Form 10-K
period 2012-12-31
Argo Group International Holdings, Ltd.
filed 2013-02-28
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the common stock held by non-affiliates was approximately $732.9 million.

As of February 21, 2013, the Registrant had 24,775,499 shares of common stock outstanding (less treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Excerpts from Argo Group International Holdings, Ltd.’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2013.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

Annual Report on Form 10-K

For the Year Ended December 31, 2012

			Page
PART I

Item	1.	Business	1
Item	1A.	Risk Factors	18
Item	1B.	Unresolved Staff Comments	42
Item	2.	Properties	42
Item	3.	Legal Proceedings	42
Item	4.	Mine Safety Disclosure	42

PART II

Item	5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	43
Item	6.	Selected Financial Data	46
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item	7A.	Quantitative and Qualitative Disclosures about Market Risk	77
Item	8.	Financial Statements and Supplementary Data	79
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	79
Item	9A.	Controls and Procedures	79
Item	9B.	Other Information	80

PART III

Item	10.	Directors, Executive Officers and Corporate Governance	81
Item	11.	Executive Compensation	81
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	81
Item	13.	Certain Relationships and Related Transactions and Director Independence	82
Item	14.	Principal Accounting Fees and Services	82

PART IV

Item	15.	Exhibits, Financial Statement Schedules	82

Forward Looking Statements

Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and are made pursuant to the safe harbor provisions of that act. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects”, “potential”, “continued”, “may”, “will”, “should”, “seeks”, “approximately”, “predicts”, “intends”, “plans”, “estimates”, “anticipates” or the negative version of those words or other comparable words. The forward-looking statements are based on the current expectations of Argo Group International Holdings, Ltd. (“Argo Group,” “we” or the “Company”) and our beliefs concerning future developments and their potential effects on Argo Group. There can be no assurance that actual developments will be those anticipated by Argo Group. Actual results may differ materially as a result of significant risks and uncertainties including but not limited to:

•	changes in the pricing environment including those due to the cyclical nature of the insurance and reinsurance industry;

•	increased competition;

•	the adequacy of our projected loss reserves including;

o	development of claims that varies from that which was expected when loss reserves were established;

o	adverse legal rulings which may impact the liability under insurance and reinsurance contracts beyond that which was anticipated when the reserves were established;

o	development of new theories related to coverage which may increase liabilities under insurance and reinsurance contracts beyond that which were anticipated when the loss reserves were established;

o	reinsurance coverage being other than what was anticipated when the loss reserves were established;

•	changes to regulatory and tax conditions and legislation;

•	natural and/or man-made disasters, including terrorist acts;

•	the inability to secure reinsurance;

•	the inability to collect reinsurance recoverables;

•	a downgrade in our financial strength ratings;

•	changes in interest rates;

•	changes in the financial markets that impact investment income and the fair market values of our investments;

•	changes in asset valuations;

•	inability to successfully execute our mergers and acquisitions growth strategy; and

•	other risks detailed in this Form 10-K or that may be detailed in other filings with the Securities and Exchange Commission.

These risks and uncertainties are discussed in greater detail in Item 1A “Risk Factors.” We undertake no obligation to publicly update any forward-looking statements.

~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

PART I

Item 1. Business

Business Overview

Argo Group International Holdings, Ltd. (“Argo Group,” “we” or the “Company”) is an international underwriter of specialty insurance and reinsurance products in the property and casualty market. We target niches where we can develop a leadership position and where we believe we will generate superior underwriting profits. Our growth has been achieved both organically through an operating strategy focused on disciplined underwriting and as a result of strategic acquisitions.

Following is a summary organization chart for Argo Group:

Business Segments and Products

For the year ended December 31, 2012, Argo Group’s operations included four ongoing business segments: Excess and Surplus Lines, Commercial Specialty, International Specialty and Syndicate 1200. In addition to the four main business segments, we have a Run-off Lines segment for products we no longer underwrite. For discussion of the operating results of each business segment, please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15, “Segment Information” in the Notes to the Consolidated Financial Statements.

Excess and Surplus Lines (“E&S”). Excess and surplus lines carriers focus on risks that the standard (admitted) market is unwilling or unable to underwrite. The standard market’s limited appetite for such coverage is often driven by the insured’s unique risk characteristics, the perils involved, the nature of the business, and/or the insured’s loss experience. Excess and surplus lines carriers are able to underwrite these risks with more flexible policy terms at unregulated premium rates on a non-admitted basis. Non-admitted carriers, while approved, are not licensed in the states where they underwrite and, therefore, are not subject to the regulation of the states’ departments of insurance. By contrast, admitted carriers are licensed by states and are subject to all of the regulations and requirements of these states.

In 2012, our E&S business segment consisted of two operating platforms: Colony Specialty and Argo Pro. While focused primarily on non-admitted business, each of these operations may also underwrite certain classes of business on an admitted basis for risks that otherwise meet our underwriting standards.

Colony Specialty underwrites property, primary and excess casualty, automobile and professional liability coverage for hard to place risks and/or distressed businesses that typically fall outside of the standard insurance market’s risk appetite. This business is written through six business units: Casualty, Transportation, Specialty Property, Contract, Environmental and Allied Medical. Colony Specialty provides coverage to a broad group of commercial enterprises including contractors, manufacturers, distributors, property owners, retailers, restaurants, environmental consultants and contractors, and smaller medical facilities within the social services, miscellaneous healthcare and long term care segments. Premium volume in 2012 for Colony Specialty was comprised of 34% Casualty, 19% Transportation, 10% Property, 26% Contract, 5% Environmental and 6% Allied Medical.

Argo Pro, which is our combined professional lines platform, provides ease of access to a broad portfolio of Errors & Omissions and Management Liability products for our wholesale and retail distribution partners. Argo Pro offers customized coverage for small to medium size risks on both an admitted and non-admitted basis. Argo Pro is comprised of three divisions: Management Liability, Errors & Omissions, and Insight. The Management Liability division targets commercial and select financial institution risks in the middle market and upper middle market segments. The Errors & Omissions and Insight divisions focus on small to medium size risks on both an admitted and non-admitted basis targeting accountants, architects and engineers, providers of information technology products and services, lawyers, miscellaneous professions, employment practices and real estate related accounts. Insight accounted for 51% of Argo Pro’s premium volume in 2012, while Management Liability and Errors & Omissions accounted for 25% and 24%, respectively.

Commercial Specialty. This segment provides property, casualty and surety coverages designed to meet the specialized insurance needs of businesses within certain well-defined markets. It targets business classes and industries with distinct risk profiles that can benefit from specially designed insurance programs, tailored loss control and expert claims handling. This segment serves its targeted niche markets with a narrowly focused underwriting profile and an understanding of the businesses it serves. In 2012, our Commercial Specialty segment consisted of the following risk-bearing operations: Argo Insurance, Rockwood, Commercial Programs, Argo Surety, Trident and ARIS Title Insurance Corporation (“ARIS”). In addition, we operate a variety of non-risk-bearing agency and brokerage operations that generate fee income under the Alteris brand. During 2012, we reorganized the Commercial Specialty segment to better align business units with similar business models. Our Trident and ARIS units, previously part of Alteris, are now individual units within the Commercial Specialty segment, allowing Alteris to move forward as a standalone group of fee based, non-risk bearing businesses, most of which operate as managing general agents (“MGA”). MGAs usually have the authority to bind insurance contracts of companies with whom they have appointments. Alteris units have underwriting authority for third party carriers as well as for certain Argo Group companies.

The core operations of Argo Insurance consist of Grocery, Restaurants, and Specialty Retail (including dry cleaners or Fabricare, convenience stores, self-storage facilities, retail shopping centers and retail furniture stores). Approximately 43% of Argo Insurance’s 2012 gross written premium was from the Grocery segment, followed by 24% in Restaurants, 21% from Fabricare, and 12% from Retail Specialty. Argo Insurance provides property, liability, workers compensation, auto, and umbrella coverage throughout the United States.

Rockwood is a specialty underwriter of workers compensation for the mining industry. It also underwrites business coverage for small commercial businesses including office, retail operations, light manufacturing, services, and restaurants. Approximately 56% of its premiums are written in Pennsylvania where it is the largest workers compensation insurer of independent coal mines. Rockwood underwrites policies on both a large deductible basis and on a guaranteed cost basis for smaller commercial accounts. In addition, Rockwood provides general liability, commercial automobile and artisan contractor packages, as well as coverage for pollution liability, umbrella liability and surety to support its core clients’ other mining and mining-related exposures. These supporting lines of business represented approximately 13% of Rockwood’s gross written premiums in 2012.

Argo Surety offers surety products to a diverse range of U.S. businesses operating in numerous industries. The focus of Argo Surety is to deliver high-quality surety credit solutions to businesses that must satisfy various eligibility conditions in order to conduct commerce, such as licensure requirements promulgated by government statute or regulation, counterparty conditions found in private or public construction projects or satisfactory performance of contracted services. Surety products are commonly grouped into two broad categories referred to as commercial bonds and contract bonds. Commercial bonds are generally required of businesses that guarantee their compliance with regulations and statutes, or the payment and performance assurance for various forms of contractual obligations, or the completion of services. Contract bonds are typically third-party performance, payment or maintenance guarantees associated with construction projects. Argo Surety targets multiple industries including construction (general, trade and service contractors), manufacturing, transportation, energy (coal, oil & gas and waste), industrial equipment, technology, retail, public utilities, and healthcare.

Trident provides primary insurance products and risk management solutions for small to intermediate-sized public sector entities, such as counties, municipalities, public schools and other local government units and special districts. Its product lines include: general liability, automobile liability, automobile physical damage, property, inland marine, crime, public official’s liability, educator’s legal liability, employment practices, law enforcement liability and workers compensation coverage.

ARIS is a statutory insurance company licensed by the New York State Department of Insurance which is a provider of art title insurance. ARIS serves the needs of the art marketplace and related fiduciary banking, legal, museum and non-profit communities by providing title insurance policies for fine art and other important collectibles traded in the global art market.

Alteris focuses on specialty programs and alternative risks solutions for selected niche markets, operating through the following divisions: Alteris Public Risk Solutions (“APRS”), Alteris Alternative Risk Solutions (“AARS”), Strategic Markets, Commercial Deposit Insurance Agency (“CDIA”) and Sonoma Risk Insurance Agency. During 2012, Alteris completed the acquisitions of Mattei Insurance Services, a Seattle-based specialty program manager with niche offerings in the logging and waste systems industries; John Sutak Insurance Brokers, a pioneer and leading provider of insurance programs for the wine industry; and Sonoma Risk Insurance Agency, which developed and now distributes the first and only contract litigation insurance product available in the U.S. on an exclusive basis.

•

APRS serves larger individual entities and group risks (pools) within the public sector, using both traditional and alternative approaches. APRS targets sophisticated accounts that wish to participate in their own risk bearing. Its product lines include general liability, automobile liability, automobile physical damage, property, inland marine, crime, public official’s liability, educator’s legal liability, law enforcement professional liability, employment practices liability and excess liability.

•

AARS provides unbundled alternative risk structures supporting both carriers and program managers through a broad spectrum of products and services. These include program placement, underwriting, administration, acquisition of capital and credit capacity, strategic alliances, policy systems solutions, claims services, risk and safety consultation and reinsurance for property, casualty, workers compensation and other commercial lines of insurance coverage. In 2012, AARS had five active programs: State Funds, which offers a select number of carriers the opportunity to offer Argonaut Insurance Company policies to their customers for their out-of-state exposures; Insurent, the only insurance program in the U.S. focused exclusively on guaranteeing residential leases; PIAPRO, a program for the National Association of Professional Insurance Agents; Osprey Yacht Banking, a program offering hull and liability insurance to purchasers of yachts being financed through participating banks; and Aviva of Canada, a program that reinsures Aviva’s U.S. exposures of their Canadian-based policyholders for equipment breakdown.

•

Strategic Markets provides insurance programs and risk solutions to a variety of niche markets. The Strategic Markets division includes the recently acquired programs through John Sutak Insurance Brokers and Mattei Insurance Services. Target industries include specialty transportation concerns (fuel oil dealers, propane dealers, septic contractors and portable sanitation operators, and school bus contractors), wineries, public and private water utilities, logging operations and law firms.

•

CDIA was established in 2012 to develop and distribute the first insurance product of its kind to offer liability protection against cyber theft for bank accounts of small businesses (10 or fewer employees). Launching in 2013, the program will be sold on a direct basis through an online, web-based platform.

•	Sonoma Risk provides contract litigation insurance designed to insure clients against the risk of paying their adversary’s attorneys fees in a breach of contract lawsuit.

International Specialty. This segment underwrites insurance and reinsurance risks worldwide through the broker market, specializing in specialty property catastrophe reinsurance and excess casualty and professional insurance. International Specialty encompasses all of Argo Group’s international (non-U.S.) business operations conducted outside of the Company’s Syndicate 1200 at Lloyd’s of London (“Lloyd’s”). These divisions include Argo Re and the Casualty and Professional Lines unit of Argo Insurance in Bermuda and Argo Seguros in Brazil.

Argo Re writes short-tail reinsurance lines exposed to property catastrophe risks. Argo Re focuses on underwriting property catastrophe excess of loss reinsurance for a relatively small number of cedents whose accounts are well known to our underwriters. Argo Re will also underwrite property per risk and pro rata reinsurance on a select basis. Reinsurance underwritten by Argo Re covers underlying exposures that are located throughout the world, including the United States. Property catastrophe reinsurance generally covers claims arising from large catastrophic events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. In addition to its primary location in Bermuda, Argo Re originates business through its affiliates worldwide. Argo Re (DIFC) located in Dubai, U.A.E., specializes in placing facultative reinsurance coverage for casualty, professional indemnity and financial lines throughout the Middle East and North Africa (MENA Region). Argo Re also utilizes its subsidiary in Belgium, Argo Solutions, S.A., to source business presented in Europe.

The Casualty and Professional Lines unit of our Argo Insurance division underwrites on behalf of Argo Re and is managed from Bermuda. This unit serves the needs of global clients for coverage in the following lines: general and products liability, directors and officers liability, errors and omissions liability, and employment practices liability for global clients.

Argo Seguros is a property and casualty insurance company based in Sao Paolo, Brazil, which is focused on serving that country’s domestic commercial insurance market. Argo Seguros provides a broad range of commercial property, casualty and specialty coverages across three customer segments – Corporate, Commercial and Small Businesses. Its primary lines of business are Cargo & Marine, Property & Engineering, Financial Lines and Motor.

ArgoGlobal SE is a licensed property and casualty insurer formed as a Societas Europeas (SE) within the EU and domiciled in Malta. Through its home office in Malta, and through branch offices in Paris and Barcelona, ArgoGlobal SE provides primary insurance coverage for selected professional lines originating in Continental Europe.

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

The table below represents our economic participation in the syndicate we manage by year of account:

Year of account	2013	2012	2011
Participations on syndicate	1200	1200	1200
Argo Group interest	87%	86%	69%
Third party - Trade capital providers	8%	8%	20%
Third party - Names and Other Capital	5%	6%	11%

Argo International earns its income from return on the underwriting capital that is provided from its Argo Group, investment income on such capital resources and from fee income earned from the management of third party capital.

Argo International’s worldwide property division concentrates mainly on underwriting short-tail risks, with an emphasis on commercial properties that are also exposed to catastrophes and other man-made or natural disasters. In underwriting the property portfolio, exposures are diversified geographically and by peril in order to manage the risks assumed and maximize return. The division maintains an opportunistic approach to underwriting and attempts to identify and respond to opportunities in territories and classes of business as they arise.

Argo International’s liability division underwrites non-U.S. professional indemnity, international general liability, financial institutions and legal expense, medical malpractice, international casualty treaty, and directors & officers insurance. Argo International’s specialty division underwrites cargo, energy and yachts and hull insurance, while the aerospace division underwrites space and aviation risks.

Underwriters assess opportunities across geographies and risk layers within each of their divisions. Lloyd’s currently operates in over 200 countries and territories, and we currently underwrite in 166 of these countries. Lloyd’s business is often written on a syndicate basis across the market. Argo International is the lead underwriter on approximately 38% of the business it underwrites.

Run-off Lines. Run-off Lines segment includes outstanding liabilities associated with discontinued lines previously written by our insurance subsidiaries, such as those arising from liability policies dating back to the 1960s, 1970s and into the 1980s, risk management policies written by business units that have since been sold to third parties in renewal rights transactions, and other legacy accounts previously written by our reinsurance subsidiaries and Lloyd’s syndicate and classified as property catastrophe business.

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

Excess and Surplus Lines. Colony Specialty distributes its products through a network of appointed wholesale agents and brokers specializing in excess and surplus lines and certain targeted admitted lines. The majority (60%) of Colony Specialty’s premium volume in 2012 was produced by wholesale brokers who submit business in the ordinary course for underwriting and rely on Colony Specialty to produce quotes and handle policy issuance on such accounts. The remaining 40% of Colony Specialty’s premium was produced through a select group of wholesale agents to whom Colony Specialty has delegated limited authority to act on its behalf. These agents are granted authority to underwrite, quote, bind and issue policies in accordance with predetermined underwriting guidelines and procedures prescribed by Colony Specialty. Argo Pro distributes its products through both wholesale and retail partners.

Commercial Specialty. Commercial Specialty uses a broad distribution platform to deliver specialty insurance products and services to our policyholders and agents. Argo Insurance products and services are distributed through selected independent agents, brokers, wholesalers and program managers with demonstrated expertise in one or more of its targeted niche markets and through its in-house managing general agents and on a direct basis in a limited number of states. Rockwood distributes its product lines through a network of independent retail and wholesale agents. Trident provides its insurance products and related services through licensed retail agents, selected brokers and state program managers. Argo Surety distributes its products through selected surety specialty agents and brokers across the United States. ARIS employs both a direct and partner-distribution strategy, which includes brokers, insurers, market advisors, art lenders, investment funds and auction houses. Alteris generally distributes products written on behalf of third party carriers and Argo Group through retail agents and selected brokers and in part through a direct distribution model at Sonoma Risk and CDIA.

International Specialty. Argo Re has obtained substantially all of its insurance and reinsurance business through brokers and third party intermediaries who represent clients in negotiations for the purchase of reinsurance. None of the intermediaries through which Argo Re obtains this business are authorized to bind business on our behalf. Argo Re pays commissions to these intermediaries or brokers that vary in size based on the amount of premiums and type of business assumed by Argo Re. Argo Insurance distributes its products through selected brokers with whom our underwriters have experience. Argo Seguros distributes products through selected brokers within their local markets.

Syndicate 1200. The syndicate obtains underwriting business from two main sources: the Lloyd’s open market, and underwriting agencies with delegated authority. In the Lloyd’s open market, brokers approach Argo International directly with individual insurance risk opportunities for consideration by our underwriters. Brokers also approach Argo International through selected underwriting agencies that have been granted limited authority delegated by Argo International to make underwriting decisions on individual risks. In general, risks written in the open market are larger than risks written on our behalf by authorized agencies in terms of both exposure and premium.

Competition

We compete in a variety of markets against a variety of competitors depending on the nature of the risk and coverage being underwritten. The competition for any one account may range from large international firms to smaller regional companies in the domiciles in which we operate.

To remain competitive, our strategy includes, among other measures: (1) focusing on rate adequacy and underwriting discipline, (2) leveraging our distribution network, (3) controlling expenses, (4) maintaining financial strength and issuer credit ratings, (5) providing quality services to agents and policyholders and (6) acquiring suitable books of business.

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

Ratings

Ratings are an important factor in assessing the Company’s competitive position and its ability to meet its ongoing obligations. Ratings are not a recommendation to buy, sell or hold any security, and they may be revised or withdrawn at any time by the rating agency. Moreover, the ratings of each rating agency should be evaluated independently as the rating methodology and evaluation process may differ. Further, the ratings issued on the Company or its subsidiaries by any of these agencies are announced publicly and are available on the Company’s and respective rating agency’s websites. The Company has two types of ratings: Financial Strength and Debt.

A financial strength rating reflects the rating agency’s assessment of an insurer’s ability to meet its financial obligations to policyholders. With the exception of Argo International, ARIS Title Insurance Corporation and Argo Seguros (which are not rated), all of our insurance and reinsurance companies have a financial strength rating of “A” (Excellent) from A.M. Best Company (“A.M. Best”), and our U.S. insurance subsidiaries have a financial strength rating of “A-” (Strong) from Standard & Poor’s (“S&P”). The outlook on all those ratings is stable. A.M. Best financial strength ratings range from “A++” (Superior) to “S” (Suspended) and includes 16 separate ratings categories. S&P financial strength ratings range from “AAA” (Extremely Strong) to “R” (under regulatory supervision) and include 21 separate ratings categories.

Argo International, our Lloyd’s syndicate, receives a separate financial strength rating based on the business and financial characteristics of the Lloyd’s market as a whole. Lloyd’s is rated “A” (Excellent) with a stable outlook by A.M. Best and “A+” (Strong) with a positive outlook by S&P.

A debt rating reflects the rating agency’s assessment of a company’s prospects for repaying its debts and is considered by lenders in connection with the setting of interest rates and terms for a company’s short-term and long-term borrowings. Argo Group US, Inc. has an issuer credit and senior unsecured debt rating of “BBB-” and a subordinated debt rating of ‘BB+’ from S&P. The outlook on those ratings is stable.

Regulation

General

The business of insurance and reinsurance and related services is regulated in most countries, although the degree and type of regulation varies from one jurisdiction to another. The principal jurisdictions in which our insurance and reinsurance segments operate are Bermuda, the United States, the European Union, Brazil, Dubai and the United Kingdom. We are also regulated by other countries where we do business.

Bermuda

Insurance Company & Insurance Group Supervision and Regulation Scheme.

Based on the Insurance Act 1978 (“the Act”), as amended from time to time, Bermuda entertains a dual, bifurcated, risk-based supervisory system for registered (Re)Insurance Companies and for selected (Re)Insurance Groups.

A number of Bermuda registered (re)insurers operate within a group structure, meaning that a local insurer’s financial position and risk profile, and its overall prudential position, may be impacted by being part of a group, both positively and negatively. Therefore, the Bermuda Monetary Authority (“BMA”) has established a group supervision framework for insurance groups and conducts its responsibilities and powers as Group Supervisor under the Insurance Act 1978 (the Act), as last amended in the second half of 2012, and the supporting legislation, the Insurance (Group Supervision) Rules 2011 and the Insurance (Prudential Standards) (Insurance Groups Solvency Requirement) Rules 2011, both last amended in December 2012.

All of Bermuda’s insurance groups subject to supervision are internationally active. Therefore, Bermuda’s group supervision framework reflects international developments in this area and principles for insurance group supervision adopted by the International Association of Insurance Supervisors (IAIS).

The main objectives of group supervision include (a) policyholder protection, (b) ensuring at least one supervisor has an overall view of the group and its associated risks, and (c) addressing any supervisory gaps, the risk of contagion and the impact of any unregulated entities within a group. Therefore, key areas of focus within the group supervision framework are (1) ensuring solvency at group level, (2) monitoring inter-group transactions, and (3) assessing corporate governance, risk management and internal control processes of insurance groups. In conducting its function as Group Supervisor, the BMA, inter alia, convenes and conducts supervisory colleges with other supervisory authorities that have regulatory oversight of entities within a group and coordinates the gathering and dissemination of relevant or essential information from groups for going concern or emergency situations.

The BMA is also responsible for the supervision, regulation and inspection of Bermuda domiciled insurance companies and for the licensing of all insurance companies, brokers, agents and managers. The Act and its supporting legislation, the Insurance (Prudential Standards) (Class 4 and 3B Solvency Requirement), the Insurance (Eligible Capital) Rules, both as last amended in December 2012, as well as various other policies and guidance notes, inter alia the Insurance Code of Conduct, provide the Authority with substantive licensing and intervention powers.

These rules are in varying stages of completion and enforcement, and provide for significant reporting requirements as to the Company and its consolidated financial condition.

Solvency Regulation Scheme

Bermuda continues to enhance its risk-based regulatory regime, which is intended to meet or exceed international standards, including Solvency II (“S II”) as enacted by the European Union (“EU”) in November 2009 as discussed more fully below.

Additionally, Bermuda is seeking to become recognized by the European Union (“EU”) as having an “equivalent solvency regime” in an effort to benefit Bermuda-based companies by utilizing recognition agreements that would acknowledge equivalent solvency requirements and protect these insurers and reinsurers from having to fulfill the solvency requirements under various and differing regimes.

Many of the areas covered under this initiative will be phased in over a number of years. The BMA’s aim is to enhance its currently existing regime consisting of three core components: (1) Capital Adequacy, (2) Governance and Risk Management, and (3) Disclosure and Reporting. Most of these elements are interconnected and potentially influenced by developments in other international regimes. A risk-based capital regime necessitates a strong system of governance and risk management and internal controls framework that reflects the integration of risk and capital management. Insurance Companies as well as Insurance Groups are also subject to the Bermuda Solvency Capital Requirement (“BSCR”), a risk-based capital system mandated by the above mentioned rules.

Regulation of Argo Group.

In May of 2011, the BMA gave notice that it had determined itself to be the proper group supervisor for the Company for purposes of its Group Supervision regime, and nominated Argo Re to serve as the designated insurer. Accordingly, the Company and its subsidiaries are deemed to be an affiliated group supervised by the BMA under applicable rules and regulations in Bermuda.

In the course of 2012, the BMA has not conducted any supervisory college sessions related to the Company with other supervisory authorities that have regulatory oversight of entities within the Company with any Company representative in attendance.

Solvency and Capital Requirements of Argo Group.

For the first time in 2012, in compliance with the applicable rules, the Company filed, as a Group, through its designated insurer Argo Re, the required capital and solvency returns and other financial and statutory statements. Enhanced Capital Requirements (“ECR”) were not yet in operation in 2012.

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

Controlling Shareholders of an Insurer; Effect on Ownership of Shares in the Company. The definition of a “shareholder controller” is set out in the Insurance Act, but generally refers to a person who holds 10% or more of the shares carrying rights to vote at a shareholders’ meeting of the registered insurer or its parent company. As such, any person who, directly or indirectly, becomes a holder of at least 10 percent, 20 percent, 33 percent or 50 percent of the Company’s common shares must notify the BMA in writing within 45 days of becoming such a holder. The BMA also has the power under the Insurance Act, at any time, by written notice, to object to any “controller” (including a shareholder controller) if it appears to the BMA that such person is not a fit and proper person to be such a controller. The BMA may require a shareholder controller to reduce its holding of our common shares and direct, among other things, that voting rights attaching to the common shares shall not be exercisable.

Solvency and Capital Requirements of Argo Re.

The Act, in conjunction with the Insurance Returns and Solvency Regulations), imposes on Bermuda insurance companies, including Argo Re, solvency and liquidity standards and auditing and reporting requirements, and grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies.

Dividends

The payment of dividends by Argo Re is limited under the Insurance Act. Argo Re is prohibited from declaring or paying any dividends during any financial year it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. Should Argo Re fail to meet its minimum solvency margin or minimum liquidity ratio as of the last day of any financial year, it will be prohibited from declaring or paying any dividends during the next financial year without prior approval from the BMA.

As of December 31, 2012, Argo Re’s solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Insurance Act. As of December 31, 2012, the unaudited statutory capital and surplus of Argo Re was estimated to be $1,183.9 million and the amount required to be maintained was estimated to be $312.9 million. As of December 31, 2012, Argo Re’s total investments in subsidiaries in its statutory balance sheet were approximately $903.7 million.

No dividends were paid by Argo Re to Argo Group in 2012. In December of 2011, Argo Re paid a cash dividend of $100.0 million to Argo Group which was used to repay an intercompany note. In March 2010, Argo Re paid a cash dividend of $17.5 million to Argo Group.

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

Dividends

As a result of a previous merger, all of our U.S. Subsidiaries became subsidiaries of Argo Group US, Inc., meaning that any dividends from our U.S. Subsidiaries are payable in the first instance to Argo Group US, Inc. prior to being passed upward as dividends to the Company. The ability of our insurance subsidiaries to pay dividends is subject to certain restrictions imposed by the jurisdictions of domicile that regulate our insurance subsidiaries and each such jurisdiction’s limitations upon the amount of dividends that an insurance company may pay without the approval of its insurance regulator.

Argo Group US, Inc. may receive dividends from its direct subsidiaries: Argonaut Insurance Company, Colony Insurance Company and Rockwood Casualty Insurance Company. For the year ended December 31, 2012, Colony paid an ordinary dividend to Argo Group US, Inc. in the amount of $59.0 million. The dividend was paid and notice was provided to the Virginia Bureau of Insurance. For the year ended December 31, 2012, Rockwood paid an ordinary dividend to Argo Group US, Inc. in the amount of $10.0 million. During 2013, Argonaut Insurance Company may be permitted to pay dividends of up to $38.1 million without approval from the Illinois Department of Insurance, based on the application of the Illinois ordinary dividend calculation. Colony may be permitted, during 2013, to pay dividends of up to $39.1 million without prior approval from the Virginia Bureau of Insurance, based on the application of Virginia’s ordinary dividend calculation. Rockwood may be permitted, during 2013, to pay dividends of up to $9.7 million without approval from the Pennsylvania Department of Insurance, based on the application of Pennsylvania’s ordinary dividend calculation. Business and regulatory considerations may impact the amount of dividends actually paid, and prior approval of extraordinary dividend payments is required.

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

The Terrorism Risk Insurance Program Reauthorization Act

On December 26, 2007, the President of the United States signed into law the Terrorism Risk Insurance Program Reauthorization Act of 2007, which extends the Terrorism Risk Insurance Act through December 31, 2014. Under the Terrorism Risk Insurance Act, commercial insurers are required to offer insurance coverage against terrorist incidents and are reimbursed by the federal government for paid claims subject to deductible and retention amounts. The law extends the temporary federal Program that provides for a transparent system of shared public and private compensation for insured losses resulting from acts of terrorism. The U.S. Department of the Treasury (“Treasury”) implements the Program. On November 26, 2002, the President of the United States signed into law the Terrorism Risk Insurance Act of 2002 (“TRIA”). The Treasury on June 29, 2004, issued a final Claims Procedures Rule, effective July 31, 2004, as part of its implementation of Title I of TRIA. TRIA also contains specific provisions designed to manage litigation arising out of, or resulting from, a certified act of terrorism. On July 28, 2004, Treasury issued a final rule concerning litigation management.

TRIA, the Claims Procedures Rule, the Litigation Management Rule and related rules, certain definitions, requirements, and procedures for insurers filing claims with Treasury for payment of the Federal share of compensation for insured losses under the Terrorism Risk Insurance Program (“TRIP”). The Claims Procedures Rule, in particular, specifically addresses requirements for Federal payment, the submission of an initial notice of insured loss, loss certifications, the timing and process for payment, associated recordkeeping requirements, as well as Treasury’s audit and investigation authority. These procedures will apply to all insurers that wish to receive their payment of the Federal share of compensation for insured losses under TRIA. Insurers are advised to review the legislation and TRIP regulations before submitting information.

Additional materials addressing the Terrorism Risk Insurance Act of 2002 and TRIP, including Treasury issued interpretive letters, are contained on the U.S. Department of the Treasury website.

European Union

The enhanced EU regulatory regime “Solvency II” (“S II”), which was enacted in November 2009, imposes new solvency and governance requirements across all EU Member States. As of end of 2012, a specific date of entry into force of the S II regime as well as the scope for the technical standards to be drafted by European Insurance and Occupational Pensions Authority (“EIOPA”) was not yet determined and promulgated. Without pre-empting the final decision of the parliament and council on the timeline and the scope of the further regulatory measures, EIOPA has adopted a working assumption for the timeline of S II. This timeline should allow EIOPA, its members and the industry to progress in preparing for the implementation of S II according to specific milestones. It is currently considered that the implementation of the S II directive might be postponed for up to several years, and or unbundled and introduced in multiple phases. S II, which manifests a significant enhancement of the existing Solvency I framework, is the expanded regulatory regime that will impose economic risk-based solvency requirements across all EU Member States and consists of three pillars: (1) Pillar I – quantitative capital requirements, based on a valuation of the entire balance sheet; (2) Pillar II – qualitative regulatory review, which includes governance, internal controls, enterprise risk management and supervisory review process; and (3) Pillar III – market discipline, which is accomplished through reporting of the insurer’s financial condition to regulators.

Argo International, Argo Group’s operation at Lloyd’s of London and ArgoGlobal SE will be required to comply with S II and are undertaking actions to be compliant by the imposed implementation date.

Up until such official implementation, the existing country specific rules and regulations remain in force, and are being observed by Argo Group and its affiliates operating in the respective country.

United Kingdom

The Financial Services Act

The Financial Services Bill, which received Royal Assent on December 19, 2012, has now become an Act of Parliament, and will be known as the Financial Services Act. The Act, which comes into force from April 1, 2013, provides regulators with comprehensive powers to counter future risks to financial stability and to ensure that consumers are treated fairly.

The legislation reforms the current regulatory system, which divides responsibility for financial stability between the Treasury, the Bank of England and the Financial Services Authority (“FSA”). The new system gives the Bank of England macro-prudential responsibility for oversight of the financial system and, through a new, operationally independent subsidiary, for day-to-day prudential supervision of financial services firms managing significant balance-sheet risk. The FSA will cease to exist in its current form. A proactive new conduct of business regulator will also be created to protect consumers, promote competition and ensure integrity in markets.

FSA Regulations.

During 2012, Argo International’s operations are regulated by the FSA and franchised by Lloyd’s of London. The FSA has substantial powers of intervention in relation to the Lloyd’s managing agents (such as Argo Managing Agency Limited) that it regulates, including the power to remove their authorization to manage Lloyd’s syndicates. In addition, each year the FSA requires Lloyd’s to satisfy an annual solvency test that measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and run-off. If Lloyd’s fails this test, the FSA may require Lloyd’s to cease trading and/or its members to cease or reduce underwriting.

Lloyd’s of London Regulations and Requirements.

Argo International’s operations are franchised by Lloyd’s. The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s. The Lloyd’s Franchise Board is responsible for setting risk management and profitability targets for the Lloyd’s market and operates a business planning and monitoring process for all syndicates, including reviewing and approving the syndicates’ annual business plan. The Lloyd’s Franchise Board requires annual approval of Argo International’s business plan, including maximum underwriting capacity, and may require changes to any business plan presented to it or that additional capital be provided to support underwriting. Lloyd’s also imposes various charges and assessments on its members.

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

If a member of Lloyd’s is unable to pay its claims to policyholders, such claims may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members. The Council of Lloyd’s has discretion to call or assess up to 3% of a member’s underwriting capacity in any one year as a Central Fund contribution.

Dividends

Dividend payments from Argo International to its immediate parent are not restricted by regulatory authority. When paid, however, such dividends become part of the capital and surplus of Argo Re, at which point further distribution upward to the Company is subject to Bermuda insurance and solvency regulations as discussed above. Dividend payments from Argo International will be at the discretion of Argo International’s Board of Directors and will be subject to the earnings, operations, financial condition, capital and general business requirements of Argo International. Dividends from a Lloyd’s managing agent and a Lloyd’s corporate member can be declared and paid provided it has sufficient profits available.

Malta

ArgoGlobal SE was authorized effective December 12, 2011 to operate as a licensed insurer domiciled in Malta under the Malta Business Act (Cap. 403) by the Malta Financial Services Authority (“MFSA”). ArgoGlobal SE is regulated as a domestic insurer by the MFSA and subject generally to Malta’s laws and regulations relating to insurance and solvency requirements. ArgoGlobal SE entertains risks throughout the EU Member States and EEA States, either directly from Malta or through an authorized branch office pursuant to the applicable Maltese rules and European regulations on the ‘Exercise of Passport Rights – Services/Establishment’. Although dividends are not expected to be paid during the start up phase of ArgoGlobal SE, when payable, such dividends will be subject to applicable laws and regulations in Malta.

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

Dubai

Argo Re (DIFC) Ltd. was authorized effective July 18, 2011 as an “Authorized Firm” licensed to operate in Dubai as an insurance manager and insurance intermediary by the Dubai Financial Services Authority (“DFSA”). Although not subject to solvency requirements and other regulations that apply to insurance carriers and reinsurers generally in Dubai, Argo Re (DIFC) Ltd. is subject to Dubai’s laws and regulations relating to its business activities as an Authorized Firm (Category 4) operating in Dubai.

Reinsurance

As is common practice within the insurance industry, Argo Group’s insurance and reinsurance subsidiaries transfer a portion of the risks insured under their policies by entering into a reinsurance treaty with another insurance company. Purchasing reinsurance protects primary carriers against the frequency and/or severity of losses incurred on the policies they issue, such as in the case of unusually serious occurrences in which a number of claims on one policy aggregate to produce an extraordinary loss on one policy or where a catastrophe generates a large number of serious claims on multiple policies at the same time. Reinsurance does not discharge the issuing primary carrier from its obligation to pay a policyholder for losses insured under its policy. Rather, the reinsured portion of each loss covered under a reinsurance treaty is ceded to the assuming reinsurer for reimbursement to the primary carrier. Because this creates a receivable owed by the reinsurer to the primary carrier, there is credit exposure with respect to losses ceded to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under its reinsurance treaty. The ability to collect on reinsurance is subject to the solvency of the reinsurers, interpretation of contract language and other factors. We are selective in regard to our reinsurers, seeking out those with strong financial strength ratings from A.M. Best or S&P. However, the financial condition of a reinsurer may change over time based on market conditions. We perform credit reviews on our reinsurers, focusing on, among other things, financial condition, stability, trends and commitment to the reinsurance business. In certain instances we also require deposit of assets in trust, letters of credit or other acceptable collateral to support balances due from certain reinsurers whose financial strength ratings fall below a certain level or who transact business on a non-admitted basis in the case of the U.S. subsidiaries in the state where our insurance subsidiary is domiciled.

At December 31, 2012, Argo Group’s reinsurance recoverable balance totaled $1,320.9 million, net of an allowance for doubtful accounts of $4.4 million. The following table reflects the credit ratings for the reinsurance recoverable balance at December 31, 2012:

($’s in millions) Ratings per A.M. Best	Reinsurance Recoverables	% of Total

Reinsurers rated A+ or better	$636.9	48.2%
Reinsurers rated A	530.4	40.2%
Reinsurers rated A-	48.5	3.7%
Reinsurers rated below A- or not rated	105.1	8.0%

	$1,320.9	100.0%

The top ten reinsurers, all rated A or higher, accounted for $903.5 million, or approximately 68% of the reinsurance recoverable balance as of December 31, 2012. Management has concluded that all net balances are considered recoverable as of December 31, 2012.

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

The tables below present a development of loss and loss adjustment expense reserve liabilities and payments for the years 2002 through 2012. The information presented in Table I is net of the effects of reinsurance. The information presented in Table II includes only amounts related to direct and assumed insurance. Amounts for the former PXRE companies are not included for the years prior to 2007, the year of acquisition. Additionally, amounts for Argo International are not included for the years prior to 2008, the year of acquisition.

Table I

Analysis of Losses and Loss Adjustment Expense (“LAE”) Development

(Net of Reinsurance)

(in millions)	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012

Reserves for Losses and LAE (1) (2)	$838.2	$965.5	$1,060.8	$1,394.8	$1,530.5	$1,863.3	$2,115.6	$2,213.2	$2,253.0	$2,336.7	$2,110.9
Cumulative Amount Paid as of (3)
1 year later	188.7	230.5	183.1	235.6	286.6	410.9	567.8	577.9	577.9	578.8
2 years later	348.8	354.1	341.9	435.2	517.8	721.5	965.5	960.2	968.6
3 years later	431.9	471.6	492.9	600.3	712.7	930.0	1,213.5	1,213.7
4 years later	514.0	588.5	614.0	734.0	840.9	1,072.0	1,372.3
5 years later	609.3	683.0	717.1	822.2	926.7	1,169.0
6 years later	688.0	765.5	785.3	886.8	994.3
7 years later	763.4	825.4	840.7	943.0
8 years later	817.4	876.9	890.6
9 years later	864.7	923.6
10 years later	908.3

Reserves Re-estimated as of (4)
1 year later	879.0	964.6	1,216.0	1,349.9	1,499.4	1,798.6	2,109.3	2,170.1	2,249.6	2,303.8
2 years later	889.9	1,158.2	1,196.3	1,331.4	1,472.5	1,757.9	2,018.4	2,112.0	2,193.4
3 years later	1,090.7	1,161.3	1,200.2	1,306.5	1,446.1	1,696.9	1,974.4	2,055.5
4 years later	1,099.7	1,187.3	1,196.0	1,316.3	1,413.5	1,659.1	1,946.8
5 years later	1,138.0	1,189.0	1,219.5	1,296.8	1,389.1	1,640.6
6 years later	1,142.6	1,208.3	1,208.1	1,284.0	1,376.2
7 years later	1,166.1	1,208.4	1,196.5	1,276.0
8 years later	1,172.9	1,202.3	1,196.1
9 years later	1,169.8	1,206.3
10 years later	1,175.1
Cumulative (Deficiency) Redundancy (5) (6)	(336.9)	(240.8)	(135.3)	118.8	154.3	222.7	168.8	157.7	59.6	32.9
Prior Yr. Cumulative (Deficiency) Redundancy (6)	(331.6)	(236.8)	(135.7)	110.8	141.4	204.2	141.2	101.2	3.4	—

Change in Cumulative (Deficiency) Redundancy	$(5.3)	$(4.0)	$0.4	$8.0	$12.9	$18.5	$27.6	$56.5	$56.2	$32.9

(1)	Original estimated reserves for losses and LAE, net of reinsurance, as of the balance sheet date for each of the years indicated.
(2)	Reserves for losses and LAE for 2012 are net of $192.2 million of reserves ceded under a whole account quota share reinsurance transaction covering Syndicate 1200 2009 and prior years of account. The table does not include the impact of this transaction on years prior to 2012.
(3)	Cumulative amounts paid, net of reinsurance payments as of the end of successive years related to those reserves.
(4)	Re-estimated reserves are calculated by adding cumulative amounts paid subsequent to year-end to the re-estimated unpaid losses and LAE for each year.
(5)	Cumulative (deficiency) redundancy, compares the adjusted reserves (3) to the reserves as originally established (1) and shows that the reserves as originally recorded were either inadequate or excessive to cover the estimated cost of claims as of the respective year end.
(6)	The Cumulative (Deficiency) Redundancy for each of the current year and prior year lines includes $176.2 million of (Deficiency) related to the commutation of the Adverse Development Contract (“ADC”) for each of the 2002 through 2004 years. There is no net effect to the change in Cumulative (Deficiency) Redundancy.

Table II

Analysis of Losses and Loss Adjustment Expense (“LAE”) Development

(Gross Reserves)

(in millions)	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012

Reserves for Losses and LAE (1)	$1,281.6	$1,480.8	$1,607.5	$1,875.4	$2,029.2	$2,425.5	$2,996.6	$3,203.3	$3,152.2	$3,291.1	$3,223.5
Cumulative Amount Paid as of (2)
1 year later	236.7	316.2	275.2	335.6	358.9	499.5	789.5	834.9	764.7	774.3
2 years later	464.6	501.0	470.4	578.5	650.4	894.6	1,383.8	1,342.7	1,295.2
3 years later	596.1	638.8	645.5	784.1	903.7	1,198.9	1,716.4	1,691.6
4 years later	691.3	771.7	791.9	957.1	1,086.7	1,364.9	1,938.8
5 years later	798.5	882.2	924.0	1,085.4	1,195.2	1,500.3
6 years later	890.0	990.4	1,026.2	1,164.8	1,294.2
7 years later	988.8	1,081.0	1,092.2	1,248.5
8 years later	1,072.5	1,140.7	1,157.8
9 years later	1,126.7	1,200.5
10 years later	1,181.8

Reserves Re-estimated as of (3)
1 year later	1,370.1	1,489.5	1,604.1	1,792.0	1,960.1	2,369.6	3,044.0	3,135.0	3,132.1	3,245.6
2 years later	1,394.1	1,519.2	1,547.1	1,741.6	1,939.8	2,333.4	2,899.6	3,067.4	3,073.1
3 years later	1,425.7	1,486.5	1,540.8	1,727.4	1,932.3	2,254.1	2,871.9	2,994.4
4 years later	1,410.5	1,513.7	1,542.9	1,764.7	1,869.9	2,182.7	2,834.6
5 years later	1,455.6	1,515.5	1,608.2	1,725.1	1,836.5	2,154.2
6 years later	1,459.4	1,587.1	1,588.5	1,708.4	1,815.7
7 years later	1,533.1	1,581.7	1,576.1	1,695.8
8 years later	1,536.7	1,575.4	1,563.3
9 years later	1,532.5	1,565.6
10 years later	1,524.6
Cumulative (Deficiency) Redundancy (4)	(243.0)	(84.8)	44.2	179.6	213.5	271.3	162.0	208.9	79.1	45.5
Prior Yr. Cumulative (Deficiency) Redundancy	(250.9)	(94.6)	31.4	167.0	192.7	242.8	124.7	135.9	20.1	—

Change in Cumulative (Deficiency) Redundancy	$7.9	$9.8	$12.8	$12.6	$20.8	$28.5	$37.3	$73.0	$59.0	$45.5

(1)	Original estimated reserves for losses and LAE, prior to the effects of reinsurance, as of the balance sheet date for each of the years indicated.
(2)	Cumulative amounts paid, prior to the effects of reinsurance as of the end of successive years related to those reserves.
(3)	Re-estimated reserves are calculated by adding cumulative amounts paid subsequent to year-end to the re-estimated unpaid losses and LAE for each year.
(4)	Represents changes of the original estimate of the year indicated (1) and the reserves re-estimated (3) as of the current year-end.

Excluded from the preceding tables are loss reserves of $135.7 million, which were classified as “Liabilities held for sale” as of December 31, 2007.

On December 31, 2012, Syndicate 1200 entered into a whole account quota share contract covering the 2009 and prior years of account. The counterparty was another syndicate within Lloyd’s. As a result of this transaction, net reserves for losses and LAE at the end of 2012 are reduced by $192.2 million ceded under this quota share agreement.

On September 15, 2005, Argo Group commuted the ADC, which originally became effective in 2002. Reserves previously ceded under the contract of $176.2 million are added back to the Reserves Re-estimated section of the Analysis of Losses and Loss Adjustment Expense Development Net of Reinsurance table for the 2002 through 2004 years and is included in the 2005 Reserves for Losses and LAE line. As a result, the Cumulative (Deficiency) Redundancy line and the Prior Year Cumulative (Deficiency) Redundancy line include a $176.2 million deficiency related to the commutation for each of the 2002 through 2004 years. Retention of loss reserves previously ceded under the ADC did not result in additional loss expense.

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

Investments

Investment Strategy and Guidelines

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of our obligations, including claims payments. To ensure adequate liquidity for payment of claims, we take into account the maturity and duration of our investment portfolio and our general liability profile. To meet our liquidity needs, our core bond portfolio consists primarily of investment grade, fixed-maturity securities. As of December 31, 2012, these securities, along with cash, represented 70.5% of our total investments and cash.

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

The performance of our investment portfolio is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. Investment guideline restrictions have been established in an effort to minimize the effect of these risks but may not always be effective due to factors beyond our control. A significant change in interest rates could result in losses, realized or unrealized, in the value of our investment portfolio. Additionally, with respect to some of our investments, we are subject to prepayment and possibly reinvestment risk. Certain investments in our Capital Appreciation Portfolio, which includes high yield fixed maturity securities, emerging market debt securities, domestic and global equities, and other alternative investments are subject to restrictions on sale, transfer and redemption, which may limit our ability to withdraw funds or realize gains on such investments for some period of time after our initial investment. The values of, and returns on, such investments may also be more volatile.

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

We currently use multiple professional investment managers to manage our portfolio. Certain short-term investments and other strategic investments are managed internally.

Additional information relating to our investment portfolio is included under Item 7A “Quantitative and Qualitative Disclosures about Market Risk” and Note 2, “Investments” in the Notes to Consolidated Financial Statements.

Employees

As of December 31, 2012, Argo Group had 1,216 employees. We provide a comprehensive benefits program for substantially all employees, including a 401(k) savings plan and other retirement plans, health, life and disability benefits and a tuition reimbursement program. Management believes our relationships with our employees are good.

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

The focus of our risk management framework is on “reasonably foreseeable material risks”, meaning those exposures (financial and non-financial, on and off-balance sheet, current and contingent exposures, etc.) that we can be identify in advance as having the potential, should they occur, to change the way relevant stakeholders would assess our solvency and / or liquidity position or risk profile in general. These risks include those that are on the risk register. Relevant stakeholders include our Board, senior management, policyholders, investors and the various governmental and non-governmental authorities that monitor and regulate our business activities and securities.

Risk Strategy. Argo Group’s “Risk Strategy” encompasses our risk appetite, risk tolerance levels and strategy for addressing and managing risk. The Risk Strategy is outlined and implemented through the respective policies, targets, guidelines, requirements and budgets approved by our Board on a periodic basis.

Because we are subject to an increasingly complex environment for regulatory and financial oversight, we consider enterprise risk management and compliance as key functions from an operational standpoint. However, maintaining a suitable and effective Risk Strategy is also viewed as a strategic imperative, since it allows us to remain competitive through better understanding our own risks and overall solvency needs, on both a per risk and an aggregated, enterprise wide basis.

Framework. Argo Group’s risk management and internal controls framework is designed to enable us to achieve an accurate and timely understanding of (1) the nature, caliber and sensitivity of the material foreseeable risks to which we are exposed, (2) our ability to mitigate or avoid such risks, and (3) to the extent that an identified risk falls outside of our Risk Strategy, what course of action is necessary to address such risk consistent with our set goals, principles and risk appetites.

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

Argo Group’s Board has revised its Corporate Governance Guidelines and Terms of References to reflect local and international developments with regard to Risk and Capital Management. Simultaneously, the role and composition of the Company’s Risk Committee has been expanded to keep pace with the international expansion of the Group as well as evolving regulatory developments, especially in Bermuda, the U.S., and the European Union. The Enterprise Risk Management function on Group level and the additional local risk management functions, especially in the U.K., further fortify the implementation of and compliance with our risk management framework. Throughout the year, risk related aspects to our business have been reviewed and evaluated at all levels. Based on these assessments, appropriate risk management actions have been taken to address and mitigate risks where necessary and to ensure that underwriting and investment activities remain consistent with the Board’s approved strategic and business plans.

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

•	designed to incorporate techniques necessary to identify, measure, respond to, monitor, and report, on a continuous basis and on an individual and aggregate level, material foreseeable risks.

The risk management techniques, especially with regard to our internal capital model, are constantly refined as new methods are developed, enhanced tools and applications are released, and our means to quantify and qualify risks improve.

•	designed to specify objectives, risk appetite and tolerance levels, as well as appropriate delegation of oversight, reporting, and operating responsibilities across all functions.

Argo Group’s Risk Strategy is determined by a risk appetite defined by a series of risk limits on Group as well as on operational segment level. The risk appetite is based on the available capital and liquidity as well as on the Board approved earnings target within certain volatility tolerances, and provides a term of reference for the operational segments of Argo Group.

▪	Risk limits encompassed in Argo Group’s Risk Strategy include:

➢	Primary company-wide portfolio limits, which are based on Argo Group’s overall portfolio and designed to protect our capital and liquidity position and limit the likelihood of an economic loss for the year;

➢	Secondary, supplementary limits, which serve to limit losses that can arise out of individual risk types or accumulations, such as natural catastrophes and terrorism, and to limit market and credit risks that could materially impact Argo Group’s solvency were they to materialize;

➢	Other limits, which are designed to protect and preserve Argo Group’s reputation and strategic agility and thus protect our future business potential. These limits include parameters for individual risks that could cause permanent damage to how our customers, clients, shareholders and staff perceive Argo Group.

▪	The prescribed risk appetite ensures that an appropriate balance is struck between entertained business opportunities and associated risks.

▪	Argo Group’s risk appetite, as defined by our Board, is reflected in our strategic and business planning and integrated into the management of our operational segments. In the event of capacity shortages or conflicts with the stipulated limits profile and internal guidelines, fixed escalation and decision-making processes are designed to ensure that business interests and risk management aspects are being surfaced, vetted and reconciled. If necessary, risks are ceded or hedged by means of reinsurance, derivatives or other forms of risk relief.

•	documented insofar as all significant policies and procedures associated with the Company’s risk management framework are in writing and available to the Board, Senior Management and all employees.

Argo Group reviews, at least on an annual basis, its Corporate Governance, Compliance, Risk Management and Internal Controls Policies and Procedures and provides the Board, its Committees and Senior Management with recommendations for updates and upgrades as required and requested on a timely basis.

We believe that the foregoing risk management framework and oversight activities are structured in a way that enables us to take an active approach to risk management in an ever changing legal, regulatory, and business environment. Through the efforts of management, our internal risk management functions and the Board of Directors, we believe we are able to avoid or mitigate unnecessary risks while accepting certain other risks, the return for which may be deemed beneficial to Argo Group and our shareholders.

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

Terrorism. We may also carry the risk of losses resulting from acts of terrorism. Even if reinsurers are able to exclude coverage for terrorist acts or price that coverage at rates that we consider unattractive, direct insurers, like our primary insurance company subsidiaries, might not be able to likewise exclude coverage of terrorist acts because of regulatory constraints. If this occurs, Argo Group, in its capacity as a primary insurer, would have a significant gap in its own reinsurance protection and would be exposed to potential losses as a result of any terrorist act. It is impossible to predict occurrence of such events with statistical certainty and difficult to estimate the amount of loss per occurrence they will generate. If there is a future terrorist attack, the possibility exists that losses resulting from such event could prove to be material to our financial condition and results of operations. Terrorist acts may also cause multiple claims, and there is no assurance that our attempts to limit our liability through contractual policy provisions will be effective.

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

On December 26, 2007, the President signed into law the Terrorism Risk Insurance Program Reauthorization Act of 2007, which extends the Terrorism Risk Insurance Act through December 31, 2014. The law extends the temporary federal Program that provides for a transparent system of shared public and private compensation for insured losses resulting from acts of terrorism. The Department of the Treasury (“Treasury”) implements the program. On November 26, 2002, the President signed into law the Terrorism Risk Insurance Act of 2002 (“TRIA”). The Treasury on June 29, 2004, issued a final Claims Procedures Rule, effective July 31, 2004, as part of its implementation of title I of TRIA. TRIA also contains specific provisions designed to manage litigation arising out of, or resulting from, a certified act of terrorism. On July 28, 2004, Treasury issued a final rule concerning litigation management.

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

We market and distribute some of our insurance products and services through a select group of wholesale agents who have limited quoting and binding authority and who, in turn, sell our insurance products to insureds through retail insurance brokers. These agencies can bind certain risks that meet our pre-established guidelines. If these agents failed to comply with our underwriting guidelines and the terms of their appointment, we could be bound on a particular risk or number of risks that were not anticipated when we developed the insurance products. Such actions could adversely affect our results of operations. Additionally, in any given period we may derive a significant portion of our business from a limited number of agents and brokers and the loss of any of these relationships could have a significant impact on our ability to market our products and services.

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

Argo Group may incur income statement charges (or benefits) if the reserves for losses and loss adjustment expenses are insufficient (or redundant). Such income statement charges (or benefits) could be material, individually or in the aggregate, to our financial condition and operating results in future periods.

General Loss Reserves. We maintain reserves for losses and loss adjustment expenses to cover estimated ultimate unpaid liabilities with respect to reported and unreported claims incurred as of the end of each balance sheet date. Reserves do not represent an exact calculation of liability, but instead represent management’s best estimates, which take into account various statistical and actuarial projection techniques as well as other influencing factors. These reserve estimates represent management’s expectations of what the ultimate settlement and administration of claims will cost based on an assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity and frequency, changing legal theories of liability and other factors. Variables in the reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal precedent and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of an insured event and the time it is actually reported to the insurer, which can be of particular concern to our reinsurance and excess and surplus lines business segments. Reserve estimates are continually reevaluated in a regular ongoing process as historical loss experience develops and additional claims are reported and settled, and as a consequence, management’s estimates may change from time to time. Because the calculation and setting of the reserves for losses and loss adjustment expenses is an inherently uncertain process dependent on estimates, our existing reserves may be insufficient (or redundant) and estimates of ultimate losses and loss adjustment expenses may increase (or decrease) over time.

Asbestos and Environmental Liability Loss Reserves. We have received asbestos and environmental liability claims arising out of liability coverage primarily written in the 1960s, 1970s and into the mid-1980s. Beginning in 1986, nearly all standard liability policies contained an express exclusion for asbestos and environmental related claims. All standard policies currently being issued by our insurance subsidiaries contain this exclusion. However, experts in specialty units of Argo Group offer coverage for environmental damages on a restrictive, contained basis with fixed limit caps. In addition to the previously described general uncertainties encountered in estimating reserves, there are significant additional uncertainties in estimating the amount of our potential losses from asbestos and environmental claims. Reserves for asbestos and environmental claims cannot be estimated with traditional loss reserving techniques that rely on historical accident year development factors due to the uncertainties surrounding these types of claims.

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

Because of all of the above, estimates of ultimate losses and loss adjustment expenses may increase in the future. Income statement charges that would result from such increases, if any, cannot now be reasonably estimated. Such charges could be material, individually or in the aggregate, to our future operating results and financial condition. We can provide no assurances such capital will be available. Adjustments to reserves are reflected in the results of the periods in which management’s best estimates are changed.

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

We depend on our ability to attract and retain experienced underwriting talent and other skilled employees and seasoned key executives who are knowledgeable about our business. If we are unable to attract and retain such talented management, we may be unable to maintain our current competitive position in the specialized markets in which we operate and be unable to expand our operations into new markets, which could adversely affect our results.

Argo Group and its subsidiary, Argo Re have operations that require their employees to live and/or work in Bermuda. Under Bermuda law, non-Bermudians are not permitted to engage in any occupation in Bermuda without an approved work permit from the Bermuda Department of Immigration. The Bermuda Department of Immigration will issue a work permit after proper public advertisements, no Bermudian (or spouse of a Bermudian or holder of a permanent resident certificate) is available who meets the required education, skills and experience for the advertised position. In January 2013, the Bermuda Department of Immigration suspended the term of these Standard Work Permits. A significant number of our Bermuda based employees are employed pursuant to these work permits granted by The Bermuda Department of Immigration authorities. These individuals are considered key employees. If the Bermuda Department of Immigration lifts the suspension of the work permit term limits, our operations could be disrupted and our financial performance could be adversely affected.

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

However, there are inherent limitations to the effectiveness of all these strategies. No assurance can be given that as a failure to maintain or follow such controls, an unanticipated event or series of such events will not result in loss levels that could have a material adverse effect on our financial condition or results of operations.

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

Risk of dependency upon security of our information technology systems.

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

Investment Risk is the uncertainty associated with making an investment that it may not yield the expected returns or performance, including the risk that an investment will decline in value, result in a loss, or result in liability or other adverse consequences for the investor.

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

The performance of our investment portfolio is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. Investment guideline restrictions have been established in an effort to minimize the effect of these risks but may not always be effective due to factors beyond our control. A significant change in interest rates could result in losses, realized or unrealized, in the value of our investment portfolio. Additionally, with respect to some of our investments, we are subject to prepayment and possibly reinvestment risk. Certain investments in our Capital Appreciation Portfolio, which includes high yield fixed maturity securities, equities, and other alternative investments are subject to restrictions on sale, transfer and redemption, which may limit our ability to withdraw funds or realize gains on such investments for some period of time after our initial investment. The values of, and returns on, such investments may also be more volatile.

A prolonged recession or a period of significant turmoil in the U.S. and international financial markets, could adversely affect our business, liquidity and financial condition and our share price.

U.S. and international financial market disruptions such as the ones experienced in the recent global financial crisis, along with the possibility of a prolonged recession, may potentially affect various aspects of our business, including the demand for and claims made under our products, our counterparty credit risk and the ability of our customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. Volatility in the U.S. and other securities markets may also adversely affect our share price. Depending on future market conditions, we could incur substantial realized and unrealized losses in future periods, which would have an adverse impact on our results of operations, financial condition, debt and financial strength ratings, insurance subsidiaries’ capital and ability to access capital markets.

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

Our investment portfolio is also subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the carrying amount of the portion of the investment portfolio that is carried at fair value as reflected in our financial statements is not reflective of prices at which actual transactions would occur.

Additionally, our portfolio of investments in fixed maturity and short-term securities may be adversely affected by changes in inflation and/or interest rates which, in turn, may adversely affect operating results. The fair value and investment income of these assets fluctuate with general economic and market conditions. Generally the fair value of fixed maturity securities decreases as interest rates increase. Some fixed maturity securities have call or prepayment options, which represent possible reinvestment risk in declining rate environments. Other fixed maturity securities such as mortgage-backed and asset-backed securities carry prepayment risk.

Since the beginning of the recent global financial crisis, delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase, particularly in the subprime sector. In addition, during recent years residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. A continued decline or an extended flattening in those values may result in additional increases in delinquencies and losses on residential mortgage loans. These developments may have a significant adverse effect on the prices of loans and securities, including those in our investment portfolio. The situation continues to have wide ranging consequences, including downward pressure on economic growth, which could have a material and adverse impact on our results of operations, financial condition, business and operations.

We also invest in marketable equity securities. These securities are carried on the balance sheet at fair value and are subject to potential losses and declines in market value. Our invested assets also include equity limited partnerships, privately held securities, and other alternative investments. Such investments entail substantial risks.

Risks for all types of securities are managed through application of the investment policy, which establishes investment parameters that include (but are not limited to) maximum percentages of investment in certain types of securities, minimum levels of credit quality, and Option-Adjusted Duration guidelines. There is, however, no guarantee of policy effectiveness.

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

Additionally, our operating results are affected, in part, by the performance of our investment portfolio. Our investment portfolio may be adversely affected by inflation or changes in interest rates. Interest rates are affected by many factors, including the fiscal and monetary policies of the U.S. and other major economies, inflation, economic and political conditions and other factors beyond our control. Although we attempt to take measures to manage the risks of investing in changing interest rate environments, we may not be able to mitigate interest rate sensitivity effectively. Despite our mitigation efforts, which include duration targets for asset portfolios, compliance monitoring of these targets, and means to reasonably and effectively match asset duration to the duration of our liabilities, fluctuation in interest rates could have a material adverse effect on our book value.

Argo Group faces a risk of non-availability/non-collectability of reinsurance, which could materially and adversely affect its business, results of operations and/or financial condition.

As is common practice within the insurance industry, we transfer a portion of the risks insured under our policies to other companies through the purchase of reinsurance or other, similar risk mitigating hedging instruments. This reinsurance is maintained to protect the insurance and reinsurance subsidiaries against the severity of losses on individual claims, unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss and catastrophic events. Although reinsurance does not discharge our subsidiaries from their primary obligation to pay for losses insured under the policies they issue, reinsurance does make the assuming reinsurer liable to the insurance and reinsurance subsidiaries for the reinsured portion of the risk. A credit exposure exists with respect to ceded losses to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. The collectability of reinsurance is subject to the solvency of the reinsurers, interpretation and application of contract language and other factors. We are selective in regard to our reinsurers, placing reinsurance with those reinsurers with strong financial strength ratings from A.M. Best, S&P, or a combination thereof, although the financial condition of a reinsurer may change based on market conditions. In certain instances we also require assets in trust, letters of credit or other acceptable collateral to support balances due. It has not always been standard business practice to require security for balances due; therefore, certain balances are not collateralized. A reinsurer’s insolvency or inability to make payments under the terms of a reinsurance contract could have a material adverse effect on our business, results of operations and/or financial condition.

➢  Concentration Risk

Concentration Risk is the risk of exposure to losses associated with inadequate diversification of portfolios of assets or obligations. Concentration risk can arise in both the asset and liability side of the balance sheet as well as in off-balance sheet items and can originate from a series of sources such as natural or man-made catastrophes or unprecedented economic events, or from an individual risk exposure, or from a combination of risk exposures such as credit, investment, underwriting, and liquidity.

Argo Group is an integrated financial services provider offering a variety of products across different operational segments and geographic regions. As such, diversification is a key component to its business model. Risk diversification helps us manage our capital allocation by limiting the impact of any single event to the economic, financial and regulatory condition of our Company. The degree to which the diversification effect can be realized depends not only on the correlation between risks but also on the level of relative concentration of those risks. Based on these assumptions, our goal is to maintain an appropriately balanced risk profile by avoiding any disproportionately large risks. At the Argo Group level, we identify, measure, manage and monitor pre-defined concentration risk scenarios across the operational segments, including our own outward reinsurance placements. With respect to investments, top-down indicators such as strategic asset allocation thresholds are defined and closely monitored to ensure balanced investment portfolios. Disproportionately large risks that might accumulate and have the potential to produce substantial losses, such as for instance major natural catastrophic or credit events are modeled, budgeted and monitored on a standalone basis.

Despite the introduction of identification, modeling and monitoring protocols and in light of the inherent limitations to the tools and applications utilized, it is possible that an unknown, undetected or underestimated accumulation event could occur and result in and material financial loss to the Company.

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

Further deterioration of the macroeconomic environment in the U.S., the Eurozone, and worldwide

Economic imbalances and financial market turmoil could result in a widening of credit spreads and continued volatility in share prices. Certain financial and economic data may deteriorate further. These circumstances could lead to a continued decline in asset value and potentially reduce the demand for insurance due to limited economic growth prospects. The ultimate impact of such conditions on the insurance industry in general, and on Argo Group’s European operations in particular, cannot be fully or accurately quantified at this time.

Adverse developments in the broader economy could create significant challenges to the insurance industry. If policy responses in Europe, the U.S. and internationally are not effective in mitigating these conditions, the insurance sector could be adversely affected further by the resulting financial and economic environment. The sovereign debt crisis in certain Eurozone countries could also negatively impact insurers’ balance sheets, resulting in associated solvency issues. Further, insurance regulators worldwide have responded to the sovereign credit risk, equity risk, and the current economic cycle by imposing or contemplating to impose new or stricter regulatory measures and increased solvency requirements, all of which could have an adverse effect on Argo Group.

The financial crisis has created substantial financial performance challenges associated with the prolonged low interest rate environment. In response, Argo Group has adjusted the duration and composition of its asset portfolio. Should these challenges continue for an extended period of time, the risk of achieving adequate returns will be greater and could have an adverse effect on our business, results of operations and on the competiveness of our products in the market.

Argo Group’s insurance and reinsurance subsidiaries are subject to risk-based capital and solvency requirements in their respective regulatory domiciles.

A risk-based capital system is designed to measure whether the amount of available capital is adequate to support the inherent specific risks of each insurer. Risk-based regulatory capital is calculated at least annually. Authorities use the risk-based capital formula to identify insurance companies that may be undercapitalized and thus may require further regulatory attention. The formulas prescribe a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company’s actual policyholder surplus to its minimum capital requirements will determine whether any regulatory action is required based on the respective local thresholds.

As a result of these and other requirements, we may require additional capital in the future that might not be available to us on commercially favorable terms. Our future capital requirements depend on many factors, including our ability to underwrite new business, its risk propensity and our ability to establish premium rates and accurately set reserves at levels adequate to cover expected losses. To the extent that the funds generated by insurance premiums received and sale proceeds and income from our investment portfolio are insufficient to fund future operating requirements and cover incurred losses and loss expenses, we may need to raise additional funds through financings or curtail our growth and reduce in size. The current financial market crisis has created uncertainty in the equity and fixed maturity securities markets and has affected our ability, and the ability of others within our industry, to raise additional capital in the public or private markets. Any future financing, if available at all, may be on terms that are not favorable to us and our shareholders. In the case of equity financing, dilution to current shareholdings could result, and the securities issued may have rights, preferences and privileges that are senior or otherwise superior to those of our common shares.

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

European Union. S II, the enhanced EU regulatory regime that was enacted in November 2009, imposes new solvency and governance requirements across all EU Member States. The Omnibus II Directive will set the date of entry into force of the S II regime as well as the scope for the technical standards to be drafted by EIOPA. Without pre-empting the final decision of the Parliament and Council on the timeline and the scope of the further regulatory measures, EIOPA has adopted a working assumption for the timeline of S II. The current expectation is that the implementation of the S II directive will be in the latter half of 2013, with a phasing-in of S II, and the entry into force of S II envisioned being at the beginning of 2014. Due to ongoing development efforts at the EU-level, the ultimate impact of S II on our capital and solvency position cannot be determined at this time.

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

Malta. ArgoGlobal SE was authorized by the Malta Financial Services Authority (“MFSA”) on December 12, 2011 to carry on the business of insurance under the Business Act (Cap. 403). Along with various other annual regulatory filings required in Malta, the MFSA requires ArgoGlobal SE to prepare the Parent Undertaking Solvency Computation in terms of the Insurance Business (Insurers’ Asset and Liabilities) Regulations 2007. In addition, ArgoGlobal SE will also be subject to S II in Malta as a member state of the EU on the timeline referenced above.

Bermuda.

Argo Group and Argo Re. As discussed in the summary of regulatory provisions above relating to the Company and Argo Re in Bermuda, Argo Re is subject to the Bermuda Solvency Capital Requirement (“BSCR”), a risk-based capital system mandated by the Bermuda Insurance (Prudential Standards) (Class 4 and Class 3B Solvency Requirement) Rules, as amended from time to time. Similarly, Argo Group is subject to the Insurance (Prudential Standards) (Insurance Groups Solvency Requirement) Rules 2011, last amended in December 2012. Because the application and methods of calculating the BSCR required by the Bermuda Monetary Authority (“BMA”) remain under development, the specific future ultimate impact on our solvency position cannot be determined at this time.

Minimum Solvency Margin. Argo Re must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin (“MSM”) pertaining to its general business. As a Class 4 insurer, Argo Re is required, with respect to its general business, to maintain a minimum margin of solvency equal to the greatest of (A) $100 million, (B) 50% of net premiums written (being gross premiums written less any premiums ceded by Argo Re, but Argo Re may not deduct more than 25% of gross premiums when computing net premiums written), and (C) 15% of net discounted aggregate losses and loss expense provisions and other insurance reserves. Correspondingly, coming into operation on January 1, 2013, the Company must ensure that the value of the group’s assets exceeds the group’s liabilities by the aggregate MSM of each qualifying member of the group.

Enhanced Capital Requirement. The Company, as a BMA supervised Insurance Group, as well as Argo Re, as a Class 4 insurer, is required to maintain available statutory capital and surplus pertaining to its general business at a level equal to or in excess of its enhanced capital requirement (“ECR”). The ECR is established by reference to either the BSCR model or an approved internal capital model, but must be equal to or exceed the MSM for the insurer. The BSCR is a risk-based capital model which provides a method for determining an insurer’s capital requirements (statutory capital and surplus) by taking into account the risk characteristics of different aspects of the insurer’s business. The BMA may, subject to compliance with the relevant provisions of the Act, make such adjustments to an insurer’s ECR and available statutory capital and surplus requirements as it considers appropriate.

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

Eligible Capital. Effective December 31, 2011, Argo Re is required to disclose the makeup of its capital in accordance with the recently introduced ‘3-tiered capital system’. Corresponding requirements did not exist for the Company for the fiscal year ended 2012, as they came into operation on January 1, 2013.

Under the respective system, all of the Company’s capital instruments will be classified as either basic or ancillary capital, which in turn will be classified into one of 3 tiers based on their “loss absorbency” characteristics. Highest quality capital will be classified Tier 1 Capital, lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. Under this regime, not less than 80% of Tier 1 Capital and up to 20% of Tier 2 Capital may be used to support the company’s minimum solvency margin for its general business. Thereafter, a minimum of 60% of Tier 1 Capital and a maximum of 15% of Tier 3 Capital may be used to satisfy the company’s ECR. Any combination of Tier 1, 2 or 3 Capital may be used to meet the TCL. On Group level, the Insurance (Prudential Standards) (Insurance Group Solvency Requirement) Amendment Rules 2012 provide for a phase-in over a period over six years, starting at 50% of the amount determined and being increased in 10% increments. Where the BMA has previously approved the use of certain instruments for capital purposes, the BMA’s consent must be obtained if such instruments are to remain eligible for use in satisfying the minimum margin of solvency pertaining to its general business and it’s ECR.

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

Restrictions on Dividends and Distributions Argo Re is prohibited from declaring or paying any dividends during any financial year if it is in breach of its ECR or its general business solvency margin or its minimum liquidity ratio or if the declaration or payment of such dividends would cause such a breach. If it has failed to meet its minimum margin of solvency or minimum liquidity ratio on the last day of any financial year, Argo Re will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year. In addition, Argo Re is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least 7 days before payment of such dividends) with the BMA an affidavit stating that it will continue to meet the required margins.

Argo Group. As discussed in the regulatory section above, Argo Group and its various subsidiaries are considered to be an affiliated group for purposes of the BMA’s Group Supervision regime. As such, Argo Group is supervised by the BMA within the meaning of its Insurance Group Supervision Rules 2011, as amended in December 2012. These rules became effective as to certain provisions and requirements as of December 31, 2011. This Group Supervision regime stipulates Solvency margins, Capital Requirements and Eligible Capital at the consolidated Argo Group level that may affect the calculation of similar solvency and capital requirements at the Argo Re level. Uncertainty remains around the mentioned criteria, particularly in regard to the eligibility, potential grandfathering, and classification of certain capital instruments. Given that this regime and the applicable rules and regulations are still under development, it is not possible to predict its ultimate impact on Argo Group’s operations and financial condition.

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

Argo Re, the Bermuda Class 4 risk bearing entity, is not licensed or admitted as an insurer in any jurisdiction other than Bermuda. Because many jurisdictions do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers in statutory financial statements unless appropriate security is in place, Argo Re anticipates that its reinsurance clients will typically require it to post a letter of credit or other collateral for incurred losses. If Argo Re is unable to arrange for security on commercially reasonable terms, Argo Re could be limited in its ability to underwrite business for certain of its clients.

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

Argo Group’s subsidiaries are parties to legal actions incidental to their business. Adverse outcomes could materially affect our financial condition or results of operations.

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

Regulation of Subsidiaries

General. Our insurance and reinsurance subsidiaries and insurance-related services subsidiaries may not be able to obtain or maintain necessary licenses, permits, authorizations or may be able to do so only at significant cost. In addition, we may not be able to comply with, or obtain appropriate exemptions from the wide variety of laws and regulations applicable to insurance or reinsurance companies or insurance-related services companies or holding companies. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on our ability to do business or certain activities that are regulated in one or more of the jurisdictions and could subject us to fines and other sanctions, which could have a material adverse effect on our business.

Argo Group International Holdings, Ltd The Company is supervised by the BMA as an Insurance Group, and as such, is subject to specific laws, rules and regulations promulgated by the Bermudian authorities according to the Insurance Act. Changes in Bermuda’s statutes, regulations and policies could result in restrictions on the Company’s ability to pursue its business plans, strategic objectives, execute its investment strategy, and fulfill other shareholders’ obligations.

Argo Group’s U.S. Subsidiaries Our U.S. insurance subsidiaries are subject to extensive regulation, which may reduce our profitability or inhibit our growth. If we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations. Finally, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could adversely affect our ability to pursue our business plan and operate our U.S. insurance subsidiaries.

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

From time to time, various laws and regulations are proposed for application to the U.S. insurance industry, some of which could adversely affect the results of reinsurers and insurers. Among the proposals that have been considered are those that would establish a federal system of regulation in addition to or in lieu of a state-based system of regulation, the repeal of the McCarran-Ferguson Act, an/or measures under the Dodd-Frank Act that have established the Federal Insurance Office and may result in a determination that a non-bank financial institution presents a systemic risk and therefore should be subject to supervision by the Federal Reserve Board. Additionally, the National Association of Insurance Commissioners (“NAIC”) has undertaken the Solvency Modernization Initiative (“SMI”), the primary focus of which is the review of insurer solvency regulations throughout the U.S. and the development of long-term solvency modernization objectives. Included within NAIC’s scope of review for SMI purposes, is the U.S. insurer solvency framework, group solvency issues, capital requirements, international accounting and regulatory standards, reinsurance and corporate governance. We are unable to predict, the potential effect, if any, such legislative or regulatory developments may have on our future operations or financial condition.

Argo Group’s Bermuda Subsidiary Argo Re is registered as a Class 4 Bermuda insurance company and is subject to regulation and supervision in Bermuda by the Bermuda Monetary Authority. Changes in Bermuda insurance statutes, regulations and policies could result in restrictions on Argo Re’s ability to pursue its business plans, issue reinsurance policies, distribute funds and execute its investment strategy.

U.K. Financial Services Authority Regulations Argo International is regulated by the FSA and franchised by Lloyd’s. The FSA has substantial powers of intervention in relation to the Lloyd’s managing agents which it regulates, including the power to remove their authorization to manage Lloyd’s syndicates. In addition, each year the FSA requires Lloyd’s to satisfy an annual solvency test that measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and run-off. If Lloyd’s fails this test, the FSA may require Lloyd’s to cease trading and/or its members to cease or reduce underwriting. Future regulatory changes or rulings by the FSA could interfere with Argo International’s business strategy or financial assumptions, possibly resulting in an adverse effect on Argo International’s financial condition and operating results.

The abolishment of the Financial Services Authority (FSA) and creation of a strengthened regulatory architecture consisting of the Financial Policy Committee (FPC), the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA), coming into force from April 1, 2013, entails a degree of uncertainty with regard to potential level of regulation of our operations in the U.K., which could lead to an increasing compliance burden.

Lloyd’s of London Regulations and Requirements Argo International’s operations are franchised by Lloyd’s. The Lloyd’s Franchise Board requires annual approval of Argo International’s business plan, including maximum underwriting capacity, and may require changes to any business plan presented to it or additional capital to be provided to support underwriting. Lloyd’s also imposes various charges and assessments on its member companies. If Lloyd’s were to require material changes in Argo International’s business plans, or if charges and assessments payable by Argo International to Lloyd’s were to increase significantly, these events could have an adverse effect on the operations and financial results of Argo International. In addition, no assurances can be given as to how much business Lloyd’s will permit Argo International to underwrite in 2013 and subsequent years nor as to the viability and cost of the capital structure we may use as a substitute for the external capital and reinsurance used by Argo International in 2012 and prior underwriting years.

The financial security of the Lloyd’s market is regularly assessed by three independent rating agencies (A.M. Best, S&P, and Fitch Ratings). A satisfactory credit rating issued by an accredited rating agency is necessary for Lloyd’s syndicates to be able to trade in certain classes of business at current levels. Argo International would be adversely affected if Lloyd’s current ratings were downgraded.

Other Applicable Laws Lloyd’s worldwide insurance and reinsurance business is subject to various regulations, laws, treaties and other applicable policies of the European Union, as well as each nation, state and locality in which it operates. Material changes in governmental requirements and laws could have an adverse affect on Lloyd’s and its member companies, including Argo International.

Malta Financial Services Authority (“MFSA”). ArgoGlobal SE was authorized by the MFSA on December 12, 2011 to carry on the business of insurance under the Business Act (Cap. 403). The MFSA requires ArgoGlobal SE to prepare the Parent Undertaking Solvency Computation in terms of the Insurance Business (Insurers’ Asset and Liabilities) Regulations 2007. In addition, ArgoGlobal SE is subject to regulation by the European Union. Changes in the applicable laws, regulations and supplementing rules could result in restrictions on ArgoGlobal SE’s ability to pursue its mandate.

Brazil’s Superintendência de Seguros Privados [Superintendence of Private Insurance] (“SUSEP”). Argo Seguros Brasil S.A. was authorized by SUSEP, as per Ordinance No 4.316, from December 13, 2011 to carry on business of insurance under the applicable laws, rules and resolutions. Brazil’s insurance regulatory regime contains provisions which restrict the amount of reinsurance a domestic insurer may place with reinsurers outside of Brazil and place limits the amount of reinsurance that may be placed with affiliates. Such restrictions constrain the size and category of risks that Argo Seguros can entertain and require that Argo Seguros be capitalized at level that is comparatively higher than in other jurisdictions in which Argo Group has subsidiaries. Failure to manage the impact of such restrictions within its business plan, as well as changes in the applicable laws, rules and supplementing resolutions, could result in restrictions on Argo Seguros’s ability to pursue its mandate.

Dubai Financial Services Authority (“DFSA”). Effective July 18, 2011, Argo Re (DIFC) Ltd. was licensed to operate as an Authorized Firm (Category 4) to carry on financial services in the area of ‘insurance management’ and ‘insurance intermediation’. Changes in the applicable laws could result in restrictions on Argo Re (DIFC), Ltd’s ability to pursue its business plan.

Special Selected Risk Factors

An impairment in the carrying value of goodwill and intangible assets could negatively impact our consolidated results of operations and shareholders’ equity.

Goodwill and intangible assets are originally recorded at fair value. Goodwill is not amortized while certain intangible assets are amortized over estimated useful lives or have indefinite useful lives. Goodwill and intangible assets are reviewed for impairment at least annually or more frequently if indicators are present. Management, in evaluating the recoverability of such assets, relies on estimates and assumptions related to margin, growth rates, discount rates and other data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill and intangible asset impairment charges can result from declines in operating results, divestitures or sustained market capitalization declines and other factors. Impairment charges could materially affect our financial results in the period in which they are recognized. As of December 31, 2012, goodwill and intangible assets represented approximately 16% of shareholders’ equity. We continue to monitor relevant internal and external factors and their potential impact on the fair value of our reporting segments, and if required, we will update our impairment analysis.

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

Insurance laws and other applicable regulations regarding change of control. Because a person who acquires control of Argo Group would thereby acquire indirect control of the same percentage of the stock in its insurance company subsidiaries, change of control provisions in the laws and other rules applicable to our insurance subsidiaries in various jurisdictions would apply to such a transaction. Such change of control provisions generally apply to transactions involving the acquisition of direct or indirect control over 10% or more of the outstanding shares of Argo Group. No assurance can be given that an applicable regulatory body would approve of any future change of control. These change of control provisions may discourage potential acquisition proposals and may delay, deter, or prevent a change of control of Argo Group, including transactions that some or all of our shareholders might consider to be desirable.

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

Legislation has been introduced in the U.S. Congress attempting to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. affiliates. There are currently pending legislative proposals that, if enacted, could have a material adverse effect on us or our shareholders. For example, legislation has been introduced in Congress to limit the deductibility of reinsurance premiums paid by U.S. companies to foreign affiliates that, if enacted, could adversely impact our results. It is possible that broader-based or new legislative proposals could emerge in the future that could have an adverse effect on Argo Group or our shareholders.

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

We intend to operate in such a manner so that none of our companies other than those companies incorporated in the United Kingdom should be resident in the U.K. for tax purposes or have a permanent establishment in the U.K. Accordingly, we expect that none of our companies other than Argo International should be subject to U.K. taxation. However, since applicable law and regulations do not conclusively define the activities that constitute conducting business in the U.K. through a permanent establishment, the U.K. Inland Revenue might contend successfully that one or more of our other companies is conducting business in the U.K. through a permanent establishment in the U.K.

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

If Argo Group is classified as a passive foreign investment company (“PFIC”), your taxes would increase.

In order to avoid significant potential adverse U.S. federal income tax consequences for any U.S. person who owns our common shares, we must not constitute a PFIC in any year in which such U.S. person is a shareholder. Those consequences could include increasing the tax liability of the investor, accelerating the imposition of the tax and causing a loss of the basis step-up on the death of the investor. In general, a non-U.S. corporation is a passive foreign investment company for a taxable year if 75% or more of its income constitutes passive income or 50% or more of its assets produce passive income. Passive income generally includes interest, dividends and other investment income. However, passive income does not include income derived in the active conduct of an insurance business by a company that is predominantly engaged in an insurance business. This exception is intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. Argo Group believes that it should not be, and currently does not expect to become, a PFIC for U.S. federal income tax purposes; however, we cannot assure you that we will not be deemed a PFIC by the IRS. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on persons subject to U.S. federal income tax that directly or indirectly own Argo Group’s shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease office space in Bermuda, where our principal executive offices are located. Argo Group US leases office space in San Antonio, Texas, for its United States headquarters, its Commercial Specialty segment and for certain support functions. We also lease space in the following locations:

•	New York City, New York (Argo Group US and Colony Specialty)

•	Jersey City, New Jersey (Argo Group US)

•	Brussels, Belgium (Argo Solutions)

•	Chicago, Illinois (Argo Group US and Commercial Specialty)

•	Richmond, Virginia (Colony Specialty)

•	Portland, Oregon (Grocers Insurance and Argo Insurance)

•	San Francisco, California (Argonaut Insurance Company)

•	Houston, Texas (Argo Surety)

•	Boston and Greenfield, Massachusetts (Trident Insurance Service and Alteris)

•	London, England (Argo International)

•	Denver, Colorado (Colony Specialty)

•	Scottsdale, Arizona (Colony Specialty)

•	Sao Paulo, Brazil (Argo Brasil Participações Ltda.)

•	Dubai, UAE (Argo Re (DIFC) Ltd.)

•	Paris, France (Argo Assurances)

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Argo Group’s common stock trades on the NASDAQ Global Select Market under the symbol “AGII.” The following table sets forth the range of high and low sales prices for Argo Group’s common stock for fiscal years 2012 and 2011:

	2012		2011
	High	Low	High	Low

First Quarter	$30.62	$26.93	$39.97	$30.24
Second Quarter	30.31	27.42	33.14	28.09
Third Quarter	32.79	28.59	30.59	24.88
Fourth Quarter	34.70	31.27	31.59	26.95

On February 21, 2013, the closing price of Argo Group’s common stock was $38.29.

Holders of Common Stock

The number of holders of record of Argo Group’s common stock as of February 21, 2013 was 1,812.

Dividends

The dividend policy of Argo Group is determined by the Board of Directors and depends, among other factors, upon Argo Group’s earnings, operations, financial condition, capital requirements and general business outlook at the time the policy is considered.

On February 15, 2012, May 8, 2012, August 7, 2012 and November 6, 2012, our Board of Directors declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. On March 15, 2012, June 15, 2012, September 18, 2012 and December 17, 2012, we paid $3.2 million, $3.1 million, $3.0 million and $3.0 million to our shareholders of record on March 1, 2012, June 1, 2012, September 4, 2012 and December 3, 2012, respectively.

On February 18, 2011, May 3, 2011, August 5, 2011 and November 8, 2011, our Board of Directors declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. On March 15, 2011, June 15, 2011, September 15, 2011 and December 15, 2011, we paid $3.3 million, $3.3 million, $3.3 million and $3.2 million to our shareholders of record on March 1, 2011, June 1, 2011, September 1, 2011 and December 1, 2011, respectively.

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

On February 15, 2013, our Board of Directors declared a quarterly cash dividend in the amount of $0.15 on each share of common stock outstanding. The dividend will be paid on March 15, 2013 to our shareholders of record on March 1, 2013.

Sale of Unregistered Securities

During the year ended December 31, 2012, we did not sell or issue any unregistered securities.

Use of Proceeds from Sale of Registered Securities

During the year ended December 31, 2012, we did not sell or issue any registered securities.

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

From January 1, 2012 through January 17, 2013, we have repurchased 1,659,788 shares of our common stock for a total cost of $50.6 million. Since the inception of the repurchase authorizations through January 17, 2013, we have repurchased 6,631,093 shares of our common stock at an average price of $31.90 for a total cost of $211.5 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of January 17, 2013, availability under the 2011 Repurchase Authorization for future repurchases of our common shares was $64.9 million.

The following table provides information with respect to shares of our common stock that were repurchased or surrendered during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)

October 1 through October 31, 2012	-	$-	-	$77,972,121
November 1 through November 30, 2012	55,166	$32.86	54,345	$76,186,858
December 1 through December 31, 2012	157,059	$33.29	157,059	$70,958,230

Total	212,225	$33.18	211,404

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting of shares under the various employee equity compensation plans. For the year ended December 31, 2012, we received 13,126 shares of our common stock, with an average price paid per share of $29.59, that were surrendered by employees in payment for the minimum required withholding taxes due to the vesting of restricted stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return for Argo Group for the common stock prior to that with the cumulative total return of investments in the NASDAQ Composite Index and the SNL Property & Casualty Insurance Index. The graph assumes the investment of $100 on December 31, 2007 (and reinvestment of any dividends thereafter) in Common Stock of Argo Group International Holdings, Ltd., the NASDAQ Composite Index and the SNL Property & Casualty Insurance Index. The stock price performance shown on the following graph is not intended to predict or be indicative of future price performance.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12

Argo Group International Holdings, Ltd.	100.00	80.51	69.17	90.27	70.91	83.58
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Insurance P&C	100.00	77.40	83.68	99.78	100.88	119.08

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

	For the Years Ended December 31,
(in millions except per share amounts)	2012	2011 (a)	2010 (a)	2009 (a)	2008 (a) (b)
Statement of Operations Data
Gross written premiums	$1,745.7	$1,544.8	$1,527.1	$1,988.9	$1,601.5
Earned premiums	1,186.5	1,082.0	1,211.6	1,414.9	1,127.1
Net investment income	118.8	125.8	133.6	145.5	150.2
Total revenue	1,336.3	1,258.4	1,384.5	1,544.8	1,249.4
Net income (loss)	52.3	(81.9)	86.7	115.2	58.3
Net income (loss) per diluted common share	2.01	(3.02)	2.90	3.74	1.89
Cash dividends declared per common share	0.48	0.48	0.48	-	-
Balance Sheet Data
Invested assets	$4,200.7	$4,145.7	$4,215.4	$4,334.3	$3,995.4
Total assets	6,688.9	6,378.3	6,463.9	6,876.2	6,363.2
Borrowing under revolving credit facility	-	-	-	-	50.0
Other indebtedness	63.8	65.5	65.0	69.2	67.3
Junior subordinated debentures	193.3	311.5	311.5	311.4	311.4
Senior unsecured fixed rate notes	143.8	-	-	-	-
Shareholders’ equity	1,514.1	1,463.0	1,609.6	1,594.3	1,334.6
Other Select data
Cash provided (used) by operating activities	$30.5	$(17.7)	$(3.1)	$301.8	$118.5
Book value per share	60.75	55.60	57.82	51.70	43.58
Combined ratio (c)	104.6%	119.8%	102.7%	97.1%	101.0%

(a)	As adjusted for the retrospective application of ASU 2010-26 which modified the definition of deferred acquisition costs.
(b)	On May 14, 2008, we effectively acquired all the outstanding stock of Argo International. Operating results from Argo International are included in the consolidated statement of income from May 31, 2008.
(c)	In determining the combined ratio, “Earned premiums” is reduced by the “Other reinsurance-related expense” as management views this expense as ceded premium.

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

Consolidated Results of Operations

For the year ended December 31, 2012, we reported net income of $52.3 million, or $2.01 per fully diluted share. For the year ended December 31, 2011, we reported net loss of $81.9 million, or ($3.02) per fully diluted share. For the year ended December 31, 2010, we reported net income of $86.7 million, or $2.90 per fully diluted share.

The following is a comparison of selected data from our operations:

	Years ended December 31,
(in millions)	2012	2011	2010
Gross written premiums	$1,745.7	$1,544.8	$1,527.1

Earned premiums	$1,186.5	$1,082.0	$1,211.6
Net investment income	118.8	125.8	133.6
Fee income, net	5.3	1.4	2.5
Net realized investment and other gains	25.7	49.2	36.8

Total revenue	$1,336.3	$1,258.4	$1,384.5

Income (loss) before income taxes	$66.7	$(61.9)	$121.9
Provision for income taxes	14.4	20.0	35.2

Net income (loss)	$52.3	$(81.9)	$86.7

Loss ratio	64.5%	80.2%	64.2%
Expense ratio	40.1%	39.6%	38.5%

Combined ratio	104.6%	119.8%	102.7%

The increase in consolidated earned premiums for the year ended December 31, 2012 as compared to the same period in 2011 was due to increased premiums writings across all jurisdictions. Earned premiums for our London operations increased to $337.9 million (on gross written premiums of $533.4 million) for the year ended December 31, 2012 from $259.3 million (on gross written premiums of $438.5 million) and $290.1 million (on gross written premiums of $389.9 million) for the same periods ended 2011 and 2010, respectively. The increase in earned premiums in 2012 was primarily attributable to the introduction of new specialty line and aerospace programs in 2011. Earned premiums for the year ended December 31, 2011 declined due to a planned reduction in property binder business and by significant competition in direct and facultative brokered business, which began in 2010. Earned premiums for our Bermuda based operations increased to $103.5 million (on gross written premiums of $208.2 million) for the year ended December 31, 2012 from $101.5 million (on gross written premiums of $193.1 million) and $100.2 million (on gross written premiums of $176.1 million) for the same periods ended 2011 and 2010, respectively. The increase in gross written and earned premiums was primarily due to growth in our casualty and professional lines unit. Earned premiums for our Brazilian operations, which began writing premiums in 2012, were $26.6 million in earned premiums on gross written premiums of $46.8 million. Earned premiums for our U.S. operations declined slightly to $718.4 million (on gross written premiums of $957.2 million) for the year ended December 31, 2012 from $721.2 million (on gross written premiums of $913.2 million) and $822.9 million (on gross written premiums of $962.7 million) for the same periods in 2011 and 2010, respectively. The increase in gross written premiums in 2012 was the result of the introduction of new products. Additionally, we have continued to evaluate the products we have historically written and continue to exit unprofitable lines of business.

Consolidated net investment income decreased for the year ended December 31, 2012 as compared to the same periods ended 2011 and 2010 due to lower investment yields. Total invested assets at December 31, 2012 were $4,056.8 million, net of $143.9 million of invested assets attributable to Argo International’s trade capital providers. Total invested assets at December 31, 2011 were $3,985.0 million, net of $162.5 million of invested assets attributable to such trade capital providers. Total invested assets at December 31, 2010 were $4,045.0 million, net of $170.4 million of invested assets attributable to such trade capital providers.

Consolidated gross realized gains were $54.4 million for the year ended December 31, 2012, as compared to $74.2 million and $47.3 million in 2011 and 2010, respectively. Included in gross realized gains for the year ended December 31, 2012 was a $4.8 million gain resulting from the favorable settlement of a tax contingency related to the sale of a subsidiary in 2005. Consolidated gross realized losses were $28.7 million, $25.0 million and $10.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Included in consolidated gross realized losses for the years ended December 31, 2012, 2011 and 2010 were write downs of approximately $3.7 million, $1.2 million and $0.8 million, respectively, from the recognition of other-than-temporary impairments on certain investment securities.

Beginning in 2011 and continuing into 2012, we purchased foreign currency 90 day forward contracts to manage currency exposure on losses related to the New Zealand and Japan earthquakes and Australian and Thai floods. The term of these contracts gives us flexibility to adjust the notional amount of the contracts based on payments made and changes in estimates of future losses. We do not apply hedge accounting to these contracts, and as a result, all gains (losses) are recognized in net realized investment and other gains. For the year ended December 31, 2012, we recognized $0.6 million in foreign currency exchange losses related to the loss reserves recorded for these events, which were offset by $0.5 million in realized gains from the currency forward contracts. For the year ended December 31, 2011, we recognized $4.3 million in foreign currency exchange losses related to the loss reserves recorded for these events, which were offset by $4.6 million in realized gains from the currency forward contracts. The foreign currency exchange losses related to these loss reserves and the realized gains from the currency forward contracts are reported under the Corporate and Other segment.

Consolidated losses and loss adjustment expenses were $747.6 million for the year ended December 31, 2012, compared to $863.1 million and $777.5 million for the same periods in 2011 and 2010, respectively. Included in losses and loss adjustment expenses for the year ended December 31, 2012 was $75.2 million in catastrophe losses for storm activity in the United States, including Hurricane Sandy and Hurricane Isaac. Partially offsetting these catastrophe losses was $32.9 million in net favorable loss reserve development on prior accident years. The Excess and Surplus Lines segment had $48.0 million of net favorable loss reserve development on prior accident years primarily attributable to favorable development in the general and products liability lines of business, the automobile liability lines of business and unallocated loss adjustment reserves. The International Specialty segment had $7.2 million of net favorable loss reserve development primarily attributable to short-tail non-catastrophe losses. Syndiate 1200 segment had $9.7 million of net favorable reserve development primarily attributable to favorable development in the property facultative, North American binder and Directors and Officers classes of business, partially offset by unfavorable development in the general liability property class of business. Partially offsetting this favorable loss reserve development was $22.2 million in net unfavorable loss reserve development in the Commercial Specialty segment primairly attributable to unfavorable development in general liability and automobile liability lines of business, partially offset by favorable development in the workers compensation and short-tail lines. The Run-off Lines segment had $9.8 million in net unfavorable loss reserve development primarily attributable to unfavorable development in general liability lines resulting from asbestos exposure.

Included in losses and loss adjustment expenses for the year ended December 31, 2011 was $208.6 million in catastrophe losses resulting from the Japan and New Zealand earthquakes, storm activity in the United States and flooding in Australia and Thailand. Additionally, we recognized $9.3 million in losses under aggregate reinsurance covers. Partially offsetting these 2011 accident year losses was $3.4 million in net favorable loss reserve development on prior accident years. The Excess and Surplus Lines segment had $33.8 million in net favorable loss reserve development primarily in the general and products liability lines. The Commercial Specialty segment had $8.4 million of net unfavorable loss reserve development primarily in general liability, partially offset by favorable development in the workers compensation lines of business and in an assumed directors and officers program. The International Specialty segment had net favorable loss reserve development of $4.6 million primarily attributable to short-tail non-catastrophe losses. The Syndicate 1200 segment had net unfavorable loss reserve development of $18.7 million in the liability lines and the property lines of business. The Run-off Lines segment had $7.9 million in net unfavorable loss reserve development attributable to asbestos and environmental exposure in the general liability lines and the legacy reinsurance claims, partially offset by favorable reserve development in the run-off workers compensation lines.

Included in consolidated losses and loss adjustment expenses for the 2010 accident year was $77.3 million in catastrophe losses resulting from earthquakes in Haiti, Chile and New Zealand, U.S. Storm losses, the Deepwater Horizon incident and Queensland flooding. Also included in losses and loss adjustment expenses was $43.1 million in net favorable loss reserve development on prior accident years. The Excess and Surplus Lines segment had $19.0 million in net favorable loss reserve development primarily in the casualty and professional liability lines of business. The Commercial Specialty segment had $9.8 million of net favorable loss reserve development primarily within the workers compensation lines of business and in an assumed directors and officers program. The International Specialty segment had net favorable loss reserve development of $16.8 million primarily attributable to short-tail non-catastrophe losses. The Syndicate 1200 segment had net unfavorable loss reserve development of $4.4 million attributable to $14.2 million of unfavorable loss reserve development in the liability lines of business and $9.8 million of favorable loss reserve development in the property lines of business. The Run-off Lines segment had net favorable loss reserve development of $1.9 million due to $8.0 million of favorable loss reserve development related to risk management run-off reserves, $2.6 million of favorable loss reserve development on legacy reinsurance claims, $0.8 million of favorable loss reserve development related to unallocated loss adjustment reserves, partially offset by $9.5 million of unfavorable loss reserve development in the general liability lines resulting from asbestos and environmental exposure.

The following table summarizes the above referenced loss reserve development as respects to prior year loss reserves by line of business for the year ended December 31, 2012:

(in millions)	2011 Net Reserves	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2011 Net Reserves
General liability	$958.1	$(38.2)	-4.0%
Workers compensation	388.6	(11.3)	-2.9%
Commercial multi-peril	171.5	25.0	14.6%
Commercial auto liability	162.1	4.8	3.0%
Reinsurance - nonproportional assumed property	151.5	(7.0)	-4.6%
Special property	11.2	3.9	34.8%
Syndicate 1200 property	259.1	(10.0)	-3.9%
Syndicate 1200 liability	197.7	0.2	0.1%
All other lines	36.9	(0.3)	-0.8%

Total	$2,336.7	$(32.9)	-1.4%

In determining appropriate reserve levels for the year ended December 31, 2012, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for loss and loss adjustment expenses and record our best estimate. Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data. These modifications to the analysis varied depending on whether the line of business was short-tailed or long-tailed and also varied by accident year. While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent years, this does not infer that more recent accident years’ reserves also will develop favorably; pricing, reinsurance costs, the legal environment, general economic conditions including changes in inflation and many other factors impact management’s ultimate loss estimates.

When determining reserve levels, we recognize that there are several factors that present challenges and uncertainties to the estimation of loss reserves. Examples of these uncertainties include changes to the reinsurance structure and potential increases in inflation. Our net retained losses vary by product and they have generally increased over time. To properly recognize these uncertainties, actuarial reviews have given significant consideration to the paid and incurred Bornhuetter-Ferguson (“BF”) methodologies. Compared with other actuarial methodologies, the paid and incurred BF methods assign smaller weight to actual reported loss experience, with the greatest weight assigned to an expected or planned loss ratio. The expected or planned loss ratio has typically been determined using various assumptions pertaining to prospective loss frequency and loss severity. In setting reserves at December 31, 2012, we continued to consider the paid and incurred BF methods for recent years.

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

Consolidated loss and loss adjustment expense reserves were $3,223.5 million (including $161.6 million of reserves attributable to Argo International’s trade capital providers), $3,291.1 million (including $196.6 million of reserves attributable to the trade capital providers) and $3,152.2 million (including $185.3 million of reserves attributable to the trade capital providers) as of

December 31, 2012, 2011 and 2010, respectively. Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

In 2011, we entered into two reinsurance transactions with a special purpose reinsurance company which provided the coverage through the issuance of two catastrophe bond transactions. The reinsurance transactions provide coverage for selected events. The initial catastrophe bond cover expired on December 31, 2012. In accordance with generally accepted accounting principles in the United States (“GAAP”), we are accounting for these covers as derivatives, and as such, present the financial statement impact in a separate line item – “Other reinsurance-related expenses” - in the Consolidated Statements of Income (Loss). Other reinsurance-related expenses totaled $27.3 million and $5.9 million for the years ended December 31, 2012 and 2011, respectively. As management views these coverages as reinsurance protection, we treat the financial statement effects of these covers as ceded premium for the purposes of calculating our loss, expense and combined ratios.

Consolidated underwriting, acquisition and insurance expenses were $464.5 million, $425.7 million and $466.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in the consolidated expense ratio for 2012 as compared to 2011 reflects approximately $13.1 million of increased expense related to our investments in start-up operations abroad. The increase in the consolidated expense ratio for 2011 as compared to 2010 reflects approximately $7.6 million of expense related to our investments in start-up operations abroad (primarily in Brazil) and a new information technology business delivery platform.

In November 2012, we redeemed our $103.1 million 8.85% Capital Trust Securities at 102.09% of par value and $15.5 million of 9.75% Capital Trust Securities at 100.975% of par value, plus accrued and unpaid interest to the redemption date. Interest on the Capital Trust Securities ceased to accrue on and after the redemption dates. Redemption of Capital Trust Securities resulted in the recognition of a call premium of $2.2 million and a write-off of $0.4 million in unamortized bond discount for the year ended December 31, 2012.

Consolidated interest expense was $23.7 million, $22.1 million and $22.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in interest expense for the year ended December 31, 2012 as compared to the same period in 2011 was primarily attributable to interest being accrued for both the Senior Notes (issued in September 2012) and $118.6 million of Capital Trust Securities prior to their redemption in November 2012.

Consolidated foreign currency exchange loss was $4.3 million and $3.5 million for the years ended December 31, 2012 and 2011, respectively, compared to a gain of $3.8 million for the same period ended 2010. For the years ended December 31, 2012 and 2011, non-U.S. Dollar currencies strengthened against the U.S. Dollar resulting in the foreign currency exchange loss. By comparison, for the year ended December 31, 2010, non U.S. Dollar currencies weakened considerably against the U.S. Dollar, resulting in the foreign currency exchange gain.

The consolidated provisions for income taxes were $14.4 million, $20.0 million and $35.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. The consolidated income tax provision represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which they operate. Therefore, the consolidated provision for income taxes represents taxes on net income for our United States, Ireland, Belgium, Brazil, Switzerland, and United Kingdom operations. The consolidated tax provision for the year ended December 31, 2012 primarily represents taxes on net income from our operations in the United States and United Kingdom. For the year ended December 31, 2011, the tax provision generated by our operations based in the United States was partially offset by tax benefits for our operations based in the United Kingdom. Included in the consolidated provision for income taxes for the year ended December 31, 2010 was $1.3 million in tax expense from Argo Ireland to the Internal Revenue Service for withholding on dividends received from Argo Group US.

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

Excess and Surplus Lines.

The following table summarizes the results of operations for the Excess and Surplus Lines segment:

	Years ended December 31,
(in millions)	2012	2011	2010
Gross written premiums	$513.5	$478.9	$522.9

Earned premiums	$399.3	$405.3	$489.7
Losses and loss adjustment expenses	223.3	247.1	311.1
Underwriting, acquisition and insurance expenses	143.9	139.8	166.2

Underwriting income	32.1	18.4	12.4

Net investment income	51.1	56.0	58.6
Interest expense	(9.1)	(8.5)	(6.4)

Income before income taxes	$74.1	$65.9	$64.6

Loss ratio	55.9%	61.0%	63.5%
Expense ratio	36.0%	34.5%	33.9%

Combined ratio	91.9%	95.5%	97.4%

Loss reserves at December 31	$1,209.0	$1,271.8	$1,338.0

The increase in gross written premiums for the year ended December 31, 2012 as compared to the same period in 2011 was primarily attributable to increases in the property, casualty and environmental product lines. The Excess and Surplus Lines segment has introduced several new products during 2012 to drive future growth and profitability. This growth was partially offset by decreases in errors & omissions businesses as we continue to exit unprofitable lines of business. The decline in gross written premiums for the year ended December 31, 2011 as compared to the same period ended 2010 was due to the planned exit of certain unprofitable lines. The declines in earned premiums were the result of the reductions in gross written premiums in 2011 and 2010.

Included in losses and loss adjustment expenses for the year ended December 31, 2012 was $12.6 million in catastrophe losses from storm activity in the United States, including $8.2 million from Hurricane Isaac and $2.6 million from Hurricane Sandy. Offsetting these catastrophe losses was $48.0 million of net favorable loss reserve development on prior accident years primarily attributable to $39.2 million of favorable development in the general and products liability lines of business, $1.9 million of favorable development in the automobile liability lines of business and $5.5 million of favorable development related to unallocated loss adjustment expense reserves.

Included in losses and loss adjustment expenses for the year ended December 31, 2011 was $7.6 million in catastrophe losses from storm activity in the United States, including the Alabama and Joplin, Missouri tornados and Hurricane Irene. Offsetting these catastrophe losses was $33.8 million of net favorable loss reserve development on prior accident years primarily resulting from $30.2 million of favorable development in the general and products liability lines of business. The remaining net favorable development was attributable to the automobile liability, professional liability and property lines of business.

Included in losses and loss adjustment expenses for the year ended December 31, 2010 was $19.0 million in favorable loss reserve development on prior accident years within the casualty, professional liability and property lines. Included in losses and loss adjustment expenses was $4.5 million for storm losses for the 2010 accident year. Included in losses and loss adjustment expenses was $15.4 million in favorable loss reserve development on prior accident years within the casualty, professional liability and property lines.

The increase in the expense ratio for the year ended December 31, 2012 as compared to the same periods ended in 2011 and 2010 was primarily attributable to declining earned premiums, coupled with increased compensation expenses associated with the re-underwriting of our book of business.

Commercial Specialty.

The following table summarizes the results of operations for the Commercial Specialty segment:

	Years ended December 31,
(in millions)	2012	2011	2010
Gross written premiums	$437.0	$428.8	$428.1

Earned premiums	$317.5	$316.7	$332.8
Losses and loss adjustment expenses	257.0	236.4	221.8
Underwriting, acquisition and insurance expenses	108.3	106.7	104.7

Underwriting (loss) income	(47.8)	(26.4)	6.3
Net investment income	27.6	27.7	29.8
Interest expense	(5.9)	(5.0)	(4.1)
Fee income, net	1.3	0.1	0.2

(Loss) income before income taxes	$(24.8)	$(3.6)	$32.2

Loss ratio	81.0%	74.6%	66.6%
Expense ratio	34.1%	33.7%	31.5%

Combined ratio	115.1%	108.3%	98.1%

Loss reserves at December 31	$660.0	$622.8	$610.5

The decline in earned premiums for the years ended December 31, 2012 and 2011 as compared to the same period ended in 2010 was primarily due to reduced writings in our retail business, public entity and commercial programs units due to a planned reduction in writings as we exited unprofitable products and implemented underwriting initiatives to increase rate. Earned premiums for our retail business unit declined from $90.8 million for the year ended December 31, 2011 to $88.5 million for the same period ended 2012. Earned premiums for our public entity unit declined from $124.1 million for the year ended December 31, 2011 to $121.2 million for the same period ended 2012. Earned premiums for our commercial programs unit declined from $17.7 million for the year ended December 31, 2011 to $14.0 million for the same period ended 2012 as we terminated a logging program. Offsetting these declines were growth in earned premiums in our surety and mining units. Earned premiums for our surety unit increased to $20.4 million for the year ended December 31, 2012 from $12.9 million for the same period ended in 2011 due to a continued focus on growing this business unit. Earned premiums for our mining products increased to $69.6 million for the year ended December 31, 2012 from $66.7 million for the same period ended 2011. Gross written premiums were favorably impacted by a $9.1 million increase in 2012 as compared to 2011 on our state funds program, the underlying risk of which is 100% ceded.

Included in losses and loss adjustment expenses for the year ended December 31, 2012 was $16.7 million in catastrophe losses from storm activity in the United States, including $8.8 million from Hurricane Sandy. In addition, Commercial Specialty experienced several large non-cat property losses during the year. The Commercial Specialty segment had net unfavorable loss development of $22.2 million primarily attributable to $31.5 million of unfavorable development in general liability due to increases in claim severity and $5.5 million of unfavorable development in the automobile liability lines of business. Partially offsetting this unfavorable development was $10.1 million of favorable development in workers compensation, $2.7 million of favorable development due to a reduction in ceded reinsurance bad debt reserves and $2.0 million of favorable development in short-tail lines.

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

The increase in the expense ratio for the years ended December 31, 2012 and 2011 as compared to the same period in 2010 was primarily attributable to the reductions in earned premiums outpacing the reductions in total underwriting expenses.

The increase in fee income, net of expenses, for the year ended December 31, 2012 as compared to 2011 and 2010 was primarily attributable to a reduction in the expenses related to the generation of the fee income.

International Specialty

The following table summarizes the results of operations for the International Specialty segment:

	Years ended December 31,
(in millions)	2012	2011	2010
Gross written premiums	$260.2	$198.2	$188.6

Earned premiums	$130.1	$101.3	$100.3
Losses and loss adjustment expenses	73.5	149.1	43.3
Other reinsurance-related expenses	9.4	-	-
Underwriting, acquisition and insurance expenses	43.8	30.8	28.7

Underwriting income (loss)	3.4	(78.6)	28.3

Net investment income	12.3	10.9	8.4
Interest expense	(4.4)	(3.2)	(3.6)

Income (loss) before income taxes	$11.3	$(70.9)	$33.1

Loss ratio	60.9%	147.1%	43.1%
Expense ratio	36.2%	30.4%	28.6%

Combined ratio	97.1%	177.5%	71.7%

Loss reserves at December 31	$257.3	$237.9	$123.0

Gross written and earned premiums increased for the year ended December 31, 2012 in comparison to the same periods in 2011 and 2010 primarily as a result of the new business unit in Brazil and the addition of new offices for our excess casualty and professional lines units. Earned premiums for the property catastrophe reinsurance unit were $81.8 million for the year ended December 31, 2012 and $84.7 million for the same period in 2011. The excess casualty and professional lines unit contributed earned premiums of $17.9 million for the year ended December 31, 2012 compared with $16.4 million for the same period in 2011. Earned premiums for Brazil were $28.5 million for the year ended December 31, 2012 compared with $0 million in 2011. Earned premiums for the year ended December 31, 2011 increased in comparison to 2010 as a result of continued growth in the excess casualty and professional lines unit and an increase in property catastrophe reinstatement premium.

Losses and loss adjustment expenses for the year ended December 31, 2012 included $24.7 million in catastrophe losses from storm activity in the United States, including $23.6 million from Hurricane Sandy. In addition, International Specialty experienced $6.0 million in losses related to crop exposures. Partially offsetting these current accident year losses was $7.2 million of net favorable loss reserve development on prior accident years primarily attributable to $7.4 million of favorable development in short-tail non-catastrophe losses, $0.3 million of favorable development in long-tail professional liability and $0.3 million of favorable development related to short-tail catastrophe losses due to the 2008 hurricanes, partially offset by $0.8 million of unfavorable development related to short-tail catastrophe losses due to the 2010 and 2011 catastrophe events.

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

The increase in the expense ratio for 2012 and 2011 as compared to 2010 was primarily attributable to the inclusion of $19.0 million and $5.9 million, respectively, in expense for our new business units, for which minimal earned premiums were recognized. Expenses associated with these start up operations will be disproportionately higher than the rate at which premiums are earned.

Syndicate 1200

The following table summarizes the results of operations for the Syndicate 1200 segment:

	Years ended December 31,
(in millions)	2012	2011	2010
Gross written premiums	$533.4	$438.5	$389.9

Earned premiums	$337.9	$259.3	$290.1
Losses and loss adjustment expenses	184.0	222.6	203.2
Other reinsurance-related expenses	7.5	-	-
Underwriting, acquisition and insurance expenses	133.9	119.0	131.1

Underwriting income (loss)	12.5	(82.3)	(44.2)
Net investment income	15.3	17.2	14.2
Interest expense	(3.7)	(3.2)	(3.1)
Fee income, net	4.0	1.3	2.3

Income (loss) before income taxes	$28.1	$(67.0)	$(30.8)

Loss ratio	55.7%	85.8%	70.0%
Expense ratio	40.5%	45.9%	45.2%

Combined ratio	96.2%	131.7%	115.2%

Loss reserves at December 31	$738.9	$755.3	$623.7

In 2012, we increased our direct participation in Syndicate 1200 to 79% from 69% and 61% for 2011 and 2010, respectively. For the year ended December 31, 2012, the property division wrote $253.6 million in gross written premiums, compared to $250.0 million and $257.7 million for the same periods in 2011 and 2010. Premiums written for the property division reflect the planned reduction of exposure to international treaty and direct and facultative business, as we chose to reduce our exposure in the Caribbean and international property treaty. These reductions were offset by increased writings in the real estate owned and personal accident classes. The casualty division wrote $172.5 million, $124.0 million and $127.8 million of gross written premiums for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in written premiums in 2012 was primarily attributable to increased exposure in the general liability and professional indemnity lines, coupled with entering the international casualty treaty line in 2012. The specialty division wrote $83.6 million and $54.1 million for the years ended December 31, 2012 and 2011, respectively. The aerospace division wrote $23.3 million and $9.7 million in premiums for the years ended December 31, 2012 and 2011, respectively. The increases in the specialty and aerospace divisions were due to the divisions now being in place for a full year, as these divisions began writing business in the first half of 2011.

The increase in earned premiums in 2012 as compared to 2011 is primarily attributable to the increase in gross written premiums discussed above.

Losses and loss adjustment expenses are reported net of losses ceded to the trade capital providers. Included in losses and loss adjustment expenses for the year ended December 31, 2012 was $21.2 million of catastrophe losses consisting of $18.2 million from Hurricane Sandy and $3.0 million from Hurricane Isaac. The Syndicate 1200 segment had net favorable loss development of $9.7 million primarily attributable to favorable development in the property facultative, North American binder and Directors and Officers classes of business, partially offset by unfavorable development in the general liability property class of business.

Included in losses and loss adjustment expenses for the year ended December 31, 2011 was $61.9 million of catastrophe losses consisting of $29.2 million from the New Zealand and Japan earthquakes, $21.8 million from the Thailand and Australia floods and the Danish Cloudburst and $10.9 million from storms in the United States. Additionally, included in losses and loss adjustment expenses for 2011 was $18.7 million in unfavorable prior year development primarily driven by a reduction in the estimate of future reinsurance recoveries for various liability classes of business and unfavorable development related to the medical malpractice and discontinued liability lines of business where the claims experience was worse than expected.

Included in losses and loss adjustment expenses for the year ended December 31, 2010 was $23.8 million of catastrophe losses primarily attributable to the earthquakes in Chile, New Zealand and Haiti. Additionally, included in losses and loss adjustment expenses for 2010 was $4.4 million of net unfavorable loss development related to $14.2 million of unfavorable development in the liability lines of business partially offset by $9.8 million of favorable development in the property lines of business.

Loss reserves as of December 31, 2012 were $738.9 million, which includes $161.6 million attributable to trade reinsurers, compared to $755.3 million, which includes $196.6 million of reserves attributable to the trade capital providers as of December 31, 2011.

On December 31, 2012, Syndicate 1200 entered into a whole account quota share contract covering the 2009 and prior years of account. The counterparty was another syndicate within Lloyd’s. An immaterial deferred gain was recorded as a result of this transaction.

The decrease in the expense ratio for the twelve months ended December 31, 2012 as compared to the same periods in 2011 and 2010 was primarily attributable to both a change in business mix and a focus on reducing acquisiton costs.

The increase in fee income, net for the year ended December 31, 2012 as compared to 2011 and 2010 was primailry attributable to a reduction in the expenses related to the generation of the fee income.

Run-off Lines

The following table summarizes the results of operations for the Run-off Lines segment:

	Years ended December 31,
(in millions)	2012	2011	2010

Earned premiums	$1.7	$(0.6)	$(1.3)
Losses and loss adjustment expenses (benefits)	9.8	7.9	(1.9)
Underwriting, acquisition and insurance expenses	2.8	8.3	11.1

Underwriting loss	(10.9)	(16.8)	(10.5)
Net investment income	12.5	13.3	17.2
Interest expense	(2.5)	(1.8)	(2.3)

(Loss) income before income taxes	$(0.9)	$(5.3)	$4.4

Earned premiums for the years ended December 31, 2012, 2011 and 2010 were primarily attributable to adjustments resulting from final audits, reinstatement premiums and other adjustments on policies previously written.

Losses and loss adjustment expenses for the year ended December 31, 2012 included $9.8 million in net unfavorable loss reserve development on prior accident years primarily attributable to $9.1 million of unfavorable development in general liability lines resulting from asbestos exposure. The unfavorable development was driven by increasing defense costs in the primary book of business and increasing settlement costs in the assumed book of business.

Losses and loss adjustment expenses for the year ended December 31, 2011 included $7.9 million in net unfavorable loss reserve development on prior accident years primarily due to $11.7 million of unfavorable development in general liability lines resulting from asbestos and environmental exposure, $4.6 million of unfavorable development on legacy reinsurance claims primarily related to Hurricanes Katrina, Rita and Wilma, and unfavorable development related to the unwinding of the workers compensation reserve discount. The unfavorable development was partially offset by favorable development on workers compensation including the collection of a contribution settlement from another insurer for a California indemnity claim, and favorable development in other lines. The asbestos and environmental unfavorable development was primarily attributable to $8.2 million for asbestos losses driven by increasing severities, defense costs and the settlement of a disputed reinsurance recoverable matter, and $3.5 million for environmental losses driven by one significant environmental loss.

Losses and loss adjustment expenses for the year ended December 31, 2010 included $1.9 million in net favorable loss reserve development on prior accident years. The favorable development included $9.0 million of favorable loss reserve development for workers compensation lines, $2.6 million of favorable loss reserve development for reinsurance non-catastrophe lines and $0.8 million in unallocated loss adjustment expense. Partially offsetting the favorable development was $9.5 million in unfavorable reserve development resulting from strengthening the reserves for our asbestos and environmental exposure and $1.0 million due to the unwinding of the workers compensation reserve discount.

Underwriting expenses for the year ended December 31, 2012 decreased as compared to 2011 and 2010 due to reduced administrative expenses coupled with a reduction on bad debt expense in 2012. Bad debt expense, net of recoveries, on uncollectible reinsurance recoverable balances of $3.4 million and $6.0 million were included for the years ended December 31, 2011 and 2010, respectively.

Through our subsidiary Argonaut Insurance Company, we are exposed to asbestos liability at the primary level through claims filed against our direct insureds, as well as through its position as a reinsurer of other primary carriers. Argonaut Insurance Company has direct liability arising primarily from policies issued from the 1960s to the early 1980s, which pre-dated policy contract wording that excluded asbestos exposure. The majority of the direct policies were issued on behalf of small contractors or construction companies. We believe that the frequency and severity of asbestos claims for such insureds is typically less than that experienced for large, industrial manufacturing and distribution concerns.

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

The following table represents a reconciliation of total gross and net reserves for the Run-off Lines for each of the years in the three-year period ended December 31, 2012. Amounts in the net column are reduced by reinsurance recoverables.

(in millions)	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$75.3	$68.2	$90.2	$82.7	$122.7	$93.0
Incurred losses	9.4	9.1	14.0	11.7	9.2	9.5
Losses paid	(20.1)	(18.4)	(28.9)	(26.2)	(41.7)	(19.8)

Loss reserves - asbestos and environmental, end of the period	64.6	58.9	75.3	68.2	90.2	82.7
Risk management reserves	272.6	191.7	296.1	206.1	328.0	234.3
Run-off reinsurance reserves	14.4	14.4	24.5	24.5	31.1	31.0
Other run-off lines	6.7	6.0	7.4	6.9	7.7	8.2

Total loss reserves - Run-off Lines	$358.3	$271.0	$403.3	$305.7	$457.0	$356.2

The following table represents the components of gross loss reserves for the Run-off Lines for each of the years in the three-year period ended December 31, 2012:

(in millions)	2012	2011	2010

Asbestos:
Direct
Case reserves	$2.0	$2.8	$3.2
ULAE	1.7	2.0	2.5
IBNR	4.3	2.5	5.7

Total direct written reserves	8.0	7.3	11.4

Assumed domestic
Case reserves	18.4	21.7	24.5
ULAE	2.7	3.1	3.8
IBNR	17.4	19.7	25.8

Total assumed domestic reserves	38.5	44.5	54.1

Assumed London
Case reserves	5.9	6.2	7.9
ULAE	0.6	0.7	0.9
IBNR	2.5	4.0	5.0

Total assumed London reserves	9.0	10.9	13.8

Total asbestos reserves	55.5	62.7	79.3

Environmental:
Case reserves	3.5	4.2	4.7
ULAE	0.4	0.5	0.6
IBNR	5.2	7.9	5.6

Total environmental reserves	9.1	12.6	10.9
Risk management reserves	272.6	296.1	328.0
Run-off reinsurance reserves	14.4	24.5	31.1
Other run-off lines	6.7	7.4	7.7

Total loss reserves - Run-off Lines	$358.3	$403.3	$457.0

We perform an extensive actuarial analysis of the asbestos and environmental reserves on at least an annual basis. The process is typically completed in the third quarter of the calendar year and updated during the fourth quarter. We continually monitor the status of the claims, and may make adjustments outside of the annual review period. The review entails a detailed analysis of our direct and assumed exposure. Management considers the indications from the various actuarial methods from that review to determine their best estimate of the asbestos and environmental loss and loss adjustment expense reserves. Management primarily relied on a method that projects future reported claims and severities, with some weight given to other methods. This method relies most heavily on our historical claims and severity information, whereas other methods rely more heavily on industry information. The method produces an estimate of losses that have been incurred but not yet reported based on projections of future claims and the average severity for those future claims. The severities were calculated based on our specific data and in management’s opinion best reflect our liabilities based upon the insurance policies issued.

The following table represents a reconciliation of the number of asbestos and environmental claims outstanding for each of the years in the three-year period ended December 31, 2012:

	2012	2011	2010

Open claims, beginning of the year	2,122	2,690	3,431
Claims closed during the year	540	769	1,179
Claims opened during the year	202	201	438

Open claims, end of the year	1,784	2,122	2,690

The number of claims opened during the three years ended December 31, 2012 were as follows:

	2012	2011	2010

Direct	8	12	18
Assumed domestic	137	149	247
Assumed London	57	40	173

Total opened claims	202	201	438

The following table represents gross payments on asbestos and environmental claims for each of the years in the three-year period ended December 31, 2012:

(in millions)	2012	2011	2010

Gross payments on closed claims	$10.3	$13.3	$32.0
Gross payments on open claims	8.8	14.1	8.3

Total gross payments	$19.1	$27.4	$40.3

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

Liquidity and Capital Resources

The primary sources of cash flow for Argo Group and its subsidiaries are premiums, reinsurance recoverables, proceeds from sales and redemptions of investments and investment income. The primary cash outflows are claim payments, loss adjustment expenses, reinsurance costs and operating expenses. The nature of insurance is that cash collected for premiums written is invested, interest and dividends are earned thereon, and loss and settlement expenses are paid out over a period of years. This period of time varies by line of business and by the circumstances surrounding each claim. A substantial portion of our loss and loss expenses are paid out after more than one year. Additional cash outflow occurs through payments of underwriting and acquisition costs such as commissions, taxes, payroll and general overhead expenses. Management believes that cash receipts from premiums, proceeds from investment sales and redemptions and investment income are sufficient to cover cash outflows in the foreseeable future. Should the need for additional cash arise, we believe we have access to additional sources of liquidity.

Cash provided (used) by operating activities can fluctuate due to timing difference in the collection of premiums and reinsurance recoverables and the payment of losses and expenses. For the year ended December 31, 2012, cash provided by operating activities was $30.5 million compared to cash used by operating activities of $17.7 million and $3.1 million for the years ended December 31, 2011 and 2010, respectively. The increase in cash flows from operations in 2012 compared to 2011 was primarily attributable to increased collections on our reinsurance recoverables on paid losses and a decrease in claim payments. The decrease in cash flows from operations in 2011 compared to 2010 was primarily due to increased claim payments due to the 2011 catastrophe activity, partially offset by increased premium writings in the latter half of 2011.

For the year ended December 31, 2012, net cash used by investing activities was $3.7 million compared to cash provided by investing activities of $102.1 million and $183.9 million for the years ended December 31, 2011 and 2010, respectively. The decrease in cash flows from investing activities in 2012 compared to 2011 was primarily a result of fewer sales of investments as the positive inflow of cash from operations combined with the excess of the proceeds from the issuance of the senior unsecured fixed rate notes assisted in meeting operational activities. The decrease in cash provided from investing activities in 2011 compared to 2010 was primarily due to fewer shares being repurchased by the Company compared to repurchases made in 2010. In 2010, cash was provided by maturities and the proceeds from the sale of investments which were used to repurchase $105.2 million of our common stock and to pay $14.2 million in dividends. As of December 31, 2012, 2011 and 2010, $234.3 million, $294.6 million and $375.3 million, respectively, of the investment portfolio were invested in short-term investments.

For the years ended December 31, 2012, 2011 and 2010, net cash used by financing activities was $33.8 million, $61.6 million and $115.4 million, respectively. During 2012, our use of cash is attributed to $117.2 million for the redemption of our two fixed rate trust preferred securities, the repurchase of approximately 1.5 million shares of our common stock for a total cost of $44.2 million and the payment of dividends to our shareholders totaling $12.3 million. In 2012, the use of cash was offset by $138.7 million in net cash proceeds from the issuance of senior unsecured fixed rate notes. During 2011, our use of cash was primarily attributed to the repurchase of approximately 1.6 million shares of our common stock for a total cost of $49.5 million, and the payment of dividends to our shareholders totaling $13.1 million. During 2010, our use of cash was primarily attributed to the repurchase of approximately 3.2 million shares of our common stock for a total cost of $105.2 million and the payment of dividends to our shareholders totaling $14.2 million.

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

In September 2012, Argo Group US received an ordinary dividend in the amount of $10.0 million in cash from Rockwood Casualty Insurance Company and an ordinary dividend of $59.0 million, in the form of securities, from Colony Insurance Company.

The payment of dividends by Argo Re is limited under Bermuda insurance laws, which require Argo Re to maintain certain measures of solvency and liquidity. As of December 31, 2012, Argo Re’s solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Insurance Act. As of December 31, 2012, the unaudited statutory capital and surplus of Argo Re was estimated to be $1,183.9 million and the amount required to be maintained was estimated to be $312.9 million, thereby allowing Argo Re the potential to pay dividends or capital distributions within the parameters of the solvency and liquidity margins. We believe that the dividend and capital distribution capacity of Argo Re will provide us with sufficient liquidity to meet the operating and debt service commitments, as well as other obligations.

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

During 2013, Argonaut Insurance Company may be permitted to pay dividends of up to $38.1 million without approval from the Illinois Department of Insurance, based on the state of domicile’s ordinary dividend calculation. Colony may be permitted to pay dividends of up to $39.1 million without approval from the Virginia Bureau of Insurance, based on the state of domicile’s ordinary dividend calculation. Rockwood may be permitted to pay dividends of up to $9.7 million without approval from the Pennsylvania Department of Insurance, based on the state of domicile’s ordinary dividend calculation. Business and regulatory considerations may impact the amount of dividends actually paid, and prior approval of dividend payments may be required.

On April 30, 2010, each of Argo Group International Holdings, Ltd., Argo Group US, Inc. (“Argo Group US”), Argo International Holdings Limited, and Argo Underwriting Agency Limited (the “Borrowers”) entered into a $150,000,000 Credit Agreement (“Credit Agreement”) with a syndicate of commercial banks. On July 22, 2011 the Borrowers entered into Amendment No. 2 to the Credit Agreement, which increased the revolving credit facility under the Credit Agreement from $150.0 million to $170.0 million, extended the maturity date from April 30, 2013 to April 30, 2014, and modified certain other terms. Borrowings under the Credit Agreement may be used for general corporate purposes, including working capital and permitted acquisitions, and each of the Borrowers has agreed to be jointly and severally liable for the obligations of the other Borrowers under the Credit Agreement.

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

Currently, we do not have any amounts due under the $170.0 million credit facility. The credit facility allows up to $15.0 million of the facility to be used for letters of credit (“LOCs”), subject to availability under the line. Currently, we have $0.8 million in LOCs issued and outstanding under the facility.

We have two additional LOC facilities totaling $500.0 million that allow us to provide LOCs to our ceding companies if such LOC is required under the terms of the contract and to Lloyd’s to be filed on behalf of Argo (No. 604) Limited, our corporate member at Lloyd’s. All of the facilities require us to provide collateral in the form of fixed maturity securities or cash to the issuing bank as security for the outstanding LOCs. We also have a previously issued facility that has since been canceled under which we still have outstanding LOCs. We no longer have the ability to issue new LOC from this facility. We must transfer eligible assets to collateral accounts prior to each respective bank issuing an LOC. Since eligible assets include fixed maturity investments, such securities need not be sold in order to qualify as eligible collateral. At December 31, 2012, we have pledged assets with a fair value of $221.5 million to support outstanding letters of credit.

LOCs have been filed with Lloyd’s by trade capital providers as part of the terms of whole account quota share reinsurance contracts entered into by the trade capital providers. In the event such LOCs are funded, the outstanding balance would be the responsibility of the trade capital providers.

Under certain insurance programs (i.e., large deductible programs and surety bonds) and various reinsurance agreements, collateral and letters of credit are held for our benefit to secure performance of insureds and reinsurers in meeting their obligations. At December 31, 2012, the amount of such collateral and letters of credit held under insurance and reinsurance agreements were $504.5 million and $262.6 million, respectively. Collateral can be provided in the form of trust accounts. As we are the beneficiary of these trust accounts only to secure future performance, these amounts are not reflected in our Consolidated Balance Sheets. Collateral provided by an insured or reinsurer may exceed or fall below their total outstanding obligation.

In September 2012, through our wholly owned subsidiary Argo Group US, we issued $143,750,000 aggregate principal amount of Argo Group US’s 6.5% Senior Notes due September 15, 2042 (the “Notes”). The Notes bear interest at 6.5%, payable quarterly in cash in arrears on the 15th day of March, June, September and December of each year, beginning on December 15, 2012. The Notes are unsecured and unsubordinated obligations of Argo Group US and rank equally in right of payment with all of Argo Group US’s other unsecured and unsubordinated debt. The Notes are guaranteed on a full and unconditional senior unsecured basis by Argo Group. The Notes may be redeemed, for cash, in whole or in part, on or after September 15, 2017, at Argo Group US’s option, at any time and from time to time, prior to maturity at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date. The proceeds, net of issuance costs, from the sale of the Notes were $138.7 million and were used to repay $118.6 million of principal related to two of our trust preferred securities, with the remainder used for general corporate purposes.

Through a series of trusts, that are wholly-owned subsidiaries (non-consolidated), we issued trust preferred securities. The interest on the underlying debentures is variable with the rates being reset quarterly and subject to certain interest rate ceilings. Interest payments are payable quarterly. The debentures are all unsecured and are subordinated to other indebtedness. All are redeemable subject to certain terms and conditions at a price equal to 100% of the principal plus accrued and unpaid interest.

On October 1, 2012, we gave notice of redemption to the trustee of our 8.85% PXRE Capital Trust I $103,093,000 Junior Subordinated Debt Securities (“Capital Trust I”). Capital Trust I was redeemed on November 13, 2012 at a redemption price equal to 102.090% of its principal amount, plus accrued and unpaid interest through the date of redemption. Additionally, on October 8, 2012, we gave notice of redemption to the trustee of our 9.75% PXRE Capital Trust III $15,464,000 Junior Subordinated Debt Securities (“Capital Trust III”). Capital Trust III was redeemed on November 23, 2012 at a redemption price equal to 100.975% of its principal amount, plus accrued and unpaid interest through the date of redemption. Interest on Capital Trust I and Capital Trust III ceased to accrue on and after the redemption dates. Subsequent to redemption, we received $3.1 million and $0.5 million for our ownership in Capital Trust I and Capital Trust III, respectively. Redemption of Capital Trust I and Capital Trust III resulted in recognition of expense for a call premium of $2.1 million and $0.1 million, respectively, shown in “Debt extinguishment costs” in the Consolidated Statement of Income for the year ended December 31, 2012. Capital Trust I had an unamortized discount of $0.4 million that was charged off to “Interest expense” in the Consolidated Statement of Income for the year ended December 31, 2012.

A summary of our outstanding junior subordinated debentures at December 31, 2012 is presented below:

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Redeemable	Rate Structure	Interest Rate at December 31, 2012	Amount
Argo Group
05/15/2003	PXRE Capital Statutory Trust II	05/15/2033	05/15/2008	3M LIBOR + 4.10%	4.41%	$ 18.1
10/29/2003	PXRE Capital Trust V	10/29/2033	10/29/2008	3M LIBOR + 3.85%	4.16%	20.6
11/06/2003	PXRE Capital Trust VI	09/30/2033	09/30/2008	3M LIBOR + 3.90%	4.21%	10.3

Argo Group US
05/15/2003	Argonaut Group Statutory Trust I	05/15/2033	05/15/2008	3M LIBOR + 4.10%	4.41%	15.5
12/16/2003	Argonaut Group Statutory Trust III	01/08/2034	01/08/2009	3M LIBOR + 4.10%	4.44%	12.3
04/29/2004	Argonaut Group Statutory Trust IV	04/29/2034	04/29/2009	3M LIBOR + 3.85%	4.16%	13.4
05/26/2004	Argonaut Group Statutory Trust V	05/24/2034	05/24/2009	3M LIBOR + 3.85%	4.16%	12.3
05/12/2004	Argonaut Group Statutory Trust VI	05/12/2034	06/01/2009	3M LIBOR + 3.80%	4.11%	13.4
09/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	09/17/2009	3M LIBOR + 3.60%	3.91%	15.5
09/22/2004	Argonaut Group Statutory Trust VIII	09/22/2034	09/22/2009	3M LIBOR + 3.55%	3.86%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	12/15/2009	3M LIBOR + 3.60%	3.91%	15.5
09/15/2005	Argonaut Group Statutory Trust X	09/15/2035	09/15/2010	3M LIBOR + 3.40%	3.71%	30.9

	Total Outstanding					$ 193.3

We assumed debt through the acquisition of Argo International. These notes are unsecured. All are redeemable subject to certain terms and conditions at a price up to 100% of the principal plus accrued and unpaid interest. Interest on the U.S. Dollar and Euro notes is due semiannually and quarterly, respectively. A summary of the notes outstanding at December 31, 2012 is presented below:

(in millions)
Issue Date	Currency	Maturity	Redeemable	Rate Structure	Interest Rate at December 31, 2012	Amount
12/08/2004	U.S. Dollar	11/15/2034	12/08/2009	6 month LIBOR + 4.2%	4.93%	$ 6.5
09/06/2005	Euro	08/22/2035	09/06/2010	3 month LIBOR + 4.0%	4.19%	15.5
10/31/2006	U.S. Dollar	01/15/2036	01/15/2011	6 month LIBOR + 4.0%	4.73%	10.0
10/31/2006	Euro	11/22/2036	10/31/2011	3 month LIBOR + 4.0%	4.19%	13.6
06/08/2007	Euro	09/15/2037	06/08/2012	3 month LIBOR + 3.9%	4.08%	17.4

						$ 63.0

Throughout 2012, 2011 and 2010, we had no preferred shares outstanding.

On February 15, 2012, May 8, 2012, August 7, 2012 and November 6, 2012, our Board of Directors declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. On March 15, 2012, June 15, 2012, September 18, 2012 and December 17, 2012, we paid $3.2 million, $3.1 million, $3.0 million and $3.0 million to our shareholders of record on March 1, 2012, June 1, 2012, September 4, 2012 and December 3, 2012, respectively. The declaration and payment of dividends is at the discretion of the Board and will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by the Board.

On February 15, 2013, our Board of Directors declared a quarterly cash dividend in the amount of $0.15 on each share of common stock outstanding. The dividend will be paid on March 15, 2013 to shareholders of record on March 1, 2013.

On February 18, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares. The 2011 Repurchase Authorization supersedes the November 13, 2007 repurchase authorization which also had authorized the repurchase of up to $150.0 million of our common shares. From January 1, 2012 through January 17, 2013, the last trading day of the Rule 10b5-1 repurchase plan that was initiated on December 14, 2012, we have repurchased 1,659,788 shares of our common stock for a total cost of $50.6 million. Since the inception of the repurchase authorizations through January 17, 2013, we have repurchased 6,631,093 shares of our common stock at an average price of $31.90 for a total cost of $211.5 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of January 17, 2013, availability under the 2011 Repurchase Authorization for future repurchases of our common shares was $64.9 million.

We invest excess cash in a variety of investment securities. As of December 31, 2012, our investment portfolio consisted of 75.1% fixed maturities, 12.7% equity securities, 6.7% other investments and 5.6% short-term investments (based on fair value) compared to 77.6% fixed maturities, 9.7% equity securities, 5.6% other investments and 7.1% short-term investments as of December 31, 2011. We classify the majority of our investment portfolio as available-for-sale; resulting in these investments being reported at fair market value, with unrealized gains and losses, net of tax, being reported as a component of shareholders’ equity. At December 31, 2012, no investments were designated as trading. No issuer (excluding United States Government and United States Governmental agencies) of fixed maturity or equity securities represents more than 6.5% of shareholders’ equity at December 31, 2012.

Our insurance and reinsurance subsidiaries require liquidity and adequate capital to meet ongoing obligations to policyholders and claimants, and to fund operating expenses. During the year ended December 31, 2012, cash flow provided from operations was $30.5 million. Based on current premium volumes and other measures of capital deployed in our business, we determined we had excess capital and, therefore, returned capital to our shareholders through the share buy-back program and through dividend payments to our shareholders. We believe our liquidity generated from operations and, if required, from our investment portfolio, will be sufficient to meet our obligations for the foreseeable future. We believe we have access to various sources of liquidity including cash, investments and the ability to borrow under our revolving credit facility. Additionally, we continue to have access to the debt and equity markets, though we currently do not foresee needing access to these sources of capital.

We believe we maintain sufficient liquidity to pay claims and expenses, as well as satisfy our commitments in the event of unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies.

We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position. Increases in the costs of this program, or the failure of our reinsurers to meet their obligations in a timely fashion, may have a negative impact on liquidity.

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

Off-Balance Sheet Arrangements

We have committed to invest up to a total of $120.0 million in a series of private equity related limited partnerships. As of December 31, 2012, we have a remaining obligation to the partnerships to invest up to an additional $28.6 million, which can be called at any time. We have not recorded this commitment in our consolidated financial statements. The investment will be recorded at such time as the capital partnership will require the additional investment. Additionally, we have not recorded the liabilities for our operating leases in our consolidated financial statements.

Other than as described in the immediately preceding paragraph, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K at December 31, 2012.

Contractual Obligations

Our estimated contractual obligations and commitments as of December 31, 2012 were as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	Thereafter

Long-term debt:
Junior subordinated debentures (1)	$366.7	$8.1	$16.2	$16.7	$325.7
Senior unsecured fixed rate notes (2)	421.7	9.3	18.7	18.7	375.0
Floating rate loan stock (3)	126.9	2.7	5.5	5.5	113.2
Note payable	0.8	0.8	-	-	-
Operating leases	55.3	11.5	17.8	13.8	12.2
Purchase obligations (4)	31.5	16.4	7.3	7.8	-
Contingent consideration for asset purchase (5)	7.5	0.6	-	6.9	-
Other long-term liabilities:
Claim payments (6)	3,223.5	914.0	1,006.3	491.2	812.0
Partnership commitments (7)	28.6	28.6	-	-	-

Total contractual obligations	$4,262.5	$992.0	$1,071.8	$560.6	$1,638.1

(1)	Interest only on Junior Subordinated Debentures through 2033. Interest calculated based on the rate in effect at December 31, 2012. Principal due beginning May 2033.
(2)	Interest only on Senior Unsecured Fixed Rate Notes through 2042. Interest calculated based on the rate in effect at December 31, 2012. Principal due September 2042.
(3)	Interest only on Floating Rate Loan Stock through 2034. Interest calculated based on the rate in effect at December 31, 2012. Principal due beginning November 2034.
(4)	Purchase obligations consist primarily of software, hardware and equipment servicing and software licensing fees.
(5)	Contingent consideration for asset purchase is estimated at the maximum payout if profit targets are met.
(6)

Claim payments do not have a contractual maturity; exact timing of claim payments cannot be predicted with certainty. The above table estimates timing of claim payments based on historical payment patterns and excludes the benefits of reinsurance recoveries.

(7)	Argo Group has invested in multiple limited partnership agreements and can be called to fulfill the obligations at any time.

Recent Accounting Pronouncements

The discussion of the adoption and pending adoption of recently issued accounting policies is included in Note 1, “Business and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements, included in Item 8 “Financial Statements and Supplementary Data” beginning on page F-1.

Critical Accounting Estimates

Reserves for Losses and Loss Adjustment Expenses. Argo Group establishes reserves for the estimated total unpaid costs of losses including loss adjustment expenses (“LAE”), for losses that occurred in 2012 and prior. Unless otherwise specified below, the term “loss reserves” encompasses reserves for both losses and LAE. Loss reserves reflect management’s best estimate of the total cost of (i) claims that have been incurred, but not yet paid, and (ii) claims that have been “incurred but not yet reported” (“IBNR”). Loss reserves established are not an exact calculation of our liability. Rather, loss reserves represent management’s best estimate of its liability based on application of actuarial techniques and other projection methodologies and taking into consideration other facts and circumstances known at the balance sheet date. The process of establishing loss reserves is complex and necessarily imprecise, as it involves using judgment that is impacted by many variables such as past loss experience, current claim trends and the prevailing social, economic and legal environments. The impact of both internal and external variables on ultimate loss and LAE costs is difficult to estimate. We underwrite several different product lines across many different geographic regions with exposure impacted by both the risk characteristics of the physical locations such as wind perils, as well as risks associated with varying social, judicial and legislative characteristics of the states in which we do business. In determining loss reserves, we give careful consideration to all available data and actuarial analyses and this process involves significant judgment.

The relevant factors and methodologies used to estimate loss reserves vary significantly by product line due to differences in loss exposure and claim complexity. Much of our business is written on an occurrence basis, meaning that there may be a significant time lag between the event that gives rise to a claim and the date on which the claim is reported to us, which can also result in additional time being required to resolve the claim. During these time lags, which can span over several years for complex claims, new facts and information specific to the claim become known to us, and general econometric and societal trends including inflation continue to change, requiring us to refine our loss reserve estimates on a regular basis. We apply a strict regimen to assure that review of these facts and trends occurs on a timely basis so that this information can be factored into our estimate of future liabilities. However, due to the number and potential magnitude of these variables, actual paid losses in future periods may differ materially from our estimates as reflected in current reserves. These differences can be favorable or unfavorable. More precise estimation of loss reserves is also hindered by the effects of growth in a line of business and uncertainty as to how new business performs over time. In addition to reserving for known claim events, we also establish loss reserves for IBNR. Loss reserves for IBNR are set using our actuarial estimates for events that have occurred as of the balance sheet date but have yet to be reported to us. Estimation of IBNR loss reserves is subject to significant uncertainty.

Following is a summary of gross and net loss reserves we recorded by line of business as of December 31, 2012 and 2011:

	2012		2011
(in millions)	Gross	Net	Gross	Net
General liability	$1,319.6	$919.9	$1,347.3	$958.1
Workers compensation	552.2	365.3	585.8	388.6
Commercial multi-peril	232.0	195.2	194.3	171.5
Commercial auto liability	170.1	165.1	177.4	162.1
Reinsurance - nonproportional assumed property	148.2	122.9	168.4	151.5
Special property	23.4	21.6	22.9	11.2
Syndicate 1200 property	332.1	140.1	407.7	259.1
Syndicate 1200 liability	325.1	122.5	319.3	197.7
Syndicate 1200 specialty	55.2	22.6	23.7	17.6
Syndicate 1200 aerospace	12.9	4.9	4.6	3.0
All other lines	52.7	30.8	39.7	16.3

Total reserves	$3,223.5	$2,110.9	$3,291.1	$2,336.7

Loss Reserve Estimation Methods

The process for estimating our loss reserves begins with the collection and analysis of claim data. The data collected for actuarial analyses includes reported claims sorted by the year the loss occurred, paid losses, also sorted by year of loss occurrence, and case reserve estimates. The data sets are sorted into homogeneous groupings, exhibiting similar loss and exposure characteristics. We primarily use internal data in the analysis but also consider industry data in developing factors and estimates. We analyze loss reserves on a quarterly basis.

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

When we initially establish IBNR reserves at the beginning of an accident year for each line of business, we use the expected loss ratio method. This method is based upon our analyses of historical loss ratios incorporating adjustments for pricing changes, anticipated loss ratio trend, changes in reinsurance structure, and any other factors that may impact loss ratio expectations. At the end of each quarter, we review the loss ratio selections and the emerged loss experience to determine if deviating from the loss ratio method is appropriate. In general, we continue to use the loss ratio method until the end of the accident year, at which time we begin to assign weight to the paid and incurred BF methods depending on the line of business being evaluated. The BF methods compute IBNR through a blend of the expected loss ratio method and traditional loss development methods. The BF methods estimate IBNR for an accident year as the product of expected losses (earned premium multiplied by an expected loss ratio) plus an expected percentage of unreported losses. The expected percentage of unreported losses is derived from age-to-ultimate loss development factors that result from our analyses of loss development triangles. As accident years mature to the point at which the reported loss experience is more credible, we assign increasing weight to the paid and incurred loss development methods.

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

Each business segment is analyzed individually, with development characteristics for each short tail and long tail line of business identified and applied accordingly. In comparing loss reserve methods and assumptions utilized at December 31, 2012 as compared with methods and assumptions utilized at December 31, 2011, management has not changed or adjusted methodologies or assumptions in any significant manner.

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

In addition to the previously described general uncertainties encountered in estimating loss reserves, there are significant additional uncertainties in estimating the amount of our potential losses from asbestos and environmental claims. Loss reserves for asbestos and environmental claims cannot normally be estimated with traditional loss reserving techniques that rely on historical accident year development factors due to the uncertainties surrounding these types of claims. Among the uncertainties impacting the estimation of such losses are:

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

Through our subsidiary, Rockwood, we have exposure to claims for black lung disease. Those diagnosed with black lung disease are eligible to receive workers compensation benefits from various U.S. federal and state programs. These programs are continually being reviewed by the governing bodies and may be revised without notice in such a way as to increase the level of our exposure. The Health Care Reform Act of 2010 makes it easier for a claimant to receive benefits by reducing the criteria a claimant must meet to qualify, plus automatically extends benefits to the spouses of claimants in the event of the claimant’s death. Management has recorded its best estimate of approximately $13.3 million of loss reserves related to these exposures based on the trends and facts currently known.

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

Loss adjustment expenses used in connection with our loss reserves are comprised of both allocated and unallocated expenses. Allocated loss adjustment expenses generally relate to specific claim files. We often combine allocated loss adjustment expenses with losses for purposes of projecting ultimate liabilities. For some types of claims, such as asbestos and environmental and professional liability, allocated loss adjustment expenses consisting primarily of legal defense costs may be significant, sometimes exceeding the liability to indemnify claimants for losses. Unallocated loss adjustment expenses generally relate to the administration and handling of claims in the ordinary course of business. We typically calculate unallocated loss adjustment expense reserves using a percentage of unpaid losses for each line of business.

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

Examples of loss and LAE risk factors that can change over time and cause workers compensation loss reserves to fluctuate include, but are not limited to, the following:

Indemnity claims risk factors

•	Time required to recover from the injury

•	Degree of available transitional jobs

•	Degree of legal involvement

•	Changes in the interpretations and processes of the workers compensation commissions’ oversight of claims

•	Future wage inflation for U.S. states that index benefits

•	Changes in the administrative policies of second injury funds

•	Changes in benefit levels

Medical claims risk factors

•	Changes in the cost of medical treatments (including prescription drugs) and underlying fee schedules

•	Frequency of visits to health providers

•	Number of medical procedures given during visits to health providers

•	Types of health providers used

•	Type of medical treatments received

•	Use of preferred provider networks and other medical cost containment practices

•	Availability of new medical processes and equipment

•	Changes in the use of pharmaceutical drugs

•	Degree of patient responsiveness to treatment

Book of Business risk factors

•	Injury type mix

•	Changes in underwriting standards

•	Changing product mix based on insured demand

•	Management of exited products risk

•	Development characteristics of workers compensation lines

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

REINSURANCE – NONPROPORTIONAL ASSUMED PROPERTY

As a property catastrophe reinsurer, incurred losses are inherently more volatile than those of primary insurers and reinsurers of risks that have an established historical pattern of losses. The most significant uncertainty in reserves involves estimates of catastrophe losses. In reserving for catastrophe losses, estimates are influenced by underwriting information provided by clients, clients’ market shares, industry catastrophe models, industry loss estimates and internal analyses of this information. This reserving approach can cause significant development from initial loss estimates in the immediate wake of a catastrophe event due to the limited information available to us as a reinsurer regarding the actual underlying losses. This process can cause the ultimate estimates to differ significantly from initial projections.

The loss estimation process often begins with the identification of events with characteristics similar to the recent catastrophe (geographic location, wind speed, damageability, etc.), which then results in a list of the expected losses by contract from our proprietary risk management system. Third party modeling software is embedded in our proprietary risk management system.

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

Legacy reinsurance reserves consist primarily of liabilities associated with property catastrophe reinsurance claims attributed to the 2005 Hurricanes, Katrina, Rita and Wilma. Our estimates are subject to uncertainty arising out of complex and unique causation and coverage issues, including the appropriate attribution of losses to wind or flood damage as opposed to other perils such as fire, business interruption or civil commotion. The underlying personal lines policies generally contain exclusions for flood damage; however, water damage caused by wind may be covered. In addition, due to the relatively small amount of remaining reserves associated with the legacy reinsurance business, developments on individual claims could have a significant impact on the reserves.

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

We use several approaches and actuarial techniques to project gross and net loss reserves. For property lines of business, we review our loss reserves considering the underlying claims. We utilize paid and incurred loss development as our primary methods for determining ultimate losses. Additionally, we consider expected loss ratios, pricing trends and any other variations in the business underwritten, including changes in underlying terms and conditions. Catastrophic claim liabilities and other large losses are inherently more volatile than attritional losses; therefore, we need to utilize other loss forecasting methodologies. For known catastrophic claims, we initially rely on industry estimates and information from third party modeling software to determine our exposure. As catastrophic events mature, specific claim information we receive is used to refine our initial loss estimate. After approximately four to six months from the date of the catastrophic event, our reported losses relative to the event are assigned significant credibility. However, it may be several years before ultimate loss amounts are fully known as disputes over policy coverage or the relevant law governing a claim cause uncertainty in the estimation of outcomes. The observed large loss patterns are subsequently adjusted by changes in underlying exposures and risk characteristics.

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

Because commercial multiple peril lines involve both short tail and long tail coverages, we give weight to different methodologies in deriving estimated loss reserves based on the coverage being evaluated. In general, paid and incurred loss development methods are used to forecast property losses. For liability losses, due to the Claims and Book of Business risk factors described in the General Liability section above, we use several loss reserving methods to capture the development characteristics associated with these lines of business. Paid and incurred loss development, paid and incurred BF methods, and a loss frequency/severity method are utilized in deriving estimated loss reserves. In addition to these approaches, which are used across most commercial multiple peril categories of business, we also consider additional analytic measures in deriving loss reserve estimates for certain product lines with differing characteristics.

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

Recorded gross reserves for general liability were $1,319.6 million, with approximately 5% of that amount related to run-off asbestos and environmental exposures. For general liability losses relating to ongoing operations, reported loss development patterns are a key assumption for this line of business. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g., construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. We have reviewed the historical variation in reported loss development patterns for general liability losses deriving from continuing operations. If the reported loss development patterns change by 10%, a change that we have experienced in the past and that management considers possible, the estimated net reserve could change by $70.0 million, in either direction.

Similar to general liability, commercial multiple peril reserves are affected by reported loss development pattern assumptions. Recorded gross reserves for commercial multiple peril business were $232.0 million as of December 31, 2012. If the development patterns underlying our net reserves for this line of business change by 10%, the estimated net reserve could change by $15.0 million, in either direction.

Recorded gross reserves for legacy reinsurance property reserves are $14.4 million, with $11.7 million attributed to the 2005 Hurricanes, Katrina, Rita and Wilma. Based on company- specific and industry benchmark patterns, these events are approximately 99.9% reported. Given the maturity of these events, the potential dollar variability in its reserves is small. If the percentage reported is lowered to 99.4%, the estimated reserve for legacy reinsurance business increases by $5.0 million.

Recorded gross reserves for workers compensation were $552.2 million. The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation. Loss development patterns are dependent on medical cost inflation. Approximately 60% of the workers compensation net reserves are related to future medical costs. A review of National Council on Compensation Insurance data suggests that the annual growth in industry medical claim costs has varied from -2% to +13% since 1991. Across the entire reserve base, a 1% change in calendar year medical inflation could change the estimated net reserve by $20.0 million, in either direction.

Recorded gross reserves for commercial auto liability were $170.1 million. A key assumption for commercial lines auto liability is the annual loss cost trend, particularly the severity trend component of loss costs. A 3% change in assumed annual severity is within the range of our historical experience, and that management considers possible. A 3% change in assumed annual severity could change the estimated net reserve by $25.0 million, in either direction.

Recorded gross reserves for Syndicate 1200 were $738.9 million. Estimation of International liability reserves are subject to late emergence and to mix shifts between smaller, more routine claims and larger, more complex claims. International property reserves are analyzed by the characteristics of the underlying exposures. Property loss reserves are characterized by relatively short periods between occurrence, reporting, determination of coverage, and ultimate claims settlement. These property loss reserves tend to be the most predictable. Catastrophic loss reserves tend to exhibit more volatility due to the nature of the underlying loss event which may cause delays and complexity in estimating ultimate loss exposure.

With respect to asbestos and environmental general liability losses, we wrote several different categories of insurance contracts that may cover asbestos and environmental claims. First, we wrote primary policies providing the first layer of coverage in an insured’s general liability insurance program. Second, we wrote excess policies providing higher layers of general liability insurance coverage for losses that exhaust the limits of underlying coverage. Third, we acted as a reinsurer assuming a portion of those risks from other insurers writing primary, excess and reinsurance coverages. Fourth, we participated in the London Market, writing both direct insurance and assumed reinsurance business. With regard to both environmental and particularly asbestos claims, significant uncertainty limits the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses. Traditional actuarial reserving techniques cannot reasonably estimate the ultimate cost of these claims, particularly during periods where theories of law are in a state of continued uncertainty. The degree of variability of reserve estimates for these types of exposures is significantly greater than for other more traditional general liability exposures. In particular, we believe there is a high degree of uncertainty inherent in the estimation of asbestos loss reserves.

In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate loss development patterns, plaintiffs’ expanding theories of liability, the risks inherent in major litigation, and inconsistent emerging legal outcomes. Furthermore, over time, insurers, including Argo Group, have experienced significant changes in the rate at which asbestos claims are brought, the claims experience of particular insureds, and the value of claims, making predictions of future exposure from past experience uncertain. For example, in the past, insurers in general, including Argo Group, have experienced an increase in the number of asbestos-related claims due to, among other things, plaintiffs’ increased focus on new and previously peripheral defendants and an increase in the number of insureds seeking bankruptcy protection as a result of asbestos-related liabilities. Plaintiffs and insureds have sought to use bankruptcy proceedings, including “pre-packaged” bankruptcies, to accelerate the funding and amount of loss payments by insurers. In addition, some policyholders continue to assert new classes of claims for coverages to which an aggregate limit of liability may not apply. Further uncertainties include insolvencies of other insurers and reinsurers, delays in the reporting of new claims by insurers and reinsurers, and unanticipated issues influencing our ability to recover reinsurance for asbestos and environmental claims. Management believes these issues are not likely to be resolved in the near future.

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

A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves we have developed, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The process of estimating asbestos and environmental reserves, which is detailed in Note 16, “Run-off Lines,” of Notes to Consolidated Financial Statements, remain subject to a wide variety of uncertainties. Due to these uncertainties, further developments could cause us to change our estimates and ranges of our asbestos and environmental reserves, and the effect of these changes could be material to our consolidated operating results, financial condition and liquidity.

Loss Reserve Estimation Variability

After reviewing the output from various loss reserving methodologies, management selects its best estimate of reserves. Management believes that the aggregate loss reserves at December 31, 2012 were adequate to cover claims for losses that have occurred, including both known claims and claims yet to be reported. As of December 31, 2012, we recorded gross loss reserves of $3,223.5 million, and loss reserves net of reinsurance of $2,110.9 million. Although our financial reports reflect management’s best estimate of reserves, it is unlikely that the final amount paid will exactly equal management’s best estimate. In order to provide an indication of the variability in loss reserve estimates, we develop reserve ranges by evaluating the variability implied by the results of the various methods and the impact of changing the assumptions and factors used in the loss reserving process.

We estimate our range of reserves, net of reinsurance, at approximately $1,865 million to $2,410 million. In determining this range, loss reserve analyses were performed for each of its major operating segments, comprising both ongoing operations and runoff businesses. High and low estimates developed for each major business segment are summed together to derive the range.

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

Valuation of Investments. Our investments in fixed maturities and stocks are classified as available for sale and are reported at fair value under GAAP. Changes in the fair value of investments classified as available for sale are not recognized to income during the period, but rather are recognized as a separate component of shareholders’ equity until realized. Fair values of these investments are estimated using prices obtained from third-party pricing services, where available. For securities where we are unable to obtain fair values from a pricing service or broker, fair values are estimated using information obtained from investment advisors. Management performed several processes to ascertain the reasonableness of investment values included in the consolidated financial statements at December 31, 2012, including i) obtained and reviewed internal control reports for our accounting service providers that obtain fair values from third-party pricing services, ii) discussed with our investment managers their process for reviewing and validating pricing obtained from outside services and obtained values for all securities from our investment managers, and iii) compared the security pricing received from the investment managers with the prices used in the consolidated financial statements and obtained additional information for variances that exceeded a certain threshold. As of December 31, 2012, investments we hold for which we did not receive a fair value from a pricing service or broker accounted for less than 1% of our investment portfolio. The actual value at which such securities could actually be sold or settled with a willing buyer or seller may differ from such estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.

We regularly monitor the difference between the estimated fair values of our investments and their cost or book values to identify underperforming investments and whether declines in value are temporary in nature, or “other than temporary.” If a decline in the value of a particular investment is believed to be temporary, the decline is recorded as an unrealized loss, net of tax, in other comprehensive income as a separate component of shareholders’ equity. If the decline is believed to be “other than temporary,” the carrying value of the investment is written down and recorded as a realized loss in the Consolidated Statements of Income. We evaluate our investments for impairment. For fixed income securities, the evaluation for a credit loss is generally based on the present value of expected cash flows of the security as compared to the amortized book value. For mortgage-backed securities, frequency and severity inputs are used in projecting future cash flows of the securities. Loss frequency is measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. Loss severity includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. For equity securities, the length of time and the amount of decline in fair value are the principal factors in determining other-than-temporary impairment. For the years ended December 31, 2012 and 2011, we recorded $3.7 million and $1.2 million, respectively, of realized losses due to the recognition of an other than temporary impairment.

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

Realization of deferred tax assets is dependent upon our generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, which is generally two years for net operating losses and three years for capital losses. At December 31, 2012, we had a total net deferred tax asset of $8.7 million prior to any valuation allowance. Management has concluded that a valuation allowance is required for a portion of the tax effected net capital loss carryforward of $30.7 million generated from the sale of PXRE Reinsurance Company, and a full valuation allowance is required for the tax effected net operating loss carryforward of $18.7 million from PXRE Corporation and for the tax effected net operating loss carryforward of $1.0 million from ARIS Title Insurance Corporation (“ARIS”). The capital loss carryforward generated from the sale of PXRE Reinsurance Company will expire if not utilized by December 31, 2013. Of the PXRE loss carryforwards, $17.2 million will expire if not utilized by December 31, 2025 and $1.5 million will expire if not utilized by December 31, 2027. The valuation allowances have been established as Internal Revenue Code Section 382 limits the application of net operating loss and net capital loss carryforwards following an ownership change. Accordingly, a valuation allowance of $52.5 million is required as of December 31, 2012. The loss carryforwards available per year are $2.8 million as required by Internal Revenue Code Section 382. During the year ended December 31, 2012, the valuation allowance was reduced by $1.0 million pertaining to the use of the PXRE and ARIS loss carryforwards, was increased by $0.9 million pertaining to the Malta operations and was increased by $2.2 million pertaining to the Brazil operations. The net deferred tax liability after the valuation allowance is $43.8 million at December 31, 2012. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income.

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

At December 31, 2012, we had goodwill of $153.8 million assigned to the following reporting units: Excess and Surplus lines—$76.4 million, Commercial Specialty—$48.7 million and Syndicate 1200—$28.7 million. Additionally, at December 31, 2012, we had intangible assets totaling $91.5 million, including indefinite lived intangible assets of $60.5 million and $1.8 million within the Syndicate 1200 and Commercial Specialty reporting units, respectively. Due to the nature of the Syndicate 1200 business, for purposes of the annual impairment evaluation, management is unable to segregate the fair value between the indefinite lived intangible asset and goodwill.

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

The fair value of reporting units was estimated using an average of three valuation methods: a comparable company analysis, a precedent transaction analysis and a discounted cash flow analysis. All three methods require management to make various judgments and assumptions including but not limited to: (i) market dynamics affecting each segment such as the competitive environment, the pricing cycle and the pricing outlook, the economy and interest rates, (ii) projections of earned premiums, losses, expenses and cash flows, (iii) discount rates and valuation multiples. Assumptions about future cash flows are based on our budgets, business plans, economic projections, anticipated future cash flows and market data. Finally, the comparable company analysis and precedent transaction analysis required judgment in selecting comparable companies and comparable transactions for use in the calculations. These judgments and assumptions, and the outcomes in which they result, are potentially subject to material change based on factors, dynamics and influences outside of the control of management. In all instances, future changes in these judgments and assumptions could cause impairment of goodwill.

On October 1, 2012, the resulting fair values of the reporting units were in excess of the carrying value, including goodwill, of the reporting units. Accordingly, management did not perform Step 2. However, a 30% decline in the fair value of the Excess and Surplus Lines reporting unit, or a 31% decline in the fair value of the Commercial Specialty reporting unit, or a 12% decline in the fair value of the Syndicate 1200 reporting unit would have resulted in the carrying values of these reporting units being in excess of their respective carrying values, resulting in the need to perform the second step, which could have resulted in a material impairment to our goodwill. Any continued decline in the fair value of these reporting units could result in the carrying value of the reporting unit being in excess of fair value, triggering the second step of the impairment testing model. The second step could result in an impairment of goodwill.

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

The market capitalization of Argo Group stock has been below book value during 2012. Management considered the market capitalization decline below book value as a data point in performing its annual impairment test. Management considers the decline in our market capitalization to be primarily attributable to global financial market conditions, including the credit crisis, as well as current trends within the insurance industry. The valuation analysis discussed above supports management’s view that goodwill and indefinite lived intangible assets are not impaired at October 1, 2012. Through December 31, 2012, there have been no indicators of impairment of goodwill and indefinite lived intangible assets. During 2013, we will monitor relevant internal and external factors and their potential impact on the fair value of our reporting segments, and if required, we will update our impairment analysis.

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

We evaluated our definite lived intangibles for indicators of impairment. If indicators of impairment had been identified, we would have been required to test with definite lived intangible assets for impairment. As of October 1, 2012, the testing date, no indicators of impairment were identified. Therefore, we were not required to test for impairment. As with the indefinite lived intangible assets, we will continue to monitor for indicators of impairment and test as required.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We believe that we are principally exposed to three types of market risk: interest rate risk, credit risk and foreign currency risk.

Interest Rate Risk

Our fixed investment portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the fair valuation of these securities. As interest rates rise, the fair value of our fixed maturity portfolio generally falls, and the converse is generally also true. We manage interest rate risk through an asset liability strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of the investment portfolio matures each quarter, allowing for reinvestment at current market rates. Based upon a pricing model, we determine the estimated change in fair value of the fixed maturity securities, assuming immediate parallel shifts in the treasury yield curve while keeping spreads between individual securities and treasuries static. The following interest rate sensitivity analysis measures the potential change in fair value for fixed maturity and short-term investments resulting from changes in market rates ranging from -200 basis points to +300 basis points as of December 31, 2012:

FIXED INCOME AND SHORT-TERM INVESTMENTS

Portfolio Characteristics

	-200	-100	Base Case	+100	+200	+300

Market Yield	1.3%	1.4%	1.8%	2.6%	3.5%	4.2%

Average Life (years)	4.1	4.1	4.0	4.1	4.3	4.3

Option Adjusted Duration (years)	3.3	3.3	3.3	3.4	3.4	3.3

Fair Value (in millions)	$3,499.5	$3,469.1	$3,388.3	$3,282.1	$3,177.7	$3,076.9

Gain (Loss) (in millions)	$272.1	$241.7	$160.9	$54.7	$(49.7)	$(150.5)

Credit Risk

We have exposure to credit risk primarily as a holder of fixed maturity investments, short-term investments, and other investments. Our risk management strategy and investment policy is to primarily invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer.

As shown on the accompanying table, our fixed maturities portfolio is diversified among different types of investments. The securities are rated by one or more National Recognized Statistical Rating Organizations, (i.e., Standard & Poor’s, Moody’s Investors Service, Inc., and Fitch Ratings Ltd). If a security has two ratings, the lower rating is used, and if a security has three ratings, the middle rating is used in the preparation of this table. At December 31, 2012, our fixed maturities portfolio had a weighted average rating of AA-, with 78.8% ($2.5 billion fair value) rated A or better, and 43.8% ($1.4 billion fair value) rated AAA. Our portfolio included 7.1% ($222.6 million fair value) of less than investment grade (BB+ or lower) fixed maturities at December 31, 2012. We do not own any fixed maturity sovereign securities issued by Portugal, Ireland, Italy, Greece, or Spain.

(in millions)	Fair Value AAA	Fair Value AA	Fair Value A	Fair Value Other	Total
USD denominated:
U.S. Governments	$404.3	$4.0	$0.7	$1.4	$410.4
Non-U.S. Governments	6.6	4.7	4.4	40.9	56.6
Obligations of states and political subdivisions	135.7	371.4	78.5	10.5	596.1
Credit-Financial	5.7	34.7	245.4	121.6	407.4
Credit-Industrial	5.9	11.5	127.4	314.0	458.8
Credit-Utility	-	15.8	38.8	147.5	202.1
Structured securities:
CMO/MBS-agency	395.1	-	-	-	395.1
CMO/MBS-non agency	2.1	0.7	2.6	7.9	13.3
CMBS	91.3	15.1	5.2	3.4	115.0
ABS-residential	1.2	0.3	-	8.0	9.5
ABS-non residential	78.6	0.8	0.2	2.9	82.5
Foreign denominated:
Governments	224.2	33.5	5.9	3.4	267.0
Credit	31.5	36.4	64.7	7.6	140.2

Total fixed maturities	$1,382.2	$528.9	$573.8	$669.1	$3,154.0

We also hold a diversified investment portfolio of common stocks in various industries and market segments, ranging from small market capitalization stocks to large capitalization companies. Marketable equity securities are carried on the consolidated balance sheets at fair value, and are subject to the risk of potential loss in fair value resulting from adverse changes in prices. At December 31, 2012, the fair value of the equity securities portfolio was $531.4 million.

Foreign Currency Risk

We have exposure to foreign currency risk in both our insurance contracts and our invested assets. Some of our insurance contracts provide that ultimate losses may be payable in various foreign currencies. Foreign currency exchange rate risk exists where we do not have cash or securities denominated in the currency for which we will ultimately pay the claims. Thus, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance polices that are payable in foreign currencies with cash and investments that are denominated in such currencies. In certain instances, we use foreign exchange forward and put option contracts to mitigate this risk. Due to the extended time frame for settling the claims plus the fluctuation in currency exchange rates, the potential exists for us to realize gains and or losses related to foreign exchange rates. In addition, we may experience foreign currency gains or losses related to exchange rate fluctuations in operating expenses as certain operating costs are payable in currencies other than the U.S. Dollar. For the year ended December 31, 2012, we recorded realized losses of $4.3 million from movements in foreign currency rates on our insurance operations, realized losses of $0.9 million from movements on foreign currency rates in our investment portfolio, and realized losses of $0.3 million from the currency forward and put option contracts. In addition, we had unrealized gains at December 31, 2012 of $0.8 million in movements on foreign currency rates in our investment portfolio, which is recorded in other comprehensive income.

We enter into short-term, currency spot and forward contracts designed to mitigate foreign exchange rate exposure for certain non-U.S. Dollar denominated fixed maturity investments. The forward contracts used are typically less than sixty days and may be renewed, as long as the non-U.S. Dollar denominated higher yielding fixed maturities investments are held in the portfolio. Forward contracts are designated as hedges for accounting purposes. The net realized effect on income for 2012 was not material.

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

There were no changes in the internal control over financial reporting made during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

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

As of December 31, 2012, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. As a result of the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2012, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2012. The report, which expresses unqualified opinions on the effectiveness of our internal control over financial reporting as of December 31, 2012, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Ernst & Young LLP

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Argo Group International Holdings, Ltd.:

We have audited Argo Group International Holdings, Ltd.’s (the Company’s) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Argo Group International Holdings, Ltd. as of December 31, 2012 and 2011, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Argo Group International Holdings, Ltd. and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

February 28, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference is the information appearing under the captions “Election of Directors,” “Named Executive Officers,” “Audit Committee,” “Audit Committee Financial Experts,” “Code of Business Ethics and Conduct”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed with the Securities and Exchange Commission relating our Annual Meeting of Shareholders to be held on May 7, 2013.

Item 11. Executive Compensation

Incorporated herein by reference is the information appearing under the captions “Compensation of Executive Officers,” “Non-Employee Director Compensation” and “Human Resources Committee Interlocks and Insider Participation” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our Annual Meeting of Shareholders to be held on May 7, 2013.

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

The following table sets forth information as of December 31, 2012 concerning our equity compensation plans:

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Per Share Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity compensation plans approved by shareholders:
Argo Group International Holdings, Ltd.
Long-Term Incentive Plan	1,613,904	$ 31.43	2,112,183
Terminated historical plans	223,399	$ 45.20	-
Equity compensation plans not approved by shareholders	-	-	-

Total	1,837,303	$ 33.27	2,112,183

Under the terms of the LTIP, only awards that are to be settled in shares are included in the totals above. At December 31, 2012, 1,745,614 cash-settled stock appreciation rights and 36,392 cash-settled restricted stock units are issued and outstanding. Additional information relating to our equity compensation plans is included in Note 14, “Share-based Compensation” in the Notes to Consolidated Financial Statements.

Incorporated herein by reference is the information appearing under the caption “Security Ownership of Principal Stockholders and Management” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our Annual Meeting of Shareholders to be held on May 7, 2013.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated herein by reference is the information appearing under the captions “Human Resources Committee Interlocks and Insider Participation,” “Related Persons Transactions” and “Director Independence” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our Annual Meeting of Shareholders to be held on May 7, 2013.

Item 14. Principal Accounting Fees and Services

Incorporated herein by reference is the information appearing under the caption “Relationship with Independent Auditors” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our Annual Meeting of Shareholders to be held on May 7, 2013.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

Selected Financial Data

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2012 and 2011

Consolidated Statements of Income (Loss)

    For the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income (Loss)

    For the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Shareholders’ Equity

    For the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows

    For the Years Ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

(a)	2. Financial Statement Schedules

Schedule II - Condensed Financial Information of Registrant

December 31, 2012 and 2011

Schedule III - Supplementary Insurance Information

For the Years Ended December 31, 2012, 2011 and 2010

Schedule V - Valuation and Qualifying Accounts for the Years Ended December 31, 2012, 2011 and 2010

Schedule VI - Supplementary Information for Property-Casualty Insurance Companies

For the Years Ended December 31, 2012, 2011 and 2010

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

(a)	3. Exhibits

The following exhibits are numbered in accordance with Item 601 of Regulation S-K and, except as noted, are filed herewith.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of March 14, 2007 and amended and restated as of June 8, 2007, by and among Argo Group International Holdings, Ltd. (formerly named PXRE Group Ltd.) (“Argo Group”), PXMS Inc. and Argonaut Group, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report of Argo Group on Form 8-K filed with the Securities and Exchange Commission on August 8, 2007).

2.2	Recommend Cash Offer, dated as of April 17, 2008, by Argo Acquisition, Limited (a wholly owned subsidiary of Argo Group) for Heritage Underwriting Agency plc (incorporated by reference to Exhibit 99.1 to the Current Report of Argo Group on Form 8-K filed with the Securities and Exchange Commission on April 18, 2008).

3.1	Amended and Restated Memorandum of Association of Argo Group (incorporated by reference to Exhibit 3.1 to the Current Report of Argo Group on Form 8-K filed with the Securities and Exchange Commission on August 8, 2007).

3.2	Amended and Restated Bye-Laws of Argo Group (incorporated by reference to Appendix I to Argo Group’s Proxy Statement for the 2010 Annual General Meeting of Shareholders filed with the Securities and Exchange Commission on March 15, 2010).

4.1	Form of Certificate of Common Shares of Argo Group (incorporated by reference to Exhibit 4.1 to the Current Report of Argo Group on Form 8-K filed with the Securities and Exchange Commission on August 8, 2007).

4.2	Junior Subordinated Debentures[1]

4.3	Form of Senior Indenture among the Company, Argo Group US, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 of Argo Group’s registration statement on Form S-3 filed with the Securities and Exchange Commission on September 18, 2012).

4.4	Form of First Supplemental Indenture among the Company, Argo Group US, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Argo Group’s Form 8-A filed with the Securities and Exchange Commission on September 21, 2012).

4.5	Form of 6.500% Senior Notes due September 15, 2042 (incorporated by reference to Exhibit 4.3 of Argo Group’s Form 8-A filed with the Securities and Exchange Commission on September 21, 2012).

10.1	Deed Poll Guarantee of Argo Group in respect of PXRE Reinsurance Ltd., dated as of September 1, 2002 (incorporated by reference to Exhibit 10.3a to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.2	Argo Group International Holdings, Ltd. 2007 Employee Share Purchase Plan (incorporated by reference to Exhibit 99.1 to Argo Group’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 10, 2007).*

10.3	Argo Group International Holdings, Ltd. 2007 Annual Incentive Compensation Plan (incorporated by reference to Appendix II to Argo Group’s Proxy Statement for the 2007 Annual General Meeting of Shareholders filed with the Securities and Exchange Commission on October 2, 2007).*

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

10.3A	Material Terms of the 2006 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.20 to Argonaut Group, Inc.’s Form 10-K filed with the Securities and Exchange Commission on March 1, 2007).*

10.4	Argo Group International Holdings, Ltd. 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to Argo Group’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 10, 2007).*

10.5	Argonaut Group, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Argo Group’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 29, 2007).*

10.6	Argonaut Group, Inc. Retirement Plan (incorporated by reference to Exhibit 10.2 to Argonaut Group, Inc.’s Form 10 Registration Statement dated September 3, 1986, filed with the Securities and Exchange Commission on September 4, 1986).*

10.7	401(k) Retirement Savings Plan (incorporated by reference to the Exhibit 10.4 to Argonaut Group, Inc.’s Form 10-K filed with the Securities and Exchange Commission on February 28, 1989).*

10.8	Argonaut Group, Inc. Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 99.2 to Argo Group’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 29, 2007).*

10.9	$150,000,000 Credit Agreement dated as of April 30, 2010 among Argo Group International Holdings, Ltd., Argo Group US, Inc., Argo International Holdings Limited and Argo Underwriting Agency Limited, The Lenders Party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, N.A., as Syndication Agent and the other parties thereto (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2010).

10.9A	Amendment No. 1, dated May 6, 2011, to $150,000,000 Credit Agreement dated as of April 30, 2010 among Argo Group International Holdings, Ltd., Argo Group US, Inc., Argo International Holdings Limited and Argo Underwriting Agency Limited, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, N.A., as Syndication Agent and the other parties thereto (incorporated by reference to Exhibit 10.6 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.9B	Amendment No. 2 to Credit Agreement, dated as of July 11, 2011, by and among Argo Group International Holdings, Ltd., Argo Group US, Inc., Argo Group International Holdings Limited and Argo Underwriting Agency Limited, JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2011).

10.10	Executive Employment Agreement effective August 10, 2010 between Argo Group International Holdings, Ltd. and Mark E. Watson, III (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2010).*

10.10A	Letter Agreement dated August 10, 2010 between Argo Group International Holdings, Ltd. and Mark E. Watson, III (incorporated by reference to Exhibit 10.2 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2010).*

10.10B	Letter Agreement, dated February 18, 2011, between Argo Group International Holdings, Ltd. and Mark E. Watson III (incorporated by reference to Exhibit 10.1 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).*

10.10C	First Amendment to the Executive Employment Agreement, dated November 6, 2012, between Argo Group International Holdings, Ltd. and Mark E. Watson III (incorporated by reference to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).*

10.11	Letter Agreement dated August 17, 2007 between Argo Group International Holdings, Ltd. and Barbara Bufkin (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2007).*

10.11A	Executive Employment Agreement, effective as of March 10, 2011, between Argo Group International Holdings, Ltd. and Barbara C. Bufkin (incorporated by reference to Exhibit 10.1 to the Current Report of Argo Group on Form 8-K filed on March 14, 2011).*

10.11B	Letter Agreement, dated March 10, 2011, between Argo Group International Holdings, Ltd. and Barbara C. Bufkin (incorporated by reference to Exhibit 10.2 to the Current Report of Argo Group on Form 8-K filed on March 14, 2011).*

10.12	Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors, effective February 12, 2008 (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2008).*

10.13	First Amendment, effective November 2, 2009, to Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.13 to Argo Group’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010).*

10.14	Executive Employment Agreement, effective November 9, 2010, between Argo Group and Jay S. Bullock (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2010).*

10.14A	Letter Agreement dated November 9, 2010 between Argo Group International Holdings, Ltd. and Jay S. Bullock (incorporated by reference to Exhibit 10.2 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2010).*

10.14B	Letter Agreement, dated August 4, 2011, from Argo Group International Holdings, Ltd. to Jay S. Bullock (incorporated by reference to Exhibit 10.1 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).*

10.15	Employment Contract dated June 1, 2009, between Argo International (formerly known as Heritage Group Services Limited) and Julian Enoizi (incorporated by reference to Exhibit 10.18 to Argo Group’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010).*

10.15A	Compromise Agreement, dated January 13, 2011, between Argo Group Services Limited and Julian Enoizi (incorporated by reference to Exhibit 10.3 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.16	Employment Agreement, effective as of June 21, 2007, between Argo Re, Ltd. (formerly known as Peleus Reinsurance Ltd) and Andrew J. Carrier (incorporated by reference to Exhibit 10.2 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).*

10.17	Compensation Clawback Policy (incorporated by reference to Exhibit 10.1 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

12	Statements of computation of ratios of earnings to fixed charges and earnings to combined fixed charges and preferred share dividends.

21	Subsidiaries of Registrant, as amended.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a - 14(a)/15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a - 14(a)/15d – 14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Extension Label Linkbase Document

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	A management contract or compensatory plan required to be filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

By	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

Date: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark E. Watson III Mark E. Watson III	President, Chief Executive Officer and Director (principal executive officer)	February 28, 2013

/s/ Jay S. Bullock Jay S. Bullock	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 28, 2013

/s/ Gary V. Woods Gary V. Woods	Director	February 28, 2013

/s/ F. Sedgwick Browne F. Sedgwick Browne	Director	February 28, 2013

/s/ H. Berry Cash H. Berry Cash	Director	February 28, 2013

/s/ Hector DeLeon Hector DeLeon	Director	February 28, 2013

/s/ Nabil N. El-Hage Nabil N. El-Hage	Director	February 28, 2013

/s/ Mural R. Josephson Mural R. Josephson	Director	February 28, 2013

/s/ Kathleen A. Nealon Kathleen A. Nealon	Director	February 28, 2013

/s/ John R. Power, Jr. John R. Power, Jr.	Director	February 28, 2013

/s/ John H. Tonelli John H. Tonelli	Director	February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Argo Group International Holdings, Ltd.:

We have audited the accompanying consolidated balance sheets of Argo Group International Holdings, Ltd. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Table of Contents at Item 15. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Argo Group International Holdings, Ltd. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in connection with implementing new accounting standards, the Company retrospectively changed its method of accounting for costs associated with issuing or renewing insurance contracts and the presentation of comprehensive income.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Argo Group International Holdings, Ltd.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

February 28, 2013

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	December 31,
	2012	2011
		(As Adjusted)
Assets
Investments:
Fixed maturities, at fair value:
Available-for-sale (cost: 2012 - $2,993.1; 2011 - $3,095.4)	$3,154.0	$3,215.5
Equity securities, at fair value (cost: 2012 - $383.5; 2011 - $291.5)	531.4	403.6
Other investments (cost: 2012 - $284.8; 2011 - $232.3)	281.0	232.0
Short-term investments, at fair value (cost: 2012 - $234.3; 2011 - $294.6)	234.3	294.6

Total investments	4,200.7	4,145.7

Cash	95.8	102.7
Accrued investment income	30.3	32.3
Premiums receivable	361.0	309.0
Reinsurance recoverables	1,320.9	1,144.1
Goodwill	153.8	153.8
Intangible assets, net of accumulated amortization	91.5	93.0
Current income taxes receivable, net	12.9	11.2
Deferred acquisition costs, net	99.4	101.5
Ceded unearned premiums	193.6	179.4
Other assets	129.0	105.6

Total assets	$6,688.9	$6,378.3

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$3,223.5	$3,291.1
Unearned premiums	730.2	658.2
Accrued underwriting expenses	105.0	78.5
Ceded reinsurance payable, net	612.1	424.5
Funds held	33.7	35.8
Senior unsecured fixed rate notes	143.8	0.0
Other indebtedness	63.8	65.5
Junior subordinated debentures	193.3	311.5
Deferred tax liabilities, net	43.8	18.5
Other liabilities	25.6	31.7

Total liabilities	5,174.8	4,915.3

Shareholders’ equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 31,384,271 and 31,285,469 shares issued at December 31, 2012 and 2011, respectively	31.4	31.3
Additional paid-in capital	722.7	716.8
Treasury shares (6,459,613 and 4,971,305 shares at December 31, 2012 and 2011, respectively)	(205.5)	(160.9)
Retained earnings	776.0	736.0
Accumulated other comprehensive gain, net of taxes	189.5	139.8

Total shareholders’ equity	1,514.1	1,463.0

Total liabilities and shareholders’ equity	$6,688.9	$6,378.3

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in millions, except number of shares and per share amounts)

	For the Years Ended December 31,
	2012	2011	2010
		(As Adjusted)	(As Adjusted)
Premiums and other revenue:
Earned premiums	$1,186.5	$1,082.0	$1,211.6
Net investment income	118.8	125.8	133.6
Fee income, net	5.3	1.4	2.5
Net realized investment and other gains	25.7	49.2	36.8

Total revenue	1,336.3	1,258.4	1,384.5

Expenses:
Losses and loss adjustment expenses	747.6	863.1	777.5
Other reinsurance-related expenses	27.3	5.9	0.0
Underwriting, acquisition and insurance expenses	464.5	425.7	466.0
Interest expense	23.7	22.1	22.9
Debt extinguishment costs	2.2	0.0	0.0
Foreign currency exchange loss (gain)	4.3	3.5	(3.8)

Total expenses	1,269.6	1,320.3	1,262.6

Income (loss) before income taxes	66.7	(61.9)	121.9
Provision for income taxes	14.4	20.0	35.2

Net income (loss)	$52.3	$(81.9)	$86.7

Net income (loss) per common share:
Basic	$2.05	$(3.02)	$2.93

Diluted	$2.01	$(3.02)	$2.90

Dividend declared per common share:	$0.48	$0.48	$0.48

Weighted average common shares:
Basic	25,539,991	27,169,132	29,566,004

Diluted	26,044,755	27,169,132	29,935,972

	For the Years Ended December 31,
	2012	2011	2010
Realized investment and other gains before other-than-temporary impairment losses	$29.4	$50.4	$37.6
Other-than-temporary impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturities	(1.5)	(0.1)	(0.8)
Other-than-temporary impairment losses on equity securities	(2.2)	(1.1)	0.0
Non-credit portion of losses recognized in other comprehensive income (loss)	0.0	0.0	0.0

Impairment losses recognized in earnings	(3.7)	(1.2)	(0.8)

Net realized investment and other gains	$25.7	$49.2	$36.8

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	For the Years Ended December 31,
	2012	2011	2010
		(As Adjusted)	(As Adjusted)
Net income (loss)	$52.3	$(81.9)	$86.7

Other comprehensive income (loss):
Foreign currency translation adjustments	(2.3)	(6.4)	0.0
Defined benefit pension plans:
Net (loss) gain arising during the period	(0.9)	(2.2)	1.3
Unrealized gains on securities:
Gains arising during the period	87.4	50.4	88.7
Reclassification adjustment for gains included in net income (loss)	(14.4)	(43.2)	(27.7)

Other comprehensive income (loss) before tax	69.8	(1.4)	62.3
Income tax provision related to other comprehensive income (loss):
Defined benefit pension plans:
Net (loss) gain arising during the period	(0.3)	(0.8)	0.5
Unrealized gains on securities:
Gains arising during the period	24.4	21.7	29.9
Reclassification adjustment for gains included in net income (loss)	(4.0)	(14.5)	(8.3)

Income tax provision related to other comprehensive income (loss)	20.1	6.4	22.1

Other comprehensive income (loss), net of tax	49.7	(7.8)	40.2

Comprehensive income (loss)	$102.0	$(89.7)	$126.9

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions, except number of shares and per share amounts)

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Gain	Shareholders’ Equity
Balance, January 1, 2010	$31.0	$702.4	$(5.1)	$779.2	$107.4	$1,614.9
Cumulative effect of accounting change for deferred acquisition costs	0.0	0.0	0.0	(20.6)	0.0	(20.6)

Balance, January 1, 2010 (As Adjusted)	31.0	702.4	(5.1)	758.6	107.4	1,594.3
Net income	0.0	0.0	0.0	86.7	0.0	86.7
Other comprehensive income	0.0	0.0	0.0	0.0	40.2	40.2
Repurchase of common shares (3,217,561 at a weighted average price of $33.08)	0.0	0.0	(106.5)	0.0	0.0	(106.5)
Activity under stock incentive plans	0.2	8.5	0.0	0.0	0.0	8.7
Retirement of common shares (tax payments on non-vested stock)	0.0	(0.5)	0.0	0.0	0.0	(0.5)
Deferred tax - share-based payments	0.0	(0.4)	0.0	0.0	0.0	(0.4)
Employee stock purchase plan	0.0	1.4	0.0	0.0	0.0	1.4
Cash dividend declared - common shares ($0.48/share)	0.0	0.0	0.0	(14.3)	0.0	(14.3)

Balance, December 31, 2010 (As Adjusted)	31.2	711.4	(111.6)	831.0	147.6	1,609.6
Net loss	0.0	0.0	0.0	(81.9)	0.0	(81.9)
Other comprehensive loss	0.0	0.0	0.0	0.0	(7.8)	(7.8)
Repurchase of common shares (1,607,745 at a weighted average price of $30.72)	0.0	0.0	(49.3)	0.0	0.0	(49.3)
Activity under stock incentive plans	0.1	4.7	0.0	0.0	0.0	4.8
Retirement of common shares (tax payments on non-vested stock)	0.0	(0.4)	0.0	0.0	0.0	(0.4)
Deferred tax - share-based payments	0.0	(0.1)	0.0	0.0	0.0	(0.1)
Employee stock purchase plan	0.0	1.2	0.0	0.0	0.0	1.2
Cash dividend declared - common shares ($0.48/share)	0.0	0.0	0.0	(13.1)	0.0	(13.1)

Balance, December 31, 2011 (As Adjusted)	31.3	716.8	(160.9)	736.0	139.8	1,463.0
Net income	0.0	0.0	0.0	52.3	0.0	52.3
Other comprehensive income	0.0	0.0	0.0	0.0	49.7	49.7
Repurchase of common shares (1,488,308 at a weighted average price of $29.92)	0.0	0.0	(44.6)	0.0	0.0	(44.6)
Activity under stock incentive plans	0.1	5.1	0.0	0.0	0.0	5.2
Retirement of common shares (tax payments on non-vested stock)	0.0	(0.4)	0.0	0.0	0.0	(0.4)
Deferred tax - share-based payments	0.0	0.0	0.0	0.0	0.0	0.0
Employee stock purchase plan	0.0	1.2	0.0	0.0	0.0	1.2
Cash dividend declared - common shares ($0.48/share)	0.0	0.0	0.0	(12.3)	0.0	(12.3)

Balance, December 31, 2012	$31.4	$722.7	$(205.5)	$776.0	$189.5	$1,514.1

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Years Ended December 31,
	2012	2011	2010
		(As Adjusted)	(As Adjusted)
Cash flows from operating activities:
Net income (loss)	$52.3	$(81.9)	$86.7
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization and depreciation	36.6	30.8	31.2
Share-based payments expense	10.5	4.6	10.1
Excess tax expense from share-based payment arrangements	0.0	0.1	0.3
Deferred income tax provision (benefit), net	5.0	10.2	(3.8)
Net realized investment and other gains	(25.7)	(49.2)	(36.4)
Gain on sale of real estate	0.0	0.0	(0.4)
Loss on disposals of fixed assets, net	0.3	1.0	0.2
Debt extinguishment costs	2.2	0.0	0.0
Change in:
Accrued investment income	2.0	1.2	(2.7)
Receivables	24.9	53.6	255.8
Deferred acquisition costs	2.1	12.9	39.1
Ceded unearned premiums	(14.5)	(15.4)	33.7
Reserves for losses and loss adjustment expenses	(78.9)	138.9	(51.1)
Unearned premiums	72.6	4.1	(149.5)
Ceded reinsurance payable and funds held	(67.5)	(97.4)	(180.8)
Income taxes	(1.7)	(6.7)	3.0
Accrued underwriting expenses	21.0	(5.8)	(22.4)
Sale of trading investment	0.0	0.0	2.1
Other, net	(10.7)	(18.7)	(18.2)

Cash provided (used) by operating activities	30.5	(17.7)	(3.1)

Cash flows from investing activities:
Sales of fixed maturity investments	1,117.8	1,326.9	1,837.4
Maturities and mandatory calls of fixed maturity investments	483.0	450.9	539.3
Sales of equity securities	10.4	41.3	55.3
Sales of other investments	2.5	2.5	0.7
Purchases of fixed maturity investments	(1,501.5)	(1,605.6)	(2,171.2)
Purchases of equity securities	(104.4)	(99.6)	(75.3)
Purchases of other investments	(15.6)	(73.2)	(24.3)
Change in foreign regulatory deposits and voluntary pools	(21.0)	(7.5)	(20.9)
Change in short-term investments	58.7	77.6	63.0
Settlements of foreign currency exchange forward contracts	0.4	7.7	0.0
Purchases of fixed assets, net	(34.1)	(16.5)	(15.2)
Other, net	0.1	(2.4)	(4.9)

Cash (used) provided by investing activities	(3.7)	102.1	183.9

Cash flows from financing activities:
Proceeds from issuance of senior unsecured fixed rate notes, net	138.7	0.0	0.0
Redemption of trust preferred securities, net	(117.2)	0.0	0.0
Activity under stock incentive plans	1.2	1.1	4.3
Repurchase of Company’s common shares	(44.2)	(49.5)	(105.2)
Excess tax expense from share-based payment arrangements	0.0	(0.1)	(0.3)
Payment of cash dividend to common shareholders	(12.3)	(13.1)	(14.2)

Cash used by financing activities	(33.8)	(61.6)	(115.4)

Effect of exchange rate changes on cash	0.1	(3.6)	0.0

Change in cash	(6.9)	19.2	65.4
Cash, beginning of period	102.7	83.5	18.1

Cash, end of period	$95.8	$102.7	$83.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Significant Accounting Policies

Business

Argo Group International Holdings, Ltd. (“Argo Group,” “we” or the “Company”) is an international underwriter of specialty insurance and reinsurance products in the property and casualty market. Argo Group US, Inc. (“Argo Group US”) is a subsidiary of Argo Financial Holding (Ireland). Argo Underwriting Agency Limited (“Argo International”) is a subsidiary of Argo International Holdings, Ltd. Argo Re, Ltd. (“Argo Re”), a Bermuda based company, is the parent of both Argo Financial Holding (Ireland) and Argo International Holdings, Ltd. Argo Re is directly owned by Argo Group.

We conduct our ongoing business through four segments.

Excess and Surplus Lines products are written under two operating platforms: Colony Specialty and Argo Pro.

Commercial Specialty consists of the following operations: Argo Insurance, Rockwood, Argo Surety, Alteris and ARIS Title Insurance Corporation (“ARIS”), which was acquired in November 2010.

International Specialty products are provided by our Bermuda operations, which include Argo Re and Argo Insurance – Casualty & Professional Lines and Argo Seguros based in Brazil.

Syndicate 1200 products are written by Argo International based in London, and are focused on underwriting on behalf of one underwriting syndicate under the Lloyd’s of London (“Lloyd’s”) global franchise.

Our Run-off Lines segment includes liabilities associated with other liability policies that were issued in the 1960s, 1970s and into the 1980s, as well as risk management policies written prior to the sale of renewal rights and other business previously written and classified as property catastrophe and Lloyd’s.

Basis of Presentation and Use of Estimates

The consolidated financial statements of Argo Group and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The major estimates reflected in our consolidated financial statements include, but are not limited to, the reserves for losses and loss adjustment expenses, reinsurance recoverables, including the reinsurance recoverables allowance for doubtful accounts, estimates of written and earned premiums, reinsurance premium receivable, the fair value of investments and the assessment of potential impairment, the valuation of goodwill and intangibles and our deferred tax asset valuation allowance. Actual results could differ from those estimates.

Specifically, estimates for reserves for losses and loss adjustment expenses are based upon past claim experience modified for current trends as well as prevailing economic, legal and social conditions. Although management believes that amounts included in the accompanying consolidated financial statements are reasonable, such estimates may be more or less than the amounts ultimately paid when the claims are settled. The estimates are continually reviewed and any changes are reflected in current operating results. Further, the nature of loss exposures involves significant variability due to the long-tailed payments on claims related to asbestos and environmental coverage and workers compensation coverage. As such, losses and loss adjustment expenses could vary significantly from the recorded amounts.

The consolidated financial statements include the accounts and operations of Argo Group and its subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain amounts in prior years’ financial statements have been reclassified to conform to the current presentation. Amounts related to trade capital providers, who are third party capital participants that provide underwriting capital to the Syndicate 1200 segment, are included in the balance sheet. Trade capital providers participate on a quota share basis, assuming 100% of their contractual participation in the underwriting syndicate results and with such results settled on a year of account basis. The underwriting syndicate underwrites under the Lloyd’s global franchise.

In 2009, the Financial Accounting Standards Board (“FASB”) issued revised accounting standards regarding consolidation of variable interest entities. We reevaluated our investment in our twelve statutory trusts (collectively, the “Trusts”) and our two charitable foundations (collectively, the “Foundations”). We determined that the Trusts and the Foundations continue to be variable interest entities due to the fact that the Trusts and the Foundations do not have sufficient equity to finance their activities without additional subordinate financial support from other parties. We do not have any power to direct the activities that impact the Trusts or the Foundations’ economic performance. We are not entitled to receive a majority of the residual returns of the Trusts and the U.S. charitable foundation. Additionally, we are not responsible for absorbing the majority of the expected losses of the Trusts or the U.S. charitable foundation; therefore, we are not the primary beneficiary and, accordingly, the Trusts and the U.S. charitable foundation are not included in our consolidated financial statements. The expenses and donations of the charitable foundation in Bermuda are paid by Argo Group and have been included in the consolidated results.

The special purpose reinsurance company established in 2011 to provide reinsurance to Argo Group through two catastrophe bond transactions is a variable interest entity under the provisions of Accounting Standards Codification (“ASC”) Topic 810-10, Consolidation. Argo Group does not have a variable interest in this entity and is therefore not required to consolidate it in its consolidated financial statements.

Accounting Standards Retrospectively Adopted in 2012

In October 2010, the FASB issued Accounting Standards Update 2010-26 that amends the guidance in ASC Topic 944, entitled “Financial Services – Insurance.” The amendments in the update modified the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. To qualify for capitalization, the guidance specifies that a cost must be directly related to the successful acquisition of an insurance contract. Effective January 1, 2012, we retrospectively adopted the update. The financial statements and related disclosures for prior periods have been adjusted to reflect the adoption of this new standard.

The effects of the retrospective adoption on individual financial statement line items in our Consolidated Balance Sheets were as follows:

	December 31, 2011
	As Previously		Effect of
(in millions)	Reported	As Adjusted	Change
Reinsurance recoverables	$1,143.5	$1,144.1	$0.6
Deferred acquisition costs, net	125.7	101.5	(24.2)
Deferred tax liabilities, net	26.1	18.5	(7.6)
Retained earnings	752.0	736.0	(16.0)

The effects of the retrospective adoption on individual financial statement line items in our Consolidated Statements of (Loss) Income were as follows:

	For the Year Ended December 31, 2011
	As Previously		Effect of
(in millions, except per share data)	Reported	As Adjusted	Change
Underwriting, acquisition and insurance expenses	$426.7	$425.7	$(1.0)
Loss before income taxes	(62.9)	(61.9)	1.0
Provision for income taxes	19.5	20.0	0.5
Net loss	(82.4)	(81.9)	0.5
Net loss per common share:
Basic	$(3.03)	$(3.02)	$0.01
Diluted	(3.03)	(3.02)	0.01

	For the Year Ended December 31, 2010
	As Previously		Effect of
(in millions, except per share data)	Reported	As Adjusted	Change
Underwriting, acquisition and insurance expenses	$472.6	$466.0	$(6.6)
Income before income taxes	115.3	121.9	6.6
Provision for income taxes	32.7	35.2	2.5
Net income	82.6	86.7	4.1
Net income per common share:
Basic	$2.80	$2.93	$0.13
Diluted	2.76	2.90	0.14

The effects of the retrospective adoption on individual financial statement line items in our Consolidated Statements of Comprehensive (Loss) Income were as follows:

	For the Year Ended December 31, 2011
	As Previously		Effect of
(in millions)	Reported	As Adjusted	Change
Net loss	$(82.4)	$(81.9)	$0.5
Comprehensive loss	(90.2)	(89.7)	0.5

	For the Year Ended December 31, 2010
	As Previously		Effect of
(in millions)	Reported	As Adjusted	Change
Net income	$82.6	$86.7	$4.1
Comprehensive income	122.8	126.9	4.1

There were no changes to net cash flows from operating, investing or financing activities in our Consolidated Statements of Cash Flow for the periods presented as a result of the adoption of this authoritative guidance.

In June 2011, the FASB issued Accounting Standards Update 2011-05 that amends the guidance in ASC Topic 220 “Comprehensive Income.” The amendments in the update modified the presentation of the Statements of Comprehensive Income and the Statements of Shareholders’ Equity. Effective January 1, 2012, we retrospectively adopted the update. The effect of the adoption of this new standard was to remove the components of comprehensive income from our Statements of Shareholders’ Equity, reporting comprehensive income as single line item.

Cash

Cash consists of cash deposited in banks, generally in concentration and operating accounts. Interest-bearing cash accounts are classified as short-term investments.

Investments

Investments in fixed maturities at December 31, 2012 and 2011 include bonds and structured securities. Equity securities include common and preferred stocks. Other investments consist of foreign regulatory deposits, limited partnerships, private equity funds, voluntary pools, and foreign exchange currency forward contracts. Short-term investments consist of money market funds, funds on deposit with Lloyd’s as security to support the corporate member’s capital, U.S. Treasury bills, sovereign debt, and interest-bearing cash accounts. Investments maturing in less than one year are classified as short-term investments in the consolidated financial statements.

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

Our investments in fixed maturities and equity securities with readily determinable fair value are considered available-for-sale and are carried at fair value. Changes in the fair value of investments classified as available for sale are not recognized to income during the period, but rather are recognized as a separate component of shareholders’ equity until realized. Fair value of these investments is estimated using prices obtained from third party pricing services, where available. For securities where we were unable to obtain fair values from a pricing service or broker, fair values were estimated using information obtained from investment advisors. We performed several processes to ascertain the reasonableness of these investment values by i) obtaining and reviewing internal control reports for our service providers that obtain fair values from third party pricing services, ii) discussing with our investment managers their process for reviewing and validating pricing obtained from outside services and obtaining values for all securities from our investment managers, and iii) comparing the security pricing received from the investment managers with the prices used in the consolidated financial statements and obtaining additional information for variances that exceeded a certain threshold. As of December 31, 2012, investments we hold for which we did not receive a fair value from a pricing service or broker accounted for less than 1% of our investment portfolio. The actual value at which these securities could actually be sold or settled with a willing buyer or seller may differ from our estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller. The cost of securities sold is based on the specific identification method.

We evaluate our investments for other-than-temporary impairment. For fixed maturity securities, the evaluation for a credit loss is generally based on the present value of expected cash flows of the security as compared to the amortized book value. For mortgage-backed securities, frequency and severity of loss inputs are used in projecting future cash flows of the securities. Loss frequency is measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. Loss severity includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. For equity securities, the length of time and the amount of decline in fair value are the principal factors in determining other-than-temporary impairment.

All investment balances include amounts relating to trade capital providers. The results of operations and other comprehensive income exclude amounts relating to trade capital providers. All third party amounts are subject to 100% of their contractual participation in the syndicate results and are included in reinsurance recoverable for ceded losses and reinsurance payable for ceded premiums.

Receivables

Premiums receivable, representing amounts due from insureds, are presented net of an allowance for doubtful accounts of $2.5 million and $2.8 million at December 31, 2012 and 2011, respectively. Premiums receivable include amounts relating to the trade capital providers’ quota share.

Reinsurance recoverables represent amounts of paid losses and loss adjustment expenses, case reserves and incurred but not reported amounts ceded to reinsurers under reinsurance treaties. Reinsurance recoverables also reflect amounts that are due from trade capital providers. These amounts are presented in the Consolidated Balance Sheets net of an allowance for doubtful accounts of $4.4 million and $7.8 million at December 31, 2012 and 2011, respectively (see Note 3, “Reinsurance” for related disclosures).

An estimate of amounts that are likely to be charged off is established as an allowance for doubtful accounts as of the balance sheet date. Our estimate includes specific insured and reinsurance balances that are considered probable to be charged off after all collection efforts have ceased and historical write off trends based on aging categories. For the years ended December 31, 2012, 2011 and 2010, premiums receivable and reinsurance recoverables on paid losses written off, net of recoveries against the allowance for doubtful accounts or directly to the income statement are as follows:

(in millions)	2012	2011	2010
Premiums receivable	$0.3	$0.9	$(1.1)
Reinsurance recoverables	(0.4)	11.4	(0.4)

Net (recovered) written off	$(0.1)	$12.3	$(1.5)

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

Unearned premium balances include cessions to reinsurers including trade capital providers, while the earned premium recognized in the Consolidated Statements of Income (Loss) excludes amounts relating to trade capital providers. The trade capital providers’ quota share amount is included in ceded reinsurance payable.

Assumed reinstatement premiums that reinstate coverage are written and earned at the time the associated loss event occurs. The original premium is earned over the remaining exposure period of the contract. Reinstatement premiums are estimated based upon contract terms for reported losses and estimated for incurred but not reported losses.

Goodwill and Intangible Assets

Goodwill and intangible assets are allocated to the segment in which the results of operations for the acquired company are reported (see Note 15, “Segment Information” for further discussion). Intangible assets with a finite life are amortized over the estimated useful life of the asset. Goodwill and intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. For goodwill, the impairment test is determined using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying value amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step is not necessary. However, if the carrying amount of the reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied value of goodwill is less than the carrying amount of goodwill, it is written down to its fair value with a corresponding expense reflected in the Consolidated Statements of Income (Loss). The implied goodwill is calculated based on a hypothetical purchase price allocation, similar to the requirements in the accounting guidance for business combinations, whereby the implied fair value of the reporting unit is allocated to the fair value of the assets and liabilities of the reporting unit.

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

For the years ended December 31, 2012, 2011 and 2010, all of our reporting units passed the first step of the goodwill impairment analysis. However, based on carrying values of the reporting units as of December 31, 2012, a 30% decline in the fair value of the Excess and Surplus Lines reporting unit, or a 31% decline in the fair value of the Commercial Specialty reporting unit, or a 12% decline in the fair value of the Syndicate 1200 reporting unit would have resulted in the carrying values of these reporting units being in excess of their respective fair values, resulting in the need to perform the second step, which could have resulted in a material impairment to our goodwill. Any decline in the fair value of these reporting units could result in the carrying value of the reporting unit being in excess of fair value, triggering the second step of the impairment testing model. The second step could result in an impairment of goodwill.

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

The following table presents our intangible assets and accumulated amortization at December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in millions)	Amount	Amortization	Amount	Amortization
Lloyd’s capacity	$60.5	n/a	$60.5	n/a
Title plant	1.8	n/a	1.8	n/a
Distribution network	44.2	18.0	40.4	13.9
Additional Lloyd’s capacity	4.8	2.3	4.8	1.2
Other	1.5	1.0	1.5	0.9

	$112.8	$21.3	$109.0	$16.0

The weighted average useful life by category at December 31, 2012 was 9.8 years for the distribution network, 5.0 years for the additional Lloyd’s capacity and 9.0 years for other. The weighted average useful life for all categories was 9.3 years at December 31, 2012.

During the twelve months ended December 31, 2012, 2011 and 2010, amortization expense was $5.2 million, $4.6 million and $4.4 million, respectively, and is included in “Underwriting, acquisition and insurance expenses” in the Consolidated Statements of Income (Loss).

The estimated amortization expense for the years ended December 31, 2013, 2014, 2015, 2016 and 2017 is $5.9 million, $5.4 million, $5.4 million, $5.1 million and $4.5 million, respectively.

Retrospectively Rated Policies

We have written a number of workers compensation, property and other liability policies that are retrospectively rated. Under this type of policy, the policyholder or coverholder may be entitled, subsequent to coverage expiration, to a refund or may owe additional premiums based on the amount of losses incurred under the policy. The retrospective premium adjustments on certain policies are limited to a minimum or maximum premium adjustment, which is calculated as a percentage of the standard amount of premium charged during the life of the policy. Accrued retrospectively rated premiums have been determined based on estimated ultimate loss experience of the individual policyholder accounts. The estimated liability for return of premiums under retrospectively rated policies is included in unearned premiums and was $7.0 million and $6.1 million at December 31, 2012 and 2011, respectively.

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

As discussed above under “Accounting Standards Retrospectively Adopted in 2012,” our accounting for deferred acquisition costs changed effective January 1, 2012, and amounts previously reported have been adjusted retrospectively.

The 2012 and 2011 net amortization of policy acquisition costs will not equal the change in the Consolidated Balance Sheets as the trade capital providers’ share is not reflected in our Consolidated Statements of Income (Loss) and differences arise from foreign currency exchange rates applied to deferred acquisition costs which are treated as a nonmonetary asset.

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

Property and Equipment

Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and carried at cost less accumulated depreciation and are reported in “Other assets” in the Consolidated Balance Sheets. Depreciation is calculated using a straight-line method over the estimated useful lives of the assets, generally three to forty years. The accumulated depreciation for property and equipment was $53.1 million and $46.6 million at December 31, 2012 and 2011, respectively. The net book value of our property and equipment at December 31, 2012 and 2011 was $68.7 million and $49.6 million, respectively. The depreciation expense at December 31, 2012, 2011 and 2010 was $12.6 million, $10.1 million and $8.5 million, respectively.

Foreign Currency Exchange Gain (Loss)

The U.S. Dollar is the functional currency of all but two of our foreign operations. Monetary assets and liabilities in foreign operations that are denominated in foreign currencies are revalued at the exchange rates in effect at the balance sheet date, with resulting gains and losses because of foreign exchange movements reflected in income, and revenues and expenses denominated in foreign currencies are translated at the prevailing exchange rate during the period with the resulting foreign exchange gains and losses included in net income for the period. In the case of our foreign currency denominated available-for-sale investments, the change in exchange rates between the local currency and our functional currency at each balance sheet date represents an unrealized appreciation or depreciation in value of these securities and is included as a component of accumulated other comprehensive gain.

Translation gains and losses related to our operations in Brazil and Malta are recorded as a component of shareholders’ equity in the Consolidated Balance Sheets. At December 31, 2012 and 2011, the foreign currency translation adjustments were a loss of $8.7 million and $6.4 million, respectively.

Share-Based Payments

Compensation expense for share-based payments is recognized based on the measurement-date fair value for awards that will settle in shares. Awards that are expected to be settled in cash are accounted for as liability awards, resulting in the fair value of the award being measured at each reporting date until the award is exercised, forfeited or expires unexercised. Compensation expense for awards that are settled in equity are recognized on a straight line pro rata basis over the vesting period. Compensation expense for awards that are settled in cash are recognized on the accelerated recognition method over the award’s vesting period. See Note 14, “Share-based Compensation” for related disclosures.

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

For any uncertain tax positions not meeting the “more likely than not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. We had no material unrecognized tax benefits as of December 31, 2012, 2011 and 2010. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2009. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2009.

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

Through our subsidiary Argo Re, in 2011 we entered into two reinsurance contracts with a special purpose reinsurance company that provide us with protection against certain severe catastrophe events and the occurrence of multiple significant catastrophe events during the same year. The special purpose reinsurance company provides the reinsurance through two catastrophe bond transactions that are supported by two collateralized facilities. The reinsurance contracts are deemed to be derivatives. We recorded these contracts at fair value, and such fair value is included in “Other Assets” in our Consolidated Balance Sheets with any changes in the value reflected in “Other reinsurance-related expenses” in the Consolidated Statements of Income (Loss). See Note 6, “Derivative Instruments” for related disclosures.

Supplemental Cash Flow Information

Income taxes paid. We paid income taxes of $21.0 million in 2012, $16.7 million in 2011 and $30.2 million in 2010.

Income taxes recovered. We recovered income taxes of $10.0 million in 2012, $0.2 million in 2011 and $2.6 million in 2010. The recovery in 2010 was applied against our 2010 estimated tax payments.

Interest paid. Interest paid for the years ended December 31, was as follows:

(in millions)	2012	2011	2010
Senior unsecured fixed rate notes	$2.1	$0.0	$0.0
Other indebtedness	3.1	3.5	3.1
Junior subordinated debentures	21.3	18.3	19.3
Revolving credit facility	0.0	0.0	0.1

Total interest paid	$26.5	$21.8	$22.5

Non-cash operating activities transaction. In the Consolidated Balance Sheet at December 31, 2012, “Reinsurance recoverables” and “Ceded reinsurance payable, net” each included $252.3 million from the whole account quota share reinsurance transaction (see Note 5, “Reserves for Losses and Loss Adjustment Expenses” for further discussion). As cash had not been settled in 2012 related to this transaction, $252.3 million has been excluded from both the change in “Receivables” and the change in “Ceded reinsurance payable and funds held” for the year ended December 31, 2012.

Recently Issued Accounting Pronouncements

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

In December 2011, with further clarification issued in January 2013, the FASB issued an accounting update requiring disclosures about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This update is applicable to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending arrangements. The update is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by this update should be provided retrospectively for all comparative periods presented. We do not anticipate that this update will have an impact on our financial results and disclosures.

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

In February 2013, the FASB issued an accounting update to improve the reporting of reclassifications out of accumulated other comprehensive income. An entity is required to report the effect of significant reclassifications, by component, out of accumulated other comprehensive income on the respective line items in net income if the item is required under GAAP to be reclassified in its entirety in the same reporting period. The required disclosures of the update are allowed either in the Statement of Income (Loss) or in the notes. The amendments in the update are effective for reporting periods beginning after December 15, 2012. This update will have an impact on our financial disclosures.

2. Investments

Composition of Invested Assets

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments as of December 31 were as follows:

December 31, 2012		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in millions)	Cost	Gains	Losses	Value
Fixed maturities
USD denominated:
U.S. Governments(1)	$401.1	$9.3	$0.0	$410.4
Non-U.S. Governments	53.1	3.6	0.1	56.6
Obligations of states and political subdivisions	551.7	44.9	0.5	596.1
Credit-Financial	382.4	25.7	0.7	407.4
Credit-Industrial	428.4	31.1	0.7	458.8
Credit-Utility	189.9	12.6	0.4	202.1
Structured securities:
CMO/MBS-agency (3)	375.1	20.2	0.2	395.1
CMO/MBS-non agency	12.5	1.0	0.2	13.3
CMBS (4)	109.5	5.7	0.2	115.0
ABS-residential (5)	10.1	0.2	0.8	9.5
ABS-non residential	81.3	1.2	0.0	82.5
Foreign denominated:
Governments	262.1	9.2	4.3	267.0
Credit	135.9	6.1	1.8	140.2

Total fixed maturities	2,993.1	170.8	9.9	3,154.0
Equity securities	383.5	153.0	5.1	531.4
Other investments	284.8	1.2	5.0	281.0
Short-term investments	234.3	0.1	0.1	234.3

Total investments	$3,895.7	$325.1	$20.1	$4,200.7

December 31, 2011		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in millions)	Cost	Gains	Losses	Value
Fixed maturities
USD denominated:
U.S. Governments(2)	$482.8	$12.5	$0.0	$495.3
Non-U.S. Governments	56.2	1.0	1.6	55.6
Obligations of states and political subdivisions	589.3	47.4	0.3	636.4
Credit-Financial	378.3	10.4	5.2	383.5
Credit-Industrial	411.6	20.8	3.4	429.0
Credit-Utility	163.9	7.5	1.2	170.2
Structured securities:
CMO/MBS-agency (3)	516.0	30.7	0.2	546.5
CMO/MBS-non agency	18.5	0.7	0.8	18.4
CMBS (4)	100.7	5.2	0.3	105.6
ABS-residential (5)	15.3	0.1	2.0	13.4
ABS-non residential	47.0	1.0	0.0	48.0
Foreign denominated:
Governments	224.7	9.1	8.8	225.0
Credit	91.1	2.2	4.7	88.6

Total fixed maturities	3,095.4	148.6	28.5	3,215.5
Equity securities	291.5	120.7	8.6	403.6
Other investments	232.3	0.7	1.0	232.0
Short-term investments	294.6	0.0	0.0	294.6

Total investments	$3,913.8	$270.0	$38.1	$4,145.7

(1)	Includes corporate bonds backed by the Federal Deposit Insurance Corporation of $0.7 million amortized cost, $0.7 million fair value.
(2)	Includes corporate bonds backed by the Federal Deposit Insurance Corporation of $48.7 million amortized cost, $49.1 million fair value.
(3)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(4)	Commercial mortgage-backed securities (“CMBS”).
(5)	Asset-backed securities (“ABS”).

Included in total investments at December 31, 2012 and 2011 is $143.9 million and $162.6 million, respectively, of assets managed on behalf of the trade capital providers, who are third party capital participants that provide underwriting capital to our Syndicate 1200 segment.

Contractual Maturity

The amortized cost and fair values of fixed maturity investments as of December 31, 2012, by contractual maturity, were as follows:

	Amortized	Fair
(in millions)	Cost	Value
Due in one year or less	$231.1	$233.5
Due after one year through five years	1,231.2	1,276.2
Due after five years through ten years	761.1	832.3
Thereafter	181.2	196.6
Structured securities	588.5	615.4

Total	$2,993.1	$3,154.0

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Unrealized Losses and Other-than-temporary Impairments

An aging of unrealized losses on our investments in fixed maturities, equity securities, other investments and short-term investments at December 31, 2012 and 2011 is presented below:

December 31, 2012	Less Than One Year		One Year or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
Fixed maturities
USD denominated:
U.S. Governments (1)	$11.9	$0.0	$0.0	$0.0	$11.9	$0.0
Non-U.S. Governments (2)	8.5	0.1	0.5	0.0	9.0	0.1
Obligations of states and political subdivisions	28.2	0.3	0.8	0.2	29.0	0.5
Credit-Financial	25.0	0.2	8.6	0.5	33.6	0.7
Credit-Industrial	32.2	0.4	3.0	0.3	35.2	0.7
Credit-Utility	8.4	0.2	0.8	0.2	9.2	0.4
Structured securities:
CMO/MBS-agency (2)	26.4	0.2	0.3	0.0	26.7	0.2
CMO/MBS-non agency	1.7	0.2	0.0	0.0	1.7	0.2
CMBS (1)	5.7	0.0	3.5	0.2	9.2	0.2
ABS-residential	0.0	0.0	3.9	0.8	3.9	0.8
ABS-non residential (1) (2)	13.7	0.0	0.2	0.0	13.9	0.0
Foreign denominated:
Governments (2)	180.5	4.3	0.3	0.0	180.8	4.3
Credit	76.3	1.8	0.0	0.0	76.3	1.8

Total fixed maturities	418.5	7.7	21.9	2.2	440.4	9.9
Equity securities	60.2	4.2	6.3	0.9	66.5	5.1
Other investments	11.6	5.0	0.0	0.0	11.6	5.0
Short-term investments	0.0	0.1	0.0	0.0	0.0	0.1

Total	$490.3	$17.0	$28.2	$3.1	$518.5	$20.1

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million

December 31, 2011	Less Than One Year		One Year or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
Fixed maturities
USD denominated:
U.S. Governments (1)	$41.0	$0.0	$0.0	$0.0	$41.0	$0.0
Non-U.S. Governments	22.4	1.6	0.0	0.0	22.4	1.6
Obligations of states and political subdivisions (1)	1.4	0.0	0.7	0.3	2.1	0.3
Credit-Financial	81.8	3.8	9.4	1.4	91.2	5.2
Credit-Industrial	67.4	3.4	0.0	0.0	67.4	3.4
Credit-Utility	21.7	1.2	0.0	0.0	21.7	1.2
Structured securities:
CMO/MBS-agency	28.9	0.1	3.2	0.1	32.1	0.2
CMO/MBS-non agency	6.7	0.2	4.2	0.6	10.9	0.8
CMBS (1)	0.7	0.0	4.2	0.3	4.9	0.3
ABS-residential	1.2	0.1	9.6	1.9	10.8	2.0
ABS-non residential (1) (2)	4.0	0.0	0.3	0.0	4.3	0.0
Foreign denominated:
Governments	166.3	8.8	0.0	0.0	166.3	8.8
Credit	65.9	4.1	5.3	0.6	71.2	4.7

Total fixed maturities	509.4	23.3	36.9	5.2	546.3	28.5
Equity securities	84.3	8.5	0.2	0.1	84.5	8.6
Other investments (3)	(1.0)	1.0	0.0	0.0	(1.0)	1.0
Short-term investments (1)	21.2	0.0	0.0	0.0	21.2	0.0

Total	$613.9	$32.8	$37.1	$5.3	$651.0	$38.1

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

We hold a total of 6,358 securities, of which 868 were in an unrealized loss position for less than one year and 76 were in an unrealized loss position for a period one year or greater as of December 31, 2012. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increased credit spreads, foreign currency fluctuations, and higher market yields relative to the date the securities were purchased, and for structured securities by the performance of the underlying collateral as well. We do not consider these investments to be other-than-temporarily impaired at December 31, 2012.

We regularly evaluate our investments for other than temporary impairment. For fixed maturity securities, the evaluation for a credit loss is generally based on the present value of expected cash flows of the security as compared to the amortized book value. For MBS and residential ABS securities, frequency and severity of loss inputs are used in projecting future cash flows of the securities. Loss frequency is measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. Loss severity includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. We recognized other-than-temporary losses on our fixed maturities portfolio of $1.5 million, $0.1 million, and $0.8 million for 2012, 2011, and 2010, respectively. For equity securities, the length of time and the amount of decline in fair value are the principal factors in determining other-than-temporary impairment. We recognized other-than-temporary losses on our equity portfolio of $2.2 million, $1.1 million, and $0 for 2012, 2011 and 2010, respectively.

Net Investment Income and Realized Gains and Losses

Investment income and expenses for the years ended December 31 were as follows:

(in millions)	2012	2011	2010
Investment income:
Interest and dividends on fixed maturities	$105.9	$121.4	$130.7
Dividends on equity securities	15.2	9.6	8.7
Interest on short-term and other investments	7.3	4.7	2.6
Other	(0.4)	(0.5)	(0.1)

	128.0	135.2	141.9
Investment expenses	(9.2)	(9.4)	(8.3)

Net investment income	$118.8	$125.8	$133.6

Proceeds from sales of available for sale fixed maturity investments were $1,117.8 million, $1,326.9 million and $1,837.4 million in 2012, 2011, and 2010, respectively. Proceeds from sales of equity securities were $10.4 million, $41.3 million and $55.3 million in 2012, 2011, and 2010, respectively. Proceeds from sales of other investments were $2.5 million, $2.5 million and $0.7 million in 2012, 2011, and 2010, respectively.

The following table presents our gross realized investment and other gains (losses) for the years ended December 31:

(in millions)	2012	2011	2010
Realized gains
Fixed maturities	$27.2	$30.5	$31.5
Equity securities	0.4	26.6	6.3
Other investments	21.5	16.1	8.9
Short-term investments	0.5	1.0	0.2
Gain on sale of affiliate	4.8	0.0	0.0
Gain on sale of real estate	0.0	0.0	0.4

Gross realized investment and other gains	54.4	74.2	47.3
Realized losses
Fixed maturities	(9.1)	(11.6)	(8.2)
Equity securities	(0.5)	(0.7)	(1.1)
Other investments	(15.1)	(10.5)	(0.3)
Short-term investments	(0.3)	(1.0)	(0.1)
Other-than-temporary impairment losses on fixed maturities	(1.5)	(0.1)	(0.8)
Other-than-temporary impairment losses on equity securities	(2.2)	(1.1)	0.0

Gross realized investment and other losses	(28.7)	(25.0)	(10.5)

Net realized investment and other gains	$25.7	$49.2	$36.8

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

Foreign exchange unrealized gains on bonds of $0.1 million, $0.6 million, and $0.4 million were offset by foreign exchange realized losses on forwards of $0.1 million, $0.6 million, and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, and are reflected in realized gains and losses in the income statement and in the table above. As of December 31, 2012, 2011 and 2010, we hedged $2.3 million, $3.1 million, and $5.3 million, respectively, of certain holdings in non-U.S. Dollar denominated fixed maturity investments with $2.2 million, $3.3 million, and $5.3 million, respectively, of foreign exchange contracts.

We also enter into foreign currency exchange forward contracts to manage currency exposure on losses related to global catastrophe events. These currency forwards contacts are carried at fair value in the Consolidated Balance Sheets in “Other investments.” The realized and unrealized gains and losses are included in realized gains or losses in the Consolidated Statements of Income (Loss). The notional amount of the currency forward contracts was $102.8 million and $142.4 million as of December 31, 2012 and 2011, respectively. The fair value of the currency forward contracts was a loss of $1.9 million and $0.1 million as of December 31, 2012 and 2011, respectively. For the years ended December 31, 2012 and 2011, we recognized $8.0 million and $9.4 million in realized gains and $7.5 million and $4.8 million in realized losses, respectively, from the currency forward contracts. There were no currency forward contacts in 2010.

Regulatory Deposits, Pledged Securities and Letters of Credit

At December 31, 2012, the amortized cost and fair value of investments on deposit with U.S. and various regulatory agencies for regulatory purposes and reinsurance were $210.3 million and $227.2 million, respectively.

Investments with an amortized cost of $218.5 million and fair value of $221.5 million were pledged as collateral in support of irrevocable letters of credit at December 31, 2012. These assets support irrevocable letters of credit issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves in the amount of $64.0 million, and $124.9 million for our Corporate member’s capital as security to support the underwriting business at Lloyd’s.

At December 31, 2012, our Corporate member’s capital supporting our Lloyd’s business consisted of the following:

(in millions)
Letters of credit	$124.9
Fixed maturities, at fair value	200.3
Short-term investments, at fair value	3.6

Total securities and letters of credit pledged to Lloyd’s	$328.8

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

We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we reviewed these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of December 31, 2012. A description of the valuation techniques we use to measure assets at fair value is as follows:

Fixed Maturities (Available-for-Sale) Levels 1 and 2:

•	United States Treasury securities are typically valued using Level 1 inputs. For these securities, we obtain fair value measurements from third-party pricing services using quoted prices (unadjusted) in active markets at the reporting date.

•	United States Government agencies, non U.S. Government securities, obligations of states and political subdivisions, credit securities and foreign denominated securities are reported at fair value utilizing Level 2 inputs. For these securities, we obtain fair value measurements from third-party pricing services.

•	CMO/MBS agency securities are reported at fair value utilizing Level 2 inputs. For these securities we obtain fair value measurements from third-party pricing services. Observable data may include dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

•	CMO/MBS non-agency, CMBS, ABS residential, and ABS non-residential securities are reported at fair value utilizing Level 2 inputs. For these securities we obtain fair value measurements from third-party pricing services. Observable data may include dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

Fixed Maturities (Available-for-Sale) Level 3:

•	Corporate securities reported at fair value utilizing Level 3 inputs in 2011 were infrequently traded securities valued by an independent investment manager using unobservable inputs. These securities were sold in 2012.

Transfers Between Level 1 and Level 2 Securities: There were no transfers between Level 1 and Level 2 securities during the year ended December 31, 2012.

Equity Securities Level 1: Equity securities are principally reported at fair value utilizing Level 1 inputs. For these securities, we obtain fair value measurements from third-party pricing services using quoted prices (unadjusted) in active markets at the reporting date.

Equity Securities Level 2: We own interests in mutual funds that are reported at fair value utilizing Level 2 inputs. The valuation is based on the funds’ net asset value per share, determined either weekly or at the end of each month. The underlying assets in the funds are valued primarily on the basis of closing market quotations or official closing prices on each valuation day.

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

Other Investments Level 2: Foreign regulatory deposits are assets held in trust in jurisdictions where there is a legal and regulatory requirement to maintain funds locally in order to protect policyholders. Lloyd’s is the appointed investment manager for the funds. These assets are invested in short-term government securities, agency securities and corporate bonds and are valued utilizing Level 2 inputs based upon values obtained from Lloyd’s. Foreign currency future contracts are valued by our counterparty utilizing market driven foreign currency exchange rates and are considered Level 2 investments. There were no transfers of other investments between Level 1 and Level 2 for the year ended December 31, 2012.

Short-term Investments: Short-term investments are principally reported at fair value utilizing Level 1 inputs, with the exception of short-term corporate bonds reported at fair value utilizing Level 2 inputs as described in the fixed maturity section above. Values for the investments categorized as Level 1 are obtained from various financial institutions as of the reporting period date. Included in short-term investments are Funds at Lloyd’s, which represent a portion of our Corporate member’s capital as security to support the underwriting business at Lloyd’s and include principally short-term money market accounts. There were no transfers of short-term investments between Level 1 and Level 2 for the year ended December 31, 2012.

Other Assets Level 3: We have entered into two reinsurance contracts that are deemed derivatives. The fair value was estimated by management taking into account changes in the market for catastrophic bond reinsurance contracts with similar economic characteristics and potential recoveries from events preceding the valuation date. See Note 6, “Derivative Instruments” for related disclosures.

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis at December 31, 2012 and 2011 have been categorized as follows:

(in millions)		Fair Value Measurements at Reporting Date Using
	December 31, 2012	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$410.4	$219.5	$190.9	$0.0
Non-U.S. Governments	56.6	0.0	56.6	0.0
Obligations of states and political subdivisions	596.1	0.0	596.1	0.0
Credit-Financial	407.4	0.0	407.4	0.0
Credit-Industrial	458.8	0.0	458.8	0.0
Credit-Utility	202.1	0.0	202.1	0.0
Structured securities:
CMO/MBS-agency	395.1	0.0	395.1	0.0
CMO/MBS-non agency	13.3	0.0	13.3	0.0
CMBS	115.0	0.0	115.0	0.0
ABS-residential	9.5	0.0	9.5	0.0
ABS-non residential	82.5	0.0	82.5	0.0
Foreign denominated:
Governments	267.0	0.0	267.0	0.0
Credit	140.2	0.0	140.2	0.0

Total fixed maturities	3,154.0	219.5	2,934.5	0.0
Equity securities	531.4	469.0	60.6	1.8
Other investments	132.0	0.0	132.0	0.0
Short-term investments	234.3	201.1	33.2	0.0
Other assets	6.9	0.0	0.0	6.9

	$4,058.6	$889.6	$3,160.3	$8.7

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

(in millions)	December 31, 2011	Fair Value Measurements at Reporting Date Using
	As Adjusted	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$495.3	$214.9	$280.4	$0.0
Non-U.S. Governments	55.6	0.0	55.6	0.0
Obligations of states and political subdivisions	636.4	0.0	636.4	0.0
Credit-Financial	383.5	0.0	382.8	0.7
Credit-Industrial	429.0	0.0	429.0	0.0
Credit-Utility	170.2	0.0	170.2	0.0
Structured securities:
CMO/MBS-agency	546.5	0.0	546.5	0.0
CMO/MBS-non agency	18.4	0.0	18.4	0.0
CMBS	105.6	0.0	105.6	0.0
ABS-residential	13.4	0.0	13.4	0.0
ABS-non residential	48.0	0.0	48.0	0.0
Foreign denominated:
Governments	225.0	0.0	225.0	0.0
Credit	88.6	0.0	88.6	0.0

Total fixed maturities	3,215.5	214.9	2,999.9	0.7
Equity securities	403.6	352.2	49.0	2.4
Other investments	99.9	0.0	99.9	0.0
Short-term investments	294.6	258.9	35.7	0.0
Other assets	9.0	0.0	0.0	9.0

	$4,022.6	$826.0	$3,184.5	$12.1

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

The fair value measurements in the tables above do not agree to “Total investments” on the Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting and include reinsurance contracts that are classified as Other assets.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 at December 31, 2012 and 2011 are as follows:

Fair Value Measurements Using Unobservable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Other Assets	Total
Beginning balance, January 1, 2012	$0.7	$2.4	$9.0	$12.1
Transfers into Level 3	0.0	0.0	0.0	0.0
Transfers out of Level 3	0.0	0.0	0.0	0.0
Total gains or losses (realized/unrealized):
Included in net income	0.1	0.0	0.0	0.1
Included in other comprehensive income	0.0	0.0	0.0	0.0
Purchases, issuances, sales, and settlements
Purchases	0.0	0.0	0.0	0.0
Issuances	0.0	0.0	0.0	0.0
Sales	(0.8)	(0.6)	(2.1)	(3.5)
Settlements	0.0	0.0	0.0	0.0

Ending balance, December 31, 2012	$0.0	$1.8	$6.9	$8.7

Amount of total gains or losses for the period included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2012	$0.0	$0.0	$0.0	$0.0

Fair Value Measurements Using Unobservable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Other Assets	Total
Beginning balance, January 1, 2011	$0.7	$21.0	$0.0	$21.7
Transfers into Level 3	0.0	0.0	0.0	0.0
Transfers out of Level 3	0.0	0.0	0.0	0.0
Total gains or losses (realized/unrealized):
Included in net loss	0.0	20.5	0.0	20.5
Included in other comprehensive income	0.0	(15.5)	0.0	(15.5)
Purchases, issuances, sales, and settlements
Purchases	0.0	0.0	9.0	9.0
Issuances	0.0	0.0	0.0	0.0
Sales	0.0	(23.6)	0.0	(23.6)
Settlements	0.0	0.0	0.0	0.0

Ending balance, December 31, 2011	$0.7	$2.4	$9.0	$12.1

Amount of total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2011	$0.0	$0.0	$0.0	$0.0

The equity securities activity during 2011 was primarily related to the sale of one security.

At December 31, 2012 and 2011, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis.

3. Reinsurance

We reinsure certain risks with other insurance companies. Such arrangements serve to limit our maximum loss on catastrophes and large or unusually hazardous risks. We are liable for reinsurance ceded in the event our reinsurers do not meet their obligations. Thus, a credit exposure exists with respect to reinsurance ceded to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. Our allowance for uncollectible reinsurance balances receivable on paid losses and incurred claims was $4.4 million and $7.8 million as of December 31, 2012 and 2011, respectively. Under certain reinsurance agreements, collateral and letters of credit (“collateral”) are held to secure performance of reinsurers in meeting their obligations. The amount of such collateral was $262.6 million and $283.3 million at December 31, 2012 and 2011, respectively. The collateral we hold does not apply to our entire outstanding reinsurance recoverable. Rather, collateral is provided on an individual contract basis as appropriate. For each individual reinsurer, the collateral held may exceed or fall below the total outstanding recoverable from that individual reinsurer.

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

Estimated losses recoverable from reinsurers and the ceded portion of unearned premiums are reported as assets in the Consolidated Balance Sheets. Included in reinsurance recoverables are paid loss recoverables of $208.3 million and $189.7 million as of December 31, 2012 and 2011, respectively. Premiums earned and losses and loss adjustment expenses are reported net of reinsurance in the Consolidated Statements of Income (Loss).

Losses and loss adjustment expenses of $747.6 million, $863.1 million and $777.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, are net of amounts ceded to reinsurers of $223.6 million, $290.0 million and $239.8 million, respectively.

We are required to accept certain assigned risks and other legally mandated reinsurance obligations. Prior to the mid-1980s, we assumed various forms of casualty reinsurance for which we continue to maintain reserves for losses and loss adjustment expenses (see Note 16, “Run-off Lines”). For such assumed reinsurance transactions, we engage in various monitoring steps that are common with assumed reinsurance such as ongoing claims reviews. We currently assume property related reinsurance primarily through our subsidiary, Argo Re (see Note 15, “Segment Information”).

Premiums for the years ended December 31 were as follows:

(in millions)	2012	2011	2010
Direct written premiums	$1,428.6	$1,261.3	$1,283.2
Reinsurance ceded to other companies	(501.2)	(473.0)	(431.4)
Reinsurance assumed from other companies	317.1	283.5	243.9

Net written premiums	$1,244.5	$1,071.8	$1,095.7

Direct earned premiums	$1,372.2	$1,267.6	$1,424.9
Reinsurance ceded to other companies	(487.0)	(457.5)	(465.0)
Reinsurance assumed from other companies	301.3	271.9	251.7

Net earned premiums	$1,186.5	$1,082.0	$1,211.6

Percentage of reinsurance assumed to net earned premiums	25.4%	25.1%	20.8%

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

We also have operations in Belgium, Switzerland, Brazil, France, Malta, Spain and Ireland, which also are subject to income taxes imposed by the jurisdiction in which they operate. We have operations in the United Arab Emirates, which are not subject to income tax under the laws of that country.

Our income tax provision includes the following components for the years ended December 31:

(in millions)	2012	2011	2010
Current tax provision	$9.4	$9.8	$39.0
Deferred tax provision (benefit) related to:
Future tax deductions	2.9	9.4	(2.8)
Valuation allowance change	2.1	0.8	(1.0)

Income tax provision	$14.4	$20.0	$35.2

Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the years ended December 31, 2012, 2011 and 2010, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

	2012		2011		2010
	Pre-tax	Effective Tax	Pre-tax	Effective Tax	Pre-tax	Effective Tax
(in millions)	income (loss)	Rate	income (loss)	Rate	income (loss)	Rate
Bermuda	$10.0	0.0%	$(129.8)	0.0%	$6.2	0.0%
United States	52.0	21.3%	99.6	28.4%	125.3	29.9%
United Kingdom	14.0	24.4%	(27.3)	29.5%	(9.4)	38.9%
Belgium	(0.1)	98.4%	0.3	20.7%	0.2	49.2%
Brazil	(6.5)	0.0%	(4.1)	0.0%	(0.3)	0.0%
Dubai	0.0 (1)	0.0%	0.1	0.0%	n/a	n/a
Ireland	(0.2)	0.0%	(0.3)	0.0%	(0.1)	5.0	%(2)
Malta	(2.6)	0.0%	(0.4)	0.0%	n/a	n/a
Switzerland	0.1	22.8%	0.0 (1)	37.3%	0.0 (1)	22.7%

Pre-tax income (loss)	$66.7		$(61.9)		$121.9

(1)	Pre-tax income for the respective year was less than $0.1 million.
(2)	Effective tax rate of 5 percent on intercompany dividends of $26.3 million for the year ended December 31, 2010. Dividends eliminated in consolidation.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

(in millions)	2012	2011	2010
Income tax provision at expected rate	$18.5	$26.0	$42.6
Tax effect of:
Tax-exempt interest	(5.6)	(5.8)	(6.1)
Dividends received deduction	(2.2)	(1.6)	(1.4)
Valuation allowance change	2.1	0.8	(1.0)
Other permanent adjustments, net	1.8	0.3	0.9
Adjustment for prior year tax return	0.2	1.6	1.2
United States state tax benefit	(0.3)	(0.3)	0.0
Other foreign adjustments	0.0	0.1	0.2
Prior year foreign taxes recovered	0.0	(0.6)	(0.7)
Rate adjustment on loss carrybacks	0.0	(0.4)	0.0
Deferred tax rate reduction	(0.6)	(0.4)	(0.1)
Foreign exchange adjustments	0.5	0.3	(0.4)

Income tax provision	$14.4	$20.0	$35.2

Income tax provision (benefit) - Foreign	$3.3	$(8.0)	$(2.2)
Income tax provision - United States Federal	11.5	28.5	37.3
Income tax (benefit) provision - United States State	(0.4)	(0.5)	0.1

Income tax provision	$14.4	$20.0	$35.2

The consolidated provision for income taxes for the year ended December 31, 2012 was affected by a $0.2 million increase for additional taxes reported on the prior year tax return, a $0.6 million reduction for the change in the United Kingdom deferred tax rate and a $0.5 million increase for the foreign exchange adjustment on the translation from Sterling to the U.S. Dollar within Argo International.

Deferred taxes arise from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. The net deferred tax liability as of December 31, 2012, 2011 and 2010 resulted from the tax-effected temporary differences shown in the following table. Due primarily to changes in unrealized gains on available-for-sale investment securities, the net deferred tax liability increased by $25.3 million, $16.1 million and $19.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(in millions)	2012	2011	2010
Deferred tax assets:
Unrealized losses on fixed maturities and other investment securities	$0.4	$0.0	$0.4
Losses and loss adjustment expense reserve discounting	33.1	40.1	41.9
Unearned premiums	23.3	22.6	23.8
Capital loss carryforward	30.7	31.7	32.7
Allowance for bad debt	1.3	2.9	6.3
Accrual for contingent commissions	0.6	1.3	0.7
Net operating loss carryforward	19.8	19.7	19.7
Impairment of investment values	9.7	8.7	11.5
United States amortization of intangible assets	3.3	3.8	1.3
Accrued bonus	3.1	0.3	1.0
Accrued vacation	2.1	2.1	1.9
Stock option expense	4.4	4.2	4.4
United Kingdom interest	0.9	1.0	1.0
United Kingdom underwriting profits	0.0	0.0	0.5
Brazil operating losses	3.9	1.8	0.1
Malta operating losses	1.0	0.1	0.0
Other	5.2	2.9	5.5

Deferred tax assets, gross	142.8	143.2	152.7

Deferred tax liabilities:
Unrealized gains on equity securities	(51.2)	(39.8)	(31.4)
Unrealized gains on fixed maturities and other investment securities	(47.5)	(38.1)	(40.8)
Deferred acquisition costs	(19.1)	(19.1)	(20.1)
United States amortization of intangible assets	(3.2)	(3.0)	0.0
United Kingdom underwriting losses	(3.8)	(1.6)	0.0
United Kingdom amortization of intangible assets	(3.8)	(4.8)	(5.9)
Brussels pension	(0.2)	0.0	0.0
United States state tax	(0.3)	(0.5)	(0.6)
Other	(5.0)	(4.4)	(6.7)

Deferred tax liabilities, gross	(134.1)	(111.3)	(105.5)

Deferred tax assets, net before valuation allowance	8.7	31.9	47.2
Valuation allowance	(52.5)	(50.4)	(49.6)

Deferred tax liabilities, net	$(43.8)	$(18.5)	$(2.4)

Net deferred tax liabilities - Foreign	$(7.0)	$(5.0)	$(4.0)
Net deferred tax (liabilities) assets - United States	(36.8)	(13.5)	1.6

Deferred tax liabilities, net	$(43.8)	$(18.5)	$(2.4)

Our net deferred tax assets (liabilities) are supported by taxes paid in previous periods, the reversal of the taxable temporary differences and the recognition of future income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, which is generally two years for net operating losses and three years for capital losses for our operations in the United States. At December 31, 2012, we had a total net deferred tax asset of $8.7 million prior to any valuation allowance. Management has concluded that a valuation allowance is required for a portion of the tax effected net capital loss carryforward of $30.7 million generated from the sale of PXRE Reinsurance Company, and a full valuation allowance is required for the tax effected net operating loss carryforward of $18.7 million from PXRE Corporation and for the tax effected net operating loss carryforward of $1.0 million from ARIS. The capital loss carryforward generated from the sale of PXRE Reinsurance Company will expire if not utilized by December 31, 2013. Of the PXRE Corporation loss carryforwards, $17.2 million will expire if not utilized by December 31, 2025 and $1.5 million will expire if not utilized by December 31, 2027.

The valuation allowances have been established as Internal Revenue Code Section 382 limits the application of net operating loss and net capital loss carryforwards following an ownership change. Accordingly, a valuation allowance of $52.5 million is required as of December 31, 2012. The loss carryforwards available per year are $2.8 million as required by Internal Revenue Code Section 382. During the year ended December 31, 2012, the valuation allowance was reduced by $1.0 million pertaining to the use of the PXRE and ARIS loss carryforwards, was increased by $0.9 million pertaining to the Malta operations and was increased by $2.2 million pertaining to the Brazil operations.

We had no material unrecognized tax benefits as of December 31, 2012, 2011 and 2010. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2009. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2009.

5. Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”) for the years ended December 31, 2012, 2011 and 2010, respectively.

(in millions)	2012	2011	2010
Net reserves beginning of the year	$2,336.7	$2,253.0	$2,213.2
Add:
Net reserves from assumed retroactive insurance contract (1)	13.0	0.0	0.0
Net reserves from acquired company	0.0	0.0	0.1
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	780.5	866.5	820.6
Prior accident years	(32.9)	(3.4)	(43.1)

Losses and LAE incurred during calendar year, net of reinsurance	747.6	863.1	777.5

Deduct:
Net reserves ceded - whole account quota share reinsurance transaction (2)	192.2	0.0	0.0
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	217.7	234.7	199.4
Prior accident years	578.8	577.9	578.0

Losses and LAE payments made during current calendar year, net of reinsurance:	796.5	812.6	777.4

Change in participation interest (3)	(3.1)	31.2	44.6
Foreign exchange adjustments	5.4	2.0	(5.0)

Net reserves - end of year	2,110.9	2,336.7	2,253.0
Add:
Reinsurance recoverables on unpaid losses and LAE, end of year	1,112.6	954.4	899.2

Gross reserves - end of year	$3,223.5	$3,291.1	$3,152.2

(1)	Amount represents reserves assumed resulting from participation in Brazilian Motor Third-Party Liability Insurance Pool effective January 1, 2012.
(2)	Amount represents reserves ceded resulting from a whole account quota share reinsurance transaction of 2009 and prior year of account reserves of the syndicate effective December 2012.
(3)	Amount represents (decrease) increase in reserves due to change in syndicate participation.

On December 31, 2012, Syndicate 1200 entered into a retroactive whole account unlimited ground up quota share contract covering the 2009 and prior years of account. The counterparty was another syndicate within the Lloyd’s market. As a result of this transaction, reserves for losses and LAE are net of $192.2 million ceded under this quota share agreement. Additionally, included in reinsurance recoverables on unpaid losses and LAE is $60.1 million in recoverables due the trade capital providers as a result of this quota share agreement.

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

Net favorable loss development recognized in 2012 for prior accident years was a $32.9 million reduction to losses and LAE. The Excess and Surplus Lines segment had favorable loss development of $48.0 million primarily driven by $39.2 million of favorable development in the general and products liability lines of business, $1.9 million of favorable development in the automobile liability lines of business and $5.5 million of favorable development related to unallocated loss adjustment reserves. The Commercial Specialty segment had net unfavorable loss development of $22.2 million driven by $31.5 million of unfavorable development in general liability due to increases in claim severity, $5.5 million of unfavorable development in the automobile liability lines of business, partially offset by $10.1 million of favorable development in workers compensation, $2.7 million of favorable development due to a reduction in ceded reinsurance bad debt reserves and $2.0 million of favorable development in short-tail lines. The International Specialty segment had net favorable loss development of $7.2 million driven by $7.4 million of favorable development attributable to short-tail non-catastrophe losses, $0.3 million of favorable development in long-tail professional liability, $0.3 million of favorable development related to short-tail catastrophe losses due to the 2008 hurricanes, partially offset by $0.8 million of unfavorable development related to short-tail catastrophe losses due to the 2010 and 2011 catastrophe events. The Syndicate 1200 segment had net favorable loss development of $9.7 million primarily driven by favorable development in the property facultative, North American binder and Directors and Officers classes of business, partially offset by unfavorable development in the general liability property class of business. The Run-off Lines segment had net unfavorable development of $9.8 million primarily due to $9.1 million of unfavorable development in asbestos driven by increasing defense costs in the primary book and increasing settlement costs in the assumed book, partially offset by favorable development in workers compensation and run-off reinsurance claims.

Net favorable loss development recognized in 2011 for prior accident years was a $3.4 million reduction to losses and LAE. The Excess and Surplus Lines segment had net favorable loss development of $33.8 million primarily due to $30.2 million of favorable development in the general and products liability lines of business resulting from better than expected claim severity, and favorable development in the automobile liability, professional liability and property lines of business. The Commercial Specialty segment had net unfavorable loss development of $8.4 million primarily driven by $16.3 million of unfavorable development in general liability due to increases in claim severity and $2.0 million of unfavorable development in short-tail lines, partially offset by $5.9 million of favorable development in workers compensation and $3.7 million of favorable development in an assumed Directors and Officers program. The International Specialty segment had net favorable loss development of $4.6 million comprised of $7.0 million of favorable development driven by short-tail non-catastrophe losses, $1.0 million of favorable development related to Hurricanes Ike and Gustav, and $0.5 million of favorable development attributable to other assumed programs, partially offset by $1.4 million of unfavorable development related to the 2010 New Zealand earthquake and $2.5 million of unfavorable development in long-tail lines primarily due to the 2010 Deepwater Horizon incident. The Syndicate 1200 segment had net unfavorable loss development of $18.7 million primarily driven by a reduction in the estimate of future reinsurance recoveries of $14.5 million in the professional indemnity, Directors and Officers, general liability, property facultative and financial institutions classes of business and unfavorable development related to the medical malpractice and discontinued liability lines of business where the claims experience was worse than expected. The Run-off Lines segment had net unfavorable development of $7.9 million primarily due to $4.6 million of unfavorable development on run-off reinsurance claims primarily related to Hurricanes Katrina, Rita and Wilma, $11.7 million of unfavorable development in asbestos and environmental lines, and unfavorable development related to the unwinding of the workers compensation reserve discount. The Run-off Lines unfavorable development was partially offset by the collection of a contribution settlement from another insurer for a California workers compensation indemnity claim, and favorable development in other lines. The asbestos and environmental unfavorable development is primarily attributable to $8.2 million for asbestos losses driven by increasing severities, defense costs and the settlement of a disputed reinsurance recoverable matter, and $3.5 million for environmental losses driven by one significant enviromental loss.

Net favorable loss development recognized in 2010 for prior accident years was a $43.1 million reduction to losses and LAE. The Excess and Surplus Lines segment had favorable loss development of $19.0 million driven by $16.1 million of favorable development related to casualty and professional liability lines of business, $0.8 million of favorable development related to property lines of business and $2.1 million related to unallocated loss adjustment reserves. The Commercial Specialty segment had net favorable loss development of $9.8 million primarily driven by $5.6 million of favorable development in the workers compensation lines of business and $4.4 million of favorable development in an assumed Directors and Officers program. The International Specialty segment had favorable loss development of $16.8 million comprised of $14.5 million of favorable development attributable to short-tail non-catastrophe losses, $1.1 million of favorable development attributable to Hurricanes Ike and Gustav, and $1.2 million of favorable development related to other assumed programs. The Syndicate 1200 segment had net unfavorable loss development of $4.4 million related to $14.2 million of unfavorable development in the liability lines of business and $9.8 million of favorable development in the property lines of business. The Run-off Lines segment had net favorable development of $1.9 million due to $8.0 million of favorable development related to risk management run-off reserves, $2.6 million of favorable development on run-off reinsurance claims, $0.8 million of favorable development related to unallocated loss adjustment reserves, partially offset by $9.5 million of unfavorable development in asbestos and environmental lines.

In the opinion of management, our reserves represent the best estimate of our ultimate liabilities, based on currently known facts, current law, current technology and assumptions considered reasonable where facts are not known. Due to the significant uncertainties and related management judgments, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Pension-type reserves (tabular reserves) are indemnity reserves that are calculated using discounts determined with reference to actuarial tables, which incorporate interest and contingencies such as mortality, remarriage, inflation, or recovery from disability applied to a reasonably determinable payment stream. We discounted certain workers compensation pension-type reserves using a maximum interest rate of 3.5% in 2012, 2011 and 2010. The amount of unamortized discount was $20.8 million, $22.0 million and $22.9 million at December 31, 2012, 2011 and 2010, respectively.

6. Derivative Instruments

Through our subsidiary Argo Re, in 2011 we entered into two reinsurance contracts with a special purpose reinsurance company that provide us with protection against certain severe catastrophe events and the occurrence of multiple significant catastrophe events during the same year. The first contract was effective June 18, 2011 and provides coverage of $100 million for hurricanes and earthquakes in the U.S., windstorms in Europe, and earthquakes in Japan based on the occurrence of second and subsequent events on a per-occurrence basis over an 18-month coverage period. Each event has an activation level, which, if attained, puts the notes on risk for a subsequent event. Once the coverage has been activated, a second loss during the Coverage Period in excess of the loss trigger level results in a loss to the note holders. The second contract entered into on December 28, 2011 and effective January 1, 2012, provides coverage of $100 million for hurricanes and earthquakes (including fire) in the U.S. and covers losses for the first and subsequent events on a per-occurrence basis over a 24-month coverage period. Both of these transactions ignore the effects of inuring reinsurance, creating the remote possibility of a double recovery on covered events, and are therefore deemed to be derivatives.

We recorded these contracts at fair value, and such fair value is included in “Other assets” in our Consolidated Balance Sheets with any changes in the value reflected in “Other reinsurance-related expenses” in the Consolidated Statements of Income (Loss). As there is no quoted fair value available for these derivatives, the fair value was estimated by management taking into account changes in the market for catastrophe bond reinsurance contracts with similar economic characteristics and potential recoveries from events preceding the valuation date. The amount recognized could be materially different from the actual recoveries received under this contract. Included in “Other reinsurance-related expenses” for the years ended December 31, 2012 and 2011 were $27.3 million and $5.9 million. The expense in each respective period was due to the change in the fair value of the derivative(s), principally due to the passage of the transaction’s risk coverage term. Included in “Other assets” in our Consolidated Balance Sheets were $6.9 million and $9.0 million, which represent the fair value of these contracts at December 31, 2012 and 2011, respectively.

The special purpose reinsurance company that is the counterparty to this transaction is a variable interest entity under the provisions of ASC Topic 810-10. Argo Group is not the primary beneficiary of this entity and is therefore not required to consolidate it in its consolidated financial statements.

7. Senior Unsecured Fixed Rate Notes

In September 2012, through our wholly owned subsidiary Argo Group US, we issued $143,750,000 aggregate principal amount of Argo Group US’s 6.5% Senior Notes due September 15, 2042 (the “Notes”). The Notes bear interest at 6.5%, payable quarterly in cash in arrears on the 15th day of March, June, September and December of each year, beginning on December 15, 2012. The Notes are unsecured and unsubordinated obligations of Argo Group US and rank equally in right of payment with all of Argo Group US’s other unsecured and unsubordinated debt. The Notes are guaranteed on a full and unconditional senior unsecured basis by Argo Group. The Notes may be redeemed, for cash, in whole or in part, on or after September 15, 2017, at Argo Group US’s option, at any time and from time to time, prior to maturity at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date.

The proceeds, net of issuance costs, from the sale of the Notes were $138.7 million and were used to repay $118.6 million of principal related to two of our trust preferred securities, with the remainder used for general corporate purposes.

8. Junior Subordinated Debentures

Through a series of trusts, that are wholly-owned subsidiaries (non-consolidated), we issued debt. The debentures are variable with the rate being reset quarterly and subject to certain interest rate ceilings. Interest payments are payable quarterly. The debentures are all unsecured and are subordinated to other indebtedness. All are redeemable subject to certain terms and conditions at a price equal to 100% of the principal plus accrued and unpaid interest.

On October 1, 2012, we gave notice of redemption to the trustee of our 8.85% PXRE Capital Trust I $103,093,000 Junior Subordinated Debt Securities (“Capital Trust I”). Capital Trust I was redeemed on November 13, 2012 at a redemption price equal to 102.090% of its principal amount, plus accrued and unpaid interest through the date of redemption. Additionally, on October 8, 2012, we gave notice of redemption to the trustee of our 9.75% PXRE Capital Trust III $15,464,000 Junior Subordinated Debt Securities (“Capital Trust III”). Capital Trust III was redeemed on November 23, 2012 at a redemption price equal to 100.975% of its principal amount, plus accrued and unpaid interest through the date of redemption. Interest on Capital Trust I and Capital Trust III ceased to accrue on and after the redemption dates. Subsequent to redemption, we received $3.1 million and $0.5 million for our ownership in Capital Trust I and Capital Trust III, respectively. Redemption of Capital Trust I and Capital Trust III resulted in a call premium of $2.1 million and $0.1 million, respectively, shown in “Debt extinguishment costs” in the Consolidated Statement of Income for the year ended December 31, 2012. Capital Trust I had an unamortized discount of $0.4 million that was written off to “Interest expense” in the Consolidated Statement of Income for the year ended December 31, 2012.

A summary of our outstanding junior subordinated debentures at December 31, 2012 is presented below:

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Redeemable	Rate Structure	Interest Rate at December 31, 2012	Amount
Argo Group
05/15/2003	PXRE Capital Statutory Trust II	05/15/2033	05/15/2008	3M LIBOR + 4.10%	4.41%	$18.1
10/29/2003	PXRE Capital Trust V	10/29/2033	10/29/2008	3M LIBOR + 3.85%	4.16%	20.6
11/06/2003	PXRE Capital Trust VI	09/30/2033	09/30/2008	3M LIBOR + 3.90%	4.21%	10.3
Argo Group US
05/15/2003	Argonaut Group Statutory Trust I	05/15/2033	05/15/2008	3M LIBOR + 4.10%	4.41%	15.5
12/16/2003	Argonaut Group Statutory Trust III	01/08/2034	01/08/2009	3M LIBOR + 4.10%	4.44%	12.3
04/29/2004	Argonaut Group Statutory Trust IV	04/29/2034	04/29/2009	3M LIBOR + 3.85%	4.16%	13.4
05/26/2004	Argonaut Group Statutory Trust V	05/24/2034	05/24/2009	3M LIBOR + 3.85%	4.16%	12.3
05/12/2004	Argonaut Group Statutory Trust VI	05/12/2034	06/01/2009	3M LIBOR + 3.80%	4.11%	13.4
09/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	09/17/2009	3M LIBOR + 3.60%	3.91%	15.5
09/22/2004	Argonaut Group Statutory Trust VIII	09/22/2034	09/22/2009	3M LIBOR + 3.55%	3.86%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	12/15/2009	3M LIBOR + 3.60%	3.91%	15.5
09/15/2005	Argonaut Group Statutory Trust X	09/15/2035	09/15/2010	3M LIBOR + 3.40%	3.71%	30.9

	Total Outstanding					$193.3

9. Other Indebtedness

Floating Rate Loan Stock

This debt was assumed through the acquisition of Argo International. These notes are unsecured. All are redeemable subject to certain terms and conditions at a price up to 100% of the principal plus accrued and unpaid interest. Interest on the U.S. Dollar and Euro notes is due semiannually and quarterly, respectively. A summary of the notes outstanding at December 31, 2012 is presented below:

(in millions)
Issue Date	Currency	Maturity	Redeemable	Rate Structure	Interest Rate at December 31, 2012	Amount
12/08/2004	U.S. Dollar	11/15/2034	12/08/2009	6 month LIBOR + 4.2%	4.93%	$6.5
09/06/2005	Euro	08/22/2035	09/06/2010	3 month LIBOR + 4.0%	4.19%	15.5
10/31/2006	U.S. Dollar	01/15/2036	01/15/2011	6 month LIBOR + 4.0%	4.73%	10.0
10/31/2006	Euro	11/22/2036	10/31/2011	3 month LIBOR + 4.0%	4.19%	13.6
06/08/2007	Euro	09/15/2037	06/08/2012	3 month LIBOR + 3.9%	4.08%	17.4

						$63.0

At December 31, 2011, the floating rate loan stock was $64.7 million. No principal payments have been made since the acquisition of Argo International. The $46.5 million floating rate loan stock denominated in Euros fluctuates due to foreign currency translation. The foreign currency translation adjustment is recorded in the Consolidated Statements of Income (Loss).

Borrowing Under Revolving Credit Facility

On April 30, 2010, each of Argo Group, Argo Group US, Argo International Holdings, Ltd., and Argo International (the “Borrowers”) entered into a $150.0 million Credit Agreement (“Credit Agreement”) with a syndicate of commercial banks. On July 22, 2011, the Borrowers entered into Amendment No. 2 to the Credit Agreement, which increased the revolving credit facility under the Credit Agreement from $150.0 million to $170.0 million, extended the maturity date from April 30, 2013 to April 30, 2014, and modified certain other terms. Borrowings under the Credit Agreement may be used for general corporate purposes, including working capital and permitted acquisitions, and each of the Borrowers has agreed to be jointly and severally liable for the obligations of the other Borrowers under the Credit Agreement. At December 31, 2012 and 2011, we had no borrowings outstanding under the Credit Agreement.

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

Included in the Credit Agreement is a provision that allows up to $15.0 million of the revolving credit facility to be used for letters of credit (“LOCs”), subject to availability under the line. At December 31, 2012, we had $0.8 million in LOCs against the credit facility.

Other Debt

As part of the ARIS acquisition, at December 31, 2012 and 2011, we have a note payable for $0.8 million, of which $0.2 million is on a recourse basis. The note has a variable interest rate of 2.00% above 30-day LIBOR, with the variable interest rate being reset quarterly and subject to certain interest rate ceilings. The interest rate at December 31, 2012 was 2.21%. Interest payments are payable quarterly. The note payable matures on December 16, 2013. The note contains customary events of default. No defaults or events of defaults have occurred as of this filing.

10. Shareholders’ Equity

On February 15, 2012, May 8, 2012, August 7, 2012 and November 6, 2012, our Board of Directors declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. On March 15, 2012, June 15, 2012, September 18, 2012 and December 17, 2012, we paid $3.2 million, $3.1 million, $3.0 million and $3.0 million to our shareholders of record on March 1, 2012, June 1, 2012, September 4, 2012 and December 3, 2012, respectively.

On February 18, 2011, May 3, 2011, August 5, 2011 and November 8, 2011, our Board of Directors declared a quarterly cash dividend in the amount of $0.12 on each share of common stock outstanding. On March 15, 2011, June 15, 2011, September 15, 2011 and December 15, 2011, we paid $3.3 million, $3.3 million, $3.3 million and $3.2 million to our shareholders of record on March 1, 2011, June 1, 2011, September 1, 2011 and December 1, 2011, respectively.

We are authorized to issue 30 million shares of $1.00 par value preferred shares. As of December 31, 2012, no preferred shares were issued and outstanding.

On February 18, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2011 Repurchase Authorization”). The 2011 Repurchase Authorization supersedes the November 13, 2007 repurchase authorization, which also had authorized the repurchase of up to $150.0 million of our common shares. Since the inception of the repurchase authorizations through January 17, 2013, the last trading day of the Rule 10b5-1 repurchase plan that was initiated on December 14, 2012, we have repurchased 6,631,093 shares of our common stock at an average price of $31.90 for a total cost of $211.5 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of January 17, 2013, availability under the 2011 Repurchase Authorization for future repurchases of our common shares was $64.9 million.

From January 1, 2012 through January 17, 2013, we have repurchased 1,659,788 shares of our common stock for a total cost of $50.6 million. A summary of activity from January 1, 2012 through January 17, 2013 follows.

For the three months ended December 31, 2012, we repurchased 93,741 common shares on the open market for $3.1 million. For the twelve months ended December 31, 2012, we repurchased 385,308 common shares on the open market for $11.7 million.

In 2012, we repurchased shares under Securities Exchange Act of 1934 Rule 10b5-1 trading plans as follows:

Date Trading	2012	Number of	Average Price of	Total Cost	Repurchase
Plan Initiated	Purchase Period	Shares Repurchased	Shares Repurchased	(in millions)	Authorization Year
12/14/2011	01/01/12-02/16/12 (1)	184,311	$29.13	$5.4	2011
03/14/2012	03/16/12-05/10/12	468,944	$29.32	$13.8	2011
06/14/2012	06/18/12-08/09/12	332,082	$29.63	$9.8	2011
12/14/2012	12/18/12-01/17/13 (2)	289,143	$34.58	$9.9	2011

(1)

The above table only reflects the 2012 activity under this Rule 10b5-1 trading plan. In 2011, 73,018 shares were repurchased under this Rule 10b5-1 trading plan for a total cost of $2.1 million. Total shares repurchased in 2011 and 2012 under this Rule 10b5-1 trading plan are 257,329 shares at an average price of $29.06 for a total cost of $7.5 million.

(2)	Through December 31, 2012, 117,663 shares were repurchased at an average price of $33.38 for a total cost of $3.9 million.

At December 31, 2012, we had the following authorized, unissued common shares reserved for future issuance:

Reserve Name	Shares Reserved
2007 Long-Term Incentive Plan	4,009,858
2007 Employee Share Purchase Plan	515,841
Historical stock compensation plans	223,399

Total	4,749,098

Shares reserved under the historical plans represent all grants issued and outstanding under terminated plans as of December 31, 2012. (See Note 14, “Share-based Compensation” for further discussion.)

11. Net Income (Loss) Per Common Share

The following table presents the calculation of net income (loss) per common share on a basic and diluted basis for the years ended December 31, 2012, 2011 and 2010:

(in millions, except number of shares and per share amounts)	2012	2011	2010
Net income (loss)	$52.3	$(81.9)	$86.7
Weighted average common shares outstanding - basic	25,539,991	27,169,132	29,566,004
Effect of dilutive securities
Equity compensation awards	504,764	0	369,968

Weighted average common shares outstanding - diluted	26,044,755	27,169,132	29,935,972

Net income (loss) per common share - basic	$2.05	$(3.02)	$2.93

Net income (loss) per common share - diluted	$2.01	$(3.02)	$2.90

Excluded from the weighted average common shares outstanding calculation at December 31, 2012, 2011 and 2010 are 6,459,613 shares, 4,971,305 shares and 3,363,560 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date. In 2012, equity compensation awards to purchase 550,632 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2013 through 2019. In 2011, equity compensation awards to purchase 1,920,151 shares of common stock were excluded from the computation of diluted net loss per common share because the net loss caused their effect to be anti-dilutive. These instruments expire at varying times from 2012 through 2018. In 2010, equity compensation awards to purchase 386,297 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2011 through 2017.

12. Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the years ended December 31, 2012, 2011 and 2010 were as follows:

(in millions)	2012	2011	2010
Commissions	$198.2	$183.2	$197.7
General expenses	248.0	210.1	213.6
Premium taxes, boards and bureaus	22.8	24.7	24.2

	469.0	418.0	435.5
Net (deferral) amortization of policy acquisition costs	(4.5)	7.7	30.5

Total underwriting, acquisition and insurance expenses	$464.5	$425.7	$466.0

Underwriting, acquisition and insurance expenses increased for the year ended December 31, 2012 due primarily to an increase in the participation percentage of the Lloyd’s Syndicate 1200 and $19.1 million of expenses associated with our start up operations primarily in Brazil.

Included in general expenses for the year ended December 31, 2011 is $2.4 million of bad debt expense, net of recoveries related to the write off of $3.4 million in uncollectible balances offset by a net decrease of $1.0 million in the allowances for doubtful accounts for premiums receivable and reinsurance recoverables on paid losses

Included in general expenses for the year ended December 31, 2010 is $6.0 million in bad debt expense primarily due to management increasing the allowance for reinsurance recoverable balances in the first and third quarter of 2010.

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

(in millions)	2012	2011
Change in plan assets
Fair value of plan assets at beginning of year	$19.7	$21.5
Actual return on plan assets	2.0	0.2
Employer contributions	0.2	0.2
Settlements and benefits paid	(1.8)	(2.2)

Fair value of plan assets at end of year	$20.1	$19.7

(in millions)	2012	2011
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$22.7	$22.3
Interest cost	1.0	1.0
Actuarial loss	2.7	1.6
Settlements	0.0	(0.9)
Benefits paid	(1.8)	(1.3)

Projected benefit obligation at end of year	$24.6	$22.7

As of December 31, 2012 and 2011, the qualified pension plan was underfunded by $2.2 million and $0.8 million, respectively, and the non-qualified pension plans were unfunded by $2.3 million and $2.2 million, respectively. Underfunded and unfunded amounts are included in “Other liabilities” in the Consolidated Balance Sheets.

Assumptions used to determine benefit obligations at December 31 were as follows:

	2012	2011
Weighted average discount rate	3.63%	4.50%
Expected rate of increase in future compensation levels	n/a	n/a

Assumptions used to determine net periodic benefit cost for the years ended December 31:

	2012	2011	2010
Weighted average discount rate	4.50%	4.98%	5.11%
Expected return on plan assets	6.00%	6.00%	5.44%
Expected rate of increase in future compensation levels	n/a	n/a	n/a

In 2012, 2011 and 2010, the expected return on plan assets was ascertained using multiple factors that include market conditions, the duration of the fixed maturity portion of the portfolio, and the long-term return forecasts provided by several asset management companies.

Components of net periodic benefit cost for the years ended December 31 were as follows:

(in millions)	2012	2011	2010
Interest cost	$1.0	$1.0	$1.2
Expected return on plan assets	(1.1)	(1.2)	(1.1)
Settlement charge	0.0	0.2	0.4
Amortization of actuarial loss	0.3	0.2	0.2

Net periodic benefit cost	$0.2	$0.2	$0.7

We estimate that $0.3 million of unrecognized actuarial loss will be amortized from accumulated other comprehensive gain into net periodic benefit cost during 2013.

The projected benefit obligation for the non-qualified unfunded supplemental defined benefit plans, with accumulated benefit obligations in excess of plan assets, was $2.3 million and $2.2 million as of December 31, 2012 and 2011, respectively. The fair value of plan assets for these plans was zero for these same periods. The accumulated benefit obligation for all defined benefit plans is equal to the projected benefit obligation for each of the years presented.

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

The investment policy for the qualified plan contains asset allocation guidelines with target allocations that remain effective until such time as the investment policy is revised. At December 31, 2012, the target allocations were 65% fixed maturity investments, highly liquid fixed maturity investments, and cash and 35% equity investments. The target asset allocation percentages were selected based on risk diversification needs, expected distribution patterns, and asset manager recommendations. The actual asset allocation as of December 31, 2012 was 73.2% fixed maturity investments, highly liquid fixed maturity investments and cash and 26.8% equity investments, of which 20.3% and 6.5% were allocated between U.S. and international equities, respectively. These allocations were in compliance with the investment policy that allows the investment manager based on its judgment and market conditions to deviate from the target allocations.

Following is a description of the valuation techniques used to measure the plan’s assets at fair value.

Mutual funds: Fair value is determined using observable, market-based inputs on the valuation date.

Fixed maturities: Fair value was determined based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Fair value was determined based on the asset values provided by the plan trustee. The pricing was obtained from third party pricing services, brokers, and/or investment managers. Various sources were monitored to provide consistent qualitative as well as quantitative valuation. The plan held no fixed maturity securities at December 31, 2012.

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

The fair values of the plan assets at December 31, 2012 and 2011 by asset category are as follows:

		Fair Value Measurements
(in millions)		at Reporting Date Using
	December 31, 2012	Level 1 (a)	Level 2 (b)	Level 3 (c)
Equity Securities:
Mutual Funds:
Large cap U.S. equity	$2.6	$2.6	$0.0	$0.0
Small-mid cap U.S. equity	1.0	1.0	0.0	0.0
International equity	1.3	1.3	0.0	0.0
Real estate	0.5	0.5	0.0	0.0
Convertible bonds and equities	0.1	0.1	0.0	0.0
U.S. & global government & corporate fixed maturity	13.9	13.9	0.0	0.0
Cash & short-term investments:
Short-term investment fund (1)	0.7	0.0	0.7	0.0

Total	$20.1	$19.4	$0.7	$0.0

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

(1)	Assets invested in one common collective trust composed of high-grade money market money instruments with short maturities.

		Fair Value Measurements
(in millions)		at Reporting Date Using
	December 31, 2011	Level 1 (a)	Level 2 (b)	Level 3 (c)
Equity Securities:
Mutual Funds:
Large cap U.S. equity	$2.5	$2.5	$0.0	$0.0
Small-mid cap U.S. equity	0.8	0.8	0.0	0.0
International equity	1.1	1.1	0.0	0.0
Real estate	0.4	0.4	0.0	0.0
Convertible bonds and equities	0.9	0.9	0.0	0.0
U.S. & global government & corporate fixed maturity	12.9	12.9	0.0	0.0
Fixed Maturities:
Corporate bonds (1)	0.4	0.0	0.4	0.0
Asset Backed Securities (2)	0.3	0.0	0.3	0.0
Cash & short-term investments:
Short-term investment fund (3)	0.3	0.0	0.3	0.0
Money Market Mutual Fund (4)	0.1	0.0	0.1	0.0

Total	$19.7	$18.6	$1.1	$0.0

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

(1)	Assets invested in two corporate bonds that mature in 2015 and 2020.
(2)	Assets invested in two asset backed securities. One will mature in 2013 and the other will mature in 2016.
(3)	Assets invested in one common collective trust composed of high-grade money market money instruments with short maturities.
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

Based on the current funding status of the pension plan, the effects of the curtailment, and expected changes in pension plan asset values and pension obligations, we do not believe any significant funding of the pension plan will be required during the year ending December 31, 2013.

We expect to make the following benefit payments:

Pension
(in millions)	Benefits
2013	$1.8
2014	1.7
2015	1.8
2016	1.9
2017	1.7
Years 2018 to 2022	7.8

Substantially all of our employees are either eligible or mandated by applicable laws to participate in employee savings plans. Under these plans, a percentage of the employee’s pay may be or is mandated based on applicable laws to be contributed to various savings alternatives. The plans also call for Company contributions under several formulae. Charges to income related to our contributions were $6.3 million in 2012, $5.6 million in 2011 and $5.7 million in 2010.

14. Share-based Compensation

The fair value method of accounting is used for equity-based compensation plans. Under the fair value method, compensation cost is measured based on the fair value of the award at the measurement date and recognized over the requisite service period. We use the Black-Scholes model to estimate the fair values on the measurement date for share options and share appreciation rights (“SARs”). The Black-Scholes model uses several assumptions to value a share award. The volatility assumption is based on the historical change in Argo Group’s stock price over the previous five years preceding the measurement date. The risk-free rate of return assumption is based on the five-year U.S. Treasury constant maturity rate on the measurement date. The expected award life is based upon the average holding period over the history of the incentive plan. The expected dividend yield is based on our history and expected dividend payouts. The following table summarizes the assumptions we used for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Risk-free rate of return	0.68% to 1.11%	0.81% to 2.07%	1.34% to 2.65%
Expected dividend yields	1.58% to 1.67%	1.37% to 1.56%	1.48% to 1.65%
Expected award life (years)	5.03 to 5.06	5.04 to 5.07	1.00 to 5.08
Expected volatility	32.1% to 32.8%	32.2% to 32.8%	31.3% to 31.8%

We estimate forfeitures based on historical forfeitures patterns, thereby recognizing expense only for those awards that are expected to vest. The estimate of forfeitures is adjusted as actual forfeitures differ from our estimate, resulting in recognition of compensation expense only for those awards that actually vest.

The compensation expense recognized under the share-based payment plans was $10.3 million ($8.4 million, net of tax), $4.4 million ($4.0 million, net of tax) and $10.2 million ($8.6 million, net of tax) for the years ended December 31, 2012, 2011 and 2010, respectively. The compensation expense is included in “Underwriting, acquisition and insurance expenses” in the accompanying Consolidated Statements of Income (Loss).

We present all tax benefits resulting from the exercise of stock options and vesting of non-vested shares as cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options and vested shares in excess of the deferred tax asset attributable to stock compensation costs for such options. The financing cash outflow and conversely operating cash inflow was nil for the year ended December 31, 2012 in the Consolidated Statements of Cash Flows. For the years ended December 31, 2011 and 2010, we recorded $0.1 million and $0.3 million, respectively, of financing cash outflow and, conversely, $0.1 million and $0.3 million of operating cash inflow in the Consolidated Statements of Cash Flows. The income tax benefit resulting from stock options exercises was nil for the year ended December 31, 2012. The income tax benefit resulting from stock options exercises was $0.1 million and $0.4 million for the years ended December 31, 2011 and 2010, respectively.

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

A summary of option activity under the 2007 Plan as of December 31, 2012, and changes during the year is as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Outstanding at January 1, 2012	411,314	$36.70
Granted	0	$0.00
Exercised	0	$0.00
Expired or forfeited	(23,127)	$33.28

Outstanding at December 31, 2012	388,187	$36.90	2.1	$38,225

Vested and exercisable at end of year	388,187	$36.90	2.1	$38,225

Options outstanding under this plan vested over a one to five year period, subject to continued employment. As of December 31, 2012, all options under this plan were fully vested. No options under this plan were exercised during the year ended December 31, 2012.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those options where the exercise price was below the quoted price at December 31, 2012.

There were no options granted under this plan during the year ended December 31, 2012. The weighted-average grant date fair value of options granted during the years ended December 31, 2011 and 2010 were $10.47 and $7.49, respectively.

A summary of restricted share activity under the 2007 Plan as of December 31, 2012, and changes during the year is as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Outstanding at January 1, 2012	148,373	$31.09
Granted	163,598	$29.64
Vested and issued	(45,908)	$32.63
Expired or forfeited	(29,924)	$32.55

Outstanding at December 31, 2012	236,139	$30.09

As of December 31, 2012, there was $5.3 million of total unrecognized compensation cost related to restricted shares compensation arrangements granted by Argo Group. The weighted-average period over which this unrecognized expense is expected to be recognized is 2.4 years. The total fair value of shares vested during the year ended December 31, 2012 was $1.5 million.

A summary of stock-settled SARs activity under the 2007 Plan as of December 31, 2012, and changes during the year is as follows:

		Weighted-Average
	Shares	Exercise Price
Outstanding at January 1, 2012	927,225	$30.18
Granted	372,720	$29.61
Exercised	(3,603)	$28.04
Expired or forfeited	(142,255)	$32.26

Outstanding at December 31, 2012	1,154,087	$29.74

Vested or expected to vest as of year end	963,268	$29.67

Exercisable at end of year	394,716	$29.30

The stock-settled SARs vest over a one to four year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. For the year ended December 31, 2012, 3,603 stock-settled SARs were exercised, resulting in 206 shares being issued. As of December 31, 2012, there was $4.1 million of total unrecognized compensation cost related to stock-settled SARs outstanding. The weighted-average period over which this unrecognized expense is expected to be recognized is 1.7 years. Aggregate intrinsic value of the stock-settled SARs at December 31, 2012 was $4.4 million.

A summary of cash-settled SARs activity under the 2007 Plan as of December 31, 2012, and changes during the year is as follows:

		Weighted-Average
	Shares	Exercise Price
Outstanding at January 1, 2012	1,086,043	$30.38
Granted	829,278	$29.65
Exercised	(21,370)	$25.78
Expired or forfeited	(148,337)	$31.64

Outstanding at December 31, 2012	1,745,614	$29.95

Vested or expected to vest as of year end	1,467,702	$29.92

Exercisable at end of year	416,513	$29.40

The cash-settled SARs vest over a one to four year period. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We are accounting for the cash-settled SARs as liability awards, which require the awards to be revalued at each reporting period. For the year ended December 31, 2012, 21,370 cash-settled SARs were exercised, resulting in $0.1 million in cash payments. As of December 31, 2012, there was $5.9 million of total unrecognized compensation cost related to cash-settled SARs outstanding. The weighted-average period over which this unrecognized expense is expected to be recognized is 2.0 years. Aggregate intrinsic value of the cash-settled SARs at December 31, 2012 was $6.4 million.

Included in the total shares outstanding at December 31, 2012 are 160,598 restricted shares, 806,392 cash-settled SARs and 325,720 stock-settled SARs whose vesting is contingent on the employee meeting defined performance conditions. Employees have a specified time period in which to meet the performance condition (typically one year) and forfeit the grant (on a pro rata basis) if the performance conditions are not met in the specified time frame. We evaluate the likelihood of the employee completing the performance condition and include this estimate in the determination of the forfeiture factor for the grants.

We have granted to certain key employees restricted share units, which provide the employee with the economic equivalent of stock ownership. Each restricted share unit is valued at the closing price of our common stock on the national exchange on which it is listed as of the date credited, and fluctuates daily thereafter. The restricted share units outstanding under this plan vest over a 24 to 48 month period, subject to continued employment. Upon vesting, the employee receives a cash payment equivalent to the number of restricted share units vested valued at the closing market price of our common shares. Total expense recognized for the restricted share units totaled $0.6 million, $0.7 million and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Cash payments paid for vested awards under this plan totaled $0.7 million and $0.8 million for the years ended December 31, 2012 and 2011, respectively.

Employees Share Purchase Plans

Argo Group has established an employee stock purchase plan for eligible employees (Argo Group’s 2007 Employee Share Purchase Plan). Under this plan, shares of Argo Group common stock may be purchased over an offering period of three months at 85% of the lower of the market value on the first day of the offering period or on the designated purchase date at the end of the offering period. Argo Group has also established a Save As You Earn Plan for its United Kingdom employees (Argo Group’s Save As You Earn Plan). Under this plan, shares of Argo Group common stock may be purchased over an offering period of three or five years at 85% of the market value of the common shares on the first day of the offering period. Expense of $0.2 million was recognized under these plans for the year ended December 31, 2012, compared to $0.1 million and $0.4 million for the same period ended in 2011 and 2010, respectively.

Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors

In February 2008, the Board of Directors approved the Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors (“Directors Plan”), a non-funded and non-qualified deferred compensation plan. Under the Directors Plan, non-employee directors can elect each year to defer payment of 50% or 100% of their cash compensation payable during the next calendar year. During the time that the cash compensation amounts are deferred, such amounts are credited with interest earned at a rate two percent above the prime rate, to be re-set each May 1. In addition, the Directors Plan calls for us to grant a match equal to 75% of the cash compensation amounts deferred in the form of “Stock Units,” which provide directors with the economic equivalent of stock ownership and are credited as a bookkeeping entry to each director’s “Stock Unit Account.” Each Stock Unit is valued at the closing price of our common stock on the national exchange on which it is listed as of the date credited for all purposes under the Directors Plan and fluctuates daily thereafter on that same basis. Distributions from the Directors Plan will occur six months after the non-employee director ceases to be a member of the Board due to retirement or termination without cause or change in control, or immediately upon disability or death. The non-employee directors are responsible for all tax requirements on the deferred compensation and any related earnings. The Directors Plan provides for a Stock Unit Account to be established for each non-employee director upon their election to the Board and credits their account with an initial bookkeeping entry for 1,650 Stock Units. Under the Directors Plan, we recorded compensation expense of $1.2 million, $0.6 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Argonaut Group’s Amended and Restated Stock Incentive Plan

The historical Argonaut Group’s Amended and Restated Stock Incentive Plan, which was frozen in August 2007 (the “Amended Plan”), provided for an aggregate of up to 6,250,000 shares of our common stock that may be issued to certain executives and other key employees. The stock awards were issued in the form of non-qualified stock options and non-vested stock. Grants under the Amended Plan have a legal life of seven to eleven years. As of December 31, 2012, all awards under this plan were fully vested.

A summary of option activity under the Amended Plan as of December 31, 2012, and changes during the year is as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Outstanding at January 1, 2012	408,671	$35.93
Granted	0	$0.00
Exercised	(25,660)	$25.46
Expired or forfeited	(181,506)	$35.12

Outstanding at December 31, 2012	201,505	$38.00	1.1	$501,480

Vested and exercisable at end of year	201,505	$38.00	1.1	$501,480

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those options where the exercise price was below the quoted price at December 31, 2012. Total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 were $0.2 million, $0.1 million and $1.1 million, respectively.

For the year ended December 31, 2012, we received cash payments of $0.7 million (net of any related tax payments) related to the settlement of stock options exercised under the Amended Plan.

15. Segment Information

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

In evaluating the operating performance of our segments, we focus on core underwriting and investing results before the consideration of realized gains or losses from the sales of investments. Intersegment transactions are allocated to the segment that initiated the transaction. Realized investment and other gains are reported as a component of the Corporate and Other segment, as decisions regarding the acquisition and disposal of securities reside with the investment function and are not under the control of the individual business segments. Identifiable assets by segment are those assets used in the operation of each segment.

Revenue and income (loss) before income taxes for each segment for the years ended December 31 were as follows:

(in millions)	2012	2011	2010
Revenue:
Earned premiums
Excess and Surplus Lines	$399.3	$405.3	$489.7
Commercial Specialty	317.5	316.7	332.8
International Specialty	130.1	101.3	100.3
Syndicate 1200	337.9	259.3	290.1
Run-off Lines	1.7	(0.6)	(1.3)

Total earned premiums	1,186.5	1,082.0	1,211.6
Net investment income
Excess and Surplus Lines	51.1	56.0	58.6
Commercial Specialty	27.6	27.7	29.8
International Specialty	12.3	10.9	8.4
Syndicate 1200	15.3	17.2	14.2
Run-off Lines	12.5	13.3	17.2
Corporate and Other	0.0	0.7	5.4

Total net investment income	118.8	125.8	133.6
Fee income, net	5.3	1.4	2.5
Net realized investment and other gains	25.7	49.2	36.8

Total revenue	$1,336.3	$1,258.4	$1,384.5

(in millions)	2012	2011	2010
Income (loss) before income taxes
Excess and Surplus Lines	$74.1	$65.9	$64.6
Commercial Specialty	(24.8)	(3.6)	32.2
International Specialty	11.3	(70.9)	33.1
Syndicate 1200	28.1	(67.0)	(30.8)
Run-off Lines	(0.9)	(5.3)	4.4

Total segment income (loss) before taxes	87.8	(80.9)	103.5
Corporate and Other	(46.8)	(30.2)	(18.4)
Net realized investment and other gains	25.7	49.2	36.8

Total income (loss) before income taxes	$66.7	$(61.9)	$121.9

The table below presents earned premiums by geographic location for the years ended December 31. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that write the business and not by the location of insureds or reinsureds from whom the business was generated.

(in millions)	2012	2011	2010
Bermuda	$120.4	$101.5	$98.6
Brazil	26.6	0.0	0.0
Malta	0.3	0.0	0.0
United Kingdom	320.8	259.3	290.1
United States	718.4	721.2	822.9

Total earned premiums	$1,186.5	$1,082.0	$1,211.6

The following table represents identifiable assets as of December 31, 2012 and 2011:

	December 31,
(in millions)	2012	2011
Excess and Surplus Lines	$2,206.7	$2,277.2
Commercial Specialty	1,337.7	1,274.7
International Specialty	731.8	698.1
Syndicate 1200	1,811.4	1,544.5
Run-off Lines	516.5	524.9
Corporate and Other	84.8	58.9

Total	$6,688.9	$6,378.3

Included in total assets at December 31, 2012 and 2011 are $505.7 million and $548.2 million, respectively, in assets associated with trade capital providers.

The following table represents goodwill and intangible assets, net of accumulated amortization as of December 31, 2012 and 2011:

			Intangible Assets, Net of
	Goodwill		Accumulated Amortization
(in millions)	2012	2011	2012	2011
Excess and Surplus Lines	$76.4	$76.4	$4.0	$4.6
Commercial Specialty	48.7	48.7	10.4	7.6
Syndicate 1200	28.7	28.7	77.1	80.8

Total	$153.8	$153.8	$91.5	$93.0

16. Run-off Lines

We have discontinued active underwriting of certain lines of business, including those lines that were previously recorded in Argonaut Group’s Risk Management segment and business previously written and classified as property catastrophe and Lloyd’s. All current activity within these lines is related to the management of claims and other administrative functions. Also included in Run-off Lines are other liability reserves, which include exposure to claims for asbestos and environmental liabilities written in past years. The other liability reserves are often characterized by long elapsed periods between the occurrence of a claim and ultimate payment to resolve the claim. We utilize a specialized staff dedicated to administer and settle these claims.

The following table presents our gross reserves for Run-off Lines as of December 31:

(in millions)	2012	2011
Asbestos and Environmental:
Reinsurance assumed	$52.2	$62.2
Other	12.4	13.1

Total Asbestos and Environmental	64.6	75.3
Risk management	272.6	296.1
Run-off reinsurance lines	14.4	24.5
Other run-off lines	6.7	7.4

Total Run-off Lines	$358.3	$403.3

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

(in millions)	2012	2011	2010
Direct written
Case reserves	$2.0	$2.8	$3.2
ULAE	1.7	2.0	2.5
IBNR	4.3	2.5	5.7

Total direct written reserves	8.0	7.3	11.4
Assumed domestic
Case reserves	18.4	21.7	24.5
ULAE	2.7	3.1	3.8
IBNR	17.4	19.7	25.8

Total assumed domestic reserves	38.5	44.5	54.1
Assumed London
Case reserves	5.9	6.2	7.9
ULAE	0.6	0.7	0.9
IBNR	2.5	4.0	5.0

Total assumed London reserves	9.0	10.9	13.8

Total asbestos reserves	$55.5	$62.7	$79.3

The following table presents our net underwriting results for Run-off Lines for the three years ended December 31:

(in millions)	2012	2011	2010
Asbestos and Environmental:
Reinsurance assumed	$(3.6)	$(6.7)	$(9.5)
Other	(5.5)	(5.0)	0.0

Total Asbestos and Environmental	(9.1)	(11.7)	(9.5)
Risk management	0.9	2.6	(1.8)
Run-off reinsurance lines	(1.1)	(5.5)	0.7
Other run-off lines	(1.6)	(2.2)	0.0

Total Run-off Lines	$(10.9)	$(16.8)	$(10.6)

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

Please see Note 5, “Reserves for Losses and Loss Adjustment Expenses” for further discussion.

17. Commitments and Contingencies

Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

18. Leases

We lease office space and equipment under lease agreements that expire at various intervals and are subject to renewal options at market rates prevailing at the time of renewal. At December 31, 2012, the future minimum payments under non-cancelable operating leases are as follows:

(in millions)	Amount Due
2013	$11.5
2014	9.4
2015	8.4
2016	7.3
2017	6.5
Thereafter	12.2

Total	$55.3

19. Statutory Accounting Principles

Financial Information

The statutory capital and surplus for our principal operating subsidiaries at December 31, 2012 and 2011 was as follows:

Statutory capital and surplus (1)	December 31,
(in millions)	2012	2011
Bermuda	$1,183.9	$1,152.9
United Kingdom (2)	227.7	235.0
United States	779.1	777.6

(1)	Such amounts include ownership interests in affiliate insurance and reinsurance subsidiaries.
(2)	In U.S. Dollars

The statutory net income (loss) for our principal operating subsidiaries for 2012, 2011 and 2010 was as follows:

Statutory net income (loss) (1)	For the Years Ended December 31,
(in millions)	2012	2011	2010
Bermuda	$(3.8)	$(47.7)	$40.8
United Kingdom (2)	40.7	(63.4)	(15.6)
United States	42.9	67.0	122.1

(1)	Such amounts include ownership interests in affiliate insurance and reinsurance subsidiaries.
(2)	In U.S. Dollars

Dividends

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

The payment of dividends to Argo Group’s shareholders is governed by the Bermuda Companies Act of 1981, as amended, which permits the payment of dividends so long as (i) the Company is not, or would not after the payment, be unable to pay its liabilities as they become due or (ii) the realizable value of the Company’s assets is in excess of its liabilities after taking such payment into account. In light of these restrictions, we have no additional material restrictions on dividend payments that may be made to our shareholders at December 31, 2012.

Argo Re is the direct subsidiary of Argo Group, and therefore, has direct dividend paying capabilities to the parent. As of December 31, 2012, Argo Re’s solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Insurance Act. As of December 31, 2012 and 2011, the minimum statutory capital and surplus required to be maintained by Argo Re was $312.9 million and $224.0 million, respectively.

Argo Re is generally prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit signed by at least two directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio. Argo Re may not reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Based on these regulatory restrictions, the maximum amount available for payment of dividends to Argo Group by Argo Re during 2013 without prior regulatory approval is $295.9 million.

Argo Re did not pay dividends to Argo Group in 2012. In 2011, Argo Re paid a cash dividend of $100.0 million to Argo Group which was used to repay an intercompany note. In March 2010, Argo Re paid a cash dividend of $17.5 million to Argo Group.

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

In September 2012, Argo Group US received an ordinary dividend in the amount of $10.0 million in cash from Rockwood Casualty Insurance Company and an ordinary dividend of $59.0 million, in the form of securities, from Colony Insurance Company.

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

Argonaut Insurance Company is a direct subsidiary of Argo Group US and is regulated by the Illinois Division of Insurance. During 2013, based on the state of domicile’s ordinary dividend calculation, Argonaut Insurance Company may be permitted to pay dividends of up to $38.1 million without approval from the Illinois Division of Insurance. Colony Insurance Company, a direct subsidiary of Argo Group US, is regulated by the Virginia Bureau of Insurance. Colony Insurance Company may be permitted to pay dividends of up to $39.1 million without approval from the Virginia Department of Insurance. Rockwood Casualty Insurance Company, a direct subsidiary of Argo Group US, is regulated by the Pennsylvania Department of Insurance. Rockwood Casualty Insurance Company may be permitted to pay dividends of up to $9.7 million without approval from the Pennsylvania Department of Insurance. Each department of insurance may require prior approval for the payment of all dividends, based on business and regulatory conditions of the insurance companies.

Dividend payments from Argo International to its immediate parent are not restricted by regulatory authority. Dividend payments will be at the discretion of Argo International’s Board of Directors and will be subject to the earnings, operations, financial condition, capital and general business requirements of Argo International.

Certain assets of our subsidiaries are pledged to regulatory agencies, serve as collateral for letters of credit, or are assigned as the assets of the trade capital providers of our Lloyd’s syndicate, and therefore, are not available funds that may be paid up as dividends to Argo Group. Please see Note 2, “Investments” and Note 15, “Segment Information” for further discussion.

20. Disclosures about Fair Value of Financial Instruments

Cash. The carrying amount approximates fair value.

Investment securities and short-term investments. See Note 2, “Investments,” for additional information.

Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables approximates fair value. At December 31, 2012 and 2011, the carrying values of premiums receivable over 90 days were $24.3 million and $19.3 million, respectively. Included in “Reinsurance recoverables” in the Consolidated Balance Sheets at December 31, 2012 and 2011, are amounts that are due from third party trade capital providers associated with the operations of Argo International. Upon settlement, the receivable is offset against the liability also reflected in the accompanying Consolidated Balance Sheets. At December 31, 2012 and 2011, the payable was in excess of the receivable. Of our paid losses on reinsurance recoverable balances, excluding amounts attributable to Argo International’s third party trade capital providers, at December 31, 2012 and 2011, the carrying values over 90 days were $18.0 million and $12.0 million, respectively. Our methodology for establishing our allowances for doubtful accounts includes specifically identifying all potential uncollectible balances regardless of aging. Any of the over 90 day balances, where collectibility was deemed questionable, have been included in the allowances. At December 31, 2012 and 2011, the allowance for doubtful accounts for premiums receivable was $2.5 million and $2.8 million, respectively, and the allowance for doubtful accounts for reinsurance recoverables on paid losses was $2.2 million and $3.2 million, respectively. Premiums receivable over 90 days were secured by collateral in the amount of $0.4 million and $0.3 million at December 31, 2012 and 2011, respectively. Reinsurance recoverables on paid losses over 90 days were secured by collateral in the amount of $0.3 million at both December 31, 2012 and 2011.

Long-term debt. At December 31, 2012 and 2011, the fair value of our Junior Subordinated Debentures was estimated using quoted prices from external sources based on current market conditions.

Senior unsecured fixed rate notes. At December 31, 2012, the fair value of our Senior Unsecured Fixed Rate Notes was estimated using quoted prices from external sources based on current market conditions.

Other indebtedness. At December 31, 2012 and 2011, the fair value of our Other Indebtedness was estimated using quoted prices from external sources based on current market conditions.

A summary of our financial instruments whose carrying value did not equal fair value at December 31, 2012 and 2011 is shown below:

	December 31, 2012		December 31, 2011
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures	$193.3	$151.8	$311.5	$250.8
Senior unsecured fixed rate notes	143.8	143.2	0.0	0.0
Other indebtedness:
Floating rate loan stock	63.0	49.5	64.7	46.8
Note payable	0.8	0.6	0.8	0.6

	$400.9	$345.1	$377.0	$298.2

21. Insurance Assessments

We participate in statutorily created insolvency guarantee and weather-related loss protection associations in all states in the U.S. where we are authorized to transact business. These associations were formed for the purpose of paying the claims of insolvent companies. We are assessed a pro-rata share of such claims based upon our premium writings, subject to a maximum annual assessment per line of insurance. Certain of these assessments can be recovered through premium tax offsets or policy surcharges. We do not believe that assessments on current insolvencies will have a material impact on our financial condition or results of operations. We have accrued assessments of $16.4 million and $15.3 million at December 31, 2012 and 2011, respectively.

22. Quarterly Financial Data — Unaudited

The following tables represent unaudited quarterly financial data for the years ended December 31, 2012 and 2011. In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods have been made. Total revenue, net income (loss) before income taxes and net income (loss) include realized gains or losses on the sale of investments and other. We cannot anticipate when or if similar gains or losses may occur in the future. Since financial results rely heavily on estimates, caution should be used in drawing specific conclusions from quarterly consolidated results.

	Three Months Ended
(in millions, except per share amounts)	March 31	June 30	Sept. 30	Dec. 31
2012
Total revenue	$323.1	$318.0	$344.5	$350.7
Net income (loss) before income taxes	28.1	25.0	17.7	(4.1)
Net income (loss)	19.6	24.0	13.4	(4.7)
Net income (loss) per common share
Basic*	$0.75	$0.93	$0.53	$(0.19)
Diluted*	$0.74	$0.92	$0.52	$(0.19)
Comprehensive income (loss)	$55.1	$6.2	$60.0	$(19.3)

	Three Months Ended
(in millions, except per share amounts)	March 31	June 30	Sept. 30	Dec. 31
2011
Total revenue	$297.2	$336.4	$306.2	$318.6
Net (loss) income before income taxes	(96.7)	30.7	(4.0)	8.1
Net (loss) income	(94.1)	21.6	(10.8)	1.4
Net (loss) income per common share
Basic*	$(3.42)	$0.79	$(0.39)	$0.05
Diluted*	$(3.42)	$0.78	$(0.39)	$0.05
Comprehensive (loss) income	$(86.2)	$31.3	$(61.9)	$27.1

*	Basic and diluted net income per common share are computed independently for each quarter and full year based on the respective average number of common shares outstanding; therefore, the sum of the quarterly net income per common share data may not equal the net income per common share for the year.

“Total revenue” for June 30, 2011 and September 30, 2011 will not agree to “Total revenue” in our quarterly reports on Form 10-Q filed in 2011. At December 31, 2011 derivative accounting was applied to two reinsurance contracts. The expense for these contracts is now reflected in “Other reinsurance-related expenses” in the Consolidated Statement of Loss. In the previously filed Quarterly Reports the expense was reflected as a reduction to earned premiums. See Note 6, “Derivative Instruments,” for additional information on these transactions.

23. Information Provided in Connection with Outstanding Debt of Subsidiaries

The following tables present condensed consolidating financial information at December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010, for Argo Group (the “Parent Guarantor”) and Argo Group US (the “Subsidiary Issuer”). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations, and cash flows of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2012

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	Total
Assets
Investments	$(0.9)	$2,794.7	$1,406.9	$0.0	$4,200.7
Cash	0.0	73.9	21.9	0.0	95.8
Premiums receivable	0.0	155.1	205.9	0.0	361.0
Reinsurance recoverables	0.0	1,155.1	165.8	0.0	1,320.9
Goodwill and other intangible assets	0.0	139.5	105.8	0.0	245.3
Current income taxes receivable, net	0.0	8.7	4.2	0.0	12.9
Deferred acquisition costs, net	0.0	54.6	44.8	0.0	99.4
Ceded unearned premiums	0.0	85.9	107.7	0.0	193.6
Other assets	4.3	104.0	51.0	0.0	159.3
Due from affiliates	5.0	1.2	(1.2)	(5.0)	0.0
Intercompany note receivable	0.0	119.6	(119.6)	0.0	0.0
Investments in subsidiaries	1,621.1	0.0	0.0	(1,621.1)	0.0

Total assets	$1,629.5	$4,692.3	$1,993.2	$(1,626.1)	$6,688.9

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$0.0	$2,226.3	$997.2	$0.0	$3,223.5
Unearned premiums	0.0	415.6	314.6	0.0	730.2
Funds held and ceded reinsurance payable, net	0.0	598.4	47.4	0.0	645.8
Long-term debt	49.0	288.9	63.0	0.0	400.9
Current income taxes payable, net	0.0	0.0	0.0	0.0	0.0
Deferred tax liabilities, net	0.0	36.8	7.0	0.0	43.8
Accrued underwriting expenses and other liabilities	11.3	84.1	35.2	0.0	130.6
Due to affiliates	0.0	0.0	0.0	0.0	0.0
Intercompany note payable	55.1	0.0	0.0	(55.1)	0.0

Total liabilities	115.4	3,650.1	1,464.4	(55.1)	5,174.8

Total shareholders’ equity	1,514.1	1,042.2	528.8	(1,571.0)	1,514.1

Total liabilities and shareholders’ equity	$1,629.5	$4,692.3	$1,993.2	$(1,626.1)	$6,688.9

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	Total
Assets
Investments	$(0.8)	$2,778.5	$1,368.0	$0.0	4,145.7
Cash	0.0	85.1	17.6	0.0	102.7
Premiums receivable	0.0	151.2	157.8	0.0	309.0
Reinsurance recoverables	0.0	1,140.5	3.6	0.0	1,144.1
Goodwill and other intangible assets	0.0	137.2	109.6	0.0	246.8
Current income taxes receivable, net	0.0	0.0	11.2	0.0	11.2
Deferred acquisition costs, net	0.0	55.8	45.7	0.0	101.5
Ceded unearned premiums	0.0	77.2	102.2	0.0	179.4
Other assets	6.8	88.5	42.6	0.0	137.9
Due from affiliates	0.0	0.0	0.3	(0.3)	0.0
Intercompany note receivable	0.0	90.8	(90.8)	0.0	0.0
Investment in subsidiaries	1,530.6	0.0	0.0	(1,530.6)	0.0

Total assets	$1,536.6	$4,604.8	$1,767.8	$(1,530.9)	$6,378.3

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$0.0	$2,291.2	$999.9	$0.0	$3,291.1
Unearned premiums	0.0	397.8	260.4	0.0	658.2
Funds held and ceded reinsurance payable, net	0.0	562.8	(102.5)	0.0	460.3
Long-term debt	64.4	247.9	64.7	0.0	377.0
Current income taxes payable, net	0.0	1.8	(1.8)	0.0	0.0
Deferred tax liabilities, net	0.0	13.4	5.1	0.0	18.5
Accrued underwriting expenses and other liabilities	8.9	81.7	19.6	0.0	110.2
Due to affiliates	0.3	0.6	(0.6)	(0.3)	0.0
Intercompany note payable	0.0	0.0	0.0	0.0	0.0

Total liabilities	73.6	3,597.2	1,244.8	(0.3)	4,915.3

Total shareholders’ equity	1,463.0	1,007.6	523.0	(1,530.6)	1,463.0

Total liabilities and shareholders’ equity	$1,536.6	$4,604.8	$1,767.8	$(1,530.9)	$6,378.3

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2012

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	Total
Premiums and other revenue:
Earned premiums	$0.0	$434.2	$752.3	$0.0	$1,186.5
Net investment income	0.1	86.6	32.1	0.0	118.8
Fee income, net	0.0	1.3	4.0	0.0	5.3
Net realized investment and other (losses) gains	(0.8)	19.5	7.0	0.0	25.7

Total revenue	(0.7)	541.6	795.4	0.0	1,336.3

Expenses:
Losses and loss adjustment expenses	0.0	300.6	447.0	0.0	747.6
Other reinsurance-related expenses	0.0	0.0	27.3	0.0	27.3
Underwriting, acquisition and insurance expenses	27.1	169.8	267.6	0.0	464.5
Interest expense	3.9	17.1	3.0	(0.3)	23.7
Debt extinguishment costs	0.1	2.1	0.0	0.0	2.2
Foreign currency exchange loss	0.0	0.0	4.3	0.0	4.3

Total expenses	31.1	489.6	749.2	(0.3)	1,269.6

(Loss) income before income taxes	(31.8)	52.0	46.2	0.3	66.7
Provision for income taxes	0.0	11.1	3.3	0.0	14.4

Net (loss) income before equity in earnings of subsidiaries	(31.8)	40.9	42.9	0.3	52.3
Equity in undistributed earnings of subsidiaries	84.1	0.0	0.0	(84.1)	0.0

Net income	$52.3	$40.9	$42.9	$(83.8)	$52.3

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF (LOSS) INCOME

FOR THE YEAR ENDED DECEMBER 31, 2011

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	Total
Premiums and other revenue:
Earned premiums	$0.0	$440.7	$641.3	$0.0	$1,082.0
Net investment income (3)	100.1	88.9	36.8	(100.0)	125.8
Fee income, net	0.0	0.1	1.3	0.0	1.4
Net realized investment and other gains	0.0	36.9	12.3	0.0	49.2

Total revenue	100.1	566.6	691.7	(100.0)	1,258.4

Expenses:
Losses and loss adjustment expenses	0.0	290.0	573.1	0.0	863.1
Other reinsurance-related expenses	0.0	0.0	5.9	0.0	5.9
Underwriting, acquisition and insurance expenses	22.6	161.5	241.6	0.0	425.7
Interest expense	5.4	15.5	1.2	0.0	22.1
Debt extinguishment costs	0.0	0.0	0.0	0.0	0.0
Foreign currency exchange loss	0.0	0.0	3.5	0.0	3.5

Total expenses	28.0	467.0	825.3	0.0	1,320.3

Income (loss) before income taxes	72.1	99.6	(133.6)	(100.0)	(61.9)
Provision (benefit) for income taxes	0.0	28.0	(8.0)	0.0	20.0

Net income (loss) before equity in losses of subsidiaries	72.1	71.6	(125.6)	(100.0)	$(81.9)
Equity in undistributed losses of subsidiaries	(154.0)	0.0	0.0	154.0	0.0

Net (loss) income	$(81.9)	$71.6	$(125.6)	$54.0	$(81.9)

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations
(3)	Included in net investment income for Argo Group parent is intercompany dividend activity of $100.0 million

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2010

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	Total
Premiums and other revenue:
Earned premiums	$0.0	$490.5	$721.1	$0.0	$1,211.6
Net investment income (3)	17.7	89.8	43.6	(17.5)	133.6
Fee income, net	0.0	0.3	2.2	0.0	2.5
Net realized investment and other gains	0.0	25.0	11.8	0.0	36.8

Total revenue	17.7	605.6	778.7	(17.5)	1,384.5

Expenses:
Losses and loss adjustment expenses	0.0	290.9	486.6	0.0	777.5
Other reinsurance-related expenses	0.0	0.0	0.0	0.0	0.0
Underwriting, acquisition and insurance expenses	27.4	172.3	266.3	0.0	466.0
Interest expense	4.8	16.4	1.7	0.0	22.9
Debt extinguishment costs	0.0	0.0	0.0	0.0	0.0
Foreign currency exchange loss (gain)	0.0	0.7	(4.5)	0.0	(3.8)

Total expenses	32.2	480.3	750.1	0.0	1,262.6

(Loss) income before income taxes	(14.5)	125.3	28.6	(17.5)	121.9
Provision (benefit) for income taxes	0.0	37.5	(2.3)	0.0	35.2

Net (loss) income before equity in gains of subsidiaries	(14.5)	87.8	30.9	(17.5)	86.7
Equity in undistributed earnings of subsidiaries	101.2	0.0	0.0	(101.2)	0.0

Net income	$86.7	$87.8	$30.9	$(118.7)	$86.7

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations
(3)	Included in net investment income for Argo Group parent is intercompany dividend activity of $17.5 million

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	Total
Net cash flows from operating activities	$(30.2)	$5.5	$55.2	$0.0	$30.5

Cash flows from investing activities:
Proceeds from sales of investments	0.0	573.8	556.9	0.0	1,130.7
Proceeds from maturities and mandatory calls of investments	0.0	326.2	156.8	0.0	483.0
Purchases of investments	0.0	(889.1)	(732.4)	0.0	(1,621.5)
Change in short-term investments and foreign regulatory deposits	(0.9)	35.1	3.5	0.0	37.7
Settlements of foreign currency exchange forward contracts	2.3	0.0	(1.9)	0.0	0.4
Issuance of intercompany note, net	0.0	(26.0)	(29.0)	55.0	0.0
Other, net	0.0	(29.1)	(4.9)	0.0	(34.0)

Cash provided (used) by investing activities	1.4	(9.1)	(51.0)	55.0	(3.7)

Cash flows from financing activities:
Borrowings under intercompany note, net	55.0	0.0	0.0	(55.0)	0.0
Proceeds from issuance of senior unsecured fixed rate notes	0.0	138.7	0.0	0.0	138.7
Redemption of trust preferred securities, net	(15.1)	(102.1)	0.0	0.0	(117.2)
Activity under stock incentive plans	1.2	0.0	0.0	0.0	1.2
Repurchase of Company’s common shares	0.0	(44.2)	0.0	0.0	(44.2)
Excess tax expense from share-based payment arrangements	0.0	0.0	0.0	0.0	0.0
Payment of cash dividend to common shareholders	(12.3)	0.0	0.0	0.0	(12.3)

Cash provided (used) by financing activities	28.8	(7.6)	0.0	(55.0)	(33.8)

Effect of exchange rate changes on cash	0.0	0.0	0.1	0.0	0.1

Change in cash	0.0	(11.2)	4.3	0.0	(6.9)
Cash, beginning of period	0.0	85.1	17.6	0.0	102.7

Cash, end of period	$0.0	$73.9	$21.9	$0.0	$95.8

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	Total
Net cash flows from operating activities	$71.6	$27.6	$(16.9)	$(100.0)	$(17.7)

Cash flows from investing activities:
Proceeds from sales of investments	0.0	869.3	501.5	0.0	1,370.8
Proceeds from maturities and mandatory calls of investments	0.0	275.0	175.9	0.0	450.9
Purchases of investments	0.0	(1,123.5)	(671.4)	0.0	(1,794.9)
Change in short-term investments and foreign regulatory deposits	0.0	61.9	8.2	0.0	70.1
Settlements of foreign currency exchange forward contracts	1.3	0.0	6.4	0.0	7.7
Issuance of intercompany note, net	0.0	(23.5)	84.1	(60.6)	0.0
Other, net	(0.3)	(13.7)	11.5	0.0	(2.5)

Cash provided (used) by investing activities	1.0	45.5	116.2	(60.6)	102.1

Cash flows from financing activities:
Borrowings under intercompany note, net	(60.6)	0.0	0.0	60.6	0.0
Proceeds from issuance of senior unsecured fixed rate notes	0.0	0.0	0.0	0.0	0.0
Redemptiojn of trust preferred securities, net	0.0	0.0	0.0	0.0	0.0
Activity under stock incentive plans	1.1	0.0	0.0	0.0	1.1
Repurchase of Company’s common shares	0.0	(49.5)	0.0	0.0	(49.5)
Excess tax expense from share-based payment arrangements	0.0	(0.1)	0.0	0.0	(0.1)
Payment of cash dividend to common shareholders	(13.1)	0.0	(100.0)	100.0	(13.1)

Cash (used) provided by financing activities	(72.6)	(49.6)	(100.0)	160.6	(61.6)

Effect of exchange rate changes on cash	0.0	0.0	(3.6)	0.0	(3.6)

Change in cash	0.0	23.5	(4.3)	0.0	19.2
Cash, beginning of period	0.0	61.6	21.9	0.0	83.5

Cash, end of period	$0.0	$85.1	$17.6	$0.0	$102.7

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	Total
Net cash flows from operating activities	$(11.2)	$(9.7)	$35.3	$(17.5)	$(3.1)

Cash flows from investing activities:
Proceeds from sales of investments	0.0	1,150.6	742.8	0.0	1,893.4
Proceeds from maturities and mandatory calls of investments	0.0	332.3	207.0	0.0	539.3
Purchases of investments	0.0	(1,314.5)	(956.3)	0.0	(2,270.8)
Change in short-term investments and foreign regulatory deposits	1.8	(2.6)	42.9	0.0	42.1
Settlements of foreign currency exchange forward contracts	0.0	0.0	0.0	0.0	0.0
Issuance of intercompany note, net	0.0	0.0	(36.8)	36.8	0.0
Other, net	0.0	(14.8)	(5.3)	0.0	(20.1)

Cash provided (used) by investing activities	1.8	151.0	(5.7)	36.8	183.9

Cash flows from financing activities:
Borrowings under intercompany note, net	36.8	0.0	0.0	(36.8)	0.0
Proceeds from issuance of senior unsecured fixed rate notes	0.0	0.0	0.0	0.0	0.0
Redemption of trust preferred securities, net	0.0	0.0	0.0	0.0	0.0
Activity under stock incentive plans	4.3	0.0	0.0	0.0	4.3
Repurchase of Company’s common shares	(17.5)	(87.7)	0.0	0.0	(105.2)
Excess tax expense from share-based payment arrangements	0.0	(0.3)	0.0	0.0	(0.3)
Payment of cash dividend to common shareholders	(14.2)	(1.3)	(16.2)	17.5	(14.2)

Cash provided (used) by financing activities	9.4	(89.3)	(16.2)	(19.3)	(115.4)

Effect of exchange rate changes on cash	0.0	0.0	0.0	0.0	0.0

Change in cash	(0.0)	52.0	13.4	0.0	65.4
Cash, beginning of period	0.0	9.6	8.5	0.0	18.1

Cash, end of period	$(0.0)	$61.6	$21.9	$0.0	$83.5

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in millions)

BALANCE SHEETS

	December 31,
	2012	2011
Assets
Other investments, unrealized loss on foreign currency exchange forward contracts	$(1.9)	$(1.0)
Short-term investments	1.0	0.2
Investment in subsidiaries	1,621.1	1,530.6
Due from subsidiaries	5.0	0.0
Other assets	4.3	6.8

Total assets	$1,629.5	$1,536.6

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$49.0	$64.4
Intercompany note payable	55.1	0.0
Due to subsidiaries	0.0	0.3
Accrued underwriting expense	10.8	8.4
Other liabilities	0.5	0.5

Total liabilities	115.4	73.6
Shareholders’ equity	1,514.1	1,463.0

Total liabilities and shareholders’ equity	$1,629.5	$1,536.6

STATEMENTS OF INCOME (LOSS)

	For the Years Ended December 31,
	2012	2011	2010
Revenue:
Net investment income (1)	$0.1	$100.1	$17.7
Net realized investment losses	(0.8)	0.0	0.0

Total revenue	(0.7)	100.1	17.7

Expenses:
Interest expense	3.9	5.4	4.8
Debt extinguishment costs	0.1	0.0	0.0
Other expenses	27.1	22.6	27.4

Total operating expenses	31.1	28.0	32.2

Net (loss) income before equity in earnings (losses) of subsidiaries (2)	(31.8)	72.1	(14.5)
Equity in undistributed earnings (losses) of subsidiaries	84.1	(154.0)	101.2

Net income (loss)	$52.3	$(81.9)	$86.7

(1)	For the years ended December 31, 2011 and 2010, net investment income includes intercompany dividend activity of $100.0 million and $17.5 million, respectively.
(2)	Argo Group International Holdings, Ltd. is not subject to taxation.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in millions)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$52.3	$(81.9)	$86.7
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Amortization and depreciation	0.9	0.8	0.9
Share-based payments expense	4.8	2.6	4.1
Debt extinguishment costs	0.1	0.0	0.0
Undistributed (earnings) losses in subsidiaries	(84.1)	154.0	(101.2)
Change in:
Prepaid assets	0.9	(0.8)	(0.5)
Accrued underwriting expense	0.9	(1.6)	1.8
Due to subsidiaries	(7.0)	(3.2)	(3.4)
Interest on intercompany note payable	0.3	1.7	1.2
Other assets and liabilities, net	0.7	0.0	(0.8)

Cash (used) provided by operating activities	(30.2)	71.6	(11.2)

Cash flows from investing activities:
Change in short-term investments	(0.9)	0.0	1.8
Settlements of foreign currency exchange forward contracts	2.3	1.3	0.0
Purchases of fixed assets	0.0	(0.3)	(0.0)

Cash provided by investing activities	1.4	1.0	1.8

Cash flows from financing activities:
Borrowings under intercompany note payable, net	55.0	(60.6)	36.8
Activity under stock incentive plans	1.2	1.1	4.3
Repurchase of Company’s common shares	0.0	0.0	(17.5)
Redemption of trust preferred securities, net	(15.1)	0.0	0.0
Payment of cash dividend to common shareholders	(12.3)	(13.1)	(14.2)

Cash provided (used) by financing activities	28.8	(72.6)	9.4

Change in cash	0.0	0.0	0.0
Cash, beginning of period	0.0	0.0	0.0

Cash, end of period	$0.0	$0.0	$0.0

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

For the Years Ended December 31, 2012, 2011 and 2010

(in millions)

							Amortization
		Future		Premium	Net Invest.	Loss	(Deferral)	Other	Premiums
	DAC	Benefits	UPR	Revenue	Income	& LAE	DAC	Operating Exp	Written
Segment	(a)	(b)	(c)	(d)	(e) (l)	(f)	(g) (2)	(h) (3)	(i)
Year Ended December 31, 2012
Excess and Surplus Lines	$37.3	$1,209.0	$239.0	$399.3	$51.1	$223.3	$(2.5)	$146.4	$420.8
Commercial Specialty	18.6	660.0	173.0	317.5	27.6	257.0	3.4	104.9	306.4
International Specialty	1.4	257.3	102.5	130.1	12.3	73.5	0.1	43.7	145.5
Syndicate 1200	42.1	738.9	215.7	337.9	15.3	184.0	(5.5)	139.4	370.2
Run-off Lines	0.0	358.3	0.0	1.7	12.5	9.8	0.0	2.8	1.6
Corporate and Other	0.0	0.0	0.0	0.0	0.0	0.0	0.0	31.8	0.0

	$99.4	$3,223.5	$730.2	$1,186.5	$118.8	$747.6	$(4.5)	$469.0	$1,244.5

Year Ended December 31, 2011
Excess and Surplus Lines	$34.9	$1,271.8	$215.9	$405.3	$56.0	$247.1	$2.6	$137.2	$390.0
Commercial Specialty	22.1	622.8	176.4	316.7	27.7	236.4	(1.1)	107.8	317.2
International Specialty	1.4	237.9	79.3	101.3	10.9	149.1	(0.4)	31.2	97.4
Syndicate 1200	43.1	755.3	186.6	259.3	17.2	222.6	6.6	112.4	266.8
Run-off Lines	0.0	403.3	0.0	(0.6)	13.3	7.9	0.0	8.3	0.4
Corporate and Other	0.0	0.0	0.0	0.0	0.7	0.0	0.0	21.1	0.0

	$101.5	$3,291.1	$658.2	$1,082.0	$125.8	$863.1	$7.7	$418.0	$1,071.8

Year Ended December 31, 2010
Excess and Surplus Lines	$37.5	$1,338.0	$229.9	$489.7	$58.6	$311.1	$9.1	$157.1	$436.7
Commercial Specialty	21.0	610.5	173.0	332.8	29.8	221.8	3.3	101.4	314.1
International Specialty	1.0	123.0	67.3	100.3	8.4	43.3	1.1	27.6	106.3
Syndicate 1200	54.9	623.7	183.7	290.1	14.2	203.2	17.0	114.1	240.9
Run-off Lines	0.0	457.0	0.2	(1.3)	17.2	(1.9)	0.0	11.1	(2.3)
Corporate and Other	0.0	0.0	0.0	0.0	5.4	0.0	0.0	24.2	0.0

	$114.4	$3,152.2	$654.1	$1,211.6	$133.6	$777.5	$30.5	$435.5	$1,095.7

(a)	Deferred Policy Acquisition Cost
(b)	Future Policy Benefits, Losses, Claims and Loss Expenses
(c)	Unearned Premiums
(d)	Premium Revenue, net (premiums earned)
(e)	Net Investment Income
(f)	Benefits, Claims, Losses and Settlement Expenses
(g)	Amortization (Deferral) of Deferred Policy Acquisition Costs
(h)	Other Operating Expenses
(i)	Premiums Written, net
(1)	Net Investment Income allocated based upon each segment’s share of investable funds.
(2)	The amortization (deferral) of DAC will not equal the change in the balance sheet. See Note 1, “Business and Significant Accounting Policies” for further discussion.
(3)	Other Insurance Expenses allocated based on specific identification, where possible, and related activities.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Balance at	Charged to	Capital	Net Operating	Charged to		Balance
	Beginning	Cost and	Loss	Loss	Other		at End of
	of Period	Expense	Carryforward	Carryforward	Accounts	Deductions	Period
Year ended December 31, 2012
Deducted from assets:
Valuation allowance for deferred tax asset	$50.4	$(1.0)	$0.0	$0.0	$3.1	$0.0	$52.5

Year ended December 31, 2011
Deducted from assets:
Valuation allowance for deferred tax asset	$49.6	$(1.0)	$0.0	$0.0	$1.8	$0.0	$50.4

Year ended December 31, 2010
Deducted from assets:
Valuation allowance for deferred tax asset	$49.5	$(1.0)	$0.0	$1.0	$0.1	$0.0	$49.6

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE VI

SUPPLEMENTARY INFORMATION FOR PROPERTY-CASUALTY INSURANCE COMPANIES

(in millions)

	For the Years Ended December 31,
	2012	2011	2010
Deferred acquisition costs	$99.4	$101.5	$114.4

Reserves for losses and loss adjustment expenses	$3,223.5	$3,291.1	$3,152.2

Unamortized discount in reserves for losses	$20.8	$22.0	$22.9

Unearned premiums	$730.2	$658.2	$654.1

Premiums earned	$1,186.5	$1,082.0	$1,211.6

Net investment income	$118.8	$125.8	$133.6

Losses and loss adjustment expenses incurred:
Current year	$780.5	$866.5	$820.6
Prior years	(32.9)	(3.4)	(43.1)

Losses and loss adjustment expenses incurred	$747.6	$863.1	$777.5

(Deferral) amortization of policy acquisition costs (1)	$(4.5)	$7.7	$30.5

Paid losses and loss adjustment expenses, net of reinsurance	$796.5	$812.6	$777.4

Gross premiums written	$1,745.7	$1,544.8	$1,527.1

(1)	The amortization (deferral) of policy acquisition costs will not equal the change in the balance sheet. For further discussion, see Note 1, “Business and Significant Accounting Policies.”