Form 10-Q
period 2013-03-31
Argo Group International Holdings, Ltd.
filed 2013-05-09
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding (net of treasury shares) of each of the issuer’s classes of common shares as of May 1, 2013.

Title	Outstanding
Common Shares, par value $1.00 per share	24,710,402

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	March 31, 2013	December 31, 2012*
	(Unaudited)
Assets
Investments:
Fixed maturities, at fair value:
Available-for-sale (cost: 2013 - $2,839.9; 2012 - $2,993.1)	$2,972.6	$3,154.0
Equity securities, at fair value (cost: 2013 - $415.3; 2012 - $383.5)	609.2	531.4
Other investments (cost: 2013 - $315.3; 2012 - $284.8)	317.4	281.0
Short-term investments, at fair value (cost: 2013 - $234.2; 2012 - $234.3)	234.0	234.3

Total investments	4,133.2	4,200.7

Cash	91.2	95.8
Accrued investment income	26.9	30.3
Premiums receivable	365.6	361.0
Reinsurance recoverables	1,240.8	1,320.9
Goodwill	153.8	153.8
Intangible assets, net of accumulated amortization	90.0	91.5
Current income taxes receivable, net	13.6	12.9
Deferred acquisition costs, net	100.6	99.4
Ceded unearned premiums	230.9	193.6
Other assets	155.9	129.0

Total assets	$6,602.5	$6,688.9

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$3,205.0	$3,223.5
Unearned premiums	737.3	730.2
Accrued underwriting expenses	115.8	105.0
Ceded reinsurance payable, net	475.4	612.1
Funds held	37.2	33.7
Senior unsecured fixed rate notes	143.8	143.8
Other indebtedness	64.4	63.8
Junior subordinated debentures	193.3	193.3
Deferred tax liabilities, net	57.3	43.8
Other liabilities	26.4	25.6

Total liabilities	5,055.9	5,174.8

Shareholders’ equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 31,463,460 and 31,384,271 shares issued at March 31, 2013 and December 31, 2012, respectively	31.5	31.4
Additional paid-in capital	725.5	722.7
Treasury shares (6,785,438 and 6,459,613 shares at March 31, 2013 and December 31, 2012, respectively)	(217.8)	(205.5)
Retained earnings	804.9	776.0
Accumulated other comprehensive income, net of taxes	202.5	189.5

Total shareholders’ equity	1,546.6	1,514.1

Total liabilities and shareholders’ equity	$6,602.5	$6,688.9

*	Derived from audited consolidated financial statements

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Premiums and other revenue:
Earned premiums	$304.2	$277.3
Net investment income	27.9	31.4
Fee income, net	0.0	1.3
Net realized investment gains	9.5	13.1

Total revenue	341.6	323.1

Expenses:
Losses and loss adjustment expenses	170.5	165.8
Other reinsurance-related expenses	5.1	6.9
Underwriting, acquisition and insurance expenses	126.7	113.7
Interest expense	4.9	5.7
Foreign currency exchange (gain) loss	(3.1)	2.9

Total expenses	304.1	295.0

Income before income taxes	37.5	28.1
Provision for income taxes	4.8	8.5

Net income	$32.7	$19.6

Net income per common share:
Basic	$1.32	$0.75

Diluted	$1.28	$0.74

Dividend declared per common share:	$0.15	$0.12

Weighted average common shares:
Basic	24,768,904	26,177,410

Diluted	25,596,237	26,482,309

	For the Three Months Ended March 31,
	2013	2012
Net Realized investment gains before other-than-temporary impairment losses	$14.3	$13.2

Other-than-temporary impairment losses recognized in earnings
Other-than-temporary impairment losses on equity securities	(1.4)	(0.1)
Other-than-temporary impairment losses on other investments	(3.4)	0.0

Impairment losses recognized in earnings	(4.8)	(0.1)

Net realized investment gains	$9.5	$13.1

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Net income	$32.7	$19.6

Other comprehensive income:
Foreign currency translation adjustments	0.0	1.1
Unrealized gains on securities:
Gains arising during the period	24.2	52.4
Reclassification adjustment for gains included in net income	(0.7)	(5.4)

Other comprehensive income before tax	23.5	48.1
Income tax provision related to other comprehensive income:
Unrealized gains on securities:
Gains arising during the period	10.4	14.2
Reclassification adjustment for gains included in net income	0.1	(1.6)

Income tax provision related to other comprehensive income	10.5	12.6

Other comprehensive income, net of tax	13.0	35.5

Comprehensive income	$45.7	$55.1

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$32.7	$19.6
Adjustments to reconcile net income to net cash used by operating activities:
Amortization and depreciation	9.7	8.4
Share-based payments expense	8.6	2.6
Excess tax expense from share-based payment arrangements	0.0	0.0
Deferred income tax provision, net	3.0	4.9
Net realized investment gains	(9.5)	(13.1)
Change in:
Accrued investment income	3.4	2.0
Receivables	77.1	136.3
Deferred acquisition costs	(0.4)	(0.6)
Ceded unearned premiums	(37.3)	(39.6)
Reserves for losses and loss adjustment expenses	(17.8)	(36.9)
Unearned premiums	7.1	3.8
Ceded reinsurance payable and funds held	(133.2)	(90.2)
Income taxes	(0.7)	(5.0)
Accrued underwriting expenses	2.2	3.2
Other, net	(28.9)	(1.4)

Cash used by operating activities	(84.0)	(6.0)

Cash flows from investing activities:
Sales of fixed maturity investments	425.3	400.7
Maturities and mandatory calls of fixed maturity investments	115.1	106.5
Sales of equity securities	5.6	1.8
Sales of other investments	5.3	2.3
Purchases of fixed maturity investments	(378.0)	(445.5)
Purchases of equity securities	(38.3)	(55.2)
Purchases of other investments	(26.5)	(7.7)
Change in foreign regulatory deposits and voluntary pools	(1.2)	1.3
Change in short-term investments	(5.2)	16.4
Settlements of foreign currency exchange forward contracts	(1.9)	(0.6)
Purchases of fixed assets	(4.2)	(9.2)
Other, net	(1.3)	(4.3)

Cash provided by investing activities	94.7	6.5

Cash flows from financing activities:
Activity under stock incentive plans	1.3	0.0
Repurchase of Company’s common shares	(12.9)	(9.3)
Excess tax expense from share-based payment arrangements	0.0	0.0
Payment of cash dividend to common shareholders	(3.7)	(3.1)

Cash used by financing activities	(15.3)	(12.4)

Effect of exchange rate changes on cash	0.0	0.3

Change in cash	(4.6)	(11.6)
Cash, beginning of period	95.8	102.7

Cash, end of period	$91.2	$91.1

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements of Argo Group International Holdings, Ltd. (“Argo Group,” “we” or the “Company”) and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The preparation of interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The major estimates reflected in our consolidated financial statements include, but are not limited to, the reserves for losses and loss adjustment expenses, reinsurance recoverables, including the reinsurance recoverables allowance for doubtful accounts, estimates of written and earned premiums, reinsurance premium receivable, the fair value of investments and the assessment of potential impairment, the valuation of goodwill and intangibles and our deferred tax asset valuation allowance. Actual results could differ from those estimates. Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 28, 2013.

The interim financial information as of, and for the three months ended, March 31, 2013 and 2012 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain amounts applicable to prior periods have been reclassified to conform to the presentation followed as of March 31, 2013.

2.	Recently Issued Accounting Standards

In December 2011, with further clarification issued in January 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting update requiring disclosures about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This update is applicable to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending arrangements. The update is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by this update should be provided retrospectively for all comparative periods presented. The adoption of this update did not have an impact on our financial results and disclosures.

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

In February 2013, the FASB issued an accounting update to improve the reporting of reclassifications out of accumulated other comprehensive income. An entity is required to report the effect of significant reclassifications, by component, out of accumulated other comprehensive income on the respective line items in net income if the item is required under GAAP to be reclassified in its entirety in the same reporting period. The required disclosures of the update are allowed either in the Statement of Income or in the notes. The amendments in the update are effective for reporting periods beginning after December 15, 2012. See Note 6, “Accumulated Other Comprehensive Income” for the required disclosures.

In February 2013, the FASB issued amendments to “Liabilities” (Topic 405) in order to resolve diversity in practice related to accounting for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The amendments require an entity to measure the liability as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, but early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the update’s scope that exist at the beginning of an entity’s fiscal year of adoption. We do not anticipate this update will have an impact on our financial results and disclosures.

In March 2013, the FASB issued an amendment to “Consolidation” (Topic 810) to resolve the diversity in practice related to the release of the cumulative translation adjustment into net income when a parent sells a part of all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendments in the update are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013, but early adoption is permitted. The amendments should be applied prospectively to derecognition events occurring after the effective date with no adjustment to prior periods. We do not anticipate this update will have an impact on our financial results and disclosures.

3.	Investments

Composition of Invested Assets

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments as of March 31, 2013 and December 31, 2012 were as follows:

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(in millions)
Fixed maturities
USD denominated:
U.S. Governments	$354.3	$6.5	$0.0	$360.8
Non-U.S. Governments	54.5	1.8	0.6	55.7
Obligations of states and political subdivisions	614.7	43.9	1.0	657.6
Credit-Financial	356.5	23.8	0.5	379.8
Credit-Industrial	394.3	26.7	0.9	420.1
Credit-Utility	181.3	11.6	0.5	192.4
Structured securities:
CMO/MBS-agency (1)	331.8	17.6	0.4	349.0
CMO/MBS-non agency	11.3	1.2	0.0	12.5
CMBS (2)	113.1	4.7	0.2	117.6
ABS-residential (3)	9.1	0.3	0.7	8.7
ABS-non residential	92.1	1.2	0.0	93.3
Foreign denominated:
Governments	203.3	4.5	6.6	201.2
Credit	123.6	3.6	3.3	123.9

Total fixed maturities	2,839.9	147.4	14.7	2,972.6
Equity securities	415.3	197.4	3.5	609.2
Other investments	315.3	2.9	0.8	317.4
Short-term investments	234.2	0.0	0.2	234.0

Total investments	$3,804.7	$347.7	$19.2	$4,133.2

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(in millions)
Fixed maturities
USD denominated:
U.S. Governments	$401.1	$9.3	$0.0	$410.4
Non-U.S. Governments	53.1	3.6	0.1	56.6
Obligations of states and political subdivisions	551.7	44.9	0.5	596.1
Credit-Financial	382.4	25.7	0.7	407.4
Credit-Industrial	428.4	31.1	0.7	458.8
Credit-Utility	189.9	12.6	0.4	202.1
Structured securities:
CMO/MBS-agency (1)	375.1	20.2	0.2	395.1
CMO/MBS-non agency	12.5	1.0	0.2	13.3
CMBS (2)	109.5	5.7	0.2	115.0
ABS-residential (3)	10.1	0.2	0.8	9.5
ABS-non residential	81.3	1.2	0.0	82.5
Foreign denominated:
Governments	262.1	9.2	4.3	267.0
Credit	135.9	6.1	1.8	140.2

Total fixed maturities	2,993.1	170.8	9.9	3,154.0
Equity securities	383.5	153.0	5.1	531.4
Other investments	284.8	1.2	5.0	281.0
Short-term investments	234.3	0.1	0.1	234.3

Total investments	$3,895.7	$325.1	$20.1	$4,200.7

(1)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(2)	Commercial mortgage-backed securities (“CMBS”).
(3)	Asset-backed securities (“ABS”).

Included in total investments at March 31, 2013 and December 31, 2012 is $103.7 million and $143.9 million, respectively, of assets managed on behalf of the trade capital providers, who are third party capital participants that provide underwriting capital to our Syndicate 1200 segment.

Contractual Maturity

The amortized cost and fair values of fixed maturity investments as of March 31, 2013, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$213.0	$215.4
Due after one year through five years	1,117.7	1,150.6
Due after five years through ten years	714.3	776.4
Thereafter	237.5	249.1
Structured securities	557.4	581.1

Total	$2,839.9	$2,972.6

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Unrealized Losses and Other-Than-Temporary Impairments

An aging of unrealized losses on our investments at March 31, 2013 and December 31, 2012 is presented below:

March 31, 2013	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments (1)	$15.6	$0.0	$0.0	$0.0	$15.6	$0.0
Non-U.S. Governments (2)	20.0	0.6	0.2	0.0	20.2	0.6
Obligations of states and political subdivisions	55.7	0.9	0.8	0.1	56.5	1.0
Credit-Financial	24.1	0.1	1.7	0.4	25.8	0.5
Credit-Industrial	43.5	0.8	0.9	0.1	44.4	0.9
Credit-Utility	15.0	0.3	0.8	0.2	15.8	0.5
Structured securities:
CMO/MBS-agency (2)	25.0	0.4	1.0	0.0	26.0	0.4
CMBS	16.3	0.2	0.0	0.0	16.3	0.2
ABS-residential	0.0	0.0	4.7	0.7	4.7	0.7
ABS-non residential (1) (2)	23.2	0.0	0.2	0.0	23.4	0.0
Foreign denominated:
Governments	133.8	6.6	0.0	0.0	133.8	6.6
Credit	108.2	3.3	0.0	0.0	108.2	3.3

Total fixed maturities	480.4	13.2	10.3	1.5	490.7	14.7
Equity securities	40.9	3.5	0.0	0.0	40.9	3.5
Other investments	(0.8)	0.8	0.0	0.0	(0.8)	0.8
Short-term investments	0.0	0.2	0.0	0.0	0.0	0.2

Total	$520.5	$17.7	$10.3	$1.5	$530.8	$19.2

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

December 31, 2012	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments (1)	$11.9	$0.0	$0.0	$0.0	$11.9	$0.0
Non-U.S. Governments (2)	8.5	0.1	0.5	0.0	9.0	0.1
Obligations of states and political subdivisions	28.2	0.3	0.8	0.2	29.0	0.5
Credit-Financial	25.0	0.2	8.6	0.5	33.6	0.7
Credit-Industrial	32.2	0.4	3.0	0.3	35.2	0.7
Credit-Utility	8.4	0.2	0.8	0.2	9.2	0.4
Structured securities:
CMO/MBS-agency (2)	26.4	0.2	0.3	0.0	26.7	0.2
CMO/MBS-non agency	1.7	0.2	0.0	0.0	1.7	0.2
CMBS (1)	5.7	0.0	3.5	0.2	9.2	0.2
ABS-residential	0.0	0.0	3.9	0.8	3.9	0.8
ABS-non residential (1) (2)	13.7	0.0	0.2	0.0	13.9	0.0
Foreign denominated:
Governments (2)	180.5	4.3	0.3	0.0	180.8	4.3
Credit	76.3	1.8	0.0	0.0	76.3	1.8

Total fixed maturities	418.5	7.7	21.9	2.2	440.4	9.9
Equity securities	60.2	4.2	6.3	0.9	66.5	5.1
Other investments	11.6	5.0	0.0	0.0	11.6	5.0
Short-term investments	0.0	0.1	0.0	0.0	0.0	0.1

Total	$490.3	$17.0	$28.2	$3.1	$518.5	$20.1

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

We hold a total of 6,418 securities, of which 1,034 were in an unrealized loss position for less than one year and 33 were in an unrealized loss position for a period one year or greater as of March 31, 2013. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increased credit spreads, foreign currency fluctuations, and higher market yields relative to the date the securities were purchased, and for structured securities, by the performance of the underlying collateral as well. We also considered that we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. We do not consider these investments to be other-than-temporarily impaired at March 31, 2013.

We regularly evaluate our investments for impairment. For fixed maturity securities, the evaluation for a credit loss is generally based on the present value of expected cash flows of the security as compared to the amortized book value. For MBS and residential ABS securities, frequency and severity of loss inputs are used in projecting future cash flows of the securities. Loss frequency is measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. Loss severity includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. We did not recognize any other-than-temporary losses on our fixed maturities portfolio for the three months ended March 31, 2013 and 2012, respectively. For equity securities and other investments, the length of time and the amount of decline in fair value are the principal factors in determining other-than-temporary impairment. We recognized other-than-temporary losses on our equity portfolio of $1.4 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively. We recognized other-than-temporary losses on our other investments of $3.4 million for the three months ended March 31, 2013. We did not recognize any other-than-temporary losses on our other investments in 2012. In situations where we did not recognize any other-than-temporary losses on investments in our equity portfolio, we have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation have the ability and intent to hold these investments until a recovery of fair value.

Realized Gains and Losses

The following table presents the Company’s gross realized investment gains (losses) for the three months ended March 31:

(in millions)	For the Three Months Ended March 31,
	2013	2012
Realized gains
Fixed maturities	$11.5	$8.3
Equity securities	0.5	0.0
Other investments	11.1	11.5
Short-term investments	0.1	0.2

Gross realized gains	23.2	20.0
Realized losses
Fixed maturities	(6.5)	(2.9)
Equity securities	0.0	(0.1)
Other investments	(2.3)	(3.8)
Short-term investments	(0.1)	0.0
Other-than-temporary impairment losses on equity securities	(1.4)	(0.1)
Other-than-temporary impairment losses on other investments	(3.4)	0.0

Gross realized losses	(13.7)	(6.9)

Net realized investment gains	$9.5	$13.1

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

Foreign exchange unrealized gains on bonds of nil and $0.1 million were offset by foreign exchange realized losses on forwards of nil and $0.1 million for the three months ended March 30, 2013 and 2012, respectively, and are reflected in realized gains and losses in the Consolidated Statements of Income and in the table above. As of March 31, 2013 and 2012, we hedged $1.7 million and $3.0 million, respectively, of certain holdings in non-U.S. Dollar denominated fixed maturity investments with $1.5 million and $2.8 million, respectively, of foreign exchange contracts.

We also enter into foreign currency exchange forward contracts to manage currency exposure on losses related to global catastrophe events. These currency forward contracts are carried at fair value in the Consolidated Balance Sheets in “Other investments”. The realized and unrealized gains and losses are included in realized gains or losses in the Consolidated Statements of Income. The notional amount of the currency forward contracts was $73.7 million and $132.8 million as of March 31, 2013 and 2012, respectively. The fair value of the currency forward contracts was a loss of $0.6 million and a loss of $1.4 million as of March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013 and 2012, we recognized $1.6 million and $3.2 million in realized gains and $2.3 million and $3.3 million in realized losses, respectively, from the currency forward contracts.

Regulatory Deposits, Pledged Securities and Letters of Credit

At March 31, 2013, the amortized cost and fair value of investments on deposit for regulatory purposes and reinsurance were $212.8 million and $228.8 million, respectively.

Investments with an amortized cost of $249.1 million and fair value of $253.2 million were pledged as collateral in support of irrevocable letters of credit at March 31, 2013. These assets support irrevocable letters of credit issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves in the amount of $64.8 million and $124.9 million for our Corporate member’s capital as security to support the underwriting business at Lloyd’s.

At March 31, 2013, our Corporate member’s capital supporting our Lloyd’s business consisted of:

Letters of credit	$124.9
Fixed maturities, at fair value	165.5
Short-term investments, at fair value	3.4

Total securities and letters of credit pledged to Lloyd’s	$293.8

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability, or in the absence of a principal market, the most advantageous market. Market participants are buyers and sellers in the principal (or most advantageous) market that are independent, knowledgeable, able to transact for the asset or liability and willing to transfer the asset or liability.

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

We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of March 31, 2013. A description of the valuation techniques we use to measure assets at fair value is as follows:

Fixed Maturities (Available-for-Sale) Levels 1 and 2:

•

United States Treasury securities are typically valued using Level 1 inputs. For these securities, we obtain fair value measurements from third-party pricing services using quoted prices (unadjusted) in active markets at the reporting date.

•

United States Government agencies, non-U.S. Government securities, obligations of states and political subdivisions, credit securities and foreign denominated securities are reported at fair value using Level 2 inputs. For these securities, we obtain fair value measurements from third-party pricing services.

•

CMO/MBS agency securities are reported at fair value using Level 2 inputs. For these securities, we obtain fair value measurements from third-party pricing services. Observable data may include dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

•

CMO/MBS non-agency, CMBS, ABS residential, and ABS non-residential securities are reported at fair value using Level 2 inputs. For these securities, we obtain fair value measurements from third-party pricing services. Observable data may include dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

Fixed Maturities (Available-for-Sale) Level 3:

•

Corporate securities reported at fair value using Level 3 inputs in 2012 were infrequently traded securities valued by an independent investment manager using unobservable inputs. These securities were sold in 2012.

Transfers Between Level 1 and Level 2 Securities: There were no transfers between Level 1 and Level 2 securities during the three month period ended March 31, 2013.

Equity Securities Level 1: Equity securities are principally reported at fair value using Level 1 inputs. For these securities, we obtain fair value measurements from a third party pricing service using quoted prices (unadjusted) in active markets at the reporting date.

Equity Securities Level 2: We own interests in mutual funds that are reported at fair value using Level 2 inputs. The valuation is based on the funds’ net asset value per share, determined weekly or at the end of each month. The underlying assets in the funds are valued primarily on the basis of closing market quotations or official closing prices on each valuation day.

Equity Securities Level 3: We own certain equity securities that are reported at fair value using Level 3 inputs. The valuation techniques for these securities include the following:

•	Fair value measurements are obtained from the National Association of Insurance Commissioners’ Security Valuation Office at the reporting date.

•	Fair value measurements for an investment in an equity fund obtained by applying final prices provided by the administrator of the fund, which is based upon certain estimates and assumptions.

Other Investments Level 2: Foreign regulatory deposits are assets held in trust in jurisdictions where there is a legal and regulatory requirement to maintain funds locally in order to protect policyholders. Lloyd’s is the appointed investment manager for the funds. These assets are invested in short term government securities, agency securities and corporate bonds and are valued using Level 2 inputs based upon values obtained from Lloyd’s. Foreign currency future contracts are valued by our counterparty using market driven foreign currency exchange rates and are considered Level 2 investments. There were no transfers of other investments between Level 1 and Level 2 for the three months ended March 31, 2013.

Short-term Investments: Short-term investments are principally reported at fair value using Level 1 inputs, with the exception of short-term corporate bonds reported at fair value using Level 2 inputs as described in the fixed maturities section above. Values for the investments categorized as Level 1 are obtained from various financial institutions as of the reporting date. Included in short-term investments are Funds at Lloyd’s, which represent a portion of our Corporate member’s capital as security to support the underwriting business at Lloyd’s and principally short-term money market accounts. There were no transfers of short-term investments between Level 1 and Level 2 for the three months ended March 31, 2013.

Other Assets Level 3: We have one reinsurance contract deemed a derivative in 2013 and two reinsurance contracts deemed derivatives in 2012. The fair value was estimated by management taking into account changes in the market for catastrophic bond reinsurance contracts with similar economic characteristics and potential recoveries from events preceding the valuation date. See Note 11 “Derivative Instruments” for related disclosures.

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 have been categorized as follows:

(in millions)	March 31, 2013	Fair Value Measurements at Reporting Date Using
		Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$360.8	$183.4	$177.4	$0.0
Non-U.S. Governments	55.7	0.0	55.7	0.0
Obligations of states and political subdivisions	657.6	0.0	657.6	0.0
Credit-Financial	379.8	0.0	379.8	0.0
Credit-Industrial	420.1	0.0	420.1	0.0
Credit-Utility	192.4	0.0	192.4	0.0
Structured securities:
CMO/MBS-agency	349.0	0.0	349.0	0.0
CMO/MBS-non agency	12.5	0.0	12.5	0.0
CMBS	117.6	0.0	117.6	0.0
ABS-residential	8.7	0.0	8.7	0.0
ABS-non residential	93.3	0.0	93.3	0.0
Foreign denominated:
Governments	201.2	0.0	201.2	0.0
Credit	123.9	0.0	123.9	0.0

Total fixed maturities	2,972.6	183.4	2,789.2	0.0
Equity securities	609.2	528.8	78.6	1.8
Other investments	139.2	0.0	139.2	0.0
Short-term investments	234.0	201.7	32.3	0.0
Other assets	3.6	0.0	0.0	3.6

	$3,958.6	$913.9	$3,039.3	$5.4

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

(in millions)	December 31, 2012	Fair Value Measurements at Reporting Date Using
		Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$410.4	$219.5	$190.9	$0.0
Non-U.S. Governments	56.6	0.0	56.6	0.0
Obligations of states and political subdivisions	596.1	0.0	596.1	0.0
Credit-Financial	407.4	0.0	407.4	0.0
Credit-Industrial	458.8	0.0	458.8	0.0
Credit-Utility	202.1	0.0	202.1	0.0
Structured securities:
CMO/MBS-agency	395.1	0.0	395.1	0.0
CMO/MBS-non agency	13.3	0.0	13.3	0.0
CMBS	115.0	0.0	115.0	0.0
ABS-residential	9.5	0.0	9.5	0.0
ABS-non residential	82.5	0.0	82.5	0.0
Foreign denominated:
Governments	267.0	0.0	267.0	0.0
Credit	140.2	0.0	140.2	0.0

Total fixed maturities	3,154.0	219.5	2,934.5	0.0
Equity securities	531.4	469.0	60.6	1.8
Other investments	132.0	0.0	132.0	0.0
Short-term investments	234.3	201.1	33.2	0.0
Other assets	6.9	0.0	0.0	6.9

	$4,058.6	$889.6	$3,160.3	$8.7

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

The fair value measurements in the tables above do not agree to “Total investments” on the Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting and include reinsurance contracts that are classified as Other assets.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 at March 31, 2013 and December 31, 2012 are as follows:

(in millions)	Equity Securities	Other Assets	Total
Beginning balance, January 1, 2013	$1.8	$6.9	$8.7
Transfers into Level 3	0.0	0.0	0.0
Transfers out of Level 3	0.0	0.0	0.0
Total gains or losses (realized/unrealized):
Included in net income	0.0	0.0	0.0
Included in other comprehensive income	0.0	0.0	0.0
Purchases, issuances, sales, and settlements
Purchases	0.0	0.0	0.0
Issuances	0.0	0.0	0.0
Sales	0.0	(3.3)	(3.3)
Settlements	0.0	0.0	0.0

Ending balance, March 31, 2013	$1.8	$3.6	$5.4

Amount of total gains or losses for the period included in net income attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2013	$0.0	$0.0	$0.0

Fair Value Measurements Using Unobservable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Other Assets	Total
Beginning balance, January 1, 2012	$0.7	$2.4	$9.0	$12.1
Transfers into Level 3	0.0	0.0	0.0	0.0
Transfers out of Level 3	0.0	0.0	0.0	0.0
Total gains or losses (realized/unrealized):
Included in net income	0.1	0.0	0.0	0.1
Included in other comprehensive income	0.0	0.0	0.0	0.0
Purchases, issuances, sales, and settlements
Purchases	0.0	0.0	0.0	0.0
Issuances	0.0	0.0	0.0	0.0
Sales	(0.8)	(0.6)	(2.1)	(3.5)
Settlements	0.0	0.0	0.0	0.0

Ending balance, December 31, 2012	$0.0	$1.8	$6.9	$8.7

Amount of total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2012	$0.0	$0.0	$0.0	$0.0

At March 31, 2013 and December 31, 2012, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis.

4.	Shareholders’ Equity

On February 15, 2013 and February 15, 2012, our Board of Directors declared a quarterly cash dividend in the amount of $0.15 and $0.12, respectively, on each share of common stock outstanding. On March 15, 2013 and 2012, we paid $3.7 million and $3.1 million, respectively, to our shareholders of record on March 1, 2013 and 2012, respectively.

On February 18, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2011 Repurchase Authorization”). The 2011 Repurchase Authorization supersedes the November 13, 2007 repurchase authorization, which also had authorized the repurchase of up to $150.0 million of our common shares. From inception of the repurchase authorizations through May 1, 2013, we have repurchased 6,934,145 shares of our common stock at an average price of $32.28 for a total cost of $223.7 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of May 1, 2013, availability under the 2011 Repurchase Authorization for future repurchases of our common shares was $52.6 million.

For the three months ended March 31, 2013, we repurchased a total of 325,825 common shares for $12.3 million. A summary of activity from January 1, 2013 through May 3, 2013 follows.

For the three months ended March 31, 2013, we repurchased 97,600 common shares on the open market for $3.9 million. In 2013, we repurchased shares under Securities Exchange Act of 1934 Rule 10b5-1 trading plans as follows:

Date Trading Plan Initiated	2013 Purchase Period		Number of Shares Repurchased	Average Price of Shares Repurchased	Total Cost (in millions)	Repurchase Authorization Year
12/14/2012	01/01/13-01/17/13	(1)	171,480	$35.41	$6.0	2011
03/15/2013	03/16/13-05/01/13	(2)	205,452	$40.75	$8.3	2011

(1)

The above table only reflects the 2013 activity under this Rule 10b5-1 trading plan. In 2012, 117,663 shares were repurchased under this Rule 10b5-1 trading plan for a total cost of $3.9 million. Total shares repurchased in 2012 and 2013 under this Rule 10b5-1 trading plan are 289,143 shares at an average price of $34.58 for a total cost of $9.9 million.

(2)	Through March 31, 2013, 56,745 shares were repurchased at an average price of $41.17 for a total cost of $2.3 million.

5.	Net Income Per Common Share

The following table presents the calculation of net income per common share on a basic and diluted basis for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
(in millions, except number of shares and per share amounts)	2013	2012
Net income	$32.7	$19.6

Weighted average common shares outstanding - basic	24,768,904	26,177,410
Effect of dilutive securities
Equity compensation awards	827,333	304,899

Weighted average common shares outstanding - diluted	25,596,237	26,482,309

Net income per common share - basic	$1.32	$0.75

Net income per common share - diluted	$1.28	$0.74

Excluded from the weighted average common shares outstanding calculation at March 31, 2013 and 2012 are 6,785,438 shares and 5,310,181 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date. For the three months ended March 31, 2013, equity compensation awards to purchase 214,453 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2013 through 2015. For the three months ended March 31, 2012, equity compensation awards to purchase 1,200,366 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2012 through 2018.

6.	Accumulated Other Comprehensive Income

In February 2013, the FASB issued Accounting Standards Update 2013-02 that amends Accounting Standards Codification (“ASC”) 220, “Comprehensive Income.” See Note 2, “Recently Issued Accounting Standards” for additional information regarding the provisions of this update. Effective January 1, 2013, we adopted the update prospectively.

A summary of changes in accumulated other comprehensive income, net of taxes (where applicable) by component for the three months ended March 31, 2013 is presented in the following table:

(in millions)	Foreign currency translation adjustments	Unrealized holding gains on securities	Defined benefit pension plans	Total
Beginning balance, January 1, 2013	$(8.7)	$204.1	$(5.9)	$189.5

Other comprehensive income before reclassifications	0.0	13.8	0.0	13.8
Amounts reclassified from accumulated other comprehensive income	0.0	(0.8)	0.0	(0.8)

Net current-period other comprehensive income	0.0	13.0	0.0	13.0

Ending balance, March 31, 2013	$(8.7)	$217.1	$(5.9)	$202.5

The amounts reclassified from accumulated other comprehensive income shown in the above table have been included in the following captions in the Consolidated Statement of Income:

(in millions)	For the Three Months Ended March 31, 2013
Unrealized gains and losses on securities
Net realized investment gains	$(0.7)
Provision for income taxes	(0.1)

Net of taxes	$(0.8)

7.	Commitments and Contingencies

Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

8.	Income Taxes

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

Our income tax provision includes the following components:

	For the Three Months Ended March 31,
(in millions)	2013	2012
Current tax provision	$1.8	$3.6
Deferred tax provision related to:
Future tax deductions	2.4	4.4
Valuation allowance change	0.6	0.5

Income tax provision	$4.8	$8.5

Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the three months ended March 31, 2013 and 2012, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

	For the Three Months Ended March 31,
(in millions)	2013			2012
	Pre-tax income (loss)		Effective Tax Rate	Pre-tax income (loss)	Effective Tax Rate
Bermuda	$16.1		0.0%	$0.3	0.0%
United States	17.5		18.3%	25.4	27.9%
United Kingdom	6.0		25.5%	4.7	31.0%
Belgium	0.0	(1)	-67.6%	0.1	27.8%
Brazil	(1.8)		0.0%	(1.6)	1.2%
Dubai	0.0		0.0%	0.0 (1)	0.0%
Ireland	0.0		0.0%	(0.1)	0.0%
Malta	(0.3)		0.0%	(0.7)	0.0%
Switzerland	0.0	(1)	24.5%	0.0 (1)	24.4%

Pre-tax income (loss)	$37.5			$28.1

(1)	Pre-tax income for the respective period was less than $0.1 million.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the three months ended March 31, 2013 and 2012 is as follows:

	For the Three Months Ended March 31,
(in millions)	2013	2012
Income tax provision at expected rate	$6.7	$9.3
Tax effect of:
Tax-exempt interest	(1.4)	(1.4)
Dividends received deduction	(0.6)	(0.4)
Valuation allowance change	0.6	0.5
Other permanent adjustments, net	(0.9)	0.5
Adjustment for annualized rate	0.4	(0.2)
United States state tax benefit	(0.2)	(0.1)
Foreign exchange adjustments	0.2	0.3

Income tax provision	$4.8	$8.5

Income tax provision - Foreign	$1.6	$1.4
Income tax provision - United States Federal	3.5	7.2
Income tax benefit - United States State	(0.3)	(0.1)

Income tax provision	$4.8	$8.5

Our net deferred tax assets (liabilities) are supported by taxes paid in previous periods, the reversal of the taxable temporary differences and the recognition of future income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, which is generally two years for net operating losses and three years for capital losses for our operations in the United States. At March 31, 2013, we had a total net deferred tax liability of $4.2 million prior to any valuation allowance. Management has concluded that a valuation allowance is required for a portion of the tax effected net capital loss carryforward of $30.5 million generated from the sale of PXRE Reinsurance Company, and a full valuation allowance is required for the tax effected net operating loss carryforward of $18.7 million from PXRE Corporation and for the tax effected net operating loss carryforward of $1.0 million from ARIS Title Insurance

Corporation (“ARIS”). The capital loss carryforward generated from the sale of PXRE Reinsurance Company will expire if not utilized by December 31, 2013. Of the PXRE Corporation loss carryforwards, $17.2 million will expire if not utilized by December 31, 2025 and $1.5 million will expire if not utilized by December 31, 2027. The valuation allowances have been established as Internal Revenue Code Section 382 limits the application of net operating loss and net capital loss carryforwards following an ownership change. Accordingly, a valuation allowance of $53.1 million is required as of March 31, 2013. The loss carryforwards available per year are $2.8 million as required by Internal Revenue Code Section 382. For the three months ended March 31, 2013, the valuation allowance was reduced by $0.2 million pertaining to the use of the PXRE and ARIS loss carryforwards, was increased by $0.1 million pertaining to the Malta operations and was increased by $0.7 million pertaining to the Brazil operations.

We had no material unrecognized tax benefits as of March 31, 2013. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2009. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2011.

9.	Share-based Compensation

The fair value method of accounting is used for equity-based compensation plans. Under the fair value method, compensation cost is measured based on the fair value of the award at the measurement date and recognized over the requisite service period. We use the Black-Scholes model to estimate the fair values on the measurement date for share options and share appreciation rights (“SARs”). The Black-Scholes model uses several assumptions to value a share award. The volatility assumption is based on the historical change in Argo Group’s stock price over the previous five years preceding the measurement date. The risk-free rate of return assumption is based on the five-year U.S. Treasury constant maturity rate on the measurement date. The expected award life is based upon the average holding period over the history of the incentive plan. The following table summarizes the assumptions we used for the three months ended March 31, 2013 and 2012:

	2013	2012
Risk-free rate of return	0.80%	1.09%
Expected dividend yields	1.64%	1.67%
Expected award life (years)	5.07	5.03
Expected volatility	31.9%	32.6%

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

A summary of option activity under the 2007 Plan as of March 31, 2013, and changes during the three months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2013	388,187	$36.90
Granted	0	$0.00
Exercised	(35,239)	$35.45
Expired or forfeited	(42,670)	$37.77

Outstanding at March 31, 2013	310,278	$36.95

Options outstanding under this plan vested over a one to five year period, subject to continued employment. As of December 31, 2012, all options under this plan were fully vested. Expense recognized under this plan for share options was $0.3 million for the three months ended March 31, 2012. Compensation expense from all equity-based compensation awards is included in “Underwriting, acquisition and insurance expense” in the accompanying Consolidated Statements of Income.

A summary of restricted share activity under the 2007 Plan as of March 31, 2013, and changes during the three months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2013	236,139	$29.76
Granted	67,100	$38.42
Vested and issued	(50,499)	$30.40
Expired or forfeited	(5,244)	$29.65

Outstanding at March 31, 2013	247,496	$32.30

The restricted shares will vest over two to four years. Expense recognized under this plan for the restricted shares was $1.0 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was $5.1 million of total unrecognized compensation cost related to restricted shares.

A summary of stock-settled SARs activity under the 2007 Plan as of March 31, 2013, and changes during the three months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2013	1,154,087	$29.74
Granted	271,777	$40.08
Exercised	(30,706)	$29.10
Expired or forfeited	(46,793)	$30.58

Outstanding at March 31, 2013	1,348,365	$31.81

The stock-settled SARs vest over a one to four year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. Expense recognized for the stock-settled SARs was $0.7 million for each of the three months ended March 31, 2013 and 2012. As of March 31, 2013, there was $3.3 million of total unrecognized compensation cost related to stock-settled SARs.

A summary of cash-settled SARs activity under the 2007 Plan as of March 31, 2013, and changes during the three months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2013	1,745,614	$29.95
Granted	481,393	$40.08
Exercised	(156,031)	$29.15
Expired or forfeited	(112,882)	$29.60

Outstanding at March 31, 2013	1,958,094	$32.53

The cash-settled SARs vest over a one to four year period. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We are accounting for the cash-settled SARs as liability awards, which require the awards to be revalued at each reporting period. Expense recognized for the cash-settled SARs was $6.5 million and $1.0 million for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was $6.4 million of total unrecognized compensation cost related to cash-settled SARs.

Argo Group International Holdings Ltd. Deferred Compensation Plan for Non-Employee Directors

In February 2008, the Board of Directors approved the Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors (“Directors Plan”), a non-funded and non-qualified deferred compensation plan. Under the Directors Plan, non-employee directors can elect each year to defer payment of 50% or 100% of their cash compensation payable during the next calendar year. During the time that the cash compensation amounts are deferred, such amounts are credited with interest earned at a rate two percent above the prime rate, to be re-set each May 1. In addition, the Directors Plan calls for us to grant a match equal to 75% of the cash compensation amounts deferred in the form of “Stock Units,” which provide directors with the economic equivalent of stock ownership and are credited as a bookkeeping entry to each director’s “Stock Unit Account.” Each Stock Unit is valued at the closing price of our common stock on the national exchange on which it is listed as of the date credited for all purposes under the Directors Plan and fluctuates daily thereafter on that same basis. Distributions from the Directors Plan will occur six months after the non-employee director ceases to be a member of the Board due to retirement or termination without cause or change in control, or immediately upon disability or death. The non-employee directors are responsible for all tax requirements on the deferred compensation and any related earnings. The Directors Plan provides for a Stock Unit Account to be established for each non-employee director upon their election to the Board and credits their account with an initial bookkeeping entry for 1,650 Stock Units. Under the Directors Plan, we recorded compensation expense of $0.6 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively.

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

A summary of option activity under the Amended Plan as of March 31, 2013, and changes during the three months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2013	201,505	$38.00
Granted	0	$0.00
Exercised	(76,772)	$34.16
Expired or forfeited	0	$0.00

Outstanding at March 31, 2013	124,733	$40.37

All options granted under the Amended Plan were fully vested in August 2011.

10.	Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”), net of reinsurance, to the gross amounts reported in the Consolidated Balance Sheets. Reinsurance recoverables in this note exclude paid loss recoverables of $139.5 million and $59.2 million as of March 31, 2013 and 2012, respectively:

	For the Three Months Ended March 31,
(in millions)	2013	2012
Net reserves beginning of the year	$2,110.9	$2,336.7
Add:
Net reserves from assumed retroactive insurance contract (1)	0.0	13.0
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	175.0	169.1
Prior accident years	(4.5)	(3.3)

Losses and LAE incurred during calendar year, net of reinsurance	170.5	165.8

Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	21.9	22.6
Prior accident years	159.7	153.1

Losses and LAE payments made during current calendar year, net of reinsurance:	181.6	175.7

Change in participation interest (2)	10.4	(3.1)
Foreign exchange adjustments	(6.5)	0.9

Net reserves - end of period	2,103.7	2,337.6
Add:
Reinsurance recoverables on unpaid losses and LAE, end of period	1,101.3	929.6

Gross reserves - end of period	$3,205.0	$3,267.2

(1)	Amount represents reserves assumed resulting from participation in Brazilian Motor Third-Party Liability Insurance Pool effective January 1, 2012.
(2)	Amount represents (decrease) increase in reserves due to change in syndicate participation.

Included in losses and LAE for the three months ended March 31, 2013 was $4.5 million in favorable prior years’ loss reserve development comprised of the following: $5.2 million net favorable development in the Excess and Surplus Lines segment primarily caused by favorable development of $5.9 million in the general and products liability lines and $3.3 million in commercial multi-peril liability, partially offset with $4.0 million of unfavorable development in commercial automobile; $1.1 million of net unfavorable development in the Commercial Specialty segment, primarily driven by $2.2 million unfavorable development in general liability due to increases in claim severity offset by $1.0 million favorable development in the surety line of business at Rockwood; $0.9 million net unfavorable development in the International Specialty segment driven by $1.3 million of unfavorable development for the property catastrophe reinsurance unit, primarily due to crop losses, partially offset by $0.5 million of favorable casualty losses for professional lines; $2.2 million net favorable development in the Syndicate 1200 segment driven by favorable development in property facultative and North American binder business; $0.9 million unfavorable development in the Runoff Lines segment primarily caused by $0.7 million unfavorable development related to commutations.

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

11.	Derivative Instruments

Through our subsidiary Argo Re, Ltd., in 2011 we entered into two reinsurance contracts with a special purpose reinsurance company that provided us with protection against certain severe catastrophe events and the occurrence of multiple significant catastrophe events during the same year. The first contract was effective June 18, 2011 and provided coverage of $100 million for hurricanes and earthquakes in the U.S., windstorms in Europe, and earthquakes in Japan based on the occurrence of second and subsequent events on a per-occurrence basis over an 18-month coverage period. Each event had an activation level, which, if attained, put the notes on risk for a subsequent event. Once the coverage had been activated, a second loss during the Coverage Period in excess of the loss trigger level results in a loss to the note holders. The first contract expired in December 2012. The second contract entered into on December 28, 2011 and effective January 1, 2012, provides coverage of $100 million for hurricanes and earthquakes (including fire) in the U.S. and covers losses for the first and subsequent events on a per-occurrence basis over a 24-month coverage period. Both of these transactions ignore the effects of inuring reinsurance, creating the remote possibility of a double recovery on covered events, and are therefore deemed to be derivatives.

We recorded these contracts at fair value, and such fair value is included in “Other assets” in our Consolidated Balance Sheets with any changes in the value reflected in “Other reinsurance-related expenses” in the Consolidated Statements of Income. As there is no quoted fair value available for these derivatives, the fair value was estimated by management taking into account changes in the market for catastrophe bond reinsurance contracts with similar economic characteristics and potential recoveries from events preceding the valuation date. Included in “Other reinsurance-related expenses” for the three months ended March 31, 2013 and 2012 was $5.1 million and $6.9 million. The expense in each respective period was due to the change in the fair value of the derivatives, principally due to the passage of the transaction’s risk coverage term. Included in “Other assets” in our Consolidated Balance Sheets were $3.6 million and $6.9 million, which represent the fair value of these contracts at March 31, 2013 and December 31, 2012, respectively.

The special purpose reinsurance company that is the counterparty to these transactions is a variable interest entity under the provisions of ASC Topic 810-10. Argo Group is not the primary beneficiary of this entity and is therefore not required to consolidate it in its consolidated financial statements.

12.	Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the three months ended March 31, 2013 and 2012 were as follows:

	For the Three Months Ended March 31,
(in millions)	2013	2012
Commissions	$51.9	$49.4
General expenses	68.7	60.5
Premium taxes, boards and bureaus	6.8	6.1

	127.4	116.0
Net (deferral) amortization of policy acquisition costs	(0.7)	(2.3)

Total underwriting, acquisition and insurance expenses	$126.7	$113.7

Included in general expenses for the three months ended March 31, 2013 was $5.5 million in additional expense for our cash settled stock appreciation rights, due to the increase in our stock price.

13.	Segment Information

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

In evaluating the operating performance of our segments, we focus on core underwriting and investing results before the consideration of realized gains or losses from the sales of investments. Intersegment transactions are allocated to the segment that initiated the transaction. Realized investment gains are reported as a component of the Corporate and Other segment, as decisions regarding the acquisition and disposal of securities reside with the investment function and are not under the control of the individual business segments. Identifiable assets by segment are those assets used in the operation of each segment.

Revenue and income (loss) before income taxes for each segment for the three months ended March 31, 2013 and 2012 were as follows:

	For the Three Months Ended March 31,
(in millions)	2013	2012
Revenue:
Earned premiums
Excess and Surplus Lines	$105.1	$96.2
Commercial Specialty	75.2	82.0
International Specialty	32.7	28.0
Syndicate 1200	90.9	71.1
Run-off Lines	0.3	0.0

Total earned premiums	304.2	277.3
Net investment income
Excess and Surplus Lines	10.9	13.0
Commercial Specialty	5.9	6.9
International Specialty	2.3	4.1
Syndicate 1200	2.8	3.9
Run-off Lines	2.8	3.5
Corporate and Other	3.2	0.0

Total net investment income	27.9	31.4
Fee income, net	0.0	1.3
Net realized investment gains	9.5	13.1

Total revenue	$341.6	$323.1

	For the Three Months Ended March 31,
(in millions)	2013	2012
Income (loss) before income taxes
Excess and Surplus Lines	$13.9	$18.9
Commercial Specialty	5.7	(0.3)
International Specialty	4.8	5.8
Syndicate 1200	8.4	1.7
Run-off Lines	(0.4)	(0.4)

Total segment income (loss) before taxes	32.4	25.7
Corporate and Other	(4.4)	(10.7)
Net realized investment and other gains	9.5	13.1

Total income (loss) before income taxes	$37.5	$28.1

The table below presents earned premiums by geographic location for the three months ended March 31, 2013 and 2012. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that write the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Three Months Ended March 31,
(in millions)	2013	2012
Bermuda	$25.8	$22.3
Brazil	10.0	6.5
Malta	0.4	0.0
United Kingdom	87.0	70.3
United States	181.0	178.2

Total earned premiums	$304.2	$277.3

The following table represents identifiable assets as of March 31, 2013 and December 31, 2012:

(in millions)	March 31, 2013	December 31, 2012
Excess and Surplus Lines	$2,227.1	$2,206.7
Commercial Specialty	1,307.2	1,337.7
International Specialty	753.2	731.8
Syndicate 1200	1,670.4	1,811.4
Run-off Lines	565.6	516.5
Corporate and Other	79.0	84.8

Total	$6,602.5	$6,688.9

Included in total assets at March 31, 2013 and December 31, 2012 are $355.8 million and $505.7 million, respectively, in assets associated with trade capital providers.

14.	Supplemental Cash Flow Information

Income taxes paid. We paid income taxes of $2.5 million and $8.1 million during the three months ended March 31, 2013 and 2012, respectively.

Interest paid. Interest paid for the three months ended March 31, was as follows:

	For the Three Months Ended March 31,
(in millions)	2013	2012
Senior unsecured fixed rate notes	$2.3	$0.0
Other indebtedness	0.9	1.0
Junior subordinated debentures	1.9	6.9

Total interest paid	$5.1	$7.9

15.	Disclosures about Fair Value of Financial Instruments

Cash. The carrying amount approximates fair value.

Investment securities and short-term investments. See Note 3, “Investments,” for additional information.

Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables approximates fair value. At March 31, 2013 and December 31, 2012, the carrying values of premiums receivable over 90 days were $25.3 million and $24.3 million, respectively. Included in “Reinsurance recoverables” in the

Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, are amounts that are due from third party trade capital providers associated with the operations of Argo Underwriting Agency Limited (“Argo International”). Upon settlement, the receivable is offset against the liability also reflected in the accompanying Consolidated Balance Sheets. At March 31, 2013 and December 31, 2012, the payable was in excess of the receivable. Of our paid losses on reinsurance recoverable balances, excluding amounts attributable to Argo International’s third party trade capital providers, at March 31, 2013 and December 31, 2012, the carrying values over 90 days were $16.2 million and $18.0 million, respectively. Our methodology for establishing our allowances for doubtful accounts includes specifically identifying all potential uncollectible balances regardless of aging. Any of the over 90 day balances, where collectibility was deemed questionable, have been included in the allowances. At March 31, 2013 and December 31, 2012, the allowance for doubtful accounts for premiums receivable was $3.1 million and $2.5 million, respectively. The allowance for doubtful accounts for reinsurance recoverables on paid losses was $2.2 million at both March 31, 2013 and December 31, 2012. Premiums receivable over 90 days were secured by collateral in the amount of $0.7 million and $0.4 million at March 31, 2013 and December 31, 2012, respectively. Reinsurance recoverables on paid losses over 90 days were secured by collateral in the amount of $0.3 million at both March 31, 2013 and December 31, 2012.

At March 31, 2013 and December 31, 2012 the fair value of our Junior Subordinated Debentures, Senior unsecured fixed rate notes, and other indebtedness was estimated using quoted prices from external sources based on current market conditions.

A summary of our financial instruments whose carrying value did not equal fair value at March 31, 2013 and December 31, 2012 is shown below:

	March 31, 2013		December 31, 2012
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures	$193.3	$156.6	$193.3	$151.8

Senior unsecured fixed rate notes	143.8	143.2	143.8	143.2

Other indebtedness:
Floating rate loan stock	63.6	51.5	63.0	49.5
Note payable	0.8	0.6	0.8	0.6

	$401.5	$351.9	$400.9	$345.1

16.	Information Provided in Connection with Outstanding Debt of Subsidiaries

In September 2012, through our wholly owned subsidiary Argo Group US, Inc. (“Argo Group US”), we issued $143,750,000 aggregate principal amount of Argo Group US’s 6.5% Senior Notes due September 15, 2042 (the “Notes”). The Notes bear interest at 6.5%, payable quarterly in cash in arrears on the 15th day of March, June, September and December of each year, beginning on December 15, 2012. The Notes are unsecured and unsubordinated obligations of Argo Group US and rank equally in right of payment with all of Argo Group US’s other unsecured and unsubordinated debt. The Notes are guaranteed on a full and unconditional senior unsecured basis by Argo Group. The Notes may be redeemed, for cash, in whole or in part, on or after September 15, 2017, at Argo Group US’s option, at any time and from time to time, prior to maturity at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date.

The following tables present condensed consolidating financial information at March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012, for Argo Group (the “Parent Guarantor”) and Argo Group US (the “Subsidiary Issuer”). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations, and cash flows of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2013

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$2.6	$2,799.3	$1,331.3	$0.0	$4,133.2
Cash	0.0	78.9	12.3	0.0	91.2
Premiums receivable	0.0	143.5	222.1	0.0	365.6
Reinsurance recoverables	0.0	1,159.6	81.2	0.0	1,240.8
Goodwill and other intangible assets	0.0	138.8	105.0	0.0	243.8
Current income taxes receivable, net	0.0	9.6	4.0	0.0	13.6
Deferred acquisition costs, net	0.0	52.1	48.5	0.0	100.6
Ceded unearned premiums	0.0	87.8	143.1	0.0	230.9
Other assets	7.3	111.6	63.9	0.0	182.8
Due from affiliates	0.0	9.7	(9.7)	0.0	0.0
Intercompany note receivable	0.0	130.4	(130.4)	0.0	0.0
Investments in subsidiaries	1,661.8	0.0	0.0	(1,661.8)	0.0

Total assets	$1,671.7	$4,721.3	$1,871.3	$(1,661.8)	$6,602.5

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$0.0	$2,205.1	$999.9	$0.0	$3,205.0
Unearned premiums	0.0	410.5	326.8	0.0	737.3
Funds held and ceded reinsurance payable, net	0.0	622.1	(109.5)	0.0	512.6
Long-term debt	49.0	288.9	63.6	0.0	401.5
Current income taxes payable, net	0.0	0.0	0.0	0.0	0.0
Deferred tax liabilities, net	0.0	49.3	8.0	0.0	57.3
Accrued underwriting expenses and other liabilities	12.8	80.5	48.9	0.0	142.2
Due to affiliates	3.2	0.0	0.0	(3.2)	0.0
Intercompany note payable	60.1	0.0	0.0	(60.1)	0.0

Total liabilities	125.1	3,656.4	1,337.7	(63.3)	5,055.9

Total shareholders’ equity	1,546.6	1,064.9	533.6	(1,598.5)	1,546.6

Total liabilities and shareholders’ equity	$1,671.7	$4,721.3	$1,871.3	$(1,661.8)	$6,602.5

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

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$0.0	$107.7	$196.5	$0.0	$304.2
Net investment income	0.0	20.9	7.3	(0.3)	27.9
Fee income, net	0.0	(0.3)	0.3	0.0	0.0
Net realized investment gains	0.0	7.6	1.9	0.0	9.5

Total revenue	0.0	135.9	206.0	(0.3)	341.6

Expenses:
Losses and loss adjustment expenses	0.0	64.3	106.2	0.0	170.5
Other reinsurance-related expenses	0.0	1.5	3.6	0.0	5.1
Underwriting, acquisition and insurance expenses	6.2	48.7	71.8	0.0	126.7
Interest expense	0.8	3.7	0.7	(0.3)	4.9
Foreign currency exchange (gain) loss	(0.1)	0.2	(3.2)	0.0	(3.1)

Total expenses	6.9	118.4	179.1	(0.3)	304.1

(Loss) income before income taxes	(6.9)	17.5	26.9	0.0	37.5
Provision for income taxes	0.0	3.2	1.6	0.0	4.8

Net (loss) income before equity in earnings of subsidiaries	(6.9)	14.3	25.3	0.0	32.7
Equity in undistributed earnings of subsidiaries	39.6	0.0	0.0	(39.6)	0.0

Net income	$32.7	$14.3	$25.3	$(39.6)	$32.7

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF (LOSS) INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$0.0	$108.9	$168.4	$0.0	$277.3
Net investment income	0.0	21.9	9.5	0.0	31.4
Fee income, net	0.0	0.2	1.1	0.0	1.3
Net realized investment gains	0.0	9.6	3.5	0.0	13.1

Total revenue	0.0	140.6	182.5	0.0	323.1

Expenses:
Losses and loss adjustment expenses	0.0	68.5	97.3	0.0	165.8
Other reinsurance-related expenses	0.0	0.0	6.9	0.0	6.9
Underwriting, acquisition and insurance expenses	7.0	43.2	63.5	0.0	113.7
Interest expense	0.9	3.8	1.0	0.0	5.7
Foreign currency exchange (gain) loss	0.0	(0.1)	3.0	0.0	2.9

Total expenses	7.9	115.4	171.7	0.0	295.0

Income (loss) before income taxes	(7.9)	25.2	10.8	0.0	28.1
Provision for income taxes	0.0	7.0	1.5	0.0	8.5

Net income (loss) before equity in losses of subsidiaries	(7.9)	18.2	9.3	0.0	19.6
Equity in undistributed losses of subsidiaries	27.5	0.0	0.0	(27.5)	0.0

Net income	$19.6	$18.2	$9.3	$(27.5)	$19.6

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$(0.5)	$2.7	$(86.2)	$0.0	$(84.0)

Cash flows from investing activities:
Proceeds from sales of investments	0.0	199.0	237.2	0.0	436.2
Proceeds from maturities and mandatory calls of investments	0.0	86.7	28.4	0.0	115.1
Purchases of investments	0.0	(282.9)	(159.9)	0.0	(442.8)
Change in short-term investments and foreign regulatory deposits	(2.2)	28.6	(32.8)	0.0	(6.4)
Settlements of foreign currency exchange forward contracts	0.2	0.0	(2.1)	0.0	(1.9)
Issuance of intercompany note, net	0.0	(10.0)	5.1	4.9	0.0
Other, net	0.0	(6.2)	0.7	0.0	(5.5)

Cash provided (used) by investing activities	(2.0)	15.2	76.6	4.9	94.7

Cash flows from financing activities:
Borrowings under intercompany note, net	4.9	0.0	0.0	(4.9)	0.0
Proceeds from issuance of senior unsecured fixed rate notes	1.3	0.0	(1.3)	0.0	0.0
Activity under stock incentive plans	0.0	0.0	1.3	0.0	1.3
Repurchase of Company’s common shares	0.0	(12.9)	0.0	0.0	(12.9)
Excess tax expense from share-based payment arrangements	0.0	0.0	0.0	0.0	0.0
Payment of cash dividend to common shareholders	(3.7)	0.0	0.0	0.0	(3.7)

Cash provided (used) by financing activities	2.5	(12.9)	0.0	(4.9)	(15.3)

Effect of exchange rate changes on cash	0.0	0.0	0.0	0.0	0.0

Change in cash	0.0	5.0	(9.6)	0.0	(4.6)
Cash, beginning of period	0.0	73.9	21.9	0.0	95.8

Cash, end of period	$0.0	$78.9	$12.3	$0.0	$91.2

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$(9.3)	$7.5	$(4.2)	$0.0	$(6.0)

Cash flows from investing activities:
Proceeds from sales of investments	0.0	224.6	180.2	0.0	404.8
Proceeds from maturities and mandatory calls of investments	0.0	72.7	33.8	0.0	106.5
Purchases of investments	0.0	(321.3)	(187.1)	0.0	(508.4)
Change in short-term investments and foreign regulatory deposits	(0.6)	35.7	(17.4)	0.0	17.7
Settlements of foreign currency exchange forward contracts	0.3	0.0	(0.9)	0.0	(0.6)
Issuance of intercompany note, net	0.0	(15.0)	2.3	12.7	0.0
Other, net	0.0	(6.1)	(7.4)	0.0	(13.5)

Cash provided (used) by investing activities	(0.3)	(9.4)	3.5	12.7	6.5

Cash flows from financing activities:
Borrowings under intercompany note, net	12.7	0.0	0.0	(12.7)	0.0
Proceeds from issuance of senior unsecured fixed rate notes	0.0	0.0	0.0	0.0	0.0
Activity under stock incentive plans	0.0	0.0	0.0	0.0	0.0
Repurchase of Company’s common shares	0.0	(9.3)	0.0	0.0	(9.3)
Excess tax expense from share-based payment arrangements	0.0	0.0	0.0	0.0	0.0
Payment of cash dividend to common shareholders	(3.1)	0.0	0.0	0.0	(3.1)

Cash (used) provided by financing activities	9.6	(9.3)	0.0	(12.7)	(12.4)

Effect of exchange rate changes on cash	0.0	0.0	0.3	0.0	0.3

Change in cash	(0.0)	(11.2)	(0.4)	0.0	(11.6)
Cash, beginning of period	0.0	85.1	17.6	0.0	102.7

Cash, end of period	$(0.0)	$73.9	$17.2	$0.0	$91.1

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2013 compared with the three months ended March 31, 2012, and also a discussion of our financial condition as of March 31, 2013. This discussion and analysis should be read in conjunction with the attached unaudited interim Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 28, 2013, including the audited Consolidated Financial Statements and notes thereto.

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

Results of Operations

The following is a comparison of selected data from our operations:

	Three Months Ended March 31,
(in millions)	2013	2012
Gross written premiums	$438.2	$396.3

Earned premiums	$304.2	$277.3
Net investment income	27.9	31.4
Fee income, net	0.0	1.3
Net realized investment and other gains	9.5	13.1

Total revenue	$341.6	$323.1

Income before income taxes	$37.5	$28.1
Provision for income taxes	4.8	8.5

Net income	$32.7	$19.6

Loss ratio	57.0%	61.3%
Expense ratio	42.4%	42.1%

Combined ratio	99.4%	103.4%

The increase in consolidated gross written and earned premiums was primarily attributable to growth in our segments, excluding Commercial Specialty, resulting from our introduction of new products, increased renewals and moderate rate increases. Partially offsetting these increases were declines in gross written and earned premiums in the Commercial Specialty segment due to the planned exits from select lines.

The decline in consolidated net investment income was primarily attributable to a reduction in invested asset balances due to the transfer of certain invested assets as a result of a whole account quota share contract for our Syndicate 1200 segment, which was effective in December 2012. Additionally, consolidated net investment income was adversely impacted by declining yields.

The decline in consolidated net realized investment gains for the three months ended March 31, 2013 was attributable to the recognition of $4.8 million of other-than-temporary impairments on select equity and strategic investments. Consolidated net realized investment gains for the three months ended March 31, 2013, excluding the other-than-temporary impairments, were $14.3 million primarily within our fixed maturity and other invested assets portfolio.

We have purchased foreign currency 90 day forward contracts to manage currency exposure on losses related to the New Zealand and Japan earthquakes and Australian floods. The terms of these contracts give us flexibility to adjust the notional amount of the contracts based on payments made and changes in estimates of future losses. We do not apply hedge accounting to these contracts, and as a result, all gains (losses) are recognized in net realized investment gains. For the three months ended March 31, 2013 we recognized $0.5 million in foreign currency exchange gains related to the loss reserves recorded for these events, which were offset by $0.7 million in realized losses from the currency forward contracts. For the three months ended March 31, 2012 we recognized $2.3 million in foreign currency exchange losses related to the loss reserves recorded for these events and an additional $0.1 million in realized losses from the currency forward contracts.

Consolidated losses and loss adjustment expenses were $170.5 million and $165.8 million for the three months ended March 31, 2013 and 2012, respectively. Included in losses and loss adjustment expenses for the three months ended March 31, 2013 and 2012 was $1.9 million and $4.1 million, respectively, in catastrophe losses resulting from storm activity in the United States. Included in losses and loss adjustment expenses for the three months ended March 31, 2013 was $4.5 million in net favorable loss reserve development on prior accident years compared to $3.3 million in net favorable loss reserve development on prior accident years for the same period in 2012. The following table summarizes the reserve development as respects prior year loss reserves by line of business for the three months ended March 31, 2013:

(in millions)	2012 Net Reserves	Net Reserve Development (Favorable)/Unfavorable	Percent of 2012 Net Reserves
General liability	$919.9	$(5.0)	-0.5%
Workers compensation	365.3	0.2	0.1%
Commercial multi-peril	195.2	(1.3)	-0.7%
Commercial auto liability	165.1	3.3	2.0%
Reinsurance - nonproportional assumed property	122.9	1.5	1.2%
Special property	21.6	(0.2)	-0.9%
Syndicate 1200 property	140.1	(1.7)	-1.2%
Syndicate 1200 liability	122.5	(0.1)	-0.1%
All other lines	58.3	(1.2)	-2.1%

Total	$2,110.9	$(4.5)	-0.2%

In determining appropriate reserve levels at March 31, 2013, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for loss and loss adjustment expenses and record our best estimate. Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data. These modifications to the analysis varied depending on whether the line of business was short-tailed or long-tailed and also varied by accident year. While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent years, this does not infer that more recent accident years’ reserves also will develop favorably; pricing, reinsurance costs, the legal environment, general economic conditions including changes in inflation and many other factors impact management’s ultimate loss estimates.

When determining reserve levels, we recognize that there are several factors that present challenges and uncertainties to the estimation of loss reserves. Examples of these uncertainties include changes to the reinsurance structure and potential increases in inflation. Our net retained losses vary by product and they have generally increased over time. To properly recognize these uncertainties, actuarial reviews have given significant consideration to the paid and incurred Bornhuetter-Ferguson (“BF”) methodologies. Compared with other actuarial methodologies, the paid and incurred BF methods assign smaller weight to actual reported loss experience, with the greatest weight assigned to an expected or planned loss ratio. The expected or planned loss ratio has typically been determined using various assumptions pertaining to prospective loss frequency and loss severity. In setting reserves at March 31, 2013, we continued to consider the paid and incurred BF methods for recent years.

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

Consolidated loss reserves were $3,205.0 million (including $132.0 million of reserves attributable to the Syndicate 1200 segment’s trade capital providers), and $3,267.2 million (including $181.9 million of reserves attributable to the Syndicate 1200 segment’s trade capital providers) as of March 31, 2013 and 2012, respectively. Management has recorded its best estimate of loss reserves as of March 31, 2013 based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

In 2011, we entered into two reinsurance transactions with a special purpose reinsurance company which provided coverage through the issuance of two catastrophe bond transactions. The reinsurance transactions provide coverage for selected events. The initial catastrophe bond cover expired on December 31, 2012. In accordance with generally accepted accounting principles in the United States, we are accounting for these covers as derivatives, and as such, present the financial statement impact in a separate line item – “Other reinsurance-related expenses” - in the Consolidated Statements of Income. Other reinsurance-related expenses totaled $5.1 million and $6.9 million for the three months ended March 31, 2013 and 2012, respectively. As management views these coverages as reinsurance protection, we treat the financial statement effects of these covers as ceded premium for the purposes of calculating our loss, expense and combined ratios.

Consolidated underwriting, insurance and acquisition expenses were $126.7 million and $113.7 million for the three months ended March 31, 2013 and 2012, respectively. The increase in the dollar value of the expense was primarily attributable to increased acquisition costs due to the growth in premiums, coupled with a $5.5 million increase in equity compensation expenses due to the impact of the increase in our stock price on our cash-settled stock appreciation rights.

Consolidated interest expense was $4.9 million for the three months ended March 31, 2013 compared to $5.7 million for the same period in 2012. The decline in consolidated interest expense was the result of redemption of two fixed-rate junior subordinated debentures with the proceeds of the senior fixed rate notes, which bear a lower interest rate.

Consolidated foreign currency exchange gain for the three months ended March 31, 2013 was $3.1 million compared to a foreign currency exchange loss of $2.9 million for the same period ended 2012. The increase to a foreign currency exchange gain was due to the U.S Dollar strengthening against the currencies in which we transact our business.

The consolidated provision for income taxes was $4.8 million for the three months ended March 31, 2013 compared to $8.5 million consolidated income tax provision for the same period ended 2012. The consolidated income tax provision represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which they operate. Therefore, the consolidated provision for income taxes represents taxes on net income for our United States, United Kingdom, Belgium, Brazil, Ireland and Switzerland operations. For the three months ended March 31, 2013 our operations in the United States generated lower taxable income as compared to 2012, resulting in a lower effective tax rate. Additionally for the three months ended March 31, 2013, our Bermuda operations, which are not subject to income taxes, reported net income compared to a net loss for the same period ended 2012.

Segment Results

We are primarily engaged in writing property and casualty insurance and reinsurance. We have four ongoing reporting segments: Excess and Surplus Lines, Commercial Specialty, International Specialty and Syndicate 1200. Additionally, we have a Run-off Lines segment for products that we no longer underwrite.

In evaluating the operating performance of our segments, we focus on core underwriting and investing results before consideration of realized gains or losses from the sales of investments. Management excludes realized investment gains and losses from segment results, as decisions regarding the sales of investments are made at the corporate level. Although this measure of profit (loss) does not replace net income (loss) computed in accordance with GAAP as a measure of profitability, management uses this measure of profit (loss) to focus its reporting segments on generating operating income.

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

Excess and Surplus Lines. The following table summarizes the results of operations for the Excess and Surplus Lines segment for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(in millions)	2013	2012
Gross written premiums	$127.6	$107.3

Earned premiums	$105.1	$96.2
Losses and loss adjustment expenses	58.6	52.2
Other reinsurance-related expenses	1.2	0.0
Underwriting, acquisition and insurance expenses	40.7	35.8

Underwriting income	4.6	8.2
Net investment income	10.9	13.0
Interest expense	(1.6)	(2.3)

Income before income taxes	$13.9	$18.9

Loss ratio	56.5%	54.2%
Expense ratio	39.1%	37.3%

Combined ratio	95.6%	91.5%

The increase in gross written and earned premiums for the three months ended March 31, 2013 as compared to the same period in 2012 was primarily attributable to increased premium writings in our casualty, property and environmental business units. The Excess and Surplus Lines segment has introduced several new products during 2012 and into 2013 to focus on future growth and profitability.

The increase in the loss ratio to 56.5% for the three months ended March 31, 2013 from 54.2% for the same period in 2012 was primarily attributable to lower favorable development on prior year loss reserves and $0.8 million of catastrophe losses being recognized in 2013. Included in losses and loss adjustment expenses for the three months ended March 31, 2013 was $5.2 million favorable development in the Excess and Surplus Lines segment primarily caused by favorable development of $5.9 million in the general and products liability lines and $3.3 million in commercial multi-peril liability, partially offset with $4.0 million of unfavorable development in commercial automobile. Included in losses and loss adjustment expenses for the three months ended March 31, 2012 was $9.3 million of favorable reserve development resulting principally from $6.8 million of favorable development in the general and products liability lines of business and $1.9 million of favorable development in the automobile liability lines of business. Loss reserves were $1,208.7 million and $1,271.2 million at March 31, 2013 and 2012, respectively.

The increase in the expense ratio for the three months ended March 31, 2013 as compared to the same period in 2012 was primarily attributable increased equity compensation expense due to the increase in our stock price.

Commercial Specialty. The following table summarizes the results of operations for the Commercial Specialty segment for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(in millions)	2013	2012
Gross written premiums	$106.1	$107.7

Earned premiums	$75.2	$82.0
Losses and loss adjustment expenses	47.5	59.3
Other reinsurance-related expenses	0.3	0.0
Underwriting, acquisition and insurance expenses	26.4	28.7

Underwriting income (loss)	1.0	(6.0)
Net investment income	5.9	6.9
Interest expense	(0.9)	(1.4)
Fee income, net	(0.3)	0.2

Income (loss) before income taxes	$5.7	$(0.3)

Loss ratio	63.4%	72.4%
Expense ratio	35.2%	35.0%

Combined ratio	98.6%	107.4%

The decline in gross written and earned premiums for the three months ended March 31, 2013 as compared to the same period ended 2012 was primarily due to reduced writings in our retail business and public entity units due to a planned reduction in writings as we exited unprofitable accounts and implemented underwriting initiatives, partially offset by increasing rates. Additionally, gross written and earned premiums declined for our mining products due to reduced payrolls from our coal mining accounts. Partially offsetting these declines was increased gross written premiums in the surety products, as this business unit continues to expand.

The decline in the loss ratio for the three months ended March 31, 2013 as compared to the same period in 2012 was primarily from decreased catastrophe losses due to storms in the United States and decreased unfavorable loss reserve development on prior accident years. Catastrophe losses for the three months ended March 31, 2013 were $1.1 million compared to $2.3 million for the same period in 2012. Losses and loss adjustment expenses for the three months ended March 31, 2013 included $1.1 million of net unfavorable development primarily driven by $2.2 million unfavorable development in general liability due to increases in claim severity, offset by $1.0 million favorable development in the surety line of business at Rockwood. Losses and loss adjustment expenses for the three months ended March 31, 2012 included $4.6 million of net unfavorable loss reserve development on prior accident years driven by $9.4 million of unfavorable development in general liability due to increases in claim severity and $0.9 million of unfavorable development in the automobile liability lines of business. Partially offsetting this unfavorable development was $4.5 million of favorable development in workers compensation and $1.2 million of favorable development in short-tail lines. Loss reserves were $648.3 million and $619.3 million at March 31, 2013 and 2012, respectively.

The decline in the dollar value of underwriting, acquisition and insurance expense was primarily attributable to decreased acquisition costs due to the decline in premiums. Increased expense associated with the equity compensation awards was partially offset by increased ceding commissions.

International Specialty: The following table summarizes the results of operations for the International Specialty segment for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(in millions)	2013	2012
Gross written premiums	$78.2	$57.6

Earned premiums	$32.7	$28.0
Losses and loss adjustment expenses	15.6	13.2
Other reinsurance-related expenses	1.5	2.3
Underwriting, acquisition and insurance expenses	12.3	9.8

Underwriting income	3.3	2.7
Net investment income	2.3	4.1
Interest expense	(0.8)	(1.0)

Income before income taxes	$4.8	$5.8

Loss ratio	50.1%	51.4%
Expense ratio	39.5%	38.2%

Combined ratio	89.6%	89.6%

Gross written and earned premiums increased for the quarter ended March 31, 2013 primarily as a result of the business unit in Brazil, and increases in our excess casualty and professional liability business. The increase was also due to continued growth from our excess casualty and professional liability business. Earned premiums for the property catastrophe reinsurance unit were $17.1 million for the quarter ended March 31, 2013, in-line with earned premiums for the same period in 2012. The excess casualty and professional lines business contributed earned premiums of $5.6 million for the quarter ended March 31, 2013 compared with $4.4 million for the same period in 2012. Earned premium for the business unit in Brazil was $10.0 million for the quarter ended March 31, 2013 compared with $6.5 million in 2012.

Losses and loss adjustment expenses for the quarter ended March 31, 2013 included $0.9 million of unfavorable prior year development. This was comprised of $1.3 million of unfavorable prior year development on the property catastrophe reinsurance unit, primarily due to crop loss, offset by $0.5 million of favorable prior year development on the professional liability business. There were no catastrophe losses reported in the quarter ended March 31, 2013. Included in losses and loss adjustment expenses for the three months ended March 31, 2012 were $1.7 million of losses resulting from tornadoes in the United States. Losses and loss adjustment expenses also included $0.2 million of favorable loss reserve development on prior accident years primarily within the long-tail professional liability lines. Loss reserves were $260.7 million and $253.6 million at March 31, 2013 and 2012, respectively.

The increase in the expense ratio for 2013 as compared to 2012 was primarily attributable to $5.6 million in expenses for the business unit in Brazil and expansion of our excess casualty and professional liability franchises.

Syndicate 1200: The following table summarizes the results of operations for the Syndicate 1200 segment for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(in millions)	2013	2012
Gross written premiums	$126.1	$123.1

Earned premiums	$90.9	$71.1
Losses and loss adjustment expenses	47.8	39.1
Other reinsurance-related expenses	1.6	1.9
Underwriting, acquisition and insurance expenses	35.5	32.5

Underwriting income (loss)	6.0	(2.4)
Net investment income	2.8	3.9
Interest expense	(0.7)	(0.9)
Fee income, net	0.3	1.1

Income before income taxes	$8.4	$1.7

Loss ratio	53.5%	56.5%
Expense ratio	39.8%	46.9%

Combined ratio	93.3%	103.4%

In 2013 we have maintained our participation in Syndicate 1200 at 79%. For the three months ended March 31, 2013 and 2012, the property division wrote $56.5 million and $60.2 million of gross written premiums, respectively. Gross written premiums in the property division are lower than previous year by $3.7 million in continuation of our strategy to reduce our exposure to international property. This reduction has been offset by increased writings in the property facultative lines. The casualty division wrote $49.7 million and $48.7 million for the same periods. Gross written premiums increased for the three months ended March 31, 2013 as compared to the same period in 2012 due to increasing our exposure in general liability and Directors and Officers business offset by a reduction on international casualty treaty business. For the three months ended March 31, 2013 and 2012, the specialty division wrote $12.0 million and $9.3 million, respectively, and the aerospace division wrote $7.8 million and $4.9 million, respectively. The increase in the specialty division is due to increases in cargo business. Aerospace premiums increased for space and general aviation as we continue to grow these lines. The increase in earned premiums in 2013 as compared to 2012 was primarily attributable to the increase in gross written premiums discussed above.

Losses and loss adjustment expenses are reported net of losses ceded to the trade capital providers. Included in losses and loss adjustment expenses for the three months ended March 31, 2013 were current accident year losses of $2.0 million resulting from a satellite loss. Partially offsetting these current accident year losses was $2.2 million favorable development in the Syndicate 1200 segment driven by favorable development in property facultative and North American binder business. Included in losses and loss adjustment expenses for the three months ended March 31, 2012 was $0.4 million in net favorable loss reserve development primarily attributable to favorable development in the property facultative class of business as a claim relating to Hurricane Ike. Partially offsetting this was unfavorable development in the international property treaty class of business due to deterioration in one cedant relating to the 2011 Japan earthquake, and unfavorable development in the non-catastrophe professional indemnity, general liability and binder classes of business due to poorer than expected claims experience.

Loss reserves as of March 31, 2013 were $738.8 million which includes $132.0 million attributable to trade reinsurers, compared to $730.5 million which includes $135.0 million of reserves attributable to the trade capital providers as of March 31, 2012.

The decrease in the expense ratio for the three months ended March 2013 as compared to the same periods in 2012 was primarily attributable to a change in business mix.

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

The following table summarizes the results of operations for the Run-off Lines segment:

	Three Months Ended March 31,
(in millions)	2013	2012
Earned premiums	$0.3	$0.0
Losses and loss adjustment expenses	1.0	2.0
Underwriting, acquisition and insurance expenses	2.1	1.2

Underwriting loss	(2.8)	(3.2)
Net investment income	2.8	3.5
Interest expense	(0.4)	(0.7)

Loss before income taxes	$(0.4)	$(0.4)

Earned premiums for the Run-off Lines segment are due to adjustments resulting from final audits, reinstatement premiums and other adjustments on policies previously written.

Losses and loss adjustment expenses for the three months ended March 31, 2013 included $0.9 million unfavorable development primarily attributable to $0.7 million unfavorable development related to commutations. Losses and loss adjustment expenses for the three months ended March 31, 2012 included $2.0 million of net unfavorable loss reserve development on prior accident years due to strengthening the reserve for unallocated loss adjustment expenses. Loss reserves for the Run-off Lines were as follows:

	Three Months Ended March 31,
(in millions)	2013		2012
	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$64.6	$58.9	$75.3	$68.2
Incurred losses	0.7	0.7	0.0	0.0
Losses paid	(3.3)	(2.9)	(2.3)	(2.5)

Loss reserves - asbestos and environmental, end of the period	62.0	56.7	73.0	65.7
Risk management reserves	266.6	186.9	290.8	203.4
Run-off reinsurance reserves	13.8	13.8	22.4	22.4
Other run-off lines	6.1	5.5	7.2	6.7

Total loss reserves - Run-off Lines	$348.5	$262.9	$393.4	$298.2

Underwriting, acquisition and insurance expenses for the Run-off segment consists primarily of administrative expenses. The increase in the expense for the three months ended March 31, 2013 as compared to the same period ended 2012 was primarily attributable to increased overhead allocations. Additionally, expense for the three months ended March 31, 2012 was reduced by the collection of a reinsurance recovery balance previously written off.

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

For the three months ended March 31, 2013, net cash used by operating activities increased to $84.0 million, compared to $6.0 million for the same period in 2012, primarily attributable to the partial settlement of a whole account quota share contract covering the Syndicate 1200 segment loss reserves for the 2009 and prior years of account. The source of the cash used to settle this reinsurance payable was the sale of fixed maturity assets, and is included in the cash from investing activities section of our Statements of Cash Flows.

From January 1, 2013 through March 31, 2013, we repurchased 325,825 shares of our common stock at an average price of $37.71 for a total cost of $12.3 million. From April 1, 2013 through May 1, 2013, we repurchased an additional 148,707 shares of our common stock at an average price of $40.59 for a total cost of $6.0 million. Since 2008, when we first began buying back our common shares, through May 1, 2013, we have repurchased 6,934,145 shares of our common stock at an average price of $32.28 for a total cost of $223.7 million.

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

On February 15, 2013, our Board of Directors declared a quarterly cash dividend in the amount of $0.15 on each share of common stock outstanding. On March 15, 2013, we paid $3.7 million to our shareholders of record on March 1, 2013.

On May 7, 2013, our Board of Directors declared a 10% stock dividend, payable on June 17, 2013, to shareholders of record at the close of business on June 3, 2013. Shareholders will receive cash in lieu of fractional shares. In addition, the Board of Directors approved the regular quarterly cash dividend of 15 cents per share on our common stock, on a post-stock dividend basis. The cash dividend will be paid on June 20, 2013, to shareholders of record at the close of business on June 3, 2013.

Refer to Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2012 that Argo Group filed with the Securities and Exchange Commission on February 28, 2013 for further discussion on Argo Group’s liquidity.

Recent Accounting Standards and Critical Accounting Estimates

New Accounting Standards

The discussion of the adoption and pending adoption of recently issued accounting policies is included in Note 2, “Recently Issued Accounting Standards,” in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 - “Consolidated Financial Statements (unaudited).”

Critical Accounting Estimates

Refer to “Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 that we filed with the Securities and Exchange Commission on February 28, 2013 for information on accounting policies that we consider critical in preparing our consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.

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

We are not engaged in a trade or business in the United States or the United Kingdom and, accordingly, do not expect to be subject to direct United States or United Kingdom income taxation.

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

As shown on the accompanying table, our fixed maturities portfolio is diversified among different types of investments. The securities are rated by one or more National Recognized Statistical Rating Organizations, (i.e., Standard & Poor’s, Moody’s Investors Services, Inc., and Fitch Ratings, Ltd). If a security has two ratings, the lower rating is used, and if a security has three ratings, the middle rating is used in the preparation of this table. At March 31, 2013, our fixed maturities portfolio had a weighted average rating of AA-, with 79.7% ($2.4 billion fair value) rated A or better, and 41.5% ($1.2 billion fair value) rated AAA. Our portfolio included 6.5% ($192.4 million fair value) of less than investment grade (BB+ or lower) fixed maturities at March 31, 2013. We do not own any fixed maturity sovereign securities issued by Portugal, Ireland, Italy, Greece, or Spain.

(in millions)	Fair Value AAA	Fair Value AA	Fair Value A	Fair Value Other	Total
USD denominated:
U.S. Governments	$354.7	$3.9	$0.8	$1.4	$360.8
Non-U.S. Governments	6.0	4.9	4.5	40.3	55.7
Obligations of states and political subdivisions	139.8	406.4	107.0	4.4	657.6
Credit-Financial	6.0	45.6	222.4	105.8	379.8
Credit-Industrial	4.5	10.9	127.0	277.7	420.1
Credit-Utility	0.0	16.1	38.5	137.8	192.4
Structured securities:
CMO/MBS-agency	349.0	0.0	0.0	0.0	349.0
CMO/MBS-non agency	0.0	2.5	2.5	7.5	12.5
CMBS	95.9	5.4	13.1	3.2	117.6
ABS-residential	1.0	0.0	0.0	7.7	8.7
ABS-non residential	89.4	0.8	0.2	2.9	93.3
Foreign denominated:
Governments	165.1	24.9	5.4	5.8	201.2
Credit	22.7	33.8	59.3	8.1	123.9

Total fixed maturities	$1,234.1	$555.2	$580.7	$602.6	$2,972.6

Foreign Currency Risk

We have exposure to foreign currency risk in both our insurance contracts and our invested assets. Some of our insurance contracts provide that ultimate losses may be payable in various foreign currencies. Foreign currency exchange rate risk exists where we do not have cash or securities denominated in the currency for which we will ultimately pay the claims. Thus, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance polices that are payable in foreign currencies with cash and investments that are denominated in such currencies. In certain instances, we use foreign exchange forward and put option contracts to mitigate this risk. Due to the extended time frame for settling the claims plus the fluctuation in currency exchange rates, the potential exists for us to realize gains and or losses related to foreign exchange rates. In addition, we may experience foreign currency gains or losses related to exchange rate fluctuations in operating expenses as certain operating costs are payable in currencies other than the U.S. Dollar. For the three months ended March 31, 2013, we recorded realized gains of $3.1 million from movements in foreign currency rates on our insurance operations, realized losses of $3.7 million from movements on foreign currency rates in our investment portfolio, and realized losses of $0.6 million from the currency forward contracts. In addition, we had unrealized losses at March 31, 2013 of $8.3 million on foreign currency rates in our investment portfolio, which is recorded in other comprehensive income. These losses are principally related to weakening of non-U.S. Dollar denominated investment exchange rates to the U.S. Dollar.

We enter into short-term, currency spot and forward contracts designed to mitigate foreign exchange rate exposure for certain non-U.S. Dollar denominated fixed maturity investments. The forward contracts used are typically less than sixty days and are renewed at the discretion of the investment manager, as long as the non-U.S. Dollar denominated higher yielding fixed maturities investments are held in the portfolio. Forward contracts are designated as hedges for accounting purposes. The net realized effect on income for the three months ended March 31, 2013 was not material.

Item 4.	Controls and Procedures

Argo Group, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2013. In designing and evaluating these disclosure controls and procedures, Argo Group and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by Argo Group in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the internal control over financial reporting made during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

Item 1a.	Risk Factors

See “Risk Factors” in the Argo Group Annual Report on Form 10-K for the year ended December 31, 2012 for a detailed discussion of the risk factors affecting the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

On February 18, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2011 Repurchase Authorization”). The 2011 Repurchase Authorization supersedes the repurchase authorization approved on November 13, 2007 by the Board of Directors. Excluding the shares surrendered by employees in payment for the minimum required withholding taxes due to the vesting of restricted stock units, during the three months ended March 31, 2013, we repurchased 325,825 shares at a cost of $12.3 million.

As of March 31, 2013, we had repurchased a total of 6,785,438 of our common shares (total of $217.8 million repurchased) since the inception of the buy-back program in 2007. Shares of stock repurchased will be held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981.

The following table provides information with respect to shares of our common stock that were repurchased or surrendered during each of the three months ended March 31, 2013:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
January 1 through January 31, 2013	171,480	$35.41	171,480	$64,886,276
February 1 through February 28, 2013	—	$—	—	$64,886,276
March 1 through March 31, 2013	226,629	$40.06	154,345	$58,670,538

Total	398,109	$38.06	325,825

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting of shares under the various employees equity compensation plans. For the three months ended March 31, 2013, we received 11,671 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due to the vesting of non-vested shares. Additionally, for the three months ended March 31, 2013, we received 60,613 shares of our common stock that were surrendered by an employee to net settle an option exercise. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Departure of Barbara Bufkin

On May 9, 2013, the Company announced that Barbara Bufkin, the Executive Vice President, Business Development, would leave the Company effective as of June 15, 2013. In connection with Ms. Bufkin’s resignation, the Company and Ms. Bufkin entered into a Separation Agreement and General Release (the “Separation Agreement”) on May 8, 2013, which superseded and replaced the Executive Employment Agreement between the Company and Ms. Bufkin, dated March 10, 2011.

Under the terms of the Separation Agreement, Ms. Bufkin agreed to repay the Company $93,000 by June 15, 2013 in accordance with the terms of the March 10, 2011 letter agreement between the Company and Ms. Bufkin (the “Letter Agreement”). The final installment of 3,205 restricted shares granted to Ms. Bufkin pursuant to the Letter Agreement and scheduled to vest on March 10, 2014 will be forfeited by Ms. Bufkin, and the second installment of 3,205 restricted shares will vest in accordance with the terms of the Letter Agreement.

Ms. Bufkin also agreed to certain noncompete and nonsolicit obligations for one year after the termination of her employment, along with ongoing confidentiality obligations and a release of claims as specified in the Separation Agreement.

A copy of the Separation Agreement is attached to this Form 10-Q as Exhibit 10.1 and is incorporated herein by reference. The foregoing summary of the terms and conditions of the Separation Agreement is qualified in its entirety by reference to Exhibit 10.1.

Submission of Matters to a Vote of Security Holders

The Company held its 2013 Annual General Meeting on May 7, 2013. At the 2013 Annual General Meeting, the Company’s shareholders (1) elected the Company’s four Class III director nominees to the Company’s board of directors, (2) voted for the Company’s executive compensation on a non-binding, advisory basis, and (3) approve Ernst & Young LLP’s appointment as the Company’s independent auditors for the fiscal year ending December 31, 2013.

The results of each vote, including the number of abstentions and broker non-votes, are set forth below for each matter brought to a shareholder vote at the 2013 Annual General Meeting.

				Broker
Director	For	Against	Abstentions	Non-Votes
F. Sedgwick Browne	21,230,424	407,957	35,916	1,290,093
Hector DeLeon	21,223,470	414,211	36,616	1,290,093
Kathleen A. Nealon	21,016,130	608,281	49,886	1,290,093
John H. Tonelli	21,014,435	608,909	50,953	1,290,093

				Broker
	For	Against	Abstentions	Non-Votes
Advisory Approval of Executive Compensation	21,019,685	436,572	218,040	1,290,093

				Broker
	For	Against	Abstentions	Non-Votes
Appointment of Independent Auditors	22,907,014	21,882	35,494	—

Item 6.	Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index of this Form 10-Q, which immediately precedes such exhibits, and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Separation Agreement and General Release, dated May 8, 2013, between Argo Group International Holdings, Ltd. and Barbara C. Bufkin.

12.1	Statements of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Financial Officer

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema Document

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

+	This exhibit shall be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

May 9, 2013	By:	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

May 9, 2013	By:	/s/ Jay S. Bullock
Jay S. Bullock
Executive Vice President and Chief Financial Officer