Form 10-Q
period 2013-06-30
Argo Group International Holdings, Ltd.
filed 2013-08-09
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding (net of treasury shares) of each of the issuer’s classes of common shares as of July 31, 2013

Title	Outstanding
Common Shares, par value $1.00 per share	26,663,066

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	June 30, 2013	December 31, 2012*
	(Unaudited)
Assets
Investments:
Fixed maturities, at fair value:
Available-for-sale (cost: 2013 - $2,752.9; 2012 - $2,993.1)	$2,794.6	$3,154.0
Equity securities, at fair value (cost: 2013 - $414.1; 2012 - $383.5)	599.7	531.4
Other investments (cost: 2013 - $313.7; 2012 - $284.8)	311.6	281.0
Short-term investments, at fair value (cost: 2013 - $279.7; 2012 - $234.3)	279.5	234.3

Total investments	3,985.4	4,200.7

Cash	102.0	95.8
Accrued investment income	27.4	30.3
Premiums receivable	448.6	361.0
Reinsurance recoverables	1,249.7	1,320.9
Goodwill	153.8	153.8
Intangible assets, net of accumulated amortization	88.7	91.5
Current income taxes receivable, net	8.9	12.9
Deferred acquisition costs, net	111.9	99.4
Ceded unearned premiums	239.7	193.6
Other assets	159.2	129.0

Total assets	$6,575.3	$6,688.9

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$3,233.9	$3,223.5
Unearned premiums	809.7	730.2
Accrued underwriting expenses	123.7	105.0
Ceded reinsurance payable, net	420.7	612.1
Funds held	32.0	33.7
Senior unsecured fixed rate notes	143.8	143.8
Other indebtedness	64.0	63.8
Junior subordinated debentures	193.3	193.3
Deferred tax liabilities, net	29.0	43.8
Other liabilities	34.1	25.6

Total liabilities	5,084.2	5,174.8

Shareholders’ equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 33,970,108 and 31,384,271 shares issued at June 30, 2013 and December 31, 2012, respectively	34.0	31.4
Additional paid-in capital	823.6	722.7
Treasury shares (7,213,189 and 6,459,613 shares at June 30, 2013 and December 31, 2012, respectively)	(235.6)	(205.5)
Retained earnings	733.5	776.0
Accumulated other comprehensive income, net of taxes	135.6	189.5

Total shareholders’ equity	1,491.1	1,514.1

Total liabilities and shareholders’ equity	$6,575.3	$6,688.9

*	Derived from audited consolidated financial statements

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Premiums and other revenue:
Earned premiums	$327.5	$290.2	$631.7	$567.5
Net investment income	25.3	30.0	53.2	61.4
Fee income, net	0.2	0.5	0.2	1.8
Net realized investment gains (losses)	11.0	(2.7)	20.5	10.4

Total revenue	364.0	318.0	705.6	641.1

Expenses:
Losses and loss adjustment expenses	192.7	175.8	363.2	341.6
Other reinsurance-related expenses	4.7	6.9	9.8	13.8
Underwriting, acquisition and insurance expenses	124.6	114.6	251.3	228.3
Interest expense	5.1	5.5	10.0	11.2
Foreign currency exchange (gain) loss	(5.9)	(9.8)	(9.0)	(6.9)

Total expenses	321.2	293.0	625.3	588.0

Income before income taxes	42.8	25.0	80.3	53.1
Provision for income taxes	11.1	1.0	15.9	9.5

Net income	$31.7	$24.0	$64.4	$43.6

Net income per common share:
Basic	$1.18	$0.85	$2.37	$1.53

Diluted	$1.13	$0.84	$2.29	$1.51

Dividend declared per common share:	$0.15	$0.12	$0.30	$0.24

Weighted average common shares:
Basic	26,962,397	28,254,520	27,103,917	28,525,400

Diluted	28,009,590	28,679,480	28,082,545	28,905,574

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net realized investment gains (losses) before other-than-temporary impairment losses	$11.4	$(1.9)	$25.7	$11.3

Other-than-temporary impairment losses recognized in earnings
Other-than-temporary impairment losses on fixed maturities	(0.3)	(0.3)	(0.3)	(0.3)
Other-than-temporary impairment losses on equity securities	(0.1)	(0.5)	(1.5)	(0.6)
Other-than-temporary impairment losses on other investments	0.0	0.0	(3.4)	0.0
Non-credit portion of losses recognized in other comprehensive income	0.0	0.0	0.0	0.0

Impairment losses recognized in earnings	(0.4)	(0.8)	(5.2)	(0.9)

Net realized investment gains (losses)	$11.0	$(2.7)	$20.5	$10.4

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$31.7	$24.0	$64.4	$43.6

Other comprehensive (loss) income:
Foreign currency translation adjustments	(1.9)	(4.4)	(1.9)	(3.3)
Defined benefit pension plan:
Net loss arising during the period	0.0	(0.9)	0.0	(0.9)
Unrealized gains (losses) on securities:
Gains (losses) arising during the period	(82.2)	(10.1)	(58.0)	42.3
Reclassification adjustment for gains included in net income	(14.3)	(4.0)	(15.0)	(9.4)

Other comprehensive income (loss) before tax	(98.4)	(19.4)	(74.9)	28.7
Income tax provision related to other comprehensive income:
Defined benefit pension plan:
Net loss arising during the period	0.0	(0.3)	0.0	(0.3)
Unrealized gains (losses) on securities:
Gains (losses) arising during the period	(26.7)	(0.1)	(16.3)	14.1
Reclassification adjustment for gains included in net income	(4.8)	(1.2)	(4.7)	(2.8)

Income tax provision related to other comprehensive income (loss)	(31.5)	(1.6)	(21.0)	11.0

Other comprehensive (loss) income, net of tax	(66.9)	(17.8)	(53.9)	17.7

Comprehensive (loss) income	$(35.2)	$6.2	$10.5	$61.3

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$64.4	$43.6
Adjustments to reconcile net income to net cash used by operating activities:
Amortization and depreciation	18.7	16.3
Share-based payments expense	14.6	4.0
Deferred income tax provision, net	6.0	4.0
Net realized investment gains	(20.5)	(10.4)
Loss on disposals of fixed assets, net	0.0	0.2
Change in:
Accrued investment income	2.9	1.4
Receivables	(17.7)	45.5
Deferred acquisition costs	(12.0)	(3.2)
Ceded unearned premiums	(47.2)	(35.7)
Reserves for losses and loss adjustment expenses	12.1	(78.8)
Unearned premiums	81.3	73.1
Ceded reinsurance payable and funds held	(192.5)	(82.8)
Income taxes	4.0	(10.4)
Accrued underwriting expenses	8.0	4.2
Other, net	(18.3)	0.6

Cash used by operating activities	(96.2)	(28.4)

Cash flows from investing activities:
Sales of fixed maturity investments	874.7	727.8
Maturities and mandatory calls of fixed maturity investments	210.9	205.9
Sales of equity securities	39.4	5.5
Sales of other investments	5.8	2.3
Purchases of fixed maturity investments	(833.1)	(781.8)
Purchases of equity securities	(64.4)	(73.6)
Purchases of other investments	(28.8)	(11.2)
Change in foreign regulatory deposits and voluntary pools	0.7	(13.0)
Change in short-term investments	(49.2)	(3.2)
Settlements of foreign currency exchange forward contracts	(2.7)	(0.8)
Purchases of fixed assets	(13.0)	(19.2)
Other, net	(0.4)	(0.3)

Cash provided by investing activities	139.9	38.4

Cash flows from financing activities:
Activity under stock incentive plans	1.5	0.2
Repurchase of Company’s common shares	(30.9)	(27.8)
Payment of cash dividend to common shareholders	(7.8)	(6.2)

Cash used by financing activities	(37.2)	(33.8)

Effect of exchange rate changes on cash	(0.3)	(1.3)

Change in cash	6.2	(25.1)
Cash, beginning of period	95.8	100.9

Cash, end of period	$102.0	$75.8

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

The interim financial information as of, and for the three and six months ended, June 30, 2013 and 2012 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation.

2.	Recently Issued Accounting Standards

In December 2011, with further clarification issued in January 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting update requiring disclosures about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This update is applicable to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending arrangements. The update was effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by this update should be provided retrospectively for all comparative periods presented. The adoption of this update did not have an impact on our financial results and disclosures.

In July 2012, the FASB issued an accounting update that allows an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If the more-likely-than-not threshold is met, an entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with accounting guidance. The update was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption was permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

In February 2013, the FASB issued an accounting update to improve the reporting of reclassifications out of accumulated other comprehensive income. An entity is required to report the effect of significant reclassifications, by component, out of accumulated other comprehensive income on the respective line items in net income if the item is required under GAAP to be reclassified in its entirety in the same reporting period. The required disclosures of the update are allowed either in the Statement of Income or in the notes. The amendments in the update were effective for reporting periods beginning after December 15, 2012. See Note 6, “Accumulated Other Comprehensive Income” for the required disclosures.

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

Composition of Invested Assets

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments as of June 30, 2013 and December 31, 2012 were as follows:

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(in millions)
Fixed maturities
USD denominated:
U.S. Governments	$302.1	$3.8	$0.6	$305.3
Non-U.S. Governments	58.0	0.4	2.9	55.5
Obligations of states and political subdivisions	641.1	26.6	12.0	655.7
Credit-Financial	368.1	14.5	3.7	378.9
Credit-Industrial	389.1	16.4	5.4	400.1
Credit-Utility	174.7	6.3	1.9	179.1
Structured securities:
CMO/MBS-agency (1)	289.3	11.1	2.7	297.7
CMO/MBS-non agency	9.5	0.9	0.0	10.4
CMBS (2)	107.6	3.6	1.5	109.7
ABS-residential (3)	8.6	0.2	0.5	8.3
ABS-non residential	80.7	0.6	0.3	81.0
Foreign denominated:
Governments	202.0	1.8	9.0	194.8
Credit	122.1	2.1	6.1	118.1

Total fixed maturities	2,752.9	88.3	46.6	2,794.6
Equity securities	414.1	190.3	4.7	599.7
Other investments	313.7	2.7	4.8	311.6
Short-term investments	279.7	0.0	0.2	279.5

Total investments	$3,760.4	$281.3	$56.3	$3,985.4

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(in millions)
Fixed maturities
USD denominated:
U.S. Governments	$401.1	$9.3	$0.0	$410.4
Non-U.S. Governments	53.1	3.6	0.1	56.6
Obligations of states and political subdivisions	551.7	44.9	0.5	596.1
Credit-Financial	382.4	25.7	0.7	407.4
Credit-Industrial	428.4	31.1	0.7	458.8
Credit-Utility	189.9	12.6	0.4	202.1
Structured securities:
CMO/MBS-agency (1)	375.1	20.2	0.2	395.1
CMO/MBS-non agency	12.5	1.0	0.2	13.3
CMBS (2)	109.5	5.7	0.2	115.0
ABS-residential (3)	10.1	0.2	0.8	9.5
ABS-non residential	81.3	1.2	0.0	82.5
Foreign denominated:
Governments	262.1	9.2	4.3	267.0
Credit	135.9	6.1	1.8	140.2

Total fixed maturities	2,993.1	170.8	9.9	3,154.0
Equity securities	383.5	153.0	5.1	531.4
Other investments	284.8	1.2	5.0	281.0
Short-term investments	234.3	0.1	0.1	234.3

Total investments	$3,895.7	$325.1	$20.1	$4,200.7

(1)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(2)	Commercial mortgage-backed securities (“CMBS”).
(3)	Asset-backed securities (“ABS”).

Included in total investments at June 30, 2013 and December 31, 2012 is $89.2 million and $143.9 million, respectively, of assets, at fair value, managed on behalf of the trade capital providers, who are third party capital participants that provide underwriting capital to our Syndicate 1200 segment.

Contractual Maturity

The amortized cost and fair values of fixed maturity investments as of June 30, 2013, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$203.5	$204.6
Due after one year through five years	1,041.7	1,052.8
Due after five years through ten years	727.0	750.0
Thereafter	285.0	280.1
Structured securities	495.7	507.1

Total	$2,752.9	$2,794.6

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Unrealized Losses and Other-Than-Temporary Impairments

An aging of unrealized losses on our investments at June 30, 2013 and December 31, 2012 is presented below:

June 30, 2013	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments	$66.8	$0.6	$0.0	$0.0	$66.8	$0.6
Non-U.S. Governments (1)	40.0	2.9	0.2	0.0	40.2	2.9
Obligations of states and political subdivisions	220.1	12.0	0.0	0.0	220.1	12.0
Credit-Financial	116.8	3.6	1.5	0.1	118.3	3.7
Credit-Industrial	123.6	5.3	0.1	0.1	123.7	5.4
Credit-Utility	46.5	1.9	0.0	0.0	46.5	1.9
Structured securities:
CMO/MBS-agency (1)	80.2	2.7	0.7	0.0	80.9	2.7
CMBS	31.2	1.5	0.0	0.0	31.2	1.5
ABS-residential	0.0	0.0	4.6	0.5	4.6	0.5
ABS-non residential	49.3	0.3	0.0	0.0	49.3	0.3
Foreign denominated:
Governments	173.2	9.0	0.0	0.0	173.2	9.0
Credit	110.7	6.1	0.0	0.0	110.7	6.1

Total fixed maturities	1,058.4	45.9	7.1	0.7	1,065.5	46.6
Equity securities	58.0	4.7	0.0	0.0	58.0	4.7
Other investments	(4.8)	4.8	0.0	0.0	(4.8)	4.8
Short-term investments	0.0	0.2	0.0	0.0	0.0	0.2

Total	$1,111.6	$55.6	$7.1	$0.7	$1,118.7	$56.3

(1)	Unrealized losses one year or greater are less than $0.1 million.

December 31, 2012	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments (1)	$11.9	$0.0	$0.0	$0.0	$11.9	$0.0
Non-U.S. Governments (2)	8.5	0.1	0.5	0.0	9.0	0.1
Obligations of states and political subdivisions	28.2	0.3	0.8	0.2	29.0	0.5
Credit-Financial	25.0	0.2	8.6	0.5	33.6	0.7
Credit-Industrial	32.2	0.4	3.0	0.3	35.2	0.7
Credit-Utility	8.4	0.2	0.8	0.2	9.2	0.4
Structured securities:
CMO/MBS-agency (2)	26.4	0.2	0.3	0.0	26.7	0.2
CMO/MBS-non agency	1.7	0.2	0.0	0.0	1.7	0.2
CMBS (1)	5.7	0.0	3.5	0.2	9.2	0.2
ABS-residential	0.0	0.0	3.9	0.8	3.9	0.8
ABS-non residential (1) (2)	13.7	0.0	0.2	0.0	13.9	0.0
Foreign denominated:
Governments (2)	180.5	4.3	0.3	0.0	180.8	4.3
Credit	76.3	1.8	0.0	0.0	76.3	1.8

Total fixed maturities	418.5	7.7	21.9	2.2	440.4	9.9
Equity securities	60.2	4.2	6.3	0.9	66.5	5.1
Other investments	11.6	5.0	0.0	0.0	11.6	5.0
Short-term investments	0.0	0.1	0.0	0.0	0.0	0.1

Total	$490.3	$17.0	$28.2	$3.1	$518.5	$20.1

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

We hold a total of 6,413 securities, of which 2,160 were in an unrealized loss position for less than one year and 18 were in an unrealized loss position for a period one year or greater as of June 30, 2013. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increased credit spreads, foreign currency fluctuations, and higher market yields relative to the date the securities were purchased, and for structured securities, by the performance of the underlying collateral as well. We also considered that we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. We do not consider these investments to be other-than-temporarily impaired at June 30, 2013.

We regularly evaluate our investments for impairment. For fixed maturity securities, the evaluation for a credit loss is generally based on the present value of expected cash flows of the security as compared to the amortized book value. For MBS and residential ABS securities, frequency and severity of loss inputs are used in projecting future cash flows of the securities. Loss frequency is measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. Loss severity includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. We recognized other-than-temporary losses on our fixed maturities portfolio of $0.3 million and $0.3 million for the three and six months ended June 30, 2013, respectively. We recognized other-than-temporary losses on our fixed maturities portfolio of $0.3 million and $0.3 million for the three and six months ended June 30, 2012, respectively. For equity securities and other investments, the length of time and the amount of decline in fair value are the principal factors in determining other-than-temporary impairment. We recognized other-than-temporary losses on our equity portfolio of $0.1 million and $1.5 million for the three and six months ended June 30, 2013, respectively. We recognized other-than-temporary losses on our equity portfolio of $0.5 million and $0.6 million for the three and six months ended June 30, 2012, respectively. We recognized other-than-temporary losses on our other investments of $0.0 and $3.4 million for the three and six months ended June 30, 2013. We did not recognize any other-than-temporary losses on our other investments in 2012. In situations where we did not recognize other-than-temporary losses on investments in our equity portfolio, we have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation have the ability and intent to hold these investments until a recovery of fair value.

Realized Gains and Losses

The following table presents the Company’s gross realized investment gains (losses) for the three and six months ended June 30:

(in millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Realized gains
Fixed maturities	$10.2	$7.2	$21.7	$15.5
Equity securities	7.2	0.2	7.7	0.2
Other investments	6.5	1.6	17.6	13.1
Short-term investments	0.0	0.1	0.1	0.3

Gross realized gains	23.9	9.1	47.1	29.1
Realized losses
Fixed maturities	(1.9)	(2.2)	(8.4)	(5.1)
Equity securities	(0.7)	(0.2)	(0.7)	(0.3)
Other investments	(9.8)	(8.3)	(12.1)	(12.1)
Short-term investments	(0.1)	(0.3)	(0.2)	(0.3)
Other-than-temporary impairment losses on fixed maturities	(0.3)	(0.3)	(0.3)	(0.3)
Other-than-temporary impairment losses on equity securities	(0.1)	(0.5)	(1.5)	(0.6)
Other-than-temporary impairment losses on other investments	0.0	0.0	(3.4)	0.0

Gross realized losses	(12.9)	(11.8)	(26.6)	(18.7)

Net realized investment (losses) gains	$11.0	$(2.7)	$20.5	$10.4

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

Foreign exchange long positions offset by foreign exchange forward contracts resulted in realized losses of less than $0.1 million for the three and six months ended June 30, 2013, respectively and $0.2 million and $0.2 million for the three and six months ended June 30, 2012, respectively, and are reflected in realized gains and losses in the Consolidated Statements of Income and in the table above. As of June 30, 2013 and 2012, we hedged $2.0 million and $2.3 million, respectively, of certain holdings in non-U.S. Dollar denominated fixed maturity investments with $1.9 million and $2.3 million, respectively, of foreign exchange contracts.

We also enter into foreign currency exchange forward contracts to manage currency exposure on losses related to global catastrophe events. These currency forward contracts are carried at fair value in the Consolidated Balance Sheets in “Other investments”. The realized and unrealized gains and losses are included in realized gains or losses in the Consolidated Statements of Income. The notional amount of the currency forward contracts was $68.2 million and $113.2 million as of June 30, 2013 and 2012, respectively. The fair value of the currency forward contracts was a loss of $4.8 million and a loss of $0.4 million as of June 30, 2013 and 2012, respectively. For the three and six months ended June 30, 2013 and 2012, we recognized $3.9 million and $4.6 million in net realized losses and $0.5 million and $3.9 million in net realized gains, respectively, from the currency forward contracts.

Regulatory Deposits, Pledged Securities and Letters of Credit

At June 30, 2013, the amortized cost and fair value of investments on deposit for regulatory purposes and reinsurance were $212.9 million and $221.9 million, respectively.

Investments with an amortized cost of $245.7 million and fair value of $247.9 million were pledged as collateral in support of irrevocable letters of credit at June 30, 2013. These assets support irrevocable letters of credit issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves in the amount of $68.4 million and $124.9 million for our Corporate member’s capital as security to support the underwriting business at Lloyd’s.

At June 30, 2013, our Corporate member’s capital supporting our Lloyd’s business consisted of:

Letters of credit	$124.9
Fixed maturities, at fair value	154.6
Short-term investments, at fair value	0.1

Total securities and letters of credit pledged to Lloyd’s	$279.6

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

We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of June 30, 2013. A description of the valuation techniques we use to measure assets at fair value is as follows:

Fixed Maturities (Available-for-Sale) Levels 1 and 2:

•

United States Treasury securities are typically valued using Level 1 inputs. For these securities, we obtain fair value measurements from third-party pricing services using quoted prices (unadjusted) in active markets at the reporting date.

•

United States Government agencies, non-U.S. Government securities, obligations of states and political subdivisions, credit securities and foreign denominated securities are reported at fair value using Level 2 inputs. For these securities, we obtain fair value measurements from third-party pricing services. Observable data may include dealer quotes, market spreads, yield curves, live trading levels, trade execution data, credit information and the security’s terms and conditions, among other things.

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

Equity Securities Level 2: We own interests in mutual funds that are reported at fair value using Level 2 inputs. The valuations are based on the funds’ net asset value per share, determined weekly or at the end of each month. The underlying assets in the funds are valued primarily on the basis of closing market quotations or official closing prices on each valuation day.

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

Other Assets Level 3: We have one reinsurance contract deemed a derivative in 2013 and two reinsurance contracts deemed derivatives in 2012. The fair values were estimated by management taking into account changes in the market for catastrophic bond reinsurance contracts with similar economic characteristics and potential recoveries from events preceding the valuation date. See Note 11 “Derivative Instruments” for related disclosures.

Transfers Between Level 1 and Level 2 Securities: There were no transfers between Level 1 and Level 2 securities during the three or six months ended June 30, 2013.

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 have been categorized as follows:

(in millions)	June 30, 2013	Fair Value Measurements at Reporting Date Using
		Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$305.3	$143.0	$162.3	$0.0
Non-U.S. Governments	55.5	0.0	55.5	0.0
Obligations of states and political subdivisions	655.7	0.0	655.7	0.0
Credit-Financial	378.9	0.0	378.9	0.0
Credit-Industrial	400.1	0.0	400.1	0.0
Credit-Utility	179.1	0.0	179.1	0.0
Structured securities:
CMO/MBS-agency	297.7	0.0	297.7	0.0
CMO/MBS-non agency	10.4	0.0	10.4	0.0
CMBS	109.7	0.0	109.7	0.0
ABS-residential	8.3	0.0	8.3	0.0
ABS-non residential	81.0	0.0	81.0	0.0
Foreign denominated:
Governments	194.8	0.0	194.8	0.0
Credit	118.1	0.0	118.1	0.0

Total fixed maturities	2,794.6	143.0	2,651.6	0.0
Equity securities	599.7	515.5	82.3	1.9
Other investments	126.4	0.0	126.4	0.0
Short-term investments	279.5	255.3	24.2	0.0
Other assets	3.3	0.0	0.0	3.3

	$3,803.5	$913.8	$2,884.5	$5.2

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

(in millions)	December 31, 2012	Fair Value Measurements at Reporting Date Using
		Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$410.4	$219.5	$190.9	$0.0
Non-U.S. Governments	56.6	0.0	56.6	0.0
Obligations of states and political subdivisions	596.1	0.0	596.1	0.0
Credit-Financial	407.4	0.0	407.4	0.0
Credit-Industrial	458.8	0.0	458.8	0.0
Credit-Utility	202.1	0.0	202.1	0.0
Structured securities:
CMO/MBS-agency	395.1	0.0	395.1	0.0
CMO/MBS-non agency	13.3	0.0	13.3	0.0
CMBS	115.0	0.0	115.0	0.0
ABS-residential	9.5	0.0	9.5	0.0
ABS-non residential	82.5	0.0	82.5	0.0
Foreign denominated:
Governments	267.0	0.0	267.0	0.0
Credit	140.2	0.0	140.2	0.0

Total fixed maturities	3,154.0	219.5	2,934.5	0.0
Equity securities	531.4	469.0	60.6	1.8
Other investments	132.0	0.0	132.0	0.0
Short-term investments	234.3	201.1	33.2	0.0
Other assets	6.9	0.0	0.0	6.9

	$4,058.6	$889.6	$3,160.3	$8.7

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

The fair value measurements in the tables above do not agree to “Total investments” on the Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting and include reinsurance contracts that are classified as Other assets.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 at June 30, 2013 and December 31, 2012 are as follows:

Fair Value Measurements Using Unobservable Inputs (Level 3)

(in millions)	Equity Securities	Other Assets	Total
Beginning balance, January 1, 2013	$1.8	$6.9	$8.7
Transfers into Level 3	0.0	0.0	0.0
Transfers out of Level 3	0.0	0.0	0.0
Total gains or losses (realized/unrealized):
Included in net income	0.0	0.0	0.0
Included in other comprehensive income	0.1	0.0	0.1
Purchases, issuances, sales, and settlements
Purchases	0.0	0.0	0.0
Issuances	0.0	0.0	0.0
Sales	0.0	0.0	0.0
Settlements	0.0	(3.6)	(3.6)

Ending balance, June 30, 2013	$1.9	$3.3	$5.2

Amount of total gains or losses for the period included in net income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2013	$0.0	$0.0	$0.0

Fair Value Measurements Using Unobservable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Other Assets	Total
Beginning balance, January 1, 2012	$0.7	$2.4	$9.0	$12.1
Transfers into Level 3	0.0	0.0	0.0	0.0
Transfers out of Level 3	0.0	0.0	0.0	0.0
Total gains or losses (realized/unrealized):
Included in net income	0.1	0.0	0.0	0.1
Included in other comprehensive income	0.0	0.0	0.0	0.0
Purchases, issuances, sales, and settlements
Purchases	0.0	0.0	0.0	0.0
Issuances	0.0	0.0	0.0	0.0
Sales	(0.8)	(0.6)	0.0	(1.4)
Settlements	0.0	0.0	(2.1)	(2.1)

Ending balance, December 31, 2012	$0.0	$1.8	$6.9	$8.7

Amount of total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2012	$0.0	$0.0	$0.0	$0.0

At June 30, 2013 and December 31, 2012, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.

4.	Shareholders’ Equity

On May 7, 2013, our Board of Directors declared a 10% stock dividend, payable on June 17, 2013, to shareholders of record at the close of business on June 3, 2013. As a result of the stock dividend, 2,447,839 additional shares were issued. Cash was paid in lieu of fractional shares of the Company’s common shares.

On May 7, 2013, our Board of Directors declared a quarterly cash dividend in the amount of $0.15 on each share of common stock outstanding, on a post-stock dividend basis. On June 20, 2013, we paid $4.1 million to our shareholders of record on June 3, 2013. On May 8, 2012, our Board of Directors declared a quarterly cash dividend in the amount of $0.12, on each share of common stock outstanding. On June 15, 2012, we paid $3.1 million to our shareholders of record on June 1, 2012.

For the six months ended June 30, 2013 and 2012, we have paid cash dividends totaling $7.8 million and $6.2 million to our shareholders.

On February 18, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2011 Repurchase Authorization”). The 2011 Repurchase Authorization supersedes the November 13, 2007 repurchase authorization, which also had authorized the repurchase of up to $150.0 million of our common shares. From inception of the repurchase authorizations through July 31, 2013, we have repurchased 7,313,792 shares of our common stock at an average price of $32.82 for a total cost of $240.0 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of July 31, 2013, availability under the 2011 Repurchase Authorization for future repurchases of our common shares was $36.4 million.

For the three and six months ended June 30, 2013, we repurchased a total of 427,751 and 753,576 common shares for $17.8 million and $30.1 million respectively. A summary of activity from January 1, 2013 through July 31, 2013 follows.

For the three and six months ended June 30, 2013, we repurchased 184,430 and 282,030 common shares on the open market for $7.8 million and $11.6 million, respectively. In 2013, we repurchased shares under Securities Exchange Act of 1934 Rule 10b5-1 trading plans as follows:

Date Trading Plan Initiated	2013 Purchase Period	Number of Shares Repurchased	Average Price of Shares Repurchased	Total Cost (in millions)	Repurchase Authorization Year
12/14/2012	01/01/13-01/17/13 (1)	171,480	$35.41	$6.0	2011
03/15/2013	03/16/13-05/01/13 (2)	205,452	$40.75	$8.3	2011
06/14/2013	06/18/13-07/31/13 (3)	195,217	$43.47	$8.5	2011

(1)

The above table only reflects the 2013 activity under this Rule 10b5-1 trading plan. In 2012, 117,663 shares were repurchased under this Rule 10b5-1 trading plan for a total cost of $3.9 million. Total shares repurchased in 2012 and 2013 under this Rule 10b5-1 trading plan are 289,143 shares at an average price of $34.58 for a total cost of $9.9 million.

(2)	Through March 31, 2013, 56,745 shares were repurchased at an average price of $41.17 for a total cost of $2.3 million.
(3)	Through June 30, 2013, 94,614 shares were repurchased at an average price of $42.26 for a total cost of $4.0 million.

5.	Net Income Per Common Share

The following table presents the calculation of net income per common share on a basic and diluted basis for the three and six months ended June 30, 2013 and 2012 (all balances have been adjusted to reflect the effects of the 10% stock dividend):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in millions, except number of shares and per share amounts)	2013	2012	2013	2012
Net income	$31.7	$24.0	$64.4	$43.6
Weighted average common shares outstanding - basic	26,962,397	28,254,520	27,103,917	28,525,400
Effect of dilutive securities
Equity compensation awards	1,047,193	424,960	978,628	380,174

Weighted average common shares outstanding - diluted	28,009,590	28,679,480	28,082,545	28,905,574

Net income per common share - basic	$1.18	$0.85	$2.37	$1.53

Net income per common share - diluted	$1.13	$0.84	$2.29	$1.51

Excluded from the weighted average common shares outstanding calculation at June 30, 2013 and 2012 are 7,213,189 shares and 5,912,227 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date. For the three and six months ended June 30, 2013, equity compensation awards to purchase 22,604 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2013 through 2020. For the three and six months ended June 30, 2012, equity compensation awards to purchase 1,314,243 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2013 through 2019.

6.	Accumulated Other Comprehensive Income

In February 2013, the FASB issued Accounting Standards Update 2013-02 that amends Accounting Standards Codification (“ASC”) 220, “Comprehensive Income.” See Note 2, “Recently Issued Accounting Standards” for additional information regarding the provisions of this update. Effective January 1, 2013, we adopted the update prospectively.

A summary of changes in accumulated other comprehensive income, net of taxes (where applicable) by component for the three and six months ended June 30, 2013 is presented in the following table:

(in millions)	Foreign currency translation adjustments	Unrealized holding gains on securities	Defined benefit pension plans	Total
Beginning balance, January 1, 2013	$(8.7)	$204.1	$(5.9)	$189.5

Other comprehensive income before reclassifications	0.0	(41.7)	0.0	(41.7)
Amounts reclassified from accumulated other comprehensive income	(1.9)	(10.3)	0.0	(12.2)

Net current-period other comprehensive income	(1.9)	(52.0)	0.0	(53.9)

Ending balance, June 30, 2013	$(10.6)	$152.1	$(5.9)	$135.6

The amounts reclassified from accumulated other comprehensive income shown in the above table have been included in the following captions in the Consolidated Statement of Income:

(in millions)	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
Unrealized gains and losses on securities
Net realized investment gains	$(14.3)	$(15.0)
Provision for income taxes	4.8	4.7

Net of taxes	$(9.5)	$(10.3)

7.	Commitments and Contingencies

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

Our income tax provision includes the following components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Current tax provision	$8.1	$1.9	$9.9	$5.5
Deferred tax provision related to:
Future tax deductions	2.0	(1.5)	4.4	2.9
Valuation allowance change	1.0	0.6	1.6	1.1

Income tax provision	$11.1	$1.0	$15.9	$9.5

Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the three and six months ended June 30, 2013 and 2012, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

	For the Three Months Ended June 30,
(in millions)	2013			2012
	Pre-tax income (loss)		Effective Tax Rate	Pre-tax income (loss)		Effective Tax Rate
Bermuda	$3.9		0.0%	$9.9		0.0%
United States	31.5		26.7%	8.3		9.7%
United Kingdom	10.7		25.9%	9.0		0.7%
Belgium	0.0	(1)	-39.0%	0.0	(1)	138.3%
Brazil	(2.9)		0.0%	(1.9)		-1.1%
Dubai	0.0		0.0%	0.1		0.0%
Ireland	0.0		0.0%	0.0		0.0%
Malta	(0.4)		0.0%	(0.4)		0.0%
Switzerland	0.0	(1)	22.2%	0.0	(1)	22.3%

Pre-tax income (loss)	$42.8			$25.0

(1)	Pre-tax income for the respective period was less than $0.1 million.

	For the Six Months Ended June 30,
(in millions)	2013			2012
	Pre-tax income (loss)		Effective Tax Rate	Pre-tax income (loss)	Effective Tax Rate
Bermuda	$20.0		0.0%	$10.2	0.0%
United States	49.0		23.7%	33.7	23.4%
United Kingdom	16.7		25.8%	13.7	11.0%
Belgium	0.0	(1)	-35.3%	0.1	50.5%
Brazil	(4.7)		0.0%	(3.5)	0.0%
Dubai	0.0		0.0%	0.1	0.0%
Ireland	0.0		0.0%	(0.1)	0.0%
Malta	(0.7)		0.0%	(1.1)	0.0%
Switzerland	0.0	(1)	19.6%	0.0 (1)	23.9%

Pre-tax income (loss)	$80.3			$53.1

(2)	Pre-tax income for the respective period was less than $0.1 million.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the three and six months ended June 30, 2013 and 2012 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Income tax provision at expected rate	$12.3	$4.4	$19.0	$13.7
Tax effect of:
Tax-exempt interest	(1.4)	(1.6)	(2.8)	(3.0)
Dividends received deduction	(0.5)	(0.5)	(1.1)	(0.9)
Valuation allowance change	1.0	0.6	1.6	1.1
Other permanent adjustments, net	0.0	0.2	(0.9)	0.7
Adjustment for annualized rate	(0.8)	0.2	(0.4)	0.0
United States state tax benefit	(0.1)	(0.1)	(0.3)	(0.2)
Other foreign adjustments	0.0	0.1	0.0	0.1
Foreign exchange adjustments	0.2	(2.3)	0.4	(2.0)
Foreign withholding taxes	0.4	0.0	0.4	0.0

Income tax provision	$11.1	$1.0	$15.9	$9.5

Income tax provision - Foreign	$2.7	$0.2	$4.3	$1.6
Income tax provision - United States Federal	8.2	1.1	11.7	8.3
Income tax benefit - United States State	(0.2)	(0.3)	(0.5)	(0.4)
Foreign withholding tax - United States	0.4	0.0	0.4	0.0

Income tax provision	$11.1	$1.0	$15.9	$9.5

Our net deferred tax assets (liabilities) are supported by taxes paid in previous periods, the reversal of the taxable temporary differences and the recognition of future income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, which is generally two years for net operating losses and three years for capital losses for our operations in the United States. At June 30, 2013, we had a total net deferred tax asset of $25.1 million prior to any valuation allowance. Management has concluded that a valuation allowance is required for a portion of the tax effected net capital loss carryforward of $30.2 million generated from the sale of PXRE Reinsurance Company, and a full valuation allowance is required for the tax effected net operating loss carryforward of $18.7 million from PXRE Corporation and for the tax effected net operating loss carryforward of $1.0 million from ARIS Title Insurance Corporation (“ARIS”). The capital loss carryforward generated from the sale of PXRE Reinsurance Company will expire if not utilized by December 31, 2013. Of the PXRE Corporation loss carryforwards, $17.2 million will expire if not utilized by December 31, 2025 and $1.5 million will expire if not utilized by December 31, 2027. The valuation allowances have been established as Internal Revenue Code Section 382 limits the application of net operating loss and net capital loss carryforwards following an ownership change. Accordingly, a valuation allowance of $54.1 million is required as of June 30, 2013. The loss carryforwards available per year are $2.8 million as required by Internal Revenue Code Section 382. For the six months ended June 30, 2013, the valuation allowance was reduced by $0.5 million pertaining to the use of the PXRE and ARIS loss carryforwards, was increased by $0.3 million pertaining to the Malta operations and was increased by $1.8 million pertaining to the Brazil operations.

We had no material unrecognized tax benefits as of June 30, 2013. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2009. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2011.

9.	Share-based Compensation

The fair value method of accounting is used for equity-based compensation plans. Under the fair value method, compensation cost is measured based on the fair value of the award at the measurement date and recognized over the requisite service period. We use the Black-Scholes model to estimate the fair values on the measurement date for share options and share appreciation rights (“SARs”). The Black-Scholes model uses several assumptions to value a share award. The volatility assumption is based on the historical change in Argo Group’s stock price over the previous five years preceding the measurement date. The risk-free rate of return assumption is based on the five-year U.S. Treasury constant maturity rate on the measurement date. The expected award life is based upon the average holding period over the history of the incentive plan. The following table summarizes the assumptions we used for the six months ended June 30, 2013 and 2012:

	2013	2012
Risk-free rate of return	1.45%	1.09%
Expected dividend yields	1.67%	1.67%
Expected award life (years)	5.02	5.03
Expected volatility	31.9%	32.6%

All outstanding awards were adjusted to reflect the 10% stock dividend, resulting in a 10% increase to the number of awards outstanding and a 9.09% reduction in the exercise price.

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

A summary of option activity under the 2007 Plan as of June 30, 2013, and changes during the six months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2013	418,325	$33.56
Granted	0	$0.00
Exercised	(52,803)	$32.16
Expired or forfeited	(44,830)	$34.22

Outstanding at June 30, 2013	320,692	$33.69

Options outstanding under this plan vested over a one to five year period, subject to continued employment. As of December 31, 2012, all options under this plan were fully vested. Expense recognized under this plan for share options was $0.5 million for the six months ended June 30, 2012. Compensation expense from all equity-based compensation awards is included in “Underwriting, acquisition and insurance expense” in the accompanying Consolidated Statements of Income.

A summary of restricted share activity under the 2007 Plan as of June 30, 2013, and changes during the six months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2013	236,139	$29.76
Granted	115,288	$37.86
Vested and issued	(53,034)	$30.36
Expired or forfeited	(8,769)	$31.39

Outstanding at June 30, 2013	289,624	$33.10

The restricted shares will vest over two to four years. Expense recognized under this plan for the restricted shares was $1.6 million and $0.8 million for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, there was $7.9 million of total unrecognized compensation cost related to restricted shares.

A summary of stock-settled SARs activity under the 2007 Plan as of June 30, 2013, and changes during the six months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2013	1,261,557	$27.04
Granted	332,004	$37.21
Exercised	(99,085)	$29.26
Expired or forfeited	(124,794)	$26.40

Outstanding at June 30, 2013	1,369,682	$29.35

The stock-settled SARs vest over a one to four year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. Expense recognized for the stock-settled SARs was $1.3 and $1.2 million for each of the six months ended June 30, 2013 and 2012. As of June 30, 2013, there was $5.6 million of total unrecognized compensation cost related to stock-settled SARs.

A summary of cash-settled SARs activity under the 2007 Plan as of June 30, 2013, and changes during the six months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2013	1,886,124	$27.35
Granted	556,598	$37.00
Exercised	(292,189)	$28.85
Expired or forfeited	(119,178)	$25.62

Outstanding at June 30, 2013	2,031,355	$30.15

The cash-settled SARs vest over a one to four year period. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We are accounting for the cash-settled SARs as liability awards, which require the awards to be revalued at each reporting period. Expense recognized for the cash-settled SARs was $11.0 million and $1.0 million for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, there was $14.0 million of total unrecognized compensation cost related to cash-settled SARs.

Argo Group International Holdings Ltd. Deferred Compensation Plan for Non-Employee Directors

In February 2008, the Board of Directors approved the Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors (“Directors Plan”), a non-funded and non-qualified deferred compensation plan. Under the Directors Plan, non-employee directors can elect each year to defer payment of 50% or 100% of their cash compensation payable during the next calendar year. During the time that the cash compensation amounts are deferred, such amounts are credited with interest earned at a rate two percent above the prime rate, to be re-set each May 1. In addition, the Directors Plan calls for us to grant a match equal to 75% of the cash compensation amounts deferred in the form of “Stock Units,” which provide directors with the economic equivalent of stock ownership and are credited as a bookkeeping entry to each director’s “Stock Unit Account.” Each Stock Unit is valued at the closing price of our common stock on the national exchange on which it is listed as of the date credited for all purposes under the Directors Plan and fluctuates daily thereafter on that same basis. Distributions from the Directors Plan will occur six months after the non-employee director ceases to be a member of the Board due to retirement or termination without cause or change in control, or immediately upon disability or death. The non-employee directors are responsible for all tax requirements on the deferred compensation and any related earnings. The Directors Plan provides for a Stock Unit Account to be established for each non-employee director upon their election to the Board and credits their account with an initial bookkeeping entry for 1,650 Stock Units. Under the Directors Plan, we recorded compensation expense of $1.2 million and $0.5 million for the six months ended June 30, 2013 and 2012, respectively.

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

A summary of option activity under the Amended Plan as of June 30, 2013, and changes during the six months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2013	210,097	$33.13
Granted	0	$0.00
Exercised	(90,368)	$29.04
Expired or forfeited	(38,415)	$48.71

Outstanding at June 30, 2013	81,314	$30.33

All options granted under the Amended Plan were fully vested in August 2011.

10.	Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”), net of reinsurance, to the gross amounts reported in the Consolidated Balance Sheets. Reinsurance recoverables in this note exclude paid loss recoverables of $127.4 million and $78.8 million as of June 30, 2013 and 2012, respectively:

	For the Six Months Ended June 30,
(in millions)	2013	2012
Net reserves beginning of the year	$2,110.9	$2,336.7
Add:
Net reserves from assumed retroactive insurance contract (1)	0.0	13.0
Losses and LAE incurred during current calendaryear, net of reinsurance:
Current accident year	380.5	349.0
Prior accident years	(17.3)	(7.4)

Losses and LAE incurred during calendar year, net of reinsurance	363.2	341.6

Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	73.5	60.2
Prior accident years	290.3	311.1

Losses and LAE payments made during current calendar year, net of reinsurance:	363.8	371.3

Change in participation interest (2)	10.4	(3.1)
Foreign exchange adjustments	(9.1)	(7.7)

Net reserves - end of period	2,111.6	2,309.2
Add:
Reinsurance recoverables on unpaid losses and LAE, end of period	1,122.3	913.9

Gross reserves - end of period	$3,233.9	$3,223.1

(1)	Amount represents reserves assumed resulting from participation in Brazilian Motor Third-Party Liability Insurance Pool effective January 1, 2012.
(2)	Amount represents (decrease) increase in reserves due to change in syndicate participation.

Included in losses and LAE for the six months ended June 30, 2013 was $17.3 million in favorable prior years’ loss reserve development comprised of the following: $14.4 million net favorable development in the Excess and Surplus Lines segment primarily caused by favorable development of $19.9 million in the general and products liability lines, partially offset with $4.7 million of unfavorable development in commercial automobile; $0.1 million of net unfavorable development in the Commercial Specialty segment, primarily driven by $7.0 million unfavorable development in general liability due to increases in claim severity and $2.1 million unfavorable development in automobile liability, offset by $5.9 million favorable development in short tail lines, $2.1 million favorable development in workers compensation and $0.8 million favorable development on an assumed Directors & Officers program; $0.6 million net unfavorable development in the International Specialty segment primarily driven by $3.8 million of unfavorable development from a marine industry loss warranty and crop losses and $0.4 million in unfavorable development in our Brazil unit, partially offset by $2.3 million of favorable development on professional lines due to favorable loss activity and $1.2 million on assumed contract from older years; $3.5 million net favorable development in the Syndicate 1200 segment driven by favorable development in various property classes, partially offset by unfavorable development in the onshore energy and liability classes of business; $0.1 million favorable development in the Runoff Lines segment primarily caused by favorable development related to the 2005 hurricanes, partially offset by unfavorable development related to commutations and the unwinding of the workers compensation reserve discount.

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

We recorded these contracts at fair value, and such fair value is included in “Other assets” in our Consolidated Balance Sheets with any changes in the value reflected in “Other reinsurance-related expenses” in the Consolidated Statements of Income. As there is no quoted fair value available for these derivatives, the fair value was estimated by management taking into account changes in the market for catastrophe bond reinsurance contracts with similar economic characteristics and potential recoveries from events preceding the valuation date. Included in “Other reinsurance-related expenses” for the three and six months ended June 30, 2013 was $4.7 million and $9.8 million, respectively, and $6.9 million and $13.8 million for the three and six months ended June 30, 2012. The expense in each respective period was due to the change in the fair value of the derivatives, principally due to the passage of the transaction’s risk coverage term. Included in “Other assets” in our Consolidated Balance Sheets were $3.3 million and $6.9 million, which represent the fair value of these contracts at June 30, 2013 and December 31, 2012, respectively.

The special purpose reinsurance company that is the counterparty to these transactions is a variable interest entity under the provisions of ASC Topic 810-10. Argo Group is not the primary beneficiary of this entity and is therefore not required to consolidate it in its consolidated financial statements.

12.	Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the three and six months ended June 30, 2013 and 2012 were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in millions)	2013	2012	2013	2012
Commissions	$65.6	$51.3	$117.5	$100.7
General expenses	66.7	61.5	135.4	122.0
Premium taxes, boards and bureaus	6.1	6.0	12.9	12.1

	138.4	118.8	265.8	234.8
Net (deferral) amortization of policy acquisition costs	(13.8)	(4.2)	(14.5)	(6.5)

Total underwriting, acquisition and insurance expenses	$124.6	$114.6	$251.3	$228.3

Included in general expenses for the three and six months ended June 30, 2013, was $4.5 million and $11.0 million in additional expense for our cash settled stock appreciation rights, due to the increase in our stock price.

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

Revenue and income (loss) before income taxes for each segment for the three and six months ended June 30, 2013 and 2012 were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in millions)	2013	2012	2013	2012
Revenue:
Earned premiums
Excess and Surplus Lines	$108.7	$98.5	$213.8	$194.7
Commercial Specialty	75.3	81.2	150.5	163.2
International Specialty	36.4	29.4	69.1	57.4
Syndicate 1200	107.4	80.4	198.3	151.5
Run-off Lines	(0.3)	0.7	0.0	0.7

Total earned premiums	327.5	290.2	631.7	567.5
Net investment income
Excess and Surplus Lines	11.2	13.0	22.1	26.0
Commercial Specialty	6.1	7.0	12.0	13.9
International Specialty	1.7	2.8	4.0	6.9
Syndicate 1200	2.8	3.7	5.6	7.6
Run-off Lines	2.8	3.5	5.6	7.0
Corporate and Other	0.7	0.0	3.9	0.0

Total net investment income	25.3	30.0	53.2	61.4
Fee income, net	0.2	0.5	0.2	1.8
Net realized investment gains (losses)	11.0	(2.7)	20.5	10.4

Total revenue	$364.0	$318.0	$705.6	$641.1

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in millions)	2013	2012	2013	2012
Income (loss) before income taxes
Excess and Surplus Lines	$16.7	$22.3	$30.6	$41.2
Commercial Specialty	1.5	(8.8)	7.2	(9.1)
International Specialty	2.8	9.6	7.6	15.4
Syndicate 1200	9.8	4.5	18.2	6.2
Run-off Lines	3.7	1.4	3.3	1.0

Total segment income before taxes	34.5	29.0	66.9	54.7
Corporate and Other	(2.7)	(1.3)	(7.1)	(12.0)
Net realized investment gains (losses)	11.0	(2.7)	20.5	10.4

Total income before income taxes	$42.8	$25.0	$80.3	$53.1

The table below presents earned premiums by geographic location for the three and six months ended June 30, 2013 and 2012. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that write the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Bermuda	$22.1	$28.6	$47.9	$50.9
Brazil	10.0	5.2	20.0	11.7
Malta	0.4	0.1	0.8	0.1
United Kingdom	111.3	75.9	198.3	146.2
United States	183.7	180.4	364.7	358.6

Total earned premiums	$327.5	$290.2	$631.7	$567.5

The following table represents identifiable assets as of June 30, 2013 and December 31, 2012:

(in millions)	June 30, 2013	December 31, 2012
Excess and Surplus Lines	$2,223.0	$2,206.7
Commercial Specialty	1,327.6	1,337.7
International Specialty	773.8	731.8
Syndicate 1200	1,667.8	1,811.4
Run-off Lines	521.9	516.5
Corporate and Other	61.2	84.8

Total	$6,575.3	$6,688.9

Included in total assets at June 30, 2013 and December 31, 2012 are $364.7 million and $505.7 million, respectively, in assets associated with trade capital providers.

14.	Supplemental Cash Flow Information

Income taxes paid. We paid income taxes of $5.0 million and $13.1 million during the three and six months ended June 30, 2013 and 2012, respectively.

Interest paid. Interest paid for the six months ended June 30, was as follows:

	For the Six Months Ended June 30,
(in millions)	2013	2012
Senior unsecured fixed rate notes	$4.7	$0.0
Junior subordinated debentures	3.8	9.4
Other indebtedness	0.5	1.6
Revolving credit facility	0.0	0.0

Total interest paid	$9.0	$11.0

15.	Disclosures about Fair Value of Financial Instruments

Cash. The carrying amount approximates fair value.

Investment securities and short-term investments. See Note 3, “Investments,” for additional information.

Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables approximates fair value. At June 30, 2013 and December 31, 2012, the carrying values of premiums receivable over 90 days were $23.2 million and $24.3 million, respectively. Included in “Reinsurance recoverables” in the

Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, are amounts that are due from third party trade capital providers associated with the operations of Argo Underwriting Agency Limited (“Argo International”). Upon settlement, the receivable is offset against the liability also reflected in the accompanying Consolidated Balance Sheets. At June 30, 2013 and December 31, 2012, the payable was in excess of the receivable. Of our paid losses on reinsurance recoverable balances, excluding amounts attributable to Argo International’s third party trade capital providers, at June 30, 2013 and December 31, 2012, the carrying values over 90 days were $17.1 million and $18.0 million, respectively. Our methodology for establishing our allowances for doubtful accounts includes specifically identifying all potential uncollectible balances regardless of aging. Any of the over 90 day balances, where collectability was deemed questionable, have been included in the allowances. At June 30, 2013 and December 31, 2012, the allowance for doubtful accounts for premiums receivable was $3.5 million and $2.5 million, respectively. The allowance for doubtful accounts for reinsurance recoverables on paid losses was $2.3 million and $2.2 million at June 30, 2013 and December 31, 2012, respectively. Premiums receivable over 90 days were secured by collateral in the amount of $0.7 million and $0.4 million at June 30, 2013 and December 31, 2012, respectively. Reinsurance recoverables on paid losses over 90 days were secured by collateral in the amount of $0.3 million at both June 30, 2013 and December 31, 2012.

At June 30, 2013 and December 31, 2012, the fair value of our Junior Subordinated Debentures, Senior unsecured fixed rate notes, and other indebtedness was estimated using appropriate market indices or quoted prices from external sources based on current market conditions.

A summary of our financial instruments whose carrying value did not equal fair value at June 30, 2013 and December 31, 2012 is shown below:

	June 30, 2013		December 31, 2012
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures	$193.3	$155.2	$193.3	$151.8

Senior unsecured fixed rate notes	143.8	141.2	143.8	143.2

Other indebtedness:
Floating rate loan stock	63.2	50.7	63.0	49.5
Note payable	0.8	0.6	0.8	0.6

	$401.1	$347.7	$400.9	$345.1

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

The following tables present condensed consolidating financial information at June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012, for Argo Group (the “Parent Guarantor”) and Argo Group US (the “Subsidiary Issuer”). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent

Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations, and cash flows of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2013

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$(3.8)	$2,715.8	$1,273.4	$0.0	$3,985.4
Cash	0.0	83.8	18.2	0.0	102.0
Premiums receivable	0.0	158.4	290.2	0.0	448.6
Reinsurance recoverables	0.0	1,179.3	70.4	0.0	1,249.7
Goodwill and other intangible assets	0.0	138.4	104.1	0.0	242.5
Current income taxes receivable, net	0.0	4.5	4.4	0.0	8.9
Deferred acquisition costs, net	0.0	54.0	57.9	0.0	111.9
Ceded unearned premiums	0.0	92.2	147.5	0.0	239.7
Other assets	5.8	115.2	65.6	0.0	186.6
Due from affiliates	0.0	1.6	(1.6)	0.0	0.0
Intercompany note receivable	0.0	121.1	(121.1)	0.0	0.0
Investments in subsidiaries	1,616.4	0.0	0.0	(1,616.4)	0.0

Total assets	$1,618.4	$4,664.3	$1,909.0	$(1,616.4)	$6,575.3

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$0.0	$2,209.6	1,024.3	$0.0	$3,233.9
Unearned premiums	0.0	422.0	387.7	0.0	809.7
Funds held and ceded reinsurance payable, net	0.0	617.9	(165.2)	0.0	452.7
Long-term debt	49.0	288.9	63.2	0.0	401.1
Current income taxes payable, net	0.0	0.0	0.0	0.0	0.0
Deferred tax liabilities, net	0.0	19.4	9.6	0.0	29.0
Accrued underwriting expenses and other liabilities	14.9	92.0	50.9	0.0	157.8
Due to affiliates	(6.1)	0.0	0.0	6.1	0.0
Intercompany note payable	69.5	0.0	0.0	(69.5)	0.0

Total liabilities	127.3	3,649.8	1,370.5	(63.4)	5,084.2

Total shareholders’ equity	1,491.1	1,014.5	538.5	(1,553.0)	1,491.1

Total liabilities and shareholders’ equity	$1,618.4	$4,664.3	$1,909.0	$(1,616.4)	$6,575.3

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

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2013

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$0.0	$108.3	$219.2	$0.0	$327.5
Net investment income	0.0	19.6	6.0	(0.3)	25.3
Fee income, net	0.0	(1.0)	1.2	0.0	0.2
Net realized investment gains	0.0	18.0	(7.0)	0.0	11.0

Total revenue	0.0	144.9	219.4	(0.3)	364.0

Expenses:
Losses and loss adjustment expenses	0.0	64.7	128.0	0.0	192.7
Other reinsurance-related expenses	0.0	1.4	3.3	0.0	4.7
Underwriting, acquisition and insurance expenses	6.3	43.5	74.8	0.0	124.6
Interest expense	0.8	3.9	0.7	(0.3)	5.1
Foreign currency exchange (gain) loss	0.1	0.0	(6.0)	0.0	(5.9)

Total expenses	7.2	113.5	200.8	(0.3)	321.2

(Loss) income before income taxes	(7.2)	31.4	18.6	0.0	42.8
Provision for income taxes	0.0	8.4	2.7	0.0	11.1

Net (loss) income before equity in earnings of subsidiaries	(7.2)	23.0	15.9	0.0	31.7
Equity in undistributed earnings of subsidiaries	38.9	0.0	0.0	(38.9)	0.0

Net income	$31.7	$23.0	$15.9	$(38.9)	$31.7

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF (LOSS) INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2012

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$0.0	$109.9	$180.3	$0.0	$290.2
Net investment income	0.0	22.3	7.7	0.0	30.0
Fee income, net	0.0	(0.2)	0.7	0.0	0.5
Net realized investment gains	0.0	(2.1)	(0.6)	0.0	(2.7)

Total revenue	0.0	129.9	188.1	0.0	318.0

Expenses:
Losses and loss adjustment expenses	0.0	74.4	101.4	0.0	175.8
Other reinsurance-related expenses	0.0	0.0	6.9	0.0	6.9
Underwriting, acquisition and insurance expenses	7.6	42.9	64.1	0.0	114.6
Interest expense	1.0	3.8	0.7	0.0	5.5
Foreign currency exchange (gain) loss	0.0	0.3	(10.1)	0.0	(9.8)

Total expenses	8.6	121.4	163.0	0.0	293.0

Income (loss) before income taxes	(8.6)	8.5	25.1	0.0	25.0
Provision for income taxes	0.0	0.9	0.1	0.0	1.0

Net income (loss) before equity in losses of subsidiaries	(8.6)	7.6	25.0	0.0	$24.0
Equity in undistributed losses of subsidiaries	32.6	0.0	0.0	(32.6)	0.0

Net income	$24.0	$7.6	$25.0	$(32.6)	$24.0

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$0.0	$216.0	$415.7	$0.0	$631.7
Net investment income	0.0	40.5	13.3	(0.6)	53.2
Fee income, net	0.0	(1.3)	1.5	0.0	0.2
Net realized investment gains	0.0	25.6	(5.1)	0.0	20.5

Total revenue	0.0	280.8	425.4	(0.6)	705.6

Expenses:
Losses and loss adjustment expenses	0.0	129.0	234.2	0.0	363.2
Other reinsurance-related expenses	0.0	2.9	6.9	0.0	9.8
Underwriting, acquisition and insurance expenses	12.5	92.2	146.6	0.0	251.3
Interest expense	1.6	7.6	1.4	(0.6)	10.0
Foreign currency exchange (gain) loss	0.0	0.2	(9.2)	0.0	(9.0)

Total expenses	14.1	231.9	379.9	(0.6)	625.3

(Loss) income before income taxes	(14.1)	48.9	45.5	0.0	80.3
Provision for income taxes	0.0	11.6	4.3	0.0	15.9

Net (loss) income before equity in earnings of subsidiaries	(14.1)	37.3	41.2	0.0	64.4
Equity in undistributed earnings of subsidiaries	78.5	0.0	0.0	(78.5)	0.0

Net income	$64.4	$37.3	$41.2	$(78.5)	$64.4

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF (LOSS) INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$0.0	$218.8	$348.7	$0.0	$567.5
Net investment income	0.0	44.2	17.2	0.0	61.4
Fee income, net	0.0	0.0	1.8	0.0	1.8
Net realized investment gains	0.0	7.5	2.9	0.0	10.4

Total revenue	0.0	270.5	370.6	—	641.1

Expenses:
Losses and loss adjustment expenses	0.0	142.9	198.7	0.0	341.6
Other reinsurance-related expenses	0.0	0.0	13.8	0.0	13.8
Underwriting, acquisition and insurance expenses	14.7	86.1	127.5	0.0	228.3
Interest expense	1.9	7.6	1.7	0.0	11.2
Foreign currency exchange (gain) loss	0.0	0.2	(7.1)	0.0	(6.9)

Total expenses	16.6	236.8	334.6	0.0	588.0

Income (loss) before income taxes	(16.6)	33.7	36.0	0.0	53.1
Provision for income taxes	0.0	7.9	1.6	0.0	9.5

Net income (loss) before equity in losses of subsidiaries	(16.6)	25.8	34.4	0.0	$43.6
Equity in undistributed losses of subsidiaries	60.2	0.0	0.0	(60.2)	0.0

Net income	$43.6	$25.8	$34.4	$(60.2)	$43.6

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$(7.4)	$(3.4)	$(85.4)	$0.0	$(96.2)

Cash flows from investing activities:
Proceeds from sales of investments	0.0	433.8	486.1	0.0	919.9
Proceeds from maturities and mandatory calls of investments	0.0	160.9	50.0	0.0	210.9
Purchases of investments	0.0	(538.6)	(387.7)	0.0	(926.3)
Change in short-term investments and foreign regulatory deposits	0.0	(12.8)	(35.7)	0.0	(48.5)
Settlements of foreign currency exchange forward contracts	(0.1)	0.0	(2.6)	0.0	(2.7)
Issuance of intercompany note, net	0.0	0.0	(14.0)	14.0	0.0
Other, net	(0.1)	0.9	(14.2)	0.0	(13.4)

Cash provided (used) by investing activities	(0.2)	44.2	81.9	14.0	139.9

Cash flows from financing activities:
Borrowings under intercompany note, net	14.0	0.0	0.0	(14.0)	0.0
Proceeds from issuance of senior unsecured fixed rate notes	0.0	0.0	0.0	0.0	0.0
Activity under stock incentive plans	1.4	0.0	0.1	0.0	1.5
Repurchase of Company’s common shares	0.0	(30.9)	0.0	0.0	(30.9)
Excess tax expense from share-based payment arrangements	0.0	0.0	0.0	0.0	0.0
Payment of cash dividend to common shareholders	(7.8)	0.0	0.0	0.0	(7.8)

Cash provided (used) by financing activities	7.6	(30.9)	0.1	(14.0)	(37.2)

Effect of exchange rate changes on cash	0.0	0.0	(0.3)	0.0	(0.3)

Change in cash	0.0	9.9	(3.7)	0.0	6.2
Cash, beginning of period	0.0	73.9	21.9	0.0	95.8

Cash, end of period	$0.0	$83.8	$18.2	$0.0	$102.0

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$(15.3)	$(26.8)	$13.7	$0.0	$(28.4)

Cash flows from investing activities:
Proceeds from sales of investments	0.0	391.2	344.4	0.0	735.6
Proceeds from maturities and mandatory calls of investments	0.0	126.8	79.1	0.0	205.9
Purchases of investments	0.0	(503.3)	(363.3)	0.0	(866.6)
Change in short-term investments and foreign regulatory deposits	(0.1)	43.9	(60.0)	0.0	(16.2)
Settlements of foreign currency exchange forward contracts	2.4	0.0	(3.2)	0.0	(0.8)
Issuance of intercompany note, net	0.0	(10.0)	(9.1)	19.1	0.0
Other, net	0.0	(15.3)	(4.2)	0.0	(19.5)

Cash provided (used) by investing activities	2.3	33.3	(16.3)	19.1	38.4

Cash flows from financing activities:
Borrowings under intercompany note, net	19.1	0.0	0.0	(19.1)	0.0
Proceeds from issuance of senior unsecured fixed rate notes	0.0	0.0	0.0	0.0	0.0
Activity under stock incentive plans	0.2	0.0	0.0	0.0	0.2
Repurchase of Company’s common shares	0.0	(27.8)	0.0	0.0	(27.8)
Excess tax expense from share-based payment arrangements	0.0	0.0	0.0	0.0	0.0
Payment of cash dividend to common shareholders	(6.3)	0.0	0.1	0.0	(6.2)

Cash (used) provided by financing activities	13.0	(27.8)	0.1	(19.1)	(33.8)

Effect of exchange rate changes on cash	0.0	0.0	(1.3)	0.0	(1.3)

Change in cash	0.0	(21.3)	(3.8)	0.0	(25.1)
Cash, beginning of period	0.0	85.1	15.8	0.0	100.9

Cash, end of period	$0.0	$63.8	$12.0	$0.0	$75.8

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2013 compared with the three and six months ended June 30, 2012, and also a discussion of our financial condition as of June 30, 2013. This discussion and analysis should be read in conjunction with the attached unaudited interim Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 28, 2013, including the audited Consolidated Financial Statements and notes thereto.

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

Results of Operations

The following is a comparison of selected data from our operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Gross written premiums	$542.2	$474.2	$980.4	$870.5

Earned premiums	$327.5	$290.2	$631.7	$567.5
Net investment income	25.3	30.0	53.2	61.4
Fee income, net	0.2	0.5	0.2	1.8
Net realized investment and other gains	11.0	(2.7)	20.5	10.4

Total revenue	$364.0	$318.0	$705.6	$641.1

Income before income taxes	$42.8	$25.0	$80.3	$53.1
Provision for income taxes	11.1	1.0	15.9	9.5

Net income	$31.7	$24.0	$64.4	$43.6

Loss ratio	59.7%	62.1%	58.4%	61.7%
Expense ratio	38.6%	40.4%	40.4%	41.2%

Combined ratio	98.3%	102.5%	98.8%	102.9%

The increase in consolidated gross written and earned premiums was primarily attributable to growth in our segments, excluding Commercial Specialty, resulting from our introduction of new products, increased renewals and moderate rate increases. Partially offsetting these increases were declines in gross written and earned premiums in the Commercial Specialty segment due to the planned reductions in select lines.

The decline in consolidated net investment income was primarily attributable to a reduction in invested asset balances due to the transfer of certain invested assets as a result of a whole account quota share contract for our Syndicate 1200 segment, which was effective in December 2012, the continued decline in portfolio yield and a modest repositioning of the portfolio away from long durations assets and investments with higher yields.

The increase in consolidated net realized investment gains for the three and six months ended June 30, 2013 was primarily attributable to the recognition of gains of certain fixed maturity and equity securities due to repositioning of the investment portfolio coupled with the increase in value of investments accounted for under the equity method of accounting. Net realized gains from the sales of equity investments were $6.5 million and $7.0 million for the three and six months ended June, 2013. Net realized gains from the sales of fixed maturity securities were $8.3 million and $13.3 million for the three and six months ended June 30, 2013. Other investments reported a realized loss of $3.3 million for the three months ended June 30, 2013, primarily attributable to foreign currency impact on our Fund’s at Lloyd’s investments and our foreign currency future forward contracts. For the six months ended June 30, 2013, other investments reported a realized gain of $5.5 million. Offsetting these realized gains were the recognition of $0.4 million and $5.2 million for the three and six months ended June 30, 2013, respectively, in other-than-temporary impairments on our equity and strategic investment portfolios.

We have purchased foreign currency future forward contracts to manage currency exposure on losses related to the New Zealand and Japan earthquakes and Australian floods. The open contracts have a term of 90 days to match the anticipated payment pattern of the associated losses, and may be renewed at the end of each term. We do not apply hedge accounting to these contracts; as a result, all gains (losses) were recognized in net realized investment gains (losses). For the three months ended June 30, 2013 we recognized $2.9 million in foreign currency exchange gains related to the loss reserves recorded for these events which were offset by $3.9 million in realized losses from the currency forward contracts. For the six months ended June 30, 2013, we recognized foreign currency exchange gains of $3.3 million related to the loss reserves recorded for these events which were offset by $4.6 million in realized losses from the currency forward contracts. The foreign currency exchange (gains) losses related to these loss reserves and the realized gains (losses) from the currency forward contracts are reported under the Corporate and Other segment.

Consolidated losses and loss adjustment expenses were $192.7 million and $175.8 million for the three months ended June 30, 2013 and 2012, respectively. Included in losses and loss adjustment expenses for the three months ended June 30, 2013 were current accident year large losses of $9.3 million. Also included in losses and loss adjustment expense for the three months ended June 30, 2013 was $10.5 million in catastrophe losses resulting from the European floods and storm activity in the United States. Offsetting these current accident year losses was $12.8 million of net favorable development on prior accident year loss reserves, primarily attributable to favorable development in the general liability and property lines partially offset by unfavorable development in the commercial automobile and reinsurance lines. Included in losses and loss adjustment expense for the three months ended June 30, 2012 was $3.9 million in catastrophe losses resulting from various United States storms. Additionally, included in losses and loss adjustment expense for the three months ended June 30, 2012 was $4.1 million in net favorable development on prior accident year loss reserves primarily attributable to favorable development in the general liability, property and reinsurance lines, partially offset by unfavorable development in the commercial multi peril and commercial automobile lines.

Consolidated losses and loss adjustment expenses were $363.2 million and $341.6 million for the six months ended June 30, 2013 and 2012, respectively. Included in losses and loss adjustment expense for the six months ended June 30, 2013 was $12.4 million in catastrophe losses compared to $8.1 million in catastrophe losses for the same period ended 2012. Included in losses and loss adjustment expenses for the six months ended June 30, 2013 was $17.3 million in net favorable loss reserve development on prior accident years compared to $7.4 million in net favorable loss reserve development on prior accident years for the same period in 2012. The following table summarizes the reserve development as respects to prior year loss reserves by line of business for the six months ended June 30, 2013:

(in millions)	2012 Net Reserves	Net Reserve Development (Favorable)/Unfavorable	Percent of 2012 Net Reserves
General liability	$919.9	$(17.0)	-1.8%
Workers compensation	365.3	(0.3)	-0.1%
Commercial multi-peril	195.2	(0.5)	-0.3%
Commercial auto liability	165.1	6.0	3.6%
Reinsurance - nonproportional assumed property	122.9	2.7	2.2%
Special property	21.6	(1.4)	-6.5%
Syndicate 1200 property	140.1	(4.0)	-2.9%
Syndicate 1200 liability	122.5	0.4	0.3%
All other lines	58.3	(3.2)	-5.5%

Total	$2,110.9	$(17.3)	-0.8%

In determining appropriate reserve levels at June 30, 2013, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for loss and loss adjustment expenses and record our best estimate. Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data. These modifications to the analysis varied depending on whether the line of business was short-tailed or long-tailed and also varied by accident year. While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent years, this does not infer that more recent accident years’ reserves also will develop favorably; pricing, reinsurance costs, the legal environment, general economic conditions including changes in inflation and many other factors impact management’s ultimate loss estimates.

When determining reserve levels, we recognize that there are several factors that present challenges and uncertainties to the estimation of loss reserves. Examples of these uncertainties include changes to the reinsurance structure and potential increases in inflation. Our net retained losses vary by product and these retentions have generally increased over time. To properly recognize these uncertainties, actuarial reviews have given significant consideration to the paid and incurred Bornhuetter-Ferguson (“BF”) methodologies. Compared with other actuarial methodologies, the paid and incurred BF methods assign smaller weight to actual reported loss experience, with the greatest weight assigned to an expected or planned loss ratio. The expected or planned loss ratio has typically been determined using various assumptions pertaining to prospective loss frequency and loss severity. In setting reserves at June 30, 2013, we continued to consider the paid and incurred BF methods for recent years.

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

Consolidated loss reserves were $3,233.9 million (including $129.9 million of reserves attributable to Syndicate 1200 segment’s trade capital providers), and $3,223.1 million (including $173.2 million of reserves attributable to Syndicate 1200 segment’s trade capital providers) as of June 30, 2013 and 2012, respectively. Management has recorded its best estimate of loss reserves as of June 30, 2013 based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

In 2011, we entered into two reinsurance transactions with a special purpose reinsurance company which provided coverage through the issuance of two catastrophe bond transactions. The reinsurance transactions provide coverage for selected events. The initial catastrophe bond cover expired on December 31, 2012. In accordance with generally accepted accounting principles in the United States, we are accounting for these covers as derivatives, and as such, present the financial statement impact in a separate line item – “Other reinsurance-related expenses” - in the Consolidated Statements of Income. Other reinsurance-related expenses totaled $4.7 million and $9.8 million for the three and six months ended June 30, 2013, compared to $6.9 million and $13.8 million for the three and six months ended June 30, 2012. As management views these coverages as reinsurance protection, we treat the financial statement effects of these covers as ceded premium for the purposes of calculating our loss, expense and combined ratios.

Consolidated underwriting, insurance and acquisition expenses were $124.6 million and $251.3 million for the three and six months ended June 30, 2013, respectively, compared to $114.6 million and $228.3 million for the same period in 2012. The increase in the dollar value of the expense was primarily attributable to increased acquisition costs due to the growth in premiums, coupled with increases in equity compensation expenses due to the impact of the increase in our stock price on our cash-settled stock appreciation rights. The decline in the expense ratio for the period in 2013 as compared to 2012 was attributable to the increase premium volumes without a corresponding increase in fixed costs.

Consolidated interest expense was $5.1 million and $10.0 million for the three and six months ended June 30, 2013 compared to $5.5 million and $11.2 million for the same periods in 2012. The decline in consolidated interest expense was the result of redemption in November 2012 of two fixed-rate junior subordinated debentures with the proceeds of the senior fixed rate notes, which bear a lower interest rate.

Consolidated foreign currency exchange gains for the three and six months ended June 30, 2013 were $5.9 million and $9.0 million, respectively, compared to $9.8 million and $6.9 million for the same periods ended 2012. The changes in the foreign currency exchange gains were due to fluctuations of the U.S Dollar, on a weighted average basis, against the currencies in which we transact our business.

The consolidated income tax provision represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which they operate. Therefore, the consolidated provision for income taxes represents taxes on net income for our United States, United Kingdom, Belgium, Brazil, Ireland and Switzerland operations. The consolidated provision for income taxes was $11.1 million for the three months ended June 30, 2013 compared to $1.0 million consolidated income tax provision for the same period ended 2012. For the three months ended June 30, 2013 our operations in the United States and the United Kingdom generated higher taxable income as compared to 2012, resulting in a higher effective tax rate. Additionally for the three months ended June 30, 2013, our Bermuda operations, which are not subject to income taxes, reported lower net income compared to same period ended 2012. The consolidated provision for income taxes was $15.9 million and $9.5 million for the six months ended June 30, 2013 and 2012, respectively. The increased effective tax rate for 2013 as compared to 2012 was primarily attributable to higher taxable income in the United Kingdom.

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

Since we generally manage and monitor the investment portfolio and indebtedness on an aggregate basis, the related net investment income and interest expense, are discussed above on a consolidated basis under consolidated net investment income and consolidated interest expense rather than within or by segment. We allocate net investment income and interest expense to each segment based on their allocated capital and reserves, while taking into consideration the anticipated duration of these reserves.

Excess and Surplus Lines. The following table summarizes the results of operations for the Excess and Surplus Lines segment for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Gross written premiums	$175.8	$143.9	$303.4	$251.2

Earned premiums	$108.7	$98.5	$213.8	$194.7
Losses and loss adjustment expenses	62.5	52.6	121.1	104.8
Other reinsurance-related expenses	1.3	0.0	2.5	0.0
Underwriting, acquisition and insurance expenses	37.6	34.6	78.3	70.4

Underwriting income	7.3	11.3	11.9	19.5
Net investment income	11.2	13.0	22.1	26.0
Interest expense	(1.8)	(2.0)	(3.4)	(4.3)

Income before income taxes	$16.7	$22.3	$30.6	$41.2

Loss ratio	58.1%	53.4%	57.3%	53.8%
Expense ratio	35.1%	35.2%	37.1%	36.2%

Combined ratio	93.2%	88.6%	94.4%	90.0%

The increase in gross written and earned premiums for the three and six months ended June 30, 2013 as compared to the same periods in 2012 was primarily attributable to increased underwriting and rate increases in virtually all lines. The Excess and Surplus Lines segment has introduced several new products during 2012 and into 2013 to focus on future growth and profitability.

The increase in the loss ratio for the three months ended June 30, 2013 as compared to the same period ended 2012 was primarily attributable to increased catastrophe losses and lower net favorable development on prior accident year reserves. Catastrophe losses for the three months ended June 30, 2013 and 2012 were $2.6 million and $2.1 million, respectively, resulting from storms in the United States. Included in losses and loss adjustment expenses for the three months ended June 30, 2013 was $9.2 million in net favorable development on prior accident year loss reserves consisting of $10.7 million of favorable development in the general and product liability lines, partially offset by $0.8 million of unfavorable development in the commercial auto lines and $0.8 million in unfavorable development in the property lines. Included in losses and loss adjustment expenses for the three months ended June 30, 2012 was $12.4 million in net favorable development on prior accident year loss reserves consisting of $11.4 million of favorable development in the general and products liability lines, primarily in accident year 2009, and $1.3 million of favorable development in property lines, primarily in accident year 2010. This was partially offset by unfavorable development of $0.5 million in auto liability, primarily in accident years 2010 and 2011.

Catastrophe losses for the six months ended June 30, 2013 and 2012 were $3.4 million and $2.2 million, respectively, resulting from storms in the United States. Included in losses and loss adjustment expenses for the six months ended June 30, 2013 was $14.4 million in net favorable development on prior accident year loss reserves consisting of $19.9 million of favorable development in the general and product liability lines, partially offset by $4.7 million of unfavorable development in the commercial auto lines and $0.9 million in unfavorable development in the property lines. Included in losses and loss adjustment expenses for the six months ended June 30, 2012 was $21.7 million in favorable development in prior accident year loss reserves consisting of $18.1 million of favorable development in the general and products liability lines of business primarily in accident year 2009, $2.0 million of favorable development in the property lines, primarily in accident year 2010, and $1.4 million of favorable development in the automobile liability lines of business, primarily in accident year 2009. Loss reserves were $1,200.5 million and $1,260.3 million at June 30, 2013 and 2012, respectively.

The decline in the expense ratio for the three months ended June 30, 2013 as compared to the same period in 2012 was primarily attributable to increased premium volumes. The increase in the expense ratio for the six months ended June 30, 2013 as compared to the same period in 2012 was primarily attributable to increased equity compensation expense due to the increase in our stock price.

Commercial Specialty. The following table summarizes the results of operations for the Commercial Specialty segment for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Gross written premiums	$85.6	$92.7	$191.7	$200.4

Earned premiums	$75.3	$81.2	$150.5	$163.2
Losses and loss adjustment expenses	50.9	67.1	98.4	126.4
Other reinsurance-related expenses	0.1	0.0	0.4	0.0
Underwriting, acquisition and insurance expenses	27.1	28.3	53.5	57.0

Underwriting income (loss)	(2.8)	(14.2)	(1.8)	(20.2)
Net investment income	6.1	7.0	12.0	13.9
Interest expense	(0.9)	(1.4)	(1.8)	(2.8)
Fee income, net	(0.9)	(0.2)	(1.2)	0.0

Income (loss) before income taxes	$1.5	$(8.8)	$7.2	$(9.1)

Loss ratio	67.6%	82.6%	65.5%	77.5%
Expense ratio	36.2%	34.8%	35.7%	34.9%

Combined ratio	103.8%	117.4%	101.2%	112.4%

The decline in gross written and earned premiums for the three and six months ended June 30, 2013 as compared to the same periods ended 2012 was primarily due to reduced underwriting in our retail business and public entity units due to planned reductions as we exited unprofitable accounts and implemented underwriting initiatives, partially offset by increasing rates. Partially offsetting these declines was increased gross written premiums in our surety business, as this business unit continues to expand.

The decline in the loss ratio for the three months ended June 30, 2013 as compared to the same period in 2012 was attributable to net favorable development on prior accident year reserves during 2013 versus net unfavorable development in 2012, partially offset by an increase in the current accident year loss ratio. Catastrophe losses for the three months ended June 30, 2013 and 2012 were $1.6 million and $1.8 million, respectively, resulting from storms in the United States. Included in losses and loss adjustment expense for the three months ended June 30, 2013 was $4.9 million related to large losses in our commercial programs and public entity businesses. Partially offsetting these 2013 accident year losses was $1.0 million in net favorable development on prior accident year loss reserves. The net favorable development was primarily attributable to $5.2 million in favorable development in short tail lines, $2.0 million favorable development in workers compensation lines and $0.8 million favorable development in an assumed directors’ and officers’ program. Partially offsetting this favorable development was $4.8 million unfavorable development in general liability due to increased claim severity and $2.3 million unfavorable development in auto liability. Included in losses and loss adjustment expenses for the three months ended June 30, 2012 was $13.4 million in net unfavorable development on prior accident year loss reserves primarily attributable to $13.2 million unfavorable development in general liability lines due to increased claim severity and $1.9 million unfavorable development in auto liability, partially offset by $1.5 million favorable development in workers compensation and $0.2 million favorable development in short tail lines.

Catastrophe losses for the six months ended June 30, 2013 and 2012 were $2.7 million and $4.2 million, respectively, resulting from storms in the United States. Included in the loss ratio for the six months ended June 30, 2013 was $0.1 million in net unfavorable development on prior accident year loss reserves. The unfavorable development was primarily attributable to $7.0 million unfavorable development in general liability lines due to increased claim severity and $2.1 million unfavorable development in auto liability, partially offset by $5.9 million in favorable development in short tail lines, $2.1 million favorable development in workers compensation lines and $0.8 million favorable development in an assumed directors’ and officers’ program. Included in the loss ratio for the six months ended June 30, 2012 was $18.0 million in net unfavorable development on prior accident year loss reserves. The unfavorable development was primarily attributable to $22.6 million unfavorable development in general liability lines due to increased claim severity and $2.9 million unfavorable development in auto liability, partially offset by $6.0 million favorable development in workers compensation and $1.5 million favorable development in short tail lines. Loss reserves were $679.9 million and $628.8 million at June 30, 2013 and 2012, respectively.

The decline in the dollar value of underwriting, acquisition and insurance expense was primarily attributable to decreased acquisition costs due to the decline in premiums. The increase in the expense ratios was primarily attributable to increased expense associated with the equity compensation awards, partially offset by increased ceding commissions.

International Specialty: The following table summarizes the results of operations for the International Specialty segment for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Gross written premiums	$96.1	$84.3	$174.3	$141.9

Earned premiums	$36.4	$29.4	$69.1	$57.4
Losses and loss adjustment expenses	20.8	9.7	36.4	22.9
Other reinsurance-related expenses	1.6	2.4	3.1	4.7
Underwriting, acquisition and insurance expenses	12.1	9.5	24.4	19.3

Underwriting income	1.9	7.8	5.2	10.5
Net investment income	1.7	2.8	4.0	6.9
Interest expense	(0.8)	(1.0)	(1.6)	(2.0)

Income before income taxes	$2.8	$9.6	$7.6	$15.4

Loss ratio	59.7%	36.0%	55.2%	43.5%
Expense ratio	34.6%	35.1%	36.9%	36.6%

Combined ratio	94.3%	71.1%	92.1%	80.1%

Gross written and earned premiums increased for the three and six months ended June 30, 2013 primarily as a result growth in all business units. Earned premiums for our short tail lines were $20.4 million and $37.4 million for the three and six months ended June 30, 2013, respectively, compared to $18.7 million and $35.7 million for the same periods in 2012. The excess casualty and professional lines business contributed earned premiums of $4.9 million and $9.6 million for the three and six months ended June 30, 2013 compared with $4.2 million and $8.5 million for the same periods in 2012. Earned premium for the business unit in Brazil was $10.0 million and $20.0 million for the three and six months ended June 30, 2013 compared with $5.2 million and $11.7 million for the same periods in 2012.

The increase in the loss ratio for the three months ended June 30, 2013 as compared to the same period in 2012 was due to increased catastrophe losses and lower favorable development on prior accident year loss reserves, partially offset by a decrease in the current accident year loss ratio driven by short tail lines. Included in losses and loss adjustment expenses for the three months ended June 30, 2013 was $6.3 million of catastrophe losses, including $4.6 million from the European floods and $1.7 million from storm activity in the United States. Losses and loss adjustment expense for the three months ended June 30, 2012 reflected no catastrophe losses. Included in losses and loss adjustment expenses for the three months ended June 30, 2013 was $0.3 in net favorable development on prior accident year loss reserves primarily attributable to $1.8 million of favorable development on professional lines due to favorable loss activity and $1.2 million in favorable development on assumed contracts from older years, partially offset by $2.4 million unfavorable development in short tail lines including losses for a marine industry loss warranty and $0.3 million in unfavorable development for our Brazil unit. Included in losses and loss adjustment expenses for the three months ended June 30, 2012 was $3.4 million in net favorable development on prior accident year loss reserves, primarily attributable to the non-catastrophe property reinsurance losses developing favorably.

Included in loss and loss adjustment expenses for the six month ended June 30, 2013 was $6.3 million in catastrophe losses resulting from European floods and storm activity in the United States, compared to catastrophe losses of $1.7 million for the same period ended 2012. Included in losses and loss adjustment expenses for the six month ended June 30, 2013 was $0.6 million in net unfavorable development on prior accident year loss reserves primarily attributable to $3.7 million in unfavorable development on the short tail lines including a marine industry loss warranty and crop losses and $0.4 million in unfavorable development in our Brazil unit, partially offset by $2.3 million of favorable development on professional lines due to favorable loss activity and $1.2 million on assumed contract from older years. Included in losses and loss adjustment expenses for the six month ended June 30, 2012 was $3.6 million in net unfavorable development on prior accident year loss reserves primarily attributable to the non-catastrophe property reinsurance losses developing favorably. Loss reserves for the International Specialty segment were $274.9 million and $244.6 million at June 30, 2013 and 2012, respectively.

The decline in the expense ratio for the three months ended June 30, 2013 as compared to the same period in 2012 was primarily attributable to increased premium volumes in our Brazil operations. The increase in the expense ratio for the six months ended June 30, 2013 as compared to the same periods in 2012 was primarily attributable to increased equity compensation expense due to the increase in our stock price, partially offset by increased premium volumes in our Brazil operations.

Syndicate 1200: The following table summarizes the results of operations for the Syndicate 1200 segment for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Gross written premiums	$184.9	$153.2	$311.0	$276.3

Earned premiums	$107.4	$80.4	$198.3	$151.5
Losses and loss adjustment expenses	59.5	46.2	107.3	85.3
Other reinsurance-related expenses	1.8	1.8	3.4	3.7
Underwriting, acquisition and insurance expenses	39.2	31.5	74.7	64.0

Underwriting income (loss)	6.9	0.9	12.9	(1.5)
Net investment income	2.8	3.7	5.6	7.6
Interest expense	(1.0)	(0.8)	(1.7)	(1.7)
Fee income, net	1.1	0.7	1.4	1.8

Income before income taxes	$9.8	$4.5	$18.2	$6.2

Loss ratio	56.4%	58.7%	55.1%	57.7%
Expense ratio	37.0%	40.2%	38.3%	43.3%

Combined ratio	93.4%	98.9%	93.4%	101.0%

For 2013, we have maintained our participation in Syndicate 1200 at 79%. For the three and six months ended June 30, 2013, the property division wrote $94.9 million and $151.4 million of gross written premiums, respectively, compared to $70.2 million and $135.3 million for the same period ended 2012. The increase in the property book was primarily attributable to increased underwriting in the real estate owned, North American and International binders and personal accident lines. For the three and six months ended June 30, 2013, the casualty division recorded gross written premiums of $54.2 million and $103.9 million, respectively, compared to $39.6 million and $84.9 million for the same periods in 2012. Gross written premiums increased in 2013 due to increasing our exposure in general liability, medical malpractice and professional indemnity business offset by a reduction of international casualty treaty business. The specialty division recorded gross written premiums of $28.5 million and $40.6 million, respectively, down from $36.0 million and $44.4 million for the same periods in 2012. The decline in the gross written premiums was primarily due to the exiting of the energy lines due to declining rates. The aerospace division recorded gross written premiums of $7.4 million and $15.2 million, respectively, compared to $7.3 million and $11.7 million for the same periods in 2012. The increase in earned premiums in 2013 as compared to 2012 was primarily attributable to the increase in gross written premiums discussed above.

Losses and loss adjustment expenses are reported net of losses ceded to the trade capital providers. The Syndicate 1200 segment reported no catastrophe losses for the three and six months ended June 30, 2013 and 2012. Included in losses and loss adjustment expense for the three months ended June 30, 2013 were current accident year losses of $4.4 million resulting from two onshore energy losses. Included in losses and loss adjustment expenses for the three months ended June 30, 2013 was $1.3 million favorable development driven by favorable development in property facultative, international property treaty and space business. Partially offsetting this was unfavorable development in the onshore energy, general liability and North American binder classes of business due to poorer than expected claims experience. Included in losses and loss adjustment expenses for the six months ended June 30, 2013 was $3.5 million favorable development driven by favorable development in property facultative, international property treaty, North American binders and space business. Partially offsetting this was unfavorable development in the onshore energy and general liability classes of business due to poorer than expected claims experience. Included in losses and loss adjustment expense for the three and six months ended June 30, 2012 was $1.9 million and $2.3 million, respectively, in net favorable development on prior accident year loss reserves. The net favorable prior year development was primarily attributable to an improvement in the North America binder class as the benefit of re-underwriting the portfolio continues to come through and improvement in the property facultative class of business as a claim relating to Hurricane Ike was settled for less than case reserves. This favorable development was partially offset by unfavorable development in the professional indemnity class of business driven by an increase in prior year premiums as a result of re-estimation of premium income written through binding authorities.

Loss reserves as of June 30, 2013 were $744.4 million which includes $129.9 million attributable to trade reinsurers, compared to $715.5 million which includes $173.2 million of reserves attributable to the trade capital providers as of June 30, 2012.

The decrease in the expense ratio for the three and six months ended June 2013 as compared to the same periods in 2012 was primarily attributable to changing business mix, scale and a drive internally to reduce brokerage rates and other expenses.

Run-off Lines. We have discontinued underwriting certain lines of business primarily workers compensation formerly referred to as RM (“Risk Management”). Also included in the Run-off Lines segment are liabilities associated with other liability policies written in the 1970s and into the 1980s, and include asbestos and environmental liabilities as well as medical malpractice liabilities. As we no longer actively underwrite business within these programs, all current activity is related to the management of claims and other administrative functions.

The following table summarizes the results of operations for the Run-off Lines segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Earned premiums	$(0.3)	$0.7	$0.0	$0.7
Losses and loss adjustment expenses	(1.0)	0.2	0.0	2.2
Underwriting, acquisition and insurance expenses	(0.7)	1.9	1.4	3.1

Underwriting income (loss)	1.4	(1.4)	(1.4)	(4.6)
Net investment income	2.8	3.5	5.6	7.0
Interest expense	(0.5)	(0.7)	(0.9)	(1.4)

Income before income taxes	$3.7	$1.4	$3.3	$1.0

Earned premiums for the Run-off Lines segment are due to adjustments resulting from final audits, reinstatement premiums and other adjustments on policies previously written.

Losses and loss adjustment expenses for the three months ended June 30, 2013 included $1.0 million favorable development on prior accident year loss reserves primarily attributable to $1.3 million favorable development related to the 2005 hurricanes, partially offset by $0.3 million of unfavorable development related to the unwinding of the workers compensation reserve discount. Included in losses and loss adjustment expense for the three months ended June 30, 2012 was $0.2 million in unfavorable development on prior accident year loss reserves due to the unwinding of the workers compensation reserve discount. Losses and loss adjustment expenses for the six months ended June 30, 2013 included $0.1 million favorable development on prior accident year loss reserves attributable to $1.4 million in favorable development related to the 2005 hurricanes largely offset by unfavorable development resulting from commutations and the unwinding of the workers compensation reserve discount. Included in losses and loss adjustment expense for the six months ended June 30, 2012 was $2.2 million in net unfavorable development on prior accident years loss reserves driven by $2.0 million of unfavorable development related to risk management run-off reserves due to strengthening the reserve for unallocated loss adjustment expenses and $0.5 million of unfavorable development related to the unwinding of the workers compensation reserve discount, partially offset by $0.3 million of favorable development in the involuntary lines. Loss reserves for the Run-off Lines were as follows:

	Six Months Ended June 30,
(in millions)	2013		2012
	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$64.6	$58.9	$75.3	$68.2
Incurred losses	0.7	0.7	0.0	0.0
Losses paid	(6.9)	(6.2)	(7.5)	(6.7)

Loss reserves - asbestos and environmental, end of the period	58.4	53.4	67.8	61.5
Risk management reserves	258.6	179.8	283.2	198.0
Run-off reinsurance reserves	11.9	11.9	16.3	16.2
Other run-off lines	5.3	4.7	6.6	6.2

Total loss reserves - Run-off Lines	$334.2	$249.8	$373.9	$281.9

Underwriting, acquisition and insurance expenses for the Run-off segment consists primarily of administrative expenses. Included in underwriting expense for the three and six months ended June 30, 2012 was a $2.6 million settlement which represents the recoupment of excess workers compensation assessments.

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

For the six months ended June 30, 2013, net cash used by operating activities increased to $96.2 million, compared to $28.4 million for the same period in 2012, primarily attributable to the partial settlement of a whole account quota share contract covering the Syndicate 1200 segment loss reserves for the 2009 and prior years of account. The source of the cash used to settle this reinsurance payable was the sale of fixed maturity assets, and is included in the cash from investing activities section of our Statements of Cash Flows.

From January 1, 2013 through June 30, 2013, we repurchased 753,576 shares of our common stock at an average price of $39.91 for a total cost of $30.1 million. From July 1, 2013 through July 31, 2013, we repurchased an additional 100,603 shares of our common stock at an average price of $44.61 for a total cost of $4.5 million. Since 2008, when we first began buying back our common shares, through July 31, 2013, we have repurchased 7,313,792 shares of our common stock at an average price of $32.82 for a total cost of $240.0 million.

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

On May 7, 2013, our Board of Directors declared a 10% stock dividend, payable on June 17, 2013, to shareholders of record at the close of business on June 3, 2013. Shareholders received cash in lieu of fractional shares. On May 7, 2013, our Board of Directors declared a quarterly cash dividend in the amount of $0.15 on each share of common stock outstanding, on a post-stock dividend basis. On June 20, 2013, we paid $4.1 million to our shareholders of record on June 3, 2013.

On August 6, 2013, our Board of Directors approved the regular quarterly cash dividend of 15 cents per share on our common stock. The cash dividend will be paid on September 16, 2013, to shareholders of record at the close of business on September 2, 2013.

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

As shown on the accompanying table, our fixed maturities portfolio is diversified among different types of investments. The securities are rated by one or more National Recognized Statistical Rating Organizations, (i.e., Standard & Poor’s, Moody’s Investors Services, Inc., and Fitch Ratings, Ltd). If a security has two ratings, the lower rating is used, and if a security has three ratings, the middle rating is used in the preparation of this table. At June 30, 2013, our fixed maturities portfolio had a weighted average rating of AA-, with 79.5% ($2.2 billion fair value) rated A or better, and 38.2% ($1.1 billion fair value) rated AAA. Our portfolio included 6.3% ($175.0 million fair value) of less than investment grade (BB+ or lower) fixed maturities at June 30, 2013. We do not own any fixed maturity sovereign securities issued by Portugal, Ireland, Italy, Greece, or Spain.

(in millions)	Fair Value AAA	Fair Value AA	Fair Value A	Fair Value Other	Total
USD denominated:
U.S. Governments	$304.5	$—	$—	$0.8	$305.3
Non-U.S. Governments	11.1	2.7	2.2	39.5	55.5
Obligations of states and political subdivisions	157.4	413.9	80.9	3.5	655.7
Credit-Financial	5.0	46.3	216.1	111.5	378.9
Credit-Industrial	4.8	12.4	128.3	254.6	400.1
Credit-Utility	0.0	18.5	31.6	129.0	179.1
Structured securities:
CMO/MBS-agency	297.7	0.0	0.0	0.0	297.7
CMO/MBS-non agency	0.0	1.3	2.3	6.8	10.4
CMBS	90.8	3.8	12.9	2.2	109.7
ABS-residential	0.9	0.0	0.0	7.4	8.3
ABS-non residential	75.6	1.6	1.0	2.8	81.0
Foreign denominated:
Governments	102.7	80.4	9.7	2.0	194.8
Credit	16.7	35.6	54.4	11.4	118.1

Total fixed maturities	$1,067.2	$616.5	$539.4	$571.5	$2,794.6

Foreign Currency Risk

We have exposure to foreign currency risk in both our insurance contracts and our invested assets. Some of our insurance contracts provide that ultimate losses may be payable in various foreign currencies. Foreign currency exchange rate risk exists where we do not have cash or securities denominated in the currency for which we will ultimately pay the claims. Thus, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance polices that are payable in foreign currencies with cash and investments that are denominated in such currencies. In certain instances, we use foreign exchange forward and put option contracts to mitigate this risk. Due to the extended time frame for settling the claims plus the fluctuation in currency exchange rates, the potential exists for us to realize gains and or losses related to foreign exchange rates. In addition, we may experience foreign currency gains or losses related to exchange rate fluctuations in operating expenses as certain operating costs are payable in currencies other than the U.S. Dollar. For the three and six months ended June 30, 2013, we recorded realized gains of $5.9 million and $9.0 million from movements in foreign currency rates on our insurance operations, realized losses of $1.1 million and $4.8 million from movements on foreign currency rates in our investment portfolio, and realized losses of $3.9 million and $4.6 million from the currency forward contracts. In addition, we had unrealized losses at June 30, 2013 of $11.9 million on foreign currency rates in our investment portfolio, which is recorded in other comprehensive income. These losses are principally related to weakening of non-U.S. Dollar denominated investment exchange rates to the U.S. Dollar.

We enter into short-term, currency spot and forward contracts designed to mitigate foreign exchange rate exposure for certain non-U.S. Dollar denominated fixed maturity investments. The forward contracts used are typically less than sixty days and are renewed at the discretion of the investment manager, as long as the non-U.S. Dollar denominated higher yielding fixed maturities investments are held in the portfolio. Forward contracts are designated as hedges for accounting purposes. The net realized effect on income for the three and six months ended June 30, 2013 was not material.

Item 4.	Controls and Procedures

Argo Group, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2013. In designing and evaluating these disclosure controls and procedures, Argo Group and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by Argo Group in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the internal control over financial reporting made during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

Item 1a.	Risk Factors

Terrorism Risk Insurance Program Reauthorization Act of 2007

On December 26, 2007, the President signed into law the Terrorism Risk Insurance Program Reauthorization Act of 2007, which extends the Terrorism Risk Insurance Act through December 31, 2014. The law extends the temporary federal program that provides for a transparent system of shared public and private compensation for insured losses resulting from acts of terrorism. The Department of the Treasury (“Treasury”) implements the program. On November 26, 2002, the President signed into law the Terrorism Risk Insurance Act of 2002 (“TRIA”). The Treasury on June 29, 2004, issued a final Claims Procedures Rule, effective July 31, 2004, as part of its implementation of title I of TRIA. TRIA also contains specific provisions designed to manage litigation arising out of, or resulting from, a certified act of terrorism. On July 28, 2004, Treasury issued a final rule concerning litigation management. On May 23, 2013 H.R. 2146 (Terrorism Risk Insurance Program Reauthorization Act of 2013) was introduced in Congress for the purpose of amending the Terrorism Risk Insurance Act of 2002 to extend the Terrorism Risk Insurance Program for a period of ten years (December 31, 2014 to December 31, 2024).

See “Risk Factors” in the Argo Group Annual Report on Form 10-K for the year ended December 31, 2012 for a detailed discussion of the additional risk factors affecting the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

On February 18, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2011 Repurchase Authorization”). The 2011 Repurchase Authorization supersedes the repurchase authorization approved on November 13, 2007 by the Board of Directors. Excluding the shares surrendered by employees in payment for the minimum required withholding taxes due to the vesting of restricted stock units, during the six months ended June 30, 2013, we repurchased 753,576 shares at a cost of $30.1 million.

As of June 30, 2013, we had repurchased a total of 7,213,189 of our common shares (total of $235.6 million repurchased) since the inception of the buy-back program in 2007. Shares of stock repurchased will be held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981.

The following table provides information with respect to shares of our common stock that were repurchased or surrendered during each of the three months ended June 30, 2013:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
April 1 through April 30, 2013	142,057	$40.52	142,057	$52,911,561
May 1 through May 31, 2013	134,989	$42.50	134,621	$47,187,974
June 1 through June 30, 2013	168,516	$41.60	151,073	$40,884,794

Total	445,562	$41.54	427,751

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting of shares under the various employees equity compensation plans. For the three months ended June 30, 2013, we received 368 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due to the vesting of non-vested shares. Additionally, for the three months ended June 30, 2013, we received 17,443 shares of our common stock that were surrendered by an employee to net settle an option exercise. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

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

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

August 9, 2013	By:	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

August 9, 2013	By:	/s/ Jay S. Bullock
Jay S. Bullock
Executive Vice President and Chief Financial Officer