Form 10-Q
period 2013-09-30
Argo Group International Holdings, Ltd.
filed 2013-11-12
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding (net of treasury shares) of each of the issuer’s classes of common shares as of November 5, 2013

Title	Outstanding
Common Shares, par value $1.00 per share	26,625,705

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	September 30, 2013	December 31, 2012*
	(Unaudited)
Assets
Investments:
Fixed maturities, at fair value:
Available-for-sale (cost: 2013 - $2,757.9; 2012 - $2,993.1)	$2,811.9	$3,154.0
Equity securities, at fair value (cost: 2013 - $386.5; 2012 - $373.5)	580.8	521.4
Other investments (cost: 2013 - $366.9; 2012 - $294.8)	371.2	291.0
Short-term investments, at fair value (cost: 2013 - $286.3; 2012 - $234.3)	286.3	234.3

Total investments	4,050.2	4,200.7

Cash	141.6	95.8
Accrued investment income	25.3	30.3
Premiums receivable	426.4	361.0
Reinsurance recoverables	1,257.2	1,320.9
Goodwill	153.8	153.8
Intangible assets, net of accumulated amortization	87.3	91.5
Current income taxes receivable, net	15.3	12.9
Deferred acquisition costs, net	115.3	99.4
Ceded unearned premiums	231.0	193.6
Other assets	147.2	129.0

Total assets	$6,650.6	$6,688.9

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$3,222.9	$3,223.5
Unearned premiums	847.0	730.2
Accrued underwriting expenses	126.0	105.0
Ceded reinsurance payable, net	412.2	612.1
Funds held	44.4	33.7
Senior unsecured fixed rate notes	143.8	143.8
Other indebtedness	64.9	63.8
Junior subordinated debentures	193.3	193.3
Deferred tax liabilities, net	30.7	43.8
Other liabilities	38.0	25.6

Total liabilities	5,123.2	5,174.8

Shareholders’ equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 34,028,008 and 31,384,271 shares issued at September 30, 2013 and December 31, 2012, respectively	34.0	31.4
Additional paid-in capital	825.3	722.7
Treasury shares (7,408,601 and 6,459,613 shares at September 30, 2013 and December 31, 2012, respectively)	(244.2)	(205.5)
Retained earnings	760.5	776.0
Accumulated other comprehensive income, net of taxes	151.8	189.5

Total shareholders’ equity	1,527.4	1,514.1

Total liabilities and shareholders’ equity	$6,650.6	$6,688.9

*	Derived from audited consolidated financial statements

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Premiums and other revenue:
Earned premiums	$330.5	$304.3	$962.2	$871.8
Net investment income	24.1	28.9	77.3	90.3
Fee income, net	0.3	3.0	0.5	4.8
Net realized investment gains	9.1	8.3	29.6	18.7

Total revenue	364.0	344.5	1,069.6	985.6

Expenses:
Losses and loss adjustment expenses	190.9	186.3	554.1	527.9
Other reinsurance-related expenses	4.6	7.0	14.4	20.8
Underwriting, acquisition and insurance expenses	126.7	118.0	378.0	346.3
Interest expense	5.1	5.8	15.1	17.0
Foreign currency exchange gain (loss)	3.8	9.7	(5.2)	2.8

Total expenses	331.1	326.8	956.4	914.8

Income before income taxes	32.9	17.7	113.2	70.8
Provision for income taxes	1.9	4.3	17.8	13.8

Net income	$31.0	$13.4	$95.4	$57.0

Net income per common share:
Basic	$1.16	$0.48	$3.54	$2.02

Diluted	$1.12	$0.47	$3.41	$1.98

Dividend declared per common share:	$0.15	$0.12	$0.45	$0.36

Weighted average common shares:
Basic	26,682,176	27,751,140	26,961,792	28,265,456

Diluted	27,819,550	28,333,796	27,993,335	28,713,124

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net realized investment gains before other-than-temporary impairment losses	$9.2	$9.4	$34.9	$20.7

Other-than-temporary impairment losses recognized in earnings
Other-than-temporary impairment losses on fixed maturities	0.0	(1.1)	(0.3)	(1.4)
Other-than-temporary impairment losses on equity securities	(0.1)	0.0	(1.6)	(0.6)
Other-than-temporary impairment losses on other investments	0.0	0.0	(3.4)	0.0
Non-credit portion of losses recognized in other comprehensive income	0.0	0.0	0.0	0.0

Impairment losses recognized in earnings	(0.1)	(1.1)	(5.3)	(2.0)

Net realized investment gains	$9.1	$8.3	$29.6	$18.7

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$31.0	$13.4	$95.4	$57.0

Other comprehensive income (loss):
Foreign currency translation adjustments	(0.3)	0.9	(2.2)	(2.4)
Defined benefit pension plan:
Net loss arising during the period	0.0	0.0	0.0	(0.9)
Unrealized gains (losses) on securities:
Gains (losses) arising during the period	23.2	64.6	(34.8)	106.9
Reclassification adjustment for gains included in net income	(3.3)	(1.7)	(18.3)	(11.1)

Other comprehensive income (loss) before tax	19.6	63.8	(55.3)	92.5
Income tax provision related to other comprehensive income:
Defined benefit pension plan:
Net loss arising during the period	0.0	0.0	0.0	(0.3)
Unrealized gains (losses) on securities:
Gains (losses) arising during the period	5.4	17.6	(10.9)	31.7
Reclassification adjustment for gains included in net income	(2.0)	(0.4)	(6.7)	(3.2)

Income tax provision related to other comprehensive income	3.4	17.2	(17.6)	28.2

Other comprehensive income (loss), net of tax	16.2	46.6	(37.7)	64.3

Comprehensive income	$47.2	$60.0	$57.7	$121.3

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$95.4	$57.0
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Amortization and depreciation	28.8	27.9
Share-based payments expense	17.8	7.9
Excess tax expense from share-based payment arrangements	(0.2)	0.0
Deferred income tax provision, net	4.4	2.6
Net realized investment gains	(29.6)	(18.7)
Loss on disposals of fixed assets, net	0.2	0.3
Change in:
Accrued investment income	5.0	3.5
Receivables	(3.5)	34.6
Deferred acquisition costs	(15.5)	(6.2)
Ceded unearned premiums	(38.5)	(33.9)
Reserves for losses and loss adjustment expenses	1.4	(74.6)
Unearned premiums	118.8	129.4
Ceded reinsurance payable and funds held	(188.3)	(63.4)
Income taxes	(2.3)	(10.1)
Accrued underwriting expenses	27.6	13.2
Other, net	(24.5)	(6.0)

Cash (used) provided by operating activities	(3.0)	63.5

Cash flows from investing activities:
Sales of fixed maturity investments	1,308.0	886.9
Maturities and mandatory calls of fixed maturity investments	224.2	364.9
Sales of equity securities	65.0	9.1
Sales of other investments	5.8	2.5
Purchases of fixed maturity investments	(1,264.7)	(1,147.3)
Purchases of equity securities	(71.4)	(91.4)
Purchases of other investments	(71.2)	(12.7)
Change in foreign regulatory deposits and voluntary pools	0.6	(20.2)
Change in short-term investments	(76.1)	(78.8)
Settlements of foreign currency exchange forward contracts	(6.4)	(0.6)
Purchases of fixed assets	(19.1)	(26.9)
Acquisition of subsidiaries	0.0	(1.4)
Other, net	4.5	2.7

Cash provided (used) by investing activities	99.2	(113.2)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured fixed rate notes, net	0.0	139.2
Activity under stock incentive plans	1.4	0.7
Repurchase of Company’s common shares	(40.1)	(38.6)
Excess tax expense from share-based payment arrangements	0.2	0.0
Payment of cash dividends to common shareholders	(11.8)	(9.3)

Cash (used) provided by financing activities	(50.3)	92.0

Effect of exchange rate changes on cash	(0.1)	(0.5)

Change in cash	45.8	41.8
Cash, beginning of period	95.8	100.9

Cash, end of period	$141.6	$142.7

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

The interim financial information as of, and for the three and nine months ended, September 30, 2013 and 2012 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation.

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

Composition of Invested Assets

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments as of September 30, 2013 and December 31, 2012 were as follows:

September 30, 2013		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in millions)	Cost	Gains	Losses	Value
Fixed maturities
USD denominated:
U.S. Governments	$275.0	$3.0	$0.4	$277.6
Non-U.S. Governments	76.2	0.4	2.4	74.2
Obligations of states and political subdivisions	597.5	24.3	13.5	608.3
Credit-Financial	385.8	15.3	2.3	398.8
Credit-Industrial	383.4	15.5	3.8	395.1
Credit-Utility	173.6	5.9	1.4	178.1
Structured securities:
CMO/MBS-agency (1)	233.4	10.1	1.5	242.0
CMO/MBS-non agency	20.3	0.8	0.0	21.1
CMBS (2)	161.5	3.2	1.1	163.6
ABS-residential (3)	7.6	0.3	0.5	7.4
ABS-non residential	100.8	0.6	0.1	101.3
Foreign denominated:
Governments	227.5	5.2	4.0	228.7
Credit	115.3	3.1	2.7	115.7

Total fixed maturities	2,757.9	87.7	33.7	2,811.9
Equity securities	386.5	197.4	3.1	580.8
Other investments	366.9	4.3	0.0	371.2
Short-term investments	286.3	0.0	0.0	286.3

Total investments	$3,797.6	$289.4	$36.8	$4,050.2

December 31, 2012		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in millions)	Cost	Gains	Losses	Value
Fixed maturities
USD denominated:
U.S. Governments	$401.1	$9.3	$0.0	$410.4
Non-U.S. Governments	53.1	3.6	0.1	56.6
Obligations of states and political subdivisions	551.7	44.9	0.5	596.1
Credit-Financial	382.4	25.7	0.7	407.4
Credit-Industrial	428.4	31.1	0.7	458.8
Credit-Utility	189.9	12.6	0.4	202.1
Structured securities:
CMO/MBS-agency (1)	375.1	20.2	0.2	395.1
CMO/MBS-non agency	12.5	1.0	0.2	13.3
CMBS (2)	109.5	5.7	0.2	115.0
ABS-residential (3)	10.1	0.2	0.8	9.5
ABS-non residential	81.3	1.2	0.0	82.5
Foreign denominated:
Governments	262.1	9.2	4.3	267.0
Credit	135.9	6.1	1.8	140.2

Total fixed maturities	2,993.1	170.8	9.9	3,154.0
Equity securities	373.5	153.0	5.1	521.4
Other investments	294.8	1.2	5.0	291.0
Short-term investments	234.3	0.1	0.1	234.3

Total investments	$3,895.7	$325.1	$20.1	$4,200.7

(1)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(2)	Commercial mortgage-backed securities (“CMBS”).
(3)	Asset-backed securities (“ABS”).

Included in total investments at September 30, 2013 and December 31, 2012 is $89.2 million and $143.9 million, respectively, of assets (at fair value) managed on behalf of the trade capital providers, who are third party capital participants that provide underwriting capital to our Syndicate 1200 segment.

Contractual Maturity

The amortized cost and fair values of fixed maturity investments as of September 30, 2013, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$203.3	$205.3
Due after one year through five years	1,170.0	1,196.3
Due after five years through ten years	607.8	629.6
Thereafter	253.2	245.3
Structured securities	523.6	535.4

Total	$2,757.9	$2,811.9

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Unrealized Losses and Other-Than-Temporary Impairments

An aging of unrealized losses on our investments at September 30, 2013 and December 31, 2012 is presented below:

September 30, 2013	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments	$36.8	$0.4	$0.0	$0.0	$36.8	$0.4
Non-U.S. Governments (2)	51.3	2.4	0.0	0.0	51.3	2.4
Obligations of states and political subdivisions	216.9	13.5	0.0	0.0	216.9	13.5
Credit-Financial (2)	82.6	2.3	1.3	0.0	83.9	2.3
Credit-Industrial	95.9	3.6	2.5	0.2	98.4	3.8
Credit-Utility (2)	34.9	1.4	0.0	0.0	34.9	1.4
Structured securities:
CMO/MBS-agency (2)	44.6	1.5	0.2	0.0	44.8	1.5
CMBS	45.5	1.1	0.0	0.0	45.5	1.1
ABS-residential	0.0	0.0	3.9	0.5	3.9	0.5
ABS-non residential	60.2	0.1	0.0	0.0	60.2	0.1
Foreign denominated:
Governments	174.4	4.0	0.0	0.0	174.4	4.0
Credit	81.7	2.7	0.0	0.0	81.7	2.7

Total fixed maturities	924.8	33.0	7.9	0.7	932.7	33.7
Equity securities	54.3	3.1	0.0	0.0	54.3	3.1
Other investments (1)	0.0	0.0	0.0	0.0	0.0	0.0
Short-term investments (1)	2.2	0.0	0.0	0.0	2.2	0.0

Total	$981.3	$36.1	$7.9	$0.7	$989.2	$36.8

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

December 31, 2012	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments (1)	$11.9	$0.0	$0.0	$0.0	$11.9	$0.0
Non-U.S. Governments (2)	8.5	0.1	0.5	0.0	9.0	0.1
Obligations of states and political subdivisions	28.2	0.3	0.8	0.2	29.0	0.5
Credit-Financial	25.0	0.2	8.6	0.5	33.6	0.7
Credit-Industrial	32.2	0.4	3.0	0.3	35.2	0.7
Credit-Utility	8.4	0.2	0.8	0.2	9.2	0.4
Structured securities:
CMO/MBS-agency (2)	26.4	0.2	0.3	0.0	26.7	0.2
CMO/MBS-non agency	1.7	0.2	0.0	0.0	1.7	0.2
CMBS (1)	5.7	0.0	3.5	0.2	9.2	0.2
ABS-residential	0.0	0.0	3.9	0.8	3.9	0.8
ABS-non residential (1) (2)	13.7	0.0	0.2	0.0	13.9	0.0
Foreign denominated:
Governments (2)	180.5	4.3	0.3	0.0	180.8	4.3
Credit	76.3	1.8	0.0	0.0	76.3	1.8

Total fixed maturities	418.5	7.7	21.9	2.2	440.4	9.9
Equity securities	60.2	4.2	6.3	0.9	66.5	5.1
Other investments	11.6	5.0	0.0	0.0	11.6	5.0
Short-term investments	0.0	0.1	0.0	0.0	0.0	0.1

Total	$490.3	$17.0	$28.2	$3.1	$518.5	$20.1

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

We hold a total of 6,362 securities, of which 1,758 were in an unrealized loss position for less than one year and 25 were in an unrealized loss position for a period one year or greater as of September 30, 2013. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increased credit spreads, foreign currency fluctuations, and higher market yields relative to the date the securities were purchased, and for structured securities, by the performance of the underlying collateral as well. We also considered that we do not intend to sell the investments and it is unlikely that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. We do not consider these investments to be other-than-temporarily impaired at September 30, 2013.

We regularly evaluate our investments for impairment. For fixed maturity securities, the evaluation for a credit loss is generally based on the present value of expected cash flows of the security as compared to the amortized book value. For structured securities, frequency and severity of loss inputs are used in projecting future cash flows of the securities. Loss frequency is measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. Loss severity includes such factors as trends in real estate values and proceeds at foreclosure. We recognized other-than-temporary losses on our fixed maturities portfolio of $0.0 million and $0.3 million for the three and nine months ended September 30, 2013, respectively. We recognized other-than-temporary losses on our fixed maturities portfolio of $1.1 million and $1.4 million for the three and nine months ended September 30, 2012, respectively. For equity securities and other investments, the length of time and the amount of decline in fair value are the principal factors in determining other-than-temporary impairment. We recognized other-than-temporary losses on our equity portfolio of $0.1 million and $1.6 million for the three and nine months ended September 30, 2013, respectively. We recognized other-than-temporary losses on our equity portfolio of $0.0 million and $0.6 million for the three and nine months ended September 30, 2012, respectively. We recognized other-than-

temporary losses on our other investments of $0.0 million and $3.4 million for the three and nine months ended September 30, 2013. We did not recognize other-than-temporary losses on our other investments in 2012. In situations where we did not recognize other-than-temporary losses on investments in our equity portfolio, we have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation have the ability and intent to hold these investments until a recovery of fair value.

Realized Gains and Losses

The following table presents the Company’s gross realized investment gains (losses) for the three and nine months ended September 30:

	For the Three Months		For the Nine Months
(in millions)	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Realized gains
Fixed maturities	$5.8	$5.5	$27.5	$21.0
Equity securities	7.2	0.2	15.0	0.4
Other investments	11.2	7.7	28.9	20.8
Short-term investments	0.1	0.2	0.1	0.5

Gross realized gains	24.3	13.6	71.5	42.7
Realized losses
Fixed maturities	(6.1)	(3.0)	(14.5)	(8.1)
Equity securities	(0.1)	(0.1)	(0.8)	(0.4)
Other investments	(8.6)	(1.1)	(20.7)	(13.2)
Short-term investments	(0.3)	0.0	(0.6)	(0.3)
Other-than-temporary impairment losses on fixed maturities	0.0	(1.1)	(0.3)	(1.4)
Other-than-temporary impairment losses on equity securities	(0.1)	0.0	(1.6)	(0.6)
Other-than-temporary impairment losses on other investments	0.0	0.0	(3.4)	0.0

Gross realized losses	(15.2)	(5.3)	(41.9)	(24.0)

Net realized investment gains	$9.1	$8.3	$29.6	$18.7

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

As of September 30, 2013 and 2012, we hedged $2.0 million and $2.4 million, respectively, of certain holdings in non-U.S. Dollar denominated fixed maturity investments with $1.8 million and $2.3 million, respectively, of foreign exchange forward contracts. The net realized effect on income was not significant for the reporting periods.

We also enter into foreign currency exchange forward contracts to manage currency exposure on losses related to global catastrophe events. These currency forward contracts are carried at fair value in the Consolidated Balance Sheets in “Other investments”. The realized and unrealized gains and losses are included in realized gains or losses in the Consolidated Statements of Income. The notional amount of the currency forward contracts was $53.2 million and $104.9 million as of September 30, 2013 and 2012, respectively. The fair value of the currency forward contracts was $1.6 million and $2.5 million as of September 30, 2013 and 2012, respectively. For the three and nine months ended September 30, 2013, we recognized $2.4 million in net realized gains and $2.2 million in net realized losses from the currency forward contracts. For the three and nine months ended September 30, 2012, we recognized $2.5 million in net realized gains and $1.1 million in net realized losses from the currency forward contracts.

Regulatory Deposits, Pledged Securities and Letters of Credit

At September 30, 2013, the amortized cost and fair value of investments on deposit for regulatory purposes and reinsurance were $202.4 million and $210.8 million, respectively.

Investments with an amortized cost of $230.4 million and fair value of $232.8 million were pledged as collateral in support of irrevocable letters of credit at September 30, 2013. These assets support irrevocable letters of credit issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves in the amount of $63.3 million and $124.9 million for our Corporate member’s capital as security to support the underwriting business at Lloyd’s.

At September 30, 2013, our Corporate member’s capital supporting our Lloyd’s business consisted of:

(in millions)
Letters of credit	$124.9
Fixed maturities, at fair value	160.9
Short-term investments, at fair value	0.1

Total securities and letters of credit pledged to Lloyd’s	$285.9

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

We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of September 30, 2013. A description of the valuation techniques we use to measure assets at fair value is as follows:

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

•

CMO/MBS agency, CMO/MBS non-agency, CMBS, ABS residential and ABS non-residential securities are reported at fair value using Level 2 inputs. For these securities, we obtain fair value measurements from third-party pricing services. Observable data may include dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

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

Transfers Between Level 1 and Level 2 Securities: There were no transfers between Level 1 and Level 2 securities during the three or nine months ended September 30, 2013.

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 have been categorized as follows:

(in millions)		Fair Value Measurements at Reporting Date Using
	September 30, 2013	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$277.6	$142.8	$134.8	$0.0
Non-U.S. Governments	74.2	0.0	74.2	0.0
Obligations of states and political subdivisions	608.3	0.0	608.3	0.0
Credit-Financial	398.8	0.0	398.8	0.0
Credit-Industrial	395.1	0.0	395.1	0.0
Credit-Utility	178.1	0.0	178.1	0.0
Structured securities:
CMO/MBS-agency	242.0	0.0	242.0	0.0
CMO/MBS-non agency	21.1	0.0	21.1	0.0
CMBS	163.6	0.0	163.6	0.0
ABS-residential	7.4	0.0	7.4	0.0
ABS-non residential	101.3	0.0	101.3	0.0
Foreign denominated:
Governments	228.7	0.0	228.7	0.0
Credit	115.7	0.0	115.7	0.0

Total fixed maturities	2,811.9	142.8	2,669.1	0.0
Equity securities	580.8	523.3	56.2	1.3
Other investments	114.3	0.0	114.3	0.0
Short-term investments	286.3	284.0	2.3	0.0
Other assets	2.8	0.0	0.0	2.8

	$3,796.1	$950.1	$2,841.9	$4.1

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

(in millions)		Fair Value Measurements at Reporting Date Using
	December 31, 2012	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$410.4	$219.5	$190.9	$0.0
Non-U.S. Governments	56.6	0.0	56.6	0.0
Obligations of states and political subdivisions	596.1	0.0	596.1	0.0
Credit-Financial	407.4	0.0	407.4	0.0
Credit-Industrial	458.8	0.0	458.8	0.0
Credit-Utility	202.1	0.0	202.1	0.0
Structured securities:
CMO/MBS-agency	395.1	0.0	395.1	0.0
CMO/MBS-non agency	13.3	0.0	13.3	0.0
CMBS	115.0	0.0	115.0	0.0
ABS-residential	9.5	0.0	9.5	0.0
ABS-non residential	82.5	0.0	82.5	0.0
Foreign denominated:
Governments	267.0	0.0	267.0	0.0
Credit	140.2	0.0	140.2	0.0

Total fixed maturities	3,154.0	219.5	2,934.5	0.0
Equity securities	521.4	469.0	50.6	1.8
Other investments	132.0	0.0	132.0	0.0
Short-term investments	234.3	201.1	33.2	0.0
Other assets	6.9	0.0	0.0	6.9

	$4,048.6	$889.6	$3,150.3	$8.7

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

The fair value measurements in the tables above do not agree to “Total investments” on the Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting and include reinsurance contracts that are classified as Other assets.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 at September 30, 2013 and December 31, 2012 are as follows:

Fair Value Measurements Using Unobservable Inputs (Level 3)

(in millions)	Equity Securities	Other Assets	Total
Beginning balance, January 1, 2013	$1.8	$6.9	$8.7
Transfers into Level 3	0.0	0.0	0.0
Transfers out of Level 3	0.0	0.0	0.0
Total gains or losses (realized/unrealized):
Included in net income	0.1	0.0	0.1
Included in other comprehensive income	0.0	0.0	0.0
Purchases, issuances, sales, and settlements
Purchases	0.0	0.0	0.0
Issuances	0.0	0.0	0.0
Sales	(0.6)	0.0	(0.6)
Settlements	0.0	(4.1)	(4.1)

Ending balance, September 30, 2013	$1.3	$2.8	$4.1

Amount of total gains or losses for the period included in net income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2013	$0.0	$0.0	$0.0

Fair Value Measurements Using Unobservable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Other Assets	Total
Beginning balance, January 1, 2012	$0.7	$2.4	$9.0	$12.1
Transfers into Level 3	0.0	0.0	0.0	0.0
Transfers out of Level 3	0.0	0.0	0.0	0.0
Total gains or losses (realized/unrealized):
Included in net income	0.1	0.0	0.0	0.1
Included in other comprehensive income	0.0	0.0	0.0	0.0
Purchases, issuances, sales, and settlements
Purchases	0.0	0.0	0.0	0.0
Issuances	0.0	0.0	0.0	0.0
Sales	(0.8)	(0.6)	0.0	(1.4)
Settlements	0.0	0.0	(2.1)	(2.1)

Ending balance, December 31, 2012	$0.0	$1.8	$6.9	$8.7

Amount of total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2012	$0.0	$0.0	$0.0	$0.0

At September 30, 2013 and December 31, 2012, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.

4.	Shareholders’ Equity

On May 7, 2013, our Board of Directors declared a 10% stock dividend, payable on June 17, 2013, to shareholders of record at the close of business on June 3, 2013. As a result of the stock dividend, 2,447,839 additional shares were issued. Cash was paid in lieu of fractional shares of the Company’s common shares.

On August 6, 2013, our Board of Directors declared a quarterly cash dividend in the amount of $0.15 on each share of common stock outstanding. On September 16, 2013, we paid $4.0 million to our shareholders of record on September 2, 2013. On August 7, 2012, our Board of Directors declared a quarterly cash dividend in the amount of $0.12, on each share of common stock outstanding. On September 18, 2012, we paid $3.0 million to our shareholders of record on September 4, 2012.

For the nine months ended September 30, 2013 and 2012, we have paid cash dividends totaling $11.8 million and $9.3 million to our shareholders.

On February 18, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2011 Repurchase Authorization”). The 2011 Repurchase Authorization supersedes the November 13, 2007 repurchase authorization, which also had authorized the repurchase of up to $150.0 million of our common shares. From inception of the repurchase authorizations through September 30, 2013, we have repurchased 7,408,601 shares of our common stock at an average price of $32.96 for a total cost of $244.2 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of September 30, 2013, availability under the 2011 Repurchase Authorization for future repurchases of our common shares was $32.2 million.

On November 6, 2013, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2013 Repurchase Authorization”). The 2013 Repurchase Authorization supersedes the 2011 Repurchase Authorization.

For the three and nine months ended September 30, 2013, we repurchased a total of 195,412 and 948,988 common shares for $8.6 million and $38.7 million respectively. A summary of activity from January 1, 2013 through September 30, 2013 follows.

For the three and nine months ended September 30, 2013, we repurchased 94,809 and 376,839 common shares on the open market for $4.2 million and $15.8 million, respectively. In 2013, we repurchased shares under Securities Exchange Act of 1934 Rule 10b5-1 trading plans as follows:

Date Trading Plan Initiated	2013 Purchase Period	Number of Shares Repurchased	Average Price of Shares Repurchased	Total Cost (in millions)	Repurchase Authorization Year
12/14/2012	01/01/13-01/17/13 (1)	171,480	$ 35.41	$ 6.0	2011
03/15/2013	03/16/13-05/01/13	205,452	$ 40.75	$ 8.3	2011
06/14/2013	06/18/13-07/31/13	195,217	$ 43.47	$ 8.5	2011

(1)

The above table only reflects the 2013 activity under this Rule 10b5-1 trading plan. In 2012, 117,663 shares were repurchased under this Rule 10b5-1 trading plan for a total cost of $3.9 million. Total shares repurchased in 2012 and 2013 under this Rule 10b5-1 trading plan are 289,143 shares at an average price of $34.58 for a total cost of $9.9 million.

5.	Net Income Per Common Share

The following table presents the calculation of net income per common share on a basic and diluted basis for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except number of shares and per share amounts)	2013	2012	2013	2012
Net income	$31.0	$13.4	$95.4	$57.0
Weighted average common shares outstanding - basic	26,682,176	27,751,140	26,961,792	28,265,456
Effect of dilutive securities
Equity compensation awards	1,137,374	582,656	1,031,543	447,668

Weighted average common shares outstanding - diluted	27,819,550	28,333,796	27,993,335	28,713,124

Net income per common share - basic	$1.16	$0.48	$3.54	$2.02

Net income per common share - diluted	$1.12	$0.47	$3.41	$1.98

Excluded from the weighted average common shares outstanding calculation at September 30, 2013 and 2012 are 7,408,601 shares and 6,248,209 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date. For the three and nine months ended September 30, 2013, equity compensation awards to purchase 58,784 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2013 through 2020. For the three and nine months ended September 30, 2012, equity compensation awards to purchase 972,175 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2012 through 2019.

6.	Accumulated Other Comprehensive Income

In February 2013, the FASB issued Accounting Standards Update 2013-02 that amends Accounting Standards Codification (“ASC”) 220, “Comprehensive Income.” See Note 2, “Recently Issued Accounting Standards” for additional information regarding the provisions of this update. Effective January 1, 2013, we adopted the update prospectively.

A summary of changes in accumulated other comprehensive income (loss), net of taxes (where applicable) by component for the nine months ended September 30, 2013 is presented in the following table:

(in millions)	Foreign currency translation adjustments	Unrealized holding gains on securities	Defined benefit pension plans	Total
Beginning balance, January 1, 2013	$(8.7)	$204.1	$(5.9)	$189.5
Other comprehensive income before reclassifications	(2.2)	(23.9)	0.0	(26.1)
Amounts reclassified from accumulated other comprehensive income	0.0	(11.6)	0.0	(11.6)

Net current-period other comprehensive income	(2.2)	(35.5)	0.0	(37.7)

Ending balance, September 30, 2013	$(10.9)	$168.6	$(5.9)	$151.8

The amounts reclassified from accumulated other comprehensive income shown in the above table have been included in the following captions in the Consolidated Statements of Income:

(in millions)	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
Unrealized gains and losses on securities
Net realized investment gains	$(3.3)	$(18.3)
Provision for income taxes	2.0	6.7

Net of taxes	$(1.3)	$(11.6)

7.	Commitments and Contingencies

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

Our income tax provision includes the following components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Current tax provision	$3.5	$5.7	$13.4	$11.2
Deferred tax provision related to:
Future tax deductions	(2.4)	(2.1)	2.0	0.8
Valuation allowance change	0.8	0.7	2.4	1.8

Income tax provision	$1.9	$4.3	$17.8	$13.8

Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the three and nine months ended September 30, 2013 and 2012, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

	For the Three Months Ended September 30,
(in millions)	2013		2012
	Pre-tax income (loss)	Effective Tax Rate	Pre-tax income (loss)	Effective Tax Rate
Bermuda	$14.2	0.0%	$8.0	0.0%
United States	19.6	22.9%	12.1	21.0%
United Kingdom	1.6	-164.7%	0.1	1217.4%
Belgium	0.1	91.6%	0.1	20.0%
Brazil	(1.5)	0.0%	(1.9)	0.0%
Dubai	(0.4)	0.0%	0.0	0.0%
Ireland	(0.1)	0.0%	0.0	0.0%
Malta	(0.6)	0.0%	(0.7)	0.0%
Switzerland	0.0 (1)	19.7%	0.0 (1)	25.0%

Pre-tax income (loss)	$32.9		$17.7

(1)	Pre-tax income for the respective period was less than $0.1 million.

	For the Nine Months Ended September 30,
(in millions)	2013		2012
	Pre-tax income (loss)	Effective Tax Rate	Pre-tax income (loss)	Effective Tax Rate
Bermuda	$34.2	0.0%	$18.2	0.0%
United States	68.6	23.5%	45.8	22.8%
United Kingdom	18.3	9.2%	13.8	24.0%
Belgium	0.1	26.9%	0.2	33.6%
Brazil	(6.2)	0.0%	(5.4)	0.0%
Dubai	(0.4)	0.0%	0.1	0.0%
Ireland	(0.1)	0.0%	(0.1)	0.0%
Malta	(1.3)	0.0%	(1.8)	0.0%
Switzerland	0.0 (1)	21.0%	0.0 (1)	24.0%

Pre-tax income (loss)	$113.2		$70.8

(1)	Pre-tax income for the respective period was less than $0.1 million.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the three and nine months ended September 30, 2013 and 2012 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Income tax provision at expected rate	$6.2	$3.3	$25.2	$17.0
Tax effect of:
Tax-exempt interest	(1.3)	(1.2)	(4.1)	(4.2)
Dividends received deduction	(0.7)	(0.4)	(1.8)	(1.3)
Valuation allowance change	0.8	0.7	2.4	1.8
Other permanent adjustments, net	(0.5)	0.1	(1.4)	0.8
Adjustment for annualized rate	0.3	0.0	(0.1)	0.0
United States state tax benefit	(0.1)	0.0	(0.4)	(0.2)
Other foreign adjustments	0.0	0.0	0.0	0.1
Deferred tax rate reduction	(1.3)	(0.6)	(1.3)	(0.6)
Foreign exchange adjustments	(1.7)	2.4	(1.3)	0.4
Foreign withholding taxes	0.2	0.0	0.6	0.0

Income tax provision	$1.9	$4.3	$17.8	$13.8

Income tax provision (benefit) - Foreign	$(2.6)	$1.8	$1.7	$3.4
Income tax provision - United States Federal	4.4	2.3	16.1	10.6
Income tax provision (benefit) - United States State	(0.1)	0.2	(0.6)	(0.2)
Foreign withholding tax - United States	0.2	0.0	0.6	0.0

Income tax provision	$1.9	$4.3	$17.8	$13.8

Our net deferred tax assets (liabilities) are supported by taxes paid in previous periods, the reversal of the taxable temporary differences and the recognition of future income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, which is generally two years for net operating losses and three years for capital losses for our operations in the United States. At September 30, 2013, we had a total net deferred tax asset of $24.2 million prior to any valuation allowance. Management has concluded that a valuation allowance is required for a portion of the tax effected net capital loss carryforward of $30.0 million generated from the sale of PXRE Reinsurance Company, and a full valuation allowance is required for the tax effected net operating loss carryforward of $18.7 million from PXRE Corporation and for the tax effected net operating loss carryforward of $1.0 million from ARIS Title Insurance Corporation (“ARIS”). The capital loss carryforward generated from the sale of PXRE Reinsurance Company will expire if not used by December 31, 2013. Of the PXRE Corporation loss carryforwards, $17.2 million will expire if not used by December 31, 2025 and $1.5 million will expire if not utilized by December 31, 2027. The valuation allowances have been established as Internal Revenue Code Section 382 limits the application of net operating loss and net capital loss carryforwards following an ownership change. Accordingly, a valuation allowance of $54.9 million is required as of September 30, 2013. The loss carryforwards available per year are $2.8 million as required by Internal Revenue Code Section 382. For the nine months ended September 30, 2013, the valuation allowance was reduced by $0.7 million pertaining to the use of the PXRE and ARIS loss carryforwards, was increased by $0.4 million pertaining to the Malta operations and was increased by $2.7 million pertaining to the Brazil operations.

We had no material unrecognized tax benefits as of September 30, 2013. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2009. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2011.

9.	Share-based Compensation

The fair value method of accounting is used for equity-based compensation plans. Under the fair value method, compensation cost is measured based on the fair value of the award at the measurement date and recognized over the requisite service period. We use the Black-Scholes model to estimate the fair values on the measurement date for share options and share appreciation rights (“SARs”). The Black-Scholes model uses several assumptions to value a share award. The volatility assumption is based on the historical change in Argo Group’s stock price over the previous five years preceding the measurement date. The risk-free rate of return assumption is based on the five-year U.S. Treasury constant maturity rate on the measurement date. The expected award life is based upon the average holding period over the history of the incentive plan. The following table summarizes the assumptions we used for the nine months ended September 30, 2013 and 2012:

	2013	2012
Risk-free rate of return	1.44%	1.09%
Expected dividend yields	1.55%	1.67%
Expected award life (years)	4.92	5.03
Expected volatility	31.1%	32.6%

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

A summary of option activity under the 2007 Plan as of September 30, 2013, and changes during the nine months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2013	418,325	$33.56
Granted	0	$0.00
Exercised	(151,286)	$31.62
Expired or forfeited	(45,051)	$34.21

Outstanding at September 30, 2013	221,988	$34.74

Options outstanding under this plan vested over a one to five year period, subject to continued employment. As of December 31, 2012, all options under this plan were fully vested. Expense recognized under this plan for share options was $0.5 million for the nine months ended September 30, 2012. Compensation expense from all equity-based compensation awards is included in “Underwriting, acquisition and insurance expense” in the accompanying Consolidated Statements of Income.

A summary of restricted share activity under the 2007 Plan as of September 30, 2013, and changes during the nine months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2013	236,139	$29.76
Granted	117,788	$37.05
Vested and issued	(54,034)	$29.80
Expired or forfeited	(41,077)	$35.62

Outstanding at September 30, 2013	258,816	$32.71

The restricted shares will vest over two to four years. Expense recognized under this plan for the restricted shares was $2.2 million and $1.4 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, there was $6.2 million of total unrecognized compensation cost related to restricted shares.

A summary of stock-settled SARs activity under the 2007 Plan as of September 30, 2013, and changes during the nine months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2013	1,261,448	$27.04
Granted	332,004	$37.21
Exercised	(167,693)	$26.69
Expired or forfeited	(124,711)	$29.27

Outstanding at September 30, 2013	1,301,048	$29.46

The stock-settled SARs vest over a one to four year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. Expense recognized for the stock-settled SARs was $2.1 million and $1.7 million for each of the nine months ended September 30, 2013 and 2012. As of September 30, 2013, there was $4.9 million of total unrecognized compensation cost related to stock-settled SARs.

A summary of cash-settled SARs activity under the 2007 Plan as of September 30, 2013, and changes during the nine months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2013	1,886,124	$29.75
Granted	556,598	$39.67
Exercised	(451,792)	$29.46
Expired or forfeited	(175,284)	$29.85

Outstanding at September 30, 2013	1,815,646	$32.85

The cash-settled SARs vest over a one to four year period. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We are accounting for the cash-settled SARs as liability awards, which require the awards to be revalued at each reporting period. Expense recognized for the cash-settled SARs was $12.7 million and $3.6 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, there was $13.5 million of total unrecognized compensation cost related to cash-settled SARs.

Argo Group International Holdings Ltd. Deferred Compensation Plan for Non-Employee Directors

In February 2008, the Board of Directors approved the Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors (“Directors Plan”), a non-funded and non-qualified deferred compensation plan. Under the Directors Plan, non-employee directors can elect each year to defer payment of 50% or 100% of their cash compensation payable during the next calendar year. During the time that the cash compensation amounts are deferred, such amounts are credited with interest earned at a rate two percent above the prime rate, to be re-set each May 1. In addition, the Directors Plan calls for us to grant a match equal to 75% of the cash compensation amounts deferred in the form of “Stock Units,” which provide directors with the economic equivalent of stock ownership and are credited as a bookkeeping entry to each director’s “Stock Unit Account.” Each Stock Unit is valued at the closing price of our common stock on the national exchange on which it is listed as of the date credited for all purposes under the Directors Plan and fluctuates daily thereafter on that same basis. Distributions from the Directors Plan will occur six months after the non-employee director ceases to be a member of the Board due to retirement or termination without cause or change in control, or immediately upon disability or death. The non-employee directors are responsible for all tax requirements on the deferred compensation and any related earnings. The Directors Plan provides for a Stock Unit Account to be established for each non-employee director upon their election to the Board and credits their account with an initial bookkeeping entry for 1,650 Stock Units. Under the Directors Plan, we recorded compensation expense of $1.5 million and $0.9 million for the nine months ended September 30, 2013 and 2012, respectively.

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

A summary of option activity under the Amended Plan as of September 30, 2013, and changes during the nine months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2013	210,097	$33.13
Granted	0	$0.00
Exercised	(115,555)	$27.75
Expired or forfeited	(41,814)	$47.71

Outstanding at September 30, 2013	52,728	$33.37

All options granted under the Amended Plan were fully vested in August 2011.

10.	Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”), net of reinsurance, to the gross amounts reported in the Consolidated Balance Sheets. Reinsurance recoverables in this note exclude paid loss recoverables of $142.7 million and $106.5 million as of September 30, 2013 and 2012, respectively:

	For the Nine Months Ended September 30,
(in millions)	2013	2012
Net reserves beginning of the year	$2,110.9	$2,336.7
Add:
Net reserves from assumed retroactive insurance contract (1)	0.0	13.0
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	575.6	545.7
Prior accident years	(21.5)	(17.8)

Losses and LAE incurred during calendar year, net of reinsurance	554.1	527.9

Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	131.7	111.9
Prior accident years	429.0	450.1

Losses and LAE payments made during current calendar year, net of reinsurance:	560.7	562.0

Change in participation interest (2)	10.4	(3.1)
Foreign exchange adjustments	(6.3)	5.4

Net reserves - end of period	2,108.4	2,317.9
Add:
Reinsurance recoverables on unpaid losses and LAE, end of period	1,114.5	910.0

Gross reserves - end of period	$3,222.9	$3,227.9

(1)	Amount represents reserves assumed resulting from participation in Brazilian Motor Third-Party Liability Insurance Pool effective January 1, 2012.
(2)	Amount represents (decrease) increase in reserves due to change in syndicate participation.

Included in losses and LAE for the nine months ended September 30, 2013 was $21.5 million in favorable prior years’ loss reserve development comprised of the following: $26.8 million net favorable development in the Excess and Surplus Lines segment primarily caused by favorable development of $35.9 million in the general and products liability lines, partially offset with $9.1 million of unfavorable development in commercial automobile; $0.4 million of net unfavorable development in the Commercial Specialty segment, primarily driven by $11.4 million unfavorable development in general liability due to increases in claim severity and $2.4 million unfavorable development in automobile liability, offset by $6.7 million favorable development in short tail lines and $5.8 million favorable development in workers compensation; $0.6 million net favorable development in the International Specialty segment primarily driven by $3.0 million of favorable development on professional lines due to favorable loss activity and $1.2 million on assumed contract from older years, partially offset by $2.6 million of unfavorable development from a marine industry loss warranty and crop losses and $0.8 million in unfavorable development in our Brazil unit; $4.1 million net favorable development in the Syndicate 1200 segment driven by favorable development in various property classes, partially offset by unfavorable development in the onshore energy and liability classes of business; $9.6 million unfavorable development in the Runoff Lines segment primarily caused by $6.4 million of unfavorable development in asbestos driven by an increase in defense costs for claims from general liability policies written on a direct basis and commutation and settlement activity and $2.0 million of unfavorable development in the medical malpractice liability line due to the loss of the New York Liquidation Bureau funding for structured settlement annuity payments.

Included in losses and LAE for the nine months ended September 30, 2012 was $17.8 million in favorable prior years’ loss reserve development comprised of the following: $33.5 million of favorable development in the Excess and Surplus Lines segment primarily driven by $23.6 million of favorable development in the general and products liability lines of business in accident years 2009 and prior, $3.1 million of favorable development in the property lines, primarily in accident year 2010 and $2.4 million of favorable development in the automobile liability lines of business, primarily in accident year 2009; $18.6 million of net unfavorable development in the Commercial Specialty segment driven by $24.9 million of unfavorable development in general liability due to increases in claim severity, $3.8 million of unfavorable development in the automobile liability lines of business, partially offset by $7.7 million of favorable development in workers compensation and $2.4 million of favorable development in short-tail lines; $4.5 million of net favorable development in the International Specialty segment primarily driven by favorable development attributable to short-tail non-catastrophe losses; $4.4 million of net favorable development in the Syndicate 1200 segment primarily driven by favorable development in the property facultative class of business, partially offset by unfavorable development in the general liability class of business; and $6.0 million of net unfavorable development in the Run-off Lines segment primarily due to $5.5 million of unfavorable development in asbestos driven by increasing defense costs, unfavorable development in other run-off lines, partially offset by favorable development in workers compensation and legacy PXRE claims.

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

We recorded these contracts at fair value, and such fair value is included in “Other assets” in our Consolidated Balance Sheets with any changes in the value reflected in “Other reinsurance-related expenses” in the Consolidated Statements of Income. As there is no quoted fair value available for these derivatives, the fair value was estimated by management taking into account changes in the market for catastrophe bond reinsurance contracts with similar economic characteristics and potential recoveries from events preceding the valuation date. Included in “Other reinsurance-related expenses” for the three and nine months ended September 30, 2013 was $4.6 million and $14.4 million, respectively, and $7.0 million and $20.8 million for the three and nine months ended September 30, 2012. The expense in each respective period was due to the change in the fair value of the derivatives, principally due to the passage of the transaction’s risk coverage term. Included in “Other assets” in our Consolidated Balance Sheets were $2.9 million and $6.9 million, which represent the fair value of these contracts at September 30, 2013 and December 31, 2012, respectively.

The special purpose reinsurance company that is the counterparty to these transactions is a variable interest entity under the provisions of ASC Topic 810-10. Argo Group is not the primary beneficiary of this entity and is therefore not required to consolidate it in its consolidated financial statements.

12.	Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2013 and 2012 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Commissions	$57.2	$55.3	$174.7	$156.0
General expenses	65.4	60.2	200.8	182.2
Premium taxes, boards and bureaus	6.8	7.1	19.7	19.2

	129.4	122.6	395.2	357.4
Net deferral of policy acquisition costs	(2.7)	(4.6)	(17.2)	(11.1)

Total underwriting, acquisition and insurance expenses	$126.7	$118.0	$378.0	$346.3

Included in general expenses for the three and nine months ended September 30, 2013, was $1.7 million and $12.7 million in additional expense for our cash settled stock appreciation rights, due to the increase in our stock price.

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

Revenue and income (loss) before income taxes for each segment for the three and nine months ended September 30, 2013 and 2012 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Revenue:
Earned premiums
Excess and Surplus Lines	$120.6	$100.8	$334.4	$295.5
Commercial Specialty	74.6	78.6	225.1	241.8
International Specialty	37.5	33.4	106.6	90.8
Syndicate 1200	97.3	90.8	295.6	242.3
Run-off Lines	0.5	0.7	0.5	1.4

Total earned premiums	330.5	304.3	962.2	871.8
Net investment income
Excess and Surplus Lines	10.2	12.5	32.3	38.5
Commercial Specialty	5.6	6.7	17.6	20.6
International Specialty	2.4	3.1	6.4	10.0
Syndicate 1200	2.5	3.8	8.1	11.4
Run-off Lines	2.6	2.8	8.2	9.8
Corporate and Other	0.8	0.0	4.7	0.0

Total net investment income	24.1	28.9	77.3	90.3
Fee income, net	0.3	3.0	0.5	4.8
Net realized investment gains	9.1	8.3	29.6	18.7

Total revenue	$364.0	$344.5	$1,069.6	$985.6

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Income (loss) before income taxes
Excess and Surplus Lines	$29.6	$15.1	$60.2	$56.3
Commercial Specialty	10.1	(2.7)	17.3	(11.8)
International Specialty	0.5	6.6	8.1	22.0
Syndicate 1200	8.5	11.8	26.7	18.0
Run-off Lines	(9.1)	(2.5)	(5.8)	(1.5)

Total segment income before taxes	39.6	28.3	106.5	83.0
Corporate and Other	(15.8)	(18.9)	(22.9)	(30.9)
Net realized investment gains	9.1	8.3	29.6	18.7

Total income before income taxes	$32.9	$17.7	$113.2	$70.8

The table below presents earned premiums by geographic location for the three and nine months ended September 30, 2013 and 2012. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that write the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Bermuda	$27.4	$32.6	$75.3	$83.5
Brazil	9.9	6.7	29.9	18.4
Malta	0.5	0.0	1.3	0.1
United Kingdom	97.7	84.9	296.0	231.1
United States	195.0	180.1	559.7	538.7

Total earned premiums	$330.5	$304.3	$962.2	$871.8

The following table represents identifiable assets as of September 30, 2013 and December 31, 2012:

(in millions)	September 30, 2013	December 31, 2012
Excess and Surplus Lines	$2,248.6	$2,206.7
Commercial Specialty	1,316.5	1,337.7
International Specialty	785.9	731.8
Syndicate 1200	1,670.5	1,811.4
Run-off Lines	558.0	516.5
Corporate and Other	71.1	84.8

Total	$6,650.6	$6,688.9

Included in total assets at September 30, 2013 and December 31, 2012 are $378.9 million and $505.7 million, respectively, in assets associated with trade capital providers.

14.	Supplemental Cash Flow Information

Income taxes paid. We paid income taxes of $14.1 million and $18.1 million during the nine months ended September 30, 2013 and 2012, respectively.

Interest paid. Interest paid for the nine months ended September 30, was as follows:

	For the Nine Months Ended September 30,
(in millions)	2013	2012
Senior unsecured fixed rate notes	$7.0	$0.0
Junior subordinated debentures	6.0	16.3
Other indebtedness	0.7	2.5
Revolving credit facility	0.0	0.0

Total interest paid	$13.7	$18.8

15.	Disclosures about Fair Value of Financial Instruments

Cash. The carrying amount approximates fair value.

Investment securities and short-term investments. See Note 3, “Investments,” for additional information.

Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables approximates fair value. At September 30, 2013 and December 31, 2012, the carrying values of premiums receivable over 90 days were $17.0 million and $24.3 million, respectively. Included in “Reinsurance recoverables” in the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, are amounts that are due from third party trade capital providers associated with the operations of Argo Underwriting Agency Limited (“Argo International”). Upon settlement, the receivable is offset against the liability also reflected in the accompanying Consolidated Balance Sheets. At September 30, 2013 and December 31, 2012, the payable was in excess of the receivable. Of our paid losses on reinsurance recoverable balances, excluding amounts attributable to Argo International’s third party trade capital providers, at September 30, 2013 and December 31, 2012, the carrying values over 90 days were $17.9 million and $18.0 million, respectively. Our methodology for establishing our allowances for doubtful accounts includes specifically identifying all potential uncollectible balances regardless of aging. At September 30, 2013 and December 31, 2012, the allowance for doubtful accounts for premiums receivable was $4.3 million and $2.5 million, respectively. The allowance for doubtful accounts for reinsurance recoverables on paid losses was $2.3 million and $2.2 million at September 30, 2013 and December 31, 2012, respectively. Premiums receivable over 90 days were secured by collateral in the amount of $0.6 million and $0.4 million at September 30, 2013 and December 31, 2012, respectively. Reinsurance recoverables on paid losses over 90 days were secured by collateral in the amount of $1.6 million and $0.3 million at September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013 and December 31, 2012, the fair value of our Junior Subordinated Debentures, Senior unsecured fixed rate notes, and other indebtedness was estimated using appropriate market indices or quoted prices from external sources based on current market conditions.

A summary of our financial instruments whose carrying value did not equal fair value at September 30, 2013 and December 31, 2012 is shown below:

	September 30, 2013		December 31, 2012
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures	$193.3	$155.2	$193.3	$151.8

Senior unsecured fixed rate notes	143.8	115.2	143.8	143.2

Other indebtedness:
Floating rate loan stock	64.1	51.4	63.0	49.5
Note payable	0.8	0.6	0.8	0.6

	$402.0	$322.4	$400.9	$345.1

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

The following tables present condensed consolidating financial information at September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012, for Argo Group (the “Parent Guarantor”) and Argo Group US (the “Subsidiary Issuer”). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations, and cash flows of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2013

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$3.4	$2,750.2	$1,296.6	$0.0	$4,050.2
Cash	0.0	117.5	24.1	0.0	141.6
Accrued investment income	0.0	19.5	5.8	0.0	25.3
Premiums receivable	0.0	150.3	276.1	0.0	426.4
Reinsurance recoverables	0.0	1,165.4	91.8	0.0	1,257.2
Goodwill and other intangible assets	0.0	137.9	103.2	0.0	241.1
Current income taxes receivable, net	0.0	10.1	5.2	0.0	15.3
Deferred acquisition costs, net	0.0	55.5	59.8	0.0	115.3
Ceded unearned premiums	0.0	99.4	131.6	0.0	231.0
Other assets	4.2	93.5	49.5	0.0	147.2
Due from affiliates	0.0	0.2	(0.2)	0.0	0.0
Intercompany note receivable	0.0	102.7	(102.7)	0.0	0.0
Investments in subsidiaries	1,662.1	0.0	0.0	(1,662.1)	0.0

Total assets	$1,669.7	$4,702.2	$1,940.8	$(1,662.1)	$6,650.6

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$0.0	$2,178.7	1,044.2	$0.0	$3,222.9
Unearned premiums	0.0	448.8	398.2	0.0	847.0
Funds held and ceded reinsurance payable, net	0.0	638.0	(181.4)	0.0	456.6
Long-term debt	49.0	288.9	64.1	0.0	402.0
Current income taxes payable, net	0.0	0.0	0.0	0.0	0.0
Deferred tax liabilities, net	0.0	23.1	7.6	0.0	30.7
Accrued underwriting expenses and other liabilities	14.2	98.0	51.8	0.0	164.0
Due to affiliates	(1.5)	0.0	0.0	1.5	0.0
Intercompany note payable	80.6	0.0	0.0	(80.6)	0.0

Total liabilities	142.3	3,675.5	1,384.5	(79.1)	5,123.2

Total shareholders’ equity	1,527.4	1,026.8	556.2	(1,583.0)	1,527.4

Total liabilities and shareholders’ equity	$1,669.7	$4,702.3	$1,940.7	$(1,662.1)	$6,650.6

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2012

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$(0.9)	$2,794.7	$1,406.9	$0.0	$4,200.7
Cash	0.0	73.9	21.9	0.0	95.8
Accrued investment income	0.0	21.3	9.0	0.0	30.3
Premiums receivable	0.0	155.1	205.9	0.0	361.0
Reinsurance recoverables	0.0	1,155.1	165.8	0.0	1,320.9
Goodwill and other intangible assets	0.0	139.5	105.8	0.0	245.3
Current income taxes receivable, net	0.0	8.7	4.2	0.0	12.9
Deferred acquisition costs, net	0.0	54.6	44.8	0.0	99.4
Ceded unearned premiums	0.0	85.9	107.7	0.0	193.6
Other assets	4.3	82.7	42.0	0.0	129.0
Due from affiliates	5.0	1.2	(1.2)	(5.0)	0.0
Intercompany note receivable	0.0	119.6	(119.6)	0.0	0.0
Investments in subsidiaries	1,621.1	0.0	0.0	(1,621.1)	0.0

Total assets	$1,629.5	$4,692.3	$1,993.2	$(1,626.1)	$6,688.9

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$0.0	$2,226.3	$997.2	$0.0	$3,223.5
Unearned premiums	0.0	415.6	314.6	0.0	730.2
Funds held and ceded reinsurance payable, net	0.0	598.4	47.4	0.0	645.8
Long-term debt	49.0	288.9	63.0	0.0	400.9
Current income taxes payable, net	0.0	0.0	0.0	0.0	0.0
Deferred tax liabilities, net	0.0	36.8	7.0	0.0	43.8
Accrued underwriting expenses and other liabilities	11.3	84.1	35.2	0.0	130.6
Due to affiliates	0.0	0.0	0.0	0.0	0.0
Intercompany note payable	55.1	0.0	0.0	(55.1)	0.0

Total liabilities	115.4	3,650.1	1,464.4	(55.1)	5,174.8

Total shareholders’ equity	1,514.1	1,042.2	528.8	(1,571.0)	1,514.1

Total liabilities and shareholders’ equity	$1,629.5	$4,692.3	$1,993.2	$(1,626.1)	$6,688.9

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$0.0	$105.2	$225.3	$0.0	$330.5
Net investment income	0.0	16.7	7.7	(0.3)	24.1
Fee income, net	0.0	(0.6)	0.9	0.0	0.3
Net realized investment gains	0.0	7.2	1.9	0.0	9.1

Total revenue	0.0	128.5	235.8	(0.3)	364.0

Expenses:
Losses and loss adjustment expenses	0.0	65.9	125.0	0.0	190.9
Other reinsurance-related expenses	0.0	(2.9)	7.5	0.0	4.6
Underwriting, acquisition and insurance expenses	5.8	42.1	78.8	0.0	126.7
Interest expense	0.7	3.8	0.9	(0.3)	5.1
Foreign currency exchange (gain) loss	0.0	(0.1)	3.9	0.0	3.8

Total expenses	6.5	108.8	216.1	(0.3)	331.1

Income (loss) before income taxes	(6.5)	19.7	19.7	0.0	32.9
Provision for income taxes	0.0	4.4	(2.5)	0.0	1.9

Net (loss) income before equity in earnings of subsidiaries	(6.5)	15.3	22.2	0.0	31.0
Equity in undistributed earnings of subsidiaries	37.5	0.0	0.0	(37.5)	0.0

Net income	$31.0	$15.3	$22.2	$(37.5)	$31.0

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF (LOSS) INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$0.0	$108.1	$196.2	$0.0	$304.3
Net investment income	0.0	21.2	7.8	(0.1)	28.9
Fee income, net	0.0	2.4	0.6	0.0	3.0
Net realized investment gains (losses)	(0.5)	4.2	4.6	0.0	8.3

Total revenue	(0.5)	135.9	209.2	(0.1)	344.5

Expenses:
Losses and loss adjustment expenses	0.0	78.0	108.3	0.0	186.3
Other reinsurance-related expenses	0.0	0.0	7.0	0.0	7.0
Underwriting, acquisition and insurance expenses	10.1	41.8	66.1	0.0	118.0
Interest expense	0.1	4.1	1.7	(0.1)	5.8
Foreign currency exchange (gain) loss	0.0	(0.1)	9.8	0.0	9.7

Total expenses	10.2	123.8	192.9	(0.1)	326.8

Income (loss) before income taxes	(10.7)	12.1	16.3	0.0	17.7
Provision for income taxes	0.0	2.5	1.8	0.0	4.3

Net income (loss) before equity in earnings of subsidiaries	(10.7)	9.6	14.5	0.0	13.4
Equity in undistributed earnings of subsidiaries	24.1	0.0	0.0	(24.1)	0.0

Net income	$13.4	$9.6	$14.5	$(24.1)	$13.4

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$0.0	$321.2	$641.0	$0.0	$962.2
Net investment income	0.0	57.2	21.0	(0.9)	77.3
Fee income, net	0.0	(1.9)	2.4	0.0	0.5
Net realized investment gains (losses)	0.0	32.8	(3.2)	0.0	29.6

Total revenue	0.0	409.3	661.2	(0.9)	1,069.6

Expenses:
Losses and loss adjustment expenses	0.0	194.9	359.2	0.0	554.1
Other reinsurance-related expenses	0.0	0.0	14.4	0.0	14.4
Underwriting, acquisition and insurance expenses	18.3	134.3	225.4	0.0	378.0
Interest expense	2.3	11.4	2.3	(0.9)	15.1
Foreign currency exchange (gain) loss	0.0	0.1	(5.3)	0.0	(5.2)

Total expenses	20.6	340.7	596.0	(0.9)	956.4

(Loss) income before income taxes	(20.6)	68.6	65.2	0.0	113.2
Provision for income taxes	0.0	16.0	1.8	0.0	17.8

Net (loss) income before equity in earnings of subsidiaries	(20.6)	52.6	63.4	0.0	95.4
Equity in undistributed earnings of subsidiaries	116.0	0.0	0.0	(116.0)	0.0

Net income	$95.4	$52.6	$63.4	$(116.0)	$95.4

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF (LOSS) INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$0.0	$327.0	$544.8	$0.0	$871.8
Net investment income	0.1	65.3	25.1	(0.2)	90.3
Fee income, net	0.0	2.4	2.4	0.0	4.8
Net realized investment gains (losses)	(0.5)	11.8	7.4	0.0	18.7

Total revenue	(0.4)	406.5	579.7	(0.2)	985.6

Expenses:
Losses and loss adjustment expenses	0.0	220.9	307.0	0.0	527.9
Other reinsurance-related expenses	0.0	0.0	20.8	0.0	20.8
Underwriting, acquisition and insurance expenses	21.4	127.9	197.0	0.0	346.3
Interest expense	2.9	11.8	2.5	(0.2)	17.0
Foreign currency exchange loss	0.0	0.1	2.7	0.0	2.8

Total expenses	24.3	360.7	530.0	(0.2)	914.8

(Loss) income before income taxes	(24.7)	45.8	49.7	0.0	70.8
Provision for income taxes	0.0	10.4	3.4	0.0	13.8

Net (loss) income before equity in earnings of subsidiaries	(24.7)	35.4	46.3	0.0	57.0
Equity in undistributed earnings of subsidiaries	81.7	0.0	0.0	(81.7)	0.0

Net income	$57.0	$35.4	$46.3	$(81.7)	$57.0

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$(15.5)	$75.9	(63.4)	$0.0	$(3.0)

Cash flows from investing activities:
Proceeds from sales of investments	0.0	863.2	515.6	0.0	1,378.8
Proceeds from maturities and mandatory calls of investments	0.0	139.0	85.2	0.0	224.2
Purchases of investments	0.0	(942.4)	(464.9)	0.0	(1,407.3)
Change in short-term investments and foreign regulatory deposits	(0.8)	(38.5)	(36.2)	0.0	(75.5)
Settlements of foreign currency exchange forward contracts	1.9	0.0	(8.3)	0.0	(6.4)
Issuance of intercompany note, net	0.0	0.0	(24.9)	24.9	0.0
Purchase of fixed assets	0.0	(17.7)	(1.4)	0.0	(19.1)
Other, net	(0.1)	4.4	0.2	0.0	4.5

Cash provided by investing activities	1.0	8.0	65.3	24.9	99.2

Cash flows from financing activities:
Borrowings under intercompany note, net	24.9	0.0	0.0	(24.9)	0.0
Proceeds from issuance of senior unsecured fixed rate notes	0.0	0.0	0.0	0.0	0.0
Activity under stock incentive plans	1.4	0.0	0.0	0.0	1.4
Repurchase of Company’s common shares	0.0	(40.1)	0.0	0.0	(40.1)
Excess tax expense from share-based payment arrangements	0.0	(0.2)	0.4	0.0	0.2
Payment of cash dividends to common shareholders	(11.8)	0.0	0.0	0.0	(11.8)

Cash provided (used) by financing activities	14.5	(40.3)	0.4	(24.9)	(50.3)

Effect of exchange rate changes on cash	0.0	0.0	(0.1)	0.0	(0.1)

Change in cash	(0.0)	43.6	2.2	0.0	45.8
Cash, beginning of period	0.0	73.9	21.9	0.0	95.8

Cash, end of period	$(0.0)	$117.5	$24.1	$0.0	$141.6

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$(17.9)	$13.7	$67.7	$0.0	$63.5

Cash flows from investing activities:
Proceeds from sales of investments	0.0	458.9	439.6	0.0	898.5
Proceeds from maturities and mandatory calls of investments	0.0	253.9	111.0	0.0	364.9
Purchases of investments	0.0	(712.1)	(539.3)	0.0	(1,251.4)
Change in short-term investments and foreign regulatory deposits	(0.1)	(64.3)	(34.6)	0.0	(99.0)
Settlements of foreign currency exchange forward contracts	(0.6)	0.0	0.0	0.0	(0.6)
Acquisitions	0.0	(1.4)	0.0	0.0	(1.4)
Issuance of intercompany note, net	0.0	(10.0)	(17.3)	27.3	0.0
Purchase of fixed assets	0.0	(23.6)	(3.3)	0.0	(26.9)
Other, net	0.0	2.0	0.7	0.0	2.7

Cash provided (used) by investing activities	(0.7)	(96.6)	(43.2)	27.3	(113.2)

Cash flows from financing activities:
Borrowings under intercompany note, net	27.3	25.0	(25.0)	(27.3)	0.0
Proceeds from issuance of senior unsecured fixed rate notes	0.0	139.2	0.0	0.0	139.2
Activity under stock incentive plans	0.7	0.0	0.0	0.0	0.7
Repurchase of Company’s common shares	0.0	(38.6)	0.0	0.0	(38.6)
Excess tax expense from share-based payment arrangements	0.0	0.0	0.0	0.0	0.0
Payment of cash dividends to common shareholders	(9.3)	0.0	0.0	0.0	(9.3)

Cash (used) provided by financing activities	18.7	125.6	(25.0)	(27.3)	92.0

Effect of exchange rate changes on cash	0.0	0.0	(0.5)	0.0	(0.5)

Change in cash	0.1	42.7	(1.0)	0.0	41.8
Cash, beginning of period	0.0	85.1	15.8	0.0	100.9

Cash, end of period	$0.1	$127.8	$14.8	$0.0	$142.7

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2013 compared with the three and nine months ended September 30, 2012, and also a discussion of our financial condition as of September 30, 2013. This discussion and analysis should be read in conjunction with the attached unaudited interim Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 28, 2013, including the audited Consolidated Financial Statements and notes thereto.

Forward Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk and the accompanying Consolidated Financial Statements (including the notes thereto) may contain “forward looking statements,” which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially as a result of significant risks and uncertainties, including non-receipt of expected payments, the capital markets and their effect on investment income and the fair value of the investment portfolio, development of claims and the effect on loss reserves, accuracy in estimating loss reserves, changes in the demand for our products, the effect of general economic conditions, adverse government legislation and regulations, government investigations into industry practices, developments relating to existing agreements, heightened competition, changes in pricing environments and changes in asset valuations. For a more detailed discussion of risks and uncertainties, see our public filings made with the Securities and Exchange Commission. We undertake no obligation to publicly update any forward-looking statements.

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

Results of Operations

The following is a comparison of selected data from our operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Gross written premiums	$495.1	$485.5	$1,475.5	$1,356.0

Earned premiums	$330.5	$304.3	$962.2	$871.8
Net investment income	24.1	28.9	77.3	90.3
Fee income, net	0.3	3.0	0.5	4.8
Net realized investment and other gains	9.1	8.3	29.6	18.7

Total revenue	$364.0	$344.5	$1,069.6	$985.6

Income before income taxes	$32.9	$17.7	$113.2	$70.8
Provision for income taxes	1.9	4.3	17.8	13.8

Net income	$31.0	$13.4	$95.4	$57.0

Loss ratio	58.6%	62.6%	58.4%	62.0%
Expense ratio	38.9%	39.7%	39.9%	40.7%

Combined ratio	97.5%	102.3%	98.3%	102.7%

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

The decline in consolidated net investment income was primarily attributable to a reduction in invested asset balances due to the transfer of certain invested assets as a result of a whole account quota share contract for our Syndicate 1200 segment, which was effective in December 2012, the continued decline in portfolio yield and a modest repositioning of the portfolio away from longer duration assets.

The increase in consolidated net realized investment gains for the three and nine months ended September 30, 2013 as compared to the same period in 2012 was primarily attributable to increased realized gains on the sales of equity securities. Net realized gains on the equity portfolio increased to $7.1 million and $14.2 million for the three and nine months ended September 30, 2013 compared to $0.1 million and $0 for the same periods in 2012. Net realized gains (losses) on the fixed maturity portfolio were a $0.3 million loss and a $13.0 million gain for the three and nine months ended September 30, 2013 compared to $2.5 million and $12.9 million in gains for the same periods in 2012. Other investments reported realized gains of $2.6 million and $8.2 million for the three and nine months ended September 30, 2013 compared to $6.6 million and $7.6 million for the same periods in 2012. Included in consolidated net realized investment gains were other than temporary impairment write-offs of $0.1 million and $5.3 million for the three and nine months ended September 30, 2013, compared to $1.1 million and $2.0 million for the same periods ended 2012.

We have purchased foreign currency future forward contracts to manage currency exposure on losses related to selected loss events. The open contracts have a term of 90 days to match the anticipated payment pattern of the associated losses, and may be renewed at the end of each term. We do not apply hedge accounting to these contracts; as a result, all gains (losses) were recognized in net realized investment gains (losses). For the three months ended September 30, 2013 we recognized $1.1 million in foreign currency exchange losses related to the loss reserves recorded for these events which were offset by $2.4 million in realized gains from the currency forward contracts. For the nine months ended September 30, 2013, we recognized foreign currency exchange gains of $2.3 million related to the loss reserves recorded for these events which were offset by $2.2 million in realized losses from the currency forward contracts. The foreign currency exchange (gains) losses related to these loss reserves and the realized gains (losses) from the currency forward contracts are reported under the Corporate and Other segment.

Consolidated losses and loss adjustment expenses were $190.9 million and $186.3 million for the three months ended September 30, 2013 and 2012, respectively. Included in losses and loss adjustment expenses for the three months ended September 30, 2013 was $12.4 million of catastrophe losses attributable to Canadian floods, the German hail storm and United States storms. Partially offsetting these losses was $4.2 million in net favorable loss reserve development on prior accident years. Included in losses and loss adjustment expenses for the three months ended September 30, 2012 was $13.9 million of losses from storms in the United States, including $11.8 million from Hurricane Isaac. Partially offsetting these losses was $10.4 million in net favorable loss reserve development on prior accident years.

Consolidated losses and loss adjustment expenses were $554.1 million and $527.9 million for the nine months ended September 30, 2013 and 2012, respectively. Included in losses and loss adjustment expenses was $24.8 million in catastrophe losses resulting from European and Canadian floods, the German hail storm and United States storms. Partially offsetting these losses was $21.5 million in net favorable loss reserve development on prior accident years. Included in losses and loss adjustment expenses for the nine months ended September 30, 2012 was $22.0 million in losses from storms in the United States, including $11.8 million from Hurricane Isaac. Partially offsetting these losses was $17.8 million in net favorable loss reserve development on prior accident years. The following table summarizes the reserve development as respects to prior year loss reserves by line of business for the nine months ended September 30, 2013:

(in millions)	2012 Net Reserves	Net Reserve Development (Favorable)/Unfavorable	Percent of 2012 Net Reserves
General liability	$919.9	$(21.3)	-2.3%
Workers compensation	365.3	(3.6)	-1.0%
Commercial multi-peril	195.2	(0.5)	-0.3%
Commercial auto liability	165.1	10.3	6.2%
Reinsurance - nonproportional assumed property	122.9	3.3	2.7%
Special property	21.6	(2.6)	-12.0%
Syndicate 1200 property	140.1	(4.8)	-3.4%
Syndicate 1200 liability	122.5	0.9	0.7%
All other lines	58.3	(3.2)	-5.5%

Total	$2,110.9	$(21.5)	-1.0%

In determining appropriate reserve levels at September 30, 2013, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for loss and loss adjustment expenses and record our best estimate. Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data. These modifications to the analysis varied depending on whether the line of business was short-tailed or long-tailed and also varied by accident year. While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent years, this does not infer that more recent accident years’ reserves also will develop favorably; pricing, reinsurance costs, the legal environment, general economic conditions including changes in inflation and many other factors impact management’s ultimate loss estimates.

When determining reserve levels, we recognize that there are several factors that present challenges and uncertainties to the estimation of loss reserves. Examples of these uncertainties include changes to the reinsurance structure and potential increases in inflation. Our net retained losses vary by product and these retentions have generally increased over time. To properly recognize these uncertainties, actuarial reviews have given significant consideration to the paid and incurred Bornhuetter-Ferguson (“BF”) methodologies. Compared with other actuarial methodologies, the paid and incurred BF methods assign smaller weight to actual reported loss experience, with the greatest weight assigned to an expected or planned loss ratio. The expected or planned loss ratio has typically been determined using various assumptions pertaining to prospective loss frequency and loss severity. In setting reserves at September 30, 2013, we continued to consider the paid and incurred BF methods for recent years.

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

Consolidated loss reserves were $3,222.9 million (including $128.6 million of reserves attributable to Syndicate 1200 segment’s trade capital providers), and $3,227.9 million (including $172.7 million of reserves attributable to the Syndicate 1200 segment’s trade capital providers) as of September 30, 2013 and 2012, respectively. Management has recorded its best estimate of loss reserves as of September 30, 2013 based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

In 2011, we entered into two reinsurance transactions with a special purpose reinsurance company which provided coverage through the issuance of two catastrophe bond transactions. The reinsurance transactions provide coverage for selected events. The initial catastrophe bond cover expired on December 31, 2012. In accordance with generally accepted accounting principles in the United States, we are accounting for these covers as derivatives, and as such, present the financial statement impact in a separate line item – “Other reinsurance-related expenses” - in the Consolidated Statements of Income. Other reinsurance-related expenses totaled $4.6 million and $14.4 million for the three and nine months ended September 30, 2013, compared to $7.0 million and $20.8 million for the three and nine months ended September 30, 2012. As management views these coverages as reinsurance protection, we treat the financial statement effects of these covers as ceded premium for the purposes of calculating our loss, expense and combined ratios.

Consolidated underwriting, insurance and acquisition expenses were $126.7 million and $378.0 million for the three and nine months ended September 30, 2013, respectively, compared to $118.0 million and $346.3 million for the same periods in 2012. The decline in the expense ratio for the three and nine months ended September 30, 2013 as compared to the same period in 2012 was primarily attributable to the operations in Brazil increasing earned premiums, without a corresponding increase in expenses.

Consolidated interest expense was $5.1 million and $15.1 million for the three and nine months ended September 30, 2012 compared to $5.8 million and $17.0 million for the same periods in 2012. The decline in consolidated interest expense was the result of redemption in November 2012 of two fixed-rate junior subordinated debentures with the proceeds of the senior fixed rate notes, which bear a lower interest rate.

Consolidated foreign currency exchange losses for the three months ended September 30, 2013 and 2012 were $3.8 million and $9.7 million, respectively. Consolidated foreign currency exchange gain for the nine months ended September 30, 2013 was $5.2 million compared to a $2.8 million loss for the same period ended 2012. The changes in the foreign currency exchange gains/losses were due to fluctuations of the U.S Dollar, on a weighted average basis, against the currencies in which we transact our business.

The consolidated income tax provision represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which they operate. Therefore, the consolidated provision for income taxes represents taxes on net income for our United States, United Kingdom, Belgium, Brazil, Ireland and Switzerland operations. The consolidated provision for income taxes was $1.9 million for the three months ended September 30, 2013 compared to $4.3 million consolidated income tax provision for the same period ended 2012. The decline in the effective tax rate for 2013 as compared to 2012 was primarily attributable to our United Kingdom operations generating a taxable loss, resulting in the recording of a tax benefit. The consolidated provision for income taxes was $17.8 million and $13.8 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in the tax provision in 2013 as compared to 2012 was primarily attributable to increased taxable income in our United States operations. The decline in the effective tax rate for 2013 as compared to 2012 was primarily attributable to reduced taxable income in our United Kingdom operations, coupled with increased net income for our Bermuda operations, which is not subjected to income taxes.

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

Excess and Surplus Lines. The following table summarizes the results of operations for the Excess and Surplus Lines segment for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Gross written premiums	$139.4	$131.7	$442.8	$382.9

Earned premiums	$120.6	$100.8	$334.4	$295.5
Losses and loss adjustment expenses	59.3	60.0	180.4	164.8
Other reinsurance-related expenses	1.2	—	3.7	0.0
Underwriting, acquisition and insurance expenses	38.9	35.9	117.2	106.3

Underwriting income	21.2	4.9	33.1	24.4
Net investment income	10.2	12.5	32.3	38.5
Interest expense	(1.8)	(2.3)	(5.2)	(6.6)

Income before income taxes	$29.6	$15.1	$60.2	$56.3

Loss ratio	49.7%	59.5%	54.6%	55.7%
Expense ratio	32.5%	35.5%	35.4%	36.0%

Combined ratio	82.2%	95.0%	90.0%	91.7%

The increase in gross written and earned premiums for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 was primarily attributable to increased underwriting activity and rate increases in virtually all lines. The Excess and Surplus Lines segment has introduced several new products during 2012 and into 2013 to focus on future growth and profitability.

The decline in the loss ratio for the three months ended September 30, 2013 as compared to the same period in 2012 was primarily attributable to reduced catastrophe losses and improved current accident year results. Catastrophe losses for the three months ended September 30, 2013 were $1.0 million resulting from United States storm activity. Offsetting these losses was $12.4 million in net favorable development on prior accident year loss reserves primarily driven by $15.8 million of favorable development in the general and product liability lines, partially offset by $4.3 million in unfavorable development in the commercial automobile lines. Included in the loss ratio for the three months ended September 30, 2012 was $8.2 million in losses from Hurricane Isaac. Offsetting these losses was $11.8 million in net favorable loss reserve development on prior accident years. The favorable development was primarily attributable to $9.8 million in favorable development in the general and product liability lines for accident years and 2009 and prior.

Included in the loss ratio for the nine months ended September 30, 2013 was $4.4 million in catastrophe losses from storm activity in the United States. Offsetting these losses was $26.8 million in net favorable loss reserve development on prior accident years. This favorable development was driven by $35.9 million in the general and products liability lines, partially offset by $9.1 million of unfavorable development in commercial automobile Included in the loss ratio for the nine months ended September 30, 2012 was $10.0 million resulting from storms in the United States, including $8.2 million from Hurricane Isaac. Offsetting these losses was $33.5 million in net favorable loss reserve development on prior accident years. This favorable development was driven by $23.6 million of favorable development in the general and products liability lines in accident years 2009 and prior, $3.1 million in favorable development in property lines, primarily in accident year 2010, and favorable development of $2.4 million in auto liability, primarily driven by accident year 2009. Loss reserves were $1,173.3 million and $1,236.1 million at September 30, 2013 and 2012, respectively.

The decline in the expense ratios for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 was primarily attributable to increased premium volumes, without a corresponding increase to fixed costs.

Commercial Specialty. The following table summarizes the results of operations for the Commercial Specialty segment for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Gross written premiums	$138.6	$144.8	$330.3	$345.2

Earned premiums	$74.6	$78.6	$225.1	$241.8
Losses and loss adjustment expenses	45.5	62.3	143.9	188.7
Other reinsurance-related expenses	0.3	—	0.7	—
Underwriting, acquisition and insurance expenses	22.4	26.7	75.9	83.7

Underwriting income (loss)	6.4	(10.4)	4.6	(30.6)
Net investment income	5.6	6.7	17.6	20.6
Interest expense	(1.0)	(1.4)	(2.8)	(4.2)
Fee (expense) income, net	(0.9)	2.4	(2.1)	2.4

Income (loss) before income taxes	$10.1	$(2.7)	$17.3	$(11.8)

Loss ratio	61.4%	79.1%	64.2%	78.0%
Expense ratio	30.1%	34.0%	33.8%	34.6%

Combined ratio	91.5%	113.1%	98.0%	112.6%

The decline in gross written and earned premiums for the three and nine months ended September 30, 2013 as compared to the same periods ended 2012 was primarily due to reduced writings in our retail business and public entity units due to planned reductions as we exited unprofitable accounts and implemented underwriting initiatives, partially offset by increasing rates. Partially offsetting these declines was increased gross written premiums in our surety business and commercial programs units, as these business units continue to expand.

Included in the loss ratio for the three months ended September 30, 2013 was $1.0 million in losses resulting from storms in the United States. Additionally, losses and loss adjustment expenses for the three months ended September 30, 2013 included $0.3 million of net unfavorable development on prior accident year loss reserves. The unfavorable development was primarily attributable to $4.4 million unfavorable development in general liability lines due to increases in claim severity and $0.3 million unfavorable development in automobile liability. Partially offsetting this unfavorable development was $3.7 million in favorable development in the workers compensation. Included in the loss ratio for the three months ended September 30, 2012 was $3.7 million in losses resulting from storms in the United States. Included in losses and loss adjustment expenses was $0.6 million of net unfavorable development on prior accident year loss reserves. The unfavorable development was primarily attributable to $2.2 million unfavorable development in general liability lines due to increased claims severity. Partially offsetting the unfavorable development was $1.7 million of favorable development in the workers compensation lines.

Included in the loss ratio for the nine months ended September 30, 2013 was $3.7 million in losses resulting from storms in the United States. Additionally, losses and loss adjustment expenses for the nine months ended September 30, 2013 included $0.4 million of net unfavorable development on prior accident year loss reserves. The unfavorable development was primarily attributable to $11.4 million unfavorable development in general liability due to increases in claim severity and $2.4 million unfavorable development in automobile liability. Partially offsetting this unfavorable development was $6.7 million favorable development in short tail lines and $5.8 million favorable development in workers compensation lines. Included in the loss ratio for the nine months ended September 30, 2012 was $7.9 million in losses resulting from storms in the United States. Included in losses and loss adjustment expenses was $18.6 million of net unfavorable development on prior accident year loss reserves. The unfavorable development was primarily attributable to $24.9 million of unfavorable development in the general liability lines due to increases in claim severity, and $3.8 million unfavorable development in the automobile liability lines. Partially offsetting the unfavorable development was $7.7 million of favorable development in the workers compensation lines and $2.4 million favorable development in the short tail lines. Loss reserves for the Commercial Specialty segment were $662.9 million and $630.6 million as of September 30, 2013 and 2012, respectively.

The decline in the dollar value of underwriting, acquisition and insurance expense was primarily attributable to decreased acquisition costs due to the decline in premiums. The decline in the expense ratios for 2013 as compared to 2012 was primarily attributable to reduced fixed costs and slightly higher ceding commissions received.

The decline in fee income for 2013 as compared to 2012 was primarily attributable to the introduction of new programs for which revenues have not yet exceeded expenses incurred.

International Specialty: The following table summarizes the results of operations for the International Specialty segment for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Gross written premiums	$68.8	$60.2	$243.1	$202.1

Earned premiums	$37.5	$33.4	$106.6	$90.8
Losses and loss adjustment expenses	26.4	14.9	62.8	37.8
Other reinsurance-related expenses	1.5	2.3	4.6	7.0
Underwriting, acquisition and insurance expenses	10.7	11.6	35.1	30.9

Underwriting (loss) income	(1.1)	4.6	4.1	15.1
Net investment income	2.4	3.1	6.4	10.0
Interest expense	(0.8)	(1.1)	(2.4)	(3.1)

Income before income taxes	$0.5	$6.6	$8.1	$22.0

Loss ratio	73.2%	48.0%	61.5%	45.2%
Expense ratio	29.7%	37.4%	34.4%	36.9%

Combined ratio	102.9%	85.4%	95.9%	82.1%

Gross written and earned premiums increased for the three and nine months ended September 30, 2013 primarily as a result of growth in all business units. Earned premiums for our short tail lines were $21.0 million and $58.2 million for the three and nine months ended September 30, 2013, respectively, compared to $20.0 million and $55.3 million for the same periods in 2012. The excess casualty and professional lines business contributed earned premiums of $5.3 million and $14.9 million for the three and nine months ended September 30, 2013 compared with $4.6 million and $13.1 million for the same periods in 2012. Earned premium for the business unit in Brazil was $9.9 million and $29.9 million for the three and nine months ended September 30, 2013 compared with $6.7 million and $18.4 million for the same periods in 2012.

The increase in the loss ratio for the three and nine months ended September 30, 2013 as compared to the same period in 2012 was due to increased catastrophe losses. Included in losses and loss adjustment expenses for the three months ended September 30, 2013 was $6.7 million resulting from Canadian floods and $4.9 million from the German hail storm. Partially offsetting these catastrophe losses was a $1.2 million reduction in losses resulting from storms that occurred in the first six months of 2012 in the United States. In comparison, losses and loss adjustment expenses for the three months ended September 30, 2012 included $0.5 million in losses resulting from Hurricane Isaac and a $1.1 million reduction in losses resulting from storms that occurred in the first six months of 2012 in the United States. Also included in losses and loss adjustment expenses for the three months ended September 30, 2013 and 2012 was $1.2 million and $0.9 million, respectively, of net favorable development on prior accident year loss reserves in short tail lines.

Included in losses and loss adjustment expenses for the nine months ended September 30, 2013 was $16.7 million in catastrophe losses primarily consisting of $11.3 million resulting from the European and Canadian floods and $4.9 million from the German hail storm. Included in losses and loss adjustment expenses for the nine months ended September 30, 2012 were $1.0 million in losses resulting from storms in the United States. Included in losses and loss adjustment expenses for the nine months ended September 30, 2013 was $0.6 million in net favorable development on prior accident year loss reserves primarily attributable to $3.0 million of favorable development on professional lines due to favorable loss activity and $1.2 million on assumed contracts from older years, partially offset by $2.7 million in unfavorable development on the short tail lines including a marine industry loss warranty and crop losses and $0.8 million in unfavorable development in our Brazil unit. Included in losses and loss adjustment expenses for the nine months ended September 30, 2012 was $4.5 million in favorable loss reserve development on prior accident years primarily due to the non-catastrophe property reinsurance losses. Loss reserves were $284.6 million and $251.1 million at September 30, 2013 and 2012, respectively.

The decline in the expense ratio for the three and nine months ended September 30, 2013 and 2012 as compared to the same periods in 2012 was primarily attributable to increased ceding commissions received, coupled with increased premium volumes in our Brazil operations.

Syndicate 1200: The following table summarizes the results of operations for the Syndicate 1200 segment for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Gross written premiums	$147.7	$148.2	$458.7	$424.5

Earned premiums	$97.3	$90.8	$295.6	$242.3
Losses and loss adjustment expenses	50.1	45.3	157.4	130.6
Other reinsurance-related expenses	1.6	1.9	5.0	5.6
Underwriting, acquisition and insurance expenses	40.1	35.3	114.8	99.3

Underwriting income	5.5	8.3	18.4	6.8
Net investment income	2.5	3.8	8.1	11.4
Interest expense	(0.7)	(0.9)	(2.4)	(2.6)
Fee income, net	1.2	0.6	2.6	2.4

Income before income taxes	$8.5	$11.8	$26.7	$18.0

Loss ratio	52.3%	51.0%	54.2%	55.2%
Expense ratio	42.0%	39.7%	39.5%	41.9%

Combined ratio	94.3%	90.7%	93.7%	97.1%

For 2013, we have maintained our participation in Syndicate 1200 at 79%. For the three and nine months ended September 30, 2013, the property division wrote $64.6 million and $216.0 million of gross written premiums, respectively, compared to $67.6 million and $202.1 million for the same periods ended 2012. The increase in the property book, on a year to date basis, was primarily attributable to increased underwriting in the real estate owned, North American and International binders and property facultative lines. For the three and nine months ended September 30, 2013, the casualty division wrote $50.3 million and $154.2 million of gross written premiums, respectively, compared to $47.4 million and $132.8 million for the same periods ended 2012. Gross written premiums increased in 2013 due to increasing our exposure in general liability and medical malpractice. For the three and nine months ended September 30, 2013, the specialty division wrote $28.2 million and $68.8 million of gross written premiums, respectively, compared to $27.3 million and $72.0 million for the same periods ended 2012. The decline in the gross written premiums, on a year to date basis, was primarily due to the reduction of certain energy lines due to declining rates. For the three and nine months ended September 30, 2013, the aerospace division recorded gross written premiums of $4.9 million and $20.0 million, respectively, compared to $5.8 million and $17.5 million for the same periods in 2012. The increase in earned premiums in 2013 as compared to 2012, on a year to date basis, was primarily attributable to the increase in gross written premiums discussed above.

Losses and loss adjustment expenses are reported net of losses ceded to the trade capital providers. The Syndicate 1200 segment reported no catastrophe losses for the three and nine months ended September 30, 2013. Included in losses and loss adjustment expenses for the three and nine months ended September 30, 2013 was $0.6 million and $4.1 million net favorable development on prior accident year loss reserves driven by favorable development in property facultative, international property treaty, financial institutions and personal injury business. Partially offsetting this was unfavorable development in the general liability business due to poorer than expected claims experience. Losses and loss adjustment expenses for the three and nine months ended September 30, 2012 included $3.0 million in losses resulting from Hurricane Isaac. Also included in losses and loss adjustment expenses for the three months ended September 30, 2012 was $2.1 million of net favorable development on prior accident year loss reserves driven by favorable development in the property facultative class of business, partially offset by unfavorable development in the general liability class of business. Included in losses and loss adjustment expenses for the nine months ended September 30, 2012 was $4.4 million in net favorable reserve development primarily attributable to favorable development in property lines partially offset by unfavorable development in liability lines.

Loss reserves as of September 30, 2013 were $754.4 million which included $128.6 million attributable to trade capital providers, compared to $731.7 million which included $172.7 million of reserves attributable to the trade capital providers as of September 30, 2012.

The increase in the expense ratio for the three months ended September 30, 2013 as compared to the same period in 2012 was primarily attributable to a decline in ceding commissions received due to the change in a quota share reinsurance contract, coupled with higher acquisition expenses due to a shift to binder business in the quarter. The decline in the expense ratio for the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily attributable to reduced fixed costs as a percentage of earned premiums.

Fee income, net represents fees and profit commission derived from the management of third party capital for our underwriting syndicate at Lloyd’s. The increase in fee income, net for the three and nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to increased fees and commissions due to increased profitability within the syndicate.

Run-off Lines. The Company has discontinued underwriting certain lines of business, including those lines that were previously reported in Argo Group US, Inc.’s Risk Management segment and discontinued reinsurance lines. As the Company no longer actively underwrites business within these programs, all current activity is related to the management of claims and other administrative functions.

Also included in the Run-off Lines segment are liabilities associated with other liability policies written in the 1970s and into the 1980s, and include asbestos and environmental liabilities as well as medical malpractice liabilities. The Company regularly monitors the activity of claims within the Run-off Lines.

The following table summarizes the results of operations for the Run-off Lines segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Earned premiums	$0.5	$0.7	$0.5	$1.4
Losses and loss adjustment expenses	9.6	3.8	9.6	6.0
Underwriting, acquisition and insurance expenses	2.1	1.7	3.5	4.8

Underwriting loss	(11.2)	(4.8)	(12.6)	(9.4)
Net investment income	2.6	2.8	8.2	9.8
Interest expense	(0.5)	(0.5)	(1.4)	(1.9)

Loss before income taxes	$(9.1)	$(2.5)	$(5.8)	$(1.5)

Earned premiums for the Run-off Lines segment are due to adjustments resulting from final audits, reinstatement premiums and other adjustments on policies previously written.

Losses and loss adjustment expense for the three and nine months ended September 30, 2013 included $9.7 million and $9.6 million in net unfavorable development on prior accident year loss reserves, respectively. Net unfavorable development for the three and nine months ended September 30, 2013 was primarily attributable to $5.7 million and $6.4 million, respectively, of unfavorable development in the asbestos liability exposure driven by higher defense costs in the primary book of business. Included in losses and loss adjustment expenses for the three months ended September 30, 2013 was $2.0 million in unfavorable development due to the settlement of a late reported Hurricane Katrina claim. Additionally, included in losses and loss adjustment expenses for both the three and nine months ended September 30, 2013 was $2.0 million of unfavorable development in the medical malpractice liability lines due to the loss of the New York Liquidation Bureau funding for structured settlement annuity payments and $2.0 million in unfavorable development due to the settlement of a late reported Hurricane Katrina claim. Losses and loss adjustment expenses for the three months ended September 30, 2012 included $3.8 million of net unfavorable loss reserve development on prior accident years primarily due to $5.5 million of unfavorable development in asbestos, primarily resulting from increased defense costs, and $1.7 million of unfavorable development for other latent lines. Partially offsetting the unfavorable development was $3.4 million in net favorable development primarily attributable to the run-off workers compensation lines. Losses and loss adjustment expenses for the nine months ended September 30, 2012 included $6.0 million of net unfavorable loss reserve development on prior accident years primarily attributable to the asbestos lines, partially offset by favorable development within the run-off workers compensation lines.

Loss reserves for the Run-off Lines were as follows:

	Nine Months Ended September 30,
(in millions)	2013		2012
	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$64.6	$58.9	$75.3	$68.2
Incurred losses	7.0	6.4	5.8	5.5
Losses paid	(9.6)	(9.3)	(12.3)	(11.1)

Loss reserves - asbestos and environmental, end of the period	62.0	56.0	68.8	62.6
Risk management reserves	270.1	175.9	280.1	197.8
Run-off reinsurance reserves	10.4	10.4	15.3	15.3
Other run-off lines	5.2	4.5	8.2	7.4

Total loss reserves - Run-off Lines	$347.7	$246.8	$372.4	$283.1

Underwriting, acquisition and insurance expenses for the Run-off Lines segment consists primarily of administrative expenses. Underwriting expense for the nine months ended September 30, 2013 were reduced by $2.3 million received due to the settlement of a disputed assessment.

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

For the nine months ended September 30, 2013, net cash used by operating activities was $3.0 million, compared to $63.5 million for the same period in 2012, primarily attributable to the partial settlement of a whole account quota share contract covering the Syndicate 1200 segment loss reserves for the 2009 and prior years of account. The source of the cash used to settle this reinsurance payable was the sale of fixed maturity assets, and is included in the cash from investing activities section of our Statements of Cash Flows.

From January 1, 2013 through September 30, 2013, we repurchased 948,988 shares of our common stock at an average price of $40.80 for a total cost of $38.7 million. Since the inception of the Argo Group buy-back program in 2007 through September 30, 2013, we have repurchased 7,408,601 shares of our common stock at an average price of $32.96 for a total cost of $244.2 million.

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

On November 4, 2013, our Board of Directors approved the regular quarterly cash dividend of 15 cents per share on our common stock. The cash dividend will be paid on December 16, 2013, to shareholders of record at the close of business on December 2, 2013.

On November 6, 2013, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2013 Repurchase Authorization”). The 2013 Repurchase Authorization supersedes the February 18, 2011 repurchase authorization which also had authorized the repurchase of up to $150.0 million of our common shares.

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

As shown on the accompanying table, our fixed maturities portfolio is diversified among different types of investments. The securities are rated by one or more Nationally Recognized Statistical Rating Organizations, (i.e., Standard & Poor’s, Moody’s Investors Services, Inc., and Fitch Ratings, Ltd). If a security has two ratings, the lower rating is used, and if a security has three ratings, the middle rating is used in the preparation of this table. At September 30, 2013, our fixed maturities portfolio had a weighted average rating of AA-, with 77.9% ($2.2 billion fair value) rated A or better, and 36.7% ($1.0 billion fair value) rated AAA. Our portfolio included 6.6% ($186.5 million fair value) of less than investment grade (BB+ or lower) fixed maturities at September 30, 2013.

(in millions)	Fair Value AAA	Fair Value AA	Fair Value A	Fair Value Other	Total
USD denominated:
U.S. Governments	$276.8	$—	$—	$0.8	$277.6
Non-U.S. Governments	25.6	3.8	2.0	42.8	74.2
Obligations of states and political subdivisions	140.6	389.4	75.1	3.2	608.3
Credit-Financial	6.7	50.6	215.8	125.7	398.8
Credit-Industrial	2.3	12.4	109.3	271.1	395.1
Credit-Utility	0.0	19.0	29.0	130.1	178.1
Structured securities:
CMO/MBS-agency	242.0	0.0	0.0	0.0	242.0
CMO/MBS-non agency	2.8	10.1	1.8	6.4	21.1
CMBS	106.6	39.1	17.2	0.7	163.6
ABS-residential	0.6	0.0	0.0	6.8	7.4
ABS-non residential	97.8	0.7	—	2.8	101.3
Foreign denominated:
Governments	112.9	89.8	4.4	21.6	228.7
Credit	18.5	36.7	52.2	8.3	115.7

Total fixed maturities	$1,033.2	$651.6	$506.8	$620.3	$2,811.9

Foreign Currency Risk

We have exposure to foreign currency risk in both our insurance contracts and our invested assets. Some of our insurance contracts provide that ultimate losses may be payable in various foreign currencies. Foreign currency exchange rate risk exists where we do not have cash or securities denominated in the currency for which we will ultimately pay the claims. Thus, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance polices that are payable in foreign currencies with cash and investments that are denominated in such currencies. In certain instances, we use foreign exchange forward and put option contracts to mitigate this risk. Due to the extended time frame for settling the claims plus the fluctuation in currency exchange rates, the potential exists for us to realize gains and or losses related to foreign exchange rates. In addition, we may experience foreign currency gains or losses related to exchange rate fluctuations in operating expenses as certain operating costs are payable in currencies other than the U.S. Dollar. For the three and nine months ended September 30, 2013, we recorded realized losses of $3.8 million and realized gains of $5.2 million from movements in foreign currency rates on our insurance operations, realized losses of $0.5 million and $5.3 million from movements on foreign currency rates in our investment portfolio, and realized gains of $2.4 million and realized losses of $2.2 million from the currency forward contracts. In addition, we had unrealized gains at September 30, 2013 of $0.1 million on foreign currency rates in our investment portfolio, which is recorded in other comprehensive income. These gains are principally related to strengthening of non-U.S. Dollar denominated investment exchange rates to the U.S. Dollar.

We enter into short-term, currency spot and forward contracts designed to mitigate foreign exchange rate exposure for certain non-U.S. Dollar denominated fixed maturity investments. The forward contracts used are typically less than sixty days and are renewed at the discretion of the investment manager, as long as the non-U.S. Dollar denominated higher yielding fixed maturities investments are held in the portfolio. Forward contracts are designated as hedges for accounting purposes. The net realized effect on income for the three and nine months ended September 30, 2013 was not material.

Item 4.	Controls and Procedures

Argo Group, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013. In designing and evaluating these disclosure controls and procedures, Argo Group and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by Argo Group in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the internal control over financial reporting made during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

Item 1a.	Risk Factors

Terrorism Risk Insurance Program Reauthorization Act of 2007

On December 26, 2007, the President signed into law the Terrorism Risk Insurance Program Reauthorization Act of 2007, which extends the Terrorism Risk Insurance Act through December 31, 2014. The law extends the temporary federal program that provides for a transparent system of shared public and private compensation for insured losses resulting from acts of terrorism. The Department of the Treasury (“Treasury”) implements the program. On November 26, 2002, the President signed into law the Terrorism Risk Insurance Act of 2002 (“TRIA”). The Treasury on June 29, 2004, issued a final Claims Procedures Rule, effective July 31, 2004, as part of its implementation of title I of TRIA. TRIA also contains specific provisions designed to manage litigation arising out of, or resulting from, a certified act of terrorism. On July 28, 2004, Treasury issued a final rule concerning litigation management. On February 5, 2013, H.R. 508 (Terrorism Risk Insurance Program Reauthorization Act of 2013) was introduced in Congress for the purpose of amending the Terrorism Risk Insurance Act of 2002 to extend the Terrorism Risk Insurance Program for a period of five years (December 31, 2014 to December 31, 2019) and on May 23, 2013 H.R. 2146 (Terrorism Risk Insurance Program Reauthorization Act of 2013) was introduced in Congress for the purpose of amending the Terrorism Risk Insurance Act of 2002 to extend the Terrorism Risk Insurance Program for a period of ten years (December 31, 2014 to December 31, 2024).

See “Risk Factors” in the Argo Group Annual Report on Form 10-K for the year ended December 31, 2012 for a detailed discussion of the additional risk factors affecting the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

On February 18, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2011 Repurchase Authorization”). The 2011 Repurchase Authorization supersedes the repurchase authorization approved on November 13, 2007 by the Board of Directors. Excluding the shares surrendered by employees in payment for the minimum required withholding taxes due resulting from our equity compensation programs, during the nine months ended September 30, 2013, we repurchased 948,988 shares at a cost of $38.7 million. On November 6, 2013, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2013 Repurchase Authorization”). The 2013 Repurchase Authorization supersedes the 2011 Repurchase Authorization.

As of September 30, 2013, we had repurchased a total of 7,408,601 of our common shares (total of $244.2 million repurchased) since the inception of the Argo Group buy-back program in 2007. Shares of stock repurchased will be held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981.

The following table provides information with respect to shares of our common stock that were repurchased or surrendered during each of the three months ended September 30, 2013:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
July 1 through July 31, 2013	104,587	$44.63	100,603	$36,396,617
August 1 through August 31, 2013	169,997	$43.91	94,809	$32,241,547
September 1 through September 30, 2013	—	$—	—	$32,241,547

Total	274,584	$44.19	195,412

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting of shares under the various employees equity compensation plans. For the three months ended September 30, 2013, we received 24,893 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due resulting from our equity compensation programs. Additionally, for the three months ended September 30, 2013, we received 56,295 shares of our common stock that were surrendered by employees to net settle option exercises. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

The Company executed, effective as of November 5, 2013, an employment agreement (the “Agreement”) with Mark E. Watson III, the Company’s President and Chief Executive Officer, that terminates on November 4, 2016, subject to two subsequent one-year renewal periods unless either the Company or Mr. Watson provides written notice to the other of its intention not to renew the Agreement at least six months prior to the beginning of either of the one-year renewal periods. The Agreement replaces and supersedes the employment agreement previously entered into between the Company and Mr. Watson. The Agreement provides that Mr. Watson will receive an annualized base salary of $1,000,000 less applicable withholdings and deductions (the “Base Salary”). The Human Resources Committee of the Company’s Board of Directors will review the Base Salary annually and may increase (but not decrease) the Base Salary. Mr. Watson also may be eligible to earn annual incentive awards and long-term incentive awards in the sole discretion of the Company from time to time.

In the event that the Company terminates Mr. Watson for Cause (as defined in the Agreement) he will receive his Base Salary and any benefits accrued as of the date of termination, and he will not be entitled to any other benefits except as required by law.

In the event that Mr. Watson terminates the Agreement for Good Reason (as defined in the Agreement), the Company terminates Mr. Watson without Cause or the Company does not extend the Agreement through the two one-year renewal periods or for an additional period after the end of the second one-year renewal period, Mr. Watson will receive his Base Salary accrued through the termination date and any target annual incentive award for the year in which his employment is terminated and all unvested equity awards will remain in force as if no termination had occurred. In addition, Mr. Watson will be entitled to receive a payment equal to 2.99 times his Base Salary. In addition, Mr. Watson shall also be eligible for continuation of health benefits at the active rate for up to 18 months or, if earlier, until he obtains reasonably equivalent coverage. The Agreement also provides for payments upon termination under the Agreement to be reduced, to the extent doing so would not reduce Mr. Watson’s aggregate (after tax) payments and benefits under the Agreement, so that no portion of such payments will be subject to excise taxes under Section 4999 of the Internal Revenue Code of 1986, as amended.

The Agreement contains certain confidentiality provisions and prohibits Mr. Watson from competing with the Company or soliciting its customers or employees for the one-year period following his termination; provided that certain restrictions on competition will terminate if Mr. Watson is terminated without Cause, terminates the Agreement for Good Reason or the Company does not extend the Agreement through the two one-year renewal periods or for an additional period after the end of the second one-year renewal period.

The Company previously disclosed a letter agreement with Mr. Watson in which, among other things, Mr. Watson was entitled to receive certain housing, home leave, and educational allowances. While those allowances expired upon the replacement of the prior employment agreement with the Agreement, the Company expects to continue to provide Mr. Watson with a monthly housing allowance of $3,500 and a monthly home leave allowance of $1,500, in each case subject to the discretion of the Human Resources Committee to reduce such monthly allowances.

A copy of the Agreement is filed as Exhibit 10.1 to this Form 10-Q and is incorporated herein by reference. The foregoing summary of the terms and conditions of the Agreement is qualified in its entirety by reference to Exhibit 10.1.

Item 6.	Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index of this Form 10-Q, which immediately precedes such exhibits, and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Executive Employment Agreement, effective as of November 5, 2013, between Argo Group International Holdings, Ltd. and Mark E. Watson III

12.1	Statements of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Financial Officer

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema Document

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

+	This exhibit shall be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

November 12, 2013	By:	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

November 12, 2013	By:	/s/ Jay S. Bullock
Jay S. Bullock
Executive Vice President and Chief Financial Officer