Form 10-K
period 2013-12-31
Argo Group International Holdings, Ltd.
filed 2014-02-28
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2013, the aggregate market value of the common stock held by non-affiliates was approximately $1,118.1 million.

As of February 21, 2014, the Registrant had 26,507,046 shares of common stock outstanding (less treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Excerpts from Argo Group International Holdings, Ltd.’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2014

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

Annual Report on Form 10-K

For the Year Ended December 31, 2013

			Page
PART I

Item	1.	Business	2
Item	1A.	Risk Factors	17
Item	1B.	Unresolved Staff Comments	40
Item	2.	Properties	40
Item	3.	Legal Proceedings	40
Item	4.	Mine Safety Disclosure	40

PART II

Item	5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	41
Item	6.	Selected Financial Data	44
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item	7A.	Quantitative and Qualitative Disclosures about Market Risk	73
Item	8.	Financial Statements and Supplementary Data	75
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	75
Item	9A.	Controls and Procedures	75
Item	9B.	Other Information	76

PART III

Item	10.	Directors, Executive Officers and Corporate Governance	77
Item	11.	Executive Compensation	77
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	77
Item	13.	Certain Relationships and Related Transactions and Director Independence	78
Item	14.	Principal Accounting Fees and Services	78

PART IV

Item	15.	Exhibits, Financial Statement Schedules	78

Forward Looking Statements

Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and are made pursuant to the safe harbor provisions of that act. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects”, “potential”, “continued”, “may”, “will”, “should”, “seeks”, “approximately”, “predicts”, “intends”, “plans”, “estimates”, “anticipates” or the negative version of those words or other comparable words. The forward-looking statements are based on the current expectations of Argo Group International Holdings, Ltd. (“Argo Group,” “we” or the “Company”) and our beliefs concerning future developments and their potential effects on Argo Group. There can be no assurance that actual developments will be those anticipated by Argo Group. Actual results may differ materially as a result of significant risks and uncertainties including but not limited to:

•	changes in the pricing environment including those due to the cyclical nature of the insurance and reinsurance industry;

•	increased competition;

•	the adequacy of our projected loss reserves including;

•	development of claims that varies from that which was expected when loss reserves were established;

•	adverse legal rulings which may impact the liability under insurance and reinsurance contracts beyond that which was anticipated when the reserves were established;

•	development of new theories related to coverage which may increase liabilities under insurance and reinsurance contracts beyond that which were anticipated when the loss reserves were established;

•	reinsurance coverage being other than what was anticipated when the loss reserves were established;

•	changes to regulatory and tax conditions and legislation;

•	natural and/or man-made disasters, including terrorist acts;

•	the inability to secure reinsurance;

•	the inability to collect reinsurance recoverables;

•	a downgrade in our financial strength ratings;

•	changes in interest rates;

•	changes in the financial markets that impact investment income and the fair market values of our investments;

•	changes in asset valuations;

•	failure to execute information technology strategies;

•	failure to execute expense reductions;

•	inability to successfully execute our mergers and acquisitions growth strategy; and

•	other risks detailed in this Form 10-K or that may be detailed in other filings with the Securities and Exchange Commission.

These risks and uncertainties are discussed in greater detail in Item 1A, “Risk Factors.” We undertake no obligation to publicly update any forward-looking statements.

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

Following is a summary organizational chart for Argo Group:

Business Segments and Products

For the year ended December 31, 2013, Argo Group’s operations included four ongoing business segments: Excess and Surplus Lines, Commercial Specialty, International Specialty and Syndicate 1200. In addition to the four main business segments, we have a Run-off Lines segment for products we no longer underwrite. For discussion of the operating results of each business segment, please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16, “Segment Information” in the Notes to the Consolidated Financial Statements.

Excess and Surplus Lines (“E&S”). Excess and Surplus lines carriers focus on risks that the standard (admitted) market is unwilling or unable to underwrite. The standard market’s limited appetite for such coverage is often driven by the insured’s unique risk characteristics, the perils involved, the nature of the business, and/or the insured’s loss experience. Excess and Surplus lines carriers are able to underwrite these risks with more flexible policy terms at unregulated premium rates on a non-admitted basis. Non-admitted carriers, while approved, are not licensed in the states where they underwrite and, therefore, are subject to less regulation. By contrast, admitted carriers are licensed by states and are subject to all of the regulations and requirements of those states.

In 2013, our E&S business segment consisted of two operating platforms: Colony Specialty and Argo Pro. While focused primarily on non-admitted business, each of these operations may also underwrite certain classes of business on an admitted basis for risks that otherwise meet our underwriting standards.

Colony Specialty underwrites primary and excess casualty, property, automobile and professional liability coverage for hard to place risks and/or distressed businesses that typically fall outside of the standard insurance market’s risk appetite. This business is underwritten through six business units: Casualty, Transportation, Specialty Property, Contract, Environmental and Allied Medical. Through these units Colony Specialty provides coverage to a broad group of commercial enterprises including contractors, manufacturers, distributors, property owners, retailers, restaurants, environmental consultants and contractors, and smaller medical facilities within the social services, miscellaneous healthcare and long-term care segments.

Argo Pro, which is our U.S.-only mid-market professional lines platform, provides a broad portfolio of errors and omissions and management liability products for our wholesale and retail distribution partners. Argo Pro offers customized coverage on a primary and excess basis for risks on both an admitted and non-admitted basis, targeting commercial and select financial institution risks in the middle market and upper middle market segments. Our underwriting focus provides risk management solutions for accountants, architects and engineers, commercial crime, directors and officers, employment practices, fiduciary, lawyers, miscellaneous professionals, technology, privacy and security.

Commercial Specialty. This segment provides property, casualty and surety coverages designed to meet the specialized insurance needs of businesses within certain well-defined markets. It targets business classes and industries with distinct risk profiles that can benefit from specially designed insurance programs, tailored loss control and expert claims handling. This segment serves its targeted niche markets with a narrowly focused underwriting profile and an understanding of the businesses it serves. In 2013, our Commercial Specialty segment consisted of the following risk-bearing business units: Argo Insurance, Rockwood Casualty Insurance Company (“Rockwood”), Commercial Programs, Argo Surety, Trident and ARIS Title Insurance Corporation (“ARIS”). In addition, we operate a variety of non-risk-bearing agency and brokerage operations that generate fee income under the Alteris brand. Most of the Alteris businesses operate as managing general agents (“MGA”). MGAs usually have the authority to bind insurance contracts of companies with whom they have appointments. Alteris units have underwriting authority for third party carriers as well as for certain Argo Group companies.

The core operations of Argo Insurance consist of Grocery, Restaurants, Fabricare for dry cleaners, and other Specialty Retail. Argo Insurance provides property, liability, workers compensation, auto, and umbrella coverage throughout the United States.

Rockwood is a specialty underwriter of workers compensation for the mining industry. It also underwrites business coverage for small commercial businesses including office, retail operations, light manufacturing, services, and restaurants. Approximately 54% of its premiums are written in Pennsylvania where it is the largest workers compensation insurer of independent coalmines. Rockwood underwrites policies on both a large deductible basis and on a guaranteed cost basis for smaller commercial accounts. In addition, Rockwood provides general liability, commercial automobile and artisan contractor packages, as well as coverage for pollution liability, umbrella liability and surety to support its core clients’ other mining and mining-related exposures. These supporting lines of business represented approximately 14% of Rockwood’s gross written premiums in 2013.

Argo Surety offers surety products to a diverse range of U.S. businesses operating in numerous industries. The focus of Argo Surety is to deliver high-quality surety credit solutions to businesses that must satisfy various eligibility conditions in order to conduct commerce, such as licensure requirements promulgated by government statute or regulation, counterparty conditions found in private or public construction projects or satisfactory performance of contracted services. Surety products are commonly grouped into two broad categories referred to as commercial bonds and contract bonds. Commercial bonds are generally required of businesses that guarantee their compliance with regulations and statutes, or the payment and performance assurance for various forms of contractual obligations, or the completion of services. Contract bonds are typically third-party performance, payment or maintenance guarantees associated with construction projects. Argo Surety targets multiple industries including construction (general, trade and service contractors), manufacturing, transportation, energy (coal, oil and gas and waste), industrial equipment, technology, retail, public utilities, and healthcare.

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

Alteris focuses on specialty programs and alternative risks solutions for selected niche markets, operating in 2013 through the following units: Alteris Public Risk Solutions (“APRS”), Alteris Alternative Risk Solutions (“AARS”) and Strategic Markets. APRS serves larger individual entities and group risks (pools) within the public sector, using both traditional and alternative approaches. AARS provides unbundled alternative risk structures supporting both carriers and program managers through a broad spectrum of products and services. Strategic Markets provides insurance programs and risk solutions to a variety of niche markets including specialty wheels-based businesses, wineries and public water and sewer districts.

International Specialty. This segment includes business units that underwrite insurance and reinsurance risks worldwide through the broker market, specializing in specialty property catastrophe reinsurance and excess casualty and professional insurance. These businesses operate as Argo Re, the Casualty and Professional Lines unit of Argo Insurance in Bermuda and Argo Seguros in Brazil.

Argo Re underwrites short-tail reinsurance lines exposed to property catastrophe risks. Argo Re focuses on underwriting property catastrophe excess of loss reinsurance for a relatively small number of cedents whose accounts are well known to our underwriters. Argo Re will also underwrite property per risk and pro rata reinsurance on a select basis. Reinsurance underwritten by Argo Re covers underlying exposures that are located throughout the world, including the United States. Property catastrophe reinsurance generally covers claims arising from large catastrophic events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. In addition to its primary location in Bermuda, Argo Re originates business through its affiliates worldwide.

The Casualty and Professional Lines unit of our Argo Insurance division underwrites on behalf of Argo Re and is managed from Bermuda. This unit serves the needs of global clients for coverage in the following lines: general and products liability, directors and officer’s liability, errors and omissions liability, and employment practices liability for global clients.

Argo Seguros is our property and casualty insurance company based in Sao Paolo, Brazil, which is focused on serving that country’s domestic commercial insurance market. Argo Seguros provides a broad range of commercial property, casualty and specialty coverages. Its primary lines of business are Cargo and Marine, Property and Engineering, Financial Lines and Motor.

Syndicate 1200. The Syndicate 1200 segment is focused on underwriting worldwide property, specialty and non-U.S. liability insurance on behalf of one underwriting syndicate, under the Lloyd’s of London global franchise. The segment’s business platform is based in London. Syndicate 1200 obtains its underwriting capital from a variety of sources and seeks to maintain a balance between capital managed on behalf of Argo Group and capital managed on behalf of third parties. The sources of the underwriting capital for the Syndicate 1200 segment include our interest provided by Argo, third party capital participants referred to as trade capital providers and third party capital attributable to individual members referred to as Names and Other Capital. Trade capital providers participate on a quota share basis or directly through the syndicate, assuming 100% of their contractual participation in the syndicate results with such results settled on a year of account basis. The flexibility in the sources of capital allows us to manage underwriting exposure over the insurance cycle. Our economic participation in the syndicate varies by year of account based on our risk appetite and third level participation. Syndicate 1200 earns a return on the underwriting capital that is provided by Argo Group and fee income earned from the management of third party capital.

Syndicate 1200’s worldwide property division concentrates mainly on underwriting short-tail risks, with an emphasis on commercial properties that are also exposed to catastrophes and other man-made or natural disasters. In underwriting the property portfolio, exposures are diversified geographically and by peril in order to manage the risks assumed and maximize return. The division maintains an opportunistic approach to underwriting and attempts to identify and respond to opportunities in territories and classes of business as they arise. Syndicate 1200’s liability division underwrites non-U.S. professional indemnity, international general liability, financial institutions and legal expense, medical malpractice, international casualty treaty, and directors and officers insurance. Argo International’s specialty division underwrites cargo, energy and yachts and hull insurance, while the aerospace division underwrites space and aviation risks.

Lloyd’s currently operates in over 200 countries and territories, and we currently underwrite in 147 of these countries. Lloyd’s business is often underwritten on a syndicated basis across the insurance market. Argo International is the lead underwriter on approximately 41% of the business it underwrites.

Run-off Lines. Run-off Lines segment includes outstanding liabilities associated with discontinued lines previously underwritten by our insurance subsidiaries, such as those arising from liability policies dating back to the 1960s, 1970s and into the 1980s, risk management policies underwritten by a business unit that has since been sold to a third party, and other legacy accounts previously underwritten by our reinsurance subsidiaries.

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

Excess and Surplus Lines. Colony Specialty distributes its products through a network of appointed wholesale agents and brokers specializing in excess and surplus lines and certain targeted admitted lines. The majority (61%) of Colony Specialty’s premium volume in 2013 was produced by wholesale brokers who submit business in the ordinary course for underwriting and rely on Colony Specialty to produce quotes and handle policy issuance on such accounts. The remaining 39% of Colony Specialty’s premium was produced through a select group of wholesale agents to whom Colony Specialty has delegated limited authority to act on its behalf. These agents are granted authority to underwrite, quote, bind and issue policies in accordance with predetermined underwriting guidelines and procedures prescribed by Colony Specialty. Argo Pro distributes its products through both wholesale brokers and retail agents.

Commercial Specialty. Commercial Specialty uses a broad distribution platform to deliver specialty insurance products and services to our policyholders and agents. Argo Insurance products and services are distributed through selected independent agents, brokers, wholesalers and program managers with demonstrated expertise in one or more of its targeted niche markets and through its in-house managing general agents and on a direct basis in a limited number of states. Rockwood distributes its product lines through a network of independent retail and wholesale agents. Trident provides its insurance products and related services through licensed retail agents, selected brokers and state program managers. Argo Surety distributes its products through selected surety specialty agents and brokers across the United States. ARIS employs both a direct and partner-distribution strategy, which includes brokers, insurers, market advisors, art lenders, investment funds and auction houses. Alteris generally distributes products underwritten on behalf of third party carriers and Argo Group through retail agents and selected brokers.

International Specialty. Argo Re has obtained substantially all of its insurance and reinsurance business through brokers and third party intermediaries who represent clients in negotiations for the purchase of reinsurance. None of the intermediaries through which Argo Re obtains this business are authorized to bind business on our behalf. Argo Insurance distributes its products through selected brokers with whom our underwriters have experience. Argo Seguros distributes products through selected brokers and agents within their local markets.

Syndicate 1200. The syndicate obtains underwriting business from two main sources: the Lloyd’s open market, and underwriting agencies with delegated authority. In the Lloyd’s open market, brokers approach Syndicate 1200 directly with individual insurance risk opportunities for consideration by our underwriters. Brokers also approach Syndicate 1200 through selected underwriting agencies that have been granted limited authority delegated by Syndicate 1200 to make underwriting decisions on individual risks. In general, risks underwritten in the open market are larger than risks underwritten on our behalf by authorized agencies in terms of both exposure and premium.

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

International Specialty. Argo Re competes with numerous reinsurance and insurance companies. These competitors include independent insurance and reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, departments of certain commercial insurance companies and underwriting syndicates. Argo Insurance and Argo Seguros compete with international, national and regional insurance companies that offer similar specialty lines of business.

Syndicate 1200. The principal lines of business in this segment are underwritten by numerous other insurance companies and syndicates at Lloyd’s. Competition for any one account may come from other Lloyd’s syndicates, international firms or smaller regional companies.

Ratings

Ratings are an important factor in assessing the Company’s competitive position and its ability to meet its ongoing obligations. Ratings are not a recommendation to buy, sell or hold any security, and they may be revised or withdrawn at any time by the rating agency. Moreover, the ratings of each rating agency should be evaluated independently as the rating methodology and evaluation process may differ. Further, the ratings issued on the Company or its subsidiaries by any of these agencies are announced publicly and are available on the Company’s and respective rating agency’s websites. The Company has two types of ratings: (i) Financial Strength and (ii) Debt or Issuer Credit Ratings.

Financial strength ratings (“FSR”) reflect the rating agency’s assessment of an insurer’s ability to meet its financial obligations to policyholders. With the exception of two companies, ARIS Title Insurance Corporation and Argo Seguros (which are not rated) (the “Unrated Companies”), all of our insurance and reinsurance companies have an FSR of “A” (Excellent) from A.M. Best Company (“A.M. Best”), and our U.S. insurance subsidiaries have an FSR of “A-” (Strong) from Standard & Poor’s (“S&P”).

Debt ratings, and issuer credit ratings (“ICR”), reflect the rating agency’s assessment of a company’s prospects for repaying its debts and can be considered by lenders in connection with the setting of interest rates and terms for a company’s short-term or long-term borrowings. Argo Group US, Inc. has an ICR and senior unsecured debt rating of “BBB-” from S&P. Argo Group International Holdings, Ltd. has an ICR and senior unsecured debt rating of “bbb” from A.M. Best. Except for the two Unrated Companies, all of our insurance and reinsurance companies have an ICR of “a” from A.M. Best.

The outlook is stable on the A.M. Best ratings and negative on the S&P ratings. A.M. Best financial strength ratings range from “A++” (Superior) to “S” (Suspended) and include 16 separate ratings categories. S&P financial strength ratings range from “AAA” (Extremely Strong) to “R” (under regulatory supervision) and include 21 separate ratings categories.

Argo International, our Lloyd’s syndicate, receives a separate financial strength rating based on the business and financial characteristics of the Lloyd’s market as a whole. Lloyd’s is rated “A” (Excellent) with a stable outlook by A.M. Best and “A+” (Strong) with a positive outlook by S&P.

Regulation

General

The business of insurance and reinsurance and related services is regulated in most countries, although the degree and type of regulation varies from one jurisdiction to another. The principal jurisdictions in which our insurance and reinsurance segments operate are Bermuda, the United States, the European Union (“EU”), Brazil, Dubai and the United Kingdom. We are also regulated by other countries where we do business.

Bermuda

Insurance Company and Insurance Group Supervision and Regulation Scheme.

All of Bermuda’s insurance groups subject to supervision are internationally active. Therefore, Bermuda’s group supervision framework reflects international developments in this area and principles for insurance group supervision adopted by the International Association of Insurance Supervisors (“IAIS”).

Based on the Insurance Act 1978 (“the Act”), as amended from time to time, Bermuda maintains a progressive, risk-based supervisory system for registered (Re)Insurance Companies and for selected (Re)Insurance Groups.

A number of Bermuda registered (re)insurers operate within a group structure, meaning that a local insurer’s financial position and risk profile, and its overall prudential position, may be impacted by being part of a group, both positively and negatively. Therefore, the Bermuda Monetary Authority (“BMA”) has established a group supervision framework for insurance groups. The BMA conducts its responsibilities and powers as Group Supervisor under the Act, and the supporting legislation, the Insurance (Group Supervision) Rules 2011 and the Insurance (Prudential Standards) (Insurance Groups Solvency Requirement) Rules 2011.

The main objectives of group supervision include (a) policyholder protection, (b) ensuring at least one supervisor has an overall view of the group and its associated risks and (c) addressing any supervisory gaps, the risk of contagion and the impact of any unregulated entities within a group. Therefore, key areas of focus within the group supervision framework are (1) ensuring solvency at group level, (2) monitoring inter-group transactions and (3) assessing corporate governance, risk management and internal control processes of insurance groups. In conducting its function as Group Supervisor, the BMA, among other things, convenes and conducts supervisory colleges with other supervisory authorities that have regulatory oversight of entities within a group and coordinates the gathering and dissemination of relevant or essential information from groups for going concern or emergency situations.

In May of 2011, the BMA gave notice that it had determined itself to be the proper group supervisor for the Company for purposes of its Group Supervision regime, and nominated Argo Re to serve as the designated insurer. Accordingly, the Company and its subsidiaries are deemed to be an affiliated group supervised by the BMA under applicable rules and regulations in Bermuda.

In the course of 2013, the Company has not received any notice that the BMA conducted any supervisory college sessions related to the Company with other supervisory authorities that have regulatory oversight of entities within the Company.

The BMA is also responsible for the supervision, regulation and inspection of Bermuda domiciled insurance companies and for the licensing of all insurance companies, brokers, agents and managers. The Act and its supporting legislation, the Insurance (Prudential Standards) (Class 4 and 3B Solvency Requirement), the Insurance (Eligible Capital) Rules, as well as various other policies and guidance notes, including the Insurance Code of Conduct, provide the Authority with substantive licensing and intervention powers.

These rules provide for significant reporting requirements as to the Company and its consolidated financial condition.

Solvency Regulation Scheme

Bermuda continues to enhance its risk-based regulatory regime, which is intended to meet or exceed international standards, including Solvency II (“S II”) as enacted by the EU in November 2009 as discussed more fully below.

Additionally, Bermuda is seeking to become recognized by the EU as having an “equivalent solvency regime” in an effort to benefit Bermuda-based companies by utilizing recognition agreements that would acknowledge equivalent solvency requirements and protect these insurers and reinsurers from having to fulfill the solvency requirements under various and differing regimes.

Many of the areas covered under this initiative will be phased in over a number of years. The BMA’s aim is to enhance its currently existing regime consisting of three core components: (1) Capital Adequacy, (2) Governance and Risk Management and (3) Disclosure and Reporting. Most of these elements are interconnected and potentially influenced by developments in other international regimes. (Re)insurance companies as well as (re)insurance groups are also subject to the Bermuda Solvency Capital Requirement (“BSCR”), a risk-based capital system mandated by the above mentioned rules.

Regulation of Argo Re

Classification of Insurers. The Insurance Act distinguishes between special purpose insurers, insurers carrying on long-term business and insurers carrying on general business. There are various classifications of insurers carrying on general business, with Class 4 insurers subject to the highest level of regulation. Argo Re, which is incorporated to carry on general insurance and reinsurance business, is registered as a Class 4 insurer in Bermuda and is regulated as such under the Act. Under the Insurance Act, no distinction is made between insurance and reinsurance business.

Principal Representative and Principal Office. As an insurer, Argo Re is required to maintain a principal office and to appoint and maintain a principal representative in Bermuda. The principal representative is required to give notice to the BMA regarding certain events relating to solvency, significant losses, proposed changes in ownership and other material changes defined in the Insurance Act. In some instances, prior approval may be required for a proposed action that is the subject of a notice.

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

As of December 31, 2013, Argo Re’s solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Insurance Act. As of December 31, 2013, the statutory capital and surplus of Argo Re was estimated to be $1,218.2 million and the amount required to be maintained was estimated to be $343.9 million. As of December 31, 2013, Argo Re’s total investments in subsidiaries in its statutory balance sheet were approximately $907.4 million.

In December of 2013 and 2011, Argo Re paid a cash dividend of $84.5 million and $100.0 million, respectively, to Argo Group which was used to repay an intercompany note. No dividends were paid by Argo Re to Argo Group in 2012.

United States

State Insurance Regulation

Argo Group US, Inc.’s insurance subsidiaries are subject to the supervision and regulation of the states in which they are domiciled. We currently have twelve insurance companies domiciled in five states (the “U.S. Subsidiaries”). Argo Group US, Inc., as the indirect parent of the U.S. Subsidiaries, is subject to the insurance holding company laws of Illinois, New York, Ohio, Pennsylvania and Virginia. These laws generally require each of the U.S. Subsidiaries to submit annual holding company registration statements to its respective domestic state insurance department and to furnish annually financial and other information about the operations of the companies within the holding company group. Generally, all material transactions among companies in the holding company group to which any of the U.S. Subsidiaries is a party, including sales, loans, reinsurance agreements and service agreements, must be fair and, if material or of a specified category, require prior notice and approval or non-disapproval by the insurance department where the subsidiary is domiciled. Transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries and certain material transactions between companies within the holding company group may be subject to prior notice to, or prior approval by, state regulatory authorities. Such supervision and regulation is intended to protect our policyholders rather than our shareholders. Matters relating to authorized lines of business, underwriting standards, financial condition standards, licensing of insurers, investment standards, premium levels, policy provisions, the filing of annual and other financial reports prepared on the basis of Statutory Accounting Principles, the filing and form of actuarial reports, dividends, and a variety of other financial and non-financial matters are also areas that are regulated and supervised by the state in which each of our U.S. Subsidiaries are domiciled.

Guaranty Associations

Our U.S. Subsidiaries are participants in the statutorily created insolvency guaranty associations in all states where they are licensed carriers. These associations were formed for the purpose of paying unearned premium and loss claims of licensed insolvent insurance companies. The U.S. Subsidiaries are assessed their pro rata share of such claims based upon their premium writings, subject to a maximum annual assessment per line of insurance. Such costs can generally be recovered through surcharges on future premiums. Non-admitted business is neither supported by or subject to guaranty assessments.

Dividends

As a result of a previous merger, all of the U.S. Subsidiaries became subsidiaries of Argo Group US, Inc., meaning that any dividends from the U.S. Subsidiaries are payable in the first instance to Argo Group US, Inc. prior to being passed upward as dividends to Argo Group. The ability of our U.S. Subsidiaries to pay dividends is subject to certain restrictions imposed by the jurisdictions of domicile that regulate our U.S. Subsidiaries and each such jurisdiction’s limitations upon the amount of dividends that an insurance company may pay without the approval of its insurance regulator.

Argo Group US, Inc. may receive dividends from its direct subsidiaries: Argonaut Insurance Company, Colony Insurance Company (“Colony”) and Rockwood. For the year ended December 31, 2013, Argonaut Insurance Company paid an ordinary dividend to Argo Group US, Inc. in the amount of $24.8 million. For the year ended December 31, 2013, Colony paid an ordinary dividend to Argo Group US, Inc. in the amount of $76.2 million. The dividend was paid and notice was provided to the Virginia Bureau of Insurance. For the year ended December 31, 2013, Rockwood paid an ordinary dividend to Argo Group US, Inc. in the amount of $9.5 million. During 2014, Argonaut Insurance Company may be permitted to pay dividends of up to $24.8 million without approval from the Illinois Department of Insurance, based on the application of the Illinois ordinary dividend calculation. Colony may be permitted, during 2014, to pay dividends of up to $41.5 million without prior approval from the Virginia Bureau of Insurance, based on the application of Virginia’s ordinary dividend calculation. Rockwood may be permitted, during 2014, to pay dividends of up to $18.1 million without approval from the Pennsylvania Department of Insurance, based on the application of Pennsylvania’s ordinary dividend calculation. Business and regulatory considerations may impact the amount of dividends actually paid, and prior approval of extraordinary dividend payments is required.

State laws require prior notice or regulatory approval of direct or indirect changes in control of an insurer, reinsurer, or its holding company, and of certain significant inter-corporate transfers of assets within the holding company structure. An investor who acquires or attempts to acquire shares representing or convertible into more than 10% of the voting power of the securities of Argo Group would become subject to at least some of such regulations, would require approval by the five domiciliary regulators of the U.S. subsidiaries prior to acquiring such shares and would be required to file certain notices and reports with the five domiciliary regulators prior to such acquisition.

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

TRIA, the Claims Procedures Rule, the Litigation Management Rule and related rules set out certain definitions, requirements and procedures for insurers filing claims with Treasury for payment of the Federal share of compensation for insured losses under the Terrorism Risk Insurance Program (“TRIP”). The Claims Procedures Rule, in particular, specifically addresses requirements for Federal payment, submission of an initial notice of insured loss, loss certifications, timing and process for payment, associated recordkeeping requirements, as well as Treasury’s audit and investigation authority. These procedures will apply to all insurers that wish to receive their payment of the Federal share of compensation for insured losses under TRIA. Insurers are advised to review the legislation and TRIP regulations before submitting information.

Additional materials addressing the Terrorism Risk Insurance Act of 2002 and TRIP, including Treasury issued interpretive letters, are contained on the U.S. Department of the Treasury website.

European Union

The enhanced EU regulatory regime “Solvency II” (“S II”), which was enacted in November 2009, imposes new solvency and governance requirements across all EU Member States. These requirements are to be implemented through a new regulatory body, the European Insurance and Occupational Pensions Agency (“EIOPA”). Full implementation of S II has been postponed several times since enactment, and most recently on October 2, 2013, the European Commission proposed postponing the application date of the S II Directive to January 1, 2016. However, final ratification of S II by the European Parliament (plenary vote) is not expected until early 2014. The EIOPA has proposed a number of interim measures as a step towards full implementation. Final interim measures, or Guidelines, were issued by EIOPA in September 2013 to National Competent Authorities. These Guidelines became effective January 1, 2014. S II, which manifests a significant enhancement of the existing Solvency I framework, is the expanded regulatory regime that will impose economic risk-based solvency requirements across all European Member States and consists of three pillars: (1) Pillar I – quantitative capital requirements, based on a valuation of the entire balance sheet; (2) Pillar II – qualitative regulatory review, which includes governance, internal controls, enterprise risk management and supervisory review process; and (3) Pillar III – market discipline, which is accomplished through reporting of the insurer’s financial condition to regulators.

Argo International, Argo Group’s operation at Lloyd’s of London and ArgoGlobal SE will be required to comply with S II and are undertaking actions to be compliant by the proposed implementation date. If Bermuda continues to pursue S II and is deemed equivalent, Bermuda will also be required to follow S II.

Up until such official implementation, the existing country specific rules and regulations remain in force, and are being observed by Argo Group and its affiliates operating in the respective country.

United Kingdom

The Financial Services Act

The Financial Services Bill, which received Royal Assent on December 19, 2012, has now become an Act of Parliament and is known as the Financial Services Act (2012). The Act, which came into force from April 1, 2013, provides regulators with comprehensive powers to counter future risks to financial stability and to ensure that consumers are treated fairly.

The legislation reformed the regulatory system, which previously divided responsibility for financial stability between the Treasury, Bank of England and Financial Services Authority (“FSA”). The new system gives the Bank of England macro-prudential responsibility for oversight of the financial system and, through the Prudential Regulation Authority (“PRA”), for day-to-day prudential supervision of financial services firms managing significant balance-sheet risk. The FSA has ceased to exist. A proactive new conduct of business regulator, the Financial Conduct Authority (“FCA”), has been created to protect consumers, promote competition and ensure integrity in markets.

PRA and FCA Regulations.

During 2013, Argo International’s operations were regulated by the FSA until March 31, 2013 and by the PRA and the FCA from April 1, 2013 forward. Argo International’s operations were also supervised by Lloyd’s. The PRA, FCA and Lloyd’s have common objectives in ensuring that the Lloyd’s market is appropriately regulated. To minimize duplication, there are arrangements with Lloyd’s for co-operation on supervision and enforcement. Both the PRA and the FCA have substantial powers of intervention in relation to the Lloyd’s Managing Agents (such as Argo Managing Agency Limited) that they regulate, including the power to remove their authorization to manage Lloyd’s Syndicates. In addition, each year the PRA requires Lloyd’s to satisfy an annual solvency test that measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and run-off. If Lloyd’s fails this test, the PRA may require Lloyd’s to cease trading and/or its members to cease or reduce underwriting.

Lloyd’s Regulations and Requirements.

Argo International’s operations are supervised by Lloyd’s. The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s. The Lloyd’s Franchise Board is responsible for setting risk management and profitability targets for the Lloyd’s market and operates a business planning and monitoring process for all Syndicates, including reviewing and approving the Syndicates’ annual business plans. The Lloyd’s Franchise Board requires annual approval of Argo International’s business plan, including maximum underwriting capacity, and may require changes to any business plan presented to it or that additional capital be provided to support underwriting. Lloyd’s also imposes various charges and assessments on its members.

Argo International predominately participates in the Lloyd’s market through Argo (No 604) Ltd, a Lloyd’s corporate member. By entering into a membership agreement with Lloyd’s, Argo (No 604) Ltd undertakes to comply with all Lloyd’s by-laws and regulations as well as the provisions of the Lloyd’s Acts and Financial Services and Markets Act 2000 that are applicable to it. The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (referred to as “Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined by Lloyd’s. The amount of such deposit is calculated for each member through the completion of an annual capital adequacy exercise. These requirements allow Lloyd’s to evaluate that each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin.

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

Dividends

Dividend payments from Argo International to its immediate parent are not restricted by regulatory authority. When paid, however, such dividends become part of the capital and surplus of Argo Re, at which point further distribution upward to the Company is subject to Bermuda insurance and solvency regulations as discussed above. Dividend payments from Argo International will be at the discretion of Argo International’s Board of Directors and will be subject to the earnings, operations, financial condition, capital and general business requirements of Argo International. Dividends from a Lloyd’s managing agent and a Lloyd’s corporate member can be declared and paid provided it has sufficient capital available.

Malta

ArgoGlobal SE is dedicated to operate as a licensed insurer domiciled in Malta under the Malta Business Act (Cap. 403) by the Malta Financial Services Authority (“MFSA”). ArgoGlobal SE is regulated as a domestic insurer by the MFSA and subject generally to Malta’s laws and regulations relating to insurance and solvency requirements. ArgoGlobal SE entertains risks throughout the European Member States and European Economic Area (“EEA”), either directly from Malta or through an authorized branch office pursuant to the applicable Maltese rules and European regulations on the ‘Exercise of Passport Rights – Services/Establishment’. Switzerland is not an EEA state and as such there are no passporting rights available. On October 24, 2013, ArgoGlobal SE received authorization from the Swiss Financial Market Supervisory Authority (”FINMA”) to establish a branch office and conduct insurance business in Switzerland, followed by a formal notification from the MFSA on November 6, 2013 approving the opening of ArgoGlobal SE Swiss branch. Although dividends are not expected to be paid during the start up phase of ArgoGlobal SE, when payable, such dividends will be subject to applicable laws and regulations in Malta.

Brazil

Argo Seguros Brasil S.A. is authorized to operate as a licensed insurer domiciled in Brazil by the Superintendencia de Seguros Privados, Superintendence of Private Insurance, (“SUSEP”) per Ordinance No 4.316. Argo Seguros is regulated as a domestic insurer by SUSEP and subject generally to Brazil’s laws and regulations relating to insurance and solvency requirements. Although dividends are not expected to be paid during the start up phase of Argo Seguros, when payable, such dividends will be subject to applicable laws and regulations in Brazil.

Dubai

Argo Re (DIFC) Ltd. is authorized as an “Authorized Firm” licensed to operate in Dubai as an insurance manager and insurance intermediary by the Dubai Financial Services Authority (“DFSA”). Although not subject to solvency requirements and other regulations that apply to insurance carriers and reinsurers generally in Dubai, Argo Re (DIFC) Ltd. is subject to Dubai’s laws and regulations relating to its business activities as an Authorized Firm (Category 4) operating in Dubai.

Reinsurance

As is common practice within the insurance industry, Argo Group’s insurance and reinsurance subsidiaries transfer a portion of the risks insured under their policies by entering into a reinsurance treaty with another insurance or reinsurance company. Purchasing reinsurance protects primary carriers against the frequency and/or severity of losses incurred on the policies they issue, such as in the case of unusually serious occurrences in which a number of claims on one policy aggregate to produce an extraordinary loss on one policy or where a catastrophe generates a large number of serious claims on multiple policies at the same time. Reinsurance does not discharge the issuing primary carrier from its obligation to pay a policyholder for losses insured under its policy. Rather, the reinsured portion of each loss covered under a reinsurance treaty is ceded to the assuming reinsurer for reimbursement to the primary carrier. Because this creates a receivable owed by the reinsurer to the primary carrier, there is credit exposure with respect to losses ceded to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under its reinsurance treaty. The ability to collect on reinsurance is subject to the solvency of the reinsurers, interpretation of contract language and other factors. We are selective in regard to our reinsurers, seeking out those with strong financial strength ratings from A.M. Best or S&P. However, the financial condition of a reinsurer may change over time based on market conditions. We perform credit reviews on our reinsurers, focusing on, among other things, financial condition, stability, trends and commitment to the reinsurance business. In certain instances, we also require deposit of assets in trust, letters of credit or other acceptable collateral to support balances due from certain reinsurers whose financial strength ratings fall below a certain level or who transact business on a non-admitted basis in the case of the U.S. subsidiaries in the state where our insurance subsidiary is domiciled.

At December 31, 2013, Argo Group’s reinsurance recoverable balance totaled $1,263.5 million, net of an allowance for doubtful accounts of $3.7 million. The following table reflects the credit ratings for the reinsurance recoverable balance at December 31, 2013:

(in millions) Ratings per A.M. Best	Reinsurance Recoverables	% of Total
Reinsurers rated A+ or better	$609.2	48.2%
Reinsurers rated A	517.3	40.9%
Reinsurers rated A-	37.5	3.0%
Reinsurers rated below A- or not rated	99.5	7.9%

	$1,263.5	100.0%

The top ten reinsurers, rated A or higher, accounted for $871.2 million, or approximately 69% of the reinsurance recoverable balance as of December 31, 2013. Management has concluded that all net balances are considered recoverable as of December 31, 2013.

Additional information relating to our reinsurance activities is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3, “Reinsurance” in the Notes to the Consolidated Financial Statements.

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

Reserves for incurred but not reported claims are based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. Argo Group uses a variety of statistical and actuarial techniques to analyze current claims costs, including frequency and severity data and prevailing economic, social and legal factors. Reserves established in prior years are adjusted as loss experience develops and new information becomes available. Adjustments to previously estimated reserves are reflected in results in the year in which they are made.

The estimate of reinsurance recoverables related to reported and unreported losses and loss adjustment expenses represent the portion of the gross liabilities that are anticipated to be recovered from reinsurers. Amounts recoverable from reinsurers are recognized as assets at the same time as, and in a manner consistent with, the gross losses associated with the reinsurance treaty.

Argo Group is subject to claims arising out of catastrophes that may have a significant effect on its business, results of operations and/or financial condition. Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hailstorms, explosions, power outages, severe winter weather, fires and man-made events, such as terrorist attacks. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event.

Argo Group has discontinued underwriting certain lines of business; however, we are still obligated to pay losses incurred on these lines. Certain lines currently in run-off are characterized by long elapsed periods between the occurrence of a claim and any ultimate payment to resolve the claim. Included in Run-off Lines are claims related to asbestos and environmental liabilities arising out of liability policies primarily underwritten in the 1960s, 1970s and into the mid-1980s with a limited number of claims occurring on policies underwritten into the early 1990s. Business formerly underwritten in our Risk Management segment is also classified in the Run-off Lines segment. Additional discussion on Run-off Lines can be found under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The tables below present a development of loss and loss adjustment expense reserve liabilities and payments for the years 2003 through 2013. The information presented in Table I is net of the effects of reinsurance. The information presented in Table II includes only amounts related to direct and assumed insurance. Amounts for the predecessor Bermuda reinsurance companies are not included for the years prior to 2007, the year of acquisition. Additionally, amounts for Syndicate 1200 are not included for the years prior to 2008, the year of acquisition.

Table I

Analysis of Losses and Loss Adjustment Expense (“LAE”) Development

(Net of Reinsurance)

(in millions)	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Reserves for Losses and LAE (1) (2)	$965.5	$1,060.8	$1,394.8	$1,530.5	$1,863.3	$2,115.6	$2,213.2	$2,253.0	$2,336.7	$2,110.9	$2,107.6
Cumulative Amount Paid as of (3)
1 year later	230.5	183.1	235.6	286.6	410.9	567.8	577.9	577.9	578.8	554.2
2 years later	354.1	341.9	435.2	517.8	721.5	965.5	960.2	968.6	974.2
3 years later	471.6	492.9	600.3	712.7	930.0	1,213.5	1,213.7	1,243.6
4 years later	588.5	614.0	734.0	840.9	1,072.0	1,372.3	1,393.7
5 years later	683.0	717.1	822.2	926.7	1,169.0	1,487.8
6 years later	765.5	785.3	886.8	994.3	1,253.2
7 years later	825.4	840.7	943.0	1,055.0
8 years later	876.9	890.6	1,022.0
9 years later	923.6	950.8
10 years later	971.4

Reserves Re-estimated as of (4)
1 year later	964.6	1,216.0	1,349.9	1,499.4	1,798.6	2,109.3	2,170.1	2,249.6	2,303.8	2,077.3
2 years later	1,158.2	1,196.3	1,331.4	1,472.5	1,757.9	2,018.4	2,112.0	2,193.4	2,265.0
3 years later	1,161.3	1,200.2	1,306.5	1,446.1	1,696.9	1,974.4	2,055.5	2,160.9
4 years later	1,187.3	1,196.0	1,316.3	1,413.5	1,659.1	1,946.8	2,025.6
5 years later	1,189.0	1,219.5	1,296.8	1,389.1	1,640.6	1,919.3
6 years later	1,208.3	1,208.1	1,284.0	1,376.2	1,621.1
7 years later	1,208.4	1,196.5	1,276.0	1,369.2
8 years later	1,202.3	1,196.1	1,303.5
9 years later	1,206.3	1,211.9
10 years later	1,214.3
Cumulative (Deficiency) Redundancy (5) (6)	(248.8)	(151.1)	91.3	161.3	242.2	196.3	187.6	92.1	71.7	33.6
Prior Yr. Cumulative (Deficiency) Redundancy (6)	(240.8)	(135.3)	118.8	154.3	222.7	168.8	157.7	59.6	32.9	—

Change in Cumulative (Deficiency) Redundancy	$(8.0)	$(15.8)	$(27.5)	$7.0	$19.5	$27.5	$29.9	$32.5	$38.8	$33.6

(1)	Original estimated reserves for losses and LAE, net of reinsurance, as of the balance sheet date for each of the years indicated.
(2)

Reserves for losses and LAE for 2012 are net of $192.2 million of reserves ceded under a whole account quota share reinsurance transaction covering Syndicate 1200 for 2009 and prior years of account. The table does not include the impact of this transaction on years prior to 2012.

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

Table II

Analysis of Losses and Loss Adjustment Expense (“LAE”) Development

(Gross Reserves)

(in millions)	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Reserves for Losses and LAE (1)	$1,480.8	$1,607.5	$1,875.4	$2,029.2	$2,425.5	$2,996.6	$3,203.3	$3,152.2	$3,291.1	$3,223.5	$3,230.3
Cumulative Amount Paid as of (2)
1 year later	316.2	275.2	335.6	358.9	499.5	789.5	834.9	764.7	774.3	739.2
2 years later	501.0	470.4	578.5	650.4	894.6	1,383.8	1,342.7	1,295.2	1,292.7
3 years later	638.8	645.5	784.1	903.7	1,198.9	1,716.4	1,691.6	1,657.6
4 years later	771.7	791.9	957.1	1,086.7	1,364.9	1,938.8	1,927.3
5 years later	882.2	924.0	1,085.4	1,195.2	1,500.3	2,102.3
6 years later	990.4	1,026.2	1,164.8	1,294.2	1,605.8
7 years later	1,081.0	1,092.2	1,248.5	1,369.4
8 years later	1,140.7	1,157.8	1,309.2
9 years later	1,200.5	1,212.7
10 years later	1,252.7

Reserves Re-estimated as of (3)
1 year later	1,489.5	1,604.1	1,792.0	1,960.1	2,369.6	3,044.0	3,135.0	3,132.1	3,245.6	3,195.8
2 years later	1,519.2	1,547.1	1,741.6	1,939.8	2,333.4	2,899.6	3,067.4	3,073.1	3,204.1
3 years later	1,486.5	1,540.8	1,727.4	1,932.3	2,254.1	2,871.9	2,994.4	3,039.7
4 years later	1,513.7	1,542.9	1,764.7	1,869.9	2,182.7	2,834.6	2,970.5
5 years later	1,515.5	1,608.2	1,725.1	1,836.5	2,154.2	2,809.0
6 years later	1,587.1	1,588.5	1,708.4	1,815.7	2,147.7
7 years later	1,581.7	1,576.1	1,695.8	1,824.4
8 years later	1,575.4	1,563.3	1,714.4
9 years later	1,565.6	1,584.7
10 years later	1,593.3
Cumulative (Deficiency) Redundancy (4)	(112.5)	22.8	161.0	204.8	277.8	187.6	232.8	112.5	87.0	27.7
Prior Yr. Cumulative (Deficiency) Redundancy	(84.8)	44.2	179.6	213.5	271.3	162.0	208.9	79.1	45.5

Change in Cumulative (Deficiency) Redundancy	$(27.7)	$(21.4)	$(18.6)	$(8.7)	$6.5	$25.6	$23.9	$33.4	$41.5	$27.7

(1)	Original estimated reserves for losses and LAE, prior to the effects of reinsurance, as of the balance sheet date for each of the years indicated.
(2)	Cumulative amounts paid, prior to the effects of reinsurance as of the end of successive years related to those reserves.
(3)	Re-estimated reserves are calculated by adding cumulative amounts paid subsequent to year-end to the re-estimated unpaid losses and LAE for each year.
(4)	Represents changes of the original estimate of the year indicated (1) and the reserves re-estimated (3) as of the current year-end.

Excluded from the preceding tables are loss reserves of $135.7 million, which were classified as “Liabilities held for sale” as of December 31, 2007.

On December 31, 2012, Syndicate 1200 entered into a whole account quota share contract covering the 2009 and prior years of account. The counterparty was another syndicate within Lloyd’s. As a result of this transaction, net reserves for losses and LAE at the end of 2012 were reduced by $192.2 million ceded under this quota share agreement. On December 17, 2013, the Prudential Regulatory Authority approved a Split Reinsurance to Close arrangement whereby the liabilities assumed by the whole account quota share provider could be legally transferred to that quota share provider. On January 18, 2014, this transaction was effected with an inception date of January 1, 2014.

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

Additional information relating to our loss reserve development is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5, “Reserves for Losses and Loss Adjustment Expenses” in the Notes to Consolidated Financial Statements.

Investments

Investment Strategy and Guidelines

We follow an investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of our obligations, including claims payments. To ensure adequate liquidity for payment of claims, we take into account the maturity and duration of our investment portfolio and our general liability profile. To meet our liquidity needs, our core bond portfolio consists primarily of investment grade, fixed-maturity securities. As of December 31, 2013, these securities, along with cash, represented 74% of our total investments and cash.

In an effort to meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including issuer limits, sector limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We may direct our investment managers to invest some of the investment portfolio in currencies other than the U.S. dollar based on the business we have underwritten, the currency in which our loss reserves are denominated or regulatory requirements.

The performance of our investment portfolio is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. Investment guideline restrictions have been established in an effort to minimize the effect of these risks but may not always be effective due to factors beyond our control. A significant change in interest rates could result in losses, realized or unrealized, in the value of our investment portfolio. Additionally, with respect to some of our investments, we are subject to prepayment and possibly reinvestment risk. Certain investments in our Capital Appreciation Portfolio, which includes high yield fixed maturity securities, emerging market debt securities, domestic and global equities and other alternative investments are subject to restrictions on sale, transfer and redemption, which may limit our ability to withdraw funds or realize gains on such investments for some period of time after our initial investment. The values of, and returns on, such investments may also be more volatile.

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

Employees

As of December 31, 2013, Argo Group had 1,249 employees. We provide a comprehensive benefits program for substantially all employees, including a 401(k) savings plan and other retirement plans, health, life and disability benefits and a tuition reimbursement program. Management believes our relationships with our employees are good.

Available Information

Argo Group’s executive offices are located at 110 Pitts Bay Road, Pembroke HM08, Bermuda. The mailing address is P.O. Box HM 1282, Hamilton HM FX, Bermuda. The telephone number is (441) 296-5858. The website address is www.argolimited.com. None of the information contained on our website is part of this report or is incorporated in this report by reference. We file annual, quarterly and current reports, proxy statements and other information and documents with the Securities and Exchange Commission (“SEC”), which are made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available at www.sec.gov. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, interactive data files, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after we electronically file them with or furnish them to the SEC. Also available on our website, under the Investor Relations and Governance links, are copies of our Audit Committee Charter; Human Resources Committee Charter; Investment Committee Charter; Nominating Committee Charter; Risk Committee Charter; Corporate Governance Guidelines and Terms of Reference; and Code of Conduct and Business Ethics. Our Code of Conduct and Business Ethics applies to all of our board members, officers, third-party providers and employees, including our principal executive officer, principal financial officer and principal accounting officer. All of these documents will be provided without charge upon written request to the Senior Vice President, Investor Relations at our above address.

Item 1A. Risk Factors

An investment in our common shares involves various risks, including those mentioned below and those that are discussed from time to time in our other periodic filings with the SEC. Investors should carefully consider these risks, along with the other information filed in this report, before making an investment decision regarding our common shares. There may be additional risks which of we are currently unaware or which we currently consider immaterial. All of these risks could have a material adverse effect on our financial condition, results of operations and/or value of our common shares.

Enterprise Risk Management and Governance Frameworks

Purpose. The objective of the Enterprise Risk Management and Governance Frameworks of Argo Group and its subsidiaries are to ensure that:

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

Conducting our insurance and reinsurance business operations and related services in a prudent manner requires us to establish sound governance mechanisms, including a sound risk management and internal controls framework. This framework has regard for international best practice on enterprise risk management and internal controls and is overseen by the Board of Directors (the “Board”).

The focus of our risk management framework is on “reasonably foreseeable material risks”, meaning those exposures (financial and non-financial, on and off-balance sheet, current and contingent exposures, etc.) that we can identify in advance as having the potential, should they occur, to change the way relevant stakeholders would assess our solvency and / or liquidity position or risk profile in general. These risks include those that are on a group wide risk register. Relevant stakeholders include the Board, senior management, policyholders, investors and the various governmental and non-governmental authorities that monitor and regulate our business activities and securities.

Risk Strategy. Argo Group’s “Risk Strategy” encompasses our risk appetite, risk tolerance levels and strategy for addressing and managing risk. The Risk Strategy is outlined and implemented through the respective policies, targets, guidelines, requirements and budgets approved by the Board on a periodic basis.

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

Framework. Argo Group’s risk management and internal controls framework is designed to enable us to achieve an accurate and timely understanding of (1) the nature, caliber and sensitivity of the material foreseeable risks to which we are exposed, (2) our ability to mitigate or avoid such risks and (3) to the extent that an identified risk falls outside of our Risk Strategy, what course of action is necessary to address such risk consistent with our set goals, principles and risk appetites.

Key elements of Argo Group’s risk management framework are summarized below:

1.	Our risk management framework consists of three levels of defense and begins at the departmental level. Each business department is charged with the task of identifying, assessing, measuring, monitoring, reporting, and mitigating risks associated with the department’s respective functions and responsibilities. The Head of Enterprise Risk Management, who reports on issues of risk management directly to the Risk Committee of the Board and serves as the second line of defense, plays a key role in risk management by coordinating, facilitating and overseeing the effectiveness and integrity of our risk management activities. This function is also charged with establishing, maintaining and enhancing the methodology and tools used to identify and evaluate risks and, where risks are outside our risk appetite or tolerance, ensuring that there is an appropriate response applied by the respective risk owner. Our Internal Audit department provides another line of defense by assessing the effectiveness of our risk management processes, practices and internal controls and by providing timely feedback and assurance to the Board on the adherence to our risk management framework. The Head of Internal Audit reports on issues related to the internal control framework, directly to the Audit Committee of the Board.

2.	We have established policies to identify and address known existing as well as evolving and emerging risks that have the potential to materially impact the adequacy of our financial resources, the volatility of our results, expected shareholder returns or our ability to meet our commercial, legal and regulatory obligations.

3.	Argo Group’s risk management framework is:

•	embedded in both the organizational structure and strategic oversight process, supported by appropriate internal control policies and procedures.

Argo Group’s Board has Corporate Governance Guidelines and Terms of Reference that reflect local and international developments with regard to Risk and Capital Management. Simultaneously, the role and composition of the Company’s Risk Committee has been expanded to keep pace with the international expansion of the Group as well as evolving regulatory developments, especially in Bermuda, the U.S. and the European Union. The Enterprise Risk Management function at the Group level and the additional local risk management functions further fortify the implementation of and compliance with our risk management framework. Throughout the year, risk related aspects to our business are reviewed and evaluated at all levels. Based on these assessments, appropriate risk management actions have been taken to address and mitigate risks where necessary and to ensure that underwriting and investment activities remain consistent with management’s strategic and business plans, as approved by the Board.

These risk management activities are subsequently monitored, reviewed and, if required, adjusted during the course of regularly scheduled operational meetings, reserve review meetings, and meetings of the Senior Executive team during the year to assure proper alignment with approved risk appetite and tolerance levels.

•	supported by information systems that capture underwriting, investment, and operational data in order to provide relevant, accurate, and timely information to the applicable business functions.

We continue to evaluate and fortify our processes and protocols to assure the integrity of our data, most recently in connection with consolidating certain primary and secondary platforms, standardizing formats, and enhancement of our data mining and reporting capabilities. During the course of the year, Argo Group continued to enhance our internal capital model capabilities and applications as well as various other modeling tools. In addition, we introduced further enhancements to our aggregation and accumulation measurement and monitoring tools.

•	designed to incorporate techniques necessary to identify, measure, respond to, monitor and report, on a continuous basis and on an individual and aggregate level, material foreseeable risks.

The risk management techniques, especially with regard to our internal capital model, are constantly refined as new methods are developed, enhanced tools and applications are released and our means to quantify and qualify risks improve.

•	designed to specify objectives, risk appetite and tolerance levels, as well as appropriate delegation of oversight, reporting, and operating responsibilities across all functions.

Argo Group’s Risk Strategy is determined by a risk appetite defined by a series of risk limits on Group as well as on operational segment level. The risk appetite is based on the available capital and liquidity and is reflected in the Board approved business plans, designed to fit within certain volatility tolerances, which provide a term of reference for the operational segments of Argo Group.

•	Risk limits encompassed in Argo Group’s Risk Strategy include:

•

Primary company-wide portfolio limits, which are based on Argo Group’s overall portfolio and designed to protect our capital and liquidity position and limit the likelihood of an economic loss for the year;

•

Secondary, supplementary limits, which serve to limit losses that can arise out of individual risk types or accumulations, such as natural catastrophes and terrorism, and to limit market and credit risks that could materially impact Argo Group’s solvency were they to materialize;

•

Other limits, which are designed to protect and preserve Argo Group’s reputation and strategic agility and thus protect our future business potential. These limits include parameters for individual risks that could cause permanent damage to how our customers, clients, shareholders and staff perceive Argo Group.

•	The prescribed risk appetite ensures that an appropriate balance is struck between entertained business opportunities and associated risks.

•

Argo Group’s risk appetite is reflected in our strategic and business planning. In the event of capacity shortages or conflicts with the stipulated limits profile and internal guidelines, fixed escalation and decision-making processes are designed to ensure that business interests and risk management aspects are being surfaced, vetted and reconciled. If necessary, risks are ceded or hedged by means of reinsurance, derivatives or other forms of risk relief.

•	documented insofar as all significant policies and procedures associated with the Company’s risk management framework are in writing and available to the Board, Senior Management and employees.

The Corporate Governance, Compliance, Risk Management and Internal Controls Policies and Procedures of Argo Group are reviewed on at least an annual basis. Recommendations are made to the Board, its Committees and Senior Management for updates and upgrades as required on a timely basis.

We believe that the foregoing risk management framework and oversight activities are structured in a way that enables us to take an active approach to risk management in an ever changing legal, regulatory, and business environment. Through the efforts of management, our internal risk management functions and the Board of Directors, we seek to avoid or mitigate unnecessary risks while accepting certain other risks, the return for which may be deemed beneficial to Argo Group and our shareholders.

Significant Risks

Our risk management framework covers the following categories of material foreseeable risks consistent with the guidance provided for each:

•	Insurance Underwriting Risks

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

Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency and severity of catastrophic events, levels of capacity, adverse trends in litigation, regulatory constraints, general economic conditions and other factors. The supply of insurance and reinsurance is related to prevailing prices, the level of insured losses and the level of capital available to the industry that, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity increased premium levels. Demand for reinsurance depends on numerous factors, including the frequency and severity of catastrophic events, levels of capacity, the introduction of new capital providers, general economic conditions and underwriting results of primary insurers. The supply of reinsurance is related to prevailing prices, recent loss experience and capital levels. All of these factors fluctuate and may contribute to price declines generally in the reinsurance industry.

Argo Group cannot predict with certainty whether market conditions will improve, remain constant or deteriorate. Negative market conditions may impair our ability to underwrite insurance and reinsurance at rates that we consider appropriate and commensurate relative to the risk assumed. If we cannot underwrite insurance or reinsurance at appropriate rates, our ability to transact business would be materially and adversely affected. Any of these factors could lead to an adverse effect on our business, results of operations and/or financial condition.

We operate in a highly competitive environment and no assurance can be given that we will continue to be able to compete effectively in this environment.

We compete with numerous companies that provide property, casualty and specialty lines of insurance and reinsurance and related services. Some of those companies have a larger capital base and are more highly rated than we are. No assurance can be given that we will be able to continue to compete successfully in the insurance and/or reinsurance market. Increased competition in these markets could result in a change in the supply and/or demand for insurance or reinsurance, affect our ability to price our products at risk-adequate rates and retain existing business, or underwrite new business on favorable terms. If this increased competition so limits our ability to transact business, our operating results could be adversely affected.

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

Further, as a provider of property catastrophe reinsurance coverage in the worldwide marketplace, Argo Re’s operating results in any given period will depend to some extent on the number and magnitude of such natural and man-made catastrophes. While Argo Re may, depending on market conditions, purchase catastrophe retrocessional coverage for its own protection, the occurrence of one or more major catastrophes in any given period could nevertheless have a material adverse impact on Argo Re’s operating results and/or financial condition. This could, in turn, result in a material adverse impact on Argo Group’s business, results of operations and/or financial condition.

Terrorism. We also carry the risk of losses resulting from acts of terrorism. Even if reinsurers are able to exclude coverage for terrorist acts or price that coverage at rates that we consider attractive, direct insurers, like our primary insurance company subsidiaries, might not be able to likewise exclude coverage of terrorist acts because of regulatory constraints. If this occurs, Argo Group, in its capacity as a primary insurer, would have a significant gap in its own reinsurance protection and would be exposed to potential losses as a result of any terrorist act. It is impossible to predict occurrence of such events with statistical certainty and difficult to estimate the amount of loss per occurrence they will generate. If there is a future terrorist attack, the possibility exists that losses resulting from such event could prove to be material to our financial condition and results of operations. Terrorist acts may also cause multiple claims, and there is no assurance that our attempts to limit our liability through contractual policy provisions will be effective.

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

On November 26, 2002, the President signed into law the Terrorism Risk Insurance Act of 2002 (“TRIA”). TRIA, and its related rules, contain certain definitions, requirements, and procedures for insurers filing claims with Treasury for payment of the Federal share of compensation for insured losses under the Terrorism Risk Insurance Program (“TRIP”). TRIP is a temporary federal program that provides for a transparent system of shared public and private compensation for insured losses resulting from acts of terrorism. The Department of the Treasury (“Treasury”) implements the program. On December 26, 2007, the President signed into law the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”), which extended TRIA through December 31, 2014. As TRIPRA is scheduled to expire on December 13, 2014, insurers issuing policies with effective dates on or after January 1, 2014, could potentially be exposed to terrorism risks if legislation is not enacted to extend TRIA.

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

General Loss Reserves. We maintain reserves for losses and loss adjustment expenses to cover estimated ultimate unpaid liabilities with respect to reported and unreported claims incurred as of the end of each balance sheet date. Reserves do not represent an exact calculation of liability, but instead represent management’s best estimates, which take into account various statistical and actuarial projection techniques as well as other influencing factors. These reserve estimates represent management’s expectations of what the ultimate settlement and administration of claims will cost based on an assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity and frequency, changing legal theories of liability and other factors. Variables in the reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal precedent and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of an insured event and the time it is actually reported to the insurer. Reserve estimates are continually reevaluated in a regular ongoing process as historical loss experience develops and additional claims are reported and settled, and as a consequence, management’s estimates may change from time to time. Because the calculation and setting of the reserves for losses and loss adjustment expenses is an inherently uncertain process dependent on estimates, our existing reserves may be insufficient or redundant and estimates of ultimate losses and loss adjustment expenses may increase or decrease over time.

Asbestos and Environmental Liability Loss Reserves. We have received asbestos and environmental liability claims arising out of liability coverage primarily underwritten in the 1960s, 1970s and into the mid-1980s. Beginning in 1986, nearly all standard liability policies contained an express exclusion for asbestos and environmental related claims. All standard policies currently being issued by our insurance subsidiaries contain this exclusion. We do, however, offer coverage for environmental damages on a restrictive, contained basis with fixed limit caps within certain specialty units within Argo Group. In addition to the previously described general uncertainties encountered in estimating reserves, there are significant additional uncertainties in estimating the amount of our potential losses from asbestos and environmental claims. Reserves for asbestos and environmental claims cannot be estimated with traditional loss reserving techniques that rely on historical accident year development factors due to the uncertainties surrounding these types of claims.

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

Management believes these factors continue to render traditional actuarial methods less effective at estimating reserves for asbestos and environmental losses than reserves on other types of losses. We establish reserves to the extent that, in the judgment of our management, the facts and prevailing law reflect an exposure for us not dissimilar to those results the industry has experienced with regard to asbestos and environmental related claims. We have annually reviewed our loss and loss adjustment expense reserves for our run-off lines of business, including asbestos and environmental claims. The review entails a detailed analysis of our direct and assumed exposure. We will continue to monitor industry trends and our own experience in order to determine the adequacy of our environmental and asbestos reserves. There is no assurance that future adverse development will not occur, and such development may have an adverse effect on our results of operations.

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

•	Operational Risk

Operational risk refers to the risk of loss arising from inadequate or failed internal processes, people, systems or the operations impact of external events. This risk encompasses all exposures faced by functions and services rendered in the course of conducting business including, and not limited to, accounting and financial reporting, business continuity, claims management, information technology and data processing, legal and regulatory compliance, outsourcing and reinsurance purchasing.

Argo Group may be unable to attract and retain qualified employees and key executives.

We depend on our ability to attract and retain experienced underwriting talent and other skilled employees and seasoned key executives who are knowledgeable about our business. The pool of highly skilled employees available to fill key positions at our Company may fluctuate based on market dynamics specific to our industry and independent of overall economic conditions. As such, higher demand for employees having desired talents within a particular geographic region or business segment in which we operate could lead to increased compensation expectations for existing and prospective personnel, making it difficult for the Company to recruit and retain key employees and/or or maintain labor costs at desired levels. If we are unable to attract and retain such talented management, we may be unable to maintain our current competitive position in the specialized markets in which we operate and be unable to expand our operations into new markets, which could adversely affect our results.

Argo Group and its subsidiary, Argo Re have operations that require their employees to live and/or work in Bermuda. Under Bermuda law, non-Bermudians are not permitted to engage in any occupation in Bermuda without an approved work permit from the Bermuda Department of Immigration. The Bermuda Department of Immigration will issue a work permit after proper public advertisements and no Bermudian, spouse of a Bermudian or holder of a permanent resident certificate is available who meets the required education, skills and experience for the advertised position. In January 2013, the Bermuda Department of Immigration suspended the term of these Standard Work Permits. A significant number of our Bermuda based employees are employed pursuant to these work permits granted by The Bermuda Department of Immigration authorities. These individuals are considered key employees. If the Bermuda Department of Immigration changes its policies with regard to of the work permit, our operations could be disrupted and our financial performance could be adversely affected.

Offices in foreign jurisdictions, such as Dubai, Malta and Brazil, may have residence and other mandatory requirements that affect the composition of its local boards of directors, executive teams and choice of third party service providers. Due to the competition for available talent in such jurisdictions, Argo Group may not be able to attract and retain personnel as required by its business plans, which could disrupt operations and adversely affect our financial performance.

Argo Group’s internal controls may fail and have an adverse effect on our business.

We use a number of strategies and processes to mitigate our insurance risk exposure including:

•	engaging in vigorous underwriting within certain defined risk parameters and subject to various levels of oversight by experienced underwriting professionals;

•	carefully evaluating terms and conditions of our policies;

•	focusing on our risk aggregations by geographic zones, industry type, credit exposure and other bases; and

•	ceding insurance risk to reinsurance companies.

However, there are inherent limitations to the effectiveness of these strategies and processes. No assurance can be given that as a failure to maintain or follow such processes or controls, an unanticipated event or series of such events will not result in loss levels that could have a material adverse effect on our financial condition or results of operations.

We continually enhance our operating procedures and internal controls to effectively support our business and comply with our regulatory and financial reporting requirements. As a result of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control objectives have been or will be met, and that instances of fraud, if any, within the company have been detected. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met; our management does not expect that our disclosure controls or our internal controls will prevent all errors or fraud.

Risk of dependency upon the stability and security of our information technology systems.

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

Argo Group may experience issues with outsourcing relationships which might impact our ability to conduct business in a prudent manner and could negatively impact our operations, results and financial condition.

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

•	Market, Credit, Investment, and Liquidity Risk

Market Risk is the risk of loss or adverse change in the financial position due to fluctuations in the level and in the volatility of market prices of assets, liabilities and financial instruments. This risk may be caused by fluctuations in interest rates, foreign exchange rates or equity, property and securities values.

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

In an effort to meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on the type of issuer, sector limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We may direct our investment managers to invest some of the investment portfolio in currencies other than the U.S. dollar based on the business we have underwritten, the currency in which our loss reserves are denominated, or regulatory requirements.

The performance of our investment portfolio is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. Investment guideline restrictions have been established in an effort to minimize the effect of these risks but may not always be effective due to factors beyond our control. A significant change in interest rates could result in losses, realized or unrealized, in the value of our investment portfolio. Additionally, with respect to some of our investments, we are subject to prepayment and possibly reinvestment risk. Certain investments outside our highly rated fixed income portfolio, which includes high yield fixed maturity securities, equities, and other alternative investments are subject to restrictions on sale, transfer and redemption, which may limit our ability to withdraw funds or realize gains on such investments for some period of time after our initial investment. The values of, and returns on, such investments may also be more volatile.

A prolonged recession or a period of significant turmoil in the U.S. and international financial markets, could adversely affect our business, liquidity and financial condition and our share price.

U.S. and international financial market disruptions such as the ones experienced in the recent global financial crisis, along with the possibility of a prolonged recession, may potentially affect various aspects of our business, including the demand for and claims made under our products, our counterparty credit risk and the ability of our customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. Volatility in the U.S. and other securities markets may also adversely affect our share price. Depending on future market conditions, we could incur substantial realized and unrealized losses in future periods, which may have an adverse impact on our results of operations, financial condition, debt and financial strength ratings, insurance subsidiaries’ capital and ability to access capital markets.

Our investment portfolio is subject to significant market and credit risks which could result in an adverse impact on our financial position or results.

We hold a diversified portfolio of investments. These investments are managed in accordance with our investment policy by professional investment management firms and internally, under the direction of our Investment Committee, the Chief Executive Officer, Chief Financial Officer and Chief Investment Officer. Although our investment policies stress diversification of risks, conservation of principal, and liquidity, our investments are subject to general economic conditions and market risks as well as risks inherent to particular securities.

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

Since the beginning of the recent global financial crisis, delinquencies and losses with respect to residential mortgage loans generally increased and may continue to increase, particularly in the subprime sector. In addition, during recent years residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. A continued decline or an extended flattening in those values may result in additional increases in delinquencies and losses on residential mortgage loans. These developments may have a significant adverse effect on the prices of loans and securities, including those in our investment portfolio. The situation continues to have wide ranging consequences, including downward pressure on economic growth, which could have a material and adverse impact on our results of operations, financial condition, business and operations.

We also invest in marketable equity securities. These securities are carried on the balance sheet at fair value and are subject to potential losses and declines in market value. Our invested assets also include investments in limited partnerships, privately held securities, and other alternative investments. Such investments entail substantial risks.

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

As is common practice within the insurance industry, we transfer a portion of the risks insured under our policies to other companies through the purchase of reinsurance or other, similar risk mitigating hedging instruments. This reinsurance is maintained to protect the insurance and reinsurance subsidiaries against the severity of losses on individual claims, unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss and catastrophic events. Although reinsurance does not discharge our subsidiaries from their primary obligation to pay for losses insured under the policies they issue, reinsurance does make the assuming reinsurer liable to the insurance and reinsurance subsidiaries for the reinsured portion of the risk. A credit exposure exists with respect to ceded losses to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. The collectability of reinsurance is subject to the solvency of the reinsurers, interpretation and application of contract language and other factors. We are selective in regard to our reinsurers, placing reinsurance with those reinsurers with strong financial strength ratings from A.M. Best, S&P or a combination thereof. Despite strong ratings, the financial condition of a reinsurer may change based on market conditions. In certain instances we also require assets in trust, letters of credit or other acceptable collateral to support balances due. It is not always standard business practice to require security for balances due; therefore, certain balances are not collateralized. A reinsurer’s insolvency or inability to make payments under the terms of a reinsurance contract could have a material adverse effect on our business, results of operations and/or financial condition.

•	Concentration Risk

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

Argo Group is an integrated financial services provider offering a variety of products across different operational segments and geographic regions. As such, diversification is a key component to its business model. Risk diversification helps us manage our capital allocation by limiting the impact of any single event to the economic, financial and regulatory condition of our Company. The degree to which the diversification effect can be realized depends not only on the correlation between risks but also on the level of relative concentration of those risks. Based on these assumptions, our goal is to maintain an appropriately balanced risk profile by avoiding any disproportionately large risks. At the Argo Group level, we identify, measure, manage and monitor pre-defined concentration risk scenarios across the operational segments, including our own outward reinsurance placements. With respect to investments, top-down indicators such as strategic asset allocation thresholds are defined and closely monitored to ensure balanced investment portfolios. Disproportionately large risks that might accumulate and have the potential to produce substantial losses, such as for instance major natural catastrophic or credit events, are modeled, budgeted and monitored on a standalone basis.

Despite the introduction of identification, modeling and monitoring protocols and in light of the inherent limitations to the tools and applications used, it is possible that an unknown, undetected or underestimated accumulation event could occur and result in a material financial loss to the Company.

For more details, see also above Insurance and Market/Credit Risk section.

•	Strategic Risk

Strategic Risk means the risk of the Company’s inability to implement appropriate business plans and strategies, make decisions, allocate resources or adapt to changes in the business environment. Strategic Risk includes the risk of the current or prospective impact on earnings or capital arising from adverse business decisions, improper execution of decisions made or lack of responsiveness to industry changes.

Deterioration of the macroeconomic environment in the U.S., the Eurozone and worldwide

Economic imbalances and financial market turmoil could result in a widening of credit spreads and volatility in share prices. Certain financial and economic data may deteriorate. These circumstances could lead to a decline in asset value and potentially reduce the demand for insurance due to limited economic growth prospects. The ultimate impact of such conditions on the insurance industry in general, and on Argo Group’s operations in particular, cannot be fully or accurately quantified at this time.

Adverse developments in the broader economy could create significant challenges to the insurance industry. If policy responses in Europe, the U.S. and internationally are not effective in mitigating these conditions, the insurance sector could be adversely affected by the resulting financial and economic environment. The sovereign debt crisis in certain Eurozone countries could also negatively impact insurers’ balance sheets, resulting in associated solvency issues. Further, insurance regulators worldwide have responded to the sovereign credit risk, equity risk and current economic cycle by imposing or contemplating new or stricter regulatory measures and increased solvency requirements, all of which could have an adverse effect on Argo Group.

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

As a result of these and other requirements, we may require additional capital in the future that might not be available to us on commercially favorable terms. Our future capital requirements depend on many factors, including our ability to underwrite new business, its risk propensity and our ability to establish premium rates and accurately set reserves at levels adequate to cover expected losses. To the extent that the funds generated by insurance premiums received and sale proceeds and income from our investment portfolio are insufficient to fund future operating requirements and cover incurred losses and loss expenses, we may need to raise additional funds through financings or curtail our growth and reduce in size. The prolonged effects of financial market crisis has created uncertainty in the equity and fixed maturity securities markets and has affected our ability, and the ability of others within our industry, to raise additional capital in the public or private markets. Any future financing, if available at all, may be on terms that are not favorable to us and our shareholders. In the case of equity financing, dilution to current shareholdings could result, and the securities issued may have rights, preferences and privileges that are senior or otherwise superior to those of our common shares.

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

European Union. S II, the enhanced EU regulatory regime providing for a risk-based system for the supervision of European insurance and reinsurance undertakings, was enacted in November 2009. S II imposes new solvency and governance requirements across all EU Member States to be implemented through a new regulatory body, the European Insurance and Occupational Pensions Agency (“EIOPA”). Full implementation of S II has been postponed several times since enactment, and most recently on October, 2 2013, the European Commission proposed postponing the application date of the Solvency II Directive to January 1, 2016. However, final ratification of SII by the European Parliament (plenary vote) is not expected until early 2014. In the meantime, EIOPA has proposed to proceed with introduction of certain parts of the SII framework ahead of full implementation. Due to ongoing development and implementation efforts at the EU-level, the ultimate impact of S II on our capital and solvency position cannot be determined at this time.

United Kingdom. Argo International is subject to the risk-based capital requirements administered by the Prudential Regulation Authority (“PRA”), and will be subject to S II risk –based capital requirements when implemented as discussed above. Lloyd’s has introduced its own implementation plan and requirements for S II with which Argo International has to date and in the future will be expected to comply. Due to ongoing development implementation efforts relating to S II, the specific future impact of S II-based Lloyd’s standards and requirements on Argo International’s business, results of operations or financial condition cannot be determined at this time.

The PRA allows firms to use Solvency II models under an enhanced Individual Capital Adequacy Standards (ICAS) regime prior to full implementation of Solvency II. The PRA has encouraged the early use of Solvency II work to meet existing ICAS requirements, an approach known as ICAS+ and encourages the use of Solvency II models and balance sheets to meet ICAS requirements as a stepping stone towards full Solvency II implementation. Consequently, Lloyd’s requires the submission of an ultimate Solvency Capital Requirement which continues to be used in the capital setting process together with the Solvency II balance sheet as Lloyd’s considers this approach provides equivalent policyholder protection to the mandatory Individual Capital Adequacy Standards regime.

Bermuda.

Argo Group and Argo Re. As discussed in the summary of regulatory provisions above relating to the Company and Argo Re in Bermuda, Argo Re is subject to the Bermuda Solvency Capital Requirement (“BSCR”), a risk-based capital system mandated by the Bermuda Insurance (Prudential Standards) (Class 4 and Class 3B Solvency Requirement) Rules, as amended from time to time. Similarly, Argo Group is subject to the Insurance (Prudential Standards) (Insurance Groups Solvency Requirement) Rules 2011 as amended from time to time. The application and methods of calculating the BSCR required by the Bermuda Monetary Authority (“BMA”) are currently being refined and subject to change, and the ultimate impact on our solvency position of any future material changes cannot be determined at this time.

Minimum Solvency Margin. Argo Re must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin (“MSM”) pertaining to its general business. As a Class 4 insurer, Argo Re is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of (A) $100 million, (B) 50% of net premiums written (being gross premiums written less any premiums ceded by Argo Re, but Argo Re may not deduct more than 25% of gross premiums when computing net premiums written), and (C) 15% of net discounted aggregate losses and loss expense provisions and other insurance reserves. As of January 1, 2013, the Company became supervised by the BMA as an Insurance Group, and must ensure that the value of the Insurance Group’s assets exceeds the Insurance Group’s liabilities by the aggregate MSM of each qualifying member of the Insurance Group.

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

Eligible Capital. Effective December 31, 2011, Argo Re is required to disclose the makeup of its capital in accordance with the recently introduced ‘3-tiered capital system’. Corresponding requirements did not exist for Argo Group for the fiscal year ended 2012, but came into operation on January 1, 2013.

Under the respective systems applied to Argo Re as a re(insurer) and Argo Group as an Insurance Group supervised by the BMA, all capital instruments at Argo Group and Argo Re will be classified as either basic or ancillary capital, which in turn will be classified into one of 3 tiers based on their “loss absorbency” characteristics. Highest quality capital will be classified Tier 1 Capital, lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. Under this regime, not less than 80% of Tier 1 Capital and up to 20% of Tier 2 Capital may be used to support the company’s minimum solvency margin for the filing entity’s general business. Thereafter, a minimum of 60% of Tier 1 Capital and a maximum of 15% of Tier 3 Capital may be used to satisfy the filing entity’s ECR. Any combination of Tier 1, 2 or 3 Capital may be used to meet the TCL. As respects Argo Group, the Insurance (Prudential Standards) (Insurance Group Solvency Requirement) Amendment Rules 2012 provide for a phase-in over a period of six years, starting at 50% of the amount determined and being increased in 10% increments. Where the BMA has previously approved the use of certain instruments for capital purposes, the BMA’s consent must be obtained if such instruments are to remain eligible for use in satisfying the minimum margin of solvency pertaining to the filing entity general business and it’s ECR.

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

Argo Group. As discussed in the regulatory section above, Argo Group and its various subsidiaries are considered to be an affiliated group for purposes of the BMA’s Group Supervision regime. As such, Argo Group is supervised by the BMA within the meaning of its Insurance Group Supervision Rules 2011, as amended from time to time. This Group Supervision regime stipulates solvency margins, capital requirements and eligible capital requirements at the consolidated Argo Group level that may affect the calculation of similar solvency and capital requirements at the Argo Re level. Uncertainty remains around the mentioned criteria, particularly in regard to the eligibility, potential grandfathering, and classification of certain capital instruments. This regime and the applicable rules and regulations are subject to change, and it is not possible to predict the ultimate impact of future changes on Argo Group’s operations and financial condition.

We are unable to predict with certainty how these laws, frameworks and/or regulations will be enforced or amended, the form in which any pending or future laws, frameworks and/or regulations could be adopted, or the effect, if any, these developments would have on our operations and financial condition.

Argo Group may incur significant additional indebtedness.

Argo Group may seek to incur additional indebtedness either through the issuance of public or private debt or through bank or other financing. The funds raised by the incurrence of such additional indebtedness may be used to repay existing indebtedness, including amounts borrowed under Argo Group’s credit facility, Argo Group’s outstanding subordinated debt and Argo Group’s floating rate loan stock or for general corporate purposes of Argo Group, including additions to working capital, capital expenditures, investments in subsidiaries or acquisitions.

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

Argo Group is a holding company with no significant operations or significant assets other than the share capital of our subsidiaries. We rely primarily on cash dividends from our subsidiaries to pay our operating expenses and obligations. We expect future distributions from these subsidiaries to be our principal source of funds to meet our financial obligations and pay shareholder dividends. The payment of dividends by our insurance and reinsurance subsidiaries is limited under the laws and regulations of the respective domicile. These regulations stipulate the maximum amount of annual dividends or other distributions available to shareholders without prior approval of the relevant regulatory authorities. Thus, cash resources located in subsidiaries may not be readily available to the parent company in whole or in part to address its liquidity needs.

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

All of our insurance and reinsurance subsidiaries, except for our two unrated companies, have a Financial Strength Rating of “A” (Excellent) (3rd highest rating out of 16 rating classifications) with a stable outlook from A.M Best. S&P has assigned a Financial Strength Rating of “A-” (Strong) with a negative outlook to our U.S. insurance subsidiaries (other than ARIS Title Insurance Corporation). Argo Group US has an Issuer Credit Rating of “BBB-” (Good) with a negative outlook from S&P.

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

Argo Group’s strategy for growth may include mergers and acquisitions. This strategy presents risks that could have a material adverse effect on Argo Group’s business and financial performance, including: (i) the diversion of management’s attention, (ii) the ability of Argo Group to execute a transaction effectively, including the integration of operations and the retention of employees and (iii) the contingent and latent risks associated with the past operations of and other unanticipated problems arising from a transaction partner. We cannot predict whether we will be able to identify and complete a future transaction on terms favorable to us. We cannot know if we will realize the anticipated benefits of a completed transaction or if there will be substantial unanticipated costs associated with such a transaction.

In addition to the Argo International acquisition, a future merger or acquisition may result in tax consequences at either or both the shareholder and Argo Group level, potentially dilutive issuances of our equity securities, the incurrence of additional debt and the recognition of potential impairment of goodwill and other intangible assets. Each of these factors could adversely affect our financial position.

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

•	Reputational Risk

Reputational Risk is the risk of potential loss through a deterioration of our reputation or standing due to a negative perception of its image among customers, counterparties, shareholders or supervisory authorities, and includes risk of adverse publicity regarding our business practices and associations.

We may be adversely affected by misconduct of our personnel or failure to identify transactions that are in violation of local and international trade sanctions.

Argo Group has updated and strengthened its internal Group-wide Corporate Governance Guidelines and Code of Conduct and Business Ethics, maintains a continuous education and training program, and monitors compliance with same on an ongoing basis. However, there can be no ultimate assurance that these measures will be sufficient in all instances to prevent an undetected violation of internal or external rules of conduct, which might lead to a financial loss and/or reputational damage to the Company.

•	Legal, Regulatory and Litigation Risks

Legal and Regulatory Risk means the risk arising from our (a) failure to comply with statutory or regulatory obligations; or (b) failure to comply with its bye-laws; or (c) failure to comply with any contractual agreement.

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

Except as provided below, shareholders have one vote for each common share held by them and are entitled to vote at all meetings of shareholders. However, for so long as the shares of a shareholder are treated as “controlled shares” (as determined under section 958 of the Internal Revenue Code) of any U.S. Person (that owns shares directly or indirectly through non-U.S. entities) and such controlled shares constitute 9.5% or more of the votes conferred by our issued shares, the voting rights with respect to the controlled shares of such U.S. Person, which we refer to as a 9.5% U.S. Shareholder, will be limited, in the aggregate, to a voting power of less than 9.5% under a formula specified in Argo Group’s bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, the Argo Group Board may limit a shareholder’s voting rights where it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder and (ii) avoid certain material adverse tax, legal or regulatory consequences to Argo Group, any subsidiary of Argo Group or any direct or indirect shareholder or its affiliates. “Controlled shares” include, among other things, all shares of Argo Group that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code).

Under these provisions, certain shareholders may have their voting rights limited, while other shareholders may have voting rights in excess of one vote per share. Moreover, these provisions could have the effect of reducing the votes of certain shareholders who would not otherwise be subject to the 9.5% limitation by virtue of their direct share ownership.

Regulation of Subsidiaries

General. Our insurance and reinsurance subsidiaries and insurance-related services subsidiaries may not be able to obtain or maintain necessary licenses, permits, or authorizations, or may be able to do so only at significant cost. In addition, we may not be able to comply with, or obtain appropriate exemptions from the wide variety of laws and regulations applicable to insurance or reinsurance companies or insurance-related services companies or holding companies. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on our ability to do business or certain activities that are regulated in one or more of the jurisdictions and could subject us to fines and other sanctions, which could have a material adverse effect on our business.

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

From time to time, various laws and regulations are proposed for application to the U.S. insurance industry, some of which could adversely affect the results of reinsurers and insurers. Among the proposals that have been considered are those that would establish a federal system of regulation in addition to or in lieu of a state-based system of regulation, the repeal of the McCarran-Ferguson Act, and/or measures under the Dodd-Frank Act that have established the Federal Insurance Office. Additionally, the National Association of Insurance Commissioners (“NAIC”) has undertaken the Solvency Modernization Initiative (“SMI”), the primary focus of which is the review of insurer solvency regulations throughout the U.S. and the development of long-term solvency modernization objectives. Included within NAIC’s scope of review for SMI purposes, is the U.S. insurer solvency framework, group solvency issues, capital requirements, international accounting and regulatory standards, reinsurance and corporate governance. We are unable to predict, the potential effect, if any, such legislative or regulatory developments may have on our future operations or financial condition.

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

U.K. Financial Services Authority (“FSA”), Prudential Regulation Authority (PRA) and Financial Conduct Authority (FCA) Regulations Through March 31, 2013, Argo International was regulated by the FSA and supervised by Lloyd’s. The Financial Services Authority was abolished during 2013 and replaced by a regulatory architecture consisting of the Financial Policy Committee (“FPC”), the Prudential Regulation Authority (“PRA”) and the Financial Conduct Authority (“FCA”). As of April 1, 2013, regulatory supervision over Argo International was transferred to the PRA and the FCA. Argo International’s operations also continued to be supervised by Lloyd’s after this date as before. The PRA, FCA and Lloyd’s have common objectives in ensuring that the Lloyd’s market is appropriately regulated. To minimize duplication, there are arrangements with Lloyd’s for co-operation on supervision and enforcement. Both the PRA and the FCA have substantial powers of intervention in relation to the Lloyd’s Managing Agents (such as Argo Managing Agency Limited) that they regulate, including the power to remove their authorization to manage Lloyd’s Syndicates. In addition, each year the PRA requires Lloyd’s to satisfy an annual solvency test that measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and run-off. If Lloyd’s fails this test, the PRA may require Lloyd’s to cease trading and/or its members to cease or reduce underwriting. Future regulatory changes or rulings by the PRA and/or the FCA, as well as an increased compliance burden during the transition from FSA supervision to PRA and FCA supervision, could interfere with Argo International’s business strategy or financial assumptions, possibly resulting in an adverse effect on Argo International’s financial condition and operating results.

Lloyd’s Regulations and Requirements Argo International’s operations are supervised by Lloyd’s. The Lloyd’s Franchise Board requires annual approval of Argo International’s business plan, including maximum underwriting capacity, and may require changes to any business plan presented to it or additional capital to be provided to support underwriting. Lloyd’s also imposes various charges and assessments on its member companies. If Lloyd’s were to require material changes in Argo International’s business plans, or if charges and assessments payable by Argo International to Lloyd’s were to increase significantly, these events could have an adverse effect on the operations and financial results of Argo International. In addition, no assurances can be given as to how much business Lloyd’s will permit Argo International to underwrite in 2014 and subsequent years nor as to the viability and cost of the capital structure we may use as a substitute for the external capital and reinsurance used by Argo International in 2013 and prior underwriting years.

The financial security of the Lloyd’s market is regularly assessed by three independent rating agencies (A.M. Best, S&P and Fitch Ratings). A satisfactory credit rating issued by an accredited rating agency is necessary for Lloyd’s Syndicates to be able to trade in certain classes of business at current levels. Argo International would be adversely affected if Lloyd’s current ratings were downgraded.

Other Applicable Laws Lloyd’s worldwide insurance and reinsurance business is subject to various regulations, laws, treaties and other applicable policies of the European Union, as well as each nation, state and locality in which it operates. Material changes in governmental requirements and laws could have an adverse effect on Lloyd’s and its member companies, including Argo International.

Malta Financial Services Authority (“MFSA”). ArgoGlobal SE is authorized by the MFSA to carry on the business of insurance under the Business Act (Cap. 403). The MFSA requires ArgoGlobal SE to prepare the Parent Undertaking Solvency Computation in terms of the Insurance Business (Insurers’ Asset and Liabilities) Regulations 2007. In addition, ArgoGlobal SE is subject to regulation by the European Union. Changes in the applicable laws, regulations and supplementing rules could result in restrictions on ArgoGlobal SE’s ability to pursue its mandate.

Brazil’s Superintendencia de Seguros Privados, Superintendence of Private Insurance, (“SUSEP”). Argo Seguros Brasil S.A. is authorized by SUSEP to carry on business of insurance under the applicable laws, rules and resolutions. Brazil’s insurance regulatory regime contains provisions which restrict the amount of reinsurance a domestic insurer may place with reinsurers outside of Brazil and places limits on the amount of reinsurance that may be placed with affiliates. Such restrictions constrain the size and category of risks that Argo Seguros can entertain and require that Argo Seguros be capitalized at a level that is comparatively higher than in other jurisdictions in which Argo Group has subsidiaries. Failure to manage the impact of such restrictions within its business plan, as well as changes in the applicable laws, rules and supplementing resolutions, could result in restrictions on Argo Seguros’s ability to pursue its mandate.

Dubai Financial Services Authority (“DFSA”). Argo Re (DIFC) Ltd. is licensed to operate as an Authorized Firm (Category 4) to carry on financial services in the area of ‘insurance management’ and ‘insurance intermediation’. Changes in the applicable laws and regulations could result in restrictions on Argo Re (DIFC), Ltd’s ability to pursue its business plan.

Special Selected Risk Factors

An impairment in the carrying value of goodwill and intangible assets could negatively impact our consolidated results of operations and shareholders’ equity.

Goodwill and intangible assets are originally recorded at fair value. Goodwill is not amortized while certain intangible assets are amortized over estimated useful lives or have indefinite useful lives. Goodwill and intangible assets are reviewed for impairment at least annually or more frequently if indicators are present. Management, in evaluating the recoverability of such assets, relies on estimates and assumptions related to margin, growth rates, discount rates and other data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill and intangible asset impairment charges can result from declines in operating results, divestitures or sustained market capitalization declines and other factors. Impairment charges could materially affect our financial results in the period in which they are recognized. As of December 31, 2013, goodwill and intangible assets represented approximately 16% of shareholders’ equity. We continue to monitor relevant internal and external factors and their potential impact on the fair value of our reporting segments, and if required, we will update our impairment analysis.

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

Insurance laws and other applicable regulations regarding change of control. Because a person who acquires control of Argo Group would thereby acquire indirect control of the same percentage of the stock in its insurance company subsidiaries, change of control provisions in the laws and other rules applicable to our insurance subsidiaries in various jurisdictions would apply to such a transaction. Such change of control provisions generally apply to transactions involving the acquisition of direct or indirect control over 10% or more of the outstanding shares of Argo Group. No assurance can be given that an applicable regulatory body would approve of any future change of control. These changes of control provisions may discourage potential acquisition proposals and may delay, deter, or prevent a change of control of Argo Group, including transactions that some or all of our shareholders might consider to be desirable.

Restrictions on Third Party Takeovers. The provisions described above may have the effect of making more difficult or discouraging unsolicited takeover bids from third parties. To the extent that these effects occur, shareholders could be deprived of opportunities to realize takeover premiums for their shares and the market price of their shares could be depressed. In addition, these provisions could also result in the entrenchment of incumbent management and Board members.

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

Under U.S. federal income tax law, dividends paid by a U.S. corporation to a non-U.S. shareholder are generally subject to a 30% withholding tax, unless reduced by treaty. The income tax treaty between the Republic of Ireland and the United States (“the Irish Treaty”) reduces the rate of withholding tax on certain dividends to 5%. Were the IRS to contend successfully that Argo Financial Holdings, Ltd (“Argo Ireland”) is not eligible for benefits under the Irish Treaty, any dividends paid by Argo Group’s U.S. subsidiaries to Argo Ireland would be subject to the 30% withholding tax. Such a result could have a material adverse effect on our financial condition and operating results.

Tax Risks Associated with Our Shareholders

If you are a U.S. non-corporate shareholder, dividends you receive from Argo Group will not be eligible for reduced rates of tax upon enactment of certain legislative proposals.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease office space in Bermuda, where our principal executive offices are located. Argo Group US leases office space in San Antonio, Texas, for its United States headquarters, Commercial Specialty segment and for certain support functions. We also lease space in the following locations:

•	New York City, New York (Argo Group US and Colony Specialty)

•	Jersey City, New Jersey (Argo Group US)

•	Brussels, Belgium (Argo Solutions)

•	Chicago, Illinois (Argo Group US and Commercial Specialty)

•	Richmond, Virginia (Colony Specialty)

•	Portland, Oregon (Grocers Insurance and Argo Insurance)

•	San Francisco, California (Argonaut Insurance Company)

•	Houston, Texas (Argo Surety)

•	Boston and Greenfield, Massachusetts (Trident Insurance Service and Alteris)

•	London, England (Argo International)

•	Denver, Colorado (Colony Specialty)

•	Scottsdale, Arizona (Colony Specialty)

•	Seattle, Washington (Argo Group US and Alteris)

•	Sao Paulo, Brazil (Argo Brasil Participações Ltda.)

•	Dubai, UAE (Argo Re (DIFC) Ltd.)

•	Paris, France (Argo Assurances)

•	Malta (ArgoGlobal SE)

•	Singapore (ArgoGlobal Asia)

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

Item 3. Legal Proceedings

Our subsidiaries are parties to legal actions incidental to their business. Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “AGII.” The following table sets forth the range of high and low sales prices for our common stock for fiscal years 2013 and 2012:

	2013		2012 (1)
	High	Low	High	Low
First Quarter	$37.83	$28.64	$27.84	$24.48
Second Quarter	43.87	35.18	27.56	24.93
Third Quarter	46.61	39.77	29.81	25.99
Fourth Quarter	48.82	34.57	31.55	28.43

(1)

On May 7, 2013, our Board of Directors declared a 10% stock dividend which was paid on June 17, 2013 to shareholders of record on June 3, 2013. The sales prices have been adjusted to reflect the effect of the stock dividend.

On February 21, 2014, the closing price of our common stock was $44.54.

Holders of Common Stock

The number of holders of record of our common stock as of February 21, 2014 was 1,695.

Dividends

Our dividend policy is determined by the Board of Directors and depends, among other factors, upon our earnings, operations, financial condition, capital requirements and general business outlook at the time the policy is considered.

On February 15, 2013, our Board of Directors declared a quarterly cash dividend in the amount of $0.15 on each share of common stock outstanding or $0.14 on each share outstanding adjusted for the 10% stock dividend discussed below. On March 15, 2013, we paid $3.7 million to our shareholders of record on March 1, 2013.

On May 7, 2013, our Board of Directors declared a 10% stock dividend, payable on June 17, 2013, to shareholders of record at the close of business on June 3, 2013. As a result of the stock dividend, 2,447,839 additional shares were issued. Cash was paid in lieu of fractional shares of our common shares. All references to share and per share amounts in this document and related disclosures have been adjusted to reflect the stock dividend for all periods presented.

On May 7, 2013, August 6, 2013 and November 4, 2013, our Board of Directors declared a quarterly cash dividend in the amount of $0.15 on each share of common stock outstanding, on a post stock dividend basis. On March 15, 2013, June 20, 2013, September 16, 2013 and December 16, 2013, we paid $3.7 million, $4.1 million, $4.0 million and $4.0 million to our shareholders of record on March 1, 2013, June 3, 2013, September 2, 2013 and December 2, 2013, respectively.

On February 15, 2012, May 8, 2012, August 7, 2012 and November 6, 2012, our Board of Directors declared a quarterly cash dividend in the amount of $0.11 on each share of common stock outstanding. On March 15, 2012, June 15, 2012, September 18, 2012 and December 17, 2012, we paid $3.2 million, $3.1 million, $3.0 million and $3.0 million to our shareholders of record on March 1, 2012, June 1, 2012, September 4, 2012 and December 3, 2012, respectively.

On February 18, 2011, May 3, 2011, August 5, 2011 and November 8, 2011, our Board of Directors declared a quarterly cash dividend in the amount of $0.11 on each share of common stock outstanding. On March 15, 2011, June 15, 2011, September 15, 2011 and December 15, 2011, we paid $3.3 million, $3.3 million, $3.3 million and $3.2 million to our shareholders of record on March 1, 2011, June 1, 2011, September 1, 2011 and December 1, 2011, respectively.

The declaration and payment of future dividends to our shareholders will be at the discretion of our Board of Directors and will depend upon the factors noted above.

On February 18, 2014, our Board of Directors declared a quarterly cash dividend in the amount of $0.15 on each share of common stock outstanding. The dividend will be paid on March 17, 2014 to our shareholders of record on March 3, 2014.

Sale of Unregistered Securities

During the year ended December 31, 2013, we did not sell or issue any unregistered securities.

Use of Proceeds from Sale of Registered Securities

During the year ended December 31, 2013, we did not sell or issue any registered securities.

Issuer Purchases of Equity Securities

On November 13, 2007, our Board of Directors authorized the repurchase of up to $150.0 million of Argo Group’s common shares. On February 18, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2011 Repurchase Authorization”). The 2011 Repurchase Authorization superseded the November 13, 2007 repurchase program such that no further amounts could be repurchased under the repurchase program approved in 2007. On November 5, 2013, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2013 Repurchase Authorization”). The 2013 Repurchase Authorization supersedes the 2011 Repurchase Authorization such that no further amounts could be repurchased under the 2011 Repurchase Authorization.

From January 1, 2013 through December 31, 2013, we have repurchased 1,098,732 shares of our common stock for a total cost of $45.1 million. Since the inception of the repurchase authorizations through December 31, 2013, we have repurchased 7,558,345 shares of our common stock at an average price of $33.15 for a total cost of $250.6 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of December 31, 2013, availability under the 2013 Repurchase Authorization for future repurchases of our common shares was $143.6 million.

The following table provides information with respect to shares of our common stock that were repurchased or surrendered during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
October 1 through October 31, 2013	0	$0.0	0	$32,241,547
November 1 through November 30, 2013	149,936	$42.6	149,744	$143,617,883
December 1 through December 31, 2013	150	$48.0	0	$143,617,883

Total	150,086	$42.6	149,744

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under the various employee equity compensation plans. For the three months ended December 31, 2013, we received 342 shares of our common stock, with an average price paid per share of $44.55, that were surrendered by employees in payment for the minimum required withholding taxes. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

For the year ended December 31, 2013, we received 44,609 shares of our common stock, with an average price paid per share of $42.50, that were surrendered by employees in payment for the minimum required withholding taxes due to the vesting/exercise of equity compensation awards. Additionally, for year ended December 31, 2013, we received 146,382 shares of our common stock that were surrendered by employees to net settle option exercises.

Performance Graph

The following performance graph compares the performance of Argo Group’s common stock during the five-year period from December 31, 2008 through December 31, 2013 with the performance of the NASDAQ Composite Index and the SNL Property & Casualty Insurance Index. The graph plots the changes in value of an initial $100 investment over the indicated time periods, assuming all dividends are reinvested. The stock price performance shown on the following graph is not intended to predict or be indicative of future price performance.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Argo Group International Holdings, Ltd.	100.00	85.91	112.11	88.08	103.81	160.35
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Insurance P&C	100.00	108.11	128.91	130.33	153.85	203.82

Item 6. Selected Financial Data

The following selected financial data is derived from our consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 and the consolidated financial statements and notes thereto, included in Item 8, “Financial Statements and Supplementary Data.”

	For the Years Ended December 31,
(in millions, except per share amounts)	2013	2012	2011	2010	2009
Statement of Operations Data
Gross written premiums	$1,888.4	$1,745.7	$1,544.8	$1,527.1	$1,988.9
Earned premiums	1,303.8	1,186.5	1,082.0	1,211.6	1,414.9
Net investment income	100.0	118.8	125.8	133.6	145.5
Total revenue	1,470.2	1,336.3	1,258.4	1,384.5	1,544.8
Net income (loss)	143.2	52.3	(81.9)	86.7	115.2
Net income (loss) per diluted common share (a)	5.14	1.83	(2.74)	2.64	3.40
Cash dividends declared per common share (a)	0.59	0.44	0.44	0.44	0.0
Balance Sheet Data
Invested assets	$4,079.2	$4,200.7	$4,145.7	$4,215.4	$4,334.3
Total assets	6,591.0	6,688.9	6,378.3	6,463.9	6,876.2
Other indebtedness	66.3	63.8	65.5	65.0	69.2
Junior subordinated debentures	193.3	193.3	311.5	311.5	311.4
Senior unsecured fixed rate notes	143.8	143.8	0.0	0.0	0.0
Shareholders’ equity	1,563.0	1,514.1	1,463.0	1,609.6	1,594.3
Other Select data
Cash (used) provided by operating activities	$(0.2)	$30.5	$(17.7)	$(3.1)	$301.8
Book value per share (a)	58.96	55.22	50.54	52.55	47.00
Combined ratio (b)	97.5%	104.6%	119.8%	102.7%	97.1%

(a)	Per share amounts adjusted for the effects of the 10% stock dividend declared in May 2013.
(b)	In determining the combined ratio, “Earned premiums” is reduced by the “Other reinsurance-related expense” as management views this expense as ceded premium.

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

Consolidated Results of Operations

For the year ended December 31, 2013, we reported net income of $143.2 million, or $5.14 per fully diluted share. For the year ended December 31, 2012, we reported net income of $52.3 million, or $1.83 per fully diluted share. For the year ended December 31, 2011, we reported net loss of $81.9 million, or ($2.74) per fully diluted share.

The following is a comparison of selected data from our operations:

	Years Ended December 31,
(in millions)	2013	2012	2011
Gross written premiums	$1,888.4	$1,745.7	$1,544.8

Earned premiums	$1,303.8	$1,186.5	$1,082.0
Net investment income	100.0	118.8	125.8
Fee (expense) income, net	(4.9)	5.3	1.4
Net realized investment and other gains	71.3	25.7	49.2

Total revenue	$1,470.2	$1,336.3	$1,258.4

Income (loss) before income taxes	$179.7	$66.7	$(61.9)
Provision for income taxes	36.5	14.4	20.0

Net income (loss)	$143.2	$52.3	$(81.9)

Loss ratio	57.8%	64.5%	80.2%
Expense ratio	39.7%	40.1%	39.6%

Combined ratio	97.5%	104.6%	119.8%

The increase in gross written and earned premiums for the year ended December 31, 2013 as compared to the same periods ended 2012 and 2011 was primarily attributable to growth in our United States and Syndicate 1200 segments, coupled with the start up of our Brazil operations. Earned premiums for our United States segments increased to $759.9 million (on gross written premiums of 1,016.8 million) for the year ended December 31, 2013 compared to $718.4 million (on gross written premiums of $957.3 million) and $721.2 million (on gross written premiums of $913.3 million) for the same periods in 2012 and 2011, respectively. The increase in earned premiums was primarily attributable to growth in our Excess and Surplus Lines segment. Partially offsetting these increases were declines in our Commercial Specialty segment due to planned reduction in our retail and public entity units. Earned premiums for our Syndicate 1200 segment increased to $401.7 million (on gross written premiums of $583.9 million) from $320.8 million (on gross written premiums of $533.4 million) and $259.3 million (on gross written premiums of $438.5 million) for the same periods ended 2012 and 2011, respectively. Growth was attributable to increases in our property and liability units, coupled with the introduction of the specialty and aerospace units in 2011, in addition to an increased participation on the Syndicate by the group during that period. Earned premiums for our Bermuda operations were $103.5 million (on gross written premiums of $222.1 million), $120.7 million (on gross written premiums of $208.2 million) and $101.5 million (on gross written premiums of $193.0 million) for the years ended December 31, 2013, 2012 and 2011, respectively. Declines in the property reinsurance market were offset by increased premium writings in our professional lines and excess casualty units. Our operations in Brazil, which began writing business in 2012, contributed $38.7 million of earned premiums (on gross written premiums of $65.6 million) for the year ended December 31, 2013 compared to $26.6 million (on gross written premiums of $46.8 million) for the same period ended 2012.

Consolidated net investment income decreased for the year ended December 31, 2013 as compared to the same periods ended 2012 and 2011 due primarily to the continued reinvestment at market yields below the portfolio’s book yield, a shift in strategy towards slightly shorter duration investments and a movement of a portion of the portfolio out of traditional fixed income investments. Total invested assets at December 31, 2013 were $3,991.9 million, net of $87.3 million of invested assets attributable to Argo International’s trade capital providers. Total invested assets at December 31, 2012 were $4,056.8 million, net of $143.9 million of invested assets attributable to such trade capital providers. Total invested assets at December 31, 2011 were $3,985.0 million, net of $162.5 million of invested assets attributable to such trade capital providers. The decline in total invested assets was primarily attributable to the transfer of assets as a result of our entering into a whole account quota share contract within our Syndicate 1200 segment.

Consolidated gross realized gains were $131.6 million for the year ended December 31, 2013, as compared to $54.4 million and $74.2 million in 2012 and 2011, respectively. The increase in the gross realized gains for the year ended December 31, 2013 was primarily attributable to $59.1 million in realized gains, from a target reduction in certain equity holdings. Consolidated gross realized losses were $60.3 million, $28.7 million and $25.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Included in gross realized losses for the year ended December 31, 2013 were $19.6 million and $30.8 million of losses on our fixed maturity and other invested assets portfolios, respectively, as we reduced our non-investment grade holdings. Included in consolidated gross realized losses for the years ended December 31, 2013, 2012 and 2011 were write downs of approximately $7.8 million, $3.7 million and $1.2 million, respectively, from the recognition of other-than-temporary impairments on certain investment securities.

We have purchased foreign currency 90 day forward contracts to manage currency exposure on losses related to selected catastrophe events. The term of these contracts gives us flexibility to adjust the notional amount of the contracts based on payments made and changes in estimates of future losses. We do not apply hedge accounting to these contracts, and as a result, all gains (losses) are recognized in net realized investment and other gains. For the year ended December 31, 2013, we recognized $2.6 million in realized losses from the currency forward contracts. Foreign currency exchange losses related to the loss reserves recorded for these events were negligible for the year ended December 31, 2013. For the years ended December 31, 2012 and 2011, we recognized $0.5 million and $4.6 million, respectively, in realized gains from the currency forward contracts, which were offset by $0.6 million and $4.3 million, respectively, in foreign currency exchange losses related to the loss reserves recorded for these events. The foreign currency exchange losses related to these loss reserves and the realized gains (losses) from the currency forward contracts are reported under the Corporate and Other segment.

Consolidated losses and loss adjustment expenses were $742.0 million for the year ended December 31, 2013, compared to $747.6 million and $863.1 million for the same periods in 2012 and 2011, respectively. Included in losses and loss adjustment expense was $24.6 million in catastrophe losses primarily attributable to storm activity in the United States and Germany and to flooding in Europe and Canada. Included in losses and loss adjustment expense for the year ended December 31, 2013 were current accident year large losses of $16.8 million in our Excess and Surplus Lines, Commercial Specialty and International Specialty segments. Offsetting these 2013 accident year losses was $33.6 million in net favorable loss reserve development on prior accident years, primarily within our general liability lines of business.

Included in losses and loss adjustment expenses for the year ended December 31, 2012 was $75.2 million in catastrophe losses from storm activity in the United States, including Hurricane Sandy and Hurricane Isaac. Partially offsetting these catastrophe losses was $32.9 million in net favorable loss reserve development on prior accident years. The net favorable development was primarily attributable to our general liability, workers compensation and Syndicate 1200 property lines, partially offset by unfavorable development in our commercial multi-peril lines.

Included in losses and loss adjustment expenses for the year ended December 31, 2011 was $208.6 million in catastrophe losses resulting from the Japan and New Zealand earthquakes, storm activity in the United States and flooding in Australia and Thailand. Additionally, we recognized $9.3 million in losses under aggregate reinsurance covers. Partially offsetting these 2011 accident year losses was $3.4 million in net favorable loss reserve development on prior accident years. The net favorable development was primarily attributable to our general liability and workers compensation lines, partially offset by unfavorable development in our Syndicate 1200 property and liability lines, as well as our commercial multi-peril lines.

The following table summarizes the above referenced loss reserve development as respects to prior year loss reserves by line of business for the year ended December 31, 2013:

(in millions)	2012 Net Reserves	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2012 Net Reserves
General liability	$919.9	$(33.4)	-3.6%
Workers compensation	365.3	(6.5)	-1.8%
Commercial multi-peril	195.2	2.7	1.4%
Commercial auto liability	165.1	12.8	7.8%
Reinsurance—nonproportional assumed property	122.9	3.7	3.0%
Special property	21.6	(2.6)	-12.0%
Syndicate 1200 property	140.1	(4.3)	-3.1%
Syndicate 1200 liability	122.5	(0.3)	-0.2%
All other lines	58.3	(5.7)	-9.8%

Total	$2,110.9	$(33.6)	-1.6%

In determining appropriate reserve levels for the year ended December 31, 2013, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for loss and loss adjustment expenses and record our best estimate. Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data. While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent years, this does not imply that more recent accident years’ reserves also will develop favorably; pricing, reinsurance costs, legal environment, general economic conditions including changes in inflation and many other factors impact management’s ultimate loss estimates.

When determining reserve levels, we recognize that there are several factors that present challenges and uncertainties to the estimation of net loss reserves. Examples of these uncertainties include changes to the reinsurance structure and potential increases in inflation. Our net retained losses vary by product and they have generally increased over time. To properly recognize these uncertainties, actuarial reviews have given significant consideration to the paid and incurred Bornhuetter-Ferguson (“BF”) methodologies. Compared with other actuarial methodologies, the paid and incurred BF methods assign smaller weight to actual reported loss experience, with the greatest weight assigned to an expected or planned loss ratio. The expected or planned loss ratio has typically been determined using various assumptions pertaining to prospective loss frequency and loss severity. In setting reserves at December 31, 2013, we continued to consider the paid and incurred BF methods for recent years.

Our loss reserve estimates gradually blend in the results from development and frequency/severity methodologies over time. For general liability estimates, our own loss experience is not deemed fully credible for several years after the end of an accident year. We rely primarily on the BF methods during that period. For property business, our loss reserve estimates also blend in the results from development and frequency/severity methodologies over time. For property lines, in contrast to general liability estimates, we give greater weight to development methods starting at the end of the accident year where loss reporting and claims closing patterns settle more quickly.

For the Run-off Lines segment, in determining appropriate reserve levels, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No changes in key assumptions were made to estimate the reserves since the last reporting date.

Consolidated gross reserves for loss and loss adjustment expense were $3,230.3 million (including $128.6 million of reserves attributable to Argo International’s trade capital providers), $3,223.5 million (including $161.6 million of reserves attributable to the trade capital providers) and $3,291.1 million (including $196.6 million of reserves attributable to the trade capital providers) as of December 31, 2013, 2012 and 2011, respectively. Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

In 2011, we entered into two reinsurance transactions with a special purpose reinsurance company which provided coverage through the issuance of two catastrophe bond transactions. The reinsurance transactions provide coverage for selected events. The initial catastrophe bond cover expired on December 31, 2012. The second catastrophe bond cover expired on December 31, 2013. In accordance with generally accepted accounting principles in the United States (“GAAP”), we are accounting for these covers as derivatives, and as such, present the financial statement impact in a separate line item – “Other reinsurance-related expenses”—in our Consolidated Statements of Income (Loss). Other reinsurance-related expenses totaled $19.2 million, $27.3 million and $5.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. As management views these coverages as reinsurance protection, we treat the financial statement effects of these covers as ceded premium for the purposes of calculating our loss, expense and combined ratios.

Consolidated underwriting, acquisition and insurance expenses were $510.8 million, $464.5 million and $425.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decrease in the consolidated expense ratio for 2013 as compared to 2012 was primarily attributable to reduced fixed costs as a percentage of earned premiums, partially offset by increased equity compensation expense due to the impact of the increase in our stock price on cash-settled equity awards. The increase in the consolidated expense ratio for 2012 as compared to 2011 reflects approximately $13.1 million of increased expense related to our investments in start-up operations abroad.

Consolidated interest expense was $20.2 million, $23.7 million and $22.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decline in consolidated interest expense for the year ended December 31, 2013 as compared to 2012 was due to the redemption in November 2012 of the $118.6 million Capital Trust Securities with proceeds from the senior fixed rate notes, which bear a lower interest rate. The increase in interest expense for the year ended December 31, 2012 as compared to the same period in 2011 was primarily attributable to interest being accrued for both the Senior Notes (issued in September 2012) and $118.6 million of Capital Trust Securities prior to their redemption in November 2012.

Consolidated foreign currency exchange gains were $1.7 million for the year ended December 31, 2013 compared to foreign currency exchange losses of $4.3 million and $3.5 million for the years ended December 31, 2012 and 2011, respectively. The changes in the foreign currency exchange gains were due to fluctuations of the U.S Dollar, on a weighted average basis, against the currencies in which we transact our business.

The consolidated provisions for income taxes were $36.5 million, $14.4 million and $20.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. The consolidated income tax provision represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which they operate. Therefore, the consolidated provision for income taxes represents taxes on net income for our United States, Ireland, Belgium, Brazil, Switzerland and the United Kingdom operations. The consolidated tax provision for the year ended December 31, 2013 was primarily attributable to our United States operations and was primarily the result of the realized investment gains. The consolidated tax provision for the year ended December 31, 2012 primarily represents taxes on net income from our operations in the United States and United Kingdom. For the year ended December 31, 2011, the tax provision generated by our operations based in the United States was partially offset by tax benefits for our operations based in the United Kingdom.

Segment Results

We are primarily engaged in writing property and casualty insurance and reinsurance. We have four ongoing reporting segments: Excess and Surplus Lines, Commercial Specialty, International Specialty and Syndicate 1200. Additionally, we have a Run-off Lines segment for products that we no longer underwrite.

We consider many factors, including the nature of each segment’s insurance and reinsurance products, production sources, distribution strategies and regulatory environment, in determining how to aggregate reporting segments.

In evaluating the operating performance of our segments, we focus on core underwriting and investing results before consideration of realized gains or losses from the sales of investments. Intersegment transactions are allocated to the segment that initiated the transaction. Realized investment gains and losses are reported as a component of the Corporate and Other segment, as decisions regarding the acquisition and disposal of securities reside with the corporate investment function and are not under the control of the individual business segments. Although this measure of profit (loss) does not replace net income (loss) computed in accordance with GAAP as a measure of profitability, management uses this measure of profit (loss) to focus our reporting segments on generating operating income.

Since we generally manage and monitor the investment portfolio on an aggregate basis, the overall performance of the investment portfolio, and related net investment income, is discussed above on a combined basis under consolidated net investment income rather than within or by segment.

Excess and Surplus Lines.

The following table summarizes the results of operations for the Excess and Surplus Lines segment:

	Years Ended December 31,
(in millions)	2013	2012	2011
Gross written premiums	$594.2	$513.5	$478.9

Earned premiums	$460.2	$399.3	$405.3
Losses and loss adjustment expenses	244.0	223.3	247.1
Other reinsurance-related expenses	4.9	0.0	0.0
Underwriting, acquisition and insurance expenses	157.2	143.9	139.8

Underwriting income	54.1	32.1	18.4
Net investment income	42.2	51.1	56.0
Interest expense	(6.9)	(9.1)	(8.5)

Income before income taxes	$89.4	$74.1	$65.9

Loss ratio	53.6%	55.9%	61.0%
Expense ratio	34.5%	36.0%	34.5%

Combined ratio	88.1%	91.9%	95.5%

Loss reserves at December 31	$1,171.8	$1,209.0	$1,271.8

The increase in gross written and earned premiums for the year ended December 31, 2013 as compared to the same periods in 2012 and 2011 was primarily attributable to increased underwriting activity and rate increases in virtually all lines. Gross written premiums for our casualty unit increased to $199.2 million for the year ended December 31, 2013 from $158.9 million for 2012 and $149.1 million for 2011. Gross written premiums for our contract unit increased to $138.0 million for the year ended December 31, 2013 from $121.7 million for 2012 and $116.7 million for 2011. Gross written premiums for our property unit increased to $67.8 million for the year ended December 31, 2013 from $48.6 million for 2012 and $35.7 million for 2011. Partially offsetting these increases were reduced writings in the transportation unit, as we continued to exit unprofitable accounts.

Included in losses and loss adjustment expense for the year ended December 31, 2013 was $4.1 million in catastrophe losses from storm activity in the United States. Included in losses and loss adjustment expense for the year ended December 31, 2013 was $5.0 million related to current accident year large property losses. Offsetting these catastrophe losses was $43.9 million of net favorable loss reserve development on prior accident years primarily due to $55.8 million of favorable development in the general and products liability lines of business. Partially offsetting this net favorable development was $11.9 million of unfavorable development in commercial automobile lines.

Included in losses and loss adjustment expenses for the year ended December 31, 2012 was $12.6 million in catastrophe losses from storm activity in the United States, including $8.2 million from Hurricane Isaac and $2.6 million from Superstorm Sandy. Offsetting these catastrophe losses was $48.0 million of net favorable loss reserve development on prior accident years primarily attributable to $39.2 million of favorable development in the general and products liability lines of business.

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

The decline in the expense ratio for the year ended December 31, 2013 as compared to the same period in 2012 was primarily attributable to the increase in earned premiums, without a corresponding increase in fixed costs. The increase in the expense ratio for the year ended December 31, 2012 as compared to the same period in 2011 was primarily attributable to declining earned premiums.

Commercial Specialty

The following table summarizes the results of operations for the Commercial Specialty segment:

	Years Ended December 31,
(in millions)	2013	2012	2011
Gross written premiums	$419.1	$437.0	$428.8

Earned premiums	$299.0	$317.5	$316.7
Losses and loss adjustment expenses	194.0	257.0	236.4
Other reinsurance-related expenses	0.9	0.0	0.0
Underwriting, acquisition and insurance expenses	97.4	108.3	106.7

Underwriting income (loss)	6.7	(47.8)	(26.4)
Net investment income	22.8	27.6	27.7
Interest expense	(3.8)	(5.9)	(5.0)
Fee (expense) income, net	(4.3)	1.3	0.1

Income (loss) before income taxes	$21.4	$(24.8)	$(3.6)

Loss ratio	65.1%	81.0%	74.6%
Expense ratio	32.7%	34.1%	33.7%

Combined ratio	97.8%	115.1%	108.3%

Loss reserves at December 31	$653.4	$660.0	$622.8

The decline in gross written and earned premiums for the year ended December 31, 2013 as compared to the same periods ended 2012 and 2011 was primarily due to reduced writings in our retail business and public entity units due to planned reductions as we exited unprofitable accounts and implemented underwriting initiatives, partially offset by increasing rates. Gross written premiums for our retail business declined to $75.6 million for the year ended December 31, 2013 compared to $98.7 million for the same period ended 2012. Gross written premiums for our public entity unit declined to $99.9 million for the year ended December 31, 2013 compared to $124.4 million for the same period in 2012. Partially offsetting these declines was increased gross written premiums in our surety business and commercial programs units, as these business units continue to expand.

Included in losses and loss adjustment expense for the year ended December 31, 2013 was $4.0 million in catastrophe losses for storm activity in the United States. Included in losses and loss adjustment expense for the year ended December 31, 2013 was $7.4 million related to current accident year large losses in our retail, commercial programs and public entity businesses. Additionally, included in losses and loss adjustment expenses was $1.1 million in net unfavorable loss reserve development on prior accident years, primarily attributable to $16.2 million of unfavorable development in general liability due to increases in claim severity and $2.0 million of unfavorable development in automobile liability, offset by favorable development of $9.5 million in workers compensation and $6.8 million of favorable development in short-tail lines.

Included in losses and loss adjustment expenses for the year ended December 31, 2012 was $16.7 million in catastrophe losses from storm activity in the United States, including $8.8 million from Superstorm Sandy. In addition, Commercial Specialty experienced several large non-cat property losses during the year. The Commercial Specialty segment had net unfavorable loss reserve development on prior accident years of $22.2 million primarily attributable to $31.5 million of unfavorable development in general liability due to increases in claim severity and $5.5 million of unfavorable development in the automobile liability lines of business. Partially offsetting this unfavorable development was $10.1 million of favorable development in workers compensation.

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

The decline in the expense ratio for the year ended December 31, 2013 as compared to 2012 and 2011 was primarily attributable to a shift of select functions from risk bearing activities to non risk-bearing activities, as we began to develop our fee-based business. The increase in the expense ratio for the years ended December 31, 2012 as compared to the same period in 2011 was primarily attributable to the reductions in earned premiums outpacing the reductions in total underwriting expenses.

As noted above, in 2013 we began to focus on the development of our fee-based operations. As a result, the expenses associated with the fee-based operations have outpaced the income received for these activities, resulting in net fee expense for the year ended December 31, 2013.

International Specialty

The following table summarizes the results of operations for the International Specialty segment:

	Years Ended December 31,
(in millions)	2013	2012	2011
Gross written premiums	$290.6	$260.2	$198.2

Earned premiums	$142.4	$130.1	$101.3
Losses and loss adjustment expenses	79.9	73.5	149.1
Other reinsurance-related expenses	6.2	9.4	0.0
Underwriting, acquisition and insurance expenses	50.1	43.8	30.8

Underwriting income (loss)	6.2	3.4	(78.6)
Net investment income	8.4	12.3	10.9
Interest expense	(3.3)	(4.4)	(3.2)

Income (loss) before income taxes	$11.3	$11.3	$(70.9)

Loss ratio	58.7%	60.9%	147.1%
Expense ratio	36.7%	36.2%	30.4%

Combined ratio	95.4%	97.1%	177.5%

Loss reserves at December 31	$295.6	$257.3	$237.9

Gross written and earned premiums increased for the year ended December 31, 2013 in comparison to the same periods in 2012 and 2011 primarily as a result of continued growth in our Brazil operations and in our excess casualty and professional lines units, while gross written premiums for the property reinsurance lines remained consistent. Gross written premiums for the property reinsurance lines were $134.0 million, $132.6 million and $133.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Gross written premiums for the excess casualty and professional lines unit were $91.0 million, $80.8 million and $64.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Gross written premiums for our Brazil operations, which began writing premiums in 2012, were $65.6 million and $46.8 million for the years ended December 31, 2013 and 2012, respectively.

Losses and loss adjustment expenses for the year ended December 31, 2013 included $16.5 million in catastrophe losses primarily attributable to $6.6 million resulting from the Canadian floods, $4.6 million from the European floods and $4.8 million from the German hailstorm. Prior year loss reserve development was negligible.

Losses and loss adjustment expenses for the year ended December 31, 2012 included $24.7 million in catastrophe losses from storm activity in the United States, including $23.6 million from Superstorm Sandy. In addition, International Specialty experienced $6.0 million in losses related to crop exposures. Partially offsetting these current accident year losses was $7.2 million of net favorable loss reserve development on prior accident years primarily attributable to $7.4 million of favorable development in short-tail non-catastrophe losses.

Losses and loss adjustment expenses for the year ended December 31, 2011 included $118.1 million in catastrophe losses including $75.3 million resulting from the Japan and New Zealand earthquakes, $24.9 million from the Thailand and Australia floods and the Danish cloudburst and $17.9 million from storms in the United States including the Alabama and Joplin, Missouri tornados and Hurricane Irene and aggregate reinsurance covers losses of $9.3 million. Partially offsetting these 2011 accident year losses was $4.6 million of net favorable reserve development on prior accident year’s loss reserves, primarily from $7.0 million attributable to short-tail non-catastrophe losses offset by $2.5 million of unfavorable development in long-tail lines primarily due to the 2010 Deepwater Horizon incident.

The increase in the expense ratio for the year ended December 31, 2013 as compared to the same periods in 2012 and 2011 was primarily attributable to the expenses for our Brazil operations continuing to out-pace earned premiums.

Syndicate 1200

The following table summarizes the results of operations for the Syndicate 1200 segment:

	Years Ended December 31,
(in millions)	2013	2012	2011
Gross written premiums	$583.9	$533.4	$438.5

Earned premiums	$401.7	$337.9	$259.3
Losses and loss adjustment expenses	208.6	184.0	222.6
Other reinsurance-related expenses	6.7	7.5	0.0
Underwriting, acquisition and insurance expenses	156.2	133.9	119.0

Underwriting income (loss)	30.2	12.5	(82.3)
Net investment income	11.0	15.3	17.2
Interest expense	(3.3)	(3.7)	(3.2)
Fee (expense) income, net	(0.6)	4.0	1.3

Income (loss) before income taxes	$37.3	$28.1	$(67.0)

Loss ratio	52.8%	55.7%	85.8%
Expense ratio	39.6%	40.5%	45.9%

Combined ratio	92.4%	96.2%	131.7%

Loss reserves at December 31	$777.0	$738.9	$755.3

In 2013, we maintained our direct participation in Syndicate 1200 at 79%, consistent with our 2012 participation and up from the 69% participation in 2011. For the year ended December 31, 2013, the property division wrote $270.8 million in gross written premiums, compared to $253.6 million and $250.0 million for the same periods in 2012 and 2011, respectively. The increase in gross written premiums was primarily within the real estate owned and personal accident classes. The casualty division wrote $205.5 million, $172.5 million and $124.0 million of gross written premiums for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in the casualty division was primarily attributable to growth within the general liability class. The specialty division wrote $81.1 million, $83.6 million and $54.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decline in gross written premiums for 2013 as compared to 2012 was primarily attributable to reduced writings in the offshore energy classes as we reduced our exposure in the Gulf of Mexico and reduced writings in the yachts and hull classes due to reduced profitability. The aerospace division wrote $26.4 million, $23.3 million and $9.7 million in premiums for the years ended December 31, 2013, 2012 and 2011, respectively. We continue to grow the aerospace division, which began writing business in the first half of 2011.

The increase in earned premiums in 2013 as compared to 2012 and 2011 is primarily attributable to the increase in gross written premiums discussed above.

Losses and loss adjustment expenses are reported net of losses ceded to the trade capital providers. The Syndicate 1200 segment reported no catastrophe losses for the year ended December 31, 2013. Included in losses and loss adjustment expense for the year ended December 31, 2013 were current accident year large losses of $4.4 million resulting from two onshore energy losses. The Syndicate 1200 segment had net favorable loss development of $6.2 million primarily attributable to $12.8 million of favorable development in various property classes, partially offset by $6.3 million of unfavorable development in liability lines associated with municipality business.

Included in losses and loss adjustment expenses for the year ended December 31, 2012 was $21.2 million of catastrophe losses consisting of $18.2 million from Superstorm Sandy and $3.0 million from Hurricane Isaac. The Syndicate 1200 segment had net favorable loss development of $9.7 million primarily attributable to favorable development in the property facultative, North American binder and Directors and Officers classes of business, partially offset by unfavorable development in the general liability property class of business.

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

The decline in the expense ratio for the year ended December 31, 2013 as compared to the same period in 2012 was primarily attributable to reduced fixed costs as a percentage of earned premiums. The decrease in the expense ratio for the year ended December 31, 2012 as compared to the same period in 2011 was primarily attributable to both a change in business mix and a focus on reducing acquisiton costs.

Fee (expense) income, net represents fees and profit commission derived from the management of third party capital for our underwriting syndicate at Lloyd’s. The fee expense, net for the year ended December 31, 2013 was primarily due to the allocation of certain compensation expense not borne by the Syndicate. The increase in fee income, net for the year ended December 31, 2012 as compared to 2011 was primarily attributable to a reduction in the expenses related to the generation of the fee income.

Run-off Lines

The following table summarizes the results of operations for the Run-off Lines segment:

	Years Ended December 31,
(in millions)	2013	2012	2011
Earned premiums	$0.5	$1.7	$(0.6)
Losses and loss adjustment expenses	15.5	9.8	7.9
Underwriting, acquisition and insurance expenses	4.6	2.8	8.3

Underwriting loss	(19.6)	(10.9)	(16.8)
Net investment income	10.8	12.5	13.3
Interest expense	(1.8)	(2.5)	(1.8)

Loss before income taxes	$(10.6)	$(0.9)	$(5.3)

Earned premiums for the years ended December 31, 2013, 2012 and 2011 were primarily attributable to adjustments resulting from final audits, reinstatement premiums and other adjustments on policies previously written.

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

Argonaut Insurance Company also assumed risk as a reinsurer, primarily for the period from 1970 to 1975, a portion of which was assumed from the London market. Argonaut Insurance Company also reinsured risks on policies underwritten by domestic carriers. Such reinsurance typically provided coverage for limits attaching at a relatively high level, which are payable only after other layers of reinsurance are exhausted. Some of the claims now being filed on policies reinsured by Argonaut Insurance Company are on behalf of claimants who may have been exposed at some time to asbestos incorporated into buildings they occupied, but have no apparent medical problems resulting from such exposure. Additionally, lawsuits are being brought against businesses that were not directly involved in the manufacture or installation of materials containing asbestos. We believe that a significant portion of claims generated out of this population of claimants may result in incurred losses generally lower than the asbestos claims filed over the past decade and could be below the attachment level of Argonaut Insurance Company.

Losses and loss adjustment expenses for the year ended December 31, 2013 included $10.5 million of unfavorable development in general liability lines resulting from asbestos exposure. The unfavorable development was driven by increasing defense costs in the primary book of business, higher than expected loss activity in the assumed book of business and commutations and settlements in 2013. Other run-off lines recorded $4.4 million in unfavorable development, including $2.0 million in unfavorable development in medical malpractice liability due to the loss of the New York Liquidation Bureau funding for structured annuity payments.

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

Losses and loss adjustment expenses for the year ended December 31, 2011 included $7.9 million in net unfavorable loss reserve development on prior accident years primarily due to $11.7 million of unfavorable development in general liability lines resulting from asbestos and environmental exposure, $4.6 million of unfavorable development on legacy reinsurance claims primarily related to Hurricanes Katrina, Rita and Wilma, and unfavorable development related to the unwinding of the workers compensation reserve discount. The unfavorable development was partially offset by favorable development on workers compensation including the collection of a contribution settlement from another insurer for a California indemnity claim and favorable development in other lines.

Underwriting, acquisition and insurance expenses for the Run-off Lines segment consists primarily of administrative expenses. Underwriting expense for the year ended December 31, 2012 were reduced $2.6 million due to a reduction in insurance assessments. Bad debt expense, net of recoveries, on uncollectible reinsurance recoverable balances of $3.4 million was included for the year ended December 31, 2011. Absent these items, underwriting expenses were comparable for the years presented.

The following table represents a reconciliation of total gross and net reserves for the Run-off Lines for each of the years in the three-year period ended December 31, 2013. Amounts in the net column are reduced by reinsurance recoverables.

(in millions)	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$64.6	$58.9	$75.3	$68.2	$90.2	$82.7
Incurred losses	9.8	11.0	9.4	9.1	14.0	11.7
Losses paid	(16.9)	(16.6)	(20.1)	(18.4)	(28.9)	(26.2)

Loss reserves—asbestos and environmental, end of year	57.5	53.3	64.6	58.9	75.3	68.2
Risk management reserves	264.3	171.5	272.6	191.7	296.1	206.1
Run-off reinsurance reserves	5.8	5.8	14.4	14.4	24.5	24.5
Other run-off lines	4.9	4.6	6.7	6.0	7.4	6.9

Total loss reserves—Run-off Lines	$332.5	$235.2	$358.3	$271.0	$403.3	$305.7

The following table represents the components of gross loss reserves for the Run-off Lines for each of the years in the three-year period ended December 31:

(in millions)	2013	2012	2011
Asbestos:
Direct
Case reserves	$1.7	$2.0	$2.8
Unallocated loss adjustment expense (“ULAE”)	1.3	1.7	2.0
IBNR	6.4	4.3	2.5

Total direct written reserves	9.4	8.0	7.3

Assumed domestic
Case reserves	15.7	18.4	21.7
ULAE	2.2	2.7	3.1
IBNR	15.8	17.4	19.7

Total assumed domestic reserves	33.7	38.5	44.5

Assumed London
Case reserves	5.8	5.9	6.2
ULAE	0.4	0.6	0.7
IBNR	1.4	2.5	4.0

Total assumed London reserves	7.6	9.0	10.9

Total asbestos reserves	50.7	55.5	62.7

Environmental:
Case reserves	3.3	3.5	4.2
ULAE	0.3	0.4	0.5
IBNR	3.2	5.2	7.9

Total environmental reserves	6.8	9.1	12.6
Risk management reserves	264.3	272.6	296.1
Run-off reinsurance reserves	5.8	14.4	24.5
Other run-off lines	4.9	6.7	7.4

Total loss reserves—Run-off Lines	$332.5	$358.3	$403.3

We perform an extensive actuarial analysis of the asbestos and environmental reserves on at least an annual basis. We continually monitor the status of the claims, and may make adjustments outside of the annual review period. The review entails a detailed analysis of our direct and assumed exposure. Management considers the indications from the various actuarial methods from that review to determine their best estimate of the asbestos and environmental losses and loss adjustment expense reserves. Management primarily relied on a method that projects future reported claims and severities, with some weight given to other methods. This method relies most heavily on our historical claims and severity information, whereas other methods rely more heavily on industry information. The method produces an estimate of losses that have been incurred but not yet reported based on projections of future claims and the average severity for those future claims. The severities were calculated based on our specific data and in management’s opinion best reflect our liabilities based upon the insurance policies issued.

The following table represents a reconciliation of the number of asbestos and environmental claims outstanding for each of the years in the three-year period ended December 31, 2013:

(in millions)	2013	2012	2011
Open claims, beginning of the year	1,784	2,122	2,690
Claims closed during the year	477	540	769
Claims opened during the year	172	202	201

Open claims, end of the year	1,479	1,784	2,122

The following table represents gross payments on asbestos and environmental claims for each of the years in the three-year period ended December 31, 2013:

(in millions)	2013	2012	2011
Gross payments on closed claims	$6.7	$10.3	$13.3
Gross payments on open claims	10.2	8.8	14.1

Total gross payments	$16.9	$19.1	$27.4

Because of the types of coverages within the Run-off Lines of business still being serviced by Argonaut Insurance Company, a significant amount of subjectivity and uncertainty exists in establishing the reserves for losses and loss adjustment expenses. Factors that increase these uncertainties are: (1) lack of historical data, (2) inapplicability of standard actuarial projection techniques, (3) uncertainties regarding ultimate claim costs, (4) coverage interpretations and (5) the judicial, statutory and regulatory environments under which these claims may ultimately be resolved. Significant uncertainty remains as to our ultimate liability due to the potentially long waiting period between exposure and emergence of any bodily injury or property damage and the resulting potential for involvement of multiple policy periods for individual claims. Due to these uncertainties, the current trends may not be indicative of future results. Although management has determined and recorded its best estimate of the reserves for losses and loss adjustment expenses for Run-off Lines, current judicial and legislative decisions continue to broaden liability, expand policy scopes and increase the severity of claims payments. As a result of these and other recent developments, the uncertainties inherent in estimating ultimate loss reserves are heightened, further complicating the already complex process of determining loss reserves. The industry as a whole is involved in extensive litigation over these coverages and liability issues, and must contend with the continuing uncertainty in its effort to quantify these exposures.

Liquidity and Capital Resources

The primary sources of cash flow for Argo Group and its subsidiaries are premiums, reinsurance recoveries, proceeds from sales and redemptions of investments and investment income. The primary cash outflows are claim payments, loss adjustment expenses, reinsurance costs and operating expenses. The nature of insurance is that cash collected for premiums written is invested, interest and dividends are earned thereon and loss and settlement expenses are paid out over a period of years. This period of time varies by line of business and by the circumstances surrounding each claim. A substantial portion of our losses and loss expenses are paid out after more than one year. Additional cash outflow occurs through payments of underwriting and acquisition costs such as commissions, taxes, payroll and general overhead expenses. Management believes that cash receipts from premiums, proceeds from investment sales and redemptions and investment income are sufficient to cover cash outflows in the foreseeable future. Should the need for additional cash arise, we believe we have access to additional sources of liquidity.

Cash provided (used) by operating activities can fluctuate due to timing difference in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the year ended December 31, 2013 cash used by operating activities was $0.2 million compared to cash provided by operating activities of $30.5 million for the year ended December 31, 2012 and cash used by operating activities of $17.7 million for the year ended December 31, 2011. The decrease in cash flows from operations in 2013 compared to 2012 was primarily due to net cash payment of $86.2 million in partial settlement of a whole account quota share contract covering the Syndicate 1200 segment loss reserves for the 2009 and prior years of account. The source of cash used to settle this reinsurance payable was the sale of fixed maturity assets, and is included in the cash from investing activities of our Statements of Cash Flow. The increase in cash flows from operations in 2012 compared to 2011 was primarily attributable to increased collections on our reinsurance recoverables on paid losses and a decrease in claim payments.

For the year ended December 31, 2013, net cash provided by investing activities was $120.8 million compared to net cash used by investing activities of $3.7 million for the year ended December 31, 2012 and cash provided by investing activities of $102.1 million for the year ended December 31, 2011. The increase in cash flows from investing activities from 2012 to 2013 was mainly the result of the sale of fixed maturity assets used to settle Syndicate 1200 reinsurance payable. The decrease in cash flows from investing activities in 2012 compared to 2011 was primarily a result of fewer sales of investments as the positive inflow of cash from operations combined with the excess of the proceeds from the issuance of the senior unsecured fixed rate notes assisted in meeting operational activities. As of December 31, 2013, 2012 and 2011, $351.6 million, $234.3 million and $294.6 million, respectively, of the investment portfolio were invested in short-term investments.

For the years ended December 31, 2013, 2012 and 2011, net cash used by financing activities was $59.5 million, $33.8 million and $61.6 million, respectively. During 2013, our use of cash was primarily attributed to the repurchase of approximately 1.1 million shares of our common stock for a total cost of $46.5 million and the payment of dividends to our shareholders totaling $15.8 million. During 2012, our use of cash was attributed to $117.2 million for the redemption of our two fixed rate trust preferred securities, the repurchase of approximately 1.5 million shares of our common stock for a total cost of $44.2 million and the payment of dividends to our shareholders totaling $12.3 million. In 2012, the use of cash was offset by $138.7 million in net cash proceeds from the issuance of senior unsecured fixed rate notes. During 2011, our use of cash was primarily attributed to the repurchase of approximately 1.6 million shares of our common stock for a total cost of $49.5 million, and the payment of dividends to our shareholders totaling $13.1 million.

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

For the year ended December 31, 2013, Argo Re paid a cash dividend of $84.5 million to Argo Group which was used to repay an intercompany note. For the year ended December 31, 2013, Argo Group US received dividends of $76.2 million from Colony, $24.8 million from Argonaut Insurance Company and $9.5 million from Rockwood.

The payment of dividends by Argo Re is limited under Bermuda insurance laws, which require Argo Re to maintain certain measures of solvency and liquidity. As of December 31, 2013, the unaudited statutory capital and surplus of Argo Re was estimated to be $1,218.2 million and the amount required to be maintained was estimated to be $343.9 million, thereby allowing Argo Re the potential to pay dividends or capital distributions within the parameters of the solvency and liquidity margins. We believe that the dividend and capital distribution capacity of Argo Re will provide us with sufficient liquidity to meet the operating and debt service commitments, as well as other obligations.

During 2014, Argo Group US may be permitted to receive dividends from its subsidiaries as follows: Colony - $41.5 million, Argonaut Insurance Company - $24.8 million and Rockwood -$18.1 million. Business and regulatory considerations may impact the amount of dividends actually paid, and prior approval of dividend payments may be required.

On April 30, 2010, each of Argo Group International Holdings, Ltd., Argo Group US, Argo International Holdings Limited, and Argo Underwriting Agency Limited (the “Borrowers”) entered into a $150,000,000 Credit Agreement (“Credit Agreement”) with a syndicate of commercial banks. On July 22, 2011, the Borrowers entered into Amendment No. 2 to the Credit Agreement, which increased the revolving credit facility under the Credit Agreement from $150.0 million to $170.0 million, extended the maturity date from April 30, 2013 to April 30, 2014, and modified certain other terms. Borrowings under the Credit Agreement may be used for general corporate purposes, including working capital and permitted acquisitions, and each of the Borrowers has agreed to be jointly and severally liable for the obligations of the other Borrowers under the Credit Agreement. The Credit Agreement contains customary events of default. If an event of default occurs and is continuing, the Borrowers could be required to repay all amounts outstanding under the Credit Agreement. Lenders holding more than 51% of the loans and commitments under the Credit Agreement may elect to accelerate the maturity of the loans under the Credit Agreement upon the occurrence and during the continuation of an event of default. No defaults or events of defaults have occurred as of the date of this filing. Currently, we do not have any amounts due under the $170.0 million credit facility. The credit facility allows up to $15.0 million of the facility to be used for letters of credit (“LOCs”) subject to availability under the line. Currently, we have $0.2 million in LOCs issued and outstanding under the credit facility.

We have two additional LOC facilities totaling $500.0 million that allow us to provide LOCs to our ceding companies if such LOC is required under the terms of the contract and to Lloyd’s to be filed on behalf of Argo (No. 604) Limited, our corporate member at Lloyd’s. All of the facilities require us to provide collateral in the form of fixed maturity securities or cash to the issuing bank as security for the outstanding LOCs. We also have a previously issued facility that has since been canceled under which we still have outstanding LOCs. We no longer have the ability to issue new LOCs from this facility. We must transfer eligible assets to collateral accounts prior to each respective bank issuing an LOC. Since eligible assets include fixed maturity investments, such securities need not be sold in order to qualify as eligible collateral. At December 31, 2013, we have pledged assets with a fair value of $98.6 million to support outstanding LOCs.

LOCs have been filed with Lloyd’s by trade capital providers as part of the terms of whole account quota share reinsurance contracts entered into by the trade capital providers. In the event such LOCs are funded, the outstanding balance would be the responsibility of the trade capital providers.

Under certain insurance programs (i.e., large deductible programs and surety bonds) and various reinsurance agreements, collateral and letters of credit are held for our benefit to secure performance of insureds and reinsurers in meeting their obligations. At December 31, 2013, the amount of such collateral and LOCs held under insurance and reinsurance agreements were $861.1 million and $335.5 million, respectively. Collateral can be provided in the form of trust accounts. As we are the beneficiary of these trust accounts only to secure future performance, these amounts are not reflected in our Consolidated Balance Sheets. Collateral provided by an insured or reinsurer may exceed or fall below their total outstanding obligation.

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

On October 1, 2012, we gave notice of redemption to the trustee of our 8.85% PXRE Capital Trust I $103,093,000 Junior Subordinated Debt Securities (“Capital Trust I”). Capital Trust I was redeemed on November 13, 2012 at a redemption price equal to 102.090% of its principal amount, plus accrued and unpaid interest through the date of redemption. Additionally, on October 8, 2012, we gave notice of redemption to the trustee of our 9.75% PXRE Capital Trust III $15,464,000 Junior Subordinated Debt Securities (“Capital Trust III”). Capital Trust III was redeemed on November 23, 2012 at a redemption price equal to 100.975% of its principal amount, plus accrued and unpaid interest through the date of redemption. Interest on Capital Trust I and Capital Trust III ceased to accrue on and after the redemption dates. Subsequent to redemption, we received $3.1 million and $0.5 million for our ownership in Capital Trust I and Capital Trust III, respectively. Redemption of Capital Trust I and Capital Trust III resulted in recognition of expense for a call premium of $2.1 million and $0.1 million, respectively, shown in “Debt extinguishment costs” in our Consolidated Statement of Income (Loss) for the year ended December 31, 2012. Capital Trust I had an unamortized discount of $0.4 million that was charged off to “Interest expense” in our Consolidated Statement of Income (Loss) for the year ended December 31, 2012.

A summary of our outstanding junior subordinated debentures at December 31, 2013 is presented below:

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Redeemable	Rate Structure	Interest Rate at December 31, 2013	Amount
Argo Group
05/15/2003	PXRE Capital Statutory Trust II	05/15/2033	05/15/2008	3M LIBOR + 4.10%	4.34%	$18.1
10/29/2003	PXRE Capital Trust V	10/29/2033	10/29/2008	3M LIBOR + 3.85%	4.09%	20.6
11/06/2003	PXRE Capital Trust VI	09/30/2033	09/30/2008	3M LIBOR + 3.90%	4.15%	10.3

Argo Group US
05/15/2003	Argonaut Group Statutory Trust I	05/15/2033	05/15/2008	3M LIBOR + 4.10%	4.34%	15.5
12/16/2003	Argonaut Group Statutory Trust III	01/08/2034	01/08/2009	3M LIBOR + 4.10%	4.34%	12.3
04/29/2004	Argonaut Group Statutory Trust IV	04/29/2034	04/29/2009	3M LIBOR + 3.85%	4.09%	13.4
05/26/2004	Argonaut Group Statutory Trust V	05/24/2034	05/24/2009	3M LIBOR + 3.85%	4.09%	12.3
05/12/2004	Argonaut Group Statutory Trust VI	05/12/2034	06/01/2009	3M LIBOR + 3.80%	4.04%	13.4
09/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	09/17/2009	3M LIBOR + 3.60%	3.84%	15.5
09/22/2004	Argonaut Group Statutory Trust VIII	09/22/2034	09/22/2009	3M LIBOR + 3.55%	3.80%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	12/15/2009	3M LIBOR + 3.60%	3.84%	15.5
09/15/2005	Argonaut Group Statutory Trust X	09/15/2035	09/15/2010	3M LIBOR + 3.40%	3.64%	30.9

	Total Outstanding					$193.3

We assumed debt through the acquisition of Argo International. These notes are unsecured. All are redeemable subject to certain terms and conditions at a price up to 100% of the principal plus accrued and unpaid interest. Interest on the U.S. Dollar and Euro notes is due semiannually and quarterly, respectively. A summary of the notes outstanding at December 31, 2013 is presented below:

(in millions)
Issue Date	Currency	Maturity	Redeemable	Rate Structure	Interest Rate at December 31, 2013	Amount
12/08/2004	U.S. Dollar	11/15/2034	12/08/2009	6 month LIBOR + 4.2%	4.60%	$6.5
09/06/2005	Euro	08/22/2035	09/06/2010	3 month LIBOR + 4.0%	4.22%	16.3
10/31/2006	U.S. Dollar	01/15/2036	01/15/2011	6 month LIBOR + 4.0%	4.40%	10.0
10/31/2006	Euro	11/22/2036	10/31/2011	3 month LIBOR + 4.0%	4.22%	14.3
06/08/2007	Euro	09/15/2037	06/08/2012	3 month LIBOR + 3.9%	4.12%	18.4

						$65.5

Throughout 2013, 2012 and 2011, we had no preferred shares outstanding.

For the year ended December 31, 2013, our Board of Directors declared quarterly dividends in the amount of $0.60 per share ($0.59 per share adjusted for 10% stock dividend). Cash dividends paid for the year ended December 31, 2013 totaled $15.8 million. On February 18, 2014, our Board of Directors declared a quarterly cash dividend in the amount of $0.15 on each share of common stock outstanding. The dividend will be paid on March 17, 2014 to shareholders of record on March 3, 2014. The declaration and payment of future dividends to our shareholders is at the discretion of our Board of Directors and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

On February 18, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares. The 2011 Repurchase Authorization supersedes the November 13, 2007 repurchase authorization which also had authorized the repurchase of up to $150.0 million of our common shares. On November 5, 2013, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares. The 2013 Repurchase Authorization supersedes the 2011 Repurchase Authorization such that no further amounts could be repurchased under the 2011 Repurchase Authorization. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of December 31, 2013, availability under the 2013 Repurchase Authorization for future repurchases of our common shares was $143.6 million.

We invest excess cash in a variety of investment securities. As of December 31, 2013, our investment portfolio consisted of 69.0% fixed maturities, 13.1% equity securities, 9.3% other investments and 8.6% short-term investments (based on fair value) compared to 75.1% fixed maturities, 12.4% equity securities, 6.9% other investments and 5.6% short-term investments as of December 31, 2012. We classify the majority of our investment portfolio as available-for-sale; resulting in these investments being reported at fair market value, with unrealized gains and losses, net of tax, being reported as a component of shareholders’ equity. At December 31, 2013, no investments were designated as trading. No issuer (excluding United States Government and United States Governmental agencies) of fixed maturity or equity securities represents more than 3.6% of shareholders’ equity at December 31, 2013.

Our insurance and reinsurance subsidiaries require liquidity and adequate capital to meet ongoing obligations to policyholders and claimants and fund operating expenses. During the year ended December 31, 2013, cash flow used by operations was $0.2 million. Based on current premium volumes and other measures of capital deployed in our business, we determined we had excess capital and, therefore, returned capital to our shareholders through the share buy-back program and through dividend payments to our shareholders. We believe our liquidity generated from operations and, if required, from our investment portfolio, will be sufficient to meet our obligations for the foreseeable future. We believe we have access to various sources of liquidity including cash, investments and the ability to borrow under our revolving credit facility. Additionally, we continue to have access to the debt and equity markets, though we currently do not foresee needing access to these sources of capital.

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

We invest in the debt securities markets, which exposes us to credit risk. As a consequence of extending credit and/or carrying investment positions, we have exposure to credit risk arising from the uncertainty associated with a financial instrument obligor’s ability to make timely principal and/or interest payments. We attempt to mitigate this risk by limiting credit concentrations, diversification and frequently monitoring the credit quality of issuers and counterparties.

We control our credit exposure related to receivables by limiting exposure to any one counterparty and evaluating the financial strength of our reinsurance counterparties, including generally requiring minimum credit ratings.

Additional information relating to our investment strategy and credit risk is included under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”.

Transactions with Related Parties

In 2013, our Surety unit received a submission through its established broker network to issue approximately $13 million of surety bonds on behalf of Kinetica Partners, LLC (“Kinetica”) in connection with a Gulf of Mexico pipeline project. Mr. Gary Woods, Chairman of our Board of Directors, is the President of Kinetica, and beneficially owns 10% of Kinetica through a family trust. The submission was underwritten, priced and bound in the ordinary course of business by the Surety unit. The terms and conditions of the surety bonds that were issued and the premium charged to Kinetica for issuance of the bonds, were consistent with those routinely applied and charged for similarly situated risks bound for unrelated third parties. Per the Surety unit’s standard requirements in connection with the issuance of surety bonds, Kinetica and Mr. Woods, in his personal capacity, among others, executed our Surety unit’s standard form of indemnity agreement holding our Surety unit harmless against any and all losses and expenses incurred resulting from the issuance of the surety bonds.

Off-Balance Sheet Arrangements

We have committed to invest up to a total of $185.0 million in a series of private equity related limited partnerships. As of December 31, 2013, we have a remaining obligation to the partnerships to invest up to an additional $35.7 million, which can be called at any time. We have not recorded this commitment in our consolidated financial statements. The investment will be recorded at such time as the capital partnership requires the additional investment. Additionally, we have not recorded the liabilities for our operating leases in our consolidated financial statements.

Other than as described in the immediately preceding paragraph, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K at December 31, 2013.

Contractual Obligations

Our estimated contractual obligations and commitments as of December 31, 2013 were as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	Thereafter
Long-term debt:
Junior subordinated debentures (1)	$354.0	$7.8	$15.8	$15.8	$314.6
Senior unsecured fixed rate notes (2)	412.4	9.3	18.7	18.7	365.7
Floating rate loan stock (3)	128.2	2.8	5.6	5.6	114.2
Note payable	0.8	0.8	0.0	0.0	0.0
Operating leases	57.6	11.1	19.3	13.4	13.8
Purchase obligations (4)	36.7	18.9	17.8	0.0	0.0
Contingent consideration for asset purchase (5)	6.5	0.0	6.5	0.0	0.0
Other long-term liabilities:
Claim payments (6)	3,230.3	955.7	1,079.7	498.4	696.5
Multi-year reinsurance contract (7)	106.0	26.5	53.0	26.5	0.0
Catastrophe bond program	94.6	18.1	47.2	29.3	0.0
Partnership commitments (8)	35.7	35.7	0.0	0.0	0.0

Total contractual obligations	$4,462.8	$1,086.7	$1,263.6	$607.7	$1,504.8

(1)	Interest only on Junior Subordinated Debentures through 2033. Interest calculated based on the rate in effect at December 31, 2013. Principal due beginning May 2033.
(2)	Interest only on Senior Unsecured Fixed Rate Notes through 2042. Interest calculated based on the rate in effect at December 31, 2013. Principal due September 2042.
(3)	Interest only on Floating Rate Loan Stock through 2034. Interest calculated based on the rate in effect at December 31, 2013. Principal due beginning November 2034.
(4)	Purchase obligations consist primarily of software, hardware and equipment servicing and software licensing fees.
(5)	Contingent consideration for asset purchase is estimated at the maximum payout if profit targets are met.
(6)

Claim payments do not have a contractual maturity; exact timing of claim payments cannot be predicted with certainty. The above table estimates timing of claim payments based on historical payment patterns and excludes the benefits of reinsurance recoveries.

(7)

Multi-year reinsurance contract’s base terms, as reflected in the above table, include premium per annum of $26.5 million during the coverage period of January 1, 2014 to December 31, 2017. Based on the loss results of risks covered by the contract, additional annual premium installments ranging between $13 million and $39 million may be due beginning after December 31, 2014. The contract contains an early termination clause whereby we may terminate the contract at December 31, 2015 or December 31, 2016, subject to meeting certain contractual stipulations.

(8)	Argo Group has invested in multiple limited partnership agreements and can be called to fulfill the obligations at any time.

Recent Accounting Pronouncements

The discussion of the adoption and pending adoption of recently issued accounting policies is included in Note 1, “Business and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Data” beginning on page F-1.

Critical Accounting Estimates

Reserves for Losses and Loss Adjustment Expenses. We establish reserves for the estimated total unpaid costs of losses including loss adjustment expenses (“LAE”), for losses that occurred in 2013 and prior. Unless otherwise specified below, the term “loss reserves” encompasses reserves for both losses and LAE. Loss reserves reflect management’s best estimate of the total cost of (i) claims that have been incurred, but not yet paid and (ii) claims that have been “incurred but not yet reported” (“IBNR”). Loss reserves established are not an exact calculation of our liability. Rather, loss reserves represent management’s best estimate of its liability based on application of actuarial techniques and other projection methodologies and taking into consideration other facts and circumstances known at the balance sheet date. The process of establishing loss reserves is complex and necessarily imprecise, as it involves using judgment that is impacted by many variables such as past loss experience, current claim trends and the prevailing social, economic and legal environments. The impact of both internal and external variables on ultimate loss and LAE costs is difficult to estimate. We underwrite several different product lines across many different geographic regions with exposure impacted by both the risk characteristics of the physical locations such as wind perils, as well as risks associated with varying social, judicial and legislative characteristics of the jurisdictions in which we do business. In determining loss reserves, we give careful consideration to all available data and actuarial analyses and this process involves significant judgment.

The relevant factors and methodologies used to estimate loss reserves vary significantly by product line due to differences in loss exposure and claim complexity. Much of our business is underwritten on an occurrence basis, meaning that there may be a significant time lag between the event that gives rise to a claim and the date on which the claim is reported to us, which can also result in additional time being required to resolve the claim. During these time lags, which can span over several years for complex claims, new facts and information specific to the claim become known to us, and general econometric and societal trends including inflation continue to change, requiring us to refine our loss reserve estimates on a regular basis. We apply a strict regimen to assure that review of these facts and trends occurs on a timely basis so that this information can be factored into our estimate of future liabilities. However, due to the number and potential magnitude of these variables, actual paid losses in future periods may differ materially from our estimates as reflected in current reserves. These differences can be favorable or unfavorable. More precise estimation of loss reserves is also hindered by the effects of growth in a line of business and uncertainty as to how new business performs over time. In addition to reserving for known claim events, we also establish loss reserves for IBNR. Loss reserves for IBNR are set using our actuarial estimates for events that have occurred as of the balance sheet date but have yet to be reported to us. Estimation of IBNR loss reserves is subject to significant uncertainty.

Following is a summary of gross and net loss reserves we recorded by line of business as of December 31, 2013 and 2012:

	2013		2012
(in millions)	Gross	Net	Gross	Net
General liability	$1,341.0	$924.8	$1,319.6	$919.9
Workers compensation	541.3	337.7	552.2	365.3
Syndicate 1200 liability	392.8	172.9	325.1	122.5
Syndicate 1200 property	264.8	136.9	332.1	140.1
Commercial multi-peril	203.7	171.0	232.0	195.2
Commercial auto liability	172.6	167.0	170.1	165.1
Reinsurance—nonproportional assumed property	124.0	97.9	148.2	122.9
Syndicate 1200 specialty	74.5	35.6	55.2	22.6
All other lines	115.6	63.8	89.0	57.3

Total reserves	$3,230.3	$2,107.6	$3,223.5	$2,110.9

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

When we initially establish IBNR reserves at the beginning of an accident year for each line of business, we use the expected loss ratio method. This method is based upon our analyses of historical loss ratios incorporating adjustments for pricing changes, anticipated loss ratio trends, changes in reinsurance structure and any other factors that may impact loss ratio expectations. At the end of each quarter, we review the loss ratio selections and the emerged loss experience to determine if deviating from the loss ratio method is appropriate. In general, we continue to use the loss ratio method until the end of the accident year, at which time we begin to assign weight to the paid and incurred BF methods depending on the line of business being evaluated. The BF methods compute IBNR through a blend of the expected loss ratio method and traditional loss development methods. The BF methods estimate IBNR for an accident year as the product of expected losses (earned premium multiplied by an expected loss ratio) plus an expected percentage of unreported losses. The expected percentage of unreported losses is derived from age-to-ultimate loss development factors that result from our analyses of loss development triangles. As accident years mature to the point at which the reported loss experience is more credible, we assign increasing weight to the paid and incurred loss development methods.

For short-tail lines of business such as property, the expected loss ratio method is initially selected and applied to earned premium at the beginning of an accident year. As property losses occur and are reported, and when claims adjusters have sufficient time and information to make specific claims estimates, the BF methods are used to supplement the expected loss ratio method. Property losses are generally reported within a short time from the date of loss, and in most instances, property claims are settled and paid within a relatively short period of time. Therefore, paid and incurred development methods are given greater weight in our analyses at the end of the accident year. In the event there are large claims incurred, we will analyze large loss information separately to ensure that the loss reserving methods appropriately recognize the magnitude of these losses in the evaluation of ultimate losses.

For long-tail lines such as general liability and automobile liability, the starting point for determining ultimate losses is initially the expected loss ratio method. The time lag for reporting claims is greater in liability lines of business than it is in short-tail lines. Facts and information are frequently not complete at the time case reserves are established, and because protracted litigation is sometimes involved potentially creating additional uncertainty in final settlement amounts, case reserves alone are an insufficient measure of the ultimate loss costs. Due to the variability in the timing of receipt and completeness of case reserve data, loss experience is not deemed fully credible for several years. At the end of the accident year, we rely primarily on the BF methods and continue to rely on those methods for several years. We assign greater credibility to the paid and incurred development methods as the data matures.

Workers compensation is also a long-tail line of business. An expected loss ratio method is used for the initial evaluations of an accident year, followed by paid and incurred BF loss development methodologies as well as paid and incurred development methods as the data matures. Loss development for workers compensation spans many years. However, a significant portion of the outstanding reserves correspond to scheduled annuity payments and are not subject to extreme volatility. The portion of reserves that is not scheduled or annuitized is subject to potentially large variations in ultimate loss cost due to the uncertainty of medical cost inflation. Sources of medical cost inflation include increased utilization, new and more expensive medical testing procedures, and increased utilization and cost of prescription drugs.

We have a Run-off Lines segment that includes reserves for asbestos, environmental and other latent exposures. These latent exposures are typically characterized by extended periods of time between the date we first became exposed to a loss, the date on which a claim was reported and the date on which the claim is resolved. For our Run-off Lines segment long-tail loss reserves, there is significant uncertainty involved in estimating reserves for asbestos, environmental and other latent injury claims. We utilize several methods to estimate reserves for these claims including an approach that projects future calendar period claims and severities, a report year method which estimates loss reserves based on the pattern and magnitude of reported claims and ground-up analysis that relies on an evaluation of individual policy terms and conditions. We also consider survival ratio and market share methods which compare our level of loss reserves and loss payments to that of the industry for similar exposures. We apply greatest weight to the method that projects future calendar period claims and severities because we believe it best captures the unique claim reporting and claim severity characteristics of the underlying exposures and loss development potential. We perform a full review of our Run-off Lines asbestos, environmental and other latent exposures loss reserves at least once a year and review loss activity quarterly for significant changes that might impact management’s best estimate.

Each business segment is analyzed individually, with development characteristics for each short-tail and long-tail line of business identified and applied accordingly. In comparing loss reserve methods and assumptions used at December 31, 2013 as compared with methods and assumptions used at December 31, 2012, management has not changed or adjusted methodologies or assumptions in any significant manner.

In conducting our actuarial analyses, we generally assume that past patterns demonstrated in the data will repeat themselves and that the data provides a basis for estimating future loss reserves. In the event that we become aware of a material change that may render past experience inappropriate for the purpose of estimating current loss reserves, we will attempt to quantify the effect of the change and use informed management judgment to adjust loss reserve forecasts appropriately.

Uncertainties in Loss Reserve Estimation

The major causes of uncertainty will vary for each product line reviewed. For short-tail property lines of business, we are exposed to catastrophe losses, both natural and manmade. Due to the nature of certain catastrophic loss events, such as hurricanes, earthquakes or terrorist attacks, our normal claims resolution processes may be impaired due to factors such as difficulty in accessing impacted areas and other physical, legal and regulatory impediments. These factors can make establishment of accurate loss reserve estimates difficult and render such estimates subject to greater uncertainty. Additionally, if the catastrophe occurs near the end of a financial reporting period, there are additional uncertainties in loss reserve estimates due to the lack of sufficient time to conduct a thorough analysis. Long-tail casualty lines of business also present challenges in establishing appropriate loss reserves, particularly in the event of changes in the legal environment over time which may broaden our liability or scope of policy coverage and increase the magnitude of claim payments. The possibility of future adverse changes in the legal environment heightens the uncertainty inherent in estimating the ultimate claim costs on the basis of past claims costs, further complicating the already complex loss reserving process.

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

Loss adjustment expenses used in connection with our loss reserves are comprised of both allocated and unallocated expenses. Allocated loss adjustment expenses generally relate to specific claim files. We often combine allocated loss adjustment expenses with losses for purposes of projecting ultimate liabilities. For some types of claims, such as asbestos, environmental and professional liability, allocated loss adjustment expenses consisting primarily of legal defense costs may be significant, sometimes exceeding the liability to indemnify claimants for losses. Unallocated loss adjustment expenses generally relate to the administration and handling of claims in the ordinary course of business. We typically calculate unallocated loss adjustment expense reserves using a percentage of unpaid losses for each line of business.

GENERAL LIABILITY

General liability is considered a long-tail line, as it takes a relatively long period of time to finalize and resolve all claims from a given accident year. The speed at which claims are received and then resolved is a function of the specific coverage provided, jurisdiction in which the claim is located and specific policy provisions. There are numerous components underlying the general liability product line. Some of these have relatively moderate payout patterns with most of the claims for a given accident year closed within five to seven years, while others are characterized by extreme time lags for both reporting and payment of claims. In addition, this line includes asbestos and environmental claims, which are reviewed separately because of the unique character of these exposures. Allocated loss adjustment expenses in this line consist primarily of legal costs and may exceed the total amount of the indemnity loss on some claims.

Major factors contributing to uncertainty in loss reserve estimates for general liability include reporting lags (i.e., the length of time between the event triggering coverage and the actual reporting of the claim), the number of parties involved in the underlying tort action, events triggering coverage that are spread over multiple time periods, the inability to know in advance what actual indemnity costs associated with an individual claim will be, the potential for disputes over whether claims were reasonably foreseeable and intended to be covered at the time the contracts were underwritten and the potential for mass tort claims and class actions. Generally, claims with a longer reporting lag time are characterized by greater inherent risk of uncertainty.

Examples of loss and LAE risk factors associated with general liability claims that can change over time and result in adjustments to loss reserves include, but are not limited to, the following:

Claims risk factors:

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

Book of Business risk factors:

•	Changes in policy provisions (e.g., deductibles, policy limits, endorsements)

•	Changes in underwriting standards

•	Product mix (e.g., size of account, industries insured, jurisdiction mix)

•	Growth due to acquisitions

•	Development characteristics of general liability lines

Many of our general liability claims require extended time periods to resolve due to delays in reporting, complex coverage issues and difficulties in assessing claim values and ultimate loss payouts. Some lines require specialized claim handling, such as industrial casualty, general casualty and professional liability exposures and require additional time to resolve. Actuarial methods used to forecast ultimate liabilities in these lines are adjusted to take into consideration the uncertainties related to handling claims expected to remain open for an extended period of time as well as the Claims and Book of Business risk factors noted above.

For asbestos and environmental claims, we supplement our traditional loss forecasting methods with additional approaches that attempt to capture the risk characteristics of these insureds and the claimants involved.

WORKERS COMPENSATION

Workers compensation is generally considered a long-tail coverage, as it takes a relatively long period of time to finalize claims from a given accident year. Certain payments, such as initial medical treatment or temporary wage replacement for the injured worker, are generally disbursed quickly. Other payments are made over the course of several years, such as awards for permanent partial injuries. Some payments continue to take place throughout the injured worker’s life, such as permanent disability benefits and on-going medical care. Although long-tail in nature, claims generally are not subject to long reporting lags, settlements are generally not complex and most of the liability exposure is characterized by high frequency and moderate severity. The largest reserve risks are generally associated with low frequency, high severity claims that require lifetime coverage for medical expense arising from a worker’s injury.

Examples of loss and LAE risk factors that can change over time and cause workers compensation loss reserves to fluctuate include, but are not limited to, the following:

Indemnity claims risk factors:

•	Time required to recover from the injury

•	Degree of available transitional jobs

•	Degree of legal involvement

•	Changes in the interpretations and processes of the workers compensation commissions’ oversight of claims

•	Future wage inflation for U.S. states that index benefits

•	Changes in the administrative policies of second injury funds

•	Changes in benefit levels

Medical claims risk factors:

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

Book of Business risk factors;

•	Injury type mix

•	Changes in underwriting standards

•	Changing product mix based on insured demand

•	Management of exited products risk

•	Development characteristics of workers compensation lines

In addition to the indications of the actuarial methods, we consider additional analytic measures based upon the Claims and Book of Business workers compensation risk factors noted above in deriving our loss reserve estimate.

SYNDICATE 1200 LIABILITY AND PROPERTY

Syndicate 1200 loss reserves are analyzed quarterly by internal staff. Additionally, we employ an independent actuary to conduct a detailed review of loss reserves annually. Management’s estimate of reserves is based on the internal study. The external study is completed to support the actuarial opinion for Lloyd’s reporting.

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

For the long-tail lines underwritten by Syndicate 1200, such as professional indemnity and general liability, it may be several years before claims are fully advised and settled. The large time lag involved for reporting and settling claims introduces a large amount of uncertainty into the loss estimation process. Loss experience is not deemed fully credible for several years. Until the time that an underwriting year of account is closed, we utilize an expected loss ratio method to determine ultimate losses, supplemented by paid and incurred BF loss development methods, to the extent that the reported loss data matures and is considered credible.

We perform our loss reserve analysis on a syndicate basis, which represents 100% of the business underwritten by the syndicate. We utilize trade reinsurance to cede a proportion of its premium income and incurred losses to trade reinsurers. The percentage of the cession differs for each underwriting year of account. The reinsurers’ share of provisions for claims is based on calculated amounts of outstanding claims and projections for IBNR, net of estimated unrecoverable amounts. The syndicate will evaluate the reinsurance program in place for the class of business, the claims experience for the year and the security rating of the reinsurance companies involved. This evaluation, along with other factors and considerations, is used to determine trade reinsurer participation in future years.

COMMERCIAL MULTIPLE PERIL

Commercial multiple peril lines insure a combination of property and liability exposures, and therefore, include both short and long-tail coverages. Property coverage claims are generally resolved in a short period of time, while liability coverage claims generally require more time to resolve. The risk of fluctuation in loss reserves for this line is predominately associated with liability coverage, with risk factors similar to other general liability lines described above.

Because commercial multiple peril lines involve both short-tail and long-tail coverages, we give weight to different methodologies in deriving estimated loss reserves based on the coverage being evaluated. In general, paid and incurred loss development methods are used to forecast property losses. For liability losses, due to the Claims and Book of Business risk factors described in the General Liability section above, we use several loss reserving methods to capture the development characteristics associated with these lines of business. Paid and incurred loss development, paid and incurred BF methods and a loss frequency/severity method are used in deriving estimated loss reserves. In addition to these approaches, which are used across most commercial multiple peril categories of business, we also consider additional analytic measures in deriving loss reserve estimates for certain product lines with differing characteristics.

COMMERCIAL AUTOMOBILE LIABILITY

The commercial automobile liability product line is a long-tail coverage, mainly due to exposures arising out of bodily injury claims. Losses in this line associated with bodily injury claims generally are more difficult to accurately estimate and take longer to resolve. Claim reporting lags also can be lengthy. Examples of loss and LAE risk factors that can change over time and result in adjustments to commercial automobile liability loss reserves include, but are not limited to, the following:

Claims risk factors:

•	Trends in jury awards

•	Changes in the underlying court system

•	Changes in case law

•	Litigation trends

•	Frequency of claims with payment capped by policy limits

•	Change in average severity of accidents or proportion of severe accidents

•	Subrogation opportunities

•	Changes in claim handling procedures

•	Frequency of visits to health providers

•	Number of medical procedures given during visits to health providers

•	Types of health providers used

•	Types of medical treatments received

•	Changes in cost of medical treatments

•	Degree of patient responsiveness to treatment

Book of Business risk factors:

•	Changes in policy provisions (e.g., deductibles, policy limits, endorsements, etc.)

•	Changes in mix of insured vehicles

•	Changes in underwriting standards

In addition to the indications of the actuarial methods, we consider additional analytic measures based upon the Claims and Book of Business risk factors noted above in deriving our loss reserve estimate.

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

Concurrently, underwriting teams employ a market share approach as well as perform a thorough contract by contract analysis to identify potential changes to the expected loss estimates including IBNR by contract. The results of this initial process are updated when additional information is available. This information comes in the form of publicly available announcements, informal contact with brokers and/or clients, submission data and formal claim notices. As catastrophic events mature and reporting loss methods become more credible (usually six to twelve months after the event) actuarial methods implementing historical patterns can be assigned more credibility. In evaluating the loss estimates for catastrophic events, we use internal databases to establish projected reporting patterns and payment patterns. Industry patterns from the Reinsurance Association of America (“RAA”), an insurance industry organization, are also employed.

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

Recorded gross reserves for general liability were $1,341.0 million, with approximately 4% of that amount related to run-off asbestos and environmental exposures as of December 31, 2013. For general liability losses relating to ongoing operations, reported loss development patterns are a key assumption for this line of business. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g., construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. We have reviewed the historical variation in reported loss development patterns for general liability losses deriving from continuing operations. If the reported loss development patterns change by 10%, a change that we have experienced in the past and that management considers possible, the estimated net reserve could change by $65.0 million, in either direction.

Similar to general liability, commercial multiple peril reserves are affected by reported loss development pattern assumptions. Recorded gross reserves for commercial multiple peril business were $203.7 million as of December 31, 2013. If the development patterns underlying our net reserves for this line of business change by 10%, the estimated net reserve could change by $10.0 million, in either direction.

Recorded gross reserves for workers compensation were $541.3 million as of December 31, 2013. The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation. Loss development patterns are dependent on medical cost inflation. Approximately 60% of the workers compensation net reserves are related to future medical costs. A review of National Council on Compensation Insurance data suggests that the annual growth in industry medical claim costs has varied from -2% to +13% since 1991. Across the entire reserve base, a 1% change in calendar year medical inflation could change the estimated net reserve by $20.0 million, in either direction.

Recorded gross reserves for commercial auto liability were $172.6 million as of December 31, 2013. A key assumption for commercial lines auto liability is the annual loss cost trend, particularly the severity trend component of loss costs. A 3% change in assumed annual severity is within the range of our historical experience, and that management considers possible. A 3% change in assumed annual severity could change the estimated net reserve by $25.0 million, in either direction.

Recorded gross reserves for Syndicate 1200 were $777.0 million as of December 31, 2013. Estimation of International liability reserves are subject to late emergence and mix shifts between smaller, more routine claims and larger, more complex claims. International property reserves are analyzed by the characteristics of the underlying exposures. Property loss reserves are characterized by relatively short periods between occurrence, reporting, determination of coverage and ultimate claims settlement. These property loss reserves tend to be the most predictable. Catastrophic loss reserves tend to exhibit more volatility due to the nature of the underlying loss event which may cause delays and complexity in estimating ultimate loss exposure.

With respect to asbestos and environmental general liability losses, we wrote several different categories of insurance contracts that may cover asbestos and environmental claims. First, we wrote primary policies providing the first layer of coverage in an insured’s general liability insurance program. Second, we wrote excess policies providing higher layers of general liability insurance coverage for losses that exhaust the limits of underlying coverage. Third, we acted as a reinsurer assuming a portion of those risks from other insurers writing primary, excess and reinsurance coverages. Fourth, we participated in the London Market, writing both direct insurance and assumed reinsurance business. With regard to both environmental and asbestos claims, significant uncertainty limits the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses. Traditional actuarial reserving techniques cannot reasonably estimate the ultimate cost of these claims, particularly during periods where theories of law are in a state of continued uncertainty. The degree of variability of reserve estimates for these types of exposures is significantly greater than for other more traditional general liability exposures. In particular, we believe there is a high degree of uncertainty inherent in the estimation of asbestos and environmental loss reserves.

In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate loss development patterns, plaintiffs’ expanding theories of liability, the risks inherent in major litigation and inconsistent emerging legal outcomes. Furthermore, over time, insurers, including Argo Group, have experienced significant changes in the rate at which asbestos claims are brought, claims experience of particular insureds and value of claims, making predictions of future exposure from past experience uncertain. For example, in the past, insurers in general, including Argo Group, have experienced an increase in the number of asbestos-related claims due to, among other things, plaintiffs’ increased focus on new and previously peripheral defendants and an increase in the number of insureds seeking bankruptcy protection as a result of asbestos-related liabilities. Plaintiffs and insureds have sought to use bankruptcy proceedings, including “pre-packaged” bankruptcies, to accelerate the funding and amount of loss payments by insurers. In addition, some policyholders continue to assert new classes of claims for coverages to which an aggregate limit of liability may not apply. Further uncertainties include insolvencies of other insurers and reinsurers, delays in the reporting of new claims by insurers and reinsurers and unanticipated issues influencing our ability to recover reinsurance for asbestos and environmental claims. Management believes these issues are not likely to be resolved in the near future.

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

A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, average severity of those claims settled with payment, dismissal rate of claims with no payment and expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves we have developed, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The process of estimating asbestos and environmental reserves, which is detailed in Note 17, “Run-off Lines,” of Notes to Consolidated Financial Statements, remains subject to a wide variety of uncertainties. Due to these uncertainties, further developments could cause us to change our estimates and ranges of our asbestos and environmental reserves, and the effect of these changes could be material to our consolidated operating results, financial condition and liquidity.

Loss Reserve Estimation Variability

After reviewing the output from various loss reserving methodologies, management selects its best estimate of reserves. Management believes that the aggregate loss reserves at December 31, 2013 were adequate to cover claims for losses that have occurred, including both known claims and claims yet to be reported. As of December 31, 2013, we recorded gross loss reserves of $3,230.3 million and loss reserves net of reinsurance of $2,107.6 million. Although our financial reports reflect management’s best estimate of reserves, it is unlikely that the final amount paid will exactly equal management’s best estimate. In order to provide an indication of the variability in loss reserve estimates, we develop reserve ranges by evaluating the variability implied by the results of the various methods and the impact of changing the assumptions and factors used in the loss reserving process.

We estimate our range of reserves, net of reinsurance, at approximately $1,915 million to $2,380 million as of December 31, 2013. In determining this range, we evaluated the variability of the loss reserves for each of our major operating segments, comprising both ongoing operations and runoff businesses. Our estimated range does not make a specific provision for sources of unknown or unanticipated correlated events such as potential sources of liability not anticipated at the time coverage was afforded, such as asbestos. These events in combination with other events which may not be contemplated by management in developing our range may cause reserves to develop either more or less favorably than indicated by assumptions that management considers reasonable. This means that the range of reserve values does not represent the range of all possible favorable or unfavorable reserve outcomes, and actual ultimate paid losses may fall outside this range. No one risk factor has been isolated for the purpose of performing a sensitivity or variability analysis on that particular risk factor.

In establishing our best estimate for reserves, management considers facts currently known and the present judicial and legislative environment. However, given the expansion of coverage and liability by the courts, legislatures in the recent past and possibility of similar interpretations in the future, particularly with regard to asbestos and environmental claims, additional loss reserves may develop in future periods. These potential increases cannot be reasonably estimated at the present time. Any increases could have an adverse impact on future operating results, liquidity, risk-based capital ratios and ratings assigned to our insurance subsidiaries by the nationally recognized insurance rating agencies.

Valuation of Investments. Our investments in fixed maturities and stocks are classified as available-for-sale and reported at fair value under GAAP. Changes in the fair value of investments classified as available-for-sale are not recognized in income during the period, but rather are recognized as a separate component of shareholders’ equity until realized. Fair values of these investments are estimated using prices obtained from third party pricing services, where available. For securities where we are unable to obtain fair values from a pricing service or broker, fair values are estimated using information obtained from investment advisors. Management performed several processes to ascertain the reasonableness of investment values included in the consolidated financial statements at December 31, 2013, including i) obtaining and reviewing internal control reports for our accounting service providers that obtain fair values from third party pricing services, ii) discussing with our investment managers their process for reviewing and validating pricing obtained from outside services and obtained values for all securities from our investment managers and iii) comparing the security pricing received from the investment managers with the prices used in the consolidated financial statements and obtained additional information for variances that exceeded a certain threshold. As of December 31, 2013, investments classified as available-for-sale for which we did not receive a fair value from a pricing service or broker accounted for less than 1% of our investment portfolio. The actual value at which such securities could be sold or settled with a willing buyer or seller may differ from such estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.

We regularly monitor the difference between the estimated fair values of our investments and their cost or book values to identify underperforming investments and whether declines in value are temporary in nature or “other-than-temporary.” If a decline in the value of a particular investment is believed to be temporary, the decline is recorded as an unrealized loss, net of tax, in other comprehensive income as a separate component of shareholders’ equity. If the decline is believed to be “other-than-temporary,” the carrying value of the investment is written down and recorded as a realized loss in our Consolidated Statements of Income (Loss). We evaluate our investments for impairment. For fixed maturities securities, the evaluation for a credit loss is generally based on the present value of expected cash flows of the security as compared to the amortized book value. For mortgage-backed securities, frequency and severity inputs are used in projecting future cash flows of the securities. Loss frequency is measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. Loss severity includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. For equity securities, the length of time and the amount of decline in fair value are the principal factors in determining other-than-temporary impairment. For the years ended December 31, 2013 and 2012, we recorded $7.8 million and $3.7 million, respectively, of realized losses due to the recognition of other-than-temporary impairments.

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

Realization of deferred tax assets is dependent upon our generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, which is generally two years for net operating losses and three years for capital losses. At December 31, 2013, we had a total net deferred tax asset of $27.5 million prior to any valuation allowance. Management has concluded that a valuation allowance is required for a portion of the tax effected net capital loss carryforward of $29.8 million generated from the sale of PXRE Reinsurance Company, and a full valuation allowance is required for the tax effected net operating loss carryforward of $18.8 million from PXRE Corporation and for the tax effected net operating loss carryforward of $1.0 million from ARIS Title Insurance Corporation (“ARIS”). The capital loss carryforward generated from the sale of PXRE Reinsurance Company expired December 31, 2013. Of the PXRE loss carryforwards, $17.2 million will expire if not used by December 31, 2025 and $1.5 million will expire if not used by December 31, 2027. Of the ARIS loss carryforward, $0.2 million will expire if not used by December 31, 2027, $0.4 million will expire if not used by December 31, 2028 and $0.4 million will expire if not used by December 31, 2029. The valuation allowances have been established as Internal Revenue Code Section 382 limits the utilization of net operating loss and net capital loss carryforwards following an ownership change. Accordingly, a valuation allowance of $56.2 million is required as of December 31, 2013. The loss carryforwards available to use per year are $2.8 million as required by Internal Revenue Code Section 382. During the year ended December 31, 2013, the valuation allowance was reduced by $1.0 million pertaining to the use of the PXRE and ARIS loss carryforwards, was increased by $0.6 million pertaining to the Malta operations and was increased by $4.1 million pertaining to the Brazil operations. The net deferred tax liability after the valuation allowance is $28.7 million at December 31, 2013. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income.

Indefinite-Lived Intangible Assets, including Goodwill. We perform annual impairment tests of our indefinite-lived intangible assets, including goodwill, or more frequently when impairment indicators exist. We have elected to perform our goodwill impairment test on the first day of the fourth quarter of each year. The goodwill impairment test is determined using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill (‘Step 1”). If the fair value of a reporting unit exceeds its carrying value amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step is not necessary. However, if the carrying amount of the reporting unit exceeds its fair value, the second step (“Step 2”) is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. Step 2 compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied value of goodwill is less than the carrying amount of goodwill, then a charge is recorded to reduce goodwill to the implied goodwill. The implied goodwill is calculated based on a hypothetical purchase price allocation, similar to the requirements in the accounting guidance for business combinations, whereby the implied fair value of the reporting unit is allocated to the fair value of the assets and liabilities of the reporting unit.

At December 31, 2013, we had goodwill of $153.8 million assigned to the following reporting units: Excess and Surplus lines—$76.4 million, Commercial Specialty—$48.7 million and Syndicate 1200—$28.7 million. Additionally, at December 31, 2013, we had intangible assets totaling $86.0 million, including indefinite-lived intangible assets of $60.5 million and $1.8 million within the Syndicate 1200 and Commercial Specialty reporting units, respectively. Due to the nature of the Syndicate 1200 business, for purposes of the annual impairment evaluation, management has aggregated the fair values between the indefinite-lived intangible asset and goodwill.

For purposes of evaluating goodwill for impairment, management determined that our reporting units are the same as our business segments because all components of each segment are similar and none of the components were determined to be separate reporting units. Additionally, each business segment has discrete financial information available that is regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated and to assess performance. We allocated the assets, including goodwill, and liabilities of our reporting units consistent with our business segment reporting and prior periods. No material changes in the accounting methodology used to evaluate goodwill were made during 2013.

The fair value of reporting units was estimated using an average of three valuation methods: a comparable company analysis, precedent transaction analysis and discounted cash flow analysis. All three methods require management to make various judgments and assumptions including but not limited to: (i) market dynamics affecting each segment such as the competitive environment, pricing cycle and pricing outlook; the economy and interest rates, (ii) projections of earned premiums, losses, expenses and cash flows, and (iii) discount rates and valuation multiples. Assumptions about future cash flows are based on our budgets, business plans, economic projections, anticipated future cash flows and market data. Finally, the comparable company analysis and precedent transaction analysis required judgment in selecting comparable companies and comparable transactions for use in the calculations. These judgments and assumptions, and the outcomes in which they result, are potentially subject to material change based on factors, dynamics and influences outside of the control of management. In all instances, future changes in these judgments and assumptions could cause impairment of goodwill.

On October 1, 2013, the resulting fair values of the reporting units were in excess of the carrying value, including goodwill, of the reporting units. Accordingly, management did not perform Step 2. However, a 38% decline in the fair value of the Excess and Surplus Lines reporting unit, 21% decline in the fair value of the Commercial Specialty reporting unit or 16% decline in the fair value of the Syndicate 1200 reporting unit would have resulted in the carrying values of these reporting units being in excess of their respective fair values, resulting in the need to perform Step 2, which could have resulted in a material impairment to our goodwill. Any decline in the fair value of these reporting units could result in the carrying value of the reporting unit being in excess of fair value, triggering Step 2 of the impairment testing model. Step 2 could result in an impairment of goodwill.

As noted above, we have elected to make the first day of the fourth quarter the annual impairment assessment date for goodwill and indefinite-lived intangible assets. An impairment analysis subsequent to this date has not been performed as management believes that no additional indicators of impairment have arisen, such as significant additional pricing competition, unexpected significant declines in operating results, divestiture of a significant component of the business or further significant decline in market capitalization.

Our market capitalization has increased in 2013; however, our stock has continued to trade below book value. Management considered the market capitalization below book value as a data point in performing its annual impairment test. Management considers the decline in our market capitalization to be primarily attributable to global financial market conditions, including the credit crisis, as well as current trends within the insurance industry. The valuation analysis discussed above supports management’s view that goodwill and indefinite-lived intangible assets are not impaired at October 1, 2013. Through December 31, 2013, there have been no indicators of impairment of goodwill and indefinite-lived intangible assets. During 2014, we will monitor relevant internal and external factors and their potential impact on the fair value of our reporting segments, and if required, we will update our impairment analysis.

While management believes the estimates and assumptions are reasonable in determining the fair value of reporting units, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, we may be required to perform Step 2 in future periods and impairment of goodwill and/or indefinite-lived assets could result. We cannot predict future events that might impact the fair value of reporting units and goodwill impairment. Such events include, but are not limited to, increased competition in insurance markets and global economic changes.

We evaluated our definite lived intangibles for indicators of impairment. If indicators of impairment had been identified, we would have been required to test definite lived intangible assets for impairment. As of October 1, 2013, the testing date, no indicators of impairment were identified. Therefore, we were not required to test for impairment. As with the indefinite-lived intangible assets, we will continue to monitor for indicators of impairment and test as required.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We believe that we are principally exposed to three types of market risk: interest rate risk, credit risk and foreign currency risk.

Interest Rate Risk

Our fixed investment portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the fair valuation of these securities. As interest rates rise, the fair value of our fixed maturity portfolio generally falls, and the converse is generally also true. We manage interest rate risk through an asset liability strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of the investment portfolio matures each quarter, allowing for reinvestment at current market rates. Based upon a pricing model, we determine the estimated change in fair value of the fixed maturity securities, assuming immediate parallel shifts in the treasury yield curve while keeping spreads between individual securities and treasuries static. The following interest rate sensitivity analysis measures the potential change in fair value for fixed maturity and short-term investments resulting from changes in market rates ranging from -200 basis points to +300 basis points as of December 31, 2013:

Fixed Income and Short-Term Investments

Portfolio Characteristics

	-200	-100	Base Case	+100	+200	+300
Market Yield	0.9%	1.1%	1.6%	2.3%	3.1%	3.8%
Average Life (years)	3.5	3.5	3.5	3.7	3.7	3.6
Option Adjusted Duration (years)	2.8	2.8	2.8	2.8	2.8	2.7
Fair Value (in millions)	$3,298.0	$3,242.0	$3,166.0	$3,081.0	$2,999.0	$2,919.0
Gain (Loss) (in millions)	$131.9	$76.0	$0.0	$(84.8)	$(167.2)	$(247.1)

Credit Risk

We have exposure to credit risk primarily as a holder of fixed maturity investments, short-term investments and other investments. Our risk management strategy and investment policy is to primarily invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer.

As shown on the accompanying table, our fixed maturities portfolio is diversified among different types of investments. The securities are rated by one or more National Recognized Statistical Rating Organizations, (i.e., Standard & Poor’s, Moody’s Investors Service, Inc. and Fitch Ratings Ltd). If a security has two ratings, the lower rating is used and if a security has three ratings, the middle rating is used in the preparation of this table. At December 31, 2013, our fixed maturities portfolio had a weighted average rating of AA-, with 78.3% ($2.2 billion fair value) rated A or better, and 36.6% ($1.0 billion fair value) rated AAA. Our portfolio included 6.4% ($180.4 million fair value) of less than investment grade (BB+ or lower) fixed maturities at December 31, 2013.

(in millions)	Fair Value AAA	Fair Value AA	Fair Value A	Fair Value Other	Total
USD denominated:
U.S. Governments	$274.6	$0.0	$0.0	$0.7	$275.3
Non-U.S. Governments	25.4	3.8	2.0	29.0	60.2
Obligations of states and political subdivisions	140.8	361.6	69.0	6.4	577.8
Credit-Financial	6.8	45.1	260.3	127.7	439.9
Credit-Industrial	6.5	12.0	108.6	270.0	397.1
Credit-Utility	0.0	18.1	24.9	123.6	166.6
Structured securities:
CMO/MBS-agency	226.9	0.0	0.0	0.0	226.9
CMO/MBS-non agency	2.7	9.9	1.6	6.0	20.2
CMBS	105.5	38.8	17.1	3.4	164.8
ABS-residential	0.4	0.0	0.0	6.2	6.6
ABS-non residential	113.9	0.6	0.0	2.7	117.2
Foreign denominated:
Governments	100.0	75.6	6.3	24.8	206.7
Credit	25.7	43.5	75.1	10.8	155.1

Total fixed maturities	$1,029.2	$609.0	$564.9	$611.3	$2,814.4

We also hold a diversified investment portfolio of common stocks in various industries and market segments, ranging from small market capitalization stocks to large capitalization companies. Marketable equity securities are carried on our consolidated balance sheets at fair value, and are subject to the risk of potential loss in fair value resulting from adverse changes in prices. At December 31, 2013, the fair value of our equity securities portfolio was $534.3 million.

Foreign Currency Risk

We have exposure to foreign currency risk in both our insurance contracts and invested assets. Some of our insurance contracts provide that ultimate losses may be payable in various foreign currencies. Foreign currency exchange rate risk exists where we do not have cash or securities denominated in the currency for which we will ultimately pay the claims. Thus, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance polices that are payable in foreign currencies with cash and investments that are denominated in such currencies. In certain instances, we use foreign exchange forward and put option contracts to mitigate this risk. Due to the extended time frame for settling the claims plus the fluctuation in currency exchange rates, the potential exists for us to realize gains and/or losses related to foreign exchange rates. In addition, we may experience foreign currency gains or losses related to exchange rate fluctuations in operating expenses as certain operating costs are payable in currencies other than the U.S. Dollar. For the year ended December 31, 2013, we recorded realized gains of $1.7 million from movements in foreign currency rates on our insurance operations. In addition, we recorded realized losses of $5.5 million from movements on foreign currency rates in our investment portfolio and realized losses of $2.6 million from our currency forward contracts. We had unrealized losses at December 31, 2013 of $1.2 million in movements on foreign currency rates in our investment portfolio, which is recorded in other comprehensive income. These losses are principally related to weakening of non-U.S. Dollar denominated investment exchange rates to the U.S. Dollar.

We enter into short-term, currency spot and forward contracts designed to mitigate foreign exchange rate exposure for certain non-U.S. Dollar denominated fixed maturity investments. The forward contracts used are typically less than sixty days and may be renewed, as long as the non-U.S. Dollar denominated higher yielding fixed maturities investments are held in the portfolio. Forward contracts are designated as hedges for accounting purposes. The net realized effect on income for 2013 was not material.

Item 8. Financial Statements and Supplementary Data

The report of the independent auditors, consolidated financial statements of Argo Group International Holdings, Ltd. and supplementary financial statements called for by this Item 8 are included in this report beginning on page F-1 and are incorporated herein by reference.

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

There were no changes in the internal control over financial reporting made during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

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

As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (1992 framework). As a result of the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2013, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2013. The report, which expresses unqualified opinions on the effectiveness of our internal control over financial reporting as of December 31, 2013, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Ernst & Young LLP

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Argo Group International Holdings, Ltd.:

We have audited Argo Group International Holdings, Ltd.’s (the Company’s) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Argo Group International Holdings, Ltd. as of December 31, 2013 and 2012, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Argo Group International Holdings, Ltd. and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

February 28, 2014

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference is the information appearing under the captions “Election of Directors,” “Named Executive Officers,” “Audit Committee,” “Audit Committee Financial Experts,” “Code of Business Ethics and Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed with the Securities and Exchange Commission relating our Annual Meeting of Shareholders to be held on May 6, 2014.

Item 11. Executive Compensation

Incorporated herein by reference is the information appearing under the captions “Compensation of Executive Officers,” “Non-Employee Director Compensation” and “Human Resources Committee Interlocks and Insider Participation” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our Annual Meeting of Shareholders to be held on May 6, 2014.

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

The following table sets forth information as of December 31, 2013 concerning our equity compensation plans:

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Per Share Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by shareholders:
Argo Group International Holdings, Ltd.
Long-Term Incentive Plan	1,704,765	$30.00	1,789,004
Terminated historical plans	44,785	$49.70	0
Equity compensation plans not approved by shareholders	0	$0.0	0

Total	1,749,550	$30.59	1,789,004

Under the terms of the LTIP, only awards that are to be settled in shares are included in the totals above. At December 31, 2013, 1,738,660 cash-settled stock appreciation rights and 18,253 cash-settled restricted stock units are issued and outstanding. Additional information relating to our equity compensation plans is included in Note 15, “Share-based Compensation” in the Notes to Consolidated Financial Statements.

Incorporated herein by reference is the information appearing under the caption “Security Ownership of Principal Stockholders and Management” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our Annual Meeting of Shareholders to be held on May 6, 2014.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated herein by reference is the information appearing under the captions “Human Resources Committee Interlocks and Insider Participation,” “Related Persons Transactions” and “Director Independence” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our Annual Meeting of Shareholders to be held on May 6, 2014.

Item 14. Principal Accounting Fees and Services

Incorporated herein by reference is the information appearing under the caption “Relationship with Independent Auditors” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our Annual Meeting of Shareholders to be held on May 6, 2014.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

Selected Financial Data

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2013 and 2012

Consolidated Statements of Income (Loss)

    For the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income (Loss)

    For the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Shareholders’ Equity

    For the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows

    For the Years Ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

(a)	2. Financial Statement Schedules

Schedule II—Condensed Financial Information of Registrant

    December 31, 2013 and 2012

Schedule III—Supplementary Insurance Information

    For the Years Ended December 31, 2013, 2012 and 2011

Schedule V—Valuation and Qualifying Accounts

    For the Years Ended December 31, 2013, 2012 and 2011

Schedule VI—Supplementary Information for Property-Casualty Insurance Companies

    For the Years Ended December 31, 2013, 2012 and 2011

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

(a)	3. Exhibits

The following exhibits are numbered in accordance with Item 601 of Regulation S-K and, except as noted, are filed herewith.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of March 14, 2007 and amended and restated as of June 8, 2007, by and among Argo Group International Holdings, Ltd. (formerly named PXRE Group Ltd.) (“Argo Group”), PXMS Inc. and Argonaut Group, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report of Argo Group on Form 8-K filed with the Securities and Exchange Commission on August 8, 2007).

2.2	Recommend Cash Offer, dated as of April 17, 2008, by Argo Acquisition, Limited (a wholly owned subsidiary of Argo Group) for Heritage Underwriting Agency plc (incorporated by reference to Exhibit 99.1 to the Current Report of Argo Group on Form 8-K filed with the Securities and Exchange Commission on April 18, 2008).

3.1	Amended and Restated Memorandum of Association of Argo Group (incorporated by reference to Exhibit 3.1 to the Current Report of Argo Group on Form 8-K filed with the Securities and Exchange Commission on August 8, 2007).

3.2	Amended and Restated Bye-Laws of Argo Group (incorporated by reference to Appendix I to Argo Group’s Proxy Statement for the 2010 Annual General Meeting of Shareholders filed with the Securities and Exchange Commission on March 15, 2010).

4.1	Form of Certificate of Common Shares of Argo Group (incorporated by reference to Exhibit 4.1 to the Current Report of Argo Group on Form 8-K filed with the Securities and Exchange Commission on August 8, 2007).

4.2	Junior Subordinated Debentures[1]

4.3	Form of Senior Indenture among the Company, Argo Group US, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 of Argo Group’s registration statement on Form S-3 filed with the Securities and Exchange Commission on September 18, 2012).

4.4	Form of First Supplemental Indenture among the Company, Argo Group US, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Argo Group’s Form 8-A filed with the Securities and Exchange Commission on September 21, 2012).

4.5	Form of 6.500% Senior Notes due September 15, 2042 (incorporated by reference to Exhibit 4.3 of Argo Group’s Form 8-A filed with the Securities and Exchange Commission on September 21, 2012).

10.1	Deed Poll Guarantee of Argo Group in respect of PXRE Reinsurance Ltd., dated as of September 1, 2002 (incorporated by reference to Exhibit 10.3a to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

1	Argo Group and its subsidiary, Argo Group US, Inc., have several series of outstanding junior subordinated debentures as described in the footnotes to our consolidated financial statements filed with our Annual Report on Form 10-K. We will provide the SEC with copies of the instruments governing such junior subordinated debentures upon the SEC’s request in accordance with Regulation S-K Item 601(b)(4)(iii)(A).

10.2	Argo Group International Holdings, Ltd. 2007 Employee Share Purchase Plan (incorporated by reference to Exhibit 99.1 to Argo Group’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 10, 2007).*

10.3	Argo Group International Holdings, Ltd. 2007 Annual Incentive Compensation Plan (incorporated by reference to Appendix II to Argo Group’s Proxy Statement for the 2007 Annual General Meeting of Shareholders filed with the Securities and Exchange Commission on October 2, 2007).*

10.3A	Material Terms of the 2006 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.20 to Argonaut Group, Inc.’s Form 10-K filed with the Securities and Exchange Commission on March 1, 2007).*

10.4	Argo Group International Holdings, Ltd. 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to Argo Group’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 10, 2007).*

10.5	Argonaut Group, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Argo Group’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 29, 2007).*

10.6	Argonaut Group, Inc. Retirement Plan (incorporated by reference to Exhibit 10.2 to Argonaut Group, Inc.’s Form 10 Registration Statement dated September 3, 1986, filed with the Securities and Exchange Commission on September 4, 1986).*

10.7	401(k) Retirement Savings Plan (incorporated by reference to the Exhibit 10.4 to Argonaut Group, Inc.’s Form 10-K filed with the Securities and Exchange Commission on February 28, 1989).*

10.8	Argonaut Group, Inc. Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 99.2 to Argo Group’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 29, 2007).*

10.9	$150,000,000 Credit Agreement dated as of April 30, 2010 among Argo Group International Holdings, Ltd., Argo Group US, Inc., Argo International Holdings Limited and Argo Underwriting Agency Limited, The Lenders Party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, N.A., as Syndication Agent and the other parties thereto (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2010).

10.9A	Amendment No. 1, dated May 6, 2011, to $150,000,000 Credit Agreement dated as of April 30, 2010 among Argo Group International Holdings, Ltd., Argo Group US, Inc., Argo International Holdings Limited and Argo Underwriting Agency Limited, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, N.A., as Syndication Agent and the other parties thereto (incorporated by reference to Exhibit 10.6 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.9B	Amendment No. 2 to Credit Agreement, dated as of July 11, 2011, by and among Argo Group International Holdings, Ltd., Argo Group US, Inc., Argo Group International Holdings Limited and Argo Underwriting Agency Limited, JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2011).

10.10	Executive Employment Agreement effective August 10, 2010 between Argo Group International Holdings, Ltd. and Mark E. Watson, III (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2010).*

10.10A	Letter Agreement dated August 10, 2010 between Argo Group International Holdings, Ltd. and Mark E. Watson, III (incorporated by reference to Exhibit 10.2 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2010).*

10.10B	Letter Agreement, dated February 18, 2011, between Argo Group International Holdings, Ltd. and Mark E. Watson III (incorporated by reference to Exhibit 10.1 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).*

10.10C	First Amendment to the Executive Employment Agreement, dated November 6, 2012, between Argo Group International Holdings, Ltd. and Mark E. Watson III (incorporated by reference to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).*

10.10D	Executive Employment Agreement, effective as of November 5, 2013, between Argo Group International Holdings, Ltd. and Mark E. Watson III (incorporated by reference to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).*

10.11	Letter Agreement dated August 17, 2007 between Argo Group International Holdings, Ltd. and Barbara Bufkin (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2007).*

10.11A	Executive Employment Agreement, effective as of March 10, 2011, between Argo Group International Holdings, Ltd. and Barbara C. Bufkin (incorporated by reference to Exhibit 10.1 to the Current Report of Argo Group on Form 8-K filed on March 14, 2011).*

10.11B	Letter Agreement, dated March 10, 2011, between Argo Group International Holdings, Ltd. and Barbara C. Bufkin (incorporated by reference to Exhibit 10.2 to the Current Report of Argo Group on Form 8-K filed on March 14, 2011).*

10.11C	Separation Agreement and General Release, dated May 8, 2013, between Argo Group International Holdings, Ltd. and Barbara C. Bufkin (incorporated by reference to Exhibit 10.1 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).*

10.12	Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors, effective February 12, 2008 (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2008).*

10.13	First Amendment, effective November 2, 2009, to Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.13 to Argo Group’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010).*

10.14	Executive Employment Agreement, effective November 9, 2010, between Argo Group and Jay S. Bullock (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2010).*

10.14A	Letter Agreement dated November 9, 2010 between Argo Group International Holdings, Ltd. and Jay S. Bullock (incorporated by reference to Exhibit 10.2 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2010).*

10.14B	Letter Agreement, dated August 4, 2011, from Argo Group International Holdings, Ltd. to Jay S. Bullock (incorporated by reference to Exhibit 10.1 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).*

10.15	Employment Contract dated June 1, 2009, between Argo International (formerly known as Heritage Group Services Limited) and Julian Enoizi (incorporated by reference to Exhibit 10.18 to Argo Group’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010).*

10.15A	Compromise Agreement, dated January 13, 2011, between Argo Group Services Limited and Julian Enoizi (incorporated by reference to Exhibit 10.3 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.16	Employment Agreement, effective as of June 21, 2007, between Argo Re, Ltd. (formerly known as Peleus Reinsurance Ltd) and Andrew J. Carrier (incorporated by reference to Exhibit 10.2 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).*

10.17	Compensation Clawback Policy (incorporated by reference to Exhibit 10.1 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.18	Second Amendment, effective December 16, 2013, to Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors.*

10.19	Executive Employment Agreement, effective as of March 1, 2013, between Argo Group US, Inc. and Kevin J. Rehnberg.*

12	Statements of computation of ratios of earnings to fixed charges and earnings to combined fixed charges and preferred share dividends.

21	Subsidiaries of Registrant, as amended.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a—14(a)/15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a—14(a)/15d – 14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	A management contract or compensatory plan required to be filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

By	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

Date: February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark E. Watson III Mark E. Watson III	President, Chief Executive Officer and Director (principal executive officer)	February 28, 2014

/s/ Jay S. Bullock Jay S. Bullock	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 28, 2014

/s/ Gary V. Woods Gary V. Woods	Director	February 28, 2014

/s/ F. Sedgwick Browne F. Sedgwick Browne	Director	February 28, 2014

/s/ H. Berry Cash H. Berry Cash	Director	February 28, 2014

/s/ Hector DeLeon Hector DeLeon	Director	February 28, 2014

/s/ Nabil N. El-Hage Nabil N. El-Hage	Director	February 28, 2014

/s/ Mural R. Josephson Mural R. Josephson	Director	February 28, 2014

/s/ Kathleen A. Nealon Kathleen A. Nealon	Director	February 28, 2014

/s/ John R. Power, Jr. John R. Power, Jr.	Director	February 28, 2014

/s/ John H. Tonelli John H. Tonelli	Director	February 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Argo Group International Holdings, Ltd.:

We have audited the accompanying consolidated balance sheets of Argo Group International Holdings, Ltd. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Table of Contents at Item 15. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Argo Group International Holdings, Ltd. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Argo Group International Holdings, Ltd.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

February 28, 2014

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	December 31,
	2013	2012
Assets
Investments:
Fixed maturities, at fair value:
Available-for-sale (cost: 2013—$2,760.1; 2012—$2,993.1)	$2,814.4	$3,154.0
Equity securities, at fair value (cost: 2013—$346.9; 2012—$373.5)	534.3	521.4
Other investments (cost: 2013—$377.4; 2012—$294.8)	378.9	291.0
Short-term investments, at fair value (cost: 2013—$351.6; 2012—$234.3)	351.6	234.3

Total investments	4,079.2	4,200.7

Cash	157.4	95.8
Accrued investment income	25.7	30.3
Premiums receivable	348.4	361.0
Reinsurance recoverables	1,263.5	1,320.9
Goodwill	153.8	153.8
Intangible assets, net of accumulated amortization	86.0	91.5
Current income taxes receivable, net	0.0	12.9
Deferred acquisition costs, net	113.9	99.4
Ceded unearned premiums	196.3	193.6
Other assets	166.8	129.0

Total assets	$6,591.0	$6,688.9

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$3,230.3	$3,223.5
Unearned premiums	779.1	730.2
Accrued underwriting expenses	122.3	105.0
Ceded reinsurance payable, net	354.7	612.1
Funds held	43.7	33.7
Senior unsecured fixed rate notes	143.8	143.8
Other indebtedness	66.3	63.8
Junior subordinated debentures	193.3	193.3
Current income taxes payable, net	5.2	0.0
Deferred tax liabilities, net	28.7	43.8
Other liabilities	60.6	25.6

Total liabilities	5,028.0	5,174.8

Shareholders’ equity:
Common shares—$1.00 par, 500,000,000 shares authorized; 34,066,889 and 31,384,271 shares issued and outstanding at December 31, 2013 and 2012, respectively	34.1	31.4
Additional paid-in capital	827.3	722.7
Treasury shares (7,558,345 and 6,459,613 shares at December 31, 2013 and 2012, respectively)	(250.6)	(205.5)
Retained earnings	804.4	776.0
Accumulated other comprehensive income, net of taxes	147.8	189.5

Total shareholders’ equity	1,563.0	1,514.1

Total liabilities and shareholders’ equity	$6,591.0	$6,688.9

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in millions, except number of shares and per share amounts)

	For the Years Ended December 31,
	2013	2012	2011
Premiums and other revenue:
Earned premiums	$1,303.8	$1,186.5	$1,082.0
Net investment income	100.0	118.8	125.8
Fee (expense) income, net	(4.9)	5.3	1.4
Net realized investment and other gains	71.3	25.7	49.2

Total revenue	1,470.2	1,336.3	1,258.4

Expenses:
Losses and loss adjustment expenses	742.0	747.6	863.1
Other reinsurance-related expenses	19.2	27.3	5.9
Underwriting, acquisition and insurance expenses	510.8	464.5	425.7
Interest expense	20.2	23.7	22.1
Debt extinguishment costs	0.0	2.2	0.0
Foreign currency exchange (gain) loss	(1.7)	4.3	3.5

Total expenses	1,290.5	1,269.6	1,320.3

Income (loss) before income taxes	179.7	66.7	(61.9)
Provision for income taxes	36.5	14.4	20.0

Net income (loss)	$143.2	$52.3	$(81.9)

Net income (loss) per common share:
Basic	$5.33	$1.86	$(2.74)

Diluted	$5.14	$1.83	$(2.74)

Dividend declared per common share	$0.59	$0.44	$0.44

Weighted average common shares:
Basic	26,851,341	28,095,210	29,887,249

Diluted	27,869,533	28,650,448	29,887,249

	For the Years Ended December 31,
	2013	2012	2011
Net realized investment and other gains before other-than-temporary impairment losses	$79.1	$29.4	$50.4
Other-than-temporary impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturities	(6.0)	(1.5)	(0.1)
Other-than-temporary impairment losses on equity securities	(1.8)	(2.2)	(1.1)
Non-credit portion of losses recognized in other comprehensive income	0.0	0.0	0.0

Impairment losses recognized in earnings	(7.8)	(3.7)	(1.2)

Net realized investment and other gains	$71.3	$25.7	$49.2

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	For the Years Ended December 31,
	2013	2012	2011
Net income (loss)	$143.2	$52.3	$(81.9)

Other comprehensive income (loss):
Foreign currency translation adjustments	(2.8)	(2.3)	(6.4)
Defined benefit pension plans:
Net gain (loss) arising during the year	2.0	(0.9)	(2.2)
Unrealized gains on securities:
Gains arising during the year	1.2	87.4	50.4
Reclassification adjustment for gains included in net income (loss)	(59.8)	(14.4)	(43.2)

Other comprehensive (loss) income before tax	(59.4)	69.8	(1.4)
Income tax (benefit) provision related to other comprehensive income (loss):
Defined benefit pension plans:
Net gain (loss) arising during the year	0.7	(0.3)	(0.8)
Unrealized gains on securities:
Gains arising during the year	1.0	24.4	21.7
Reclassification adjustment for gains included in net income (loss)	(19.4)	(4.0)	(14.5)

Income tax (benefit) provision related to other comprehensive income (loss)	(17.7)	20.1	6.4

Other comprehensive (loss) income, net of tax	(41.7)	49.7	(7.8)

Comprehensive income (loss)	$101.5	$102.0	$(89.7)

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions, except number of shares and per share amounts)

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
Balance, January 1, 2011	$31.2	$711.4	$(111.6)	$831.0	$147.6	$1,609.6
Net loss	0.0	0.0	0.0	(81.9)	0.0	(81.9)
Other comprehensive loss	0.0	0.0	0.0	0.0	(7.8)	(7.8)
Repurchase of common shares (1,607,745 at a weighted average price of $30.72)	0.0	0.0	(49.3)	0.0	0.0	(49.3)
Activity under stock incentive plans	0.1	4.7	0.0	0.0	0.0	4.8
Retirement of common shares (tax payments on non-vested stock)	0.0	(0.4)	0.0	0.0	0.0	(0.4)
Deferred tax—share-based payments	0.0	(0.1)	0.0	0.0	0.0	(0.1)
Employee stock purchase plan	0.0	1.2	0.0	0.0	0.0	1.2
Cash dividend declared—common shares ($0.44/share)	0.0	0.0	0.0	(13.1)	0.0	(13.1)

Balance, December 31, 2011	31.3	716.8	(160.9)	736.0	139.8	1,463.0
Net income	0.0	0.0	0.0	52.3	0.0	52.3
Other comprehensive income	0.0	0.0	0.0	0.0	49.7	49.7
Repurchase of common shares (1,488,308 at a weighted average price of $29.92)	0.0	0.0	(44.6)	0.0	0.0	(44.6)
Activity under stock incentive plans	0.1	5.1	0.0	0.0	0.0	5.2
Retirement of common shares (tax payments on non-vested stock)	0.0	(0.4)	0.0	0.0	0.0	(0.4)
Deferred tax—share-based payments	0.0	0.0	0.0	0.0	0.0	0.0
Employee stock purchase plan	0.0	1.2	0.0	0.0	0.0	1.2
Cash dividend declared—common shares ($0.44/share)	0.0	0.0	0.0	(12.3)	0.0	(12.3)

Balance, December 31, 2012	31.4	722.7	(205.5)	776.0	189.5	1,514.1
Net income	0.0	0.0	0.0	143.2	0.0	143.2
Other comprehensive loss	0.0	0.0	0.0	0.0	(41.7)	(41.7)
Repurchase of common shares (1,098,732 at a weighted average price of $41.04)	0.0	0.0	(45.1)	0.0	0.0	(45.1)
Activity under stock incentive plans	0.2	8.5	0.0	0.0	0.0	8.7
Retirement of common shares (tax payments on non-vested stock)	0.0	(1.9)	0.0	0.0	0.0	(1.9)
Deferred tax—share-based payments	0.0	0.1	0.0	0.0	0.0	0.1
Employee stock purchase plan	0.1	1.3	0.0	0.0	0.0	1.4
10% stock dividend	2.4	96.6	0.0	(99.0)	0.0	0.0
Cash dividend declared—common shares ($0.59/share)	0.0	0.0	0.0	(15.8)	0.0	(15.8)

Balance, December 31, 2013	$34.1	$827.3	$(250.6)	$804.4	$147.8	$1,563.0

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$143.2	$52.3	$(81.9)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Amortization and depreciation	39.6	36.6	30.8
Share-based payments expense	23.3	10.5	4.6
Excess tax (benefit) expense from share-based payment arrangements	(0.2)	0.0	0.1
Deferred income tax provision, net	3.8	5.0	10.2
Net realized investment and other gains	(71.3)	(25.7)	(49.2)
Loss on disposals of fixed assets, net	0.2	0.3	1.0
Debt extinguishment costs	0.0	2.2	0.0
Change in:
Accrued investment income	5.3	2.0	1.2
Receivables	86.7	24.9	53.6
Deferred acquisition costs	(14.1)	2.1	12.9
Ceded unearned premiums	(4.0)	(14.5)	(15.4)
Reserves for losses and loss adjustment expenses	(8.9)	(78.9)	138.9
Unearned premiums	51.4	72.6	4.1
Ceded reinsurance payable and funds held	(246.4)	(67.5)	(97.4)
Income taxes	17.0	(1.7)	(6.7)
Accrued underwriting expenses	(4.0)	21.0	(5.8)
Other, net	(21.8)	(10.7)	(18.7)

Cash (used) provided by operating activities	(0.2)	30.5	(17.7)

Cash flows from investing activities:
Sales of fixed maturity investments	1,795.4	1,117.8	1,326.9
Maturities and mandatory calls of fixed maturity investments	281.8	483.0	450.9
Sales of equity securities	163.4	10.4	41.3
Sales of other investments	7.5	2.5	2.5
Purchases of fixed maturity investments	(1,822.9)	(1,501.5)	(1,605.6)
Purchases of equity securities	(80.0)	(104.4)	(99.6)
Purchases of other investments	(72.9)	(15.6)	(73.2)
Change in foreign regulatory deposits and voluntary pools	(7.7)	(21.0)	(7.5)
Change in short-term investments	(145.3)	58.7	77.6
Settlements of foreign currency exchange forward contracts	(3.9)	0.4	7.7
Purchases of fixed assets	(26.1)	(34.1)	(16.5)
Other, net	31.5	0.1	(2.4)

Cash provided (used) by investing activities	120.8	(3.7)	102.1

Cash flows from financing activities:
Proceeds from issuance of senior unsecured fixed rate notes, net	0.0	138.7	0.0
Redemption of trust preferred securities, net	0.0	(117.2)	0.0
Activity under stock incentive plans	2.6	1.2	1.1
Repurchase of Company’s common shares	(46.5)	(44.2)	(49.5)
Excess tax expense (benefit) from share-based payment arrangements	0.2	0.0	(0.1)
Payment of cash dividends to common shareholders	(15.8)	(12.3)	(13.1)

Cash used by financing activities	(59.5)	(33.8)	(61.6)

Effect of exchange rate changes on cash	0.5	0.1	(3.6)

Change in cash	61.6	(6.9)	19.2
Cash, beginning of year	95.8	102.7	83.5

Cash, end of year	$157.4	$95.8	$102.7

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Significant Accounting Policies

Business

Argo Group International Holdings, Ltd. (“Argo Group,” “we” or the “Company”) is an international underwriter of specialty insurance and reinsurance products in the property and casualty market. Argo Group US, Inc. (“Argo Group US”) is a subsidiary of Argo Financial Holding (Ireland), Ltd. (“Argo Ireland”). Argo Underwriting Agency Limited (“Argo International”) is a subsidiary of Argo International Holdings, Ltd. Argo Re, Ltd. (“Argo Re”), a Bermuda based company, is the parent of both Argo Ireland and Argo International Holdings, Ltd. Argo Re is directly owned by Argo Group.

We conduct our ongoing business through four segments.

Excess and Surplus Lines products are written under two operating platforms: Colony Specialty and Argo Pro.

Commercial Specialty consists of the following operations: Argo Insurance, Rockwood Casualty Insurance Company (“Rockwood”), Argo Surety, Alteris and ARIS Title Insurance Corporation (“ARIS”).

International Specialty products are provided by our Bermuda operations, which include Argo Re and Argo Insurance – Casualty and Professional Lines and Argo Seguros Brasil S.A. based in Brazil.

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

Basis of Presentation and Use of Estimates

The consolidated financial statements of Argo Group and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The major estimates reflected in our consolidated financial statements include, but are not limited to, reserves for losses and loss adjustment expenses; reinsurance recoverables, including the reinsurance recoverables allowance for doubtful accounts; estimates of written and earned premiums; reinsurance premium receivable; fair value of investments and assessment of potential impairment; valuation of goodwill and intangibles and our deferred tax asset valuation allowance. Actual results could differ from those estimates.

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

In 2009, the Financial Accounting Standards Board (“FASB”) issued revised accounting standards regarding consolidation of variable interest entities. We reevaluated our investment in our twelve statutory trusts (collectively, the “Trusts”) and two charitable foundations (collectively, the “Foundations”). We determined that the Trusts and Foundations continue to be variable interest entities due to the fact that the Trusts and Foundations do not have sufficient equity to finance their activities without additional subordinate financial support from other parties. We do not have any power to direct the activities that impact the Trusts or Foundations’ economic performance. We are not entitled to receive a majority of the residual returns of the Trusts and U.S. charitable foundation. Additionally, we are not responsible for absorbing the majority of the expected losses of the Trusts or U.S. charitable foundation; therefore, we are not the primary beneficiary and, accordingly, the Trusts and U.S. charitable foundation are not included in our consolidated financial statements. The expenses and donations of the charitable foundation in Bermuda are paid by Argo Group and have been included in the consolidated results.

The special purpose reinsurance company established in 2011 to provide reinsurance to Argo Group through two catastrophe bond transactions is a variable interest entity under the provisions of Accounting Standards Codification (“ASC”) Topic 810-10, “Consolidation”. Argo Group does not have a variable interest in this entity and is therefore not required to consolidate it in its consolidated financial statements.

10% Stock Dividend

On May 7, 2013, our Board of Directors declared a 10% stock dividend, payable on June 17, 2013, to shareholders of record at the close of business on June 3, 2013. As a result of the stock dividend, 2,447,839 additional shares were issued. Cash was paid in lieu of fractional shares of our common shares. All references to share and per share amounts in this document and related disclosures have been adjusted to reflect the stock dividend for all periods presented.

Cash

Cash consists of cash deposited in banks, generally in concentration and operating accounts. Interest-bearing cash accounts are classified as short-term investments.

Investments

Investments in fixed maturities at December 31, 2013 and 2012 include bonds and structured securities. Equity securities include common and preferred stocks. Other investments consist of foreign regulatory deposits, limited partnerships, private equity funds, voluntary pools and foreign exchange currency forward contracts. Short-term investments consist of money market funds, funds on deposit with Lloyd’s as security to support the corporate member’s capital, U.S. Treasury bills, sovereign debt and interest-bearing cash accounts. Investments maturing in less than one year are classified as short-term investments in our consolidated financial statements.

The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts. This amortization or accretion is included in “Net investment income” in our Consolidated Statements of Income (Loss).

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

Our investments in fixed maturities and equity securities with readily determinable fair value are considered available-for-sale and are carried at fair value. Changes in the fair value of investments classified as available-for-sale are not recognized to income during the period, but rather are recognized as a separate component of shareholders’ equity until realized. Fair value of these investments is estimated using prices obtained from third party pricing services, where available. For securities where we were unable to obtain fair values from a pricing service or broker, fair values were estimated using information obtained from investment advisors. We performed several processes to ascertain the reasonableness of these investment values by i) obtaining and reviewing internal control reports for our service providers that obtain fair values from third party pricing services, ii) discussing with our investment managers their process for reviewing and validating pricing obtained from outside services and obtaining values for all securities from our investment managers and iii) comparing the security pricing received from the investment managers with the prices used in the consolidated financial statements and obtaining additional information for variances that exceeded a certain threshold. As of December 31, 2013, investments we hold for which we did not receive a fair value from a pricing service or broker accounted for less than 1% of our investment portfolio. The actual value at which these securities could actually be sold or settled with a willing buyer or seller may differ from our estimated fair values depending on a number of factors including, but not limited to, the current and future economic conditions, quantity sold or settled, presence of an active market and availability of a willing buyer or seller. The cost of securities sold is based on the specific identification method.

Changes in the value of other investments consisting of limited partnerships, private equity funds and voluntary pools are principally recognized to income during the period utilizing the equity method of accounting. Our foreign regulatory deposits are assets held in trust in jurisdictions where there is a legal and regulatory requirement to maintain funds locally in order to protect policyholders. Lloyd’s is the appointed investment manager for the funds. The underlying assets are invested in government securities, agency securities and corporate bonds whose values are obtained from Lloyd’s. Foreign currency future contracts held by us are valued by our counterparty using market driven foreign currency exchange rates.

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

All investment balances include amounts relating to trade capital providers. The results of operations and other comprehensive income exclude amounts relating to trade capital providers. Trade capital providers’ participation in the syndicate results are included in reinsurance recoverable for ceded losses and reinsurance payable for ceded premiums.

Receivables

Premiums receivable, representing amounts due from insureds, are presented net of an allowance for doubtful accounts. The allowances for doubtful accounts were $4.5 million and $2.5 million at December 31, 2013 and 2012, respectively. Premiums receivable include amounts relating to the trade capital providers’ quota share.

Reinsurance recoverables represent amounts of paid losses and loss adjustment expenses, case reserves and incurred but not reported amounts ceded to reinsurers under reinsurance treaties. Reinsurance recoverables also reflect amounts that are due from trade capital providers. Reinsurance recoverables are presented in our Consolidated Balance Sheets net of an allowance for doubtful accounts of $3.7 million and $4.4 million at December 31, 2013 and 2012, respectively (see Note 3, “Reinsurance” for related disclosures).

An estimate of amounts that are likely to be charged off is established as an allowance for doubtful accounts as of the balance sheet date. Our estimate includes specific insured and reinsurance balances that are considered probable to be charged off after all collection efforts have ceased and in accordance with historical write-off trends based on aging categories. For the years ended December 31, 2013, 2012 and 2011, premiums receivable and reinsurance recoverables on paid losses written off, net of recoveries against the allowance for doubtful accounts or directly to the income statement are as follows:

(in millions)	2013	2012	2011
Premiums receivable	$0.2	$0.3	$0.9
Reinsurance recoverables	(0.0)	(0.4)	11.4

Net written off (recovered)	$0.2	$(0.1)	$12.3

Recoveries occur when subsequent collection or litigation results in the receipt of amounts previously written off. Amounts recovered are applied against the bad debt expense account.

Earned Premiums

Premium revenue is recognized ratably over the policy period, with an adjustment, where appropriate, to reflect the risk profile of certain classes of business, particularly those exposed to seasonal weather related events. Premiums that have yet to be earned are reported as “Unearned premiums” in our Consolidated Balance Sheets.

Unearned premium balances include cessions to reinsurers including trade capital providers, while the earned premium recognized in our Consolidated Statements of Income (Loss) excludes amounts relating to trade capital providers. The trade capital providers’ quota share amount is included in “Ceded reinsurance payable, net”.

Assumed reinstatement premiums that reinstate coverage are written and earned at the time the associated loss event occurs. The original premium is earned over the remaining exposure period of the contract. Reinstatement premiums are estimated based upon contract terms for reported losses and estimated for incurred but not reported losses.

Goodwill and Intangible Assets

Goodwill and intangible assets are allocated to the segment in which the results of operations for the acquired company are reported (see Note 16, “Segment Information” for further discussion). Intangible assets with a finite life are amortized over the estimated useful life of the asset. Goodwill and intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. For goodwill, we may perform a qualitative test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative two-step goodwill impairment test. Based on prior goodwill impairment testing, we determined the performance of the quantitative two-step impairment test was required for 2013. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill (“Step 1”). If the fair value of a reporting unit exceeds its carrying value amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step is not necessary. However, if the carrying amount of the reporting unit exceeds its fair value, the second step (“Step 2”) is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. Step 2 compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied value of goodwill is less than the carrying amount of goodwill, it is written down to its fair value with a corresponding expense reflected in the Consolidated Statements of Income (Loss). The implied goodwill is calculated based on a hypothetical purchase price allocation, similar to the requirements in the accounting guidance for business combinations, whereby the implied fair value of the reporting unit is allocated to the fair value of the assets and liabilities of the reporting unit.

We perform our goodwill impairment test on the first day of the fourth quarter of each year, or October 1 of each year. In performing Step 1 of the impairment test, we estimated the fair value of reporting units using an average of three valuation methods: a comparable company analysis, a precedent transaction analysis and a discounted cash flow analysis. All three methods require management to make various judgments and assumptions. The discounted cash flow analysis included projections of earned premiums, loss ratios, expense growth and discount rates for each reporting unit. Assumptions about such future cash flows are based on our budgets, business plans, economic projections, anticipated future cash flows and market data. Finally, the comparable company analysis and precedent transaction analysis required judgment in selecting comparable companies and comparable transactions for use in the calculations. In all instances, future changes in these judgments and assumptions could cause impairment of goodwill.

For the years ended December 31, 2013, 2012 and 2011, all of our reporting units passed Step 1 of the goodwill impairment analysis. However, based on carrying values of the reporting units as of December 31, 2013, a 38% decline in the fair value of the Excess and Surplus Lines reporting unit, 21% decline in the fair value of the Commercial Specialty reporting unit or 16% decline in the fair value of the Syndicate 1200 reporting unit would have resulted in the carrying values of these reporting units being in excess of their respective fair values, resulting in the need to perform Step 2, which could have resulted in a material impairment to our goodwill. Any decline in the fair value of these reporting units could result in the carrying value of the reporting unit being in excess of fair value, triggering Step 2 of the impairment testing model, which could result in an impairment of goodwill.

As noted above, we have elected to make the first day of the fourth quarter the annual impairment assessment date for goodwill and indefinite-lived intangible assets. An impairment analysis subsequent to this date has not been performed as management believes that no additional indicators of impairment have arisen, such as significant additional pricing competition, unexpected significant declines in operating results, divestiture of a significant component of the business or a significant decline in our market capitalization.

The following table presents our intangible assets and accumulated amortization at December 31:

	December 31, 2013		December 31, 2012
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Lloyd’s capacity	$60.5	n/a	$60.5	n/a
Title plant	1.8	n/a	1.8	n/a
Distribution network	44.8	23.1	44.2	18.0
Additional Lloyd’s capacity	4.8	3.2	4.8	2.3
Other	1.5	1.1	1.5	1.0

	$113.4	$27.4	$112.8	$21.3

The weighted average useful life by category at December 31, 2013 was 9.8 years for the distribution network, 5.0 years for the additional Lloyd’s capacity and 9.0 years for other. The weighted average useful life for all categories was 9.3 years at December 31, 2013.

During the twelve months ended December 31, 2013, 2012 and 2011, amortization expense was $6.1 million, $5.2 million and $4.6 million, respectively, and is included in “Underwriting, acquisition and insurance expenses” in our Consolidated Statements of Income (Loss).

The estimated amortization expense for the years ended December 31, 2014, 2015, 2016, 2017 and 2018 is $5.4 million, $5.4 million, $5.1 million, $4.4 million and $2.4 million, respectively.

Retrospectively Rated Policies

We have written a number of workers compensation, property and other liability policies that are retrospectively rated. Under this type of policy, the policyholder or coverholder may be entitled, subsequent to coverage expiration, to a refund or may owe additional premiums based on the amount of losses incurred under the policy. The retrospective premium adjustments on certain policies are limited to a minimum or maximum premium adjustment, which is calculated as a percentage of the standard amount of premium charged during the life of the policy. Accrued retrospectively rated premiums have been determined based on estimated ultimate loss experience of the individual policyholder accounts. The estimated liability for return of premiums under retrospectively rated policies is included in unearned premiums and was $6.8 million and $7.0 million at December 31, 2013 and 2012, respectively.

Deferred Acquisition Costs

Policy acquisition costs, which include commissions, premium taxes, fees and certain other costs of underwriting policies, are deferred, when such policies are profitable, and amortized over the same period in which the related premiums are earned. To qualify for capitalization, the policy acquisition cost must be directly related to the successful acquisition of an insurance contract. Anticipated investment income is considered in determining whether the deferred acquisition costs are recoverable and whether a premium deficiency exists. We continually review the methods of making such estimates and establishing the deferred costs with any adjustments made in the accounting period in which the adjustment arose.

The 2013 and 2012 net amortization of policy acquisition costs will not equal the change in our Consolidated Balance Sheets as the trade capital providers’ share is not reflected in our Consolidated Statements of Income (Loss) and differences arise from foreign currency exchange rates applied to deferred acquisition costs which are treated as a nonmonetary asset.

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

Property and Equipment

Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and carried at cost less accumulated depreciation and are reported in “Other assets” in our Consolidated Balance Sheets. Depreciation is calculated using a straight-line method over the estimated useful lives of the assets, generally three to forty years. The accumulated depreciation for property and equipment was $65.5 million and $53.1 million at December 31, 2013 and 2012, respectively. The net book value of our property and equipment at December 31, 2013 and 2012 was $79.0 million and $68.7 million, respectively. The depreciation expense at December 31, 2013, 2012 and 2011 was $15.5 million, $12.6 million and $10.1 million, respectively.

Foreign Currency Exchange Gain (Loss)

The U.S. Dollar is the functional currency of all but two of our foreign operations. Monetary assets and liabilities in foreign operations that are denominated in foreign currencies are revalued at the exchange rates in effect at the balance sheet date. The resulting gains and losses from changes in the foreign exchange rates are reflected in net income. Revenues and expenses denominated in foreign currencies are translated at the prevailing exchange rate during the period with the resulting foreign exchange gains and losses included in net income for the period. In the case of our foreign currency denominated available-for-sale investments, the change in exchange rates between the local currency and our functional currency at each balance sheet date represents an unrealized appreciation or depreciation in value of these securities and is included as a component of accumulated other comprehensive gain.

Translation gains and losses related to our operations in Brazil and Malta are recorded as a component of shareholders’ equity in our Consolidated Balance Sheets. At December 31, 2013 and 2012, the foreign currency translation adjustments were a loss of $11.5 million and $8.7 million, respectively.

Share-Based Payments

Compensation expense for share-based payments is recognized based on the measurement-date fair value for awards that will settle in shares. Awards that are expected to be settled in cash are accounted for as liability awards, resulting in the fair value of the award being measured at each reporting date until the award is exercised, forfeited or expires unexercised. Compensation expense for awards that are settled in equity are recognized on a straight line pro rata basis over the vesting period. Compensation expense for awards that are settled in cash are recognized on the accelerated recognition method over the award’s vesting period. See Note 15, “Share-based Compensation” for related disclosures.

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

For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. We had no material unrecognized tax benefits as of December 31, 2013, 2012 and 2011. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2010. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2011.

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

Derivative Instruments

We enter into short-term, currency spot and forward contracts to mitigate foreign exchange rate exposure in our non-U.S. Dollar denominated fixed maturity investments. The forward contracts used are typically less than sixty days and are renewed as long as the non-U.S. Dollar denominated fixed maturity investments are held in our portfolio. Forward contracts are designated as hedges for accounting purposes. We also enter into foreign currency exchange forward contracts to manage currency exposure on losses related to global catastrophe events. These foreign currency forward contacts are carried at fair value in our Consolidated Balance Sheets in “Other investments.” The realized and unrealized gains and losses are included in “Net realized investment and other gains” in our Consolidated Statements of Income (Loss).

Through our subsidiary Argo Re, in 2011 we entered into two reinsurance contracts with a special purpose reinsurance company that provided us with protection against certain severe catastrophe events and the occurrence of multiple significant catastrophe events during the same year. The special purpose reinsurance company provided the reinsurance through two catastrophe bond transactions that were supported by two collateralized facilities. The reinsurance contracts were deemed to be derivatives. We recorded these contracts at fair value, and such fair value is included in “Other assets” in our Consolidated Balance Sheets with any changes in the value reflected in “Other reinsurance-related expenses” in our Consolidated Statements of Income (Loss). See Note 6, “Derivative Instruments” for related disclosures.

Supplemental Cash Flow Information

Income taxes paid. We paid income taxes of $14.2 million in 2013, $21.0 million in 2012 and $16.7 million in 2011.

Income taxes recovered. We recovered income taxes of $0.0 million in 2013, $10.0 million in 2012 and $0.2 million in 2011.

Interest paid. Interest paid for the years ended December 31, was as follows:

(in millions)	2013	2012	2011
Senior unsecured fixed rate notes	$9.3	$2.1	$0.0
Junior subordinated debentures	7.9	21.3	18.3
Other indebtedness	2.6	3.1	3.5
Revolving credit facility	0.0	0.0	0.0

Total interest paid	$19.8	$26.5	$21.8

Non-cash operating activities transaction. In our Consolidated Balance Sheet at December 31, 2012, “Reinsurance recoverables” and “Ceded reinsurance payable, net” each included $252.3 million from the whole account quota share reinsurance transaction (see Note 5, “Reserves for Losses and Loss Adjustment Expenses” for further discussion). As cash had not been settled in 2012 related to this transaction, $252.3 million has been excluded from both the change in “Receivables” and the change in “Ceded reinsurance payable and funds held” for the year ended December 31, 2012. During 2013, $52.7 million was received related to the “Reinsurance recoverable” and is reflected in “Receivables” and $154.2 million was paid related to the “Ceded reinsurance payable, net” and is reflected in “Ceded reinsurance payable and funds held” in our Consolidated Statements of Cash flows. Additionally, the “Reinsurance recoverable” was increased by $9.2 million for a change in the estimated loss which has not been settled in cash as of December 31, 2013 and is therefore excluded from “Receivables” in our Consolidated Statements of Cash Flows.

Recently Issued Accounting Pronouncements

In December 2011, with further clarification issued in January 2013, the FASB issued an accounting update requiring disclosures about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This update is applicable to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending arrangements. The update is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by this update should be provided retrospectively for all comparative periods presented. The adoption of this update did not have an impact on our financial results or disclosures.

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

In February 2013, the FASB issued an accounting update to improve the reporting of reclassifications out of accumulated other comprehensive income. An entity is required to report the effect of significant reclassifications, by component, out of accumulated other comprehensive income on the respective line items in net income if the item is required under GAAP to be reclassified in its entirety in the same reporting period. The required disclosures of the update are allowed either in the Statement of Income (Loss) or in the notes. The amendments in the update are effective for reporting periods beginning after December 15, 2012. See Note 12, “Accumulated Other Comprehensive Income (Loss)” for the required disclosures.

In February 2013, the FASB issued amendments to “Liabilities” (Topic 405) in order to resolve diversity in practice related to accounting for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The amendments require an entity to measure the liability as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, but early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the update’s scope that exist at the beginning of an entity’s fiscal year of adoption. We do not anticipate this update will have an impact on our financial results and disclosures.

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

In July 2013, the FASB issued amendments to “Income Taxes” (Topic 740) that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than liabilities in our Consolidated Balance Sheets when a net operating loss carryforward, similar tax loss or tax credit carryforward exists. The new standard requires adoption on a prospective basis in the first quarter of 2015; however, early adoption is permitted. We do not anticipate this update will have an impact on our financial results and disclosures.

2. Investments

Composition of Invested Assets

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments as of December 31 were as follows:

December 31, 2013		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in millions)	Cost	Gains	Losses	Value
Fixed maturities
USD denominated:
U.S. Governments	$273.4	$2.4	$0.5	$275.3
Non-U.S. Governments	60.9	0.3	1.0	60.2
Obligations of states and political subdivisions	563.7	22.9	8.8	577.8
Credit-Financial	426.3	15.4	1.8	439.9
Credit-Industrial	385.5	13.8	2.2	397.1
Credit-Utility	162.0	5.4	0.8	166.6
Structured securities:
CMO/MBS-agency (1)	219.4	9.2	1.7	226.9
CMO/MBS-non agency	19.4	0.8	0.0	20.2
CMBS (2)	162.7	3.1	1.0	164.8
ABS-residential (3)	6.8	0.3	0.5	6.6
ABS-non residential	116.8	0.5	0.1	117.2
Foreign denominated:
Governments	207.7	4.9	5.9	206.7
Credit	155.5	4.4	4.8	155.1

Total fixed maturities	2,760.1	83.4	29.1	2,814.4
Equity securities	346.9	188.6	1.2	534.3
Other investments	377.4	2.8	1.3	378.9
Short-term investments	351.6	0.0	0.0	351.6

Total investments	$3,836.0	$274.8	$31.6	$4,079.2

December 31, 2012		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in millions)	Cost	Gains	Losses	Value
Fixed maturities
USD denominated:
U.S. Governments	$401.1	$9.3	$0.0	$410.4
Non-U.S. Governments	53.1	3.6	0.1	56.6
Obligations of states and political subdivisions	551.7	44.9	0.5	596.1
Credit-Financial	382.4	25.7	0.7	407.4
Credit-Industrial	428.4	31.1	0.7	458.8
Credit-Utility	189.9	12.6	0.4	202.1
Structured securities:
CMO/MBS-agency (1)	375.1	20.2	0.2	395.1
CMO/MBS-non agency	12.5	1.0	0.2	13.3
CMBS (2)	109.5	5.7	0.2	115.0
ABS-residential (3)	10.1	0.2	0.8	9.5
ABS-non residential	81.3	1.2	0.0	82.5
Foreign denominated:
Governments	262.1	9.2	4.3	267.0
Credit	135.9	6.1	1.8	140.2

Total fixed maturities	2,993.1	170.8	9.9	3,154.0
Equity securities	373.5	153.0	5.1	521.4
Other investments	294.8	1.2	5.0	291.0
Short-term investments	234.3	0.1	0.1	234.3

Total investments	$3,895.7	$325.1	$20.1	$4,200.7

(1)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(2)	Commercial mortgage-backed securities (“CMBS”).

(3)	Asset-backed securities (“ABS”).

Included in “Total investments” in our Consolidated Balance Sheets at December 31, 2013 and 2012 is $87.3 million and $143.9 million, respectively, of assets managed on behalf of the trade capital providers, who are third party capital participants that provide underwriting capital to our Syndicate 1200 segment.

Contractual Maturity

The amortized cost and fair values of fixed maturity investments as of December 31, 2013, by contractual maturity, were as follows:

	Amortized	Fair
(in millions)	Cost	Value
Due in one year or less	$223.7	$225.5
Due after one year through five years	1,245.7	1,268.7
Due after five years through ten years	549.1	570.3
Thereafter	216.5	214.2
Structured securities	525.1	535.7

Total	$2,760.1	$2,814.4

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Unrealized Losses and Other-than-temporary Impairments

An aging of unrealized losses on our investments in fixed maturities, equity securities, other investments and short-term investments as of December 31 is presented below:

December 31, 2013	Less Than One Year		One Year or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
Fixed maturities
USD denominated:
U.S. Governments	$55.3	$0.5	$0.0	$0.0	$55.3	$0.5
Non-U.S. Governments	36.3	1.0	0.0	0.0	36.3	1.0
Obligations of states and political subdivisions (2)	154.6	8.8	3.1	0.0	157.7	8.8
Credit-Financial	88.7	1.7	2.4	0.1	91.1	1.8
Credit-Industrial	85.7	2.0	2.9	0.2	88.6	2.2
Credit-Utility	21.2	0.7	1.9	0.1	23.1	0.8
Structured securities:
CMO/MBS-agency	58.4	1.2	5.6	0.5	64.0	1.7
CMBS (2)	24.2	1.0	1.1	0.0	25.3	1.0
ABS-residential	0.0	0.0	3.6	0.5	3.6	0.5
ABS-non residential (2)	59.1	0.1	2.0	0.0	61.1	0.1
Foreign denominated:
Governments	170.5	5.9	0.0	0.0	170.5	5.9
Credit	125.3	4.8	0.0	0.0	125.3	4.8

Total fixed maturities	879.3	27.7	22.6	1.4	901.9	29.1
Equity securities	25.5	1.2	0.0	0.0	25.5	1.2
Other investments	(1.4)	1.3	0.0	0.0	(1.4)	1.3
Short-term investments (1)	4.5	0.0	0.0	0.0	4.5	0.0

Total	$907.9	$30.2	$22.6	$1.4	$930.5	$31.6

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million

December 31, 2012	Less Than One Year		One Year or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
Fixed maturities
USD denominated:
U.S. Governments (1)	$11.9	$0.0	$0.0	$0.0	$11.9	$0.0
Non-U.S. Governments (2)	8.5	0.1	0.5	0.0	9.0	0.1
Obligations of states and political subdivisions	28.2	0.3	0.8	0.2	29.0	0.5
Credit-Financial	25.0	0.2	8.6	0.5	33.6	0.7
Credit-Industrial	32.2	0.4	3.0	0.3	35.2	0.7
Credit-Utility	8.4	0.2	0.8	0.2	9.2	0.4
Structured securities:
CMO/MBS-agency (2)	26.4	0.2	0.3	0.0	26.7	0.2
CMO/MBS-non agency	1.7	0.2	0.0	0.0	1.7	0.2
CMBS (1)	5.7	0.0	3.5	0.2	9.2	0.2
ABS-residential	0.0	0.0	3.9	0.8	3.9	0.8
ABS-non residential (1) (2)	13.7	0.0	0.2	0.0	13.9	0.0
Foreign denominated:
Governments (2)	180.5	4.3	0.3	0.0	180.8	4.3
Credit	76.3	1.8	0.0	0.0	76.3	1.8

Total fixed maturities	418.5	7.7	21.9	2.2	440.4	9.9
Equity securities	60.2	4.2	6.3	0.9	66.5	5.1
Other investments	11.6	5.0	0.0	0.0	11.6	5.0
Short-term investments	0.0	0.1	0.0	0.0	0.0	0.1

Total	$490.3	$17.0	$28.2	$3.1	$518.5	$20.1

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

We hold a total of 5,809 securities, of which 1,326 were in an unrealized loss position for less than one year and 49 were in an unrealized loss position for a period one year or greater as of December 31, 2013. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increased credit spreads, foreign currency fluctuations and higher market yields relative to the date the securities were purchased, and for structured securities, by the performance of the underlying collateral as well. We also considered that we do not intend to sell the investments and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We do not consider these investments to be other-than-temporarily impaired at December 31, 2013.

We regularly evaluate our investments for other than temporary impairment. For fixed maturity securities, the evaluation for a credit loss is generally based on the present value of expected cash flows of the security as compared to the amortized book value. For structured securities, frequency and severity of loss inputs are used in projecting future cash flows of the securities. Loss frequency is measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. Loss severity includes such factors as trends in real estate values and proceeds at foreclosure. We also recognize other-than-temporary losses on fixed maturity securities that we intend to sell. We recognized other-than-temporary losses on our fixed maturities portfolio of $6.0 million, $1.5 million and $0.1 million for 2013, 2012 and 2011, respectively. For equity securities and other investments, the length of time and the amount of decline in fair value are the principal factors in determining other-than-temporary impairment. We recognized other-than-temporary losses on our equity portfolio of $1.8 million, $2.2 million and $1.1 million for 2013, 2012 and 2011, respectively. In situations where we did not recognize other-than-temporary losses on investments in our equity portfolio, we have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation, have the ability and intent to hold these investments until a recovery of the cost basis.

Net Investment Income and Realized Gains and Losses

Investment income and expenses for the years ended December 31 were as follows:

(in millions)	2013	2012	2011
Investment income:
Interest and dividends on fixed maturities	$87.7	$105.9	$121.4
Dividends on equity securities	17.7	15.2	9.6
Interest on short-term and other investments	5.0	7.3	4.7
Other	(1.0)	(0.4)	(0.5)

	109.4	128.0	135.2
Investment expenses	(9.4)	(9.2)	(9.4)

Net investment income	$100.0	$118.8	$125.8

The following table presents our gross realized investment and other gains (losses) for the years ended December 31:

(in millions)	2013	2012	2011
Realized gains
Fixed maturities	$33.5	$27.2	$30.5
Equity securities	59.1	0.4	26.6
Other investments	38.9	21.5	16.1
Short-term investments	0.1	0.5	1.0
Gain on sale of affiliate	0.0	4.8	0.0

Gross realized investment and other gains	131.6	54.4	74.2
Realized losses
Fixed maturities	(19.6)	(9.1)	(11.6)
Equity securities	(1.4)	(0.5)	(0.7)
Other investments	(30.8)	(15.1)	(10.5)
Short-term investments	(0.7)	(0.3)	(1.0)
Other-than-temporary impairment losses on fixed maturities	(6.0)	(1.5)	(0.1)
Other-than-temporary impairment losses on equity securities	(1.8)	(2.2)	(1.1)

Gross realized investment and other losses	(60.3)	(28.7)	(25.0)

Net realized investment and other gains	$71.3	$25.7	$49.2

We enter into short-term, currency spot and forward contracts to mitigate foreign exchange rate exposure for certain non-U.S. Dollar denominated fixed maturity investments. The forward contracts used are typically less than sixty days and are renewed as long as the non-U.S. Dollar denominated fixed maturity investments are held in our portfolio. These forward contracts are designated as fair value hedges for accounting purposes.

As of December 31, 2013, 2012 and 2011, we hedged $0.1 million, $2.3 million and $3.1 million, respectively, of certain holdings in non-U.S. Dollar denominated fixed maturity investments with $0.1 million, $2.2 million and $3.3 million, respectively, of foreign exchange contracts. The net realized effect on income was not significant for the reporting periods.

We also enter into foreign currency exchange forward contracts to manage currency exposure on losses related to global catastrophe events. These currency forwards contacts are carried at fair value in our Consolidated Balance Sheets in “Other investments.” The realized and unrealized gains and losses are included in “Net realized investment and other gains” in our Consolidated Statements of Income (Loss). The notional amount of the currency forward contracts was $57.2 million, $102.8 million and $142.4 million as of December 31, 2013, 2012 and 2011, respectively. The fair value of the currency forward contracts was a loss of $1.3 million, $1.9 million and $0.1 million as of December 31, 2013, 2012 and 2011, respectively. For the years ended December 31, 2013, 2012 and 2011, we recognized $7.8 million, $8.0 million and $9.4 million in realized gains and $10.4 million, $7.5 million and $4.8 million in realized losses, respectively, from the currency forward contracts.

Regulatory Deposits, Pledged Securities and Letters of Credit

At December 31, 2013, the amortized cost and fair value of investments on deposit with U.S. and various regulatory agencies for regulatory purposes were $196.7 million and $203.4 million, respectively. At December 31, 2012, the amortized cost and fair value of investments on deposit with U.S. and various regulatory agencies for regulatory purposes were $210.3 million and $227.2 million, respectively.

Investments with an amortized cost of $97.7 million and fair value of $98.6 million were pledged as collateral in support of all irrevocable letters of credit at December 31, 2013, respectively, primarily in support of irrevocable letters of credit in the amount of $60.2 million issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves at December 31, 2013.

Investments with an amortized cost of $218.5 million and fair value of $221.5 million were pledged as collateral in support of irrevocable letters of credit at December 31, 2012. These assets support irrevocable letters of credit issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves in the amount of $64.0 million and $124.9 million for our Corporate member’s capital as security to support the underwriting business at Lloyd’s.

At December 31, our Corporate member’s capital supporting our Lloyd’s business consisted of the following:

(in millions)	2013	2012
Fixed maturities, at fair value	$250.7	$200.3
Short-term investments, at fair value	0.1	3.6
Letters of credit	0.0	124.9

Total securities and letters of credit pledged to Lloyd’s	$250.8	$328.8

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

We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of December 31, 2013. A description of the valuation techniques we use to measure assets at fair value is as follows:

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

Other Assets Level 3: We have one reinsurance contract deemed a derivative in 2013 and two reinsurance contracts deemed derivatives in 2012. The fair values were estimated by management taking into account changes in the market for catastrophe bond reinsurance contracts with similar economic characteristics and potential recoveries from events preceding the valuation date. See Note 6 “Derivative Instruments” for related disclosures.

Transfers Between Level 1 and Level 2 Securities: There were no transfers between Level 1 and Level 2 securities during 2013 or 2012.

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis at December 31, 2013 and 2012 have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2013	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$275.3	$143.8	$131.5	$0.0
Non-U.S. Governments	60.2	0.0	60.2	0.0
Obligations of states and political subdivisions	577.8	0.0	577.8	0.0
Credit-Financial	439.9	0.0	439.9	0.0
Credit-Industrial	397.1	0.0	397.1	0.0
Credit-Utility	166.6	0.0	166.6	0.0
Structured securities:
CMO/MBS-agency	226.9	0.0	226.9	0.0
CMO/MBS-non agency	20.2	0.0	20.2	0.0
CMBS	164.8	0.0	164.8	0.0
ABS-residential	6.6	0.0	6.6	0.0
ABS-non residential	117.2	0.0	117.2	0.0
Foreign denominated:
Governments	206.7	0.0	206.7	0.0
Credit	155.1	0.0	155.1	0.0

Total fixed maturities	2,814.4	143.8	2,670.6	0.0
Equity securities	534.3	476.7	56.3	1.3
Other investments	117.8	0.0	117.8	0.0
Short-term investments	351.6	347.0	4.6	0.0
Other assets	2.6	0.0	0.0	2.6

	$3,820.7	$967.5	$2,849.3	$3.9

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2012	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$410.4	$219.5	$190.9	$0.0
Non-U.S. Governments	56.6	0.0	56.6	0.0
Obligations of states and political subdivisions	596.1	0.0	596.1	0.0
Credit-Financial	407.4	0.0	407.4	0.0
Credit-Industrial	458.8	0.0	458.8	0.0
Credit-Utility	202.1	0.0	202.1	0.0
Structured securities:
CMO/MBS-agency	395.1	0.0	395.1	0.0
CMO/MBS-non agency	13.3	0.0	13.3	0.0
CMBS	115.0	0.0	115.0	0.0
ABS-residential	9.5	0.0	9.5	0.0
ABS-non residential	82.5	0.0	82.5	0.0
Foreign denominated:
Governments	267.0	0.0	267.0	0.0
Credit	140.2	0.0	140.2	0.0

Total fixed maturities	3,154.0	219.5	2,934.5	0.0
Equity securities	521.4	469.0	50.6	1.8
Other investments	132.0	0.0	132.0	0.0
Short-term investments	234.3	201.1	33.2	0.0
Other assets	6.9	0.0	0.0	6.9

	$4,048.6	$889.6	$3,150.3	$8.7

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

The fair value measurements in the tables above do not agree to “Total investments” on our Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting and include reinsurance contracts that are classified as “Other assets”.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 at December 31, 2013 and 2012 are as follows:

(in millions)	Equity Securities	Other Assets	Total
Beginning balance, January 1, 2013	$1.8	$6.9	$8.7
Transfers into Level 3	0.0	0.0	0.0
Transfers out of Level 3	0.0	0.0	0.0
Total gains or losses (realized/unrealized):
Included in net income (loss)	0.1	0.0	0.1
Included in other comprehensive income (loss)	0.0	0.0	0.0
Purchases, issuances, sales, and settlements
Purchases	0.0	0.0	0.0
Issuances	0.0	0.0	0.0
Sales	(0.6)	0.0	(0.6)
Settlements	0.0	(4.3)	(4.3)

Ending balance, December 31, 2013	$1.3	$2.6	$3.9

Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2013	$0.0	$0.0	$0.0

Fair Value Measurements Using Unobservable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Other Assets	Total
Beginning balance, January 1, 2012	$0.7	$2.4	$9.0	$12.1
Transfers into Level 3	0.0	0.0	0.0	0.0
Transfers out of Level 3	0.0	0.0	0.0	0.0
Total gains or losses (realized/unrealized):
Included in net income (loss)	0.1	0.0	0.0	0.1
Included in other comprehensive income (loss)	0.0	0.0	0.0	0.0
Purchases, issuances, sales, and settlements
Purchases	0.0	0.0	0.0	0.0
Issuances	0.0	0.0	0.0	0.0
Sales	(0.8)	(0.6)	0.0	(1.4)
Settlements	0.0	0.0	(2.1)	(2.1)

Ending balance, December 31, 2012	$0.0	$1.8	$6.9	$8.7

Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2012	$0.0	$0.0	$0.0	$0.0

At December 31, 2013 and 2012, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis.

3. Reinsurance

We reinsure certain risks with other insurance companies. Such arrangements serve to limit our maximum loss on catastrophes and large or unusually hazardous risks. We are liable for reinsurance ceded in the event our reinsurers do not meet their obligations. Thus, a credit exposure exists with respect to reinsurance ceded to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. Our allowance for uncollectible reinsurance balances receivable on paid losses and incurred claims was $3.7 million and $4.4 million as of December 31, 2013 and 2012, respectively. Under certain reinsurance agreements, collateral, including letters of credit, (“collateral”) is held to secure performance of reinsurers in meeting their obligations. The amount of such collateral was $335.5 million and $262.6 million at December 31, 2013 and 2012, respectively. The collateral we hold does not apply to our entire outstanding reinsurance recoverable. Rather, collateral is provided on an individual contract basis as appropriate. For each individual reinsurer, the collateral held may exceed or fall below the total outstanding recoverable from that individual reinsurer.

The long-term nature of the reinsurance contracts creates a credit risk to us over time arising from potentially uncollectible reinsurance. To mitigate that counterparty risk, we evaluate our reinsurers to assess their financial condition. The factors that underlie these reviews include a financial risk assessment as well as an internal assessment of the capitalization and the operational risk of the reinsurer. As a result of these reviews, we may make changes to the approved markets that are used in both our treaty and facultative reinsurance programs.

Estimated losses recoverable from reinsurers and the ceded portion of unearned premiums are reported as assets in our Consolidated Balance Sheets. Included in reinsurance recoverables are paid loss recoverables of $140.8 million and $208.3 million as of December 31, 2013 and 2012, respectively. Premiums earned and losses and loss adjustment expenses are reported net of reinsurance in our Consolidated Statements of Income (Loss).

Losses and loss adjustment expenses of $742.0 million, $747.6 million and $863.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, are net of amounts ceded to reinsurers of $292.8 million, $223.6 million and $290.0 million, respectively.

We are required to accept certain assigned risks and other legally mandated reinsurance obligations. Prior to the mid-1980s, we assumed various forms of casualty reinsurance for which we continue to maintain reserves for losses and loss adjustment expenses (see Note 17, “Run-off Lines”). For such assumed reinsurance transactions, we engage in various monitoring steps that are common with assumed reinsurance such as ongoing claims reviews. We currently assume property related reinsurance primarily through our subsidiary, Argo Re (see Note 16, “Segment Information”).

Premiums for the years ended December 31 were as follows:

(in millions)	2013	2012	2011
Direct written premiums	$1,576.1	$1,428.6	$1,261.3
Reinsurance ceded to other companies	(537.1)	(501.2)	(473.0)
Reinsurance assumed from other companies	312.3	317.1	283.5

Net written premiums	$1,351.3	$1,244.5	$1,071.8

Direct earned premiums	$1,541.0	$1,372.2	$1,267.6
Reinsurance ceded to other companies	(533.7)	(487.0)	(457.5)
Reinsurance assumed from other companies	296.5	301.3	271.9

Net earned premiums	$1,303.8	$1,186.5	$1,082.0

Percentage of reinsurance assumed to net earned premiums	22.7%	25.4%	25.1%

4. Income Taxes

We are incorporated under the laws of Bermuda and, under current Bermuda law, are not obligated to pay any taxes in Bermuda based upon income or capital gains. We have received an undertaking from the Supervisor of Insurance in Bermuda pursuant to the provisions of the Exempted Undertakings Tax Protection Act, 2011, which exempts us from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation or any tax in the nature of estate duty or inheritance tax, at least until the year 2035.

We do not consider ourselves to be engaged in a trade or business in the United States or the United Kingdom and, accordingly, do not expect to be subject to direct United States or United Kingdom income taxation.

We have subsidiaries based in the United Kingdom that are subject to the tax laws of that country. Under current law, these subsidiaries are taxed at the applicable corporate tax rates. Six of the United Kingdom subsidiaries are deemed to be engaged in business in the United States, and therefore, are subject to United States corporate tax in respect of a proportion of their United States underwriting business only. Relief is available against the United Kingdom tax liabilities in respect of overseas taxes paid that arise from the underwriting business. Corporate income tax losses incurred in the United Kingdom can be carried forward, for application against future income, indefinitely. Our United Kingdom subsidiaries file separate United Kingdom income tax returns.

We have subsidiaries based in the United States that are subject to United States tax laws. Under current law, these subsidiaries are taxed at the applicable corporate tax rates. Our United States subsidiaries file a consolidated United States federal income tax return.

We also have operations in Belgium, Switzerland, Brazil, France, Malta, Spain and Ireland, which also are subject to income taxes imposed by the jurisdiction in which they operate. We have operations in the United Arab Emirates, which are not subject to income tax under the laws of that country.

Our income tax provision includes the following components for the years ended December 31:

(in millions)	2013	2012	2011
Current tax provision	$32.7	$9.4	$9.8
Deferred tax provision related to:
Future tax deductions	0.1	2.9	9.4
Valuation allowance change	3.7	2.1	0.8

Income tax provision	$36.5	$14.4	$20.0

Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the years ended December 31, 2013, 2012 and 2011, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

	2013		2012		2011
	Pre-Tax	Effective Tax	Pre-Tax	Effective Tax	Pre-Tax	Effective Tax
(in millions)	Income (Loss)	Rate	Income (Loss)	Rate	Income (Loss)	Rate
Bermuda	$50.5	0.0%	$10.0	0.0%	$(129.8)	0.0%
United States	120.9	28.2%	52.0	21.3%	99.6	28.4%
United Kingdom	18.5	12.0%	14.0	24.4%	(27.3)	29.5%
Belgium	0.2	103.0%	(0.1)	98.4%	0.3	20.7%
Brazil	(9.7)	0.0%	(6.5)	0.0%	(4.1)	0.0%
Dubai	1.1	0.0%	0.0 (1)	0.0%	0.1	0.0%
Ireland	(0.1)	0.0%	(0.2)	0.0%	(0.3)	0.0%
Malta	(1.7)	0.0%	(2.6)	0.0%	(0.4)	0.0%
Switzerland	0.0 (1)	5.6%	0.1	22.8%	0.0 (1)	37.3%

Pre-tax income (loss)	$179.7		$66.7		$(61.9)

(1)	Pre-tax income for the respective year was less than $0.1 million.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

(in millions)	2013	2012	2011
Income tax provision at expected rate	$43.1	$18.5	$26.0
Tax effect of:
Tax-exempt interest	(5.6)	(5.6)	(5.8)
Dividends received deduction	(2.3)	(2.2)	(1.6)
Valuation allowance change	3.7	2.1	0.8
Other permanent adjustments, net	0.3	1.8	0.3
Adjustment for prior year tax return	(1.6)	0.2	1.6
United States state tax benefit	0.3	(0.3)	(0.3)
Other foreign adjustments	(0.1)	0.0	0.1
Prior year foreign taxes	1.1	0.0	(0.6)
Rate adjustment on loss carrybacks	0.0	0.0	(0.4)
Deferred tax rate reduction	(1.2)	(0.6)	(0.4)
Foreign exchange adjustments	(1.7)	0.5	0.3
Foreign withholding taxes	0.5	0.0	0.0

Income tax provision	$36.5	$14.4	$20.0

Income tax provision (benefit)—Foreign	$2.4	$3.3	$(8.0)
Income tax provision—United States Federal	33.2	11.5	28.5
Income tax (benefit) provision—United States State	0.4	(0.4)	(0.5)
Foreign withholding tax—United States	0.5	0.0	0.0

Income tax provision	$36.5	$14.4	$20.0

The consolidated provision for income taxes for the year ended December 31, 2013 was affected by a $1.6 million decrease for additional taxes reported on the prior year tax return, a $1.2 million reduction for change in deferred tax rate and a $1.7 million decrease for the foreign exchange adjustment on the translation from Sterling to the U.S. Dollar within Argo International.

The consolidated provision for income taxes for the year ended December 31, 2012 was affected by a $0.2 million increase for additional taxes reported on the prior year tax return, $0.6 million reduction for the change in the United Kingdom deferred tax rate and $0.5 million increase for the foreign exchange adjustment on the translation from Sterling to the U.S. Dollar within Argo International.

The consolidated provision for income taxes for the year ended December 31, 2011 was affected by a $1.6 million increase for additional taxes reported on the prior year tax return, a $0.6 million reduction for prior year foreign taxes recovered and a $0.3 million increase for the foreign exchange adjustment on the translation from Sterling to the U.S. Dollar within Argo International.

We recognize potential accrued interest and penalties within our global operations in “Interest expense” and “Underwriting, acquisition and insurance expenses,” respectively, in our Consolidated Statements of Income (Loss).

Deferred taxes arise from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. The net deferred tax liability as of December 31, 2013 and 2012 resulted from the tax-effected temporary differences shown in the following table. Due primarily to changes in unrealized gains on available-for-sale investment securities, the net deferred tax liability decreased by $15.1 million and increased by $25.3 million and $16.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(in millions)	2013	2012
Deferred tax assets:
Unrealized losses on fixed maturities and other investment securities	$0.0	$0.4
Losses and loss adjustment expense reserve discounting	28.4	33.1
Unearned premiums	23.0	23.3
Capital loss carryforward	29.8	30.7
Allowance for bad debt	1.9	1.3
Accrual for contingent commissions	0.4	0.6
Net operating loss carryforward	19.8	19.8
Impairment of investment values	10.6	9.7
United States amortization of intangible assets	3.1	3.3
Accrued bonus	5.7	3.1
Accrued vacation	1.6	2.1
Stock option expense	6.4	4.4
United Kingdom interest	0.8	0.9
Brazil operating losses	8.0	3.9
Malta operating losses	1.7	1.0
Other	7.0	5.2

Deferred tax assets, gross	148.2	142.8

Deferred tax liabilities:
Unrealized gains on equity securities	(65.1)	(51.2)
Unrealized gains on fixed maturities and other investment securities	(16.1)	(47.5)
Deferred acquisition costs	(19.5)	(19.1)
United States amortization of intangible assets	(3.3)	(3.2)
United Kingdom underwriting losses	(4.8)	(3.8)
United Kingdom amortization of intangible assets	(2.8)	(3.8)
Brussels pension	(0.2)	(0.2)
United States state tax	0.0	(0.3)
Other	(8.9)	(5.0)

Deferred tax liabilities, gross	(120.7)	(134.1)

Deferred tax assets, net before valuation allowance	27.5	8.7
Valuation allowance	(56.2)	(52.5)

Deferred tax liabilities, net	$(28.7)	$(43.8)

Net deferred tax liabilities—Foreign	$(7.0)	$(7.0)
Net deferred tax liabilities—United States	(21.7)	(36.8)

Deferred tax liabilities, net	$(28.7)	$(43.8)

Our net deferred tax assets (liabilities) are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, which is generally two years for net operating losses and three years for capital losses for our United States operations. At December 31, 2013, we had a total net deferred tax asset of $27.5 million prior to any valuation allowance. Management has concluded that a valuation allowance is required for a portion of the tax effected net capital loss carryforward of $29.8 million generated from the sale of PXRE Reinsurance Company, and a full valuation allowance is required for the tax effected net operating loss carryforward of $18.8 million from PXRE Corporation and for the tax effected net operating loss carryforward of $1.0 million from ARIS. The capital loss carryforward generated from the sale of PXRE Reinsurance Company expired on December 31, 2013. Of the PXRE Corporation loss carryforwards, $17.2 million will expire if not used by December 31, 2025 and $1.5 million will expire if not used by December 31, 2027. Of the ARIS loss carryforward, $0.2 million will expire if not used by December 31, 2027, $0.4 million will expire if not used by December 31, 2028 and $0.4 million will expire if not used by December 31, 2029. The valuation allowances have been established as Internal Revenue Code Section 382 limits the application of net operating loss and net capital loss carryforwards following an ownership change. The loss carryforwards available per year are $2.8 million as required by Internal Revenue Code Section 382. Further, due to cumulative losses since inception, management has concluded that a valuation allowance is required for the full amount of the tax effected net operating losses generated by our Brazil and Malta entities. Accordingly, a valuation allowance of $56.2 million is required as of December 31, 2013 of which $46.5 million relates to the PXRE Reinsurance Company and ARIS loss carryforwards, $8.0 million relates to Brazil operations, and $1.7 million relates to Malta operations. During the year ended December 31, 2013, the valuation allowance was reduced by $1.0 million pertaining to the use of the PXRE Reinsurance Company and ARIS loss carryforwards, increased by $0.6 million pertaining to the Malta operations and increased by $4.1 million pertaining to the Brazil operations.

We had no material unrecognized tax benefits as of December 31, 2013, 2012 and 2011. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2010. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2011.

5. Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”) for the years ended December 31, 2013, 2012 and 2011, respectively.

(in millions)	2013	2012	2011
Net reserves beginning of the year	$2,110.9	$2,336.7	$2,253.0
Add:
Net reserves from assumed retroactive insurance contract (1)	0.0	13.0	0.0
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	775.6	780.5	866.5
Prior accident years	(33.6)	(32.9)	(3.4)

Losses and LAE incurred during calendar year, net of reinsurance	742.0	747.6	863.1

Deduct:
Net reserves ceded—whole account quota share reinsurance transaction (2)	0.0	192.2	0.0
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	199.3	217.7	234.7
Prior accident years	554.2	578.8	577.9

Losses and LAE payments made during current calendar year, net of reinsurance:	753.5	796.5	812.6

Change in participation interest (3)	10.4	(3.1)	31.2
Foreign exchange adjustments	(2.2)	5.4	2.0

Net reserves—end of year	2,107.6	2,110.9	2,336.7
Add:
Reinsurance recoverables on unpaid losses and LAE, end of year	1,122.7	1,112.6	954.4

Gross reserves—end of year	$3,230.3	$3,223.5	$3,291.1

(1)	Amount represents reserves assumed resulting from participation in Brazilian Motor Third-Party Liability Insurance Pool effective January 1, 2012.
(2)	Amount represents reserves ceded resulting from a whole account quota share reinsurance transaction of 2009 and prior year of account reserves of the syndicate effective December 2012.
(3)	Amount represents (decrease) increase in reserves due to change in syndicate participation.

On December 31, 2012, Syndicate 1200 entered into a retroactive whole account quota share contract covering the 2009 and prior years of account. The counterparty was another syndicate within the Lloyd’s market. As a result of this transaction, reserves for losses and LAE at December 31, 2012 were net of $192.2 million ceded under this quota share agreement. On December 17, 2013 the Prudential Regulatory Authority approved a Split Reinsurance to Close arrangement whereby the liabilities assumed by the whole account quota share provider could be legally transferred to that quota share provider. On January 18, 2014 this transaction was effected with an inception date of January 1, 2014. Additionally, included in reinsurance recoverables on unpaid losses and LAE at December 31, 2012 was $60.1 million in recoverables due the trade capital providers as a result of this quota share agreement.

Reserves for losses and loss adjustment expenses represent the estimated indemnity cost and related adjustment expenses necessary to investigate and settle claims. Such estimates are based upon individual case estimates for reported claims, estimates from ceding companies for reinsurance assumed and actuarial estimates for losses that have been incurred but not yet reported to the insurer. Any change in probable ultimate liabilities is reflected in current operating results.

Net favorable loss development recognized in 2013 for prior accident years was a $33.6 million reduction to losses and LAE. The Excess and Surplus Lines segment had net favorable loss development of $43.9 million primarily due to $55.8 million of favorable development in the general and products liability lines of business, partially offset by $11.9 million of unfavorable development in commercial automobile losses. The Commercial Specialty segment had net unfavorable loss development of $1.1 million primarily attributable to $16.2 million of unfavorable development in general liability due to increases in claim severity and $2.0 million of unfavorable development in automobile liability, partially offset by favorable development of $9.5 million in workers compensation and $6.8 million of favorable development in short-tail lines. The International Specialty segment had net negligible prior year loss development. The Syndicate 1200 segment had net favorable loss development of $6.2 million primarily attributable to $12.8 million of favorable development in various property classes, partially offset by $6.3 million of unfavorable development in liability lines associated with municipality business. The Run-off Lines segment had net unfavorable development of $15.5 million primarily due to $10.5 million of unfavorable development in the asbestos liability driven by higher defense costs for claims from general liability policies written on a direct basis, as well as commutation and settlement activity, and $2.0 million of unfavorable development in the medical malpractice liability line due to the loss of the New York Liquidation Bureau funding for structured settlement annuity payments.

Net favorable loss development recognized in 2012 for prior accident years was a $32.9 million reduction to losses and LAE. The Excess and Surplus Lines segment had net favorable loss development of $48.0 million primarily driven by $39.2 million of favorable development in the general and products liability lines of business. The Commercial Specialty segment had net unfavorable loss development of $22.2 million primarily driven by $31.5 million of unfavorable development in general liability due to increases in claim severity, $5.5 million of unfavorable development in the automobile liability lines of business, partially offset by $10.1 million of favorable development in workers compensation. The International Specialty segment had net favorable loss development of $7.2 million primairly attributable to short-tail non-catastrophe losses. The Syndicate 1200 segment had net favorable loss development of $9.7 million primarily driven by favorable development in the property facultative, North American binder and Directors and Officers classes of business, partially offset by unfavorable development in the general liability property class of business. The Run-off Lines segment had net unfavorable development of $9.8 million primarily due to $9.1 million of unfavorable development in asbestos claims driven by increasing defense costs in the primary book and increasing settlement costs in the assumed book, partially offset by favorable development in workers compensation and run-off reinsurance claims.

Net favorable loss development recognized in 2011 for prior accident years was a $3.4 million reduction to losses and LAE. The Excess and Surplus Lines segment had net favorable loss development of $33.8 million primarily due to $30.2 million of favorable development in the general and products liability lines of business resulting from better than expected claim severity, and favorable development in the automobile liability, professional liability and property lines of business. The Commercial Specialty segment had net unfavorable loss development of $8.4 million primarily driven by $16.3 million of unfavorable development in general liability due to increases in claim severity, partially offset by $5.9 million of favorable development in workers compensation and $3.7 million of favorable development in an assumed Directors and Officers program. The International Specialty segment had net favorable loss development of $4.6 million primarily driven by $7.0 million of favorable development driven by short-tail non-catastrophe losses, partially offset by $2.5 million of unfavorable development in long-tail lines primarily due to the 2010 Deepwater Horizon incident. The Syndicate 1200 segment had net unfavorable loss development of $18.7 million primarily driven by a reduction in the estimate of future reinsurance recoveries of $14.5 million in the professional indemnity, Directors and Officers, general liability, property facultative and financial institutions classes of business and unfavorable development related to the medical malpractice and discontinued liability lines of business where the claims experience was worse than expected. The Run-off Lines segment had net unfavorable development of $7.9 million primarily due to $4.6 million of unfavorable development on run-off reinsurance claims primarily related to Hurricanes Katrina, Rita and Wilma and $11.7 million of unfavorable development in asbestos and environmental lines. The Run-off Lines unfavorable development was partially offset by the collection of a contribution settlement from another insurer for a California workers compensation indemnity claim and favorable development in other lines.

In the opinion of management, our reserves represent the best estimate of our ultimate liabilities, based on currently known facts, current law, current technology and assumptions considered reasonable where facts are not known. Due to the significant uncertainties and related management judgments, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Pension-type reserves (tabular reserves) are indemnity reserves that are calculated using discounts determined with reference to actuarial tables, which incorporate interest and contingencies such as mortality, remarriage, inflation or recovery from disability applied to a reasonably determinable payment stream. We discounted certain workers compensation pension-type reserves using a maximum interest rate of 3.5% in 2013, 2012 and 2011. The amount of unamortized discount was $19.5 million, $20.8 million and $22.0 million at December 31, 2013, 2012 and 2011, respectively.

6. Derivative Instruments

Through our subsidiary Argo Re, in 2011 we entered into two reinsurance contracts with a special purpose reinsurance company that provided us with protection against certain severe catastrophe events and the occurrence of multiple significant catastrophe events during the same year. The first contract was effective June 18, 2011 and provided coverage of $100 million for hurricanes and earthquakes in the U.S., windstorms in Europe and earthquakes in Japan based on the occurrence of second and subsequent events on a per-occurrence basis over an 18-month coverage period. Each event had an activation level, which, if attained, put the notes on risk for a subsequent event. Once the coverage had been activated, a second loss during the coverage period in excess of the loss trigger level resulted in a loss to the note holders. The first contract expired in December 2012. The second contract entered into on December 28, 2011 and effective January 1, 2012, provided coverage of $100 million for hurricanes and earthquakes (including fire) in the U.S. and covers losses for the first and subsequent events on a per-occurrence basis over a 24-month coverage period. Both of these transactions ignore the effects of inuring reinsurance, creating the remote possibility of a double recovery on covered events, and are therefore deemed to be derivatives.

We recorded these contracts at fair value, and such fair value is included in “Other assets” in our Consolidated Balance Sheets with any changes in the value reflected in “Other reinsurance-related expenses” in our Consolidated Statements of Income (Loss). As there is no quoted fair value available for these derivatives, the fair value was estimated by management taking into account changes in the market for catastrophe bond reinsurance contracts with similar economic characteristics and potential recoveries from events preceding the valuation date. Included in “Other reinsurance-related expenses” for the years ended December 31, 2013, 2012 and 2011 were $19.2 million, $27.3 million and $5.9 million, respectively. The expense in each respective period was due to the change in the fair value of the derivative(s), principally due to the passage of the transaction’s risk coverage term. Included in “Other assets” in our Consolidated Balance Sheets were $2.6 million and $6.9 million, which represent the fair value of these contracts at December 31, 2013 and 2012, respectively.

The special purpose reinsurance company that is the counterparty to this transaction is a variable interest entity under the provisions of ASC Topic 810-10, “Consolidation.” Argo Group is not the primary beneficiary of this entity and is therefore not required to consolidate it in our consolidated financial statements.

7. Senior Unsecured Fixed Rate Notes

In September 2012, through our wholly owned subsidiary Argo Group US, we issued $143,750,000 aggregate principal amount of Argo Group US’s 6.5% Senior Notes due September 15, 2042 (the “Notes”). The Notes bear interest at 6.5%, payable quarterly in cash in arrears on the 15th day of March, June, September and December of each year, beginning on December 15, 2012. The Notes are unsecured and unsubordinated obligations of Argo Group US and rank equally in right of payment with all of Argo Group US’s other unsecured and unsubordinated debt. The Notes are guaranteed on a full and unconditional senior unsecured basis by Argo Group. The Notes may be redeemed, for cash, in whole or in part, on or after September 15, 2017, at Argo Group US’s option, at any time and from time to time, prior to maturity at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date. The outstanding principal balance on the Notes was $143.8 million at December 31, 2013 and 2012.

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

On October 1, 2012, we gave notice of redemption to the trustee of our 8.85% PXRE Capital Trust I $103,093,000 Junior Subordinated Debt Securities (“Capital Trust I”). Capital Trust I was redeemed on November 13, 2012 at a redemption price equal to 102.090% of its principal amount, plus accrued and unpaid interest through the date of redemption. Additionally, on October 8, 2012, we gave notice of redemption to the trustee of our 9.75% PXRE Capital Trust III $15,464,000 Junior Subordinated Debt Securities (“Capital Trust III”). Capital Trust III was redeemed on November 23, 2012 at a redemption price equal to 100.975% of its principal amount, plus accrued and unpaid interest through the date of redemption. Interest on Capital Trust I and Capital Trust III ceased to accrue on and after the redemption dates. Subsequent to redemption, we received $3.1 million and $0.5 million for our ownership in Capital Trust I and Capital Trust III, respectively. Redemption of Capital Trust I and Capital Trust III resulted in a call premium of $2.1 million and $0.1 million, respectively, shown in “Debt extinguishment costs” in our Consolidated Statement of Income (Loss) for the year ended December 31, 2012. Capital Trust I had an unamortized discount of $0.4 million that was written off to “Interest expense” in our Consolidated Statement of Income (Loss) for the year ended December 31, 2012.

A summary of our outstanding junior subordinated debentures at December 31, 2013 and 2012 is presented below:

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Redeemable	Rate Structure	Interest Rate at December 31, 2013	Amount
Argo Group
05/15/2003	PXRE Capital Statutory Trust II	05/15/2033	05/15/2008	3M LIBOR + 4.10%	4.34%	$18.1
10/29/2003	PXRE Capital Trust V	10/29/2033	10/29/2008	3M LIBOR + 3.85%	4.09%	20.6
11/06/2003	PXRE Capital Trust VI	09/30/2033	09/30/2008	3M LIBOR + 3.90%	4.15%	10.3
Argo Group US
05/15/2003	Argonaut Group Statutory Trust I	05/15/2033	05/15/2008	3M LIBOR + 4.10%	4.34%	15.5
12/16/2003	Argonaut Group Statutory Trust III	01/08/2034	01/08/2009	3M LIBOR + 4.10%	4.34%	12.3
04/29/2004	Argonaut Group Statutory Trust IV	04/29/2034	04/29/2009	3M LIBOR + 3.85%	4.09%	13.4
05/26/2004	Argonaut Group Statutory Trust V	05/24/2034	05/24/2009	3M LIBOR + 3.85%	4.09%	12.3
05/12/2004	Argonaut Group Statutory Trust VI	05/12/2034	06/01/2009	3M LIBOR + 3.80%	4.04%	13.4
09/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	09/17/2009	3M LIBOR + 3.60%	3.84%	15.5
09/22/2004	Argonaut Group Statutory Trust VIII	09/22/2034	09/22/2009	3M LIBOR + 3.55%	3.80%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	12/15/2009	3M LIBOR + 3.60%	3.84%	15.5
09/15/2005	Argonaut Group Statutory Trust X	09/15/2035	09/15/2010	3M LIBOR + 3.40%	3.64%	30.9

	Total Outstanding					$193.3

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Redeemable	Rate Structure	Interest Rate at December 31, 2012	Amount
Argo Group
05/15/2003	PXRE Capital Statutory Trust II	05/15/2033	05/15/2008	3M LIBOR + 4.10%	4.41%	$18.1
10/29/2003	PXRE Capital Trust V	10/29/2033	10/29/2008	3M LIBOR + 3.85%	4.16%	20.6
11/06/2003	PXRE Capital Trust VI	09/30/2033	09/30/2008	3M LIBOR + 3.90%	4.21%	10.3
Argo Group US
05/15/2003	Argonaut Group Statutory Trust I	05/15/2033	05/15/2008	3M LIBOR + 4.10%	4.41%	15.5
12/16/2003	Argonaut Group Statutory Trust III	01/08/2034	01/08/2009	3M LIBOR + 4.10%	4.44%	12.3
04/29/2004	Argonaut Group Statutory Trust IV	04/29/2034	04/29/2009	3M LIBOR + 3.85%	4.16%	13.4
05/26/2004	Argonaut Group Statutory Trust V	05/24/2034	05/24/2009	3M LIBOR + 3.85%	4.16%	12.3
05/12/2004	Argonaut Group Statutory Trust VI	05/12/2034	06/01/2009	3M LIBOR + 3.80%	4.11%	13.4
09/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	09/17/2009	3M LIBOR + 3.60%	3.91%	15.5
09/22/2004	Argonaut Group Statutory Trust VIII	09/22/2034	09/22/2009	3M LIBOR + 3.55%	3.86%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	12/15/2009	3M LIBOR + 3.60%	3.91%	15.5
09/15/2005	Argonaut Group Statutory Trust X	09/15/2035	09/15/2010	3M LIBOR + 3.40%	3.71%	30.9

	Total Outstanding					$193.3

9. Other Indebtedness

Floating Rate Loan Stock

This debt was assumed through the acquisition of Argo International. These notes are unsecured. All are redeemable subject to certain terms and conditions at a price up to 100% of the principal plus accrued and unpaid interest. Interest on the U.S. Dollar and Euro notes is due semiannually and quarterly, respectively. A summary of the notes outstanding at December 31, 2013 and 2012 is presented below:

(in millions)
Issue Date	Currency	Maturity	Redeemable	Rate Structure	Interest Rate at December 31, 2013	Amount
12/08/2004	U.S. Dollar	11/15/2034	12/08/2009	6 month LIBOR + 4.2%	4.60%	$6.5
09/06/2005	Euro	08/22/2035	09/06/2010	3 month LIBOR + 4.0%	4.22%	16.3
10/31/2006	U.S. Dollar	01/15/2036	01/15/2011	6 month LIBOR + 4.0%	4.40%	10.0
10/31/2006	Euro	11/22/2036	10/31/2011	3 month LIBOR + 4.0%	4.22%	14.3
06/08/2007	Euro	09/15/2037	06/08/2012	3 month LIBOR + 3.9%	4.12%	18.4

						$65.5

(in millions)
Issue Date	Currency	Maturity	Redeemable	Rate Structure	Interest Rate at December 31, 2012	Amount
12/08/2004	U.S. Dollar	11/15/2034	12/08/2009	6 month LIBOR + 4.2%	4.93%	$6.5
09/06/2005	Euro	08/22/2035	09/06/2010	3 month LIBOR + 4.0%	4.19%	15.5
10/31/2006	U.S. Dollar	01/15/2036	01/15/2011	6 month LIBOR + 4.0%	4.73%	10.0
10/31/2006	Euro	11/22/2036	10/31/2011	3 month LIBOR + 4.0%	4.19%	13.6
06/08/2007	Euro	09/15/2037	06/08/2012	3 month LIBOR + 3.9%	4.08%	17.4

						$63.0

At December 31, 2011, the floating rate loan stock was $64.7 million. No principal payments have been made since the acquisition of Argo International. The floating rate loan stock denominated in Euros fluctuates due to foreign currency translation. The outstanding balance on these loans was $49.0 million and $46.5 million as of December 31, 2013 and 2012, respectively. The foreign currency translation adjustment is recorded in our Consolidated Statements of Income (Loss).

Borrowing Under Revolving Credit Facility

On April 30, 2010, each of Argo Group, Argo Group US, Argo International Holdings, Ltd. and Argo International (the “Borrowers”) entered into a $150.0 million Credit Agreement (“Credit Agreement”) with a syndicate of commercial banks. On July 22, 2011, the Borrowers entered into Amendment No. 2 to the Credit Agreement, which increased the revolving credit facility under the Credit Agreement from $150.0 million to $170.0 million, extended the maturity date from April 30, 2013 to April 30, 2014 and modified certain other terms. Borrowings under the Credit Agreement may be used for general corporate purposes, including working capital and permitted acquisitions, and each of the Borrowers has agreed to be jointly and severally liable for the obligations of the other Borrowers under the Credit Agreement. At December 31, 2013 and 2012, we had no borrowings outstanding under the Credit Agreement.

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

Included in the Credit Agreement is a provision that allows up to $15.0 million of the revolving credit facility to be used for letters of credit (“LOCs”), subject to availability under the line. At December 31, 2013 and 2012, we had $0.2 million and $0.8 million, respectively, in LOCs against the credit facility.

Other Debt

As part of the ARIS acquisition, at December 31, 2013 and 2012, we have a note payable for $0.8 million, of which $0.2 million is on a recourse basis. The note has a variable interest rate of 2.00% above 30-day LIBOR, with the variable interest rate being reset quarterly and subject to certain interest rate ceilings. The interest rate at December 31, 2012 was 2.21%. Interest payments are payable quarterly. The note payable matured pursuant to its terms on December 16, 2013, and while accrued interest has been paid as scheduled, the principal amount remained unpaid and outstanding as of year end. The parties have entered into negotiations to restructure this obligation on mutually acceptable terms in view of the fact that our investment in ARIS has yet to generate meaningful returns.

10. Shareholders’ Equity

On February 15, 2013, our Board of Directors declared a quarterly cash dividend in the amount of $0.15 on each shares of common stock outstanding or $0.14 on each share outstanding adjusted for the 10% stock dividend discussed below. On March 15, 2013, we paid $3.7 million to our shareholders of record on March 1, 2013.

On May 7, 2013, our Board of Directors declared a 10% stock dividend, payable on June 17, 2013, to shareholders of record at the close of business on June 3, 2013. As a result of the stock dividend, 2,447,839 additional shares were issued. Cash was paid in lieu of fractional shares of our common shares. All references to share and per share amounts in this document and related disclosures have been adjusted to reflect the stock dividend for all periods presented.

On May 7, 2013, August 6, 2013 and November 4, 2013, our Board of Directors declared a quarterly cash dividend in the amount of $0.15 on each share of common stock outstanding, on a post stock dividend basis. On March 15, 2013, June 20, 2013, September 16, 2013 and December 16, 2013, we paid $3.7 million, $4.1 million, $4.0 million and $4.0 million to our shareholders of record on March 1, 2013, June 3, 2013, September 2, 2013 and December 2, 2013, respectively. For the year ended December 31, 2013, we paid cash dividends totaling $15.8 million to our shareholders.

On February 15, 2012, May 8, 2012, August 7, 2012 and November 6, 2012, our Board of Directors declared a quarterly cash dividend in the amount of $0.11 on each share of common stock outstanding. On March 15, 2012, June 15, 2012, September 18, 2012 and December 17, 2012, we paid $3.2 million, $3.1 million, $3.0 million and $3.0 million to our shareholders of record on March 1, 2012, June 1, 2012, September 4, 2012 and December 3, 2012, respectively. For the year ended December 31, 2012, we paid cash dividends totaling $12.3 million to our shareholders.

On February 18, 2011, May 3, 2011, August 5, 2011 and November 8, 2011, our Board of Directors declared a quarterly cash dividend in the amount of $0.11 on each share of common stock outstanding. On March 15, 2011, June 15, 2011, September 15, 2011 and December 15, 2011, we paid $3.3 million, $3.3 million, $3.3 million and $3.2 million to our shareholders of record on March 1, 2011, June 1, 2011, September 1, 2011 and December 1, 2011, respectively. For the year ended December 31, 2011, we paid cash dividends totaling $13.1 million to our shareholders.

We are authorized to issue 30 million shares of $1.00 par value preferred shares. As of December 31, 2013 and 2012, no preferred shares were issued and outstanding.

On February 18, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2011 Repurchase Authorization”). The 2011 Repurchase Authorization supersedes the November 13, 2007 repurchase authorization, which also had authorized the repurchase of up to $150.0 million of our common shares. On November 5, 2013, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2013 Repurchase Authorization”). The 2013 Repurchase Authorization supersedes the 2011 Repurchase Authorization such that no further amounts could be repurchased under the 2011 Repurchase Authorization. As of December 31, 2013, availability under the 2013 Repurchase Authorization for future repurchases of our common shares was $143.6 million.

For the three months ended December 31, 2013, we repurchased 149,744 common shares on the open market for $6.4 million. For the twelve months ended December 31, 2013, we repurchased 526,583 common shares on the open market for $22.2 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981.

In 2013, we repurchased shares under Securities Exchange Act of 1934 Rule 10b5-1 trading plans as follows:

Date Trading	2013	Number of	Average Price of	Total Cost	Repurchase
Plan Initiated	Purchase Period	Shares Repurchased	Shares Repurchased	(in millions)	Authorization Year
12/14/2012	01/01/13-01/17/13(1)	171,480	$35.41	$6.0	2011
03/15/2013	03/16/13-05/01/13	205,452	$40.75	$8.3	2011
06/14/2013	06/18/13-07/31/13	195,217	$43.47	$8.5	2011

(1)

The above table only reflects the 2013 activity under this Rule 10b5-1 trading plan. In 2012, 117,663 shares were repurchased under this Rule 10b5-1 trading plan for a total cost of $3.9 million with an average price of $33.38. Total shares repurchased in 2012 and 2013 under this Rule 10b5-1 trading plan were 289,143 shares at an average price of $34.58 for a total cost of $9.9 million.

At December 31, 2013, we had the following authorized, unissued common shares reserved for future issuance:

Reserve Name	Shares Reserved
2007 Long-Term Incentive Plan	3,945,354
2007 Employee Share Purchase Plan	1,432,683
Historical stock compensation plans	44,785

Total	5,422,822

Shares reserved under the historical plans represent all grants issued and outstanding under terminated plans as of December 31, 2013. (See Note 15, “Share-based Compensation” for further discussion.)

11. Net Income (Loss) Per Common Share

The following table presents the calculation of net income (loss) per common share on a basic and diluted basis for the years ended December 31, 2013, 2012 and 2011:

(in millions, except number of shares and per share amounts)	2013	2012	2011
Net income (loss)	$143.2	$52.3	$(81.9)
Weighted average common shares outstanding—basic	26,851,341	28,095,210	29,887,249
Effect of dilutive securities:
Equity compensation awards	1,018,192	555,238	0

Weighted average common shares outstanding—diluted	27,869,533	28,650,448	29,887,249

Net income (loss) per common share—basic	$5.33	$1.86	$(2.74)

Net income (loss) per common share—diluted	$5.14	$1.83	$(2.74)

No adjustment was made in 2011 for any common stock equivalents because their effects would have been anti-dilutive. These potentially dilutive shares totaled 385,077.

Excluded from the weighted average common shares outstanding calculation at December 31, 2013, 2012 and 2011 are 7,558,345 shares, 6,459,613 shares and 4,971,305 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date. In 2013, equity compensation awards to purchase 3,300 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2014 through 2020. In 2012, equity compensation awards to purchase 550,632 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2013 through 2019. In 2011, equity compensation awards to purchase 1,920,151 shares of common stock were excluded from the computation of diluted net loss per common share because the net loss caused their effect to be anti-dilutive. These instruments expire at varying times from 2012 through 2018.

12. Accumulated Other Comprehensive Income (Loss)

In February 2013, the FASB issued Accounting Standards Update 2013-02 that amends ASC 220, “Comprehensive Income.” See Note 1, “Business and Significant Accounting Policies” for additional information regarding the provisions of this update. Effective January 1, 2013, we adopted the update prospectively.

A summary of changes in accumulated other comprehensive income (loss), net of taxes (where applicable) by component for the year ended December 31, 2013 is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Beginning balance, January 1, 2013	$(8.7)	$204.1	$(5.9)	$189.5
Other comprehensive income (loss) before reclassifications	(2.8)	0.2	1.3	(1.3)
Amounts reclassified from accumulated other comprehensive income (loss)	0.0	(40.4)	0.0	(40.4)

Net current-period other comprehensive income (loss)	(2.8)	(40.2)	1.3	(41.7)

Ending balance, December 31, 2013	$(11.5)	$163.9	$(4.6)	$147.8

The amounts reclassified from accumulated other comprehensive income (loss) shown in the above table have been included in the following captions in our Consolidated Statements of Income (Loss):

(in millions)	Year Ended December 31, 2013
Unrealized gains and losses on securities
Net realized investment gains	$(59.8)
Provision for income taxes	19.4

Net of taxes	$(40.4)

13. Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the years ended December 31, 2013, 2012 and 2011 were as follows:

(in millions)	2013	2012	2011
Commissions	$229.6	$198.2	$183.2
General expenses	272.8	248.0	210.1
Premium taxes, boards and bureaus	24.2	22.8	24.7

	526.6	469.0	418.0
Net (deferral) amortization of policy acquisition costs	(15.8)	(4.5)	7.7

Total underwriting, acquisition and insurance expenses	$510.8	$464.5	$425.7

Included in general expenses for the years ended December 31, 2013, 2012 and 2011 is $23.0 million, $10.3 million and $4.4 million, respectively, in additional expense for our total equity compensation, due to the increase in our stock price.

14. Pension Benefits

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

(in millions)	2013	2012
Change in plan assets
Fair value of plan assets at beginning of year	$20.1	$19.7
Actual return on plan assets	1.9	2.0
Employer contributions	0.2	0.2
Settlements and benefits paid	(2.0)	(1.8)

Fair value of plan assets at end of year	$20.2	$20.1

(in millions)	2013	2012
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$24.6	$22.7
Interest cost	0.8	1.0
Actuarial (gain) loss	(0.8)	2.7
Benefits paid	(2.0)	(1.8)

Projected benefit obligation at end of year	$22.6	$24.6

As of December 31, 2013 and 2012, the qualified pension plan was underfunded by $0.3 million and $2.2 million, respectively, and the non-qualified pension plans were unfunded by $2.2 million and $2.3 million, respectively. Underfunded and unfunded amounts are included in “Other liabilities” in our Consolidated Balance Sheets.

Assumptions used to determine benefit obligations at December 31 were as follows:

	2013	2012
Weighted average discount rate	4.42%	3.63%
Expected rate of increase in future compensation levels	n/a	n/a

Assumptions used to determine net periodic benefit cost for the years ended December 31:

	2013	2012	2011
Weighted average discount rate	3.63%	4.50%	4.98%
Expected return on plan assets	6.00%	6.00%	6.00%
Expected rate of increase in future compensation levels	n/a	n/a	n/a

In 2013, 2012 and 2011, the expected return on plan assets was ascertained using multiple factors that include market conditions, duration of the fixed maturity portion of the portfolio and long-term return forecasts provided by several asset management companies.

Components of net periodic benefit cost for the years ended December 31 were as follows:

(in millions)	2013	2012	2011
Interest cost	$0.8	$1.0	$1.0
Expected return on plan assets	(1.0)	(1.1)	(1.2)
Settlement charge	0.0	0.0	0.2
Amortization of actuarial loss	0.3	0.3	0.2

Net periodic benefit cost	$0.1	$0.2	$0.2

We estimate that $0.3 million of unrecognized actuarial loss will be amortized from accumulated other comprehensive gain into net periodic benefit cost during 2014.

The projected benefit obligation for the non-qualified unfunded supplemental defined benefit plans, with accumulated benefit obligations in excess of plan assets, was $2.2 million and $2.3 million as of December 31, 2013 and 2012, respectively. The fair value of plan assets for these plans was zero for these same periods. The accumulated benefit obligation for all defined benefit plans is equal to the projected benefit obligation for each of the years presented.

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

The investment policy for the qualified plan contains asset allocation guidelines with target allocations that remain effective until such time as the investment policy is revised. At December 31, 2013, the target allocations were 65% fixed maturity investments, highly liquid fixed maturity investments, and cash; and 35% equity investments. The target asset allocation percentages were selected based on risk diversification needs, expected distribution patterns and asset manager recommendations. The actual asset allocation as of December 31, 2013 was 67.4% fixed maturity investments, highly liquid fixed maturity investments and cash; and 32.6% equity investments, of which 25.4% and 7.2% were allocated between U.S. and international equities, respectively. These allocations were in compliance with the investment policy that allows the investment manager based on its judgment and market conditions to deviate from the target allocations.

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

The fair values of the plan assets at December 31, 2013 and 2012 by asset category are as follows:

		Fair Value Measurements
		at Reporting Date Using
(in millions)	December 31, 2013	Level 1 (a)	Level 2 (b)	Level 3 (c)
Equity Securities:
Mutual Funds:
Large cap U.S. equity	$3.2	$3.2	$0.0	$0.0
Small-mid cap U.S. equity	1.4	1.4	0.0	0.0
International equity	1.5	1.5	0.0	0.0
Real estate	0.5	0.5	0.0	0.0
Convertible bonds and equities	0.2	0.2	0.0	0.0
U.S. and global government and corporate fixed maturity	12.9	12.9	0.0	0.0
Cash and short-term investments:
Short-term investment fund (1)	0.5	0.0	0.5	0.0

Total	$20.2	$19.7	$0.5	$0.0

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs
(1)	Assets invested in one common collective trust composed of high-grade money market money instruments with short maturities.

		Fair Value Measurements
		at Reporting Date Using
(in millions)	December 31, 2012	Level 1 (a)	Level 2 (b)	Level 3 (c)
Equity Securities:
Mutual Funds:
Large cap U.S. equity	$2.6	$2.6	$0.0	$0.0
Small-mid cap U.S. equity	1.0	1.0	0.0	0.0
International equity	1.3	1.3	0.0	0.0
Real estate	0.5	0.5	0.0	0.0
Convertible bonds and equities	0.1	0.1	0.0	0.0
U.S. and global government and corporate fixed maturity	13.9	13.9	0.0	0.0
Cash and short-term investments:
Short-term investment fund (1)	0.7	0.0	0.7	0.0

Total	$20.1	$19.4	$0.7	$0.0

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs
(1)	Assets invested in one common collective trust composed of high-grade money market money instruments with short maturities.

Based on the current funding status of the pension plan, effects of the curtailment and expected changes in pension plan asset values and pension obligations, we do not believe any significant funding of the pension plan will be required during the year ending December 31, 2014.

We expect to make the following benefit payments:

Pension
(in millions)	Benefits
2014	$1.7
2015	1.8
2016	1.6
2017	1.9
2018	1.6
Years 2019 to 2023	7.6

Total	$16.2

Substantially all of our employees are either eligible or mandated by applicable laws to participate in employee savings plans. Under these plans, a percentage of the employee’s pay may be or is mandated based on applicable laws to be contributed to various savings alternatives. The plans also call for Company contributions under several formulae. Charges to income related to our contributions were $6.8 million in 2013, $6.3 million in 2012 and $5.6 million in 2011.

15. Share-based Compensation

The fair value method of accounting is used for equity-based compensation plans. Under the fair value method, compensation cost is measured based on the fair value of the award at the measurement date and recognized over the requisite service period. We use the Black-Scholes model to estimate the fair values on the measurement date for share options and share appreciation rights (“SARs”). The Black-Scholes model uses several assumptions to value a share award. The volatility assumption is based on the historical change in Argo Group’s stock price over the previous five years preceding the measurement date. The risk-free rate of return assumption is based on the five-year U.S. Treasury constant maturity rate on the measurement date. The expected award life is based upon the average holding period over the history of the incentive plan. The expected dividend yield is based on our history and expected dividend payouts. The following table summarizes the assumptions we used for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Risk-free rate of return	0.80% to 1.71%	0.68% to 1.11%	0.81% to 2.07%
Expected dividend yields	1.49% to 1.67%	1.58% to 1.67%	1.37% to 1.56%
Expected award life (years)	4.91 to 5.07	5.03 to 5.06	5.04 to 5.07
Expected volatility	26.3% to 32.1%	32.1% to 32.8%	32.2% to 32.8%

We estimate forfeitures based on historical forfeitures patterns, thereby recognizing expense only for those awards that are expected to vest. The estimate of forfeitures is adjusted as actual forfeitures differ from our estimate, resulting in recognition of compensation expense only for those awards that actually vest.

The compensation expense recognized under the share-based payment plans was $23.0 million ($18.3 million, net of tax), $10.3 million ($8.4 million, net of tax) and $4.4 million ($4.0 million, net of tax) for the years ended December 31, 2013, 2012 and 2011, respectively. The compensation expense is included in “Underwriting, acquisition and insurance expenses” in our Consolidated Statements of Income (Loss).

We present all tax benefits resulting from the exercise of stock options and vesting of non-vested shares as cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options and vested shares in excess of the deferred tax asset attributable to stock compensation costs for such options. Such tax benefits and cash flows were immaterial for all reporting periods.

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

A summary of option activity under the 2007 Plan as of December 31, 2013 and changes during the year is as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Outstanding at January 1, 2013	418,325	$33.56
Granted	0	$0.00
Exercised	(215,182)	$32.89
Expired or forfeited	(45,051)	$34.21

Outstanding at December 31, 2013	158,092	$34.27	1.3	$1,931,749

Vested and exercisable at end of year	158,092	$34.27	1.3	$1,931,749

Options outstanding under this plan vested over a one to five year period, subject to continued employment. As of December 31, 2013, all options under this plan were fully vested. Cash received for the exercise of options under this plan was $6.4 million for the year ended December 31, 2013.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those options where the exercise price was below the quoted price at December 31, 2013.

There were no options granted under this plan during the year ended December 31, 2013 and 2012. The weighted-average grant date fair value of options granted during the year ended December 31, 2011 was $10.47.

A summary of restricted share activity under the 2007 Plan as of December 31, 2013 and changes during the year is as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Outstanding at January 1, 2013	236,139	$30.09
Granted	127,288	$38.18
Vested and issued	(55,551)	$30.55
Expired or forfeited	(49,901)	$35.34

Outstanding at December 31, 2013	257,975	$32.97

As of December 31, 2013, there was $5.7 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group. The weighted-average period over which this unrecognized expense is expected to be recognized is 2.0 years. The total fair value of shares vested during the year ended December 31, 2013 was $1.7 million.

A summary of stock-settled SARs activity under the 2007 Plan as of December 31, 2013 and changes during the year is as follows:

		Weighted-Average
	Shares	Exercise Price
Outstanding at January 1, 2013	1,261,448	$27.04
Granted	333,004	$37.19
Exercised	(181,043)	$26.88
Expired or forfeited	(124,711)	$29.27

Outstanding at December 31, 2013	1,288,698	$29.47

Vested or expected to vest as of end of year	1,164,170	$29.30

Exercisable at end of year	595,312	$26.86

The stock-settled SARs vest over a one to four year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. For the year ended December 31, 2013, 181,043 stock-settled SARs were exercised resulting in 44,983 shares being issued. As of December 31, 2013, there was $4.2 million of total unrecognized compensation cost related to stock-settled SARs outstanding. The weighted-average period over which this unrecognized expense is expected to be recognized is 2.3 years. Aggregate intrinsic value of the stock-settled SARs at December 31, 2013 was $21.9 million.

A summary of cash-settled SARs activity under the 2007 Plan as of December 31, 2013 and changes during the year is as follows:

		Weighted-Average
	Shares	Exercise Price
Outstanding at January 1, 2013	1,886,615	$29.76
Granted	556,107	$39.73
Exercised	(497,652)	$29.49
Expired or forfeited	(201,312)	$29.91

Outstanding at December 31, 2013	1,743,758	$33.00

Vested or expected to vest as of end of year	1,480,261	$32.83

Exercisable at end of year	381,310	$29.57

The cash-settled SARs vest over a one to four year period. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We account for the cash-settled SARs as liability awards, which require the awards to be revalued at each reporting period. For the year ended December 31, 2013, 497,652 cash-settled SARs were exercised resulting in $6.5 million in cash payments. During each of the years ended

December 31, 2012 and 2011, we made cash payments related to cash-settled SARs of $0.1 million. As of December 31, 2013, there was $10.2 million of total unrecognized compensation cost related to cash-settled SARs outstanding. The weighted-average period over which this unrecognized expense is expected to be recognized is 2.4 years. Aggregate intrinsic value of the cash-settled SARs at December 31, 2013 was $23.5 million. The liability for cash-settled SARs was $19.4 million at December 31, 2013.

Included in the total shares outstanding at December 31, 2013 are 30,510 restricted shares, 556,107 cash-settled SARs and 230,037 stock-settled SARs whose vesting is contingent on the employee meeting defined performance conditions. Employees have a specified time period in which to meet the performance condition (typically one year) and forfeit the grant (on a pro rata basis) if the performance conditions are not met in the specified time frame. We evaluate the likelihood of the employee completing the performance condition and include this estimate in the determination of the forfeiture factor for the grants.

We have granted to certain key employees restricted share units, which provide the employee with the economic equivalent of stock ownership. Each restricted share unit is valued at the closing price of our common stock on the national exchange on which it is listed as of the date credited, and fluctuates daily thereafter. The restricted share units outstanding under this plan vest over a 24 to 48 month period, subject to continued employment. Upon vesting, the employee receives a cash payment equivalent to the number of restricted share units vested valued at the closing market price of our common shares. Total expense recognized for the restricted share units totaled $0.9 million, $0.6 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Cash payments paid for vested awards under this plan totaled $1.2 million and $0.7 million for the years ended December 31, 2013 and 2012, respectively.

Employees Share Purchase Plans

Argo Group has established an employee stock purchase plan for eligible employees (Argo Group’s 2007 Employee Share Purchase Plan). Under this plan, shares of Argo Group common stock may be purchased over an offering period of three months at 85% of the lower of the market value on the first day of the offering period or on the designated purchase date at the end of the offering period. Argo Group has also established a Save As You Earn Plan for its United Kingdom employees (Argo Group’s Save As You Earn Plan). Under this plan, shares of Argo Group common stock may be purchased over an offering period of three or five years at 85% of the market value of the common shares on the first day of the offering period. Expense recognized under these plans for the years ended December 31, 2013, 2012 and 2011 was $0.3 million, $0.2 million and $0.1 million, respectively.

Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors

Until December 16, 2013, the non-employee members of our Board of Directors were entitled to participate in the Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors (“Directors Plan”), a non-funded and non-qualified deferred compensation plan. Under the Directors Plan, non-employee directors could elect each year to defer payment of 0%, 50% or 100% of their cash compensation payable during the next calendar year. While no further deferrals will be permitted under the Directors Plan from and after December 16, 2013, and certain amounts thereunder were paid out prior to the end of 2013, additional deferred amounts remain subject to the terms of the Directors Plan and will be paid out in accordance with the terms of the Directors Plan. Deferred amounts are credited with interest earned at a rate two percent above the prime commercial lending rate, to be reset each May 1. In addition, the Directors Plan calls for us to grant a match equal to 75% of the cash compensation amounts deferred in the form of “Stock Units,” which provide directors with the economic equivalent of stock ownership and are credited as a bookkeeping entry to each director’s “Stock Unit Account.” Each Stock Unit is valued at the closing price of our common stock on the national exchange on which it is listed as of the date credited for all purposes under the Directors Plan and fluctuates daily thereafter on that same basis. The Directors Plan provided for a Stock Unit Account to be established for each non-employee director upon their election to the Board and credits their account with an initial bookkeeping entry for 1,650 Stock Units. In conjunction with the termination of the Directors Plan during the year ended December 31, 2013, all cash balances for the years 2010 through 2013 and related interest were settled resulting in $1.9 million in cash payments. Remaining distributions from the Directors Plan will occur six months after the non-employee director ceases to be a member of the Board, the date on which a change in control (as defined in the Directors Plan) occurs or December 1, 2017, whichever comes first, and will be made in cash. The non-employee directors are responsible for all tax requirements on the deferred compensation and any related earnings. Under the Directors Plan, we recorded compensation expense of $2.0 million, $1.2 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. The liability for remaining distributions under the Directors Plan was $3.5 million at December 31, 2013.

Argonaut Group’s Amended and Restated Stock Incentive Plan

The historical Argonaut Group’s Amended and Restated Stock Incentive Plan, which was frozen in August 2007 (the “Amended Plan”), provided for an aggregate of up to 6,250,000 shares of our common stock that may be issued to certain executives and other key employees. The stock awards were issued in the form of non-qualified stock options and non-vested stock. Grants under the Amended Plan have a legal life of seven to eleven years. As of December 31, 2013, all awards under this plan were fully vested.

A summary of option activity under the Amended Plan as of December 31, 2013 and changes during the year is as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Outstanding at January 1, 2013	210,097	$34.42
Granted	0	$0.00
Exercised	(127,974)	$29.32
Expired or forfeited	(41,814)	$48.01

Outstanding at December 31, 2013	40,309	$36.49	0.6	$403,237

Vested and exercisable at end of year	40,309	$36.49	0.6	$403,237

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those options where the exercise price was below the quoted price at December 31, 2013. Total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 were $0.8 million, $0.2 million and $0.1 million, respectively.

For the year ended December 31, 2013, we received cash payments of $3.5 million (net of any related tax payments) related to the settlement of stock options exercised under the Amended Plan.

16. Segment Information

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

Revenue and income (loss) before income taxes for each segment for the years ended December 31 were as follows:

(in millions)	2013	2012	2011
Revenue:
Earned premiums
Excess and Surplus Lines	$460.2	$399.3	$405.3
Commercial Specialty	299.0	317.5	316.7
International Specialty	142.4	130.1	101.3
Syndicate 1200	401.7	337.9	259.3
Run-off Lines	0.5	1.7	(0.6)

Total earned premiums	1,303.8	1,186.5	1,082.0
Net investment income
Excess and Surplus Lines	42.2	51.1	56.0
Commercial Specialty	22.8	27.6	27.7
International Specialty	8.4	12.3	10.9
Syndicate 1200	11.0	15.3	17.2
Run-off Lines	10.8	12.5	13.3
Corporate and Other	4.8	0.0	0.7

Total net investment income	100.0	118.8	125.8
Fee (expense) income, net	(4.9)	5.3	1.4
Net realized investment and other gains	71.3	25.7	49.2

Total revenue	$1,470.2	$1,336.3	$1,258.4

(in millions)	2013	2012	2011
Income (loss) before income taxes
Excess and Surplus Lines	$89.4	$74.1	$65.9
Commercial Specialty	21.4	(24.8)	(3.6)
International Specialty	11.3	11.3	(70.9)
Syndicate 1200	37.3	28.1	(67.0)
Run-off Lines	(10.6)	(0.9)	(5.3)

Total segment income (loss) before taxes	148.8	87.8	(80.9)
Corporate and Other	(40.4)	(46.8)	(30.2)
Net realized investment and other gains	71.3	25.7	49.2

Total income (loss) before income taxes	$179.7	$66.7	$(61.9)

The table below presents earned premiums by geographic location for the years ended December 31. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that write the business and not by the location of insureds or reinsureds from whom the business was generated.

(in millions)	2013	2012	2011
Bermuda	$101.7	$120.4	$101.5
Brazil	38.7	26.6	0.0
Malta	1.8	0.3	0.0
United Kingdom	401.7	320.8	259.3
United States	759.9	718.4	721.2

Total earned premiums	$1,303.8	$1,186.5	$1,082.0

The following table represents identifiable assets as of December 31:

	December 31,
(in millions)	2013	2012
Excess and Surplus Lines	$2,252.2	$2,206.7
Commercial Specialty	1,333.4	1,337.7
International Specialty	743.6	731.8
Syndicate 1200	1,638.8	1,811.4
Run-off Lines	555.9	516.5
Corporate and Other	67.1	84.8

Total	$6,591.0	$6,688.9

Included in total assets at December 31, 2013 and 2012 are $386.8 million and $505.7 million, respectively, in assets associated with trade capital providers.

The following table represents goodwill and intangible assets, net of accumulated amortization as of December 31:

			Intangible Assets, Net of
	Goodwill		Accumulated Amortization
(in millions)	2013	2012	2013	2012
Excess and Surplus Lines	$76.4	$76.4	$3.4	$4.0
Commercial Specialty	48.7	48.7	9.0	10.4
Syndicate 1200	28.7	28.7	73.6	77.1

Total	$153.8	$153.8	$86.0	$91.5

17. Run-off Lines

We have discontinued active underwriting of certain lines of business, including those lines that were previously recorded in Argonaut Group’s Risk Management segment. All current activity within these lines is related to the management of claims and other administrative functions. Also included in Run-off Lines are other liability reserves, which include exposure to claims for asbestos and environmental liabilities written in past years. The other liability reserves are often characterized by long elapsed periods between the occurrence of a claim and ultimate payment to resolve the claim. We use a specialized staff dedicated to administer and settle these claims.

The following table presents our gross reserves for Run-off Lines as of December 31:

(in millions)	2013	2012
Asbestos and Environmental:
Reinsurance assumed	$45.2	$52.2
Other	12.3	12.4

Total Asbestos and Environmental	57.5	64.6
Risk management	264.3	272.6
Run-off reinsurance lines	5.8	14.4
Other run-off lines	4.9	6.7

Total Run-off Lines	$332.5	$358.3

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

(in millions)	2013	2012	2011
Direct written
Case reserves	$1.7	$2.0	$2.8
Unallocated loss adjustment expense (“ULAE”)	1.3	1.7	2.0
Incurred but not reported (“IBNR”)	6.4	4.3	2.5

Total direct written reserves	9.4	8.0	7.3
Assumed domestic
Case reserves	15.7	18.4	21.7
ULAE	2.2	2.7	3.1
IBNR	15.8	17.4	19.7

Total assumed domestic reserves	33.7	38.5	44.5
Assumed London
Case reserves	5.8	5.9	6.2
ULAE	0.4	0.6	0.7
IBNR	1.4	2.5	4.0

Total assumed London reserves	7.6	9.0	10.9

Total asbestos reserves	$50.7	$55.5	$62.7

The following table presents our net underwriting results for Run-off Lines for the three years ended December 31:

(in millions)	2013	2012	2011
Asbestos and Environmental:
Reinsurance assumed	$(3.8)	$(3.6)	$(6.7)
Other	(7.2)	(5.5)	(5.0)

Total Asbestos and Environmental	(11.0)	(9.1)	(11.7)
Risk management	(5.9)	0.9	2.6
Run-off reinsurance lines	(1.9)	(1.1)	(5.5)
Other run-off lines	(0.8)	(1.6)	(2.2)

Total Run-off Lines	$(19.6)	$(10.9)	$(16.8)

Reserves for asbestos and environmental claims cannot be estimated with traditional loss reserving techniques that rely on historical accident year loss development factors. The uncertainty in the asbestos and environmental reserves estimates arises from several factors including lack of historical data, inapplicability of standard actuarial projection techniques, uncertainty with regards to claim costs, coverage interpretations and judicial, statutory and regulatory provisions under which the claims may be ultimately resolved. It is impossible to predict how the courts will interpret coverage issues and these resolutions may have a material impact on the ultimate resolution of the asbestos and environmental liabilities. We use a variety of estimation methods to calculate reserves as a whole; however, reserves for asbestos and environmental claims were determined primarily based on the report year method with some weight applied to other methods. The report year method relies most heavily on our historical claims and severity information. Other methods rely more heavily on industry information. Although management has recorded its best estimate of loss reserves, due to the uncertainties of estimation of liabilities that may arise as discussed herein, further deterioration of claims could occur in the future.

Please see Note 5, “Reserves for Losses and Loss Adjustment Expenses” for further discussion.

18. Commitments and Contingencies

Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

Argo Group has contractual commitments to invest up to $35.7 million related to its limited partnership investments at December 31, 2013. These commitments will be funded as required by the partnership agreements.

19. Leases

We lease office space and equipment under lease agreements that expire at various intervals and are subject to renewal options at market rates prevailing at the time of renewal. At December 31, 2013, the future minimum payments under non-cancelable operating leases are as follows:

(in millions)	Amount Due
2014	$11.1
2015	10.8
2016	8.5
2017	7.5
2018	5.9
Thereafter	13.8

Total	$57.6

20. Statutory Accounting Principles

Financial Information

The statutory capital and surplus for our principal operating subsidiaries at December 31, 2013 and 2012 was as follows:

Statutory capital and surplus (1)	December 31,
(in millions)	2013	2012
Bermuda	$1,218.2	$1,180.1
United Kingdom (2)	225.8	227.7
United States	822.3	781.3

(1)	Such amounts include ownership interests in affiliate insurance and reinsurance subsidiaries.
(2)	Capital on deposit with Lloyd’s in U.S. Dollars

The statutory net income (loss) for our principal operating subsidiaries for 2013, 2012 and 2011 was as follows:

Statutory net income (loss) (1)	For the Years Ended December 31,
(in millions)	2013	2012	2011
Bermuda	$85.1	$(4.2)	$(47.7)
United Kingdom (2)	42.3	40.7	(63.4)
United States	117.4	42.9	67.0

(1)	Such amounts include ownership interests in affiliate insurance and reinsurance subsidiaries.
(2)	In U.S. Dollars

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

The payment of dividends to Argo Group’s shareholders is governed by the Bermuda Companies Act of 1981, as amended, which permits the payment of dividends so long as (i) the Company is not, or would not after the payment, be unable to pay its liabilities as they become due or (ii) the realizable value of the Company’s assets is in excess of its liabilities after taking such payment into account. In light of these restrictions, we have no additional material restrictions on dividend payments that may be made to our shareholders at December 31, 2013.

Argo Re is the direct subsidiary of Argo Group, and therefore, has direct dividend paying capabilities to the parent. As of December 31, 2013, Argo Re’s solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Insurance Act. As of December 31, 2013 and 2012, the minimum statutory capital and surplus required to be maintained by Argo Re was $343.9 million and $312.5 million, respectively.

Argo Re is generally prohibited from declaring or paying, in any financial year, dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit signed by at least two directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio. Argo Re may not reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Based on these regulatory restrictions, the maximum amount available for payment of dividends to Argo Group by Argo Re during 2014 without prior regulatory approval is $304.5 million.

In 2013 and 2011, Argo Re paid cash dividends of $84.5 million and $100.0 million, respectively, to Argo Group which were used to repay intercompany notes and receivables in 2013, and repay intercompany notes in 2011. Argo Re did not pay dividends to Argo Group in 2012.

Our U.S. insurance subsidiaries file financial statements prepared in accordance with statutory accounting principles prescribed or permitted by insurance regulatory authorities of the state in which they are domiciled. The differences between statutory-based financial statements and financial statements prepared in accordance with GAAP vary between jurisdictions. The principal differences are that for statutory-based financial statements, deferred policy acquisition costs are not recognized, a portion of the deferred federal income tax asset is recorded, bonds are generally carried at amortized cost, certain assets are non-admitted and charged directly to surplus, a collectability allowance related to reinsurance recoverables are charged directly to surplus and outstanding losses and unearned premium are presented net of reinsurance.

As an intermediate insurance holding company, Argo Group US is largely dependent on dividends and other permitted payments from its insurance subsidiaries to service its debt, fund operating expenses and pay dividends to Argo Ireland. Various state insurance laws restrict the amount that may be transferred to Argo Group US from its subsidiaries in the form of dividends without prior approval of regulatory authorities. In addition, that portion of the insurance subsidiaries’ net equity that results from the difference between statutory insurance principles and GAAP would not be available for dividends.

In December 2013, Argo Group US received an ordinary dividend in the amount of $9.5 million in cash from Rockwood, an ordinary dividend in the amount of $24.8 million, in the form of $0.1 million in cash and $24.7 million in the form of securities, from Argonaut Insurance Company, and an extraordinary dividend of $76.2 million, in the form of $0.3 million in cash and $75.9 million in the form of securities, from Colony Insurance Company (“Colony”).

In September 2012, Argo Group US received an ordinary dividend in the amount of $10.0 million in cash from Rockwood and an ordinary dividend of $59.0 million, in the form of securities, from Colony.

In June 2011, Argo Group US received an extraordinary dividend in the amount of $30.0 million in cash from Rockwood. In December 2011, Argo Group US received an extraordinary dividend of $99.4 million, in the form of $48.1 million in cash and $51.3 million in securities, from Colony.

Argonaut Insurance Company is a direct subsidiary of Argo Group US and is regulated by the Illinois Division of Insurance. During 2014, based on the state of domicile’s ordinary dividend calculation, Argonaut Insurance Company may be permitted to pay dividends of up to $24.8 million without approval from the Illinois Division of Insurance. Colony, a direct subsidiary of Argo Group US, is regulated by the Virginia Bureau of Insurance. Colony may be permitted to pay dividends of up to $41.5 million without approval from the Virginia Department of Insurance during 2014. Rockwood, a direct subsidiary of Argo Group US, is regulated by the Pennsylvania Department of Insurance. Rockwood may be permitted to pay dividends of up to $18.1 million without approval from the Pennsylvania Department of Insurance during 2014. Each department of insurance may require prior approval for the payment of all dividends, based on business and regulatory conditions of the insurance companies.

Dividend payments from Argo International to its immediate parent are not restricted by regulatory authority. Dividend payments will be at the discretion of Argo International’s Board of Directors and will be subject to the earnings, operations, financial condition, capital and general business requirements of Argo International.

Certain assets of our subsidiaries are pledged to regulatory agencies, serve as collateral for letters of credit or are assigned as the assets of the trade capital providers of our Lloyd’s syndicate, and therefore, are not available funds that may be paid up as dividends to Argo Group. See Note 2, “Investments” and Note 16, “Segment Information” for further discussion.

21. Disclosures about Fair Value of Financial Instruments

Cash. The carrying amount approximates fair value.

Investment securities and short-term investments. See Note 2, “Investments,” for additional information.

Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables approximates fair value. At December 31, 2013 and 2012, the carrying values of premiums receivable over 90 days were $9.8 million and $24.3 million, respectively. Included in “Reinsurance recoverables” in our Consolidated Balance Sheets at December 31, 2013 and 2012, are amounts that are due from third party trade capital providers associated with the operations of Argo International. Upon settlement, the receivable is offset against the liability also reflected in our accompanying Consolidated Balance Sheets. At December 31, 2013 and 2012, the payable was in excess of the receivable. Of our reinsurance recoverables on paid losses, excluding amounts attributable to Argo International’s third party trade capital providers, at December 31, 2013 and 2012, the carrying values over 90 days were $22.2 million and $18.0 million, respectively. Our methodology for establishing our allowances for doubtful accounts includes specifically identifying all potential uncollectible balances regardless of aging. Any of the over 90 day balances, where collectability was deemed questionable, have been included in the allowances. At December 31, 2013 and 2012, the allowance for doubtful accounts for premiums receivable was $4.5 million and $2.5 million, respectively, and the allowance for doubtful accounts for reinsurance recoverables on paid losses was $1.6 million and $2.2 million, respectively. Premiums receivable over 90 days were secured by collateral in the amount of $0.4 million at December 31, 2013 and 2012. Reinsurance recoverables on paid losses over 90 days were secured by collateral in the amount of $0.3 million at December 31, 2013 and 2012.

At December 31, 2013 and 2012, the fair value of our Junior subordinated debentures, Senior unsecured fixed rate notes and Other indebtedness was estimated using appropriate market indices or quoted prices from external sources based on current market conditions.

A summary of our financial instruments whose carrying value did not equal fair value at December 31, 2013 and 2012 is shown below:

	December 31, 2013		December 31, 2012
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures	$193.3	$155.5	$193.3	$151.8
Senior unsecured fixed rate notes	143.8	116.2	143.8	143.2
Other indebtedness:
Floating rate loan stock	65.5	52.7	63.0	49.5
Note payable	0.8	0.6	0.8	0.6

	$403.4	$325.0	$400.9	$345.1

22. Insurance Assessments

We are required to participate in statutorily created insolvency guarantee and weather-related loss protection associations in all states in the U.S. where we are authorized to transact business. These associations were formed for the purpose of paying the claims of insolvent companies. We are assessed a pro-rata share of such claims based upon our premium writings, subject to a maximum annual assessment per line of insurance. Certain of these assessments can be recovered through premium tax offsets or policy surcharges. We do not believe that assessments on current insolvencies will have a material impact on our financial condition or results of operations. We have accrued assessments of $16.6 million and $16.4 million at December 31, 2013 and 2012, respectively.

23. Transactions with Related Parties

In 2013, our Surety unit received a submission through its established broker network to issue approximately $13 million of surety bonds on behalf of Kinetica Partners, LLC (“Kinetica”) in connection with a Gulf of Mexico pipeline project. Mr. Gary Woods, Chairman of our Board of Directors, is the President of Kinetica, and beneficially owns 10% of Kinetica through a family trust. The submission was underwritten, priced and bound in the ordinary course of business by the Surety unit. The terms and conditions of the surety bonds that were issued and the premium charged to Kinetica for issuance of the bonds, were consistent with those routinely applied and charged for similarly situated risks bound for unrelated third parties. Per the Surety unit’s standard requirements in connection with the issuance of surety bonds, Kinetica and Mr. Woods, in his personal capacity, among others, executed our Surety unit’s standard form of indemnity agreement holding our Surety unit harmless against any and all losses and expenses incurred resulting from the issuance of the surety bonds.

24. Quarterly Financial Data—Unaudited

The following tables represent unaudited quarterly financial data for the years ended December 31, 2013 and 2012. In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods have been made. Total revenue, net income (loss) before income taxes and net income (loss) include realized gains or losses on the sale of investments and other. We cannot anticipate when or if similar gains or losses may occur in the future. Since financial results rely heavily on estimates, caution should be used in drawing specific conclusions from quarterly consolidated results.

(in millions, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2013
Total revenue	$341.6	$364.0	$364.0	$400.6	$1,470.2
Net income before income taxes	37.5	42.8	32.9	66.5	179.7
Net income	32.7	31.7	31.0	47.8	143.2
Net income per common share
Basic*	$1.20	$1.18	$1.17	$1.80	$5.33
Diluted*	$1.16	$1.13	$1.12	$1.74	$5.14
Comprehensive income (loss)	$45.7	$(35.2)	$47.2	$43.8	$101.5

(in millions, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2012
Total revenue	$323.1	$318.0	$344.5	$350.7	$1,336.3
Net income (loss) before income taxes	28.1	25.0	17.7	(4.1)	66.7
Net income (loss)	19.6	24.0	13.4	(4.7)	52.3
Net income (loss) per common share
Basic*	$0.68	$0.85	$0.48	$(0.17)	$1.86
Diluted*	$0.67	$0.84	$0.47	$(0.17)	$1.83
Comprehensive income (loss)	$55.1	$6.2	$60.0	$(19.3)	$102.0

*	Basic and diluted net income per common share are computed independently for each quarter and full year based on the respective average number of common shares outstanding; therefore, the sum of the quarterly net income per common share data may not equal the net income per common share for the year.

25. Information Provided in Connection with Outstanding Debt of Subsidiaries

The following tables present condensed consolidating financial information at December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011, for Argo Group (the “Parent Guarantor”) and Argo Group US (the “Subsidiary Issuer”). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations and cash flows of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2013

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$1.1	$2,785.1	$1,293.0	$0.0	$4,079.2
Cash	0.0	132.1	25.3	0.0	157.4
Accrued investment income	0.0	19.7	6.0	0.0	25.7
Premiums receivable	0.0	150.8	197.6	0.0	348.4
Reinsurance recoverables	0.0	1,145.9	117.6	0.0	1,263.5
Goodwill and other intangible assets, net	0.0	137.4	102.4	0.0	239.8
Current income taxes receivable, net	0.0	0.5	(0.5)	0.0	0.0
Deferred acquisition costs, net	0.0	55.6	58.3	0.0	113.9
Ceded unearned premiums	0.0	88.2	108.1	0.0	196.3
Other assets	4.6	97.8	64.4	0.0	166.8
Due from affiliates	3.1	1.5	(1.5)	(3.1)	0.0
Intercompany note receivable	0.0	87.4	(87.4)	0.0	0.0
Investments in subsidiaries	1,625.2	0.0	0.0	(1,625.2)	0.0

Total assets	$1,634.0	$4,702.0	$1,883.3	$(1,628.3)	$6,591.0

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$0.0	$2,157.0	$1,073.3	$0.0	$3,230.3
Unearned premiums	0.0	425.5	353.6	0.0	779.1
Funds held and ceded reinsurance payable, net	0.0	642.4	(244.0)	0.0	398.4
Long-term debt	49.0	288.9	65.5	0.0	403.4
Current income taxes payable, net	0.0	8.9	(3.7)	0.0	5.2
Deferred tax liabilities, net	0.0	22.8	5.9	0.0	28.7
Accrued underwriting expenses and other liabilities	15.4	98.2	69.3	0.0	182.9
Intercompany note payable	6.6	0.0	0.0	(6.6)	0.0

Total liabilities	71.0	3,643.7	1,319.9	(6.6)	5,028.0

Total shareholders’ equity	1,563.0	1,058.3	563.4	(1,621.7)	1,563.0

Total liabilities and shareholders’ equity	$1,634.0	$4,702.0	$1,883.3	$(1,628.3)	$6,591.0

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2012

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$(0.9)	$2,794.7	$1,406.9	$0.0	$4,200.7
Cash	0.0	73.9	21.9	0.0	95.8
Accrued investment income	0.0	21.3	9.0	0.0	30.3
Premiums receivable	0.0	155.1	205.9	0.0	361.0
Reinsurance recoverables	0.0	1,155.1	165.8	0.0	1,320.9
Goodwill and other intangible assets, net	0.0	139.5	105.8	0.0	245.3
Current income taxes receivable, net	0.0	8.7	4.2	0.0	12.9
Deferred acquisition costs, net	0.0	54.6	44.8	0.0	99.4
Ceded unearned premiums	0.0	85.9	107.7	0.0	193.6
Other assets	4.3	82.7	42.0	0.0	129.0
Due from affiliates	5.0	1.2	(1.2)	(5.0)	0.0
Intercompany note receivable	0.0	119.6	(119.6)	0.0	0.0
Investments in subsidiaries	1,621.1	0.0	0.0	(1,621.1)	0.0

Total assets	$1,629.5	$4,692.3	$1,993.2	$(1,626.1)	$6,688.9

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$0.0	$2,226.3	$997.2	$0.0	$3,223.5
Unearned premiums	0.0	415.6	314.6	0.0	730.2
Funds held and ceded reinsurance payable, net	0.0	598.4	47.4	0.0	645.8
Long-term debt	49.0	288.9	63.0	0.0	400.9
Deferred tax liabilities, net	0.0	36.8	7.0	0.0	43.8
Accrued underwriting expenses and other liabilities	11.3	84.1	35.2	0.0	130.6
Intercompany note payable	55.1	0.0	0.0	(55.1)	0.0

Total liabilities	115.4	3,650.1	1,464.4	(55.1)	5,174.8

Total shareholders’ equity	1,514.1	1,042.2	528.8	(1,571.0)	1,514.1

Total liabilities and shareholders’ equity	$1,629.5	$4,692.3	$1,993.2	$(1,626.1)	$6,688.9

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2013

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$0.0	$439.9	$863.9	$0.0	$1,303.8
Net investment income (expense)	84.5	73.4	(57.9)	0.0	100.0
Fee (expense) income, net	0.0	(4.1)	(0.8)	0.0	(4.9)
Net realized investment and other gains (losses)	0.0	72.2	(0.9)	0.0	71.3

Total revenue	84.5	581.4	804.3	0.0	1,470.2

Expenses:
Losses and loss adjustment expenses	0.0	268.6	473.4	0.0	742.0
Other reinsurance-related expenses	0.0	0.0	19.2	0.0	19.2
Underwriting, acquisition and insurance expenses	27.4	176.9	306.5	0.0	510.8
Interest expense	3.3	15.2	2.9	(1.2)	20.2
Foreign currency exchange gain	0.0	(0.3)	(1.4)	0.0	(1.7)

Total expenses	30.7	460.4	800.6	(1.2)	1,290.5

Income before income taxes	53.8	121.0	3.7	1.2	179.7
Provision for income taxes	0.0	34.1	2.4	0.0	36.5

Net income before equity in earnings of subsidiaries	53.8	86.9	1.3	1.2	143.2
Equity in undistributed earnings of subsidiaries	89.4	0.0	0.0	(89.4)	0.0

Net income	$143.2	$86.9	$1.3	$(88.2)	$143.2

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

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF (LOSS) INCOME

FOR THE YEAR ENDED DECEMBER 31, 2011

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$0.0	$440.7	$641.3	$0.0	$1,082.0
Net investment income(3)	100.1	88.9	36.8	(100.0)	125.8
Fee income, net	0.0	0.1	1.3	0.0	1.4
Net realized investment and other gains	0.0	36.9	12.3	0.0	49.2

Total revenue	100.1	566.6	691.7	(100.0)	1,258.4

Expenses:
Losses and loss adjustment expenses	0.0	290.0	573.1	0.0	863.1
Other reinsurance-related expenses	0.0	0.0	5.9	0.0	5.9
Underwriting, acquisition and insurance expenses	22.6	161.5	241.6	0.0	425.7
Interest expense	5.4	15.5	1.2	0.0	22.1
Foreign currency exchange loss	0.0	0.0	3.5	0.0	3.5

Total expenses	28.0	467.0	825.3	0.0	1,320.3

Income (loss) before income taxes	72.1	99.6	(133.6)	(100.0)	(61.9)
Provision (benefit) for income taxes	0.0	28.0	(8.0)	0.0	20.0

Net income (loss) before equity in losses of subsidiaries	72.1	71.6	(125.6)	(100.0)	(81.9)
Equity in undistributed losses of subsidiaries	(154.0)	0.0	0.0	154.0	0.0

Net (loss) income	$(81.9)	$71.6	$(125.6)	$54.0	$(81.9)

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations
(3)	Included in net investment income for Argo Group parent is intercompany dividend activity of $100.0 million

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2013

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$63.2	$62.5	$(125.9)	$0.0	$(0.2)

Cash flows from investing activities:
Proceeds from sales of investments	0.0	1,130.2	836.1	0.0	1,966.3
Maturities and mandatory calls of fixed maturity investments	0.0	168.9	112.9	0.0	281.8
Purchases of investments	0.0	(1,156.7)	(819.1)	0.0	(1,975.8)
Change in short-term investments and foreign regulatory deposits	(1.4)	(119.1)	(32.5)	0.0	(153.0)
Settlements of foreign currency exchange forward contracts	0.7	0.0	(4.6)	0.0	(3.9)
Issuance of intercompany note, net	0.0	35.0	14.3	(49.3)	0.0
Other, net	0.0	(16.3)	21.7	0.0	5.4

Cash (used) provided by investing activities	(0.7)	42.0	128.8	(49.3)	120.8

Cash flows from financing activities:
Borrowings under intercompany note, net	(49.3)	0.0	0.0	49.3	0.0
Activity under stock incentive plans	2.6	0.0	0.0	0.0	2.6
Repurchase of Company’s common shares	0.0	(46.5)	0.0	0.0	(46.5)
Excess tax expense from share-based payment arrangements	0.0	0.2	0.0	0.0	0.2
Payment of cash dividend to common shareholders	(15.8)	0.0	0.0	0.0	(15.8)

Cash (used) provided by financing activities	(62.5)	(46.3)	0.0	49.3	(59.5)

Effect of exchange rate changes on cash	0.0	0.0	0.5	0.0	0.5

Change in cash	0.0	58.2	3.4	0.0	61.6
Cash, beginning of year	0.0	73.9	21.9	0.0	95.8

Cash, end of year	$0.0	$132.1	$25.3	$0.0	$157.4

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$(30.2)	$5.5	$55.2	$0.0	$30.5

Cash flows from investing activities:
Proceeds from sales of investments	0.0	573.8	556.9	0.0	1,130.7
Maturities and mandatory calls of fixed maturity investments	0.0	326.2	156.8	0.0	483.0
Purchases of investments	0.0	(889.1)	(732.4)	0.0	(1,621.5)
Change in short-term investments and foreign regulatory deposits	(0.9)	35.1	3.5	0.0	37.7
Settlements of foreign currency exchange forward contracts	2.3	0.0	(1.9)	0.0	0.4
Issuance of intercompany note, net	0.0	(26.0)	(29.0)	55.0	0.0
Other, net	0.0	(29.1)	(4.9)	0.0	(34.0)

Cash provided (used) by investing activities	1.4	(9.1)	(51.0)	55.0	(3.7)

Cash flows from financing activities:
Borrowings under intercompany note, net	55.0	0.0	0.0	(55.0)	0.0
Proceeds from issuance of senior unsecured fixed rate notes	0.0	138.7	0.0	0.0	138.7
Redemption of trust preferred securities, net	(15.1)	(102.1)	0.0	0.0	(117.2)
Activity under stock incentive plans	1.2	0.0	0.0	0.0	1.2
Repurchase of Company’s common shares	0.0	(44.2)	0.0	0.0	(44.2)
Payment of cash dividend to common shareholders	(12.3)	0.0	0.0	0.0	(12.3)

Cash provided (used) by financing activities	28.8	(7.6)	0.0	(55.0)	(33.8)

Effect of exchange rate changes on cash	0.0	0.0	0.1	0.0	0.1

Change in cash	0.0	(11.2)	4.3	0.0	(6.9)
Cash, beginning of year	0.0	85.1	17.6	0.0	102.7

Cash, end of year	$0.0	$73.9	$21.9	$0.0	$95.8

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$71.6	$27.6	$(16.9)	$(100.0)	$(17.7)

Cash flows from investing activities:
Proceeds from sales of investments	0.0	869.3	501.5	0.0	1,370.8
Maturities and mandatory calls of fixed maturity investments	0.0	275.0	175.9	0.0	450.9
Purchases of investments	0.0	(1,123.5)	(671.4)	0.0	(1,794.9)
Change in short-term investments and foreign regulatory deposits	0.0	61.9	8.2	0.0	70.1
Settlements of foreign currency exchange forward contracts	1.3	0.0	6.4	0.0	7.7
Issuance of intercompany note, net	0.0	(23.5)	84.1	(60.6)	0.0
Other, net	(0.3)	(13.7)	11.5	0.0	(2.5)

Cash provided (used) by investing activities	1.0	45.5	116.2	(60.6)	102.1

Cash flows from financing activities:
Borrowings under intercompany note, net	(60.6)	0.0	0.0	60.6	0.0
Activity under stock incentive plans	1.1	0.0	0.0	0.0	1.1
Repurchase of Company’s common shares	0.0	(49.5)	0.0	0.0	(49.5)
Excess tax benefit from share-based payment arrangements	0.0	(0.1)	0.0	0.0	(0.1)
Payment of cash dividend to common shareholders	(13.1)	0.0	(100.0)	100.0	(13.1)

Cash (used) provided by financing activities	(72.6)	(49.6)	(100.0)	160.6	(61.6)

Effect of exchange rate changes on cash	0.0	0.0	(3.6)	0.0	(3.6)

Change in cash	0.0	23.5	(4.3)	0.0	19.2
Cash, beginning of year	0.0	61.6	21.9	0.0	83.5

Cash, end of year	$0.0	$85.1	$17.6	$0.0	$102.7

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in millions)

BALANCE SHEETS

	December 31,
	2013	2012
Assets
Other investments, unrealized loss on foreign currency exchange forward contracts	$(1.4)	$(1.9)
Short-term investments	2.5	1.0
Investment in subsidiaries	1,625.2	1,621.1
Due from subsidiaries	3.1	5.0
Other assets	4.6	4.3

Total assets	$1,634.0	$1,629.5

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$49.0	$49.0
Intercompany note payable	6.6	55.1
Accrued underwriting expenses	15.4	10.8
Other liabilities	0.0	0.5

Total liabilities	71.0	115.4
Shareholders’ equity	1,563.0	1,514.1

Total liabilities and shareholders’ equity	$1,634.0	$1,629.5

STATEMENTS OF INCOME (LOSS)

	For the Years Ended December 31,
	2013	2012	2011
Revenue:
Net investment income (1)	$84.5	$0.1	$100.1
Net realized investment losses	0.0	(0.8)	0.0

Total revenue	84.5	(0.7)	100.1

Expenses:
Interest expense	3.3	3.9	5.4
Debt extinguishment costs	0.0	0.1	0.0
Other expenses	27.4	27.1	22.6

Total expenses	30.7	31.1	28.0

Net income (loss) before equity in earnings (losses) of subsidiaries (2)	53.8	(31.8)	72.1
Equity in undistributed earnings (losses) of subsidiaries	89.4	84.1	(154.0)

Net income (loss)	$143.2	$52.3	$(81.9)

(1)	For the year ended December 31, 2013 and 2011, net investment income includes intercompany dividend activity of $84.5 million and $100.0 million, respectively.
(2)	Argo Group International Holdings, Ltd. is not subject to taxation.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in millions)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$143.2	$52.3	$(81.9)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization and depreciation	0.7	0.9	0.8
Share-based payments expense	8.7	4.8	2.6
Debt extinguishment costs	0.0	0.1	0.0
Undistributed (earnings) losses of subsidiaries	(89.4)	(84.1)	154.0
Change in:
Prepaid assets	(0.1)	0.9	(0.8)
Accrued underwriting expenses	(0.9)	0.9	(1.6)
Due to subsidiaries	0.2	(7.0)	(3.2)
Interest on intercompany note payable	0.8	0.3	1.7
Other assets and liabilities, net	0.0	0.7	0.0

Cash provided (used) by operating activities	63.2	(30.2)	71.6

Cash flows from investing activities:
Change in short-term investments	(1.4)	(0.9)	0.0
Settlements of foreign currency exchange forward contracts	0.7	2.3	1.3
Purchases of fixed assets	0.0	0.0	(0.3)

Cash (used) provided by investing activities	(0.7)	1.4	1.0

Cash flows from financing activities:
Borrowings under intercompany note payable, net	(49.3)	55.0	(60.6)
Activity under stock incentive plans	2.6	1.2	1.1
Redemption of trust preferred securities, net	0.0	(15.1)	0.0
Payment of cash dividend to common shareholders	(15.8)	(12.3)	(13.1)

Cash (used) provided by financing activities	(62.5)	28.8	(72.6)

Change in cash	0.0	0.0	0.0
Cash, beginning of year	0.0	0.0	0.0

Cash, end of year	$0.0	$0.0	$0.0

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

(in millions)

	DAC	Reserves for Losses and Loss Adjustment Expenses	UPR	Premium Revenue	Net Invest. Income	Loss & LAE	Amortization (Deferral) DAC	Other Operating Exp	Premiums Written
Segment	(a)	(b)	(c)	(d)	(e) (l)	(f)	(g) (2)	(h)(3)	(i)
Year Ended December 31, 2013
Excess and Surplus Lines	$38.8	$1,171.8	$264.8	$460.2	$42.2	$244.0	$(1.4)	$158.6	$478.7
Commercial Specialty	18.1	653.4	159.4	299.0	22.8	194.0	0.4	97.0	288.2
International Specialty	2.2	295.6	117.1	142.4	8.4	79.9	(1.0)	51.1	155.4
Syndicate 1200	54.8	777.0	237.8	401.7	11.0	208.6	(13.8)	170.0	428.5
Run-off Lines	0.0	332.5	0.0	0.5	10.8	15.5	0.0	4.6	0.5
Corporate and Other	0.0	0.0	0.0	0.0	4.8	0.0	0.0	45.3	0.0

	$113.9	$3,230.3	$779.1	$1,303.8	$100.0	$742.0	$(15.8)	$526.6	$1,351.3

Year Ended December 31, 2012
Excess and Surplus Lines	$37.3	$1,209.0	$239.0	$399.3	$51.1	$223.3	$(2.5)	$146.4	$420.8
Commercial Specialty	18.6	660.0	173.0	317.5	27.6	257.0	3.4	104.9	306.4
International Specialty	1.4	257.3	102.5	130.1	12.3	73.5	0.1	43.7	145.5
Syndicate 1200	42.1	738.9	215.7	337.9	15.3	184.0	(5.5)	139.4	370.2
Run-off Lines	0.0	358.3	0.0	1.7	12.5	9.8	0.0	2.8	1.6
Corporate and Other	0.0	0.0	0.0	0.0	0.0	0.0	0.0	31.8	0.0

	$99.4	$3,223.5	$730.2	$1,186.5	$118.8	$747.6	$(4.5)	$469.0	$1,244.5

Year Ended December 31, 2011
Excess and Surplus Lines	$34.9	$1,271.8	$215.9	$405.3	$56.0	$247.1	$2.6	$137.2	$390.0
Commercial Specialty	22.1	622.8	176.4	316.7	27.7	236.4	(1.1)	107.8	317.2
International Specialty	1.4	237.9	79.3	101.3	10.9	149.1	(0.4)	31.2	97.4
Syndicate 1200	43.1	755.3	186.6	259.3	17.2	222.6	6.6	112.4	266.8
Run-off Lines	0.0	403.3	0.0	(0.6)	13.3	7.9	0.0	8.3	0.4
Corporate and Other	0.0	0.0	0.0	0.0	0.7	0.0	0.0	21.1	0.0

	$101.5	$3,291.1	$658.2	$1,082.0	$125.8	$863.1	$7.7	$418.0	$1,071.8

(a)	Deferred Policy Acquisition Cost
(b)	Future Policy Benefits, Losses, Claims and Loss Expenses
(c)	Unearned Premiums
(d)	Premium Revenue, net (premiums earned)
(e)	Net Investment Income
(f)	Benefits, Claims, Losses and Settlement Expenses
(g)	Amortization (Deferral) of Deferred Policy Acquisition Costs
(h)	Other Operating Expenses
(i)	Premiums Written, net
(1)	Net Investment Income allocated based upon each segment’s share of investable funds.
(2)	The amortization (deferral) of DAC will not equal the change in the balance sheet. See Note 1, “Business and Significant Accounting Policies” for further discussion.
(3)	Other Insurance Expenses allocated based on specific identification, where possible, and related activities.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Balance at Beginning of Year	Charged to Cost and Expense	Capital Loss Carryforward	Net Operating Loss Carryforward	Charged to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2013
Deducted from assets:
Valuation allowance for deferred tax asset	$52.5	$(1.0)	$0.0	$0.0	$4.7	$0.0	$56.2

Year ended December 31, 2012
Deducted from assets:
Valuation allowance for deferred tax asset	$50.4	$(1.0)	$0.0	$0.0	$3.1	$0.0	$52.5

Year ended December 31, 2011
Deducted from assets:
Valuation allowance for deferred tax asset	$49.6	$(1.0)	$0.0	$0.0	$1.8	$0.0	$50.4

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE VI

SUPPLEMENTARY INFORMATION FOR PROPERTY-CASUALTY INSURANCE COMPANIES

(in millions)

	For the Years Ended December 31,
	2013	2012	2011
Deferred acquisition costs	$113.9	$99.4	$101.5

Reserves for losses and loss adjustment expenses	$3,230.3	$3,223.5	$3,291.1

Unamortized discount in reserves for losses	$19.5	$20.8	$22.0

Unearned premiums	$779.1	$730.2	$658.2

Premiums earned	$1,303.8	$1,186.5	$1,082.0

Net investment income	$100.0	$118.8	$125.8

Losses and loss adjustment expenses incurred:
Current year	$775.6	$780.5	$866.5
Prior years	(33.6)	(32.9)	(3.4)

Losses and loss adjustment expenses incurred	$742.0	$747.6	$863.1

(Deferral) amortization of policy acquisition costs (1)	$(15.8)	$(4.5)	$7.7

Paid losses and loss adjustment expenses, net of reinsurance	$753.5	$796.5	$812.6

Gross premiums written	$1,888.4	$1,745.7	$1,544.8

(1)	The amortization (deferral) of policy acquisition costs will not equal the change in the balance sheet. For further discussion, see Note 1, “Business and Significant Accounting Policies.”