Form 10-Q
period 2014-03-31
Argo Group International Holdings, Ltd.
filed 2014-05-08
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding (net of treasury shares) of each of the issuer’s classes of common shares as of April 28, 2014

Title	Outstanding
Common Shares, par value $1.00 per share	26,169,903

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	March 31, 2014	December 31, 2013 *
	(Unaudited)
Assets
Investments:
Fixed maturities, at fair value:
Available-for-sale (cost: 2014 - $2,739.0; 2013 - $2,760.1)	$2,801.8	$2,814.4
Equity securities, at fair value (cost: 2014 - $345.9; 2013 - $346.9)	530.3	534.3
Other investments (cost: 2014 - $399.7; 2013 - $377.4)	403.7	378.9
Short-term investments, at fair value (cost: 2014 - $382.7; 2013 - $351.6)	382.7	351.6

Total investments	4,118.5	4,079.2

Cash	149.5	157.4
Accrued investment income	25.0	25.7
Premiums receivable	371.1	348.4
Reinsurance recoverables	978.1	1,263.5
Goodwill	153.8	153.8
Intangible assets, net of accumulated amortization	84.7	86.0
Current income taxes receivable, net	10.4	0.0
Deferred acquisition costs, net	117.5	113.9
Ceded unearned premiums	251.9	196.3
Other assets	170.9	166.8

Total assets	$6,431.4	$6,591.0

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$3,042.4	$3,230.3
Unearned premiums	786.3	779.1
Accrued underwriting expenses	128.2	122.3
Ceded reinsurance payable, net	354.3	354.7
Funds held	37.8	43.7
Senior unsecured fixed rate notes	143.8	143.8
Other indebtedness	66.5	66.3
Junior subordinated debentures	193.3	193.3
Current income taxes payable, net	0.0	5.2
Deferred tax liabilities, net	34.2	28.7
Other liabilities	49.7	60.6

Total liabilities	4,836.5	5,028.0

Commitments and contingencies (Note 15)
Shareholders’ equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 34,180,904 and 34,066,889 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	34.2	34.1
Additional paid-in capital	829.5	827.3
Treasury shares (7,723,529 and 7,558,345 shares at March 31, 2014 and December 31, 2013, respectively)	(258.1)	(250.6)
Retained earnings	840.4	804.4
Accumulated other comprehensive income, net of taxes	148.9	147.8

Total shareholders’ equity	1,594.9	1,563.0

Total liabilities and shareholders’ equity	$6,431.4	$6,591.0

*	Derived from audited consolidated financial statements.

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares and per share amounts)

(Unaudited)

	For the Three Months
	Ended March 31,
	2014	2013
Premiums and other revenue:
Earned premiums	$325.7	$304.2
Net investment income	23.3	27.9
Net realized investment gains and other	11.1	9.5

Total revenue	360.1	341.6

Expenses:
Losses and loss adjustment expenses	182.5	170.5
Other reinsurance-related expenses	0.0	5.1
Underwriting, acquisition and insurance expenses	128.7	126.7
Interest expense	5.0	4.9
Fee expense, net	1.4	0.0
Foreign currency exchange gain	(0.2)	(3.1)

Total expenses	317.4	304.1

Income before income taxes	42.7	37.5
Provision for income taxes	2.5	4.8

Net income	$40.2	$32.7

Net income per common share:
Basic	$1.52	$1.20

Diluted	$1.49	$1.16

Dividend declared per common share:	$0.15	$0.14

Weighted average common shares:
Basic	26,514,481	27,247,009

Diluted	26,966,461	28,157,073

	For the Three Months
	Ended March 31,
	2014	2013
Net realized investment gains and other before other-than-temporary impairment losses	$11.1	$10.9
Other-than-temporary impairment losses recognized in earnings	0.0	(1.4)
Other-than-temporary impairment losses on equity securities

Impairment losses recognized in earnings	0.0	(1.4)

Net realized investment gains and other	$11.1	$9.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(Unaudited)

	For the Three Months
	Ended March 31,
	2014	2013
Net income	$40.2	$32.7

Other comprehensive income:
Foreign currency translation adjustments	(0.2)	0.0
Unrealized gains on securities:
Gains arising during the period	5.1	24.2
Reclassification adjustment for gains included in net income	(0.1)	(0.7)

Other comprehensive income before tax	4.8	23.5
Income tax provision related to other comprehensive income:
Unrealized gains on securities:
Gains arising during the period	3.8	10.4
Reclassification adjustment for gains included in net income	(0.1)	0.1

Income tax provision related to other comprehensive income	3.7	10.5

Other comprehensive income, net of tax	1.1	13.0

Comprehensive income	$41.3	$45.7

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	For the Three Months
	Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$40.2	$32.7
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Amortization and depreciation	10.4	9.7
Share-based payments expense	4.4	8.6
Excess tax benefit from share-based payment arrangements	(0.1)	0.0
Deferred income tax provision, net	1.1	3.0
Net realized investment and other gains	(11.1)	(9.5)
Change in:
Accrued investment income	1.7	3.4
Receivables	261.0	77.1
Deferred acquisition costs	0.0	(0.4)
Ceded unearned premiums	(55.2)	(37.3)
Reserves for losses and loss adjustment expenses	(182.5)	(17.8)
Unearned premiums	3.3	7.1
Ceded reinsurance payable and funds held	(6.4)	(133.2)
Income taxes	(15.5)	(0.7)
Accrued underwriting expenses	6.7	2.2
Other, net	(14.4)	(28.9)

Cash provided (used) by operating activities	43.6	(84.0)

Cash flows from investing activities:
Sales of fixed maturity investments	243.4	425.3
Maturities and mandatory calls of fixed maturity investments	78.4	115.1
Sales of equity securities	14.9	5.6
Sales of other investments	5.0	5.3
Purchases of fixed maturity investments	(290.4)	(378.0)
Purchases of equity securities	(7.5)	(38.3)
Purchases of other investments	(9.4)	(26.5)
Change in foreign regulatory deposits and voluntary pools	(9.0)	(1.2)
Change in short-term investments	(44.9)	(5.2)
Settlements of foreign currency exchange forward contracts	(1.4)	(1.9)
Purchases of fixed assets	(6.0)	(4.2)
Other, net	(18.1)	(1.3)

Cash (used) provided by investing activities	(45.0)	94.7

Cash flows from financing activities:
Activity under stock incentive plans	0.8	1.3
Repurchase of Company’s common shares	(3.7)	(12.9)
Excess tax expense from share-based payment arrangements	0.1	0.0
Payment of cash dividends to common shareholders	(4.0)	(3.7)

Cash used by financing activities	(6.8)	(15.3)

Effect of exchange rate changes on cash	0.3	0.0

Change in cash	(7.9)	(4.6)
Cash, beginning of period	157.4	95.8

Cash, end of period	$149.5	$91.2

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying consolidated financial statements of Argo Group International Holdings, Ltd. (“Argo Group,” “we” or the “Company”) and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The preparation of interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The major estimates reflected in our consolidated financial statements include, but are not limited to, reserves for losses and loss adjustment expenses; reinsurance recoverables, including the reinsurance recoverables allowance for doubtful accounts; estimates of written and earned premiums; reinsurance premium receivable; fair value of investments and assessment of potential impairment; valuation of goodwill and intangibles and our deferred tax asset valuation allowance. Actual results could differ from those estimates. Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014.

The interim financial information as of, and for the three months ended, March 31, 2014 and 2013 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain amounts in prior years’ financial statements have been reclassified to conform to the current presentation.

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

2. Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued amendments to “Liabilities” (Topic 405) in order to resolve diversity in practice related to accounting for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The amendments require an entity to measure the liability as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, but early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the update’s scope that exist at the beginning of an entity’s fiscal year of adoption. The adoption of this amendment did not have a material impact on our financial results or disclosures.

In March 2013, the FASB issued an amendment to “Consolidation” (Topic 810) to resolve the diversity in practice related to the release of the cumulative translation adjustment into net income when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendments in the update are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013, but early adoption is permitted. The amendments should be applied prospectively to derecognition events occurring after the effective date with no adjustment to prior periods. The adoption of this amendment did not have an impact on our financial results or disclosures.

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

In April 2014, the FASB issued amendments to “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014. Early adoption is permitted only for disposals that have not been previously reported. We do not anticipate this update will have an impact on our financial results and disclosures.

3. Investments

Composition of Invested Assets

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments as of March 31, 2014 and December 31, 2013 were as follows:

		Gross	Gross
March 31, 2014	Amortized	Unrealized	Unrealized	Fair
(in millions)	Cost	Gains	Losses	Value
Fixed maturities
USD denominated:
U.S. Governments	$223.6	$2.1	$0.4	$225.3
Non-U.S. Governments	70.4	0.7	0.7	70.4
Obligations of states and political subdivisions	504.2	23.2	4.3	523.1
Credit-Financial	455.9	15.8	1.3	470.4
Credit-Industrial	418.0	14.3	1.2	431.1
Credit-Utility	146.1	5.6	0.3	151.4
Structured securities:
CMO/MBS-agency (1)	200.1	8.9	1.1	207.9
CMO/MBS-non agency	18.4	1.0	0.0	19.4
CMBS (2)	164.5	3.3	0.5	167.3
ABS-residential (3)	6.3	0.3	0.4	6.2
ABS-non residential	147.3	0.6	0.1	147.8
Foreign denominated:
Governments	187.8	8.4	8.4	187.8
Credit	196.4	5.2	7.9	193.7

Total fixed maturities	2,739.0	89.4	26.6	2,801.8
Equity securities	345.9	186.3	1.9	530.3
Other investments	399.7	4.0	0.0	403.7
Short-term investments	382.7	0.0	0.0	382.7

Total investments	$3,867.3	$279.7	$28.5	$4,118.5

		Gross	Gross
December 31, 2013	Amortized	Unrealized	Unrealized	Fair
(in millions)	Cost	Gains	Losses	Value
Fixed maturities
USD denominated:
U.S. Governments	$273.4	$2.4	$0.5	$275.3
Non-U.S. Governments	60.9	0.3	1.0	60.2
Obligations of states and political subdivisions	563.7	22.9	8.8	577.8
Credit-Financial	426.3	15.4	1.8	439.9
Credit-Industrial	385.5	13.8	2.2	397.1
Credit-Utility	162.0	5.4	0.8	166.6
Structured securities:
CMO/MBS-agency (1)	219.4	9.2	1.7	226.9
CMO/MBS-non agency	19.4	0.8	0.0	20.2
CMBS (2)	162.7	3.1	1.0	164.8
ABS-residential (3)	6.8	0.3	0.5	6.6
ABS-non residential	116.8	0.5	0.1	117.2
Foreign denominated:
Governments	207.7	4.9	5.9	206.7
Credit	155.5	4.4	4.8	155.1

Total fixed maturities	2,760.1	83.4	29.1	2,814.4
Equity securities	346.9	188.6	1.2	534.3
Other investments	377.4	2.8	1.3	378.9
Short-term investments	351.6	0.0	0.0	351.6

Total investments	$3,836.0	$274.8	$31.6	$4,079.2

(1)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(2)	Commercial mortgage-backed securities (“CMBS”).
(3)	Asset-backed securities (“ABS”).

Included in “Total investments” in our Consolidated Balance Sheets at March 31, 2014 and December 31, 2013 is $69.0 million and $87.3 million, respectively, of assets managed on behalf of the trade capital providers, who are third party capital participants that provide underwriting capital to our Syndicate 1200 segment.

Contractual Maturity

The amortized cost and fair values of fixed maturity investments as of March 31, 2014, by contractual maturity, were as follows:

	Amortized	Fair
(in millions)	Cost	Value
Due in one year or less	$228.7	$229.8
Due after one year through five years	1,267.4	1,286.2
Due after five years through ten years	533.0	561.7
Thereafter	173.3	175.5
Structured securities	536.6	548.6

Total	$2,739.0	$2,801.8

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Unrealized Losses and Other-than-temporary Impairments

An aging of unrealized losses on our investments in fixed maturities, equity securities, other investments and short-term investments as of March 31, 2014 and December 31, 2013 is presented below:

	Less Than One Year		One Year or Greater		Total
March 31, 2014	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
Fixed maturities
USD denominated:
U.S. Governments	$34.6	$0.4	$0.0	$0.0	$34.6	$0.4
Non-U.S. Governments	31.7	0.6	0.7	0.1	32.4	0.7
Obligations of states and political subdivisions (2)	142.8	4.3	3.8	0.0	146.6	4.3
Credit-Financial (2)	84.0	1.3	3.0	0.0	87.0	1.3
Credit-Industrial (2)	90.8	1.2	2.1	0.0	92.9	1.2
Credit-Utility	18.9	0.2	1.3	0.1	20.2	0.3
Structured securities:
CMO/MBS-agency	39.5	0.6	5.5	0.5	45.0	1.1
CMBS	15.6	0.4	1.8	0.1	17.4	0.5
ABS-residential	0.0	0.0	3.6	0.4	3.6	0.4
ABS-non residential (2)	59.2	0.1	1.0	0.0	60.2	0.1
Foreign denominated:
Governments	155.9	8.4	0.0	0.0	155.9	8.4
Credit	132.4	7.9	0.0	0.0	132.4	7.9

Total fixed maturities	805.4	25.4	22.8	1.2	828.2	26.6
Equity securities	29.4	1.9	0.0	0.0	29.4	1.9
Short-term investments (1)	2.6	0.0	0.0	0.0	2.6	0.0

Total	$837.4	$27.3	$22.8	$1.2	$860.2	$28.5

	Less Than One Year		One Year or Greater		Total
December 31, 2013	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
Fixed maturities
USD denominated:
U.S. Governments	$55.3	$0.5	$0.0	$0.0	$55.3	$0.5
Non-U.S. Governments	36.3	1.0	0.0	0.0	36.3	1.0
Obligations of states and political subdivisions (2)	154.6	8.8	3.1	0.0	157.7	8.8
Credit-Financial	88.7	1.7	2.4	0.1	91.1	1.8
Credit-Industrial	85.7	2.0	2.9	0.2	88.6	2.2
Credit-Utility	21.2	0.7	1.9	0.1	23.1	0.8
Structured securities:
CMO/MBS-agency	58.4	1.2	5.6	0.5	64.0	1.7
CMBS (2)	24.2	1.0	1.1	0.0	25.3	1.0
ABS-residential	0.0	0.0	3.6	0.5	3.6	0.5
ABS-non residential (2)	59.1	0.1	2.0	0.0	61.1	0.1
Foreign denominated:
Governments	170.5	5.9	0.0	0.0	170.5	5.9
Credit	125.3	4.8	0.0	0.0	125.3	4.8

Total fixed maturities	879.3	27.7	22.6	1.4	901.9	29.1
Equity securities	25.5	1.2	0.0	0.0	25.5	1.2
Other investments	(1.4)	1.3	0.0	0.0	(1.4)	1.3
Short-term investments (1)	4.5	0.0	0.0	0.0	4.5	0.0

Total	$907.9	$30.2	$22.6	$1.4	$930.5	$31.6

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

We hold a total of 5,914 securities, of which 1,215 were in an unrealized loss position for less than one year and 52 were in an unrealized loss position for a period one year or greater as of March 31, 2014. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increased credit spreads, foreign currency fluctuations and higher market yields relative to the date the securities were purchased, and for structured securities, by the performance of the underlying collateral as well. We also considered that we do not intend to sell the investments and it is unlikely that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. We do not consider these investments to be other-than-temporarily impaired at March 31, 2014.

We regularly evaluate our investments for other-than-temporary impairment. For fixed maturity securities, the evaluation for a credit loss is generally based on the present value of expected cash flows of the security as compared to the amortized book value. For structured securities, frequency and severity of loss inputs are used in projecting future cash flows of the securities. Loss frequency is measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. Loss severity includes such factors as trends in real estate values and proceeds at foreclosure. We also recognize other-than-temporary losses on our fixed maturity securities that we intend to sell.

We did not recognize any other-than-temporary losses on our fixed maturities portfolio for the three months ended March 31, 2014 and 2013, respectively. For equity securities and other investments, the length of time and the amount of decline in fair value are the principal factors in determining other-than-temporary impairment. We did not recognize any other-than-temporary losses for the three months ended March 31, 2014. We recognized other-than-temporary losses on our equity portfolio of $1.4 million for the three months ended March 31, 2013. In situations where we did not recognize other-than-temporary losses on investments in our equity portfolio, we have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation, have the ability and intent to hold these investments until a recovery of the cost basis.

Realized Gains and Losses

The following table presents the Company’s gross realized investment gains (losses) for the three months ended March 31:

	For the Three Months
	Ended March 31,
(in millions)	2014	2013
Realized gains
Fixed maturities	$4.6	$11.5
Equity securities	6.5	0.5
Other investments	12.7	11.1
Short-term investments	0.0	0.1

Gross realized investment gains	23.8	23.2
Realized losses
Fixed maturities	(3.5)	(6.5)
Equity securities	(0.1)	0.0
Other investments	(4.9)	(5.7)
Short-term investments	(0.2)	(0.1)
Other assets	(4.0)	0.0
Other-than-temporary impairment losses on equity securities	0.0	(1.4)

Gross realized investment and other losses	(12.7)	(13.7)

Net realized investment gains and other	$11.1	$9.5

As of March 31, 2013, we hedged $1.7 million of certain holdings in non-U.S. Dollar denominated fixed maturity investments with $1.5 million of foreign exchange contracts. We did not have any fixed maturity investments hedged with foreign exchange contracts at March 31, 2014. The net realized effect on income was not significant for the three months ended March 31, 2013.

We also enter into foreign currency exchange forward contracts to manage currency exposure on losses related to global catastrophe events. These currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other investments.” The realized and unrealized gains and losses are included in “Net realized investment gains and other” in our Consolidated Statements of Income. The notional amount of the currency forward contracts was $46.6 million and $73.7 million as of March 31, 2014 and 2013, respectively. The fair value of the currency forward contracts was a gain of $1.2 million and a loss of $0.6 million as of March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014 and 2013, we recognized $2.3 million and $1.6 million in realized gains and $1.3 million and $2.3 million in realized losses, respectively, from the currency forward contracts.

Regulatory Deposits, Pledged Securities and Letters of Credit

At March 31, 2014, the amortized cost and fair value of investments on deposit with U.S. and various regulatory agencies for regulatory purposes were $197.9 million and $205.2 million, respectively. At December 31, 2013, the amortized cost and fair value of investments on deposit with U.S. and various regulatory agencies for regulatory purposes were $196.7 million and $203.4 million, respectively.

At March 31, 2014, investments with an amortized cost of $79.4 million and fair value of $80.4 million were pledged as collateral in support of irrevocable letters of credit in the amount of $51.3 million issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves.

At December 31, 2013, investments with an amortized cost of $96.6 million and fair value of $97.5 million were pledged as collateral in support of irrevocable letters of credit in the amount of $60.2 million issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves.

Our Corporate member’s capital supporting our Lloyd’s business consisted of the following:

	March 31,	December 31,
(in millions)	2014	2013
Fixed maturities, at fair value	$251.3	$250.7
Short-term investments, at fair value	0.0	0.1

Total securities pledged to Lloyd’s	$251.3	$250.8

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

We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of March 31, 2014. A description of the valuation techniques we use to measure assets at fair value is as follows:

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

Equity Securities Level 2: We own interests in equity funds that are reported at fair value using Level 2 inputs. The valuations are based on the funds’ net asset value per share, determined weekly or at the end of each month. The underlying assets in the funds are valued primarily on the basis of closing market quotations or official closing prices on each valuation day.

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

Other Investments Level 2: Foreign regulatory deposits are assets held in trust in jurisdictions where there is a legal and regulatory requirement to maintain funds locally in order to protect policyholders. Lloyd’s is the appointed investment manager for the funds. These assets are invested in short-term government securities, agency securities and corporate bonds and are valued using Level 2 inputs based upon values obtained from Lloyd’s. Foreign currency future contracts are valued by our counterparty using market driven foreign currency exchange rates and are considered Level 2 investments.

Short-term Investments: Short-term investments are principally reported at fair value using Level 1 inputs, with the exception of short-term corporate bonds reported at fair value using Level 2 inputs as described in the fixed maturities section above. Values for the investments categorized as Level 1 are obtained from various financial institutions as of the reporting date.

Other Assets Level 3: We had one reinsurance contract deemed a derivative in 2013. The fair values were estimated by management taking into account changes in the market for catastrophic bond reinsurance contracts with similar economic characteristics and potential recoveries from events preceding the valuation date. See Note 4 “Derivative Instruments” for related disclosures.

Transfers Between Level 1 and Level 2 Securities: There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2014 or 2013.

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	March 31, 2014	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$225.3	$105.5	$119.8	$0.0
Non-U.S. Governments	70.4	0.0	70.4	0.0
Obligations of states and political subdivisions	523.1	0.0	523.1	0.0
Credit-Financial	470.4	0.0	470.4	0.0
Credit-Industrial	431.1	0.0	431.1	0.0
Credit-Utility	151.4	0.0	151.4	0.0
Structured securities:
CMO/MBS-agency	207.9	0.0	207.9	0.0
CMO/MBS-non agency	19.4	0.0	19.4	0.0
CMBS	167.3	0.0	167.3	0.0
ABS-residential	6.2	0.0	6.2	0.0
ABS-non residential	147.8	0.0	147.8	0.0
Foreign denominated:
Governments	187.8	0.0	187.8	0.0
Credit	193.7	0.0	193.7	0.0

Total fixed maturities	2,801.8	105.5	2,696.3	0.0
Equity securities	530.3	472.6	56.5	1.2
Other investments	127.2	0.0	127.2	0.0
Short-term investments	382.7	378.9	3.8	0.0

	$3,842.0	$957.0	$2,883.8	$1.2

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2013	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$275.3	$143.8	$131.5	$0.0
Non-U.S. Governments	60.2	0.0	60.2	0.0
Obligations of states and political subdivisions	577.8	0.0	577.8	0.0
Credit-Financial	439.9	0.0	439.9	0.0
Credit-Industrial	397.1	0.0	397.1	0.0
Credit-Utility	166.6	0.0	166.6	0.0
Structured securities:
CMO/MBS-agency	226.9	0.0	226.9	0.0
CMO/MBS-non agency	20.2	0.0	20.2	0.0
CMBS	164.8	0.0	164.8	0.0
ABS-residential	6.6	0.0	6.6	0.0
ABS-non residential	117.2	0.0	117.2	0.0
Foreign denominated:
Governments	206.7	0.0	206.7	0.0
Credit	155.1	0.0	155.1	0.0

Total fixed maturities	2,814.4	143.8	2,670.6	0.0
Equity securities	534.3	476.7	56.3	1.3
Other investments	117.8	0.0	117.8	0.0
Short-term investments	351.6	347.0	4.6	0.0
Other assets	2.6	0.0	0.0	2.6

	$3,820.7	$967.5	$2,849.3	$3.9

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

The fair value measurements in the tables above do not agree to “Total investments” on our Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting and include reinsurance contracts that are classified as “Other assets”.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 at March 31, 2014 and December 31, 2013 are as follows:

Fair Value Measurements Using Unobservable Inputs (Level 3)

(in millions)	Equity Securities	Other Assets	Total
Beginning balance, January 1, 2014	$1.3	$2.6	$3.9
Transfers into Level 3	0.0	0.0	0.0
Transfers out of Level 3	0.0	0.0	0.0
Total gains or losses (realized/unrealized):
Included in net income (loss)	0.0	0.0	0.0
Included in other comprehensive income (loss)	0.0	0.0	0.0
Purchases, issuances, sales, and settlements
Purchases	0.0	0.0	0.0
Issuances	0.0	0.0	0.0
Sales	(0.1)	0.0	(0.1)
Settlements	0.0	(2.6)	(2.6)

Ending balance, March 31, 2014	$1.2	$0.0	$1.2

Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2014	$0.0	$0.0	$0.0

(in millions)	Equity Securities	Other Assets	Total
Beginning balance, January 1, 2013	$1.8	$6.9	$8.7
Transfers into Level 3	0.0	0.0	0.0
Transfers out of Level 3	0.0	0.0	0.0
Total gains or losses (realized/unrealized):
Included in net income (loss)	0.1	0.0	0.1
Included in other comprehensive income (loss)	0.0	0.0	0.0
Purchases, issuances, sales, and settlements
Purchases	0.0	0.0	0.0
Issuances	0.0	0.0	0.0
Sales	(0.6)	0.0	(0.6)
Settlements	0.0	(4.3)	(4.3)

Ending balance, December 31, 2013	$1.3	$2.6	$3.9

Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2013	$0.0	$0.0	$0.0

At March 31, 2014 and December 31, 2013, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.

4. Derivative Instruments

Through our subsidiary Argo Re, Ltd. (“Argo Re”), we entered into a reinsurance contract with a special purpose reinsurance company that provided us with protection against certain severe catastrophe events and the occurrence of multiple significant catastrophe events during the same year. The contract entered into on December 28, 2011 and effective January 1, 2012, provided coverage of $100 million for hurricanes and earthquakes (including fire) in the U.S. and covered losses for the first and subsequent events on a per-occurrence basis over a 24-month coverage period. This contract expired in December 2013. Each event had an activation level, which, if attained, put the notes on risk for a subsequent event. Once the coverage had been activated, a second loss during the coverage period in excess of the loss trigger level resulted in a loss to the note holders. This transaction ignored the effects of inuring reinsurance, creating the remote possibility of a double recovery on covered events, and was therefore deemed to be a derivative.

We recorded the contract at fair value, and such fair value is included in “Other assets” in our Consolidated Balance Sheets with any changes in the value reflected in “Other reinsurance-related expenses” in our Consolidated Statements of Income. As there is no quoted fair value available for this derivative, the fair value was estimated by management taking into account changes in the market for catastrophe bond reinsurance contracts with similar economic characteristics and potential recoveries from events preceding the valuation date. Included in “Other reinsurance-related expenses” for the three months ended March 31, 2013 was $5.1 million, which was incurred due to the change in the fair value of the derivative, principally due to the passage of the transaction’s risk coverage term. Included in “Other assets” in our Consolidated Balance Sheets at December 31, 2013 was $2.6 million, which represented the fair value of the contract at that date. As the contract expired in December 2013, no such expense was incurred during the first quarter of 2014, nor was there an asset on our Consolidated Balance Sheets at March 31, 2014.

The special purpose reinsurance company that is the counterparty to this transaction is a variable interest entity under the provisions of Accounting Standards Codification (“ASC”) Topic 810-10, “Consolidation.” Argo Group is not the primary beneficiary of this entity and is therefore not required to consolidate it in our consolidated financial statements.

5. Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Three Months Ended March 31,
(in millions)	2014	2013
Net reserves beginning of the year	$2,107.6	$2,110.9
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	191.4	175.0
Prior accident years	(8.9)	(4.5)

Losses and LAE incurred during calendar year, net of reinsurance	182.5	170.5

Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	27.9	21.9
Prior accident years	150.1	159.7

Losses and LAE payments made during current calendar year, net of reinsurance	178.0	181.6

Add:
Change in participation interest (1)	24.7	10.4
Foreign exchange adjustments	1.7	(6.5)

Net reserves - end of period	2,138.5	2,103.7
Add:
Reinsurance recoverables on unpaid losses and LAE, end of period	903.9	1,101.3

Gross reserves - end of period	$3,042.4	$3,205.0

(1)	Amount represents (decrease) increase in reserves due to change in syndicate participation.

On December 31, 2012, Syndicate 1200 entered into a retroactive whole account quota share contract covering the 2009 and prior years of account. The counterparty was another syndicate within the Lloyd’s market. As a result of this transaction, reserves for losses and LAE at December 31, 2012 were net of $192.2 million ceded under this quota share agreement. Subject to a Split Reinsurance to Close arrangement previously approved by the Prudential Regulatory Authority, the liabilities assumed by the whole account quota share provider were legally transferred to that quota share provider on January 18, 2014, with an inception date of January 1, 2014.

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

Included in losses and LAE for the three months ended March 31, 2014 was $8.9 million in favorable prior years’ loss reserve development comprised of the following: $8.0 million of net favorable development in the Excess and Surplus Lines segment primarily caused by favorable development of $21.6 million in the general and products liability lines, partially offset by $9.4 million of unfavorable development in commercial automobile and $4.2 million of unfavorable development in property lines; $2.0 million of net unfavorable development in the Commercial Specialty segment, primarily driven by $6.7 million of unfavorable development in general liability due to increases in claim severity, offset by $4.3 million of favorable development in workers compensation and $1.1 million of favorable development in short-tail lines; $0.4 million of net unfavorable development in the International Specialty segment in our Brazil unit; $8.8 million of net favorable development in the Syndicate 1200 segment driven by favorable development in marine and energy lines, as well as favorable development in professional indemnity and general liability; $5.5 million of unfavorable development in the Run-off Lines segment primarily caused by $4.5 million of unfavorable development in workers compensation driven by increasing medical costs on older claims, as well as $1.0 million in asbestos liability on assumed business.

Included in losses and LAE for the three months ended March 31, 2013 was $4.5 million in favorable prior years’ loss reserve development comprised of the following: $5.2 million of net favorable development in the Excess and Surplus Lines segment primarily caused by favorable development of $5.9 million in the general and products liability lines and $3.3 million in commercial multi-peril liability, partially offset with $4.0 million of unfavorable development in commercial automobile; $1.1 million of net unfavorable development in the Commercial Specialty segment, primarily driven by $2.2 million of unfavorable development in general liability due to increases in claim severity offset by $1.0 million of favorable development in the surety line of business at Rockwood Casualty Insurance Company (“Rockwood”); $0.9 million of net unfavorable development in the International Specialty segment driven by $1.3 million of unfavorable development for the property catastrophe reinsurance unit, primarily due to crop losses, partially offset by $0.5 million of favorable casualty losses for professional lines; $2.2 million of net favorable development in the Syndicate 1200 segment driven by favorable development in property facultative and North American binder business; $0.9 million of unfavorable development in the Run-off Lines segment primarily related to commutations.

In the opinion of management, our reserves represent the best estimate of our ultimate liabilities, based on currently known facts, current law, current technology and assumptions considered reasonable where facts are not known. Due to the significant uncertainties and related management judgments, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

6. Other Indebtedness

Borrowing Under Revolving Credit Facility

On March 7, 2014, the Borrowers entered into a $175.0 million Credit Agreement (“New Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The New Credit Agreement replaced and terminated the original $150.0 million Credit Agreement. The New Credit Agreement provides for a $175.0 million revolving credit facility with a maturity date of March 7, 2018 unless extended in accordance with the terms of the New Credit Agreement. Borrowings under the New Credit Agreement may be used for general corporate purposes, including working capital and permitted acquisitions, and each of the Borrowers has agreed to be jointly and severally liable for the obligations of the other Borrowers under the New Credit Agreement.

Revolving loans can either be designated as “ABR Borrowings” or “Eurocurrency Borrowings” at the time of borrowing by the Borrowers. “ABR Borrowings” will bear interest at a rate per annum equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus  1⁄2 of 1% and (c) the Adjusted Eurocurrency Rate for a one month interest period plus 1%, plus an applicable margin of 0.375% to 1.25%. “Eurocurrency Borrowings” will bear interest at a rate per annum equal to LIBOR plus an applicable margin of 1.375% to 2.25%. The Adjusted Eurocurrency Rate for Eurocurrency borrowings in U.S. Dollars will be equal to LIBOR times a reserve percentage established in accordance with Regulation D of the U.S. Federal Reserve System.

The New Credit Agreement contains customary events of default. If an event of default occurs and is continuing, the Borrowers might be required immediately to repay all amounts outstanding under the New Credit Agreement. Lenders holding at least a majority of the loans and commitments under the New Credit Agreement may elect to accelerate the maturity of the loans and/or terminate the commitments under the New Credit Agreement upon the occurrence and during the continuation of an event of default.

Included in the New Credit Agreement is a provision that allows up to $17.5 million of the revolving credit facility to be used for letters of credit (“LOC’s”), subject to availability. On March 7, 2014, the $0.2 million LOC outstanding under the original $150.0 million Credit Agreement was transferred to the New Credit Agreement. As of March 31, 2014 and December 31, 2013, there were no borrowings outstanding and $0.2 million in LOC’s against the Credit Facility.

Other Debt

As part of the ARIS Title Insurance Corporation (“ARIS”) acquisition, at March 31, 2014 and December 31, 2013, we had a note payable for $0.8 million, of which $0.2 million was on a recourse basis. The note has a variable interest rate of 2.00% above 30-day LIBOR, with the variable interest rate being reset quarterly and subject to certain interest rate ceilings. The interest rate at December 31, 2012 was 2.21%. Interest payments are payable quarterly. The note payable matured pursuant to its terms on December 16, 2013. Interest accrued through the maturity date has been paid as scheduled, and the principal amount remains unpaid and outstanding as of March 31, 2014. The parties entered into negotiations to restructure this obligation on mutually acceptable terms in view of the fact that our investment in ARIS has yet to generate meaningful returns. An agreement was not reached by March 31, 2014, and the holder of the note has initiated proceedings to recover the unpaid principal.

7. Disclosures about Fair Value of Financial Instruments

Cash. The carrying amount approximates fair value.

Investment securities and short-term investments. See Note 3, “Investments,” for additional information.

Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables approximates fair value. At March 31, 2014 and December 31, 2013, the carrying values of premiums receivable over 90 days were $19.7 million and $9.8 million, respectively. Included in “Reinsurance recoverables” in our Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, are amounts that are due from third party trade capital providers associated with the operations of Argo International. Upon settlement, the receivable is offset against the liability also reflected in our accompanying Consolidated Balance Sheets. At March 31, 2014 and December 31, 2013, the payable was in excess of the receivable. Of our reinsurance recoverable on paid losses, excluding amounts attributable to Argo International’s third party trade capital providers, at March 31, 2014 and December 31, 2013, the carrying values over 90 days were $15.1 million and $22.2 million, respectively. Our methodology for establishing our allowances for doubtful accounts includes specifically identifying all potential uncollectible balances regardless of aging. Any of the over 90 day balances, where collectability was deemed questionable, have been included in the allowances. At March 31, 2014 and December 31, 2013, the allowance for doubtful accounts for premiums receivable was $4.6 million and $4.5 million, respectively, and the allowance for doubtful accounts for reinsurance recoverables on paid losses was $2.2 million and $1.6 million, respectively. Premiums receivable over 90 days were secured by collateral in the amount of $0.5 million and $0.4 million at March 31, 2014 and December 31, 2013, respectively. Reinsurance recoverables on paid losses over 90 days were secured by collateral in the amount of $0.4 million and $0.3 million at March 31, 2014 and December 31, 2013, respectively.

At March 31, 2014 and December 31, 2013, the fair value of our Junior subordinated debentures, Senior unsecured fixed rate notes and Other indebtedness was estimated using appropriate market indices or quoted prices from external sources based on current market conditions.

A summary of our financial instruments whose carrying value did not equal fair value at March 31, 2014 and December 31, 2013 is shown below:

	March 31, 2014		December 31, 2013
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures	$193.3	$155.8	$193.3	$155.5
Senior unsecured fixed rate notes	143.8	132.3	143.8	116.2
Other indebtedness:
Floating rate loan stock	65.7	53.0	65.5	52.7
Note payable	0.8	0.6	0.8	0.6

	$403.6	$341.7	$403.4	$325.0

8. Shareholders’ Equity

On February 18, 2014, our Board of Directors declared a quarterly cash dividend in the amount of $0.15 on each share of common stock outstanding. On March 17, 2014, we paid $4.0 million to our shareholders of record on March 3, 2014.

On February 15, 2013, our Board of Directors declared a quarterly cash dividend in the amount of $0.15 on each shares of common stock outstanding or $0.14 on each share outstanding adjusted for the 10% stock dividend. On March 15, 2013, we paid $3.7 million to our shareholders of record on March 1, 2013.

On November 13, 2007, our Board of Directors authorized the repurchase of up to $150.0 million of Argo Group’s common shares. On February 18, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2011 Repurchase Authorization”). The 2011 Repurchase Authorization superseded the November 13, 2007 repurchase program such that no further amounts could be repurchased under the repurchase program approved in 2007. On November 5, 2013, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2013 Repurchase Authorization”). The 2013 Repurchase Authorization supersedes the 2011 Repurchase Authorization such that no further amounts could be repurchased under the 2011 Repurchase Authorization. As of March 31, 2014, availability under the 2013 Repurchase Authorization for future repurchases of our common shares was $136.1 million.

For the three months ended March 31, 2014, we repurchased a total of 165,184 common shares for $7.5 million. A summary of activity from January 1, 2014 through March 31, 2014 follows.

For the three months ended March 31, 2014, there were no common shares repurchased on the open market. In 2014, we repurchased shares under Securities Exchange Act of 1934 Rule 10b5-1 trading plans as follows:

Date Trading	2014	Number of	Average Price of	Total Cost	Repurchase
Plan Initiated	Purchase Period	Shares Repurchased	Shares Repurchased	(in millions)	Authorization Year
12/17/2013	02/04/14-02/12/14	15,789	$43.28	$0.7	2013
03/18/2014	03/18/14-04/28/14	436,867	$45.81	$20.0	2013

9. Accumulated Other Comprehensive Income

In February 2013, the FASB issued Accounting Standards Update 2013-02 that amends ASC 220, “Comprehensive Income.” An entity is required to report the effect of significant reclassifications, by component, out of accumulated other comprehensive income on the respective line items in net income if the item is required under GAAP to be reclassified in its entirety in the same reporting period. Effective January 1, 2013, we adopted the update prospectively.

A summary of changes in accumulated other comprehensive income (loss), net of taxes (where applicable) by component for the three months ended March 31 is presented in the following tables:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Beginning balance, January 1, 2014	$(11.5)	$163.9	$(4.6)	$147.8
Other comprehensive income before reclassifications	(0.2)	1.3	0.0	1.1
Amounts reclassified from accumulated other comprehensive income	0.0	0.0	0.0	0.0

Net current-period other comprehensive income	(0.2)	1.3	0.0	1.1

Ending balance, March 31, 2014	$(11.7)	$165.2	$(4.6)	$148.9

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Beginning balance, January 1, 2013	$(8.7)	$204.1	$(5.9)	$189.5
Other comprehensive income before reclassifications	0.0	13.8	0.0	13.8
Amounts reclassified from accumulated other comprehensive income	0.0	(0.8)	0.0	(0.8)

Net current-period other comprehensive income	0.0	13.0	0.0	13.0

Ending balance, March 31, 2013	$(8.7)	$217.1	$(5.9)	$202.5

The amounts reclassified from accumulated other comprehensive income shown in the above table have been included in the following captions in the Consolidated Statements of Income:

	For the Three Months
	Ended March 31,
(in millions)	2014	2013
Unrealized gains and losses on securities
Net realized investment gains	$(0.1)	$(0.7)
Provision for income taxes	0.1	(0.1)

Net of taxes	$0.0	$(0.8)

10. Net Income Per Common Share

The following table presents the calculation of net income per common share on a basic and diluted basis:

	For the Three Months
	Ended March 31,
(in millions, except number of shares and per share amounts)	2014	2013
Net income	$40.2	$32.7
Weighted average common shares outstanding - basic	26,514,481	27,247,009
Effect of dilutive securities
Equity compensation awards	451,980	910,064

Weighted average common shares outstanding - diluted	26,966,461	28,157,073

Net income per common share - basic	$1.52	$1.20

Net income per common share - diluted	$1.49	$1.16

Excluded from the weighted average common shares outstanding calculation at March 31, 2014 and 2013 are 7,723,529 shares and 6,785,438 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date. For the three months ended March 31, 2014, equity compensation awards to purchase 3,300 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2014 through 2020. For the three months ended March 31, 2013, equity compensation awards to purchase 214,453 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2013 through 2015.

11. Supplemental Cash Flow Information

Income taxes paid. We paid income taxes of $15.6 million and $2.5 million during the three months ended March 31, 2014 and 2013, respectively.

Interest paid. Interest paid for the three months ended March 31, was as follows:

	For the Three Months
	Ended March 31,
(in millions)	2014	2013
Senior unsecured fixed rate notes	$2.3	$2.3
Junior subordinated debentures	2.0	1.9
Other indebtedness	0.9	0.9

Total interest paid	$5.2	$5.1

12. Share-based Compensation

The fair value method of accounting is used for equity-based compensation plans. Under the fair value method, compensation cost is measured based on the fair value of the award at the measurement date and recognized over the requisite service period. We use the Black-Scholes model to estimate the fair values on the measurement date for share options and share appreciation rights (“SARs”). The Black-Scholes model uses several assumptions to value a share award. The volatility assumption is based on the historical change in Argo Group’s stock price over the previous five years preceding the measurement date. The risk-free rate of return assumption is based on the five-year U.S. Treasury constant maturity rate on the measurement date. The expected award life is based upon the average holding period over the history of the incentive plan. The expected dividend yield is based on our history and expected dividend payouts. The following table summarizes the assumptions we used for the three months ended March 31, 2014 and 2013:

	2014	2013
Risk-free rate of return	1.74%	0.80%
Expected dividend yields	1.49%	1.64%
Expected award life (years)	4.85	5.07
Expected volatility	24.91%	31.90%

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

Share options may be in the form of incentive share options, non-qualified share options and restorative options. Share options are required to have an exercise price that is not less than the market value on the date of grant. We are prohibited from repricing the options. The term of the share options cannot exceed seven years from the grant date. Options outstanding under this plan vested over a one to five year period, subject to continued employment. As of March 31, 2014, all options under this plan were fully vested. No expense related to these options was recognized for each of the three months ended March 31, 2014 and 2013, as such expenses were fully recognized in prior periods.

A summary of restricted share activity under the 2007 Plan as of March 31, 2014 and changes during the three months then ended is as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Outstanding at January 1, 2014	257,975	$32.97
Granted	4,373	$40.08
Vested and issued	(57,205)	$31.58
Expired or forfeited	(1,036)	$40.08

Outstanding at March 31, 2014	204,107	$33.48

The restricted shares vest over two to four years. Expense recognized under this plan for the restricted shares was $0.7 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively. Compensation expense for all share-based compensation awards is included in “Underwriting, acquisition and insurance expense” in the accompanying Consolidated Statements of Income. As of March 31, 2014, there was $4.8 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group.

A summary of stock-settled SARs activity under the 2007 Plan as of March 31, 2014 and changes during the three months then ended is as follows:

		Weighted-Average
	Shares	Exercise Price
Outstanding at January 1, 2014	1,288,698	$29.47
Granted	28,069	$36.44
Exercised	(58,093)	$28.01
Expired or forfeited	(11,237)	$36.44

Outstanding at March 31, 2014	1,247,437	$29.63

The stock-settled SARs vest over a one to four year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. Expense recognized for the stock-settled SARs was $0.6 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was $3.3 million of total unrecognized compensation cost related to stock-settled SARs outstanding.

A summary of cash-settled SARs activity under the 2007 Plan as of March 31, 2014 and changes during the three months then ended is as follows:

		Weighted-Average
	Shares	Exercise Price
Outstanding at January 1, 2014	1,743,758	$33.00
Granted	3,574	$39.75
Exercised	(81,093)	$30.15
Expired or forfeited	(19,906)	$35.90

Outstanding at March 31, 2014	1,646,333	$33.09

The cash-settled SARs vest over a one to four year period. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We account for the cash-settled SARs as liability awards, which require the awards to be revalued at each reporting period. Expense recognized for the cash-settled SARs was $2.7 million and $6.5 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was $7.2 million of total unrecognized compensation cost related to cash-settled SARs outstanding.

Argo Group International Holdings Ltd. Deferred Compensation Plan for Non-Employee Directors

Until December 16, 2013, the non-employee members of our Board of Directors were entitled to participate in the Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors (“Directors Plan”), a non-funded and non-qualified deferred compensation plan. Under the Directors Plan, non-employee directors can elect each year to defer payment of 0%, 50% or 100% of their cash compensation payable during the next calendar year. While no further deferrals will be permitted under the Directors Plan from and after December 16, 2013, and certain amounts thereunder were paid out prior to the end of 2013, additional deferred amounts remain subject to the terms of the Directors Plan and will be paid out in accordance with the terms of the Directors Plan. Deferred amounts are credited with the interest earned at a rate of two percent above the prime commercial lending rate, to be reset each May 1. In addition, the Directors Plan calls for us to grant a match equal to 75% of the cash compensation amounts deferred in the form of “Stock Units,” which provide directors with the economic equivalent of stock ownership and are credited as a bookkeeping entry to each director’s “Stock Unit Account.” Each Stock Unit is valued at the closing price of our common stock on the national exchange on which it is listed as of the date credited for all purposes under the Directors Plan and fluctuates daily thereafter on that same basis. The Directors Plan provided for a Stock Unit Account to be established for each non-employee director upon their election to the Board and credits their account with an initial bookkeeping entry for 1,650 Stock Units. In conjunction with the termination of the Directors Plan, all cash balances and related interest for the years 2010 through 2013 were settled resulting in $1.9 million in cash payments for the year ended December 31, 2013. Remaining distributions from the Directors Plan will occur six months after the non-employee director ceases to be a member of the Board, the date on which a change in control (as defined in the Directors Plan) occurs or December 1, 2017, whichever comes first, and will be made in cash. The non-employee directors are responsible for all tax requirements on the deferred compensation and any related earnings. Under the Directors Plan, our recorded compensation expense was nil and $0.6 million for the three months ended March 31, 2014 and 2013, respectively. The period over period reduction in compensation expense is due to the aforementioned termination and partial payout of the cash deferral component of the Directors Plan.

Argonaut Group’s Amended and Restated Stock Incentive Plan

The historical Argonaut Group, Inc.’s Amended and Restated Stock Incentive Plan, as approved by the shareholders (the “Amended Plan”), provided for an aggregate of up to 6,250,000 shares of our common stock that may be issued to certain executives and other key employees. The stock awards were issued in the form of non-qualified stock options and non-vested stock. Grants under the Amended Plan have a legal life of seven to eleven years. As of March 31, 2014, all awards under this plan were fully vested. No expense related to these awards was recognized for each of the three months ended March 31, 2014 and 2013, as such expenses were fully recognized in prior periods.

13. Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses were as follows:

	For the Three Months
	Ended March 31,
(in millions)	2014	2013
Commissions	$54.9	$51.9
General expenses	68.8	68.7
Premium taxes, boards and bureaus	6.6	6.8

	130.3	127.4
Net deferral of policy acquisition costs	(1.6)	(0.7)

Total underwriting, acquisition and insurance expenses	$128.7	$126.7

Included in general expenses for the three months ended March 31, 2014 and 2013, was $4.3 million and $8.6 million, respectively, in additional expense for our total equity compensation.

14. Income Taxes

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

Our income tax provision includes the following components:

	For the Three Months
	Ended March 31,
(in millions)	2014	2013
Current tax provision	$1.4	$1.8
Deferred tax provision related to:
Future tax deductions	30.2	2.4
Valuation allowance change	(29.1)	0.6

Income tax provision	$2.5	$4.8

Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the three months ended March 31, 2014 and 2013, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

	For the Three Months Ended March 31,
(in millions)	2014			2013
	Pre-tax		Effective Tax	Pre-tax		Effective Tax
	income (loss)		Rate	income (loss)		Rate
Bermuda	$21.9		0.0%	$16.1		0.0%
United States	14.8		20.6%	17.5		18.3%
United Kingdom	7.3		-7.7%	6.0		25.5%
Belgium	0.0	(1)	18.1%	0.0	(1)	-67.6%
Brazil	0.0		0.0%	(1.8)		0.0%
Dubai	(0.9)		0.0%	0.0		0.0%
Malta	(0.4)		0.0%	(0.3)		0.0%
Switzerland	0.0	(1)	-19.8%	0.0	(1)	24.5%

Pre-tax income (loss)	$42.7			$37.5

(1)	Pre-tax income for the respective period was less than $0.1 million.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

	For the Three Months
	Ended March 31,
(in millions)	2014	2013
Income tax provision at expected rate	$4.7	$6.7
Tax effect of:
Tax-exempt interest	(1.2)	(1.4)
Dividends received deduction	(0.6)	(0.6)
Valuation allowance change	(29.1)	0.6
Other permanent adjustments, net	0.1	(0.9)
Adjustment for annualized rate	0.8	0.4
United States state tax benefit	0.1	(0.2)
PXRE Reinsurance capital loss carryforward	29.8	0.0
Foreign exchange adjustments	(2.2)	0.2
Foreign withholding taxes	0.1	0.0

Income tax provision	$2.5	$4.8

Income tax (benefit) provision - Foreign	$(0.6)	$1.6
Income tax provision - United States Federal	2.8	3.5
Income tax provision (benefit) - United States State	0.2	(0.3)
Foreign withholding tax - United States	0.1	0.0

Income tax provision	$2.5	$4.8

We recognize potential accrued interest and penalties within our global operations in “Interest expense” and “Underwriting, acquisition and insurance expenses,” respectively, in our Consolidated Statements of Income.

Our net deferred tax assets (liabilities) are supported by taxes paid in previous periods, reversal of the taxable temporary differences and recognition of future income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, which is generally two years for net operating losses and three years for capital losses for our United States operations. At March 31, 2014, we had a total net deferred tax liability of $7.0 million prior to any valuation allowance. Management has concluded that a valuation allowance is required for a portion of the tax effected net operating loss carryforward of $18.5 million from PXRE Corporation and for the tax effected net operating loss carryforward of $1.0 million from ARIS. The capital loss carryforward generated from the sale of PXRE Reinsurance Company expired on December 31, 2013. Of the PXRE Corporation loss carryforwards, $17.0 million will expire if not used by December 31, 2025 and $1.5 million will expire if not used by December 31, 2027. Of the ARIS loss carryforward, $0.2 million will expire if not used by December 31, 2027, $0.4 million will expire if not used by December 31, 2028 and $0.4 million will expire if not used by December 31, 2029. The valuation allowances have been established as Internal Revenue Code Section 382 limits the application of net operating loss and net capital loss carryforwards following an ownership change. The loss carryforwards available per year are $2.8 million as required by Internal Revenue Code Section 382. Further, due to cumulative losses since inception, management has concluded that a valuation allowance is required for the full amount of the tax effected net operating losses generated by our Brazil and Malta entities. Accordingly, a valuation allowance of $27.2 million is required as of March 31, 2014 of which $16.6 million relates to the PXRE Corporation and ARIS loss carryforwards, $8.8 million relates to Brazil operations and $1.8 million relates to Malta operations. For the three months ended March 31, 2014, the valuation allowance was reduced by $29.8 million pertaining to the expiration of the PXRE Reinsurance Company capital loss carryforward, reduced by $0.2 million pertaining to the PXRE Corporation and ARIS loss carryforwards, increased by $0.8 million pertaining to the Brazil operations and increased by $0.1 million pertaining to the Malta operations.

We had no material unrecognized tax benefits as of March 31, 2014 and 2013. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2010. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2011.

15. Commitments and Contingencies

Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

Argo Group has contractual commitments to invest up to $26.3 million related to its limited partnership investments at March 31, 2014. These commitments will be funded as required by the partnership agreements.

16. Segment Information

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

Revenue and income (loss) before income taxes for each segment for the three months ended March 31, 2014 and 2013 were as follows:

	For the Three Months
	Ended March 31,
(in millions)	2014	2013
Revenue:
Earned premiums
Excess and Surplus Lines	$117.4	$105.1
Commercial Specialty	71.7	75.2
International Specialty	37.0	32.7
Syndicate 1200	99.3	90.9
Run-off Lines	0.3	0.3

Total earned premiums	325.7	304.2
Net investment income
Excess and Surplus Lines	9.3	10.9
Commercial Specialty	4.7	5.9
International Specialty	1.8	2.3
Syndicate 1200	3.7	2.8
Run-off Lines	2.5	2.8
Corporate and Other	1.3	3.2

Total net investment income	23.3	27.9
Net realized investment gains and other	11.1	9.5

Total revenue	$360.1	$341.6

	For the Three Months
	Ended March 31,
(in millions)	2014	2013
Income (loss) before income taxes
Excess and Surplus Lines	$20.1	$13.9
Commercial Specialty	1.7	5.7
International Specialty	6.8	4.8
Syndicate 1200	15.8	8.4
Run-off Lines	(5.9)	(0.4)

Total segment income before taxes	38.5	32.4
Corporate and Other	(6.9)	(4.4)
Net realized investment gains and other	11.1	9.5

Total income before income taxes	$42.7	$37.5

The table below presents earned premiums by geographic location for the three months ended March 31, 2014 and 2013. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that write the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Three Months
	Ended March 31,
(in millions)	2014	2013
Bermuda	$24.4	$25.8
Brazil	12.6	10.0
Malta	0.5	0.4
United Kingdom	98.9	87.0
United States	189.3	181.0

Total earned premiums	$325.7	$304.2

The following table presents our identifiable assets.

	March 31,	December 31,
(in millions)	2014	2013
Excess and Surplus Lines	$2,310.1	$2,252.2
Commercial Specialty	1,332.6	1,333.4
International Specialty	781.2	743.6
Syndicate 1200	1,390.9	1,638.8
Run-off Lines	556.1	555.9
Corporate and Other	60.5	67.1

Total	$6,431.4	$6,591.0

Included in total assets at March 31, 2014 and December 31, 2013 are $246.4 million and $386.8 million, respectively, in assets associated with trade capital providers.

17. Information Provided in Connection with Outstanding Debt of Subsidiaries

The following tables present condensed consolidating financial information at March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013, for Argo Group (the “Parent Guarantor”) and Argo Group US (the “Subsidiary Issuer”). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations, and cash flows of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2014

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$4.6	$2,797.9	$1,316.0	$0.0	$4,118.5
Cash	0.0	118.4	31.1	0.0	149.5
Accrued investment income	0.0	18.6	6.4	0.0	25.0
Premiums receivable	0.0	153.5	217.6	0.0	371.1
Reinsurance recoverables	0.0	1,165.9	(187.8)	0.0	978.1
Goodwill and other intangible assets, net	0.0	136.9	101.6	0.0	238.5
Current income taxes receivable, net	0.0	5.6	4.8	0.0	10.4
Deferred acquisition costs, net	0.0	54.4	63.1	0.0	117.5
Ceded unearned premiums	0.0	106.8	145.1	0.0	251.9
Other assets	6.4	107.4	57.1	0.0	170.9
Due from affiliates	0.2	4.7	(4.7)	(0.2)	0.0
Intercompany note receivable	0.0	88.0	(88.0)	0.0	0.0
Investments in subsidiaries	1,666.1	0.0	0.0	(1,666.1)	0.0

Total assets	$1,677.3	$4,758.1	$1,662.3	$(1,666.3)	$6,431.4

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$0.0	$2,174.1	$868.3	$0.0	$3,042.4
Unearned premiums	0.0	421.8	364.5	0.0	786.3
Funds held and ceded reinsurance payable, net	0.0	682.2	(290.1)	0.0	392.1
Long-term debt	49.0	288.9	65.7	0.0	403.6
Deferred tax liabilities, net	0.0	27.6	6.6	0.0	34.2
Accrued underwriting expenses and other liabilities	14.2	97.0	66.7	0.0	177.9
Intercompany note payable	19.2	0.0	0.0	(19.2)	0.0

Total liabilities	82.4	3,691.6	1,081.7	(19.2)	4,836.5

Total shareholders’ equity	1,594.9	1,066.5	580.6	(1,647.1)	1,594.9

Total liabilities and shareholders’ equity	$1,677.3	$4,758.1	$1,662.3	$(1,666.3)	$6,431.4

CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2013 (in millions)
	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$1.1	$2,785.1	$1,293.0	$0.0	$4,079.2
Cash	0.0	132.1	25.3	0.0	157.4
Accrued investment income	0.0	19.7	6.0	0.0	25.7
Premiums receivable	0.0	150.8	197.6	0.0	348.4
Reinsurance recoverables	0.0	1,145.9	117.6	0.0	1,263.5
Goodwill and other intangible assets, net	0.0	137.4	102.4	0.0	239.8
Current income taxes receivable, net	0.0	0.5	(0.5)	0.0	0.0
Deferred acquisition costs, net	0.0	55.6	58.3	0.0	113.9
Ceded unearned premiums	0.0	88.2	108.1	0.0	196.3
Other assets	4.6	97.8	64.4	0.0	166.8
Due from affiliates	3.1	1.5	(1.5)	(3.1)	0.0
Intercompany note receivable	0.0	87.4	(87.4)	0.0	0.0
Investments in subsidiaries	1,625.2	0.0	0.0	(1,625.2)	0.0

Total assets	$1,634.0	$4,702.0	$1,883.3	$(1,628.3)	$6,591.0

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$0.0	$2,157.0	$1,073.3	$0.0	$3,230.3
Unearned premiums	0.0	425.5	353.6	0.0	779.1
Funds held and ceded reinsurance payable, net	0.0	642.4	(244.0)	0.0	398.4
Long-term debt	49.0	288.9	65.5	0.0	403.4
Current income taxes payable, net	0.0	8.9	(3.7)	0.0	5.2
Deferred tax liabilities, net	0.0	22.8	5.9	0.0	28.7
Accrued underwriting expenses and other liabilities	15.4	98.2	69.3	0.0	182.9
Intercompany note payable	6.6	0.0	0.0	(6.6)	0.0

Total liabilities	71.0	3,643.7	1,319.9	(6.6)	5,028.0

Total shareholders’ equity	1,563.0	1,058.3	563.4	(1,621.7)	1,563.0

Total liabilities and shareholders’ equity	$1,634.0	$4,702.0	$1,883.3	$(1,628.3)	$6,591.0

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$0.0	$112.0	$213.7	$0.0	$325.7
Net investment income	(0.1)	15.0	8.4	0.0	23.3
Net realized investment gains and other	0.0	11.5	(0.4)	0.0	11.1

Total revenue	(0.1)	138.5	221.7	0.0	360.1

Expenses:
Losses and loss adjustment expenses	0.0	72.5	110.0	0.0	182.5
Underwriting, acquisition and insurance expenses	6.0	46.3	76.4	0.0	128.7
Interest expense	0.6	3.8	0.7	(0.1)	5.0
Fee expense, net	0.0	1.3	0.1	0.0	1.4
Foreign currency exchange gain	0.0	(0.1)	(0.1)	0.0	(0.2)

Total expenses	6.6	123.8	187.1	(0.1)	317.4

Income (loss) before income taxes	(6.7)	14.7	34.6	0.1	42.7
Provision for income taxes	0.0	3.0	(0.5)	0.0	2.5

Net (loss) income before equity in earnings of subsidiaries	(6.7)	11.7	35.1	0.1	40.2
Equity in undistributed earnings of subsidiaries	46.9	0.0	0.0	(46.9)	0.0

Net income	$40.2	$11.7	$35.1	$(46.8)	$40.2

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$0.0	$107.7	$196.5	$0.0	$304.2
Net investment income	0.0	20.9	7.3	(0.3)	27.9
Fee (expense) income, net	0.0	(0.3)	0.3	0.0	0.0
Net realized investment gains and other	0.0	7.6	1.9	0.0	9.5

Total revenue	0.0	135.9	206.0	(0.3)	341.6

Expenses:
Losses and loss adjustment expenses	0.0	64.3	106.2	0.0	170.5
Other reinsurance-related expenses	0.0	1.5	3.6	0.0	5.1
Underwriting, acquisition and insurance expenses	6.2	48.7	71.8	0.0	126.7
Interest expense	0.8	3.7	0.7	(0.3)	4.9
Foreign currency exchange (gain) loss	(0.1)	0.2	(3.2)	0.0	(3.1)

Total expenses	6.9	118.4	179.1	(0.3)	304.1

Income (loss) before income taxes	(6.9)	17.5	26.9	0.0	37.5
Provision for income taxes	0.0	3.2	1.6	0.0	4.8

Net income (loss) before equity in earnings of subsidiaries	(6.9)	14.3	25.3	0.0	32.7
Equity in undistributed earnings of subsidiaries	39.6	0.0	0.0	(39.6)	0.0

Net income	$32.7	$14.3	$25.3	$(39.6)	$32.7

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$(9.4)	$(11.2)	64.2	$0.0	$43.6

Cash flows from investing activities:
Proceeds from sales of investments	0.0	163.3	100.0	0.0	263.3
Proceeds from maturities and mandatory calls of investments	0.0	51.3	27.1	0.0	78.4
Purchases of investments	0.0	(178.6)	(128.7)	0.0	(307.3)
Change in short-term investments and foreign regulatory deposits	(0.9)	(29.8)	(23.2)	0.0	(53.9)
Settlements of foreign currency exchange forward contracts	0.9	0.0	(2.3)	0.0	(1.4)
Issuance of intercompany note, net	0.0	0.0	(12.5)	12.5	0.0
Other, net	0.1	(5.1)	(19.1)	0.0	(24.1)

Cash provided (used) by investing activities	0.1	1.1	(58.7)	12.5	(45.0)

Cash flows from financing activities:
Borrowings under intercompany note, net	12.5	0.0	0.0	(12.5)	0.0
Activity under stock incentive plans	0.8	0.0	0.0	0.0	0.8
Repurchase of Company’s common shares	0.0	(3.7)	0.0	0.0	(3.7)
Excess tax expense from share-based payment arrangements	0.0	0.1	0.0	0.0	0.1
Payment of cash dividends to common shareholders	(4.0)	0.0	0.0	0.0	(4.0)

Cash provided (used) by financing activities	9.3	(3.6)	0.0	(12.5)	(6.8)

Effect of exchange rate changes on cash	0.0	0.0	0.3	0.0	0.3

Change in cash	0.0	(13.7)	5.8	0.0	(7.9)
Cash, beginning of period	0.0	132.1	25.3	0.0	157.4

Cash, end of period	$0.0	$118.4	$31.1	$0.0	$149.5

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$(0.5)	$2.7	$(86.2)	$0.0	$(84.0)

Cash flows from investing activities:
Proceeds from sales of investments	0.0	199.0	237.2	0.0	436.2
Proceeds from maturities and mandatory calls of investments	0.0	86.7	28.4	0.0	115.1
Purchases of investments	0.0	(282.9)	(159.9)	0.0	(442.8)
Change in short-term investments and foreign regulatory deposits	(2.2)	28.6	(32.8)	0.0	(6.4)
Settlements of foreign currency exchange forward contracts	0.2	0.0	(2.1)	0.0	(1.9)
Issuance of intercompany note, net	0.0	(10.0)	5.1	4.9	0.0
Other, net	0.0	(6.2)	0.7	0.0	(5.5)

Cash (used) provided by investing activities	(2.0)	15.2	76.6	4.9	94.7

Cash flows from financing activities:
Borrowings under intercompany note, net	4.9	0.0	0.0	(4.9)	0.0
Proceeds from issuance of senior unsecured fixed rate notes	1.3	0.0	(1.3)	0.0	0.0
Activity under stock incentive plans	0.0	0.0	1.3	0.0	1.3
Repurchase of Company’s common shares	0.0	(12.9)	0.0	0.0	(12.9)
Payment of cash dividends to common shareholders	(3.7)	0.0	0.0	0.0	(3.7)

Cash provided (used) by financing activities	2.5	(12.9)	0.0	(4.9)	(15.3)

Effect of exchange rate changes on cash	0.0	0.0	0.0	0.0	0.0

Change in cash	0.0	5.0	(9.6)	0.0	(4.6)
Cash, beginning of period	0.0	73.9	21.9	0.0	95.8

Cash, end of period	$0.0	$78.9	$12.3	$0.0	$91.2

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2014 compared with the three months ended March 31, 2013, and also a discussion of our financial condition as of March 31, 2014. This discussion and analysis should be read in conjunction with the attached unaudited interim Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2014, including the audited Consolidated Financial Statements and notes thereto.

Forward Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk and the accompanying Consolidated Financial Statements (including the notes thereto) may contain “forward looking statements,” which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially as a result of significant risks and uncertainties, including non-receipt of expected payments, capital markets and their effect on investment income and fair value of the investment portfolio, development of claims and the effect on loss reserves, accuracy in estimating loss reserves, changes in the demand for our products, effect of general economic conditions, adverse government legislation and regulations, government investigations into industry practices, developments relating to existing agreements, heightened competition, changes in pricing environments and changes in asset valuations. For a more detailed discussion of risks and uncertainties, see our public filings made with the SEC. We undertake no obligation to publicly update any forward-looking statements.

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

Consolidated Results of Operations

For the three months ended March 31, 2014, we reported net income of $40.2 million, or $1.49 per fully diluted share. For the three months ended March 31, 2013, we reported net income of $32.7 million, or $1.16 per fully diluted share.

The following is a comparison of selected data from our operations:

	Three Months Ended March 31,
(in millions)	2014	2013
Gross written premiums	$463.1	$438.2

Earned premiums	$325.7	$304.2
Net investment income	23.3	27.9
Net realized investment gains and other	11.1	9.5

Total revenue	$360.1	$341.6

Income before income taxes	$42.7	$37.5
Provision for income taxes	2.5	4.8

Net income	$40.2	$32.7

Loss ratio	56.0%	57.0%
Expense ratio	39.5%	42.4%

Combined ratio	95.5%	99.4%

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

Consolidated net investment income decreased for the three months ended March 31, 2014 as compared to the same period of 2013 due primarily to the continued reinvestment at market yields below the portfolio’s book yield and an increased focus on total portfolio returns relative to current income.

Consolidated net realized investment gains and other were $11.1 million and $9.5 million for the three months ended March 31, 2014 and 2013, respectively. The increase in net realized gains was primarily attributable to $5.9 million in realized gains from the targeted reduction in certain equity holdings and $2.4 million in realized gains for our equity method investments. Partially offsetting these net realized gains was a $3.9 million reduction for our fixed maturity portfolio and $4.0 million in realized losses resulting from the write down of an asset held for sale. Included in consolidated net realized investment gains and other for the three months ended March 31, 2013 were write-downs of approximately $1.4 million from the recognition of other-than-temporary impairments on certain of our investment securities. We did not recognize any other-than-temporary impairments on our investment portfolio for the three months ended March 31, 2014.

We have purchased foreign currency 90 day future forward contracts to manage currency exposure on losses related to selected catastrophe events. The term of these contracts gives us the flexibility to adjust the notional amount of the contracts based on payments made and changes in estimates of future losses. We do not apply hedge accounting to these contracts; as a result, all gains (losses) are recognized in net realized investment gains (losses). For the three months ended March 31, 2014, we recognized $1.0 million in realized gains from the currency forward contracts. Foreign currency exchange losses related to the loss reserves recorded for these events were $1.2 million for the three months ended March 31, 2014. For the three months ended March 31, 2013, we recognized $0.5 million in foreign currency exchange losses related to the loss reserves recorded for the events offset by $0.7 million in realized losses from the currency forward contracts. The foreign currency exchange losses related to these loss reserves and the realized gains (losses) from the currency forward contacts are reported under the Corporate and Other segment.

Consolidated losses and loss adjustment expenses were $182.5 million and $170.5 million for the three months ended March 31, 2014 and 2013, respectively. Included in losses and loss adjustment expenses for the three months ended March 31, 2014 and 2013 was $4.2 million and $1.9 million, respectively, in catastrophe losses attributable to United States storms. Included in losses and loss adjustment expenses for the three months ended March 31, 2014 and 2013 was $8.9 million and $4.5 million, respectively, of net favorable loss reserve development on prior accident years.

The following table summarizes the above referenced loss reserve development with respect to prior year loss reserves by line of business for the three months ended March 31, 2014.

(in millions)	2013 Net Reserves	Net Reserve Development (Favorable)/Unfavorable	Percent of 2013 Net Reserves
General liability	$924.8	$(14.1)	-1.5%
Workers compensation	337.7	2.2	0.7%
Syndicate 1200 liability	172.9	(4.1)	-2.4%
Syndicate 1200 property	136.9	(1.8)	-1.3%
Commercial multi-peril	171.0	1.6	0.9%
Commercial auto liability	167.0	9.5	5.7%
Reinsurance—nonproportional assumed property	97.9	(0.2)	-0.2%
Syndicate 1200 specialty	35.6	(1.3)	-3.7%
All other lines	63.8	(0.7)	-1.1%

Total	$2,107.6	$(8.9)	-0.4%

In determining appropriate reserve levels for the three months ended March 31, 2014, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for losses and loss adjustment expenses and record our best estimate. Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data. While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent years, this does not imply that more recent accident years’ reserves will also develop favorably; pricing, reinsurance costs, legal environment, general economic conditions including changes in inflation and many other factors impact management’s ultimate loss estimates.

When determining reserve levels, we recognize that there are several factors that present challenges and uncertainties to the estimation of net loss reserves. Examples of these uncertainties include changes to the reinsurance structure and potential increases in inflation. Our net retained losses vary by product and they have generally increased over time. To properly recognize these uncertainties, actuarial reviews have given significant consideration to the paid and incurred Bornhuetter-Ferguson (“BF”) methodologies. Compared with other actuarial methodologies, the paid and incurred BF methods assign smaller weight to actual reported loss experience, with the greatest weight assigned to an expected or planned loss ratio. The expected or planned loss ratio has typically been determined using various assumptions pertaining to prospective loss frequency and loss severity. In setting reserves at March 31, 2014, we continued to consider the paid and incurred BF methods for recent years.

Our loss reserve estimates gradually blend in the results from development and frequency/severity methodologies over time. For general liability estimates, our own loss experience is not deemed fully credible for several years after the end of an accident year. We rely primarily on the BF methods during that period. For property business, our loss reserve estimates also blend in the results from development and frequency/severity methodologies over time. For property lines, in contrast to general liability estimates, where loss reporting and claims closing patterns settle more quickly, we give greater weight to development methods starting at the end of the accident year.

For the Run-off Lines segment, in determining appropriate reserve levels, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No changes in key assumptions were made to estimate the reserves since the last reporting date.

Consolidated gross reserves for losses and loss adjustment expenses were $3,042.4 million (including $66.6 million of reserves attributable to Syndicate 1200 segment’s trade capital providers) and $3,205.0 million (including $132.0 million of reserves attributable to the Syndicate 1200 segment’s trade capital providers) as of March 31, 2014 and 2013, respectively. Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

As of March 31, 2013, we had in place a catastrophe bond transaction to provide reinsurance coverage for selected events. The catastrophe bond cover expired on December 31, 2013. In accordance with generally accepted accounting principles in the United States (“GAAP”), we accounted for this cover as derivatives, and as such, presented the financial statement impact in a separate line item, “Other reinsurance-related expenses” in our Consolidated Statements of Income. Other reinsurance-related expenses totaled $5.1 million for the three months ended March 31, 2013. There were no other reinsurance-related expenses for the three months ended March 31, 2014. As management viewed this coverage as reinsurance protection, we treated the financial statement effects of other reinsurance related expenses related to this cover as ceded premium for the purposes of calculating our loss, expense and combined ratios.

Consolidated underwriting, insurance and acquisition expenses were $128.7 million and $126.7 million for the three months ended March 31, 2014 and 2013, respectively. The decline in the consolidated expense ratio for 2014 as compared to 2013 was primarily attributable to reduced fixed costs as a percentage of earned premiums combined with an increase in ceding commission for our state funds program.

Consolidated interest expense of $5.0 million for the three months ended March 31, 2014 was consistent with the $4.9 million recognized for the three months ended March 31, 2013.

Consolidated foreign currency exchange gain was $0.2 million and $3.1 million for the three months ended March 31, 2014 and 2013, respectively. The changes in the foreign currency exchange gains/losses were due to fluctuations of the U.S. Dollar, on a weighted average basis, against the currencies in which we transact our business.

The consolidated provision for income taxes was $2.5 million and $4.8 million for the three months ended March 31, 2014 and 2013, respectively. The income tax provision represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the provision for income taxes represents taxes on net income for our United States, Ireland, Belgium, Brazil, Switzerland and United Kingdom operations. The income tax provision for the three months ended March 31, 2014 and 2013 was primarily attributable to our United States operations.

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

Since we generally manage and monitor the investment portfolio on an aggregate basis, the overall performance of the investment portfolio and related net investment income is discussed above on a consolidated basis under consolidated net investment income rather than within or by segment.

Excess and Surplus Lines

The following table summarizes the results of operations for the Excess and Surplus Lines segment:

	Three Months Ended March 31,
(in millions)	2014	2013
Gross written premiums	$140.0	$127.6

Earned premiums	$117.4	$105.1
Losses and loss adjustment expenses	64.9	58.6
Other reinsurance-related expenses	0.0	1.2
Underwriting, acquisition and insurance expenses	40.1	40.7

Underwriting income	12.4	4.6
Net investment income	9.3	10.9
Interest expense	(1.6)	(1.6)

Income before income taxes	$20.1	$13.9

Loss ratio	55.3%	56.5%
Expense ratio	34.1%	39.1%

Combined ratio	89.4%	95.6%

The increase in gross written and earned premiums for the three months ended March 31, 2014 as compared to the same period in 2013 was primarily attributable to increased underwriting activity and rate increases in virtually all lines. Gross written premiums for certain specialty casualty lines increased by $11.1 million. Partially offsetting these increases were reduced writings in the transportation unit, as we continued to exit unprofitable accounts.

Included in losses and loss adjustment expense for the three months ended March 31, 2014 was $1.8 million in catastrophe losses from winter storm activity in the United States. Offsetting these catastrophe losses was $8.0 million of net favorable loss reserve development on prior accident years primarily within the general and products liability lines of business, partially offset by unfavorable development in commercial automobile and property lines.

Included in losses and loss adjustment expense for the three months ended March 31, 2013 was $0.8 million in catastrophe losses and $5.2 million net favorable loss reserve development on prior accident years. The net favorable development was primarily attributable to favorable development in the general and products liability and commercial multi-peril liability lines of business, partially offset by unfavorable development in commercial automobile lines.

The decline in the expense ratios for the three months ended March 31, 2014 as compared to the same period in 2013 was primarily attributable to the increase in earned premiums without a corresponding increase to fixed overhead costs.

Commercial Specialty

The following table summarizes the results of operations for the Commercial Specialty segment:

	Three Months Ended March 31,
(in millions)	2014	2013
Gross written premiums	$105.9	$106.1

Earned premiums	$71.7	$75.2
Losses and loss adjustment expenses	47.7	47.5
Other reinsurance-related expenses	0.0	0.3
Underwriting, acquisition and insurance expenses	25.1	26.4

Underwriting (loss) income	(1.1)	1.0
Net investment income	4.7	5.9
Interest expense	(0.8)	(0.9)
Fee expense, net	(1.1)	(0.3)

Income before income taxes	$1.7	$5.7

Loss ratio	66.6%	63.4%
Expense ratio	34.9%	35.2%

Combined ratio	101.5%	98.6%

The decline in gross written and earned premiums for the three months ended March 31, 2014 as compared to the same period ended 2013 was primarily due to reduced writings in our public entity units due to planned reductions as we exited unprofitable accounts and implemented underwriting initiatives, partially offset by increasing rates. Gross written premiums for our public entity unit declined to $17.6 million for the three months ended March 31, 2014 compared to $24.4 million for the same period in 2013. Partially offsetting these declines was increased gross written premiums in our coal mining and surety units.

Included in losses and loss adjustment expense for the three months ended March 31, 2014 was $1.4 million in catastrophe losses for winter storm activity in the United States. Included in losses and loss adjustment expenses for the three months ended March 31, 2014 was $1.2 million current accident year large property losses and net unfavorable loss reserve development on prior accident years, primarily attributable to unfavorable development in general liability and automobile liability lines, offset in part by favorable development in workers compensation and short-tail lines.

Included in losses and loss adjustment expenses for the three months ended March 31, 2013 was $1.1 million of catastrophe losses and $1.1 million of net unfavorable development on prior accident year loss reserves. The unfavorable development was primarily attributable to general liability lines due to increases in claim severity partially offset by favorable development in the surety line of business at Rockwood.

The decline in the expense ratio was primarily attributable to a $0.9 million increase in the ceding commission received on our state funds program, which reduced our acquisition expenses.

The increase in fee expense for the three months ended March 31, 2014 as compared to 2013 was primarily attributable to a shift of select functions from risk bearing activities to non risk-bearing activities, as we began to develop our fee-based business. As a result, the expenses associated with the fee-based operations have exceeded the income received for these activities, resulting in net fee expense for the three months ended March 31, 2014.

International Specialty

The following table summarizes the results of operations for the International Specialty segment:

	Three Months Ended March 31,
(in millions)	2014	2013
Gross written premiums	$83.2	$78.2

Earned premiums	$37.0	$32.7
Losses and loss adjustment expenses	18.8	15.6
Other reinsurance-related expenses	0.0	1.5
Underwriting, acquisition and insurance expenses	12.4	12.3

Underwriting income	5.8	3.3
Net investment income	1.8	2.3
Interest expense	(0.8)	(0.8)

Income before income taxes	$6.8	$4.8

Loss ratio	50.8%	50.1%
Expense ratio	33.3%	39.5%

Combined ratio	84.1%	89.6%

Gross written and earned premiums increased for the three months ended March 31, 2014 as compared to 2013 primarily as a result of modest growth in all lines. Gross written premiums for the property reinsurance lines were $48.3 million and $47.1 million for the three months ended March 31, 2014 and 2013, respectively. Gross written premiums for the excess casualty and professional lines unit were $15.7 million and $12.8 million for the three months ended March 31, 2014 and 2013, respectively. Gross written premiums for our Brazil operations were $20.1 million and $18.3 million for the three months ended March 31, 2014 and 2013, respectively.

Included in losses and loss adjustment expenses for the three months ended March 31, 2014 was $1.0 million in catastrophe losses for winter storm activity in the United States. Additionally, there was $0.4 million of net unfavorable development on prior accident year loss reserves primarily for our Brazil operations.

Included in losses and loss adjustment expenses for the three months ended March 31, 2013 was $0.9 million of unfavorable prior year loss development. This unfavorable loss development was primarily due to crop losses partially offset by favorable prior year loss development on the professional liability business. There were no catastrophe losses reported during the three months ended March 31, 2013.

The decline in the expense ratio for the three months ended March 31, 2014 as compared to 2013 was primarily attributable to acquisition expenses at our Brazil operations remaining constant while earned premiums increased as this platform gained traction in 2013 and continuing into 2014.

Syndicate 1200

The following table summarizes the results of operations for the Syndicate 1200 segment:

	Three Months Ended March 31,
(in millions)	2014	2013
Gross written premiums	$133.6	$126.1

Earned premiums	$99.3	$90.9
Losses and loss adjustment expenses	45.5	47.8
Other reinsurance-related expenses	0.0	1.6
Underwriting, acquisition and insurance expenses	40.6	35.5

Underwriting income	13.2	6.0
Net investment income	3.7	2.8
Interest expense	(0.8)	(0.7)
Fee (expense) income, net	(0.3)	0.3

Income before income taxes	$15.8	$8.4

Loss ratio	45.8%	53.5%
Expense ratio	40.9%	39.8%

Combined ratio	86.7%	93.3%

In 2014, we decreased our direct participation in Syndicate 1200 to 69%, down from 79% in 2013. For the three months ended March 31, 2014 and 2013, the property division wrote $46.2 million and $37.1 million of gross written premiums, respectively. The increase in the property lines was primarily due to growth in our binder book and in property facultative lines. The casualty division wrote $43.9 million and $49.7 million of gross written premiums for the three months ended March 31, 2014 and 2013, respectively. The decrease in the casualty division was primarily attributable to a planned reduction within the general liability class. Gross written premiums for the marine and energy division increased to $15.8 million for the three months ended March 31, 2014 from $12.1 million for the same period ended 2013, due to growth in all lines. The specialty division wrote $22.1 million and $19.4 million for the three months ended March 31, 2014 and 2013, respectively. The increase in gross written premiums for 2014 as compared to 2013 was primarily attributable to growth in the personal accident lines and the introduction of a political risk line. Gross written premiums for the aerospace division declined to $5.7 million for the three months ended March 31, 2014 from $7.8 million for the same period in 2013 due to the planned reduction of the lines due to lack of profitability.

Losses and loss adjustment expenses are reported net of losses ceded to the trade capital providers. The Syndicate 1200 segment reported no catastrophe losses for the three months ended March 31, 2014 and 2013. Included in losses and loss adjustment expenses for the three months ended March 31, 2014 was a $2.8 million current accident year large property loss and net favorable prior year loss development of $8.8 million driven by several lines including professional indemnity and other liability lines, property, aviation and space, and marine specialty.

Losses and loss adjustment expenses for the three months ended March 31, 2013 included $2.0 million in current accident year losses resulting from a satellite loss. Partially offsetting these current accident year losses was $2.2 million favorable development in the Syndicate 1200 segment driven by favorable development in property facultative and North American binder business.

The increase in the expense ratio for the three months ended March 31, 2014 as compared to the same period in 2013 was primarily attributable to increased acquisition expenses due to a change in the business mix which began in the second half of 2013.

Fee (expense) income, net represents fees and profit commission derived from the management of third party capital for our underwriting syndicate at Lloyd’s. The increased fee expense, net for the three months ended March 31, 2014 was primarily due to timing differences in expenses incurred as compared to the revenues earned. The fee income, net for the three months ended March 31, 2013 was increased fees and commissions resulting from increased profitability within the syndicate.

Run-off Lines

The following table summarizes the results of operations for the Run-off Lines segment:

	Three Months Ended March 31,
(in millions)	2014	2013
Earned premiums	$0.3	$0.3
Losses and loss adjustment expenses	5.6	1.0
Underwriting, acquisition and insurance expenses	2.7	2.1

Underwriting loss	(8.0)	(2.8)
Net investment income	2.5	2.8
Interest expense	(0.4)	(0.4)

Loss before income taxes	$(5.9)	$(0.4)

Earned premiums for the three months ended March 31, 2014 and 2013 were primarily attributable to adjustments resulting from final audits, reinstatement premiums and other adjustments on policies previously underwritten.

Losses and loss adjustment expenses for the three months ended March 31, 2014 included $4.5 million of unfavorable development in our run-off risk management lines. The unfavorable development was the result of higher incurred medical expenses for our workers compensation policies primarily for accident years 1981 and prior and unfavorable development in asbestos liability resulting from commutations and settlements on assumed business.

Losses and loss adjustment expenses for the three months ended March 31, 2013 included $0.9 million in net unfavorable loss reserve development on prior accident years primarily attributable to unfavorable development related to commutations.

The following table represents a reconciliation of total gross and net reserves for the Run-off Lines. Amounts in the net column are reduced by reinsurance recoverable.

	Three Months Ended March 31,
(in millions)	2014		2013
	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the period	$57.5	$53.3	$64.6	$58.9
Incurred losses	1.0	1.0	0.7	0.7
Losses paid	(3.7)	(3.3)	(3.3)	(2.9)

Loss reserves—asbestos and environmental, end of period	54.8	51.0	62.0	56.7
Risk management reserves	266.7	176.2	266.6	186.9
Run-off reinsurance reserves	5.4	5.4	13.8	13.8
Other run-off lines	4.3	4.1	6.1	5.5

Total loss reserves—Run-off Lines	$331.2	$236.7	$348.5	$262.9

Underwriting, acquisition and insurance expenses for the Run-off Lines segment consists primarily of administrative expenses. The increase in underwriting expense for the three months ended March 31, 2014 as compared to the same period of 2013 was due to a $0.6 million increase in the allowance for doubtful accounts for certain reinsurance recoverable balances.

Liquidity and Capital Resources

The primary sources of our cash flows are premiums, reinsurance recoveries, proceeds from sales and redemptions of investments and investment income. The primary cash outflows are claim payments, loss adjustment expenses, reinsurance costs and operating expenses. Additional cash outflow occurs through payments of underwriting and acquisition costs such as commissions, taxes, payroll and general overhead expenses. Management believes that cash receipts from premiums, proceeds from investment sales and redemptions and investment income are sufficient to cover cash outflows in the foreseeable future. Should the need for additional cash arise, we believe we have access to additional sources of liquidity.

Cash provided (used) by operating activities can fluctuate due to timing difference in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the three months ended March 31, 2014, net cash provided by operating activities was $43.6 million compared net cash used by operating activities of $84.0 million for the three months ended March 31, 2013. For 2014, cash provided by operating activities resulted from the closing of the Syndicate 1200 remaining whole account quota share contract covering segment loss reserves for 2009 and prior year of accounts and closing of the 2011 year of account. The use of cash in 2013 was primarily the result of the partial settlement of a whole account quota share contract covering the Syndicate 1200 segment loss reserves for the 2009 and prior year of account. The source of the cash used to settle this reinsurance payable was the sale of fixed maturity assets, and is included in the cash from investing activities section of our Consolidated Statements of Cash Flows.

For the three months ended March 31, 2014, net cash used by investing activities was $45.0 million compared to net cash provided by investing activities of $94.7 million for the three months ended March 31, 2013. The decrease in cash flows from investing activities from 2014 to 2013 was mainly the result of the sale of fixed maturity assets used to settle Syndicate 1200 reinsurance payable in 2013 and fewer sales of investments as the positive inflow of cash from operations assisted in meeting operational activities. As of March 31, 2014, $382.7 million of the investment portfolio were invested in short-term investments.

For the three months ended March 31, 2014 and 2013, net cash used by financing activities was $6.8 million and $15.3 million, respectively. During the three months ended March 31, 2014 and 2013, we repurchased approximately 0.2 million and 0.3 million shares of our common stock for a total cost of $7.5 million and $12.3 million, respectively. We paid dividends to our shareholders totaling $4.0 million and $3.7 million during the three months ended March 31, 2014 and 2013, respectively.

On March 7, 2014, the Borrowers entered into a $175.0 million Credit Agreement (“New Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The New Credit Agreement replaced and terminated the original $150.0 million Credit Agreement. The New Credit Agreement provides for a $175.0 million revolving credit facility with a maturity date of March 7, 2018 unless extended in accordance with the terms of the New Credit Agreement. Borrowings under the New Credit Agreement may be used for general corporate purposes, including working capital and permitted acquisitions, and each of the Borrowers has agreed to be jointly and severally liable for the obligations of the other Borrowers under the New Credit Agreement.

Revolving loans can either be designated as “ABR Borrowings” or “Eurocurrency Borrowings” at the time of borrowing by the Borrowers. “ABR Borrowings” will bear interest at a rate per annum equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 1/2 of 1% and (c) the Adjusted Eurocurrency Rate for a one month interest period plus 1%, plus an applicable margin of 0.375% to 1.25%. “Eurocurrency Borrowings” will bear interest at a rate per annum equal to LIBOR plus an applicable margin of 1.375% to 2.25%. The Adjusted Eurocurrency Rate for Eurocurrency borrowings in U.S. Dollars will be equal to LIBOR times a reserve percentage established in accordance with Regulation D of the U.S. Federal Reserve System.

The New Credit Agreement contains customary events of default. If an event of default occurs and is continuing, the Borrowers might be required immediately to repay all amounts outstanding under the New Credit Agreement. Lenders holding at least a majority of the loans and commitments under the New Credit Agreement may elect to accelerate the maturity of the loans and/or terminate the commitments under the New Credit Agreement upon the occurrence and during the continuation of an event of default.

Included in the New Credit Agreement is a provision that allows up to $17.5 million of the revolving credit facility to be used for letters of credit (“LOC’s”), subject to availability. On March 7, 2014, the $0.2 million LOC outstanding under the original $150.0 million Credit Agreement was transferred to the New Credit Agreement. As of March 31, 2014, there were no borrowings outstanding and $0.2 million in LOC’s against the New Credit Agreement.

On May 5, 2014, our Board of Directors declared a quarterly cash dividend in the amount of $0.18 on each share of common stock outstanding payable to shareholders of record at the close of business on June 2, 2014 which will be paid on June 16, 2014.

On February 18, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares. The 2011 Repurchase Authorization supersedes the November 13, 2007 repurchase authorization which also had authorized the repurchase of up to $150.0 million of our common shares. On November 5, 2013, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares. The 2013 Repurchase Authorization supersedes the 2011 Repurchase Authorization such that no further amounts could be repurchased under the 2011 Repurchase Authorization. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of March 31, 2014, availability under the 2013 Repurchase Authorization for future repurchases of our common shares was $136.1 million.

Refer to Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2013 that Argo Group filed with the SEC on February 28, 2014 for further discussion on Argo Group’s liquidity.

Recent Accounting Standards and Critical Accounting Estimates

New Accounting Standards

The discussion of the adoption and pending adoption of recently issued accounting policies is included in Note 2, “Recently Issued Accounting Standards,” in the Notes to the Consolidated Financial Statements, included in Part I, Item 1—“Consolidated Financial Statements (unaudited).”

Critical Accounting Estimates

Refer to “Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 that we filed with the SEC on February 28, 2014 for information on accounting policies that we consider critical in preparing our consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.

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

As shown on the accompanying table, our fixed maturities portfolio is diversified among different types of investments. The securities are principally rated by one or more Nationally Recognized Statistical Rating Organizations, (i.e., Standard & Poor’s, Moody’s Investors Services, Inc., and Fitch Ratings, Ltd). If a security has two ratings, the lower rating is used, and if a security has three ratings, the middle rating is used in the preparation of this table. At March 31, 2014, our fixed maturities portfolio had a weighted average rating of A+, with 75.4% ($2.1 billion fair value) rated A or better and 34.6% ($969.1 million fair value) rated AAA. Our portfolio included 8.0% ($225.5 million fair value) of less than investment grade (BB+ or lower) fixed maturities at March 31, 2014.

	Fair	Fair	Fair	Fair
	Value	Value	Value	Value
(in millions)	AAA	AA	A	Other	Total
USD denominated:
U.S. Governments	$224.6	$0.0	$0.0	$0.7	$225.3
Non-U.S. Governments	23.9	7.0	4.0	35.5	70.4
Obligations of states and political subdivisions	139.9	319.7	60.3	3.2	523.1
Credit-Financial	5.3	55.1	274.2	135.8	470.4
Credit-Industrial	5.4	9.6	102.0	314.1	431.1
Credit-Utility	0.0	11.5	25.6	114.3	151.4
Structured securities:
CMO/MBS-agency	207.9	0.0	0.0	0.0	207.9
CMO/MBS-non agency	2.6	9.6	1.4	5.8	19.4
CMBS	106.1	38.6	17.0	5.6	167.3
ABS-residential	0.3	0.0	0.0	5.9	6.2
ABS-non residential	129.4	1.4	1.2	15.8	147.8
Foreign denominated:
Governments	89.0	62.2	9.6	27.0	187.8
Credit	34.7	48.1	85.0	25.9	193.7

Total fixed maturities	$969.1	$562.8	$580.3	$689.6	$2,801.8

We also hold a diversified investment portfolio of common stocks in various industries and market segments, ranging from small market capitalization stocks to large capitalization companies. Marketable equity securities are carried on our Consolidated Balance Sheets at fair value, and are subject to the risk of potential loss in fair value resulting from adverse changes in prices. At March 31, 2014, the fair value of our equity securities portfolio was $530.3 million.

Foreign Currency Risk

We have exposure to foreign currency risk in both our insurance contracts and our invested assets. Some of our insurance contracts provide that ultimate losses may be payable in various foreign currencies. Foreign currency exchange rate risk exists where we do not have cash or securities denominated in the currency for which we will ultimately pay the claims. Thus, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance polices that are payable in foreign currencies with cash and investments that are denominated in such currencies. In certain instances, we use foreign exchange forward and put option contracts to mitigate this risk. Due to the extended time frame for settling the claims plus the fluctuation in currency exchange rates, the potential exists for us to realize gains and/or losses related to foreign exchange rates. In addition, we may experience foreign currency gains or losses related to exchange rate fluctuations in operating expenses as certain operating costs are payable in currencies other than the U.S. Dollar. For the three months ended March 31, 2014, we recorded realized gains of $0.2 million from movements in foreign currency rates on our insurance operations. In addition, we recorded realized losses of $0.1 million from movements on foreign currency rates in our investment portfolio and realized gains of $1.0 million from our currency forward contracts. We had unrealized losses at March 31, 2014 of $3.5 million in movements in foreign currency rates in our investment portfolio, which is recorded in other comprehensive income. These gains are principally related to weakening of non-U.S. Dollar denominated investment exchange rates to the U.S. Dollar.

Item 4. Controls and Procedures

Argo Group, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating these disclosure controls and procedures, Argo Group and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by Argo Group in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the internal control over financial reporting made during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Our subsidiaries are parties to legal actions incidental to their business. Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

Item 1A. Risk Factors

See “Risk Factors” in the Argo Group Annual Report on Form 10-K for the year ended December 31, 2013 for a detailed discussion of the additional risk factors affecting us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

On November 13, 2007, our Board of Directors authorized the repurchase of up to $150.0 million of Argo Group’s common shares. On February 18, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2011 Repurchase Authorization”). The 2011 Repurchase Authorization supersedes the November 13, 2007 program such that no further amounts could be repurchased under the repurchase program approved in 2007. On November 5, 2013, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2013 Repurchase Authorization”). The 2013 Repurchase Authorization superseded the 2011 Repurchase Authorization such that no further amounts could be repurchased under the 2011 Repurchase Authorization.

From January 1, 2014 through March 31, 2014, we have repurchased a total 165,184 shares of our common shares for a total cost of $7.5 million. Since the inception of the repurchase authorizations through March 31, 2014, we have repurchased 7,723,529 shares of our common stock at an average price of $33.41 for a total cost of $258.1 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of March 31, 2014, availability under the 2013 Repurchase Authorization for future repurchases of our common shares was $136.1 million.

The following table provides information with respect to shares of our common stock that were repurchased or surrendered during the three months ended March 31, 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
January 1 through January 31, 2014	0	$0.0	0	$143,617,883
February 1 through February 28, 2014	15,789	$43.28	15,789	$142,934,569
March 1 through March 31, 2014	168,343	$45.56	149,395	$136,123,591

Total	184,132	$45.37	165,184

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under our various employees equity compensation plans. For the three months ended March 31, 2014, we received 18,948 shares of our common stock, with an average price paid per share of $45.35, that were surrendered by employees in payment for the minimum required withholding taxes. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Approval of 2014 Long-Term Incentive Plan

On May 6, 2014, Argo Group’s stockholders approved the adoption of the Argo Group International Holdings, Ltd. 2014 Long-Term Incentive Plan. The description of the material terms and conditions of the Argo Group International Holdings, Ltd. 2014 Long-Term Incentive Plan is set forth on pages 18 through 29 of Argo Group’s proxy statement on Schedule 14A filed with the Securities and Exchange Commission on March 7, 2014 and is incorporated herein by reference. The description of the material terms and conditions of the Argo Group International Holdings, Ltd. 2014 Long-Term Incentive Plan is qualified in its entirety by reference to Appendix I to Argo Group’s proxy statement on Schedule 14A filed with the Securities and Exchange Commission on March 7, 2014, which is incorporated by reference.

Submission of Matters to a Vote of Security Holders

The Company held its 2014 Annual General Meeting on May 6, 2014. At the 2014 Annual General Meeting, the Company’s shareholders (1) elected the Company’s three Class I director nominees to the Company’s board of directors, (2) approved the Company’s 2014 Long-Term Incentive Plan, (3) voted for the Company’s executive compensation on a non-binding, advisory basis, and (4) approved Ernst & Young LLP’s appointment as the Company’s independent auditors for the fiscal year ending December 31, 2014.

The results of each vote, including the number of abstentions and broker non-votes, are set forth below for each matter brought to a shareholder vote at the 2014 Annual General Meeting.

Director	For	Against	Abstentions	Broker Non-Votes
H. Berry Cash	22,636,579	590,435	18,658	1,646,488
John R. Power, Jr.	22,890,843	336,600	18,229	1,646,488
Mark E. Watson III	23,087,236	141,149	17,287	1,646,488

	For	Against	Abstentions	Broker Non-Votes
Approval of 2014 Long-Term Incentive Plan	17,500,976	5,723,686	21,010	1,646,488

	For	Against	Abstentions	Broker Non-Votes
Advisory Approval of Executive Compensation	22,914,608	120,672	210,392	1,646,488

	For	Against	Abstentions	Broker Non-Votes
Appointment of Independent Auditors	24,847,735	25,859	18,566	—

Item 6. Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index of this Form 10-Q, which immediately precedes such exhibits, and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1	$175,000,000 Credit Agreement, dated as of March 7, 2014, among Argo Group International Holdings, Ltd., Argo Group US, Inc., Argo International Holdings Limited and Argo Underwriting Agency Limited, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, N.A., as syndication agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report of Argo Group International Holdings, Ltd. on Form 8-K filed on March 10, 2014)

10.2	Form of Cash-Settled Share Appreciation Rights Agreement

10.3	Form of Stock-Settled Share Appreciation Right Agreement

10.4	Form of Restricted Share Agreement

10.5	Form of Restricted Share Unit Grant Agreement

12.1	Statements of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Financial Officer

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	This exhibit shall be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

May 8, 2014	By	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

May 8, 2014	By	/s/ Jay S. Bullock
Jay S. Bullock
Executive Vice President and Chief Financial Officer