Form 10-Q
period 2014-06-30
Argo Group International Holdings, Ltd.
filed 2014-08-06
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding (net of treasury shares) of each of the issuer’s classes of common shares as of July 30, 2014

Title	Outstanding
Common Shares, par value $1.00 per share	26,005,621

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	June 30, 2014	December 31, 2013 *
	(Unaudited)
Assets
Investments:
Fixed maturities, at fair value:
Available-for-sale (cost: 2014 - $2,741.2; 2013 - $2,760.1)	$2,818.4	$2,814.4
Equity securities, at fair value (cost: 2014 - $318.4; 2013 - $346.9)	521.5	534.3
Other investments (cost: 2014 - $391.3; 2013 - $377.4)	395.8	378.9
Short-term investments, at fair value (cost: 2014 - $312.1; 2013 - $351.6)	312.1	351.6

Total investments	4,047.8	4,079.2

Cash	136.2	157.4
Accrued investment income	23.5	25.7
Premiums receivable	429.2	348.4
Reinsurance recoverables	1,008.6	1,263.5
Goodwill	153.8	153.8
Intangible assets, net of accumulated amortization	83.4	86.0
Current income taxes receivable, net	8.1	0.0
Deferred acquisition costs, net	126.1	113.9
Ceded unearned premiums	244.3	196.3
Other assets	160.2	166.8

Total assets	$6,421.2	$6,591.0

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$3,067.9	$3,230.3
Unearned premiums	841.2	779.1
Accrued underwriting expenses	123.9	122.3
Ceded reinsurance payable, net	238.4	354.7
Funds held	27.6	43.7
Senior unsecured fixed rate notes	143.8	143.8
Other indebtedness	66.3	66.3
Junior subordinated debentures	193.3	193.3
Current income taxes payable, net	0.0	5.2
Deferred tax liabilities, net	46.3	28.7
Other liabilities	39.4	60.6

Total liabilities	4,788.1	5,028.0

Commitments and contingencies (Note 15)
Shareholders’ equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 34,239,266 and 34,066,889 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	34.2	34.1
Additional paid-in capital	832.3	827.3
Treasury shares (8,233,645 and 7,558,345 shares at June 30, 2014 and December 31, 2013, respectively)	(282.0)	(250.6)
Retained earnings	874.2	804.4
Accumulated other comprehensive income, net of taxes	174.4	147.8

Total shareholders’ equity	1,633.1	1,563.0

Total liabilities and shareholders’ equity	$6,421.2	$6,591.0

*	Derived from audited consolidated financial statements.

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares and per share amounts)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Premiums and other revenue:
Earned premiums	$336.1	$327.5	$661.8	$631.7
Net investment income	20.6	25.3	43.9	53.2
Fee income, net	0.0	0.2	0.0	0.2
Net realized investment gains and other	18.5	11.0	29.6	20.5

Total revenue	375.2	364.0	735.3	705.6

Expenses:
Losses and loss adjustment expenses	185.1	192.7	367.6	363.2
Other reinsurance-related expenses	0.0	4.7	0.0	9.8
Underwriting, acquisition and insurance expenses	136.8	124.6	265.5	251.3
Interest expense	5.1	5.1	10.1	10.0
Fee expense, net	0.1	0.0	1.5	0.0
Foreign currency exchange loss (gain)	3.4	(5.9)	3.2	(9.0)

Total expenses	330.5	321.2	647.9	625.3

Income before income taxes	44.7	42.8	87.4	80.3
Provision for income taxes	6.1	11.1	8.6	15.9

Net income	$38.6	$31.7	$78.8	$64.4

Net income per common share:
Basic	$1.48	$1.18	$2.99	$2.37

Diluted	$1.45	$1.13	$2.94	$2.29

Dividend declared per common share:	$0.18	$0.15	$0.33	$0.29

Weighted average common shares:
Basic	26,146,507	26,962,397	26,329,478	27,103,917

Diluted	26,613,264	28,009,590	26,788,848	28,082,545

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Net realized investment gains and other before other-than-temporary impairment losses	$19.9	$11.4	$31.0	$22.3
Other-than-temporary impairment losses recognized in earnings
Other-than-temporary impairment losses on fixed maturities	(1.2)	(0.3)	(1.2)	(0.3)
Other-than-temporary impairment losses on equity securities	(0.2)	(0.1)	(0.2)	(1.5)

Impairment losses recognized in earnings	(1.4)	(0.4)	(1.4)	(1.8)

Net realized investment gains and other	$18.5	$11.0	$29.6	$20.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Net income	$38.6	$31.7	$78.8	$64.4

Other comprehensive income:
Foreign currency translation adjustments	0.6	(1.9)	0.4	(1.9)
Unrealized gains (losses) on securities:
Gains (losses) arising during the period	49.8	(82.2)	54.9	(58.0)
Reclassification adjustment for gains included in net income	(16.1)	(14.3)	(16.2)	(15.0)

Other comprehensive income (loss) before tax	34.3	(98.4)	39.1	(74.9)
Income tax provision related to other comprehensive income:
Unrealized gains (losses) on securities:
Gains (losses) arising during the period	11.8	(26.7)	15.6	(16.3)
Reclassification adjustment for gains included in net income	(3.0)	(4.8)	(3.1)	(4.7)

Income tax provision related to other comprehensive income (loss)	8.8	(31.5)	12.5	(21.0)

Other comprehensive income (loss), net of tax	25.5	(66.9)	26.6	(53.9)

Comprehensive income (loss)	$64.1	$(35.2)	$105.4	$10.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	For the Six Months
	Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$78.8	$64.4
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Amortization and depreciation	18.0	18.7
Share-based payments expense	11.2	14.6
Deferred income tax provision, net	4.3	6.0
Net realized investment and other gains	(29.6)	(20.5)
Change in:
Accrued investment income	1.5	2.9
Receivables	169.0	(17.7)
Deferred acquisition costs	(8.6)	(12.0)
Ceded unearned premiums	(47.3)	(47.2)
Reserves for losses and loss adjustment expenses	(145.4)	12.1
Unearned premiums	58.6	81.3
Ceded reinsurance payable and funds held	(141.9)	(192.5)
Income taxes	(13.2)	4.0
Accrued underwriting expenses	(3.1)	8.0
Other, net	24.2	(18.3)

Cash used by operating activities	(23.5)	(96.2)

Cash flows from investing activities:
Sales of fixed maturity investments	558.0	874.7
Maturities and mandatory calls of fixed maturity investments	156.8	210.9
Sales of equity securities	56.7	39.4
Sales of other investments	17.6	5.8
Purchases of fixed maturity investments	(718.9)	(833.1)
Purchases of equity securities	(12.9)	(64.4)
Purchases of other investments	(34.4)	(28.8)
Change in foreign regulatory deposits and voluntary pools	21.6	0.7
Change in short-term investments	28.9	(49.2)
Settlements of foreign currency exchange forward contracts	0.1	(2.7)
Purchases of fixed assets	(18.9)	(13.0)
Other, net	(15.1)	(0.4)

Cash provided by investing activities	39.5	139.9

Cash flows from financing activities:
Activity under stock incentive plans	2.3	1.5
Repurchase of Company’s common shares	(31.2)	(30.9)
Payment of cash dividends to common shareholders	(8.7)	(7.8)

Cash used by financing activities	(37.6)	(37.2)

Effect of exchange rate changes on cash	0.4	(0.3)

Change in cash	(21.2)	6.2
Cash, beginning of period	157.4	95.8

Cash, end of period	$136.2	$102.0

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

The interim financial information as of, and for the three and six months ended, June 30, 2014 and 2013 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain amounts in prior years’ financial statements have been reclassified to conform to the current presentation.

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

2. Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued amendments to “Liabilities” (Topic 405) in order to resolve diversity in practice related to accounting for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The amendments require an entity to measure the liability as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, but early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements with in the update’s scope that exist at the beginning of an entity’s fiscal year of adoption. The adoption of this amendment did not have a material impact on our financial results or disclosures.

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

In July 2013, the FASB issued amendments to “Income Taxes” (Topic 740) that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than liabilities in our Consolidated Balance Sheets when a net operating loss carryforward, similar tax loss or tax credit carryforward exists. The new standard requires adoption on a prospective basis. The adoption of this amendment did not have an impact on our financial results or disclosures.

In April 2014, the FASB issued amendments to “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments require that a disposal representing a strategic shift that has, or will have, a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014. Early adoption is permitted only for disposals not previously reported. We do not anticipate this update will have an impact on our financial results and disclosures.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (Topic 606). The ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The ASU provides a five-step analysis of transactions to determine when and how revenue is recognized and requires additional disclosures sufficient to describe the nature, amount, timing and uncertainty of revenue and cash flows for these transactions. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, we will adopt this ASU on January 1, 2017. Companies may use either a “full retrospective” adoption, meaning the update is applied to all periods presented, or a “modified retrospective” adoption, meaning the update is applied only to the most current period presented in the financial statements. As insurance contracts are excluded from this ASU, we are currently evaluating what impact, if any, this ASU will have on our financial results and disclosures and which adoption method to apply.

3. Investments

Composition of Invested Assets

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments were as follows:

		Gross	Gross
June 30, 2014	Amortized	Unrealized	Unrealized	Fair
(in millions)	Cost	Gains	Losses	Value
Fixed maturities
USD denominated:
U.S. Governments	$231.6	$1.9	$0.3	$233.2
Non-U.S. Governments	76.6	1.3	0.3	77.6
Obligations of states and political subdivisions	496.2	23.5	1.0	518.7
Credit-Financial	444.4	15.9	0.2	460.1
Credit-Industrial	450.0	14.7	0.6	464.1
Credit-Utility	154.1	6.5	0.1	160.5
Structured securities:
CMO/MBS-agency (1)	189.1	9.5	0.7	197.9
CMO/MBS-non agency	15.1	1.0	0.0	16.1
CMBS (2)	150.1	3.0	0.1	153.0
ABS-residential (3)	5.7	0.3	0.4	5.6
ABS-non residential	169.7	0.8	0.1	170.4
Foreign denominated:
Governments	159.1	4.6	3.9	159.8
Credit	199.5	5.9	4.0	201.4

Total fixed maturities	2,741.2	88.9	11.7	2,818.4
Equity securities	318.4	204.3	1.2	521.5
Other investments	391.3	4.7	0.2	395.8
Short-term investments	312.1	0.0	0.0	312.1

Total investments	$3,763.0	$297.9	$13.1	$4,047.8

		Gross	Gross
December 31, 2013	Amortized	Unrealized	Unrealized	Fair
(in millions)	Cost	Gains	Losses	Value
Fixed maturities
USD denominated:
U.S. Governments	$273.4	$2.4	$0.5	$275.3
Non-U.S. Governments	60.9	0.3	1.0	60.2
Obligations of states and political subdivisions	563.7	22.9	8.8	577.8
Credit-Financial	426.3	15.4	1.8	439.9
Credit-Industrial	385.5	13.8	2.2	397.1
Credit-Utility	162.0	5.4	0.8	166.6
Structured securities:
CMO/MBS-agency (1)	219.4	9.2	1.7	226.9
CMO/MBS-non agency	19.4	0.8	0.0	20.2
CMBS (2)	162.7	3.1	1.0	164.8
ABS-residential (3)	6.8	0.3	0.5	6.6
ABS-non residential	116.8	0.5	0.1	117.2
Foreign denominated:
Governments	207.7	4.9	5.9	206.7
Credit	155.5	4.4	4.8	155.1

Total fixed maturities	2,760.1	83.4	29.1	2,814.4
Equity securities	346.9	188.6	1.2	534.3
Other investments	377.4	2.8	1.3	378.9
Short-term investments	351.6	0.0	0.0	351.6

Total investments	$3,836.0	$274.8	$31.6	$4,079.2

(1)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(2)	Commercial mortgage-backed securities (“CMBS”).
(3)	Asset-backed securities (“ABS”).

Included in “Total investments” in our Consolidated Balance Sheets at June 30, 2014 and December 31, 2013 is $62.9 million and $87.3 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party capital participants that provide underwriting capital to our Syndicate 1200 segment.

Contractual Maturity

The amortized cost and fair values of fixed maturity investments as of June 30, 2014, by contractual maturity, were as follows:

	Amortized	Fair
(in millions)	Cost	Value
Due in one year or less	$251.5	$253.1
Due after one year through five years	1,280.3	1,312.3
Due after five years through ten years	510.0	535.8
Thereafter	169.7	174.2
Structured securities	529.7	543.0

Total	$2,741.2	$2,818.4

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Unrealized Losses and Other-than-temporary Impairments

An aging of unrealized losses on our investments in fixed maturities, equity securities, other investments and short-term investments as of June 30, 2014 and December 31, 2013 is presented below:

	Less Than One Year		One Year or Greater		Total
June 30, 2014	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
Fixed maturities
USD denominated:
U.S. Governments	$34.2	$0.1	$16.4	$0.2	$50.6	$0.3
Non-U.S. Governments	13.2	0.1	8.7	0.2	21.9	0.3
Obligations of states and political subdivisions	20.9	0.1	65.9	0.9	86.8	1.0
Credit-Financial	24.2	0.1	15.7	0.1	39.9	0.2
Credit-Industrial	72.1	0.3	14.5	0.3	86.6	0.6
Credit-Utility (2)	9.6	0.1	1.9	0.0	11.5	0.1
Structured securities:
CMO/MBS-agency (1)	11.4	0.0	14.8	0.7	26.2	0.7
CMBS (1)	3.7	0.0	6.9	0.1	10.6	0.1
ABS-residential	0.0	0.0	3.5	0.4	3.5	0.4
ABS-non residential (2)	32.3	0.1	2.2	0.0	34.5	0.1
Foreign denominated:
Governments	109.9	3.1	26.1	0.8	136.0	3.9
Credit (2)	134.6	4.0	0.8	0.0	135.4	4.0

Total fixed maturities	466.1	8.0	177.4	3.7	643.5	11.7
Equity securities	23.2	1.2	0.0	0.0	23.2	1.2
Other investments	(0.2)	0.2	0.0	0.0	(0.2)	0.2
Short-term investments (1)	3.5	0.0	0.0	0.0	3.5	0.0

Total	$492.6	$9.4	$177.4	$3.7	$670.0	$13.1

	Less Than One Year		One Year or Greater		Total
December 31, 2013	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
Fixed maturities
USD denominated:
U.S. Governments	$55.3	$0.5	$0.0	$0.0	$55.3	$0.5
Non-U.S. Governments	36.3	1.0	0.0	0.0	36.3	1.0
Obligations of states and political subdivisions (2)	154.6	8.8	3.1	0.0	157.7	8.8
Credit-Financial	88.7	1.7	2.4	0.1	91.1	1.8
Credit-Industrial	85.7	2.0	2.9	0.2	88.6	2.2
Credit-Utility	21.2	0.7	1.9	0.1	23.1	0.8
Structured securities:
CMO/MBS-agency	58.4	1.2	5.6	0.5	64.0	1.7
CMBS (2)	24.2	1.0	1.1	0.0	25.3	1.0
ABS-residential	0.0	0.0	3.6	0.5	3.6	0.5
ABS-non residential (2)	59.1	0.1	2.0	0.0	61.1	0.1
Foreign denominated:
Governments	170.5	5.9	0.0	0.0	170.5	5.9
Credit	125.3	4.8	0.0	0.0	125.3	4.8

Total fixed maturities	879.3	27.7	22.6	1.4	901.9	29.1
Equity securities	25.5	1.2	0.0	0.0	25.5	1.2
Other investments	(1.4)	1.3	0.0	0.0	(1.4)	1.3
Short-term investments (1)	4.5	0.0	0.0	0.0	4.5	0.0

Total	$907.9	$30.2	$22.6	$1.4	$930.5	$31.6

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

We hold a total of 6,018 securities, of which 845 were in an unrealized loss position for less than one year and 222 were in an unrealized loss position for a period one year or greater as of June 30, 2014. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increased credit spreads, foreign currency fluctuations and higher market yields relative to the date the securities were purchased, and for structured securities, by the performance of the underlying collateral as well. We also considered that we do not intend to sell the investments and it is unlikely that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. We do not consider these investments to be other-than-temporarily impaired at June 30, 2014.

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

We recognized other-than-temporary losses on our fixed maturities portfolio of $1.2 million for both the three and six months ended June 30, 2014. We recognized other-than-temporary losses on our fixed maturities portfolio of $0.3 million for both the three and six months ended June 30, 2013. For equity securities and other investments, the length of time and the amount of decline in fair value are the principal factors in determining other-than-temporary impairment. We recognized other-than-temporary losses on our equity portfolio of $0.2 million for both the three and six months ended June 30, 2014. We recognized other-than-temporary losses on our equity portfolio of $0.1 million and $1.5 million for the three and six months ended June 30, 2013, respectively. In situations where we did not recognize other-than-temporary losses on investments in our equity portfolio, we have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation, have the ability and intent to hold these investments until a recovery of the cost basis.

Realized Gains and Losses

The following table presents our gross realized investment gains (losses) for the three and six months ended June 30:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in millions)	2014	2013	2014	2013
Realized gains
Fixed maturities	$6.1	$10.2	$10.7	$21.7
Equity securities	8.9	7.2	15.4	7.7
Other investments	10.2	6.5	22.9	17.6
Short-term investments	0.1	0.0	0.1	0.1

Gross realized investment gains	25.3	23.9	49.1	47.1
Realized losses
Fixed maturities	(4.1)	(1.9)	(7.6)	(8.4)
Equity securities	0.0	(0.7)	(0.1)	(0.7)
Other investments	(1.2)	(9.8)	(6.1)	(15.5)
Short-term investments	(0.1)	(0.1)	(0.3)	(0.2)
Other assets	0.0	0.0	(4.0)	0.0
Other-than-temporary impairment losses on fixed maturities	(1.2)	(0.3)	(1.2)	(0.3)
Other-than-temporary impairment losses on equity securities	(0.2)	(0.1)	(0.2)	(1.5)

Gross realized investment and other losses	(6.8)	(12.9)	(19.5)	(26.6)

Net realized investment gains and other	$18.5	$11.0	$29.6	$20.5

As of June 30, 2013, we hedged $2.0 million of certain holdings in non-U.S. Dollar denominated fixed maturity investments with $1.9 million of foreign exchange contracts. We did not have any fixed maturity investments hedged with foreign exchange contracts at June 30, 2014. The net realized effect on income was not significant for the three and six months ended June 30, 2013.

We also enter into foreign currency exchange forward contracts to manage currency exposure on losses related to global catastrophe events. These currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other investments.” The realized and unrealized gains and losses are included in “Net realized investment gains and other” in our Consolidated Statements of Income. The notional amount of the currency forward contracts was $43.0 million and $68.2 million as of June 30, 2014 and 2013, respectively. The fair value of the currency forward contracts was a gain of $0.6 million and a loss of $4.8 million as of June 30, 2014 and 2013, respectively. For the three and six months ended June 30, 2014 and 2013, we recognized $0.9 million and $2.0 million in net realized gains and $3.9 million and $4.6 million in net realized losses, respectively, from the currency forward contracts.

Regulatory Deposits, Pledged Securities and Letters of Credit

At June 30, 2014, the amortized cost and fair value of investments on deposit with U.S. and various regulatory agencies for regulatory purposes were $196.9 million and $205.6 million, respectively. At December 31, 2013, the amortized cost and fair value of investments on deposit with U.S. and various regulatory agencies for regulatory purposes were $196.7 million and $203.4 million, respectively.

At June 30, 2014, investments with an amortized cost of $77.3 million and fair value of $78.3 million were pledged as collateral in support of irrevocable letters of credit (“LOC’s”) in the amount of $51.4 million issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves. At December 31, 2013, investments with an amortized cost of $96.6 million and fair value of $97.5 million were pledged as collateral in support of irrevocable LOC’s in the amount of $60.2 million issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves.

Our Corporate member’s capital supporting our Lloyd’s business was $251.6 million and $250.8 million at June 30, 2014 and December 31, 2013, respectively.

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

We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of June 30, 2014. A description of the valuation techniques we use to measure assets at fair value is as follows:

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

Transfers Between Level 1 and Level 2 Securities: There were no transfers between Level 1 and Level 2 securities during the three and six months ended June 30, 2014 or 2013.

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	June 30, 2014	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$233.2	$132.6	$100.6	$0.0
Non-U.S. Governments	77.6	0.0	77.6	0.0
Obligations of states and political subdivisions	518.7	0.0	518.7	0.0
Credit-Financial	460.1	0.0	460.1	0.0
Credit-Industrial	464.1	0.0	464.1	0.0
Credit-Utility	160.5	0.0	160.5	0.0
Structured securities:
CMO/MBS-agency	197.9	0.0	197.9	0.0
CMO/MBS-non agency	16.1	0.0	16.1	0.0
CMBS	153.0	0.0	153.0	0.0
ABS-residential	5.6	0.0	5.6	0.0
ABS-non residential	170.4	0.0	170.4	0.0
Foreign denominated:
Governments	159.8	0.0	159.8	0.0
Credit	201.4	0.0	201.4	0.0

Total fixed maturities	2,818.4	132.6	2,685.8	0.0
Equity securities	521.5	480.5	39.9	1.1
Other investments	127.2	0.0	127.2	0.0
Short-term investments	312.1	300.4	11.7	0.0

	$3,779.2	$913.5	$2,864.6	$1.1

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2013	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$275.3	$143.8	$131.5	$0.0
Non-U.S. Governments	60.2	0.0	60.2	0.0
Obligations of states and political subdivisions	577.8	0.0	577.8	0.0
Credit-Financial	439.9	0.0	439.9	0.0
Credit-Industrial	397.1	0.0	397.1	0.0
Credit-Utility	166.6	0.0	166.6	0.0
Structured securities:
CMO/MBS-agency	226.9	0.0	226.9	0.0
CMO/MBS-non agency	20.2	0.0	20.2	0.0
CMBS	164.8	0.0	164.8	0.0
ABS-residential	6.6	0.0	6.6	0.0
ABS-non residential	117.2	0.0	117.2	0.0
Foreign denominated:
Governments	206.7	0.0	206.7	0.0
Credit	155.1	0.0	155.1	0.0

Total fixed maturities	2,814.4	143.8	2,670.6	0.0
Equity securities	534.3	476.7	56.3	1.3
Other investments	117.8	0.0	117.8	0.0
Short-term investments	351.6	347.0	4.6	0.0
Other assets	2.6	0.0	0.0	2.6

	$3,820.7	$967.5	$2,849.3	$3.9

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

The fair value measurements in the tables above do not agree to “Total investments” on our Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting and include reinsurance contracts that are classified as “Other assets”.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 at June 30, 2014 and December 31, 2013 are as follows:

Fair Value Measurements Using Observable Inputs (Level 3)

(in millions)	Equity Securities	Other Assets	Total
Beginning balance, January 1, 2014	$1.3	$2.6	$3.9
Transfers into Level 3	0.0	0.0	0.0
Transfers out of Level 3	0.0	0.0	0.0
Total gains or losses (realized/unrealized):
Included in net income (loss)	0.0	0.0	0.0
Included in other comprehensive income (loss)	0.0	0.0	0.0
Purchases, issuances, sales, and settlements
Purchases	0.0	0.0	0.0
Issuances	0.0	0.0	0.0
Sales	(0.2)	0.0	(0.2)
Settlements	0.0	(2.6)	(2.6)

Ending balance, June 30, 2014	$1.1	$0.0	$1.1

Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2014	$0.0	$0.0	$0.0

(in millions)	Equity Securities	Other Assets	Total
Beginning balance, January 1, 2013	$1.8	$6.9	$8.7
Transfers into Level 3	0.0	0.0	0.0
Transfers out of Level 3	0.0	0.0	0.0
Total gains or losses (realized/unrealized):
Included in net income (loss)	0.1	0.0	0.1
Included in other comprehensive income (loss)	0.0	0.0	0.0
Purchases, issuances, sales, and settlements
Purchases	0.0	0.0	0.0
Issuances	0.0	0.0	0.0
Sales	(0.6)	0.0	(0.6)
Settlements	0.0	(4.3)	(4.3)

Ending balance, December 31, 2013	$1.3	$2.6	$3.9

Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2013	$0.0	$0.0	$0.0

At June 30, 2014 and December 31, 2013, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.

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

We recorded the contract at fair value, and such fair value is included in “Other assets” in our Consolidated Balance Sheets with any changes in the value reflected in “Other reinsurance-related expenses” in our Consolidated Statements of Income. As there is no quoted fair value available for this derivative, the fair value was estimated by management taking into account changes in the market for catastrophe bond reinsurance contracts with similar economic characteristics and potential recoveries from events preceding the valuation date. Included in “Other reinsurance-related expenses” for the three and six months ended June 30, 2013 was $4.7 million and $9.8 million, respectively, which was incurred due to the change in the fair value of the derivative, principally due to the passage of the transaction’s risk coverage term. Included in “Other assets” in our Consolidated Balance Sheets at December 31, 2013 was $2.6 million, which represented the fair value of the contract at that date. As the contract expired in December 2013, no such expense was incurred during 2014, nor was it reflected on our Consolidated Balance Sheets at June 30, 2014.

The special purpose reinsurance company that was the counterparty to this transaction was a variable interest entity under the provisions of Accounting Standards Codification (“ASC”) Topic 810-10, “Consolidation.” Argo Group was not the primary beneficiary of this entity and was therefore not required to consolidate it in our consolidated financial statements.

5. Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Six Months
	Ended June 30,
(in millions)	2014	2013
Net reserves beginning of the year	$2,107.6	$2,110.9
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	390.9	380.5
Prior accident years	(23.3)	(17.3)

Losses and LAE incurred during calendar year, net of reinsurance	367.6	363.2

Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	71.6	73.5
Prior accident years	290.3	290.3

Losses and LAE payments made during current calendar year, net of reinsurance	361.9	363.8

Add:
Change in participation interest (1)	24.7	10.4
Foreign exchange adjustments	4.4	(9.1)

Net reserves—end of period	2,142.4	2,111.6
Add:
Reinsurance recoverables on unpaid losses and LAE, end of period	925.5	1,122.3

Gross reserves—end of period	$3,067.9	$3,233.9

(1)	Amount represents (decrease) increase in reserves due to change in syndicate participation.

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

Included in losses and LAE for the six months ended June 30, 2014 was $23.3 million in favorable prior years’ loss reserve development comprised of the following: $21.7 million of net favorable development in the Excess and Surplus Lines segment primarily caused by favorable development of $39.3 million in the general and products liability lines, partially offset by $12.3 million of unfavorable development in commercial automobile and $5.3 million of unfavorable development in property lines; $4.9 million of net unfavorable development in the Commercial Specialty segment, primarily driven by $11.0 million of unfavorable development in general liability due to increases in claim severity, as well as $1.1 million of unfavorable development in auto liability, partially offset by $3.8 million of favorable development in workers compensation and $3.4 million of favorable development in short-tail lines; $0.4 million of net unfavorable development in the International Specialty segment primarily driven by our Brazil unit; $15.2 million of net favorable development in the Syndicate 1200 segment primarily driven by favorable development in various property classes, as well as favorable development in professional indemnity and aerospace, partially offset by unfavorable development in general liability; $8.3 million of unfavorable development in the Run-off Lines segment primarily caused by $5.3 million of unfavorable development in workers compensation driven by increasing medical costs on older claims, as well as $3.0 million in asbestos liability on assumed business.

Included in losses and LAE for the six months ended June 30, 2013 was $17.3 million in favorable prior years’ loss reserve development comprised of the following: $14.4 million net favorable development in the Excess and Surplus Lines segment primarily caused by favorable development of $19.9 million in the general and products liability lines, partially offset with $4.7 million of unfavorable development in commercial automobile; $0.1 million of net unfavorable development in the Commercial Specialty segment, primarily driven by $7.0 million unfavorable development in general liability due to increases in claim severity and $2.1 million unfavorable development in automobile liability, offset by $5.9 million favorable development in short-tail lines, $2.1 million favorable development in workers compensation and $0.8 million favorable development on an assumed Directors and Officers program; $0.6 million net unfavorable development in the International Specialty segment primarily driven by $3.8 million of unfavorable development from a marine industry loss warranty and crop losses and $0.4 million in unfavorable development in our Brazil unit, partially offset by $2.3 million of favorable development on professional lines due to favorable loss activity and $1.2 million on assumed contract from older years; $3.5 million net favorable development in the Syndicate 1200 segment driven by favorable development in various property classes, partially offset by unfavorable development in the onshore energy and general liability classes of business due to poorer than expected claims experience; $0.1 million favorable development in the Run-off Lines segment primarily caused by favorable development related to the 2005 hurricanes, partially offset by unfavorable development related to commutations and the unwinding of the workers compensation reserve discount.

In the opinion of management, our reserves represent the best estimate of our ultimate liabilities, based on currently known facts, current law, current technology and assumptions considered reasonable where facts are not known. Due to the significant uncertainties and related management judgments, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

6. Debt

Borrowing Under Revolving Credit Facility

On March 7, 2014, each of Argo Group, Argo Group US, Inc., Argo International Holdings Limited and Argo Underwriting Agency Limited (the “Borrowers”) entered into a $175.0 million Credit Agreement (“New Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The New Credit Agreement replaced and terminated the original $150.0 million

Credit Agreement. The New Credit Agreement provides for a $175.0 million revolving credit facility with a maturity date of March 7, 2018 unless extended in accordance with the terms of the New Credit Agreement. Borrowings under the New Credit Agreement may be used for general corporate purposes, including working capital and permitted acquisitions, and each of the Borrowers has agreed to be jointly and severally liable for the obligations of the other Borrowers under the New Credit Agreement.

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

Included in the New Credit Agreement is a provision that allows up to $17.5 million of the revolving credit facility to be used for LOC’s, subject to availability. On March 7, 2014, the $0.2 million LOC outstanding under the original $150.0 million Credit Agreement was transferred to the New Credit Agreement. As of June 30, 2014 and December 31, 2013, there were no borrowings outstanding and $0.2 million in LOC’s against the Credit Facility.

Other Debt

As part of the ARIS Title Insurance Corporation (“ARIS”) acquisition, at June 30, 2014 and December 31, 2013, we had a note payable for $0.8 million, of which $0.2 million was on a recourse basis. The note has a variable interest rate of 2.00% above 30-day LIBOR, with the variable interest rate being reset quarterly and subject to certain interest rate ceilings. The interest rate at December 31, 2012 was 2.21%. Interest payments are payable quarterly. The note payable matured pursuant to its terms on December 16, 2013. Interest accrued through the maturity date has been paid as scheduled, and the principal amount remains unpaid and outstanding as of June 30, 2014. The parties entered into negotiations to restructure this obligation on mutually acceptable terms in view of the fact that our investment in ARIS has yet to generate meaningful returns. In the second quarter of 2014 the parties reached an agreement in principal for the borrower to make a principal reduction payment in the amount of $115,000 in connection with a renewal of the obligation at the same interest rate and an extension of maturity date by approximately five years, together with modified terms relating to interim contingent principal payments through maturity based on the performance of ARIS. The agreement in principal is expected to be finalized in the third quarter of 2014.

Junior Subordinated Debentures

On July 16, 2014, we purchased our outstanding PXRE Capital Trust V $20,000,000 Junior Subordinated Debt Securities (“Capital Trust V”) at a discount equal to 90.0% of the principal amount plus accrued and unpaid interest through the date of purchase for a total price of $18.2 million. Since the Capital Trust V has not yet been redeemed, interest will continue to accrue and be paid until the redemption date.

7. Disclosures about Fair Value of Financial Instruments

Cash. The carrying amount approximates fair value.

Investment securities and short-term investments. See Note 3, “Investments,” for additional information.

Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables approximates fair value. At June 30, 2014 and December 31, 2013, the carrying values of premiums receivable over 90 days were $17.6 million and $9.8 million, respectively. Included in “Reinsurance recoverables” in our Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, are amounts that are due from third-party trade capital providers associated with the operations of Argo International. Upon settlement, the receivable is offset against the liability also reflected in our accompanying Consolidated Balance Sheets. At June 30, 2014 and December 31, 2013, the payable was in excess of the receivable. Of our reinsurance recoverable on paid losses, excluding amounts attributable to Argo International’s third-party trade capital providers, at June 30, 2014 and December 31, 2013, the carrying values over 90 days were $17.4 million and $22.2 million, respectively. Our methodology for establishing our allowances for doubtful accounts includes specifically identifying all potential uncollectible balances regardless of aging. Any of the over 90 day balances, where collectability was deemed questionable, have been included in the allowances. At June 30, 2014 and December 31, 2013, the allowance for doubtful accounts for premiums receivable was $4.5 million, and the allowance for doubtful accounts for reinsurance recoverables on paid losses was $3.1 million and $1.6 million, respectively. Premiums receivable over 90 days were secured by collateral in the amount of $0.3 million and $0.4 million at June 30, 2014 and December 31, 2013, respectively. Reinsurance recoverables on paid losses over 90 days were secured by collateral in the amount of $0.7 million and $0.3 million at June 30, 2014 and December 31, 2013, respectively.

At June 30, 2014 and December 31, 2013, the fair value of our Junior subordinated debentures, Senior unsecured fixed rate notes and Other indebtedness was estimated using appropriate market indices or quoted prices from external sources based on current market conditions.

A summary of our financial instruments whose carrying value did not equal fair value at June 30, 2014 and December 31, 2013 is shown below:

	June 30, 2014		December 31, 2013
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures	$193.3	$156.0	$193.3	$155.5
Senior unsecured fixed rate notes	143.8	141.5	143.8	116.2
Other indebtedness:
Floating rate loan stock	65.5	52.8	65.5	52.7
Note payable	0.8	0.6	0.8	0.6

	$403.4	$350.9	$403.4	$325.0

8. Shareholders’ Equity

On May 5, 2014, our Board of Directors declared a quarterly cash dividend in the amount of $0.18 on each share of common stock outstanding. On June 16, 2014, we paid $4.7 million to our shareholders of record on June 2, 2014.

On May 7, 2013, our Board of Directors declared a quarterly cash dividend in the amount of $0.15 on each share of common stock outstanding, on a post-stock dividend basis. On June 20, 2013, we paid $4.1 million to our shareholders of record on June 3, 2013.

On November 13, 2007, our Board of Directors authorized the repurchase of up to $150.0 million of Argo Group’s common shares. On February 18, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2011 Repurchase Authorization”). The 2011 Repurchase Authorization superseded the November 13, 2007 repurchase program such that no further amounts could be repurchased under the repurchase program approved in 2007. On November 5, 2013, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2013 Repurchase Authorization”). The 2013 Repurchase Authorization superseded the 2011 Repurchase Authorization such that no further amounts could be repurchased under the 2011 Repurchase Authorization. As of June 30, 2014, availability under the 2013 Repurchase Authorization for future repurchases of our common shares was $112.2 million.

For the three and six months ended June 30, 2014, we repurchased a total of 510,116 commons shares and 675,300 common shares, respectively, for $23.9 million and $31.4 million, respectively. A summary of activity from January 1, 2014 through June 30, 2014 follows.

For the three and six months ended June 30, 2014, we repurchased 203,650 commons shares, on the open market for $9.7 million. In 2014, we repurchased shares under Securities Exchange Act of 1934 Rule 10b5-1 trading plans as follows:

Date Trading	2014	Number of	Average Price of	Total Cost	Repurchase
Plan Initiated	Purchase Period	Shares Repurchased	Shares Repurchased	(in millions)	Authorization Year
12/17/2013	02/04/14-02/12/14	15,789	$43.28	$0.7	2013
03/18/2014	03/18/14-04/28/14	436,867	$45.81	$20.0	2013
06/13/2014	06/17/14-06/26/14	18,994	$49.87	$0.9	2013

9. Accumulated Other Comprehensive Income (Loss)

In February 2013, the FASB issued ASU 2013-02 that amends ASC 220, “Comprehensive Income.” An entity is required to report the effect of significant reclassifications, by component, out of accumulated other comprehensive income (loss) on the respective line items in net income if the item is required under GAAP to be reclassified in its entirety in the same reporting period. Effective January 1, 2013, we adopted the update prospectively.

A summary of changes in accumulated other comprehensive income (loss), net of taxes (where applicable) by component for the six months ended June 30, 2014 and 2013 is presented in the following tables:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Beginning balance, January 1, 2014	$(11.5)	$163.9	$(4.6)	$147.8
Other comprehensive income before reclassifications	0.4	39.3	0.0	39.7
Amounts reclassified from accumulated other comprehensive income	0.0	(13.1)	0.0	(13.1)

Net current-period other comprehensive income	0.4	26.2	0.0	26.6

Ending balance, June 30, 2014	$(11.1)	$190.1	$(4.6)	$174.4

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Beginning balance, January 1, 2013	$(8.7)	$204.1	$(5.9)	$189.5
Other comprehensive loss before reclassifications	0.0	(41.7)	0.0	(41.7)
Amounts reclassified from accumulated other comprehensive loss	(1.9)	(10.3)	0.0	(12.2)

Net current-period other comprehensive loss	(1.9)	(52.0)	0.0	(53.9)

Ending balance, June 30, 2013	$(10.6)	$152.1	$(5.9)	$135.6

The amounts reclassified from accumulated other comprehensive income (loss) shown in the above table have been included in the following captions in our Consolidated Statements of Income:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in millions)	2014	2013	2014	2013
Unrealized gains and losses on securities
Net realized investment gains	$(16.1)	$(14.3)	$(16.2)	$(15.0)
Provision for income taxes	3.0	4.8	3.1	4.7

Net of taxes	$(13.1)	$(9.5)	$(13.1)	$(10.3)

10. Net Income Per Common Share

The following table presents the calculation of net income per common share on a basic and diluted basis:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in millions, except number of shares and per share amounts)	2014	2013	2014	2013
Net income	$38.6	$31.7	$78.8	$64.4
Weighted average common shares outstanding—basic	26,146,507	26,962,397	26,329,478	27,103,917
Effect of dilutive securities
Equity compensation awards	466,757	1,047,193	459,370	978,628

Weighted average common shares outstanding—diluted	26,613,264	28,009,590	26,788,848	28,082,545

Net income per common share—basic	$1.48	$1.18	$2.99	$2.37

Net income per common share—diluted	$1.45	$1.13	$2.94	$2.29

Excluded from the weighted average common shares outstanding calculation at June 30, 2014 and 2013 are 8,233,645 shares and 7,213,189 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date. For the three and six months ended June 30, 2014, equity compensation awards to purchase 2,611 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2014 through 2016. For the three and six months ended June 30, 2013, equity compensation awards to purchase 22,604 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2013 through 2020.

11. Supplemental Cash Flow Information

Income taxes paid. We paid income taxes of $15.6 million and $5.0 million during the six months ended June 30, 2014 and 2013, respectively.

Interest paid. Interest paid was as follows:

	For the Six Months
	Ended June 30,
(in millions)	2014	2013
Senior unsecured fixed rate notes	$4.7	$4.7
Junior subordinated debentures	3.9	3.8
Other indebtedness	1.4	0.5

Total interest paid	$10.0	$9.0

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

The following table summarizes the assumptions we used for the six months ended June 30, 2014 and 2013:

	2014	2013
Risk-free rate of return	1.64%	1.45%
Expected dividend yields	1.55%	1.67%
Expected award life (years)	4.71	5.02
Expected volatility	23.41%	31.90%

Argo Group’s 2014 Long-Term Incentive Plan

In May 2014, the shareholders of Argo Group approved the 2014 Long-Term Incentive Plan (the “2014 Plan”), which provides for an aggregate of 2.8 million shares of our common stock that may be issued to executives, non-employee directors and other key employees. The shares under the 2014 Plan are added to the 1,789,004 shares available for grant under the 2007 Long Term Incentive Plan. The share awards may be in the form of share options, SARs, restricted shares, restricted share awards, restricted share units (“RSU”) awards, performance awards, other share-based awards and other cash-based awards. Shares issued under this plan may be shares that are authorized and unissued or shares that we reacquired, including shares purchased on the open market. Share options and SARs will count as one share for the purposes of the limits under the 2014 Plan; restricted shares, restricted share units, performance units, performance shares or other share-based incentive awards which settle in common shares will count as 2.75 shares for purpose of the limits under the 2014 Plan.

Share options may be in the form of incentive share options and non-qualified share options. Share options are required to have an exercise price that is not less than the market value on the date of grant. We are prohibited from repricing the options. The term of the share options cannot exceed seven years from the grant date.

A summary of restricted share activity as of June 30, 2014 and changes during the six months then ended is as follows:

		Weighted-Average Grant Date
	Shares	Fair Value
Outstanding at January 1, 2014	257,975	$32.97
Granted	98,113	$44.34
Vested and issued	(58,305)	$31.53
Expired or forfeited	(15,488)	$30.44

Outstanding at June 30, 2014	282,295	$37.36

The restricted shares vest over two to four years. Expense recognized under this plan for the restricted shares was $0.7 million and $1.4 million for the three and six months ended June 30, 2014, respectively, as compared to $0.6 million and $1.6 million for the three and six months ended June 30, 2013, respectively. Compensation expense for all share-based compensation awards is included in “Underwriting, acquisition and insurance expense” in the accompanying Consolidated Statements of Income. As of June 30, 2014, there was $7.9 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group.

A summary of stock-settled SARs activity as of June 30, 2014 and changes during the six months then ended is as follows:

		Weighted-Average
	Shares	Exercise Price
Outstanding at January 1, 2014	1,288,698	$29.47
Granted	188,273	$43.23
Exercised	(107,979)	$29.40
Expired or forfeited	(25,696)	$37.43

Outstanding at June 30, 2014	1,343,296	$31.25

The stock-settled SARs vest over a one to four year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. Expense recognized for the stock-settled SARs was $0.7 million and $1.3 million for the three and six months ended June 30, 2014, respectively, and $0.6 million and $1.3 million for the three and six months ended June 30, 2013, respectively. As of June 30, 2014, there was $2.9 million of total unrecognized compensation cost related to stock-settled SARs outstanding.

A summary of cash-settled SARs activity as of June 30, 2014 and changes during the six months then ended is as follows:

		Weighted-Average
	Shares	Exercise Price
Outstanding at January 1, 2014	1,743,758	$33.00
Granted	697,701	$44.40
Exercised	(279,406)	$30.55
Expired or forfeited	(91,245)	$34.46

Outstanding at June 30, 2014	2,070,808	$37.11

The cash-settled SARs vest over a one to four year period. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We account for the cash-settled SARs as liability awards, which require the awards to be revalued at each reporting period. Expense recognized for the cash-settled SARs was $5.3 million and $8.0 million for the three and six months ended June 30, 2014, respectively, and $4.5 million and $11.0 million for the three and six months ended June 30, 2013, respectively. As of June 30, 2014, there was $12.6 million of total unrecognized compensation cost related to cash-settled SARs outstanding.

Argo Group International Holdings Ltd. Deferred Compensation Plan for Non-Employee Directors

Until December 16, 2013, the non-employee members of our Board of Directors were entitled to participate in the Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors (“Directors Plan”), a non-funded and non-qualified deferred compensation plan. Under the Directors Plan, non-employee directors could elect each year to defer payment of 0%, 50% or 100% of their cash compensation payable during the next calendar year. While no further deferrals will be permitted under the Directors Plan from and after December 16, 2013, and certain amounts thereunder were paid out prior to the end of 2013, additional deferred amounts remain subject to the terms of the Directors Plan and will be paid out in accordance with the terms of the Directors Plan. Deferred amounts are credited with the interest earned at a rate of two percent above the prime commercial lending rate, to be reset each May 1. In addition, the Directors Plan called for us to grant a match equal to 75% of the cash compensation amounts deferred in the form of “Stock Units,” which provide directors with the economic equivalent of stock ownership and were credited as a bookkeeping entry to each director’s “Stock Unit Account.” Each Stock Unit is valued at the closing price of our common stock on the national exchange on which it is listed as of the date credited for all purposes under the Directors Plan and fluctuates daily thereafter on that same basis. The Directors Plan provided for a Stock Unit Account to be established for each non-employee director upon their election to the Board and credits their account with an initial bookkeeping entry for 1,650 Stock Units. In conjunction with the termination of the Directors Plan, all cash balances and related interest for the years 2010 through 2013 were settled resulting in $1.9 million in cash payments for the year ended December 31, 2013. Remaining distributions from the Directors Plan will occur six months after the non-employee director ceases to be a member of the Board, the date on which a change in control (as defined in the Directors Plan) occurs or December 1, 2017, whichever comes first, and will be made in cash. The non-employee directors are responsible for all tax requirements on the deferred compensation and any related earnings. Under the Directors Plan, our recorded compensation expense was $0.3 million for both the three and six months ended June 30, 2014, and $0.6 million and $1.2 million for the three and six months ended June 30, 2013, respectively. The period over period reduction in compensation expense is due to the aforementioned termination and partial payout of the cash deferral component of the Directors Plan.

Argonaut Group’s Amended and Restated Stock Incentive Plan

The historical Argonaut Group, Inc.’s Amended and Restated Stock Incentive Plan, as approved by the shareholders (the “Amended Plan”), provided for an aggregate of up to 6,250,000 shares of our common stock that may be issued to certain executives and other key employees. The stock awards were issued in the form of non-qualified stock options and non-vested stock. Grants under the Amended Plan have a legal life of seven to eleven years. As of June 30, 2014, all awards under this plan were fully vested. No expense related to these awards was recognized for each of the three and six months ended June 30, 2014 and 2013, as such expenses were fully recognized in prior periods.

13. Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in millions)	2014	2013	2014	2013
Commissions	$63.3	$65.6	$118.2	$117.5
General expenses	74.1	66.7	142.9	135.4
Premium taxes, boards and bureaus	5.7	6.1	12.3	12.9

	143.1	138.4	273.4	265.8
Net (deferral) amortization of policy acquisition costs	(6.3)	(13.8)	(7.9)	(14.5)

Total underwriting, acquisition and insurance expenses	$136.8	$124.6	$265.5	$251.3

Included in general expenses for the three months ended June 30, 2014 and 2013 was $6.8 million and $5.8 million, respectively, and $11.1 million and $14.4 million for the six months ended June 30, 2014 and 2013, respectively, of expense for our total equity compensation.

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

Our income tax provision includes the following components:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in millions)	2014	2013	2014	2013
Current tax provision	$2.9	$8.1	$4.3	$9.9
Deferred tax provision related to:
Future tax deductions	3.0	2.0	33.2	4.4
Valuation allowance change	0.2	1.0	(28.9)	1.6

Income tax provision	$6.1	$11.1	$8.6	$15.9

Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the three and six months ended June 30, 2014 and 2013, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

	For the Three Months Ended June 30,
	2014		2013
	Pre-tax	Effective Tax	Pre-tax		Effective Tax
(in millions)	Income (Loss)	Rate	Income (Loss)		Rate
Bermuda	$25.0	0.0%	$3.9		0.0%
United States	20.9	24.1%	31.5		18.3%
United Kingdom	(5.4)	-19.4%	10.7		25.5%
Belgium	0.0 (1)	64.2%	0.0	(1)	-67.0%
Brazil	5.1	0.0%	(2.9)		0.0%
Dubai	(0.1)	0.0%	0.0		0.0%
Malta	(0.6)	0.0%	(0.4)		0.0%
Switzerland	(0.2)	18.2%	0.0	(1)	24.5%

Pre-tax income	$44.7		$42.8

(1)	Pre-tax income for the respective period was less than $0.1 million.

	For the Six Months Ended June 30,
	2014		2013
	Pre-tax	Effective Tax	Pre-tax		Effective Tax
(in millions)	Income (Loss)	Rate	Income (Loss)		Rate
Bermuda	$46.9	0.0%	$20.0		0.0%
United States	35.7	22.7%	49.0		23.7%
United Kingdom	1.9	25.4%	16.7		25.8%
Belgium	0.0 (2)	43.3%	0.0	(2)	-35.3%
Brazil	5.1	0.0%	(4.7)		0.0%
Dubai	(1.0)	0.0%	0.0		0.0%
Malta	(1.0)	0.0%	(0.7)		0.0%
Switzerland	(0.2)	21.0%	0.0	(2)	19.6%

Pre-tax income	$87.4		$80.3

(2)	Pre-tax income for the respective period was less than $0.1 million.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in millions)	2014	2013	2014	2013
Income tax provision at expected rate	$9.8	$12.3	$14.5	$19.0
Tax effect of:
Tax-exempt interest	(1.1)	(1.4)	(2.3)	(2.8)
Dividends received deduction	(0.6)	(0.5)	(1.2)	(1.1)
Valuation allowance change	0.2	1.0	(28.9)	1.6
Other permanent adjustments, net	(1.0)	0.0	(0.9)	(0.9)
Adjustment for annualized rate—United States	(0.6)	(0.8)	0.2	(0.4)
Adjustment for annualized rate—Foreign	(2.0)	0.0	(2.0)	0.0
Prior period adjustment to deferred	(1.0)	0.0	(1.0)	0.0
United States state tax benefit	(0.1)	(0.1)	0.0	(0.3)
PXRE Reinsurance capital loss carryforward	0.0	0.0	29.8	0.0
Foreign exchange adjustments	2.3	0.2	0.1	0.4
Foreign withholding taxes	0.2	0.4	0.3	0.4

Income tax provision	$6.1	$11.1	$8.6	$15.9

Income tax provision—Foreign	$1.0	$2.7	$0.4	$4.3
Income tax provision—United States Federal	5.0	8.2	7.8	11.7
Income tax (benefit) provision—United States State	(0.1)	(0.2)	0.1	(0.5)
Foreign withholding tax—United States	0.2	0.4	0.3	0.4

Income tax provision	$6.1	$11.1	$8.6	$15.9

We recognize accrued interest and penalties if any, within our global operations in “Interest expense” and “Underwriting, acquisition and insurance expenses,” respectively, in our Consolidated Statements of Income.

Our net deferred tax assets (liabilities) are supported by taxes paid in previous periods, reversal of the taxable temporary differences and recognition of future income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, which is generally two years for net operating losses and three years for capital losses for our United States operations. At June 30, 2014, we had a total net deferred tax liability of $18.9 million prior to any valuation allowance. Management has concluded that a valuation allowance is required for a portion of the tax effected net operating loss carryforward of $18.3 million from PXRE Corporation and for the tax effected net operating loss carryforward of $1.0 million from ARIS. The capital loss carryforward generated from the sale of PXRE Reinsurance Company expired on December 31, 2013. Of the PXRE Corporation loss carryforwards, $16.8 million will expire if not used by December 31, 2025 and $1.5 million will expire if not used by December 31, 2027. Of the ARIS loss carryforward, $0.2 million will expire if not used by December 31, 2027, $0.4 million will expire if not used by December 31, 2028 and $0.4 million will expire if not used by December 31, 2029. The valuation allowances have been established as Internal Revenue Code Section 382 limits the application of net operating loss and net capital loss carryforwards following an ownership change. The loss carryforwards available per year are $2.8 million as required by Internal Revenue Code Section 382. Further, due to cumulative losses since inception, management has concluded that a valuation allowance is required for the full amount of the tax effected net operating losses generated by our Brazil and Malta entities. Accordingly, a valuation allowance of $27.4 million is required as of June 30, 2014 of which $16.4 million relates to the PXRE Corporation and ARIS loss carryforwards, $9.0 million relates to Brazil operations and $2.0 million relates to Malta operations. For the six months ended June 30, 2014, the valuation allowance was reduced by $29.8 million pertaining to the expiration of the PXRE Reinsurance Company capital loss carryforward, reduced by $0.4 million pertaining to the PXRE Corporation and ARIS loss carryforwards, increased by $1.0 million pertaining to the Brazil operations and increased by $0.3 million pertaining to the Malta operations.

We had no material unrecognized tax benefits as of June 30, 2014 and 2013. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2010. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2011.

15. Commitments and Contingencies

Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

Argo Group has contractual commitments to invest up to $46.9 million related to its limited partnership investments at June 30, 2014. These commitments will be funded as required by the partnership agreements.

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

Revenue and income (loss) before income taxes for each segment were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in millions)	2014	2013	2014	2013
Revenue:
Earned premiums
Excess and Surplus Lines	$125.3	$108.7	$242.7	$213.8
Commercial Specialty	71.1	75.3	142.8	150.5
International Specialty	37.6	36.4	74.6	69.1
Syndicate 1200	102.2	107.4	201.5	198.3
Run-off Lines	(0.1)	(0.3)	0.2	0.0

Total earned premiums	336.1	327.5	661.8	631.7
Net investment income
Excess and Surplus Lines	9.0	11.2	18.3	22.1
Commercial Specialty	4.6	6.1	9.3	12.0
International Specialty	2.0	1.7	3.8	4.0
Syndicate 1200	2.1	2.8	5.8	5.6
Run-off Lines	2.3	2.8	4.8	5.6
Corporate and Other	0.6	0.7	1.9	3.9

Total net investment income	20.6	25.3	43.9	53.2
Fee (expense) income, net	0.0	0.2	0.0	0.2
Net realized investment gains and other	18.5	11.0	29.6	20.5

Total revenue	$375.2	$364.0	$735.3	$705.6

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in millions)	2014	2013	2014	2013
Income before income taxes
Excess and Surplus Lines	$28.2	$16.7	$48.3	$30.6
Commercial Specialty	(0.5)	1.5	1.2	7.2
International Specialty	5.6	2.8	12.4	7.6
Syndicate 1200	10.1	9.8	25.9	18.2
Run-off Lines	(3.4)	3.7	(9.3)	3.3

Total segment income before taxes	40.0	34.5	78.5	66.9
Corporate and Other	(13.8)	(2.7)	(20.7)	(7.1)
Net realized investment gains and other	18.5	11.0	29.6	20.5

Total income before income taxes	$44.7	$42.8	$87.4	$80.3

The table below presents earned premiums by geographic location for the three and six months ended June 30, 2014 and 2013. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that write the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in millions)	2014	2013	2014	2013
Bermuda	$24.3	$22.1	$48.7	$47.9
Brazil	11.8	10.0	24.4	20.0
Malta	0.6	0.4	1.1	0.8
United Kingdom	102.6	111.3	201.5	198.3
United States	196.8	183.7	386.1	364.7

Total earned premiums	$336.1	$327.5	$661.8	$631.7

The following table presents our identifiable assets.

	June 30,	December 31,
(in millions)	2014	2013
Excess and Surplus Lines	$2,384.6	$2,252.2
Commercial Specialty	1,286.4	1,333.4
International Specialty	814.5	743.6
Syndicate 1200	1,290.4	1,638.8
Run-off Lines	585.7	555.9
Corporate and Other	59.6	67.1

Total	$6,421.2	$6,591.0

Included in total assets at June 30, 2014 and December 31, 2013 are $264.9 million and $386.8 million, respectively, in assets associated with trade capital providers.

17. Information Provided in Connection with Outstanding Debt of Subsidiaries

The following tables present condensed consolidating financial information at June 30, 2014 and December31, 2013 and for the three and six months ended June 30, 2014 and 2013, for Argo Group (the “Parent Guarantor”) and Argo Group US (the “Subsidiary Issuer”). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.

The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations and cash flows of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2014

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$2.4	$2,805.6	$1,239.8	$0.0	$4,047.8
Cash	0.0	101.7	34.5	0.0	136.2
Accrued investment income	0.0	18.7	4.8	0.0	23.5
Premiums receivable	0.0	158.4	270.8	0.0	429.2
Reinsurance recoverables	0.0	1,190.5	(181.9)	0.0	1,008.6
Goodwill and other intangible assets, net	0.0	136.5	100.7	0.0	237.2
Current income taxes receivable, net	0.0	4.9	3.2	0.0	8.1
Deferred acquisition costs, net	0.0	55.4	70.7	0.0	126.1
Ceded unearned premiums	0.0	104.2	140.1	0.0	244.3
Other assets	12.4	101.8	52.4	(6.4)	160.2
Due from affiliates	5.4	(1.9)	1.9	(5.4)	0.0
Intercompany note receivable	0.0	70.7	(70.7)	0.0	0.0
Investments in subsidiaries	1,711.1	0.0	0.0	(1,711.1)	0.0

Total assets	$1,731.3	$4,746.5	$1,666.3	$(1,722.9)	$6,421.2

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$0.0	$2,178.0	$889.9	$0.0	$3,067.9
Unearned premiums	0.0	424.2	417.0	0.0	841.2
Funds held and ceded reinsurance payable, net	0.0	647.8	(381.8)	0.0	266.0
Long-term debt	49.0	288.9	65.5	0.0	403.4
Current income taxes payable, net	0.0	1.6	(1.6)	0.0	0.0
Deferred tax liabilities, net	0.0	39.2	7.1	0.0	46.3
Accrued underwriting expenses and other liabilities	15.4	91.5	56.4	0.0	163.3
Intercompany note payable	33.8	0.0	0.0	(33.8)	0.0

Total liabilities	98.2	3,671.2	1,052.5	(33.8)	4,788.1

Total shareholders’ equity	1,633.1	1,075.3	613.8	(1,689.1)	1,633.1

Total liabilities and shareholders’ equity	$1,731.3	$4,746.5	$1,666.3	$(1,722.9)	$6,421.2

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

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2014

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$0.0	$117.5	$218.6	$0.0	$336.1
Net investment income	(0.1)	13.8	6.9	0.0	20.6
Net realized investment gains and other	0.0	13.9	4.6	0.0	18.5

Total revenue	(0.1)	145.2	230.1	0.0	375.2

Expenses:
Losses and loss adjustment expenses	0.0	68.8	116.3	0.0	185.1
Underwriting, acquisition and insurance expenses	4.1	50.1	82.6	0.0	136.8
Interest expense	0.6	3.7	0.9	(0.1)	5.1
Fee expense, net	0.0	1.7	(1.6)	0.0	0.1
Foreign currency exchange (gain) loss	0.0	(0.1)	3.5	0.0	3.4

Total expenses	4.7	124.2	201.7	(0.1)	330.5

(Loss) income before income taxes	(4.8)	21.0	28.4	0.1	44.7
Provision for income taxes	0.0	5.1	1.0	0.0	6.1

Net (loss) income before equity in earnings of subsidiaries	(4.8)	15.9	27.4	0.1	38.6
Equity in undistributed earnings of subsidiaries	43.4	0.0	0.0	(43.4)	0.0

Net income	$38.6	$15.9	$27.4	$(43.3)	$38.6

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2013

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$0.0	$108.3	$219.2	$0.0	$327.5
Net investment income	0.0	19.6	6.0	(0.3)	25.3
Fee income, net	0.0	(1.0)	1.2	0.0	0.2
Net realized investment gains (losses) and other	0.0	18.0	(7.0)	0.0	11.0

Total revenue	0.0	144.9	219.4	(0.3)	364.0

Expenses:
Losses and loss adjustment expenses	0.0	64.7	128.0	0.0	192.7
Other reinsurance-related expenses	0.0	1.4	3.3	0.0	4.7
Underwriting, acquisition and insurance expenses	6.3	43.5	74.8	0.0	124.6
Interest expense	0.8	3.9	0.7	(0.3)	5.1
Foreign currency exchange loss (gain)	0.1	0.0	(6.0)	0.0	(5.9)

Total expenses	7.2	113.5	200.8	(0.3)	321.2

(Loss) income before income taxes	(7.2)	31.4	18.6	0.0	42.8
Provision for income taxes	0.0	8.4	2.7	0.0	11.1

Net (loss) income before equity in earnings of subsidiaries	(7.2)	23.0	15.9	0.0	31.7
Equity in undistributed earnings of subsidiaries	38.9	0.0	0.0	(38.9)	0.0

Net income	$31.7	$23.0	$15.9	$(38.9)	$31.7

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$0.0	$229.5	$432.3	$0.0	$661.8
Net investment income	(0.2)	28.8	15.3	0.0	43.9
Net realized investment gains and other	0.0	25.4	4.2	0.0	29.6

Total revenue	(0.2)	283.7	451.8	0.0	735.3

Expenses:
Losses and loss adjustment expenses	0.0	141.3	226.3	0.0	367.6
Underwriting, acquisition and insurance expenses	10.1	96.4	159.0	0.0	265.5
Interest expense	1.2	7.5	1.6	(0.2)	10.1
Fee expense, net	0.0	3.0	(1.5)	0.0	1.5
Foreign currency exchange (gain) loss	0.0	(0.2)	3.4	0.0	3.2

Total expenses	11.3	248.0	388.8	(0.2)	647.9

(Loss) income before income taxes	(11.5)	35.7	63.0	0.2	87.4
Provision for income taxes	0.0	8.1	0.5	0.0	8.6

Net (loss) income before equity in earnings of subsidiaries	(11.5)	27.6	62.5	0.2	78.8
Equity in undistributed earnings of subsidiaries	90.3	0.0	0.0	(90.3)	0.0

Net income	$78.8	$27.6	$62.5	$(90.1)	$78.8

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$0.0	$216.0	$415.7	$0.0	$631.7
Net investment income	0.0	40.5	13.3	(0.6)	53.2
Fee income, net	0.0	(1.3)	1.5	0.0	0.2
Net realized investment gains (losses) and other	0.0	25.6	(5.1)	0.0	20.5

Total revenue	0.0	280.8	425.4	(0.6)	705.6

Expenses:
Losses and loss adjustment expenses	0.0	129.0	234.2	0.0	363.2
Other reinsurance-related expenses	0.0	2.9	6.9	0.0	9.8
Underwriting, acquisition and insurance expenses	12.5	92.2	146.6	0.0	251.3
Interest expense	1.6	7.6	1.4	(0.6)	10.0
Foreign currency exchange loss (gain)	0.0	0.2	(9.2)	0.0	(9.0)

Total expenses	14.1	231.9	379.9	(0.6)	625.3

(Loss) income before income taxes	(14.1)	48.9	45.5	0.0	80.3
Provision for income taxes	0.0	11.6	4.3	0.0	15.9

Net (loss) income before equity in earnings of subsidiaries	(14.1)	37.3	41.2	0.0	64.4
Equity in undistributed earnings of subsidiaries	78.5	0.0	0.0	(78.5)	0.0

Net income	$64.4	$37.3	$41.2	$(78.5)	$64.4

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$(14.3)	$(42.2)	$26.6	$6.4	$(23.5)

Cash flows from investing activities:
Proceeds from sales of investments	0.0	389.6	242.7	0.0	632.3
Proceeds from maturities and mandatory calls of investments	0.0	100.6	56.2	0.0	156.8
Purchases of investments	0.0	(481.0)	(285.2)	0.0	(766.2)
Change in short-term investments and foreign regulatory deposits	0.7	24.9	24.9	0.0	50.5
Settlements of foreign currency exchange forward contracts	(0.1)	0.0	0.2	0.0	0.1
Issuance of intercompany note, net	0.0	14.5	(41.5)	27.0	0.0
Purchase of fixed assets and other, net	(6.8)	(5.6)	(15.2)	(6.4)	(34.0)

Cash (used) provided by investing activities	(6.2)	43.0	(17.9)	20.6	39.5

Cash flows from financing activities:
Borrowings under intercompany note, net	27.0	0.0	0.0	(27.0)	0.0
Activity under stock incentive plans	2.2	0.0	0.1	0.0	2.3
Repurchase of Company’s common shares	0.0	(31.2)	0.0	0.0	(31.2)
Payment of cash dividends to common shareholders	(8.7)	0.0	0.0	0.0	(8.7)

Cash provided (used) by financing activities	20.5	(31.2)	0.1	(27.0)	(37.6)

Effect of exchange rate changes on cash	0.0	0.0	0.4	0.0	0.4

Change in cash	0.0	(30.4)	9.2	0.0	(21.2)
Cash, beginning of period	0.0	132.1	25.3	0.0	157.4

Cash, end of period	$0.0	$101.7	$34.5	$0.0	$136.2

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$(7.4)	$(3.4)	$(85.4)	$0.0	$(96.2)

Cash flows from investing activities:
Proceeds from sales of investments	0.0	433.8	486.1	0.0	919.9
Proceeds from maturities and mandatory calls of investments	0.0	160.9	50.0	0.0	210.9
Purchases of investments	0.0	(538.6)	(387.7)	0.0	(926.3)
Change in short-term investments and foreign regulatory deposits	0.0	(12.8)	(35.7)	0.0	(48.5)
Settlements of foreign currency exchange forward contracts	(0.1)	0.0	(2.6)	0.0	(2.7)
Issuance of intercompany note, net	0.0	0.0	(14.0)	14.0	0.0
Purchase of fixed assets and other, net	(0.1)	0.9	(14.2)	0.0	(13.4)

Cash (used) provided by investing activities	(0.2)	44.2	81.9	14.0	139.9

Cash flows from financing activities:
Borrowings under intercompany note, net	14.0	0.0	0.0	(14.0)	0.0
Activity under stock incentive plans	1.4	0.0	0.1	0.0	1.5
Repurchase of Company’s common shares	0.0	(30.9)	0.0	0.0	(30.9)
Payment of cash dividends to common shareholders	(7.8)	0.0	0.0	0.0	(7.8)

Cash provided (used) by financing activities	7.6	(30.9)	0.1	(14.0)	(37.2)

Effect of exchange rate changes on cash	0.0	0.0	(0.3)	0.0	(0.3)

Change in cash	0.0	9.9	(3.7)	0.0	6.2
Cash, beginning of period	0.0	73.9	21.9	0.0	95.8

Cash, end of period	$0.0	$83.8	$18.2	$0.0	$102.0

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2014 compared with the three and six months ended June 30, 2013, and also a discussion of our financial condition as of June 30, 2014. This discussion and analysis should be read in conjunction with the attached unaudited interim Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2014, including the audited Consolidated Financial Statements and notes thereto.

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

Consolidated Results of Operations

For the three and six months ended June 30, 2014, we reported net income of $38.6 million and $78.8 million, or $1.45 and $2.94 per diluted share, respectively. For the three and six months ended June 30, 2013, we reported net income of $31.7 million and $64.4 million, or $1.13 and $2.29 per diluted share, respectively.

The following is a comparison of selected data from our operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Gross written premiums	$520.1	$542.2	$983.2	$980.4

Earned premiums	$336.1	$327.5	$661.8	$631.7
Net investment income	20.6	25.3	43.9	53.2
Net realized investment gains and other	18.5	11.0	29.6	20.5

Total revenue	$375.2	$363.8	$735.3	$705.4

Income before income taxes	$44.7	$42.8	$87.4	$80.3
Provision for income taxes	6.1	11.1	8.6	15.9

Net income	$38.6	$31.7	$78.8	$64.4

Loss ratio	55.1%	59.7%	55.6%	58.4%
Expense ratio	40.7%	38.6%	40.1%	40.4%

Combined ratio	95.8%	98.3%	95.7%	98.8%

The decline in consolidated gross written premiums for the three months ended June 30, 2014 as compared to the same period in 2013 was primarily attributable to reduced premium writings in the Commercial Specialty and Syndicate 1200 segments as we continued to exit unprofitable lines. All segments were impacted by increasing competition and minimal improvements in rates. Consolidated gross written premiums increased for the six months ended June 30, 2014 as compared to the same period in 2013 due to growth in all segments, excluding Commercial Specialty. The increases in consolidated earned premiums for the three and six months ended June 30, 2014 as compared to 2013 was due to increased premium writings in the second half of 2013 and the first quarter of 2014.

Consolidated net investment income decreased for the three and six months ended June 30, 2014 as compared to the same periods of 2013 due primarily to the continued reinvestment at market yields below the portfolio’s book yield and an increased focus on total portfolio returns relative to current income. Additionally, total investment assets declined in the second quarter of 2014 due to the settlement of a quota share reinsurance agreement within our Syndicate 1200 segment.

The increase in consolidated net realized investment gains for the three and six months ended June 30, 2014 was primarily attributable to the recognition of gains of certain equity securities coupled with the increase in value of our other investments, which are accounted for under the equity method of accounting. Net realized gains from the sales of equity investments were $8.9 million and $15.3 million for the three and six months ended June, 2014. Net realized gains for our other investments were $9.0 million and $16.8 million for the three and six months ended June 30, 2014, primarily due to gains in our private equity and limited partnership investments. Partially offsetting these realized gains was $1.4 million in other-than-temporary losses for both the three and six months ended June 30, 2014.

We have purchased foreign currency future forward contracts to manage currency exposure on losses related to the New Zealand and Japan earthquakes and Australian floods. The open contracts have a term of 90 days to match the anticipated payment pattern of the associated losses, and may be renewed at the end of each term. We do not apply hedge accounting to these contracts; as a result, all gains (losses) were recognized in net realized investment gains (losses). For the three months ended June 30, 2014, we recognized $0.1 million in foreign currency exchange losses related to the loss reserves recorded for these events which were offset by $0.9 million in realized gains from the currency forward contracts. For the six months ended June 30, 2014, we recognized foreign currency exchange losses of $1.3 million related to the loss reserves recorded for these events which were offset by $2.0 million in realized gains from the currency forward contracts. The foreign currency exchange (gains) losses related to these loss reserves and the realized gains (losses) from the currency forward contracts are reported under the Corporate and Other segment.

Consolidated losses and loss adjustment expenses were $185.1 million and $192.7 million for the three months ended June 30, 2014 and 2013, respectively. Included in losses and loss adjustment expenses for the three months ended June 30, 2014 was $12.0 million in large losses for the current accident year. Also included in losses and loss adjustment expenses was $4.2 million in catastrophe losses resulting from storm activity in the United States and European hail storm. Partially offsetting these current accident year losses was $14.4 million of net favorable development on prior accident year loss reserves, primarily attributable to favorable development in the general liability and property lines partially offset by unfavorable development in the commercial automobile and commercial multi peril lines. Included in losses and loss adjustment expenses for the three months ended June 30, 2013 were current accident year large losses of $9.3 million. Also included in losses and loss adjustment expense for the three months ended June 30, 2013 was $10.5 million in catastrophe losses resulting from the European floods and storm activity in the United States. Partially offsetting these current accident year losses was $12.8 million of net favorable development on prior accident year loss reserves, primarily attributable to favorable development in the general liability and property lines partially offset by unfavorable development in the commercial automobile and reinsurance lines.

Consolidated losses and loss adjustment expenses were $367.6 million and $363.2 million for the six months ended June 30, 2014 and 2013, respectively. Included in losses and loss adjustment expenses for the six months ended June 30, 2014 was $8.4 million in catastrophe losses compared to $12.4 million in catastrophe losses for the same period ended 2013. Included in losses and loss adjustment expenses for the six months ended June 30, 2014 was $15.8 million for large current accident year losses, compared to $9.3 million for the same period ended in 2013. Included in losses and loss adjustment expenses for the six months ended June 30, 2014 was $23.3 million in net favorable loss reserve development on prior accident years compared to $17.3 million in net favorable loss reserve development on prior accident years for the same period in 2013.

The following table summarizes the reserve development as respects to prior year loss reserves by line of business for the six months ended June 30, 2014:

		Net Reserve Development	Percent of
(in millions)	2013 Net Reserves	(Favorable)/Unfavorable	2013 Net Reserves
General liability	$924.8	$(28.6)	-3.1%
Workers compensation	337.7	2.0	0.6%
Syndicate 1200 liability	172.9	(2.6)	-1.5%
Syndicate 1200 property	136.9	(9.9)	-7.2%
Commercial multi-peril	171.0	5.1	3.0%
Commercial auto liability	167.0	13.1	7.8%
Reinsurance - nonproportional assumed property	97.9	0.4	0.4%
Syndicate 1200 specialty	35.6	(1.1)	-3.1%
All other lines	63.8	(1.7)	-2.7%

Total	$2,107.6	$(23.3)	-1.1%

In determining appropriate reserve levels for the three months ended June 30, 2014, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for losses and loss adjustment expenses and record our best estimate. Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data. While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent years, this does not imply that more recent accident years’ reserves will also develop favorably; pricing, reinsurance costs, legal environment, general economic conditions including changes in inflation and many other factors impact management’s ultimate loss estimates.

When determining reserve levels, we recognize that there are several factors that present challenges and uncertainties to the estimation of net loss reserves. Examples of these uncertainties include changes to the reinsurance structure and potential increases in inflation. Our net retained losses vary by product and they have generally increased over time. To properly recognize these uncertainties, actuarial reviews have given significant consideration to the paid and incurred Bornhuetter-Ferguson (“BF”) methodologies. Compared with other actuarial methodologies, the paid and incurred BF methods assign smaller weight to actual reported loss experience, with the greatest weight assigned to an expected or planned loss ratio. The expected or planned loss ratio has typically been determined using various assumptions pertaining to prospective loss frequency and loss severity. In setting reserves at June 30, 2014, we continued to consider the paid and incurred BF methods for recent years.

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

Consolidated gross reserves for losses and loss adjustment expenses were $3,067.9 million (including $70.2 million of reserves attributable to Syndicate 1200 segment’s trade capital providers) and $3,233.9 million (including $129.9 million of reserves attributable to the Syndicate 1200 segment’s trade capital providers) as of June 30, 2014 and 2013, respectively. Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

As of June 30, 2013, we had in place a reinsurance transaction via a special purpose vehicle. The reinsurance transaction expired on December 31, 2013. In accordance with generally accepted accounting principles in the United States (“GAAP”), we accounted for this transaction as a derivative, and as such, presented the financial statement impact in a separate line item, “Other reinsurance-related expenses” in our Consolidated Statements of Income. Other reinsurance-related expenses totaled $4.7 million and $9.8 million for the three and six months ended June 30, 2013. There were no other reinsurance-related expenses for the three and six months ended June 30, 2014. As management viewed this transaction as reinsurance protection, we treated the financial statement effects of other reinsurance-related expenses as ceded premium for the purposes of calculating our loss, expense and combined ratios.

Consolidated underwriting, insurance and acquisition expenses were $136.8 million and $265.5 million for the three and six months ended June 30, 2014, respectively, compared to $124.6 million and $251.3 million for the same period in 2013. The increase in the expense ratio for the three months ended June 30, 2014 as compared to the same period in 2013 was primarily attributable to increased consulting costs, increased Lloyd’s related costs and increased compensation related costs. The decline in the expense ratio for the six months ended June 30, 2014 as compared to 2013 was primarily attributable to increased premiums volumes without a corresponding increase in fixed costs.

Consolidated interest expense of $5.1 million and $10.1 million for the three and six months ended June 30, 2014, respectively, were consistent with the $5.1 million and $10.0 million recognized for the same periods ended 2013.

Consolidated foreign currency exchange losses were $3.4 million and $3.2 million for the three and six months ended June 30, 2014, respectively, compared to foreign currency exchange gains of $5.9 million and $9.0 million for the same periods in 2013. The increase in the foreign currency exchange losses was primarily attributable to the U.S. Dollar weakening against the currencies in which we transact our business.

The consolidated provisions for income taxes were $6.1 million and $8.6 million for the three and six months ended June 30, 2014, respectively, compared to $11.1 million and $15.9 million for the same periods in 2013. The income tax provision represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the provision for income taxes represents taxes on net income for our United States, Ireland, Belgium, Brazil, Switzerland and United Kingdom operations. The declines in our tax provisions were primarily attributable to reduced taxable income at our United Kingdom operations coupled with increased net income in our Bermuda operations, which are not subject to tax.

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

Excess and Surplus Lines

The following table summarizes the results of operations for the Excess and Surplus Lines segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Gross written premiums	$175.8	$175.8	$315.8	$303.4

Earned premiums	$125.3	$108.7	$242.7	$213.8
Losses and loss adjustment expenses	64.3	62.5	129.2	121.1
Other reinsurance-related expenses	0.0	1.3	0.0	2.5
Underwriting, acquisition and insurance expenses	40.2	37.6	80.3	78.3

Underwriting income	20.8	7.3	33.2	11.9
Net investment income	9.0	11.2	18.3	22.1
Interest expense	(1.6)	(1.8)	(3.2)	(3.4)

Income before income taxes	$28.2	$16.7	$48.3	$30.6

Loss ratio	51.3%	58.1%	53.2%	57.3%
Expense ratio	32.1%	35.1%	33.1%	37.1%

Combined ratio	83.4%	93.2%	86.3%	94.4%

The increase in earned premiums for the three and six months ended June 30, 2014 as compared to the same periods ended in 2013 was attributable to growth in all lines, with the exception of the transportation lines. We began exiting the transportation line in 2013 due to reduced profitability. Earned premiums for the three and six months ended June 30, 2014 were positively impacted by a $3.2 million increase for earned but not billed premiums. Earned premiums for the three and six months ended June 30, 2013 were negatively impacted by a $4.7 million increase in ceded written premium related to our catastrophe reinsurance contract.

Included in losses and loss adjustment expenses for the three months ended June 30, 2014 was $0.6 million in catastrophe losses resulting from storm activity in the United States and $4.0 million in current accident year large property losses. Offsetting these current accident year losses was $13.7 million of net favorable loss reserve development on prior accident years primarily within the general and products liability lines of business, partially offset by unfavorable development in commercial automobile lines. Included in losses and loss adjustment expenses for the three months ended June 30, 2013 was $2.6 million in catastrophe losses resulting from storm activity in the United States. Offsetting these catastrophe losses was $9.2 million in net favorable development on prior accident year loss reserves primarily attributable to favorable development in the general and product liability lines, partially offset by unfavorable development in the commercial auto and property lines.

Included in losses and loss adjustment expenses for the six months ended June 30, 2014 was $2.4 million in catastrophe losses from storm activity in the United States and $4.0 million in current accident year large property losses. Offsetting these catastrophe losses was $21.7 million of net favorable loss reserve development on prior accident years primarily within the general and products liability lines of business, partially offset by unfavorable development in commercial automobile and property lines. Catastrophe losses for the six months ended June 30, 2013 were $3.4 million resulting from storm activity in the United States. Offsetting these catastrophe losses was $14.4 million in net favorable development on prior accident year loss reserves primarily attributable to favorable development in the general and product liability lines, partially offset by unfavorable development in the commercial auto and property lines.

The decline in the expense ratios for the three and six months ended June 30, 2014 as compared to the same periods in 2013 was primarily attributable to the premium adjustments discussed above, and to decreased premiums tax expense due to the reduction in premiums for the transportation lines.

Commercial Specialty

The following table summarizes the results of operations for the Commercial Specialty segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Gross written premiums	$83.6	$85.6	$189.5	$191.7

Earned premiums	$71.1	$75.3	$142.8	$150.5
Losses and loss adjustment expenses	47.7	50.9	95.4	98.4
Other reinsurance-related expenses	0.0	0.1	0.0	0.4
Underwriting, acquisition and insurance expenses	25.8	27.1	50.9	53.5

Underwriting loss	(2.4)	(2.8)	(3.5)	(1.8)
Net investment income	4.6	6.1	9.3	12.0
Interest expense	(0.8)	(0.9)	(1.6)	(1.8)
Fee expense, net	(1.9)	(0.9)	(3.0)	(1.2)

(Loss) income before income taxes	$(0.5)	$1.5	$1.2	$7.2

Loss ratio	67.0%	67.6%	66.8%	65.5%
Expense ratio	36.4%	36.2%	35.7%	35.7%

Combined ratio	103.4%	103.8%	102.5%	101.2%

The decline in gross written and earned premiums for the three and six months ended June 30, 2014 as compared to the same periods ended in 2013 was primarily due to reduced underwriting in our retail business and public entity units due to planned reductions as we exited unprofitable accounts and implemented underwriting initiatives, partially offset by increasing rates. Partially offsetting these declines was increased gross written and earned premiums in our surety business, as this business unit continues to expand.

Included in the loss ratio for the three months ended June 30, 2014 was $2.9 million of net unfavorable development on prior accident year reserves primarily attributable to unfavorable development in the general liability and auto liability lines, partially offset by favorable development in the short-tail and workers compensation lines. Also included in loss expense for the three months ended June 30, 2014 was $2.6 million of catastrophe losses resulting from storms in the United States. Included in losses and loss adjustment expenses for the three months ended June 30, 2013 was $1.0 million of net favorable development on prior accident year reserves primarily attributable to favorable development in the short-tail and workers compensation lines, partially offset by unfavorable development in the general liability and auto liability lines. Loss expense for the three months ended June 30, 2013 included $4.9 million in large property losses for the 2013 accident year and $1.6 million in catastrophe losses resulting from storms in the United States.

Included in the loss ratio for the six months ended June 30, 2014 was $4.9 million of net unfavorable development on prior accident year reserves primarily attributable to unfavorable development in the general liability and auto liability lines, partially offset by favorable development in the short-tail and workers compensation lines. Also included in loss expense for the six months ended June 30, 2014 was $4.0 million of catastrophe losses resulting from storms in the United States. Catastrophe losses for the six months ended June 30, 2013 were $2.7 million resulting from storms in the United States. Included in the loss ratio for the six months ended June 30, 2013 was $0.1 million in net unfavorable development on prior accident year loss reserves. The unfavorable development was primarily attributable to unfavorable development in general liability and auto liability lines, partially offset by favorable development in the short-tail lines and workers compensation lines.

The slight increase in the expense ratio for the three months ended June 30, 2014 as compared to the same period ended in 2013 was primarily due to fixed costs remaining constant on a declining earned premium base.

The increase in fee expense for the three and six months ended June 30, 2014 as compared to 2013 was primarily attributable to a shift of select functions from risk bearing activities to non-risk-bearing activities, as we began to develop our fee-based business. As a result, the expenses associated with the fee-based operations have exceeded the income received for these activities, resulting in net fee expense for the three and six months ended June 30, 2014.

International Specialty

The following table summarizes the results of operations for the International Specialty segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Gross written premiums	$97.4	$96.1	$180.6	$174.3

Earned premiums	$37.6	$36.4	$74.6	$69.1
Losses and loss adjustment expenses	18.2	20.8	37.0	36.4
Other reinsurance-related expenses	0.0	1.6	0.0	3.1
Underwriting, acquisition and insurance expenses	15.1	12.1	27.5	24.4

Underwriting income	4.3	1.9	10.1	5.2
Net investment income	2.0	1.7	3.8	4.0
Interest expense	(0.7)	(0.8)	(1.5)	(1.6)

Income before income taxes	$5.6	$2.8	$12.4	$7.6

Loss ratio	48.4%	59.7%	49.6%	55.2%
Expense ratio	40.5%	34.6%	36.9%	36.9%

Combined ratio	88.9%	94.3%	86.5%	92.1%

The slight increase in gross written and earned premiums for the three and six months ended June 30, 2014 as compared to the same periods in 2013 was primarily attributable to increases in premium writings in the excess casualty and professional lines and Brazil, partially offset by reduced premium writings in our short-tail lines. Gross written premiums for our short-tail lines declined to $46.1 million and $94.0 million for the three and six months ended June 30, 2014 from $51.8 million and $98.8 million for the same periods ended in 2013. The declines in gross written premiums were primarily attributable to increased competition within the property catastrophe reinsurance marketplace.

Included in losses and loss adjustment expenses for the three months ended June 30, 2014 was $1.0 million in catastrophe losses resulting from European hail storms. Included in losses and loss adjustment expenses for the three months ended June 30, 2013 was $6.3 million of catastrophe losses, resulting from European floods and storm activity in the United States. Losses and loss adjustment expenses for the three months ended June 30, 2014 did not include development on prior accident year loss reserves, compared to $0.3 million of net favorable development for the same period ended in 2013.

Included in losses and loss adjustment expenses for the six months ended June 30, 2014 was $2.0 million in catastrophe losses resulting from European hail storms and storm activity in the United States, compared to $6.3 million for the same period in 2013, as discussed above. Included in losses and loss adjustment expenses for the six months ended June 30, 2014 was $0.4 million of net unfavorable development on prior accident year loss reserves primarily for our Brazil operations. Included in losses and loss adjustment expenses for the six month ended June 30, 2013 was $0.6 million in net unfavorable development on prior accident year loss reserves primarily attributable to short-tail lines and our Brazil unit.

The increase in the expense ratio for the three months ended June 30, 2014 as compared to the same period in 2013 was primarily attributable to increased corporate expenses, outside service costs in Brazil, increased licenses and regulatory fees in Bermuda and slightly higher compensation costs. The expense ratios for the six months ended June 30, 2014 were comparable to the same period in 2013, as increased ceding commissions were partially offset by slightly higher non-acquisition expenses, particularly due to increased outside services and regulatory fees.

Syndicate 1200

The following table summarizes the results of operations for the Syndicate 1200 segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Gross written premiums	$163.5	$184.9	$297.1	$311.0

Earned premiums	$102.2	$107.4	$201.5	$198.3
Losses and loss adjustment expenses	52.2	59.5	97.7	107.3
Other reinsurance-related expenses	0.0	1.8	0.0	3.4
Underwriting, acquisition and insurance expenses	43.0	39.2	83.6	74.7

Underwriting income	7.0	6.9	20.2	12.9
Net investment income	2.1	2.8	5.8	5.6
Interest expense	(0.8)	(1.0)	(1.6)	(1.7)
Fee income, net	1.8	1.1	1.5	1.4

Income before income taxes	$10.1	$9.8	$25.9	$18.2

Loss ratio	51.1%	56.4%	48.5%	55.1%
Expense ratio	42.1%	37.0%	41.5%	38.3%

Combined ratio	93.2%	93.4%	90.0%	93.4%

In 2014, we decreased our direct participation in Syndicate 1200 to 69%, down from 79% in 2013. For the three and six months ended June 30, 2014, the property division wrote $62.6 million and $109.7 million of gross written premiums, respectively, compared to $81.6 million and $118.8 million for the same periods ended in 2013. The decline in the property lines was primarily due to reductions in the transport lines, as we began to exit unprofitable products. For the three and six months ended June 30, 2014, the liability division recorded gross written premiums of $51.7 million and $96.4 million, respectively, compared to $54.2 million and $103.9 million for the same periods in 2013. The decrease in the casualty division was primarily attributable to a planned reduction within the general liability class. For the three and six months ended June 30, 2014, the marine and energy division recorded gross written premiums of $27.2 million and $43.4 million, respectively, compared to $28.5 million and $40.6 million for the same periods in 2013. The specialty division recorded gross written premiums of $14.7 million and $34.3 million, respectively, compared to $13.2 million and $32.6 million for the same periods in 2013. The decrease in gross written premiums for the Specialty Lines in 2014 as compared to 2013 was primarily attributable to growth in the personal accident lines and the introduction of a political risk line. The aerospace division recorded gross written premiums of $6.5 million and $12.3 million, respectively, compared to $7.4 million and $15.2 million for the same periods in 2013.

Losses and loss adjustment expenses are reported net of losses ceded to the trade capital providers. The Syndicate 1200 segment reported no catastrophe losses for the three and six months ended June 30, 2014 and 2013. Included in losses and loss adjustment expenses for the three months ended June 30, 2014 were current accident year losses of $8.0 million resulting from satellite and offshore energy losses. Included in losses and loss adjustment expenses for the three months ended June 30, 2014 was $6.4 million net favorable loss reserve development on prior accident years primarily attributable to favorable development in the property lines, partially offset by unfavorable development in the general liability line. Included in losses and loss adjustment expenses for the three months ended June 30, 2013 were current accident year losses of $4.4 million resulting from two onshore energy losses. Included in losses and loss adjustment expenses for the three months ended June 30, 2013 was $1.3 million of favorable development driven by favorable development in property facultative, international property treaty and space business. Partially offsetting this was unfavorable development in the onshore energy, general liability and North American binder classes of business due to poorer than expected claims experience.

Included in losses and loss adjustment expenses for the six months ended June 30, 2014 were current accident year losses of $8.9 million resulting from satellite and offshore energy losses. Included in losses and loss adjustment expenses for the three months ended June 30, 2014 was $15.2 million net favorable loss reserve development on prior accident years primarily attributable to favorable development in the property, professional indemnity and aerospace lines, partially offset by unfavorable development in the general liability line. Included in losses and loss adjustment expenses for the six months ended

June 30, 2013 was $3.5 million favorable development driven by favorable development in property facultative, international property treaty, North American binders and space business. Partially offsetting this was unfavorable development in the onshore energy and general liability classes of business due to poorer than expected claims experience.

The increase in the expense ratio for the three and six months ended June 30, 2014 as compared to the same periods ended in 2013 was primarily due to a decline in ceding commission received from a quota share reinsurance contract that was terminated in 2014, coupled with increased Lloyd’s related costs, equity compensation costs and the weakening U.S. Dollar as expenses are incurred in British Pound.

Fee income, net represents fees and profit commission derived from the management of third-party capital for our underwriting syndicate at Lloyd’s. The increased fee income, net for the three months ended June 30, 2014 was primarily due to timing differences in revenues earned as compared to the expenses incurred. Fee income for the six months ended June 30, 2014 was comparable to the same period in 2013.

Run-off Lines

The following table summarizes the results of operations for the Run-off Lines segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Earned premiums	$(0.1)	$(0.3)	$0.2	$0.0
Losses and loss adjustment expenses	2.7	(1.0)	8.3	0.0
Underwriting, acquisition and insurance expenses	2.4	(0.7)	5.1	1.4

Underwriting (loss) income	(5.2)	1.4	(13.2)	(1.4)
Net investment income	2.3	2.8	4.8	5.6
Interest expense	(0.5)	(0.5)	(0.9)	(0.9)

(Loss) income before income taxes	$(3.4)	$3.7	$(9.3)	$3.3

Earned premiums for the six months ended June 30, 2014 and 2013 were primarily attributable to adjustments resulting from final audits, reinstatement premiums and other adjustments on policies previously underwritten.

Losses and loss adjustment expenses for the three months ended June 30, 2014 included $2.7 million of net unfavorable loss reserve development on prior accident years due to unfavorable asbestos and environmental development driven by asbestos liability for assumed business and unfavorable development in our run-off workers compensation lines. Losses and loss adjustment expenses for the three months ended June 30, 2013 included $1.0 million favorable development on prior accident year loss reserves primarily attributable to favorable development related to the 2005 hurricanes, partially offset by unfavorable development in our run-off workers compensation lines.

Losses and loss adjustment expenses for six months ended June 30, 2014 included $8.3 million of net unfavorable loss reserve development on prior accident years due to unfavorable development in workers compensation driven by increasing medical costs on older claims and unfavorable asbestos and environmental development driven by asbestos liability for assumed business. Losses and loss adjustment expenses for the six months ended June 30, 2013 included $0.1 million favorable development on prior accident year loss reserves attributable to favorable development related to the 2005 hurricanes largely offset by unfavorable development resulting from commutations and the run-off workers compensation lines.

Loss reserves for the Run-off Lines were as follows:

	Six Months Ended June 30,
	2014		2013
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of period	$57.5	$53.3	$64.6	$58.9
Incurred losses	3.5	2.9	0.7	0.7
Losses paid	(10.2)	(8.9)	(6.9)	(6.2)

Loss reserves—asbestos and environmental, end of period	50.8	47.3	58.4	53.4
Risk management reserves	262.6	172.7	258.6	179.8
Run-off reinsurance reserves	4.8	4.8	11.9	11.9
Other run-off lines	3.4	3.2	5.3	4.7

Total loss reserves—Run-off Lines	$321.6	$228.0	$334.2	$249.8

Underwriting, acquisition and insurance expenses for the Run-off segment consists primarily of administrative expenses. Underwriting expense for the three and six months ended June 30, 2013 was favorably impacted by a $2.6 million recovery due to the settlement of a disputed assessment. Adjusted for the effects of this settlement, underwriting expenses for the three and six months ended June 30, 2013 were $1.9 million and $4.0 million, respectively. The increase in underwriting expenses for the three and six months ended June 30, 2014 was primarily attributable to increased compensation and legal costs.

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

Cash provided (used) by operating activities can fluctuate due to timing difference in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. Net cash used by operating activities was $23.5 million and $96.2 million for the six months ended June 30, 2014 and 2013, respectively. For 2014, cash used by operating activities resulted from the settlement of our reinsurance payable due to the closing of the Syndicate 1200 remaining whole account quota share contract covering segment loss reserves for 2009 and prior years of account in addition to the closing of the 2011 year of account. The use of cash in 2013 was primarily the result of the partial settlement of a whole account quota share contract covering the Syndicate 1200 segment loss reserves for the 2009 and prior years of account. The source of the cash used to settle this reinsurance payable was the sale of fixed maturity assets, and is included in the cash from investing activities section of our Consolidated Statements of Cash Flows.

Net cash provided by investing activities was $39.5 million and $139.9 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in cash flows from investing activities from 2014 to 2013 was mainly the result of the sale of fixed maturity assets used to settle Syndicate 1200 reinsurance payable in 2013 and fewer sales of investments during 2014 as the cash from operations assisted in meeting operational activities. As of June 30, 2014, $312.1 million of the investment portfolio were invested in short-term investments.

For the six months ended June 30, 2014 and 2013, net cash used by financing activities was $37.6 million and $37.2 million, respectively. During the six months ended June 30, 2014 and 2013, we repurchased approximately 0.7 million and 0.8 million shares of our common stock for a total cost of $31.4 million and $30.1 million, respectively. We paid dividends to our shareholders totaling $8.7 million and $7.8 million during the six months ended June 30, 2014 and 2013, respectively.

On March 7, 2014, each of Argo Group, Argo Group US, Inc., Argo International Holdings Limited and Argo Underwriting Agency Limited (the “Borrowers”) entered into a $175.0 million Credit Agreement (“New Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The New Credit Agreement replaced and terminated the original $150.0 million Credit Agreement. The New Credit Agreement provides for a $175.0 million revolving credit facility with a maturity date of

March 7, 2018 unless extended in accordance with the terms of the New Credit Agreement. Borrowings under the New Credit Agreement may be used for general corporate purposes, including working capital and permitted acquisitions, and each of the Borrowers has agreed to be jointly and severally liable for the obligations of the other Borrowers under the New Credit Agreement.

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

Included in the New Credit Agreement is a provision that allows up to $17.5 million of the revolving credit facility to be used for letters of credit (“LOC’s”), subject to availability. On March 7, 2014, the $0.2 million LOC outstanding under the original $150.0 million Credit Agreement was transferred to the New Credit Agreement. As of June 30, 2014, there were no borrowings outstanding and $0.2 million in LOC’s against the New Credit Agreement.

On July 16, 2014, we purchased our outstanding PXRE Capital Trust V $20,000,000 Junior Subordinated Debt Securities (“Capital Trust V”) at a discount equal to 90.0% of the principal amount plus accrued and unpaid interest through the date of purchase for a total price of $18.2 million. Since the Capital Trust V has not yet been redeemed, interest will continue to accrue and be paid until the redemption date.

On August 5, 2014, our Board of Directors declared a quarterly cash dividend in the amount of $0.18 on each share of common stock outstanding. The dividend will be paid on September 15, 2014 to our shareholders of record at the close of business on September 1, 2014.

On February 18, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares. The 2011 Repurchase Authorization supersedes the November 13, 2007 repurchase authorization which also had authorized the repurchase of up to $150.0 million of our common shares. On November 5, 2013, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares. The 2013 Repurchase Authorization supersedes the 2011 Repurchase Authorization such that no further amounts could be repurchased under the 2011 Repurchase Authorization. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of June 30, 2014, availability under the 2013 Repurchase Authorization for future repurchases of our common shares was $112.2 million.

Refer to Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2013 that Argo Group filed with the SEC on February 28, 2014 for further discussion on Argo Group’s liquidity.

Recent Accounting Standards and Critical Accounting Estimates

New Accounting Standards

The discussion of the adoption and pending adoption of recently issued accounting policies is included in Note 2, “Recently Issued Accounting Standards,” in the Notes to our Consolidated Financial Statements, included in Part I, Item 1—“Consolidated Financial Statements (unaudited).”

Critical Accounting Estimates

Refer to “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2013 that we filed with the SEC on February 28, 2014 for information on accounting policies that we consider critical in preparing our consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.

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

As shown on the accompanying table, our fixed maturities portfolio is diversified among different types of investments. The securities are principally rated by one or more Nationally Recognized Statistical Rating Organizations, (i.e., Standard & Poor’s, Moody’s Investors Services, Inc. and Fitch Ratings, Ltd). If a security has two ratings, the lower rating is used, and if a security has three ratings, the middle rating is used in the preparation of this table. At June 30, 2014, our fixed maturities portfolio had a weighted average rating of A+, with 72.2% ($2,036.0 million fair value) rated A or better and 33.6% ($946.7 million fair value) rated AAA. Our portfolio included 9.3% ($261.1 million fair value) of less than investment grade (BB+ or lower) fixed maturities at June 30, 2014.

	Fair	Fair	Fair	Fair
	Value	Value	Value	Value
(in millions)	AAA	AA	A	Other	Total
USD denominated:
U.S. Governments	$232.6	$0.0	$0.0	$0.6	$233.2
Non-U.S. Governments	24.0	8.9	6.1	38.6	77.6
Obligations of states and political subdivisions	121.2	312.9	73.4	11.2	518.7
Credit-Financial	4.0	57.1	256.2	142.8	460.1
Credit-Industrial	2.6	13.0	94.8	353.7	464.1
Credit-Utility	0.0	11.6	23.0	125.9	160.5
Structured securities:
CMO/MBS-agency	197.9	0.0	0.0	0.0	197.9
CMO/MBS-non agency	0.0	9.3	1.3	5.5	16.1
CMBS	102.3	36.1	9.6	5.0	153.0
ABS-residential	0.1	0.0	0.0	5.5	5.6
ABS-non residential	140.4	2.5	4.3	23.2	170.4
Foreign denominated:
Governments	79.7	47.2	3.8	29.1	159.8
Credit	41.9	38.9	79.3	41.3	201.4

Total fixed maturities	$946.7	$537.5	$551.8	$782.4	$2,818.4

We also hold a diversified investment portfolio of common stocks in various industries and market segments, ranging from small market capitalization stocks to large capitalization companies. Marketable equity securities are carried on our Consolidated Balance Sheets at fair value, and are subject to the risk of potential loss in fair value resulting from adverse changes in prices. At June 30, 2014, the fair value of our equity securities portfolio was $521.5 million.

Foreign Currency Risk

We have exposure to foreign currency risk in both our insurance contracts and our invested assets. Some of our insurance contracts provide that ultimate losses may be payable in various foreign currencies. Foreign currency exchange rate risk exists where we do not have cash or securities denominated in the currency for which we will ultimately pay the claims. Thus, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance polices that are payable in foreign currencies with cash and investments that are denominated in such currencies. In certain instances, we use foreign exchange forward and put option contracts to mitigate this risk. Due to the extended time frame for settling the claims plus the fluctuation in currency exchange rates, the potential exists for us to realize gains and/or losses related to foreign exchange rates. In addition, we may experience foreign currency gains or losses related to exchange rate fluctuations in operating expenses as certain operating costs are payable in currencies other than the U.S. Dollar. For the three and six months ended June 30, 2014, we recorded realized losses of $3.4 million and $3.2 million, respectively, from movements in foreign currency rates on our insurance operations. For the three and six months ended June 30, 2014, we recorded realized losses of $2.1 million and $2.2 million, respectively, from movements on foreign currency rates in our investment portfolio. For the three and six months ended June 30, 2014, we recorded realized gains of $1.0 million and $2.0 million, respectively, from our currency forward contracts. We had unrealized gains at June 30, 2014 of $1.4 million in movements in foreign currency rates in our investment portfolio, which are recorded in “Other comprehensive income, net of taxes” in our Consolidated Balance Sheets. These gains are principally related to strengthening of non-U.S. Dollar denominated investment exchange rates to the U.S. Dollar.

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

There were no changes in the internal control over financial reporting made during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

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

Issuer Purchase of Equity Securities

On November 13, 2007, our Board of Directors authorized the repurchase of up to $150.0 million of Argo Group’s common shares. On February 18, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2011 Repurchase Authorization”). The 2011 Repurchase Authorization superseded the November 13, 2007 program such that no further amounts could be repurchased under the repurchase program approved in 2007. On November 5, 2013, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2013 Repurchase Authorization”). The 2013 Repurchase Authorization superseded the 2011 Repurchase Authorization such that no further amounts could be repurchased under the 2011 Repurchase Authorization.

From January 1, 2014 through June 30, 2014, we have repurchased a total of 675,300 shares of our common shares for a total cost of $31.4 million. Since the inception of the repurchase authorizations through June 30, 2014, we have repurchased 8,233,645 shares of our common shares at an average price of $34.25 for a total cost of $282.0 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of June 30, 2014, availability under the 2013 Repurchase Authorization for future repurchases of our common shares was $112.2 million.

The following table provides information with respect to shares of our common shares that were repurchased or surrendered during the three months ended June 30, 2014:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number	Average	as Part of Publicly	That May Yet Be
	of Shares	Price Paid	Announced Plan	Purchased Under the
Period	Purchased (a)	per Share (b)	or Program (c)	Plan or Program (d)
April 1 through April 30, 2014	287,847	$45.92	287,472	$122,921,489
May 1 through May 31, 2014	108,861	$46.37	108,269	$118,542,229
June 1 through June 30, 2014	53,077	$49.97	52,994	$112,227,745

Total	449,785	$46.51	448,735

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under our various employee equity compensation plans. For the six months ended June 30, 2014, we received 20,812 shares of our common shares, with an average price paid per share of $45.38, that were surrendered by employees in payment for the minimum required withholding taxes. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

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

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

August 6, 2014	By	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

August 6, 2014	By	/s/ Jay S. Bullock
Jay S. Bullock
Executive Vice President and Chief Financial Officer