Form 10-Q
period 2014-09-30
Argo Group International Holdings, Ltd.
filed 2014-11-10
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding (net of treasury shares) of each of the issuer’s classes of common shares as of October 31, 2014

Title	Outstanding
Common Shares, par value $1.00 per share	25,685,241

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	September 30, 2014	December 31, 2013 *
	(Unaudited)
Assets
Investments:
Fixed maturities, at fair value:
Available-for-sale (cost: 2014 - $2,798.6; 2013 - $2,760.1)	$2,840.9	$2,814.4
Equity securities, at fair value (cost: 2014 - $318.7; 2013 - $346.9)	511.3	534.3
Other investments (cost: 2014 - $398.0; 2013 - $377.4)	403.3	378.9
Short-term investments, at fair value (cost: 2014 - $356.2; 2013 - $351.6)	356.2	351.6

Total investments	4,111.7	4,079.2

Cash	73.1	157.4
Accrued investment income	22.2	25.7
Premiums receivable	396.7	348.4
Reinsurance recoverables	1,002.3	1,263.5
Goodwill	153.8	153.8
Intangible assets, net of accumulated amortization	81.7	86.0
Current income taxes receivable, net	30.0	0.0
Deferred acquisition costs, net	130.0	113.9
Ceded unearned premiums	227.0	196.3
Other assets	160.1	166.8

Total assets	$6,388.6	$6,591.0

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$3,062.6	$3,230.3
Unearned premiums	865.4	779.1
Accrued underwriting expenses	130.6	122.3
Ceded reinsurance payable, net	200.9	354.7
Funds held	37.9	43.7
Senior unsecured fixed rate notes	143.8	143.8
Other indebtedness	64.4	66.3
Junior subordinated debentures	172.7	193.3
Current income taxes payable, net	0.0	5.2
Deferred tax liabilities, net	55.7	28.7
Other liabilities	27.7	60.6

Total liabilities	4,761.7	5,028.0

Commitments and contingencies (Note 15)
Shareholders’ equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 34,268,995 and 34,066,889 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	34.3	34.1
Additional paid-in capital	834.4	827.3
Treasury shares (8,440,355 and 7,558,345 shares at September 30, 2014 and December 31, 2013, respectively)	(292.7)	(250.6)
Retained earnings	914.4	804.4
Accumulated other comprehensive income, net of taxes	136.5	147.8

Total shareholders’ equity	1,626.9	1,563.0

Total liabilities and shareholders’ equity	$6,388.6	$6,591.0

*	Derived from audited consolidated financial statements.

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Premiums and other revenue:
Earned premiums	$337.6	$330.5	$999.4	$962.2
Net investment income	20.8	24.1	64.7	77.3
Fee income, net	1.6	0.3	0.1	0.5
Net realized investment gains and other	12.9	9.1	42.5	29.6

Total revenue	372.9	364.0	1,106.7	1,069.6

Expenses:
Losses and loss adjustment expenses	191.9	190.9	559.5	554.1
Other reinsurance-related expenses	0.0	4.6	0.0	14.4
Underwriting, acquisition and insurance expenses	133.8	126.7	399.3	378.0
Interest expense	4.9	5.1	15.0	15.1
Foreign currency exchange (gain) loss	(6.0)	3.8	(2.8)	(5.2)

Total expenses	324.6	331.1	971.0	956.4

Income before income taxes	48.3	32.9	135.7	113.2
Provision for income taxes	3.6	1.9	12.2	17.8

Net income	$44.7	$31.0	$123.5	$95.4

Net income per common share:
Basic	$1.72	$1.16	$4.71	$3.54

Diluted	$1.69	$1.12	$4.63	$3.41

Dividend declared per common share:	$0.18	$0.15	$0.51	$0.44

Weighted average common shares:
Basic	25,956,599	26,682,176	26,203,819	26,961,792

Diluted	26,436,933	27,819,550	26,670,176	27,993,335

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net realized investment gains and other before other-than-temporary impairment losses	$13.1	$9.2	$44.1	$31.5
Other-than-temporary impairment losses recognized in earnings
Other-than-temporary impairment losses on fixed maturities	0.0	0.0	(1.2)	(0.3)
Other-than-temporary impairment losses on equity securities	(0.2)	(0.1)	(0.4)	(1.6)
Other-than-temporary impairment losses on Funds at Lloyd’s foreign currency exchange	0.0	0.0	0.0	0.0
Other-than-temporary impairment losses on other investments	0.0	0.0	0.0	0.0

Impairment losses recognized in earnings	(0.2)	(0.1)	(1.6)	(1.9)

Net realized investment gains and other	$12.9	$9.1	$42.5	$29.6

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$44.7	$31.0	$123.5	$95.4

Other comprehensive income:
Foreign currency translation adjustments	(2.3)	(0.3)	(1.9)	(2.2)
Unrealized gains (losses) on securities:
(Losses) gains arising during the period	(38.8)	23.2	16.1	(34.8)
Reclassification adjustment for gains included in net income	(5.8)	(3.3)	(22.0)	(18.3)

Other comprehensive (loss) income before tax	(46.9)	19.6	(7.8)	(55.3)
Income tax provision related to other comprehensive income:
Unrealized gains (losses) on securities:
(Losses) gains arising during the period	(4.9)	5.4	10.7	(10.9)
Reclassification adjustment for gains included in net income	(4.1)	(2.0)	(7.2)	(6.7)

Income tax provision related to other comprehensive (loss) income	(9.0)	3.4	3.5	(17.6)

Other comprehensive (loss) income, net of tax	(37.9)	16.2	(11.3)	(37.7)

Comprehensive income	$6.8	$47.2	$112.2	$57.7

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$123.5	$95.4
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Amortization and depreciation	27.8	28.8
Share-based payments expense	13.3	17.8
Excess tax benefit from share-based payment arrangements	(0.1)	(0.2)
Deferred income tax provision, net	22.9	4.4
Net realized investment and other gains	(42.5)	(29.6)
Loss on disposals of fixed assets, net	0.0	0.2
Change in:
Accrued investment income	3.5	5.0
Receivables	214.1	(3.5)
Deferred acquisition costs	(13.0)	(15.5)
Ceded unearned premiums	(31.2)	(38.5)
Reserves for losses and loss adjustment expenses	(167.7)	1.4
Unearned premiums	87.6	118.8
Ceded reinsurance payable and funds held	(159.5)	(188.3)
Income taxes	(35.3)	(2.3)
Accrued underwriting expenses	4.1	27.6
Other, net	24.2	(24.5)

Cash provided (used) by operating activities	71.7	(3.0)

Cash flows from investing activities:
Sales of fixed maturity investments	884.6	1,308.0
Maturities and mandatory calls of fixed maturity investments	243.6	224.2
Sales of equity securities	61.8	65.0
Sales of other investments	29.7	5.8
Purchases of fixed maturity investments	(1,197.3)	(1,264.7)
Purchases of equity securities	(17.7)	(71.4)
Purchases of other investments	(49.8)	(71.2)
Change in foreign regulatory deposits and voluntary pools	22.5	0.6
Change in short-term investments	(16.5)	(76.1)
Settlements of foreign currency exchange forward contracts	0.6	(6.4)
Purchases of fixed assets	(26.7)	(19.1)
Other, net	(21.5)	4.5

Cash (used) provided by investing activities	(86.7)	99.2

Cash flows from financing activities:
Redemption of trust preferred securities, net	(18.0)	0.0
Payment on note payable	(0.1)	0.0
Activity under stock incentive plans	3.3	1.4
Repurchase of Company’s common shares	(40.9)	(40.1)
Excess tax expense from share-based payment arrangements	0.1	0.2
Payment of cash dividends to common shareholders	(13.4)	(11.8)

Cash used by financing activities	(69.0)	(50.3)

Effect of exchange rate changes on cash	(0.3)	(0.1)

Change in cash	(84.3)	45.8
Cash, beginning of period	157.4	95.8

Cash, end of period	$73.1	$141.6

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

The interim financial information as of, and for the three and nine months ended, September 30, 2014 and 2013 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain amounts in prior years’ financial statements have been reclassified to conform to the current presentation.

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

In July 2013, the FASB issued amendments to “Income Taxes” (Topic 740) that require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than liabilities in our Consolidated Balance Sheets when a net operating loss carryforward, similar tax loss or tax credit carryforward exists. The new standard requires adoption on a prospective basis. The adoption of this amendment did not have an impact on our financial results or disclosures.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (Topic 606). The ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The ASU provides a five-step analysis of transactions to determine when and how revenue is recognized and requires additional disclosures sufficient to describe the nature, amount, timing and uncertainty of revenue and cash flows for these transactions. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, we will adopt this ASU on January 1, 2017. Companies may use either a “full retrospective” adoption, meaning the update is applied to all periods presented, or a “modified retrospective” adoption, meaning the update is applied only to the most current period presented in the financial statements. While insurance contracts are excluded from this ASU, our fee income related to our brokerage operations and management of the third-party capital for our underwriting Syndicate at Lloyd’s will be subject to this updated guidance. We are currently evaluating what impact this ASU will have on our financial results and disclosures and which adoption method to apply.

3.	Investments

Composition of Invested Assets

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments were as follows:

September 30, 2014 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
USD denominated:
U.S. Governments	$209.8	$1.5	$0.5	$210.8
Non-U.S. Governments	76.9	0.6	0.5	77.0
Obligations of states and political subdivisions	485.6	24.2	0.6	509.2
Credit-Financial	489.1	12.8	1.3	500.6
Credit-Industrial	461.0	10.3	2.8	468.5
Credit-Utility	146.8	4.3	0.7	150.4
Structured securities:
CMO/MBS-agency (1)	179.4	8.2	0.9	186.7
CMO/MBS-non agency	13.7	0.9	0.0	14.6
CMBS (2)	163.8	2.1	0.2	165.7
ABS-residential (3)	5.2	0.0	0.3	4.9
ABS-non residential	209.2	0.8	0.3	209.7
Foreign denominated:
Governments	140.4	1.8	7.4	134.8
Credit	217.7	3.0	12.7	208.0

Total fixed maturities	2,798.6	70.5	28.2	2,840.9
Equity securities	318.7	195.2	2.6	511.3
Other investments	398.0	7.3	2.0	403.3
Short-term investments	356.2	0.0	0.0	356.2

Total investments	$3,871.5	$273.0	$32.8	$4,111.7

December 31, 2013 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
USD denominated:
U.S. Governments	$273.4	$2.4	$0.5	$275.3
Non-U.S. Governments	60.9	0.3	1.0	60.2
Obligations of states and political subdivisions	563.7	22.9	8.8	577.8
Credit-Financial	426.3	15.4	1.8	439.9
Credit-Industrial	385.5	13.8	2.2	397.1
Credit-Utility	162.0	5.4	0.8	166.6
Structured securities:
CMO/MBS-agency (1)	219.4	9.2	1.7	226.9
CMO/MBS-non agency	19.4	0.8	0.0	20.2
CMBS (2)	162.7	3.1	1.0	164.8
ABS-residential (3)	6.8	0.3	0.5	6.6
ABS-non residential	116.8	0.5	0.1	117.2
Foreign denominated:
Governments	207.7	4.9	5.9	206.7
Credit	155.5	4.4	4.8	155.1

Total fixed maturities	2,760.1	83.4	29.1	2,814.4
Equity securities	346.9	188.6	1.2	534.3
Other investments	377.4	2.8	1.3	378.9
Short-term investments	351.6	0.0	0.0	351.6

Total investments	$3,836.0	$274.8	$31.6	$4,079.2

(1)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(2)	Commercial mortgage-backed securities (“CMBS”).
(3)	Asset-backed securities (“ABS”).

Included in “Total investments” in our Consolidated Balance Sheets at September 30, 2014 and December 31, 2013 is $70.1 million and $87.3 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party capital participants that provide underwriting capital to our Syndicate 1200 segment.

Contractual Maturity

The amortized cost and fair values of fixed maturity investments as of September 30, 2014, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$255.7	$254.2
Due after one year through five years	1,329.3	1,343.2
Due after five years through ten years	472.9	488.2
Thereafter	169.4	173.7
Structured securities	571.3	581.6

Total	$2,798.6	$2,840.9

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Unrealized Losses and Other-than-temporary Impairments

An aging of unrealized losses on our investments in fixed maturities, equity securities, other investments and short-term investments is presented below:

September 30, 2014 (in millions)	Less Than One Year		One Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments	$59.5	$0.3	$16.3	$0.2	$75.8	$0.5
Non-U.S. Governments	28.3	0.1	7.5	0.4	35.8	0.5
Obligations of states and political subdivisions	16.4	0.1	27.9	0.5	44.3	0.6
Credit-Financial	149.1	1.1	14.3	0.2	163.4	1.3
Credit-Industrial	222.5	2.5	13.5	0.3	236.0	2.8
Credit-Utility (2)	42.5	0.7	1.9	0.0	44.4	0.7
Structured securities:
CMO/MBS-agency	23.8	0.1	17.1	0.8	40.9	0.9
CMBS	29.8	0.1	6.6	0.1	36.4	0.2
ABS-residential	0.0	0.0	3.4	0.3	3.4	0.3
ABS-non residential (2)	106.9	0.3	3.6	0.0	110.5	0.3
Foreign denominated:
Governments	111.5	6.9	17.0	0.5	128.5	7.4
Credit	179.8	12.6	0.7	0.1	180.5	12.7

Total fixed maturities	970.1	24.8	129.8	3.4	1,099.9	28.2
Equity securities	32.1	2.6	0.0	0.0	32.1	2.6
Other investments	(2.0)	2.0	0.0	0.0	(2.0)	2.0

Total	$1,000.2	$29.4	$129.8	$3.4	$1,130.0	$32.8

December 31, 2013 (in millions)	Less Than One Year		One Year or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments	$55.3	$0.5	$0.0	$0.0	$55.3	$0.5
Non-U.S. Governments	36.3	1.0	0.0	0.0	36.3	1.0
Obligations of states and political subdivisions (2)	154.6	8.8	3.1	0.0	157.7	8.8
Credit-Financial	88.7	1.7	2.4	0.1	91.1	1.8
Credit-Industrial	85.7	2.0	2.9	0.2	88.6	2.2
Credit-Utility	21.2	0.7	1.9	0.1	23.1	0.8
Structured securities:
CMO/MBS-agency	58.4	1.2	5.6	0.5	64.0	1.7
CMBS (2)	24.2	1.0	1.1	0.0	25.3	1.0
ABS-residential	0.0	0.0	3.6	0.5	3.6	0.5
ABS-non residential (2)	59.1	0.1	2.0	0.0	61.1	0.1
Foreign denominated:
Governments	170.5	5.9	0.0	0.0	170.5	5.9
Credit	125.3	4.8	0.0	0.0	125.3	4.8

Total fixed maturities	879.3	27.7	22.6	1.4	901.9	29.1
Equity securities	25.5	1.2	0.0	0.0	25.5	1.2
Other investments	(1.4)	1.3	0.0	0.0	(1.4)	1.3
Short-term investments (1)	4.5	0.0	0.0	0.0	4.5	0.0

Total	$907.9	$30.2	$22.6	$1.4	$930.5	$31.6

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

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

We hold a total of 5,853 securities, of which 1,668 were in an unrealized loss position for less than one year and 167 were in an unrealized loss position for a period one year or greater as of September 30, 2014. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increased credit spreads, foreign currency fluctuations and higher market yields relative to the date the securities were purchased, and for structured securities, by the performance of the underlying collateral as well. In considering whether an investment is other-than-temporily impaired or not, we also considered that we do not intend to sell the investments and it is unlikely that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. In situations where we did not recognize other-than-temporary losses on investments in our equity portfolio, we have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment based on that evaluation, have the ability and intent to hold these investments until a recovery of the cost basis. We do not consider these investments to be other-than-temporarily impaired at September 30, 2014.

There were no recognized other-than-temporary losses on our fixed maturities portfolio for the three months ended September 30, 2014 and 2013, respectively. We recognized other-than-temporary losses on our fixed maturities portfolio of $1.2 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively. We recognized other-than-temporary losses on our equity portfolio of $0.2 million and $0.4 million for the three and nine months ended September 30, 2014, respectively. We recognized other-than-temporary losses on our equity portfolio of $0.1 million and $1.6 million for the three and nine months ended September 30, 2013, respectively.

Realized Gains and Losses

The following table presents our gross realized investment gains (losses):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Realized gains
Fixed maturities	$4.5	$5.8	$15.2	$27.5
Equity securities	0.7	7.2	16.1	15.0
Other investments	13.6	11.2	36.5	28.9
Short-term investments	0.0	0.1	0.1	0.1
Other assets	2.0	0.0	2.0	0.0

Gross realized investment gains	20.8	24.3	69.9	71.5
Realized losses
Fixed maturities	(1.1)	(6.1)	(8.7)	(14.5)
Equity securities	(0.1)	(0.1)	(0.2)	(0.8)
Other investments	(6.5)	(8.6)	(12.6)	(24.1)
Short-term investments	0.0	(0.3)	(0.3)	(0.6)
Other assets	0.0	0.0	(4.0)	0.0
Other-than-temporary impairment losses on fixed maturities	0.0	0.0	(1.2)	(0.3)
Other-than-temporary impairment losses on equity securities	(0.2)	(0.1)	(0.4)	(1.6)

Gross realized investment and other losses	(7.9)	(15.2)	(27.4)	(41.9)

Net realized investment gains and other	$12.9	$9.1	$42.5	$29.6

As of September 30, 2013, we hedged $2.0 million of certain holdings in non-U.S. Dollar denominated fixed maturity investments with $1.8 million of foreign exchange contracts. The net realized effect on income was not significant for the three and nine months ended September 30, 2013. This program was discontinued in 2014 and the net realized effect on income was not significant.

We also enter into foreign currency exchange forward contracts to manage currency exposure on losses related to global catastrophe events. These currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other investments.” The realized and unrealized gains and losses are included in “Net realized investment gains and other” in our Consolidated Statements of Income. The notional amount of the currency forward contracts was $25.6 million and $53.2 million as of September 30, 2014 and 2013, respectively. The fair value of the currency forward contracts was a loss of $2.0 million and a gain $1.6 million as of September 30, 2014 and 2013, respectively. For the three and nine months ended September 30, 2014, we recognized $2.1 million and $0.2 million in net realized losses, respectively, from the catastrophe event currency forward contracts. For the three and nine months ended September 30, 2013, we recognized $2.4 million in net realized gains and $2.2 million in net realized losses, respectively, from the catastrophe event currency forward contracts.

In 2014, we entered into foreign currency exchange forward contracts to manage currency exposure on our Canadian dollar (“CAD”) investment portfolio. The currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other investments.” The realized and unrealized gains and losses are included in “Net realized investment gains and other” in our Consolidated Statements of Income. The notional amount of the currency forward contracts was $118.3 million as of September 30, 2014. The fair value of the currency forward contracts was $1.5 million as of September 30, 2014. For the three and nine months ended September 30, 2014, we recognized $1.1 million in net realized gains from the Canadian dollar currency forward contracts.

Also in 2014, we entered into foreign currency exchange forward contracts to manage currency exposure on certain Euro denominated investments. The currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other investments”. The realized and unrealized gains and losses are included in “Net realized investment gains and other” in our Consolidated Statements of Income. The fair value of the currency forward contracts was $1.9 million as of September 30, 2014. For the three and nine months ended September 30, 2014, we recognized $2.0 million in net realized gains from these currency forward contracts.

Regulatory Deposits, Pledged Securities and Letters of Credit

At September 30, 2014, the amortized cost and fair value of investments on deposit with U.S. and various regulatory agencies for regulatory purposes were $196.0 million and $204.4 million, respectively. At December 31, 2013, the amortized cost and fair value of investments on deposit with U.S. and various regulatory agencies for regulatory purposes were $196.7 million and $203.4 million, respectively.

At September 30, 2014, investments with an amortized cost of $55.4 million and fair value of $55.8 million were pledged as collateral in support of irrevocable letters of credit (“LOC’s”) in the amount of $45.0 million issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves. At December 31, 2013, investments with an amortized cost of $96.6 million and fair value of $97.5 million were pledged as collateral in support of irrevocable LOC’s in the amount of $60.2 million issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves.

Our Corporate member’s capital supporting our Lloyd’s business was $243.2 million and $250.8 million at September 30, 2014 and December 31, 2013, respectively.

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

We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of September 30, 2014. A description of the valuation techniques we use to measure assets at fair value is as follows:

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

Other Assets Level 3: We had one reinsurance contract deemed a derivative in 2013. The fair values were estimated by management taking into account changes in the market for catastrophic bond reinsurance contracts with similar economic characteristics and potential recoveries from events preceding the valuation date. See Note 4, “Derivative Instruments” for related disclosures.

Transfers Between Level 1 and Level 2 Securities: There were no transfers between Level 1 and Level 2 securities during the three and nine months ended September 30, 2014 or 2013.

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	September 30, 2014	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$210.8	$120.8	$90.0	$0.0
Non-U.S. Governments	77.0	0.0	77.0	0.0
Obligations of states and political subdivisions	509.2	0.0	509.2	0.0
Credit-Financial	500.6	0.0	500.6	0.0
Credit-Industrial	468.5	0.0	468.5	0.0
Credit-Utility	150.4	0.0	150.4	0.0
Structured securities:
CMO/MBS-agency	186.7	0.0	186.7	0.0
CMO/MBS-non agency	14.6	0.0	14.6	0.0
CMBS	165.7	0.0	165.7	0.0
ABS-residential	4.9	0.0	4.9	0.0
ABS-non residential	209.7	0.0	209.7	0.0
Foreign denominated:
Governments	134.8	0.0	134.8	0.0
Credit	208.0	0.0	208.0	0.0

Total fixed maturities	2,840.9	120.8	2,720.1	0.0
Equity securities	511.3	471.0	39.3	1.0
Other investments	98.1	0.0	98.1	0.0
Short-term investments	356.2	354.1	2.1	0.0

	$3,806.5	$945.9	$2,859.6	$1.0

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2013	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$275.3	$143.8	$131.5	$0.0
Non-U.S. Governments	60.2	0.0	60.2	0.0
Obligations of states and political subdivisions	577.8	0.0	577.8	0.0
Credit-Financial	439.9	0.0	439.9	0.0
Credit-Industrial	397.1	0.0	397.1	0.0
Credit-Utility	166.6	0.0	166.6	0.0
Structured securities:
CMO/MBS-agency	226.9	0.0	226.9	0.0
CMO/MBS-non agency	20.2	0.0	20.2	0.0
CMBS	164.8	0.0	164.8	0.0
ABS-residential	6.6	0.0	6.6	0.0
ABS-non residential	117.2	0.0	117.2	0.0
Foreign denominated:
Governments	206.7	0.0	206.7	0.0
Credit	155.1	0.0	155.1	0.0

Total fixed maturities	2,814.4	143.8	2,670.6	0.0
Equity securities	534.3	476.7	56.3	1.3
Other investments	117.8	0.0	117.8	0.0
Short-term investments	351.6	347.0	4.6	0.0
Other assets	2.6	0.0	0.0	2.6

	$3,820.7	$967.5	$2,849.3	$3.9

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

The fair value measurements in the tables above do not equal “Total investments” on our Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting and include reinsurance contracts that are classified as “Other assets”.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:

Fair Value Measurements Using Observable Inputs (Level 3)

(in millions)	Equity Securities	Other Assets	Total
Beginning balance, January 1, 2014	$1.3	$2.6	$3.9
Transfers into Level 3	0.0	0.0	0.0
Transfers out of Level 3	0.0	0.0	0.0
Total gains or losses (realized/unrealized):
Included in net income (loss)	0.0	0.0	0.0
Included in other comprehensive income (loss)	0.0	0.0	0.0
Purchases, issuances, sales, and settlements
Purchases	0.0	0.0	0.0
Issuances	0.0	0.0	0.0
Sales	(0.3)	0.0	(0.3)
Settlements	0.0	(2.6)	(2.6)

Ending balance, September 30, 2014	$1.0	$0.0	$1.0

Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2014	$0.0	$0.0	$0.0

(in millions)	Equity Securities	Other Assets	Total
Beginning balance, January 1, 2013	$1.8	$6.9	$8.7
Transfers into Level 3	0.0	0.0	0.0
Transfers out of Level 3	0.0	0.0	0.0
Total gains or losses (realized/unrealized):
Included in net income (loss)	0.1	0.0	0.1
Included in other comprehensive income (loss)	0.0	0.0	0.0
Purchases, issuances, sales, and settlements
Purchases	0.0	0.0	0.0
Issuances	0.0	0.0	0.0
Sales	(0.6)	0.0	(0.6)
Settlements	0.0	(4.3)	(4.3)

Ending balance, December 31, 2013	$1.3	$2.6	$3.9

Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2013	$0.0	$0.0	$0.0

At September 30, 2014 and December 31, 2013, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.

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

We recorded the contract at fair value, and such fair value is included in “Other assets” in our Consolidated Balance Sheets with any changes in the value reflected in “Other reinsurance-related expenses” in our Consolidated Statements of Income. As there is no quoted fair value available for this derivative, the fair value was estimated by management taking into account changes in the market for catastrophe bond reinsurance contracts with similar economic characteristics and potential recoveries from events preceding the valuation date. Included in “Other reinsurance-related expenses” for the three and nine months ended September 30, 2013 was $4.6 million and $14.4 million, respectively, which was incurred due to the change in the fair value of the derivative, principally due to the passage of the transaction’s risk coverage term. Included in “Other assets” in our Consolidated Balance Sheets at December 31, 2013 was $2.6 million, which represented the fair value of the contract at that date. As the contract expired in December 2013, no such expense was incurred during 2014, nor was it reflected on our Consolidated Balance Sheets at September 30, 2014.

The special purpose reinsurance company that was the counterparty to this transaction was a variable interest entity under the provisions of Accounting Standards Codification (“ASC”) Topic 810-10, “Consolidation.” Argo Group was not the primary beneficiary of this entity and was therefore not required to consolidate it in our consolidated financial statements.

5.	Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Nine Months Ended September 30,
(in millions)	2014	2013
Net reserves beginning of the year	$2,107.6	$2,110.9
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	585.9	575.6
Prior accident years	(26.4)	(21.5)

Losses and LAE incurred during calendar year, net of reinsurance	559.5	554.1

Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	115.3	131.7
Prior accident years	435.5	429.0

Losses and LAE payments made during current calendar year, net of reinsurance	550.8	560.7

Add:
Change in participation interest (1)	24.7	10.4
Foreign exchange adjustments	(4.9)	(6.3)

Net reserves - end of period	2,136.1	2,108.4
Add:
Reinsurance recoverables on unpaid losses and LAE, end of period	926.5	1,114.5

Gross reserves - end of period	$3,062.6	$3,222.9

(1)	Amount represents increase in reserves due to change in syndicate participation.

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

Impacting losses and LAE for the nine months ended September 30, 2014 was $26.4 million in favorable prior years’ loss reserve development comprised of the following: $34.6 million of net favorable development in the Excess and Surplus Lines segment primarily caused by favorable development in the general and products liability lines, partially offset by unfavorable development in commercial automobile and property lines; $5.2 million of net unfavorable development in the Commercial Specialty segment, primarily driven by unfavorable development in general liability lines due to increases in claim severity, as well as unfavorable development in auto liability lines, partially offset by favorable development in short-tail and workers compensation lines; $0.1 million of net favorable development in the International Specialty segment; $15.8 million of net favorable development in the Syndicate 1200 segment primarily driven by favorable development in various property classes, as well as favorable development in professional indemnity and aerospace, partially offset by unfavorable development in general liability; $18.9 million of unfavorable development in the Run-off Lines segment primarily caused by $9.9 million of unfavorable development in workers compensation lines driven by increasing medical costs on older claims, as well as $9.0 million in asbestos liability driven by increasing defense costs on primary business and activity on assumed business including the impact of arbitrations and commutations.

Impacting losses and LAE for the nine months ended September 30, 2013 was $21.5 million in favorable prior years’ loss reserve development comprised of the following: $26.8 million net favorable development in the Excess and Surplus Lines segment primarily caused by favorable development in the general and products liability lines, partially offset by unfavorable development in commercial automobile; $0.4 million of net unfavorable development in the Commercial Specialty segment, primarily driven by unfavorable development in general liability lines due to increases in claim severity and unfavorable development in automobile liability lines, partially offset by favorable development in short-tail and workers compensation lines; $0.6 million net favorable development in the International Specialty segment; $4.1 million net favorable development in the Syndicate 1200 segment driven by favorable development in various property classes, partially offset by unfavorable development in the onshore energy and general liability classes of business; $9.6 million unfavorable development in the Run-off Lines segment primarily caused by $6.4 million of unfavorable development in asbestos driven by an increase in defense costs for claims from general liability policies written on a direct basis and commutation and settlement activity and $2.0 million of unfavorable development in the medical malpractice liability line due to the loss of the New York Liquidation Bureau funding for structured settlement annuity payments.

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

Included in the New Credit Agreement is a provision that allows up to $17.5 million of the revolving credit facility to be used for LOC’s, subject to availability. On March 7, 2014, the $0.2 million LOC outstanding under the original $150.0 million Credit Agreement was transferred to the New Credit Agreement. As of September 30, 2014 and December 31, 2013, there were no borrowings outstanding and $0.2 million in LOC’s against the Credit Facility.

Junior Subordinated Debentures

On July 16, 2014, Argo Group US, Inc. purchased the outstanding PXRE Capital Trust V $20,000,000 Junior Subordinated Debt Securities (“Capital Trust V”) at a discount equal to 90.0% of the principal amount plus accrued and unpaid interest through the date of purchase for a total price of $18.2 million. As of September 30, 2014, the Capital Trust V has not yet been redeemed and interest will continue to accrue and be paid until the redemption date. In accordance with ASC Topic 405, “Liabilities,” we have eliminated the outstanding debt, associated interest and intercompany balances related to the purchase of the Capital Trust V since the purchase by Argo Group Us, Inc. In essence, this reduces our outstanding debt related to the Junior Subordinated Debentures.

7.	Disclosures about Fair Value of Financial Instruments

Cash. The carrying amount approximates fair value.

Investment securities and short-term investments. See Note 3, “Investments,” for additional information.

Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables approximates fair value. At September 30, 2014 and December 31, 2013, the carrying values of premiums receivable over 90 days were $17.9 million and $9.8 million, respectively. Included in “Reinsurance recoverables” in our Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, are amounts that are due from third-party trade capital providers associated with the operations of Argo International. Upon settlement, the receivable is offset against the liability also reflected in our accompanying Consolidated Balance Sheets. At September 30, 2014 and December 31, 2013, the payable was in excess of the receivable. Of our reinsurance recoverable on paid losses, excluding amounts attributable to Argo International’s third-party trade capital providers, at September 30, 2014 and December 31, 2013, the carrying values over 90 days were $13.2 million and $22.2 million, respectively. Our methodology for establishing our allowances for doubtful accounts includes specifically identifying all potential uncollectible balances regardless of aging. At September 30, 2014 and December 31, 2013, the allowance for doubtful accounts for premiums receivable was $4.9 million and $4.5 million, and the allowance for doubtful accounts for reinsurance recoverables on paid losses was $2.0 million and $1.6 million, respectively. Premiums receivable over 90 days were secured by collateral in the amount of $0.3 million and $0.4 million at September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014 and December 31, 2013, the fair value of our Junior subordinated debentures, Senior unsecured fixed rate notes and Other indebtedness was estimated using appropriate market indices or quoted prices from external sources based on current market conditions.

A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	September 30, 2014		December 31, 2013
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures	$172.7	$155.5	$193.3	$155.5
Senior unsecured fixed rate notes	143.8	132.3	143.8	116.2
Other indebtedness:
Floating rate loan stock	63.8	57.4	65.5	52.7
Note payable	0.6	0.6	0.8	0.6

	$380.9	$345.8	$403.4	$325.0

8.	Shareholders’ Equity

On August 5, 2014, our Board of Directors declared a quarterly cash dividend in the amount of $0.18 on each share of common stock outstanding. On September 15, 2014, we paid $4.7 million to our shareholders of record on September 1, 2014.

On August 6, 2013, our Board of Directors declared a quarterly cash dividend in the amount of $0.15 on each share of common stock outstanding. On September 20, 2013, we paid $4.0 million to our shareholders of record on September 2, 2013.

On November 13, 2007, our Board of Directors authorized the repurchase of up to $150.0 million of Argo Group’s common shares. On February 18, 2011, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2011 Repurchase Authorization”). The 2011 Repurchase Authorization superseded the November 13, 2007 repurchase program such that no further amounts could be repurchased under the repurchase program approved in 2007. On November 5, 2013, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2013 Repurchase Authorization”). The 2013 Repurchase Authorization superseded the 2011 Repurchase Authorization such that no further amounts could be repurchased under the 2011 Repurchase Authorization. As of September 30, 2014, availability under the 2013 Repurchase Authorization for future repurchases of our common shares was $101.5 million.

For the three and nine months ended September 30, 2014, we repurchased a total of 206,710 common shares and 882,010 common shares, respectively, for $10.8 million and $42.2 million, respectively. A summary of activity from January 1, 2014 through September 30, 2014 follows.

For the three and nine months ended September 30, 2014, we repurchased 98,108 common shares and 301,758 common shares, respectively, on the open market for $5.2 million and $14.9 million, respectively. In 2014, we repurchased shares under Securities Exchange Act of 1934 Rule 10b5-1 trading plans as follows:

Date Trading Plan Initiated	2014 Purchase Period	Number of Shares Repurchased	Average Price of Shares Repurchased	Total Cost (in millions)	Repurchase Authorization Year
12/17/2013	02/04/14-02/12/14	15,789	$43.28	$0.7	2013
03/18/2014	03/18/14-04/28/14	436,867	$45.81	$20.0	2013
06/13/2014	06/17/14-08/04/14	41,362	$49.94	$2.1	2013
09/12/2014	09/16/14-09/30/14	86,234	$52.17	$4.5	2013

9.	Accumulated Other Comprehensive Income (Loss)

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

A summary of changes in accumulated other comprehensive income (loss), net of taxes (where applicable) by component for the nine months ended September 30, 2014 and 2013 is presented in the following tables:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Beginning balance, January 1, 2014	$(11.5)	$163.9	$(4.6)	$147.8
Other comprehensive income before reclassifications	(1.9)	5.4	0.0	3.5
Amounts reclassified from accumulated other comprehensive income	0.0	(14.8)	0.0	(14.8)

Net current-period other comprehensive income	(1.9)	(9.4)	0.0	(11.3)

Ending balance, September 30, 2014	$(13.4)	$154.5	$(4.6)	$136.5

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Beginning balance, January 1, 2013	$(8.7)	$204.1	$(5.9)	$189.5
Other comprehensive loss before reclassifications	(2.2)	(23.9)	0.0	(26.1)
Amounts reclassified from accumulated other comprehensive loss	0.0	(11.6)	0.0	(11.6)

Net current-period other comprehensive loss	(2.2)	(35.5)	0.0	(37.7)

Ending balance, September 30, 2013	$(10.9)	$168.6	$(5.9)	$151.8

The amounts reclassified from accumulated other comprehensive income (loss) shown in the above table have been included in the following captions in our Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Unrealized gains and losses on securities
Net realized investment gains	$(5.8)	$(3.3)	$(22.0)	$(18.3)
Provision for income taxes	4.1	2.0	7.2	6.7

Net of taxes	$(1.7)	$(1.3)	$(14.8)	$(11.6)

10.	Net Income Per Common Share

The following table presents the calculation of net income per common share on a basic and diluted basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except number of shares and per share amounts)	2014	2013	2014	2013
Net income	$44.7	$31.0	$123.5	$95.4
Weighted average common shares outstanding - basic	25,956,599	26,682,176	26,203,819	26,961,792
Effect of dilutive securities:
Equity compensation awards	480,334	1,137,374	466,357	1,031,543

Weighted average common shares outstanding - diluted	26,436,933	27,819,550	26,670,176	27,993,335

Net income per common share - basic	$1.72	$1.16	$4.71	$3.54

Net income per common share - diluted	$1.69	$1.12	$4.63	$3.41

Excluded from the weighted average common shares outstanding calculation at September 30, 2014 and 2013 are 8,440,355 shares and 7,408,601 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date. For the three and nine months ended September 30, 2014, equity compensation awards to purchase 1,879 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-

dilutive. These instruments expire at varying times from 2014 through 2016. For the three and nine months ended September 30, 2013, equity compensation awards to purchase 58,784 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2013 through 2020.

11.	Supplemental Cash Flow Information

Income taxes paid. We paid income taxes of $23.8 million and $14.1 million during the nine months ended September 30, 2014 and 2013, respectively.

Interest paid. Interest paid was as follows:

	For the Nine Months Ended September 30,
(in millions)	2014	2013
Senior unsecured fixed rate notes	$7.0	$7.0
Junior subordinated debentures	5.8	6.0
Other indebtedness	2.3	2.1

Total interest paid	$15.1	$15.1

12.	Share-based Compensation

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

The following table summarizes the assumptions we used for the nine months ended September 30, 2014 and 2013:

	2014	2013
Risk-free rate of return	1.77%	1.44%
Expected dividend yields	1.49%	1.55%
Expected award life (years)	4.67	4.92
Expected volatility	22.84%	31.12%

Argo Group’s 2014 Long-Term Incentive Plan

In November 2007, the shareholders of Argo Group approved the 2007 Long-Term Incentive Plan, which provides for an aggregate of 4.5 million shares of our common stock that may be issued to executives, non-employee directors and other key employees. As of May 2014, 1,789,004 shares remained available for grant under the 2007 Long-Term Incentive Plan. In May 2014, the shareholders of Argo Group approved the 2014 Long-Term Incentive Plan (the “2014 Plan”), which provides for an additional 2.8 million shares of our common stock to be available for issuance to executives, non-employee directors and other key employees. The share awards may be in the form of share options, SARs, restricted shares, restricted share awards, restricted share units (“RSU”) awards, performance awards, other share-based awards and other cash-based awards. Shares issued under this plan may be shares that are authorized and unissued or shares that we reacquired, including shares purchased on the open market. Share options and SARs will count as one share for the purposes of the limits under the 2014 Plan; restricted shares, restricted share units, performance units, performance shares or other share-based incentive awards which settle in common shares will count as 2.75 shares for purpose of the limits under the 2014 Plan.

Share options may be in the form of incentive share options and non-qualified share options. Share options are required to have an exercise price that is not less than the market value on the date of grant. We are prohibited from repricing the options. The term of the share options cannot exceed seven years from the grant date.

A summary of restricted share activity as of September 30, 2014 and changes during the nine months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2014	257,975	$32.97
Granted	107,696	$44.93
Vested and issued	(58,680)	$31.62
Expired or forfeited	(35,511)	$33.08

Outstanding at September 30, 2014	271,480	$37.99

The restricted shares vest over two to four years. Expense recognized under this plan for the restricted shares was $0.8 million and $2.2 million for the three and nine months ended September 30, 2014, respectively, as compared to $0.6 million and $2.2 million for the three and nine months ended September 30, 2013, respectively. Compensation expense for all share-based compensation awards is included in “Underwriting, acquisition and insurance expenses” in the accompanying Consolidated Statements of Income. As of September 30, 2014, there was $7.3 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group.

A summary of stock-settled SARs activity as of September 30, 2014 and changes during the nine months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2014	1,288,698	$29.47
Granted	188,273	$43.23
Exercised	(107,979)	$29.40
Expired or forfeited	(68,523)	$32.95

Outstanding at September 30, 2014	1,300,469	$31.28

The stock-settled SARs vest over a one to four year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. Expense recognized for the stock-settled SARs was $0.3 million and $1.6 million for the three and nine months ended September 30, 2014, respectively, and $0.8 million and $2.1 million for the three and nine months ended September 30, 2013, respectively. As of September 30, 2014, there was $3.6 million of total unrecognized compensation cost related to stock-settled SARs outstanding.

A summary of cash-settled SARs activity as of September 30, 2014 and changes during the nine months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2014	1,743,758	$33.00
Granted	756,853	$44.28
Exercised	(386,615)	$30.94
Expired or forfeited	(170,195)	$35.49

Outstanding at September 30, 2014	1,943,801	$37.58

The cash-settled SARs vest over a one to four year period. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We account for the cash-

settled SARs as liability awards, which require the awards to be revalued at each reporting period. Expense recognized for the cash-settled SARs was $1.2 million and $9.2 million for the three and nine months ended September 30, 2014, respectively, and $1.7 million and $12.7 million for the three and nine months ended September 30, 2013, respectively. As of September 30, 2014, there was $10.2 million of total unrecognized compensation cost related to cash-settled SARs outstanding.

13.	Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Commissions	$59.8	$57.2	$178.0	$174.7
General expenses	69.0	65.4	211.9	200.8
Premium taxes, boards and bureaus	7.2	6.8	19.5	19.7

	136.0	129.4	409.4	395.2
Net deferral amortization of policy acquisition costs	(2.2)	(2.7)	(10.1)	(17.2)

Total underwriting, acquisition and insurance expenses	$133.8	$126.7	$399.3	$378.0

Included in general expenses for the three months ended September 30, 2014 and 2013 was $2.2 million and $3.2 million, respectively, and $13.3 million and $17.6 million for the nine months ended September 30, 2014 and 2013, respectively, of total equity compensation expense.

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

We also have operations in Belgium, Switzerland, Brazil, France, Malta, Spain, Singapore and Ireland, which also are subject to income taxes imposed by the jurisdiction in which they operate. We have operations in the United Arab Emirates, which are not subject to income tax under the laws of that country.

Our income tax provision includes the following components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Current tax provision	$(15.0)	$3.5	$(10.7)	$13.4
Deferred tax provision related to:
Future tax deductions	19.7	(2.4)	52.9	2.0
Valuation allowance change	(1.1)	0.8	(30.0)	2.4

Income tax provision	$3.6	$1.9	$12.2	$17.8

Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the three and nine months ended September 30, 2014 and 2013, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

	For the Three Months Ended September 30,
	2014		2013
(in millions)	Pre-tax Income (Loss)	Effective Tax Rate	Pre-tax Income (Loss)	Effective Tax Rate
Bermuda	$27.5	0.0%	$14.2	0.0%
United States	13.5	16.2%	19.6	22.9%
United Kingdom	9.2	15.4%	1.6	-164.7%
Belgium	(0.1)	-7.9%	0.1	91.6%
Brazil	(1.2)	0.0%	(1.5)	0.0%
United Arab Emirates	0.0	0.0%	(0.4)	0.0%
Ireland	0.0	0.0%	(0.1)	0.0%
Malta	(0.8)	0.0%	(0.6)	0.0%
Switzerland	0.2	4.8%	0.0 (1)	19.7%

Pre-tax income	$48.3		$32.9

(1)	Pre-tax income for the respective period was less than $0.1 million.

	For the Nine Months Ended September 30,
	2014		2013
(in millions)	Pre-tax Income (Loss)	Effective Tax Rate	Pre-tax Income (Loss)	Effective Tax Rate
Bermuda	$74.3	0.0%	$34.2	0.0%
United States	49.2	20.9%	68.6	23.5%
United Kingdom	11.1	17.1%	18.3	9.2%
Belgium	(0.1)	-32.4%	0.1	26.9%
Brazil	3.9	0.0%	(6.2)	0.0%
United Arab Emirates	(0.9)	0.0%	(0.4)	0.0%
Ireland	0.0	0.0%	(0.1)	0.0%
Malta	(1.8)	0.0%	(1.3)	0.0%
Switzerland	0.0 (2)	24.2%	0.0 (2)	21.0%

Pre-tax income	$135.7		$113.2

(2)	Pre-tax income for the respective period was less than $0.1 million.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Income tax provision at expected rate	$6.1	$6.2	$20.6	$25.2
Tax effect of:
Tax-exempt interest	(1.1)	(1.3)	(3.4)	(4.1)
Dividends received deduction	(0.5)	(0.7)	(1.7)	(1.8)
Valuation allowance change	(1.1)	0.8	(30.0)	2.4
Other permanent adjustments, net	(0.1)	(0.5)	(1.0)	(1.4)
Adjustment for prior year tax return	(1.1)	0.0	(1.1)	0.0
Adjustment for annualized rate - United States	0.3	0.3	0.5	(0.1)
Adjustment for annualized rate - Foreign	0.5	0.0	(1.4)	0.0
Prior period adjustment to deferred	0.9	0.0	(0.2)	0.0
United States state tax benefit	0.0	(0.1)	0.0	(0.4)
PXRE Reinsurance capital loss carryforward	0.0	0.0	29.8	0.0
Deferred tax rate reduction	(0.1)	(1.3)	(0.1)	(1.3)
Foreign exchange adjustments	(0.2)	(1.7)	(0.1)	(1.3)
Foreign withholding taxes	0.0	0.2	0.3	0.6

Income tax provision	$3.6	$1.9	$12.2	$17.8

Income tax provision (benefit) - Foreign	$1.5	$(2.6)	$2.0	$1.7
Income tax provision - United States Federal	2.1	4.4	9.8	16.1
Income tax (benefit) provision - United States State	0.0	(0.1)	0.1	(0.6)
Foreign withholding tax - United States	0.0	0.2	0.3	0.6

Income tax provision	$3.6	$1.9	$12.2	$17.8

We recognize accrued interest and penalties, if any, within our global operations in “Interest expense” and “Underwriting, acquisition and insurance expenses,” respectively, in our Consolidated Statements of Income.

Our net deferred tax assets (liabilities) are supported by taxes paid in previous periods, reversal of the taxable temporary differences and recognition of future income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, which is generally two years for net operating losses and three years for capital losses for our United States operations. At September 30, 2014, we had a total net deferred tax liability of $29.4 million prior to any valuation allowance. Management has concluded that a valuation allowance is required for a portion of the tax effected net operating loss carryforward of $18.0 million from PXRE Corporation and for the tax effected net operating loss carryforward of $1.0 million from ARIS. The capital loss carryforward generated from the sale of PXRE Reinsurance Company expired on December 31, 2013. Of the PXRE Corporation loss carryforwards, $16.5 million will expire if not used by December 31, 2025 and $1.5 million will expire if not used by December 31, 2027. Of the ARIS loss carryforward, $0.2 million will expire if not used by December 31, 2027, $0.4 million will expire if not used by December 31, 2028 and $0.4 million will expire if not used by December 31, 2029. The valuation allowances have been established as Internal Revenue Code Section 382 limits the application of net operating loss and net capital loss carryforwards following an ownership change. The loss carryforwards available per year are $2.8 million as required by Internal Revenue Code Section 382. Further, due to cumulative losses since inception, management has concluded that a valuation allowance is required for the full amount of the tax effected net operating losses generated by our Brazil and Malta entities. Accordingly, a valuation allowance of $26.3 million is required as of September 30, 2014 of which $16.1 million relates to the PXRE Corporation and ARIS loss carryforwards, $8.1 million relates to Brazil operations and $2.1 million relates to Malta operations. For the nine months ended September 30, 2014, the valuation allowance was reduced by $29.8 million pertaining to the expiration of the PXRE Reinsurance Company capital loss carryforward, reduced by $0.7 million pertaining to the PXRE Corporation and ARIS loss carryforwards, increased by $0.2 million pertaining to our Brazil operations and increased by $0.3 million pertaining to our Malta operations.

We had no material unrecognized tax benefits as of September 30, 2014 and 2013. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2011. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2011.

15. Commitments and Contingencies

Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

We have contractual commitments to invest up to $42.4 million related to our limited partnership investments at September 30, 2014. These commitments will be funded as required by the partnership agreements.

16. Segment Information

We are primarily engaged in underwriting property and casualty insurance and reinsurance. We have four ongoing reporting segments: Excess and Surplus Lines, Commercial Specialty, International Specialty and Syndicate 1200. Additionally, we have a Run-off Lines segment for certain products that we no longer underwrite.

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

Revenue and income (loss) before income taxes for each segment were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Revenue:
Earned premiums
Excess and Surplus Lines	$121.2	$120.6	$363.9	$334.4
Commercial Specialty	72.7	74.6	215.5	225.1
International Specialty	38.0	37.5	112.6	106.6
Syndicate 1200	104.4	97.3	305.9	295.6
Run-off Lines	1.3	0.5	1.5	0.5

Total earned premiums	337.6	330.5	999.4	962.2
Net investment income
Excess and Surplus Lines	8.9	10.2	27.2	32.3
Commercial Specialty	4.5	5.6	13.8	17.6
International Specialty	2.3	2.4	6.1	6.4
Syndicate 1200	2.1	2.5	7.9	8.1
Run-off Lines	2.4	2.6	7.2	8.2
Corporate and Other	0.6	0.8	2.5	4.7

Total net investment income	20.8	24.1	64.7	77.3
Fee income, net	1.6	0.3	0.1	0.5
Net realized investment gains and other	12.9	9.1	42.5	29.6

Total revenue	$372.9	$364.0	$1,106.7	$1,069.6

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Income (loss) before income taxes
Excess and Surplus Lines	$27.6	$29.6	$75.9	$60.2
Commercial Specialty	8.0	10.1	9.2	17.3
International Specialty	4.0	0.5	16.4	8.1
Syndicate 1200	8.8	8.5	34.7	26.7
Run-off Lines	(8.3)	(9.1)	(17.6)	(5.8)

Total segment income before taxes	40.1	39.6	118.6	106.5
Corporate and Other	(4.7)	(15.8)	(25.4)	(22.9)
Net realized investment gains and other	12.9	9.1	42.5	29.6

Total income before income taxes	$48.3	$32.9	$135.7	$113.2

The table below presents earned premiums by geographic location for the three and nine months ended September 30, 2014 and 2013. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Bermuda	$27.0	$27.4	$75.7	$75.3
Brazil	11.0	9.9	35.4	29.9
Malta	0.5	0.5	1.6	1.3
United Kingdom	104.4	97.7	305.9	296.0
United States	194.7	195.0	580.8	559.7

Total earned premiums	$337.6	$330.5	$999.4	$962.2

The following table presents our identifiable assets.

(in millions)	September 30, 2014	December 31, 2013
Excess and Surplus Lines	$2,383.8	$2,252.2
Commercial Specialty	1,287.0	1,333.4
International Specialty	771.5	743.6
Syndicate 1200	1,287.2	1,638.8
Run-off Lines	586.2	555.9
Corporate and Other	72.9	67.1

Total	$6,388.6	$6,591.0

Included in total assets at September 30, 2014 and December 31, 2013 are $287.6 million and $386.8 million, respectively, in assets associated with trade capital providers.

17. Information Provided in Connection with Outstanding Debt of Subsidiaries

The following tables present condensed consolidating financial information at September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013, for Argo Group (the “Parent Guarantor”) and Argo Group US (the “Subsidiary Issuer”). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations and cash flows of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2014

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$1.9	$2,847.8	$1,262.0	$0.0	$4,111.7
Cash	0.0	69.0	22.1	(18.0)	73.1
Accrued investment income	0.0	17.2	5.0	0.0	22.2
Premiums receivable	0.0	161.0	235.7	0.0	396.7
Reinsurance recoverables	0.0	1,188.7	(186.4)	0.0	1,002.3
Goodwill and other intangible assets, net	0.0	135.6	99.9	0.0	235.5
Current income taxes receivable, net	0.0	25.3	4.7	0.0	30.0
Deferred acquisition costs, net	0.0	58.4	71.6	0.0	130.0
Ceded unearned premiums	0.0	100.9	126.1	0.0	227.0
Other assets	10.4	104.1	52.6	(7.0)	160.1
Due from affiliates	7.0	(18.8)	18.8	(7.0)	0.0
Intercompany note receivable	0.0	71.4	(71.4)	0.0	0.0
Investments in subsidiaries	1,710.8	0.0	0.0	(1,710.8)	0.0

Total assets	$1,730.1	$4,760.6	$1,640.7	$(1,742.8)	$6,388.6

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$0.0	$2,160.5	$902.1	$0.0	$3,062.6
Unearned premiums	0.0	453.1	412.3	0.0	865.4
Funds held and ceded reinsurance payable, net	0.0	658.5	(419.7)	0.0	238.8
Long-term debt	49.0	288.7	63.8	(20.6)	380.9
Deferred tax liabilities, net	0.0	47.1	8.6	0.0	55.7
Accrued underwriting expenses and other liabilities	13.3	93.5	51.5	0.0	158.3
Intercompany note payable	40.9	0.0	0.0	(40.9)	0.0

Total liabilities	103.2	3,701.4	1,018.6	(61.5)	4,761.7

Total shareholders’ equity	1,626.9	1,059.2	622.1	(1,681.3)	1,626.9

Total liabilities and shareholders’ equity	$1,730.1	$4,760.6	$1,640.7	$(1,742.8)	$6,388.6

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

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$0.0	$114.2	$223.4	$0.0	$337.6
Net investment (loss) income	(0.1)	13.6	7.3	0.0	20.8
Fee income, net	0.0	1.5	0.1	0.0	1.6
Net realized investment gains and other	0.0	9.2	3.7	0.0	12.9

Total revenue	(0.1)	138.5	234.5	0.0	372.9

Expenses:
Losses and loss adjustment expenses	0.0	69.9	122.0	0.0	191.9
Underwriting, acquisition and insurance expenses	2.3	51.6	79.9	0.0	133.8
Interest expense	0.7	3.8	0.6	(0.2)	4.9
Foreign currency exchange loss (gain)	0.0	0.3	(6.3)	0.0	(6.0)

Total expenses	3.0	125.6	196.2	(0.2)	324.6

(Loss) income before income taxes	(3.1)	12.9	38.3	0.2	48.3
Provision for income taxes	0.0	2.1	1.5	0.0	3.6

Net (loss) income before equity in earnings of subsidiaries	(3.1)	10.8	36.8	0.2	44.7
Equity in undistributed earnings of subsidiaries	47.9	0.0	0.0	(47.9)	0.0

Net income	$44.8	$10.8	$36.8	$(47.7)	$44.7

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$0.0	$105.2	$225.3	$0.0	$330.5
Net investment income	0.0	16.7	7.7	(0.3)	24.1
Fee income, net	0.0	(0.6)	0.9	0.0	0.3
Net realized investment gains and other	0.0	7.2	1.9	0.0	9.1

Total revenue	0.0	128.5	235.8	(0.3)	364.0

Expenses:
Losses and loss adjustment expenses	0.0	65.9	125.0	0.0	190.9
Other reinsurance-related expenses	0.0	(2.9)	7.5	0.0	4.6
Underwriting, acquisition and insurance expenses	5.8	42.1	78.8	0.0	126.7
Interest expense	0.7	3.8	0.9	(0.3)	5.1
Foreign currency exchange loss (gain)	0.0	(0.1)	3.9	0.0	3.8

Total expenses	6.5	108.8	216.1	(0.3)	331.1

(Loss) income before income taxes	(6.5)	19.7	19.7	0.0	32.9
Provision for income taxes	0.0	4.4	(2.5)	0.0	1.9

Net (loss) income before equity in earnings of subsidiaries	(6.5)	15.3	22.2	0.0	31.0
Equity in undistributed earnings of subsidiaries	37.5	0.0	0.0	(37.5)	0.0

Net income	$31.0	$15.3	$22.2	$(37.5)	$31.0

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$0.0	$343.7	$655.7	$0.0	$999.4
Net investment (loss) income	(0.3)	42.4	22.6	0.0	64.7
Fee (expense) income, net	0.0	(1.5)	1.6	0.0	0.1
Net realized investment gains and other	0.0	34.6	7.9	0.0	42.5

Total revenue	(0.3)	419.2	687.8	0.0	1,106.7

Expenses:
Losses and loss adjustment expenses	0.0	211.2	348.3	0.0	559.5
Underwriting, acquisition and insurance expenses	12.5	147.9	238.9	0.0	399.3
Interest expense	1.8	11.4	2.1	(0.3)	15.0
Foreign currency exchange loss (gain)	0.0	0.1	(2.9)	0.0	(2.8)

Total expenses	14.3	370.6	586.4	(0.3)	971.0

(Loss) income before income taxes	(14.6)	48.6	101.4	0.3	135.7
Provision for income taxes	0.0	10.2	2.0	0.0	12.2

Net (loss) income before equity in earnings of subsidiaries	(14.6)	38.4	99.4	0.3	123.5
Equity in undistributed earnings of subsidiaries	138.1	0.0	0.0	(138.1)	0.0

Net income	$123.5	$38.4	$99.4	$(137.8)	$123.5

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$0.0	$321.2	$641.0	$0.0	$962.2
Net investment income	0.0	57.2	21.0	(0.9)	77.3
Fee income, net	0.0	(1.9)	2.4	0.0	0.5
Net realized investment gains (losses) and other	0.0	32.8	(3.2)	0.0	29.6

Total revenue	0.0	409.3	661.2	(0.9)	1,069.6

Expenses:
Losses and loss adjustment expenses	0.0	194.9	359.2	0.0	554.1
Other reinsurance-related expenses	0.0	0.0	14.4	0.0	14.4
Underwriting, acquisition and insurance expenses	18.3	134.3	225.4	0.0	378.0
Interest expense	2.3	11.4	2.3	(0.9)	15.1
Foreign currency exchange loss (gain)	0.0	0.1	(5.3)	0.0	(5.2)

Total expenses	20.6	340.7	596.0	(0.9)	956.4

(Loss) income before income taxes	(20.6)	68.6	65.2	0.0	113.2
Provision for income taxes	0.0	16.0	1.8	0.0	17.8

Net (loss) income before equity in earnings of subsidiaries	(20.6)	52.6	63.4	0.0	95.4
Equity in undistributed earnings of subsidiaries	116.0	0.0	0.0	(116.0)	0.0

Net income	$95.4	$52.6	$63.4	$(116.0)	$95.4

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$(16.5)	$11.8	$70.0	$6.4	$71.7

Cash flows from investing activities:
Proceeds from sales of investments	0.0	609.2	366.9	0.0	976.1
Proceeds from maturities and mandatory calls of investments	0.0	148.0	95.6	0.0	243.6
Purchases of investments	0.0	(773.1)	(491.7)	0.0	(1,264.8)
Change in short-term investments and foreign regulatory deposits	0.1	(12.5)	18.4	0.0	6.0
Settlements of foreign currency exchange forward contracts	(0.5)	0.0	1.1	0.0	0.6
Issuance of intercompany note, net	0.0	14.5	(48.5)	34.0	0.0
Purchase of fixed assets	(7.0)	(17.7)	4.4	(6.4)	(26.7)
Other, net	0.0	(2.4)	(19.1)	0.0	(21.5)

Cash (used) provided by investing activities	(7.4)	(34.0)	(72.9)	27.6	(86.7)

Cash flows from financing activities:
Borrowings under intercompany note, net	34.0	0.0	0.0	(34.0)	0.0
Redemption of trust preferred securities, net	0.0	0.0	0.0	(18.0)	(18.0)
Payment on note payable	0.0	(0.1)	0.0	0.0	(0.1)
Activity under stock incentive plans	3.3	0.0	0.0	0.0	3.3
Repurchase of Company’s common shares	0.0	(40.9)	0.0	0.0	(40.9)
Excess tax expense from share-based payment arrangements	0.0	0.1	0.0	0.0	0.1
Payment of cash dividends to common shareholders	(13.4)	0.0	0.0	0.0	(13.4)

Cash provided (used) by financing activities	23.9	(40.9)	0.0	(52.0)	(69.0)

Effect of exchange rate changes on cash	0.0	0.0	(0.3)	0.0	(0.3)

Change in cash	0.0	(63.1)	(3.2)	(18.0)	(84.3)
Cash, beginning of period	0.0	132.1	25.3	0.0	157.4

Cash, end of period	$0.0	$69.0	$22.1	$(18.0)	$73.1

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$(15.5)	$75.9	$(63.4)	$0.0	$(3.0)

Cash flows from investing activities:
Proceeds from sales of investments	0.0	863.2	515.6	0.0	1,378.8
Proceeds from maturities and mandatory calls of investments	0.0	139.0	85.2	0.0	224.2
Purchases of investments	0.0	(942.4)	(464.9)	0.0	(1,407.3)
Change in short-term investments and foreign regulatory deposits	(0.8)	(38.5)	(36.2)	0.0	(75.5)
Settlements of foreign currency exchange forward contracts	1.9	0.0	(8.3)	0.0	(6.4)
Issuance of intercompany note, net	0.0	0.0	(24.9)	24.9	0.0
Purchase of fixed assets	0.0	(17.7)	(1.4)	0.0	(19.1)
Other, net	(0.1)	4.4	0.2	0.0	4.5

Cash provided by investing activities	1.0	8.0	65.3	24.9	99.2

Cash flows from financing activities:
Borrowings under intercompany note, net	24.9	0.0	0.0	(24.9)	0.0
Activity under stock incentive plans	1.4	0.0	0.0	0.0	1.4
Repurchase of Company’s common shares	0.0	(40.1)	0.0	0.0	(40.1)
Excess tax expense from share-based payment arrangements	0.0	(0.2)	0.4	0.0	0.2
Payment of cash dividends to common shareholders	(11.8)	0.0	0.0	0.0	(11.8)

Cash provided (used) by financing activities	14.5	(40.3)	0.4	(24.9)	(50.3)

Effect of exchange rate changes on cash	0.0	0.0	(0.1)	0.0	(0.1)

Change in cash	(0.0)	43.6	2.2	0.0	45.8
Cash, beginning of period	0.0	73.9	21.9	0.0	95.8

Cash, end of period	$(0.0)	$117.5	$24.1	$0.0	$141.6

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2014 compared with the three and nine months ended September 30, 2013, and also a discussion of our financial condition as of September 30, 2014. This discussion and analysis should be read in conjunction with the attached unaudited interim Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2014, including the audited Consolidated Financial Statements and notes thereto.

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

Consolidated Results of Operations

For the three and nine months ended September 30, 2014, we reported net income of $44.7 million and $123.5 million, or $1.69 and $4.63 per diluted share, respectively. For the three and nine months ended September 30, 2013, we reported net income of $31.0 million and $95.4 million, or $1.12 and $3.41 per diluted share, respectively.

The following is a comparison of selected data from our operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Gross written premiums	$497.2	$495.1	$1,480.4	$1,475.5

Earned premiums	$337.6	$330.5	$999.4	$962.2
Net investment income	20.8	24.1	64.7	77.3
Fee income, net	1.6	0.3	0.1	0.5
Net realized investment gains and other	12.9	9.1	42.5	29.6

Total revenue	$372.9	$364.0	$1,106.7	$1,069.6

Income before income taxes	$48.3	$32.9	$135.7	$113.2
Provision for income taxes	3.6	1.9	12.2	17.8

Net income	$44.7	$31.0	$123.5	$95.4

Loss ratio	56.8%	58.6%	56.0%	58.4%
Expense ratio	39.6%	38.9%	40.0%	39.9%

Combined ratio	96.4%	97.5%	96.0%	98.3%

The modest increase in gross written premiums for the three and nine months ended September 30, 2014 as compared to the same period in 2013 was primarily the result of increased premiums in our Excess and Surplus lines segment, partially offset by a decline in our Syndicate 1200 segment as we continue to experience competition in this segment. All segments were impacted to some degree by increasing competition and, in some cases, declining rates. The increases in consolidated earned premiums for the three and nine months ended September 30, 2014 as compared to 2013 was due to increased premiums in the fourth quarter of 2013 and the first half of 2014.

Consolidated net investment income decreased for the three and nine months ended September 30, 2014 as compared to the same periods of 2013 due primarily to the continued reinvestment at market yields below the portfolio’s book yield and an increased focus on total portfolio returns relative to current income. Additionally, total investment assets declined due to the settlement of a quota share reinsurance agreement within our Syndicate 1200 segment.

The increase in consolidated net realized investment gains and other for the three and nine months ended September 30, 2014 was primarily attributable to the recognition of gains on certain fixed maturity securities coupled with the increase in value of our other investments, which are accounted for under the equity method of accounting. Net realized gains from the sales of fixed maturity securities were $3.4 million and $6.5 million for the three and nine months ended September 30, 2014, respectively. Net realized gains for our other investments were $7.1 million and $23.9 million for the three and nine months ended September 30, 2014, respectively, primarily due to gains in our private equity and limited partnership investments. Net realized gains from the sales of equity investments were $0.6 million and $15.9 million for the three and nine months ended September 30, 2014, respectively. Included in consolidated net realized investment gains and other for the three months ended September 30, 2014 was a $2.0 million gain resulting from the extinguishment of one of our junior subordinated debentures.

We have purchased foreign currency future forward contracts to manage currency exposure on losses related to the New Zealand and Japan earthquakes and Australian floods. The open contracts have a term of 90 days to match the anticipated payment pattern of the associated losses, and may be renewed at the end of each term. We do not apply hedge accounting to these contracts; as a result, all gains (losses) are recognized in net realized investment gains (losses) and other. For the three months ended September 30, 2014, we recognized $1.7 million in foreign currency exchange gains related to the loss reserves recorded for these events which were offset by $2.1 million in realized losses from the currency forward contracts. For the nine months ended September 30, 2014, we recognized foreign currency exchange gains of $0.4 million related to the loss reserves recorded for these events which were offset by $0.2 million in realized losses from the currency forward contracts. The foreign currency exchange (gains) losses related to these loss reserves and the realized gains (losses) from the currency forward contracts are reported under the Corporate and Other segment.

Consolidated losses and loss adjustment expenses were $191.9 million and $190.9 million for the three months ended September 30, 2014 and 2013, respectively. Included in losses and loss adjustment expenses for the three months ended September 30, 2014 was $7.6 million in large losses for the current accident year. Also included in losses and loss adjustment expenses was $6.6 million in catastrophe losses resulting from storm activity in the United States, Canadian and European hailstorms, Typhoon Rammasun and Hurricane Odile. Partially offsetting these current accident year losses was $3.1 million of net favorable development on prior accident year loss reserves, primarily attributable to favorable development in the general liability lines partially offset by unfavorable development in the commercial multi peril and run-off workers compensation lines. Included in losses and loss adjustment expenses for the three months ended September 30, 2013 was $12.4 million of catastrophe losses attributable to Canadian floods, the German hailstorm and United States storms. Partially offsetting these losses was $4.2 million in net favorable loss reserve development on prior accident years.

Consolidated losses and loss adjustment expenses were $559.5 million and $554.1 million for the nine months ended September 30, 2014 and 2013, respectively. Included in losses and loss adjustment expenses for the nine months ended September 30, 2014 and 2013 was $15.0 million and $24.8 million, respectively, in catastrophe losses. Included in losses and loss adjustment expenses for the nine months ended September 30, 2014 was $26.4 million in net favorable loss reserve development on prior accident years compared to $21.5 million in net favorable loss reserve development on prior accident years for the same period in 2013.

The following table summarizes the reserve development as respects to prior year loss reserves by line of business for the nine months ended September 30, 2014:

(in millions)	2013 Net Reserves	Net Reserve Development (Favorable)/Unfavorable	Percent of 2013 Net Reserves
General liability	$924.8	$(39.7)	-4.3%
Workers compensation	337.7	6.8	2.0%
Syndicate 1200 liability	172.9	(4.0)	-2.3%
Syndicate 1200 property	136.9	(9.9)	-7.2%
Commercial multi-peril	171.0	10.3	6.0%
Commercial auto liability	167.0	14.4	8.6%
Reinsurance - nonproportional assumed property	97.9	1.1	1.1%
Syndicate 1200 specialty	35.6	0.0	0.0%
All other lines	63.8	(5.4)	-8.5%

Total	$2,107.6	$(26.4)	-1.3%

In determining appropriate reserve levels for the three months ended September 30, 2014, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for losses and loss adjustment expenses and record our best estimate. Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data. While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent years, this does not imply that more recent accident years’ reserves will also develop favorably; pricing, reinsurance costs, legal environment, general economic conditions including changes in inflation and many other factors impact management’s ultimate loss estimates.

When determining reserve levels, we recognize that there are several factors that present challenges and uncertainties to the estimation of net loss reserves. Examples of these uncertainties include changes to the reinsurance structure and potential increases in inflation. Our net retained losses vary by product and they have generally increased over time. To properly recognize these uncertainties, actuarial reviews have given significant consideration to the paid and incurred Bornhuetter-Ferguson (“BF”) methodologies. Compared with other actuarial methodologies, the paid and incurred BF methods assign smaller weight to actual reported loss experience, with the greatest weight assigned to an expected or planned loss ratio. The expected or planned loss ratio has typically been determined using various assumptions pertaining to prospective loss frequency and loss severity. In setting reserves at September 30, 2014, we continued to consider the paid and incurred BF methods for recent years.

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

Consolidated gross reserves for losses and loss adjustment expenses were $3,062.6 million (including $74.6 million of reserves attributable to Syndicate 1200 segment’s trade capital providers) and $3,222.9 million (including $128.6 million of reserves attributable to the Syndicate 1200 segment’s trade capital providers) as of September 30, 2014 and 2013, respectively. Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

As of September 30, 2013, we had in place a reinsurance transaction via a special purpose vehicle. The reinsurance transaction expired on December 31, 2013. In accordance with generally accepted accounting principles in the United States (“GAAP”), we accounted for this transaction as a derivative, and as such, presented the financial statement impact in a separate line item, “Other reinsurance-related expenses” in our Consolidated Statements of Income. Other reinsurance-related expenses totaled

$4.6 million and $14.4 million for the three and nine months ended September 30, 2013, respectively. There were no other reinsurance-related expenses for the three and nine months ended September 30, 2014. As management viewed this transaction as reinsurance protection, we treated the financial statement effects of other reinsurance-related expenses as ceded premium for the purposes of calculating our loss, expense and combined ratios.

Consolidated underwriting, insurance and acquisition expenses were $133.8 million and $399.3 million for the three and nine months ended September 30, 2014, respectively, compared to $126.7 million and $378.0 million for the same periods in 2013. The increase in the expense ratio for the three months ended September 30, 2014 as compared to the same period in 2013 was primarily attributable to increased consulting costs and increased compensation related costs. The expense ratio for the nine months ended September 30, 2014 was consistent with the ratio for the same period ended 2013.

Consolidated interest expense was $4.9 million and $15.0 million for the three and nine months ended September 30, 2014, respectively, compared to $5.1 million and $15.1 million for the same periods in 2013. The decline in consolidated interest expense was the result of extinguishment in July 2014 of a junior subordinated debenture.

Consolidated foreign currency exchange gains were $6.0 million and $2.8 million for the three and nine months ended September 30, 2014, respectively, compared to foreign currency exchange losses of $3.8 million and foreign currency exchange gains of $5.2 million for the three and nine months ended September 30, 2013, respectively. The changes in the foreign currency exchange gains/losses were due to fluctuations of the U.S Dollar, on a weighted average basis, against the currencies in which we transact our business.

The consolidated provision for income taxes was $3.6 million and $12.2 million for the three and nine months ended September 30, 2014, respectively, compared to $1.9 million and $17.8 million for the same periods in 2013. The income tax provision represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the provision for income taxes represents taxes on net income for our United States, Ireland, Belgium, Brazil, Switzerland and United Kingdom operations. The increase in our tax provision for the three months ended September 30, 2014 as compared to the same period in 2013 was primarily attributable to increased taxable income at our United Kingdom operations. The decrease in our tax provision for the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily attributable to decreased taxable income at our United Kingdom and United States operations, coupled with increased income for our Bermuda operations, which is not subjected to taxes.

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

In evaluating the operating performance of our segments, we focus on core underwriting and investing results before consideration of realized gains or losses from the sales of investments. Realized investment gains and losses are reported as a component of the Corporate and Other segment, as decisions regarding the investment in, acquisition and disposal of securities reside with the investment function and are not under the control of the individual business segments. Although this measure of profit (loss) does not replace net income (loss) computed in accordance with GAAP as a measure of profitability, management uses this measure of profit (loss) to focus our reporting segments on generating operating income.

Since we generally manage and monitor the investment portfolio on an aggregate basis, the overall performance of the investment portfolio and related net investment income is discussed above on a consolidated basis under consolidated net investment income rather than within or by segment.

Excess and Surplus Lines

The following table summarizes the results of operations for the Excess and Surplus Lines segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Gross written premiums	$146.5	$139.4	$462.3	$442.8

Earned premiums	$121.2	$120.6	$363.9	$334.4
Losses and loss adjustment expenses	58.6	59.3	187.8	180.4
Other reinsurance-related expenses	0.0	1.2	0.0	3.7
Underwriting, acquisition and insurance expenses	42.3	38.9	122.6	117.2

Underwriting income	20.3	21.2	53.5	33.1
Net investment income	8.9	10.2	27.2	32.3
Interest expense	(1.6)	(1.8)	(4.8)	(5.2)

Income before income taxes	$27.6	$29.6	$75.9	$60.2

Loss ratio	48.4%	49.7%	51.6%	54.6%
Expense ratio	35.0%	32.5%	33.7%	35.4%

Combined ratio	83.4%	82.2%	85.3%	90.0%

The increase in gross written and earned premiums for the three and nine months ended September 30, 2014 was primarily attributable to growth in all lines, with the exception of the transportation and special property lines. We began exiting the transportation lines in 2013 due to reduced profitability. All lines within the Excess and Surplus Lines segment have experienced competition and pressure on rates.

Included in the Excess and Surplus Lines loss ratio for the three months ended September 30, 2014 was $0.5 million in catastrophe losses resulting from storm activity in the United States. Offsetting these catastrophe losses was $12.9 million of net favorable loss reserve development on prior accident years primarily within the general and products liability lines of business, partially offset by unfavorable development in commercial automobile lines. Catastrophe losses for the three months ended September 30, 2013 were $1.0 million resulting from United States storm activity. Offsetting these losses was $12.4 million in net favorable development on prior accident year loss reserves primarily driven by favorable development in the general and product liability lines, partially offset by unfavorable development in the commercial automobile lines.

Included in the loss ratio for the nine months ended September 30, 2014 was $2.9 million in catastrophe losses resulting from storm activity in the United States coupled with $4.0 million in current accident year large property losses. Offsetting these current accident year losses was $34.6 million of net favorable loss reserve development on prior accident years primarily within the general and products liability lines of business, partially offset by unfavorable development in commercial automobile and property lines. Catastrophe losses from United States storms for the nine months ended September 30, 2013 totaled $4.4 million. Offsetting these losses was $26.8 million in net favorable loss reserve development on prior accident years primarily attributable to favorable development in the general and products liability lines, partially offset by unfavorable development in commercial automobile lines.

The increase in the expense ratio for the three months ended September 30, 2014 as compared to 2013 was primarily driven by increased corporate and information technology costs, partially offset by higher ceded commissions earned. The decline in the expense ratio for the nine months ended September 30, 2014 as compared to 2013 was primarily attributable to increased ceding commissions earned coupled with declining compensation expenses, partially offset by increased corporate and information technology costs.

Commercial Specialty

The following table summarizes the results of operations for the Commercial Specialty segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Gross written premiums	$138.7	$138.6	$328.2	$330.3

Earned premiums	$72.7	$74.6	$215.5	$225.1
Losses and loss adjustment expenses	43.8	45.5	139.2	143.9
Other reinsurance-related expenses	0.0	0.3	0.0	0.7
Underwriting, acquisition and insurance expenses	25.9	22.4	76.8	75.9

Underwriting income (loss)	3.0	6.4	(0.5)	4.6
Net investment income	4.5	5.6	13.8	17.6
Interest expense	(0.8)	(1.0)	(2.4)	(2.8)
Fee income (expense), net	1.3	(0.9)	(1.7)	(2.1)

Income (loss) before income taxes	$8.0	$10.1	$9.2	$17.3

Loss ratio	60.3%	61.4%	64.7%	64.2%
Expense ratio	35.6%	30.1%	35.6%	33.8%

Combined ratio	95.9%	91.5%	100.3%	98.0%

The decline in earned premiums for the three and nine months ended September 30, 2014 as compared to the same period ended in 2013 was primarily due to reduced underwriting in our retail business, commercial programs and public entity units due to planned reductions as we exited unprofitable accounts and implemented underwriting initiatives. Partially offsetting these declines was increased gross written and earned premiums in our surety business, as this business unit continues to expand.

Included in the loss ratio for the three months ended September 30, 2014 was $0.3 million of net unfavorable development on prior accident year reserves primarily attributable to unfavorable development in the general liability lines, partially offset by favorable development in the short-tail lines. Also included in loss expense for the three months ended September 30, 2014 was $1.0 million of catastrophe losses resulting from storms in the United States. Included in losses and loss adjustment expenses for the three months ended September 30, 2013 was $0.3 million of net unfavorable development on prior accident year reserves primarily attributable to unfavorable development in the general liability and auto liability lines, partially offset by favorable development in the short-tail and workers compensation lines. Loss expense for the three months ended September 30, 2013 included $1.0 million in catastrophe losses resulting from storms in the United States.

Included in the loss ratio for the nine months ended September 30, 2014 was $5.2 million of net unfavorable development on prior accident year reserves primarily attributable to unfavorable development in the general liability and auto liability lines, partially offset by favorable development in the short-tail and workers compensation lines. Also included in loss expense for the nine months ended September 30, 2014 was $5.0 million of catastrophe losses resulting from storms in the United States. Catastrophe losses for the nine months ended September 30, 2013 were $3.7 million resulting from storms in the United States. Included in the loss ratio for the nine months ended September 30, 2013 was $0.4 million in net unfavorable development on prior accident year loss reserves. The unfavorable development was primarily attributable to unfavorable development in general liability and auto liability lines, partially offset by favorable development in the short-tail lines and workers compensation lines.

The increase in the expense ratio for the three and nine months ended September 30, 2014 as compared to the same periods ended in 2013 was primarily due to increased corporate and information technology costs and decreasing ceding commissions earned.

In the third quarter of 2013, we evaluated our fee-based business, shifting select business functions from risk bearing activities to non-risk bearing activities. Through the second quarter of 2014, the expenses associated with our fee-based business outpaced the revenues associated with these activities. In the third quarter of 2014, we secured new programs and seasonal renewal of business written by third-party carriers, which resulted in net fee income for the three months ended September 30, 2014.

International Specialty

The following table summarizes the results of operations for the International Specialty segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Gross written premiums	$64.0	$68.8	$244.6	$243.1

Earned premiums	$38.0	$37.5	$112.6	$106.6
Losses and loss adjustment expenses	22.2	26.4	59.2	62.8
Other reinsurance-related expenses	0.0	1.5	0.0	4.6
Underwriting, acquisition and insurance expenses	13.3	10.7	40.8	35.1

Underwriting income (loss)	2.5	(1.1)	12.6	4.1
Net investment income	2.3	2.4	6.1	6.4
Interest expense	(0.8)	(0.8)	(2.3)	(2.4)

Income before income taxes	$4.0	$0.5	$16.4	$8.1

Loss ratio	58.3%	73.2%	52.5%	61.5%
Expense ratio	34.8%	29.7%	36.3%	34.4%

Combined ratio	93.1%	102.9%	88.8%	95.9%

The decline in gross written premiums for the three months ended September 30, 2014 as compared to 2013 was primarily attributable to decreases in the professional liability and property reinsurance lines due to increased competition and declining rates. The increase in gross written premiums for the nine months ended September 30, 2014 as compared to 2013 was due to growth in all lines except property reinsurance. The increase in earned premiums for the three and nine months ended September 30, 2014 as compared to 2013 was due to premium growth in the first half of 2014.

The decline in the loss ratio for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 was due to reduced catastrophe losses. Included in losses and loss adjustment expenses for the three months ended September 30, 2014 was $5.1 million of catastrophe losses as a result of $2.0 million from the European and Canadian hailstorms, $2.0 million from Typhoon Rammasun and $1.1 million from Hurricane Odile. Partially offsetting these catastrophe losses was $0.5 million in net favorable development on prior accident year loss reserves. Included in losses and loss adjustment expenses for the three months ended September 30, 2013 was $10.4 million of catastrophe losses primarily resulting from Canadian floods and German hailstorm. Partially offsetting these catastrophe losses was $1.2 million in net favorable development on prior accident year loss reserves resulting from better than expected results for 2012 catastrophes.

Included in losses and loss adjustment expenses for the nine months ended September 30, 2014 was $7.1 million of catastrophe losses resulting from the European and Canadian hailstorms, storms in the United States, Typhoon Rammasun and Hurricane Odile. Partially offsetting these catastrophe losses was $0.1 million in net favorable development on prior accident year loss reserves. For the nine months ended September 30, 2013, we incurred catastrophe losses of $16.7 million resulting from United States storms, Canadian floods and German hailstorm. Partially offsetting these catastrophe losses was $0.6 million in net favorable development on prior accident year loss reserves.

The increase in the expense ratio for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 was primarily attributable to increased corporate, information technology and compensation expenses.

Syndicate 1200

The following table summarizes the results of operations for the Syndicate 1200 segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Gross written premiums	$146.7	$147.7	$443.8	$458.7

Earned premiums	$104.4	$97.3	$305.9	$295.6
Losses and loss adjustment expenses	56.7	50.1	154.4	157.4
Other reinsurance-related expenses	0.0	1.6	0.0	5.0
Underwriting, acquisition and insurance expenses	40.5	40.1	124.1	114.8

Underwriting income	7.2	5.5	27.4	18.4
Net investment income	2.1	2.5	7.9	8.1
Interest expense	(0.8)	(0.7)	(2.4)	(2.4)
Fee income, net	0.3	1.2	1.8	2.6

Income before income taxes	$8.8	$8.5	$34.7	$26.7

Loss ratio	54.3%	52.3%	50.5%	54.2%
Expense ratio	38.8%	42.0%	40.6%	39.5%

Combined ratio	93.1%	94.3%	91.1%	93.7%

In 2014, we decreased our direct participation in Syndicate 1200 to 69%, down from 79% in 2013, which resulted in a reduction in gross written premiums. Additionally, the decline in gross written premiums for the three and nine months ended September 30, 2014 as compared to 2013 was primarily attributable to reductions in the property, general liability and aerospace lines as we exited certain unprofitable accounts. Partially offsetting these declines were increased gross written premiums in the marine and energy and political risk lines. The Syndicate 1200 segment has been adversely impacted by increased competition in 2014. The increase in earned premiums for the three and nine months ended September 30, 2014 as compared to the same period in 2013 was due to increased gross written premiums in the fourth quarter of 2013 and continuing into the first half of 2014.

Losses and loss adjustment expenses are reported net of losses ceded to the trade capital providers. The Syndicate 1200 segment reported no catastrophe losses for the three and nine months ended September 30, 2014 and 2013. Included in losses and loss adjustment expenses for the three months ended September 30, 2014 were current accident year losses of $7.6 million resulting from a large general liability loss and three large aviation losses. Included in losses and loss adjustment expenses for the three months ended September 30, 2014 was $0.6 million net favorable loss reserve development on prior accident years primarily attributable to favorable development in specialty and aviation lines. Included in losses and loss adjustment expenses for the three months ended September 30, 2013 was $0.6 million of favorable development driven by favorable development in property facultative, international property treaty and space business.

Included in losses and loss adjustment expenses for the nine months ended September 30, 2014 were current accident year losses of $16.5 million as a result of large losses from logging, aviation, satellite and offshore energy losses. Included in losses and loss adjustment expenses for the nine months ended September 30, 2014 was $15.8 million net favorable loss reserve development on prior accident years primarily attributable to favorable development in the property, professional indemnity and aerospace lines, partially offset by unfavorable development in the general liability line. Included in losses and loss adjustment expenses for the nine months ended September 30, 2013 was $4.1 million favorable development driven by favorable development in property facultative, international property treaty, North American binders and space business. Partially offsetting this was unfavorable development in the onshore energy and general liability classes of business.

The decline in the expense ratio for the three months ended September 30, 2014 as compared to the same period ended in 2013 was primarily due to a decline in fixed costs. The increase in the expense ratio for the nine months ended September 30, 2014 as compared to the same period ended in 2013 was primarily due to a decline in ceding commission received from a quota share reinsurance contract that was terminated in 2014, coupled with increased commission expenses due to the current competitive market.

Fee income, net represents fees and profit commission derived from the management of third-party capital for our underwriting syndicate at Lloyd’s. The decline in fee income, net for the three and nine months ended September 30, 2014 was primarily due to the recognition of profit commission payable due to indications that the open years of account will be profitable.

Run-off Lines

The following table summarizes the results of operations for the Run-off Lines segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Earned premiums	$1.3	$0.5	$1.5	$0.5
Losses and loss adjustment expenses	10.6	9.6	18.9	9.6
Underwriting, acquisition and insurance expenses	1.0	2.1	6.1	3.5

Underwriting (loss) income	(10.3)	(11.2)	(23.5)	(12.6)
Net investment income	2.4	2.6	7.2	8.2
Interest expense	(0.4)	(0.5)	(1.3)	(1.4)

(Loss) income before income taxes	$(8.3)	$(9.1)	$(17.6)	$(5.8)

Earned premiums for the three and nine months ended September 30, 2014 and 2013 were primarily attributable to adjustments resulting from final audits, reinstatement premiums and other adjustments on policies previously underwritten.

Losses and loss adjustment expenses for the three months ended September 30, 2014 included $10.6 million of net unfavorable loss reserve development on prior accident years consisting of $6.0 million from our asbestos and environmental exposure and $4.6 million in our run-off workers compensation lines. The unfavorable development in our asbestos and environmental exposure was driven by Primary asbestos exposures due to increased severity largely from defense costs. Most of the remaining Primary asbestos exposure comes from small contractor accounts. These accounts are remaining open longer than anticipated, and the defense costs for those insureds continue to grow. The unfavorable development in workers compensation lines was primarily attributable to a reevaluation of a traumatic brain injury claim from a 2004 accident. The reevaluation included updates of life expectancy estimates as well as the life care plan and associated expected future medical and continuing inpatient care costs. Losses and loss adjustment expenses for the three months ended September 30, 2013 included $9.7 million in net unfavorable development on prior accident year loss reserves. Net unfavorable development for the three months ended September 30, 2013 was primarily attributable to $5.7 million of unfavorable development in the asbestos liability exposure driven by higher defense costs in the primary book of business. Additionally, included in losses and loss adjustment expenses for the three months ended September 30, 2013 was $2.0 million of unfavorable development in the medical malpractice liability lines due to the loss of the New York Liquidation Bureau funding for structured settlement annuity payments and $2.0 million in unfavorable development due to the settlement of a late reported Hurricane Katrina claim.

Losses and loss adjustment expenses for nine months ended September 30, 2014 included $18.9 million of net unfavorable loss reserve development on prior accident years consisting of $9.0 million from our asbestos and environmental exposure and $9.9 million in our run-off workers compensation lines. The unfavorable development for our asbestos and environmental exposures were driven by our Primary asbestos exposures discussed above coupled with $3.0 million of unfavorable development for our Domestic assumed programs. The unfavorable development for our workers compensation lines included the claim discussed above, coupled with $4.0 million of unfavorable development for the 1981 and prior accident years due to reduced mortality rates and rising medical costs. Losses and loss adjustment expenses for the nine months ended September 30, 2013 included $9.6 million unfavorable development on prior accident year loss reserves as discussed above.

Loss reserves for the Run-off Lines were as follows:

	Nine Months Ended September 30,
(in millions)	2014		2013
	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of period	$57.5	$53.3	$64.6	$58.9
Incurred losses	10.6	8.8	7.0	6.4
Losses paid	(14.4)	(12.6)	(9.6)	(9.3)

Loss reserves - asbestos and environmental, end of period	53.7	49.5	62.0	56.0
Risk management reserves	262.5	173.4	270.1	175.9
Run-off reinsurance reserves	4.4	4.4	10.4	10.4
Other run-off lines	3.3	3.1	5.2	4.5

Total loss reserves - Run-off Lines	$323.9	$230.4	$347.7	$246.8

Underwriting, acquisition and insurance expenses for the Run-off segment consists primarily of administrative expenses. Underwriting expense for the three and nine months ended September 30, 2014 was favorably impacted by a $1.1 million recovery of a policyholder dividend in the run-off Risk Management lines. Underwriting expenses for the nine months ended September 30, 2013 were reduced by $2.3 million received due to the settlement of a disputed assessment.

Liquidity and Capital Resources

The primary sources of our cash flows are premiums, reinsurance recoveries, proceeds from sales and redemptions of investments and investment income. The primary cash outflows are claim payments, loss adjustment expenses, reinsurance costs and operating expenses. Additional cash outflows occur through payments of underwriting and acquisition costs such as commissions, taxes, payroll and general overhead expenses. Management believes that cash receipts from premiums, proceeds from investment sales and redemptions and investment income are sufficient to cover cash outflows in the foreseeable future. Should the need for additional cash arise, we believe we have access to additional sources of liquidity.

Cash provided (used) by operating activities can fluctuate due to timing difference in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. Net cash provided by operating activities was $71.7 million for the nine months ended September 30, 2014 as compared to net cash used of $3.0 million for the nine months ended September 30, 2013. For 2014, cash provided by operating activities was primarily due to increased collections on our reinsurance recoverables on paid losses offset by the settlement of our reinsurance payable due to the closing of the Syndicate 1200 remaining whole account quota share contract covering segment loss reserves for 2009 and prior years of account in addition to the closing of the 2011 year of account. The use of cash in 2013 was primarily the result of the partial settlement of a whole account quota share contract covering the Syndicate 1200 segment loss reserves for the 2009 and prior years of account. The source of the cash used to settle this reinsurance payable was the sale of fixed maturity assets, and is included in the cash from investing activities section of our Consolidated Statements of Cash Flows.

Net cash used by investing activities was $86.7 million for the nine months ended September 30, 2014 as compared to net cash provided of $99.2 million for the nine months ended September 30, 2013. The decrease in cash flows from investing activities from 2014 to 2013 was mainly the result of the sale of fixed maturity assets used to settle Syndicate 1200 reinsurance payable in 2013 and fewer sales of investments during 2014 as the cash from operations assisted in meeting operational activities. As of September 30, 2014, $356.2 million of the investment portfolio were invested in short-term investments.

For the nine months ended September 30, 2014 and 2013, net cash used by financing activities was $69.0 million and $50.3 million, respectively. During the nine months ended September 30, 2014 and 2013, we repurchased approximately 0.9 million shares of our common stock for a total cost of $42.2 million and $38.7 million, respectively. We paid dividends to our shareholders totaling $13.4 million and $11.8 million during the nine months ended September 30, 2014 and 2013, respectively.

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

On July 16, 2014, Argo Group US, Inc. purchased the outstanding PXRE Capital Trust V $20,000,000 Junior Subordinated Debt Securities (“Capital Trust V”) at a discount equal to 90.0% of the principal amount plus accrued and unpaid interest through the date of purchase for a total price of $18.2 million. As of September 30, 2014, the Capital Trust V has not yet been redeemed and interest will continue to accrue and be paid until the redemption date. In accordance with ASC Topic 405, “Liabilities,” we have eliminated the outstanding debt, associated interest and intercompany balances related to the purchase of the Capital Trust V since the purchase by Argo Group Us, Inc. In essence, this reduces our outstanding debt related to the Junior Subordinated Debentures.

On November 4, 2014, our Board of Directors declared a quarterly cash dividend in the amount of $0.18 on each share of common stock outstanding. The dividend will be paid on December 15, 2014 to our shareholders of record at the close of business on December 1, 2014.

On November 5, 2013, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares. The 2013 Repurchase Authorization supersedes the previous repurchase authorization such that no further amounts could be repurchased under this authorization. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of September 30, 2014, availability under the 2013 Repurchase Authorization for future repurchases of our common shares was $101.5 million.

Refer to Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2013 that we filed with the SEC on February 28, 2014 for further discussion on our liquidity.

Recent Accounting Standards and Critical Accounting Estimates

New Accounting Standards

The discussion of the adoption and pending adoption of recently issued accounting policies is included in Note 2, “Recently Issued Accounting Standards,” in the Notes to our Consolidated Financial Statements, included in Part I, Item 1 - “Consolidated Financial Statements (unaudited).”

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

As shown on the accompanying table, our fixed maturities portfolio is diversified among different types of investments. The securities are principally rated by one or more Nationally Recognized Statistical Rating Organizations, (i.e., Standard & Poor’s, Moody’s Investors Services, Inc. and Fitch Ratings, Ltd). If a security has two ratings, the lower rating is used, and if a security has three ratings, the middle rating is used in the preparation of this table. At September 30, 2014, our fixed maturities portfolio had a weighted average rating of A+, with 72.3% ($2,055.1 million fair value) rated A or better and 32.4% ($919.1 million fair value) rated AAA. Our portfolio included 9.0% ($254.3 million fair value) of less than investment grade (BB+ or lower) fixed maturities at September 30, 2014.

(in millions)	Fair Value AAA	Fair Value AA	Fair Value A	Fair Value Other	Total
USD denominated:
U.S. Governments	$210.1	$0.0	$0.0	$0.7	$210.8
Non-U.S. Governments	25.8	17.6	6.0	27.6	77.0
Obligations of states and political subdivisions	120.7	300.9	74.7	12.9	509.2
Credit-Financial	5.8	69.4	279.6	145.8	500.6
Credit-Industrial	2.5	14.2	94.2	357.6	468.5
Credit-Utility	0.0	11.5	23.6	115.3	150.4
Structured securities:
CMO/MBS-agency	184.7	0.0	0.0	2.0	186.7
CMO/MBS-non agency	0.0	8.3	1.2	5.1	14.6
CMBS	112.4	34.7	9.5	9.1	165.7
ABS-residential	0.0	0.0	0.0	4.9	4.9
ABS-non residential	147.6	3.1	20.6	38.4	209.7
Foreign denominated:
Governments	68.1	37.8	3.5	25.4	134.8
Credit	41.4	41.0	84.6	41.0	208.0

Total fixed maturities	$919.1	$538.5	$597.5	$785.8	$2,840.9

We also hold a diversified investment portfolio of common stocks in various industries and market segments, ranging from small market capitalization stocks to large capitalization companies. Marketable equity securities are carried on our Consolidated Balance Sheets at fair value, and are subject to the risk of potential loss in fair value resulting from adverse changes in prices. At September 30, 2014, the fair value of our equity securities portfolio was $511.3 million.

Foreign Currency Risk

We have exposure to foreign currency risk in both our insurance contracts and our invested assets. Some of our insurance contracts provide that ultimate losses may be payable in various foreign currencies. Foreign currency exchange rate risk exists where we do not have cash or securities denominated in the currency for which we will ultimately pay the claims. Thus, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance polices that are payable in foreign currencies with cash and investments that are denominated in such currencies. In certain instances, we use foreign exchange forward and put option contracts to mitigate this risk. Due to the extended time frame for settling the claims plus the fluctuation in currency exchange rates, the potential exists for us to realize gains and/or losses related to foreign exchange rates. In addition, we may experience foreign currency gains or losses related to exchange rate fluctuations in operating expenses as certain operating costs are payable in currencies other than the U.S. Dollar. For the three and nine months ended September 30, 2014, we recorded realized gains of $6.0 million and $2.8 million, respectively, from movements in foreign currency rates on our insurance operations. For the three and nine months ended September 30, 2014, we recorded realized gains of $2.7 million and $0.5 million, respectively, from movements on foreign currency rates in our investment portfolio. For the three and nine months ended September 30, 2014, we recorded realized losses of $1.1 million and realized gains of $0.9 million, respectively, from our currency forward contracts. We had unrealized losses at September 30, 2014 of $17.0 million in movements in foreign currency rates in our investment portfolio, which are recorded in “Other comprehensive income, net of taxes” in our Consolidated Balance Sheets. These losses are principally related to weakening of non-U.S. Dollar denominated investment exchange rates to the U.S. Dollar.

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

There were no changes in the internal control over financial reporting made during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Our subsidiaries are parties to legal actions incidental to their business. Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

Item 1A.	Risk Factors

See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 for a detailed discussion of the additional risk factors affecting us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

From January 1, 2014 through September 30, 2014, we repurchased a total of 882,010 shares of our common shares for a total cost of $42.2 million. Since the inception of the purchase authorizations through September 30, 2014, we repurchased 8,440,355 shares of our common shares at an average price of $34.68 for a total cost of $292.7 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of September 30, 2014, availability under the 2013 Repurchase Authorization for future repurchases of our common shares was $101.5 million.

The following table provides information with respect to shares of our common shares that were repurchased or surrendered during the three months ended September 30, 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
July 1 through July 31, 2014	15,785	$50.02	15,785	$111,738,248
August 1 through August 31, 2014	80,126	$52.37	79,991	$107,249,150
September 1 through September 30, 2014	110,934	$52.24	110,934	$101,454,220

Total	206,845	$52.12	206,710

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under our various employee equity compensation plans. For the three months ended September 30, 2014, we received 135 shares of our common shares, with an average price paid per share of $51.37, that were surrendered by employees in payment for the minimum required withholding taxes. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

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

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

November 10, 2014	By	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

November 10, 2014	By	/s/ Jay S. Bullock
Jay S. Bullock
Executive Vice President and Chief Financial Officer