Form 10-K
period 2014-12-31
Argo Group International Holdings, Ltd.
filed 2015-02-27
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 1-15259

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

(Exact name of Registrant as specified in its charter)

Bermuda	98-0214719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
110 Pitts Bay Road Pembroke HM08 Bermuda	P.O. Box HM 1282 Hamilton HM FX Bermuda
(Address of principal executive offices)	(Mailing address)

(441) 296-5858

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Security	Name of Each Exchange on Which Registered
Common Stock, par value of $1.00 per share	NASDAQ Global Select Market
Guarantee of Argo Group US, Inc. 6.500% Senior Notes due 2042	NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2014, the aggregate market value of the common stock held by non-affiliates was approximately $1,307.1 million.

As of February 23, 2015, the Registrant had 25,721,708 shares of common stock outstanding (less treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Excerpts from Argo Group International Holdings, Ltd.’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2015

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

Annual Report on Form 10-K

For the Year Ended December 31, 2014

TABLE OF CONTENTS

		PART I
			Page
Item	1.	Business	2
Item	1A.	Risk Factors	16
Item	1B.	Unresolved Staff Comments	38
Item	2.	Properties	38
Item	3.	Legal Proceedings	39
Item	4.	Mine Safety Disclosure	39
		PART II
Item	5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	40

Item	6.	Selected Financial Data	43
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43

Item	7A.	Quantitative and Qualitative Disclosures about Market Risk	68
Item	8.	Financial Statements and Supplementary Data	70
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	70
Item	9A.	Controls and Procedures	71
Item	9B.	Other Information	72
		PART III
Item	10.	Directors, Executive Officers and Corporate Governance	73
Item	11.	Executive Compensation	73
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	73
Item	13.	Certain Relationships and Related Transactions and Director Independence	73
Item	14.	Principal Accounting Fees and Services	73
		PART IV
Item	15.	Exhibits, Financial Statement Schedules	74

Forward Looking Statements

Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and are made pursuant to the safe harbor provisions of that act. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects”, “potential”, “continued”, “may”, “will”, “should”, “seeks”, “approximately”, “predicts”, “intends”, “plans”, “estimates”, “anticipates” or the negative version of those words or other comparable words. The forward-looking statements are based on the current expectations of Argo Group International Holdings, Ltd. (“Argo Group,” “we” or the “Company”) and our beliefs concerning future developments and their potential effects on Argo Group. There can be no assurance that actual developments will be those anticipated by Argo Group. Actual results may differ materially as a result of significant risks and uncertainties including but not limited to:

•	changes in the pricing environment including those due to the cyclical nature of the insurance and reinsurance industry;
•	increased competition;
•	the adequacy of our projected loss reserves including;
•	development of claims that varies from that which was expected when loss reserves were established;
•	adverse legal rulings which may impact the liability under insurance and reinsurance contracts beyond that which was anticipated when the reserves were established;
•	development of new theories related to coverage which may increase liabilities under insurance and reinsurance contracts beyond that which were anticipated when the loss reserves were established;
•	reinsurance coverage being other than what was anticipated when the loss reserves were established;
●	changes to regulatory and tax conditions and legislation;
●	natural and/or man-made disasters, including terrorist acts;
●	the inability to secure reinsurance;
●	the inability to collect reinsurance recoverables;
●	a downgrade in our financial strength ratings;
●	changes in interest rates;
●	changes in the financial markets that impact investment income and the fair market values of our investments;
●	changes in asset valuations;
●	failure to execute information technology strategies;
●	failure to execute expense reductions;
●	inability to successfully execute mergers or acquisitions; and
●	other risks detailed in this Form 10-K or that may be detailed in other filings with the Securities and Exchange Commission.

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

Following is a summary organizational chart for Argo Group:

Business Segments and Products

For the year ended December 31, 2014, our operations included four ongoing business segments: Excess and Surplus Lines, Commercial Specialty, International Specialty and Syndicate 1200. In addition to the four main business segments, we have a Run-off Lines segment for certain products we no longer underwrite. For discussion of the operating results of each business segment, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20, “Segment Information” in the Notes to the Consolidated Financial Statements.

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

Our Excess and Surplus Lines segment consists of two operating platforms: Colony Specialty and Argo Pro. While focused primarily on non-admitted business, each of these operations may also underwrite certain classes of business on an admitted basis for risks that otherwise meet our underwriting standards.

Colony Specialty underwrites primary and excess casualty, property and professional liability coverage for hard to place risks and/or distressed businesses that typically fall outside of the standard insurance market’s risk appetite. This business is underwritten through six business units: Casualty, Transportation, Specialty Property, Contract, Environmental and Allied Medical. Through these units, Colony Specialty provides coverage to a broad group of commercial enterprises including contractors, manufacturers, distributors, property owners, retailers, restaurants, environmental consultants and contractors and smaller medical facilities within the social services, miscellaneous healthcare and long-term care segments.

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

Commercial Specialty

This segment provides property, casualty and surety coverages designed to meet the specialized insurance needs of businesses within certain well-defined markets. It targets business classes and industries with distinct risk profiles that can benefit from specially designed insurance programs, tailored loss control and expert claims handling. This segment serves its targeted niche markets with a narrowly focused underwriting profile and specialized knowledge of the businesses it serves. Our Commercial Specialty segment consists of the following risk-bearing business units: Argo Insurance, Rockwood Casualty Insurance Company (“Rockwood”), Commercial Programs, Argo Surety, Trident and ARIS Title Insurance Corporation (“ARIS”). In addition, we operate a variety of non-risk-bearing agency and brokerage operations that generate fee income under the Alteris brand. Most of the Alteris businesses operate as managing general agents (“MGA”). MGAs usually have the authority to bind insurance contracts of companies with whom they have appointments. Alteris units have underwriting authority for third-party carriers, as well as for certain Argo Group companies.

The core operations of Argo Insurance consist of Grocery, Restaurants, Fabricare for dry cleaners and other Specialty Retail. Argo Insurance provides property, liability, workers compensation, automobile and umbrella coverage throughout the United States.

Rockwood is a specialty underwriter of workers compensation for the mining industry. It also underwrites coverage for small commercial businesses including office, retail operations, light manufacturing, services and restaurants. Approximately 51% of its premiums are written in Pennsylvania. Rockwood underwrites policies on both a large deductible basis and on a guaranteed cost basis for smaller commercial accounts. In addition, Rockwood provides general liability, commercial automobile and artisan contractor packages, as well as coverage for pollution liability, umbrella liability and surety to support its core clients’ other mining and mining-related exposures. These supporting lines of business represented approximately 12% of Rockwood’s gross written premiums in 2014.

Argo Surety offers surety products to a diverse range of U.S. businesses operating in numerous industries. Argo Surety provides surety solutions to businesses that must satisfy various eligibility conditions in order to conduct commerce, such as licensure requirements required by government statute or regulation, counterparty conditions found in private or public construction projects or satisfactory performance of contracted services. Surety products are commonly grouped into two broad categories referred to as commercial bonds and contract bonds. Commercial bonds are generally required of businesses that guarantee their compliance with regulations and statutes, the payment and performance assurance for various forms of contractual obligations, or the completion of services. Contract bonds are typically third-party performance, payment or maintenance guarantees associated with construction projects. Argo Surety targets multiple industries including construction (general, trade and service contractors), manufacturing, transportation, energy (coal, oil and gas and waste management), industrial equipment, technology, retail, public utilities and healthcare.

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

Alteris focuses on specialty programs and alternative risks solutions for selected niche markets, operating through the following units: Alteris Public Risk Solutions (“APRS”), Alteris Alternative Risk Solutions (“AARS”) and Strategic Markets. APRS serves larger individual entities and group risks (pools) within the public sector, using both traditional and alternative approaches. AARS provides access to admitted primary underwriting capacity in ancillary lines and markets for captive carriers and risk retention groups, non-US licensed or non-admitted reinsurers and other well capitalized regional insurance companies through unbundled alternative risk structures. Strategic Markets provides insurance programs and risk solutions to a variety of niche markets including specialty wheels-based businesses, wineries and public water and sewer districts.

International Specialty

This segment includes business units that underwrite insurance and reinsurance risks worldwide through the broker market, specializing in specialty property catastrophe reinsurance and excess casualty and professional insurance. These businesses operate as Argo Re, the Casualty and Professional Lines unit of Argo Insurance in Bermuda, ArgoGlobal SE in Continental Europe and Argo Seguros Brazil, S.A. (“Argo Seguros”) in Brazil.

Argo Re underwrites short-tail reinsurance lines exposed to property catastrophe risks. Argo Re focuses on writing property catastrophe excess of loss reinsurance for a relatively small number of cedents whose accounts are well known to our underwriters. Argo Re also underwrites property per risk and pro rata reinsurance on a select basis. Reinsurance written by Argo Re covers underlying exposures that are located throughout the world, including the United States. Property catastrophe reinsurance generally covers claims arising from large catastrophic events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. In addition to its primary location in Bermuda, Argo Re originates business through other Argo Group affiliates worldwide.

The Casualty and Professional Lines unit of our Argo Insurance division underwrites on behalf of Argo Re and is managed from Bermuda. This unit serves the needs of global clients for coverage in the following lines: general and products liability, directors and officer’s liability, errors and omissions liability and employment practices liability.

ArgoGlobal SE is based in Malta and underwrites professional liability business in Continental Europe.

Argo Seguros is our property and casualty insurance company based in Sao Paolo, Brazil, which is focused on serving that country’s domestic commercial insurance market. Argo Seguros provides a broad range of commercial property, casualty and specialty coverages. Its primary lines of business are Cargo and Marine, Property and Engineering and Financial Lines. It also participates in Brazil’s federal Motor Third-Party Liability insurance pool.

Syndicate 1200

The Syndicate 1200 segment is focused on underwriting worldwide property, specialty and non-U.S. liability insurance through Argo Underwriting Managing Agency, Ltd. on behalf of Lloyd’s Syndicate 1200 within the Lloyd’s of London global franchise. The segment’s business platform is based in London. The Syndicate 1200 segment obtains its underwriting capital from a variety of sources and seeks to maintain a balance between capital managed on our behalf and capital managed on behalf of third parties. The sources of the underwriting capital for the Syndicate 1200 segment include our interest, third-party capital participants referred to as trade capital providers and third-party capital attributable to individual members referred to as Names and Other Capital. Trade capital providers participate on a quota share basis or directly through the syndicate, assuming 100% of their contractual participation in the syndicate results with such results settled on a year of account basis. The flexibility in the sources of capital allows us to manage underwriting exposure over the insurance cycle. Our economic participation in the syndicate varies by year of account based on our risk appetite and third level participation. Our Syndicate 1200 segment earns a return on the underwriting capital that is provided by us and fee income earned from the management of third-party capital.

The property division of the Syndicate 1200 segment concentrates mainly on North American commercial properties, but is also active in the residential sector, including collateral protection insurance programs for lending institutions. A large portion of business is underwritten through the use of binding authorities. Treaty reinsurance is underwritten through Argo Group’s dedicated reinsurance company, Argo Re. The segment’s liability division underwrites professional indemnity, general liability, medical malpractice, casualty and motor treaty and directors and officers insurance, with emphasis on Canada, Australia and the U.K. The marine and energy division underwrites cargo, upstream and downstream energy, yachts, hull and marine liability insurance. The aerospace division underwrites airline, general aviation, products and operators’ liability and satellite insurance. The specialty division underwrites personal accident, political risk, trade credit, terrorism and contingency insurance.

In November of 2014, this segment was rebranded from Argo International Syndicate 1200 and adopted its current trading name, ArgoGlobal Syndicate 1200.

Lloyd’s currently operates in over 200 countries and territories, and we currently transact business in 147 of these countries. Lloyd’s business is often written on a syndicated basis across the insurance market. ArgoGlobal Syndicate 1200 is the lead underwriter on approximately 36% of the business it underwrites.

Run-off Lines

Run-off Lines segment includes outstanding liabilities associated with discontinued lines previously underwritten by our insurance subsidiaries, such as those arising from liability policies dating back to the 1960s, 1970s and into the 1980s, risk management policies written by a business unit that has since been sold to a third-party and other legacy accounts previously written by our reinsurance subsidiaries.

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

Excess and Surplus Lines

Colony Specialty distributes its products through a network of appointed wholesale agents and brokers specializing in excess and surplus lines and certain targeted admitted lines. Approximately two-thirds of Colony Specialty’s premium volume in 2014 was produced by wholesale brokers who submit business in the ordinary course for underwriting business and rely on Colony Specialty to produce quotes and handle policy issuance on such accounts. The remaining one-third of Colony Specialty’s premium was produced through a select group of wholesale agents to whom Colony Specialty has delegated limited authority to act on its behalf. These agents are granted authority to underwrite, quote, bind and issue policies in accordance with predetermined guidelines and procedures prescribed by Colony Specialty. Argo Pro distributes its products through both wholesale brokers and retail agents.

Commercial Specialty

Commercial Specialty uses a broad distribution platform to deliver specialty insurance products and services to our policyholders and agents. Argo Insurance products and services are distributed through selected independent agents, brokers, wholesalers and program managers with demonstrated expertise in one or more of its targeted niche markets and through its in-house managing general agents and on a direct basis in a limited number of states. Rockwood distributes its product lines through a network of independent retail and wholesale agents. Trident provides its insurance products and related services through licensed retail agents, selected brokers and state program managers. Argo Surety distributes its products through selected surety specialty agents and brokers across the United States. ARIS employs both a direct and partner-distribution strategy, which includes brokers, insurers, market advisors, art lenders, investment funds and auction houses. Alteris generally distributes products underwritten on behalf of third-party carriers and Argo Group through retail agents and selected brokers.

International Specialty

Argo Re has obtained substantially all of its reinsurance business through brokers and third-party intermediaries who represent clients in negotiations for the purchase of reinsurance. None of the intermediaries through which Argo Re obtains this business are authorized to bind business on our behalf. Argo Insurance distributes its products through selected brokers with whom our underwriters have experience. ArgoGlobal SE distributes products through brokers in selected European markets. Argo Seguros distributes products through selected brokers and agents within their local markets.

Syndicate 1200

ArgoGlobal Syndicate 1200 obtains insurance and reinsurance business from two main sources: the Lloyd’s open market and underwriting agencies with delegated authority. In the Lloyd’s open market, brokers approach ArgoGlobal Syndicate 1200 directly with individual insurance risk opportunities for consideration by our underwriters. Brokers also approach ArgoGlobal Syndicate 1200 through selected underwriting agencies that are granted limited authority delegated by ArgoGlobal Syndicate 1200 to make underwriting decisions on individual risks. In general, risks written in the open market are larger than risks written on our behalf by authorized agencies in terms of both exposure and premium.

Competition

We compete in a variety of markets against a variety of competitors depending on the nature of the risk and coverage being written. The competition for any one account may range from large international firms to smaller regional companies in the domiciles in which we operate.

To remain competitive, our strategy includes, among other measures: (1) focusing on rate adequacy and underwriting discipline while providing a competitively priced product, (2) leveraging our distribution network by providing product solutions, (3) controlling expenses, (4) maintaining financial strength and issuer credit ratings, (5) providing quality services to agents and policyholders and (6) exploiting opportunities to acquire suitable books of business.

Excess and Surplus Lines

Competition within the excess and surplus lines marketplace comes from a wide range of carriers. In addition to mature companies that operate nationwide, there is competition from carriers formed in recent years. The Excess and Surplus Lines segment may also compete with national and regional carriers from the standard market willing to underwrite policies on selected accounts on an admitted basis.

Commercial Specialty

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

International Specialty

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

Syndicate 1200

The principal lines of business in this segment are written by numerous other insurance companies and syndicates at Lloyd’s. Competition for any one account may come from other Lloyd’s syndicates, international firms or smaller regional companies.

Ratings

Ratings are an important factor in assessing our competitive position and our ability to meet our ongoing obligations. Ratings are not a recommendation to buy, sell or hold any security, and they may be revised or withdrawn at any time by the rating agency. Moreover, the ratings of each rating agency should be evaluated independently as the rating methodology and evaluation process may differ. The ratings issued on us or our subsidiaries by any of these agencies are announced publicly and are available on our website and the respective rating agency’s websites. We have two types of ratings: (i) Financial Strength Ratings (“FSR”) and (ii) Debt Ratings or Issuer Credit Ratings (“ICR”).

Financial Strength Ratings reflect the rating agency’s assessment of an insurer’s ability to meet its financial obligations to policyholders. With the exception of two companies, ARIS Title Insurance Corporation and Argo Seguros (which are not rated) (the “Unrated Companies”), all of our insurance and reinsurance companies have an FSR of “A” (Excellent) from A.M. Best Company (“A.M. Best”), and our U.S. insurance subsidiaries have an FSR of “A-” (Strong) from Standard & Poor’s (“S&P”). In 2014, S&P revised our outlook from negative to stable.

Debt Ratings and Issuer Credit Ratings reflect the rating agency’s assessment of a company’s prospects for repaying its debts and can be considered by lenders in connection with the setting of interest rates and terms for a company’s short-term or long-term borrowings. Argo Group US, Inc. has an ICR and senior unsecured debt rating of “BBB-” from S&P. Argo Group International Holdings, Ltd. has an ICR and senior unsecured Debt Rating of “bbb” from A.M. Best. Except for the two Unrated Companies, all of our insurance and reinsurance companies have an ICR of “a” from A.M. Best.

The outlook is stable on the FSR ratings from both A.M. Best and S&P. A.M. Best Financial Strength Ratings range from “A++” (Superior) to “S” (Suspended) and include 16 separate ratings categories. S&P Financial Strength Ratings range from “AAA” (Extremely Strong) to “R” (under regulatory supervision) and include 21 separate ratings categories.

ArgoGlobal Syndicate 1200, our Lloyd’s syndicate, receives the Lloyd’s market FSR rating of “A” (Excellent) with a positive outlook by A.M. Best and “A+” (Strong) with a stable outlook by S&P.

Regulation

General

The business of insurance and reinsurance and related services is regulated in most countries, although the degree and type of regulation varies from one jurisdiction to another. The principal jurisdictions in which our insurance and reinsurance segments operate are Bermuda, the United States, the European Union (“EU”), the United Kingdom, Brazil and Dubai. We are also regulated by other countries where we do business.

Bermuda

Insurance Company and Insurance Group Supervision and Regulation Scheme

Many of Bermuda’s insurance groups subject to supervision are internationally active. Therefore, Bermuda’s group supervision framework reflects international developments in this area and principles for insurance group supervision adopted by the International Association of Insurance Supervisors (“IAIS”).

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

In May 2011, the BMA gave notice that it had determined itself to be the proper group supervisor for us for purposes of its Group Supervision regime, and nominated Argo Re to serve as the designated insurer. Accordingly, we and our subsidiaries are deemed to be an affiliated group supervised by the BMA under applicable rules and regulations in Bermuda.

In 2014, we have not received any notice that the BMA conducted any supervisory college sessions related to us with other supervisory authorities that have regulatory oversight of our entities.

The BMA is also responsible for the supervision, regulation and inspection of Bermuda domiciled insurance companies and for the licensing of all insurance companies, brokers, agents and managers doing business in Bermuda. The Act and its supporting legislation, the Insurance (Prudential Standards) (Class 4 and 3B Solvency Requirement), the Insurance (Eligible Capital) Rules, as well as various other policies and guidance notes, including the Insurance Code of Conduct, provide the Authority with substantive licensing and intervention powers.

These rules provide for significant reporting requirements related to us and our consolidated financial condition.

Solvency Regulation Scheme

Bermuda continues to enhance its risk-based regulatory regime, which is intended to meet or exceed international standards, including Solvency II (“S II”) as enacted by the EU in November 2009 as discussed more fully below.

Additionally, Bermuda is seeking to become recognized by the EU as having an “equivalent solvency regime” in an effort to benefit Bermuda-based companies through recognition agreements that would acknowledge equivalent solvency requirements and protect these insurers and reinsurers from having to fulfill the solvency requirements under various and differing regimes.

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

Principal Representative and Principal Office

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

Controlling Shareholders of an Insurer; Effect on Ownership of Shares in the Company

The definition of a “shareholder controller” is set out in the Insurance Act, but generally refers to a person who holds 10% or more of the shares carrying rights to vote at a shareholders’ meeting of the registered insurer or its parent company. More stringent requirements apply at certain thresholds to those holding, directly or indirectly, 10% or more.  The BMA also has the power under the Insurance Act, at any time, by written notice, to object to any “controller” (including a shareholder controller) if it appears to the BMA that such person is not a fit and proper person to be such a controller.  The BMA may require a shareholder controller to reduce its holding of our common shares and direct, among other things, that voting rights attaching to the common shares shall not be exercisable.

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

As of December 31, 2014, Argo Re’s solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Insurance Act. As of December 31, 2014, the statutory capital and surplus of Argo Re was estimated to be $1,278.3 million and the amount required to be maintained was estimated to be $340.9 million. As of December 31, 2014, Argo Re’s total investments in subsidiaries in its statutory balance sheet were approximately $879.4 million.

In December of 2014 and 2013, Argo Re paid a cash dividend of $40.9 million and $84.5 million, respectively, to Argo Group which was used to repay an intercompany note. No dividends were paid by Argo Re to Argo Group in 2012.

United States

State Insurance Regulation

Argo Group US, Inc.’s insurance subsidiaries are subject to the supervision and regulation of the states in which they are domiciled. We currently have twelve insurance companies domiciled in five states (the “U.S. Subsidiaries”). Argo Group US, Inc., as the indirect parent of the U.S. Subsidiaries, is subject to the insurance holding company laws of Illinois, New York, Ohio, Pennsylvania and Virginia. These laws generally require each of the U.S. Subsidiaries to submit annual holding company registration statements to its respective domestic state insurance department and to furnish annually financial and other information about the operations of the companies within the holding company group. Generally, all material transactions among companies in the holding company group to which any of the U.S. Subsidiaries is a party, including sales, loans, reinsurance agreements and service agreements, must be fair and, if material or of a specified category, require prior notice and approval or non-disapproval by the insurance department where the subsidiary is domiciled. Transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries and certain material transactions between companies within the holding company group may be subject to prior notice to, or prior approval by, state regulatory authorities. Such supervision and regulation is intended to protect our policyholders rather than our shareholders. Matters relating to authorized lines of business, underwriting standards, financial condition standards, licensing of insurers, investment standards, premium levels, policy provisions, the filing of annual and other financial reports prepared on the basis of Statutory Accounting Principles, the filing and form of actuarial reports, dividends and a variety of other financial and non-financial matters are also areas that are regulated and supervised by the state in which each of our U.S. Subsidiaries are domiciled.

Guaranty Associations

Our U.S. Subsidiaries are participants in the statutorily created insolvency guaranty associations in all states where they are licensed carriers. These associations were formed for the purpose of paying unearned premium and loss claims of licensed insolvent insurance companies. The U.S. Subsidiaries are assessed their pro rata share of such claims based upon their written premiums, subject to a maximum annual assessment per line of insurance. Such costs can generally be recovered through surcharges on future premiums. Non-admitted business is neither supported by or subject to guaranty assessments.

Dividends

All of the U.S. Subsidiaries are subsidiaries of Argo Group US, Inc., meaning that any dividends from the U.S. Subsidiaries are payable in the first instance to Argo Group US, Inc. prior to being passed upward as dividends to Argo Group. The ability of our U.S. Subsidiaries to pay dividends is subject to certain restrictions imposed by the jurisdictions of domicile that regulate our U.S. Subsidiaries and each such jurisdiction’s limitations upon the amount of dividends that an insurance company may pay without the approval of its insurance regulator.

Argo Group US, Inc. may receive dividends from its direct subsidiaries: Argonaut Insurance Company, Colony Insurance Company (“Colony”) and Rockwood. For the year ended December 31, 2014, Argonaut Insurance Company paid an ordinary dividend to Argo Group US, Inc. in the amount of $48.8 million. For the year ended December 31, 2014, Colony paid an extraordinary dividend to Argo Group US, Inc. in the amount of $55.2 million. For the year ended December 31, 2014, Rockwood paid an extraordinary dividend to Argo Group US, Inc. in the amount of $20.0 million. During 2015, Argonaut Insurance Company may be permitted to pay dividends up to $39.1 million without approval from the Illinois Department of Insurance, based on the application of the Illinois ordinary dividend calculation. Colony may be permitted, during 2015, to pay dividends up to $71.7 million without prior approval from the Virginia Bureau of Insurance, based on the application of Virginia’s ordinary dividend calculation. Rockwood may be permitted, during 2015, to pay dividends up to $13.3 million without approval from the Pennsylvania Department of Insurance, based on the application of Pennsylvania’s ordinary dividend calculation. Business and regulatory considerations may impact the amount of dividends actually paid, and prior approval of extraordinary dividend payments is required.

State laws require prior notice or regulatory approval of direct or indirect changes in control of an insurer, reinsurer or its holding company, and certain significant inter-corporate transfers of assets within the holding company structure. An investor who acquires or attempts to acquire shares representing or convertible into more than 10% of the voting power of the securities of Argo Group would become subject to at least some of such regulations, would require approval by the five domiciliary regulators of the U.S. subsidiaries prior to acquiring such shares and would be required to file certain notices and reports with the five domiciliary regulators prior to such acquisition.

The Terrorism Risk Insurance Program Reauthorization Act

On November 26, 2002, the President of the United States signed into law the Terrorism Risk Insurance Act of 2002 (“TRIA”).  On January 12, 2015, the President of the United States signed into law the Terrorism Risk Insurance Program Reauthorization Act of 2014 (“TRIPRA”), which extends TRIA through December 31, 2020. Under TRIA commercial insurers are required to offer insurance coverage against terrorist incidents and are reimbursed by the federal government for paid claims subject to deductible and retention amounts. TRIA, and its related rules, contain certain definitions, requirements and procedures for insurers filing claims with the Treasury for payment of the Federal share of compensation for insured losses under the Terrorism Risk Insurance Program (“TRIP”).  TRIP is a temporary federal program that has been extended by TRIA to provide for a transparent system of shared public and private compensation for insured losses resulting from acts of terrorism.  The Treasury implements the program. On June 29, 2004, the Treasury issued a final Claims Procedures Rule, effective July 31, 2004, as part of its implementation of Title I of TRIA.  TRIA also contains specific provisions designed to manage litigation arising out of, or resulting from, a certified act of terrorism, and on July 28, 2004, the Treasury issued a final Litigation Management Rule for TRIA.

TRIA, the Claims Procedures Rule, the Litigation Management Rule and related rules set out certain definitions, requirements and procedures for insurers filing claims with the Treasury for payment of the Federal share of compensation for insured losses under the TRIP.  The Claims Procedures Rule, in particular, specifically addresses requirements for Federal payment, submission of an initial notice of insured loss, loss certifications, timing and process for payment, associated recordkeeping requirements, as well as the Treasury’s audit and investigation authority.  These procedures will apply to all insurers that wish to receive their payment of the Federal share of compensation for insured losses under TRIA.  Insurers are advised to review the legislation and TRIP regulations before submitting information.

Additional materials addressing TRIA and TRIP, including Treasury issued interpretive letters, are contained on the Treasury’s website.

European Union (EU)

The enhanced S II regulatory regime in the EU, which was enacted in November 2009, imposes new solvency and governance requirements across all 27 EU Member States.  These requirements are to be implemented through the European Insurance and Occupational Pensions Agency (“EIOPA”).  The application date of the S II regime is January 1, 2016.  On March 11, 2014, the European Parliament adopted in plenary session the “Omnibus Directive” that completed the “Solvency II” Directive and finalized the new framework for insurance regulation and supervision in the EU. On October 10, 2014 the European Commission adopted a Delegated Act combining implementing rules for S II. This will enter into force once the European Parliament and Council have both approved it.

The EIOPA has proposed a number of interim measures as a step towards full implementation.  Final interim measures, or Guidelines, were issued by the EIOPA in September 2013 to National Competent Authorities.  These Guidelines became effective January 1, 2014.  S II, which manifests a significant enhancement of the existing Solvency I framework, is the expanded regulatory regime that will impose economic risk-based solvency requirements across all 27 European Member States and consists of three pillars: (1) Pillar I – quantitative capital requirements, based on a valuation of the entire balance sheet; (2) Pillar II – qualitative regulatory review, which includes governance, internal controls, enterprise risk management and supervisory review process; and (3) Pillar III – market discipline, which is accomplished through reporting of the insurer's financial condition to regulators.

Our Lloyd’s Managing Agency, Argo Managing Agency Limited, which manages ArgoGlobal Syndicate 1200 at Lloyd’s, and ArgoGlobal SE will be required to comply with S II and are undertaking actions to be compliant by the proposed implementation date.

Up until final implementation of S II is completed within the EU, the existing country specific rules and regulations remain in force, and are being observed by Argo Group and its affiliates operating in the respective country.

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

PRA and FCA Regulations

During 2014, the operations of ArgoGlobal Syndicate 1200 were regulated by the PRA and the FCA, as well as being supervised by Lloyd’s.  The PRA, FCA and Lloyd’s have common objectives in ensuring that the Lloyd’s market is appropriately regulated.  To minimize duplication, there are arrangements with Lloyd’s for co-operation on supervision and enforcement.  Both the PRA and FCA have substantial powers of intervention in relation to the Lloyd’s Managing Agents (such as Argo Managing Agency Limited) that they regulate, including the power to remove their authorization to manage Lloyd’s Syndicates.  In addition, each year the PRA requires Lloyd’s to satisfy an annual solvency test that measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and run-off.  If Lloyd’s fails this test, the PRA may require Lloyd’s to cease trading and/or its members to cease or reduce underwriting.

Lloyd’s Regulations and Requirements

The operations of ArgoGlobal Syndicate 1200 are supervised by Lloyd’s. The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s. The Lloyd’s Franchise Board is responsible for setting risk management and profitability targets for the Lloyd’s market and operates a business planning and monitoring process for all Syndicates, including reviewing and approving the Syndicates’ annual business plans. The Lloyd’s Franchise Board requires annual approval of ArgoGlobal Syndicate 1200’s business plan, including maximum underwriting capacity, and may require changes to any business plan presented to it or that additional capital be provided to support underwriting. Lloyd’s also imposes various charges and assessments on its members.

ArgoGlobal Syndicate 1200 predominately participates in the Lloyd’s market through Argo (No 604) Ltd, a Lloyd’s corporate member. By entering into a membership agreement with Lloyd’s, Argo (No 604) Ltd undertakes to comply with all Lloyd’s by-laws and regulations as well as the provisions of the Lloyd’s Acts and Financial Services and Markets Act 2000 that are applicable to it. The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (referred to as “Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined by Lloyd’s. The amount of such deposit is calculated for each member through the completion of an annual capital adequacy exercise. These requirements allow Lloyd’s to evaluate that each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin.

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

Dividends

Dividend payments from Argo Managing Agency Limited to its immediate parent are not restricted by regulatory authority; however, when paid, such dividends become part of the capital and surplus of Argo Re, at which point further upward distribution to Argo Group is subject to Bermuda insurance and solvency regulations as discussed above.  Dividend payments from Argo Managing Agency Limited will be at the discretion of Argo Managing Agency Limited’s Board of Directors and will be subject to the earnings, operations, financial condition, capital and general business requirements of ArgoGlobal Syndicate 1200. Dividends from a Lloyd’s managing agent and a Lloyd’s corporate member can be declared and paid provided it has sufficient capital available.

Malta

ArgoGlobal SE operates as a licensed insurer domiciled in Malta under the Malta Business Act (Cap. 403) by the Malta Financial Services Authority (“MFSA”). ArgoGlobal SE is regulated as a domestic insurer by the MFSA and subject generally to Malta’s laws and regulations relating to insurance and solvency requirements. ArgoGlobal SE entertains risks throughout the European Member States and European Economic Area (“EEA”), either directly from Malta or through an authorized branch office pursuant to the applicable Maltese rules and European regulations on the ‘Exercise of Passport Rights – Services/Establishment’. Switzerland is not an EEA state and as such there are no passporting rights available. On October 24, 2013, ArgoGlobal SE received authorization from the Swiss Financial Market Supervisory Authority (“FINMA”) to establish a branch office and conduct insurance business in Switzerland, followed by a formal notification from the MFSA on November 6, 2013 approving the opening of ArgoGlobal SE Swiss branch. When payable, dividends from ArgoGlobal SE will be subject to applicable laws and regulations in Malta.

Brazil

Argo Seguros is authorized to operate as a licensed insurer domiciled in Brazil by the Superintendệncia de Seguros Privados, (“SUSEP”) per Ordinance No 4.316. Argo Seguros is regulated as a domestic insurer by SUSEP and subject to Brazil’s laws and regulations relating to insurance and solvency requirements. When payable, dividends from Argo Seguros will be subject to applicable laws and regulations in Brazil.

In April 2014, Argo Re Ltd. was registered by the SUSEP as an admitted reinsurer in Brazil, and established its representative office, Argo Re Escritório de Representação no Brasil Ltda. (“Argo Re Escritorio”) in Sao Paolo, Brazil.  Argo Re Escritorio is focused on serving the domestic commercial reinsurance market.  Argo Re Ltd. and Argo Re Escritorio are subject to Brazil’s laws and regulations relating to business activities as an admitted reinsurer.

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

Reinsurance

As is common practice within the insurance industry, Argo Group’s insurance and reinsurance subsidiaries transfer a portion of the risks insured under their policies by entering into a reinsurance treaty with another insurance or reinsurance company. Purchasing reinsurance protects primary carriers against the frequency and/or severity of losses incurred on the policies they issue, such as in the case of unusually serious occurrences in which a number of claims on one policy aggregate to produce an extraordinary loss on one policy or where a catastrophe generates a large number of serious claims on multiple policies at the same time. Reinsurance does not discharge the issuing primary carrier from its obligation to pay a policyholder for losses insured under its policy. Rather, the reinsured portion of each loss covered under a reinsurance treaty is ceded to the assuming reinsurer for reimbursement to the primary carrier. Because this creates a receivable owed by the reinsurer to the primary carrier, there is credit exposure with respect to losses ceded to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under its reinsurance treaty. The ability to collect on reinsurance is subject to the solvency of the reinsurers, interpretation of contract language and other factors. We are selective in regard to our reinsurers, seeking out those with strong financial strength ratings from A.M. Best or S&P. However, the financial condition of a reinsurer may change over time based on market conditions. We perform credit reviews on our reinsurers, focusing on, among other things, financial condition, stability, trends and commitment to the reinsurance business. In certain instances, we also require deposit of assets in trust, letters of credit or other acceptable collateral to support balances due from certain reinsurers whose financial strength ratings fall below a certain level, or who transact business on a non-admitted basis in the case of the U.S. subsidiaries in the state where the reinsured subsidiary is domiciled, or who provide reinsurance only on a collateralized basis.

At December 31, 2014, Argo Group’s reinsurance recoverable balance totaled $997.2 million, net of an allowance for doubtful accounts of $3.4 million. The following table reflects the credit ratings for our reinsurance recoverable balance at December 31, 2014:

	2014
(in millions)	Reinsurance
Ratings per A.M. Best	Recoverables	% of Total
Reinsurers rated A+ or better	$529.7	53.1%
Reinsurers rated A	302.3	30.3%
Reinsurers rated A-	52.7	5.3%
Reinsurers rated below A- or not rated	112.5	11.3%
	$997.2	100.0%

The nine of the top ten reinsurers, rated A or higher, accounted for $550.8 million, or approximately 55% of the reinsurance recoverable balance as of December 31, 2014. Management has concluded that all balances (net of any allowances for doubtful accounts) are considered recoverable as of December 31, 2014.

Additional information relating to our reinsurance activities is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4, “Reinsurance” in the Notes to the Consolidated Financial Statements.

Reserves for Losses and Loss Adjustment Expenses

Argo Group records reserves for specific claims incurred and reported, as well as reserves for claims incurred but not reported (“IBNR”). The estimates of losses for reported claims are established judgmentally on an individual case basis. Such estimates are based on our particular experience with the type of risk involved and our knowledge of the circumstances surrounding each individual claim. Reserves for reported claims consider our estimate of the ultimate cost to settle the claims, including investigation and defense of the claim, and may be adjusted for differences between costs originally estimated and costs re-estimated or incurred.

Reserves for IBNR claims are based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. We use a variety of statistical and actuarial techniques to analyze current claims costs, including frequency and severity data and prevailing economic, social and legal factors. Reserves established in prior years are adjusted as loss experience develops and new information becomes available. Adjustments to previously estimated reserves are reflected in results in the year in which they are made.

The estimate of reinsurance recoverables related to reported and unreported losses and loss adjustment expenses represent the portion of the gross liabilities that are anticipated to be recovered from reinsurers. Amounts recoverable from reinsurers are recognized as assets at the same time as, and in a manner consistent with, the gross losses associated with the reinsurance treaty.

We are subject to claims arising out of catastrophes that may have a significant effect on our business, results of operations and/or financial condition. Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hailstorms, explosions, power outages, severe winter weather, fires and man-made events, such as terrorist attacks. The incidence and severity of catastrophes are inherently unpredictable and cannot be reserved for in advance. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event.

We have discontinued underwriting certain lines of business; however, we are still obligated to pay losses incurred on these lines. Certain lines currently in run-off are characterized by long elapsed periods between the occurrence of a claim and any ultimate payment to resolve the claim. Included in Run-off Lines segment are claims related to asbestos and environmental liabilities arising out of liability policies primarily written in the 1960s, 1970s and into the mid-1980s with a limited number of claims occurring on policies written in the early 1990s. Business formerly written in our Risk Management segment is also classified in the Run-off Lines segment. Additional discussion on the Run-off Lines segment can be found under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The tables below present a development of loss and loss adjustment expense (“LAE”) reserve liabilities and payments for the years 2004 through 2014. The information presented in Table I is net of the effects of reinsurance. The information presented in Table II includes only amounts related to direct and assumed insurance. Amounts for the predecessor Bermuda reinsurance companies are not included for the years prior to 2007, the year of acquisition. Additionally, amounts for the Syndicate 1200 segment are not included for the years prior to 2008, the year of acquisition.

Table I
Analysis of Losses and Loss Adjustment Expense Development
(Net of Reinsurance)

(in millions)	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Reserves for Losses and LAE (1) (2)	$1,060.8	$1,394.8	$1,530.5	$1,863.3	$2,115.6	$2,213.2	$2,253.0	$2,336.7	$2,110.9	$2,107.6	$2,137.1
Cumulative Amount Paid as of (3)
1 year later	183.1	235.6	286.6	410.9	567.8	577.9	577.9	578.8	554.2	546.4
2 years later	341.9	435.2	517.8	721.5	965.5	960.2	968.6	974.2	941.2
3 years later	492.9	600.3	712.7	930.0	1,213.5	1,213.7	1,243.6	1,227.6
4 years later	614.0	734.0	840.9	1,072.0	1,372.3	1,393.7	1,402.2
5 years later	717.1	822.2	926.7	1,169.0	1,487.8	1,491.8
6 years later	785.3	886.8	994.3	1,253.2	1,559.2
7 years later	840.7	943.0	1,055.0	1,309.5
8 years later	890.6	1,022.0	1,102.2
9 years later	950.8	1,063.6
10 years later	987.6
Reserves Re-estimated as of (4)
1 year later	1,216.0	1,349.9	1,499.4	1,798.6	2,109.3	2,170.1	2,249.6	2,303.8	2,077.3	2,069.9
2 years later	1,196.3	1,331.4	1,472.5	1,757.9	2,018.4	2,112.0	2,193.4	2,265.0	2,019.7
3 years later	1,200.2	1,306.5	1,446.1	1,696.9	1,974.4	2,055.5	2,160.9	2,190.5
4 years later	1,196.0	1,316.3	1,413.5	1,659.1	1,946.8	2,025.6	2,119.5
5 years later	1,219.5	1,296.8	1,389.1	1,640.6	1,919.3	2,013.9
6 years later	1,208.1	1,284.0	1,376.2	1,621.1	1,921.5
7 years later	1,196.5	1,276.0	1,369.2	1,634.5
8 years later	1,196.1	1,303.5	1,387.7
9 years later	1,211.9	1,323.7
10 years later	1,230.2
Cumulative (Deficiency) Redundancy (5)	(169.4)	71.1	142.8	228.8	194.1	199.3	133.5	146.2	91.2	37.7
Prior Year Cumulative (Deficiency) Redundancy	(151.1)	91.3	161.3	242.2	196.3	187.6	92.1	71.7	33.6	—
Change in Cumulative (Deficiency) Redundancy	$(18.3)	$(20.2)	$(18.5)	$(13.4)	$(2.2)	$11.7	$41.4	$74.5	$57.6	$37.7

(1)	Original estimated reserves for losses and LAE, net of reinsurance, as of the balance sheet date for each of the years indicated.
(2)

Reserves for losses and LAE for 2012 are net of $192.2 million of reserves ceded under a whole account quota share reinsurance transaction covering the Syndicate 1200 segment for 2009 and prior years of account. The table does not include the impact of this transaction on years prior to 2012.

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

Table II
Analysis of Losses and Loss Adjustment Expense Development
(Gross Reserves)

(in millions)	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Reserves for Losses and LAE (1)	$1,607.5	$1,875.4	$2,029.2	$2,425.5	$2,996.6	$3,203.3	$3,152.2	$3,291.1	$3,223.5	$3,230.3	$3,042.4
Cumulative Amount Paid as of (2)
1 year later	275.2	335.6	358.9	499.5	789.5	834.9	764.7	774.3	739.2	702.5
2 years later	470.4	578.5	650.4	894.6	1,383.8	1,342.7	1,295.2	1,292.7	1,233.9
3 years later	645.5	784.1	903.7	1,198.9	1,716.4	1,691.6	1,657.6	1,620.3
4 years later	791.9	957.1	1,086.7	1,364.9	1,938.8	1,927.3	1,867.8
5 years later	924.0	1,085.4	1,195.2	1,500.3	2,102.3	2,063.4
6 years later	1,026.2	1,164.8	1,294.2	1,605.8	2,197.2
7 years later	1,092.2	1,248.5	1,369.4	1,680.7
8 years later	1,157.8	1,309.2	1,432.9
9 years later	1,212.7	1,364.8
10 years later	1,262.3
Reserves Re-estimated as of (3)
1 year later	1,604.1	1,792.0	1,960.1	2,369.6	3,044.0	3,135.0	3,132.1	3,245.6	3,195.8	3,197.7
2 years later	1,547.1	1,741.6	1,939.8	2,333.4	2,899.6	3,067.4	3,073.1	3,204.1	3,151.6
3 years later	1,540.8	1,727.4	1,932.3	2,254.1	2,871.9	2,994.4	3,039.7	3,134.4
4 years later	1,542.9	1,764.7	1,869.9	2,182.7	2,834.6	2,970.5	3,003.5
5 years later	1,608.2	1,725.1	1,836.5	2,154.2	2,809.0	2,965.1
6 years later	1,588.5	1,708.4	1,815.7	2,147.7	2,819.9
7 years later	1,576.1	1,695.8	1,824.4	2,172.0
8 years later	1,563.3	1,714.4	1,856.6
9 years later	1,584.7	1,749.1
10 years later	1,617.1
Cumulative (Deficiency) Redundancy (4)	(9.6)	126.3	172.6	253.5	176.7	238.2	148.7	156.7	71.9	32.6
Prior Year Cumulative (Deficiency) Redundancy	22.8	161.0	204.8	277.8	187.6	232.8	112.5	87.0	27.7	—
Change in Cumulative (Deficiency) Redundancy	$(32.4)	$(34.7)	$(32.2)	$(24.3)	$(10.9)	$5.4	$36.2	$69.7	$44.2	$32.6

(1)	Original estimated reserves for losses and LAE, prior to the effects of reinsurance, as of the balance sheet date for each of the years indicated.
(2)	Cumulative amounts paid, prior to the effects of reinsurance as of the end of successive years related to those reserves.
(3)	Re-estimated reserves are calculated by adding cumulative amounts paid subsequent to year-end to the re-estimated unpaid losses and LAE for each year.
(4)	Represents changes of the original estimate of the year indicated (1) and the reserves re-estimated (3) as of the current year-end.

Excluded from the preceding tables are loss reserves of $135.7 million, which were classified as “Liabilities held for sale” as of December 31, 2007.

On December 31, 2012, the Syndicate 1200 segment entered into a whole account quota share contract covering the 2009 and prior years of account. The counterparty was another syndicate within Lloyd’s. As a result of this transaction, net reserves for losses and LAE at the end of 2012 were reduced by $192.2 million ceded under this quota share agreement. On December 17, 2013, the Prudential Regulatory Authority approved a Split Reinsurance to Close arrangement whereby the liabilities assumed by the whole account quota share provider could be legally transferred to that quota share provider. On January 18, 2014, this transaction was effected with an inception date of January 1, 2014.

Caution should be exercised in evaluating the information shown in the above tables. It should be noted that each amount includes the effects of all changes in amounts for prior periods. In addition, the tables present calendar year data, not accident or policy year development data. The social, economic and legal conditions and other trends which have had an impact on the changes in the estimated liability in the past are not necessarily indicative of the future. Accordingly, readers are cautioned against extrapolating any conclusions about future results from the information presented in these tables.

Additional information relating to our loss reserve development is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6, “Reserves for Losses and Loss Adjustment Expenses” in the Notes to Consolidated Financial Statements.

Investments

Investment Strategy and Guidelines

We follow an investment strategy designed to emphasize the preservation of capital and provide adequate liquidity for the prompt payment of our obligations, including claims payments. To ensure adequate liquidity for payment of claims, we take into account the maturity and duration of our investment portfolio and our general liability profile. To meet our liquidity needs, our core bond portfolio consists primarily of investment grade, fixed-maturity securities. As of December 31, 2014, these securities, along with cash, represented 77% of our total investments and cash.

In an effort to meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including issuer limits, sector limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We may direct our investment managers to invest some of the investment portfolio in currencies other than the U.S. dollar based on where our business is written, the currency in which our loss reserves are denominated or regulatory requirements.

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

Investment Committee and Investment Managers

The Investment Committee of our Board of Directors has approved an investment policy statement that contains investment guidelines and supervises our investment activity. The Investment Committee regularly monitors our overall investment results, compliance with investment objectives and guidelines and ultimately reports our overall investment results to the Board of Directors.

We currently use multiple professional investment managers to manage our portfolio. Certain short-term investments and other strategic investments are managed internally.

Additional information relating to our investment portfolio is included under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” and Note 2, “Investments” in the Notes to Consolidated Financial Statements.

Employees

As of December 31, 2014, we had 1,302 employees. We provide a comprehensive benefits program for substantially all employees, including a 401(k) savings plan and other retirement plans, health, life and disability benefits and a tuition reimbursement program. Management believes our relationships with our employees are good.

Available Information

Our executive offices are located at 110 Pitts Bay Road, Pembroke HM08, Bermuda. The mailing address is P.O. Box HM 1282, Hamilton HM FX, Bermuda. The telephone number is (441) 296-5858. The website address is www.argolimited.com. None of the information contained on our website is part of this report or is incorporated in this report by reference. We file annual, quarterly and current reports, proxy statements and other information and documents with the Securities and Exchange Commission (“SEC”), which are made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available at www.sec.gov. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, interactive data files, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after we electronically file them with or furnish them to the SEC. Also available on our website, under the Investor Relations and Governance links, are copies of our Audit Committee Charter; Human Resources Committee Charter; Investment Committee Charter; Nominating Committee Charter; Risk Committee Charter; Corporate Governance Guidelines and Terms of Reference; and Code of Conduct and Business Ethics. Our Code of Conduct and Business Ethics applies to all of our board members, officers, third-party providers and employees, including our principal executive officer, principal financial officer and principal accounting officer. All of these documents will be provided without charge upon written request to the Senior Vice President, Investor Relations at our above address.

Item 1A. Risk Factors

An investment in our common shares involves various risks, including those mentioned below and those that are discussed from time to time in our other periodic filings with the SEC. Investors should carefully consider these risks, along with the other information filed in this report, before making an investment decision regarding our common shares. There may be additional risks which we are currently unaware or consider immaterial. All of these risks could have a material adverse effect on our financial condition, results of operations and/or value of our common shares.

Enterprise Risk Management and Governance Frameworks

Purpose

The objective of our Enterprise Risk Management and Governance Frameworks are to ensure that:

1.	All reasonably foreseeable material risks, including financial and non-financial, on and off-balance sheet and current and contingent exposures are identified;
2.

The potential impact of such material risks, including material risks affecting capital requirements and capital management, short-term and long-term liquidity requirements, policyholder obligations and operational strategies and objectives are assessed; and

3.	Policies and strategies are developed and maintained to manage, mitigate and report material risks effectively.

Our frameworks for managing enterprise risks are intended to meet standards that are not only consistent with the applicable laws and regulations, but which are commercially reasonable and prudent taking into consideration the interests of our shareholders, policyholders and other counterparties.

Conducting our insurance and reinsurance business operations and related services in a prudent manner requires us to establish sound governance mechanisms, including a sound risk management and internal controls framework. This framework takes into consideration international best practice on enterprise risk management and internal controls and is overseen by our Board of Directors (the “Board”).

The focus of our risk management framework is on “reasonably foreseeable material risks,” meaning those exposures (financial and non-financial, on and off-balance sheet, current and contingent exposures, etc.) that we can identify in advance as having the potential, should they occur, to change the way relevant stakeholders would assess our solvency and/or liquidity position or risk profile in general. These risks include those that are on a group wide risk register. Relevant stakeholders include the Board, senior management, policyholders, investors and the various governmental and non-governmental authorities that monitor and regulate our business activities and securities.

Risk Strategy

Our “Risk Strategy” encompasses our risk appetite, risk tolerance levels and strategy for addressing and managing risk. The Risk Strategy is outlined and implemented through the respective policies, targets, guidelines, requirements and budgets approved by our Board on a periodic basis.

Because we are subject to an increasingly complex environment for regulatory and financial oversight, we consider enterprise risk management and compliance as key functions from an operational standpoint. However, maintaining a suitable and effective Risk Strategy is also viewed as a strategic imperative since it allows us to remain competitive through a better understanding of our own risks and overall solvency needs, on both a per risk and an aggregated, enterprise wide basis.

Framework

Our risk management and internal controls framework is designed to enable us to achieve an accurate and timely understanding of (1) the nature, caliber and sensitivity of the material foreseeable risks to which we are exposed, (2) our ability to mitigate or avoid such risks and (3) to the extent that an identified risk falls outside of our Risk Strategy, what course of action is necessary to address such risk consistent with our set goals, principles and risk appetites.

Key elements of our risk management framework are summarized below:

1.

Our risk management framework consists of three levels of defense and begins at the departmental level. Each business department is charged with the task of identifying, assessing, measuring, monitoring, reporting and mitigating risks associated with the department’s respective functions and responsibilities. The Head of Enterprise Risk Management, who reports on issues of risk management directly to the Risk Committee of the Board and serves as the second line of defense, plays a key role in risk management by coordinating, facilitating and overseeing the effectiveness and integrity of our risk management activities. This function is also charged with establishing, maintaining and enhancing the methodology and tools used to identify and evaluate risks and, where risks are outside our risk appetite or tolerance, ensuring that there is an appropriate response applied by the respective risk owner. The Internal Audit department provides a third line of defense by assessing the effectiveness of our risk management processes, practices and internal controls and providing timely feedback and assurance to the Board on the adherence to our risk management framework. The Head of Internal Audit reports on issues related to the internal control framework directly to the Audit Committee of the Board.

2.

We have established policies to identify and address known existing as well as evolving and emerging risks that have the potential to materially impact the adequacy of our financial resources, volatility of our results, expected shareholder returns or our ability to meet our commercial, legal and regulatory obligations.

3.	Our risk management framework is:
•	embedded in both the organizational structure and strategic oversight process, supported by appropriate internal control policies and procedures.

Our Board has Corporate Governance Guidelines and Terms of Reference that reflect local and international developments with regard to Risk and Capital Management. The Risk Committee of the Board is regularly briefed on emerging issues relevant to our international expansion as well as evolving regulatory developments, especially in Bermuda, the United States and the European Union. The Enterprise Risk Management function at the Argo Group level and the additional local risk management functions further fortify the implementation of and compliance with our risk management framework. Throughout the year, risk related aspects to our business are reviewed and evaluated at all levels. Based on these assessments, appropriate risk management actions have been taken to address and mitigate risks where necessary and to ensure that underwriting and investment activities remain consistent with management’s strategic and business plans, as approved by the Board.

These risk management activities are subsequently monitored, reviewed and, if required, adjusted during the course of regularly scheduled operational meetings, reserve review meetings and other management meetings during the year to assure proper alignment with approved risk appetite and tolerance levels.

•	supported by information systems that capture underwriting, investment and operational data in order to provide relevant, accurate and timely information to the applicable business functions.

We continue to evaluate and fortify our processes and protocols to assure the integrity of our data and risk models.

•	designed to incorporate techniques necessary to identify, measure, respond to, monitor and report, on a continuous basis and on an individual and aggregate level, material foreseeable risks.

The risk management techniques, especially with regard to our internal capital model, are constantly refined as new methods are developed, enhanced tools and applications are released and our means to quantify and qualify risks improve.

•	designed to specify objectives, risk appetite and tolerance levels, as well as appropriate delegation of oversight, reporting and operating responsibilities across all functions.

Our Risk Strategy is determined by a risk appetite defined by a series of risk limits at the Argo Group level as well as on operational segment level. The risk appetite is based on the available capital and liquidity and is reflected in the Board approved business plans and designed to fit within certain volatility tolerances, which provide a term of reference for our operational segments.

•	Risk limits encompassed in our Risk Strategy include:
•	Primary company-wide portfolio limits, which are based on our overall portfolio and designed to protect our capital and liquidity position and limit the likelihood of an economic loss for the year;
•

Secondary, supplementary limits, which serve to limit losses that can arise out of individual risk types or accumulations, such as natural catastrophes and terrorism, and to limit market and credit risks that could materially impact our solvency were they to materialize;

•

Other limits, which are designed to protect and preserve our reputation and strategic agility and thus protect our future business potential. These limits include parameters for individual risks that could cause permanent damage to how our customers, clients, shareholders and staff perceive us.

•	The prescribed risk appetite ensures that an appropriate balance is struck between entertained business opportunities and associated risks.
•

Our risk appetite is reflected in our strategic and business planning. In the event of capacity shortages or conflicts with the stipulated limits profile and internal guidelines, fixed escalation and decision-making processes are designed to ensure that business interests and risk management aspects are being surfaced, vetted and reconciled. If necessary, risks are ceded or hedged by means of reinsurance, derivatives or other forms of risk relief.

•	documented insofar as all significant policies and procedures associated with our risk management framework are in writing and available to the Board, Senior Management and employees.

Our Corporate Governance, Compliance, Risk Management and Internal Controls Policies and Procedures are reviewed on at least an annual basis. Recommendations are made to the Board, its Committees and Senior Management for updates and upgrades as required on a timely basis.

We believe that the foregoing risk management framework and oversight activities are structured in a way that enables us to take an active approach to risk management in an ever changing legal, regulatory and business environment. Through the efforts of management, our internal risk management functions and the Board, we seek to avoid or mitigate unnecessary risks while accepting certain other risks, the return for which may be deemed beneficial to us and our shareholders.

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

The insurance and reinsurance business is historically cyclical, and we may experience periods with excess underwriting capacity and unfavorable premium rates; conversely, we may have a shortage of underwriting capacity when premium rates are strong both of which could adversely impact our results.

Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency and severity of catastrophic events, levels of capacity, adverse trends in litigation, regulatory constraints, general economic conditions and other factors. The supply of insurance and reinsurance is related to prevailing prices, the level of insured losses and the level of capital available to the industry that, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity increased premium levels. Demand for reinsurance depends on numerous factors, including the frequency and severity of catastrophic events, levels of capacity, introduction of new capital providers, general economic conditions and underwriting results of primary insurers. The supply of reinsurance is related to prevailing prices, recent loss experience and capital levels. All of these factors fluctuate and may contribute to price declines generally in the reinsurance industry.

We cannot predict with certainty whether market conditions will improve, remain constant or deteriorate. Negative market conditions may impair our ability to underwrite insurance and reinsurance at rates that we consider appropriate and commensurate relative to the risk assumed. If we cannot underwrite insurance or reinsurance at appropriate rates, our ability to transact business would be materially and adversely affected. Any of these factors could lead to an adverse effect on our business, results of operations and/or financial condition.

We operate in a highly competitive environment and no assurance can be given that we will continue to be able to compete effectively in this environment.

We compete with numerous companies that provide property, casualty and specialty lines of insurance and reinsurance and related services. Some of those companies have a larger capital base and are more highly rated than we are. No assurance can be given that we will be able to continue to compete successfully in the insurance and/or reinsurance market. Increased competition in these markets could result in a change in the supply and/or demand for insurance or reinsurance, affect our ability to price our products at risk-adequate rates and retain existing business or underwrite new business on favorable terms. If this increased competition limits our ability to transact business, our operating results could be adversely affected.

Our insurance and reinsurance subsidiaries have exposure to unpredictable and unexpected changes in the claims environment or catastrophes and terrorist acts that can materially and adversely affect our business, results of operations and/or financial condition.

Emerging Claims

Changes in industry practices and legal, judicial, social and other environmental conditions may have an unforeseeable adverse impact on claims and coverage issues. These issues may adversely affect our business, such as by extending coverage beyond the intended scope at the time of underwriting business or increasing the number or size of expected claims. In some instances, these changes may not become apparent until sometime after insurance or reinsurance contracts that are affected were issued and hence cannot be appropriately factored into the underwriting decision. As a result, the full extent of liability under such insurance or reinsurance contracts may not be known for many years after these contracts have been issued, and our financial position and results of operations may be materially and adversely affected in such future periods. The effects of these and other unforeseen evolving or emerging claims and coverage issues are inherently difficult to predict.

Catastrophic Losses

We are subject to claims arising out of catastrophes that may have a significant effect on our business, results of operations and/or financial condition. Catastrophes can be caused by various events, including tornadoes, hurricanes, windstorms, tsunamis, earthquakes, hailstorms, explosions, power outages, severe winter weather, wildfires and man-made events. The incidence and severity of such randomly occurring catastrophic events are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured values in the area affected by the event and severity of the event. Insurance companies are generally not permitted to reserve for probable catastrophic events until they occur. Therefore, although we will actively manage our risk exposure to catastrophes through underwriting limits and processes and further mitigate it through the purchase of reinsurance protection and other hedging instruments, an especially severe catastrophe or series of catastrophes could exceed our reinsurance or hedging protection and may have a material adverse impact on our business, results of operations and/or financial condition. Also, it is possible that a series of catastrophic events could occur with unusual frequency in a given period which, although individually not severe enough to trigger the reinsurance protection or other hedging instrument, in the aggregate could have a material adverse impact on us.

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

Terrorism

We also carry the risk of losses resulting from acts of terrorism. Even if reinsurers are able to exclude coverage for terrorist acts or price that coverage at rates that we consider attractive, direct insurers, like our primary insurance company subsidiaries, might not be able to likewise exclude coverage of terrorist acts because of regulatory constraints. If this occurs, we, in our capacity as a primary insurer, would have a significant gap in our own reinsurance protection and would be exposed to potential losses as a result of any terrorist act. It is impossible to predict the occurrence of such events with statistical certainty and difficult to estimate the amount of loss per occurrence they will generate. If there is a future terrorist attack, the possibility exists that losses resulting from such event could prove to be material to our financial condition and results of operations. Terrorist acts may also cause multiple claims, and there is no assurance that our attempts to limit our liability through contractual policy provisions will be effective.

We deem terrorism peril to include the damage resulting from various terrorist attacks through either conventional weapons or weapons of mass destruction such as nuclear or radioactive explosive devices as well as chemical and biological contaminants. We continue to review our underwriting data in assessing aggregate exposure to this peril. We underwrite against the risk of terrorism with a philosophy of avoidance wherever possible to the extent permitted by applicable law. For both property and casualty exposures, this is accomplished through the use of portfolio tracking tools that identify high risk areas, as well as areas of potential concentration. We estimate the probable maximum loss from each risk as well as for the portfolio in total and factor this analysis into the underwriting and reinsurance buying process. The probable maximum loss is model generated, and subject to assumptions that may not be reflective of ultimate losses incurred for a terrorist act.

Additionally, we have identified certain high risk locations and hazardous operations where there is a potential for an explosion or a rapid spread of fire due to a terrorist act. Through modeling, we continue to refine our estimates of the probable maximum loss from such an event and factor this analysis into the underwriting evaluation process and also seek to mitigate this exposure through various policy terms and conditions (where allowed by statute) and through the use of reinsurance, to the extent possible. Our current reinsurance arrangements either exclude terrorism coverage or significantly limit the level of coverage that is provided.

Terrorism exclusions are not permitted in the United States for workers compensation policies under United States federal law or under the laws of any state or jurisdiction in which we operate. When underwriting existing and new workers compensation business, we consider the added potential risk of loss due to terrorist activity, including foreign and domestic, and this may lead us to decline to underwrite or to renew certain business. However, even in lines where terrorism exclusions are permitted, our clients may object to a terrorism exclusion in connection with business that we may still desire to underwrite without an exclusion, some or many of our insurance policies may not include terrorism exclusion. Given the retention limits imposed under the U.S. federal act and that some or many of our policies may not include a terrorism exclusion, future foreign or domestic terrorist attacks may result in losses that have a material adverse effect on our business, results of operations and/or financial condition.

On November 26, 2002, the President of the United States signed into law the Terrorism Risk Insurance Act of 2002 (“TRIA”).  On January 12, 2015, the President of the United States signed into law the Terrorism Risk Insurance Program Reauthorization Act of 2014 (“TRIPRA”), which extends TRIA through December 31, 2020. Under TRIA commercial insurers are required to offer insurance coverage against terrorist incidents and are reimbursed by the federal government for paid claims subject to deductible and retention amounts. TRIA, and its related rules, contain certain definitions, requirements and procedures for insurers filing claims with the Treasury for payment of the Federal share of compensation for insured losses under the Terrorism Risk Insurance Program (“TRIP”).  TRIP is a temporary federal program that has been extended by TRIA to provide for a transparent system of shared public and private compensation for insured losses resulting from acts of terrorism.  The Treasury implements the program. On June 29, 2004, the Treasury issued a final Claims Procedures Rule, effective July 31, 2004, as part of its implementation of Title I of TRIA.  TRIA also contains specific provisions designed to manage litigation arising out of, or resulting from, a certified act of terrorism, and on July 28, 2004, the Treasury issued a final Litigation Management Rule for TRIA.

TRIA, the Claims Procedures Rule, the Litigation Management Rule and related rules set out certain definitions, requirements and procedures for insurers filing claims with the Treasury for payment of the Federal share of compensation for insured losses under the TRIP.  The Claims Procedures Rule, in particular, specifically addresses requirements for Federal payment, submission of an initial notice of insured loss, loss certifications, timing and process for payment, associated recordkeeping requirements, as well as the Treasury’s audit and investigation authority.  These procedures will apply to all insurers that wish to receive their payment of the Federal share of compensation for insured losses under TRIA.

Additional materials addressing TRIA and TRIP, including Treasury issued interpretive letters, are contained on the Treasury’s website.

Global climate change may have an adverse effect on our financial results.

Although uncertainty remains as to the nature and effect of future efforts to curb greenhouse gas (“GHG”) emissions and thereby the mitigation of long-term GHG effects on climate, a broad spectrum of scientific evidence suggests that man-made production of GHG has had an adverse effect on the global climate. Many sectors, to which we provide insurance coverage, might be affected by climate change. Some examples are coastal management, infrastructure, buildings, water, food and energy supply, land-planning, health and rescue preparedness. Assessing the risk of loss and damage associated with the adverse effects of climate change and the range of approaches to address loss and damage associated with the adverse effects of climate change, including impacts related to extreme weather events and slow onset events, remains a challenge and might adversely impact our business, results of operations and/or financial condition.

Because our business is dependent upon insurance and reinsurance agents and brokers, we are exposed to certain risks arising out of distribution channels that could cause our results to be adversely affected.

We market and distribute some of our insurance products and services through a select group of wholesale agents who have limited quoting and binding authority and who, in turn, sell our insurance products to insureds through retail insurance brokers. These agencies can bind certain risks that meet our pre-established guidelines. If these agents failed to comply with our underwriting guidelines and the terms of their appointment, we could be bound on a particular risk or number of risks that were not anticipated when we developed the insurance products. Such actions could adversely affect our results of operations. Additionally, in any given period, we may derive a significant portion of our business from a limited number of agents and brokers and the loss of any of these relationships could have a significant impact on our ability to market our products and services.

In accordance with industry practice, we may pay amounts owed on claims under our insurance and reinsurance contracts to brokers and/or third-party administrators who in turn remit these amounts to our insureds or reinsureds. Although the law is unsettled and depends upon the facts and circumstances of each particular case, in some jurisdictions in which we conduct business, if an agent or broker fails to remit funds delivered for the payment of claims, we may remain liable to our insured or reinsured ceding insurer for the deficiency. Likewise, in certain jurisdictions, when the insured or reinsured pays the remitting funds to our agent or broker in full, our premiums are considered to have been paid in full, notwithstanding that we may or may not have actually received the premiums from the agent or broker. Consequently, we assume a degree of credit risk associated with certain agents and brokers with whom we transact business.

We may incur income statement charges (or benefits) if the reserves for losses and loss adjustment expenses are insufficient (or redundant). Such income statement charges (or benefits) could be material, individually or in the aggregate, to our financial condition and operating results in future periods.

General Loss Reserves

We maintain reserves for losses and loss adjustment expenses to cover estimated ultimate unpaid liabilities with respect to reported and unreported claims incurred as of the end of each balance sheet date. Reserves do not represent an exact calculation of liability, but instead represent management’s best estimates, which take into account various statistical and actuarial projection techniques as well as other influencing factors. These reserve estimates represent management’s expectations of what the ultimate settlement and administration of claims will cost based on an assessment of known facts and circumstances, review of historical settlement patterns, estimates of trends in claims severity and frequency, changing legal theories of liability and other factors. Variables in the reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal precedent and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of an insured event and the time it is actually reported to the insurer. Reserve estimates are continually reevaluated in a regular ongoing process as historical loss experience develops and additional claims are reported and settled, and consequently, management’s estimates may change from time to time. Because the calculation and setting of the reserves for losses and loss adjustment expenses is an inherently uncertain process dependent on estimates, our existing reserves may be insufficient or redundant and estimates of ultimate losses and loss adjustment expenses may increase or decrease over time.

Asbestos and Environmental Liability Loss Reserves

We have received asbestos and environmental liability claims arising out of liability coverage primarily written in the 1960s, 1970s and into the mid-1980s. Beginning in 1986, nearly all standard liability policies contained an express exclusion for asbestos and environmental related claims. All standard policies currently being issued by our insurance subsidiaries contain this exclusion. Certain of our specialty units offer coverage for environmental damages on a restrictive, contained basis with fixed limit caps within. In addition to the previously described general uncertainties encountered in estimating reserves, there are significant additional uncertainties in estimating the amount of our potential losses from asbestos and environmental claims. Reserves for asbestos and environmental claims cannot be estimated with traditional loss reserving techniques that rely on historical accident year development factors due to the uncertainties surrounding these types of claims.

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

Black Lung Disease Loss Reserves

Through workers compensation coverage provided to coal mining operations by our subsidiary Rockwood, we have exposure to claims for black lung disease. Those diagnosed with black lung disease are eligible to receive workers compensation benefits from various U.S. federal and state programs. These programs are continually being reviewed by the governing bodies and may be revised without notice in such a way as to increase our level of exposure.

Because of all of the above, estimates of ultimate losses and loss adjustment expenses may increase in the future. Income statement charges that would result from such increases, if any, cannot now be reasonably estimated. Such charges could be material, individually or in the aggregate, to our future operating results and financial condition. We can provide no assurances such capital will be available. Adjustments to reserves are reflected in the results in the periods in which management’s best estimates are changed.

Additional information relating to our reserves for losses and loss adjustment expense is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6, “Reserves for Losses and Loss Adjustment Expenses” in the Notes to Consolidated Financial Statements.

Operational Risk

Operational risk refers to the risk of loss arising from inadequate or failed internal processes, people, systems or the operational impact of external events. This risk encompasses all exposures faced by functions and services rendered in the course of conducting business including, but not limited to, accounting and financial reporting, business continuity, claims management, information technology and data processing, legal and regulatory compliance, outsourcing and reinsurance purchasing.

We may be unable to attract and retain qualified employees and key executives.

We depend on our ability to attract and retain experienced underwriting talent and other skilled employees and seasoned key executives who are knowledgeable about our business. The pool of highly skilled employees available to fill our key positions may fluctuate based on market dynamics specific to our industry and independent of overall economic conditions. As such, higher demand for employees having desired talents within a particular geographic region or business segment in which we operate could lead to increased compensation expectations for existing and prospective personnel, making it difficult for us to recruit and retain key employees and/or maintain labor costs at desired levels. If we are unable to attract and retain such talented management, we may be unable to maintain our current competitive position in the specialized markets in which we operate and be unable to expand our operations into new markets, which could adversely affect our results.

Argo Group and its subsidiary, Argo Re have operations that require highly skilled personnel to work in Bermuda. Given that the pool of Bermudian citizens available to fill certain key positions is limited, we are often required to recruit and retain qualified non-Bermudians to work in Bermuda. Our ability to do so is constrained by Bermuda law, which provides that non-Bermudians are not permitted to engage in any occupation in Bermuda without an approved work permit from the Bermuda Department of Immigration. The Bermuda Department of Immigration will issue a work permit after proper public advertisements and no Bermudian, spouse of a Bermudian or holder of a permanent resident certificate is available who meets the required education, skills and experience for the advertised position. In January 2013, the Bermuda Department of Immigration suspended the term of these Standard Work Permits. A significant number of our Bermuda based employees are employed pursuant to these work permits granted by The Bermuda

Department of Immigration. These individuals are considered key employees. If the Bermuda Department of Immigration changes its policies with regard to work permits, our operations could be disrupted and our financial performance could be adversely affected.

Offices in foreign jurisdictions, such as Dubai, Malta and Brazil, may have residence and other mandatory requirements that affect the composition of its local boards of directors, executive teams and choice of third-party service providers. Due to the competition for available talent in such jurisdictions, we may not be able to attract and retain personnel as required by our business plans, which could disrupt operations and adversely affect our financial performance.

Our internal controls may fail and have an adverse effect on our business.

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

However, there are inherent limitations to the effectiveness of these strategies and processes. No assurance can be given that a failure to maintain or follow such processes or controls, an unanticipated event or series of such events will not result in loss levels that could have a material adverse effect on our financial condition or results of operations.

We continually enhance our operating procedures and internal controls to effectively support our business and comply with our regulatory and financial reporting requirements. As a result of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control objectives have been or will be met, and that instances of fraud, if any, within the Company have been detected. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met. Our management does not expect that our disclosure controls or our internal controls will prevent all errors or fraud.

We have a risk of dependency upon the stability and security of our information technology systems.

Our business is highly dependent upon the successful and uninterrupted functioning of our computer and data processing systems. We rely on these systems to perform accounting, policy administration, actuarial and other modeling functions necessary for underwriting business, as well as to process and make claims and other payments. We retain highly trained staff committed to the development and maintenance of these systems. The failure of these systems could interrupt our operations which could result in a material adverse effect on our business results.

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

We may experience issues with outsourcing relationships which might impact our ability to conduct business in a prudent manner and could negatively impact our operations, results and financial condition.

We outsource certain technology and business process functions to third-party providers and may do so increasingly in the future. If we do not effectively develop, implement and monitor our outsourcing relationships, or if third-party providers do not perform as anticipated or if we experience technological or other problems with transition, we may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business that may have an adverse effect upon on our operations or financial condition.

Our outsourcing of certain technology and business process functions to third parties may expose us to enhanced risk related to data security, which could result in adverse monetary, reputational and/or regulatory consequences, which in turn could have an adverse effect on our operations or financial condition.

In addition, our ability to receive services from third-party providers outside of the United States might be impacted by cultural difference, political instability, unanticipated regulatory requirements or policies inside or outside of the United States. As a result, our ability to conduct our business might be adversely affected.

Market, Credit, Investment and Liquidity Risk

Market Risk is the risk of loss or adverse change in the financial position due to fluctuations in the level and volatility of market prices of assets, liabilities and financial instruments. This risk may be caused by fluctuations in interest rates, foreign exchange rates or equity, property and securities values.

Credit Risk is the risk of loss or adverse change in the financial position due to fluctuations in the credit standing of issuers of securities, counterparties or any other debtors, including risk of loss arising from an insurer’s inability to collect funds from debtors.

Investment Risk is the uncertainty associated with making an investment that may not yield the expected returns or performance, including the risk that an investment will decline in value, result in a loss or result in liability or other adverse consequences for the investor.

Liquidity Risk is the risk of loss or our inability to realize investments and other assets in order to meet our financial obligations when they fall due or the inability to meet such obligations except at excessive cost.

In an effort to meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on the type of issuer, sector limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We may direct our investment managers to invest some of the investment portfolio in currencies other than the U.S. dollar based on the business we have written, currency in which our loss reserves are denominated or regulatory requirements.

The performance of our investment portfolio is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. Investment guideline restrictions have been established in an effort to minimize the effect of these risks but may not always be effective due to factors beyond our control. A significant change in interest rates could result in losses, realized or unrealized, in the value of our investment portfolio. Additionally, with respect to some of our investments, we are subject to prepayment and possibly reinvestment risk. Certain investments outside our highly rated fixed income portfolio, which includes high yield fixed maturity securities, equities and other alternative investments are subject to restrictions on sale, transfer and redemption, which may limit our ability to withdraw funds or realize gains on such investments for some period of time after our initial investment. The values of, and returns on, such investments may also be more volatile.

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

We hold a diversified portfolio of investments. These investments are managed in accordance with our investment policy by professional investment management firms and internally, under the direction of our Investment Committee, Chief Executive Officer, Chief Financial Officer and Chief Investment Officer. Although our investment policies stress diversification of risks, conservation of principal and liquidity, our investments are subject to general economic conditions and market risks as well as risks inherent to particular securities.

During an economic downturn, our investment portfolio could be subject to higher risk. The value of our investment portfolio is subject to the risk that certain investments may default or become impaired due to deterioration in the financial condition of one or more issuers of the securities held or due to deterioration in the financial condition of an insurer that guarantees an issuer’s payments of such investments. Such defaults and impairments could reduce our net investment income and result in realized investment losses.

Our investment portfolio is also subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the portion of the investment portfolio that is carried at fair value as reflected in our consolidated financial statements is not reflective of prices at which actual transactions would occur for certain investments.

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

During the recent global financial crisis, delinquencies and losses with respect to residential mortgage loans generally increased, particularly in the subprime sector. In addition, during recent years, residential property values in many states have declined or remained stable after extended periods during which those values appreciated. A continued decline or an extended flattening in those values may result in additional increases in delinquencies and losses on residential mortgage loans. Such developments could have a significant adverse effect on the prices of loans and securities, including those in our investment portfolio. Conditions in the residential mortgage market continue to have wide ranging consequences, including the potential for downward pressure on economic growth, which could have a material and adverse impact on our results of operations, financial condition, business and operations.

We also invest in marketable equity securities. These securities are carried on our balance sheet at fair value and are subject to potential losses and declines in market value. Our invested assets also include investments in limited partnerships, privately held securities and other alternative investments. Such investments entail substantial risks.

Risks for all types of securities are managed through application of the investment policy, which establishes investment parameters that include, but are not limited to, maximum percentages of investment in certain types of securities, minimum levels of credit quality and option-adjusted duration guidelines. There is, however, no guarantee of policy effectiveness.

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

We may be adversely affected by foreign currency fluctuations.

Although our foreign subsidiaries’ functional currency is the U.S. Dollar, with the exception of our Brazilian subsidiary whose functional currency is the Brazilian Real and our Malta subsidiary whose functional currency is the Euro, certain premium receivables and loss reserves include business denominated in currencies other than U.S. Dollars. We are exposed to the possibility of significant claims in currencies other than U.S. Dollars. We may, from time to time, experience losses in the form of increased claims costs or devaluation of assets available for paying claims resulting from fluctuations in these non-U.S. currencies, which could materially and adversely affect our operating results.

We may be adversely affected by changes in economic and political conditions, including inflation and changes in interest rates.

The effects of inflation could cause the cost of claims to rise in the future. Our reserve for losses and LAE includes assumptions about future payments for settlement of claims and claims handling expenses, such as medical treatments and litigation costs. To the extent inflation causes these costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in our net income in the period in which the deficiency is identified.  Furthermore, if we experience deflation or a lack of inflation going forward and interest rates remain very low or continue to decline, we could experience low portfolio returns because we hold fixed income investments of fairly short duration.

Additionally, our operating results are affected, in part, by the performance of our investment portfolio. Our investment portfolio may be adversely affected by inflation or changes in interest rates. Such adverse effects include the potential for realized and unrealized losses in a rising interest rate environment or the loss of income in an environment of prolonged low interest rates.  Such affects may be further impacted by decisions made regarding such things as portfolio composition and duration given the prevailing market environment. Interest rates are affected by many factors, including the fiscal and monetary policies of the U.S. and other major economies, inflation, economic and political conditions and other factors beyond our control. Although we attempt to take measures to manage the risks of investing in changing interest rate environments, we may not be able to mitigate interest rate sensitivity effectively. Despite our mitigation efforts, which include duration targets for asset portfolios, compliance monitoring of these targets and means to reasonably and effectively match asset duration to the duration of our liabilities, fluctuation in interest rates could have a material adverse effect on our business, results of operations and/or financial condition.

We face a risk of non-availability/non-collectability of reinsurance, which could materially and adversely affect our business, results of operations and/or financial condition.

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

Concentration Risk

Concentration Risk is the risk of exposure to losses associated with inadequate diversification of portfolios of assets or obligations. Concentration risk can arise in both the asset and liability side of the balance sheet as well as in off-balance sheet items and can originate from a series of sources such as natural or man-made catastrophes or unprecedented economic events, individual risk exposure, or a combination of risk exposures such as credit, investment, underwriting and liquidity.

We are an integrated financial services provider offering a variety of products across different operational segments and geographic regions. As such, diversification is a key component to our business model. Risk diversification helps us manage our capital allocation by limiting the impact of any single event to our economic, financial and regulatory condition. The degree to which the diversification effect can be realized depends not only on the correlation between risks but also on the level of relative concentration of those risks. Based on these assumptions, our goal is to maintain an appropriately balanced risk profile by avoiding any disproportionately large risks. At the Argo Group level, we identify, measure, manage and monitor pre-defined concentration risk scenarios across the operational segments, including our own outward reinsurance placements. With respect to investments, top-down indicators such as strategic asset allocation thresholds are defined and closely monitored to ensure balanced investment portfolios. Disproportionately large risks that might accumulate and have the potential to produce substantial losses, such as, major natural catastrophic or credit events, are modeled, budgeted and monitored on a standalone basis.

Despite the introduction of identification, modeling and monitoring protocols and in light of the inherent limitations to the tools and applications used, it is possible that an unknown, undetected or underestimated accumulation event could occur and result in a material financial loss.

For more details, see also above Insurance and Market/Credit Risk sections.

Strategic Risk

Strategic Risk means the risk of our inability to implement appropriate business plans and strategies, make decisions, allocate resources or adapt to changes in the business environment. Strategic Risk includes the risk of the current or prospective impact on earnings or capital arising from adverse business decisions, improper execution of decisions or lack of responsiveness to industry changes.

Deterioration of the macroeconomic environment in the U.S., Eurozone and worldwide

Economic imbalances and financial market turmoil could result in a widening of credit spreads and volatility in share prices. Certain financial and economic data may deteriorate. These circumstances could lead to a decline in asset value and potentially reduce the demand for insurance due to limited economic growth prospects. The ultimate impact of such conditions on the insurance industry in general, and on our operations in particular, cannot be fully or accurately quantified at this time.

Adverse developments in the broader economy could create significant challenges to the insurance industry. If policy responses in Europe, the U.S. and internationally are not effective in mitigating these conditions, the insurance sector could be adversely affected by the resulting financial and economic environment. The sovereign debt crisis in certain Eurozone countries could also negatively impact insurers’ balance sheets, resulting in associated solvency issues. Further, insurance regulators worldwide have responded to the sovereign credit risk, equity risk and current economic cycle by imposing or contemplating new or stricter regulatory measures and increased solvency requirements, all of which could have an adverse effect on us.

The financial crisis has created substantial financial performance challenges associated with the prolonged low interest rate environment. In response, we have adjusted the duration and composition of our asset portfolio. Should these challenges continue for an extended period of time, the risk of achieving adequate returns will be greater and could have an adverse effect on our business, results of operations and competiveness of our products in the market.

Our insurance and reinsurance subsidiaries are subject to risk-based capital and solvency requirements in their respective regulatory domiciles.

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

As a result of these and other requirements, we may require additional capital in the future that might not be available to us on commercially favorable terms. Our future capital requirements depend on many factors, including our ability to underwrite new business, risk propensity and ability to establish premium rates and accurately set reserves at levels adequate to cover expected losses. To the extent that the funds generated by insurance premiums received and sale proceeds and income from our investment portfolio are insufficient to fund future operating requirements and cover incurred losses and loss expenses, we may need to raise additional funds through financings or curtail our growth and reduce in size. The prolonged effects of the financial market crisis have created uncertainty in the equity and fixed maturity securities markets and have affected our ability, and the ability of others within our industry, to raise additional capital in the public or private markets. Any future financing, if available at all, may be on terms that are not favorable to us and our shareholders. In the case of equity financing, dilution to current shareholdings could result, and the securities issued may have rights, preferences and privileges that are senior or otherwise superior to those of our common shares.

United States

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

European Union

S II the enhanced EU regulatory regime providing for a risk-based system for the supervision of European insurance and reinsurance undertakings, was enacted in November 2009.  S II imposes new solvency and governance requirements across all 27 European Union Member States to be implemented through the European Insurance and Occupational Pensions Agency (“EIOPA”).  The application date of the S II regime is January 1, 2016.  Due to ongoing development and implementation efforts relating to S II, the specific future impact of S II on our business, results of operations or financial condition cannot be determined at this time.

United Kingdom

ArgoGlobal Syndicate 1200 is subject to the risk-based capital requirements administered by the Prudential Regulation Authority (“PRA”), and will be subject to S II risk-based capital requirements when implemented as discussed above. Lloyd’s has introduced its own implementation plan and requirements for S II with which ArgoGlobal Syndicate 1200 has to date complied and in the future will be expected to comply. Due to ongoing development implementation efforts relating to S II, the specific future impact of S II based Lloyd’s standards and requirements on ArgoGlobal Syndicate 1200’s business, results of operations or financial condition cannot be determined at this time.

The PRA allows firms to use S II models under an enhanced Individual Capital Adequacy Standards (“ICAS”) regime prior to full implementation of S II. The PRA has encouraged the early use of S II work to meet existing ICAS requirements, an approach known as ICAS+ and encourages the use of S II models and balance sheets to meet ICAS requirements as a stepping stone towards full S II implementation. Consequently, Lloyd’s requires the submission of an ultimate Solvency Capital Requirement which continues to be used in the capital setting process together with the S II balance sheet as Lloyd’s considers this approach provides equivalent policyholder protection to the mandatory ICAS regime.

Bermuda

Argo Group and Argo Re

As discussed in the summary of regulatory provisions above relating to Argo Group and Argo Re in Bermuda, Argo Re is subject to the Bermuda Solvency Capital Requirement (“BSCR”), a risk-based capital system mandated by the Bermuda Insurance (Prudential Standards) (Class 4 and Class 3B Solvency Requirement) Rules, as amended from time to time. Similarly, Argo Group is subject to the Insurance (Prudential Standards) (Insurance Group Solvency Requirement) Rules 2011 as amended from time to time. The application and methods of calculating the BSCR required by the Bermuda Monetary Authority (“BMA”) are subject to change, and the ultimate impact on our solvency position from any future material changes cannot be determined at this time.

Minimum Solvency Margin

Argo Re must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin (“MSM”) pertaining to its general business. As a Class 4 insurer, Argo Re is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of (A) $100 million, (B) 50% of net premiums written (being gross premiums written less any premiums ceded by Argo Re, but Argo Re may not deduct more than 25% of gross premiums when computing net premiums written) and (C) 15% of net discounted aggregate losses and loss expense provisions and other insurance reserves. Argo Group is supervised by the BMA as an Insurance Group, and must ensure that the value of the Insurance Group’s assets exceeds the Insurance Group’s liabilities by the aggregate MSM of each qualifying member of the Insurance Group.

Enhanced Capital Requirement

Argo Group, as a BMA supervised Insurance Group, and Argo Re, as a Class 4 insurer, are required to maintain available statutory capital and surplus pertaining to its general business at a level equal to or in excess of its enhanced capital requirement (“ECR”). The ECR is established by reference to either the BSCR model or an approved internal capital model, but must be equal to or exceed the MSM for the insurer. The BSCR is a risk-based capital model which provides a method for determining an insurer’s capital requirements (statutory capital and surplus) by taking into account the risk characteristics of different aspects of the insurer’s business. The BMA may, subject to compliance with the relevant provisions of the Act, make such adjustments to an insurer’s ECR and available statutory capital and surplus requirements as it considers appropriate.

Target Capital Level

Although not a metric specifically defined in the Insurance Act, the BMA has the authority to establish a target capital level (“TCL”) for each Class 4 insurer. The TCL is equal to 120% of an insurer’s ECR. The purpose of the TCL is to serve as an early warning tool for the BMA. Failure to maintain statutory capital at or above the TCL will likely result in increased regulatory oversight.

Eligible Capital

Effective December 31, 2011, Argo Re is required to disclose the makeup of its capital in accordance with the recently introduced “3-tiered capital system”. Corresponding requirements did not exist for Argo Group for the fiscal year ended 2012, but become effective on January 1, 2013.

Under the respective systems applied to Argo Re as a re(insurer) and Argo Group as an Insurance Group supervised by the BMA, all capital instruments at Argo Group and Argo Re will be classified as either basic or ancillary capital, which in turn will be classified into one of three tiers based on their “loss absorbency” characteristics. Highest quality capital will be classified Tier 1 Capital, lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. Under this regime, not less than 80% of Tier 1 Capital and up to 20% of Tier 2 Capital may be used to support the company’s minimum solvency margin for the filing entity’s general business. Thereafter, a minimum of 60% of Tier 1 Capital and a maximum of 15% of Tier 3 Capital may be used to satisfy the filing entity’s ECR. Any combination of Tier 1, 2 or 3 Capital may be used to meet the TCL. As respect to Argo Group, the Insurance (Prudential Standards) (Insurance Group Solvency Requirement) Amendment Rules 2012 provide for a phase-in over a period of six years, starting at 50% of the amount determined and increasing in 10% increments. Where the BMA has previously approved the use of certain instruments for capital purposes, the BMA’s consent must be obtained if such instruments are to remain eligible for use in satisfying the minimum margin of solvency pertaining to the filing entity general business and it’s ECR.

Minimum Liquidity Ratio

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

Restrictions on Dividends and Distributions

Argo Re is prohibited from declaring or paying any dividends during any financial year if it is in breach of its ECR, general business solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause such a breach. If it has failed to meet its minimum margin of solvency or minimum liquidity ratio on the last day of any financial year, Argo Re will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year. In addition, Argo Re is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least 7 days before payment of such dividends) with the BMA an affidavit stating that it will continue to meet the required margins.

Argo Group

As discussed in the regulatory section above, Argo Group and its various subsidiaries are considered to be an affiliated group for purposes of the BMA’s Group Supervision regime. This Group Supervision regime stipulates solvency margins, capital requirements and eligible capital requirements at the consolidated Argo Group level that may affect the calculation of similar solvency and capital requirements at the Argo Re level. The methodology for applying these solvency and capital requirements, particularly in regard to the eligibility, and classification of certain capital instruments within an affiliated group, is subject to ongoing refinement and interpretation by the BMA. The applicable rules and regulations for this regime, and the manner in which they will be applied to Argo Group, are subject to change, and it is not possible to predict the ultimate impact of future changes on Argo Group’s operations and financial condition.

We may incur significant additional indebtedness.

We may seek to incur additional indebtedness either through the issuance of public or private debt or through bank or other financing. The funds raised by the incurrence of such additional indebtedness may be used to repay existing indebtedness, including amounts borrowed under our credit facility, outstanding subordinated debt and floating rate loan stock or for our general corporate purposes, including additions to working capital, capital expenditures, investments in subsidiaries or acquisitions.

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

Argo Group is a holding company with no significant operations or significant assets other than the share capital of its subsidiaries. Argo group relies primarily on cash dividends from its subsidiaries to pay operating expenses and obligations. It is expected that future distributions from these subsidiaries will be the principal source of funds to meet financial obligations and pay shareholder dividends. The payment of dividends by the insurance and reinsurance subsidiaries is limited under the laws and regulations of the respective domicile. These regulations stipulate the maximum amount of annual dividends or other distributions available to shareholders without prior approval of the relevant regulatory authorities. Thus, cash resources located in subsidiaries may not be readily available to Argo Group in whole or in part to address its liquidity needs.

There can be no assurance that we and our subsidiaries will not experience a ratings downgrade, which may result in an adverse effect on our business, financial condition and operating results.

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

All of our insurance and reinsurance subsidiaries, except for our two unrated companies, have a Financial Strength Rating of “A” (Excellent) (3rd highest rating out of 16 rating classifications) with a stable outlook from A.M Best. In 2014, S&P has affirmed our Financial Strength Rating of “A-” (Strong) of our U.S. insurance subsidiaries (other than ARIS Title Insurance Corporation) and revised our outlook to stable from negative. Argo Group US, Inc. has an Issuer Credit Rating of “BBB-” (Good) with a stable outlook from S&P. ArgoGlobal Syndicate 1200, our Lloyd’s syndicate, receives the Lloyd’s market FSR rating of “A” (Excellent) with a positive outlook by A.M. Best and “A+” (Strong) with a stable outlook by S&P.

Our ratings are subject to periodic review by these agencies and the maintenance of those ratings cannot be assured. A significant downgrade in these ratings could adversely affect our competitive position in the insurance industry, make it more difficult for us to market our products, result in a material loss of business as policyholders move to other companies with higher claims-paying and financial strength ratings and may require us to raise additional capital.

Our merger and acquisition strategy may not succeed.

Our strategy for growth may include mergers and acquisitions. This strategy presents risks that could have a material adverse effect on our business and financial performance, including: (i) the diversion of management’s attention, (ii) our ability to execute a transaction effectively, including the integration of operations and the retention of employees and (iii) the contingent and latent risks associated with the past operations of and other unanticipated problems arising from a transaction partner. We cannot predict whether we will be able to identify and complete a future transaction on terms favorable to us. We cannot know if we will realize the anticipated benefits of a completed transaction or if there will be substantial unanticipated costs associated with such a transaction.

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

Reputational Risk

Reputational Risk is the risk of potential loss through a deterioration of our reputation or standing due to a negative perception of our image among customers, counterparties, shareholders or supervisory authorities, and includes risk of adverse publicity regarding our business practices and associations.

We may be adversely affected by misconduct of our personnel or failure to identify transactions that are in violation of local and international trade sanctions.

We have updated and strengthened our internal Group-wide Corporate Governance Guidelines and Code of Conduct and Business Ethics, and we maintain a continuous education and training program and monitor compliance on an ongoing basis. However, there can be no ultimate assurance that these measures will be sufficient in all instances to prevent an undetected violation of internal or external rules of conduct, which might lead to a financial loss and/or reputational damage.

Legal, Regulatory and Litigation Risks

Legal and Regulatory Risk means the risk arising from our (a) failure to comply with statutory or regulatory obligations; (b) failure to comply with our bye-laws; or (c) failure to comply with any contractual agreement.

Litigation Risk means the risk that acts or omissions or other business activity of Argo Group and our key functionaries and employees could result in legal proceedings to which we are a party, the uncertainty surrounding the outcome of such legal proceedings and the risk of an adverse impact on us resulting from such legal proceedings.

Litigation and legal proceedings against us could have an adverse effect on our financial condition.

Our subsidiaries are parties to legal actions incidental to their business. Adverse outcomes could materially affect our financial condition or results of operations.

Regulatory constraints may restrict our ability to operate our business.

General Regulatory Constraints

Restrictions on Ownership

Argo Group’s ownership of U.S. subsidiaries can, under applicable state insurance company laws and regulations, delay or impede a change of control of Argo Group. Under applicable insurance regulations, any proposed purchase of 10% or more of Argo Group’s voting securities would require the prior approval of the relevant insurance regulatory authorities.

Except as provided below, shareholders have one vote for each common share held by them and are entitled to vote at all meetings of shareholders. However, for so long as the shares of a shareholder are treated as “controlled shares” (as determined under section 958 of the Internal Revenue Code) of any U.S. Person (that owns shares directly or indirectly through non-U.S. entities) and such controlled shares constitute 9.5% or more of the votes conferred by our issued shares, the voting rights with respect to the controlled shares of such U.S. Person, which we refer to as a 9.5% U.S. Shareholder, will be limited, in the aggregate, to a voting power of less than 9.5% under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, our Board may limit a shareholder’s voting rights where it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder and (ii) avoid certain material adverse tax, legal or regulatory consequences to Argo Group, any of its subsidiaries or any direct or indirect shareholder or its affiliates. “Controlled shares” include, among other things, all shares of Argo Group that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Internal Revenue Code).

Under these provisions, certain shareholders may have their voting rights limited, while other shareholders may have voting rights in excess of one vote per share. Moreover, these provisions could have the effect of reducing the votes of certain shareholders who would not otherwise be subject to the 9.5% limitation by virtue of their direct share ownership.

Regulation of Subsidiaries

General

Our insurance and reinsurance subsidiaries and insurance-related services subsidiaries may not be able to obtain or maintain necessary licenses, permits or authorizations, or may be able to do so only at significant cost. In addition, we may not be able to comply with, or obtain appropriate exemptions from the wide variety of laws and regulations applicable to insurance or reinsurance companies or insurance-related services companies or holding companies. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on our ability to do business or certain activities that are regulated in one or more of the jurisdictions and could subject us to fines and other sanctions, which could have a material adverse effect on our business.

Argo Group International Holdings, Ltd

Argo Group is supervised by the BMA as an Insurance Group, and as such, is subject to specific laws, rules and regulations promulgated by the Bermudian authorities according to the Insurance Act. Changes in Bermuda’s statutes, regulations and policies could result in restrictions on our ability to pursue our business plans, strategic objectives, execute our investment strategy and fulfill other shareholders’ obligations.

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

Our insurance subsidiaries are subject to the supervision and regulation of each of the states in which they are domiciled and do business. Such supervision and regulation is designed to protect our policyholders rather than our shareholders. These regulations are generally administered by a department of insurance in each state and relate to various aspects of our business. State insurance departments also conduct periodic examinations of the affairs of insurance and reinsurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives.

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

From time to time, various laws and regulations are proposed for application to the U.S. insurance industry, some of which could adversely affect the results of reinsurers and insurers. Among the proposals that have been considered are those that would establish a federal system of regulation in addition to or in lieu of a state-based system of regulation and repeal the McCarran-Ferguson Act and/or measures under the Dodd-Frank Act that have established the Federal Insurance Office. Additionally, the National Association of Insurance Commissioners (“NAIC”) has undertaken the Solvency Modernization Initiative (“SMI”), the primary focus of which is the review of insurer solvency regulations throughout the U.S. and the development of long-term solvency modernization objectives. Included within NAIC’s scope of review for SMI purposes, is the U.S. insurer solvency framework, group solvency issues, capital requirements, international accounting and regulatory standards, reinsurance and corporate governance. We are unable to predict the potential effect, if any, such legislative or regulatory developments may have on our future operations or financial condition.

Argo Group’s Bermuda Subsidiary

Argo Re is registered as a Class 4 Bermuda insurance company and is subject to regulation and supervision in Bermuda by the BMA. Changes in Bermuda insurance statutes, regulations and policies could result in restrictions on Argo Re’s ability to pursue its business plans, issue reinsurance policies, distribute funds and execute its investment strategy.

U.K. Financial Services Authority, Prudential Regulation Authority and Financial Conduct Authority Regulations

During 2014 regulatory supervision over ArgoGlobal Syndicate 1200 was conducted by the PRA and FCA.  The  operations of ArgoGlobal Syndicate 1200 continued to be supervised by Lloyd’s.  The PRA, FCA and Lloyd’s have common objectives in ensuring that the Lloyd’s market is appropriately regulated.  To minimize duplication, there are arrangements with Lloyd’s for co-operation on supervision and enforcement.  Both the PRA and FCA have substantial powers of intervention in relation to the Lloyd’s Managing Agents (such as Argo Managing Agency Limited) that they regulate, including the power to remove their authorization to manage Lloyd’s Syndicates.  In addition, each year the PRA requires Lloyd’s to satisfy an annual solvency test that measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and run-off.  If Lloyd’s fails this test, the PRA may require Lloyd’s to cease trading and/or its members to cease or reduce underwriting.  Future regulatory changes or rulings by the PRA and/or FCA could interfere with the business strategy or financial assumptions of Argo Global Syndicate 1200, possibly resulting in an adverse effect on the financial condition and operating results of Argo Global Syndicate 1200.

Lloyd’s Regulations and Requirements

The operations of Argo Global Syndicate 1200 are supervised by Lloyd’s. The Lloyd’s Franchise Board requires annual approval of the Argo Global Syndicate 1200 business plan, including maximum underwriting capacity, and may require changes to any business plan presented to it or additional capital to be provided to support underwriting.  Lloyd’s also imposes various charges and assessments on its member companies.  If Lloyd’s were to require material changes in the Argo Global Syndicate 1200 business plans, or if charges and assessments payable by ArgoGlobal Syndicate 1200 to Lloyd’s were to increase significantly, these events could have an adverse effect on the operations and financial results of ArgoGlobal Syndicate 1200. In addition, no assurances can be given as to how much business Lloyd’s will permit Argo Global Syndicate 1200 to underwrite in 2016 and subsequent years nor the viability and cost of the capital structure we may use as a substitute for the external capital and reinsurance used by Argo Global Syndicate 1200 in 2015 and prior underwriting years.

The financial security of the Lloyd’s market is regularly assessed by three independent rating agencies (A.M. Best, S&P and Fitch Ratings).  A satisfactory credit rating issued by an accredited rating agency is necessary for Lloyd’s Syndicates to be able to trade in certain classes of business or certain jurisdictions at current levels.  Argo Global Syndicate 1200 would be adversely affected if Lloyd’s current ratings were downgraded.

Other Applicable Laws

Lloyd’s worldwide insurance and reinsurance business is subject to various regulations, laws, treaties and other applicable policies of the EU, as well as each nation, state and locality in which it operates. Material changes in governmental requirements and laws could have an adverse effect on Lloyd’s and its member companies, including Argo Global Syndicate 1200.

Malta Financial Services Authority (“MFSA”)

ArgoGlobal SE is authorized by the MFSA to carry on the business of insurance under the Business Act (Cap. 403).  In addition, ArgoGlobal SE is subject to regulation by the EU and its branch office in Switzerland is subject to regulation by the Swiss Financial Market Supervisory Authority FINMA.  Changes in the applicable laws, regulations and supplementing rules could interfere with ArgoGlobal SE’s business strategy or financial assumptions, possibly resulting in an adverse effect on ArgoGlobal SE’s financial condition and operating results.

Brazil’s Superintendệncia de Seguros Privados, Superintendence of Private Insurance, (“SUSEP”)

Argo Seguros is authorized by SUSEP to carry on business of insurance under the applicable laws, rules and resolutions. Brazil’s insurance regulatory regime contains provisions which restrict the amount of reinsurance a domestic insurer may place with reinsurers outside of Brazil and places limits on the amount of reinsurance that may be placed with affiliates. Such restrictions constrain the size and category of risks that Argo Seguros can entertain and require that Argo Seguros be capitalized at a level that is comparatively higher than in other jurisdictions in which Argo Group has subsidiaries. Failure to manage the impact of such restrictions within its business plan, as well as changes in the applicable laws, rules and supplementing resolutions, could result in restrictions on Argo Seguros’s ability to pursue its mandate.

Argo Re Ltd. Is registered by the SUSEP as an admitted reinsurer under the applicable laws and regulations of Brazil and is authorized to carry on such business through its representative office, Argo Re Escritório de Representação no Brasil Ltda.  Changes in the applicable laws and regulations could result in restrictions on Argo Re to pursue its business strategy as an admitted reinsurer in Brazil.

Dubai Financial Services Authority (“DFSA”)

Argo Re (DIFC) Ltd. is licensed to operate as an Authorized Firm (Category 4) to carry on financial services in the area of “insurance management” and “insurance intermediation.” Changes in the applicable laws and regulations could result in restrictions on Argo Re (DIFC), Ltd.’s ability to pursue its business strategy.

Special Selected Risk Factors

An impairment in the carrying value of goodwill and intangible assets could negatively impact our consolidated results of operations and shareholders’ equity.

Goodwill and intangible assets are originally recorded at fair value. Goodwill is not amortized while certain intangible assets are amortized over their estimated useful lives or have indefinite useful lives. Goodwill and intangible assets are reviewed for impairment at least annually or more frequently if indicators are present. Management, in evaluating the recoverability of such assets, relies on estimates and assumptions related to margin, growth rates, discount rates and other data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill and intangible asset impairment charges can result from declines in operating results, divestitures or sustained market capitalization declines and other factors. Impairment charges could materially affect our financial results in the period in which they are recognized. As of December 31, 2014, goodwill and intangible assets represented approximately 14.0% of shareholders’ equity. We continue to monitor relevant internal and external factors and their potential impact on the fair value of our reporting segments, and if required, we will update our impairment analysis.

Some aspects of our corporate structure and applicable insurance regulations may discourage or impede the sale of the Company, tender offers or other mechanisms of control.

Restrictions in Bye-Laws on Stock Transfers

Our bye-laws generally permit transfers of our common shares unless the Board determines a transfer may result in a non-de minimus adverse tax, legal or regulatory consequence to us, any of our subsidiaries or any direct or indirect shareholder of Argo Group or its affiliates. We may refuse to register on our share transfer records, any transfer that does not comply with these share transfer restrictions. A transferee will be permitted to promptly dispose of any of our shares purchased that violate the restrictions and as to the transfer of which registration is refused.

Restrictions on Voting Rights

In the event that we become aware of a U.S. Person (that owns our shares directly or indirectly through non-U.S. entities) owning more than the permitted 9.5% level of voting power of our outstanding shares after a transfer of shares has been registered, our bye-laws provide that, subject to certain exceptions and waiver procedures, the voting rights with respect to our shares owned by any such shareholder will be limited to the permitted level of voting power, subject only to the further limitation that no other shareholder allocated any such voting rights may exceed the permitted level of voting power as a result of such limitation.

We also have the authority under our bye-laws to request information from any shareholder for the purpose of determining whether a shareholder’s voting rights are to be reallocated under the bye-laws. If a shareholder fails to respond to such a request for information or submits incomplete or inaccurate information in response to such a request, we may, in our sole discretion, eliminate such shareholder’s voting rights.

Election of Board of Directors

Our bye-laws provide for a classified board of directors. The directors of the class elected at each annual general meeting hold office for a term of three years, with the term of each class expiring at successive annual general meetings of shareholders. Under our bye-laws, the vote of two-thirds of the outstanding shares entitled to vote and approval of a majority of the Board are required to amend bye-laws regarding appointment and removal of directors, indemnification of directors and officers, directors’ interests and procedures for amending bye-laws.

Insurance laws and other applicable regulations regarding change of control

Because a person who acquires control of Argo Group would thereby acquire indirect control of the same percentage of the stock in its insurance company subsidiaries, change of control provisions in the laws and other rules applicable to our insurance subsidiaries in various jurisdictions would apply to such a transaction. Such change of control provisions generally apply to transactions involving the acquisition of direct or indirect control over 10% or more of our outstanding shares. No assurance can be given that an applicable regulatory body would approve of any future change of control. These changes of control provisions may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Argo Group, including transactions that some or all of our shareholders might consider to be desirable.

Restrictions on Third-Party Takeovers

The provisions described above may have the effect of making it more difficult or discouraging unsolicited takeover bids from third parties. To the extent that these effects occur, shareholders could be deprived of opportunities to realize takeover premiums for their shares and the market price of their shares could be depressed. In addition, these provisions could also result in the entrenchment of incumbent management and Board members.

We are a Bermuda company and it may be difficult for you to enforce judgments against us and/or our directors and executive officers.

We are organized under the laws of Bermuda and headquartered in Bermuda. The Companies Act 1981 of Bermuda, and its subsequent amendments, which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. These differences include the manner in which directors must disclose transactions in which they have an interest, rights of shareholders to bring class action and derivative lawsuits, our right to enter into business transactions with shareholders without prior approval from shareholders, committee organization and scope of indemnification available to directors and officers.

In addition, certain of our directors and officers reside outside the U.S. As such, it may be difficult for investors to effect service of process within the U.S. on our directors and officers who reside outside the U.S. or to enforce against us or our directors and officers judgments of U.S. courts predicated upon civil liability provisions of the U.S. federal securities laws.

We have been advised that there is doubt as to whether:

•

a holder of our common shares would be able to enforce, in the courts of Bermuda, judgments of U.S. courts against persons who reside in Bermuda based upon the civil liability provisions of the U.S. federal securities laws;

•	a holder of our common shares would be able to enforce, in the courts of Bermuda, judgments of U.S. courts based upon the civil liability provisions of the U.S. federal securities laws; and
•

a holder of our common shares would be able to bring an original action in the Bermuda courts to enforce liabilities against us or our directors or officers, as well as our independent accountants, who reside outside the U.S. based solely upon U.S. federal securities laws.

Further, we have been advised that there is no treaty in effect between the U.S. and Bermuda providing for the enforcement of judgments of U.S. courts, and there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts. Because judgments of U.S. courts are not automatically enforceable in Bermuda, it may be difficult for our shareholders to recover against us based on such judgments.

Tax Risks Associated with Argo Group

U.S. Tax Risks

Argo Group and Argo Group’s non-U.S. subsidiaries may be subject to U.S. tax, which may have a material adverse effect on our financial condition and operating results.

Argo Group and Argo Group’s non-U.S. subsidiaries have operated and intend to continue to operate in a manner that should not cause them to be treated as engaged in a trade or business in the U.S. (and, in the case of those non-U.S. companies qualifying for treaty protection, in a manner that should not cause any of such non-U.S. subsidiaries to be doing business through a permanent establishment in the U.S.) and, thus, we believe that we and our non-U.S. subsidiaries should not be subject to U.S. federal income taxes or branch profits tax (other than withholding taxes on certain U.S. source investment income and excise taxes on insurance or reinsurance premiums). However, because there is uncertainty as to the activities that constitute being engaged in a trade or business within the U.S., and as to what constitutes a permanent establishment under the applicable tax treaties, there can be no assurances that the United States Internal Revenue Service (“IRS”) will not contend successfully that one or more of the non-U.S. subsidiaries is engaged in a trade or business, or carrying on business through a permanent establishment, in the U.S.

The reinsurance agreements between us and our U.S. subsidiaries may be subject to re-characterization or other adjustment for U.S. federal income tax purposes, which may have a material adverse effect on our financial condition and operating results.

Under Section 845 of the Internal Revenue Code, the IRS may allocate income, deductions, assets, reserves, credits and any other items related to a reinsurance agreement among certain related parties to the reinsurance agreement, re-characterize such items or make any other adjustment in order to reflect the proper source, character or amount of the items for each party. No regulations have been issued under Section 845 of the Internal Revenue Code. Accordingly, the application of such provisions is uncertain and we cannot predict what impact, if any, such provisions may have on us and our subsidiaries.

Changes in U.S. federal income tax law could be retroactive and may subject us or our non-U.S. subsidiaries to U.S. federal income taxation.

Legislation has been introduced in the U.S. Congress attempting to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the U.S. but have certain U.S. affiliates. There are currently pending legislative proposals that, if enacted, could have a material adverse effect on us or our shareholders. For example, legislation has been introduced in Congress to limit the deductibility of reinsurance premiums paid by U.S. companies to foreign affiliates that, if enacted, could adversely impact our results. It is possible that broader-based or new legislative proposals could emerge in the future that could have an adverse effect on us or our shareholders.

The tax laws and interpretations thereof are subject to change, possibly on a retroactive basis. We are not able to predict if, when or in what form such changes will be provided and whether such guidance will be applied on a retroactive basis.

Bermuda Tax Risks

Argo Group and Argo Group’s Bermuda subsidiaries may become subject to Bermuda taxes after 2035.

Bermuda currently imposes no income tax on corporations. In addition, we have obtained an assurance from the Bermuda Minister of Finance, under The Exempted Undertakings Tax Protection Act 1966 of Bermuda, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to us or our Bermuda subsidiaries, until March 31, 2035. During 2011, legislation was passed to extend the period of the assurance mentioned above from 2016 to March 31, 2035. We filed for, and received, an extension of the assurance in January of 2012.

U.K. Tax Risks

Our non-U.K. companies may be subject to U.K. tax.

We intend to operate in such a manner so that none of our companies other than those companies incorporated in the United Kingdom should be resident in the U.K. for tax purposes or have a permanent establishment in the U.K. Accordingly, we expect that none of our companies other than Argo Global Syndicate 1200 should be subject to U.K. taxation. However, since applicable law and regulations do not conclusively define the activities that constitute conducting business in the U.K. through a permanent establishment, the U.K. Inland Revenue might contend successfully that one or more of our other companies is conducting business in the U.K. through a permanent establishment in the U.K.

Any arrangements between U.K.-resident entities of Argo Group and other members of Argo Group are subject to the U.K. transfer pricing regime. Consequently, if any agreement between a U.K. resident entity of Argo Group and any other Argo Group entity (whether that entity is resident in or outside the U.K.) is found not to be on arm’s length terms and as a result a U.K. tax advantage is being obtained, an adjustment will be required to compute U.K. taxable profits as if such an agreement were on arm’s length terms. Any transfer pricing adjustment could adversely impact the tax charge incurred by the relevant U.K. resident entities of Argo Group.

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

Tax Risks Associated with Our Shareholders

If you are a U.S. non-corporate shareholder, dividends you receive from us will not be eligible for reduced rates of tax upon enactment of certain legislative proposals.

Legislation has been introduced in the U.S. Congress that would, if enacted, deny the applicability of reduced rates to dividends paid by any corporation organized under the laws of a foreign country that does not have a comprehensive income tax system, such as Bermuda. Therefore, depending on whether, when and in what form this legislative proposal is enacted, we cannot assure you that any dividends paid by us in the future would qualify for reduced rates of tax.

If we are classified as a passive foreign investment company (“PFIC”), your taxes would increase.

In order to avoid significant potential adverse U.S. federal income tax consequences for any U.S. person who owns our common shares, we must not constitute a PFIC in any year in which such U.S. person is a shareholder. Those consequences could include increasing the tax liability of the investor, accelerating the imposition of the tax and causing a loss of the basis step-up on the death of the investor. In general, a non-U.S. corporation is a passive foreign investment company for a taxable year if 75% or more of its income constitutes passive income or 50% or more of its assets produce passive income. Passive income generally includes interest, dividends and other investment income. However, passive income does not include income derived in the active conduct of an insurance business by a company that is predominantly engaged in an insurance business. This exception is intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. We believe that we should not be, and currently do not expect to become, a PFIC for U.S. federal income tax purposes; however, we cannot assure you that we will not be deemed a PFIC by the IRS. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on persons subject to U.S. federal income tax that directly or indirectly own our shares.

 If you acquire 10% or more of our shares and we or one or more of our non-U.S. subsidiaries is classified as a controlled foreign corporation (“CFC”) your taxes could increase.

Each U.S. person who, directly, indirectly or through attribution rules, owns 10% or more of our common shares should consider the possible application of the controlled foreign corporation rules.

Each U.S. 10% shareholder of a controlled foreign corporation on the last day of the controlled foreign corporation’s taxable year generally must include in its gross income for U.S. federal income tax purposes its pro-rata share of the controlled foreign corporation’s subpart F income, even if the subpart F income has not been distributed. In general, a non-U.S. insurance company is treated as a controlled foreign corporation only if such U.S. 10% shareholders collectively own more than 25% of the total combined voting power or total value of the company’s capital stock for an uninterrupted period of 30 days or more during any year. We believe that, because of the anticipated dispersion of share ownership among holders and because of the restrictions in our bye-laws on transfer, issuance or repurchase of our common shares, shareholders will not be subject to treatment as U.S. 10% shareholders of a controlled foreign corporation. In addition, because under our bye-laws no single shareholder is permitted to exercise 9.5% or more of the total combined voting power, unless such provision is waived by the unanimous consent of the Board, we believe that our shareholders should not be viewed as U.S. 10% shareholders of a controlled foreign corporation for purposes of the controlled foreign corporation rules. Notwithstanding the above, it is possible that the CFC rules could be construed by the IRS in the future, or amended, in such a way as to apply to our shareholders.

We cannot assure you that we or our non-U.S. subsidiaries will not be classified as CFCs. We believe that because of the anticipated dispersion of our common share ownership, provisions in our organizational documents that limit voting power and other factors, no United States person who (i) owns our shares directly or indirectly through one or more non-U.S. entities and (ii) has not received a waiver from our Board of provisions in our organizational documents that limit voting power, should be treated as owning (directly, indirectly through non-U.S. entities or constructively) 10% or more of the total voting power of all classes of the shares of Argo Group or any of our non-U.S. subsidiaries.

Due to the attribution provisions of the Internal Revenue Code regarding determination of beneficial ownership, there is a risk that the IRS could assert that Argo Group or one or more of our non-U.S. subsidiaries are CFCs and that U.S. holders of our shares who own 10% or more of the value of our shares should be treated as owning 10% or more of the total voting power of Argo Group and/or our non-U.S. subsidiaries notwithstanding the reduction of voting power discussed above.

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

The RPII rules provide that if a U.S. person disposes of shares in a non-U.S. insurance corporation in which U.S. persons own 25% or more of the shares (even if the amount of RPII is less than 20% of the corporation’s gross insurance income and the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold), any gain from the disposition will generally be treated as ordinary income to the extent of the U.S. person’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the U.S. person owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such U.S. person will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the U.S. person. These RPII rules should not apply to dispositions of our shares because we will not ourselves be directly engaged in the insurance business. The RPII provisions, however, have never been interpreted by the courts or the U.S. Treasury Department in final regulations, and regulations interpreting the RPII provisions of the Internal Revenue Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of RPII by the IRS, the courts or otherwise, might have retroactive effect. The U.S. Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and application of those provisions to us and our non-U.S. subsidiaries are uncertain.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease office space in Bermuda, where our principal executive offices are located. Argo Group US, Inc. leases office space in San Antonio, Texas, for its U.S. headquarters, Commercial Specialty segment and for certain support functions. We also lease space in the following locations:

•	New York City, New York (Argo Group US, Inc. and Colony Specialty)
•	Jersey City, New Jersey (Argo Group US, Inc.)
•	Brussels, Belgium (Argo Solutions)
•	Chicago, Illinois (Argo Group US, Inc. and Commercial Specialty)
•	Richmond, Virginia (Colony Specialty)
•	Portland, Oregon (Grocers Insurance and Argo Insurance)
•	San Francisco, California (Argonaut Insurance Company)
•	Houston, Texas (Argo Surety)
•	Boston and Greenfield, Massachusetts (Trident Insurance Service and Alteris)
•	Seattle, Washington (Argo Group US, Inc. and Alteris)
•	London, England (Argo International)
•	Denver, Colorado (Colony Specialty)
•	Scottsdale, Arizona (Colony Specialty)
•	Sao Paulo, Brazil (Argo Brasil Participações Ltda.)
•	Dubai, UAE (Argo Re (DIFC) Ltd.)
•	Paris, France (Argo Assurances)
•	Malta (ArgoGlobal SE)
•	Singapore (ArgoGlobal Asia)

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “AGII.” The following table sets forth the range of daily high and low sales prices for our common shares and dividends declared per share for the periods indicated:

Years Ended December 31,	High	Low	Dividends
2014
First Quarter	$47.59	$42.94	$0.15
Second Quarter	51.45	43.73	0.18
Third Quarter	54.00	49.33	0.18
Fourth Quarter	60.58	49.37	0.18
2013 (1)
First Quarter	$37.83	$28.64	$0.14
Second Quarter	43.87	35.18	0.15
Third Quarter	46.61	39.77	0.15
Fourth Quarter	48.82	34.57	0.15

(1)

On May 7, 2013, our Board of Directors declared a 10% stock dividend which was paid on June 17, 2013 to shareholders of record on June 3, 2013. The sales prices have been adjusted to reflect the effect of the stock dividend.

On February 23, 2015, the closing price of our common stock was $52.47.

Holders of Common Stock

The number of holders of record of our common stock as of February 23, 2015 was 1,615.

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

On February 17, 2015, our Board of Directors declared a quarterly cash dividend in the amount of $0.20 on each share of common stock outstanding. The dividend will be paid on March 19, 2015 to our shareholders of record on March 2, 2015. In addition, our Board declared a 10% stock dividend on March 16, 2015, to shareholders of record at the close of business on March 2, 2015.

On February 18, 2014, our Board of Directors declared a quarterly cash dividend in the amount of $0.15 on each share of common stock outstanding. On May 5, 2014, August 5, 2014 and November 4, 2014, our Board of Directors declared a quarterly cash dividend in the amount of $0.18 on each share of common stock outstanding. For the year ended December 31, 2014, we paid cash dividend totaling $18.2 million to our shareholders.

On February 15, 2013, our Board of Directors declared a quarterly cash dividend in the amount of $0.15 on each share of common stock outstanding or $0.14 on each share outstanding adjusted for the 10% stock dividend discuss below.

On May 7, 2013, our Board of Directors declared a 10% stock dividend, payable on June 17, 2013, to shareholders of record at the close of business on June 3, 2013. All references to share and per share amounts in this document and related disclosures have been adjusted to reflect the stock dividend for all periods presented. On May 7, 2013, August 6, 2013 and November 4, 2013, our Board of Directors declared a quarterly cash dividend in the amount of $0.15 on each shares of common stock, on a post stock dividend basis. For the year ended December 31, 2013, we paid cash dividends totaling $15.8 million to our shareholders.

Sale of Unregistered Securities

During the year ended December 31, 2014, we did not sell or issue any unregistered securities.

Use of Proceeds from Sale of Registered Securities

During the year ended December 31, 2014, we did not sell or issue any registered securities.

Issuer Purchases of Equity Securities

On November 5, 2013, our Board authorized the repurchase of up to $150.0 million of our common shares (“2013 Repurchase Authorization”). The 2013 Repurchase Authorization supersedes all the previous Repurchase Authorizations.

For the year ended December 31, 2014, we repurchased a total of 1,048,144 shares of our common stock for a total cost of $50.8 million. Since the inception of the repurchase authorizations through December 31, 2014, we have repurchased 8,606,489 shares of our common stock at an average price of $35.02 for a total cost of $301.4 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of December 31, 2014, availability under the 2013 Repurchase Authorization for future repurchases of our common shares was $92.8 million.

The following table provides information with respect to shares of our common stock that were repurchased or surrendered during the three months ended December 31, 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publically Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
October 1 through October 31, 2014	143,399	$51.87	143,399	$94,016,314
November 1 through November 30, 2014	192	$55.14	—	$94,016,314
December 1 through December 31, 2014	22,735	$53.44	22,735	$92,801,257
Total	166,326	$52.09	166,134

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under the various employee equity compensation plans. For the three months ended December 31, 2014, we received 192 shares of our common stock, with an average price paid per share of $55.14, that were surrendered by employees in payment for the minimum required withholding taxes. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

For the year ended December 31, 2014, we received 23,789 shares of our common stock, with an average price paid per share of $45.59, that were surrendered by employees in payment for the minimum required withholding taxes.

Performance Graph

The following performance graph compares the performance of our common stock during the five-year period from December 31, 2009 through December 31, 2014 with the performance of the NASDAQ Composite Index and the SNL Property & Casualty Insurance Index. The graph plots the changes in value of an initial $100 investment over the indicated time periods, assuming all dividends are reinvested. The stock price performance shown on the following graph is not intended to predict or be indicative of future price performance.

	For the Years Ended December 31,
Index	2009	2010	2011	2012	2013	2014
Argo Group International Holdings, Ltd.	$100.00	$130.50	$102.53	$120.84	$186.66	$225.77
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Property & Casualty Insurance Index	100.00	119.24	120.55	142.31	188.53	216.52

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

	For the Years Ended December 31,
(in millions, except per share amounts)	2014	2013	2012	2011	2010
Statement of Operations Data
Gross written premiums	$1,905.4	$1,888.4	$1,745.7	$1,544.8	$1,527.1
Earned premiums	1,338.1	1,303.8	1,186.5	1,082.0	1,211.6
Net investment income	86.6	100.0	118.8	125.8	133.6
Total revenue	1,518.7	1,475.1	1,331.0	1,258.4	1,384.5
Net income (loss)	183.2	143.2	52.3	(81.9)	86.7
Net income (loss) per diluted common share (a)	6.90	5.14	1.83	(2.74)	2.64
Cash dividends declared per common share (a)	0.69	0.59	0.44	0.44	0.44
Balance Sheet Data
Invested assets	$4,097.9	$4,079.2	$4,200.7	$4,145.7	$4,215.4
Total assets	6,356.3	6,591.0	6,688.9	6,378.3	6,463.9
Other indebtedness	62.0	66.3	63.8	65.5	65.0
Junior subordinated debentures	172.7	193.3	193.3	311.5	311.5
Senior unsecured fixed rate notes	143.8	143.8	143.8	—	—
Shareholders' equity	1,646.7	1,563.0	1,514.1	1,463.0	1,609.6
Other Select data
Cash provided (used) by operating activities	$130.5	$(0.2)	$30.5	$(17.7)	$(3.1)
Book value per share (a)	64.04	58.96	55.22	50.54	52.55
Combined ratio (b)	96.2%	97.5%	104.6%	119.8%	102.7%

(a)

Per share amounts adjusted for the effects of the 10% stock dividend declared in May 2013. Book value per share is calculated by taking total shareholders’ equity divided by total outstanding shares less treasury shares.

(b)	In determining the combined ratio, “Earned premiums” is reduced by the “Other reinsurance-related expense” as management views this transaction as ceded premium.

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

Consolidated Results of Operations

For the year ended December 31, 2014, we reported net income of $183.2 million, or $6.90 per fully diluted share. For the year ended December 31, 2013, we reported net income of $143.2 million, or $5.14 per fully diluted share. For the year ended December 31, 2012, we reported net income of $52.3 million, or $1.83 per fully diluted share.

The following is a comparison of select data from our results of operations:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Gross written premiums	$1,905.4	$1,888.4	$1,745.7
Earned premiums	$1,338.1	$1,303.8	$1,186.5
Net investment income	86.6	100.0	118.8
Net realized investment and other gains	94.0	71.3	25.7
Total revenue	$1,518.7	$1,475.1	$1,331.0
Income before income taxes	216.0	$179.7	$66.7
Provision for income taxes	32.8	36.5	14.4
Net income	$183.2	$143.2	$52.3
Loss ratio	55.9%	57.8%	64.5%
Expense ratio	40.3%	39.7%	40.1%
Combined ratio	96.2%	97.5%	104.6%

The modest increase in gross written premiums for the year ended December 31, 2014 as compared to the same period ended in 2013 was primarily the result of increased premiums in our Excess and Surplus Lines and Commercial Specialty segments, partially offset by a decline in our Syndicate 1200 segment as we continue to experience competition in this segment. All segments were impacted to some degree by increasing competition and, in some cases, declining rates. The increase in consolidated earned premiums for the year ended December 31, 2014 as compared to 2013 was due to increased premiums in the fourth quarter of 2013 which continued into 2014.

Consolidated net investment income decreased for the year ended December 31, 2014 as compared to the same periods ended 2013 and 2012 due primarily to the continued reinvestment at market yields below the portfolio’s book yield and an increased focus on total portfolio returns relative to investment income. Additionally, the decline in consolidated net investment income was impacted by the transfer of invested assets used to settle a quota share reinsurance agreement within our Syndicate 1200 segment. Total invested assets at December 31, 2014 were $4,022.7 million, net of $75.2 million of invested assets attributable to ArgoGlobal Syndicate 1200’s trade capital providers. Total invested assets at December 31, 2013 were $3,991.9 million, net of $87.3 million of invested assets attributable to ArgoGlobal Syndicate 1200’s trade capital providers. Total invested assets at December 31, 2012 were $4,056.8 million, net of $143.9 million of invested assets attributable to such trade capital providers.

The increase in consolidated net realized investment and other gains for the year ended December 31, 2014 as compared to 2013 was primarily attributable to the recognition of a $43.3 million pre-tax gain resulting from the sale of property and increase in value of our other investments, which are accounted for under the equity method of accounting.  Absent these increases, a small amount of gains were recognized on our fixed maturity and equity portfolios.  The increase in consolidated net investment and other gains for the year ended December 31, 2013 as compared to 2012 was primarily driven by $57.7 million in realized gains from our equity portfolio due to a tactical reduction in equities at year end. Net realized gains from the sales of fixed maturity securities were $4.8 million, $13.9 million and $18.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Net realized gains for our other investments were $23.0 million, $8.1 million and $6.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Net realized gains (losses) from the sales of equity investments were $28.6 million, $57.7 million and $(0.1) million for the years ended December 31, 2014, 2013 and 2012, respectively.  Included in consolidated net realized investments gains and other for the year ended December 31, 2014 was a $2.0 million gain resulting from the extinguishment of one of our junior subordinated debentures and a $4.0 million in realized losses resulting from the write-down of an asset held for sale.  Included in consolidated net realized investment and other gains for the years ended December 31, 2014, 2013 and 2012 were write-downs of approximately $2.3 million, $7.8 million and $3.7 million, respectively, from the recognition of other-than-temporary impairments on certain investment securities.

Consolidated losses and loss adjustment expenses were $747.4 million, $742.0 million and $747.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Included in losses and loss adjustment expenses during 2014 were $25.6 million in large losses for the current accident year along with $18.7 million in catastrophe losses resulting from storm activity in the U.S., various hailstorms, Typhoon Rammasum and Hurricane Odile. Partially offsetting these current accident year losses was $37.7 million of net favorable development on prior year accident loss reserves, primarily attributable to favorable development in our general liability line and our Syndicate 1200 liability and property lines, partially offset by unfavorable development in the commercial multi-peril and commercial automobile lines.

Included in losses and loss adjustment expenses during 2013 were $16.8 million in current accident year large losses in our Excess and Surplus Lines, Commercial Specialty and International Specialty segments. There was also $24.6 million in catastrophe losses primarily attributable to storm activity in the U.S. and Germany and flooding in Europe and Canada. Offsetting these 2013 accident year losses was $33.6 million in net favorable loss reserve development on prior accident years, primarily within our general liability lines of business.

Included in losses and loss adjustment expenses for the year ended December 31, 2012 was $75.2 million in catastrophe losses from storm activity in the United States, including Superstorm Sandy and Hurricane Isaac. Partially offsetting these catastrophe losses was $32.9 million in net favorable loss reserve development on prior accident years. The net favorable development was primarily attributable to our general liability, workers compensation and Syndicate 1200 segment property lines, partially offset by unfavorable development in our commercial multi-peril lines.

The following table summarizes the above referenced loss reserve development as respects to prior year loss reserves by line of business for the year ended December 31, 2014:

(in millions)	2013 Net Reserves	Net Reserve Development (Favorable)/Unfavorable	Percent of 2013 Net Reserves
General liability	$924.8	$(50.5)	-5.5%
Workers compensation	337.7	5.6	1.7%
Syndicate 1200 property	172.9	(5.5)	-3.2%
Syndicate 1200 liability	136.9	(12.0)	-8.8%
Commercial multi-peril	171.0	15.5	9.1%
Commercial auto liability	167.0	13.6	8.1%
Reinsurance - nonproportional assumed property	97.9	1.6	1.6%
Syndicate 1200 specialty	35.6	(1.9)	-5.3%
All other lines	63.8	(4.1)	-6.4%
Total	$2,107.6	$(37.7)	-1.8%

In determining appropriate reserve levels for the year ended December 31, 2014, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates.  No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for loss and loss adjustment expenses and record our best estimate.  Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data.  While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent years, this does not imply that more recent accident years’ reserves also will develop favorably; pricing, reinsurance costs, legal environment, general economic conditions including changes in inflation and many other factors impact our ultimate loss estimates.

Consolidated gross reserves for loss and loss adjustment expenses were $3,042.4 million (including $80.3 million of reserves attributable to ArgoGlobal Syndicate 1200’s trade capital providers), $3,230.3 million (including $128.6 million of reserves attributable to the trade capital providers) and $3,223.5 million (including $161.6 million of reserves attributable to the trade capital providers) as of December 31, 2014, 2013 and 2012, respectively. Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

In 2011, we entered into two reinsurance transactions with a special purpose reinsurance company which provided coverage through the issuance of two catastrophe bond transactions. The reinsurance transactions provided coverage for selected events. The initial catastrophe bond cover expired on December 31, 2012. The second catastrophe bond cover expired on December 31, 2013. In accordance with generally accepted accounting principles in the United States (“GAAP”), we accounted for these covers as derivatives, and as such, presented the financial statement impact in “Other reinsurance-related expenses” in our Consolidated Statements of Income. Other reinsurance-related expenses totaled $19.2 million and $27.3 million for the years ended December 31, 2013 and 2012, respectively. As the last of these contracts expired in December 2013, there was no expense recognized in 2014. As management viewed these coverages as reinsurance protection, we treated the financial statement effects of these covers as ceded premium for the purposes of calculating our loss, expense and combined ratios.

Consolidated underwriting, acquisition and insurance expenses were $539.2 million, $510.8 million and $464.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in the consolidated expense ratio for 2014 as compared to 2013 was primarily attributable to increased compensation related costs, coupled with increased consulting and information technology expenses. The decrease in the consolidated expense ratio for 2013 as compared to 2012 was primarily attributable to reduced fixed costs as a percentage of earned premiums, partially offset by increased equity compensation expense due to the impact of the increase in our stock price on cash-settled equity awards.

Consolidated interest expense was $19.9 million, $20.2 million and $23.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. The decline in consolidated interest expense from 2014 as compared to 2013 was the result of the July 2014 extinguishment of a junior subordinated debenture. The decline in consolidated interest expense for the year ended December 31, 2013 as compared to 2012 was due to the redemption in November 2012 of the $118.6 million Capital Trust Securities with proceeds from the senior fixed rate notes, which bear a lower interest rate.

Consolidated foreign currency exchange gains were $7.8 million and $1.7 million for the years ended December 31, 2014 and 2013, respectively, compared to foreign currency exchange losses of $4.3 million for the year ended December 31, 2012. The changes in the foreign currency exchange gains/losses were due to fluctuations of the U.S Dollar, on a weighted average basis, against the currencies in which we transact our business.

The consolidated provisions for income taxes were $32.8 million, $36.5 million and $14.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. The consolidated income tax provision represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the consolidated provision for income taxes represents taxes on net income for our U.S., Ireland, Belgium, Brazil, Switzerland and United Kingdom operations.  The consolidated effective taxes rates were 15.2%, 20.3% and 21.6% for the years ended December 31, 2014, 2013 and 2012, respectively.  The decline in the consolidated effective tax rate for the year ended December 31, 2014 as compared to 2013 and 2012 was primarily attributable to increased income from our Bermuda operations, which is not subject to income taxes.  The decline in the consolidated effective tax rate for the year ended December 31, 2013 as compared to 2012 was primarily attributable to reduced income tax expense for our United Kingdom operations.

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

Excess and Surplus Lines.

The following table summarizes the results of operations for the Excess and Surplus Lines segment:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Gross written premiums	$607.2	$594.2	$513.5
Earned premiums	$485.2	$460.2	$399.3
Losses and loss adjustment expenses	248.0	244.0	223.3
Other reinsurance-related expenses	—	4.9	—
Underwriting, acquisition and insurance expenses	161.6	157.2	143.9
Underwriting income	75.6	54.1	32.1
Net investment income	36.7	42.2	51.1
Interest expense	(6.3)	(6.9)	(9.1)
Income before income taxes	$106.0	$89.4	$74.1
Loss ratio	51.1%	53.6%	55.9%
Expense ratio	33.3%	34.5%	36.0%
Combined ratio	84.4%	88.1%	91.9%
Loss reserves at December 31	$1,165.4	$1,171.8	$1,209.0

The increase in gross written and earned premiums for the year ended December 31, 2014 as compared to the same period in 2013 was primarily attributable to growth in all lines, with the exception of transportation and special property.  We began exiting transportation in 2013 due to reduced profitability. Gross written premiums for special property declined due to increased competition from both U.S. and London markets.  During 2014, all lines within the Excess and Surplus Lines segment have experienced competition and pressure on rates.  The increase in gross written and earned premiums for the year ended December 31, 2013 as compared to the same period in 2012 was primarily attributable to increased underwriting activity and rate increases in virtually all lines, excluding transportation as noted above.

Included in losses and loss adjustment expense for the year ended December 31, 2014 was $2.3 million in catastrophe losses from storm activity in the United States.  Included in losses and loss adjustment expense for the year ended December 31, 2014 was $5.1 million related to current accident year large property and inland marine losses.  Offsetting these current accident year losses was $47.4 million of net favorable loss reserve development on prior accident years primarily due to $63.2 million of favorable development in the general and products liability lines of business.  Partially offsetting this net favorable development was $12.5 million of unfavorable development in commercial automobile lines and $3.3 million in the property lines.

Included in losses and loss adjustment expense for the year ended December 31, 2013 was $4.1 million in catastrophe losses from storm activity in the United States.  Included in losses and loss adjustment expense for the year ended December 31, 2013 was $5.0 million related to current accident year large property losses.  Offsetting these current accident year losses was $43.9 million of net favorable loss reserve development on prior accident years primarily due to $55.8 million of favorable development in the general and products liability lines of business.  Partially offsetting this net favorable development was $11.9 million of unfavorable development in commercial automobile lines.

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

The decline in the expense ratio for the year ended December 31, 2014 as compared to the same period in 2013 was primarily attributable to an increase in ceding commission received coupled with a decline in agent contingent commissions.  Fixed expenses were comparable between the periods.  The decline in the expense ratio for the year ended December 31, 2013 as compared to the same period in 2012 was primarily attributable to the increase in earned premiums, without a corresponding increase in fixed costs.

Commercial Specialty

The following table summarizes the results of operations for the Commercial Specialty segment:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Gross written premiums	$440.2	$419.1	$437.0
Earned premiums	$291.9	$299.0	$317.5
Losses and loss adjustment expenses	189.1	194.0	257.0
Other reinsurance-related expenses	—	0.9	—
Underwriting, acquisition and insurance expenses	103.5	97.4	108.3
Underwriting (loss) income	(0.7)	6.7	(47.8)
Net investment income	18.7	22.8	27.6
Interest expense	(3.2)	(3.8)	(5.9)
Fee (expense) income, net	(2.5)	(4.3)	1.3
Impairment of intangible assets	(3.4)	—	—
Income (loss) before income taxes	$8.9	$21.4	$(24.8)
Loss ratio	64.8%	65.1%	81.0%
Expense ratio	35.4%	32.7%	34.1%
Combined ratio	100.2%	97.8%	115.1%
Loss reserves at December 31	$652.2	$653.4	$660.0

The increase in gross written premiums for the year ended December 31, 2014 as compared to the same period ended 2013 was primarily attributable to increased underwriting in our surety, commercial mining and state funds units.  Partially offsetting these increases was reduced underwriting in our retail business, commercial programs and public entity units due to planned reductions as we exited unprofitable accounts and implemented underwriting initiatives.  The decline in gross written premiums for the year ended December 31, 2013 as compared to 2012 was primarily due to reduced writings in our retail business and public entity units due to planned reductions noted above.  The decline in earned premiums was attributable to the reduced gross written premiums for the years presented.

Included in losses and loss adjustment expense for the year ended December 31, 2014 was $5.7 million in catastrophe losses for storm activity in the United States.  Included in losses and loss adjustment expense for the year ended December 31, 2014 was $2.4 million related to current accident year large losses primarily within the property lines.  Additionally, included in losses and loss adjustment expenses was $6.8 million in net unfavorable loss reserve development on prior accident years, primarily attributable to $19.5 million of unfavorable development in general liability due to increases in claim severity, partially offset by favorable development of $7.9 million of favorable development in short-tail lines and $5.8 million in workers compensation.

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

The increase in the expense ratio for the year ended December 31, 2014 as compared to the same period in 2013 was primarily due to increased corporate and information technology costs and decreasing ceding commissions earned.  The decline in the expense ratio for the year ended December 31, 2013 as compared to 2012 was primarily attributable to a shift of select functions from risk bearing activities to non-risk bearing activities, as we were developing our fee-based business.

As noted above, in 2013 we began to focus on the development of our fee-based operations.  As a result, the expenses associated with the fee-based operations have outpaced the income received for these activities, resulting in net fee expense for the years ended December 31, 2014 and 2013, respectively.

As a result of our annual evaluation of goodwill and other intangible assets, we determined that the goodwill and intangible asset which resulted from a 2010 acquisition were impaired and therefore, they were written-off during the fourth quarter of 2014.

International Specialty

The following table summarizes the results of operations for the International Specialty segment:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Gross written premiums	$290.2	$290.6	$260.2
Earned premiums	$148.3	$142.4	$130.1
Losses and loss adjustment expenses	77.8	79.9	73.5
Other reinsurance-related expenses	—	6.2	9.4
Underwriting, acquisition and insurance expenses	54.5	50.1	43.8
Underwriting income	16.0	6.2	3.4
Net investment income	8.2	8.4	12.3
Interest expense	(3.1)	(3.3)	(4.4)
Income before income taxes	$21.1	$11.3	$11.3
Loss ratio	52.5%	58.7%	60.9%
Expense ratio	36.7%	36.7%	36.2%
Combined ratio	89.2%	95.4%	97.1%
Loss reserves at December 31	$306.3	$295.6	$257.3

The slight decline in gross written premiums for the year ended December 31, 2014 as compared to the same period in 2013 was primarily attributable to declines in our property reinsurance unit due to increased competition and declining rates. Partially offsetting this decline was increased gross written premiums in our casualty, professional liability and Brazil units.  The increase in earned premiums for the year ended December 31, 2014 as compared to 2013 was due to premium growth in the first half of 2014.  Gross written and earned premiums increased for the year ended December 31, 2013 in comparison to the same period in 2012 primarily as a result of continued growth in our Brazil operations and in our excess casualty and professional lines units, while gross written premiums for the property reinsurance lines remained consistent.

Losses and loss adjustment expenses for the year ended December 31, 2014 included $8.2 million in catastrophe losses primarily attributable to hail and other storms. Loss reserve development on prior accident years was negligible.

Losses and loss adjustment expenses for the year ended December 31, 2013 included $16.5 million in catastrophe losses primarily attributable to Canadian and European floods and the German hailstorm. Loss reserve development on prior accident years was negligible.

Losses and loss adjustment expenses for the year ended December 31, 2012 included $24.7 million in catastrophe losses from storm activity in the U.S., including $23.6 million from Superstorm Sandy. In addition, International Specialty experienced $6.0 million in losses related to crop exposures. Partially offsetting these current accident year losses was $7.2 million in net favorable loss reserve development on prior accident years primarily attributable to favorable development in short-tail non-catastrophe losses.

The expense ratios were comparable for the years presented.

Syndicate 1200

The following table summarizes the results of operations for the Syndicate 1200 segment:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Gross written premiums	$566.2	$583.9	$533.4
Earned premiums	$411.1	$401.7	$337.9
Losses and loss adjustment expenses	208.1	208.6	184.0
Other reinsurance-related expenses	—	6.7	7.5
Underwriting, acquisition and insurance expenses	167.8	156.2	133.9
Underwriting income	35.2	30.2	12.5
Net investment income	10.2	11.0	15.3
Interest expense	(3.2)	(3.3)	(3.7)
Fee income (expense), net	1.9	(0.6)	4.0
Income before income taxes	$44.1	$37.3	$28.1
Loss ratio	50.6%	52.8%	55.7%
Expense ratio	40.8%	39.6%	40.5%
Combined ratio	91.4%	92.4%	96.2%
Loss reserves at December 31	$600.0	$777.0	$738.9

In 2014, we decreased our direct participation in the syndicate managed by ArgoGlobal Syndicate 1200 to 69%, down from 79% in both 2013 and 2012, which resulted in a reduction in gross written premiums. Additionally, the decline in gross written premiums for the year ended December 31, 2014 as compared to 2013 was attributable to reductions in the property and general liability lines as we exited certain unprofitable accounts. Partially offsetting these declines were increased gross written premiums in the marine and energy and political risk lines. The Syndicate 1200 segment has been adversely impacted by increased competition in 2014. The increase in earned premiums was due to increased gross written premiums in the fourth quarter of 2013 and continuing into the first half of 2014.  The increase in gross written and earned premiums for the year ended December 31, 2013 as compared to 2012 was primarily attributable to increases in certain liability lines and in the personal accident lines.

Losses and loss adjustment expenses are reported net of losses ceded to the trade capital providers.  Included in losses and loss adjustment expenses for the year ended December 31, 2014 was $2.4 million of catastrophe losses resulting from Hurricane Odile.  Additionally, included in losses and loss adjustment expenses were current accident year losses of $18.1 million resulting from large general liability, aviation and satellite losses.  Offsetting these current accident year losses was $21.9 million in net favorable loss reserve development on prior accident years primarily attributable to $11.9 favorable development in various property classes, $5.5 million favorable development in the liability lines and $4.4 million favorable development in the aerospace and specialty lines.

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

The increase in the expense ratio for the year ended December 31, 2014 as compared to the same period in 2013 was primarily attributable to a decline in ceding commission received from a quota share reinsurance contract that was terminated in 2014, coupled with increased commission expenses due to the current competitive market.  The decline in the expense ratio for the year ended December 31, 2013 as compared to the same period in 2012 was primarily attributable to reduced fixed costs as a percentage of earned premiums.

Fee income (expense), net represents fees and profit commission derived from the management of third party capital for our underwriting syndicate at Lloyd’s.  The fee income, net for the year ended December 31, 2014 was primarily due to the reduced syndicate participation maintained by Argo Group, which resulted in increased commissions for managing the business for the trade capital providers.  The fee expense, net for the year ended December 31, 2013 was primarily due to the allocation of certain compensation expense not borne by the Syndicate.

Run-off Lines

The following table summarizes the results of operations for the Run-off Lines segment:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Earned premiums	$1.6	$0.5	$1.7
Losses and loss adjustment expenses	24.4	15.5	9.8
Underwriting, acquisition and insurance expenses	8.2	4.6	2.8
Underwriting loss	(31.0)	(19.6)	(10.9)
Net investment income	9.7	10.8	12.5
Interest expense	(1.7)	(1.8)	(2.5)
Loss before income taxes	$(23.0)	$(10.6)	$(0.9)

Earned premiums for the years ended December 31, 2014, 2013 and 2012 were primarily attributable to adjustments resulting from final audits, reinstatement premiums and other adjustments on policies previously underwritten.

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

Losses and loss adjustment expenses for the year ended December 31, 2014 included $24.4 million of net unfavorable loss reserve development on prior accident years primarily driven by $13.5 million from our asbestos and environmental exposure and $10.3 million in our run-off workers compensation lines. The unfavorable development from our asbestos and environmental exposures was driven by our primary exposures and our domestic assumed programs. The unfavorable development for our workers compensation lines was the result of increasing medical costs on older claims.

Losses and loss adjustment expenses for the year ended December 31, 2013 included $10.5 million of unfavorable loss reserve development in general liability lines resulting from asbestos exposure. The unfavorable development was driven by increasing defense costs in the primary book of business, higher than expected loss activity in the assumed book of business and commutations and settlements in 2013. Other run-off lines recorded $4.4 million in unfavorable development, including $2.0 million in unfavorable development in medical malpractice liability due to the loss of the New York Liquidation Bureau funding for structured annuity payments.

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

Underwriting, acquisition and insurance expenses for the Run-off Lines segment consists primarily of administrative expenses. Underwriting expense for the year ended December 31, 2014 was favorably impacted by a $1.1 million recovery of a policyholder dividend in the run-off risk management lines, offset by $1.8 million in higher fee and bad debt expenses. Underwriting expense for the year ended December 31, 2013 was reduced by $2.3 million received due to the settlement of a disputed assessment. Underwriting expense for the year ended December 31, 2012 were reduced $2.6 million due to a reduction in insurance assessments. Absent these items, underwriting expenses were comparable for the years presented.

The following table represents a reconciliation of total gross and net reserves for the Run-off Lines. Amounts in the net column are reduced by reinsurance recoverables.

	For the Years Ended December 31,
	2014		2013		2012
(in millions)	Gross	Net	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$57.5	$53.3	$64.6	$58.9	$75.3	$68.2
Incurred losses	15.1	13.5	9.8	11.0	9.4	9.1
Losses paid	(18.7)	(16.4)	(16.9)	(16.6)	(20.1)	(18.4)
Loss reserves - asbestos and environmental, end of year	53.9	50.4	57.5	53.3	64.6	58.9
Risk management reserves	257.1	168.9	264.3	171.5	272.6	191.7
Run-off reinsurance reserves	4.1	4.1	5.8	5.8	14.4	14.4
Other run-off lines	3.4	3.1	4.9	4.6	6.7	6.0
Total loss reserves - Run-off Lines	$318.5	$226.5	$332.5	$235.2	$358.3	$271.0

The following table represents the components of gross loss reserves for the Run-off Lines:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Asbestos:
Direct
Case reserves	$2.5	$1.7	$2.0
Unallocated loss adjustment expense ("ULAE")	1.0	1.3	1.7
IBNR	7.6	6.4	4.3
Total direct written reserves	11.1	9.4	8.0
Assumed domestic
Case reserves	13.2	15.7	18.4
ULAE	1.6	2.2	2.7
IBNR	15.8	15.8	17.4
Total assumed domestic reserves	30.6	33.7	38.5
Assumed London
Case reserves	4.7	5.8	5.9
ULAE	0.2	0.4	0.6
IBNR	1.2	1.4	2.5
Total assumed London reserves	6.1	7.6	9.0
Total asbestos reserves	47.8	50.7	55.5
Environmental:
Case reserves	2.8	3.3	3.5
ULAE	0.1	0.3	0.4
IBNR	3.2	3.2	5.2
Total environmental reserves	6.1	6.8	9.1
Risk management reserves	257.1	264.3	272.6
Run-off reinsurance reserves	4.1	5.8	14.4
Other run-off lines	3.4	4.9	6.7
Total loss reserves - Run-off Lines	$318.5	$332.5	$358.3

We perform an extensive actuarial analysis of the asbestos and environmental reserves on at least an annual basis. We continually monitor the status of the claims and may make adjustments outside the annual review period. The review entails a detailed analysis of our direct and assumed exposure. We consider the indications from the various actuarial methods from the review to determine our best estimate of the asbestos and environmental losses and loss adjustment expense reserves. We primarily relied on a method that projects future reported claims and severities, with some weight given to other methods. This method relies most heavily on our historical claims and severity information, whereas other methods rely more heavily on industry information. The method produces an estimate of IBNR losses based on projections of future claims and the average severity for those future claims. The severities were calculated based on our specific data and in our opinion best reflect our liabilities based upon the insurance policies issued.

The following table represents a reconciliation of the number of asbestos and environmental claims outstanding:

	For the Years Ended December 31,
	2014	2013	2012
Open claims, beginning of the year	1,479	1,784	2,122
Claims closed during the year	415	477	540
Claims opened during the year	211	172	202
Open claims, end of the year	1,275	1,479	1,784

The following table represents gross payments on asbestos and environmental claims:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Gross payments on closed claims	$7.7	$6.7	$10.3
Gross payments on open claims	11.0	10.2	8.8
Total gross payments	$18.7	$16.9	$19.1

Because of the types of coverage within the Run-off Lines of business still being serviced by Argonaut Insurance Company, a significant amount of subjectivity and uncertainty exists in establishing the reserves for losses and loss adjustment expenses. Factors that increase these uncertainties are: (1) lack of historical data, (2) inapplicability of standard actuarial projection techniques, (3) uncertainties regarding ultimate claim costs, (4) coverage interpretations and (5) the judicial, statutory and regulatory environments under which these claims may ultimately be resolved. Significant uncertainty remains as to our ultimate liability due to the potentially long waiting period between exposure and emergence of any bodily injury or property damage and the resulting potential for involvement of multiple policy periods for individual claims. Due to these uncertainties, the current trends may not be indicative of future results. Although we have determined and recorded our best estimate of the reserves for losses and loss adjustment expenses for Run-off Lines, current judicial and legislative decisions continue to broaden liability, expand policy scopes and increase the severity of claims payments. As a result of these and other recent developments, the uncertainties inherent in estimating ultimate loss reserves are heightened, further complicating the already complex process of determining loss reserves. The industry as a whole is involved in extensive litigation over these coverages and liability issues continue to make it difficult to quantify these exposures.

Liquidity and Capital Resources

The primary sources of our cash flows are premiums, reinsurance recoveries, proceeds from sales and redemptions of investments and investment income. The primary cash outflows are claim payments, loss adjustment expenses, reinsurance costs and operating expenses. The nature of insurance is that cash collected for premiums written is invested, interest and dividends are earned thereon and loss and settlement expenses are paid out over a period of years. This period of time varies by line of business and the circumstances surrounding each claim. A substantial portion of our losses and loss expenses are paid out after more than one year. Additional cash outflows occur through payments of underwriting and acquisition costs such as commissions, taxes, payroll and general overhead expenses. Management believes that cash receipts from premiums, proceeds from investment sales and redemptions and investment income are sufficient to cover cash outflows in the foreseeable future. Should the need for additional cash arise, we believe we have access to additional sources of liquidity.

Cash provided (used) by operating activities can fluctuate due to timing difference in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the years ended December 31, 2014 and 2012, cash provided by operating activities was $130.5 million and $30.5 million, respectively, while cash used by operating activities was $0.2 million for the year ended December 31, 2013. For 2014, cash provided by operating activities was primarily due to increased collections on our reinsurance recoverables on paid losses offset by the settlement of our reinsurance payable due to the closing of the Syndicate 1200 segment’s remaining whole account quota share contract covering segment loss reserves for 2009 and prior years of account in addition to the closing of the 2011 year of account. The decrease in cash flows from operations in 2013 compared to 2012 was primarily due to net cash payment of $86.2 million in partial settlement of a whole account quota share contract covering the Syndicate 1200 segment loss reserves for the 2009 and prior years of account. The source of cash used to settle this reinsurance payable was the sale of fixed maturity assets, and is included in the cash from investing activities of our Statements of Cash Flow.

For the years ended December 31, 2014 and 2012, net cash used by investing activities was $121.3 million and $3.7 million, respectively, compared to net cash provided by investing activities of $120.8 million for the year ended December 31, 2013. The decrease in cash flows from investing activities from 2014 to 2103 was mainly the result of the sale of fixed maturity assets used to settle the Syndicate 1200 segment’s reinsurance payable in 2013 and fewer sales of investments in 2014 as cash from operations assisted in meeting operational activities. Also, the increase in cash flows from investing activities from 2012 to 2013 was mainly the result of the sale of fixed maturity assets used to settle the Syndicate 1200 segment’s reinsurance payable. As of December 31, 2014, 2013 and 2012, $275.8 million, $351.6 million and $234.3 million, respectively, of the investment portfolio were invested in short-term investments.

For the years ended December 31, 2014, 2013 and 2012, net cash used by financing activities was $82.4 million, $59.5 million and $33.8 million, respectively. During 2014, 2013 and 2012, we repurchased approximately 1.0 million, 1.1 million and 1.5 million shares, respectively, of our common shares for a total cost of $50.8 million, $46.5 million and $44.2 million, respectively. We paid dividends to our shareholders totaling $18.2 million, $15.8 million and $12.3 million during the years ended December 31, 2014, 2013 and 2012, respectively. During 2014, we paid $18.0 million for the extinguishment of one of our fixed rate trust preferred securities. Additionally, during 2012, we used $117.2 million for the redemption of two of our fixed rate trust preferred securities and received $138.7 million in net cash proceeds from the issuance of senior unsecured fixed rate notes.

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

In addition, our ability to receive dividends from our downstream subsidiaries is subject to the ability of each parent corporation within the corporate ownership structure to receive dividends from its respective subsidiary(ies), based upon the subsidiary’s domiciliary regulations. Argo Re is the primary direct subsidiary of Argo Group and is subject to Bermuda insurance laws. Argo Ireland is indirectly owned by Argo Re and is a mid-level holding company subject to Irish laws, and its primary subsidiary is Argo Group US, Inc. Argo Group US, Inc. is a mid-level holding company subject to Delaware laws. Argo Group US, Inc. is the parent of all of our U.S. insurance subsidiaries.

For the year ended December 31, 2014, Argo Re paid a cash dividend of $40.9 million to Argo Group which was used to repay an intercompany note. For the year ended December 31, 2014, Argo Group US, Inc. received dividends of $55.2 million from Colony, $48.8 million from Argonaut Insurance Company and $20.0 million from Rockwood.

The payment of dividends by Argo Re is limited under Bermuda insurance laws which require Argo Re to maintain certain measures of solvency and liquidity. As of December 31, 2014, the unaudited statutory capital and surplus of Argo Re was estimated to be $1,278.3 million and the amount required to be maintained was estimated to be $340.9 million, thereby allowing Argo Re the potential to pay dividends or capital distributions within the parameters of the solvency and liquidity margins. We believe that the dividend and capital distribution capacity of Argo Re will provide us with sufficient liquidity to meet the operating and debt service commitments, as well as other obligations.

During 2015, Argo Group US, Inc. may be permitted to receive dividends from its subsidiaries as follows: Colony – $71.7 million, Argonaut Insurance Company – $39.1 million and Rockwood – $13.3 million. Business and regulatory considerations may impact the amount of dividends actually paid and prior approval of dividend payments may be required.

On March 7, 2014, each of Argo Group, Argo Group US, Inc., Argo International Holdings Limited, and Argo Underwriting Agency Limited (the “Borrowers”) entered into a $175.0 million Credit Agreement (“New Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The New Credit Agreement replaced and terminated the original $150.0 million Credit Agreement. The New Credit Agreement provides for a $175.0 million revolving credit facility with a maturity date of March 7, 2018 unless extended in accordance with the terms of the New Credit Agreement. Borrowings under the New Credit Agreement may be used for general corporate purposes, including working capital and permitted acquisitions, and each of the Borrowers has agreed to be jointly and severally liable for the obligations of the other Borrowers under the New Credit Agreement.

The New Credit Agreement contains customary events of default. If an event of default occurs and is continuing, the Borrowers could be required to repay all amounts outstanding under the New Credit Agreement. Lenders holding at least a majority of the loans and commitments under the New Credit Agreement may elect to accelerate the maturity of the loans and/or terminate the commitments under the New Credit Agreement upon the occurrence and during the continuation of an event of default. No defaults or events of defaults have occurred as of the date of this filing.

Included in the New Credit Agreement is a provision that allows up to $17.5 million of the revolving credit facility to be used for letters of credit (“LOCs”), subject to availability. On March 7, 2014, the $0.2 million LOC outstanding under the original $150.0 Credit Agreement was transferred to the New Credit Agreement. As of December 31, 2014, there were no borrowings outstanding and $0.2 million in LOCs against the New Credit Facility.

We have two additional LOC facilities totaling $500.0 million that allow us to provide LOCs to our ceding companies if such LOC is required under the terms of the contract and Lloyd’s to be filed on behalf of Argo (No. 604) Limited, our corporate member at Lloyd’s. All of the facilities require us to provide collateral in the form of fixed maturity securities or cash to the issuing bank as security for the outstanding LOCs. We also have a previously issued facility that has since been canceled under which we still have outstanding LOCs. We no longer have the ability to issue new LOCs from this facility. We must transfer eligible assets to collateral accounts prior to each respective bank issuing an LOC. Since eligible assets include fixed maturity investments, such securities need not be sold in order to qualify as eligible collateral. At December 31, 2014, we have pledged assets with a fair value of $56.3 million to support outstanding LOCs.

LOCs have been filed with Lloyd’s by trade capital providers as part of the terms of whole account quota share reinsurance contracts entered into by the trade capital providers. In the event such LOCs are funded, the outstanding balance would be the responsibility of the trade capital providers.

Under certain insurance programs (i.e., large deductible programs and surety bonds) and various reinsurance agreements, collateral and LOCs are held for our benefit to secure performance of insureds and reinsurers in meeting their obligations. At December 31, 2014, the amount of such collateral and LOCs held under insurance and reinsurance agreements were $550.3 million and $359.4 million, respectively. Collateral can be provided in the form of trust accounts. As we are the beneficiary of these trust accounts only to secure future performance, these amounts are not reflected in our Consolidated Balance Sheets. Collateral provided by an insured or reinsurer may exceed or fall below their total outstanding obligation.

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

On July 16, 2014, Argo Group US, Inc. purchased the outstanding PXRE Capital Trust V $20,000,000 Junior Subordinated Debt Securities (“Capital Trust V”) at a discount equal to 90.0% of the principal amount plus accrued and unpaid interest through the date of purchase for a total price of $18.2 million. As of December 31, 2014, the Capital Trust V has not yet been redeemed and interest will continue to accrue and be paid until the redemption date. In accordance with ASC Topic 405, “Liabilities,” we have eliminated the outstanding debt, associated interest and intercompany balances related to the purchase of the Capital Trust V since the purchase was made by Argo Group Us, Inc. In essence, this reduces our outstanding debt related to the Junior Subordinated Debentures.

A summary of our outstanding junior subordinated debentures at December 31, 2014 is presented below:

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Redeemable	Rate Structure	Interest Rate at December 31, 2014	Amount
Argo Group
05/15/2003	PXRE Capital Statutory Trust II	05/15/2033	05/15/2008	3M LIBOR + 4.10%	4.33%	$18.1
11/06/2003	PXRE Capital Trust VI	09/30/2033	09/30/2008	3M LIBOR + 3.90%	4.16%	10.3
Argo Group US
05/15/2003	Argonaut Group Statutory Trust I	05/15/2033	05/15/2008	3M LIBOR + 4.10%	4.33%	15.5
12/16/2003	Argonaut Group Statutory Trust III	01/08/2034	01/08/2009	3M LIBOR + 4.10%	4.33%	12.3
04/29/2004	Argonaut Group Statutory Trust IV	04/29/2034	04/29/2009	3M LIBOR + 3.85%	4.08%	13.4
05/26/2004	Argonaut Group Statutory Trust V	05/24/2034	05/24/2009	3M LIBOR + 3.85%	4.08%	12.3
05/12/2004	Argonaut Group Statutory Trust VI	05/12/2034	06/01/2009	3M LIBOR + 3.80%	4.04%	13.4
09/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	09/17/2009	3M LIBOR + 3.60%	3.84%	15.5
09/22/2004	Argonaut Group Statutory Trust VIII	09/22/2034	09/22/2009	3M LIBOR + 3.55%	3.80%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	12/15/2009	3M LIBOR + 3.60%	3.84%	15.5
09/15/2005	Argonaut Group Statutory Trust X	09/15/2035	09/15/2010	3M LIBOR + 3.40%	3.64%	30.9
	Total Outstanding					$172.7

We assumed debt through the acquisition of ArgoGlobal Syndicate 1200. These notes are unsecured. All are redeemable subject to certain terms and conditions at a price up to 100% of the principal plus accrued and unpaid interest. Interest on the U.S. Dollar and Euro notes is due semiannually and quarterly, respectively. A summary of the notes outstanding at December 31, 2014 is presented below:

(in millions)
Issue Date	Currency	Maturity	Redeemable	Rate Structure	Interest Rate at December 31, 2014	Amount
12/08/2004	U.S. Dollar	11/15/2034	12/08/2009	6 month LIBOR + 4.2%	4.53%	$6.5
09/06/2005	Euro	08/22/2035	09/06/2010	3 month LIBOR + 4.0%	4.08%	14.9
10/31/2006	U.S. Dollar	01/15/2036	01/15/2011	6 month LIBOR + 4.0%	4.33%	10.0
10/31/2006	Euro	11/22/2036	10/31/2011	3 month LIBOR + 4.0%	4.08%	13.1
06/08/2007	Euro	09/15/2037	06/08/2012	3 month LIBOR + 3.9%	3.98%	16.8
						$61.3

Throughout 2014, 2013 and 2012, we had no preferred shares outstanding.

For the year ended December 31, 2014, our Board declared quarterly dividends in the aggregate amount of $0.69 per share. Cash dividends paid for the year ended December 31, 2014 totaled $18.2 million. On February 17, 2015, our Board declared a quarterly cash dividend in the amount of $0.20 on each share of common stock outstanding. The dividend will be paid on March 19, 2015 to shareholders of record at the close of business on March 2, 2015. In addition, our Board declared a 10% stock dividend, payable on March 16, 2015, to shareholders of record at the close of business on March 2, 2015.  The cash dividend will be paid on the adjusted number of common shares outstanding. The declaration and payment of future dividends to our shareholders is at the discretion of our Board and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by our Board.

On November 5, 2013, our Board authorized the repurchase of up to $150.0 million of our common shares (“2013 Repurchase Authorization”). The 2013 Repurchase Authorization supersedes all the previous repurchase authorizations. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of December 31, 2014, availability under the 2013 Repurchase Authorization for future repurchases of our common shares was $92.8 million.

We invest excess cash in a variety of investment securities. As of December 31, 2014, our investment portfolio consisted of 69.3% fixed maturities, 11.9% equity securities, 12.1% other investments and 6.7% short-term investments (based on fair value) compared to 69.0% fixed maturities, 13.1% equity securities, 9.3% other investments and 8.6% short-term investments as of December 31, 2013. We classify the majority of our investment portfolio as available-for-sale; resulting in these investments being reported at fair market value with unrealized gains and losses, net of tax, being reported as a component of shareholders’ equity. At December 31, 2014, no investments were designated as trading. No issuer (excluding United States Government and United States Governmental agencies) of fixed maturity or equity securities represents more than 2.6 % of shareholders’ equity at December 31, 2014.

Our insurance and reinsurance subsidiaries require liquidity and adequate capital to meet ongoing obligations to policyholders and claimants and fund operating expenses. During the year ended December 31, 2014, cash flow provided by operations was $130.5 million. Based on current premium volumes and other measures of capital deployed in our business, we determined we had excess capital and, therefore, returned capital to our shareholders through the share buy-back program and through dividend payments to our shareholders. We believe our liquidity generated from operations and, if required, from our investment portfolio, will be sufficient to meet our obligations for the foreseeable future. We believe we have access to various sources of liquidity including cash, investments and the ability to borrow under our revolving credit facility. Additionally, we continue to have access to the debt and equity markets, though we currently do not foresee needing access to these sources of capital.

We believe we maintain sufficient liquidity to pay claims and expenses, as well as satisfy our commitments in the event of unforeseen events such as reinsurer insolvencies, inadequate premium rates or reserve deficiencies.

We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position. Increases in the costs of this program, or the failure of our reinsurers to meet their obligations in a timely fashion, may have a negative impact on liquidity.

Transactions with Related Parties

The discussion of transactions with related parties is included in Note 24, “Transactions with Related Parties” in the Notes to the Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Data” beginning on page F-1.

Off-Balance Sheet Arrangements

We have committed to invest up to a total of $359.0 million in a series of private equity related limited partnerships, of which $286.1 million was funded and included in other invested assets in our consolidated balance sheet. As of December 31, 2014, we have a remaining obligation to the partnerships to invest up to an additional $72.9 million, which can be called at any time. We have not recorded this commitment in our consolidated financial statements. The investment will be recorded at such time as the capital partnership requires the additional investment. Additionally, we have not recorded the liabilities for our operating leases in our consolidated financial statements.

Other than as described in the immediately preceding paragraph, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K at December 31, 2014.

Contractual Obligations

Our estimated contractual obligations and commitments as of December 31, 2014 were as follows:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Thereafter
Long-term debt:
Junior subordinated debentures (1)	$309.5	$7.0	$14.0	$14.6	$273.9
Senior unsecured fixed rate notes (2)	403.0	9.3	18.7	18.7	356.3
Floating rate loan stock (3)	115.8	2.5	5.1	5.1	103.1
Note payable	0.6	—	—	—	0.6
Operating leases	51.7	11.1	17.3	13.9	9.4
Purchase obligations (4)	70.9	10.8	23.0	24.4	12.7
Contingent consideration for asset purchase (5)	6.5	—	6.5	—	—
Other long-term liabilities:
Claim payments (6)	3,042.4	874.8	1,034.1	469.3	664.2
Multi-year reinsurance contract (7)	79.5	26.5	53.0	—	—
Catastrophe bond program	70.6	22.0	43.3	5.3	—
Partnership commitments (8)	72.9	72.9	—	—	—
Total contractual obligations	$4,223.4	$1,036.9	$1,215.0	$551.3	$1,420.2

(1)	Interest only on Junior Subordinated Debentures through 2033. Interest calculated based on the rate in effect at December 31, 2014. Principal due beginning May 2033.
(2)	Interest only on Senior Unsecured Fixed Rate Notes through 2042. Interest calculated based on the rate in effect at December 31, 2014. Principal due September 2042.
(3)	Interest only on Floating Rate Loan Stock through 2034. Interest calculated based on the rate in effect at December 31, 2014. Principal due beginning November 2034.
(4)	Purchase obligations consist primarily of software, hardware and equipment servicing and software licensing fees.
(5)	Contingent consideration for asset purchases is estimated at the maximum payout if profit targets are met.
(6)

Claim payments do not have a contractual maturity; exact timing of claim payments cannot be predicted with certainty. The above table estimates timing of claim payments based on historical payment patterns and excludes the benefits of reinsurance recoveries.

(7)

Multi-year reinsurance contract’s base terms, as reflected in the above table, include premium per annum of $26.5 million during the remaining coverage period of January 1, 2015 to December 31, 2017. Based on the loss results of risks covered by the contract, additional annual premium installments ranging between $13.0 million and $39.0 million may be due beginning January 1, 2015. The contract contains an early termination clause whereby we may terminate the contract at December 31, 2015 or December 31, 2016, subject to meeting certain contractual stipulations.

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

Critical Accounting Estimates

Reserves for Losses and Loss Adjustment Expenses

We establish reserves for the estimated total unpaid costs of losses including loss adjustment expenses (“LAE”), for losses that occurred in 2014 and prior.  Unless otherwise specified below, the term “loss reserves” encompasses reserves for both losses and LAE.  Loss reserves reflect management’s best estimate of the total cost of (i) claims that have been incurred, but not yet paid and (ii) IBNR claims.  Loss reserves established are not an exact calculation of our liability.  Rather, loss reserves represent management’s best estimate of our liability based on application of actuarial techniques and other projection methodologies and taking into consideration other facts and circumstances known at the balance sheet date.  The process of establishing loss reserves is complex and necessarily imprecise, as it involves using judgment that is impacted by many internal and external variables such as past loss experience, current claim trends and the prevailing social, economic and legal environments.  In determining loss reserves, we give careful consideration to all available data and actuarial analyses and this process involves significant judgment.

The relevant factors and methodologies used to estimate loss reserves vary significantly by product line due to differences in loss exposure and claim complexity. Much of our business is underwritten on an occurrence basis, meaning that there may be a significant time lag between the event that gives rise to a claim and the date on which the claim is reported to us, which can also result in additional time being required to resolve the claim. During these time lags, which can span several years for complex claims, new facts and information specific to the claim become known to us, and general econometric and societal trends including inflation continue to change, requiring us to refine our loss reserve estimates on a regular basis. We apply a strict regimen to assure that review of these facts and trends occurs on a timely basis so that this information can be factored into our estimate of future liabilities. However, due to the number and potential magnitude of these variables, actual paid losses in future periods may differ materially from our estimates as reflected in current reserves. These differences can be favorable or unfavorable. More precise estimation of loss reserves is also hindered by the effects of growth in a line of business and uncertainty as to how new business performs over time. In addition to reserving for known claim events, we also establish loss reserves for IBNR. Loss reserves for IBNR are set using our actuarial estimates for events that have occurred as of the balance sheet date but have yet been reported to us. Estimation of IBNR loss reserves is subject to significant uncertainty.

Following is a summary of gross and net loss reserves we recorded by line of business:

	December 31, 2014		December 31, 2013
(in millions)	Gross	Net	Gross	Net
General liability	$1,355.8	$913.0	$1,341.0	$924.8
Workers compensation	536.8	327.9	541.3	337.7
Syndicate 1200 liability	295.5	202.4	392.8	172.9
Syndicate 1200 property	130.1	99.2	264.8	136.9
Commercial multi-peril	198.3	164.6	203.7	171.0
Commercial auto liability	165.2	158.3	172.6	167.0
Reinsurance - nonproportional assumed property	105.9	79.7	124.0	97.9
Syndicate 1200 specialty	30.4	18.7	74.5	35.6
All other lines	224.4	173.3	115.6	63.8
Total reserves	$3,042.4	2,137.1	$3,230.3	$2,107.6

Loss Reserve Estimation Methods

The process for estimating our loss reserves begins with the collection and analysis of claim data.  The data collected for actuarial analyses includes reported claims, paid losses and case reserve estimates sorted by the year the loss occurred.  The data sets are sorted into homogeneous groupings, exhibiting similar loss and exposure characteristics.  We primarily use internal data in the analysis but also consider industry data in developing factors and estimates.  We analyze loss reserves on a quarterly basis.

We use a variety of actuarial techniques and methods to determine loss reserves for all lines of business.  Each such method has its own set of assumptions and outputs, and each has strengths and weaknesses in different areas.  Since no single estimation method is superior to another method in all situations, the methods and assumptions used to project loss reserves will vary by line of business.  We use what we believe to be the most appropriate set of actuarial methods and assumptions for each product line grouping.  While the loss projection methods may vary by product line, the general approach for calculating IBNR remains the same: ultimate losses are forecasted first, and that amount is reduced by the amount of cumulative paid claims and case reserves.

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

For long-tail lines such as general liability and automobile liability, the starting point for determining ultimate losses is initially the expected loss ratio method.  The time lag for reporting claims is greater in liability lines of business than it is in short-tail lines.  Facts and information are frequently not complete at the time case reserves are established, and because protracted litigation is sometimes involved potentially creating additional uncertainty in final settlement amounts, case reserves alone are an insufficient measure of the ultimate loss costs.  Due to the variability in the timing of receipt and completeness of case reserve data, loss experience is not deemed fully credible for several years.  At the end of the accident year, we rely primarily on the BF methods and continue to rely on those methods for several years.  We assign greater weight to the paid and incurred development methods as the data matures.

Workers compensation is also a long-tail line of business.  An expected loss ratio method is used for the initial evaluations of an accident year, followed by paid and incurred BF loss development methodologies as well as paid and incurred development methods as the data matures.  Loss development for workers compensation spans many years.  However, a significant portion of the outstanding reserves correspond to scheduled annuity payments and are not subject to extreme volatility.  The portion of reserves that is not scheduled or annuitized is subject to potentially large variations in ultimate loss cost due to the uncertainty of medical cost inflation.  Sources of medical cost inflation include increased utilization, new and more expensive medical testing procedures and increased utilization and cost of prescription drugs.

We have a Run-off Lines segment that includes reserves for asbestos, environmental and other latent exposures.  These latent exposures are typically characterized by extended periods of time between the dates we first became exposed to a loss, a claim was reported and the claim is resolved.  For our Run-off Lines segment long-tail loss reserves, there is significant uncertainty involved in estimating reserves for asbestos, environmental and other latent injury claims.  We use several methods to estimate reserves for these claims including an approach that projects future calendar period claims and severities, a report year method which estimates loss reserves based on the pattern and magnitude of reported claims and ground-up analysis that relies on an evaluation of individual policy terms and conditions.  We also consider survival ratio and market share methods which compare our level of loss reserves and loss payments to that of the industry for similar exposures.  We apply greatest weight to the method that projects future calendar period claims and severities because we believe it best captures the unique claim reporting and severity characteristics of the underlying exposures and loss development potential.  We perform a full review of our Run-off Lines asbestos, environmental and other latent exposures loss reserves at least once a year and review loss activity quarterly for significant changes that might impact management’s best estimate.

Each business segment is analyzed individually, with development characteristics for each short-tail and long-tail line of business identified and applied accordingly.  In comparing loss reserve methods and assumptions used at December 31, 2014 as compared with methods and assumptions used at December 31, 2014, management has not changed or adjusted methodologies or assumptions in any significant manner.

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

In addition to the previously described general uncertainties encountered in estimating loss reserves, there are significant additional uncertainties in estimating the amount of our potential losses from asbestos and environmental claims.  Loss reserves for asbestos and environmental claims normally cannot be estimated with traditional loss reserving techniques that rely on historical accident year development factors due to the uncertainties surrounding these types of claims.  Among the uncertainties impacting the estimation of such losses are:

•	potentially long waiting periods between exposure and emergence of any bodily injury or property damage;
•	difficulty in identifying sources of environmental or asbestos contamination and in properly allocating responsibility and/or liability for environmental or asbestos damage;
•	changes in underlying laws and judicial interpretation of those laws;
•	potential for an environmental or asbestos claim to involve many insurance providers over many policy periods;
•	long reporting delays from insureds to insurance companies;
•	historical data concerning asbestos and environmental losses which is more limited than historical information on other types of claims;
•	questions concerning interpretation and application of insurance coverage; and
•	uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

Case reserves and expense reserves for costs of related litigation have been established where sufficient information has been developed.  Additionally, IBNR has been established to cover additional exposure on known and unknown claims.

We underwrite environmental and pollution coverage on a limited number of policies and underground storage tanks.  We establish loss reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for us.

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

Major factors contributing to uncertainty in loss reserve estimates for general liability include reporting lags (i.e., the length of time between the event triggering coverage and the actual reporting of the claim), the number of parties involved in the underlying tort action, events triggering coverage that are spread over multiple time periods, the inability to know in advance what actual indemnity costs will be associated with an individual claim, the potential for disputes over whether claims were reasonably foreseeable and intended to be covered at the time the contracts were underwritten and the potential for mass tort claims and class actions.  Generally, claims with a longer reporting lag time are characterized by greater inherent risk of uncertainty.

Examples of loss and LAE risk factors associated with general liability claims that can change over time and result in adjustments to loss reserves include, but are not limited to, the following:

Claims risk factors:

•	Changes in claim handling procedures;
•	Changes in policy provisions or court interpretation of such provisions;
•	New theories of liability;
•	Trends in jury awards;
•	Changes in the propensity to sue, in general and with specificity to particular issues;
•	Changes in statutes of limitations;
•	Changes in the underlying court system;
•	Changes in tort law;
•	Shifts in law suit mix between U.S. federal and state courts; and
•	Changes in inflation.

Book of Business risk factors:

•	Changes in policy provisions (e.g., deductibles, policy limits, endorsements);
•	Changes in underwriting standards; and
•	Product mix (e.g., size of account, industries insured, jurisdiction mix).

Actuarial methods used to forecast ultimate liabilities for general liability are adjusted to take into consideration the uncertainties related to handling claims expected to remain open for an extended period of time as well as the Claims and Book of Business risk factors noted above.

Workers Compensation

Workers compensation is generally considered a long-tail coverage as it takes a relatively long period of time to finalize claims from a given accident year.  Certain payments, such as initial medical treatment or temporary wage replacement for the injured worker, are generally disbursed quickly.  Other payments are made over the course of several years, such as awards for permanent partial injuries.  Some payments continue to take place throughout the injured worker’s life, such as permanent disability benefits and on-going medical care.  Although long-tail in nature, claims generally are not subject to long reporting lags, settlements are generally not complex and most of the liability exposure is characterized by high frequency and moderate severity.  The largest reserve risks are generally associated with low frequency, high severity claims that require lifetime coverage for medical expense arising from a worker’s injury.

Examples of loss and LAE risk factors that can change over time and cause workers compensation loss reserves to fluctuate include, but are not limited to, the following:

Indemnity claims risk factors:

•	Time required to recover from the injury;
•	Degree of available transitional jobs;
•	Degree of legal involvement;
•	Changes in the interpretations and processes of the workers compensation commissions’ oversight of claim;
•	Future wage inflation for U.S. states that index benefits;
•	Changes in the administrative policies of second injury funds; and
•	Changes in benefit levels.

Medical claims risk factors:

•	Changes in the cost of medical treatments, including prescription drugs, and underlying fee schedules;
•	Frequency of visits to health providers;
•	Number of medical procedures given during visits to health providers;
•	Types of health providers used;
•	Type of medical treatments received;
•	Use of preferred provider networks and other medical cost containment practices;
•	Availability of new medical processes and equipment;
•	Changes in life expectancy;
•	Changes in the use of pharmaceutical drugs; and
•	Degree of patient responsiveness to treatment.

Book of Business risk factors:

•	Injury type mix;
•	Changes in underwriting standards; and
•	Changing product mix based on insured demand.

Syndicate 1200 Liability and Property

Our Syndicate 1200 segment loss reserves are analyzed quarterly by internal staff at ArgoGlobal Syndicate 1200.  Additionally, we employ an independent actuary to conduct a detailed review of loss reserves annually.  Management’s estimate of reserves is based on the internal study.  The external study is completed to support the actuarial opinion for Lloyd’s reporting.

We use several approaches and actuarial techniques to project gross and net loss reserves.  For property lines of business, we review our loss reserves considering the underlying claims.  We use paid and incurred loss development as our primary methods for determining ultimate losses.  Additionally, we consider expected loss ratios, pricing trends and any other variations in the business underwritten, including changes in underlying terms and conditions.  Catastrophic claim liabilities and other large losses are inherently more volatile than attritional losses; therefore, we use other loss forecasting methodologies.  For known catastrophic claims, we initially rely on industry estimates and information from third-party modeling software to determine our exposure.  As catastrophic events mature, specific claim information we receive is used to refine our initial loss estimate.  After approximately four to six months from the date of the catastrophic event, our reported losses relative to the event are assigned significant credibility.  However, it may be several years before ultimate loss amounts are fully known as disputes over policy coverage or the relevant law governing a claim cause uncertainty in the estimation of outcomes.  The observed large loss patterns are subsequently adjusted by changes in underlying exposures and risk characteristics.

For the long-tail lines underwritten by ArgoGlobal Syndicate 1200, such as professional indemnity and general liability, it may be several years before claims are fully advised and settled.  The large time lag involved for reporting and settling claims introduces a large amount of uncertainty into the loss estimation process.  Loss experience is not deemed fully credible for several years.  Until the time that an underwriting year of account is closed, we use an expected loss ratio method to determine ultimate losses, supplemented by paid and incurred BF loss development methods, to the extent that the reported loss data matures and is considered credible.

We perform our loss reserve analysis on a syndicate basis, which represents 100% of the business underwritten by the syndicate.  We use reinsurance to cede a proportion of its premium income and incurred losses to reinsurers.  The percentage of the cession differs for each underwriting year of account.  The reinsurers’ share of provisions for claims is based on calculated amounts of outstanding claims and projections for IBNR, net of estimated unrecoverable amounts.  ArgoGlobal Syndicate 1200 evaluates the reinsurance program in place for the class of business, claims experience for the year and security rating of the reinsurance companies involved.

Commercial Multiple Peril

Commercial multiple peril lines insure a combination of property and liability exposures, and therefore, include both short and long-tail coverage.  Property coverage claims are generally resolved in a short period of time, while liability coverage claims generally require more time to resolve.  The risk of fluctuation in loss reserves for this line is predominately associated with liability coverage with risk factors similar to other general liability lines described above.

Because commercial multiple peril lines involve both short-tail and long-tail coverage, we give weight to different methodologies in deriving estimated loss reserves based on the coverage being evaluated.  In general, paid and incurred loss development methods are used to forecast property losses.  For liability losses, due to the Claims and Book of Business risk factors described in the General Liability section above, we use several loss reserving methods to capture the development characteristics associated with these lines of business.  Paid and incurred loss development, paid and incurred BF methods and a loss frequency/severity method are used in deriving estimated loss reserves.

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

Claims risk factors:

•	Trends in jury awards;
•	Changes in the underlying court system;
•	Changes in case law;
•	Litigation trends;
•	Subrogation opportunities;
•	Changes in claim handling procedures;
•	Frequency of visits to health providers;
•	Number of medical procedures given during visits to health providers;
•	Types of health providers used;
•	Types of medical treatments received;
•	Changes in cost of medical treatments; and
•	Degree of patient responsiveness to treatment.

Book of Business risk factors:

•	Changes in policy provisions (e.g., deductibles, policy limits, endorsements, etc.);
•	Changes in mix of insured vehicles; and
•	Changes in underwriting standards.

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

The loss estimation process often begins with the identification of events with characteristics similar to the recent catastrophe (geographic location, wind speed, damageability, etc.), which then results in a list of the expected losses by contract from our proprietary risk management system.  Third-party modeling software is embedded in our proprietary risk management system.

Concurrently, underwriting teams employ a market share approach as well as perform a thorough contract by contract analysis to identify potential changes to the expected loss estimates including IBNR by contract.  The results of this initial process are updated when additional information is available.  This information comes in the form of publicly available announcements, informal contact with brokers and/or clients, submission data and formal claim notices.  As catastrophic events mature and reporting loss methods become more credible, usually six to twelve months after the event, more credibility can be assigned to actuarial methods implementing historical patterns.  In evaluating the loss estimates for catastrophic events, we use internal databases to establish projected reporting and payment patterns.  Industry patterns from the Reinsurance Association of America (“RAA”), an insurance industry organization, are also employed.

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

The following discussion includes disclosure of possible variations from current estimates of loss reserves due to a change in certain key assumptions.  Each of the impacts described below is estimated individually, without consideration for any correlation among other key assumptions or among lines of business.  Therefore, it could be misleading to take each of the amounts described below and add them together in an attempt to estimate volatility for reserves in total.  The estimated variations in reserves due to changes in key assumptions discussed below are a reasonable estimate of possible variations that may occur in the future, likely over a period of several calendar years.  It is important to note that the variations discussed herein are not exhaustive and are not meant to be a worst or best case scenario, and therefore, it is possible that future variations may be more than amounts discussed below.

Recorded gross reserves for general liability were $1,355.8 million, with approximately 4% of that amount related to run-off asbestos and environmental exposures as of December 31, 2014.  For general liability losses relating to ongoing operations, reported loss development patterns are a key assumption for this line of business.  Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g., construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims.  We have reviewed the historical variation in reported loss development patterns for general liability losses deriving from continuing operations.  If the reported loss development patterns change by 10%, a change that we have experienced in the past and that management considers possible, the estimated net reserve could change by $60.0 million, in either direction.

Similar to general liability, commercial multiple peril reserves are affected by reported loss development pattern assumptions.  Recorded gross reserves for commercial multiple peril business were $198.3 million as of December 31, 2014.  If the development patterns underlying our net reserves for this line of business change by 10%, the estimated net reserve could change by $10.0 million, in either direction.

Recorded gross reserves for workers compensation were $536.8 million as of December 31, 2014.  The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation.  Loss development patterns are dependent on medical cost inflation.  Approximately 60% of the workers compensation net reserves are related to future medical costs.  A review of National Council on Compensation Insurance data suggests that the annual growth in industry medical claim costs has varied from -2% to +13% since 1991.  Across the entire reserve base, a 1% change in calendar year medical inflation could change the estimated net reserve by $20.0 million, in either direction.

Recorded gross reserves for commercial auto liability were $165.2 million as of December 31, 2014.  A key assumption for commercial lines auto liability is the annual loss cost trend, particularly the severity trend component of loss costs.  A 3% change in assumed annual severity is within the range of our historical experience and which management considers possible.  A 3% change in assumed annual severity could change the estimated net reserve by $25.0 million, in either direction.

Recorded gross reserves for the Syndicate 1200 segment were $600.0 million as of December 31, 2014.  Estimation of our international liability reserves are subject to late emergence and mix shifts between smaller, more routine claims and larger, more complex claims.  Our international property reserves are analyzed by the characteristics of the underlying exposures.  Property loss reserves are characterized by relatively short periods between occurrence, reporting, determination of coverage and ultimate claims settlement.  These property loss reserves tend to be the most predictable.  Catastrophic loss reserves tend to exhibit more volatility due to the nature of the underlying loss event which may cause delays and complexity in estimating ultimate loss exposure.

With respect to asbestos and environmental general liability losses, we wrote several different categories of insurance contracts that may cover asbestos and environmental claims.  First, we wrote primary policies providing the first layer of coverage in an insured’s general liability insurance program.  Second, we wrote excess policies providing higher layers of general liability insurance coverage for losses that exhaust the limits of underlying coverage.  Third, we acted as a reinsurer assuming a portion of those risks from other insurers underwriting primary, excess and reinsurance coverage.  Fourth, we participated in the London Market, underwriting both direct insurance and assumed reinsurance business.  With regard to both environmental and asbestos claims, significant uncertainty limits the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses.  Traditional actuarial reserving techniques cannot reasonably estimate the ultimate cost of these claims, particularly during periods where theories of law are in a state of continued uncertainty.  The degree of variability of reserve estimates for these types of exposures is significantly greater than for other more traditional general liability exposures, and as such, we believe there is a high degree of uncertainty inherent in the estimation of asbestos and environmental loss reserves.

In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate loss development patterns, plaintiffs’ expanding theories of liability, the risks inherent in major litigation and inconsistent emerging legal outcomes.  Furthermore, over time, insurers, including Argo Group, have experienced significant changes in the rate at which asbestos claims are brought, claims experience of particular insureds and value of claims, making predictions of future exposure from past experience uncertain.  For example, in the past, insurers in general, including Argo Group, have experienced an increase in the number of asbestos-related claims due to, among other things, plaintiffs’ increased focus on new and previously peripheral defendants and an increase in the number of insureds seeking bankruptcy protection as a result of asbestos-related liabilities.  Plaintiffs and insureds have sought to use bankruptcy proceedings, including “pre-packaged” bankruptcies, to accelerate the funding and amount of loss payments by insurers.  In addition, some policyholders continue to assert new classes of claims for coverage to which an aggregate limit of liability may not apply.  Further uncertainties include insolvencies of other insurers and reinsurers, delays in the reporting of new claims by insurers and reinsurers and unanticipated issues influencing our ability to recover reinsurance for asbestos and environmental claims.  Management believes these issues are not likely to be resolved in the near future.

In the case of the reserves for environmental exposures, factors contributing to the high degree of uncertainty include expanding theories of liability and damages, the risks inherent in major litigation, inconsistent decisions concerning the existence and scope of coverage for environmental claims and uncertainty as to the monetary amount being sought by the claimant from the insured.

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

The factors discussed above affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, average severity of those claims settled with payment, dismissal rate of claims with no payment and expense to indemnity ratio.  The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures.  While this variability is reflected in part in the size of the range of reserves we have developed, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves.  The process of estimating asbestos and environmental reserves, which is detailed in Note 21, “Run-off Lines,” of Notes to Consolidated Financial Statements, remains subject to a wide variety of uncertainties.  Due to these uncertainties, further developments could cause us to change our estimates and ranges of our asbestos and environmental reserves, and the effect of these changes could be material to our consolidated operating results, financial condition and liquidity.

Loss Reserve Estimation Variability

After reviewing the output from various loss reserving methodologies, we select our best estimate of reserves.  We believe that the aggregate loss reserves at December 31, 2014 were adequate to cover claims for losses that have occurred, including both known claims and claims yet to be reported.  As of December 31, 2014, we recorded gross loss reserves of $3,042.4 million and loss reserves net of reinsurance of $2,137.1 million.  Although our financial reports reflect our best estimate of reserves, it is unlikely that the final amount paid will exactly equal our best estimate.  In order to provide an indication of the variability in loss reserve estimates, we develop reserve ranges by evaluating the variability implied by the results of the various methods and impact of changing the assumptions and factors used in the loss reserving process.

We estimate our range of reserves, net of reinsurance, at approximately $1,955 million to $2,365 million as of December 31, 2014.  In determining this range, we evaluated the variability of the loss reserves for each of our major operating segments, comprising both ongoing operations and run-off businesses.  Our estimated range does not make a specific provision for sources of unknown or unanticipated correlated events such as potential sources of liability not anticipated at the time coverage was afforded, such as asbestos.  These events in combination with other events which may not be contemplated by management in developing our range may cause reserves to develop either more or less favorably than indicated by assumptions that we consider reasonable.  This means that the range of reserve values does not represent the range of all possible favorable or unfavorable reserve outcomes, and actual ultimate paid losses may fall outside this range.  No one risk factor has been isolated for the purpose of performing a sensitivity or variability analysis on that particular risk factor.

In establishing our best estimate for reserves, we consider facts currently known and the present judicial and legislative environment.  However, given the expansion of coverage and liability by the courts, legislatures in the recent past and possibility of similar interpretations in the future, particularly with regard to asbestos and environmental claims, additional loss reserves may develop in future periods.  These potential increases cannot be reasonably estimated at the present time.  Any increases could have an adverse impact on future operating results, liquidity, risk-based capital ratios and ratings assigned to our insurance subsidiaries by the nationally recognized insurance rating agencies.

Valuation of Investments

Our investments in fixed maturities and stocks are classified as available-for-sale and reported at fair value under GAAP. Changes in the fair value of investments classified as available-for-sale are not recognized in income during the period, but rather are recognized as a separate component of shareholders’ equity until realized. Fair values of these investments are estimated using prices obtained from third-party pricing services, where available. For securities where we are unable to obtain fair values from a pricing service or broker, fair values are estimated using information obtained from investment advisors. Management performed several processes to ascertain the reasonableness of investment values included in our consolidated financial statements at December 31, 2014, including i) obtaining and reviewing internal control reports for our accounting service providers that obtain fair values from third-party pricing services, ii) discussing with our investment managers their process for reviewing and validating pricing obtained from outside services and obtained values for all securities from our investment managers and iii) comparing the security pricing received from the investment managers with the prices used in our consolidated financial statements and obtained additional information for variances that exceeded a certain threshold. As of December 31, 2014, investments classified as available-for-sale for which we did not receive a fair value from a pricing service or broker accounted for less than 1% of our investment portfolio. The actual value at which such securities could be sold or settled with a willing buyer or seller may differ from such estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller. Our investments in hedge and private equity funds and other private equity direct investments are accounted for under the equity method of accounting, with changes in the value of investments recognized in realized gains or losses during the period. We also have two small private equity investments accounted for at cost.

We regularly monitor the difference between the estimated fair values of our investments and their cost or book values to identify underperforming investments and whether declines in value are temporary in nature or “other-than-temporary.” If a decline in the value of a particular investment is believed to be temporary, the decline is recorded as an unrealized loss, net of tax, in other comprehensive income as a separate component of shareholders’ equity. If the decline is believed to be “other-than-temporary,” the carrying value of the investment is written down and recorded as a realized loss in our Consolidated Statements of Income. We evaluate our investments for impairment. For fixed maturities securities, the evaluation for a credit loss is generally based on the present value of expected cash flows of the security as compared to the amortized book value. For mortgage-backed securities, frequency and severity inputs are used in projecting future cash flows of the securities. Loss frequency is measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. Loss severity includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. For equity securities, the length of time and the amount of decline in fair value are the principal factors in determining other-than-temporary impairment. For the years ended December 31, 2014 and 2013, we recorded $2.3 million and $7.8 million, respectively, of realized losses due to the recognition of other-than-temporary impairments.

Deferred Tax Assets and Liabilities

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of Argo Group’s United States, Brazil, Ireland, Switzerland, Belgium, Malta and United Kingdom subsidiaries’ assets and liabilities. Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards. The deferred tax assets and liabilities are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The components of our deferred tax asset are temporary differences primarily attributable to loss reserve discounting and unearned premium reserves. Our deferred tax liabilities resulted primarily from unrealized gains in the investment portfolio, deferred acquisition costs and underwriting profits arising from business conducted at Lloyd’s which do not become subject to corporation tax in the United Kingdom until the year in which such profits are distributed.

The evaluation of the recoverability of our net deferred tax asset and the need for a valuation allowance requires us to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the net deferred tax asset will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed.  At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized.  The valuation allowance is based on all available information including projections of future taxable income from each tax-paying component in each tax jurisdiction, principally derived from business plans and available tax planning strategies. If our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, an additional valuation allowance could become necessary, which could have a material adverse effect on our financial condition, results of operations, and liquidity.

For additional information regarding our deferred tax assets and liabilities, please see Note 16 “Income Taxes” in the Notes to the Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Data” beginning on page F-1.

Indefinite-Lived Intangible Assets, including Goodwill

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

At December 31, 2014, we had goodwill of $152.2 million assigned to the following reporting units: Excess and Surplus lines – $76.4 million, Commercial Specialty – $47.1 million and Syndicate 1200 – $28.7 million. Additionally, at December 31, 2014, we had intangible assets totaling $78.6 million, including indefinite-lived intangible assets of $60.5 million in the Syndicate 1200 segment. Due to the nature of the Syndicate 1200 segment’s business, for purposes of the annual impairment evaluation, we have aggregated the fair values between the indefinite-lived intangible asset and goodwill.

For the year ended December 31, 2014, we determined as a result of the slower than anticipated development of revenues for our title art insurance company, the likelihood of near term recovery of the intangible assets, including goodwill, was not probable. Therefore, we wrote off $1.6 million of goodwill and $1.8 million of indefinite lived intangible assets related to this operating unit.

For purposes of evaluating goodwill for impairment, we determined that our reporting units are the same as our business segments because all components of each segment are similar and none of the components were determined to be separate reporting units. Additionally, each business segment has discrete financial information available that is regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated and to assess performance. We allocated the assets, including goodwill, and liabilities of our reporting units consistent with our business segment reporting and prior periods. No material changes in the accounting methodology used to evaluate goodwill were made during 2014.

The fair value of reporting units was estimated using an average of three valuation methods: a comparable company analysis, precedent transaction analysis and discounted cash flow analysis. All three methods require us to make various judgments and assumptions including but not limited to: (i) market dynamics affecting each segment such as the competitive environment, pricing cycle and pricing outlook; the economy and interest rates, (ii) projections of earned premiums, losses, expenses and cash flows, and (iii) discount rates and valuation multiples. Assumptions about future cash flows are based on our budgets, business plans, economic projections, anticipated future cash flows and market data. Finally, the comparable company analysis and precedent transaction analysis required judgment in selecting comparable companies and comparable transactions for use in the calculations. These judgments and assumptions, and the outcomes in which they result, are potentially subject to material change based on factors, dynamics and influences outside our control. In all instances, future changes in these judgments and assumptions could cause impairment of goodwill.

On October 1, 2014, the resulting fair values of the reporting units were in excess of the carrying value, including goodwill, of the reporting units. Accordingly, management did not perform Step 2. However, a 39% decline in the fair value of the Excess and Surplus Lines reporting unit, 21% decline in the fair value of the Commercial Specialty reporting unit or 16% decline in the fair value of the Syndicate 1200 segment would have resulted in the carrying values of these reporting units being in excess of their respective fair values, resulting in the need to perform Step 2, which could have resulted in a material impairment to our goodwill. Any decline in the fair value of these reporting units could result in the carrying value of the reporting unit being in excess of fair value, triggering Step 2 of the impairment testing model. Step 2 could result in an impairment of goodwill.

As noted above, we have elected to make the first day of the fourth quarter the annual impairment assessment date for goodwill and indefinite-lived intangible assets. An impairment analysis subsequent to this date has not been performed as we believe that no additional indicators of impairment have arisen, such as significant additional pricing competition, unexpected significant declines in operating results, divestiture of a significant component of the business or further significant decline in market capitalization.

Our market capitalization has increased in 2014; however, our stock continues to trade below book value. We considered the market capitalization below book value as a data point in performing our annual impairment test. We consider the decline in our market capitalization to be primarily attributable to global financial market conditions, including the credit crisis, as well as current trends within the insurance industry. The valuation analysis discussed above supports our view that goodwill and indefinite-lived intangible assets are not impaired at October 1, 2014. Through December 31, 2014, there have been no indicators of impairment of goodwill and indefinite-lived intangible assets. During 2015, we will monitor relevant internal and external factors and their potential impact on the fair value of our reporting segments, and if required, we will update our impairment analysis.

While we believe the estimates and assumptions are reasonable in determining the fair value of reporting units, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, we may be required to perform Step 2 in future periods and impairment of goodwill and/or indefinite-lived assets could result. We cannot predict future events that might impact the fair value of reporting units and goodwill impairment. Such events include, but are not limited to, increased competition in insurance markets and global economic changes.

We evaluated our definite lived intangibles for indicators of impairment. If indicators of impairment had been identified, we would have been required to test definite lived intangible assets for impairment. As of October 1, 2014, the testing date, no indicators of impairment were identified. Therefore, we were not required to test for impairment. As with the indefinite-lived intangible assets, we will continue to monitor for indicators of impairment and test as required.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We believe that we are principally exposed to three types of market risk: interest rate risk, credit risk and foreign currency risk.

Interest Rate Risk

Our fixed investment portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the fair valuation of these securities. As interest rates rise, the fair value of our fixed maturity portfolio generally falls, and the converse is generally also true. We manage interest rate risk through an asset liability strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of the investment portfolio matures each quarter, allowing for reinvestment at current market rates. Based upon a pricing model, we determine the estimated change in fair value of the fixed maturity securities, assuming immediate parallel shifts in the treasury yield curve while keeping spreads between individual securities and treasuries static. The following interest rate sensitivity analysis measures the potential change in fair value for fixed maturity and short-term investments resulting from changes in market rates ranging from -200 basis points to +300 basis points as of December 31, 2014:

	-200	-100	Base Case	+100	+200	+300
Market Yield	1.3%	1.4%	1.9%	2.7%	3.5%	4.3%
Average Life (years)	3.2	3.1	3.1	3.1	3.1	3.2
Option Adjusted Duration (years)	2.3	2.3	2.3	2.3	2.3	2.3
Fair Value (in millions)	$3,211.7	$3,179.4	$3,116.5	$3,045.2	$2,975.4	$2,907.2
Gain (Loss) (in millions)	$95.2	$62.9	$—	$(71.3)	$(141.1)	$(209.3)

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

We have exposure to credit risk primarily as a holder of fixed maturity investments, short-term investments and other investments. Our risk management strategy and investment policy is to primarily invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. We control our credit exposure related to receivables by limiting our exposure to any one counterparty and evaluating the financial strength of our reinsurance counterparties, including generally requiring minimum credit ratings. In certain cases, we also receive collateral from our customers and reinsurance counterparties, which reduces our credit exposure in certain instances.

As shown on the accompanying table, our fixed maturities portfolio is diversified among different types of investments. The securities are rated by one or more National Recognized Statistical Rating Organizations, (i.e., Standard & Poor’s, Moody’s Investors Service, Inc. and Fitch Ratings Ltd). If a security has two ratings, the lower rating is used, and if a security has three ratings, the middle rating is used in the preparation of this table. At December 31, 2014, our fixed maturities portfolio had a weighted average rating of A+, with 71.4% ($2,028.0 million fair value) rated A or better and 31.5% ($896.0 million fair value) rated AAA. Our portfolio included 9.7% ($276.9 million fair value) of less than investment grade (BB+ or lower) fixed maturities at December 31, 2014.

	Fair Value
(in millions)	AAA	AA	A	Other	Total
USD denominated:
U.S. Governments	$184.4	$—	$—	$0.6	$185.0
Non-U.S. Governments	32.4	18.5	6.0	23.0	79.9
Obligations of states and political subdivisions	121.7	285.3	70.1	13.6	490.7
Credit-Financial	6.1	61.8	296.8	153.4	518.1
Credit-Industrial	5.3	14.2	106.9	373.2	499.6
Credit-Utility	—	13.1	25.0	103.9	142.0
Structured securities:
CMO/MBS-agency	175.3	—	—	—	175.3
CMO/MBS-non agency	—	8.2	1.0	4.8	14.0
CMBS	117.0	34.2	8.3	20.5	180.0
ABS	144.2	4.8	28.3	43.7	221.0
Foreign denominated:
Governments	75.2	33.8	3.6	27.6	140.2
Credit	34.4	36.3	75.8	48.4	194.9
Total fixed maturities	$896.0	$510.2	$621.8	$812.7	$2,840.7

We also hold a diversified investment portfolio of common stocks in various industries and market segments, ranging from small market capitalization stocks to large capitalization companies. Marketable equity securities are carried on our Consolidated Balance Sheets at fair value, and are subject to the risk of potential loss in fair value resulting from adverse changes in prices. At December 31, 2014, the fair value of our equity securities portfolio was $486.3 million.

Foreign Currency Risk

We have exposure to foreign currency risk in both our insurance contracts and invested assets. Some of our insurance contracts provide that ultimate losses may be payable in various foreign currencies. Foreign currency exchange rate risk exists where we do not have cash or securities denominated in the currency for which we will ultimately pay the claims. Thus, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance polices that are payable in foreign currencies with cash and investments that are denominated in such currencies. In certain instances, we use foreign exchange forward and put option contracts to mitigate this risk. Due to the extended time frame for settling the claims plus the fluctuation in currency exchange rates, the potential exists for us to realize gains and/or losses related to foreign exchange rates. In addition, we may experience foreign currency gains or losses related to exchange rate fluctuations in operating expenses as certain operating costs are payable in currencies other than the U.S. Dollar. For the year ended December 31, 2014, we recorded realized gains of $7.8 million from movements in foreign currency rates on our insurance operations. In addition, we recorded realized losses of $0.8 million from movements on foreign currency rates in our investment portfolio and realized gains of $1.9 million from our currency forward contracts for the year ended December 31, 2014. We had unrealized losses at December 31, 2014 of $24.7 million in movements on foreign currency rates in our investment portfolio, which are recorded in “Other comprehensive income, net of taxes” in our Consolidated Balance Sheets. These losses are principally related to the weakening of non-U.S. Dollar denominated investment exchange rates to the U.S. Dollar.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Argo Group, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating these disclosure controls and procedures, Argo Group and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by Argo Group in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the internal control over financial reporting made during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

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

As of December 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (2013 framework). As a result of the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2014, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2014. The report, which expresses unqualified opinions on the effectiveness of our internal control over financial reporting as of December 31, 2014, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Ernst & Young LLP

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Argo Group International Holdings, Ltd.:

We have audited Argo Group International Holdings, Ltd.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Argo Group International Holdings, Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Argo Group International Holdings, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Argo Group International Holdings, Ltd. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of Argo Group International Holdings, Ltd. and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

February 27, 2015

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference is the information appearing under the captions “Election of Directors,” “Named Executive Officers,” “Audit Committee,” “Audit Committee Financial Experts,” “Code of Business Ethics and Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed with the SEC relating our Annual Meeting of Shareholders to be held on May 5, 2015.

Item 11. Executive Compensation

Incorporated herein by reference is the information appearing under the captions “Compensation of Executive Officers,” “Non-Employee Director Compensation” and “Human Resources Committee Interlocks and Insider Participation” in our Proxy Statement to be filed with the SEC relating to our Annual Meeting of Shareholders to be held on May 5, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Based Compensation Plans

In November 2007, our shareholders approved the 2007 Long-Term Incentive Plan, which provided for an aggregate of 4.5 million shares to be available for the issuance of our common shares to executives, non-employee directors and other key employees. In May 2014, our shareholders approved the 2014 Long-Term Incentive Plan which provides an additional 2.8 million shares of our common shares to be available for issuance, bringing the total number of shares available for issuance to 4.3 million.

The following table sets forth information as of December 31, 2014 concerning our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding, Warrants and Rights	Weighted-Average Per Share Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by shareholders:
Argo Group International Holdings, Ltd. Long-Term Incentive Plan	1,528,834	$31.38	2,100,199
Terminated historical plans	3,968	$113.13	—
Equity compensation plans not approved by shareholders	—	$—	—
Total	1,532,802	$31.64	2,100,199

Under the terms of the Long-Term Incentive Plans, only awards that are to be settled in shares are included in the totals above. At December 31, 2014, 1,823,769 cash-settled stock appreciation rights and 8,133 cash-settled restricted stock units are issued and outstanding. Additional information relating to our equity compensation plans is included in Note 14, “Share-based Compensation” in the Notes to Consolidated Financial Statements.

Incorporated herein by reference is the information appearing under the caption “Security Ownership of Principal Stockholders and Management” in our Proxy Statement to be filed with the SEC relating to our Annual Meeting of Shareholders to be held on May 5, 2015.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated herein by reference is the information appearing under the captions “Human Resources Committee Interlocks and Insider Participation,” “Related Persons Transactions” and “Director Independence” in our Proxy Statement to be filed with the SEC relating to our Annual Meeting of Shareholders to be held on May 5, 2015.

Item 14. Principal Accounting Fees and Services

Incorporated herein by reference is the information appearing under the caption “Relationship with Independent Auditors” in our Proxy Statement to be filed with the SEC relating to our Annual Meeting of Shareholders to be held on May 5, 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

Selected Financial Data

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2014 and 2013

Consolidated Statements of Income

For the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

(a)	2. Financial Statement Schedules

Schedule II—Condensed Financial Information of Registrant

December 31, 2014 and 2013

Schedule III—Supplemental Insurance Information

For the Years Ended December 31, 2014, 2013 and 2012

Schedule V—Valuation and Qualifying Accounts

For the Years Ended December 31, 2014, 2013 and 2012

Schedule VI—Supplemental Information for Property-Casualty Insurance Companies

For the Years Ended December 31, 2014, 2013 and 2012

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

2.1

Agreement and Plan of Merger, dated as of March 14, 2007 and amended and restated as of June 8, 2007, by and among Argo Group International Holdings, Ltd. (formerly named PXRE Group Ltd.), PXMS Inc. and Argonaut Group, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report of Argo Group on Form 8-K filed with the Securities and Exchange Commission on August 8, 2007).

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

1.

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

Exhibit Number	Description

10.7	401(k) Retirement Savings Plan (incorporated by reference to the Exhibit 10.4 to Argonaut Group, Inc.’s Form 10-K filed with the Securities and Exchange Commission on February 28, 1989).*

10.8

Argonaut Group, Inc. Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 99.2 to Argo Group’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 29, 2007).*

10.9

$175,000,000 Credit Agreement, dated as of March 7, 2014, among Argo Group International Holdings, Ltd., Argo Group US, Inc., Argo International Holdings Limited and Argo Underwriting Agency Limited, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, N.A., as syndication agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2014).

10.10

Executive Employment Agreement, effective as of November 5, 2013, between Argo Group International Holdings, Ltd. and Mark E. Watson III (incorporated by reference to Exhibit 10.1 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).*

10.11	Employment Contract, dated May 12, 2014, between Argo Group International Holdings, Ltd. and Axel Schmidt.*

10.12

Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors, effective February 12, 2008 (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2008).*

10.13

First Amendment, effective November 2, 2009, to Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.13 to Argo Group’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010).*

10.14

Executive Employment Agreement, effective February 19, 2015, between Argo Group and Jay S. Bullock (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2015).*

10.15	Employment Contract, dated July 24, 2014, between Argo International Holdings, Ltd. and Jose Ribeiro.*

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

10.18

Second Amendment, effective December 16, 2013, to Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.18 to Argo Group’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014.)*

10.19

Executive Employment Agreement, effective as of March 1, 2013, between Argo Group US, Inc. and Kevin J. Rehnberg (incorporated by reference to Exhibit 10.19 to Argo Group’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014.)*

10.20

Argo Group International Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Appendix I to Argo Group’s Proxy Statement for the 2014 Annual General Meeting of Shareholders filed with the Securities and Exchange Commission on March 7, 2014).*

10.21	Form of Cash-Settled Share Appreciation Rights Agreement (incorporated by reference to Exhibit 10.2 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*
10.22	Form of Stock-Settled Share Appreciation Right Agreement (incorporated by reference to Exhibit 10.3 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*
10.23	Form of Restricted Share Agreement (incorporated by reference to Exhibit 10.4 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*
10.24	Form of Restricted Share Unit Grant Agreement (incorporated by reference to Exhibit 10.5 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*
12	Statements of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends.

Exhibit Number	Description

21	Subsidiaries of Registrant, as amended.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a—14(a)/15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a—14(a)/15d – 14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	A management contract or compensatory plan required to be filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

By	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

Date: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark E. Watson III Mark E. Watson III	President, Chief Executive Officer and Director (principal executive officer)	February 27, 2015

/s/ Jay S. Bullock Jay S. Bullock	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 27, 2015

/s/ Gary V. Woods Gary V. Woods	Director	February 27, 2015

/s/ F. Sedgwick Browne F. Sedgwick Browne	Director	February 27, 2015

/s/ H. Berry Cash H. Berry Cash	Director	February 27, 2015

/s/ Hector DeLeon Hector DeLeon	Director	February 27, 2015

/s/ Nabil N. El-Hage Nabil N. El-Hage	Director	February 27, 2015

/s/ Mural R. Josephson Mural R. Josephson	Director	February 27, 2015

/s/ Kathleen A. Nealon Kathleen A. Nealon	Director	February 27, 2015

/s/ John R. Power, Jr. John R. Power, Jr.	Director	February 27, 2015

/s/ John H. Tonelli John H. Tonelli	Director	February 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Argo Group International Holdings, Ltd.:

We have audited the accompanying consolidated balance sheets of Argo Group International Holdings, Ltd. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Table of Contents at Item 15. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Argo Group International Holdings, Ltd. at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Argo Group International Holdings, Ltd.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

February 27, 2015

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	December 31,
	2014	2013
Assets
Investments:
Fixed maturities, at fair value:
Available-for-sale (cost: 2014 - $2,817.2; 2013 - $2,760.1)	$2,840.7	$2,814.4
Equity securities, at fair value (cost: 2014 - $307.3; 2013 - $346.9)	486.3	534.3
Other investments (cost: 2014 - $488.9; 2013 - $377.4)	495.1	378.9
Short-term investments, at fair value (cost: 2014 - $275.8; 2013 - $351.6)	275.8	351.6
Total investments	4,097.9	4,079.2
Cash	81.0	157.4
Accrued investment income	22.1	25.7
Premiums receivable	353.6	348.4
Reinsurance recoverables	997.2	1,263.5
Goodwill	152.2	153.8
Intangible assets, net of accumulated amortization	78.6	86.0
Current income taxes receivable, net	14.9	—
Deferred acquisition costs, net	124.6	113.9
Ceded unearned premiums	207.6	196.3
Other assets	226.6	166.8
Total assets	$6,356.3	$6,591.0
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$3,042.4	$3,230.3
Unearned premiums	817.2	779.1
Accrued underwriting expenses	143.1	122.3
Ceded reinsurance payable, net	178.8	354.7
Funds held	55.0	43.7
Senior unsecured fixed rate notes	143.8	143.8
Other indebtedness	62.0	66.3
Junior subordinated debentures	172.7	193.3
Current income taxes payable, net	—	5.2
Deferred tax liabilities, net	53.0	28.7
Other liabilities	41.6	60.6
Total liabilities	4,709.6	5,028.0
Commitments and contingencies (Note 18)
Shareholders' equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 34,318,224 and 34,066,889 shares issued and outstanding at December 31, 2014 and 2013, respectively	34.3	34.1
Additional paid-in capital	836.3	827.3
Treasury shares (8,606,489 and 7,558,345 shares at December 31, 2014 and 2013, respectively)	(301.4)	(250.6)
Retained earnings	969.4	804.4
Accumulated other comprehensive income, net of taxes	108.1	147.8
Total shareholders' equity	1,646.7	1,563.0
Total liabilities and shareholders' equity	$6,356.3	$6,591.0

See accompany notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares and per share amount)

	For the Years Ended December 31,
	2014	2013	2012
Premiums and other revenue:
Earned premiums	$1,338.1	$1,303.8	$1,186.5
Net investment income	86.6	100.0	118.8
Net realized investment and other gains	94.0	71.3	25.7
Total revenue	1,518.7	1,475.1	1,331.0
Expenses:
Losses and loss adjustment expenses	747.4	742.0	747.6
Other reinsurance-related expenses	—	19.2	27.3
Underwriting, acquisition and insurance expenses	539.2	510.8	464.5
Interest expense	19.9	20.2	23.7
Fee expense (income), net	0.6	4.9	(5.3)
Debt extinguishment costs	—	—	2.2
Foreign currency exchange (gain) loss	(7.8)	(1.7)	4.3
Impairment of intangible assets	3.4	—	—
Total expenses	1,302.7	1,295.4	1,264.3
Income before income taxes	216.0	179.7	66.7
Provision for income taxes	32.8	36.5	14.4
Net income	$183.2	$143.2	$52.3
Net income per common share:
Basic	$7.02	$5.33	$1.86
Diluted	$6.90	$5.14	$1.83
Dividend declared per common share	$0.69	$0.59	$0.44
Weighted average common shares:
Basic	26,082,114	26,851,341	28,095,210
Diluted	26,557,151	27,869,533	28,650,448

	For the Years Ended December 31,
	2014	2013	2012
Net realized investment and other gains before other-than-temporary impairment losses	$96.3	$79.1	$29.4
Other-than-temporary impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturities	(1.2)	(6.0)	(1.5)
Other-than-temporary impairment losses on equity securities	(1.1)	(1.8)	(2.2)
Non-credit portion of losses recognized in other comprehensive income	—	—	—
Impairment losses recognized in earnings	(2.3)	(7.8)	(3.7)
Net realized investment and other gains	$94.0	$71.3	$25.7

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	For the Years Ended December 31,
	2014	2013	2012
Net income	$183.2	$143.2	$52.3
Other comprehensive income (loss):
Foreign currency translation adjustments	(4.1)	(2.8)	(2.3)
Defined benefit pension plans:
Net (loss) gain arising during the year	(3.7)	2.0	(0.9)
Unrealized gains on securities:
(Losses) gains arising during the year	(5.7)	1.2	87.4
Reclassification adjustment for gains included in net income	(30.6)	(59.8)	(14.4)
Other comprehensive (loss) income before tax	(44.1)	(59.4)	69.8
Income tax (benefit) provision related to other comprehensive income (loss):
Defined benefit pension plans:
Net (loss) gain arising during the year	(1.3)	0.7	(0.3)
Unrealized gains (losses) on securities:
Gains arising during the year	6.8	1.0	24.4
Reclassification adjustment for gains included in net income	(9.9)	(19.4)	(4.0)
Income tax (benefit) provision related to other comprehensive income (loss)	(4.4)	(17.7)	20.1
Other comprehensive (loss) income, net of tax	(39.7)	(41.7)	49.7
Comprehensive income	$143.5	$101.5	$102.0

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions, except number of shares and per share amounts)

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity
Balance, January 1, 2012	$31.3	$716.8	$(160.9)	$736.0	$139.8	$1,463.0
Net loss	—	—	—	52.3	—	52.3
Other comprehensive loss	—	—	—	—	49.7	49.7
Repurchase of common shares (1,488,308 at a weighted average price of $29.92)	—	—	(44.6)	—	—	(44.6)
Activity under stock incentive plans	0.1	5.1	—	—	—	5.2
Retirement of common shares (tax payments on equity compensation)	—	(0.4)	—	—	—	(0.4)
Deferred tax - share-based payments	—	—	—	—	—	—
Employee stock purchase plan	—	1.2	—	—	—	1.2
Cash dividend declared - common shares ($0.44/share)	—	—	—	(12.3)	—	(12.3)
Balance, December 31, 2012	31.4	722.7	(205.5)	776.0	189.5	1,514.1
Net income	—	—	—	143.2	—	143.2
Other comprehensive income	—	—	—	—	(41.7)	(41.7)
Repurchase of common shares (1,098,732 at a weighted average price of $41.04)	—	—	(45.1)	—	—	(45.1)
Activity under stock incentive plans	0.2	8.5	—	—	—	8.7
Retirement of common shares (tax payments on equity compensation)	—	(1.9)	—	—	—	(1.9)
Deferred tax - share-based payments	—	0.1	—	—	—	0.1
Employee stock purchase plan	0.1	1.3	—	—	—	1.4
10% stock dividend	2.4	96.6	—	(99.0)	—	—
Cash dividend declared - common shares ($0.59/share)	—	—	—	(15.8)	—	(15.8)
Balance, December 31, 2013	34.1	827.3	(250.6)	804.4	147.8	1,563.0
Net income	—	—	—	183.2	—	183.2
Other comprehensive loss	—	—	—	—	(39.7)	(39.7)
Repurchase of common shares (1,048,144 at a weighted average price of $48.48)	—	—	(50.8)	—	—	(50.8)
Activity under stock incentive plans	0.2	8.5	—	—	—	8.7
Retirement of common shares (tax payments on equity compensation)	—	(1.1)	—	—	—	(1.1)
Deferred tax - share-based payments	—	0.1	—	—	—	0.1
Employee stock purchase plan	—	1.5	—	—	—	1.5
Cash dividend declared - common shares ($0.69/share)	—	—	—	(18.2)	—	(18.2)
Balance, December 31, 2014	$34.3	$836.3	$(301.4)	$969.4	$108.1	$1,646.7

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$183.2	$143.2	$52.3
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization and depreciation	37.2	39.6	36.6
Share-based payments expense	19.6	23.3	10.5
Excess tax (benefit) expense from share-based payment arrangements	(0.1)	(0.2)	—
Deferred income tax provision, net	27.6	3.8	5.0
Net realized investment and other gains	(94.0)	(71.3)	(25.7)
Loss on disposals of fixed assets, net	—	0.2	0.3
Debt extinguishment costs	—	—	2.2
Impairment of intangible assets	3.4	—	—
Change in:
Accrued investment income	3.4	5.3	2.0
Receivables	256.7	86.7	24.9
Deferred acquisition costs	(7.3)	(14.1)	2.1
Ceded unearned premiums	(12.4)	(4.0)	(14.5)
Reserves for losses and loss adjustment expenses	(182.0)	(8.9)	(78.9)
Unearned premiums	39.1	51.4	72.6
Ceded reinsurance payable and funds held	(163.9)	(246.4)	(67.5)
Income taxes	(19.7)	17.0	(1.7)
Accrued underwriting expenses	11.7	(4.0)	21.0
Other, net	28.0	(21.8)	(10.7)
Cash provided (used) by operating activities	130.5	(0.2)	30.5
Cash flows from investing activities:
Sales of fixed maturity investments	1,104.9	1,795.4	1,117.8
Maturities and mandatory calls of fixed maturity investments	323.0	281.8	483.0
Sales of equity securities	123.9	163.4	10.4
Sales of other investments	33.2	7.5	2.5
Purchases of fixed maturity investments	(1,531.5)	(1,822.9)	(1,501.5)
Purchases of equity securities	(55.8)	(80.0)	(104.4)
Purchases of other investments	(149.5)	(72.9)	(15.6)
Change in foreign regulatory deposits and voluntary pools	21.2	(7.7)	(21.0)
Change in short-term investments	75.3	(145.3)	58.7
Settlements of foreign currency exchange forward contracts	(1.1)	(3.9)	0.4
Purchases of fixed assets	(39.0)	(26.1)	(34.1)
Other, net	(25.9)	31.5	0.1
Cash (used) provided by investing activities	(121.3)	120.8	(3.7)
Cash flows from financing activities:
Proceeds from issuance of senior unsecured fixed rate notes, net	—	—	138.7
Payment on note payable	(0.1)	—	—
Redemption of trust preferred securities, net	(18.0)	—	(117.2)
Activity under stock incentive plans	4.6	2.6	1.2
Repurchase of Company's common shares	(50.8)	(46.5)	(44.2)
Excess tax expense from share-based payment arrangements	0.1	0.2	—
Payment of cash dividends to common shareholders	(18.2)	(15.8)	(12.3)
Cash used by financing activities	(82.4)	(59.5)	(33.8)
Effect of exchange rate changes on cash	(3.2)	0.5	0.1
Change in cash	(76.4)	61.6	(6.9)
Cash, beginning of year	157.4	95.8	102.7
Cash, end of year	$81.0	$157.4	$95.8

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Significant Accounting Policies

Business

Argo Group International Holdings, Ltd. (“Argo Group,” “we” or the “Company”) is an international underwriter of specialty insurance and reinsurance products in the property and casualty market. Argo Group US, Inc. (“Argo Group US”) is a subsidiary of Argo Financial Holding (Ireland), Ltd. (“Argo Ireland”). Argo Underwriting Agency Limited (“ArgoGlobal Syndicate 1200”) is a subsidiary of Argo International Holdings, Ltd. Argo Re, Ltd. (“Argo Re”), a Bermuda based company, is the parent of both Argo Ireland and Argo International Holdings, Ltd. Argo Re is directly owned by Argo Group.

We conduct our ongoing business through four segments.

Excess and Surplus Lines products are underwritten under two operating platforms: Colony Specialty and Argo Pro.

Commercial Specialty consists of the following operations: Argo Insurance, Rockwood Casualty Insurance Company (“Rockwood”), Argo Surety, Trident Insurance Services, Alteris and ARIS Title Insurance Corporation (“ARIS”).

International Specialty products are provided by our Bermuda operations, which include Argo Re and Argo Insurance – Casualty and Professional Lines and Argo Seguros Brasil S.A. based in Brazil.

Syndicate 1200 products are underwritten by ArgoGlobal Syndicate 1200 based in London, on behalf of one underwriting syndicate under the Lloyd’s of London (“Lloyd’s”) global franchise.

Our Run-off Lines segment includes liabilities associated with other liability policies that were issued in the 1960s, 1970s and into the 1980s, as well as the former risk management business and other business no longer underwritten.

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

Specifically, estimates for reserves for losses and loss adjustment expenses are based upon past claim experience modified for current trends as well as prevailing economic, legal and social conditions. Although management believes that amounts included in the accompanying consolidated financial statements are reasonable, such estimates may be more or less than the amounts ultimately paid when the claims are settled. The estimates are continually reviewed and any changes are reflected in current operating results. Further, the nature of loss exposures involves significant variability due to the nature of the long-tailed payments on certain claims. As such, losses and loss adjustment expenses could vary significantly from the recorded amounts.

The consolidated financial statements include the accounts and operations of Argo Group and its subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain amounts in prior years’ financial statements have been reclassified to conform to the current presentation. Amounts related to trade capital providers, who are third-party capital participants that provide underwriting capital to the Syndicate 1200 segment, are included in the balance sheet. Trade capital providers participate on a quota share basis, assuming 100% of their contractual participation in the underwriting syndicate results and with such results settled on a year of account basis.

In 2009, the Financial Accounting Standards Board (“FASB”) issued revised accounting standards regarding consolidation of variable interest entities. We reevaluated our investment in our twelve statutory trusts (collectively, the “Trusts”) and two charitable foundations (collectively, the “Foundations”). We determined that the Trusts and Foundations continue to be variable interest entities due to the fact that the Trusts and Foundations do not have sufficient equity to finance their activities without additional subordinate financial support from other parties. We do not have any power to direct the activities that impact the Trusts or Foundations’ economic performance. We are not entitled to receive a majority of the residual returns of the Trusts and U.S. charitable foundations. Additionally, we are not responsible for absorbing the majority of the expected losses of the Trusts or U.S. charitable foundations; therefore, we are not the primary beneficiary and, accordingly, the Trusts and U.S. charitable foundations are not included in our consolidated financial statements. The expenses and donations of the charitable foundations in Bermuda are paid by Argo Group and have been included in the consolidated results.

We have used a series of special purpose reinsurance companies to provide reinsurance coverage through a series of transactions, including insurance linked securities.  Under the provisions of Accounting Standards Codification (“ASC”) Topic 810-10, “Consolidation,” these reinsurance companies are variable interest entities.  However, we do not have a variable interest in these entities, and therefore are not required to consolidate them in our consolidated financial statements.

Stock Dividends

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

On February 17, 2015, our Board of Directors declared a 10% stock dividend payable on March 16, 2015, to shareholders of record at the close of business on March 2, 2015. The share numbers and per share amounts disclosed in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements have not been retroactively adjusted to give effect to the stock dividend. For additional details regarding the stock dividend, see Note 27, “Subsequent Event.”

Cash

Cash consists of cash deposited in banks, generally in concentration and operating accounts. Interest-bearing cash accounts are classified as short-term investments.

Investments

Investments in fixed maturities at December 31, 2014 and 2013 include bonds and structured securities. Equity securities include common and preferred stocks. Other investments consist of foreign regulatory deposits, hedge funds, private equity funds, private equity direct investments, voluntary pools and foreign exchange currency forward contracts. Short-term investments consist of money market funds, certificates of deposit, bonds, sovereign debt and interest-bearing cash accounts. Investments maturing in less than one year are classified as short-term investments in our consolidated financial statements.

The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts. This amortization or accretion is included in “Net investment income” in our Consolidated Statements of Income.

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

Our investments in fixed maturities and equity securities with readily determinable fair value are considered available-for-sale and are carried at fair value. Changes in the fair value of investments classified as available-for-sale are not recognized to income during the period, but rather are recognized as a separate component of shareholders’ equity until realized. Fair value of these investments is estimated using prices obtained from third-party pricing services, where available. For securities where we were unable to obtain fair values from a pricing service or broker, fair values were estimated using information obtained from investment advisors. We performed several processes to ascertain the reasonableness of these investment values by i) obtaining and reviewing internal control reports for our service providers that obtain fair values from third-party pricing services, ii) discussing with our investment managers their process for reviewing and validating pricing obtained from outside services and obtaining values for all securities from our investment managers and iii) comparing the security pricing received from the investment managers with the prices used in the consolidated financial statements and obtaining additional information for variances that exceeded a certain threshold. As of December 31, 2014, investments we hold for which we did not receive a fair value from a pricing service or broker accounted for less than 1% of our investment portfolio. The actual value at which these securities could actually be sold or settled with a willing buyer or seller may differ from our estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, quantity sold or settled, presence of an active market and availability of a willing buyer or seller. The cost of securities sold is based on the specific identification method.

Changes in the value of other investments consisting of hedge funds, private equity funds, private equity direct investments and voluntary pools are principally recognized to income during the period using the equity method of accounting. Our foreign regulatory deposits are assets held in trust in jurisdictions where there is a legal and regulatory requirement to maintain funds locally in order to protect policyholders. Lloyd’s is the appointed investment manager for the funds. The underlying assets are invested in government securities, agency securities and corporate bonds whose values are obtained from Lloyd’s. Foreign currency future contracts held by us are valued by our counterparty using market driven foreign currency exchange rates.

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

Receivables

Premiums receivable, representing amounts due from insureds, are presented net of an allowance for doubtful accounts. The allowances for doubtful accounts were $5.2 million and $4.5 million at December 31, 2014 and 2013, respectively. Premiums receivable include amounts relating to the trade capital providers’ quota share.

Reinsurance recoverables represent amounts of paid losses and loss adjustment expenses, case reserves and incurred but not reported (“IBNR”) amounts ceded to reinsurers under reinsurance treaties. Reinsurance recoverables also reflect amounts that are due from trade capital providers. Reinsurance recoverables are presented in our Consolidated Balance Sheets net of an allowance for doubtful accounts of $3.4 million and $3.7 million at December 31, 2014 and 2013, respectively (see Note 4, “Reinsurance” for related disclosures).

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

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Premiums receivable	$1.1	$0.2	$0.3
Reinsurance recoverables	0.5	(0.0)	(0.4)
Net written off (recovered)	$1.6	$0.2	$(0.1)

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

Unearned premium balances include cessions to reinsurers including trade capital providers, while the earned premium recognized in our Consolidated Statements of Income excludes amounts relating to trade capital providers. The trade capital providers’ quota share amount is included in “Ceded reinsurance payable, net”.

Assumed reinstatement premiums that reinstate coverage are written and earned at the time the associated loss event occurs. The original premium is earned over the remaining exposure period of the contract. Reinstatement premiums are estimated based upon contract terms for reported losses and estimated for incurred but not reported losses.

Retrospectively Rated Policies

We have written a number of workers compensation, property and other liability policies that are retrospectively rated. Under this type of policy, the policyholder or coverholder may be entitled, subsequent to coverage expiration, to a refund or may owe additional premiums based on the amount of losses incurred under the policy. The retrospective premium adjustments on certain policies are limited to a minimum or maximum premium adjustment, which is calculated as a percentage of the standard amount of premium charged during the life of the policy. Accrued retrospectively rated premiums have been determined based on estimated ultimate loss experience of the individual policyholder accounts. The estimated liability for return of premiums under retrospectively rated policies is included in “Unearned premiums” in our Consolidated Balance Sheets and was $5.8 million and $6.8 million at December 31, 2014 and 2013, respectively.

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

The 2014 and 2013 net amortization of policy acquisition costs will not equal the change in our Consolidated Balance Sheets as the trade capital providers’ share is not reflected in our Consolidated Statements of Income and differences arise from foreign currency exchange rates applied to deferred acquisition costs which are treated as a nonmonetary asset.

Reserves for Losses and Loss Adjustment Expenses

Liabilities for unpaid losses and loss adjustment expenses include the accumulation of individual case estimates for claims reported as well as estimates of IBNR claims and estimates of claim settlement expenses. Reinsurance recoverables on unpaid claims and claim expenses represent estimates of the portion of such liabilities that will be recoverable from reinsurers. Amounts recoverable from reinsurers are recognized as assets at the same time and in a manner consistent with the unpaid claims liabilities associated with the reinsurance policy.

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

Goodwill and Intangible Assets

Goodwill and intangible assets are allocated to the segment in which the results of operations for the acquired company are reported (see Note 20, “Segment Information” for further discussion). Intangible assets with a finite life are amortized over the estimated useful life of the asset. Goodwill and intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. For goodwill, we may perform a qualitative test to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative two-step goodwill impairment test. Based on prior goodwill impairment testing, we determined the performance of the quantitative two-step impairment test was required for 2014. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill (“Step 1”). If the fair value of a reporting unit exceeds its carrying value amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step is not necessary. However, if the carrying amount of the reporting unit exceeds its fair value, the second step (“Step 2”) is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. Step 2 compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied value of goodwill is less than the carrying amount of goodwill, it is written down to its fair value with a corresponding expense reflected in the Consolidated Statements of Income. The implied goodwill is calculated based on a hypothetical purchase price allocation, similar to the requirements in the accounting guidance for business combinations, whereby the implied fair value of the reporting unit is allocated to the fair value of the assets and liabilities of the reporting unit.

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

For the years ended December 31, 2014, 2013 and 2012, all of our reporting units passed Step 1 of the goodwill impairment analysis. However, based on carrying values of the reporting units as of December 31, 2014, a 39% decline in the fair value of the Excess and Surplus Lines reporting unit, 21% decline in the fair value of the Commercial Specialty reporting unit or 16% decline in the fair value of the Syndicate 1200 segment would have resulted in the carrying values of these reporting units being in excess of their respective fair values, resulting in the need to perform Step 2, which could have resulted in a material impairment to our goodwill. Any decline in the fair value of these reporting units could result in the carrying value of the reporting unit being in excess of fair value, triggering Step 2 of the impairment testing model, which could result in an impairment of goodwill.

For the year ended December 31, 2014, we determined as a result of the slower than anticipated development of revenues for our art title insurance company, the likelihood of near term recovery of the intangible assets, including goodwill, was not probable. Therefore, we wrote-off $1.6 million of goodwill and $1.8 million of indefinite lived intangible assets related to this operating unit.

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

The following table presents our intangible assets and accumulated amortization at December 31:

	December 31, 2014		December 31, 2013
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Lloyd's capacity	$60.5	n/a	$60.5	n/a
Title plant	—	n/a	1.8	n/a
Distribution network	44.8	27.9	44.8	23.1
Additional Lloyd's capacity	4.8	3.9	4.8	3.2
Other	1.5	1.2	1.5	1.1
	$111.6	$33.0	$113.4	$27.4

The weighted average useful life by category at December 31, 2014 was 9.8 years for the distribution network, 5.0 years for the additional Lloyd’s capacity and 9.1 years for other. The weighted average useful life for all categories was 9.3 years at December 31, 2014.

During the twelve months ended December 31, 2014, 2013 and 2012, amortization expense was $5.6 million, $6.1 million and $5.2 million, respectively, and is included in “Underwriting, acquisition and insurance expenses” in our Consolidated Statements of Income.

The estimated amortization expense for the years ended December 31, 2015, 2016, 2017, 2018 and 2019 is $5.4 million, $5.1 million, $4.5 million, $2.4 million and $0.4 million, respectively.

Property and Equipment

Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and carried at cost less accumulated depreciation and are reported in “Other assets” in our Consolidated Balance

Sheets. Depreciation is calculated using a straight-line method over the estimated useful lives of the assets, generally three to thirty two years. The accumulated depreciation for property and equipment was $81.7 million and $65.5 million at December 31, 2014 and 2013, respectively. The net book value of our property and equipment at December 31, 2014 and 2013 was $102.7 million and $79.0 million, respectively. The depreciation expense at December 31, 2014, 2013 and 2012 was $15.1 million, $15.5 million and $12.6 million, respectively.

Derivative Instruments

We enter into short-term, currency spot and forward contracts to mitigate foreign exchange rate exposure in our non-U.S. Dollar denominated fixed maturity investments. The forward contracts used are typically less than sixty days and are renewed as long as the non-U.S. Dollar denominated fixed maturity investments are held in our portfolio. Forward contracts are designated as hedges for accounting purposes. We also enter into foreign currency exchange forward contracts to manage currency exposure on losses related to global catastrophe events. These foreign currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other investments.” The realized and unrealized gains and losses are included in “Net realized investment and other gains” in our Consolidated Statements of Income.

Through our subsidiary Argo Re, in 2011, we entered into two reinsurance contracts with a special purpose reinsurance company that provided us with protection against certain severe catastrophe events and the occurrence of multiple significant catastrophe events during the same year. The special purpose reinsurance company provided the reinsurance through two catastrophe bond transactions that were supported by two collateralized facilities. The reinsurance contracts were deemed to be derivatives. We recorded these contracts at fair value, and such fair value was included in “Other assets” in our Consolidated Balance Sheets with any changes in the value reflected in “Other reinsurance-related expenses” in our Consolidated Statements of Income. See Note 5, “Derivative Instruments” for related disclosures.

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

Translation gains and losses related to our operations in Brazil and Malta are recorded as a component of shareholders’ equity in our Consolidated Balance Sheets. At December 31, 2014 and 2013, the foreign currency translation adjustments were a loss of $15.6 million and $11.5 million, respectively.

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

For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. We had no material unrecognized tax benefits as of December 31, 2014, 2013 and 2012. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2011. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2012.

Supplemental Cash Flow Information

Income taxes paid. We paid income taxes of $23.7 million, $14.2 million and $21.0 million in 2014, 2013 and 2012, respectively.

Income taxes recovered. We recovered income taxes of $0.1 million and $10.0 million in 2014 and 2012, respectively. We did not recover any income taxes in 2013.

Interest paid. Interest paid was as follows:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Senior unsecured fixed rate notes	$9.3	$9.3	$2.1
Junior subordinated debentures	7.6	7.9	21.3
Other indebtedness	2.8	2.6	3.1
Total interest paid	$19.7	$19.8	$26.5

Non-cash operating activities transactions. In our Consolidated Balance Sheet at December 31, 2012, “Reinsurance recoverables” and “Ceded reinsurance payable, net” each included $252.3 million from the whole account quota share reinsurance transaction (see Note 6, “Reserves for Losses and Loss Adjustment Expenses” for further discussion). As cash had not been settled in 2012 related to this transaction, $252.3 million has been excluded from both the change in “Receivables” and the change in “Ceded reinsurance payable and funds held” for the year ended December 31, 2012. During 2013, $52.7 million was received related to the “Reinsurance recoverables” and is reflected in “Receivables” and $155.0 million was paid related to the “Ceded reinsurance payable, net” and is reflected in “Ceded reinsurance payable and funds held” in our Consolidated Statements of Cash Flows. Additionally, the “Reinsurance recoverable” was increased by $9.2 million for a change in the estimated loss which has not been settled in cash as of December 31, 2013 and is therefore excluded from “Receivables” in our Consolidated Statements of Cash Flows. Subject to a Split Reinsurance to Close arrangement previously approved by the Prudential Regulatory Authority, the liabilities assumed by the whole account quota share provider were legally transferred to that quota share provider on January 18, 2014 with an inception date of January 1, 2014.

Our Consolidated Statements of Cash Flows contains a reconciliation of net income to “Net cash (used) provided by operating activities,” which includes, among other things, certain adjustments for non-cash items. For the year ended December 31, 2014, the adjustment for “Net realized and other gains” includes a $43.3 million non-cash item related to the pre-tax realized gain recognized on the sale of a real estate holding, as the proceeds from this sale are currently held in escrow and recorded as a receivable within “Other assets” in our Consolidated Balance Sheet at December 31, 2014. See Note 3, “Sale of Real Estate Holding” for further discussion.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606). The ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The ASU provides a five-step analysis of transactions to determine when and how revenue is recognized and requires additional disclosures sufficient to describe the nature, amount, timing and uncertainty of revenue and cash flows for these transactions. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, we will adopt this ASU on January 1, 2017. Companies may use either a “full retrospective” adoption, meaning the update is applied to all periods presented, or a “modified retrospective” adoption, meaning the update is applied only to the most current period presented in the financial statements. While insurance contracts are excluded from this ASU, fee income related to our brokerage operations and management of the third-party capital for our underwriting Syndicate at Lloyd’s will be subject to this updated guidance. We are currently evaluating what impact this ASU will have on our financial results and disclosures and which adoption method to apply.

2.	Investments

Composition of Invested Assets

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments as of December 31 were as follows:

December 31, 2014
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
USD denominated:
U.S. Governments	$184.0	$1.3	$0.3	$185.0
Non-U.S. Governments	79.9	0.6	0.6	79.9
Obligations of states and political subdivisions	468.1	22.9	0.3	490.7
Credit-Financial	508.1	12.3	2.3	518.1
Credit-Industrial	493.7	9.4	3.5	499.6
Credit-Utility	142.7	3.2	3.9	142.0
Structured securities:
CMO/MBS-agency (1)	168.0	8.0	0.7	175.3
CMO/MBS-non agency	13.2	0.8	—	14.0
CMBS (2)	178.6	1.6	0.2	180.0
ABS (3)	221.4	0.6	1.0	221.0
Foreign denominated:
Governments	148.4	1.2	9.4	140.2
Credit	211.1	2.7	18.9	194.9
Total fixed maturities	2,817.2	64.6	41.1	2,840.7
Equity securities	307.3	184.1	5.1	486.3
Other investments	488.9	7.5	1.3	495.1
Short-term investments	275.8	—	—	275.8
Total investments	$3,889.2	$256.2	$47.5	$4,097.9

(1)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(2)	Commercial mortgage-backed securities (“CMBS”).
(3)	Asset-backed securities (“ABS”).

December 31, 2013
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
USD denominated:
U.S. Governments	$273.4	$2.4	$0.5	$275.3
Non-U.S. Governments	60.9	0.3	1.0	60.2
Obligations of states and political subdivisions	563.7	22.9	8.8	577.8
Credit-Financial	426.3	15.4	1.8	439.9
Credit-Industrial	385.5	13.8	2.2	397.1
Credit-Utility	162.0	5.4	0.8	166.6
Structured securities:
CMO/MBS-agency (1)	219.4	9.2	1.7	226.9
CMO/MBS-non agency	19.4	0.8	—	20.2
CMBS (2)	162.7	3.1	1.0	164.8
ABS (3)	123.6	0.8	0.6	123.8
Foreign denominated:
Governments	207.7	4.9	5.9	206.7
Credit	155.5	4.4	4.8	155.1
Total fixed maturities	2,760.1	83.4	29.1	2,814.4
Equity securities	346.9	188.6	1.2	534.3
Other investments	377.4	2.8	1.3	378.9
Short-term investments	351.6	—	—	351.6
Total investments	$3,836.0	$274.8	$31.6	$4,079.2

(1)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(2)	Commercial mortgage-backed securities (“CMBS”).
(3)	Asset-backed securities (“ABS”).

Included in “Total investments” in our Consolidated Balance Sheets at December 31, 2014 and 2013 is $75.2 million and $87.3 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party participants that provide underwriting capital to our Syndicate 1200 segment.

Contractual Maturity

The amortized cost and fair values of fixed maturity investments as of December 31, 2014, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$238.7	$235.3
Due after one year through five years	1,326.2	1,328.5
Due after five years through ten years	507.7	519.1
Thereafter	163.4	167.5
Structured securities	581.2	590.3
Total	$2,817.2	$2,840.7

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Other Invested Assets

Details regarding the carrying value, redemption characteristics and unfunded investment commitments of the other invested assets portfolio as of December 31, 2014 and 2013 were as follows:

December 31, 2014
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$153.2	$—
Private equity	123.6	72.9
Long only funds	104.4	—
Other investments	113.9	—
Total other invested assets	$495.1	$72.9

December 31, 2013
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$87.9	$—
Private equity	93.8	35.7
Long only funds	62.0	—
Other investments	135.2	—
Total other invested assets	$378.9	$35.7

The following describes each investment type:

•	Hedge funds: Hedge funds include equity long/short, multi-strategy credit, relative value credit and distressed event credit funds.
•

Private equity:  Private equity includes buyout funds, real asset/infrastructure funds, credit special situations funds, mezzanine lending funds and direct investments and strategic non-controlling minority investments in private companies that are principally accounted for using the equity method of accounting.

•	Long only funds: These funds include a long-only fund that invests in high yield fixed income securities and funds that primarily invests in distressed debt.
•

Other investments: Other investments include assets on deposit with various regulatory authorities to support Syndicate 1200 segment’s insurance and reinsurance operations and foreign exchange currency forward contracts to manage exposure on losses related to global catastrophic events, our Canadian dollar investment portfolio and certain Euro denominated investments.

Unrealized Losses and Other-than-temporary Impairments

An aging of unrealized losses on our investments in fixed maturities, equity securities, other investments and short-term investments is presented below:

December 31, 2014	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments	$55.0	$0.2	$15.7	$0.1	$70.7	$0.3
Non-U.S. Governments	36.5	0.4	5.2	0.2	41.7	0.6
Obligations of states and political subdivisions	10.4	0.1	16.6	0.2	27.0	0.3
Credit-Financial	195.7	2.2	11.1	0.1	206.8	2.3
Credit-Industrial	240.8	3.3	12.2	0.2	253.0	3.5
Credit-Utility	63.1	3.8	1.9	0.1	65.0	3.9
Structured securities:
CMO/MBS-agency	10.1	0.1	19.2	0.6	29.3	0.7
CMBS	49.3	0.1	6.0	0.1	55.3	0.2
ABS	129.2	0.7	8.1	0.3	137.3	1.0
Foreign denominated:
Governments	123.7	9.3	11.2	0.1	134.9	9.4
Credit	190.8	18.7	0.9	0.2	191.7	18.9
Total fixed maturities	1,104.6	38.9	108.1	2.2	1,212.7	41.1
Equity securities	53.6	5.1	—	—	53.6	5.1
Other investments	(0.9)	1.3	—	—	(0.9)	1.3
Short-term investments	—	—	—	—	—	—
Total	$1,157.3	$45.3	$108.1	$2.2	$1,265.4	$47.5

December 31, 2013	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments	$55.3	$0.5	$—	$—	$55.3	$0.5
Non-U.S. Governments	36.3	1.0	—	—	36.3	1.0
Obligations of states and political subdivisions (2)	154.6	8.8	3.1	—	157.7	8.8
Credit-Financial	88.7	1.7	2.4	0.1	91.1	1.8
Credit-Industrial	85.7	2.0	2.9	0.2	88.6	2.2
Credit-Utility	21.2	0.7	1.9	0.1	23.1	0.8
Structured securities:
CMO/MBS-agency	58.4	1.2	5.6	0.5	64.0	1.7
CMBS (2)	24.2	1.0	1.1	—	25.3	1.0
ABS	59.1	0.1	5.6	0.5	64.7	0.6
Foreign denominated:
Governments	170.5	5.9	—	—	170.5	5.9
Credit	125.3	4.8	—	—	125.3	4.8
Total fixed maturities	879.3	27.7	22.6	1.4	901.9	29.1
Equity securities	25.5	1.2	—	—	25.5	1.2
Other investments	(1.3)	1.3	—	—	(1.3)	1.3
Short-term investments (1)	4.5	—	—	—	4.5	—
Total	$908.0	$30.2	$22.6	$1.4	$930.6	$31.6

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

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

We hold a total of 6,165 securities, of which 2,031 were in an unrealized loss position for less than one year and 139 were in an unrealized loss position for a period one year or greater as of December 31, 2014. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increased credit spreads, foreign currency fluctuations and higher market yields relative to the date the securities were purchased, and for structured securities, by the performance of the underlying collateral as well. In considering whether an investment is other-then-temporarily impaired or not, we also considered that we do not intend to sell the investments and it is unlikely that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. In situations where we did not recognize other-than-temporary losses on investments in our equity portfolio, we have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation, have the ability and intent to hold these investments until a recovery of the cost basis. We do not consider these investments to be other-than-temporarily impaired at December 31, 2014.

We recognized other-than-temporary losses on our fixed maturities portfolio of $1.2 million, $6.0 million and $1.5 million for 2014, 2013 and 2012, respectively. We recognized other-than-temporary losses on our equity portfolio of $1.1 million, $1.8 million and $2.2 million for 2014, 2013 and 2012, respectively.

Net Investment Income and Realized Gains and Losses

Investment income and expenses were as follows:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Investment income:
Interest and dividends on fixed maturities	$76.3	$87.7	$105.9
Dividends on equity securities	15.8	17.7	15.2
Interest on short-term and other investments	5.3	5.0	7.3
Other	(1.0)	(1.0)	(0.4)
Investment income	96.4	109.4	128.0
Investment expenses	(9.8)	(9.4)	(9.2)
Net investment income	$86.6	$100.0	$118.8

 The following table presents our gross realized investment gains (losses) and other:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Realized gains
Fixed maturities	$17.0	$33.5	$27.2
Equity securities	29.2	59.1	0.4
Other investments	44.8	38.9	21.5
Short-term investments	0.1	0.1	0.5
Other assets	2.0	—	4.8
Gain on sale of real estate holdings	43.3	—	—
Gross realized investment gains and other	136.4	131.6	54.4
Realized losses
Fixed maturities	(12.2)	(19.6)	(9.1)
Equity securities	(0.6)	(1.4)	(0.5)
Other investments	(21.8)	(30.8)	(15.1)
Short-term investments	(0.9)	(0.7)	(0.3)
Other assets	(4.6)	—	—
Other-than-temporary impairment losses on fixed maturities	(1.2)	(6.0)	(1.5)
Other-than-temporary impairment losses on equity securities	(1.1)	(1.8)	(2.2)
Gross realized investment and other losses	(42.4)	(60.3)	(28.7)
Net realized investment gains and other	$94.0	$71.3	$25.7

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows:

(in millions)	Fixed Maturities	Equity Maturities	Other Investments	Other	Real Estate Holdings	Tax Effects	Total
Year Ended December 31, 2014
Realized before impairments	$4.8	$28.6	$23.0	$(3.4)	$43.3	$(34.0)	$62.3
Realized - impairments	(1.2)	(1.1)	—	—	—	0.8	(1.5)
Change in unrealized	(30.5)	(8.4)	2.5	—	—	3.1	(33.3)
Year Ended December 31, 2013
Realized before impairments	$13.9	$57.7	$8.1	$(0.6)	$—	$(26.2)	$52.9
Realized - impairments	(6.0)	(1.8)	—	—	—	2.7	(5.1)
Change in unrealized	(102.6)	39.5	4.5	—	—	18.4	(40.2)
Year Ended December 31, 2012
Realized before impairments	$18.1	$(0.1)	$6.4	$5.0	$—	$(7.2)	$22.2
Realized - impairments	(1.5)	(2.2)	—	—	—	1.3	(2.4)
Change in unrealized	39.5	35.9	(2.4)	—	—	(20.4)	52.6

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

As of December 31, 2013 and 2012, we hedged $0.1 million and $2.3 million, respectively, of non-U.S. Dollar denominated fixed maturity investments in emerging market debt with $0.1 million and $2.2 million, respectively, of foreign exchange contracts. The net realized effect on income was not significant for the reporting periods. These emerging market debt fixed income investments were sold and the related hedging program discontinued in 2014.  The net realized effect on income was not significant during 2014.

We also enter into foreign currency exchange forward contracts to manage currency exposure on losses related to global catastrophe events. These currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other investments.” The realized and unrealized gains and losses are included in “Net realized investment and other gains” in our Consolidated Statements of Income. The notional amount of the currency forward contracts was $20.6 million, $57.2 million and $102.8 million as of December 31, 2014, 2013 and 2012, respectively. The fair value of the currency forward contracts was a loss of $0.6 million, $1.3 million and $1.9 million as of December 31, 2014, 2013 and 2012, respectively. For the years ended December 31, 2014, 2013 and 2012, we recognized $4.6 million, $7.8 million and $8.0 million in realized gains and $4.9 million, $10.4 million and $7.5 million in realized losses, respectively, from the currency forward contracts.

In 2014, we entered into foreign currency exchange forward contracts to manage currency exposure on our Canadian dollar (“CAD”) investment portfolio. The currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other investments.” The realized and unrealized gains and losses are included in “Net realized investment and other gains” in our Consolidated Statements of Income. The notional amount of the currency forward contracts was CAD $141.8 million ($118.1 million) as of December 31, 2014. The fair value of the currency forward contracts was a loss of $0.6 million as of December 31, 2014. For the year ended December 31, 2014, we recognized $4.6 million in realized gains and $2.2 million in realized losses, respectively, from the CAD currency forward contracts.

Also in 2014, we entered into foreign currency exchange forward contracts to manage currency exposure on certain Euro denominated investments. The currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other investments”. The realized and unrealized gains and losses are included in “Net realized investment and other gains” in our Consolidated Statements of Income. The fair value of the currency forward contracts was $2.3 million as of December 31, 2014. For the year ended December 31, 2014, we recognized $6.0 million in realized gains and $2.4 million in realized losses, respectively, from these currency forward contracts.

Regulatory Deposits, Pledged Securities and Letters of Credit

At December 31, 2014, the amortized cost and fair value of investments on deposit with U.S., Canadian and various agencies for regulatory purposes were $186.6 million and $194.2 million, respectively. At December 31, 2013, the amortized cost and fair value of investments on deposit with U.S. and various agencies for regulatory purposes were $196.7 million and $203.4 million, respectively.

At December 31, 2014, investments with an amortized cost of $55.0 million and fair value of $55.3 million were pledged as collateral in support of irrevocable letters of credit (“LOC’s”) in the amount of $43.6 million issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves. At December 31, 2013, investments with an amortized cost of $97.7 million and fair value of $98.6 million were pledged as collateral in support of irrevocable LOC’s in the amount of $60.2 million issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves.

Our Corporate member’s capital supporting our Lloyd’s business was $217.9 million and $250.8 million at December 31, 2014 and 2013, respectively.

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

●

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that can be accessed at the reporting date. We define actively traded as a security that has traded in the past seven days. We receive one quote per instrument for Level 1 inputs.

●

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. We receive one quote per instrument for Level 2 inputs.

●

Level 3 inputs are unobservable inputs. Unobservable inputs reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of December 31, 2014. A description of the valuation techniques we use to measure assets at fair value is as follows:

Fixed Maturities (Available-for-Sale) Levels 1 and 2:

●

United States Treasury securities are typically valued using Level 1 inputs. For these securities, we obtain fair value measurements from third-party pricing services using quoted prices (unadjusted) in active markets at the reporting date.

●

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

●

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

Equity Securities Level 2: We own interests in equity and mutual funds that are reported at fair value using Level 2 inputs. The valuations are based on the funds’ net asset value per share, determined weekly or at the end of each month. The underlying assets in the funds are valued primarily on the basis of closing market quotations or official closing prices on each valuation day.

Equity Securities Level 3: We own certain equity securities that are reported at fair value using Level 3 inputs. The valuation techniques for these securities include the following:

●	Fair value measurements are obtained from the National Association of Insurance Commissioners’ Security Valuation Office at the reporting date.
●	Fair value measurements for an investment in an equity fund obtained by applying final prices provided by the administrator of the fund, which is based upon certain estimates and assumptions.

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

Other Assets Level 3: We had one reinsurance contract deemed a derivative in 2013. The fair values were estimated by management taking into account changes in the market for insurance linked securities with similar economic characteristics and potential recoveries from events preceding the valuation date. See Note 5, “Derivative Instruments” for related disclosures.

Transfers Between Level 1 and Level 2 Securities: There were no transfers between Level 1 and Level 2 securities during 2014 or 2013.

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2014	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$185.0	$99.2	$85.8	$—
Non-U.S. Governments	79.9	—	79.9	—
Obligations of states and political subdivisions	490.7	—	490.7	—
Credit-Financial	518.1	—	518.1	—
Credit-Industrial	499.6	—	499.6	—
Credit-Utility	142.0	—	142.0	—
Structured securities:
CMO/MBS-agency	175.3	—	175.3	—
CMO/MBS-non agency	14.0	—	14.0	—
CMBS	180.0	—	180.0	—
ABS	221.0	—	221.0	—
Foreign denominated:
Governments	140.2	—	140.2	—
Credit	194.9	—	194.9	—
Total fixed maturities	2,840.7	99.2	2,741.5	—
Equity securities	486.3	485.4	—	0.9
Other investments	97.3	—	97.3	—
Short-term investments	275.8	273.9	1.9	—
Other assets	—	—	—	—
	$3,700.1	$858.5	$2,840.7	$0.9

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2013	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$275.3	$143.8	$131.5	$—
Non-U.S. Governments	60.2	—	60.2	—
Obligations of states and political subdivisions	577.8	—	577.8	—
Credit-Financial	439.9	—	439.9	—
Credit-Industrial	397.1	—	397.1	—
Credit-Utility	166.6	—	166.6	—
Structured securities:
CMO/MBS-agency	226.9	—	226.9	—
CMO/MBS-non agency	20.2	—	20.2	—
CMBS	164.8	—	164.8	—
ABS	123.8	—	123.8	—
Foreign denominated:
Governments	206.7	—	206.7	—
Credit	155.1	—	155.1	—
Total fixed maturities	2,814.4	143.8	2,670.6	—
Equity securities	534.3	476.7	56.3	1.3
Other investments	117.8	—	117.8	—
Short-term investments	351.6	347.0	4.6	—
Other assets	2.6	—	—	2.6
	$3,820.7	$967.5	$2,849.3	$3.9

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

The fair value measurements in the tables above do not equal “Total investments” on our Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting and include reinsurance contracts that are classified as “Other assets”.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:

Fair Value Measurements Using Observable Inputs (Level 3)

(in millions)	Equity Securities	Other Assets	Total
Beginning balance, January 1, 2014	$1.3	$2.6	$3.9
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	—	—
Included in other comprehensive income (loss)	0.1	—	0.1
Purchases, issuances, sales, and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	(0.5)	—	(0.5)
Settlements	—	(2.6)	(2.6)
Ending balance, December 31, 2014	$0.9	$—	$0.9
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2014	$—	$—	$—

(in millions)	Equity Securities	Other Assets	Total
Beginning balance, January 1, 2013	$1.8	$6.9	$8.7
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income (loss)	0.1	—	0.1
Included in other comprehensive income (loss)	—	—	—
Purchases, issuances, sales, and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	(0.6)	—	(0.6)
Settlements	—	(4.3)	(4.3)
Ending balance, December 31, 2013	$1.3	$2.6	$3.9
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2013	$—	$—	$—

At December 31, 2014 and 2013, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.

3.	Sale of Real Estate Holding

On December 30, 2014, AGI Properties, Inc. (“AGIP”), a subsidiary of Argonaut Insurance Company, sold a parcel of real estate in Torrance, California for a sales price of $45.0 million, with net proceeds of approximately $43.6 million.  The funds are being held in escrow, with AGIP named as beneficiary. The sale of this property met full gain recognition under ASC 360-20, “Property, Plant, and Equipment – Real Estate Sales,” and resulted in a pre-tax realized gain of $43.3 million. This amount is included in the Company’s “Net realized investment and other gains” line on its Consolidated Statements of Income.

4.	Reinsurance

We reinsure certain risks with other insurance companies. Such arrangements serve to limit our maximum loss on certain individual risks as well as on catastrophes and large or unusually hazardous risks. We are liable for reinsurance ceded in the event our reinsurers do not meet their obligations. Thus, a credit exposure exists with respect to reinsurance ceded to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. Our allowance for uncollectible reinsurance balances receivable on paid losses and incurred claims was $3.4 million and $3.7 million as of December 31, 2014 and 2013, respectively. Under certain reinsurance agreements, collateral, including letters of credit, is held to secure performance of reinsurers in meeting their obligations. The amount of such collateral was $359.4 million and $335.5 million at December 31, 2014 and 2013, respectively. The collateral we hold does not apply to our entire outstanding reinsurance recoverable. Rather, collateral is provided on an individual contract basis as appropriate. For each individual reinsurer, the collateral held may exceed or fall below the total outstanding recoverable from that individual reinsurer.

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

Estimated losses recoverable from reinsurers and the ceded portion of unearned premiums are reported as assets in our Consolidated Balance Sheets. Included in “Reinsurance recoverables” are paid loss recoverables of $91.9 million and $140.8 million as of December 31, 2014 and 2013, respectively. “Earned Premiums” and “Losses and loss adjustment expenses” are reported net of reinsurance in our Consolidated Statements of Income.

Losses and loss adjustment expenses of $747.4 million, $742.0 million and $747.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, are net of amounts ceded to reinsurers of $246.6 million, $292.8 million and $223.6 million, respectively.

We are required to accept certain assigned risks and other legally mandated reinsurance obligations. Prior to the mid-1980s, we assumed various forms of casualty reinsurance for which we continue to maintain reserves for losses and loss adjustment expenses (see Note 21, “Run-off Lines”). For such assumed reinsurance transactions, we engage in various monitoring steps that are common with assumed reinsurance such as ongoing claims reviews. We currently assume property related reinsurance primarily through our subsidiary, Argo Re and casualty related reinsurance primarily through ArgoGlobal Syndicate 1200 (see Note 20, “Segment Information”).

Premiums were as follows:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Direct written premiums	$1,585.5	$1,576.1	$1,428.6
Reinsurance ceded to other companies	(537.5)	(537.1)	(501.2)
Reinsurance assumed from other companies	319.9	312.3	317.1
Net written premiums	$1,367.9	$1,351.3	$1,244.5
Direct earned premiums	$1,551.8	$1,541.0	$1,372.2
Reinsurance ceded to other companies	(524.8)	(533.7)	(487.0)
Reinsurance assumed from other companies	311.1	296.5	301.3
Net earned premiums	$1,338.1	$1,303.8	$1,186.5
Percentage of reinsurance assumed to net earned premiums	23.2%	22.7%	25.4%

5.	Derivative Instruments

Through our subsidiary Argo Re, in 2011 we entered into two reinsurance contracts with a special purpose reinsurance company that provided us with protection against certain severe catastrophe events and the occurrence of multiple significant catastrophe events during the same year. The first contract was effective June 18, 2011 and provided coverage of $100 million for hurricanes and earthquakes in the U.S., windstorms in Europe and earthquakes in Japan based on the occurrence of second and subsequent events on a per-occurrence basis over an 18-month coverage period. The first contract expired in December 2012. The second contract entered into on December 28, 2011 and effective January 1, 2012, provided coverage of $100 million for hurricanes and earthquakes (including fire) in the U.S. and covered losses for the first and subsequent events on a per-occurrence basis over a 24-month coverage period. The second contract expired in December 2013. Both of these transactions ignored the effects of inuring reinsurance, creating the remote possibility of a double recovery on covered events, and were therefore deemed to be derivatives.

We recorded these contracts at fair value, and such fair value is included in “Other assets” in our Consolidated Balance Sheets with any changes in the value reflected in “Other reinsurance-related expenses” in our Consolidated Statements of Income. As there is no quoted fair value available for these derivatives, the fair value was estimated by management taking into account changes in the market for insurance linked services with similar economic characteristics and potential recoveries from events preceding the valuation date. Included in “Other reinsurance-related expenses” for the years ended December 31, 2013 and 2012 were $19.2 million and $27.3 million, respectively, which was incurred due to the change in the fair value of the derivative, principally due to the passage of the transaction’s risk coverage term. Included in “Other assets” in our Consolidated Balance Sheets at December 31, 2013 was $2.6 million, which represented the fair value of the contract at that date. As these contracts expired in December 2012 and December 2013, no expense was recorded during 2014, nor was it reflected on our Consolidated Balance Sheet at December 31, 2014.

The special purpose reinsurance company that was the counterparty to this transaction was a variable interest entity under the provisions of ASC Topic 810-10, “Consolidation.” Argo Group was not the primary beneficiary of this entity and was therefore not required to consolidate it in our consolidated financial statements.

6.	Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Net reserves beginning of the year	$2,107.6	$2,110.9	$2,336.7
Add:
Net reserves from assumed retroactive insurance contract (1)	—	—	13.0
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	785.1	775.6	780.5
Prior accident years	(37.7)	(33.6)	(32.9)
Losses and LAE incurred during calendar year, net of reinsurance	747.4	742.0	747.6
Deduct:
Net reserves ceded - whole account quota share reinsurance transaction (2)	—	—	192.2
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	185.9	199.3	217.7
Prior accident years	550.8	554.2	578.8
Losses and LAE payments made during current calendar year, net of reinsurance:	736.7	753.5	796.5
Change in participation interest (3)	37.8	10.4	(3.1)
Foreign exchange adjustments	(19.0)	(2.2)	5.4
Net reserves - end of year	2,137.1	2,107.6	2,110.9
Add:
Reinsurance recoverables on unpaid losses and LAE, end of year	905.3	1,122.7	1,112.6
Gross reserves - end of year	$3,042.4	$3,230.3	$3,223.5

(1)	Amount represents reserves assumed resulting from participation in Brazilian Motor Third-Party Liability Insurance Pool effective January 1, 2012.
(2)	Amount represents reserves ceded resulting from a whole account quota share reinsurance transaction of 2009 and prior year of account reserves of the syndicate effective December 2012.
(3)	Amount represents (decrease) increase in reserves due to change in syndicate participation.

On December 31, 2012, our Syndicate 1200 segment entered into a retroactive whole account quota share contract covering the 2009 and prior years of account. The counterparty was another syndicate within the Lloyd’s market. As a result of this transaction, reserves for losses and LAE at December 31, 2012 were net of $192.2 million ceded under this quota share agreement. Subject to a Split Reinsurance to Close arrangement previously approved by the Prudential Regulatory Authority, the liabilities assumed by the whole account quota share provider were legally transferred to that quota share provider on January 18, 2014 with an inception date of January 1, 2014.

Reserves for losses and LAE represent the estimated indemnity cost and related adjustment expenses necessary to investigate and settle claims. Such estimates are based upon individual case estimates for reported claims, estimates from ceding companies for reinsurance assumed and actuarial estimates for losses that have been incurred but not yet reported to the insurer. Any change in probable ultimate liabilities is reflected in current operating results.

Impacting losses and LAE for the year ended December 31, 2014 was $37.7 million in favorable prior years’ loss reserve development comprised of the following: $47.4 million of net favorable development in the Excess and Surplus Lines segment primarily caused by favorable development in the general and products liability lines, partially offset by unfavorable development in commercial automobile; $6.8 million of net unfavorable development in the Commercial Specialty segment, primarily driven by unfavorable development in general liability due to increases in claim severity, as well as unfavorable development in auto liability lines, partially offset by favorable development in short-tail and workers compensation lines; $0.4 million of net favorable development in the International Specialty segment; $21.1 million of favorable development in the Syndicate 1200 segment primarily driven by favorable development in various property classes, as well as favorable development in professional indemnity, partially offset by unfavorable development in general liability; $24.4 million of unfavorable development in the Run-off Lines segment primarily caused by $10.3 million of unfavorable development in workers compensation lines driven by increasing medical costs on older claims, as well as $13.5 million in asbestos liability driven by increasing defense costs on primary business and activity on assumed business including the impact of arbitrations and commutations.

Net favorable loss development recognized in 2013 for prior accident years was a $33.6 million reduction to losses and LAE. The Excess and Surplus Lines segment had net favorable loss development of $43.9 million primarily due to favorable development in the general and products liability lines of business, partially offset by unfavorable development in commercial automobile losses. The Commercial Specialty segment had net unfavorable loss development of $1.1 million primarily attributable to unfavorable development in general liability due to increases in claim severity and unfavorable development in automobile liability, partially offset by favorable development in workers compensation and short-tail lines. The International Specialty segment had net negligible prior year loss development. The Syndicate 1200 segment had net favorable loss development of $6.2 million primarily attributable to favorable development in various property classes, partially offset by unfavorable development in liability lines associated with municipality business. The Run-off Lines segment had net unfavorable development of $15.5 million primarily due to $10.5 million of unfavorable development in the asbestos liability driven by higher defense costs for claims from general liability policies written on a direct basis, as well as commutation and settlement activity, and $2.0 million of unfavorable development in the medical malpractice liability line due to the loss of the New York Liquidation Bureau funding for structured settlement annuity payments.

Net favorable loss development recognized in 2012 for prior accident years was a $32.9 million reduction to losses and LAE. The Excess and Surplus Lines segment had net favorable loss development of $48.0 million primarily driven by favorable development in the general and products liability lines of business. The Commercial Specialty segment had net unfavorable loss development of $22.2 million primarily driven by unfavorable development in general liability due to increases in claim severity, unfavorable development in the automobile liability lines of business, partially offset by favorable development in workers compensation. The International Specialty segment had net favorable loss development of $7.2 million primarily attributable to short-tail non-catastrophe losses. The Syndicate 1200 segment had net favorable loss development of $9.7 million primarily driven by favorable development in the property facultative, North American binder and Directors and Officers classes of business, partially offset by unfavorable development in the general liability property class of business. The Run-off Lines segment had net unfavorable development of $9.8 million primarily due to $9.1 million of unfavorable development in asbestos claims driven by increasing defense costs in the primary book and increasing settlement costs in the assumed book, partially offset by favorable development in workers compensation and run-off reinsurance claims.

In the opinion of management, our reserves represent the best estimate of our ultimate liabilities, based on currently known facts, current law, current technology and assumptions considered reasonable where facts are not known. Due to the significant uncertainties and related management judgments, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Pension-type reserves (tabular reserves) are indemnity reserves that are calculated using discounts determined with reference to actuarial tables, which incorporate interest and contingencies such as mortality, remarriage, inflation or recovery from disability applied to a reasonably determinable payment stream. We discounted certain workers compensation pension-type reserves using a maximum interest rate of 3.5% in 2014, 2013 and 2012. The amount of unamortized discount was $17.6 million, $19.5 million and $20.8 million at December 31, 2014, 2013 and 2012, respectively.

7.	Senior Unsecured Fixed Rate Notes

In September 2012, through our wholly owned subsidiary Argo Group US, we issued $143,750,000 aggregate principal amount of Argo Group US’s 6.5% Senior Notes due September 15, 2042 (the “Notes”). The Notes bear interest at 6.5%, payable quarterly in cash in arrears on the 15th day of March, June, September and December of each year, beginning on December 15, 2012. The Notes are unsecured and unsubordinated obligations of Argo Group US and rank equally in right of payment with all of Argo Group US’s other unsecured and unsubordinated debt. The Notes are guaranteed on a full and unconditional senior unsecured basis by Argo Group. The Notes may be redeemed, for cash, in whole or in part, on or after September 15, 2017, at Argo Group US’s option, at any time and from time to time, prior to maturity at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date. The outstanding principal balance on the Notes was $143.8 million at December 31, 2014 and 2013.

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

On July 16, 2014, Argo Group US, Inc. purchased the outstanding PXRE Capital Trust V $20,000,000 Junior Subordinated Debt Securities (“Capital Trust V”) at a discount equal to 90.0% of the principal amount plus accrued and unpaid interest through the date of purchase for a total price of $18.2 million, resulting in the recognition of a $2.0 million pre-tax realized gain. As of December 31, 2014, the Capital Trust V has not yet been redeemed and interest will continue to accrue and be paid until the redemption date. In accordance with ASC Topic 405, “Liabilities,” we have eliminated the outstanding debt, associated interest and intercompany balances related to the purchase of the Capital Trust V since the purchase by Argo Group US, Inc.

On October 1, 2012, we gave notice of redemption to the trustee of our 8.85% PXRE Capital Trust I $103,093,000 Junior Subordinated Debt Securities (“Capital Trust I”). Capital Trust I was redeemed on November 13, 2012 at a redemption price equal to 102.090% of its principal amount, plus accrued and unpaid interest through the date of redemption. Additionally, on October 8, 2012, we gave notice of redemption to the trustee of our 9.75% PXRE Capital Trust III $15,464,000 Junior Subordinated Debt Securities (“Capital Trust III”). Capital Trust III was redeemed on November 23, 2012 at a redemption price equal to 100.975% of its principal amount, plus accrued and unpaid interest through the date of redemption. Interest on Capital Trust I and Capital Trust III ceased to accrue on and after the redemption dates. Subsequent to redemption, we received $3.1 million and $0.5 million for our ownership in Capital Trust I and Capital Trust III, respectively. Redemption of Capital Trust I and Capital Trust III resulted in a call premium of $2.1 million and $0.1 million, respectively, shown in “Debt extinguishment costs” in our Consolidated Statement of Income for the year ended December 31, 2012. Capital Trust I had an unamortized discount of $0.4 million that was written off to “Interest expense” in our Consolidated Statement of Income for the year ended December 31, 2012.

A summary of our outstanding junior subordinated debentures is presented below:

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Redeemable	Rate Structure	Interest Rate at December 31, 2014	Amount
Argo Group
05/15/2003	PXRE Capital Statutory Trust II	05/15/2033	05/15/2008	3M LIBOR + 4.10%	4.33%	$18.1
11/06/2003	PXRE Capital Trust VI	09/30/2033	09/30/2008	3M LIBOR + 3.90%	4.16%	10.3
Argo Group US
05/15/2003	Argonaut Group Statutory Trust I	05/15/2033	05/15/2008	3M LIBOR + 4.10%	4.33%	15.5
12/16/2003	Argonaut Group Statutory Trust III	01/08/2034	01/08/2009	3M LIBOR + 4.10%	4.33%	12.3
04/29/2004	Argonaut Group Statutory Trust IV	04/29/2034	04/29/2009	3M LIBOR + 3.85%	4.08%	13.4
05/26/2004	Argonaut Group Statutory Trust V	05/24/2034	05/24/2009	3M LIBOR + 3.85%	4.08%	12.3
05/12/2004	Argonaut Group Statutory Trust VI	05/12/2034	06/01/2009	3M LIBOR + 3.80%	4.04%	13.4
09/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	09/17/2009	3M LIBOR + 3.60%	3.84%	15.5
09/22/2004	Argonaut Group Statutory Trust VIII	09/22/2034	09/22/2009	3M LIBOR + 3.55%	3.80%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	12/15/2009	3M LIBOR + 3.60%	3.84%	15.5
09/15/2005	Argonaut Group Statutory Trust X	09/15/2035	09/15/2010	3M LIBOR + 3.40%	3.64%	30.9
	Total Outstanding					$172.7

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Redeemable	Rate Structure	Interest Rate at December 31, 2013	Amount
Argo Group
05/15/2003	PXRE Capital Statutory Trust II	05/15/2033	05/15/2008	3M LIBOR + 4.10%	4.34%	$18.1
10/29/2003	PXRE Capital Trust V	10/29/2033	10/29/2008	3M LIBOR + 3.85%	4.09%	20.6
11/06/2003	PXRE Capital Trust VI	09/30/2033	09/30/2008	3M LIBOR + 3.90%	4.15%	10.3
Argo Group US
05/15/2003	Argonaut Group Statutory Trust I	05/15/2033	05/15/2008	3M LIBOR + 4.10%	4.34%	15.5
12/16/2003	Argonaut Group Statutory Trust III	01/08/2034	01/08/2009	3M LIBOR + 4.10%	4.34%	12.3
04/29/2004	Argonaut Group Statutory Trust IV	04/29/2034	04/29/2009	3M LIBOR + 3.85%	4.09%	13.4
05/26/2004	Argonaut Group Statutory Trust V	05/24/2034	05/24/2009	3M LIBOR + 3.85%	4.09%	12.3
05/12/2004	Argonaut Group Statutory Trust VI	05/12/2034	06/01/2009	3M LIBOR + 3.80%	4.04%	13.4
09/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	09/17/2009	3M LIBOR + 3.60%	3.84%	15.5
09/22/2004	Argonaut Group Statutory Trust VIII	09/22/2034	09/22/2009	3M LIBOR + 3.55%	3.80%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	12/15/2009	3M LIBOR + 3.60%	3.84%	15.5
09/15/2005	Argonaut Group Statutory Trust X	09/15/2035	09/15/2010	3M LIBOR + 3.40%	3.64%	30.9
	Total Outstanding					$193.3

9.	Other Indebtedness

Floating Rate Loan Stock

This debt was assumed through the acquisition of ArgoGlobal Syndicate 1200. These notes are unsecured. All are redeemable subject to certain terms and conditions at a price equal to 100% of the principal plus accrued and unpaid interest. Interest on the U.S. Dollar and Euro notes is due semiannually and quarterly, respectively. A summary of the notes outstanding at December 31, 2014 and 2013 is presented below:

(in millions)
Issue Date	Currency	Maturity	Redeemable	Rate Structure	Interest Rate at December 31, 2014	Amount
12/08/2004	U.S. Dollar	11/15/2034	12/08/2009	6 month LIBOR + 4.2%	4.53%	$6.5
09/06/2005	Euro	08/22/2035	09/06/2010	3 month LIBOR + 4.0%	4.08%	14.9
10/31/2006	U.S. Dollar	01/15/2036	01/15/2011	6 month LIBOR + 4.0%	4.33%	10.0
10/31/2006	Euro	11/22/2036	10/31/2011	3 month LIBOR + 4.0%	4.08%	13.1
06/08/2007	Euro	09/15/2037	06/08/2012	3 month LIBOR + 3.9%	3.98%	16.8
						$61.3

(in millions)
Issue Date	Currency	Maturity	Redeemable	Rate Structure	Interest Rate at December 31, 2013	Amount
12/08/2004	U.S. Dollar	11/15/2034	12/08/2009	6 month LIBOR + 4.2%	4.60%	$6.5
09/06/2005	Euro	08/22/2035	09/06/2010	3 month LIBOR + 4.0%	4.22%	16.3
10/31/2006	U.S. Dollar	01/15/2036	01/15/2011	6 month LIBOR + 4.0%	4.40%	10.0
10/31/2006	Euro	11/22/2036	10/31/2011	3 month LIBOR + 4.0%	4.22%	14.3
06/08/2007	Euro	09/15/2037	06/08/2012	3 month LIBOR + 3.9%	4.12%	18.4
						$65.5

No principal payments have been made since the acquisition of ArgoGlobal Syndicate 1200. The floating rate loan stock denominated in Euros fluctuates due to foreign currency translation. The outstanding balance on these loans was $44.8 million and $49.0 million as of December 31, 2014 and 2013, respectively. The foreign currency translation adjustment is recorded in our Consolidated Statements of Income.

Borrowing Under Revolving Credit Facility

On March 7, 2014, each of Argo Group, Argo Group US, Inc., Argo International Holdings Limited and Argo Underwriting Agency Limited (the “Borrowers”) entered into a $175.0 million Credit Agreement (“New Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The New Credit Agreement replaced and terminated the previous $150.0 million Credit Agreement. The New Credit Agreement provides for a $175.0 million revolving credit facility with a maturity date of March 7, 2018 unless extended in accordance with the terms of the New Credit Agreement. Borrowings under the New Credit Agreement may be used for general corporate purposes, including working capital and permitted acquisitions, and each of the Borrowers has agreed to be jointly and severally liable for the obligations of the other Borrowers under the New Credit Agreement.

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

Included in the New Credit Agreement is a provision that allows up to $17.5 million of the revolving credit facility to be used for LOCs, subject to availability. On March 7, 2014, the $0.2 million LOC outstanding under the previous $150.0 million Credit Agreement was transferred to the New Credit Agreement. At December 31, 2014 and 2013, there were no borrowings outstanding and $0.2 million in LOCs against the New Credit Facility.

Other Debt

As part of the ARIS Title Insurance Corporation (“ARIS”) acquisition, at December 31, 2014 and 2013, we had a note payable for $0.7 million and $0.8 million, respectively. The note had a variable interest rate of 2.00% above 30-day LIBOR, with the variable interest rate being reset quarterly and subject to certain interest rate ceilings. Interest payments are payable quarterly. The note payable matures on April 1, 2019.

10.	Disclosures about Fair Value of Financial Instruments

Cash. The carrying amount approximates fair value.

Investment securities and short-term investments. See Note 2, “Investments,” for additional information.

Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables approximates fair value. At December 31, 2014 and 2013, the carrying values of premiums receivable over 90 days were $12.4 million and $9.8 million, respectively. Included in “Reinsurance recoverables” in our Consolidated Balance Sheets at December 31, 2014 and 2013, are amounts that are due from trade capital providers associated with the operations of ArgoGlobal Syndicate 1200. Upon settlement, the receivable is offset against the liability also reflected in our accompanying Consolidated Balance Sheets. At December 31, 2014 and 2013, the payable was in excess of the receivable. Of our reinsurance recoverables on paid losses, excluding amounts attributable to ArgoGlobal Syndicate 1200’s trade capital providers, at December 31, 2014 and 2013, the carrying values over 90 days were $9.9 million and $22.2 million, respectively. Our methodology for establishing our allowances for doubtful accounts includes specifically identifying all potential uncollectible balances regardless of aging. At December 31, 2014 and 2013, the allowance for doubtful accounts for premiums receivable was $5.2 million and $4.5 million, respectively, and the allowance for doubtful accounts for reinsurance recoverables on paid losses was $1.8 million and $1.6 million, respectively. Premiums receivable over 90 days were secured by collateral in the amount of $0.3 million and $0.4 million at December 31, 2014 and 2013, respectively. Reinsurance recoverables on paid losses over 90 days were secured by collateral in the amount of $0.4 million and $0.3 at December 31, 2014 and 2013, respectively.

At December 31, 2014 and 2013, the fair value of our Junior subordinated debentures, Senior unsecured fixed rate notes and Other indebtedness was estimated using appropriate market indices or quoted prices from external sources based on current market conditions.

A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	December 31, 2014		December 31, 2013
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures	$172.7	$155.5	$193.3	$155.5
Senior unsecured fixed rate notes	143.8	132.3	143.8	116.2
Other indebtedness:
Floating rate loan stock	61.3	55.2	65.5	52.7
Note payable	0.7	0.6	0.8	0.6
	$378.5	$343.6	$403.4	$325.0

11.	Shareholders’ Equity

On February 17, 2015, our Board of Directors declared a 10% stock dividend, payable on March 16, 2015, to shareholders of record at the close of business on March 2, 2015. For additional details regarding the aforementioned stock dividend, see Note 27, “Subsequent Event.” In addition, our Board of Directors declared a quarterly cash dividend in the amount of $0.20 on each share of common stock outstanding, on a post-stock dividend basis. The cash dividend will be paid on March 19, 2015 to shareholders of record at the close of business on March 2, 2015.

On February 18, 2014, our Board of Directors declared a quarterly cash dividend in the amount of $0.15 on each share of common stock outstanding. On May 5, 2014, August 5, 2014 and November 4, 2014, our Board of Directors declared a quarterly cash dividend in the amount of $0.18 on each share of common stock outstanding. On March 17, 2014, June 16, 2014, September 15, 2014 and December 15, 2014, we paid $4.0 million, $4.7 million, $4.7 million and $4.8 million to our shareholders of record on March 3, 2014, June 2, 2014, September 1, 2014 and December 1, 2014, respectively. For the year ended December 31, 2014, we paid cash dividends totaling $18.2 million to our shareholders.

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

We are authorized to issue 30 million shares of $1.00 par value preferred shares. As of December 31, 2014 and 2013, no preferred shares were issued and outstanding.

On November 5, 2013, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2013 Repurchase Authorization”). The 2013 Repurchase Authorization supersedes all the previous Repurchase Authorizations. As of December 31, 2014, availability under the 2013 Repurchase Authorization for future repurchases of our common shares was $92.8 million.

For the year ended December 31, 2014, we repurchased 301,758 common shares on the open market for $14.9 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981.

In 2014, we repurchased shares under Securities Exchange Act of 1934 Rule 10b5-1 trading plans as follows:

Date Trading Plan Initiated	2014 Purchase Period	Number of Shares Repurchased	Average Price of Shares Repurchased	Total Cost (in millions)	Repurchase Authorization Year
12/17/2013	02/04/14-02/12/14	15,789	$43.28	$0.7	2013
3/18/2014	03/18/14-04/28/14	436,867	$45.81	$20.0	2013
6/13/2014	06/17/14-07/04/14	41,362	$49.94	$2.1	2013
9/12/2014	09/16/14-10/28/14	229,633	$51.98	$11.9	2013
12/15/2014	12/16/14-12/23/14	22,735	$53.44	$1.2	2013

At December 31, 2014, we had the following authorized, unissued common shares reserved for future issuance:

Reserve Name	Shares Reserved
2014 Long-Term Incentive Plan	4,130,532
2007 Employee Share Purchase Plan	1,600,886
Historical stock compensation plans	3,968
Total	5,735,386

Shares reserved under the historical plans represent all grants issued and outstanding under terminated plans as of December 31, 2014. (See Note 14, “Share-based Compensation” for further discussion.)

12.	Accumulated Other Comprehensive Income (Loss)

In February 2013, the FASB issued ASU 2013-02 that amends ASC 220, “Comprehensive Income.” See Note 1, “Business and Significant Accounting Policies” for additional information regarding the provisions of this update. Effective January 1, 2013, we adopted the update prospectively.

A summary of changes in accumulated other comprehensive income (loss), net of taxes (where applicable) by component is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2013	$(8.7)	$204.1	$(5.9)	$189.5
Other comprehensive (loss) income before reclassifications	(2.8)	0.2	1.3	(1.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(40.4)	—	(40.4)
Net current-period other comprehensive (loss) income	(2.8)	(40.2)	1.3	(41.7)
Balance, December 31, 2013	(11.5)	163.9	(4.6)	147.8
Other comprehensive loss before reclassifications	(4.1)	(12.5)	(2.4)	(19.0)
Amounts reclassified from accumulated other comprehensive loss	—	(20.7)	—	(20.7)
Net current-period other comprehensive loss	(4.1)	(33.2)	(2.4)	(39.7)
Balance, December 31, 2014	$(15.6)	$130.7	$(7.0)	$108.1

The amounts reclassified from accumulated other comprehensive income (loss) shown in the above table have been included in the following captions in our Consolidated Statements of Income:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Unrealized gains and losses on securities:
Net realized investment gains	$(30.6)	$(59.8)	$(14.4)
Provision for income taxes	9.9	19.4	4.0
Net of taxes	$(20.7)	$(40.4)	$(10.4)

13.	Net Income Per Common Share

The following table presents the calculation of net income per common share on a basic and diluted basis:

	For the Years Ended December 31,
(in millions, except number of shares and per share amounts)	2014	2013	2012
Net income	$183.2	$143.2	$52.3
Weighted average common shares outstanding - basic	26,082,114	26,851,341	28,095,210
Effect of dilutive securities:
Equity compensation awards	475,037	1,018,192	555,238
Weighted average common shares outstanding - diluted	26,557,151	27,869,533	28,650,448
Net income per common share:
Basic	$7.02	$5.33	$1.86
Diluted	$6.90	$5.14	$1.83

Excluded from the weighted average common shares outstanding calculation at December 31, 2014, 2013 and 2012 are 8,606,489 shares, 7,558,345 shares and 6,459,613 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date. In 2014, equity compensation awards to purchase 1,700 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expire at varying times from 2015 through 2021. In 2013, equity compensation awards to purchase 3,300 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expired or will expire at varying times from 2014 through 2020. In 2012, equity compensation awards to purchase 550,632 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expired or will expire at varying times from 2013 through 2019.

On February 17, 2015, our Board of Directors declared a 10% stock dividend payable on March 16, 2015, to shareholders of record at the close of business on March 2, 2015. The share numbers and per share amounts shown in the table above have not been retroactively adjusted to give effect to the stock dividend. For additional details regarding the stock dividend, see Note 27, “Subsequent Event.”

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

The following table summarizes the assumptions we used:

For the Years Ended December 31,
	2014	2013	2012
Risk-free rate of return	1.53% to 1.77%	0.80% to 1.71%	0.68% to 1.11%
Expected dividend yields	1.49% to 1.55%	1.49% to 1.67%	1.58% to 1.67%
Expected award life (years)	4.67 to 4.85	4.91 to 5.07	5.03 to 5.06
Expected volatility	22.84% to 25.46%	26.30% to 32.07%	32.12% to 32.84%

We estimate forfeitures based on historical forfeitures patterns, thereby recognizing expense only for those awards that are expected to vest. The estimate of forfeitures is adjusted as actual forfeitures differ from our estimate, resulting in recognition of compensation expense only for those awards that actually vest.

The compensation expense recognized under all our share-based payment plans was $19.6 million ($16.2 million, net of tax), $23.0 million ($18.3 million, net of tax) and $10.3 million ($8.4 million, net of tax) for the years ended December 31, 2014, 2013 and 2012, respectively. The compensation expense is included in “Underwriting, acquisition and insurance expenses” in our Consolidated Statements of Income.

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

Argo Group’s Long-Term Incentive Plans

In November 2007, our shareholders approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), which provides for an aggregate of 4.5 million shares of our common stock that may be issued to executives, non-employee directors, and other key employees. As of May 2014, 1,457,800 shares remained available for grant under the 2007 Plan. In May 2014, our shareholders approved the 2014 Long-Term Incentive Plan (the “2014 Plan”), which provides for an additional 2.8 million shares of our common stock to be available for issuance to executives, non-employee directors and other key employees. The share awards may be in the form of share options, SARs, restricted shares, restricted share awards, restricted share units awards, performance awards, other share-based awards and other cash-based awards. Shares issued under this plan may be shares that are authorized and unissued or shares that we reacquired, including shares purchased on the open market. Share options and SARs will count as one share for the purposes of the limits under the incentive plans; restricted shares, restricted share units, performance units, performance shares or other share-based incentive awards which settle in common shares will count as 2.75 shares for purpose of the limits under the 2014 Plan.

Share options may be in the form of incentive share options, non-qualified share options and restorative options. Share options are required to have an exercise price that is not less than the market value on the date of grant. We are prohibited from repricing the options. The term of the share options cannot exceed seven years from the grant date.

A summary of option activity as of December 31, 2014 and changes during the year then ended is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	158,092	$34.27
Granted	—	$—
Exercised	(108,184)	$34.38
Expired or forfeited	(1,773)	$32.03
Outstanding at December 31, 2014	48,135	$34.11	0.3	$1,028,247
Vested and exercisable at end of year	48,135	$34.11	0.3	$1,028,247

Options outstanding under this plan vested over a one to five year period, subject to continued employment. As of December 31, 2014, all options under this plan were fully vested. Cash received for the exercise of options under this plan was $3.7 million for the year ended December 31, 2014.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those options where the exercise price was below the quoted price at December 31, 2014.

There were no options granted under this plan during the years ended December 31, 2014, 2013, and 2012.

A summary of restricted share activity as of December 31, 2014 and changes during the year then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2014	257,975	$32.97
Granted	123,229	$45.61
Vested and issued	(60,198)	$31.65
Expired or forfeited	(35,511)	$33.08
Outstanding at December 31, 2014	285,495	$38.69

As of December 31, 2014, there was $6.8 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group. The weighted-average period over which this unrecognized expense is expected to be recognized is 1.7 years. The total fair value of shares vested during the year ended December 31, 2014 was $1.9 million.

A summary of stock-settled SARs activity as of December 31, 2014 and changes during the year then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2014	1,288,698	$29.46
Granted	188,273	$43.23
Exercised	(124,541)	$28.93
Expired or forfeited	(155,909)	$32.72
Outstanding at December 31, 2014	1,196,521	$31.26
Vested or expected to vest as of end of year	1,102,211	$30.81
Exercisable at end of year	763,302	$28.27

The stock-settled SARs vest over a one to four year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. For the year ended December 31, 2014, 124,541 stock-settled SARs were exercised resulting in 49,742 shares being issued. As of December 31, 2014, there was $2.6 million of total unrecognized compensation cost related to stock-settled SARs outstanding. The weighted-average period over which this unrecognized expense is expected to be recognized is 2.0 years. Aggregate intrinsic value of the stock-settled SARs at December 31, 2014 was $26.5 million.

A summary of cash-settled SARs activity as of December 31, 2014 and changes during the year then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2014	1,743,758	$33.00
Granted	756,853	$44.28
Exercised	(446,209)	$30.96
Expired or forfeited	(230,633)	$36.15
Outstanding at December 31, 2014	1,823,769	$37.78
Vested or expected to vest as of end of year	1,518,831	$37.42
Exercisable at end of year	421,995	$31.79

The cash-settled SARs vest over a one to four year period. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We account for the cash-settled SARs as liability awards, which require the awards to be revalued at each reporting period. For the year ended December 31, 2014, 446,209 cash-settled SARs were exercised resulting in $9.3 million in cash payments. As of December 31, 2014, there was $10.1 million of total unrecognized compensation cost related to cash-settled SARs outstanding. The weighted-average period over which this unrecognized expense is expected to be recognized is 2.4 years. Aggregate intrinsic value of the cash-settled SARs at December 31, 2014 was $32.3 million. The liability for cash-settled SARs was $24.4 million and $19.4 million at December 31, 2014 and 2013, respectively.

Included in the total shares outstanding at December 31, 2014 are 30,050 restricted shares, 2,563,467 cash-settled SARs and 160,204 stock-settled SARs whose vesting is contingent on the employee meeting defined performance conditions. Employees have a specified time period in which to meet the performance condition (typically one year) and forfeit the grant (on a pro rata basis) if the performance conditions are not met in the specified time frame. We evaluate the likelihood of the employee completing the performance condition and include this estimate in the determination of the forfeiture factor for the grants.

We have granted to certain key employees restricted share units, which provide the employee with the economic equivalent of stock ownership. Each restricted share unit is valued at the closing price of our common stock on the national exchange on which it is listed as of the date credited, and fluctuates daily thereafter. The restricted share units outstanding under this plan vest over a 24 to 48 month period, subject to continued employment. Upon vesting, the employee receives a cash payment equivalent to the number of restricted share units vested valued at the closing market price of our common shares. Total expense recognized for the restricted share units totaled $0.5 million, $0.9 million, and $0.6 million for the years ended December 31, 2014, 2013, and 2012, respectively. Cash payments paid for vested awards under this plan totaled $0.4 million and $1.2 million for the years ended December 31, 2014 and 2013, respectively.

Employees Share Purchase Plans

We have established an employee stock purchase plan for eligible employees (Argo Group’s 2007 Employee Share Purchase Plan). Under this plan, our common stock may be purchased over an offering period of three months at 85% of the lower of the market value on the first day of the offering period or on the designated purchase date at the end of the offering period. We have also established a Save As You Earn Plan for our United Kingdom employees (Argo Group’s Save As You Earn Plan). Under this plan, our common stock may be purchased over an offering period of three or five years at 85% of the market value of the common shares on the first day of the offering period. Expense recognized under these plans for the years ended December 31, 2014, 2013, and 2012 was $0.3 million, $0.3 million and $0.2 million, respectively.

Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors

Until December 16, 2013, the non-employee members of our Board of Directors were entitled to participate in the Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors (“Directors Plan”), a non-funded and non-qualified deferred compensation plan. Under the Directors Plan, non-employee directors could elect each year to defer payment of 0%, 50% or 100% of their cash compensation payable during the next calendar year. While no further deferrals were permitted under the Directors Plan from and after December 16, 2013, and certain amounts thereunder were paid out prior to the end of 2013, additional deferred amounts remain subject to the terms of the Directors Plan and will be paid out in accordance with the terms of the Directors Plan. Deferred amounts are credited with interest earned at a rate two percent above the prime commercial lending rate, to be reset each May 1. In addition, the Directors Plan calls for us to grant a match equal to 75% of the cash compensation amounts deferred in the form of “Stock Units,” which provide directors with the economic equivalent of stock ownership and were credited as a bookkeeping entry to each director’s “Stock Unit Account.” Each Stock Unit is valued at the closing price of our common stock on the national exchange on which it is listed as of the date credited for all purposes under the Directors Plan and fluctuates daily thereafter on that same basis. The Directors Plan provided for a Stock Unit Account to be established for each non-employee director upon their election to the Board and credits their account with an initial bookkeeping entry for 1,650 Stock Units. In conjunction with the termination of the Directors Plan, all cash balances and related interest for the years 2010 through 2013 were settled resulting in $1.9 million in cash payments for the year ended December 31, 2013. Remaining distributions from the Directors Plan will occur six months after the non-employee director ceases to be a member of the Board, the date on which a change in control (as defined in the Directors Plan) occurs or December 1, 2017, whichever comes first, and will be made in cash. The non-employee directors are responsible for all tax requirements on the deferred compensation and any related earnings. Under the Directors Plan, we recorded compensation expense of $0.7 million, $2.0 million and $1.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. The liability for remaining distributions under the Directors Plan was $4.2 million and $3.5 million at December 31, 2014 and 2013, respectively.

15.	Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses were as follows:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Commissions	$231.1	$229.6	$198.2
General expenses	288.0	272.8	248.0
Premium taxes, boards and bureaus	25.5	24.2	22.8
	544.6	526.6	469.0
Net deferral of policy acquisition costs	(5.4)	(15.8)	(4.5)
Total underwriting, acquisition and insurance expenses	$539.2	$510.8	$464.5

Included in general expenses for the years ended December 31, 2014, 2013 and 2012 is $19.6 million, $23.0 million and $10.3 million, respectively, of expense for our total equity compensation.

16.	Income Taxes

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

Our income tax provision includes the following components:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Current tax provision	$5.2	$32.7	$9.4
Deferred tax provision related to:
Future tax deductions	58.4	0.1	2.9
Valuation allowance change	(30.8)	3.7	2.1
Income tax provision	$32.8	$36.5	$14.4

Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the years ended December 31, 2014, 2013 and 2012, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

(in millions)	2014			2013			2012
	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$102.8		0.0%	$50.5		0.0%	$10.0		0.0%
United States	98.0		28.1%	120.9		28.2%	52.0		21.3%
United Kingdom	21.5		24.8%	18.5		12.0%	14.0		24.4%
Belgium	—	(1)	63.8%	0.2		103.0%	(0.1)		98.4%
Brazil	(2.2)		0.0%	(9.7)		0.0%	(6.5)		0.0%
United Arab Emirates	(0.9)		0.0%	1.1		0.0%	—	(1)	0.0%
Ireland	(1.1)		0.0%	(0.1)		0.0%	(0.2)		0.0%
Malta	(2.2)		0.0%	(1.7)		0.0%	(2.6)		0.0%
France	—		0.0%	—		0.0%	—		0.0%
Switzerland	0.1		17.6%	—	(1)	5.6%	0.1		22.8%
Pre-tax income	$216.0			$179.7			$66.7

(1)	Pre-tax income for the respective year was less than $0.1 million.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Income tax provision at expected rate	$37.2	$43.1	$18.5
Tax effect of:
Tax-exempt interest	(4.5)	(5.6)	(5.6)
Dividends received deduction	(2.3)	(2.3)	(2.2)
Valuation allowance change	(30.8)	3.7	2.1
Other permanent adjustments, net	(0.7)	0.3	1.8
Adjustment for prior year tax return	(0.9)	(1.6)	0.2
Prior period adjustment for deferred	1.5	—	—
United States state tax expense (benefit)	2.5	0.3	(0.3)
PXRE Reinsurance capital loss carryforward	29.8	—	—
Other foreign adjustments	0.7	(0.1)	—
Prior year foreign taxes	0.1	1.1	—
Deferred tax rate reduction	(0.4)	(1.2)	(0.6)
Foreign exchange adjustments	0.2	(1.7)	0.5
Foreign withholding taxes	0.4	0.5	—
Income tax provision	$32.8	$36.5	$14.4
Income tax provision - Foreign	$5.2	$2.4	$3.3
Income tax provision - United States, Federal	23.3	33.2	11.5
Income tax provision (benefit) - United States, state	3.9	0.4	(0.4)
Foreign withholding tax - United States	0.4	0.5	—
Income tax provision	$32.8	$36.5	$14.4

The consolidated provision for income taxes for the year ended December 31, 2014 was affected by a $1.3 million decrease for additional taxes reported on the prior year tax return, a $0.4 million reduction for change in the United Kingdom deferred tax rate and a $1.0 million increase for the foreign exchange adjustment on the translation from Sterling to the U.S. Dollar within the Syndicate 1200 segment. Additionally, a $29.8 million increase is recognized due to the expiration of the PXRE Reinsurance Company capital loss carryforward benefit, which was offset by the related Valuation Allowance.

The consolidated provision for income taxes for the year ended December 31, 2013 was affected by a $1.6 million decrease for additional taxes reported on the prior year tax return, a $1.2 million reduction for change in the United Kingdom deferred tax rate and a $1.7 million decrease for the foreign exchange adjustment on the translation from Sterling to the U.S. Dollar within the Syndicate 1200 segment.

The consolidated provision for income taxes for the year ended December 31, 2012 was affected by a $0.2 million increase for additional taxes reported on the prior year tax return, $0.6 million reduction for the change in the United Kingdom deferred tax rate and $0.5 million increase for the foreign exchange adjustment on the translation from Sterling to the U.S. Dollar within the Syndicate 1200 segment.

We recognize potential accrued interest and penalties within our global operations in “Interest expense” and “Underwriting, acquisition and insurance expenses,” respectively, in our Consolidated Statements of Income.

Deferred taxes arise from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. The net deferred tax liability as of December 31, 2014 and 2013 resulted from the tax-effected temporary differences shown in the following table. Due primarily to changes in unrealized gains on available-for-sale investment securities, the net deferred tax liability increased by $24.3 million and decreased $15.1 million for the years ended December 31, 2014 and 2013, respectively.

	December 31,
(in millions)	2014	2013
Deferred tax assets:
Unrealized losses on fixed maturities and other investment securities	$—	$—
Losses and loss adjustment expense reserve discounting	25.1	28.4
Unearned premiums	24.8	23.0
Capital loss carryforward	—	29.8
Allowance for bad debt	2.0	1.9
Accrual for contingent commissions	0.3	0.4
Net operating loss carryforward	18.8	19.8
Impairment of investment values	8.2	10.6
United States amortization of intangible assets	4.3	3.1
Accrued bonus	6.7	5.7
Accrued vacation	1.7	1.6
Stock option expense	8.0	6.4
United Kingdom interest	—	0.8
Brazil operating losses	7.4	8.0
Malta operating losses	2.1	1.7
Depreciable fixed asset	5.2	—
Other	7.0	9.1
Deferred tax assets, gross	121.6	150.3
Deferred tax liabilities:
Unrealized gains on equity securities	(62.3)	(65.1)
Unrealized gains on fixed maturities and other investment securities	(15.3)	(16.1)
Deferred acquisition costs	(20.3)	(19.5)
United States amortization of intangible assets	(3.5)	(3.3)
United Kingdom underwriting losses	(9.0)	(4.8)
United Kingdom amortization of intangible assets	(2.3)	(2.8)
Brussels pension	(0.1)	(0.2)
Internally developed software	(21.5)	—
Unrealized FV gain on LP	(10.5)	(9.2)
Other	(4.4)	(1.8)
Deferred tax liabilities, gross	(149.2)	(122.8)
Deferred tax assets, net before valuation allowance	(27.6)	27.5
Valuation allowance	(25.4)	(56.2)
Deferred tax liabilities, net	$(53.0)	$(28.7)
Net deferred tax liabilities - Foreign	$(11.8)	$(7.0)
Net deferred tax liabilities - United States	(41.2)	(21.7)
Deferred tax liabilities, net	$(53.0)	$(28.7)

Our net deferred tax assets (liabilities) are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, which is generally two years for net operating losses and three years for capital losses for our United States operations. At December 31, 2014, we had a total net deferred tax liability of $27.6 million prior to any valuation allowance. Management has concluded that a valuation allowance is required for a portion of the tax effected net capital loss carryforward of $18.0 million generated from PXRE Corporation and for the tax effected net operating loss carryforward of $1.0 million from ARIS. The capital loss carryforward generated from the sale of PXRE Reinsurance Company expired on December 31, 2013. Of the PXRE Corporation loss carryforwards, $16.5 million will expire if not used by December 31, 2025 and $1.5 million will expire if not used by December 31, 2027. Of the ARIS loss carryforward, $0.2 million will expire if not used by December 31, 2027, $0.4 million will expire if not used by December 31, 2028 and $0.4 million will expire if not used by December 31, 2029. The valuation allowances have been established as Internal Revenue Code Section 382 limits the application of net operating loss and net capital loss carryforwards following an ownership change. The loss carryforwards available per year are $2.8 million as required by Internal Revenue Code Section 382. Further, due to cumulative losses since inception, management has concluded that a valuation allowance is required for the full amount of the tax effected net operating losses generated by our Brazil and Malta entities. Accordingly, a valuation allowance of $25.4 million is required as of December 31, 2014 of which $15.9 million relates to the PXRE Corporation and ARIS loss carryforwards, $7.4 million relates to Brazil operations, and $2.1 million relates to Malta operations. During the year ended December 31, 2014, the valuation allowance was reduced by $29.8 million pertaining to the expiration of the PXRE Reinsurance Company capital loss carryforward, reduced by $0.8 million pertaining to PXRE Corporation and ARIS loss carryforwards, decreased by $0.6 million pertaining to our Brazil operations and increased by $0.4 million pertaining to our Malta operations.

We had no material unrecognized tax benefits as of December 31, 2014, 2013 and 2012. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2011. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2012.

17.	Pension Benefits

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

(in millions)	2014	2013
Change in plan assets
Fair value of plan assets at beginning of year	$20.2	$20.1
Actual return on plan assets	1.0	1.9
Employer contributions	0.2	0.2
Settlements and benefits paid	(2.2)	(2.0)
Fair value of plan assets at end of year	$19.2	$20.2

(in millions)	2014	2013
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$22.6	$24.6
Interest cost	1.0	0.8
Actuarial loss (gain)	4.3	(0.8)
Settlements and benefits paid	(2.1)	(2.0)
Projected benefit obligation at end of year	$25.8	$22.6

As of December 31, 2014 and 2013, the qualified pension plan was underfunded by $4.4 million and $0.3 million, respectively. The non-qualified pension plans were unfunded by $2.2 million at both December 31, 2014 and 2013. Underfunded and unfunded amounts are included in “Other liabilities” in our Consolidated Balance Sheets.

Assumptions used to determine benefit obligations at December 31 were as follows:

	2014	2013
Weighted average discount rate	3.37%	4.42%
Expected rate of increase in future compensation levels	n/a	n/a

Assumptions used to determine net periodic benefit cost follows:

	For the Years Ended December 31,
	2014	2013	2012
Weighted average discount rate	4.39%	3.63%	4.50%
Expected return on plan assets	6.00%	6.00%	6.00%
Expected rate of increase in future compensation levels	n/a	n/a	n/a

In 2014, 2013, and 2012, the expected return on plan assets was ascertained using multiple factors that include market conditions, duration of the fixed maturity portion of the portfolio and long-term return forecasts provided by several asset management companies.

Components of net periodic benefit cost follows:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Interest cost	$1.0	$0.8	$1.0
Expected return on plan assets	(1.2)	(1.0)	(1.1)
Settlement charge	0.4	—	—
Amortization of actuarial loss	0.3	0.3	0.3
Net periodic benefit cost	$0.5	$0.1	$0.2

We estimate that $0.4 million of unrecognized actuarial loss will be amortized from accumulated other comprehensive gain into net periodic benefit cost during 2015.

The projected benefit obligation for the non-qualified unfunded supplemental defined benefit plans, with accumulated benefit obligations in excess of plan assets, was $2.2 million at both December 31, 2014 and 2013. The fair value of plan assets for these plans was zero for these same periods. The accumulated benefit obligation for all defined benefit plans is equal to the projected benefit obligation for each of the years presented.

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

The investment policy for the qualified plan contains asset allocation guidelines with target allocations that remain effective until such time as the investment policy is revised. At December 31, 2014, the target allocations were 65% fixed maturity investments, highly liquid fixed maturity investments, and cash; and 35% equity investments. The target asset allocation percentages were selected based on risk diversification needs, expected distribution patterns and asset manager recommendations. The actual asset allocation as of December 31, 2014 was 67.4% fixed maturity investments, highly liquid fixed maturity investments and cash; and 32.6% equity investments, of which 25.1% and 7.5% were allocated between U.S. and international equities, respectively. These allocations were in compliance with the investment policy that allows the investment manager based on its judgment and market conditions to deviate from the target allocations.

Following is a description of the valuation techniques used to measure the plan’s assets at fair value.

Mutual funds: Fair value is determined using observable, market-based inputs on the valuation date.

Short-term investment fund: Fair value is determined based on the net asset values provided by the plan trustee.

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

The fair values of the plan assets by asset category are as follows:

(in millions)		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Level 1 (a)	Level 2 (b)	Level 3 (c)
Equity Securities:
Mutual Funds:
Large cap U.S. equity	$2.9	$2.9	$—	$—
Small-mid cap U.S. equity	1.2	1.2	—	—
International equity	1.5	1.5	—	—
Real estate	0.6	0.6	—	—
U.S. and global government and corporate fixed maturity	12.6	12.6	—	—
Cash and short-term investments:
Short-term investment fund (1)	0.4	—	0.4	—
Total	$19.2	$18.8	$0.4	$—

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs
(1)	Assets invested in one common collective trust composed of high-grade money market money instruments with short maturities.

(in millions)		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Level 1 (a)	Level 2 (b)	Level 3 (c)
Equity Securities:
Mutual Funds:
Large cap U.S. equity	$3.2	$3.2	$—	$—
Small-mid cap U.S. equity	1.4	1.4	—	—
International equity	1.5	1.5	—	—
Real estate	0.5	0.5	—	—
Convertible bonds and equities	0.2	0.2	—	—
U.S. and global government and corporate fixed maturity	12.9	12.9	—	—
Cash and short-term investments:
Short-term investment fund (1)	0.5	—	0.5	—
Total	$20.2	$19.7	$0.5	$—

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs
(1)	Assets invested in one common collective trust composed of high-grade money market money instruments with short maturities.

Based on the current funding status of the pension plan, effects of the curtailment and expected changes in pension plan asset values and pension obligations, we do not believe any significant funding of the pension plan will be required during the year ending December 31, 2015.

We expect to make the following benefit payments:

(in millions)	Pension Benefits
2015	$1.7
2016	1.6
2017	1.9
2018	1.7
2019	1.8
Years 2020 to 2024	7.9
Total	$16.6

Substantially all of our employees are either eligible or mandated by applicable laws to participate in employee savings plans. Under these plans, a percentage of the employee’s pay may be or is mandated based on applicable laws to be contributed to various savings alternatives. The plans also call for our contributions under several formulae. Charges to income related to our contributions were $7.1 million, $6.8 million and $6.3 million in 2014, 2013 and 2012, respectively.

18.	Commitments and Contingencies

Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

We have contractual commitments to invest up to $72.9 million related to our limited partnership investments at December 31, 2014. These commitments will be funded as required by the partnership agreements.

19.	Leases

We lease office space and equipment under lease agreements that expire at various intervals and are subject to renewal options at market rates prevailing at the time of renewal. At December 31, 2014, the future minimum payments under non-cancelable operating leases are as follows:

(in millions)	Amount Due
2015	$11.2
2016	9.1
2017	8.1
2018	7.8
2019	6.1
Thereafter	9.4
Total	$51.7

We incurred lease expense of $51.7 million, $57.6 million and $55.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

20.	Segment Information

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

Revenue and income (loss) before income taxes for each segment were as follows:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Revenue:
Earned premiums
Excess and Surplus Lines	$485.2	$460.2	$399.3
Commercial Specialty	291.9	299.0	317.5
International Specialty	148.3	142.4	130.1
Syndicate 1200	411.1	401.7	337.9
Run-off Lines	1.6	0.5	1.7
Total earned premiums	1,338.1	1,303.8	1,186.5
Net investment income
Excess and Surplus Lines	36.7	42.2	51.1
Commercial Specialty	18.7	22.8	27.6
International Specialty	8.2	8.4	12.3
Syndicate 1200	10.2	11.0	15.3
Run-off Lines	9.7	10.8	12.5
Corporate and Other	3.1	4.8	-
Total net investment income	86.6	100.0	118.8
Net realized investment and other gains	94.0	71.3	25.7
Total revenue	$1,518.7	$1,475.1	$1,331.0

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Income (loss) before income taxes
Excess and Surplus Lines	$106.0	$89.4	$74.1
Commercial Specialty	8.9	21.4	(24.8)
International Specialty	21.1	11.3	11.3
Syndicate 1200	44.1	37.3	28.1
Run-off Lines	(23.0)	(10.6)	(0.9)
Total segment income before taxes	157.1	148.8	87.8
Corporate and Other	(35.1)	(40.4)	(46.8)
Net realized investment and other gains	94.0	71.3	25.7
Total income before income taxes	$216.0	$179.7	$66.7

The table below presents earned premiums by geographic location. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Bermuda	$101.5	$101.7	$120.4
Brazil	44.3	38.7	26.6
Malta	2.1	1.8	0.3
United Kingdom	411.7	401.7	320.8
United States	778.5	759.9	718.4
Total earned premiums	$1,338.1	$1,303.8	$1,186.5

The following table represents identifiable assets:

	December 31,
(in millions)	2014	2013
Excess and Surplus Lines	$2,350.7	$2,252.2
Commercial Specialty	1,358.5	1,333.4
International Specialty	776.8	743.6
Syndicate 1200	1,258.5	1,638.8
Run-off Lines	552.8	555.9
Corporate and Other	59.0	67.1
Total	$6,356.3	$6,591.0

Included in total assets at December 31, 2014 and 2013 are $315.4 million and $386.8 million, respectively, in assets associated with trade capital providers.

The following table represents goodwill and intangible assets, net of accumulated amortization as of December 31:

	Goodwill		Intangible Assets, Net of Accumulated Amortization
(in millions)	2014	2013	2014	2013
Excess and Surplus Lines	$76.4	$76.4	$2.8	$3.4
Commercial Specialty	47.1	48.7	5.5	9.0
Syndicate 1200	28.7	28.7	70.3	73.6
Total	$152.2	$153.8	$78.6	$86.0

21.	Run-off Lines

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

The following table presents our gross reserves for Run-off Lines as of December 31:

	December 31,
(in millions)	2014	2013
Asbestos and Environmental:
Reinsurance assumed	$40.1	$45.2
Other	13.8	12.3
Total Asbestos and Environmental	53.9	57.5
Risk management	257.1	264.3
Run-off reinsurance lines	4.1	5.8
Other run-off lines	3.4	4.9
Total Run-off Lines	$318.5	$332.5

We have received asbestos and environmental liability claims arising from other liability coverage primarily written in the 1960s, 1970s and into the mid-1980s. Asbestos and environmental claims originate from policies directly underwritten by us and from reinsurance assumed during this period, including a portion assumed from the London market. The following table represents the total gross reserves for our asbestos exposure:

	December 31,
(in millions)	2014	2013	2012
Direct written
Case reserves	$2.5	$1.7	$2.0
Unallocated loss adjustment expense ("ULAE")	1.0	1.3	1.7
Incurred but not reported ("IBNR")	7.6	6.4	4.3
Total direct written reserves	11.1	9.4	8.0
Assumed domestic
Case reserves	13.2	15.7	18.4
ULAE	1.6	2.2	2.7
IBNR	15.8	15.8	17.4
Total assumed domestic reserves	30.6	33.7	38.5
Assumed London
Case reserves	4.7	5.8	5.9
ULAE	0.2	0.4	0.6
IBNR	1.2	1.4	2.5
Total assumed London reserves	6.1	7.6	9.0
Total asbestos reserves	$47.8	$50.7	$55.5

The following table presents our net underwriting results for Run-off Lines:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Asbestos and Environmental:
Reinsurance assumed	$(8.3)	$(3.8)	$(3.6)
Other	(5.0)	(7.2)	(5.5)
Total Asbestos and Environmental	(13.3)	(11.0)	(9.1)
Risk management	(15.5)	(5.9)	0.9
Run-off reinsurance lines	(1.5)	(1.9)	(1.1)
Other run-off lines	(0.7)	(0.8)	(1.6)
Total Run-off Lines	$(31.0)	$(19.6)	$(10.9)

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

Please see Note 6, “Reserves for Losses and Loss Adjustment Expenses” for further discussion.

22.	Statutory Accounting Principles

Financial Information

The statutory capital and surplus for our principal operating subsidiaries was as follows:

Statutory capital and surplus (1)	December 31,
(in millions)	2014	2013
Bermuda	$1,278.3	$1,218.2
United Kingdom (2)	224.5	225.8
United States	790.4	822.3

(1)	Such amounts include ownership interests in affiliate insurance and reinsurance subsidiaries.
(2)	Capital on deposit with Lloyd’s in U.S. Dollars

The statutory net income (loss) for our principal operating subsidiaries was as follows:

Statutory net income (loss) (1)	For the Years Ended December 31,
(in millions)	2014	2013	2012
Bermuda	$145.7	$124.2	$(4.2)
United Kingdom (2)	28.7	42.3	40.7
United States	117.7	117.4	42.9

(1)	Such amounts include ownership interests in affiliate insurance and reinsurance subsidiaries.
(2)	In U.S. Dollars

Dividends

As an insurance and reinsurance holding company, we are largely dependent on dividends and other permitted payments from our insurance and reinsurance subsidiaries to pay cash dividends to our shareholders, for debt service and for our operating expenses. The ability of our insurance and reinsurance subsidiaries to pay dividends to us is subject to certain restrictions imposed by the jurisdictions of domicile that regulate our insurance and reinsurance subsidiaries and each jurisdiction has calculations for the amount of dividends that an insurance and reinsurance company can pay without the approval of the insurance regulator.

The payment of dividends to our shareholders is governed by the Bermuda Companies Act of 1981, as amended, which permits the payment of dividends so long as (i) we are not, or would not be after the payment, unable to pay our liabilities as they become due or (ii) the realizable value of our assets is in excess of our liabilities after taking such payment into account. In light of these restrictions, we have no additional material restrictions on dividend payments that may be made to our shareholders at December 31, 2014.

Argo Re is the direct subsidiary of Argo Group, and therefore, has direct dividend paying capabilities to the parent. As of December 31, 2014, Argo Re’s solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Insurance Act. As of December 31, 2014 and 2013, the minimum statutory capital and surplus required to be maintained by Argo Re was $340.9 million and $348.8 million, respectively.

Argo Re is generally prohibited from declaring or paying, in any financial year, dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Bermuda Monetary Authority (“BMA”) an affidavit signed by at least two directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio. Argo Re may not reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Based on these regulatory restrictions, the maximum amount available for payment of dividends to Argo Group by Argo Re during 2015 without prior regulatory approval is $319.6 million.

In 2014 and 2013, Argo Re paid cash dividends of $40.9 million and $84.5 million, respectively, to Argo Group which were used to repay intercompany notes in 2014 and intercompany notes and receivables in 2013. Argo Re did not pay dividends to Argo Group in 2012.

Our U.S. insurance subsidiaries file financial statements prepared in accordance with statutory accounting principles prescribed or permitted by insurance regulatory authorities of the state in which they are domiciled. The differences between statutory-based financial statements and financial statements prepared in accordance with GAAP vary between jurisdictions. The principal differences are that for statutory-based financial statements, deferred policy acquisition costs are not recognized, a portion of the deferred federal income tax asset is non-admitted, bonds are generally carried at amortized cost, certain assets are non-admitted and charged directly to surplus, a collectability allowance related to reinsurance recoverables are charged directly to surplus and outstanding losses and unearned premium are presented net of reinsurance.

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

In December 2014, Argo Group US received an extraordinary dividend in the amount of $20.0 million in cash from Rockwood. In December 2014, Argo Group US received an ordinary dividend of $48.8 million, in the form of $0.1 million in cash and $48.7 million in securities, from Argonaut Insurance Company. In December 2014, Argo Group US received an extraordinary dividend of $55.2 million, in the form of $0.2 million in cash and $55.0 million in securities, from Colony Insurance Company (“Colony”).

In December 2013, Argo Group US received an ordinary dividend in the amount of $9.5 million in cash from Rockwood, an ordinary dividend in the amount of $24.8 million, in the form of $0.1 million in cash and $24.7 million in the form of securities, from Argonaut Insurance Company, and an extraordinary dividend of $76.2 million, in the form of $0.3 million in cash and $75.9 million in the form of securities, from Colony.

In September 2012, Argo Group US received an ordinary dividend in the amount of $10.0 million in cash from Rockwood and an ordinary dividend of $59.0 million, in the form of securities, from Colony.

Argonaut Insurance Company is a direct subsidiary of Argo Group US and is regulated by the Illinois Division of Insurance. During 2015, based on the state of domicile’s ordinary dividend calculation, Argonaut Insurance Company may be permitted to pay dividends of up to $39.1 million without approval from the Illinois Division of Insurance. Colony, a direct subsidiary of Argo Group US, is regulated by the Virginia Bureau of Insurance. Colony may be permitted to pay dividends of up to $71.7 million without approval from the Virginia Department of Insurance during 2015. Rockwood, a direct subsidiary of Argo Group US, is regulated by the Pennsylvania Department of Insurance. Rockwood may be permitted to pay dividends of up to $13.3 million without approval from the Pennsylvania Department of Insurance during 2015. Each department of insurance may require prior approval for the payment of all dividends, based on business and regulatory conditions of the insurance companies.

Dividend payments from ArgoGlobal Syndicate 1200 to its immediate parent are not restricted by regulatory authority. Dividend payments will be at the discretion of ArgoGlobal Syndicate 1200’s Board of Directors and will be subject to the earnings, operations, financial condition, capital and general business requirements of ArgoGlobal Syndicate 1200.

Certain assets of our subsidiaries are pledged to regulatory agencies, serve as collateral for letters of credit or are assigned as the assets of the trade capital providers of our Lloyd’s syndicate, and therefore, are not available funds that may be paid up as dividends to Argo Group. See Note 2, “Investments” and Note 20, “Segment Information” for further discussion.

23.	Insurance Assessments

We are required to participate in statutorily created insolvency guarantee and weather-related loss protection associations in all states in the U.S. where we are authorized to transact business. These associations were formed for the purpose of paying the claims of insolvent companies. We are assessed a pro-rata share of such claims based upon our premium writings, subject to a maximum annual assessment per line of insurance. Certain of these assessments can be recovered through premium tax offsets or policy surcharges. We do not believe that assessments on current insolvencies will have a material impact on our financial condition or results of operations. We have accrued assessments of $17.0 million and $16.6 million at December 31, 2014 and 2013, respectively.

24.	Transactions with Related Parties

In 2013, our Surety unit received a submission through its established broker network to issue approximately $13 million of surety bonds on behalf of Kinetica Partners, LLC (“Kinetica”) in connection with a Gulf of Mexico pipeline project. Mr. Gary Woods, Chairman of our Board of Directors, is the President of Kinetica, and beneficially owns 10% of Kinetica through a family trust. The submission was underwritten, priced and bound in the ordinary course of business by the Surety unit. The terms and conditions of the surety bonds that were issued and the premium charged to Kinetica for issuance of the bonds, were consistent with those routinely applied and charged for similarly situated risks bound for unrelated third-parties. Per the Surety unit’s standard requirements in connection with the issuance of surety bonds, Kinetica and Mr. Woods, in his personal capacity, among others, executed our Surety unit’s standard form of indemnity agreement holding our Surety unit harmless against any and all losses and expenses incurred resulting from the issuance of the surety bonds.

25.	Unaudited Quarterly Financial Data

The following tables represent unaudited quarterly financial data for the years ended December 31, 2014 and 2013. In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods have been made. Total revenue, net income before income taxes and net income include realized gains or losses from the sale of investments and other. We cannot anticipate when or if similar gains or losses may occur in the future. Since financial results rely heavily on estimates, caution should be used in drawing specific conclusions from quarterly consolidated results.

(in millions, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2014
Total revenue	$360.1	$375.2	$371.3	$412.1	$1,518.7
Net income before income taxes	42.7	44.7	48.3	80.3	216.0
Net income	40.2	38.6	44.7	59.7	183.2
Net income per common share :
Basic*	$1.52	$1.48	$1.72	$2.32	$7.02
Diluted*	$1.49	$1.45	$1.69	$2.28	$6.90
Comprehensive income	$41.3	$64.1	$6.8	$31.3	$143.5

(in millions, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2013
Total revenue	$341.6	$363.8	$363.7	$406.0	$1,475.1
Net income before income taxes	37.5	42.8	32.9	66.5	179.7
Net income	32.7	31.7	31.0	47.8	143.2
Net income per common share :
Basic*	$1.20	$1.18	$1.17	$1.80	$5.33
Diluted*	$1.16	$1.13	$1.12	$1.74	$5.14
Comprehensive income (loss)	$45.7	$(35.2)	$47.2	$43.8	$101.5

*

Basic and diluted net income per common share are computed independently for each quarter and full year based on the respective average number of common shares outstanding; therefore, the sum of the quarterly net income per common share data may not equal the net income per common share for the year.

26.	Information Provided in Connection with Outstanding Debt of Subsidiaries

The following tables present condensed consolidating financial information at December 31, 2014 and 2013 and for the three years ended December 31, 2014, 2013 and 2012, for Argo Group (the “Parent Guarantor”) and Argo Group US (the “Subsidiary Issuer”). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.

The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations and cash flows of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2014

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$0.7	$2,841.5	$1,255.7	$—	$4,097.9
Cash	—	49.3	31.7	—	81.0
Accrued investment income	—	17.8	4.3	—	22.1
Premiums receivable	—	154.6	199.0	—	353.6
Reinsurance recoverables	—	1,173.6	(176.4)	—	997.2
Goodwill and other intangible assets, net	—	131.7	99.1	—	230.8
Current income taxes receivable, net	—	10.1	4.8	—	14.9
Deferred acquisition costs, net	—	58.0	66.6	—	124.6
Ceded unearned premiums	—	98.5	109.1	—	207.6
Other assets	9.6	174.1	67.9	(25.0)	226.6
Due from (to) affiliates	2.9	(19.8)	19.8	(2.9)	—
Intercompany note receivable	—	72.0	(72.0)	—	—
Investments in subsidiaries	1,698.0	—	—	(1,698.0)	—
Total assets	$1,711.2	$4,761.4	$1,609.6	$(1,725.9)	$6,356.3
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,136.4	$906.0	$—	$3,042.4
Unearned premiums	—	448.9	368.3	—	817.2
Funds held and ceded reinsurance payable, net	—	675.1	(441.3)	—	233.8
Long-term debt	49.0	288.7	61.4	(20.6)	378.5
Deferred tax liabilities, net	—	41.2	11.8	—	53.0
Accrued underwriting expenses and other liabilities	15.5	104.2	65.0	—	184.7
Total liabilities	64.5	3,694.5	971.2	(20.6)	4,709.6
Total shareholders' equity	1,646.7	1,066.9	638.4	(1,705.3)	1,646.7
Total liabilities and shareholders' equity	$1,711.2	$4,761.4	$1,609.6	$(1,725.9)	$6,356.3

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2013

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$1.1	$2,785.1	$1,293.0	$—	$4,079.2
Cash	—	132.1	25.3	—	157.4
Accrued investment income	—	19.7	6.0	—	25.7
Premiums receivable	—	150.8	197.6	—	348.4
Reinsurance recoverables	—	1,145.9	117.6	—	1,263.5
Goodwill and other intangible assets, net	—	137.4	102.4	—	239.8
Current income taxes receivable, net	—	0.5	(0.5)	—	—
Deferred acquisition costs, net	—	55.6	58.3	—	113.9
Ceded unearned premiums	—	88.2	108.1	—	196.3
Other assets	4.6	97.8	64.4	—	166.8
Due from affiliates	3.1	1.5	(1.5)	(3.1)	—
Intercompany note receivable	—	87.4	(87.4)	—	—
Investments in subsidiaries	1,625.2	—	—	(1,625.2)	—
Total assets	$1,634.0	$4,702.0	$1,883.3	$(1,628.3)	$6,591.0
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,157.0	$1,073.3	$—	$3,230.3
Unearned premiums	—	425.5	353.6	—	779.1
Funds held and ceded reinsurance payable, net	—	642.4	(244.0)	—	398.4
Long-term debt	49.0	288.9	65.5	—	403.4
Current income taxes payable, net	—	8.9	(3.7)	—	5.2
Deferred tax liabilities, net	—	22.8	5.9	—	28.7
Accrued underwriting expenses and other liabilities	15.4	98.2	69.3	—	182.9
Intercompany note payable	6.6	—	—	(6.6)	—
Total liabilities	71.0	3,643.7	1,319.9	(6.6)	5,028.0
Total shareholders' equity	1,563.0	1,058.3	563.4	(1,621.7)	1,563.0
Total liabilities and shareholders' equity	$1,634.0	$4,702.0	$1,883.3	$(1,628.3)	$6,591.0

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2014

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$461.0	$877.1	$—	$1,338.1
Net investment income (expense)	40.5	56.7	(10.6)	—	86.6
Net realized investment gains and other	2.0	86.9	7.1	(2.0)	94.0
Total revenue	42.5	604.6	873.6	(2.0)	1,518.7
Expenses:
Losses and loss adjustment expenses	—	285.6	461.8	—	747.4
Underwriting, acquisition and insurance expenses	17.3	199.9	322.0	—	539.2
Interest expense	2.3	15.2	2.7	(0.3)	19.9
Fee expense (income), net	—	2.4	(1.8)	—	0.6
Foreign currency exchange loss (gain)	—	0.4	(8.2)	—	(7.8)
Impairment of intangible assets	—	3.4	—	—	3.4
Total expenses	19.6	506.9	776.5	(0.3)	1,302.7
Income before income taxes	22.9	97.7	97.1	(1.7)	216.0
Provision for income taxes	—	27.5	5.3	—	32.8
Net income before equity in earnings of subsidiaries	22.9	70.2	91.8	(1.7)	183.2
Equity in undistributed earnings of subsidiaries	160.3	—	—	(160.3)	—
Net income	$183.2	$70.2	$91.8	$(162.0)	$183.2

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2013

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$439.9	$863.9	$—	$1,303.8
Net investment income (expense)	84.5	73.4	(57.9)	—	100.0
Net realized investment gains (losses) and other	—	72.2	(0.9)	—	71.3
Total revenue	84.5	585.5	805.1	—	1,475.1
Expenses:
Losses and loss adjustment expenses	—	268.6	473.4	—	742.0
Other reinsurance-related expenses	—	—	19.2	—	19.2
Underwriting, acquisition and insurance expenses	27.4	176.9	306.5	—	510.8
Interest expense	3.3	15.2	2.9	(1.2)	20.2
Fee expense, net	-	4.1	0.8	-	4.9
Foreign currency exchange gain	—	(0.3)	(1.4)	—	(1.7)
Total expenses	30.7	464.5	801.4	(1.2)	1,295.4
Income before income taxes	53.8	121.0	3.7	1.2	179.7
Provision for income taxes	—	34.1	2.4	—	36.5
Net income before equity in earnings of subsidiaries	53.8	86.9	1.3	1.2	143.2
Equity in undistributed earnings of subsidiaries	89.4	—	—	(89.4)	—
Net income	$143.2	$86.9	$1.3	$(88.2)	$143.2

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2012

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$434.2	$752.3	$—	$1,186.5
Net investment income	0.1	86.6	32.1	—	118.8
Net realized investment (losses) gains and other	(0.8)	19.5	7.0	—	25.7
Total revenue	(0.7)	540.3	791.4	—	1,331.0
Expenses:
Losses and loss adjustment expenses	—	300.6	447.0	—	747.6
Other reinsurance-related expenses	—	—	27.3	—	27.3
Underwriting, acquisition and insurance expenses	27.1	169.8	267.6	—	464.5
Interest expense	3.9	17.1	3.0	(0.3)	23.7
Fee expense (income), net	-	(1.3)	(4.0)	-	(5.3)
Debt extinguishment costs	0.1	2.1	—	—	2.2
Foreign currency exchange loss	—	—	4.3	—	4.3
Total expenses	31.1	488.3	745.2	(0.3)	1,264.3
(Loss) income before income taxes	(31.8)	52.0	46.2	0.3	66.7
Provision for income taxes	—	11.1	3.3	—	14.4
Net (loss) income before equity in earnings of subsidiaries	(31.8)	40.9	42.9	0.3	52.3
Equity in undistributed earnings of subsidiaries	84.1	—	—	(84.1)	—
Net income (loss)	$52.3	$40.9	$42.9	$(83.8)	$52.3

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR YEAR ENDED DECEMBER 31, 2014

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)		Total
Net cash flows from operating activities	$25.7	$43.2	$37.2		$24.4	$130.5
Cash flows from investing activities:
Proceeds from sales of investments	—	803.8	458.2		—	1,262.0
Maturities and mandatory calls of fixed maturity investments	—	192.1	130.9		—	323.0
Purchases of investments	—	(1,126.1)	(610.7)		—	(1,736.8)
Change in short-term investments and foreign regulatory deposits	0.5	76.0	20.0		—	96.5
Settlements of foreign currency exchange forward contracts	1.3	—	(2.4)		—	(1.1)
Issuance of intercompany note, net	—	14.5	(7.6)		(6.9)	—
Purchases of fixed assets and other, net	(7.0)	(35.5)	(16.0)		(6.4)	(64.9)
Cash (used) provided by investing activities	(5.2)	(75.2)	(27.6)		(13.3)	(121.3)
Cash flows from financing activities:
Borrowings under intercompany note, net	(6.9)	—	—		6.9	—
Activity under stock incentive plans	4.6	—	—		—	4.6
Redemption of trust preferred securities, net	—	—	—		(18.0)	(18.0)
Payment on note payable	—	(0.1)	—		—	(0.1)
Repurchase of Company's common shares	—	(50.8)	—		—	(50.8)
Excess tax expense from share-based payment arrangements	—	0.1	—		—	0.1
Payment of cash dividend to common shareholders	(18.2)	—	—		—	(18.2)
Cash (used) provided by financing activities	(20.5)	(50.8)	—		(11.1)	(82.4)
Effect of exchange rate changes on cash	—	—	(3.2)		—	(3.2)
Change in cash	—	(82.8)	6.4		(—)	(76.4)
Cash, beginning of year	—	132.1	25.3		—	157.4
Cash, end of year	$—	$49.3	$31.7	$	(—)	$81.0

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR YEAR ENDED DECEMBER 31, 2013

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$63.2	$62.5	$(125.9)	$—	$(0.2)
Cash flows from investing activities:
Proceeds from sales of investments	—	1,130.2	836.1	—	1,966.3
Maturities and mandatory calls of fixed maturity investments	—	168.9	112.9	—	281.8
Purchases of investments	—	(1,156.7)	(819.1)	—	(1,975.8)
Change in short-term investments and foreign regulatory deposits	(1.4)	(119.1)	(32.5)	—	(153.0)
Settlements of foreign currency exchange forward contracts	0.7	—	(4.6)	—	(3.9)
Issuance of intercompany note, net	—	35.0	14.3	(49.3)	—
Purchases of fixed assets and other, net	—	(16.3)	21.7	—	5.4
Cash (used) provided by investing activities	(0.7)	42.0	128.8	(49.3)	120.8
Cash flows from financing activities:
Borrowings under intercompany note, net	(49.3)	—	—	49.3	—
Activity under stock incentive plans	2.6	—	—	—	2.6
Repurchase of Company's common shares	—	(46.5)	—	—	(46.5)
Excess tax expense from share-based payment arrangements	—	0.2	—	—	0.2
Payment of cash dividend to common shareholders	(15.8)	—	—	—	(15.8)
Cash (used) provided by financing activities	(62.5)	(46.3)	—	49.3	(59.5)
Effect of exchange rate changes on cash	—	—	0.5	—	0.5
Change in cash	—	58.2	3.4	—	61.6
Cash, beginning of year	—	73.9	21.9	—	95.8
Cash, end of year	$—	$132.1	$25.3	$—	$157.4

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR YEAR ENDED DECEMBER 31, 2012

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$(30.2)	$5.5	$55.2	$—	$30.5
Cash flows from investing activities:
Proceeds from sales of investments	—	573.8	556.9	—	1,130.7
Maturities and mandatory calls of fixed maturity investments	—	326.2	156.8	—	483.0
Purchases of investments	—	(889.1)	(732.4)	—	(1,621.5)
Change in short-term investments and foreign regulatory deposits	(0.9)	35.1	3.5	—	37.7
Settlements of foreign currency exchange forward contracts	2.3	—	(1.9)	—	0.4
Issuance of intercompany note, net	—	(26.0)	(29.0)	55.0	—
Purchases of fixed assets and other, net	—	(29.1)	(4.9)	—	(34.0)
Cash provided (used) by investing activities	1.4	(9.1)	(51.0)	55.0	(3.7)
Cash flows from financing activities:
Borrowings under intercompany note, net	55.0	—	—	(55.0)	—
Proceeds from issuance of senior unsecured fixed rate notes	—	138.7	—	—	138.7
Redemption of trust preferred securities, net	(15.1)	(102.1)	—	—	(117.2)
Activity under stock incentive plans	1.2	—	—	—	1.2
Repurchase of Company's common shares	—	(44.2)	—	—	(44.2)
Payment of cash dividend to common shareholders	(12.3)	—	—	—	(12.3)
Cash provided (used) by financing activities	28.8	(7.6)	—	(55.0)	(33.8)
Effect of exchange rate changes on cash	—	—	0.1	—	0.1
Change in cash	—	(11.2)	4.3	—	(6.9)
Cash, beginning of year	—	85.1	17.6	—	102.7
Cash, end of year	$—	$73.9	$21.9	$—	$95.8

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

27.	Subsequent Event

On February 17, 2015, our Board of Directors declared a 10% stock dividend payable on March 16, 2015, to shareholders of record at the close of business on March 2, 2015. Based upon information available to us as of the dividend declaration date, we estimate approximately 2.6 million shares will be issued upon payment of the stock dividend. The share numbers and per share amounts disclosed in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements have not been retroactively adjusted to give effect to the stock dividend. Presented below are pro forma basic and diluted net income per common share after giving effect for the stock dividend:

	For the Years Ended December 31,
	2014	2013	2012
Pro forma net income per common share:
Basic	$6.39	$4.85	$1.69
Diluted	$6.27	$4.67	$1.66

The pro forma impact of the stock dividend on the Consolidated Balance Sheet at December 31, 2014 is an increase in common stock of $2.6 million, an increase in additional paid-in capital of $132.5 million and a decrease to retained earnings of $135.1 million.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in millions)

BALANCE SHEETS	December 31,
	2014	2013
Assets
Other investments, unrealized loss on foreign currency exchange forward contracts	$(1.2)	$(1.4)
Short-term investments	1.9	2.5
Investment in subsidiaries	1,698.0	1,625.2
Due from subsidiaries	2.9	3.1
Other assets	9.6	4.6
Total assets	$1,711.2	$1,634.0
Liabilities and Shareholders' Equity
Junior subordinated debentures	$49.0	$49.0
Intercompany note payable	—	6.6
Accrued underwriting expenses	15.5	15.4
Total liabilities	64.5	71.0
Shareholders' equity	1,646.7	1,563.0
Total liabilities and shareholders' equity	$1,711.2	$1,634.0

STATEMENTS OF INCOME	For the Years Ended December 31,
	2014	2013	2012
Revenue:
Net investment income (1)	$40.5	$84.5	$0.1
Net realized investment losses	2.0	—	(0.8)
Total revenue	42.5	84.5	(0.7)
Expenses:
Interest expense	2.3	3.3	3.9
Debt extinguishment costs	—	—	0.1
Other expenses	17.3	27.4	27.1
Total expenses	19.6	30.7	31.1
Net income (loss) before equity in earnings (losses) of subsidiaries (2)	22.9	53.8	(31.8)
Equity in undistributed earnings of subsidiaries	160.3	89.4	84.1
Net income	$183.2	$143.2	$52.3

(1)	For the years ended December 31, 2014 and 2013, net investment income includes intercompany dividends of $40.9 million and $84.5 million, respectively.
(2)	Argo Group International Holdings, Ltd. is not subject to taxation.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in millions)

STATEMENTS OF CASH FLOWS	For the Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$183.2	$143.2	$52.3
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization and depreciation	—	0.7	0.9
Share-based payments expense	5.7	8.7	4.8
Net realized investment and other gains	(2.0)	—	—
Debt extinguishment costs	—	—	0.1
Undistributed earnings of subsidiaries	(160.3)	(89.4)	(84.1)
Change in:
Prepaid assets	2.0	(0.1)	0.9
Accrued underwriting expenses	(2.2)	(0.9)	0.9
Due to subsidiaries	(0.6)	0.2	(7.0)
Interest on intercompany note payable	0.3	0.8	0.3
Other assets and liabilities, net	(0.4)	—	0.7
Cash provided (used) by operating activities	25.7	63.2	(30.2)
Cash flows from investing activities:
Change in short-term investments	0.5	(1.4)	(0.9)
Settlements of foreign currency exchange forward contracts	1.3	0.7	2.3
Purchases of fixed assets	(7.0)	—	—
Cash (used) provided by investing activities	(5.2)	(0.7)	1.4
Cash flows from financing activities:
Borrowings under intercompany note payable, net	(6.9)	(49.3)	55.0
Activity under stock incentive plans	4.6	2.6	1.2
Redemption of trust preferred securities, net	—	—	(15.1)
Payment of cash dividend to common shareholders	(18.2)	(15.8)	(12.3)
Cash (used) provided by financing activities	(20.5)	(62.5)	28.8
Change in cash	—	—	—
Cash, beginning of year	—	—	—
Cash, end of year	$—	$—	$—

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE III

SUPPLEMENTAL INSURANCE INFORMATION

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(in millions)

Segment	DAC (a)	Reserves for Losses and Loss Adjustment Expenses (b)	UPR (c)	Premium Revenue (d)	Net Investment Income (l)	Loss & LAE (e)	Amortization (Deferral) DAC (f) (2)	Other Operating Expenses (3)	Premiums Written (g)
Year Ended December 31, 2014
Excess and Surplus Lines	$36.9	$1,165.4	$274.9	$485.2	$36.7	$248.0	$1.9	$159.7	$487.8
Commercial Specialty	22.5	652.2	172.9	291.9	18.7	189.1	(4.3)	107.8	301.1
International Specialty	0.8	306.3	123.9	148.3	8.2	77.8	1.7	52.8	156.6
Syndicate 1200	64.4	600.0	245.5	411.1	10.2	208.1	(4.7)	172.5	420.8
Run-off Lines	—	318.5	—	1.6	9.7	24.4	—	8.2	1.6
Corporate and Other	—	—	—	—	3.1	—	—	43.6	—
Total	$124.6	$3,042.4	$817.2	$1,338.1	$86.6	$747.4	$(5.4)	$544.6	$1,367.9
Year Ended December 31, 2013
Excess and Surplus Lines	$38.8	$1,171.8	$264.8	$460.2	$42.2	$244.0	$(1.4)	$158.6	$478.7
Commercial Specialty	18.1	653.4	159.4	299.0	22.8	194.0	0.4	97.0	288.2
International Specialty	2.2	295.6	117.1	142.4	8.4	79.9	(1.0)	51.1	155.4
Syndicate 1200	54.8	777.0	237.8	401.7	11.0	208.6	(13.8)	170.0	428.5
Run-off Lines	—	332.5	—	0.5	10.8	15.5	—	4.6	0.5
Corporate and Other	—	—	—	—	4.8	—	—	45.3	—
Total	$113.9	$3,230.3	$779.1	$1,303.8	$100.0	$742.0	$(15.8)	$526.6	$1,351.3
Year Ended December 31, 2012
Excess and Surplus Lines	$37.3	$1,209.0	$239.0	$399.3	$51.1	$223.3	$(2.5)	$146.4	$420.8
Commercial Specialty	18.6	660.0	173.0	317.5	27.6	257.0	3.4	104.9	306.4
International Specialty	1.4	257.3	102.5	130.1	12.3	73.5	0.1	43.7	145.5
Syndicate 1200	42.1	738.9	215.7	337.9	15.3	184.0	(5.5)	139.4	370.2
Run-off Lines	—	358.3	—	1.7	12.5	9.8	—	2.8	1.6
Corporate and Other	—	—	—	—	—	—	—	31.8	—
Total	$99.4	$3,223.5	$730.2	$1,186.5	$118.8	$747.6	$(4.5)	$469.0	$1,244.5

(a)	Deferred Policy Acquisition Cost
(b)	Future Policy Benefits, Losses, Claims and Loss Expenses
(c)	Unearned Premiums
(d)	Premium Revenue, net (premiums earned)
(e)	Benefits, Claims, Losses and Settlement Expenses
(f)	Amortization (Deferral) of Deferred Policy Acquisition Costs
(g)	Premiums Written, net
(1)	Net Investment Income allocated based upon each segment’s share of investable funds.
(2)	The amortization (deferral) of DAC will not equal the change in the balance sheet. See Note 1, “Business and Significant Accounting Policies” for further discussion.
(3)	Other Insurance Expenses allocated based on specific identification, where possible, and related activities.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Balance at Beginning of Year	Charged to Cost and Expense	Capital Loss Carryforward	Net Operating Loss Carryforward	Charged to Other Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2014
Deducted from assets:
Valuation allowance for deferred tax asset	$56.2	$(30.7)	$—	$—	$(0.1)	$—	$25.4
Year Ended December 31, 2013
Deducted from assets:
Valuation allowance for deferred tax asset	$52.5	$(1.0)	$—	$—	$4.7	$—	$56.2
Year Ended December 31, 2012
Deducted from assets:
Valuation allowance for deferred tax asset	$50.4	$(1.0)	$—	$—	$3.1	$—	$52.5

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE VI

SUPPLEMENTAL INFORMATION FOR PROPERTY-CASUALTY INSURANCE COMPANIES

(in millions)

	For the Years Ended December 31,
	2014	2013	2012
Deferred acquisition costs	$124.6	$113.9	$99.4
Reserves for losses and loss adjustment expenses	$3,042.4	$3,230.3	$3,223.5
Unamortized discount in reserves for losses	$17.6	$19.5	$20.8
Unearned premiums	$817.2	$779.1	$730.2
Premiums earned	$1,338.1	$1,303.8	$1,186.5
Net investment income	$86.6	$100.0	$118.8
Losses and loss adjustment expenses incurred:
Current year	$785.1	$775.6	$780.5
Prior years	(37.7)	(33.6)	(32.9)
Losses and loss adjustment expenses incurred	$747.4	$742.0	$747.6
(Deferral) amortization of policy acquisition costs (1)	$(5.4)	$(15.8)	$(4.5)
Paid losses and loss adjustment expenses, net of reinsurance	$736.7	$753.5	$796.5
Gross premiums written	$1,905.4	$1,888.4	$1,745.7

(1)	The amortization (deferral) of policy acquisition costs will not equal the change in the balance sheet. For further discussion, see Note 1, “Business and Significant Accounting Policies.”