Form 10-Q
period 2015-03-31
Argo Group International Holdings, Ltd.
filed 2015-05-08
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding (net of treasury shares) of each of the issuer’s classes of common shares as of May 5, 2015.

Title	Outstanding
Common Shares, par value $1.00 per share	27,932,719

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	March 31,	December 31,
	2015	2014 *
	(Unaudited)
Assets
Investments:
Fixed maturities, at fair value:
Available-for-sale (cost: 2015 - $2,778.6; 2014 - $2,817.2)	$2,788.6	$2,840.7
Equity securities, at fair value (cost: 2015 - $315.3; 2014 - $307.3)	483.4	486.3
Other investments (cost: 2015 - $501.8; 2014 - $488.9)	520.9	495.1
Short-term investments, at fair value (cost: 2015 - $271.8; 2014 - $275.8)	271.5	275.8
Total investments	4,064.4	4,097.9
Cash	89.1	81.0
Accrued investment income	20.9	22.1
Premiums receivable	371.7	353.6
Reinsurance recoverables	987.3	997.2
Goodwill	152.2	152.2
Intangible assets, net of accumulated amortization	78.8	78.6
Current income taxes receivable, net	4.2	14.9
Deferred acquisition costs, net	129.7	124.6
Ceded unearned premiums	256.6	207.6
Other assets	222.2	226.6
Total assets	$6,377.1	$6,356.3
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$3,035.1	$3,042.4
Unearned premiums	826.4	817.2
Accrued underwriting expenses	125.7	143.1
Ceded reinsurance payable, net	207.9	178.8
Funds held	52.6	55.0
Senior unsecured fixed rate notes	143.8	143.8
Other indebtedness	57.5	62.0
Junior subordinated debentures	172.7	172.7
Deferred tax liabilities, net	53.8	53.0
Other liabilities	38.8	41.6
Total liabilities	4,714.3	4,709.6
Commitments and contingencies (Note 14)
Shareholders' equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 36,915,795 and 34,318,224 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	36.9	34.3
Additional paid-in capital	960.9	836.3
Treasury shares (8,959,543 and 8,606,489 shares at March 31, 2015 and December 31, 2014, respectively)	(319.5)	(301.4)
Retained earnings	898.4	969.4
Accumulated other comprehensive income, net of taxes	86.1	108.1
Total shareholders' equity	1,662.8	1,646.7
Total liabilities and shareholders' equity	$6,377.1	$6,356.3

* Derived from audited consolidated financial statements.

See accompany notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares and per share amount)

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Premiums and other revenue:
Earned premiums	$334.6	$325.7
Net investment income	20.8	23.3
Net realized investment and other gains	16.0	11.1
Total revenue	371.4	360.1
Expenses:
Losses and loss adjustment expenses	183.7	182.5
Underwriting, acquisition and insurance expenses	129.6	128.7
Interest expense	4.9	5.0
Fee expense, net	0.4	1.4
Foreign currency exchange (gain) loss	(9.6)	(0.2)
Total expenses	309.0	317.4
Income before income taxes	62.4	42.7
Provision for income taxes	3.6	2.5
Net income	$58.8	$40.2
Net income per common share:
Basic	$2.09	$1.38
Diluted	$2.05	$1.36
Dividend declared per common share	$0.20	$0.14
Weighted average common shares:
Basic	28,129,692	29,165,911
Diluted	28,677,379	29,663,090

	For the Three Months Ended March 31,
	2015	2014
Net realized investment and other gains before other-than-temporary impairment losses	$16.5	$11.1
Other-than-temporary impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturities	(0.4)	—
Other-than-temporary impairment losses on equity securities	(0.1)	—
Impairment losses recognized in earnings	(0.5)	—
Net realized investment and other gains	$16.0	$11.1

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Net income	$58.8	$40.2
Other comprehensive (loss) income:
Foreign currency translation adjustments	(3.1)	(0.2)
Unrealized gains on securities:
(Losses) gains arising during the year	(24.3)	5.1
Reclassification adjustment for gains included in net income	2.5	(0.1)
Other comprehensive (loss) income before tax	(24.9)	4.8
Income tax (benefit) provision related to other comprehensive income (loss):
Unrealized gains (losses) on securities:
(Losses) gains arising during the year	(2.8)	3.8
Reclassification adjustment for gains included in net income	(0.1)	(0.1)
Income tax (benefit) provision related to other comprehensive income (loss)	(2.9)	3.7
Other comprehensive (loss) income, net of tax	(22.0)	1.1
Comprehensive income	$36.8	$41.3

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$58.8	$40.2
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	8.9	10.4
Share-based payments expense	5.2	4.4
Excess tax benefit from share-based payment arrangements	—	(0.1)
Deferred income tax provision, net	3.8	1.1
Net realized investment and other gains	(16.0)	(11.1)
Loss on disposals of fixed assets, net	0.2	—
Change in:
Accrued investment income	1.2	1.7
Receivables	(12.5)	261.0
Deferred acquisition costs	(5.4)	—
Ceded unearned premiums	(51.0)	(55.2)
Reserves for losses and loss adjustment expenses	(2.2)	(182.5)
Unearned premiums	13.1	3.3
Ceded reinsurance payable and funds held	27.9	(6.4)
Income taxes	7.7	(15.5)
Accrued underwriting expenses	(18.9)	6.7
Other, net	6.8	(14.4)
Cash provided by operating activities	27.6	43.6
Cash flows from investing activities:
Sales of fixed maturity investments	399.3	243.4
Maturities and mandatory calls of fixed maturity investments	142.0	78.4
Sales of equity securities	14.7	14.9
Sales of other investments	9.0	5.0
Purchases of fixed maturity investments	(514.5)	(290.4)
Purchases of equity securities	(19.9)	(7.5)
Purchases of other investments	(22.8)	(9.4)
Change in foreign regulatory deposits and voluntary pools	1.1	(9.0)
Change in short-term investments	3.7	(44.9)
Settlements of foreign currency exchange forward contracts	(2.2)	(1.4)
Purchases of fixed assets	(17.8)	(6.0)
Other, net	9.5	(18.1)
Cash provided (used) by investing activities	2.1	(45.0)
Cash flows from financing activities:
Activity under stock incentive plans	0.9	0.8
Repurchase of Company's common shares	(17.0)	(3.7)
Excess tax expense from share-based payment arrangements	—	0.1
Payment of cash dividends to common shareholders	(5.7)	(4.0)
Cash used by financing activities	(21.8)	(6.8)
Effect of exchange rate changes on cash	0.2	0.3
Change in cash	8.1	(7.9)
Cash, beginning of period	81.0	157.4
Cash, end of period	$89.1	$149.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements of Argo Group International Holdings, Ltd. (“Argo Group,” “we” or the “Company”) and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The preparation of interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The major estimates reflected in our consolidated financial statements include, but are not limited to, reserves for losses and loss adjustment expenses; reinsurance recoverables, including the reinsurance recoverables allowance for doubtful accounts; estimates of written and earned premiums; reinsurance premium receivable; fair value of investments and assessment of potential impairment; valuation of goodwill and intangibles and our deferred tax asset valuation allowance. Actual results could differ from those estimates. Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015.

The interim financial information as of, and for the three months ended, March 31, 2015 and 2014 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain amounts in prior years’ financial statements have been reclassified to conform to the current presentation.

10% Stock Dividend

On February 17, 2015, our Board of Directors declared a 10% stock dividend, payable on March 16, 2015, to shareholders of record at the close of business on March 2, 2015. As a result of the stock dividend, 2,554,506 additional shares were issued. Cash was paid in lieu of fractional shares of our common shares. All references to share and per share amounts in this document and related disclosures have been adjusted to reflect the stock dividend for all periods presented.

2.	Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (Topic 606). The ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The ASU provides a five-step analysis of transactions to determine when and how revenue is recognized and requires additional disclosures sufficient to describe the nature, amount, timing and uncertainty of revenue and cash flows for these transactions. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, we will adopt this ASU on January 1, 2017. On April 1, 2015 the FASB voted to propose to defer ASU 2014-09 for one year, which if accepted, would delay our adoption date until January 1, 2018. Companies may use either a “full retrospective” adoption, meaning the update is applied to all periods presented, or a “modified retrospective” adoption, meaning the update is applied only to the most current period presented in the financial statements. While insurance contracts are excluded from this ASU, fee income related to our brokerage operations and management of the third-party capital for our underwriting Syndicate at Lloyd’s will be subject to this updated guidance. We are currently evaluating what impact this ASU will have on our financial results and disclosures and which adoption method to apply.

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether entities should be consolidated as they are deemed variable interest entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

3.	Investments

Composition of Invested Assets

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments were as follows:

March 31, 2015
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
USD denominated:
U.S. Governments	$181.3	$1.6	$0.1	$182.8
Non-U.S. Governments	81.3	0.7	0.5	81.5
Obligations of states and political subdivisions	457.7	22.7	0.4	480.0
Credit-Financial	472.7	13.0	1.0	484.7
Credit-Industrial	460.5	11.0	1.6	469.9
Credit-Utility	146.2	3.8	2.8	147.2
Structured securities:
CMO/MBS-agency (1)	160.8	8.2	0.3	168.7
CMO/MBS-non agency	12.6	0.8	—	13.4
CMBS (2)	184.4	1.7	0.1	186.0
ABS (3)	223.2	1.0	0.8	223.4
Foreign denominated:
Governments	157.1	1.5	17.0	141.6
Credit	240.8	3.6	35.0	209.4
Total fixed maturities	2,778.6	69.6	59.6	2,788.6
Equity securities	315.3	177.2	9.1	483.4
Other investments	501.8	19.2	0.1	520.9
Short-term investments	271.8	—	0.3	271.5
Total investments	$3,867.5	$266.0	$69.1	$4,064.4

(1)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(2)	Commercial mortgage-backed securities (“CMBS”).
(3)	Asset-backed securities (“ABS”).

December 31, 2014
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
USD denominated:
U.S. Governments	$184.0	$1.3	$0.3	$185.0
Non-U.S. Governments	79.9	0.6	0.6	79.9
Obligations of states and political subdivisions	468.1	22.9	0.3	490.7
Credit-Financial	508.1	12.3	2.3	518.1
Credit-Industrial	493.7	9.4	3.5	499.6
Credit-Utility	142.7	3.2	3.9	142.0
Structured securities:
CMO/MBS-agency (1)	168.0	8.0	0.7	175.3
CMO/MBS-non agency	13.2	0.8	—	14.0
CMBS (2)	178.6	1.6	0.2	180.0
ABS (3)	221.4	0.6	1.0	221.0
Foreign denominated:
Governments	148.4	1.2	9.4	140.2
Credit	211.1	2.7	18.9	194.9
Total fixed maturities	2,817.2	64.6	41.1	2,840.7
Equity securities	307.3	184.1	5.1	486.3
Other investments	488.9	7.5	1.3	495.1
Short-term investments	275.8	—	—	275.8
Total investments	$3,889.2	$256.2	$47.5	$4,097.9

(1)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(2)	Commercial mortgage-backed securities (“CMBS”).
(3)	Asset-backed securities (“ABS”).

Included in “Total investments” in our Consolidated Balance Sheets at March 31, 2015 and December 31, 2014 is $70.9 million and $75.2 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party participants that provide underwriting capital to our Syndicate 1200 segment.

Contractual Maturity

The amortized cost and fair values of fixed maturity investments as of March 31, 2015, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$258.8	$252.6
Due after one year through five years	1,171.1	1,166.9
Due after five years through ten years	582.5	589.5
Thereafter	185.2	188.1
Structured securities	581.0	591.5
Total	$2,778.6	$2,788.6

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Other Invested Assets

Details regarding the carrying value and unfunded investment commitments of the other invested assets portfolio as of March 31, 2015 and December 31, 2014 were as follows:

March 31, 2015
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$145.5	$—
Private equity	139.6	60.6
Long only funds	115.0	—
Other investments	120.8	—
Total other invested assets	$520.9	$60.6

December 31, 2014
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$153.2	$—
Private equity	123.6	72.9
Long only funds	104.4	—
Other investments	113.9	—
Total other invested assets	$495.1	$72.9

The following describes each investment type:

•	Hedge funds: Hedge funds include equity long/short, multi-strategy credit, relative value credit and distressed event credit funds.
•

Private equity:  Private equity includes buyout funds, real asset/infrastructure funds, credit special situations funds, mezzanine lending funds and direct investments and strategic non-controlling minority investments in private companies that are principally accounted for using the equity method of accounting.

•	Long only funds: These funds include a long-only fund that invest in high yield fixed income securities and funds that primarily invest in distressed debt.
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

Unrealized Losses and Other-than-temporary Impairments

An aging of unrealized losses on our investments in fixed maturities, equity securities, other investments and short-term investments is presented below:

March 31, 2015	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments (2)	$18.6	$0.1	$4.1	$—	$22.7	$0.1
Non-U.S. Governments	9.0	0.3	3.4	0.2	12.4	0.5
Obligations of states and political subdivisions	21.1	0.1	9.2	0.3	30.3	0.4
Credit-Financial	103.2	0.9	8.4	0.1	111.6	1.0
Credit-Industrial (2)	85.0	1.6	8.2	—	93.2	1.6
Credit-Utility (2)	44.3	2.8	1.5	—	45.8	2.8
Structured securities:
CMO/MBS-agency (1)	5.2	—	8.1	0.3	13.3	0.3
CMBS (2)	28.4	0.1	3.5	—	31.9	0.1
ABS	74.9	0.5	8.5	0.3	83.4	0.8
Foreign denominated:
Governments	125.5	17.0	—	—	125.5	17.0
Credit	199.2	34.8	0.9	0.2	200.1	35.0
Total fixed maturities	714.4	58.2	55.8	1.4	770.2	59.6
Equity securities	73.3	9.1	—	—	73.3	9.1
Other investments	0.2	0.1	—	—	0.2	0.1
Short-term investments	20.7	0.3	—	—	20.7	0.3
Total	$808.6	$67.7	$55.8	$1.4	$864.4	$69.1

(1) Unrealized losses less than one year are less than $0.1 million.

(2) Unrealized losses one year or greater are less than $0.1 million.

December 31, 2014	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments	$55.0	$0.2	$15.7	$0.1	$70.7	$0.3
Non-U.S. Governments	36.5	0.4	5.2	0.2	41.7	0.6
Obligations of states and political subdivisions	10.4	0.1	16.6	0.2	27.0	0.3
Credit-Financial	195.7	2.2	11.1	0.1	206.8	2.3
Credit-Industrial	240.8	3.3	12.2	0.2	253.0	3.5
Credit-Utility	63.1	3.8	1.9	0.1	65.0	3.9
Structured securities:
CMO/MBS-agency	10.1	0.1	19.2	0.6	29.3	0.7
CMBS	49.3	0.1	6.0	0.1	55.3	0.2
ABS	129.2	0.7	8.1	0.3	137.3	1.0
Foreign denominated:
Governments	123.7	9.3	11.2	0.1	134.9	9.4
Credit	190.8	18.7	0.9	0.2	191.7	18.9
Total fixed maturities	1,104.6	38.9	108.1	2.2	1,212.7	41.1
Equity securities	53.6	5.1	—	—	53.6	5.1
Other investments	(0.9)	1.3	—	—	(0.9)	1.3
Short-term investments	—	—	—	—	—	—
Total	$1,157.3	$45.3	$108.1	$2.2	$1,265.4	$47.5

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

We hold a total of 6,406 securities, of which 1,830 were in an unrealized loss position for less than one year and 90 were in an unrealized loss position for a period one year or greater as of March 31, 2015. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increased credit spreads, foreign currency fluctuations and higher market yields relative to the date the securities were purchased, and for structured securities, by the performance of the underlying collateral, as well. In considering whether an investment is other-then-temporarily impaired or not, we also considered that we do not intend to sell the investments and it is unlikely that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. In situations where we did not recognize other-than-temporary losses on investments in our equity portfolio, we have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation, have the ability and intent to hold these investments until a recovery of the cost basis. We do not consider these investments to be other-than-temporarily impaired at March 31, 2015.

We recognized other-than-temporary losses on our fixed maturities portfolio of $0.4 million for the three months ended March 31, 2015. We recognized other-than-temporary losses on our equity portfolio of $0.1 million for the three months ended March 31, 2015. We did not recognize any other-than-temporary losses on our fixed maturities or equity portfolios for the three months ended March 31, 2014.

Realized Gains and Losses

The following table presents our gross realized investment gains (losses) and other:

	For the Three Months Ended March 31,
(in millions)	2015	2014
Realized gains
Fixed maturities	$4.1	$4.6
Equity securities	3.8	6.5
Other investments	20.9	12.7
Gain on sale of real estate holdings	0.3	—
Gross realized investment gains	29.1	23.8
Realized losses
Fixed maturities	(3.7)	(3.5)
Equity securities	(0.7)	(0.1)
Other investments	(7.1)	(4.9)
Short-term investments	(1.1)	(0.2)
Other assets	—	(4.0)
Other-than-temporary impairment losses on fixed maturities	(0.4)	—
Other-than-temporary impairment losses on equity securities	(0.1)	—
Gross realized investment and other losses	(13.1)	(12.7)
Net realized investment gains and other	$16.0	$11.1

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows:

(in millions)	Fixed Maturities	Equity Maturities	Other Investments	Other	Real Estate Holdings	Tax Effects	Total
Three Months Ended March 31, 2015
Realized before impairments	$0.4	$3.1	$13.8	$(1.1)	$0.3	$(6.1)	$10.4
Realized - impairments	(0.4)	(0.1)	—	—	—	0.2	(0.3)
Change in unrealized	(12.3)	(10.8)	1.6	(0.3)	—	2.9	(18.9)
Three Months Ended March 31, 2014
Realized before impairments	$1.1	$6.4	$7.8	$(4.2)	$—	$(3.5)	$7.6
Realized - impairments	—	—	—	—	—	—	—
Change in unrealized	8.1	(3.1)	—	—	—	3.7	8.7

We enter into foreign currency exchange forward contracts to manage currency exposure on losses related to certain global catastrophe events. These currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other investments.” The realized and unrealized gains and losses on these contracts are included in “Net realized investment and other gains” in our Consolidated Statements of Income. The notional amount of these currency forward contracts was $8.7 million and $46.6 million at March 31, 2015 and 2014, respectively. The fair value of these currency forward contracts was a gain of $0.1 million and $1.2 million at March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015 and 2014, we recognized $0.3 million and $2.3 million in realized gains and $1.2 million and $1.3 million in realized losses, respectively, from these currency forward contracts.

In the third quarter of 2014, we entered into foreign currency exchange forward contracts to manage currency exposure on our Canadian dollar (“CAD”) investment portfolio. The currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other investments.” The realized and unrealized gains and losses are included in “Net realized investment and other gains” in our Consolidated Statements of Income. The notional amount of the currency forward contracts was CAD 141.8 million (USD $112.1 million) as of March 31, 2015. The fair value of the currency forward contracts was a gain of $6.4 million as of March 31, 2015. For the three months ended March 31, 2015, we recognized $7.5 million in realized gains and $2.0 million in realized losses, respectively, from the CAD currency forward contracts.

We also enter into foreign currency exchange forward contracts to manage currency exposure on certain Euro denominated investments. The currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other investments.” The realized and unrealized gains and losses are included in “Net realized investment and other gains” in our Consolidated Statements of Income. The fair value of the currency forward contracts was $5.8 million as of March 31, 2015. For the three months ended March 31, 2015, we recognized $6.3 million in realized gains from the currency forward contracts. The fair value of the currency forward contracts at March 31, 2014 and the amounts recognized in realized gains for the three months ended March 31, 2014 were not significant.

Regulatory Deposits, Pledged Securities and Letters of Credit

At March 31, 2015, the amortized cost and fair value of investments on deposit with U.S., Canadian and various agencies for regulatory purposes were $184.3 million and $191.8 million, respectively. At December 31, 2014, the amortized cost and fair value of investments on deposit with U.S., Canadian and various agencies for regulatory purposes were $186.6 million and $194.2 million, respectively.

At March 31, 2015, investments with an amortized cost of $48.9 million and fair value of $49.2 million were pledged as collateral in support of irrevocable letters of credit (“LOCs”) in the amount of $36.2 million issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves. At December 31, 2014, investments with an amortized cost of $55.0 million and fair value of $55.3 million were pledged as collateral in support of irrevocable LOCs in the amount of $43.6 million issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves.

Our Corporate member’s capital supporting our Lloyd’s business was $209.3 million and $217.9 million at March 31, 2015 and December 31, 2014, respectively.

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

●

Level 3 inputs are unobservable inputs. Unobservable inputs reflect our own judgments about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of March 31, 2015. A description of the valuation techniques we use to measure assets at fair value is as follows:

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

Transfers Between Level 1 and Level 2 Securities: There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2015.

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	March 31, 2015	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$182.8	$102.0	$80.8	$—
Non-U.S. Governments	81.5	—	81.5	—
Obligations of states and political subdivisions	480.0	—	480.0	—
Credit-Financial	484.7	—	484.7	—
Credit-Industrial	469.9	—	469.9	—
Credit-Utility	147.2	—	147.2	—
Structured securities:
CMO/MBS-agency	168.7	—	168.7	—
CMO/MBS-non agency	13.4	—	13.4	—
CMBS	186.0	—	186.0	—
ABS	223.4	—	223.4	—
Foreign denominated:
Governments	141.6	—	141.6	—
Credit	209.4	—	209.4	—
Total fixed maturities	2,788.6	102.0	2,686.6	—
Equity securities	483.4	482.6	—	0.8
Other investments	104.9	—	104.9	—
Short-term investments	271.5	271.1	0.4	—
	$3,648.4	$855.7	$2,791.9	$0.8

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2014	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$185.0	$99.2	$85.8	$—
Non-U.S. Governments	79.9	—	79.9	—
Obligations of states and political subdivisions	490.7	—	490.7	—
Credit-Financial	518.1	—	518.1	—
Credit-Industrial	499.6	—	499.6	—
Credit-Utility	142.0	—	142.0	—
Structured securities:
CMO/MBS-agency	175.3	—	175.3	—
CMO/MBS-non agency	14.0	—	14.0	—
CMBS	180.0	—	180.0	—
ABS	221.0	—	221.0	—
Foreign denominated:
Governments	140.2	—	140.2	—
Credit	194.9	—	194.9	—
Total fixed maturities	2,840.7	99.2	2,741.5	—
Equity securities	486.3	485.4	—	0.9
Other investments	97.3	—	97.3	—
Short-term investments	275.8	273.9	1.9	—
	$3,700.1	$858.5	$2,840.7	$0.9

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

The fair value measurements in the tables above do not equal “Total investments” on our Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:

Fair Value Measurements Using Observable Inputs (Level 3)

(in millions)	Equity Securities	Total
Beginning balance, January 1, 2015	$0.9	$0.9
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	—
Included in other comprehensive income (loss)	—	—
Purchases, issuances, sales, and settlements
Purchases	—	—
Issuances	—	—
Sales	(0.1)	(0.1)
Settlements	—	—
Ending balance, March 31, 2015	$0.8	$0.8
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2015	$—	$—

(in millions)	Equity Securities	Other Assets	Total
Beginning balance, January 1, 2014	$1.3	$2.6	$3.9
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	—	—
Included in other comprehensive income (loss)	0.1	—	0.1
Purchases, issuances, sales, and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	(0.5)	—	(0.5)
Settlements	—	(2.6)	(2.6)
Ending balance, December 31, 2014	$0.9	$—	$0.9
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2014	$—	$—	$—

At March 31, 2015 and December 31, 2014, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.

4.	Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Three Months Ended March 31,
(in millions)	2015	2014
Net reserves beginning of the year	$2,137.1	$2,107.6
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	187.4	191.4
Prior accident years	(3.7)	(8.9)
Losses and LAE incurred during calendar year, net of reinsurance	183.7	182.5
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	19.8	27.9
Prior accident years	141.0	150.1
Losses and LAE payments made during current calendar year, net of reinsurance:	160.8	178.0
Change in participation interest (1)	(1.2)	24.7
Foreign exchange adjustments	(6.0)	1.7
Net reserves - end of period	2,152.8	2,138.5
Add:
Reinsurance recoverables on unpaid losses and LAE, end of period	882.3	903.9
Gross reserves - end of period	$3,035.1	$3,042.4

(1)	Amount represents (decreases) increases in reserves due to change in syndicate participation

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

Impacting losses and LAE for the three months ended March 31, 2015 was $3.7 million in favorable prior years’ loss reserve development comprised of the following: $8.2 million of net favorable development in the Excess and Surplus Lines segment primarily caused by favorable development in the general and products liability lines and commercial automobile, partially offset by unfavorable development in property lines; $7.2 million of net unfavorable development in the Commercial Specialty segment, primarily driven by unfavorable development in general liability due to increases in claim severity, as well as unfavorable development in short tail lines and workers compensation, partially offset by favorable development in auto liability; $2.5 million of net favorable development in the International Specialty segment primarily driven by favorable development in Argo Re and long-tail lines, partially offset by unfavorable development in the Brazil unit; $0.3 million of net favorable development in the Syndicate 1200 segment primarily driven by favorable development in various property classes, partially offset by unfavorable development in general liability; and $0.1 million of unfavorable development in the Run-off Lines segment primarily caused by unfavorable development in workers compensation lines and assumed asbestos and environmental liability, offset in part by favorable development in run-off reinsurance claims.

Impacting losses and LAE for the three months ended March 31, 2014 was $8.9 million in favorable prior years’ loss reserve development comprised of the following: $8.0 million of net favorable development in the Excess and Surplus Lines segment primarily caused by favorable development of $21.6 million in the general and products liability lines, partially offset by $9.4 million unfavorable development in commercial automobile and $4.2 million of unfavorable development in property lines; $2.0 million of net unfavorable development in the Commercial Specialty segment, primarily driven by $6.7 million of unfavorable development in general liability due to increases in claim severity, partially offset by $4.3 million of favorable development in workers compensation and $1.1 million of favorable development in short-tail lines; $0.4 million of net unfavorable development in the International Specialty segment; $8.8 million of net favorable development in the Syndicate 1200 segment primarily driven by favorable development in marine and energy lines, as well as favorable development in professional indemnity and general liability; and $5.5 million of unfavorable development in the Run-off Lines segment primarily caused by $4.5 million of unfavorable development in workers compensation lines driven by increasing medical costs on older claims, as well as $1.0 million unfavorable development in asbestos liability on assumed business.

In the opinion of management, our reserves represent the best estimate of our ultimate liabilities, based on currently known facts, current law, current technology and assumptions considered reasonable where facts are not known. Due to the significant uncertainties and related management judgments, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

5.	Debt

Borrowing Under Revolving Credit Facility

On March 7, 2014, each of Argo Group, Argo Group US, Inc., Argo International Holdings Limited and Argo Underwriting Agency Limited (the “Borrowers”) entered into a $175.0 million credit agreement (“Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement provides for a $175.0 million revolving credit facility with a maturity date of March 7, 2018 unless extended in accordance with the terms of the Credit Agreement. Borrowings under the Credit Agreement may be used for general corporate purposes, including working capital and permitted acquisitions, and each of the Borrowers has agreed to be jointly and severally liable for the obligations of the other Borrowers under the Credit Agreement.

The Credit Agreement contains customary events of default. If an event of default occurs and is continuing, the Borrowers might be required immediately to repay all amounts outstanding under the Credit Agreement. Lenders holding at least a majority of the loans and commitments under the Credit Agreement may elect to accelerate the maturity of the loans and/or terminate the commitments under the Credit Agreement upon the occurrence and during the continuation of an event of default.

Included in the Credit Agreement is a provision that allows up to $17.5 million of the revolving credit facility to be used for LOCs, subject to availability. As of March 31, 2015 and December 31, 2014, there were no borrowings outstanding and $0.2 million in LOCs against the Credit Facility.

Junior Subordinated Debentures

On July 16, 2014, Argo Group US, Inc. purchased the outstanding PXRE Capital Trust V $20,000,000 Junior Subordinated Debt Securities (“Capital Trust V”) at a discount equal to 90.0% of the principal amount plus accrued and unpaid interest through the date of purchase for a total price of $18.2 million, resulting in the recognition of a $2.0 million pre-tax realized gain. In accordance with ASC Topic 405, “Liabilities,” we have eliminated the outstanding debt, associated interest, and intercompany balances related to the purchase of the Capital Trust V since the purchase by Argo Group US, Inc., in essence, reduces our outstanding debt related to the Junior Subordinated Debentures. As of March 31, 2015, the Capital Trust V had not yet been redeemed and continued to accrue interest. The Capital Trust V was redeemed on April 29, 2015.

6.	Disclosures about Fair Value of Financial Instruments

Cash. The carrying amount approximates fair value.

Investment securities and short-term investments. See Note 3, “Investments,” for additional information.

Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables approximates fair value. At March 31, 2015 and December 31, 2014, the carrying values of premiums receivable over 90 days were $12.8 million and $12.4 million, respectively. Included in “Reinsurance recoverables” in our Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, are amounts that are due from trade capital providers associated with the operations of ArgoGlobal Syndicate 1200. Upon settlement, the receivable is offset against the liability also reflected in our accompanying Consolidated Balance Sheets. At March 31, 2015 and December 31, 2014, the payable was in excess of the receivable. Of our reinsurance recoverables on paid losses, excluding amounts attributable to ArgoGlobal Syndicate 1200’s trade capital providers, at March 31, 2015 and December 31, 2014, the carrying values over 90 days were $6.8 million and $9.9 million, respectively. Our methodology for establishing our allowances for doubtful accounts includes specifically identifying all potential uncollectible balances regardless of aging. At March 31, 2015 and December 31, 2014, the allowance for doubtful accounts for premiums receivable was $4.5 million and $5.2 million, respectively, and the allowance for doubtful accounts for reinsurance recoverables on paid losses was $2.1 million and $1.8 million, respectively. Premiums receivable over 90 days were secured by collateral in the amount of $0.3 million and $0.3 million at March 31, 2015 and December 31, 2014, respectively. Reinsurance recoverables on paid losses over 90 days were secured by collateral in the amount of $0.7 million and $0.4 at March 31, 2015 and December 31, 2014, respectively.

At March 31, 2015 and December 31, 2014, the fair value of our Junior subordinated debentures, Senior unsecured fixed rate notes and Other indebtedness was estimated using appropriate market indices or quoted prices from external sources based on current market conditions.

A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	March 31, 2015		December 31, 2014
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures	$172.7	$155.5	$172.7	$155.5
Senior unsecured fixed rate notes	143.8	132.3	143.8	132.3
Other indebtedness:
Floating rate loan stock	56.9	51.2	61.3	55.2
Note payable	0.6	0.6	0.7	0.6
	$374.0	$339.6	$378.5	$343.6

7.	Shareholders’ Equity

On May 5, 2015, our Board of Directors declared a quarterly cash dividend in the amount of $0.20 on each share of common stock outstanding. The dividend will be paid on June 15, 2015 to shareholders of record at the close of business on June 1, 2015.

On February 17, 2015, our Board of Directors declared a 10% stock dividend, payable on March 16, 2015, to shareholders of record at the close of business on March 2, 2015. As a result of the stock dividend, 2,554,506 additional shares were issued. Cash was paid in lieu of fractional shares of our common shares. All references to share and per share amounts in this document and related disclosures have been adjusted to reflect the stock dividend for all periods presented.

In addition, on February 17, 2015, our Board of Directors declared a quarterly cash dividend in the amount of $0.20 on each share of common stock outstanding, on a post-stock dividend basis. On March 19, 2015, we paid $5.7 million to our shareholders of record on March 2, 2015.

On February 18, 2014, our Board of Directors declared a quarterly cash dividend in the amount of $0.15 on each share of common stock outstanding or $0.14 on each share outstanding adjusted for the 10% stock dividend. On March 17, 2014, we paid $4.0 million to our shareholders of record on March 3, 2014.

On November 5, 2013, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2013 Repurchase Authorization”). The 2013 Repurchase Authorization supersedes all the previous Repurchase Authorizations. As of March 31, 2015, availability under the 2013 Repurchase Authorization for future repurchases of our common shares was $74.7 million.

For the three months ended March 31, 2015, we repurchased a total of 353,054 common shares for $18.1 million. A summary of activity for shares repurchased on the open market and under Security Exchange Act of 1934 Rule 10b5-1 from January 1, 2015 through March 31, 2015 is described below.

For the three months ended March 31, 2015, we purchased 196,864 common shares on the open market for $9.9 million. In 2015, we repurchased shares under Securities Exchange Act of 1934 Rule 10b5-1 trading plans as follows:

Date Trading Plan Initiated	2015 Purchase Period	Number of Shares Repurchased	Average Price of Shares Repurchased	Total Cost (in millions)	Repurchase Authorization Year
12/15/2014	01/05/2015-02/12/2015	117,482	$53.50	$6.3	2013
03/16/2015	03/18/2015-03/31/2015	38,708	$49.65	$1.9	2013

8.	Accumulated Other Comprehensive Income (Loss)

A summary of changes in accumulated other comprehensive income (loss), net of taxes (where applicable) by component for the three months ended March 31, 2015 and 2014 is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2015	$(15.6)	$130.7	$(7.0)	$108.1
Other comprehensive loss before reclassifications	(3.1)	(21.5)	—	(24.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2.6	—	2.6
Net current-period other comprehensive loss	(3.1)	(18.9)	—	(22.0)
Balance at March 31, 2015	$(18.7)	$111.8	$(7.0)	$86.1

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2014	$(11.5)	$163.9	$(4.6)	$147.8
Other comprehensive (loss) income before reclassifications	(0.2)	1.3	—	1.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current-period other comprehensive (loss) income	(0.2)	1.3	-	1.1
Balance at March 31, 2014	$(11.7)	$165.2	$(4.6)	$148.9

The amounts reclassified from accumulated other comprehensive income (loss) shown in the above table have been included in the following captions in our Consolidated Statements of Income:

	For the Three Months Ended March 31,
(in millions)	2015	2014
Unrealized gains and losses on securities:
Net realized investment gains	$2.5	$(0.1)
Provision for income taxes	0.1	0.1
Net of taxes	$2.6	$—

9.	Net Income Per Common Share

The following table presents the calculation of net income per common share on a basic and diluted basis (all balances have been adjusted to reflect the 10% stock dividend):

	For the Three Months Ended March 31,
(in millions, except number of shares and per share amounts)	2015	2014
Net income	$58.8	$40.2
Weighted average common shares outstanding - basic	28,129,692	29,165,911
Effect of dilutive securities:
Equity compensation awards	547,687	497,179
Weighted average common shares outstanding - diluted	28,677,379	29,663,090
Net income per common share:
Basic	$2.09	$1.38
Diluted	$2.05	$1.36

Excluded from the weighted average common shares outstanding calculation at March 31, 2015, and 2014 are 8,959,543 shares and 7,723,529 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date. For the three months ended March 31, 2015, equity compensation awards to purchase 1,760 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expired during the second quarter 2015. For the three months ended March 31, 2014, equity compensation awards to purchase 3,300 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expired or will expire at varying times from 2014 through 2020.

10.	Supplemental Cash Flow Information

Income taxes paid. We paid income taxes of $0.5 million and $15.6 million during the three months ended March 31, 2015 and 2014, respectively.

Income taxes recovered. During the three months ended March 31, 2015, $11.6 million of income taxes was recovered. No income taxes were recovered during the three months ended March 31, 2014.

Interest paid.

	For the Three Months Ended March 31,
(in millions)	2015	2014
Senior unsecured fixed rate notes	$2.3	$2.3
Junior subordinated debentures	1.7	2.0
Other indebtedness	0.8	0.9
Total interest paid	$4.8	$5.2

11.	Share-based Compensation

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

The following table summarizes the assumptions we used for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
Risk-free rate of return	1.47%	1.74%
Expected dividend yields	1.63%	1.49%
Expected award life (years)	4.71	4.85
Expected volatility	22.09%	24.91%

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

A summary of restricted share activity as of March 31, 2015 and changes during the three months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2015	313,716	$35.17
Granted	51,873	$46.57
Vested and issued	(110,982)	$29.88
Expired or forfeited	(3,569)	$36.38
Outstanding at March 31, 2015	251,038	$39.85

The restricted shares vest over two to four years. Expense recognized under this plan for the restricted shares was $1.5 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively. Compensation expense for all share-based compensation awards is included in “Underwriting, acquisition and insurance expense” in the accompanying Consolidated Statements of Income. As of March 31, 2015, there was $8.0 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group.

A summary of stock-settled SARs activity as of March 31, 2015 and changes during the three months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2015	1,313,901	$28.65
Granted	243,306	$37.33
Exercised	(24,622)	$28.11
Expired or forfeited	(9,210)	$30.68
Outstanding at March 31, 2015	1,523,375	$29.26

The stock-settled SARs vest over a one to four year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. Expense recognized for the stock-settled SARs was $0.6 million for the three months ended March 31, 2015 and 2014. As of March 31, 2015, there was $3.9 million of total unrecognized compensation cost related to stock-settled SARs outstanding.

A summary of cash-settled SARs activity as of March 31, 2015 and changes during the three months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2015	2,001,451	$32.76
Granted	866,673	$47.83
Exercised	(31,461)	$29.77
Expired or forfeited	(70,547)	$36.28
Outstanding at March 31, 2015	2,766,116	$37.42

The cash-settled SARs vest over a one to four year period. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We account for the cash-settled SARs as liability awards, which require the awards to be revalued at each reporting period. Expense recognized for the cash-settled SARs was $2.7 million for the three months ended March 31, 2015 and 2014. As of March 31, 2015, there was $14.5 million of total unrecognized compensation cost related to cash-settled SARs outstanding.

12.	Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses were as follows:

	For the Three Months Ended March 31,
(in millions)	2015	2014
Commissions	$58.7	$54.9
General expenses	72.9	68.8
Premium taxes, boards and bureaus	0.6	6.6
	132.2	130.3
Net deferral of policy acquisition costs	(2.6)	(1.6)
Total underwriting, acquisition and insurance expenses	$129.6	$128.7

Included in general expenses for the three months ended March 31, 2015 and 2014 is $4.9 million and $4.3 million, respectively, of expense for our total equity compensation.

13.	Income Taxes

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

Our income tax provision includes the following components:

	For the Three Months Ended March 31,
(in millions)	2015	2014
Current tax (benefit) provision	$(0.2)	$1.4
Deferred tax provision related to:
Future tax deductions	5.5	30.2
Valuation allowance change	(1.7)	(29.1)
Income tax provision	$3.6	$2.5

Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the three months ended March 31, 2015 and 2014, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

	For the Three Months Ended March 31,
(in millions)	2015			2014
	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$25.7		0.0%	$21.9		0.0%
United States	28.5		20.2%	14.8		20.6%
United Kingdom	10.1		-21.9%	7.3		-7.7%
Belgium	(0.2)		-4.8%	—	(1)	18.1%
Brazil	(1.9)		0.0%	—		0.0%
United Arab Emirates	0.1		0.0%	(0.9)		0.0%
Ireland	(0.2)		0.0%	—		0.0%
Malta	0.3		0.0%	(0.4)		0.0%
Switzerland	—	(1)	21.0%	—	(1)	-19.8%
Pre-tax income	$62.4			$42.7

(1)	Pre-tax income for the respective year was less than $0.1 million.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

	For the Three Months Ended March 31,
(in millions)	2015	2014
Income tax provision at expected rate	$11.2	$4.7
Tax effect of:
Tax-exempt interest	(0.9)	(1.2)
Dividends received deduction	(0.6)	(0.6)
Valuation allowance change	(1.7)	(29.1)
Other permanent adjustments, net	0.2	0.1
Adjustment for annualized rate	(0.5)	0.8
United States state tax (benefit) expense	(2.5)	0.1
Capital loss carryforward from prior merger	—	29.8
Other foreign adjustments	(0.3)	—
Prior period adjustments to deferred	2.2	—
Prior year foreign taxes recovered	(1.2)	—
Foreign exchange adjustments	(2.4)	(2.2)
Foreign withholding taxes	0.1	0.1
Income tax provision	$3.6	$2.5
Income tax benefit - Foreign	$(2.2)	$(0.6)
Income tax provision - United States, Federal	9.5	2.8
Income tax (benefit) provision - United States, state	(3.8)	0.2
Foreign withholding tax - United States	0.1	0.1
Income tax provision	$3.6	$2.5

We recognize potential accrued interest and penalties within our global operations in “Interest expense” and “Underwriting, acquisition and insurance expenses,” respectively, in our Consolidated Statements of Income.

Our net deferred tax assets (liabilities) are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, which is generally two years for net operating losses and three years for capital losses for our United States operations. At March 31, 2015, we had a total net deferred tax liability of $30.0 million prior to any valuation allowance. Management has concluded that a valuation allowance is required for a portion of the tax effected net capital loss carryforward of $17.8 million generated from a prior merger and for the tax effected net operating loss carryforward of $1.0 million from ARIS. Of the capital loss carryforwards from a prior merger, $16.3 million will expire if not used by December 31, 2025 and $1.5 million will expire if not used by December 31, 2027. Of the ARIS loss carryforward, $0.2 million will expire if not used by December 31, 2027, $0.4 million will expire if not used by December 31, 2028 and $0.4 million will expire if not used by December 31, 2029. The valuation allowances have been established as Internal Revenue Code Section 382 limits the application of net operating loss and net capital loss carryforwards following an ownership change. The loss carryforwards available per year are $2.8 million as required by Internal Revenue Code Section 382. Further, due to cumulative losses since inception, management has concluded that a valuation allowance is required for the full amount of the tax effected net operating losses generated by our Brazil and Malta entities. Accordingly, a valuation allowance of $23.8 million is required as of March 31, 2015 of which $15.9 million relates to the prior merger and ARIS loss carryforwards, $6.1 million relates to Brazil operations, and $1.8 million relates to Malta operations. For the three months ended March 31, 2015, the valuation allowance was reduced by $0.1 million pertaining to the prior merger and ARIS loss carryforwards, decreased by $1.3 million pertaining to our Brazil operations and decreased by $0.3 million pertaining to our Malta operations.

We had no material unrecognized tax benefits as of March 31, 2015 and 2014. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2011. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2012.

14.	Commitments and Contingencies

Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

We have contractual commitments to invest up to $60.6 million related to our limited partnership investments at March 31, 2015. These commitments will be funded as required by the partnership agreements.

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

Revenue and income (loss) before income taxes for each segment were as follows:

	For the Three Months Ended March 31,
(in millions)	2015	2014
Revenue:
Earned premiums
Excess and Surplus Lines	$123.1	$117.4
Commercial Specialty	72.6	71.7
International Specialty	37.3	37.0
Syndicate 1200	101.9	99.3
Run-off Lines	(0.3)	0.3
Total earned premiums	334.6	325.7
Net investment income
Excess and Surplus Lines	8.5	9.3
Commercial Specialty	4.5	4.7
International Specialty	2.9	1.8
Syndicate 1200	2.2	3.7
Run-off Lines	2.0	2.5
Corporate and Other	0.7	1.3
Total net investment income	20.8	23.3
Net realized investment and other gains	16.0	11.1
Total revenue	$371.4	$360.1

	For the Three Months Ended March 31,
(in millions)	2015	2014
Income (loss) before income taxes
Excess and Surplus Lines	$24.7	$20.1
Commercial Specialty	3.8	1.7
International Specialty	9.1	6.8
Syndicate 1200	11.0	15.8
Run-off Lines	1.2	(5.9)
Total segment income before taxes	49.8	38.5
Corporate and Other	(3.4)	(6.9)
Net realized investment and other gains	16.0	11.1
Total income before income taxes	$62.4	$42.7

The table below presents earned premiums by geographic location for the three months ended March 31, 2015 and 2014. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Three Months Ended March 31,
(in millions)	2015	2014
Bermuda	$23.9	$24.4
Brazil	12.5	12.6
Malta	0.5	0.5
United Kingdom	101.9	98.9
United States	195.8	189.3
Total earned premiums	$334.6	$325.7

The following table represents identifiable assets:

	March 31,	December 31,
(in millions)	2015	2014
Excess and Surplus Lines	$2,352.8	$2,350.7
Commercial Specialty	1,384.0	1,358.5
International Specialty	799.5	776.8
Syndicate 1200	1,232.5	1,258.5
Run-off Lines	557.8	552.8
Corporate and Other	50.5	59.0
Total	$6,377.1	$6,356.3

Included in total assets at March 31, 2015 and December 31, 2014 are $294.2 million and $315.4 million, respectively, in assets associated with trade capital providers.

16.	Information Provided in Connection with Outstanding Debt of Subsidiaries

The following tables present condensed consolidating financial information at March  31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014, for Argo Group (the “Parent Guarantor”) and Argo Group US (the “Subsidiary Issuer”). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.

The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations and cash flows of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2015

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$7.2	$2,851.4	$1,205.8	$—	$4,064.4
Cash	—	54.8	34.3	—	89.1
Accrued investment income	—	17.1	3.8	—	20.9
Premiums receivable	—	160.0	211.7	—	371.7
Reinsurance recoverables	—	1,152.0	(164.7)	—	987.3
Goodwill and other intangible assets, net	—	132.7	98.3	—	231.0
Current income taxes receivable, net	—	—	4.2	—	4.2
Deferred acquisition costs, net	—	60.0	69.7	—	129.7
Ceded unearned premiums	—	112.2	144.4	—	256.6
Other assets	12.7	175.4	59.1	(25.0)	222.2
Due from (to) affiliates	(16.0)	(19.3)	19.3	16.0	—
Intercompany note receivable	—	55.6	(55.6)	—	—
Investments in subsidiaries	1,722.8	—	—	(1,722.8)	—
Total assets	$1,726.7	$4,751.9	$1,630.3	$(1,731.8)	$6,377.1
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,138.8	$896.3	$—	$3,035.1
Unearned premiums	—	458.8	367.6	—	826.4
Funds held and ceded reinsurance payable, net	—	662.8	(402.3)	—	260.5
Long-term debt	49.0	288.7	56.9	(20.6)	374.0
Current income taxes payable, net	—	0.5	(0.5)	—	—
Deferred tax liabilities, net	—	44.7	9.1	—	53.8
Accrued underwriting expenses and other liabilities	14.9	91.7	57.9	—	164.5
Total liabilities	63.9	3,686.0	985.0	(20.6)	4,714.3
Total shareholders' equity	1,662.8	1,065.9	645.3	(1,711.2)	1,662.8
Total liabilities and shareholders' equity	$1,726.7	$4,751.9	$1,630.3	$(1,731.8)	$6,377.1

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2014

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$0.7	$2,841.5	$1,255.7	$—	$4,097.9
Cash	—	49.3	31.7	—	81.0
Accrued investment income	—	17.8	4.3	—	22.1
Premiums receivable	—	154.6	199.0	—	353.6
Reinsurance recoverables	—	1,173.6	(176.4)	—	997.2
Goodwill and other intangible assets, net	—	131.7	99.1	—	230.8
Current income taxes receivable, net	—	10.1	4.8	—	14.9
Deferred acquisition costs, net	—	58.0	66.6	—	124.6
Ceded unearned premiums	—	98.5	109.1	—	207.6
Other assets	9.6	174.1	67.9	(25.0)	226.6
Due from (to) affiliates	2.9	(19.8)	19.8	(2.9)	—
Intercompany note receivable	—	72.0	(72.0)	—	—
Investments in subsidiaries	1,698.0	—	—	(1,698.0)	—
Total assets	$1,711.2	$4,761.4	$1,609.6	$(1,725.9)	$6,356.3
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,136.4	$906.0	$—	$3,042.4
Unearned premiums	—	448.9	368.3	—	817.2
Funds held and ceded reinsurance payable, net	—	675.1	(441.3)	—	233.8
Long-term debt	49.0	288.7	61.4	(20.6)	378.5
Deferred tax liabilities, net	—	41.2	11.8	—	53.0
Accrued underwriting expenses and other liabilities	15.5	104.2	65.0	—	184.7
Total liabilities	64.5	3,694.5	971.2	(20.6)	4,709.6
Total shareholders' equity	1,646.7	1,066.9	638.4	(1,705.3)	1,646.7
Total liabilities and shareholders' equity	$1,711.2	$4,761.4	$1,609.6	$(1,725.9)	$6,356.3

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$135.1	$199.5	$—	$334.6
Net investment (expense) income	(0.2)	14.5	6.5	—	20.8
Net realized investment gains and other	—	15.9	0.1	—	16.0
Total revenue	(0.2)	165.5	206.1	—	371.4
Expenses:
Losses and loss adjustment expenses	—	80.2	103.5	—	183.7
Underwriting, acquisition and insurance expenses	4.7	51.9	73.0	—	129.6
Interest expense	0.5	3.8	0.6	—	4.9
Fee expense (income), net	—	0.8	(0.4)	—	0.4
Foreign currency exchange loss (gain)	—	0.8	(10.4)	—	(9.6)
Total expenses	5.2	137.5	166.3	—	309.0
Income before income taxes	(5.4)	28.0	39.8	—	62.4
Provision for income taxes	—	5.8	(2.2)	—	3.6
Net income before equity in earnings of subsidiaries	(5.4)	22.2	42.0	—	58.8
Equity in undistributed earnings of subsidiaries	64.2	—	—	(64.2)	—
Net income	$58.8	$22.2	$42.0	$(64.2)	$58.8

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$112.0	$213.7	$—	$325.7
Net investment (expense) income	(0.1)	15.0	8.4	—	23.3
Net realized investment and other gains (loss)	—	11.5	(0.4)	—	11.1
Total revenue	(0.1)	138.5	221.7	—	360.1
Expenses:
Losses and loss adjustment expenses	—	72.5	110.0	—	182.5
Underwriting, acquisition and insurance expenses	6.0	46.3	76.4	—	128.7
Interest expense	0.6	3.8	0.7	(0.1)	5.0
Fee expense, net	—	1.3	0.1	—	1.4
Foreign currency exchange (gain) loss	—	(0.1)	(0.1)	—	(0.2)
Total expenses	6.6	123.8	187.1	(0.1)	317.4
Income (loss) before income taxes	(6.7)	14.7	34.6	0.1	42.7
Provision (benefit) for income taxes	—	3.0	(0.5)	—	2.5
Net income (loss) before equity in earnings of subsidiaries	(6.7)	11.7	35.1	0.1	40.2
Equity in undistributed earnings of subsidiaries	46.9	—	—	(46.9)	—
Net income (loss)	$40.2	$11.7	$35.1	$(46.8)	$40.2

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$2.9	$43.6	$(18.9)	$—	$27.6
Cash flows from investing activities:
Proceeds from sales of investments	—	340.1	82.9	—	423.0
Maturities and mandatory calls of fixed maturity investments	—	114.5	27.5	—	142.0
Purchases of investments	—	(471.4)	(85.8)	—	(557.2)
Change in short-term investments and foreign regulatory deposits	1.1	7.0	(3.3)	—	4.8
Settlements of foreign currency exchange forward contracts	0.7	—	(2.9)	—	(2.2)
Issuance of intercompany note, net	—	—	—	—	—
Purchases of fixed assets and other, net	0.1	(11.3)	2.9	—	(8.3)
Cash (used) provided by investing activities	1.9	(21.1)	21.3	—	2.1
Cash flows from financing activities:
Borrowings under intercompany note, net	—	—	—	—	—
Activity under stock incentive plans	0.9	—	—	—	0.9
Repurchase of Company's common shares	—	(17.0)	—	—	(17.0)
Excess tax expense from share-based payment arrangements	—	—	—	—	—
Payment of cash dividend to common shareholders	(5.7)	—	—	—	(5.7)
Cash (used) provided by financing activities	(4.8)	(17.0)	—	—	(21.8)
Effect of exchange rate changes on cash	—	—	0.2	—	0.2
Change in cash	—	5.5	2.6	—	8.1
Cash, beginning of the period	—	49.3	31.7	—	81.0
Cash, end of period	$—	$54.8	$34.3	$—	$89.1

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$(9.4)	$(11.2)	$64.2	$—	$43.6
Cash flows from investing activities:
Proceeds from sales of investments	—	163.3	100.0	—	263.3
Maturities and mandatory calls of fixed maturity investments	—	51.3	27.1	—	78.4
Purchases of investments	—	(178.6)	(128.7)	—	(307.3)
Change in short-term investments and foreign regulatory deposits	(0.9)	(29.8)	(23.2)	—	(53.9)
Settlements of foreign currency exchange forward contracts	0.9	—	(2.3)	—	(1.4)
Issuance of intercompany note, net	—	—	(12.5)	12.5	—
Purchases of fixed assets and other, net	0.1	(5.1)	(19.1)	—	(24.1)
Cash (used) provided by investing activities	0.1	1.1	(58.7)	12.5	(45.0)
Cash flows from financing activities:
Borrowings under intercompany note, net	12.5	—	—	(12.5)	—
Activity under stock incentive plans	0.8	—	—	—	0.8
Repurchase of Company's common shares	—	(3.7)	—	—	(3.7)
Excess tax expense from share-based payment arrangements	—	0.1	—	—	0.1
Payment of cash dividend to common shareholders	(4.0)	—	—	—	(4.0)
Cash (used) provided by financing activities	9.3	(3.6)	—	(12.5)	(6.8)
Effect of exchange rate changes on cash	—	—	0.3	—	0.3
Change in cash	—	(13.7)	5.8	—	(7.9)
Cash, beginning of period	—	132.1	25.3	—	157.4
Cash, end of period	$—	$118.4	$31.1	$—	$149.5

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2015 compared with the three months ended March 31, 2014, and also a discussion of our financial condition as of March 31, 2015. This discussion and analysis should be read in conjunction with the attached unaudited interim Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2015, including the audited Consolidated Financial Statements and notes thereto.

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

Consolidated Results of Operations

For the three months ended March 31, 2015, we reported net income of $58.8 million, or $2.05 per fully diluted share. For the three months ended March 31, 2014, we reported net income of $40.2 million, or $1.36 per fully diluted share.

The following is a comparison of selected data from our operations:

	Three Months Ended March 31,
(in millions)	2015	2014
Gross written premiums	$476.7	$463.1
Earned premiums	$334.6	$325.7
Net investment income	20.8	23.3
Net realized investment and other gains	16.0	11.1
Total revenue	$371.4	$360.1
Income before income taxes	62.4	$42.7
Provision for income taxes	3.6	2.5
Net income	$58.8	$40.2
Loss ratio	54.9%	56.0%
Expense ratio	38.7%	39.5%
Combined ratio	93.6%	95.5%

The increase in consolidated gross written and earned premiums was primarily attributable to growth in our segments, excluding International Specialty, resulting from our introduction of new products and increased renewals. Partially offsetting these increases were declines in gross written premiums in the International Specialty segment due to increased competition in the property reinsurance market.  All of our segments have been impacted by increased competition and pressure on rates.

Consolidated net investment income decreased for the three months ended March 31, 2015 as compared to the same period of 2014 due primarily to the continued reinvestment at market yields below the portfolio’s book yield and an increased focus on total portfolio returns relative to current income.

Consolidated net realized investment and other gains were $16.0 million and $11.1 million for the three months ended March 31, 2015 and 2014, respectively.  Consolidated net realized gains for the three months ended March 31, 2015 primarily consisted of $3.1 million of gains recognized from our equity portfolio coupled with $13.8 million in gains from our other invested assets portfolio, including our investments accounted for under the equity method.  Partially offsetting these net realized gains was $1.1 million for our short term portfolio and $0.5 million from the recognition of other-than-temporary impairments on certain of our investment securities.  Included in consolidated net realized investment and other gains for the three months ended March 31, 2014 were $6.4 million in realized gains for our equity portfolio, coupled with $7.8 million in realized gains from our other investments, including our equity method investments.  Partially offsetting these gains was a $4.0 million realized loss due to the write down of an asset held for sale.

We have purchased foreign currency 90 day future forward contracts to manage currency exposure on losses related to selected catastrophe events.  The term of these contracts gives us the flexibility to adjust the notional amount of the contracts based on payments made and changes in estimates of future losses.  We do not apply hedge accounting to these contracts; as a result, all gains (losses) are recognized in net realized investment gains (losses).  For the three months ended March 31, 2015, we recognized $0.5 million in foreign currency exchange gains related to the loss reserves recorded for the events offset by $0.9 million in realized losses from the currency forward contracts.  For the three months ended March 31, 2014, we recognized $1.2 million in foreign currency exchange losses related to the loss reserves recorded for the events offset by $1.0 million in realized gains from the currency forward contracts.  The foreign currency exchange losses related to these loss reserves and the realized gains (losses) from the currency forward contacts are reported under Corporate.

Consolidated losses and loss adjustment expenses were $183.7 million and $182.5 million for the three months ended March 31, 2015 and 2014, respectively.  Included in losses and loss adjustment expenses for the three months ended March 31, 2015 and 2014 was $3.0 million and $4.2 million, respectively, in catastrophe losses attributable to United States storms.  Included in losses and loss adjustment expenses for the three months ended March 31, 2015 and 2014 was $3.7 million and $8.9 million, respectively, of net favorable loss reserve development on prior accident years.

The following table summarizes the above referenced loss reserve development with respect to prior year loss reserves by line of business for the three months ended March 31, 2015.

(in millions)	2014 Net Reserves	Net Reserve Development (Favorable)/Unfavorable	Percent of 2014 Net Reserves
General liability	$913.0	$(10.0)	-1.1%
Workers compensation	327.9	2.1	0.6%
Syndicate 1200 property	99.2	(2.5)	-2.5%
Syndicate 1200 liability	202.4	1.6	0.8%
Commercial multi-peril	164.6	7.8	4.7%
Commercial auto liability	158.3	(1.5)	-0.9%
Reinsurance - nonproportional assumed property	79.7	(3.8)	-4.8%
Syndicate 1200 specialty	18.7	(0.3)	-1.6%
All other lines	173.3	2.9	1.7%
Total	$2,137.1	$(3.7)	-0.2%

In determining appropriate reserve levels for the three months ended March 31, 2015, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates.  No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for losses and loss adjustment expenses and record our best estimate.  Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data.  While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent years, this does not imply that more recent accident years’ reserves will also develop favorably; pricing, reinsurance costs, legal environment, general economic conditions including changes in inflation and many other factors impact management’s ultimate loss estimates.

When determining reserve levels, we recognize that there are several factors that present challenges and uncertainties to the estimation of net loss reserves.  Examples of these uncertainties include changes to the reinsurance structure and potential increases in inflation.  Our net retained losses vary by product and they have generally increased over time.  To properly recognize these uncertainties, actuarial reviews have given significant consideration to the paid and incurred Bornhuetter-Ferguson (“BF”) methodologies.  Compared with other actuarial methodologies, the paid and incurred BF methods assign smaller weight to actual reported loss experience, with the greatest weight assigned to an expected or planned loss ratio.  The expected or planned loss ratio has typically been determined using various assumptions pertaining to prospective loss frequency and loss severity.  In setting reserves at March 31, 2015, we continued to consider the paid and incurred BF methods for recent years.

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

Consolidated gross reserves for losses and loss adjustment expenses were $3,035.1 million (including $79.4 million of reserves attributable to Syndicate 1200 segment's trade capital providers) and $3,042.4 million (including $66.6 million of reserves attributable to the Syndicate 1200 segment's trade capital providers) as of March 31, 2015 and 2014, respectively.  Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances.  Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Consolidated underwriting, insurance and acquisition expenses were $129.6 million and $128.7 million for the three months ended March 31, 2015 and 2014, respectively.  The decline in the consolidated expense ratio for 2015 as compared to 2014 was primarily attributable to an increase in earned premium and a reduction in premium taxes and other assessments, partially offset by fixed asset charges, compensation and consulting fees.

Consolidated interest expense of $4.9 million for the three months ended March 31, 2014 was generally consistent with the $5.0 million recognized for the three months ended March 31, 2014.

Consolidated foreign currency exchange gain was $9.6 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively.  The increase in the foreign currency exchange gains was due to the strengthening of the U.S. Dollar, on a weighted average basis, against the currencies in which we transact our business.

The consolidated provision for income taxes was $3.6 million and $2.5 million for the three months ended March 31, 2015 and 2014, respectively.  The income tax provision represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which we operate.  Therefore, the provision for income taxes represents taxes on net income for our United States, Ireland, Belgium, Brazil, Switzerland and United Kingdom operations.  The income tax provision for the three months ended March 31, 2015 and 2014 was primarily attributable to our United States operations.

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

Excess and Surplus Lines

The following table summarizes the results of operations for the Excess and Surplus Lines segment:

	Three Months Ended March 31,
(in millions)	2015	2014
Gross written premiums	$162.6	$140.0
Earned premiums	123.1	$117.4
Losses and loss adjustment expenses	65.4	64.9
Underwriting, acquisition and insurance expenses	40.0	40.1
Underwriting income	17.7	12.4
Net investment income	8.5	9.3
Interest expense	(1.5)	(1.6)
Income before income taxes	$24.7	$20.1
Loss ratio	53.1%	55.3%
Expense ratio	32.5%	34.1%
Combined ratio	85.6%	89.4%

The increase in gross written and earned premiums for the three months ended March 31, 2015 as compared to the same period in 2014 was primarily attributable to increased underwriting activity in virtually all lines.  Gross written premiums for certain casualty lines increased by $13.7 million, coupled with a $9.6 million increase in the management liability and error and omissions lines. Partially offsetting these increases were reduced writings in the transportation unit, as we continued to exit unprofitable accounts.

Included in losses and loss adjustment expense for the three months ended March 31, 2015 was $0.5 million in catastrophe losses from winter storm activity in the United States. Offsetting these catastrophe losses was $8.2 million of net favorable loss reserve development on prior accident years primarily within the general and products liability lines of business, partially offset by unfavorable development in property lines.

Included in losses and loss adjustment expense for the three months ended March 31, 2014 was $1.8 million in catastrophe losses Offsetting these catastrophe losses was $8.0 million of net favorable loss reserve development on prior accident years primarily within the general and products liability lines of business, partially offset by unfavorable development in commercial automobile and property lines.

The decline in the expense ratios for the three months ended March 31, 2015 as compared to the same period in 2014 was primarily attributable to increased ceding commissions, coupled with the increase in earned premiums as fixed overhead costs remained constant.

Commercial Specialty

The following table summarizes the results of operations for the Commercial Specialty segment:

	Three Months Ended March 31,
(in millions)	2015	2014
Gross written premiums	$107.0	$105.9
Earned premiums	$72.6	$71.7
Losses and loss adjustment expenses	48.9	47.7
Underwriting, acquisition and insurance expenses	22.8	25.1
Underwriting income (loss)	0.9	(1.1)
Net investment income	4.5	4.7
Interest expense	(0.8)	(0.8)
Fee expense, net	(0.8)	(1.1)
Income before income taxes	$3.8	$1.7
Loss ratio	67.3%	66.6%
Expense ratio	31.4%	34.9%
Combined ratio	98.7%	101.5%

The slight increase in gross written and earned premiums was primarily attributable to increased premium writings in all programs with the exceptions of our grocery and retail programs.  Gross written premiums were negatively impacted by decreasing rates and increasing competition, coupled with adverse economic conditions in the energy and mining sectors.

Included in losses and loss adjustment expense for the three months ended March 31, 2015 was $0.5 million in catastrophe losses for winter storm activity in the United States.  Included in losses and loss adjustment expenses for the three months ended March 31, 2015 was $7.2 million of net unfavorable loss reserve development on prior accident years, primarily attributable to unfavorable development in general liability, workers compensation and short-tail lines.

Included in losses and loss adjustment expense for the three months ended March 31, 2014 was $1.4 million in catastrophe losses for winter storm activity in the United States.  Included in losses and loss adjustment expenses for the three months ended March 31, 2014 was $1.2 million current accident year large property losses and $2.0 million net unfavorable loss reserve development on prior accident years, primarily attributable to unfavorable development in general liability and automobile liability lines, offset in part by favorable development in workers compensation and short-tail lines.

The decline in the expense ratio was primarily attributable to a $3.2 million decline in acquisition expense due to a decline in the accrual for premiums taxes and other assessments due to a change in accrual methodology.

The decrease in net fee expense for the three months ended March 31, 2015 as compared to 2014 was primarily attributable to the maturity of the fee based business.  In 2014, we began to shift select functions from risk bearing activities to non risk-bearing activities, as we began to develop our fee-based business.  As a result, the expenses associated with the fee-based operations exceeded the income received for these activities, resulting in increased net fee expense for the three months ended March 31, 2014.

International Specialty

The following table summarizes the results of operations for the International Specialty segment:

	Three Months Ended March 31,
(in millions)	2015	2014
Gross written premiums	$69.8	$83.2
Earned premiums	$37.3	$37.0
Losses and loss adjustment expenses	16.8	18.8
Underwriting, acquisition and insurance expenses	13.5	12.4
Underwriting income	7.0	5.8
Net investment income	2.9	1.8
Interest expense	(0.8)	(0.8)
Income before income taxes	$9.1	$6.8
Loss ratio	45.1%	50.8%
Expense ratio	36.4%	33.3%
Combined ratio	81.5%	84.1%

Gross written premiums declined for the three months ended March 31, 2015 as compared to the same period in 2014 due to a $9.2 million decline in the short tail property reinsurance lines, resulting from increased competition on prices, terms and conditions.  The property reinsurance market continues to be highly competitive.  Additionally, gross written premiums declined $4.5 million, primarily due to the depreciation of the Brazilian Real against the U.S. Dollar.  The increase in earned premiums for the three months ended March 31, 2015 as compared to the same period in 2014 was primarily due to a reduction in our ceding percentages, coupled with a change in business mix.

Included in losses and loss adjustment expenses for each of the three months ended March 31, 2015 and 2014 was $1.0 million in catastrophe losses for winter storm activity. Included in losses and loss adjustment expenses for the three months ended March 31, 2015 was $2.5 million in net favorable prior accident year loss reserve development primarily driven by favorable development in our short tail property reinsurance, professional liability and casualty lines, partially offset by unfavorable development in our Brazil unit.  In comparison for the three months ended March 31, 2014, the losses and loss adjustment expenses included $0.4 million of net unfavorable development on prior accident year loss reserves primarily for our Brazil operations.

The increase in the expense ratio for the three months ended March 31, 2015 as compared to 2014 was primarily attributable to increased acquisition expenses at our Brazil operations with earned premiums remaining constant.

Syndicate 1200

The following table summarizes the results of operations for the Syndicate 1200 segment:

	Three Months Ended March 31,
(in millions)	2015	2014
Gross written premiums	$137.6	$133.6
Earned premiums	$101.9	$99.3
Losses and loss adjustment expenses	52.5	45.5
Underwriting, acquisition and insurance expenses	40.3	40.6
Underwriting income	9.1	13.2
Net investment income	2.2	3.7
Interest expense	(0.7)	(0.8)
Fee income (expense), net	0.4	(0.3)
Income before income taxes	$11.0	$15.8
Loss ratio	51.5%	45.8%
Expense ratio	39.5%	40.9%
Combined ratio	91.0%	86.7%

The increase in gross written and earned premiums was primarily attributable to increases in liability and marine divisions, as we continued to establish new products and expand profitable lines.  Additionally, operations in China and Singapore contributed $3.9 million in gross written premiums for the three months ended March 31, 2015, as these offices began writing premiums in the latter part of 2014.  Partially offsetting these increases were reductions in the liability and specialty divisions as we continued our planned reductions in these divisions.  The Syndicate 1200 segment has been adversely impacted by increased competition in the latter half of 2014 which continued into the first quarter of 2015.

Losses and loss adjustment expenses are reported net of losses ceded to the trade capital providers.  The Syndicate 1200 segment reported $1.0 million in catastrophe losses for the three months ended March 31, 2015 compared to no catastrophe losses for the same period ended 2014.  Partially offsetting these current accident year losses was net favorable prior year loss development of $0.3 million driven by favorable development in the property lines, partially offset by unfavorable development in the general liability lines.  Included in losses and loss adjustment expenses for the three months ended March 31, 2014 was net favorable prior year loss development of $8.8 million driven by several lines including professional indemnity and other liability lines, property, aviation and space, and marine specialty.

The decline in the expense ratio for the three months ended March 31, 2015 as compared to the same period in 2014 was primarily attributable to a decline in fixed expenses coupled with an increase in earned premiums,

Fee (expense) income, net represents fees and profit commission derived from the management of third party capital for our underwriting syndicate at Lloyd’s.  The increase in net fee income for the three months ended March 31, 2015 was primarily attributable to increased profit commission due to the reduction in Argo Group’s participation in the underwritng results of the syndicate for the 2015 year of account.  The increased fee expense, net for the three months ended March 31, 2014 was primarily due to timing differences in expenses incurred as compared to the revenues earned.

Run-off Lines

The following table summarizes the results of operations for the Run-off Lines segment:

	Three Months Ended March 31,
(in millions)	2015	2014
Earned premiums	$(0.3)	$0.3
Losses and loss adjustment expenses	0.1	5.6
Underwriting, acquisition and insurance expenses	—	2.7
Underwriting loss	(0.4)	(8.0)
Net investment income	2.0	2.5
Interest expense	(0.4)	(0.4)
Income (loss) before income taxes	$1.2	$(5.9)

Earned premiums for the three months ended March 31, 2015 and 2014 were primarily attributable to adjustments resulting from final audits, reinstatement premiums and other adjustments on policies previously underwritten.

Losses and loss adjustment expenses for the three months ended March 31, 2015 was the result of net unfavorable prior accident years loss reserve development in our run-off workers compensation and asbestos liability lines partially offset by net favorable reserve development in our run-off reinsurance lines.  Losses and loss adjustment expenses for the three months ended March 31, 2014 included $4.5 million of unfavorable development in our run-off risk management lines.  The unfavorable development was the result of higher incurred medical expenses for our workers compensation policies primarily for accident years 1981 and prior and unfavorable development in asbestos liability resulting from commutations and settlements on assumed business.

The following table represents a reconciliation of total gross and net reserves for the Run-off Lines. Amounts in the net column are reduced by reinsurance recoverable.

	Three Months Ended March 31,
	2015		2014
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of period	$53.9	$50.4	$57.5	$53.3
Incurred losses	1.0	1.0	1.0	1.0
Losses paid	(1.5)	(1.4)	(3.7)	(3.3)
Loss reserves - asbestos and environmental, end of period	53.4	50.0	54.8	51.0
Risk management reserves	254.0	166.5	266.7	176.2
Run-off reinsurance reserves	4.0	4.0	5.4	5.4
Other run-off lines	3.4	3.1	4.3	4.1
Total loss reserves - Run-off Lines	$314.8	$223.6	$331.2	$236.7

Underwriting, acquisition and insurance expenses for the Run-off Lines segment consists primarily of administrative expenses.  The decline in underwriting expense for the three months ended March 31, 2015 as compared to the same period of 2014 was due to a $2.2 million decline in the accrual for premiums taxes and other assessments due to a change in accrual methodology.

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

Cash provided (used) by operating activities can fluctuate due to timing difference in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the three months ended March 31, 2015, and 2014, net cash provided by operating activities was $27.6 million and $43.6 million, respectively. The decrease in cash flows from operating activities from 2015 and 2014 was primarily the result of the first quarter 2014 partial settlement of a whole account share contract covering the Syndicate 1200 segment loss reserves for the 2009 and prior year of the account. Partially offsetting the decrease in cash for the comparative period was an increase in cash related to the income tax refund received in the first quarter of 2015 and the timing of reinsurance payments primarily concentrated in the Syndicate 1200 segment.

For the three months ended March 31, 2015, net cash provided by investing activities was $2.1 million compared to net cash used by investing activities of $45.0 million for the three months ended March 31, 2014. The increase in cash flows from investing activities from 2015 to 2014 was mainly the result of sales and maturities of fixed maturity investments, partially offset by the outflow of cash associated with the purchases of new investments. As of March 31, 2015, $271.5 million of the investment portfolio was invested in short-term investments. Included in purchases of fixed assets for the three months ended March 31, 2015 was $11.2 million associated with the acquisition of real estate holdings, which were purchased on our behalf by a third-party intermediary using funds held in escrow from the fourth quarter 2014 sale of the Torrance, California real estate holdings, as previously disclosed in our December 31, 2014 Form 10-K.

For the three months ended March 31, 2015 and 2014, net cash used by financing activities was $21.8 million and $6.8 million, respectively. During the three months ended March 31, 2015 and 2014, we repurchased approximately 0.4 million and 0.2 million shares of our common stock for a total cost of $18.1 million and $7.5 million, respectively. We paid dividends to our shareholders totaling $5.7 million and $4.0 million during the three months ended March 31, 2015 and 2014, respectively.

On March 7, 2014, each of Argo Group, Argo Group US, Inc., Argo International Holdings Limited, and Argo Underwriting Agency Limited (the “Borrowers”) entered into a $175.0 million credit agreement (“Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement provides for a $175.0 million revolving credit facility with a maturity date of March 7, 2018 unless extended in accordance with the terms of the Credit Agreement. Borrowings under the Credit Agreement may be used for general corporate purposes, including working capital and permitted acquisitions, and each of the Borrowers has agreed to be jointly and severally liable for the obligations of the other Borrowers under the Credit Agreement.

The Credit Agreement contains customary events of default. If an event of default occurs and is continuing, the Borrowers could be required to repay all amounts outstanding under the Credit Agreement. Lenders holding at least a majority of the loans and commitments under the Credit Agreement may elect to accelerate the maturity of the loans and/or terminate the commitments under the Credit Agreement upon the occurrence and during the continuation of an event of default. No defaults or events of defaults have occurred as of the date of this filing.

Included in the Credit Agreement is a provision that allows up to $17.5 million of the revolving credit facility to be used for letters of credit (“LOCs”), subject to availability. As of March 31, 2015, there were no borrowings outstanding and $0.2 million in LOCs against the Credit Facility.

On February 17, 2015, our Board of Directors declared a 10% stock dividend, payable on March 16, 2015, to shareholders of record at the close of business on March 2, 2015. Shareholders received cash in lieu of fractional shares. On February 17, 2015, our Board of Directors declared a quarterly cash dividend in the amount of $0.20 on each share of common stock outstanding, on a post-stock dividend basis. On March 19, 2015, we paid $5.7 million to our shareholders of record on March 2, 2015. On May 5, 2015, our Board of Directors declared a quarterly cash dividend in the amount of $0.20 on each share of common stock outstanding. The dividend will be paid on June 15, 2015 to shareholders of record at the close of business on June 1, 2015.

On November 5, 2013, our Board authorized the repurchase of up to $150.0 million of our common shares (“2013 Repurchase Authorization”). The 2013 Repurchase Authorization supersedes all the previous repurchase authorizations. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of March 31, 2015, availability under the 2013 Repurchase Authorization for future repurchases of our common shares was $74.7 million.

Refer to Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2014 that Argo Group filed with the SEC on February 27, 2015 for further discussion on Argo Group’s liquidity.

Recent Accounting Standards and Critical Accounting Estimates

New Accounting Standards

The discussion of the adoption and pending adoption of recently issued accounting policies is included in Note 2, “Recently Issued Accounting Standards,” in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 - “Consolidated Financial Statements (unaudited).”

Critical Accounting Estimates

Refer to “Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 that we filed with the SEC on February 27, 2015 for information on accounting policies that we consider critical in preparing our consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.

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

As shown on the accompanying table, our fixed maturities portfolio is diversified among different types of investments. The securities are principally rated by one or more Nationally Recognized Statistical Rating Organizations (i.e., Standard & Poor’s, Moody’s Investors Services, Inc., and Fitch Ratings, Ltd). If a security has two ratings, the lower rating is used, and if a security has three ratings, the middle rating is used in the preparation of this table. At March 31, 2015, our fixed maturities portfolio had a weighted average rating of A+, with 69.2% ($1.9 billion fair value) rated A or better and 31.1% ($866.8 million fair value) rated AAA. Our portfolio included 11.0% ($307.5 million fair value) of less than investment grade (BB+ or lower) fixed maturities at March 31, 2015.

	Fair Value
(in millions)	AAA	AA	A	Other	Total
USD denominated:
U.S. Governments	$182.2	$—	$—	$0.6	$182.8
Non-U.S. Governments	30.3	13.4	6.0	31.8	81.5
Obligations of states and political subdivisions	114.4	273.2	70.0	22.4	480.0
Credit-Financial	6.0	49.8	277.9	151.0	484.7
Credit-Industrial	2.4	12.0	76.5	379.0	469.9
Credit-Utility	—	11.1	27.6	108.5	147.2
Structured securities:
CMO/MBS-agency	168.7	—	—	—	168.7
CMO/MBS-non agency	—	7.9	0.9	4.6	13.4
CMBS	109.8	38.1	8.8	29.3	186.0
ABS	138.6	6.7	31.0	47.1	223.4
Foreign denominated:
Governments	83.1	32.5	3.2	22.8	141.6
Credit	31.3	39.9	75.7	62.5	209.4
Total fixed maturities	$866.8	$484.6	$577.6	$859.6	$2,788.6

We also hold a diversified investment portfolio of common stocks in various industries and market segments, ranging from small market capitalization stocks to large capitalization companies. Marketable equity securities are carried on our Consolidated Balance Sheets at fair value, and are subject to the risk of potential loss in fair value resulting from adverse changes in prices. At March 31, 2015, the fair value of our equity securities portfolio was $483.4 million.

Foreign Currency Risk

We have exposure to foreign currency risk in both our insurance contracts and invested assets, and to a lesser extent in a portion of our debt. Some of our insurance contracts provide that ultimate losses may be payable in various foreign currencies. Foreign currency exchange rate risk exists where we do not have cash or securities denominated in the currency for which we will ultimately pay the claims. Thus, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance polices that are payable in foreign currencies with cash and investments that are denominated in such currencies. In certain instances, we use foreign exchange forward to mitigate this risk. Due to the extended time frame for settling the claims plus the fluctuation in currency exchange rates, the potential exists for us to realize gains and/or losses related to foreign exchange rates. In addition, we may experience foreign currency gains or losses related to exchange rate fluctuations in operating expenses as certain operating costs are payable in currencies other than the U.S. Dollar. For the three months ended March 31, 2015, we recorded realized gains of $9.6 million from movements in foreign currency rates on our insurance operations. In addition, we recorded realized losses of $5.3 million from movements on foreign currency rates in our investment portfolio and realized gains of $10.8 million from our currency forward contracts for the three months ended March 31, 2015. We had unrealized losses at March 31, 2015 of $45.8 million in movements on foreign currency rates in our investment portfolio, which are recorded in “Other comprehensive income, net of taxes” in our Consolidated Balance Sheets. These losses are principally related to the strengthening of the U.S. Dollar versus other foreign currencies.

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

There were no changes in the internal control over financial reporting made during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis.  From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Our subsidiaries are parties to legal actions incidental to their business.  Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

Item 1A.  Risk Factors

See “Risk Factors” in the Argo Group Annual Report on Form 10-K for the year ended December 31, 2014 for a detailed discussion of the additional risk factors affecting us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

On November 5, 2013, our Board authorized the repurchase of up to $150.0 million of our common shares (“2013 Repurchase Authorization”). The 2013 Repurchase Authorization supersedes all the previous Repurchase Authorizations.

From January 1, 2015 through March 31, 2015, we have repurchased a total 353,054 shares of our common shares for a total cost of $18.1 million.  Since the inception of the repurchase authorizations through March 31, 2015, we have repurchased 8,959,543 shares of our common stock at an average price of $35.66 for a total cost of $319.5 million.  These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981.  As of March 31, 2015, availability under the 2013 Repurchase Authorization for future repurchases of our common shares was $74.7 million.

The following table provides information with respect to shares of our common stock that were repurchased or surrendered during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publically Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
January 1 through January 31, 2015	68,337	$53.44	68,337	$89,149,318
February 1 through February 28, 2015	113,795	$53.44	113,795	$83,067,707
March 1 through March 31, 2015	170,922	$49.16	170,922	$74,664,587
Total	353,054	$51.37	353,054

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under our various employees equity compensation plans.  For the three months ended March 31, 2015, we did not received any shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Submission of Matters to a Vote of Security Holders

The Company held its 2015 Annual General Meeting on May 5, 2015. At the 2015 Annual General Meeting, the Company’s shareholders (1) elected the Company’s three Class II director nominees to the Company’s board of directors, (2) voted for the Company’s executive compensation on a non-binding, advisory basis, and (3) approved Ernst & Young LLP’s appointment as the Company’s independent auditors for the fiscal year ending December 31, 2015.

The results of each vote, including the number of abstentions and broker non-votes, are set forth below for each matter brought to a shareholder vote at the 2015 Annual General Meeting.

				Broker
Director	For	Against	Abstentions	Non-Votes
Hector De Leon	21,515,323	270,793	12,978	1,976,470
Mural R. Josephson	21,520,909	264,773	13,412	1,976,470
Gary V. Woods	21,520,836	266,138	12,120	1,976,470

				Broker
	For	Against	Abstentions	Non-Votes
Advisory Approval of Executive Compensation	21,544,563	216,415	38,116	1,976,470

				Broker
	For	Against	Abstentions	Non-Votes
Appointment of Independent Auditors	23,597,828	165,826	11,910	—

Item 6.  Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index of this Form 10-Q, which immediately precedes such exhibits, and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1

Executive Employment Agreement, effective as of February 17, 2015, between Argo Group International Holdings, Ltd. and Jay S. Bullock (incorporated by reference to Exhibit 10.1 to the Current Report of Argo Group International Holdings, Ltd. on Form 8-K filed on February 23, 2015)

10.2	Form of Performance Award Agreement
12.1	Statements of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Executive Officer
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Financial Officer
32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

May 8, 2015	By	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

May 8, 2015	By	/s/ Jay S. Bullock
Jay S. Bullock
Executive Vice President and Chief Financial Officer