Form 10-Q
period 2015-06-30
Argo Group International Holdings, Ltd.
filed 2015-08-07
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding (net of treasury shares) of each of the issuer’s classes of common shares as of August 3, 2015.

Title	Outstanding
Common Shares, par value $1.00 per share	27,925,756

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	June 30,	December 31,
	2015	2014 *
	(Unaudited)
Assets
Investments:
Fixed maturities, at fair value:
Available-for-sale (cost: 2015 - $2,759.5; 2014 - $2,817.2)	$2,764.0	$2,840.7
Equity securities, at fair value (cost: 2015 - $332.4; 2014 - $307.3)	486.6	486.3
Other investments (cost: 2015 - $501.1; 2014 - $488.9)	508.9	495.1
Short-term investments, at fair value (cost: 2015 - $322.7; 2014 - $275.8)	322.7	275.8
Total investments	4,082.2	4,097.9
Cash	106.5	81.0
Accrued investment income	20.6	22.1
Premiums receivable	448.9	353.6
Reinsurance recoverables	1,019.2	997.2
Goodwill	152.2	152.2
Intangible assets, net of accumulated amortization	76.5	78.6
Current income taxes receivable, net	6.0	14.9
Deferred acquisition costs, net	139.3	124.6
Ceded unearned premiums	261.9	207.6
Other assets	230.7	226.6
Total assets	$6,544.0	$6,356.3
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$3,078.2	$3,042.4
Unearned premiums	896.4	817.2
Accrued underwriting expenses	118.9	143.1
Ceded reinsurance payable, net	261.5	178.8
Funds held	58.8	55.0
Senior unsecured fixed rate notes	143.8	143.8
Other indebtedness	56.7	62.0
Junior subordinated debentures	172.7	172.7
Deferred tax liabilities, net	41.2	53.0
Other liabilities	46.9	41.6
Total liabilities	4,875.1	4,709.6
Commitments and contingencies (Note 14)
Shareholders' equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 37,021,341 and 34,318,224 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	37.0	34.3
Additional paid-in capital	960.6	836.3
Treasury shares (9,095,585 and 8,606,489 shares at June 30, 2015 and December 31, 2014, respectively)	(326.3)	(301.4)
Retained earnings	920.5	969.4
Accumulated other comprehensive income, net of taxes	77.1	108.1
Total shareholders' equity	1,668.9	1,646.7
Total liabilities and shareholders' equity	$6,544.0	$6,356.3

* Derived from audited consolidated financial statements.

See accompany notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares and per share amount)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Premiums and other revenue:
Earned premiums	$346.0	$336.1	$680.6	$661.8
Net investment income	21.8	20.6	42.6	43.9
Net realized investment and other gains	5.3	18.5	21.3	29.6
Total revenue	373.1	375.2	744.5	735.3
Expenses:
Losses and loss adjustment expenses	190.6	185.1	374.3	367.6
Underwriting, acquisition and insurance expenses	139.5	136.8	269.1	265.5
Interest expense	4.6	5.1	9.5	10.1
Fee expense, net	0.7	0.1	1.1	1.5
Foreign currency exchange loss (gain)	3.0	3.4	(6.6)	3.2
Total expenses	338.4	330.5	647.4	647.9
Income before income taxes	34.7	44.7	97.1	87.4
Provision for income taxes	6.8	6.1	10.4	8.6
Net income	$27.9	$38.6	$86.7	$78.8
Net income per common share:
Basic	$1.00	$1.34	$3.09	$2.72
Diluted	$0.98	$1.32	$3.03	$2.67
Dividend declared per common share	$0.20	$0.16	$0.40	$0.30
Weighted average common shares:
Basic	27,948,978	28,761,138	28,038,836	28,962,406
Diluted	28,470,741	29,274,571	28,573,562	29,467,713

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net realized investment and other gains before other-than- temporary impairment losses	$6.7	$19.9	$23.2	$31.0
Other-than-temporary impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturities	(0.5)	(1.2)	(0.9)	(1.2)
Other-than-temporary impairment losses on equity securities	(0.9)	(0.2)	(1.0)	(0.2)
Impairment losses recognized in earnings	(1.4)	(1.4)	(1.9)	(1.4)
Net realized investment and other gains	$5.3	$18.5	$21.3	$29.6

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$27.9	$38.6	$86.7	$78.8
Other comprehensive income (loss):
Foreign currency translation adjustments	0.5	0.6	(2.6)	0.4
Unrealized gains on securities:
(Losses) gains arising during the year	(10.3)	49.8	(34.6)	54.9
Reclassification adjustment for gains included in net income	(9.5)	(16.1)	(7.0)	(16.2)
Other comprehensive (loss) income before tax	(19.3)	34.3	(44.2)	39.1
Income tax (benefit) provision related to other comprehensive (loss) income:
Unrealized gains (losses) on securities:
(Losses) gains arising during the year	(7.5)	11.8	(10.3)	15.6
Reclassification adjustment for gains included in net income	(2.8)	(3.0)	(2.9)	(3.1)
Income tax (benefit) provision related to other comprehensive (loss) income	(10.3)	8.8	(13.2)	12.5
Other comprehensive (loss) income, net of tax	(9.0)	25.5	(31.0)	26.6
Comprehensive income	$18.9	$64.1	$55.7	$105.4

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$86.7	$78.8
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	19.6	18.0
Share-based payments expense	12.9	11.2
Excess tax benefit from share-based payment arrangements	(0.1)	—
Deferred income tax provision, net	1.6	4.3
Net realized investment and other gains	(21.3)	(29.6)
Loss on disposals of fixed assets, net	0.2	—
Change in:
Accrued investment income	1.5	1.5
Receivables	(120.4)	169.0
Deferred acquisition costs	(15.0)	(8.6)
Ceded unearned premiums	(56.0)	(47.3)
Reserves for losses and loss adjustment expenses	41.1	(145.4)
Unearned premiums	82.7	58.6
Ceded reinsurance payable and funds held	87.4	(141.9)
Income taxes	8.7	(13.2)
Accrued underwriting expenses	(31.7)	(3.1)
Other, net	(3.3)	24.2
Cash provided (used) by operating activities	94.6	(23.5)
Cash flows from investing activities:
Sales of fixed maturity investments	564.1	558.0
Maturities and mandatory calls of fixed maturity investments	382.6	156.8
Sales of equity securities	33.6	56.7
Sales of other investments	46.2	17.6
Purchases of fixed maturity investments	(907.6)	(718.9)
Purchases of equity securities	(48.0)	(12.9)
Purchases of other investments	(61.7)	(34.4)
Change in foreign regulatory deposits and voluntary pools	6.8	21.6
Change in short-term investments	(47.5)	28.9
Settlements of foreign currency exchange forward contracts	(4.6)	0.1
Purchases of fixed assets	(14.4)	(18.9)
Other, net	18.6	(15.1)
Cash (used) provided by investing activities	(31.9)	39.5
Cash flows from financing activities:
Activity under stock incentive plans	(1.4)	2.3
Repurchase of Company's common shares	(24.9)	(31.2)
Excess tax expense from share-based payment arrangements	0.1	—
Payment of cash dividends to common shareholders	(11.2)	(8.7)
Cash used by financing activities	(37.4)	(37.6)
Effect of exchange rate changes on cash	0.2	0.4
Change in cash	25.5	(21.2)
Cash, beginning of period	81.0	157.4
Cash, end of period	$106.5	$136.2

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

The interim financial information as of, and for the three and six months ended, June 30, 2015 and 2014 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain amounts in prior years’ financial statements have been reclassified to conform to the current presentation.

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

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether entities should be consolidated if they are deemed variable interest entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

In May 2015, the FASB issued ASU 2015-09, “Insurance (Topic 944), Disclosures about Short-Duration Contracts.” ASU 2015-09 requires additional disclosures about short-duration contracts for products in effect for typically a year or less. The disclosures will focus on the liability for unpaid claims and claim adjustment expenses. ASU 2015-09 is effective for annual periods beginning after

December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. We are currently in the process of evaluating the impact of the adoption of ASU 2015-09 on our consolidated financial statements.

3.	Investments

Composition of Invested Assets

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments were as follows:

June 30, 2015
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
USD denominated:
U.S. Governments	$183.9	$1.2	$0.1	$185.0
Non-U.S. Governments	84.7	0.4	0.7	84.4
Obligations of states and political subdivisions	477.1	17.3	1.6	492.8
Credit-Financial	461.7	9.7	1.8	469.6
Credit-Industrial	430.4	7.5	2.4	435.5
Credit-Utility	143.8	2.9	2.4	144.3
Structured securities:
CMO/MBS-agency (1)	143.0	6.4	0.4	149.0
CMO/MBS-non agency	12.1	0.8	—	12.9
CMBS (2)	161.9	1.1	0.7	162.3
ABS (3)	245.4	1.2	0.7	245.9
Foreign denominated:
Governments	175.9	1.9	13.7	164.1
Credit	239.6	3.5	24.9	218.2
Total fixed maturities	2,759.5	53.9	49.4	2,764.0
Equity securities	332.4	164.5	10.3	486.6
Other investments	501.1	10.3	2.5	508.9
Short-term investments	322.7	—	—	322.7
Total investments	$3,915.7	$228.7	$62.2	$4,082.2

(1)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(2)	Commercial mortgage-backed securities (“CMBS”).
(3)	Asset-backed securities (“ABS”).

December 31, 2014
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
USD denominated:
U.S. Governments	$184.0	$1.3	$0.3	$185.0
Non-U.S. Governments	79.9	0.6	0.6	79.9
Obligations of states and political subdivisions	468.1	22.9	0.3	490.7
Credit-Financial	508.1	12.3	2.3	518.1
Credit-Industrial	493.7	9.4	3.5	499.6
Credit-Utility	142.7	3.2	3.9	142.0
Structured securities:
CMO/MBS-agency (1)	168.0	8.0	0.7	175.3
CMO/MBS-non agency	13.2	0.8	—	14.0
CMBS (2)	178.6	1.6	0.2	180.0
ABS (3)	221.4	0.6	1.0	221.0
Foreign denominated:
Governments	148.4	1.2	9.4	140.2
Credit	211.1	2.7	18.9	194.9
Total fixed maturities	2,817.2	64.6	41.1	2,840.7
Equity securities	307.3	184.1	5.1	486.3
Other investments	488.9	7.5	1.3	495.1
Short-term investments	275.8	—	—	275.8
Total investments	$3,889.2	$256.2	$47.5	$4,097.9

(1)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(2)	Commercial mortgage-backed securities (“CMBS”).
(3)	Asset-backed securities (“ABS”).

Included in “Total investments” in our Consolidated Balance Sheets at June 30, 2015 and December 31, 2014 is $78.3 million and $75.2 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party participants that provide underwriting capital to our Syndicate 1200 segment.

Contractual Maturity

The amortized cost and fair values of fixed maturity investments as of June 30, 2015, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$252.7	$245.9
Due after one year through five years	1,207.9	1,208.7
Due after five years through ten years	555.0	557.2
Thereafter	181.5	182.1
Structured securities	562.4	570.1
Total	$2,759.5	$2,764.0

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Other Invested Assets

Details regarding the carrying value and unfunded investment commitments of the other invested assets portfolio as of June 30, 2015 and December 31, 2014 were as follows:

June 30, 2015
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$145.6	$—
Private equity	141.8	74.5
Long only funds	202.7	—
Other investments	18.8	—
Total other invested assets	$508.9	$74.5

December 31, 2014
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$153.2	$—
Private equity	123.6	72.9
Long only funds	200.7	—
Other investments	17.6	—
Total other invested assets	$495.1	$72.9

The following describes each investment type:

•	Hedge funds: Hedge funds include equity long/short, multi-strategy credit, relative value credit and distressed event credit funds.
•

Private equity:  Private equity includes buyout funds, real asset/infrastructure funds, credit special situations funds, mezzanine lending funds and direct investments and strategic non-controlling minority investments in private companies that are principally accounted for using the equity method of accounting.

•

Long only funds: These funds include a long-only fund that invests in high yield fixed income securities and funds that primarily invest in investment-grade corporate and sovereign fixed income securities.

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

Unrealized Losses and Other-than-temporary Impairments

An aging of unrealized losses on our investments in fixed maturities, equity securities, other investments and short-term investments is presented below:

June 30, 2015	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments (2)	$17.8	$0.1	$4.1	$—	$21.9	$0.1
Non-U.S. Governments	27.6	0.6	2.7	0.1	30.3	0.7
Obligations of states and political subdivisions	80.6	1.2	9.0	0.4	89.6	1.6
Credit-Financial	203.0	1.7	10.6	0.1	213.6	1.8
Credit-Industrial	167.8	1.9	17.8	0.5	185.6	2.4
Credit-Utility	63.8	2.3	1.5	0.1	65.3	2.4
Structured securities:
CMO/MBS-agency	11.1	0.1	7.9	0.3	19.0	0.4
CMBS (2)	40.2	0.7	3.6	—	43.8	0.7
ABS	88.0	0.4	10.5	0.3	98.5	0.7
Foreign denominated:
Governments	127.9	13.7	—	—	127.9	13.7
Credit (2)	198.6	24.9	0.9	—	199.5	24.9
Total fixed maturities	1,026.4	47.6	68.6	1.8	1,095.0	49.4
Equity securities	90.1	10.3	—	—	90.1	10.3
Other investments	(2.2)	2.5	—	—	(2.2)	2.5
Short-term investments (1)	17.8	—	—	—	17.8	—
Total	$1,132.1	$60.4	$68.6	$1.8	$1,200.7	$62.2

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

December 31, 2014	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments	$55.0	$0.2	$15.7	$0.1	$70.7	$0.3
Non-U.S. Governments	36.5	0.4	5.2	0.2	41.7	0.6
Obligations of states and political subdivisions	10.4	0.1	16.6	0.2	27.0	0.3
Credit-Financial	195.7	2.2	11.1	0.1	206.8	2.3
Credit-Industrial	240.8	3.3	12.2	0.2	253.0	3.5
Credit-Utility	63.1	3.8	1.9	0.1	65.0	3.9
Structured securities:
CMO/MBS-agency	10.1	0.1	19.2	0.6	29.3	0.7
CMBS	49.3	0.1	6.0	0.1	55.3	0.2
ABS	129.2	0.7	8.1	0.3	137.3	1.0
Foreign denominated:
Governments	123.7	9.3	11.2	0.1	134.9	9.4
Credit	190.8	18.7	0.9	0.2	191.7	18.9
Total fixed maturities	1,104.6	38.9	108.1	2.2	1,212.7	41.1
Equity securities	53.6	5.1	—	—	53.6	5.1
Other investments	(0.9)	1.3	—	—	(0.9)	1.3
Short-term investments	—	—	—	—	—	—
Total	$1,157.3	$45.3	$108.1	$2.2	$1,265.4	$47.5

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

We hold a total of 6,517 securities, of which 2,338 were in an unrealized loss position for less than one year and 104 were in an unrealized loss position for a period one year or greater as of June 30, 2015. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increased credit spreads, foreign currency fluctuations and higher market yields relative to the date the securities were purchased, and for structured securities, by the performance of the underlying collateral, as well. In considering whether an investment is other-then-temporarily impaired or not, we also considered that we do not intend to sell the investments and it is unlikely that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. In situations where we did not recognize other-than-temporary losses on investments in our equity portfolio, we have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation, have the ability and intent to hold these investments until a recovery of the cost basis. We do not consider these investments to be other-than-temporarily impaired at June 30, 2015.

We recognized other-than-temporary losses on our fixed maturities portfolio of $0.5 million and $0.9 million for the three and six months ended June 30, 2015, respectively. We recognized other-than-temporary losses on our fixed maturities portfolio of $1.2 million for both the three and six months ended June 30, 2014. We recognized other-than-temporary losses on our equity portfolio of $0.9 million and $1.0 million for the three and six months ended June 30, 2015, respectively. We recognized other-than-temporary losses on our equity portfolio of $0.2 million for both the three and six months ended June 30, 2014.

Realized Gains and Losses

The following table presents our gross realized investment gains (losses) and other:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Realized gains
Fixed maturities	$3.5	$6.1	$7.6	$10.7
Equity securities	9.0	8.9	12.8	15.4
Other investments	9.4	10.2	30.3	22.9
Short-term investments	1.1	0.1	1.1	0.1
Gain on sale of real estate holdings and other	0.1	—	0.4	—
Gross realized investment gains	23.1	25.3	52.2	49.1
Realized losses
Fixed maturities	(5.3)	(4.1)	(9.0)	(7.6)
Equity securities	(0.4)	—	(1.1)	(0.1)
Other investments	(10.4)	(1.2)	(17.5)	(6.1)
Short-term investments	(0.3)	(0.1)	(1.4)	(0.3)
Other assets	—	—	—	(4.0)
Other-than-temporary impairment losses on fixed maturities	(0.5)	(1.2)	(0.9)	(1.2)
Other-than-temporary impairment losses on equity securities	(0.9)	(0.2)	(1.0)	(0.2)
Gross realized investment and other losses	(17.8)	(6.8)	(30.9)	(19.5)
Net realized investment and other gains	$5.3	$18.5	$21.3	$29.6

The cost of securities sold is based on the specific identification method.

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows:

(in millions)	Fixed Maturities	Equity Maturities	Other Investments	Short Term	Real Estate Holdings and Other	Tax Effects	Total
Three Months Ended June 30, 2015
Realized before impairments	$(1.8)	$8.6	$(1.0)	$0.8	$0.1	$(2.2)	$4.5
Realized - impairments	(0.5)	(0.9)	—	—	—	0.5	(0.9)
Change in unrealized	(6.0)	(14.0)	—	0.2	—	10.3	(9.5)
				—
Three Months Ended June 30, 2014
Realized before impairments	$2.0	$8.9	$9.0	$—	$—	$(5.3)	$14.6
Realized - impairments	(1.2)	(0.2)	—	—	—	0.4	(1.0)
Change in unrealized	13.4	18.9	1.4	—	—	(8.8)	24.9

Six Months Ended June 30, 2015
Realized before impairments	$(1.4)	$11.7	$12.8	$(0.3)	$0.4	$(8.4)	$14.8
Realized - impairments	(0.9)	(1.0)	—	—	—	0.2	(1.7)
Change in unrealized	(18.3)	(24.9)	1.6	—	—	13.2	(28.4)

Six Months Ended June 30, 2014
Realized before impairments	$3.1	$15.3	$16.8	$(0.2)	$(4.0)	$(8.9)	$22.1
Realized - impairments	(1.2)	(0.2)	—	—	—	0.5	(0.9)
Change in unrealized	22.0	15.5	1.2	—	—	(12.5)	26.2

We enter into foreign currency exchange forward contracts to manage currency exposure on losses related to certain global catastrophe events. These currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other investments.” The realized and unrealized gains and losses on these contracts are included in “Net realized investment and other gains” in our Consolidated Statements of Income. The notional amount of these currency forward contracts was $7.7 million and $43.0 million at June 30, 2015 and 2014, respectively. The fair value of these currency forward contracts was a loss of $0.8 million and a gain of $0.6 million at June 30, 2015 and 2014, respectively. For the three and six months ended June 30, 2015, we recognized $0.2 million and $0.5 million in realized gains and $0.8 million and $2.0 million in realized losses, respectively, from these currency forward contracts. For the three and six months ended June 30, 2014, we recognized $1.2 million and $3.6 million in realized gains and $0.3 million and $1.6 million in realized losses, respectively, from these currency forward contracts.

In the third quarter of 2014, we entered into foreign currency exchange forward contracts to manage currency exposure on our Canadian dollar (“CAD”) investment portfolio. The currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other investments.” The realized and unrealized gains and losses are included in “Net realized investment and other gains” in our Consolidated Statements of Income. The notional amount of the currency forward contracts was CAD 142.7 million (USD $114.8 million) as of June 30, 2015. The fair value of the currency forward contracts was a gain of $3.0 million as of June 30, 2015. For the three and six months ended June 30, 2015, we recognized $3.6 million and $11.1 million in realized gains and $2.8 million and $4.8 million in realized losses, respectively, from the CAD currency forward contracts.

In the second quarter of 2015, we entered into foreign currency exchange forward contracts to minimize negative impacts to our investment portfolio returns.  These currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other investments”. The realized and unrealized gains and losses are included in “Net realized investment and other gains” in our Consolidated Statements of Income. The notional amount of the current forward contacts was $21.1 million at June 30, 2015. The fair value of the currency forward contracts was a loss of $0.2 million at June 30, 2015. For both the three and six months ended June 30, 2015, we recognized $0.4 million in realized gains and $1.0 million in realized losses from these currency forward contracts. We also enter into foreign currency exchange forward contracts to manage currency exposure on certain Euro denominated investments. The currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other investments.” The realized and unrealized gains and losses are included in “Net realized investment and other gains” in our Consolidated Statements of Income. The fair value of the currency forward contracts was a loss of $1.0 million and $0.2 million as of June 30, 2015 and 2014, respectively. For the three and six months ended June 30, 2015, we recognized $2.4 million in realized losses and $6.3 million in realized gains, respectively, from the currency forward contracts.  For the three and six months ended June 30, 2014, we recognized $0.5 million and $0.6 million in realized gains and $0.5 million and $0.6 million in realized losses, respectively, from these currency forward contracts.

Regulatory Deposits, Pledged Securities and Letters of Credit

At June 30, 2015, the amortized cost and fair value of investments on deposit with U.S., Canadian and various agencies for regulatory purposes were $186.2 million and $191.6 million, respectively. At December 31, 2014, the amortized cost and fair value of investments on deposit with U.S., Canadian and various agencies for regulatory purposes were $186.6 million and $194.2 million, respectively.

At June 30, 2015, investments with an amortized cost of $41.6 million and fair value of $41.8 million were pledged as collateral in support of irrevocable letters of credit (“LOCs”) in the amount of $32.1 million issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves. At December 31, 2014, investments with an amortized cost of $55.0 million and fair value of $55.3 million were pledged as collateral in support of irrevocable LOCs in the amount of $43.6 million issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves.

Our Corporate member’s capital supporting our Lloyd’s business was $213.0 million and $217.9 million at June 30, 2015 and December 31, 2014, respectively.

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

We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of June 30, 2015. A description of the valuation techniques we use to measure assets at fair value is as follows:

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

●

CMO/MBS agency, CMO/MBS non-agency, CMBS and ABS securities are reported at fair value using Level 2 inputs. For these securities, we obtain fair value measurements from third-party pricing services. Observable data may include dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

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

Transfers Between Level 1 and Level 2 Securities: There were no transfers between Level 1 and Level 2 securities during the three months ended June 30, 2015.

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	June 30, 2015	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$185.0	$104.8	$80.2	$—
Non-U.S. Governments	84.4	—	84.4	—
Obligations of states and political subdivisions	492.8	—	492.8	—
Credit-Financial	469.6	—	469.6	—
Credit-Industrial	435.5	—	435.5	—
Credit-Utility	144.3	—	144.3	—
Structured securities:
CMO/MBS-agency	149.0	—	149.0	—
CMO/MBS-non agency	12.9	—	12.9	—
CMBS	162.3	—	162.3	—
ABS	245.9	—	245.9	—
Foreign denominated:
Governments	164.1	—	164.1	—
Credit	218.2	—	218.2	—
Total fixed maturities	2,764.0	104.8	2,659.2	—
Equity securities	486.6	485.8	—	0.8
Other investments	88.5	—	88.5	—
Short-term investments	322.7	320.9	1.8	—
	$3,661.8	$911.5	$2,749.5	$0.8

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2014	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$185.0	$99.2	$85.8	$—
Non-U.S. Governments	79.9	—	79.9	—
Obligations of states and political subdivisions	490.7	—	490.7	—
Credit-Financial	518.1	—	518.1	—
Credit-Industrial	499.6	—	499.6	—
Credit-Utility	142.0	—	142.0	—
Structured securities:
CMO/MBS-agency	175.3	—	175.3	—
CMO/MBS-non agency	14.0	—	14.0	—
CMBS	180.0	—	180.0	—
ABS	221.0	—	221.0	—
Foreign denominated:
Governments	140.2	—	140.2	—
Credit	194.9	—	194.9	—
Total fixed maturities	2,840.7	99.2	2,741.5	—
Equity securities	486.3	485.4	—	0.9
Other investments	97.3	—	97.3	—
Short-term investments	275.8	273.9	1.9	—
	$3,700.1	$858.5	$2,840.7	$0.9

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

The fair value measurements in the tables above do not equal “Total investments” on our Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:

Fair Value Measurements Using Observable Inputs (Level 3)

(in millions)	Equity Securities	Total
Beginning balance, January 1, 2015	$0.9	$0.9
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	—
Included in other comprehensive income (loss)	—	—
Purchases, issuances, sales, and settlements
Purchases	—	—
Issuances	—	—
Sales	(0.1)	(0.1)
Settlements		—
Ending balance, June 30, 2015	$0.8	$0.8
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2015	$—	$—

(in millions)	Equity Securities	Other Assets	Total
Beginning balance, January 1, 2014	$1.3	$2.6	$3.9
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	—	—
Included in other comprehensive income (loss)	0.1	—	0.1
Purchases, issuances, sales, and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	(0.5)	—	(0.5)
Settlements	—	(2.6)	(2.6)
Ending balance, December 31, 2014	$0.9	$—	$0.9
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2014	$—	$—	$—

At June 30, 2015 and December 31, 2014, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.

4.	Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Six Months Ended June 30,
(in millions)	2015	2014
Net reserves beginning of the year	2,137.1	$2,107.6
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	383.0	390.9
Prior accident years	(8.7)	(23.3)
Losses and LAE incurred during calendar year, net of reinsurance	374.3	367.6
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	52.8	71.6
Prior accident years	313.3	290.3
Losses and LAE payments made during current calendar year, net of reinsurance:	366.1	361.9
Change in participation interest (1)	(1.2)	24.7
Foreign exchange adjustments	(14.5)	4.4
Net reserves - end of period	2,129.6	2,142.4
Add:
Reinsurance recoverables on unpaid losses and LAE, end of period	948.6	925.5
Gross reserves - end of period	3,078.2	$3,067.9

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

Impacting losses and LAE for the six months ended June 30, 2015 was $8.7 million in favorable prior years’ loss reserve development comprised of the following: $15.0 million of net favorable development in the Excess and Surplus Lines segment primarily the result of favorable development in the general and products liability lines and commercial automobile, partially offset by unfavorable development in property lines; $11.6 million of net unfavorable development in the Commercial Specialty segment, primarily driven by unfavorable development in general liability and workers compensation due to increases in claim severity, partially offset by favorable development in auto liability and short tail lines; $3.7 million of net favorable development in the International Specialty segment primarily driven by favorable development in Argo Re and long-tail lines, partially offset by unfavorable development in the Brazil unit; $2.5 million of net favorable development in the Syndicate 1200 segment primarily driven by favorable development in property and marine & energy, partially offset by unfavorable development in various liability classes; and $0.9 million of unfavorable development in the Run-off Lines segment primarily caused by unfavorable development in workers compensation lines and assumed asbestos and environmental liability, offset in part by favorable development in run-off reinsurance claims.

Impacting losses and LAE for the six months ended June 30, 2014 was $23.3 million in favorable prior years’ loss reserve development comprised of the following: $21.7 million of net favorable development in the Excess and Surplus Lines segment primarily caused by favorable development in the general and products liability lines, partially offset by unfavorable development in commercial automobile and property lines; $4.9 million of net unfavorable development in the Commercial Specialty segment, primarily driven by unfavorable development in general liability due to increases in claim severity, as well as unfavorable development in auto liability, partially offset by favorable development in workers compensation and short-tail lines; $0.4 million of net unfavorable development in the International Specialty segment primarily driven by our Brazil unit; $15.2 million of net favorable development in the Syndicate 1200 segment primarily driven by favorable development in various property classes, as well as favorable development in professional indemnity and aerospace, partially offset by unfavorable development in general liability; and $8.3 million of unfavorable development in the Run-off Lines segment primarily caused by unfavorable development in workers compensation lines driven by increasing medical costs on older claims, as well as unfavorable development in asbestos liability on assumed business.

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

Revolving Credit Facility

On March 7, 2014, each of Argo Group, Argo Group US, Inc., Argo International Holdings Limited and Argo Underwriting Agency Limited (the “Borrowers”) entered into a $175 million credit agreement (“Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement provides for a $175.0 million revolving credit facility with a maturity date of March 7, 2018 unless extended in accordance with the terms of the Credit Agreement. Borrowings under the Credit Agreement may be used for general corporate purposes, including working capital and permitted acquisitions, and each of the Borrowers has agreed to be jointly and severally liable for the obligations of the other Borrowers under the Credit Agreement.

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

Included in the Credit Agreement is a provision that allows up to $17.5 million of the revolving credit facility to be used for LOCs, subject to availability. As of June 30, 2015 and December 31, 2014, there were no borrowings outstanding and $0.2 million in LOCs against the Credit Facility.

Junior Subordinated Debentures

On July 16, 2014, Argo Group US, Inc. purchased the outstanding PXRE Capital Trust V $20,000,000 Junior Subordinated Debt Securities (“Capital Trust V”) at a discount equal to 90.0% of the principal amount plus accrued and unpaid interest through the date of purchase for a total price of $18.2 million, resulting in the recognition of a $2.0 million pre-tax realized gain. In accordance with ASC Topic 405, “Liabilities,” we have eliminated the recognized gain, outstanding debt, associated interest, and intercompany balances related to the purchase of the Capital Trust V since the purchase by Argo Group US, Inc., in essence, reduced our outstanding debt related to the Junior Subordinated Debentures. The Capital Trust V continued to accrue interest until it was redeemed on April 29, 2015.

6.	Disclosures about Fair Value of Financial Instruments

Cash. The carrying amount approximates fair value.

Investment securities and short-term investments. See Note 3, “Investments,” for additional information.

Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables approximates fair value. At June 30, 2015 and December 31, 2014, the carrying values of premiums receivable over 90 days were $13.6 million and $12.4 million, respectively. Included in “Reinsurance recoverables” in our Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, are amounts that are due from trade capital providers associated with the operations of ArgoGlobal Syndicate 1200. Upon settlement, the receivable is offset against the liability also reflected in our accompanying Consolidated Balance Sheets. At June 30, 2015 and December 31, 2014, the payable was in excess of the receivable. Of our reinsurance recoverables on paid losses, excluding amounts attributable to ArgoGlobal Syndicate 1200’s trade capital providers, at June 30, 2015 and December 31, 2014, the carrying values over 90 days were $11.3 million and $9.9 million, respectively. Our methodology for establishing our allowances for doubtful accounts includes specifically identifying all potential uncollectible balances regardless of aging. At June 30, 2015 and December 31, 2014, the allowance for doubtful accounts for premiums receivable was $3.8 million and $5.2 million, respectively, and the allowance for doubtful accounts for reinsurance recoverables on paid losses was $2.5 million and $1.8 million, respectively. Premiums receivable over 90 days were secured by collateral in the amount of $0.3 million and $0.3 million at June 30, 2015 and December 31, 2014, respectively. Reinsurance recoverables on paid losses over 90 days were secured by collateral in the amount of $0.6 million and $0.4 at June 30, 2015 and December 31, 2014, respectively.

At June 30, 2015 and December 31, 2014, the fair value of our Junior subordinated debentures, Senior unsecured fixed rate notes and Other indebtedness was estimated using appropriate market indices or quoted prices from external sources based on current market conditions.

A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	June 30, 2015		December 31, 2014
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures	$172.7	$156.6	$172.7	$155.5
Senior unsecured fixed rate notes	143.8	145.0	143.8	132.3
Other indebtedness:
Floating rate loan stock	56.1	50.8	61.3	55.2
Note payable	0.6	0.6	0.7	0.6
	$373.2	$353.0	$378.5	$343.6

7.	Shareholders’ Equity

On August 4, 2015, our Board of Directors declared a quarterly cash dividend in the amount of $0.20 on each share of common stock outstanding.. The dividend will be paid on September 15, 2015, to shareholders of record on September 1, 2015.

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

On May 5, 2015, our Board of Directors declared a quarterly cash dividend in the amount of $0.20 on each share of common stock outstanding. On June 15, 2015, we paid $5.6 million to our shareholders of record on June 1, 2015.

On May 5, 2014, our Board of Directors declared a quarterly cash dividend in the amount of $0.16 on each share of common stock outstanding, on a post-stock dividend basis. On June 16, 2014, we paid $4.7 million to our shareholders of record on June 2, 2014.

On November 5, 2013, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2013 Repurchase Authorization”). The 2013 Repurchase Authorization supersedes all the previous Repurchase Authorizations. As of June 30, 2015, availability under the 2013 Repurchase Authorization for future repurchases of our common shares was $67.9 million.

For the three and six months ended June 30, 2015, we repurchased a total of 136,042 common shares and 489,096, respectively, for $6.8 million and $24.9 million, respectively.

For the three and six months ended June 30, 2015, we repurchased 24,700 common shares and 221,564 on the open market, respectively, for $1.3 million and  $11.2 million, respectively. In 2015, we repurchased shares under Securities Exchange Act of 1934 Rule 10b5-1 trading plans as follows:

Date Trading Plan Initiated	2015 Purchase Period	Number of Shares Repurchased	Average Price of Shares Repurchased	Total Cost (in millions)	Repurchase Authorization Year
12/15/2014	01/05/2015-02/12/2015	117,482	$53.50	$6.3	2013
03/16/2015	03/18/2015-05/06/2015	150,050	$49.53	$7.4	2013

8.	Accumulated Other Comprehensive Income (Loss)

A summary of changes in accumulated other comprehensive income (loss), net of taxes (where applicable) by component for the six months ended June 30, 2015 and 2014 is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2015	$(15.6)	$130.7	$(7.0)	$108.1
Other comprehensive loss before reclassifications	(2.6)	(24.3)	—	(26.9)
Amounts reclassified from accumulated other comprehensive loss	—	(4.1)	—	(4.1)
Net current-period other comprehensive loss	(2.6)	(28.4)	—	(31.0)
Balance at June 30, 2015	$(18.2)	$102.3	$(7.0)	$77.1

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2014	$(11.5)	$163.9	$(4.6)	$147.8
Other comprehensive income before reclassifications	0.4	39.3	—	39.7
Amounts reclassified from accumulated other comprehensive income	—	(13.1)	—	(13.1)
Net current-period other comprehensive income	0.4	26.2	—	26.6
Balance at June 30, 2014	$(11.1)	$190.1	$(4.6)	$174.4

The following tables illustrate the amounts reclassified from accumulated other comprehensive (loss) income shown in the above tables that have been included in our Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Unrealized gains and losses on securities:
Net realized investment losses	$(9.5)	$(16.1)	$(7.0)	$(16.2)
Benefit for income taxes	2.8	3.0	2.9	3.1
Net of taxes	$(6.7)	$(13.1)	$(4.1)	$(13.1)

9.	Net Income Per Common Share

The following table presents the calculation of net income per common share on a basic and diluted basis (all balances have been adjusted to reflect the 10% stock dividend):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except number of shares and per share amounts)	2015	2014	2015	2014
Net income	$27.9	$38.6	$86.7	$78.8
Weighted average common shares outstanding - basic	27,948,978	28,761,138	28,038,836	28,962,406
Effect of dilutive securities:
Equity compensation awards	521,763	513,433	534,726	505,307
Weighted average common shares outstanding - diluted	28,470,741	29,274,571	28,573,562	29,467,713
Net income per common share:
Basic	$1.00	$1.34	$3.09	$2.72
Diluted	$0.98	$1.32	$3.03	$2.67

Excluded from the weighted average common shares outstanding calculation at June 30, 2015, and 2014 are 9,095,585 shares and 8,233,645 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date. For the three and six months ended June 30, 2015, equity compensation awards to purchase 484 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expired during the second quarter 2015. For the three and six months ended June 30, 2014, equity compensation awards to purchase 2,611 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expired or will expire at varying times from 2014 through 2016.

10.	Supplemental Cash Flow Information

Income taxes paid. We paid income taxes of $10.5 million and $15.6 million during the six months ended June 30, 2015 and 2014, respectively.

Income taxes recovered. During the six months ended June 30, 2015, $11.5 million of income taxes was recovered. No income taxes were recovered during the six months ended June 30, 2014.

Interest paid.

	For the Six Months Ended June 30,
(in millions)	2015	2014
Senior unsecured fixed rate notes	$4.7	$4.7
Junior subordinated debentures	3.5	3.9
Other indebtedness	1.2	1.4
Total interest paid	$9.4	$10.0

11.	Share-based Compensation

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

The following table summarizes the assumptions we used for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended June 30,
	2015	2014
Risk-free rate of return	1.70%	1.64%
Expected dividend yields	1.57%	1.55%
Expected award life (years)	4.62	4.71
Expected volatility	21.10%	23.41%

All outstanding awards were adjusted to reflect the 10% stock dividend, resulting in a 10% increase to the number of awards outstanding and a 9.09% reduction in the exercise price.

Argo Group’s Long-Term Incentive Plans

In November 2007, our shareholders approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), which provides for an aggregate of 4.5 million shares of our common stock that may be issued to executives, non-employee directors, and other key employees. As of May 2014, 1.46 million shares remained available for grant under the 2007 Plan. In May 2014, our shareholders approved the 2014 Long-Term Incentive Plan (the “2014 Plan”), which provides for an additional 2.8 million shares of our common stock to be available for issuance to executives, non-employee directors and other key employees. The share awards may be in the form of share options, SARs, restricted shares, restricted share awards, restricted share units awards, performance awards, other share-based awards and other cash-based awards. Shares issued under this plan may be shares that are authorized and unissued or shares that we reacquired, including shares purchased on the open market. Share options and SARs will count as one share for the purposes of the limits under the incentive plans; restricted shares, restricted share units, performance units, performance shares or other share-based incentive awards which settle in common shares will count as 2.75 shares for purpose of the limits under the 2014 Plan.

Share options may be in the form of incentive share options, non-qualified share options and restorative options. Share options are required to have an exercise price that is not less than the market value on the date of grant. We are prohibited from repricing the options. The term of the share options cannot exceed seven years from the grant date.

A summary of restricted share activity as of June 30, 2015 and changes during the six months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2015	313,716	$31.38
Granted	297,873	$39.21
Vested and issued	(118,882)	$26.78
Expired or forfeited	(8,938)	$41.76
Outstanding at June 30, 2015	483,769	$37.14

The restricted shares vest over two to four years. Expense recognized under this plan for the restricted shares was $1.5 million and $3.0 million for the three and six months ended June 30, 2015, respectively, as compared to $0.7 million and $1.4 million for the three and six months ended June 30, 2014, respectively. Compensation expense for all share-based compensation awards is included in “Underwriting, acquisition and insurance expense” in the accompanying Consolidated Statements of Income. As of June 30, 2015, there was $15.5 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group.

A summary of stock-settled SARs activity as of June 30, 2015 and changes during the six months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2015	1,313,726	$28.57
Granted	243,305	$39.43
Exercised	(78,022)	$26.26
Expired or forfeited	(7,231)	$31.68
Outstanding at June 30, 2015	1,471,778	$29.67

The stock-settled SARs vest over a one to four year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. Expense recognized for the stock-settled SARs was $0.3 million and $1.0 for the three and six months ended June 30, 2015, respectively, as compared to $0.7 million and $1.3 million for the three and six months ended June 30, 2014, respectively. As of June 30, 2015, there was $3.7 million of total unrecognized compensation cost related to stock-settled SARs outstanding.

A summary of cash-settled SARs activity as of June 30, 2015 and changes during the six months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2015	2,001,451	$32.76
Granted	913,157	$47.48
Exercised	(306,278)	$29.22
Expired or forfeited	(91,932)	$37.22
Outstanding at June 30, 2015	2,516,398	$38.37

The cash-settled SARs vest over a one to four year period. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We account for the cash-settled SARs as liability awards, which require the awards to be revalued at each reporting period. Expense recognized for the cash-settled SARs was $8.5 million and $11.3 million for the three and six months ended June 30, 2015, respectively, as compared to $5.3 million and $8.0 million for the three and six months ended June 30, 2014, respectively. As of June 30, 2015, there was $17.0 million of total unrecognized compensation cost related to cash-settled SARs outstanding.

12.	Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Commissions	$67.2	$63.3	$125.9	$118.2
General expenses	79.7	74.1	152.6	142.9
Premium taxes, boards and bureaus	—	5.7	0.6	12.3
	146.9	143.1	279.1	273.4
Net deferral of policy acquisition costs	(7.4)	(6.3)	(10.0)	(7.9)
Total underwriting, acquisition and insurance expenses	$139.5	$136.8	$269.1	$265.5

Included in general expenses for the three months ended June 30, 2015 and 2014 was $10.4 million and $6.8 million, respectively, and $15.3 million and $11.1 million for the six months ended June 30, 2015 and 2014, respectively, of expense for our total equity compensation.

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

Our income tax provision includes the following components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Current tax provision	$9.0	$2.9	$8.8	$4.3
Deferred tax (benefit) provision related to:
Future tax deductions	(2.9)	3.0	2.6	33.2
Valuation allowance change	0.7	0.2	(1.0)	(28.9)
Income tax provision	$6.8	$6.1	$10.4	$8.6

Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the three and six months ended June 30, 2015 and 2014, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

	For the Three Months Ended June 30,
(in millions)	2015			2014
	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$18.3		0.0%	$25.0		0.0%
United States	20.2		27.0%	20.9		24.1%
United Kingdom	(2.9)		-46.9%	(5.4)		-19.4%
Belgium	0.1		16.5%	—	(1)	64.2%
Brazil	(1.2)		0.0%	5.1		0.0%
United Arab Emirates	0.1		0.0%	(0.1)		0.0%
Ireland	(0.1)		0.0%	—	(1)	0.0%
Malta	0.2		0.0%	(0.6)		0.0%
Switzerland	—	(1)	-36.7%	(0.2)		18.2%
Pre-tax income	$34.7			$44.7

	For the Six Months Ended June 30,
(in millions)	2015			2014
	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$44.0		0.0%	46.9		0.0%
United States	48.7		23.0%	35.7		22.7%
United Kingdom	7.2		-12.0%	1.9		25.4%
Belgium	(0.1)		-24.2%	—	(1)	43.3%
Brazil	(3.0)		0.0%	5.1		0.0%
United Arab Emirates	0.1		0.0%	(1.0)		0.0%
Ireland	(0.1)		0.0%	—	(1)	0.0%
Malta	0.3		0.0%	(1.0)		0.0%
Switzerland	—	(1)	-18.6%	(0.2)		21.0%
Pre-tax income	$97.1			$87.4

(1)	Pre-tax income for the respective year was less than $0.1 million.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Income tax provision at expected rate	$6.2	$9.8	$17.4	$14.5
Tax effect of:
Tax-exempt interest	(1.0)	(1.1)	(1.9)	(2.3)
Dividends received deduction	(0.6)	(0.6)	(1.2)	(1.2)
Valuation allowance change	0.7	0.2	(1.0)	(28.9)
Other permanent adjustments, net	—	(1.0)	0.2	(0.9)
Adjustment for annualized rate	0.3	(2.6)	(0.2)	(1.8)
United States state tax (benefit) expense	—	(0.1)	(2.5)	—
Capital loss carryforward from prior merger	—	—	—	29.8
Other foreign adjustments	0.4	—	0.1	—
Prior period adjustments to deferred	—	(1.0)	—	(1.0)
Prior year foreign taxes recovered	—	—	(1.2)	—
Foreign exchange adjustments	0.6	2.3	0.4	0.1
Foreign withholding taxes	0.2	0.2	0.3	0.3
Income tax provision	$6.8	$6.1	$10.4	$8.6

Income tax provision (benefit) - Foreign	$1.4	$1.0	$(0.8)	$0.4
Income tax provision - United States, Federal	5.2	5.0	14.7	7.8
Income tax (benefit) provision - United States, state	—	(0.1)	(3.8)	0.1
Foreign withholding tax - United States	0.2	0.2	0.3	0.3
Income tax provision	$6.8	$6.1	$10.4	$8.6

We recognize potential accrued interest and penalties within our global operations in “Interest expense” and “Underwriting, acquisition and insurance expenses,” respectively, in our Consolidated Statements of Income.

Our net deferred tax assets (liabilities) are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, which is generally two years for net operating losses and three years for capital losses for our United States operations. At June 30, 2015, we had a total net deferred tax liability of $16.8 million prior to any valuation allowance. Management has concluded that a valuation allowance is required for a portion of the tax effected net operating loss carryforward of $17.3 million generated from a prior merger and for the tax effected net operating loss carryforward of $1.0 million from ARIS. Of the net operating carryforwards from a prior merger, $15.8 million will expire if not used by December 31, 2025 and $1.5 million will expire if not used by December 31, 2027. Of the ARIS loss carryforward, $0.2 million will expire if not used by December 31, 2027, $0.4 million will expire if not used by December 31, 2028 and $0.4 million will expire if not used by December 31, 2029. The valuation allowances have been established as Internal Revenue Code Section 382 limits the application of net operating loss and net capital loss carryforwards following an ownership change. The loss carryforwards available per year are $2.8 million as required by Internal Revenue Code Section 382. Further, due to cumulative losses since inception, management has concluded that a valuation allowance is required for the full amount of the tax effected net operating losses generated by our Brazil and Malta entities. Accordingly, a valuation allowance of $24.4 million is required as of June 30, 2015 of which $15.4 million relates to the prior merger and ARIS loss carryforwards, $7.2 million relates to Brazil operations, and $1.8 million relates to Malta operations. For the six months ended June 30, 2015, the valuation allowance was reduced by $0.5 million pertaining to the prior merger and ARIS loss carryforwards, decreased by $0.2 million pertaining to our Brazil operations and decreased by $0.3 million pertaining to our Malta operations.

We had no material unrecognized tax benefits as of June 30, 2015 and 2014. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2011. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2012.

14.	Commitments and Contingencies

Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

We have contractual commitments to invest up to $74.5 million related to our limited partnership investments at June 30, 2015. These commitments will be funded as required by the partnership agreements.

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

Revenue and income (loss) before income taxes for each segment were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Revenue:
Earned premiums
Excess and Surplus Lines	$131.1	$125.3	$254.2	$242.7
Commercial Specialty	71.7	71.1	144.3	142.8
International Specialty	38.3	37.6	75.6	74.6
Syndicate 1200	104.5	102.2	206.4	201.5
Run-off Lines	0.4	(0.1)	0.1	0.2
Total earned premiums	346.0	336.1	680.6	661.8
Net investment income
Excess and Surplus Lines	9.0	9.0	17.5	18.3
Commercial Specialty	4.7	4.6	9.2	9.3
International Specialty	3.0	2.0	5.9	3.8
Syndicate 1200	2.4	2.1	4.6	5.8
Run-off Lines	2.1	2.3	4.1	4.8
Corporate and Other	0.6	0.6	1.3	1.9
Total net investment income	21.8	20.6	42.6	43.9
Net realized investment and other gains	5.3	18.5	21.3	29.6
Total revenue	$373.1	$375.2	$744.5	$735.3

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Income (loss) before income taxes
Excess and Surplus Lines	$24.2	$28.2	$48.9	$48.3
Commercial Specialty	4.6	(0.5)	8.4	1.2
International Specialty	8.8	5.6	17.9	12.4
Syndicate 1200	10.1	10.1	21.1	25.9
Run-off Lines	(1.1)	(3.4)	0.1	(9.3)
Total segment income before taxes	46.6	40.0	96.4	78.5
Corporate and Other	(17.2)	(13.8)	(20.6)	(20.7)
Net realized investment and other gains	5.3	18.5	21.3	29.6
Total income before income taxes	$34.7	$44.7	$97.1	$87.4

The table below presents earned premiums by geographic location for the three and six months ended June 30, 2015 and 2014. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Bermuda	$26.1	$24.3	$50.0	$48.7
Brazil	11.9	11.8	24.4	24.4
Malta	0.4	0.6	0.9	1.1
United Kingdom	104.5	102.6	206.4	201.5
United States	203.1	196.8	398.9	386.1
Total earned premiums	$346.0	$336.1	$680.6	$661.8

The following table represents identifiable assets:

	June 30,	December 31,
(in millions)	2015	2014
Excess and Surplus Lines	$2,411.2	$2,350.7
Commercial Specialty	1,358.2	1,358.5
International Specialty	836.3	776.8
Syndicate 1200	1,316.4	1,258.5
Run-off Lines	577.0	552.8
Corporate and Other	44.9	59.0
Total	$6,544.0	$6,356.3

Included in total assets at June 30, 2015 and December 31, 2014 are $341.6 million and $315.4 million, respectively, in assets associated with trade capital providers.

16.	Information Provided in Connection with Outstanding Debt of Subsidiaries

The following tables present condensed consolidating financial information at June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014, for Argo Group (the “Parent Guarantor”) and Argo Group US (the “Subsidiary Issuer”). The Subsidiary Issuer is an indirect wholly subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.

The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations and cash flows of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2015

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$3.7	$2,785.6	$1,292.9	$—	$4,082.2
Cash	—	72.4	34.1	—	106.5
Accrued investment income	—	16.5	4.1	—	20.6
Premiums receivable	—	177.8	271.1	—	448.9
Reinsurance recoverables	—	1,168.5	(149.3)	—	1,019.2
Goodwill and other intangible assets, net	—	131.3	97.4	—	228.7
Current income taxes receivable, net	—	0.7	5.3	—	6.0
Deferred acquisition costs, net	—	62.3	77.0	—	139.3
Ceded unearned premiums	—	111.0	150.9	—	261.9
Other assets	11.0	160.9	65.2	(6.4)	230.7
Due (to) from affiliates	(39.3)	(3.1)	3.1	39.3	—
Intercompany note receivable	—	56.2	(56.2)	—	—
Investments in subsidiaries	1,738.6	—	—	(1,738.6)	—
Total assets	$1,714.0	$4,740.1	$1,795.6	$(1,705.7)	$6,544.0
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,139.5	$938.7	$—	$3,078.2
Unearned premiums	—	477.1	419.3	—	896.4
Funds held and ceded reinsurance payable, net	—	654.4	(334.1)	—	320.3
Long-term debt	28.4	288.7	56.1	—	373.2
Deferred tax liabilities, net	—	30.5	10.7	—	41.2
Accrued underwriting expenses and other liabilities	16.7	93.9	55.2	—	165.8
Total liabilities	45.1	3,684.1	1,145.9	—	4,875.1
Total shareholders' equity	1,668.9	1,056.0	649.7	(1,705.7)	1,668.9
Total liabilities and shareholders' equity	$1,714.0	$4,740.1	$1,795.6	$(1,705.7)	$6,544.0

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2014

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$0.7	$2,841.5	$1,255.7	$—	$4,097.9
Cash	—	49.3	31.7	—	81.0
Accrued investment income	—	17.8	4.3	—	22.1
Premiums receivable	—	154.6	199.0	—	353.6
Reinsurance recoverables	—	1,173.6	(176.4)	—	997.2
Goodwill and other intangible assets, net	—	131.7	99.1	—	230.8
Current income taxes receivable, net	—	10.1	4.8	—	14.9
Deferred acquisition costs, net	—	58.0	66.6	—	124.6
Ceded unearned premiums	—	98.5	109.1	—	207.6
Other assets	9.6	174.1	67.9	(25.0)	226.6
Due from (to) affiliates	2.9	(19.8)	19.8	(2.9)	—
Intercompany note receivable	—	72.0	(72.0)	—	—
Investments in subsidiaries	1,698.0	—	—	(1,698.0)	—
Total assets	$1,711.2	$4,761.4	$1,609.6	$(1,725.9)	$6,356.3
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,136.4	$906.0	$—	$3,042.4
Unearned premiums	—	448.9	368.3	—	817.2
Funds held and ceded reinsurance payable, net	—	675.1	(441.3)	—	233.8
Long-term debt	49.0	288.7	61.4	(20.6)	378.5
Deferred tax liabilities, net	—	41.2	11.8	—	53.0
Accrued underwriting expenses and other liabilities	15.5	104.2	65.0	—	184.7
Total liabilities	64.5	3,694.5	971.2	(20.6)	4,709.6
Total shareholders' equity	1,646.7	1,066.9	638.4	(1,705.3)	1,646.7
Total liabilities and shareholders' equity	$1,711.2	$4,761.4	$1,609.6	$(1,725.9)	$6,356.3

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2015

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$118.8	$227.2	$—	$346.0
Net investment (expense) income	(0.3)	14.0	8.1	—	21.8
Net realized investment and other gains (loss)	2.0	7.4	(2.1)	(2.0)	5.3
Total revenue	1.7	140.2	233.2	(2.0)	373.1
Expenses:
Losses and loss adjustment expenses	—	64.4	126.2	—	190.6
Underwriting, acquisition and insurance expenses	4.8	49.6	85.1	—	139.5
Interest expense	0.2	3.8	0.6	—	4.6
Fee expense (income), net	—	1.6	(0.9)	—	0.7
Foreign currency exchange loss	—	0.1	2.9	—	3.0
Total expenses	5.0	119.5	213.9	—	338.4
Income (loss) before income taxes	(3.3)	20.7	19.3	(2.0)	34.7
Provision for income taxes	—	5.4	1.4	—	6.8
Net income (loss) before equity in earnings of subsidiaries	(3.3)	15.3	17.9	(2.0)	27.9
Equity in undistributed earnings of subsidiaries	31.2	—	—	(31.2)	—
Net income	$27.9	$15.3	$17.9	$(33.2)	$27.9

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2014

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$117.5	$218.6	$—	$336.1
Net investment (expense) income	(0.1)	13.8	6.9	—	20.6
Net realized investment and other gains (loss)	—	13.9	4.6	—	18.5
Total revenue	(0.1)	145.2	230.1	—	375.2
Expenses:
Losses and loss adjustment expenses	—	68.8	116.3	—	185.1
Underwriting, acquisition and insurance expenses	4.1	50.1	82.6	—	136.8
Interest expense	0.6	3.7	0.9	(0.1)	5.1
Fee expense (income), net	—	1.7	(1.6)	—	0.1
Foreign currency exchange (gain) loss	—	(0.1)	3.5	—	3.4
Total expenses	4.7	124.2	201.7	(0.1)	330.5
Income (loss) before income taxes	(4.8)	21.0	28.4	0.1	44.7
Provision for income taxes	—	5.1	1.0	—	6.1
Net income (loss) before equity in earnings of subsidiaries	(4.8)	15.9	27.4	0.1	38.6
Equity in undistributed earnings of subsidiaries	43.4	—	—	(43.4)	—
Net income	$38.6	$15.9	$27.4	$(43.3)	$38.6

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$253.9	$426.7	$—	$680.6
Net investment (expense) income	(0.5)	28.5	14.6	—	42.6
Net realized investment and other gains (loss)	2.0	23.3	(2.0)	(2.0)	21.3
Total revenue	1.5	305.7	439.3	(2.0)	744.5
Expenses:
Losses and loss adjustment expenses	—	144.6	229.7	—	374.3
Underwriting, acquisition and insurance expenses	9.5	101.5	158.1	—	269.1
Interest expense	0.7	7.6	1.2	—	9.5
Fee expense (income), net	—	2.4	(1.3)	—	1.1
Foreign currency exchange loss (gain)	—	0.9	(7.5)	—	(6.6)
Total expenses	10.2	257.0	380.2	—	647.4
Income (loss) before income taxes	(8.7)	48.7	59.1	(2.0)	97.1
Provision (benefit) for income taxes	—	11.2	(0.8)	—	10.4
Net income (loss) before equity in earnings of subsidiaries	(8.7)	37.5	59.9	(2.0)	86.7
Equity in undistributed earnings of subsidiaries	95.4	—	—	(95.4)	—
Net income	$86.7	$37.5	$59.9	$(97.4)	$86.7

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$229.5	$432.3	$—	$661.8
Net investment (expense) income	(0.2)	28.8	15.3	—	43.9
Net realized investment and other gains (loss)	—	25.4	4.2	—	29.6
Total revenue	(0.2)	283.7	451.8	—	735.3
Expenses:
Losses and loss adjustment expenses	—	141.3	226.3	—	367.6
Underwriting, acquisition and insurance expenses	10.1	96.4	159.0	—	265.5
Interest expense	1.2	7.5	1.6	(0.2)	10.1
Fee expense (income), net	—	3.0	(1.5)	—	1.5
Foreign currency exchange (gain) loss	—	(0.2)	3.4	—	3.2
Total expenses	11.3	248.0	388.8	(0.2)	647.9
Income (loss) before income taxes	(11.5)	35.7	63.0	0.2	87.4
Provision for income taxes	—	8.1	0.5	—	8.6
Net income (loss) before equity in earnings of subsidiaries	(11.5)	27.6	62.5	0.2	78.8
Equity in undistributed earnings of subsidiaries	90.3	—	—	(90.3)	—
Net income	$78.8	$27.6	$62.5	$(90.1)	$78.8

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$11.4	$20.7	$62.5	$—	$94.6
Cash flows from investing activities:
Proceeds from sales of investments	—	493.4	150.5	—	643.9
Maturities and mandatory calls of fixed maturity investments	—	311.7	70.9	—	382.6
Purchases of investments	—	(770.6)	(246.7)	—	(1,017.3)
Change in short-term investments and foreign regulatory deposits	0.2	(6.9)	(34.0)	—	(40.7)
Settlements of foreign currency exchange forward contracts	0.8	—	(5.4)	—	(4.6)
Purchases of fixed assets and other, net	0.2	(0.4)	4.4	—	4.2
Cash used by investing activities	1.2	27.2	(60.3)	—	(31.9)
Cash flows from financing activities:
Borrowings under intercompany note, net	—	—	—	—	—
Activity under stock incentive plans	(1.4)	—	—	—	(1.4)
Repurchase of Company's common shares	—	(24.9)	—	—	(24.9)
Excess tax expense from share-based payment arrangements	—	0.1	—	—	0.1
Payment of cash dividend to common shareholders	(11.2)	—	—	—	(11.2)
Cash used by financing activities	(12.6)	(24.8)	—	—	(37.4)
Effect of exchange rate changes on cash	—	—	0.2	—	0.2
Change in cash	—	23.1	2.4	—	25.5
Cash, beginning of the period	—	49.3	31.7	—	81.0
Cash, end of period	$—	$72.4	$34.1	$—	$106.5

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$(14.3)	$(42.2)	$26.6	$6.4	$(23.5)
Cash flows from investing activities:
Proceeds from sales of investments	—	$389.6	242.7	—	632.3
Maturities and mandatory calls of fixed maturity investments	—	$100.6	56.2	—	156.8
Purchases of investments	—	$(481.0)	(285.2)	—	(766.2)
Change in short-term investments and foreign regulatory deposits	0.7	$24.9	24.9	—	50.5
Settlements of foreign currency exchange forward contracts	(0.1)	—	0.2	—	0.1
Issuance of intercompany note, net	—	$14.5	(41.5)	27.0	—
Purchases of fixed assets and other, net	(6.8)	$(5.6)	(15.2)	(6.4)	(34.0)
Cash (used) provided by investing activities	(6.2)	$43.0	(17.9)	20.6	39.5
Cash flows from financing activities:
Borrowings under intercompany note, net	27.0	—	—	(27.0)	—
Activity under stock incentive plans	2.2	—	0.1	—	2.3
Repurchase of Company's common shares	—	$(31.2)	—	—	(31.2)
Payment of cash dividend to common shareholders	(8.7)	—	—	—	(8.7)
Cash provided (used) by financing activities	20.5	$(31.2)	0.1	(27.0)	(37.6)
Effect of exchange rate changes on cash	—	—	0.4	—	0.4
Change in cash	—	$(30.4)	9.2	—	(21.2)
Cash, beginning of period	—	$132.1	25.3	—	157.4
Cash, end of period	$—	$101.7	$34.5	$—	$136.2

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our results of operations for the six months ended June 30, 2015 compared with the six months ended June 30, 2014, and also a discussion of our financial condition as of June 30, 2015. This discussion and analysis should be read in conjunction with the attached unaudited interim Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2015, including the audited Consolidated Financial Statements and notes thereto.

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

Consolidated Results of Operations

For the three and six months ended June 30, 2015, we reported net income of $27.9 million and $86.7 million, or $0.98 and $3.03 per diluted share, respectively.  For the three and six months ended June 30, 2014, we reported net income of $38.6 million and $78.8 million, or $1.32 and $2.67 per diluted share, respectively.

The following is a comparison of selected data from our operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Gross written premiums	$557.8	$520.1	$1,034.5	$983.2
Earned premiums	$346.0	$336.1	$680.6	$661.8
Net investment income	21.8	20.6	42.6	43.9
Net realized investment and other gains	5.3	18.5	21.3	29.6
Total revenue	$373.1	$375.2	$744.5	$735.3
Income before income taxes	34.7	$44.7	97.1	$87.4
Provision for income taxes	6.8	6.1	10.4	8.6
Net income	$27.9	$38.6	$86.7	$78.8
Loss ratio	55.1%	55.1%	55.0%	55.6%
Expense ratio	40.3%	40.7%	39.5%	40.1%
Combined ratio	95.4%	95.8%	94.5%	95.7%

The increase in consolidated gross written and earned premiums was primarily attributable to growth in our segments resulting from our introduction of new products and increased renewals. Partially offsetting these increases for the six months ended June 30, 2015 were declines in gross written premiums in the International Specialty segment due to increased competition in the property reinsurance market.  All of our segments have been impacted by increased competition and pressure on rates.

Consolidated net investment income increased for the three months ended June 30, 2015 as compared to the same period of 2014 due to the timing of receipt of dividend and other income.  Consolidated net investment income decreased for the six months ended June

30, 2015 as compared to the same period of 2014 due primarily to the continued reinvestment at market yields below the portfolio’s book yield and an increased focus on total portfolio returns relative to current income.

Consolidated net realized gains for the three months ended June 30, 2015 primarily consisted of $8.6 million of gains recognized from our equity portfolio, partially offset by $2.8 million in net realized losses from our fixed maturity and other invested assets portfolio, including our investments accounted for under the equity method. Additionally, for the three months ended June 30, 2015 we recognized $1.4 million of other-than-temporary impairment losses on certain investment securities.  Consolidated net realized gains for the three months ended June 30, 2014 primarily consisted of $8.9 million from our equity portfolio and $9.0 million from our other invested assets portfolio, partially offset by $1.4 million other-than-temporary impairment losses on certain investment securities.  Consolidated net realized gains for the six months ended June 30, 2015 included $11.7 million from our equity portfolio and $12.8 million from our other invested assets portfolio, partially offset by $1.9 million in other-than-temporary impairment losses.  Consolidated net realized gains for the six months ended June 30, 2014 included $15.3 million from our equity portfolio and $16.8 million from our other invested assets portfolio, partially offset by $1.4 million in other-than-temporary impairment losses.

We have purchased foreign currency future forward contracts to manage currency exposure on losses related to the New Zealand and Japan earthquakes and Australian floods.  The open contracts have a term of 90 days to match the anticipated payment pattern of the associated losses, and may be renewed at the end of each term.  We do not apply hedge accounting to these contracts; as a result, all gains (losses) were recognized in net realized investment gains (losses).  For the three months ended June 30, 2015, we recognized $0.7 million in foreign currency exchange gains related to the loss reserves recorded for these events which were offset by $0.6 million in realized losses from the currency forward contracts. For the six months ended June 30, 2015, we recognized foreign currency exchange gains of $1.2 million related to the loss reserves recorded for these events which were offset by $1.5 million in realized losses from the currency forward contracts.  The foreign currency exchange gains related to these loss reserves and the realized losses from the currency forward contracts are reported under the Corporate and Other segment.

Consolidated losses and loss adjustment expenses were $190.6 million and $185.1 million for the three months ended June 30, 2015 and 2014, respectively.  Included in losses and loss adjustment expenses for the three months ended June 30, 2015 was $5.0 million of net favorable development on prior accident year loss reserves, primarily attributable to favorable development in the general liability, property lines, commercial automobile and reinsurance lines partially offset by unfavorable development in the workers compensation and commercial multi-peril lines.  Partially offsetting this favorable reserve development was $2.3 million in catastrophe losses resulting from storm activity in the United States.  Included in losses and loss adjustment expenses for the three months ended June 30, 2014 was $12.0 million in large losses for the 2014 accident year.  Also included in losses and loss adjustment expenses for the three months ended June 30, 2014 was $4.2 million in catastrophe losses resulting from storm activity in the United States and Europe.  Partially offsetting these losses was $14.4 million of net favorable development on prior accident year loss reserves, primarily attributable to favorable development in the general liability and property lines partially offset by unfavorable development in the commercial automobile and commercial multi-peril lines.

Consolidated losses and loss adjustment expenses were $374.3 million and $367.6 million for the six months ended June 30, 2015 and 2014, respectively.  Included in losses and loss adjustment expenses for the six months ended June 30, 2015 and 2014 were $5.3 million and $8.4 million, respectively, in catastrophe losses.  Included in losses and loss adjustment expenses for the six months ended June 30, 2014 was $15.8 million for large losses for the 2014 accident year.  Included in losses and loss adjustment expenses for the six months ended June 30, 2015 was $8.7 million in net favorable loss reserve development on prior accident years compared to $23.3 million in net favorable loss reserve development on prior accident years for the same period in 2014.

The following table summarizes the above referenced loss reserve development with respect to prior year loss reserves by line of business for the six months ended June 30, 2015.

(in millions)	2014 Net Reserves	Net Reserve Development (Favorable)/Unfavorable	Percent of 2014 Net Reserves
General liability	$913.0	$(15.0)	-1.6%
Workers compensation	327.9	6.3	1.9%
Syndicate 1200 property	99.2	(3.2)	-3.2%
Syndicate 1200 liability	202.4	0.6	0.3%
Commercial multi-peril	164.6	11.1	6.7%
Commercial auto liability	158.3	(4.8)	-3.0%
Reinsurance - nonproportional assumed property	79.7	(3.8)	-4.8%
Syndicate 1200 specialty	18.7	(1.1)	-5.9%
All other lines	173.3	1.2	0.7%
Total	$2,137.1	$(8.7)	-0.4%

In determining appropriate reserve levels for the six months ended June 30, 2015, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates.  No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for losses and loss adjustment expenses and record our best estimate.  Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data.  While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent years, this does not imply that more recent accident years’ reserves will also develop favorably; pricing, reinsurance costs, legal environment, general economic conditions including changes in inflation and many other factors impact management’s ultimate loss estimates.

When determining reserve levels, we recognize that there are several factors that present challenges and uncertainties to the estimation of net loss reserves.  Examples of these uncertainties include changes to the reinsurance structure and potential increases in inflation.  Our net retained losses vary by product and they have generally increased over time.  To properly recognize these uncertainties, actuarial reviews have given significant consideration to the paid and incurred Bornhuetter-Ferguson (“BF”) methodologies.  Compared with other actuarial methodologies, the paid and incurred BF methods assign smaller weight to actual reported loss experience, with the greatest weight assigned to an expected or planned loss ratio.  The expected or planned loss ratio has typically been determined using various assumptions pertaining to prospective loss frequency and loss severity.  In setting reserves at June 30, 2015, we continued to consider the paid and incurred BF methods for recent years.

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

Consolidated gross reserves for losses and loss adjustment expenses were $3,078.2 million (including $90.5 million of reserves attributable to Syndicate 1200 segment's trade capital providers) and $3,067.9 million (including $70.2 million of reserves attributable to Syndicate 1200 segment’s trade capital providers) as of June 30, 2015 and 2014, respectively.  Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances.  Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Consolidated underwriting, insurance and acquisition expenses were $139.5 million and $269.1 million for the three and six months ended June 30, 2015, respectively, compared to $136.8 million and $265.5 million for the same periods in 2014.  The decline in the consolidated expense ratio for 2015 as compared to 2014 was primarily attributable to a reduction in the accrual for premium taxes and other assessments due to a change in accounting estimate, partially offset by increased expense for our equity compensation plans due to increases in the fair value of our common stock.

Consolidated interest expense was $4.6 million and $9.5 million for the three and six months ended June 30, 2015, respectively, compared to $5.1 million and $10.1 million for the same periods ended 2014.  The decline in consolidated interest expense was the result of extinguishment in July 2014 of a junior subordinated debenture.

Consolidated foreign currency exchange loss was $3.0 million and $3.4 million for the three months ended June 30, 2015 and 2014, respectively.  For the six months ended June 30, 2015, consolidated foreign currency exchange gains were $6.6 million compared to a foreign currency exchange loss of $3.2 million for the same period ended 2014.  The changes in the foreign currency exchange gains/losses were due to fluctuations of the U.S Dollar, on a weighted average basis, against the currencies in which we transact our business.  During the second quarter of 2015, the United States Dollar declined against the British Pound, the Euro and the Canadian Dollar.   For the first six months of 2015, the United States Dollar appreciated against all major currencies, except the British Pound, which was essentially flat.

The consolidated provision for income taxes was $6.8 million and $10.4 million for the three and six months ended June 30, 2015, respectively, compared to $6.1 million and $8.6 million for the same periods ended 2014.  The income tax provision represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which we operate.  Therefore, the provision for income taxes represents taxes on net income for our United States, Ireland, Belgium, Brazil, Switzerland and United Kingdom operations.  The income tax provisions for the three and six months ended June 30, 2015 and 2014 were primarily attributable to our United States operations.

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

Excess and Surplus Lines

The following table summarizes the results of operations for the Excess and Surplus Lines segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Gross written premiums	$196.2	$175.8	$358.8	$315.8
Earned premiums	131.1	125.3	254.2	$242.7
Losses and loss adjustment expenses	71.8	64.3	137.2	129.2
Underwriting, acquisition and insurance expenses	42.6	40.2	82.6	80.3
Underwriting income	16.7	20.8	34.4	33.2
Net investment income	9.0	9.0	17.5	18.3
Interest expense	(1.5)	(1.6)	(3.0)	(3.2)
Income before income taxes	$24.2	$28.2	$48.9	$48.3
Loss ratio	54.8%	51.3%	54.0%	53.2%
Expense ratio	32.5%	32.1%	32.5%	33.1%
Combined ratio	87.3%	83.4%	86.5%	86.3%

The increase in gross written and earned premiums for the three and six months ended June 30, 2015 as compared to the same periods in 2014 was primarily attributable to increased underwriting activity in the casualty, management liability, errors and omissions and environmental units.  Partially offsetting these increases were reduced writings in the transportation, contract and property units.  The Excess and Surplus lines segment has been impacted by increased competition and declining rates.

Included in losses and loss adjustment expenses for the three months ended June 30, 2015 was $1.5 million in catastrophe losses resulting from spring storm activity.  Offsetting these losses was $6.8 million of net favorable loss reserve development on prior accident years primarily within the general and products liability, commercial automobile and property lines.  Included in losses and loss adjustment expenses for the three months ended June 30, 2014 was $0.6 million in catastrophe losses resulting from spring storm activity and $4.0 million in current accident year large property losses.  Offsetting these losses was $13.7 million of net favorable loss reserve development on prior accident years primarily within the general and products liability lines of business, partially offset by unfavorable development in commercial automobile lines.

Included in losses and loss adjustment expenses for the six months ended June 30, 2015 was $2.0 million in catastrophe losses resulting from spring storm activity.  Offsetting these losses was $15.0 million of net favorable loss reserve development on prior accident years primarily within the general and products liability, commercial automobile and property lines.  Included in losses and loss adjustment expenses for the six months ended June 30, 2014 was $2.4 million in catastrophe losses from spring storm activity and $4.0 million in 2014 accident year large property losses.  Offsetting these catastrophe losses was $21.7 million of net favorable loss reserve development on prior accident years primarily within the general and products liability lines of business, partially offset by unfavorable development in commercial automobile and property lines.

The increase in the expense ratio for the three months ended June 30, 2015 as compared to the same period in 2014 was primarily due to increased compensation and technology expenses, partially offset by reductions in bad debt expense and contingent commissions payable.  The decline in the expense ratio for the six months ended June 30, 2015 as compared to the same period ended 2014 was primarily attributable to reduced expenses resulting from the cancellation of a reinsurance contract.

Commercial Specialty

The following table summarizes the results of operations for the Commercial Specialty segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Gross written premiums	$92.5	$83.6	$199.5	$189.5
Earned premiums	$71.7	$71.1	$144.3	$142.8
Losses and loss adjustment expenses	46.7	47.7	95.6	95.4
Underwriting, acquisition and insurance expenses	22.6	25.8	45.4	50.9
Underwriting income (loss)	2.4	(2.4)	3.3	(3.5)
Net investment income	4.7	4.6	9.2	9.3
Interest expense	(0.8)	(0.8)	(1.6)	(1.6)
Fee expense, net	(1.7)	(1.9)	(2.5)	(3.0)
Income before income (loss) taxes	$4.6	$(0.5)	$8.4	$1.2
Loss ratio	65.2%	67.0%	66.2%	66.8%
Expense ratio	31.5%	36.4%	31.5%	35.7%
Combined ratio	96.7%	103.4%	97.7%	102.5%

The increase in gross written and earned premiums was primarily attributable to increased premium writings in all lines with the exceptions of our grocery and retail businesses.  Gross written premiums were negatively impacted by decreasing rates and increasing competition coupled with adverse economic conditions in the energy and mining sectors.

Included in the loss ratio for the three months ended June 30, 2015 was $4.4 million of net unfavorable development on prior accident year reserves primarily attributable to unfavorable development in the general liability and workers compensation lines, partially offset by favorable development in the short-tail and auto liability lines.  Also included in loss expense for the three months ended June 30, 2015 was $0.8 million of catastrophe losses resulting from spring storms.  Included in the loss ratio for the three months ended June 30, 2014 was $2.9 million of net unfavorable development on prior accident year reserves primarily attributable to unfavorable development in the general liability and auto liability lines, partially offset by favorable development in the short-tail and workers compensation lines.  Also included in loss expense for the three months ended June 30, 2014 was $2.6 million of catastrophe losses resulting from spring storms.

Included in the loss ratio for the six months ended June 30, 2015 was $11.6 million of net unfavorable development on prior accident year reserves primarily attributable to unfavorable development in the general liability and workers compensation lines, partially offset by favorable development in the short-tail and auto liability lines.  Also included in loss expense for the six months ended June 30, 2015 was $1.3 million of catastrophe losses resulting from spring storms.  Included in the loss ratio for the six months ended June 30, 2014 was $4.9 million of net unfavorable development on prior accident year reserves primarily attributable to unfavorable development in the general liability and auto liability lines, partially offset by favorable development in the short-tail and workers compensation lines.  Also included in loss expense for the six months ended June 30, 2014 was $4.0 million of catastrophe losses resulting from spring storms.

The decline in the expense ratio for the three and six months ended June 30, 2015 as compared to the same periods ended 2014 was primarily attributable to reduced acquisition expense due to a decline in the accrual for premiums taxes and other assessments due to a change in accounting estimate.

The decrease in net fee expense for the three and six months ended June 30, 2015 as compared to 2014 was primarily attributable to the maturity of the fee based business.  In 2014, we began to shift select functions from risk bearing activities to non risk-bearing activities, as we continued to develop our fee-based business.  As a result, the expenses associated with the fee-based operations exceeded the income received for these activities, resulting in increased net fee expense for the three and six months ended June 30, 2014.

International Specialty

The following table summarizes the results of operations for the International Specialty segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Gross written premiums	$100.5	$97.4	$170.3	$180.6
Earned premiums	$38.3	$37.6	$75.6	$74.6
Losses and loss adjustment expenses	17.7	18.2	34.5	37.0
Underwriting, acquisition and insurance expenses	14.1	15.1	27.6	27.5
Underwriting income	6.5	4.3	13.5	10.1
Net investment income	3.0	2.0	5.9	3.8
Interest expense	(0.7)	(0.7)	(1.5)	(1.5)
Income before income taxes	$8.8	$5.6	$17.9	$12.4
Loss ratio	46.0%	48.4%	45.6%	49.6%
Expense ratio	36.5%	40.5%	36.4%	36.9%
Combined ratio	82.5%	88.9%	82.0%	86.5%

Gross written premiums increased for the three months ended June 30, 2015 as compared to the same period in 2014 due to increases in the short tail property reinsurance and the casualty lines, partially offset by reductions in the professional liability lines and in our Brazil operations.  The decline in gross written premiums for the six months ended June 30, 2015 as compared to the same period in 2014 was primarily due to declines in the short tail property reinsurance, professional liability lines and in our Brazil operations.  The lines written by the International Specialty segment continue to be highly competitive.  The increase in earned premiums for the three and six months ended June 30, 2015 as compared to the same periods in 2014 was primarily due to a reduction in our ceding percentages, coupled with a change in business mix.

Included in losses and loss adjustment expenses for the three months ended June 30, 2015 was $1.2 million in net favorable development on prior accident year loss reserves primarily in professional lines and short tail property reinsurance, compared to no development on prior accident year loss reserves for the three months ended June 30, 2014.  The International Specialty segment reported no catastrophe losses for the three months ended June 30, 2015.  Included in losses and loss adjustment expenses for the three months ended June 30, 2014 was $1.0 million in catastrophe losses resulting from European hail storms.

Included in losses and loss adjustment expenses for the six months ended June 30, 2015 was $3.7 million of net favorable development on prior accident year loss reserves primarily in our short tail property reinsurance, professional liability and casualty lines.  Included in losses and loss adjustment expenses for the six months ended June 30, 2014 was $0.4 million of net unfavorable development on prior accident year loss reserves primarily for our Brazil operations.  Included in losses and loss adjustment expenses for the six months ended June 30, 2015 was $1.0 million in catastrophe losses resulting from storm activity, compared to $2.0 million for the same period in 2014, as discussed above.

The decline in the expense ratio for the three and six months ended June 30, 2015 as compared to 2014 was primarily attributable to reduced technology and payroll related expenses.

Syndicate 1200

The following table summarizes the results of operations for the Syndicate 1200 segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Gross written premiums	$168.2	$163.5	$305.8	$297.1
Earned premiums	$104.5	$102.2	$206.4	$201.5
Losses and loss adjustment expenses	53.6	52.2	106.1	97.7
Underwriting, acquisition and insurance expenses	43.5	43.0	83.8	83.6
Underwriting income	7.4	7.0	16.5	20.2
Net investment income	2.4	2.1	4.6	5.8
Interest expense	(0.6)	(0.8)	(1.3)	(1.6)
Fee income, net	0.9	1.8	1.3	1.5
Income before income taxes	$10.1	$10.1	$21.1	$25.9
Loss ratio	51.3%	51.1%	51.4%	48.5%
Expense ratio	41.7%	42.1%	40.6%	41.5%
Combined ratio	93.0%	93.2%	92.0%	90.0%

For 2015, we reduced our participation percentage to 68%, down from 75% for 2014.  The increase in gross written and earned premiums for the three months ended June 30, 2015 as compared to the same period in 2014 was primarily attributable to increases in property, specialty and aerospace divisions, as we continued to establish new products and expand profitable lines.  Partially offsetting these increases were declines in premiums for the liability and marine and energy lines. Additionally, operations in China and Singapore contributed $3.1 million in gross written premiums for the three months ended June 30, 2015, as these offices began writing premiums in the latter part of 2014.  For the six months ended June 30, 2015, the increase in gross written premiums was attributable to increases in all lines, except property.  Operations in China and Singapore contributed $7.1 million in gross written premiums for the six months ended June 30, 2015.  Earned premiums reflect the increase in gross written premiums combined with a reduction of ceded premiums as we restructured our reinsurance programs.  The Syndicate 1200 segment has been adversely impacted by increased competition in the first half of 2015.

Losses and loss adjustment expenses are reported net of losses ceded to the trade capital providers.  The Syndicate 1200 segment reported no catastrophe for the three months ended June 30, 2015, and $1.0 million in catastrophe losses for the six months ended June 30, 2015, compared to no catastrophe losses for the same periods ended 2014.  Included in losses and loss adjustment expenses for the three months ended June 30, 2015 was $2.2 million of net favorable loss reserve development on prior accident years primarily attributable to favorable development in the property, general liability and specialty lines.  Included in losses and loss adjustment expenses for the three months ended June 30, 2014 was $6.4 million of net favorable loss reserve development on prior accident years primarily attributable to favorable development in the property lines, partially offset by unfavorable development in the general liability line.  Included in losses and loss adjustment expenses for the six months ended June 30, 2015 was $2.5 million of net favorable loss reserve development on prior accident years primarily attributable to favorable development in the property and specialty lines, partially offset by unfavorable development in the liability and aerospace lines.  Included in losses and loss adjustment expenses for the six months ended June 30, 2014 was $15.2 million net favorable loss reserve development on prior accident years primarily attributable to favorable development in the property, professional indemnity and aerospace lines, partially offset by unfavorable development in the general liability line.

The decline in the expense ratio for the three and six months ended June 30, 2015 as compared to the same period in 2014 was primarily attributable to a decline in fixed expenses coupled with an increase in earned premiums.

Fee income, net represents fees and profit commission derived from the management of third party capital for our underwriting syndicate at Lloyd’s.  The decline in net fee income for the three and six months ended June 30, 2015 as compared to the same periods in 2014 was primarily due to timing differences in revenues earned in the second quarter of 2014 as compared to the expenses incurred.

Run-off Lines

The following table summarizes the results of operations for the Run-off Lines segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Earned premiums	$0.4	$(0.1)	$0.1	$0.2
Losses and loss adjustment expenses	0.8	2.7	0.9	8.3
Underwriting, acquisition and insurance expenses	2.6	2.4	2.6	5.1
Underwriting loss	(3.0)	(5.2)	(3.4)	(13.2)
Net investment income	2.1	2.3	4.1	4.8
Fee income, net	0.1	—	0.1	—
Interest expense	(0.3)	(0.5)	(0.7)	(0.9)
Income (loss) before income taxes	$(1.1)	$(3.4)	$0.1	$(9.3)

Earned premiums for the three and six months ended June 30, 2015 and 2014 were primarily attributable to adjustments resulting from final audits, reinstatement premiums and other adjustments on policies previously underwritten.

Losses and loss adjustment expenses for the three months ended June 30, 2015 was the result of net unfavorable loss reserve development on prior accident years due to unfavorable development in our run-off workers compensation lines, driven by the impact of discount unwind, and our other assumed business.  Losses and loss adjustment expenses for the three months ended June 30, 2014 was the result of net unfavorable loss reserve development on prior accident years due to unfavorable asbestos and environmental development driven by asbestos liability for assumed business and unfavorable development in our run-off workers compensation lines.

Losses and loss adjustment expenses for the six months ended June 30, 2015 was the result of net unfavorable prior accident year loss reserve development in our run-off workers compensation and asbestos liability lines partially offset by net favorable reserve development in our run-off reinsurance lines.  Losses and loss adjustment expenses for the six months ended June 30, 2014 was the result of net unfavorable loss reserve development on prior accident years due to unfavorable development in workers compensation driven by increasing medical costs on older claims and unfavorable asbestos and environmental development driven by asbestos liability for assumed business.

The following table represents a reconciliation of total gross and net reserves for the Run-off Lines. Amounts in the net column are reduced by reinsurance recoverable.

	Six Months Ended June 30,
	2015		2014
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of period	$53.9	$50.3	$57.5	$53.3
Incurred losses	1.0	1.0	3.5	2.9
Losses paid	(4.3)	(3.6)	(10.2)	(8.9)
Loss reserves - asbestos and environmental, end of period	50.6	47.7	50.8	47.3
Risk management reserves	249.5	163.0	262.6	172.7
Run-off reinsurance reserves	4.3	4.3	4.8	4.8
Other run-off lines	3.2	3.0	3.4	3.2
Total loss reserves - Run-off Lines	$307.6	$218.0	$321.6	$228.0

Underwriting, acquisition and insurance expenses for the Run-off Lines segment consists primarily of administrative expenses.  The increase in underwriting expense for the three months ended June 30, 2015 as compared to the same period in 2014 was due to the recognition of $0.5 million in bad debt expense.  The decline in underwriting expense for the six months ended June 30, 2015 as compared to the same period of 2014 was due to a $2.2 million decline in the accrual for premium taxes and other assessments due to a change in accounting estimate.

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

Cash provided (used) by operating activities can fluctuate due to timing difference in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the six months ended June 30, 2015, net cash provided by operating activities was $94.6 million compared to net cash used by operating activities of $23.5 million for the six months ended June 30, 2014. The increase in cash flows from operating activities from 2015 to 2014 was driven by the timing of reinsurance payments primarily concentrated in the Syndicate 1200 segment, partially offset by the first quarter 2014 partial settlement of a whole account quota share contract covering the Syndicate 1200 segment loss reserves for the 2009 and prior years of account.

For the six months ended June 30, 2015, net cash used by investing activities was $31.9 million compared to net cash provided by investing activities of $39.5 million for the six months ended June 30, 2014. The decrease in cash flows from investing activities from 2015 to 2014 was mainly the result of purchases of fixed maturity and short-term investments, partially offset by the inflow of cash from maturities and mandatory calls of fixed maturity investments. As of June 30, 2015, $322.7 million of the investment portfolio was invested in short-term investments. Included in purchases of fixed assets for the six months ended June 30, 2015 was $42.6 million associated with the acquisition of real estate holdings, which were purchased on our behalf by a third-party intermediary using funds held in escrow from the fourth quarter 2014 sale of the Torrance, California real estate holdings, as previously disclosed in our December 31, 2014 Form 10-K.

For the six months ended June 30, 2015 and 2014, net cash used by financing activities was $37.4 million and $37.6 million, respectively. During the six months ended June 30, 2015 and 2014, we repurchased approximately 489,096 and 675,300 shares of our common stock for a total cost of $24.9 million and $31.2 million, respectively. We paid cash dividends to our shareholders totaling $11.2 million and $8.7 million during the six months ended June 30, 2015 and 2014, respectively.

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

Included in the Credit Agreement is a provision that allows up to $17.5 million of the revolving credit facility to be used for letters of credit (“LOCs”), subject to availability. As of June 30, 2015, there were no borrowings outstanding and $0.2 million in LOCs against the Credit Facility.

On February 17, 2015, our Board of Directors declared a 10% stock dividend, payable on March 16, 2015, to shareholders of record at the close of business on March 2, 2015. Shareholders received cash in lieu of fractional shares. On August 4, 2015, our Board of Directors declared a quarterly cash dividend in the amount of $0.20 on each share of common stock outstanding. The dividend will be paid on September 15, 2015 to shareholders of record at the close of business on September 1, 2015.

On November 5, 2013, our Board authorized the repurchase of up to $150.0 million of our common shares (“2013 Repurchase Authorization”). The 2013 Repurchase Authorization supersedes all the previous repurchase authorizations. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of June 30, 2015, availability under the 2013 Repurchase Authorization for future repurchases of our common shares was $67.9 million.

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

We have exposure to credit risk primarily as a holder of fixed maturity investments, short-term investments and other investments, which arises from the uncertainty associated with a financial instrument obligor’s ability to make timely principal and/or interest payments. Our risk management strategy and investment policy attempts to mitigate this risk by primarily investing in debt instruments of high credit quality issuers, limiting credit concentrations and diversifying issuers, and frequently monitoring the credit quality of issuers and counterparties.

We also have credit exposure related to receivables from reinsurers and insureds, and control this risk by limiting our exposure to any one counterparty and evaluating the financial strength of our reinsurance counterparties, including generally requiring minimum credit ratings. In certain cases, we also receive collateral from our customers and reinsurance counterparties, which reduces our credit exposure in certain instances.

As shown on the accompanying table, our fixed maturities portfolio is diversified among different types of investments. The securities are principally rated by one or more Nationally Recognized Statistical Rating Organizations (i.e., Standard & Poor’s, Moody’s Investors Services, Inc., and Fitch Ratings, Ltd). If a security has two ratings, the lower rating is used, and if a security has three ratings, the middle rating is used in the preparation of this table. At June 30, 2015, our fixed maturities portfolio had a weighted average rating of A+, with 71.0% ($2.0 billion fair value) rated A or better and 31.7% ($875.2 million fair value) rated AAA. Our portfolio included 10.7% ($294.9 million fair value) of less than investment grade (BB+ or lower) fixed maturities at June 30, 2015.

	Fair Value
(in millions)	AAA	AA	A	Other	Total
USD denominated:
U.S. Governments	$184.4	$—	$—	$0.6	$185.0
Non-U.S. Governments	33.5	14.5	6.1	30.3	84.4
Obligations of states and political subdivisions	117.4	273.3	80.0	22.1	492.8
Credit-Financial	4.1	49.3	261.5	154.7	469.6
Credit-Industrial	2.4	12.5	94.8	325.8	435.5
Credit-Utility	—	13.0	25.7	105.6	144.3
Structured securities:
CMO/MBS-agency	149.0	—	—	—	149.0
CMO/MBS-non agency	—	7.9	0.7	4.3	12.9
CMBS	90.0	35.4	8.5	28.4	162.3
ABS	164.1	8.7	31.7	41.4	245.9
Foreign denominated:
Governments	98.5	35.4	3.0	27.2	164.1
Credit	31.8	41.7	82.9	61.8	218.2
Total fixed maturities	$875.2	$491.7	$594.9	$802.2	$2,764.0

We also hold a diversified investment portfolio of common stocks in various industries and market segments, ranging from small market capitalization stocks to large capitalization companies. Marketable equity securities are carried on our Consolidated Balance Sheets at fair value, and are subject to the risk of potential loss in fair value resulting from adverse changes in prices. At June 30, 2015, the fair value of our equity securities portfolio was $486.6 million.

Foreign Currency Risk

We have exposure to foreign currency risk in both our insurance contracts and invested assets, and to a lesser extent in a portion of our debt. Some of our insurance contracts provide that ultimate losses may be payable in various foreign currencies. Foreign currency exchange rate risk exists where we do not have cash or securities denominated in the currency for which we will ultimately pay the claims. Thus, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance polices that are payable in foreign currencies with cash and investments that are denominated in such currencies. In certain instances, we use foreign exchange forward contracts to mitigate this risk. Due to the extended time frame for settling the claims plus the fluctuation in currency exchange rates, the potential exists for us to realize gains and/or losses related to foreign exchange rates. In addition, we may experience foreign currency gains or losses related to exchange rate fluctuations in operating expenses as certain operating costs are payable in currencies other than the U.S. Dollar. For the three and six months ended June 30, 2015, we recorded realized losses of $3.0 million and realized gains of $6.6 million, respectively, from movements in foreign currency rates on our insurance operations. In addition, we recorded realized losses of $2.9 million and $8.2 million from movements on foreign currency rates in our investment portfolio and realized losses of $3.8 million and realized gains of $6.9 million from our currency forward contracts for the three and six months ended June 30, 2015, respectively. We had unrealized losses at June 30, 2015 of $32.2 million in movements on foreign currency rates in our investment portfolio, which are recorded in “Other comprehensive income, net of taxes” in our Consolidated Balance Sheets. These losses are principally related to the strengthening of the U.S. Dollar versus other foreign currencies.

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

There were no changes in the internal control over financial reporting made during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis.  From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

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

From January 1, 2015 through June 30, 2015, we have repurchased a total 489,096 shares of our common shares for a total cost of $24.9 million.  Since the inception of the repurchase authorizations through June 30, 2015, we have repurchased 9,095,585 shares of our common stock at an average price of $35.87 for a total cost of $326.3 million.  These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981.  As of June 30, 2015, availability under the 2013 Repurchase Authorization for future repurchases of our common shares was $67.9 million.

The following table provides information with respect to shares of our common stock that were repurchased or surrendered during the three months ended June 30, 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publically Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
April 1 through April 30, 2015	65,165	$50.35	28,386	$73,259,767
May 1 through May 31, 2015	108,102	$49.88	107,656	$67,890,294
June 1 through June 30, 2015	—	$—	—	$67,890,294
Total	173,267		136,042

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under our various employees equity compensation plans.  For the six months ended June 30, 2015, we received 37,225 shares of our common stock, with an average price paid per share of $51.02 that were surrendered by employees in payment for the minimum required withholding taxes.

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

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

August 7, 2015	By	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

August 7, 2015	By	/s/ Jay S. Bullock
Jay S. Bullock
Executive Vice President and Chief Financial Officer