Form 10-Q
period 2015-09-30
Argo Group International Holdings, Ltd.
filed 2015-11-06
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding (net of treasury shares) of each of the issuer’s classes of common shares as of November 4, 2015.

Title	Outstanding
Common Shares, par value $1.00 per share	27,875,463

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	September 30,	December 31,
	2015	2014 *
	(Unaudited)
Assets
Investments:
Fixed maturities, at fair value:
Available-for-sale (cost: 2015 - $2,841.7; 2014 - $2,817.2)	$2,822.2	$2,840.7
Equity securities, at fair value (cost: 2015 - $358.5; 2014 - $307.3)	466.0	486.3
Other investments (cost: 2015 - $488.1; 2014 - $488.9)	500.0	495.1
Short-term investments, at fair value (cost: 2015 - $345.0; 2014 - $275.8)	344.8	275.8
Total investments	4,133.0	4,097.9
Cash	96.2	81.0
Accrued investment income	21.0	22.1
Premiums receivable	437.4	353.6
Reinsurance recoverables	1,067.3	997.2
Goodwill	152.2	152.2
Intangible assets, net of accumulated amortization	74.4	78.6
Current income taxes receivable, net	17.1	14.9
Deferred acquisition costs, net	141.4	124.6
Ceded unearned premiums	262.5	207.6
Other assets	225.0	226.6
Total assets	$6,627.5	$6,356.3
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$3,104.1	$3,042.4
Unearned premiums	932.7	817.2
Accrued underwriting expenses	131.8	143.1
Ceded reinsurance payable, net	286.4	178.8
Funds held	80.5	55.0
Senior unsecured fixed rate notes	143.8	143.8
Other indebtedness	57.4	62.0
Junior subordinated debentures	172.7	172.7
Deferred tax liabilities, net	33.4	53.0
Other liabilities	43.2	41.6
Total liabilities	4,986.0	4,709.6
Commitments and contingencies (Note 14)
Shareholders' equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 37,056,534 and 34,318,224 shares issued at September 30, 2015 and December 31, 2014, respectively	37.1	34.3
Additional paid-in capital	961.8	836.3
Treasury shares (9,181,544 and 8,606,489 shares at September 30, 2015 and December 31, 2014, respectively)	(331.1)	(301.4)
Retained earnings	950.2	969.4
Accumulated other comprehensive income, net of taxes	23.5	108.1
Total shareholders' equity	1,641.5	1,646.7
Total liabilities and shareholders' equity	$6,627.5	$6,356.3

* Derived from audited consolidated financial statements.

See accompany notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares and per share amount)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Premiums and other revenue:
Earned premiums	$346.0	$337.6	$1,026.6	$999.4
Net investment income	21.3	20.8	63.9	64.7
Fee and other income (expense), net	1.0	1.6	(0.1)	0.1
Net realized investment and other gains	3.7	12.9	25.0	42.5
Total revenue	372.0	372.9	1,115.4	1,106.7
Expenses:
Losses and loss adjustment expenses	200.0	191.9	574.3	559.5
Underwriting, acquisition and insurance expenses	132.8	133.8	401.9	399.3
Interest expense	4.8	4.9	14.3	15.0
Foreign currency exchange gain	(1.8)	(6.0)	(8.4)	(2.8)
Total expenses	335.8	324.6	982.1	971.0
Income before income taxes	36.2	48.3	133.3	135.7
Provision for income taxes	0.9	3.6	11.3	12.2
Net income	$35.3	$44.7	$122.0	$123.5
Net income per common share:
Basic	$1.27	$1.57	$4.36	$4.28
Diluted	$1.24	$1.54	$4.28	$4.21
Dividend declared per common share	$0.20	$0.16	$0.60	$0.46
Weighted average common shares:
Basic	27,916,586	28,552,240	27,997,638	28,824,182
Diluted	28,474,504	29,080,608	28,540,094	29,337,175

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net realized investment and other gains before other-than- temporary impairment losses	$7.1	$13.1	$30.3	$44.1
Other-than-temporary impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturities	—	—	(0.9)	(1.2)
Other-than-temporary impairment losses on equity securities	(3.4)	(0.2)	(4.4)	(0.4)
Impairment losses recognized in earnings	(3.4)	(0.2)	(5.3)	(1.6)
Net realized investment and other gains	$3.7	$12.9	$25.0	$42.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in millions)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$35.3	$44.7	$122.0	$123.5
Other comprehensive loss:
Foreign currency translation adjustments	(4.0)	(2.3)	(6.6)	(1.9)
Unrealized (losses) gains on securities:
(Losses) gains arising during the year	(69.7)	(38.8)	(104.3)	16.1
Reclassification adjustment for losses (gains) included in net income	0.1	(5.8)	(6.9)	(22.0)
Other comprehensive loss before tax	(73.6)	(46.9)	(117.8)	(7.8)
Income tax (benefit) provision related to other comprehensive loss:
Unrealized (losses) gains on securities:
(Losses) gains arising during the year	(18.3)	(4.9)	(28.6)	10.7
Reclassification adjustment for losses (gains) included in net income	(1.7)	(4.1)	(4.6)	(7.2)
Income tax (benefit) provision related to other comprehensive loss	(20.0)	(9.0)	(33.2)	3.5
Other comprehensive loss, net of tax	(53.6)	(37.9)	(84.6)	(11.3)
Comprehensive (loss) income	$(18.3)	$6.8	$37.4	$112.2

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$122.0	$123.5
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	30.7	27.8
Share-based payments expense	20.8	13.3
Excess tax benefit from share-based payment arrangements	(0.6)	(0.1)
Deferred income tax provision, net	13.8	22.9
Net realized investment and other gains	(25.0)	(42.5)
Loss on disposals of fixed assets, net	0.2	—
Change in:
Accrued investment income	1.1	3.5
Receivables	(162.2)	214.1
Deferred acquisition costs	(17.6)	(13.0)
Ceded unearned premiums	(58.5)	(31.2)
Reserves for losses and loss adjustment expenses	75.9	(167.7)
Unearned premiums	123.0	87.6
Ceded reinsurance payable and funds held	134.3	(159.5)
Income taxes	(2.3)	(35.3)
Accrued underwriting expenses	(19.7)	4.1
Other, net	(0.1)	24.2
Cash provided by operating activities	235.8	71.7
Cash flows from investing activities:
Sales of fixed maturity investments	609.8	884.6
Maturities and mandatory calls of fixed maturity investments	637.4	243.6
Sales of equity securities	61.6	61.8
Sales of other investments	57.4	29.7
Purchases of fixed maturity investments	(1,303.4)	(1,197.3)
Purchases of equity securities	(97.9)	(17.7)
Purchases of other investments	(67.2)	(49.8)
Change in foreign regulatory deposits and voluntary pools	7.5	22.5
Change in short-term investments	(69.9)	(16.5)
Settlements of foreign currency exchange forward contracts	(6.7)	0.6
Purchases of fixed assets	(22.0)	(26.7)
Other, net	17.4	(21.5)
Cash used by investing activities	(176.0)	(86.7)
Cash flows from financing activities:
Payment on note payable	—	(0.1)
Redemption of trust preferred securities, net	—	(18.0)
Activity under stock incentive plans	1.5	3.3
Repurchase of Company's common shares	(29.7)	(40.9)
Excess tax expense from share-based payment arrangements	0.6	0.1
Payment of cash dividends to common shareholders	(17.1)	(13.4)
Cash used by financing activities	(44.7)	(69.0)
Effect of exchange rate changes on cash	0.1	(0.3)
Change in cash	15.2	(84.3)
Cash, beginning of period	81.0	157.4
Cash, end of period	$96.2	$73.1

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

The interim financial information as of, and for the three and nine months ended, September 30, 2015 and 2014 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain amounts in prior years’ financial statements have been reclassified to conform to the current presentation.

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

2.	Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (Topic 606). The ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The ASU provides a five-step analysis of transactions to determine when and how revenue is recognized and requires additional disclosures sufficient to describe the nature, amount, timing and uncertainty of revenue and cash flows for these transactions. This ASU is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted as early as annual reporting periods beginning after December 15, 2016. We will adopt this ASU on January 1, 2018. Companies may use either a “full retrospective” adoption, meaning the update is applied to all periods presented, or a “modified retrospective” adoption, meaning the update is applied only to the most current period presented in the financial statements. While insurance contracts are excluded from this ASU, fee income related to our brokerage operations and management of the third-party capital for our underwriting Syndicate at Lloyd’s will be subject to this updated guidance. We continue to evaluate what impact this ASU will have on our financial results and disclosures and which adoption method to apply, but no not anticipate such impact being material based on the limited revenue streams subject to the ASU.

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

3.	Investments

Composition of Invested Assets

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments were as follows:

September 30, 2015
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
USD denominated:
U.S. Governments	$167.8	$1.4	$0.3	$168.9
Non-U.S. Governments	87.4	0.4	1.8	86.0
Obligations of states and political subdivisions	473.6	19.4	0.5	492.5
Credit-Financial	491.4	8.2	2.5	497.1
Credit-Industrial	493.0	6.7	6.8	492.9
Credit-Utility	148.8	2.1	7.4	143.5
Structured securities:
CMO/MBS-agency (1)	132.8	6.0	0.2	138.6
CMO/MBS-non agency	11.7	0.7	—	12.4
CMBS (2)	165.5	0.9	0.7	165.7
ABS (3)	127.8	0.5	0.3	128.0
CLO (4)	136.0	0.4	0.8	135.6
Foreign denominated:
Governments	171.4	1.0	20.1	152.3
Credit	126.0	1.3	18.3	109.0
ABS/CMBS	24.9	0.1	2.9	22.1
CLO	83.6	1.2	7.2	77.6
Total fixed maturities	2,841.7	50.3	69.8	2,822.2
Equity securities	358.5	129.7	22.2	466.0
Other investments	488.1	12.6	0.7	500.0
Short-term investments	345.0	—	0.2	344.8
Total investments	$4,033.3	$192.6	$92.9	$4,133.0

(1)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(2)	Commercial mortgage-backed securities (“CMBS”).
(3)	Asset-backed securities (“ABS”).
(4)	Collateralized loan obligations (“CLO”).

December 31, 2014
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
USD denominated:
U.S. Governments	$184.0	$1.3	$0.3	$185.0
Non-U.S. Governments	79.9	0.6	0.6	79.9
Obligations of states and political subdivisions	468.1	22.9	0.3	490.7
Credit-Financial	508.1	12.3	2.3	518.1
Credit-Industrial	493.7	9.4	3.5	499.6
Credit-Utility	142.7	3.2	3.9	142.0
Structured securities:
CMO/MBS-agency (1)	168.0	8.0	0.7	175.3
CMO/MBS-non agency	13.2	0.8	—	14.0
CMBS (2)	178.6	1.6	0.2	180.0
ABS (3)	142.7	0.4	0.5	142.6
CLO (4)	78.7	0.2	0.5	78.4
Foreign denominated:
Governments	148.4	1.2	9.4	140.2
Credit	136.7	1.8	12.5	126.0
ABS/CMBS	29.5	0.2	2.5	27.2
CLO	44.9	0.7	3.9	41.7
Total fixed maturities	2,817.2	64.6	41.1	2,840.7
Equity securities	307.3	184.1	5.1	486.3
Other investments	488.9	7.5	1.3	495.1
Short-term investments	275.8	—	—	275.8
Total investments	$3,889.2	$256.2	$47.5	$4,097.9

(1)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(2)	Commercial mortgage-backed securities (“CMBS”).
(3)	Asset-backed securities (“ABS”).
(4)	Collateralized loan obligations (“CLO”).

Included in “Total investments” in our Consolidated Balance Sheets at September 30, 2015 and December 31, 2014 is $78.2 million and $75.2 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party participants that provide underwriting capital to our Syndicate 1200 segment.

Contractual Maturity

The amortized cost and fair values of fixed maturity investments as of September 30, 2015, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$219.8	$208.4
Due after one year through five years	1,295.9	1,285.8
Due after five years through ten years	480.4	481.0
Thereafter	163.3	167.0
Structured securities	682.3	680.0
Total	$2,841.7	$2,822.2

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Other Invested Assets

Details regarding the carrying value and unfunded investment commitments of the other invested assets portfolio as of September 30, 2015 and December 31, 2014 were as follows:

September 30, 2015
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$141.3	$—
Private equity	143.7	71.6
Long only funds	195.1	—
Other investments	19.9	—
Total other invested assets	$500.0	$71.6

December 31, 2014
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$153.2	$—
Private equity	123.6	72.9
Long only funds	200.7	—
Other investments	17.6	—
Total other invested assets	$495.1	$72.9

The following describes each investment type:

•	Hedge funds: Hedge funds include funds that primarily buy and sell stocks including short sales, multi-strategy credit, relative value credit and distressed credit.
•

Private equity:  Private equity includes buyout funds, real asset/infrastructure funds, credit special situations funds, mezzanine lending funds and direct investments and strategic non-controlling minority investments in private companies that are principally accounted for using the equity method of accounting.

•

Long only funds: These funds include a fund that primarily owns international stocks, a fund that owns high yield fixed income securities and a fund that primarily owns investment-grade corporate and sovereign fixed income securities.

•

Other investments: Other investments include our participation in pools, foreign exchange currency forward contracts to manage exposure on losses related to global catastrophic events, our Canadian dollar investment portfolio, certain Euro and other non-U.S. dollar denominated investments and to minimize negative impacts to our investment portfolio returns.

Unrealized Losses and Other-Than-Temporary Impairments

An aging of unrealized losses on our investments in fixed maturities, equity securities, other investments and short-term investments is presented below:

September 30, 2015	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments (2)	$33.6	$0.3	$0.4	$—	$34.0	$0.3
Non-U.S. Governments	32.9	1.5	3.1	0.3	36.0	1.8
Obligations of states and political subdivisions	27.2	0.2	8.5	0.3	35.7	0.5
Credit-Financial	197.9	2.2	19.1	0.3	217.0	2.5
Credit-Industrial	218.4	5.2	30.6	1.6	249.0	6.8
Credit-Utility	75.0	3.9	13.3	3.5	88.3	7.4
Structured securities:
CMO/MBS-agency (1)	7.9	—	8.2	0.2	16.1	0.2
CMBS (2)	54.9	0.7	4.5	—	59.4	0.7
ABS (1)	27.5	—	12.1	0.3	39.6	0.3
CLO	95.2	0.7	8.9	0.1	104.1	0.8
Foreign denominated:
Governments (2)	136.3	20.1	0.3	—	136.6	20.1
Credit	104.2	18.3	—	—	104.2	18.3
ABS/CMBS	21.8	2.9	—	—	21.8	2.9
CLO	75.6	7.2	—	—	75.6	7.2
Total fixed maturities	1,108.4	63.2	109.0	6.6	1,217.4	69.8
Equity securities	136.0	22.2	—	—	136.0	22.2
Other investments	(0.4)	0.7	—	—	(0.4)	0.7
Short-term investments	20.5	0.2	—	—	20.5	0.2
Total	$1,264.5	$86.3	$109.0	$6.6	$1,373.5	$92.9

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

December 31, 2014	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments	$55.0	$0.2	$15.7	$0.1	$70.7	$0.3
Non-U.S. Governments	36.5	0.4	5.2	0.2	41.7	0.6
Obligations of states and political subdivisions	10.4	0.1	16.6	0.2	27.0	0.3
Credit-Financial	195.7	2.2	11.1	0.1	206.8	2.3
Credit-Industrial	240.8	3.3	12.2	0.2	253.0	3.5
Credit-Utility	63.1	3.8	1.9	0.1	65.0	3.9
Structured securities:
CMO/MBS-agency	10.1	0.1	19.2	0.6	29.3	0.7
CMBS	49.3	0.1	6.0	0.1	55.3	0.2
ABS	68.8	0.2	8.1	0.3	76.9	0.5
CLO	60.4	0.5	—	—	60.4	0.5
Foreign denominated:
Governments	123.7	9.3	11.2	0.1	134.9	9.4
Credit	122.3	12.3	0.9	0.2	123.2	12.5
ABS/CMBS	26.8	2.5	—	—	26.8	2.5
CLO	41.7	3.9	—	—	41.7	3.9
Total fixed maturities	1,104.6	38.9	108.1	2.2	1,212.7	41.1
Equity securities	53.6	5.1	—	—	53.6	5.1
Other investments	(0.9)	1.3	—	—	(0.9)	1.3
Short-term investments	—	—	—	—	—	—
Total	$1,157.3	$45.3	$108.1	$2.2	$1,265.4	$47.5

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

We hold a total of 6,805 securities, of which 2,909 were in an unrealized loss position for less than one year and 193 were in an unrealized loss position for a period one year or greater as of September 30, 2015. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increased credit spreads, foreign currency fluctuations and higher market yields relative to the date the securities were purchased, and for structured securities, by the performance of the underlying collateral, as well. In considering whether an investment is other-than-temporarily impaired or not, we also considered that we do not intend to sell the investments and it is unlikely that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. In situations where we did not recognize other-than-temporary losses on investments in our equity portfolio, we have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation, have the ability and intent to hold these investments until a recovery of the cost basis. We do not consider these investments to be other-than-temporarily impaired at September 30, 2015.

There was no recognized other-than-temporary loss on our fixed maturities portfolio for the three months ended September 30, 2015 and September 30, 2014. We recognized other-than-temporary losses on our fixed maturities portfolio of $0.9 million and $1.2 million for the nine months ended September 30, 2015 and 2014, respectively. We recognized other-than-temporary losses on our equity portfolio of $3.4 million and $4.4 million for the three and nine months ended September 30, 2015, respectively. We recognized other-than-temporary losses on our equity portfolio of $0.2 million and $0.4 million for the three and nine months ended September 30, 2014, respectively.

Realized Gains and Losses

The following table presents our gross realized investment and other gains (losses):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Realized gains
Fixed maturities	$2.9	$4.5	$10.5	$15.2
Equity securities	9.8	0.7	22.6	16.1
Other investments	14.6	13.6	44.9	36.5
Short-term investments	—	—	1.1	0.1
Other assets	—	2.0	—	2.0
Gain on sale of real estate holdings	—	—	0.4	—
Gross realized investment gains	27.3	20.8	79.5	69.9
Realized losses
Fixed maturities	(4.1)	(1.1)	(13.1)	(8.7)
Equity securities	(2.5)	(0.1)	(3.6)	(0.2)
Other investments	(13.4)	(6.5)	(30.9)	(12.6)
Short-term investments	(0.1)	—	(1.5)	(0.3)
Other assets	(0.1)	—	(0.1)	(4.0)
Other-than-temporary impairment losses on fixed maturities	—	—	(0.9)	(1.2)
Other-than-temporary impairment losses on equity securities	(3.4)	(0.2)	(4.4)	(0.4)
Gross realized investment and other losses	(23.6)	(7.9)	(54.5)	(27.4)
Net realized investment and other gains	$3.7	$12.9	$25.0	$42.5

The cost of securities sold is based on the specific identification method.

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows:

(in millions)	Fixed Maturities	Equity Maturities	Other Investments	Short Term	Real Estate Holdings and Other	Tax Effects	Total
Three Months Ended September 30, 2015
Realized before impairments	$(1.2)	$7.3	$1.2	$(0.1)	$(0.1)	$(2.1)	$5.0
Realized - impairments	—	(3.4)	—	—	—	1.2	(2.2)
Change in unrealized	(22.6)	(46.7)	—	(0.2)	—	20.1	(49.4)

Three Months Ended September 30, 2014
Realized before impairments	$3.4	$0.6	$7.1	$—	$2.0	$(5.3)	$7.8
Realized - impairments	—	(0.2)	—	—	—	0.4	0.2
Change in unrealized	(33.9)	(10.7)	—	—	—	9.0	(35.6)

Nine Months Ended September 30, 2015
Realized before impairments	$(2.6)	$19.0	$14.0	$(0.4)	$0.3	$(10.5)	$19.8
Realized - impairments	(0.9)	(4.4)	—	—	—	1.8	(3.5)
Change in unrealized	(40.9)	(71.5)	1.5	(0.2)	—	33.3	(77.8)

Nine Months Ended September 30, 2014
Realized before impairments	$6.5	$15.9	$23.9	$(0.2)	$(2.0)	$(13.4)	$30.7
Realized - impairments	(1.2)	(0.4)	—	—	—	0.5	(1.1)
Change in unrealized	(12.0)	5.0	1.1	—	—	(3.5)	(9.4)

We entered into foreign currency exchange forward contracts to manage currency exposure on losses related to certain global catastrophe events. We did not renew this program in the third quarter of 2015 as the currency exposure has become immaterial. These currency forward contracts were carried at fair value in our Consolidated Balance Sheets in “Other investments” at September 30, 2014. The realized and unrealized gains and losses on these contracts are included in “Net realized investment and other gains” in our Consolidated Statements of Income. The notional amount of these currency forward contracts was $25.6 million at September 30, 2014. The fair value of these currency forward contracts was a loss of $2.0 million at September 30, 2014. For the three and nine months ended September 30, 2015, we recognized $0.0 million and $0.5 million in realized gains and $0.3 million and $2.3 million in realized losses, respectively, from these currency forward contracts. For the three and nine months ended September 30, 2014, we recognized $0.1 million and $3.9 million in realized gains and  $2.2 million and $4.1 million in realized losses, respectively, from these currency forward contracts.

We enter into foreign currency exchange forward contracts to manage currency exposure on our Canadian dollar (“CAD”) investment portfolio, certain Euro and other non-U.S. dollar denominated investments, and to minimize negative impacts to our investment portfolio returns. The currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other investments.” The realized and unrealized gains and losses are included in “Net realized investment and other gains” in our Consolidated Statements of Income. The notional amount of the Canadian dollar forward contracts was CAD 160.7 million (USD $119.9 million) and CAD 132.0 million (USD $118.3 million) as of September 30, 2015 and 2014, respectively. The notional amount of the remaining forward contracts was not material as of September 30, 2015 and 2014. The fair value of the currency forward contracts was a gain of $5.1 million and a loss of $0.4 million as of September 30, 2015 and 2014, respectively. For the three and nine months ended September 30, 2015, we recognized $8.6 million and $26.4 million in realized gains and $3.9 million and $13.4 million in realized losses, respectively, from the currency forward contracts. For both the three and nine months ended September 30, 2014, we recognized $5.7 million and $2.6 million in realized gains and realized losses, respectively.

Regulatory Deposits, Pledged Securities and Letters of Credit

At September 30, 2015, the amortized cost and fair value of investments on deposit with U.S., Canadian and various other agencies for regulatory purposes were $185.9 million and $192.3 million, respectively. At December 31, 2014, the amortized cost and fair value of investments on deposit with U.S., Canadian and various other agencies for regulatory purposes were $186.6 million and $194.2 million, respectively.

At September 30, 2015, investments with an amortized cost of $34.6 million and fair value of $34.8 million were pledged as collateral in support of irrevocable letters of credit (“LOCs”) in the amount of $28.2 million issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves. At December 31, 2014, investments with an amortized cost of $55.0 million and fair value of $55.3 million were pledged as collateral in support of irrevocable LOCs in the amount of $43.6 million issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves.

Our Corporate member’s capital supporting our Lloyd’s business was $211.9 million and $217.9 million at September 30, 2015 and December 31, 2014, respectively.

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

We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of September 30, 2015. A description of the valuation techniques we use to measure assets at fair value is as follows:

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

●

CMO/MBS agency, CMO/MBS non-agency, CMBS, ABS and CLO securities are reported at fair value using Level 2 inputs. For these securities, we obtain fair value measurements from third-party pricing services. Observable data may include dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

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

Transfers Between Level 1 and Level 2 Securities: There were no transfers between Level 1 and Level 2 securities during the three months ended September 30, 2015.

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	September 30, 2015	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$168.9	$110.4	$58.5	$—
Non-U.S. Governments	86.0	—	86.0	—
Obligations of states and political subdivisions	492.5	—	492.5	—
Credit-Financial	497.1	—	497.1	—
Credit-Industrial	492.9	—	492.9	—
Credit-Utility	143.5	—	143.5	—
Structured securities:
CMO/MBS-agency	138.6	—	138.6	—
CMO/MBS-non agency	12.4	—	12.4	—
CMBS	165.7	—	165.7	—
ABS	128.0	—	128.0	—
CLO	135.6	—	135.6	—
Foreign denominated:
Governments	152.3	—	152.3	—
Credit	109.0	—	109.0	—
ABS/CMBS	22.1	—	22.1	—
CLO	77.6	—	77.6	—
Total fixed maturities	2,822.2	110.4	2,711.8	—
Equity securities	466.0	465.2	—	0.8
Other investments	91.2	—	91.2	—
Short-term investments	344.8	323.8	21.0	—
	$3,724.2	$899.4	$2,824.0	$0.8

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2014	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$185.0	$99.2	$85.8	$—
Non-U.S. Governments	79.9	—	79.9	—
Obligations of states and political subdivisions	490.7	—	490.7	—
Credit-Financial	518.1	—	518.1	—
Credit-Industrial	499.6	—	499.6	—
Credit-Utility	142.0	—	142.0	—
Structured securities:
CMO/MBS-agency	175.3	—	175.3	—
CMO/MBS-non agency	14.0	—	14.0	—
CMBS	180.0	—	180.0	—
ABS	142.6	—	142.6	—
CLO	78.4	—	78.4	—
Foreign denominated:
Governments	140.2	—	140.2	—
Credit	126.0	—	126.0	—
ABS/CMBS	27.2	—	27.2	—
CLO	41.7	—	41.7	—
Total fixed maturities	2,840.7	99.2	2,741.5	—
Equity securities	486.3	485.4	—	0.9
Other investments	97.3	—	97.3	—
Short-term investments	275.8	273.9	1.9	—
	$3,700.1	$858.5	$2,840.7	$0.9

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

The fair value measurements in the tables above do not equal “Total investments” on our Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:

Fair Value Measurements Using Observable Inputs (Level 3)

(in millions)	Equity Securities	Total
Beginning balance, January 1, 2015	$0.9	$0.9
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	—
Included in other comprehensive income (loss)	—	—
Purchases, issuances, sales, and settlements
Purchases	—	—
Issuances	—	—
Sales	(0.1)	(0.1)
Settlements	—	—
Ending balance, September 30, 2015	$0.8	$0.8
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2015	$—	$—

(in millions)	Equity Securities	Other Assets	Total
Beginning balance, January 1, 2014	$1.3	$2.6	$3.9
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	—	—
Included in other comprehensive income (loss)	0.1	—	0.1
Purchases, issuances, sales, and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	(0.5)	—	(0.5)
Settlements	—	(2.6)	(2.6)
Ending balance, December 31, 2014	$0.9	$—	$0.9
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2014	$—	$—	$—

At September 30, 2015 and December 31, 2014, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.

4.	Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Nine Months Ended September 30,
(in millions)	2015	2014
Net reserves beginning of the year	$2,137.1	$2,107.6
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	589.6	585.9
Prior accident years	(15.3)	(26.4)
Losses and LAE incurred during calendar year, net of reinsurance	574.3	559.5
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	105.2	115.3
Prior accident years	435.5	435.5
Losses and LAE payments made during current calendar year, net of reinsurance:	540.7	550.8
Change in participation interest (1)	(1.2)	24.7
Foreign exchange adjustments	(27.7)	(4.9)
Net reserves - end of period	2,141.8	2,136.1
Add:
Reinsurance recoverables on unpaid losses and LAE, end of period	962.3	926.5
Gross reserves - end of period	$3,104.1	$3,062.6

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

Impacting losses and LAE for the nine months ended September 30, 2015 was $15.3 million in favorable prior years’ loss reserve development comprised of the following: $25.1 million of net favorable development in the Excess and Surplus Lines segment primarily the result of favorable development in the general and products liability lines and commercial automobile, partially offset by unfavorable development in property lines; $10.4 million of net unfavorable development in the Commercial Specialty segment, primarily driven by unfavorable development in general liability and workers compensation due to increases in claim severity, partially offset by favorable development in auto liability and short tail lines; $5.8 million of net favorable development in the International Specialty segment primarily driven by favorable development in Argo Insurance Bermuda and Argo Re, partially offset by unfavorable development in the Brazil unit; $2.8 million of net favorable development in the Syndicate 1200 segment primarily driven by favorable development in property, general liability and marine & energy, partially offset by unfavorable development in other liability classes and aerospace; and $8.0 million of unfavorable development in the Run-off Lines segment primarily caused by unfavorable development in workers compensation lines and asbestos and environmental liability, offset in part by favorable development in run-off reinsurance claims.

Impacting losses and LAE for the nine months ended September 30, 2014 was $26.4 million in favorable prior years’ loss reserve development comprised of the following: $34.6 million of net favorable development in the Excess and Surplus Lines segment primarily caused by favorable development in the general and products liability lines, partially offset by unfavorable development in commercial automobile and property lines; $5.2 million of net unfavorable development in the Commercial Specialty segment, primarily driven by unfavorable development in general liability lines due to increases in claim severity, as well as unfavorable development in auto liability lines, partially offset by favorable development in workers compensation and short-tail lines; $0.1 million of net favorable development in the International Specialty segment; $15.8 million of net favorable development in the Syndicate 1200 segment primarily driven by favorable development in various property classes, as well as favorable development in professional indemnity and aerospace, partially offset by unfavorable development in general liability; and $18.9 million of unfavorable development in the Run-off Lines segment primarily caused by unfavorable development in workers compensation lines driven by increasing medical costs on older claims, as well as unfavorable development in asbestos liability on assumed business.

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

Included in the Credit Agreement is a provision that allows up to $17.5 million of the revolving credit facility to be used for LOCs, subject to availability. As of September 30, 2015 and December 31, 2014, there were no borrowings outstanding and $0.2 million in LOCs against the Credit Facility.

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

Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables approximates fair value. At September 30, 2015 and December 31, 2014, the carrying values of premiums receivable over 90 days were $12.2 million and $12.4 million, respectively. Included in “Reinsurance recoverables” in our Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, are amounts that are due from trade capital providers associated with the operations of Syndicate 1200. Upon settlement, the receivable is offset against the liability also reflected in our accompanying Consolidated Balance Sheets. At September 30, 2015 and December 31, 2014, the payable was in excess of the receivable. Of our reinsurance recoverables on paid losses, excluding amounts attributable to Syndicate 1200’s trade capital providers, at September 30, 2015 and December 31, 2014, the carrying values over 90 days were $9.1 million and $9.9 million, respectively. Our methodology for establishing our allowances for doubtful accounts includes specifically identifying all potential uncollectible balances regardless of aging. At September 30, 2015 and December 31, 2014, the allowance for doubtful accounts for premiums receivable was $3.7 million and $5.2 million, respectively, and the allowance for doubtful accounts for reinsurance recoverables on paid losses was $2.4 million and $1.8 million, respectively. Premiums receivable over 90 days were secured by collateral in the amount of $0.3 million and $0.3 million at September 30, 2015 and December 31, 2014, respectively. Reinsurance recoverables on paid losses over 90 days were secured by collateral in the amount of $0.6 million and $0.4 at September 30, 2015 and December 31, 2014, respectively.

Debt. At September 30, 2015 and December 31, 2014, the fair value of our Junior subordinated debentures, Senior unsecured fixed rate notes and Other indebtedness was estimated using appropriate market indices or quoted prices from external sources based on current market conditions.

A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	September 30, 2015		December 31, 2014
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures	$172.7	$153.0	$172.7	$155.5
Senior unsecured fixed rate notes	143.8	144.6	143.8	132.3
Other indebtedness:
Floating rate loan stock	56.8	50.3	61.3	55.2
Note payable	0.6	0.6	0.7	0.6
	$373.9	$348.5	$378.5	$343.6

7.	Shareholders’ Equity

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

On August 4, 2015, our Board of Directors declared a quarterly cash dividend in the amount of $0.20 on each share of common stock outstanding. On September 15, 2015, we paid $5.6 million to our shareholders of record on September 1, 2015.

On August 5, 2014, our Board of Directors declared a quarterly cash dividend in the amount of $0.16 on each share of common stock outstanding, on a post-stock dividend basis. On September 15, 2014, we paid $4.7 million to our shareholders of record on September 1, 2014.

On November 5, 2013, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2013 Repurchase Authorization”). The 2013 Repurchase Authorization supersedes all the previous Repurchase Authorizations. As of September 30, 2015, availability under the 2013 Repurchase Authorization for future repurchases of our common shares was $63.1 million.

For the three and nine months ended September 30, 2015, we repurchased a total of 85,959 common shares and 575,055, respectively, for $4.8 million and $29.7 million, respectively. A summary of activity from January 1, 2015 through September 30, 2015 follows.

A summary of common shares repurchased for the nine months ended September 30, 2015 is shown below:

Repurchase Type	Date Trading Plan Initiated	2015 Purchase Period	Number of Shares Repurchased	Average Price of Shares Repurchased	Total Cost (in millions)	Repurchase Authorization Year
10b5-1 Trading Plan	12/15/2014	01/05/2015-02/12/2015	117,482	$53.50	$6.3	2013
10b5-1 Trading Plan	03/16/2015	03/18/2015-05/06/2015	150,050	$49.56	7.4	2013
Open Market	N/A	01/01/2015-09/30/2015	307,523	$51.83	16.0	2013
Total			575,055	$51.58	$29.7

8.	Accumulated Other Comprehensive Income (Loss)

A summary of changes in accumulated other comprehensive income (loss), net of taxes (where applicable) by component for the nine months ended September 30, 2015 and 2014 is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2015	$(15.6)	$130.7	$(7.0)	$108.1
Other comprehensive loss before reclassifications	(6.6)	(75.7)	—	(82.3)
Amounts reclassified from accumulated other comprehensive loss	—	(2.3)	—	(2.3)
Net current-period other comprehensive loss	(6.6)	(78.0)	—	(84.6)
Balance at September 30, 2015	$(22.2)	$52.7	$(7.0)	$23.5

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2014	$(11.5)	$163.9	$(4.6)	$147.8
Other comprehensive income before reclassifications	(1.9)	5.4	—	3.5
Amounts reclassified from accumulated other comprehensive income	—	(14.8)	—	(14.8)
Net current-period other comprehensive income	(1.9)	(9.4)	—	(11.3)
Balance at September 30, 2014	$(13.4)	$154.5	$(4.6)	$136.5

The following tables illustrate the amounts reclassified from accumulated other comprehensive (loss) income shown in the above tables that have been included in our Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Unrealized gains and losses on securities:
Net realized investment losses	$0.1	$(5.8)	$(6.9)	$(22.0)
Benefit for income taxes	1.7	4.1	4.6	7.2
Net of taxes	$1.8	$(1.7)	$(2.3)	$(14.8)

9.	Net Income Per Common Share

The following table presents the calculation of net income per common share on a basic and diluted basis (all balances have been adjusted to reflect the 10% stock dividend):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except number of shares and per share amounts)	2015	2014	2015	2014
Net income	$35.3	$44.7	$122.0	$123.5
Weighted average common shares outstanding - basic	27,916,586	28,552,240	27,997,638	28,824,182
Effect of dilutive securities:
Equity compensation awards	557,918	528,368	542,456	512,993
Weighted average common shares outstanding - diluted	28,474,504	29,080,608	28,540,094	29,337,175
Net income per common share:
Basic	$1.27	$1.57	$4.36	$4.28
Diluted	$1.24	$1.54	$4.28	$4.21

Excluded from the weighted average common shares outstanding calculation at September 30, 2015, and 2014 are 9,181,544 shares and 8,440,355 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date. For the three and nine months ended September 30, 2015, there were no equity compensation awards with an anti-dilutive effect. For the three and nine months ended September 30, 2014, equity compensation awards to purchase 1,879 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expired or will expire at varying times from 2014 through 2016.

10.	Supplemental Cash Flow Information

Income taxes paid. We paid income taxes of $ 10.8 million and $23.8 million during the nine months ended September 30, 2015 and 2014, respectively.

Income taxes recovered. During the nine months ended September 30, 2015, $11.5 million of income taxes was recovered. No income taxes were recovered during the nine months ended September 30, 2014.

Interest paid was as follows:

	For the Nine Months Ended September 30,
(in millions)	2015	2014
Senior unsecured fixed rate notes	$7.0	$7.0
Junior subordinated debentures	5.3	5.8
Other indebtedness	2.0	2.3
Total interest paid	$14.3	$15.1

11.	Share-based Compensation

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

The following table summarizes the assumptions we used for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended September 30,
	2015	2014
Risk-free rate of return	1.44%	1.77%
Expected dividend yields	1.52%	1.49%
Expected award life (years)	4.64	4.67
Expected volatility	20.81%	22.84%

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

A summary of restricted share activity as of September 30, 2015 and changes during the nine months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2015	313,716	$31.38
Granted	297,873	$39.21
Vested and issued	(119,295)	$26.83
Expired or forfeited	(8,938)	$41.76
Outstanding at September 30, 2015	483,356	$37.14

The restricted shares vest over two to four years. Expense recognized under this plan for the restricted shares was $1.4 million and $4.4 million for the three and nine months ended September 30, 2015, respectively, as compared to $0.8 million and $2.2 million for the three and nine months ended September 30, 2014, respectively. Compensation expense for all share-based compensation awards is included in “Underwriting, acquisition and insurance expense” in the accompanying Consolidated Statements of Income. As of September 30, 2015, there was $13.9 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group.

A summary of stock-settled SARs activity as of September 30, 2015 and changes during the nine months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2015	1,313,726	$28.57
Granted	243,305	$39.43
Exercised	(165,036)	$24.15
Expired or forfeited	(7,231)	$31.68
Outstanding at September 30, 2015	1,384,764	$30.14

The stock-settled SARs vest over a one to four year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. Expense recognized for the stock-settled SARs was $0.3 million and $1.3 for the three and nine months ended September 30, 2015, respectively, as compared to $0.3 million and $1.6 million for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015, there was $3.3 million of total unrecognized compensation cost related to stock-settled SARs outstanding.

A summary of cash-settled SARs activity as of September 30, 2015 and changes during the nine months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2015	2,001,451	$32.76
Granted	913,157	$47.48
Exercised	(366,527)	$29.19
Expired or forfeited	(216,354)	$39.40
Outstanding at September 30, 2015	2,331,727	$38.46

The cash-settled SARs vest over a one to four year period. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We account for the cash-settled SARs as liability awards, which require the awards to be revalued at each reporting period. Expense recognized for the cash-settled SARs was $2.8 million and $14.1 million for the three and nine months ended September 30, 2015, respectively, as compared to $1.2 million and $9.2 million for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015, there was $13.2 million of total unrecognized compensation cost related to cash-settled SARs outstanding.

12.	Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Commissions	$56.5	$59.8	$182.4	$178.0
General expenses	69.6	69.0	222.2	211.9
Premium taxes, boards and bureaus	7.5	7.2	8.1	19.5
	133.6	136.0	412.7	409.4
Net deferral of policy acquisition costs	(0.8)	(2.2)	(10.8)	(10.1)
Total underwriting, acquisition and insurance expenses	$132.8	$133.8	$401.9	$399.3

Included in general expenses for the three months ended September 30, 2015 and 2014 was $5.5 million and $2.2 million, respectively, and $20.8 million and $13.3 million for the nine months ended September 30, 2015 and 2014, respectively, of expense for our total equity compensation.

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

Our income tax provision includes the following components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Current tax provision	$(11.3)	$(15.0)	$(2.5)	$(10.7)
Deferred tax (benefit) provision related to:
Future tax deductions	14.1	19.7	16.7	52.9
Valuation allowance change	(1.9)	(1.1)	(2.9)	(30.0)
Income tax provision	$0.9	$3.6	$11.3	$12.2

Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the three and nine months ended September 30, 2015 and 2014, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

	For the Three Months Ended September 30,
(in millions)	2015			2014
	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$24.6		0.0%	$27.5		0.0%
United States	10.5		19.6%	13.5		16.2%
United Kingdom	1.9		-58.5%	9.2		15.4%
Belgium	—	(1)	31.4%	(0.1)		-7.9%
Brazil	(0.7)		0.0%	(1.2)		0.0%
United Arab Emirates	0.1		0.0%	—		0.0%
Ireland	—	(1)	0.0%	—		0.0%
Malta	(0.3)		0.0%	(0.8)		0.0%
Switzerland	0.1		-20.0%	0.2		4.8%
Pre-tax income	$36.2			$48.3

	For the Nine Months Ended September 30,
(in millions)	2015			2014
	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$68.8		0.0%	74.3		0.0%
United States	59.1		22.4%	49.2		20.9%
United Kingdom	9.1		-21.4%	11.1		17.1%
Belgium	(0.1)		-50.5%	(0.1)		-32.4%
Brazil	(3.7)		0.0%	3.9		0.0%
United Arab Emirates	0.2		0.0%	(0.9)		0.0%
Ireland	(0.1)		0.0%	—		0.0%
Malta	—	(1)	0.0%	(1.8)		0.0%
Switzerland	—	(1)	-21.3%	—	(1)	24.2%
Pre-tax income	$133.3			$135.7

(1)	Pre-tax income for the respective year was less than $0.1 million.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Income tax provision at expected rate	$3.7	$6.1	$21.1	$20.6
Tax effect of:
Tax-exempt interest	(1.2)	(1.1)	(3.1)	(3.4)
Dividends received deduction	(0.6)	(0.5)	(1.8)	(1.7)
Valuation allowance change	(1.9)	(1.1)	(2.9)	(30.0)
Other permanent adjustments, net	0.1	(0.1)	0.3	(1.0)
Adjustment for prior year tax return	(0.6)	(1.1)	(0.6)	(1.1)
Adjustment for annualized rate	0.8	0.8	0.6	(0.9)
United States state tax (benefit) expense	—	—	(2.5)	—
Capital loss carryforward from prior merger	—	—	—	29.8
Other foreign adjustments	0.1	—	0.2	—
Prior period adjustments to deferred	—	0.8	—	(0.3)
Prior year foreign taxes recovered	—	—	(1.2)	—
Foreign exchange adjustments	0.5	(0.2)	0.9	(0.1)
Foreign withholding taxes	—	—	0.3	0.3
Income tax provision	$0.9	$3.6	$11.3	$12.2

Income tax (benefit) provision - Foreign	$(1.2)	$1.5	$(2.0)	$2.0
Income tax provision - United States, Federal	2.1	2.1	16.8	9.8
Income tax (benefit) provision - United States, state	—	—	(3.8)	0.1
Foreign withholding tax - United States	—	—	0.3	0.3
Income tax provision	$0.9	$3.6	$11.3	$12.2

We recognize potential accrued interest and penalties within our global operations in “Interest expense” and “Underwriting, acquisition and insurance expenses,” respectively, in our Consolidated Statements of Income.

Our net deferred tax assets (liabilities) are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, which is generally two years for net operating losses and three years for capital losses for our United States operations. At September 30, 2015, we had a total net deferred tax liability of $10.8 million prior to any valuation allowance. Management has concluded that a valuation allowance is required for a portion of the tax effected net operating loss carryforward of $17.1 million generated from a prior merger and for the tax effected net operating loss carryforward of $1.0 million from ARIS. Of the net operating carryforwards from a prior merger, $15.6 million will expire if not used by December 31, 2025 and $1.5 million will expire if not used by December 31, 2027. Of the ARIS loss carryforward, $0.2 million will expire if not used by December 31, 2027, $0.4 million will expire if not used by December 31, 2028 and $0.4 million will expire if not used by December 31, 2029. The valuation allowances have been established as Internal Revenue Code Section 382 limits the application of net operating loss and net capital loss carryforwards following an ownership change. The loss carryforwards available per year are $2.8 million as required by Internal Revenue Code Section 382. Further, due to cumulative losses since inception, management has concluded that a valuation allowance is required for the full amount of the tax effected net operating losses generated by our Brazil and Malta entities. Accordingly, a valuation allowance of $22.6 million is required as of September 30, 2015 of which $15.1 million relates to the prior merger and ARIS loss carryforwards, $5.5 million relates to Brazil operations, and $2.0 million relates to Malta operations. For the nine months ended September 30, 2015, the valuation allowance was reduced by $0.7 million pertaining to the prior merger and ARIS loss carryforwards, decreased by $2.1 million pertaining to our Brazil operations and decreased by $0.1 million pertaining to our Malta operations.

We had no material unrecognized tax benefits as of September 30, 2015 and 2014. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2011. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2012.

14.	Commitments and Contingencies

Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

We have contractual commitments to invest up to $71.6 million related to our limited partnership investments at September 30, 2015. These commitments will be funded as required by the partnership agreements and range in duration from one to thirteen years.

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

Revenue and income (loss) before income taxes for each segment were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Revenue:
Earned premiums
Excess and Surplus Lines	$135.7	$121.2	$389.9	$363.9
Commercial Specialty	73.3	72.7	217.6	215.5
International Specialty	37.6	38.0	113.2	112.6
Syndicate 1200	99.1	104.4	305.5	305.9
Run-off Lines	0.3	1.3	0.4	1.5
Total earned premiums	346.0	337.6	1,026.6	999.4
Net investment income
Excess and Surplus Lines	8.8	8.9	26.3	27.2
Commercial Specialty	4.6	4.5	13.8	13.8
International Specialty	2.9	2.3	8.8	6.1
Syndicate 1200	2.3	2.1	6.9	7.9
Run-off Lines	2.1	2.4	6.2	7.2
Corporate and Other	0.6	0.6	1.9	2.5
Total net investment income	21.3	20.8	63.9	64.7
Fee and other income (expense), net	1.0	1.6	(0.1)	0.1
Net realized investment and other gains	3.7	12.9	25.0	42.5
Total revenue	$372.0	$372.9	$1,115.4	$1,106.7

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Income (loss) before income taxes
Excess and Surplus Lines	$26.5	$27.6	$75.4	$75.9
Commercial Specialty	12.4	8.0	20.8	9.2
International Specialty	3.5	4.0	21.4	16.4
Syndicate 1200	6.9	8.8	28.0	34.7
Run-off Lines	(7.1)	(8.3)	(7.0)	(17.6)
Total segment income before taxes	42.2	40.1	138.6	118.6
Corporate and Other	(9.7)	(4.7)	(30.3)	(25.4)
Net realized investment and other gains	3.7	12.9	25.0	42.5
Total income before income taxes	$36.2	$48.3	$133.3	$135.7

The table below presents earned premiums by geographic location for the three and nine months ended September 30, 2015 and 2014. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Bermuda	$26.8	$27.0	$76.8	$75.7
Brazil	10.3	11.0	34.7	35.4
Malta	0.5	0.5	1.4	1.6
United Kingdom	99.1	104.4	305.5	305.9
United States	209.3	194.7	608.2	580.8
Total earned premiums	$346.0	$337.6	$1,026.6	$999.4

The following table represents identifiable assets:

	September 30,	December 31,
(in millions)	2015	2014
Excess and Surplus Lines	$2,461.4	$2,350.7
Commercial Specialty	1,387.9	1,358.5
International Specialty	801.0	776.8
Syndicate 1200	1,353.1	1,258.5
Run-off Lines	557.7	552.8
Corporate and Other	66.4	59.0
Total	$6,627.5	$6,356.3

Included in total assets at September 30, 2015 and December 31, 2014 are $396.3 million and $315.4 million, respectively, in assets associated with trade capital providers.

16.	Information Provided in Connection with Outstanding Debt of Subsidiaries

The following tables present condensed consolidating financial information at September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014, for Argo Group (the “Parent Guarantor”) and Argo Group US (the “Subsidiary Issuer”). The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.

The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations and cash flows of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2015

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$6.4	$2,830.2	$1,296.4	$—	$4,133.0
Cash	—	84.8	11.4	—	96.2
Accrued investment income	—	15.9	5.1	—	21.0
Premiums receivable	—	166.7	270.7	—	437.4
Reinsurance recoverables	—	1,195.4	(128.1)	—	1,067.3
Goodwill and other intangible assets, net	—	130.0	96.6	—	226.6
Current income taxes receivable, net	—	12.3	4.8	—	17.1
Deferred acquisition costs, net	—	61.8	79.6	—	141.4
Ceded unearned premiums	—	119.8	142.7	—	262.5
Other assets	9.7	155.3	66.4	(6.4)	225.0
Due (to) from affiliates	(52.5)	1.5	(1.5)	52.5	—
Intercompany note receivable	—	41.7	(41.7)	—	—
Investments in subsidiaries	1,722.3	—	—	(1,722.3)	—
Total assets	$1,685.9	4,815.4	1,802.4	$(1,676.2)	$6,627.5
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	2,177.9	926.2	$—	$3,104.1
Unearned premiums	—	506.9	425.8	—	932.7
Funds held and ceded reinsurance payable, net	—	695.5	(328.6)	—	366.9
Long-term debt	28.3	288.7	56.9	—	373.9
Deferred tax liabilities, net	—	24.0	9.4	—	33.4
Accrued underwriting expenses and other liabilities	16.1	98.4	60.5	—	175.0
Total liabilities	44.4	3,791.4	1,150.2	—	4,986.0
Total shareholders' equity	1,641.5	1,024.0	652.2	(1,676.2)	1,641.5
Total liabilities and shareholders' equity	$1,685.9	$4,815.4	$1,802.4	$(1,676.2)	$6,627.5
(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2014

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$0.7	$2,841.5	$1,255.7	$—	$4,097.9
Cash	—	49.3	31.7	—	81.0
Accrued investment income	—	17.8	4.3	—	22.1
Premiums receivable	—	154.6	199.0	—	353.6
Reinsurance recoverables	—	1,173.6	(176.4)	—	997.2
Goodwill and other intangible assets, net	—	131.7	99.1	—	230.8
Current income taxes receivable, net	—	10.1	4.8	—	14.9
Deferred acquisition costs, net	—	58.0	66.6	—	124.6
Ceded unearned premiums	—	98.5	109.1	—	207.6
Other assets	9.6	174.1	67.9	(25.0)	226.6
Due from (to) affiliates	2.9	(19.8)	19.8	(2.9)	—
Intercompany note receivable	—	72.0	(72.0)	—	—
Investments in subsidiaries	1,698.0	—	—	(1,698.0)	—
Total assets	$1,711.2	$4,761.4	$1,609.6	$(1,725.9)	$6,356.3
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,136.4	$906.0	$—	$3,042.4
Unearned premiums	—	448.9	368.3	—	817.2
Funds held and ceded reinsurance payable, net	—	675.1	(441.3)	—	233.8
Long-term debt	49.0	288.7	61.4	(20.6)	378.5
Deferred tax liabilities, net	—	41.2	11.8	—	53.0
Accrued underwriting expenses and other liabilities	15.5	104.2	65.0	—	184.7
Total liabilities	64.5	3,694.5	971.2	(20.6)	4,709.6
Total shareholders' equity	1,646.7	1,066.9	638.4	(1,705.3)	1,646.7
Total liabilities and shareholders' equity	$1,711.2	$4,761.4	$1,609.6	$(1,725.9)	$6,356.3

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$122.1	$223.9	$—	$346.0
Net investment income	(0.2)	14.1	7.6	(0.2)	21.3
Fee and other income (expense), net	—	—	1.0	—	1.0
Net realized investment and other gains	—	1.4	2.3	—	3.7
Total revenue	(0.2)	137.6	234.8	(0.2)	372.0
Expenses:
Losses and loss adjustment expenses	—	75.4	124.6	—	200.0
Underwriting, acquisition and insurance expenses	4.9	48.0	79.9	—	132.8
Interest expense	0.5	3.8	0.7	(0.2)	4.8
Foreign currency exchange gain	—	0.1	(1.9)	—	(1.8)
Total expenses	5.4	127.3	203.3	(0.2)	335.8
Income before income taxes	(5.6)	10.3	31.5	—	36.2
Provision for income taxes	—	2.1	(1.2)	—	0.9
Net income before equity in earnings of subsidiaries	(5.6)	8.2	32.7	—	35.3
Equity in undistributed earnings of subsidiaries	40.9	—	—	(40.9)	—
Net income	$35.3	$8.2	$32.7	$(40.9)	$35.3

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$114.2	$223.4	$—	$337.6
Net investment income	(0.1)	13.6	7.3	—	20.8
Fee and other income (expense), net	—	1.5	0.1	—	1.6
Net realized investment and other gains	—	9.2	3.7	—	12.9
Total revenue	(0.1)	138.5	234.5	—	372.9
Expenses:
Losses and loss adjustment expenses	—	69.9	122.0	—	191.9
Underwriting, acquisition and insurance expenses	2.3	51.6	79.9	—	133.8
Interest expense	0.7	3.8	0.6	(0.2)	4.9
Foreign currency exchange gain	—	0.3	(6.3)	—	(6.0)
Total expenses	3.0	125.6	196.2	(0.2)	324.6
Income before income taxes	(3.1)	12.9	38.3	0.2	48.3
Provision for income taxes	—	2.1	1.5	—	3.6
Net income before equity in earnings of subsidiaries	(3.1)	10.8	36.8	0.2	44.7
Equity in undistributed earnings of subsidiaries	47.9	—	—	(47.9)	—
Net income	$44.8	$10.8	$36.8	$(47.7)	$44.7
(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$376.0	$650.6	$—	$1,026.6
Net investment income	(0.7)	42.6	22.2	(0.2)	63.9
Fee and other income (expense), net	—	(2.4)	2.3	—	(0.1)
Net realized investment and other gains	2.0	24.7	0.3	(2.0)	25.0
Total revenue	1.3	440.9	675.4	(2.2)	1,115.4
Expenses:
Losses and loss adjustment expenses	—	220.0	354.3	—	574.3
Underwriting, acquisition and insurance expenses	14.4	149.5	238.0	—	401.9
Interest expense	1.2	11.4	1.9	(0.2)	14.3
Foreign currency exchange gain	—	1.0	(9.4)	—	(8.4)
Total expenses	15.6	381.9	584.8	(0.2)	982.1
Income before income taxes	(14.3)	59.0	90.6	(2.0)	133.3
Provision for income taxes	—	13.3	(2.0)	—	11.3
Net income before equity in earnings of subsidiaries	(14.3)	45.7	92.6	(2.0)	122.0
Equity in undistributed earnings of subsidiaries	136.3	—	—	(136.3)	—
Net income	$122.0	$45.7	$92.6	$(138.3)	$122.0

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$343.7	$655.7	$—	$999.4
Net investment income	(0.3)	42.4	22.6	—	64.7
Fee and other (expense) income, net	—	(1.5)	1.6	—	0.1
Net realized investment and other gains	—	34.6	7.9	—	42.5
Total revenue	(0.3)	419.2	687.8	—	1,106.7
Expenses:
Losses and loss adjustment expenses	—	211.2	348.3	—	559.5
Underwriting, acquisition and insurance expenses	12.5	147.9	238.9	—	399.3
Interest expense	1.8	11.4	2.1	(0.3)	15.0
Foreign currency exchange gain	—	0.1	(2.9)	—	(2.8)
Total expenses	14.3	370.6	586.4	(0.3)	971.0
Income before income taxes	(14.6)	48.6	101.4	0.3	135.7
Provision for income taxes	—	10.2	2.0	—	12.2
Net income before equity in earnings of subsidiaries	(14.6)	38.4	99.4	0.3	123.5
Equity in undistributed earnings of subsidiaries	138.1	—	—	(138.1)	—
Net income	$123.5	$38.4	$99.4	$(137.8)	$123.5

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$12.6	$130.6	$92.6	$—	$235.8
Cash flows from investing activities:
Proceeds from sales of investments	—	524.5	204.3	—	728.8
Maturities and mandatory calls of fixed maturity investments	—	509.5	127.9	—	637.4
Purchases of investments	—	(1,073.2)	(395.3)	—	(1,468.5)
Change in short-term investments and foreign regulatory deposits	1.3	(34.5)	(29.2)	—	(62.4)
Settlements of foreign currency exchange forward contracts	1.5	—	(8.2)	—	(6.7)
Issuance of intercompany note, net	—	15.0	(15.0)	—	—
Purchases of fixed assets and other, net	0.2	(7.3)	2.5	—	(4.6)
Cash used by investing activities	3.0	(66.0)	(113.0)	—	(176.0)
Cash flows from financing activities:
Borrowings under intercompany note, net	—	—	—	—	—
Activity under stock incentive plans	1.5	—	—	—	1.5
Repurchase of Company's common shares	—	(29.7)	—	—	(29.7)
Excess tax expense from share-based payment arrangements	—	0.6	—	—	0.6
Payment of cash dividend to common shareholders	(17.1)	—	—	—	(17.1)
Cash used by financing activities	(15.6)	(29.1)	—	—	(44.7)
Effect of exchange rate changes on cash	—	—	0.1	—	0.1
Change in cash	—	35.5	(20.3)	—	15.2
Cash, beginning of the period	—	49.3	31.7	—	81.0
Cash, end of period	$—	$84.8	$11.4	$—	$96.2
(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows (used by) from operating activities	$(16.5)	$11.8	$70.0	$6.4	$71.7
Cash flows from investing activities:
Proceeds from sales of investments	—	609.2	366.9	—	976.1
Maturities and mandatory calls of fixed maturity investments	—	148.0	95.6	—	243.6
Purchases of investments	—	(773.1)	(491.7)	—	(1,264.8)
Change in short-term investments and foreign regulatory deposits	0.1	(12.5)	18.4	—	6.0
Settlements of foreign currency exchange forward contracts	(0.5)	—	1.1	—	0.6
Issuance of intercompany note, net	—	14.5	(48.5)	34.0	—
Purchases of fixed assets and other, net	(7.0)	(20.1)	(14.7)	(6.4)	(48.2)
Cash (used) provided by investing activities	(7.4)	(34.0)	(72.9)	27.6	(86.7)
Cash flows from financing activities:
Borrowings under intercompany note, net	34.0	—	—	(34.0)	—
Activity under stock incentive plans	3.3	—	—	—	3.3
Redemption of trust preferred securities, net	—	—	—	(18.0)	(18.0)
Payment on note payable	—	(0.1)	—	—	(0.1)
Repurchase of Company's common shares	—	(41)	—	—	(40.9)
Excess tax expense from share-based payment arrangements	—	0.1	—	—	0.1
Payment of cash dividend to common shareholders	(13.4)	—	—	—	(13.4)
Cash provided (used) by financing activities	23.9	(40.9)	—	(52.0)	(69.0)
Effect of exchange rate changes on cash	—	-	(0.3)	—	(0.3)
Change in cash	—	(63.1)	(3.2)	(18.0)	(84.3)
Cash, beginning of period	—	132.1	25.3	—	157.4
Cash, end of period	$—	$69.0	$22.1	$(18.0)	$73.1
(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2015 compared with the three and nine months ended September 30, 2014, and also a discussion of our financial condition as of September 30, 2015. This discussion and analysis should be read in conjunction with the attached unaudited interim Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2015, including the audited Consolidated Financial Statements and notes thereto.

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

Generally, it is our policy to communicate events that may have a material adverse impact on our operations or financial position, including property and casualty catastrophe events and material losses in the investment portfolio, in a timely manner through a public announcement. It is also our policy not to make public announcements regarding events that are believed to have no material adverse impact on our results of operations or financial position based on management’s current estimates and available information, other than through regularly scheduled calls, press releases or filings.

Consolidated Results of Operations

For the three and nine months ended September 30, 2015, we reported net income of $35.3 million and $122.0 million, or $1.24 and $4.28 per diluted share, respectively.  For the three and nine months ended September 30, 2014, we reported net income of $44.7 million and $123.5 million, or $1.54 and $4.21 per diluted share, respectively.

The following is a comparison of selected data from our operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Gross written premiums	$531.4	$497.2	$1,565.9	$1,480.4
Earned premiums	$346.0	$337.6	$1,026.6	$999.4
Net investment income	21.3	20.8	63.9	64.7
Fee and other income (expense), net	1.0	1.6	(0.1)	0.1
Net realized investment and other gains	3.7	12.9	25.0	42.5
Total revenue	$372.0	$372.9	$1,115.4	$1,106.7
Income before income taxes	36.2	$48.3	133.3	$135.7
Provision for income taxes	0.9	3.6	11.3	12.2
Net income	$35.3	$44.7	$122.0	$123.5
Loss ratio	57.8%	56.8%	55.9%	56.0%
Expense ratio	38.4%	39.6%	39.1%	40.0%
Combined ratio	96.2%	96.4%	95.0%	96.0%

The increase in consolidated gross written premiums was primarily attributable to growth in our segments, excluding International Specialty, resulting from our introduction of new products and increased renewals. Partially offsetting these increases were slight declines in gross written premiums in the International Specialty segment.  All of our segments have been impacted by increased competition for both new and renewal business and pressure on rates.  The increase in earned premiums was attributable to the growth in gross written premiums, partially offset by declines in the Syndicate 1200 segment due to a reduction in our participation interest.

Consolidated net investment income increased for the three months ended September 30, 2015 as compared to the same period of 2014 due to the increase in our total invested assets balances as we continue to generate positive operating cash flows. Consolidated net investment income decreased for the nine months ended September 30, 2015 as compared to the same period of 2014 due primarily to the continued reinvestment at market yields below the portfolio’s book yield and an increased focus on total portfolio returns relative to current income.

Consolidated net realized investment and other gains for the three months ended September 30, 2015 primarily consisted of $7.3 million of gains recognized from our equity portfolio.  Additionally we recognized $1.2 million in realized gains on our other invested assets portfolio, including our investments accounted for under the equity method.   Our other invested asset portfolio was adversely impacted by foreign currency rate changes.  Additionally, for the three months ended September 30, 2015 we recognized $3.4 million of other-than-temporary impairment losses on certain investment securities.  Consolidated net realized investment and other gains for the three months ended September 30, 2014 primarily consisted of $3.4 million from our fixed maturity portfolio, $7.1 million from our other invested assets portfolio and a $2.0 million gain resulting from the extinguishment of one of our junior subordinated debentures.  Consolidated net realized investment and other gains for the nine months ended September 30, 2015 included $19.0 million from our equity portfolio and $14.0 million from our other invested assets portfolio, partially offset by a $2.6 million realized loss on our fixed maturity portfolio and $5.3 million in other-than-temporary impairment losses.  Consolidated net realized investment and other gains for the nine months ended September 30, 2014 included $15.9 million from our equity portfolio, $23.9 million from our other invested assets portfolio and $6.5 million from our fixed maturity portfolio, partially offset by $1.6 million in other-than-temporary impairment losses.

We have purchased foreign currency future forward contracts to manage currency exposure on prior catastrophe events.  The open contracts have a term of 90 days to match the anticipated payment pattern of the associated losses, and may be renewed at the end of each term.  We do not apply hedge accounting to these contracts; as a result, all gains (losses) were recognized in net realized investment gains (losses).  For the three months ended September 30, 2015, we recognized $0.5 million in foreign currency exchange gains related to the loss reserves recorded for these events which were offset by $0.3 million in realized losses from the currency forward contracts. For the nine months ended September 30, 2015, we recognized foreign currency exchange gains of $1.7 million related to the loss reserves recorded for these events which were offset by $1.8 million in realized losses from the currency forward contracts.

Consolidated losses and loss adjustment expenses were $200.0 million and $191.9 million for the three months ended September 30, 2015 and 2014, respectively.  Included in losses and loss adjustment expenses for the three months ended September 30, 2015 was $14.3 million in catastrophe losses including $9.0 million from the Tianjin explosion and $4.8 million from storms losses.  Partially offsetting these catastrophe losses was $6.6 million of net favorable development on prior accident year loss reserves, primarily attributable to favorable development in the general liability lines, partially offset by net unfavorable development on the workers compensation lines.   Included in losses and loss adjustment expenses for the three months ended September 30, 2014 was $7.6 million in large losses for the current accident year.  Also included in losses and loss adjustment expenses was $6.6 million in catastrophe losses resulting from various storm activity.  Partially offsetting these current accident year losses was $3.1 million of net favorable development on prior accident year loss reserves, primarily attributable to favorable development in the general liability lines partially offset by unfavorable development in the commercial multi-peril and run-off workers compensation lines.

Consolidated losses and loss adjustment expenses were $574.3 million and $559.5 million for the nine months ended September 30, 2015 and 2014, respectively.  Included in losses and loss adjustment expenses for the nine months ended September 30, 2015 and 2014 was $19.6 million and $15.0 million, respectively, in catastrophe losses.  Included in losses and loss adjustment expenses for the nine months ended September 30, 2015 was $15.3 million in net favorable loss reserve development on prior accident years compared to $26.4 million in net favorable loss reserve development on prior accident years for the same period in 2014.

The following table summarizes the above referenced loss reserve development with respect to prior year loss reserves by line of business for the nine months ended September 30, 2015.

(in millions)	2014 Net Reserves	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2014 Net Reserves
General liability	$913.0	$(26.4)	-2.9%
Workers compensation	327.9	13.1	4.0%
Syndicate 1200 property	99.2	(3.0)	-3.0%
Syndicate 1200 liability	202.4	0.2	0.1%
Commercial multi-peril	164.6	10.6	6.4%
Commercial auto liability	158.3	(5.1)	-3.2%
Reinsurance - nonproportional assumed property	79.7	(3.1)	-3.9%
Syndicate 1200 specialty	18.7	(1.2)	-6.4%
All other lines	173.3	(0.4)	-0.2%
Total	$2,137.1	$(15.3)	-0.7%

In determining appropriate reserve levels for the nine months ended September 30, 2015, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates.  No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for losses and loss adjustment expenses and record our best estimate.  Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data.  While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent years, this does not imply that more recent accident years’ reserves will also develop favorably; pricing, reinsurance costs, legal environment, general economic conditions including changes in inflation and many other factors impact management’s ultimate loss estimates.

When determining reserve levels, we recognize that there are several factors that present challenges and uncertainties to the estimation of net loss reserves.  Examples of these uncertainties include changes to the reinsurance structure and potential increases in inflation.  Our net retained losses vary by product and they have generally increased over time.  To properly recognize these uncertainties, actuarial reviews have given significant consideration to the paid and incurred Bornhuetter-Ferguson (“BF”) methodologies.  Compared with other actuarial methodologies, the paid and incurred BF methods assign smaller weight to actual reported loss experience, with the greatest weight assigned to an expected or planned loss ratio.  The expected or planned loss ratio has typically been determined using various assumptions pertaining to prospective loss frequency and loss severity.  In setting reserves at September 30, 2015, we continued to consider the paid and incurred BF methods for recent years.

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

Consolidated gross reserves for losses and loss adjustment expenses were $3,104.1 million (including $94.2 million of reserves attributable to Syndicate 1200 segment's trade capital providers) and $3,062.6 million (including $74.6 million of reserves attributable to Syndicate 1200 segment’s trade capital providers) as of September 30, 2015 and 2014, respectively.  Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances.  Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Consolidated underwriting, insurance and acquisition expenses were $132.8 million and $401.9 million for the three and nine months ended September 30, 2015, respectively, compared to $133.8 million and $399.3 million for the same periods in 2014.  The decline in the consolidated expense ratio for 2015 as compared to 2014 was primarily attributable to a reduction in the accrual for premium taxes and other assessments due to a change in accounting estimate, coupled with the increase in earned premiums without a corresponding increase in fixed costs.

Consolidated interest expense was comparable at $4.8 million and $4.9 million for the three months ended September 30, 2015 and 2014, respectively.  Consolidated interest expense was $14.3 million and $15.0 million for the nine months ended September 30, 2015 and 2014, respectively.  The decline in consolidated interest expense was the result of extinguishment in July 2014 of a junior subordinated debenture.

Consolidated foreign currency exchange gain was $1.8 million and $8.4 million for the three and nine months ended September 30, 2015, respectively, compared to $6.0 million and $2.8 million for the same periods ended 2014.  The changes in the foreign currency exchange gains were due to fluctuations of the United States Dollar, on a weighted average basis, against the currencies in which we transact our business. For the three months ended September 30, 2015, the United States Dollar strengthened against all major currencies, excluding the Euro and the Japanese Yen. For the nine months ended September 30, 2015, the United States Dollar appreciated against all major currencies, except the British Pound, which was essentially flat.

The consolidated provision for income taxes was $0.9 million and $11.3 million for the three and nine months ended September 30, 2015, respectively, compared to $3.6 million and $12.2 million for the same periods ended 2014.  The income tax provision represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which we operate.  Therefore, the provision for income taxes represents taxes on net income for our United States, Ireland, Belgium, Brazil, Switzerland and United Kingdom operations.  The decline in the tax expense for 2015 as compared to 2014 was primarily due to reduced income tax expense for our United Kingdom operations.

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

Excess and Surplus Lines

The following table summarizes the results of operations for the Excess and Surplus Lines segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Gross written premiums	$162.4	$146.5	$521.2	$462.3
Earned premiums	135.7	121.2	389.9	$363.9
Losses and loss adjustment expenses	74.3	58.6	211.5	187.8
Underwriting, acquisition and insurance expenses	42.2	42.3	124.8	122.6
Underwriting income	19.2	20.3	53.6	53.5
Net investment income	8.8	8.9	26.3	27.2
Interest expense	(1.5)	(1.6)	(4.5)	(4.8)
Income before income taxes	$26.5	$27.6	$75.4	$75.9
Loss ratio	54.8%	48.4%	54.3%	51.6%
Expense ratio	31.1%	35.0%	32.0%	33.7%
Combined ratio	85.9%	83.4%	86.3%	85.3%

The increase in gross written and earned premiums for the three months ended September 30, 2015 as compared to the same period in 2014 was primarily attributable to increased underwriting activity in all operating units, with the exception of contracts, which continued to be adversely impacted by the current rate environment.  The increase in gross written and earned premiums for the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily attributable to growth in the casualty, management liability and errors and omissions units.  Partially offsetting these increases were reduced writings in the transportation, contract and property units.  The Excess and Surplus lines segment has been impacted by increased competition and declining rates.

Included in losses and loss adjustment expenses for the three months ended September 30, 2015 was $2.7 million in catastrophe losses resulting from storm activity in the United States.  Offsetting these losses was $10.1 million of net favorable loss reserve development on prior accident years primarily within the general and products liability lines.  Included in losses and loss adjustment expenses for the three months ended September 30, 2014 was $0.5 million in catastrophe losses resulting from storm activity in the United States.  Offsetting these catastrophe losses was $12.9 million of net favorable loss reserve development on prior accident years primarily within the general and products liability lines of business, partially offset by unfavorable development in commercial automobile lines.

Included in losses and loss adjustment expenses for the nine months ended September 30, 2015 was $4.7 million in catastrophe losses resulting from spring storm activity.  Offsetting these losses was $25.1 million of net favorable loss reserve development on prior accident years primarily within the general and products liability and commercial automobile lines, partially offset by unfavorable development in the property lines.  Included in losses and loss adjustment expenses for the nine months ended September 30, 2014 was $2.9 million in catastrophe losses resulting from storm activity in the United States coupled with $4.0 million in current accident year large property losses.  Offsetting these current accident year losses was $34.6 million of net favorable loss reserve development on prior accident years primarily within the general and products liability lines of business, partially offset by unfavorable development in commercial automobile and property lines.

The decline in the expense ratio for the three months ended September 30, 2015 as compared to the same period in 2014 was primarily attributable to a decline in acquisition expenses due to increased ceding commissions received.  Non-acquisition expenses were comparable between periods.  The decline in the expense ratio for the nine months ended September 30, 2015 as compared to the same period ended 2014 was primarily attributable to a decline in acquisition expenses due to increased ceding commissions received, coupled with non-acquisition expenses growing at a slower rate than earned premiums.

Commercial Specialty

The following table summarizes the results of operations for the Commercial Specialty segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Gross written premiums	$147.8	$138.7	$347.3	$328.2
Earned premiums	$73.3	$72.7	$217.6	$215.5
Losses and loss adjustment expenses	40.9	43.8	136.5	139.2
Underwriting, acquisition and insurance expenses	24.3	25.9	69.7	76.8
Underwriting income (loss)	8.1	3.0	11.4	(0.5)
Net investment income	4.6	4.5	13.8	13.8
Interest expense	(0.8)	(0.8)	(2.4)	(2.4)
Fee and other income (expense), net	0.5	1.3	(2.0)	(1.7)
Income before income taxes	$12.4	$8.0	$20.8	$9.2
Loss ratio	55.9%	60.3%	62.8%	64.7%
Expense ratio	33.1%	35.6%	32.0%	35.6%
Combined ratio	89.0%	95.9%	94.8%	100.3%

The increase in gross written and earned premiums for the three months ended September 30, 2015 as compared to the same period in 2014 was primarily attributable to growth in our public entity, commercial programs and surety units, partially offset by declines in our grocery, retail and mining units. The increase in gross written and earned premiums for the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily attributable to growth in our commercial programs and surety units, partially offset by declines in our grocery, retail and mining units.  Gross written premiums were negatively impacted by decreasing rates and increasing competition coupled with adverse economic conditions in the energy and mining sectors.

Included in the loss ratio for the three months ended September 30, 2015 was $1.2 million of net favorable development on prior accident year reserves primarily attributable to favorable development in the general liability, short-tail and auto liability lines, partially offset by unfavorable development in the workers compensation lines.  Also included in loss expense for the three months ended September 30, 2015 was $0.4 million of catastrophe losses resulting from storm activity in the United States.  Included in losses and loss adjustment expenses for the three months ended September 30, 2014 was $0.3 million of net unfavorable development on prior accident year reserves primarily attributable to unfavorable development in the general liability lines, partially offset by favorable development in the short-tail lines.  Also included in loss expense for the three months ended September 30, 2014 was $1.0 million of catastrophe losses resulting from storms in the United States.

Included in the loss ratio for the nine months ended September 30, 2015 was $10.4 million of net unfavorable development on prior accident year reserves primarily attributable to unfavorable development in the general liability and workers compensation lines, partially offset by favorable development in the short-tail and auto liability lines.  Also included in loss expense for the nine months ended September 30, 2015 was $1.8 million of catastrophe losses resulting from spring storms. Included in losses and loss adjustment expenses for the nine months ended September 30, 2014 was $5.2 million of net unfavorable development on prior accident year reserves primarily attributable to unfavorable development in the general liability and auto liability lines, partially offset by favorable development in the short-tail and workers compensation lines.  Also included in loss expense for the nine months ended September 30, 2014 was $5.0 million of catastrophe losses resulting from storms in the United States.

The decline in the expense ratio for the three months ended September 30, 2015 as compared to the same period ended 2014 was primarily attributable to an increase in fronting fees received due to growth in the state funds and other fronting programs, coupled with non-acquisition expenses remaining flat. The decline in the expense ratio for the nine months ended September 30, 2015 as compared to the same period ended 2014 was primarily attributable to an increase in fronting fees received due to growth in the state funds and other fronting programs coupled with a decline in the accrual for premiums taxes and other assessments due to a change in accounting estimate.  Non-acquisition expenses for the nine months ended September 30, 2015 were comparable with the same period ended 2014.

Fee and other income (expense), net declined for the three and nine months ended September 30, 2015 as compared to the same periods in 2014 due to reduced revenues resulting from the sale of certain programs, coupled with a decline in new business due to increased competition.

International Specialty

The following table summarizes the results of operations for the International Specialty segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Gross written premiums	$63.2	$64.0	$233.5	$244.6
Earned premiums	$37.6	$38.0	$113.2	$112.6
Losses and loss adjustment expenses	23.1	22.2	57.6	59.2
Underwriting, acquisition and insurance expenses	13.1	13.3	40.7	40.8
Underwriting income	1.4	2.5	14.9	12.6
Net investment income	2.9	2.3	8.8	6.1
Interest expense	(0.8)	(0.8)	(2.3)	(2.3)
Income before income taxes	$3.5	$4.0	$21.4	$16.4
Loss ratio	61.5%	58.3%	50.9%	52.5%
Expense ratio	35.0%	34.8%	35.9%	36.3%
Combined ratio	96.5%	93.1%	86.8%	88.8%

Gross written premiums declined for the three and nine months ended September 30, 2015 as compared to the same periods in 2014 due to reductions in the professional liability lines, partially offset by increases in the short tail property reinsurance and the casualty lines.  Additionally, gross written premiums for our Brazil operations declined primarily due to the deterioration of the Brazilian currency.  The lines written by the International Specialty segment continue to be highly competitive.  The decline in earned premiums for the three months ended September 30, 2015 as compared to the same period in 2014 was due to reduced premium writing in the quarter.  The increase in earned premiums for the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily due to a reduction in our ceding percentages, coupled with a change in business mix.

Included in losses and loss adjustment expenses for the three months ended September 30, 2015 was $7.1 million of catastrophe losses as a result of $5.5 million from the Tianjin explosion, $1.1 million from storms in the United States, and $0.5 million from other small events.  Partially offsetting these 2015 accident year losses was $2.1 million in net favorable development on prior accident year loss reserves driven by casualty and professional lines partially offset by unfavorable development in short tail property reinsurance.  Included in losses and loss adjustment expenses for the three months ended September 30, 2014 was $5.1 million of catastrophe losses as a result of $2.0 million from the European and Canadian hailstorms, $2.0 million from Typhoon Rammasun and $1.1 million from Hurricane Odile.  Partially offsetting these catastrophe losses was $0.5 million in net favorable development on prior accident year loss reserves.

Included in losses and loss adjustment expenses for the nine months ended September 30, 2015 was $5.8 million of net favorable development on prior accident year loss reserves primarily in our short tail property reinsurance, professional liability and casualty lines, compared to $0.1 million of favorable development for the same period ended 2014.  Included in losses and loss adjustment expenses for the nine months ended September 30, 2015 was $8.1 million in catastrophe losses as discussed above, as compared to $7.1 million for the same period ended 2014 from the various storms as detailed above.

The increase in the expense ratio for the three months ended September 30, 2015 as compared to 2014 was primarily attributable to slightly reduced ceding commissions received, coupled with a slight increase in fixed expenses.  The decline in the expense ratio for the nine months ended September 30, 2015 as compared to the same period ended 2014 was primarily attributable to a slight increase in earned premiums, while expenses remained constant.

Syndicate 1200

The following table summarizes the results of operations for the Syndicate 1200 segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Gross written premiums	$157.7	$146.7	$463.5	$443.8
Earned premiums	$99.1	$104.4	$305.5	$305.9
Losses and loss adjustment expenses	54.6	56.7	160.7	154.4
Underwriting, acquisition and insurance expenses	40.4	40.5	124.2	124.1
Underwriting income	4.1	7.2	20.6	27.4
Net investment income	2.3	2.1	6.9	7.9
Interest expense	(0.6)	(0.8)	(1.9)	(2.4)
Fee and other income, net	1.1	0.3	2.4	1.8
Income before income taxes	$6.9	$8.8	$28.0	$34.7
Loss ratio	55.1%	54.3%	52.6%	50.5%
Expense ratio	40.8%	38.8%	40.7%	40.6%
Combined ratio	95.9%	93.1%	93.3%	91.1%

For 2015, we reduced our participation percentage to 68%, down from 75% for 2014.  The increase in gross written premiums for the three months ended September 30, 2015 as compared to the same period in 2014 was primarily attributable to increases all divisions, excluding marine and energy, as we continued to establish new products and expand profitable lines.  Additionally, operations in China and Singapore contributed $3.9 million in gross written premiums for the three months ended September 30, 2015, compared to $0.8 million for the same period ended 2014 as these offices began writing premiums in the latter part of 2014.  For the nine months ended September 30, 2015, the increase in gross written premiums was attributable to increases in liability, specialty, aerospace and Asia divisions, partially offset by declines in the property and marine and energy divisions.  Operations in China and Singapore contributed $11.0 million in gross written premiums for the nine months ended September 30, 2015.  Earned premiums reflect the impact of the decline in our participation during 2015.  The Syndicate 1200 segment has been adversely impacted by increased competition in 2015.

Losses and loss adjustment expenses are reported net of losses ceded to the trade capital providers.  Included in losses and loss adjustment expenses for the three months ended September 30, 2015 was $4.0 million of catastrophe losses as a result of $3.5 million from the Tianjin explosion and $0.5 million from other small events.  For the three months ended September 30, 2014, the Syndicate 1200 segment reported no catastrophe losses.  Included in losses and loss adjustment expenses for the three months ended September 30, 2015 was $0.3 million of net favorable loss reserve development on prior accident years compared to $0.6 million for the same period ended 2014.  Included in losses and loss adjustment expenses for the three months ended September 30, 2014 were current accident year losses of $7.6 million resulting from a large general liability loss and three large aviation losses, compared to no significant current accident year large losses for the same period ended 2015.

Included in losses and loss adjustment expenses for the nine months ended September 30, 2015 was $5.0 million of catastrophe losses as a result of $3.5 million from the Tianjin explosion, $1.0 million from storm activity in the United States and $0.5 million from other small events.  For the nine months ended September 30, 2014, the Syndicate 1200 segment reported no catastrophe losses.  Included in losses and loss adjustment expenses for the nine months ended September 30, 2015 was $2.8 million of net favorable loss reserve development on prior accident years primarily attributable to favorable development in the property and specialty lines, partially offset by unfavorable development in the liability and aerospace lines.  Included in losses and loss adjustment expenses for the nine months ended September 30, 2014 were current accident year losses of $16.5 million as a result of large losses from logging, aviation, satellite and offshore energy losses, compared to no significant current accident year large losses for the same period ended 2015.  Included in losses and loss adjustment expenses for the nine months ended September 30, 2014 was $15.8 million net favorable loss reserve development on prior accident years primarily attributable to favorable development in the property, professional indemnity and aerospace lines, partially offset by unfavorable development in the general liability line.

The increase in the expense ratio for the three months ended September 30, 2015 as compared to the same period in 2014 was primarily due to increased commission and broker expenses resulting from current market conditions.  The expense ratios for the nine months ended September 30, 2015 and 2014 were comparable, as a decline in fixed expenses offset the increased commission and broker expenses.

Fee income, net represents fees and profit commission derived from the management of third party capital for our underwriting syndicate at Lloyd’s.  The increase in net fee and other income for the three and nine months ended September 30, 2015 as compared to the same periods in 2014 was primarily due to increased management fees due to the reduction in our participation, increased profit commission due to increased profitability, coupled with reduced Lloyd’s expenses.

Run-off Lines

The following table summarizes the results of operations for the Run-off Lines segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Earned premiums	$0.3	$1.3	$0.4	$1.5
Losses and loss adjustment expenses	7.1	10.6	8.0	18.9
Underwriting, acquisition and insurance expenses	1.4	1.0	4.0	6.1
Underwriting loss	(8.2)	(10.3)	(11.6)	(23.5)
Net investment income	2.1	2.4	6.2	7.2
Fee and other income (expense), net	(0.6)	—	(0.5)	—
Interest expense	(0.4)	(0.4)	(1.1)	(1.3)
Loss before income taxes	$(7.1)	$(8.3)	$(7.0)	$(17.6)

Earned premiums for the three and nine months ended September 30, 2015 and 2014 were primarily attributable to adjustments resulting from final audits, reinstatement premiums and other adjustments on policies previously underwritten.

Losses and loss adjustment expenses for the three months ended September 30, 2015 was the result of net unfavorable loss reserve development on prior accident years due to $3.2 million unfavorable development in the primary asbestos book driven by increasing defense costs, $2.8 million of unfavorable development in the run-off workers compensation lines due to increasing medical costs on older claims and the discount unwind and $1.4 million of unfavorable development in other assumed business partially offset by net favorable reserve development in our run-off reinsurance lines.  Losses and loss adjustment expenses for the three months ended September 30, 2014 included $10.6 million of net unfavorable loss reserve development on prior accident years consisting of $6.0 million from our asbestos and environmental exposure and $4.6 million in our run-off workers compensation lines.

Losses and loss adjustment expenses for the nine months ended September 30, 2015 was the result of net unfavorable prior accident year loss reserve development in our run-off workers compensation and asbestos liability lines partially offset by net favorable reserve development in our run-off reinsurance lines.  Losses and loss adjustment expenses for nine months ended September 30, 2014 included $18.9 million of net unfavorable loss reserve development on prior accident years consisting of $9.0 million from our asbestos and environmental exposure and $9.9 million in our run-off workers compensation lines.

The following table represents a reconciliation of total gross and net reserves for the Run-off Lines. Amounts in the net column are reduced by reinsurance recoverable.

	Nine Months Ended September 30,
	2015		2014
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of period	$53.9	$50.4	$57.5	$53.3
Incurred losses	4.7	4.3	10.6	8.8
Losses paid	(9.0)	(7.5)	(14.4)	(12.6)
Loss reserves - asbestos and environmental, end of period	49.6	47.2	53.7	49.5
Risk management reserves	259.5	162.3	262.5	173.4
Run-off reinsurance reserves	3.4	3.4	4.4	4.4
Other run-off lines	3.9	3.6	3.3	3.1
Total loss reserves - Run-off Lines	$316.4	$216.5	$323.9	$230.4

Underwriting, acquisition and insurance expenses for the Run-off Lines segment consists primarily of administrative expenses.  Underwriting expense for the three and nine months ended September 30, 2014 was favorably impacted by a $1.1 million recovery of a policyholder dividend in the run-off Risk Management lines.  The decline in underwriting expense for the nine months ended September 30, 2015 as compared to the same period of 2014 was due to a $2.4 million decline in the accrual for premium taxes and other assessments due to a change in accounting estimate.

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

Cash provided by operating activities can fluctuate due to a timing difference in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the nine months ended September 30, 2015, net cash provided by operating activities was $235.8 million compared to net cash provided by operating activities of $71.7 million for the nine months ended September 30, 2014. The increase in cash flows from operating activities from 2015 to 2014 was driven by the timing of reinsurance payments primarily concentrated in the Syndicate 1200 segment, partially offset by the first quarter 2014 partial settlement of a whole account quota share contract covering the Syndicate 1200 segment loss reserves for the 2009 and prior years of account.

For the nine months ended September 30, 2015, net cash used by investing activities was $176.0 million compared to net cash used by investing activities of $86.7 million for the nine months ended September 30, 2014. The increase in cash flows used from investing activities in 2015 from 2014 was mainly the result of purchases of fixed maturities, equity securities and short-term investments, partially offset by the inflow of cash from maturities and sales of fixed maturity investments. As of September 30, 2015, $344.8 million of the investment portfolio was invested in short-term investments. Included in purchases of fixed assets for the nine months ended September 30, 2015 was $42.6 million associated with the acquisition of real estate holdings, which were purchased on our behalf by a third-party intermediary using funds held in escrow from the fourth quarter 2014 sale of the Torrance, California real estate holdings, as previously disclosed in our December 31, 2014 Form 10-K.

For the nine months ended September 30, 2015 and 2014, net cash used by financing activities was $44.7 million and $69.0 million, respectively. During the nine months ended September 30, 2015 and 2014, we repurchased approximately 575,055 and 882,010 shares of our common stock for a total cost of $29.7 million and $42.2 million, respectively. We paid cash dividends to our shareholders totaling $17.1 million and $13.4 million during the nine months ended September 30, 2015 and 2014, respectively.

On March 7, 2014, each of Argo Group, Argo Group US, Inc., Argo International Holdings Limited, and Argo Underwriting Agency Limited (the “Borrowers”) entered into a $175 million credit agreement (“Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement provides for a $175.0 million revolving credit facility with a maturity date of March 7, 2018 unless extended in accordance with the terms of the Credit Agreement. Borrowings under the Credit Agreement may be used for general corporate purposes, including working capital and permitted acquisitions, and each of the Borrowers has agreed to be jointly and severally liable for the obligations of the other Borrowers under the Credit Agreement.

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

Included in the Credit Agreement is a provision that allows up to $17.5 million of the revolving credit facility to be used for letters of credit (“LOCs”), subject to availability. As of September 30, 2015, there were no borrowings outstanding and $0.2 million in LOCs against the Credit Facility.

On February 17, 2015, our Board of Directors declared a 10% stock dividend, payable on March 16, 2015, to shareholders of record at the close of business on March 2, 2015. Shareholders received cash in lieu of fractional shares.

On November 5, 2013, our Board authorized the repurchase of up to $150.0 million of our common shares (“2013 Repurchase Authorization”). The 2013 Repurchase Authorization supersedes all the previous repurchase authorizations. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of September 30, 2015, availability under the 2013 Repurchase Authorization for future repurchases of our common shares was $63.1 million.

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

As shown on the accompanying table, our fixed maturities portfolio is diversified among different types of investments. The securities are principally rated by one or more Nationally Recognized Statistical Rating Organizations (i.e., Standard & Poor’s, Moody’s Investors Services, Inc., and Fitch Ratings, Ltd). If a security has two ratings, the lower rating is used, and if a security has three ratings, the middle rating is used in the preparation of this table. At September 30, 2015, our fixed maturities portfolio had a weighted average rating of A+, with 69.7% ($2.0 billion fair value) rated A or better and 30.4% ($859.1 million fair value) rated AAA. Our portfolio included 11.3% ($319.5 million fair value) of less than investment grade (BB+ or lower) fixed maturities at September 30, 2015.

	Fair Value
(in millions)	AAA	AA	A	Other	Total
USD denominated:
U.S. Governments	$168.3	$—	$—	$0.6	$168.9
Non-U.S. Governments	33.3	15.9	2.9	33.9	86.0
Obligations of states and political subdivisions	110.6	275.7	80.8	25.4	492.5
Credit-Financial	4.2	51.0	276.2	165.7	497.1
Credit-Industrial	1.9	12.5	98.5	380.0	492.9
Credit-Utility	—	12.5	24.3	106.7	143.5
Structured securities:
CMO/MBS-agency	138.6	—	—	—	138.6
CMO/MBS-non agency	—	7.8	0.6	4.0	12.4
CMBS	92.4	34.5	12.1	26.7	165.7
ABS	121.4	0.4	—	6.2	128.0
CLO	63.4	16.2	30.6	25.4	135.6
Foreign denominated:
Governments	96.1	33.7	1.9	20.6	152.3
Credit	3.7	27.2	60.5	17.6	109.0
ABS/CMBS	21.4	—	0.7	—	22.1
CLO	3.8	11.9	18.2	43.7	77.6
Total fixed maturities	$859.1	$499.3	$607.3	$856.5	$2,822.2

We also hold a diversified investment portfolio of common stocks in various industries and market segments, ranging from small market capitalization stocks to large capitalization companies. Marketable equity securities are carried on our Consolidated Balance Sheets at fair value, and are subject to the risk of potential loss in fair value resulting from adverse changes in prices. At September 30, 2015, the fair value of our equity securities portfolio was $ 466.0 million.

Foreign Currency Risk

We have exposure to foreign currency risk in both our insurance contracts and invested assets, and to a lesser extent in a portion of our debt. Some of our insurance contracts provide that ultimate losses may be payable in various foreign currencies. Foreign currency exchange rate risk exists where we do not have cash or securities denominated in the currency for which we will ultimately pay the claims. Thus, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance polices that are payable in foreign currencies with cash and investments that are denominated in such currencies. In certain instances, we use foreign exchange forward contracts to mitigate this risk. Due to the extended time frame for settling the claims plus the fluctuation in currency exchange rates, the potential exists for us to realize gains and/or losses related to foreign exchange rates. In addition, we may experience foreign currency gains or losses related to exchange rate fluctuations in operating expenses as certain operating costs are payable in currencies other than the U.S. Dollar. For the three and nine months ended September 30, 2015, we recorded realized gains of $ 1.8 million and $ 8.4 million, respectively, from movements in foreign currency rates on our insurance operations. In addition, we recorded realized losses of $ 3.5 million and $ 11.7 million from movements on foreign currency rates in our investment portfolio and realized gains of $ 4.4 million and realized losses of $ 11.4 million from our currency forward contracts for the three and nine months ended September 30, 2015, respectively. We had unrealized losses at September 30, 2015 of $ 41.3 million in movements on foreign currency rates in our investment portfolio, which are recorded in “Other comprehensive income, net of taxes” in our Consolidated Balance Sheets. These losses are principally related to the strengthening of the U.S. Dollar versus other foreign currencies.

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

There were no changes in the internal control over financial reporting made during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis.  From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

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

From January 1, 2015 through September 30, 2015, we have repurchased a total 575,055 shares of our common shares for a total cost of $ 29.7 million.  Since the inception of the repurchase authorizations through September 30, 2015, we have repurchased 9,181,544 shares of our common stock at an average price of $36.06 for a total cost of $331.1 million.  These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981.  As of September 30, 2015, availability under the 2013 Repurchase Authorization for future repurchases of our common shares was $63.1 million.

The following table provides information with respect to shares of our common stock that were repurchased or surrendered during the three months ended September 30, 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publically Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
July 1 through July 31, 2015	—	$—	—	$67,890,294
August 1 through August 31, 2015	52,975	$55.40	52,834	$64,963,518
September 1 through September 30, 2015	33,125	$55.06	33,125	$63,139,540
Total	86,100		85,959

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under our various employees equity compensation plans.  For the three months ended September 30, 2015, we received 141 shares of our common stock, with an average price paid per share of $57.69 that were surrendered by employees in payment for the minimum required withholding taxes. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

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

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

November 6, 2015	By	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

November 6, 2015	By	/s/ Jay S. Bullock
Jay S. Bullock
Executive Vice President and Chief Financial Officer