Form 10-K
period 2015-12-31
Argo Group International Holdings, Ltd.
filed 2016-02-26
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of the common stock held by non-affiliates was approximately $1,532.6 million.

As of February 22, 2016, the Registrant had 27,611,357 shares of common stock outstanding (less treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Excerpts from Argo Group International Holdings, Ltd.’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2016

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

Annual Report on Form 10-K

For the Year Ended December 31, 2015

TABLE OF CONTENTS

		PART I
			Page
Item	1.	Business	2
Item	1A.	Risk Factors	16
Item	1B.	Unresolved Staff Comments	38
Item	2.	Properties	38
Item	3.	Legal Proceedings	39
Item	4.	Mine Safety Disclosure	39
		PART II
Item	5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	40
Item	6.	Selected Financial Data	43
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item	7A.	Quantitative and Qualitative Disclosures about Market Risk	69
Item	8.	Financial Statements and Supplementary Data	71
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	71
Item	9A.	Controls and Procedures	71
Item	9B.	Other Information	72
		PART III
Item	10.	Directors, Executive Officers and Corporate Governance	73
Item	11.	Executive Compensation	73
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	73
Item	13.	Certain Relationships and Related Transactions and Director Independence	73
Item	14.	Principal Accounting Fees and Services	73
		PART IV
Item	15.	Exhibits, Financial Statement Schedules	74

Forward Looking Statements

Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and are made pursuant to the safe harbor provisions of that act. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects”, “potential”, “continued”, “may”, “will”, “should”, “seeks”, “approximately”, “predicts”, “intends”, “plans”, “estimates”, “anticipates” or the negative version of those words or other comparable words. The forward-looking statements are based on the current expectations of Argo Group International Holdings, Ltd. (“Argo Group,” “we” or the “Company”) and our beliefs concerning future developments and their potential effects on Argo Group. There can be no assurance that actual developments will be those anticipated by Argo Group. Actual results may differ materially as a result of significant risks and uncertainties including but not limited to:

•	changes in the pricing environment including those due to the cyclical nature of the insurance and reinsurance industry;
•	increased competition;
•	the adequacy of our projected loss reserves including:
•	development of claims that varies from that which was expected when loss reserves were established;
•	adverse legal rulings which may impact the liability under insurance and reinsurance contracts beyond that which was anticipated when the reserves were established;
•	development of new theories related to coverage which may increase liabilities under insurance and reinsurance contracts beyond that which were anticipated when the loss reserves were established;
•	reinsurance coverage being other than what was anticipated when the loss reserves were established;
●	changes to regulatory and tax conditions and legislation;
●	natural and/or man-made disasters, including terrorist acts;
●	the inability to secure reinsurance;
●	the inability to collect reinsurance recoverables;
●	a downgrade in our financial strength ratings;
●	changes in interest rates;
●	changes in the financial markets that impact investment income and the fair market values of our investments;
●	changes in asset valuations;
●	failure to execute information technology strategies;
●	failure to execute expense reductions;
●	inability to successfully execute mergers or acquisitions; and
●	other risks detailed in this Form 10-K or that may be detailed in other filings with the Securities and Exchange Commission.

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

Following is a summary organizational chart for Argo Group:

Business Segments and Products

For the year ended December 31, 2015, our operations included four ongoing business segments: Excess and Surplus Lines, Commercial Specialty, International Specialty and Syndicate 1200. In addition to the four main business segments, we have a Run-off Lines segment for certain products we no longer underwrite. For discussion of the operating results of each business segment, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 18, “Segment Information,” in the Notes to the Consolidated Financial Statements.

Excess and Surplus Lines

The Excess and Surplus Lines segment focuses on U.S. based risks that the standard (admitted) market is unwilling or unable to underwrite. The standard market’s limited appetite for such coverage is often driven by the insured’s unique risk characteristics, the perils involved, the nature of the business, and/or the insured’s loss experience. This business is able to underwrite these risks with more flexible policy terms on an admitted and non-admitted basis. Non-admitted carriers, while approved, are not licensed in the states in which they underwrite and, therefore, are subject to less regulation. By contrast, admitted carriers are licensed by states and are subject to all of the regulations and requirements of those states.

Our Excess and Surplus Lines segment consists of two operating platforms: Colony Specialty and Argo Pro. While focused primarily on non-admitted business, each of these operations may also underwrite certain classes of business on an admitted basis for risks that otherwise meet our underwriting standards.

Colony Specialty underwrites primary and excess casualty, property and professional liability coverage for hard-to-place risks and/or distressed businesses that typically fall outside of the standard insurance market’s risk appetite. This business is underwritten through six business units: Casualty, Transportation, Specialty Property, Contract, Environmental and Allied Medical. Through these units, Colony Specialty provides coverage to a broad group of commercial enterprises including contractors, manufacturers, distributors, property owners, retailers, restaurants, environmental consultants and contractors and smaller medical facilities within the social services, miscellaneous healthcare and long-term care segments.

Argo Pro is our mid-market professional lines platform and provides a broad portfolio of errors and omissions and management liability products for our wholesale and retail distribution partners. Argo Pro offers customized coverage on a primary and excess basis for risks on both an admitted and non-admitted basis, targeting commercial and select financial institution risks in the middle market and upper middle market segments. Our underwriting focus provides risk management solutions for accountants, architects and engineers, commercial crime, directors and officers, employment practices, fiduciary, lawyers, miscellaneous professionals, technology, privacy and security.

Commercial Specialty

This segment provides property, casualty and surety coverages designed to meet the specialized insurance needs of U.S based businesses within certain well-defined markets. It targets business classes and industries with distinct risk profiles that can benefit from specially designed insurance programs, tailored loss control and expert claims handling. This segment serves its targeted niche markets with a narrowly focused underwriting profile and specialized knowledge of the businesses it serves. Our Commercial Specialty segment consists of the following risk-bearing business units: Argo Insurance, Rockwood Casualty Insurance Company (“Rockwood”), Commercial Programs, Argo Surety, Trident Public Risk Solutions (“Trident”) and ARIS Title Insurance Corporation (“ARIS”). In addition, we operate a variety of non-risk-bearing agency and brokerage operations that generate fee income under the Alteris brand. Most of the Alteris businesses operate as managing general agents (“MGA”). MGAs usually have the authority to bind insurance contracts of companies with whom they have appointments. Alteris units have underwriting authority for third-party carriers, as well as for certain Argo Group companies.

Argo Insurance offers insurance and risk management services to Grocery, Restaurants and other Specialty Retail industries. Argo Insurance provides property, liability, workers compensation, automobile and umbrella coverage throughout the United States.

Rockwood is a specialty underwriter of workers compensation for the mining industry. It also underwrites coverage for small commercial businesses including retail operations, light manufacturing, services and restaurants. Approximately 52% of its premiums are written in Pennsylvania. Rockwood underwrites policies on both a large-deductible basis and on a guaranteed-cost basis for smaller commercial accounts. In addition, Rockwood provides general liability and commercial automobile packages, as well as coverage for pollution liability, umbrella liability and surety to support its core clients’ other mining and mining-related exposures.

Argo Surety offers surety products to a diverse range of U.S. businesses operating in numerous industries. Argo Surety provides surety solutions to businesses that must satisfy various eligibility conditions in order to conduct commerce, such as licensure requirements required by government statute or regulation, counterparty conditions found in private or public construction projects or satisfactory performance of contracted services. Surety products are commonly grouped into two broad categories referred to as commercial bonds and contract bonds. Commercial bonds are generally required of businesses that guarantee their compliance with regulations and statutes, the payment and performance assurance for various forms of contractual obligations, or the completion of services. Contract bonds are typically third-party performance, payment or maintenance guarantees associated with construction projects. Argo Surety targets multiple industries including construction (general, trade and service contractors), manufacturing, transportation, energy (coal,  oil and gas), waste management, industrial equipment, technology, retail, public utilities and healthcare.

Trident provides primary insurance products and risk management solutions for public sector entities such as counties, municipalities, public schools and other local government units and special districts. Its product lines include general liability, automobile liability, automobile physical damage, property, inland marine, crime, public officials’ liability, educators’ legal liability, employment practices liability, law enforcement liability and workers compensation coverage.

Alteris is a full-service Managing General Agency that provides a broad spectrum of products and services to brokers and clients throughout the United States. Its capabilities include program modeling, underwriting administration, policy-system solutions, claim services, risk consultation, and reinsurance placement. Each of Alteris’ specialty practices are supported by an integrated team of underwriting, claims, risk control, actuarial, and administrative support professionals. Targeted industry segments include breweries, wineries, emergency service organizations, forest products, landscape & arborist contractors and water-related entities.

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

The Casualty and Professional Lines unit of our Argo Insurance division is managed from Bermuda. This unit serves the needs of global clients for coverage in the following lines: general and products liability, directors and officer’s liability, errors and omissions liability and employment practices liability.

ArgoGlobal SE is based in Malta and underwrites professional liability business in Continental Europe.

Argo Seguros is our property and casualty insurance company based in Sao Paolo, Brazil, which is focused on serving the domestic commercial insurance market. Argo Seguros provides a broad range of commercial property, casualty and specialty coverages. Its primary lines of business are cargo and marine, property and engineering and financial lines. It also participates in Brazil’s federal Motor Third-Party Liability insurance pool.

Syndicate 1200

The Syndicate 1200 segment is focused on underwriting worldwide property, specialty and non-U.S. liability insurance through Argo Underwriting Managing Agency, Ltd. on behalf of Lloyd’s Syndicate 1200 within the Lloyd’s of London global franchise. The segment’s business platform is based in London, with offices in Shanghai, Singapore and Dubai. Syndicate 1200 obtains its underwriting capital from a variety of sources and seeks to maintain a balance between capital managed on our behalf and capital managed on behalf of third parties. The sources of the underwriting capital for Syndicate 1200 include our interest, third-party capital participants referred to as trade capital providers and third-party capital attributable to individual members referred to as Names. Trade capital providers participate on a quota share basis or directly through the syndicate. The flexibility in the sources of capital allows us to manage underwriting exposure over the insurance cycle. Our economic participation in the syndicate varies by year of account based on our risk appetite and the level of third-party participation. This segment earns a return on the underwriting capital that is provided by us and fee income earned from the management of third-party capital.

The property division of the Syndicate 1200 segment concentrates mainly on North American commercial properties but is also active in the residential sector, including collateral protection insurance programs for lending institutions. A large portion of business is underwritten through the use of binding authorities. The segment’s liability division underwrites professional indemnity, general liability, medical malpractice, casualty and motor treaty and directors and officers insurance, with emphasis on Canada, Australia and the U.K. The marine and energy division underwrites cargo, upstream and downstream energy, yachts, hull and marine liability insurance. The aerospace division underwrites airline, general aviation, products and operators’ liability and satellite insurance. The specialty division underwrites personal accident, credit & political risks, terrorism and contingency insurance.

Lloyd’s currently operates in over 200 countries and territories, and we currently transact business in approximately 150 of these countries. Lloyd’s business is often written on a syndicated basis across the insurance market. Syndicate 1200 is the lead underwriter on approximately 36% of the business it underwrites.

Run-off Lines

Run-off Lines segment includes outstanding liabilities associated with discontinued lines previously underwritten by our insurance subsidiaries, such as those arising from liability policies dating back to the 1960s, 1970s and into the 1980s; risk management policies written by a business unit that has since been sold to a third party; and other legacy accounts previously written by our reinsurance subsidiaries.

Marketing and Distribution

We provide products and services to well-defined niche markets. We use our capital strength and the Argo Group brands to cross-market the products offered by each of our segments among our operating platforms and divisions. We offer our distribution partners tailored, innovative solutions for managing risk using the full range of products and services we have available.

Excess and Surplus Lines

Colony Specialty distributes its products through a network of appointed wholesale agents and brokers specializing in excess and surplus lines and certain targeted admitted lines. Approximately two-thirds of Colony Specialty’s premium volume in 2015 was produced by wholesale brokers who submit business and rely on Colony Specialty to produce quotes and handle policy issuance on such accounts. The remaining one-third of Colony Specialty’s premium was produced through a select group of wholesale agents to whom Colony Specialty has delegated limited authority to act on its behalf. These agents are granted authority to underwrite, quote, bind and issue policies in accordance with predetermined guidelines and procedures prescribed by Colony Specialty. Argo Pro distributes its products through both wholesale brokers and retail agents.

Commercial Specialty

Commercial Specialty uses a broad distribution platform to deliver specialty insurance products and services to our policyholders and agents. Argo Insurance products and services are distributed through selected independent agents, brokers, wholesalers and program managers with demonstrated expertise in one or more of its targeted niche markets. Rockwood distributes its product lines through a network of independent retail and wholesale agents. Trident provides its insurance products and related services through licensed retail agents, selected brokers and state program managers. Argo Surety distributes its products through selected surety specialty agents and brokers across the United States. ARIS employs both a direct and partner-distribution strategy, which includes brokers, insurers, market advisors, art lenders, investment funds and auction houses. Alteris generally distributes products underwritten on behalf of third-party carriers and Argo Group through retail agents and selected brokers.

International Specialty

Argo Re obtains substantially all of its reinsurance business through brokers and third-party intermediaries who represent clients in negotiations for the purchase of reinsurance. None of the intermediaries through which Argo Re obtains this business are authorized to bind business on our behalf. Argo Insurance distributes its products through selected brokers. ArgoGlobal SE distributes products through brokers in selected European markets. Argo Seguros distributes products through selected brokers and agents within the Brazilian markets.

Syndicate 1200

Syndicate 1200 obtains insurance and reinsurance business from two main sources: the Lloyd’s open market and underwriting agencies with delegated authority. In the Lloyd’s open market, brokers approach Syndicate 1200 directly with individual insurance risk opportunities for consideration by our underwriters. Brokers also approach Syndicate 1200 through selected underwriting agencies that are granted limited authority delegated by Syndicate 1200 to make underwriting decisions on individual risks. In general, risks written in the open market are larger than risks written on our behalf by authorized agencies in terms of both exposure and premium.

Competition

We compete in a wide variety of markets against numerous and varied competitors, depending on the nature of the risk and coverage being written. The competition for any one account may range from large international firms to smaller regional companies in the domiciles in which we operate.

To remain competitive, our strategy includes, among other elements: (1) focusing on rate adequacy and underwriting discipline while providing a competitively priced product, (2) leveraging our distribution network by providing product solutions, (3) controlling expenses, (4) maintaining financial strength and issuer credit ratings, (5) providing quality services to agents and policyholders, including rate, quote, bind and issue (RQBI) technologies such as EDGE, Colony Rater and others to make it easy to write business, and (6) exploiting opportunities to acquire suitable books of business.

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

Commercial Specialty

Due to the diverse nature of the products offered by the Commercial Specialty segment, competition comes from various sources, but largely from regional companies or regional subsidiaries of national carriers. National carriers tend to compete for larger accounts along all product lines. Competition for our public entity products is primarily from small to medium size commercial insurers as well as from state and regional governmental risk pools.

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

Financial Strength Ratings reflect the rating agency’s assessment of an insurer’s ability to meet its financial obligations to policyholders. With the exception of Argo Seguros (which is not rated), all of our insurance and reinsurance companies have an FSR of “A” (Excellent) from A.M. Best Company (“A.M. Best”), and our U.S. insurance subsidiaries have an FSR of “A-” (Strong) from Standard & Poor’s (“S&P”), with stable outlook.

Debt Ratings and Issuer Credit Ratings reflect the rating agency’s assessment of a company’s prospects for repaying its debts and can be considered by lenders in connection with the setting of interest rates and terms for a company’s short-term or long-term borrowings. Argo Group US, Inc. has an ICR and senior unsecured debt rating of “BBB-” from S&P. Argo Group International Holdings, Ltd. has an ICR and senior unsecured Debt Rating of “bbb” from A.M. Best. Except for ARIS Title and Argo Seguros, all of our insurance and reinsurance companies have an ICR of “a” from A.M. Best.

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

In 2015, we were notified that the BMA met with the Insurance Departments of the States of Illinois and Virginia in a single supervisory college session related to us. The outcomes of the meeting were shared with us. We were notified that starting in 2016, Argo management will be invited to attend future supervisory college meetings.

The BMA is also responsible for the supervision, regulation and inspection of Bermuda domiciled insurance companies and for the licensing of all insurance companies, brokers, agents and managers doing business in Bermuda. The Act and its supporting legislation, the Insurance (Prudential Standards) (Class 4 and 3B Solvency Requirement), the Insurance (Eligible Capital) Rules, as well as various other policies and guidance notes, including the Insurance Code of Conduct, provide the BMA with substantive licensing and intervention powers.

These rules provide for significant reporting requirements related to us and our consolidated financial condition.

Solvency Regulation Scheme

Bermuda continues to enhance its risk-based regulatory regime, to meet or exceed international standards, including Solvency II (“S II”) as enacted by the EU in November 2009. In late November of 2015 a delegated act was adopted by the European Commission recommending full equivalence for Bermuda. That recommendation is now waiting for objection/adoption by the full European Parliament and Council.  In that delegated act the European Commission announced its approval of Bermuda’s commercial (re)insurance regime as being fully equivalent to the regulatory standards applied under Solvency II. The BMA expects official confirmation of full Solvency II equivalence to be granted in the coming months with retroactive application to January 1st 2016.

Many of the areas covered under this initiative have been phased in over recent years. The BMA has enhanced its existing regime consisting of three core components: (1) Capital Adequacy, (2) Governance and Risk Management and (3) Disclosure and Reporting. Most of these elements are interconnected and potentially influenced by developments in other international regimes. (Re)insurance companies as well as (re)insurance groups are also subject to the Bermuda Solvency Capital Requirement (“BSCR”), a risk-based capital system mandated by the above mentioned rules.

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

Dividends

Any dividend payments paid to Argo Re become part of the capital and surplus of Argo Re, at which point further upward distribution to Argo Group is subject to Bermuda insurance and solvency regulations as discussed above.

In December of 2015, 2014 and 2013, Argo Re paid a cash dividend to Argo Group of $41.0 million, $40.9 million and $84.5 million, respectively.  The proceeds of the dividends were used to repay intercompany balances related primarily to dividend and interest payments and other corporate expenses.

United States

State Insurance Regulation

Argo Group US, Inc.’s insurance subsidiaries are subject to the supervision and regulation of the states in which they are domiciled. We currently have twelve insurance companies domiciled in five states (the “U.S. Subsidiaries”). Argo Group US, Inc., as the indirect parent of the U.S. Subsidiaries, is subject to the insurance holding company laws of Illinois, New York, Ohio, Pennsylvania and Virginia. These laws generally require each of the U.S. Subsidiaries to submit annual holding company registration statements to its respective domestic state insurance department and to furnish annually financial and other information about the operations of the companies within the holding company group, including the filing of an Own Risk and Solvency Assessment Summary Report with the Illinois Director of Insurance, as the lead state regulator. In order to assess the business strategy, financial position, legal and regulatory position, risk exposure, risk management, and governance processes,  the Illinois Director of Insurance  may participate in a supervisory college with other regulators charged with supervision of an Illinois domestic insurer or its affiliates, including other state, federal, and international regulatory agencies. Generally, all material transactions among companies in the holding company group to which any of the U.S. Subsidiaries is a party, including sales, loans, reinsurance agreements and service agreements, must be fair and, if material or of a specified category, require prior notice and approval or non-disapproval by the insurance department where the subsidiary is domiciled. Transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries and certain material transactions between companies within the holding company group may be subject to prior notice to, or prior approval by, state regulatory authorities. Such supervision and regulation is intended to protect our policyholders rather than our shareholders. Matters relating to authorized lines of business, underwriting standards, financial condition standards, licensing of insurers, investment standards, premium levels, policy provisions, the filing of annual and other financial reports prepared on the basis of Statutory Accounting Principles, the filing and form of actuarial reports, dividends and a variety of other financial and non-financial matters are also areas that are regulated and supervised by the state in which each of our U.S. Subsidiaries are domiciled.

Guaranty Associations

Our U.S. Subsidiaries are participants in the statutorily created insolvency guaranty associations in all states where they are licensed carriers. These associations were formed for the purpose of paying unearned premium and loss claims of licensed insolvent insurance companies. The U.S. Subsidiaries are assessed their pro rata share of such claims based upon their written premiums, subject to a maximum annual assessment per line of insurance. Such costs can generally be recovered through surcharges on future premiums. Non-admitted business is neither supported by nor subject to guaranty assessments.

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

In December 2015, Argo Group US paid a $50.0 million dividend to its immediate parent, Argo Financial Holding.

Argo Group US, Inc. may receive dividends from its direct subsidiaries: Argonaut Insurance Company, Colony Insurance Company (“Colony”) and Rockwood. For the year ended December 31, 2015, no dividends were declared by Argo Group US, Inc. direct subsidiaries.  During 2016, Argonaut Insurance Company may be permitted to pay dividends up to $41.6 million without approval from the Illinois Division of Insurance, based on the application of the Illinois ordinary dividend calculation. Colony may be permitted, during 2016, to pay dividends up to $35.0 million without prior approval from the Virginia Bureau of Insurance, based on the application of Virginia’s ordinary dividend calculation. Rockwood may be permitted, during 2016, to pay dividends up to $18.2 million without approval from the Pennsylvania Department of Insurance, based on the application of Pennsylvania’s ordinary dividend calculation. Business and regulatory considerations may impact the amount of dividends actually paid, and prior approval of extraordinary dividend payments is required.

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

The Terrorism Risk Insurance Program Reauthorization Act

On November 26, 2002, the President of the United States signed into law the Terrorism Risk Insurance Act of 2002 (“TRIA”).  On January 12, 2015, the President of the United States signed into law the Terrorism Risk Insurance Program Reauthorization Act of 2014 (“TRIPRA”), which extends TRIA through December 31, 2020. Under TRIA commercial insurers are required to offer insurance coverage against terrorist incidents and are reimbursed by the federal government for paid claims subject to deductible and retention amounts. TRIA, and its related rules, contain certain definitions, requirements and procedures for insurers filing claims with the Treasury for payment of the Federal share of compensation for insured losses under the Terrorism Risk Insurance Program (“TRIP”).  TRIP is a temporary federal program that has been extended by TRIA to provide for a transparent system of shared public and private compensation for insured losses resulting from acts of terrorism.  The Treasury implements the program. On June 29, 2004, the Treasury issued a final Claims Procedures Rule, effective July 31, 2004, as part of its implementation of Title I of TRIA.  TRIA also contains specific provisions designed to manage litigation arising out of, or resulting from, a certified act of terrorism, and on July 28, 2004, the Treasury issued a final Litigation Management Rule for TRIA. The Claims Procedures Rule specifically addresses requirements for Federal payment, submission of an initial notice of insured loss, loss certifications, timing and process for payment, associated recordkeeping requirements, as well as the Treasury’s audit and investigation authority.  These procedures will apply to all insurers that wish to receive their payment of the Federal share of compensation for insured losses under TRIA.

Additional materials addressing TRIA and TRIP, including Treasury issued interpretive letters, are contained on the Treasury’s website.

European Union (EU)

The S II regulatory regime in the EU, imposes new solvency and governance requirements across all 27 EU Member States. The application date of the S II regime is January 1, 2016.

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

Our Lloyd’s Managing Agency, Argo Managing Agency Limited, which manages Syndicate 1200 at Lloyd’s, and ArgoGlobal SE (Malta) will be required to comply with S II.

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

The legislation reformed the regulatory system, which previously divided responsibility for financial stability between the Treasury, Bank of England and Financial Services Authority (“FSA”). The new system gives the Bank of England macro-prudential responsibility for oversight of the financial system and, through the Prudential Regulation Authority (“PRA”), for day-to-day prudential supervision of financial services firms managing significant balance-sheet risk. The Financial Conduct Authority (“FCA”) has been created to protect consumers, promote competition and ensure integrity in markets.

PRA and FCA Regulations

During 2015, the operations of Syndicate 1200 were regulated by the PRA and the FCA, as well as being supervised by Lloyd’s.  The PRA, FCA and Lloyd’s have common objectives in ensuring that the Lloyd’s market is appropriately regulated.  To minimize duplication, there are arrangements with Lloyd’s for co-operation on supervision and enforcement.  Both the PRA and FCA have substantial powers of intervention in relation to the Lloyd’s Managing Agents (such as Argo Managing Agency Limited) that they regulate, including the power to remove their authorization to manage Lloyd’s Syndicates.  In addition, each year the PRA requires Lloyd’s to satisfy an annual solvency test that measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and run-off.  If Lloyd’s fails this test, the PRA may require Lloyd’s to cease trading and/or its members to cease or reduce underwriting.

Lloyd’s Regulations and Requirements

The operations of Syndicate 1200 are supervised by Lloyd’s. The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s. The Lloyd’s Franchise Board is responsible for setting risk management and profitability targets for the Lloyd’s market and operates a business planning and monitoring process for all Syndicates, including reviewing and approving the Syndicates’ annual business plans. The Lloyd’s Franchise Board requires annual approval of Syndicate 1200’s business plan, including maximum underwriting capacity, and may require changes to any business plan presented to it or that additional capital be provided to support underwriting. Lloyd’s also imposes various charges and assessments on its members.

The Argo Group predominantly participates in the Lloyd’s Market as a Lloyd’s corporate member on Syndicate 1200 through Argo (No 604) Ltd, a Lloyd’s corporate member. By entering into a membership agreement with Lloyd’s, Argo (No 604) Ltd undertakes to comply with all Lloyd’s by-laws and regulations as well as the provisions of the Lloyd’s Acts and Financial Services and Markets Act 2000 that are applicable to it. The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (referred to as “Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined by Lloyd’s. The amount of such deposit is calculated for each member through the completion of an annual capital adequacy exercise. These requirements allow Lloyd’s to evaluate that each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin.

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

Argo Managing Agency Limited owns three service companies, which produce business to Syndicate 1200 under delegated underwriting authority arrangements. They are:

•	ArgoGlobal (Dubai) Limited

ArgoGlobal (Dubai) Ltd. is authorized as an “Authorized Firm” licensed to operate through Dubai International Financial Centre (“DIFC”) as an insurance manager and insurance intermediary by the Dubai Financial Services Authority (“DFSA”). Although not subject to solvency requirements and other regulations that apply to insurance carriers and reinsurers generally in Dubai, ArgoGlobal (Dubai) Ltd. is subject to DFSA’s laws and regulations relating to its business activities as an Authorized Firm (Category 4) operating in Dubai. The Company operates from the Lloyd’s Dubai platform, which gives Lloyd’s an underwriting base in the MENA region. ArgoGlobal (Dubai) Limited therefore receives regulatory oversight from both Lloyd’s and the DFSA.

•	ArgoGlobal Underwriting Asia Pacific Pte Limited

ArgoGlobal Underwriting Asia Pacific Pte Limited is authorized by the Monetary Authority of Singapore (MAS) as a Lloyd’s Asia Scheme Service Company. The Company operates from the Lloyd’s Singapore platform, which provides Lloyd’s with an insurance and reinsurance hub in Singapore writing business from across the region. The Company therefore receives regulatory oversight from both Lloyd’s and the MAS.

•	Argo Direct Limited

Argo Direct Limited (ADL) is Authorised and Regulated by the Financial Conduct Authority. ADL has been given permission to provide regulated products and services to commercial and retail customers. The Company therefore receives regulatory oversight from both Lloyd’s and the FCA.

Dividends

Dividend payments from Argo Managing Agency Limited to its immediate parent are not restricted by regulatory authority.  Dividend payments from Argo Managing Agency Limited will be at the discretion of Argo Managing Agency Limited’s Board of Directors and will be subject to the earnings, operations, financial condition, capital and general business requirements of Syndicate 1200. Dividends from a Lloyd’s managing agent and a Lloyd’s corporate member can be declared and paid provided it has sufficient capital available.

Malta

ArgoGlobal SE operates as a licensed insurer domiciled in Malta under the Malta Business Act (Cap. 403) by the Malta Financial Services Authority (“MFSA”). ArgoGlobal SE is regulated as a domestic insurer by the MFSA and subject generally to Malta’s laws and regulations relating to insurance and solvency requirements. ArgoGlobal SE entertains risks throughout the European Member States and European Economic Area, on an “Exercise of Passport Rights-Services/Establishment” basis. The authorized branch office in Zurich can only entertain Swiss domiciled risks. When payable, dividends from ArgoGlobal SE will be subject to applicable laws and regulations in Malta.

Brazil

Argo Seguros is authorized to operate as a licensed insurer domiciled in Brazil by the Superintendệncia de Seguros Privados, (“SUSEP”) per Ordinance nº 4.316 issued in 2011. Argo Seguros is regulated as a domestic insurer by SUSEP and subject to Brazil’s laws and regulations relating to insurance and solvency requirements. When payable, dividends from Argo Seguros will be subject to applicable laws and regulations in Brazil.

In April 2014, Argo Re Ltd. was registered by the SUSEP as an admitted reinsurer in Brazil, and established its representative office, Argo Re Escritório de Representação no Brasil Ltda. (“Argo Re Escritório”) in São Paulo, Brazil, per Ordinance nº 5.795.  Argo Re Escritorio is focused on serving the domestic commercial reinsurance market.  Argo Re Ltd. and Argo Re Escritório are subject to Brazil’s laws and regulations relating to business activities as an admitted reinsurer.

Reinsurance

As is common practice within the insurance industry, Argo Group’s insurance and reinsurance subsidiaries transfer a portion of the risks insured under their policies by entering into a reinsurance treaty with another insurance or reinsurance company. Purchasing reinsurance protects primary carriers against the frequency and/or severity of losses incurred on the policies they issue, such as in the case of an unusually large individual claim or serious occurrences in which a number of claims on one policy aggregate to produce an extraordinary loss or where a catastrophe generates a large number of serious claims on multiple policies at the same time. Reinsurance does not discharge the issuing primary carrier from its obligation to pay a policyholder for losses insured under its policy.

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

At December 31, 2015, Argo Group’s reinsurance recoverable balance totaled $1,121.1 million, net of an allowance for doubtful accounts of $3.2 million. The following table reflects the credit ratings for our reinsurance recoverable balance at December 31, 2015:

	2015
(in millions)	Reinsurance
Ratings per A.M. Best	Recoverables	% of Total
Reinsurers rated A+ or better	$575.3	51.3%
Reinsurers rated A	369.3	32.9%
Reinsurers rated A-	55.0	4.9%
Reinsurers rated below A- or not rated	121.6	10.8%
	$1,121.2	100.0%

Nine of the top ten reinsurers, rated A or higher, accounted for $668.3 million, or approximately 60% of the reinsurance recoverable balance as of December 31, 2015. Management has concluded that all balances (net of any allowances for doubtful accounts) are considered recoverable as of December 31, 2015.

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

The tables below present a development of loss and loss adjustment expense (“LAE”) reserve liabilities and payments for the years 2005 through 2015. The information presented in Table I is net of the effects of reinsurance. The information presented in Table II includes only amounts related to direct and assumed insurance. Amounts for the predecessor Bermuda reinsurance companies are not included for the years prior to 2007, the year of acquisition. Additionally, amounts for the Syndicate 1200 segment are not included for the years prior to 2008, the year of acquisition.

Table I
Analysis of Losses and Loss Adjustment Expense Development
(Net of Reinsurance)

(in millions)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Reserves for Losses and LAE (1) (2)	$1,394.8	$1,530.5	$1,863.3	$2,115.6	$2,213.2	$2,253.0	$2,336.7	$2,110.9	$2,107.6	$2,137.1	$2,133.3
Cumulative Amount Paid as of (3)
1 year later	235.6	286.6	410.9	567.8	577.9	577.9	578.8	554.2	546.4	564.5
2 years later	435.2	517.8	721.5	965.5	960.2	968.6	974.2	941.2	940.7
3 years later	600.3	712.7	930.0	1,213.5	1,213.7	1,243.6	1,227.6	1,212.5
4 years later	734.0	840.9	1,072.0	1,372.3	1,393.7	1,402.2	1,412.5
5 years later	822.2	926.7	1,169.0	1,487.8	1,491.8	1,530.7
6 years later	886.8	994.3	1,253.2	1,559.2	1,569.8
7 years later	943.0	1,055.0	1,309.5	1,618.2
8 years later	1,022.0	1,102.2	1,359.7
9 years later	1,063.6	1,149.1
10 years later	1,107.3
Reserves Re-estimated as of (4)
1 year later	1,349.9	1,499.4	1,798.6	2,109.3	2,170.1	2,249.6	2,303.8	2,077.3	2,069.9	2,104.7
2 years later	1,331.4	1,472.5	1,757.9	2,018.4	2,112.0	2,193.4	2,265.0	2,019.7	2,025.4
3 years later	1,306.5	1,446.1	1,696.9	1,974.4	2,055.5	2,160.9	2,190.5	1,974.9
4 years later	1,316.3	1,413.5	1,659.1	1,946.8	2,025.6	2,119.5	2,165.6
5 years later	1,296.8	1,389.1	1,640.6	1,919.3	2,013.9	2,112.6
6 years later	1,284.0	1,376.2	1,621.1	1,921.5	2,017.1
7 years later	1,276.0	1,369.2	1,634.5	1,928.8
8 years later	1,303.5	1,387.7	1,645.3
9 years later	1,323.7	1,403.4
10 years later	1,341.3
Cumulative (Deficiency) Redundancy (5)	53.5	127.1	218.0	186.8	196.1	140.4	171.1	136.0	82.2	32.4
Prior Year Cumulative (Deficiency) Redundancy	71.1	142.8	228.8	194.1	199.3	133.5	146.2	91.2	37.7	—
Change in Cumulative (Deficiency) Redundancy	$(17.6)	$(15.7)	$(10.8)	$(7.3)	$(3.2)	$6.9	$24.9	$44.8	$44.5	$32.4

(1)	Original estimated reserves for losses and LAE, net of reinsurance, as of the balance sheet date for each of the years indicated.
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

Table II
Analysis of Losses and Loss Adjustment Expense Development
(Gross Reserves)

(in millions)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Reserves for Losses and LAE (1)	$1,875.4	$2,029.2	$2,425.5	$2,996.6	$3,203.3	$3,152.2	$3,291.1	$3,223.5	$3,230.3	$3,042.4	$3,123.6
Cumulative Amount Paid as of (2)
1 year later	335.6	358.9	499.5	789.5	834.9	764.7	774.3	739.2	702.5	742.1
2 years later	578.5	650.4	894.6	1,383.8	1,342.7	1,295.2	1,292.7	1,233.9	1,262.2
3 years later	784.1	903.7	1,198.9	1,716.4	1,691.6	1,657.6	1,620.3	1,612.6
4 years later	957.1	1,086.7	1,364.9	1,938.8	1,927.3	1,867.8	1,861.3
5 years later	1,085.4	1,195.2	1,500.3	2,102.3	2,063.4	2,024.9
6 years later	1,164.8	1,294.2	1,605.8	2,197.2	2,162.8
7 years later	1,248.5	1,369.4	1,680.7	2,274.1
8 years later	1,309.2	1,432.9	1,747.1
9 years later	1,364.8	1,494.3
10 years later	1,421.7
Reserves Re-estimated as of (3)
1 year later	1,792.0	1,960.1	2,369.6	3,044.0	3,135.0	3,132.1	3,245.6	3,195.8	3,197.7	3,005.0
2 years later	1,741.6	1,939.8	2,333.4	2,899.6	3,067.4	3,073.1	3,204.1	3,151.6	3,145.8
3 years later	1,727.4	1,932.3	2,254.1	2,871.9	2,994.4	3,039.7	3,134.4	3,087.9
4 years later	1,764.7	1,869.9	2,182.7	2,834.6	2,970.5	3,003.5	3,096.3
5 years later	1,725.1	1,836.5	2,154.2	2,809.0	2,965.1	3,008.3
6 years later	1,708.4	1,815.7	2,147.7	2,819.9	2,987.2
7 years later	1,695.8	1,824.4	2,172.0	2,849.8
8 years later	1,714.4	1,856.6	2,206.8
9 years later	1,749.1	1,894.0
10 years later	1,788.8
Cumulative (Deficiency) Redundancy (4)	86.6	135.2	218.7	146.8	216.1	143.9	194.8	135.6	84.5	37.4
Prior Year Cumulative (Deficiency) Redundancy	126.3	172.6	253.5	176.7	238.2	148.7	156.7	71.9	32.6	—
Change in Cumulative (Deficiency) Redundancy	$(39.7)	$(37.4)	$(34.8)	$(29.9)	$(22.1)	$(4.8)	$38.1	$63.7	$51.9	$37.4

(1)	Original estimated reserves for losses and LAE, prior to the effects of reinsurance, as of the balance sheet date for each of the years indicated.
(2)	Cumulative amounts paid, prior to the effects of reinsurance as of the end of successive years related to those reserves.
(3)	Re-estimated reserves are calculated by adding cumulative amounts paid subsequent to year-end to the re-estimated unpaid losses and LAE for each year.
(4)	Represents changes of the original estimate of the year indicated (1) and the reserves re-estimated (3) as of the current year-end.

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

 In evaluating the information shown in the above tables certain matters should be taken into account. It should be noted that each amount includes the effects of all changes in amounts for prior periods. In addition, the tables present calendar year data, not accident or policy year development data. The social, economic and legal conditions and other trends which have had an impact on the changes in the estimated liability in the past are not necessarily indicative of the future. Accordingly, readers should consider these factors when extrapolating any conclusions about future results from the information presented in these tables.

Additional information relating to our loss reserve development is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5, “Reserves for Losses and Loss Adjustment Expenses” in the Notes to Consolidated Financial Statements.

Investments

Investment Strategy and Guidelines

Our investment portfolio is designed to ensure adequate liquidity for the prompt payment of our obligations, including any potential claims payments. To ensure adequate liquidity for payment of claims, we broadly seek to match the profile of our invested assets with those of our liabilities. We consider liquidity, anticipated duration, and the currency of our liabilities when making investment decisions. To meet our liquidity needs, our core bond portfolio consists primarily of investment grade, fixed-maturity securities. As of December 31, 2015, fixed maturities, along with cash and short-term investments, represented 76.9% of our total investments and cash equivalents.

In an effort to meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including issuer limits, sector limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. Our investment managers may invest some of the investment portfolio in currencies other than the U.S. dollar based on where our business is underwritten, the currency in which our loss reserves are denominated, regulatory requirements, or our managers’ point of view on a given currency.

The performance of our investment portfolio is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, currency fluctuations, liquidity risk and credit and default risk. Investment guideline restrictions have been established in an effort to minimize the effect of these risks but may not always be effective due to factors beyond our control. A significant change in interest rates could result in losses, realized or unrealized, in the value of our investment portfolio. Additionally, with respect to some of our investments, we are subject to prepayment and possibly reinvestment risk. Certain investments in our Capital Appreciation Portfolio, which includes high yield fixed maturity securities, emerging market debt securities, domestic and global equities and other alternative investments are subject to restrictions on sale, transfer and redemption, which may limit our ability to withdraw funds or realize gains on such investments for some period of time after our initial investment. The values of, and returns on, such investments may also be more volatile.

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

We currently use multiple professional investment managers to manage our portfolio. A small portion of the investment portfolio is managed internally.

Additional information relating to our investment portfolio is included under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, and Note 2, “Investments”, in the Notes to Consolidated Financial Statements.

Employees

As of December 31, 2015, we had 1,313 employees. We provide a comprehensive benefits program for substantially all employees, including a 401(k) savings plan and other retirement plans, health, life and disability benefits and a tuition reimbursement program. Management believes our relationships with our employees are good.

Available Information

Our executive offices are located at 110 Pitts Bay Road, Pembroke HM08, Bermuda. The mailing address is P.O. Box HM 1282, Hamilton HM FX, Bermuda. The telephone number is (441) 296-5858. The website address is www.argolimited.com. None of the information contained on our website is part of this report or is incorporated in this report by reference. We file annual, quarterly and current reports, proxy statements and other information and documents with the Securities and Exchange Commission (“SEC”), which are made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the

SEC are also made available at www.sec.gov. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, interactive data files, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after we electronically file them with or furnish them to the SEC. Also available on our website, under the Investor Relations and Governance links, are copies of our Audit Committee Charter; Human Resources Committee Charter; Investment Committee Charter; Nominating Committee Charter; Risk & Capital Committee Charter; Corporate Governance Guidelines and Terms of Reference; and Code of Conduct and Business Ethics. Our Code of Conduct and Business Ethics applies to all of our board members, officers, third-party providers and employees, including our principal executive officer, principal financial officer and principal accounting officer. All of these documents will be provided without charge upon written request to the Senior Vice President, Investor Relations at our above address.

Item 1A. Risk Factors

An investment in our common shares involves various risks, including those mentioned below and those that are discussed from time to time in our other periodic filings with the SEC. Investors should carefully consider these risks, along with the other information filed in this report, before making an investment decision regarding our common shares. There may be additional risks of which we are currently unaware or consider immaterial. All of these risks could have a material adverse effect on our financial condition, results of operations and/or value of our common shares.

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

Our frameworks for managing enterprise risks are intended to meet standards that are not only consistent with the applicable laws and regulations, but which are commercially reasonable, aligned to international best practices and prudent taking into consideration the interests of our shareholders, policyholders and other counterparties.

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

Risk Strategy

Our “Risk Strategy” encompasses our Risk Appetite Framework and strategy for addressing and managing material business risks. The Risk Strategy is outlined and implemented through the respective policies, targets, guidelines, requirements and budgets approved by our Board on a periodic basis.

The Risk Appetite Framework brings together the overall approach for articulating and managing risk appetite, risk preferences, risk tolerances and risk limits. It describes how this is organized and what processes and procedures underpin its implementation in practice. The aim to provide clarity over the amount of risk that can be taken ensures accountability for decision-making.

Because we are subject to an increasingly complex environment for regulatory and financial oversight, we consider Enterprise Risk Management (ERM) and Compliance as key functions from an operational standpoint. However, maintaining a suitable and effective Risk Strategy is also viewed as a strategic imperative since it allows us to remain competitive through a better understanding of our own risks and overall solvency needs, on both a per risk and an aggregated, enterprise wide basis.

Framework

Our risk management and internal controls framework is designed to enable us to achieve an accurate and timely understanding of (1) the nature, caliber and sensitivity of the material foreseeable risks to which we are exposed, (2) our ability to mitigate or avoid such risks and (3) to the extent that an identified risk falls outside of our Risk Appetite, what course of action is necessary to address such risk consistent with our business plans and risk tolerances.

Key elements of our risk management framework are summarized below:

1.

Our risk management framework consists of three lines of defense and begins at the departmental level. Each business department is charged with the task of identifying, assessing, measuring, monitoring, reporting and mitigating risks associated with the department’s respective functions and responsibilities. The Chief Risk Officer, who reports on issues of risk management to the Risk & Capital Committee of the Board and leads the second line of defense, plays a key role in risk management by coordinating, facilitating and overseeing the effectiveness and integrity of our risk management activities. This risk management function is also charged with establishing, maintaining and enhancing the methodology and tools used to identify and evaluate risks and, where risks are outside our risk appetite, ensuring that there is an appropriate response applied by the respective risk owner. The Internal Audit department provides a third line of defense by assessing the effectiveness of our risk management processes, practices and internal controls and providing timely feedback and assurance to the Board on the adherence to our risk management framework. The Head of Internal Audit reports on issues related to the internal control framework to the Audit Committee of the Board.

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

Our Board has Corporate Governance Guidelines and Terms of Reference that reflect local and international developments with regard to Risk and Capital Management. The Risk & Capital Committee of the Board is regularly briefed on emerging issues relevant to our international expansion as well as evolving regulatory developments, especially in Bermuda, the United States and the European Union. The risk management function has responsibility across all of Argo Group for the implementation of the risk management framework.

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

We employ various  data sources and risk models and continue to evaluate and fortify our processes and protocols to assure the integrity of such tools.

•	designed to incorporate techniques necessary to identify, measure, respond to, monitor and report, on a continuous basis and on an individual and aggregate level, material foreseeable risks.

The risk management techniques, especially with regard to our internal economic capital model, are subject to ongoing review and challenge through independent model validation reviews led by the risk management function. This enables us to quantify and qualify risks to improve over time.

•	designed to specify objectives, risk appetite and tolerance levels, as well as appropriate delegation of oversight, reporting and operating responsibilities across all functions.

Our Risk Appetite Framework defines our ability to take risk through a series of qualitative risk appetite statements that are communicated across the organization, supported by risk tolerances and limits at the Argo Group level as well as on operational segment level. The risk appetite is based on the available capital and liquidity and is reflected in the Board approved business plans. Risk tolerances define boundaries in terms of volatility and provide a term of reference for our operational segments.

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

Risk tolerances and limits encompassed in our Risk Appetite Framework include:

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

Our Corporate Governance, Compliance, Risk Management and Internal Controls Policies are reviewed on at least an annual basis. Recommendations are made to the Board, its Committees and Senior Management for updates and upgrades as required on a timely basis.

We believe that the foregoing risk management framework and oversight activities are structured in a way that enables us to take an active approach to risk management in an ever changing legal, regulatory and business environment. Through the efforts of management, our internal risk management function and the Board, we seek to manage our risk exposures within agreed tolerances, while recognizing that taking appropriate risks enables us to exploit opportunities beneficial to the organization and to our shareholders.

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

On November 26, 2002, the President of the United States signed into law the Terrorism Risk Insurance Act of 2002 (“TRIA”).  On January 12, 2015, the President of the United States signed into law the Terrorism Risk Insurance Program Reauthorization Act of 2014 (“TRIPRA”), which extends TRIA through December 31, 2020. Under TRIA commercial insurers are required to offer insurance coverage against terrorist incidents and are reimbursed by the federal government for paid claims subject to deductible and retention amounts. TRIA, and its related rules, contain certain definitions, requirements and procedures for insurers filing claims with the Treasury for payment of the Federal share of compensation for insured losses under the Terrorism Risk Insurance Program (“TRIP”).  TRIP is a temporary federal program that has been extended by TRIA to provide for a transparent system of shared public and private compensation for insured losses resulting from acts of terrorism.  The Treasury implements the program. On June 29, 2004, the Treasury issued a final Claims Procedures Rule, effective July 31, 2004, as part of its implementation of Title I of TRIA.  TRIA also contains specific provisions designed to manage litigation arising out of, or resulting from, a certified act of terrorism, and on July 28, 2004, the Treasury issued a final Litigation Management Rule for TRIA. The Claims Procedures Rule specifically addresses requirements for Federal payment, submission of an initial notice of insured loss, loss certifications, timing and process for payment, associated recordkeeping requirements, as well as the Treasury’s audit and investigation authority.  These procedures will apply to all insurers that wish to receive their payment of the Federal share of compensation for insured losses under TRIA.

Additional materials addressing TRIA and TRIP, including Treasury issued interpretive letters, are contained on the Treasury’s website.

Global climate change may have an adverse effect on our financial results.

Although uncertainty remains as to the nature and effect of future efforts to curb greenhouse gas (“GHG”) emissions and thereby the mitigation of long-term GHG effects on climate, a broad spectrum of scientific evidence could suggest that man-made production of GHG has had an adverse effect on the global climate. Many sectors, to which we provide insurance coverage, might be affected by climate change. Some examples are coastal management, infrastructure, buildings, water, food and energy supply, land-planning, health and rescue preparedness. Assessing the risk of loss and damage associated with the adverse effects of climate change and the range of approaches to address loss and damage associated with the adverse effects of climate change, including impacts related to extreme weather events and slow onset events, remains a challenge and might adversely impact our business, results of operations and/or financial condition.   We also recognize the increasing focus of investors and other stakeholders into the efforts made by the insurance industry to contribute to global resilience against the impact of storm and flood damage impacting population centers. We continue to contribute to industry-wide initiatives in this regard.

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

Argo Group and its subsidiary, Argo Re have operations that require highly skilled personnel to work in Bermuda. Given that the pool of Bermudian citizens available to fill certain key positions is limited, we are often required to recruit and retain qualified non-Bermudians to work in Bermuda. Our ability to do so is constrained by Bermuda law, which provides that non-Bermudians are not permitted to engage in any occupation in Bermuda without an approved work permit from the Bermuda Department of Immigration. The Bermuda Department of Immigration will issue a work permit after proper public advertisements and no Bermudian, spouse of a Bermudian or holder of a permanent resident certificate is available who meets the required education, skills and experience for the advertised position. In January 2013, the Bermuda Department of Immigration amended the term of these Standard Work Permits and this potentially impacts Argo’s ability to renew such permits for key staff members. A significant number of our Bermuda based employees are employed pursuant to these work permits granted by The Bermuda Department of Immigration. These individuals are considered key employees. If the Bermuda Department of Immigration changes its policies with regard to work permits, and these key employees had to leave the island as a result, our operations could be disrupted and our financial performance could be adversely affected.

Offices in foreign jurisdictions, such as Dubai, Malta, Singapore and Brazil, may have residence and other mandatory requirements that affect the composition of its local boards of directors, executive teams and choice of third-party service providers. Due to the competition for available talent in such jurisdictions, we may not be able to attract and retain personnel as required by our business plans, which could disrupt operations and adversely affect our financial performance.

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

Our business is highly dependent upon the successful and uninterrupted functioning of our computer and data processing systems. The failure of these systems could interrupt our operations, which could result in a material adverse effect on our business results. We rely on these systems to perform accounting, policy administration, actuarial and other modeling functions necessary for underwriting business, as well as to process and make claims and other payments. We retain highly trained staff committed to the development and maintenance of these systems. We maintain and regularly test recovery plans to enable us to restore critical systems with minimal disruption.

In addition, a security breach of our computer systems could disrupt business operations, result in a loss of confidential information, damage our reputation or result in financial liability. Cyber-security threats extend from individual attempts to gain unauthorized access to our information technology systems to coordinated, elaborate and targeted activity. While we employ security measures to prevent, detect and mitigate such threats (including independent and in-house vulnerability assessments, access controls, data encryption, continuous monitoring of our information technology networks and systems, maintenance of backup and protective systems and cyber insurance coverage to minimize post-event financial impact) the infrastructure may be vulnerable to security incidents which could result in the disruption of business operations and the corruption, unavailability ,misappropriation or destruction of critical data and confidential information (both our own and that of third parties). The potential consequences of a material cyber-security incident include reputational damage, litigation with third parties, and remediation costs, which in turn could have a material impact on our results of operation or financial condition.

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

In addition, our ability to receive services from third-party providers based in different countries might be impacted by political instability, unanticipated regulatory requirements or policies inside or outside of the United States. As a result, our ability to conduct our business might be adversely affected.

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

In an effort to meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including issuer limits, sector limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. Our investment managers may invest some of the investment portfolio in currencies other than the U.S. dollar based on where our business is underwritten, the currency in which our loss reserves are denominated, regulatory requirements, or our managers’ point of view on a given currency.

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

U.S. and international financial market disruptions such as the ones experienced in the recent global financial crisis, along with the possibility of a prolonged recession, may potentially affect various aspects of our business, including the demand for and claims made under our products, our counterparty credit risk and the ability of our customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. Volatility in the U.S. and other securities markets may also adversely affect our share price. Depending on future market conditions, we could incur substantial realized and unrealized losses in future periods, which may have an adverse impact on our results of operations, financial condition, debt and financial strength ratings, insurance subsidiaries’ capital levels and our ability to access capital markets.

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

As of December 31, 2015, we hold $290.0 million of investments in the energy and mining sector, or 6.9% of our total investment portfolio.  Falling oil prices have disrupted the market values for this sector, particularly for oil exploration, production and servicing companies.  Additionally, environmental concerns have had an adverse impact on the mining sector.  A continued downturn in these sectors could have an adverse impact on our results of operations and financial position.

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

Additionally, our operating results are affected, in part, by the performance of our investment portfolio. Our investment portfolio may be adversely affected by inflation or changes in interest rates. Such adverse effects include the potential for realized and unrealized losses in a rising interest rate environment or the loss of income in an environment of prolonged low interest rates.  Such effects may be further impacted by decisions made regarding such things as portfolio composition and duration given the prevailing market environment. Interest rates are affected by many factors, including the fiscal and monetary policies of the U.S. and other major economies, inflation, economic and political conditions and other factors beyond our control. Although we attempt to take measures to manage the risks of investing in changing interest rate environments, we may not be able to mitigate interest rate sensitivity effectively. Despite our mitigation efforts, which include duration targets for asset portfolios, compliance monitoring of these targets and means to reasonably and effectively match asset duration to the duration of our liabilities, fluctuation in interest rates could have a material adverse effect on our business, results of operations and/or financial condition.

We face a risk of non-availability/non-collectability of reinsurance, which could materially and adversely affect our business, results of operations and/or financial condition.

As is common practice within the insurance industry, we transfer a portion of the risks insured under our policies to other companies through the purchase of reinsurance or other, similar risk mitigating hedging instruments. This reinsurance is maintained to protect the insurance and reinsurance subsidiaries against the severity of losses on individual claims, unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss and catastrophic events. Although reinsurance does not discharge our subsidiaries from their primary obligation to pay for losses insured under the policies they issue, reinsurance does make the assuming reinsurer liable to the insurance and reinsurance subsidiaries for the reinsured portion of the risk. A credit exposure exists with respect to ceded losses to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. The collectability of reinsurance is subject to the solvency of the reinsurers, interpretation and application of contract language and other factors. We are selective in regard to our reinsurers, placing reinsurance with those reinsurers with strong financial strength ratings from A.M. Best, S&P or a combination thereof. Despite strong ratings, the financial condition of a reinsurer may change based on market conditions. In certain instances we also require assets in trust, letters of credit or other acceptable collateral to support balances due, however, there is no certainty that we can collect on these collateral agreements in the event of a reinsurers default. It is not always standard business practice to require security for balances due; therefore, certain balances are not collateralized. A reinsurer’s insolvency or inability to make payments under the terms of a reinsurance contract could have a material adverse effect on our business, results of operations and/or financial condition.

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

We offer a variety of insurance products across different operational segments and geographic regions. As such, diversification is a key component to our business model. Risk diversification helps us manage our capital allocation by limiting the impact of any single event to our economic, financial and regulatory condition. The degree to which the diversification effect can be realized depends not only on the correlation between risks but also on the level of relative concentration of those risks. Based on these assumptions, our goal is to maintain an appropriately balanced risk profile by avoiding any disproportionately large risks. At the Argo Group level, we identify, measure, manage and monitor pre-defined concentration risk scenarios across the operational segments, including our own outward reinsurance placements. With respect to investments, top-down indicators such as strategic asset allocation thresholds are defined and closely monitored to ensure balanced investment portfolios. Disproportionately large risks that might accumulate and have the potential to produce substantial losses, such as, major natural catastrophic or credit events, are modeled, budgeted and monitored on a standalone basis.

Despite the introduction of identification, modeling and monitoring protocols and in light of the inherent limitations to the tools and applications used, it is possible that an unknown, undetected or underestimated accumulation event could occur and result in a material financial loss.

For more details, see also above Insurance and Market/Credit Risk sections.

Strategic Risk

Strategic Risk means the risk of our inability to implement appropriate business plans and strategies, make decisions, allocate resources or adapt to changes in the business environment. Strategic Risk includes the risk of the current or prospective adverse impact on earnings or capital arising from business decisions, improper execution of decisions or lack of responsiveness to industry changes.

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

Whereas the majority of our operations operate on the basis of ‘standard formula’ risk-based capital systems, Syndicate 1200 within Lloyd’s has secured approval for the use of an Economic Capital Model, known as an Internal Model.  This model is used to calculate regulatory capital requirements based on our unique risk profile.  The Internal Model has been subject to extensive internal and external scrutiny including independent validation activities. The use of any complex mathematical model however exposures the organization to the risk that these models are not built correctly, contain coding or formulaic errors or rely on unreliable or inadequate data. A clear understanding of the limitations of any such model is required by management to ensure it is used for intended purposes.

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

United States

Argo Group’s U.S. subsidiaries are subject to the risk-based capital system outlined in the Risk-Based Capital for Insurers Model Act. This Act provides four levels of regulatory activity if the risk-based capital ratio yielded by the calculation falls below specified minimums. At each of four successively lower risk-based capital ratios specified by statute, broader regulatory remedies become available. The four levels are: (i) Company Action Level Event, (ii) Regulatory Action Level Event, (iii) Authorized Control Level Event and (iv) Mandatory Control Level Event. If we fall below the minimum acceptable risk-based capital level, we would be subject to additional regulatory actions.

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

United Kingdom

Syndicate 1200 is subject to the risk-based capital requirements administered by the Prudential Regulation Authority (“PRA”), and will be subject to S II risk-based capital requirements when implemented as discussed above. Lloyd’s has introduced its own implementation plan and requirements for S II with which Syndicate 1200 has to date complied and in the future will be expected to comply. The specific future impact of S II based Lloyd’s standards and requirements on Syndicate 1200’s business, results of operations or financial condition cannot be determined at this time.

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

Eligible Capital

Effective December 31, 2011, Argo Re was required to disclose the makeup of its capital in accordance with the recently introduced “3-tiered capital system”. Corresponding requirements did not exist for Argo Group for the fiscal year ended 2012, but become effective on January 1, 2013.

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

All of our insurance and reinsurance subsidiaries, except for Argo Seguros, have a Financial Strength Rating of “A” (Excellent) (3rd highest rating out of 16 rating classifications) with a stable outlook from A.M Best. In 2015, S&P affirmed our Financial Strength Rating of “A-” (Strong) of our U.S. insurance subsidiaries (other than ARIS Title Insurance Corporation) and our outlook of stable. Argo Group US, Inc. has an Issuer Credit Rating of “BBB-” (Good) with a stable outlook from S&P. Syndicate 1200, our Lloyd’s syndicate, receives the Lloyd’s market FSR rating of “A” (Excellent) with a positive outlook by A.M. Best and “A+” (Strong) with a stable outlook by S&P.

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

We maintain strong oversight and control over our internal Group-wide Corporate Governance Guidelines and Code of Conduct and Business Ethics, and we maintain a continuous education and training program and monitor compliance on an ongoing basis. However, there can be no ultimate assurance that these measures will be sufficient in all instances to prevent an undetected violation of internal or external rules of conduct, which might lead to a financial loss and/or reputational damage.

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

U.K. Financial Services Authority, Prudential Regulation Authority and Financial Conduct Authority Regulations

Since 2014 regulatory supervision over Syndicate 1200 has been conducted by the PRA and FCA.  The operations of Syndicate 1200 continued to be supervised by Lloyd’s.  The PRA, FCA and Lloyd’s have common objectives in ensuring that the Lloyd’s market is appropriately regulated.  To minimize duplication, there are arrangements with Lloyd’s for co-operation on supervision and enforcement.  Both the PRA and FCA have substantial powers of intervention in relation to the Lloyd’s Managing Agents (such as Argo Managing Agency Limited) that they regulate, including the power to remove their authorization to manage Lloyd’s Syndicates.  In addition, each year the PRA requires Lloyd’s to satisfy an annual solvency test that measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and run-off.  If Lloyd’s fails this test, the PRA may require Lloyd’s to cease trading and/or its members to cease or reduce underwriting.  Future regulatory changes or rulings by the PRA and/or FCA could interfere with the business strategy or financial assumptions of Syndicate 1200, possibly resulting in an adverse effect on the financial condition and operating results of Syndicate 1200.

Lloyd’s Regulations and Requirements

The operations of Syndicate 1200 are supervised by Lloyd’s. The Lloyd’s Franchise Board requires annual approval of the Syndicate 1200 business plan, including maximum underwriting capacity, and may require changes to any business plan presented to it or additional capital to be provided to support underwriting.  Lloyd’s also imposes various charges and assessments on its member companies.  If Lloyd’s were to require material changes in the Syndicate 1200 business plans, or if charges and assessments payable by Syndicate 1200 to Lloyd’s were to increase significantly, these events could have an adverse effect on the operations and financial results of Syndicate 1200. In addition, no assurances can be given as to how much business Lloyd’s will permit Syndicate 1200 to underwrite in 2016 and subsequent years nor the viability and cost of the capital structure we may use as a substitute for the external capital and reinsurance used by Syndicate 1200 in 2015 and prior underwriting years.

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

Other Applicable Laws

Lloyd’s worldwide insurance and reinsurance business is subject to various regulations, laws, treaties and other applicable policies of the EU, as well as each nation, state and locality in which it operates. Material changes in governmental requirements and laws could have an adverse effect on Lloyd’s and its member companies, including Syndicate 1200.

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

Brazil’s Superintendệncia de Seguros Privados, Superintendence of Private Insurance, (“SUSEP”)

Argo Seguros is authorized to operate as a licensed insurer domiciled in Brazil by the Superintendệncia de Seguros Privados, (“SUSEP”) per Ordinance nº 4.316 issued in 2011. Brazil’s insurance regulatory regime contains provisions which restrict the amount of reinsurance a domestic insurer may place with reinsurers outside of Brazil and places limits on the amount of reinsurance that may be placed with affiliates. Such restrictions constrain the size and category of risks that Argo Seguros can entertain and require that Argo Seguros be capitalized at a level that is comparatively higher than in other jurisdictions in which Argo Group has subsidiaries. Failure to manage the impact of such restrictions within its business plan, as well as changes in the applicable laws, rules and supplementing resolutions, could result in restrictions on Argo Seguros’s ability to pursue its mandate.

Argo Re Ltd. Is registered by the SUSEP as an admitted reinsurer under the applicable laws and regulations of Brazil and is authorized to carry on such business through its representative office, Argo Re Escritório de Representação no Brasil Ltda. (“Argo Re Escritório”) in São Paulo, Brazil, per Ordinance nº 5.795.  Changes in the applicable laws and regulations could result in restrictions on Argo Re to conduct business as an admitted reinsurer in Brazil.

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

Goodwill and intangible assets are originally recorded at fair value. Goodwill is not amortized while certain intangible assets are amortized over their estimated useful lives or have indefinite useful lives. Goodwill and intangible assets are reviewed for impairment at least annually or more frequently if indicators are present. Management, in evaluating the recoverability of such assets, relies on estimates and assumptions related to margin, growth rates, discount rates and other data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill and intangible asset impairment charges can result from declines in operating results, divestitures or sustained market capitalization declines and other factors. Impairment charges could materially affect our financial results in the period in which they are recognized. As of December 31, 2015, goodwill and intangible assets represented approximately 13.6% of shareholders’ equity. We continue to monitor relevant internal and external factors and their potential impact on the fair value of our reporting segments, and if required, we will update our impairment analysis.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease office space in Bermuda, where our principal executive offices are located. Argo Group US, Inc. leases office space in San Antonio, Texas, for its U.S. headquarters, Commercial Specialty segment and for certain support functions. We also lease space in the following locations:

•	New York City, New York (Argo Group US, Inc. and Colony Specialty)
•	Jersey City, New Jersey (Argo Group US, Inc.)
•	Brussels, Belgium (Argo Solutions)
•	Chicago, Illinois (Argo Group US, Inc. and Commercial Specialty)
•	Richmond, Virginia (Colony Specialty)
•	Portland, Oregon (Grocers Insurance and Argo Insurance)
•	San Francisco, California (Argonaut Insurance Company)
•	Houston, Texas (Argo Surety)
•	Boston and Springfield, Massachusetts (Trident Insurance Service, LLC)
•	Seattle, Washington (Argo Group US, Inc. and Alteris)
•	London, England (Argo International)
•	Denver, Colorado (Colony Specialty)
•	Scottsdale, Arizona (Colony Specialty)
•	Mesa, Arizona (Argo Group US, Inc.)
•	Alpharetta, Georgia (Colony Specialty)
•	Sao Paulo, Brazil (Argo Brasil Participações Ltda.)
•	Dubai, UAE (Argo Re (DIFC) Ltd.)
•	Paris, France (Argo Assurances)
•	Zurich, Switzerland (ArgoGlobal SE and Argonaut Services GmbH)
•	Sliema, Malta (ArgoGlobal SE)
•	Singapore (ArgoGlobal Asia)

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “AGII.” The following table sets forth the range of daily high and low sales prices for our common shares and dividends declared per share for the periods indicated:

Years Ended December 31,	High	Low	Dividends
2015
First Quarter	$51.36	$46.83	$0.20
Second Quarter	56.56	48.73	0.20
Third Quarter	59.41	53.94	0.20
Fourth Quarter	66.40	55.51	0.20
2014 (1)
First Quarter	$43.26	$39.04	$0.14
Second Quarter	46.77	39.75	0.16
Third Quarter	49.09	44.85	0.16
Fourth Quarter	55.07	44.88	0.16

(1)

On February 17, 2015, our Board of Directors declared a 10% stock dividend which was paid on March 16, 2015 to shareholders of record on March 2, 2015. The sales prices and dividends declared per share have been adjusted to reflect the effect of the stock dividend.

On February 22, 2016, the closing price of our common stock was $55.10.

Holders of Common Stock

The number of holders of record of our common stock as of February 22, 2016 was 1,546.

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

On February 17, 2015, our Board of Directors declared a 10% stock dividend which was payable on March 16, 2015, to shareholders of record at the close of business on March 2, 2015.  For the years ended December 31, 2015 and 2014, we paid cash dividends to our shareholders totaling $22.7 million and $18.2 million, respectively.  On February 16, 2016, our Board of Directors declared a quarterly cash dividend in the amount of $0.22 on each share of common stock outstanding, payable on March 15, 2016 to shareholders of record on March 1, 2016.

Sale of Unregistered Securities

During the year ended December 31, 2015, we did not sell or issue any unregistered securities.

Use of Proceeds from Sale of Registered Securities

During the year ended December 31, 2015, we did not sell or issue any registered securities.

Issuer Purchases of Equity Securities

On November 5, 2013, our Board authorized the repurchase of up to $150.0 million of our common shares (“2013 Repurchase Authorization”). The 2013 Repurchase Authorization supersedes all the previous Repurchase Authorizations.

For the year ended December 31, 2015, we repurchased a total of 575,155 shares of our common stock for a total cost of $29.7 million. Since the inception of the repurchase authorizations through December 31, 2015, we have repurchased 9,181,644 shares of our common stock at an average price of $36.06 for a total cost of $331.1 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of December 31, 2015, availability under the 2013 Repurchase Authorization for future repurchases of our common shares was $63.1 million.

The following table provides information with respect to shares of our common stock that were repurchased or surrendered during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publically Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
October 1 through October 31, 2015	43,485	$56.07	—	$63,139,540
November 1 through November 30, 2015	910	$62.17	—	$63,139,540
December 1 through December 31, 2015	231	$61.79	100	$63,133,637
Total	44,626		100

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under the various employee equity compensation plans. For the three months ended December 31, 2015, we received 44,526 shares of our common stock, with an average price paid per share of $56.22, that were surrendered by employees in payment for the minimum required withholding taxes. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

For the year ended December 31, 2015, we received 79,199 shares of our common stock, with an average price paid per share of $54.53, that were surrendered by employees in payment for the minimum required withholding taxes due to the vesting/exercise of equity compensation awards. Additionally, for the year ended December 31, 2015, we received 13,997 shares of our common stock that were surrendered by employees to net settle option exercises.

Performance Graph

The following performance graph compares the performance of our common stock during the five-year period from December 31, 2010 through December 31, 2015 with the performance of the NASDAQ Composite Index and the SNL Property & Casualty Insurance Index. The graph plots the changes in value of an initial $100 investment over the indicated time periods, assuming all dividends are reinvested. The stock price performance shown on the following graph is not intended to predict or be indicative of future price performance.

	For the Years Ended December 31,
Index	2010	2011	2012	2013	2014	2015
Argo Group International Holdings, Ltd.	$100.00	$78.56	$92.59	$143.03	$173.00	$208.33
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Property & Casualty Insurance Index	100.00	101.10	119.34	158.11	181.59	187.84

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

	For the Years Ended December 31,
(in millions, except per share amounts)	2015	2014	2013	2012	2011
Statement of Operations Data
Gross written premiums	$2,012.1	$1,905.4	$1,888.4	$1,745.7	$1,544.8
Earned premiums	1,371.9	1,338.1	1,303.8	1,186.5	1,082.0
Net investment income	85.6	86.6	100.0	118.8	125.8
Total revenue	1,484.6	1,518.7	1,475.1	1,331.0	1,258.4
Net income (loss)	163.2	183.2	143.2	52.3	(81.9)
Net income (loss) per diluted common share (a)	5.72	6.27	4.67	1.66	(2.49)
Cash dividends declared per common share (a)	0.80	0.63	0.54	0.40	0.40
Balance Sheet Data
Invested assets	$4,115.7	$4,097.9	$4,079.2	$4,200.7	$4,145.7
Total assets	6,630.1	6,356.3	6,591.0	6,688.9	6,378.3
Other indebtedness	55.2	62.0	66.3	63.8	65.5
Junior subordinated debentures	172.7	172.7	193.3	193.3	311.5
Senior unsecured fixed rate notes	143.8	143.8	143.8	143.8	—
Shareholders' equity	1,668.1	1,646.7	1,563.0	1,514.1	1,463.0
Other Select data
Cash provided (used) by operating activities	$282.6	$130.5	$(0.2)	$30.5	$(17.7)
Book value per share (a)	59.74	58.22	53.60	50.20	45.95
Combined ratio (b)	95.2%	96.2%	97.5%	104.6%	119.8%

(a)

Per share amounts adjusted for the effects of the 10% stock dividend declared in May 2013 and February 2015. Book value per share is calculated by taking total shareholders’ equity divided by total issued shares less treasury shares.

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

Consolidated Results of Operations

For the year ended December 31, 2015, we reported net income of $163.2 million, or $5.72 per fully diluted share. For the year ended December 31, 2014, we reported net income of $183.2 million, or $6.27 per fully diluted share. For the year ended December 31, 2013, we reported net income of $143.2 million, or $4.67 per fully diluted share.

The following is a comparison of select data from our results of operations:

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Gross written premiums	$2,012.1	$1,905.4	$1,888.4
Earned premiums	$1,371.9	$1,338.1	$1,303.8
Net investment income	85.6	86.6	100.0
Net realized investment and other gains	27.1	94.0	71.3
Total revenue	$1,484.6	$1,518.7	$1,475.1
Income before income taxes	177.5	$216.0	$179.7
Provision for income taxes	14.3	32.8	36.5
Net income	$163.2	$183.2	$143.2
Loss ratio	55.8%	55.9%	57.8%
Expense ratio	39.4%	40.3%	39.7%
Combined ratio	95.2%	96.2%	97.5%

The increase in consolidated gross written premiums for the year ended December 31, 2015 as compared to the same period ended in 2014 was primarily the result of increased premiums in all segments with the exception of International Specialty as our property reinsurance book was adversely impacted by increased competition and declining rates.  The increase in consolidated gross written premiums for the year ended December 31, 2014 as compared to the same period ended in 2013 was primarily the result of increased premiums in our Excess and Surplus Lines and Commercial Specialty segments, partially offset by a decline in our Syndicate 1200 segment as we continued to experience competition in this segment. All segments were impacted to some degree by increasing competition and, in some cases, declining rates. The increase in consolidated earned premiums for the year ended December 31, 2015 as compared to 2014 and 2013 was due to the increase in gross written premiums.

The slight decline in consolidated investment income for the year ended December 31, 2015 as compared to the same period ended 2014 was primarily attributable to the reduction of rental income due to sale of an investment property in 2014.  Consolidated net investment income decreased for the year ended December 31, 2014 as compared to the same period ended 2013 due primarily to the continued reinvestment at market yields below the portfolio’s book yield and an increased focus on total portfolio returns relative to investment income. Additionally, the decline in consolidated net investment income was impacted by the transfer of invested assets used to settle a quota share reinsurance agreement within our Syndicate 1200 segment. Total invested assets at December 31, 2015 were $4,020.4 million, net of $95.3 million of invested assets attributable to Syndicate 1200’s trade capital providers. Total invested assets at December 31, 2014 were $4,022.7 million, net of $75.2 million of invested assets attributable to Syndicate 1200’s trade capital providers. Total invested assets at December 31, 2013 were $3,991.9 million, net of $87.3 million of invested assets attributable to Syndicate 1200’s trade capital providers.

Included in consolidated net realized investment and other gains for the year ended December 31, 2015 was $33.9 million of realized gains from our equity portfolio and $16.6 million in realized gains from our other investments which are accounted for under the equity method.  Partially offsetting these realized gains was $11.2 million of realized losses on our fixed maturity portfolio, primarily driven by foreign exchange losses and $11.9 million of other-than-temporary impairment losses on certain securities.  Included in consolidated realized gains for the year ended December 31, 2014 was a $43.3 million pre-tax gain resulting from the sale of an investment property, $28.6 million in realized gains from our equity portfolio and $23.0 million in realized gains due to increased value of our other investments, which are accounted for under the equity method of accounting.  Partially offsetting these realized gains was a $2.3 million realized loss from the recognition of other-than-temporary impairments on certain investment securities.  Included in consolidated net realized investment and other gains for the year ended December 31, 2013 was $57.7 million of realized gains from our equity portfolio, $13.9 million in realized gains from our fixed maturity portfolio and $16.6 million in realized gains from our other investments which are accounted for under the equity method.  Partially offsetting these realized gains was a $7.8 million realized loss from the recognition of other-than-temporary impairments on certain investment securities.

Consolidated losses and loss adjustment expenses were $766.1 million, $747.4 million and $742.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. The consolidated loss ratios were comparable for the years ended December 31, 2015 and 2014 primarily due to improved current accident year losses in 2015, partially offset by increased catastrophe losses and reduced net favorable development reserve development on prior accident years.  The decline in the consolidated loss ratio for the year ended December 31, 2014 as compared to the same period in 2013 was primarily attributable to improved current accident year losses in 2014, coupled with reduced catastrophe losses.

Included in losses and loss adjustment expenses for 2015 were $24.9 million in catastrophe losses resulting from United States and other storm activity, and the Tianjin explosion. Partially offsetting these current accident year losses was $32.4 million of net favorable development on prior year accident loss reserves, which is presented in the table below.

Included in losses and loss adjustment expenses for 2014 was $18.7 million in catastrophe losses resulting from storm activity in the United States, various hailstorms, Typhoon Rammasum and Hurricane Odile. Partially offsetting these 2014 accident year losses was $37.7 million of net favorable development on prior year accident loss reserves, primarily attributable to favorable development in our general liability line and our Syndicate 1200 liability and property lines, partially offset by unfavorable development in the commercial multi-peril and commercial automobile lines.

Included in losses and loss adjustment expenses for 2013 was $24.6 million in catastrophe losses primarily attributable to storm activity in the U.S. and Germany and flooding in Europe and Canada. Offsetting these 2013 accident year losses was $33.6 million in net favorable loss reserve development on prior accident years, primarily within our general liability lines of business.

The following table summarizes the above referenced loss reserve development as respects to prior year loss reserves by line of business for the year ended December 31, 2015:

(in millions)	2014 Net Reserves	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2014 Net Reserves
General liability	$913.0	$(37.4)	-4.1%
Workers compensation	327.9	15.7	4.8%
Syndicate 1200 liability	202.4	(7.2)	-3.6%
Commercial multi-peril	164.6	12.3	7.5%
Commercial auto liability	158.3	(6.0)	-3.8%
Syndicate 1200 property	99.2	(2.0)	-2.0%
Reinsurance - nonproportional assumed property	79.7	(4.0)	-5.0%
Syndicate 1200 specialty	18.7	(2.4)	-12.8%
All other lines	173.3	(1.4)	-0.8%
Total	$2,137.1	$(32.4)	-1.5%

In determining appropriate reserve levels for the year ended December 31, 2015, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates.  No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for loss and loss adjustment expenses and record our best estimate.  Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data.  While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent years, this does not imply that more recent accident years’ reserves also will develop favorably; pricing, reinsurance costs, legal environment, general economic conditions including changes in inflation and many other factors impact our ultimate loss estimates.

Consolidated gross reserves for loss and loss adjustment expenses were $3,123.6 million (including $102.3 million of reserves attributable to Syndicate 1200’s trade capital providers), $3,042.4 million (including $80.3 million of reserves attributable to the trade capital providers) and $3,230.3 million (including $128.6 million of reserves attributable to the trade capital providers) as of December 31, 2015, 2014 and 2013, respectively. Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

In 2011, we entered into a reinsurance transaction with a special purpose reinsurance company which provided coverage through the issuance of a catastrophe bond transaction. The reinsurance transaction provided coverage for selected events. The catastrophe bond cover expired on December 31, 2013. In accordance with generally accepted accounting principles in the United States (“GAAP”), we accounted for this cover as a derivative, and as such, presented the financial statement impact in “Other reinsurance-related expenses” in our Consolidated Statements of Income. Other reinsurance-related expenses totaled $19.2 million for the year ended December 31, 2013. As management viewed these coverages as reinsurance protection, we treated the financial statement effects of these covers as ceded premium for the purposes of calculating our loss, expense and combined ratios.

Consolidated underwriting, acquisition and insurance expenses were $539.6 million, $539.2 million and $510.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.  The decline in the consolidated expense ratio for 2015 as compared to 2014 was due to lower acquisition costs primarily attributable to lower premium taxes, fees and assessments coupled with increased ceding commissions received.  Non-acquisition cost increased due to higher compensation and information technology costs, partially offset by lower outside services expense.   The increase in the consolidated expense ratio for 2014 as compared to 2013 was primarily attributable to increased compensation related costs, coupled with increased consulting and information technology expenses.

Consolidated interest expense was $19.0 million, $19.9 million and $20.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The decline in consolidated interest expense in 2015 as compared to 2014 was the result of slightly reduced interest rates on our variable rate debt instruments.  The decline in consolidated interest expense in 2014 as compared to 2013 was the result of the July 2014 extinguishment of a junior subordinated debenture.

Consolidated foreign currency exchange gains were $18.3 million and $7.8 million and 1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. The changes in the foreign currency exchange gains/losses were due to fluctuations of the U.S Dollar, on a weighted average basis, against the currencies in which we transact our business.

The consolidated provisions for income taxes were $14.3 million, $32.8 million and $36.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. The consolidated income tax provision represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the consolidated provision for income taxes represents taxes on net income for our United States, Ireland, Belgium, Brazil, Switzerland and United Kingdom operations.  The consolidated effective taxes rates were 8.1%, 15.2% and 20.3% for the years ended December 31, 2015, 2014 and 2013, respectively.  The decline in the consolidated effective tax rate for the year ended December 31, 2015 as compared to 2014 was primarily attributable to reduced taxable pretax income in the United States while permanent tax differences remained consistent.  Pretax income was higher in 2014, due to the recognition in 2014 of a $43.3 million realized gain from the sale of property.   Additionally, our United Kingdom operations reported a tax benefit for 2015, primarily due to the effects of foreign currency exchange rates.  The decline in the consolidated effective tax rate for the year ended December 31, 2014 as compared to 2013 was primarily attributable to increased income from our Bermuda operations, which is not subject to income taxes.

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

Excess and Surplus Lines.

The following table summarizes the results of operations for the Excess and Surplus Lines segment:

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Gross written premiums	$679.5	$607.2	$594.2
Earned premiums	$525.3	$485.2	$460.2
Losses and loss adjustment expenses	291.8	248.0	244.0
Other reinsurance-related expenses	—	—	4.9
Underwriting, acquisition and insurance expenses	166.7	161.6	157.2
Underwriting income	66.8	75.6	54.1
Net investment income	35.2	36.7	42.2
Interest expense	(6.0)	(6.3)	(6.9)
Income before income taxes	$96.0	$106.0	$89.4
Loss ratio	55.5%	51.1%	53.6%
Expense ratio	31.8%	33.3%	34.5%
Combined ratio	87.3%	84.4%	88.1%
Loss reserves at December 31	$1,204.9	$1,165.4	$1,171.8

The increase in gross written and earned premiums for the year ended December 31, 2015 as compared to the same periods ended 2014 and 2013 was primarily attributable to growth in all units, with the exception of contract and transportation.  Premiums for the contract unit continued to decline due to increased competition and low rates.  Premiums for the transportation business continued to decline, as we began exiting the commercial auto lines in late 2013 due to reduced profitability.  Offsetting these declines was growth primarily in the casualty, management liability and errors and omissions lines. The Excess and Surplus lines segment continues to be impacted by increased competition and declining rates.

The increase in the loss ratio for the year ended December 31, 2015 as compared to the same period in 2014 was primarily attributable to reduced net favorable loss reserve development on prior accident years coupled with increased catastrophe losses. The decline in the loss ratio for the year ended December 31, 2014 as compared to the same period in 2013 was primarily attributable to improved current accident year losses in 2014 coupled with reduced catastrophe losses

Included in losses and loss adjustment expense for the year ended December 31, 2015 was $5.5 million in catastrophe losses from storm activity in the United States.  Offsetting these current accident year losses was $32.1 million of net favorable loss reserve development on prior accident years primarily due to $30.1 million of favorable development in the general and products liability lines and $5.2 million in our commercial automobile lines.  Partially offsetting this net favorable development was $3.6 million of unfavorable development in the property lines.

Included in losses and loss adjustment expense for the year ended December 31, 2014 was $2.3 million in catastrophe losses from storm activity in the United States.  Offsetting the catastrophe losses was $47.4 million of net favorable loss reserve development on prior accident years primarily due to $63.2 million of favorable development in the general and products liability lines of business.  Partially offsetting this net favorable development was $12.5 million of unfavorable development in commercial automobile lines and $3.3 million in the property lines.

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

The decline in the expense ratio for the year ended December 31, 2015 as compared to the same period in 2014 was primarily attributable to increased ceding commission coupled with reduced outside services costs.  Partially offsetting these reductions was increased compensation and information technology costs. The decline in the expense ratio for the year ended December 31, 2014 as compared to the same period in 2013 was primarily attributable to an increase in ceding commission received coupled with a decline in agent contingent commissions.  Fixed expenses were comparable between the periods.

Commercial Specialty

The following table summarizes the results of operations for the Commercial Specialty segment:

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Gross written premiums	$465.7	$440.2	$419.1
Earned premiums	$290.1	$291.9	$299.0
Losses and loss adjustment expenses	179.3	189.1	194.0
Other reinsurance-related expenses	—	—	0.9
Underwriting, acquisition and insurance expenses	92.7	103.5	97.4
Underwriting (loss) income	18.1	(0.7)	6.7
Net investment income	18.5	18.7	22.8
Interest expense	(3.2)	(3.2)	(3.8)
Fee and other expense, net	(3.5)	(2.5)	(4.3)
Impairment of intangible assets	—	(3.4)	—
Income (loss) before income taxes	$29.9	$8.9	$21.4
Loss ratio	61.8%	64.8%	65.1%
Expense ratio	32.0%	35.4%	32.7%
Combined ratio	93.8%	100.2%	97.8%
Loss reserves at December 31	$683.7	$652.2	$653.4

The increase in gross written premiums for the year ended December 31, 2015 as compared to the same periods ended 2014 and 2013 was primarily attributable to increased underwriting in our surety and commercial programs units, which includes our state funds fronting program.  Partially offsetting these increases was reduced underwriting in our retail business unit due to planned reductions as we exited unprofitable accounts and implemented underwriting initiatives.  The decline in earned premiums was due to an increase in ceded written premiums, primarily due to the state funds fronting business.

The decline in the loss ratio for the year ended December 31, 2015 as compared to the same period in 2014 was primarily attributable to improved current accident year results. The decrease in the loss ratio for the year ended December 31, 2014 as compared to the same period in 2013 was primarily attributable to improved current accident year results including a lower level of large losses largely offset by higher net unfavorable loss reserve development on prior accident years.

Included in losses and loss adjustment expense for the year ended December 31, 2015 was $5.2 million in catastrophe losses for storm activity in the United States.  Included in losses and loss adjustment expenses was $9.1 million in net unfavorable loss reserve development on prior accident years, primarily attributable to $11.9 million of unfavorable development in general liability and $8.7 million in unfavorable development in the workers compensation lines due to increases in claim severity. Partially offsetting this unfavorable development was $8.8 million of favorable development in short-tail lines and $2.1 million of favorable development on an assumed directors and officers program.

Included in losses and loss adjustment expense for the year ended December 31, 2014 was $5.7 million in catastrophe losses for storm activity in the United States.  Included in losses and loss adjustment expenses was $6.8 million in net unfavorable loss reserve development on prior accident years, primarily attributable to $19.5 million of unfavorable development in general liability due to increases in claim severity, partially offset by favorable development of $7.9 million in short-tail lines and $5.8 million in workers compensation.

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

The decline in the expense ratio for the year ended December 31, 2015 as compared to the same period ended 2014 was primarily attributable to a $13.9 million favorable adjustment to the premium taxes and assessments accrual.  The increase in the expense ratio for the year ended December 31, 2014 as compared to the same period in 2013 was primarily due to increased corporate and information technology costs and decreased ceding commissions earned.

Fee and other expense, net, increased for the year ended December 31, 2015 as compared to the same period ended 2014 due to the recognition of contingent consideration payable from a 2011 acquisition.  The decline in fee and other expense, net for the year ended December 31, 2014 as compared to 2013 was primarily due to expenses outpacing revenues in 2013 as we began to focus on developing and expanding fee-based business.

As a result of our annual evaluation of goodwill and other intangible assets, we determined that the goodwill and intangible asset which resulted from a 2010 acquisition were impaired and therefore, they were written-off during the fourth quarter of 2014.

International Specialty

The following table summarizes the results of operations for the International Specialty segment:

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Gross written premiums	$278.9	$290.2	$290.6
Earned premiums	$148.7	$148.3	$142.4
Losses and loss adjustment expenses	72.8	77.8	79.9
Other reinsurance-related expenses	—	—	6.2
Underwriting, acquisition and insurance expenses	53.4	54.5	50.1
Underwriting income	22.5	16.0	6.2
Net investment income	11.8	8.2	8.4
Interest expense	(3.0)	(3.1)	(3.3)
Income before income taxes	$31.3	$21.1	$11.3
Loss ratio	49.0%	52.5%	58.7%
Expense ratio	35.9%	36.7%	36.7%
Combined ratio	84.9%	89.2%	95.4%
Loss reserves at December 31	$324.7	$306.3	$295.6

The decline in gross written premiums for the year ended December 31, 2015 as compared to the same periods in 2014 and 2013 was primarily attributable to declines in our property reinsurance unit due to increased competition and declining rates.  Additionally, gross written premiums for our Brazil operations declined due to the deterioration of the Brazilian currency. Partially offsetting this decline was increased gross written premiums in our casualty and professional liability units.  The increase in earned premiums for the year ended December 31, 2015 as compared to the same periods in 2014 and 2013 was primarily due to a reduction in our ceding percentages, coupled with a change in business mix.

The decline in the loss ratio for the year ended December 31, 2015 as compared to the same period in 2014 was primarily attributable to increased net favorable loss reserve development on prior accident years partially offset by a slight increase in catastrophe losses. The decline in the loss ratio for the year ended December 31, 2014 as compared to the same period in 2013 was primarily attributable to reduced catastrophe losses

Losses and loss adjustment expenses for the year ended December 31, 2015 included $9.2 million in catastrophe losses resulting from the Tianjin explosion and various storms.  Partially offsetting the catastrophe losses was $7.7 million of net favorable loss reserve development on prior accident years primarily attributable to $5.7 million of favorable development on the casualty and professional lines and $2.4 million of favorable development on the property reinsurance lines.

Losses and loss adjustment expenses for the year ended December 31, 2014 included $8.2 million in catastrophe losses primarily attributable to hail and other storms. Loss reserve development on prior accident years was negligible.

Losses and loss adjustment expenses for the year ended December 31, 2013 included $16.5 million in catastrophe losses primarily attributable to Canadian and European floods and a German hailstorm. Loss reserve development on prior accident years was negligible.

The decline in the expense ratio for the year ended December 31, 2015 was primarily due to increased ceding commission received on our professional lines and casualty business, coupled with reduced fixed costs for our Brazil unit.  The expense ratios were comparable for the years ended December 31, 2014 and 2013.

Syndicate 1200

The following table summarizes the results of operations for the Syndicate 1200 segment:

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Gross written premiums	$587.5	$566.2	$583.9
Earned premiums	$407.4	$411.1	$401.7
Losses and loss adjustment expenses	213.6	208.1	208.6
Other reinsurance-related expenses	—	—	6.7
Underwriting, acquisition and insurance expenses	169.9	167.8	156.2
Underwriting income	23.9	35.2	30.2
Net investment income	9.2	10.2	11.0
Interest expense	(2.6)	(3.2)	(3.3)
Fee and other income (expense), net	3.3	1.9	(0.6)
Income before income taxes	$33.8	$44.1	$37.3
Loss ratio	52.4%	50.6%	52.8%
Expense ratio	41.7%	40.8%	39.6%
Combined ratio	94.1%	91.4%	92.4%
Loss reserves at December 31	$604.0	$600.0	$777.0

For 2015, we reduced our participation percentage on the Syndicate to 68%, down from 75% for 2014 and 86% for 2013.  The balance of the capital supporting the Syndicate is made up primarily by trade and other capital providers.  The increase in gross written premiums for the year ended December 31, 2015 as compared to the same period in 2014 was primarily attributable to increases in all divisions, excluding marine and energy, as we continued to establish new products, entered the Asian market and expanded profitable lines.  The decline in gross written premiums for the year ended December 31, 2014 as compared to 2013 was attributable to reductions in the property and general liability lines as we exited certain unprofitable accounts. Partially offsetting these declines were increased gross written premiums in the marine and energy and political risk lines. The Syndicate 1200 segment has been adversely impacted by increased competition beginning in 2014 and continuing into 2015. The decline in earned premiums for the year ended December 31, 2015 as compared to the same period ended 2014 was primarily due to the reduction in our participation percentage.  The increase in earned premiums for the year ended December 31, 2014 as compared to the same period ended 2013 was due to increased gross written premiums in the fourth quarter of 2013 and continuing into the first half of 2014.

The increase in the loss ratio for the year ended December 31, 2015 as compared to the same period in 2014 was primarily attributable to reduced net favorable loss reserve development on prior accident years partially offset by current accident year results. The decline in the loss ratio for the year ended December 31, 2014 as compared to the same period in 2013 was primarily attributable increased net favorable loss reserve development on prior accident years partially offset by increased catastrophe losses

Losses and loss adjustment expenses are reported net of losses ceded to the trade capital providers.  Included in losses and loss adjustment expenses for the year ended December 31, 2015 was $5.0 million of catastrophe losses resulting from the Tianjin explosion and various storms.  Offsetting the catastrophe losses was $10.3 million in net favorable loss reserve development on prior accident years primarily attributable to $5.5 favorable development in various property classes, $6.2 million favorable development in the liability lines and $2.4 million favorable development in the energy lines, partially offset by $2.5 million of unfavorable development in the Specialty lines.

Included in losses and loss adjustment expenses for the year ended December 31, 2014 was $2.4 million of catastrophe losses resulting from Hurricane Odile.  Offsetting the catastrophe losses was $21.1 million in net favorable loss reserve development on prior accident years primarily attributable to $14.7 favorable development in various property classes, $3.3 million favorable development in the liability lines and $3.9 million favorable development in the marine and energy, aerospace and specialty lines.

The Syndicate 1200 segment reported no catastrophe losses for the year ended December 31, 2013.  The Syndicate 1200 segment had net favorable loss development of $6.2 million primarily attributable to $12.8 million of favorable development in various property classes, partially offset by $6.3 million of unfavorable development in liability lines primarily attributable to the general liability lines.

The increase in the expense ratio for the year ended December 31, 2015 as compared to the same period in 2014 was primarily attributable to increased acquisition costs resulting from higher broker expenses due to the current competitive market. The increase in the expense ratio for the year ended December 31, 2014 as compared to the same period in 2013 was primarily attributable to a decline in ceding commission received from a quota share reinsurance contract that was terminated in 2014, coupled with increased commission expenses due to the competitive market conditions.

Fee and other income (expense), net, represents fees and profit commission derived from the management of third party capital for our underwriting syndicate at Lloyd’s, net of associated expenses. Fee and other income (expense), net, has increased due to the reduced syndicate participation maintained by Argo Group, which resulted in increased commissions for managing the business for the trade and other capital providers.

Run-off Lines

The following table summarizes the results of operations for the Run-off Lines segment:

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Earned premiums	$0.4	$1.6	$0.5
Losses and loss adjustment expenses	8.6	24.4	15.5
Underwriting, acquisition and insurance expenses	5.9	8.2	4.6
Underwriting loss	(14.1)	(31.0)	(19.6)
Net investment income	8.3	9.7	10.8
Interest expense	(1.4)	(1.7)	(1.8)
Loss before income taxes	$(7.2)	$(23.0)	$(10.6)

Earned premiums for the years ended December 31, 2015, 2014 and 2013 were primarily attributable to adjustments resulting from final audits, reinstatement premiums and other adjustments on policies previously underwritten.

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

Losses and loss adjustment expenses for the year ended December 31, 2015 included $8.6 million of net unfavorable loss reserve development on prior accident years primarily driven by $5.9 million of unfavorable development in our run-off workers compensation lines due to increasing medical costs on older claims and the unwind of reserve discount, $4.2 million of unfavorable development in our asbestos and environmental exposures driven by increased defense costs in our primary asbestos exposure and $1.2 million of unfavorable development in our other assumed business.  Partially offsetting this unfavorable development was $2.7 million of net favorable development in our run-off property catastrophe reinsurance lines.

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

Losses and loss adjustment expenses for the year ended December 31, 2013 included $15.5 million of net unfavorable loss reserve development on prior accident years primarily driven by $10.5 million in general liability lines for our asbestos and environmental exposure and $4.4 million in our other run-off lines. The unfavorable development for our asbestos and environmental exposure was driven by increasing defense costs in the primary book of business, higher than expected loss activity in the assumed book of business and commutations and settlements in 2013. The unfavorable development for our Run-off Lines included $2.0 million in unfavorable development in medical malpractice liability due to the loss of the New York Liquidation Bureau funding for structured annuity payments.

Underwriting, acquisition and insurance expenses for the Run-off Lines segment consists primarily of administrative expenses. Underwriting expense for the year ended December 31, 2015 was favorably impacted by a $2.3 million reduction in the premiums and insolvency assessment accruals. Underwriting expense for the year ended December 31, 2014 was favorably impacted by a $1.1 million recovery of a policyholder dividend in the run-off risk management lines, offset by $1.8 million in higher fee and bad debt expenses. Underwriting expense for the year ended December 31, 2013 was reduced by $2.3 million received due to the settlement of a disputed assessment.

The following table represents a reconciliation of total gross and net reserves for the Run-off Lines. Amounts in the net column are reduced by reinsurance recoverables.

	For the Years Ended December 31,
	2015		2014		2013
(in millions)	Gross	Net	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$53.9	$50.4	$57.5	$53.3	$64.6	$58.9
Incurred losses	6.3	4.3	15.1	13.5	9.8	11.0
Losses paid	(13.8)	(11.2)	(18.7)	(16.4)	(16.9)	(16.6)
Loss reserves - asbestos and environmental, end of year	46.4	43.5	53.9	50.4	57.5	53.3
Risk management reserves	252.2	156.7	257.1	168.9	264.3	171.5
Run-off reinsurance reserves	3.0	3.0	4.1	4.1	5.8	5.8
Other run-off lines	4.7	4.3	3.4	3.1	4.9	4.6
Total loss reserves - Run-off Lines	$306.3	$207.5	$318.5	$226.5	$332.5	$235.2

The following table represents the components of gross loss reserves for the Run-off Lines:

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Asbestos:
Direct
Case reserves	$2.0	$2.5	$1.7
Unallocated loss adjustment expense ("ULAE")	0.5	1.0	1.3
IBNR	8.2	7.6	6.4
Total direct written reserves	10.7	11.1	9.4
Assumed domestic
Case reserves	12.2	13.2	15.7
ULAE	0.8	1.6	2.2
IBNR	13.7	15.8	15.8
Total assumed domestic reserves	26.7	30.6	33.7
Assumed London
Case reserves	4.0	4.7	5.8
ULAE	—	0.2	0.4
IBNR	1.4	1.2	1.4
Total assumed London reserves	5.4	6.1	7.6
Total asbestos reserves	42.8	47.8	50.7
Environmental:
Case reserves	1.8	2.8	3.3
ULAE	0.4	0.1	0.3
IBNR	1.4	3.2	3.2
Total environmental reserves	3.6	6.1	6.8
Risk management reserves	252.2	257.1	264.3
Run-off reinsurance reserves	3.0	4.1	5.8
Other run-off lines	4.7	3.4	4.9
Total loss reserves - Run-off Lines	$306.3	$318.5	$332.5

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

The following table represents a reconciliation of the number of asbestos and environmental claims outstanding:

	For the Years Ended December 31,
	2015	2014	2013
Open claims, beginning of the year	1,275	1,479	1,784
Claims closed during the year	278	415	477
Claims opened during the year	114	211	172
Open claims, end of the year	1,111	1,275	1,479

The following table represents gross payments on asbestos and environmental claims:

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Gross payments on closed claims	$7.2	$7.7	$6.7
Gross payments on open claims	6.6	11.0	10.2
Total gross payments	$13.8	$18.7	$16.9

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

Cash provided (used) by operating activities can fluctuate due to timing difference in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the years ended December 31, 2015 and 2014, cash provided by operating activities was $282.6 million and $130.5 million, respectively, while cash used by operating activities was $0.2 million for the year ended December 31, 2013. The increase in cash flows provided by operating activities in 2015 compared to 2014 was driven by the timing of reinsurance payments primarily concentrated in the Syndicate 1200 segment, partially offset by the first quarter 2014 partial settlement of a whole account quota share contract covering the Syndicate 1200 segment loss reserves for the 2009 and prior years of account. The increase in cash flows from operations in 2014 compared to 2013 was primarily due to increased collections on our reinsurance recoverables on paid losses offset by the settlement of our reinsurance payable due to the closing of the Syndicate 1200 segment’s remaining whole account quota share contract covering segment loss reserves for 2009 and prior years of account, in addition to the closing of the 2011 year of account.

For the years ended December 31, 2015 and 2014, net cash used by investing activities was $193.6 million and $121.3 million, respectively, compared to net cash provided by investing activities of $120.8 million for the year ended December 31, 2013. The increase in cash flows used from investing activities from 2014 to 2015 was mainly the result of purchases of fixed maturities, partially offset by the inflow of cash from maturities and sales of fixed maturity investments. Included in purchases of fixed assets for the twelve months ended December 31, 2015 was $42.0 million associated with the acquisition of real estate holdings, which were purchased on our behalf by a third-party intermediary using funds held in escrow from the fourth quarter 2014 sale of the Torrance, California real estate holdings, as previously disclosed in our December 31, 2014 Form 10-K. The decrease in cash flows from investing activities from 2013 to 2014 was mainly the result of the sale of fixed maturity assets used to settle the Syndicate 1200 segment’s reinsurance payable in 2013 and fewer sales of investments in 2014. As of December 31, 2015, 2014 and 2013, $210.8 million, $258.3 million, and $351.6 million, respectively, of the investment portfolio were invested in short-term investments.

For the years ended December 31, 2015, 2014 and 2013, net cash used by financing activities was $50.0 million, $82.4 million, and $59.5 million, respectively. During 2015, 2014 and 2013, we repurchased approximately 0.6 million, 1.0 million and 1.1 million shares, respectively, of our common shares for a total cost of $29.7 million, $50.8 million and $46.5 million, respectively. We paid dividends to our shareholders totaling $22.7 million, $18.2 million and $15.8 million during the years ended December 31, 2015, 2014, and 2013, respectively. During 2014, we paid $18.0 million for the extinguishment of one of our fixed rate trust preferred securities.

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

For the year ended December 31, 2015, Argo Re paid a cash dividend of $41.0 million to Argo Group which was used to repay intercompany balances related primarily to dividend and interest payments and other corporate expenses. Argo Group US did not receive dividends from its US subsidiaries in 2015.

The payment of dividends by Argo Re is limited under Bermuda insurance laws which require Argo Re to maintain certain measures of solvency and liquidity. As of December 31, 2015, the unaudited statutory capital and surplus of Argo Re was estimated to be $1,260.1 million and the amount required to be maintained was estimated to be $345.9 million, thereby allowing Argo Re the potential to pay dividends or capital distributions within the parameters of the solvency and liquidity margins. We believe that the dividend and capital distribution capacity of Argo Re will provide us with sufficient liquidity to meet the operating and debt service commitments, as well as other obligations.

During 2016, Argo Group US, Inc. may be permitted to receive dividends from its subsidiaries as follows: Colony – $35.0 million, Argonaut Insurance Company – $41.6 million and Rockwood – $18.2 million. Business and regulatory considerations may impact the amount of dividends actually paid and prior approval of dividend payments may be required.

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

Included in the Credit Agreement is a provision that allows up to $17.5 million of the revolving credit facility to be used for letters of credit (“LOCs”), subject to availability. As of December 31, 2015, there were no borrowings outstanding and $0.2 million in LOCs against the Credit Facility.

LOCs have been filed with Lloyd’s by trade capital providers as part of the terms of whole account quota share reinsurance contracts entered into by the trade capital providers. In the event such LOCs are funded, the outstanding balance would be the responsibility of the trade capital providers.

Under certain insurance programs (i.e., large deductible programs and surety bonds) and various reinsurance agreements, collateral and LOCs are held for our benefit to secure performance of insureds and reinsurers in meeting their obligations. At December 31, 2015, the amount of such collateral and LOCs held under insurance and reinsurance agreements were $680.0 million and $550.3 million, respectively. Collateral can be provided in the form of trust accounts. As we are the beneficiary of these trust accounts only to secure future performance, these amounts are not reflected in our Consolidated Balance Sheets. Collateral provided by an insured or reinsurer may exceed or fall below their total outstanding obligation.

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

A summary of our outstanding junior subordinated debentures at December 31, 2015 is presented below:

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at December 31, 2015	Amount
Argo Group
05/15/2003	PXRE Capital Statutory Trust II	05/15/2033	3M LIBOR + 4.10%	4.33%	$18.1
11/06/2003	PXRE Capital Trust VI	09/30/2033	3M LIBOR + 3.90%	4.16%	10.3
Argo Group US
05/15/2003	Argonaut Group Statutory Trust I	05/15/2033	3M LIBOR + 4.10%	4.33%	15.5
12/16/2003	Argonaut Group Statutory Trust III	01/08/2034	3M LIBOR + 4.10%	4.33%	12.3
04/29/2004	Argonaut Group Statutory Trust IV	04/29/2034	3M LIBOR + 3.85%	4.08%	13.4
05/26/2004	Argonaut Group Statutory Trust V	05/24/2034	3M LIBOR + 3.85%	4.08%	12.3
05/12/2004	Argonaut Group Statutory Trust VI	05/12/2034	3M LIBOR + 3.80%	4.04%	13.4
09/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M LIBOR + 3.60%	3.84%	15.5
09/22/2004	Argonaut Group Statutory Trust VIII	09/22/2034	3M LIBOR + 3.55%	3.80%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M LIBOR + 3.60%	3.84%	15.5
09/15/2005	Argonaut Group Statutory Trust X	09/15/2035	3M LIBOR + 3.40%	3.64%	30.9
	Total Outstanding				$172.7

We assumed debt through the acquisition of Syndicate 1200. These notes are unsecured. All are redeemable subject to certain terms and conditions at a price up to 100% of the principal plus accrued and unpaid interest. Interest on the U.S. Dollar and Euro notes is due semiannually and quarterly, respectively. A summary of the notes outstanding at December 31, 2015 is presented below:

(in millions)
Issue Date	Currency	Maturity	Rate Structure	Interest Rate at December 31, 2015	Amount
12/08/2004	U.S. Dollar	11/15/2034	6 month LIBOR + 4.2%	4.53%	$6.5
09/06/2005	Euro	08/22/2035	3 month LIBOR + 4.0%	4.08%	12.7
10/31/206	U.S. Dollar	01/15/2036	6 month LIBOR + 4.0%	4.33%	10.0
10/31/2006	Euro	11/22/2036	3 month LIBOR + 4.0%	4.08%	11.1
06/08/2007	Euro	09/15/2037	3 month LIBOR + 3.9%	3.98%	14.3
					$54.6

Throughout 2015, 2014 and 2013, we had no preferred shares outstanding.

For the year ended December 31, 2015, our Board declared quarterly dividends in the aggregate amount of $0.80 per share. Cash dividends paid for the year ended December 31, 2015 totaled $22.7 million. On February 16, 2016, our Board declared a quarterly cash dividend in the amount of $0.22 on each share of common stock outstanding. The dividend will be paid on March 15, 2016 to shareholders of record at the close of business on March 1, 2016.

On February 17, 2015, our Board of Directors declared a 10% stock dividend, payable on March 16, 2015, to shareholders of record at the close of business on March 2, 2015.  Shareholders received cash in lieu of fractional shares.

On November 5, 2013, our Board authorized the repurchase of up to $150.0 million of our common shares (“2013 Repurchase Authorization”). The 2013 Repurchase Authorization supersedes all the previous repurchase authorizations. As of December 31, 2015, availability under the 2013 Repurchase Authorization for future repurchases of our common shares was $63.1 million.

We invest excess cash in a variety of investment securities. As of December 31, 2015, our investment portfolio consisted of 71.1% fixed maturities, 11.3% equity securities, 12.5% other investments and 5.1% short-term investments (based on fair value) compared to 69.3% fixed maturities, 11.9% equity securities, 12.1% other investments and 6.7% short-term investments as of December 31, 2014. We classify the majority of our investment portfolio as available-for-sale; resulting in these investments being reported at fair market value with unrealized gains and losses, net of tax, being reported as a component of shareholders’ equity. At December 31, 2015, no investments were designated as trading. No issuer (excluding United States Government and United States Governmental agencies) of fixed maturity or equity securities represents more than 4.6 % of shareholders’ equity at December 31, 2015.

Our insurance and reinsurance subsidiaries require liquidity and adequate capital to meet ongoing obligations to policyholders and claimants and fund operating expenses. During the year ended December 31, 2015, cash flow provided by operations was $282.6 million. Based on current premium volumes and other measures of capital deployed in our business, we determined we had excess capital and, therefore, returned capital to our shareholders through the share buy-back program and through dividend payments to our shareholders. We believe our liquidity generated from operations and, if required, from our investment portfolio, will be sufficient to meet our obligations for the foreseeable future. We believe we have access to various sources of liquidity including cash, investments and the ability to borrow under our revolving credit facility. Additionally, we continue to have access to the debt and equity markets, though we currently do not foresee needing access to these sources of capital.

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

Transactions with Related Parties

The discussion of transactions with related parties is included in Note 22, “Transactions with Related Parties” in the Notes to the Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Data” beginning on page F-1.

Off-Balance Sheet Arrangements

We have committed to invest up to a total of $413.5 million in a series of hedge funds, private equity and long only funds, of which $323.3 million was funded and included in Other invested assets in our consolidated balance sheet. As of December 31, 2015, we have a remaining obligation to the private equity partnerships to invest up to an additional $90.2 million, which can be called at any time. We have not recorded this commitment in our consolidated financial statements. The investment will be recorded at such time as the capital partnership requires the additional investment. Additionally, we have not recorded the liabilities for our operating leases in our consolidated financial statements.

Other than as described in the immediately preceding paragraph, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K at December 31, 2015.

Contractual Obligations

Our estimated contractual obligations and commitments as of December 31, 2015 were as follows:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Thereafter
Long-term debt:
Junior subordinated debentures (1)	$309.7	$7.4	$14.8	$14.8	$272.7
Senior unsecured fixed rate notes (2)	393.7	9.3	18.7	18.7	347.0
Floating rate loan stock (3)	97.8	2.2	4.5	2.2	88.9
Note payable	0.6	—	—	—	0.6
Operating leases	40.3	10.3	16.3	9.3	4.4
Purchase obligations (4)	16.6	9.6	4.0	3.0	—
Contingent consideration for asset purchase (5)	6.5	6.5	—	—	—
Other long-term liabilities:
Claim payments (6)	3,123.6	920.8	1,053.1	474.5	675.2
Catastrophe bond program	47.4	23.8	23.6	—	—
Partnership commitments (8)	90.2	90.2	—	—	—
Total contractual obligations	$4,126.4	$1,080.1	$1,135.0	$522.5	$1,388.8

(1)	Interest only on Junior Subordinated Debentures through 2033. Interest calculated based on the rate in effect at December 31, 2015. Principal due beginning May 2033.
(2)	Interest only on Senior Unsecured Fixed Rate Notes through 2042. Interest calculated based on the rate in effect at December 31, 2015. Principal due September 2042.
(3)	Interest only on Floating Rate Loan Stock through 2034. Interest calculated based on the rate in effect at December 31, 2015. Principal due beginning November 2034.
(4)	Purchase obligations consist primarily of software, hardware and equipment servicing and software licensing fees.
(5)	Contingent consideration for asset purchases is estimated at the maximum payout if profit targets are met.

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

Critical Accounting Estimates

Reserves for Losses and Loss Adjustment Expenses

We establish reserves for the estimated total unpaid costs of losses including loss adjustment expenses (“LAE”), for losses that occurred in 2015 and prior.  Unless otherwise specified below, the term “loss reserves” encompasses reserves for both losses and LAE.  Loss reserves reflect management’s best estimate of the total cost of (i) claims that have been incurred, but not yet paid and (ii) IBNR claims.  Loss reserves established are not an exact calculation of our liability.  Rather, loss reserves represent management’s best estimate of our liability based on application of actuarial techniques and other projection methodologies and taking into consideration other facts and circumstances known at the balance sheet date.  The process of establishing loss reserves is complex and necessarily imprecise, as it involves using judgment that is impacted by many internal and external variables such as past loss experience, current claim trends and the prevailing social, economic and legal environments.  In determining loss reserves, we give careful consideration to all available data and actuarial analyses and this process involves significant judgment.

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

Following is a summary of gross and net loss reserves we recorded by line of business:

	December 31, 2015		December 31, 2014
(in millions)	Gross	Net	Gross	Net
General liability	$1,423.3	$948.3	$1,355.8	$913.0
Workers compensation	575.9	322.2	536.8	327.9
Syndicate 1200 liability	293.4	194.0	295.5	202.4
Syndicate 1200 property	129.1	95.0	130.1	99.2
Commercial multi-peril	193.6	163.3	198.3	164.6
Commercial auto liability	135.6	128.7	165.2	158.3
Reinsurance - nonproportional assumed property	97.3	67.3	105.9	79.7
Syndicate 1200 specialty	30.1	17.9	30.4	18.7
All other lines	245.3	196.6	224.4	173.3
Total reserves	$3,123.6	$2,133.3	$3,042.4	$2,137.1

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

Each business segment is analyzed individually, with development characteristics for each short-tail and long-tail line of business identified and applied accordingly.  In comparing loss reserve methods and assumptions used at December 31, 2015 as compared with methods and assumptions used at December 31, 2014, management has not changed or adjusted methodologies or assumptions in any significant manner.

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

In addition to the previously described general uncertainties encountered in estimating loss reserves, there are significant additional uncertainties in estimating the amount of our potential losses from asbestos and environmental claims.  Loss reserves for asbestos and environmental claims normally cannot be estimated with traditional loss reserving techniques that rely on historical accident year development factors due to the uncertainties surrounding these types of claims.  Among the uncertainties impacting the estimation of such losses are:

•	potentially long waiting periods between exposure and emergence of any bodily injury or property damage;
•	difficulty in identifying sources of environmental or asbestos contamination and in properly allocating responsibility and/or liability for damage;
•	changes in underlying laws and judicial interpretation of those laws;
•	potential for an environmental or asbestos claim to involve many insurance providers over many policy periods;
•	long reporting delays from insureds to insurance companies;
•	historical data concerning asbestos and environmental losses which is more limited than historical information on other types of claims;
•	questions concerning interpretation and application of insurance coverage; and
•	uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

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

Syndicate 1200 Liability and Property

Our Syndicate 1200 segment loss reserves are analyzed quarterly by internal staff at Syndicate 1200.  Additionally, we employ an independent actuary to conduct a detailed review of loss reserves annually.  Management’s estimate of reserves is based on the internal study.  The external study is completed to support the actuarial opinion for Lloyd’s reporting.

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

Recorded gross reserves for general liability were $1,423.3 million, with approximately 3% of that amount related to run-off asbestos and environmental exposures as of December 31, 2015.  For general liability losses relating to ongoing operations, reported loss development patterns are a key assumption for this line of business.  Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g., construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims.  We have reviewed the historical variation in reported loss development patterns for general liability losses deriving from continuing operations.  If the reported loss development patterns change by 10%, a change that we have experienced in the past and that management considers possible, the estimated net reserve could change by $60.0 million, in either direction.

Similar to general liability, commercial multiple peril reserves are affected by reported loss development pattern assumptions.  Recorded gross reserves for commercial multiple peril business were $193.6 million as of December 31, 2015.  If the development patterns underlying our net reserves for this line of business change by 10%, the estimated net reserve could change by $10.0 million, in either direction.

Recorded gross reserves for workers compensation were $575.9 million as of December 31, 2015.  The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation.  Loss development patterns are dependent on medical cost inflation.  Approximately 60% of the workers compensation net reserves are related to future medical costs.  A review of National Council on Compensation Insurance data suggests that the annual growth in industry medical claim costs has varied from -2% to +13% since 1991.  Across the entire reserve base, a 1% change in calendar year medical inflation could change the estimated net reserve by $20.0 million, in either direction.

Recorded gross reserves for commercial auto liability were $135.6 million as of December 31, 2015.  A key assumption for commercial lines auto liability is the annual loss cost trend, particularly the severity trend component of loss costs.  A 3% change in assumed annual severity is within the range of our historical experience and which management considers possible.  A 3% change in assumed annual severity could change the estimated net reserve by $20.0 million, in either direction.

Recorded gross reserves for the Syndicate 1200 segment were $604.0 million as of December 31, 2015.  Estimation of our international liability reserves are subject to late emergence and mix shifts between smaller, more routine claims and larger, more complex claims.  Our international property reserves are analyzed by the characteristics of the underlying exposures.  Property loss reserves are characterized by relatively short periods between occurrence, reporting, determination of coverage and ultimate claims settlement. These property loss reserves tend to be the most predictable.  Catastrophic loss reserves tend to exhibit more volatility due to the nature of the underlying loss event which may cause delays and complexity in estimating ultimate loss exposure.

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

Loss Reserve Estimation Variability

After reviewing the output from various loss reserving methodologies, we select our best estimate of reserves.  We believe that the aggregate loss reserves at December 31, 2015 were adequate to cover claims for losses that have occurred, including both known claims and claims yet to be reported.  As of December 31, 2015, we recorded gross loss reserves of $3,123.6 million and loss reserves net of reinsurance of $2,133.3 million.  Although our financial reports reflect our best estimate of reserves, it is unlikely that the final amount paid will exactly equal our best estimate.  In order to provide an indication of the variability in loss reserve estimates, we develop reserve ranges by evaluating the variability implied by the results of the various methods and impact of changing the assumptions and factors used in the loss reserving process.

We estimate our range of reserves, net of reinsurance, at approximately $1,950 million to $2,365 million as of December 31, 2015.  In determining this range, we evaluated the variability of the loss reserves for each of our major operating segments, comprising both ongoing operations and run-off businesses.  Our estimated range does not make a specific provision for sources of unknown or unanticipated correlated events such as potential sources of liability not anticipated at the time coverage was afforded, such as asbestos.  These events in combination with other events which may not be contemplated by management in developing our range may cause reserves to develop either more or less favorably than indicated by assumptions that we consider reasonable.  This means that the range of reserve values does not represent the range of all possible favorable or unfavorable reserve outcomes, and actual ultimate paid losses may fall outside this range.  No one risk factor has been isolated for the purpose of performing a sensitivity or variability analysis on that particular risk factor.

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

Valuation of Investments

Our investments in fixed maturities and stocks are classified as available-for-sale and reported at fair value under GAAP. Changes in the fair value of investments classified as available-for-sale are not recognized in income during the period, but rather are recognized as a separate component of shareholders’ equity until realized. Fair values of these investments are estimated using prices obtained from third-party pricing services, where available. For securities where we are unable to obtain fair values from a pricing service or broker, fair values are estimated using information obtained from investment advisors. Management performed several processes to ascertain the reasonableness of investment values included in our consolidated financial statements at December 31, 2015, including i) obtaining and reviewing internal control reports for our accounting service providers that obtain fair values from third-party pricing services, ii) discussing with our investment managers their process for reviewing and validating pricing obtained from outside services and obtained values for all securities from our investment managers and iii) comparing the security pricing received from the investment managers with the prices used in our consolidated financial statements and obtained additional information for variances that exceeded a certain threshold. As of December 31, 2015, investments classified as available-for-sale for which we did not receive a fair value from a pricing service or broker accounted for less than 1% of our investment portfolio. The actual value at which such securities could be sold or settled with a willing buyer or seller may differ from such estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller. Our investments in hedge and private equity funds and other private equity direct investments are accounted for under the equity method of accounting, with changes in the value of investments recognized in realized gains or losses during the period. We also have two small private equity investments accounted for at cost.

We regularly monitor the difference between the estimated fair values of our investments and their cost or book values to identify underperforming investments and whether declines in value are temporary in nature or “other-than-temporary.” If a decline in the value of a particular investment is believed to be temporary, the decline is recorded as an unrealized loss, net of tax, in other comprehensive income as a separate component of shareholders’ equity. If the decline is believed to be “other-than-temporary,” the carrying value of the investment is written down and recorded as a realized loss in our Consolidated Statements of Income. We evaluate our investments for impairment. For fixed maturities securities, the evaluation for a credit loss is generally based on the present value of expected cash flows of the security as compared to the amortized book value. For mortgage-backed securities, frequency and severity inputs are used in projecting future cash flows of the securities. Loss frequency is measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. Loss severity includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. For equity securities, the length of time and the amount of decline in fair value are the principal factors in determining other-than-temporary impairment. For the years ended December 31, 2015 and 2014, we recorded $11.9 million and $2.3 million, respectively, of realized losses due to the recognition of other-than-temporary impairments.

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

For additional information regarding our deferred tax assets and liabilities, please see Note 14 “Income Taxes” in the Notes to the Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Data” beginning on page F-1.

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

At December 31, 2015, we had goodwill of $152.2 million assigned to the following reporting units: Excess and Surplus lines – $76.4 million, Commercial Specialty – $47.1 million and Syndicate 1200 – $28.7 million. Additionally, at December 31, 2015, we had intangible assets totaling $73.3 million, including indefinite-lived intangible assets of $60.5 million in the Syndicate 1200 segment. Due to the nature of the Syndicate 1200 segment’s business, for purposes of the annual impairment evaluation, we have aggregated the fair values between the indefinite-lived intangible asset and goodwill.

For purposes of evaluating goodwill for impairment, we determined that our reporting units are the same as our business segments because all components of each segment are similar and none of the components were determined to be separate reporting units. Additionally, each business segment has discrete financial information available that is regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated and to assess performance. We allocated the assets, including goodwill, and liabilities of our reporting units consistent with our business segment reporting and prior periods. No material changes in the accounting methodology used to evaluate goodwill were made during 2015.

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

For the years ended December 31, 2015, 2014 and 2013, all of our reporting units passed Step 1 of the goodwill impairment analysis as the fair value of each reporting unit were in excess of their carrying values.  Therefore, Step 2 of the goodwill impairment analysis was not required. Any decline in the fair value of these reporting units could result in the carrying value of the reporting unit being in excess of fair value, triggering Step 2 of the impairment testing model, which could result in an impairment of goodwill.

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

Our market capitalization has increased in 2015, as our stock has traded at or above book value in the fourth quarter of 2015. We considered the market capitalization as one of the data points in performing our annual impairment test. We consider the changes in our market capitalization to be primarily attributable to global financial market conditions, as well as current trends within the insurance industry. The valuation analysis discussed above supports our view that goodwill and indefinite-lived intangible assets are not impaired at October 1, 2015. Through December 31, 2015, there have been no indicators of impairment of goodwill and indefinite-lived intangible assets. During 2016, we will monitor relevant internal and external factors and their potential impact on the fair value of our reporting segments, and if required, we will update our impairment analysis.

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

We evaluated our definite lived intangibles for indicators of impairment. If indicators of impairment had been identified, we would have been required to test definite lived intangible assets for impairment. As of October 1, 2015, the testing date, no indicators of impairment were identified. Therefore, we were not required to test for impairment. As with the indefinite-lived intangible assets, we will continue to monitor for indicators of impairment and test as required.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We believe that we are principally exposed to three types of market risk: interest rate risk, credit risk and foreign currency risk.

Interest Rate Risk

Our fixed investment portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the fair valuation of these securities. As interest rates rise, the fair value of our fixed maturity portfolio generally falls, and the converse is generally also true. We manage interest rate risk through an asset liability strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of the investment portfolio matures each quarter, allowing for reinvestment at current market rates. Based upon a pricing model, we determine the estimated change in fair value of the fixed maturity securities, assuming immediate parallel shifts in the treasury yield curve while keeping spreads between individual securities and treasuries static. The following interest rate sensitivity analysis measures the potential change in fair value for fixed maturity and short-term investments resulting from changes in market rates ranging from -200 basis points to +300 basis points as of December 31, 2015:

	-200	-100	Base Case	+100	+200	300
Market Yield	1.5%	1.7%	2.4%	3.1%	3.9%	4.7%
Average Life (years)	3.0	3.0	3.1	2.9	3.0	3.0
Option Adjusted Duration (years)	2.3	2.3	2.2	2.2	2.2	2.0
Fair Value (in millions)	$3,286.3	$3,240.1	$3,138.1	$3,093.4	$3,022.2	$2,975.4
Gain (Loss) (in millions)	$148.2	$102.0	$—	$(44.7)	$(115.9)	$(162.7)

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

As shown on the accompanying table, our fixed maturities portfolio is diversified among different types of investments. The securities are rated by one or more National Recognized Statistical Rating Organizations, (i.e., Standard & Poor’s, Moody’s Investors Service, Inc. and Fitch Ratings Ltd). If a security has two ratings, the lower rating is used, and if a security has three ratings, the middle rating is used in the preparation of this table. At December 31, 2015, our fixed maturities portfolio had a weighted average rating of A+, with 70.5% ($2,064.5 million fair value) rated A or better and 30.8% ($900.2 million fair value) rated AAA. Our portfolio included 9.5% ($277.9 million fair value) of less than investment grade (BB+ or lower) fixed maturities at December 31, 2015.

	Fair Value
(in millions)	AAA	AA	A	Other	Total
USD denominated:
U.S. Governments	$207.4	$—	$—	$0.5	$207.9
Non-U.S. Governments	37.0	19.4	5.7	29.6	91.7
Obligations of states and political subdivisions	113.8	267.8	81.0	25.4	488.0
Credit-Financial	7.6	53.3	273.0	202.0	535.9
Credit-Industrial	3.1	14.1	91.7	409.0	517.9
Credit-Utility	—	19.3	35.9	101.0	156.2
Structured securities:
CMO/MBS-agency	131.0	—	—	—	131.0
CMO/MBS-non agency	—	7.2	3.6	0.7	11.5
CMBS	110.6	34.9	33.9	1.8	181.2
ABS	104.4	0.3	2.9	3.3	110.9
CLO	66.3	17.9	31.8	19.6	135.6
Foreign denominated:
Governments	95.4	29.5	1.0	25.3	151.2
Credit	2.4	26.7	59.8	21.2	110.1
ABS/CMBS	17.5	0.3	3.0	1.1	21.9
CLO	3.7	17.4	33.0	22.2	76.3
Total fixed maturities	$900.2	$508.1	$656.3	$862.7	$2,927.3

We also hold a diversified investment portfolio of common stocks in various industries and market segments, ranging from small market capitalization stocks to large capitalization companies. Marketable equity securities are carried on our Consolidated Balance Sheets at fair value, and are subject to the risk of potential loss in fair value resulting from adverse changes in prices. At December 31, 2015, the fair value of our equity securities portfolio was $463.9 million.

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

Foreign Currency Risk

We have exposure to foreign currency risk in both our insurance contracts and invested assets and to a lesser extent in a portion of our debt. Some of our insurance contracts provide that ultimate losses may be payable in various foreign currencies. Foreign currency exchange rate risk exists where we do not have cash or securities denominated in the currency for which we will ultimately pay the claims. Thus, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance polices that are payable in foreign currencies with cash and investments that are denominated in such currencies. In certain instances, we use foreign exchange forward contracts to mitigate this risk. Due to the extended time frame for settling the claims plus the fluctuation in currency exchange rates, the potential exists for us to realize gains and/or losses related to foreign exchange rates. In addition, we may experience foreign currency gains or losses related to exchange rate fluctuations in operating expenses as certain operating costs are payable in currencies other than the U.S. Dollar. For the year ended December 31, 2015, we recorded realized gains of $18.3 million from movements in foreign currency rates on our insurance operations. In addition, we recorded realized losses of $18.1 million from movements in foreign currency rates on our investment portfolio and realized gains of $15.2 million from our currency forward contracts for the year ended December 31, 2015. We had unrealized losses at December 31, 2015 of $43.8 million in movements on foreign currency rates in our investment portfolio, which are recorded in “Other comprehensive income, net of taxes” in our Consolidated Balance Sheets. These losses are principally related to the weakening of non-U.S. Dollar denominated investment exchange rates to the U.S. Dollar.

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

There were no changes in the internal control over financial reporting made during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

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

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (2013 framework). As a result of the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2015, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2015. The report, which expresses unqualified opinions on the effectiveness of our internal control over financial reporting as of December 31, 2015, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Ernst & Young LLP

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Argo Group International Holdings, Ltd.

We have audited Argo Group International Holdings, Ltd.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Argo Group International Holdings, Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Argo Group International Holdings, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Argo Group International Holdings, Ltd. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Argo Group International Holdings, Ltd. and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

February 26, 2016

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference is the information appearing under the captions “Election of Directors,” “Named Executive Officers,” “Audit Committee,” “Audit Committee Financial Experts,” “Code of Business Ethics and Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed with the SEC relating to our Annual Meeting of Shareholders to be held on May 3, 2016.

Item 11. Executive Compensation

Incorporated herein by reference is the information appearing under the captions “Compensation of Executive Officers,” “Non-Employee Director Compensation” and “Human Resources Committee Interlocks and Insider Participation” in our Proxy Statement to be filed with the SEC relating to our Annual Meeting of Shareholders to be held on May 3, 2016.

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

The following table sets forth information as of December 31, 2015 concerning our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding, Warrants and Rights	Weighted-Average Per Share Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by shareholders:
Argo Group International Holdings, Ltd. Long-Term Incentive Plan	1,793,408	$32.50	3,754,323
Terminated historical plans	860	$31.24	—
Equity compensation plans not approved by shareholders	—	$—	—
Total	1,794,268	$32.50	3,754,323

Under the terms of the Long-Term Incentive Plans, only awards that are to be settled in shares are included in the totals above. At December 31, 2015, 2,134,121 cash-settled stock appreciation rights and 3,643 cash-settled restricted stock units are issued and outstanding. Additional information relating to our equity compensation plans is included in Note 12, “Share-based Compensation” in the Notes to Consolidated Financial Statements.

Incorporated herein by reference is the information appearing under the caption “Security Ownership of Principal Stockholders and Management” in our Proxy Statement to be filed with the SEC relating to our Annual Meeting of Shareholders to be held on May 3, 2016.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated herein by reference is the information appearing under the captions “Human Resources Committee Interlocks and Insider Participation,” “Related Persons Transactions” and “Director Independence” in our Proxy Statement to be filed with the SEC relating to our Annual Meeting of Shareholders to be held on May 3, 2016.

Item 14. Principal Accounting Fees and Services

Incorporated herein by reference is the information appearing under the caption “Relationship with Independent Auditors” in our Proxy Statement to be filed with the SEC relating to our Annual Meeting of Shareholders to be held on May 3, 2016.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

Selected Financial Data

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2015 and 2014

Consolidated Statements of Income

For the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

(a)	2. Financial Statement Schedules

Schedule II—Condensed Financial Information of Registrant

December 31, 2015 and 2014

Schedule III—Supplemental Insurance Information

For the Years Ended December 31, 2015, 2014 and 2013

Schedule V—Valuation and Qualifying Accounts

For the Years Ended December 31, 2015, 2014 and 2013

Schedule VI—Supplemental Information for Property-Casualty Insurance Companies

For the Years Ended December 31, 2015, 2014 and 2013

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

10.10

Executive Employment Agreement, effective as of November 5, 2013, between Argo Group International Holdings, Ltd. and Mark E. Watson III (incorporated by reference to Exhibit 10.1 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).*

10.11

Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors, effective February 12, 2008 (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2008).*

10.12

First Amendment, effective November 2, 2009, to Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.13 to Argo Group’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010).*

10.13

Executive Employment Agreement, effective February 19, 2015, between Argo Group and Jay S. Bullock (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2015).*

10.14

Employment Contract, dated May 12, 2014, between Argo Group International Holdings, Ltd. and Axel Schmidt (incorporated by reference to Exhibit 10.11 to Argo Group’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015).*

10.15	Compensation Clawback Policy (incorporated by reference to Exhibit 10.1 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.16

Second Amendment, effective December 16, 2013, to Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.18 to Argo Group’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014.)*

10.17

Executive Employment Agreement, effective as of March 1, 2013, between Argo Group US, Inc. and Kevin J. Rehnberg (incorporated by reference to Exhibit 10.19 to Argo Group’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014.)*

10.18

Argo Group International Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Appendix I to Argo Group’s Proxy Statement for the 2014 Annual General Meeting of Shareholders filed with the Securities and Exchange Commission on March 7, 2014).*

10.19	Form of Cash-Settled Share Appreciation Rights Agreement (incorporated by reference to Exhibit 10.2 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*

10.20	Form of Stock-Settled Share Appreciation Right Agreement (incorporated by reference to Exhibit 10.3 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*

10.21	Form of Restricted Share Agreement (incorporated by reference to Exhibit 10.4 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*

10.22	Form of Restricted Share Unit Grant Agreement (incorporated by reference to Exhibit 10.5 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*

10.23	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.2 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)*

Exhibit Number	Description

12	Statements of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends.

21	Subsidiaries of Registrant, as amended.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a—14(a)/15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a—14(a)/15d – 14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	A management contract or compensatory plan required to be filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

By	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark E. Watson III Mark E. Watson III	President, Chief Executive Officer and Director (principal executive officer)	February 26, 2016

/s/ Jay S. Bullock Jay S. Bullock	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 26, 2016

/s/ Gary V. Woods Gary V. Woods	Director	February 26, 2016

/s/ F. Sedgwick Browne F. Sedgwick Browne	Director	February 26, 2016

/s/ H. Berry Cash H. Berry Cash	Director	February 26, 2016

/s/ Hector DeLeon Hector DeLeon	Director	February 26, 2016

/s/ Mural R. Josephson Mural R. Josephson	Director	February 26, 2016

/s/ Kathleen A. Nealon Kathleen A. Nealon	Director	February 26, 2016

/s/ John R. Power, Jr. John R. Power, Jr.	Director	February 26, 2016

/s/ John H. Tonelli John H. Tonelli	Director	February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Argo Group International Holdings, Ltd.

We have audited the accompanying consolidated balance sheets of Argo Group International Holdings, Ltd. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Table of Contents at Item 15. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Argo Group International Holdings, Ltd. at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Argo Group International Holdings, Ltd.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

February 26, 2016

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	December 31,	December 31,
	2015	2014

Assets
Investments:
Fixed maturities, at fair value:
Available-for-sale (cost: 2015 - $2,971.0; 2014 - $2,817.2)	$2,927.3	$2,840.7
Equity securities, at fair value (cost: 2015 - $349.7; 2014 - $324.8)	463.9	503.8
Other investments (cost: 2015 - $499.6; 2014 - $488.9)	513.7	495.1
Short-term investments, at fair value (cost: 2015 - $211.2; 2014 - $258.3)	210.8	258.3
Total investments	4,115.7	4,097.9
Cash	121.7	81.0
Accrued investment income	21.6	22.1
Premiums receivable	404.5	353.6
Reinsurance recoverables	1,121.1	997.2
Goodwill	152.2	152.2
Intangible assets, net of accumulated amortization	73.3	78.6
Current income taxes receivable, net	11.6	14.9
Deferred acquisition costs, net	132.4	124.6
Ceded unearned premiums	250.8	207.6
Other assets	225.2	226.6
Total assets	$6,630.1	$6,356.3
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$3,123.6	$3,042.4
Unearned premiums	886.7	817.2
Accrued underwriting expenses	133.9	143.1
Ceded reinsurance payable, net	312.4	178.8
Funds held	77.6	55.0
Senior unsecured fixed rate notes	143.8	143.8
Other indebtedness	55.2	62.0
Junior subordinated debentures	172.7	172.7
Deferred tax liabilities, net	23.6	53.0
Other liabilities	32.5	41.6
Total liabilities	4,962.0	4,709.6
Commitments and contingencies (Note 16)
Shareholders' equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 37,105,922 and 36,889,386 shares issued at December 31, 2015 and December 31, 2014, respectively	37.1	34.3
Additional paid-in capital	964.9	836.3
Treasury shares (9,181,644 and 8,606,489 shares at December 31, 2015 and December 31, 2014, respectively)	(331.1)	(301.4)
Retained earnings	985.7	969.4
Accumulated other comprehensive income, net of taxes	11.5	108.1
Total shareholders' equity	1,668.1	1,646.7
Total liabilities and shareholders' equity	$6,630.1	$6,356.3

See accompany notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares and per share amount)

	For the Years Ended December 31,
	2015	2014	2013
Premiums and other revenue:
Earned premiums	$1,371.9	$1,338.1	$1,303.8
Net investment income	85.6	86.6	100.0
Net realized investment and other gains	27.1	94.0	71.3
Total revenue	1,484.6	1,518.7	1,475.1
Expenses:
Losses and loss adjustment expenses	766.1	747.4	742.0
Other reinsurance-related expenses	—	—	19.2
Underwriting, acquisition and insurance expenses	539.6	539.2	510.8
Interest expense	19.0	19.9	20.2
Fee and other expense, net	0.7	0.6	4.9
Foreign currency exchange gain	(18.3)	(7.8)	(1.7)
Impairment of intangible assets	—	3.4	—
Total expenses	1,307.1	1,302.7	1,295.4
Income before income taxes	177.5	216.0	179.7
Provision for income taxes	14.3	32.8	36.5
Net income	$163.2	$183.2	$143.2
Net income per common share:
Basic	$5.84	$6.39	$4.85
Diluted	$5.72	$6.27	$4.67
Dividend declared per common share	$0.80	$0.63	$0.54
Weighted average common shares:
Basic	27,972,962	28,690,306	29,536,472
Diluted	28,533,299	29,212,848	30,656,483

	For the Years Ended December 31,
	2015	2014	2013
Net realized investment and other gains before other-than-temporary impairment losses	$39.0	$96.3	$79.1
Other-than-temporary impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturities	(2.2)	(1.2)	(6.0)
Other-than-temporary impairment losses on equity securities	(9.7)	(1.1)	(1.8)
Impairment losses recognized in earnings	(11.9)	(2.3)	(7.8)
Net realized investment and other gains	$27.1	$94.0	$71.3

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	For the Years Ended December 31,
	2015	2014	2013
Net income	$163.2	$183.2	$143.2
Other comprehensive income:
Foreign currency translation adjustments	(6.0)	(4.1)	(2.8)
Defined benefit pension plans:
Net gain (loss) arising during the year	0.4	(3.7)	2.0
Unrealized (losses) gains on securities:
(Losses) gains arising during the year	(121.1)	(5.7)	1.2
Reclassification adjustment for gains included in net income	(7.2)	(30.6)	(59.8)
Other comprehensive loss before tax	(133.9)	(44.1)	(59.4)
Income tax provision (benefit) related to other comprehensive loss:
Defined benefit pension plans:
Net gain (loss) arising during the year	0.3	(1.3)	0.7
Unrealized (loss) gains on securities:
(Loss) gains arising during the year	(31.3)	6.8	1.0
Reclassification adjustment for gains included in net income	(6.3)	(9.9)	(19.4)
Income tax provision (benefit) related to other comprehensive loss	(37.3)	(4.4)	(17.7)
Other comprehensive loss, net of tax	(96.6)	(39.7)	(41.7)
Comprehensive income	$66.6	$143.5	$101.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions, except number of shares and per share amounts)	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity
Balance, January 1, 2013	$31.4	$722.7	$(205.5)	$776.0	$189.5	$1,514.1
Net income	—	—	—	143.2	—	143.2
Other comprehensive income, net of tax	—	—	—	—	(41.7)	(41.7)
Repurchase of common shares (1,098,732 at a weighted average price of $41.04)	—	—	(45.1)	—	—	(45.1)
Activity under stock incentive plans	0.2	8.5	—	—	—	8.7
Retirement of common shares (tax payments on equity compensation)	—	(1.9)	—	—	—	(1.9)
Deferred tax - share-based payments	—	0.1	—	—	—	0.1
Employee stock purchase plan	0.1	1.3	—	—	—	1.4
10% stock dividend	2.4	96.6	—	(99.0)	—	—
Cash dividend declared - common shares ($0.54/share)	—	—	—	(15.8)	—	(15.8)
Balance, December 31, 2013	34.1	827.3	(250.6)	804.4	147.8	1,563.0
Net income	—	—	—	183.2	—	183.2
Other comprehensive income, net of tax	—	—	—	—	(39.7)	(39.7)
Repurchase of common shares (1,048,144 at a weighted average price of $48.48)	—	—	(50.8)	—	—	(50.8)
Activity under stock incentive plans	0.2	8.5	—	—	—	8.7
Retirement of common shares (tax payments on equity compensation)	—	(1.1)	—	—	—	(1.1)
Deferred tax - share-based payments	—	0.1	—	—	—	0.1
Employee stock purchase plan	—	1.5	—	—	—	1.5
Cash dividend declared - common shares ($0.63/share)	—	—	—	(18.2)	—	(18.2)
Balance, December 31, 2014	34.3	836.3	(301.4)	969.4	108.1	1,646.7
Net income	—	—	—	163.2	—	163.2
Other comprehensive loss, net of tax	—	—	—	—	(96.6)	(96.6)
Repurchase of common shares (575,155 at a weighted average price of $51.58)	—	—	(29.7)	—	—	(29.7)
Activity under stock incentive plans	0.3	8.9	—	—	—	9.2
Retirement of common shares (tax payments on equity compensation)	(0.1)	(4.0)	—	—	—	(4.1)
Deferred tax - share-based payments	—	0.6	—	—	—	0.6
Employee stock purchase plan	—	1.5	—	—	—	1.5
10% stock dividend	2.6	121.6	—	(124.2)	—	—
Cash dividend declared - common shares ($0.80/share)	—	—	—	(22.7)	—	(22.7)
Balance, December 31, 2015	$37.1	$964.9	$(331.1)	$985.7	$11.5	$1,668.1

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$163.2	$183.2	$143.2
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization and depreciation	38.7	37.2	39.6
Share-based payments expense	29.1	19.6	23.3
Excess tax (benefit) expense from share-based payment arrangements	(0.6)	(0.1)	(0.2)
Deferred income tax provision, net	8.3	27.6	3.8
Net realized investment and other gains	(27.1)	(94.0)	(71.3)
Loss on disposals of fixed assets, net	0.2	—	0.2
Impairment of intangible assets	—	3.4	—
Change in:
Accrued investment income	0.5	3.4	5.3
Receivables	(182.6)	256.7	86.7
Deferred acquisition costs	(8.5)	(7.3)	(14.1)
Ceded unearned premiums	(45.9)	(12.4)	(4.0)
Reserves for losses and loss adjustment expenses	94.3	(182.0)	(8.9)
Unearned premiums	76.5	39.1	51.4
Ceded reinsurance payable and funds held	157.2	(163.9)	(246.4)
Income taxes	3.3	(19.7)	17.0
Accrued underwriting expenses	(24.6)	11.7	(4.0)
Other, net	0.6	28.0	(21.8)
Cash provided (used) by operating activities	282.6	130.5	(0.2)
Cash flows from investing activities:
Sales of fixed maturity investments	787.5	1,104.9	1,795.4
Maturities and mandatory calls of fixed maturity investments	843.9	323.0	281.8
Sales of equity securities	122.0	123.9	163.4
Sales of other investments	58.4	33.2	7.5
Purchases of fixed maturity investments	(1,842.8)	(1,531.5)	(1,822.9)
Purchases of equity securities	(114.1)	(55.8)	(80.0)
Purchases of other investments	(77.2)	(149.5)	(72.9)
Change in foreign regulatory deposits and voluntary pools	3.5	21.2	(7.7)
Change in short-term investments	46.1	75.3	(145.3)
Settlements of foreign currency exchange forward contracts	(10.1)	(1.1)	(3.9)
Purchases of fixed assets	(18.9)	(39.0)	(26.1)
Other, net	8.1	(25.9)	31.5
Cash (used) provided by investing activities	(193.6)	(121.3)	120.8
Cash flows from financing activities:
Payment on note payable	—	(0.1)	—
Redemption of trust preferred securities, net	—	(18.0)	—
Activity under stock incentive plans	1.8	4.6	2.6
Repurchase of Company's common shares	(29.7)	(50.8)	(46.5)
Excess tax expense from share-based payment arrangements	0.6	0.1	0.2
Payment of cash dividends to common shareholders	(22.7)	(18.2)	(15.8)
Cash used by financing activities	(50.0)	(82.4)	(59.5)
Effect of exchange rate changes on cash	1.7	(3.2)	0.5
Change in cash	40.7	(76.4)	61.6
Cash, beginning of year	81.0	157.4	95.8
Cash, end of year	$121.7	$81.0	$157.4

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Significant Accounting Policies

Business

Argo Group International Holdings, Ltd. (“Argo Group,” “we” or the “Company”) is an international underwriter of specialty insurance and reinsurance products in the property and casualty market. Argo Group US, Inc. (“Argo Group US”) is a subsidiary of Argo Financial Holding (Ireland), Ltd. (“Argo Ireland”). Argo Underwriting Agency Limited (“Syndicate 1200”) is a subsidiary of Argo International Holdings, Ltd. Argo Re, Ltd. (“Argo Re”), a Bermuda based company, is the parent of both Argo Ireland and Argo International Holdings, Ltd. Argo Re is directly owned by Argo Group.

We conduct our ongoing business through four segments.

Excess and Surplus Lines products are underwritten by Colony Insurance Company (“Colony”) under two operating platforms: Colony Specialty and Argo Pro.

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

Syndicate 1200 products are underwritten by Argo Underwriting Agency Limited based in London, on behalf of one underwriting syndicate under the Lloyd’s of London (“Lloyd’s”) global franchise.

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

On February 17, 2015, our Board of Directors declared a 10% stock dividend, payable on March 16, 2015, to shareholders of record at the close of business on March 2, 2015. As a result of the stock dividend, 2,554,506 additional shares were issued. Cash was paid in lieu of fractional shares of our common shares. All references to share and per share amounts in this document and related disclosures have been adjusted to reflect the stock dividend for all periods presented

Cash

Cash consists of cash deposited in banks, generally in concentration and operating accounts. Interest-bearing cash accounts are classified as short-term investments.

Investments

Investments in fixed maturities at December 31, 2015 and 2014 include bonds and structured securities. Equity securities include common stocks, preferred stocks and mutual funds. Other investments consist of foreign regulatory deposits, hedge funds, private equity funds, private equity direct investments, voluntary pools and foreign exchange currency forward contracts. Short-term investments consist of money market funds, certificates of deposit, bonds, sovereign debt and interest-bearing cash accounts. Investments maturing in less than one year are classified as short-term investments in our consolidated financial statements.

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

Our investments in fixed maturities and equity securities with readily determinable fair value are considered available-for-sale and are carried at fair value. Changes in the fair value of investments classified as available-for-sale are not recognized to income during the period, but rather are recognized as a separate component of shareholders’ equity until realized. Fair value of these investments is estimated using prices obtained from third-party pricing services, where available. For securities where we were unable to obtain fair values from a pricing service or broker, fair values were estimated using information obtained from investment advisors. We performed several processes to ascertain the reasonableness of these investment values by i) obtaining and reviewing internal control reports for our service providers that obtain fair values from third-party pricing services, ii) discussing with our investment managers their process for reviewing and validating pricing obtained from outside services and obtaining values for all securities from our investment managers and iii) comparing the security pricing received from the investment managers with the prices used in the consolidated financial statements and obtaining additional information for variances that exceeded a certain threshold. As of

December 31, 2015, investments we hold for which we did not receive a fair value from a pricing service or broker accounted for less than 1% of our investment portfolio. The actual value at which these securities could actually be sold or settled with a willing buyer or seller may differ from our estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, quantity sold or settled, presence of an active market and availability of a willing buyer or seller. The cost of securities sold is based on the specific identification method.

Changes in the value of other investments consisting of hedge funds, private equity funds, private equity direct investments and voluntary pools are principally recognized to income during the period using the equity method of accounting. Our foreign regulatory deposits are assets held in trust in jurisdictions where there is a legal and regulatory requirement to maintain funds locally in order to protect policyholders. Lloyd’s is the appointed investment manager for the funds. The underlying assets are invested in government securities, agency securities and corporate bonds whose values are obtained from Lloyd’s. Foreign currency future contracts held by us are valued by our counterparties using market driven foreign currency exchange rates.

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

Receivables

Premiums receivable, representing amounts due from insureds, are presented net of an allowance for doubtful accounts. The allowances for doubtful accounts were $3.5 million and $5.2 million at December 31, 2015 and 2014, respectively. Premiums receivable include amounts relating to the trade capital providers’ quota share.

Reinsurance recoverables represent amounts of paid losses and loss adjustment expenses, case reserves and incurred but not reported (“IBNR”) amounts ceded to reinsurers under reinsurance treaties. Reinsurance recoverables also reflect amounts that are due from trade capital providers. Reinsurance recoverables are presented in our Consolidated Balance Sheets net of an allowance for doubtful accounts of $3.2 million and $3.4 million at December 31, 2015 and 2014, respectively (see Note 3, “Reinsurance” for related disclosures).

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

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Premiums receivable	$1.0	$1.1	$0.2
Reinsurance recoverables	0.2	0.5	—
Net written off (recovered)	$1.2	$1.6	$0.2

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

Retrospectively Rated Policies

We have written a number of workers compensation, property and other liability policies that are retrospectively rated. Under this type of policy, the policyholder or coverholder may be entitled, subsequent to coverage expiration, to a refund or may owe additional premiums based on the amount of losses incurred under the policy. The retrospective premium adjustments on certain policies are limited to a minimum or maximum premium adjustment, which is calculated as a percentage of the standard amount of premium charged during the life of the policy. Accrued retrospectively rated premiums have been determined based on estimated ultimate loss experience of the individual policyholder accounts. The estimated liability for return of premiums under retrospectively rated policies is included in “Unearned premiums” in our Consolidated Balance Sheets and was $6.5 million and $5.8 million at December 31, 2015 and 2014, respectively.  The estimated amount included in premiums receivables for additional premiums due under retrospectively rated policies was $0.1 million at December 31, 2015. No amount was included in premiums receivables for additional premium due under retrospectively rate policies at December 31, 2014.

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

The 2015 and 2014 net amortization of policy acquisition costs will not equal the change in our Consolidated Balance Sheets as the trade capital providers’ share is not reflected in our Consolidated Statements of Income and differences arise from foreign currency exchange rates applied to deferred acquisition costs which are treated as a nonmonetary asset.

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

Goodwill and Intangible Assets

Goodwill and intangible assets are allocated to the segment in which the results of operations for the acquired company are reported (see Note 18, “Segment Information” for further discussion). Intangible assets with a finite life are amortized over the estimated useful life of the asset. Goodwill and intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. For goodwill, we may perform a qualitative test to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. Based on prior goodwill impairment testing, we determined the performance of the quantitative impairment test was required for 2015. The first step of the quantitative test is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill (“Step 1”). If the fair value of a reporting unit exceeds its carrying value amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step is not necessary. However, if the carrying amount of the reporting unit exceeds its fair value, the second step (“Step 2”) is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. Step 2 compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied value of goodwill is less than the carrying amount of goodwill, it is written down to its fair value with a corresponding expense reflected in the Consolidated Statements of Income. The implied goodwill is calculated based on a hypothetical purchase price allocation, similar to the requirements in the accounting guidance for business combinations, whereby the implied fair value of the reporting unit is allocated to the fair value of the assets and liabilities of the reporting unit.

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

For the years ended December 31, 2015, 2014 and 2013, all of our reporting units passed Step 1 of the goodwill impairment analysis as the fair value of each reporting unit were in excess of their carrying values.  Therefore, Step 2 of the goodwill impairment analysis was not required. Any future decline in the fair value of these reporting units could result in the carrying value of the reporting unit being in excess of fair value, triggering Step 2 of the impairment testing model, which could result in an impairment of goodwill.

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

The following table presents our intangible assets and accumulated amortization at December 31:

	December 31, 2015		December 31, 2014
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Lloyd's capacity	$60.5	n/a	$60.5	n/a
Distribution network	45.5	33.2	44.8	27.9
Additional Lloyd's capacity	4.8	4.6	4.8	3.9
Other	1.6	1.3	1.5	1.2
	$112.4	$39.1	$111.6	$33.0

The weighted average useful life by category at December 31, 2015 was 9.3 years for the distribution network, 5.0 years for the additional Lloyd’s capacity and 9.1 years for other. The weighted average useful life for all categories was 8.9 years at December 31, 2015.

During the twelve months ended December 31, 2015, 2014 and 2013, amortization expense was $7.5 million, $5.6 million and $6.1 million, respectively, and is included in “Underwriting, acquisition and insurance expenses” in our Consolidated Statements of Income.

The estimated amortization expense for the years ended December 31, 2016, 2017, 2018, 2019 and 2020 is $5.6 million, $4.8 million, $2.2 million, $0.4 million and $0.0 million, respectively.

Property and Equipment

Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and carried at cost less accumulated depreciation and are reported in “Other assets” in our Consolidated Balance Sheets. Depreciation is calculated using a straight-line method over the estimated useful lives of the assets, generally three to thirty nine years. The accumulated depreciation for property and equipment was $85.1 million and $78.2 million at December 31, 2015 and 2014, respectively. The net book value of our property and equipment at December 31, 2015 and 2014 was $133.1 million and $96.4 million, respectively. The depreciation expense at December 31, 2015, 2014 and 2013 was $17.5 million, $15.1 million and $15.5 million, respectively.

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

Through our subsidiary Argo Re, in December 2011, we entered into a reinsurance contract with a special purpose reinsurance company that provided us with protection against certain severe catastrophe events and the occurrence of multiple significant catastrophe events during the same year. The special purpose reinsurance company provided the reinsurance through a catastrophe bond transaction that was supported by a collateralized facility. The reinsurance contract was deemed to be a derivative. We recorded the contract at fair value, with any changes in the value reflected in “Other reinsurance-related expenses” in our Consolidated Statements of Income. See Note 4, “Derivative Instruments” for related disclosures.

Share-Based Payments

Compensation expense for share-based payments is recognized based on the measurement-date fair value for awards that will settle in shares. Awards that are expected to be settled in cash are accounted for as liability awards, resulting in the fair value of the award being measured at each reporting date until the award is exercised, forfeited or expires unexercised. Compensation expense for awards that are settled in equity are recognized on a straight line pro rata basis over the vesting period. Compensation expense for awards that are settled in cash are recognized on the accelerated recognition method over the award’s vesting period. See Note 12, “Share-based Compensation” for related disclosures.

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

Translation gains and losses related to our operations in Brazil and Malta are recorded as a component of shareholders’ equity in our Consolidated Balance Sheets. At December 31, 2015 and 2014, the foreign currency translation adjustments were a loss of $21.6 million and $15.6 million, respectively.

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

Supplemental Cash Flow Information

Income taxes paid. We paid income taxes of $10.9 million, $23.7 million and $14.2 million in 2015, 2014 and 2013, respectively.

Income taxes recovered. We recovered income taxes of $11.7 million and $0.1 million in 2015 and 2014, respectively. We did not recover any income taxes in 2013.

Interest paid as follows:

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Senior unsecured fixed rate notes	$9.3	$9.3	$9.3
Junior subordinated debentures	7.0	7.6	7.9
Other indebtedness	2.4	2.8	2.6
Total interest paid	$18.7	$19.7	$19.8

Non-cash operating activities transactions. Our Consolidated Statements of Cash Flows contains a reconciliation of net income to “Net cash (used) provided by operating activities,” which includes, among other things, certain adjustments for non-cash items. For the year ended December 31, 2014, the adjustment for “Net realized and other gains” includes a $43.3 million non-cash item related to the pre-tax realized gain recognized on the sale of a real estate holding, as the proceeds from this sale were held in escrow and recorded as a receivable within “Other assets” in our Consolidated Balance Sheet at December 31, 2014.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (Topic 606). The ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The ASU provides a five-step analysis of transactions to determine when and how revenue is recognized and requires additional disclosures sufficient to describe the nature, amount, timing and uncertainty of revenue and cash flows for these transactions. The original effective date of this ASU was deferred by one year by the FASB’s August 2015 issuance of ASU 2015-14, “Deferral of the Effective Date” (Topic 606), with the new effective date being for annual reporting periods beginning after December 15, 2017, with early adoption permitted as early as annual reporting periods beginning after December 15, 2016. We will adopt this ASU on January 1, 2018. Companies may use either a “full retrospective” adoption, meaning the update is applied to all periods presented, or a “modified retrospective” adoption, meaning the update is applied only to the most current period presented in the financial statements. While insurance contracts are excluded from this ASU, fee income related to our brokerage operations and management of the third-party capital for our underwriting Syndicate at Lloyd’s will be subject to this updated guidance. We continue to evaluate what impact this ASU will have on our financial results and disclosures and which adoption method to apply, but do not anticipate such impact being material based on the limited revenue streams subject to the ASU.

In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis" (Topic 810). ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether entities should be consolidated if they are deemed variable interest entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. We have adopted this standard as of the effective date, and the adoption did not impact our financial statements.

In May 2015, the FASB issued ASU 2015-09, “Disclosures about Short-Duration Contracts” (Topic 944). ASU 2015-09 focuses on the requirement of additional disclosures for unpaid claim liabilities and claim adjustment expenses for short-duration insurance contracts (i.e., coverage provided for a fixed period of short duration, typically a year or less).  The standard will require tables showing incurred and paid claims development information by accident year for the number of years claims typically remain outstanding, but not more than 10 years, including a reconciliation of this information to the statement of financial position. This ASU is effective for annual periods beginning after December 15, 2015 and interim periods within annual periods after December 15, 2016. We are currently in the process of evaluating the impact of the adoption of ASU 2015-09 on our financial disclosures.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (Subtopic 825-10). The ASU will require equity investments that are not consolidated or accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net income. This ASU will also require us to assess the realizability of any deferred tax assets (“DTAs”) related to an available-for-sale debt security in combination with our other DTAs. The ASU will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently in the process of evaluating the impact of the adoption of ASU 2016-01 on our financial results and disclosures.

2.	Investments

Composition of Invested Assets

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments as of December 31 were as follows:

December 31, 2015
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
USD denominated:
U.S. Governments	$207.9	$0.7	$0.7	$207.9
Non-U.S. Governments	92.9	—	1.2	91.7
Obligations of states and political subdivisions	467.6	20.7	0.3	488.0
Credit-Financial	533.3	6.1	3.5	535.9
Credit-Industrial	524.2	5.4	11.7	517.9
Credit-Utility	168.7	0.9	13.4	156.2
Structured securities:
CMO/MBS-agency (1)	126.5	5.0	0.5	131.0
CMO/MBS-non agency	11.0	0.6	0.1	11.5
CMBS (2)	182.2	0.5	1.5	181.2
ABS (3)	111.4	0.2	0.7	110.9
CLO (4)	137.1	0.2	1.7	135.6
Foreign denominated:
Governments	170.0	0.8	19.6	151.2
Credit	129.1	1.2	20.2	110.1
ABS/CMBS	24.1	0.1	2.3	21.9
CLO	85.0	0.7	9.4	76.3
Total fixed maturities	2,971.0	43.1	86.8	2,927.3
Equity securities	349.7	131.5	17.3	463.9
Other investments	499.6	15.0	0.9	513.7
Short-term investments	211.2	—	0.4	210.8
Total investments	$4,031.5	$189.6	$105.4	$4,115.7

(1)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(2)	Commercial mortgage-backed securities (“CMBS”).
(3)	Asset-backed securities (“ABS”).
(4)	Collateralized loan obligations (“CLO”)

December 31, 2014
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
USD denominated:
U.S. Governments	$184.0	$1.3	$0.3	$185.0
Non-U.S. Governments	79.9	0.6	0.6	79.9
Obligations of states and political subdivisions	468.1	22.9	0.3	490.7
Credit-Financial	508.1	12.3	2.3	518.1
Credit-Industrial	493.7	9.4	3.5	499.6
Credit-Utility	142.7	3.2	3.9	142.0
Structured securities:
CMO/MBS-agency (1)	168.0	8.0	0.7	175.3
CMO/MBS-non agency	13.2	0.8	—	14.0
CMBS (2)	178.6	1.6	0.2	180.0
ABS (3)	142.7	0.4	0.5	142.6
CLO (4)	78.7	0.2	0.5	78.4
Foreign denominated:
Governments	148.4	1.2	9.4	140.2
Credit	136.7	1.8	12.5	126.0
ABS/CMBS	29.5	0.2	2.5	27.2
CLO	44.9	0.7	3.9	41.7
Total fixed maturities	2,817.2	64.6	41.1	2,840.7
Equity securities	324.8	184.1	5.1	503.8
Other investments	488.9	7.5	1.3	495.1
Short-term investments	258.3	—	—	258.3
Total investments	$3,889.2	$256.2	$47.5	$4,097.9

(1)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(2)	Commercial mortgage-backed securities (“CMBS”).
(3)	Asset-backed securities (“ABS”).
(4)	Collateralized loan obligations (“CLO”)

Included in “Total investments” in our Consolidated Balance Sheets at December 31, 2015 and 2014 is $95.3 million and $75.2 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party participants that provide underwriting capital to our Syndicate 1200 segment.

Contractual Maturity

The amortized cost and fair values of fixed maturity investments as of December 31, 2015, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$239.5	$226.5
Due after one year through five years	1,394.6	1,373.5
Due after five years through ten years	481.2	475.7
Thereafter	178.4	183.2
Structured securities	677.3	668.4
Total	$2,971.0	$2,927.3

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Other Invested Assets

Details regarding the carrying value, redemption characteristics and unfunded investment commitments of the other invested assets portfolio as of December 31, 2015 and 2014 were as follows:

December 31, 2015
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$146.9	$—
Private equity	144.1	90.2
Long only funds	200.0	—
Other investments	22.7	—
Total other invested assets	$513.7	$90.2

December 31, 2014
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$153.2	$—
Private equity	123.6	72.9
Long only funds	200.7	—
Other investments	17.6	—
Total other invested assets	$495.1	$72.9

The following describes each investment type:

•	Hedge funds: Hedge funds include funds that primarily buy and sell stocks including short sales, multi-strategy credit, relative value credit and distressed credit.
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

•

Other investments: Other investments include participation in investment pools, foreign exchange currency forward contracts to manage our foreign currency exposure and a portfolio of foreign exchange currency forward contracts that are actively traded by an external currency manager for a total return strategy.

Unrealized Losses and Other-than-temporary Impairments

An aging of unrealized losses on our investments in fixed maturities, equity securities, other investments and short-term investments is presented below:

December 31, 2015	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments (2)	$138.3	$0.7	$0.4	$—	$138.7	$0.7
Non-U.S. Governments (2)	80.2	1.2	2.2	—	82.4	1.2
Obligations of states and political subdivisions (1)	9.3	—	8.8	0.3	18.1	0.3
Credit-Financial	308.7	3.0	32.2	0.5	340.9	3.5
Credit-Industrial	320.4	9.6	28.7	2.1	349.1	11.7
Credit-Utility	111.6	8.5	16.4	4.9	128.0	13.4
Structured securities:
CMO/MBS-agency	26.9	0.2	8.4	0.3	35.3	0.5
CMO/MBS-non agency	7.0	0.1	—	—	7.0	0.1
CMBS (2)	126.3	1.5	3.0	—	129.3	1.5
ABS	91.8	0.4	6.8	0.3	98.6	0.7
CLO	103.5	1.4	12.5	0.3	116.0	1.7
Foreign denominated:
Governments	137.1	19.5	0.3	0.1	137.4	19.6
Credit	104.3	20.0	0.5	0.2	104.8	20.2
ABS/CMBS (2)	20.8	2.3	0.1	—	20.9	2.3
CLO	75.5	9.2	0.5	0.2	76.0	9.4
Total fixed maturities	1,661.7	77.6	120.8	9.2	1,782.5	86.8
Equity securities	112.4	17.3	—	—	112.4	17.3
Other investments	(0.5)	0.9	—	—	(0.5)	0.9
Short-term investments	5.8	0.4	—	—	5.8	0.4
Total	$1,779.4	$96.2	$120.8	$9.2	$1,900.2	$105.4

December 31, 2014	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments	$55.0	$0.2	$15.7	$0.1	$70.7	$0.3
Non-U.S. Governments	36.5	0.4	5.2	0.2	41.7	0.6
Obligations of states and political subdivisions	10.4	0.1	16.6	0.2	27.0	0.3
Credit-Financial	195.7	2.2	11.1	0.1	206.8	2.3
Credit-Industrial	240.8	3.3	12.2	0.2	253.0	3.5
Credit-Utility	63.1	3.8	1.9	0.1	65.0	3.9
Structured securities:
CMO/MBS-agency	10.1	0.1	19.2	0.6	29.3	0.7
CMBS	49.3	0.1	6.0	0.1	55.3	0.2
ABS	68.8	0.2	8.1	0.3	76.9	0.5
CLO	60.4	0.5	—	—	60.4	0.5
Foreign denominated:
Governments	123.7	9.3	11.2	0.1	134.9	9.4
Credit	122.3	12.3	0.9	0.2	123.2	12.5
ABS/CMBS	26.8	2.5	—	—	26.8	2.5
CLO	41.7	3.9	—	—	41.7	3.9
Total fixed maturities	1,104.6	38.9	108.1	2.2	1,212.7	41.1
Equity securities	53.6	5.1	—	—	53.6	5.1
Other investments	(0.9)	1.3	—	—	(0.9)	1.3
Short-term investments	—	—	—	—	—	—
Total	$1,157.3	$45.3	$108.1	$2.2	$1,265.4	$47.5

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

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

We hold a total of 6,941 securities, of which 3,410 were in an unrealized loss position for less than one year and 205 were in an unrealized loss position for a period one year or greater as of December 31, 2015. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increased credit spreads, foreign currency fluctuations and higher market yields relative to the date the securities were purchased, and for structured securities, by the performance of the underlying collateral as well. In considering whether an investment is other-then-temporarily impaired or not, we also considered that we do not intend to sell the investment and it is unlikely that we will be required to sell the investment before recovery of its amortized cost bases, which may be maturity. In situations where we did not recognize other-than-temporary losses on investments in our equity portfolio, we have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation, have the ability and intent to hold these investments until a recovery of the cost basis. We do not consider these investments to be other-than-temporarily impaired at December 31, 2015.

We recognized other-than-temporary losses on our fixed maturities portfolio of $2.2 million, $1.2 million and $6.0 million for 2015, 2014 and 2013, respectively. We recognized other-than-temporary losses on our equity portfolio of $9.7 million, $1.1 million and $1.8 million for 2015, 2014 and 2013, respectively.

Net Investment Income and Realized Gains and Losses

Investment income and expenses were as follows:

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Investment income:
Interest and dividends on fixed maturities	$78.2	$76.3	$87.7
Dividends on equity securities	16.3	15.8	17.7
Interest on short-term and other investments	7.2	5.3	5.0
Other	—	4.2	3.7
Investment income	101.7	101.6	114.1
Investment expenses	(16.1)	(15.0)	(14.1)
Net investment income	$85.6	$86.6	$100.0

 The following table presents our gross realized investment gains (losses) and other:

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Realized gains
Fixed maturities	$12.3	$17.0	$33.5
Equity securities	40.5	29.2	59.1
Other investments	59.3	44.8	38.9
Short-term investments	1.2	0.1	0.1
Other assets	—	2.0	—
Gain on sale of real estate holdings	0.3	43.3	—
Gross realized investment gains and other	113.6	136.4	131.6
Realized losses
Fixed maturities	(23.5)	(12.2)	(19.6)
Equity securities	(6.6)	(0.6)	(1.4)
Other investments	(42.7)	(21.8)	(30.8)
Short-term investments	(1.8)	(0.9)	(0.7)
Other assets	—	(4.6)	—
Other-than-temporary impairment losses on fixed maturities	(2.2)	(1.2)	(6.0)
Other-than-temporary impairment losses on equity securities	(9.7)	(1.1)	(1.8)
Gross realized investment and other losses	(86.5)	(42.4)	(60.3)
Net realized investment gains and other	$27.1	$94.0	$71.3

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows:

(in millions)	Fixed Maturities	Equity Maturities	Other Investments	Other	Real Estate Holdings	Tax Effects	Total
Year Ended December 31, 2015
Realized before impairments	$(11.2)	$33.9	$16.6	$(0.6)	$0.3	$(15.3)	$23.7
Realized - impairments	(2.2)	(9.7)	—	—	—	4.2	(7.7)
Change in unrealized	(65.3)	(64.1)	1.5	(0.4)	—	37.6	(90.7)
Year Ended December 31, 2014
Realized before impairments	$4.8	$28.6	$23.0	$(3.4)	$43.3	$(34.0)	$62.3
Realized - impairments	(1.2)	(1.1)	—	—	—	0.8	(1.5)
Change in unrealized	(30.5)	(8.4)	2.5	—	—	3.1	(33.3)
Year Ended December 31, 2013
Realized before impairments	$13.9	$57.7	$8.1	$(0.6)	$—	$(26.2)	$52.9
Realized - impairments	(6.0)	(1.8)	—	—	—	2.7	(5.1)
Change in unrealized	(102.6)	39.5	4.5	—	—	18.4	(40.2)

Foreign Currency Exchange Forward Contracts

We entered into foreign currency exchange forward contracts to manage currency exposure on losses related to certain global catastrophe events, manage currency exposure on our Canadian dollar (“CAD”) investment portfolio, minimize negative impacts to our investment portfolio returns, manage currency exposure on certain Euro (“EUR”) denominated investments and gain exposure to a total return strategy which invests in multiple currencies.  The currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other investments”.  The realized and unrealized gains and losses are included in “Net realized investment and other gains” in our Consolidated Statements of Income.

The fair value of our foreign currency exchange forward contracts as of December 31 was as follows:

(in millions)	December 31, 2015	December 31, 2014
Global catastrophe (1)	$—	$(0.6)
Canadian dollar (CAD) currency exposure	5.2	(0.6)
Euro (EUR) investment exposure	2.9	2.3
Investment portfolio return strategy (2)	—	—
Total return strategy (3)	(0.8)	—
	$7.3	$1.1

(1)	Program not renewed in 2015.
(2)	Program inception in 2015 and fair value is less than $0.1 million at December 31, 2015.
(3)	Program inception in 2015.

The following table presents our gross investment realized gains and losses on our foreign currency exchange forward contracts:

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Realized gains
Global catastrophe	$0.5	$4.6	$7.8
Canadian dollar (CAD) currency exposure	21.0	4.6	—
Euro (EUR) investment exposure	8.5	6.0	—
Investment portfolio return strategy	5.1	—	—
Total return strategy	1.4	—	—
Gross realized investment gains	36.5	15.2	7.8
Realized losses
Global catastrophe	(2.3)	(4.9)	(10.4)
Canadian dollar (CAD) currency exposure	(7.3)	(2.2)	—
Euro (EUR) investment exposure	(2.3)	(2.4)	—
Investment portfolio return strategy	(7.2)	—	—
Total return strategy	(2.2)	—	—
Gross realized investment losses	(21.3)	(9.5)	(10.4)
Net realized investment gains (losses) on foreign currency exchange forward contracts	$15.2	$5.7	$(2.6)

Regulatory Deposits, Pledged Securities and Letters of Credit

At December 31, 2015, the amortized cost and fair value of investments on deposit with U.S., Canadian and various agencies for regulatory purposes were $187.1 million and $192.8 million, respectively. At December 31, 2014, the amortized cost and fair value of investments on deposit with U.S. and various agencies for regulatory purposes were $186.6 million and $194.2 million, respectively.

At December 31, 2015, investments with an amortized cost of $34.9 million and fair value of $35.0 million were pledged as collateral in support of irrevocable letters of credit (“LOC’s”) in the amount of $29.3 million issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves. At December 31, 2014, investments with an amortized cost of $55.0 million and fair value of $55.3 million were pledged as collateral in support of irrevocable LOC’s in the amount of $43.6 million issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves.

Our Corporate member’s capital supporting our Lloyd’s business was $202.5 million and $217.9 million at December 31, 2015 and 2014, respectively.

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

Valuation techniques consistent with the market and income approach are used to measure fair value. The inputs of these valuation techniques are categorized into three levels.

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

We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of December 31, 2015 or 2014. A description of the valuation techniques we use to measure assets at fair value is as follows:

Fixed Maturities (Available-for-Sale) Levels 1 and 2:

•

United States Treasury securities are typically valued using Level 1 inputs. For these securities, we obtain fair value measurements from third-party pricing services using quoted prices (unadjusted) in active markets at the reporting date.

•

United States Government agencies, non-U.S. Government securities, obligations of states and political subdivisions, credit securities and foreign denominated government and credit securities are reported at fair value using Level 2 inputs. For these securities, we obtain fair value measurements from third-party pricing services. Observable data may include dealer quotes, market spreads, yield curves, live trading levels, trade execution data, credit information and the security’s terms and conditions, among other things.

•

CMO/MBS agency, CMO/MBS non-agency, CMBS, ABS and CLO securities, both domestic and foreign, are reported at fair value using Level 2 inputs. For these securities, we obtain fair value measurements from third-party pricing services. Observable data may include dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

Equity Securities Level 1: Equity securities are principally reported at fair value using Level 1 inputs. For these securities, we obtain fair value measurements from a third-party pricing service using quoted prices (unadjusted) in active markets at the reporting date.

Equity Securities Level 2: We own interests in a mutual fund that is reported at fair value using Level 2 inputs. The valuation is based on the funds’ net asset value per share, at the end of each month. The underlying assets in the funds are valued primarily on the basis of closing market quotations or official closing prices on each valuation day.

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

Short-term Investments: Short-term investments are principally reported at fair value using Level 1 inputs, with the exception of short-term corporate and governmental bonds reported at fair value using Level 2 inputs as described in the fixed maturities section above. Values for the investments categorized as Level 1 are obtained from various financial institutions as of the reporting date.

Transfers Between Level 1 and Level 2 Securities: There were no transfers between Level 1 and Level 2 securities during 2015 or 2014.

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2015	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$207.9	$150.4	$57.5	$—
Non-U.S. Governments	91.7	—	91.7	—
Obligations of states and political subdivisions	488.0	—	488.0	—
Credit-Financial	535.9	—	535.9	—
Credit-Industrial	517.9	—	517.9	—
Credit-Utility	156.2	—	156.2	—
Structured securities:
CMO/MBS-agency	131.0	—	131.0	—
CMO/MBS-non agency	11.5	—	11.5	—
CMBS	181.2	—	181.2	—
ABS	110.9	—	110.9	—
CLO	135.6	—	135.6	—
Foreign denominated:
Governments	151.2	—	151.2	—
Credit	110.1	—	110.1	—
ABS/CMBS	21.9	—	21.9	—
CLO	76.3	—	76.3	—
Total fixed maturities	2,927.3	150.4	2,776.9	—
Equity securities	463.9	457.6	5.6	0.7
Other investments	97.2	—	97.2	—
Short-term investments	210.8	203.6	7.2	—
	$3,699.2	$811.6	$2,886.9	$0.7

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2014	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$185.0	$99.2	$85.8	$—
Non-U.S. Governments	79.9	—	79.9	—
Obligations of states and political subdivisions	490.7	—	490.7	—
Credit-Financial	518.1	—	518.1	—
Credit-Industrial	499.6	—	499.6	—
Credit-Utility	142.0	—	142.0	—
Structured securities:
CMO/MBS-agency	175.3	—	175.3	—
CMO/MBS-non agency	14.0	—	14.0	—
CMBS	180.0	—	180.0	—
ABS	142.6	—	142.6	—
CLO	78.4	—	78.4	—
Foreign denominated:
Governments	140.2	—	140.2	—
Credit	126.0	—	126.0	—
ABS/CMBS	27.2	—	27.2	—
CLO	41.7	—	41.7	—
Total fixed maturities	2,840.7	99.2	2,741.5	—
Equity securities	503.8	485.4	17.5	0.9
Other investments	97.3	—	97.3	—
Short-term investments	258.3	256.4	1.9	—
	$3,700.1	$841.0	$2,858.2	$0.9

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

The fair value measurements in the tables above do not equal “Total investments” on our Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:

Fair Value Measurements Using Observable Inputs (Level 3)

(in millions)	Equity Securities	Total
Beginning balance, January 1, 2015	$0.9	$0.9
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses (realized/unrealized):	—
Included in net income (loss)	—	—
Included in other comprehensive income (loss)	—	—
Purchases, issuances, sales, and settlements	—
Purchases	—	—
Issuances	—	—
Sales	(0.2)	(0.2)
Settlements	—	—
Ending balance, December 31, 2015	$0.7	$0.7
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2015	$—	$—

(in millions)	Equity Securities	Other Assets	Total
Beginning balance, January 1, 2014	$1.3	$2.6	$3.9
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	—	—
Included in other comprehensive income (loss)	0.1	—	0.1
Purchases, issuances, sales, and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	(0.5)	—	(0.5)
Settlements	—	(2.6)	(2.6)
Ending balance, December 31, 2014	$0.9	$—	$0.9
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2014	$—	$—	$—

At December 31, 2015 and 2014, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.

3.	Reinsurance

We reinsure certain risks with other insurance companies. Such arrangements serve to limit our maximum loss on certain individual risks as well as on catastrophes and large or unusually hazardous risks. We are liable for reinsurance ceded in the event our reinsurers do not meet their obligations. Thus, a credit exposure exists with respect to reinsurance ceded to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. Our allowance for uncollectible reinsurance balances receivable on paid losses and incurred claims was $3.2 million and $3.4 million as of December 31, 2015 and 2014, respectively. Under certain reinsurance agreements, collateral, including letters of credit, is held to secure performance of reinsurers in meeting their obligations. The amount of such collateral was $421.6 million and $359.4 million at December 31, 2015 and 2014, respectively. The collateral we hold does not apply to our entire outstanding reinsurance recoverable. Rather, collateral is provided on an individual contract basis as appropriate. For each individual reinsurer, the collateral held may exceed or fall below the total outstanding recoverable from that individual reinsurer.

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

Estimated losses recoverable from reinsurers and the ceded portion of unearned premiums are reported as assets in our Consolidated Balance Sheets. Included in “Reinsurance recoverables” are paid loss recoverables of $130.8 million and $91.9 million as of December 31, 2015 and 2014, respectively. “Earned Premiums” and “Losses and loss adjustment expenses” are reported net of reinsurance in our Consolidated Statements of Income.

Losses and loss adjustment expenses of $766.1 million, $747.4 million and $742.0 million for the years ended December 31, 2015, 2014 and 2013, respectively, are net of amounts ceded to reinsurers of $284.6 million, $246.6 million and $292.8 million, respectively.

We are required to accept certain assigned risks and other legally mandated reinsurance obligations. Prior to the mid-1980s, we assumed various forms of casualty reinsurance for which we continue to maintain reserves for losses and loss adjustment expenses (see Note 19, “Run-off Lines”). For such assumed reinsurance transactions, we engage in various monitoring steps that are common with assumed reinsurance such as ongoing claims reviews. We currently assume property related reinsurance primarily through our subsidiary, Argo Re and casualty related reinsurance primarily through Syndicate 1200 (see Note 18, “Segment Information”).

Premiums were as follows:

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Direct written premiums	$1,651.4	$1,585.5	$1,576.1
Reinsurance ceded to other companies	(610.0)	(537.5)	(537.1)
Reinsurance assumed from other companies	360.7	319.9	312.3
Net written premiums	$1,402.1	$1,367.9	$1,351.3
Direct earned premiums	$1,602.2	$1,551.8	$1,541.0
Reinsurance ceded to other companies	(563.7)	(524.8)	(533.7)
Reinsurance assumed from other companies	333.4	311.1	296.5
Net earned premiums	$1,371.9	$1,338.1	$1,303.8
Percentage of reinsurance assumed to net earned premiums	24.3%	23.2%	22.7%

4.	Derivative Instruments

Through our subsidiary Argo Re, in December 2011 we entered into a reinsurance contract with a special purpose reinsurance company that provided us with protection against certain severe catastrophe events and the occurrence of multiple significant catastrophe events during the same year. The contract was effective beginning on January 1, 2012 and provided coverage of $100 million for hurricanes and earthquakes (including fire) in the U.S. and covered losses for the first and subsequent events on a per-occurrence basis over a 24-month coverage period. The contract expired in December 2013. This transaction ignored the effects of inuring reinsurance, creating the remote possibility of a double recovery on covered events, and was therefore deemed to be a derivative.

“Other reinsurance-related expenses” for the year ended December 31, 2013 were $19.2 million, which were incurred due to the change in the fair value of the derivative, principally due to the passage of the transaction’s risk coverage term.

The special purpose reinsurance company that was the counterparty to this transaction was a variable interest entity under the provisions of ASC Topic 810-10, “Consolidation.” Argo Group was not the primary beneficiary of this entity and was therefore not required to consolidate it in our consolidated financial statements.

5.	Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Net reserves beginning of the year	$2,137.1	$2,107.6	$2,110.9
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	798.5	785.1	775.6
Prior accident years	(32.4)	(37.7)	(33.6)
Losses and LAE incurred during calendar year, net of reinsurance	766.1	747.4	742.0
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	169.0	185.9	199.3
Prior accident years	564.5	550.8	554.2
Losses and LAE payments made during current calendar year, net of reinsurance:	733.5	736.7	753.5
Change in participation interest (1)	(1.2)	37.8	10.4
Foreign exchange adjustments	(35.2)	(19.0)	(2.2)
Net reserves - end of year	2,133.3	2,137.1	2,107.6
Add:
Reinsurance recoverables on unpaid losses and LAE, end of year	990.3	905.3	1,122.7
Gross reserves - end of year	$3,123.6	$3,042.4	$3,230.3

(1)	Amount represents (decrease) increase in reserves due to change in our syndicate participation.

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

Impacting losses and LAE for the year ended December 31, 2015 was $32.4 million in favorable prior years’ loss reserve development comprised of the following: $32.1 million of net favorable development in the Excess and Surplus Lines segment primarily the result of favorable development in the general and products liability lines and commercial automobile, partially offset by unfavorable development in property lines; $9.1 million of net unfavorable development in the Commercial Specialty segment, primarily driven by unfavorable development in general liability and workers compensation due to increases in claim severity, partially offset by favorable development in short-tail, directors and officers and auto liability lines; $7.7 million of net favorable development in the International Specialty segment primarily driven by favorable development in Argo Insurance Bermuda and Argo Re, partially offset by unfavorable development in the Brazil unit; $10.3 million of favorable development in the Syndicate 1200 segment primarily driven by favorable development in various property classes, as well as favorable development in general liability, partially offset by unfavorable development in accident & health lines; $8.6 million of unfavorable development in the Run-off Lines segment primarily caused by unfavorable development in workers compensation lines driven by increasing medical costs on older claims and discount unwind, as well as in asbestos and environmental liability driven by increasing defense costs in primary asbestos, offset in part by favorable development in run-off reinsurance claims.

Impacting losses and LAE for the year ended December 31, 2014 was $37.7 million in favorable prior years’ loss reserve development comprised of the following: $47.4 million of net favorable development in the Excess and Surplus Lines segment primarily caused by favorable development in the general and products liability lines, partially offset by unfavorable development in commercial automobile; $6.8 million of net unfavorable development in the Commercial Specialty segment, primarily driven by unfavorable development in general liability due to increases in claim severity, as well as unfavorable development in auto liability lines, partially offset by favorable development in short-tail and workers compensation lines; $0.4 million of net favorable development in the International Specialty segment; $21.1 million of favorable development in the Syndicate 1200 segment primarily driven by favorable development in various property classes, as well as favorable development in professional indemnity, partially offset by unfavorable development in general liability; $24.4 million of unfavorable development in the Run-off Lines segment primarily caused by unfavorable development in workers compensation lines driven by increasing medical costs on older claims, as well as in asbestos liability driven by increasing defense costs on primary business and activity on assumed business including the impact of arbitrations and commutations.

Net favorable loss development recognized in 2013 for prior accident years was a $33.6 million reduction to losses and LAE. The Excess and Surplus Lines segment had net favorable loss development of $43.9 million primarily due to favorable development in the general and products liability lines of business, partially offset by unfavorable development in commercial automobile losses. The Commercial Specialty segment had net unfavorable loss development of $1.1 million primarily attributable to unfavorable development in general liability due to increases in claim severity and unfavorable development in automobile liability, partially offset by favorable development in workers compensation and short-tail lines. The International Specialty segment had net negligible prior year loss development. The Syndicate 1200 segment had net favorable loss development of $6.2 million primarily attributable to favorable development in various property classes, partially offset by unfavorable development in general liability. The Run-off Lines segment had net unfavorable development of $15.5 million primarily due to unfavorable development in the asbestos liability driven by higher defense costs for claims from general liability policies written on a direct basis, as well as commutation and settlement activity, and unfavorable development in the medical malpractice liability line due to the loss of the New York Liquidation Bureau funding for structured settlement annuity payments.

In the opinion of management, our reserves represent the best estimate of our ultimate liabilities, based on currently known facts, current law, current technology and assumptions considered reasonable where facts are not known. Due to the significant uncertainties and related management judgments, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Pension-type reserves (tabular reserves) are indemnity reserves that are calculated using discounts determined with reference to actuarial tables, which incorporate interest and contingencies such as mortality, remarriage, inflation or recovery from disability applied to a reasonably determinable payment stream. We discounted certain workers compensation pension-type reserves using a maximum interest rate of 3.5% in 2015, 2014 and 2013. The amount of unamortized discount was $14.9 million, $17.6 million and $19.5 million at December 31, 2015, 2014 and 2013, respectively.

6.	Junior Subordinated Debentures

Through a series of trusts, that are wholly-owned subsidiaries (non-consolidated), we issued debt. The debentures are variable with the rate being reset quarterly and subject to certain interest rate ceilings. Interest payments are payable quarterly. The debentures are all unsecured and are subordinated to other indebtedness. At December 31, 2015 and 2014, all debentures were eligible for redemption subject to certain terms and conditions at a price equal to 100% of the principal plus accrued and unpaid interest.

On July 16, 2014, Argo Group US, Inc. purchased the outstanding PXRE Capital Trust V $20,000,000 Junior Subordinated Debt Securities (“Capital Trust V”) at a discount equal to 90.0% of the principal amount plus accrued and unpaid interest through the date of purchase for a total price of $18.2 million, resulting in the recognition of a $2.0 million pre-tax realized gain.

A summary of our outstanding junior subordinated debentures is presented below:

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at December 31, 2015	Amount
Argo Group
05/15/2003	PXRE Capital Statutory Trust II	05/15/2033	3M LIBOR + 4.10%	4.46%	$18.1
11/06/2003	PXRE Capital Trust VI	09/30/2033	3M LIBOR + 3.90%	4.51%	10.3
Argo Group US
05/15/2003	Argonaut Group Statutory Trust I	05/15/2033	3M LIBOR + 4.10%	4.46%	15.5
12/16/2003	Argonaut Group Statutory Trust III	01/08/2034	3M LIBOR + 4.10%	4.42%	12.3
04/29/2004	Argonaut Group Statutory Trust IV	04/29/2034	3M LIBOR + 3.85%	4.21%	13.4
05/26/2004	Argonaut Group Statutory Trust V	05/24/2034	3M LIBOR + 3.85%	4.23%	12.3
05/12/2004	Argonaut Group Statutory Trust VI	05/12/2034	3M LIBOR + 3.80%	4.33%	13.4
09/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M LIBOR + 3.60%	4.11%	15.5
09/22/2004	Argonaut Group Statutory Trust VIII	09/22/2034	3M LIBOR + 3.55%	4.14%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M LIBOR + 3.60%	4.11%	15.5
09/15/2005	Argonaut Group Statutory Trust X	09/15/2035	3M LIBOR + 3.40%	3.91%	30.9
	Total Outstanding				$172.7

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at December 31, 2014	Amount
Argo Group
05/15/2003	PXRE Capital Statutory Trust II	05/15/2033	3M LIBOR + 4.10%	4.33%	$18.1
11/06/2003	PXRE Capital Trust VI	09/30/2033	3M LIBOR + 3.90%	4.16%	10.3
Argo Group US
05/15/2003	Argonaut Group Statutory Trust I	05/15/2033	3M LIBOR + 4.10%	4.33%	15.5
12/16/2003	Argonaut Group Statutory Trust III	01/08/2034	3M LIBOR + 4.10%	4.33%	12.3
04/29/2004	Argonaut Group Statutory Trust IV	04/29/2034	3M LIBOR + 3.85%	4.08%	13.4
05/26/2004	Argonaut Group Statutory Trust V	05/24/2034	3M LIBOR + 3.85%	4.08%	12.3
05/12/2004	Argonaut Group Statutory Trust VI	05/12/2034	3M LIBOR + 3.80%	4.04%	13.4
09/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M LIBOR + 3.60%	3.84%	15.5
09/22/2004	Argonaut Group Statutory Trust VIII	09/22/2034	3M LIBOR + 3.55%	3.80%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M LIBOR + 3.60%	3.84%	15.5
09/15/2005	Argonaut Group Statutory Trust X	09/15/2035	3M LIBOR + 3.40%	3.64%	30.9
	Total Outstanding				$172.7

7.	Other Indebtedness

Floating Rate Loan Stock

This debt was assumed through the acquisition of Syndicate 1200. These notes are unsecured. At December 31, 2015 and 2014, all notes were eligible for redemption subject to certain terms and conditions at a price equal to 100% of the principal plus accrued and unpaid interest. Interest on the U.S. Dollar and Euro notes is due semiannually and quarterly, respectively. A summary of the notes outstanding at December 31, 2015 and 2014 is presented below:

(in millions)
Issue Date	Currency	Maturity	Rate Structure	Interest Rate at December 31, 2015	Amount
12/08/2004	U.S. Dollar	11/15/2034	6 month LIBOR + 4.2%	4.66%	$6.5
09/06/2005	Euro	08/22/2035	3 month LIBOR + 4.0%	3.91%	12.7
10/31/2006	U.S. Dollar	01/15/2036	6 month LIBOR + 4.0%	4.46%	10.0
10/31/2006	Euro	11/22/2036	3 month LIBOR + 4.0%	3.91%	11.1
06/08/2007	Euro	09/15/2037	3 month LIBOR + 3.9%	3.86%	14.3
					$54.6

(in millions)
Issue Date	Currency	Maturity	Rate Structure	Interest Rate at December 31, 2014	Amount
12/08/2004	U.S. Dollar	11/15/2034	6 month LIBOR + 4.2%	4.53%	$6.5
09/06/2005	Euro	08/22/2035	3 month LIBOR + 4.0%	4.08%	14.9
10/31/2006	U.S. Dollar	01/15/2036	6 month LIBOR + 4.0%	4.33%	10.0
10/31/2006	Euro	11/22/2036	3 month LIBOR + 4.0%	4.08%	13.1
06/08/2007	Euro	09/15/2037	3 month LIBOR + 3.9%	3.98%	16.8
					$61.3

No principal payments have been made since the acquisition of Syndicate 1200. The floating rate loan stock denominated in Euros fluctuates due to foreign currency translation. The outstanding balance on these loans was $38.1 million and $44.8 million as of December 31, 2015 and 2014, respectively. The foreign currency translation adjustment is recorded in our Consolidated Statements of Income.

Borrowing Under Revolving Credit Facility

On March 7, 2014, each of Argo Group, Argo Group US, Inc., Argo International Holdings Limited and Argo Underwriting Agency Limited (the “Borrowers”) entered into a $175.0 million Credit Agreement (“Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement replaced and terminated the previous $150.0 million Credit Agreement. The Credit Agreement provides for a $175.0 million revolving credit facility with a maturity date of March 7, 2018 unless extended in accordance with the terms of the Credit Agreement. Borrowings under the Credit Agreement may be used for general corporate purposes, including working capital and permitted acquisitions, and each of the Borrowers has agreed to be jointly and severally liable for the obligations of the other Borrowers under the Credit Agreement.

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

Included in the Credit Agreement is a provision that allows up to $17.5 million of the revolving credit facility to be used for LOCs, subject to availability. On March 7, 2014, the $0.2 million LOC outstanding under the previous $150.0 million Credit Agreement was transferred to the Credit Agreement. At December 31, 2015 and 2014, there were no borrowings outstanding and $0.2 million in LOCs against the Credit Facility.

Other Debt

As part of the ARIS Title Insurance Corporation (“ARIS”) acquisition, at December 31, 2015 and 2014, we had a note payable for $0.6 million and $0.7 million, respectively. The note had a variable interest rate of 2.00% above 30-day LIBOR, with the variable interest rate being reset quarterly and subject to certain interest rate ceilings. Interest payments are payable quarterly. The note payable matures on April 1, 2019.

8.	Disclosures about Fair Value of Financial Instruments

Cash. The carrying amount approximates fair value.

Investment securities and short-term investments. See Note 2, “Investments,” for additional information.

Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables approximates fair value. At December 31, 2015 and 2014, the carrying values of premiums receivable over 90 days were $10.0 million and $12.4 million, respectively. Included in “Reinsurance recoverables” in our Consolidated Balance Sheets at December 31, 2015 and 2014, are amounts that are due from trade capital providers associated with the operations of Syndicate 1200. Upon settlement, the receivable is offset against the liability also reflected in our accompanying Consolidated Balance Sheets. At December 31, 2015 and 2014, the payable was in excess of the receivable. Of our reinsurance recoverables on paid losses, excluding amounts attributable to Syndicate 1200’s trade capital providers, at December 31, 2015 and 2014, the carrying values over 90 days were $7.1 million and $9.9 million, respectively. Our methodology for establishing our allowances for doubtful accounts includes specifically identifying all potential uncollectible balances regardless of aging. At December 31, 2015 and 2014, the allowance for doubtful accounts for premiums receivable was $3.5 million and $5.2 million, respectively, and the allowance for doubtful accounts for reinsurance recoverables on paid losses was $2.2 million and $1.8 million, respectively. Premiums receivable over 90 days were secured by collateral in the amount of $0.2 million and $0.3 million at December 31, 2015 and 2014, respectively. Reinsurance recoverables on paid losses over 90 days were secured by collateral in the amount of $0.7 million and $0.4 million at December 31, 2015 and 2014, respectively.

Debt. At December 31, 2015 and 2014, the fair value of our Junior subordinated debentures, Senior unsecured fixed rate notes and Other indebtedness was estimated using appropriate market indices or quoted prices from external sources based on current market conditions.

A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	December 31, 2015		December 31, 2014
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures	$172.7	$166.5	$172.7	$155.5
Senior unsecured fixed rate notes	143.8	146.3	143.8	132.3
Other indebtedness:
Floating rate loan stock	54.6	52.7	61.3	55.2
Note payable	0.6	0.6	0.7	0.6
	$371.7	$366.1	$378.5	$343.6

9.	Shareholders’ Equity

On February 16, 2016, our Board of Directors declared a quarterly cash dividend in the amount of $0.22 on each share of common stock outstanding. The cash dividend will be paid on March 15, 2016 to shareholders of record at the close of business on March 1, 2016

On February 17, 2015, our Board of Directors declared a 10% stock dividend, payable on March 16, 2015, to shareholders of record at the close of business on March 2, 2015. As a result of the stock dividend, 2,554,506 additional shares were issued. Cash was paid in lieu of fractional shares of our common shares. All references to share and per share amounts in this document and related disclosures have been adjusted to reflect the stock dividend for all periods presented.

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

During 2015, our Board of Directors declared quarterly cash dividends totaling $0.80 on each share of common stock outstanding to our shareholders of record. For the year ended December 31, 2015, we paid cash dividends totaling $22.7 million to our shareholders.

On February 18, 2014, May 5, 2014, August 5, 2014 and November 4, 2014, our Board of Directors declared quarterly cash dividends totaling $0.69 on each share of common stock outstanding or $0.63 on each share outstanding adjusted for the 2015 stock dividend to our shareholders of record. For the year ended December 31, 2014, we paid cash dividends totaling $18.2 million to our shareholders.

On February 15, 2013, our Board of Directors declared a quarterly cash dividend in the amount of $0.15 on each share of common stock outstanding or $0.13 on each share outstanding adjusted for the 2013 and 2015 stock dividends to our shareholders of record. On May 7, 2013, August 6, 2013 and November 4, 2013, our Board of Directors declared quarterly cash dividends totaling $0.45 on each share of common stock outstanding or $0.41 on each share outstanding adjusted for the 2015 stock dividend to our shareholders of record. For the year ended December 31, 2013, we paid cash dividends totaling $15.8 million to our shareholders.

We are authorized to issue 30 million shares of $1.00 par value preferred shares. As of December 31, 2015 and 2014, no preferred shares were issued and outstanding.

On November 5, 2013, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2013 Repurchase Authorization”). The 2013 Repurchase Authorization supersedes all the previous Repurchase Authorizations. As of December 31, 2015, availability under the 2013 Repurchase Authorization for future repurchases of our common shares was $63.1 million.

For the year ended December 31, 2015 and 2014, we repurchased 575,155 common shares and 1,048,144 common shares, respectively for $29.7 million and $50.8 million, respectively.

A summary of common shares repurchased in 2015 is shown below:

Repurchase Type	Date Trading Plan Initiated	2015 Purchase Period	Number of Shares Repurchased	Average Price of Shares Repurchased	Total Cost (in millions)	Repurchase Authorization Year
10b5-1 Trading Plan	12/15/2014	01/05/2015-02/12/2015	117,482	$53.50	$6.3	2013
10b5-1 Trading Plan	03/16/2015	03/18/2015-05/06/2015	150,050	$49.56	7.4	2013
10b5-1 Trading Plan	12/16/2015	12/18/2015-12/23/2015	100	$59.03	—	2013
Open Market	N/A	01/01/2015-09/30/2015	307,523	$51.83	16.0	2013
Total			575,155	$51.58	$29.7

At December 31, 2015, we had the following authorized, unissued common shares reserved for future issuance:

Reserve Name	Shares Reserved
2014 Long-Term Incentive Plan	3,930,147
2007 Employee Share Purchase Plan	1,929,537
Historical stock compensation plans	860
Total	5,860,544

Shares reserved under the historical plans represent all grants issued and outstanding under terminated plans as of December 31, 2015. (See Note 12, “Share-based Compensation” for further discussion.)

10.	Accumulated Other Comprehensive Income (Loss)

In February 2013, the FASB issued ASU 2013-02 that amends ASC 220, “Comprehensive Income.” See Note 1, “Business and Significant Accounting Policies” for additional information regarding the provisions of this update. Effective January 1, 2013, we adopted the update prospectively.

A summary of changes in accumulated other comprehensive income (loss), net of taxes (where applicable) by component is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2014	$(11.5)	$163.9	$(4.6)	$147.8
Other comprehensive (loss) income before reclassifications	(4.1)	(12.5)	(2.4)	(19.0)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(20.7)	—	(20.7)
Net current-period other comprehensive (loss) income	(4.1)	(33.2)	(2.4)	(39.7)
Balance, December 31, 2014	(15.6)	130.7	(7.0)	108.1
Other comprehensive (loss) income before reclassifications	(6.0)	(89.8)	0.1	(95.7)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(0.9)	—	(0.9)
Net current-period other comprehensive (loss) income	(6.0)	(90.7)	0.1	(96.6)
Balance, December 31, 2015	$(21.6)	$40.0	$(6.9)	$11.5

The amounts reclassified from accumulated other comprehensive income (loss) shown in the above table have been included in the following captions in our Consolidated Statements of Income:

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Unrealized gains and losses on securities:
Net realized investment gains	$(7.2)	$(30.6)	$(59.8)
Provision for income taxes	6.3	9.9	19.4
Net of taxes	$(0.9)	$(20.7)	$(40.4)

11.	Net Income Per Common Share

The following table presents the calculation of net income per common share on a basic and diluted basis:

	For the Years Ended December 31,
(in millions, except number of shares and per share amounts)	2015	2014	2013
Net income	$163.2	$183.2	$143.2
Weighted average common shares outstanding - basic	27,972,962	28,690,306	29,536,472
Effect of dilutive securities:
Equity compensation awards	560,337	522,542	1,120,011
Weighted average common shares outstanding - diluted	28,533,299	29,212,848	30,656,483
Net income per common share:
Basic	$5.84	$6.39	$4.85
Diluted	$5.72	$6.27	$4.67

Excluded from the weighted average common shares outstanding calculation at December 31, 2015, 2014 and 2013 are 9,181,644 shares, 8,606,489 shares and 7,558,345 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date. In 2015, there were no anti-dilutive shares of common stock to be excluded from the computation of diluted net income per common share. In 2014, equity compensation awards to purchase 1,700 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expired or will expire at varying times from 2015 through 2021. In 2013, equity compensation awards to purchase 3,300 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expired or will expire at varying times from 2014 through 2020.

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

The following table summarizes the assumptions we used:

For the Years Ended December 31,
	2015	2014	2013
Risk-free rate of return	1.44% to 1.81%	1.53% to 1.77%	0.80% to 1.71%
Expected dividend yields	1.46% to 1.60%	1.49% to 1.55%	1.49% to 1.67%
Expected award life (years)	4.62 to 4.71	4.67 to 4.85	4.91 to 5.07
Expected volatility	20.04% to 22.09%	22.84% to 25.46%	26.30% to 32.07%

We estimate forfeitures based on historical forfeitures patterns, thereby recognizing expense only for those awards that are expected to vest. The estimate of forfeitures is adjusted as actual forfeitures differ from our estimate, resulting in recognition of compensation expense only for those awards that actually vest.

The compensation expense recognized under all our share-based payment plans was $29.1 million ($23.7 million, net of tax), $19.6 million ($16.2 million, net of tax) and $23.3 million ($18.6 million, net of tax) for the years ended December 31, 2015, 2014 and 2013, respectively. The compensation expense is included in “Underwriting, acquisition and insurance expenses” in our Consolidated Statements of Income.

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

Argo Group’s Long-Term Incentive Plans

In November 2007, our shareholders approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), which provided for an aggregate of 4.5 million shares of our common stock that may be issued to executives, non-employee directors, and other key employees. As of May 2014, 1,457,800 shares remained available for grant under the 2007 Plan. In May 2014, our shareholders approved the 2014 Long-Term Incentive Plan (the “2014 Plan”), which provides for an additional 2.8 million shares of our common stock to be available for issuance to executives, non-employee directors and other key employees. The share awards may be in the form of share options, SARs, restricted shares, restricted share awards, restricted share units awards, performance awards, other share-based awards and other cash-based awards. Shares issued under this plan may be shares that are authorized and unissued or shares that we reacquired, including shares purchased on the open market. Share options and SARs will count as one share for the purposes of the limits under the incentive plans; restricted shares, restricted share units, performance units, performance shares or other share-based incentive awards which settle in common shares will count as 2.75 shares for purpose of the limits under the 2014 Plan.

Share options may be in the form of incentive share options, non-qualified share options and restorative options. Share options are required to have an exercise price that is not less than the market value on the date of grant. We are prohibited from repricing the options. The term of the share options cannot exceed seven years from the grant date.

During 2015, all options granted under this plan were either exercised or expired. Cash received for the exercise of options under this plan was $1.4 million for the year ended December 31, 2015.

There were no options granted under this plan during the years ended December 31, 2015, 2014, and 2013.

A summary of restricted share activity as of December 31, 2015 and changes during the year then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2015	313,716	$35.19
Granted	299,902	$41.94
Vested and issued	(123,028)	$30.04
Expired or forfeited	(15,283)	$45.20
Outstanding at December 31, 2015	475,307	$40.46

As of December 31, 2015, there was $13.3 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group. The weighted-average period over which this unrecognized expense is expected to be recognized is 2.3 years. The total fair value of shares vested during the year ended December 31, 2015 was $4.1 million.

A summary of stock-settled SARs activity as of December 31, 2015 and changes during the year then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2015	1,313,726	$28.43
Granted	243,305	$46.53
Exercised	(228,244)	$24.21
Expired or forfeited	(10,686)	$28.17
Outstanding at December 31, 2015	1,318,101	$32.50
Vested or expected to vest as of end of year	1,238,645	$32.01
Exercisable at end of year	803,807	$27.58

The stock-settled SARs vest over a one to four year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. For the year ended December 31, 2015, 228,244 stock-settled SARs were exercised resulting in 129,670 shares being issued. As of December 31, 2015, there was $2.9 million of total unrecognized compensation cost related to stock-settled SARs outstanding. The weighted-average period over which this unrecognized expense is expected to be recognized is 2.7 years. Aggregate intrinsic value of the stock-settled SARs at December 31, 2015 was $36.0 million.

A summary of cash-settled SARs activity as of December 31, 2015 and changes during the year then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2015	2,001,451	$32.76
Granted	913,157	$47.48
Exercised	(492,511)	$29.47
Expired or forfeited	(287,976)	$37.11
Outstanding at December 31, 2015	2,134,121	$39.22
Vested or expected to vest as of end of year	1,876,079	$37.79
Exercisable at end of year	463,176	$30.38

The cash-settled SARs vest over a one to four year period. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We account for the cash-settled SARs as liability awards, which require the awards to be revalued at each reporting period. For the year ended December 31, 2015, 492,511 cash-settled SARs were exercised resulting in $12.8 million in cash payments. As of December 31, 2015, there was $15.8 million of total unrecognized compensation cost related to cash-settled SARs outstanding. The weighted-average period over which this unrecognized expense is expected to be recognized is 2.6 years. Aggregate intrinsic value of the cash-settled SARs at December 31, 2015 was $44.0 million. The liability for cash-settled SARs was $31.0 million and $24.4 million at December 31, 2015 and 2014, respectively.

Included in the total shares outstanding at December 31, 2015 are 271,311 restricted shares, 803,506 cash-settled SARs and 181,319 stock-settled SARs whose vesting is contingent on the employee meeting defined performance conditions. Employees have a specified time period in which to meet the performance condition (typically one year) and forfeit the grant (on a pro rata basis) if the performance conditions are not met in the specified time frame. We evaluate the likelihood of the employee completing the performance condition and include this estimate in the determination of the forfeiture factor for the grants.

We have granted to certain key employees restricted share units, which provide the employee with the economic equivalent of stock ownership. Each restricted share unit is valued at the closing price of our common stock on the national exchange on which it is listed as of the date credited, and fluctuates daily thereafter. The restricted share units outstanding under this plan vest over a 24 to 48 month period, subject to continued employment. Upon vesting, the employee receives a cash payment equivalent to the number of restricted share units vested valued at the closing market price of our common shares. Total expense recognized for the restricted share units totaled $0.2 million, $0.5 million, and $0.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. Cash payments paid for vested awards under this plan totaled $0.3 million and $0.4 million for the years ended December 31, 2015 and 2014, respectively.

Employees Share Purchase Plans

We have established an employee stock purchase plan for eligible employees (Argo Group’s 2007 Employee Share Purchase Plan). Under this plan, newly issued shares of our common stock may be purchased over an offering period of three months at 85% of the lower of the market value on the first day of the offering period or on the designated purchase date at the end of the offering period. We have also established a Save As You Earn Plan for our United Kingdom employees (Argo Group’s Save As You Earn Plan). Under this plan, newly issued shares of our common stock may be purchased over an offering period of three or five years at 85% of the market value of the common shares on the first day of the offering period. Expense recognized under these plans for the years ended December 31, 2015, 2014, and 2013 was $0.4 million, $0.3 million and $0.3 million, respectively.

Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors

Until December 16, 2013, the non-employee members of our Board of Directors were entitled to participate in the Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors (“Directors Plan”), a non-funded and non-qualified deferred compensation plan. Under the Directors Plan, non-employee directors could elect each year to defer payment of 0%, 50% or 100% of their cash compensation payable during the next calendar year. While no further deferrals were permitted under the Directors Plan from and after December 16, 2013, and certain amounts thereunder were paid out prior to the end of 2013, additional deferred amounts remain subject to the terms of the Directors Plan and will be paid out in accordance with the terms of the Directors Plan. Deferred amounts are credited with interest earned at a rate two percent above the prime commercial lending rate, to be reset each May 1. In addition, the Directors Plan calls for us to grant a match equal to 75% of the cash compensation amounts deferred in the form of “Stock Units,” which provide directors with the economic equivalent of stock ownership and were credited as a bookkeeping entry to each director’s “Stock Unit Account.” Each Stock Unit is valued at the closing price of our common stock on the national exchange on which it is listed as of the date credited for all purposes under the Directors Plan and fluctuates daily thereafter on that same basis. The Directors Plan provided for a Stock Unit Account to be established for each non-employee director upon their election to the Board and credits their account with an initial bookkeeping entry for 1,650 Stock Units. In conjunction with the termination of the Directors Plan, all cash balances and related interest for the years 2010 through 2013 were settled resulting in $1.9 million in cash payments for the year ended December 31, 2013. Remaining distributions from the Directors Plan will occur six months after the non-employee director ceases to be a member of the Board, the date on which a change in control (as defined in the Directors Plan) occurs or December 1, 2017, whichever comes first, and will be made in cash. The non-employee directors are responsible for all tax requirements on the deferred compensation and any related earnings. Under the Directors Plan, we recorded compensation expense of $0.9 million, $0.7 million and $2.0 million for the years ended December 31, 2015, 2014, and 2013, respectively. The liability for remaining distributions under the Directors Plan was $4.5 million and $4.2 million at December 31, 2015 and 2014, respectively.

13.	Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses were as follows:

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Commissions	$232.2	$231.1	$229.6
General expenses	298.5	288.0	272.8
Premium taxes, boards and bureaus	9.8	25.5	24.2
	540.5	544.6	526.6
Net deferral of policy acquisition costs	(0.9)	(5.4)	(15.8)
Total underwriting, acquisition and insurance expenses	$539.6	$539.2	$510.8

Included in general expenses for the years ended December 31, 2015, 2014 and 2013 is $29.1 million, $19.6 million and $23.3 million, respectively, of expense for our equity-related compensation. The decrease in premium taxes, boards and bureaus for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to a decline in the accrual for premium taxes and other assessments due to a change in accounting estimate.

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

We have subsidiaries based in the United Kingdom that are subject to the tax laws of that country. Under current law, these subsidiaries are taxed at the applicable corporate tax rates. Eight of the United Kingdom subsidiaries are deemed to be engaged in business in the United States, and therefore, are subject to United States corporate tax in respect of a proportion of their United States underwriting business only. Relief is available against the United Kingdom tax liabilities in respect of overseas taxes paid that arise from the underwriting business. Our United Kingdom subsidiaries file separate United Kingdom income tax returns.

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

Our income tax provision includes the following components:

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Current tax provision	$6.0	$5.2	$32.7
Deferred tax provision related to:
Future tax deductions	10.9	58.4	0.1
Valuation allowance change	(2.6)	(30.8)	3.7
Income tax provision	$14.3	$32.8	$36.5

Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the years ended December 31, 2015, 2014 and 2013, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

(in millions)	2015			2014			2013
	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$94.3		0.0%	$102.8		0.0%	$50.5		0.0%
United States	64.8		19.9%	98.0		28.1%	120.9		28.2%
United Kingdom	21.3		(4.7%)	21.5		24.8%	18.5		12.0%
Belgium	—	(1)	237.0%	—	(1)	63.8%	0.2		103.0%
Brazil	(3.2)		0.0%	(2.2)		0.0%	(9.7)		0.0%
United Arab Emirates	0.2		0.0%	(0.9)		0.0%	1.1		0.0%
Ireland (2)	(0.1)		5.0%	(1.1)		0.0%	(0.1)		0.0%
Malta	0.1		0.0%	(2.2)		0.0%	(1.7)		0.0%
Switzerland	0.1		20.5%	0.1		17.6%	—	(1)	5.6%
Pre-tax income	$177.5			$216.0			$179.7

(1)	Pre-tax income for the respective year was less than $0.1 million.
(2)	Effective tax rate of 5 percent on intercompany dividends of $50.0 million for the year ended December 31, 2015. Dividends eliminated in consolidation.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Income tax provision at expected rate	$25.8	$37.2	$43.1
Tax effect of:
Tax-exempt interest	(4.2)	(4.5)	(5.6)
Dividends received deduction	(2.3)	(2.3)	(2.3)
Valuation allowance change	(2.6)	(30.8)	3.7
Other permanent adjustments, net	0.3	(0.7)	0.3
Adjustment for prior year tax return	(0.6)	(0.9)	(1.6)
United States state tax expense	(2.5)	2.5	0.3
PXRE Reinsurance capital loss carryforward	—	29.8	—
Other foreign adjustments	(0.3)	0.7	(0.1)
Foreign tax credit utilization	(2.1)	0.1	1.1
Deferred tax rate reduction	—	(0.4)	(1.2)
Foreign exchange adjustments	(0.1)	1.7	(1.7)
Foreign withholding taxes	2.9	0.4	0.5
Income tax provision	$14.3	$32.8	$36.5
Income tax provision - Foreign	$(1.1)	$5.2	$2.4
Income tax provision - United States, Federal	16.4	23.3	33.2
Income tax (benefit) provision - United States, State	(3.9)	3.9	0.4
Foreign withholding tax	2.9	0.4	0.5
Income tax provision	$14.3	$32.8	$36.5

The consolidated provision for income taxes for the year ended December 31, 2015 was affected by a $2.1 million decrease to taxes related to foreign tax credit utilization in the United Kingdom, a $2.5 million decrease in tax related to the reversal of an estimated state tax accrual, and an increase of $2.5 million in withholding taxes paid on an intercompany dividend payment.

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

Deferred taxes arise from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. The net deferred tax liability as of December 31, 2015 and 2014 resulted from the tax-effected temporary differences shown in the following table. Due primarily to changes in unrealized gains on available-for-sale investment securities, the net deferred tax liability decreased by $29.4 million and increased $24.3 million for the years ended December 31, 2015 and 2014, respectively.

	December 31,
(in millions)	2015	2014
Deferred tax assets:
Losses and loss adjustment expense reserve discounting	$23.4	$25.1
Unearned premiums	26.6	24.8
Allowance for bad debt	1.6	2.0
Accrual for contingent commissions	0.3	0.3
Net operating loss carryforward	17.8	18.8
Impairment of investment values	9.6	8.2
United States amortization of intangible assets	4.9	4.3
Accrued bonus	7.0	6.7
Accrued vacation	1.6	1.7
Stock option expense	10.1	8.0
Brazil operating losses	5.9	7.4
Malta operating losses	1.8	2.1
Other	15.9	7.0
Deferred tax assets, gross	126.5	116.4
Deferred tax liabilities:
Unrealized gains on equity securities	(40.1)	(62.3)
Unrealized gains on fixed maturities and other investment securities	(0.4)	(15.3)
Deferred acquisition costs	(20.4)	(20.3)
United States amortization of intangible assets	(3.6)	(3.5)
United Kingdom underwriting losses	(9.7)	(9.0)
United Kingdom amortization of intangible assets	(1.8)	(2.3)
Deferred gain on like-kind exchange	(13.3)	—
Depreciable fixed asset	(18.0)	(16.3)
Unrealized Gain on Limited Partnership Interests	(11.0)	(10.5)
Other	(9.0)	(4.5)
Deferred tax liabilities, gross	(127.3)	(144.0)
Deferred tax assets, net before valuation allowance	$(0.8)	$(27.6)
Valuation allowance	(22.8)	(25.4)
Deferred tax liabilities, net	$(23.6)	$(53.0)
Net deferred tax liabilities - Foreign	$(11.7)	$(11.8)
Net deferred tax liabilities - United States	(11.9)	(41.2)
Deferred tax liabilities, net	$(23.6)	$(53.0)

Our net deferred tax assets (liabilities) are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of future taxable income sufficient to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally two years for net operating losses and three years for capital losses, for our United States operations. At December 31, 2015, we had a total net deferred tax liability of $0.8 million prior to any valuation allowance.

Management has determined that a valuation allowance is required for a portion of the tax-effected net operating loss carryforward included as part of the United States consolidated group of $16.8 million generated from PXRE Corporation and for the tax effected net operating loss carryforward of $1.0 million from ARIS. The valuation allowances have been established pursuant to Internal Revenue Code Section 382 limits regarding the application of net operating loss carryforwards following an ownership change. The loss carryforwards available per year are $2.8 million, as required by Internal Revenue Code Section 382.

Furthermore, due to cumulative losses incurred since inception, management has concluded that a valuation allowance is required for the full amount of the tax-effected net operating losses generated by our Brazil and Malta entities.

Accordingly, a valuation allowance of $22.8 million is required as of December 31, 2015 of which $14.9 million relates to the PXRE Corporation and ARIS loss carryforwards, $6.1 million relates to Brazil operations, and $1.8 million relates to Malta operations. During the year ended December 31, 2015, the valuation allowance was reduced by $1.0 million pertaining to PXRE Corporation and ARIS loss carryforwards, decreased by $1.3 million pertaining to our Brazil operations and decreased by $0.3 million pertaining to our Malta operations.

Of the PXRE Corporation net operating loss carryforwards, $15.3 million will expire if not used by December 31, 2025 and $1.5 million will expire if not used by December 31, 2027. Of the ARIS loss carryforward, $0.2 million will expire if not used by December 31, 2027, $0.4 million will expire if not used by December 31, 2028, and $0.4 million will expire if not used by December 31, 2029.

For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. We had no material unrecognized tax benefits as of December 31, 2015, 2014 and 2013. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2012. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2012.

15.	Pension Benefits and Savings Plans

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

(in millions)	2015	2014
Change in plan assets
Fair value of plan assets at beginning of year	$19.2	$20.2
Actual return on plan assets	(0.1)	1.0
Employer contributions	0.2	0.2
Settlements and benefits paid	(1.8)	(2.2)
Fair value of plan assets at end of year	$17.5	$19.2

(in millions)	2015	2014
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$25.8	$22.6
Interest cost	0.8	1.0
Actuarial loss (gain)	(1.6)	4.3
Settlements and benefits paid	(1.9)	(2.1)
Projected benefit obligation at end of year	$23.1	$25.8

As of December 31, 2015 and 2014, the qualified pension plan was underfunded by $3.4 million and $4.4 million, respectively. The non-qualified pension plans were unfunded by $2.3 million $2.2 million at December 31, 2015 and 2014, respectively. Underfunded and unfunded amounts are included in “Other liabilities” in our Consolidated Balance Sheets.

Assumptions used to determine benefit obligations at December 31 were as follows:

	2015	2014
Weighted average discount rate	3.48%	3.37%
Expected rate of increase in future compensation levels	n/a	n/a

Assumptions used to determine net periodic benefit cost follows:

	For the Years Ended December 31,
	2015	2014	2013
Weighted average discount rate	3.55%	4.39%	3.63%
Expected return on plan assets	6.00%	6.00%	6.00%
Expected rate of increase in future compensation levels	n/a	n/a	n/a

In 2015, 2014, and 2013, the expected return on plan assets was ascertained using multiple factors that include market conditions, duration of the fixed maturity portion of the portfolio and long-term return forecasts provided by several asset management companies.

Net periodic benefit costs were $0.1 million, $0.5 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. We estimate that $0.4 million of unrecognized actuarial loss will be amortized from accumulated other comprehensive gain into net periodic benefit cost during 2016. Over the next five years, we expect our annual payments under the pensions plan not to exceed $2.5 million per year.

The projected benefit obligation for the non-qualified unfunded supplemental defined benefit plans, with accumulated benefit obligations in excess of plan assets, was $2.3 and $2.2 million at December 31, 2015 and 2014, respectively. The fair value of plan assets for these plans was zero for these same periods. The accumulated benefit obligation for all defined benefit plans is equal to the projected benefit obligation for each of the years presented.

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

The investment policy for the qualified plan contains asset allocation guidelines with target allocations that remain effective until such time as the investment policy is revised. At December 31, 2015, the target allocations were 65% fixed maturity investments, short-term investments, and cash; and 35% equity investments. The target asset allocation percentages were selected based on risk diversification needs, expected distribution patterns and asset manager recommendations. The actual asset allocation as of December 31, 2015 was 62% fixed maturity investments, short-term investments and cash; and 38% equity investments, of which 21.3% and 16.7% were allocated between U.S. and international equities, respectively. These allocations were in compliance with the investment policy that allows the investment manager based on its judgment and market conditions to deviate from the target allocations.

Following is a description of the valuation techniques used to measure the plan’s assets at fair value.

Mutual funds: Fair value is determined using observable, market-based inputs on the valuation date (Level 1). For the years ended December 31, 2015 and 2014, assets with a fair value of $17.4 million and $18.8 million, respectively, were valued using Level 1 fair value measurements.

Short-term investment fund: Fair value is determined based on the net asset values provided by the plan trustee (Level 2). For the years ended December 31, 2015 and 2014, assets with a fair value of $0.1 million and $0.4 million, respectively, were valued using Level 2 fair value measurements.

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

Based on the current funding status of the pension plan, effects of the curtailment and expected changes in pension plan asset values and pension obligations, we do not believe any significant funding of the pension plan will be required during the year ending December 31, 2016.

Substantially all of our employees are either eligible or mandated by applicable laws to participate in employee savings plans. Under these plans, a percentage of the employee’s pay may be or is mandated based on applicable laws to be contributed to various savings alternatives. The plans also call for our contributions under several formulae. Charges to income related to our contributions were $6.3 million, $7.1 million and $6.8 million in 2015, 2014 and 2013, respectively.

16.	Commitments and Contingencies

Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

We have contractual commitments to invest up to $90.2 million related to our limited partnership investments at December 31, 2015. These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time, not to exceed thirteen years.

17.	Leases

We lease office space and equipment under lease agreements that expire at various intervals and are subject to renewal options at market rates prevailing at the time of renewal. At December 31, 2015, the future minimum payments under non-cancelable operating leases are as follows:

(in millions)	Amount Due
2016	$10.3
2017	9.2
2018	7.1
2019	5.9
2020	3.3
Thereafter	4.4
Total	$40.2

We incurred lease expense of $14.2 million, $14.7 million and $14.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

18.	Segment Information

We are primarily engaged in underwriting property and casualty insurance and reinsurance. We have four ongoing reporting segments: Excess and Surplus Lines, Commercial Specialty, International Specialty and Syndicate 1200. Additionally, we have a Run-off Lines segment for certain products that we no longer underwrite.

We consider many factors, including the nature of each segment’s insurance and reinsurance products, production sources, distribution strategies and the regulatory environment, in determining how to aggregate reporting segments.  Transactions between segments are reported in the segment that initiated the transaction.

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

Revenue and income (loss) before income taxes for each segment were as follows:

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Revenue:
Earned premiums
Excess and Surplus Lines	$525.3	$485.2	$460.2
Commercial Specialty	290.1	291.9	299.0
International Specialty	148.7	148.3	142.4
Syndicate 1200	407.4	411.1	401.7
Run-off Lines	0.4	1.6	0.5
Total earned premiums	1,371.9	1,338.1	1,303.8
Net investment income
Excess and Surplus Lines	35.2	36.7	42.2
Commercial Specialty	18.5	18.7	22.8
International Specialty	11.8	8.2	8.4
Syndicate 1200	9.2	10.2	11.0
Run-off Lines	8.3	9.7	10.8
Corporate and Other	2.6	3.1	4.8
Total net investment income	85.6	86.6	100.0
Net realized investment and other gains	27.1	94.0	71.3
Total revenue	$1,484.6	$1,518.7	$1,475.1

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Income (loss) before income taxes
Excess and Surplus Lines	$96.0	$106.0	$89.4
Commercial Specialty	29.9	8.9	21.4
International Specialty	31.3	21.1	11.3
Syndicate 1200	33.8	44.1	37.3
Run-off Lines	(7.2)	(23.0)	(10.6)
Total segment income before taxes	183.8	157.1	148.8
Corporate and Other	(33.4)	(35.1)	(40.4)
Net realized investment and other gains	27.1	94.0	71.3
Total income (loss) before income taxes	$177.5	$216.0	$179.7

The table below presents earned premiums by geographic location. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Bermuda	$103.4	$101.5	$101.7
Brazil	43.1	44.3	38.7
Malta	1.9	2.1	1.8
United Kingdom	407.4	411.7	401.7
United States	816.1	778.5	759.9
Total earned premiums	$1,371.9	$1,338.1	$1,303.8

The following table represents identifiable assets:

	December 31,
(in millions)	2015	2014
Excess and Surplus Lines	$2,439.9	$2,344.0
Commercial Specialty	1,360.7	1,307.0
International Specialty	793.6	776.8
Syndicate 1200	1,371.2	1,258.5
Run-off Lines	527.2	550.5
Corporate and Other	137.5	119.5
Total	$6,630.1	$6,356.3

Included in total assets at December 31, 2015 and 2014 are $377.1 million and $315.4 million, respectively, in assets associated with trade capital providers.

The following table represents goodwill and intangible assets, net of accumulated amortization as of December 31:

	Goodwill		Intangible Assets, Net of Accumulated Amortization
(in millions)	2015	2014	2015	2014
Excess and Surplus Lines	$76.4	$76.4	$2.2	$2.8
Commercial Specialty	47.1	47.1	4.1	5.5
Syndicate 1200	28.7	28.7	67.0	70.3
Total	$152.2	$152.2	$73.3	$78.6

19.	Run-off Lines

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

The following table presents our gross reserves for Run-off Lines as of December 31:

	December 31,
(in millions)	2015	2014
Asbestos and Environmental:
Reinsurance assumed	$34.6	$40.1
Other	11.8	13.8
Total Asbestos and Environmental	46.4	53.9
Risk management	252.2	257.1
Run-off reinsurance lines	3.0	4.1
Other run-off lines	4.7	3.4
Total Run-off Lines	$306.3	$318.5

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

	December 31,
(in millions)	2015	2014	2013
Direct written
Case reserves	$2.0	$2.5	$1.7
Unallocated loss adjustment expense ("ULAE")	0.5	1.0	1.3
Incurred but not reported ("IBNR")	8.2	7.6	6.4
Total direct written reserves	10.7	11.1	9.4
Assumed domestic
Case reserves	12.2	13.2	15.7
ULAE	0.8	1.6	2.2
IBNR	13.7	15.8	15.8
Total assumed domestic reserves	26.7	30.6	33.7
Assumed London
Case reserves	4.0	4.7	5.8
ULAE	—	0.2	0.4
IBNR	1.4	1.2	1.4
Total assumed London reserves	5.4	6.1	7.6
Total asbestos reserves	$42.8	$47.8	$50.7

The following table presents our net underwriting results for Run-off Lines:

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Asbestos and Environmental:
Reinsurance assumed	$(1.0)	$(8.3)	$(3.8)
Other	(3.4)	(5.0)	(7.2)
Total Asbestos and Environmental	(4.4)	(13.3)	(11.0)
Risk management	(8.2)	(15.5)	(5.9)
Run-off reinsurance lines	2.0	(1.5)	(1.9)
Other run-off lines	(3.5)	(0.7)	(0.8)
Total Run-off Lines	$(14.1)	$(31.0)	$(19.6)

Reserves for asbestos and environmental claims cannot be estimated with traditional loss reserving techniques that rely on historical accident year loss development factors. The uncertainty in the asbestos and environmental reserves estimates arises from several factors including lack of historical data, inapplicability of standard actuarial projection techniques, uncertainty with regards to claim costs, coverage interpretations and judicial, statutory and regulatory provisions under which the claims may be ultimately resolved. It is impossible to predict how the courts will interpret coverage issues and these resolutions may have a material impact on the ultimate resolution of the asbestos and environmental liabilities. We use a variety of estimation methods to calculate reserves as a whole; however, reserves for asbestos and environmental claims were determined utilizing a variety of methods which rely on historical claim reporting and severity information for the industry as well as company specific information. We apply greatest weight to the methods that project future calendar period claims and severities because it best captures the unique claim reporting and severity characteristics of the underlying exposures. Although management has recorded its best estimate of loss reserves, due to the uncertainties of estimation of liability that may arise as discussed herein, further deterioration of claims could occur in the future.

Please see Note 5, “Reserves for Losses and Loss Adjustment Expenses” for further discussion.

20.	Statutory Accounting Principles

Financial Information

The statutory capital and surplus for our principal operating subsidiaries was as follows:

Statutory capital and surplus (1)	December 31,
(in millions)	2015	2014
Bermuda	$1,260.1	$1,261.1
United Kingdom (2)	232.8	224.5
United States	854.5	790.4

(1)	Such amounts include ownership interests in affiliate insurance and reinsurance subsidiaries.
(2)	Capital on deposit with Lloyd’s in U.S. Dollars

The statutory net income (loss) for our principal operating subsidiaries was as follows:

Statutory net income (loss) (1)	For the Years Ended December 31,
(in millions)	2015	2014	2013
Bermuda	$182.2	$128.2	$124.2
United Kingdom (2)	34.8	28.7	42.3
United States	94.4	117.7	117.4

(1)	Such amounts include ownership interests in affiliate insurance and reinsurance subsidiaries.
(2)	In U.S. Dollars

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

The payment of dividends to our shareholders is governed by the Bermuda Companies Act of 1981, as amended, which permits the payment of dividends so long as (i) we are not, or would not be after the payment, unable to pay our liabilities as they become due or (ii) the realizable value of our assets is in excess of our liabilities after taking such payment into account. In light of these restrictions, we have no material restrictions on dividend payments that may be made to our shareholders at December 31, 2015.

Argo Re is the direct subsidiary of Argo Group, and therefore, has direct dividend paying capabilities to the parent. As of December 31, 2015, Argo Re’s solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Insurance Act. As of December 31, 2015 and 2014, the minimum statutory capital and surplus required to be maintained by Argo Re was $345.9 million and $332.1 million, respectively.

Argo Re is generally prohibited from declaring or paying, in any financial year, dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Bermuda Monetary Authority (“BMA”) an affidavit signed by at least two directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio. Argo Re may not reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Based on these regulatory restrictions, the maximum amount available for payment of dividends to Argo Group by Argo Re during 2016 without prior regulatory approval is $315.2 million.

In 2015, 2014 and 2013, Argo Re paid cash dividends to Argo Group of $41.0 million, $40.9 million and $84.5 million, respectively. The proceeds of the dividends were used to repay intercompany balances related primarily to dividend and interest payments and other corporate expenses.

Our U.S. insurance subsidiaries file financial statements prepared in accordance with statutory accounting principles prescribed or permitted by insurance regulatory authorities of the state in which they are domiciled. The differences between statutory-based financial statements and financial statements prepared in accordance with GAAP vary between jurisdictions. The principal differences are that for statutory-based financial statements, deferred policy acquisition costs are not recognized, a portion of the deferred federal income tax asset is non-admitted, bonds are generally carried at amortized cost, certain assets are non-admitted and charged directly to surplus, a collectability allowance related to reinsurance recoverables is charged directly to surplus and outstanding losses and unearned premium are presented net of reinsurance.

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

Argo Group US did not receive dividends from its subsidiaries in 2015.

In December 2014, Argo Group US received an extraordinary dividend in the amount of $20.0 million in cash from Rockwood. In December 2014, Argo Group US received an ordinary dividend of $48.8 million, in the form of $0.1 million in cash and $48.7 million in securities, from Argonaut Insurance Company. In December 2014, Argo Group US received an extraordinary dividend of $55.2 million, in the form of $0.2 million in cash and $55.0 million in securities, from Colony.

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

Argonaut Insurance Company is a direct subsidiary of Argo Group US and is regulated by the Illinois Division of Insurance. During 2016, Argonaut Insurance Company may be permitted to pay dividends of up to $41.6 million without approval from the Illinois Division of Insurance. Colony, a direct subsidiary of Argo Group US, is regulated by the Virginia Bureau of Insurance. Colony may be permitted to pay dividends of up to $35.0 million without approval from the Virginia Bureau of Insurance during 2016. Rockwood, a direct subsidiary of Argo Group US, is regulated by the Pennsylvania Department of Insurance. Rockwood may be permitted to pay dividends of up to $18.2 million without approval from the Pennsylvania Department of Insurance during 2016. Each department of insurance may require prior approval for the payment of all dividends, based on business and regulatory conditions of the insurance companies.

Dividend payments from Syndicate 1200 to its immediate parent are not restricted by regulatory authority. Dividend payments will be subject to the earnings, operations, financial condition, capital and general business requirements of Syndicate 1200.

Certain assets of our subsidiaries are pledged to regulatory agencies, serve as collateral for letters of credit or are assigned as the assets of the trade capital providers of our Lloyd’s syndicate, and therefore, are not available funds that may be paid up as dividends to Argo Group. See Note 2, “Investments” and Note 18, “Segment Information” for further discussion.

21.	Insurance Assessments

We are required to participate in statutorily created insolvency guarantee and weather-related loss protection associations in all states in the U.S. where we are authorized to transact business. These associations were formed for the purpose of paying the claims of insolvent companies. We are assessed a pro-rata share of such claims based upon our premium writings, subject to a maximum annual assessment per line of insurance. Certain of these assessments can be recovered through premium tax offsets or policy surcharges. We do not believe that assessments on current insolvencies will have a material impact on our financial condition or results of operations. We have accrued assessments of $4.1 million and $17.0 million at December 31, 2015 and 2014, respectively. The decrease in the accrual from December 31, 2014 to December 31, 2015, was primarily attributable to a change in accounting estimates.

22.	Transactions with Related Parties

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

23.	Unaudited Quarterly Financial Data

The following tables represent unaudited quarterly financial data for the years ended December 31, 2015 and 2014. In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods have been made. Total revenue, net income before income taxes and net income include realized gains or losses from the sale of investments and other. We cannot anticipate when or if similar gains or losses may occur in the future. Since financial results rely heavily on estimates, caution should be used in drawing specific conclusions from quarterly consolidated results.

(in millions, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2015
Total revenue	$371.4	$373.1	$371.0	$369.1	$1,484.6
Net income before income taxes	62.4	34.7	36.2	44.2	177.5
Net income	58.8	27.9	35.3	41.2	163.2
Net income per common share :
Basic*	$2.09	$1.00	$1.27	$1.48	$5.84
Diluted*	$2.05	$0.98	$1.24	$1.44	$5.72
Comprehensive income (loss)	$36.8	$18.9	$(18.3)	$29.2	$66.6

(in millions, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2014
Total revenue	$360.1	$375.2	$371.3	$412.1	$1,518.7
Net income before income taxes	42.7	44.7	48.3	80.3	216.0
Net income	40.2	38.6	44.7	59.7	183.2
Net income per common share :
Basic*	$1.38	$1.34	$1.57	$2.11	$6.39
Diluted*	$1.36	$1.32	$1.54	$2.07	$6.27
Comprehensive income	$41.3	$64.1	$6.8	$31.3	$143.5

*

Basic and diluted net income per common share are computed independently for each quarter and full year based on the respective average number of common shares outstanding; therefore, the sum of the quarterly net income per common share data may not equal the net income per common share for the year.

24.	Information Provided in Connection with Outstanding Debt of Subsidiaries

In September 2012, Argo Group (the “Parent Guarantor”), through its subsidiary Argo Group US (the “Subsidiary Issuer”), issued $143,750,000 aggregate principal amount of the Subsidiary Issuer’s 6.5% Senior Notes due September 15, 2042 (the “Notes”). The Notes are unsecured and unsubordinated obligations of the Subsidiary Issuer and rank equally in right of payment with all of the Subsidiary Issuer’s other unsecured and unsubordinated debt. The Notes are guaranteed on a full and unconditional senior unsecured basis by the Parent Guarantor. The Notes may be redeemed, for cash, in whole or in part, on or after September 15, 2017, at the Subsidiary Issuer’s option, at any time and from time to time, prior to maturity at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date.

The following tables present condensed consolidating financial information at December 31, 2015 and 2014 and for the three years ended December 31, 2015, 2014 and 2013, for the Parent Guarantor and the Subsidiary Issuer. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.

Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations and cash flows of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2015

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$6.2	$2,761.0	$1,348.5	$—	$4,115.7
Cash	—	88.8	32.9	—	121.7
Accrued investment income	—	16.4	5.2	—	21.6
Premiums receivable	—	166.4	238.1	—	404.5
Reinsurance recoverables	—	1,212.2	(91.1)	—	1,121.1
Goodwill and other intangible assets, net	—	129.8	95.7	—	225.5
Current income taxes receivable, net	—	4.7	6.9	—	11.6
Deferred acquisition costs, net	—	58.2	74.2	—	132.4
Ceded unearned premiums	—	125.8	125.0	—	250.8
Other assets	8.2	156.2	60.8	—	225.2
Due (to) from affiliates	(17.5)	(2.3)	2.3	17.5	—
Intercompany note receivable	—	49.8	(49.8)	—	—
Investments in subsidiaries	1,715.9	—	—	(1,715.9)	—
Total assets	$1,712.8	$4,767.0	$1,848.7	$(1,698.4)	$6,630.1
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,194.1	$929.5	$—	$3,123.6
Unearned premiums	—	501.5	385.2	—	886.7
Funds held and ceded reinsurance payable, net	—	702.6	(312.6)	—	390.0
Long-term debt	28.4	288.7	54.6	—	371.7
Deferred tax liabilities, net	—	11.9	11.7	—	23.6
Accrued underwriting expenses and other liabilities	16.3	95.4	54.7	—	166.4
Total liabilities	44.7	3,794.2	1,123.1	—	4,962.0
Total shareholders' equity	1,668.1	972.8	725.6	(1,698.4)	1,668.1
Total liabilities and shareholders' equity	$1,712.8	$4,767.0	$1,848.7	$(1,698.4)	$6,630.1

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2014

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$0.7	$2,841.5	$1,255.7	$—	$4,097.9
Cash	—	49.3	31.7	—	81.0
Accrued investment income	—	17.8	4.3	—	22.1
Premiums receivable	—	154.6	199.0	—	353.6
Reinsurance recoverables	—	1,173.6	(176.4)	—	997.2
Goodwill and other intangible assets, net	—	131.7	99.1	—	230.8
Current income taxes receivable, net	—	10.1	4.8	—	14.9
Deferred acquisition costs, net	—	58.0	66.6	—	124.6
Ceded unearned premiums	—	98.5	109.1	—	207.6
Other assets	9.6	174.1	67.9	(25.0)	226.6
Due (to) from affiliates	2.9	(19.8)	19.8	(2.9)	—
Intercompany note receivable	—	72.0	(72.0)	—	—
Investments in subsidiaries	1,698.0	—	—	(1,698.0)	—
Total assets	$1,711.2	$4,761.4	$1,609.6	$(1,725.9)	$6,356.3
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,136.4	$906.0	$—	$3,042.4
Unearned premiums	—	448.9	368.3	—	817.2
Funds held and ceded reinsurance payable, net	—	675.1	(441.3)	—	233.8
Long-term debt	49.0	288.7	61.4	(20.6)	378.5
Deferred tax liabilities, net	—	41.2	11.8	—	53.0
Accrued underwriting expenses and other liabilities	15.5	104.2	65.0	—	184.7
Total liabilities	64.5	3,694.5	971.2	(20.6)	4,709.6
Total shareholders' equity	1,646.7	1,066.9	638.4	(1,705.3)	1,646.7
Total liabilities and shareholders' equity	$1,711.2	$4,761.4	$1,609.6	$(1,725.9)	$6,356.3

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2015

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$497.3	$874.6	$—	$1,371.9
Net investment income	40.1	56.0	30.5	(41.0)	85.6
Net realized investment and other gains	—	34.8	(7.7)	—	27.1
Total revenue	40.1	588.1	897.4	(41.0)	1,484.6
Expenses:
Losses and loss adjustment expenses	—	304.2	461.9	—	766.1
Underwriting, acquisition and insurance expenses	19.0	198.4	322.2	—	539.6
Interest expense	1.5	15.3	2.2	—	19.0
Fee and other expense, net	—	4.3	(3.6)	—	0.7
Foreign currency exchange loss (gains)	—	1.0	(19.3)	—	(18.3)
Total expenses	20.5	523.2	763.4	—	1,307.1
Income before income taxes	19.6	64.9	134.0	(41.0)	177.5
Provision for income taxes	—	12.9	1.4	—	14.3
Net income before equity in earnings of subsidiaries	19.6	52.0	132.6	(41.0)	163.2
Equity in undistributed earnings of subsidiaries	143.6	—	—	(143.6)	—
Net income	$163.2	$52.0	$132.6	$(184.6)	$163.2

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2014

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$461.0	$877.1	$—	$1,338.1
Net investment income	40.5	56.7	(10.6)	—	86.6
Net realized investment and other gains	2.0	86.9	7.1	(2.0)	94.0
Total revenue	42.5	604.6	873.6	(2.0)	1,518.7
Expenses:
Losses and loss adjustment expenses	—	285.6	461.8	—	747.4
Underwriting, acquisition and insurance expenses	17.3	199.9	322.0	—	539.2
Interest expense	2.3	15.2	2.7	(0.3)	19.9
Fee and other expense, net	—	2.4	(1.8)	—	0.6
Foreign currency exchange loss (gains)	—	0.4	(8.2)	—	(7.8)
Impairment of intangible assets	—	3.4	—	—	3.4
Total expenses	19.6	506.9	776.5	(0.3)	1,302.7
Income before income taxes	22.9	97.7	97.1	(1.7)	216.0
Provision for income taxes	—	27.5	5.3	—	32.8
Net income before equity in earnings of subsidiaries	22.9	70.2	91.8	(1.7)	183.2
Equity in undistributed earnings of subsidiaries	160.3	—	—	(160.3)	—
Net income	$183.2	$70.2	$91.8	$(162.0)	$183.2

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2013

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$439.9	$863.9	$—	$1,303.8
Net investment income	84.5	73.4	(57.9)	—	100.0
Net realized investment and other gains	—	72.2	(0.9)	—	71.3
Total revenue	84.5	585.5	805.1	—	1,475.1
Expenses:
Losses and loss adjustment expenses	—	268.6	473.4	—	742.0
Other reinsurance-related expenses	—	—	19.2	—	19.2
Underwriting, acquisition and insurance expenses	27.4	176.9	306.5	—	510.8
Interest expense	3.3	15.2	2.9	(1.2)	20.2
Fee and other expense, net	—	4.1	0.8	—	4.9
Foreign currency exchange gain	—	(0.3)	(1.4)	—	(1.7)
Total expenses	30.7	464.5	801.4	(1.2)	1,295.4
Income before income taxes	53.8	121.0	3.7	1.2	179.7
Provision for income taxes	—	34.1	2.4	—	36.5
Net income before equity in earnings of subsidiaries	53.8	86.9	1.3	1.2	143.2
Equity in undistributed earnings of subsidiaries	89.4	—	—	(89.4)	—
Net income	$143.2	$86.9	$1.3	$(88.2)	$143.2

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR YEAR ENDED DECEMBER 31, 2015

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$32.7	$116.4	$133.5	$—	$282.6
Cash flows from investing activities:
Proceeds from sales of investments	—	631.1	336.8	—	967.9
Maturities and mandatory calls of fixed maturity investments	—	681.8	162.1	—	843.9
Purchases of investments	—	(1,384.5)	(649.6)	—	(2,034.1)
Change in short-term investments and foreign regulatory deposits	0.9	14.9	33.8	—	49.6
Settlements of foreign currency exchange forward contracts	1.5	—	(11.6)	—	(10.1)
Issuance of intercompany note, net	—	7.5	(7.5)	—	—
Redemption of PXRE Capital Trust V	—	18.0	(18.0)	—	—
Purchases of fixed assets and other, net	3.8	(16.6)	2.0	—	(10.8)
Cash provided (used) by investing activities	6.2	(47.8)	(152.0)	—	(193.6)
Cash flows from financing activities:
Redemption of PXRE Capital Trust V	(18.0)	—	18.0	—	—
Activity under stock incentive plans	1.8	—	—	—	1.8
Repurchase of Company's common shares	—	(29.7)	—	—	(29.7)
Excess tax expense from share-based payment arrangements	—	0.6	—	—	0.6
Payment of cash dividend to common shareholders	(22.7)	—	—	—	(22.7)
Cash used (provided) by financing activities	(38.9)	(29.1)	18.0	—	(50.0)
Effect of exchange rate changes on cash	—	—	1.7	—	1.7
Change in cash	—	39.5	1.2	—	40.7
Cash, beginning of year	—	49.3	31.7	—	81.0
Cash, end of year	$—	$88.8	$32.9	$—	$121.7

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR YEAR ENDED DECEMBER 31, 2014

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$25.7	$43.2	$37.2	$24.4	$130.5
Cash flows from investing activities:
Proceeds from sales of investments	—	803.8	458.2	—	1,262.0
Maturities and mandatory calls of fixed maturity investments	—	192.1	130.9	—	323.0
Purchases of investments	—	(1,126.1)	(610.7)	—	(1,736.8)
Change in short-term investments and foreign regulatory deposits	0.5	76.0	20.0	—	96.5
Settlements of foreign currency exchange forward contracts	1.3	—	(2.4)	—	(1.1)
Issuance of intercompany note, net	—	14.5	(7.6)	(6.9)	—
Purchases of fixed assets and other, net	(7.0)	(35.5)	(16.0)	(6.4)	(64.9)
Cash (used) provided by investing activities	(5.2)	(75.2)	(27.6)	$(13.3)	(121.3)
Cash flows from financing activities:
Borrowings under intercompany note, net	(6.9)	—	—	6.9	—
Activity under stock incentive plans	4.6	—	—	—	4.6
Redemption of trust preferred securities, net	—	—	—	(18.0)	(18.0)
Payment on note payable	—	(0.1)	—	—	(0.1)
Repurchase of Company's common shares	—	(50.8)	—	—	(50.8)
Excess tax expense from share-based payment arrangements	—	0.1	—	—	0.1
Payment of cash dividend to common shareholders	(18.2)	—	—	—	(18.2)
Cash provided (used) by financing activities	(20.5)	(50.8)	—	$(11.1)	(82.4)
Effect of exchange rate changes on cash	—	—	(3.2)	—	(3.2)
Change in cash	—	(82.8)	6.4	—	(76.4)
Cash, beginning of year	—	132.1	25.3	—	157.4
Cash, end of year	$—	$49.3	$31.7	$—	$81.0

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR YEAR ENDED DECEMBER 31, 2013

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$63.2	$62.5	$(125.9)	$—	$(0.2)
Cash flows from investing activities:
Proceeds from sales of investments	—	1,130.2	836.1	—	1,966.3
Maturities and mandatory calls of fixed maturity investments	—	168.9	112.9	—	281.8
Purchases of investments	—	(1,156.7)	(819.1)	—	(1,975.8)
Change in short-term investments and foreign regulatory deposits	(1.4)	(119.1)	(32.5)	—	(153.0)
Settlements of foreign currency exchange forward contracts	0.7	—	(4.6)	—	(3.9)
Issuance of intercompany note, net	—	35.0	14.3	(49.3)	—
Purchases of fixed assets and other, net	—	(16.3)	21.7	—	5.4
Cash provided (used) by investing activities	(0.7)	42.0	128.8	(49.3)	120.8
Cash flows from financing activities:
Borrowings under intercompany note, net	(49.3)	—	—	49.3	—
Proceeds from issuance of senior unsecured fixed rate notes	—	—	—	—	—
Redemption of trust preferred securities, net	—	—	—	—	—
Activity under stock incentive plans	2.6	—	—	—	2.6
Repurchase of Company's common shares	—	(46.5)	—	—	(46.5)
Excess tax benefit from share-based payment arrangements	—	0.2	—	—	0.2
Payment of cash dividend to common shareholders	(15.8)	—	—	—	(15.8)
Cash provided (used) by financing activities	(62.5)	(46.3)	—	49.3	(59.5)
Effect of exchange rate changes on cash	—	—	0.5	—	0.5
Change in cash	—	58.2	3.4	—	61.6
Cash, beginning of year	—	73.9	21.9	—	95.8
Cash, end of year	$—	$132.1	$25.3	$—	$157.4

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in millions)

BALANCE SHEETS	December 31,
	2015	2014
Assets
Other investments, unrealized gain (loss) on foreign currency exchange forward contracts	$5.2	$(1.2)
Short-term investments	1.0	1.9
Investment in subsidiaries	1,715.9	1,698.0
Due (to) from subsidiaries	(17.5)	2.9
Other assets	8.2	9.6
Total assets	$1,712.8	$1,711.2
Liabilities and Shareholders' Equity
Junior subordinated debentures	$28.4	$49.0
Accrued underwriting expenses	16.3	15.5
Total liabilities	44.7	64.5
Shareholders' equity	1,668.1	1,646.7
Total liabilities and shareholders' equity	$1,712.8	$1,711.2

STATEMENTS OF INCOME	For the Years Ended December 31,
	2015	2014	2013
Revenue:
Net investment income (1)	$40.1	$40.5	$84.5
Net realized investment and other gains	—	2.0	—
Total revenue	40.1	42.5	84.5
Expenses:
Interest expense	1.5	2.3	3.3
Other expenses	19.0	17.3	27.4
Total expenses	20.5	19.6	30.7
Net income before equity in earnings of subsidiaries (2)	19.6	22.9	53.8
Equity in undistributed earnings of subsidiaries	143.6	160.3	89.4
Net income	$163.2	$183.2	$143.2

(1)	For the years ended December 31, 2015 and 2014, net investment income includes intercompany dividends of $41.0 million and $40.9 million, respectively.
(2)	Argo Group International Holdings, Ltd. is not subject to taxation.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in millions)

STATEMENTS OF CASH FLOWS	For the Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$163.2	$183.2	$143.2
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization and depreciation	0.2	—	0.7
Share-based payments expense	8.2	5.7	8.7
Net realized investment and other gains	—	(2.0)	—
Undistributed earnings of subsidiaries	(143.6)	(160.3)	(89.4)
Change in:
Prepaid assets	0.2	2.0	(0.1)
Accrued underwriting expenses	(2.4)	(2.2)	(0.9)
Due to subsidiaries	12.5	(0.6)	0.2
Interest on intercompany note payable	—	0.3	0.8
Other, net	(5.6)	(0.4)	—
Cash provided by operating activities	32.7	25.7	63.2
Cash flows from investing activities:
Change in short-term investments	0.9	0.5	(1.4)
Settlements of foreign currency exchange forward contracts	1.5	1.3	0.7
Purchases of fixed assets and other, net	3.8	(7.0)	—
Cash provided (used) by investing activities	6.2	(5.2)	(0.7)
Cash flows from financing activities:
Borrowings under intercompany note payable, net	—	(6.9)	(49.3)
Activity under stock incentive plans	1.8	4.6	2.6
Redemption of PXRE Capital Trust V	(18.0)	—	—
Payment of cash dividend to common shareholders	(22.7)	(18.2)	(15.8)
Cash used by financing activities	(38.9)	(20.5)	(62.5)
Change in cash	—	—	—
Cash, beginning of year	—	—	—
Cash, end of year	$—	$—	$—

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE III

SUPPLEMENTAL INSURANCE INFORMATION

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(in millions)

Segment	DAC (a)	Reserves for Losses and Loss Adjustment Expenses (b)	UPR (c)	Premium Revenue (d)	Net Investment Income (l)	Loss & LAE (e)	Amortization (Deferral) DAC (f) (2)	Other Operating Expenses (3)	Net Premiums Written (g)
Year Ended December 31, 2015
Excess and Surplus Lines	$38.3	$1,204.9	$307.1	$525.3	$35.2	$291.8	$(1.4)	$168.1	$552.9
Commercial Specialty	20.1	683.7	194.1	290.1	18.5	179.3	2.4	90.3	285.6
International Specialty	2.1	324.7	123.3	148.7	11.8	72.8	(2.0)	55.4	159.9
Syndicate 1200	71.9	604.0	262.2	407.4	9.2	213.6	0.1	169.8	403.3
Run-off Lines	—	306.3	—	0.4	8.3	8.6	—	5.9	0.4
Corporate and Other	—	—	—	—	2.6	—	—	51.0	—
Total	$132.4	$3,123.6	$886.7	$1,371.9	$85.6	$766.1	$(0.9)	$540.5	$1,402.1
Year Ended December 31, 2014
Excess and Surplus Lines	$36.9	$1,165.4	$274.9	$485.2	$36.7	$248.0	$1.9	$159.7	$487.8
Commercial Specialty	22.5	652.2	172.9	291.9	18.7	189.1	(4.3)	107.8	301.1
International Specialty	0.8	306.3	123.9	148.3	8.2	77.8	1.7	52.8	156.6
Syndicate 1200	64.4	600.0	245.5	411.1	10.2	208.1	(4.7)	172.5	420.8
Run-off Lines	—	318.5	—	1.6	9.7	24.4	—	8.2	1.6
Corporate and Other	—	—	—	—	3.1	—	—	43.6	—
Total	$124.6	$3,042.4	$817.2	$1,338.1	$86.6	$747.4	$(5.4)	$544.6	$1,367.9
Year Ended December 31, 2013
Excess and Surplus Lines	$38.8	$1,171.8	$264.8	$460.2	$42.2	$244.0	$(1.4)	$158.6	$478.7
Commercial Specialty	18.1	653.4	159.4	299.0	22.8	194.0	0.4	97.0	288.2
International Specialty	2.2	295.6	117.1	142.4	8.4	79.9	(1.0)	51.1	155.4
Syndicate 1200	54.8	777.0	237.8	401.7	11.0	208.6	(13.8)	170.0	428.5
Run-off Lines	—	332.5	—	0.5	10.8	15.5	—	4.6	0.5
Corporate and Other	—	—	—	—	4.8	—	—	45.3	—
Total	$113.9	$3,230.3	$779.1	$1,303.8	$100.0	$742.0	$(15.8)	$526.6	$1,351.3

(a)	Deferred Policy Acquisition Cost
(b)	Future Policy Benefits, Losses, Claims and Loss Expenses
(c)	Unearned Premiums
(d)	Premium Revenue, net (premiums earned)
(e)	Benefits, Claims, Losses and Settlement Expenses
(f)	Amortization (Deferral) of Deferred Policy Acquisition Costs
(g)	Premiums Written, net
(1)	Net Investment Income allocated based upon each segment’s share of investable funds.
(2)	The amortization (deferral) of DAC will not equal the change in the balance sheet. See Note 1, “Business and Significant Accounting Policies” for further discussion.
(3)	Other Insurance Expenses allocated based on specific identification, where possible, and related activities.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Balance at Beginning of Year	Charged to Cost and Expense	Capital Loss Carryforward	Net Operating Loss Carryforward	Charged to Other Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2015
Deducted from assets:
Valuation allowance for deferred tax asset	$25.4	$(1.0)	$—	$—	$(1.6)	$—	$22.8
Year Ended December 31, 2014
Deducted from assets:
Valuation allowance for deferred tax asset	$56.2	$(30.7)	$—	$—	$(0.1)	$—	$25.4
Year Ended December 31, 2013
Deducted from assets:
Valuation allowance for deferred tax asset	$52.5	$(1.0)	$—	$—	$4.7	$—	$56.2

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE VI

SUPPLEMENTAL INFORMATION FOR PROPERTY-CASUALTY INSURANCE COMPANIES

(in millions)

	For the Years Ended December 31,
	2015	2014	2013
Deferred acquisition costs	$132.4	$124.6	$113.9
Reserves for losses and loss adjustment expenses	$3,123.6	$3,042.4	$3,230.3
Unamortized discount in reserves for losses	$14.9	$17.6	$19.5
Unearned premiums	$886.7	$817.2	$779.1
Premiums earned	$1,371.9	$1,338.1	$1,303.8
Net investment income	$85.6	$86.6	$100.0
Losses and loss adjustment expenses incurred:
Current year	$798.5	$785.1	$775.6
Prior years	(32.4)	(37.7)	(33.6)
Losses and loss adjustment expenses incurred	$766.1	$747.4	$742.0
Deferral of policy acquisition costs (1)	$(0.9)	$(5.4)	$(15.8)
Paid losses and loss adjustment expenses, net of reinsurance	$733.5	$736.7	$753.5
Gross premiums written	$2,012.1	$1,905.4	$1,888.4

(1)	The amortization (deferral) of policy acquisition costs will not equal the change in the balance sheet. For further discussion, see Note 1, “Business and Significant Accounting Policies.”