Form 10-Q
period 2016-03-31
Argo Group International Holdings, Ltd.
filed 2016-05-05
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding (net of treasury shares) of each of the issuer’s classes of common shares as of May 2, 2016.

Title	Outstanding
Common Shares, par value $1.00 per share	27,492,452

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	March 31,	December 31,
	2016	2015 *
	(Unaudited)
Assets
Investments:
Fixed maturities, at fair value:
Available-for-sale (cost: 2016 - $2,911.8; 2015 - $2,971.0)	$2,907.6	$2,927.3
Equity securities, at fair value (cost: 2016 - $324.5; 2015 - $349.7)	430.3	463.9
Other investments (cost: 2016 - $532.1; 2015 - $499.6)	523.0	513.7
Short-term investments, at fair value (cost: 2016 - $266.1; 2015 - $211.2)	266.2	210.8
Total investments	4,127.1	4,115.7
Cash	122.9	121.7
Accrued investment income	21.3	21.6
Premiums receivable	448.4	404.5
Reinsurance recoverables	1,151.1	1,121.1
Goodwill	152.2	152.2
Intangible assets, net of accumulated amortization	71.9	73.3
Current income taxes receivable, net	9.3	11.6
Deferred acquisition costs, net	136.4	132.4
Ceded unearned premiums	308.0	250.8
Other assets	271.1	220.7
Total assets	$6,819.7	$6,625.6
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$3,141.5	$3,123.6
Unearned premiums	907.8	886.7
Accrued underwriting expenses	121.4	133.9
Ceded reinsurance payable, net	410.1	312.4
Funds held	87.7	77.6
Senior unsecured fixed rate notes	139.4	139.3
Other indebtedness	56.4	55.2
Junior subordinated debentures	172.7	172.7
Deferred tax liabilities, net	31.5	23.6
Other liabilities	45.8	32.5
Total liabilities	5,114.3	4,957.5
Commitments and contingencies (Note 13)
Shareholders' equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 37,162,077 and 37,105,922 shares issued at March 31, 2016 and December 31, 2015, respectively	37.2	37.1
Additional paid-in capital	970.8	964.9
Treasury shares (9,525,296 and 9,181,644 shares at March 31, 2016 and December 31, 2015, respectively)	(350.1)	(331.1)
Retained earnings	1,007.2	985.7
Accumulated other comprehensive income, net of taxes	40.3	11.5
Total shareholders' equity	1,705.4	1,668.1
Total liabilities and shareholders' equity	$6,819.7	$6,625.6

*	Derived from audited consolidated financial statements.

See accompany notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares and per share amount)

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Premiums and other revenue:
Earned premiums	$344.9	$334.6
Net investment income	21.2	25.7
Fee and other income	6.8	4.6
Net realized investment and other (losses) gains	(2.8)	11.1
Total revenue	370.1	376.0
Expenses:
Losses and loss adjustment expenses	191.6	183.7
Underwriting, acquisition and insurance expenses	132.6	129.6
Interest expense	4.8	4.9
Fee and other expense	6.5	5.0
Foreign currency exchange loss (gain)	1.5	(9.6)
Total expenses	337.0	313.6
Income before income taxes	33.1	62.4
Provision for income taxes	5.4	3.6
Net income	$27.7	$58.8
Net income per common share:
Basic	$1.00	$2.09
Diluted	$0.98	$2.05
Dividend declared per common share	$0.22	$0.20
Weighted average common shares:
Basic	27,710,955	28,129,692
Diluted	28,304,571	28,677,379

	For the Three Months Ended March 31,
	2016	2015
Net realized investment and other (losses) gains before other-than- temporary impairment losses	$(1.1)	$11.6
Other-than-temporary impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturities	(0.6)	(0.4)
Other-than-temporary impairment losses on equity securities	(1.1)	(0.1)
Impairment losses recognized in earnings	(1.7)	(0.5)
Net realized investment and other (losses) gains	$(2.8)	$11.1

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in millions)

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Net income	$27.7	$58.8
Other comprehensive income (loss):
Foreign currency translation adjustments	1.5	(3.1)
Unrealized gains (losses) on securities:
Gains (losses) arising during the year	38.8	(24.3)
Reclassification adjustment for (gains) losses included in net income	(7.8)	2.5
Other comprehensive income (loss) before tax	32.5	(24.9)
Income tax provision (benefit) related to other comprehensive income (loss):
Unrealized gains (loss) on securities:
Gains (losses) arising during the year	7.8	(2.8)
Reclassification adjustment for gains included in net income	(4.1)	(0.1)
Income tax provision (benefit) related to other comprehensive income (loss)	3.7	(2.9)
Other comprehensive income (loss), net of tax	28.8	(22.0)
Comprehensive income	$56.5	$36.8

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$27.7	$58.8
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	10.0	8.9
Share-based payments expense	3.0	5.2
Excess tax benefit from share-based payment arrangements	(0.1)	—
Deferred income tax provision, net	3.9	3.8
Net realized investment and other (gains) losses	2.8	(11.1)
Undistributed earnings from alternative investment portfolio	1.6	(4.9)
Amortization of debt extinguishment costs	(0.1)	(0.1)
Loss on disposals of fixed assets, net	0.1	0.2
Change in:
Accrued investment income	0.3	1.2
Receivables	(71.5)	(12.5)
Deferred acquisition costs	(3.9)	(5.4)
Ceded unearned premiums	(56.7)	(51.0)
Reserves for losses and loss adjustment expenses	14.6	(2.2)
Unearned premiums	19.7	13.1
Ceded reinsurance payable and funds held	107.5	27.9
Income taxes	2.4	7.7
Accrued underwriting expenses	(8.8)	(18.9)
Other, net	(1.3)	6.8
Cash provided by operating activities	51.2	27.5
Cash flows from investing activities:
Sales of fixed maturity investments	304.1	399.3
Maturities and mandatory calls of fixed maturity investments	133.2	142.0
Sales of equity securities	74.6	14.7
Sales of other investments	2.0	9.0
Purchases of fixed maturity investments	(389.5)	(514.5)
Purchases of equity securities	(35.8)	(19.9)
Purchases of other investments	(33.3)	(22.8)
Change in foreign regulatory deposits and voluntary pools	(1.1)	1.1
Change in short-term investments	(54.8)	3.7
Settlements of foreign currency exchange forward contracts	(3.9)	(2.2)
Purchases of fixed assets	(6.8)	(17.8)
Other, net	(14.2)	9.5
Cash (used) provided by investing activities	(25.5)	2.1
Cash flows from financing activities:
Amortization of debt issuance costs	0.1	0.1
Activity under stock incentive plans	0.3	0.9
Repurchase of Company's common shares	(19.0)	(17.0)
Excess tax expense from share-based payment arrangements	0.1	—
Payment of cash dividends to common shareholders	(6.2)	(5.7)
Cash used by financing activities	(24.7)	(21.7)
Effect of exchange rate changes on cash	0.2	0.2
Change in cash	1.2	8.1
Cash, beginning of period	121.7	81.0
Cash, end of period	$122.9	$89.1

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements of Argo Group International Holdings, Ltd. (“Argo Group,” “we” or the “Company”) and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The preparation of interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The major estimates reflected in our consolidated financial statements include, but are not limited to, reserves for losses and loss adjustment expenses; reinsurance recoverables, including the reinsurance recoverables allowance for doubtful accounts; estimates of written and earned premiums; reinsurance premium receivable; fair value of investments and assessment of potential impairment; valuation of goodwill and intangibles and our deferred tax asset valuation allowance. Actual results could differ from those estimates. Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 26, 2016.

The interim financial information as of, and for the three months ended, March 31, 2016 and 2015 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation.

During the first quarter of 2016, we evaluated our accounting for our alternative investment portfolio and determined that as we manage these investments to appreciate in value on a quarter to quarter basis, it is more appropriate to classify the change in value as net investment income as opposed to realized investment gains (losses). As a result, net investment income for the three months ended March 31, 2015 was increased $4.9 million and net realized investment and other gains were reduced $4.9 million for this reclassification.  For the three months ended March 31, 2016, we recorded a $1.6 million reduction to net investment income for the change in value of these securities.

2.	Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases” (Topic 842). ASU 2016-02 requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additionally, ASU 2016-02 modifies current guidance for lessors' accounting. ASU 2016-02 is effective for interim and annual reporting periods beginning on or after January 1, 2019, with early adoption permitted. We are currently assessing the impact that the adoption of ASU 2016-02 will have on our financial results and disclosures.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (Subtopic 825-10). The ASU will require equity investments that are not consolidated or accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net income. This ASU will also require us to assess the ability to realize of any deferred tax assets (“DTAs”) related to an available-for-sale debt security in combination with our other DTAs. The ASU will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently in the process of evaluating the impact of the adoption of ASU 2016-01 on our financial results and disclosures.

In May 2015, the FASB issued ASU 2015-09, “Disclosures about Short-Duration Contracts” (Topic 944). ASU 2015-09 requires additional disclosures for unpaid claim liabilities and claim adjustment expenses for short-duration insurance contracts (i.e., coverage provided for a fixed period of short duration, typically a year or less). The standard will require tables showing incurred and paid claims development information by accident year for the number of years claims typically remaining outstanding, but not more than 10 years, including a reconciliation of this information to the statement of financial position. This ASU is effective for annual periods beginning after December 15, 2015 and interim periods within annual periods after December 15, 2016. We are currently in the process of evaluating the impact of the adoption of ASU 2015-09 on our financial disclosures.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASU 2014-09 contains principles that an entity will need to apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations” (Topic 606) which reframes the indicators in the guidance to focus on evidence that an entity is acting as a principal rather than as an agent.

Entities can apply the final standard using one of the following two methods:

1.	retrospectively to each prior period presented; or
2.

retrospectively, with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application, with additional disclosures in reporting periods that include the date of initial application.

ASU 2014-09 is effective for interim and annual reporting periods beginning on or after January 1, 2017. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date” (Topic 606) which allows for a deferral of the implementation until January 1, 2018, and permits early application, but not before the original effective date of January 1, 2017. While insurance contracts are excluded from this ASU, fee income related to our brokerage operations and management of the third-party capital for our underwriting Syndicate at Lloyd’s will be subject to this updated guidance. We continue to evaluate what impact this ASU will have on our financial results and disclosures and which adoption method to apply, but do not anticipate such impact being material based on the limited revenue streams subject to the ASU.

Accounting Standards Retrospectively Adopted in 2016

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which amends the guidance in Accounting Standards Codification Topic 835-30 “Interest-Imputation of Interest.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the guidance was effective for annual and interim periods beginning after December 15, 2015. We adopted this guidance effective January 1, 2016 and adjusted our prior period balances to reflect the adoption of this guidance.

As of December 31, 2015, we reported $4.5 million of unamortized debt issuance costs related to our Senior unsecured fixed rate notes. The effects of the retrospective application of this guidance on individual financial statement line items in our Consolidated Balance Sheets were as follows:

	December 31, 2015
(in millions)	As Previously Reported	As Adjusted	Effect of Change
Other assets	$225.2	$220.7	$(4.5)
Senior unsecured fixed rate notes	143.8	139.3	(4.5)

The effects of the retrospective application of this guidance on individual financial statement line items in our Consolidated Statements of Cash Flows were as follows:

	For the three months ended March 31, 2015
(in millions)	As Previously Reported	As Adjusted	Effect of Change
Cash flows from operating activities:
Amortization of debt issuance costs	$—	$(0.1)	$(0.1)
Cash flows from financing activities:
Amortization of debt issuance costs	—	0.1	0.1

There were no changes to the Consolidated Statements of Income for the periods presented as a result of adoption of the authoritative guidance.

3.	Investments

Composition of Invested Assets

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments were as follows:

March 31, 2016
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
USD denominated:
U.S. Governments	$197.4	$2.1	$0.1	$199.4
Non-U.S. Governments	82.1	0.6	0.2	82.5
Obligations of states and political subdivisions	408.6	20.8	0.3	429.1
Credit-Financial	504.0	8.0	2.2	509.8
Credit-Industrial	533.2	9.8	7.8	535.2
Credit-Utility	162.1	2.4	11.3	153.2
Structured securities:
CMO/MBS-agency (1)	145.8	5.7	0.1	151.4
CMO/MBS-non agency	6.3	0.6	—	6.9
CMBS (2)	217.2	1.1	0.9	217.4
ABS (3)	116.4	0.4	0.3	116.5
CLO (4)	145.5	—	2.9	142.6
Foreign denominated:
Governments	166.9	2.4	10.6	158.7
Credit	119.7	1.6	15.0	106.3
ABS/CMBS	18.7	0.1	2.2	16.6
CLO	87.9	1.5	7.4	82.0
Total fixed maturities	2,911.8	57.1	61.3	2,907.6
Equity securities	324.5	121.0	15.2	430.3
Other investments	532.1	7.5	16.6	523.0
Short-term investments	266.1	0.1	—	266.2
Total investments	$4,034.5	$185.7	$93.1	$4,127.1

(1)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(2)	Commercial mortgage-backed securities (“CMBS”).
(3)	Asset-backed securities (“ABS”).
(4)	Collateralized loan obligations (“CLO”).

December 31, 2015
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
USD denominated:
U.S. Governments	$207.9	$0.7	$0.7	$207.9
Non-U.S. Governments	92.9	—	1.2	91.7
Obligations of states and political subdivisions	467.6	20.7	0.3	488.0
Credit-Financial	533.3	6.1	3.5	535.9
Credit-Industrial	524.2	5.4	11.7	517.9
Credit-Utility	168.7	0.9	13.4	156.2
Structured securities:
CMO/MBS-agency (1)	126.5	5.0	0.5	131.0
CMO/MBS-non agency	11.0	0.6	0.1	11.5
CMBS (2)	182.2	0.5	1.5	181.2
ABS (3)	111.4	0.2	0.7	110.9
CLO (4)	137.1	0.2	1.7	135.6
Foreign denominated:
Governments	170.0	0.8	19.6	151.2
Credit	129.1	1.2	20.2	110.1
ABS/CMBS	24.1	0.1	2.3	21.9
CLO	85.0	0.7	9.4	76.3
Total fixed maturities	2,971.0	43.1	86.8	2,927.3
Equity securities	349.7	131.5	17.3	463.9
Other investments	499.6	15.0	0.9	513.7
Short-term investments	211.2	—	0.4	210.8
Total investments	$4,031.5	$189.6	$105.4	$4,115.7

(1)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(2)	Commercial mortgage-backed securities (“CMBS”).
(3)	Asset-backed securities (“ABS”).
(4)	Collateralized loan obligations (“CLO”).

Included in “Total investments” in our Consolidated Balance Sheets at March 31, 2016 and December 31, 2015 is $119.5 million and $95.3 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party participants that provide underwriting capital to the operations of our Syndicate 1200 segment.

Contractual Maturity

The amortized cost and fair values of fixed maturity investments as of March 31, 2016, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$241.9	$233.8
Due after one year through five years	1,343.9	1,341.1
Due after five years through ten years	430.5	434.7
Thereafter	157.7	164.6
Structured securities	737.8	733.4
Total	$2,911.8	$2,907.6

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Other Invested Assets

Details regarding the carrying value and unfunded investment commitments of the other invested assets portfolio as of March 31, 2016 and December 31, 2015 were as follows:

March 31, 2016
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$152.0	$—
Private equity	146.8	88.6
Long only funds	221.8	—
Other investments	2.4	—
Total other invested assets	$523.0	$88.6

December 31, 2015
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$146.9	$—
Private equity	144.1	90.2
Long only funds	200.0	—
Other investments	22.7	—
Total other invested assets	$513.7	$90.2

The following describes each investment type:

•	Hedge funds: Hedge funds include funds that primarily buy and sell stocks, including the short sales of stocks, multi-strategy credit, relative value credit and distressed credit.
•

Private equity: Private equity includes buyout funds, real asset/infrastructure funds, credit special situations funds, mezzanine lending funds and direct investments and strategic non-controlling minority investments in private companies that are principally accounted for using the equity method of accounting.

•

Long only funds: These funds include a fund that primarily owns domestic and international stocks, a fund that owns high yield fixed income securities and a fund that primarily owns investment-grade corporate and sovereign fixed income securities.

•

Other investments: Other investments include our participation in pools, foreign exchange currency forward contracts to manage exposure on losses related to global catastrophic events, certain non-U.S. dollar denominated investments and to minimize negative impacts to our investment portfolio returns.

Unrealized Losses and Other-Than-Temporary Impairments

An aging of unrealized losses on our investments in fixed maturities, equity securities, other investments and short-term investments is presented below:

March 31, 2016	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments (2)	$35.9	$0.1	$0.2	$—	$36.1	$0.1
Non-U.S. Governments (2)	21.1	0.2	1.8	—	22.9	0.2
Obligations of states and political subdivisions (1)	1.4	—	9.6	0.3	11.0	0.3
Credit-Financial	150.0	1.7	32.5	0.5	182.5	2.2
Credit-Industrial	144.1	5.6	24.5	2.2	168.6	7.8
Credit-Utility	72.0	6.2	17.5	5.1	89.5	11.3
Structured securities:
CMO/MBS-agency (1)	2.9	—	9.0	0.1	11.9	0.1
CMO/MBS-non agency (1)	0.1	—	—	—	0.1	—
CMBS	102.4	0.7	6.7	0.2	109.1	0.9
ABS	38.7	0.1	7.0	0.2	45.7	0.3
CLO	109.8	2.2	18.2	0.7	128.0	2.9
Foreign denominated:
Governments	102.0	10.5	0.3	0.1	102.3	10.6
Credit	89.6	14.9	0.8	0.1	90.4	15.0
ABS/CMBS	15.7	2.1	0.8	0.1	16.5	2.2
CLO	80.2	7.2	0.5	0.2	80.7	7.4
Total fixed maturities	965.9	51.5	129.4	9.8	1,095.3	61.3
Equity securities	100.4	15.2	—	—	100.4	15.2
Other investments	(16.3)	16.6	—	—	(16.3)	16.6
Short-term investments (1)	0.5	—	—	—	0.5	—
Total	$1,050.5	$83.3	$129.4	$9.8	$1,179.9	$93.1

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

December 31, 2015	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments (2)	$138.3	$0.7	$0.4	$—	$138.7	$0.7
Non-U.S. Governments (2)	80.2	1.2	2.2	—	82.4	1.2
Obligations of states and political subdivisions (1)	9.3	—	8.8	0.3	18.1	0.3
Credit-Financial	308.7	3.0	32.2	0.5	340.9	3.5
Credit-Industrial	320.4	9.6	28.7	2.1	349.1	11.7
Credit-Utility	111.6	8.5	16.4	4.9	128.0	13.4
Structured securities:
CMO/MBS-agency	26.9	0.2	8.4	0.3	35.3	0.5
CMO/MBS-non agency	7.0	0.1	—	—	7.0	0.1
CMBS (2)	126.3	1.5	3.0	—	129.3	1.5
ABS	91.8	0.4	6.8	0.3	98.6	0.7
CLO	103.5	1.4	12.5	0.3	116.0	1.7
Foreign denominated:
Governments	137.1	19.5	0.3	0.1	137.4	19.6
Credit	104.3	20.0	0.5	0.2	104.8	20.2
ABS/CMBS (2)	20.8	2.3	0.1	—	20.9	2.3
CLO	75.5	9.2	0.5	0.2	76.0	9.4
Total fixed maturities	1,661.7	77.6	120.8	9.2	1,782.5	86.8
Equity securities	112.4	17.3	—	—	112.4	17.3
Other investments	(0.5)	0.9	—	—	(0.5)	0.9
Short-term investments	5.8	0.4	—	—	5.8	0.4
Total	$1,779.4	$96.2	$120.8	$9.2	$1,900.2	$105.4

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

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

We hold a total of 6,922 securities, of which 2,240 were in an unrealized loss position for less than one year and 237 were in an unrealized loss position for a period one year or greater as of March 31, 2016. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increased credit spreads, foreign currency fluctuations and higher market yields relative to the date the securities were purchased, and for structured securities, by the performance of the underlying collateral, as well. In considering whether an investment is other-than-temporarily impaired or not, we also considered that we do not intend to sell the investments and it is unlikely that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. In situations where we did not recognize other-than-temporary losses on investments in our equity portfolio, we have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation, have the ability and intent to hold these investments until a recovery of the cost basis. We do not consider these investments to be other-than-temporarily impaired at March 31, 2016.

We recognized other-than-temporary losses on our fixed maturities portfolio of $1.1 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively. We recognized other-than-temporary losses on our equity portfolio of $0.6 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.

Realized Gains and Losses

The following table presents our gross realized investment and other gains (losses):

	For the Three Months Ended March 31,
(in millions)	2016	2015
Realized gains
Fixed maturities	$6.4	$4.1
Equity securities	19.3	3.8
Other investments	10.2	14.1
Short-term investments	0.2	—
Gain on sale of real estate holdings	—	0.3
Gross realized investment gains	36.1	22.3
Realized losses
Fixed maturities	(8.4)	(3.7)
Equity securities	(6.1)	(0.7)
Other investments	(22.6)	(5.2)
Short-term investments	(0.1)	(1.1)
Other-than-temporary impairment losses on fixed maturities	(0.6)	(0.4)
Other-than-temporary impairment losses on equity securities	(1.1)	(0.1)
Gross realized investment and other losses	(38.9)	(11.2)
Net realized investment and other (losses) gains	$(2.8)	$11.1

The cost of securities sold is based on the specific identification method.

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows:

(in millions)	Fixed Maturities	Equity Maturities	Other Investments	Other	Real Estate Holdings and Other	Tax Effects	Total
Three Months Ended March 31, 2016
Realized before impairments	$(2.0)	$13.2	$(12.4)	$0.1	$—	$(1.8)	$(2.9)
Realized - impairments	(0.6)	(1.1)	—	—	—	0.6	(1.1)
Change in unrealized	38.9	(9.0)	0.6	0.5	—	(3.7)	27.3

Three Months Ended March 31, 2015
Realized before impairments	$0.4	$3.1	$8.9	$(1.1)	$0.3	$(4.2)	$7.4
Realized - impairments	(0.4)	(0.1)	—	—	—	0.2	(0.3)
Change in unrealized	(12.3)	(10.8)	1.6	(0.3)	—	2.9	(18.9)

Foreign Currency Exchange Forward Contracts

We entered into foreign currency exchange forward contracts to manage currency exposure on losses related to certain global catastrophe events, manage currency exposure on our Canadian dollar (“CAD”) investment portfolio, minimize negative impacts to our investment portfolio returns, manage currency exposure on certain Euro (“EUR”) denominated investments and gain exposure to a total return strategy which invests in multiple currencies. These currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other investments. The realized and unrealized gains and losses are included in “Net realized investment and other (losses) gains” in our Consolidated Statements of Income.

The fair value of our foreign currency exchange forward contracts as of March 31, 2016 and December 31, 2015 was as follows:

	March 31,	December 31,
(in millions)	2016	2015
Canadian dollar (CAD) currency exposure	$(12.3)	$5.2
Euro (EUR) investment exposure	(4.2)	2.9
Total return strategy (1)	(0.1)	(0.8)
	$(16.6)	$7.3

(1)	Program incepted in 2015

The following table represents our gross investment realized gains and losses on our foreign currency exchange forward contracts:

	For the Three Months Ended March 31,
(in millions)	2016	2015
Realized gains
Global catastrophe	$—	$0.3
Canadian dollar (CAD) currency exposure	2.8	7.5
Euro (EUR) investment exposure	—	6.3
Investment portfolio return strategy	0.3	—
Total return strategy	6.4	—
Gross realized investment gains	9.5	14.1
Realized losses
Global catastrophe	—	(1.2)
Canadian dollar (CAD) currency exposure	(8.5)	(2.0)
Euro (EUR) investment exposure	(3.6)	—
Investment portfolio return strategy	(0.2)	—
Total return strategy	(9.0)	—
Gross realized investment losses	(21.3)	(3.2)
Net realized investment gains (losses) on foreign currency exchange forward contracts	$(11.8)	$10.9

Regulatory Deposits, Pledged Securities and Letters of Credit

At March 31, 2016, the amortized cost and fair value of investments on deposit with U.S., Canadian and various other agencies for regulatory purposes were $168.5 million and $175.3 million, respectively. At December 31, 2015, the amortized cost and fair value of investments on deposit with U.S., Canadian and various other agencies for regulatory purposes were $187.1 million and $192.8 million, respectively.

At March 31, 2016, investments with an amortized cost of $32.8 million and fair value of $32.9 million were pledged as collateral in support of irrevocable letters of credit (“LOCs”) in the amount of $26.4 million issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves. At December 31, 2015, investments with an amortized cost of $34.9 million and fair value of $35.0 million were pledged as collateral in support of irrevocable LOCs in the amount of $29.3 million issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves.

Our Corporate member’s capital supporting our Lloyd’s business was $207.3 million and $202.5 million at March 31, 2016 and December 31, 2015, respectively.

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

We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of March 31, 2016. A description of the valuation techniques we use to measure assets at fair value is as follows:

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

Equity Securities Level 2: We own interest in a mutual fund that is reported at fair value using Level 2 inputs. The valuation is based on the fund’s net asset value per share, at the end of each month. The underlying assets in the fund are valued primarily on the basis of closing market quotations or official closing prices on each valuation day.

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

Transfers Between Level 1 and Level 2 Securities: There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2016.

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	March 31, 2016	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$199.4	$139.8	$59.6	$—
Non-U.S. Governments	82.5	—	82.5	—
Obligations of states and political subdivisions	429.1	—	429.1	—
Credit-Financial	509.8	—	509.8	—
Credit-Industrial	535.2	—	535.2	—
Credit-Utility	153.2	—	153.2	—
Structured securities:
CMO/MBS-agency	151.4	—	151.4	—
CMO/MBS-non agency	6.9	—	6.9	—
CMBS	217.4	—	217.4	—
ABS	116.5	—	116.5	—
CLO	142.6	—	142.6	—
Foreign denominated:
Governments	158.7	—	158.7	—
Credit	106.3	—	106.3	—
ABS/CMBS	16.6	—	16.6	—
CLO	82.0	—	82.0	—
Total fixed maturities	2,907.6	139.8	2,767.8	—
Equity securities	430.3	427.6	2.1	0.6
Other investments	74.2	—	74.2	—
Short-term investments	266.2	257.4	8.8	—
	$3,678.3	$824.8	$2,852.9	$0.6

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2015	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$207.9	$150.4	$57.5	$—
Non-U.S. Governments	91.7	—	91.7	—
Obligations of states and political subdivisions	488.0	—	488.0	—
Credit-Financial	535.9	—	535.9	—
Credit-Industrial	517.9	—	517.9	—
Credit-Utility	156.2	—	156.2	—
Structured securities:
CMO/MBS-agency	131.0	—	131.0	—
CMO/MBS-non agency	11.5	—	11.5	—
CMBS	181.2	—	181.2	—
ABS	110.9	—	110.9	—
CLO	135.6	—	135.6	—
Foreign denominated:
Governments	151.2	—	151.2	—
Credit	110.1	—	110.1	—
ABS/CMBS	21.9	—	21.9	—
CLO	76.3	—	76.3	—
Total fixed maturities	2,927.3	150.4	2,776.9	—
Equity securities	463.9	457.6	5.6	0.7
Other investments	97.2	—	97.2	—
Short-term investments	210.8	203.6	7.2	—
	$3,699.2	$811.6	$2,886.9	$0.7

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

The fair value measurements in the tables above do not equal “Total investments” on our Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:

Fair Value Measurements Using Observable Inputs (Level 3)

(in millions)	Equity Securities	Total
Beginning balance, January 1, 2016	$0.7	$0.7
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	—
Included in other comprehensive income (loss)	—	—
Purchases, issuances, sales, and settlements
Purchases	—	—
Issuances	—	—
Sales	(0.1)	(0.1)
Settlements	—	—
Ending balance, March 31, 2016	$0.6	$0.6
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2016	$—	$—

(in millions)	Equity Securities	Total
Beginning balance, January 1, 2015	$0.9	$0.9
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	—
Included in other comprehensive income (loss)	—	—
Purchases, issuances, sales, and settlements
Purchases	—	—
Issuances	—	—
Sales	(0.2)	(0.2)
Settlements	—	—
Ending balance, December 31, 2015	$0.7	$0.7
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2015	$—	$—

At March 31, 2016 and December 31, 2015, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.

4.	Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Three Months Ended March 31,
(in millions)	2016	2015
Net reserves beginning of the year	$2,133.3	$2,137.1
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	194.8	187.4
Prior accident years	(3.2)	(3.7)
Losses and LAE incurred during calendar year, net of reinsurance	191.6	183.7
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	24.8	19.8
Prior accident years	144.7	141.0
Losses and LAE payments made during current calendar year, net of reinsurance:	169.5	160.8
Change in participation interest (1)	(42.3)	(1.2)
Foreign exchange adjustments	(3.6)	(6.0)
Net reserves - end of period	2,109.5	2,152.8
Add:
Reinsurance recoverables on unpaid losses and LAE, end of period	1,032.0	882.3
Gross reserves - end of period	$3,141.5	$3,035.1

(1)	Amount represents decreases in reserves due to change in syndicate participation

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

Impacting losses and LAE for the three months ended March 31, 2016 was $3.2 million in favorable prior years’ loss reserve development comprised of the following: $2.9 million of net favorable development in the Excess and Surplus Lines segment primarily the result of favorable development in the property lines and commercial automobile, partially offset by unfavorable development in the general and products liability lines; negligible development in the Commercial Specialty segment; $0.9 million of net favorable development in the International Specialty segment primarily driven by favorable development in the property reinsurance line and in the Brazil unit, partially offset by unfavorable development in the casualty lines; $0.8 million of net favorable development in the Syndicate 1200 segment primarily driven by favorable development in property lines, partially offset by unfavorable development in specialty lines; and $1.4 million of unfavorable development in the Run-off Lines segment primarily caused by unfavorable development in the Risk Management liability, offset in part by favorable development in run-off reinsurance claims.

Impacting losses and LAE for the three months ended March 31, 2015 was $3.7 million in favorable prior years’ loss reserve development comprised of the following: $5.7 million of net favorable development in the Excess and Surplus Lines segment primarily caused by favorable development in the general and products liability lines and commercial automobile, partially offset by unfavorable development in property lines; $4.7 million of net unfavorable development in the Commercial Specialty segment, primarily driven by unfavorable development in general liability due to increases in claim severity, as well as unfavorable development in short tail lines and workers compensation, partially offset by favorable development in auto liability; $2.5 million of net favorable development in the International Specialty segment primarily driven by favorable development in Argo Re and long-tail lines, partially offset by unfavorable development in the Brazil unit; $0.3 million of net favorable development in the Syndicate 1200 segment primarily driven by favorable development in various property classes, partially offset by unfavorable development in general liability; and $0.1 million of unfavorable development in the Run-off Lines segment primarily caused by unfavorable development in workers compensation lines and assumed asbestos and environmental liability, offset in part by favorable development in run-off reinsurance claims.

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

Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables approximates fair value. At March 31, 2016 and December 31, 2015, the carrying values of premiums receivable over 90 days were $13.6 million and $10.0 million, respectively. Included in “Reinsurance recoverables” in our Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, are amounts that are due from trade capital providers associated with the operations of Syndicate 1200. Upon settlement, the receivable is offset against the liability also reflected in our accompanying Consolidated Balance Sheets. At March 31, 2016 and December 31, 2015, the payable was in excess of the receivable. Of our reinsurance recoverables on paid losses, excluding amounts attributable to Syndicate 1200’s trade capital providers, at March 31, 2016 and December 31, 2015, the carrying values over 90 days were $11.4 million and $7.1 million, respectively. Our methodology for establishing our allowances for doubtful accounts includes specifically identifying all potential uncollectible balances regardless of aging. At March 31, 2016 and December 31, 2015, the allowance for doubtful accounts for premiums receivable was $2.4 million and $3.5 million, respectively, and the allowance for doubtful accounts for reinsurance recoverables on paid losses was $2.0 million and $2.2 million, respectively. Premiums receivable over 90 days were secured by collateral in the amount of $0.2 million at both March 31, 2016 and December 31, 2015. Reinsurance recoverables on paid losses over 90 days were secured by collateral in the amount of $0.6 million and $0.7 at March 31, 2016 and December 31, 2015, respectively.

Debt. At March 31, 2016 and December 31, 2015, the fair value of our Junior subordinated debentures, Senior unsecured fixed rate notes and Other indebtedness was estimated using appropriate market indices or quoted prices from external sources based on current market conditions.

A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	March 31, 2016		December 31, 2015
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures	$172.7	$158.4	$172.7	$166.5
Senior unsecured fixed rate notes	139.4	141.8	139.3	141.8
Other indebtedness:
Floating rate loan stock	55.8	51.2	54.6	52.7
Note payable	0.6	0.6	0.6	0.6
	$368.5	$352.0	$367.2	$361.6

6.	Shareholders’ Equity

On May 3, 2016, our Board of Directors declared a quarterly cash dividend in the amount of $0.22 on each share of common stock outstanding. The dividend will be paid on June 17, 2016 to shareholders of record at the close of business on June 1, 2016.

On February 16, 2016, our Board of Directors declared a quarterly cash dividend in the amount of $0.22 on each share of common stock outstanding. On March 15, 2016, we paid $6.2 million to our shareholders of record on March 1, 2016.

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

On November 5, 2013, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2013 Repurchase Authorization”). The 2013 Repurchase Authorization supersedes all the previous Repurchase Authorizations. As of March 31, 2016, availability under the 2013 Repurchase Authorization for future repurchases of our common shares was $44.1 million.

For the three months ended March 31, 2016, we repurchased a total of 343,652 common shares for $19.0 million. A summary of activity from January 1, 2016 through March 31, 2016 follows.

A summary of common shares repurchased for the three months ended March 31, 2016 is shown below:

Repurchase Type	Date Trading Plan Initiated	2016 Purchase Period	Number of Shares Repurchased	Average Price of Shares Repurchased	Total Cost (in millions)	Repurchase Authorization Year
10b5-1 Trading Plan	12/16/2015	01/04/2016-02/11/2016	266,538	$55.59	$14.8	2013
10b5-1 Trading Plan	03/16/2016	03/16/2016-03/28/2016	12,650	$55.76	0.7	2013
Open Market	N/A	01/01/2016-03/31/2016	64,464	$54.14	3.5	2013
Total			343,652	$55.32	$19.0

7.	Accumulated Other Comprehensive Income (Loss)

A summary of changes in accumulated other comprehensive income (loss), net of taxes (where applicable) by component for the three months ended March 31, 2016 and 2015 is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2016	$(21.6)	$40.0	$(6.9)	$11.5
Other comprehensive (loss) income before reclassifications	1.5	31.0	—	32.5
Amounts reclassified from accumulated other comprehensive (loss) income	—	(3.7)	—	(3.7)
Net current-period other comprehensive (loss) income	1.5	27.3	—	28.8
Balance at March 31, 2016	$(20.1)	$67.3	$(6.9)	$40.3

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2015	$(15.6)	$130.7	$(7.0)	$108.1
Other comprehensive (loss) income before reclassifications	(3.1)	(21.5)	—	(24.6)
Amounts reclassified from accumulated other comprehensive (loss) income	—	2.6	—	2.6
Net current-period other comprehensive (loss) income	(3.1)	(18.9)	—	(22.0)
Balance at March 31, 2015	$(18.7)	$111.8	$(7.0)	$86.1

The following table illustrates the amounts reclassified from accumulated other comprehensive income (loss) shown in the above tables that have been included in our Consolidated Statements of Income:

	For the Three Months Ended March 31,
(in millions)	2016	2015
Unrealized gains and losses on securities:
Net realized investment (gain) loss	$(7.8)	$2.5
Provision for income taxes	4.1	0.1
Net of taxes	$(3.7)	$2.6

8.	Net Income Per Common Share

The following table presents the calculation of net income per common share on a basic and diluted basis:

	For the Three Months Ended March 31,
(in millions, except number of shares and per share amounts)	2016	2015
Net income	$27.7	$58.8
Weighted average common shares outstanding - basic	27,710,955	28,129,692
Effect of dilutive securities:
Equity compensation awards	593,616	547,687
Weighted average common shares outstanding - diluted	28,304,571	28,677,379
Net income per common share:
Basic	$1.00	$2.09
Diluted	$0.98	$2.05

Excluded from the weighted average common shares outstanding calculation at March 31, 2016, and 2015 are 9,525,296 shares and 8,959,543 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date. For the three months ended March 31, 2016, there were no equity compensation awards with an anti-dilutive effect. For the three months ended

March 31, 2015, equity compensation awards to purchase 1,760 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expired during the second quarter 2015.

9.	Supplemental Cash Flow Information

Income taxes paid. We paid income taxes of $0.3 million and $0.5 million during the three months ended March 31, 2016 and 2015, respectively.

Income taxes recovered. We recovered income taxes of $0.3 million and $11.6 million during the three months ended March 31, 2016 and 2015, respectively.

Interest paid was as follows:

	For the Three Months Ended March 31,
(in millions)	2016	2015
Senior unsecured fixed rate notes	$2.3	$2.3
Junior subordinated debentures	1.8	1.7
Other indebtedness	0.8	0.8
Total interest paid	$4.9	$4.8

10.	Share-based Compensation

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

The following table summarizes the assumptions we used for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
Risk-free rate of return	1.37%	1.47%
Expected dividend yields	1.62%	1.63%
Expected award life (years)	4.61	4.71
Expected volatility	19.64%	22.09%

Argo Group’s Long-Term Incentive Plans

In November 2007, our shareholders approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), which provides for an aggregate of 4.5 million shares of our common stock that may be issued to executives, non-employee directors, and other key employees. As of May 2014, 1.46 million shares remained available for grant under the 2007 Plan. In May 2014, our shareholders approved the 2014 Long-Term Incentive Plan (the “2014 Plan”), which provides for an additional 2.8 million shares of our common stock to be available for issuance to executives, non-employee directors and other key employees. The share awards may be in the form of share options, SARs, restricted shares, restricted share awards, restricted share unit awards, performance awards, other share-based awards and other cash-based awards. Shares issued under this plan may be shares that are authorized and unissued or shares that we reacquired, including shares purchased on the open market. Share options and SARs will count as one share for the purposes of the limits under the incentive plans; restricted shares, restricted share units, performance units, performance shares or other share-based incentive awards which settle in common shares will count as 2.75 shares for purpose of the limits under the 2014 Plan.

Share options may be in the form of incentive share options, non-qualified share options and restorative options. Share options are required to have an exercise price that is not less than the market value on the date of grant. We are prohibited from repricing the options. The term of the share options cannot exceed seven years from the grant date.

A summary of restricted share activity as of March 31, 2016 and changes during the three months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2016	475,307	$40.46
Granted	210,463	$55.10
Vested and issued	(63,773)	$35.35
Expired or forfeited	(5,542)	$46.90
Outstanding at March 31, 2016	616,455	$45.93

The restricted shares vest over two to four years. Expense recognized under this plan for the restricted shares was $1.7 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively. Compensation expense for all share-based compensation awards is included in “Underwriting, acquisition and insurance expense” in the accompanying Consolidated Statements of Income. As of March 31, 2016, there was $22.9 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group.

In January 2016, we modified certain unvested cash-settled SARs, converting the awards into stock-settled SARs.  We evaluated this modification under the terms of ASU 718 “Share Based Payments”, and determined that no additional expense resulted from the conversion.  The expense for the stock-settled SARs will be amortized over the remaining vesting period.

A summary of stock-settled SARs activity as of March 31, 2016 and changes during the three months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2016	1,318,101	$32.50
Granted	542	$40.38
Converted from cash-settled SARs	864,035	$45.33
Exercised	(26,398)	$26.10
Expired or forfeited	(72,349)	$47.88
Outstanding at March 31, 2016	2,083,931	$37.37

The stock-settled SARs vest over a one to four year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. Expense recognized for the stock-settled SARs was $1.4 million and $0.6 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was $12.5 million of total unrecognized compensation cost related to stock-settled SARs outstanding.

A summary of cash-settled SARs activity as of March 31, 2016 and changes during the three months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2016	2,134,121	$39.22
Granted	540	$40.38
Converted to stock-settled SARs	(864,035)	$45.33
Exercised	(113,663)	$30.15
Expired or forfeited	(58,092)	$44.23
Outstanding at March 31, 2016	1,098,871	$35.10

The cash-settled SARs vest over a one to four year period. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We account for the cash-settled SARs as liability awards, which require the awards to be revalued at each reporting period. For the three months ended March 31, 2016, we recouped $0.3 million of expense, primarily related to the conversion of certain cash-settled SARs. Expense recognized for the cash-settled SARs was $2.7 million for the three months ended March 31, 2015. As of March 31, 2016, there was $1.1 million of total unrecognized compensation cost related to cash-settled SARs outstanding.

11.	Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses were as follows:

	For the Three Months Ended March 31,
(in millions)	2016	2015
Commissions	$57.1	$58.7
General expenses	70.6	72.9
Premium taxes, boards and bureaus	6.6	0.6
	134.3	132.2
Net deferral of policy acquisition costs	(1.7)	(2.6)
Total underwriting, acquisition and insurance expenses	$132.6	$129.6

Included in general expenses for the three months ended March 31, 2016 and 2015 was $3.0 million and $5.2 million, respectively, of expense for our total equity-related compensation. The increase in premium taxes, boards and bureaus for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was primarily due to a decline in the accrual for premium taxes and other assessments due to a change in accounting estimate in the first quarter of 2015.

12.	Income Taxes

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

Our income tax provision includes the following components:

	For the Three Months Ended March 31,
(in millions)	2016	2015
Current tax provision (benefit)	$1.5	$(0.2)
Deferred tax provision related to:
Future tax deductions	2.9	5.5
Valuation allowance change	1.0	(1.7)
Income tax provision	$5.4	$3.6

Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the three months ended March 31, 2016 and 2015, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

	For the Three Months Ended March 31,
(in millions)	2016			2015
	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$22.0		0.0%	$25.7		0.0%
United States	23.3		23.7%	28.5		20.2%
United Kingdom	(12.3)		1.5%	10.1		-21.9%
Belgium	—	(1)	0.0%	(0.2)		-4.8%
Brazil	(0.1)		0.0%	(1.9)		0.0%
United Arab Emirates	—	(1)	0.0%	0.1		0.0%
Ireland	—	(1)	0.0%	(0.2)		0.0%
Malta	0.2		0.0%	0.3		0.0%
Switzerland	—	(1)	19.8%	—	(1)	21.0%
Pre-tax income	$33.1			$62.4

(1)	Pre-tax income for the respective year was less than $0.1 million.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

	For the Three Months Ended March 31,
(in millions)	2016	2015
Income tax provision at expected rate	$5.8	$11.2
Tax effect of:
Tax-exempt interest	(0.9)	(0.9)
Dividends received deduction	(0.5)	(0.6)
Valuation allowance change	1.0	(1.7)
Other permanent adjustments, net	0.2	0.2
Adjustment for annualized rate	(1.5)	(0.5)
United States state tax benefit	—	(2.5)
Other foreign adjustments	—	(0.3)
Prior period adjustments to deferred	—	2.2
Prior year foreign taxes recovered	—	(1.2)
Deferred tax rate reduction	(0.3)	—
Foreign exchange adjustments	1.5	(2.4)
Foreign withholding taxes	0.1	0.1
Income tax provision	$5.4	$3.6

Income tax benefit - Foreign	$(0.2)	$(2.2)
Income tax provision - United States, Federal	5.5	9.5
Income tax benefit - United States, State	—	(3.8)
Foreign withholding tax - United States	0.1	0.1
Income tax provision	$5.4	$3.6

Our net deferred tax assets (liabilities) are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally two years for net operating losses and three years for capital losses for our United States operations. At March 31, 2016, we had a total net deferred tax liability of $7.7 million prior to any valuation allowance.

Management has determined that a valuation allowance is required for a portion of the tax-effected net operating loss carryforward included as part of the United States consolidated group of $16.8 million generated from PXRE Corporation and for the tax-effected net operating loss carryforward of $1.0 million from ARIS. The valuation allowances have been established as Internal Revenue Code Section 382 limits the application of net operating loss and net capital loss carryforwards following an ownership change. The loss carryforwards available per year are $2.8 million as required by Internal Revenue Code Section 382.

Furthermore, due to cumulative losses since inception, management has concluded that a valuation allowance is required for the full amount of the tax-effected net operating losses generated by our Brazil and Malta entities.

Accordingly, a valuation allowance of $23.8 million is required as of March 31, 2016 of which $14.9 million relates to the PXRE Corporation and ARIS loss carryforwards, $7.0 million relates to Brazil operations, and $1.9 million relates to Malta operations. For the three months ended March 31, 2016, the valuation allowance increased by $0.9 million pertaining to our Brazil operations and increased by $0.1 million pertaining to our Malta operations.

Of the PXRE Corporation net operating loss carryforwards, $15.3 million will expire if not used by December 31, 2025 and $1.5 million will expire if not used by December 31, 2027. Of the ARIS loss carryforward, $0.2 million will expire if not used by December 31, 2027, $0.4 million will expire if not used by December 31, 2028 and $0.4 million will expire if not used by December 31, 2029.

For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. We had no material unrecognized tax benefits as of March 31, 2016 and 2015. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2012. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2012.

13.	Commitments and Contingencies

Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

We have contractual commitments to invest up to $88.6 million related to our limited partnership investments at March 31, 2016. These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time, not to exceed thirteen years.

14.	Segment Information

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

Based on management’s evaluation of the Argo Pro platform’s shift in primary distribution channels and mix of admitted versus non-admitted business, we have reclassified Argo Pro’s results of operations and identifiable assets from Excess and Surplus Lines to the Commercial Specialty segment effective January 1, 2016, as the current makeup of the platform more closely aligns with our Commercial Specialty segment. The results of operations and identifiable assets for prior periods have been reclassified to conform to the current presentation.

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

Revenue and income (loss) before income taxes for each segment were as follows:

	For the Three Months Ended March 31,
(in millions)	2016	2015
Revenue:
Earned premiums
Excess and Surplus Lines	$119.8	$111.9
Commercial Specialty	86.8	83.8
International Specialty	37.8	36.2
Syndicate 1200	100.5	103.0
Run-off Lines	—	(0.3)
Total earned premiums	344.9	334.6
Net investment income (loss)
Excess and Surplus Lines	8.7	8.0
Commercial Specialty	5.1	5.0
International Specialty	3.3	2.9
Syndicate 1200	2.8	2.2
Run-off Lines	2.2	2.0
Corporate and Other	(0.9)	5.6
Total net investment income	21.2	25.7
Fee and other income	6.8	4.6
Net realized investment and other (losses) gains	(2.8)	11.1
Total revenue	$370.1	$376.0

	For the Three Months Ended March 31,
(in millions)	2016	2015
Income (loss) before income taxes
Excess and Surplus Lines	$21.2	$21.4
Commercial Specialty	13.7	7.1
International Specialty	10.3	8.9
Syndicate 1200	7.4	11.2
Run-off Lines	(1.4)	1.2
Total segment income before taxes	51.2	49.8
Corporate and Other	(15.3)	1.5
Net realized investment and other (losses) gains	(2.8)	11.1
Total income before income taxes	$33.1	$62.4

The table below presents earned premiums by geographic location for the three months ended March 31, 2016 and 2015. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Three Months Ended March 31,
(in millions)	2016	2015
Bermuda	$28.1	$23.9
Brazil	9.2	12.5
Malta	0.5	0.5
United Kingdom	100.6	101.9
United States	206.5	195.8
Total earned premiums	$344.9	$334.6

The following table represents identifiable assets:

	March 31,	December 31,
(in millions)	2016	2015
Excess and Surplus Lines	$2,258.5	$2,219.0
Commercial Specialty	1,575.9	1,589.7
International Specialty	832.5	761.7
Syndicate 1200	1,489.4	1,398.0
Run-off Lines	516.3	524.2
Corporate and Other	147.1	133.0
Total	$6,819.7	$6,625.6

Included in total assets at March 31, 2016 and December 31, 2015 are $478.1 million and $377.1 million, respectively, in assets associated with trade capital providers.

15.	Senior Unsecured Fixed Rate Notes

In September 2012, Argo Group (the “Parent Guarantor”), through its subsidiary Argo Group US (the “Subsidiary Issuer”), issued $143,750,000 aggregate principal amount of the Subsidiary Issuer’s 6.5% Senior Note due September 15, 2042 (the “Notes”). The Notes are unsecured and unsubordinated obligations of the Subsidiary Issuer and rank equally in right of payment with all of the Subsidiary Issuer’s other unsecured and unsubordinated debt. The Notes are guaranteed on a full and unconditional senior unsecured basis by the Parent Guarantor. The Notes may be redeemed, for cash, in whole or in part, on or after September 15, 2017, at the Subsidiary Issuer’s option, at any time and from time to time, prior to maturity at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date.

In accordance with ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (Topic 835), we present the unamortized debt issuance costs in the balance sheet as a direct deduction from the carrying value of the debt liability. At March 31, 2016 and December 31, 2015, the Notes consisted of the following:

(in millions)	March 31, 2016	December 31, 2015
Senior unsecured fixed rate notes
Principal	$143.8	$143.8
Less: unamortized debt issuance costs	(4.4)	(4.5)
Senior unsecured fixed rate notes, less unamortized debt issuance costs	$139.4	$139.3

In accordance with Article 10 of SEC Regulation S-X, we have elected to present condensed consolidating financial information in lieu of separate financial statements for the Subsidiary Issuer. The following tables present condensed consolidating financial information at March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015, the Parent Guarantor and the Subsidiary Issuer. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.

The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations and cash flows of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2016

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$(11.5)	$2,782.9	$1,355.7	$—	$4,127.1
Cash	—	74.3	48.6	—	122.9
Accrued investment income	—	15.8	5.5	—	21.3
Premiums receivable	—	178.3	270.1	—	448.4
Reinsurance recoverables	—	1,226.3	(75.2)	—	1,151.1
Goodwill and other intangible assets, net	—	129.1	95.0	—	224.1
Current income taxes receivable, net	—	6.2	3.1	—	9.3
Deferred acquisition costs, net	—	56.3	80.1	—	136.4
Ceded unearned premiums	—	146.4	161.6	—	308.0
Other assets	12.0	161.4	97.7	—	271.1
Intercompany note receivable	—	50.3	(50.3)	—	—
Investments in subsidiaries	1,762.2	—	—	(1,762.2)	—
Total assets	$1,762.7	4,827.3	1,991.9	$(1,762.2)	$6,819.7
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	2,199.9	941.6	$—	$3,141.5
Unearned premiums	—	504.9	402.9	—	907.8
Funds held and ceded reinsurance payable, net	—	755.0	(257.2)	—	497.8
Long-term debt	28.3	284.3	55.9	—	368.5
Deferred tax liabilities, net	—	22.5	9.0	—	31.5
Accrued underwriting expenses and other liabilities	15.0	81.5	70.7	—	167.2
Due to (from) affiliates	14.0	(1.4)	1.4	(14.0)	—
Total liabilities	57.3	3,846.7	1,224.3	(14.0)	5,114.3
Total shareholders' equity	1,705.4	980.6	767.6	(1,748.2)	1,705.4
Total liabilities and shareholders' equity	$1,762.7	$4,827.3	$1,991.9	$(1,762.2)	$6,819.7

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2015

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$6.2	$2,761.0	$1,348.5	$—	$4,115.7
Cash	—	88.8	32.9	—	121.7
Accrued investment income	—	16.4	5.2	—	21.6
Premiums receivable	—	166.4	238.1	—	404.5
Reinsurance recoverables	—	1,212.2	(91.1)	—	1,121.1
Goodwill and other intangible assets, net	—	129.8	95.7	—	225.5
Current income taxes receivable, net	—	4.7	6.9	—	11.6
Deferred acquisition costs, net	—	58.2	74.2	—	132.4
Ceded unearned premiums	—	125.8	125.0	—	250.8
Other assets	8.2	151.7	60.8	—	220.7
Intercompany note receivable	—	49.8	(49.8)	—	—
Investments in subsidiaries	1,715.9	—	—	(1,715.9)	—
Total assets	$1,730.3	$4,764.8	$1,846.4	$(1,715.9)	$6,625.6
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,194.1	$929.5	$—	$3,123.6
Unearned premiums	—	501.5	385.2	—	886.7
Funds held and ceded reinsurance payable, net	—	702.6	(312.6)	—	390.0
Long-term debt	28.4	284.2	54.6	—	367.2
Deferred tax liabilities, net	—	11.9	11.7	—	23.6
Accrued underwriting expenses and other liabilities	16.3	95.4	54.7	—	166.4
Due to (from) affiliates	17.5	2.3	(2.3)	(17.5)	—
Total liabilities	62.2	3,792.0	1,120.8	(17.5)	4,957.5
Total shareholders' equity	1,668.1	972.8	725.6	(1,698.4)	1,668.1
Total liabilities and shareholders' equity	$1,730.3	$4,764.8	$1,846.4	$(1,715.9)	$6,625.6

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$119.9	$225.0	$—	$344.9
Net investment income (expense)	(0.6)	12.6	9.2	—	21.2
Fee and other income	—	5.2	1.6	—	6.8
Net realized investment and other (losses) gains	—	11.2	(14.0)	—	(2.8)
Total revenue	(0.6)	148.9	221.8	—	370.1
Expenses:
Losses and loss adjustment expenses	—	68.3	123.3	—	191.6
Underwriting, acquisition and insurance expenses	5.2	47.6	79.8	—	132.6
Interest expense	0.3	3.9	0.6	—	4.8
Fee and other expense	—	6.2	0.3	—	6.5
Foreign currency exchange loss	—	—	1.5	—	1.5
Total expenses	5.5	126.0	205.5	—	337.0
Income before income taxes	(6.1)	22.9	16.3	—	33.1
Provision for income taxes	—	5.4	—	—	5.4
Net income before equity in earnings of subsidiaries	(6.1)	17.5	16.3	—	27.7
Equity in undistributed earnings of subsidiaries	33.8	—	—	(33.8)	—
Net income	$27.7	$17.5	$16.3	$(33.8)	$27.7

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$135.1	$199.5	$—	$334.6
Net investment income (expense)	(0.2)	19.4	6.5	—	25.7
Fee and other income	—	3.6	1.0	—	4.6
Net realized investment and other (losses) gains	—	11.0	0.1	—	11.1
Total revenue	(0.2)	169.1	207.1	—	376.0
Expenses:
Losses and loss adjustment expenses	—	80.2	103.5	—	183.7
Underwriting, acquisition and insurance expenses	4.7	51.9	73.0	—	129.6
Interest expense	0.5	3.8	0.6	—	4.9
Fee and other expense	—	4.4	0.6	—	5.0
Foreign currency exchange loss (gains)	—	0.8	(10.4)	—	(9.6)
Total expenses	5.2	141.1	167.3	—	313.6
Income before income taxes	(5.4)	28.0	39.8	—	62.4
Provision for income taxes	—	5.8	(2.2)	—	3.6
Net income before equity in earnings of subsidiaries	(5.4)	22.2	42.0	—	58.8
Equity in undistributed earnings of subsidiaries	64.2	—	—	(64.2)	—
Net income	$58.8	$22.2	$42.0	$(64.2)	$58.8

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$5.6	$23.1	$22.5	$—	$51.2
Cash flows from investing activities:
Proceeds from sales of investments	—	306.0	74.7	—	380.7
Maturities and mandatory calls of fixed maturity investments	—	84.8	48.4	—	133.2
Purchases of investments	—	(364.1)	(94.5)	—	(458.6)
Change in short-term investments and foreign regulatory deposits	0.3	(34.6)	(21.6)	—	(55.9)
Settlements of foreign currency exchange forward contracts	—	—	(3.9)	—	(3.9)
Purchases of fixed assets and other, net	—	(10.9)	(10.1)	—	(21.0)
Cash provided (used by) investing activities	0.3	(18.8)	(7.0)	—	(25.5)
Cash flows from financing activities:
Amortization of debt issuance costs	—	0.1	—		0.1
Activity under stock incentive plans	0.3	—	—	—	0.3
Repurchase of Company's common shares	—	(19.0)	—	—	(19.0)
Excess tax expense from share-based payment arrangements	—	0.1	—	—	0.1
Payment of cash dividend to common shareholders	(6.2)	—	—	—	(6.2)
Cash used by financing activities	(5.9)	(18.8)	—	—	(24.7)
Effect of exchange rate changes on cash	—	—	0.2	—	0.2
Change in cash	—	(14.5)	15.7	—	1.2
Cash, beginning of the period	—	88.8	32.9	—	121.7
Cash, end of period	$—	$74.3	$48.6	$—	$122.9

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows (used by) from operating activities	$2.9	$43.5	$(18.9)	$—	$27.5
Cash flows from investing activities:
Proceeds from sales of investments	—	340.1	82.9	—	423.0
Maturities and mandatory calls of fixed maturity investments	—	114.5	27.5	—	142.0
Purchases of investments	—	(471.4)	(85.8)	—	(557.2)
Change in short-term investments and foreign regulatory deposits	1.1	7.0	(3.3)	—	4.8
Settlements of foreign currency exchange forward contracts	0.7	—	(2.9)	—	(2.2)
Purchases of fixed assets and other, net	0.1	(11.3)	2.9	—	(8.3)
Cash provided (used by) investing activities	1.9	(21.1)	21.3	—	2.1
Cash flows from financing activities:
Amortization of debt issuance costs	—	0.1	—	—	0.1
Activity under stock incentive plans	0.9	—	—	—	0.9
Repurchase of Company's common shares	—	(17.0)	—	—	(17.0)
Payment of cash dividend to common shareholders	(5.7)	—	—	—	(5.7)
Cash used by financing activities	(4.8)	(16.9)	—	—	(21.7)
Effect of exchange rate changes on cash	—	—	0.2	—	0.2
Change in cash	—	5.5	2.6	—	8.1
Cash, beginning of period	—	49.3	31.7	—	81.0
Cash, end of period	$—	$54.8	$34.3	$—	$89.1

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

16.	Subsequent Event

On May 3, 2016, our Board of Directors declared a 10% stock dividend payable on June 15, 2016, to shareholders of record at the close of business on June 1, 2016. Based upon information available to us as of the dividend declaration date, we estimate approximately 2.7 million shares will be issued upon payment of the stock dividend. The share numbers and per share amounts disclosed in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements have not been retroactively adjusted to give effect to the stock dividend. Presented below are pro forma basic and diluted net income per common share after giving effect for the stock dividend:

	For the Three Months Ended March 31,
	2016	2015
Pro forma net income per common share:
Basic	$0.91	$1.90
Diluted	$0.89	$1.87

The pro forma impact of the stock dividend on the Consolidated Balance Sheet at March 31, 2016 is an increase in common stock of $2.7 million, an increase in additional paid-in capital of $150.9 million and a decrease to retained earnings of $153.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2016 compared with the three months ended March 31, 2015, and also a discussion of our financial condition as of March 31, 2016. This discussion and analysis should be read in conjunction with the attached unaudited interim Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2016, including the audited Consolidated Financial Statements and notes thereto.

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

Consolidated Results of Operations

For the three months ended March 31, 2016, we reported net income of $27.7 million, or $0.98 per diluted share.  For the three months ended March 31, 2015, we reported net income of $58.8 million, or $2.05 per diluted share.

The following is a comparison of selected data from our operations:

	For the Three Months Ended March 31,
(in millions)	2016	2015
Gross written premiums	$519.8	$476.7
Earned premiums	$344.9	$334.6
Net investment income	21.2	25.7
Fee and other income	6.8	4.6
Net realized investment and other (losses) gains	(2.8)	11.1
Total revenue	$370.1	$376.0
Income before income taxes	$33.1	$62.4
Provision for income taxes	5.4	3.6
Net income	$27.7	$58.8
Loss ratio	55.5%	54.9%
Expense ratio	38.5%	38.7%
Combined ratio	94.0%	93.6%

The increase in consolidated gross written premiums was primarily attributable to growth in our segments resulting from our introduction of new products and increased renewals. Partially offsetting the increases was increased competition for both new and renewal business and pressure on rates across all of our segments.  The increase in earned premiums was attributable to the growth in gross written premiums, partially offset by declines in the Syndicate 1200 segment due to a reduction in our participation interest, resulting in our retaining a lower percentage of earned premiums.

The decline in consolidated net investment income was primarily attributable to a $6.5 million decline in the return on our alternative investment portfolio, from a $4.9 million gain for the three months ended March 31, 2015 to a $1.6 million loss for the same period ended 2016.  During the first quarter of 2016, we evaluated our accounting for our alternative investment portfolio and determined that as we manage these investments to appreciate in value on a quarter to quarter basis, it is more appropriate to classify the change in value as net investment income as opposed to realized investment gains (losses). Absent the results of these investments, net investment income increased $1.9 million from $20.8 million for the three months ended March 31, 2015 to $22.7 million for the same period ended 2016.  The increase was primarily due to increased dividends from our equity portfolio.

Consolidated net realized investment and other (losses) gains for the three months ended March 31, 2016 were negatively impacted by foreign currency exchange rates during the quarter.  Included in net realized losses was a $17.1 million realized loss generated by the foreign currency changes, including $11.8 million realized loss on our foreign currency forward contracts.  For the three months ended March 31, 2016, we recognized $1.7 million of other-than-temporary impairment losses from the write down of certain investment securities.  Partially offsetting these realized losses was $16.0 million in realized gains from the sales of certain equity and fixed maturity holdings.  Included in realized investment and other gains for the three months ended March 31, 2015 were $3.5 million in realized gains from the sale of certain equity and fixed maturity holdings, coupled with a $8.9 million realized gain on our other invested asset portfolio.

Consolidated losses and loss adjustment expenses were $191.6 million and $183.7 million for the three months ended March 31, 2016 and 2015, respectively.  Included in losses and loss adjustment expenses for the three months ended March 31, 2016 and 2015 was $3.3 million and $3.0 million, respectively, in catastrophe losses attributable to winter storms.  Included in losses and loss adjustment expenses for the three months ended March 31, 2016 and 2015 was $3.2 million and $3.7 million, respectively, of net favorable loss reserve development on prior accident years.

The following table summarizes the above referenced loss reserve development with respect to prior year loss reserves by line of business for the three months ended March 31, 2016.

(in millions)	2015 Net Reserves	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2015 Net Reserves
General liability	$948.3	$3.1	0.3%
Workers compensation	322.2	0.3	0.1%
Syndicate 1200 liability	194.0	(0.1)	-3.6%
Commercial multi-peril	163.3	2.8	7.5%
Commercial auto liability	128.7	(2.1)	-3.8%
Syndicate 1200 property	95.0	(1.7)	-2.0%
Reinsurance - nonproportional assumed property	67.3	(1.7)	-2.5%
Special property	21.9	(2.9)	-13.2%
All other lines	192.6	(0.9)	-0.5%
Total	$2,133.3	$(3.2)	-0.2%

In determining appropriate reserve levels for the three months ended March 31, 2016, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates.  No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for losses and loss adjustment expenses and record our best estimate.  Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data.  While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent years, this does not imply that more recent accident years’ reserves will also develop favorably; pricing, reinsurance costs, legal environment, general economic conditions including changes in inflation and many other factors impact management’s ultimate loss estimates.

When determining reserve levels, we recognize that there are several factors that present challenges and uncertainties to the estimation of net loss reserves.  Our net retained losses vary by product and they have generally increased over time.  To properly recognize these uncertainties, actuarial reviews have given significant consideration to the paid and incurred Bornhuetter-Ferguson (“BF”) methodologies.  Compared with other actuarial methodologies, the paid and incurred BF methods assign smaller weight to actual reported loss experience, with the greatest weight assigned to an expected or planned loss ratio.  The expected or planned loss ratio has typically been determined using various assumptions pertaining to prospective loss frequency and loss severity.  In setting reserves at March 31, 2016 we continued to consider the paid and incurred BF methods for recent years.

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

Consolidated gross reserves for losses and loss adjustment expenses were $3,141.5 million (including $131.0 million of reserves attributable to Syndicate 1200 segment's trade capital providers) and $3,035.1 million (including $79.4 million of reserves attributable to Syndicate 1200 segment's trade capital providers) as of March 31, 2016 and 2015, respectively.  Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances.  Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Consolidated underwriting, insurance and acquisition expenses were $132.6 million and $129.6 million for the three months ended March 31, 2016 and 2015, respectively.  The decline in the consolidated expense ratio for 2016 as compared to 2015 was primarily attributable to reduced fixed costs driven by reduced equity and other compensation costs.  The 2015 acquisition expense ratio was favorably impacted by a reduction in premium taxes and other assessments due to a change in accounting estimate.

Consolidated interest expense was comparable at $4.8 million and $4.9 million for the three months ended March 31, 2016 and 2015, respectively.

Consolidated foreign currency exchange loss was $1.5 million for the three months ended March 31, 2016 compared to a $9.6 million foreign currency exchange gain for the same period ended 2015.  The changes in the foreign currency exchange gains were due to fluctuations of the United States Dollar, on a weighted average basis, against the currencies in which we transact our business. For the three months ended March 31, 2016, the United States Dollar weakened against all major currencies, excluding the British Pound. For the three months ended March 31, 2015, the United States Dollar appreciated against all major currencies.

The consolidated provision for income taxes was $5.4 million three months ended March 31, 2016 compared to $3.6 million for the same period ended 2015.  The income tax provision represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which we operate.  Therefore, the provision for income taxes represents taxes on net income for our United States, Ireland, Belgium, Brazil, Switzerland and United Kingdom operations.  The consolidated effective income tax rates were 16.2% and 5.8% for the three months ended March 31, 2016 and 2015, respectively.  The effective tax rate for 2015 was reduced by a $3.5 million state tax refund recorded by our United States operation, coupled with increased income in our Bermuda operation, which is not subject to income taxes.  Additionally, our United Kingdom based operations reported a tax benefit for the three months ended March 31, 2015 primarily due to the effects of foreign currency exchange rates.

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

In the first quarter of 2016, management evaluated the composition of our operating segments.  Based on this evaluation, we determined that the operations of Argo Pro (previously reported in the Excess and Surplus Lines segment) more closely aligns with our Commercial Specialty segment, due to a shift in primary distribution channels and mix of admitted versus non-admitted business.  Additionally, the operations of our Dubai based business (previously reported in our Internationality Specialty segment) were shifted to our Syndicate 1200 segment, as we determined that we could access the Dubai market more efficiently as predominately a Lloyd’s coverholder. The results of operations for prior periods have been reclassified to conform to the current presentation.

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

Excess and Surplus Lines

The following table summarizes the results of operations for the Excess and Surplus Lines segment:

	For the Three Months Ended March 31,
(in millions)	2016	2015
Gross written premiums	$146.2	$138.7
Earned premiums	$119.8	$111.9
Losses and loss adjustment expenses	68.7	61.6
Underwriting, acquisition and insurance expenses	37.2	35.4
Underwriting income	13.9	14.9
Net investment income	8.7	8.0
Interest expense	(1.4)	(1.5)
Income before income taxes	$21.2	$21.4
Loss ratio	57.4%	55.0%
Expense ratio	31.1%	31.7%
Combined ratio	88.5%	86.7%

The increase in gross written and earned premiums for the three months ended March 31, 2016 as compared to the same period in 2015 was primarily attributable to growth in all units, with the exception of contract and transportation.  Premiums for the contract unit continued to decline due to increased competition and low rates.  Offsetting these declines was growth primarily in the casualty lines. The Excess and Surplus lines segment continues to be impacted by increased competition and pressure on rates.

Included in losses and loss adjustment expense for the three months ended March 31, 2016 was $2.2 million in catastrophe losses from winter storm activity in the United States, compared to $0.5 million for the same period ended 2015.   Included in losses and loss adjustment expenses for the three months ended March 31, 2016 was $2.9 million of net favorable loss reserve development on prior accident years primarily within the property and commercial automobile lines of business, partially offset by unfavorable development in general and products liability lines of business.  Included in losses and loss adjustment expenses for the three months ended March 31, 2015 was $5.7 million of net favorable loss reserve development on prior accident years primarily within the general and products liability lines of business, partially offset by unfavorable development in property lines.

The decline in the expense ratio for the three months ended March 31, 2016 as compared to the same period in 2015 was primarily attributable to a decline in acquisition expenses due to increased ceding commissions received and a decline in contingent commissions payable.

Commercial Specialty

The following table summarizes the results of operations for the Commercial Specialty segment:

	For the Three Months Ended March 31,
(in millions)	2016	2015
Gross written premiums	$141.4	$130.9
Earned premiums	$86.8	$83.8
Losses and loss adjustment expenses	46.8	52.7
Underwriting, acquisition and insurance expenses	29.7	27.4
Underwriting income	10.3	3.7
Net investment income	5.1	5.0
Interest expense	(0.8)	(0.8)
Fee and other income	4.5	3.6
Fee and other expense	(5.4)	(4.4)
Income before income taxes	$13.7	$7.1
Loss ratio	53.9%	62.9%
Expense ratio	34.1%	32.7%
Combined ratio	88.0%	95.6%

The increase in gross written and earned premiums for the three months ended March 31, 2016 as compared to the same period in 2015 was primarily attributable to growth in our management liability, errors and omissions, commercial programs and surety units, partially offset by declines in our grocery, retail and mining units.  Gross written premiums were negatively impacted by decreasing rates and increasing competition coupled with adverse economic conditions in the energy and mining sectors.

Included in losses and loss adjustment expense for the three months ended March 31, 2016 and 2015 was $0.1 million and $0.5 million, respectively, in catastrophe losses for winter storm activity in the United States.  For the three months ended March 31, 2016 net favorable loss reserve development on prior accident years was negligible driven by favorable development in auto liability, workers compensation and property lines offset by unfavorable development in other liability lines. Included in losses and loss adjustment expenses for the three months ended March 31, 2015 was $4.7 million of net unfavorable loss reserve development on prior accident years, primarily attributable to unfavorable development in general liability, workers compensation and short-tail lines, partially offset by net favorable development in the errors and omissions lines.

The increase in the expense ratio for the three months ended March 31, 2016 as compared to the same period ended 2015 was primarily attributable to the recording, in the first quarter of 2015, of a $3.2 million decline in acquisition expense due to a decline in the accrual for premiums taxes and other assessments due to a change in accounting estimate.  Additionally, the expense ratio for the three months ended March 31, 2016 was favorably impacted by increased fronting fees and ceding commissions.

Fee and other income increased for the three months ended March 31, 2016 as compared to the same period ended 2015 due to increased commissions received for our public entity business.  The increase in fee and other expense was a function of the increased revenues.

International Specialty

The following table summarizes the results of operations for the International Specialty segment:

	For the Three Months Ended March 31,
(in millions)	2016	2015
Gross written premiums	$70.2	$65.5
Earned premiums	$37.8	$36.2
Losses and loss adjustment expenses	19.4	16.4
Underwriting, acquisition and insurance expenses	10.7	13.0
Underwriting income	7.7	6.8
Net investment income	3.3	2.9
Interest expense	(0.7)	(0.8)
Income before income taxes	$10.3	$8.9
Loss ratio	51.3%	45.3%
Expense ratio	28.4%	35.9%
Combined ratio	79.7%	81.2%

Gross written and earned premiums increased for the three months ended March 31, 2016 as compared to the same period in 2015 due to increases in our property reinsurance, professional lines and casualty units due to increased retention percentages.  Gross written and earned premiums for the Brazil unit declined primarily due to the suspension of writing certain lines as we focused on improving profitability.

Included in losses and loss adjustment expenses for each of the three months ended March 31, 2016 and 2015 was $1.0 million in catastrophe losses for winter storm activity. Included in losses and loss adjustment expenses for the three months ended March 31, 2016 was $0.9 million in net favorable development on prior accident years loss reserves primarily driven by favorable development in our short tail property reinsurance lines and Brazil units, partially offset by unfavorable development in our casualty lines. Included in losses and loss adjustment expenses for the three months ended March 31, 2015 was $2.5 million in net favorable development on prior accident years loss reserves primarily driven by favorable development in our short tail property reinsurance, professional liability and casualty lines, partially offset by unfavorable development in our Brazil unit.

The decline in the expense ratio for the three months ended March 31, 2016 as compared to the same period in 2015 was primarily attributable to increased ceding commission and lower contingent commissions payable in our property reinsurance lines, coupled with lower compensation expenses and lower expenses in our Brazil unit.

Syndicate 1200

The following table summarizes the results of operations for the Syndicate 1200 segment:

	For the Three Months Ended March 31,
(in millions)	2016	2015
Gross written premiums	$162.0	$141.9
Earned premiums	$100.5	$103.0
Losses and loss adjustment expenses	55.3	52.9
Underwriting, acquisition and insurance expenses	41.1	40.8
Underwriting income	4.1	9.3
Net investment income	2.8	2.2
Interest expense	(0.6)	(0.7)
Fee and other income	1.6	1.0
Fee and other expense	(0.5)	(0.6)
Income before income taxes	$7.4	$11.2
Loss ratio	55.0%	51.4%
Expense ratio	40.8%	39.6%
Combined ratio	95.8%	91.0%

For 2016, we reduced our participation percentage on the Syndicate to 63%, down from 68% for 2015.  The balance of the capital supporting the Syndicate is made up primarily by trade and other capital providers.  The increase in gross written premiums for the three months ended March 31, 2016 as compared to the same period in 2015 was primarily attributable to increases in all divisions, excluding specialty and aerospace, as we continued to establish new products and expand profitable lines.  Earned premiums reflect the impact of the decline in our participation during 2016, coupled with an increase in ceded written premiums resulting from reinstatement premiums and a higher proportion of binder business which earns at a slower rate.

Losses and loss adjustment expenses are reported net of losses ceded to the trade capital providers. The Syndicate 1200 segment reported no catastrophe losses for the three months ended March 31, 2016, compared to $1.0 million of catastrophe storm losses for the same period in 2015.  Included in losses and loss adjustment expense for the three months ended March 31, 2016 was the effects of a large onshore energy loss.  Also included in losses and loss adjustment expenses for the three months ended March 31, 2016 and 2015 was $0.8 million and $0.3 million, respectively, of net favorable development on prior accident years loss reserves across multiple lines.

The increase in the expense ratio for the three months ended March 31, 2016 as compared to the same period in 2015 was primarily due to increased commission and broker expenses resulting from current market conditions.

Fee income and other income represent fees and profit commission derived from the management of third party capital for our underwriting syndicate at Lloyd’s.  The increase in net fee and other income for the three ended March 31, 2016 as compared to the same periods in 2015 was primarily due to increased management fees and profit commissions resulting from the reduction in our participation in the syndicate.  Fee and other expenses were comparable for the periods presented.

Run-off Lines

The following table summarizes the results of operations for the Run-off Lines segment:

	For the Three Months Ended March 31,
(in millions)	2016	2015
Earned premiums	$—	$(0.3)
Losses and loss adjustment expenses	1.4	0.1
Underwriting, acquisition and insurance expenses	1.8	—
Underwriting loss	(3.2)	(0.4)
Net investment income	2.2	2.0
Interest expense	(0.4)	(0.4)
(Loss) income before income taxes	$(1.4)	$1.2

Earned premiums were primarily attributable to adjustments resulting from final audits, reinstatement premiums and other adjustments on policies previously underwritten.

Loss expense for the Run-off Lines segment for the three months ended March 21, 2016 was due to unfavorable development in the run-off workers compensation and other run-off lines, partially offset by favorable development in the run-off reinsurance lines.  Losses and loss adjustment expenses for the three months ended March 31, 2015 was the result of net unfavorable prior accident years loss reserve development in our run-off workers compensation and asbestos liability lines partially offset by net favorable reserve development in our run-off reinsurance lines.  The following table represents a reconciliation of total gross and net reserves for the Run-off Lines. Amounts in the net column are reduced by reinsurance recoverable.

The following table represents a reconciliation of total gross and net reserves for the Run-off Lines. Amounts in the net column are reduced by reinsurance recoverable.

	Three Months Ended March 31,
	2016		2015
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of period	$46.4	$43.5	$53.9	$50.4
Incurred losses	0.4	0.4	1.0	1.0
Losses paid	(1.8)	(1.7)	(1.5)	(1.4)
Loss reserves - asbestos and environmental, end of period	45.0	42.2	53.4	50.0
Risk management reserves	248.3	153.8	254.0	166.5
Run-off reinsurance reserves	2.4	2.4	4.0	4.0
Other run-off lines	4.5	4.2	3.4	3.1
Total loss reserves - Run-off Lines	$300.2	$202.6	$314.8	$223.6

Underwriting, acquisition and insurance expenses for the Run-off Lines segment consists primarily of administrative expenses.  Underwriting expense for the three months ended March 31, 2015 was favorably impacted by a $2.4 million decline in the accrual for premiums taxes and other assessments due to a change in accrual methodology.

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

Cash provided by operating activities can fluctuate due to a timing difference in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the three months ended March 31, 2016, and 2015, net cash provided by operating activities was $51.2 million and $27.5 million, respectively. The increase in cash flows from operating activities from 2016 to 2015 was driven by the timing of reinsurance payments primarily concentrated in the Syndicate 1200 segment.

For the three months ended March 31, 2016, net cash used by investing activities was $25.5 million, compared to net cash provided by investing activities of $2.1 million for the three months ended March 31, 2015. The increase in cash flows used in investing activities in 2016 from 2015 was mainly the result of increased purchases of short-term investments and equity securities, partially offset by the inflow of cash from the sale of equity securities. As of March 31, 2016, $266.2 million of the investment portfolio was invested in short-term investments. Included in purchases of fixed assets for the three months ended March 31, 2015 was $11.2 million associated with the acquisition of real estate holdings, which were purchased on our behalf by a third-party intermediary using funds held in escrow from the fourth quarter 2014 sale of the Torrance, California real estate holdings, as previously disclosed in our December 31, 2014 Form 10-K.

For the three months ended March 31, 2016 and 2015, net cash used by financing activities was $24.7 million and $21.7 million, respectively. During the three months ended March 31, 2016 and 2015, we repurchased approximately 343,652 and 353,054 shares of our common stock for a total cost of $19.0 million and $17.0 million, respectively. We paid cash dividends to our shareholders totaling $6.2 million and $5.7 million during the three months ended March 31, 2016 and 2015, respectively.

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

Included in the Credit Agreement is a provision that allows up to $17.5 million of the revolving credit facility to be used for letters of credit (“LOCs”), subject to availability. As of March 31, 2016, there were no borrowings outstanding and $0.2 million in LOCs against the Credit Facility.

On November 5, 2013, our Board authorized the repurchase of up to $150.0 million of our common shares (“2013 Repurchase Authorization”). The 2013 Repurchase Authorization supersedes all the previous repurchase authorizations. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of March 31, 2016, availability under the 2013 Repurchase Authorization for future repurchases of our common shares was $44.1 million.

Refer to Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2015 that Argo Group filed with the SEC on February 26, 2016 for further discussion on Argo Group’s liquidity.

Recent Accounting Standards and Critical Accounting Estimates

New Accounting Standards

The discussion of the adoption and pending adoption of recently issued accounting policies is included in Note 2, “Recently Issued Accounting Standards,” in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 - “Consolidated Financial Statements (unaudited).”

Critical Accounting Estimates

Refer to “Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 that we filed with the SEC on February 26, 2016 for information on accounting policies that we consider critical in preparing our consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.

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

Our portfolio also includes alternative investments that may invest in both long and short equities, corporate debt and securities, currencies, real estate, commodities, and derivatives. We attempt to mitigate our risk by selecting managers with extensive experience, proven track records, and robust controls and processes, diversifying our alternatives portfolios by using several managers, and investing in several different types of asset classes and mandates.

As shown on the accompanying table, our fixed maturities portfolio is diversified among different types of investments. The securities are principally rated by one or more Nationally Recognized Statistical Rating Organizations (i.e., Standard & Poor’s, Moody’s Investors Services, Inc., and Fitch Ratings, Ltd). If a security has two ratings, the lower rating is used, and if a security has three ratings, the middle rating is used in the preparation of this table. At March 31, 2016, our fixed maturities portfolio had a weighted average rating of A+, with 72.5% ($2,107.7 million fair value) rated A or better and 32.9% ($956.3 million fair value) rated AAA. Our portfolio included 10.2% ($296.7 million fair value) of less than investment grade (BB+ or lower) fixed maturities at March 31, 2016.

	Fair Value
(in millions)	AAA	AA	A	Other	Total
USD denominated:
U.S. Governments	$199.0	$—	$—	$0.4	$199.4
Non-U.S. Governments	40.9	12.4	8.0	21.2	82.5
Obligations of states and political subdivisions	97.6	235.6	70.0	25.9	429.1
Credit-Financial	4.7	60.7	262.8	181.6	509.8
Credit-Industrial	4.5	18.1	127.2	385.4	535.2
Credit-Utility	2.8	19.3	32.3	98.8	153.2
Structured securities:
CMO/MBS-agency	151.4	—	—	—	151.4
CMO/MBS-non agency	—	3.8	2.5	0.6	6.9
CMBS	143.5	35.1	37.1	1.7	217.4
ABS	110.5	0.3	1.7	4.0	116.5
CLO	74.5	17.8	34.0	16.3	142.6
Foreign denominated:
Governments	104.3	26.9	1.1	26.4	158.7
Credit	2.2	25.5	57.1	21.5	106.3
ABS/CMBS	16.6	—	—	—	16.6
CLO	3.8	30.3	31.8	16.1	82.0
Total fixed maturities	$956.3	$485.8	$665.6	$799.9	$2,907.6

We also hold a diversified investment portfolio of common stocks in various industries and market segments, ranging from small market capitalization stocks to large capitalization companies. Marketable equity securities are carried on our Consolidated Balance Sheets at fair value, and are subject to the risk of potential loss in fair value resulting from adverse changes in prices. At March 31, 2016, the fair value of our equity securities portfolio was $430.3 million.

Our portfolio also includes alternative investments that may invest in both long and short equities, corporate debt and securities, currencies, real estate, commodities, and derivatives. We attempt to mitigate our risk by selecting managers with extensive experience, proven track records, and robust controls and processes, diversifying our alternatives portfolios by using several managers, and investing in several different types of asset classes and mandates.

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

Foreign Currency Risk

We have exposure to foreign currency risk in both our insurance contracts and invested assets, and to a lesser extent in a portion of our debt. Some of our insurance contracts provide that ultimate losses may be payable in various foreign currencies. Foreign currency exchange rate risk exists where we do not have cash or securities denominated in the currency for which we will ultimately pay the claims. Thus, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance polices that are payable in foreign currencies with cash and investments that are denominated in such currencies. In certain instances, we use foreign exchange forward contracts to mitigate this risk. Due to the extended time frame for settling the claims plus the fluctuation in currency exchange rates, the potential exists for us to realize gains and/or losses related to foreign exchange rates. In addition, we may experience foreign currency gains or losses related to exchange rate fluctuations in operating expenses as certain operating costs are payable in currencies other than the U.S. Dollar. For the three months ended March 31, 2016, we recorded realized losses of $ 1.5 million from movements in foreign currency rates on our insurance operations. In addition, we recorded realized losses of $ 5.4 million from movements on foreign currency rates in our investment portfolio and realized losses of $ 11.8 million from our currency forward contracts for the three months ended March 31, 2016. We had unrealized losses at March 31, 2016 of $ 25.1 million in movements on foreign currency rates in our investment portfolio, which are recorded in “Other comprehensive income, net of taxes”

in our Consolidated Balance Sheets. These losses are principally related to the weakening of the non-U.S. Dollar denominated investment exchange rates to the U.S. Dollar.

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

There were no changes in the internal control over financial reporting made during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis.  From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Our subsidiaries are parties to legal actions incidental to their business.  Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

Item 1A.  Risk Factors

See “Risk Factors” in the Argo Group Annual Report on Form 10-K for the year ended December 31, 2015 for a detailed discussion of the additional risk factors affecting us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

On November 5, 2013, our Board authorized the repurchase of up to $150.0 million of our common shares (“2013 Repurchase Authorization”). The 2013 Repurchase Authorization supersedes all the previous Repurchase Authorizations.

From January 1, 2016 through March 31, 2016, we have repurchased a total 343,652 shares of our common shares for a total cost of $ 19.0 million.  Since the inception of the repurchase authorizations through March 31, 2016, we have repurchased 9,525,296 shares of our common stock at an average price of $36.75 for a total cost of $350.1 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981.  As of March 31, 2016, availability under the 2013 Repurchase Authorization for future repurchases of our common shares was $44.1 million.

The following table provides information with respect to shares of our common stock that were repurchased or surrendered during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publically Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
January 1 through January 31, 2016	162,896	$56.47	162,356	$53,966,630
February 1 through February 29, 2016	158,859	$54.05	156,823	$45,489,944
March 1 through March 31, 2016	31,648	$56.05	24,473	$44,122,167
Total	353,403		343,652

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under our various employees equity compensation plans.  For the three months ended March 31, 2016, we received 9,751 shares of our common stock, with an average price paid per share of $56.03 that were surrendered by employees in payment for the minimum required withholding taxes. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Submission of Matters to a Vote of Security Holders

The Company held its 2016 Annual General Meeting on May 3, 2016. At the 2016 Annual General Meeting, the Company’s shareholders (1) elected the Company’s three Class III director nominees to the Company’s board of directors, (2) voted for the Company’s executive compensation on a non-binding, advisory basis, and (3) approved Ernst & Young LLP’s appointment as the Company’s independent auditors for the fiscal year ending December 31, 2016.

The results of each vote, including the number of abstentions and broker non-votes, are set forth below for each matter brought to a shareholder vote at the 2016 Annual General Meeting.

				Broker
Director	For	Against	Abstentions	Non-Votes
F. Sedgwick Browne	23,769,318	310,771	35,216	1,588,816
Kathleen A. Nealon	23,578,743	502,788	33,774	1,588,816
John H. Tonelli	23,575,882	502,506	36,917	1,588,816

				Broker
	For	Against	Abstentions	Non-Votes
Advisory Approval of Executive Compensation	22,831,317	1,256,566	27,422	1,588,816

				Broker
	For	Against	Abstentions	Non-Votes
Appointment of Independent Auditors	25,427,879	263,921	12,321	—

Amended and Restated Employee Share Purchase Plan

On May 3, 2016, Argo Group amended and restated its 2007 Employee Share Purchase Plan. The material changes to the Employee Share Purchase Plan include (1) a substantial reduction in the number of shares available under the plan from over 2,000,000 shares to 780,089 shares, (2) the elimination of the automatic annual increase of 200,000 shares in the plan pool, and (3) the elimination of the fixed duration of the plan, which was previously set to terminate as of November 14, 2017. The description of the material terms and conditions of the Argo Group International Holdings, Ltd. Employee Share Purchase Plan is qualified in its entirety by reference to Exhibit 10.1 hereto, which is incorporated herein by reference.

Share Repurchase Program

On May 3, 2016, the Board of Directors authorized the Company to repurchase up to $150 million of the Company’s common shares. The program allows the Company to repurchase its shares opportunistically from time to time when it believes that doing so would enhance long-term shareholder value. The repurchase authorization does not have a fixed expiration. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions with financial institutions or a combination of the foregoing. This share repurchase authorization replaces the previous $150 million stock repurchase authorization, approved by the Board of Directors in 2013.

Item 6.  Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index of this Form 10-Q, which immediately precedes such exhibits, and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1

Argo Group International Holdings, Ltd. Employee Share Purchase Plan, as amended and restated on May 3, 2016 (formerly known as the Argo Group International Holdings, Ltd. 2007 Employee Share Purchase Plan)

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

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

May 5, 2016	By	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

May 5, 2016	By	/s/ Jay S. Bullock
Jay S. Bullock
Executive Vice President and Chief Financial Officer