Form 10-Q
period 2016-06-30
Argo Group International Holdings, Ltd.
filed 2016-08-04
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding (net of treasury shares) of each of the issuer’s classes of common shares as of August 1, 2016.

Title	Outstanding
Common Shares, par value $1.00 per share	30,046,385

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	June 30,	December 31,
	2016	2015 *
	(Unaudited)
Assets
Investments:
Fixed maturities, at fair value:
Available-for-sale (cost: 2016 - $2,870.4; 2015 - $2,971.0)	$2,892.6	$2,927.3
Equity securities, at fair value (cost: 2016 - $335.7; 2015 - $349.7)	454.5	463.9
Other investments (cost: 2016 - $582.4; 2015 - $499.6)	585.7	513.7
Short-term investments, at fair value (cost: 2016 - $225.2; 2015 - $211.2)	225.3	210.8
Total investments	4,158.1	4,115.7
Cash	120.6	121.7
Accrued investment income	20.7	21.6
Premiums receivable	511.2	404.5
Reinsurance recoverables	1,205.0	1,121.1
Goodwill	152.2	152.2
Intangible assets, net of accumulated amortization	70.5	73.3
Current income taxes receivable, net	2.9	11.6
Deferred acquisition costs, net	144.6	132.4
Ceded unearned premiums	312.2	250.8
Other assets	262.8	220.7
Total assets	$6,960.8	$6,625.6
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$3,181.9	$3,123.6
Unearned premiums	956.5	886.7
Accrued underwriting expenses	104.5	133.9
Ceded reinsurance payable, net	432.6	312.4
Funds held	96.1	77.6
Senior unsecured fixed rate notes	139.4	139.3
Other indebtedness	57.1	55.2
Junior subordinated debentures	172.7	172.7
Deferred tax liabilities, net	45.1	23.6
Other liabilities	34.6	32.5
Total liabilities	5,220.5	4,957.5
Commitments and contingencies (Note 13)
Shareholders' equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 39,942,416 and 37,104,294 shares issued at June 30, 2016 and December 31, 2015, respectively	39.9	37.1
Additional paid-in capital	1,117.1	964.9
Treasury shares (9,900,239 and 9,181,644 shares at June 30, 2016 and December 31, 2015, respectively)	(371.1)	(331.1)
Retained earnings	885.3	985.7
Accumulated other comprehensive income, net of taxes	69.1	11.5
Total shareholders' equity	1,740.3	1,668.1
Total liabilities and shareholders' equity	$6,960.8	$6,625.6

*	Derived from audited consolidated financial statements.

See accompany notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares and per share amount)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Premiums and other revenue:
Earned premiums	$344.9	$346.0	$689.8	$680.6
Net investment income	35.7	24.4	56.9	50.1
Fee and other income	5.8	4.1	12.6	8.7
Net realized investment and other (losses) gains	(2.1)	2.7	(4.9)	13.8
Total revenue	384.3	377.2	754.4	753.2
Expenses:
Losses and loss adjustment expenses	196.6	190.6	388.2	374.3
Underwriting, acquisition and insurance expenses	133.0	139.5	265.6	269.1
Interest expense	4.9	4.6	9.7	9.5
Fee and other expense	5.7	4.8	12.2	9.8
Foreign currency exchange loss (gain)	4.5	3.0	6.0	(6.6)
Total expenses	344.7	342.5	681.7	656.1
Income before income taxes	39.6	34.7	72.7	97.1
Provision for income taxes	8.7	6.8	14.1	10.4
Net income	$30.9	$27.9	$58.6	$86.7
Net income per common share:
Basic	$1.03	$0.91	$1.93	$2.81
Diluted	$1.00	$0.89	$1.89	$2.76
Dividend declared per common share	$0.22	$0.18	$0.42	$0.36
Weighted average common shares:
Basic	30,187,592	30,742,865	30,333,417	30,841,708
Diluted	30,810,156	31,316,804	30,971,189	31,429,906

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net realized investment and other (losses) gains before other- than-temporary impairment losses	$2.8	$4.1	$1.7	$15.7
Other-than-temporary impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturities	(0.5)	(0.5)	(1.1)	(0.9)
Other-than-temporary impairment losses on equity securities	(4.4)	(0.9)	(5.5)	(1.0)
Impairment losses recognized in earnings	(4.9)	(1.4)	(6.6)	(1.9)
Net realized investment and other (losses) gains	$(2.1)	$2.7	$(4.9)	$13.8

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$30.9	$27.9	$58.6	$86.7
Other comprehensive income (loss):
Foreign currency translation adjustments	2.3	0.5	3.8	(2.6)
Unrealized gains (losses) on securities:
Gains (losses) arising during the year	39.1	(10.3)	77.9	(34.6)
Reclassification adjustment for gains included in net income	(0.3)	(9.5)	(8.1)	(7.0)
Other comprehensive income (loss) before tax	41.1	(19.3)	73.6	(44.2)
Income tax provision (benefit) related to other comprehensive income (loss):
Unrealized gains (loss) on securities:
Gains (losses) arising during the year	12.1	(7.5)	19.9	(10.3)
Reclassification adjustment for gains included in net income	0.2	(2.8)	(3.9)	(2.9)
Income tax provision (benefit) related to other comprehensive income (loss)	12.3	(10.3)	16.0	(13.2)
Other comprehensive income (loss), net of tax	28.8	(9.0)	57.6	(31.0)
Comprehensive income	$59.7	$18.9	$116.2	$55.7

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$58.6	$86.7
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	17.8	19.6
Share-based payments expense	5.6	12.9
Excess tax benefit from share-based payment arrangements	(0.1)	(0.1)
Deferred income tax provision, net	6.1	1.6
Net realized investment and other (gains) losses	4.9	(13.8)
Undistributed earnings from alternative investment portfolio	(10.9)	(7.5)
Amortization of debt issuance costs	0.1	0.1
Loss on disposals of fixed assets, net	0.1	0.2
Change in:
Accrued investment income	0.9	1.5
Receivables	(185.3)	(120.4)
Deferred acquisition costs	(11.8)	(15.0)
Ceded unearned premiums	(60.3)	(56.0)
Reserves for losses and loss adjustment expenses	51.0	41.1
Unearned premiums	66.5	82.7
Ceded reinsurance payable and funds held	138.5	87.4
Income taxes	9.1	8.7
Accrued underwriting expenses	(23.6)	(31.7)
Other, net	(35.7)	(3.4)
Cash provided by operating activities	31.5	94.6
Cash flows from investing activities:
Sales of fixed maturity investments	532.0	564.1
Maturities and mandatory calls of fixed maturity investments	673.3	382.6
Sales of equity securities	93.0	33.6
Sales of other investments	5.5	46.2
Purchases of fixed maturity investments	(1,119.0)	(907.6)
Purchases of equity securities	(59.6)	(48.0)
Purchases of other investments	(77.1)	(61.7)
Change in foreign regulatory deposits and voluntary pools	2.7	6.8
Change in short-term investments	(13.7)	(47.5)
Settlements of foreign currency exchange forward contracts	6.8	(4.6)
Purchases of fixed assets	(22.7)	(14.4)
Other, net	(0.9)	18.6
Cash provided (used by) investing activities	20.3	(31.9)
Cash flows from financing activities:
Activity under stock incentive plans	0.2	(1.4)
Repurchase of Company's common shares	(40.0)	(24.9)
Excess tax expense from share-based payment arrangements	0.1	0.1
Payment of cash dividends to common shareholders	(13.1)	(11.2)
Cash used by financing activities	(52.8)	(37.4)
Effect of exchange rate changes on cash	(0.1)	0.2
Change in cash	(1.1)	25.5
Cash, beginning of period	121.7	81.0
Cash, end of period	$120.6	$106.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The interim financial information as of, and for the three and six months ended, June 30, 2016 and 2015 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation.

During the first quarter of 2016, we evaluated our accounting for income from our alternative investment portfolio and determined that as we manage these investments to appreciate in value on a quarter to quarter basis, it is more appropriate to classify the change in value as net investment income as opposed to realized investment gains (losses). As a result, net investment income for the three and six months ended June 30, 2016 was increased $12.5 million and $10.9 million, respectively, and net realized investment and other gains were reduced by the same amounts for the respective periods. Net investment income for the three and six months ended June 30, 2015, include increases of $2.6 million and $7.5 million, respectively, related to the alternative investment portfolio, and net realized investment and other gains were reduced by the same amounts for the respective periods.

10% Stock Dividend

On May 3, 2016, our Board of Directors declared a 10% stock dividend, payable on June 15, 2016, to shareholders of record at the close of business on June 1, 2016. As a result of the stock dividend, 2,735,542 additional shares were issued. Cash was paid in lieu of fractional shares of our common shares. All references to share and per share amounts in this document and related disclosures have been adjusted to reflect the stock dividend for all periods presented.

2.	Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments” (Topic 326). ASU 2016-13 requires organizations to estimate credit losses on certain types of financial instruments, including receivables and available-for-sale debt securities, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The guidance requires a modified retrospective transition method and early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In March 2016, FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (Topic 718). ASU 2016-09 simplifies the accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning December 15, 2018. We are currently evaluating the impact that the adoption of ASU 2016-09 will have on our financial results and disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). ASU 2016-02 requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additionally, ASU 2016-02 modifies current guidance for lessors' accounting. ASU 2016-02 is effective for interim and annual reporting periods beginning on or after January 1, 2019, with early adoption permitted. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our financial results and disclosures.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (Subtopic 825-10). ASU 2016-01 will require equity investments that are not consolidated or accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net income. This ASU will also require us to assess the ability to realize our deferred tax assets (“DTAs”) related to an available-for-sale debt security in combination with our other DTAs. The ASU will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the impact that the adoption of ASU 2016-01 will have on our financial results and disclosures.

In May 2015, the FASB issued ASU 2015-09, “Disclosures about Short-Duration Contracts” (Topic 944). ASU 2015-09 requires additional disclosures for unpaid claim liabilities and claim adjustment expenses for short-duration insurance contracts (i.e., coverage provided for a fixed period of short duration, typically a year or less). The standard will require tables showing incurred and paid claims development information by accident year for the number of years claims typically remain outstanding, but not more than 10 years, including a reconciliation of this information to the statement of financial position. This ASU is effective for annual periods beginning after December 15, 2015 and interim periods within annual periods after December 15, 2016. We are currently evaluating the impact that the adoption of ASU 2015-09 will have on our financial disclosures.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (Subtopic 205-40). ASU 2014-15 requires entities to disclose whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. Management is also required to evaluate and disclose whether it plans to alleviate the doubt. The ASU will apply to both annual and interim reporting periods. The standard is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016.  We do not anticipate that the adoption of ASU 2014-15 will have a material impact on our consolidated financial statements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606), which replaces most existing GAAP revenue recognition guidance and permits the use of either the retrospective or cumulative effect transition method. In August 2015, “Deferral of the Effective Date” (Topic 606), deferred the effective date of this guidance to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. Subsequently, in 2016, the FASB issued implementation guidance related to ASU 2014-09, including:

•

ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (Topic 606), which is intended to provide further clarification on the application of the principal versus agent implementation;

•	ASU 2016-10, “Identifying Performance Obligations and Licensing” (Topic 606), which is intended to clarify the guidance for identifying promised goods or services in a contract with a customer;
•	ASU 2016-11, “Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” (Topic 605 & 815); and
•	ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients” (Topic 606), which amends certain aspects of ASU 2014-09 to address certain implementation issues.

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

The effects of the retrospective application of this guidance on individual financial statement line items in our Consolidated Statements of Cash Flows were as follows:

	For the six months ended June 30, 2015
(in millions)	As Previously Reported	As Adjusted	Effect of Change
Cash flows from operating activities:
Amortization of debt issuance costs	$—	$(0.1)	$(0.1)

There were no changes to the Consolidated Statements of Income for the periods presented as a result of adoption of the authoritative guidance.

3.	Investments

Composition of Invested Assets

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments were as follows:

June 30, 2016
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
USD denominated:
U.S. Governments	$188.9	$2.8	$—	$191.7
Non-U.S. Governments	81.2	0.9	0.1	82.0
Obligations of states and political subdivisions	390.2	24.5	0.2	414.5
Credit-Financial	496.7	10.8	0.5	507.0
Credit-Industrial	539.2	12.4	4.3	547.3
Credit-Utility	149.8	4.8	4.0	150.6
Structured securities:
CMO/MBS-agency (1)	150.7	5.8	—	156.5
CMO/MBS-non agency	5.9	0.5	—	6.4
CMBS (2)	208.9	2.2	0.4	210.7
ABS (3)	116.0	0.7	0.3	116.4
CLO (4)	140.8	0.2	2.2	138.8
Foreign denominated:
Governments	170.6	2.9	11.4	162.1
Credit	121.4	1.5	14.7	108.2
ABS/CMBS	15.5	—	2.7	12.8
CLO	94.6	1.0	8.0	87.6
Total fixed maturities	2,870.4	71.0	48.8	2,892.6
Equity securities	335.7	129.6	10.8	454.5
Other investments	582.4	9.1	5.8	585.7
Short-term investments	225.2	0.1	—	225.3
Total investments	$4,013.7	$209.8	$65.4	$4,158.1

(1)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(2)	Commercial mortgage-backed securities (“CMBS”).
(3)	Asset-backed securities (“ABS”).
(4)	Collateralized loan obligations (“CLO”).

December 31, 2015
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
USD denominated:
U.S. Governments	$207.9	$0.7	$0.7	$207.9
Non-U.S. Governments	92.9	—	1.2	91.7
Obligations of states and political subdivisions	467.6	20.7	0.3	488.0
Credit-Financial	533.3	6.1	3.5	535.9
Credit-Industrial	524.2	5.4	11.7	517.9
Credit-Utility	168.7	0.9	13.4	156.2
Structured securities:
CMO/MBS-agency (1)	126.5	5.0	0.5	131.0
CMO/MBS-non agency	11.0	0.6	0.1	11.5
CMBS (2)	182.2	0.5	1.5	181.2
ABS (3)	111.4	0.2	0.7	110.9
CLO (4)	137.1	0.2	1.7	135.6
Foreign denominated:
Governments	170.0	0.8	19.6	151.2
Credit	129.1	1.2	20.2	110.1
ABS/CMBS	24.1	0.1	2.3	21.9
CLO	85.0	0.7	9.4	76.3
Total fixed maturities	2,971.0	43.1	86.8	2,927.3
Equity securities	349.7	131.5	17.3	463.9
Other investments	499.6	15.0	0.9	513.7
Short-term investments	211.2	—	0.4	210.8
Total investments	$4,031.5	$189.6	$105.4	$4,115.7

(1)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(2)	Commercial mortgage-backed securities (“CMBS”).
(3)	Asset-backed securities (“ABS”).
(4)	Collateralized loan obligations (“CLO”).

Included in “Total investments” in our Consolidated Balance Sheets at June 30, 2016 and December 31, 2015 is $121.3 million and $95.3 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party participants that provide underwriting capital to the operations of our Syndicate 1200 segment.

Contractual Maturity

The amortized cost and fair values of fixed maturity investments as of June 30, 2016, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$277.6	$269.8
Due after one year through five years	1,278.8	1,287.2
Due after five years through ten years	426.5	440.7
Thereafter	155.1	165.7
Structured securities	732.4	729.2
Total	$2,870.4	$2,892.6

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Other Invested Assets

Details regarding the carrying value and unfunded investment commitments of the other invested assets portfolio as of June 30, 2016 and December 31, 2015 were as follows:

June 30, 2016
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$178.7	$3.0
Private equity	163.4	106.5
Long only funds	242.8	—
Other investments	0.8	—
Total other invested assets	$585.7	$109.5

December 31, 2015
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$146.9	$—
Private equity	144.1	90.2
Long only funds	211.0	—
Other investments	11.7	—
Total other invested assets	$513.7	$90.2

The following describes each investment type:

•	Hedge funds: Hedge funds include funds that primarily buy and sell stocks, including the short sales of stocks, multi-strategy credit, relative value credit and distressed credit.
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

Unrealized Losses and Other-Than-Temporary Impairments

An aging of unrealized losses on our investments in fixed maturities, equity securities, other investments and short-term investments is presented below:

June 30, 2016	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments (1)	$6.4	$—	$—	$—	$6.4	$—
Non-U.S. Governments (2)	11.8	0.1	1.6	—	13.4	0.1
Obligations of states and political subdivisions	0.2	—	9.9	0.2	10.1	0.2
Credit-Financial	42.8	0.2	29.0	0.3	71.8	0.5
Credit-Industrial	89.7	2.2	43.7	2.1	133.4	4.3
Credit-Utility	28.2	0.9	22.1	3.1	50.3	4.0
Structured securities:
CMO/MBS-agency (1) (2)	1.1	—	4.2	—	5.3	—
CMO/MBS-non agency (1)	0.1	—	—	—	0.1	—
CMBS	45.2	0.2	10.2	0.2	55.4	0.4
ABS (1)	15.3	—	6.2	0.3	21.5	0.3
CLO	64.8	1.4	40.6	0.8	105.4	2.2
Foreign denominated:
Governments	88.1	11.3	0.3	0.1	88.4	11.4
Credit	84.6	14.6	0.8	0.1	85.4	14.7
ABS/CMBS	10.6	2.1	2.2	0.6	12.8	2.7
CLO	73.9	7.1	10.4	0.9	84.3	8.0
Total fixed maturities	562.8	40.1	181.2	8.7	744.0	48.8
Equity securities	75.8	10.8	—	—	75.8	10.8
Other investments	(5.5)	5.8	—	—	(5.5)	5.8
Short-term investments (1)	0.4	—	—	—	0.4	—
Total	$633.5	$56.7	$181.2	$8.7	$814.7	$65.4

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

December 31, 2015	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments (2)	$138.3	$0.7	$0.4	$—	$138.7	$0.7
Non-U.S. Governments (2)	80.2	1.2	2.2	—	82.4	1.2
Obligations of states and political subdivisions (1)	9.3	—	8.8	0.3	18.1	0.3
Credit-Financial	308.7	3.0	32.2	0.5	340.9	3.5
Credit-Industrial	320.4	9.6	28.7	2.1	349.1	11.7
Credit-Utility	111.6	8.5	16.4	4.9	128.0	13.4
Structured securities:
CMO/MBS-agency	26.9	0.2	8.4	0.3	35.3	0.5
CMO/MBS-non agency	7.0	0.1	—	—	7.0	0.1
CMBS (2)	126.3	1.5	3.0	—	129.3	1.5
ABS	91.8	0.4	6.8	0.3	98.6	0.7
CLO	103.5	1.4	12.5	0.3	116.0	1.7
Foreign denominated:
Governments	137.1	19.5	0.3	0.1	137.4	19.6
Credit	104.3	20.0	0.5	0.2	104.8	20.2
ABS/CMBS (2)	20.8	2.3	0.1	—	20.9	2.3
CLO	75.5	9.2	0.5	0.2	76.0	9.4
Total fixed maturities	1,661.7	77.6	120.8	9.2	1,782.5	86.8
Equity securities	112.4	17.3	—	—	112.4	17.3
Other investments	(0.5)	0.9	—	—	(0.5)	0.9
Short-term investments	5.8	0.4	—	—	5.8	0.4
Total	$1,779.4	$96.2	$120.8	$9.2	$1,900.2	$105.4

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

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

We hold a total of 6,747 securities, of which 1,448 were in an unrealized loss position for less than one year and 335 were in an unrealized loss position for a period one year or greater as of June 30, 2016. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increased credit spreads, foreign currency fluctuations and higher market yields relative to the date the securities were purchased, and for structured securities, by the performance of the underlying collateral, as well. In considering whether an investment is other-than-temporarily impaired or not, we also considered that we do not intend to sell the investments and it is unlikely that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. In situations where we did not recognize other-than-temporary losses on investments in our equity portfolio, we have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation, have the ability and intent to hold these investments until a recovery of the cost basis. We do not consider these investments to be other-than-temporarily impaired at June 30, 2016.

We recognized other-than-temporary losses on our fixed maturities portfolio of $0.5 million and $1.1 million for the three and six months ended June 30, 2016, respectively.  We recognized other-than-temporary losses on our fixed maturities of $0.5 million and $0.9 million for the three and six months ended June 30, 2015, respectively. We recognized other-than-temporary losses on our equity portfolio of $4.4 million and $5.5 million for the three and six months ended June 30, 2016, respectively.  We recognized other-than-temporary losses on our equity portfolio of $0.9 million and $1.0 million for the three and six months ended June 30, 2015, respectively.

Realized Gains and Losses

The following table presents our gross realized investment and other gains (losses):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Realized gains
Fixed maturities	$4.6	$3.5	$11.0	$7.6
Equity securities	5.3	9.0	24.6	12.8
Other investments	16.8	4.8	27.0	18.9
Short-term investments	0.2	1.1	0.4	1.1
Other assets	—	—	—	—
Gain on sale of real estate holdings	—	0.1	—	0.4
Gross realized investment gains	26.9	18.5	63.0	40.8
Realized losses
Fixed maturities	(6.5)	(5.3)	(14.9)	(9.0)
Equity securities	(1.0)	(0.4)	(7.1)	(1.1)
Other investments	(16.6)	(8.4)	(39.2)	(13.6)
Short-term investments	—	(0.3)	(0.1)	(1.4)
Other-than-temporary impairment losses on fixed maturities	(0.5)	(0.5)	(1.1)	(0.9)
Other-than-temporary impairment losses on equity securities	(4.4)	(0.9)	(5.5)	(1.0)
Gross realized investment and other losses	(29.0)	(15.8)	(67.9)	(27.0)
Net realized investment and other (losses) gains	$(2.1)	$2.7	$(4.9)	$13.8

The cost of securities sold is based on the specific identification method.

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows:

(in millions)	Fixed Maturities	Equity Maturities	Other Investments	Other	Real Estate Holdings and Other	Tax Effects	Total
Three Months Ended June 30, 2016
Realized before impairments	$(1.9)	$4.3	$0.2	$0.2	$—	$(1.7)	$1.1
Realized - impairments	(0.5)	(4.4)	—	—	—	1.7	(3.2)
Change in unrealized	25.9	12.9	—	—	—	(12.3)	26.5

Three Months Ended June 30, 2015
Realized before impairments	$(1.8)	$8.6	$(3.6)	$0.8	$0.1	$(1.8)	$2.3
Realized - impairments	(0.5)	(0.9)	—	—	—	0.5	(0.9)
Change in unrealized	(6.0)	(14.0)	—	0.2	—	10.3	(9.5)

Six Months Ended June 30, 2016
Realized before impairments	$(3.9)	$17.5	$(12.2)	$0.3	$—	$(3.5)	$(1.8)
Realized - impairments	(1.1)	(5.5)	—	—	—	2.3	(4.3)
Change in unrealized	64.8	4.0	0.6	0.4	—	(16.0)	53.8

Six Months Ended June 30, 2015
Realized before impairments	$(1.4)	$11.7	$5.3	$(0.3)	$0.4	$(6.3)	$9.4
Realized - impairments	(0.9)	(1.0)	—	—	—	0.2	(1.7)
Change in unrealized	(18.3)	(24.9)	1.6	—	—	13.2	(28.4)

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

The fair value of our foreign currency exchange forward contracts as of June 30, 2016 and December 31, 2015 was as follows:

	June 30,	December 31,
(in millions)	2016	2015
Canadian dollar (CAD) currency exposure	$(5.1)	$5.2
Euro (EUR) investment exposure	0.4	2.9
Total return strategy	0.6	(0.8)
	$(4.1)	$7.3

The following table represents our gross investment realized gains and losses on our foreign currency exchange forward contracts:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Realized gains
Global catastrophe (1)	$—	$0.2	$—	$0.5
Canadian dollar (CAD) currency exposure	4.6	3.6	7.4	11.1
Euro (EUR) investment exposure	2.3	—	2.3	6.3
Investment portfolio return strategy	—	0.4	0.3	0.4
Total return strategy	9.5	—	15.9	—
Gross realized investment gains	16.4	4.2	25.9	18.3
Realized losses
Global catastrophe (1)	—	(0.8)	—	(2.0)
Canadian dollar (CAD) currency exposure	(7.0)	(2.8)	(15.5)	(4.8)
Euro (EUR) investment exposure	—	(2.4)	(3.6)	(2.4)
Investment portfolio return strategy	—	(1.0)	(0.2)	(1.0)
Total return strategy	(9.4)	—	(18.4)	—
Gross realized investment losses	(16.4)	(7.0)	(37.7)	(10.2)
Net realized investment gains (losses) on foreign currency exchange forward contracts	$—	$(2.8)	$(11.8)	$8.1
(1)	Global Catastrophe program ended 2015

Regulatory Deposits, Pledged Securities and Letters of Credit

At June 30, 2016, the amortized cost and fair value of investments on deposit with U.S., Canadian and various other agencies for regulatory purposes were $164.9 million and $172.6 million, respectively. At December 31, 2015, the amortized cost and fair value of investments on deposit with U.S., Canadian and various other agencies for regulatory purposes were $187.1 million and $192.8 million, respectively.

At June 30, 2016, investments with an amortized cost of $36.6 million and fair value of $36.7 million were pledged as collateral in support of irrevocable letters of credit (“LOCs”) in the amount of $24.7 million issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves. At December 31, 2015, investments with an amortized cost of $34.9 million and fair value of $35.0 million were pledged as collateral in support of irrevocable LOCs in the amount of $29.3 million issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves.

Our Corporate member’s capital supporting our Lloyd’s business was $204.8 million and $202.5 million at June 30, 2016 and December 31, 2015, respectively.

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

We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of June 30, 2016. A description of the valuation techniques we use to measure assets at fair value is as follows:

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

Transfers Between Level 1 and Level 2 Securities: There were no transfers between Level 1 and Level 2 securities during the three months ended June 30, 2016.

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	June 30, 2016	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$191.7	$139.9	$51.8	$—
Non-U.S. Governments	82.0	—	82.0	—
Obligations of states and political subdivisions	414.5	—	414.5	—
Credit-Financial	507.0	—	507.0	—
Credit-Industrial	547.3	—	547.3	—
Credit-Utility	150.6	—	150.6	—
Structured securities:
CMO/MBS-agency	156.5	—	156.5	—
CMO/MBS-non agency	6.4	—	6.4	—
CMBS	210.7	—	210.7	—
ABS	116.4	—	116.4	—
CLO	138.8	—	138.8	—
Foreign denominated:
Governments	162.1	—	162.1	—
Credit	108.2	—	108.2	—
ABS/CMBS	12.8	—	12.8	—
CLO	87.6	—	87.6	—
Total fixed maturities	2,892.6	139.9	2,752.7	—
Equity securities	454.5	452.0	2.0	0.5
Other investments	82.7	—	82.7	—
Short-term investments	225.3	214.6	10.7	—
	$3,655.1	$806.5	$2,848.1	$0.5

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2015	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$207.9	$150.4	$57.5	$—
Non-U.S. Governments	91.7	—	91.7	—
Obligations of states and political subdivisions	488.0	—	488.0	—
Credit-Financial	535.9	—	535.9	—
Credit-Industrial	517.9	—	517.9	—
Credit-Utility	156.2	—	156.2	—
Structured securities:
CMO/MBS-agency	131.0	—	131.0	—
CMO/MBS-non agency	11.5	—	11.5	—
CMBS	181.2	—	181.2	—
ABS	110.9	—	110.9	—
CLO	135.6	—	135.6	—
Foreign denominated:
Governments	151.2	—	151.2	—
Credit	110.1	—	110.1	—
ABS/CMBS	21.9	—	21.9	—
CLO	76.3	—	76.3	—
Total fixed maturities	2,927.3	150.4	2,776.9	—
Equity securities	463.9	457.6	5.6	0.7
Other investments	97.2	—	97.2	—
Short-term investments	210.8	203.6	7.2	—
	$3,699.2	$811.6	$2,886.9	$0.7

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

The fair value measurements in the tables above do not equal “Total investments” on our Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:

Fair Value Measurements Using Observable Inputs (Level 3)

(in millions)	Equity Securities	Total
Beginning balance, January 1, 2016	$0.7	$0.7
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	—
Included in other comprehensive income (loss)	—	—
Purchases, issuances, sales, and settlements
Purchases	—	—
Issuances	—	—
Sales	(0.2)	(0.2)
Settlements	—	—
Ending balance, June 30, 2016	$0.5	$0.5
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2016	$—	$—

(in millions)	Equity Securities	Total
Beginning balance, January 1, 2015	$0.9	$0.9
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	—
Included in other comprehensive income (loss)	—	—
Purchases, issuances, sales, and settlements
Purchases	—	—
Issuances	—	—
Sales	(0.2)	(0.2)
Settlements	—	—
Ending balance, December 31, 2015	$0.7	$0.7
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2015	$—	$—

At June 30, 2016 and December 31, 2015, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.

4.	Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Six Months Ended June 30,
(in millions)	2016	2015
Net reserves beginning of the year	$2,133.3	$2,137.1
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	404.1	383.0
Prior accident years	(15.9)	(8.7)
Losses and LAE incurred during calendar year, net of reinsurance	388.2	374.3
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	65.3	52.8
Prior accident years	300.1	313.3
Losses and LAE payments made during current calendar year, net of reinsurance:	365.4	366.1
Change in participation interest (1)	(36.3)	(1.2)
Foreign exchange adjustments	4.4	(14.5)
Net reserves - end of period	2,124.2	2,129.6
Add:
Reinsurance recoverables on unpaid losses and LAE, end of period	1,057.7	948.6
Gross reserves - end of period	$3,181.9	$3,078.2

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

The impact from the (favorable) unfavorable development of prior accident years’ loss and LAE reserves on each reporting segment is presented below:

	For the Six Months Ended June 30,
(in millions)	2016	2015
Excess and Surplus Lines	$(6.3)	$(9.8)
Commercial Specialty	(5.6)	6.4
International Specialty	(5.8)	(3.7)
Syndicate 1200	(4.4)	(2.5)
Run-off Lines	6.2	0.9
Total favorable prior-year development	$(15.9)	$(8.7)

The following describes the primary factors behind each segment’s prior accident year reserve development for the six months ended June 30, 2016 and 2015:

Six months ended June 30, 2016:

•	Excess and Surplus Lines: Favorable development in the property lines, general and products liability lines, and commercial automobile
•	Commercial Specialty: Favorable development primarily in auto liability, surety, and property lines, partially offset by unfavorable development in other liability lines

•	International Specialty: Favorable development in the property reinsurance line and in the Brazil unit
•	Syndicate 1200: Favorable development in property lines, partially offset by unfavorable development in specialty lines
•	Run-off Lines: Unfavorable development primarily in asbestos and risk management liability,

Six months ended June 30, 2015:

•	Excess and Surplus Lines: Favorable development in the general and products liability lines and commercial automobile, partially offset by unfavorable development in the property lines
•

Commercial Specialty: Unfavorable development in general liability and workers compensation due to increases in claim severity, partially offset by favorable development in auto liability and short-tail lines

•	International Specialty: Favorable development in Argo Re and long-tail lines, partially offset by unfavorable development in the Brazil unit
•	Syndicate 1200: Favorable development in property and marine & energy, partially offset by unfavorable development in various liability classes
•	Run-off Lines: Unfavorable development in workers compensation lines and assumed asbestos and environmental liability, offset in part by favorable development in run-off reinsurance claims.

In the opinion of management, our reserves represent the best estimate of our ultimate liabilities, based on currently known facts, current law, current technology and assumptions considered reasonable where facts are not known. Due to the significant uncertainties and related management judgments, there can be no assurance that future favorable or unfavorable loss development, which may be material, will not occur.

5.	Disclosures about Fair Value of Financial Instruments

Cash. The carrying amount approximates fair value.

Investment securities and short-term investments. See Note 3, “Investments,” for additional information.

Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables approximates fair value. At June 30, 2016 and December 31, 2015, the carrying values of premiums receivable over 90 days were $12.3 million and $10.0 million, respectively. Included in “Reinsurance recoverables” in our Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, are amounts that are due from trade capital providers associated with the operations of Syndicate 1200. Upon settlement, the receivable is offset against the liability also reflected in our accompanying Consolidated Balance Sheets. At June 30, 2016 and December 31, 2015, the payable was in excess of the receivable. Of our reinsurance recoverables on paid losses, excluding amounts attributable to Syndicate 1200’s trade capital providers, at June 30, 2016 and December 31, 2015, the carrying values over 90 days were $11.4 million and $7.1 million, respectively. Our methodology for establishing our allowances for doubtful accounts includes specifically identifying all potential uncollectible balances regardless of aging. At June 30, 2016 and December 31, 2015, the allowance for doubtful accounts for premiums receivable was $2.6 million and $3.5 million, respectively, and the allowance for doubtful accounts for reinsurance recoverables on paid losses was $1.8 million and $2.2 million, respectively. Premiums receivable over 90 days were secured by collateral in the amount of $0.2 million at both June 30, 2016 and December 31, 2015. Reinsurance recoverables on paid losses over 90 days were secured by collateral in the amount of $0.6 million and $0.7 at June 30, 2016 and December 31, 2015, respectively.

Debt. At June 30, 2016 and December 31, 2015, the fair value of our Junior subordinated debentures, Senior unsecured fixed rate notes and Other indebtedness was estimated using appropriate market indices or quoted prices from external sources based on current market conditions.

A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	June 30, 2016		December 31, 2015
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures	$172.7	$165.3	$172.7	$166.5
Senior unsecured fixed rate notes	139.4	146.5	139.3	141.8
Other indebtedness:
Floating rate loan stock	56.5	54.1	54.6	52.7
Note payable	0.6	0.6	0.6	0.6
	$369.2	$366.5	$367.2	$361.6

6.	Shareholders’ Equity

On August 2, 2016, our Board of Directors declared a quarterly cash dividend in the amount of $0.22 on each share of common stock outstanding. The dividend will be paid on August 29, 2016 to shareholders of record at the close of business on August 15, 2016.

On May 3, 2016, our Board of Directors declared a 10% stock dividend, payable on June 15, 2016, to shareholders of record at the close of business on June 1, 2016. As a result of the stock dividend, 2,735,542 additional shares were issued. Cash was paid in lieu of fractional shares of our common shares. All references to share and per share amounts in this document and related disclosures have been adjusted to reflect the stock dividend for all periods presented.

On May 3, 2016, our Board of Directors declared a quarterly cash dividend in the amount of $0.22 on each share of common stock outstanding. On June 17, 2016, we paid $6.9 million to our shareholders of record on June 1, 2016.

On May 5, 2015, our Board of directors declared a quarterly cash dividend in the amount of $0.18 on each share of common stock outstanding. On June 15, 2015, we paid $5.6 million to our shareholders of record on June 1, 2015.

On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous Repurchase Authorizations. As of June 30, 2016, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $137.4 million.

For the six months ended June 30, 2016, we repurchased a total of 718,595 common shares for $40.0 million. A summary of activity from January 1, 2016 through June 30, 2016 follows.

A summary of common shares repurchased for the six months ended June 30, 2016 is shown below:

Repurchase Type	Date Trading Plan Initiated	2016 Purchase Period	Number of Shares Repurchased	Average Price of Shares Repurchased	Total Cost (in millions)	Repurchase Authorization Year
10b5-1 Trading Plan	12/16/2015	01/04/2016-02/11/2016	266,538	$55.59	$14.8	2013
10b5-1 Trading Plan	03/16/2016	03/16/2016-05/02/2016	162,893	$55.62	9.1	2013
10b5-1 Trading Plan	06/16/2016	06/24/2016-06/28/2016	14,774	$49.78	0.7	2016
Open Market	N/A	01/01/2016-05/02/2016	64,464	$54.14	3.5	2013
Open Market	N/A	05/03/2016-06/30/2016	209,926	$56.70	11.9	2016
Total			718,595	$55.67	$40.0

7.	Accumulated Other Comprehensive Income (Loss)

A summary of changes in accumulated other comprehensive income (loss), net of taxes (where applicable) by component for the six months ended June 30, 2016 and 2015 is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2016	$(21.6)	$40.0	$(6.9)	$11.5
Other comprehensive income before reclassifications	3.8	58.0	—	61.8
Amounts reclassified from accumulated other comprehensive (loss)	—	(4.2)	—	(4.2)
Net current-period other comprehensive income	3.8	53.8	—	57.6
Balance at June 30, 2016	$(17.8)	$93.8	$(6.9)	$69.1

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2015	$(15.6)	$130.7	$(7.0)	$108.1
Other comprehensive (loss) income before reclassifications	(2.6)	(24.3)	—	(26.9)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(4.1)	—	(4.1)
Net current-period other comprehensive (loss) income	(2.6)	(28.4)	—	(31.0)
Balance at June 30, 2015	$(18.2)	$102.3	$(7.0)	$77.1

The following table illustrates the amounts reclassified from accumulated other comprehensive income (loss) shown in the above tables that have been included in our Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Unrealized gains and losses on securities:
Net realized investment (gain)	$(0.3)	$(9.5)	$(8.1)	$(7.0)
Provision for income tax (benefit)	(0.2)	2.8	3.9	2.9
Net of taxes	$(0.5)	$(6.7)	$(4.2)	$(4.1)

8.	Net Income Per Common Share

The following table presents the calculation of net income per common share on a basic and diluted basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except number of shares and per share amounts)	2016	2015	2016	2015
Net income	$30.9	$27.9	$58.6	$86.7
Weighted average common shares outstanding - basic	30,187,592	30,742,865	30,333,417	30,841,708
Effect of dilutive securities:
Equity compensation awards	622,564	573,939	637,772	588,198
Weighted average common shares outstanding - diluted	30,810,156	31,316,804	30,971,189	31,429,906
Net income per common share:
Basic	$1.03	$0.91	$1.93	$2.81
Diluted	$1.00	$0.89	$1.89	$2.76

Excluded from the weighted average common shares outstanding calculation at June 30, 2016, and 2015 are 9,900,239 shares and 9,095,585 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date. For the three and six months ended June 30, 2016, there were no equity compensation awards with an anti-dilutive effect. For the three and six months ended June 30, 2015, equity compensation awards to purchase 484 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expired during the second quarter 2015.

9.	Supplemental Cash Flow Information

Income taxes paid. We paid income taxes of $1.3 million and $10.5 million during the six months ended June 30, 2016 and 2015, respectively.

Income taxes recovered. We recovered income taxes of $0.3 million and $11.5 million during the six months ended June 30, 2016 and 2015, respectively.

Interest paid was as follows:

	For the Six Months Ended June 30,
(in millions)	2016	2015
Senior unsecured fixed rate notes	$4.7	$4.7
Junior subordinated debentures	3.8	3.5
Other indebtedness	1.2	1.2
Total interest paid	$9.7	$9.4

10.	Share-based Compensation

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

The following table summarizes the assumptions we used for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30,
	2016	2015
Risk-free rate of return	1.00%	1.70%
Expected dividend yields	1.70%	1.57%
Expected award life (years)	4.54	4.62
Expected volatility	19.70%	21.10%

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

A summary of restricted share activity as of June 30, 2016 and changes during the six months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2016	514,742	$40.51
Granted	251,302	$55.33
Vested and issued	(70,534)	$35.90
Expired or forfeited	(10,016)	$45.90
Outstanding at June 30, 2016	685,494	$46.34

The restricted shares vest over two to four years. Expense recognized under this plan for the restricted shares was $1.8 million and $3.5 million for the three and six months ended June 30, 2016, respectively, as compared to $1.5 million and $3.0 million for the three and six months ended June 30, 2015, respectively. Compensation expense for all share-based compensation awards is included in “Underwriting, acquisition and insurance expenses” in the accompanying Consolidated Statements of Income. As of June 30, 2016, there was $21.7 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group.

In January 2016, we modified certain unvested cash-settled SARs, converting the awards into stock-settled SARs.  We evaluated this modification under the terms of ASU 718 “Share Based Payments”, and determined that no additional expense resulted from the conversion.  The expense for the stock-settled SARs will be amortized over the remaining vesting period.

A summary of stock-settled SARs activity as of June 30, 2016 and changes during the six months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2016	1,438,146	$32.49
Granted	542	$40.38
Converted from cash-settled SARs	944,046	$45.31
Exercised	(103,150)	$28.56
Expired or forfeited	(96,929)	$46.63
Outstanding at June 30, 2016	2,182,655	$37.59

The stock-settled SARs vest over a one to four year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. Expense recognized for the stock-settled SARs was $1.2 million and $2.6 for the three and six months ended June 30, 2016, respectively, as compared to $0.3 million and $1.0 million for the three and six months ended June 30, 2015, respectively. As of June 30, 2016, there was $10.9 million of total unrecognized compensation cost related to stock-settled SARs outstanding.

A summary of cash-settled SARs activity as of June 30, 2016 and changes during the six months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2016	2,220,560	$39.06
Granted	540	$40.38
Converted to stock-settled SARs(1)	(864,036)	$45.33
Exercised	(358,698)	$33.82
Expired or forfeited	(79,576)	$43.60
Outstanding at June 30, 2016	918,790	$34.83

(1)	The converted shares were not adjusted for the 10% stock dividend because the conversion occurred prior to the stock dividend record date.

The cash-settled SARs vest over a one to four year period. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We account for the cash-settled SARs as liability awards, which require the awards to be revalued at each reporting period. We recouped $0.2 million and $0.5 million for the three and six months ended June 30, 2016, respectively, primarily related to the conversion of certain cash-settled SARs. Expense recognized for the cash-settled SARs was $8.5 million and $11.3 million for the three and six months ended June 30, 2015, respectively. As of June 30, 2016, there was $0.7 million of total unrecognized compensation cost related to cash-settled SARs outstanding.

11.	Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Commissions	$62.1	$67.2	$119.2	$125.9
General expenses	71.1	79.7	141.7	152.6
Premium taxes, boards and bureaus	6.3	—	12.9	0.6
	139.5	146.9	273.8	279.1
Net deferral of policy acquisition costs	(6.5)	(7.4)	(8.2)	(10.0)
Total underwriting, acquisition and insurance expenses	$133.0	$139.5	$265.6	$269.1

Included in general expenses for the three months ended June 30, 2016 and 2015 was $2.6 million and $7.7 million, respectively, and $5.6 million and $12.9 million for the six months ended June 30, 2016, and 2015, respectively, of expense for our total equity-related compensation. The increase in premium taxes, boards and bureaus for the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015 was primarily due to a decline in the accrual for premium taxes and other assessments due to a change in accounting estimate in the first quarter of 2015.

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

Our income tax provision includes the following components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Current tax provision	$6.5	$9.0	$8.0	$8.8
Deferred tax provision (benefit) related to:
Future tax deductions	2.0	(2.9)	4.9	2.6
Valuation allowance change	0.2	0.7	1.2	(1.0)
Income tax provision	$8.7	$6.8	$14.1	$10.4

Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the three and six months ended June 30, 2016 and 2015, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

	For the Three Months Ended June 30,
(in millions)	2016			2015
	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$22.1		0.0%	$18.3		0.0%
United States	26.5		30.9%	20.2		27.0%
United Kingdom	(9.8)		-5.7%	(2.9)		-46.9%
Belgium	—	(1)	16.3%	0.1		16.5%
Brazil	0.8		0.0%	(1.2)		0.0%
United Arab Emirates	—	(1)	0.0%	0.1		0.0%
Ireland	(0.1)		0.0%	(0.1)		0.0%
Malta	0.1		0.0%	0.2		0.0%
Switzerland	—	(1)	22.8%	—	(1)	-36.7%
Pre-tax income	$39.6			$34.7

	For the Six Months Ended June 30,
(in millions)	2016			2015
	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$44.1		0.0%	$44.0		0.0%
United States	49.8		27.5%	48.7		23.0%
United Kingdom	(22.1)		-1.7%	7.2		-12.0%
Belgium	—	(1)	32.0%	(0.1)		-24.2%
Brazil	0.7		0.0%	(3.0)		0.0%
United Arab Emirates	—	(1)	0.0%	0.1		0.0%
Ireland	(0.1)		0.0%	(0.1)		0.0%
Malta	0.3		0.0%	0.3		0.0%
Switzerland	—	(1)	21.1%	—	(1)	-18.6%
Pre-tax income	$72.7			$97.1

(1)	Pre-tax income for the respective year was less than $0.1 million.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Income tax provision at expected rate	$7.6	$6.2	$13.4	$17.4
Tax effect of:
Tax-exempt interest	(0.9)	(1.0)	(1.8)	(1.9)
Dividends received deduction	(0.8)	(0.6)	(1.3)	(1.2)
Valuation allowance change	0.2	0.7	1.2	(1.0)
Other permanent adjustments, net	—	—	0.2	0.2
Adjustment for annualized rate	0.9	0.3	(0.6)	(0.2)
United States state tax benefit	—	—	—	(2.5)
Other foreign adjustments	(0.6)	0.4	(0.6)	0.1
Foreign tax credit utilization	—	—	—	(1.2)
Deferred tax rate reduction	—	—	(0.3)	—
Foreign exchange adjustments	2.1	0.6	3.6	0.4
Foreign withholding taxes	0.2	0.2	0.3	0.3
Income tax provision	$8.7	$6.8	$14.1	$10.4

Income tax provision (benefit) - Foreign	$0.6	$1.4	$0.4	$(0.8)
Income tax provision - United States, Federal	7.9	5.2	13.5	14.7
Income tax benefit - United States, State	—	—	—	(3.8)
Foreign withholding tax - United States	0.2	0.2	0.2	0.3
Income tax provision	$8.7	$6.8	$14.1	$10.4

Our net deferred tax assets (liabilities) are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally two years for net operating losses and three years for capital losses for our United States operations. At June 30, 2016, we had a total net deferred tax liability of $21.1 million prior to any valuation allowance.

Management has determined that a valuation allowance is required for a portion of the tax-effected net operating loss carryforward included as part of the United States consolidated group of $16.3 million generated from PXRE Corporation and for the tax-effected net operating loss carryforward of $1.0 million from ARIS. The valuation allowances have been established as Internal Revenue Code Section 382 limits the application of net operating loss and net capital loss carryforwards following an ownership change. The loss carryforwards available per year are $2.8 million as required by Internal Revenue Code Section 382.

Furthermore, due to cumulative losses since inception, management has concluded that a valuation allowance is required for the full amount of the tax-effected net operating losses generated by our Brazil and Malta entities.

Accordingly, a valuation allowance of $24.0 million is required as of June 30, 2016 of which $14.4 million relates to the PXRE Corporation and ARIS loss carryforwards, $7.8 million relates to Brazil operations, and $1.8 million relates to Malta operations. For the six months ended June 30, 2016, the valuation allowance was reduced by $0.5 million pertaining to PXRE Corporation and ARIS loss carryforwards, and increased by $1.7 million pertaining to our Brazil operations.

Of the PXRE Corporation net operating loss carryforwards, $14.8 million will expire if not used by December 31, 2025 and $1.5 million will expire if not used by December 31, 2027. Of the ARIS loss carryforward, $0.2 million will expire if not used by December 31, 2027, $0.4 million will expire if not used by December 31, 2028 and $0.4 million will expire if not used by December 31, 2029.

For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. We had no material unrecognized tax benefits as of June 30, 2016 and 2015. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2012. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2012.

13.	Commitments and Contingencies

Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

We have contractual commitments to invest up to $109.5 million related to our limited partnership investments at June 30, 2016. These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time, not to exceed thirteen years.

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

Revenue and income (loss) before income taxes for each segment were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Revenue:
Earned premiums
Excess and Surplus Lines	$121.3	$118.4	$241.1	$230.3
Commercial Specialty	85.5	84.4	172.3	168.2
International Specialty	39.7	37.2	77.5	73.4
Syndicate 1200	98.2	105.6	198.7	208.6
Run-off Lines	0.2	0.4	0.2	0.1
Total earned premiums	344.9	346.0	689.8	680.6
Net investment income (loss)
Excess and Surplus Lines	13.7	9.4	22.4	17.4
Commercial Specialty	8.0	5.7	13.1	10.7
International Specialty	5.0	3.3	8.3	6.2
Syndicate 1200	4.1	2.6	6.9	4.8
Run-off Lines	3.4	2.4	5.6	4.4
Corporate and Other	1.5	1.0	0.6	6.6
Total net investment income	35.7	24.4	56.9	50.1
Fee and other income	5.8	4.1	12.6	8.7
Net realized investment and other (losses) gains	(2.1)	2.7	(4.9)	13.8
Total revenue	$384.3	$377.2	$754.4	$753.2

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Income (loss) before income taxes
Excess and Surplus Lines	$25.0	$20.7	$46.2	$42.1
Commercial Specialty	20.4	9.5	34.1	16.6
International Specialty	6.9	9.1	17.2	18.0
Syndicate 1200	8.4	10.3	15.8	21.5
Run-off Lines	(3.2)	(0.8)	(4.6)	0.4
Total segment income before taxes	57.5	48.8	108.7	98.6
Corporate and Other	(15.8)	(16.8)	(31.1)	(15.3)
Net realized investment and other (losses) gains	(2.1)	2.7	(4.9)	13.8
Total income before income taxes	$39.6	$34.7	$72.7	$97.1

The table below presents earned premiums by geographic location for the three and six months ended June 30, 2016 and 2015. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Bermuda	$29.0	$26.1	$57.1	$50.0
Brazil	10.0	11.9	19.2	24.4
Malta	0.5	0.4	1.0	0.9
United Kingdom	98.1	104.5	198.7	206.4
United States	207.3	203.1	413.8	398.9
Total earned premiums	$344.9	$346.0	$689.8	$680.6

The following table represents identifiable assets:

	June 30,	December 31,
(in millions)	2016	2015
Excess and Surplus Lines	$2,233.2	$2,174.8
Commercial Specialty	1,532.5	1,511.7
International Specialty	979.7	877.2
Syndicate 1200	1,322.3	1,216.5
Run-off Lines	541.8	558.4
Corporate and Other	351.3	287.0
Total	$6,960.8	$6,625.6

Included in total assets at June 30, 2016 and December 31, 2015 are $527.7 million and $377.1 million, respectively, in assets associated with trade capital providers.

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

In accordance with ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (Topic 835), we present the unamortized debt issuance costs in the balance sheet as a direct deduction from the carrying value of the debt liability. At June 30, 2016 and December 31, 2015, the Notes consisted of the following:

(in millions)	June 30, 2016	December 31, 2015
Senior unsecured fixed rate notes
Principal	$143.8	$143.8
Less: unamortized debt issuance costs	(4.4)	(4.5)
Senior unsecured fixed rate notes, less unamortized debt issuance costs	$139.4	$139.3

In accordance with Article 10 of SEC Regulation S-X, we have elected to present condensed consolidating financial information in lieu of separate financial statements for the Subsidiary Issuer. The following tables present condensed consolidating financial information at June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015, the Parent Guarantor and the Subsidiary Issuer. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.

The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations and cash flows of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2016

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$(2.1)	$2,770.9	$1,389.3	$—	$4,158.1
Cash	—	82.9	37.7	—	120.6
Accrued investment income	—	15.5	5.2	—	20.7
Premiums receivable	—	211.0	300.2	—	511.2
Reinsurance recoverables	—	1,251.3	(46.3)	—	1,205.0
Goodwill and other intangible assets, net	—	128.4	94.3	—	222.7
Current income taxes receivable, net	—	2.0	0.9	—	2.9
Deferred acquisition costs, net	—	60.4	84.2	—	144.6
Ceded unearned premiums	—	154.1	158.1	—	312.2
Other assets	10.7	162.8	89.3	—	262.8
Intercompany note receivable	—	50.2	(50.2)	—	—
Investments in subsidiaries	1,804.0	—	—	(1,804.0)	—
Total assets	$1,812.6	$4,889.5	$2,062.7	$(1,804.0)	$6,960.8
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	2,209.2	972.7	$—	$3,181.9
Unearned premiums	—	529.2	427.3	—	956.5
Funds held and ceded reinsurance payable, net	—	745.6	(216.9)	—	528.7
Long-term debt	28.3	284.3	56.6	—	369.2
Deferred tax liabilities, net	—	37.4	7.7	—	45.1
Accrued underwriting expenses and other liabilities	12.3	79.5	47.3	—	139.1
Due to (from) affiliates	31.7	1.6	(1.6)	(31.7)	—
Total liabilities	72.3	3,886.8	1,293.1	(31.7)	5,220.5
Total shareholders' equity	1,740.3	1,002.7	769.6	(1,772.3)	1,740.3
Total liabilities and shareholders' equity	$1,812.6	$4,889.5	$2,062.7	$(1,804.0)	$6,960.8

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2015

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$6.2	$2,761.0	$1,348.5	$—	$4,115.7
Cash	—	88.8	32.9	—	121.7
Accrued investment income	—	16.4	5.2	—	21.6
Premiums receivable	—	166.4	238.1	—	404.5
Reinsurance recoverables	—	1,212.2	(91.1)	—	1,121.1
Goodwill and other intangible assets, net	—	129.8	95.7	—	225.5
Current income taxes receivable, net	—	4.7	6.9	—	11.6
Deferred acquisition costs, net	—	58.2	74.2	—	132.4
Ceded unearned premiums	—	125.8	125.0	—	250.8
Other assets	8.2	151.7	60.8	—	220.7
Intercompany note receivable	—	49.8	(49.8)	—	—
Investments in subsidiaries	1,715.9	—	—	(1,715.9)	—
Total assets	$1,730.3	$4,764.8	$1,846.4	$(1,715.9)	$6,625.6
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,194.1	$929.5	$—	$3,123.6
Unearned premiums	—	501.5	385.2	—	886.7
Funds held and ceded reinsurance payable, net	—	702.6	(312.6)	—	390.0
Long-term debt	28.4	284.2	54.6	—	367.2
Deferred tax liabilities, net	—	11.9	11.7	—	23.6
Accrued underwriting expenses and other liabilities	16.3	95.4	54.7	—	166.4
Due to (from) affiliates	17.5	2.3	(2.3)	(17.5)	—
Total liabilities	62.2	3,792.0	1,120.8	(17.5)	4,957.5
Total shareholders' equity	1,668.1	972.8	725.6	(1,698.4)	1,668.1
Total liabilities and shareholders' equity	$1,730.3	$4,764.8	$1,846.4	$(1,715.9)	$6,625.6

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2016

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$120.2	$224.7	$—	$344.9
Net investment income (expense)	(0.5)	27.5	8.7	—	35.7
Fee and other income	—	4.2	1.6	—	5.8
Net realized investment and other (losses) gains	0.2	1.9	(4.2)	—	(2.1)
Total revenue	(0.3)	153.8	230.8	—	384.3
Expenses:
Losses and loss adjustment expenses	—	69.1	127.5	—	196.6
Underwriting, acquisition and insurance expenses	1.1	49.0	82.9	—	133.0
Interest expense	0.4	3.9	0.6	—	4.9
Fee and other expense	—	5.0	0.7	—	5.7
Foreign currency exchange loss	—	(0.1)	4.6	—	4.5
Total expenses	1.5	126.9	216.3	—	344.7
Income before income taxes	(1.8)	26.9	14.5	—	39.6
Provision for income taxes	—	8.3	0.4	—	8.7
Net income before equity in earnings of subsidiaries	(1.8)	18.6	14.1	—	30.9
Equity in undistributed earnings of subsidiaries	32.7	—	—	(32.7)	—
Net income	$30.9	$18.6	$14.1	$(32.7)	$30.9

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2015

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$118.8	$227.2	$—	$346.0
Net investment income (expense)	(0.3)	16.6	8.1	—	24.4
Fee and other income		2.8	1.3	—	4.1
Net realized investment and other (losses) gains	2.0	4.8	(2.1)	(2.0)	2.7
Total revenue	1.7	143.0	234.5	(2.0)	377.2
Expenses:
Losses and loss adjustment expenses	—	64.4	126.2	—	190.6
Underwriting, acquisition and insurance expenses	4.8	49.6	85.1	—	139.5
Interest expense	0.2	3.8	0.6	—	4.6
Fee and other expense	—	4.4	0.4	—	4.8
Foreign currency exchange loss (gains)	—	0.1	2.9	—	3.0
Total expenses	5.0	122.3	215.2	—	342.5
Income before income taxes	(3.3)	20.7	19.3	(2.0)	34.7
Provision for income taxes	—	5.4	1.4	—	6.8
Net income before equity in earnings of subsidiaries	(3.3)	15.3	17.9	(2.0)	27.9
Equity in undistributed earnings of subsidiaries	31.2	—	—	(31.2)	—
Net income	$27.9	$15.3	$17.9	$(33.2)	$27.9

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$240.1	$449.7	$—	$689.8
Net investment income (expense)	(1.1)	40.1	17.9	—	56.9
Fee and other income	—	9.4	3.2	—	12.6
Net realized investment and other (losses) gains	0.2	13.1	(18.2)	—	(4.9)
Total revenue	(0.9)	302.7	452.6	—	754.4
Expenses:
Losses and loss adjustment expenses	—	137.4	250.8	—	388.2
Underwriting, acquisition and insurance expenses	6.3	96.6	162.7	—	265.6
Interest expense	0.7	7.8	1.2	—	9.7
Fee and other expense	—	11.2	1.0	—	12.2
Foreign currency exchange loss (gains)	—	(0.1)	6.1	—	6.0
Impairment of intangible assets	—	—	—	—	—
Total expenses	7.0	252.9	421.8	—	681.7
Income before income taxes	(7.9)	49.8	30.8	—	72.7
Provision for income taxes	—	13.7	0.4	—	14.1
Net income before equity in earnings of subsidiaries	(7.9)	36.1	30.4	—	58.6
Equity in undistributed earnings of subsidiaries	66.5	—	—	(66.5)	—
Net income	$58.6	$36.1	$30.4	$(66.5)	$58.6
(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$253.9	$426.7	$—	$680.6
Net investment income (expense)	(0.5)	36.0	14.6	—	50.1
Fee and other income		6.4	2.3	—	8.7
Net realized investment and other (losses) gains	2.0	15.8	(2.0)	(2.0)	13.8
Total revenue	1.5	312.1	441.6	(2.0)	753.2
Expenses:
Losses and loss adjustment expenses	—	144.6	229.7	—	374.3
Underwriting, acquisition and insurance expenses	9.5	101.5	158.1	—	269.1
Interest expense	0.7	7.6	1.2	—	9.5
Fee and other expense	—	8.8	1.0	—	9.8
Foreign currency exchange loss (gains)	—	0.9	(7.5)	—	(6.6)
Impairment of intangible assets	—	—	—	—	—
Total expenses	10.2	263.4	382.5	—	656.1
Income before income taxes	(8.7)	48.7	59.1	(2.0)	97.1
Provision for income taxes	—	11.2	(0.8)	—	10.4
Net income before equity in earnings of subsidiaries	(8.7)	37.5	59.9	(2.0)	86.7
Equity in undistributed earnings of subsidiaries	95.4	—	—	(95.4)	—
Net income	$86.7	$37.5	$59.9	$(97.4)	$86.7
(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from (used by) operating activities	$14.7	$(9.3)	$26.1	$—	$31.5
Cash flows from investing activities:
Proceeds from sales of investments	—	490.0	140.5	—	630.5
Maturities and mandatory calls of fixed maturity investments	—	296.9	376.4	—	673.3
Purchases of investments	—	(720.1)	(535.6)	—	(1,255.7)
Change in short-term investments and foreign regulatory deposits	(1.8)	(12.3)	3.1	—	(11.0)
Settlements of foreign currency exchange forward contracts	—	—	6.8	—	6.8
Purchases of fixed assets and other, net	—	(11.2)	(12.4)	—	(23.6)
Cash provided (used by) investing activities	(1.8)	43.3	(21.2)	—	20.3
Cash flows from financing activities:
Activity under stock incentive plans	0.2	—	—	—	0.2
Repurchase of Company's common shares	—	(40.0)	—	—	(40.0)
Excess tax expense from share-based payment arrangements	—	0.1	—	—	0.1
Payment of cash dividend to common shareholders	(13.1)	—	—	—	(13.1)
Cash used by financing activities	(12.9)	(39.9)	—	—	(52.8)
Effect of exchange rate changes on cash	—	—	(0.1)	—	(0.1)
Change in cash	—	(5.9)	4.8	—	(1.1)
Cash, beginning of the period	—	88.8	32.9	—	121.7
Cash, end of period	$—	$82.9	$37.7	$—	$120.6

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$11.4	$20.7	$62.5	$—	$94.6
Cash flows from investing activities:
Proceeds from sales of investments	—	493.4	150.5	—	643.9
Maturities and mandatory calls of fixed maturity investments	—	311.7	70.9	—	382.6
Purchases of investments	—	(770.6)	(246.7)	—	(1,017.3)
Change in short-term investments and foreign regulatory deposits	0.2	(6.9)	(34.0)	—	(40.7)
Settlements of foreign currency exchange forward contracts	0.8	—	(5.4)	—	(4.6)
Purchases of fixed assets and other, net	0.2	(0.4)	4.4	—	4.2
Cash provided (used by) investing activities	1.2	27.2	(60.3)	—	(31.9)
Cash flows from financing activities:
Activity under stock incentive plans	(1.4)	—	—	—	(1.4)
Repurchase of Company's common shares	—	(24.9)	—	—	(24.9)
Excess tax expense from share-based payment arrangements	—	0.1	—	—	0.1
Payment of cash dividend to common shareholders	(11.2)	—	—	—	(11.2)
Cash used by financing activities	(12.6)	(24.8)	—	—	(37.4)
Effect of exchange rate changes on cash	—	—	0.2	—	0.2
Change in cash	—	23.1	2.4	—	25.5
Cash, beginning of period	—	49.3	31.7	—	81.0
Cash, end of period	$—	$72.4	$34.1	$—	$106.5

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our results of operations for the three months and six months ended June 30, 2016 compared with the three and six months ended June 30, 2015, and also a discussion of our financial condition as of June 30, 2016. This discussion and analysis should be read in conjunction with the attached unaudited interim Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2016, including the audited Consolidated Financial Statements and notes thereto.

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

Consolidated Results of Operations

For the three and six months ended June 30, 2016, we reported net income of $30.9 million and $58.6 million, or $1.00 and $1.89 per diluted share, respectively.  For the three and six months ended June 30, 2015, we reported net income of $27.9 million and $86.7 million, or $0.89 and $2.76 per diluted share, respectively.

The following is a comparison of selected data from our operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Gross written premiums	$560.6	$557.8	$1,080.4	$1,034.5
Earned premiums	$344.9	$346.0	$689.8	$680.6
Net investment income	35.7	24.4	56.9	50.1
Fee and other income	5.8	4.1	12.6	8.7
Net realized investment and other (losses) gains	(2.1)	2.7	(4.9)	13.8
Total revenue	$384.3	$377.2	$754.4	$753.2
Income before income taxes	$39.6	$34.7	$72.7	$97.1
Provision for income taxes	8.7	6.8	14.1	10.4
Net income	$30.9	$27.9	$58.6	$86.7
Loss ratio	57.0%	55.1%	56.3%	55.0%
Expense ratio	38.6%	40.3%	38.5%	39.5%
Combined ratio	95.6%	95.4%	94.8%	94.5%

The increase in gross written premiums for the three and six months ended June 30, 2016 as compared to the same period in 2015 was primarily attributable to growth in the Excess and Surplus lines and Commercial Specialty segment, partially offset by declines in the International Specialty and Syndicate 1200 segments.  During 2016 all segments have experienced increased competition and pressure on rates due to the current market conditions.  Earned premiums for the three months ended June 30, 2016 declined as compared to the same period ended 2015 primarily within the Syndicate 1200 segment due to a reduction in our participation interest, resulting in our retaining a lower percentage of earned premiums.  Earned premiums for the six months ended June 30, 2016 increased as compared to the same period in 2015 due to increased gross written premiums in the first half of 2016, coupled with an increase in our retention percentage across all segments.  Partially offsetting these increases was the reduction on our participation percentage for the Syndicate 1200 segment.

The increase in consolidated net investment income for the three months ended June 30, 2016 as compared to the same period ended 2015 was primarily attributable to a $9.9 million increase in the return on our alternative investment portfolio, from $2.6 million for the three months ended June 30, 2015 to $12.5 million for the same period ended 2016.  During the first quarter of 2016, we evaluated our accounting for income from our alternative investment portfolio and determined that as we manage these investments to appreciate in value on a quarter to quarter basis, it is more appropriate to classify the change in value as net investment income as opposed to realized investment gains (losses). Absent the results of these investments, net investment income increased $1.4 million from $21.8 million for the three months ended June 30, 2015 to $23.2 million for the same period ended 2016, primarily attributable to an increase in income on our other invested assets portfolio.  The increase in consolidated net investment income for the six months ended June 30, 2016 as compared to the same period ended 2015 was primarily attributable to a $3.4 million increase in the return of our alternative investment portfolio and $4.1 million of increased income on our other invested assets portfolio.

Consolidated net realized investment and other losses for the three months ended June 30, 2016 consisted of $4.6 million of realized foreign currency exchange losses on our bond portfolio, coupled with $4.9 million of other-than-temporary impairment losses primarily within our equity portfolio.  Partially offsetting these realized losses was $7.4 million in realized gains from the sale of certain investments.  Consolidated net realized investment and other gains for the three months ended June 30, 2015 was driven by $10.8 million in realized gains from the sale of certain investments. Partially offsetting these gains was a $4.3 million realized foreign currency exchange loss on our bond portfolio and a $3.9 million foreign currency exchange loss on our foreign currency forward contracts, coupled with $1.4 million of other-than-temporary impairment losses.  Consolidated net realized investment and other losses for the six months ended June 30, 2016 consisted of a $12.0 million foreign currency exchange loss on our foreign currency forward contracts, $9.7 million of realized foreign currency exchange losses on our bond portfolio, coupled with $6.6 million of other-than-temporary impairment losses primarily within our equity portfolio.  Partially offsetting these realized losses was $23.4 million in realized gains from the sale of certain investments.  Consolidated net realized investment and other gains for the six months ended June 30, 2015 was driven by $16.9 million in realized gains from the sale of certain investments, coupled with a $6.9 million realized gain on our foreign currency forward contracts. Partially offsetting these gains was a $8.2 million realized foreign currency exchange loss primarily on our bond portfolio and $1.9 million of other-than-temporary impairment losses.

Consolidated losses and loss adjustment expenses were $196.6 million and $190.6 million for the three months ended June 30, 2016 and 2015, respectively.  Included in losses and loss adjustment expenses for the three months ended June 30, 2016 was $24.3 million in catastrophe losses attributable to the Alberta wildfires and storm activity in the United States. Catastrophe losses for the three months ended June 30, 2015 totaled $2.3 million. Included in losses and loss adjustment expenses for the three months ended June 30, 2016 was $12.7 million of net favorable loss reserve development on prior accident years primarily within the commercial multi-peril, commercial automobile and reinsurance lines. Included in losses and loss adjustment expenses for the three months ended June 30, 2015 was $5.0 million of net favorable development on prior accident year loss reserves, primarily attributable to favorable development in the general liability, property lines, commercial automobile and reinsurance lines partially offset by unfavorable development in the workers compensation and commercial multi-peril lines.

Consolidated losses and loss adjustment expenses were $388.2 million and $374.3 million for the six months ended June 30, 2016 and 2015, respectively.  Included in losses and loss adjustment expenses for the six months ended June 30, 2016 and 2015 was $27.6 million and $5.3 million, respectively, in catastrophe losses.  Included in losses and loss adjustment expenses for the six months ended June 30, 2016 and 2015 was $15.9 million and $8.7 million, respectively, of net favorable loss reserve development on prior accident years.

The following table summarizes the above referenced loss reserve development with respect to prior year loss reserves by line of business for the six months ended June 30, 2016.

(in millions)	2015 Net Reserves	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2015 Net Reserves
General liability	$948.3	$2.6	0.3%
Workers compensation	322.2	1.7	0.5%
Syndicate 1200 property	95.0	(2.6)	-2.7%
Syndicate 1200 liability	194.0	(1.4)	-0.7%
Commercial auto liability	128.7	(5.6)	-4.4%
Reinsurance - nonproportional assumed property	67.3	(5.5)	-8.2%
Auto physical damage	5.5	(1.9)	-34.5%
Fidelity/Surety	31.9	(1.8)	-5.6%
All other lines	340.4	(1.4)	0.4%
Total	$2,133.3	$(15.9)	-0.7%

In determining appropriate reserve levels for the three months ended June 30, 2016, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates.  No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for losses and loss adjustment expenses and record our best estimate.  Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data.  While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent years, this does not imply that more recent accident years’ reserves will also develop favorably; pricing, reinsurance costs, legal environment, general economic conditions including changes in inflation and many other factors impact management’s ultimate loss estimates.

When determining reserve levels, we recognize that there are several factors that present challenges and uncertainties to the estimation of net loss reserves.  Our net retained losses vary by product and they have generally increased over time.  To properly recognize these uncertainties, actuarial reviews have given significant consideration to the paid and incurred Bornhuetter-Ferguson (“BF”) methodologies.  Compared with other actuarial methodologies, the paid and incurred BF methods assign smaller weight to actual reported loss experience, with the greatest weight assigned to an expected or planned loss ratio.  The expected or planned loss ratio has typically been determined using various assumptions pertaining to prospective loss frequency and loss severity.  In setting reserves at June 30, 2016 we continued to consider the paid and incurred BF methods for recent years.

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

Consolidated gross reserves for losses and loss adjustment expenses were $3,181.9 million (including $137.6 million of reserves attributable to Syndicate 1200 segment's trade capital providers) and $3,078.2 million (including $90.5 million of reserves attributable to Syndicate 1200 segment's trade capital providers) as of June 30, 2016 and 2015, respectively.  Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances.  Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future favorable or unfavorable loss development, which may be material, will not occur.

Consolidated underwriting, insurance and acquisition expenses were $133.0 million and $265.6 million for the three and six months ended June 30, 2016, respectively compared to $139.5 million and $269.1 million for the same periods ended 2015.  The decline in the consolidated expense ratio for 2016 as compared to 2015 was primarily attributable to reduced equity and other compensation costs.  The 2015 acquisition expense ratios were favorably impacted by a reduction in premium taxes and other assessments due to a change in accounting estimate.

Consolidated interest expense was $4.9 million and $9.7 million for the three and six months ended June 30, 2016, respectively compared to $4.6 million and $9.5 million for the same periods in 2015.  The increase in consolidated interest expense was the result of increased interest rates on our variable rate debt.

Consolidated foreign currency exchange loss was $4.5 million and $3.0 million for the three months ended June 30, 2016 and 2015, respectively.  For the six months ended June 30, 2015, consolidated foreign currency exchange loss was $6.0 million compared to a foreign currency exchange gain of $6.6 million for the same period ended 2015.  The changes in the foreign currency exchange gains/losses were due to fluctuations of the U.S Dollar, on a weighted average basis, against the currencies in which we transact our business. For the three and six months ended June 30, 2016, the U.S. Dollar weakened against all major currencies, except for the British Pound. For the three months ended June 30, 2015, the U.S. Dollar declined against the British Pound, the Euro and the Canadian Dollar. For the six months ended June 30, 2015, the U.S. Dollar appreciated against all major currencies, except the British Pound, which was essentially flat.

The consolidated income tax provision represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the provision for income taxes represents taxes on net income for our United States, Ireland, Belgium, Brazil, Switzerland and United Kingdom operations.  The consolidated provision for income taxes was $8.7 million for the three months ended June 30, 2016 compared to $6.8 million for the same period ended 2015. The consolidated effective income tax rates were 22.1% and 19.6% for the three months ended June 30, 2016 and 2015, respectively.  The increase in the consolidated rate was primarily attributable to increased taxable income in our United Kingdom and United States operations. The consolidated provision for income taxes was $14.1 million for the six months ended June 30, 2016 compared to $10.4 million for the same period ended 2015. The consolidated effective income tax rates were 19.4% and 10.7% for the six months ended June 30, 2016 and 2015, respectively. The increase in the consolidated rate was primarily attributable to increased taxable income in our United Kingdom and United States operations.  Additionally, the tax provision for the six months ended June 30, 2015 was reduced by a $3.8 million state tax refund recorded by our United States operation.

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

In the first quarter of 2016, management evaluated the composition of our operating segments.  Based on this evaluation, we determined that the operations of Argo Pro (previously reported in the Excess and Surplus Lines segment) more closely align with our Commercial Specialty segment due to a shift in primary distribution channels and mix of admitted versus non-admitted business.  Additionally, the operations of our Dubai based business (previously reported in our Internationality Specialty segment) were shifted to our Syndicate 1200 segment, as we determined that we could access the Dubai market more efficiently as predominately a Lloyd’s coverholder. The results of operations for prior periods have been reclassified to conform to the current presentation.

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

Excess and Surplus Lines

The following table summarizes the results of operations for the Excess and Surplus Lines segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Gross written premiums	$168.1	$167.7	$314.3	$306.4
Earned premiums	$121.3	$118.4	$241.1	$230.3
Losses and loss adjustment expenses	71.5	67.4	140.2	129.0
Underwriting, acquisition and insurance expenses	37.0	38.4	74.2	73.8
Underwriting income	12.8	12.6	26.7	27.5
Net investment income	13.7	9.4	22.4	17.4
Interest expense	(1.5)	(1.3)	(2.9)	(2.8)
Income before income taxes	$25.0	$20.7	$46.2	$42.1
Loss ratio	58.9%	56.9%	58.1%	56.0%
Expense ratio	30.4%	32.5%	30.8%	32.0%
Combined ratio	89.3%	89.4%	88.9%	88.0%

The increase in gross written and earned premiums for the three and six months ended June 30, 2016 as compared to the same periods in 2015 was primarily attributable to growth in all units, with the exception of contract and transportation.  Premiums for the contract unit continued to decline due to increased competition and low rates.  Offsetting these declines was growth primarily in the casualty lines. The Excess and Surplus lines segment continues to be impacted by increased competition and pressure on rates.

Included in losses and loss adjustment expense for the three months ended June 30, 2016 was $3.4 million in catastrophe losses from storm activity in the United States, compared to $1.5 million for the same period ended 2015. Included in losses and loss adjustment expenses for the three months ended June 30, 2016 was $3.4 million of net favorable loss reserve development on prior accident years primarily attributable to the commercial automobile, property and general and products liability lines.  Included in losses and loss adjustment expenses for the three months ended June 30, 2015 was $4.1 million of net favorable loss reserve development on prior accident years primarily attributable to the commercial automobile, property and general and products liability lines.

Included in losses and loss adjustment expense for the six months ended June 30, 2016 was $5.6 million in catastrophe losses from storm activity in the United States, compared to $2.0 million for the same period ended 2015.   Included in losses and loss adjustment expenses for the six months ended June 30, 2016 was $6.3 million of net favorable loss reserve development on prior accident years primarily within the property lines, general and products liability lines, and commercial automobile.  Included in losses and loss adjustment expenses for the six months ended June 30, 2015 was $9.8 million of net favorable loss reserve development on prior accident years primarily within the general and products liability lines and commercial automobile, partially offset by unfavorable development in the property lines.

The decline in the expense ratio for the three and six months ended June 30, 2016 as compared to the same periods in 2015 was primarily attributable to a decline in acquisition expenses due to increased ceding commissions received and a decline in contingent commissions payable, coupled with a reduction in equity compensation expense.

Commercial Specialty

The following table summarizes the results of operations for the Commercial Specialty segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Gross written premiums	$153.7	$121.0	$295.1	$251.9
Earned premiums	$85.5	$84.4	$172.3	$168.2
Losses and loss adjustment expenses	43.6	51.1	90.4	103.8
Underwriting, acquisition and insurance expenses	27.5	26.8	57.2	54.2
Underwriting income	14.4	6.5	24.7	10.2
Net investment income	8.0	5.7	13.1	10.7
Interest expense	(0.9)	(1.0)	(1.7)	(1.8)
Fee and other income	3.5	2.7	8.0	6.3
Fee and other expense	(4.6)	(4.4)	(10.0)	(8.8)
Income before income taxes	$20.4	$9.5	$34.1	$16.6
Loss ratio	51.1%	60.6%	52.5%	61.7%
Expense ratio	32.3%	31.8%	33.2%	32.3%
Combined ratio	83.4%	92.4%	85.7%	94.0%

The increase in gross written premiums for the three and six months ended June 30, 2016 as compared to the same periods in 2015 was primarily attributable to growth in our management liability, errors and omissions and surety units, partially offset by declines in our grocery, retail and mining units.  Additionally, gross written premiums increased $30.8 million and $41.1 million for the three and six months ended June 30, 2016, respectively, due to increased premium writings in our fronting programs.  The fronting programs do not impact earned premiums, but result in ceding commissions received.  Gross written premiums were negatively impacted by decreasing rates and increasing competition coupled with adverse economic conditions in the energy and mining sectors.  The increase in earned premiums was attributable to the increase in gross written premiums discussed above.

Included in losses and loss adjustment expenses for the three months ended June 30, 2016 was $5.6 million of net favorable loss reserve development on prior accident years driven by favorable development in the auto liability, surety, property and other liability lines, partially offset by unfavorable development in the workers compensation lines.  Included in losses and loss adjustment expenses for the three months ended June 30, 2015 was $1.7 million of net unfavorable loss reserve development on prior accident years, primarily attributable to unfavorable development in the general liability and workers compensation lines, partially offset by favorable development in the short-tail, errors and omissions, and automobile liability lines.  Included in losses and loss adjustment expense for the three months ended June 30, 2016 and 2015 was $1.3 million and $0.8 million, respectively, in catastrophe losses for storm activity in the United States.

Included in losses and loss adjustment expenses for the six months ended June 30, 2016 was $5.6 million of net favorable loss reserve development on prior accident years driven by favorable development in the automobile liability, surety and property lines, partially offset by unfavorable development in the other liability lines.  Included in losses and loss adjustment expenses for the six months ended June 30, 2015 was $6.4 million of net unfavorable loss reserve development on prior accident years, primarily attributable to unfavorable development in the general liability and workers compensation lines, partially offset by favorable development in the errors and omissions, short-tail and automobile liability lines.    Included in losses and loss adjustment expense for the six months ended June 30, 2016 and 2015 was $1.4 million and $1.3 million, respectively, in catastrophe losses for storm activity in the United States.

The increase in the expense ratio for the three and six months ended June 30, 2016 as compared to the same periods ended 2015 was primarily attributable to the recording, in 2015, of a true up to the accrual for premiums taxes and other assessments in 2015 due to a change in accounting estimate. Acquisition expenses were reduced by $6.0 million and $10.2 million for the three and six months ended June 30, 2015, respectively. The expense ratio for the three and six months ended June 30, 2016 was favorably impacted by increased fronting fees and ceding commissions earned, coupled with reduced compensation expenses.

Fee and other income increased for the three and six months ended June 30, 2016 as compared to the same periods ended 2015 due to increased commissions received for our public entity and commercial programs business. The increase in fee and other expense was a function of the increased revenues.

International Specialty

The following table summarizes the results of operations for the International Specialty segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Gross written premiums	$83.0	$97.6	$153.2	$163.1
Earned premiums	$39.7	$37.2	$77.5	$73.4
Losses and loss adjustment expenses	24.8	17.2	44.2	33.6
Underwriting, acquisition and insurance expenses	12.3	13.5	23.0	26.5
Underwriting income	2.6	6.5	10.3	13.3
Net investment income	5.0	3.3	8.3	6.2
Interest expense	(0.7)	(0.7)	(1.4)	(1.5)
Income before income taxes	$6.9	$9.1	$17.2	$18.0
Loss ratio	62.4%	46.2%	57.0%	45.8%
Expense ratio	31.4%	36.1%	29.9%	36.0%
Combined ratio	93.8%	82.3%	86.9%	81.8%

Gross written premiums declined for the three and six months ended June 30, 2016 as compared to the same periods in 2015 due to continued pressure on rates, terms and conditions, coupled with changes in renewal dates for certain contracts and non-renewal of certain policies.  Earned premiums increased for the three and six months ended June 30, 2016 as compared to the same periods in 2015 as a result of higher premium in earlier periods coupled with increased retention percentages.

Included in losses and loss adjustment expenses for the three months ended June 30, 2016 was $12.6 million in catastrophe losses, consisting of $11.2 million for the Alberta wildfires and $1.4 million for storm activity in the United States. The International Specialty segment reported no catastrophe losses for the three months ended June 30, 2015.  Included in losses and loss adjustment expenses for the three months ended June 30, 2016 was $4.9 million in net favorable development on prior accident year loss reserves primarily attributable to the professional lines and short tail property reinsurance within Argo Re and in multiple lines within Brazil.  Included in losses and loss adjustment expenses for the three months ended June 30, 2015 was $1.2 million in net favorable development on prior accident year loss reserves primarily in professional lines and short tail property reinsurance.

Included in losses and loss adjustment expenses for the six months ended June 30, 2016 was $13.6 million in catastrophe losses resulting from the Alberta wildfires and various storm activity.  Included in losses and loss adjustment expenses for the six months ended June 30, 2015 was $1.0 million in catastrophe losses resulting from storm activity. Included in losses and loss adjustment expenses for the six months ended June 30, 2016 was $5.8 million of net favorable development on prior accident year loss reserves primarily in our short tail property reinsurance and in the Brazil unit.  Included in losses and loss adjustment expenses for the six months ended June 30, 2015 was $3.7 million of net favorable development on prior accident year loss reserves primarily in our short tail property reinsurance, professional liability and casualty lines, partially offset by unfavorable development in the Brazil unit.

The decline in the expense ratio for the three and six months ended June 30, 2016 as compared to the same periods in 2015 was primarily attributable to decreased commission expense due to changes in business mix, coupled with lower compensation expenses and lower expenses in our Brazil unit.

Syndicate 1200

The following table summarizes the results of operations for the Syndicate 1200 segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Gross written premiums	$155.6	$171.1	$317.6	$313.0
Earned premiums	$98.2	$105.6	$198.7	$208.6
Losses and loss adjustment expenses	51.9	54.1	107.2	107.0
Underwriting, acquisition and insurance expenses	42.6	44.1	83.7	84.9
Underwriting income	3.7	7.4	7.8	16.7
Net investment income	4.1	2.6	6.9	4.8
Interest expense	(0.6)	(0.6)	(1.2)	(1.3)
Fee and other income	1.7	1.3	3.3	2.3
Fee and other expense	(0.5)	(0.4)	(1.0)	(1.0)
Income before income taxes	$8.4	$10.3	$15.8	$21.5
Loss ratio	52.9%	51.1%	53.9%	51.3%
Expense ratio	43.4%	41.8%	42.1%	40.7%
Combined ratio	96.3%	92.9%	96.0%	92.0%

For 2016, we reduced our participation percentage on the Syndicate to 63%, down from 68% for 2015.  The balance of the capital supporting the Syndicate is made up primarily by trade and other capital providers.  The decline in gross written premiums for the three months ended June 30, 2016 as compared to the same period in 2015 was due to reduced premium writings across virtually all divisions due to increased competition and declining rates.  The increase in gross written premiums for the six months ended June 30, 2016 as compared to the same period in 2015 was due to increased premium writings in the first quarter of 2016 in the property, liability, marine and energy divisions.  Earned premiums reflect the impact of the decline in our participation during 2016 and the decline in gross written premiums, coupled with an increase in ceded written premiums resulting from reinstatement premiums and a higher proportion of binder business which earns at a slower rate.

Losses and loss adjustment expenses are reported net of losses ceded to the trade capital providers.  Included in losses and loss adjustment expense for the three and six months ended June 30, 2016 was $7.0 million in catastrophe losses, consisting of $6.0 million for storm activity in the United States and $1.0 million for the Alberta wildfires. We recorded no catastrophe losses for the three months ended June 30, 2015.  Catastrophe losses for the six months ended June 30, 2015 totaled $1.0 million from storm activity.  Included in losses and loss adjustment expenses for the three months ended June 30, 2016 was $3.6 million of net favorable loss reserve development on prior accident years primarily within the property, liability and marine & energy lines.  Included in losses and loss adjustment expenses for the three months ended June 30, 2015 was $2.2 million of net favorable loss reserve development on prior accident years primarily attributable to favorable development in the property, general liability and specialty lines.

Included in losses and loss adjustment expenses for the six months ended June 30, 2016 was $4.4 million of net favorable loss reserve development on prior accident years primarily driven by net favorable development in the property lines, partially offset by unfavorable development in specialty lines.  Net favorable development on loss reserves for the six months ended June 30, 2015 of $2.5 million was primarily driven by net favorable development in property and marine & energy, partially offset by unfavorable development in various liability classes.

The increase in the expense ratios for the three months ended June 30, 2016 as compared to the same period ended 2015 were primarily attributable to higher commission and broker expenses partially offset by reduced equity compensation expense.  The increase in the expense ratio for the six months ended June 30, 2016 as compared to the same period in 2015 was primarily due to increased commission and broker expenses resulting from current market conditions.

Fee income and other income represent fees and profit commission derived from the management of third party capital for our underwriting syndicate at Lloyd’s.  The increase in net fee and other income for the three and six ended June 30, 2016 as compared to the same periods in 2015 was primarily due to increased management fees and profit commissions resulting from the reduction in our participation in the syndicate.  Fee and other expenses were comparable for the periods presented.

Run-off Lines

The following table summarizes the results of operations for the Run-off Lines segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Earned premiums	$0.2	$0.4	$0.2	$0.1
Losses and loss adjustment expenses	4.8	0.8	6.2	0.9
Underwriting, acquisition and insurance expenses	1.7	2.6	3.5	2.6
Underwriting loss	(6.3)	(3.0)	(9.5)	(3.4)
Net investment income	3.4	2.4	5.6	4.4
Interest expense	(0.3)	(0.3)	(0.7)	(0.7)
Fee and other income	—	0.1	—	0.1
(Loss) income before income taxes	$(3.2)	$(0.8)	$(4.6)	$0.4

Earned premiums were primarily attributable to adjustments resulting from final audits, reinstatement premiums and other adjustments on policies previously underwritten.

Losses and loss adjustment expenses for the three months ended June 30, 2016 was the result of net unfavorable loss reserve development on prior accident years of $3.4 million for our asbestos exposure due to the final settlement agreement with a primary insured, $1.0 million development in our risk management lines and $0.4 million in our other run-off lines.  Losses and loss adjustment expenses for the three months ended June 30, 2015 was the result of net unfavorable loss reserve development on prior accident years due to unfavorable development in our run-off workers compensation lines, driven by the impact of discount unwind, and our other assumed business.

Losses and loss adjustment expenses for the six months ended June 30, 2016 and 2015 was the result of net unfavorable prior accident year loss reserve development in our run-off workers compensation and asbestos liability lines partially offset by net favorable reserve development in our run-off reinsurance lines.

The following table represents a reconciliation of total gross and net reserves for the Run-off Lines. Amounts in the net column are reduced by reinsurance recoverable.

	Six Months Ended June 30,
	2016		2015
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of period	$46.5	$43.5	$53.9	$50.3
Incurred losses	6.4	4.1	1.0	1.0
Losses paid	(12.3)	(9.3)	(4.3)	(3.6)
Loss reserves - asbestos and environmental, end of period	40.6	38.3	50.6	47.7
Risk management reserves	244.4	150.8	249.5	163.0
Run-off reinsurance reserves	2.5	2.5	4.3	4.3
Other run-off lines	3.5	3.3	3.2	3.0
Total loss reserves - Run-off Lines	$291.0	$194.9	$307.6	$218.0

Underwriting, acquisition and insurance expenses for the Run-off Lines segment consists primarily of administrative expenses.  Underwriting expense for the three months ended June 30, 2016 was favorably impacted by the collection of a $0.2 million receivable that had previously been written off.  Underwriting expense for the three months ended June 30, 2015 included $0.5 million in bad debt expense. The increase in underwriting expense for the six months ended June 30, 2016 as compared to the same period of 2015 was due to a $2.2 million decline in the accrual for premium taxes and other assessments in 2015 due to a change in accounting estimate.

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

Cash provided by operating activities can fluctuate due to a timing difference in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the six months ended June 30, 2016, and 2015, net cash provided by operating activities was $31.5 million and $94.6 million, respectively. The decrease in cash flows from operating activities in 2016 from 2015 was driven by the timing of premium cash receipts in the respective periods.

For the six months ended June 30, 2016, net cash provided by investing activities was $20.3 million, compared to net cash used by investing activities of $31.9 million for the six months ended June 30, 2015. The increase in cash flows from investing activities in 2016 from 2015 was mainly the result of the increase in maturities and mandatory calls of fixed maturity investments, partially offset by an increase in cash used to purchase fixed maturities. As of June 30, 2016, $225.3 million of the investment portfolio was invested in short-term investments. Included in purchases of fixed assets for the six months ended June 30, 2015 was $42.6 million associated with the acquisition of real estate holdings, which were purchased on our behalf by a third-party intermediary using funds held in escrow from the fourth quarter 2014 sale of a Torrance, California real estate holding.

For the six months ended June 30, 2016 and 2015, net cash used by financing activities was $52.8 million and $37.4 million, respectively. During the six months ended June 30, 2016 and 2015, we repurchased 718,595 and 489,096 shares of our common stock for a total cost of $40.0 million and $24.9 million, respectively. We paid cash dividends to our shareholders totaling $13.1 million and $11.2 million during the six months ended June 30, 2016 and 2015, respectively.

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

Included in the Credit Agreement is a provision that allows up to $17.5 million of the revolving credit facility to be used for letters of credit (“LOCs”), subject to availability. As of June 30, 2016, there were no borrowings outstanding and $0.2 million in LOCs against the Credit Facility.

On May 3, 2016, our Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous repurchase authorizations. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of June 30, 2016, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $137.4 million.

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

As shown on the accompanying table, our fixed maturities portfolio is diversified among different types of investments. The securities are principally rated by one or more Nationally Recognized Statistical Rating Organizations. If a security has two ratings, the lower rating is used, and if a security has three ratings, the middle rating is used in the preparation of this table. At June 30, 2016, our fixed maturities portfolio had a weighted average rating of A+, with 71.8% ($2,077.2 million fair value) rated A or better and 33.1% ($958.7 million fair value) rated AAA. Our portfolio included 10.1% ($291.1 million fair value) of less than investment grade (BB+ or lower) fixed maturities at June 30, 2016.

	Fair Value
(in millions)	AAA	AA	A	Other	Total
USD denominated:
U.S. Governments	$191.3	$—	$0.4	$—	$191.7
Non-U.S. Governments	43.0	12.9	5.4	20.7	82.0
Obligations of states and political subdivisions	94.6	224.6	81.3	14.0	414.5
Credit-Financial	6.1	69.5	246.9	184.5	507.0
Credit-Industrial	4.6	18.5	120.9	403.3	547.3
Credit-Utility	—	19.3	32.4	98.9	150.6
Structured securities:
CMO/MBS-agency	156.5	—	—	—	156.5
CMO/MBS-non agency	—	3.7	2.3	0.4	6.4
CMBS	150.3	20.8	38.1	1.5	210.7
ABS	110.9	0.2	1.9	3.4	116.4
CLO	72.6	15.1	38.1	13.0	138.8
Foreign denominated:
Governments	106.7	22.9	2.6	29.9	162.1
Credit	2.8	23.9	59.2	22.3	108.2
ABS/CMBS	12.8	—	—	—	12.8
CLO	6.5	35.7	21.9	23.5	87.6
Total fixed maturities	$958.7	$467.1	$651.4	$815.4	$2,892.6

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

Foreign Currency Risk

We have exposure to foreign currency risk in both our insurance contracts and invested assets, and to a lesser extent in a portion of our debt. Some of our insurance contracts provide that ultimate losses may be payable in various foreign currencies. Foreign currency exchange rate risk exists where we do not have cash or securities denominated in the currency for which we will ultimately pay the claims. Thus, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance polices that are payable in foreign currencies with cash and investments that are denominated in such currencies. In certain instances, we use foreign exchange forward contracts to mitigate this risk. Due to the extended time frame for settling the claims plus the fluctuation in currency exchange rates, the potential exists for us to realize gains and/or losses related to foreign exchange rates. In addition, we may experience foreign currency gains or losses related to exchange rate fluctuations in operating expenses as certain operating costs are payable in currencies other than the U.S. Dollar. For the three and six months ended June 30, 2016, we recorded realized losses of $ 4.5 million and realized losses of $6.0, respectively, from movements in foreign currency rates on our insurance operations. In addition, we recorded realized losses of $ 4.6 million and $10.0 million from movements on foreign currency rates in our investment portfolio and realized losses of less than $ 0.1 million and $11.8 million from our currency forward contracts for the three and six months ended June 30, 2016. We had unrealized losses at June 30, 2016 of $ 27.6 million in movements on foreign currency rates in our investment portfolio, which are recorded in “Other comprehensive income, net of taxes” in our Consolidated Balance Sheets. These losses are principally related to the weakening of the non-U.S. Dollar denominated investment exchange rates to the U.S. Dollar.

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

There were no changes in the internal control over financial reporting made during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis.  From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Our subsidiaries are parties to legal actions incidental to their business.  Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

Item 1A.  Risk Factors

United Kingdom’s vote to leave the European Union

On June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit”. As a result of the referendum, the British government will begin negotiating the terms of the United Kingdom’s future relationship with the E.U.  Although it is unknown what those terms will be, it may create, in the short-term, regulatory and foreign exchange rate uncertainty with respect to ArgoGlobal Syndicate 1200. Our ArgoGlobal SE Malta-based insurance company provides Argo Group with an alternative E.U. operating platform, should the need arise.   Further, Lloyds’ has put in place contingency plans to reduce the risks that may result due to this departure.

See “Risk Factors” in the Argo Group Annual Report on Form 10-K for the year ended December 31, 2015 for a detailed discussion of the additional risk factors affecting us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

On May 3, 2016, our Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous Repurchase Authorizations.

From January 1, 2016 through June 30, 2016, we have repurchased a total of 718,595 shares of our common shares for a total cost of $40.0 million.  Since the inception of the repurchase authorizations through June 30, 2016, we have repurchased 9,900,239 shares of our common stock at an average price of $37.48 for a total cost of $371.1 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of June 30, 2016, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $137.4 million.

The following table provides information with respect to shares of our common stock that were repurchased or surrendered during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publically Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
April 1 through April 30, 2016	133,139	$55.64	130,243	$36,876,281
May 1 through May 31, 2016	180,858	$57.66	180,360	$140,710,599
June 1 through June 30, 2016	64,340	$52.06	64,340	$137,361,178
Total	378,337		374,943

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under our various employees equity compensation plans.  For the three months ended June 30, 2016, we received 3,394 shares of our common stock, with an average price paid per share of $56.45 that were surrendered by employees in payment for the minimum required withholding taxes. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

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

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

August 4, 2016	By	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

August 4, 2016	By	/s/ Jay S. Bullock
Jay S. Bullock
Executive Vice President and Chief Financial Officer