Form 10-Q
period 2016-09-30
Argo Group International Holdings, Ltd.
filed 2016-11-04
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding (net of treasury shares) of each of the issuer’s classes of common shares as of October 31, 2016.

Title	Outstanding
Common Shares, par value $1.00 per share	29,966,008

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	September 30,	December 31,
	2016	2015 *
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost: 2016 - $3,008.8; 2015 - $2,971.0)	$3,044.6	$2,927.3
Equity securities available-for-sale, at fair value (cost: 2016 - $345.6; 2015 - $349.7)	453.7	463.9
Other investments (cost: 2016 - $518.7; 2015 - $506.9)	526.1	513.7
Short-term investments, at fair value (cost: 2016 - $289.2; 2015 - $211.2)	289.2	210.8
Total investments	4,313.6	4,115.7
Cash	123.6	121.7
Accrued investment income	21.9	21.6
Premiums receivable	503.4	404.5
Reinsurance recoverables	1,283.1	1,121.1
Goodwill	152.2	152.2
Intangible assets, net of accumulated amortization	68.9	73.3
Current income taxes receivable, net	—	11.6
Deferred acquisition costs, net	147.7	132.4
Ceded unearned premiums	311.6	250.8
Other assets	255.1	220.7
Total assets	$7,181.1	$6,625.6
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$3,284.8	$3,123.6
Unearned premiums	1,010.2	886.7
Accrued underwriting expenses	103.0	133.9
Ceded reinsurance payable, net	452.8	312.4
Funds held	65.7	77.6
Senior unsecured fixed rate notes	139.4	139.3
Other indebtedness	57.3	55.2
Junior subordinated debentures	172.7	172.7
Current income taxes payable, net	7.7	—
Deferred tax liabilities, net	40.7	23.6
Other liabilities	58.4	32.5
Total liabilities	5,392.7	4,957.5
Commitments and contingencies (Note 13)
Shareholders' equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 39,980,160 and 37,104,294 shares issued at September 30, 2016 and December 31, 2015, respectively	40.0	37.1
Additional paid-in capital	1,119.8	964.9
Treasury shares (9,996,840 and 9,181,644 shares at September 30, 2016 and December 31, 2015, respectively)	(376.4)	(331.1)
Retained earnings	933.8	985.7
Accumulated other comprehensive income, net of taxes	71.2	11.5
Total shareholders' equity	1,788.4	1,668.1
Total liabilities and shareholders' equity	$7,181.1	$6,625.6

*	Derived from audited consolidated financial statements.

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares and per share amount)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Premiums and other revenue:
Earned premiums	$358.7	$346.0	$1,048.5	$1,026.6
Net investment income	32.7	18.4	89.6	68.5
Fee and other income	7.6	9.2	20.2	17.9
Net realized investment and other gains	17.7	6.6	12.8	20.4
Total revenue	416.7	380.2	1,171.1	1,133.4
Expenses:
Losses and loss adjustment expenses	207.8	200.0	596.0	574.3
Underwriting, acquisition and insurance expenses	137.4	132.8	403.0	401.9
Interest expense	4.9	4.8	14.6	14.3
Fee and other expense	5.9	8.2	18.1	18.0
Foreign currency exchange (gain) loss	(1.5)	(1.8)	4.5	(8.4)
Total expenses	354.5	344.0	1,036.2	1,000.1
Income before income taxes	62.2	36.2	134.9	133.3
Provision for income taxes	7.0	0.9	21.1	11.3
Net income	$55.2	$35.3	$113.8	$122.0
Net income per common share:
Basic	$1.84	$1.15	$3.76	$3.96
Diluted	$1.80	$1.13	$3.68	$3.89
Dividend declared per common share	$0.22	$0.18	$0.64	$0.55
Weighted average common shares:
Basic	30,018,637	30,707,233	30,227,725	30,796,390
Diluted	30,728,383	31,320,943	30,889,487	31,393,092

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net realized investment and other (losses) gains before other- than-temporary impairment losses	$20.1	$10.0	$21.8	$25.7
Other-than-temporary impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturities	(0.6)	—	(1.7)	(0.9)
Other-than-temporary impairment losses on equity securities	(1.8)	(3.4)	(7.3)	(4.4)
Impairment losses recognized in earnings	(2.4)	(3.4)	(9.0)	(5.3)
Net realized investment and other gains	$17.7	$6.6	$12.8	$20.4

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$55.2	$35.3	$113.8	$122.0
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.0)	(4.0)	2.8	(6.6)
Unrealized gains (losses) on securities:
Gains (losses) arising during the year	19.8	(69.7)	97.7	(104.3)
Reclassification adjustment for gains included in net income	(17.0)	0.1	(25.1)	(6.9)
Other comprehensive income (loss) before tax	1.8	(73.6)	75.4	(117.8)
Income tax provision (benefit) related to other comprehensive income (loss):
Unrealized gains (loss) on securities:
Gains (losses) arising during the year	7.6	(18.3)	27.5	(28.6)
Reclassification adjustment for gains included in net income	(7.9)	(1.7)	(11.8)	(4.6)
Income tax provision (benefit) related to other comprehensive income (loss)	(0.3)	(20.0)	15.7	(33.2)
Other comprehensive income (loss), net of tax	2.1	(53.6)	59.7	(84.6)
Comprehensive income (loss)	$57.3	$(18.3)	$173.5	$37.4

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$113.8	$122.0
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	27.4	30.7
Share-based payments expense	11.1	20.8
Excess tax benefit from share-based payment arrangements	(0.1)	(0.6)
Deferred income tax provision, net	2.3	13.8
Net realized investment and other gains	(12.8)	(20.4)
Undistributed earnings from alternative investment portfolio	(20.8)	(4.6)
Amortization of debt issuance costs	0.1	0.1
Loss on disposals of fixed assets, net	0.2	0.2
Change in:
Accrued investment income	(0.3)	1.1
Receivables	(255.5)	(162.2)
Deferred acquisition costs	(14.9)	(17.6)
Ceded unearned premiums	(59.8)	(58.5)
Reserves for losses and loss adjustment expenses	154.2	75.9
Unearned premiums	120.3	123.0
Ceded reinsurance payable and funds held	128.3	134.3
Income taxes	19.7	(2.3)
Accrued underwriting expenses	(27.4)	(19.7)
Other, net	(35.1)	(0.2)
Cash provided by operating activities	150.7	235.8
Cash flows from investing activities:
Sales of fixed maturity investments	761.8	609.8
Maturities and mandatory calls of fixed maturity investments	839.0	637.4
Sales of equity securities	155.3	61.6
Sales of other investments	92.1	57.4
Purchases of fixed maturity investments	(1,650.7)	(1,303.4)
Purchases of equity securities	(114.7)	(97.9)
Purchases of other investments	(90.3)	(67.2)
Change in foreign regulatory deposits and voluntary pools	4.8	7.5
Change in short-term investments	(78.7)	(69.9)
Settlements of foreign currency exchange forward contracts	(7.2)	(6.7)
Purchases of fixed assets	(26.7)	(22.0)
Other, net	31.9	17.4
Cash used in investing activities	(83.4)	(176.0)
Cash flows from financing activities:
Activity under stock incentive plans	0.6	1.5
Repurchase of Company's common shares	(45.3)	(29.7)
Excess tax expense from share-based payment arrangements	0.1	0.6
Payment of cash dividends to common shareholders	(19.8)	(17.1)
Cash used in financing activities	(64.4)	(44.7)
Effect of exchange rate changes on cash	(1.0)	0.1
Change in cash	1.9	15.2
Cash, beginning of period	121.7	81.0
Cash, end of period	$123.6	$96.2

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

The interim financial information as of, and for the three and nine months ended, September 30, 2016 and 2015 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation.

During the first quarter of 2016, we evaluated our accounting for income from our alternative investment portfolio and determined that as we manage these investments to appreciate in value on a quarter to quarter basis, it is more appropriate to classify the change in value as net investment income as opposed to realized investment gains (losses). As a result, net investment income for the three and nine months ended September 30, 2016 includes $9.9 million and $20.8 million, respectively, related to the appreciation of our alternative investment portfolio. Net investment income and net realized and other gains for the three and nine months ended September 30, 2015 have been reclassified to reflect the current presentation. Specifically, net investment income for the three and nine months ended September 30, 2015 includes a decrease of $2.9 million and an increase of $4.6 million, respectively, related to the alternative investment portfolio, and net realized investment and other gains were increased for the three months ended September 30, 2015 and decreased for the nine months ended September 30, 2015 by these same amounts.

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

2.	Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Classification of Certain Cash Receipts and Cash Payments (Topic 230). ASU 2016-15 will reduce diversity in practice on how eight specific cash receipts and payments are classified on the statement of cash flows. The ASU will be effective for fiscal years beginning after December 15, 2017, including interim periods within those years. We are currently evaluating the impact that the adoption of ASU 2016-15 will have on our financial results and disclosures.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (Topic 326). ASU 2016-13 requires organizations to estimate credit losses on certain types of financial instruments, including receivables and available-for-sale debt securities, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The guidance requires a modified retrospective transition method and early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-13 will have on our financial results and disclosures.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (Topic 718). ASU 2016-09 simplifies the accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning December 15, 2018. We are currently evaluating the impact that the adoption of ASU 2016-09 will have on our financial results and disclosures.

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

In May 2015, the FASB issued ASU 2015-09, “Disclosures about Short-Duration Contracts” (Topic 944). ASU 2015-09 requires additional disclosures for unpaid claim liabilities and claim adjustment expenses for short-duration insurance contracts (i.e., coverage provided for a fixed period of short duration, typically a year or less). The standard will require tables showing incurred and paid claims development information by accident year for the number of years claims typically remain outstanding, but not more than 10 years, including a reconciliation of this information to the statement of financial position. This ASU is effective for annual periods beginning after December 15, 2015 and interim periods within annual periods after December 15, 2016. This ASU will increase the volume and level of detail in our financial disclosures around reserves for losses and loss adjustment expenses in our Forms 10-K.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (Subtopic 205-40). ASU 2014-15 requires entities to disclose whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. Management is also required to evaluate and disclose whether it plans to alleviate the doubt. The ASU will apply to both annual and interim reporting periods. The standard is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016.  We do not anticipate that the adoption of ASU 2014-15 will have a material impact on our financial disclosures.

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

Accounting Standards Retrospectively Adopted in 2016

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which amends the guidance in Accounting Standards Codification Topic 835-30 “Interest – Imputation of Interest.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the guidance was effective for annual and interim periods beginning after December 15, 2015. We adopted this guidance effective January 1, 2016 and adjusted our prior period balances to reflect the adoption of this guidance.

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

The effects of the retrospective application of this guidance on individual financial statement line items in our Consolidated Statements of Cash Flows were as follows:

	For the Nine Months Ended September 30, 2015
(in millions)	As Previously Reported	As Adjusted	Effect of Change
Cash flows from operating activities:
Amortization of debt issuance costs	$—	$0.1	$0.1
Other, net	$(0.1)	$(0.2)	$(0.1)

There were no changes to the Consolidated Statements of Income for the periods presented as a result of adoption of the authoritative guidance.

3.	Investments

Composition of Invested Assets

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments were as follows:

September 30, 2016
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
USD denominated:
U.S. Governments	$216.4	$1.8	$0.2	$218.0
Non-U.S. Governments	92.7	0.8	—	93.5
Obligations of states and political subdivisions	387.0	20.8	0.1	407.7
Credit-Financial	494.3	11.4	0.5	505.2
Credit-Industrial	627.5	16.1	2.5	641.1
Credit-Utility	150.0	6.2	1.8	154.4
Structured securities:
CMO/MBS-agency (1)	162.9	5.3	0.1	168.1
CMO/MBS-non agency	5.6	0.5	—	6.1
CMBS (2)	203.6	2.0	0.2	205.4
ABS (3)	122.5	0.5	0.2	122.8
CLO (4)	150.6	1.0	0.4	151.2
Foreign denominated:
Governments	165.7	1.8	9.8	157.7
Credit	123.1	1.5	13.3	111.3
ABS/CMBS	18.1	—	2.8	15.3
CLO	88.8	2.8	4.8	86.8
Total fixed maturities	3,008.8	72.5	36.7	3,044.6
Equity securities	345.6	115.4	7.3	453.7
Other investments	518.7	7.5	0.1	526.1
Short-term investments	289.2	—	—	289.2
Total investments	$4,162.3	$195.4	$44.1	$4,313.6

(1)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(2)	Commercial mortgage-backed securities (“CMBS”).
(3)	Asset-backed securities (“ABS”).
(4)	Collateralized loan obligations (“CLO”).

December 31, 2015
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
USD denominated:
U.S. Governments	$207.9	$0.7	$0.7	$207.9
Non-U.S. Governments	93.0	0.1	1.3	91.8
Obligations of states and political subdivisions	467.6	20.7	0.3	488.0
Credit-Financial	502.3	6.2	2.6	505.9
Credit-Industrial	555.8	5.3	12.4	548.7
Credit-Utility	168.1	1.0	13.6	155.5
Structured securities:
CMO/MBS-agency (1)	126.5	5.0	0.5	131.0
CMO/MBS-non agency	6.7	0.6	—	7.3
CMBS (2)	186.5	0.5	1.6	185.4
ABS (3)	111.0	0.2	0.7	110.5
CLO (4)	137.5	0.1	1.7	135.9
Foreign denominated:
Governments	168.8	0.8	19.3	150.3
Credit	130.2	1.1	20.4	110.9
ABS/CMBS	19.7	0.1	2.2	17.6
CLO	89.4	0.7	9.5	80.6
Total fixed maturities	2,971.0	43.1	86.8	2,927.3
Equity securities	349.7	131.5	17.3	463.9
Other investments	506.9	6.9	0.1	513.7
Short-term investments	211.2	—	0.4	210.8
Total investments	$4,038.8	$181.5	$104.6	$4,115.7

(1)	Collateralized mortgage obligations/mortgage-backed securities (“CMO/MBS”).
(2)	Commercial mortgage-backed securities (“CMBS”).
(3)	Asset-backed securities (“ABS”).
(4)	Collateralized loan obligations (“CLO”).

Included in “Total investments” in our Consolidated Balance Sheets at September 30, 2016 and December 31, 2015 is $127.5 million and $95.3 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party participants that provide underwriting capital to the operations of our Syndicate 1200 segment.

Contractual Maturity

The amortized cost and fair values of fixed maturity investments as of September 30, 2016, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$270.6	$264.4
Due after one year through five years	1,317.4	1,329.7
Due after five years through ten years	503.7	520.4
Thereafter	165.0	174.4
Structured securities	752.1	755.7
Total	$3,008.8	$3,044.6

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Other Invested Assets

Details regarding the carrying value and unfunded investment commitments of the other invested assets portfolio as of September 30, 2016 and December 31, 2015 were as follows:

September 30, 2016
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$179.5	$—
Private equity	175.7	99.1
Long only funds	164.5	—
Other investments	6.4	—
Total other invested assets	$526.1	$99.1

December 31, 2015
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$146.9	$—
Private equity	144.1	90.2
Long only funds	211.0	—
Other investments	11.7	—
Total other invested assets	$513.7	$90.2

The following describes each investment type:

•	Hedge funds: Hedge funds include funds that primarily buy and sell stocks, including the short sales of stocks, multi-strategy credit, relative value credit and distressed credit.
•

Private equity: Private equity includes buyout funds, real asset/infrastructure funds, credit special situations funds, mezzanine lending funds and direct investments and strategic non-controlling minority investments in private companies that are principally accounted for using the equity method of accounting.

•

Long only funds: These funds include a fund that primarily owns domestic and international stocks, a fund that owns high yield fixed income securities, our participation in pools, and a fund that primarily owns investment-grade corporate and sovereign fixed income securities.

•

Other investments: Other investments include foreign exchange currency forward contracts to manage exposure on losses related to global catastrophic events as well as certain non-U.S. dollar denominated investments and to minimize negative impacts to our investment portfolio returns.

Unrealized Losses and Other-Than-Temporary Impairments

An aging of unrealized losses on our investments in fixed maturities, equity securities, other investments and short-term investments is presented below:

September 30, 2016	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments (2)	$57.2	$0.2	$—	$—	$57.2	$0.2
Non-U.S. Governments (1) (2)	19.7	—	0.3	—	20.0	—
Obligations of states and political subdivisions	18.4	0.1	1.9	—	20.3	0.1
Credit-Financial	64.9	0.3	12.5	0.2	77.4	0.5
Credit-Industrial	54.2	1.3	34.3	1.2	88.5	2.5
Credit-Utility	7.2	0.1	12.6	1.7	19.8	1.8
Structured securities:
CMO/MBS-agency (2)	38.8	0.1	4.5	—	43.3	0.1
CMO/MBS-non agency	—	—	—	—	—	—
CMBS (2)	45.4	0.2	10.8	—	56.2	0.2
ABS (1)	15.2	—	5.0	0.2	20.2	0.2
CLO	15.1	0.1	44.5	0.3	59.6	0.4
Foreign denominated:
Governments	107.9	9.8	—	—	107.9	9.8
Credit	90.1	13.2	0.5	0.1	90.6	13.3
ABS/CMBS	13.1	2.3	1.9	0.5	15.0	2.8
CLO	51.9	4.2	6.9	0.6	58.8	4.8
Total fixed maturities	599.1	31.9	135.7	4.8	734.8	36.7
Equity securities	85.5	7.3	—	—	85.5	7.3
Other investments	0.3	0.1	—	—	0.3	0.1
Short-term investments (1)	3.0	—	—	—	3.0	—
Total	$687.9	$39.3	$135.7	$4.8	$823.6	$44.1

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

December 31, 2015	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
USD denominated:
U.S. Governments (2)	$138.3	$0.7	$0.4	$—	$138.7	$0.7
Non-U.S. Governments	80.2	1.2	2.2	0.1	82.4	1.3
Obligations of states and political subdivisions (1)	9.4	—	8.8	0.3	18.2	0.3
Credit-Financial	283.9	2.2	28.7	0.4	312.6	2.6
Credit-Industrial	343.9	10.3	31.0	2.1	374.9	12.4
Credit-Utility	112.8	8.6	17.6	5.0	130.4	13.6
Structured securities:
CMO/MBS-agency	26.9	0.2	8.4	0.3	35.3	0.5
CMO/MBS-non agency (1)	3.8	—	—	—	3.8	—
CMBS (2)	129.5	1.6	3.0	—	132.5	1.6
ABS	91.5	0.4	6.8	0.3	98.3	0.7
CLO	103.8	1.4	12.5	0.3	116.3	1.7
Foreign denominated:
Governments	136.4	19.2	0.3	0.1	136.7	19.3
Credit	105.1	20.3	0.5	0.1	105.6	20.4
ABS/CMBS (2)	16.7	2.2	0.1	—	16.8	2.2
CLO	79.5	9.3	0.5	0.2	80.0	9.5
Total fixed maturities	1,661.7	77.6	120.8	9.2	1,782.5	86.8
Equity securities	112.4	17.3	—	—	112.4	17.3
Other investments	0.3	0.1	—	—	0.3	0.1
Short-term investments	5.8	0.4	—	—	5.8	0.4
Total	$1,780.2	$95.4	$120.8	$9.2	$1,901.0	$104.6

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

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

We hold a total of 7,203 securities, of which 1,331 were in an unrealized loss position for less than one year and 264 were in an unrealized loss position for a period one year or greater as of September 30, 2016. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increased credit spreads, foreign currency fluctuations and higher market yields relative to the date the securities were purchased, and for structured securities, by the performance of the underlying collateral, as well. In considering whether an investment is other-than-temporarily impaired or not, we also considered that we do not intend to sell the investments and it is unlikely that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. In situations where we did not recognize other-than-temporary losses on investments in our equity portfolio, we have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation, have the ability and intent to hold these investments until a recovery of the cost basis. We do not consider these investments to be other-than-temporarily impaired at September 30, 2016.

We recognized other-than-temporary losses on our fixed maturities portfolio of $0.6 million and $1.7 million for the three and nine months ended September 30, 2016, respectively.  We recognized other-than-temporary losses on our fixed maturities portfolio of $0.0 million and $0.9 million for the three and nine months ended September 30, 2015, respectively. We recognized other-than-temporary losses on our equity portfolio of $1.8 million and $7.3 million for the three and nine months ended September 30, 2016, respectively.  We recognized other-than-temporary losses on our equity portfolio of $3.4 million and $4.4 million for the three and nine months ended September 30, 2015, respectively.

Realized Gains and Losses

The following table presents our gross realized investment and other gains (losses):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Realized gains
Fixed maturities	$5.4	$2.9	$16.4	$10.5
Equity securities	20.8	9.8	45.4	22.6
Other investments	4.2	8.7	31.2	27.6
Short-term investments	—	—	0.4	1.1
Other assets	1.2	—	1.2	—
Gain on sale of real estate holdings	—	—	—	0.4
Gross realized investment gains	31.6	21.4	94.6	62.2
Realized losses
Fixed maturities	(6.1)	(4.1)	(21.0)	(13.1)
Equity securities	(1.9)	(2.5)	(9.0)	(3.6)
Other investments	(3.5)	(4.6)	(42.7)	(18.2)
Short-term investments	—	(0.1)	(0.1)	(1.5)
Other assets	—	(0.1)	—	(0.1)
Other-than-temporary impairment losses on fixed maturities	(0.6)	—	(1.7)	(0.9)
Other-than-temporary impairment losses on equity securities	(1.8)	(3.4)	(7.3)	(4.4)
Gross realized investment and other losses	(13.9)	(14.8)	(81.8)	(41.8)
Net realized investment and other (losses) gains	$17.7	$6.6	$12.8	$20.4

The cost of securities sold is based on the specific identification method.

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows:

(in millions)	Fixed Maturities	Equity Maturities	Other Investments	Short-Term Investments	Real Estate Holdings and Other Assets	Tax Effects	Total
Three Months Ended September 30, 2016
Realized before impairments	$(0.7)	$18.9	$0.7	$—	$1.2	$(7.1)	$13.0
Realized - impairments	(0.6)	(1.8)	—	—	—	0.6	(1.8)
Change in unrealized	13.7	(10.8)	—	(0.1)	—	0.3	3.1

Three Months Ended September 30, 2015
Realized before impairments	$(1.2)	$7.3	$4.1	$(0.1)	$(0.1)	$(3.2)	$6.8
Realized - impairments	—	(3.4)	—	—	—	1.2	(2.2)
Change in unrealized	(22.6)	(46.7)	—	(0.2)	—	20.1	(49.4)

Nine Months Ended September 30, 2016
Realized before impairments	$(4.6)	$36.4	$(11.5)	$0.3	$1.2	$(10.6)	$11.2
Realized - impairments	(1.7)	(7.3)	—	—	—	2.9	(6.1)
Change in unrealized	78.5	(6.8)	0.6	0.3	—	(15.7)	56.9

Nine Months Ended September 30, 2015
Realized before impairments	$(2.6)	$19.0	$9.4	$(0.4)	$0.3	$(9.6)	$16.1
Realized - impairments	(0.9)	(4.4)	—	—	—	1.8	(3.5)
Change in unrealized	(40.9)	(71.5)	1.5	(0.2)	—	33.3	(77.8)

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

The fair value of our foreign currency exchange forward contracts as of September 30, 2016 and December 31, 2015 was as follows:

	September 30,	December 31,
(in millions)	2016	2015
Canadian dollar (CAD) currency exposure	$1.3	$5.2
Euro (EUR) investment exposure	(0.4)	2.9
Total return strategy	0.6	(0.8)
	$1.5	$7.3

The following table represents our gross investment realized gains and losses on our foreign currency exchange forward contracts:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Realized gains
Global catastrophe (1)	$—	$—	$—	$0.5
Canadian dollar (CAD) currency exposure	1.3	5.3	8.7	16.5
Euro (EUR) investment exposure	—	—	2.2	6.3
Investment portfolio return strategy	—	3.3	0.3	3.7
Total return strategy	2.2	—	18.2	—
Gross realized investment gains	3.5	8.6	29.4	27.0
Realized losses
Global catastrophe (1)	—	(0.2)	—	(2.3)
Canadian dollar (CAD) currency exposure	(0.8)	(0.4)	(16.3)	(5.2)
Euro (EUR) investment exposure	(0.8)	—	(4.5)	(2.3)
Investment portfolio return strategy	—	(3.3)	(0.2)	(4.2)
Total return strategy	(1.6)	—	(19.9)	—
Gross realized investment losses	(3.2)	(3.9)	(40.9)	(14.0)
Net realized investment gains (losses) on foreign currency exchange forward contracts	$0.3	$4.7	$(11.5)	$13.0

(1)	Global Catastrophe program ended 2015

Regulatory Deposits, Pledged Securities and Letters of Credit

At September 30, 2016, the amortized cost and fair value of investments on deposit with U.S., Canadian and various other agencies for regulatory and other purposes were $164.4 million and $172.7 million, respectively. At December 31, 2015, the amortized cost and fair value of investments on deposit with U.S., Canadian and various other agencies for regulatory and other purposes were $187.1 million and $192.8 million, respectively.

At September 30, 2016, investments with an amortized cost of $39.5 million and fair value of $39.3 million were pledged as collateral in support of irrevocable letters of credit (“LOCs”) in the amount of $28.1 million issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves. At December 31, 2015, investments with an amortized cost of $34.9 million and fair value of $35.0 million were pledged as collateral in support of irrevocable LOCs in the amount of $29.3 million issued under the terms of certain reinsurance agreements in respect of reported loss and loss expense reserves.

Our Corporate member’s capital supporting our Lloyd’s business was $195.1 million and $202.5 million at September 30, 2016 and December 31, 2015, respectively.

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

We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of September 30, 2016. A description of the valuation techniques we use to measure assets at fair value is as follows:

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

Transfers Between Level 1 and Level 2 Securities: There were no transfers between Level 1 and Level 2 securities during the three months ended September 30, 2016.

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	September 30, 2016	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$218.0	$174.3	$43.7	$—
Non-U.S. Governments	93.5	—	93.5	—
Obligations of states and political subdivisions	407.7	—	407.7	—
Credit-Financial	505.2	—	503.2	2.0
Credit-Industrial	641.1	—	641.1	—
Credit-Utility	154.4	—	154.4	—
Structured securities:
CMO/MBS-agency	168.1	—	168.1	—
CMO/MBS-non agency	6.1	—	6.1	—
CMBS	205.4	—	205.4	—
ABS	122.8	—	122.8	—
CLO	151.2	—	151.2	—
Foreign denominated:		—	—	—
Governments	157.7	—	157.7	—
Credit	111.3	—	111.3	—
ABS/CMBS	15.3	—	15.3	—
CLO	86.8	—	86.8	—
Total fixed maturities	3,044.6	174.3	2,868.3	2.0
Equity securities	453.7	451.2	2.1	0.4
Other fair value investments	86.8	—	86.8	—
Short-term investments	289.2	275.0	14.2	—
	$3,874.3	$900.5	$2,971.4	$2.4

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2015	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
USD denominated:
U.S. Governments	$207.9	$150.4	$57.5	$—
Non-U.S. Governments	91.8	—	91.8	—
Obligations of states and political subdivisions	488.0	—	488.0	—
Credit-Financial	505.9	—	505.9	—
Credit-Industrial	548.7	—	548.7	—
Credit-Utility	155.5	—	155.5	—
Structured securities:
CMO/MBS-agency	131.0	—	131.0	—
CMO/MBS-non agency	7.3	—	7.3	—
CMBS	185.4	—	185.4	—
ABS	110.5	—	110.5	—
CLO	135.9	—	135.9	—
Foreign denominated:
Governments	150.3	—	150.3	—
Credit	110.9	—	110.9	—
ABS/CMBS	17.6	—	17.6	—
CLO	80.6	—	80.6	—
Total fixed maturities	2,927.3	150.4	2,776.9	—
Equity securities	463.9	457.6	5.6	0.7
Other fair value investments	97.2	—	97.2	—
Short-term investments	210.8	203.6	7.2	—
	$3,699.2	$811.6	$2,886.9	$0.7

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

The fair value measurements in the tables above do not equal “Total investments” on our Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:

Fair Value Measurements Using Observable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2016	$—	$0.7	$0.7
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	—	—
Included in other comprehensive income (loss)	—	—	—
Purchases, issuances, sales, and settlements
Purchases	2.0	—	2.0
Issuances	—	—	—
Sales	—	(0.3)	(0.3)
Settlements	—	—	—
Ending balance, September 30, 2016	$2.0	$0.4	$2.4
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2016	$—	$—	$—

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2015	$—	$0.9	$0.9
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	—	—
Included in other comprehensive income (loss)	—	—	—
Purchases, issuances, sales, and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	(0.2)	(0.2)
Settlements	—	—	—
Ending balance, December 31, 2015	$—	$0.7	$0.7
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2015	$—	$—	$—

At September 30, 2016 and December 31, 2015, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.

4.	Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Nine Months Ended September 30,
(in millions)	2016	2015
Net reserves beginning of the year	$2,133.3	$2,137.1
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	614.8	589.6
Prior accident years	(18.8)	(15.3)
Losses and LAE incurred during calendar year, net of reinsurance	596.0	574.3
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	115.3	105.2
Prior accident years	403.9	435.5
Losses and LAE payments made during current calendar year, net of reinsurance:	519.2	540.7
Change in participation interest (1)	(36.3)	(1.2)
Foreign exchange adjustments	1.0	(27.7)
Net reserves - end of period	2,174.8	2,141.8
Add:
Reinsurance recoverables on unpaid losses and LAE, end of period	1,110.0	962.3
Gross reserves - end of period	$3,284.8	$3,104.1

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

The impact from the (favorable) unfavorable development of prior accident years’ loss and LAE reserves on each reporting segment is presented below:

	For the Nine Months Ended September 30,
(in millions)	2016	2015
Excess and Surplus Lines	$(12.0)	$(18.4)
Commercial Specialty	(13.6)	3.7
International Specialty	(8.3)	(5.8)
Syndicate 1200	(2.5)	(2.8)
Run-off Lines	17.6	8.0
Total favorable prior-year development	$(18.8)	$(15.3)

The following describes the primary factors behind each segment’s prior accident year reserve development for the nine months ended September 30, 2016 and 2015:

Nine months ended September 30, 2016:

•	Excess and Surplus Lines: Favorable development in the property lines, general and products liability lines, and commercial automobile
•	Commercial Specialty: Favorable development primarily in auto liability, surety, workers compensation, and property lines, partially offset by unfavorable development in other liability lines
•	International Specialty: Favorable development in the property reinsurance line, professional liability, and in the Brazil unit, partially offset by unfavorable development in the casualty unit
•	Syndicate 1200: Favorable development in property lines and marine and energy, partially offset by unfavorable development in specialty lines and professional indemnity
•	Run-off Lines: Unfavorable development primarily in asbestos and risk management liability

Nine months ended September 30, 2015:

•	Excess and Surplus Lines: Favorable development in the general and products liability lines and commercial automobile, partially offset by unfavorable development in the property lines
•

Commercial Specialty: Unfavorable development in general liability and workers compensation due to increases in claim severity, partially offset by favorable development in auto liability, short-tail lines, and errors and omissions

•	International Specialty: Favorable development in the property reinsurance line, professional liability, casualty unit, partially offset by unfavorable development in the Brazil unit
•	Syndicate 1200: Favorable development in property, general liability and marine and energy, partially offset by unfavorable development in other liability classes and aerospace
•	Run-off Lines: Unfavorable development in workers compensation lines and asbestos and environmental liability, offset in part by favorable development in run-off reinsurance claims

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

Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables approximates fair value. At September 30, 2016 and December 31, 2015, the carrying values of premiums receivable over 90 days were $13.3 million and $10.0 million, respectively. Included in “Reinsurance recoverables” in our Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, are amounts that are due from trade capital providers associated with the operations of Syndicate 1200. Upon settlement, the receivable is offset against the liability which is included in “Ceded reinsurance payable, net” in our accompanying Consolidated Balance Sheets. At September 30, 2016 and December 31, 2015, the payable was in excess of the receivable. Of our reinsurance recoverables on paid losses, excluding amounts attributable to Syndicate 1200’s trade capital providers, at September 30, 2016 and December 31, 2015, the carrying values over 90 days were $10.2 million and $7.1 million, respectively. Our methodology for establishing our allowances for doubtful accounts includes specifically identifying all potential uncollectible balances regardless of aging. At September 30, 2016 and December 31, 2015, the allowance for doubtful accounts for premiums receivable was $2.6 million and $3.5 million, respectively, and the allowance for doubtful accounts for reinsurance recoverables on paid losses was $1.8 million and $2.2 million, respectively. Premiums receivable over 90 days were secured by collateral in the amount of $0.5 million and $0.2 million at September 30, 2016 and December 31, 2015, respectively. Reinsurance recoverables on paid losses over 90 days were secured by collateral in the amount of $0.6 million and $0.7 at September 30, 2016 and December 31, 2015, respectively.

Debt. At September 30, 2016 and December 31, 2015, the fair value of our junior subordinated debentures, senior unsecured fixed rate notes and other indebtedness was estimated using appropriate market indices or quoted prices from external sources based on current market conditions.

A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	September 30, 2016		December 31, 2015
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures	$172.7	$172.7	$172.7	$166.5
Senior unsecured fixed rate notes	139.4	144.4	139.3	141.8
Other indebtedness:
Floating rate loan stock	56.7	56.7	54.6	52.7
Note payable	0.6	0.6	0.6	0.6
	$369.4	$374.4	$367.2	$361.6

6.	Shareholders’ Equity

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

On August 2, 2016, our Board of Directors declared a quarterly cash dividend in the amount of $0.22 on each share of common stock outstanding. On August 29, 2016, we paid $6.7 million to our shareholders of record on August 15, 2016.

On August 4, 2015, our Board of directors declared a quarterly cash dividend in the amount of $0.18 on each share of common stock outstanding. On September 15, 2015, we paid $5.6 million to our shareholders of record on September 1, 2015.

On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous Repurchase Authorizations. As of September 30, 2016, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $132.0 million.

For the nine months ended September 30, 2016, we repurchased a total of 815,196 common shares for $45.3 million. A summary of activity from January 1, 2016 through September 30, 2016 follows.

A summary of common shares repurchased for the nine months ended September 30, 2016 is shown below:

Repurchase Type	Date Trading Plan Initiated	2016 Purchase Period	Number of Shares Repurchased	Average Price of Shares Repurchased	Total Cost (in millions)	Repurchase Authorization Year
10b5-1 Trading Plan	12/16/2015	01/04/2016-02/11/2016	266,538	$55.59	$14.8	2013
10b5-1 Trading Plan	03/16/2016	03/16/2016-05/02/2016	162,893	$55.62	9.1	2013
10b5-1 Trading Plan	06/16/2016	06/24/2016-06/28/2016	14,774	$49.78	0.7	2016
10b5-1 Trading Plan	09/15/2016	09/19/2016-09/28/2016	11,147	$55.38	0.6	2016
Open Market	N/A	01/01/2016-05/02/2016	64,464	$54.14	3.5	2013
Open Market	N/A	05/03/2016-09/30/2016	295,380	$56.38	16.6	2016
Total			815,196	$55.66	$45.3

7.	Accumulated Other Comprehensive Income (Loss)

A summary of changes in accumulated other comprehensive income (loss), net of taxes (where applicable) by component for the nine months ended September 30, 2016 and 2015 is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2016	$(21.6)	$40.0	$(6.9)	$11.5
Other comprehensive (loss) income before reclassifications	2.8	70.2	—	73.0
Amounts reclassified from accumulated other comprehensive (loss) income	—	(13.3)	—	(13.3)
Net current-period other comprehensive (loss) income	2.8	56.9	—	59.7
Balance at September 30, 2016	$(18.8)	$96.9	$(6.9)	$71.2

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2015	$(15.6)	$130.7	$(7.0)	$108.1
Other comprehensive (loss) income before reclassifications	(6.6)	(75.7)	—	(82.3)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(2.3)	—	(2.3)
Net current-period other comprehensive (loss) income	(6.6)	(78.0)	—	(84.6)
Balance at September 30, 2015	$(22.2)	$52.7	$(7.0)	$23.5

The following table illustrates the amounts reclassified from accumulated other comprehensive income (loss) shown in the above tables that have been included in our Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Unrealized gains and losses on securities:
Net realized investment (gains) losses	$(17.0)	$0.1	$(25.1)	$(6.9)
Provision for income tax	7.9	1.7	11.8	4.6
Net of taxes	$(9.1)	$1.8	$(13.3)	$(2.3)

8.	Net Income Per Common Share

The following table presents the calculation of net income per common share on a basic and diluted basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except number of shares and per share amounts)	2016	2015	2016	2015
Net income	$55.2	$35.3	$113.8	$122.0
Weighted average common shares outstanding - basic	30,018,637	30,707,233	30,227,725	30,796,390
Effect of dilutive securities:
Equity compensation awards	709,746	613,710	661,762	596,702
Weighted average common shares outstanding - diluted	30,728,383	31,320,943	30,889,487	31,393,092
Net income per common share:
Basic	$1.84	$1.15	$3.76	$3.96
Diluted	$1.80	$1.13	$3.68	$3.89

Excluded from the weighted average common shares outstanding calculation at September 30, 2016, and 2015 are 9,996,840 shares and 9,181,544 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date. For the three and nine months ended September 30, 2016 and 2015, there were no equity compensation awards with an anti-dilutive effect.

9.	Supplemental Cash Flow Information

Income taxes paid. We paid income taxes of $1.5 million and $10.8 million during the nine months ended September 30, 2016 and 2015, respectively.

Income taxes recovered. We recovered income taxes of $0.5 million and $11.5 million during the nine months ended September 30, 2016 and 2015, respectively.

Interest paid was as follows:

	For the Nine Months Ended September 30,
(in millions)	2016	2015
Senior unsecured fixed rate notes	$7.0	$7.0
Junior subordinated debentures	5.7	5.3
Other indebtedness	2.0	2.0
Total interest paid	$14.7	$14.3

10.	Share-based Compensation

The fair value method of accounting is used for share-based compensation plans. Under the fair value method, compensation cost is measured based on the fair value of the award at the measurement date and recognized over the requisite service period. We use the Black-Scholes model to estimate the fair values on the measurement date for share options and share appreciation rights (“SARs”). The Black-Scholes model uses several assumptions to value a share award. The risk-free rate of return assumption is based on the five-year U.S. Treasury constant maturity rate on the measurement date. The expected dividend yield is based on our history and expected dividend payouts. The expected award life is based upon the average holding period over the history of the incentive plan. The expected volatility assumption is based on the historical change in our stock price over the previous five years preceding the measurement date.

The following table summarizes the assumptions we used for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30,
	2016	2015
Risk-free rate of return	1.12%	1.44%
Expected dividend yields	1.65%	1.52%
Expected award life (years)	4.50	4.64
Expected volatility	18.73%	20.81%

All outstanding awards were adjusted to reflect the 10% stock dividend declared on May 3, 2016, resulting in a 10% increase to the number of awards outstanding and a 9.09% reduction in the exercise price.

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

Restricted Shares

A summary of restricted share activity as of September 30, 2016 and changes during the nine months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2016	514,742	$36.87
Granted	263,491	$50.41
Vested and issued	(70,987)	$32.70
Expired or forfeited	(13,990)	$44.13
Outstanding at September 30, 2016	693,256	$42.29

The restricted shares vest over two to four years. Expense recognized under this plan for the restricted shares was $1.7 million and $5.2 million for the three and nine months ended September 30, 2016, respectively, as compared to $1.4 million and $4.4 million for the three and nine months ended September 30, 2015, respectively. Compensation expense for all share-based compensation awards is included in “Underwriting, acquisition and insurance expenses” in the accompanying Consolidated Statements of Income. As of September 30, 2016, there was $19.9 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group.

Stock-Settled SARs

In January 2016, we modified certain unvested cash-settled SARs, converting the awards into stock-settled SARs. We evaluated this modification under the terms of ASU 718 “Share Based Payments,” and determined that no additional expense resulted from the conversion. The expense for the stock-settled SARs will be amortized over the remaining vesting period.

A summary of stock-settled SARs activity as of September 30, 2016 and changes during the nine months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2016	1,438,146	$29.52
Granted	542	$36.71
Converted from cash-settled SARs	944,046	$41.21
Exercised	(173,538)	$25.42
Expired or forfeited	(128,701)	$42.03
Outstanding at September 30, 2016	2,080,495	$34.39

The stock-settled SARs vest over a one to four year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. Expense recognized for the stock-settled SARs was $1.0 million and $3.6 for the three and nine months ended September 30, 2016, respectively, as compared to $0.3 million and $1.3 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, there was $9.4 million of total unrecognized compensation cost related to stock-settled SARs outstanding.

Cash-Settled SARs

A summary of cash-settled SARs activity as of September 30, 2016 and changes during the nine months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2016	2,220,560	$35.53
Granted	540	$36.71
Converted to stock-settled SARs(1)	(864,036)	$41.21
Exercised	(565,096)	$31.37
Expired or forfeited	(111,709)	$39.23
Outstanding at September 30, 2016	680,259	$31.16

(1)	The converted shares were not adjusted for the 10% stock dividend because the conversion occurred prior to the stock dividend record date.

The cash-settled SARs vest over a one to four year period. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We account for the cash-settled SARs as liability awards, which require the awards to be revalued at each reporting period. Expense recognized for the cash-settled SARs was $2.6 million and $2.1 million for the three and nine months ended September 30, 2016. Expense recognized for the cash-settled SARs was $2.8 million and $14.1 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, there was $0.5 million of total unrecognized compensation cost related to cash-settled SARs outstanding.

11.	Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Commissions	$59.3	$56.5	$178.5	$182.4
General expenses	75.6	69.6	217.3	222.2
Premium taxes, boards and bureaus	6.1	7.5	19.0	8.1
	141.0	133.6	414.8	412.7
Net deferral of policy acquisition costs	(3.6)	(0.8)	(11.8)	(10.8)
Total underwriting, acquisition and insurance expenses	$137.4	$132.8	$403.0	$401.9

Included in general expenses for the three months ended September 30, 2016 and 2015 was $5.5 million and $7.9 million, respectively, and $11.1 million and $20.8 million for the nine months ended September 30, 2016, and 2015, respectively, of expense for our total equity-related compensation. The increase in premium taxes, boards and bureaus for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was primarily due to a decline in the accrual for premium taxes and other assessments due to a change in accounting estimate in the first quarter of 2015.

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

Our income tax provision includes the following components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Current tax provision	$10.8	$(11.3)	$18.8	$(2.5)
Deferred tax provision (benefit) related to:
Future tax deductions	(3.0)	14.1	1.9	16.7
Valuation allowance change	(0.8)	(1.9)	0.4	(2.9)
Income tax provision	$7.0	$0.9	$21.1	$11.3

Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the three and nine months ended September 30, 2016 and 2015, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

	For the Three Months Ended September 30,
(in millions)	2016			2015
	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$35.6		0.0%	$24.6		0.0%
United States	28.2		24.2%	10.5		19.6%
United Kingdom	(2.8)		-3.0%	1.9		-58.5%
Belgium	—	(1)	-160.0%	—	(1)	31.4%
Brazil	0.4		0.0%	(0.7)		0.0%
United Arab Emirates	—	(1)	0.0%	0.1		0.0%
Ireland	(0.1)		0.0%	—	(1)	0.0%
Malta	0.9		0.0%	(0.3)		0.0%
Switzerland	—	(1)	21.2%	0.1		-20.0%
Pre-tax income	$62.2			$36.2

	For the Nine Months Ended September 30,
(in millions)	2016			2015
	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$79.7		0.0%	$68.8		0.0%
United States	78.0		26.3%	59.1		22.4%
United Kingdom	(24.9)		-1.9%	9.1		-21.4%
Belgium	—	(1)	0.0%	(0.1)		-50.5%
Brazil	1.1		0.0%	(3.7)		0.0%
United Arab Emirates	—	(1)	0.0%	0.2		0.0%
Ireland	(0.2)		0.0%	(0.1)		0.0%
Malta	1.2		0.0%	—	(1)	0.0%
Switzerland	—	(1)	21.1%	—	(1)	-21.3%
Pre-tax income	$134.9			$133.3

(1)	Pre-tax income for the respective year was less than $0.1 million.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Income tax provision at expected rate	$9.8	$3.7	$23.2	$21.1
Tax effect of:
Tax-exempt interest	(0.7)	(1.2)	(2.5)	(3.1)
Dividends received deduction	(0.4)	(0.6)	(1.7)	(1.8)
Valuation allowance change	(0.8)	(1.9)	0.4	(2.9)
Other permanent adjustments, net	0.1	0.1	0.3	0.3
Adjustment for prior year tax return	(0.8)	(0.6)	(0.8)	(0.6)
Adjustment for annualized rate	(0.9)	0.8	(1.5)	0.6
United States state tax (benefit) expense	—	—	—	(2.5)
Other foreign adjustments	(0.1)	0.1	(0.7)	0.2
Prior year foreign taxes recovered	—	—	—	(1.2)
Deferred tax rate reduction	—	—	(0.3)	—
Foreign exchange adjustments	0.8	0.5	4.4	0.9
Foreign withholding taxes	—	—	0.3	0.3
Income tax provision	$7.0	$0.9	$21.1	$11.3

Income tax provision (benefit) - Foreign	$0.2	$(1.2)	$0.6	$(2.0)
Income tax provision - United States, Federal	6.8	2.1	20.2	16.8
Income tax benefit - United States, State	—	—	—	(3.8)
Foreign withholding tax - United States	—	—	0.3	0.3
Income tax provision	$7.0	$0.9	$21.1	$11.3

Our net deferred tax assets (liabilities) are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally two years for net operating losses and three years for capital losses for our United States operations. At September 30, 2016, we had a total net deferred tax liability of $17.5 million prior to any valuation allowance.

Management has determined that a valuation allowance is required for a portion of the tax-effected net operating loss carryforward included as part of the United States consolidated group of $16.1 million generated from PXRE Corporation and for the tax-effected net operating loss carryforward of $1.0 million from ARIS. The valuation allowances have been established as Internal Revenue Code Section 382 limits the application of net operating loss and net capital loss carryforwards following an ownership change. The loss carryforwards available per year are $2.8 million as required by Internal Revenue Code Section 382.

Furthermore, due to cumulative losses since inception, management has concluded that a valuation allowance is required for the full amount of the tax-effected net operating losses generated by our Brazil and Malta entities.

Accordingly, a valuation allowance of $23.2 million is required as of September 30, 2016 of which $14.2 million relates to the PXRE Corporation and ARIS loss carryforwards, $7.5 million relates to Brazil operations, and $1.5 million relates to Malta operations. For the nine months ended September 30, 2016, the valuation allowance was reduced by $0.7 million pertaining to PXRE Corporation and ARIS loss carryforwards, and increased by $1.4 million pertaining to our Brazil operations, and decreased by $0.3 million pertaining to our Malta operations.

Of the PXRE Corporation net operating loss carryforwards, $14.6 million will expire if not used by December 31, 2025 and $1.5 million will expire if not used by December 31, 2027. Of the ARIS loss carryforward, $0.2 million will expire if not used by December 31, 2027, $0.4 million will expire if not used by December 31, 2028 and $0.4 million will expire if not used by December 31, 2029.

For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. We had no material unrecognized tax benefits as of September 30, 2016 and 2015. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2012. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2012.

13.	Commitments and Contingencies

Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

We have contractual commitments to invest up to $99.1 million related to our limited partnership investments at September 30, 2016. These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time, not to exceed thirteen years.

14.Segment Information

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

Based on management’s evaluation of the Argo Pro platform’s shift in primary distribution channels and mix of admitted versus non-admitted business, we have reclassified Argo Pro’s results of operations and identifiable assets from the Excess and Surplus Lines segment to the Commercial Specialty segment effective January 1, 2016, as the current makeup of the platform more closely aligns with our Commercial Specialty segment. The results of operations and identifiable assets for prior periods have been reclassified to conform to the current presentation.

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

Revenue and income (loss) before income taxes for each segment were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Revenue:
Earned premiums
Excess and Surplus Lines	$122.3	$121.5	$363.4	$351.8
Commercial Specialty	94.0	87.5	266.3	255.7
International Specialty	39.9	36.4	117.4	109.8
Syndicate 1200	102.4	100.3	301.1	308.9
Run-off Lines	0.1	0.3	0.3	0.4
Total earned premiums	358.7	346.0	1,048.5	1,026.6
Net investment income
Excess and Surplus Lines	12.7	7.2	35.1	24.6
Commercial Specialty	7.6	4.4	20.7	15.1
International Specialty	4.7	2.5	13.0	8.7
Syndicate 1200	2.8	1.9	9.7	6.7
Run-off Lines	3.2	1.7	8.8	6.1
Corporate and Other	1.7	0.7	2.3	7.3
Total net investment income	32.7	18.4	89.6	68.5
Fee and other income	7.6	9.2	20.2	17.9
Net realized investment and other gains	17.7	6.6	12.8	20.4
Total revenue	$416.7	$380.2	$1,171.1	$1,133.4

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Income (loss) before income taxes
Excess and Surplus Lines	$22.8	$22.0	$69.0	$64.1
Commercial Specialty	23.1	15.1	57.2	31.7
International Specialty	15.2	3.1	32.4	21.1
Syndicate 1200	4.9	6.5	20.7	28.0
Run-off Lines	(10.0)	(6.9)	(14.6)	(6.6)
Total segment income before taxes	56.0	39.8	164.7	138.3
Corporate and Other	(11.5)	(10.2)	(42.6)	(25.4)
Net realized investment and other gains	17.7	6.6	12.8	20.4
Total income before income taxes	$62.2	$36.2	$134.9	$133.3

The table below presents earned premiums by geographic location for the three and nine months ended September 30, 2016 and 2015. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Bermuda	$29.0	$26.8	$86.1	$76.8
Brazil	10.4	10.3	29.6	34.7
Malta	0.6	0.5	1.6	1.4
United Kingdom	102.4	99.1	301.1	305.5
United States	216.3	209.3	630.1	608.2
Total earned premiums	$358.7	$346.0	$1,048.5	$1,026.6

The following table represents identifiable assets:

	September 30,	December 31,
(in millions)	2016	2015
Excess and Surplus Lines	$2,266.6	$2,174.8
Commercial Specialty	1,652.6	1,511.7
International Specialty	981.6	877.2
Syndicate 1200	1,364.2	1,216.5
Run-off Lines	556.6	558.4
Corporate and Other	359.5	287.0
Total	$7,181.1	$6,625.6

Included in total assets at September 30, 2016 and December 31, 2015 are $576.8 million and $377.1 million, respectively, in assets associated with trade capital providers.

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

In accordance with ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (Topic 835), we present the unamortized debt issuance costs in the balance sheet as a direct deduction from the carrying value of the debt liability. At September 30, 2016 and December 31, 2015, the Notes consisted of the following:

(in millions)	September 30, 2016	December 31, 2015
Senior unsecured fixed rate notes
Principal	$143.8	$143.8
Less: unamortized debt issuance costs	(4.4)	(4.5)
Senior unsecured fixed rate notes, less unamortized debt issuance costs	$139.4	$139.3

In accordance with Article 10 of SEC Regulation S-X, we have elected to present condensed consolidating financial information in lieu of separate financial statements for the Subsidiary Issuer. The following tables present condensed consolidating financial information at September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015, of the Parent Guarantor and the Subsidiary Issuer. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.

The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations and cash flows of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2016

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$2.6	$2,871.2	$1,439.8	$—	$4,313.6
Cash	—	89.3	34.3	—	123.6
Accrued investment income	—	16.3	5.6	—	21.9
Premiums receivable	—	213.2	290.2	—	503.4
Reinsurance recoverables	—	1,300.9	(17.8)	—	1,283.1
Goodwill and other intangible assets, net	—	127.6	93.5	—	221.1
Deferred acquisition costs, net	—	64.7	83.0	—	147.7
Ceded unearned premiums	—	162.2	149.4	—	311.6
Other assets	9.4	160.0	85.7	—	255.1
Intercompany note receivable	—	50.2	(50.2)	—	—
Investments in subsidiaries	1,862.1	—	—	(1,862.1)	—
Total assets	$1,874.1	$5,055.6	$2,113.5	$(1,862.1)	$7,181.1
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	2,292.7	992.1	$—	$3,284.8
Unearned premiums	—	582.7	427.5	—	1,010.2
Funds held and ceded reinsurance payable, net	—	733.7	(215.2)	—	518.5
Long-term debt	28.4	284.3	56.7	—	369.4
Current income taxes payable, net	—	8.8	(1.1)	—	7.7
Deferred tax liabilities, net	—	25.0	15.7	—	40.7
Accrued underwriting expenses and other liabilities	13.2	109.9	38.3	—	161.4
Due to (from) affiliates	44.1	0.2	(0.2)	(44.1)	—
Total liabilities	85.7	4,037.3	1,313.8	(44.1)	5,392.7
Total shareholders' equity	1,788.4	1,018.3	799.7	(1,818.0)	1,788.4
Total liabilities and shareholders' equity	$1,874.1	$5,055.6	$2,113.5	$(1,862.1)	$7,181.1

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2015

(in millions)

	Argo Group International Holdings, Ltd. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$6.2	$2,761.0	$1,348.5	$—	$4,115.7
Cash	—	88.8	32.9	—	121.7
Accrued investment income	—	16.4	5.2	—	21.6
Premiums receivable	—	166.4	238.1	—	404.5
Reinsurance recoverables	—	1,212.2	(91.1)	—	1,121.1
Goodwill and other intangible assets, net	—	129.8	95.7	—	225.5
Current income taxes receivable, net	—	4.7	6.9	—	11.6
Deferred acquisition costs, net	—	58.2	74.2	—	132.4
Ceded unearned premiums	—	125.8	125.0	—	250.8
Other assets	8.2	151.7	60.8	—	220.7
Intercompany note receivable	—	49.8	(49.8)	—	—
Investments in subsidiaries	1,715.9	—	—	(1,715.9)	—
Total assets	$1,730.3	$4,764.8	$1,846.4	$(1,715.9)	$6,625.6
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,194.1	$929.5	$—	$3,123.6
Unearned premiums	—	501.5	385.2	—	886.7
Funds held and ceded reinsurance payable, net	—	702.6	(312.6)	—	390.0
Long-term debt	28.4	284.2	54.6	—	367.2
Deferred tax liabilities, net	—	11.9	11.7	—	23.6
Accrued underwriting expenses and other liabilities	16.3	95.4	54.7	—	166.4
Due to (from) affiliates	17.5	2.3	(2.3)	(17.5)	—
Total liabilities	62.2	3,792.0	1,120.8	(17.5)	4,957.5
Total shareholders' equity	1,668.1	972.8	725.6	(1,698.4)	1,668.1
Total liabilities and shareholders' equity	$1,730.3	$4,764.8	$1,846.4	$(1,715.9)	$6,625.6

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$128.0	$230.7	$—	$358.7
Net investment income (expense)	(0.9)	22.5	11.1	—	32.7
Fee and other income	—	5.5	2.1	—	7.6
Net realized investment and other (losses) gains	—	19.4	(1.7)	—	17.7
Total revenue	(0.9)	175.4	242.2	—	416.7
Expenses:
Losses and loss adjustment expenses	—	83.5	124.3	—	207.8
Underwriting, acquisition and insurance expenses	3.7	54.0	79.7	—	137.4
Interest expense	0.3	4.0	0.6	—	4.9
Fee and other expense	—	5.5	0.4	—	5.9
Foreign currency exchange loss (gain)	—	0.2	(1.7)	—	(1.5)
Total expenses	4.0	147.2	203.3	—	354.5
Income (loss) before income taxes	(4.9)	28.2	38.9	—	62.2
Provision for income taxes	—	6.8	0.2	—	7.0
Net income (loss) before equity in earnings of subsidiaries	(4.9)	21.4	38.7	—	55.2
Equity in undistributed earnings of subsidiaries	60.1	—	—	(60.1)	—
Net income	$55.2	$21.4	$38.7	$(60.1)	$55.2

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$122.1	$223.9	$—	$346.0
Net investment income (expense)	(0.2)	11.2	7.6	(0.2)	18.4
Fee and other income	—	7.6	1.6	—	9.2
Net realized investment and other gains	—	4.3	2.3	—	6.6
Total revenue	(0.2)	145.2	235.4	(0.2)	380.2
Expenses:
Losses and loss adjustment expenses	—	75.4	124.6	—	200.0
Underwriting, acquisition and insurance expenses	4.9	48.0	79.9	—	132.8
Interest expense	0.5	3.8	0.7	(0.2)	4.8
Fee and other expense	—	7.6	0.6	—	8.2
Foreign currency exchange loss (gain)	—	0.1	(1.9)	—	(1.8)
Total expenses	5.4	134.9	203.9	(0.2)	344.0
Income (loss) before income taxes	(5.6)	10.3	31.5	—	36.2
Provision for income taxes	—	2.1	(1.2)	—	0.9
Net income (loss) before equity in earnings of subsidiaries	(5.6)	8.2	32.7	—	35.3
Equity in undistributed earnings of subsidiaries	40.9	—	—	(40.9)	—
Net income	$35.3	$8.2	$32.7	$(40.9)	$35.3

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$368.1	$680.4	$—	$1,048.5
Net investment income (expense)	(2.0)	62.6	29.0	—	89.6
Fee and other income	—	14.9	5.3	—	20.2
Net realized investment and other gains (losses) gains	0.2	32.5	(19.9)	—	12.8
Total revenue	(1.8)	478.1	694.8	—	1,171.1
Expenses:
Losses and loss adjustment expenses	—	220.9	375.1	—	596.0
Underwriting, acquisition and insurance expenses	10.0	150.6	242.4	—	403.0
Interest expense	1.0	11.8	1.8	—	14.6
Fee and other expense	—	16.7	1.4	—	18.1
Foreign currency exchange loss	—	0.1	4.4	—	4.5
Total expenses	11.0	400.1	625.1	—	1,036.2
Income (loss) before income taxes	(12.8)	78.0	69.7	—	134.9
Provision for income taxes	—	20.5	0.6	—	21.1
Net income (loss) before equity in earnings of subsidiaries	(12.8)	57.5	69.1	—	113.8
Equity in undistributed earnings of subsidiaries	126.6	—	—	(126.6)	—
Net income	$113.8	$57.5	$69.1	$(126.6)	$113.8

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(in millions)

	Argo Group International Holdings, Ltd. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$376.0	$650.6	$—	$1,026.6
Net investment income (expense)	(0.7)	47.2	22.2	(0.2)	68.5
Fee and other income	—	14.0	3.9	—	17.9
Net realized investment and other gains gains	2.0	20.1	0.3	(2.0)	20.4
Total revenue	1.3	457.3	677.0	(2.2)	1,133.4
Expenses:
Losses and loss adjustment expenses	—	220.0	354.3	—	574.3
Underwriting, acquisition and insurance expenses	14.4	149.5	238.0	—	401.9
Interest expense	1.2	11.4	1.9	(0.2)	14.3
Fee and other expense	—	16.4	1.6	—	18.0
Foreign currency exchange loss (gain)	—	1.0	(9.4)	—	(8.4)
Total expenses	15.6	398.3	586.4	(0.2)	1,000.1
Income (loss) before income taxes	(14.3)	59.0	90.6	(2.0)	133.3
Provision for income taxes	—	13.3	(2.0)	—	11.3
Net income (loss) before equity in earnings of subsidiaries	(14.3)	45.7	92.6	(2.0)	122.0
Equity in undistributed earnings of subsidiaries	136.3	—	—	(136.3)	—
Net income	$122.0	$45.7	$92.6	$(138.3)	$122.0

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations
(2)	Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$19.6	$60.6	$70.5	$—	$150.7
Cash flows from investing activities:
Proceeds from sales of investments	—	762.4	246.8	—	1,009.2
Maturities and mandatory calls of fixed maturity investments	—	419.7	419.3	—	839.0
Purchases of investments	—	(1,134.6)	(721.1)	—	(1,855.7)
Change in short-term investments and foreign regulatory deposits	(0.4)	(70.5)	(3.0)	—	(73.9)
Settlements of foreign currency exchange forward contracts	—	—	(7.2)	—	(7.2)
Purchases of fixed assets and other, net	—	8.1	(2.9)	—	5.2
Cash used in investing activities	(0.4)	(14.9)	(68.1)	—	(83.4)
Cash flows from financing activities:
Activity under stock incentive plans	0.6	—	—	—	0.6
Repurchase of Company's common shares	—	(45.3)	—	—	(45.3)
Excess tax expense from share-based payment arrangements	—	0.1	—	—	0.1
Payment of cash dividend to common shareholders	(19.8)	—	—	—	(19.8)
Cash used in financing activities	(19.2)	(45.2)	—	—	(64.4)
Effect of exchange rate changes on cash	—	—	(1.0)	—	(1.0)
Change in cash	—	0.5	1.4	—	1.9
Cash, beginning of the period	—	88.8	32.9	—	121.7
Cash, end of period	$—	$89.3	$34.3	$—	$123.6

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$12.6	$130.6	$92.6	$—	$235.8
Cash flows from investing activities:
Proceeds from sales of investments	—	524.5	204.3	—	728.8
Maturities and mandatory calls of fixed maturity investments	—	509.5	127.9	—	637.4
Purchases of investments	—	(1,073.2)	(395.3)	—	(1,468.5)
Change in short-term investments and foreign regulatory deposits	1.3	(34.5)	(29.2)	—	(62.4)
Settlements of foreign currency exchange forward contracts	1.5	—	(8.2)	—	(6.7)
Issuance of intercompany note, net	—	15.0	(15.0)	—	—
Purchases of fixed assets and other, net	0.2	(7.3)	2.5	—	(4.6)
Cash provided by (used in) investing activities	3.0	(66.0)	(113.0)	—	(176.0)
Cash flows from financing activities:
Activity under stock incentive plans	1.5	—	—	—	1.5
Repurchase of Company's common shares	—	(29.7)	—	—	(29.7)
Excess tax expense from share-based payment arrangements	—	0.6	—	—	0.6
Payment of cash dividend to common shareholders	(17.1)	—	—	—	(17.1)
Cash used in financing activities	(15.6)	(29.1)	—	—	(44.7)
Effect of exchange rate changes on cash	—	—	0.1	—	0.1
Change in cash	—	35.5	(20.3)	—	15.2
Cash, beginning of period	—	49.3	31.7	—	81.0
Cash, end of period	$—	$84.8	$11.4	$—	$96.2

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our results of operations for the three months and nine months ended September 30, 2016 compared with the three and nine months ended September 30, 2015, and also a discussion of our financial condition as of September 30, 2016. This discussion and analysis should be read in conjunction with the attached unaudited interim Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2016, including the audited Consolidated Financial Statements and notes thereto.

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

Consolidated Results of Operations

For the three and nine months ended September 30, 2016, we reported net income of $55.2 million and $113.8 million, or $1.80 and $3.68 per diluted share, respectively.  For the three and nine months ended September 30, 2015, we reported net income of $35.3 million and $122.0 million, or $1.13 and $3.89 per diluted share, respectively.

The following is a comparison of selected data from our operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Gross written premiums	$585.4	$531.4	$1,665.8	$1,565.9
Earned premiums	$358.7	$346.0	$1,048.5	$1,026.6
Net investment income	32.7	18.4	89.6	68.5
Fee and other income	7.6	9.2	20.2	17.9
Net realized investment and other gains	17.7	6.6	12.8	20.4
Total revenue	$416.7	$380.2	$1,171.1	$1,133.4
Income before income taxes	$62.2	$36.2	$134.9	$133.3
Provision for income taxes	7.0	0.9	21.1	11.3
Net income	$55.2	$35.3	$113.8	$122.0
Loss ratio	57.9%	57.8%	56.8%	55.9%
Expense ratio	38.3%	38.4%	38.4%	39.1%
Combined ratio	96.2%	96.2%	95.2%	95.0%

The increase in consolidated gross written premiums for the three months ended September 30, 2016 as compared to the same period ended 2015 was attributable to growth across all segments as we continue to focus on introducing new products and increasing renewals. Consolidated gross written premiums for the nine months ended September 30, 2016 as compared to the same period in 2015 increased across all segments except International Specialty due to continued competition which led to declining rates within the property reinsurance division. During 2016 all segments have experienced increased competition and pressure on rates due to the current market conditions. Consolidated earned premiums increased for the three and nine months ended September 30, 2016 as compared to the same periods in 2015 due to increased gross written premiums in the first half of 2016, coupled with an increase in our retention percentage across all segments. Partially offsetting these increases was the reduction in our participation percentage for the Syndicate 1200 segment.

The increase in consolidated net investment income for the three months ended September 30, 2016 as compared to the same period ended 2015 was primarily attributable to a $12.8 million increase in the return on our alternative investment portfolio, from a $2.9 million loss for the three months ended September 30, 2015 to a $9.9 million gain for the same period ended 2016. During the first quarter of 2016, we evaluated our accounting for income from our alternative investment portfolio and determined that as we manage these investments to appreciate in value on a quarter to quarter basis, it is more appropriate to classify the change in value as net investment income as opposed to realized investment gains (losses). Absent the results of these investments, net investment income increased $1.5 million from $21.3 million for the three months ended September 30, 2015 to $22.8 million for the same period ended 2016, primarily attributable to an increase in income on our fixed maturity and other invested assets portfolios, partially offset by increased investment related expenses. The increase in consolidated net investment income for the nine months ended September 30, 2016 as compared to the same period ended 2015 was primarily attributable to a $16.2 million increase in the return on our alternative investment portfolio, $6.5 million of increased income in our fixed asset portfolio, and $4.1 million of increased income on our other invested assets portfolio, partially offset by increased investment related expenses.

Consolidated net realized investment and other gains for the three months ended September 30, 2016 consisted of $24.6 million in realized gains from the sale of equity and fixed maturity securities.  Partially offsetting these realized gains was $4.5 million of realized foreign currency exchange losses, primarily from our fixed maturity portfolio.  Additionally, for the three months ended September 30, 2016, we recognized a $2.4 million other-than-temporary impairment loss within our equity and fixed maturity portfolios.  Consolidated net realized investment and other gains for the three months ended September 30, 2015 consisted of $9.1 million in realized gains primarily from the sale of equity securities.  Partially offsetting these realized gains was a $3.4 million other-than-temporary impairment loss within our equity portfolio.  Additionally, we recognized a $3.6 million foreign currency exchange gain on our other invested assets portfolio, partially offset by a $2.5 million realized foreign currency exchange loss on our fixed maturity portfolio.  Consolidated net realized investment and other gains for the nine months ended September 30, 2016 consisted of $48.0 million in realized gains from the sale of equity and fixed maturity securities.  Partially offsetting these realized gains was a $26.2 million realized foreign currency exchange losses primarily attributable to our foreign currency forward contracts and our fixed maturity portfolio, coupled with $9.0 million of other-than-temporary impairment losses primarily within our equity portfolio.  Consolidated net realized investment and other gains for the nine months ended September 30, 2015 consisted of $26.0 million in realized gains from the sale of equity and fixed maturity securities and an $8.7 million realized foreign currency exchange gain on our foreign currency forward contracts and other invested assets.  Partially offsetting these realized gains was $8.6 million of realized foreign currency exchange losses primarily attributable to our fixed maturity portfolio, coupled with $5.3 million of other-than-temporary impairment losses primarily within our equity portfolio.

Consolidated losses and loss adjustment expenses were $207.8 million and $200.0 million for the three months ended September 30, 2016 and 2015, respectively.  Included in losses and loss adjustment expenses for the three months ended September 30, 2016 was $13.0 million in catastrophe losses including $8.5 million from the Louisiana floods and $4.5 million from storm activity primarily in the United States. Catastrophe losses for the three months ended September 30, 2015 totaled $14.3 million, including $9.0 million from the Tianjin explosion and $4.8 million from storm losses. Included in losses and loss adjustment expenses for the three months ended September 30, 2016 was $2.9 million of net favorable loss reserve development on prior accident years primarily within the commercial multi-peril, commercial automobile and surety lines, partially offset by unfavorable development in the general liability lines. Included in losses and loss adjustment expenses for the three months ended September 30, 2015 was $6.6 million of net favorable development on prior accident year loss reserves, primarily attributable to favorable development in the general liability lines, partially offset by net unfavorable development on the workers compensation lines.

Consolidated losses and loss adjustment expenses were $596.0 million and $574.3 million for the nine months ended September 30, 2016 and 2015, respectively. Included in losses and loss adjustment expenses for the nine months ended September 30, 2016 and 2015 was $40.5 million and $18.5 million, respectively, in catastrophe losses. Included in losses and loss adjustment expenses for the nine months ended September 30, 2016 and 2015 was $18.8 million and $15.3 million, respectively, of net favorable loss reserve development on prior accident years.

The following table summarizes the above referenced loss reserve development with respect to prior year loss reserves by line of business for the nine months ended September 30, 2016.

(in millions)	2015 Net Reserves	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2015 Net Reserves
General liability	$948.3	$11.7	1.2%
Workers compensation	322.2	2.6	0.8%
Syndicate 1200 liability	194.0	0.3	0.2%
Commercial multi-peril	163.3	(2.0)	-1.2%
Commercial auto liability	128.7	(8.6)	-6.7%
Syndicate 1200 property	95.0	(2.5)	-2.6%
Reinsurance - nonproportional assumed property	67.3	(6.8)	-10.1%
Fidelity/Surety	31.9	(5.0)	-15.7%
Special Property	21.9	(2.5)	-11.4%
Auto physical damage	5.5	(1.3)	-23.6%
All other lines	155.2	(4.7)	-3.0%
Total	$2,133.3	$(18.8)	-0.9%

In determining appropriate reserve levels for the nine months ended September 30, 2016, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for losses and loss adjustment expenses and record our best estimate. Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates rely more heavily on the emerging trends in the paid and reported loss data. While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent years, this does not imply that more recent accident years’ reserves will also develop favorably; pricing, reinsurance, legal environment, general economic conditions including changes in inflation and many other factors impact management’s ultimate loss estimates.

When determining reserve levels, we recognize that there are several factors that present challenges and uncertainties to the estimation of net loss reserves. Our net retained losses vary by product and they have generally increased over time. To properly recognize these uncertainties, actuarial reviews have given significant consideration to the paid and incurred Bornhuetter-Ferguson (“BF”) methodologies. Compared with other actuarial methodologies, the paid and incurred BF methods assign smaller weight to actual reported loss experience, with the greatest weight assigned to an expected or planned loss ratio. The expected or planned loss ratio has typically been determined using various assumptions pertaining to prospective loss frequency and loss severity. In setting reserves at September 30, 2016, we continued to consider the paid and incurred BF methods for recent years.

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

Consolidated gross reserves for losses and loss adjustment expenses were $3,284.8 million (including $142.7 million of reserves attributable to Syndicate 1200 segment's trade capital providers) and $3,104.1 million (including $94.2 million of reserves attributable to Syndicate 1200 segment's trade capital providers) as of September 30, 2016 and 2015, respectively. Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future favorable or unfavorable loss development, which may be material, will not occur.

Consolidated underwriting, insurance and acquisition expenses were $137.4 million and $403.0 million for the three and nine months ended September 30, 2016, respectively, compared to $132.8 million and $401.9 million for the same periods ended 2015. The expense ratios were comparable for the three months ended September 30, 2016 and 2015, as higher ceding commissions and fronting fees received offset increased overhead costs. The decline in the consolidated expense ratio for the nine months ended September 30, 2016 as compared to 2015 was primarily attributable to higher ceding commissions and fronting fees received coupled with reduced equity and other compensation costs. The 2015 acquisition expense ratios were favorably impacted by a reduction in premium taxes and other assessments due to a change in accounting estimate.

Consolidated interest expense was $4.9 million and $14.6 million for the three and nine months ended September 30, 2016, respectively, compared to $4.8 million and $14.3 million for the same periods in 2015. The increase in consolidated interest expense was the result of increased interest rates on our variable rate debt.

Consolidated foreign currency exchange gains were $1.5 million and $1.8 million for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, consolidated foreign currency exchange loss was $4.5 million compared to a foreign currency exchange gain of $8.4 million for the same period ended 2015. The changes in the foreign currency exchange gains/losses were due to fluctuations of the United States Dollar, on a weighted average basis, against the currencies in which we transact our business. For the three months ended September 30, 2016, the United States Dollar weakened slightly against all major currencies, except for the British Pound. For the nine months ended September 30, 2016, the United States Dollar weakened modestly against all major currencies, except the British Pound. For the three months ended September 30, 2015, the United States Dollar strengthened against all major currencies, excluding the Euro and the Japanese Yen. For the nine months ended September 30, 2015, the United States Dollar appreciated against all major currencies, except the British Pound, which was essentially flat.

The consolidated income tax provision represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the provision for income taxes represents taxes on net income for our United States, Ireland, Belgium, Brazil, Switzerland and United Kingdom operations. The consolidated provision for income taxes was $7.0 million for the three months ended September 30, 2016 compared to $0.9 million for the same period ended 2015. The consolidated effective income tax rates were 11.3% and 2.5% for the three months ended September 30, 2016 and 2015, respectively. The increase in the consolidated rate was primarily attributable to increased taxable income in our United States operations. The consolidated provision for income taxes was $21.1 million for the nine months ended September 30, 2016 compared to $11.3 million for the same period ended 2015. The consolidated effective income tax rates were 15.7% and 8.5% for the nine months ended September 30, 2016 and 2015, respectively. The increase in the consolidated rate was primarily attributable to increased taxable income in our United States operations.

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

In the first quarter of 2016, management evaluated the composition of our operating segments. Based on this evaluation, we determined that the operations of Argo Pro (previously reported in the Excess and Surplus Lines segment) more closely align with our Commercial Specialty segment due to a shift in primary distribution channels and mix of admitted versus non-admitted business. Additionally, the operations of our Dubai-based business (previously reported in our Internationality Specialty segment) were shifted to our Syndicate 1200 segment, as we determined that we could access the Dubai market more efficiently as predominately a Lloyd’s coverholder. The results of operations for prior periods have been reclassified to conform to the current presentation.

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

Excess and Surplus Lines

The following table summarizes the results of operations for the Excess and Surplus Lines segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Gross written premiums	$141.7	$133.6	$456.0	$440.0
Earned premiums	$122.3	$121.5	$363.4	$351.8
Losses and loss adjustment expenses	71.4	67.7	211.6	196.7
Underwriting, acquisition and insurance expenses	39.4	37.5	113.6	111.3
Underwriting income	11.5	16.3	38.2	43.8
Net investment income	12.7	7.2	35.1	24.6
Interest expense	(1.4)	(1.5)	(4.3)	(4.3)
Income before income taxes	$22.8	$22.0	$69.0	$64.1
Loss ratio	58.4%	55.7%	58.2%	55.9%
Expense ratio	32.2%	30.9%	31.3%	31.7%
Combined ratio	90.6%	86.6%	89.5%	87.6%

The increase in gross written and earned premiums for the three and nine months ended September 30, 2016 as compared to the same periods in 2015 was primarily attributable to growth in the casualty and environmental units, partially offset by reduced premiums in the contract and allied medical units. Premiums for the contract and allied medical units continued to decline due to increased competition and low rates. The Excess and Surplus Lines segment continues to be impacted by increased competition and pressure on rates.

Included in losses and loss adjustment expense for the three months ended September 30, 2016 was $3.8 million in catastrophe losses primarily attributable to the Louisiana floods. Catastrophe losses for the three months ended September 30, 2015 were $2.7 million from storm activity in the United States. Included in losses and loss adjustment expenses for the three months ended September 30, 2016 was $5.7 million of net favorable loss reserve development on prior accident years primarily attributable to the commercial automobile, property and general and products liability lines.  Included in losses and loss adjustment expenses for the three months ended September 30, 2015 was $8.7 million of net favorable loss reserve development on prior accident years primarily attributable to the commercial automobile, property and general and products liability lines.

Included in losses and loss adjustment expense for the nine months ended September 30, 2016 was $9.4 million in catastrophe losses from the Louisiana floods and storm activity in the United States, compared to $4.7 million for the same period ended 2015. Included in losses and loss adjustment expenses for the nine months ended September 30, 2016 was $12.0 million of net favorable loss reserve development on prior accident years primarily within the property lines, general and products liability lines, and commercial automobile. Included in losses and loss adjustment expenses for the nine months ended September 30, 2015 was $18.4 million of net favorable loss reserve development on prior accident years primarily within the general and products liability lines and commercial automobile, partially offset by unfavorable development in the property lines.

The increase in the expense ratio for the three months ended September 30, 2016 as compared to the same period in 2015 was primarily attributable to increased information technology, depreciation and compensation expenses, partially offset by increased ceding commissions received. The decline in the expense ratio for the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily attributable to a decline in acquisition expenses due to increased ceding commissions received, partially offset by increased non-acquisition expense due to increased information technology and depreciation expenses.

Commercial Specialty

The following table summarizes the results of operations for the Commercial Specialty segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Gross written premiums	$219.1	$176.6	$514.2	$428.5
Earned premiums	$94.0	$87.5	$266.3	$255.7
Losses and loss adjustment expenses	46.1	47.5	136.5	151.3
Underwriting, acquisition and insurance expenses	31.9	29.0	89.1	83.2
Underwriting income	16.0	11.0	40.7	21.2
Net investment income	7.6	4.4	20.7	15.1
Interest expense	(0.8)	(0.8)	(2.5)	(2.6)
Fee and other income	5.1	7.2	13.1	13.5
Fee and other expense	(4.8)	(6.7)	(14.8)	(15.5)
Income before income taxes	$23.1	$15.1	$57.2	$31.7
Loss ratio	49.0%	54.3%	51.2%	59.2%
Expense ratio	34.0%	33.1%	33.5%	32.5%
Combined ratio	83.0%	87.4%	84.7%	91.7%

The increase in gross written premiums for the three and nine months ended September 30, 2016 as compared to the same periods in 2015 was primarily attributable to growth in our public entity, professional liability and surety units, partially offset by declines in our grocery, retail and mining units.  Additionally, gross written premiums increased $20.5 million and $61.0 million for the three and nine months ended September 30, 2016, respectively, due to increased premium writings in our fronting programs.  The fronting programs do not impact earned premiums, but result in ceding commissions received.  Gross written premiums were negatively impacted by decreasing rates and increasing competition coupled with adverse economic conditions in the energy and mining sectors.  The increase in earned premiums was attributable to the increase in gross written premiums discussed above.

Included in losses and loss adjustment expenses for the three months ended September 30, 2016 was $8.0 million of net favorable loss reserve development on prior accident years driven by favorable development in the surety, workers compensation and auto liability lines.  Included in losses and loss adjustment expenses for the three months ended September 30, 2015 was $2.6 million of net favorable loss reserve development on prior accident years, primarily attributable to favorable development in the general liability and workers compensation lines, partially offset by unfavorable development in the short-tail, errors and omissions, and automobile liability lines.  Included in losses and loss adjustment expense for the three months ended September 30, 2016 and 2015 was $0.7 million and $0.4 million, respectively, in catastrophe losses for storm activity in the United States.

Included in losses and loss adjustment expenses for the nine months ended September 30, 2016 was $13.6 million of net favorable loss reserve development on prior accident years driven by favorable development in the automobile liability, surety, workers compensation and property lines, partially offset by unfavorable development in the other liability lines.  Included in losses and loss adjustment expenses for the nine months ended September 30, 2015 was $3.7 million of net unfavorable loss reserve development on prior accident years, primarily attributable to unfavorable development in the general liability and workers compensation lines, partially offset by favorable development in the errors and omissions, short-tail and automobile liability lines.  Included in losses and loss adjustment expense for the nine months ended September 30, 2016 and 2015 was $2.1 million and $1.8 million, respectively, in catastrophe losses for storm activity in the United States.

The increase in the expense ratio for the three months ended September 30, 2016 as compared to the same period ended 2015 was primarily attributable to increased compensation and information technology expenses.  The increase in the expense ratio for the nine months ended September 30, 2016 as compared to the same period ended 2015 was primarily attributable to the recording, in 2015, of a $10.4 million reduction to premium taxes and assessments due to a change in accounting estimates.  Additionally, the expense ratio for the nine months ended September 30, 2016 was favorably impacted by increased ceding commissions and fronting fees received.

Fee and other income declined for the three and nine months ended September 30, 2016 as compared to the same periods ended 2015 due to reduced commissions received for our public entity business due to the conversion of fee-based business to risk-based business.  The decline in fee and other expense was a function of the decreased revenues.

International Specialty

The following table summarizes the results of operations for the International Specialty segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Gross written premiums	$61.9	$60.7	$215.1	$223.8
Earned premiums	$39.9	$36.4	$117.4	$109.8
Losses and loss adjustment expenses	16.8	22.6	61.0	56.2
Underwriting, acquisition and insurance expenses	11.9	12.5	34.9	39.0
Underwriting income	11.2	1.3	21.5	14.6
Net investment income	4.7	2.5	13.0	8.7
Interest expense	(0.7)	(0.7)	(2.1)	(2.2)
Income before income taxes	$15.2	$3.1	$32.4	$21.1
Loss ratio	42.4%	62.2%	52.0%	51.2%
Expense ratio	29.8%	34.6%	29.8%	35.6%
Combined ratio	72.2%	96.8%	81.8%	86.8%

Gross written premiums increased for the three months ended September 30, 2016 as compared to the same period in 2015 due to modest growth in all units, with the exception of the property reinsurance unit which continues to be impacted by current market conditions.  Gross written premiums declined for the nine months ended September 30, 2016 as compared to the same period in 2015 due to continued pressure on rates, terms and conditions and non-renewal of certain policies.  Earned premiums increased for the three and nine months ended September 30, 2016 as compared to the same periods in 2015 as a result of higher premium in earlier periods coupled with increased retention percentages.

Included in losses and loss adjustment expenses for the three months ended September 30, 2016 was $1.4 million in catastrophe losses, consisting of $0.9 million for various storm activity and $0.5 million for the Louisiana floods.  Offsetting these catastrophe losses was $2.5 million in net favorable development on prior accident year loss reserves driven by our property reinsurance and Brazil units.  Included in losses and loss adjustment expenses for the three months ended September 30, 2015 was $7.1 million of catastrophe losses as a result of $5.5 million from the Tianjin explosion, $1.1 million from storms in the United States, and $0.5 million from other smaller events.  Partially offsetting these 2015 accident year losses was $2.1 million in net favorable development on prior accident year loss reserves driven by casualty and professional lines partially, offset by unfavorable development in property reinsurance.

Included in losses and loss adjustment expenses for the nine months ended September 30, 2016 was $15.0 million in catastrophe losses resulting from the Alberta wildfires, various storm activity and the Louisiana floods.  Included in losses and loss adjustment expenses for the nine months ended September 30, 2015 was $8.1 million in catastrophe losses resulting from the Tianjin explosion and storm activity. Included in losses and loss adjustment expenses for the nine months ended September 30, 2016 was $8.3 million of net favorable development on prior accident year loss reserves primarily in our property reinsurance, professional liability and our Brazil unit, partially offset by net unfavorable development within our casualty unit.  Included in losses and loss adjustment expenses for the nine months ended September 30, 2015 was $5.8 million of net favorable development on prior accident year loss reserves primarily in our property reinsurance, professional liability and casualty lines.

The decline in the expense ratio for the three months ended September 30, 2016 as compared to the same period ended 2015 was primarily attributable to lower fees and assessments, coupled with an increase in contingent ceding commissions received.  The decline in the expense ratio for the nine months ended September 30, 2016 as compared to the same period ended 2015 was primarily attributable to lower fees and assessments, lower equity compensation expenses, coupled with an increase in contingent ceding commissions received.

Syndicate 1200

The following table summarizes the results of operations for the Syndicate 1200 segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Gross written premiums	$162.6	$160.2	$480.2	$473.2
Earned premiums	$102.4	$100.3	$301.1	$308.9
Losses and loss adjustment expenses	62.1	55.1	169.3	162.1
Underwriting, acquisition and insurance expenses	39.0	41.0	122.7	125.9
Underwriting income	1.3	4.2	9.1	20.9
Net investment income	2.8	1.9	9.7	6.7
Interest expense	(0.7)	(0.7)	(1.9)	(2.0)
Fee and other income	2.0	1.7	5.3	4.0
Fee and other expense	(0.5)	(0.6)	(1.5)	(1.6)
Income before income taxes	$4.9	$6.5	$20.7	$28.0
Loss ratio	60.6%	55.0%	56.2%	52.4%
Expense ratio	38.1%	40.8%	40.8%	40.8%
Combined ratio	98.7%	95.8%	97.0%	93.2%

For 2016, we reduced our participation percentage on the Syndicate to 63%, down from 68% for 2015.  The balance of the capital supporting the Syndicate is made up primarily by trade and other capital providers.  The increase in gross written premiums for the three and nine months ended September 30, 2016 as compared to the same periods in 2015 was due to increased premium writings in the property, marine and energy and specialty divisions.  Partially offsetting these increases were planned reductions in the liability and aerospace divisions.  Earned premiums increased for the three months ended September 30, 2016 as compared to the same period ended 2015 due to increased gross written premiums in the second half of 2015, which are currently being recognized into earnings.  Earned premiums declined for the nine months ended September 30, 2016 as compared to the same period in 2015 due to the impact of the decline in our participation during 2016, coupled with an increase in ceded written premiums resulting from reinstatement premiums and a higher proportion of binder business which earns at a slower rate.

Losses and loss adjustment expenses are reported net of losses ceded to the trade capital providers.  Included in losses and loss adjustment expense for the three months ended September 30, 2016 was $7.0 million in catastrophe losses, consisting of $4.0 million for the Louisiana floods and $3.0 million for storm activity in the United States. Catastrophe losses for the three months ended September 30, 2015 totaled $4.0 million as a result of $3.5 million from the Tianjin explosion and $0.5 million from other events. Included in losses and loss adjustment expenses for the three months ended September 30, 2016 was $1.9 million of net unfavorable loss reserve development on prior accident years primarily within the property and liability divisions, partially offset by net favorable development in the marine & energy divisions.  Included in losses and loss adjustment expenses for the three months ended September 30, 2015 was $0.3 million of net favorable loss reserve development on prior accident year reserves.

Included in losses and loss adjustment expense for the nine months ended September 30, 2016 was $14.0 million in catastrophe losses, resulting from storm activity in the United States, the Alberta wildfires and the Louisiana floods. Catastrophe losses for the nine months ended September 30, 2015 totaled $5.0 million, resulting from the Tianjin explosion and storm activity in the United States.  Net favorable development on loss reserves for the nine months ended September 30, 2016 of $2.5 million was primarily driven by favorable development in the property and marine and energy, partially offset by unfavorable development in professional indemnity lines and the specialty division. Net favorable development on loss reserves for the nine months ended September 30, 2015 of $2.8 million was primarily driven by favorable development in property, general liability and marine & energy divisions, partially offset by unfavorable development in other liability classes and the aerospace division.

The decline in the expense ratios for the three months ended September 30, 2016 as compared to the same period ended 2015 were primarily attributable to reduced compensation related expenses.  The expense ratio was comparable for the nine months ended September 30, 2016 and 2015 as increased commission and broker expenses resulting from current market conditions were offset by reduced compensation related expenses.

Fee income and other income represent fees and profit commission derived from the management of third party capital for our underwriting syndicate at Lloyd’s.  The increase in net fee and other income for the three and nine months ended September 30, 2016 as compared to the same periods in 2015 was primarily due to increased management fees and profit commissions resulting from the reduction in our participation in the syndicate.  Fee and other expenses were comparable for the periods presented.

Run-off Lines

The following table summarizes the results of operations for the Run-off Lines segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Earned premiums	$0.1	$0.3	$0.3	$0.4
Losses and loss adjustment expenses	11.4	7.1	17.6	8.0
Underwriting, acquisition and insurance expenses	1.5	1.4	5.0	4.0
Underwriting loss	(12.8)	(8.2)	(22.3)	(11.6)
Net investment income	3.2	1.7	8.8	6.1
Interest expense	(0.4)	(0.4)	(1.1)	(1.1)
(Loss) income before income taxes	$(10.0)	$(6.9)	$(14.6)	$(6.6)

Earned premiums were primarily attributable to adjustments resulting from final audits, reinstatement premiums and other adjustments on policies previously underwritten.

Losses and loss adjustment expenses for the three months ended September 30, 2016 was the result of net unfavorable loss reserve development on prior accident years of $5.7 million for our asbestos exposure due to greater than expected defense costs on our primary exposures, $3.7 million development in our risk management lines and $2.0 million in our other run-off lines.  Losses and loss adjustment expenses for the three months ended September 30, 2015 was the result of net unfavorable loss reserve development on prior accident years due to $3.2 million unfavorable development in the primary asbestos book driven by increasing defense costs, $2.8 million of unfavorable development in the run-off workers compensation lines due to increasing medical costs on older claims and the discount unwind and $1.4 million of unfavorable development in other assumed business partially offset by net favorable reserve development in our run-off reinsurance lines.

Losses and loss adjustment expenses for the nine months ended September 30, 2016 was the result of net unfavorable prior accident year loss reserve development of $9.1 million for our primary asbestos exposure driven by greater than expected defense costs and the final settlement agreement with an insured, $6.0 million unfavorable development in our risk management lines and $2.6 million in our other run-off lines. Losses and loss adjustment expenses for the nine months ended September 30, 2015 was the result of net unfavorable prior accident year loss reserve development in our run-off workers compensation and asbestos liability lines partially offset by net favorable reserve development in our run-off reinsurance lines.

The following table represents a reconciliation of total gross and net reserves for the Run-off Lines. Amounts in the net column are reduced by reinsurance recoverable.

	Nine Months Ended September 30,
	2016		2015
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of period	$46.4	$43.5	$53.9	$50.4
Incurred losses	15.6	10.5	4.7	4.3
Losses paid	(10.0)	(10.0)	(9.0)	(7.5)
Loss reserves - asbestos and environmental, end of period	52.0	44.0	49.6	47.2
Risk management reserves	241.4	151.4	259.5	162.3
Run-off reinsurance reserves	2.2	2.2	3.4	3.4
Other run-off lines	4.2	4.2	3.9	3.6
Total loss reserves - Run-off Lines	$299.8	$201.8	$316.4	$216.5

Underwriting, acquisition and insurance expenses for the Run-off Lines segment consists primarily of administrative expenses.  The increase in underwriting expense for the three months ended September 30, 2016 as compared to the same period ended 2015 was primarily attributable to increased policyholder dividends and bad debt expense, partially offset by reduced overhead expenses. The increase in underwriting expense for the nine months ended September 30, 2016 as compared to the same period of 2015 was due to a $2.2 million decline in the accrual for assessments in 2015 due to a change in accounting estimate.  Partially offsetting this increase were reduced bad debt and overhead expenses in 2016 as compared to 2015.

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

Cash provided by operating activities can fluctuate due to a timing difference in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the nine months ended September 30, 2016, and 2015, net cash provided by operating activities was $150.7 million and $235.8 million, respectively. The decrease in cash flows from operating activities in 2016 from 2015 was driven by the timing of reinsurance recoveries and premium cash receipts in the respective periods.

Net cash used in investing activities was $83.4 million and $176.0 million for the nine months ended September 30, 2016, and 2015, respectively. The decrease in cash flows used in investing activities in 2016 from 2015 was mainly the result of an increase in the maturities and mandatory calls of fixed maturity investments, as well as increased sales of fixed maturities and equity securities, partially offset by an increase in cash used to purchase fixed maturities. As of September 30, 2016, $289.2 million of the investment portfolio was invested in short-term investments. Included in purchases of fixed assets for the nine months ended September 30, 2015 was $42.6 million associated with the acquisition of real estate holdings, which were purchased on our behalf by a third-party intermediary using funds held in escrow from the fourth quarter 2014 sale of a Torrance, California real estate holding.

For the nine months ended September 30, 2016 and 2015, net cash used in financing activities was $64.4 million and $44.7 million, respectively. During the nine months ended September 30, 2016 and 2015, we repurchased 815,196 and 575,055 shares of our common stock for a total cost of $45.3 million and $29.7 million, respectively. We paid cash dividends to our shareholders totaling $19.8 million and $17.1 million during the nine months ended September 30, 2016 and 2015, respectively.

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

Included in the Credit Agreement is a provision that allows up to $17.5 million of the revolving credit facility to be used for letters of credit (“LOCs”), subject to availability. As of September 30, 2016, there were no borrowings outstanding and $0.2 million in LOCs against the Credit Facility.

On May 3, 2016, our Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous repurchase authorizations. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of September 30, 2016, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $132.0 million.

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

As shown on the accompanying table, our fixed maturities portfolio is diversified among different types of investments. The securities are principally rated by one or more Nationally Recognized Statistical Rating Organizations. If a security has two ratings, the lower rating is used, and if a security has three ratings, the middle rating is used in the preparation of this table. At September 30, 2016, our fixed maturities portfolio had a weighted average rating of A+, with 69.8% ($2,124.3 million fair value) rated A or better and 34% ($1,034.9 million fair value) rated AAA. Our portfolio included 12.5% ($380.6 million fair value) of less than investment grade (BB+ or lower) fixed maturities at September 30, 2016.

	Fair Value
(in millions)	AAA	AA	A	Other	Total
USD denominated:
U.S. Governments	$217.6	$—	$0.4	$—	$218.0
Non-U.S. Governments	50.1	15.2	2.3	25.9	93.5
Obligations of states and political subdivisions	96.6	223.4	73.4	14.3	407.7
Credit-Financial	4.8	86.1	222.1	192.2	505.2
Credit-Industrial	3.7	30.3	134.9	472.2	641.1
Credit-Utility	—	17.9	30.9	105.6	154.4
Structured securities:
CMO/MBS-agency	168.1	—	—	—	168.1
CMO/MBS-non agency	—	3.6	2.1	0.4	6.1
CMBS	162.2	17.1	24.6	1.5	205.4
ABS	117.4	0.2	1.7	3.5	122.8
CLO	82.9	19.7	35.0	13.6	151.2
Foreign denominated:
Governments	106.7	18.8	2.5	29.7	157.7
Credit	2.9	24.5	46.5	37.4	111.3
ABS/CMBS	15.3	—	—	—	15.3
CLO	6.6	36.2	20.0	24.0	86.8
Total fixed maturities	$1,034.9	$493.0	$596.4	$920.3	$3,044.6

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

Foreign Currency Risk

We have exposure to foreign currency risk in both our insurance contracts and invested assets, and to a lesser extent in a portion of our debt. Some of our insurance contracts provide that ultimate losses may be payable in various foreign currencies. Foreign currency exchange rate risk exists where we do not have cash or securities denominated in the currency for which we will ultimately pay the claims. Thus, we attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance polices that are payable in foreign currencies with cash and investments that are denominated in such currencies. In certain instances, we use foreign exchange forward contracts to mitigate this risk. Due to the extended time frame for settling the claims plus the fluctuation in currency exchange rates, the potential exists for us to realize gains and/or losses related to foreign exchange rates. In addition, we may experience foreign currency gains or losses related to exchange rate fluctuations in operating expenses as certain operating costs are payable in currencies other than the U.S. Dollar. For the three and nine months ended September 30, 2016, we recorded realized gains of $ 1.5 million and realized losses of $4.5 million, respectively, from movements in foreign currency rates on our insurance operations. In addition, we recorded realized losses of $ 4.8 million and $14.8 million from movements on foreign currency rates in our investment portfolio and realized gains of $ 0.3 million and realized losses of $11.5 million from our currency forward contracts for the three and nine months ended September 30, 2016. We had unrealized losses at September 30, 2016 of $ 25.3 million in movements on foreign currency rates in our investment portfolio, which are recorded in “Other comprehensive income, net of taxes” in our Consolidated Balance Sheets. These losses are principally related to the weakening of the non-U.S. Dollar denominated investment exchange rates to the U.S. Dollar.

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

There were no changes in the internal control over financial reporting made during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis.  From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Our subsidiaries are parties to legal actions incidental to their business.  Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

Item 1A.  Risk Factors

United Kingdom’s vote to leave the European Union

On June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” As a result of the referendum, the British government will begin negotiating the terms of the United Kingdom’s future relationship with the E.U. in March 2017. Although it is unknown what those terms will be, it may create, in the short-term, regulatory and foreign exchange rate uncertainty with respect to Syndicate 1200. Our ArgoGlobal SE Malta-based insurance company provides Argo Group with an alternative E.U. operating platform, should the need arise. Further, Lloyds’ is continuing to develop and adapt contingency plans to reduce the risks that may result due to this departure. Syndicate 1200 is actively involved in these contingency plans.

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

From January 1, 2016 through September 30, 2016, we have repurchased a total of 815,196 shares of our common shares for a total cost of $45.3 million.  Since the inception of the repurchase authorizations through September 30, 2016, we have repurchased 9,996,840 shares of our common stock at an average price of $37.65 for a total cost of $376.4 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of September 30, 2016, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $132.0 million.

The following table provides information with respect to shares of our common stock that were repurchased or surrendered during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publically Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
July 1 through July 31, 2016	—	$—	—	$137,361,178
August 1 through August 31, 2016	67,169	$55.25	61,054	$133,985,766
September 1 through September 30, 2016	35,547	$56.02	35,547	$131,994,297
Total	102,716	$55.52	96,601

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under our various employees equity compensation plans.  For the three months ended September 30, 2016, we received 6,115 shares of our common stock, with an average price paid per share of $54.86 that were surrendered by employees in payment for the minimum required withholding taxes. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

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

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

November 4, 2016	By	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

November 4, 2016	By	/s/ Jay S. Bullock
Jay S. Bullock
Executive Vice President and Chief Financial Officer