Form 10-K
period 2016-12-31
Argo Group International Holdings, Ltd.
filed 2017-02-24
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2016, the aggregate market value of the common stock held by non-affiliates was approximately $1,536.6 million.

As of February 21, 2017, the Registrant had 30,019,038 shares of common stock outstanding (less treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Excerpts from Argo Group International Holdings, Ltd.’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 2017

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

Annual Report on Form 10-K

For the Year Ended December 31, 2016

TABLE OF CONTENTS

		PART I
			Page
Item	1.	Business	2
Item	1A.	Risk Factors	15
Item	1B.	Unresolved Staff Comments	38
Item	2.	Properties	38
Item	3.	Legal Proceedings	39
Item	4.	Mine Safety Disclosure	39
		PART II
Item	5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	40
Item	6.	Selected Financial Data	43
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item	7A.	Quantitative and Qualitative Disclosures about Market Risk	69
Item	8.	Financial Statements and Supplementary Data	70
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	70
Item	9A.	Controls and Procedures	70
Item	9B.	Other Information	72
		PART III
Item	10.	Directors, Executive Officers and Corporate Governance
Item	11.	Executive Compensation	73
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	73
Item	13.	Certain Relationships and Related Transactions and Director Independence	73
Item	14.	Principal Accounting Fees and Services	74
		PART IV
Item	15.	Exhibits, Financial Statement Schedules	75

Forward Looking Statements

Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and are made pursuant to the safe harbor provisions of that act. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects”, “potential”, “continued”, “may”, “will”, “should”, “seeks”, “approximately”, “predicts”, “intends”, “plans”, “estimates”, “anticipates” or the negative version of those words or other comparable words. The forward-looking statements are based on the current expectations of Argo Group International Holdings, Ltd. (“Argo Group,” “we” or the “Company”) and our beliefs concerning future developments and their potential effects on Argo Group. There can be no assurance that actual developments will be those anticipated by Argo Group. Actual results may differ materially as a result of significant risks and uncertainties including but not limited to:

•	changes in the pricing environment including those due to the cyclical nature of the insurance and reinsurance industry;
•	increased competition;
•	the adequacy of our projected loss reserves including:
•	development of claims that varies from that which was expected when loss reserves were established;
•	adverse legal rulings which may impact the liability under insurance and reinsurance contracts beyond that which was anticipated when the reserves were established;
•	development of new theories related to coverage which may increase liabilities under insurance and reinsurance contracts beyond that which were anticipated when the loss reserves were established;
•	reinsurance coverage being other than what was anticipated when the loss reserves were established;
•	changes to regulatory and tax conditions and legislation;
•	natural and/or man-made disasters, including terrorist acts;
•	the inability to secure reinsurance;
•	the inability to collect reinsurance recoverables;
•	a downgrade in our financial strength ratings;
•	changes in interest rates;
•	changes in the financial markets that impact investment income and the fair market values of our investments;
•	changes in asset valuations;
•	failure to execute information technology strategies;
•	failure to execute expense reductions;
•	inability to successfully execute mergers or acquisitions, including the ongoing integration of Ariel Re; and
•	other risks detailed in this Form 10-K or that may be detailed in other filings with the Securities and Exchange Commission.

These risks and uncertainties are discussed in greater detail in Item 1A, “Risk Factors.” We undertake no obligation to publicly update any forward-looking statements.

PART I

Item 1. Business

Business Overview

Argo Group International Holdings, Ltd. is an international underwriter of specialty insurance and reinsurance products in the property and casualty market. We target niches where we can develop a leadership position and where we believe we will generate superior underwriting profits. Our growth has been achieved both organically – through an operating strategy focused on disciplined underwriting – and as a result of strategic acquisitions.

The following is a summary organizational chart of Argo Group:

Acquisition of Maybrooke

Effective February 6, 2017, we completed the acquisition of Maybrooke Holdings, S.A. (“Maybrooke”) whereby we acquired all of the issued and outstanding capital stock of Maybrooke. The purchase price of $235.3 million was paid in cash and may be adjusted based on our review of Maybrooke’s closing balance sheet at December 31, 2016, to be delivered to the sellers within 90 days subsequent to the closing date.

Through the acquisition of Maybrooke, we acquired Ariel Re (“Ariel”), a global underwriter of specialty insurance and reinsurance business written primarily through its Lloyd’s Syndicate 1910. Ariel provides Argo Group with enhanced scale in our London- and Bermuda-based platforms, which was a primary strategic objective associated with the acquisition.

Business Segments and Products

For the year ended December 31, 2016, our operations included four ongoing business segments: Excess and Surplus Lines, Commercial Specialty, International Specialty and Syndicate 1200. In addition to these main business segments, we have a Run-off Lines segment for certain products we no longer underwrite. For discussion of the operating results of each business segment, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 19, “Segment Information,” in the Notes to the Consolidated Financial Statements.

Excess and Surplus Lines

The Excess and Surplus Lines segment focuses on U.S.-based risks that the standard (admitted) market is unwilling or unable to underwrite. The standard market’s limited appetite for such coverage is often driven by the insured’s unique risk characteristics, the perils involved, the nature of the business, and/or the insured’s loss experience. This business is often able to underwrite these risks with more flexible policy terms. The business is underwritten on an admitted and non-admitted basis. Non-admitted carriers, while approved, are not licensed in the states in which they underwrite and, therefore, are subject to less regulation. By contrast, admitted carriers are licensed by states and are subject to all of the regulations and requirements of those states.

Our Excess and Surplus Lines segment consists of one operating platform: Colony Specialty. While focused primarily on non-admitted business, Colony may also underwrite certain classes of business on an admitted basis for risks that otherwise meet our underwriting standards.

Colony Specialty underwrites primary and excess casualty, property and professional liability coverage for hard-to-place risks and/or distressed businesses that typically fall outside of the standard insurance market’s risk appetite. This business is underwritten through six business units: Casualty, Transportation, Specialty Property, Contract, Environmental and Allied Medical. Through these units, Colony Specialty provides coverage to a broad group of commercial enterprises, including contractors, manufacturers, distributors, property owners, retailers, restaurants, environmental consultants and contractors, and smaller medical facilities within the social services, miscellaneous healthcare and long-term care segments.

Commercial Specialty

This segment provides professional, property, casualty and surety coverages designed to meet the specialized insurance needs of U.S.-based businesses within certain well-defined markets. It targets business classes and industries with distinct risk profiles that can benefit from specially designed insurance programs, tailored loss control and expert claims handling. This segment serves its targeted niche markets with a narrowly focused underwriting profile and specialized knowledge of the businesses it serves. Our Commercial Specialty segment consists of the following risk-bearing business units: Argo Pro, Argo Insurance, Rockwood Casualty Insurance Company (“Rockwood”), U.S. Commercial Programs, Argo Surety and Trident Public Risk Solutions (“Trident”). We also operate a non-risk bearing business called Alteris that operates as a managing general agents (“MGA”). MGAs usually have the authority to bind insurance contracts of companies with whom they have appointments. Alteris units have underwriting authority for third-party carriers, as well as for certain Argo Group companies.

Argo Pro is our mid-market professional lines platform that provides a broad portfolio of errors and omissions, and management liability products for our wholesale and retail distribution partners. Argo Pro offers customized coverage on a primary and excess basis for risks on both an admitted and non-admitted basis, targeting commercial and select financial institution risks in the middle market and upper middle market segments. Our underwriting focus provides risk management solutions for accountants, architects and engineers, commercial crime, directors and officers, employment practices, fiduciary, lawyers, miscellaneous professionals, technology, privacy and security.

Argo Insurance offers insurance and risk management services to Grocery, Restaurants and other Specialty Retail industries. Argo Insurance provides property, liability, workers compensation, automobile and umbrella coverage throughout the United States.

Rockwood is a specialty underwriter of workers compensation for the mining industry. It also underwrites coverage for small commercial businesses, including retail operations, light manufacturing, services and restaurants. Approximately 52% of its premiums are written in Pennsylvania. Rockwood underwrites policies on both a large-deductible basis and on a guaranteed-cost basis for smaller commercial accounts. In addition, Rockwood provides general liability and commercial automobile packages, as well as coverage for pollution liability, umbrella liability, and surety to support its core clients’ other mining and mining-related exposures.

U.S. Commercial Programs offers specialized commercial niche programs customized to meet the specific insurance needs of targeted business segments. The business includes both risk-bearing and non-risk bearing solutions, crafted specifically for each program opportunity. Its internal and external network includes experienced program administrators with successful track records in specialized programs. U.S. Commercial Programs seeks partners with deep expertise in specialty markets. Most commercial programs are subject to a minimum gross written premium projection of $10 million by the fifth program year.

Argo Surety offers surety products to a diverse range of U.S. businesses operating in numerous industries. Argo Surety provides surety solutions to businesses that must satisfy various eligibility conditions in order to conduct commerce, such as licensure requirements required by government statute or regulation, counterparty conditions found in private or public construction projects, or satisfactory performance of contracted services. Surety products are commonly grouped into two broad categories referred to as commercial bonds and contract bonds. Commercial bonds are generally required of businesses that guarantee their compliance with regulations and statutes, the payment and performance assurance for various forms of contractual obligations, or the completion of services. Contract bonds are typically third-party performance, payment or maintenance guarantees associated with construction projects. Argo Surety targets multiple industries, including construction (general, trade and service contractors), manufacturing, transportation, energy (coal, oil and gas), waste management, industrial equipment, technology, retail, public utilities and healthcare.

Trident provides primary insurance products and risk management solutions for public-sector entities such as counties, municipalities, public schools, and other local government units and special districts. Its product lines include general liability, automobile liability, automobile physical damage, property, inland marine, crime, public officials liability, educators legal liability, employment practices liability, law enforcement liability and workers compensation coverage.

Alteris is a full-service Managing General Agency that provides a broad spectrum of products and services to brokers and clients throughout the United States. Its capabilities include program modeling, underwriting administration, and capital management.  The business also offers policy-system solutions, claim services, risk consultation and reinsurance placement. Each of Alteris’s specialty practices are supported by an integrated team of underwriting, claims, risk control, actuarial and administrative support professionals. Targeted industry segments and/or classes include excess and surplus lines property, breweries, wineries, landscape and arborist contractors and forest products.

International Specialty

This segment includes business units that underwrite insurance and reinsurance risks worldwide through the broker market, specializing in specialty property catastrophe reinsurance, excess casualty insurance and professional liability insurance. These businesses operate as Argo Re, the Casualty and Professional Lines unit of Argo Insurance in Bermuda, ArgoGlobal SE in Continental Europe, and Argo Seguros Brazil, S.A. (“Argo Seguros”) in Brazil.

Argo Re primarily underwrites short-tail reinsurance lines exposed to property catastrophe risks. Argo Re focuses on writing property catastrophe excess of loss reinsurance for a relatively small number of cedents whose accounts are well known to our underwriters. Argo Re also underwrites property per risk and pro rata reinsurance on a select basis. Reinsurance written by Argo Re covers underlying exposures that are located throughout the world, including the United States. Property catastrophe reinsurance generally covers claims arising from large catastrophic events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other man-made or natural disasters. In addition to its primary location in Bermuda, Argo Re originates business through other Argo Group affiliates worldwide.

The Casualty and Professional Lines unit of our Argo Insurance division is managed from Bermuda. This unit serves the needs of global clients for coverage in the following lines: general and products liability, directors and officers liability, errors and omissions liability and employment practices liability.

ArgoGlobal SE is based in Malta and underwrites professional liability, surety, and property and casualty business in Continental Europe.

Argo Seguros is our property and casualty insurance company based in Sao Paolo, Brazil, which is focused on serving that country’s domestic commercial insurance market. Argo Seguros provides a broad range of commercial property, casualty and specialty coverages. Its primary lines of business are cargo and marine, property, and engineering and financial lines. It also participates in Brazil’s federal Motor Third-Party Liability insurance pool.

Syndicate 1200

Syndicate 1200 segment is focused on underwriting worldwide property, specialty and non-U.S. liability insurance through Argo Underwriting Agency, Ltd. on behalf of Lloyd’s Syndicate 1200 within the Lloyd’s of London global franchise. The segment’s business platform is based in London, with offices in Shanghai, Singapore and Dubai. Syndicate 1200 obtains its underwriting capital from a variety of sources and seeks to maintain a balance between capital managed on our behalf and capital managed on behalf of third parties. The sources of the underwriting capital for Syndicate 1200 include our interest, third-party capital participants referred to as trade capital providers, and third-party capital attributable to individual members referred to as Names. Trade capital providers participate on a quota share basis or directly through the syndicate. The flexibility in the sources of capital allows us to manage underwriting exposure over the insurance cycle. Our economic participation in the syndicate varies by year of account based on our risk appetite and the level of third-party participation. This segment earns a return on the underwriting capital that is provided by us and from fee income earned from the management of third-party capital.

The property division of the Syndicate 1200 segment concentrates mainly on North American commercial properties but is also active in the residential sector, including collateral protection insurance programs for lending institutions. A large portion of business is underwritten through the use of binding authorities. The segment’s liability division underwrites professional indemnity, general liability, medical malpractice, casualty and motor treaty, and directors and officers insurance with emphasis on Canada, Australia and the U.K. The marine and energy division underwrites cargo, upstream and downstream energy, yachts, hull and marine liability insurance. The specialty division underwrites personal accident, credit and political risks, terrorism and contingency insurance.

Lloyd’s currently operates in more than 200 countries and territories, and we currently transact business in approximately 150 of these countries. Lloyd’s business is often written on a syndicated basis across the insurance market. Syndicate 1200 is the lead underwriter on approximately 36% of the business it underwrites.

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

Excess and Surplus Lines

Colony Specialty distributes its products through a network of appointed wholesale agents and brokers specializing in excess and surplus lines and certain targeted admitted lines. Approximately two-thirds of Colony Specialty’s premium volume in 2016 was produced by wholesale brokers who submit business and rely on Colony Specialty to produce quotes and handle policy issuance on such accounts. The remaining one-third of Colony Specialty’s premium was produced through a select group of wholesale agents to whom Colony Specialty has delegated limited authority to act on its behalf. These agents are granted authority to underwrite, quote, bind and issue policies in accordance with predetermined guidelines and procedures prescribed by Colony Specialty.

Commercial Specialty

Commercial Specialty uses a broad distribution platform to deliver specialty insurance products and services to our policyholders and agents. Argo Pro distributes its products through both wholesale brokers and retail agents. Argo Insurance products and services are distributed through selected independent agents, brokers, wholesalers and program managers with demonstrated expertise in one or more of its targeted niche markets. Rockwood distributes its product lines through a network of independent retail and wholesale agents. US Commercial Programs provides its products through selected MGAs and brokers.  Trident provides its insurance products and related services through licensed retail agents, selected brokers and state program managers. Argo Surety distributes its products through selected surety specialty agents and brokers across the United States. Alteris generally distributes products underwritten on behalf of third-party carriers and Argo Group through retail agents and selected brokers.

International Specialty

Argo Re obtains substantially all of its reinsurance business through brokers and third-party intermediaries who represent clients in negotiations for the purchase of reinsurance. None of the intermediaries through which Argo Re obtains this business are authorized to bind business on our behalf. Argo Insurance Bermuda distributes its products through selected brokers. ArgoGlobal SE distributes products through brokers in selected European markets. Argo Seguros distributes products through selected brokers and agents within the Brazilian markets.

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

To remain competitive, our strategy includes, among other elements: (1) focusing on rate adequacy and underwriting discipline while providing a competitively priced product; (2) leveraging our distribution network by providing product solutions; (3) controlling expenses; (4) maintaining financial strength and issuer credit ratings; (5) providing quality services to agents and policyholders, including rate, quote, bind and issue (RQBI) technologies such as EDGE, Colony Rater and others to make it easy to write business; and (6) exploiting opportunities to acquire suitable books of business.

Excess and Surplus Lines

Competition within the excess and surplus lines marketplace comes from a wide range of carriers. In addition to mature companies that operate nationwide, competition comes from carriers formed in recent years. The Excess and Surplus Lines segment may also compete with national and regional carriers from the standard market that are willing to underwrite policies on selected accounts on an admitted basis.

Commercial Specialty

Due to the diverse nature of the products offered by the Commercial Specialty segment, competition comes from various sources but largely from regional companies or regional subsidiaries of national carriers. National carriers tend to compete for larger accounts along all product lines. Competition for our public entity products is primarily from small to medium-sized commercial insurers, as well as from state and regional governmental risk pools.

International Specialty

Argo Re competes with numerous reinsurance and insurance companies. These competitors include independent insurance and reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, departments of certain commercial insurance companies, and underwriting syndicates. Argo Insurance and Argo Seguros compete with international, national and regional insurance companies that offer similar specialty lines of business.

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

Syndicate 1200, our Lloyd’s syndicate, receives the Lloyd’s market FSR rating of “A” (Excellent) with a stable outlook by A.M. Best and “A+” (Strong) with a stable outlook by S&P.

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

Based on the Insurance Act 1978 (“the Insurance Act”), as amended from time to time, Bermuda maintains a progressive, risk-based supervisory system for registered (Re)Insurance Companies and for selected (Re)Insurance Groups.

A number of Bermuda registered (re)insurers operate within a group structure, meaning that a local insurer’s financial position and risk profile, and its overall prudential position, may be impacted by being part of a group, both positively and negatively. Therefore, the Bermuda Monetary Authority (“BMA”) has established a group supervision framework for insurance groups. The BMA conducts its responsibilities and powers as Group Supervisor under the Insurance Act, and the supporting legislation, the Insurance (Group Supervision) Rules 2011 and the Insurance (Prudential Standards) (Insurance Groups Solvency Requirement) Rules 2011.

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

In 2016, the BMA held a supervisory college session related to us, alongside the UK Prudential Regulatory Authority and the Insurance Departments of the States of Illinois and Virginia. Argo Group management was asked to attend and present at the most recent supervisory college.

The BMA is also responsible for the supervision, regulation and inspection of Bermuda domiciled insurance companies and for the licensing of all insurance companies, brokers, agents and managers doing business in Bermuda. The Insurance Act and its supporting legislation, the Insurance (Prudential Standards) (Class 4 and 3B Solvency Requirement), the Insurance (Eligible Capital) Rules, as well as various other policies and guidance notes, including the Insurance Code of Conduct, provide the BMA with substantive licensing and intervention powers.

These rules provide for significant reporting requirements related to us and our consolidated financial condition.

Solvency Regulation Scheme

Bermuda continues to enhance its risk-based regulatory regime, to meet or exceed international standards, including Solvency II (“S II”) as enacted by the EU in November 2009. On March 24, 2016 European Commission recommendation that Bermuda achieve full Solvency II equivalence was confirmed in the Official Journey of the European Union, with retroactive application to January 1, 2016. The European Commission announced its approval of Bermuda’s commercial (re)insurance regime as being fully equivalent to the regulatory standards applied under Solvency II.

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

In December of 2016, 2015 and 2014, Argo Re paid a cash dividend to Argo Group of $41.0 million, $41.0 million and $40.9 million, respectively.  The proceeds of the dividends were used to repay intercompany balances related primarily to the funding of dividend and interest payments and other corporate expenses.

Financial Condition Report

Commencing with the year ended December 31, 2016, Argo Group will be required to file a Financial Condition Report (“FCR”) with the BMA and on its public website under the Insurance (Public Disclosure) Rules 2015 pursuant to the [Bermuda Act]. The purpose of this Financial Condition Report for Argo Group is to provide a public disclosure of the measures governing the Company’s business operations, corporate governance framework, solvency, financial performance and management of significant events. The FCR is intended to provide additional information to the public in relation to the Company’s business model.

United States

State Insurance Regulation

Argo Group US, Inc.’s insurance subsidiaries are subject to the supervision and regulation of the states in which they are domiciled. We currently have twelve insurance companies domiciled in five states (the “U.S. Subsidiaries”). Argo Group US, Inc., as the indirect parent of the U.S. Subsidiaries, is subject to the insurance holding company laws of Illinois, New York, Ohio, Pennsylvania and Virginia. These laws generally require each of the U.S. Subsidiaries to submit annual holding company registration statements to its respective domestic state insurance department and to furnish annually financial and other information about the operations of the companies within the holding company group, including the filing of an Own Risk and Solvency Assessment Summary Report with the Illinois Director of Insurance, as the lead state regulator. In order to assess the business strategy, financial position, legal and regulatory position, risk exposure, risk management, and governance processes,  the Illinois Director of Insurance  may participate in a supervisory college with other regulators who are interested in the  supervision of an Illinois domestic insurer or its affiliates, including other state, federal, and international regulatory agencies. Generally, all material transactions among companies in the holding company group to which any of the U.S. Subsidiaries is a party, including sales, loans, reinsurance agreements and service agreements, must be fair and, if material or of a specified category, require prior notice and approval  by the insurance department where the subsidiary is domiciled. Transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries and certain material transactions between companies within the holding company group may be subject to prior notice to, or prior approval by, state regulatory authorities. Such supervision and regulation is intended to primarily protect our policyholders. Matters relating to authorized lines of business, underwriting standards, financial condition standards, licensing of insurers, investment standards, premium levels, policy provisions, the filing of annual and other financial reports prepared on the basis of Statutory Accounting Principles, the filing and form of actuarial reports, dividends and a variety of other financial and non-financial matters are also areas that are regulated and supervised by the state in which each of our U.S. Subsidiaries are domiciled.

Guaranty Associations

Our licensed U.S. Subsidiaries are participants in the statutorily created insolvency guaranty associations in all states where they are licensed carriers. These associations were formed for the purpose of paying return of unearned premium and loss claims of licensed insolvent insurance companies. The licensed U.S. Subsidiaries are assessed their pro rata share of such claims based upon their written premiums, subject to a maximum annual assessment per line of insurance. Such costs may be recovered through surcharges on future premiums. Non-admitted business is neither supported by nor subject to guaranty assessments.

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

In December 2016, Argo Group US paid a $40.0 million dividend to its immediate parent, Argo Financial Holding.

On March 31, 2016, Argo Group US transferred and contributed 350,000 common shares with the par value of $10.00 per share (carrying value of $327.1 million) of its affiliate, Colony Insurance Company to Argonaut Insurance Company, resulting in Argonaut Insurance Company becoming the sole shareholder of Colony Insurance Company.

Argo Group US, Inc. may receive dividends from its direct subsidiaries: Argonaut Insurance Company and Rockwood Casualty Insurance Company.  For the year ended December 31, 2016, Argonaut Insurance Company paid an ordinary dividend to Argo Group US, Inc. in the amount of $41.6 million. For the year ended December 31, 2016, Colony paid an ordinary dividend to Argo Group US, Inc. in the amount of $35.0 million, in the form of $19.9 million in cash and $15.1 million in securities. For the year ended December 31, 2016, Rockwood paid an ordinary dividend to Argo Group US, Inc. in the amount of $18.1 million. During 2017, Argonaut Insurance Company may be permitted to pay dividends up to $80.0 million without approval from the Illinois Department of

Insurance, based on the application of the Illinois ordinary dividend calculation. Rockwood may be permitted, during 2017, to pay dividends up to $11.3 million without approval from the Pennsylvania Department of Insurance, based on the application of Pennsylvania’s ordinary dividend calculation. Business and regulatory considerations may impact the amount of dividends actually paid, and prior approval of extraordinary dividend payments is required.

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

The Terrorism Risk Insurance Program Reauthorization Act

On November 26, 2002, the President of the United States signed into law the Terrorism Risk Insurance Act of 2002 (“TRIA”).  On January 12, 2015, the President of the United States signed into law the Terrorism Risk Insurance Program Reauthorization Act of 2014, which extends TRIA through December 31, 2020. Under TRIA commercial insurers are required to offer insurance coverage against terrorist incidents and are reimbursed by the federal government for paid claims subject to deductible and retention amounts. TRIA, and its related rules, contain certain definitions, requirements and procedures for insurers filing claims with the Treasury for payment of the Federal share of compensation for insured losses under the Terrorism Risk Insurance Program (“TRIP”).  TRIP is a temporary federal program that has been extended by TRIA to provide for a transparent system of shared public and private compensation for insured losses resulting from acts of terrorism.  The Treasury implements the program. On June 29, 2004, the Treasury issued a final Claims Procedures Rule, effective July 31, 2004, as part of its implementation of Title I of TRIA.  TRIA also contains specific provisions designed to manage litigation arising out of, or resulting from, a certified act of terrorism, and on July 28, 2004, the Treasury issued a final Litigation Management Rule for TRIA. The Claims Procedures Rule specifically addresses requirements for Federal payment, submission of an initial notice of insured loss, loss certifications, timing and process for payment, associated recordkeeping requirements, as well as the Treasury’s audit and investigation authority.  These procedures will apply to all insurers that wish to receive their payment of the Federal share of compensation for insured losses under TRIA.

Additional materials addressing TRIA and TRIP, including Treasury issued interpretive letters, are contained on the Treasury’s website.

European Union (EU)

The S II regulatory regime in the EU, imposes new solvency and governance requirements across all 27 EU Member States. The application date of the S II regime was January 1, 2016.

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

Our Lloyd’s Managing Agency, Argo Managing Agency Limited, which manages Syndicate 1200 at Lloyd’s, and ArgoGlobal SE (Malta) are required to comply with S II.

United Kingdom

The Financial Services Act

The Financial Services Act (2012) which came into force on April 1, 2013, provides regulators with comprehensive powers to counter future risks to financial stability and to ensure that consumers are treated fairly.

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

PRA and FCA Regulations

During 2016, the operations of Syndicate 1200 were regulated by the PRA and the FCA, as well as being supervised by Lloyd’s.  The PRA, FCA and Lloyd’s have common objectives in ensuring that the Lloyd’s market is appropriately regulated.  To minimize duplication, there are arrangements with Lloyd’s for co-operation on supervision and enforcement.  Both the PRA and FCA have substantial powers of intervention in relation to the Lloyd’s Managing Agents (such as Argo Managing Agency Limited) that they regulate, including the power to remove their authorization to manage Lloyd’s Syndicates.  In addition, each year the PRA requires Lloyd’s to satisfy an annual solvency test that measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and run-off.  If Lloyd’s fails this test, the PRA may require Lloyd’s to cease trading and/or its members to cease or reduce underwriting.

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

Argo Managing Agency Limited owns three service companies, which produce business to Syndicate 1200 under delegated underwriting authority arrangements. They are:

•	ArgoGlobal Underwriting (Dubai) Limited

ArgoGlobal Underwriting (Dubai) Ltd. is authorized as an “Authorized Firm” licensed to operate through Dubai International Financial Centre (“DIFC”) as an insurance manager and insurance intermediary by the Dubai Financial Services Authority (“DFSA”). Although not subject to solvency requirements and other regulations that apply to insurance carriers and reinsurers generally in Dubai, ArgoGlobal (Dubai) Ltd. is subject to DFSA’s laws and regulations relating to its business activities as an Authorized Firm (Category 4) operating in Dubai. The Company operates from the Lloyd’s Dubai platform, which gives Lloyd’s an underwriting base in the MENA region. ArgoGlobal Underwriting (Dubai) Limited therefore receives regulatory oversight from both Lloyd’s and the DFSA.

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

Ariel Re’s Syndicate 1910

On February 6, 2017, Argo Group acquired Ariel Re, a global underwriter of specialty insurance and reinsurance business written primarily through its Lloyd’s Syndicate 1910. As such Syndicate 1910, and its associated Special Purpose Arrangement, Syndicate 6117 comes under the same regulatory oversight as outlined above for Syndicate 1200.

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

At December 31, 2016, Argo Group’s reinsurance recoverable balance totaled $1,385.6 million, net of an allowance for doubtful accounts of $2.1 million. The following table reflects the credit ratings for our reinsurance recoverable balance at December 31, 2016:

	2016
(in millions)	Reinsurance
Ratings per A.M. Best	Recoverables	% of Total
Reinsurers rated A+ or better	$784.9	56.6%
Reinsurers rated A	422.7	30.5%
Reinsurers rated A-	79.9	5.8%
Reinsurers rated below A- or not rated	98.1	7.1%
	$1,385.6	100.0%

Nine of the top ten reinsurers, rated A or higher, accounted for $851.9 million, or approximately 62% of the reinsurance recoverable balance as of December 31, 2016. Management has concluded that all balances (net of any allowances for doubtful accounts) are considered recoverable as of December 31, 2016.

Additional information relating to our reinsurance activities is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4, “Reinsurance,” in the Notes to the Consolidated Financial Statements.

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

We have discontinued underwriting certain lines of business; however, we are still obligated to pay losses incurred on these lines. Certain lines currently in run-off are characterized by long elapsed periods between the occurrence of a claim and any ultimate payment to resolve the claim. Included in Run-off Lines segment are claims related to asbestos and environmental liabilities arising out of liability policies primarily written in the 1960s, 1970s and into the mid-1980s with a limited number of claims occurring on policies written in the early 1990s. Business formerly written in our Risk Management segment is also classified in the Run-off Lines segment. Additional discussion on the Run-off Lines segment can be found under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Additional information relating to our loss reserve development is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 5, “Reserves for Losses and Loss Adjustment Expenses,” in the Notes to Consolidated Financial Statements.

Investments

Investment Strategy and Guidelines

Our investment portfolio is designed to ensure adequate liquidity for the prompt payment of our obligations, including any potential claims payments. To ensure adequate liquidity for payment of claims, we broadly seek to match the profile of our invested assets with those of our liabilities. We consider liquidity, anticipated duration, and the currency of our liabilities when making investment decisions. To meet our liquidity needs, our core bond portfolio consists primarily of investment grade, fixed-maturity securities. As of December 31, 2016, fixed maturities, along with cash and short-term investments, represented 77.6% of our total investments and cash equivalents.

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

The performance of our investment portfolio is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, currency fluctuations, liquidity risk and credit and default risk. Investment guideline restrictions have been established in an effort to minimize the effect of these risks but may not always be effective due to factors beyond our control. A significant change in interest rates could result in losses, realized or unrealized, in the value of our investment portfolio. Additionally, with respect to some of our investments, we are subject to prepayment and possibly reinvestment risk. Certain investments are subject to restrictions on sale, transfer and redemption, which may limit our ability to withdraw funds or realize gains on such investments for some period of time after our initial investment. The values of, and returns on, such investments may also be more volatile.

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

Additional information relating to our investment portfolio is included under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” and Note 3, “Investments,” in the Notes to Consolidated Financial Statements.

Employees

As of December 31, 2016, we had 1,306 employees. We provide a comprehensive benefits program for substantially all employees, including a 401(k) savings plan and other retirement plans, health, life and disability benefits and a tuition reimbursement program. Management believes our relationships with our employees are good.

Available Information

Our executive offices are located at 110 Pitts Bay Road, Pembroke HM08, Bermuda. The mailing address is P.O. Box HM 1282, Hamilton HM FX, Bermuda. The telephone number is (441) 296-5858. The website address is www.argolimited.com. None of the information contained on our website is part of this report or is incorporated in this report by reference. We file annual, quarterly and current reports, proxy statements and other information and documents with the Securities and Exchange Commission (“SEC”), which are made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available at www.sec.gov. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, interactive data files, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after we electronically file them with or furnish them to the SEC. Also available on our website, under the Investor Relations and Governance links, are copies of our Audit Committee Charter, Human Resources Committee Charter, Investment Committee Charter, Nominating Committee Charter, Risk & Capital Committee Charter, Corporate Governance Guidelines and Terms of Reference, and Code of Conduct and Business Ethics. Our Code of Conduct and Business Ethics applies to all of our board members, officers, third-party providers and employees, including our principal executive officer, principal financial officer and principal accounting officer. All of these documents will be provided without charge upon written request to the Senior Vice President, Investor Relations at our above address.

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

The focus of our risk management framework is on “reasonably foreseeable material risks,” meaning those exposures (financial and non-financial, on and off-balance sheet, current and contingent exposures) that we can identify in advance as having the potential, should they occur, to change the way relevant stakeholders would assess our solvency and/or liquidity position or risk profile. Relevant stakeholders include the Board, senior management, policyholders, investors and the various governmental and non-governmental authorities that monitor and regulate our business activities and securities.

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

Because we are subject to an increasingly complex environment for regulatory and financial oversight, we consider Enterprise Risk Management (ERM) and Compliance as key functions from an operational standpoint. However, maintaining a suitable and effective Risk Strategy is also viewed as a strategic imperative since it allows us to remain competitive through a better understanding of our own risks and overall solvency needs, on both a per risk and an aggregated enterprise wide basis.

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

Key elements of our risk management framework are summarized below:

1.

Our risk management framework consists of three lines of defense and begins at the functional level. Each business function is charged with the task of identifying, assessing, measuring, monitoring, reporting and mitigating risks associated with the department’s respective functions and responsibilities. The Chief Risk Officer, who reports on issues of risk management to the Risk & Capital Committee of the Board and leads the second line of defense, plays a key role in risk management by coordinating, facilitating and overseeing the effectiveness and integrity of our risk management activities. This risk management function is also charged with establishing, maintaining and enhancing the methodology and tools used to identify and evaluate risks and, where risks are outside our risk appetite, ensuring that there is an appropriate response applied by the respective risk owner. The Internal Audit department provides a third line of defense by assessing the effectiveness of our risk management processes, practices and internal controls and providing timely feedback and assurance to the Board on the adherence to our risk management framework. The Head of Internal Audit reports on issues related to the internal control framework to the Audit Committee of the Board.

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

Our Board has Corporate Governance Guidelines and Terms of Reference that reflect local and international developments with regard to Risk and Capital Management. The Risk & Capital Committee of the Board is regularly briefed on emerging issues relevant to our international footprint as well as evolving regulatory developments, especially in Bermuda, the United States and the European Union.

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

Our Risk Appetite Framework defines our ability to take risk through a series of qualitative risk appetite statements that are communicated across the organization, supported by risk tolerances and limits at the Argo Group level as well as on an operational segment level. The risk appetite is based on the available capital and liquidity and is reflected in the Board approved business plans. Risk tolerances define boundaries in terms of volatility and provide a term of reference for our operational segments.

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

The risk management framework continues to be developed and enhanced over time in response to market developments, and measured against risk maturity standards. Improvements have been recognized externally in 2016. Standard & Poor’s (S&P) have increased their Enterprise Risk Management rating of Argo Group from ‘Adequate’ to ‘Adequate with Strong Controls’ citing that ‘Argo Group has made significant strides to improve its risk control functions, specifically underwriting controls as the group ramped up efforts to improve performance and cycle management.’ In addition, Argo Group won the ‘ERM Strategy of the Year’ award 2016 from CIR Risk Management magazine.

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

Emerging Claims

Changes in industry practices and legal, judicial, social, technological and other environmental conditions may have an unforeseeable adverse impact on claims and coverage issues. These issues may adversely affect our business, such as by extending coverage beyond the intended scope at the time of underwriting business or increasing the number or size of expected claims. In some instances, these changes may not become apparent until sometime after insurance or reinsurance contracts that are affected were issued and hence cannot be appropriately factored into the underwriting decision. As a result, the full extent of liability under such insurance or reinsurance contracts may not be known for many years after these contracts have been issued, and our financial position and results of operations may be materially and adversely affected in such future periods. We maintain an emerging risk identification and reporting process as part of our Enterprise Risk management framework, which seeks to provide an early identification of such trends. The effects of these and other unforeseen evolving or emerging claims and coverage issues are inherently difficult to predict.

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

Terrorism

We are exposed to the risk of losses resulting from acts of terrorism. Even if reinsurers are able to exclude coverage for terrorist acts or price that coverage at rates that we consider attractive, direct insurers, like our primary insurance company subsidiaries, might not be able to likewise exclude coverage of terrorist acts because of regulatory constraints. If this occurs, we, in our capacity as a primary insurer, would have a significant gap in our own reinsurance protection and would be exposed to potential losses as a result of any terrorist act. It is impossible to predict the occurrence of such events with statistical certainty and difficult to estimate the amount of loss per occurrence they will generate. If there is a future terrorist attack, the possibility exists that losses resulting from such event could prove to be material to our financial condition and results of operations. Terrorist acts may also cause multiple claims, and there is no assurance that our attempts to limit our liability through contractual policy provisions will be effective.

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

On November 26, 2002, the President of the United States signed into law the Terrorism Risk Insurance Act of 2002 (“TRIA”).  On January 12, 2015, the President of the United States signed into law the Terrorism Risk Insurance Program Reauthorization Act of 2014, which extends TRIA through December 31, 2020. Under TRIA commercial insurers are required to offer insurance coverage against terrorist incidents and are reimbursed by the federal government for paid claims subject to deductible and retention amounts. TRIA, and its related rules, contain certain definitions, requirements and procedures for insurers filing claims with the Treasury for payment of the Federal share of compensation for insured losses under the Terrorism Risk Insurance Program (“TRIP”).  TRIP is a temporary federal program that has been extended by TRIA to provide for a transparent system of shared public and private compensation for insured losses resulting from acts of terrorism.  The Treasury implements the program. On June 29, 2004, the Treasury issued a final Claims Procedures Rule, effective July 31, 2004, as part of its implementation of Title I of TRIA.  TRIA also contains specific provisions designed to manage litigation arising out of, or resulting from, a certified act of terrorism, and on July 28, 2004, the Treasury issued a final Litigation Management Rule for TRIA. The Claims Procedures Rule specifically addresses requirements for Federal payment, submission of an initial notice of insured loss, loss certifications, timing and process for payment, associated recordkeeping requirements, as well as the Treasury’s audit and investigation authority.  These procedures will apply to all insurers that wish to receive their payment of the Federal share of compensation for insured losses under TRIA.

Additional materials addressing TRIA and TRIP, including Treasury issued interpretive letters, are contained on the Treasury’s website.

Global climate change may have an adverse effect on our financial results.

Although uncertainty remains as to the nature and effect of future efforts to curb greenhouse gas (“GHG”) emissions and thereby the mitigation of long-term GHG effects on climate, a broad spectrum of scientific evidence could suggest that man-made production of GHG has had an adverse effect on the global climate. Many sectors, to which we provide insurance coverage, might be affected by climate change. Some examples are coastal management, infrastructure, buildings, water, food and energy supply, land-planning, health and rescue preparedness. Assessing the risk of loss and damage associated with the adverse effects of climate change and the range of approaches to address loss and damage associated with the adverse effects of climate change, including impacts related to extreme weather events and slow onset events, which might adversely impact our business, results of operations and/or financial condition remains challenging.  We continue to actively monitor and evaluate scientific and political developments through our emerging risk process and exposure management activities.  We also recognize the increasing focus of investors and other stakeholders into the efforts made by the insurance industry to contribute to global resilience against the impact of storm and flood damage impacting population centers. We continue to contribute to industry-wide initiatives, such as ‘ClimateWise,’ in this regard.

Because our business is dependent upon insurance and reinsurance agents and brokers, we are exposed to certain risks arising out of distribution channels that could cause our results to be adversely affected.

We market and distribute some of our insurance products and services through a select group of wholesale agents who have limited quoting and binding authority and who, in turn, sell our insurance products to insureds through retail insurance brokers. These agencies can bind certain risks that meet our pre-established guidelines. If these agents failed to comply with our underwriting guidelines and the terms of their appointment, we could be bound on a particular risk or number of risks that were not anticipated when we developed the insurance products. Such actions could adversely affect our results of operations. Additionally, in any given period, we may derive a significant portion of our business from a limited number of agents and brokers and the loss of any of these relationships, or significant changes in distribution channels resulting in loss of access to market through those agents and brokers, could have a significant impact on our ability to market our products and services.

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

Asbestos and Environmental Liability Loss Reserves

We have received asbestos and environmental liability claims arising out of liability coverage primarily written in the 1960s, 1970s and into the mid-1980s. Beginning in 1986, nearly all standard liability policies contained an express exclusion for asbestos and environmental related claims. All standard policies currently being issued by our US Subsidiaries contain this exclusion. Certain of our specialty units offer coverage for environmental damages on a restrictive, contained basis with fixed limit caps within. In addition to the previously described general uncertainties encountered in estimating reserves, there are significant additional uncertainties in estimating the amount of our potential losses from asbestos and environmental claims. Reserves for asbestos and environmental claims cannot be estimated with traditional loss reserving techniques that rely on historical accident year development factors due to the uncertainties surrounding these types of claims.

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

Additional information relating to our reserves for losses and loss adjustment expense is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5, “Reserves for Losses and Loss Adjustment Expenses,” in the Notes to Consolidated Financial Statements.

Operational Risk

Operational risk refers to the risk of loss arising from inadequate or failed internal processes, people, systems or the operational impact of external events. This risk encompasses all exposures faced by functions and services rendered in the course of conducting business including, but not limited to, underwriting, accounting and financial reporting, business continuity, claims management, information technology and data processing, legal and regulatory compliance, outsourcing and reinsurance purchasing.

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

Argo Group and its subsidiary, Argo Re have operations that require highly skilled personnel to work in Bermuda. Given that the pool of applicants available to fill certain highly skilled key positions is limited, we are often required to recruit and retain qualified non-Bermudians to work in Bermuda. Our ability to do so is constrained by Bermuda law, which provides that non-Bermudians are not permitted to engage in any occupation in Bermuda without an approved work permit from the Bermuda Department of Immigration. The Bermuda Department of Immigration will issue a work permit after proper public advertisements have been published and no Bermudian, spouse of a Bermudian or holder of a permanent resident certificate is available who meets the required education, skills and experience for the advertised position. In January 2013, the Bermuda Department of Immigration amended the term of these Standard Work Permits and this potentially impacts Argo Group’s ability to renew such permits for key staff members. A significant number of our Bermuda based employees are employed pursuant to these work permits granted by The Bermuda Department of Immigration. These individuals are considered key employees. If the Bermuda Department of Immigration changes its policies with regard to work permits, and as a result these key employees had to leave the island, our operations could be disrupted and our financial performance could be adversely affected.

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

Our internal controls may fail and have an adverse effect on our business.

We use a number of strategies and processes to mitigate our insurance risk exposure including:

•	engaging in disciplined and rigorous underwriting within clearly defined risk parameters and subject to various levels of oversight by experienced underwriting professionals;
•	undertaking technical analysis to inform pricing decisions
•	carefully evaluating terms and conditions of our policies;
•	focusing on our risk aggregations by geographic zones, industry type, credit exposure and other bases; and
•	ceding insurance risk to reinsurance companies.

However, there are inherent limitations to the effectiveness of these strategies and processes. No assurance can be given that a failure to maintain or follow such processes or controls, an unanticipated event or series of such events will not result in loss levels that could have a material adverse effect on our financial condition or results of operations.

Our strategies and processes to mitigate insurance risk may fail and have an adverse effect on our business.

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

Our business is highly dependent upon the successful and uninterrupted functioning of our computer and data processing systems. The failure of these systems could interrupt our operations, which could result in a material adverse effect on our business results. We rely on these systems to perform accounting, policy administration, actuarial and other modeling functions necessary for underwriting business, as well as to process and make claims and other payments. We retain highly trained staff committed to the development and maintenance of these systems. We maintain and regularly review recovery plans which are intended to enable us to restore critical systems with minimal disruption.

In addition, a security breach of our computer systems could disrupt business operations, result in a loss of confidential information, damage our reputation or result in financial liability. Cyber-security threats extend from individual attempts to gain unauthorized access to our information technology systems to coordinated, elaborate and targeted activity. We recognize the potential for new risks arising alongside the benefits we derive from technological and digital development and while we employ technological security measures to prevent, detect and mitigate such threats (including independent and in-house vulnerability assessments, access controls, data encryption, continuous monitoring of our information technology networks and systems, maintenance of backup and protective systems) the infrastructure may be vulnerable to security incidents which could result in the disruption of business operations and the corruption, unavailability, misappropriation or destruction of critical data and confidential information (both our own and that of third parties). As a result, we also employ comprehensive employee engagement and training programs to guard against the potential for malicious attempts to extort sensitive information from our systems by targeting our staff using social engineering techniques (also known as ‘phishing’) and have increased our cyber liability insurance to seek to minimize our post-event financial impacts. The potential consequences of a material cyber-security incident include reputational damage, litigation with third parties, and remediation costs, which in turn could have a material impact on our results of operation or financial condition.

We may experience issues with outsourcing relationships which might impact our ability to conduct business in a prudent manner and could negatively impact our operations, results and financial condition.

We outsource certain technology and business process functions to third-party providers and may do so increasingly in the future. If we do not effectively select, develop, implement and monitor our outsourcing relationships, or if we experience technological or other issues with transition, or if third-party providers do not perform as anticipated we may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business that may have an adverse effect upon on our operations or financial condition.

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

dollar based on where our business is underwritten, the currency in which our loss reserves are denominated, regulatory requirements, or our managers’ point of view on a given currency.  As such, there can be no assurance that changes in currency values will not have an adverse impact on our results of operations or financial position.

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

U.S. and international financial market disruptions such as the ones experienced in the last global financial crisis, along with the possibility of a prolonged recession, may potentially affect various aspects of our business, including the demand for and claims made under our products, our counterparty credit risk and the ability of our customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. Volatility in the U.S. and other securities markets may also adversely affect our share price. Depending on future market conditions, we could incur substantial realized and unrealized losses in future periods, which may have an adverse impact on our results of operations, financial condition, debt and financial strength ratings, insurance subsidiaries’ capital levels and our ability to access capital markets.

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

As of December 31, 2016, we hold $173.7 million of investments in the energy and mining sector, or 4.0% of our total investment portfolio.  Fluctuations in oil prices has disrupted the market values for this sector, particularly for oil exploration, production and servicing companies. Additionally, environmental concerns have had an adverse impact on the mining sector. We recognize through our membership in ‘ClimateWise’ that over time, increased global scrutiny of energy sector holdings, may potentially cause illiquidity of specific assets.  Continued instability in these sectors could have an adverse impact on our results of operations and financial position.

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

Risks for all types of securities are managed through application of the investment policy, which establishes investment parameters that include, but are not limited to, maximum percentages of investment in certain types of securities, minimum levels of credit quality and option-adjusted duration guidelines. There is no guarantee of policy effectiveness.

There can be no assurance that our investment objectives will be achieved, and results may vary substantially over time. In addition, although we seek investment strategies that are correlated with our insurance and reinsurance exposures, losses in our investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate such losses’ adverse effect on us.

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

United Kingdom’s vote to leave the European Union

On June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” As a result of the referendum, the British government is evaluating the terms of the United Kingdom’s future relationship with the E.U. Although it is unknown what those terms will be, it may create, in the short-term, regulatory and foreign exchange rate uncertainty with respect to ArgoGlobal Syndicate 1200 and Ariel Re’s Syndicate 1910.

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

Whereas the majority of our operations operate on the basis of ‘standard formula’ risk-based capital systems, Syndicate 1200 within Lloyd’s has secured approval for the use of an Economic Capital Model, known as an Internal Model.  This model is used to calculate regulatory capital requirements based on our unique risk profile. The Internal Model has been subject to extensive internal and external scrutiny including independent validation activities. The use of any complex mathematical model however exposes the organization to the risk that these models are not built correctly, contain coding or formulaic errors or rely on unreliable or inadequate data.

As a result of these and other requirements, we may have future capital requirements that may not be available to us on commercially favorable terms. Regulatory capital and solvency requirements for our future capital requirements depend on many factors, including our ability to underwrite new business, risk propensity and ability to establish premium rates and accurately set reserves at levels adequate to cover expected losses. To the extent that the funds generated by insurance premiums received and sale proceeds and income from our investment portfolio are insufficient to fund future operating requirements and cover incurred losses and loss expenses, we may need to raise additional funds through financings or curtail our growth and reduce in size. The prolonged effects of the most recent financial market crisis created uncertainty in the equity and fixed maturity securities markets and could have affected our ability, and the ability of others within our industry, to raise additional capital in the public or private markets. Any future financing, if available at all, may be on terms that are not favorable to us and our shareholders. In the case of equity financing, dilution to current shareholdings could result, and the securities issued may have rights, preferences and privileges that are senior or otherwise superior to those of our common shares.

United States

Argo Group’s U.S. subsidiaries are subject to the risk-based capital system outlined in the Risk-Based Capital for Insurers Model Act. The Risk-Based Capital for Insurers Model Act provides four levels of regulatory activity if the risk-based capital ratio yielded by the calculation falls below specified minimums. At each of four successively lower risk-based capital ratios specified by statute, broader regulatory remedies become available. The four levels are: (i) Company Action Level Event, (ii) Regulatory Action Level Event, (iii) Authorized Control Level Event and (iv) Mandatory Control Level Event. If we fall below the minimum acceptable risk-based capital level, we would be subject to additional regulatory actions.

European Union

S II, the enhanced EU regulatory regime providing for a risk-based system for the supervision of European insurance and reinsurance undertakings, was enacted in November 2009.  S II imposes new solvency and governance requirements across all 27 European Union Member States to be implemented through the European Insurance and Occupational Pensions Agency (“EIOPA”).  The application date of the S II regime was January 1, 2016.

United Kingdom

Syndicate 1200 is subject to the risk-based capital requirements administered by the Prudential Regulation Authority (“PRA”), and is subject to S II risk-based capital requirements, as discussed above. Lloyd’s has introduced its own implementation plan and requirements for S II with which Syndicate 1200 has to date complied and in the future will be expected to comply.

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

Enhanced Capital Requirement

Argo Group, as a BMA supervised Insurance Group, and Argo Re, as a Class 4 insurer, are required to maintain available statutory capital and surplus pertaining to its general business at a level equal to or in excess of its enhanced capital requirement (“ECR”). The ECR is established by reference to either the BSCR model or an approved internal capital model, but must be equal to or exceed the MSM for the insurer. The BSCR is a risk-based capital model which provides a method for determining an insurer’s capital requirements (statutory capital and surplus) by taking into account the risk characteristics of different aspects of the insurer’s business. The BMA may, subject to compliance with the relevant provisions of the Insurance Act, make such adjustments to an insurer’s ECR and available statutory capital and surplus requirements as it considers appropriate.

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

Eligible Capital

Under the respective systems applied to Argo Re as a re(insurer) and Argo Group as an Insurance Group supervised by the BMA, all capital instruments at Argo Group and Argo Re will be classified as either basic or ancillary capital, which in turn will be classified into one of three tiers based on their “loss absorbency” characteristics. Highest quality capital will be classified Tier 1 Capital; lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. Under this regime, not less than 80% of Tier 1 Capital and up to 20% of Tier 2 Capital may be used to support the company’s minimum solvency margin for the filing entity’s general business. Thereafter, a minimum of 60% of Tier 1 Capital and a maximum of 15% of Tier 3 Capital may be used to satisfy the filing entity’s ECR. Any combination of Tier 1, 2 or 3 Capital may be used to meet the TCL. With respect to Argo Group, the Insurance (Prudential Standards) (Insurance Group Solvency Requirement) Amendment Rules 2012 provide for a phase-in over a period of six years, starting at 50% of the amount determined and increasing in 10% increments. Where the BMA has previously approved the use of certain instruments for capital purposes, the BMA’s consent must be obtained if such instruments are to remain eligible for use in satisfying the minimum margin of solvency pertaining to the filing entity general business and it’s ECR.

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

All of our insurance and reinsurance subsidiaries, except for Argo Seguros, have a Financial Strength Rating of “A” (Excellent) (3rd highest rating out of 16 rating classifications) with a stable outlook from A.M Best. In 2015, S&P affirmed our Financial Strength Rating of “A-” (Strong) of our U.S. insurance subsidiaries (other than ARIS Title Insurance Corporation) and our outlook of stable. Argo Group US, Inc. has an Issuer Credit Rating of “BBB-” (Good) with a stable outlook from S&P. Syndicate 1200, our Lloyd’s syndicate, receives the Lloyd’s market FSR rating of “A” (Excellent) with a neutral outlook by A.M. Best and “A+” (Strong) with a stable outlook by S&P.

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

On February 6, 2017, Argo Group acquired Maybrooke Holdings, S.A. (“Maybrooke”) for $235.3 million paid in cash. Through the acquisition of Maybrooke, we acquired Ariel Re, a global underwriter of specialty insurance and reinsurance business written primarily through its Lloyd’s Syndicate 1910. Having recognized the risks associated in integration of operations, Argo Group established an integration program with appropriate resources, governance and plans.  However, there is no assurance that we will be able to effectively implement our integration plan, which may have an adverse effect on our results of operations and financial position.

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

Reputational Risk

Reputational Risk is the risk of potential loss through a deterioration of our reputation or standing due to a negative perception of our image among customers, counterparties, shareholders or supervisory authorities, and includes risk of adverse publicity regarding our business practices and associations. While we assess the reputational impact of all reasonably foreseeable material risks within our risk management processes we also recognize a number of specific reputational risks.

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

Argo Group’s U.S. Subsidiaries

Our U.S. insurance subsidiaries are subject to regulation, which may reduce our profitability or inhibit our growth. If we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations. Finally, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could adversely affect our ability to pursue our business plan and operate our U.S. insurance subsidiaries.

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

In addition, regulatory authorities have relatively broad discretion to deny, suspend or revoke licenses for various reasons, including the violation of regulations. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities may preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. This could adversely affect our ability to operate our business.

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

Lloyd’s Regulations and Requirements

The operations of Syndicate 1200 are supervised by Lloyd’s. The Lloyd’s Franchise Board requires annual approval of the Syndicate 1200 business plan, including maximum underwriting capacity, and may require changes to any business plan presented to it or additional capital to be provided to support underwriting.  Lloyd’s also imposes various charges and assessments on its member companies.  If Lloyd’s were to require material changes in the Syndicate 1200 business plans, or if charges and assessments payable by Syndicate 1200 to Lloyd’s were to increase significantly, these events could have an adverse effect on the operations and financial results of Syndicate 1200. In addition, no assurances can be given as to how much business Lloyd’s will permit Syndicate 1200 to underwrite in 2017 and subsequent years nor the viability and cost of the capital structure we may use as a substitute for the external capital and reinsurance used by Syndicate 1200 in 2016 and prior underwriting years.

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

Dubai Financial Services Authority (“DFSA”)

ArgoGlobal Underwriting (Dubai) Ltd.. is licensed to operate as an Authorized Firm (Category 4) to carry on financial services in the area of “insurance management” and “insurance intermediation.” Changes in the applicable laws and regulations could result in restrictions on ArgoGlobal Underwriting (Dubai) Ltd.’s ability to pursue its business strategy.

Special Selected Risk Factors

An impairment in the carrying value of goodwill and other intangible assets could negatively impact our consolidated results of operations and shareholders’ equity.

Goodwill and other intangible assets are originally recorded at fair value. Goodwill is not amortized while certain other intangible assets are amortized over their estimated useful lives or have indefinite useful lives. Goodwill and other intangible assets are reviewed for impairment at least annually or more frequently if indicators are present. Management, in evaluating the recoverability of such assets, relies on estimates and assumptions related to margin, growth rates, discount rates and other data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill and other intangible asset impairment charges can result from declines in operating results, divestitures or sustained market capitalization declines and other factors. Impairment charges could materially affect our financial results in the period in which they are recognized. As of December 31, 2016, goodwill and other intangible assets represented approximately 12% of shareholders’ equity. We continue to monitor relevant internal and external factors and their potential impact on the fair value of our reporting segments, and if required, we will update our impairment analysis.

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

Restrictions on Voting Rights

In the event that we become aware of a U.S. Person (that owns our shares directly or indirectly through non-U.S. entities) owning more than the permitted 9.5% level of voting power of our outstanding shares after a transfer of shares has been registered, our bye-

laws provide that, subject to certain exceptions and waiver procedures, the voting rights with respect to our shares owned by any such shareholder will be limited to the permitted level of voting power, subject only to the further limitation that no other shareholder allocated any such voting rights may exceed the permitted level of voting power as a result of such limitation.

We also have the authority under our bye-laws to request information from any shareholder for the purpose of determining whether a shareholder’s voting rights are to be reallocated under the bye-laws. If a shareholder fails to respond to such a request for information or submits incomplete or inaccurate information in response to such a request, we may, at our sole discretion, eliminate such shareholder’s voting rights.

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

We intend to operate in such a manner so that none of our companies other than those companies incorporated in the United Kingdom should be resident in the U.K. for tax purposes or have a permanent establishment in the U.K. Accordingly, we expect that none of our companies other than Argo Global Syndicate 1200 and Ariel Re Syndicate 1910 should be subject to U.K. taxation. However, since applicable law and regulations do not conclusively define the activities that constitute conducting business in the U.K. through a permanent establishment, the U.K. Inland Revenue might contend successfully that one or more of our other companies is conducting business in the U.K. through a permanent establishment in the U.K.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease office space in Bermuda, where our principal executive offices are located. Argo Group US, Inc. leases office space in San Antonio, Texas, for its U.S. headquarters, Commercial Specialty segment and for certain support functions. We also lease space in the following locations:

•	New York City, New York (Argo Group US, Inc. and Colony Specialty)
•	Jersey City, New Jersey (Argo Group US, Inc.)
•	Chicago, Illinois (Argo Group US, Inc. and Commercial Specialty)
•	Richmond, Virginia (Colony Specialty)
•	Portland, Oregon (Grocers Insurance and Argo Insurance)
•	San Francisco, California (Argonaut Insurance Company)
•	Houston, Texas (Argo Surety)
•	Boston and Springfield, Massachusetts (Trident Insurance Service, LLC)
•	Seattle, Washington (Argo Group US, Inc. and Alteris)
•	Denver, Colorado (Colony Specialty)
•	Scottsdale, Arizona (Colony Specialty)
•	Hamilton, New Jersey (Argo Surety)
•	Alpharetta, Georgia (Colony Specialty)
•	Las Vegas, Nevada (Argo Group US, Inc.)
•	Irvine, California (Argo Group US, Inc.)
•	London, England (Argo International)
•	Brussels, Belgium (Argo Solutions)
•	Sao Paulo, Brazil (Argo Brasil Participações Ltda.)
•	Dubai, UAE (ArgoGlobal Underwriting (Dubai) Ltd.)
•	Paris, France (Argo Assurances)
•	Zurich, Switzerland (ArgoGlobal SE and Argonaut Services GmbH)
•	Sliema, Malta (ArgoGlobal SE)
•	Singapore (ArgoGlobal Asia)

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “AGII.” The following table sets forth the range of daily high and low sales prices for our common shares and dividends declared per share for the periods indicated:

Years Ended December 31,	High	Low	Dividends
2016
First Quarter (1)	$56.94	$41.55	$0.20
Second Quarter	55.32	49.10	0.22
Third Quarter	57.96	51.19	0.22
Fourth Quarter	67.60	54.40	0.22
2015 (1)
First Quarter	$46.69	$42.57	$0.18
Second Quarter	51.42	44.30	0.18
Third Quarter	54.01	49.04	0.18
Fourth Quarter	60.36	50.46	0.19

(1)

On May 3, 2016, our Board of Directors declared a 10% stock dividend, payable on June 15, 2016, to shareholders of record at the close of business on June 1, 2016. The sales prices and dividends declared per share have been adjusted to reflect the effect of the stock dividend.

On February 21, 2017, the closing price of our common stock was $67.20.

Holders of Common Stock

The number of holders of record of our common stock as of February 21, 2017 was 1,474.

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

On May 3, 2016, our Board of Directors declared a 10% stock dividend, payable on June 15, 2016, to shareholders of record at the close of business on June 1, 2016.  For the years ended December 31, 2016 and 2015, we paid cash dividends to our shareholders totaling $26.6 million and $22.7 million, respectively. On February 21, 2017, our Board of Directors declared a quarterly cash dividend in the amount of $0.27 on each share of common stock outstanding, payable on March 15, 2017 to shareholders of record on March 3, 2017.

Sale of Unregistered Securities

During the year ended December 31, 2016, we did not sell or issue any unregistered securities.

Use of Proceeds from Sale of Registered Securities

During the year ended December 31, 2016, we did not sell or issue any registered securities.

Issuer Purchases of Equity Securities

On May 3, 2016, our Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous Repurchase Authorizations.

For the year ended December 31, 2016, we repurchased a total of 847,111 shares of our common stock for a total cost of $47.1 million. Since the inception of all the repurchase authorizations through December 31, 2016, we have repurchased 10,028,755 shares of our common stock at an average price of $37.71 for a total cost of $378.2 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of December 31, 2016, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $130.3 million.

The following table provides information with respect to shares of our common stock that were repurchased or surrendered during the three months ended December 31, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publically Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
October 1 through October 31, 2016	24,167	$55.21	24,115	$130,663,044
November 1 through November 30, 2016	7,800	$55.08	7,800	$130,233,425
December 1 through December 31, 2016	—	$—	—	$130,233,425
Total	31,967		31,915

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under the various employee equity compensation plans. For the three months ended December 31, 2016, we received 52 shares of our common stock, with an average price paid per share of $55.75, that were surrendered by employees in payment for the minimum required withholding taxes. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

For the year ended December 31, 2016, we received 38,864 shares of our common stock, with an average price paid per share of $55.82, that were surrendered by employees in payment for the minimum required withholding taxes due to the vesting/exercise of equity compensation awards.

Performance Graph

The following performance graph compares the performance of our common stock during the five-year period from December 31, 2011 through December 31, 2016 with the performance of the NASDAQ Composite Index and the SNL Property & Casualty Insurance Index. The graph plots the changes in value of an initial $100 investment over the indicated time periods, assuming all dividends are reinvested. The stock price performance shown on the following graph is not intended to predict or be indicative of future price performance.

	For the Years Ended December 31,
Index	2011	2012	2013	2014	2015	2016
Argo Group International Holdings, Ltd.	$100.00	$117.86	$182.05	$220.20	$265.17	$326.26
NASDAQ Composite	$100.00	$117.45	$164.57	$188.84	$201.98	$219.89
SNL Property & Casualty Insurance Index	$100.00	$118.04	$156.39	$179.61	$185.79	$219.27

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

	For the Years Ended December 31,
(in millions, except per share amounts)	2016	2015	2014	2013	2012
Statement of Operations Data
Gross written premiums	$2,164.8	$2,012.1	$1,905.4	$1,888.4	$1,745.7
Earned premiums	1,410.8	1,371.9	1,338.1	1,303.8	1,186.5
Net investment income (c)	115.1	88.6	106.1	119.2	125.1
Total revenue	1,576.5	1,506.8	1,539.4	1,497.7	1,343.9
Net income	146.7	163.2	183.2	143.2	52.3
Net income per diluted common share (a)	4.75	5.20	5.70	4.25	1.51
Cash dividends declared per common share (a)	0.86	0.73	0.57	0.49	0.36
Balance Sheet Data
Invested assets	$4,324.3	$4,115.7	$4,097.9	$4,079.2	$4,200.7
Total assets (d)	7,205.0	6,625.6	6,351.6	6,586.1	6,683.8
Other indebtedness	55.4	55.2	62.0	66.3	63.8
Junior subordinated debentures	172.7	172.7	172.7	193.3	193.3
Senior unsecured fixed rate notes (d)	139.5	139.3	139.1	138.9	138.7
Shareholders' equity	1,792.7	1,668.1	1,646.7	1,563.0	1,514.1
Other Select data
Cash provided by (used in) operating activities	$181.4	$282.6	$130.5	$(0.2)	$30.5
Book value per share (a)	59.73	54.31	52.93	48.73	45.64
Combined ratio (b)	96.2%	95.0%	96.0%	97.5%	104.6%

(a)

Per share amounts adjusted for the effects of the 10% stock dividends declared in May 2013, February 2015 and May 2016. Book value per share is calculated by taking total shareholders’ equity divided by total issued shares less treasury shares.

(b)	In determining the combined ratio, “Earned premiums” is reduced by the “Other reinsurance-related expense” as management views this transaction as ceded premium.
(c)	Net investment income adjusted for the alternative investment portfolio reclassification. See Note 1, “Business and Significant Accounting Policies” for further discussion.
(d)

Total assets and senior unsecured fixed rate notes adjusted in accordance with ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. See Note 1, “Business and Significant Accounting Policies” for further discussion.

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

Consolidated Results of Operations

For the year ended December 31, 2016, we reported net income of $146.7 million, or $4.75 per fully diluted share. For the year ended December 31, 2015, we reported net income of $163.2 million, or $5.20 per fully diluted share. For the year ended December 31, 2014, we reported net income of $183.2 million, or $5.70 per fully diluted share.

The following is a comparison of select data from our results of operations:

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Gross written premiums	$2,164.8	$2,012.1	$1,905.4
Earned premiums	$1,410.8	$1,371.9	$1,338.1
Net investment income	115.1	88.6	106.1
Fee and other income	24.5	22.2	20.7
Net realized investment and other gains	26.1	24.1	74.5
Total revenue	$1,576.5	$1,506.8	$1,539.4
Income before income taxes	$181.9	$177.5	$216.0
Provision for income taxes	35.2	14.3	32.8
Net income	$146.7	$163.2	$183.2
Loss ratio	57.4%	55.8%	55.9%
Expense ratio	38.8%	39.2%	40.1%
Combined ratio	96.2%	95.0%	96.0%

The increase in consolidated gross written premiums for the year ended December 31, 2016 as compared to the same periods ended in 2015 and 2014 was primarily the result of increased premiums in all segments with the exception of International Specialty as our property reinsurance book was adversely impacted by increased competition and declining rates.  All segments were impacted to some degree by increasing competition and, in some cases, declining rates, with our International Specialty and Syndicate 1200 segments being the most impacted by this competition.  Net written premiums increased within our Excess and Surplus Lines and Commercial Specialty segments due to the increases in gross written premiums and increased risk retention.  Net written premiums for our International Specialty segment declined in 2016 due to the reduction in gross written premiums, partially offset by increased risk retention.  Net written premiums for the Syndicate 1200 segment declined in 2016 as compared to 2015 and 2014 due to reductions in our participation percentages, partially offset by increased risk retention. The increase in consolidated earned premiums for the year ended December 31, 2016 as compared to 2015 and 2014 was due to the increase in gross and net written premiums.

The increase in consolidated net investment income for the year ended December 31, 2016 as compared to the same period ended 2015 was primarily attributable to a $20.9 million increase in the return on our alternative investment portfolio, from $3.0 million for the year ended December 31, 2015 to $23.9 million for the same period ended 2016. During the first quarter of 2016, we evaluated our accounting for income from our alternative investment portfolio and determined that as we manage these investments to appreciate in value on a quarter to quarter basis, it is more appropriate to classify the change in value as net investment income as opposed to realized investment gains (losses). All prior periods have been reclassified to conform to the current presentation. Absent the results of the alternative investments, consolidated net investment income increased $5.6 million from $85.6 million for the year ended December 31, 2015 to $91.2 million for the same period ended 2016, primarily attributable to an increase in income on our fixed maturity portfolio, partially offset by increased investment related expenses.  The decline in consolidated net investment income for the year ended December 31, 2015 as compared to the same period ended 2014 was primarily attributable to a $16.5 million decrease in the return on our alternative investment portfolio, from $19.5 million for the year ended December 31, 2014 to $3.0 million for the same period ended 2015. Absent the results of the alternative investments, consolidated net investment income was comparable at $85.6 million and $86.6 million for the years ended December 31, 2015 and 2014, respectively. Total invested assets at December 31, 2016 were $4,192.4 million, net of $131.9 million of invested assets attributable to Syndicate 1200’s trade capital providers. Total invested assets at December 31, 2015 were $4,020.4 million, net of $95.3 million of invested assets attributable to Syndicate 1200’s trade capital providers. Total invested assets at December 31, 2014 were $4,022.7 million, net of $75.2 million of invested assets attributable to Syndicate 1200’s trade capital providers.

Consolidated net realized investment and other gains for the year ended December 31, 2016 consisted of $62.0 million in realized gains primarily from the sale of equity and fixed maturity securities. Partially offsetting these realized gains was $25.7 million of realized foreign currency exchange losses, primarily from our fixed maturity portfolio. Additionally, for the year ended December 31, 2016, we recognized a $10.2 million other-than-temporary impairment loss within our equity and fixed maturity portfolios. Consolidated net realized investment and other gains for the year ended December 31, 2015 consisted of $38.9 million in realized gains from the sale of equity and fixed maturity securities. Partially offsetting these realized gains was $3.1 million of realized foreign currency exchange losses, primarily from our fixed maturity portfolio. For the year ended December 31, 2015, we recognized an $11.9 million other-than-temporary impairment loss within our equity and fixed maturity portfolios. Consolidated net realized investment and other gains for the year ended December 31, 2014 consisted of $34.3 million in realized gains from the sale of equity and fixed maturity securities and a $43.3 million gain from the sale of an investment property.  Partially offsetting these realized gains was a

$2.3 million realized loss from the recognition of other-than-temporary impairments within our equity and fixed maturity portfolio.  The impact of foreign currency exchange rates on our investment portfolio was negligible for the year ended December 31, 2014.

Consolidated losses and loss adjustment expenses were $810.1 million, $766.1 million and $747.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in the consolidated loss ratio for the year ended December 31, 2016 as compared to the same period ended 2015 was attributable to increased catastrophe losses. The consolidated loss ratios were comparable for the years ended December 31, 2015 and 2014 primarily due to improved current accident year losses in 2015, partially offset by increased catastrophe losses and reduced net favorable reserve development on prior accident years.

Included in losses and loss adjustment expenses for 2016 were $63.9 million in catastrophe losses resulting from storm activity in the United States, including Hurricane Matthew and the Louisiana floods, the Alberta wildfires and the Taiwan and New Zealand earthquakes. Partially offsetting these current accident year losses was $33.3 million of net favorable development on prior accident year loss reserves, which is presented in the table below.

Included in losses and loss adjustment expenses for 2015 were $24.9 million in catastrophe losses resulting from United States and other storm activity, and the Tianjin explosion. Partially offsetting these current accident year losses was $32.4 million of net favorable development on prior accident year loss reserves, primarily attributable to favorable development in our general liability line, our Syndicate 1200 liability lines and our commercial automobile lines, partially offset by unfavorable development in our workers compensation and commercial multi-peril lines.

Included in losses and loss adjustment expenses for 2014 was $18.7 million in catastrophe losses resulting from storm activity in the United States, various hailstorms, Typhoon Rammasum and Hurricane Odile. Partially offsetting these 2014 accident year losses was $37.7 million of net favorable development on prior accident year loss reserves, primarily attributable to favorable development in our general liability line and our Syndicate 1200 liability and property lines, partially offset by unfavorable development in the commercial multi-peril and commercial automobile lines.

The following table summarizes the above referenced loss reserve development as respects prior year loss reserves by line of business for the year ended December 31, 2016:

(in millions)	2015 Net Reserves	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2015 Net Reserves
General liability	$948.3	$13.0	1.4%
Workers compensation	322.2	(2.6)	-0.8%
Syndicate 1200 liability	194.0	(2.5)	-1.3%
Commercial multi-peril	163.3	(4.7)	-2.9%
Commercial auto liability	128.7	(12.7)	-9.9%
Syndicate 1200 property	95.0	(1.7)	-1.8%
Reinsurance - nonproportional assumed property	67.3	(9.3)	-13.8%
Fidelity/Surety	31.9	(7.2)	-22.6%
All other lines	182.6	(5.6)	-3.1%
Total	$2,133.3	$(33.3)	-1.6%

In determining appropriate reserve levels for the year ended December 31, 2016, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates.  No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for loss and loss adjustment expenses and record our best estimate.  Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data.  While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent years, this does not imply that more recent accident years’ reserves also will develop favorably; pricing, reinsurance costs, legal environment, general economic conditions including changes in inflation and many other factors impact our ultimate loss estimates.

Consolidated gross reserves for loss and loss adjustment expenses were $3,350.8 million (including $156.1 million of reserves attributable to Syndicate 1200’s trade capital providers), $3,123.6 million (including $102.3 million of reserves attributable to Syndicate 1200’s trade capital providers), and $3,042.4 million (including $80.3 million of reserves attributable to the trade capital providers) as of December 31, 2016, 2015 and 2014, respectively. Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Consolidated underwriting, acquisition and insurance expenses were $547.0 million, $536.7 million and $537.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The decline in the expense ratio for 2016 as compared to 2015 was primarily attributable to increased ceding commissions received, reduced contingent commissions payable and lower equity stock compensation expenses, partially offset by increased premium taxes and assessment expenses.  The decline in the consolidated expense ratio for 2015 as compared to 2014 was due to lower acquisition cost primarily attributable to lower premium taxes, fees and assessments coupled with increased ceding commissions received. Non-acquisition cost increased due to higher compensation and information technology costs, partially offset by lower outside services expense.

Consolidated interest expense was $19.6 million, $19.0 million and $19.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in consolidated interest expense in 2016 as compared to 2015 was the result of slightly higher interest rates on our variable rate debt instruments.  The decline in consolidated interest expense in 2015 as compared to 2014 was the result of slightly reduced interest rates on our variable rate debt instruments.

Consolidated foreign currency exchange gains were $4.5 million $18.3 million and $7.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. The changes in the foreign currency exchange gains were due to fluctuations of the U.S Dollar, on a weighted average basis, against the currencies in which we transact our business.

The consolidated provisions for income taxes were $35.2 million, $14.3 million and $32.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. The consolidated income tax provision represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the consolidated provision for income taxes represents taxes on net income for our United States, Ireland, Belgium, Brazil, Switzerland and United Kingdom operations.  The consolidated effective tax rates were 19.4%, 8.1% and 15.2% for the years ended December 31, 2016, 2015 and 2014, respectively.  The increase in the effective tax rate for the year ended December 31, 2016 as compared to the same period ended 2015 was primarily attributable to an increase in pretax income in the United States.  Pretax income for our United States operations increased to $115.2 million for the year ended December 31, 2016 from $64.8 million for the same period ended 2015.  The decline in the consolidated effective tax rate for the year ended December 31, 2015 as compared to 2014 was primarily attributable to reduced taxable pretax income in the United States while permanent tax differences remained consistent.  Pretax income was higher in 2014, due to the recognition in 2014 of a $43.3 million realized gain from the sale of property.   Additionally, our United Kingdom operations reported a tax benefit for 2015, primarily due to the effects of foreign currency exchange rates.

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

Excess and Surplus Lines.

The following table summarizes the results of operations for the Excess and Surplus Lines segment:

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Gross written premiums	$585.8	$562.5	$530.4
Earned premiums	$485.3	$471.2	$444.6
Losses and loss adjustment expenses	286.4	267.8	233.8
Underwriting, acquisition and insurance expenses	149.9	148.6	144.6
Underwriting income	49.0	54.8	66.2
Net investment income	45.2	32.3	43.2
Interest expense	(5.8)	(5.7)	(6.0)
Income before income taxes	$88.4	$81.4	$103.4
Loss ratio	59.0%	56.8%	52.6%
Expense ratio	30.9%	31.6%	32.5%
Combined ratio	89.9%	88.4%	85.1%
Loss reserves at December 31	$1,112.8	$1,094.3	$1,075.2

The increase in gross written and earned premiums for the year ended December 31, 2016 as compared to the same periods in 2015 and 2014 was primarily attributable to growth in the casualty and environmental units, partially offset by reduced premiums in the property, contract and allied medical units. Premiums for the property, contract and allied medical units continued to decline due to increased competition and low rates. The Excess and Surplus Lines segment continues to be impacted by increased competition and pressure on rates.

The increase in the loss ratio for the year ended December 31, 2016 as compared to the same periods in 2015 and 2014 was primarily attributable to reduced net favorable loss reserve development on prior accident years coupled with increased catastrophe losses.

Included in losses and loss adjustment expense for the year ended December 31, 2016 was $11.6 million in catastrophe losses consisting of $5.5 million from various storm activity in the United States, $4.2 million from the Louisiana floods and $1.9 million from Hurricane Matthew.  Partially offsetting the catastrophe losses was $13.2 million of net favorable loss reserve development on prior accident years primarily attributable to $8.2 million of favorable development in our commercial automobile lines and $4.0 million of favorable development in our property lines.

Included in losses and loss adjustment expense for the year ended December 31, 2015 was $5.5 million in catastrophe losses from storm activity in the United States.  Offsetting these current accident year losses was $25.5 million of net favorable loss reserve development on prior accident years primarily due to $23.5 million of favorable development in the general and products liability lines and $5.2 million in our commercial automobile lines.  Partially offsetting this net favorable development was $3.6 million of unfavorable development in the property lines.

Included in losses and loss adjustment expense for the year ended December 31, 2014 was $2.3 million in catastrophe losses from storm activity in the United States.  Offsetting the catastrophe losses was $38.9 million of net favorable loss reserve development on prior accident years primarily due to $54.7 million of favorable development in the general and products liability lines of business.  Partially offsetting this net favorable development was $12.5 million of unfavorable development in commercial automobile lines and $3.3 million in the property lines.

The decline in the expense ratio for the year ended December 31, 2016 as compared to the same period in 2015 was primarily attributable to reduced acquisition expenses due to increased ceding commissions coupled with reduced contingent commissions.  Partially offsetting the reduced acquisition expenses were increased non-acquisition expenses due to increased information technology, depreciation and outside services expenses partially offset by an increase of claims related expenses transferred to unallocated loss adjustment expenses.  The decline in the expense ratio for the year ended December 31, 2015 as compared to the same period in 2014 was primarily attributable to increased ceding commission coupled with reduced outside services costs.  Partially offsetting these reductions was increased compensation and information technology costs.

Commercial Specialty

The following table summarizes the results of operations for the Commercial Specialty segment:

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Gross written premiums	$691.9	$582.7	$517.0
Earned premiums	$364.2	$344.2	$332.5
Losses and loss adjustment expenses	181.1	203.3	203.3
Underwriting, acquisition and insurance expenses	120.6	110.8	120.5
Underwriting income	62.5	30.1	8.7
Net investment income	26.7	19.9	25.6
Interest expense	(3.4)	(3.5)	(3.6)
Fee and other income	19.1	18.2	17.6
Fee and other expense	(18.9)	(21.7)	(20.1)
Impairment of intangible assets	—	—	(3.4)
Income before income taxes	$86.0	$43.0	$24.8
Loss ratio	49.7%	59.1%	61.2%
Expense ratio	33.1%	32.2%	36.2%
Combined ratio	82.8%	91.3%	97.4%
Loss reserves at December 31	$915.6	$794.3	$742.4

The increase in gross written premiums for the year ended December 31, 2016 as compared to the same periods ended 2015 and 2014 was primarily attributable to growth in our public entity, professional liability and surety units.  Partially offsetting these increases was reduced underwriting in our grocery and retail business units due to planned reductions as we exited unprofitable accounts and implemented underwriting initiatives.  Additionally, gross written premiums increased $68.1 million for the year ended December 31, 2016 due to increased premium writings in our fronting programs.  The fronting programs do not impact earned premiums, but result in ceding commissions received.  The increase in earned premiums was primarily attributable to the increase in gross written premiums coupled with a reduction in ceding percentages for certain lines of business.

The decline in the loss ratio for the year ended December 31, 2016 as compared to the same period in 2015 was primarily attributable to increased net favorable loss reserve development on prior accident years coupled with reduced catastrophe losses.  The decline in the loss ratio for the year ended December 31, 2015 as compared to the same period in 2014 was primarily attributable to improved current accident year results.

Included in losses and loss adjustment expense for the year ended December 31, 2016 was $2.6 million in catastrophe losses, including $2.1 million for storm activity in the United States and $0.5 million for Hurricane Matthew.  Included in losses and loss adjustment expenses was $22.7 million in net favorable loss reserve development on prior accident years, primarily attributable to $9.0 million favorable development in the workers compensation lines, $7.0 million in the surety lines, $6.2 million in automobile liability lines and $2.0 million in the property lines.  Partially offsetting this favorable development was $1.5 million of unfavorable development in the other liability lines.

Included in losses and loss adjustment expense for the year ended December 31, 2015 was $5.2 million in catastrophe losses for storm activity in the United States.  Included in losses and loss adjustment expenses was $2.5 million in net unfavorable loss reserve development on prior accident years, primarily attributable to $11.9 million of unfavorable development in general liability and $8.7 million of unfavorable development in the workers compensation lines due to increases in claim severity. Partially offsetting this unfavorable development was $8.8 million of favorable development in short-tail lines, $6.6 million favorable development in errors and ommissions lines and $2.1 million of favorable development on an assumed directors and officers program.

Included in losses and loss adjustment expense for the year ended December 31, 2014 was $5.7 million in catastrophe losses for storm activity in the United States.  Included in losses and loss adjustment expenses was $1.7 million in net favorable loss reserve development on prior accident years, primarily attributable to $19.5 million of unfavorable development in general liability due to increases in claim severity, offset by favorable development of $8.5 million in errors and ommissions lines, $7.9 million in short-tail lines and $5.8 million in workers compensation.

The increase in the expense ratio for the year ended December 31, 2016 as compared to the same period ended 2015 was primarily attributable to a $13.9 million favorable adjustment to the premium taxes and assessments accrual recorded in 2015.  Partially offsetting the increased premium taxes and assessments was increased fronting fees received and an increase of claims related expenses reclassified to unallocated loss adjustment expenses.  The decline in the expense ratio for the year ended December 31, 2015 as compared to the same period ended 2014 was primarily attributable to the favorable change in estimate of the premium taxes and assessments accrual.

Fee and other income increased for the year ended December 31, 2016 as compared to the same period ended 2015 due to the recognition of a $1.7 million gain on the sale of certain business units.  The decline in fee and other expenses was primarily attributable to certain programs that were previously non-risk bearing converting to risk bearing programs.

As a result of our annual evaluation of goodwill and other intangible assets, we determined that the goodwill and intangible asset which resulted from a 2010 acquisition were impaired and therefore, we wrote-off $3.4 million during the fourth quarter of 2014.

International Specialty

The following table summarizes the results of operations for the International Specialty segment:

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Gross written premiums	$261.3	$266.3	$279.4
Earned premiums	$154.5	$146.4	$144.8
Losses and loss adjustment expenses	83.3	74.5	76.4
Underwriting, acquisition and insurance expenses	47.0	51.3	52.8
Underwriting income	24.2	20.6	15.6
Net investment income	16.8	11.4	11.3
Interest expense	(2.8)	(3.0)	(3.1)
Income before income taxes	$38.2	$29.0	$23.8
Loss ratio	54.0%	50.9%	52.8%
Expense ratio	30.4%	35.0%	36.4%
Combined ratio	84.4%	85.9%	89.2%
Loss reserves at December 31	$374.0	$313.1	$299.2

The decline in gross written premiums for the year ended December 31, 2016 as compared to the same periods in 2015 and 2014 was primarily attributable to declines in our property reinsurance unit due to increased competition, changes in terms and conditions and declining rates.  Partially offsetting this decline was increased gross written premiums in our casualty and professional liability units which was the result of new business submissions partially offset by declining rates and increased competition. Gross written premiums for our Brazilian unit was favorably impacted by currency gains, as the Brazilian Real strengthened against the U.S Dollar.  The increase in earned premiums for the year ended December 31, 2016 as compared to the same periods in 2015 and 2014 was primarily due to a reduction in our ceding percentages, coupled with a change in business mix.

The increase in the loss ratio for the year ended December 31, 2016 as compared to the same period in 2015 was primarily attributable to increased catastrophe losses partially offset by increased net favorable loss reserve development on prior accident years.  The decline in the loss ratio for the year ended December 31, 2015 as compared to the same period in 2014 was primarily attributable to increased net favorable loss reserve development on prior accident years partially offset by a slight increase in catastrophe losses.

Losses and loss adjustment expenses for the year ended December 31, 2016 included $19.6 million in catastrophe losses including $11.2 million from the Alberta wildfires, $3.5 million from the Taiwan and New Zealand earthquakes, $2.8 million from various storm activity and $2.1 million from Hurricane Matthew.  Partially offsetting these catastrophe losses was $11.0 million of net favorable loss reserve development on prior accident years primarily attributable to $8.8 million of favorable development on the property reinsurance lines and $2.1 million of favorable development for our Brazil unit.

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

The decline in the expense ratio for the year ended December 31, 2016 was primarily attributable to decreased commission expense, an increase of claims related expenses transferred to unallocated loss adjustment expenses, lower contingent commissions payable and lower assessments payable.  The decline in the expense ratio for the year ended December 31, 2015 was primarily due to increased ceding commission received on our professional lines and casualty business, coupled with reduced fixed costs for our Brazil unit.

Syndicate 1200

The following table summarizes the results of operations for the Syndicate 1200 segment:

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Gross written premiums	$625.5	$600.1	$577.0
Earned premiums	$406.4	$409.7	$414.6
Losses and loss adjustment expenses	240.7	211.9	209.5
Underwriting, acquisition and insurance expenses	164.1	169.1	167.3
Underwriting income	1.6	28.7	37.8
Net investment income	11.9	8.9	10.9
Interest expense	(2.5)	(2.6)	(3.2)
Fee and other income	3.1	3.2	3.1
Fee and other expense	(0.7)	(2.8)	(3.4)
Income before income taxes	$13.4	$35.4	$45.2
Loss ratio	59.2%	51.7%	50.5%
Expense ratio	40.4%	41.3%	40.4%
Combined ratio	99.6%	93.0%	90.9%
Loss reserves at December 31	$657.5	$615.6	$607.1

For 2016, we reduced our participation percentage on the Syndicate to 62%, down from 68% for 2015 and 75% for 2014.  The balance of the capital supporting the Syndicate is made up primarily by trade and other capital providers.  The increase in gross written premiums for the year ended December 31, 2016 as compared to the same period in 2015 was primarily attributable to increases in the property, marine and energy and specialty lines divisions due to a change in business mix within these lines, focusing on lines which result in profitable growth.  Partially offsetting the increased gross written premiums within these divisions were declines in the liability lines and aerospace divisions due to reduced profitability over the past years.  The increase in gross written premiums for the year ended December 31, 2015 as compared to the same period in 2014 was primarily attributable to increases in all divisions, excluding marine and energy, as we continued to establish new products, entered the Asian market and expanded profitable lines.  The Syndicate 1200 segment has been adversely impacted by increased competition beginning in 2014 and continuing into 2015 and 2016. The decline in earned premiums for the year ended December 31, 2016 as compared to the same periods ended 2015 and 2014 was primarily due to the reduction in our participation percentage, partially offset by a reduction in our ceding percentages

The increase in the loss ratio for the year ended December 31, 2016 as compared to the same period in 2015 was primarily attributable to increased catastrophe losses combined with reduced net favorable loss reserve development on prior accident years. The increase in the loss ratio for the year ended December 31, 2015 as compared to the same period in 2014 was primarily attributable to reduced net favorable loss reserve development on prior accident years partially offset by current accident year results.

Losses and loss adjustment expenses are reported net of losses ceded to the trade capital providers.  Included in losses and loss adjustment expenses for the year ended December 31, 2016 was $30.1 million of catastrophe losses including $12.0 million for Hurricane Matthew, $9.0 million for other storm activity in the United States and $8.1 million for the Louisiana floods.  Partially offsetting the catastrophe losses was $5.0 million in net favorable loss reserve development on prior accident years primarily attributable to $4.8 favorable development in the marine and energy lines, $3.3 million favorable development in the general liability lines and $1.6 million favorable development in the property lines.  Partially offsetting this favorable development was $5.0 million of unfavorable development in the specialty lines, primarily in the accident and health and political risk lines.

Included in losses and loss adjustment expenses for the year ended December 31, 2015 was $5.0 million of catastrophe losses resulting from the Tianjin explosion and various storms.  Offsetting the catastrophe losses was $10.3 million in net favorable loss reserve development on prior accident years primarily attributable to $5.5 million favorable development in various property classes, $6.2 million favorable development in the liability lines and $2.4 million favorable development in the energy lines, partially offset by $2.5 million of unfavorable development in the Specialty lines.

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

The decline in the expense ratio for the year ended December 31, 2016 as compared to the same period in 2015 was primarily attributable to reduced compensation related expenses partially offset by increased acquisition costs resulting from higher broker expenses due to the current competitive market.  The increase in the expense ratio for the year ended December 31, 2015 as compared to the same period in 2014 was primarily attributable to increased acquisition costs resulting from higher broker expenses due to the current competitive market.

Fee and other income represents fees and profit commission derived from the management of third party capital for our underwriting syndicate at Lloyd’s. Fee and other income is comparable for the three years. Fee and other expenses have declined due to reduced profit commissions payable to the third party capital providers due to reduced profitability.

Run-off Lines

The following table summarizes the results of operations for the Run-off Lines segment:

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Earned premiums	$0.4	$0.4	$1.6
Losses and loss adjustment expenses	18.6	8.6	24.4
Underwriting, acquisition and insurance expenses	6.9	5.9	8.2
Underwriting loss	(25.1)	(14.1)	(31.0)
Net investment income	11.3	8.1	12.0
Interest expense	(1.4)	(1.4)	(1.7)
Loss before income taxes	$(15.2)	$(7.4)	$(20.7)

Earned premiums for the years ended December 31, 2016, 2015 and 2014 were primarily attributable to adjustments resulting from final audits, reinstatement premiums and other adjustments on policies previously underwritten.

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

Losses and loss adjustment expenses for the year ended December 31, 2016 included $18.6 million of net unfavorable loss reserve development on prior accident years primarily attributable to $9.1 million from our asbestos exposure, $6.5 million from our run-off risk management lines and $3.0 million from our other run-off lines.  The unfavorable development from our asbestos exposure was due to increased defense costs and a final settlement with a large primary insured.

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

Underwriting, acquisition and insurance expenses for the Run-off Lines segment consists primarily of administrative expenses. Underwriting expense for the year ended December 31, 2016 was favorably impacted by reduced policyholder dividends and outside services fees.  Underwriting expense for the year ended December 31, 2015 was favorably impacted by a $2.3 million reduction in the premiums and insolvency assessment accruals. Underwriting expense for the year ended December 31, 2014 was favorably impacted by a $1.1 million recovery of a policyholder dividend in the run-off risk management lines, offset by $1.8 million in higher fee and bad debt expenses.

The following table represents a reconciliation of total gross and net reserves for the Run-off Lines. Amounts in the net column are reduced by reinsurance recoverables.

	For the Years Ended December 31,
	2016		2015		2014
(in millions)	Gross	Net	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$46.4	$43.5	$53.9	$50.4	$57.5	$53.3
Incurred losses	16.0	10.9	6.3	4.3	15.1	13.5
Losses paid	(14.0)	(13.8)	(13.8)	(11.2)	(18.7)	(16.4)
Loss reserves - asbestos and environmental, end of year	48.4	40.6	46.4	43.5	53.9	50.4
Risk management reserves	236.9	148.0	252.2	156.7	257.1	168.9
Run-off reinsurance reserves	1.9	1.9	3.0	3.0	4.1	4.1
Other run-off lines	3.7	3.7	4.7	4.3	3.4	3.1
Total loss reserves - Run-off Lines	$290.9	$194.2	$306.3	$207.5	$318.5	$226.5

The following table represents the components of gross loss reserves for the Run-off Lines:

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Asbestos:
Direct
Case reserves	$2.8	$2.0	$2.5
Unallocated loss adjustment expense ("ULAE")	0.5	0.5	1.0
IBNR	12.1	8.2	7.6
Total direct written reserves	15.4	10.7	11.1
Assumed domestic
Case reserves	10.5	12.2	13.2
ULAE	0.8	0.8	1.6
IBNR	10.5	13.7	15.8
Total assumed domestic reserves	21.8	26.7	30.6
Assumed London
Case reserves	3.3	4.0	4.7
ULAE	—	—	0.2
IBNR	1.4	1.4	1.2
Total assumed London reserves	4.7	5.4	6.1
Total asbestos reserves	41.9	42.8	47.8
Environmental reserves	6.5	3.6	6.1
Risk management reserves	236.9	252.2	257.1
Run-off reinsurance reserves	1.9	3.0	4.1
Other run-off lines	3.7	4.7	3.4
Total loss reserves - Run-off Lines	$290.9	$306.3	$318.5

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

The following table represents a reconciliation of the number of asbestos and environmental claims outstanding:

	For the Years Ended December 31,
	2016	2015	2014
Open claims, beginning of the year	1,111	1,275	1,479
Claims closed during the year	280	278	415
Claims opened during the year	133	114	211
Open claims, end of the year	964	1,111	1,275

The following table represents gross payments on asbestos and environmental claims:

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Gross payments on closed claims	$8.6	$7.2	$7.7
Gross payments on open claims	5.5	6.6	11.0
Total gross payments	$14.1	$13.8	$18.7

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

Cash provided by (used in) operating activities can fluctuate due to timing difference in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the years ended December 31, 2016, 2015 and 2014, cash provided by operating activities was $181.4 million, $282.6 million and $130.5 million, respectively. The decrease in cash flows provided by operating activities in 2016 compared to 2015 was driven by the timing of reinsurance recoveries and premium cash receipts in the respective periods. The increase in cash flows provided by operating activities in 2015 compared to 2014 was driven by the timing of reinsurance payments primarily concentrated in the Syndicate 1200 segment, partially offset by the first quarter 2014 partial settlement of a whole account quota share contract covering the Syndicate 1200 segment loss reserves for the 2009 and prior years of account.

For the years ended December 31, 2016, 2015 and 2014, net cash used in investing activities was $145.1 million, $193.6 million and $121.3 million, respectively. The decrease in cash flows used in investing activities from 2015 to 2016 was mainly the result of maturities and sales of fixed maturity investments and equity securities, partially offset by an increase in cash used to purchase fixed maturities and short-term investments. Included in purchases of fixed assets for the year ended December 31, 2015 was $42.0 million associated with the acquisition of real estate holdings, which were purchased on our behalf by a third-party intermediary using funds held in escrow from the fourth quarter 2014 sale of the Torrance, California real estate holdings, as previously disclosed in our December 31, 2014 Form 10-K. The increase in cash flows used in investing activities from 2014 to 2015 was mainly the result of purchases of fixed maturities, partially offset by the inflow of cash from maturities and sales of fixed maturity investments. As of December 31, 2016, 2015 and 2014, $405.5 million, $210.8 million, and $258.3 million, respectively, of the investment portfolio were invested in short-term investments.

For the years ended December 31, 2016, 2015 and 2014, net cash used in financing activities was $72.1 million, $50.0 million, and $82.4 million, respectively. During 2016, 2015 and 2014, we repurchased approximately 0.8 million, 0.6 million and 1.0 million shares, respectively, of our common shares for a total cost of $47.1 million, $29.7 million and $50.8 million, respectively. We paid dividends to our shareholders totaling $26.6 million, $22.7 million and $18.2 million during the years ended December 31, 2016, 2015 and 2014, respectively. During 2014, we paid $18.0 million for the extinguishment of one of our fixed rate trust preferred securities.

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

For the year ended December 31, 2016, Argo Re paid a cash dividend of $41.0 million to Argo Group which was used to repay intercompany balances related primarily to dividend and interest payments and other corporate expenses. For the year ended December 31, 2016, Argo Group US received dividends of $35.0 million from Colony, of which $15.1 million was paid in the form of investment securities with the remaining $19.9 million paid in cash, $41.6 million from Argonaut Insurance Company and $18.1 million from Rockwood. For the year ended December 31, 2016, Argo Group US, Inc. paid a cash dividend of $38.0 million, net of $2.0 million in Irish withholding taxes, to Argo Re through its direct parent, Argo Ireland.

The payment of dividends by Argo Re is limited under Bermuda insurance laws which require Argo Re to maintain certain measures of solvency and liquidity. As of December 31, 2016, the unaudited statutory capital and surplus of Argo Re was estimated to be $1,510.8 million and the amount required to be maintained was estimated to be $362.1 million, thereby allowing Argo Re the potential to pay dividends or capital distributions within the parameters of the solvency and liquidity margins. We believe that the dividend and capital distribution capacity of Argo Re will provide us with sufficient liquidity to meet the operating and debt service commitments, as well as other obligations.

During 2017, Argo Group US, Inc. may be permitted to receive dividends from its subsidiaries as follows: Argonaut Insurance Company – $80.0 million and Rockwood – $11.3 million. Business and regulatory considerations may impact the amount of dividends actually paid and prior approval of dividend payments may be required.

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

Effective February 6, 2017, we completed the acquisition of Maybrooke Holdings, S.A. for $235.3 million. We drew $125.0 million under our Credit Agreement in order to help fund the acquisition and paid the remaining $110.3 million with available cash on hand.

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

Included in the Credit Agreement is a provision that allows up to $17.5 million of the revolving credit facility to be used for letters of credit (“LOCs”), subject to availability. As of December 31, 2016, there were no borrowings outstanding and $0.2 million in LOCs against the Credit Facility.

LOCs have been filed with Lloyd’s by trade capital providers as part of the terms of whole account quota share reinsurance contracts entered into by the trade capital providers. In the event such LOCs are funded, the outstanding balance would be the responsibility of the trade capital providers.

Under certain insurance programs (i.e., large deductible programs and surety bonds) and various reinsurance agreements, collateral and LOCs are held for our benefit to secure performance of insureds and reinsurers in meeting their obligations. At December 31, 2016, the amount of such collateral and LOCs held under insurance and reinsurance agreements were $839.7 million and $492.6 million, respectively. Collateral can be provided in the form of trust accounts. As we are the beneficiary of these trust accounts only to secure future performance, these amounts are not reflected in our Consolidated Balance Sheets. Collateral provided by an insured or reinsurer may exceed or fall below their total outstanding obligation.

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

On July 16, 2014, Argo Group US, Inc. purchased the outstanding PXRE Capital Trust V $20,000,000 Junior Subordinated Debt Securities (“Capital Trust V”) at a price equal to 90.0% of the principal amount plus accrued and unpaid interest through the date of purchase for a total price of $18.2 million, resulting in the recognition of a $2.0 million pre-tax realized gain.

A summary of our outstanding junior subordinated debentures at December 31, 2016 is presented below:

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at December 31, 2016	Amount
Argo Group
05/15/2003	PXRE Capital Statutory Trust II	05/15/2033	3M LIBOR + 4.10%	5.00%	$18.1
11/06/2003	PXRE Capital Trust VI	09/30/2033	3M LIBOR + 3.90%	4.90%	10.3
Argo Group US
05/15/2003	Argonaut Group Statutory Trust I	05/15/2033	3M LIBOR + 4.10%	5.00%	15.5
12/16/2003	Argonaut Group Statutory Trust III	01/08/2034	3M LIBOR + 4.10%	4.98%	12.3
04/29/2004	Argonaut Group Statutory Trust IV	04/29/2034	3M LIBOR + 3.85%	4.76%	13.4
05/26/2004	Argonaut Group Statutory Trust V	05/24/2034	3M LIBOR + 3.85%	4.77%	12.3
05/12/2004	Argonaut Group Statutory Trust VI	05/12/2034	3M LIBOR + 3.80%	4.79%	13.4
09/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M LIBOR + 3.60%	4.56%	15.5
09/22/2004	Argonaut Group Statutory Trust VIII	09/22/2034	3M LIBOR + 3.55%	4.55%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M LIBOR + 3.60%	4.56%	15.5
09/15/2005	Argonaut Group Statutory Trust X	09/15/2035	3M LIBOR + 3.40%	4.36%	30.9
	Total Outstanding				$172.7

We assumed debt through the acquisition of Syndicate 1200. These notes are unsecured. All are redeemable subject to certain terms and conditions at a price up to 100% of the principal plus accrued and unpaid interest. Interest on the U.S. Dollar and Euro notes is due semiannually and quarterly, respectively. A summary of the notes outstanding at December 31, 2016 is presented below:

(in millions)
Issue Date	Currency	Maturity	Rate Structure	Interest Rate at December 31, 2016	Amount
12/08/2004	U.S. Dollar	11/15/2034	6 month LIBOR + 4.2%	5.18%	$6.5
09/06/2005	Euro	08/22/2035	3 month LIBOR + 4.0%	3.70%	12.8
10/31/2006	U.S. Dollar	01/15/2036	6 month LIBOR + 4.0%	4.98%	10.0
10/31/2006	Euro	11/22/2036	3 month LIBOR + 4.0%	3.70%	11.2
06/08/2007	Euro	09/15/2037	3 month LIBOR + 3.9%	3.58%	14.3
					$54.8

Throughout 2016, 2015 and 2014, we had no preferred shares outstanding.

For the year ended December 31, 2016, our Board declared quarterly dividends in the aggregate amount of $0.86 per share. Cash dividends paid for the year ended December 31, 2016 totaled $26.6 million.

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

On May 3, 2016, our Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous repurchase authorizations. As of December 31, 2016, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $130.3 million.

We invest excess cash in a variety of investment securities. As of December 31, 2016, our investment portfolio consisted of 67.8% fixed maturities, 10.3% equity securities, 12.5% other investments and 9.4% short-term investments (based on fair value) compared to 71.1% fixed maturities, 11.3% equity securities, 12.5% other investments and 5.1% short-term investments as of December 31, 2015. We classify the majority of our investment portfolio as available-for-sale; resulting in these investments being reported at fair market value with unrealized gains and losses, net of tax, being reported as a component of shareholders’ equity. At December 31, 2016, no investments were designated as trading. No issuer (excluding United States Government and United States Governmental agencies) of fixed maturity or equity securities represents more than 4.7% of shareholders’ equity at December 31, 2016.

Our insurance and reinsurance subsidiaries require liquidity and adequate capital to meet ongoing obligations to policyholders and claimants and fund operating expenses. During the year ended December 31, 2016, cash flow provided by operations was $181.4 million. Based on current premium volumes and other measures of capital deployed in our business, we determined we had excess capital and, therefore, returned capital to our shareholders through the share buy-back program and through dividend payments to our shareholders. We believe our liquidity generated from operations and, if required, from our investment portfolio, will be sufficient to meet our obligations for the foreseeable future. We believe we have access to various sources of liquidity including cash, investments and the ability to borrow under our revolving credit facility. Additionally, we continue to have access to the debt and equity markets, though we currently do not foresee needing access to these sources of capital.

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

Off-Balance Sheet Arrangements

We have committed to invest up to a total of $433.7 million in a series of hedge funds, private equity and long only funds, of which $340.3 million was funded and included in Other invested assets in our consolidated balance sheet. As of December 31, 2016, we have a remaining obligation to the private equity partnerships to invest up to an additional $93.4 million, which can be called at any time. We have not recorded this commitment in our consolidated financial statements. The investment will be recorded at such time as the capital partnership requires the additional investment. Additionally, we have not recorded the liabilities for our operating leases in our consolidated financial statements.

Other than as described in the immediately preceding paragraph, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K at December 31, 2016.

Contractual Obligations

Our estimated contractual obligations and commitments as of December 31, 2016 were as follows:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Thereafter
Long-term debt:
Junior subordinated debentures (1)	$317.1	$8.2	$16.5	$16.5	$275.9
Senior unsecured fixed rate notes (2)	384.4	9.4	18.7	18.7	337.6
Floating rate loan stock (3)	98.0	2.2	4.5	4.5	86.8
Note payable	0.6	—	—	—	0.6
Operating leases	46.0	11.3	17.7	11.1	5.9
Purchase obligations (4)	53.8	11.6	23.2	19.0	—
Contingent consideration for asset purchase (5)	2.2	2.2	—	—	—
Other long-term liabilities:
Claim payments (6)	3,350.8	1,013.9	1,191.0	540.5	605.4
Multi-year reinsurance contract (7)	110.0	27.5	55.0	27.5	—
Catastrophe bond program	24.2	18.2	6.0	—	—
Partnership commitments (8)	93.4	93.4	—	—	—
Total contractual obligations	$4,480.5	$1,197.9	$1,332.6	$637.8	$1,312.2

(1)	Interest only on Junior Subordinated Debentures through 2033. Interest calculated based on the rate in effect at December 31, 2016. Principal due beginning May 2033.
(2)	Interest only on Senior Unsecured Fixed Rate Notes through 2042. Interest calculated based on the rate in effect at December 31, 2016. Principal due September 2042.
(3)	Interest only on Floating Rate Loan Stock through 2034. Interest calculated based on the rate in effect at December 31, 2016. Principal due beginning November 2034.
(4)	Purchase obligations consist primarily of software, hardware and equipment servicing and software licensing fees.
(5)	Contingent consideration for asset purchases is estimated at the maximum payout if profit targets are met.
(6)

Claim payments do not have a contractual maturity; exact timing of claim payments cannot be predicted with certainty. The above table estimates timing of claim payments based on historical payment patterns and excludes the benefits of reinsurance recoveries.

(7)

Multi-year contract’s base terms, as reflected in the above table, include premium per annum of $27.5 million during the coverage period of January 1, 2017 to December 31, 2020. The contract contains an early termination clause whereby we may terminate the contract at December 31, 2017, subject to meeting certain contractual stipulations.

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

Critical Accounting Estimates

Reserves for Losses and Loss Adjustment Expenses

We establish reserves for the estimated total unpaid costs of losses including loss adjustment expenses (“LAE”), for claims that have been reported as well as claims that have been incurred but not yet reported. Unless otherwise specified below, the term “loss reserves” encompasses reserves for both losses and LAE. Loss reserves reflect management’s best estimate. Loss reserves established are not an exact calculation of our liability. Rather, loss reserves represent management’s best estimate of our liability based on application of actuarial techniques and other projection methodologies and taking into consideration other facts and circumstances known at the balance sheet date. The process of establishing loss reserves is complex and necessarily imprecise, as it involves using judgment that is impacted by many internal and external variables such as past loss experience, current claim trends and the prevailing social, economic and legal environments. In determining loss reserves, we give careful consideration to all available data and applicable actuarial analyses.

The relevant factors and methodologies used to estimate loss reserves vary significantly by product line due to differences in loss exposure and claim complexity. Much of our business is underwritten on an occurrence basis, which can lead to a significant time lag between the event that gives rise to a claim and the date on which the claim is reported to us. Additional time may be required to resolve the claim once it is reported to us. During these time lags, which can span several years for complex claims, new facts and information specific to the claim become known to us. In addition, general econometric and societal trends including inflation may change.  Any one of these factors may require us to refine our loss reserve estimates on a regular basis. We apply a strict regimen to assure that review of these facts and trends occurs on a timely basis so that this information can be factored into our estimate of future liabilities. However, due to the number and potential magnitude of these variables, actual paid losses in future periods may differ materially from our estimates as reflected in current reserves. These differences can be favorable or unfavorable. A more precise estimation of loss reserves is also hindered by the effects of growth in a line of business and uncertainty as to how new business performs in relation to expectations established through analysis of the existing portfolio. In addition to reserving for known claim events, we also establish loss reserves for IBNR. Loss reserves for IBNR are set using our actuarial estimates for events that have occurred as of the balance sheet date but have yet been reported to us. Estimation of IBNR loss reserves is subject to significant uncertainty.

Following is a summary of gross and net loss reserves we recorded by line of business:

	December 31, 2016		December 31, 2015
(in millions)	Gross	Net	Gross	Net
General liability	$1,529.7	$1,028.9	$1,423.3	$948.3
Workers compensation	571.3	312.9	575.9	322.2
Syndicate 1200 liability	323.3	198.1	293.4	194.0
Syndicate 1200 property	107.9	72.8	129.1	95.0
Commercial multi-peril	270.6	156.6	193.6	163.3
Commercial auto liability	123.7	113.6	135.6	128.7
Fidelity/Surety	48.5	38.4	36.9	31.9
Reinsurance - nonproportional assumed property	99.9	65.6	97.3	67.3
Syndicate 1200 marine & energy	84.8	53.8	79.2	58.9
All other lines	191.1	139.5	159.3	123.7
Total reserves	$3,350.8	$2,180.2	$3,123.6	$2,133.3

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

We use a variety of actuarial techniques and methods to determine loss reserves for all lines of business. Each method has its own set of assumptions, and each has strengths and weaknesses depending on the exposures being evaluated. Since no single estimation method is superior to another method in all situations, the methods and assumptions used to project loss reserves will vary by line of business and, when appropriate, by where we attach on a risk. We use what we believe to be the most appropriate set of actuarial methods and assumptions for each product line grouping. While the loss projection methods may vary by product line, the general approach for calculating IBNR remains the same: ultimate losses are forecasted first, and that amount is reduced by the amount of cumulative paid claims and case reserves.

When we initially establish IBNR reserves at the beginning of an accident year for each line of business, we often use the expected loss ratio method. This method is based upon our analyses of historical loss ratios incorporating adjustments for pricing changes, anticipated loss ratio trends, changes in mix of business and any other factors that may impact loss ratio expectations. At the end of each quarter, we review the loss ratio selections and the emerged loss experience to determine if deviating from the loss ratio method is appropriate. In general, we continue to use the loss ratio method until we deem it appropriate to begin to rely on the experience of the accident year (“AY”) being evaluated. This weighing in of the AY experience is typically done by employing the Bornhuetter-Ferguson (“BF”) reserving methodology. The BF methods compute IBNR through a blend of the expected loss ratio method and traditional loss development methods. The BF methods estimate IBNR for an accident year as the product of expected losses (earned premium multiplied by an expected loss ratio) plus an expected percentage of unreported losses. The expected percentage of unreported losses is derived from age-to-ultimate loss development factors that result from our analyses of loss development triangles.

As accident years mature to the point at which the reported loss experience is more credible, we assign increasing weight to the paid and incurred loss development methods.

For short-tail lines of business such as property, we generally defer to the AY loss experience more quickly as the time from claim occurrence to reporting is generally short. In the event there are large claims incurred, we will analyze large loss information separately to ensure that the loss reserving methods appropriately recognize the magnitude of these losses in the evaluation of ultimate losses.

For long-tail lines such as general liability and automobile liability, the loss experience is not deemed fully credible for several years.  At the end of the accident year, we rely primarily on the BF methods and continue to rely on those methods for several years. We assign greater weight to the paid and incurred development methods as the data matures.

Workers compensation is also a long-tail line of business, and is reserved for in keeping with other long-tailed business. However, a portion of the outstanding reserves correspond to scheduled indemnity payments and are not subject to extreme volatility. The portion of reserves that is not scheduled or annuitized is subject to potentially large variations in ultimate loss cost due to the uncertainty of medical cost inflation. Sources of medical cost inflation include increased utilization, new and more expensive medical testing procedures and prescription drugs costs.

We have a Run-off Lines segment that includes reserves for asbestos, environmental and other latent exposures. These latent exposures are typically characterized by extended periods of time between the dates an insured is first exposed to a loss, a claim is reported and the claim is resolved. For our Run-off Lines segment long-tail loss reserves, there is significant uncertainty involved in estimating reserves for asbestos, environmental and other latent injury claims. We use several methods to estimate reserves for these claims including an approach that projects future calendar period claims and average claim costs, a report year method which estimates loss reserves based on the pattern and magnitude of reported claims and ground-up analysis that relies on an evaluation of individual policy terms and conditions. We also consider survival ratio and market share methods which compare our level of loss reserves and loss payments to that of the industry for similar exposures. We apply greatest weight to the method that projects future calendar period claims and average claim costs because we believe it best captures the unique claim characteristics of our underlying exposures and loss development potential. We perform a full review of our Run-off Lines asbestos, environmental and other latent exposures loss reserves at least once a year and review loss activity quarterly for significant changes that might impact management’s best estimate.

Each business segment is analyzed individually, with development characteristics for each short-tail and long-tail line of business identified and applied accordingly.  In comparing loss reserve methods and assumptions used at December 31, 2016 as compared with methods and assumptions used at December 31, 2015, management has not changed or adjusted methodologies or assumptions in any significant manner.

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

Uncertainties in Loss Reserve Estimation

The causes of uncertainty will vary for each product line reviewed. For short-tail property lines of business, we are exposed to catastrophe losses, both natural and manmade.  Due to the nature of certain catastrophic loss events, such as hurricanes, earthquakes or terrorist attacks, our normal claims resolution processes may be impaired due to factors such as difficulty in accessing impacted areas and other physical, legal and regulatory impediments. These factors can make establishment of accurate loss reserve estimates difficult and render such estimates subject to greater uncertainty. Additionally, if the catastrophe occurs near the end of a financial reporting period, there are additional uncertainties in loss reserve estimates due to the lack of sufficient time to conduct a thorough analysis.  Long-tail casualty lines of business also present challenges in establishing appropriate loss reserves, for example if changes in the legal environment occur over time which broaden our liability or scope of policy coverage and increase the magnitude of claim payments.

In all lines, final claim payments may differ from the established loss reserve.  Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and could have a material adverse or beneficial effect on our future financial condition, results of operations and cash flows.  Any adjustments to loss reserves are reflected in the results for the year during which the adjustments are made.

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

Risk Factors by Line of Business in Loss Reserve Estimation

The following section details reserving considerations and loss and LAE risk factors for the lines representing most of our loss reserves. Each risk factor presented will have a different impact on required loss reserves.  Also, risk factors can have offsetting or compounding effects on required loss reserves. For example, introduction and approval of a more expensive medical procedure may result in higher estimates for medical costs. But in the workers compensation context, the availability of that same medical procedure may enable workers to return to work more quickly, thereby lowering estimates for indemnity costs for that line of business. As a result, it usually is not possible to identify and measure the impact that a change in one discrete risk factor may have or construct a meaningful sensitivity expectation around it. We do not make explicit estimates of the impact on loss reserve estimates for the assumptions related to the risk factors described below.

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

Workers Compensation

Workers compensation is generally considered a long-tail coverage as it takes a relatively long period of time to finalize claims from a given accident year. Certain payments, such as initial medical treatment or temporary wage replacement for the injured worker, are generally disbursed quickly.  Other payments may be made over the course of several years, such as awards for permanent partial injuries. Some payments continue to take place throughout the injured worker’s life, such as permanent disability benefits and on-going medical care.  Although long-tail in nature, claims generally are not subject to long reporting lags, settlements are generally not complex and most of the liability exposure is characterized by high frequency and moderate severity. The largest reserve risks are generally associated with low frequency, high severity claims that require lifetime coverage for medical expense arising from a worker’s injury.

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

Syndicate 1200 Liability and Property

Syndicate 1200 Liability is a long-tail line, and the risk factors are the same as discussed for General Liability except that Syndicate 1200 Liability does not include asbestos and environmental claims. Syndicate 1200 Property is a short-tail line. In general, paid and incurred loss development methods are used to forecast property losses.

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

Claim reporting lags also can occur. Examples of loss and LAE risk factors that can change over time and result in adjustments to commercial automobile liability loss reserves include, but are not limited to, the following:

Claims risk factors:

•	Trends in jury awards;
•	Changes in the underlying court system;
•	Changes in case law;
•	Litigation trends;
•	Subrogation opportunities;
•	Changes in claim handling procedures;
•	Frequency of visits to health providers;
•	Number of medical procedures given during visits to health providers;
•	Types of health providers used;
•	Types of medical treatments received;
•	Changes in cost of medical treatments; and
•	Degree of patient responsiveness to treatment.

Book of Business risk factors:

•	Changes in policy provisions (e.g., deductibles, policy limits, endorsements, etc.);
•	Changes in mix of insured vehicles; and
•	Changes in underwriting standards.
•	Gasoline prices.
•	Changes in macroeconomic factors including but not limited to unemployment statistics.

Reinsurance – Nonproportional Assumed Property

As a property catastrophe reinsurer, incurred losses are inherently more volatile than those of primary insurers and reinsurers of risks that have an established historical pattern of loss development. The most significant uncertainty in reserves involves estimates of catastrophe losses. In reserving for catastrophe losses, estimates are influenced by underwriting and claim information provided by clients, clients’ market shares, industry catastrophe models, industry loss estimates and internal analyses of this information. This reserving approach can cause significant development from initial loss estimates in the immediate wake of a catastrophe event due to the limited information available to us as a reinsurer regarding the actual underlying losses. This process can cause the ultimate estimates to differ significantly from initial projections.

The loss estimation process often begins with the identification of events with characteristics similar to the recent catastrophe (geographic location, wind speed, damageability, etc.), which then results in a list of the expected losses by contract from our proprietary risk management system. Third-party modeling software is embedded in our proprietary risk management system.

Concurrently, underwriting teams employ a market share approach as well as perform a thorough contract by contract analysis to identify potential changes to the expected loss estimates including IBNR by contract. The results of this initial process are updated when additional information becomes available. This information comes in the form of publicly available announcements, informal contact with brokers and/or clients, submission data and formal claim notices. As catastrophic events mature and reporting loss methods become more credible, sometimes as much as six to twelve months after the event or more, estimates of ultimate loss will rely more heavily on the actual claim experience arising from the event. In evaluating the loss estimates for catastrophic events, we use internal databases to establish projected reporting and payment patterns. Industry patterns from the Reinsurance Association of America (“RAA”), an insurance industry organization, are also employed.

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

Recorded gross reserves for general liability were $1,529.7 million, with approximately 3% of that amount related to run-off asbestos and environmental exposures as of December 31, 2016. For general liability losses relating to ongoing operations, reported loss development patterns are a key assumption for this line of business. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g., construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. We have reviewed the historical variation in reported loss development patterns for general liability losses deriving from continuing operations. If the reported loss development patterns change by 10%, a change that we have experienced in the past and that management considers possible, the estimated net reserve could change by $65.0 million, in either direction.

Similar to general liability, commercial multiple peril reserves are affected by reported loss development pattern assumptions.  Recorded gross reserves for commercial multiple peril business were $270.6 million as of December 31, 2016. If the development patterns underlying our net reserves for this line of business change by 10%, the estimated net reserve could change by $10.0 million, in either direction.

Recorded gross reserves for workers compensation were $571.3 million as of December 31, 2016. The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation.  Loss development patterns are dependent on medical cost inflation. Approximately 60% of the workers compensation net reserves are related to future medical costs. A review of National Council on Compensation Insurance data suggests that the annual growth in industry medical claim costs has varied from -2% to +13% since 1991. Across the entire reserve base, a 1% change in calendar year medical inflation could change the estimated net reserve by $15.0 million, in either direction.

Recorded gross reserves for commercial auto liability were $123.7 million as of December 31, 2016. A key assumption for commercial lines auto liability is the annual loss cost trend, particularly the severity trend component of loss costs. A 3% change in assumed annual severity is within the range of our historical experience and which management considers possible. A 3% change in assumed annual severity could change the estimated net reserve by $10.0 million, in either direction.

Recorded gross reserves for the Syndicate 1200 segment were $657.5 million as of December 31, 2016. Estimation of our international liability reserves are subject to late emergence and mix shifts between smaller, more routine claims and larger, more complex claims.  Our international property reserves are analyzed by the characteristics of the underlying exposures. Property loss reserves are characterized by relatively short periods between occurrence, reporting, determination of coverage and ultimate claims settlement.  These property loss reserves tend to be the most predictable. Catastrophic loss reserves tend to exhibit more volatility due to the nature of the underlying loss event which may cause delays and complexity in estimating ultimate loss exposure.

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

The factors discussed above affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, average severity of those claims settled with payment, dismissal rate of claims with no payment and expense to indemnity ratio.  The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures.  While this variability is reflected in part in the size of the range of reserves we have developed, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves.  The process of estimating asbestos and environmental reserves, which is detailed in Note 6, “Run-off Lines,” of Notes to Consolidated Financial Statements, remains subject to a wide variety of uncertainties. Due to these uncertainties, further developments could cause us to change our estimates and ranges of our asbestos and environmental reserves, and the effect of these changes could be material to our consolidated operating results, financial condition and liquidity.

Loss Reserve Estimation Variability

After reviewing the output from various loss reserving methodologies, we select our best estimate of reserves. We believe that the aggregate loss reserves at December 31, 2016 were adequate to cover claims for losses that have occurred, including both known claims and claims yet to be reported. As of December 31, 2016, we recorded gross loss reserves of $3,350.8 million and loss reserves net of reinsurance of $2,180.2 million. Although our financial reports reflect our best estimate of reserves, it is unlikely that the final amount paid will exactly equal our best estimate. In order to provide an indication of the variability in loss reserve estimates, we develop reserve ranges by evaluating the variability implied by the results of the various methods and impact of changing the assumptions and factors used in the loss reserving process.

We estimate our range of reserves, net of reinsurance, at approximately $2,000 million to $2,420 million as of December 31, 2016. In determining this range, we evaluated the variability of the loss reserves for each of our major operating segments, comprising both ongoing operations and run-off businesses. Our estimated range does not make a specific provision for sources of unknown or unanticipated correlated events such as potential sources of liability not anticipated at the time coverage was afforded, such as asbestos.  These events in combination with other events which may not be contemplated by management in developing our range may cause reserves to develop either more or less favorably than indicated by assumptions that we consider reasonable.  This means that the range of reserve values does not represent the range of all possible favorable or unfavorable reserve outcomes, and actual ultimate paid losses may fall outside this range. No one risk factor has been isolated for the purpose of performing a sensitivity or variability analysis on that particular risk factor.

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

Valuation of Investments

Our investments in fixed maturities and stocks are classified as available-for-sale and reported at fair value under GAAP. Changes in the fair value of investments classified as available-for-sale are not recognized in income during the period, but rather are recognized as a separate component of shareholders’ equity until realized. Fair values of these investments are estimated using prices obtained from third-party pricing services, where available. For securities where we are unable to obtain fair values from a pricing service or broker, fair values are estimated using information obtained from investment advisors. Management performed several processes to ascertain the reasonableness of investment values included in our consolidated financial statements at December 31, 2016, including i) obtaining and reviewing internal control reports for our accounting service providers that obtain fair values from third-party pricing services, ii) discussing with our investment managers their process for reviewing and validating pricing obtained from outside services and obtained values for all securities from our investment managers and iii) comparing the security pricing received from the investment managers with the prices used in our consolidated financial statements and obtained additional information for variances that exceeded a certain threshold. As of December 31, 2016, investments classified as available-for-sale for which we did not receive a fair value from a pricing service or broker accounted for less than 1% of our investment portfolio. The actual value at which such securities could be sold or settled with a willing buyer or seller may differ from such estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller. Our investments in hedge and private equity funds and other private equity direct investments are accounted for under the equity method of accounting, with changes in the value of investments recognized in net investment income during the period. We have one available-for-sale private equity investment with changes in the value of investment recognized as a separate component of shareholders’ equity. We also have two small private equity investments accounted for at cost.

We regularly monitor the difference between the estimated fair values of our investments and their cost or book values to identify underperforming investments and whether declines in value are temporary in nature or “other-than-temporary.” If a decline in the value of a particular investment is believed to be temporary, the decline is recorded as an unrealized loss, net of tax, in other comprehensive income as a separate component of shareholders’ equity. If the decline is believed to be “other-than-temporary,” the carrying value of the investment is written down and recorded as a realized loss in our Consolidated Statements of Income. We evaluate our investments for impairment. For fixed maturities securities, the evaluation for a credit loss is generally based on the present value of expected cash flows of the security as compared to the amortized book value. For mortgage-backed securities, frequency and severity inputs are used in projecting future cash flows of the securities. Loss frequency is measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. Loss severity includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. For equity securities, the length of time and the amount of decline in fair value are the principal factors in determining other-than-temporary impairment. For the years ended December 31, 2016, 2015, and 2014, we recorded $10.2 million, $11.9 million and $2.3 million, respectively, of realized losses due to the recognition of other-than-temporary impairments.

Deferred Tax Assets and Liabilities

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of Argo Group’s United States, Brazil, Ireland, Switzerland, Belgium, Malta and United Kingdom subsidiaries’ assets and liabilities. Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards. The deferred tax assets and liabilities are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The components of our deferred tax asset are temporary differences primarily attributable to loss reserve discounting and unearned premium reserves. Our deferred tax liabilities resulted primarily from unrealized gains in the investment portfolio, deferred acquisition costs and depreciable fixed assets.

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

For additional information regarding our deferred tax assets and liabilities, please see Note 15 “Income Taxes” in the Notes to the Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Data” beginning on page F-1.

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

At December 31, 2016, we had goodwill of $152.2 million assigned to the following reporting units: Excess and Surplus lines – $68.4 million, Commercial Specialty – $55.1 million and Syndicate 1200 – $28.7 million. Additionally, at December 31, 2016, we had other intangible assets totaling $67.7 million, including indefinite-lived intangible assets of $60.5 million in the Syndicate 1200 segment. Due to the nature of the Syndicate 1200 segment’s business, for purposes of the annual impairment evaluation, we have aggregated the fair values between the indefinite-lived intangible asset and goodwill.

For purposes of evaluating goodwill for impairment, we determined that our reporting units are the same as our business segments because all components of each segment are similar and none of the components were determined to be separate reporting units. Additionally, each business segment has discrete financial information available that is regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated and to assess performance. We allocated the assets, including goodwill, and liabilities of our reporting units consistent with our business segment reporting and prior periods. No material changes in the accounting methodology used to evaluate goodwill were made during 2016.

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

For the years ended December 31, 2016, 2015 and 2014, all of our reporting units passed Step 1 of the goodwill impairment analysis as the fair value of each reporting unit was in excess of their carrying values.  Therefore, Step 2 of the goodwill impairment analysis was not required. Any decline in the fair value of these reporting units could result in the carrying value of the reporting unit being in excess of fair value, triggering Step 2 of the impairment testing model, which could result in an impairment of goodwill.

As noted above, we have elected to make the first day of the fourth quarter the annual impairment assessment date for goodwill and other indefinite-lived intangible assets. An impairment analysis subsequent to this date has not been performed as we believe that no additional indicators of impairment have arisen, such as significant additional pricing competition, unexpected significant declines in operating results, divestiture of a significant component of the business or further significant decline in market capitalization.

Our market capitalization has increased in 2016, as our stock has traded at or above book value in the fourth quarter of 2016. We considered the market capitalization as one of the data points in performing our annual impairment test. We consider the changes in our market capitalization to be primarily attributable to global financial market conditions, as well as current trends within the insurance industry. The valuation analysis discussed above supports our view that goodwill and other indefinite-lived intangible assets are not impaired at October 1, 2016. Through December 31, 2016, there have been no indicators of impairment of goodwill and other indefinite-lived intangible assets. During 2017, we will monitor relevant internal and external factors and their potential impact on the fair value of our reporting segments, and if required, we will update our impairment analysis.

While we believe the estimates and assumptions are reasonable in determining the fair value of reporting units, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, we may be required to perform Step 2 in future periods and impairment of goodwill and/or other indefinite-lived assets could result. We cannot predict future events that might impact the fair value of reporting units and goodwill impairment. Such events include, but are not limited to, increased competition in insurance markets and global economic changes.

We evaluated our definite lived intangibles for indicators of impairment. If indicators of impairment had been identified, we would have been required to test definite lived intangible assets for impairment. As of October 1, 2016, the testing date, no indicators of impairment were identified. Therefore, we were not required to test for impairment. As with the indefinite-lived intangible assets, we will continue to monitor for indicators of impairment and test as required.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We believe we are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk.

Interest Rate Risk

Our primary market risk exposure is the exposure of our fixed maturity investment portfolio to interest rate risk and the changes in interest rates.  Fluctuations in interest rates have a direct impact on the fair value of these securities. As interest rates rise, the fair value of our fixed maturity portfolio falls and the converse is also true. We manage interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates.  The model duration of the assets comprising our fixed maturity investment portfolio was 2.58 years and 2.53 years at December 31, 2016 and 2015, respectively.

Based upon a pricing model, we determine the estimated change in fair value of our fixed maturity and short-term investments assuming immediate parallel shifts in the U.S. Treasury yield curve while keeping spreads between the individual securities and treasuries static. The following tables present the estimated pre-tax impact on the fair value of our fixed maturity and short-term investments at resulting from changes of 50 to 100 basis points in market rates at December 31, 2016 and 2015.

December 31, 2016
	-100	-50	Base	+50	+100
Market Yield	1.6%	1.9%	2.2%	2.6%	3.0%
Average Life (years)	2.9	2.9	3.0	3.0	3.0
Option Adjusted Duration (years)	2.1	2.1	2.1	2.1	2.1
Fair Value (in millions)	$3,444.5	$3,399.2	$3,337.9	$3,321.4	$3,286.1
Gain (Loss) (in millions)	$106.6	$61.3	$—	$(16.5)	$(51.8)

December 31, 2015
	-100	-50	Base	+50	+100
Market Yield	1.7%	0.9%	2.4%	1.6%	3.1%
Average Life (years)	3.0	2.9	3.1	2.9	2.9
Option Adjusted Duration (years)	2.3	2.2	2.2	2.1	2.2
Fair Value (in millions)	$3,240.1	$3,203.7	$3,138.1	$3,128.0	$3,093.4
Gain (Loss) (in millions)	$102.0	$65.6	$—	$(10.1)	$(44.7)

Credit Risk

We have exposure to credit risk on losses recoverable from reinsurers and receivables from insureds. Our controls to mitigate this risk include limiting our exposure to any one counterparty, evaluating the financial strength of our reinsurers, generally requiring minimum credit ratings and in certain cases receiving collateral from our reinsurers and insureds.

We also have exposure to credit risk in our investment holdings. Our risk management strategy and investment policy attempts to mitigate this risk by primarily investing in debt instruments of high credit quality issuers, limiting credit concentration, monitoring the credit quality of issuers and counterparties and diversifying issuers.  The weighted average rating of our fixed maturity investments was A+ with 87.1% and 90.5% rated investment grade or better (BBB- or higher) at December 31, 2016 and 2015, respectively.

Our portfolio includes alternative investments with a carrying value at December 31, 2016 and 2015 of $539.0 million and $513.7 million (12.5% and 12.5% of total invested assets) respectively.  These assets may invest in both long and short equities, corporate debt securities, currencies, real estate, commodities and derivatives. We attempt to mitigate our risk by selecting managers with extensive experience, proven track records and robust controls and processes.  We also mitigate our risk by diversifying through multiple managers and different types of assets and asset classes.

Equity Price Risk

We hold a diversified investment of equity securities with a fair value of $447.4 million and $463.9 million (10.3% and 11.3% of total invested assets) at December 31, 2016 and 2015, respectively.  Our equity securities are exposed to equity price risk which is defined as the potential for loss in fair value due to a decline in equity prices. We believe our diversified portfolio of equity securities among various industries, market segments and company sizes mitigate our exposure to equity price risk.

Foreign Currency Risk

We have exposure to foreign currency risk in our insurance contracts, invested assets and to a lesser extent, a portion of our debt. We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance contracts that are payable in currencies other than the U.S. Dollar with investments that are denominated in such currencies.  We also use foreign exchange forward contracts to mitigate this risk.  We recognized $23.3 million in losses and $0.2 million in losses from movements in foreign currency rates for the years ended December 31, 2016 and 2015, respectively.  We recognized $2.0 million in gains and $15.2 million in gains on our foreign currency forward contracts for the years ended December 31, 2016 and 2015, respectively.

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

There were no changes in the internal control over financial reporting made during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

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

As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (2013 framework). As a result of the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2016, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2016. The report, which expresses unqualified opinions on the effectiveness of our internal control over financial reporting as of December 31, 2016, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Ernst & Young LLP

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Argo Group International Holdings, Ltd.

We have audited Argo Group International Holdings, Ltd.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Argo Group International Holdings, Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Argo Group International Holdings, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Argo Group International Holdings, Ltd. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Argo Group International Holdings, Ltd. and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

February 24, 2017

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference is the information appearing under the captions “Election of Directors,” “Named Executive Officers,” “Audit Committee,” “Audit Committee Financial Experts,” “Code of Business Ethics and Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed with the SEC relating to our Annual Meeting of Shareholders to be held on June 1, 2017.

Item 11. Executive Compensation

Incorporated herein by reference is the information appearing under the captions “Compensation of Executive Officers,” “Non-Employee Director Compensation” and “Human Resources Committee Interlocks and Insider Participation” in our Proxy Statement to be filed with the SEC relating to our Annual Meeting of Shareholders to be held on June 1, 2017.

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

The following table sets forth information as of December 31, 2016 concerning our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding, Warrants and Rights	Weighted-Average Per Share Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by shareholders:
Argo Group International Holdings, Ltd. Long-Term Incentive Plan	2,679,183	$34.79	2,583,044
Equity compensation plans not approved by shareholders	—	$—	—
Total	2,679,183	$34.79	2,583,044

Under the terms of the Long-Term Incentive Plans, only awards that are to be settled in shares are included in the totals above. At December 31, 2016, 500,486 cash-settled stock appreciation rights and 2,734 cash-settled restricted stock units are issued and outstanding. Additional information relating to our equity compensation plans is included in Note 13, “Share-based Compensation” in the Notes to Consolidated Financial Statements.

Incorporated herein by reference is the information appearing under the caption “Security Ownership of Principal Stockholders and Management” in our Proxy Statement to be filed with the SEC relating to our Annual Meeting of Shareholders to be held on June 1, 2017.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated herein by reference is the information appearing under the captions “Human Resources Committee Interlocks and Insider Participation,” “Related Persons Transactions” and “Director Independence” in our Proxy Statement to be filed with the SEC relating to our Annual Meeting of Shareholders to be held on June 1, 2017.

Item 14. Principal Accounting Fees and Services

Incorporated herein by reference is the information appearing under the caption “Relationship with Independent Auditors” in our Proxy Statement to be filed with the SEC relating to our Annual Meeting of Shareholders to be held on June 1, 2017.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

Selected Financial Data

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2016 and 2015

Consolidated Statements of Income

For the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

(a)	2. Financial Statement Schedules

Schedule II—Condensed Financial Information of Registrant

December 31, 2016 and 2015

Schedule III—Supplemental Insurance Information

For the Years Ended December 31, 2016, 2015 and 2014

Schedule V—Valuation and Qualifying Accounts

For the Years Ended December 31, 2016, 2015 and 2014

Schedule VI—Supplemental Information for Property-Casualty Insurance Companies

For the Years Ended December 31, 2016, 2015 and 2014

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

10.2

Argo Group International Holdings, Ltd. 2007 Employee Share Purchase Plan (incorporated by reference to Exhibit 99.1 to Argo Group’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 10, 2007).*

10.2A

Argo Group International Holdings, Ltd. Employee Share Purchase Plan, amended and restated effective as of May 3, 2016 (incorporated by reference to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.3

Argo Group International Holdings, Ltd. 2007 Annual Incentive Compensation Plan (incorporated by reference to Appendix II to Argo Group’s Proxy Statement for the 2007 Annual General Meeting of Shareholders filed with the Securities and Exchange Commission on October 2, 2007).*

10.3A

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

10.19	Form of Cash-Settled Share Appreciation Rights Agreement (incorporated by reference to Exhibit 10.2 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*

10.20	Form of Stock-Settled Share Appreciation Right Agreement (incorporated by reference to Exhibit 10.3 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*

10.21	Form of Restricted Share Agreement (incorporated by reference to Exhibit 10.4 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*

10.22	Form of Restricted Share Unit Grant Agreement (incorporated by reference to Exhibit 10.5 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*

Exhibit Number	Description
10.23	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.2 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)*

12	Statements of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends.

21	Subsidiaries of Registrant, as amended.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a—14(a)/15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a—14(a)/15d – 14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	A management contract or compensatory plan required to be filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

By	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

Date: February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark E. Watson III Mark E. Watson III	President, Chief Executive Officer and Director (principal executive officer)	February 24, 2017

/s/ Jay S. Bullock Jay S. Bullock	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 24, 2017

/s/ Gary V. Woods Gary V. Woods	Director	February 24, 2017

/s/ F. Sedgwick Browne F. Sedgwick Browne	Director	February 24, 2017

/s/ H. Berry Cash H. Berry Cash	Director	February 24, 2017

/s/ Hector DeLeon Hector DeLeon	Director	February 24, 2017

/s/ Mural R. Josephson Mural R. Josephson	Director	February 24, 2017

/s/ Kathleen A. Nealon Kathleen A. Nealon	Director	February 24, 2017

/s/ John R. Power, Jr. John R. Power, Jr.	Director	February 24, 2017

/s/ John H. Tonelli John H. Tonelli	Director	February 24, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Argo Group International Holdings, Ltd.

We have audited the accompanying consolidated balance sheets of Argo Group International Holdings, Ltd. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Table of Contents at Item 15. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Argo Group International Holdings, Ltd. at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Argo Group International Holdings, Ltd.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

February 24, 2017

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	December 31,	December 31,
	2016	2015
Assets
Investments:
Fixed maturities, at fair value:
Available-for-sale (cost: 2016 - $2,938.8; 2015 - $2,971.0)	$2,932.4	$2,927.3
Equity securities, at fair value (cost: 2016 - $335.2; 2015 - $349.7)	447.4	463.9
Other investments (cost: 2016 - $531.6; 2015 - $506.9)	539.0	513.7
Short-term investments, at fair value (cost: 2016 - $405.5; 2015 - $211.2)	405.5	210.8
Total investments	4,324.3	4,115.7
Cash	86.0	121.7
Accrued investment income	20.7	21.6
Premiums receivable	463.8	404.5
Reinsurance recoverables	1,385.6	1,121.1
Goodwill	152.2	152.2
Other intangible assets, net of accumulated amortization	67.7	73.3
Current income taxes receivable, net	—	11.6
Deferred acquisition costs, net	139.1	132.4
Ceded unearned premiums	302.8	250.8
Other assets	262.8	220.7
Total assets	$7,205.0	$6,625.6
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$3,350.8	$3,123.6
Unearned premiums	970.0	886.7
Accrued underwriting expenses	115.0	133.9
Ceded reinsurance payable, net	466.6	312.4
Funds held	77.1	77.6
Senior unsecured fixed rate notes	139.5	139.3
Other indebtedness	55.4	55.2
Junior subordinated debentures	172.7	172.7
Current income taxes payable, net	8.1	—
Deferred tax liabilities, net	24.1	23.6
Other liabilities	33.0	32.5
Total liabilities	5,412.3	4,957.5
Commitments and contingencies (Note 17)
Shareholders' equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 40,042,330 and 37,104,294 shares issued at December 31, 2016 and December 31, 2015, respectively	40.0	37.1
Additional paid-in capital	1,123.3	964.9
Treasury shares (10,028,755 and 9,181,644 shares at December 31, 2016 and December 31, 2015, respectively)	(378.2)	(331.1)
Retained earnings	959.9	985.7
Accumulated other comprehensive income, net of taxes	47.7	11.5
Total shareholders' equity	1,792.7	1,668.1
Total liabilities and shareholders' equity	$7,205.0	$6,625.6

See accompany notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares and per share amounts)

	For the Years Ended December 31,
	2016	2015	2014
Premiums and other revenue:
Earned premiums	$1,410.8	$1,371.9	$1,338.1
Net investment income	115.1	88.6	106.1
Fee and other income	24.5	22.2	20.7
Net realized investment and other gains	26.1	24.1	74.5
Total revenue	1,576.5	1,506.8	1,539.4
Expenses:
Losses and loss adjustment expenses	810.1	766.1	747.4
Underwriting, acquisition and insurance expenses	547.0	536.7	537.0
Interest expense	19.6	19.0	19.9
Fee and other expense	22.4	25.8	23.5
Foreign currency exchange gain	(4.5)	(18.3)	(7.8)
Impairment of intangible assets	—	—	3.4
Total expenses	1,394.6	1,329.3	1,323.4
Income before income taxes	181.9	177.5	216.0
Provision for income taxes	35.2	14.3	32.8
Net income	$146.7	$163.2	$183.2
Net income per common share:
Basic	$4.86	$5.31	$5.80
Diluted	$4.75	$5.20	$5.70
Dividends declared per common share	$0.86	$0.73	$0.57
Weighted average common shares:
Basic	30,166,440	30,769,089	31,559,422
Diluted	30,845,710	31,385,460	32,134,218

	For the Years Ended December 31,
	2016	2015	2014
Net realized investment and other gains before other-than-temporary impairment losses	$36.3	$36.0	$76.8
Other-than-temporary impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturities	(1.7)	(2.2)	(1.2)
Other-than-temporary impairment losses on equity securities	(8.5)	(9.7)	(1.1)
Impairment losses recognized in earnings	(10.2)	(11.9)	(2.3)
Net realized investment and other gains	$26.1	$24.1	$74.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	For the Years Ended December 31,
	2016	2015	2014
Net income	$146.7	$163.2	$183.2
Other comprehensive income (loss):
Foreign currency translation adjustments	4.0	(6.0)	(4.1)
Defined benefit pension plans:
Net gain (loss) arising during the year	(0.3)	0.4	(3.7)
Unrealized (losses) gains on securities:
(Losses) gains arising during the year	58.1	(121.1)	(5.7)
Reclassification adjustment for gains included in net income	(23.2)	(7.2)	(30.6)
Other comprehensive income (loss) before tax	38.6	(133.9)	(44.1)
Income tax provision (benefit) related to other comprehensive loss:
Defined benefit pension plans:
Net gain (loss) arising during the year	(0.1)	0.3	(1.3)
Unrealized (loss) gains on securities:
(Loss) gains arising during the year	15.7	(31.3)	6.8
Reclassification adjustment for gains included in net income	(13.2)	(6.3)	(9.9)
Income tax provision (benefit) related to other comprehensive loss	2.4	(37.3)	(4.4)
Other comprehensive income (loss), net of tax	36.2	(96.6)	(39.7)
Comprehensive income	$182.9	$66.6	$143.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions, except number of shares and per share amounts)

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity
Balance, January 1, 2014	$34.1	$827.3	$(250.6)	$804.4	$147.8	$1,563.0
Net income	—	—	—	183.2	—	183.2
Other comprehensive income, net of tax	—	—	—	—	(39.7)	(39.7)
Repurchase of common shares (1,048,144 at a weighted average price of $48.48)	—	—	(50.8)	—	—	(50.8)
Activity under stock incentive plans	0.2	8.5	—	—	—	8.7
Retirement of common shares (tax payments on equity compensation)	—	(1.1)	—	—	—	(1.1)
Deferred tax - share-based payments	—	0.1	—	—	—	0.1
Employee stock purchase plan	—	1.5	—	—	—	1.5
Cash dividends declared - common shares ($0.57/share)	—	—	—	(18.2)	—	(18.2)
Balance, December 31, 2014	34.3	836.3	(301.4)	969.4	108.1	1,646.7
Net income	—	—	—	163.2	—	163.2
Other comprehensive income, net of tax	—	—	—	—	(96.6)	(96.6)
Repurchase of common shares (575,155 at a weighted average price of $51.58)	—	—	(29.7)	—	—	(29.7)
Activity under stock incentive plans	0.3	8.9	—	—	—	9.2
Retirement of common shares (tax payments on equity compensation)	(0.1)	(4.0)	—	—	—	(4.1)
Deferred tax - share-based payments	—	0.6	—	—	—	0.6
Employee stock purchase plan	—	1.5	—	—	—	1.5
10% stock dividend	2.6	121.6	—	(124.2)	—	—
Cash dividends declared - common shares ($0.73/share)	—	—	—	(22.7)	—	(22.7)
Balance, December 31, 2015	37.1	964.9	(331.1)	985.7	11.5	1,668.1
Net income				146.7		146.7
Other comprehensive loss, net of tax	—	—	—	—	36.2	36.2
Repurchase of common shares (847,111 at a weighted average price of $55.64)	—	—	(47.1)	—	—	(47.1)
Activity under stock incentive plans	0.2	15.2	—	—	—	15.4
Retirement of common shares (tax payments on equity compensation)	—	(2.1)	—	—	—	(2.1)
Deferred tax - share-based payments	—	0.7	—	—		0.7
Employee stock purchase plan	—	1.4	—	—	—	1.4
10% stock dividend	2.7	143.2	—	(145.9)	—	—
Cash dividends declared - common shares ($0.86/share)	—	—	—	(26.6)	—	(26.6)
Balance, December 31, 2016	$40.0	$1,123.3	$(378.2)	$959.9	$47.7	$1,792.7

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$146.7	$163.2	$183.2
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization and depreciation	35.4	38.7	37.2
Share-based payments expense	19.8	29.1	19.6
Excess tax benefit from share-based payment arrangements	(0.6)	(0.6)	(0.1)
Deferred income tax (benefit) provision, net	(1.1)	8.3	27.6
Net realized investment and other gains	(26.1)	(24.1)	(74.5)
Undistributed earnings from alternative investment portfolio	(23.9)	(3.0)	(19.5)
(Gain) loss on disposals of fixed assets, net	(0.1)	0.2	—
Amortization of debt issuance costs	0.2	0.2	0.2
Impairment of intangible assets	—	—	3.4
Change in:
Accrued investment income	0.9	0.5	3.4
Receivables	(318.0)	(182.6)	256.7
Deferred acquisition costs	(6.4)	(8.5)	(7.3)
Ceded unearned premiums	(51.2)	(45.9)	(12.4)
Reserves for losses and loss adjustment expenses	220.2	94.3	(182.0)
Unearned premiums	80.1	76.5	39.1
Ceded reinsurance payable and funds held	153.6	157.2	(163.9)
Income taxes	19.9	3.3	(19.7)
Accrued underwriting expenses	(18.9)	(24.6)	11.7
Other, net	(49.1)	0.4	27.8
Cash provided by operating activities	181.4	282.6	130.5
Cash flows from investing activities:
Sales of fixed maturity investments	1,138.4	787.5	1,104.9
Maturities and mandatory calls of fixed maturity investments	1,002.7	843.9	323.0
Sales of equity securities	208.3	122.0	123.9
Sales of other investments	96.8	58.4	33.2
Purchases of fixed maturity investments	(2,137.3)	(1,842.8)	(1,531.5)
Purchases of equity securities	(146.9)	(114.1)	(55.8)
Purchases of other investments	(96.3)	(77.2)	(149.5)
Change in foreign regulatory deposits and voluntary pools	(1.3)	3.5	21.2
Change in short-term investments	(193.9)	46.1	75.3
Settlements of foreign currency exchange forward contracts	(5.4)	(10.1)	(1.1)
Purchases of fixed assets	(32.1)	(18.9)	(39.0)
Other, net	21.9	8.1	(25.9)
Cash used in investing activities	(145.1)	(193.6)	(121.3)
Cash flows from financing activities:
Payment on note payable	—	—	(0.1)
Redemption of trust preferred securities, net	—	—	(18.0)
Activity under stock incentive plans	1.0	1.8	4.6
Repurchase of Company's common shares	(47.1)	(29.7)	(50.8)
Excess tax benefit from share-based payment arrangements	0.6	0.6	0.1
Payment of cash dividends to common shareholders	(26.6)	(22.7)	(18.2)
Cash used in financing activities	(72.1)	(50.0)	(82.4)
Effect of exchange rate changes on cash	0.1	1.7	(3.2)
Change in cash	(35.7)	40.7	(76.4)
Cash, beginning of year	121.7	81.0	157.4
Cash, end of year	$86.0	$121.7	$81.0

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Significant Accounting Policies

Business

Argo Group International Holdings, Ltd. (“Argo Group,” “we” or the “Company”) is an international underwriter of specialty insurance and reinsurance products in the property and casualty market. Argo Group US, Inc. (“Argo Group US”) is a subsidiary of Argo Financial Holding (Ireland) UC (“Argo Ireland”). Argo Underwriting Agency Limited (“Syndicate 1200”) is a subsidiary of Argo International Holdings, Ltd. Argo Re, Ltd. (“Argo Re”), a Bermuda based company, is the parent of both Argo Ireland and Argo International Holdings, Ltd. Argo Re is directly owned by Argo Group.

We conduct our ongoing business through four segments.

Excess and Surplus Lines products are underwritten by Colony Insurance Company (“Colony”).

Commercial Specialty consists of the following operations: Argo Insurance, Rockwood Casualty Insurance Company (“Rockwood”), Argo Pro, Argo Surety, Trident Insurance Services, Alteris and ARIS Title Insurance Corporation (“ARIS”).

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

Basis of Presentation and Use of Estimates

The consolidated financial statements of Argo Group and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The major estimates reflected in our consolidated financial statements include, but are not limited to, reserves for losses and loss adjustment expenses; reinsurance recoverables, including the reinsurance recoverables allowance for doubtful accounts; estimates of written and earned premiums; reinsurance premium receivable; fair value of investments and assessment of potential impairment; valuation of goodwill and other intangibles and our deferred tax asset valuation allowance. Actual results could differ from those estimates.

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

We have evaluated our investment in our twelve statutory trusts (collectively, the “Trusts”) and two charitable foundations (collectively, the “Foundations”) under the Financial Accounting Standards Board’s (“FASB’s”) provisions for consolidation of variable interest entities under Accounting Standards Codification (“ASC”) Topic 810-10, “Consolidation,” as amended. We determined that the Trusts and Foundations are variable interest entities due to the fact that the Trusts and Foundations do not have sufficient equity to finance their activities without additional subordinate financial support from other parties. We do not have any power to direct the activities that impact the Trusts’ or Foundations’ economic performance. We are not entitled to receive a majority of the residual returns of the Trusts and U.S. charitable foundations. Additionally, we are not responsible for absorbing the majority of the expected losses of the Trusts or U.S. charitable foundations; therefore, we are not the primary beneficiary and, accordingly, the Trusts and U.S. charitable foundations are not included in our consolidated financial statements. The expenses and donations of the charitable foundations in Bermuda are paid by Argo Group and have been included in the consolidated results.

We have used a series of special purpose reinsurance companies to provide reinsurance coverage through a series of transactions, including insurance-linked securities. Under the provisions of ASC Topic 810-10, these reinsurance companies are variable interest entities. However, we do not have a variable interest in these entities, and therefore are not required to consolidate them in our consolidated financial statements.

During the first quarter of 2016, we evaluated our accounting for income from our alternative investment portfolio and determined that as we manage these investments to appreciate in value on a quarter-to-quarter basis, it is more appropriate to classify the change in value as net investment income as opposed to realized investment gains (losses). As a result, net investment income for the year ended December 31, 2016 includes $23.9 million related to the appreciation of our alternative investment portfolio. Net investment income and net realized investment and other gains for the years ended December 31, 2015 and 2014 have been reclassified to reflect the current presentation. Specifically, net investment income for the years ended December 31, 2015 and 2014 include increases of $3.0 million and $19.5 million, respectively, related to the alternative investment portfolio, and net realized investment and other gains were decreased by the same amounts for the respective years. Additionally, beginning in 2016, we began presenting “Fee and other income” and “Fee and other expense” as separate financial statement line items. The presentation for prior years’ financial statements has been reclassified to conform to the current presentation.

Stock Dividends

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

Investments

Investments in fixed maturities at December 31, 2016 and 2015 include bonds and structured securities. Equity securities include common stocks, preferred stocks and mutual funds. Other investments consist of foreign regulatory deposits, hedge funds, private equity funds, private equity direct investments, voluntary pools and foreign exchange currency forward contracts. Short-term investments consist of money market funds, certificates of deposit, bonds, sovereign debt and interest-bearing cash accounts. Investments maturing in less than one year are classified as short-term investments in our consolidated financial statements.

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

Our investments in fixed maturities and equity securities are considered available-for-sale and are carried at fair value. Changes in the fair value of investments classified as available-for-sale are not recognized in income during the period, but rather are recognized as a separate component of shareholders’ equity until realized. Fair value of these investments is estimated using prices obtained from third-party pricing services, where available. For securities where we were unable to obtain fair values from a pricing service or broker, fair values were estimated using information obtained from investment advisors. We performed several processes to ascertain the reasonableness of these investment values by i) obtaining and reviewing internal control reports for our service providers that obtain fair values from third-party pricing services, ii) discussing with our investment managers their process for reviewing and validating pricing obtained from outside services and obtaining values for all securities from our investment managers and iii) comparing the security pricing received from the investment managers with the prices used in the consolidated financial statements and obtaining additional information for variances that exceeded a certain threshold. As of December 31, 2016, investments we hold for which we did not receive a fair value from a pricing service or broker accounted for less than 1% of our investment portfolio. The actual value at which these securities could actually be sold or settled with a willing buyer or seller may differ from our estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, quantity sold or settled, presence of an active market and availability of a willing buyer or seller. The cost of securities sold is based on the specific identification method.

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

Receivables

Premiums receivable, representing amounts due from insureds, are presented net of an allowance for doubtful accounts. The allowances for doubtful accounts were $2.7 million and $3.5 million at December 31, 2016 and 2015, respectively. Premiums receivable include amounts relating to the trade capital providers’ quota share.

Reinsurance recoverables represent amounts of paid losses and loss adjustment expenses, case reserves and incurred but not reported (“IBNR”) amounts ceded to reinsurers under reinsurance treaties. Reinsurance recoverables also reflect amounts that are due from trade capital providers. Reinsurance recoverables are presented in our Consolidated Balance Sheets net of an allowance for doubtful accounts of $2.1 million and $3.2 million at December 31, 2016 and 2015, respectively (see Note 4, “Reinsurance” for related disclosures).

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

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Premiums receivable	$1.1	$1.0	$1.1
Reinsurance recoverables	—	0.2	0.5
Net written off	$1.1	$1.2	$1.6

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

Retrospectively Rated Policies

We have written a number of workers compensation, property and other liability policies that are retrospectively rated. Under this type of policy, the policyholder or coverholder may be entitled, subsequent to coverage expiration, to a refund or may owe additional premiums based on the amount of losses incurred under the policy. The retrospective premium adjustments on certain policies are limited to a minimum or maximum premium adjustment, which is calculated as a percentage of the standard amount of premium charged during the life of the policy. Accrued retrospectively rated premiums have been determined based on estimated ultimate loss experience of the individual policyholder accounts. The estimated liability for return of premiums under retrospectively rated policies is included in “Unearned premiums” in our Consolidated Balance Sheets and was $5.7 million and $6.5 million at December 31, 2016 and 2015, respectively. The estimated amount included in premiums receivables for additional premiums due under retrospectively rated policies was $0.1 million and $0.1 at December 31, 2016 and 2015, respectively.

Deferred Acquisition Costs

Policy acquisition costs, which include commissions, premium taxes, fees and certain other costs of underwriting policies, are deferred, when such class of policies are profitable, and amortized over the same period in which the related premiums are earned. To qualify for capitalization, the policy acquisition cost must be directly related to the successful acquisition of an insurance contract. Anticipated investment income is considered in determining whether the deferred acquisition costs are recoverable and whether a premium deficiency exists. We continually review the methods of making such estimates and establishing the deferred costs with any adjustments made in the accounting period in which the adjustment arose.

The 2016 and 2015 net amortization of policy acquisition costs will not equal the change in our Consolidated Balance Sheets as the trade capital providers’ share is not reflected in our Consolidated Statements of Income and differences arise from foreign currency exchange rates applied to deferred acquisition costs which are treated as a nonmonetary asset.

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

Goodwill and Intangible Assets

Goodwill and intangible assets are allocated to the segment in which the results of operations for the acquired company are reported (see Note 19, “Segment Information” for further discussion). Intangible assets with a finite life are amortized over the estimated useful life of the asset. Goodwill and intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. For goodwill, we may perform a qualitative test to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. Based on prior goodwill impairment testing, we determined the performance of the quantitative impairment test was required for 2016. The first step of the quantitative test is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill (“Step 1”). If the fair value of a reporting unit exceeds its carrying value amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step is not necessary. However, if the carrying amount of the reporting unit exceeds its fair value, the second step (“Step 2”) is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. Step 2 compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied value of goodwill is less than the carrying amount of goodwill, it is written down to its fair value with a corresponding expense reflected in the Consolidated Statements of Income. The implied goodwill is calculated based on a hypothetical purchase price allocation, similar to the requirements in the accounting guidance for business combinations, whereby the implied fair value of the reporting unit is allocated to the fair value of the assets and liabilities of the reporting unit.

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

For the years ended December 31, 2016, 2015 and 2014, all of our reporting units passed Step 1 of the goodwill impairment analysis as the fair value of each reporting unit were in excess of their carrying values.  Therefore, Step 2 of the goodwill impairment analysis was not required. Any future decline in the fair value of these reporting units could result in the carrying value of the reporting unit being in excess of fair value, triggering Step 2 of the impairment testing model, which could result in an impairment of goodwill.

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

The following table presents our intangible assets and accumulated amortization at December 31:

	December 31, 2016		December 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Lloyd's capacity	$60.5	n/a	$60.5	n/a
Distribution network	45.5	38.5	45.5	33.2
Additional Lloyd's capacity	4.8	4.8	4.8	4.6
Other	1.4	1.2	1.6	1.3
	$112.2	$44.5	$112.4	$39.1

The weighted average useful life by category at December 31, 2016 was 9.3 years for the distribution network, 5.0 years for the additional Lloyd’s capacity and 8.7 years for other. The weighted average useful life for all categories was 8.9 years at December 31, 2016.

During the years ended December 31, 2016, 2015 and 2014, amortization expense was $5.5 million, $7.5 million and $5.6 million, respectively, and is included in “Underwriting, acquisition and insurance expenses” in our Consolidated Statements of Income.

The estimated amortization expense for the years ended December 31, 2017, 2018 and 2019 is $4.7 million, $2.1 million and $0.4 million, respectively. There is no estimated amortization expense for either of the years ended December 31, 2020 and 2021.

Property and Equipment

Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and carried at cost less accumulated depreciation and are reported in “Other assets” in our Consolidated Balance Sheets. Depreciation is calculated using a straight-line method over the estimated useful lives of the assets, generally three to thirty nine years. The accumulated depreciation for property and equipment was $101.6 million and $85.1 million at December 31, 2016 and 2015, respectively. The net book value of our property and equipment at December 31, 2016 and 2015 was $142.2 million and $133.1 million, respectively. The depreciation expense at December 31, 2016, 2015 and 2014 was $20.9 million, $17.5 million and $15.1 million, respectively.

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

Share-Based Payments

Compensation expense for share-based payments is recognized based on the measurement-date fair value for awards that will settle in shares. Awards that are expected to be settled in cash are accounted for as liability awards, resulting in the fair value of the award being measured at each reporting date until the award is exercised, forfeited or expires unexercised. Compensation expense for awards that are settled in equity are recognized on a straight line pro rata basis over the vesting period. Compensation expense for awards that are settled in cash are recognized on the accelerated recognition method over the award’s vesting period. See Note 13, “Share-based Compensation” for related disclosures.

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

Translation gains and losses related to our operations in Brazil and Malta are recorded as a component of shareholders’ equity in our Consolidated Balance Sheets. At December 31, 2016 and 2015, the foreign currency translation adjustments were a loss of $17.6 million and $21.6 million, respectively.

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

Supplemental Cash Flow Information

Income taxes paid. We paid income taxes of $16.6 million, $10.9 million and $23.7 million in 2016, 2015 and 2014, respectively.

Income taxes recovered. We recovered income taxes of $0.5 million, $11.7 million and $0.1 million in 2016, 2015 and 2014, respectively.

Interest paid as follows:

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Senior unsecured fixed rate notes	$9.3	$9.3	$9.3
Junior subordinated debentures	7.7	7.0	7.6
Other indebtedness	2.3	2.4	2.8
Total interest paid	$19.3	$18.7	$19.7

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

Recently Issued Accounting Pronouncements

In December 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-19, “Technical Corrections and Improvements.” ASU 2016-19 clarifies guidance, corrects errors and makes minor improvements affecting a variety of topics in the FASB Accounting Standards Codification. We have adopted this ASU, effective immediately, and it does not have an impact on our financial results or disclosures.

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory” (Topic 740). ASU 2016-16 requires entities to recognize current and deferred income tax resulting from an intra-entity asset transfer when the transfer occurs. Prior to issuance of this ASU, U.S. GAAP did not allow recognition of income tax consequences until the asset had been sold to a third party. ASU 2016-16 requires adoption through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption with early adoption permitted. The ASU is effective in annual periods beginning after December 15, 2017, including interim periods therein. We are currently evaluating the impact that this ASU will have on our financial results and disclosures, but do not anticipate that any such potential impact would be material.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (Topic 230). ASU 2016-15 will reduce diversity in practice on how eight specific cash receipts and payments are classified on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. We anticipate that this ASU will have no net effect on our consolidated statements of cash flows, but will likely have an immaterial impact on the classification of specific cash receipts and payments within the statement.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (Topic 326). ASU 2016-13 requires organizations to estimate credit losses on certain types of financial instruments, including receivables and available-for-sale debt securities, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The ASU requires a modified retrospective transition method and early adoption is permitted. We are currently evaluating the impact that the adoption of the ASU will have on our financial results and disclosures, but do not anticipate that any such potential impact would be material.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (Topic 718). ASU 2016-09 simplifies the accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We have adopted this ASU as of January 1, 2017, and for presentation purposes, the incremental tax windfall or shortfall associated with these events will be classified as a cash inflow from operating activity as compared with a financing activity, as previously required, beginning with our quarterly report on Form 10-Q for the period ended March 31, 2017.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). ASU 2016-02 requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additionally, the ASU modifies current guidance for lessors' accounting. The ASU is effective for interim and annual reporting periods beginning on or after January 1, 2019, with early adoption permitted. We do not anticipate that this ASU will have a material impact on our results of operations, but we anticipate an increase to the value of our assets and liabilities related to leases, with no material impact to equity.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (Subtopic 825-10). ASU 2016-01 will require equity investments that are not consolidated or accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net income. This ASU will also require us to assess the ability to realize our deferred tax assets (“DTAs”) related to an available-for-sale debt security in combination with our other DTAs. The ASU will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. While we continue to evaluate the impact of this ASU, we anticipate the standard will increase the volatility of our consolidated statements of income, resulting from the remeasurement of our equity investments.

In May 2015, the FASB issued ASU 2015-09, “Disclosures about Short-Duration Contracts” (Topic 944). ASU 2015-09 requires additional disclosures for unpaid claim liabilities and claim adjustment expenses for short-duration insurance contracts (i.e., coverage provided for a fixed period of short duration, typically a year or less). The ASU will require tables showing incurred and paid claims development information by accident year for the number of years claims typically remain outstanding, but not more than 10 years, including a reconciliation of this information to the statement of financial position. This ASU is effective for annual periods beginning after December 15, 2015 and interim periods within annual periods after December 15, 2016. We have adopted the ASU as of the effective date, and it has increased the volume and level of detail in our financial disclosures around reserves for losses and loss adjustment expenses in our financial statements. See Note 5, “Reserves for Losses and Loss Adjustment Expenses,” for additional information regarding this disclosure.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (Subtopic 205-40). ASU 2014-15 requires entities to disclose whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. Management is also required to evaluate and disclose whether it plans to alleviate the doubt. The ASU will apply to both annual and interim reporting periods. The standard is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. We have adopted this ASU as of the effective date, and the adoption does not warrant the disclosure of conditions or events impacting our ability to continue as a going concern.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606), which replaces most existing U.S. GAAP revenue recognition guidance and permits the use of either the retrospective or cumulative effect transition method. In August 2015, “Deferral of the Effective Date” (Topic 606), deferred the effective date of this guidance to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. Subsequently, in 2016, the FASB issued implementation guidance related to ASU 2014-09, including:

•

ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (Topic 606), which is intended to provide further clarification on the application of the principal versus agent implementation;

•	ASU 2016-10, “Identifying Performance Obligations and Licensing” (Topic 606), which is intended to clarify the guidance for identifying promised goods or services in a contract with a customer;
•	ASU 2016-11, “Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” (Topic 605 & 815);
•	ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients” (Topic 606), which amends certain aspects of ASU 2014-09 to address certain implementation issues; and
•

ASU 2016-20, “Technical Corrections and Improvements” (Topic 606), provides additional guidance for quantitative and qualitative disclosures in certain cases, and makes 12 additional technical corrections and improvements to the new revenue standard.

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

Accounting Standards Retrospectively Adopted in 2016

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which amends the guidance in Accounting Standards Codification Topic 835-30 “Interest – Imputation of Interest.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the guidance was effective for annual and interim periods beginning after December 15, 2015. We adopted this ASU effective January 1, 2016 and adjusted our prior period balances to reflect the adoption of this guidance.

As of December 31, 2015, we reported $4.5 million of unamortized debt issuance costs related to our senior unsecured fixed rate notes. The effects of the retrospective application of ASU 2015-03 on individual financial statement line items in our Consolidated Balance Sheets were as follows:

	December 31, 2015
(in millions)	As Previously Reported	As Adjusted	Effect of Change
Other assets	$225.2	$220.7	$(4.5)
Senior unsecured fixed rate notes	143.8	139.3	(4.5)

The effects of the retrospective application of this ASU on individual financial statement line items in our Consolidated Statements of Cash Flows were as follows:

	For the Years Ended December 31, 2015
(in millions)	As Previously Reported	As Adjusted	Effect of Change
Cash flows from operating activities:
Amortization of debt issuance costs	$—	$0.2	$0.2
Other, net	$0.6	$0.4	$(0.2)

	For the Years Ended December 31, 2014
(in millions)	As Previously Reported	As Adjusted	Effect of Change
Cash flows from operating activities:
Amortization of debt issuance costs	$—	$0.2	$0.2
Other, net	$28.0	$27.8	$(0.2)

2.	Subsequent Event

Acquisition of Maybrooke

Effective February 6, 2017, we completed the acquisition of Maybrooke Holdings, S.A. (“Maybrooke”) whereby we acquired all of the issued and outstanding capital stock of Maybrooke. The purchase price of $235.3 million was paid in cash from funds on hand and available under our credit facility (see Note 8, “Other Indebtedness”).

Through the acquisition of Maybrooke, we acquired Ariel Re (“Ariel”), a global underwriter of specialty insurance and reinsurance business written primarily through its Lloyd’s Syndicate 1910. Ariel provides Argo Group with enhanced scale in its London- and Bermuda-based platforms, which was a primary strategic objective associated with the acquisition.

We have taken certain actions and incurred certain costs associated with the transaction prior to the acquisition date, totaling $0.4 million, which are reflected in “Underwriting, acquisition and insurance expenses” in our Consolidated Statements of Income for the year ended December 31, 2016. However, the assets acquired and liabilities assumed and the results of Maybrooke’s operations are not reflected in our Consolidated Financial Statements as of and for the year ended December 31, 2016 as the closing date of the acquisition and effective control of Maybrooke was consummated on February 6, 2017. The acquisition will be accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Such accounting will include the effects of any post-closing purchase price adjustments and the disclosure of any additional costs associated with the transaction incurred after December 31, 2016. The acquisition method of accounting requires, among other things, that all assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

Due to the close proximity of the acquisition date and the filing of this annual report on Form 10-K for the year ended December 31, 2016, the initial accounting for the business combination is incomplete. Therefore, it is impracticable that we provide the amounts to be recognized as of the acquisition date for major classes of assets acquired and liabilities assumed, as well as the pro forma revenues and earnings of the combined entity for the year ended December 31, 2016. This information will be included in our quarterly report on Form 10-Q for the period ended March 31, 2017.

3.	Investments

Composition of Invested Assets

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments as of December 31 were as follows:

December 31, 2016
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Governments	$275.1	$0.6	$4.5	$271.2
Foreign Governments	244.2	1.1	8.0	237.3
Obligations of states and political subdivisions	375.7	8.9	1.8	382.8
Corporate bonds	1,316.9	23.3	19.5	1,320.7
Commercial mortgage-backed securities	154.9	0.4	1.6	153.7
Residential mortgage-backed securities	174.8	3.7	1.7	176.8
Asset-backed securities	127.6	0.1	2.1	125.6
Collateralized loan obligations	269.6	3.8	9.1	264.3
Total fixed maturities	2,938.8	41.9	48.3	2,932.4
Equity securities	335.2	117.9	5.7	447.4
Other investments	531.6	7.5	0.1	539.0
Short-term investments	405.5	—	—	405.5
Total investments	$4,211.1	$167.3	$54.1	$4,324.3

December 31, 2015
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Governments	$207.9	$0.7	$0.7	$207.9
Foreign Governments	263.1	0.8	20.8	243.1
Obligations of states and political subdivisions	467.6	20.7	0.3	488.0
Corporate bonds	1,355.1	13.6	48.8	1,319.9
Commercial mortgage-backed securities	151.5	0.3	1.6	150.2
Residential mortgage-backed securities	167.8	5.8	0.5	173.1
Asset-backed securities	131.1	0.3	2.9	128.5
Collateralized loan obligations	226.9	0.9	11.2	216.6
Total fixed maturities	2,971.0	43.1	86.8	2,927.3
Equity securities	349.7	131.5	17.3	463.9
Other investments	506.9	6.9	0.1	513.7
Short-term investments	211.2	—	0.4	210.8
Total investments	$4,038.8	$181.5	$104.6	$4,115.7

Included in “Total investments” in our Consolidated Balance Sheets at December 31, 2016 and 2015 is $131.9 million and $95.3 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party participants that provide underwriting capital to our Syndicate 1200 segment.

Contractual Maturity

The amortized cost and fair values of fixed maturity investments as of December 31, 2016, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$266.9	$262.1
Due after one year through five years	1,237.9	1,239.9
Due after five years through ten years	545.9	547.0
Thereafter	161.2	163.0
Structured securities	726.9	720.4
Total	$2,938.8	$2,932.4

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Other Invested Assets

Details regarding the carrying value, redemption characteristics and unfunded investment commitments of the other invested assets portfolio as of December 31, 2016 and 2015 were as follows:

December 31, 2016
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$180.9	$—
Private equity	179.0	93.4
Long only funds	170.7	—
Other investments	8.4	—
Total other invested assets	$539.0	$93.4

December 31, 2015
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$146.9	$—
Private equity	144.1	90.2
Long only funds	211.0	—
Other investments	11.7	—
Total other invested assets	$513.7	$90.2

The following describes each investment type:

•	Hedge funds: Hedge funds include funds that primarily buy and sell stocks including short sales, multi-strategy credit, relative value credit and distressed credit.
•

Private equity:  Private equity includes buyout funds, real asset/infrastructure funds, credit special situations funds, mezzanine lending funds and direct investments and strategic non-controlling minority investments in private companies that are principally accounted for using the equity method of accounting.

•

Long only funds:  Our long only funds include a fund that primarily owns international stocks and funds that primarily own investment-grade corporate and sovereign fixed income securities.  For 2015, long-only funds also included a fund that owned high-yield fixed income securities.

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

Unrealized Losses and Other-than-temporary Impairments

An aging of unrealized losses on our investments in fixed maturities, equity securities, other investments and short-term investments is presented below:

December 31, 2016	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$183.4	$4.5	$—	$—	$183.4	$4.5
Foreign Governments	201.2	8.0	—	—	201.2	8.0
Obligations of states and political subdivisions	72.6	1.7	1.8	0.1	74.4	1.8
Corporate bonds	490.5	17.7	50.6	1.8	541.1	19.5
Commercial mortgage-backed securities	70.6	1.5	7.1	0.1	77.7	1.6
Residential mortgage-backed securities (2)	87.5	1.7	4.4	—	91.9	1.7
Asset-backed securities	69.7	1.4	8.2	0.7	77.9	2.1
Collateralized loan obligations	122.5	8.6	16.9	0.5	139.4	9.1
Total fixed maturities	1,298.0	45.1	89.0	3.2	1,387.0	48.3
Equity securities	62.1	5.7	—	—	62.1	5.7
Other investments	0.3	0.1	—	—	0.3	0.1
Short-term investments (1)	4.8	—	—	—	4.8	—
Total	$1,365.2	$50.9	$89.0	$3.2	$1,454.2	$54.1

December 31, 2015	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments (2)	$138.3	$0.7	$0.4	$—	$138.7	$0.7
Foreign Governments	217.6	20.7	2.5	0.1	220.1	20.8
Obligations of states and political subdivisions(1)	9.3	—	8.8	0.3	18.1	0.3
Corporate bonds	844.7	41.1	77.8	7.7	922.5	48.8
Commercial mortgage-backed securities	108.1	1.3	9.8	0.3	117.9	1.6
Residential mortgage-backed securities (2)	52.1	0.5	1.5	—	53.6	0.5
Asset-backed securities	108.2	2.6	6.9	0.3	115.1	2.9
Collateralized loan obligations	183.4	10.7	13.1	0.5	196.5	11.2
Total fixed maturities	1,661.7	77.6	120.8	9.2	1,782.5	86.8
Equity securities	112.4	17.3	—	—	112.4	17.3
Other investments	0.3	0.1	—	—	0.3	0.1
Short-term investments	5.8	0.4	—	—	5.8	0.4
Total	$1,780.2	$95.4	$120.8	$9.2	$1,901.0	$104.6

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

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

We hold a total of 7,401 securities, of which 2,194 were in an unrealized loss position for less than one year and 182 were in an unrealized loss position for a period one year or greater as of December 31, 2016. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increased credit spreads, foreign currency fluctuations and higher market yields relative to the date the securities were purchased, and for structured securities, by the performance of the underlying collateral as well. In considering whether an investment is other-then-temporarily impaired or not, we also considered that we do not intend to sell the investment and it is unlikely that we will be required to sell the investment before recovery of its amortized cost bases, which may be maturity. In situations where we did not recognize other-than-temporary losses on investments in our equity portfolio, we have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation, have the ability and intent to hold these investments until a recovery of the cost basis. We do not consider these investments to be other-than-temporarily impaired at December 31, 2016.

We recognized other-than-temporary losses on our fixed maturities and equity portfolios as follows:

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Other-than-temporary impairment:
Obligations of states and political subdivisions	$—	$—	$(0.6)
Corporate bonds	(1.7)	(2.2)	(0.6)
Equity securities	(8.5)	(9.7)	(1.1)
Other-than-temporary impairment losses	$(10.2)	$(11.9)	$(2.3)

Net Investment Income and Realized Gains and Losses

Investment income and expenses were as follows:

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Investment income:
Interest on fixed maturities	$88.9	$78.2	$76.3
Dividends on equity securities	15.6	16.3	15.8
Income on alternative investments	29.9	10.0	24.5
Income on short-term and other investments	0.4	0.2	0.3
Other	—	—	4.2
Investment income	134.8	104.7	121.1
Investment expenses	(19.7)	(16.1)	(15.0)
Net investment income	$115.1	$88.6	$106.1

 The following table presents our gross realized investment gains (losses) and other:

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Realized gains
Fixed maturities	$21.5	$12.3	$17.0
Equity securities	57.5	40.5	29.2
Other investments	47.5	37.6	16.9
Short-term investments	0.5	1.2	0.1
Other assets	1.2	—	2.0
Gain on sale of real estate holdings	—	0.3	43.3
Gross realized investment and other gains	128.2	91.9	108.5
Realized losses
Fixed maturities	(35.9)	(23.5)	(12.2)
Equity securities	(9.7)	(6.6)	(0.6)
Other investments	(46.0)	(24.0)	(13.4)
Short-term investments	(0.3)	(1.8)	(0.9)
Other assets	—	—	(4.6)
Other-than-temporary impairment losses on fixed maturities	(1.7)	(2.2)	(1.2)
Other-than-temporary impairment losses on equity securities	(8.5)	(9.7)	(1.1)
Gross realized investment and other losses	(102.1)	(67.8)	(34.0)
Net realized investment and other gains before income taxes	26.1	24.1	74.5
Income tax expense	(11.6)	(10.0)	(27.8)
Net realized investment and other gains, net of income taxes	$14.5	$14.1	$46.7

Changes in unrealized appreciation (depreciation) related to investments are summarized as follows:

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Change in unrealized gains (losses)
Fixed maturities	$36.5	$(65.3)	$(30.5)
Equity securities	(2.6)	(64.1)	(8.4)
Other investments	0.6	1.5	2.5
Short-term investments	0.4	(0.4)	—
Net unrealized investment and other gains (losses) before income taxes	34.9	(128.3)	(36.4)
Income tax benefit	(2.4)	37.6	3.1
Net unrealized investment and other gains (losses), net of income taxes	$32.5	$(90.7)	$(33.3)

Foreign Currency Exchange Forward Contracts

We entered into foreign currency exchange forward contracts to manage operational currency exposure on our Canadian dollar (“CAD”) investment portfolio, minimize negative impacts to investment portfolio returns, and gain exposure to a total return strategy which invests in multiple currencies.  The currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other investments”.  The gains and losses are included in “Net realized investment and other gains” in our Consolidated Statements of Income.

The fair value of our foreign currency exchange forward contracts as of December 31 was as follows:

(in millions)	December 31, 2016	December 31, 2015
Operational currency exposure(1)	$—	$5.2
Asset manager investment exposure	0.7	2.9
Total return strategy	3.3	(0.8)
	$4.0	$7.3

(1)	CAD currency exposure less than $0.1 million.

The following table presents our gross investment realized gains and losses on our foreign currency exchange forward contracts:

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Realized gains
Global catastrophe (1)	$—	$0.5	$4.6
Operational currency exposure	10.9	26.1	4.6
Asset manager investment exposure	9.0	8.5	6.0
Total return strategy	25.6	1.4	—
Gross realized investment gains	45.5	36.5	15.2
Realized losses
Global catastrophe	—	(2.3)	(4.9)
Operational currency exposure	(18.0)	(12.9)	(2.2)
Asset manager investment exposure	(4.5)	(2.3)	(2.4)
Total return strategy	(21.0)	(3.8)	—
Gross realized investment losses	(43.5)	(21.3)	(9.5)
Net realized investment gains on foreign currency exchange forward contracts	$2.0	$15.2	$5.7
(1) Global Catastrophe program ended 2015

Regulatory Deposits, Pledged Securities and Letters of Credit

We are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations.  We maintain assets pledged as collateral in support of irrevocable letters of credit issued under the terms of certain reinsurance agreements for reported loss and loss expense reserves.  The following table presents our components of restricted assets at December 31, 2016

(in millions)	December 31, 2016	December 31, 2015
Securities on deposit for regulatory and other purposes	$168.7	$192.8
Securities pledged as collateral for letters of credit	35.9	35.0
Securities on deposit supporting Lloyd’s business	161.8	202.5
Total restricted investments	$366.4	$430.3

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

We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of December 31, 2016 and 2015. A description of the valuation techniques we use to measure assets at fair value is as follows:

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

•

Asset and mortgage-backed securities and collateralized loan obligations are reported at fair value using Level 2 inputs. For these securities, we obtain fair value measurements from third-party pricing services. Observable data may include dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

Fixed Maturities Level 3:

•	We own a $2.0 million term loan that is valued using unobservable inputs.

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

Transfers Between Level 1 and Level 2 Securities: There were no transfers between Level 1 and Level 2 securities during 2016 or 2015.

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2016	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
U.S. Governments	$271.2	$228.0	$43.2	$—
Foreign Governments	237.3	—	237.3	—
Obligations of states and political subdivisions	382.8	—	382.8	—
Corporate bonds	1,320.7	—	1,318.7	2.0
Commercial mortgage-backed securities	153.7	—	153.7	—
Residential mortgage-backed securities	176.8	—	176.8	—
Asset-backed securities	125.6	—	125.6	—
Collateralized loan obligations	264.3	—	264.3	—
Total fixed maturities	2,932.4	228.0	2,702.4	2.0
Equity securities	447.4	444.9	2.1	0.4
Other investments	95.5	—	95.5	—
Short-term investments	405.5	375.1	30.4	—
	$3,880.8	$1,048.0	$2,830.4	$2.4

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2015	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
U.S. Governments	$207.9	$150.4	$57.5	$—
Foreign Governments	243.1	—	243.1	—
Obligations of states and political subdivisions	488.0	—	488.0	—
Corporate bonds	1,319.9	—	1,319.9	—
Commercial mortgage-backed securities	150.2	—	150.2	—
Residential mortgage-backed securities	173.1	—	173.1	—
Asset-backed securities	128.5	—	128.5	—
Collateralized loan obligations	216.6	—	216.6	—
Total fixed maturities	2,927.3	150.4	2,776.9	—
Equity securities	463.9	457.6	5.6	0.7
Other investments	97.2	—	97.2	—
Short-term investments	210.8	203.6	7.2	—
	$3,699.2	$811.6	$2,886.9	$0.7

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

The fair value measurements in the tables above do not equal “Total investments” on our Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:

Fair Value Measurements Using Observable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2016	$—	$0.7	$0.7
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	—	—
Included in other comprehensive income (loss)	—	—	—
Purchases, issuances, sales, and settlements:
Purchases	2.0	—	2.0
Issuances	—	—	—
Sales	—	(0.3)	(0.3)
Settlements	—	—	—
Ending balance, December 31, 2016	$2.0	$0.4	$2.4
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2016	$—	$—	$—

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2015	$—	$0.9	$0.9
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	—	—
Included in other comprehensive income (loss)	—	—	—
Purchases, issuances, sales, and settlements:
Purchases	—	—	—
Issuances	—	—	—
Sales	—	(0.2)	(0.2)
Settlements	—	—	—
Ending balance, December 31, 2015	$—	$0.7	$0.7
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2015	$—	$—	$—

At December 31, 2016 and 2015, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.

4.	Reinsurance

We reinsure certain risks with other insurance companies. Such arrangements serve to limit our maximum loss on certain individual risks as well as on catastrophes and large or unusually hazardous risks. We are liable for reinsurance ceded in the event our reinsurers do not meet their obligations. Thus, a credit exposure exists with respect to reinsurance ceded to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. Our allowance for uncollectible reinsurance balances receivable on paid losses and incurred claims was $2.1 million and $3.2 million as of December 31, 2016 and 2015, respectively. Under certain reinsurance agreements, collateral, including letters of credit, is held to secure performance of reinsurers in meeting their obligations. The amount of such collateral was $492.6 million and $421.6 million at December 31, 2016 and 2015, respectively. The collateral we hold does not apply to our entire outstanding reinsurance recoverable. Rather, collateral is provided on an individual contract basis as appropriate. For each individual reinsurer, the collateral held may exceed or fall below the total outstanding recoverable from that individual reinsurer.

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

Estimated losses recoverable from reinsurers and the ceded portion of unearned premiums are reported as assets in our Consolidated Balance Sheets. Included in “Reinsurance recoverables” are paid loss recoverables of $215.0 million and $130.8 million as of December 31, 2016 and 2015, respectively. “Earned Premiums” and “Losses and loss adjustment expenses” are reported net of reinsurance in our Consolidated Statements of Income.

Losses and loss adjustment expenses of $810.1 million, $766.1 million and $747.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, are net of amounts ceded to reinsurers of $419.3 million, $284.6 million and $246.6 million, respectively.

We are required to accept certain assigned risks and other legally mandated reinsurance obligations. Prior to the mid-1980s, we assumed various forms of casualty reinsurance for which we continue to maintain reserves for losses and loss adjustment expenses (see Note 6, “Run-off Lines”). For such assumed reinsurance transactions, we engage in various monitoring steps that are common with assumed reinsurance such as ongoing claims reviews. We currently assume property related reinsurance primarily through our subsidiary, Argo Re and casualty related reinsurance primarily through Syndicate 1200 (see Note 19, “Segment Information”).

Premiums were as follows:

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Direct written premiums	$1,792.5	$1,651.4	$1,585.5
Reinsurance ceded to other companies	(724.6)	(610.0)	(537.5)
Reinsurance assumed from other companies	372.3	360.7	319.9
Net written premiums	$1,440.2	$1,402.1	$1,367.9
Direct earned premiums	$1,722.8	$1,602.2	$1,551.8
Reinsurance ceded to other companies	(675.8)	(563.7)	(524.8)
Reinsurance assumed from other companies	363.8	333.4	311.1
Net earned premiums	$1,410.8	$1,371.9	$1,338.1
Percentage of reinsurance assumed to net earned premiums	25.8%	24.3%	23.2%

5.	Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Net reserves beginning of the year	$2,133.3	$2,137.1	$2,107.6
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	843.4	798.5	785.1
Prior accident years	(33.3)	(32.4)	(37.7)
Losses and LAE incurred during calendar year, net of reinsurance	810.1	766.1	747.4
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	178.9	169.0	185.9
Prior accident years	537.6	564.5	550.8
Losses and LAE payments made during current calendar year, net of reinsurance:	716.5	733.5	736.7
Change in participation interest (1)	(36.3)	(1.2)	37.8
Foreign exchange adjustments	(10.4)	(35.2)	(19.0)
Net reserves - end of year	2,180.2	2,133.3	2,137.1
Add:
Reinsurance recoverables on unpaid losses and LAE, end of year	1,170.6	990.3	905.3
Gross reserves - end of year	$3,350.8	$3,123.6	$3,042.4

(1)	Amount represents (decrease) increase in reserves due to change in our Syndicate 1200 participation.

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

The impact from the (favorable) unfavorable development of prior accident years’ losses and LAE reserves on each reporting segment is presented below:

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Excess and Surplus Lines	$(13.2)	$(25.5)	$(38.9)
Commercial Specialty	(22.7)	2.5	(1.7)
International Specialty	(11.0)	(7.7)	(0.4)
Syndicate 1200	(5.0)	(10.3)	(21.1)
Run-off Lines	18.6	8.6	24.4
Total favorable prior-year development	$(33.3)	$(32.4)	$(37.7)

The following describes the primary factors behind each segment’s prior accident year reserve development for the years ended December 31, 2016, 2015 and 2014:

Year ended December 31, 2016:

•	Excess and Surplus Lines: Favorable development in the general and products liability lines, commercial automobile, and property lines
•	Commercial Specialty: Favorable development in workers compensation, surety, auto liability, and property, partially offset by unfavorable development in other liabilities
•	International Specialty: Favorable development in the property reinsurance line, professional liability, and the Brazil unit, partially offset by unfavorable development in the casualty unit
•	Syndicate 1200: Favorable development in various property classes, general liability, and marine and energy, partially offset by unfavorable development in specialty lines
•	Run-off Lines: Unfavorable development in risk management, asbestos and environmental liability, and other run-off segments

Year ended December 31, 2015:

•	Excess and Surplus Lines: Favorable development in the general and products liability lines and commercial automobile, partially offset by unfavorable development in property lines
•

Commercial Specialty: Unfavorable development in general liability and workers compensation due to an increase in claim severity, partially offset by favorable development in short-tail, directors and officers, auto liability lines, and errors and omissions.

•	International Specialty: Favorable development in the property reinsurance line, professional liability and the casualty unit, partially offset by unfavorable development in the Brazil unit
•	Syndicate 1200: Favorable development in various property classes and general liability, partially offset by unfavorable development in accident & health lines
•	Run-off Lines: Unfavorable development primarily in workers compensation lines and asbestos and environmental liability, partially offset by favorable development in run-off reinsurance claims

Year ended December 31, 2014:

•	Excess and Surplus Lines: Favorable development in the general and products liability lines, partially offset by unfavorable development in commercial automobile
•	Commercial Specialty: Favorable development in short-tail, workers compensation, and errors and omissions, partially offset by unfavorable development in general liability and auto liability lines
•	International Specialty: Favorable development in professional liability and the casualty unit, partially offset by unfavorable development in the property reinsurance line and the Brazil unit

•	Syndicate 1200: Favorable development in various property classes and professional indemnity, partially offset by unfavorable development in general liability
•	Run-off Lines: Unfavorable development in workers compensation lines and asbestos liability

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

Short-Duration Contract Disclosures

ASU 2015-09, “Disclosures about Short-Duration Contracts” (Topic 944), requires insurers to make disclosures about their liability for unpaid claims and claim adjustment expenses for short-duration insurance contracts. These disclosures include tables showing incurred and paid claims development information (net of reinsurance and excluding unallocated loss adjustment expenses) which are disaggregated based on the characteristics of the insurance contracts that the insurer writes and other factors specific to the reporting entity. The information should be disclosed by accident year for the number of years claims typically remain outstanding, but need not be more than 10 years, including a reconciliation of the disaggregated information to the consolidated statement of financial position. The basis for our disaggregation of this information is by each of our four ongoing operating segments, further disaggregated within each segment by the significant insurance products we write. See Note 19, “Segment Information,” for additional information regarding our four ongoing operating segments.

Significant Insurance Products

We use an underwriting committee structure to monitor and evaluate the financial performance of our insurance products to effectively manage our business. The underwriting committees are organized to allow products or coverages with similar characteristics to be managed and evaluated in distinct groups. Using this approach, the majority of our insurance business is categorized under one of our three underwriting groups, which are Casualty, Professional and Property. Noted below are descriptions of the types of characteristics considered to disaggregate our business into these three groups, as well as other qualitative factors to consider when using the information contained in the following incurred and paid claims development tables.

Casualty

Our Casualty business generally covers exposures where most claims are reported without a significant time lag between the event that gives rise to a claim and the date the claim is reported to us. However, since facts and information are frequently not complete at the time claims are reported to us, and because protracted litigation is sometimes involved, it can be several years before the ultimate value of these claims is determined. In our International Specialty segment, much of the business covers higher layers, potentially increasing the time it takes to fully determine our exposure.

Professional

Much of our Professional business is written on a claims-made basis resulting in coverage only for claims that are reported to us during the year, thus reducing the number of claims that will become known to us after the end of the year. However, facts and information are frequently not complete at the time claims are reported to us, and protracted litigation is sometimes involved. It can be several years before the ultimate value of these claims is determined. In International Specialty, much of the business covers higher layers, potentially increasing the time it takes to fully determine our exposure.

Property

Property losses are generally reported within a short period of time from the date of loss, and in most instances, property claims are settled and paid within a relatively short timeframe. However, Property can be impacted by catastrophe losses which can be more complex than non-catastrophe Property claims due to factors such as difficulty accessing impacted areas and other physical, legal and regulatory impediments potentially extending the period of time it takes to settle and pay claims. The impacts of catastrophe losses can be more significant in our International Specialty and Syndicate 1200 segments.

Descriptions of the primary types of coverages included in each of the insurance product groups for each operating segment are noted below:

Excess and Surplus Lines

•	Casualty: primary and excess specialty casualty, contract liability, commercial multi-peril, product liability, environmental liability, allied medical, and auto liability

Commercial Specialty

•	Casualty: workers compensation, general liability, auto liability, and various public entity liability risks
•	Professional: management liability and errors and omissions liability

International Specialty

•	Casualty: long-tail casualty and general liability
•

Professional: product liability, directors and officer’s liability, errors and omissions liability, employment practices liability, and professional and engineering liability for commercial markets in Brazil and Continental Europe

•	Property: catastrophe reinsurance and direct and facultative excess reinsurance

Syndicate 1200

•	Casualty: general liability, international casualty and motor treaties
•	Professional: professional indemnity, directors and officer’s liability, and medical malpractice
•	Property: direct and facultative excess reinsurance, North American and international binders, and residential collateral protection for lending institutions

Run-off Lines Segment

We have a Run-off Lines segment for certain products that we no longer underwrite, including asbestos and environmental claims. We have excluded the Run-off Lines segment from the following disaggregated short-duration contract disclosures due to its insignificance to our consolidated financial position and results of operations, both quantitatively and qualitatively. Gross reserves for losses and LAE in Run-off Lines account for less than 9% of our consolidated gross reserves for losses and LAE, and are primarily related to accident years prior to the mid-1990s. As such, claims development tables for the most recent 10 accident years would not provide meaningful information to users of our financial statements, as the majority of the remaining reserves for losses and LAE would be for accident years not separately presented. See Note 6, “Run-off Lines,” for further information on this segment, including discussion of prior accidents years’ development.

Accident Years Presented

We reevaluated and changed our reportable segments in 2011 to more appropriately align our operating structure with the management of the business. As such, prior to calendar year 2011 we did not track ultimate claims and claim adjustment expenses by accident year at a level of detail consistent with the current segmentation of our business, with the exception of the business in Syndicate 1200. As a result, it is impracticable to obtain the information necessary to provide historical ultimate claims and claim adjustment expense estimates prior to December 31, 2011 in the following incurred and paid claims development tables for all disaggregation categories except those associated with Syndicate 1200.

Syndicate 1200 ultimate claims and claim adjustment expenses are provided beginning with accident year 2010 due to the retroactive whole account quota share contract we entered into on December 31, 2012. As a result of this transaction, reserves for losses and LAE prior to accident year 2010 were legally transferred to another syndicate within the Lloyd’s market. Under this quota share contract, we did not retain any direct indemnity or credit risk for the reserves prior to accident year 2010.

Foreign Currency

Portions of the business we write in the Syndicate 1200 and International Specialty segments are denominated in foreign currencies. We have used the December 31, 2016 balance sheet foreign exchange rates to recast the incurred and paid claims information for all periods presented in the following claims development tables in order to eliminate the effects of changes in foreign currency translation rates.

Reserves for Incurred But Not Reported (“IBNR”) Claims

Reserves for IBNR claims are based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. We use a variety of statistical and actuarial techniques to analyze current claims costs, including frequency and severity data and prevailing economic, social and legal factors. Each such method has its own set of assumptions and outputs, and each has strengths and weaknesses in different areas. Since no single estimation method is superior to another method in all situations, the methods and assumptions used to project loss reserves will vary by coverage and product. We use what we believe to be the most appropriate set of actuarial methods and assumptions for each product line grouping and coverage. While the loss projection methods may vary by product line and coverage, the general approach for calculating IBNR remains the same: ultimate losses are forecasted first, and that amount is reduced by the amount of cumulative paid claims and case reserves. Reserves established in prior years are adjusted as loss experience develops and new information becomes available. Adjustments to previously estimated reserves are reflected in the results of operations in the year in which they are made.

As described above, various actuarial methods are utilized to determine the reserves for losses and LAE recorded in our Consolidated Balance Sheets. Weightings of methods at a detailed level may change from evaluation to evaluation based on a number of observations, measures, and time elements. There were no significant changes to the methods and assumptions underlying our consolidated reserve estimations and selections as of December 31, 2016.

Incurred & Paid Claims Development Disclosures

The following tables provide information about incurred and cumulative paid losses and allocated loss adjustment expenses (“ALAE”), net of reinsurance. The following tables also include IBNR reserves plus expected development on reported claims and the cumulative number of reported claims as of December 31, 2016.

Excess and Surplus Lines
Casualty Products
(in millions, except number of claims reported)

	Incurred Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016
2011	$202.9	$206.0	$205.8	$200.0	$193.5	$192.8
2012		189.6	196.0	189.7	183.6	184.4
2013			217.9	222.6	224.3	227.2
2014				213.0	215.1	213.1
2015					232.3	237.0
2016						246.5
					Total	$1,301.0

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016
2011	$17.6	$53.8	$91.0	$122.9	$146.6	$162.4
2012		17.2	52.8	89.1	120.8	142.4
2013			17.6	60.2	100.4	135.2
2014				15.0	52.2	95.9
2015					16.5	51.9
2016						17.4
					Total	$605.2
Outstanding liabilities for unpaid losses and ALAE prior to 2011, net of reinsurance						96.8
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance						$792.6

	As of December 31, 2016
	Incurred	IBNR & Expected	Cumulative
Accident	Losses & ALAE,	Development on	Number of
Year	Net of Reinsurance	Reported Claims	Reported Claims (2)
2011	$192.8	$21.1	8,324
2012	184.4	26.5	7,222
2013	227.2	51.5	7,016
2014	213.1	69.9	5,978
2015	237.0	131.2	5,035
2016	246.5	190.8	3,605
(1)	Information presented for calendar years prior to 2016 is required supplementary information and is unaudited.
(2)	The cumulative number of reported claims is measured at a coverage level by occurrence. Reported occurrences that do not result in a liability are included as reported claims.

Commercial Specialty
Casualty Products
(in millions, except number of claims reported)

	Incurred Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016
2011	$140.6	$155.1	$159.0	$157.5	$158.2	$154.0
2012		140.3	146.3	149.7	152.2	151.5
2013			126.6	133.2	135.1	133.2
2014				115.5	118.6	116.9
2015					102.6	106.7
2016						95.9
					Total	$758.2

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015(1)	2016
2011	$23.1	$57.5	$85.9	$111.3	$126.1	$135.1
2012		20.1	51.0	80.7	105.3	120.8
2013			18.9	49.4	73.6	93.6
2014				17.4	38.4	58.7
2015					16.4	35.0
2016						11.1
					Total	$454.3
Outstanding liabilities for unpaid losses and ALAE prior to 2011, net of reinsurance						70.3
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance						$374.2

	As of December 31, 2016
	Incurred	IBNR & Expected	Cumulative
Accident	Losses & ALAE,	Development on	Number of
Year	Net of Reinsurance	Reported Claims	Reported Claims (2)
2011	$154.0	$9.1	28,462
2012	151.5	15.3	24,078
2013	133.2	16.9	19,117
2014	116.9	29.1	16,577
2015	106.7	40.5	13,758
2016	95.9	55.6	9,720
(1)	Information presented for calendar years prior to 2016 is required supplementary information and is unaudited.
(2)	The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims.

Commercial Specialty
Professional Products
(in millions, except number of claims reported)

	Incurred Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016
2011	$35.0	$35.0	$35.0	$32.5	$28.2	$26.9
2012		27.8	28.3	28.6	25.8	24.0
2013			20.9	21.5	21.1	19.0
2014				22.4	22.4	26.0
2015					29.9	29.5
2016						44.2
					Total	$169.6

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016
2011	$3.2	$11.8	$17.8	$22.0	$24.0	$25.4
2012		2.3	8.6	16.9	19.9	21.4
2013			1.9	6.3	10.9	14.2
2014				2.3	5.4	15.1
2015					1.8	8.3
2016						2.4
					Total	$86.8
Outstanding liabilities for unpaid losses and ALAE prior to 2011, net of reinsurance						0.8
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance						$83.6

	As of December 31, 2016
	Incurred	IBNR & Expected	Cumulative
Accident	Losses & ALAE,	Development on	Number of
Year	Net of Reinsurance	Reported Claims	Reported Claims (2)
2011	$26.9	$0.7	815
2012	24.0	1.7	634
2013	19.0	1.6	611
2014	26.0	3.3	978
2015	29.5	11.7	1,647
2016	44.2	38.8	2,392
(1)	Information presented for calendar years prior to 2016 is required supplementary information and is unaudited.
(2)	The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims.

International Specialty
Casualty Products
(in millions, except number of claims reported)

	Incurred Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016
2011	$6.6	$6.6	$6.6	$4.4	$2.2	$1.6
2012		7.4	7.4	7.4	5.7	4.5
2013			9.1	9.5	9.6	9.6
2014				10.7	11.0	10.7
2015					12.6	15.3
2016						15.3
					Total	$57.0

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016
2011	$—	$—	$—	$—	$—	$—
2012		—	—	—	0.1	0.1
2013			0.4	0.8	0.9	0.9
2014				0.3	0.7	0.8
2015					0.3	0.6
2016						0.5
					Total	$2.9
Outstanding liabilities for unpaid losses and ALAE prior to 2011, net of reinsurance						0.4
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance						$54.5

	As of December 31, 2016
	Incurred	IBNR & Expected	Cumulative
Accident	Losses & ALAE,	Development on	Number of
Year	Net of Reinsurance	Reported Claims	Reported Claims (2)
2011	$1.6	$1.6	1,416
2012	4.5	4.4	1,395
2013	9.6	8.5	1,416
2014	10.7	6.7	1,989
2015	15.3	6.3	2,487
2016	15.3	14.5	2,531
(1)	Information presented for calendar years prior to 2016 is required supplementary information and is unaudited.
(2)	The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims.

International Specialty
Professional Products
(in millions, except number of claims reported)

	Incurred Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016
2011	$3.2	$3.2	$3.2	$2.3	$1.3	$0.8
2012		3.5	3.5	3.4	2.7	2.7
2013			5.8	6.4	6.2	4.9
2014				8.2	8.1	7.6
2015					10.8	10.8
2016						11.0
					Total	$37.8

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016
2011	$—	$—	$—	$—	$—	$—
2012		—	—	—	—	1.5
2013			0.5	0.9	1.4	1.4
2014				0.7	1.3	1.7
2015					1.3	2.1
2016						0.9
					Total	$7.6
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance						$30.2

	As of December 31, 2016
	Incurred	IBNR & Expected	Cumulative
Accident	Losses & ALAE,	Development on	Number of
Year	Net of Reinsurance	Reported Claims	Reported Claims (2)
2011	$0.8	$0.8	789
2012	2.7	1.2	986
2013	4.9	3.2	1,124
2014	7.6	4.7	1,275
2015	10.8	7.5	1,305
2016	11.0	8.7	1,315
(1)	Information presented for calendar years prior to 2016 is required supplementary information and is unaudited.
(2)	The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims.

International Specialty
Property Products
(in millions, except number of claims reported)

	Incurred Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016
2011	$114.9	$102.9	$105.0	$102.9	$102.2	$102.1
2012		47.3	51.5	50.5	51.7	46.5
2013			33.9	35.7	35.1	33.3
2014				28.0	28.2	26.2
2015					28.2	24.5
2016						45.5
					Total	$278.1

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016
2011	$39.9	$65.1	$86.2	$93.7	$96.0	$97.2
2012		12.4	31.2	40.7	49.7	44.1
2013			4.9	18.7	28.5	30.8
2014				3.3	13.7	20.3
2015					4.6	11.8
2016						14.8
					Total	$219.0
Outstanding liabilities for unpaid losses and ALAE prior to 2011, net of reinsurance						4.4
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance						$63.5

	As of December 31, 2016
	Incurred	IBNR & Expected	Cumulative
Accident	Losses & ALAE,	Development on	Number of
Year	Net of Reinsurance	Reported Claims	Reported Claims (2)
2011	$102.1	$—	400
2012	46.5	0.9	299
2013	33.3	0.8	351
2014	26.2	2.6	339
2015	24.5	5.5	443
2016	45.5	19.5	742
(1)	Information presented for calendar years prior to 2016 is required supplementary information and is unaudited.
(2)	The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims.

Syndicate 1200
Casualty Products
(in millions, except number of claims reported)

	Incurred Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016
2010	$5.7	$4.8	$4.5	$6.1	$5.9	$5.8	$5.8
2011		8.0	8.6	10.8	10.9	10.2	10.1
2012			8.7	10.8	14.8	14.1	13.8
2013				22.6	26.7	26.2	24.5
2014					37.1	36.2	33.8
2015						33.9	29.2
2016							26.2
						Total	$143.4

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016
2010	$—	$0.2	$0.6	$1.1	$2.0	$2.8	$3.7
2011		0.2	0.8	1.6	3.4	5.4	6.9
2012			0.4	1.1	2.6	5.8	8.2
2013				1.5	3.2	7.0	11.3
2014					1.9	4.6	9.9
2015						0.8	5.2
2016							1.8
						Total	$47.0
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance							$96.4

	As of December 31, 2016
	Incurred	IBNR & Expected
Accident	Losses & ALAE,	Development on
Year	Net of Reinsurance	Reported Claims
2010	$5.8	$1.1
2011	10.1	2.1
2012	13.8	3.6
2013	24.5	7.3
2014	33.8	13.8
2015	29.2	17.8
2016	26.2	21.5
(1)	Information presented for calendar years prior to 2016 is required supplementary information and is unaudited.

Syndicate 1200
Professional Products
(in millions, except number of claims reported)

	Incurred Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016
2010	$15.2	$12.5	$12.4	$11.0	$9.9	$9.2	$9.3
2011		18.7	20.5	18.1	15.1	14.3	14.4
2012			13.7	13.6	13.8	13.7	13.8
2013				22.4	22.3	22.4	22.0
2014					34.5	35.5	35.9
2015						37.1	36.7
2016							33.2
						Total	$165.3

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016
2010	$0.1	$0.9	$1.9	$2.9	$3.7	$5.0	$6.3
2011		1.0	2.4	4.1	6.4	8.1	10.4
2012			0.6	1.8	4.2	5.6	8.0
2013				1.6	3.6	7.0	11.5
2014					1.6	6.3	14.5
2015						2.2	8.1
2016							2.0
						Total	$60.8
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance							$104.5

	As of December 31, 2016
	Incurred	IBNR & Expected
Accident	Losses & ALAE,	Development on
Year	Net of Reinsurance	Reported Claims
2010	$9.3	$1.9
2011	14.4	3.1
2012	13.8	3.3
2013	22.0	7.0
2014	35.9	13.1
2015	36.7	20.4
2016	33.2	28.7
(1)	Information presented for calendar years prior to 2016 is required supplementary information and is unaudited.

Syndicate 1200
Property Products
(in millions, except number of claims reported)

	Incurred Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016
2010	$50.4	$57.9	$54.3	$53.8	$51.1	$50.9	$50.3
2011		107.3	112.6	106.8	94.2	92.4	91.7
2012			88.4	88.1	92.5	91.6	90.5
2013				83.2	79.1	78.1	76.5
2014					69.5	64.1	65.4
2015						54.9	64.9
2016							72.1
						Total	$511.4

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016
2010	$1.8	$19.4	$27.8	$33.6	$35.6	$39.8	$41.3
2011		23.2	46.8	61.4	73.1	78.9	80.7
2012			29.3	47.5	62.6	73.6	76.0
2013				44.2	56.5	68.9	73.0
2014					29.3	51.3	57.3
2015						22.8	42.6
2016							38.8
						Total	$409.7
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance							$101.7

	As of December 31, 2016
	Incurred	IBNR & Expected
Accident	Losses & ALAE,	Development on
Year	Net of Reinsurance	Reported Claims
2010	$50.3	$12.8
2011	91.7	23.6
2012	90.5	23.7
2013	76.5	20.1
2014	65.4	16.1
2015	64.9	17.3
2016	72.1	36.4
(1)	Information presented for calendar years prior to 2016 is required supplementary information and is unaudited.

Syndicate 1200 Claim Frequency Information

Cumulative claim frequency information has been excluded from the Syndicate 1200 Casualty, Professional and Property incurred and paid claims development tables above due to the impracticability of obtaining such information at the level required for meaningful disaggregated disclosure.

Syndicate 1200 measures claim frequency based on the number of reported claims by individual claimant at a coverage level for non-bordereaux reporting, which is consistent with market practices for insurance business sourced through open market channels. For claims reported on a bordereaux for business sourced through channels such as Lloyd’s authorized coverholders, which constitutes approximately half of the business written in Syndicate 1200, the number of reported claims is measured by bordereaux report at a coverage level. This method of tracking and analyzing bordereaux-reported claims is consistent with common industry practice within the Lloyd’s market. The information for both bordereaux and non-bordereaux claims may be pooled dependent on the class of business and analyzed in the aggregate to determine the ultimate cost of settling the claims by line of business and Lloyd’s year of account. Due to our methodology of establishing ultimate liabilities for Syndicate 1200 claims, there is not a reasonable way to disaggregate the IBNR reserves and expected development on reported claims between bordereaux and non-bordereaux business for separate disclosure.

The reconciliation of the net incurred and paid development tables to the liability for unpaid losses and LAE in our Consolidated Balance Sheets is as follows:

(in millions)	As of December 31, 2016
Liabilities for unpaid losses and ALAE:
Excess and Surplus Lines - Casualty products	$792.6
Commercial Specialty - Casualty products	374.2
Commercial Specialty - Professional products	83.6
International Specialty - Casualty products	54.5
International Specialty - Professional products	30.2
International Specialty - Property products	63.5
Syndicate 1200 - Casualty products	96.4
Syndicate 1200 - Professional products	104.5
Syndicate 1200 - Property products	101.7
Run-off Lines	203.3
Other lines	227.1
Total liabilities for unpaid losses and ALAE, net of reinsurance	2,131.6

Reinsurance recoverables on unpaid losses and LAE:
Excess and Surplus Lines - Casualty products	261.0
Commercial Specialty - Casualty products	239.6
Commercial Specialty - Professional products	51.5
International Specialty - Casualty products	115.2
International Specialty - Professional products	39.0
International Specialty - Property products	18.6
Syndicate 1200 - Casualty products	54.3
Syndicate 1200 - Professional products	59.9
Syndicate 1200 - Property products	58.9
Run-off Lines	96.7
Other lines	175.9
Total reinsurance recoverables on unpaid losses and LAE	1,170.6

Unallocated loss adjustment expenses	68.0
Unamortized reserve discount	(19.4)
Gross liability for unpaid losses and LAE	$3,350.8

Other lines in the table above is comprised of products within our four operating segments which are not individually significant for separate disaggregated disclosure.

Claims Duration

The following table provides supplementary unaudited information about the annual percentage payout of incurred losses and ALAE, net of reinsurance, as of December 31, 2016:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (1)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7
Excess and Surplus Lines - Casualty products	8.4%	18.7%	19.4%	16.3%	11.7%	8.1%	N/A
Commercial Specialty - Casualty products	14.6%	20.7%	18.4%	15.7%	9.7%	6.6%	N/A
Commercial Specialty - Professional products	9.6%	23.9%	29.8%	14.6%	6.4%	5.1%	N/A
International Specialty - Casualty products	11.5%	12.8%	17.5%	14.7%	10.5%	8.4%	N/A
International Specialty - Professional products	6.5%	17.2%	23.6%	15.4%	11.8%	10.2%	N/A
International Specialty - Property products	16.8%	41.2%	23.5%	9.9%	4.1%	2.0%	N/A
Syndicate 1200 - Casualty products	3.7%	7.6%	13.2%	20.4%	21.8%	11.0%	7.1%
Syndicate 1200 - Professional products	4.3%	9.3%	15.0%	15.7%	14.7%	16.6%	7.3%
Syndicate 1200 - Property products	38.4%	24.7%	15.1%	10.9%	5.0%	2.5%	1.3%
(1)

The average annual percentage payout is calculated from a paid losses and ALAE development pattern based on an actuarial analysis of the paid losses and ALAE movements by accident year for each disaggregation category. The paid losses and ALAE development pattern provides the expected percentage of ultimate losses and ALAE to be paid in each year. The pattern considers all accident years included in the claims development tables.

Information About Amounts Reported at Present Value

We discount certain workers compensation liabilities for unpaid losses and LAE within our Commercial Specialty and Run-off Lines segments. The discounted Commercial Specialty liabilities relate to all non-ALAE workers compensation liabilities within one of our insurance subsidiaries. In Run-off Lines, we discount certain pension-type liabilities for unpaid losses and LAE. The following tables provide information about these discounted liabilities for unpaid losses and LAE:

	Carrying Amount of
	Reserves for Losses & LAE			Aggregate Amount of Discount
	As of December 31,			As of December 31,
(in millions, except discount percentages)	2016	2015	2014	2016	2015	2014
Commercial Specialty - Casualty products	$121.1	$121.6	$114.4	$10.3	$10.3	$9.5
Run-off Lines	184.5	193.7	204.1	9.1	11.2	14.2
Total	$305.6	$315.3	$318.5	$19.4	$21.5	$23.7

	Interest Accretion (1)			Discount Rate
	For the Years Ended December 31,			As of December 31,
	2016	2015	2014	2016	2015	2014
Commercial Specialty - Casualty products	$1.9	$1.1	$2.1	2.25%	2.25%	2.25%
Run-off Lines	2.1	3.1	2.1	3.50%	3.50%	3.50%
Total	$4.0	$4.2	$4.2
(1)	Interest accretion is recorded in the line item “Losses and loss adjustment expenses” in our Consolidated Statements of Income.

6.	Run-off Lines

We have discontinued active underwriting of certain lines of business, including those lines that were previously recorded in Argo Group’s Risk Management segment. All current activity within these lines is related to the management of claims and other administrative functions. Also included in Run-off Lines are other liability reserves, which include exposure to claims for asbestos and environmental liabilities written in past years. The other liability reserves are often characterized by long elapsed periods between the occurrence of a claim and ultimate payment to resolve the claim. We use a specialized staff dedicated to administer and settle these claims.

The following table presents our gross reserves for Run-off Lines as of December 31:

	December 31,
(in millions)	2016	2015
Asbestos and Environmental:
Reinsurance assumed	$28.4	$34.6
Other	20.0	11.8
Total Asbestos and Environmental	48.4	46.4
Risk management	236.9	252.2
Run-off reinsurance lines	1.9	3.0
Other run-off lines	3.7	4.7
Total Run-off Lines	$290.9	$306.3

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

	December 31,
(in millions)	2016	2015	2014
Direct written
Case reserves	$2.8	$2.0	$2.5
Unallocated loss adjustment expense ("ULAE")	0.5	0.5	1.0
Incurred but not reported ("IBNR")	12.1	8.2	7.6
Total direct written reserves	15.4	10.7	11.1
Assumed domestic
Case reserves	10.5	12.2	13.2
ULAE	0.8	0.8	1.6
IBNR	10.5	13.7	15.8
Total assumed domestic reserves	21.8	26.7	30.6
Assumed London
Case reserves	3.3	4.0	4.7
ULAE	—	—	0.2
IBNR	1.4	1.4	1.2
Total assumed London reserves	4.7	5.4	6.1
Total asbestos reserves	$41.9	$42.8	$47.8

The following table presents our results for Run-off Lines:

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Asbestos and Environmental:
Reinsurance assumed	$(1.3)	$(1.0)	$(8.3)
Other	(9.6)	(3.4)	(5.0)
Total Asbestos and Environmental	(10.9)	(4.4)	(13.3)
Risk management	(13.1)	(8.2)	(15.5)
Run-off reinsurance lines	0.1	2.0	(1.5)
Other run-off lines	(1.2)	(3.5)	(0.7)
Total Run-off Lines	$(25.1)	$(14.1)	$(31.0)

Reserves for asbestos and environmental claims cannot be estimated with traditional loss reserving techniques that rely on historical accident year loss development factors. The uncertainty in the asbestos and environmental reserves estimates arises from several factors including lack of historical data, inapplicability of standard actuarial projection techniques, uncertainty with regards to claim costs, coverage interpretations and judicial, statutory and regulatory provisions under which the claims may be ultimately resolved. It is impossible to predict how the courts will interpret coverage issues and these resolutions may have a material impact on the ultimate resolution of the asbestos and environmental liabilities. We use a variety of estimation methods to calculate reserves as a whole; however, reserves for asbestos and environmental claims were determined utilizing a variety of methods which rely on historical claim reporting and average claim cost information. We apply greatest weight to the method that projects future calendar period claims and average claim costs because it best captures the unique claim characteristics of our underlying exposures. Although management has recorded its best estimate of loss reserves, due to the uncertainties of estimation of liability that may arise as discussed herein, further deterioration of claims could occur in the future.

Please see Note 5, “Reserves for Losses and Loss Adjustment Expenses” for further discussion.

7.	Junior Subordinated Debentures

Through a series of trusts, that are wholly-owned subsidiaries (non-consolidated), we issued debt. The debentures are variable with the rate being reset quarterly and subject to certain interest rate ceilings. Interest payments are payable quarterly. The debentures are all unsecured and are subordinated to other indebtedness. At December 31, 2016 and 2015, all debentures were eligible for redemption subject to certain terms and conditions at a price equal to 100% of the principal plus accrued and unpaid interest.

On July 16, 2014, Argo Group US, Inc. purchased the outstanding PXRE Capital Trust V $20,000,000 Junior Subordinated Debt Securities (“Capital Trust V”) at a discount equal to 90.0% of the principal amount plus accrued and unpaid interest through the date of purchase for a total price of $18.2 million, resulting in the recognition of a $2.0 million pre-tax realized gain.

A summary of our outstanding junior subordinated debentures is presented below:

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at December 31, 2016	Amount
Argo Group
05/15/2003	PXRE Capital Statutory Trust II	05/15/2033	3M LIBOR + 4.10%	5.00%	$18.1
11/06/2003	PXRE Capital Trust VI	09/30/2033	3M LIBOR + 3.90%	4.90%	10.3
Argo Group US
05/15/2003	Argonaut Group Statutory Trust I	05/15/2033	3M LIBOR + 4.10%	5.00%	15.5
12/16/2003	Argonaut Group Statutory Trust III	01/08/2034	3M LIBOR + 4.10%	4.98%	12.3
04/29/2004	Argonaut Group Statutory Trust IV	04/29/2034	3M LIBOR + 3.85%	4.76%	13.4
05/26/2004	Argonaut Group Statutory Trust V	05/24/2034	3M LIBOR + 3.85%	4.77%	12.3
05/12/2004	Argonaut Group Statutory Trust VI	05/12/2034	3M LIBOR + 3.80%	4.79%	13.4
09/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M LIBOR + 3.60%	4.56%	15.5
09/22/2004	Argonaut Group Statutory Trust VIII	09/22/2034	3M LIBOR + 3.55%	4.55%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M LIBOR + 3.60%	4.56%	15.5
09/15/2005	Argonaut Group Statutory Trust X	09/15/2035	3M LIBOR + 3.40%	4.36%	30.9
	Total Outstanding				$172.7

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at December 31, 2015	Amount
Argo Group
05/15/2003	PXRE Capital Statutory Trust II	05/15/2033	3M LIBOR + 4.10%	4.46%	$18.1
11/06/2003	PXRE Capital Trust VI	09/30/2033	3M LIBOR + 3.90%	4.51%	10.3
Argo Group US
05/15/2003	Argonaut Group Statutory Trust I	05/15/2033	3M LIBOR + 4.10%	4.46%	15.5
12/16/2003	Argonaut Group Statutory Trust III	01/08/2034	3M LIBOR + 4.10%	4.42%	12.3
04/29/2004	Argonaut Group Statutory Trust IV	04/29/2034	3M LIBOR + 3.85%	4.21%	13.4
05/26/2004	Argonaut Group Statutory Trust V	05/24/2034	3M LIBOR + 3.85%	4.23%	12.3
05/12/2004	Argonaut Group Statutory Trust VI	05/12/2034	3M LIBOR + 3.80%	4.33%	13.4
09/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M LIBOR + 3.60%	4.11%	15.5
09/22/2004	Argonaut Group Statutory Trust VIII	09/22/2034	3M LIBOR + 3.55%	4.14%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M LIBOR + 3.60%	4.11%	15.5
09/15/2005	Argonaut Group Statutory Trust X	09/15/2035	3M LIBOR + 3.40%	3.91%	30.9
	Total Outstanding				$172.7

8.	Other Indebtedness

Floating Rate Loan Stock

This debt was assumed through the acquisition of Syndicate 1200. These notes are unsecured. At December 31, 2016 and 2015, all notes were eligible for redemption subject to certain terms and conditions at a price equal to 100% of the principal plus accrued and unpaid interest. Interest on the U.S. Dollar and Euro notes is due semiannually and quarterly, respectively. A summary of the notes outstanding at December 31, 2016 and 2015 is presented below:

(in millions)
Issue Date	Currency	Maturity	Rate Structure	Interest Rate at December 31, 2016	Amount
12/08/2004	U.S. Dollar	11/15/2034	6 month LIBOR + 4.2%	5.18%	$6.5
09/06/2005	Euro	08/22/2035	3 month LIBOR + 4.0%	3.70%	12.8
10/31/2006	U.S. Dollar	01/15/2036	6 month LIBOR + 4.0%	4.98%	10.0
10/31/2006	Euro	11/22/2036	3 month LIBOR + 4.0%	3.70%	11.2
06/08/2007	Euro	09/15/2037	3 month LIBOR + 3.9%	3.58%	14.3
					$54.8

(in millions)
Issue Date	Currency	Maturity	Rate Structure	Interest Rate at December 31, 2015	Amount
12/08/2004	U.S. Dollar	11/15/2034	6 month LIBOR + 4.2%	4.66%	$6.5
09/06/2005	Euro	08/22/2035	3 month LIBOR + 4.0%	3.91%	12.7
10/31/2006	U.S. Dollar	01/15/2036	6 month LIBOR + 4.0%	4.46%	10.0
10/31/2006	Euro	11/22/2036	3 month LIBOR + 4.0%	3.91%	11.1
06/08/2007	Euro	09/15/2037	3 month LIBOR + 3.9%	3.86%	14.3
					$54.6

No principal payments have been made since the acquisition of Syndicate 1200. The floating rate loan stock denominated in Euros fluctuates due to foreign currency translation. The outstanding balance on these loans was $38.3 million and $38.1 million as of December 31, 2016 and 2015, respectively. The foreign currency translation adjustment is recorded in our Consolidated Statements of Income.

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

Included in the Credit Agreement is a provision that allows up to $17.5 million of the revolving credit facility to be used for LOCs, subject to availability. On March 7, 2014, the $0.2 million LOC outstanding under the previous $150.0 million Credit Agreement was transferred to the Credit Agreement. At December 31, 2016 and 2015, there were no borrowings outstanding and $0.2 million in LOCs against the Credit Facility.

On January 31, 2017, Argo Group drew $125.0 million under this credit facility to help fund the acquisition of Maybrooke, which will bear interest at the one-month LIBOR rate plus 1.625%. See Note 2, “Subsequent Events,” for additional information related to the acquisition.

Other Debt

As part of the ARIS Title Insurance Corporation (“ARIS”) acquisition, at December 31, 2016 and 2015, we had a note payable for $0.6 million and $0.6 million, respectively. The note had a variable interest rate of 2.00% above 30-day LIBOR, with the variable interest rate being reset quarterly and subject to certain interest rate ceilings. Interest payments are payable quarterly. The note payable matures on April 1, 2019.

9.	Disclosures about Fair Value of Financial Instruments

Cash. The carrying amount approximates fair value.

Investment securities and short-term investments. See Note 3, “Investments,” for additional information.

Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables approximates fair value. At December 31, 2016 and 2015, the carrying values of premiums receivable over 90 days were $14.3 million and $10.0 million, respectively. Included in “Reinsurance recoverables” in our Consolidated Balance Sheets at December 31, 2016 and 2015, are amounts that are due from trade capital providers associated with the operations of Syndicate 1200. Upon settlement, the receivable is offset against the liability also reflected in our accompanying Consolidated Balance Sheets. At December 31, 2016 and 2015, the payable was in excess of the receivable. Of our reinsurance recoverables on paid losses, excluding amounts attributable to Syndicate 1200’s trade capital providers, at December 31, 2016 and 2015, the carrying values over 90 days were $11.2 million and $7.1 million, respectively. Our methodology for establishing our allowances for doubtful accounts includes specifically identifying all potential uncollectible balances regardless of aging. At December 31, 2016 and 2015, the allowance for doubtful accounts for premiums receivable was $2.7 million and $3.5 million, respectively, and the allowance for doubtful accounts for reinsurance recoverables on paid losses was $2.1 million and $2.2 million, respectively. Premiums receivable over 90 days were secured by collateral in the amount of $0.1 million and $0.2 million at December 31, 2016 and 2015, respectively. Reinsurance recoverables on paid losses over 90 days were secured by collateral in the amount of $0.6 million and $0.7  million at December 31, 2016 and 2015, respectively.

Debt. At December 31, 2016 and 2015, the fair value of our Junior subordinated debentures, Senior unsecured fixed rate notes and Other indebtedness was estimated using appropriate market indices or quoted prices from external sources based on current market conditions.

A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	December 31, 2016		December 31, 2015
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures	$172.7	$162.4	$172.7	$166.5
Senior unsecured fixed rate notes	139.5	139.3	139.3	141.8
Other indebtedness:
Floating rate loan stock	54.8	51.5	54.6	52.7
Note payable	0.6	0.6	0.6	0.6
	$367.6	$353.8	$367.2	$361.6

10.	Shareholders’ Equity

On February 21, 2017, our Board of Directors declared a quarterly cash dividend in the amount of $0.27 on each share of common stock outstanding. The cash dividend will be paid on March 15, 2017 to shareholders of record at the close of business on March 3, 2017.

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

During 2016, our Board of Directors declared quarterly cash dividends totaling $0.86 on each share of common stock outstanding to our shareholders of record. For the year ended December 31, 2016, we paid cash dividends totaling $26.6 million to our shareholders.

During 2015, our Board of Directors declared quarterly cash dividends totaling $0.80 on each share of common stock outstanding or $0.73 on each share outstanding adjusted for the 2016 stock dividend to our shareholders of record. For the year ended December 31, 2015, we paid cash dividends totaling $22.7 million to our shareholders.

During 2014, our Board of Directors declared quarterly cash dividends totaling $0.69 on each share of common stock outstanding or $0.57 on each share outstanding adjusted for the 2016 and 2015 stock dividends to our shareholders of record. For the year ended December 31, 2014, we paid cash dividends totaling $18.2 million to our shareholders.

We are authorized to issue 30 million shares of $1.00 par value preferred shares. As of December 31, 2016 and 2015, no preferred shares were issued and outstanding.

On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous Repurchase Authorizations. As of December 31, 2016, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $130.3 million.

For the year ended December 31, 2016 and 2015, we repurchased 847,111 common shares and 575,155 common shares, respectively for $47.1 million and $29.7 million, respectively.

A summary of common shares repurchased in 2016 is shown below:

Repurchase Type	Date Trading Plan Initiated	2016 Purchase Period	Number of Shares Repurchased	Average Price of Shares Repurchased	Total Cost (in millions)	Repurchase Authorization Year
10b5-1 Trading Plan	12/16/2015	01/04/2016-02/11/2016	266,538	$55.59	$14.8	2013
10b5-1 Trading Plan	03/16/2016	03/16/2016-05/02/2016	162,893	$55.62	9.1	2013
10b5-1 Trading Plan	06/16/2016	06/24/2016-06/28/2016	14,774	$49.78	0.7	2016
10b5-1 Trading Plan	09/15/2016	09/19/2016-11/2/2016	43,062	$55.23	2.4	2016
Open Market	N/A	01/01/2016-05/02/2016	64,464	$54.14	3.5	2013
Open Market	N/A	05/03/2016-09/30/2016	295,380	$56.38	16.6	2016
Total			847,111	$55.64	$47.1

At December 31, 2016, we had the following authorized, unissued common shares reserved for future issuance:

Reserve Name	Shares Reserved
2014 Long-Term Incentive Plan	3,848,430
2016 Employee Share Purchase Plan	526,543
Total	4,374,973

11.	Accumulated Other Comprehensive Income (Loss)

A summary of changes in accumulated other comprehensive income (loss), net of taxes (where applicable) by component is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2015	$(15.6)	$130.7	$(7.0)	$108.1
Other comprehensive (loss) income before reclassifications	(6.0)	(89.8)	0.1	(95.7)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(0.9)	—	(0.9)
Net current-period other comprehensive (loss) income	(6.0)	(90.7)	0.1	(96.6)
Balance, December 31, 2015	(21.6)	40.0	(6.9)	11.5
Other comprehensive (loss) income before reclassifications	4.0	42.4	(0.2)	46.2
Amounts reclassified from accumulated other comprehensive (loss) income	—	(10.0)	—	(10.0)
Net current-period other comprehensive (loss) income	4.0	32.4	(0.2)	36.2
Balance, December 31, 2016	$(17.6)	$72.4	$(7.1)	$47.7

The amounts reclassified from accumulated other comprehensive income (loss) shown in the above table have been included in the following captions in our Consolidated Statements of Income:

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Unrealized gains and losses on securities:
Net realized investment gains	$(23.2)	$(7.2)	$(30.6)
Provision for income taxes	13.2	6.3	9.9
Net of taxes	$(10.0)	$(0.9)	$(20.7)

12.	Net Income Per Common Share

The following table presents the calculation of net income per common share on a basic and diluted basis:

	For the Years Ended December 31,
(in millions, except number of shares and per share amounts)	2016	2015	2014
Net income	$146.7	$163.2	$183.2
Weighted average common shares outstanding - basic	30,166,440	30,769,089	31,559,422
Effect of dilutive securities:
Equity compensation awards	679,270	616,371	574,796
Weighted average common shares outstanding - diluted	30,845,710	31,385,460	32,134,218
Net income per common share:
Basic	$4.86	$5.31	$5.80
Diluted	$4.75	$5.20	$5.70

Excluded from the weighted average common shares outstanding calculation at December 31, 2016, 2015 and 2014 are 10,028,755 shares, 9,181,644 shares and 8,606,489 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date. In 2016 and 2015, there were no anti-dilutive shares of common stock to be excluded from the computation of diluted net income per common share. In 2014, equity compensation awards to purchase 1,700 shares of common stock were excluded from the computation of diluted net income per common share as these instruments were anti-dilutive. These instruments expired or will expire at varying times from 2015 through 2021.

13.	Share-based Compensation

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

The following table summarizes the assumptions we used:

For the Years Ended December 31,
	2016	2015	2014
Risk-free rate of return	1.00% to 2.02%	1.44% to 1.81%	1.53% to 1.77%
Expected dividend yields	1.62% to 1.70%	1.46% to 1.60%	1.49% to 1.55%
Expected award life (years)	4.50 to 4.61	4.62 to 4.71	4.67 to 4.85
Expected volatility	18.73% to 19.70%	20.04% to 22.09%	22.84% to 25.46%

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

The compensation expense recognized under all our share-based payment plans was $19.8 million ($15.5 million, net of tax), $29.1 million ($23.7 million, net of tax) and $19.6 million ($16.2 million, net of tax) for the years ended December 31, 2016, 2015 and 2014, respectively. The compensation expense is included in “Underwriting, acquisition and insurance expenses” in our Consolidated Statements of Income.

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

Argo Group’s Long-Term Incentive Plans

In November 2007, our shareholders approved the 2007 Long-Term Incentive Plan (the “2007 Plan”), which provided for an aggregate of 4.5 million shares of our common stock that may be issued to executives, non-employee directors, and other key employees. As of May 2014, 1.5 million shares remained available for grant under the 2007 Plan. In May 2014, our shareholders approved the 2014 Long-Term Incentive Plan (the “2014 Plan”), which provides for an additional 2.8 million shares of our common stock to be available for issuance to executives, non-employee directors and other key employees. The share awards may be in the form of share options, SARs, restricted shares, restricted share awards, restricted share units awards, performance awards, other share-based awards and other cash-based awards. Shares issued under this plan may be shares that are authorized and unissued or shares that we reacquired, including shares purchased on the open market. Share options and SARs will count as one share for the purposes of the limits under the incentive plans; restricted shares, restricted share units, performance units, performance shares or other share-based incentive awards which settle in common shares will count as 2.75 shares for purpose of the limits under the 2014 Plan.

Share options may be in the form of incentive share options, non-qualified share options and restorative options. Share options are required to have an exercise price that is not less than the market value on the date of grant. We are prohibited from repricing the options. The term of the share options cannot exceed seven years from the grant date.

A summary of restricted share activity as of December 31, 2016 and changes during the year then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2016	514,742	$36.87
Granted	287,227	$50.84
Vested and issued	(71,177)	$32.75
Expired or forfeited	(28,762)	$44.49
Outstanding at December 31, 2016	702,030	$42.69

As of December 31, 2016, there was $18.6 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group. The weighted-average period over which this unrecognized expense is expected to be recognized is 2.2 years. The total fair value of shares vested during the year ended December 31, 2016 was $2.3 million.

A summary of stock-settled SARs activity as of December 31, 2016 and changes during the year then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2016	1,438,146	$29.52
Granted	542	$36.71
Converted from cash-settled SARs	944,046	$41.21
Exercised	(251,134)	$24.46
Expired or forfeited	(148,905)	$41.93
Outstanding at December 31, 2016	1,982,695	$34.80
Vested or expected to vest as of end of year	1,808,016	$20.19
Exercisable at end of year	851,491	$30.02

The stock-settled SARs vest over a one to four year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. For the year ended December 31, 2016, 251,134 stock-settled SARs were exercised resulting in 141,418 shares being issued. As of December 31, 2016, there was $7.9 million of total unrecognized compensation cost related to stock-settled SARs outstanding. The weighted-average period over which this unrecognized expense is expected to be recognized is 1.9 years. Aggregate intrinsic value of the stock-settled SARs at December 31, 2016 was $61.7 million.

A summary of cash-settled SARs activity as of December 31, 2016 and changes during the year then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2016	2,220,560	$35.53
Granted	540	$36.71
Converted to stock-settled SARs(1)	(864,036)	$41.21
Exercised	(742,424)	$30.70
Expired or forfeited	(114,154)	$39.03
Outstanding at December 31, 2016	500,486	$32.08
Vested or expected to vest as of end of year	480,891	$32.13
Exercisable at end of year	373,655	$32.44

(1)	The converted shares were not adjusted for the 10% stock dividend because the conversion occurred prior to the stock dividend record date.

The cash-settled SARs vest over a one to four year period. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We account for the cash-settled SARs as liability awards, which require the awards to be revalued at each reporting period. For the year ended December 31, 2016, 742,424 cash-settled SARs were exercised resulting in $19.0 million in cash payments. As of December 31, 2016, there was $0.6 million of total unrecognized compensation cost related to cash-settled SARs outstanding. The weighted-average period over which this unrecognized expense is expected to be recognized is 0.2 years. Aggregate intrinsic value of the cash-settled SARs at December 31, 2016 was $16.9 million. The liability for cash-settled SARs was $18.6 million and $31.0 million at December 31, 2016 and 2015, respectively.

Included in the total shares outstanding at December 31, 2016 are 447,410 restricted shares whose vesting is contingent on the employee meeting defined performance conditions. Employees have a specified time period in which to meet the performance condition (typically one year) and forfeit the grant (on a pro rata basis) if the performance conditions are not met in the specified time frame. We evaluate the likelihood of the employee completing the performance condition and include this estimate in the determination of the forfeiture factor for the grants.

We have granted to certain key employees restricted share units, which provide the employee with the economic equivalent of stock ownership. Each restricted share unit is valued at the closing price of our common stock on the national exchange on which it is listed as of the date credited, and fluctuates daily thereafter. The restricted share units outstanding under this plan vest over a 24 to 48 month period, subject to continued employment. Upon vesting, the employee receives a cash payment equivalent to the number of restricted share units vested valued at the closing market price of our common shares. Total expense recognized for the restricted share units totaled $0.1 million, $0.2 million, and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. For the year ended December 31, 2016, cash payments paid for vested awards under this plan were negligible. Cash payments paid for vested awards under this plan totaled $0.3 million for the year ended December 31, 2015.

Employees Share Purchase Plans

We have established an employee stock purchase plan for eligible employees (Argo Group’s 2007 Employee Share Purchase Plan). Under this plan, newly issued shares of our common stock may be purchased over an offering period of three months at 85% of the lower of the market value on the first day of the offering period or on the designated purchase date at the end of the offering period. We have also established a Save As You Earn Plan for our United Kingdom employees (Argo Group’s Save As You Earn Plan). Under this plan, newly issued shares of our common stock may be purchased over an offering period of three or five years at 85% of the market value of the common shares on the first day of the offering period. Expense recognized under these plans for the years ended December 31, 2016, 2015 and 2014 was $0.3 million, $0.4 million and $0.3 million, respectively.

Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors

Until December 16, 2013, the non-employee members of our Board of Directors were entitled to participate in the Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors (“Directors Plan”), a non-funded and non-qualified deferred compensation plan. Under the Directors Plan, non-employee directors could elect each year to defer payment of 0%, 50% or 100% of their cash compensation payable during the next calendar year. While no further deferrals were permitted under the Directors Plan from and after December 16, 2013, and certain amounts thereunder were paid out prior to the end of 2013, additional deferred amounts remain subject to the terms of the Directors Plan and will be paid out in accordance with the terms of the Directors Plan. Deferred amounts are credited with interest earned at a rate two percent above the prime commercial lending rate, to be reset each May 1. In addition, the Directors Plan calls for us to grant a match equal to 75% of the cash compensation amounts deferred in the form of “Stock Units,” which provide directors with the economic equivalent of stock ownership and were credited as a bookkeeping entry to each director’s “Stock Unit Account.” Each Stock Unit is valued at the closing price of our common stock on the national exchange on which it is listed as of the date credited for all purposes under the Directors Plan and fluctuates daily thereafter on that same basis. The Directors Plan provided for a Stock Unit Account to be established for each non-employee director upon their election to the Board and credits their account with an initial bookkeeping entry for 1,650 Stock Units. In conjunction with the termination of the Directors Plan, all cash balances and related interest for the years 2010 through 2013 were settled resulting in $1.9 million in cash payments for the year ended December 31, 2013. Remaining distributions from the Directors Plan will occur six months after the non-employee director ceases to be a member of the Board, the date on which a change in control (as defined in the Directors Plan) occurs or December 1, 2017, whichever comes first, and will be made in cash. The non-employee directors are responsible for all tax requirements on the deferred compensation and any related earnings. Under the Directors Plan, we recorded compensation expense of $0.9 million, $0.9 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. The liability for remaining distributions under the Directors Plan was $5.3 million and $4.5 million at December 31, 2016 and 2015, respectively.

14.	Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses were as follows:

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Commissions	$234.0	$232.2	$231.1
General expenses	292.1	295.6	285.8
Premium taxes, boards and bureaus	25.2	9.8	25.5
	551.3	537.6	542.4
Net deferral of policy acquisition costs	(4.3)	(0.9)	(5.4)
Total underwriting, acquisition and insurance expenses	$547.0	$536.7	$537.0

Included in general expenses for the years ended December 31, 2016, 2015 and 2014 is $19.8 million, $29.1 million and $19.6 million, respectively, of expense for our equity-related compensation. The increase in premium taxes, boards and bureaus for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to a decline in the accrual for premium taxes and other assessments due to a change in accounting estimate in the first quarter of 2015.

15.	Income Taxes

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

We have subsidiaries based in the United Kingdom that are subject to the tax laws of that country. Under current law, these subsidiaries are taxed at the applicable corporate tax rates. Seven of the United Kingdom subsidiaries are deemed to be engaged in business in the United States, and therefore, are subject to United States corporate tax in respect of a proportion of their United States underwriting business only. Relief is available against the United Kingdom tax liabilities in respect of overseas taxes paid that arise from the underwriting business. Our United Kingdom subsidiaries file separate United Kingdom income tax returns.

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

Our income tax provision includes the following components:

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Current tax provision	$36.3	$6.0	$5.2
Deferred tax provision related to:
Future tax deductions	(1.8)	10.9	58.4
Valuation allowance change	0.7	(2.6)	(30.8)
Income tax provision	$35.2	$14.3	$32.8

Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the years ended December 31, 2016, 2015 and 2014, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

(in millions)	2016			2015			2014
	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$99.6		0.0%	$94.3		0.0%	$102.8		0.0%
United States	115.2		29.2%	64.8		19.9%	98.0		28.1%
United Kingdom	(34.8)		1.2%	21.3		(4.7%)	21.5		24.8%
Belgium	(0.1)		23.2%	—	(1)	237.0%	—	(1)	63.8%
Brazil	0.6		0.0%	(3.2)		0.0%	(2.2)		0.0%
United Arab Emirates	—	(1)	0.0%	0.2		0.0%	(0.9)		0.0%
Ireland (2)	(0.2)		5.0%	(0.1)		5.0%	(1.1)		0.0%
Malta	1.6		0.3%	0.1		0.0%	(2.2)		0.0%
Switzerland	—	(1)	0.0%	0.1		20.5%	0.1		17.6%
Pre-tax income	$181.9			$177.5			$216.0

(1)	Pre-tax income for the respective year was less than $0.1 million.
(2)	Effective tax rate of 5 percent on intercompany dividends of $40.0 million for the year ended December 31, 2016. Dividends eliminated in consolidation.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Income tax provision at expected rate	$34.1	$25.8	$37.2
Tax effect of:
Tax-exempt interest	(3.3)	(4.2)	(4.5)
Dividends received deduction	(2.2)	(2.3)	(2.3)
Valuation allowance change	0.7	(2.6)	(30.8)
Other permanent adjustments, net	0.4	0.3	(0.7)
Adjustment for prior year tax return	(0.9)	(0.6)	(0.9)
United States state tax expense	—	(2.5)	2.5
PXRE Reinsurance capital loss carryforward	—	—	29.8
Other foreign adjustments	0.2	(0.3)	0.7
Foreign tax credit utilization	(1.5)	(2.1)	0.1
Deferred tax rate reduction	—	—	(0.4)
Foreign exchange adjustments	5.3	(0.1)	1.7
Foreign withholding taxes	2.4	2.9	0.4
Income tax provision	$35.2	$14.3	$32.8
Income tax provision - Foreign	$(0.4)	$(1.1)	$5.2
Income tax provision - United States, Federal	33.2	16.4	23.3
Income tax (benefit) provision - United States, State	—	(3.9)	3.9
Foreign withholding tax	2.4	2.9	0.4
Income tax provision	$35.2	$14.3	$32.8

The consolidated provision for income taxes for the year ended December 31, 2016 was affected by a $1.5 million decrease to taxes related to prior period adjustments in the United Kingdom, a $5.3 million increase for the foreign exchange adjustment on translation in the UK and Brazil, and an increase of $2.0 million in withholding taxes paid on an intercompany dividend payment.

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

Deferred taxes arise from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. The net deferred tax liability as of December 31, 2016 and 2015 resulted from the tax-effected temporary differences shown in the following table. Due primarily to changes in unrealized gains on available-for-sale investment securities, the net deferred tax liability increased by $0.5 million and decreased $29.4 million for the years ended December 31, 2016 and 2015, respectively.

	December 31,
(in millions)	2016	2015
Deferred tax assets:
Losses and loss adjustment expense reserve discounting	$21.1	$23.4
Unearned premiums	29.1	26.6
Allowance for bad debt	1.6	1.6
Accrual for contingent commissions	0.3	0.3
Net operating loss carryforward	17.1	17.8
Impairment of investment values	8.6	9.6
United States amortization of intangible assets	5.3	4.9
Accrued bonus	7.4	7.0
Accrued vacation	1.7	1.6
Stock option expense	8.1	10.1
Brazil operating losses	8.3	5.9
Malta operating losses	1.3	1.8
Other	23.6	15.9
Deferred tax assets, gross	133.5	126.5
Deferred tax liabilities:
Unrealized gains on equity securities	(39.1)	(40.1)
Unrealized gains on fixed maturities and other investment securities	(3.9)	(0.4)
Deferred acquisition costs	(22.2)	(20.4)
United States amortization of intangible assets	(3.8)	(3.6)
United Kingdom underwriting losses	(5.4)	(9.7)
United Kingdom amortization of intangible assets	(1.2)	(1.8)
Deferred gain on like-kind exchange	(13.3)	(13.3)
Depreciable fixed asset	(21.0)	(18.0)
Unrealized Gain on Limited Partnership Interests	(17.6)	(11.0)
Other	(6.6)	(9.0)
Deferred tax liabilities, gross	(134.1)	(127.3)
Deferred tax assets, net before valuation allowance	$(0.6)	$(0.8)
Valuation allowance	(23.5)	(22.8)
Deferred tax liabilities, net	$(24.1)	$(23.6)
Net deferred tax liabilities - Foreign	$(6.6)	$(11.7)
Net deferred tax liabilities - United States	(17.5)	(11.9)
Deferred tax liabilities, net	$(24.1)	$(23.6)

Our net deferred tax assets (liabilities) are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of future taxable income sufficient to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally two years for net operating losses and three years for capital losses, for our United States operations. At December 31, 2016, we had a total net deferred tax liability of $0.6 million prior to any valuation allowance.

Management has determined that a valuation allowance is required for a portion of the tax-effected net operating loss carryforward included as part of the United States consolidated group of $15.8 million generated from PXRE Corporation and for the tax effected net operating loss carryforward of $1.0 million from ARIS. The valuation allowances have been established pursuant to Internal Revenue Code Section 382 limits regarding the application of net operating loss carryforwards following an ownership change. The loss carryforwards available per year are $2.8 million, as required by Internal Revenue Code Section 382.

Furthermore, due to cumulative losses incurred since inception, management has concluded that a valuation allowance is required for the full amount of the tax-effected net operating losses generated by our Brazil and Malta entities.

Accordingly, a valuation allowance of $23.5 million is required as of December 31, 2016 of which $13.9 million relates to the PXRE Corporation and ARIS loss carryforwards, $8.3 million relates to Brazil operations, and $1.3 million relates to Malta operations. During the year ended December 31, 2016, the valuation allowance was reduced by $1.0 million pertaining to PXRE Corporation and ARIS loss carryforwards, increased by $2.3 million pertaining to our Brazil operations and decreased by $0.6 million pertaining to our Malta operations.

Of the PXRE Corporation net operating loss carryforwards, $14.3 million will expire if not used by December 31, 2025 and $1.5 million will expire if not used by December 31, 2027. Of the ARIS loss carryforward, $0.2 million will expire if not used by December 31, 2027, $0.4 million will expire if not used by December 31, 2028, and $0.4 million will expire if not used by December 31, 2029.

For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. We had no material unrecognized tax benefits as of December 31, 2016, 2015 and 2014. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2013. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2014.

16.	Pension Benefits and Savings Plans

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

(in millions)	2016	2015
Change in plan assets
Fair value of plan assets at beginning of year	$17.5	$19.2
Actual return on plan assets	0.7	(0.1)
Employer contributions	0.2	0.2
Settlements and benefits paid	(1.7)	(1.8)
Fair value of plan assets at end of year	$16.7	$17.5

(in millions)	2016	2015
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$23.1	$25.8
Interest cost	0.8	0.8
Actuarial loss (gain)	0.4	(1.6)
Settlements and benefits paid	(1.7)	(1.9)
Projected benefit obligation at end of year	$22.6	$23.1

As of December 31, 2016 and 2015, the qualified pension plan was underfunded by $3.7 million and $3.4 million, respectively. The non-qualified pension plans were unfunded by $2.2 million $2.3 million at December 31, 2016 and 2015, respectively. Underfunded and unfunded amounts are included in “Other liabilities” in our Consolidated Balance Sheets.

Assumptions used to determine benefit obligations at December 31 were as follows:

	2016	2015
Weighted average discount rate	3.44%	3.48%
Expected rate of increase in future compensation levels	n/a	n/a

Assumptions used to determine net periodic benefit cost follows:

	For the Years Ended December 31,
	2016	2015	2014
Weighted average discount rate	3.62%	3.55%	4.39%
Expected return on plan assets	6.00%	6.00%	6.00%
Expected rate of increase in future compensation levels	n/a	n/a	n/a

In 2016, 2015 and 2014, the expected return on plan assets was ascertained using multiple factors that include market conditions,  long-term return forecasts provided by several asset management companies, and the composition of the portfolio.

Net periodic benefit costs were $0.1 million, $0.1 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. We estimate that $0.4 million of unrecognized actuarial loss will be amortized from accumulated other comprehensive gain into net periodic benefit cost during 2017. Over the next five years, we expect our annual payments under the pensions plan not to exceed $2.2 million per year.

The projected benefit obligation for the non-qualified unfunded supplemental defined benefit plans, with accumulated benefit obligations in excess of plan assets, was $2.2 and $2.3 million at December 31, 2016 and 2015, respectively. The fair value of plan assets for these plans was zero for these same periods. The accumulated benefit obligation for all defined benefit plans is equal to the projected benefit obligation for each of the years presented.

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

The investment policy for the qualified plan contains asset allocation guidelines with target allocations that remain effective until such time as the investment policy is revised. At December 31, 2016, the target allocations were 48% fixed income and short-term liquidity; and 52% equity investments. The target asset allocation percentages were selected based on risk diversification needs, expected distribution patterns and asset manager recommendations. The actual asset allocation as of December 31, 2016 was 50.5% fixed maturity investments, short-term investments and cash; and 49.5% equity investments, of which 39.2% and 10.3% were allocated between U.S. and international equities, respectively. These allocations were in compliance with the investment policy that allows the investment manager based on its judgment and market conditions to deviate from the target allocations.

Following is a description of the valuation techniques used to measure the plan’s assets at fair value.

Mutual funds: Fair value is determined using observable, market-based inputs on the valuation date (Level 1). For the years ended December 31, 2016 and 2015, assets with a fair value of $15.8 million and $17.4 million, respectively, were valued using Level 1 fair value measurements.

Short-term investment fund: Fair value is determined based on the net asset values provided by the plan trustee (Level 2). For the years ended December 31, 2016 and 2015, assets with a fair value of $0.9 million and $0.1 million, respectively, were valued using Level 2 fair value measurements.

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

Based on the current funding status of the pension plan, effects of the curtailment and expected changes in pension plan asset values and pension obligations, we do not believe any significant funding of the pension plan will be required during the year ending December 31, 2017.

Substantially all of our employees are either eligible or mandated by applicable laws to participate in employee savings plans. Under these plans, a percentage of the employee’s pay may be or is mandated based on applicable laws to be contributed to various savings alternatives. The plans also call for our contributions under several formulae. Charges to income related to our contributions were $6.0 million, $6.3 million and $7.1 million in 2016, 2015 and 2014, respectively.

17.	Commitments and Contingencies

Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

We have contractual commitments to invest up to $93.4 million related to our limited partnership investments at December 31, 2016. These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time, not to exceed thirteen years.

18.	Leases

We lease office space and equipment under lease agreements that expire at various intervals and are subject to renewal options at market rates prevailing at the time of renewal. At December 31, 2016, the future minimum payments under non-cancelable operating leases are as follows:

(in millions)	Amount Due
2017	$11.3
2018	9.5
2019	8.2
2020	5.9
2021	5.2
Thereafter	5.9
Total	$46.0

We incurred lease expense of $12.2 million, $14.2 million and $14.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

19.	Segment Information

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

Revenue and income (loss) before income taxes for each segment were as follows:

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Revenue:
Earned premiums
Excess and Surplus Lines	$485.3	$471.2	$444.6
Commercial Specialty	364.2	344.2	332.5
International Specialty	154.5	146.4	144.8
Syndicate 1200	406.4	409.7	414.6
Run-off Lines	0.4	0.4	1.6
Total earned premiums	1,410.8	1,371.9	1,338.1
Net investment income
Excess and Surplus Lines	45.2	32.3	43.2
Commercial Specialty	26.7	19.9	25.6
International Specialty	16.8	11.4	11.3
Syndicate 1200	11.9	8.9	10.9
Run-off Lines	11.3	8.1	12.0
Corporate and Other	3.2	8.0	3.1
Total net investment income	115.1	88.6	106.1
Fee and other income	24.5	22.2	20.7
Net realized investment and other gains	26.1	24.1	74.5
Total revenue	$1,576.5	$1,506.8	$1,539.4

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Income (loss) before income taxes
Excess and Surplus Lines	$88.4	$81.4	$103.4
Commercial Specialty	86.0	43.0	24.8
International Specialty	38.2	29.0	23.8
Syndicate 1200	13.4	35.4	45.2
Run-off Lines	(15.2)	(7.4)	(20.7)
Total segment income before taxes	210.8	181.4	176.5
Corporate and Other	(55.0)	(28.0)	(35.0)
Net realized investment and other gains	26.1	24.1	74.5
Total income before income taxes	$181.9	$177.5	$216.0

The table below presents earned premiums by geographic location. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Years Ended December 31,
(in millions)	2016	2015	2014
Bermuda	$112.6	$103.4	$101.5
Brazil	39.2	43.1	44.3
Malta	2.1	1.9	2.1
United Kingdom	406.9	407.4	411.7
United States	850.0	816.1	778.5
Total earned premiums	$1,410.8	$1,371.9	$1,338.1

The following table represents identifiable assets:

	December 31,
(in millions)	2016	2015
Excess and Surplus Lines	$2,259.3	$2,174.8
Commercial Specialty	1,701.9	1,511.7
International Specialty	970.6	877.2
Syndicate 1200	1,386.3	1,216.5
Run-off Lines	537.0	558.4
Corporate and Other	349.9	287.0
Total	$7,205.0	$6,625.6

Included in total assets at December 31, 2016 and 2015 are $630.4 million and $377.1 million, respectively, in assets associated with trade capital providers.

The following table represents goodwill and intangible assets, net of accumulated amortization as of December 31:

	Goodwill		Intangible Assets, Net of Accumulated Amortization
(in millions)	2016	2015	2016	2015
Excess and Surplus Lines	$68.4	$68.4	$—	$—
Commercial Specialty	55.1	55.1	3.7	6.3
Syndicate 1200	28.7	28.7	64.0	67.0
Total	$152.2	$152.2	$67.7	$73.3

20.	Statutory Accounting Principles

Financial Information

The statutory capital and surplus for our principal operating subsidiaries was as follows:

Statutory capital and surplus (1)	December 31,
(in millions)	2016	2015
Bermuda	$1,510.8	$1,243.2
United Kingdom (2)	216.6	232.8
United States	886.7	854.5

(1)	Such amounts include ownership interests in affiliate insurance and reinsurance subsidiaries.
(2)	Capital on deposit with Lloyd’s in U.S. Dollars

The statutory net income (loss) for our principal operating subsidiaries was as follows:

Statutory net income (loss) (1)	For the Years Ended December 31,
(in millions)	2016	2015	2014
Bermuda	$149.4	$182.2	$128.2
United Kingdom (2)	1.8	34.8	28.7
United States	99.0	94.4	117.7

(1)	Such amounts include ownership interests in affiliate insurance and reinsurance subsidiaries.
(2)	In U.S. Dollars

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

The payment of dividends to our shareholders is governed by the Bermuda Companies Act of 1981, as amended, which permits the payment of dividends so long as (i) we are not, or would not be after the payment, unable to pay our liabilities as they become due or (ii) the realizable value of our assets is in excess of our liabilities after taking such payment into account. In light of these restrictions, we have no material restrictions on dividend payments that may be made to our shareholders at December 31, 2016.

Argo Re is the direct subsidiary of Argo Group, and therefore, has direct dividend paying capabilities to the parent. As of December 31, 2016, Argo Re’s solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Insurance Act. As of December 31, 2016 and 2015, the minimum statutory capital and surplus required to be maintained by Argo Re was $362.1 million and $345.9 million, respectively.

Argo Re is generally prohibited from declaring or paying, in any financial year, dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Bermuda Monetary Authority (“BMA”) an affidavit signed by at least two directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio. Argo Re may not reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Based on these regulatory restrictions, the maximum amount available for payment of dividends to Argo Group by Argo Re during 2017 without prior regulatory approval is $377.7 million.

In 2016, 2015 and 2014, Argo Re paid cash dividends to Argo Group of $41.0 million, $41.0 million and $40.9 million, respectively. The proceeds of the dividends were used to repay intercompany balances related primarily to dividend and interest payments and other corporate expenses.

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

In December 2016, Argo Group US received an ordinary dividend in the amount of $18.1 million in cash from Rockwood. In December 2016, Argo Group US received an ordinary dividend of $41.6 million from Argonaut Insurance Company. In March 2016, Argo Group US received an ordinary dividend of $35.0 million, in the form of $19.9 million in cash and $15.1 million in securities, from Colony 2016.

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

Argonaut Insurance Company is a direct subsidiary of Argo Group US and is regulated by the Illinois Division of Insurance. During 2017, Argonaut Insurance Company may be permitted to pay dividends of up to $80.0 million without approval from the Illinois Division of Insurance. Rockwood, a direct subsidiary of Argo Group US, is regulated by the Pennsylvania Department of Insurance. Rockwood may be permitted to pay dividends of up to $11.3 million without approval from the Pennsylvania Department of Insurance during 2017. Each department of insurance may require prior approval for the payment of all dividends, based on business and regulatory conditions of the insurance companies.

During 2016 we realigned our internal ownership structure so that Colony became a direct subsidiary of Argonaut Insurance Company. Prior to 2016, Colony had been a direct subsidiary of Argo Group US.

Dividend payments from Syndicate 1200 to its immediate parent are not restricted by regulatory authority. Dividend payments will be subject to the earnings, operations, financial condition, capital and general business requirements of Syndicate 1200.

Certain assets of our subsidiaries are pledged to regulatory agencies, serve as collateral for letters of credit or are assigned as the assets of the trade capital providers of our Lloyd’s syndicate, and therefore, are not available funds that may be paid up as dividends to Argo Group. See Note 3, “Investments” and Note 19, “Segment Information” for further discussion.

21.	Insurance Assessments

We are required to participate in statutorily created insolvency guarantee and weather-related loss protection associations in all states in the U.S. where we are authorized to transact business. These associations were formed for the purpose of paying the claims of insolvent companies. We are assessed a pro-rata share of such claims based upon our premium writings, subject to a maximum annual assessment per line of insurance. Certain of these assessments can be recovered through premium tax offsets or policy surcharges. We do not believe that assessments on current insolvencies will have a material impact on our financial condition or results of operations. We have accrued assessments of $4.7 million and $4.1 million at December 31, 2016 and 2015, respectively.

22.	Transactions with Related Parties

In 2013, our Surety unit received a submission through its established broker network to issue approximately $13 million of surety bonds on behalf of Kinetica Partners, LLC (“Kinetica”) in connection with a Gulf of Mexico pipeline project. Mr. Gary Woods, Chairman of our Board of Directors, is the President of Kinetica, and beneficially owns 10% of Kinetica through a family trust. The submission was underwritten, priced and bound in the ordinary course of business by the Surety unit. The terms and conditions of the surety bonds that were issued and the premium charged to Kinetica for issuance of the bonds, were consistent with those routinely applied and charged for similarly situated risks bound for unrelated third-parties. As of December 31, 2016, the surety bonds were still outstanding. Per the Surety unit’s standard requirements in connection with the issuance of surety bonds, Kinetica and Mr. Woods, in his personal capacity, among others, executed our Surety unit’s standard form of indemnity agreement holding our Surety unit harmless against any and all losses and expenses incurred resulting from the issuance of the surety bonds.

23.	Unaudited Quarterly Financial Data

The following tables represent unaudited quarterly financial data for the years ended December 31, 2016 and 2015. In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods have been made. Total revenue, net income before income taxes and net income include realized gains or losses from the sale of investments and other. We cannot anticipate when or if similar gains or losses may occur in the future. Since financial results rely heavily on estimates, caution should be used in drawing specific conclusions from quarterly consolidated results.

(in millions, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2016
Total revenue	$370.1	$384.3	$416.7	$405.4	$1,576.5
Net income before income taxes	33.1	39.6	62.2	47.0	181.9
Net income	27.7	30.9	55.2	32.9	146.7
Net income per common share :
Basic*	$0.91	$1.03	$1.84	$1.10	$4.86
Diluted*	$0.89	$1.00	$1.80	$1.07	$4.75
Comprehensive income (loss)	$56.5	$59.7	$57.3	$9.4	$182.9

(in millions, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2015
Total revenue	$376.0	$377.2	$380.2	$373.4	$1,506.8
Net income before income taxes	62.4	34.7	36.2	44.2	177.5
Net income	58.8	27.9	35.3	41.2	163.2
Net income per common share :
Basic*	$1.90	$0.91	$1.15	$1.34	$5.31
Diluted*	$1.87	$0.89	$1.13	$1.31	$5.20
Comprehensive income	$36.8	$18.9	$(18.3)	$29.2	$66.6

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

In accordance with ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (Topic 835), we present the unamortized debt issuance costs in the balance sheet as a direct deduction from the carrying value of the debt liability. At December 31, 2016 and 2015, the Notes consisted of the following:

(in millions)	December 31, 2016	December 31, 2015
Senior unsecured fixed rate notes
Principal	$143.8	$143.8
Less: unamortized debt issuance costs	(4.3)	(4.5)
Senior unsecured fixed rate notes, less unamortized debt issuance costs	$139.5	$139.3

In accordance with Article 10 of SEC Regulation S-X, we have elected to present condensed consolidating financial information in lieu of separate financial statements for the Subsidiary Issuer. The following tables present condensed consolidating financial information at December 31, 2016 and 2015 and for the three years ended December 31, 2016, 2015 and 2014 of the Parent Guarantor and the Subsidiary Issuer. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.

The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations and cash flows of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2016

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$2.2	$2,834.2	$1,487.9	$—	$4,324.3
Cash	—	53.7	32.3	—	86.0
Accrued investment income	—	16.0	4.7	—	20.7
Premiums receivable	—	204.9	258.9	—	463.8
Reinsurance recoverables	—	1,348.4	37.2	—	1,385.6
Goodwill and other intangible assets, net	—	127.1	92.8	—	219.9
Deferred acquisition costs, net	—	63.5	75.6	—	139.1
Ceded unearned premiums	—	168.9	133.9	—	302.8
Other assets	8.7	168.0	86.1	—	262.8
Intercompany note receivable	—	50.2	(50.2)	—	—
Investments in subsidiaries	1,834.4	—	—	(1,834.4)	—
Total assets	$1,845.3	$5,034.9	$2,159.2	$(1,834.4)	$7,205.0
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,322.4	$1,028.4	$—	$3,350.8
Unearned premiums	—	580.0	390.0	—	970.0
Funds held and ceded reinsurance payable, net	—	750.2	(206.5)	—	543.7
Long-term debt	28.4	284.4	54.8	—	367.6
Current income taxes payable, net	—	8.5	(0.4)	—	8.1
Deferred tax liabilities, net	—	17.6	6.5	—	24.1
Accrued underwriting expenses and other liabilities	13.7	92.0	42.3	—	148.0
Due to affiliates	10.5	1.8	(1.8)	(10.5)	—
Total liabilities	52.6	4,056.9	1,313.3	(10.5)	5,412.3
Total shareholders' equity	1,792.7	978.0	845.9	(1,823.9)	1,792.7
Total liabilities and shareholders' equity	$1,845.3	$5,034.9	$2,159.2	$(1,834.4)	$7,205.0

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2015

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$6.2	$2,761.0	$1,348.5	$—	$4,115.7
Cash	—	88.8	32.9	—	121.7
Accrued investment income	—	16.4	5.2	—	21.6
Premiums receivable	—	166.4	238.1	—	404.5
Reinsurance recoverables	—	1,212.2	(91.1)	—	1,121.1
Goodwill and other intangible assets, net	—	129.8	95.7	—	225.5
Current income taxes receivable, net	—	4.7	6.9	—	11.6
Deferred acquisition costs, net	—	58.2	74.2	—	132.4
Ceded unearned premiums	—	125.8	125.0	—	250.8
Other assets	8.2	151.7	60.8	—	220.7
Intercompany note receivable	—	49.8	(49.8)	—	—
Investments in subsidiaries	1,715.9	—	—	(1,715.9)	—
Total assets	$1,730.3	$4,764.8	$1,846.4	$(1,715.9)	$6,625.6
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,194.1	$929.5	$—	$3,123.6
Unearned premiums	—	501.5	385.2	—	886.7
Funds held and ceded reinsurance payable, net	—	702.6	(312.6)	—	390.0
Long-term debt	28.4	284.2	54.6	—	367.2
Deferred tax liabilities, net	—	11.9	11.7	—	23.6
Accrued underwriting expenses and other liabilities	16.3	95.4	54.7	—	166.4
Due to affiliates	17.5	2.3	(2.3)	(17.5)	—
Total liabilities	62.2	3,792.0	1,120.8	(17.5)	4,957.5
Total shareholders' equity	1,668.1	972.8	725.6	(1,698.4)	1,668.1
Total liabilities and shareholders' equity	$1,730.3	$4,764.8	$1,846.4	$(1,715.9)	$6,625.6

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2016

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$497.3	$913.5	$—	$1,410.8
Net investment income	37.2	78.9	40.0	(41.0)	115.1
Fee and other income	—	21.4	3.1	—	24.5
Net realized investment and other gains	0.6	50.0	(24.5)	—	26.1
Total revenue	37.8	647.6	932.1	(41.0)	1,576.5
Expenses:
Losses and loss adjustment expenses	—	290.4	519.7	—	810.1
Underwriting, acquisition and insurance expenses	12.8	204.4	329.8	—	547.0
Interest expense	1.4	15.8	2.4	—	19.6
Fee and other expense	—	21.7	0.7	—	22.4
Foreign currency exchange loss (gains)	—	0.2	(4.7)	—	(4.5)
Total expenses	14.2	532.5	847.9	—	1,394.6
Income before income taxes	23.6	115.1	84.2	(41.0)	181.9
Provision for income taxes	—	33.6	1.6	—	35.2
Net income before equity in earnings of subsidiaries	23.6	81.5	82.6	(41.0)	146.7
Equity in undistributed earnings of subsidiaries	123.1	—	—	(123.1)	—
Net income	$146.7	$81.5	$82.6	$(164.1)	$146.7

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2015

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$497.3	$874.6	$—	$1,371.9
Net investment income	40.1	59.0	30.5	(41.0)	88.6
Fee and other income	—	19.0	3.2	—	22.2
Net realized investment and other gains	—	31.8	(7.7)	—	24.1
Total revenue	40.1	607.1	900.6	(41.0)	1,506.8
Expenses:
Losses and loss adjustment expenses	—	304.2	461.9	—	766.1
Underwriting, acquisition and insurance expenses	19.0	198.4	319.3	—	536.7
Interest expense	1.5	15.3	2.2	—	19.0
Fee and other expense	—	23.3	2.5	—	25.8
Foreign currency exchange loss (gains)	—	1.0	(19.3)	—	(18.3)
Total expenses	20.5	542.2	766.6	—	1,329.3
Income before income taxes	19.6	64.9	134.0	(41.0)	177.5
Provision for income taxes	—	12.9	1.4	—	14.3
Net income before equity in earnings of subsidiaries	19.6	52.0	132.6	(41.0)	163.2
Equity in undistributed earnings of subsidiaries	143.6	—	—	(143.6)	—
Net income	$163.2	$52.0	$132.6	$(184.6)	$163.2

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2014

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$461.0	$877.1	$—	$1,338.1
Net investment income	40.5	76.2	(10.6)	—	106.1
Fee and other income	—	17.6	3.1	—	20.7
Net realized investment and other gains	2.0	67.4	7.1	(2.0)	74.5
Total revenue	42.5	622.2	876.7	(2.0)	1,539.4
Expenses:
Losses and loss adjustment expenses	—	285.6	461.8	—	747.4
Underwriting, acquisition and insurance expenses	17.3	199.9	319.8	—	537.0
Interest expense	2.3	15.2	2.7	(0.3)	19.9
Fee and other expense	—	20.0	3.5	—	23.5
Foreign currency exchange gain	—	0.4	(8.2)	—	(7.8)
Impairment of intangible assets	—	3.4	—	—	3.4
Total expenses	19.6	524.5	779.6	(0.3)	1,323.4
Income before income taxes	22.9	97.7	97.1	(1.7)	216.0
Provision for income taxes	—	27.5	5.3	—	32.8
Net income before equity in earnings of subsidiaries	22.9	70.2	91.8	(1.7)	183.2
Equity in undistributed earnings of subsidiaries	160.3	—	—	(160.3)	—
Net income	$183.2	$70.2	$91.8	$(162.0)	$183.2

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR YEAR ENDED DECEMBER 31, 2016

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$26.5	$71.7	$83.2	$—	$181.4
Cash flows from investing activities:
Proceeds from sales of investments	—	1,035.9	407.6	—	1,443.5
Maturities and mandatory calls of fixed maturity investments	—	543.2	459.5	—	1,002.7
Purchases of investments	—	(1,450.0)	(930.5)	—	(2,380.5)
Change in short-term investments and foreign regulatory deposits	(0.9)	(138.1)	(56.2)	—	(195.2)
Settlements of foreign currency exchange forward contracts	—	—	(5.4)	—	(5.4)
Purchases of fixed assets and other, net	—	(11.3)	1.1	—	(10.2)
Cash used in investing activities	(0.9)	(20.3)	(123.9)	—	(145.1)
Cash flows from financing activities:
Activity under stock incentive plans	1.0	—	—	—	1.0
Repurchase of Company's common shares	—	(47.1)	—	—	(47.1)
Excess tax expense from share-based payment arrangements	—	0.6	—	—	0.6
Payment of cash dividend to common shareholders	(26.6)	—	—	—	(26.6)
Intercompany cash dividend	—	(40.0)	40.0	—	—
Cash provided by (used in) financing activities	(25.6)	(86.5)	40.0	—	(72.1)
Effect of exchange rate changes on cash	—	—	0.1	—	0.1
Change in cash	—	(35.1)	(0.6)	—	(35.7)
Cash, beginning of year	—	88.8	32.9	—	121.7
Cash, end of year	$—	$53.7	$32.3	$—	$86.0

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR YEAR ENDED DECEMBER 31, 2015

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$32.7	$116.4	$133.5	$—	$282.6
Cash flows from investing activities:
Proceeds from sales of investments	—	631.1	336.8	—	967.9
Maturities and mandatory calls of fixed maturity investments	—	681.8	162.1	—	843.9
Purchases of investments	—	(1,384.5)	(649.6)	—	(2,034.1)
Change in short-term investments and foreign regulatory deposits	0.9	14.9	33.8	—	49.6
Settlements of foreign currency exchange forward contracts	1.5	—	(11.6)	—	(10.1)
Issuance of intercompany note, net	—	7.5	(7.5)	—	—
Redemption of PXRE Capital Trust V	—	18.0	(18.0)	—	—
Purchases of fixed assets and other, net	3.8	(16.6)	2.0	—	(10.8)
Cash provided by (used in) investing activities	6.2	(47.8)	(152.0)	$—	(193.6)
Cash flows from financing activities:
Redemption of PXRE Capital Trust V	(18.0)	—	18.0	—	—
Activity under stock incentive plans	1.8	—	—	—	1.8
Repurchase of Company's common shares	—	(29.7)	—	—	(29.7)
Excess tax expense from share-based payment arrangements	—	0.6	—	—	0.6
Payment of cash dividend to common shareholders	(22.7)	—	—	—	(22.7)
Cash provided by (used in) financing activities	(38.9)	(29.1)	18.0	$—	(50.0)
Effect of exchange rate changes on cash	—	—	1.7	—	1.7
Change in cash	—	39.5	1.2	—	40.7
Cash, beginning of year	—	49.3	31.7	—	81.0
Cash, end of year	$—	$88.8	$32.9	$—	$121.7

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR YEAR ENDED DECEMBER 31, 2014

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$25.7	$43.2	$37.2	$24.4	$130.5
Cash flows from investing activities:
Proceeds from sales of investments	—	803.8	458.2	—	1,262.0
Maturities and mandatory calls of fixed maturity investments	—	192.1	130.9	—	323.0
Purchases of investments	—	(1,126.1)	(610.7)	—	(1,736.8)
Change in short-term investments and foreign regulatory deposits	0.5	76.0	20.0	—	96.5
Settlements of foreign currency exchange forward contracts	1.3	—	(2.4)	—	(1.1)
Issuance of intercompany note, net	—	14.5	(7.6)	(6.9)	—
Purchases of fixed assets and other, net	(7.0)	(35.5)	(16.0)	(6.4)	(64.9)
Cash used in investing activities	(5.2)	(75.2)	(27.6)	(13.3)	(121.3)
Cash flows from financing activities:
Borrowings under intercompany note, net	(6.9)	—	—	6.9	—
Activity under stock incentive plans	4.6	—	—	—	4.6
Redemption of trust preferred securities, net	—	—	—	(18.0)	(18.0)
Payment on note payable	—	(0.1)	—	—	(0.1)
Repurchase of Company's common shares	—	(50.8)	—	—	(50.8)
Excess tax benefit from share-based payment arrangements	—	0.1	—	—	0.1
Payment of cash dividend to common shareholders	(18.2)	—	—	—	(18.2)
Cash used in financing activities	(20.5)	(50.8)	—	(11.1)	(82.4)
Effect of exchange rate changes on cash	—	—	(3.2)	—	(3.2)
Change in cash	—	(82.8)	6.4	—	(76.4)
Cash, beginning of year	—	132.1	25.3	—	157.4
Cash, end of year	$—	$49.3	$31.7	$—	$81.0

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in millions)

BALANCE SHEETS	December 31,
	2016	2015
Assets
Other investments	$0.3	$5.2
Short-term investments	1.9	1.0
Investment in subsidiaries	1,834.4	1,715.9
Other assets	8.7	8.2
Total assets	$1,845.3	$1,730.3
Liabilities and Shareholders' Equity
Junior subordinated debentures	$28.4	$28.4
Accrued underwriting expenses and other liabilities	13.7	16.3
Due to subsidiaries	10.5	17.5
Total liabilities	52.6	62.2
Shareholders' equity	1,792.7	1,668.1
Total liabilities and shareholders' equity	$1,845.3	$1,730.3

STATEMENTS OF INCOME	For the Years Ended December 31,
	2016	2015	2014
Revenue:
Net investment income (1)	$37.2	$40.1	$40.5
Net realized investment and other gains	0.6	—	2.0
Total revenue	37.8	40.1	42.5
Expenses:
Interest expense	1.4	1.5	2.3
Other expenses	12.8	19.0	17.3
Total expenses	14.2	20.5	19.6
Net income before equity in earnings of subsidiaries (2)	23.6	19.6	22.9
Equity in undistributed earnings of subsidiaries	123.1	143.6	160.3
Net income	$146.7	$163.2	$183.2

(1)	For the years ended December 31, 2016, 2015 and 2014, net investment income includes intercompany dividends of $41.0 million, $41.0 million and $40.9 million, respectively.
(2)	Argo Group International Holdings, Ltd. is not subject to taxation.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in millions)

STATEMENTS OF CASH FLOWS	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$146.7	$163.2	$183.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	0.2	0.2	—
Share-based payments expense	4.2	8.2	5.7
Net realized investment and other gains	(0.6)	—	(2.0)
Undistributed earnings of subsidiaries	(123.1)	(143.6)	(160.3)
Change in:
Prepaid assets	(0.2)	0.2	2.0
Accrued underwriting expenses	0.9	(2.4)	(2.2)
Due to subsidiaries	(0.6)	12.5	(0.6)
Interest on intercompany note payable	—	—	0.3
Other, net	(1.0)	(5.6)	(0.4)
Cash provided by operating activities	26.5	32.7	25.7
Cash flows from investing activities:
Change in short-term investments	(0.9)	0.9	0.5
Settlements of foreign currency exchange forward contracts	—	1.5	1.3
Purchases of fixed assets and other, net	—	3.8	(7.0)
Cash (used in) provided by investing activities	(0.9)	6.2	(5.2)
Cash flows from financing activities:
Borrowings under intercompany note payable, net	—	—	(6.9)
Activity under stock incentive plans	1.0	1.8	4.6
Redemption of PXRE Capital Trust V	—	(18.0)	—
Payment of cash dividend to common shareholders	(26.6)	(22.7)	(18.2)
Cash used in financing activities	(25.6)	(38.9)	(20.5)
Change in cash	—	—	—
Cash, beginning of year	—	—	—
Cash, end of year	$—	$—	$—

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE III

SUPPLEMENTAL INSURANCE INFORMATION

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(in millions)

Segment	DAC (a)	Reserves for Losses and Loss Adjustment Expenses (b)	UPR (c)	Premium Revenue (d)	Net Investment Income (l)	Loss & LAE (e)	Amortization (Deferral) DAC (f) (2)	Other Operating Expenses (3)	Net Premiums Written (g)
Year Ended December 31, 2016
Excess and Surplus Lines	$34.1	$1,112.8	$256.4	$485.3	$45.2	$286.4	$1.6	$148.3	$489.4
Commercial Specialty	29.4	915.6	319.0	364.2	26.7	181.1	(6.7)	127.3	394.1
International Specialty	1.3	374.0	114.9	154.5	16.8	83.3	0.7	46.3	153.5
Syndicate 1200	74.3	657.5	279.7	406.4	11.9	240.7	0.1	164.0	402.9
Run-off Lines	—	290.9	—	0.4	11.3	18.6	—	6.9	0.3
Corporate and Other	—	—	—	—	3.2	—	—	58.5	—
Total	$139.1	$3,350.8	$970.0	$1,410.8	$115.1	$810.1	$(4.3)	$551.3	$1,440.2
Year Ended December 31, 2015
Excess and Surplus Lines	$35.7	$1,094.3	$245.1	$471.2	$32.3	$267.8	$(0.5)	$149.1	$485.6
Commercial Specialty	22.7	794.3	256.1	344.2	19.9	203.3	1.5	109.3	352.9
International Specialty	2.1	313.1	113.9	146.4	11.4	74.5	(2.1)	53.4	158.1
Syndicate 1200	71.9	615.6	271.6	409.7	8.9	211.9	0.2	168.9	405.1
Run-off Lines	—	306.3	—	0.4	8.1	8.6	—	5.9	0.4
Corporate and Other	—	—	—	—	8.0	—	—	51.0	—
Total	$132.4	$3,123.6	$886.7	$1,371.9	$88.6	$766.1	$(0.9)	$537.6	$1,402.1
Year Ended December 31, 2014
Excess and Surplus Lines	$35.2	$1,075.2	$233.5	$444.6	$43.2	$233.8	$1.0	$143.6	$443.7
Commercial Specialty	24.2	742.4	214.3	332.5	25.6	203.3	(3.4)	123.9	345.2
International Specialty	0.7	299.2	115.6	144.8	11.3	76.4	1.6	51.2	152.2
Syndicate 1200	64.5	607.1	253.8	414.6	10.9	209.5	(4.6)	171.9	425.2
Run-off Lines	—	318.5	—	1.6	12.0	24.4	—	8.2	1.6
Corporate and Other	—	—	—	—	3.1	—	—	43.6	—
Total	$124.6	$3,042.4	$817.2	$1,338.1	$106.1	$747.4	$(5.4)	$542.4	$1,367.9

(a)	Deferred Policy Acquisition Cost
(b)	Future Policy Benefits, Losses, Claims and Loss Expenses
(c)	Unearned Premiums
(d)	Premium Revenue, net (premiums earned)
(e)	Benefits, Claims, Losses and Settlement Expenses
(f)	Amortization (Deferral) of Deferred Policy Acquisition Costs
(g)	Premiums Written, net
(1)	Net Investment Income allocated based upon each segment’s share of investable funds.
(2)	The amortization (deferral) of DAC will not equal the change in the balance sheet. See Note 1, “Business and Significant Accounting Policies” for further discussion.
(3)	Other Insurance Expenses allocated based on specific identification, where possible, and related activities.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Balance at Beginning of Year	Charged to Cost and Expense	Capital Loss Carryforward	Net Operating Loss Carryforward	Charged to Other Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2016
Deducted from assets:
Valuation allowance for deferred tax asset	$22.8	$(1.0)	$—	$—	$1.7	$—	$23.5
Year Ended December 31, 2015
Deducted from assets:
Valuation allowance for deferred tax asset	$25.4	$(1.0)	$—	$—	$(1.6)	$—	$22.8
Year Ended December 31, 2014
Deducted from assets:
Valuation allowance for deferred tax asset	$56.2	$(30.7)	$—	$—	$(0.1)	$—	$25.4

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE VI

SUPPLEMENTAL INFORMATION FOR PROPERTY-CASUALTY INSURANCE COMPANIES

(in millions)

	For the Years Ended December 31,
	2016	2015	2014
Deferred acquisition costs	$139.1	$132.4	$124.6
Reserves for losses and loss adjustment expenses	$3,350.8	$3,123.6	$3,042.4
Unamortized discount in reserves for losses	$19.4	$21.5	$23.7
Unearned premiums	$970.0	$886.7	$817.2
Premiums earned	$1,410.8	$1,371.9	$1,338.1
Net investment income	$115.1	$88.6	$106.1
Losses and loss adjustment expenses incurred:
Current year	$843.4	$798.5	$785.1
Prior years	(33.3)	(32.4)	(37.7)
Losses and loss adjustment expenses incurred	$810.1	$766.1	$747.4
Deferral of policy acquisition costs (1)	$(4.3)	$(0.9)	$(5.4)
Paid losses and loss adjustment expenses, net of reinsurance	$716.5	$733.5	$736.7
Gross premiums written	$2,164.8	$2,012.1	$1,905.4

(1)	The amortization (deferral) of policy acquisition costs will not equal the change in the balance sheet. For further discussion, see Note 1, “Business and Significant Accounting Policies.”