Form 10-Q
period 2017-03-31
Argo Group International Holdings, Ltd.
filed 2017-05-05
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Smaller reporting company ☐	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate the number of shares outstanding (net of treasury shares) of each of the issuer’s classes of common shares as of May 1, 2017.

Title	Outstanding
Common Shares, par value $1.00 per share	30,190,006

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	March 31,	December 31,
	2017	2016 *
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost: 2017 - $3,029.5; 2016 - $2,938.8)	$3,035.3	$2,932.4
Equity securities available-for-sale, at fair value (cost: 2017 - $329.5; 2016 - $335.2)	447.2	447.4
Other investments (cost: 2017 - $548.0; 2016 - $531.6)	555.4	539.0
Short-term investments, at fair value (cost: 2017 - $527.7; 2016 - $405.5)	527.7	405.5
Total investments	4,565.6	4,324.3
Cash	190.7	86.0
Accrued investment income	21.8	20.7
Premiums receivable	657.7	463.8
Reinsurance recoverables	1,427.0	1,385.6
Goodwill	152.2	152.2
Intangible assets, net of accumulated amortization	107.1	67.7
Deferred acquisition costs, net	155.1	139.1
Ceded unearned premiums	438.6	302.8
Other assets	303.7	262.8
Total assets	$8,019.5	$7,205.0
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$3,580.3	$3,350.8
Unearned premiums	1,130.4	970.0
Accrued underwriting expenses	121.6	115.0
Ceded reinsurance payable, net	611.6	466.6
Funds held	40.5	77.1
Senior unsecured fixed rate notes	139.5	139.5
Other indebtedness	180.3	55.4
Junior subordinated debentures	256.3	172.7
Current income taxes payable, net	8.0	8.1
Deferred tax liabilities, net	43.1	24.1
Other liabilities	73.3	33.0
Total liabilities	6,184.9	5,412.3
Commitments and contingencies (Note 16)
Shareholders' equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 40,183,538 and 40,042,330 shares issued at March 31, 2017 and December 31, 2016, respectively	40.2	40.0
Additional paid-in capital	1,122.7	1,123.3
Treasury shares (10,028,755 shares at March 31, 2017 and December 31, 2016)	(378.2)	(378.2)
Retained earnings	988.3	959.9
Accumulated other comprehensive income, net of taxes	61.6	47.7
Total shareholders' equity	1,834.6	1,792.7
Total liabilities and shareholders' equity	$8,019.5	$7,205.0

*	Derived from audited consolidated financial statements.

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Premiums and other revenue:
Earned premiums	$379.4	$344.9
Net investment income	30.5	21.2
Fee and other income	3.6	6.8
Net realized investment and other gains (losses)	14.6	(2.8)
Total revenue	428.1	370.1
Expenses:
Losses and loss adjustment expenses	222.5	191.6
Underwriting, acquisition and insurance expenses	153.6	132.6
Interest expense	5.9	4.8
Fee and other expense	4.1	6.5
Foreign currency exchange (gains) losses	(0.7)	1.5
Total expenses	385.4	337.0
Income before income taxes	42.7	33.1
Provision for income taxes	6.0	5.4
Net income	$36.7	$27.7
Net income per common share:
Basic	$1.22	$0.91
Diluted	$1.19	$0.89
Dividend declared per common share	$0.27	$0.20
Weighted average common shares:
Basic	30,047,083	30,479,243
Diluted	30,941,409	31,132,221

	For the Three Months Ended March 31,
	2017	2016
Net realized investment and other gains before other-than-temporary impairment losses	$15.0	$(1.1)
Other-than-temporary impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturities	—	(0.6)
Other-than-temporary impairment losses on equity securities	(0.4)	(1.1)
Impairment losses recognized in earnings	(0.4)	(1.7)
Net realized investment and other gains (losses)	$14.6	$(2.8)

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Net income	$36.7	$27.7
Other comprehensive income:
Foreign currency translation adjustments	0.6	1.5
Unrealized gains on securities:
Gains arising during the year	34.1	38.8
Reclassification adjustment for gains included in net income	(16.2)	(7.8)
Other comprehensive income before tax	18.5	32.5
Income tax provision related to other comprehensive loss:
Unrealized gains on securities:
Gains arising during the year	9.8	7.8
Reclassification adjustment for gains included in net income	(5.2)	(4.1)
Income tax provision related to other comprehensive loss	4.6	3.7
Other comprehensive income, net of tax	13.9	28.8
Comprehensive income	$50.6	$56.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$36.7	$27.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	8.3	10.0
Share-based payments expense	4.9	3.0
Deferred income tax provision, net	6.0	3.9
Net realized investment and other (gains) losses	(14.6)	2.8
Undistributed earnings from alternative investment portfolio	(8.3)	1.6
Loss on disposals of fixed assets, net	1.8	0.1
Amortization of debt issuance costs	—	0.1
Change in:
Accrued investment income	(0.9)	0.3
Receivables	22.8	(71.5)
Deferred acquisition costs	(6.1)	(3.9)
Ceded unearned premiums	(43.1)	(56.7)
Reserves for losses and loss adjustment expenses	23.3	14.6
Unearned premiums	7.3	19.7
Ceded reinsurance payable and funds held	(36.6)	107.5
Income taxes	0.5	2.4
Accrued underwriting expenses	(19.2)	(8.8)
Other, net	(19.7)	(1.4)
Cash (used in) provided by operating activities	(36.9)	51.4
Cash flows from investing activities:
Sales of fixed maturity investments	383.6	304.1
Maturities and mandatory calls of fixed maturity investments	182.1	133.2
Sales of equity securities	53.4	74.6
Sales of other investments	17.0	2.0
Purchases of fixed maturity investments	(601.6)	(389.5)
Purchases of equity securities	(33.5)	(35.8)
Purchases of other investments	(9.3)	(33.3)
Change in foreign regulatory deposits and voluntary pools	(5.2)	(1.1)
Change in short-term investments	125.5	(54.8)
Settlements of foreign currency exchange forward contracts	(2.8)	(3.9)
Acquisition of subsidiaries, net of cash acquired	(83.1)	—
Purchases of fixed assets	(4.9)	(6.8)
Other, net	3.6	(14.2)
Cash provided by (used in) investing activities	24.8	(25.5)
Cash flows from financing activities:
Additional long-term borrowings	125.0	—
Activity under stock incentive plans	0.2	0.3
Repurchase of Company's common shares	—	(19.0)
Payment of cash dividends to common shareholders	(8.3)	(6.2)
Cash provided by (used in) financing activities	116.9	(24.9)
Effect of exchange rate changes on cash	(0.1)	0.2
Change in cash	104.7	1.2
Cash, beginning of year	86.0	121.7
Cash, end of period	$190.7	$122.9

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements of Argo Group International Holdings, Ltd. (“Argo Group,” “we” or the “Company”) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The preparation of interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The major estimates reflected in our consolidated financial statements include, but are not limited to, reserves for losses and loss adjustment expenses; reinsurance recoverables, including the reinsurance recoverables allowance for doubtful accounts; estimates of written and earned premiums; reinsurance premium receivable; fair value of investments and assessment of potential impairment; valuation of goodwill and intangibles and our deferred tax asset valuation allowance. Actual results could differ from those estimates. Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 24, 2017.

Effective February 6, 2017, we completed the acquisition of Maybrooke Holdings, S.A. (“Maybrooke”) and its direct subsidiaries, including Ariel Re. We have accounted for the acquisition in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations,” and the purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. See Note 3, “Acquisition of Maybrooke,” for additional discussion regarding the acquisition and the related financial disclosures. The Consolidated Financial Statements as of and for the three months ended March 31, 2017 and the Notes to the Consolidated Financial Statements reflect the consolidated results of Argo Group and Maybrooke commencing on the date of acquisition.

The interim financial information as of, and for the three months ended, March 31, 2017 and 2016 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation.

During the first quarter of 2017, we evaluated and modified the presentation of our reportable segments to better reflect our new operating framework and management structure. Under this model, Argo Group’s chief operating decision maker – Mark E. Watson III, President and Chief Executive Officer – evaluates performance and allocates resources based on the review of the U.S. Operations and the International Operations. The U.S. Operations includes the former Excess & Surplus and Commercial Specialty reportable segments. The International Operations includes the former Syndicate 1200, International Specialty reportable segments, and the recently acquired Ariel Re business. (See Note 3, “Acquisition of Maybrooke” for details regarding Ariel Re.) The business unit that produces the risk and not the location of the underlying exposure is the primary characteristic in distinguishing operating and reportable segments. For example, a U.S. property exposure underwritten through our Syndicate platform would be included in International Operations. Consistent with prior periods, the Run-off Lines and Corporate segments include all other activity of Argo Group and are included in our consolidated financial results. Segment results for the three months ended March 31, 2016 have been reclassified to conform to the current presentation.

2.	Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, “Business Combination” (Topic 805). ASU 2017-01 clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance specifies the minimum inputs and processes required to meet the definition of a business. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those periods, with early adoption permitted. We do not anticipate that this ASU will have a material impact on our financial results or disclosures.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other” (Topic 350). ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill that is done in Step 2 of the current goodwill impairment test to measure a goodwill impairment loss. Instead, entities will record an impairment loss based on the excess of a reporting unit’s carrying amount over its fair value. The guidance will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. We do not anticipate that this ASU will have a material impact on our financial results or disclosures.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (Topic 230). ASU 2016-15 will reduce diversity in practice on how eight specific cash receipts and payments are classified on the statement of cash flows. The ASU will be effective for fiscal years beginning after December 15, 2017, including interim periods within those years. This ASU will have an impact on how we present the distributions received from equity method investees in our statement of cash flows. We have elected to adopt the cumulative earnings approach to classify distributions received from equity method investees, which we will adopt retrospectively. We anticipate that this ASU will have no net effect on our consolidated statements of cash flows, but will likely have an immaterial impact on the reclassification of specific cash receipts and payments within the statement.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (Topic 718). ASU 2016-09 simplifies the accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We have adopted this ASU as of January 1, 2017, and for presentation purposes, the incremental tax windfall or shortfall associated with these events will be classified as a cash inflow from operating activity as compared with a financing activity, as previously required. The impact to our financial statements was not material. Additionally, we have selected to continue estimating forfeitures based on historical patterns and will true-up the expenses upon vesting.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606), which replaces most existing U.S. GAAP revenue recognition guidance and permits the use of either the retrospective or cumulative effect transition method. In August 2015, “Deferral of the Effective Date” (Topic 606), deferred the effective date of this guidance to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. Subsequently, in 2016, the FASB issued implementation guidance related to ASU 2014-09, including:

•

ASU 2016-08, “Principal versus Agent considerations (Reporting Revenue Gross versus Net)” (Topic 606), which is intended to provide further clarification on the application of the principal versus agent implementations;

•	ASU 2016-10, “Identifying Performance Obligations and Licensing” (Topic 606), which is intended to clarify the guidance for identifying promised goods or service in a contract with a customer;

•	ASU 2016-11, “Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” (Topic 605) & 815);
•

ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients” (Topic 606), provides additional guidance for quantitative and qualitative disclosures in certain cases, and make 12 additional technical corrections and improvements to the new revenue standard.

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

3.	Acquisition of Maybrooke

Effective February 6, 2017, we completed the acquisition of Maybrooke whereby we acquired all of the issued and outstanding capital stock of Maybrooke. The initial purchase price of $235.3 million was paid in cash from funds on hand and available under our credit facility (see Note 7, “Other Indebtedness”). The initial purchase price is subject to post-closing adjustments based on a final calculation of the purchase price, to be delivered to the seller within 90 days of closing.

Through the acquisition of Maybrooke, we acquired Ariel Re, a global underwriter of specialty insurance and reinsurance business written primarily through its Lloyd’s Syndicate 1910. Ariel Re provides Argo Group with a number of strategic advantages, including enhanced scale in its London- and Bermuda-based platforms.

The acquisition is being accounting for in accordance with ASC 805, “Business Combinations.” Purchase accounting, as defined by ASC 805, requires that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. We are in the process of finalizing our determination of fair values, including an independent appraisal of certain assets and liabilities, including intangible assets. Therefore, a preliminarily allocation of the purchase price to the acquired assets, liabilities, and intangible assets is presented in the table below:

(in millions)
Assets:
Investments	$318.6
Cash	152.2
Accrued investment income	0.2
Premiums receivable	175.0
Reinsurance recoverables	80.3
Current income taxes receivable	0.2
Deferred acquisition costs, net	9.8
Ceded unearned premiums	92.6
Other assets	10.6
Total assets	839.5
Liabilities:
Reserves for losses and loss adjustment expenses	197.0
Unearned premiums	152.5
Accrued underwriting expenses	24.4
Ceded reinsurance payable, net	145.0
Junior subordinated debentures	83.6
Deferred tax liabilities	8.6
Other liabilities	33.5
Total liabilities	644.6

Net assets acquired	194.9
Initial purchase price	235.3
Intangible assets	$40.4

The fair value measurement period will continue into the second quarter of 2017, during which time we expect to finalize the valuation analyses. The excess of the purchase price over the fair value of the net assets acquired has been preliminarily allocated to intangible assets, which will be specifically identified and quantified during the second quarter of 2017. We did not record amortization expense related to the $40.4 million intangible assets during the first quarter of 2017 due to the intangible assets having not yet been specifically identified. We anticipate recording both amortizable and non-amortizable identifiable intangible assets and goodwill upon the completion of the valuation analyses, including intangible assets relating to the Lloyd’s Syndicate 1910 stamp capacity (non-amortizable), distribution networks (amortizable), and the Ariel Re tradename (amortizable). Goodwill is calculated as the excess of the purchase price over the fair value of the net assets recognized, including identifiable intangible assets.

We recognized approximately $2.5 million of transaction costs in the first quarter of 2017 related to the acquisition in our Consolidated Statements of Income, of which $2.2 million were reported in “Underwriting, acquisition and insurance expenses” and $0.3 million in “Interest expense” related to the borrowings under our credit facility to help fund the acquisition.

Maybrooke’s Contribution to Argo Group’s Revenue and Income

The following selected financial information summarizes the results of Maybrooke from the date of acquisition that have been included in our Consolidated Statement of Income:

(in millions)
Revenues	$23.3
Net income	$6.6

Unaudited Pro forma Results of Operations

The following unaudited pro forma financial information has been provided to present a summary of the combined results of Argo Group’s operations with Maybrooke’s as if the acquisition had occurred on January 1, 2016. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of what the results would have been had the acquisition been completed at the date indicated above, as it may not include all necessary adjustments. Future changes to Maybrooke’s business, such as, but not limited to, the impact from underwriting decisions, changes in risk selection, or retention rates, could result in a material favorable or unfavorable impact on Argo Group’s future results of operations and financial position. The unaudited pro forma results for three months ended March 31, 2017 include favorable development from prior accident years of $6.7 million, including $6.2 million relating to one specific claim in January 2017. In addition, the $2.5 million of nonrecurring transaction costs directly attributable to the acquisition, as disclosed above, have also been removed from the unaudited pro forma results for the three months ended March 31, 2017 in the table below. The unaudited pro forma results for the three months ended March 31, 2016 include the benefits of higher net retention resulting in increased earned premiums and profitability for prior Lloyd’s years of account, partially offset by unfavorable development on claims from prior accident years.

	For the Three Months Ended March 31,
(in millions, except per share data)	2017	2016
Pro forma revenues	$443.7	$439.2
Pro forma net income	47.0	43.4
Pro forma net income per share - basic	1.56	1.42
Pro forma net income per share - diluted	1.52	1.39

4.	Investments

Composition of Invested Assets

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments were as follows:

March 31, 2017
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Governments	$312.8	$0.6	$3.8	$309.6
Foreign Governments	239.6	1.8	5.8	235.6
Obligations of states and political subdivisions	345.2	10.1	1.4	353.9
Corporate bonds	1,402.7	22.4	15.6	1,409.5
Commercial mortgage-backed securities	146.8	0.5	1.8	145.5
Residential mortgage-backed securities	191.8	3.2	1.9	193.1
Asset-backed securities	128.8	0.2	1.7	127.3
Collateralized loan obligations	261.8	4.2	5.2	260.8
Total fixed maturities	3,029.5	43.0	37.2	3,035.3
Equity securities	329.5	122.9	5.2	447.2
Other investments	548.0	7.5	0.1	555.4
Short-term investments	527.7	—	—	527.7
Total investments	$4,434.7	$173.4	$42.5	$4,565.6

December 31, 2016
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Governments	$275.1	$0.6	$4.5	$271.2
Foreign Governments	244.2	1.1	8.0	237.3
Obligations of states and political subdivisions	375.7	8.9	1.8	382.8
Corporate bonds	1,316.9	23.3	19.5	1,320.7
Commercial mortgage-backed securities	154.9	0.4	1.6	153.7
Residential mortgage-backed securities	174.8	3.7	1.7	176.8
Asset-backed securities	127.6	0.1	2.1	125.6
Collateralized loan obligations	269.6	3.8	9.1	264.3
Total fixed maturities	2,938.8	41.9	48.3	2,932.4
Equity securities	335.2	117.9	5.7	447.4
Other investments	531.6	7.5	0.1	539.0
Short-term investments	405.5	—	—	405.5
Total investments	$4,211.1	$167.3	$54.1	$4,324.3

Included in “Total investments” in our Consolidated Balance Sheets at March 31, 2017 and December 31, 2016 is $154.0 million and $131.9 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party participants that provide underwriting capital to the operations of Syndicate 1200.

Contractual Maturity

The amortized cost and fair values of fixed maturity investments as of March 31, 2017, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$239.3	$235.3
Due after one year through five years	1,297.8	1,303.3
Due after five years through ten years	612.4	616.6
Thereafter	150.8	153.4
Structured securities	729.2	726.7
Total	$3,029.5	$3,035.3

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Other Invested Assets

Details regarding the carrying value and unfunded investment commitments of the other invested assets portfolio as of March 31, 2017 and December 31, 2016 were as follows:

March 31, 2017
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$177.4	$—
Private equity	178.6	95.5
Long only funds	191.7	—
Other investments	7.7	—
Total other invested assets	$555.4	$95.5

December 31, 2016
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$180.9	$—
Private equity	179.0	93.4
Long only funds	170.7	—
Other investments	8.4	—
Total other invested assets	$539.0	$93.4

The following describes each investment type:

•	Hedge funds: Hedge funds include funds that primarily buy and sell stocks, including short sales, multi-strategy credit, relative value credit and distressed credit.
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

Unrealized Losses and Other-Than-Temporary Impairments

An aging of unrealized losses on our investments in fixed maturities, equity securities, other investments and short-term investments is presented below:

March 31, 2017	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$193.0	$3.8	$—	$—	$193.0	$3.8
Foreign Governments	144.8	5.8	—	—	144.8	5.8
Obligations of states and political subdivisions	50.1	1.3	1.6	0.1	51.7	1.4
Corporate bonds	446.6	13.8	40.8	1.8	487.4	15.6
Commercial mortgage-backed securities	88.2	1.7	5.4	0.1	93.6	1.8
Residential mortgage-backed securities (2)	101.2	1.9	8.5	—	109.7	1.9
Asset-backed securities	75.1	1.0	4.7	0.7	79.8	1.7
Collateralized loan obligations	92.4	5.0	3.9	0.2	96.3	5.2
Total fixed maturities	1,191.4	34.3	64.9	2.9	1,256.3	37.2
Equity securities	62.4	5.2	—	—	62.4	5.2
Other investments	0.3	0.1	—	—	0.3	0.1
Short-term investments (1)	25.0	—	—	—	25.0	—
Total	$1,279.1	$39.6	$64.9	$2.9	$1,344.0	$42.5

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

December 31, 2016	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments (2)	$183.4	$4.5	$—	$—	$183.4	$4.5
Foreign Governments	201.2	8.0	—	—	201.2	8.0
Obligations of states and political subdivisions(1)	72.6	1.7	1.8	0.1	74.4	1.8
Corporate bonds	490.5	17.7	50.6	1.8	541.1	19.5
Commercial mortgage-backed securities	70.6	1.5	7.1	0.1	77.7	1.6
Residential mortgage-backed securities (2)	87.5	1.7	4.4	—	91.9	1.7
Asset-backed securities	69.7	1.4	8.2	0.7	77.9	2.1
Collateralized loan obligations	122.5	8.6	16.9	0.5	139.4	9.1
Total fixed maturities	1,298.0	45.1	89.0	3.2	1,387.0	48.3
Equity securities	62.1	5.7	—	—	62.1	5.7
Other investments	0.3	0.1	—	—	0.3	0.1
Short-term investments	4.8	—	—	—	4.8	—
Total	$1,365.2	$50.9	$89.0	$3.2	$1,454.2	$54.1

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

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

We hold a total of 7,909 securities, of which 2,035 were in an unrealized loss position for less than one year and 149 were in an unrealized loss position for a period one year or greater as of March 31, 2017. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increased credit spreads, foreign currency fluctuations and higher market yields relative to the date the securities were purchased, and for structured securities, by the performance of the underlying collateral, as well. In considering whether an investment is other-than-temporarily impaired or not, we also considered that we do not intend to sell the investments and it is unlikely that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. In situations where we did not recognize other-than-temporary losses on investments in our equity portfolio, we have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation, have the ability and intent to hold these investments until a recovery of the cost basis. We do not consider these investments to be other-than-temporarily impaired at March 31, 2017.

We recognized other-than-temporary losses on our fixed maturities and equity portfolio as follows:

	For the Three Months Ended March 31,
(in millions)	2017	2016
Other-than-temporary impairment:
Corporate bonds	$—	$(1.1)
Equity securities	(0.4)	(0.6)
Other-than-temporary impairment losses	$(0.4)	$(1.7)

Realized Gains and Losses

The following table presents our gross realized investment and other gains (losses):

	For the Three Months Ended March 31,
(in millions)	2017	2016
Realized gains
Fixed maturities	$7.1	$6.4
Equity securities	15.7	19.3
Other investments	6.0	10.2
Short-term investments	0.2	0.2
Gross realized investment and other gains	29.0	36.1
Realized losses
Fixed maturities	(6.2)	(8.4)
Equity securities	(0.7)	(6.1)
Other investments	(7.0)	(22.6)
Short-term investments	(0.1)	(0.1)
Other-than-temporary impairment losses on fixed maturities	—	(0.6)
Other-than-temporary impairment losses on equity securities	(0.4)	(1.1)
Gross realized investment and other losses	(14.4)	(38.9)
Net realized investment and other gains (losses) before income taxes	14.6	(2.8)
Income tax expense	(4.3)	(1.2)
Net realized investment and other gains (losses), net of income taxes	$10.3	$(4.0)

The cost of securities sold is based on the specific identification method.

Changes in unrealized appreciation (depreciation) related to investments are summarized as follows:

	For the Three Months Ended March 31,
(in millions)	2017	2016
Change in unrealized gains (losses)
Fixed maturities	$12.6	$38.9
Equity securities	5.3	(9.0)
Other investments	—	0.6
Short-term investments	—	0.5
Net unrealized investment and other gains before income taxes	17.9	31.0
Income tax expense	(4.6)	(3.7)
Net unrealized investment and other gains, net of income taxes	$13.3	$27.3

Foreign Currency Exchange Forward Contracts

We entered into foreign currency exchange forward contracts to manage currency exposure on our Canadian dollar (“CAD”) investment portfolio, minimize negative impacts to our investment portfolio returns, manage currency exposure on certain Euro (“EUR”) denominated investments and gain exposure to a total return strategy which invests in multiple currencies. These currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other investments”. The realized and unrealized gains and losses are included in “Net realized investment and other (losses) gains” in our Consolidated Statements of Income.

The fair value of our foreign currency exchange forward contracts as of March 31, 2017 and December 31, 2016 was as follows:

(in millions)	March 31, 2017	December 31, 2016
Operational currency exposure	$2.5	$—
Asset manager investment exposure	(0.7)	0.7
Total return strategy	1.2	3.3
	$3.0	$4.0

The following table represents our gross investment realized gains and losses on our foreign currency exchange forward contracts:

	For the Three Months Ended March 31,
(in millions)	2017	2016
Realized gains
Operational currency exposure	$2.0	$2.8
Asset manager investment exposure	0.5	—
Total return strategy	3.1	6.7
Gross realized investment gains	5.6	9.5
Realized losses
Operational currency exposure	(2.2)	(8.5)
Asset manager investment exposure	(1.4)	(3.6)
Total return strategy	(1.9)	(9.2)
Gross realized investment losses	(5.5)	(21.3)
Net realized investment gains on foreign currency exchange forward contracts	$0.1	$(11.8)

Regulatory Deposits, Pledged Securities and Letters of Credit

(in millions)	March 31, 2017	December 31, 2016
Securities on deposit for regulatory and other purposes	$183.9	$168.7
Securities pledged as collateral for letters of credit	37.6	35.9
Securities and cash on deposit supporting Lloyd’s business	396.8	161.8
Total restricted investments	$618.3	$366.4

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

We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of March 31, 2017. A description of the valuation techniques we use to measure assets at fair value is as follows:

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

Fixed Maturities (Available-for-Sale) Levels 1 and 2:

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

Transfers Between Level 1 and Level 2 Securities: There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2017.

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	March 31, 2017	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
U.S. Governments	$309.6	$279.0	$30.6	$—
Foreign Governments	235.6	—	235.6	—
Obligations of states and political subdivisions	353.9	—	353.9	—
Corporate bonds	1,409.5	—	1,407.5	2.0
Commercial mortgage-backed securities	145.5	—	145.5	—
Residential mortgage-backed securities	193.1	—	193.1	—
Asset-backed securities	127.3	—	127.3	—
Collateralized loan obligations	260.8	—	260.8	—
Total fixed maturities	3,035.3	279.0	2,754.3	2.0
Equity securities	447.2	444.7	2.1	0.4
Other investments	111.2	—	111.2	—
Short-term investments	527.7	511.6	16.1	—
	$4,121.4	$1,235.3	$2,883.7	$2.4

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2016	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
U.S. Governments	$271.2	$228.0	$43.2	$—
Foreign Governments	237.3	—	237.3	—
Obligations of states and political subdivisions	382.8	—	382.8	—
Corporate bonds	1,320.7	—	1,318.7	2.0
Commercial mortgage-backed securities	153.7	—	153.7	—
Residential mortgage-backed securities	176.8	—	176.8	—
Asset-backed securities	125.6	—	125.6	—
Collateralized loan obligations	264.3	—	264.3	—
Total fixed maturities	2,932.4	228.0	2,702.4	2.0
Equity securities	447.4	444.9	2.1	0.4
Other investments	95.5	—	95.5	—
Short-term investments	405.5	375.1	30.4	—
	$3,880.8	$1,048.0	$2,830.4	$2.4

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

The fair value measurements in the tables above do not equal “Total investments” on our Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:

Fair Value Measurements Using Observable Inputs (Level 3)

(in millions)	Corporate Bonds	Equity Securities	Total
Beginning balance, January 1, 2017	$2.0	$0.4	$2.4
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	—	—
Included in other comprehensive income (loss)	—	—	—
Purchases, issuances, sales, and settlements:
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Ending balance, March 31, 2017	$2.0	$0.4	$2.4
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2017	$—	$—	$—

(in millions)	Corporate Bonds	Equity Securities	Total
Beginning balance, January 1, 2016	$—	$0.7	$0.7
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	—	—
Included in other comprehensive income (loss)	—	—	—
Purchases, issuances, sales, and settlements:
Purchases	2.0	—	2.0
Issuances	—	—	—
Sales	—	(0.3)	(0.3)
Settlements	—	—	—
Ending balance, December 31, 2016	$2.0	$0.4	$2.4
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2016	$—	$—	$—

At March 31, 2017 and December 31, 2016, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.

5.	Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Three Months Ended March 31,
(in millions)	2017	2016
Net reserves beginning of the year	$2,180.2	$2,133.3
Net Maybrooke reserves aquired	132.6	—
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	215.7	194.8
Prior accident years	6.8	(3.2)
Losses and LAE incurred during calendar year, net of reinsurance	222.5	191.6
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	27.4	24.8
Prior accident years	155.3	144.7
Losses and LAE payments made during current calendar year, net of reinsurance:	182.7	169.5
Change in participation interest (1)	(23.2)	(42.3)
Foreign exchange adjustments	3.6	(3.6)
Net reserves - end of period	2,333.0	2,109.5
Add:
Reinsurance recoverables on unpaid losses and LAE, end of year	1,247.3	1,032.0
Gross reserves - end of period	$3,580.3	$3,141.5

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

The impact from the unfavorable (favorable) development of prior accident years’ loss and LAE reserves on each reporting segment is presented below:

	For the Three Months Ended March 31,
(in millions)	2017	2016
U.S. Operations	$(5.2)	$(2.9)
International Operations	9.6	(1.7)
Run-off Lines	2.4	1.4
Total unfavorable (favorable) prior-year development	$6.8	$(3.2)

The following describes the primary factors behind each segment’s prior accident year reserve development for the three months ended March 31, 2017 and 2016:

Three months ended March 31, 2017:

•	U.S. Operations: Favorable development for workers compensation, commercial auto and commercial multi-peril lines, partially offset by unfavorable development in professional liability lines.
•

International Operations: Unfavorable development in the liabilities lines primarily attributable to the impact of the change in discount rate used to calculate awards for personal injury claims (“U.K. Ogden rate”), and to the late reporting of Hurricane Matthew claims within property lines.

•	Run-off Lines: Unfavorable development in risk management lines and other run-off lines.

Three months ended March 31, 2016:

•	U.S. Operations: Favorable development within property and commercial automobile lines of business, partially offset by unfavorable development in the general and products liability lines.
•	International Operations: Favorable development within the property lines.
•	Run-off Lines: Unfavorable development in run-off workers compensation and other run-off lines, partially offset by favorable development in the run-off reinsurance lines.

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

6.	Junior Subordinated Debentures

Trust Preferred Debentures

Through a series of trusts, that are wholly-owned subsidiaries (non-consolidated), we issued debt. The debentures are variable with the rate being reset quarterly and subject to certain interest rate ceilings. Interest payments are payable quarterly. The debentures are all unsecured and are subordinated to other indebtedness. At March 31, 2017 and December 31, 2016, all debentures were eligible for redemption subject to certain terms and conditions at a price equal to 100% of the principal plus accrued and unpaid interest.

A summary of our outstanding junior subordinated debentures is presented below:

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at March 31, 2017	Amount
Argo Group
05/15/2003	PXRE Capital Statutory Trust II	05/15/2033	3M LIBOR + 4.10%	5.14%	$18.1
11/06/2003	PXRE Capital Trust VI	09/30/2033	3M LIBOR + 3.90%	5.05%	10.3
Argo Group US
05/15/2003	Argonaut Group Statutory Trust I	05/15/2033	3M LIBOR + 4.10%	5.14%	15.5
12/16/2003	Argonaut Group Statutory Trust III	01/08/2034	3M LIBOR + 4.10%	5.12%	12.3
04/29/2004	Argonaut Group Statutory Trust IV	04/29/2034	3M LIBOR + 3.85%	4.89%	13.4
05/26/2004	Argonaut Group Statutory Trust V	05/24/2034	3M LIBOR + 3.85%	4.90%	12.3
05/12/2004	Argonaut Group Statutory Trust VI	05/12/2034	3M LIBOR + 3.80%	4.95%	13.4
09/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M LIBOR + 3.60%	4.73%	15.5
09/22/2004	Argonaut Group Statutory Trust VIII	09/22/2034	3M LIBOR + 3.55%	4.71%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M LIBOR + 3.60%	4.73%	15.5
09/15/2005	Argonaut Group Statutory Trust X	09/15/2035	3M LIBOR + 3.40%	4.53%	30.9
	Total Outstanding				$172.7

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at December 31, 2016	Amount
Argo Group
05/15/2003	PXRE Capital Statutory Trust II	05/15/2033	3M LIBOR + 4.10%	5.00%	$18.1
11/06/2003	PXRE Capital Trust VI	09/30/2033	3M LIBOR + 3.90%	4.90%	10.3
Argo Group US
05/15/2003	Argonaut Group Statutory Trust I	05/15/2033	3M LIBOR + 4.10%	5.00%	15.5
12/16/2003	Argonaut Group Statutory Trust III	01/08/2034	3M LIBOR + 4.10%	4.98%	12.3
04/29/2004	Argonaut Group Statutory Trust IV	04/29/2034	3M LIBOR + 3.85%	4.76%	13.4
05/26/2004	Argonaut Group Statutory Trust V	05/24/2034	3M LIBOR + 3.85%	4.77%	12.3
05/12/2004	Argonaut Group Statutory Trust VI	05/12/2034	3M LIBOR + 3.80%	4.79%	13.4
09/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M LIBOR + 3.60%	4.56%	15.5
09/22/2004	Argonaut Group Statutory Trust VIII	09/22/2034	3M LIBOR + 3.55%	4.55%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M LIBOR + 3.60%	4.56%	15.5
09/15/2005	Argonaut Group Statutory Trust X	09/15/2035	3M LIBOR + 3.40%	4.36%	30.9
	Total Outstanding				$172.7
Maybrooke Junior Subordinated Debentures

Unsecured junior subordinated debentures with a principal balance of $91.8 million were assumed through the acquisition of Maybrooke (“the Maybrooke debt”). The Maybrooke debt is carried on our consolidated balance sheet at $83.6 million, which represents our initial estimate of the debt’s fair value, as required by accounting for business combinations under ASC 805 (see Note 3, “Acquisition of Maybrooke”). This fair value is subject to change based on finalizing the valuation of Maybrooke’s opening balance sheet during the second quarter of 2017. At March 31, 2017, the Maybrooke debt was eligible for redemption at par. Interest accrues on the Maybrooke debt based on a variable rate, which is reset quarterly. Interest payments are payable quarterly. A summary of the terms of the Maybrooke debt outstanding at March 31, 2017 is presented below:

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at March 31, 2017	Principal at March 31, 2017	Fair Value at March 31, 2017
9/15/2007	9/15/2037	3 month LIBOR + 3.15%	4.28%	$91.8	$83.6

7.	Other Indebtedness

Our Consolidated Balance Sheets includes various long-term debt instruments under the caption “Other indebtedness,” as detailed in the table below. Information regarding the terms and principal amounts of each of these debt instruments is also provided.

(in millions)
Debt Type	March 31, 2017	December 31, 2016
Floating rate loan stock	$54.7	$54.8
Term loan	125.0	—
Other debt	0.6	0.6
Total other indebtedness	$180.3	$55.4

Floating Rate Loan Stock

This debt was assumed through the acquisition of Lloyd’s Syndicate 1200. These notes are unsecured. At March 31, 2017 and December 31, 2016, all notes were eligible for redemption subject to certain terms and conditions at a price equal to 100% of the principal plus accrued and unpaid interest. Interest on the U.S. Dollar and Euro notes is due semiannually and quarterly, respectively. A summary of the notes outstanding at March 31, 2017 and December 31, 2016 is presented below:

(in millions)
Issue Date	Currency	Maturity	Rate Structure	Interest Rate at March 31, 2017	Amount
12/08/2004	U.S. Dollar	11/15/2034	6 month LIBOR + 4.2%	5.18%	$6.5
09/06/2005	Euro	08/22/2035	3 month LIBOR + 4.0%	3.70%	12.7
10/31/2006	U.S. Dollar	01/15/2036	6 month LIBOR + 4.0%	4.98%	10.0
10/31/2006	Euro	11/22/2036	3 month LIBOR + 4.0%	3.70%	11.2
06/08/2007	Euro	09/15/2037	3 month LIBOR + 3.9%	3.58%	14.3
					$54.7

(in millions)
Issue Date	Currency	Maturity	Rate Structure	Interest Rate at December 31, 2016	Amount
12/08/2004	U.S. Dollar	11/15/2034	6 month LIBOR + 4.2%	5.18%	$6.5
09/06/2005	Euro	08/22/2035	3 month LIBOR + 4.0%	3.70%	12.8
10/31/2006	U.S. Dollar	01/15/2036	6 month LIBOR + 4.0%	4.98%	10.0
10/31/2006	Euro	11/22/2036	3 month LIBOR + 4.0%	3.70%	11.2
06/08/2007	Euro	09/15/2037	3 month LIBOR + 3.9%	3.58%	14.3
					$54.8

No principal payments have been made since the acquisition of Lloyd’s Syndicate 1200. The floating rate loan stock denominated in Euros fluctuates due to foreign currency translation. The outstanding balance on these loans was $38.2 million and $38.3 million as of March 31, 2017 and December 31, 2016, respectively. The foreign currency translation adjustment is recorded in our Consolidated Statements of Income.

Borrowing Under Credit Facility

On March 3, 2017, each of Argo Group, Argo Group US, Inc., Argo International Holdings Limited and Argo Underwriting Agency Limited (the “Borrowers”) entered into a $325.0 million Credit Agreement (“New Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The New Credit Agreement replaced and terminated the previous $175.0 million Credit Agreement (“Prior Agreement”).

The New Credit Agreement provides for a $200.0 million revolving credit facility with a maturity date of March 3, 2022 unless extended in accordance with the terms of the New Credit Agreement. In addition, the New Credit Agreement includes a $125.0 million term loan borrowing, which Argo Group used to pay off in its entirety the $125.0 million borrowing drawn on January 31, 2017 under the Prior Agreement to help fund the acquisition of Maybrooke. Interest accrues based on a variable rate, which resets and is payable based on reset options selected by Argo Group pursuant to the terms of the New Credit Agreement. A summary of the terms of the outstanding balance at March 31, 2017 is presented below:

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at March 31, 2017	Amount
3/3/2017	3/3/2019	2 month LIBOR + 1.5%	2.40%	$125.0

Borrowings under the New Credit Agreement may be used for general corporate purposes, including working capital, permitted acquisitions and letters of credit, and each of the Borrowers has agreed to be jointly and severally liable for the obligations of the other Borrowers under the New Credit Agreement.

The New Credit Agreement contains customary events of default. If an event of default occurs and is continuing, the Borrowers could be required immediately to repay all amounts outstanding under the New Credit Agreement. Lenders holding at least a majority of the loans and commitments under the New Credit Agreement could elect to accelerate the maturity of the loans and/or terminate the commitments under the New Credit Agreement upon the occurrence and during the continuation of an event of default.

Included in the New Credit Agreement is a provision that allows up to $200.0 million of the revolving credit facility to be used for LOCs, subject to availability. On March 3, 2017, the $0.2 million LOC outstanding under the Prior Credit Agreement was transferred to the New Credit Agreement. At March 31, 2017 and December 31, 2016, there were no borrowings outstanding under the revolving portions of the credit facilities, and $0.2 million in LOCs against the New Credit Agreement and Prior Credit Agreement, respectively.

Other Debt

As part of the ARIS Title Insurance Corporation (“ARIS”) acquisition, at March 31, 2017 and December 31, 2016, we had a note payable for $0.6 million. The note had a variable interest rate of 2.00% above 30-day LIBOR, with the variable interest rate being reset quarterly and subject to certain interest rate ceilings. Interest payments are payable quarterly. The note payable matures on April 1, 2019.

8.	Disclosures about Fair Value of Financial Instruments

Cash. The carrying amount approximates fair value.

Investment securities and short-term investments. See Note 4, “Investments,” for additional information.

Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables approximates fair value. At March 31, 2017 and December 31, 2016, the carrying values of premiums receivable over 90 days were $17.3 million and $14.3 million, respectively. Included in “Reinsurance recoverables” in our Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, are amounts that are due from trade capital providers associated with the operations of Syndicate 1200. Upon settlement, the receivable is offset against the liability which is included in “Ceded reinsurance payable, net” in our accompanying Consolidated Balance Sheets. At March 31, 2017 and December 31, 2016, the payable was in excess of the receivable. Of our reinsurance recoverables on paid losses, excluding amounts attributable to Syndicate 1200’s trade capital providers, at March 31, 2017 and December 31, 2016, the carrying values over 90 days were $9.8 million and $11.2 million, respectively. Our methodology for establishing our allowances for doubtful accounts includes specifically identifying all potential uncollectible balances regardless of aging. At March 31, 2017 and December 31, 2016, the allowance for doubtful accounts for premiums receivable was $3.1 million and $2.7 million, respectively, and the allowance for doubtful accounts for reinsurance recoverables on paid losses was $2.1 million and $2.1 million, respectively. Premiums receivable over 90 days were secured by collateral in the amount of $0.2 million and $0.1 million at March 31, 2017 and December 31, 2016, respectively. Reinsurance recoverables on paid losses over 90 days were secured by collateral in the amount of $0.3 million and $0.6 at March 31, 2017 and December 31, 2016, respectively.

Debt. At March 31, 2017 and December 31, 2016, the fair value of our junior subordinated debentures, senior unsecured fixed rate notes and other indebtedness was estimated using appropriate market indices or quoted prices from external sources based on current market conditions.

A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	March 31, 2017		December 31, 2016
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures	$172.7	$166.5	$172.7	$162.4
Senior unsecured fixed rate notes	139.5	141.7	139.5	139.3
Other indebtedness:
Floating rate loan stock	54.7	52.7	54.8	51.5
Note payable	0.6	0.6	0.6	0.6

9.	Shareholders’ Equity

On February 21, 2017, our Board of directors declared a quarterly cash dividend in the amount of $0.27 on each share of common stock outstanding. On March 15, 2017, we paid $8.3 million to our shareholders of record on March 3, 2017.

On February 16, 2016, our Board of Directors declared a quarterly cash dividend in the amount of $0.22 on each share of common stock outstanding. On March 15, 2016, we paid $6.2 million to our shareholders of record on March 1, 2016.

On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous Repurchase Authorizations. As of March 31, 2017, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $130.3 million.

We did not repurchase any common shares for the three months ended March 31, 2017.

10.	Accumulated Other Comprehensive Income (Loss)

A summary of changes in accumulated other comprehensive income (loss), net of taxes (where applicable) by component for the three months ended March 31, 2017 and 2016 is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2017	$(17.6)	$72.4	$(7.1)	$47.7
Other comprehensive income (loss) before reclassifications	0.6	24.3	—	24.9
Amounts reclassified from accumulated other comprehensive income (loss)	—	(11.0)	—	(11.0)
Net current-period other comprehensive income (loss)	0.6	13.3	—	13.9
Balance at March 31, 2017	$(17.0)	$85.7	$(7.1)	$61.6

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2016	$(21.6)	$40.0	$(6.9)	$11.5
Other comprehensive income (loss) before reclassifications	1.5	31.0	—	32.5
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3.7)	—	(3.7)
Net current-period other comprehensive income (loss)	1.5	27.3	—	28.8
Balance at March 31, 2016	$(20.1)	$67.3	$(6.9)	$40.3

The following table illustrates the amounts reclassified from accumulated other comprehensive income (loss) shown in the above tables that have been included in our Consolidated Statements of Income:

	Three Months Ended March 31,
(in millions)	2017	2016
Unrealized gains and losses on securities:
Net realized investment gains	$(16.2)	$(7.8)
Provision for income taxes	5.2	4.1
Net of taxes	$(11.0)	$(3.7)

11.	Net Income Per Common Share

The following table presents the calculation of net income per common share on a basic and diluted basis:

	For the Three Months Ended March 31,
(in millions, except number of shares and per share amounts)	2017	2016
Net income	$36.7	$27.7
Weighted average common shares outstanding - basic	30,047,083	30,479,243
Effect of dilutive securities:
Equity compensation awards	894,326	652,978
Weighted average common shares outstanding - diluted	30,941,409	31,132,221
Net income per common share:
Basic	$1.22	$0.91
Diluted	$1.19	$0.89

Excluded from the weighted average common shares outstanding calculation at March 31, 2017 and 2016 are 10,028,755 shares and 9,525,296 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date.

12.	Supplemental Cash Flow Information

Income taxes paid. During the three months ended March 31, 2017, no income taxes were paid. We paid income taxes of $0.3 million during the three months ended March 31, 2016.

Income taxes recovered. We recovered income taxes of $2.2 million and $0.3 million during the three months ended March 31, 2017 and 2016, respectively.

Interest paid was as follows:

	For the Three Months Ended March 31,
(in millions)	2017	2016
Senior unsecured fixed rate notes	$2.3	$2.3
Junior subordinated debentures	2.9	1.8
Other indebtedness	0.8	0.8
Revolving credit facility	0.3	—
Total interest paid	$6.3	$4.9

13.	Share-based Compensation

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

The following table summarizes the assumptions we used for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Risk-free rate of return	1.93%	1.37%
Expected dividend yields	1.63	1.62%
Expected award life (years)	4.49	4.61
Expected volatility	18.70%	19.64%

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

Restricted Shares

A summary of restricted share activity as of March 31, 2017 and changes during the three months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2017	702,030	$42.69
Granted	162,361	$64.35
Vested and issued	(123,163)	$42.15
Expired or forfeited	(20,080)	$48.72
Outstanding at March 31, 2017	721,148	$47.49

The restricted shares vest over two to four years. Expense recognized under this plan for the restricted shares was $2.8 million and $1.7 million for the three months ended March 31, 2017 and 2016, respectively. Compensation expense for all share-based compensation awards is included in “Underwriting, acquisition and insurance expenses” in the accompanying Consolidated Statements of Income. As of March 31, 2017, there was $26.0 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group.

Stock-Settled SARs

In January 2016, we modified certain unvested cash-settled SARs, converting the awards into stock-settled SARs. We evaluated this modification under the terms of ASU 718 “Share Based Payments,” and determined that no additional expense resulted from the conversion. The expense for the stock-settled SARs will be amortized over the remaining vesting period.

A summary of stock-settled SARs activity as of March 31, 2017 and changes during the three months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2017	1,982,695	$34.80
Exercised	(244,429)	$32.14
Expired or forfeited	(37,773)	$39.77
Outstanding at March 31, 2017	1,700,493	$35.07

The stock-settled SARs vest over a one to four year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. Expense recognized for the stock-settled SARs was $0.7 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was $6.5 million of total unrecognized compensation cost related to stock-settled SARs outstanding.

Cash-Settled SARs

A summary of cash-settled SARs activity as of March 31, 2017 and changes during the three months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2017	500,486	$32.08
Exercised	(123,488)	$32.86
Expired or forfeited	(9,314)	$23.90
Outstanding at March 31, 2017	367,684	$32.03

The cash-settled SARs vest over a one to four year period. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We account for the cash-settled SARs as liability awards, which require the awards to be revalued at each reporting period. Expense recognized for the cash-settled SARs was $1.4 million for the three months ended March 31, 2017. For the three months ended March 31, 2016, we recouped $0.3 million of expense, primarily related to the conversion of certain cash-settled SARs. As of March 31, 2017, there was no unrecognized compensation cost related to cash-settled SARs outstanding.

14.	Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses were as follows:

	For the Three Months Ended March 31,
(in millions)	2017	2016
Commissions	$61.2	$57.1
General expenses	88.7	70.6
Premium taxes, boards and bureaus	7.4	6.6
	157.3	134.3
Net deferral of policy acquisition costs	(3.7)	(1.7)
Total underwriting, acquisition and insurance expenses	$153.6	$132.6

The $18.1 million increase in general expenses for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 includes the following items:

•	$4.4 million from Maybrooke’s operating expenses incurred from the date of acquisition through March 31, 2017;
•	$2.5 million of transaction costs related to the acquisition of Maybrooke incurred during the first quarter of 2017;
•

$4.0 million of restructuring and start-up costs incurred during the three months ended March 31, 2017 associated with the transition of certain infrastructure and application information technology functions to third party managed service providers as part of ongoing operating efficiency initiatives; and

•

A $1.9 million increase in expense for equity-related compensation, which was $4.9 million for the three months ended March 31, 2017, as compared to $3.0 million for the three months ended March 31, 2016.

The remaining increase was primarily attributable to higher personnel and other fixed costs incurred in our U.S. Operations segment to support the top line growth within the segment.

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

We also have operations in Belgium, Switzerland, Brazil, France, Malta, Spain, Ireland, and Luxembourg, which also are subject to income taxes imposed by the jurisdiction in which they operate. We have operations in the United Arab Emirates, which are not subject to income tax under the laws of that country.

Our income tax provision includes the following components:

	For the Three Months Ended March 31,
(in millions)	2017	2016
Current tax provision	$—	$1.5
Deferred tax provision related to:
Future tax deductions	6.1	2.9
Valuation allowance change	(0.1)	1.0
Income tax provision	$6.0	$5.4

For the three months ended March 31, 2017 and 2016, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

	For the Three Months Ended March 31,
(in millions)	2017			2016
	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$26.5		0.0%	$22.0		0.0%
United States	24.0		26.9%	23.3		23.7%
United Kingdom	(6.9)		6.7%	(12.3)		1.5%
Belgium	—	(1)	0.0%	—	(1)	0.0%
Brazil	(0.8)		0.0%	(0.1)		0.0%
United Arab Emirates	—	(1)	0.0%	—	(1)	0.0%
Ireland	—	(1)	0.0%	—	(1)	0.0%
Malta	0.6		0.0%	0.2		0.0%
Luxembourg	(0.7)		0.0%	—		0.0%
Switzerland	—	(1)	21.0%	—	(1)	19.8%
Total	$42.7		14.1%	$33.1		16.2%

(1)	Pre-tax income for the respective year was less than $0.1 million.

Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

	For the Three Months Ended March 31,
(in millions)	2017	2016
Income tax provision at expected rate	$7.2	$5.8
Tax effect of:
Tax-exempt interest	(0.8)	(0.9)
Dividends received deduction	(0.5)	(0.5)
Valuation allowance change	(0.1)	1.0
Other permanent adjustments, net	0.1	0.2
Adjustment for prior period	(0.7)	(1.5)
Adjustment for annualized rate	(0.7)	—
Other foreign adjustments	0.8	—
Deferred tax rate reduction	—	(0.3)
Foreign exchange adjustments	0.6	1.5
Foreign withholding taxes	0.1	0.1
Income tax provision	$6.0	$5.4
Income tax provision - Foreign	$(0.5)	$(0.2)
Income tax provision - United States, Federal	6.4	5.5
Income tax (benefit) provision - United States, State	—	—
Foreign withholding tax - United States	0.1	0.1
Income tax provision	$6.0	$5.4

Our net deferred tax assets (liabilities) are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally two years for net operating losses and three years for capital losses for our United States operations. At March 31, 2017, we had a total net deferred tax liability of $17.0 million prior to any valuation allowance.

Management has determined that a valuation allowance is required for a portion of the tax-effected net operating loss carryforward included as part of the United States consolidated group of $15.6 million generated from PXRE Corporation and for the tax-effected net operating loss carryforward of $1.0 million from ARIS. The valuation allowances have been established as Internal Revenue Code Section 382 limits the application of net operating loss and net capital loss carryforwards following an ownership change. The loss carryforwards available per year are $2.8 million as required by Internal Revenue Code Section 382.

Furthermore, due to cumulative losses since inception, management has concluded that a valuation allowance is required for the full amount of the tax-effected net operating losses generated by our Brazil and Malta entities.

Accordingly, a valuation allowance of $26.1 million is required as of March 31, 2017 of which $13.7 million relates to the PXRE Corporation and ARIS loss carryforwards, $8.6 million relates to Brazil operations, $2.7 million relates to Maybrooke, and $1.1 million relates to Malta operations. For the three months ended March 31, 2017, the valuation allowance was reduced by $0.2 million pertaining to PXRE Corporation and ARIS loss carryforwards, increased by $2.7 million pertaining to our Maybrooke acquisition and the related net operating loss carryforward, increased by $0.3 pertaining to our Brazil operations, and decreased by $0.2 million pertaining to our Malta operations.

Of the PXRE Corporation net operating loss carryforwards, $14.1 million will expire if not used by December 31, 2025 and $1.5 million will expire if not used by December 31, 2027. Of the ARIS loss carryforward, $0.2 million will expire if not used by December 31, 2027, $0.4 million will expire if not used by December 31, 2028 and $0.4 million will expire if not used by December 31, 2029.

For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. We had no material unrecognized tax benefits as of March 31, 2017 and 2016. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2013. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2014.

16.	Commitments and Contingencies

Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

We have contractual commitments to invest up to $95.5 million related to our limited partnership investments at March 31, 2017. These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time, not to exceed thirteen years.

17.Segment Information

We are primarily engaged in underwriting property and casualty insurance and reinsurance. We have two ongoing reporting segments: U.S. Operations and International Operations. Additionally, we have a Run-off Lines segment for certain products that we no longer underwrite. See Note 1, “Basis of Presentation,” for information on the changes to our reporting segments that were effective beginning in the first quarter of 2017.

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

Revenue and income (loss) before income taxes for each segment were as follows:

	For the Three Months Ended March 31,
(in millions)	2017	2016
Revenue:
Earned premiums
U.S. Operations	$221.2	$206.6
International Operations	158.2	138.3
Run-off Lines	—	—
Total earned premiums	379.4	344.9
Net investment income (loss)
U.S. Operations	19.9	13.8
International Operations	6.6	6.1
Run-off Lines	2.1	2.2
Corporate and Other	1.9	(0.9)
Total net investment income	30.5	21.2
Fee and other income	3.6	6.8
Net realized investment and other gains (losses)	14.6	(2.8)
Total revenue	$428.1	$370.1

	For the Three Months Ended March 31,
(in millions)	2017	2016
Income (loss) before income taxes
U.S. Operations	$37.2	$34.9
International Operations	8.3	17.7
Run-off Lines	(2.5)	(1.4)
Total segment income before taxes	43.0	51.2
Corporate and Other	(14.9)	(15.3)
Net realized investment and other gains (losses)	14.6	(2.8)
Total income before income taxes	$42.7	$33.1

The table below presents earned premiums by geographic location for the three months ended March 31, 2017 and 2016. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Three Months Ended March 31,
(in millions)	2017	2016
Bermuda	$25.6	$28.1
Brazil	12.8	9.2
Malta	1.0	0.5
United Kingdom	118.8	100.5
United States	221.2	206.6
Total earned premiums	$379.4	$344.9

The following table represents identifiable assets:

(in millions)	March 31, 2017	December 31, 2016
U.S. Operations	$4,057.1	$3,961.2
International Operations	3,076.7	2,356.9
Run-off Lines	412.8	537.0
Corporate and Other	472.9	349.9
Total	$8,019.5	$7,205.0

Included in total assets at March 31, 2017 and December 31, 2016 are $633.4 million and $630.4 million, respectively, in assets associated with trade capital providers.

18.	Senior Unsecured Fixed Rate Notes

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

In accordance with ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (Topic 835), we present the unamortized debt issuance costs in the balance sheet as a direct deduction from the carrying value of the debt liability. At March 31, 2017 and December 31, 2016, the Notes consisted of the following:

(in millions)	March 31, 2017	December 31, 2016
Senior unsecured fixed rate notes
Principal	$143.8	$143.8
Less: unamortized debt issuance costs	(4.3)	(4.3)
Senior unsecured fixed rate notes, less unamortized debt issuance costs	$139.5	$139.5

In accordance with Article 10 of SEC Regulation S-X, we have elected to present condensed consolidating financial information in lieu of separate financial statements for the Subsidiary Issuer. The following tables present condensed consolidating financial information at March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016, of the Parent Guarantor and the Subsidiary Issuer. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.

The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations and cash flows of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2017

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$4.5	$2,882.3	$1,678.8	$—	$4,565.6
Cash	—	41.1	149.6	—	190.7
Accrued investment income	—	16.5	5.3	—	21.8
Premiums receivable	—	196.4	461.3	—	657.7
Reinsurance recoverables	—	1,374.0	53.0	—	1,427.0
Goodwill and other intangible assets, net	40.4	126.6	92.3	—	259.3
Deferred acquisition costs, net	—	66.0	89.1	—	155.1
Ceded unearned premiums	—	185.6	253.0	—	438.6
Other assets	10.1	173.7	119.9	—	303.7
Intercompany note receivable	—	50.7	69.3	(120.0)	—
Investments in subsidiaries	2,090.8	—	—	(2,090.8)	—
Total assets	$2,145.8	$5,112.9	$2,971.6	$(2,210.8)	$8,019.5
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,340.2	$1,240.1	$—	$3,580.3
Unearned premiums	—	591.5	538.9	—	1,130.4
Funds held and ceded reinsurance payable, net	—	752.8	(100.7)	—	652.1
Long-term debt	153.4	284.4	138.3	—	576.1
Current income taxes payable, net	—	6.3	1.7	—	8.0
Deferred tax liabilities, net	—	30.1	13.0	—	43.1
Accrued underwriting expenses and other liabilities	12.7	95.6	86.6	—	194.9
Due to affiliates	25.1	(2.8)	2.8	(25.1)	—
Intercompany note payable	120.0	10.0	(10.0)	(120.0)	—
Total liabilities	311.2	4,108.1	1,910.7	(145.1)	6,184.9
Total shareholders' equity	1,834.6	1,004.8	1,060.9	(2,065.7)	1,834.6
Total liabilities and shareholders' equity	$2,145.8	$5,112.9	$2,971.6	$(2,210.8)	$8,019.5

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2016

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$2.2	$2,834.2	$1,487.9	$—	$4,324.3
Cash	—	53.7	32.3	—	86.0
Accrued investment income	—	16.0	4.7	—	20.7
Premiums receivable	—	204.9	258.9	—	463.8
Reinsurance recoverables	—	1,348.4	37.2	—	1,385.6
Goodwill and other intangible assets, net	—	127.1	92.8	—	219.9
Deferred acquisition costs, net	—	63.5	75.6	—	139.1
Ceded unearned premiums	—	168.9	133.9	—	302.8
Other assets	8.7	168.0	86.1	—	262.8
Intercompany note receivable	—	50.2	(50.2)	—	—
Investments in subsidiaries	1,834.4	—	—	(1,834.4)	—
Total assets	$1,845.3	$5,034.9	$2,159.2	$(1,834.4)	$7,205.0
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,322.4	$1,028.4	$—	$3,350.8
Unearned premiums	—	580.0	390.0	—	970.0
Funds held and ceded reinsurance payable, net	—	750.2	(206.5)	—	543.7
Long-term debt	28.4	284.4	54.8	—	367.6
Current income taxes payable, net	—	8.5	(0.4)	—	8.1
Deferred tax liabilities, net	—	17.6	6.5	—	24.1
Accrued underwriting expenses and other liabilities	13.7	92.0	42.3	—	148.0
Due to affiliates	10.5	1.8	(1.8)	(10.5)	—
Total liabilities	52.6	4,056.9	1,313.3	(10.5)	5,412.3
Total shareholders' equity	1,792.7	978.0	845.9	(1,823.9)	1,792.7
Total liabilities and shareholders' equity	$1,845.3	$5,034.9	$2,159.2	$(1,834.4)	$7,205.0

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$130.9	$248.5	$—	$379.4
Net investment (expense) income	(1.7)	18.9	13.3	—	30.5
Fee and other income	—	2.8	0.8	—	3.6
Net realized investment and other gains	0.5	13.8	0.3	—	14.6
Total revenue	(1.2)	166.4	262.9	—	428.1
Expenses:
Losses and loss adjustment expenses	—	76.1	146.4	—	222.5
Underwriting, acquisition and insurance expenses	8.4	58.2	87.0	—	153.6
Interest expense	0.3	4.3	1.3	—	5.9
Fee and other expense	—	3.4	0.7	—	4.1
Foreign currency exchange loss (gains)	—	0.1	(0.8)	—	(0.7)
Total expenses	8.7	142.1	234.6	—	385.4
(Loss) Income before income taxes	(9.9)	24.3	28.3	—	42.7
Provision for income taxes	—	6.4	(0.4)	—	6.0
Net (loss) income before equity in earnings of subsidiaries	(9.9)	17.9	28.7	—	36.7
Equity in undistributed earnings of subsidiaries	46.6	—	—	(46.6)	—
Net income	$36.7	$17.9	$28.7	$(46.6)	$36.7

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$119.9	$225.0	$—	$344.9
Net investment (expense) income	(0.6)	12.6	9.2	—	21.2
Fee and other income	—	5.2	1.6	—	6.8
Net realized investment and other gains (losses)	—	11.2	(14.0)	—	(2.8)
Total revenue	(0.6)	148.9	221.8	—	370.1
Expenses:
Losses and loss adjustment expenses	—	68.3	123.3	—	191.6
Underwriting, acquisition and insurance expenses	5.2	47.6	79.8	—	132.6
Interest expense	0.3	3.9	0.6	—	4.8
Fee and other expense	—	6.2	0.3	—	6.5
Foreign currency exchange loss	—	—	1.5	—	1.5
Total expenses	5.5	126.0	205.5	—	337.0
(Loss) Income before income taxes	(6.1)	22.9	16.3	—	33.1
Provision for income taxes	—	5.4	—	—	5.4
Net (loss) income before equity in earnings of subsidiaries	(6.1)	17.5	16.3	—	27.7
Equity in undistributed earnings of subsidiaries	33.8	—	—	(33.8)	—
Net income	$27.7	$17.5	$16.3	$(33.8)	$27.7

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows used in operating activities	$(2.0)	$(14.7)	$(20.2)	$—	$(36.9)
Cash flows from investing activities:
Proceeds from sales of investments	—	228.9	225.1	—	454.0
Maturities and mandatory calls of fixed maturity investments	—	135.5	46.6	—	182.1
Purchases of investments	—	(446.5)	(197.9)	—	(644.4)
Change in short-term investments and foreign regulatory deposits	0.5	65.5	54.3	—	120.3
Settlements of foreign currency exchange forward contracts	—	—	(2.8)	—	(2.8)
Acquisition of subsidiaries, net of cash and cash equivalents acquired	(235.3)	—	152.2	—	(83.1)
Issuance of intercompany note, net	—	—	(120.0)	120.0	—
Purchases of fixed assets and other, net	(0.1)	18.7	(19.9)	—	(1.3)
Cash (used in) provided by investing activities	(234.9)	2.1	137.6	120.0	24.8
Cash flows from financing activities:
Additional long-term borrowings	125.0	—	—	—	125.0
Borrowing under intercompany note, net	120.0	—	—	(120.0)	—
Activity under stock incentive plans	0.2	—	—	—	0.2
Payment of cash dividend to common shareholders	(8.3)	—	—	—	(8.3)
Cash provided by (used in) financing activities	236.9	—	—	(120.0)	116.9
Effect of exchange rate changes on cash	—	—	(0.1)	—	(0.1)
Change in cash	—	(12.6)	117.3	—	104.7
Cash, beginning of year	—	53.7	32.3	—	86.0
Cash, end of period	$—	$41.1	$149.6	$—	$190.7

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$5.6	$23.3	$22.5	$—	$51.4
Cash flows from investing activities:
Proceeds from sales of investments	—	306.0	74.7	—	380.7
Maturities and mandatory calls of fixed maturity investments	—	84.8	48.4	—	133.2
Purchases of investments	—	(364.1)	(94.5)	—	(458.6)
Change in short-term investments and foreign regulatory deposits	0.3	(34.6)	(21.6)	—	(55.9)
Settlements of foreign currency exchange forward contracts	—	—	(3.9)	—	(3.9)
Purchases of fixed assets and other, net	—	(10.9)	(10.1)	—	(21.0)
Cash provided by (used in) investing activities	0.3	(18.8)	(7.0)	$—	(25.5)
Cash flows from financing activities:
Activity under stock incentive plans	0.3	—	—	—	0.3
Repurchase of Company's common shares	—	(19.0)	—	—	(19.0)
Payment of cash dividend to common shareholders	(6.2)	—	—	—	(6.2)
Cash used in financing activities	(5.9)	(19.0)	—	$—	(24.9)
Effect of exchange rate changes on cash	—	—	0.2	—	0.2
Change in cash	—	(14.5)	15.7	—	1.2
Cash, beginning of year	—	88.8	32.9	—	121.7
Cash, end of period	$—	$74.3	$48.6	$—	$122.9

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

19.	Subsequent Event

Material Sale of Invested Asset

On April 28, 2017, Markel Corporation (“Markel”) announced that they had completed the acquisition of SureTec Financial Corp. (“SureTec). At March 31, 2017, we held 20% of the outstanding shares of SureTec which are included in “Other investments” in our Consolidated Balance Sheets with a fair value of $27.2 million at March 31, 2017. Subsequent to the balance sheet date and prior to the filing of this report on Form 10-Q, we have surrendered our capital holdings in SureTec and in the second quarter of 2017 will recognize a pre-tax gain on sale of approximately $16 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our results of operations for three months ended March 31, 2017 compared with the three months ended March 31, 2016, and also a discussion of our financial condition as of March 31, 2017. This discussion and analysis should be read in conjunction with the attached unaudited interim Condensed Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on February 24, 2017, including the audited Consolidated Financial Statements and notes thereto.

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

Consolidated Results of Operations

For the three months ended March 31, 2017, we reported net income of $36.7 million, or $1.19 per diluted share.  Effective February 6, 2017, we completed the acquisition of Maybrooke Holdings, S.A., and its subsidiaries, including Ariel Reinsurance, Ltd (collectively “Ariel Re”). Included in our consolidated results of operations for the three months ended March 31, 2017 is activity specifically attributable to Ariel Re from the date of acquisition.  For the three months ended March 31, 2016, we reported net income of $27.7 million, or $0.89 per diluted share.

The following is a comparison of selected data from our operations:

	For the Three Months Ended March 31,
(in millions)	2017	2016
Gross written premiums	$598.6	$519.8
Earned premiums	$379.4	$344.9
Net investment income	30.5	21.2
Fee and other income	3.6	6.8
Net realized investment and other gains (losses)	14.6	(2.8)
Total revenue	$428.1	$370.1
Income before income taxes	$42.7	$33.1
Provision for income taxes	6.0	5.4
Net income	$36.7	$27.7
Loss ratio	58.6%	55.5%
Expense ratio	40.5%	38.5%
Combined ratio	99.1%	94.0%

Consolidated gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended March 31,
	2017		2016
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$148.7	$89.6	$140.7	$85.2
Liability	250.0	164.4	230.2	162.1
Professional	69.3	50.1	61.2	41.1
Specialty	130.6	75.3	87.7	56.5
Total	$598.6	$379.4	$519.8	$344.9

The increase in consolidated gross written and earned premiums for the three months ended March 31, 2017 as compared to the same period ended 2016 was attributable to growth across all product lines as we continue to focus on introducing new products and increasing renewals.  Additionally, Ariel Re contributed $30.5 million of gross written premiums and $23.2 million of earned premiums from the date of acquisition through March 31, 2017. During 2017 all product lines have experienced increased competition and pressure on rates due to the current market conditions. Consolidated earned premiums increased for the three months ended March 31, 2017 as compared to the same period in 2016 due to increased gross written premiums in the second half of 2016. Partially offsetting these increases was the reduction in our participation percentage for the Syndicate 1200 operations.

The increase in consolidated net investment income for the three months ended March 31, 2017 as compared to the same period ended 2016 was primarily attributable to a $9.8 million increase in the return on our alternative investment portfolio, from a $1.5 million loss for the three months ended March 31, 2016 to an $8.3 million gain for the same period ended 2017. Additionally, net investment income from our fixed maturity portfolio increased $2.7 million from $20.6 million for the three months ended March 31, 2016 to $23.3 million for the same period ended 2017.  Partially offsetting these increases was a $1.2 million decline in net investment income from our equity portfolio, from $4.7 million for the three months ended March 31, 2016 to $3.5 million for the same period ended 2017.  Investment related expenses increased $1.6 million for the three months ended March 31, 2017 as compared to the same period ended 2016.  Net investment income attributable to Ariel Re was negligible from the date of acquisition through March 31, 2017.

Consolidated net realized investment and other gains for the three months ended March 31, 2017 consisted of $19.8 million in realized gains from the sale of equity and fixed maturity securities.  Partially offsetting these realized gains was $4.8 million of realized foreign currency exchange losses, primarily from our fixed maturity portfolio.  Additionally, for the three months ended March 31, 2017, we recognized a $0.4 million other-than-temporary impairment loss within our equity portfolio.  Consolidated net realized investment and other losses for the three months ended March 31, 2016 were negatively impacted by foreign currency exchange rates during the quarter.  Included in net realized losses was a $17.1 million realized loss generated by the foreign currency changes, including $11.8 million realized loss on our foreign currency forward contracts and $5.1 million on our fixed maturity portfolio.  For the three months ended March 31, 2016, we recognized $1.7 million of other-than-temporary impairment losses from the write down of certain investment securities.  Partially offsetting these realized losses was $16.0 million in realized gains from the sales of certain equity and fixed maturity holdings.

Consolidated losses and loss adjustment expenses were $222.5 million and $191.6 million for the three months ended March 31, 2017 and 2016, respectively.  The increase in the consolidated loss ratio for the three months ended March 31, 2017 as compared to the same period ended 2016 was primarily attributable to net unfavorable development on prior accident years reserves, partially offset by reduced catastrophe losses.  Losses and loss adjustment expenses include $10.8 million for Ariel Re from the date of acquisition through March 31, 2017.  Included in losses and loss adjustment expenses for the three months ended March 31, 2017 and 2016 was $1.8 million and $3.3 million, respectively, in catastrophe losses attributable to storm activity.  Included in losses and loss adjustment expenses for the three months ended March 31, 2017 and 2016 was $6.8 million of net unfavorable loss reserve development on prior accident years compared to $3.2 million of net favorable loss reserve development on prior accident years for the same period ending 2016.  Included in the net unfavorable development for the three months ended March 31, 2017 was $4.5 million in unfavorable development due to the impact of the change in discount rate used to calculate awards for personal injury claims (“Ogden rate) and $4.9 million due to late reported claims for Hurricane Matthew in the U.K.

The following table summarizes the above referenced loss reserve development with respect to prior year loss reserves by line of business for the three months ended March 31, 2017.

(in millions)	2016 Net Reserves	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2016 Net Reserves
General and professional liability	$1,028.9	$7.5	0.7%
Workers compensation	312.9	(3.7)	-1.2%
Syndicate 1200 liability	198.1	4.2	2.1%
Commercial multi-peril	156.6	(3.4)	-2.2%
Commercial auto liability	113.6	(2.6)	-2.3%
Syndicate 1200 property	72.8	6.2	8.5%
All other lines	297.3	(1.4)	-0.3%
Total	$2,180.2	$6.8	0.3%

In determining appropriate reserve levels for the three months ended March 31, 2017, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates.  No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for loss and loss adjustment expenses and record our best estimate.  Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data.  While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent years, this does not imply that more recent accident years’ reserves also will develop favorably; pricing, reinsurance costs, legal environment, general economic conditions including changes in inflation and many other factors impact our ultimate loss estimates.

When determining reserve levels, we recognize that there are several factors that present challenges and uncertainties to the estimation of net loss reserves. Our net retained losses vary by product and they have generally increased over time. To properly recognize these uncertainties, actuarial reviews have given significant consideration to the paid and incurred Bornhuetter-Ferguson (“BF”) methodologies. Compared with other actuarial methodologies, the paid and incurred BF methods assign smaller weight to actual reported loss experience, with the greatest weight assigned to an expected or planned loss ratio. The expected or planned loss ratio has typically been determined using various assumptions pertaining to prospective loss frequency and loss severity. In setting reserves at March 31, 2017, we continued to consider the paid and incurred BF methods for recent years.

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

Consolidated gross reserves for losses and loss adjustment expenses were $3,580.3 million (including $188.7 million of reserves attributable to the Syndicate 1200 trade capital providers) and $3,141.5 million (including $131.0 million of reserves attributable to the Syndicate 1200  trade capital providers) as of March 31, 2017 and 2016, respectively. Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future favorable or unfavorable loss development, which may be material, will not occur.

Consolidated underwriting, insurance and acquisition expenses were $153.6 million and $132.6 million for the three months ended March 31, 2017 and 2016, respectively. The increase in the expense ratio for the three months ended March 31, 2017 as compared to the same period ended 2016 was primarily attributable to an increase in the non-acquisition expense.  From the date of acquisition through March 31, 2017, Ariel Re contributed $4.6 million in underwriting expenses.  Included in non-acquisition expenses for the three months ended March 31, 2017 were $2.5 million in transaction costs related to the Ariel Re acquisition, $4.0 million in restructuring and start-up costs resulting from the restructuring of our information technology department, as well as increased depreciation and occupancy expenses.

Consolidated interest expense was $5.9 million and $4.8 million for the three months ended March 31, 2017 and 2016, respectively.  Included in consolidated interest expense was $0.7 million from the operations of Ariel Re from the date of acquisition through March 31, 2017.  The remaining increase was primarily attributable to interest expense on a $125.0 million term loan entered into to fund a portion of the acquisition price of Ariel Re.

Consolidated foreign currency exchange gains were $0.7 million for the three months ended March 31, 2017 compared to a foreign currency exchange loss of $1.5 million for the same period ended 2016. The changes in the foreign currency exchange gains/losses were due to fluctuations of the United States Dollar, on a weighted average basis, against such currencies in which we transact our business. For the three months ended March 31, 2017, the United States Dollar was essentially flat against such major currencies.  For the three months ended March 31, 2016, the United States Dollar weakened against such major currencies, excluding the British Pound.

The consolidated income tax provision represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the provision for income taxes represents taxes on net income for our United States, Ireland, Belgium, Brazil, Switzerland and United Kingdom operations. The consolidated provision for income taxes was $6.0 million for the three months ended March 31, 2017 compared to $5.4 million for the same period ended 2016. The effective tax rate declined to 14.1% for the three months ended March 31, 2017 from 16.2% for the same period ended 2016.  The decline in the effective tax rate was primarily attributable to an increase in the income tax benefit for our U.K. operations, coupled with a decline in taxable income and tax provision of our U.S. operations.  Partially offsetting this reduction to tax expense was $1.2 million of tax expense for Ariel Re for the period since acquisition.

Segment Results

As discussed in Note 1 “Basis of Presentation” and Note 17 “Segment Information”, during the first quarter of 2017, we evaluated and modified the presentation of our reportable segments to reflect our new operating framework and management structure. As a result, we have organized our business into two ongoing reporting segments: U.S. Operations and the International Operations. The U.S. Operations includes the former Excess & Surplus and Commercial Specialty reportable segments. The International Operations includes the former Syndicate 1200, International Specialty reportable segments, and the recently acquired Ariel Re business. Consistent with prior periods, the Run-off Lines and Corporate segments include all other activity of Argo Group and are included in our consolidated financial results.  It is the business unit that produces the risk and not the location of the underlying exposure that is the primary characteristic in distinguishing U.S Operations from International Operations.  For example, a U.S. property exposure underwritten through our Syndicate platform would be included in our International Operations.

Our reportable segments will include four primary insurance and reinsurance services and offerings as follows:

•

Property – includes both property insurance and reinsurance solutions.  Insurance products cover commercial properties primarily in North America with some residential and international covers. Reinsurance covers underlying exposures that are located throughout the world, including the United States.   These offerings include coverages for man-made and natural disasters.

•

Liability – includes a broad range of primary and excess casualty for risks on both an admitted and non-admitted basis in the United States. Internationally, Argo Group writes worldwide casualty risks primarily exposed in the UK, Canada, and Australia.

•	Professional – includes various professional lines products including errors and omissions, management liability (including Directors and Officers) and cyber coverages.
•	Specialty – includes niche insurance coverages including marine & energy, accident & health, and surety product offerings.

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

U.S. Operations

The following table summarizes the results of operations for the U.S. Operations segment:

	For the Three Months Ended March 31,
(in millions)	2017	2016
Gross written premiums	$335.0	$287.6
Earned premiums	$221.2	$206.6
Losses and loss adjustment expenses	123.0	115.5
Underwriting, acquisition and insurance expenses	77.4	66.9
Underwriting income	20.8	24.2
Net investment income	19.9	13.8
Interest expense	(2.7)	(2.2)
Fee and other income	2.0	4.5
Fee and other expense	(2.8)	(5.4)
Income before income taxes	$37.2	$34.9
Loss ratio	55.6%	55.9%
Expense ratio	35.0%	32.4%
Combined ratio	90.6%	88.3%

Gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended March 31,
	2017		2016
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$55.9	$29.0	$43.7	$33.5
Liability	218.0	145.8	193.9	140.8
Professional	33.1	26.2	29.5	17.6
Specialty	28.0	20.2	20.5	14.7
Total	$335.0	$221.2	$287.6	$206.6

The increase in gross written premiums for property was primarily attributable to an increase in premiums from our fronting programs, which do not impact earned premiums, but result in a ceding commissions received.  The decline in earned premiums for property was primarily attributable to reduced gross written premiums for the non-fronting programs which was primarily driven by increased competition and pressure on rates.  The increase in gross written and earned premiums for liability was primarily attributable to growth in the general casualty and other lines due to introduction of new products, growth in our coal lines due to the upturn in the coal market and within our public entity lines due to new business.  The increase in gross written and earned premiums within professional was primarily attributable to new business within our management liability and errors & omissions lines.   The increase in gross written and earned premiums for specialty was driven by the introduction of new products within our programs division coupled with growth from new business in our surety lines.

The loss ratio for the three months ended March 31, 2017 was basically flat as compared to the same period in 2016 was primarily attributable to increased net favorable loss reserve development on prior accident years and reduced catastrophe losses, partially offset by higher current accident year losses.  Included in losses and loss adjustment expenses for the three months ended March 31, 2017 was $5.2 million of net favorable loss reserve development on prior accident years primarily attributable to $13.5 million in net favorable development for the workers compensation, commercial auto and commercial multi-peril lines.  Partially offsetting this net favorable development was $8.3 million in net unfavorable development primarily attributable to the professional liability lines. Included in losses and loss adjustment expenses for the three months ended March 31, 2016 was $2.9 million of net favorable loss reserve development on prior accident years primarily within the property and commercial automobile lines of business, partially offset by unfavorable development in general and products liability lines of business.  Catastrophe losses from storm activity in the United States declined to $0.8 million for the three months ended March 31, 2017 from $2.3 million for the same period ended 2016.  Current accident year losses for the three months ended March 31, 2017 increased as compared to the same period ended 2016 due to property losses.

The increase in the expense ratio for the three months ended March 31, 2017 as compared to the same period ended 2016 was primarily attributable to increased non-acquisition costs.  The increase in the non-acquisition costs for the three months ended March 31, 2017 was primarily attributable to increased compensation related expenses and occupancy expenses due to increased staffing for new growth areas.  Non-acquisition expenses for the three months ended March 31, 2016 were favorably impacted by the proceeds from the sale of select business lines.  The acquisition expense ratios were comparable for the periods presented.

Fee and other income, and the associated fee and other expense, declined for the three months March 31, 2017 as compared to the same period in 2016 due to the exiting of certain brokerage programs in 2016.

International Operations

The following table summarizes the results of operations for the International Operations segment:

	For the Three Months Ended March 31,
(in millions)	2017	2016
Gross written premiums	$263.6	$232.2
Earned premiums	$158.2	$138.3
Losses and loss adjustment expenses	97.1	74.7
Underwriting, acquisition and insurance expenses	57.5	51.8
Underwriting income	3.6	11.8
Net investment income	6.6	6.1
Interest expense	(2.0)	(1.3)
Fee and other income	0.8	1.6
Fee and other expense	(0.7)	(0.5)
Income before income taxes	$8.3	$17.7
Loss ratio	61.3%	54.0%
Expense ratio	36.4%	37.5%
Combined ratio	97.7%	91.5%

Gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended March 31,
	2017		2016
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$92.8	$60.6	$97.0	$51.7
Liability	32.0	18.6	36.3	21.3
Professional	36.2	23.9	31.7	23.5
Specialty	102.6	55.1	67.2	41.8
Total	$263.6	$158.2	$232.2	$138.3

The decline in gross written premiums for property was primarily attributable to a $14.6 million reduction at Syndicate 1200 due to timing differences on renewals coupled with reductions due to increased competition.  Partially offsetting these reductions were $4.5 million in increased premiums for our Argo Re and Brazil operations.  Additionally, Ariel Re contributed $5.9 million in gross written premiums from the date of acquisition through March 31, 2017.  Earned premiums for property were favorably impacted by Ariel Re contributing $14.3 million in earned premiums from the date of acquisition through March 31, 2017.  The decline in gross written and earned premiums for liability was primarily due to reductions for Syndicate 1200 and Bermuda casualty due to timing differences in account renewals.  The increase in gross written and earned premiums for professional was primarily attributable to growth in the Bermuda and European professional lines, directors & officers and cyber lines, partially offset by a decline in professional indemnity.   The increase in gross written and earned premiums for specialty was primarily attributable to Ariel Re contributing $24.7 million of gross written premiums and $8.9 million of earned premiums for the date of acquisition through March 31, 2017.  Additionally, gross written premiums were favorably impacted by increases within the marine and energy, surety, political risk and livestock lines.  Partially offsetting these increases were reductions in the aerospace division due to planned reductions to these exposures.

The increase in the loss ratio for the three months ended March 31, 2017 as compared to the same period in 2016 was attributable to net unfavorable loss reserve development on prior accident years for the three months ended March 31, 2017 versus net favorable loss reserve development for the three months ended March 31, 2016.  Included in losses and loss adjustment expenses was $10.8 million for Ariel Re from the date of acquisition through March 31, 2017.   Included in losses and loss adjustment expenses for the three months ended March 31, 2017 was $9.6 million of net unfavorable loss reserve development on prior accident years. The net unfavorable development was primarily driven by $4.2 million in the liabilities lines primarily attributable to the $4.5 million impact of the change in the Ogden rate, coupled with $6.2 million in the property lines primarily attributable to the $4.9 million due to late reporting of Hurricane Matthew claims in the U.K.  Included in losses and loss adjustment expenses for the three months ended March 31, 2016 was $1.7 million of net favorable loss reserve development on prior accident years primarily within the property lines.  Catastrophe losses were comparable at $1.0 million for each of the periods ended March 31, 2017 and 2016.

The decline in the expense ratio for the three months ended March 31, 2017 as compared to the same period ended 2016 was primarily attributable to the favorable impact of earned premium relative to the expenses contributed by Ariel Re from the date of acquisition through March 31, 2017.  Ariel Re contributed $4.6 million in underwriting expenses.  Excluding the results of operations for Ariel Re, the expense ratio was 39.2%.  The increase in the adjusted expense ratio was due to increased commission and contingent commission expenses.

Fee income and other income represent fees and profit commission derived from the management of third party capital for our underwriting syndicate at Lloyd’s.  The decline in fee and other income for the three months ended March 31, 2017 as compared to the same periods in 2016 was primarily due to timing differences.  Fee and other expenses were comparable for the periods presented.

Run-off Lines

The following table summarizes the results of operations for the Run-off Lines segment:

	For the Three Months Ended March 31,
(in millions)	2017	2016
Earned premiums	$—	$—
Losses and loss adjustment expenses	2.4	1.4
Underwriting, acquisition and insurance expenses	1.9	1.8
Underwriting loss	(4.3)	(3.2)
Net investment income	2.1	2.2
Interest expense	(0.3)	(0.4)
Loss before income taxes	$(2.5)	$(1.4)

Losses and loss adjustment expenses for the three months ended March 31, 2017 was the result of net unfavorable loss reserve development on prior accident years of $1.4 million in our risk management lines and $1.0 million in our other run-off lines.  Loss expense for the Run-off Lines segment for the three months ended March 31, 2016 was due to unfavorable development in the run-off workers compensation and other run-off lines, partially offset by favorable development in the run-off reinsurance lines.

The following table represents a reconciliation of total gross and net reserves for the Run-off Lines. Amounts in the net column are reduced by reinsurance recoverable.

	For the Three Months Ended March 31,
	2017		2016
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$48.4	$40.6	$46.4	$43.5
Incurred losses	0.3	0.3	0.4	0.4
Losses paid	(3.6)	(3.3)	(1.8)	(1.7)
Loss reserves - asbestos and environmental, end of year	45.1	37.6	45.0	42.2
Risk management reserves	236.5	148.2	248.3	153.8
Run-off reinsurance reserves	1.9	1.9	2.4	2.4
Other run-off lines	3.7	3.7	4.5	4.2
Total loss reserves - Run-off Lines	$287.2	$191.4	$300.2	$202.6

Underwriting, acquisition and insurance expenses for the Run-off Lines segment consists primarily of administrative expenses.  The expenses are comparable between periods.

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

Cash provided by operating activities can fluctuate due to a timing difference in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the three months ended March 31, 2017, net cash used in operating activities was $36.9 million, as compared to net cash provided by operating activities of $51.3 million for the three months ended March 31, 2016. The decrease in cash flows from operating activities in 2017 from 2016 is attributable to various fluctuations within our operating activities, primarily driven by the timing of reinsurance premium payments, reinsurance recoveries and premium cash receipts in the respective periods.

Net cash provided by investing activities was $24.8 million for the three months ended March 31, 2017, as compared to net cash used in investing activities of $25.5 million for the three months ended March 31, 2016. Included in the $50.3 million net increase in cash provided by investing activities was the $235.3 million cash outflow related to the purchase of Maybrooke, net of $152.2 million of cash acquired. In order to generate funds to help finance the Maybrooke acquisition, we positioned our portfolio to capitalize on liquidity events that occur during the normal course of managing our portfolio. These actions resulted in additional proceeds from sales, maturities, and calls of fixed maturity, equity, and other investments of $122.2 million over the same period in 2016. The remaining increase in cash provided by investing activities relates to the timing of reinvesting portions of the cash proceeds from the sales and maturity of investments before the end of the period.

For the three months ended March 31, 2017, net cash provided by financing activities was $116.9 million, as compared to net cash used in financing activities of $24.8 million for the three months ended March 31, 2016. During the three months ended March 31, 2017, we borrowed $125.0 million as a term loan under our credit facility to help fund the acquisition of Maybrooke. During the three months ended March 31, 2016, we repurchased 343,652 shares of our common stock for a total cost of $19.0 million. We did not repurchase any common shares during the three months ended March 31, 2017. We paid cash dividends to our shareholders totaling $8.3 million and $6.2 million during the three months ended March 31, 2017 and 2016, respectively.

Effective February 6, 2017, we completed the acquisition of Maybrooke Holdings, S.A. for $235.3 million. We drew $125.0 million under our Credit Agreement in order to help fund the acquisition and paid the remaining $110.3 million with available cash on hand. In addition to the cash needs related to this acquisition, we will have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations will come primarily from parent company cash, dividends and other payments from our insurance company subsidiaries and from our line of credit.

On March 3, 2017, each of Argo Group, Argo Group US, Inc., Argo International Holdings Limited, and Argo Underwriting Agency Limited (the “Borrowers”) entered into a $325 million credit agreement (“Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement replaced and terminated the original $175 credit agreement. The Credit Agreement provides for a $200.0 million revolving credit facility with a maturity date of March 3, 2022 unless extended in accordance with the terms of the Credit Agreement. In addition, the Credit Agreement includes a $125 million term loan borrowing, which Argo Group used to pay off in its entirety the $125.0 million borrowing drawn on January 31, 2017 under the prior credit agreement to help fund the acquisition of Maybrooke. At March 31, 2017, the $125.0 million drawn on this term loan remained outstanding, with a maturity date of March 3, 2019. The term loan bears interest based on a variable rate, which resets and is payable based on reset options we select pursuant to the terms of the Credit Agreement. As of March 31, 2017, the interest rate on this debt was equal to the two-month LIBOR (0.90% at March 31, 2017) plus 150 basis points, or 2.40%.

Borrowings under the Credit Agreement may be used for general corporate purposes, including working capital and permitted acquisitions, and each of the Borrowers has agreed to be jointly and severally liable for the obligations of the other Borrowers under the Credit Agreement.

The Credit Agreement contains customary events of default. If an event of default occurs and is continuing, the Borrowers could be required to repay all amounts outstanding under the Credit Agreement. Lenders holding at least a majority of the loans and commitments under the Credit Agreement could elect to accelerate the maturity of the loans and/or terminate the commitments under the Credit Agreement upon the occurrence and during the continuation of an event of default. No defaults or events of defaults have occurred as of the date of this filing.

Included in the Credit Agreement is a provision that allows up to $200.0 million of the revolving credit facility to be used for letters of credit (“LOCs”), subject to availability. As of March 31, 2017, there were no borrowings outstanding and $0.2 million in LOCs against the revolving credit facility.

On May 3, 2016, our Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous repurchase authorizations. Shares purchased are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of March 31, 2017, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $130.3 million.

Refer to Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2016 that Argo Group filed with the SEC on February 24, 2017 for further discussion on Argo Group’s liquidity.

Recent Accounting Standards and Critical Accounting Estimates

New Accounting Standards

The discussion of the adoption and pending adoption of recently issued accounting policies is included in Note 2, “Recently Issued Accounting Standards,” in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 - “Consolidated Financial Statements (unaudited).”

Critical Accounting Estimates

Refer to “Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 that we filed with the SEC on February 24, 2017 for information on accounting policies that we consider critical in preparing our consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe that we are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk.

Interest Rate Risk

Our primary market risk exposure is the exposure of our fixed maturity investment portfolio to interest rate risk and the changes in interest rates. Fluctuations in interest rates have a direct impact on the fair valuation of these securities. As interest rates rise, the fair value of our fixed maturity portfolio falls, and the converse is also true. We manage interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates. The model duration of the assets comprising our fixed maturity investment portfolio was 2.48 years and 2.58 years at December 31, 2016 and 2015, respectively.

Credit Risk

We have exposure to credit risk on losses recoverable from reinsurers and receivables from insureds. Our controls to mitigate this risk include limiting our exposure to any one counterparty, evaluating the financial strength of our reinsurers, generally requiring minimum credit ratings and in certain cases receiving collateral from our reinsurers and insureds.

We have also have exposure to credit risk in our investment holdings. Our risk management strategy and investment policy attempts to mitigate this risk by primarily investing in debt instruments of high credit quality issuers, limiting credit concentration, monitoring the credit quality of issuers and counterparties and diversifying issuers. The weighted average rating of our fixed maturity investments was A+ with 87.0% and 87.1% rated investment grade or better (BBB- or higher) at March 31, 2017 and December 31, 2016, respectively.

Our portfolio also includes alternative investments with a carrying value at March 31, 2017 and December 31, 2016 of $555.4 million and $539.0 million (12.2% and 12.5% of total invested assets) respectively. We may invest in both long and short equities, corporate debt securities, currencies, real estate, commodities and derivatives. We attempt to mitigate our risk by selecting managers with extensive experience, proven track records and robust controls and processes. We also mitigate our risk by diversifying through multiple managers and different types of assets and asset classes.

Equity Price Risk

We hold a diversified portfolio of equity securities with a fair value of $447.2 million and $447.4 million (9.8% and 10.3% of total invested assets) at March 31, 2017 and December 31, 2016, respectively. Our equity securities are exposed to equity price risk which is defined as the potential for loss in fair value due to a decline in equity prices. We believe the diversification of our equity securities among various industries, market segments and issuers mitigates our exposure to equity price risk.

Foreign Currency Risk

We have exposure to foreign currency risk in our insurance contracts, invested assets and to a lesser extent, a portion of our debt. We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance contracts that are payable in currencies other than the U.S. Dollar with cash and investments that are denominated in such currencies. We also use foreign exchange forward contracts to mitigate this risk. We recognized $4.1 million and $6.9 million in losses from movements in foreign currency rates for the three months ended March 31, 2017 and 2016, respectively.  We recognized $0.1 million in gains and $11.8 million in losses on our foreign currency forward contacts for the three months ended March 31, 2017 and 2016, respectively.

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

There were no changes in the internal control over financial reporting made during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis.  From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Our subsidiaries are parties to legal actions incidental to their business.  Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

Item 1A.  Risk Factors

See “Risk Factors” in the Argo Group Annual Report on Form 10-K for the year ended December 31, 2016 for a detailed discussion of the additional risk factors affecting us.

Risks Related to Maybrooke Acquisition

We recently acquired Maybrooke, including its subsidiary Ariel Reinsurance Ltd. (Syndicate 1910), and there can be no assurance that we will fully realize the expected benefits of the Maybrooke acquisition.  Additionally, as a result of this acquisition we are subject to the actions of various Bermuda and United Kingdom regulatory bodies and our mandatory compliance with future regulations may have an adverse effect on our business and/or operations.  Presented below are the risk factors as originally reported in the Argo Group Annual Report on Form 10-K for the year ended December 31, 2016 updated to the impact of the Maybrooke acquisition.

In order to realize the benefits of the Maybrooke acquisition, our and Maybrooke’s management will be required to devote considerable effort to projects such as upgrading and integrating financial, actuarial, underwriting, and other systems and preparing financial reports on a timely basis.  No assurances can be given as to the impact these efforts may have on our operations.  In addition, no assurances can be given as to whether Lloyd’s will approve the Syndicate 1910 business plan for 2018 and subsequent years, which could impact the amount of business we can write nor as to the viability and cost of the capital structure we may use as a substitute for the external capital and reinsurance used by Maybrooke in 2017 and prior underwriting years.  We have recorded intangible assets related to the acquisition of Maybrooke based on assumptions of anticipated benefits.  These intangible assets may become impaired if anticipated benefits are not achieved, resulting in a corresponding impact on our income.

Further, we depend on our ability to retain underwriting talent, other skilled employees and key executives with Ariel Re who are knowledgeable about our business.  If we are unable to retain these key Ariel Re personnel, we may be unable to maintain our current competitive position in the specialized markets in which we operate and be unable to expand our operations into new markets, which could adversely affect our results.

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

Whereas the majority of our operations operate on the basis of ‘standard formula’ risk-based capital systems, Syndicate 1200 and Syndicate 1910 have secured approval from Lloyd’s for the use of customized Economic Capital Models, known as the Internal Models.  These models are used to calculate regulatory capital requirements based on each Syndicate’s unique risk profile. The Internal Models have been subject to extensive internal and external scrutiny including independent validation activities. The use of any complex mathematical model however exposes the organization to the risk that these models are not built correctly, contain coding or formulaic errors or rely on unreliable or inadequate data.

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

United Kingdom

Syndicates 1200 and 1910 within the Argo Managing Agency are subject to the risk-based capital requirements administered by the Prudential Regulation Authority (“PRA”), and are subject to S II risk-based capital requirements, as discussed above. Lloyd’s has introduced its own implementation plan and requirements for S II with which Syndicates 1200 and 1910 have to date complied with and in the future will be expected to comply.

Bermuda

Argo Group, Argo Re and Ariel Reinsurance Ltd.

As discussed in the summary of regulatory provisions above relating to Argo Group, Argo Re and Ariel Reinsurance Ltd. in Bermuda, Argo Re and Ariel Reinsurance Ltd are both subject to the Bermuda Solvency Capital Requirement (“BSCR”), a risk-based capital system mandated by the Bermuda Insurance (Prudential Standards) (Class 4 and Class 3B Solvency Requirement) Rules, as amended from time to time. Similarly, Argo Group is subject to the Insurance (Prudential Standards) (Insurance Group Solvency Requirement) Rules 2011 as amended from time to time. The application and methods of calculating the BSCR required by the Bermuda Monetary Authority (“BMA”) are subject to change, and the ultimate impact on our solvency position from any future material changes cannot be determined at this time.

Minimum Solvency Margin

Argo Re and Ariel Reinsurance Ltd each must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin (“MSM”) pertaining to its general business. As a Class 4 insurer, Argo Re is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of (A) $100 million, (B) 50% of net premiums written (being gross premiums written less any premiums ceded by Argo Re, but Argo Re may not deduct more than 25% of gross premiums when computing net premiums written) and (C) 15% of net discounted aggregate losses and loss expense provisions and other insurance reserves. As a Class 3B insurer, Ariel Reinsurance Ltd is required to maintain a minimum capital and surplus of $1 million.  Argo Group is supervised by the BMA as an Insurance Group, and must ensure that the value of the Insurance Group’s assets exceeds the Insurance Group’s liabilities by the aggregate MSM of each qualifying member of the Insurance Group.

Enhanced Capital Requirement

Argo Group, as a BMA supervised Insurance Group, and Argo Re, as a Class 4 insurer, and Ariel Reinsurance Ltd, as a Class 3B insurer, are required to maintain available statutory capital and surplus pertaining to its general business at a level equal to or in excess of its enhanced capital requirement (“ECR”). The ECR is established by reference to either the BSCR model or an approved internal capital model, but must be equal to or exceed the MSM for the insurer. The BSCR is a risk-based capital model which provides a method for determining an insurer’s capital requirements (statutory capital and surplus) by taking into account the risk characteristics of different aspects of the insurer’s business. The BMA may, subject to compliance with the relevant provisions of the Insurance Act, make such adjustments to an insurer’s ECR and available statutory capital and surplus requirements as it considers appropriate.

Target Capital Level

Although not a metric specifically defined in the Insurance Act, the BMA has the authority to establish a target capital level (“TCL”) for each Class 4 insurer. The BMA has defined the TCL as equal to 120% of an insurer’s ECR. The purpose of the TCL is to serve as an early warning tool for the BMA. Failure to maintain statutory capital at or above the TCL will likely result in increased regulatory oversight.

Eligible Capital

Under the respective systems applied to Argo Re as a re(insurer) and Argo Group as an Insurance Group supervised by the BMA, all capital instruments at Argo Group, Argo Re and Ariel Reinsurance Ltd. will be classified as either basic or ancillary capital, which in turn will be classified into one of three tiers based on their “loss absorbency” characteristics. Highest quality capital will be classified Tier 1 Capital; lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. Under this regime, not less than 80% of Tier 1 Capital and up to 20% of Tier 2 Capital may be used to support the company’s minimum solvency margin for the filing entity’s general business. Thereafter, a minimum of 60% of Tier 1 Capital and a maximum of 15% of Tier 3 Capital may be used to satisfy the filing entity’s ECR. Any combination of Tier 1, 2 or 3 Capital may be used to meet the TCL. With respect to Argo Group, the Insurance (Prudential Standards) (Insurance Group Solvency Requirement) Amendment Rules 2012 provide for a phase-in over a period of six years, starting at 50% of the amount determined and increasing in 10% increments. Where the BMA has previously approved the use of certain instruments for capital purposes, the BMA’s consent must be obtained if such instruments are to remain eligible for use in satisfying the minimum margin of solvency pertaining to the filing entity general business and it’s ECR.

Minimum Liquidity Ratio

Argo Re and Ariel Reinsurance Ltd are required to maintain a minimum liquidity ratio for general business equal to the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

Restrictions on Dividends and Distributions

Argo Re and Ariel Reinsurance Ltd are each prohibited from declaring or paying any dividends during any financial year if it is in breach of its ECR, general business solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause such a breach. If it has failed to meet its minimum margin of solvency or minimum liquidity ratio on the last day of any financial year, Argo Re or Ariel Reinsurance Ltd will each be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year. In addition, Argo Re and Ariel Reinsurance Ltd are prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least 7 days before payment of such dividends) with the BMA an affidavit stating that they will continue to meet the required margins.

Our merger and acquisition strategy may not succeed.

Our strategy for growth may include mergers and acquisitions. It is inherent in this strategy that potential risks may present themselves that could have a material adverse effect on our business and financial performance, including: (i) the diversion of management’s attention, (ii) our ability to execute a transaction effectively, including the integration of operations and the retention of employees and (iii) the contingent and latent risks associated with the past operations of and other unanticipated problems arising from a transaction partner. We cannot predict whether we will be able to identify and complete a future transaction on terms favorable to us. Further, we cannot know if and when we will realize the anticipated benefits of a completed transaction or if there will be substantial unanticipated costs associated with such a transaction.

A future merger or acquisition may result in tax consequences at either or both the shareholder and Argo Group level, potentially dilutive issuances of our equity securities, the incurrence of additional debt and the recognition of potential impairment of goodwill and other intangible assets. Each of these factors could adversely affect our financial position.

On February 6, 2017, Argo Group acquired Maybrooke for $235.3 million paid in cash. Through the acquisition of Maybrooke, we acquired Ariel Re, a global underwriter of specialty insurance and reinsurance business written primarily through its Lloyd’s Syndicate 1910. Having recognized the risks associated in integration of operations, Argo Group has established and continues to maintain an integration program with appropriate resources, governance and plans. However, despite best efforts, there is no assurance that we will be able to effectively implement our integration plan, which may have an adverse effect on our results of operations and financial position.

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

Regulatory constraints may restrict our ability to operate our business.

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

Argo Group’s Bermuda Subsidiary

Argo Re is registered as a Class 4 Bermuda insurance company and is subject to regulation and supervision in Bermuda by the BMA. Similarly Ariel Reinsurance Ltd. is a Class 3B insurance company and subject to the same regulation and supervision. Changes in Bermuda insurance statutes, regulations and policies could result in restrictions on Argo Re’s and Ariel Reinsurance Ltd’s ability to pursue its business plans, issue reinsurance policies, distribute funds and execute its investment strategy.

U.K. Financial Services Authority, Prudential Regulation Authority and Financial Conduct Authority Regulations

Since 2014 regulatory supervision over Syndicates 1200 and 1910 has been conducted by the PRA and FCA.  The operations of Syndicates 1200 and 1910 each continue to be supervised by Lloyd’s. The PRA, FCA and Lloyd’s have common objectives in ensuring that the Lloyd’s market is appropriately regulated. To minimize duplication, there are arrangements with Lloyd’s for co-operation on supervision and enforcement.  Both the PRA and FCA have substantial powers of intervention in relation to the Lloyd’s Managing Agents (such as Argo Managing Agency Limited) that they regulate, including the power to remove their authorization to manage Lloyd’s Syndicates.  In addition, each year the PRA requires Lloyd’s to satisfy an annual solvency test that measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and run-off.  If Lloyd’s fails this test, the PRA may require Lloyd’s to cease trading and/or its members to cease or reduce underwriting.  Future regulatory changes or rulings by the PRA and/or FCA could interfere with the business strategy or financial assumptions of the Syndicates, possibly resulting in an adverse effect on the financial condition and operating results of the Syndicates.

Lloyd’s Regulations and Requirements

The operations of Syndicates 1200 and 1910 are supervised by Lloyd’s. The Lloyd’s Franchise Board requires annual approval of the Syndicates 1200 and 1910 business plans, including maximum underwriting capacity, and may require changes to any business plan presented to it or additional capital to be provided to support underwriting.  Lloyd’s also imposes various charges and assessments on its member companies.  If Lloyd’s were to require material changes in the Syndicate  business plans, or if charges and assessments payable by Syndicate 1200 or 1910 to Lloyd’s were to increase significantly, these events could have an adverse effect on the operations and financial results of the Syndicates. In addition, no assurances can be given as to how much business Lloyd’s will permit the Syndicates to underwrite in 2017 and subsequent years nor the viability and cost of the capital structure we may use as a substitute for the external capital and reinsurance used by the Syndicate in 2016 and prior underwriting years.

The financial security of the Lloyd’s market is regularly assessed by three independent rating agencies (A.M. Best, S&P and Fitch Ratings).  A satisfactory credit rating issued by an accredited rating agency is necessary for Lloyd’s Syndicates to be able to trade in certain classes of business or certain jurisdictions at current levels. Syndicates 1200 and 1910 would be adversely affected if Lloyd’s current ratings were downgraded.

Other Applicable Laws

Lloyd’s worldwide insurance and reinsurance business is subject to various regulations, laws, treaties and other applicable policies of the EU, as well as each nation, state and locality in which it operates. Material changes in governmental requirements and laws could have an adverse effect on Lloyd’s and its member companies, including Syndicates 1200 and 1910.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

On May 3, 2016, our Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous Repurchase Authorizations.

From January 1, 2017 through March 31, 2017, we did not repurchase any of our common stock. Since the inception of the repurchase authorizations through March 31, 2017, we have repurchased 10,028,755 shares of our common stock at an average price of $37.71 for a total cost of $378.2 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of March 31, 2017, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $130.3 million.

The following table provides information with respect to shares of our common stock that were repurchased or surrendered during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publically Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
January 1 through January 31, 2017	—	$—	—	$130,233,425
February 1 through February 28, 2017	7,462	$67.29	—	$130,233,425
March 1 through March 31, 2017	54,845	$67.91	—	$130,233,425
Total	62,307		—

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under our various employees equity compensation plans.  For the three months ended March 31, 2017, we received 62,307 shares of our common stock, with an average price paid per share of $67.84 that were surrendered by employees in payment for the minimum required withholding taxes. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index of this Form 10-Q, which immediately precedes such exhibits, and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Executive Employment Agreement, dated October 1, 2016, between Argo Group International Holdings, Ltd. and Jose Hernandez.
10.2

$325,000,000 Credit Agreement, dated as of March 3, 2017, among Argo Group International Holdings, Ltd., Argo Group US, Inc., Argo International Holdings Limited and Argo Underwriting Agency Limited, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, N.A., as syndication agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2017).

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

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

May 5, 2017	By	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

May 5, 2017	By	/s/ Jay S. Bullock
Jay S. Bullock
Executive Vice President and Chief Financial Officer