Form 10-Q
period 2017-06-30
Argo Group International Holdings, Ltd.
filed 2017-08-08
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate the number of shares outstanding (net of treasury shares) of each of the issuer’s classes of common shares as of August 04, 2017.

Title	Outstanding
Common Shares, par value $1.00 per share	30,139,988

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	June 30,	December 31,
	2017	2016 *
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost: 2017 - $3,248.6; 2016 - $2,938.8)	$3,276.2	$2,932.4
Equity securities available-for-sale, at fair value (cost: 2017 - $321.5; 2016 - $335.2)	442.6	447.4
Other investments (cost: 2017 - $530.0; 2016 - $531.6)	539.4	539.0
Short-term investments, at fair value (cost: 2017 - $365.9; 2016 - $405.5)	365.9	405.5
Total investments	4,624.1	4,324.3
Cash	214.5	86.0
Accrued investment income	23.0	20.7
Premiums receivable	672.6	463.8
Reinsurance recoverables	1,519.6	1,385.6
Goodwill	152.2	152.2
Intangible assets, net of accumulated amortization	108.9	67.7
Deferred acquisition costs, net	162.8	139.1
Ceded unearned premiums	436.6	302.8
Other assets	326.4	262.8
Total assets	$8,240.7	$7,205.0
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$3,632.8	$3,350.8
Unearned premiums	1,176.2	970.0
Accrued underwriting expenses	116.0	115.0
Ceded reinsurance payable, net	704.7	466.6
Funds held	40.2	77.1
Senior unsecured fixed rate notes	139.5	139.5
Other indebtedness	182.5	55.4
Junior subordinated debentures	256.4	172.7
Current income taxes payable, net	13.4	8.1
Deferred tax liabilities, net	38.2	24.1
Other liabilities	49.5	33.0
Total liabilities	6,349.4	5,412.3
Commitments and contingencies (Note 16)
Shareholders' equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 40,262,441 and 40,042,330 shares issued at June 30, 2017 and December 31, 2016, respectively	40.3	40.0
Additional paid-in capital	1,125.9	1,123.3
Treasury shares (10,075,255 and 10,028,755 shares at June 30, 2017 and December 31, 2016, respectively)	(381.0)	(378.2)
Retained earnings	1,026.0	959.9
Accumulated other comprehensive income, net of taxes	80.1	47.7
Total shareholders' equity	1,891.3	1,792.7
Total liabilities and shareholders' equity	$8,240.7	$7,205.0

*	Derived from audited consolidated financial statements.

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Premiums and other revenue:
Earned premiums	$399.1	$344.9	$778.5	$689.8
Net investment income	43.6	35.7	74.1	56.9
Fee and other income	3.8	5.8	7.4	12.6
Net realized investment and other gains (losses)	4.5	(2.1)	19.1	(4.9)
Total revenue	451.0	384.3	879.1	754.4
Expenses:
Losses and loss adjustment expenses	230.6	196.6	453.1	388.2
Underwriting, acquisition and insurance expenses	154.7	133.0	308.3	265.6
Interest expense	7.0	4.9	12.9	9.7
Fee and other expense	3.3	5.7	7.4	12.2
Foreign currency exchange losses	4.6	4.5	3.9	6.0
Total expenses	400.2	344.7	785.6	681.7
Income before income taxes	50.8	39.6	93.5	72.7
Provision for income taxes	4.8	8.7	10.8	14.1
Net income	$46.0	$30.9	$82.7	$58.6
Net income per common share:
Basic	$1.52	$1.03	$2.75	$1.93
Diluted	$1.48	$1.00	$2.67	$1.89
Dividend declared per common share	$0.27	$0.22	$0.54	$0.42
Weighted average common shares:
Basic	30,201,457	30,187,592	30,124,696	30,333,417
Diluted	31,048,081	30,810,156	30,995,172	30,971,189

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net realized investment and other gains before other-than-temporary impairment losses	$5.6	$2.8	$20.6	$1.7
Other-than-temporary impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturities	—	(0.5)	—	(1.1)
Other-than-temporary impairment losses on equity securities	(1.1)	(4.4)	(1.5)	(5.5)
Impairment losses recognized in earnings	(1.1)	(4.9)	(1.5)	(6.6)
Net realized investment and other gains (losses)	$4.5	$(2.1)	$19.1	$(4.9)

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$46.0	$30.9	$82.7	$58.6
Other comprehensive income:
Foreign currency translation adjustments	(1.2)	2.3	(0.6)	3.8
Unrealized gains on securities:
Gains arising during the year	27.5	39.1	61.6	77.9
Reclassification adjustment for gains included in net income	(2.7)	(0.3)	(18.9)	(8.1)
Other comprehensive income before tax	23.6	41.1	42.1	73.6
Income tax provision related to other comprehensive income:
Unrealized gains on securities:
Gains arising during the year	6.1	12.1	15.9	19.9
Reclassification adjustment for gains included in net income	(1.0)	0.2	(6.2)	(3.9)
Income tax provision related to other comprehensive income	5.1	12.3	9.7	16.0
Other comprehensive income, net of tax	18.5	28.8	32.4	57.6
Comprehensive income	$64.5	$59.7	$115.1	$116.2

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$82.7	$58.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	15.9	17.8
Share-based payments expense	7.6	5.6
Deferred income tax (benefit) provision, net	(4.7)	6.1
Net realized investment and other (gains) losses	(19.1)	4.9
Undistributed earnings from alternative investment portfolio	(32.9)	(10.9)
Loss on disposals of fixed assets, net	1.7	0.1
Change in:
Accrued investment income	(2.1)	0.9
Receivables	(103.9)	(185.3)
Deferred acquisition costs	(13.8)	(11.8)
Ceded unearned premiums	(41.0)	(60.3)
Reserves for losses and loss adjustment expenses	85.4	51.0
Unearned premiums	53.3	66.5
Ceded reinsurance payable and funds held	57.0	138.5
Income taxes	5.9	9.1
Accrued underwriting expenses	(21.7)	(23.6)
Other, net	(33.0)	(35.6)
Cash provided by operating activities	37.3	31.6
Cash flows from investing activities:
Sales of fixed maturity investments	785.8	532.0
Maturities and mandatory calls of fixed maturity investments	335.1	673.3
Sales of equity securities	107.5	93.0
Sales of other investments	65.1	5.5
Purchases of fixed maturity investments	(1,381.7)	(1,119.0)
Purchases of equity securities	(67.5)	(59.6)
Purchases of other investments	(16.8)	(77.1)
Change in foreign regulatory deposits and voluntary pools	(9.5)	2.7
Change in short-term investments	309.9	(13.7)
Settlements of foreign currency exchange forward contracts	0.5	6.8
Acquisition of subsidiaries, net of cash acquired	(105.2)	—
Purchases of fixed assets	(10.0)	(22.7)
Other, net	(27.7)	(0.9)
Cash (used in) provided by investing activities	(14.5)	20.3
Cash flows from financing activities:
Additional long-term borrowings	125.0	—
Activity under stock incentive plans	0.5	0.2
Repurchase of Company's common shares	(2.8)	(40.0)
Payment of cash dividends to common shareholders	(16.6)	(13.1)
Cash provided by (used in) financing activities	106.1	(52.9)
Effect of exchange rate changes on cash	(0.4)	(0.1)
Change in cash	128.5	(1.1)
Cash, beginning of year	86.0	121.7
Cash, end of period	$214.5	$120.6

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

Effective February 6, 2017, we completed the acquisition of Maybrooke Holdings, S.A. (“Maybrooke”) and its direct subsidiaries, including Ariel Re. We have accounted for the acquisition in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations,” and the purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. See Note 3, “Acquisition of Maybrooke,” for additional discussion regarding the acquisition and the related financial disclosures. The Consolidated Financial Statements as of and for the three and six months ended June 30, 2017 and the Notes to the Consolidated Financial Statements reflect the consolidated results of Argo Group and Maybrooke commencing on the date of acquisition.

The interim financial information as of, and for the three and six months ended June 30, 2017 and 2016 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation.

During the first quarter of 2017, we evaluated and modified the presentation of our reportable segments to better reflect our new operating framework and management structure. Under this model, Argo Group’s chief operating decision maker – Mark E. Watson III, President and Chief Executive Officer – evaluates performance and allocates resources based on the review of the U.S. Operations and the International Operations. The U.S. Operations includes the former Excess & Surplus and Commercial Specialty reportable segments. The International Operations includes the former Syndicate 1200, International Specialty reportable segments, and the recently acquired Ariel Re business. (See Note 3, “Acquisition of Maybrooke” for details regarding Ariel Re.) The business unit that produces the risk and not the location of the underlying exposure is the primary characteristic in distinguishing operating and reportable segments. For example, a U.S. property exposure underwritten through our Syndicate platform would be included in International Operations. Consistent with prior periods, the Run-off Lines and Corporate segments include all other activity of Argo Group and are included in our consolidated financial results. Segment results for the three and six months ended June 30, 2016 have been reclassified to conform to the current presentation.

2.	Recently Issued Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2017-09, “Compensation – Stock Compensation” (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance requires entities to apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. In addition to all the disclosures about modifications that are required today, the entities are required to affirmatively disclose when compensation expense has not changed. The ASU will be applied prospectively and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including in any interim period for which financial statements have not been issued or made available for issuance. We are currently evaluating the impact that the adopting of the ASU will have on our financial results and disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combination” (Topic 805). ASU 2017-01 clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance specifies the minimum inputs and processes required to meet the definition of a business. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those periods, with early adoption permitted. We do not anticipate that this ASU will have a material impact on our financial results or disclosures.

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

Effective February 6, 2017, we completed the acquisition of Maybrooke whereby we acquired all of the issued and outstanding capital stock of Maybrooke. The initial purchase price of $235.3 million was paid in cash from funds on hand and available under our credit facility (see Note 7, “Other Indebtedness”). The initial purchase price was subject to post-closing adjustments based on a final calculation of the purchase price, which we delivered to the seller, as required, within 90 days of closing. As of the date of this filing, we are in discussions with the seller to finalize and agree upon certain changes included in the final purchase price calculation. We anticipate resolving this matter by the end of 2017 and do not expect any material adjustments to the purchase price disclosed below.

Through the acquisition of Maybrooke, we acquired Ariel Re, a global underwriter of specialty insurance and reinsurance business written primarily through its Lloyd’s Syndicate 1910. Ariel Re provides Argo Group with a number of strategic advantages, including enhanced scale in its London- and Bermuda-based platforms.

The acquisition is being accounting for in accordance with ASC 805, “Business Combinations.” Purchase accounting, as defined by ASC 805, requires that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. We are in the process of finalizing our determination of fair values, including an independent appraisal of certain assets and liabilities, including intangible assets. Therefore, a preliminary allocation of the purchase price to the acquired assets, liabilities, and intangible assets is presented in the table below:

(in millions)
Assets:
Investments	$340.7
Cash	130.1
Accrued investment income	0.2
Premiums receivable	157.6
Reinsurance recoverables	80.2
Current income taxes receivable	0.6
Deferred acquisition costs, net	9.8
Ceded unearned premiums	92.6
Other assets	24.0
Total assets	835.8
Liabilities:
Reserves for losses and loss adjustment expenses	197.0
Unearned premiums	152.5
Accrued underwriting expenses	24.9
Ceded reinsurance payable, net	144.2
Junior subordinated debentures	83.6
Deferred tax liabilities	8.1
Other liabilities	33.7
Total liabilities	644.0

Net assets acquired	191.8
Initial purchase price	235.3
Intangible assets	$43.5

During the second quarter of 2017, we engaged an independent valuation firm and anticipate completing our valuation analysis and closing the fair value measurement period by the end of 2017. The excess of the purchase price over the fair value of the net assets acquired has been preliminarily allocated to intangible assets, which will be specifically identified and quantified by the end of 2017. We did not record amortization expense related to the $43.5 million intangible assets during the six months ended June 30, 2017, as the valuation analysis has not yet been completed. We anticipate recording both amortizable and non-amortizable identifiable intangible assets and goodwill upon the completion of the valuation analyses, including intangible assets relating to the Lloyd’s Syndicate 1910 stamp capacity (non-amortizable), distribution networks (amortizable), and the Ariel Re tradename (amortizable). Goodwill is calculated as the excess of the purchase price over the fair value of the net assets recognized, including identifiable intangible assets.

We recognized approximately $2.5 million of acquisition-related transaction costs in our Consolidated Statements of Income, all of which were recorded during the first quarter of 2017. Of these amounts, $2.2 million were reported in “Underwriting, acquisition and insurance expenses” and $0.3 million in “Interest expense” related to the borrowings under our credit facility to help fund the acquisition. No additional transaction costs were incurred during the three months ended June 30, 2017.

Maybrooke’s Contribution to Argo Group’s Revenue and Income

The following selected financial information summarizes the results of Maybrooke from the date of acquisition that have been included in our Consolidated Statement of Income:

(in millions)	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Revenues	$42.9	$66.2
Net income	$6.4	$13.0

Unaudited Pro forma Results of Operations

The following unaudited pro forma financial information has been provided to present a summary of the combined results of Argo Group’s operations with Maybrooke’s as if the acquisition had occurred on January 1, 2016. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of what the results would have been had the acquisition been completed at the date indicated above, as it may not include all necessary adjustments. Future changes to Maybrooke’s business, such as, but not limited to, the impact from underwriting decisions, changes in risk selection, or retention rates, could result in a material favorable or unfavorable impact on Argo Group’s future results of operations and financial position. The unaudited pro forma results for six months ended June 30, 2017 include favorable development from prior accident years of $6.5 million, including $6.2 million relating to one specific claim in January 2017. In addition, the $2.5 million of nonrecurring transaction costs directly attributable to the acquisition for six months ended June 30, 2017, as disclosed above, have also been removed from the unaudited pro forma results in the table below. The unaudited pro forma results for the three and six months ended June 30, 2016 include the benefits of higher net retention resulting in increased earned premiums and profitability for prior Lloyd’s years of account, partially offset by unfavorable development on claims from prior accident years.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except per share data)	2017	2016	2017	2016
Pro forma revenues	$449.5	$435.3	$893.2	$874.5
Pro forma net income	46.2	33.3	93.2	76.7
Pro forma net income per share - basic	1.53	1.10	3.09	2.53
Pro forma net income per share - diluted	1.49	1.08	3.01	2.48

4.	Investments

Composition of Invested Assets

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments were as follows:

June 30, 2017
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Governments	$317.7	$0.6	$3.2	$315.1
Foreign Governments	244.5	3.3	3.6	244.2
Obligations of states and political subdivisions	337.3	11.9	0.8	348.4
Corporate bonds	1,596.9	26.9	11.9	1,611.9
Commercial mortgage-backed securities	145.0	0.3	1.3	144.0
Residential mortgage-backed securities	221.6	3.4	1.7	223.3
Asset-backed securities	129.7	0.4	1.0	129.1
Collateralized loan obligations	255.9	6.1	1.8	260.2
Total fixed maturities	3,248.6	52.9	25.3	3,276.2
Equity securities	321.5	126.3	5.2	442.6
Other investments	530.0	9.5	0.1	539.4
Short-term investments	365.9	—	—	365.9
Total investments	$4,466.0	$188.7	$30.6	$4,624.1

December 31, 2016
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Governments	$275.1	$0.6	$4.5	$271.2
Foreign Governments	244.2	1.1	8.0	237.3
Obligations of states and political subdivisions	375.7	8.9	1.8	382.8
Corporate bonds	1,316.9	23.3	19.5	1,320.7
Commercial mortgage-backed securities	154.9	0.4	1.6	153.7
Residential mortgage-backed securities	174.8	3.7	1.7	176.8
Asset-backed securities	127.6	0.1	2.1	125.6
Collateralized loan obligations	269.6	3.8	9.1	264.3
Total fixed maturities	2,938.8	41.9	48.3	2,932.4
Equity securities	335.2	117.9	5.7	447.4
Other investments	531.6	7.5	0.1	539.0
Short-term investments	405.5	—	—	405.5
Total investments	$4,211.1	$167.3	$54.1	$4,324.3

Included in “Total investments” in our Consolidated Balance Sheets at June 30, 2017 and December 31, 2016 is $155.7 million and $131.9 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party participants that provide underwriting capital to the operations of Syndicate 1200.

Contractual Maturity

The amortized cost and fair values of fixed maturity investments as of June 30, 2017, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$256.5	$253.4
Due after one year through five years	1,463.5	1,475.8
Due after five years through ten years	614.2	623.6
Thereafter	162.2	166.8
Structured securities	752.2	756.6
Total	$3,248.6	$3,276.2

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Other Invested Assets

Details regarding the carrying value and unfunded investment commitments of the other invested assets portfolio as of June 30, 2017 and December 31, 2016 were as follows:

June 30, 2017
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$178.6	$—
Private equity	163.3	119.7
Long only funds	195.0	—
Other investments	2.5	—
Total other invested assets	$539.4	$119.7

December 31, 2016
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$180.9	$—
Private equity	179.0	93.4
Long only funds	170.7	—
Other investments	8.4	—
Total other invested assets	$539.0	$93.4

The following describes each investment type:

•	Hedge funds: Hedge funds include funds that primarily buy and sell stocks, including short sales, multi-strategy credit, relative value credit and distressed credit.
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

Unrealized Losses and Other-Than-Temporary Impairments

An aging of unrealized losses on our investments in fixed maturities, equity securities, other investments and short-term investments is presented below:

June 30, 2017	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$267.1	$3.1	$2.7	$0.1	$269.8	$3.2
Foreign Governments	183.8	3.6	—	—	183.8	3.6
Obligations of states and political subdivisions(1)	42.1	0.8	1.8	—	43.9	0.8
Corporate bonds	523.1	10.4	32.9	1.5	556.0	11.9
Commercial mortgage-backed securities	83.7	1.3	4.9	—	88.6	1.3
Residential mortgage-backed securities	110.9	1.6	6.2	0.1	117.1	1.7
Asset-backed securities	68.3	0.5	3.5	0.5	71.8	1.0
Collateralized loan obligations	63.1	1.7	3.0	0.1	66.1	1.8
Total fixed maturities	1,342.1	23.0	55.0	2.3	1,397.1	25.3
Equity securities	52.3	5.2	—	—	52.3	5.2
Other investments	0.3	0.1	—	—	0.3	0.1
Short-term investments (1)	31.6	—	—	—	31.6	—
Total	$1,426.3	$28.3	$55.0	$2.3	$1,481.3	$30.6

December 31, 2016	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments (2)	$183.4	$4.5	$—	$—	$183.4	$4.5
Foreign Governments	201.2	8.0	—	—	201.2	8.0
Obligations of states and political subdivisions(1)	72.6	1.7	1.8	0.1	74.4	1.8
Corporate bonds	490.5	17.7	50.6	1.8	541.1	19.5
Commercial mortgage-backed securities	70.6	1.5	7.1	0.1	77.7	1.6
Residential mortgage-backed securities (2)	87.5	1.7	4.4	—	91.9	1.7
Asset-backed securities	69.7	1.4	8.2	0.7	77.9	2.1
Collateralized loan obligations	122.5	8.6	16.9	0.5	139.4	9.1
Total fixed maturities	1,298.0	45.1	89.0	3.2	1,387.0	48.3
Equity securities	62.1	5.7	—	—	62.1	5.7
Other investments	0.3	0.1	—	—	0.3	0.1
Short-term investments	4.8	—	—	—	4.8	—
Total	$1,365.2	$50.9	$89.0	$3.2	$1,454.2	$54.1

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

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

We hold a total of 7,939 securities, of which 2,043 were in an unrealized loss position for less than one year and 123 were in an unrealized loss position for a period one year or greater as of June 30, 2017. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increased credit spreads, foreign currency fluctuations and higher market yields relative to the date the securities were purchased, and for structured securities, by the performance of the underlying collateral, as well. In considering whether an investment is other-than-temporarily impaired or not, we also considered that we do not intend to sell the investments and it is unlikely that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. In situations where we did not recognize other-than-temporary losses on investments in our equity portfolio, we have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation, have the ability and intent to hold these investments until a recovery of the cost basis. We do not consider these investments to be other-than-temporarily impaired at June 30, 2017.

We recognized other-than-temporary losses on our fixed maturities and equity portfolio as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Other-than-temporary impairment:
Corporate bonds	$—	$(0.5)	$—	$(1.1)
Equity securities	(1.1)	(4.4)	(1.5)	(5.5)
Other-than-temporary impairment losses	$(1.1)	$(4.9)	$(1.5)	$(6.6)

Realized Gains and Losses

The following table presents our gross realized investment and other gains (losses):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Realized gains
Fixed maturities	$5.5	$4.6	$12.6	$11.0
Equity securities	12.0	5.3	27.7	24.6
Other investments	4.8	16.8	10.8	27.0
Short-term investments	0.3	0.2	0.5	0.4
Gross realized investment and other gains	22.6	26.9	51.6	63.0
Realized losses
Fixed maturities	(5.0)	(6.5)	(11.2)	(14.9)
Equity securities	(1.8)	(1.0)	(2.5)	(7.1)
Other investments	(10.2)	(16.6)	(17.2)	(39.2)
Short-term investments	—	—	(0.1)	(0.1)
Other-than-temporary impairment losses on fixed maturities	—	(0.5)	—	(1.1)
Other-than-temporary impairment losses on equity securities	(1.1)	(4.4)	(1.5)	(5.5)
Gross realized investment and other losses	(18.1)	(29.0)	(32.5)	(67.9)
Net realized investment and other gains (losses) before income taxes	4.5	(2.1)	19.1	(4.9)
Income tax expense	(1.3)	—	(5.7)	(1.2)
Net realized investment and other gains (losses), net of income taxes	$3.2	$(2.1)	$13.4	$(6.1)

The cost of securities sold is based on the specific identification method.

Changes in unrealized appreciation (depreciation) related to investments are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Change in unrealized gains (losses)
Fixed maturities	$19.5	$25.9	$32.0	$64.8
Equity securities	3.3	12.9	8.7	4.0
Other investments	2.0	—	2.0	0.6
Short-term investments	—	—	—	0.4
Net unrealized investment and other gains before income taxes	24.8	38.8	42.7	69.8
Income tax provision	(5.1)	(12.3)	(9.7)	(16.0)
Net unrealized investment and other gains, net of income taxes	$19.7	$26.5	$33.0	$53.8

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

The fair value of our foreign currency exchange forward contracts as of June 30, 2017 and December 31, 2016 was as follows:

(in millions)	June 30, 2017	December 31, 2016
Operational currency exposure	$(0.4)	$—
Asset manager investment exposure	(1.1)	0.7
Total return strategy	(0.5)	3.3
	$(2.0)	$4.0

The following table represents our gross investment realized gains and losses on our foreign currency exchange forward contracts:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Realized gains
Operational currency exposure	$3.7	$4.6	$5.7	$7.4
Asset manager investment exposure	—	2.3	0.5	2.3
Total return strategy	0.5	9.5	3.6	16.2
Gross realized investment gains	4.2	16.4	9.8	25.9
Realized losses
Operational currency exposure	(3.7)	(7.0)	(5.9)	(15.5)
Asset manager investment exposure	(5.4)	—	(6.8)	(3.6)
Total return strategy	(0.8)	(9.4)	(2.7)	(18.6)
Gross realized investment losses	(9.9)	(16.4)	(15.4)	(37.7)
Net realized investment losses on foreign currency exchange forward contracts	$(5.7)	$—	$(5.6)	$(11.8)

Regulatory Deposits, Pledged Securities and Letters of Credit

(in millions)	June 30, 2017	December 31, 2016
Securities on deposit for regulatory and other purposes	$176.0	$168.7
Securities pledged as collateral for letters of credit	29.1	35.9
Securities and cash on deposit supporting Lloyd’s business	397.2	161.8
Total restricted investments	$602.3	$366.4

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

We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of June 30, 2017. A description of the valuation techniques we use to measure assets at fair value is as follows:

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

Fixed Maturities (Available-for-Sale) Levels 3:

•	We own a $1.9 million term loan that is valued using unobservable inputs.

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

Transfers Between Level 1 and Level 2 Securities: There were no transfers between Level 1 and Level 2 securities during the three and six months ended June 30, 2017.

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	June 30, 2017	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
U.S. Governments	$315.1	$292.7	$22.4	$—
Foreign Governments	244.2	—	244.2	—
Obligations of states and political subdivisions	348.4	—	348.4	—
Corporate bonds	1,611.9	—	1,610.0	1.9
Commercial mortgage-backed securities	144.0	—	144.0	—
Residential mortgage-backed securities	223.3	—	223.3	—
Asset-backed securities	129.1	—	129.1	—
Collateralized loan obligations	260.2	—	260.2	—
Total fixed maturities	3,276.2	292.7	2,981.6	1.9
Equity securities	442.6	440.1	2.1	0.4
Other investments	108.9	—	108.9	—
Short-term investments	365.9	348.9	17.0	—
	$4,193.6	$1,081.7	$3,109.6	$2.3

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2016	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
U.S. Governments	$271.2	$228.0	$43.2	$—
Foreign Governments	237.3	—	237.3	—
Obligations of states and political subdivisions	382.8	—	382.8	—
Corporate bonds	1,320.7	—	1,318.7	2.0
Commercial mortgage-backed securities	153.7	—	153.7	—
Residential mortgage-backed securities	176.8	—	176.8	—
Asset-backed securities	125.6	—	125.6	—
Collateralized loan obligations	264.3	—	264.3	—
Total fixed maturities	2,932.4	228.0	2,702.4	2.0
Equity securities	447.4	444.9	2.1	0.4
Other investments	95.5	—	95.5	—
Short-term investments	405.5	375.1	30.4	—
	$3,880.8	$1,048.0	$2,830.4	$2.4

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

The fair value measurements in the tables above do not equal “Total investments” on our Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:

Fair Value Measurements Using Observable Inputs (Level 3)

(in millions)	Corporate Bonds	Equity Securities	Total
Beginning balance, January 1, 2017	$2.0	$0.4	$2.4
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	—	—
Included in other comprehensive income (loss)	(0.1)	—	(0.1)
Purchases, issuances, sales, and settlements:
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Ending balance, June 30, 2017	$1.9	$0.4	$2.3
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2017	$—	$—	$—

(in millions)	Corporate Bonds	Equity Securities	Total
Beginning balance, January 1, 2016	$—	$0.7	$0.7
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	—	—
Included in other comprehensive income (loss)	—	—	—
Purchases, issuances, sales, and settlements:
Purchases	2.0	—	2.0
Issuances	—	—	—
Sales	—	(0.3)	(0.3)
Settlements	—	—	—
Ending balance, December 31, 2016	$2.0	$0.4	$2.4
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2016	$—	$—	$—

At June 30, 2017 and December 31, 2016, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.

5.	Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Six Months Ended June 30,
(in millions)	2017	2016
Net reserves beginning of the year	$2,180.2	$2,133.3
Net Maybrooke reserves acquired	132.6	—
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	447.4	404.1
Prior accident years	5.7	(15.9)
Losses and LAE incurred during calendar year, net of reinsurance	453.1	388.2
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	88.9	65.3
Prior accident years	290.8	300.1
Losses and LAE payments made during current calendar year, net of reinsurance:	379.7	365.4
Change in participation interest (1)	(23.2)	(36.3)
Foreign exchange adjustments	1.8	4.4
Net reserves - end of period	2,364.8	2,124.2
Add:
Reinsurance recoverables on unpaid losses and LAE, end of year	1,268.0	1,057.7
Gross reserves - end of period	$3,632.8	$3,181.9

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

The impact from the unfavorable (favorable) development of prior accident years’ loss and LAE reserves on each reporting segment is presented below:

	For the Six Months Ended June 30,
(in millions)	2017	2016
U.S. Operations	$(18.0)	$(11.9)
International Operations	19.6	(10.2)
Run-off Lines	4.1	6.2
Total unfavorable (favorable) prior-year development	$5.7	$(15.9)

The following describes the primary factors behind each segment’s prior accident year reserve development for the six months ended June 30, 2017, and 2016:

Six months ended June 30, 2017:

•	U.S. Operations: Favorable development for workers compensation, surety, commercial auto, and commercial multi-peril lines.
•	International Operations: Unfavorable development in the property, liability, and specialty lines.
•	Run-off Lines: Unfavorable development in run-off workers compensation and asbestos liability lines.

Six months ended June 30, 2016:

•	U.S. Operations: Favorable development within commercial automobile lines of business, surety, and general and products liability lines.
•	International Operations: Favorable development within the property, liability, and professional lines.
•	Run-off Lines: Unfavorable development in run-off workers compensation and asbestos liability lines, partially offset by favorable development in the run-off reinsurance lines.

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

Trust Preferred Debentures

Through a series of trusts, that are wholly-owned subsidiaries (non-consolidated), we issued debt. The debentures are variable with the rate being reset quarterly and subject to certain interest rate ceilings. Interest payments are payable quarterly. The debentures are all unsecured and are subordinated to other indebtedness. At June 30, 2017 and December 31, 2016, all debentures were eligible for redemption subject to certain terms and conditions at a price equal to 100% of the principal plus accrued and unpaid interest.

A summary of our outstanding junior subordinated debentures is presented below:

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at June 30, 2017	Amount
Argo Group
05/15/2003	PXRE Capital Statutory Trust II	05/15/2033	3M LIBOR + 4.10%	5.28%	$18.1
11/06/2003	PXRE Capital Trust VI	09/30/2033	3M LIBOR + 3.90%	5.20%	10.3
Argo Group US
05/15/2003	Argonaut Group Statutory Trust I	05/15/2033	3M LIBOR + 4.10%	5.28%	15.5
12/16/2003	Argonaut Group Statutory Trust III	01/08/2034	3M LIBOR + 4.10%	5.26%	12.3
04/29/2004	Argonaut Group Statutory Trust IV	04/29/2034	3M LIBOR + 3.85%	5.03%	13.4
05/26/2004	Argonaut Group Statutory Trust V	05/24/2034	3M LIBOR + 3.85%	5.04%	12.3
05/12/2004	Argonaut Group Statutory Trust VI	05/12/2034	3M LIBOR + 3.80%	5.07%	13.4
09/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M LIBOR + 3.60%	4.85%	15.5
09/22/2004	Argonaut Group Statutory Trust VIII	09/22/2034	3M LIBOR + 3.55%	4.84%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M LIBOR + 3.60%	4.85%	15.5
09/15/2005	Argonaut Group Statutory Trust X	09/15/2035	3M LIBOR + 3.40%	4.65%	30.9
	Total Outstanding				$172.7

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at December 31, 2016	Amount
Argo Group
05/15/2003	PXRE Capital Statutory Trust II	05/15/2033	3M LIBOR + 4.10%	5.00%	$18.1
11/06/2003	PXRE Capital Trust VI	09/30/2033	3M LIBOR + 3.90%	4.90%	10.3
Argo Group US
05/15/2003	Argonaut Group Statutory Trust I	05/15/2033	3M LIBOR + 4.10%	5.00%	15.5
12/16/2003	Argonaut Group Statutory Trust III	01/08/2034	3M LIBOR + 4.10%	4.98%	12.3
04/29/2004	Argonaut Group Statutory Trust IV	04/29/2034	3M LIBOR + 3.85%	4.76%	13.4
05/26/2004	Argonaut Group Statutory Trust V	05/24/2034	3M LIBOR + 3.85%	4.77%	12.3
05/12/2004	Argonaut Group Statutory Trust VI	05/12/2034	3M LIBOR + 3.80%	4.79%	13.4
09/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M LIBOR + 3.60%	4.56%	15.5
09/22/2004	Argonaut Group Statutory Trust VIII	09/22/2034	3M LIBOR + 3.55%	4.55%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M LIBOR + 3.60%	4.56%	15.5
09/15/2005	Argonaut Group Statutory Trust X	09/15/2035	3M LIBOR + 3.40%	4.36%	30.9
	Total Outstanding				$172.7

Maybrooke Junior Subordinated Debentures

Unsecured junior subordinated debentures with a principal balance of $91.8 million were assumed through the acquisition of Maybrooke (“the Maybrooke debt”). The Maybrooke debt is carried on our consolidated balance sheet at $83.7 million, which represents our initial estimate of the debt’s fair value at the date of acquisition plus accumulated accretion of discount to par value, as required by accounting for business combinations under ASC 805 (see Note 3, “Acquisition of Maybrooke”). This fair value is subject to change based on finalizing the valuation of Maybrooke’s opening balance sheet by the end of 2017. At June 30, 2017, the Maybrooke debt was eligible for redemption at par. Interest accrues on the Maybrooke debt based on a variable rate, which is reset quarterly. Interest payments are payable quarterly. A summary of the terms of the Maybrooke debt outstanding at June 30, 2017 is presented below:

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at June 30, 2017	Principal at June 30, 2017	Carrying Value at June 30, 2017
9/15/2007	9/15/2037	3 month LIBOR + 3.15%	4.40%	$91.8	$83.7

7.	Other Indebtedness

Our Consolidated Balance Sheets includes various long-term debt instruments under the caption “Other indebtedness,” as detailed in the table below. Information regarding the terms and principal amounts of each of these debt instruments is also provided.

(in millions)
Debt Type	June 30, 2017	December 31, 2016
Floating rate loan stock	$56.9	$54.8
Term loan	125.0	—
Other debt	0.6	0.6
Total other indebtedness	$182.5	$55.4

Floating Rate Loan Stock

This debt was assumed through the acquisition of Lloyd’s Syndicate 1200. These notes are unsecured. At June 30, 2017 and December 31, 2016, all notes were eligible for redemption subject to certain terms and conditions at a price equal to 100% of the principal plus accrued and unpaid interest. Interest on the U.S. Dollar and Euro notes is due semiannually and quarterly, respectively. A summary of the notes outstanding at June 30, 2017 and December 31, 2016 is presented below:

(in millions)
Issue Date	Currency	Maturity	Rate Structure	Interest Rate at June 30, 2017	Amount
12/08/2004	U.S. Dollar	11/15/2034	6 month LIBOR + 4.2%	5.53%	$6.5
09/06/2005	Euro	08/22/2035	3 month LIBOR + 4.0%	3.67%	13.5
10/31/2006	U.S. Dollar	01/15/2036	6 month LIBOR + 4.0%	5.33%	10.0
10/31/2006	Euro	11/22/2036	3 month LIBOR + 4.0%	3.67%	11.8
06/08/2007	Euro	09/15/2037	3 month LIBOR + 3.9%	3.57%	15.1
					$56.9

(in millions)
Issue Date	Currency	Maturity	Rate Structure	Interest Rate at December 31, 2016	Amount
12/08/2004	U.S. Dollar	11/15/2034	6 month LIBOR + 4.2%	5.18%	$6.5
09/06/2005	Euro	08/22/2035	3 month LIBOR + 4.0%	3.70%	12.8
10/31/2006	U.S. Dollar	01/15/2036	6 month LIBOR + 4.0%	4.98%	10.0
10/31/2006	Euro	11/22/2036	3 month LIBOR + 4.0%	3.70%	11.2
06/08/2007	Euro	09/15/2037	3 month LIBOR + 3.9%	3.58%	14.3
					$54.8

No principal payments have been made since the acquisition of Lloyd’s Syndicate 1200. The floating rate loan stock denominated in Euros fluctuates due to foreign currency translation. The outstanding balance on these loans was $40.4 million and $38.3 million as of June 30, 2017 and December 31, 2016, respectively. The foreign currency translation adjustment is recorded in our Consolidated Statements of Income.

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

The New Credit Agreement provides for a $200.0 million revolving credit facility with a maturity date of March 3, 2022 unless extended in accordance with the terms of the New Credit Agreement. In addition, the New Credit Agreement includes a $125.0 million term loan borrowing, which Argo Group used to pay off in its entirety the $125.0 million borrowing drawn on January 31, 2017 under the Prior Agreement to help fund the acquisition of Maybrooke. Interest accrues based on a variable rate, which resets and is payable based on reset options selected by Argo Group pursuant to the terms of the New Credit Agreement. A summary of the terms of the outstanding balance at June 30, 2017 is presented below:

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at June 30, 2017	Amount
3/3/2017	3/3/2019	2 month LIBOR + 1.5%	2.54%	$125.0

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

Included in the New Credit Agreement is a provision that allows up to $200.0 million of the revolving credit facility to be used for LOCs, subject to availability. On March 3, 2017, the $0.2 million LOC outstanding under the Prior Credit Agreement was transferred to the New Credit Agreement. At June 30, 2017 and December 31, 2016, there were no borrowings outstanding under the revolving portions of the credit facilities. At June 30, 2017 and December 31, 2016, there were $0.5 million and $0.2 million, respectively in LOCs against the New and Prior Credit Agreement, respectively.

Other Debt

As part of the ARIS Title Insurance Corporation (“ARIS”) acquisition, at June 30, 2017 and December 31, 2016, we had a note payable for $0.6 million. The note had a variable interest rate of 2.00% above 30-day LIBOR, with the variable interest rate being reset quarterly and subject to certain interest rate ceilings. Interest payments are payable quarterly. The note payable matures on April 1, 2019.

8.	Disclosures about Fair Value of Financial Instruments

Cash. The carrying amount approximates fair value.

Investment securities and short-term investments. See Note 4, “Investments,” for additional information.

Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables approximates fair value. At June 30, 2017 and December 31, 2016, the carrying values of premiums receivable over 90 days were $19.3 million and $14.3 million, respectively. Included in “Reinsurance recoverables” in our Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, are amounts that are due from trade capital providers associated with the operations of Syndicate 1200. Upon settlement, the receivable is offset against the liability which is included in “Ceded reinsurance payable, net” in our accompanying Consolidated Balance Sheets. At June 30, 2017 and December 31, 2016, the payable was in excess of the receivable. Of our reinsurance recoverables on paid losses, excluding amounts attributable to Syndicate 1200’s trade capital providers, at June 30, 2017 and December 31, 2016, the carrying values over 90 days were $12.2 million and $11.2 million, respectively. Our methodology for establishing our allowances for doubtful accounts includes specifically identifying all potential uncollectible balances regardless of aging. At June 30, 2017 and December 31, 2016, the allowance for doubtful accounts for premiums receivable was $2.9 million and $2.7 million, respectively, and the allowance for doubtful accounts for reinsurance recoverables on paid losses was $2.1 million. At June 30, 2017, the amount of premiums receivable over 90 days secured by collateral was negligible. At December 31, 2016, premiums receivable over 90 days were secured by collateral in the amount of $0.1 million. Reinsurance recoverables on paid losses over 90 days were secured by collateral in the amount of $0.6 million at June 30, 2017 and December 31, 2016, respectively.

Debt. At June 30, 2017 and December 31, 2016, the fair value of our junior subordinated debentures, senior unsecured fixed rate notes and other indebtedness was estimated using appropriate market indices or quoted prices from external sources based on current market conditions.

A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	June 30, 2017		December 31, 2016
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures
Trust preferred debentures	$172.7	$167.5	$172.7	$162.4
Maybrooke subordinated debenture	83.7	85.2	—	—
Senior unsecured fixed rate notes	139.5	139.3	139.5	139.3
Floating rate loan stock	56.9	55.1	54.8	51.5

9.	Shareholders’ Equity

On August 8, 2017 our Board of Directors declared a quarterly cash dividend in the amount of $0.27 on each share of common stock outstanding. The cash dividend will be paid on September 15, 2017 to shareholders of record at the close of business on September 1, 2017.

On June 1, 2017 our Board of Directors declared a quarterly cash dividend in the amount of $0.27 on each share of common stock outstanding. On June 26, 2017, we paid $8.3 million to our shareholders of record on June 12, 2017.

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

On May 3, 2016 our Board of Directors declared a quarterly cash dividend in the amount of $0.22 on each share of common stock outstanding. On June 17, 2016, we paid $6.9 million to our shareholders of record on June 1, 2016.

On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous Repurchase Authorizations. As of June 30, 2017, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $127.5 million.

For the six months ended June 30, 2017, we repurchased a total of 46,500 common shares for $2.8 million. A summary of activity from January 1, 2017 through June 30, 2017 follows.

A summary of common shares repurchased for the six months ended June 30, 2016 is shown below:

Repurchase Type	Date Trading Plan Initiated	2017 Purchase Period	Number of Shares Repurchased	Average Price of Shares Repurchased	Total Cost (in millions)	Repurchase Authorization Year
10b5-1 Trading Plan	6/14/2017	06/20/2017-06/28/2017	46,500	$59.54	$2.8	2016

10.	Accumulated Other Comprehensive Income (Loss)

A summary of changes in accumulated other comprehensive income (loss), net of taxes (where applicable) by component for the six months ended June 30, 2017, and 2016 is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance at January 1, 2017	$(17.6)	$72.4	$(7.1)	$47.7
Other comprehensive income (loss) before reclassifications	(0.6)	45.7	—	45.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	(12.7)	—	(12.7)
Net current-period other comprehensive income (loss)	(0.6)	33.0	—	32.4
Balance at June 30, 2017	$(18.2)	$105.4	$(7.1)	$80.1

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance at January 1, 2016	$(21.6)	$40.0	$(6.9)	$11.5
Other comprehensive income (loss) before reclassifications	3.8	58.0	—	61.8
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4.2)	—	(4.2)
Net current-period other comprehensive income (loss)	3.8	53.8	—	57.6
Balance at June 30, 2016	$(17.8)	$93.8	$(6.9)	$69.1

The following table illustrates the amounts reclassified from accumulated other comprehensive income (loss) shown in the above tables that have been included in our Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Unrealized gains on securities:
Net realized investment gains	$(2.7)	$(0.3)	$(18.9)	$(8.1)
Provision for income taxes (benefit)	1.0	(0.2)	6.2	3.9
Net of taxes	$(1.7)	$(0.5)	$(12.7)	$(4.2)

11.	Net Income Per Common Share

The following table presents the calculation of net income per common share on a basic and diluted basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except number of shares and per share amounts)	2017	2016	2017	2016
Net income	$46.0	$30.9	$82.7	$58.6
Weighted average common shares outstanding - basic	30,201,457	30,187,592	30,124,696	30,333,417
Effect of dilutive securities:
Equity compensation awards	846,624	622,564	870,476	637,772
Weighted average common shares outstanding - diluted	31,048,081	30,810,156	30,995,172	30,971,189
Net income per common share:
Basic	$1.52	$1.03	$2.75	$1.93
Diluted	$1.48	$1.00	$2.67	$1.89

Excluded from the weighted average common shares outstanding calculation at June 30, 2017 and 2016 are 10,075,255 shares and 9,900,239 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date.

12.	Supplemental Cash Flow Information

Income taxes paid. We paid income taxes of $9.9 million and $1.3 million during the six months ended June 30, 2017, and 2016, respectively.

Income taxes recovered. We recovered income taxes of $2.2 million and $0.3 million during the six months ended June 30, 2017, and 2016, respectively.

Interest paid was as follows:

	For the Six Months Ended June 30,
(in millions)	2017	2016
Senior unsecured fixed rate notes	$4.7	$4.7
Junior subordinated debentures	6.0	3.8
Other indebtedness	1.6	1.2
Revolving credit facility	0.3	—
Total interest paid	$12.6	$9.7

13.	Share-based Compensation

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

The following table summarizes the assumptions we used for the six months ended June 30, 2017, and 2016 :

	For the Six Months Ended June 30,
	2017	2016
Risk-free rate of return	1.83%	1.00%
Expected dividend yields	1.68%	1.70%
Expected award life (years)	4.48	4.54
Expected volatility	18.64%	19.70%

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

Restricted Shares

A summary of restricted share activity as of June 30, 2017 and changes during the six months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2017	702,030	$42.69
Granted	204,467	$62.68
Vested and issued	(146,878)	$41.47
Expired or forfeited	(22,969)	$49.62
Outstanding at June 30, 2017	736,650	$48.26

The restricted shares vest over one to eight years. Expense recognized under this plan for the restricted shares was $2.4 million and $5.2 million for the three and six months ended June 30, 2017, respectively, as compared to $1.8 million and $3.5 million for the three and six months ended June 30, 2016, respectively. Compensation expense for all share-based compensation awards is included in “Underwriting, acquisition and insurance expenses” in the accompanying Consolidated Statements of Income. As of June 30, 2017, there was $25.9 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group.

Stock-Settled SARs

In January 2016, we modified certain unvested cash-settled SARs, converting the awards into stock-settled SARs. We evaluated this modification under the terms of ASU 718 “Share Based Payments,” and determined that no additional expense resulted from the conversion. The expense for the stock-settled SARs will be amortized over the remaining vesting period.

A summary of stock-settled SARs activity as of June 30, 2017 and changes during the six months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2017	1,982,695	$34.80
Exercised	(315,835)	$32.61
Expired or forfeited	(58,721)	$40.44
Outstanding at June 30, 2017	1,608,139	$35.02

The stock-settled SARs vest over a one to four year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. Expense recognized for the stock-settled SARs was $2.0 million and $2.7 million for the three and six months ended June 30, 2017, respectively, as compared to $1.2 million and $2.6 million for the three and six months ended June 30, 2016, respectively. As of June 30, 2017, there was $6.0 million of total unrecognized compensation cost related to stock-settled SARs outstanding.

Cash-Settled SARs

A summary of cash-settled SARs activity as of June 30, 2017 and changes during the six months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2017	500,486	$32.08
Exercised	(185,359)	$32.90
Expired or forfeited	(14,503)	$23.69
Outstanding at June 30, 2017	300,624	$31.98

As of June 30, 2017, all the cash-settled SARs are fully vested. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We account for the cash-settled SARs as liability awards, which require the awards to be revalued at each reporting period. Due to a decrease in the fair market value of our stock, we recouped $2.3 million and $0.9 million of expense for three and six months ended June 30, 2017, respectively. For the three and six months ended June 30, 2016, we recouped $0.2 million and $0.5 million of expense, respectively, primarily related to the conversion of certain cash-settled SARs. As of June 30, 2017, there was no unrecognized compensation cost related to cash-settled SARs outstanding.

14.	Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Commissions	$69.2	$62.1	$130.4	$119.2
General expenses	88.0	71.1	176.7	141.7
Premium taxes, boards and bureaus	6.7	6.3	14.1	12.9
	163.9	139.5	321.2	273.8
Net deferral of policy acquisition costs	(9.2)	(6.5)	(12.9)	(8.2)
Total underwriting, acquisition and insurance expenses	$154.7	$133.0	$308.3	$265.6

The $16.9 million and the $35.0 million increases in general expenses for the three months and six ended June 30, 2017, respectively, as compared to the same periods in 2016 was driven by expenses attributable to the operations of Maybrooke coupled with increased information technology, marketing, occupancy and depreciation costs.

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

Our income tax provision includes the following components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Current tax provision	$15.5	$6.5	$15.5	$8.0
Deferred tax provision related to:
Future tax deductions	(9.7)	2.0	(3.6)	4.9
Valuation allowance change	(1.0)	0.2	(1.1)	1.2
Income tax provision	$4.8	$8.7	$10.8	$14.1

For the three and six months ended June 30, 2017 and 2016, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

	For the Three Months Ended June 30,
(in millions)	2017			2016
	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$25.3		0.0%	$22.1		0.0%
United States	34.7		23.3%	26.5		30.9%
United Kingdom	(6.5)		52.8%	(9.8)		-5.7%
Belgium	0.1		36.6%	—	(1)	16.3%
Brazil	0.6		0.0%	0.8		0.0%
United Arab Emirates	(2.2)		0.0%	—	(1)	0.0%
Ireland	—	(1)	0.0%	(0.1)		0.0%
Malta	0.5		0.0%	0.1		0.0%
Luxembourg	(1.7)		0.0%	—		0.0%
Switzerland	—	(1)	22.1%	—	(1)	22.8%
Total	$50.8		9.4%	$39.6		22.1%

	For the Six Months Ended June 30,
(in millions)	2017			2016
	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$51.7		0.0%	$44.1		0.0%
United States	58.7		24.8%	49.8		27.5%
United Kingdom	(12.0)		32.3%	(22.1)		-1.7%
Belgium	0.1		36.2%	—	(1)	32.0%
Brazil	(0.2)		0.0%	0.7		0.0%
United Arab Emirates	(3.5)		0.0%	—	(1)	0.0%
Ireland	—	(1)	0.0%	(0.1)		0.0%
Malta	1.1		0.0%	0.3		0.0%
Luxembourg	(2.4)		0.0%	—		0.0%
Switzerland	—	(1)	20.8%	—	(1)	21.1%
Total	$93.5		11.5%	$72.7		19.4%

(1)	Pre-tax income for the respective year was less than $0.1 million.

Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Income tax provision at expected rate	$10.8	$7.6	$18.0	$13.4
Tax effect of:
Tax-exempt interest	(0.7)	(0.9)	(1.5)	(1.8)
Dividends received deduction	(0.4)	(0.8)	(0.9)	(1.3)
Valuation allowance change	(1.0)	0.2	(1.1)	1.2
Other permanent adjustments, net	(1.1)	—	(1.0)	0.2
Adjustment for prior period	—	—	(0.7)	—
Adjustment for annualized rate	(1.8)	0.9	(2.5)	(0.6)
Other foreign adjustments	(0.4)	(0.6)	0.4	(0.6)
Deferred tax rate reduction	—	—	—	(0.3)
State income tax	0.1	—	0.1	—
Foreign exchange adjustments	(0.9)	2.1	(0.3)	3.6
Foreign withholding taxes	0.2	0.2	0.3	0.3
Income tax provision	$4.8	$8.7	$10.8	$14.1
Income tax provision - Foreign	$(3.3)	$0.6	$(3.8)	$0.4
Income tax provision - United States, Federal	7.8	7.9	$14.2	13.5
Income tax provision - United States, State	0.1	—	0.1	—
Foreign withholding tax - United States	0.2	0.2	0.3	0.2
Income tax provision	$4.8	$8.7	$10.8	$14.1

Our net deferred tax assets (liabilities) are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally two years for net operating losses and three years for capital losses for our United States operations. At June 30, 2017, we had a total net deferred tax liability of $13.0 million prior to any valuation allowance.

Management has determined that a valuation allowance is required for a portion of the tax-effected net operating loss carryforward included as part of the United States consolidated group of $15.4 million generated from PXRE Corporation and for the tax-effected net operating loss carryforward of $1.0 million from ARIS. The valuation allowances have been established as Internal Revenue Code Section 382 limits the application of net operating loss and net capital loss carryforwards following an ownership change. The loss carryforwards available per year are $2.8 million as required by Internal Revenue Code Section 382.

Furthermore, due to cumulative losses since inception, management has concluded that a valuation allowance is required for the full amount of the tax-effected net operating losses generated by our Brazil and Malta entities.

Accordingly, a valuation allowance of $25.2 million is required as of June 30, 2017 of which $13.5 million relates to the PXRE Corporation and ARIS loss carryforwards, $8.0 million relates to Brazil operations, $2.7 million relates to Maybrooke, and $1.0 million relates to Malta operations. For the six months ended June 30, 2017, the valuation allowance was reduced by $0.5 million pertaining to the PXRE Corporation and ARIS loss carryforwards, $0.3 million pertaining to our Brazil operations, and $0.3 million pertaining to our Malta operations. Additionally, a $2.7 million valuation allowance was acquired with Maybrooke.

Of the PXRE Corporation net operating loss carryforwards, $13.9 million will expire if not used by December 31, 2025 and $1.5 million will expire if not used by December 31, 2027. Of the ARIS loss carryforward, $0.2 million will expire if not used by December 31, 2027, $0.4 million will expire if not used by December 31, 2028 and $0.4 million will expire if not used by December 31, 2029.

For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. We had no material unrecognized tax benefits as of June 30, 2017 and 2016. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2013. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2014.

16.	Commitments and Contingencies

Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

We have contractual commitments to invest up to $119.7 million related to our limited partnership investments at June 30, 2017. These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time, not to exceed thirteen years.

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

Revenue and income (loss) before income taxes for each segment were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Revenue:
Earned premiums
U.S. Operations	$229.1	$206.8	$450.3	$413.4
International Operations	169.9	137.9	328.1	276.2
Run-off Lines	0.1	0.2	0.1	0.2
Total earned premiums	399.1	344.9	778.5	689.8
Net investment income
U.S. Operations	27.3	21.7	47.2	35.5
International Operations	10.1	9.1	16.7	15.2
Run-off Lines	2.9	3.4	5.0	5.6
Corporate and Other	3.3	1.5	5.2	0.6
Total net investment income	43.6	35.7	74.1	56.9
Fee and other income	3.8	5.8	7.4	12.6
Net realized investment and other gains (losses)	4.5	(2.1)	19.1	(4.9)
Total revenue	$451.0	$384.3	$879.1	$754.4

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Income (loss) before income taxes
U.S. Operations	$53.0	$45.4	$90.2	$80.3
International Operations	9.1	15.3	17.4	33.0
Run-off Lines	(1.2)	(3.2)	(3.7)	(4.6)
Total segment income before taxes	60.9	57.5	103.9	108.7
Corporate and Other	(14.6)	(15.8)	(29.5)	(31.1)
Net realized investment and other gains (losses)	4.5	(2.1)	19.1	(4.9)
Total income before income taxes	$50.8	$39.6	$93.5	$72.7

The table below presents earned premiums by geographic location for the three and six months ended June 30, 2017 and 2016. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Bermuda	$23.1	$29.0	$48.7	$57.1
Brazil	12.3	10.0	25.1	19.2
Malta	1.3	0.5	2.3	1.0
United Kingdom	133.3	98.1	252.1	198.7
United States	229.1	207.3	450.3	413.8
Total earned premiums	$399.1	$344.9	$778.5	$689.8

The following table represents identifiable assets:

(in millions)	June 30, 2017	December 31, 2016
U.S. Operations	$4,127.7	$3,961.2
International Operations	3,223.6	2,356.9
Run-off Lines	414.6	537.0
Corporate and Other	474.8	349.9
Total	$8,240.7	$7,205.0

Included in total assets at June 30, 2017 and December 31, 2016 are $690.6 million and $630.4 million, respectively, in assets associated with trade capital providers.

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

In accordance with ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (Topic 835), we present the unamortized debt issuance costs in the balance sheet as a direct deduction from the carrying value of the debt liability. At June 30, 2017 and December 31, 2016, the Notes consisted of the following:

(in millions)	June 30, 2017	December 31, 2016
Senior unsecured fixed rate notes
Principal	$143.8	$143.8
Less: unamortized debt issuance costs	(4.3)	(4.3)
Senior unsecured fixed rate notes, less unamortized debt issuance costs	$139.5	$139.5

In accordance with Article 10 of SEC Regulation S-X, we have elected to present condensed consolidating financial information in lieu of separate financial statements for the Subsidiary Issuer. The following tables present condensed consolidating financial information at June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016, of the Parent Guarantor and the Subsidiary Issuer. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.

The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations and cash flows of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2017

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$1.2	$2,893.8	$1,729.1	$—	$4,624.1
Cash	—	46.2	168.3	—	214.5
Accrued investment income	—	17.2	5.8	—	23.0
Premiums receivable	—	214.0	458.6	—	672.6
Reinsurance recoverables	—	1,386.5	133.1	—	1,519.6
Goodwill and other intangible assets, net	43.5	126.1	91.5	—	261.1
Deferred acquisition costs, net	—	74.2	88.6	—	162.8
Ceded unearned premiums	—	182.0	254.6	—	436.6
Other assets	8.8	171.4	146.2	—	326.4
Intercompany note receivable	—	49.6	70.4	(120.0)	—
Investments in subsidiaries	2,156.4	—	—	(2,156.4)	—
Total assets	$2,209.9	$5,161.0	$3,146.2	$(2,276.4)	$8,240.7
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,354.7	$1,278.1	$—	$3,632.8
Unearned premiums	—	618.4	557.8	—	1,176.2
Funds held and ceded reinsurance payable, net	—	736.3	8.6	—	744.9
Long-term debt	153.4	284.4	140.6	—	578.4
Current income taxes payable, net	—	11.5	1.9	—	13.4
Deferred tax liabilities, net	—	29.8	8.4	—	38.2
Accrued underwriting expenses and other liabilities	11.0	80.5	74.0	—	165.5
Due to affiliates	34.2	5.1	(5.1)	(34.2)	—
Intercompany note payable	120.0	—	—	(120.0)	—
Total liabilities	318.6	4,120.7	2,064.3	(154.2)	6,349.4
Total shareholders' equity	1,891.3	1,040.3	1,081.9	(2,122.2)	1,891.3
Total liabilities and shareholders' equity	$2,209.9	$5,161.0	$3,146.2	$(2,276.4)	$8,240.7

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2016

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$2.2	$2,834.2	$1,487.9	$—	$4,324.3
Cash	—	53.7	32.3	—	86.0
Accrued investment income	—	16.0	4.7	—	20.7
Premiums receivable	—	204.9	258.9	—	463.8
Reinsurance recoverables	—	1,348.4	37.2	—	1,385.6
Goodwill and other intangible assets, net	—	127.1	92.8	—	219.9
Deferred acquisition costs, net	—	63.5	75.6	—	139.1
Ceded unearned premiums	—	168.9	133.9	—	302.8
Other assets	8.7	168.0	86.1	—	262.8
Intercompany note receivable	—	50.2	(50.2)	—	—
Investments in subsidiaries	1,834.4	—	—	(1,834.4)	—
Total assets	$1,845.3	$5,034.9	$2,159.2	$(1,834.4)	$7,205.0
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,322.4	$1,028.4	$—	$3,350.8
Unearned premiums	—	580.0	390.0	—	970.0
Funds held and ceded reinsurance payable, net	—	750.2	(206.5)	—	543.7
Long-term debt	28.4	284.4	54.8	—	367.6
Current income taxes payable, net	—	8.5	(0.4)	—	8.1
Deferred tax liabilities, net	—	17.6	6.5	—	24.1
Accrued underwriting expenses and other liabilities	13.7	92.0	42.3	—	148.0
Due to affiliates	10.5	1.8	(1.8)	(10.5)	—
Total liabilities	52.6	4,056.9	1,313.3	(10.5)	5,412.3
Total shareholders' equity	1,792.7	978.0	845.9	(1,823.9)	1,792.7
Total liabilities and shareholders' equity	$1,845.3	$5,034.9	$2,159.2	$(1,834.4)	$7,205.0

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2017

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$135.5	$263.6	$—	$399.1
Net investment (expense) income	(0.4)	29.3	14.7	—	43.6
Fee and other income	—	2.9	0.9	—	3.8
Net realized investment and other gains (losses)	—	5.2	(0.7)	—	4.5
Total revenue	(0.4)	172.9	278.5	—	451.0
Expenses:
Losses and loss adjustment expenses	—	72.5	158.1	—	230.6
Underwriting, acquisition and insurance expenses	3.8	58.5	92.4	—	154.7
Interest expense	1.1	4.2	1.7	—	7.0
Fee and other expense	—	3.2	0.1	—	3.3
Foreign currency exchange (gains) loss	—	(0.1)	4.7	—	4.6
Total expenses	4.9	138.3	257.0	—	400.2
(Loss) Income before income taxes	(5.3)	34.6	21.5	—	50.8
Provision for income taxes	—	8.1	(3.3)	—	4.8
Net (loss) income before equity in earnings of subsidiaries	(5.3)	26.5	24.8	—	46.0
Equity in undistributed earnings of subsidiaries	51.3	—	—	(51.3)	—
Net income	$46.0	$26.5	$24.8	$(51.3)	$46.0

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2016

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$120.2	$224.7	$—	$344.9
Net investment (expense) income	(0.5)	27.5	8.7	—	35.7
Fee and other income	—	4.2	1.6	—	5.8
Net realized investment and other gains (losses)	0.2	1.9	(4.2)	—	(2.1)
Total revenue	(0.3)	153.8	230.8	—	384.3
Expenses:
Losses and loss adjustment expenses	—	69.1	127.5	—	196.6
Underwriting, acquisition and insurance expenses	1.1	49.0	82.9	—	133.0
Interest expense	0.4	3.9	0.6	—	4.9
Fee and other expense	—	5.0	0.7	—	5.7
Foreign currency exchange (gains) loss	—	(0.1)	4.6	—	4.5
Total expenses	1.5	126.9	216.3	—	344.7
(Loss) Income before income taxes	(1.8)	26.9	14.5	—	39.6
Provision for income taxes	—	8.3	0.4	—	8.7
Net (loss) income before equity in earnings of subsidiaries	(1.8)	18.6	14.1	—	30.9
Equity in undistributed earnings of subsidiaries	32.7	—	—	(32.7)	—
Net income	$30.9	$18.6	$14.1	$(32.7)	$30.9

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$266.4	$512.1	$—	$778.5
Net investment (expense) income	(2.1)	48.2	28.0	—	74.1
Fee and other income	—	5.7	1.7	—	7.4
Net realized investment and other gains (losses)	0.5	19.0	(0.4)	—	19.1
Total revenue	(1.6)	339.3	541.4	—	879.1
Expenses:
Losses and loss adjustment expenses	—	148.6	304.5	—	453.1
Underwriting, acquisition and insurance expenses	12.2	116.7	179.4	—	308.3
Interest expense	1.4	8.5	3.0	—	12.9
Fee and other expense	—	6.6	0.8	—	7.4
Foreign currency exchange loss	—	—	3.9	—	3.9
Total expenses	13.6	280.4	491.6	—	785.6
(Loss) Income before income taxes	(15.2)	58.9	49.8	—	93.5
Provision for income taxes	—	14.5	(3.7)	—	10.8
Net (loss) income before equity in earnings of subsidiaries	(15.2)	44.4	53.5	—	82.7
Equity in undistributed earnings of subsidiaries	97.9	—	—	(97.9)	—
Net income	$82.7	$44.4	$53.5	$(97.9)	$82.7

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$240.1	$449.7	$—	$689.8
Net investment (expense) income	(1.1)	40.1	17.9	—	56.9
Fee and other income	—	9.4	3.2	—	12.6
Net realized investment and other gains (losses)	0.2	13.1	(18.2)	—	(4.9)
Total revenue	(0.9)	302.7	452.6	—	754.4
Expenses:
Losses and loss adjustment expenses	—	137.4	250.8	—	388.2
Underwriting, acquisition and insurance expenses	6.3	96.6	162.7	—	265.6
Interest expense	0.7	7.8	1.2	—	9.7
Fee and other expense	—	11.2	1.0	—	12.2
Foreign currency exchange (gains) loss	—	(0.1)	6.1	—	6.0
Total expenses	7.0	252.9	421.8	—	681.7
(Loss) Income before income taxes	(7.9)	49.8	30.8	—	72.7
Provision for income taxes	—	13.7	0.4	—	14.1
Net (loss) income before equity in earnings of subsidiaries	(7.9)	36.1	30.4	—	58.6
Equity in undistributed earnings of subsidiaries	66.5	—	—	(66.5)	—
Net income	$58.6	$36.1	$30.4	$(66.5)	$58.6

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from (used in) operating activities	$5.3	$(8.0)	$40.0	$—	$37.3
Cash flows from investing activities:
Proceeds from sales of investments	—	514.4	444.0	—	958.4
Maturities and mandatory calls of fixed maturity investments	—	240.6	94.5	—	335.1
Purchases of investments	—	(811.0)	(655.0)	—	(1,466.0)
Change in short-term investments and foreign regulatory deposits	0.4	72.0	228.0	—	300.4
Settlements of foreign currency exchange forward contracts	0.8	—	(0.3)	—	0.5
Acquisition of subsidiaries, net of cash	(235.3)	—	130.1	—	(105.2)
Issuance of intercompany note, net	—	—	(120.0)	120.0	—
Purchases of fixed assets and other, net	(0.1)	(12.7)	(24.9)	—	(37.7)
Cash (used in) provided by investing activities	(234.2)	3.3	96.4	120.0	(14.5)
Cash flows from financing activities:
Additional long-term borrowings	125.0	—	—	—	125.0
Borrowing under intercompany note, net	120.0	—	—	(120.0)	—
Activity under stock incentive plans	0.5	—	—	—	0.5
Repurchase of Company's common shares	—	(2.8)	—	—	(2.8)
Payment of cash dividend to common shareholders	(16.6)	—	—	—	(16.6)
Cash provided by (used in) financing activities	228.9	(2.8)	—	(120.0)	106.1
Effect of exchange rate changes on cash	—	—	(0.4)	—	(0.4)
Change in cash	—	(7.5)	136.0	—	128.5
Cash, beginning of year	—	53.7	32.3	—	86.0
Cash, end of period	$—	$46.2	$168.3	$—	$214.5

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from (used in) operating activities	$14.7	$(9.2)	$26.1	$—	$31.6
Cash flows from investing activities:
Proceeds from sales of investments	—	490.0	140.5	—	630.5
Maturities and mandatory calls of fixed maturity investments	—	296.9	376.4	—	673.3
Purchases of investments	—	(720.1)	(535.6)	—	(1,255.7)
Change in short-term investments and foreign regulatory deposits	(1.8)	(12.3)	3.1	—	(11.0)
Settlements of foreign currency exchange forward contracts	—	—	6.8	—	6.8
Purchases of fixed assets and other, net	—	(11.2)	(12.4)	—	(23.6)
Cash (used in) provided by investing activities	(1.8)	43.3	(21.2)	—	20.3
Cash flows from financing activities:
Activity under stock incentive plans	0.2	—	—	—	0.2
Repurchase of Company's common shares	—	(40.0)	—	—	(40.0)
Payment of cash dividend to common shareholders	(13.1)	—	—	—	(13.1)
Cash used in financing activities	(12.9)	(40.0)	—	—	(52.9)
Effect of exchange rate changes on cash	—	—	(0.1)	—	(0.1)
Change in cash	—	(5.9)	4.8	—	(1.1)
Cash, beginning of year	—	88.8	32.9	—	121.7
Cash, end of period	$—	$82.9	$37.7	$—	$120.6

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2017 compared with the three and six months ended June 30, 2016, and also a discussion of our financial condition as of June 30, 2017. This discussion and analysis should be read in conjunction with the attached unaudited interim Condensed Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on February 24, 2017, including the audited Consolidated Financial Statements and notes thereto.

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

Consolidated Results of Operations

For the three and six months ended June 30, 2017, we reported net income of $46.0 million and $82.7 million, or $1.48 and $2.67 per diluted share, respectively. Effective February 6, 2017, we completed the acquisition of Maybrooke Holdings, S.A., and its subsidiaries, including Ariel Reinsurance, Ltd. (collectively “Ariel Re”).  Included in our consolidated results of operations for the three and six months ended June 30, 2017 is activity specifically attributable to Ariel Re from the date of acquisition. For the three and six months ended June 30, 2016, we reported net income of $30.9 million and $58.6 million, or $1.00 and $1.89 per diluted share, respectively.

The following is a comparison of selected data from our operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Gross written premiums	$687.2	$560.6	$1,285.8	$1,080.4
Earned premiums	$399.1	$344.9	$778.5	$689.8
Net investment income	43.6	35.7	74.1	56.9
Fee and other income	3.8	5.8	7.4	12.6
Net realized investment and other gains (losses)	4.5	(2.1)	19.1	(4.9)
Total revenue	$451.0	$384.3	$879.1	$754.4
Income before income taxes	$50.8	$39.6	$93.5	$72.7
Provision for income taxes	4.8	8.7	10.8	14.1
Net income	$46.0	$30.9	$82.7	$58.6
Loss ratio	57.8%	57.0%	58.2%	56.3%
Expense ratio	38.8%	38.6%	39.6%	38.5%
Combined ratio	96.6%	95.6%	97.8%	94.8%

Consolidated gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended June 30,
	2017		2016
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$186.7	$85.3	$175.2	$80.5
Liability	258.5	167.7	225.9	162.4
Professional	82.0	52.3	73.9	43.9
Specialty	160.0	93.8	85.6	58.1
Total	$687.2	$399.1	$560.6	$344.9

	For the Six Months Ended June 30,
	2017		2016
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$335.4	$174.9	$315.9	$165.7
Liability	508.5	332.1	456.1	324.5
Professional	151.3	102.4	135.1	85.0
Specialty	290.6	169.1	173.3	114.6
Total	$1,285.8	$778.5	$1,080.4	$689.8

The increase in consolidated gross written and earned premiums for the three and six months ended June 30, 2017 as compared to the same periods ended 2016 was attributable to growth across all product lines as we continue to focus on introducing new products and increasing renewals.  Additionally, Ariel Re contributed $89.0 million of gross written premiums and $41.7 million of earned premiums for the three months ended June 30, 2017, and $119.5 million of gross written premiums and $64.9 million of earned premiums for the six months ended June 30, 2017.  During 2017 all product lines have experienced increased competition and pressure on rates due to the current market conditions. Consolidated earned premiums increased for the three and six months ended June 30, 2017 as compared to the same periods in 2016 due to increased gross written premiums in the second half of 2016 and into the first half of 2017. Partially offsetting these increases was the reduction in our participation percentage for the Syndicate 1200 operations, from 53.5% for 2016 to 46.0% for 2017.

The increase in consolidated net investment income for the three and six months ended June 30, 2017 as compared to the same periods ended 2016 was primarily attributable to increased investment income from our alternative investment portfolio, partially offset by increased investment related expenses.  For the three months ended June 30, 2017, net investment income from our alternative investment portfolio increased $8.2 million, from $12.4 million for the three months ended June 30, 2016 to $20.6 million for the same period ended 2017.  Included in net investment income was $11.6 million of net investment gains relating to net asset sales initiated by an equity investee.  Additionally, net investment income for our fixed maturity portfolio increased $1.8 million.  Partially offsetting these increases was a $2.0 million increase in investment related expenses.  The increase in consolidated net investment income for the six months ended June 30, 2017 as compared to the same period ended 2016 was primarily attributable to a $18.0 million increase in the return of our alternative investment portfolio and $4.5 million of increased income on our fixed maturities portfolio.

Consolidated net realized investment and other gains for the three months ended June 30, 2017 consisted of $14.8 million in realized gains from the sale of equity and fixed maturity securities.  Partially offsetting these realized gains was $9.2 million of realized foreign currency exchange losses generated by the foreign currency changes, including $5.6 million realized loss on our foreign currency forward contracts and $3.3 million on our fixed maturity portfolio.  For the three months ended June 30, 2017, we recognized $1.1 million in other-than-temporary impairment losses within our equity portfolio.  Consolidated net realized investment and other losses for the three months ended June 30, 2016 consisted of $4.6 million of realized foreign currency exchange losses on our bond portfolio, coupled with $4.9 million of other-than-temporary impairment losses primarily within our equity portfolio.  Partially offsetting these realized losses was $7.4 million in realized gains from the sale of equity and fixed maturity securities.  Consolidated net realized investment and other gains for the six months ended June 30, 2017 consisted of $34.6 million in realized gains from the sale of equity and fixed maturity securities.  Partially offsetting these realized gains was $14.0 million of realized foreign currency exchange losses generated by the foreign currency changes, including $7.8 million on our fixed maturity portfolio and $5.6 million realized loss on our foreign currency forward contracts.  Consolidated net realized investment and other losses for the six months ended June 30, 2016 consisted of a $12.0 million foreign currency exchange loss on our foreign currency forward contracts, $9.7 million of realized foreign currency exchange losses on our bond portfolio, coupled with $6.6 million of other-than-temporary impairment losses primarily within our equity portfolio.  Partially offsetting these realized losses was $23.4 million in realized gains from the sale of equity and fixed maturity securities.

Consolidated losses and loss adjustment expenses were $230.6 million and $196.6 million for the three months ended June 30, 2017 and 2016, respectively.  The increase in the consolidated loss ratio for the three months ended June 30, 2017 as compared to the same period ended 2016 was primarily attributable to reduced net favorable development on prior accident year reserves, partially offset by reduced catastrophe losses.  Losses and loss adjustment expenses include $21.7 million for Ariel Re for the three months ended June 30, 2017.  Included in loss and loss adjustment expenses for the three months ended June 30, 2017 was $1.1 million of net favorable loss reserve development on prior accident years compared to $12.7 million of net favorable loss reserve development on prior accident years for the same period ended 2016.  Included in losses and loss adjustment expenses for the three months ended June 30, 2017 was $4.5 million in catastrophe losses attributable to storm activity.  Catastrophe losses for the three months ended June 30, 2016 totaled $24.3 million resulting from the Alberta wildfires and storm activity in the United States.

Consolidated losses and loss adjustment expenses were $453.1 million and $388.2 million for the six months ended June 30, 2017 and 2016, respectively.  Losses and loss adjustment expenses include $32.5 million for Ariel Re from the date of acquisition through June 30, 2017.  Included in losses and loss adjustment expenses for the six months ended June 30, 2017 and 2016 was $6.3 million and $27.6 million, respectively, in catastrophe losses.  Included in losses and loss adjustment expenses for the six months ended June 30, 2017 was $5.7 million net unfavorable loss reserve development on prior accident years compared to $15.9 million of net favorable loss reserve development on prior accident years compared for the same period ended 2016.

The following table summarizes the above referenced loss reserve development with respect to prior year loss reserves by line of business for the six months ended June 30, 2017.

(in millions)	2016 Net Reserves	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2016 Net Reserves
General and professional liability	$1,028.9	$1.1	0.1%
Workers compensation	312.9	(4.0)	-1.3%
Syndicate 1200 liability	198.1	8.0	4.0%
Commercial multi-peril	156.6	(3.8)	-2.4%
Commercial auto liability	113.6	(3.5)	-3.1%
Property	83.6	10.2	12.2%
Syndicate 1200 specialty	80.7	5.5	6.8%
Reinsurance - nonproportional assumed property	65.6	(3.1)	-4.7%
Fidelity/Surety	38.4	(4.5)	-11.7%
All other lines	101.8	(0.2)	-0.2%
Total	$2,180.2	$5.7	0.3%

In determining appropriate reserve levels for the three and six months ended June 30, 2017, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates.  No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for loss and loss adjustment expenses and record our best estimate.  Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data.  While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent years, this does not imply that more recent accident years’ reserves also will develop favorably; pricing, reinsurance costs, legal environment, general economic conditions including changes in inflation and many other factors impact our ultimate loss estimates.

When determining reserve levels, we recognize that there are several factors that present challenges and uncertainties to the estimation of net loss reserves. Our net retained losses vary by product and they have generally increased over time. To properly recognize these uncertainties, actuarial reviews have given significant consideration to the paid and incurred Bornhuetter-Ferguson (“BF”) methodologies. Compared with other actuarial methodologies, the paid and incurred BF methods assign smaller weight to actual reported loss experience, with the greatest weight assigned to an expected or planned loss ratio. The expected or planned loss ratio has typically been determined using various assumptions pertaining to prospective loss frequency and loss severity. In setting reserves at June 30, 2017, we continued to consider the paid and incurred BF methods for recent years.

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

Consolidated gross reserves for losses and loss adjustment expenses were $3,632.8 million (including $200.2 million of reserves attributable to the Syndicate 1200 trade capital providers) and $3,181.9 million (including $137.6 million of reserves attributable to Syndicate 1200 segment's trade capital providers)  as of June 30, 2017 and 2016, respectively. Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future favorable or unfavorable loss development, which may be material, will not occur.

Consolidated underwriting, insurance and acquisition expenses were $154.7 million and $308.3 million for the three and six months ended June 30, 2017, respectively compared to $133.0 million and $265.6 million for the same periods ended 2016.  The increase in the expense ratio for the three and six months ended June 30, 2017 as compared to the same periods ended 2016 was primarily attributable to an increase in the non-acquisition expense.  Ariel Re contributed $11.6 million and $16.2 million in underwriting expenses for the three and six months ended June 30, 2017, respectively.  Acquisition expense for the three and six months ended June 30, 2017 was favorably impacted by increased ceding commissions earned and by an increase in the deferral of underwriting expenses due to a change in accounting estimate.  Non-acquisition expenses were negatively impacted by increased information technology, marketing, occupancy and depreciation expenses.  Additionally, included in non-acquisition expense for the six months ended June 30, 2017 was $2.5 million in transaction costs related to the Ariel Re acquisition.

Consolidated interest expense was $7.0 million and $12.9 million for the three and six months ended June 30, 2017, respectively, compared to $4.9 million and $9.7 million for the same periods ended 2016. Included in consolidated interest expense was $0.7 million and $1.4 million from the operations of Ariel Re for the three and six months ended June 30, 2017, respectively.  The remaining increase was primarily attributable to interest expense on a $125.0 million term loan entered into to fund a portion of the acquisition price of Ariel Re and to a lesser extent, an increase in short-term LIBOR rates.

Consolidated foreign currency exchange loss was $4.6 million and $4.5 million for the three months ended June 30, 2017 and 2016, respectively.  Consolidated foreign currency exchange loss was $3.9 million and $6.0 million for the six months ended June 30, 2017 and 2016, respectively.  The changes in the foreign currency exchange gains/losses were due to fluctuations of the U.S Dollar, on a weighted average basis, against the currencies in which we transact our business. For the three months ended June 30, 2017, the U.S. Dollar weakened against the British Pound, the Euro and the Canadian Dollar.  For the six months ended June 30, 2017, the U.S. Dollar weakened against all major currencies.  For the three and six months ended June 30, 2016, the U.S. Dollar weakened against all major currencies, except for the British Pound.

The consolidated income tax provision represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the provision for income taxes represents taxes on net income for our United States, Ireland, Belgium, Brazil, Switzerland and United Kingdom operations. The consolidated provision for income taxes was $4.8 million for the three months ended June 30, 2017 compared to $8.7 million for the same period ended 2016. The effective tax rate declined to 9.4% for the three months ended June 30, 2017 from 22.1% for the same period ended 2016.  The consolidated provision for income taxes was $10.8 million and $14.1 million for the six months ended June 30, 2017 and 2016, respectively. The effective tax rate was 11.5% and 19.4% for the six months ended June 30, 2017 and 2016, respectively.  The decline in the effective tax rate was primarily attributable to an increase in the income tax benefit for our U.K. operations, coupled with the impact of the weakening U.S. Dollar against the British Pound.  Partially offsetting this reduction to tax expense was $0.6 million and $2.2 million of tax expense for Ariel Re for the three and six months ended June 30, 2017, respectively.

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

Our reportable segments include four primary insurance and reinsurance services and offerings as follows:

•

Property includes both property insurance and reinsurance products.  Insurance products cover commercial properties primarily in North America with some residential and international covers. Reinsurance covers underlying exposures that are located throughout the world, including the United States.   These offerings include coverages for man-made and natural disasters.

•

Liability includes a broad range of primary and excess casualty products for risks on both an admitted and non-admitted basis in the United States. Internationally, Argo underwrites worldwide casualty risks primarily exposed in the UK, Canada, and Australia.

•	Professional includes various professional lines products including Errors and Omissions, Management Liability (including Directors and Officers) and Cyber coverages.

•	Specialty includes niche insurance coverages including Marine & Energy, Accident & Health, and Surety product offerings.

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

U.S. Operations

The following table summarizes the results of operations for the U.S. Operations segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Gross written premiums	$365.0	$321.8	$700.0	$609.4
Earned premiums	$229.1	$206.8	$450.3	$413.4
Losses and loss adjustment expenses	122.8	115.1	245.8	230.6
Underwriting, acquisition and insurance expenses	77.0	64.5	154.4	131.4
Underwriting income	29.3	27.2	50.1	51.4
Net investment income	27.3	21.7	47.2	35.5
Interest expense	(3.8)	(2.4)	(6.5)	(4.6)
Fee and other income	2.4	3.5	4.4	8.0
Fee and other expense	(2.2)	(4.6)	(5.0)	(10.0)
Income before income taxes	$53.0	$45.4	$90.2	$80.3
Loss ratio	53.6%	55.6%	54.6%	55.8%
Expense ratio	33.6%	31.2%	34.3%	31.8%
Combined ratio	87.2%	86.8%	88.9%	87.6%

Gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended June 30,
	2017		2016
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$69.4	$30.0	$75.7	$31.6
Liability	220.2	148.8	192.6	142.0
Professional	40.6	28.5	34.1	17.9
Specialty	34.8	21.8	19.4	15.3
Total	$365.0	$229.1	$321.8	$206.8

	For the Six Months Ended June 30,
	2017		2016
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$125.3	$59.0	$119.4	$65.1
Liability	438.2	294.6	386.5	282.8
Professional	73.7	54.7	63.6	35.5
Specialty	62.8	42.0	39.9	30.0
Total	$700.0	$450.3	$609.4	$413.4

The decline in gross written and earned premiums for property for the three months ended June 30, 2017 as compared to the same period ended 2106, was primarily attributable to planned reductions due to increased competition and pressure on rates.  The increase in gross written premiums for property for the six months ended June 30, 2017 as compared to the same period ended 2106, was primarily attributable to an increase in premiums from our fronting programs, which do not impact earned premiums, but result in a ceding commissions received.  The decline in earned premiums for property was primarily attributable to reduced gross written premiums for the non-fronting programs which were primarily driven by increased competition and pressure on rates. The increase in gross written and earned premiums for liability was primarily attributable to growth in the general casualty and other lines due to introduction of new products, growth in our coal lines due to the upturn in the coal market and within our public entity lines due to new business.  The increase in gross written and earned premiums within professional was primarily attributable to new business within our management liability and errors & omissions lines.   The increase in gross written and earned premiums for specialty was driven by the introduction of new products within our programs division coupled with growth from new business in our surety lines.

The decline in the loss ratio for the three months ended June 30, 2017 as compared to the same period in 2016 was primarily attributable to increased net favorable loss reserve development on prior accident years and reduced catastrophe losses.  Included in losses and loss adjustment expenses for the three months ended June 30, 2017 was $12.8 million of net favorable loss reserve development on prior accident years primarily attributable to net favorable development for the general and products liability, surety and workers compensation lines.  Included in losses and loss adjustment expenses for the three months ended June 30, 2016 was $9.0 million of net favorable loss reserve development on prior accident years primarily for the general and products liability, surety, and commercial automobile lines.  Catastrophe losses resulting from storm activity in the United States totaled $4.0 million and $4.7 million for the three months ended June 30, 2017 and 2016, respectively.

The decline in the loss ratio for the six months ended June 30, 2017 as compared to the same period in 2016 was primarily attributable to increased net favorable loss reserve development on prior accident years and reduced catastrophe losses.  Included in losses and loss adjustment expenses for the six months ended June 30, 2017 was $18.0 million of net favorable loss reserve development on prior accident years primarily attributable to the workers compensation, surety, automobiles and commercial multi-peril lines.  Included in losses and loss adjustment expenses for the six months ended June 30, 2016 was $11.9 of net favorable loss reserve development on prior accident years primarily attributable to the automobile liability, surety and general and products liability lines.  Catastrophe losses resulting from storm activity in the United States totaled $4.9 million and $7.0 million for the six months ended June 30, 2017 and 2016, respectively.

The increase in the expense ratio for the three months ended June 30, 2017 as compared to the same period in 2016 was primarily driven by increased non-acquisition costs.  The increase in non-acquisition expense was primarily driven by increased personnel expenses, increased information technology and fixed asset expenses and increased outside services.  The increase in the acquisition expenses was primarily driven by declines in ceding commissions and fronting fees earned.

The increase in the expense ratio for the six months ended June 30, 2017 as compared to the same period ended 2016 was primarily attributable to increased non-acquisition costs.  The increase in non-acquisition expenses was primarily attributable to increased depreciation costs, information technology, personnel expenses and occupancy costs.  The acquisition expense ratio was comparable for the six months ended June 30, 2017 and 2016, respectively.  Declines in fronting fees and ceding commissions earned were partially offset by an increase in expense deferral due to a change in accounting estimates.

Fee and other income, and the associated fee and other expense, declined for the three and six months ended June 30, 2017 as compared to the same periods in 2016 due to the exiting of certain brokerage programs in 2016.

International Operations

The following table summarizes the results of operations for the International Operations segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Gross written premiums	$322.1	$238.6	$585.7	$470.8
Earned premiums	$169.9	$137.9	$328.1	$276.2
Losses and loss adjustment expenses	106.1	76.7	203.2	151.4
Underwriting, acquisition and insurance expenses	62.8	54.9	120.3	106.7
Underwriting income	1.0	6.3	4.6	18.1
Net investment income	10.1	9.1	16.7	15.2
Interest expense	(2.3)	(1.3)	(4.3)	(2.6)
Fee and other income	0.7	1.7	1.5	3.3
Fee and other expense	(0.4)	(0.5)	(1.1)	(1.0)
Income before income taxes	$9.1	$15.3	$17.4	$33.0
Loss ratio	62.4%	55.6%	61.9%	54.8%
Expense ratio	37.0%	39.8%	36.7%	38.6%
Combined ratio	99.4%	95.4%	98.6%	93.4%

Gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended June 30,
	2017		2016
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$117.2	$55.2	$99.5	$48.9
Liability	38.3	18.9	33.1	20.2
Professional	41.4	23.8	39.8	26.0
Specialty	125.2	72.0	66.2	42.8
Total	$322.1	$169.9	$238.6	$137.9

	For the Six Months Ended June 30,
	2017		2016
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$210.0	$115.8	$196.5	$100.6
Liability	70.3	37.5	69.4	41.5
Professional	77.6	47.7	71.5	49.5
Specialty	227.8	127.1	133.4	84.6
Total	$585.7	$328.1	$470.8	$276.2

Gross written and earned premiums for property increased due to premiums written by Ariel Re, partially offset by reduced premiums for Syndicate 1200 and Argo Re.  For the three months ended June 30, 2017 Ariel Re contributed $89.0 million of gross written premiums and $41.7 of earned premiums, respectively. For the six months ended June 30, 2017 Ariel Re contributed gross written premiums of $119.5 million and $64.9 million in earned premiums, respectively. Partially offsetting these increases were reduced gross written and earned premiums for Argo Re and Syndicate 1200 due to continued competition, rate reductions and a reduction in our ownership percentage for Syndicate 1200, from 53.5% for 2016 to 46.0% for 2017.  The increase in gross written premiums for liability for the three and six months ended June 30, 2017 as compared to the same periods in 2016 was primarily attributable to growth in our Bermuda casualty business due to the introduction of new products.  The decline in earned premiums for liability for the three and six months ended June 30, 2017 as compared to the same periods in 2016 was primarily attributable to reduced premium production in 2016 which continued into the first quarter of 2017.  The increase in gross written premiums for professional lines for the three and six months ended June 30, 2017 as compared to the same periods in 2016 was primarily attributable to growth in our Bermuda and European professional lines, directors & officers and cyber lines, partially offset by a decline in professional indemnity. The decline in earned premiums for professional lines for the three and six months ended June 30, 2017 as compared to the same periods in 2016 was primarily attributable to changes in our reinsurance programs.  The increase in gross written and earned premiums for specialty lines for the three and six months ended June 30, 2017 as compared to the same periods ended 2016 was primarily attributable to premiums written by Ariel Re.  For the three months ended June 30, 2017 Ariel Re contributed gross written premiums of $52.0 million and $27.7 million in earned premiums, respectively. For the six months ended June 30, 2017 Ariel Re contributed gross written premiums of $76.7 million and $36.6 million in earned premiums, respectively.  Additionally, gross written and earned premiums were favorably impacted by increases within the marine and energy, surety, political risk and livestock lines.  Partially offsetting these increases were reductions in the aerospace division due to planned reductions to these exposures.

The increase in the loss ratios for the three and six months ended June 30, 2017 as compared to the same periods in 2016 was attributable to net unfavorable loss reserve development on prior accident years versus net favorable loss reserve development for same period ended 2016, coupled with increased current accident year large losses.  The increased net unfavorable loss reserve development on prior accident years was partially offset by reduced catastrophe losses for the three months ended June 30, 2017 as compared to the same period ended 2016.

Included in losses and loss adjustment expenses for the three months ended June 30, 2017 was $21.7 million for Ariel Re.   Included in losses and loss adjustment expenses for the three months ended June 30, 2017 was $10.0 million of net unfavorable loss reserve development on prior accident years. The net unfavorable development was primarily driven by $1.6 million in the property lines, $3.8 million in the liability lines and $3.9 million in the specialty lines.  Additionally, included in current accident year losses was $7.3 million resulting from large property claims. Included in losses and loss adjustment expenses for the three months ended June 30, 2016 was $8.5 million of net favorable loss reserve development on prior accident years within the property, liability and professional lines.  Catastrophe losses for the three months ended June 30, 2017 were $0.5 million.  Catastrophe losses for the three months ended June 30, 2016 were $19.6 million, consisting of $12.2 million for the Alberta wildfire and $7.3 million from storm activity in the United States.

Included in losses and loss adjustment expenses for the six months ended June 30, 2017 was $32.5 million for Ariel Re.   Included in losses and loss adjustment expenses for the six months ended June 30, 2017 was $19.6 million of net unfavorable loss reserve development on prior accident years. The net unfavorable development was primarily driven by $6.5 million in the property lines, $8.0 million in the liability lines and $5.2 million in the specialty lines.  Additionally, included in current accident year losses was $11.5 million resulting from large property claims. Included in losses and loss adjustment expenses for the six months ended June 30, 2016 was $10.2 million of net favorable loss reserve development on prior accident years within the property, liability and professional lines.  Catastrophe losses for the six months ended June 30, 2017 were $1.5 million.  Catastrophe losses for the three months ended June 30, 2016 were $20.6 million, consisting of $12.2 million for the Alberta wildfire and $8.3 million from various storm activities.

The decline in the expense ratio for the three and six months ended June 30, 2017 as compared to the same periods ended 2016 was primarily attributable to the favorable impact of earned premiums relative to the expenses contributed by Ariel Re.  Ariel Re contributed $11.6 million and $16.2 million in underwriting expenses for the three and six months ended June 30, 2017, respectively.  Excluding the results of operations for Ariel Re, the adjusted expense ratio for the three months ended June 30, 2017 was 39.9% which is comparable to the same period ended 2016.  The adjusted expense ratio for the six months ended June 30, 2017 was 39.5%. The increase in the adjusted expense ratio was primarily attributable to increased compensation costs in our Bermuda based operations.

Fee income and other income represent fees and profit commission derived from the management of third party capital for our underwriting syndicate at Lloyd’s.  The decline in fee and other income for the three and six months ended June 30, 2017 as compared to the same periods in 2016 was primarily due to reduced profitability of our Lloyd’s syndicate.  Fee and other expenses were comparable for the periods presented.

Run-off Lines

The following table summarizes the results of operations for the Run-off Lines segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Earned premiums	$0.1	$0.2	$0.1	$0.2
Losses and loss adjustment expenses	1.7	4.8	4.1	6.2
Underwriting, acquisition and insurance expenses	2.1	1.7	4.0	3.5
Underwriting loss	(3.7)	(6.3)	(8.0)	(9.5)
Net investment income	2.9	3.4	5.0	5.6
Interest expense	(0.4)	(0.3)	(0.7)	(0.7)
Loss before income taxes	$(1.2)	$(3.2)	$(3.7)	$(4.6)

Losses and loss adjustment expenses for the three months ended June 30, 2017 was the result of net unfavorable loss reserve development on prior accident years of $1.3 million for the run-off risk management lines, $0.2 million for our asbestos exposure and $0.2 million for the run-off property catastrophe lines. Loss expense for the Run-off Lines segment for the three months ended June 30, 2016 included unfavorable development of $3.4 million for our asbestos exposure due to the final settlement agreement with a primary insured, $1.0 million development in our risk management lines and $0.4 million in our other run-off lines.

Losses and loss adjustment expenses for the six months ended June 30, 2017 and 2016 included net unfavorable prior accident year loss reserve development in our run-off workers compensation and asbestos liability lines partially offset by net favorable reserve development in our run-off reinsurance lines.

The following table represents a reconciliation of total gross and net reserves for the Run-off Lines. Amounts in the net column are reduced by reinsurance recoverable.

	Six Months Ended June 30,
	2017		2016
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$48.4	$40.6	$46.5	$43.5
Incurred losses	0.5	0.5	6.4	4.1
Losses paid	(6.2)	(5.8)	(12.3)	(9.3)
Loss reserves - asbestos and environmental, end of year	42.7	35.3	40.6	38.3
Risk management reserves	234.3	146.4	244.4	150.8
Run-off reinsurance reserves	2.0	2.0	2.5	2.5
Other run-off lines	3.6	3.6	3.5	3.3
Total loss reserves - Run-off Lines	$282.6	$187.3	$291.0	$194.9

Underwriting, acquisition and insurance expenses for the Run-off Lines segment consists primarily of administrative expenses.  Underwriting expenses for each of the three and six months ended June 30, 2016 were favorably impacted a $0.3 million reduction in bad debt expenses due to the collection of a premiums receivable balance that was previously written off.

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

Cash provided by operating activities can fluctuate due to a timing difference in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the six months ended June 30, 2017, net cash provided by operating activities was $37.3 million, as compared to net cash provided by operating activities of $31.6 million for the six months ended June 30, 2016. The increase in cash flows from operating activities in 2017 from 2016 is attributable to various fluctuations within our operating activities, primarily driven by the timing of reinsurance premium payments, reinsurance recoveries and premium cash receipts in the respective periods.

Net cash used in investing activities was $14.5 million for the six months ended June 30, 2017, as compared to net cash provided by investing activities of $20.3 million for the six months ended June 30, 2016. Included in the $34.8 million net increase in cash used in investing activities was the $235.3 million cash outflow related to the purchase of Maybrooke, net of $105.2 million of cash acquired. The remaining increase in cash used in investing was mainly the result of the increase in cash used to purchase fixed maturity investment, partially offset by the proceeds from sales, maturities and calls of fixed maturities and short-term investments. As of June30, 2017, $365.9 million of the investment portfolio was invested in short-term investments.

For six months ended June 30, 2017, net cash provided by financing activities was $106.1 million, as compared to net cash used in financing activities of $52.9 million for the six months ended June 30, 2016. During the six months ended June 30, 2017, we borrowed $125.0 million as a term loan under our credit facility to help fund the acquisition of Maybrooke. During the six months ended June 30, 2017 and 2016, we repurchased 46,500 and 718,595 shares of our common stock for a total cost of $2.8 million and $40.0 million, respectively. We paid cash dividends to our shareholders totaling $16.6 million and $13.1 million during the six months ended June 30, 2017 and 2016, respectively.

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

On March 3, 2017, each of Argo Group, Argo Group US, Inc., Argo International Holdings Limited, and Argo Underwriting Agency Limited (the “Borrowers”) entered into a $325 million credit agreement (“Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement replaced and terminated the original $175 credit agreement. The Credit Agreement provides for a $200.0 million revolving credit facility with a maturity date of March 3, 2022 unless extended in accordance with the terms of the Credit Agreement. In addition, the Credit Agreement includes a $125 million term loan borrowing, which Argo Group used to pay off in its entirety the $125.0 million borrowing drawn on January 31, 2017 under the prior credit agreement to help fund the acquisition of Maybrooke. At March 31, 2017, the $125.0 million drawn on this term loan remained outstanding, with a maturity date of March 3, 2019. The term loan bears interest based on a variable rate, which resets and is payable based on reset options we select pursuant to the terms of the Credit Agreement. As of June 30, 2017, the interest rate on this debt was equal to the two-month LIBOR (1.04% at June 30, 2017) plus 150 basis points, or 2.54%.

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

Included in the Credit Agreement is a provision that allows up to $200.0 million of the revolving credit facility to be used for letters of credit (“LOCs”), subject to availability. As of June 30, 2017, there were no borrowings outstanding and $0.5 million in LOCs against the revolving credit facility.

On May 3, 2016, our Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous repurchase authorizations. Shares purchased are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of June 30, 2017, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $127.5 million.

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

Interest Rate Risk

Our primary market risk exposure is the exposure of our fixed maturity investment portfolio to interest rate risk and the changes in interest rates. Fluctuations in interest rates have a direct impact on the fair valuation of these securities. As interest rates rise, the fair value of our fixed maturity portfolio falls, and the converse is also true. We manage interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates. The model duration of the assets comprising our fixed maturity investment portfolio was 2.57 years and 2.58 years at June 30, 2017 and December 31, 2016, respectively.

Credit Risk

We have exposure to credit risk on losses recoverable from reinsurers and receivables from insureds. Our controls to mitigate this risk include limiting our exposure to any one counterparty, evaluating the financial strength of our reinsurers, generally requiring minimum credit ratings and in certain cases receiving collateral from our reinsurers and insureds.

We also have exposure to credit risk in our investment holdings. Our risk management strategy and investment policy attempts to mitigate this risk by primarily investing in debt instruments of high credit quality issuers, limiting credit concentration, monitoring the credit quality of issuers and counterparties and diversifying issuers. The weighted average rating of our fixed maturity investments was A+ with 88.4% and 87.1% rated investment grade or better (BBB- or higher) at June 30, 2017 and December 31, 2016, respectively.

Our portfolio also includes alternative investments with a carrying value at June 30, 2017 and December 31, 2016 of $539.4 million and $539.0 million (11.7% and 12.5% of total invested assets) respectively. We may invest in both long and short equities, corporate debt securities, currencies, real estate, commodities and derivatives. We attempt to mitigate our risk by selecting managers with extensive experience, proven track records and robust controls and processes. We also mitigate our risk by diversifying through multiple managers and different types of assets and asset classes.

Equity Price Risk

We hold a diversified portfolio of equity securities with a fair value of $442.6 million and $447.4 million (9.6% and 10.3% of total invested assets) at June 30, 2017 and December 31, 2016, respectively. Our equity securities are exposed to equity price risk which is defined as the potential for loss in fair value due to a decline in equity prices. We believe the diversification of our equity securities among various industries, market segments and issuers mitigates our exposure to equity price risk.

Foreign Currency Risk

We have exposure to foreign currency risk in our insurance contracts, invested assets and to a lesser extent, a portion of our debt. We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance contracts that are payable in currencies other than the U.S. Dollar with cash and investments that are denominated in such currencies. We also use foreign exchange forward contracts to mitigate this risk. We recognized $7.8 million and $11.9 million in losses from movements in foreign currency rates for the three and six months ended June 30, 2017, respectively. We recognized $9.1 million and $16.0 million in losses from movements in foreign currency rates for the three and six months ended June 30, 2016, respectively. We recognized $5.7 million and $5.6 million in losses on our foreign currency forward contacts for the three and six months ended June 30, 2017, respectively. We recognized less than $0.1 million and $11.8 million in losses on our foreign currency forward contacts for the three and six months ended June 30, 2016, respectively.

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

There were no changes in the internal control over financial reporting made during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis.  From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Our subsidiaries are parties to legal actions incidental to their business.  Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

Item 1A.  Risk Factors

See “Risk Factors” in the Argo Group Annual Report on Form 10-K for the year ended December 31, 2016, and as updated for the Maybrooke acquisition in the Argo Group Quarterly Report on Form 10-Q for the three months ended March 31, 2017, for a detailed discussion of the additional risk factors affecting us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

On May 3, 2016, our Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous Repurchase Authorizations.

From January 1, 2017 through June 30, 2017, we have repurchased a total of 46,500 shares for a total cost of $2.8 million. Since the inception of the repurchase authorizations through June 30, 2017, we have repurchased 10,075,255 shares of our common stock at an average price of $37.81 for a total cost of $381.0 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of June 30, 2017, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $127.5 million.

The following table provides information with respect to shares of our common stock that were repurchased or surrendered during the three months ended June 30, 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publically Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
April 1 through April 30, 2017	25,935	$65.31	—	$130,233,425
May 1 through May 31, 2017	3,967	$65.29	—	$130,233,425
June 1 through June 30, 2017	50,544	$59.68	46,500	$127,464,981
Total	80,446		46,500

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under our various employee equity compensation plans. For three months ended June 30, 2017, we received 33,946 shares of our common stock, with an average price paid per share of $64.84 that were surrendered by employees in payment for the minimum required withholding taxes. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

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

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

August 8, 2017	By	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

August 8, 2017	By	/s/ Jay S. Bullock
Jay S. Bullock
Executive Vice President and Chief Financial Officer