Form 10-Q
period 2017-09-30
Argo Group International Holdings, Ltd.
filed 2017-11-07
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate the number of shares outstanding (net of treasury shares) of each of the issuer’s classes of common shares as of November 02, 2017.

Title	Outstanding
Common Shares, par value $1.00 per share	29,680,863

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	September 30,	December 31,
	2017	2016 *
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost: 2017 - $3,339.7; 2016 - $2,938.8)	$3,378.4	$2,932.4
Equity securities available-for-sale, at fair value (cost: 2017 - $347.6; 2016 - $335.2)	480.5	447.4
Other investments (cost: 2017 - $553.1; 2016 - $531.6)	562.6	539.0
Short-term investments, at fair value (cost: 2017 - $386.0; 2016 - $405.5)	386.0	405.5
Total investments	4,807.5	4,324.3
Cash	235.8	86.0
Accrued investment income	23.6	20.7
Premiums receivable	678.8	463.8
Reinsurance recoverables	2,101.9	1,385.6
Goodwill	152.2	152.2
Intangible assets, net of accumulated amortization	108.3	67.7
Deferred acquisition costs, net	168.8	139.1
Ceded unearned premiums	461.4	302.8
Other assets	319.7	262.8
Total assets	$9,058.0	$7,205.0
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$4,305.9	$3,350.8
Unearned premiums	1,286.0	970.0
Accrued underwriting expenses	97.5	115.0
Ceded reinsurance payable, net	822.6	466.6
Funds held	45.0	77.1
Senior unsecured fixed rate notes	139.6	139.5
Other indebtedness	184.7	55.4
Junior subordinated debentures	256.5	172.7
Current income taxes payable, net	11.0	8.1
Deferred tax liabilities, net	41.5	24.1
Other liabilities	59.7	33.0
Total liabilities	7,250.0	5,412.3
Commitments and contingencies (Note 16)
Shareholders' equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 40,300,433 and 40,042,330 shares issued at September 30, 2017 and December 31, 2016, respectively	40.3	40.0
Additional paid-in capital	1,129.1	1,123.3
Treasury shares (10,640,789 and 10,028,755 shares at September 30, 2017 and December 31, 2016, respectively)	(414.8)	(378.2)
Retained earnings	956.4	959.9
Accumulated other comprehensive income, net of taxes	97.0	47.7
Total shareholders' equity	1,808.0	1,792.7
Total liabilities and shareholders' equity	$9,058.0	$7,205.0

*	Derived from audited consolidated financial statements.

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(in millions, except number of shares and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Premiums and other revenue:
Earned premiums	$389.3	$358.7	$1,167.8	$1,048.5
Net investment income	30.9	32.7	105.0	89.6
Fee and other income	13.0	7.6	20.4	20.2
Net realized investment and other gains	6.0	17.7	25.1	12.8
Total revenue	439.2	416.7	1,318.3	1,171.1
Expenses:
Losses and loss adjustment expenses	326.4	207.8	779.5	596.0
Underwriting, acquisition and insurance expenses	166.1	137.4	474.4	403.0
Interest expense	7.5	4.9	20.4	14.6
Fee and other expense	5.0	5.9	12.4	18.1
Foreign currency exchange losses (gains)	0.1	(1.5)	4.0	4.5
Total expenses	505.1	354.5	1,290.7	1,036.2
(Loss) income before income taxes	(65.9)	62.2	27.6	134.9
Income tax (benefit) provision	(4.6)	7.0	6.2	21.1
Net (loss) income	$(61.3)	$55.2	$21.4	$113.8
Net (loss) income per common share:
Basic	$(2.04)	$1.84	$0.71	$3.76
Diluted	$(2.04)	$1.80	$0.69	$3.68
Dividend declared per common share	$0.27	$0.22	$0.81	$0.64
Weighted average common shares:
Basic	29,978,485	30,018,637	30,075,424	30,227,725
Diluted	29,978,485	30,728,383	30,893,026	30,889,487

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net realized investment and other gains before other-than-temporary impairment losses	$6.2	$20.1	$26.8	$21.8
Other-than-temporary impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturities	(0.1)	(0.6)	(0.1)	(1.7)
Other-than-temporary impairment losses on equity securities	(0.1)	(1.8)	(1.6)	(7.3)
Impairment losses recognized in earnings	(0.2)	(2.4)	(1.7)	(9.0)
Net realized investment and other gains	$6.0	$17.7	$25.1	$12.8

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in millions)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income	$(61.3)	$55.2	$21.4	$113.8
Other comprehensive income:
Foreign currency translation adjustments	0.4	(1.0)	(0.2)	2.8
Unrealized gains on securities:
Gains arising during the year	38.5	19.8	100.1	97.7
Reclassification adjustment for gains included in net income	(17.4)	(17.0)	(36.3)	(25.1)
Other comprehensive income before tax	21.5	1.8	63.6	75.4
Income tax provision related to other comprehensive income:
Unrealized gains on securities:
Gains arising during the year	10.1	7.6	26.0	27.5
Reclassification adjustment for gains included in net income	(5.5)	(7.9)	(11.7)	(11.8)
Income tax provision (benefit) related to other comprehensive income	4.6	(0.3)	14.3	15.7
Other comprehensive income, net of tax	16.9	2.1	49.3	59.7
Comprehensive (loss) income	$(44.4)	$57.3	$70.7	$173.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$21.4	$113.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	24.4	27.4
Share-based payments expense	11.2	11.1
Deferred income tax (benefit) provision, net	(6.4)	2.3
Net realized investment and other gains	(25.1)	(12.8)
Undistributed earnings from alternative investment portfolio	(38.6)	(20.8)
Loss on disposals of fixed assets, net	1.4	0.2
Change in:
Accrued investment income	(2.7)	(0.3)
Receivables	(690.9)	(255.5)
Deferred acquisition costs	(19.7)	(14.9)
Ceded unearned premiums	(65.8)	(59.8)
Reserves for losses and loss adjustment expenses	756.5	154.2
Unearned premiums	162.5	120.3
Ceded reinsurance payable and funds held	179.7	128.3
Income taxes	3.5	19.7
Accrued underwriting expenses	(42.5)	(27.4)
Other, net	(16.5)	(35.0)
Cash provided by operating activities	252.4	150.8
Cash flows from investing activities:
Sales of fixed maturity investments	1,069.7	761.8
Maturities and mandatory calls of fixed maturity investments	493.2	839.0
Sales of equity securities	140.0	155.3
Sales of other investments	68.3	92.1
Purchases of fixed maturity investments	(1,916.9)	(1,650.7)
Purchases of equity securities	(118.1)	(114.7)
Purchases of other investments	(25.2)	(90.3)
Change in foreign regulatory deposits and voluntary pools	(27.2)	4.8
Change in short-term investments	291.4	(78.7)
Settlements of foreign currency exchange forward contracts	—	(7.2)
Acquisition of subsidiaries, net of cash acquired	(105.2)	—
Purchases of fixed assets	(20.4)	(26.7)
Other, net	(15.6)	31.9
Cash used in investing activities	(166.0)	(83.4)
Cash flows from financing activities:
Additional long-term borrowings	125.0	—
Activity under stock incentive plans	0.9	0.6
Repurchase of Company's common shares	(36.6)	(45.3)
Payment of cash dividends to common shareholders	(24.9)	(19.8)
Cash provided by (used in) financing activities	64.4	(64.5)
Effect of exchange rate changes on cash	(1.0)	(1.0)
Change in cash	149.8	1.9
Cash, beginning of year	86.0	121.7
Cash, end of period	$235.8	$123.6

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

Effective February 6, 2017, we completed the acquisition of Maybrooke Holdings, S.A. (“Maybrooke”) and its direct subsidiaries, including Ariel Re. We have accounted for the acquisition in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations,” and the purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. See Note 3, “Acquisition of Maybrooke,” for additional discussion regarding the acquisition and the related financial disclosures. The Consolidated Financial Statements as of and for the three and nine months ended September 30, 2017 and the Notes to the Consolidated Financial Statements reflect the consolidated results of Argo Group and Maybrooke commencing on the date of acquisition.

The interim financial information as of and for the three and nine months ended September 30, 2017 and 2016 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation.

During the first quarter of 2017, we evaluated and modified the presentation of our reportable segments to better reflect our new operating framework and management structure. Under this model, Argo Group’s chief operating decision maker – Mark E. Watson III, President and Chief Executive Officer – evaluates performance and allocates resources based on the review of the U.S. Operations and the International Operations. The U.S. Operations includes the former Excess & Surplus and Commercial Specialty reportable segments. The International Operations includes the former Syndicate 1200, International Specialty reportable segments, and the recently acquired Ariel Re business. (See Note 3, “Acquisition of Maybrooke” for details regarding Ariel Re.) The business unit that produces the risk and not the location of the underlying exposure is the primary characteristic in distinguishing operating and reportable segments. For example, a U.S. property exposure underwritten through our Syndicate platform would be included in International Operations. Consistent with prior periods, the Run-off Lines and Corporate segments include all other activity of Argo Group and are included in our consolidated financial results. Segment results for the three and nine months ended September 30, 2016 have been reclassified to conform to the current presentation.

2.	Recently Issued Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, “Compensation – Stock Compensation” (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance requires entities to apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. In addition to all the disclosures about modifications that are required today, the entities are required to affirmatively disclose when compensation expense has not changed. The ASU will be applied prospectively and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including in any interim period for which financial statements have not been issued or made available for issuance. We are currently evaluating the impact that the adoption of the ASU will have on our financial results and disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations” (Topic 805). ASU 2017-01 clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance specifies the minimum inputs and processes required to meet the definition of a business. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those periods, with early adoption permitted. We do not anticipate that this ASU will have a material impact on our financial results or disclosures.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (Topic 718). ASU 2016-09 simplifies the accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We have adopted this ASU as of January 1, 2017, and for presentation purposes, the incremental tax windfall or shortfall associated with these events has been classified as a cash inflow from operating activity as compared with a financing activity, as previously required. The impact to our financial statements was not material. Additionally, we have selected to continue estimating forfeitures based on historical patterns and will true-up the expenses upon vesting.

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

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (Subtopic 825-10). ASU 2016-01 will require equity investments that are not consolidated or accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net income. This ASU will also require us to assess the ability to realize our deferred tax assets related to an available-for-sale debt security in combination with our other deferred tax assets. The ASU will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. While we continue to evaluate the impact of this ASU, we anticipate the standard will increase the volatility of our consolidated statements of income, resulting from the remeasurement of our equity investments.

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

•	ASU 2016-10, “Identifying Performance Obligations and Licensing” (Topic 606), which is intended to clarify the guidance for identifying promised goods or service in a contract with a customer;
•	ASU 2016-11, “Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” (Topics 605 & 815);
•

ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients” (Topic 606), provides additional guidance for quantitative and qualitative disclosures in certain cases, and makes 12 additional technical corrections and improvements to the new revenue standard.

While insurance contracts are excluded from this ASU, fee income related to our brokerage operations and management of the third-party capital for our underwriting Syndicate 1200 at Lloyd’s will be subject to this updated guidance. We continue to evaluate what impact this ASU will have on our financial results and disclosures and which adoption method to apply, but do not anticipate such impact being material based on the limited revenue streams subject to the ASU.

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

The acquisition is being accounted for in accordance with ASC 805, “Business Combinations.” Purchase accounting, as defined by ASC 805, requires that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. We are in the process of finalizing our determination of fair values, including an independent appraisal of certain assets and liabilities, including intangible assets. Therefore, a preliminary allocation of the purchase price to the acquired assets, liabilities, and intangible assets is presented in the table below:

(in millions)
Assets:
Investments	$340.7
Cash	130.1
Accrued investment income	0.2
Premiums receivable	157.6
Reinsurance recoverables	80.2
Current income taxes receivable	0.6
Deferred acquisition costs, net	9.8
Ceded unearned premiums	92.6
Other assets	24.9
Total assets	836.7
Liabilities:
Reserves for losses and loss adjustment expenses	197.0
Unearned premiums	152.5
Accrued underwriting expenses	28.8
Ceded reinsurance payable, net	144.2
Junior subordinated debentures	83.6
Deferred tax liabilities	9.0
Other liabilities	30.7
Total liabilities	645.8

Net assets acquired	190.9
Initial purchase price	235.3
Intangible assets	$44.4

During the second quarter of 2017, we engaged an independent valuation firm and anticipate completing our valuation analysis and closing the fair value measurement period by the end of 2017. The excess of the purchase price over the fair value of the net assets acquired has been preliminarily allocated to intangible assets, which will be specifically identified and quantified by the end of 2017. We did not record amortization expense related to the $44.4 million intangible assets during the nine months ended September 30, 2017, as the valuation analysis has not yet been completed. We anticipate recording both amortizable and non-amortizable identifiable intangible assets and goodwill upon the completion of the valuation analyses, including intangible assets relating to the Lloyd’s Syndicate 1910 stamp capacity (non-amortizable), distribution networks (amortizable), and the Ariel Re tradename (amortizable). Goodwill is calculated as the excess of the purchase price over the fair value of the net assets recognized, including identifiable intangible assets.

We recognized approximately $2.5 million of acquisition-related transaction costs in our Consolidated Statements of Income, all of which were recorded during the first quarter of 2017. Of these amounts, $2.2 million were reported in “Underwriting, acquisition and insurance expenses” and $0.3 million in “Interest expense” related to the borrowings under our credit facility to help fund the acquisition. No additional transaction costs were incurred during the three months ended September 30, 2017.

Maybrooke’s Contribution to Argo Group’s Revenue and (Loss) Income

The following selected financial information summarizes the results of Maybrooke from the date of acquisition that have been included in our Consolidated Statement of (Loss) Income:

(in millions)	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Revenues	$27.5	$93.7
Net loss	$(26.7)	$(13.7)

Unaudited Pro forma Results of Operations

The following unaudited pro forma financial information has been provided to present a summary of the combined results of Argo Group’s operations with Maybrooke’s as if the acquisition had occurred on January 1, 2016. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of what the results would have been had the acquisition been completed at the date indicated above, as it may not include all necessary adjustments. Future changes to Maybrooke’s business, such as, but not limited to, the impact from underwriting decisions, changes in risk selection, or retention rates, could result in a material favorable or unfavorable impact on Argo Group’s future results of operations and financial position. The unaudited pro forma results for nine months ended September 30, 2017 include favorable development from prior accident years of $10.5 million, including $6.2 million relating to one specific claim in January 2017. In addition, the $2.5 million of nonrecurring transaction costs directly attributable to the acquisition for nine months ended September 30, 2017, as disclosed above, have also been removed from the unaudited pro forma results in the table below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except per share data)	2017	2016	2017	2016
Pro forma revenues	$439.2	$466.0	$1,332.4	$1,340.5
Pro forma net (loss) income	(63.4)	56.2	29.8	132.9
Pro forma net (loss) income per share - basic	(2.11)	1.87	0.99	4.40
Pro forma net (loss) income per share - diluted	(2.11)	1.83	0.96	4.30

4.	Investments

Composition of Invested Assets

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments were as follows:

September 30, 2017
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Governments	$342.7	$0.5	$3.2	$340.0
Foreign Governments	231.9	7.9	3.5	236.3
Obligations of states and political subdivisions	324.1	11.9	0.8	335.2
Corporate bonds	1,612.7	29.0	9.9	1,631.8
Commercial mortgage-backed securities	147.4	0.4	1.1	146.7
Residential mortgage-backed securities	271.7	3.4	1.6	273.5
Asset-backed securities	156.4	0.7	0.6	156.5
Collateralized loan obligations	252.8	6.6	1.0	258.4
Total fixed maturities	3,339.7	60.4	21.7	3,378.4
Equity securities	347.6	138.2	5.3	480.5
Other investments	553.1	9.5	—	562.6
Short-term investments	386.0	—	—	386.0
Total investments	$4,626.4	$208.1	$27.0	$4,807.5

December 31, 2016
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Governments	$275.1	$0.6	$4.5	$271.2
Foreign Governments	244.2	1.1	8.0	237.3
Obligations of states and political subdivisions	375.7	8.9	1.8	382.8
Corporate bonds	1,316.9	23.3	19.5	1,320.7
Commercial mortgage-backed securities	154.9	0.4	1.6	153.7
Residential mortgage-backed securities	174.8	3.7	1.7	176.8
Asset-backed securities	127.6	0.1	2.1	125.6
Collateralized loan obligations	269.6	3.8	9.1	264.3
Total fixed maturities	2,938.8	41.9	48.3	2,932.4
Equity securities	335.2	117.9	5.7	447.4
Other investments	531.6	7.5	0.1	539.0
Short-term investments	405.5	—	—	405.5
Total investments	$4,211.1	$167.3	$54.1	$4,324.3

Included in “Total investments” in our Consolidated Balance Sheets at September 30, 2017 and December 31, 2016 is $154.8 million and $131.9 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party participants that provide underwriting capital to the operations of Syndicate 1200.

Contractual Maturity

The amortized cost and fair values of fixed maturity investments as of September 30, 2017, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	231.9	230.3
Due after one year through five years	1,515.6	1,533.6
Due after five years through ten years	594.1	604.6
Thereafter	169.8	174.8
Structured securities	828.3	835.1
Total	$3,339.7	$3,378.4

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Other Invested Assets

Details regarding the carrying value and unfunded investment commitments of the other invested assets portfolio as of September 30, 2017 and December 31, 2016 were as follows:

September 30, 2017
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$180.1	$—
Private equity	167.7	117.9
Long only funds	215.7	—
Other investments	(0.9)	—
Total other invested assets	$562.6	$117.9

December 31, 2016
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$180.9	$—
Private equity	179.0	93.4
Long only funds	170.7	—
Other investments	8.4	—
Total other invested assets	$539.0	$93.4

The following describes each investment type:

•	Hedge funds: Hedge funds include funds that primarily buy and sell stocks, including short sales, multi-strategy credit, relative value credit and distressed credit.
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

Unrealized Losses and Other-Than-Temporary Impairments

An aging of unrealized losses on our investments in fixed maturities, equity securities, other investments and short-term investments is presented below:

September 30, 2017	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$279.2	$2.7	$17.6	$0.5	$296.8	$3.2
Foreign Governments	194.8	3.4	6.2	0.1	201.0	3.5
Obligations of states and political subdivisions	25.7	0.3	15.0	0.5	40.7	0.8
Corporate bonds	426.9	8.2	72.5	1.7	499.4	9.9
Commercial mortgage-backed securities	73.6	0.4	26.8	0.7	100.4	1.1
Residential mortgage-backed securities	137.9	1.3	17.9	0.3	155.8	1.6
Asset-backed securities	69.4	0.3	9.3	0.3	78.7	0.6
Collateralized loan obligations (2)	61.0	1.0	2.3	—	63.3	1.0
Total fixed maturities	1,268.5	17.6	167.6	4.1	1,436.1	21.7
Equity securities	55.2	5.3	—	—	55.2	5.3
Other investments (1)	0.3	—	—	—	0.3	—
Short-term investments (1)	46.4	—	—	—	46.4	—
Total	$1,370.4	$22.9	$167.6	$4.1	$1,538.0	$27.0

December 31, 2016	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$183.4	$4.5	$—	$—	$183.4	$4.5
Foreign Governments	201.2	8.0	—	—	201.2	8.0
Obligations of states and political subdivisions	72.6	1.7	1.8	0.1	74.4	1.8
Corporate bonds	490.5	17.7	50.6	1.8	541.1	19.5
Commercial mortgage-backed securities	70.6	1.5	7.1	0.1	77.7	1.6
Residential mortgage-backed securities (2)	87.5	1.7	4.4	—	91.9	1.7
Asset-backed securities	69.7	1.4	8.2	0.7	77.9	2.1
Collateralized loan obligations	122.5	8.6	16.9	0.5	139.4	9.1
Total fixed maturities	1,298.0	45.1	89.0	3.2	1,387.0	48.3
Equity securities	62.1	5.7	—	—	62.1	5.7
Other investments	0.3	0.1	—	—	0.3	0.1
Short-term investments (1)	4.8	—	—	—	4.8	—
Total	$1,365.2	$50.9	$89.0	$3.2	$1,454.2	$54.1

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

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

We hold a total of 8,410 securities, of which 1,949 were in an unrealized loss position for less than one year and 182 were in an unrealized loss position for a period one year or greater as of September 30, 2017. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increased credit spreads, foreign currency fluctuations and higher market yields relative to the date the securities were purchased, and for structured securities, by the performance of the underlying collateral, as well. In considering whether an investment is other-than-temporarily impaired or not, we also considered that we do not intend to sell the investments and it is unlikely that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. In situations where we did not recognize other-than-temporary losses on investments in our equity portfolio, we have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation, have the ability and intent to hold these investments until a recovery of the cost basis. We do not consider these investments to be other-than-temporarily impaired at September 30, 2017.

We recognized other-than-temporary losses on our fixed maturities and equity portfolio as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Other-than-temporary impairment:
Corporate bonds	$(0.1)	$(0.6)	$(0.1)	$(1.7)
Equity securities	(0.1)	(1.8)	(1.6)	(7.3)
Other-than-temporary impairment losses	$(0.2)	$(2.4)	$(1.7)	$(9.0)

Realized Gains and Losses

The following table presents our gross realized investment and other gains (losses):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Realized gains
Fixed maturities	$6.3	$5.4	$18.9	$16.4
Equity securities	9.4	20.8	37.1	45.4
Other investments	7.0	4.2	17.8	31.2
Short-term investments	0.2	—	0.7	0.4
Other assets	—	1.2	—	1.2
Gross realized investment and other gains	22.9	31.6	74.5	94.6
Realized losses
Fixed maturities	(4.8)	(6.1)	(16.0)	(21.0)
Equity securities	(1.4)	(1.9)	(3.9)	(9.0)
Other investments	(10.5)	(3.5)	(27.7)	(42.7)
Short-term investments	—	—	(0.1)	(0.1)
Other-than-temporary impairment losses on fixed maturities	(0.1)	(0.6)	(0.1)	(1.7)
Other-than-temporary impairment losses on equity securities	(0.1)	(1.8)	(1.6)	(7.3)
Gross realized investment and other losses	(16.9)	(13.9)	(49.4)	(81.8)
Net realized investment and other gains (losses) before income taxes	6.0	17.7	25.1	12.8
Income tax expense	(2.2)	(6.5)	(7.9)	(7.7)
Net realized investment and other gains (losses), net of income taxes	$3.8	$11.2	$17.2	$5.1

The cost of securities sold is based on the specific identification method.

Changes in unrealized appreciation (depreciation) related to investments are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Change in unrealized gains (losses)
Fixed maturities	$9.5	$13.7	$41.6	$78.5
Equity securities	11.7	(10.8)	20.2	(6.8)
Other investments	(0.1)	—	2.0	0.6
Short-term investments	—	(0.1)	—	0.3
Net unrealized investment and other gains before income taxes	21.1	2.8	63.8	72.6
Income tax provision	(4.6)	0.3	(14.3)	(15.7)
Net unrealized investment and other gains, net of income taxes	$16.5	$3.1	$49.5	$56.9

Foreign Currency Exchange Forward Contracts

We entered into foreign currency exchange forward contracts to manage currency exposure on our Canadian dollar (“CAD”) investment portfolio, minimize negative impacts to our investment portfolio returns, manage currency exposure on certain Euro (“EUR”) denominated investments and gain exposure to a total return strategy which invests in multiple currencies. These currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other investments”. The realized and unrealized gains and losses are included in “Net realized investment and other (losses) gains” in our Consolidated Statements of (Loss) Income.

The fair value of our foreign currency exchange forward contracts as of September 30, 2017 and December 31, 2016 was as follows:

(in millions)	September 30, 2017	December 31, 2016
Operational currency exposure	$(1.6)	$—
Asset manager investment exposure	(3.0)	0.7
Total return strategy	(0.8)	3.3
	$(5.4)	$4.0

The following table represents our gross investment realized gains and losses on our foreign currency exchange forward contracts:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Realized gains
Operational currency exposure	$1.8	$1.3	$7.5	$8.7
Asset manager investment exposure	0.6	—	1.1	2.3
Total return strategy	4.1	2.2	7.7	18.4
Gross realized investment gains	6.5	3.5	16.3	29.4
Realized losses
Operational currency exposure	(4.2)	(0.8)	(10.1)	(16.3)
Asset manager investment exposure	(3.6)	(0.8)	(10.4)	(4.5)
Total return strategy	(3.5)	(1.6)	(6.2)	(20.1)
Gross realized investment losses	(11.3)	(3.2)	(26.7)	(40.9)
Net realized investment (losses) gains on foreign currency exchange forward contracts	$(4.8)	$0.3	$(10.4)	$(11.5)

Regulatory Deposits, Pledged Securities and Letters of Credit

(in millions)	September 30, 2017	December 31, 2016
Securities on deposit for regulatory and other purposes	$177.8	$168.7
Securities pledged as collateral for letters of credit	42.6	35.9
Securities and cash on deposit supporting Lloyd’s business	405.6	161.8
Total restricted investments	$626.0	$366.4

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

We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of September 30, 2017. A description of the valuation techniques we use to measure assets at fair value is as follows:

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

Fixed Maturities (Available-for-Sale) Levels 3:

•	We own a term loan that is valued using unobservable inputs.

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

Transfers Between Level 1 and Level 2 Securities: There were no transfers between Level 1 and Level 2 securities during the three and nine months ended September 30, 2017.

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	September 30, 2017	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
U.S. Governments	$340.0	$335.3	$4.7	$—
Foreign Governments	236.3	—	236.3	—
Obligations of states and political subdivisions	335.2	—	335.2	—
Corporate bonds	1,631.8	—	1,629.9	1.9
Commercial mortgage-backed securities	146.7	—	146.7	—
Residential mortgage-backed securities	273.5	—	273.5	—
Asset-backed securities	156.5	—	156.5	—
Collateralized loan obligations	258.4	—	258.4	—
Total fixed maturities	3,378.4	335.3	3,041.2	1.9
Equity securities	480.5	476.6	3.5	0.4
Other investments	124.1	—	124.1	—
Short-term investments	386.0	347.6	38.4	—
	$4,369.0	$1,159.5	$3,207.2	$2.3

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2016	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
U.S. Governments	$271.2	$228.0	$43.2	$—
Foreign Governments	237.3	—	237.3	—
Obligations of states and political subdivisions	382.8	—	382.8	—
Corporate bonds	1,320.7	—	1,318.7	2.0
Commercial mortgage-backed securities	153.7	—	153.7	—
Residential mortgage-backed securities	176.8	—	176.8	—
Asset-backed securities	125.6	—	125.6	—
Collateralized loan obligations	264.3	—	264.3	—
Total fixed maturities	2,932.4	228.0	2,702.4	2.0
Equity securities	447.4	444.9	2.1	0.4
Other investments	95.5	—	95.5	—
Short-term investments	405.5	375.1	30.4	—
	$3,880.8	$1,048.0	$2,830.4	$2.4

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

The fair value measurements in the tables above do not equal “Total investments” on our Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:

Fair Value Measurements Using Observable Inputs (Level 3)

(in millions)	Corporate Bonds	Equity Securities	Total
Beginning balance, January 1, 2017	$2.0	$0.4	$2.4
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	—	—
Included in other comprehensive income (loss)	(0.1)	—	(0.1)
Purchases, issuances, sales, and settlements:
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Ending balance, September 30, 2017	$1.9	$0.4	$2.3
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2017	$—	$—	$—

(in millions)	Corporate Bonds	Equity Securities	Total
Beginning balance, January 1, 2016	$—	$0.7	$0.7
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	—	—
Included in other comprehensive income (loss)	—	—	—
Purchases, issuances, sales, and settlements:
Purchases	2.0	—	2.0
Issuances	—	—	—
Sales	—	(0.3)	(0.3)
Settlements	—	—	—
Ending balance, December 31, 2016	$2.0	$0.4	$2.4
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2016	$—	$—	$—

At September 30, 2017 and December 31, 2016, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.

5.	Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Nine Months Ended September 30,
(in millions)	2017	2016
Net reserves beginning of the year	$2,180.2	$2,133.3
Net Maybrooke reserves acquired	131.8	—
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	775.1	614.8
Prior accident years	4.4	(18.8)
Losses and LAE incurred during calendar year, net of reinsurance	779.5	596.0
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	165.6	115.3
Prior accident years	413.7	403.9
Losses and LAE payments made during current calendar year, net of reinsurance:	579.3	519.2
Change in participation interest (1)	(23.2)	(36.3)
Foreign exchange adjustments	18.9	1.0
Net reserves - end of period	2,507.9	2,174.8
Add:
Reinsurance recoverables on unpaid losses and LAE, end of year	1,798.0	1,110.0
Gross reserves - end of period	$4,305.9	$3,284.8

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

The impact from the unfavorable (favorable) development of prior accident years’ loss and LAE reserves on each reporting segment is presented below:

	For the Nine Months Ended September 30,
(in millions)	2017	2016
U.S. Operations	$(28.7)	$(25.6)
International Operations	17.0	(10.8)
Run-off Lines	16.1	17.6
Total unfavorable (favorable) prior-year development	$4.4	$(18.8)

The following describes the primary factors behind each segment’s prior accident year reserve development for nine months ended September 30, 2017, and 2016:

Nine months ended September 30, 2017:

•	U.S. Operations: Favorable development for the workers compensation, surety and commercial automobile lines.
•	International Operations: Unfavorable development in the property and liability lines, primarily due to the first quarter 2017 Ogden rate change and claims from Hurricane Matthew.
•	Run-off Lines: Unfavorable development in asbestos and other run-off segments partially offset by favorable development in risk management liability.

Nine months ended September 30, 2016:

•	U.S. Operations: Favorable development within the commercial automobile, surety, workers compensation and property lines.
•	International Operations: Favorable development within the property lines and our Brazil unit.
•	Run-off Lines: Unfavorable development in asbestos and risk management liability.

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

Trust Preferred Debentures

Through a series of trusts, that are wholly-owned subsidiaries (non-consolidated), we issued debt. The debentures are variable with the rate being reset quarterly and subject to certain interest rate ceilings. Interest payments are payable quarterly. The debentures are all unsecured and are subordinated to other indebtedness. At September 30, 2017 and December 31, 2016, all debentures were eligible for redemption subject to certain terms and conditions at a price equal to 100% of the principal plus accrued and unpaid interest.

A summary of our outstanding junior subordinated debentures is presented below:

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at September 30, 2017	Amount
Argo Group
05/15/2003	PXRE Capital Statutory Trust II	05/15/2033	3M LIBOR + 4.10%	5.42%	$18.1
11/06/2003	PXRE Capital Trust VI	09/30/2033	3M LIBOR + 3.90%	5.24%	10.3
Argo Group US
05/15/2003	Argonaut Group Statutory Trust I	05/15/2033	3M LIBOR + 4.10%	5.42%	15.5
12/16/2003	Argonaut Group Statutory Trust III	01/08/2034	3M LIBOR + 4.10%	5.40%	12.3
04/29/2004	Argonaut Group Statutory Trust IV	04/29/2034	3M LIBOR + 3.85%	5.17%	13.4
05/26/2004	Argonaut Group Statutory Trust V	05/24/2034	3M LIBOR + 3.85%	5.17%	12.3
05/12/2004	Argonaut Group Statutory Trust VI	05/12/2034	3M LIBOR + 3.80%	5.12%	13.4
09/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M LIBOR + 3.60%	4.92%	15.5
09/22/2004	Argonaut Group Statutory Trust VIII	09/22/2034	3M LIBOR + 3.55%	4.87%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M LIBOR + 3.60%	4.92%	15.5
09/15/2005	Argonaut Group Statutory Trust X	09/15/2035	3M LIBOR + 3.40%	4.72%	30.9
	Total Outstanding				$172.7

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at December 31, 2016	Amount
Argo Group
05/15/2003	PXRE Capital Statutory Trust II	05/15/2033	3M LIBOR + 4.10%	5.00%	$18.1
11/06/2003	PXRE Capital Trust VI	09/30/2033	3M LIBOR + 3.90%	4.90%	10.3
Argo Group US
05/15/2003	Argonaut Group Statutory Trust I	05/15/2033	3M LIBOR + 4.10%	5.00%	15.5
12/16/2003	Argonaut Group Statutory Trust III	01/08/2034	3M LIBOR + 4.10%	4.98%	12.3
04/29/2004	Argonaut Group Statutory Trust IV	04/29/2034	3M LIBOR + 3.85%	4.76%	13.4
05/26/2004	Argonaut Group Statutory Trust V	05/24/2034	3M LIBOR + 3.85%	4.77%	12.3
05/12/2004	Argonaut Group Statutory Trust VI	05/12/2034	3M LIBOR + 3.80%	4.79%	13.4
09/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M LIBOR + 3.60%	4.56%	15.5
09/22/2004	Argonaut Group Statutory Trust VIII	09/22/2034	3M LIBOR + 3.55%	4.55%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M LIBOR + 3.60%	4.56%	15.5
09/15/2005	Argonaut Group Statutory Trust X	09/15/2035	3M LIBOR + 3.40%	4.36%	30.9
	Total Outstanding				$172.7

Maybrooke Junior Subordinated Debentures

Unsecured junior subordinated debentures with a principal balance of $91.8 million were assumed through the acquisition of Maybrooke (“the Maybrooke debt”). The Maybrooke debt is carried on our consolidated balance sheet at $83.8 million, which represents our initial estimate of the debt’s fair value at the date of acquisition plus accumulated accretion of discount to par value, as required by accounting for business combinations under ASC 805 (see Note 3, “Acquisition of Maybrooke”). This fair value is subject to change based on finalizing the valuation of Maybrooke’s opening balance sheet by the end of 2017. At September 30, 2017, the Maybrooke debt was eligible for redemption at par. Interest accrues on the Maybrooke debt based on a variable rate, which is reset quarterly. Interest payments are payable quarterly. A summary of the terms of the Maybrooke debt outstanding at September 30, 2017 is presented below:

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at September 30, 2017	Principal at September 30, 2017	Carrying Value at September 30, 2017
9/15/2007	9/15/2037	3 month LIBOR + 3.15%	4.47%	$91.8	$83.8

7.	Other Indebtedness

Our Consolidated Balance Sheets includes various long-term debt instruments under the caption “Other indebtedness,” as detailed in the table below. Information regarding the terms and principal amounts of each of these debt instruments is also provided.

(in millions)
Debt Type	September 30, 2017	December 31, 2016
Floating rate loan stock	$59.1	$54.8
Term loan	125.0	—
Other debt	0.6	0.6
Total other indebtedness	$184.7	$55.4

Floating Rate Loan Stock

This debt was assumed through the acquisition of Lloyd’s Syndicate 1200. These notes are unsecured. At September 30, 2017 and December 31, 2016, all notes were eligible for redemption subject to certain terms and conditions at a price equal to 100% of the principal plus accrued and unpaid interest. Interest on the U.S. Dollar and Euro notes is due semiannually and quarterly, respectively. A summary of the notes outstanding at September 30, 2017 and December 31, 2016 is presented below:

(in millions)
Issue Date	Currency	Maturity	Rate Structure	Interest Rate at September 30, 2017	Amount
12/08/2004	U.S. Dollar	11/15/2034	6 month LIBOR + 4.2%	5.66%	$6.5
09/06/2005	Euro	08/22/2035	3 month LIBOR + 4.0%	3.67%	14.2
10/31/2006	U.S. Dollar	01/15/2036	6 month LIBOR + 4.0%	5.46%	10.0
10/31/2006	Euro	11/22/2036	3 month LIBOR + 4.0%	3.67%	12.4
06/08/2007	Euro	09/15/2037	3 month LIBOR + 3.9%	3.57%	16.0
					$59.1

(in millions)
Issue Date	Currency	Maturity	Rate Structure	Interest Rate at December 31, 2016	Amount
12/08/2004	U.S. Dollar	11/15/2034	6 month LIBOR + 4.2%	5.18%	$6.5
09/06/2005	Euro	08/22/2035	3 month LIBOR + 4.0%	3.70%	12.8
10/31/2006	U.S. Dollar	01/15/2036	6 month LIBOR + 4.0%	4.98%	10.0
10/31/2006	Euro	11/22/2036	3 month LIBOR + 4.0%	3.70%	11.2
06/08/2007	Euro	09/15/2037	3 month LIBOR + 3.9%	3.58%	14.3
					$54.8

No principal payments have been made since the acquisition of Lloyd’s Syndicate 1200. The floating rate loan stock denominated in Euros fluctuates due to foreign currency translation. The outstanding balance on these loans was $42.6 million and $38.3 million as of September 30, 2017 and December 31, 2016, respectively. The foreign currency translation adjustment is recorded in our Consolidated Statements of (Loss) Income.

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

The New Credit Agreement provides for a $200.0 million revolving credit facility with a maturity date of March 3, 2022 unless extended in accordance with the terms of the New Credit Agreement. In addition, the New Credit Agreement includes a $125.0 million term loan borrowing, which Argo Group used to pay off in its entirety the $125.0 million borrowing drawn on January 31, 2017 under the Prior Agreement to help fund the acquisition of Maybrooke. Interest accrues based on a variable rate, which resets and is payable based on reset options selected by Argo Group pursuant to the terms of the New Credit Agreement. A summary of the terms of the outstanding balance at September 30, 2017 is presented below:

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at September 30, 2017	Amount
3/3/2017	3/3/2019	2 month LIBOR + 1.5%	2.80%	$125.0

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

Included in the New Credit Agreement is a provision that allows up to $200.0 million of the revolving credit facility to be used for LOCs, subject to availability. On March 3, 2017, the $0.2 million LOC outstanding under the Prior Credit Agreement was transferred to the New Credit Agreement. At September 30, 2017 and December 31, 2016, there were no borrowings outstanding under the revolving portions of the credit facilities. At September 30, 2017 and December 31, 2016, there were $0.5 million and $0.2 million, respectively in LOCs against the New and Prior Credit Agreement, respectively.

Other Debt

As part of the ARIS Title Insurance Corporation (“ARIS”) acquisition, at September 30, 2017 and December 31, 2016, we had a note payable for $0.6 million. The note had a variable interest rate of 2.00% above 30-day LIBOR, with the variable interest rate being reset quarterly and subject to certain interest rate ceilings. Interest payments are payable quarterly. The note payable matures on April 1, 2019.

8.	Disclosures about Fair Value of Financial Instruments

Cash. The carrying amount approximates fair value.

Investment securities and short-term investments. See Note 4, “Investments,” for additional information.

Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables approximates fair value. At September 30, 2017 and December 31, 2016, the carrying values of premiums receivable over 90 days were $20.5 million and $14.3 million, respectively. Included in “Reinsurance recoverables” in our Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, are amounts that are due from trade capital providers associated with the operations of Syndicate 1200. Upon settlement, the receivable is offset against the liability which is included in “Ceded reinsurance payable, net” in our accompanying Consolidated Balance Sheets. At September 30, 2017 and December 31, 2016, the payable was in excess of the receivable. Of our reinsurance recoverables on paid losses, excluding amounts attributable to Syndicate 1200’s trade capital providers, at September 30, 2017 and December 31, 2016, the carrying values over 90 days were $13.2 million and $11.2 million, respectively. Our methodology for establishing our allowances for doubtful accounts includes specifically identifying all potential uncollectible balances regardless of aging. At September 30, 2017 and December 31, 2016, the allowance for doubtful accounts for premiums receivable was $3.0 million and $2.7 million, respectively, and the allowance for doubtful accounts for reinsurance recoverables on paid losses was $2.1 million. At September 30, 2017, the amount of premiums receivable over 90 days secured by collateral was negligible. At December 31, 2016, premiums receivable over 90 days were secured by collateral in the amount of $0.1 million. Reinsurance recoverables on paid losses over 90 days were secured by collateral in the amount of $0.6 million at September 30, 2017 and December 31, 2016.

Debt. At September 30, 2017 and December 31, 2016, the fair value of our junior subordinated debentures, senior unsecured fixed rate notes and other indebtedness was estimated using appropriate market indices or quoted prices from external sources based on current market conditions.

A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	September 30, 2017		December 31, 2016
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures
Trust preferred debentures	$172.7	$168.6	$172.7	$162.4
Maybrooke subordinated debenture	83.8	86.3	—	—
Senior unsecured fixed rate notes	139.6	139.4	139.5	139.3
Floating rate loan stock	59.1	57.7	54.8	51.5

9.	Shareholders’ Equity

On August 8, 2017 our Board of Directors declared a quarterly cash dividend in the amount of $0.27 on each share of common stock outstanding. On September 15, 2017, we paid $8.3 million to our shareholders of record on September 1, 2017.

On August 2, 2016 our Board of Directors declared a quarterly cash dividend in the amount of $0.22 on each share of common stock outstanding. On August 29, 2016, we paid $6.7 million to our shareholders of record on August 15, 2016.

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

On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous Repurchase Authorizations. As of September 30, 2017, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $93.7 million.

For the nine months ended September 30, 2017, we repurchased a total of 612,034 common shares for $36.6 million. A summary of activity from January 1, 2017 through September 30, 2017 follows.

A summary of common shares repurchased for the nine months ended September 30, 2017 is shown below:

Repurchase Type	Date Trading Plan Initiated	2017 Purchase Period	Number of Shares Repurchased	Average Price of Shares Repurchased	Total Cost (in millions)	Repurchase Authorization Year
10b5-1 Trading Plan	6/14/2017	06/20/2017-08/10/2017	156,570	$59.53	$9.4	2016
10b5-1 Trading Plan	9/15/2017	09/18/2017-09/28/2017	33,488	$60.85	$2.0	2016
Open Market	N/A	08/11/2017-09/15/2017	421,976	$59.75	25.2	2016
Total			612,034	$59.75	$36.6

10.	Accumulated Other Comprehensive (Loss) Income

A summary of changes in accumulated other comprehensive (loss) income, net of taxes (where applicable) by component for the nine months ended September 30, 2017, and 2016 is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance at January 1, 2017	$(17.6)	$72.4	$(7.1)	$47.7
Other comprehensive (loss) income before reclassifications	(0.2)	74.1	—	73.9
Amounts reclassified from accumulated other comprehensive (loss) income	—	(24.6)	—	(24.6)
Net current-period other comprehensive (loss) income	(0.2)	49.5	—	49.3
Balance at September 30, 2017	$(17.8)	$121.9	$(7.1)	$97.0

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance at January 1, 2016	$(21.6)	$40.0	$(6.9)	$11.5
Other comprehensive (loss) income before reclassifications	2.8	70.2	—	73.0
Amounts reclassified from accumulated other comprehensive (loss) income	—	(13.3)	—	(13.3)
Net current-period other comprehensive (loss) income	2.8	56.9	—	59.7
Balance at September 30, 2016	$(18.8)	$96.9	$(6.9)	$71.2

The following table illustrates the amounts reclassified from accumulated other comprehensive (loss) income shown in the above tables that have been included in our Consolidated Statements of (Loss) Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Unrealized gains on securities:
Net realized investment gains	$(17.4)	$(17.0)	$(36.3)	$(25.1)
Provision for income taxes (benefit)	5.5	7.9	11.7	11.8
Net of taxes	$(11.9)	$(9.1)	$(24.6)	$(13.3)

11.	Net (Loss) Income Per Common Share

The following table presents the calculation of net (loss) income per common share on a basic and diluted basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except number of shares and per share amounts)	2017	2016	2017	2016
Net (loss) income	$(61.3)	$55.2	$21.4	$113.8
Weighted average common shares outstanding - basic	29,978,485	30,018,637	30,075,424	30,227,725
Effect of dilutive securities:
Equity compensation awards	—	709,746	817,602	661,762
Weighted average common shares outstanding - diluted	29,978,485	30,728,383	30,893,026	30,889,487
Net (loss) income per common share:
Basic	$(2.04)	$1.84	$0.71	$3.76
Diluted	$(2.04)	$1.80	$0.69	$3.68

Excluded from the weighted average common shares outstanding calculation at September 30, 2017 and 2016 are 10,640,789 shares and 9,996,840 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date. For the three months ended September 30, 2017, 711,854 shares were not included in the calculation of diluted net loss per common share as their effect would have been anti-dilutive.

12.	Supplemental Cash Flow Information

Income taxes paid. We paid income taxes of $10.1 million and $1.5 million during the nine months ended September 30, 2017, and 2016, respectively.

Income taxes recovered. We recovered income taxes of $2.4 million and $0.5 million during the nine months ended September 30, 2017, and 2016, respectively.

Interest paid was as follows:

	For the Nine Months Ended September 30,
(in millions)	2017	2016
Senior unsecured fixed rate notes	$7.0	$7.0
Junior subordinated debentures	9.4	5.7
Other indebtedness	3.0	2.0
Revolving credit facility	0.3	—
Total interest paid	$19.7	$14.7

13.	Share-based Compensation

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

The following table summarizes the assumptions we used for the nine months ended September 30, 2017, and 2016:

	For the Nine Months Ended September 30,
	2017	2016
Risk-free rate of return	1.85%	1.12%
Expected dividend yields	1.71%	1.65%
Expected award life (years)	4.48	4.50
Expected volatility	18.13%	18.73%

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

Restricted Shares

A summary of restricted share activity as of September 30, 2017 and changes during the nine months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2017	702,030	$42.69
Granted	239,997	$62.91
Vested and issued	(154,706)	$41.65
Expired or forfeited	(34,970)	$48.80
Outstanding at September 30, 2017	752,351	$49.07

The restricted shares vest over one to eight years. Expense recognized under this plan for the restricted shares was $2.5 million and $7.5 million for the three and nine months ended September 30, 2017, respectively, as compared to $1.7 million and $5.2 million for the three and nine months ended September 30, 2016, respectively. Compensation expense for all share-based compensation awards is included in “Underwriting, acquisition and insurance expenses” in the accompanying Consolidated Statements of (Loss) Income. As of September 30, 2017, there was $27.4 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group.

Stock-Settled SARs

In January 2016, we modified certain unvested cash-settled SARs, converting the awards into stock-settled SARs. We evaluated this modification under the terms of ASU 718 “Share Based Payments,” and determined that no additional expense resulted from the conversion. The expense for the stock-settled SARs will be amortized over the remaining vesting period.

A summary of stock-settled SARs activity as of September 30, 2017 and changes during the nine months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2017	1,982,695	$34.80
Exercised	(396,355)	$31.52
Expired or forfeited	(105,024)	$40.62
Outstanding at September 30, 2017	1,481,316	$35.26

The stock-settled SARs vest over a one to four-year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. Expense recognized for the stock-settled SARs was $0.7 million and $3.5 million for the three and nine months ended September 30, 2017, respectively, as compared to $1.0 million and $3.6 million for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, there was $4.3 million of total unrecognized compensation cost related to stock-settled SARs outstanding.

Cash-Settled SARs

A summary of cash-settled SARs activity as of September 30, 2017 and changes during the nine months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2017	500,486	$32.08
Exercised	(235,663)	$32.37
Expired or forfeited	(14,628)	$23.74
Outstanding at September 30, 2017	250,195	$32.30

As of September 30, 2017, all the cash-settled SARs are fully vested. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We account for the cash-settled SARs as liability awards, which require the awards to be revalued at each reporting period. Expense recognized for the cash-settle SARs was $0.3 million for the three months ended September 30, 2017. Due to a decrease in the fair market value of our stock, we recouped $0.6 million of expense for nine months ended September 30, 2017. Expense recognized for the cash-settle SARs was $2.6 million and $2.1 million for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, there was no unrecognized compensation cost related to cash-settled SARs outstanding.

14.	Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Commissions	$70.8	$59.3	$201.2	$178.5
General expenses	89.7	75.6	266.4	217.3
Premium taxes, boards and bureaus	11.8	6.1	25.9	19.0
	172.3	141.0	493.5	414.8
Net deferral of policy acquisition costs	(6.2)	(3.6)	(19.1)	(11.8)
Total underwriting, acquisition and insurance expenses	$166.1	$137.4	$474.4	$403.0

The $14.1 million and the $49.1 million increases in general expenses for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016 were driven by expenses attributable to the operations of Maybrooke coupled with increased information technology, marketing, occupancy and depreciation costs.

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

We have subsidiaries based in the United States that are subject to United States tax laws. Under current law, these subsidiaries are taxed at the applicable corporate tax rates. Our United States subsidiaries generally file a consolidated United States federal income tax return.

We also have operations in Belgium, Brazil, France, Ireland, Luxembourg, Malta, Spain, and Switzerland, which also are subject to income taxes imposed by the jurisdiction in which they operate. We have operations in Barbados and the United Arab Emirates, which are not subject to income tax under the laws of that country.

Our income tax provision includes the following components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Current tax provision (benefit)	$(2.9)	$10.8	$12.6	$18.8
Deferred tax provision (benefit) related to:
Future tax deductions	(2.5)	(3.0)	(6.1)	1.9
Valuation allowance change	0.8	(0.8)	(0.3)	0.4
Income tax provision (benefit)	$(4.6)	$7.0	$6.2	$21.1

For the three and nine months ended September 30, 2017 and 2016, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

	For the Three Months Ended September 30,
(in millions)	2017			2016
	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$(43.0)		0.0%	$35.6		0.0%
United States	(1.3)		52.9%	28.2		24.2%
United Kingdom	(24.6)		16.4%	(2.8)		-3.0%
Barbados	—	(1)	0.0%	—	(1)	0.0%
Belgium	0.1		36.1%	—	(1)	-160.0%
Brazil	—	(1)	0.0%	0.4		0.0%
Ireland (2)	(0.1)		0.0%	(0.1)		0.0%
Luxembourg	(1.3)		0.0%	—	(1)	0.0%
Malta	0.6		0.0%	0.9		0.0%
Switzerland	0.2		18.1%	—	(1)	21.2%
United Arab Emirates	3.5		0.0%	—	(1)	0.0%
Total	$(65.9)		7.0%	$62.2		11.3%

	For the Nine Months Ended September 30,
(in millions)	2017			2016
	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$8.7		0.0%	$79.7		0.0%
United States	57.4		24.1%	78.0		26.3%
United Kingdom	(36.6)		21.6%	(24.9)		-1.9%
Barbados	—	(1)	0.0%	—		0.0%
Belgium	0.2		36.2%	—	(1)	0.0%
Brazil	(0.2)		0.0%	1.1		0.0%
Ireland (2)	(0.1)		0.0%	(0.2)		0.0%
Luxembourg	(3.7)		0.0%	—	(1)	0.0%
Malta	1.7		0.0%	1.2		0.0%
Switzerland	0.2		21.1%	—	(1)	21.1%
United Arab Emirates	—	(1)	0.0%	—	(1)	0.0%
Total	$27.6		22.3%	$134.9		15.7%

(1)	Pre-tax income for the respective year was less than $0.1 million.

Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Income tax provision at expected rate	$(5.5)	$9.8	$12.9	$23.2
Tax effect of:
Tax-exempt interest	(0.6)	(0.7)	(2.1)	(2.5)
Dividends received deduction	(0.5)	(0.4)	(1.4)	(1.7)
Valuation allowance change	0.8	(0.8)	(0.3)	0.4
Other permanent adjustments, net	—	0.1	(1.1)	0.3
Adjustment for prior period	(1.2)	(0.8)	(1.9)	(0.8)
Adjustment for annualized rate	0.8	(0.9)	(1.5)	(1.5)
Other foreign adjustments	0.2	(0.1)	0.1	(0.7)
State income taxes, net of Federal benefit	—	—	0.1	(0.3)
Foreign exchange adjustments	1.4	0.8	1.1	4.4
Foreign withholding taxes	—	—	0.3	0.3
Income tax provision (benefit)	$(4.6)	$7.0	$6.2	$21.1
Income tax (benefit) provision - Foreign	$(3.9)	$0.2	$(7.7)	$0.6
Income tax provision (benefit) - United States, Federal	(0.8)	6.8	$13.4	20.2
Income tax provision - United States, State	0.1	—	0.2	—
Foreign withholding taxes	—	—	0.3	0.3
Income tax provision (benefit)	$(4.6)	$7.0	$6.2	$21.1

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

Management has determined that a valuation allowance is required for a portion of the tax-effected net operating loss carryforward included as part of the United States consolidated group of $15.1 million generated from PXRE Corporation and for the tax-effected net operating loss carryforward of $1.0 million from ARIS. The valuation allowances have been established as Internal Revenue Code Section 382 limits the application of net operating loss and net capital loss carryforwards following an ownership change. The loss carryforwards available per year are $2.8 million as required by Internal Revenue Code Section 382.

Furthermore, due to cumulative losses since inception, management has concluded that a valuation allowance is required for the full amount of the tax-effected net operating losses generated by our Brazil and Malta entities.

Accordingly, a valuation allowance of $25.9 million is required as of September 30, 2017 of which $13.2 million relates to the PXRE Corporation and ARIS loss carryforwards, $8.1 million relates to Brazil operations, $3.8 million relates to Maybrooke, and $0.8 million relates to Malta operations. For the nine months ended September 30, 2017, the valuation allowance was reduced by $0.7 million pertaining to the PXRE Corporation and ARIS loss carryforwards, $0.3 million pertaining to our Brazil operations, and $0.4 million pertaining to our Malta operations. Additionally, the valuation allowance increased $3.8 million pertaining to Maybrooke of which $2.7 million valuation allowance was acquired with Maybrooke.

Of the PXRE Corporation net operating loss carryforwards, $13.6 million will expire if not used by December 31, 2025 and $1.5 million will expire if not used by December 31, 2027. Of the ARIS loss carryforward, $0.2 million will expire if not used by December 31, 2027, $0.4 million will expire if not used by December 31, 2028 and $0.4 million will expire if not used by December 31, 2029.

For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. We had no material unrecognized tax benefits as of September 30, 2017 and 2016. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2013. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2014.

16.	Commitments and Contingencies

Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

We have contractual commitments to invest up to $117.9 million related to our limited partnership investments at September 30, 2017. These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time, not to exceed thirteen years.

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

Revenue and income (loss) before income taxes for each segment were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Revenue:
Earned premiums
U.S. Operations	$242.6	$216.3	$692.9	$629.7
International Operations	146.8	142.3	474.9	418.5
Run-off Lines	(0.1)	0.1	—	0.3
Total earned premiums	389.3	358.7	1,167.8	1,048.5
Net investment income
U.S. Operations	18.8	20.3	66.0	55.8
International Operations	7.7	7.5	24.4	22.7
Run-off Lines	2.0	3.2	7.0	8.8
Corporate and Other	2.4	1.7	7.6	2.3
Total net investment income	30.9	32.7	105.0	89.6
Fee and other income	13.0	7.6	20.4	20.2
Net realized investment and other gains	6.0	17.7	25.1	12.8
Total revenue	$439.2	$416.7	$1,318.3	$1,171.1

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Income (loss) before income taxes
U.S. Operations	$28.7	$45.9	$118.9	$126.2
International Operations	(77.5)	20.1	(60.1)	53.1
Run-off Lines	(12.7)	(10.0)	(16.4)	(14.6)
Total segment (loss) income before taxes	(61.5)	56.0	42.4	164.7
Corporate and Other	(10.4)	(11.5)	(39.9)	(42.6)
Net realized investment and other gains	6.0	17.7	25.1	12.8
Total (loss) income before income taxes	$(65.9)	$62.2	$27.6	$134.9

The table below presents earned premiums by geographic location for the three and nine months ended September 30, 2017 and 2016. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Bermuda	$23.3	$29.0	$72.0	$86.1
Brazil	11.7	10.4	36.8	29.6
Malta	2.7	0.6	5.0	1.6
United Kingdom	109.1	102.4	361.2	301.1
United States	242.5	216.3	692.8	630.1
Total earned premiums	$389.3	$358.7	$1,167.8	$1,048.5

The following table represents identifiable assets:

(in millions)	September 30, 2017	December 31, 2016
U.S. Operations	$4,335.1	$3,961.2
International Operations	3,814.2	2,356.9
Run-off Lines	458.9	537.0
Corporate and Other	449.8	349.9
Total	$9,058.0	$7,205.0

Included in total assets at September 30, 2017 and December 31, 2016 are $815.7 million and $630.4 million, respectively, in assets associated with trade capital providers.

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

In accordance with ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (Topic 835), we present the unamortized debt issuance costs in the balance sheet as a direct deduction from the carrying value of the debt liability. At September 30, 2017 and December 31, 2016, the Notes consisted of the following:

(in millions)	September 30, 2017	December 31, 2016
Senior unsecured fixed rate notes
Principal	$143.8	$143.8
Less: unamortized debt issuance costs	(4.2)	(4.3)
Senior unsecured fixed rate notes, less unamortized debt issuance costs	$139.6	$139.5

In accordance with Article 10 of SEC Regulation S-X, we have elected to present condensed consolidating financial information in lieu of separate financial statements for the Subsidiary Issuer. The following tables present condensed consolidating financial information at September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016, of the Parent Guarantor and the Subsidiary Issuer. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.

The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations and cash flows of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2017

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$(1.6)	$3,039.1	$1,770.0	$—	$4,807.5
Cash	—	73.5	162.3	—	235.8
Accrued investment income	—	16.8	6.8	—	23.6
Premiums receivable	—	227.3	451.5	—	678.8
Reinsurance recoverables	—	1,450.3	651.6	—	2,101.9
Goodwill and other intangible assets, net	44.4	125.2	90.9	—	260.5
Deferred acquisition costs, net	—	82.3	86.5	—	168.8
Ceded unearned premiums	—	194.9	266.5	—	461.4
Other assets	8.3	173.7	137.7	—	319.7
Intercompany note receivable	—	50.2	69.8	(120.0)	—
Investments in subsidiaries	2,086.7	—	—	(2,086.7)	—
Total assets	$2,137.8	$5,433.3	$3,693.6	$(2,206.7)	$9,058.0
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,452.6	$1,853.3	$—	$4,305.9
Unearned premiums	—	694.5	591.5	—	1,286.0
Funds held and ceded reinsurance payable, net	—	790.1	77.5	—	867.6
Long-term debt	153.4	284.6	142.8	—	580.8
Current income taxes payable, net	—	7.9	3.1	—	11.0
Deferred tax liabilities, net	—	37.3	4.2	—	41.5
Accrued underwriting expenses and other liabilities	12.1	103.2	41.9	—	157.2
Due to affiliates	44.3	6.9	(6.9)	(44.3)	—
Intercompany note payable	120.0	40.1	(40.1)	(120.0)	—
Total liabilities	329.8	4,417.2	2,667.3	(164.3)	7,250.0
Total shareholders' equity	1,808.0	1,016.1	1,026.3	(2,042.4)	1,808.0
Total liabilities and shareholders' equity	$2,137.8	$5,433.3	$3,693.6	$(2,206.7)	$9,058.0

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2016

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$2.2	$2,834.2	$1,487.9	$—	$4,324.3
Cash	—	53.7	32.3	—	86.0
Accrued investment income	—	16.0	4.7	—	20.7
Premiums receivable	—	204.9	258.9	—	463.8
Reinsurance recoverables	—	1,348.4	37.2	—	1,385.6
Goodwill and other intangible assets, net	—	127.1	92.8	—	219.9
Deferred acquisition costs, net	—	63.5	75.6	—	139.1
Ceded unearned premiums	—	168.9	133.9	—	302.8
Other assets	8.7	168.0	86.1	—	262.8
Intercompany note receivable	—	50.2	(50.2)	—	—
Investments in subsidiaries	1,834.4	—	—	(1,834.4)	—
Total assets	$1,845.3	$5,034.9	$2,159.2	$(1,834.4)	$7,205.0
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,322.4	$1,028.4	$—	$3,350.8
Unearned premiums	—	580.0	390.0	—	970.0
Funds held and ceded reinsurance payable, net	—	750.2	(206.5)	—	543.7
Long-term debt	28.4	284.4	54.8	—	367.6
Current income taxes payable, net	—	8.5	(0.4)	—	8.1
Deferred tax liabilities, net	—	17.6	6.5	—	24.1
Accrued underwriting expenses and other liabilities	13.7	92.0	42.3	—	148.0
Due to affiliates	10.5	1.8	(1.8)	(10.5)	—
Total liabilities	52.6	4,056.9	1,313.3	(10.5)	5,412.3
Total shareholders' equity	1,792.7	978.0	845.9	(1,823.9)	1,792.7
Total liabilities and shareholders' equity	$1,845.3	$5,034.9	$2,159.2	$(1,834.4)	$7,205.0

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF LOSS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$145.3	$244.0	$—	$389.3
Net investment (expense) income	(1.1)	16.5	15.5	—	30.9
Fee and other income	—	12.3	0.7	—	13.0
Net realized investment and other gains (losses)	—	6.6	(0.6)	—	6.0
Total revenue	(1.1)	180.7	259.6	—	439.2
Expenses:
Losses and loss adjustment expenses	—	99.1	227.3	—	326.4
Underwriting, acquisition and insurance expenses	5.6	74.0	86.5	—	166.1
Interest expense	1.6	4.2	1.7	—	7.5
Fee and other expense	—	4.1	0.9	—	5.0
Foreign currency exchange (gains) loss	—	(0.1)	0.2	—	0.1
Total expenses	7.2	181.3	316.6	—	505.1
(Loss) Income before income taxes	(8.3)	(0.6)	(57.0)	—	(65.9)
Provision for income taxes	—	(0.6)	(4.0)	—	(4.6)
Net (loss) income before equity in earnings of subsidiaries	(8.3)	0.0	(53.0)	—	(61.3)
Equity in undistributed earnings of subsidiaries	(53.0)	—	—	53.0	—
Net loss	$(61.3)	$0.0	$(53.0)	$53.0	$(61.3)

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$128.0	$230.7	$—	$358.7
Net investment (expense) income	(0.9)	22.5	11.1	—	32.7
Fee and other income	—	5.5	2.1	—	7.6
Net realized investment and other gains (losses)	—	19.4	(1.7)	—	17.7
Total revenue	(0.9)	175.4	242.2	—	416.7
Expenses:
Losses and loss adjustment expenses	—	83.5	124.3	—	207.8
Underwriting, acquisition and insurance expenses	3.7	54.0	79.7	—	137.4
Interest expense	0.3	4.0	0.6	—	4.9
Fee and other expense	—	5.5	0.4	—	5.9
Foreign currency exchange (gains) loss	—	0.2	(1.7)	—	(1.5)
Total expenses	4.0	147.2	203.3	—	354.5
(Loss) Income before income taxes	(4.9)	28.2	38.9	—	62.2
Provision for income taxes	—	6.8	0.2	—	7.0
Net (loss) income before equity in earnings of subsidiaries	(4.9)	21.4	38.7	—	55.2
Equity in undistributed earnings of subsidiaries	60.1	—	—	(60.1)	—
Net income	$55.2	$21.4	$38.7	$(60.1)	$55.2

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$411.7	$756.1	$—	$1,167.8
Net investment (expense) income	(3.2)	64.7	43.5	—	105.0
Fee and other income	—	18.0	2.4	—	20.4
Net realized investment and other gains (losses)	0.5	25.6	(1.0)	—	25.1
Total revenue	(2.7)	520.0	801.0	—	1,318.3
Expenses:
Losses and loss adjustment expenses	—	247.7	531.8	—	779.5
Underwriting, acquisition and insurance expenses	17.8	190.7	265.9	—	474.4
Interest expense	3.0	12.7	4.7	—	20.4
Fee and other expense	—	10.7	1.7	—	12.4
Foreign currency exchange loss	—	(0.1)	4.1	—	4.0
Total expenses	20.8	461.7	808.2	—	1,290.7
(Loss) Income before income taxes	(23.5)	58.3	(7.2)	—	27.6
Provision for income taxes	—	13.9	(7.7)	—	6.2
Net (loss) income before equity in earnings of subsidiaries	(23.5)	44.4	0.5	—	21.4
Equity in undistributed earnings of subsidiaries	44.9	—	—	(44.9)	—
Net income	$21.4	$44.4	$0.5	$(44.9)	$21.4

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$368.1	$680.4	$—	$1,048.5
Net investment (expense) income	(2.0)	62.6	29.0	—	89.6
Fee and other income	—	14.9	5.3	—	20.2
Net realized investment and other gains (losses)	0.2	32.5	(19.9)	—	12.8
Total revenue	(1.8)	478.1	694.8	—	1,171.1
Expenses:
Losses and loss adjustment expenses	—	220.9	375.1	—	596.0
Underwriting, acquisition and insurance expenses	10.0	150.6	242.4	—	403.0
Interest expense	1.0	11.8	1.8	—	14.6
Fee and other expense	—	16.7	1.4	—	18.1
Foreign currency exchange (gains) loss	—	0.1	4.4	—	4.5
Total expenses	11.0	400.1	625.1	—	1,036.2
(Loss) Income before income taxes	(12.8)	78.0	69.7	—	134.9
Provision for income taxes	—	20.5	0.6	—	21.1
Net (loss) income before equity in earnings of subsidiaries	(12.8)	57.5	69.1	—	113.8
Equity in undistributed earnings of subsidiaries	126.6	—	—	(126.6)	—
Net income	$113.8	$57.5	$69.1	$(126.6)	$113.8

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$11.8	$175.3	$65.3	$—	$252.4
Cash flows from investing activities:
Proceeds from sales of investments	—	652.5	625.5	—	1,278.0
Maturities and mandatory calls of fixed maturity investments	—	350.6	142.6	—	493.2
Purchases of investments	—	(1,140.8)	(919.4)	—	(2,060.2)
Change in short-term investments and foreign regulatory deposits	1.8	29.6	232.8	—	264.2
Settlements of foreign currency exchange forward contracts	0.8	(5.5)	4.7	—	—
Acquisition of subsidiaries, net of cash	(235.3)	—	130.1	—	(105.2)
Issuance of intercompany note, net	—	—	(120.0)	120.0	—
Purchases of fixed assets and other, net	(0.1)	(5.3)	(30.6)	—	(36.0)
Cash (used in) provided by investing activities	(232.8)	(118.9)	65.7	120.0	(166.0)
Cash flows from financing activities:
Additional long-term borrowings	125.0	—	—	—	125.0
Borrowing under intercompany note, net	120.0	—	—	(120.0)	—
Activity under stock incentive plans	0.9	—	—	—	0.9
Repurchase of Company's common shares	—	(36.6)	—	—	(36.6)
Payment of cash dividend to common shareholders	(24.9)	—	—	—	(24.9)
Cash provided by (used in) financing activities	221.0	(36.6)	—	(120.0)	64.4
Effect of exchange rate changes on cash	—	—	(1.0)	—	(1.0)
Change in cash	—	19.8	130.0	—	149.8
Cash, beginning of year	—	53.7	32.3	—	86.0
Cash, end of period	$—	$73.5	$162.3	$—	$235.8

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from (used in) operating activities	$19.6	$60.7	$70.5	$—	$150.8
Cash flows from investing activities:
Proceeds from sales of investments	—	762.4	246.8	—	1,009.2
Maturities and mandatory calls of fixed maturity investments	—	419.7	419.3	—	839.0
Purchases of investments	—	(1,134.6)	(721.1)	—	(1,855.7)
Change in short-term investments and foreign regulatory deposits	(0.4)	(70.5)	(3.0)	—	(73.9)
Settlements of foreign currency exchange forward contracts	—	—	(7.2)	—	(7.2)
Purchases of fixed assets and other, net	—	8.1	(2.9)	—	5.2
Cash (used in) provided by investing activities	(0.4)	(14.9)	(68.1)	—	(83.4)
Cash flows from financing activities:
Activity under stock incentive plans	0.6	—	—	—	0.6
Repurchase of Company's common shares	—	(45.3)	—	—	(45.3)
Payment of cash dividend to common shareholders	(19.8)	—	—	—	(19.8)
Cash used in financing activities	(19.2)	(45.3)	—	—	(64.5)
Effect of exchange rate changes on cash	—	—	(1.0)	—	(1.0)
Change in cash	—	0.5	1.4	—	1.9
Cash, beginning of year	—	88.8	32.9	—	121.7
Cash, end of period	$—	$89.3	$34.3	$—	$123.6

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2017 compared with the three and nine months ended September 30, 2016, and also a discussion of our financial condition as of September 30, 2017. This discussion and analysis should be read in conjunction with the attached unaudited interim Condensed Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on February 24, 2017, including the audited Consolidated Financial Statements and notes thereto.

Forward Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures about Market Risk and the accompanying Consolidated Financial Statements (including the notes thereto) may contain “forward looking statements,” which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially as a result of significant risks and uncertainties, including non-receipt of expected payments, capital markets and their effect on investment income and fair value of the investment portfolio, development of claims and the effect on loss reserves, accuracy in estimating loss reserves, changes in the demand for our products, effect of general economic conditions, adverse government legislation and regulations, government investigations into industry practices, developments relating to existing agreements, heightened competition, changes in pricing environments and changes in asset valuations. For a more detailed discussion of risks and uncertainties, see our public filings made with the SEC. We undertake no obligation to publicly update any forward looking statements.

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

Consolidated Results of Operations

For the three and nine months ended September 30, 2017, we reported a net loss of $61.3 million ($2.04 per diluted share) and net income of $21.4 million ($0.69 per diluted share), respectively. Effective February 6, 2017, we completed the acquisition of Maybrooke Holdings, S.A., and its subsidiaries, including Ariel Reinsurance, Ltd. (collectively “Ariel Re”). Included in our consolidated results of operations for the three and nine months ended September 30, 2017 is activity specifically attributable to Ariel Re from the date of acquisition. For the three and nine months ended September 30, 2016, we reported net income of $55.2 million ($1.80 per diluted share) and $113.8 million ($3.68 per diluted share), respectively.

The following is a comparison of selected data from our operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Gross written premiums	$805.1	$585.4	$2,090.9	$1,665.8
Earned premiums	$389.3	$358.7	$1,167.8	$1,048.5
Net investment income	30.9	32.7	105.0	89.6
Fee and other income	13.0	7.6	20.4	20.2
Net realized investment and other gains	6.0	17.7	25.1	12.8
Total revenue	$439.2	$416.7	$1,318.3	$1,171.1
(Loss) income before income taxes	$(65.9)	$62.2	$27.6	$134.9
Income tax (benefit) provision	(4.6)	7.0	6.2	21.1
Net (loss) income	$(61.3)	$55.2	$21.4	$113.8
Loss ratio	83.8%	57.9%	66.7%	56.8%
Expense ratio	42.7%	38.3%	40.6%	38.4%
Combined ratio	126.5%	96.2%	107.3%	95.2%

Consolidated gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended September 30,
	2017		2016
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$245.1	$75.5	$145.8	$81.8
Liability	333.5	182.8	267.3	170.7
Professional	89.0	53.5	75.0	43.6
Specialty	137.5	77.5	97.3	62.6
Total	$805.1	$389.3	$585.4	$358.7

	For the Nine Months Ended September 30,
	2017		2016
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$583.7	$254.7	$461.7	$247.5
Liability	842.0	514.9	723.4	495.2
Professional	240.3	155.9	210.1	128.6
Specialty	424.9	242.3	270.6	177.2
Total	$2,090.9	$1,167.8	$1,665.8	$1,048.5

The increase in consolidated gross written premiums for the three and nine months ended September 30, 2017 as compared to the same periods ended 2016 was attributable to growth across all product lines as we continue to focus on introducing new products and increasing renewal retention. Additionally, Ariel Re contributed gross written premiums of $136.0 million and $255.5 million for the three and nine months ended September 30, 2017, respectively. During 2017, all product lines have experienced increased competition and pressure on rates due to market conditions. Consolidated earned premiums increased for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 due to increased gross written premiums in the fourth quarter of 2016 and into the first nine months of 2017. The increase in consolidated earned premiums for the three and nine months ended September 30, 2017 includes Ariel Re earned premiums of $26.0 million and $90.9 million, respectively. Partially offsetting these increases was the reduction in our participation percentage for the Syndicate 1200 operations, from 53.5% for 2016 to 46.0% for 2017. Additionally, during the third quarter of 2017, we recorded catastrophe-related reinsurance premium adjustments which reduced net earned premiums by $14.5 million and, in connection with risk management activities related to the acquisition of Ariel Re, purchased additional reinsurance contracts which reduced net earned premiums by $8.1 million, all within our property lines.

The decrease in consolidated net investment income for the three months ended September 30, 2017 as compared to the same period ended 2016 was primarily attributable to decreased investment income from our alternative investment portfolio and increased investment related expenses, partially offset by increased investment income on fixed maturities. For the three months ended September 30, 2017, net investment income from our alternative investment portfolio decreased $4.0 million, from $9.8 million for the same period ended 2016, and investment related expenses increased $1.0 million. Partially offsetting these decreases in net investment income was $2.5 million of increased investment income on our fixed maturities portfolio, primarily related to the investment of Ariel Re cash. The increase in consolidated net investment income for the nine months ended September 30, 2017 as compared to the same period ended 2016 was primarily attributable to a $14.0 million increase in the net investment income of our alternative investment portfolio and a $7.0 million increase in income from our fixed maturities portfolio, partially offset by increased investment related expenses. Included in net investment income was $11.6 million of net investment gains relating to net asset sales initiated by an equity investee during the nine months ended September 30, 2017.

Consolidated net realized investment and other gains of $6.0 million for the three months ended September 30, 2017 consisted of $9.7 million in realized gains from the sale of equity and fixed maturity securities and $1.3 million in realized gains from other invested assets, primarily options. Partially offsetting these realized gains was $4.8 million of realized loss on our foreign currency forward contracts. For the three months ended September 30, 2017, we recognized $0.2 million in other-than-temporary impairment losses within our equity and fixed maturity portfolios. Consolidated net realized investment and other gains of $17.7 million for the three months ended September 30, 2016 consisted of $24.9 million in realized gains from the sale of fixed maturity and equity securities and $0.4 million from other invested assets. Partially offsetting these realized gains was $5.2 million of foreign currency losses, primarily from the sale of fixed maturities. Additionally, for the three months ended September 30, 2016, we recognized $2.4 million in other-than-temporary impairment losses within our fixed maturity and equity portfolios. Consolidated net realized investment and other gains of $25.1 million for the nine months ended September 30, 2017 consisted of $44.6 million in realized gains from the sale of fixed maturity and equity securities and $0.5 million from other invested assets, primarily options. Partially offsetting these realized gains was $18.3 million of realized foreign currency exchange losses, including $10.4 million on our foreign currency forward contracts and $7.9 million on our fixed maturity and equity securities portfolios. Additionally, for the nine months ended September 30, 2017, we recognized $1.7 million in other-than-temporary impairment losses primarily within our equity portfolio. Consolidated net realized investment and other gains of $12.8 million for the nine months ended September 30, 2016 consisted of $48.3 million in realized gains from the sale of fixed maturity and equity securities and $0.2 million from other invested assets. Partially offsetting these realized gains was $26.7 million in realized foreign currency exchange losses, including $11.7 million in foreign currency forward contracts and $15.0 million in our fixed maturity portfolio. Additionally, for the nine months ended September 30, 2016 we recognized other-than-temporary impairment losses on our equity securities and fixed maturity portfolios of $7.3 million and $1.7 million, respectively.

The increase in the loss ratios for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 was primarily attributable to the significant catastrophe losses that occurred in the third quarter of 2017, as well as increased non-catastrophe losses within the current accident year recorded in our Lloyd’s Syndicate 1200.

Consolidated losses and loss adjustment expenses were $326.4 million and $207.8 million for the three months ended September 30, 2017 and 2016, respectively. Losses and loss adjustment expenses include $49.1 million for Ariel Re for the three months ended September 30, 2017. Catastrophe losses, net of reinsurance, for the third quarter of 2017 totaled $90.0 million, primarily attributable to Hurricanes Harvey, Irma and Maria and the Mexican earthquakes, as compared to $13.0 million for the third quarter of 2016, primarily due to the Louisiana floods and other U.S. storm activity. The third quarter of 2017 also included $15.0 million of non-catastrophe losses in the current accident year, driven primarily by higher than anticipated attritional losses on property business underwritten by our Lloyd’s Syndicate 1200. Included in losses and loss adjustment expenses for the three months ended September 30, 2017 was $1.3 million of net favorable loss reserve development on prior accident years compared to $2.9 million of net favorable loss reserve development on prior accident years for the same period ended 2016.

Consolidated losses and loss adjustment expenses were $779.5 million and $596.0 million for the nine months ended September 30, 2017 and 2016, respectively. Losses and loss adjustment expenses include $81.6 million for Ariel Re from the date of acquisition through September 30, 2017. Included in losses and loss adjustment expenses for the nine months ended September 30, 2017 and 2016 was $96.4 million and $40.5 million, respectively, in catastrophe losses, net of reinsurance. Included in losses and loss adjustment expenses for the nine months ended September 30, 2017 was $4.4 million of net unfavorable loss reserve development on prior accident years compared to $18.8 million of net favorable loss reserve development on prior accident years for the same period ended 2016.

The following table summarizes the above referenced loss reserve development with respect to prior year loss reserves by line of business for the nine months ended September 30, 2017.

(in millions)	2016 Net Reserves	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2016 Net Reserves
General and professional liability	$1,028.9	$10.0	1.0%
Workers compensation	312.9	(7.6)	-2.4%
Lloyd's liability	198.1	11.4	5.8%
Commercial multi-peril	156.6	(2.6)	-1.7%
Commercial auto liability	113.6	(6.5)	-5.7%
Property	83.6	11.0	13.2%
Reinsurance - nonproportional assumed property	65.6	(4.1)	-6.3%
Fidelity/Surety	38.4	(6.7)	-17.4%
All other lines	182.5	(0.5)	-0.3%
Total	$2,180.2	$4.4	0.2%

Consolidated gross reserves for losses and loss adjustment expenses were $4,305.9 million (including $273.3 million of reserves attributable to our Lloyd’s Syndicate 1200’s trade capital providers) and $3,284.8 million (including $142.7 million of reserves attributable to our Lloyd’s Syndicate 1200’s trade capital providers) as of September 30, 2017 and 2016, respectively. Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future favorable or unfavorable loss development, which may be material, will not occur.

Consolidated underwriting, insurance and acquisition expenses were $166.1 million and $474.4 million for the three and nine months ended September 30, 2017, respectively compared to $137.4 million and $403.0 million for the same periods ended 2016. Ariel Re contributed $8.3 million and $24.5 million in underwriting expenses for the three and nine months ended September 30, 2017, respectively. The expense ratio for the three and nine months ended September 30, 2017 as compared to the same periods ended 2016 was negatively impacted by the aforementioned third quarter 2017 reductions to earned premiums for catastrophe-related reinsurance premium adjustments and additional reinsurance contracts purchased in connection with risk management activities related to the acquisition of Ariel Re. During the three months ended September 30, 2017, we also recorded a one-time acquisition expense of $3.5 million relating to the final resolution of a premium tax dispute in our U.S. Operations. The remaining increase in the expense ratio for the three and nine months ended September 30, 2017 as compared to the same periods ended 2016 included higher acquisition costs driven by declines in ceding commissions and fronting fees earned, and writing more binder business, which has higher acquisition rates, in our International Operations. Non-acquisition expenses were negatively impacted by increased information technology and marketing costs, as well as increased personnel expenses in our strategic growth units. Additionally, included in non-acquisition expense for the nine months ended September 30, 2017 was $2.5 million in transaction costs related to the Ariel Re acquisition.

Consolidated interest expense was $7.5 million and $20.4 million for the three and nine months ended September 30, 2017, respectively, compared to $4.9 million and $14.6 million for the same periods ended 2016. Included in consolidated interest expense was $1.2 million and $3.0 million from the operations of Ariel Re for the three and nine months ended September 30, 2017, respectively. The remaining increase was primarily attributable to interest expense on a $125.0 million term loan entered into to fund a portion of the acquisition price of Ariel Re and to a lesser extent, an increase in short-term LIBOR rates.

Consolidated foreign currency exchange loss was $0.1 million for the three months ended September 30, 2017, as compared to a $1.5 million foreign currency exchange gain for the three months ended September 30, 2016. Consolidated foreign currency exchange loss was $4.0 million and $4.5 million for the nine months ended September 30, 2017 and 2016, respectively. The changes in the foreign currency exchange gains/losses were due to fluctuations of the U.S. Dollar, on a weighted average basis, against the currencies in which we transact our business. For the three months ended September 30, 2017, the U.S. Dollar weakened against the British Pound, the Euro, the Canadian Dollar and the Australian Dollar. For the nine months ended September 30, 2017, the U.S. Dollar weakened against all major currencies. For the three and nine months ended September 30, 2016, the U.S. Dollar weakened against all major currencies, except for the British Pound.

The consolidated income tax provision represents the income tax expense or benefit associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the provision for income taxes represents taxes on the net income or loss for our Belgium, Brazil, Ireland, Luxembourg, Malta, Switzerland, United Kingdom and United States operations. The consolidated income tax benefit was $4.6 million for the three months ended September 30, 2017 compared to income tax expense of $7.0 million for the same period ended 2016. The effective tax rate declined to 7.0% for the three months ended September 30, 2017 from 11.3% for the same period ended 2016. The decline in the effective tax rate was due to approximately 37.4% of our consolidated loss before income taxes for the third quarter of 2017 being attributable to the United States and United Kingdom operations, our primary taxing jurisdictions, as compared to 40.8% of our consolidated income before income taxes being from the same jurisdictions in the third quarter of 2016. The majority of the remaining earnings for the comparative periods were attributable to our Bermuda operations, a zero-taxation jurisdiction. The consolidated provision for income taxes was $6.2 million and $21.1 million for the nine months ended September 30, 2017 and 2016, respectively. The effective tax rate was 22.3% and 15.7% for the nine months ended September 30, 2017 and 2016, respectively. The increase in the effective tax rate was primarily attributable to the change in the income tax provision for our United Kingdom operations, coupled with the impact of the weakening U.S. Dollar against the British Pound. Included in the provision for income taxes for the three and nine months ended September 30, 2017 was $2.6 million and $0.4 million of tax benefit for Ariel Re for the three and nine months ended September 30, 2017, respectively.

Segment Results

As discussed in Note 1 “Basis of Presentation” and Note 17 “Segment Information,” during the first quarter of 2017, we evaluated and modified the presentation of our reportable segments to reflect our new operating framework and management structure. As a result, we have organized our business into two ongoing reporting segments: U.S. Operations and the International Operations. The U.S. Operations includes the former Excess & Surplus and Commercial Specialty reportable segments. The International Operations includes the former Syndicate 1200 and International Specialty reportable segments, and the recently acquired Ariel Re business. Consistent with prior periods, the Run-off Lines and Corporate segments include all other activity of Argo Group and are included in our consolidated financial results. It is the business unit that produces the risk and not the location of the underlying exposure that is the primary characteristic in distinguishing U.S Operations from International Operations. For example, a U.S. property exposure underwritten through our Syndicate platform would be included in our International Operations.

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

•

Liability includes a broad range of primary and excess casualty products for risks on both an admitted and non-admitted basis in the United States. Internationally, Argo underwrites worldwide casualty risks primarily exposed in the United Kingdom, Canada, and Australia.

•	Professional includes various professional lines products including Errors and Omissions, Management Liability (including Directors and Officers) and Cyber coverages.

•	Specialty includes niche insurance coverages including Marine & Energy, Accident & Health and Surety product offerings.

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

U.S. Operations

The following table summarizes the results of operations for the U.S. Operations segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Gross written premiums	$428.9	$360.8	$1,128.9	$970.2
Earned premiums	$242.6	$216.3	$692.9	$629.7
Losses and loss adjustment expenses	148.4	117.5	394.2	348.1
Underwriting, acquisition and insurance expenses	88.6	71.3	243.0	202.7
Underwriting income	5.6	27.5	55.7	78.9
Net investment income	18.8	20.3	66.0	55.8
Interest expense	(3.8)	(2.2)	(10.3)	(6.8)
Fee and other income	11.6	5.1	16.0	13.1
Fee and other expense	(3.5)	(4.8)	(8.5)	(14.8)
Income before income taxes	$28.7	$45.9	$118.9	$126.2
Loss ratio	61.2%	54.3%	56.8%	55.3%
Expense ratio	36.5%	33.0%	35.1%	32.2%
Combined ratio	97.7%	87.3%	91.9%	87.5%

Gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended September 30,
	2017		2016
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$68.1	$26.8	$69.2	$28.6
Liability	277.2	160.2	226.7	146.3
Professional	46.2	30.8	35.3	21.3
Specialty	37.4	24.8	29.6	20.1
Total	$428.9	$242.6	$360.8	$216.3

	For the Nine Months Ended September 30,
	2017		2016
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$193.4	$85.8	$188.6	$93.7
Liability	715.4	454.8	613.2	429.1
Professional	119.9	85.5	98.9	56.8
Specialty	100.2	66.8	69.5	50.1
Total	$1,128.9	$692.9	$970.2	$629.7

Property

The decline in gross written and earned premiums for property for the three months ended September 30, 2017 as compared to the same period ended 2016 was primarily attributable to planned reductions due to increased competition and the pressure on rates. Additionally, the third quarter 2017 catastrophe-related reinsurance premium adjustments and additional reinsurance contracts purchased in connection with risk management activities related to the acquisition of Ariel Re reduced net earned premiums in U.S. Operations by $5.2 million. The increase in gross written premiums for property for the nine months ended September 30, 2017 as compared to the same period ended 2016 was primarily attributable to growth in our fronting programs, which do not impact earned premiums, but result in a ceding commissions received. The decline in earned premiums for property for the nine months ended September 30, 2017 as compared to the same period ended 2016 was primarily attributable the previously mentioned third quarter 2017 catastrophe-related reinsurance premium adjustments and catastrophe and risk management reinsurance contracts, as well as reduced gross written premiums for the non-fronting programs which were primarily driven by increased competition and pressure on rates.

Liability

The increase in gross written and earned premiums for liability for the three and nine months ended September 30, 2017 as compared to the same periods ended 2016 was primarily attributable to capitalizing on targeted growth initiatives in the specialty and general casualty lines, growth in writings due to the upturn in the coal market and the introduction of new products in our programs division.

Professional

The increase in gross written and earned premiums within professional for the three and nine months ended September 30, 2017 as compared to the same periods ended 2016 was primarily attributable to new business within our management liability and errors and omissions lines.

Specialty

The increase in gross written and earned premiums for specialty for the three and nine months ended September 30, 2017 as compared to the same periods ended 2016 was driven by growth from new business in our surety lines and new products within our programs division.

The increase in the loss ratio for the three months ended September 30, 2017 as compared to the same period in 2016 was driven by third quarter of 2017 catastrophe losses, as well as lower net favorable loss reserve development on prior accident years. Catastrophe losses for the third quarter of 2017 totaled $17.2 million, primarily from Hurricanes Harvey and Irma, as compared to $4.5 million for the third quarter of 2016, mainly attributable to the Louisiana floods. Included in losses and loss adjustment expenses for the three months ended September 30, 2017 was $10.7 million of net favorable loss reserve development on prior accident years primarily attributable to net favorable development for the general and products liability, surety and commercial automobile lines. Net favorable loss reserve development on prior accident years for the three months ended September 30, 2016 was $13.7 million concentrated in the surety, commercial automobile, commercial multiple peril and workers compensation lines.

The increase in the loss ratio for the nine months ended September 30, 2017 as compared to the same period in 2016 was primarily attributable to the previously mentioned third quarter of 2017 catastrophe losses, partially offset by increased net favorable loss reserve development on prior accident years. Catastrophe losses during the first nine months of 2017 totaled $22.1 million, primarily from Hurricanes Harvey and Irma, as compared to $11.5 million for the same period ended 2016, which were mainly attributable to the Louisiana floods and other U.S. storms. Included in losses and loss adjustment expenses for the nine months ended September 30, 2017 was $28.7 million of net favorable loss reserve development on prior accident years primarily attributable to net favorable development for the workers compensation, surety and commercial automobile lines. Net favorable loss reserve development on prior accident years for the nine months ended September 30, 2016 was $25.6 million concentrated in the commercial automobile, surety, workers compensation and property lines.

The increase in the expense ratio for the three months ended September 30, 2017 as compared to the same period in 2016 was primarily driven by changes in certain reinsurance agreements and programs that resulted in declines in ceding commissions and fronting fees earned, a one-time expense of $3.5 million relating to the final resolution of a premium tax dispute, as well as increased non-acquisition costs. The increase in non-acquisition expense was primarily driven by increased personnel expenses in our strategic growth units and increased information technology costs.

The increase in the expense ratio for the nine months ended September 30, 2017 as compared to the same period ended 2016 was primarily attributable to increased non-acquisition costs. The increase in non-acquisition expenses was primarily attributable to increased personnel expenses, information technology costs, outside services and occupancy costs. The acquisition expense ratio was slightly higher for the nine months ended September 30, 2017 as compared to the same period ended 2016, due to declines in fronting fees and ceding commissions earned and the previously mentioned premium tax charge incurred in the third quarter of 2017.

Fee and other income, and the associated fee and other expense, increased for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 primarily due to closing a transaction in the third quarter of 2017 related to transferring to a third party the distribution rights and operations of certain business managed on behalf of unaffiliated insurance companies.

International Operations

The following table summarizes the results of operations for the International Operations segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Gross written premiums	$376.3	$224.5	$962.0	$695.3
Earned premiums	$146.8	$142.3	$474.9	$418.5
Losses and loss adjustment expenses	166.0	78.9	369.2	230.3
Underwriting, acquisition and insurance expenses	63.5	50.9	183.8	157.6
Underwriting (loss) income	(82.7)	12.5	(78.1)	30.6
Net investment income	7.7	7.5	24.4	22.7
Interest expense	(2.8)	(1.4)	(7.1)	(4.0)
Fee and other income	0.8	2.0	2.3	5.3
Fee and other expense	(0.5)	(0.5)	(1.6)	(1.5)
(Loss) income before income taxes	$(77.5)	$20.1	$(60.1)	$53.1
Loss ratio	113.0%	55.4%	77.7%	55.0%
Expense ratio	43.3%	35.8%	38.7%	37.7%
Combined ratio	156.3%	91.2%	116.4%	92.7%

Gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended September 30,
	2017		2016
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$177.1	$48.8	$76.6	$53.2
Liability	56.3	22.6	40.5	24.3
Professional	42.8	22.7	39.7	22.3
Specialty	100.1	52.7	67.7	42.5
Total	$376.3	$146.8	$224.5	$142.3

	For the Nine Months Ended September 30,
	2017		2016
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$390.3	$168.9	$273.1	$153.8
Liability	126.6	60.1	109.9	65.8
Professional	120.4	70.4	111.2	71.8
Specialty	324.7	175.5	201.1	127.1
Total	$962.0	$474.9	$695.3	$418.5

Ariel Re contributed $136.0 million of gross written premiums and $26.0 million of earned premiums for the three months ended September 30, 2017, and $255.5 million of gross written premiums and $90.9 million of earned premiums for the nine months ended September 30, 2017.

Property

The previously mentioned third quarter 2017 catastrophe-related reinsurance premium adjustments and additional reinsurance contracts purchased in connection with risk management activities related to the acquisition of Ariel Re reduced net earned premiums in International Operations by $17.4 million. Excluding the impact of these transactions, gross written and earned premiums for property increased for the three months ended September 30, 2017 due to premiums written by Ariel Re and Argo Re, partially offset by reduced premiums for Syndicate 1200. For the three months ended September 30, 2017 Ariel Re contributed property lines gross written premiums of $103.3 million and $11.1 million earned premiums, respectively. Partially offsetting these increases were reduced gross written and earned premiums for Syndicate 1200 due to continued competition, rate reductions and a reduction in our ownership percentage for Syndicate 1200, from 53.5% for 2016 to 46.0% for 2017.

Excluding the impact of the aforementioned transactions in the third quarter of 2017, gross written and earned premiums also increased for the nine months ended September 30, 2017 as compared to the same period in 2016 due to premiums written by Ariel Re, partially offset by reduced premiums in our Lloyd’s Syndicate 1200 and, to a lesser extent, Argo Re. For the nine months ended September 30, 2017 Ariel Re contributed gross written premiums of $147.5 million and $43.5 million in earned premiums, respectively.

Liability

The increase in gross written premiums for liability for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 was primarily attributable to growth in our Bermuda casualty business due to the introduction of new products and a rate increase on a large policy that renewed during the third quarter of 2017. The decline in earned premiums for liability for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 was primarily attributable to a combination of changes to the reinsurance structure in 2017 and slightly lower premiums written in prior quarters.

Professional

The increase in gross written premiums for professional lines for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 was primarily attributable to growth in our Bermuda, Brazil and European professional lines, directors and officers and cyber lines, partially offset by a decline in professional indemnity. Earned premiums for professional lines for the third quarter of 2017 were relatively flat compared to the same period in 2016, while earned premiums were slightly lower for nine months ended September 30, 2017 as compared to the same period in 2016 primarily due to changes in our reinsurance programs.

Specialty

The increase in gross written and earned premiums for specialty lines for the three and nine months ended September 30, 2017 as compared to the same periods ended 2016 was primarily attributable to premiums written by Ariel Re. For the three months ended September 30, 2017 Ariel Re contributed specialty lines gross written premiums of $32.6 million and earned premiums of $15.1 million, respectively. For the nine months ended September 30, 2017 Ariel Re contributed specialty lines gross written premiums of $106.1 million and earned premiums of $47.1 million, respectively. Additionally, gross written and earned premiums were favorably impacted by increases within the surety and marine liability lines. Partially offsetting these increases were reductions in the aerospace division due to planned reductions to these exposures, as well as offshore energy due to continuing soft market conditions.

The increase in the loss ratios for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 was primarily attributable to the significant catastrophe losses that occurred in the third quarter of 2017, as well as increased non-catastrophe losses within the current accident year.

Included in losses and loss adjustment expenses for the three months ended September 30, 2017 was $49.1 million for Ariel Re. Net catastrophe losses for the third quarter of 2017 totaled $72.8 million, attributable to Hurricanes Harvey, Irma and Maria and the Mexican earthquakes, as compared to $8.5 million for the third quarter of 2016, primarily due to the Louisiana floods and other U.S. storm activity. The third quarter of 2017 also included $15.0 million of non-catastrophe losses in the current accident year, driven primarily by higher than anticipated attritional losses on property business underwritten by our Lloyd’s Syndicate 1200. Included in losses and loss adjustment expenses for the three months ended September 30, 2017 was $2.6 million of net favorable loss reserve development on prior accident years primarily attributable to net favorable development for specialty lines, partially offset by net unfavorable development within the liability and property lines. Net favorable loss reserve development on prior accident years for the three months ended September 30, 2016 was $0.6 million.

Included in losses and loss adjustment expenses for the nine months ended September 30, 2017 was $81.6 million for Ariel Re. The increase in the loss ratio for the nine months ended September 30, 2017 as compared to the same period in 2016 was primarily attributable to the previously mentioned third quarter 2017 net catastrophe losses, higher than anticipated non-catastrophe current accident year property claims of $26.5 million, as well as net unfavorable loss reserve development on prior accident years of $17.0 million. Catastrophe losses during the first nine months of 2017 totaled $74.3 million, primarily from Hurricanes Harvey, Irma, and Maria and the Mexican earthquakes, as compared to $29.0 million for the same period ended 2016, which were mainly attributable to the Alberta wildfire, Louisiana floods and other U.S. storms. The $17.0 million of net unfavorable loss reserve development on prior accident years for the nine months ended September 30, 2017 was concentrated in the property and liability lines, primarily due to the first quarter 2017 Ogden rate change and claims from Hurricane Matthew. Net favorable loss reserve development on prior accident years for the nine months ended September 30, 2016 was $10.8 million concentrated in property lines and our Brazil unit.

The expense ratio for the three and nine months ended September 30, 2017 as compared to the same periods ended 2016 was negatively impacted by the aforementioned third quarter 2017 reductions to net earned premiums for catastrophe-related reinsurance premium adjustments and additional reinsurance contracts purchased in connection with risk management activities related to the acquisition of Ariel Re. These adjustments increased the expense ratio by 4.6 percentage points and 1.4 percentage points for the three and nine months ended September 30, 2017, respectively. Conversely, Ariel Re’s earned premiums relative to the associated underwriting expenses favorably impacted our expense ratio for both the third quarter and first nine months of 2017. Ariel Re contributed $8.3 million and $24.5 million in underwriting expenses for the three and nine months ended September 30, 2017, respectively. Excluding the results of operations for Ariel Re and the $17.4 of earned premium adjustments recorded in the third quarter of 2017, the adjusted expense ratio for the three months ended September 30, 2017 was 39.9%. The adjusted expense ratio for the nine months ended September 30, 2017 was 39.7%. The increase in the adjusted expense ratio for both the third quarter 2017 and first nine months of 2017 as compared to the same periods in 2016 was primarily due to writing more binder business in Syndicate 1200, which has higher acquisition rates, as well as increased personnel expenses, outside services and depreciation charges.

Fee income and other income represent fees and profit commission derived from the management of third party capital for our underwriting syndicate at Lloyd’s. The decline in fee and other income for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 was primarily due to reduced profitability of our Lloyd’s syndicate. Fee and other expenses were comparable for the periods presented.

Run-off Lines

The following table summarizes the results of operations for the Run-off Lines segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Earned premiums	$(0.1)	$0.1	$—	$0.3
Losses and loss adjustment expenses	12.0	11.4	16.1	17.6
Underwriting, acquisition and insurance expenses	2.2	1.5	6.2	5.0
Underwriting loss	(14.3)	(12.8)	(22.3)	(22.3)
Net investment income	2.0	3.2	7.0	8.8
Interest expense	(0.4)	(0.4)	(1.1)	(1.1)
Loss before income taxes	$(12.7)	$(10.0)	$(16.4)	$(14.6)

Losses and loss adjustment expenses for the three months ended September 30, 2017 was the result of net unfavorable loss reserve development on prior accident years driven by $13.6 million for our asbestos exposure due to increasing defense costs and increase in the time claims remain open and $3.0 million in the other run-off lines, partially offset by net favorable loss reserve development on prior accident years of $4.6 million for the run-off risk management lines. Loss and loss adjustment expenses for the three months ended September 30, 2016 included net unfavorable loss reserve development on prior accident years of $5.7 million for our asbestos exposure due to greater than expected defense costs on our primary exposures, $3.7 million development in our risk management lines and $2.0 million in our other run-off lines.

Losses and loss adjustment expenses for the nine months ended September 30, 2017 was the result of net unfavorable loss reserve development on prior accident years driven by $13.6 million for our asbestos exposure due to increasing defense costs and increase in the time claims remain open and $5.2 million in other run-off lines, partially offset by net favorable loss reserve development on prior accident years of $2.7 million for the run-off risk management lines. Losses and loss adjustment expenses for the nine months ended September 30, 2016 included net unfavorable loss reserve development on prior accident years of $9.0 million for our asbestos exposure due to increased defense costs and a final settlement agreement with a large primary insured, $6.0 million in our risk management lines and $2.6 million in other run-off lines.

The following table represents a reconciliation of total gross and net reserves for the Run-off Lines. Amounts in the net column are reduced by reinsurance recoverable.

	Nine Months Ended September 30,
	2017		2016
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$48.4	$40.6	$46.4	$43.5
Incurred losses	12.5	15.2	15.6	10.5
Losses paid	(1.6)	(5.2)	(10.0)	(10.0)
Loss reserves - asbestos and environmental, end of year	59.3	50.6	52.0	44.0
Risk management reserves	222.1	138.6	241.4	151.4
Run-off reinsurance reserves	1.8	1.8	2.2	2.2
Other run-off lines	4.9	4.9	4.2	4.2
Total loss reserves - Run-off Lines	$288.1	$195.9	$299.8	$201.8

Underwriting, acquisition and insurance expenses for the Run-off Lines segment consists primarily of administrative expenses. The increase in underwriting expense for three and nine months ended September 30, 2017 as compared to the same periods ended 2016 was primarily attributable to increased overhead expenses and decreased policyholder dividends. In addition, underwriting expenses for the three and nine months ended September 30, 2016 were favorably impacted a $0.2 million and $0.5 million, respectively, primarily from the reduction in bad debt expenses due to the collection of a premiums receivable balance that was previously written off.

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

Cash provided by operating activities can fluctuate due to a timing difference in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the nine months ended September 30, 2017, net cash provided by operating activities was $252.4 million, as compared to net cash provided by operating activities of $150.8 million for the nine months ended September 30, 2016. The increase in cash flows from operating activities in 2017 from 2016 is attributable to various fluctuations within our operating activities, primarily driven by the timing of reinsurance premium payments, reinsurance recoveries and premium cash receipts in the respective periods.

Net cash used in investing activities was $166.0 million for the nine months ended September 30, 2017, as compared to net cash used in investing activities of $83.4 million for the nine months ended September 30, 2016. Included in the $82.6 million net increase in cash used in investing activities was the $235.3 million cash outflow related to the purchase of Maybrooke, net of $130.1 million of cash acquired. The remaining increase in cash used in investing was mainly the result of the increase in cash used to purchase fixed maturity investments, partially offset by the proceeds from sales, maturities and calls of fixed maturities and short-term investments. As of September 30, 2017, $386.0 million of the investment portfolio was invested in short-term investments.

For nine months ended September 30, 2017, net cash provided by financing activities was $64.4 million, as compared to net cash used in financing activities of $64.5 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we borrowed $125.0 million as a term loan under our credit facility to help fund the acquisition of Maybrooke. During the nine months ended September 30, 2017 and 2016, we repurchased 565,534 and 815,196 shares of our common stock for a total cost of $36.6 million and $45.3 million, respectively. We paid cash dividends to our shareholders totaling $24.9 million and $19.8 million during the nine months ended September 30, 2017 and 2016, respectively.

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

On March 3, 2017, each of Argo Group, Argo Group US, Inc., Argo International Holdings Limited, and Argo Underwriting Agency Limited (the “Borrowers”) entered into a $325 million credit agreement (“Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement replaced and terminated the original $175 credit agreement. The Credit Agreement provides for a $200.0 million revolving credit facility with a maturity date of March 3, 2022 unless extended in accordance with the terms of the Credit Agreement. In addition, the Credit Agreement includes a $125 million term loan borrowing, which Argo Group used to pay off in its entirety the $125.0 million borrowing drawn on January 31, 2017 under the prior credit agreement to help fund the acquisition of Maybrooke. At September 30, 2017, the $125.0 million drawn on this term loan remained outstanding, with a maturity date of March 3, 2019. The term loan bears interest based on a variable rate, which resets and is payable based on reset options we select pursuant to the terms of the Credit Agreement. As of September 30, 2017, the interest rate on this debt was equal to the two-month LIBOR (1.30% at September 30, 2017) plus 150 basis points, or 2.80%.

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

Included in the Credit Agreement is a provision that allows up to $200.0 million of the revolving credit facility to be used for letters of credit (“LOCs”), subject to availability. As of September 30, 2017, there were no borrowings outstanding and $0.5 million in LOCs against the revolving credit facility.

On November 7, 2017, our Board of Directors declared a quarterly cash dividend in the amount of $0.27 on each share of common stock outstanding. The dividend will be paid on December 15, 2017 to shareholders of record at the close of business on December 1, 2017.

On May 3, 2016, our Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous repurchase authorizations. Shares purchased are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of September 30, 2017, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $93.7 million.

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

Interest Rate Risk

Our primary market risk exposure is the exposure of our fixed maturity investment portfolio to interest rate risk and the changes in interest rates. Fluctuations in interest rates have a direct impact on the fair valuation of these securities. As interest rates rise, the fair value of our fixed maturity portfolio falls, and the converse is also true. We manage interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates. The model duration of the assets comprising our fixed maturity investment portfolio was 2.52 years and 2.58 years at September 30, 2017 and December 31, 2016, respectively.

Credit Risk

We have exposure to credit risk on losses recoverable from reinsurers and receivables from insureds. Our controls to mitigate this risk include limiting our exposure to any one counterparty, evaluating the financial strength of our reinsurers, generally requiring minimum credit ratings and in certain cases receiving collateral from our reinsurers and insureds.

We also have exposure to credit risk in our investment holdings. Our risk management strategy and investment policy attempts to mitigate this risk by primarily investing in debt instruments of high credit quality issuers, limiting credit concentration, monitoring the credit quality of issuers and counterparties and diversifying issuers. The weighted average rating of our fixed maturity investments was A+ with 88.4% and 87.1% rated investment grade or better (BBB- or higher) at September 30, 2017 and December 31, 2016, respectively.

Our portfolio also includes alternative investments with a carrying value at September 30, 2017 and December 31, 2016 of $562.6 million and $539.0 million (11.7% and 12.5% of total invested assets) respectively. We may invest in both long and short equities, corporate debt securities, currencies, real estate, commodities and derivatives. We attempt to mitigate our risk by selecting managers with extensive experience, proven track records and robust controls and processes. We also mitigate our risk by diversifying through multiple managers and different types of assets and asset classes.

Equity Price Risk

We hold a diversified portfolio of equity securities with a fair value of $480.5 million and $447.4 million (10.0% and 10.3% of total invested assets) at September 30, 2017 and December 31, 2016, respectively. Our equity securities are exposed to equity price risk which is defined as the potential for loss in fair value due to a decline in equity prices. We believe the diversification of our equity securities among various industries, market segments and issuers mitigates our exposure to equity price risk.

Foreign Currency Risk

We have exposure to foreign currency risk in our insurance contracts, invested assets and to a lesser extent, a portion of our debt. We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance contracts that are payable in currencies other than the U.S. Dollar with cash and investments that are denominated in such currencies. We also use foreign exchange forward contracts to mitigate this risk. We recognized $0.1 million and $12.0 million in losses from movements in foreign currency rates for the three and nine months ended September 30, 2017, respectively. We recognized $3.3 million and $19.3 million in losses from movements in foreign currency rates for the three and nine months ended September 30, 2016, respectively. We recognized $4.8 million and $10.4 million in losses on our foreign currency forward contacts for the three and nine months ended September 30, 2017, respectively. We recognized $0.3 million in gains and $11.5 million in losses on our foreign currency forward contacts for the three and nine months ended September 30, 2016, respectively.

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

There were no changes in the internal control over financial reporting made during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis.  From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Our subsidiaries are parties to legal actions incidental to their business.  Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

Item 1A.  Risk Factors

See “Risk Factors” in the Argo Group Annual Report on Form 10-K for the year ended December 31, 2016 and as updated for the Maybrooke acquisition in the Argo Group Quarterly Report on Form 10-Q for the three months ended March 31, 2017, for a detailed discussion of the additional risk factors affecting us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

On May 3, 2016, our Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous Repurchase Authorizations.

From January 1, 2017 through September 30, 2017, we have repurchased a total of 612,034 shares for a total cost of $36.6 million. Since the inception of the repurchase authorizations through September 30, 2017, we have repurchased 10,640,789 shares of our common stock at an average price of $38.98 for a total cost of $414.8 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of September 30, 2017, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $93.7 million.

The following table provides information with respect to shares of our common stock that were repurchased or surrendered during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publically Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
July 1 through July 31, 2017	26,604	$59.73	25,732	$125,928,881
August 1 through August 31, 2017	352,307	$60.06	332,820	$110,967,483
September 1 through September 30, 2017	208,456	$59.37	206,982	$93,662,284
Total	587,367		565,534

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under our various employee equity compensation plans. For the three months ended September 30, 2017, we received 21,833 shares of our common stock, with an average price paid per share of $60.54 that were surrendered by employees in payment for the minimum required withholding taxes. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

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

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

November 7, 2017	By	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

November 7, 2017	By	/s/ Jay S. Bullock
Jay S. Bullock
Executive Vice President and Chief Financial Officer