Form 10-K
period 2017-12-31
Argo Group International Holdings, Ltd.
filed 2018-02-27
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2017, the aggregate market value of the common stock held by non-affiliates was approximately $1,787.4 million.

As of February 21, 2018, the Registrant had 29,360,313 shares of common stock outstanding (less treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Excerpts from Argo Group International Holdings, Ltd.’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2018

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

Annual Report on Form 10-K

For the Year Ended December 31, 2017

TABLE OF CONTENTS

		PART I
			Page
Item	1.	Business	2
Item	1A.	Risk Factors	14
Item	1B.	Unresolved Staff Comments	38
Item	2.	Properties	38
Item	3.	Legal Proceedings	39
Item	4.	Mine Safety Disclosure	39
		PART II
Item	5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	40
Item	6.	Selected Financial Data	43
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item	7A.	Quantitative and Qualitative Disclosures about Market Risk	70
Item	8.	Financial Statements and Supplementary Data	72
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	72
Item	9A.	Controls and Procedures	72
Item	9B.	Other Information	74
		PART III
Item	10.	Directors, Executive Officers and Corporate Governance	75
Item	11.	Executive Compensation	75
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	75
Item	13.	Certain Relationships and Related Transactions and Director Independence	76
Item	14.	Principal Accounting Fees and Services	76
		PART IV
Item	15.	Exhibits, Financial Statement Schedules	77

Forward Looking Statements

Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and are made pursuant to the safe harbor provisions of that act. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects”, “potential”, “continued”, “may”, “will”, “should”, “seeks”, “approximately”, “predicts”, “intends”, “plans”, “estimates”, “anticipates” or the negative version of those words or other comparable words. The forward-looking statements are based on the current expectations of Argo Group International Holdings, Ltd. (“Argo Group,” “we” or the “Company”) and our beliefs concerning future developments and their potential effects on Argo Group. There can be no assurance that actual developments will be those anticipated by Argo Group. Actual results may differ materially as a result of significant risks and uncertainties including but not limited to:

•	changes in the pricing environment including those due to the cyclical nature of the insurance and reinsurance industry;
•	increased competition;
•	the adequacy of our projected loss reserves including:
•	development of claims that varies from that which was expected when loss reserves were established;
•	adverse legal rulings which may impact the liability under insurance and reinsurance contracts beyond that which was anticipated when the reserves were established;
•	development of new theories related to coverage which may increase liabilities under insurance and reinsurance contracts beyond that which were anticipated when the loss reserves were established;
•	reinsurance coverage being other than what was anticipated when the loss reserves were established;
•	changes to regulatory and tax conditions and legislation;
•	natural and/or man-made disasters, including terrorist acts;
•	the inability to secure reinsurance;
•	the inability to collect reinsurance recoverables;
•	a downgrade in our financial strength ratings;
•	changes in interest rates;
•	changes in the financial markets that impact investment income and the fair market values of our investments;
•	changes in asset valuations;
•	failure to execute information technology strategies;
•	failure to execute expense reductions;
•	inability to successfully execute mergers or acquisitions; and
•	other risks detailed in this Form 10-K or that may be detailed in other filings with the Securities and Exchange Commission.

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

The following is a summary organizational chart of Argo Group:

Acquisition of Maybrooke

Effective February 6, 2017, we acquired all of the issued and outstanding capital stock of Maybrooke Holdings, S.A. (“Maybrooke”), a holding company, and its subsidiaries which operate under the name “Ariel Re.” Ariel Re is a global underwriter of specialty insurance and reinsurance business written primarily through its Lloyd’s Syndicate 1910. The purchase price of $235.3 million was paid in cash. Ariel Re provides Argo Group with enhanced scale in our London- and Bermuda-based platforms, which was a primary strategic objective associated with the acquisition. Subsequently, we placed Maybrooke into liquidation and began to collapse its subsidiaries into our structure to create operating efficiencies, including merging Ariel Reinsurance, Ltd. into Argo Re, Ltd. effective December 31, 2017. The restructuring is expected to be completed in the first half of 2018.

Business Segments and Products

For the year ended December 31, 2017, our operations included two reportable segments – U.S. Operations and International Operations. In addition to these main business segments, we have a Run-off Lines segment for certain products we no longer underwrite. For discussion of the operating results of each business segment, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 19, “Segment Information,” in the Notes to the Consolidated Financial Statements.

U.S. Operations

This segment is a leader in the Excess and Surplus Lines focusing on U.S.-based risks that the standard (admitted) market is unwilling or unable to underwrite. The standard market’s limited appetite for such coverage is often driven by the insured’s unique risk characteristics, the perils involved, the nature of the business, and/or the insured’s loss experience. This business is often able to underwrite these risks with more flexible policy terms. The business is underwritten on an admitted and non-admitted basis. Non-admitted carriers, while approved, are not licensed in the states in which they underwrite and, therefore, are subject to less regulation. By contrast, admitted carriers are licensed by states and are subject to all of the regulations and requirements of those states.

Our Excess and Surplus Lines business is sold through one operating platform: Colony Specialty. While focused primarily on non-admitted business, Colony may also underwrite certain classes of business on an admitted basis for risks that otherwise meet our underwriting standards.

Colony Specialty underwrites primary and excess casualty, property and professional liability coverage for hard-to-place risks and/or distressed businesses that typically fall outside of the standard insurance market’s risk appetite. This business is underwritten through the following business units: Casualty, Transportation, Property, Contract and Environmental. Through these units, Colony Specialty provides coverage to a broad group of commercial enterprises, including contractors, manufacturers, distributors, property owners, retailers, restaurants and environmental consultants.

U.S. Operations also underwrites admitted business distributed directly through retail brokers/agents, including professional, property, casualty and surety coverages designed to meet the specialized insurance needs of U.S.-based businesses within certain well-defined markets. It targets business classes and industries with distinct risk profiles that can benefit from specially designed insurance programs, tailored loss control and expert claims handling. This segment serves its targeted niche markets with a narrowly focused underwriting profile and specialized knowledge of the businesses it serves. Under this focus, U.S. Operations includes the following risk-bearing business units: Argo Pro, Argo Insurance, Rockwood Casualty Insurance Company (“Rockwood”), U.S. Commercial Programs, Argo Surety and Trident Public Risk Solutions (“Trident”).

Argo Pro

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

Rockwood

Rockwood is a specialty underwriter of workers compensation for the mining industry. It also underwrites coverage for small commercial businesses, including retail operations, light manufacturing, services and restaurants. Approximately 52% of its premiums are written in Pennsylvania. Rockwood underwrites policies on both a large-deductible basis and on a guaranteed-cost basis for smaller commercial accounts. In addition, Rockwood provides general liability and commercial automobile coverage, as well as coverage for pollution liability, umbrella liability, and surety to support its core clients’ other mining and mining-related exposures.

U.S. Commercial Programs

U.S. Commercial Programs offers specialized commercial niche programs customized to meet the specific insurance needs of targeted businesses. The business includes both risk-bearing and non-risk bearing solutions, crafted specifically for each program opportunity. Its internal and external network includes experienced program administrators with successful track records in specialized programs. U.S. Commercial Programs seeks partners with deep expertise in specialty markets.

Argo Surety

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

Trident Public Risk Solutions

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

International Operations

International Operations specializes in insurance and reinsurance risks worldwide through the broker market, focusing on specialty property insurance, property catastrophe reinsurance, primary/excess casualty and professional liability insurance. This segment includes a multi-class Lloyd’s Syndicate platform and under the umbrella of International Specialty business, a strong Bermuda trading platform and growing businesses in Continental Europe and Brazil.

This segment operates as ArgoGlobal in addition to other brands depending on product and jurisdiction, including Ariel Re, Argo Re, the Casualty and Professional Lines unit of Argo Insurance Bermuda, ArgoGlobal SE in Continental Europe, and Argo Seguros Brazil, S.A. (“Argo Seguros”) in Brazil.

Lloyd’s Syndicate Platform

Argo’s Lloyd’s Syndicate platform includes Syndicate 1200 and Syndicate 1910. Based in London, the syndicates have regional operations in Bermuda, Dubai, Singapore and Shanghai. The syndicates are managed by the Argo Managing Agency and trade under the Lloyd’s of London capital and licensing framework.

Syndicate 1200 is focused on underwriting worldwide property, non-U.S. liability, marine and energy and specialty insurance. The property division of Syndicate 1200 concentrates mainly on North American commercial properties, but is also active in the residential sector, including collateral protection insurance programs for lending institutions. A large portion of business is underwritten through the use of binding authorities. The liability division underwrites professional indemnity, general liability, medical malpractice, casualty and motor treaty, and directors and officers and cyber insurance with emphasis on Canada, Australia and the U.K. The marine and energy division underwrites cargo, upstream and downstream energy, yachts, hull and marine liability insurance. The specialty division underwrites personal accident, credit and political risks, terrorism, livestock and contingency insurance.  A number of multi-class portfolio deals are also written.

Syndicate 1200 obtains around half of its underwriting capital from third parties, including other (re)insurance groups who want to participate in our underwriting (“trade capital”) and high net worth individuals (“Names”). Trade capital providers participate on a quota share basis behind an Argo-owned corporate member or directly through their own member. The flexibility in the sources of capital allows us to manage underwriting exposure over the insurance cycle. Our economic participation in each syndicate varies by year of account based on our risk appetite. This business earns a return on the underwriting capital that is provided by us and from fee income earned from the management of third-party capital.

Syndicate 1910 underwrites property insurance exposures through Argo Insurance Bermuda, a division of Argo Re, and reinsurance through our reinsurance division, Ariel Re, which operates in two areas – treaty property and specialty. This business is focused on mainly North American commercial properties and writes on both a primary and excess basis. Business is written on an open market basis through retail and wholesale brokers. Treaty property reinsurance is predominantly catastrophe-focused. Specialty reinsurance encompasses marine, energy, aviation, terrorism and property. This reinsurance portfolio is focused on treaties where high-quality exposure and experience data allow our underwriters to quantify the risk.

Syndicate 1910 obtains its underwriting capital from a variety of sources and seeks to maintain a balance between capital managed on our behalf and capital managed on behalf of third parties. The sources of the underwriting capital for Syndicate 1910 include our interest and capital from Names. The flexibility in the sources of capital allows us to manage underwriting exposure over the insurance cycle. Our economic participation in the syndicate varies by year of account based on our risk appetite and the level of third-party participation.

International Specialty

The International Specialty businesses include Argo Insurance Bermuda, ArgoGlobal SE and Argo Seguros business in Brazil.

Argo Insurance Bermuda offers casualty, property and professional lines, which serves the needs of global clients by providing the following coverages: property, general and products liability, directors and officers liability, errors and omissions liability and employment practices liability.

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

Run-off Lines

The Run-off Lines business includes outstanding liabilities associated with discontinued lines previously underwritten by our insurance subsidiaries, such as those arising from liability policies dating back to the 1960s, 1970s and into the 1980s; risk management policies written by a business unit that has since been sold to a third party; and other legacy accounts previously written by our reinsurance subsidiaries.

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

U.S. Operations

Within U.S. Operations, Colony Specialty distributes its products through a network of appointed wholesale agents and brokers specializing in excess and surplus lines and certain targeted admitted lines. Approximately two-thirds of Colony Specialty’s premium volume in 2017 was produced by wholesale brokers who submit business and rely on Colony Specialty to produce quotes and handle policy issuance on such accounts. The remaining one-third of Colony Specialty’s premium was produced through a select group of wholesale agents to whom Colony Specialty has delegated limited authority to act on its behalf. These agents are granted authority to underwrite, quote, bind and issue policies in accordance with predetermined guidelines and procedures prescribed by Colony Specialty.

Our admitted business uses a broad distribution platform to deliver specialty insurance products and services to our policyholders and agents. Argo Pro distributes its products through both wholesale brokers and retail agents. Argo Insurance products and services are distributed through selected independent agents, brokers, wholesalers and program managers with demonstrated expertise in one or more of its targeted niche markets. Rockwood distributes its product lines through a network of independent retail and wholesale agents. US Commercial Programs provides its products through selected MGAs and brokers.  Trident provides its insurance products and related services through licensed retail agents, selected brokers and state program managers. Argo Surety distributes its products through selected surety specialty agents and brokers across the United States.

International Operations

International Operations’ non-Lloyd’s business obtains its business through brokers and third-party intermediaries. International Operations’ marketing and distribution strategy is based on territories with employees in 13 countries around the world, including: the United Kingdom, Bermuda, Belgium, France, Germany, Brazil, Switzerland, China, Hong Kong, Singapore, Dubai, Malta and an office in the United States (Miami) serving the offshore needs of the Latin American market.

Syndicates 1200 and 1910 obtain insurance and reinsurance business from two main sources: the Lloyd’s open market and underwriting agencies with delegated authority. In the Lloyd’s open market, brokers approach the Syndicates directly with risk opportunities for consideration by our underwriters. Brokers also approach the Syndicates through selected underwriting agencies that are granted limited authority delegated by the Syndicates to make underwriting decisions on these risks. In general, risks written in the open market are larger than risks written on our behalf by authorized agencies in terms of both exposure and premium.

Competition

We compete in a wide variety of markets against numerous and varied competitors, depending on the nature of the risk and coverage being written. The competition for any one account may range from large international firms to smaller regional companies in the domiciles in which we operate.

To remain competitive, our strategy includes, among other elements: (1) focusing on rate adequacy and underwriting discipline while providing a competitively priced product; (2) leveraging our distribution network by providing product solutions; (3) controlling expenses; (4) maintaining financial strength and issuer credit ratings; (5) providing quality services to agents and policyholders, including claims handling, rate, quote, bind and issue technologies such as EDGE, Colony Rater and others to make it easier to write business; and (6) exploiting opportunities to acquire suitable books of business.

U.S. Operations

Competition within the excess and surplus lines marketplace comes from a wide range of carriers. In addition to mature companies that operate nationwide, competition comes from carriers formed in recent years. The Excess and Surplus Lines business may also compete with national and regional carriers from the standard market that are willing to underwrite policies on selected accounts on an admitted basis.

Due to the diverse nature of the products offered by our admitted businesses, competition comes from various sources, but largely from regional companies or regional subsidiaries of national carriers. National carriers tend to compete for larger accounts along all product lines. Competition for our public entity products comes from a wide range of commercial insurers, as well as from state and regional governmental risk pools.

International Operations

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

Financial Strength Ratings reflect the rating agency’s assessment of an insurer’s ability to meet its financial obligations to policyholders. With the exception of Argo Seguros (which is not rated), all of our insurance and reinsurance companies have an FSR of “A” (Excellent) from A.M. Best Company (“A.M. Best”), and our U.S. insurance subsidiaries have an FSR of “A-” (Strong) from Standard & Poor’s (“S&P”), with a stable outlook.

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

Syndicates 1200 and 1910, our Lloyd’s syndicates, receive the Lloyd’s market FSR rating of “A” (Excellent) with a stable outlook by A.M. Best and “A+” (Strong) with a stable outlook by S&P.

Regulation

General

The business of insurance and reinsurance and related services is regulated in most countries, although the degree and type of regulation varies from one jurisdiction to another. The principal jurisdictions in which our insurance and reinsurance businesses operate are Bermuda, the United States, the European Union (“EU”), the United Kingdom, Brazil and Dubai. We are also regulated by other countries where we do business.

Bermuda

Insurance Company and Insurance Group Supervision and Regulation Scheme

Many of Bermuda’s insurance groups subject to supervision are internationally active. Therefore, Bermuda’s group supervision framework reflects international developments in this area and principles for insurance group supervision adopted by the International Association of Insurance Supervisors (“IAIS”).

Based on the Bermuda Insurance Act 1978 (“the Insurance Act”), as amended from time to time, Bermuda maintains a progressive, risk-based supervisory system for registered (Re)Insurance Companies and for selected (Re)Insurance Groups.

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

In 2017, the BMA held another regular annual supervisory college session related to us, alongside the UK Prudential Regulatory Authority and the Insurance Departments of the States of Illinois and Virginia. Argo Group management was asked to attend and present at the most recent supervisory college.

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

Solvency Regulation Scheme

Bermuda continues to enhance its risk-based regulatory regime, to meet or exceed international standards, including Solvency II (“S II”) as enacted by the EU in November 2009. On March 24, 2016, the European Commission’s recommendation that Bermuda achieve full Solvency II equivalence was confirmed in the Official Journal of the European Union, with retroactive application to January 1, 2016. The European Commission announced its approval of Bermuda’s commercial (re)insurance regime as being fully equivalent to the regulatory standards applied under Solvency II.

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

Dividends

Any dividend payments to Argo Re become part of the capital and surplus of Argo Re, at which point further upward distribution to Argo Group is subject to Bermuda insurance and solvency regulations as discussed above.

In December of 2016 and 2015, Argo Re paid a cash dividend to Argo Group of $41.0 million and $41.0 million, respectively. In 2017, Argo Re did not pay a dividend to Argo Group. The proceeds of the dividends were used to repay intercompany balances related primarily to the funding of dividend and interest payments and other corporate expenses.

Financial Condition Report

For the first time in 2017, Argo Group was required to file a Financial Condition Report (“FCR”) with the BMA and on its public website under the Insurance (Public Disclosure) Rules 2015 pursuant to the Bermuda Act. The purpose of this Financial Condition Report for Argo Group is to provide a public disclosure of the measures governing the Company’s business operations, corporate governance framework, solvency, financial performance and management of significant events. The FCR was reviewed by the Bermuda Monetary Authority and posted on the Argo public website in August 2017. The FCR is an annual filing which Argo Group anticipates replicating in 2018 and it provides additional information to the public in relation to the Company’s business model. We plan to use the 2018 FCR to meet new NAIC Corporate Governance Annual Disclosures (“CGAD”) reporting requirements applying to Argo Group US as a result of the passing of the CGAD Model Act.

United States

State Insurance Regulation

Argo Group US, Inc.’s insurance subsidiaries are subject to the supervision and regulation of the states in which they are domiciled. We currently have twelve insurance companies domiciled in five states (the “U.S. Insurance Entities”). Argo Group US, Inc., as the parent of the U.S. Insurance Entities, is subject to the insurance holding company laws of Illinois, New York, Ohio, Pennsylvania and Virginia. These laws generally require each of the U.S. Insurance Entities to submit annual holding company registration statements to its respective domestic state insurance department and to furnish annually financial and other information about the operations of the companies within the holding company group, including the filing of an Own Risk and Solvency Assessment Summary Report with the Illinois Director of Insurance, as the lead state regulator. In order to assess the business strategy, financial position, legal and regulatory position, risk exposure, risk management, and governance processes, the Illinois Director of Insurance may participate in a supervisory college with other regulators who are interested in the supervision of an Illinois domestic insurer or its affiliates, including other state, federal, and international regulatory agencies. Generally, all material transactions among companies in the holding company group to which any of the U.S. Insurance Entities is a party, including sales, loans, reinsurance agreements and service agreements, must be fair and, if material or of a specified category, require prior notice and approval by the insurance department where the subsidiary is domiciled. Transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries and certain material transactions between companies within the holding company group may be subject to prior notice to, or prior approval by, state regulatory authorities. Such supervision and regulation is intended to primarily protect our policyholders. Matters relating to authorized lines of business, underwriting standards, financial condition standards, licensing of insurers, investment standards, premium levels, policy provisions, the filing of annual and other financial reports prepared on the basis of Statutory Accounting Principles, the filing and form of actuarial reports, dividends and a variety of other financial and non-financial matters are also areas that are regulated and supervised by the states in which our U.S. Insurance Entities are domiciled.

Guaranty Associations

Our licensed U.S. Insurance Entities are participants in the statutorily created insolvency guaranty associations in all states where they are licensed carriers. These associations were formed for the purpose of paying return of unearned premium and loss claims of licensed insolvent insurance companies. The licensed U.S. Insurance Entities are assessed their pro rata share of such claims based upon their written premiums, subject to a maximum annual assessment per line of insurance. Such costs may be recovered through surcharges on future premiums or premium tax offsets. Except in the state of New Jersey, non-admitted business is neither supported by nor subject to guaranty assessments.

Dividends

All of the U.S. Insurance Entities are subsidiaries of Argo Group US, Inc., meaning that any dividends from the U.S. Insurance Entities are payable in the first instance to Argo Group US, Inc. prior to being passed upward as dividends to Argo Group. The ability of our U.S. Insurance Entities to pay dividends is subject to certain restrictions imposed by the jurisdictions of domicile that regulate our U.S. Insurance Entities and each such jurisdiction’s limitations upon the amount of dividends that an insurance company may pay without the approval of its insurance regulator.

Argo Group US, Inc. may receive dividends from its direct subsidiaries: Argonaut Insurance Company and Rockwood Casualty Insurance Company. During 2018, Argonaut Insurance Company may be permitted to pay dividends up to $87.3 million without approval from the Illinois Department of Insurance, based on the application of the Illinois ordinary dividend calculation. Rockwood may be permitted, during 2018, to pay dividends up to $33.2 million without approval from the Pennsylvania Department of Insurance, based on the application of Pennsylvania’s ordinary dividend calculation. Business and regulatory considerations may impact the amount of dividends actually paid, and prior approval of extraordinary dividend payments is required.

State laws require prior notice or regulatory approval of direct or indirect changes in control of an insurer, reinsurer or its holding company, and certain significant inter-corporate transfers of assets within the holding company structure. An investor who acquires or attempts to acquire shares representing or convertible into more than 10% of the voting power of the securities of Argo Group would become subject to at least some of such regulations, would require approval by the five domiciliary regulators of the U.S. Insurance Entities prior to acquiring such shares and would be required to file certain notices and reports with the five domiciliary regulators prior to such acquisition.

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

European Union (EU)

The S II regulatory regime in the EU imposes solvency and governance requirements across all 28 EU Member States and consists of three pillars: (1) Pillar I – quantitative capital requirements, based on a valuation of the entire balance sheet; (2) Pillar II – qualitative regulatory review, which includes governance, internal controls, enterprise risk management and supervisory review process; and (3) Pillar III – market discipline, which is accomplished through reporting of the insurer's financial condition to regulators.

Our Lloyd’s Managing Agency, Argo Managing Agency Limited, which manages Syndicate 1200 (“S1200”), Syndicate 1910 (“S1910”) and Special Purpose Arrangement 6117 (“SPA6117”) at Lloyd’s, and ArgoGlobal SE (Malta) are required to comply with S II.

United Kingdom

Financial Services and Markets Act 2000 (including Amendments) and The Financial Services Act 2012

The Financial Services and Markets Act 2000 (including Amendments) and the Financial Services Act 2012 provide regulators with comprehensive powers to counter future risks to financial stability and to ensure that consumers are treated fairly.

The Bank of England has macro-prudential responsibility for oversight of the financial system and, through the Prudential Regulation Authority (“PRA”), for day-to-day prudential supervision of financial services firms managing significant balance-sheet risk. The Financial Conduct Authority (“FCA”) protects consumers, promotes competition and ensures integrity in markets.

PRA and FCA Regulations

Argo Managing Agency Limited, managing agent of S1200, S1910 and SPA6117, is authorized by the PRA and regulated by the PRA and the FCA, as well as being supervised by Lloyd’s.  The PRA, FCA and Lloyd’s have common objectives in ensuring that the Lloyd’s market is appropriately regulated.  To minimize duplication, there are arrangements with Lloyd’s for co-operation on supervision and enforcement.  Both the PRA and FCA have substantial powers of intervention in relation to the Lloyd’s Managing Agents (such as Argo Managing Agency Limited) that they regulate, including the power to remove their authorization to manage Lloyd’s Syndicates.  In addition, each year the PRA requires Lloyd’s to satisfy an annual solvency test that measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and run-off.  If Lloyd’s fails this test, the PRA may require Lloyd’s to cease trading and/or its members to cease or reduce underwriting.

Lloyd’s Regulations and Requirements

The operations of S1200, S1910 and SPA6117 are supervised by Lloyd’s. The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s. The Lloyd’s Franchise Board is responsible for setting risk management and profitability targets for the Lloyd’s market and operates a business planning and monitoring process for all Syndicates, including reviewing and approving the Syndicates’ annual business plans. The Lloyd’s Franchise Board requires annual approval of S1200’s, S1910’s and SPA6117’s business plans, including maximum underwriting capacity, and may require changes to any business plan presented to it or that additional capital be provided to support underwriting. Lloyd’s also imposes various charges and assessments on its members.

The Argo Group predominantly participates in the Lloyd’s Market as a Lloyd’s corporate member on S1200 and S1910 through Argo (No 604) Ltd. By entering into a membership agreement with Lloyd’s, Argo (No 604) Ltd undertakes to comply with all Lloyd’s by-laws and regulations as well as the provisions of the Lloyd’s Acts and Financial Services and Markets Act 2000 that are applicable to it. The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (referred to as “Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined by Lloyd’s. The amount of such deposit is calculated for each member through the completion of an annual capital adequacy exercise. These requirements allow Lloyd’s to evaluate that each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin.

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

Argo Direct Limited (“ADL”) is authorized and regulated by the Financial Conduct Authority. It is an approved Lloyd’s coverholder service company. ADL has been given permission to provide regulated products and services to commercial and retail customers. The Company therefore receives regulatory oversight from both Lloyd’s and the FCA.

Argo Group owns a fourth service company which produces business to S1910 under a delegated underwriting authority arrangement. It is:

•	Ariel Re Bda Limited (domiciled in Bermuda)

Ariel Re Bda Limited is licensed by the Bermuda Monetary Authority (“BMA”) as an Insurance Agent and an Insurance Manager. It is a Lloyd’s approved service company coverholder. Ariel Re Bda Limited is subject to the laws of Bermuda and the supervision and regulatory requirements of the BMA.

Dividends

Dividend payments from Argo Managing Agency Limited to its immediate parent are not restricted by regulatory authority.  Dividend payments from Argo Managing Agency Limited will be at the discretion of Argo Managing Agency Limited’s Board of Directors and will be subject to the earnings, operations, financial condition, capital and general business requirements of S1200 and S1910. Dividends from a Lloyd’s managing agent and a Lloyd’s corporate member can be declared and paid provided it has sufficient capital available.

Malta

ArgoGlobal SE operates as an authorized insurance undertaking domiciled in Malta under the Malta Business Act (Cap. 403) and supervised by the Malta Financial Services Authority (“MFSA”). ArgoGlobal SE underwrites risks throughout the European Member States and European Economic Area, on an “Exercise of Passport Rights-Services/Establishment” basis. When payable, dividends from ArgoGlobal SE will be subject to applicable laws and regulations in Malta.

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

Reinsurance

As is common practice within the insurance industry, Argo Group’s insurance and reinsurance subsidiaries transfer a portion of the risks insured under their policies by entering into a reinsurance treaty with another insurance or reinsurance company. Purchasing reinsurance protects carriers against the frequency and/or severity of losses incurred on the policies they issue, such as an unusually large individual claim or serious occurrence in which a number of claims on one policy aggregate to produce an extraordinary loss or where a catastrophe generates a large number of claims on multiple policies at the same time. Reinsurance does not discharge the issuing primary carrier from its obligation to pay a policyholder for losses insured under its policy. Rather, the reinsured portion of each loss covered under a reinsurance treaty is ceded to the assuming reinsurer for reimbursement to the primary carrier. Because this creates a receivable owed by the reinsurer to the ceding carrier, there is credit exposure to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under its reinsurance treaty. The ability to collect on reinsurance is subject to the solvency of the reinsurers, interpretation of contract language and other factors. We are selective in regard to our reinsurers, seeking out those with strong financial strength ratings from A.M. Best or S&P. However, the financial condition of a reinsurer may change over time based on market conditions. We perform credit reviews on our reinsurers, focusing on a number of criteria including, but not limited to, financial condition, stability, trends and commitment to the reinsurance business. In certain instances, we also require deposit of assets in trust, letters of credit or other acceptable collateral. This would be to support balances due from reinsurers whose financial strength ratings fall below a certain level or who transact business on a non-admitted basis in the case of the U.S. Insurance Entities in the state where the reinsured subsidiary is domiciled, or who provide reinsurance only on a collateralized basis.

At December 31, 2017, Argo Group’s reinsurance recoverable balance totaled $2,093.3 million, net of an allowance for doubtful accounts of $2.1 million. The following table reflects the credit ratings for our reinsurance recoverable balance at December 31, 2017:

	2017
(in millions)	Reinsurance
Ratings per A.M. Best	Recoverables	% of Total
Reinsurers rated A+ or better	$1,046.9	50.0%
Reinsurers rated A	633.9	30.3%
Reinsurers rated A-	86.3	4.1%
Reinsurers rated below A- or not rated	326.2	15.6%
	$2,093.3	100.0%

Nine of the top ten reinsurers, rated A or higher, accounted for $1,209.7 million, or approximately 58% of the reinsurance recoverable balance as of December 31, 2017. Management has concluded that all balances (net of any allowances for doubtful accounts) are considered recoverable as of December 31, 2017. As of December 31, 2017, we hold collateral for 59% of the amounts recoverable from reinsurers rated below A- or not rated.

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

Investments

Investment Strategy and Guidelines

Our investment portfolio is designed to ensure adequate liquidity for the prompt payment of our obligations, including any potential claims payments. To ensure adequate liquidity for payment of claims, we broadly seek to match the profile of our invested assets with those of our liabilities. We consider liquidity, anticipated duration, and the currency of our liabilities when making investment decisions. To meet our liquidity needs, our core bond portfolio consists primarily of investment grade, fixed-maturity securities. As of December 31, 2017, fixed maturities, along with cash and short-term investments, represented 79.0% of our total investments and cash equivalents.

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

Employees

As of December 31, 2017, we had 1,368 employees. We provide a comprehensive benefits program for substantially all employees, including a 401(k) savings plan and other retirement plans, health, life and disability benefits and a tuition reimbursement program. Management believes our relationships with our employees are good.

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

Risk Strategy

Our “Risk Strategy” encompasses our Risk Appetite Framework and strategy for addressing and managing material business risks. The Risk Strategy is outlined and implemented through the respective policies, targets, guidelines, requirements and budgets approved by our Board Risk & Capital Committee on a periodic basis.

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

The risk management techniques, especially with regard to our internal economic capital model, are subject to ongoing review and challenge through independent model validation reviews led by the risk management function. This enables us to improve our quantitative and qualitative views of risks over time.

•	Designed to specify objectives, risk appetite and tolerance levels, as well as appropriate delegation of oversight, reporting and operating responsibilities across all functions.

Our Risk Appetite Framework defines our ability to take risk through a series of qualitative risk appetite statements that are communicated across the organization, supported by risk tolerances and limits at the Argo Group level as well as on an operational unit level. The risk appetite is based on the available capital and liquidity and is reflected in the Board approved business plans. Risk tolerances define boundaries in terms of volatility and provide a term of reference for our operational units.

Our risk appetite is reflected in our strategic and business planning. In the event of capacity shortages or conflicts with the stipulated limits profile and internal guidelines, fixed escalation and decision-making processes are designed to ensure that business interests and risk management aspects are being surfaced, vetted and reconciled. If necessary, risks are ceded or hedged by means of reinsurance, derivatives or other forms of risk transfer.

Risk tolerances and limits encompassed in our Risk Appetite Framework include:

•

Primary over-arching company-wide portfolio limits, which are based on our overall portfolio and designed to protect our capital and liquidity position and limit the likelihood of an economic loss for the year;

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

The risk management framework continues to be developed and enhanced over time in response to market developments, and tested against risk maturity standards. Argo Group received Risk Maturity Model recognition from RIMS (North American risk management society) for the third year in a row in 2017. Standard & Poor’s (S&P) maintained their view - “The ratings are further supported by our satisfactory assessment of management and governance and enterprise risk management (ERM) that is adequate with strong risk controls. We view management-team strength, pursuit of strategic initiatives, and progress in the ERM program favorably.” In addition, Argo Group won the “Operational Risk Initiative of the Year” award in 2017 from CIR Risk Management magazine in relation to the management of the Ariel Re acquisition integration risks. We also secured an honorable mention in RIMS’s 2017 ERM award of distinction celebrating organizations that create value through their ERM programs.

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

Emerging Claims

Changes in industry practices and legal, judicial, social, technological and other environmental conditions may have an unforeseeable adverse impact on claims and coverage issues. These issues may adversely affect our business, such as by extending coverage beyond the intended scope at the time of underwriting business or increasing the number or size of expected claims. In some instances, these changes may not become apparent until sometime after insurance or reinsurance contracts that are affected were issued and hence cannot be appropriately factored into the underwriting decision. As a result, the full extent of liability under such insurance or reinsurance contracts may not be known for many years after these contracts have been issued, and our financial position and results of operations may be materially and adversely affected in such future periods. We maintain an emerging risk identification, analysis and reporting process, overseen by our Emerging Risk Review Group, as part of our Enterprise Risk management framework which seeks to provide an early identification of such trends. The effects of these and other unforeseen evolving or emerging claims and coverage issues are inherently difficult to predict.

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

Further, as a provider of property catastrophe reinsurance coverage in the worldwide marketplace, Syndicate 1910 and Argo Re’s operating results in any given period will depend to some extent on the number and magnitude of such natural and man-made catastrophes. While both Syndicate 1910 and Argo Re may, depending on market conditions, purchase catastrophe retrocessional coverage for their own protection. The occurrence of one or more major catastrophes in any given period could nevertheless have a material adverse impact on Syndicate 1910 and Argo Re’s operating results and/or financial condition. This could, in turn, result in a material adverse impact on Argo Group’s business, results of operations and/or financial condition.

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

Terrorism exclusions are not permitted in the United States for workers compensation policies under United States federal law or under the laws of any state or jurisdiction in which we operate. When underwriting existing and new workers compensation business, we consider the added potential risk of loss due to terrorist activity, including foreign and domestic, and this may lead us to decline to underwrite or to renew certain business. However, even in lines where terrorism exclusions are permitted, because our clients may object to a terrorism exclusion in connection with business that we may still desire to underwrite without an exclusion. Some or many of our insurance policies may not include a terrorism exclusion. Given the retention limits imposed under the U.S. federal act and that some or many of our policies may not include a terrorism exclusion, future foreign or domestic terrorist attacks may result in losses that have a material adverse effect on our business, results of operations and/or financial condition.

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

Although uncertainty remains as to the nature and effect of future efforts to curb greenhouse gas (“GHG”) emissions and thereby the mitigation of long-term GHG effects on climate, a broad spectrum of scientific evidence could suggest that man-made production of GHG has had an adverse effect on the global climate. Many sectors, to which we provide insurance coverage, might be affected by climate change. Some examples are coastal management, infrastructure, buildings, water, food and energy supply, land-planning, health and rescue preparedness. Assessing the risk of loss and damage associated with the adverse effects of climate change and the range of approaches to address loss and damage associated with the adverse effects of climate change, including impacts related to extreme weather events and slow onset events, which might adversely impact our business, results of operations and/or financial condition remains challenging.  This uncertainty could give rise to new environmental liability claims in the energy, manufacturing and other industries we support. We continue to actively monitor and evaluate scientific and political developments through our emerging risk process and exposure management activities.  We also recognize the increasing focus of investors through measures such as ESG (environmental, social and governance) indices and other stakeholders through initiatives such as the Task Force on Climate-related Financial Disclosures (TFFD), into the efforts made by the insurance industry to contribute to global resilience against the impact of storm and flood damage impacting population centers. We continue to contribute to industry-wide initiatives, such as ‘ClimateWise,’ in this regard.

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

Asbestos and Environmental Liability Loss Reserves

We have received asbestos and environmental liability claims arising out of liability coverage primarily written in the 1960s, 1970s and into the mid-1980s. Beginning in 1986, nearly all standard liability policies contained an express exclusion for asbestos and environmental related claims. All standard policies currently being issued by our US Subsidiaries contain this exclusion. Certain of our specialty units offer coverage for environmental damages on a restrictive, contained basis with fixed sub-limit caps. In addition to the previously described general uncertainties encountered in estimating reserves, there are significant additional uncertainties in estimating the amount of our potential losses from asbestos and environmental claims. Reserves for asbestos and environmental claims cannot be estimated with traditional loss reserving techniques that rely on historical accident year development factors due to the uncertainties surrounding these types of claims.

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

Argo Group and its subsidiaries, Argo Re and Ariel Re Bda Limited, acting on behalf of Syndicate 1910, have operations that require highly skilled personnel to work in Bermuda. Given that the pool of applicants available to fill certain highly skilled key positions is limited, we are often required to recruit and retain qualified non-Bermudians to work in Bermuda. Our ability to do so is constrained by Bermuda law, which provides that non-Bermudians are not permitted to engage in any occupation in Bermuda without an approved work permit from the Bermuda Department of Immigration. The Bermuda Department of Immigration will issue a work permit after proper public advertisements have been published and no Bermudian, spouse of a Bermudian or holder of a permanent resident certificate is available who meets the required education, skills and experience for the advertised position. In January 2013, the Bermuda Department of Immigration amended the term of these Standard Work Permits and this potentially impacts Argo Group’s ability to renew such permits for key staff members. A significant number of our Bermuda based employees are employed pursuant to these work permits granted by The Bermuda Department of Immigration. These individuals are considered key employees. If the Bermuda Department of Immigration changes its policies with regard to work permits, and as a result these key employees had to leave the island, our operations could be disrupted and our financial performance could be adversely affected.

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

Our business is highly dependent upon the successful and uninterrupted functioning of our computer and data processing systems. Incidents of publicly reported cyber security incidents have increased recently and the insurance sector as a whole is more exposed than in the past. The failure of our systems could interrupt our operations, which could result in a material adverse effect on our business results. We rely on these systems to perform accounting, policy administration, actuarial and other modeling functions necessary for underwriting business, as well as to process and make claims and other payments. We retain highly trained staff committed to the development and maintenance of these systems. We maintain and regularly review recovery plans which are intended to enable us to restore critical systems with minimal disruption. We operate a Global Information Security Council to oversee and steer risk management plans to manage these exposures on an ongoing basis.

In addition, a security breach of our computer systems could disrupt business operations, result in a loss of confidential information, damage our reputation or result in financial liability. Cyber-security threats extend from individual attempts to gain unauthorized access to our information technology systems to coordinated, elaborate and targeted activity.

We recognize the potential for new risks arising alongside the benefits we derive from technological and digital development and while we employ technological security measures to prevent, detect and mitigate such threats (including independent and in-house vulnerability assessments, access controls, data encryption, continuous monitoring of our information technology networks and systems, maintenance of backup and protective systems) the infrastructure may be vulnerable to security incidents which could result in the disruption of business operations and the corruption, unavailability, misappropriation or destruction of critical data and confidential information (both our own and that of third parties). The compromising of personal and confidential information could lead to legal liability or regulatory action under evolving cyber-security, data protection and privacy laws and regulations enacted in the various jurisdictions in which we operate. In this respect on March 1, 2017, new cyber security rules were implemented by the New York Department of Financial Services (the “NYS Cybersecurity Regulation”). These NYS Cybersecurity Regulations impose additional regulatory requirements that seek to protect confidentiality, integrity and availability of information systems.  We also anticipate additional NAIC regulations as a result of the Insurance Data Security Model Law which will require insurers to meet State requirements beyond those imposed by New York State. In the European Union the General Data Protection Regulation (the “GDPR") will come into force on May 25, 2018.We will therefore be subject to the provisions of these GPDR regulations in the provision of services within the European Union. The implementation of these various regulations impose additional compliance obligations which have necessitated ongoing review of our policies and procedures.

As a result, we also employ comprehensive employee engagement and training programs to guard against the potential for malicious attempts to extort sensitive information from our systems by targeting our staff using social engineering techniques (also known as “phishing”) and have increased our cyber liability insurance to seek to minimize our post-event financial impacts. The potential consequences of a material cyber-security incident include reputational damage, litigation with third parties, and remediation costs, which in turn could have a material impact on our results of operation or financial condition. However, we recognize that even if we successfully protect our infrastructure and confidential information, we could suffer harm to our reputation if attempted security breaches are publicized.

We may experience issues with outsourcing relationships which might impact our ability to conduct business in a prudent manner and could negatively impact our operations, results and financial condition.

We outsource certain technology and business process functions to third-party providers and have increased the extent to which we do this during 2017. We may continue to do so in the future as we review the effectiveness of our organization. If we do not effectively select, develop, implement and monitor our outsourcing relationships, or if we experience technological or other issues with transition, or if third-party providers do not perform as anticipated we may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business that may have an adverse effect upon on our operations or financial condition.

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

Credit Risk is the risk of loss or adverse change in the financial position due to fluctuations in the credit standing of issuers of securities, counterparties or any other debtors, including risk of loss arising from an insurer’s inability to collect funds from policyholders, reinsurers and other debtors.

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

As of December 31, 2017, we held $207.1 million of investments in the energy and mining sector, or 4.4% of our total investment portfolio. Fluctuations in oil prices may disrupt the market values for this sector, particularly for oil exploration, production and servicing companies. Additionally, environmental concerns may have an adverse impact on the mining sector. We recognize through our membership in “ClimateWise” that over time, increased global scrutiny of energy sector holdings, may potentially cause illiquidity of specific assets. We continue to closely monitor and evaluate these developing trends. Continued instability in these sectors could have an adverse impact on our results of operations and financial position.

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

We offer a variety of insurance products across different operational units and geographic regions. As such, diversification is a key component to our business model. Risk diversification helps us manage our capital allocation by limiting the impact of any single event to our economic, financial and regulatory condition. The degree to which the diversification effect can be realized depends not only on the correlation between risks but also on the level of relative concentration of those risks. Based on these assumptions, our goal is to maintain an appropriately balanced risk profile by avoiding any disproportionately large risks. At the Argo Group level, we identify, measure, manage and monitor pre-defined concentration risk scenarios across the operational business units, including our own outward reinsurance placements. With respect to investments, top-down indicators such as strategic asset allocation thresholds are defined and closely monitored to ensure balanced investment portfolios. Disproportionately large risks that might accumulate and have the potential to produce substantial losses, such as, major natural catastrophic or credit events, are modeled, budgeted and monitored on a standalone basis.

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

Whereas the majority of our operations operate on the basis of ‘standard formula’ risk-based capital systems, S1200, S1910 and SPA6117 have secured approval from Lloyd’s for the use of customized Economic Capital Models, known as the Internal Models.  These models are used to calculate regulatory capital requirements based on each Syndicate’s unique risk profile. The Internal Models have been subject to extensive internal and external scrutiny including independent validation activities. The use of any complex mathematical model however exposes the organization to the risk that these models are not built correctly, contain coding or formulaic errors or rely on unreliable or inadequate data.

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

United States

Argo Group’s U.S. Insurance Entities are subject to the risk-based capital system outlined in the Risk-Based Capital for Insurers Model Act. The Risk-Based Capital for Insurers Model Act provides four levels of regulatory activity if the risk-based capital ratio yielded by the calculation falls below specified minimums. At each of four successively lower risk-based capital ratios specified by statute, broader regulatory remedies become available. The four levels are: (i) Company Action Level Event, (ii) Regulatory Action Level Event, (iii) Authorized Control Level Event and (iv) Mandatory Control Level Event. If we fall below the minimum acceptable risk-based capital level, we would be subject to additional regulatory actions.

European Union

S II is the enhanced EU regulatory regime providing for a risk-based system for the supervision of European insurance and reinsurance undertakings.  It imposes new solvency and governance requirements across all 27 European Union Member States to be implemented through the European Insurance and Occupational Pensions Agency.

United Kingdom

S1200, S1910 & SPA6117 managed by Argo Managing Agency are subject to the risk-based capital requirements administered by the Prudential Regulation Authority (“PRA”), and are subject to S II risk-based capital requirements, as discussed above. Lloyd’s has introduced its own implementation plan and requirements for S II with which S1200, S1910 & SPA6117 have to date complied and in the future will be expected to comply.

Bermuda

Argo Group, Argo Re and Ariel Reinsurance, Ltd.

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

During 2017 Ariel Reinsurance, Ltd. was also subject to Bermuda’s BSCR regime; however, prior to the end of 2017 this Class 3B reinsurer we combined with Argo Re, Ltd and is no longer regulated by the BMA for 2018.

Minimum Solvency Margin

Argo Re must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin (“MSM”) pertaining to its general business. As a Class 4 insurer, Argo Re is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of (A) $100 million, (B) 50% of net premiums written (being gross premiums written less any premiums ceded by Argo Re, but Argo Re may not deduct more than 25% of gross premiums when computing net premiums written) and (C) 15% of net discounted aggregate losses and loss expense provisions and other insurance reserves. As a Class 3B insurer, Ariel Reinsurance Ltd was required to maintain a minimum capital and surplus of $1 million during 2017, although, as noted above, this company will no longer be regulated during 2018. Argo Group is supervised by the BMA as an Insurance Group, and must ensure that the value of the Insurance Group’s assets exceeds the Insurance Group’s liabilities by the aggregate MSM of each qualifying member of the Insurance Group.

Enhanced Capital Requirement

Argo Group, as a BMA supervised Insurance Group, and Argo Re, as a Class 4 insurer, are required to maintain available statutory capital and surplus pertaining to its general business at a level equal to or in excess of its enhanced capital requirement (“ECR”). These requirements also applied to Ariel Reinsurance Ltd. as a Class 3B insurer during 2017. The ECR is established by reference to either the BSCR model or an approved internal capital model, but must be equal to or exceed the MSM for the insurer. The BSCR is a risk-based capital model which provides a method for determining an insurer’s capital requirements (statutory capital and surplus) by taking into account the risk characteristics of different aspects of the insurer’s business. The BMA may, subject to compliance with the relevant provisions of the Insurance Act, make such adjustments to an insurer’s ECR and available statutory capital and surplus requirements as it considers appropriate.

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

Eligible Capital

Under the respective systems applied to Argo Re as a re(insurer) and Argo Group as an Insurance Group supervised by the BMA, all capital instruments at Argo Group and Argo Re will be classified as either basic or ancillary capital, which in turn will be classified into one of three tiers based on their “loss absorbency” characteristics. These rules also applied to Ariel Reinsurance Ltd. during 2017. Highest quality capital will be classified Tier 1 Capital; lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. Under this regime, not less than 80% of Tier 1 Capital and up to 20% of Tier 2 Capital may be used to support the company’s minimum solvency margin for the filing entity’s general business. Thereafter, a minimum of 60% of Tier 1 Capital and a maximum of 15% of Tier 3 Capital may be used to satisfy the filing entity’s ECR. Any combination of Tier 1, 2 or 3 Capital may be used to meet the TCL. With respect to Argo Group, the Insurance (Prudential Standards) (Insurance Group Solvency Requirement) Amendment Rules 2012 provide for a phase-in over a period of six years, starting at 50% of the amount determined and increasing in 10% increments. Where the BMA has previously approved the use of certain instruments for capital purposes, the BMA’s consent must be obtained if such instruments are to remain eligible for use in satisfying the minimum margin of solvency pertaining to the filing entity general business and it’s ECR. The BMA has during 2017 provided further guidance on how the Insurance (Eligible Capital) Rules 2012 (“Eligible Capital Rules”) will be applied in practice to insurers. Market practice on the application of these Eligible Capital Rules remain subject to change and no assurance can be provided over the ongoing regulatory treatment of Argo Group and Argo Re’s capital structures.

Minimum Liquidity Ratio

Argo Re is required to maintain a minimum liquidity ratio for general business equal to the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. These requirements also applied to Ariel Reinsurance, Ltd. during 2017. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

Restrictions on Dividends and Distributions

Argo Re is prohibited from declaring or paying any dividends during any financial year if it is in breach of its ECR, general business solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause such a breach. If it has failed to meet its minimum margin of solvency or minimum liquidity ratio on the last day of any financial year, Argo Re will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year. In addition, Argo Re is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least 7 days before payment of such dividends) with the BMA an affidavit stating that it will continue to meet the required margins. These requirements also applied to Ariel Reinsurance Ltd. during 2017.

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

All of our insurance and reinsurance subsidiaries, except for Argo Seguros, have a Financial Strength Rating of “A” (Excellent) (3rd highest rating out of 16 rating classifications) with a stable outlook from A.M Best. Our U.S. Insurance Entities, other than ARIS Title Insurance Corporation, have an S&P Financial Strength Rating of “A-” (Strong) and with an outlook of stable. Argo Group US, Inc. has an Issuer Credit Rating of “BBB-” (Good) with a stable outlook from S&P. Syndicates 1200 and 1910 receive the Lloyd’s market FSR rating of “A” (Excellent) with a neutral outlook by A.M. Best and “A+” (Strong) with a stable outlook by S&P.

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

We maintain strong oversight and control over our internal Group-wide Corporate Governance Guidelines and Code of Conduct and Business Ethics, and we maintain an ongoing education and training program and monitor compliance on an ongoing basis. However, there can be no ultimate assurance that these measures will be sufficient in all instances to prevent an undetected violation of internal or external rules of conduct, which might lead to a financial loss and/or reputational damage.

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

General Regulatory Constraints

Restrictions on Ownership

Argo Group’s ownership of U.S. Insurance Entities can, under applicable state insurance company laws and regulations, delay or impede a change of control of Argo Group. Under applicable insurance regulations, any proposed purchase of 10% or more of Argo Group’s voting securities would require the prior approval of the relevant insurance regulatory authorities.

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

Argo Group’s U.S. Insurance Entities

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

U.K. Prudential Regulation Authority and Financial Conduct Authority Regulations

Since 2014 regulatory supervision over of Argo Managing Agency Limited, the managing agent of S1200, S1910 and SPA6117 have been conducted by the PRA and FCA.  The operations of S1200, S1910 and SPA6117 also supervised by Lloyd’s. The PRA, FCA and Lloyd’s have common objectives in ensuring that the Lloyd’s market is appropriately regulated. To minimize duplication, there are arrangements with Lloyd’s for co-operation on supervision and enforcement.  Both the PRA and FCA have substantial powers of intervention in relation to the Lloyd’s Managing Agents (such as Argo Managing Agency Limited) that they regulate, including the power to remove their authorization to manage Lloyd’s Syndicates.  In addition, each year the PRA requires Lloyd’s to satisfy an annual solvency test that measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and run-off.  If Lloyd’s fails this test, the PRA may require Lloyd’s to cease trading and/or its members to cease or reduce underwriting.  Future regulatory changes or rulings by the PRA and/or FCA could interfere with the business strategy or financial assumptions of the Syndicates, possibly resulting in an adverse effect on the financial condition and operating results of the Syndicates.

Lloyd’s Regulations and Requirements

The operations of S1200, S1910 and SPA6177 are supervised by Lloyd’s. The Lloyd’s Franchise Board requires annual approval of the S1200 and S1910 business plans, including maximum underwriting capacity, and may require changes to any business plan presented to it or additional capital to be provided to support underwriting.  Lloyd’s also imposes various charges and assessments on its member companies.  If Lloyd’s were to require material changes in the Syndicate business plans, or if charges and assessments payable by S1200, S1910 and SPA6117 to Lloyd’s were to increase significantly, these events could have an adverse effect on the operations and financial results of S1200, S1910 and SPA6117. In addition, no assurances can be given as to how much business Lloyd’s will permit the Syndicates to underwrite in 2018 and subsequent years nor the viability and cost of the capital structure we may use as a substitute for the external capital and reinsurance used by the Syndicates in 2017 and prior underwriting years.

The financial security of the Lloyd’s market is regularly assessed by three independent rating agencies (A.M. Best, S&P and Fitch Ratings).  A satisfactory credit rating issued by an accredited rating agency is necessary for Lloyd’s Syndicates to be able to trade in certain classes of business or certain jurisdictions at current levels. S1200, S1910 and SPA6117 would be adversely affected if Lloyd’s current ratings were downgraded.

Other Applicable Laws

Lloyd’s worldwide insurance and reinsurance business is subject to various regulations, laws, treaties and other applicable policies of the EU, as well as each nation, state and locality in which it operates. Material changes in governmental requirements and laws could have an adverse effect on Lloyd’s and its member companies, including S1200, S1910 and SPA6117.

Malta Financial Services Authority (“MFSA”)

ArgoGlobal SE is authorized by the MFSA to carry on the business of insurance under the Insurance Business Act (Cap. 403).  In addition, ArgoGlobal SE is subject to regulation by the EU and its branch office in Switzerland is subject to regulation by the Swiss Financial Market Supervisory Authority FINMA. Changes in the applicable laws, regulations and supplementing rules could interfere with ArgoGlobal SE’s business strategy or financial assumptions, possibly resulting in an adverse effect on ArgoGlobal SE’s financial condition and operating results.

Brazil’s Superintendệncia de Seguros Privados, Superintendence of Private Insurance, (“SUSEP”)

Argo Seguros is authorized to operate as a licensed insurer domiciled in Brazil by the Superintendệncia de Seguros Privados, (“SUSEP”) per Ordinance nº 4.316 issued in 2011. Brazil’s insurance regulatory regime contains provisions which restrict the amount of reinsurance a domestic insurer may place with reinsurers and places limits on the amount of reinsurance that may be placed with affiliates. Such restrictions constrain the size and category of risks that Argo Seguros can retain and require that Argo Seguros be capitalized at a level that is comparatively higher than in other jurisdictions in which Argo Group has subsidiaries. Failure to manage the impact of such restrictions within its business plan, as well as changes in the applicable laws, rules and supplementing resolutions, could result in restrictions on Argo Seguros’s ability to pursue its mandate.

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

Dubai Financial Services Authority (“DFSA”)

ArgoGlobal Underwriting (Dubai) Ltd. is licensed to operate as an Authorized Firm (Category 4) to carry on financial services in the area of “insurance management” and “insurance intermediation.” Changes in the applicable laws and regulations could result in restrictions on ArgoGlobal Underwriting (Dubai) Ltd.’s ability to pursue its business strategy.

Special Selected Risk Factors

An impairment in the carrying value of goodwill and other intangible assets could negatively impact our consolidated results of operations and shareholders’ equity.

Goodwill and other intangible assets are originally recorded at fair value. Goodwill is not amortized while certain other intangible assets are amortized over their estimated useful lives or have indefinite useful lives. Goodwill and other intangible assets are reviewed for impairment at least annually or more frequently if indicators are present. Management, in evaluating the recoverability of such assets, relies on estimates and assumptions related to margin, growth rates, discount rates and other data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill and other intangible asset impairment charges can result from declines in operating results, divestitures or sustained market capitalization declines and other factors. Impairment charges could materially affect our financial results in the period in which they are recognized. As of December 31, 2017, goodwill and other intangible assets represented approximately 14% of shareholders’ equity. We continue to monitor relevant internal and external factors and their potential impact on the fair value of our reporting segments, and if required, we will update our impairment analysis.

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

The reinsurance agreements between us and our U.S. Insurance Entities may be subject to re-characterization or other adjustment for U.S. federal income tax purposes, which may have a material adverse effect on our financial condition and operating results.

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

The Tax Cuts and Jobs Act (“TCJA”) was signed into law by the President of the United States on December 22, 2017 attempting to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the U.S. but have certain U.S. affiliates. The TCJA could have a material adverse effect on us or our shareholders. For example, legislation introduced the Base Erosion and Anti-abuse Tax (“BEAT”) to limit the deductibility of reinsurance premiums paid by U.S. companies to foreign affiliates that could adversely impact our results. The TCJA also lowered the corporate federal income tax rate from 35% to 21%. We are currently evaluating all the numerous provisions of the TJCA and awaiting Congressional interpretation where the law is ambiguous. It is possible that certain broader-based portions of the act could emerge in the future as interpretations are finalized that could have an adverse effect on us or our shareholders.

The tax laws and interpretations thereof are subject to change, possibly on a retroactive basis. We are not able to predict if, when or in what form such changes will be provided and whether such guidance will be applied on a retroactive basis. Under current GAAP reporting guidance, there is potential variability in our effective tax rate due to the manner in which changes in corporate tax rates are reported on items reported in accumulated other comprehensive income (“AOCI”), particularly the tax related to unrealized gains and losses on fixed maturity and equity securities.

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

Irish Tax Risks

Dividends paid by Argo Group US to Argo Ireland may not be eligible for benefits under the U.S.-Ireland income tax treaty.

Under U.S. federal income tax law, dividends paid by a U.S. corporation to a non-U.S. shareholder are generally subject to a 30% withholding tax, unless reduced by treaty. The income tax treaty between the Republic of Ireland and the United States (“the Irish Treaty”) reduces the rate of withholding tax on certain dividends to 5%. Were the IRS to contend successfully that Argo Financial Holding (Ireland) UC (“Argo Ireland”) is not eligible for benefits under the Irish Treaty, any dividends paid by Argo Group US to Argo Ireland would be subject to the 30% withholding tax. Such a result could have a material adverse effect on our financial condition and operating results.

Tax Risks Associated with Our Shareholders

If you are a U.S. non-corporate shareholder, dividends you receive from us will not be eligible for reduced rates of tax upon enactment of certain legislative proposals.

Legislation has been enacted in the U.S. that would deny the applicability of reduced rates to dividends paid by any corporation organized under the laws of a foreign country that does not have a comprehensive income tax system, such as Bermuda. Therefore, we cannot assure you that any dividends paid by us in the future would qualify for reduced rates of tax.

If we are classified as a passive foreign investment company (“PFIC”), your taxes would increase.

In order to avoid significant potential adverse U.S. federal income tax consequences for any U.S. person who owns our common shares, we must not constitute a PFIC in any year in which such U.S. person is a shareholder. Those consequences could include increasing the tax liability of the investor, accelerating the imposition of the tax and causing a loss of the basis step-up on the death of the investor. The TCJA changed the definition of how PFIC status is determined. Under the previous law, there was an exception that passive income does not include income derived in the active conduct of an insurance business by a company that is predominantly engaged in an insurance business. This exception was intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. The TCJA removed this exception. We are evaluating how this change under enactment of the TCJA will impact our business. We believe that we should not be, and currently do not expect to become, a PFIC for U.S. federal income tax purposes; however, we cannot assure you that we will not be deemed a PFIC by the IRS. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on persons subject to U.S. federal income tax that directly or indirectly own our shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease office space in Bermuda, where our principal executive offices are located. Argo Group US, Inc. leases office space in San Antonio, Texas, for its U.S. headquarters and certain operational and support functions. We also lease space in the following locations:

•	New York City, New York (Argo Group US, Inc. and Colony Specialty)
•	Chicago, Illinois (Argo Group US, Inc.)
•	Richmond, Virginia (Colony Specialty)
•	Portland, Oregon (Grocers Insurance and Argo Insurance)
•	San Francisco, California (Argonaut Insurance Company)
•	Houston, Texas (Argo Surety)
•	Boston and Springfield, Massachusetts (Trident Insurance Service, LLC)
•	Seattle, Washington (Argo Group US, Inc.)
•	Denver, Colorado (Colony Specialty)
•	Scottsdale, Arizona (Colony Specialty)
•	Hamilton, New Jersey (Argo Surety)
•	Alpharetta, Georgia (Colony Specialty)
•	Las Vegas, Nevada (Argo Group US, Inc.)
•	Irvine, California (Argo Group US, Inc.)
•	Miami, Florida (Argo Group US, Inc.)
•	London, England (Argo International)
•	Brussels, Belgium (Argo Solutions)
•	Sao Paulo, Brazil (Argo Brasil Participações Ltda.)
•	Dubai, UAE (ArgoGlobal Underwriting (Dubai) Ltd.)
•	Paris, France (Argo Assurances)
•	Zurich, Switzerland (ArgoGlobal SE and Argonaut Services GmbH)
•	St. Julian’s, Malta (ArgoGlobal SE)
•	Singapore (ArgoGlobal Asia)

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “AGII.” The following table sets forth the range of daily high and low sales prices for our common shares and dividends declared per share for the periods indicated:

Years Ended December 31,	High	Low	Dividends
2017
First Quarter	$69.03	$63.10	$0.27
Second Quarter	68.70	56.20	0.27
Third Quarter	65.00	56.15	0.27
Fourth Quarter	64.80	58.00	0.27
2016
First Quarter (1)	$56.94	$41.55	$0.20
Second Quarter	55.32	49.10	0.22
Third Quarter	57.96	51.19	0.22
Fourth Quarter	67.60	54.40	0.22

(1)

On May 3, 2016, our Board of Directors declared a 10% stock dividend, payable on June 15, 2016, to shareholders of record at the close of business on June 1, 2016. The sales prices and dividends declared per share have been adjusted to reflect the effect of the stock dividend.

On February 21, 2018, the closing price of our common stock was $59.05.

Holders of Common Stock

The number of holders of record of our common stock as of February 21, 2018 was 1,384.

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

On February 20, 2018, our Board of Directors declared a quarterly cash dividend in the amount of $0.27 on each share of common stock outstanding. The dividend will be paid on March 23, 2018 to our shareholders of record on March 7, 2018. In addition, our Board declared a 15% stock dividend to be paid on March 23, 2018 to shareholders of record at the close of business on March 7, 2018.

On May 3, 2016, our Board of Directors declared a 10% stock dividend, payable on June 15, 2016, to shareholders of record at the close of business on June 1, 2016. For the years ended December 31, 2017 and 2016, we paid cash dividends to our shareholders totaling $33.2 million and $26.6 million, respectively.

Sale of Unregistered Securities

During the year ended December 31, 2017, we did not sell or issue any unregistered securities.

Use of Proceeds from Sale of Registered Securities

During the year ended December 31, 2017, we did not sell or issue any registered securities.

Issuer Purchases of Equity Securities

On May 3, 2016, our Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous repurchase authorizations.

For the year ended December 31, 2017, we repurchased a total of 756,252 shares of our common stock for a total cost of $45.2 million. Since the inception of all the repurchase authorizations through December 31, 2017, we have repurchased 10,785,007 shares of our common stock at an average price of $39.26 for a total cost of $423.4 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of December 31, 2017, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $85.0 million.

The following table provides information with respect to shares of our common stock that were repurchased or surrendered during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publically Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
October 1 through October 31, 2017	3,335	$62.80	—	$93,662,284
November 1 through November 30, 2017	144,916	$59.77	142,798	$85,129,190
December 1 through December 31, 2017	3,768	$60.81	1,420	$85,043,237
Total	152,019		144,218

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under the various employee equity compensation plans. For the three months ended December 31, 2017, we received 7,801 shares of our common stock, with an average price paid per share of $61.75, that were surrendered by employees in payment for the minimum required withholding taxes. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

For the year ended December 31, 2017, we received 125,887 shares of our common stock, with an average price paid per share of $65.39, that were surrendered by employees in payment for the minimum required withholding taxes due to the vesting/exercise of equity compensation awards.

Performance Graph

The following performance graph compares the performance of our common stock during the five-year period from December 31, 2012 through December 31, 2017 with the performance of the NASDAQ Composite Index and the SNL Property & Casualty Insurance Index. The graph plots the changes in value of an initial $100 investment over the indicated time periods, assuming all dividends are reinvested. The stock price performance shown on the following graph is not intended to predict or be indicative of future price performance.

	For the Years Ended December 31,
Index	2012	2013	2014	2015	2016	2017
Argo Group International Holdings, Ltd.	$100.00	$154.47	$186.84	$224.99	$276.82	$263.46
NASDAQ Composite	$100.00	$140.12	$160.78	$171.97	$187.22	$242.71
SNL Property & Casualty Insurance Index	$100.00	$132.48	$152.15	$157.39	$185.75	$212.37

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

	For the Years Ended December 31,
(in millions, except per share amounts)	2017	2016	2015	2014	2013
Statement of Operations Data
Gross written premiums	$2,697.2	$2,164.8	$2,012.1	$1,905.4	$1,888.4
Earned premiums	1,572.3	1,410.8	1,371.9	1,338.1	1,303.8
Net investment income	140.0	115.1	88.6	106.1	119.2
Total revenue	1,774.1	1,576.5	1,506.8	1,539.4	1,497.7
Net income	50.3	146.7	163.2	183.2	143.2
Net income per diluted common share (a)	1.64	4.75	5.20	5.70	4.25
Cash dividends declared per common share (a)	1.08	0.86	0.73	0.57	0.49
Balance Sheet Data
Invested assets	$4,742.9	$4,320.3	$4,108.4	$4,096.9	$4,080.6
Total assets	8,764.0	7,205.0	6,625.6	6,351.6	6,587.5
Other indebtedness	184.5	55.4	55.2	62.0	66.3
Junior subordinated debentures	256.6	172.7	172.7	172.7	193.3
Senior unsecured fixed rate notes	139.6	139.5	139.3	139.1	138.9
Shareholders' equity	1,819.7	1,792.7	1,668.1	1,646.7	1,563.0
Other Select data
Cash provided by (used in) operating activities	$165.0	$182.0	$283.2	$130.6	$-
Book value per share (a)	61.48	59.73	54.31	52.93	48.73
Combined ratio (b)	107.2%	96.2%	95.0%	96.0%	97.5%

(a)

Per share amounts adjusted for the effects of the 10% stock dividends declared in May 2013, February 2015 and May 2016. Book value per share is calculated by taking total shareholders’ equity divided by total issued shares less treasury shares.

(b)	For the year ended December 31, 2013, in determining the combined ratio, “Earned premiums” is reduced by the “Other reinsurance-related expense” as management views this transaction as ceded premium.

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

Consolidated Results of Operations

For the year ended December 31, 2017, we reported net income of $50.3 million, or $1.64 per fully diluted share. Effective February 6, 2017, we completed the acquisition of Maybrooke Holdings, S.A., and its subsidiaries, including Ariel Reinsurance, Ltd. (collectively “Ariel Re”). Included in our consolidated results of operations for the year ended December 31, 2017 is activity specifically attributable to Ariel Re from the date of acquisition. For the year ended December 31, 2016, we reported net income of $146.7 million, or $4.75 per fully diluted share. For the year ended December 31, 2015 we reported net income of $163.2 million, or $5.20 per fully diluted share.

The following is a comparison of select data from our results of operations:

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Gross written premiums	$2,697.2	$2,164.8	$2,012.1
Earned premiums	$1,572.3	$1,410.8	$1,371.9
Net investment income	140.0	115.1	88.6
Fee and other income	22.5	24.5	22.2
Net realized investment and other gains	39.3	26.1	24.1
Total revenue	$1,774.1	$1,576.5	$1,506.8
Income before income taxes	$39.9	$181.9	$177.5
Income tax (benefit) provision	(10.4)	35.2	14.3
Net income	$50.3	$146.7	$163.2
Loss ratio	66.8%	57.4%	55.8%
Expense ratio	40.4%	38.8%	39.2%
Combined ratio	107.2%	96.2%	95.0%

Consolidated gross written and earned premiums by our four primary insurance lines were as follows:

	For the Years Ended December 31,
	2017		2016		2015
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned	Gross Written	Net Earned
Property	$689.2	$337.7	$561.7	$330.5	$492.8	$337.5
Liability	1,109.4	698.8	940.6	661.9	924.4	658.3
Professional	346.3	212.2	299.5	182.0	270.8	154.6
Specialty	552.3	323.6	363.0	236.4	324.1	221.5
Total	$2,697.2	$1,572.3	$2,164.8	$1,410.8	$2,012.1	$1,371.9

The increase in consolidated gross written premiums for the year ended December 31, 2017 as compared to the same period in 2016 was attributable to growth across all product lines as we continue to focus on introducing new products and increasing renewal retention. Additionally, Ariel Re contributed gross written premiums of $298.1 million for the year ended December 31, 2017. During 2017, all product lines experienced increased competition and pressure on rates due to market conditions. Consolidated earned premiums increased for the year ended December 31, 2017 as compared to the same period in 2016 due to the growth in gross written premiums. The increase in consolidated earned premiums for the year ended December 31, 2017 includes Ariel Re earned premiums of $123.3 million. Partially offsetting these increases was the reduction in our participation percentage for our Lloyd’s Syndicate 1200 operations, to 46.0% in 2017 as compared to 53.5% in 2016. Additionally, during the last six months of 2017, we recorded reinsurance premium adjustments associated with the third quarter 2017 catastrophe events which reduced net earned premiums by $18.9 million. We also purchased additional reinsurance contracts in connection with risk management activities following the acquisition of Ariel Re which reduced net earned premiums by $20.8 million, all within our property lines. The increase in consolidated gross written and earned premiums for the year ended December 31, 2016 as compared to the same period in 2015 was primarily the result of growth in the U.S. Operations segment and across most of our product lines. The International Operations segment was adversely impacted to some degree by increasing competition and, in some cases, declining rates.

The increase in consolidated net investment income for the year ended December 31, 2017 as compared to the same period in 2016 was primarily attributable to a $25.6 million increase in the net investment income of our alternative investment portfolio and an $8.2 million increase in income from our fixed maturities portfolio, partially offset by increased investment related expenses. Included in net investment income was $12.1 million of net investment gains relating to net asset sales initiated by an equity investee during the year ended December 31, 2017. The increase in consolidated net investment income for the year ended December 31, 2016 as compared to the same period ended 2015 was primarily attributable to a $20.9 million increase in the return on our alternative investment portfolio, from $3.0 million for the year ended December 31, 2015 to $23.9 million for the same period ended 2016. Absent the results of the alternative investments, consolidated net investment income increased $5.6 million from $85.6 million for the year ended December 31, 2015 to $91.2 million for the same period ended 2016, primarily attributable to an increase in income on our fixed maturity portfolio, partially offset by increased investment related expenses. Total invested assets at December 31, 2017 were $4,612.1 million, net of $130.8 million of invested assets attributable to Syndicate 1200’s trade capital providers. Total invested assets at December 31, 2016 were $4,188.4 million, net of $131.9 million of invested assets attributable to Syndicate 1200’s trade capital providers. Total invested assets at December 31, 2015 were $4,013.1 million, net of $95.3 million of invested assets attributable to Syndicate 1200’s trade capital providers.

Consolidated net realized investment and other gains for the year ended December 31, 2017 consisted of $60.1 million in realized gains primarily from the sale of fixed maturity and equity securities. Partially offsetting these realized gains was $17.6 million of realized foreign currency exchange losses, including $8.6 million on our foreign currency forward contracts and $9.0 million on our fixed maturity and equity securities portfolios, as well as $0.7 million of losses from other invested assets, primarily overseas deposits. Additionally, for the year ended December 31, 2017, we recognized a $2.5 million other-than-temporary impairment loss within our equity and fixed maturity portfolios. Consolidated net realized investment and other gains for the year ended December 31, 2016 consisted of $62.0 million in realized gains primarily from the sale of equity and fixed maturity securities. Partially offsetting these realized gains was $25.7 million of realized foreign currency exchange losses, primarily from our fixed maturity portfolio. Additionally, for the year ended December 31, 2016, we recognized a $10.2 million other-than-temporary impairment loss within our equity and fixed maturity portfolios. Consolidated net realized investment and other gains for the year ended December 31, 2015 consisted of $38.9 million in realized gains from the sale of equity and fixed maturity securities. Partially offsetting these realized gains was $3.1 million of realized foreign currency exchange losses, primarily from our fixed maturity portfolio. For the year ended December 31, 2015, we recognized an $11.9 million other-than-temporary impairment loss within our equity and fixed maturity portfolios.

Consolidated losses and loss adjustment expenses were $1,050.2 million, $810.1 million and $766.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. The increase in the consolidated loss ratio for the year ended December 31, 2017 as compared to the same period ended 2016 was attributable to an increase in the current accident year loss ratio including catastrophe losses and lower net favorable development on prior accident year loss reserves. The increase in the consolidated loss ratio for the year ended December 31, 2016 as compared to the same period ended 2015 was attributable to increased catastrophe losses.

Included in losses and loss adjustment expense for the year ended December 31, 2017 was $107.6 million related to Ariel Re. Net catastrophe losses for the year ended December 31, 2017 totaled $127.2 million resulting from Hurricanes Harvey, Irma and Maria, the California wildfires, other storm losses primarily in the United States and the Mexican earthquakes. Partially offsetting these catastrophe losses was $8.2 million of net favorable development on prior accident year loss reserves, which is presented in the table below. We also experienced higher than anticipated non-catastrophe current accident year property losses in 2017.

Included in losses and loss adjustment expenses for 2016 were $63.9 million in catastrophe losses resulting from storm activity in the United States, including Hurricane Matthew and the Louisiana floods, the Alberta wildfires and the Taiwan and New Zealand earthquakes. Partially offsetting these current accident year losses was $33.3 million of net favorable development on prior accident year loss reserves, primarily attributable to favorable development in our commercial automobile, property reinsurance, surety and commercial multiple peril lines, partially offset by unfavorable development in our general liability line.

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

The following table summarizes the above referenced loss reserve development as respects prior year loss reserves by line of business for the year ended December 31, 2017:

(in millions)	2016 Net Reserves	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2016 Net Reserves
General liability	$1,028.9	$4.0	0.4%
Workers compensation	312.9	(9.7)	-3.1%
Lloyd's liability	198.1	12.6	6.4%
Commercial auto liability	113.6	(7.5)	-6.6%
Property	83.6	7.4	8.9%
Reinsurance - nonproportional assumed property	65.6	(10.0)	-15.2%
Fidelity/Surety	38.4	(8.8)	-22.9%
Lloyd's specialty	13.7	3.7	27.0%
All other lines	325.4	0.1	0.0%
Total	$2,180.2	$(8.2)	-0.4%

In determining appropriate reserve levels for the year ended December 31, 2017, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for loss and loss adjustment expenses and record our best estimate. Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data. While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent years, this does not imply that more recent accident years’ reserves also will develop favorably; pricing, reinsurance costs, legal environment, general economic conditions including changes in inflation and many other factors impact our ultimate loss estimates.

Consolidated gross reserves for loss and loss adjustment expenses were $4,201.0 million (including $226.8 million of reserves attributable to Syndicate 1200’s trade capital providers), $3,350.8 million (including $156.1 million of reserves attributable to Syndicate 1200’s trade capital providers) and $3,123.6 million (including $102.3 million of reserves attributable to Syndicate 1200’s trade capital providers) as of December 31, 2017, 2016 and 2015, respectively. Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Consolidated underwriting, acquisition and insurance expenses were $635.4 million, $547.0 million and $536.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. Ariel Re contributed $31.6 million in underwriting expenses for the year ended December 31, 2017. The expense ratio for the year ended December 31, 2017 as compared to the same period in 2016 was negatively impacted by the aforementioned reduction to earned premiums for catastrophe-related reinsurance premium adjustments and additional group reinsurance contracts purchased in connection with risk management activities following the acquisition of Ariel Re. These adjustments increased the expense ratio by 1.0 percentage point. The remaining increase in the expense ratio was primarily attributable to increased information technology costs and higher personnel expenses in our strategic growth units. Additionally, included in our non-acquisition expenses for the year ended December 31, 2017 was $2.5 million in transaction costs related to the Ariel Re acquisition. The decline in the expense ratio for 2016 as compared to 2015 was primarily attributable to increased ceding commissions received, reduced contingent commissions payable and lower equity stock compensation expenses, partially offset by increased premium taxes and assessment expenses.

Consolidated interest expense was $27.7 million, $19.6 million and $19.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Included in consolidated interest expense for the year ended December 31, 2017 was $4.2 million from the operations of Ariel Re. The remaining increase was primarily attributable to interest expense on a $125.0 million term loan entered into to fund a portion of the acquisition price of Ariel Re and to a lesser extent, an increase in short-term LIBOR rates. The increase in consolidated interest expense in 2016 as compared to 2015 was the result of slightly higher interest rates on our variable rate debt instruments.

Consolidated foreign currency exchange losses were $6.3 million for the year ended December 31, 2017 as compared to gains of $4.5 million and $18.3 million for the years ended December 31, 2016 and 2015, respectively. The changes in the foreign currency exchange gains/losses were due to fluctuations of the U.S. Dollar, on a weighted average basis, against the currencies in which we transact our business. For the year ended December 31, 2017, the foreign currency exchange losses were driven by the U.S. Dollar weakening against the British Pound, the Euro, the Canadian Dollar and the Australian Dollar. For the year ended December 31, 2016, the foreign currency exchange gain was primarily due to the U.S. Dollar strengthening against the British Pound and the Euro. The gains recognized for the year ended December 31, 2015 were due to the U.S. Dollar strengthening against all major currencies in which we transact our business.

The consolidated income tax benefit was $10.4 million for the year ended December 31, 2017 compared to income tax expense of $35.2 million and $14.3 million for the years ended December 31, 2016 and 2015, respectively. The consolidated income tax provision represents the income tax expense or benefit associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the consolidated provision for income taxes represents taxes on net income for our Belgium, Brazil, Ireland, Luxembourg, Malta, Switzerland, United Kingdom and United States operations. The consolidated effective tax rates were -26.1%, 19.4% and 8.1% for the years ended December 31, 2017, 2016 and 2015, respectively. The decrease in the effective tax rate for the year ended December 31, 2017 as compared to the same period in 2016 was primarily related to the revaluation of our net deferred tax liability due to the reduction of the U.S. corporate statutory income tax rate from 35% to 21% (primarily related to the unrealized gains on our investment portfolio) benefiting our 2017 tax provision by $20.2 million. This benefit, recognized in the fourth quarter of 2017, primarily offset the year-to-date U.S. tax expense. The remaining decrease in our effective tax rate was primarily attributable to a higher pretax loss from our United Kingdom operations in 2017, with an associated income tax benefit of $10.3 million for the year ended December 31, 2017. The increase in the effective tax rate for the year ended December 31, 2016 as compared to the same period ended 2015 was primarily attributable to an increase in pretax income in the United States. Pretax income for our United States operations increased to $115.2 million for the year ended December 31, 2016 from $64.8 million for the same period ended 2015.

Segment Results

As discussed in Note 1 “Basis of Presentation” and Note 19 “Segment Information,” during the first quarter of 2017, we evaluated and modified the presentation of our reportable segments to reflect our new operating framework and management structure. As a result, we have organized our business into two ongoing reporting segments: U.S. Operations and International Operations. U.S. Operations includes the former Excess & Surplus and Commercial Specialty reportable segments. International Operations includes the former Syndicate 1200 and International Specialty reportable segments, and the Ariel Re business which we acquired during the first quarter of 2017. (See Note 3 “Acquisition of Maybrooke” for further information related to the acquisition.) Consistent with prior periods, Run-off Lines and Corporate segments include all other activity of Argo Group and are included in our consolidated financial results. It is the business unit that produces the risk and not the location of the underlying exposure that is the primary characteristic in distinguishing U.S. Operations from International Operations. For example, a U.S. property exposure underwritten through our Syndicate platform would be included in our International Operations.

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

U.S. Operations

The following table summarizes the results of operations for the U.S. Operations segment:

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Gross written premiums	$1,509.8	$1,277.7	$1,145.2
Earned premiums	$936.6	$849.5	$815.4
Losses and loss adjustment expenses	528.1	467.5	471.1
Underwriting, acquisition and insurance expenses	319.1	270.5	259.4
Underwriting income	89.4	111.5	84.9
Net investment income	87.2	71.9	52.2
Interest expense	(14.1)	(9.2)	(9.2)
Fee and other income	16.2	19.1	18.2
Fee and other expense	(9.3)	(18.9)	(21.7)
Income before income taxes	$169.4	$174.4	$124.4
Loss ratio	56.4%	55.0%	57.8%
Expense ratio	34.1%	31.9%	31.8%
Combined ratio	90.5%	86.9%	89.6%
Loss reserves at December 31	$2,196.1	$2,028.4	$1,888.6

Gross Written and Earned Premiums

Gross written and earned premiums by our four primary insurance lines were as follows:

	For the Years Ended December 31,
	2017		2016		2015
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned	Gross Written	Net Earned
Property	$246.7	$113.4	$239.8	$124.9	$185.9	$138.0
Liability	946.7	619.2	794.8	575.3	772.7	570.9
Professional	176.5	111.3	140.4	79.3	117.0	54.1
Specialty	139.9	92.7	102.7	70.0	69.6	52.4
Total	$1,509.8	$936.6	$1,277.7	$849.5	$1,145.2	$815.4

Property

The increase in gross written premiums for the year ended December 31, 2017 as compared to the same period in 2016 was due to launching new programs in 2017, partially offset by reductions from the termination of a fronted program in 2017, as well as planned underwriting actions taken to optimize our underwriting results. Earned premiums were reduced by $9.2 million during the year ended December 31, 2017 due to reinsurance premium adjustments associated with the third quarter 2017 catastrophe events and additional group reinsurance contracts purchased in connection with risk management activities following the acquisition of Ariel Re. Underwriting actions taken in certain programs to optimize results also account for the reduction in earned premiums during the year ended December 31, 2017 as compared to the same period in 2016.

The increase in gross written premiums for the year ended December 31, 2016 as compared to the same period in 2015 was primarily due to growth in one of our fronting programs, which did not impact earned premiums, but resulted in a ceding commission received. The decrease in earned premiums for the year ended December 31, 2016 as compared to the same period in 2015 was primarily due to planned decisions to exit certain classes of business and underwriting actions in risk bearing programs.

Liability

The increase in gross written and earned premiums for the year ended December 31, 2017 as compared to the same period in 2016 was primarily due to new programs launched in 2017 and late 2016 that capitalized on targeted growth initiatives in the specialty and general casualty lines. Our workers compensation business grew during the comparative periods, benefiting from the improving U.S. economy and the upturn in the coal market.

The growth in gross written and earned premiums for the year ended December 31, 2016 as compared to the same period in 2015 was due to strategic growth in our specialty and general casualty lines, partially offset by reductions from planned exits in certain programs.

Professional

The increase in gross written and earned premiums for the year ended December 31, 2017 as compared to the same period in 2016 was driven by the introduction of new coverage products in all U.S. professional lines and higher production associated with increasing our underwriting staff.

More than half of the increase in gross written premiums for the year ended December 31, 2016 as compared to the same period in 2015 was driven by our management liability products. Our cyber liability and lawyers’ professional liability lines also contributed significantly to the increase. The growth in earned premiums was due to changes in reinsurance structure, which resulted in more earned premiums being retained in 2016.

Specialty

The increase in gross written and earned premiums for the year ended December 31, 2017 as compared to the same periods in 2016 and 2015 was driven by growth from new business in our surety lines and new specialty risk programs that were introduced throughout the comparative periods.

Loss and Loss Adjustment Expenses

The increase in the loss ratio for the year ended December 31, 2017 as compared to the same period in 2016 was primarily due to increased non-catastrophe current accident year property losses in 2017. The decrease in the loss ratio for the year ended December 31, 2016 compared to the same period in 2015 was primarily attributable to higher net favorable loss reserve development on prior accident years and improvement in non-catastrophe current accident year results, partially offset by increased catastrophe losses.

Included in losses and loss adjustment expense for the year ended December 31, 2017 was $16.8 million in catastrophe losses from Hurricanes Harvey and Irma, other smaller storms and the California wildfires. Offsetting the catastrophe losses was $38.7 million of net favorable loss reserve development on prior accident years which was primarily concentrated in our general liability, workers compensation, surety and commercial automobile lines. We also experienced increased non-catastrophe current accident year property losses in 2017.

Included in losses and loss adjustment expense for the year ended December 31, 2016 was $14.2 million in catastrophe losses from Hurricane Matthew, the Louisiana floods and various storm activity in the United States. Offsetting the catastrophe losses was $35.9 million of net favorable loss reserve development on prior accident years primarily attributable to favorable development in our commercial automobile, workers compensation, surety and commercial multiple peril lines, partially offset by unfavorable development in our general liability lines.

Included in losses and loss adjustment expense for the year ended December 31, 2015 was $10.7 million in catastrophe losses from storm activity in the United States. Offsetting the catastrophe losses was $23.0 million of net favorable loss reserve development on prior accident years primarily due to favorable development in the general liability, commercial auto liability and surety lines, partially offset by unfavorable development in the commercial multiple peril and workers compensation lines.

Underwriting, Acquisition and Insurance Expenses

The increase in the expense ratio for the year ended December 31, 2017 as compared to the same period in 2016 was primarily attributable to higher acquisition expenses due to changes in certain reinsurance agreements and programs that resulted in declines in ceding commissions and fronting fees earned, as well as increased non-acquisition expenses. The increase in non-acquisition expenses was primarily attributable to higher information technology and occupancy costs. The expense ratios for the years ended December 31, 2016 and December 31, 2015 were consistent at 31.9% and 31.8%, respectively.

Fee and Other Income/Expense

Fee and other income, and the associated fee and other expense, decreased for the year ended December 31, 2017 as compared to the same period in 2016 primarily due to closing a transaction in the third quarter of 2017 related to transferring to a third party the distribution rights and operations of certain business managed on behalf of unaffiliated insurance companies, as the fee income and expense related to this program were previously recorded as part of our fee and other income and expense, respectively. The decrease in fee and other income in 2017 was net of the $8.5 million gain recognized upon the completion of this transaction. Fee and other income increased for the year ended December 31, 2016 as compared to the same period ended 2015 due to the recognition of a $1.7 million gain on the sale of certain business units. The decline in fee and other expenses was primarily attributable to certain programs that were previously non-risk bearing converting to risk bearing programs.

International Operations

The following table summarizes the results of operations for the International Operations segment:

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Gross written premiums	$1,187.3	$886.8	$866.4
Earned premiums	$635.8	$560.9	$556.1
Losses and loss adjustment expenses	504.8	324.0	286.4
Underwriting, acquisition and insurance expenses	242.2	211.1	220.4
Underwriting (loss) income	(111.2)	25.8	49.3
Net investment income	32.7	28.7	20.3
Interest expense	(9.7)	(5.3)	(5.6)
Fee and other income	3.7	3.1	3.2
Fee and other expense	(2.2)	(0.7)	(2.8)
(Loss) income before income taxes	$(86.7)	$51.6	$64.4
Loss ratio	79.4%	57.8%	51.5%
Expense ratio	38.1%	37.6%	39.6%
Combined ratio	117.5%	95.4%	91.1%
Loss reserves at December 31	$1,723.0	$1,031.5	$928.7

Gross Written and Earned Premiums

Gross written and earned premiums by our four primary insurance lines were as follows:

	For the Years Ended December 31,
	2017		2016		2015
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned	Gross Written	Net Earned
Property	$442.6	$224.3	$321.9	$205.6	$307.1	$199.7
Liability	162.6	79.6	145.5	86.2	151.0	86.8
Professional	169.7	100.9	159.1	102.7	153.8	100.5
Specialty	412.4	231.0	260.3	166.4	254.5	169.1
Total	$1,187.3	$635.8	$886.8	$560.9	$866.4	$556.1

Ariel Re contributed $298.1 million of gross written premiums and $123.3 million of earned premiums for the year ended December 31, 2017.

Property

The increase in gross written and earned premiums for the year ended December 31, 2017 as compared to the same period in 2016 was due to premiums written by Ariel Re and Argo Re, partially offset by planned premium reductions within Syndicate 1200. Ariel Re’s property business contributed $161.0 million and $64.5 million of gross written and earned premiums, respectively, while the growth at Argo Re was driven by reinstatement premiums received as a result of catastrophe activity during the year. Partially offsetting these increases were reduced gross written and earned premiums in Syndicate 1200 due to the combination of changes in our risk appetite, reducing exposures as part of our overall underwriting corrective actions following recent elevated loss activity. In addition, our ownership percentage for Syndicate 1200 decreased to 46.0% in 2017 as compared to 53.5% in 2016. Earned premiums were also reduced by $30.5 million during the year ended December 31, 2017 due to the previously mentioned reinsurance premium adjustments associated with the third quarter 2017 catastrophe events and additional group reinsurance contracts purchased in connection with risk management activities following the acquisition of Ariel Re.

The increase in gross written and earned premiums for the year ended December 31, 2016 as compared to the same period in 2015 was primarily attributable to growth in our Lloyd’s Syndicate 1200 driven by the addition of a new international direct and facultative property line in 2016, as well as growth in Asia following the startup of those operations in 2015.

Liability

The increase in gross written premiums for the year ended December 31, 2017 as compared to the same period in 2016 was primarily attributable to growth in our Bermuda casualty business due to the introduction of new products and a rate increase on a large policy that renewed during the third quarter of 2017. We also experienced growth from our European operations where we diversified and expanded our liability business in 2017. The decline in earned premiums for the year ended December 31, 2017 as compared to the same period in 2016 was primarily attributable to changes to the reinsurance structure in 2017, whereby we increased the amount of premiums we cede to external reinsurers.

The decline in gross written and earned premiums for the year ended December 31, 2016 as compared to the same period in 2015 was primarily attributable to our Lloyd’s Syndicate 1200 where we reduced our ownership participation in 2016 as compared to 2015 and materially reduced exposures in international general liability business, as we reduced exposures for underperforming classes of business.

Professional

The increase in gross written premiums for professional lines for the year ended December 31, 2017 as compared to the same period in 2016 was primarily attributable to growth in our Bermuda, Brazil and European professional lines. Growth in Bermuda professional was driven by new wage and hour and cyber accounts. In Europe, gross written premiums increased due to new business in the German market, as well as capitalizing on additional cyber and directors and officers opportunities in the United Kingdom. Our Brazil business experienced growth through our digital platform. Earned premiums were slightly lower for the year ended December 31, 2017 as compared to the same period in 2016 primarily due to increased ceded reinsurance and the reduction in our ownership participation in Syndicate 1200. For the year ended December 31, 2017, Ariel Re’s professional lines business contributed $2.1 million and $0.5 million of gross written and earned premiums, respectively

The increase in gross written and earned premiums for the year ended December 31, 2016 as compared to the same period in 2015 was primarily attributable to growth in our Bermuda operation as a result of new and expanded business, as well as additional premium coming from our European and Brazil platforms.

Specialty

The increase in gross written and earned premiums for the year ended December 31, 2017 as compared to the same period in 2016 was primarily attributable to premiums written by Ariel Re. For the year ended December 31, 2017, Ariel Re contributed specialty lines gross written and earned premiums of $135.0 million and $58.3 million, respectively. Additionally, gross written and earned premiums were favorably impacted by increases within the surety and marine liability lines. Partially offsetting these increases were planned reductions in the aerospace division, and offshore energy due to continuing soft market conditions.

The increase in gross written premiums for the year ended December 31, 2016 as compared to the same period in 2015 was primarily attributable to growth in new lines including marine liability, political risks and contingency. We also saw growth in yachts and hull business, as new underwriters were added to the team during 2016. These increases were partially offset by our reduced ownership participation in Syndicate 1200 in 2016. Earned premiums were relatively flat for the comparative periods.

Loss and Loss Adjustment Expenses

The increase in the loss ratio for the year ended December 31, 2017 as compared to the same period in 2016 was primarily attributable to increased catastrophe losses concentrated in the second half of 2017, higher than anticipated non-catastrophe current accident year losses and net unfavorable development on prior accident year loss reserves in 2017. The increase in the loss ratio for the year ended December 31, 2016 as compared to the same period in 2015 was primarily attributable to increased catastrophe losses.

Included in losses and loss adjustment expense for the year ended December 31, 2017 was $107.6 million related to Ariel Re. Net catastrophe losses for the year ended December 31, 2017 (including Ariel Re) totaled $110.4 million, attributable to Hurricanes Harvey, Irma and Maria, the California wildfires, other storms primarily in the United States and the Mexican earthquakes. Losses and loss adjustment expenses also included $13.2 million of net unfavorable loss reserve development on prior accident years, concentrated in the property and liability lines, primarily due to the first quarter 2017 Ogden rate change and newly reported claims from Hurricane Matthew. Partially offsetting this unfavorable development was favorable development on the property reinsurance lines.

Included in losses and loss adjustment expense for the year ended December 31, 2016 was $49.7 million in catastrophe losses primarily from Hurricane Matthew, the Louisiana floods, other storm activity in the United States, the Alberta wildfires and the Taiwan and New Zealand earthquakes. Partially offsetting these catastrophe losses was $16.0 million of net favorable loss reserve development on prior accident years, primarily attributable to the property reinsurance lines, as well as general liability and property facultative business underwritten by our Lloyd’s Syndicate 1200.

Included in losses and loss adjustment expense for the year ended December 31, 2015 was $14.2 million in catastrophe losses resulting from the Tianjin explosion and other storms primarily in the United States. Offsetting the catastrophe losses was $18.0 million in net favorable loss reserve development on prior accident years, primarily attributable to general liability lines, various liability lines underwritten by our Lloyd’s Syndicate 1200 and the property reinsurance lines.

Underwriting, Acquisition and Insurance Expenses

The increase in the expense ratio for the year ended December 31, 2017 as compared to the same period in 2016 was due in large part to the aforementioned $30.5 million reduction to earned premiums for catastrophe-related reinsurance premium adjustments and additional group reinsurance contracts purchased in connection with risk management activities following the acquisition of Ariel Re. These adjustments increased the expense ratio by 1.7 percentage points. Ariel Re contributed $31.6 million in underwriting expenses for the year ended December 31, 2017.

The decline in the expense ratio for the year ended December 31, 2016 as compared to the same period in 2015 was primarily attributable to reduced compensation related expenses partially offset by increased acquisition cost resulting from higher broker expenses due to the competitive Lloyd’s market conditions.

Fee and Other Income/Expense

Fee and other income represents amounts we receive in connection with the management of third party capital for our underwriting Syndicates at Lloyd’s. Fee and other income increased for the year ended December 31, 2017 as compared to the same period ended 2016 primarily due to fee income earned by Ariel Re’s Syndicate 1910, as well as additional fee income earned by Syndicate 1200 due to the increase in ownership participation by third party capital providers in 2017.

The increase in fee and other expenses for the year ended December 31, 2017 as compared to the same period in 2016 is primarily due to the costs incurred in 2017 associated with the startup of our digital affinity group business. In addition, the reduction to profit commissions payable to trade capital providers were less than in 2017 when compared to the reductions in 2016. These reduced profit commissions for the year ended December 31, 2016 were also the primary driver behind the decline in fee and other expenses as compared to the same period in 2015.

Run-off Lines

The following table summarizes the results of operations for the Run-off Lines segment:

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Earned premiums	$(0.1)	$0.4	$0.4
Losses and loss adjustment expenses	17.3	18.6	8.6
Underwriting, acquisition and insurance expenses	8.3	6.9	5.9
Underwriting loss	(25.7)	(25.1)	(14.1)
Net investment income	9.3	11.3	8.1
Interest expense	(1.5)	(1.4)	(1.4)
Loss before income taxes	$(17.9)	$(15.2)	$(7.4)

Earned premiums for the years ended December 31, 2017, 2016 and 2015 were primarily attributable to final audits, reinstatement premiums and other adjustments on policies previously underwritten.

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

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses for the year ended December 31, 2017 included $17.3 million of net unfavorable loss reserve development on prior accident years driven by $13.6 million for our asbestos exposure due to increasing defense costs and an increase in the time claims remain open, and $5.9 million in other run-off lines, partially offset by net favorable loss reserve development on prior accident years of $2.2 million for the run-off risk management lines.

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

	For the Years Ended December 31,
	2017		2016		2015
(in millions)	Gross	Net	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$48.4	$40.6	$46.4	$43.5	$53.9	$50.4
Incurred losses	12.8	15.4	16.0	10.9	6.3	4.3
Losses paid	(5.3)	(8.8)	(14.0)	(13.8)	(13.8)	(11.2)
Loss reserves - asbestos and environmental, end of year	55.9	47.2	48.4	40.6	46.4	43.5
Risk management reserves	219.6	136.9	236.9	148.0	252.2	156.7
Run-off reinsurance reserves	1.8	1.8	1.9	1.9	3.0	3.0
Other run-off lines	4.6	4.6	3.7	3.7	4.7	4.3
Total loss reserves - Run-off Lines	$281.9	$190.5	$290.9	$194.2	$306.3	$207.5

The following table represents the components of gross loss reserves for the Run-off Lines:

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Asbestos:
Direct
Case reserves	$2.1	$2.8	$2.0
Unallocated loss adjustment expense ("ULAE")	0.5	0.5	0.5
Incurred but not reported (“IBNR”)	18.8	12.1	8.2
Total direct written reserves	21.4	15.4	10.7
Assumed domestic
Case reserves	9.8	10.5	12.2
ULAE	0.8	0.8	0.8
IBNR	13.7	10.5	13.7
Total assumed domestic reserves	24.3	21.8	26.7
Assumed London
Case reserves	2.3	3.3	4.0
ULAE	—	—	—
IBNR	0.6	1.4	1.4
Total assumed London reserves	2.9	4.7	5.4
Total asbestos reserves	48.6	41.9	42.8
Environmental reserves	7.3	6.5	3.6
Risk management reserves	219.6	236.9	252.2
Run-off reinsurance reserves	1.8	1.9	3.0
Other run-off lines	4.6	3.7	4.7
Total loss reserves - Run-off Lines	$281.9	$290.9	$306.3

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

The following table represents a reconciliation of the number of asbestos and environmental claims outstanding:

	For the Years Ended December 31,
	2017	2016	2015
Open claims, beginning of the year	964	1,111	1,275
Claims closed during the year	204	280	278
Claims opened during the year	86	133	114
Open claims, end of the year	846	964	1,111

The following table represents gross payments on asbestos and environmental claims:

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Gross payments on closed claims	$5.0	$8.6	$7.2
Gross payments on open claims	0.3	5.5	6.6
Total gross payments	$5.3	$14.1	$13.8

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

Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the Run-off Lines segment consists primarily of administrative expenses. Underwriting expense for the year ended December 31, 2017 was unfavorably impacted by increased overhead expenses and policyholder dividends. Underwriting expense for the year ended December 31, 2016 was favorably impacted by reduced policyholder dividends and outside services fees, as well as a reduction in bad debt expenses due to the collection of a premiums receivable balance that was previously written off. Underwriting expense for the year ended December 31, 2015 was favorably impacted by a $2.3 million reduction in the premiums and insolvency assessment accruals.

Liquidity and Capital Resources

The primary sources of our cash flows are premiums, reinsurance recoveries, proceeds from sales and redemptions of investments and investment income. The primary cash outflows are claim payments, loss adjustment expenses, reinsurance costs, underwriting, acquisition and insurance expenses, and income taxes. Management believes that cash receipts from premiums, proceeds from investment sales and redemptions and investment income are sufficient to cover cash outflows in the foreseeable future. We believe we have access to additional sources of liquidity should the need for additional cash arise.

Cash provided by operating activities can fluctuate due to timing difference in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the years ended December 31, 2017, 2016 and 2015, cash provided by operating activities was $165.0 million, $182.0 million and $283.2 million, respectively. The decrease in cash flows provided by operating activities in 2017 compared to 2016 and in 2016 compared to 2015 was driven by the timing of reinsurance recoveries and premium cash receipts in the respective periods.

For the years ended December 31, 2017, 2016 and 2015, net cash used in investing activities was $121.3 million, $145.1 million and $193.6 million, respectively. Included in cash used in investing activities in 2017 was the $235.3 million cash outflow related to the purchase of Maybrooke, net of $130.1 million of cash acquired. The decrease in cash used in investing from 2016 to 2017 was mainly the result of the increase in the proceeds from sales of fixed maturities and short-term investments, partially offset by an increase in cash used to purchase equity investments. The decrease in cash flows used in investing activities from 2015 to2016 was mainly the result of maturities and sales of fixed maturity investments and equity securities, partially offset by an increase in cash used to purchase fixed maturities and short-term investments. Included in purchases of fixed assets for the year ended December 31, 2015 was $42.0 million associated with the acquisition of real estate holdings, which were purchased on our behalf by a third-party intermediary using funds held in escrow from the fourth quarter 2014 sale of the Torrance, California real estate holdings, as previously disclosed in our December 31, 2014 Form 10-K. As of December 31, 2017, 2016 and 2015, $368.5 million, $405.5 million, and $210.8 million, respectively, of the investment portfolio were invested in short-term investments.

For the years ended December 31, 2017, 2016 and 2015, net cash provided by (used in) financing activities was $48.0 million, ($72.7) million, and ($50.6) million, respectively. During 2017, 2016 and 2015, we repurchased approximately 0.8 million, 0.8 million and 0.6 million shares, respectively, of our common shares for a total cost of $45.2 million, $47.1 million and $29.7 million, respectively. We paid dividends to our shareholders totaling $33.2 million, $26.6 million and $22.7 million during the years ended December 31, 2017, 2016 and 2015, respectively.

Argo Group and its other holding company subsidiaries are dependent on dividends and other permitted payments from their insurance and reinsurance subsidiaries to pay cash dividends to their shareholders, for debt service and for their operating expenses. The ability of our insurance and reinsurance subsidiaries to pay dividends to us is subject to certain restrictions imposed by the jurisdictions of domicile that regulate our immediate insurance and reinsurance subsidiaries and each jurisdiction has calculations for the amount of dividends that an insurance and reinsurance company can pay without the approval of the insurance regulator.

In addition, our ability to receive dividends from our downstream subsidiaries is subject to the ability of each parent corporation within the corporate ownership structure to receive dividends from its respective subsidiary(ies) based upon the subsidiary’s domiciliary regulations. Argo Re is the primary direct subsidiaries of Argo Group and are subject to Bermuda insurance laws. As part of the Maybrooke liquidation, Ariel Re Insurance, Ltd. was merged into Argo Re, Ltd effective December 31, 2017 (see Note 2, “Acquisition of Maybrooke”). Argo Ireland is indirectly owned by Argo Re and is a mid-level holding company subject to Irish laws, and its primary subsidiary is Argo Group US, Inc. Argo Group US, Inc. is a mid-level holding company subject to Delaware laws. Argo Group US, Inc. is the parent of all of our U.S. insurance subsidiaries.

Argo Group and Argo Group US did not receive dividends from their subsidiaries in 2017.

The payment of dividends by Argo Re is limited under Bermuda insurance laws which require Argo Re to maintain certain measures of solvency and liquidity. As of December 31, 2017, the unaudited statutory capital and surplus of Argo Re was $1,694.4 million, and the amount required to be maintained was $403.8 million, thereby allowing Argo Re the potential to pay dividends or capital distributions within the parameters of the solvency and liquidity margins. We believe that the dividend and capital distribution capacity of Argo Re will provide us with sufficient liquidity to meet the operating and debt service commitments, as well as other obligations.

During 2018, Argo Group US, Inc. may be permitted to receive dividends from its subsidiaries as follows: Argonaut Insurance Company – $87.3 million and Rockwood – $33.2 million. Business and regulatory considerations may impact the amount of dividends actually paid and prior approval of dividend payments may be required.

Effective February 6, 2017, we completed the acquisition of Maybrooke Holdings, S.A. for $235.3 million. We drew $125.0 million under our Credit Agreement in order to help fund the acquisition and paid the remaining $110.3 million with available cash on hand. In addition to the cash needs related to this acquisition, we will have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations will come primarily from parent company cash, dividends and other payments from our insurance company subsidiaries.

On March 3, 2017, each of Argo Group, Argo Group US, Inc., Argo International Holdings Limited, and Argo Underwriting Agency Limited (the “Borrowers”) entered into a $325.0 million credit agreement (“Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement replaced and terminated the original $175.0 million credit agreement. The Credit Agreement provides for a $200.0 million revolving credit facility with a maturity date of March 3, 2022 unless extended in accordance with the terms of the Credit Agreement. In addition, the Credit Agreement includes a $125.0 million term loan borrowing, which Argo Group used to pay off in its entirety the $125.0 million borrowing drawn on January 31, 2017 under the prior credit agreement to help fund the acquisition of Maybrooke. At December 31, 2017, the $125.0 million drawn on this term loan remained outstanding, with a maturity date of March 3, 2019. The term loan bears interest based on a variable rate, which resets and is payable based on reset options we select pursuant to the terms of the Credit Agreement. As of December 31, 2017, the interest rate on this debt was equal to the two-month LIBOR (1.44% at December 31, 2017) plus 150 basis points, or 2.94%.

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

Included in the Credit Agreement is a provision that allows up to $200.0 million of the revolving credit facility to be used for letters of credit (“LOCs”), subject to availability. As of December 31, 2017, there were no borrowings outstanding and $0.5 million in LOCs against the revolving credit facility.

LOCs have been filed with Lloyd’s by trade capital providers as part of the terms of whole account quota share reinsurance contracts entered into by the trade capital providers. In the event such LOCs are funded, the outstanding balance would be the responsibility of the trade capital providers.

Under certain insurance programs (i.e., large deductible programs and surety bonds) and various reinsurance agreements, collateral and LOCs are held for our benefit to secure performance of insureds and reinsurers in meeting their obligations. At December 31, 2017, the amount of such collateral and LOCs held under insurance and reinsurance agreements were $841.9 million and $904.8 million, respectively. Collateral can be provided in the form of trust accounts. As we are the beneficiary of these trust accounts only to secure future performance, these amounts are not reflected in our Consolidated Balance Sheets. Collateral provided by an insured or reinsurer may exceed or fall below their total outstanding obligation.

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

A summary of our outstanding junior subordinated debentures at December 31, 2017 is presented below:

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at December 31, 2017	Amount
Argo Group
05/15/2003	PXRE Capital Statutory Trust II	05/15/2033	3M LIBOR + 4.10%	5.52%	$18.1
11/06/2003	PXRE Capital Trust VI	09/30/2033	3M LIBOR + 3.90%	5.59%	10.3
Argo Group US
05/15/2003	Argonaut Group Statutory Trust I	05/15/2033	3M LIBOR + 4.10%	5.52%	15.5
12/16/2003	Argonaut Group Statutory Trust III	01/08/2034	3M LIBOR + 4.10%	5.46%	12.3
04/29/2004	Argonaut Group Statutory Trust IV	04/29/2034	3M LIBOR + 3.85%	5.27%	13.4
05/26/2004	Argonaut Group Statutory Trust V	05/24/2034	3M LIBOR + 3.85%	5.30%	12.3
05/12/2004	Argonaut Group Statutory Trust VI	05/12/2034	3M LIBOR + 3.80%	5.40%	13.4
09/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M LIBOR + 3.60%	5.19%	15.5
09/22/2004	Argonaut Group Statutory Trust VIII	09/22/2034	3M LIBOR + 3.55%	5.21%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M LIBOR + 3.60%	5.19%	15.5
09/15/2005	Argonaut Group Statutory Trust X	09/15/2035	3M LIBOR + 3.40%	4.99%	30.9
	Total Outstanding				$172.7

Unsecured junior subordinated debentures with a principal balance of $91.8 million were assumed through the acquisition of Maybrooke (“the Maybrooke debt”). As part of the liquidation of the Maybrooke holding company and the organizational restructuring of its former subsidiary companies, the acquired debt was ultimately assigned to Argo Re and is carried on our consolidated balance sheet at $83.9 million, which represents the debt’s fair value at the date of acquisition plus accumulated accretion of discount to par value, as required by accounting for business combinations under ASC 805 (see Note 2, “Acquisition of Maybrooke”). At December 31, 2017, the Maybrooke debt was eligible for redemption at par. Interest accrues on the Maybrooke debt based on a variable rate, which is reset quarterly. Interest payments are payable quarterly. A summary of the terms of the Maybrooke debt outstanding at December 31, 2017 is presented below:

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2017	Principal at December 31, 2017	Carrying Value at December 31, 2017
9/15/2007	9/15/2037	3 month LIBOR + 3.15%	4.74%	$91.8	$83.9

We assumed debt through the acquisition of Syndicate 1200. These notes are unsecured. All are redeemable subject to certain terms and conditions at a price up to 100% of the principal plus accrued and unpaid interest. Interest on the U.S. Dollar and Euro notes is due semiannually and quarterly, respectively. A summary of the notes outstanding at December 31, 2017 is presented below:

(in millions)
Issue Date	Currency	Maturity	Rate Structure	Interest Rate at December 31, 2017	Amount
12/08/2004	U.S. Dollar	11/15/2034	6 month LIBOR + 4.2%	5.66%	$6.5
09/06/2005	Euro	08/22/2035	3 month LIBOR + 4.0%	3.67%	14.1
10/31/2006	U.S. Dollar	01/15/2036	6 month LIBOR + 4.0%	5.46%	10.0
10/31/2006	Euro	11/22/2036	3 month LIBOR + 4.0%	3.67%	12.4
06/08/2007	Euro	09/15/2037	3 month LIBOR + 3.9%	3.57%	15.9
					$58.9

Throughout 2017, 2016 and 2015, we had no preferred shares outstanding.

For the year ended December 31, 2017, our Board declared quarterly dividends in the aggregate amount of $1.08 per share. Cash dividends paid for the year ended December 31, 2017 totaled $33.2 million. On February 20, 2018, our Board declared a quarterly cash dividend in the amount of $0.27 on each share of common stock outstanding. The dividend will be paid on March 23, 2018 to our shareholders of record on March 7, 2018. In addition, our Board declared a 15% stock dividend, payable on March 21, 2018, to shareholders of record at the close of business on March 7, 2018. The cash dividend will be paid on the adjusted number of common shares outstanding. The declaration and payment of future dividends to our shareholders is at the discretion of our Board and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by our Board.

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

On May 3, 2016, our Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous repurchase authorizations. As of December 31, 2017, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $85.0 million.

We invest excess cash in a variety of investment securities. As of December 31, 2017, our investment portfolio consisted of 70.5% fixed maturities, 10.3% equity securities, 11.4% other investments 7.8% short-term investments (based on fair value) compared to 67.9% fixed maturities, 10.3% equity securities, 12.4% other investments and 9.4% short-term investments as of December 31, 2016. We classify the majority of our investment portfolio as available-for-sale; resulting in these investments being reported at fair market value with unrealized gains and losses, net of tax, being reported as a component of shareholders’ equity. At December 31, 2017, no investments were designated as trading. No issuer (excluding United States Government and United States Governmental agencies) of fixed maturity or equity securities represents more than 5.1% of shareholders’ equity at December 31, 2017.

Our insurance and reinsurance subsidiaries require liquidity and adequate capital to meet ongoing obligations to policyholders and claimants and fund operating expenses. During the year ended December 31, 2017, cash flow provided by operations was $165.0 million. Based on current premium volumes and other measures of capital deployed in our business, we determined we had excess capital and, therefore, returned capital to our shareholders through the share buy-back program and through dividend payments to our shareholders. We believe our liquidity generated from operations and, if required, from our investment portfolio, will be sufficient to meet our obligations for the foreseeable future. We believe we have access to various sources of liquidity including cash, investments and the ability to borrow under our revolving credit facility.

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

Off-Balance Sheet Arrangements

We have committed to invest up to a total of $454.7 million in a series of hedge funds, private equity and long only funds, of which $324.8 million was funded and included in Other invested assets in our consolidated balance sheet. As of December 31, 2017, we have a remaining obligation to the private equity partnerships to invest up to an additional $129.9 million, which can be called at any time. We have not recorded this commitment in our consolidated financial statements. The investment will be recorded at such time as the capital partnership requires the additional investment. Additionally, we have not recorded the liabilities for our operating leases in our consolidated financial statements.

Other than as described in the immediately preceding paragraph, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K at December 31, 2017.

Contractual Obligations

Our estimated contractual obligations and commitments as of December 31, 2017 were as follows:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Thereafter
Long-term debt:
Junior subordinated debentures (1)	$411.8	$13.6	$27.3	$28.8	$342.1
Senior unsecured fixed rate notes (2)	375.0	9.3	18.7	18.7	328.3
Floating rate loan stock (3)	103.9	2.5	4.9	4.9	91.6
Term Loan (4)	129.3	3.7	125.6	—	—
Note payable	0.6	—	0.6	—	—
Operating leases	111.1	16.2	24.4	17.7	52.8
Purchase obligations (5)	58.2	17.8	28.5	11.9	—
Other long-term liabilities:
Claim payments (6)	4,201.0	1,392.4	1,468.5	630.1	710.0
Multi-year reinsurance contract (7)	82.5	27.5	55.0	—	—
Partnership commitments (8)	129.9	129.9	—	—	—
Total contractual obligations	$5,603.3	$1,612.9	$1,753.5	$712.1	$1,524.8

(1)	Interest only on Junior Subordinated Debentures through 2037. Interest calculated based on the rate in effect at December 31, 2017. Principal due beginning May 2033.
(2)	Interest only on Senior Unsecured Fixed Rate Notes through 2042. Interest calculated based on the rate in effect at December 31, 2017. Principal due September 2042.
(3)	Interest only on Floating Rate Loan Stock through 2034. Interest calculated based on the rate in effect at December 31, 2017. Principal due beginning November 2034.
(4)	Interest only on Term Loan through 2019. Interest calculated based on the rate in effect at December 31, 2017. Principal due March 2019.
(5)	Purchase obligations consist primarily of software, hardware and equipment servicing and software licensing fees.
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

The relevant factors and methodologies used to estimate loss reserves vary significantly by product line due to differences in loss exposure and claim complexity. Much of our business is underwritten on an occurrence basis, which can lead to a significant time lag between the event that gives rise to a claim and the date on which the claim is reported to us. Additional time may be required to resolve the claim once it is reported to us. During these time lags, which can span several years for complex claims, new facts and information specific to the claim become known to us. In addition, general econometric and societal trends including inflation may change.  Any one of these factors may require us to refine our loss reserve estimates on a regular basis. We apply a strict regimen to assure that review of these facts and trends occurs on a timely basis so that this information can be factored into our estimate of future liabilities. However, due to the number and potential magnitude of these variables, actual paid losses in future periods may differ materially from our estimates as reflected in current reserves. These differences can be favorable or unfavorable. A more precise estimation of loss reserves is also hindered by the effects of growth in a line of business and uncertainty as to how new business performs in relation to expectations established through analysis of the existing portfolio. In addition to reserving for known claim events, we also establish loss reserves for IBNR. Loss reserves for IBNR are set using our actuarial estimates for events that have occurred as of the balance sheet date but have not yet been reported to us. Estimation of IBNR loss reserves is subject to significant uncertainty.

Following is a summary of gross and net loss reserves we recorded by line of business:

	December 31, 2017		December 31, 2016
(in millions)	Gross	Net	Gross	Net
General liability	$1,681.0	$1,142.1	$1,529.7	$1,028.9
Workers compensation	566.9	308.7	571.3	312.9
Special property	411.8	80.9	15.2	10.8
Syndicate 1200 liability	329.5	196.4	323.3	198.1
Commercial multi-peril	237.0	147.5	270.6	156.6
Syndicate 1200 property	194.4	104.2	107.9	72.8
Reinsurance - nonproportional assumed property	167.9	80.7	99.9	65.6
Syndicate 1200 marine & energy	152.7	99.5	84.8	53.8
Commercial auto liability	113.2	99.9	123.7	113.6
Syndicate 1200 Aerospace	107.5	44.2	33.2	23.7
Fidelity/Surety	58.8	44.1	48.5	38.4
All other lines	180.3	139.9	142.7	105.0
Total reserves	$4,201.0	$2,488.0	$3,350.8	$2,180.2

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

Each business segment is analyzed individually, with development characteristics for each short-tail and long-tail line of business identified and applied accordingly.  In comparing loss reserve methods and assumptions used at December 31, 2017 as compared with methods and assumptions used at December 31, 2016, management has not changed or adjusted methodologies or assumptions in any significant manner.

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

Recorded gross reserves for general liability were $1,681.0 million, with approximately 3% of that amount related to run-off asbestos and environmental exposures as of December 31, 2017. For general liability losses relating to ongoing operations, reported loss development patterns are a key assumption for this line of business. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g., construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. We have reviewed the historical variation in reported loss development patterns for general liability losses deriving from continuing operations. If the reported loss development patterns change by 10%, a change that we have experienced in the past and that management considers possible, the estimated net reserve could change by $75.0 million, in either direction.

Similar to general liability, commercial multiple peril reserves are affected by reported loss development pattern assumptions.  Recorded gross reserves for commercial multiple peril business were $237.0 million as of December 31, 2017. If the development patterns underlying our net reserves for this line of business change by 10%, the estimated net reserve could change by $10.0 million, in either direction.

Recorded gross reserves for workers compensation were $566.9 million as of December 31, 2017. The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation.  Loss development patterns are dependent on medical cost inflation. Approximately 55% of the workers compensation net reserves are related to future medical costs. A review of National Council on Compensation Insurance data suggests that the annual growth in industry medical claim costs has varied from -2% to +13% since 1991. Across the entire reserve base, a 1% change in calendar year medical inflation could change the estimated net reserve by $15.0 million, in either direction.

Recorded gross reserves for commercial auto liability were $113.2 million as of December 31, 2017. A key assumption for commercial lines auto liability is the annual loss cost trend, particularly the severity trend component of loss costs. A 3% change in assumed annual severity is within the range of our historical experience and which management considers possible. A 3% change in assumed annual severity could change the estimated net reserve by $15.0 million, in either direction.

Recorded gross reserves for our Lloyd’s Syndicate 1200 business were $849.1 million as of December 31, 2017. Estimation of our international liability reserves are subject to late emergence and mix shifts between smaller, more routine claims and larger, more complex claims.  Our international property reserves are analyzed by the characteristics of the underlying exposures. Property loss reserves are characterized by relatively short periods between occurrence, reporting, determination of coverage and ultimate claims settlement.  These property loss reserves tend to be the most predictable. Catastrophic loss reserves tend to exhibit more volatility due to the nature of the underlying loss event which may cause delays and complexity in estimating ultimate loss exposure.

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

Loss Reserve Estimation Variability

After reviewing the output from various loss reserving methodologies, we select our best estimate of reserves. We believe that the aggregate loss reserves at December 31, 2017 were adequate to cover claims for losses that have occurred, including both known claims and claims yet to be reported. As of December 31, 2017, we recorded gross loss reserves of $4,201.0 million and loss reserves net of reinsurance of $2,488.0 million. Although our financial reports reflect our best estimate of reserves, it is unlikely that the final amount paid will exactly equal our best estimate. In order to provide an indication of the variability in loss reserve estimates, we develop reserve ranges by evaluating the variability implied by the results of the various methods and impact of changing the assumptions and factors used in the loss reserving process.

We estimate our range of reserves, net of reinsurance, at approximately $2,285.0 million to $2,750.0 million as of December 31, 2017. In determining this range, we evaluated the variability of the loss reserves for each of our major operating segments, comprising both ongoing operations and run-off businesses. Our estimated range does not make a specific provision for sources of unknown or unanticipated correlated events such as potential sources of liability not anticipated at the time coverage was afforded, such as asbestos.  These events in combination with other events which may not be contemplated by management in developing our range may cause reserves to develop either more or less favorably than indicated by assumptions that we consider reasonable.  This means that the range of reserve values does not represent the range of all possible favorable or unfavorable reserve outcomes, and actual ultimate paid losses may fall outside this range. No one risk factor has been isolated for the purpose of performing a sensitivity or variability analysis on that particular risk factor.

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

Valuation of Investments

Our investments in fixed maturities and stocks are classified as available-for-sale and reported at fair value under GAAP. Changes in the fair value of investments classified as available-for-sale are not recognized in income during the period, but rather are recognized as a separate component of shareholders’ equity until realized. Fair values of these investments are estimated using prices obtained from third-party pricing services, where available. For securities where we are unable to obtain fair values from a pricing service or broker, fair values are estimated using information obtained from investment advisors. Management performed several processes to ascertain the reasonableness of investment values included in our consolidated financial statements at December 31, 2017, including i) obtaining and reviewing internal control reports for our accounting service providers that obtain fair values from third-party pricing services, ii) discussing with our investment managers their process for reviewing and validating pricing obtained from outside services and obtained values for all securities from our investment managers and iii) comparing the security pricing received from the investment managers with the prices used in our consolidated financial statements and obtained additional information for variances that exceeded a certain threshold. As of December 31, 2017, investments classified as available-for-sale for which we did not receive a fair value from a pricing service or broker accounted for less than 1% of our investment portfolio. The actual value at which such securities could be sold or settled with a willing buyer or seller may differ from such estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller. Our investments in hedge and private equity funds and other private equity direct investments are accounted for under the equity method of accounting, with changes in the value of investments recognized in net investment income during the period. We have one available-for-sale private equity investment with changes in the value of investment recognized as a separate component of shareholders’ equity. We also have three small private equity investments accounted for at cost.

We regularly monitor the difference between the estimated fair values of our investments and their cost or book values to identify underperforming investments and whether declines in value are temporary in nature or “other-than-temporary.” If a decline in the value of a particular investment is believed to be temporary, the decline is recorded as an unrealized loss, net of tax, in other comprehensive income as a separate component of shareholders’ equity. If the decline is believed to be “other-than-temporary,” the carrying value of the investment is written down and recorded as a realized loss in our Consolidated Statements of Income. We evaluate our investments for impairment. For fixed maturities securities, the evaluation for a credit loss is generally based on the present value of expected cash flows of the security as compared to the amortized book value. For mortgage-backed securities, frequency and severity inputs are used in projecting future cash flows of the securities. Loss frequency is measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. Loss severity includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. For equity securities, the length of time and the amount of decline in fair value are the principal factors in determining other-than-temporary impairment. For the years ended December 31, 2017, 2016 and 2015, we recorded $2.5 million, $10.2 million and $11.9 million, respectively, of realized losses due to the recognition of other-than-temporary impairments.

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

The evaluation of the recoverability of our gross deferred tax asset and the need for a valuation allowance requires us to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the net deferred tax asset will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed.  At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized.  The valuation allowance is based on all available information including projections of future taxable income from each tax-paying component in each tax jurisdiction, principally derived from business plans and available tax planning strategies. If our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, an additional valuation allowance could become necessary, which could have a material adverse effect on our financial condition, results of operations, and liquidity.

On December 22, 2017, the TCJA was enacted. Among many changes resulting from TCJA, the new law (i) reduces the corporate tax rate to 21% effective January 1, 2018, (ii) eliminates the corporate alternative minimum tax for tax years beginning after December 31, 2017, (iii) allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (iv) modifies the computation of loss reserve discounting for tax purposes, (v) modifies the recognition of income rules by requiring the recognition of income for certain items no later than the tax year in which an item is taken into account as income on an applicable financial statement and (vi) significantly modifies the United States international tax system.

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

At December 31, 2017, we had goodwill of $161.4 million assigned to the following reporting units: U.S. Operations – $123.5 million, and International Operations – $37.9 million. Additionally, at December 31, 2017, we had other intangible assets totaling $96.8 million, including indefinite-lived intangible assets of $89.0 million relating to our Lloyd’s Syndicates 1200 and 1910, including $28.5 million recognized as part of the Maybrooke acquisition, as described in further detail in Note 3 “Acquisition of Maybrooke” in the Consolidated Financial Statements. Due to the nature of our Lloyd’s Syndicates’ business, for purposes of the annual impairment evaluation, we have aggregated the fair values between the indefinite-lived intangible asset and goodwill.

For purposes of evaluating goodwill for impairment, we determined that our reporting units are the same as our business segments because all components of each segment are similar and none of the components were determined to be separate reporting units. Additionally, each business segment has discrete financial information available that is regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated and to assess performance. We allocated the assets, including goodwill, and liabilities of our reporting units consistent with our business segment reporting and prior periods. No material changes in the accounting methodology used to evaluate goodwill were made during 2017.

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

For the years ended December 31, 2017, 2016 and 2015, all of our reporting units passed Step 1 of the goodwill impairment analysis as the fair value of each reporting unit was in excess of their carrying values.  Therefore, Step 2 of the goodwill impairment analysis was not required. Any decline in the fair value of these reporting units could result in the carrying value of the reporting unit being in excess of fair value, triggering Step 2 of the impairment testing model, which could result in an impairment of goodwill.

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

Our market capitalization has increased in 2017, as our stock has traded at or above book value in the fourth quarter of 2017. We considered the market capitalization as one of the data points in performing our annual impairment test. We consider the changes in our market capitalization to be primarily attributable to global financial market conditions, as well as current trends within the insurance industry. The valuation analysis discussed above supports our view that goodwill and other indefinite-lived intangible assets are not impaired at October 1, 2017. Through December 31, 2017, there have been no indicators of impairment of goodwill and other indefinite-lived intangible assets. During 2018, we will monitor relevant internal and external factors and their potential impact on the fair value of our reporting segments, and if required, we will update our impairment analysis.

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

We evaluated our definite lived intangibles for indicators of impairment. If indicators of impairment had been identified, we would have been required to test definite lived intangible assets for impairment. As of October 1, 2017, the testing date, no indicators of impairment were identified. Therefore, we were not required to test for impairment. As with the indefinite-lived intangible assets, we will continue to monitor for indicators of impairment and test as required.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We believe we are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk.

Interest Rate Risk

Our primary market risk exposure is the exposure of our fixed maturity investment portfolio to interest rate risk and the changes in interest rates.  Fluctuations in interest rates have a direct impact on the fair value of these securities. As interest rates rise, the fair value of our fixed maturity portfolio falls and the converse is also true. We manage interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates.  The model duration of the assets comprising our fixed maturity investment portfolio was 2.57 years and 2.58 years at December 31, 2017 and 2016, respectively.

Based upon a pricing model, we determine the estimated change in fair value of our fixed maturity and short-term investments assuming immediate parallel shifts in the U.S. Treasury yield curve while keeping spreads between the individual securities and treasuries static. The following tables present the estimated pre-tax impact on the fair value of our fixed maturity and short-term investments resulting from changes of 50 to 100 basis points in market rates at December 31, 2017 and 2016.

December 31, 2017
	-100	-50	Base	+50	+100
Market Yield	1.9%	2.2%	2.6%	3.0%	3.3%
Average Life (years)	3.0	3.0	3.1	3.1	3.2
Option Adjusted Duration (years)	2.1	2.1	2.1	2.2	2.2
Fair Value (in millions)	$3,824.0	$3,777.6	$3,711.9	$3,687.3	$3,640.0
Gain (Loss) (in millions)	$112.1	$65.7	$—	$(24.6)	$(72.0)

December 31, 2016
	-100	-50	Base	+50	+100
Market Yield	1.6%	1.9%	2.2%	2.6%	3.0%
Average Life (years)	2.9	2.9	3.0	3.0	3.0
Option Adjusted Duration (years)	2.1	2.1	2.1	2.1	2.1
Fair Value (in millions)	$3,444.5	$3,399.2	$3,337.9	$3,321.4	$3,286.1
Gain (Loss) (in millions)	$106.6	$61.3	$—	$(16.5)	$(51.8)

Credit Risk

We have exposure to credit risk on losses recoverable from reinsurers and receivables from insureds. Our controls to mitigate this risk include limiting our exposure to any one counterparty, evaluating the financial strength of our reinsurers, generally requiring minimum credit ratings and in certain cases receiving collateral from our reinsurers and insureds.

We also have exposure to credit risk in our investment holdings. Our risk management strategy and investment policy attempts to mitigate this risk by primarily investing in debt instruments of high credit quality issuers, limiting credit concentration, monitoring the credit quality of issuers and counterparties and diversifying issuers.  The weighted average rating of our fixed maturity investments was A+ with 88.3% and 87.1% rated investment grade or better (BBB- or higher) at December 31, 2017 and 2016, respectively.

Our portfolio includes alternative investments with a carrying value at December 31, 2017 and 2016 of $543.6 million and $535.0 million (11.5% and 12.4% of total invested assets) respectively.  These assets may invest in both long and short equities, corporate debt securities, currencies, real estate, commodities and derivatives. We attempt to mitigate our risk by selecting managers with extensive experience, proven track records and robust controls and processes.  We also mitigate our risk by diversifying through multiple managers and different types of assets and asset classes.

Equity Price Risk

We hold a diversified investment of equity securities with a fair value of $487.4 million and $447.4 million (10.3% and 10.4% of total invested assets) at December 31, 2017, respectively.  Our equity securities are exposed to equity price risk which is defined as the potential for loss in fair value due to a decline in equity prices. We believe our diversified portfolio of equity securities among various industries, market segments and company sizes mitigate our exposure to equity price risk.

Foreign Currency Risk

We have exposure to foreign currency risk in our insurance contracts, invested assets and to a lesser extent, a portion of our debt. We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance contracts that are payable in currencies other than the U.S. Dollar with investments that are denominated in such currencies.  We also use foreign exchange forward contracts to mitigate this risk.  We recognized $16.1 million and $23.3 million in losses from movements in foreign currency rates for the years ended December 31, 2017 and 2016, respectively.  We recognized $8.4 million in losses and $2.0 million in gains on our foreign currency forward contracts for the years ended December 31, 2017 and 2016, respectively.

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

On February 6, 2017, we completed the acquisition of Maybrooke Holdings, S.A., and its subsidiaries, including Ariel Reinsurance, Ltd. (collectively “Ariel Re”). As permitted, Ariel Re has been excluded from management’s assessment of internal control over financial reporting.

There were no changes in the internal control over financial reporting made during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

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

On February 6, 2017, we completed the acquisition of Maybrooke Holdings, S.A. As permitted by the Securities and Exchange Commission, management excluded the operations of Maybrooke Holdings, S.A. from our assessment of internal control over financial reporting as of December 31, 2017. The operations of Maybrooke Holdings, S.A. constituted approximately 7.2% of our consolidated revenues for the year ended December 31, 2017 and approximately 11.7% and 9.7% of our consolidated total and net assets, respectively, at December 31, 2017. The operations of Maybrooke Holdings, S.A. will be included in management’s assessment as of December 31, 2018. Refer to Note 2 to the consolidated financial statements for further discussion of this acquisition.

As of December 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (2013 framework). As a result of the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2017, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2017. The report, which expresses unqualified opinions on the effectiveness of our internal control over financial reporting as of December 31, 2017, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Ernst & Young LLP

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Argo Group International Holdings, Ltd.

Opinion on Internal Control over Financial Reporting

We have audited Argo Group International Holdings, Ltd. internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Argo Group International Holdings, Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 of the Company and our report dated February 27, 2018 expressed an unqualified opinion thereon.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Maybrooke Holdings, S.A., which is included in the 2017 consolidated financial statements of the Company and constituted 11.7% and 9.7% of total and net assets, respectively, as of December 31, 2017 7.2% of revenues, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Maybrooke Holdings, S.A.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

San Antonio, Texas

February 27, 2018

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference is the information appearing under the captions “Election of Directors,” “Named Executive Officers,” “Audit Committee,” “Audit Committee Financial Experts,” “Code of Business Ethics and Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed with the SEC relating to our Annual Meeting of Shareholders to be held on May 4, 2018.

Item 11. Executive Compensation

Incorporated herein by reference is the information appearing under the captions “Compensation of Executive Officers,” “Non-Employee Director Compensation” and “Human Resources Committee Interlocks and Insider Participation” in our Proxy Statement to be filed with the SEC relating to our Annual Meeting of Shareholders to be held on May 4, 2018.

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

The following table sets forth information as of December 31, 2017 concerning our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding, Warrants and Rights	Weighted-Average Per Share Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by shareholders:
Argo Group International Holdings, Ltd. Long-Term Incentive Plan	1,979,155	$35.40	2,293,343
Equity compensation plans not approved by shareholders	—	$—	—
Total	1,979,155	$35.40	2,293,343

Under the terms of the Long-Term Incentive Plans, only awards that are to be settled in shares are included in the totals above. At December 31, 2017, 167,296 cash-settled stock appreciation rights are issued and outstanding. Additional information relating to our equity compensation plans is included in Note 13, “Share-based Compensation” in the Notes to Consolidated Financial Statements.

Incorporated herein by reference is the information appearing under the caption “Security Ownership of Principal Stockholders and Management” in our Proxy Statement to be filed with the SEC relating to our Annual Meeting of Shareholders to be held on May 4, 2018.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated herein by reference is the information appearing under the captions “Human Resources Committee Interlocks and Insider Participation,” “Related Persons Transactions” and “Director Independence” in our Proxy Statement to be filed with the SEC relating to our Annual Meeting of Shareholders to be held on May 4, 2018.

Item 14. Principal Accounting Fees and Services

Incorporated herein by reference is the information appearing under the caption “Relationship with Independent Auditors” in our Proxy Statement to be filed with the SEC relating to our Annual Meeting of Shareholders to be held on May 4, 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

Selected Financial Data

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2017 and 2016

Consolidated Statements of Income

For the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

(a)	2. Financial Statement Schedules

Schedule II—Condensed Financial Information of Registrant

December 31, 2017 and 2016

Schedule III—Supplemental Insurance Information

For the Years Ended December 31, 2017, 2016 and 2015

Schedule V—Valuation and Qualifying Accounts

For the Years Ended December 31, 2017, 2016 and 2015

Schedule VI—Supplemental Information for Property-Casualty Insurance Companies

For the Years Ended December 31, 2017, 2016 and 2015

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

4.5	Form of 6.500% Senior Notes due September 15, 2042 (incorporated by reference to Exhibit 4.2 of Argo Group’s Form 8-A filed with the Securities and Exchange Commission on September 21, 2012).

10.1

Deed Poll Guarantee of Argo Group in respect of PXRE Reinsurance Ltd., dated as of September 1, 2002 (incorporated by reference to Exhibit 10.3a to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.2

Argo Group International Holdings, Ltd. 2007 Employee Share Purchase Plan (incorporated by reference to Exhibit 99.1 to Argo Group’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 10, 2007).*

10.2A

Argo Group International Holdings, Ltd. Employee Share Purchase Plan, amended and restated effective as of May 3, 2016 (incorporated by reference to Exhibit 10.1 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.3

Argo Group International Holdings, Ltd. 2007 Annual Incentive Compensation Plan (incorporated by reference to Appendix II to Argo Group’s Proxy Statement for the 2007 Annual General Meeting of Shareholders filed with the Securities and Exchange Commission on October 2, 2007).*

10.3A

Material Terms of the 2006 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.20 to Argonaut Group, Inc.’s Form 10-K filed with the Securities and Exchange Commission on March 1, 2007).*

10.4

Argo Group International Holdings, Ltd. 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to Argo Group’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 10, 2007).*

10.5

Argonaut Group, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Argo Group’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 29, 2007).*

10.6

Argonaut Group, Inc. Retirement Plan (incorporated by reference to Exhibit 10.2 to Argonaut Group, Inc.’s Form 10 Registration Statement dated September 3, 1986, filed with the Securities and Exchange Commission on September 4, 1986).* (P)

1.

Argo Group and its subsidiary, Argo Group US, Inc., have several series of outstanding junior subordinated debentures as described in the footnotes to our consolidated financial statements filed with our Annual Report on Form 10-K.  We will provide the SEC with copies of the instruments governing such junior subordinated debentures upon the SEC’s request in accordance with Regulation S-K Item 601(b)(4)(iii)(A).

Exhibit Number	Description

10.7	401(k) Retirement Savings Plan (incorporated by reference to the Exhibit 10.4 to Argonaut Group, Inc.’s Form 10-K filed with the Securities and Exchange Commission on February 28, 1989).* (P)

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

10.9A

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

10.19	Form of Cash-Settled Share Appreciation Rights Agreement (incorporated by reference to Exhibit 10.2 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*

10.20	Form of Stock-Settled Share Appreciation Right Agreement (incorporated by reference to Exhibit 10.3 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*

Exhibit Number	Description
10.21	Form of Restricted Share Agreement (incorporated by reference to Exhibit 10.4 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*

10.22	Form of Restricted Share Unit Grant Agreement (incorporated by reference to Exhibit 10.5 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*

10.23	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.2 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).*
10.24

Executive Employment Agreement, dated October 1, 2016, between Argo Group International Holdings, Ltd. and Jose Hernandez (incorporated by reference to Exhibit 10.1 to Argo Group’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2017).*

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

Date: February 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark E. Watson III Mark E. Watson III	President, Chief Executive Officer and Director (principal executive officer)	February 27, 2018

/s/ Jay S. Bullock Jay S. Bullock	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 27, 2018

/s/ Gary V. Woods Gary V. Woods	Director	February 27, 2018

/s/ F. Sedgwick Browne F. Sedgwick Browne	Director	February 27, 2018

/s/ H. Berry Cash H. Berry Cash	Director	February 27, 2018

/s/ Hector DeLeon Hector DeLeon	Director	February 27, 2018

/s/ Dee Lehane Dee Lehane	Director	February 27, 2018

/s/ Mural R. Josephson Mural R. Josephson	Director	February 27, 2018

/s/ Kathleen A. Nealon Kathleen A. Nealon	Director	February 27, 2018

/s/ John R. Power, Jr. John R. Power, Jr.	Director	February 27, 2018

/s/ Al-Noor Ramji Al-Noor	Director	February 27, 2018

/s/ John H. Tonelli John H. Tonelli	Director	February 27, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Argo Group International Holdings, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Argo Group International Holdings, Ltd. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

San Antonio, Texas

February 27, 2018

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	December 31,	December 31,
	2017	2016
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost: 2017 - $3,320.6; 2016 - $2,938.8)	$3,343.4	$2,932.4
Equity securities available-for-sale, at fair value (cost: 2017 - $338.2; 2016 - $335.2)	487.4	447.4
Other investments (cost: 2017 - $534.1; 2016 - $527.6)	543.6	535.0
Short-term investments, at fair value (cost: 2017 - $368.5; 2016 - $405.5)	368.5	405.5
Total investments	4,742.9	4,320.3
Cash	176.6	86.0
Accrued investment income	23.5	20.7
Premiums receivable	598.6	463.8
Reinsurance recoverables	2,093.3	1,385.6
Goodwill	161.4	152.2
Intangible assets, net of accumulated amortization	96.8	67.7
Current income taxes receivable, net	1.4	—
Deferred acquisition costs, net	160.4	139.1
Ceded unearned premiums	399.5	302.8
Other assets	309.6	266.8
Total assets	$8,764.0	$7,205.0
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$4,201.0	$3,350.8
Unearned premiums	1,207.7	970.0
Accrued underwriting expenses	115.3	115.0
Ceded reinsurance payable, net	734.0	466.6
Funds held	42.7	77.1
Senior unsecured fixed rate notes	139.6	139.5
Other indebtedness	184.5	55.4
Junior subordinated debentures	256.6	172.7
Current income taxes payable, net	—	8.1
Deferred tax liabilities, net	31.3	24.1
Other liabilities	31.6	33.0
Total liabilities	6,944.3	5,412.3
Commitments and contingencies (Note 17)
Shareholders' equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 40,385,309 and 40,042,330 shares issued at December 31, 2017 and December 31, 2016, respectively	40.4	40.0
Additional paid-in capital	1,129.1	1,123.3
Treasury shares (10,785,007 and 10,028,755 shares at December 31, 2017 and December 31, 2016, respectively)	(423.4)	(378.2)
Retained earnings	977.0	959.9
Accumulated other comprehensive income, net of taxes	96.6	47.7
Total shareholders' equity	1,819.7	1,792.7
Total liabilities and shareholders' equity	$8,764.0	$7,205.0

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares and per share amounts)

	For the Years Ended December 31,
	2017	2016	2015
Premiums and other revenue:
Earned premiums	$1,572.3	$1,410.8	$1,371.9
Net investment income	140.0	115.1	88.6
Fee and other income	22.5	24.5	22.2
Net realized investment and other gains	39.3	26.1	24.1
Total revenue	1,774.1	1,576.5	1,506.8
Expenses:
Losses and loss adjustment expenses	1,050.2	810.1	766.1
Underwriting, acquisition and insurance expenses	635.4	547.0	536.7
Interest expense	27.7	19.6	19.0
Fee and other expense	14.6	22.4	25.8
Foreign currency exchange losses (gains)	6.3	(4.5)	(18.3)
Total expenses	1,734.2	1,394.6	1,329.3
Income before income taxes	39.9	181.9	177.5
Income tax (benefit) provision	(10.4)	35.2	14.3
Net income	$50.3	$146.7	$163.2
Net income per common share:
Basic	$1.68	$4.86	$5.31
Diluted	$1.64	$4.75	$5.20
Dividend declared per common share	$1.08	$0.86	$0.73
Weighted average common shares:
Basic	29,962,524	30,166,440	30,769,089
Diluted	30,757,234	30,845,710	31,385,460

	For the Years Ended December 31,
	2017	2016	2015
Net realized investment and other gains before other-than-temporary impairment losses	$41.8	$36.3	$36.0
Other-than-temporary impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturities	(0.8)	(1.7)	(2.2)
Other-than-temporary impairment losses on equity securities	(1.7)	(8.5)	(9.7)
Impairment losses recognized in earnings	(2.5)	(10.2)	(11.9)
Net realized investment and other gains	$39.3	$26.1	$24.1

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	For the Years Ended December 31,
	2017	2016	2015
Net income	$50.3	$146.7	$163.2
Other comprehensive income:
Foreign currency translation adjustments	(1.4)	4.0	(6.0)
Defined benefit pension plans:
Net gain (loss) arising during the year	1.2	(0.3)	0.4
Unrealized gains (losses) on securities:
Gains (losses) arising during the year	105.7	58.1	(121.1)
Reclassification adjustment for gains included in net income	(41.6)	(23.2)	(7.2)
Other comprehensive income (loss) before tax	63.9	38.6	(133.9)
Income tax provision related to other comprehensive income:
Defined benefit pension plans:
Net gain (loss) arising during the year	0.4	(0.1)	0.3
Unrealized gains (losses) on securities:
Gains (losses) arising during the year	28.0	15.7	(31.3)
Reclassification adjustment for gains included in net income	(13.4)	(13.2)	(6.3)
Income tax provision (benefit) related to other comprehensive income	15.0	2.4	(37.3)
Other comprehensive income (loss), net of tax	48.9	36.2	(96.6)
Comprehensive income	$99.2	$182.9	$66.6

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions, except number of shares and per share amounts)

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity
Balance, January 1, 2015	$34.3	$836.3	$(301.4)	$969.4	$108.1	$1,646.7
Net income	—	—	—	163.2	—	163.2
Other comprehensive loss, net of tax	—	—	—	—	(96.6)	(96.6)
Repurchase of common shares (575,155 at a weighted average price of $51.58)	—	—	(29.7)	—	—	(29.7)
Activity under stock incentive plans	0.3	8.9	—	—	—	9.2
Retirement of common shares (tax payments on equity compensation)	(0.1)	(4.0)	—	—	—	(4.1)
Deferred tax - share-based payments	—	0.6	—	—	—	0.6
Employee stock purchase plan	—	1.5	—	—	—	1.5
10% stock dividend	2.6	121.6	—	(124.2)	—	—
Cash dividend declared - common shares ($0.73/share)	—	—	—	(22.7)	—	(22.7)
Balance, December 31, 2015	37.1	964.9	(331.1)	985.7	11.5	1,668.1
Net income				146.7		146.7
Other comprehensive income, net of tax	—	—	—	—	36.2	36.2
Repurchase of common shares (847,111 at a weighted average price of $55.64)			(47.1)	—	—	(47.1)
Activity under stock incentive plans	0.2	15.2	—	—	—	15.4
Retirement of common shares (tax payments on equity compensation)	—	(2.1)	—	—	—	(2.1)
Deferred tax - share-based payments	—	0.7	—	—		0.7
Employee stock purchase plan	—	1.4	—	—	—	1.4
10% stock dividend	2.7	143.2	—	(145.9)	—	—
Cash dividend declared - common shares ($0.86/share)	—	—	—	(26.6)	—	(26.6)
Balance, December 31, 2016	40.0	1,123.3	(378.2)	959.9	47.7	1,792.7
Net income	—	—	—	50.3	—	50.3
Other comprehensive income, net of tax	—		—	—	48.9	48.9
Repurchase of common shares (756,252 at a weighted average price of $59.76)			(45.2)	—	—	(45.2)
Activity under stock incentive plans	0.4	12.0	—	—	—	12.4
Retirement of common shares (tax payments on equity compensation)	(0.1)	(8.1)	—	—	—	(8.2)
Employee stock purchase plan	0.1	1.9	—	—	—	2.0
Cash dividend declared - common shares ($1.08/share)	—	—	—	(33.2)	—	(33.2)
Balance, December 31, 2017	$40.4	$1,129.1	$(423.4)	$977.0	$96.6	$1,819.7

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$50.3	$146.7	$163.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	33.8	35.4	38.7
Share-based payments expense	12.3	19.8	29.1
Deferred income tax (benefit) provision, net	(17.9)	(1.1)	8.3
Net realized investment and other gains	(39.3)	(26.1)	(24.1)
Undistributed earnings from alternative investment portfolio	(49.5)	(23.9)	(3.0)
Loss (gains) on disposals of fixed assets, net	2.1	(0.1)	0.2
Change in:
Accrued investment income	(2.7)	0.9	0.5
Receivables	(602.7)	(318.0)	(182.6)
Deferred acquisition costs	(11.5)	(6.4)	(8.5)
Ceded unearned premiums	(4.2)	(51.2)	(45.9)
Reserves for losses and loss adjustment expenses	653.9	220.2	94.3
Unearned premiums	85.5	80.1	76.5
Ceded reinsurance payable and funds held	88.8	153.6	157.2
Income taxes	(8.9)	19.9	3.3
Accrued underwriting expenses	(24.4)	(18.9)	(24.6)
Other, net	(0.6)	(48.9)	0.6
Cash provided by operating activities	165.0	182.0	283.2
Cash flows from investing activities:
Sales of fixed maturity investments	1,433.3	1,138.4	787.5
Maturities and mandatory calls of fixed maturity investments	678.3	1,002.7	843.9
Sales of equity securities	201.1	208.3	122.0
Sales of other investments	95.5	96.8	58.4
Purchases of fixed maturity investments	(2,464.1)	(2,137.3)	(1,842.8)
Purchases of equity securities	(157.7)	(146.9)	(114.1)
Purchases of other investments	(39.0)	(96.3)	(77.2)
Change in foreign regulatory deposits and voluntary pools	(7.2)	(1.3)	3.5
Change in short-term investments	306.7	(193.9)	46.1
Settlements of foreign currency exchange forward contracts	(2.9)	(5.4)	(10.1)
Acquisition of subsidiaries, net of cash acquired	(105.2)	—	—
Purchases of fixed assets	(30.6)	(32.1)	(18.9)
Other, net	(29.5)	21.9	8.1
Cash used in investing activities	(121.3)	(145.1)	(193.6)
Cash flows from financing activities:
Additional long-term borrowings	125.0	—	—
Activity under stock incentive plans	1.4	1.0	1.8
Repurchase of Company's common shares	(45.2)	(47.1)	(29.7)
Payment of cash dividends to common shareholders	(33.2)	(26.6)	(22.7)
Cash provided by (used in) financing activities	48.0	(72.7)	(50.6)
Effect of exchange rate changes on cash	(1.1)	0.1	1.7
Change in cash	90.6	(35.7)	40.7
Cash, beginning of year	86.0	121.7	81.0
Cash, end of period	$176.6	$86.0	$121.7

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Significant Accounting Policies

Business

Argo Group International Holdings, Ltd. (“Argo Group,” “we” or the “Company”) is an international underwriter of specialty insurance and reinsurance products in the property and casualty market. Argo Group US, Inc. (“Argo Group US”) is a subsidiary of Argo Financial Holding (Ireland) UC (“Argo Ireland”). Argo Underwriting Agency Limited (“Syndicate 1200”) is a subsidiary of Argo International Holdings, Ltd. Argo Re, Ltd. (“Argo Re”), a Bermuda based company, is the parent of both Argo Ireland and Argo International Holdings, Ltd. Argo Re is directly owned by Argo Group. Effective February 6, 2017, we acquired all of the issued and outstanding capital stock of Maybrooke Holdings, S.A. (“Maybrooke”), a holding company, and its subsidiaries, which operates under the name “Ariel Re.” As of December 31, 2017, Ariel Reinsurance, Ltd. was dissolved and merged into Argo Re, unifying the two reinsurance platforms as one functional unit. See Note 2, “Acquisition of Maybrooke” for additional detail related to the acquisition.

During the first quarter of 2017, we evaluated and modified the presentation of our reportable segments to better reflect our new operating framework and management structure. Under this model, Argo Group’s chief operating decision maker – Mark E. Watson III, President and Chief Executive Officer – evaluates performance and allocates resources based on the review of the U.S. Operations and the International Operations. The business unit that produces the risk and not the location of the underlying exposure is the primary characteristic in distinguishing operating and reportable segments. For example, a U.S. property exposure underwritten through our Syndicate platform would be included in International Operations. Consistent with prior periods, the Run-off Lines and Corporate segments include all other activity of Argo Group and are included in our consolidated financial results. Segment results for the years ended December 31, 2016 and 2015 have been reclassified to conform to the current presentation.

The two segments are further described below.

U.S. Operations is comprised of the former Excess and Surplus Lines and Commercial Specialty reporting segments. Excess and Surplus Lines products are underwritten by Colony Insurance Company (“Colony”). Commercial Specialty represents our admitted specialty businesses and consists of the following operations: Argo Insurance, Rockwood Casualty Insurance Company (“Rockwood”), Argo Pro, Argo Surety, Trident Insurance Services, Alteris and ARIS Title Insurance Corporation (“ARIS”).

International Operations is comprised of the former Syndicate 1200 and International Specialty reporting segments, and the recently acquired Ariel Re business. International Specialty products are provided by our Bermuda operations, which include Argo Re and Argo Insurance – Casualty and Professional Lines and Argo Seguros Brasil S.A. based in Brazil. Syndicate 1200 products are underwritten by Argo Underwriting Agency Limited based in London, on behalf of one underwriting syndicate under the Lloyd’s of London (“Lloyd’s”) global franchise. Ariel Re products are primarily underwritten by Ariel Corporate Member Limited in London, on behalf of Syndicate 1910 under Lloyd’s.

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

Stock Dividends

On February 20, 2018, our Board of Directors declared a 15% stock dividend, payable on March 21, 2018, to shareholders of record at the close of business on March 7, 2018. The share numbers and per share amounts disclosed in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements have not been retroactively adjusted to give effect to the stock dividend. For additional details regarding the stock dividend, see Note 25, “Subsequent Event.”

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

Investments

Investments in fixed maturities at December 31, 2017 and 2016 include bonds and structured securities. Equity securities include common stocks, preferred stocks and mutual funds. Other investments consist of foreign regulatory deposits, hedge funds, private equity funds, private equity direct investments, and voluntary pools. Short-term investments consist of money market funds, certificates of deposit, bonds, sovereign debt and interest-bearing cash accounts. Investments maturing in less than one year are classified as short-term investments in our consolidated financial statements.

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

Our investments in fixed maturities and equity securities are considered available-for-sale and are carried at fair value. Changes in the fair value of investments classified as available-for-sale are not recognized in income during the period, but rather are recognized as a separate component of shareholders’ equity until realized. Fair value of these investments is estimated using prices obtained from third-party pricing services, where available. For securities where we were unable to obtain fair values from a pricing service or broker, fair values were estimated using information obtained from investment advisors. We performed several processes to ascertain the reasonableness of these investment values by i) obtaining and reviewing internal control reports for our service providers that obtain fair values from third-party pricing services, ii) discussing with our investment managers their process for reviewing and validating pricing obtained from outside services and obtaining values for all securities from our investment managers and iii) comparing the security pricing received from the investment managers with the prices used in the consolidated financial statements and obtaining additional information for variances that exceeded a certain threshold. As of December 31, 2017, investments we hold for which we did not receive a fair value from a pricing service or broker accounted for less than 1% of our investment portfolio. The actual value at which these securities could actually be sold or settled with a willing buyer or seller may differ from our estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, quantity sold or settled, presence of an active market and availability of a willing buyer or seller. The cost of securities sold is based on the specific identification method.

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

Receivables

Premiums receivable, representing amounts due from insureds, are presented net of an allowance for doubtful accounts. The allowances for doubtful accounts were $0.6 million and $2.7 million at December 31, 2017 and 2016, respectively. Premiums receivable include amounts relating to the trade capital providers’ quota share.

Reinsurance recoverables represent amounts of paid losses and loss adjustment expenses, case reserves and incurred but not reported (“IBNR”) amounts ceded to reinsurers under reinsurance treaties. Reinsurance recoverables also reflect amounts that are due from trade capital providers. Reinsurance recoverables are presented in our Consolidated Balance Sheets net of an allowance for doubtful accounts of $2.1 million and $2.1 million at December 31, 2017 and 2016, respectively (see Note 4, “Reinsurance” for related disclosures).

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

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Premiums receivable	$1.5	$1.1	$1.0
Reinsurance recoverables	—	—	0.2
Net written off	$1.5	$1.1	$1.2

Recoveries occur when subsequent collection or litigation results in the receipt of amounts previously written off. Amounts recovered are applied against the bad debt expense account.

Earned Premiums

Premium revenue is generally recognized ratably over the policy period. Premiums that have yet to be earned are reported as “Unearned premiums” in our Consolidated Balance Sheets.

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

Retrospectively Rated Policies

We have written a number of workers compensation, property and other liability policies that are retrospectively rated. Under this type of policy, the policyholder or coverholder may be entitled, subsequent to coverage expiration, to a refund or may owe additional premiums based on the amount of losses incurred under the policy. The retrospective premium adjustments on certain policies are limited to a minimum or maximum premium adjustment, which is calculated as a percentage of the standard amount of premium charged during the life of the policy. Accrued retrospectively rated premiums have been determined based on estimated ultimate loss experience of the individual policyholder accounts. The estimated liability for return of premiums under retrospectively rated policies is included in “Unearned premiums” in our Consolidated Balance Sheets and was $7.9 million and $5.7 million at December 31, 2017 and 2016, respectively. The estimated amount included in premiums receivables for additional premiums due under retrospectively rated policies was $0.1 million and $0.1 million at December 31, 2017 and 2016, respectively.

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

The 2017 and 2016 net amortization of policy acquisition costs will not equal the change in our Consolidated Balance Sheets as the trade capital providers’ share is not reflected in our Consolidated Statements of Income and differences arise from foreign currency exchange rates applied to deferred acquisition costs which are treated as a nonmonetary asset.

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

Reinsurance

In the normal course of business, our insurance and reinsurance subsidiaries cede risks above certain retention levels to other insurance companies. Reinsurance recoverables include claims we paid and estimates of unpaid losses and loss adjustment expenses that are subject to reimbursement under reinsurance and retrocessional contracts. The method for determining reinsurance recoverables for unpaid losses and loss adjustment expenses involves reviewing actuarial estimates of gross unpaid losses and loss adjustment expenses to determine our ability to cede unpaid losses and loss adjustment expenses under our existing reinsurance contracts. This method is continually reviewed and updated and any resulting adjustments are reflected in earnings in the period identified. Reinsurance premiums, commissions and expense reimbursements are accounted for on a basis consistent with those used in accounting for the original policies issued and the term of the reinsurance contracts. Amounts recoverable from reinsurers for losses and loss adjustment expenses for which our insurance and reinsurance subsidiaries have not been relieved of their legal obligations to the policyholder are reported as assets.

Goodwill and Intangible Assets

Goodwill and intangible assets are allocated to the segment in which the results of operations for the acquired company are reported (see Note 19, “Segment Information” for further discussion). Intangible assets with a finite life are amortized over the estimated useful life of the asset. Goodwill and intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. For goodwill, we may perform a qualitative test to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. A quantitative impairment test was performed in 2017. The first step of the quantitative test is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill (“Step 1”). If the fair value of a reporting unit exceeds its carrying value amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step is not necessary. However, if the carrying amount of the reporting unit exceeds its fair value, the second step (“Step 2”) is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. Step 2 compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied value of goodwill is less than the carrying amount of goodwill, it is written down to its fair value with a corresponding expense reflected in the Consolidated Statements of Income. The implied goodwill is calculated based on a hypothetical purchase price allocation, similar to the requirements in the accounting guidance for business combinations, whereby the implied fair value of the reporting unit is allocated to the fair value of the assets and liabilities of the reporting unit.

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

For the years ended December 31, 2017, 2016 and 2015, all of our reporting units passed Step 1 of the goodwill impairment analysis as the fair value of each reporting unit were in excess of their carrying values.  Therefore, Step 2 of the goodwill impairment analysis was not required. Any future decline in the fair value of these reporting units could result in the carrying value of the reporting unit being in excess of fair value, triggering Step 2 of the impairment testing model, which could result in an impairment of goodwill.

As noted above, we have elected to make the first day of the fourth quarter the annual impairment assessment date for goodwill and indefinite-lived intangible assets. A quantitative impairment analysis subsequent to this date has not been performed as we have concluded that no additional indicators of impairment have arisen through December 31, 2017.

The following table presents our intangible assets and accumulated amortization at December 31:

	December 31, 2017		December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Lloyd's capacity	$89.0	n/a	$60.5	n/a
Distribution network	50.2	44.1	45.5	38.5
Additional Lloyd's capacity	4.8	4.8	4.8	4.8
Other	3.3	1.6	1.4	1.2
	$147.3	$50.5	$112.2	$44.5

Included in the table above is the $35.1 million of intangible assets acquired from the acquisition of Maybrooke (see Note 2, “Acquisition of Maybrooke”).

The weighted average useful life by category at December 31, 2017 was 8.9 years for the distribution network, 5.0 years for the additional Lloyd’s capacity and 6.4 years for other. The weighted average useful life for all categories was 8.5 years at December 31, 2017.

During the years ended December 31, 2017, 2016 and 2015, amortization expense was $5.9 million, $5.5 million and $7.5 million, respectively, and is included in “Underwriting, acquisition and insurance expenses” in our Consolidated Statements of Income.

The estimated amortization expense for the years ended December 31, 2018, 2019, 2020, 2021 and 2022 is $3.5 million, $1.7 million, $1.3 million, $1.3 million and $0.1 million, respectively.

Property and Equipment

Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and carried at cost less accumulated depreciation and are reported in “Other assets” in our Consolidated Balance Sheets. Depreciation is calculated using a straight-line method over the estimated useful lives of the assets, generally three to thirty nine years. The accumulated depreciation for property and equipment was $124.1 million and $101.6 million at December 31, 2017 and 2016, respectively. The net book value of our property and equipment at December 31, 2017 and 2016 was $151.0 million and $142.2 million, respectively. The depreciation expense at December 31, 2017, 2016 and 2015 was $24.1 million, $20.9 million and $17.5 million, respectively.

Derivative Instruments

We enter into short-term, currency spot and forward contracts to mitigate foreign exchange rate exposure in our non-U.S. Dollar denominated fixed maturity investments. The forward contracts used are typically thirty to ninety days and are renewed as long as the non-U.S. Dollar denominated fixed maturity investments are held in our portfolio. Forward contracts are designated as hedges for accounting purposes. We also enter into foreign currency exchange forward contracts to manage currency exposure on losses related to global catastrophe events. These foreign currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other liabilities” and “Other assets” at December 31, 2017 and 2016, respectively. The realized and unrealized gains and losses are included in “Net realized investment and other gains” in our Consolidated Statements of Income.

Share-Based Payments

Compensation expense for share-based payments is recognized based on the measurement-date fair value for awards that will settle in shares. Awards that are expected to be settled in cash are accounted for as liability awards, resulting in the fair value of the award being measured at each reporting date until the award is exercised, forfeited or expires unexercised. Compensation expense for awards that are settled in equity are recognized on a straight line pro rata basis over the vesting period, adjusted for expected forfeitures. See Note 13, “Share-based Compensation” for related disclosures.

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

Translation gains and losses related to our operations in Brazil and Malta are recorded as a component of shareholders’ equity in our Consolidated Balance Sheets. At December 31, 2017 and 2016, the foreign currency translation adjustments were a loss of $19.0 million and $17.6 million, respectively.

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted. Among many changes resulting from TCJA, the new law (i) reduces the corporate tax rate to 21% effective January 1, 2018, (ii) eliminates the corporate alternative minimum tax for tax years beginning after December 31, 2017, (iii) allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (iv) modifies the computation of loss reserve discounting for tax purposes, (v) modifies the recognition of income rules by requiring the recognition of income for certain items no later than the tax year in which an item is taken into account as income on an applicable financial statement and (vi) significantly modifies the United States international tax system.

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

We recognize potential accrued interest and penalties within our global operations in “Interest expense” and “Underwriting, acquisition and insurance expenses,” respectively, in our Consolidated Statements of Income related to unrecognized tax benefits.

Supplemental Cash Flow Information

Income taxes paid. We paid income taxes of $16.5 million, $16.6 million and $10.9 million in 2017, 2016 and 2015, respectively.

Income taxes recovered. We recovered income taxes of $2.5 million, $0.5 million and $11.7 million in 2017, 2016 and 2015, respectively.

Interest paid as follows:

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Senior unsecured fixed rate notes	$9.3	$9.3	$9.3
Junior subordinated debentures	12.6	7.7	7.0
Other indebtedness	4.9	2.3	2.4
Revolving credit facility	0.3	—	—
Total interest paid	$27.1	$19.3	$18.7

Recently Issued Accounting Pronouncements

On February 14, 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” that allows a reclassification from accumulated other comprehensive income to retained earnings of the stranded tax effects in AOCI resulting from the TCJA. Current guidance required the effect of a change in tax laws or rates on deferred tax balances to be reported in income from continuing operations in the accounting period that includes the period of enactment, even if the related income tax effects were originally charged or credited directly to AOCI. The amount of the reclassification would include the effect of the change in the US federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of TCJA related to items in AOCI. The updated guidance is effective for reporting periods beginning after December 15, 2018 and is to be applied retrospectively to each period in which the effect of the TCJA related to items remaining in AOCI are recognized or at the beginning of the period of adoption. Early adoption is permitted, including adoption in any interim period for public business entities for reporting periods for which financial statements have not yet been issued. We have adopted the guidance effective January 1, 2018. The adoption of this ASU will not affect the Company’s results of operations, financial position, or liquidity.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) which provides guidance on accounting for the effects of the TCJA. We have adopted this guidance within our 2017 consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation” (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance requires entities to apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. In addition to all the disclosures about modifications that are required today, the entities are required to affirmatively disclose when compensation expense has not changed. The ASU will be applied prospectively and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We have adopted this ASU effective January 1, 2018. The adoption of this ASU will not have a material impact on our financial results and disclosures.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations” (Topic 805). ASU 2017-01 clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance specifies the minimum inputs and processes required to meet the definition of a business. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within the year of adoption. We have adopted this ASU effective January 1, 2018. The adoption of this ASU will not have a material impact on our financial results and disclosures.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This ASU 2016-16 simplifies the income tax accounting of intra-entity transfers of an asset other than inventory by requiring an entity to recognize the income tax effect when the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods and early adoption is permitted. We early adopted this ASU in 2017, and the adoption resulted in intercompany transfers being tax effected.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (Topic 230)”. ASU 2016-15 will reduce diversity in practice on how eight specific cash receipts and payments are classified on the statement of cash flows. The ASU will be effective for fiscal years beginning after December 15, 2017, including interim periods within the year of adoption. This ASU will have an impact on how we present the distributions received from equity method investees in our statement of cash flows. We have adopted this ASU effective January 1, 2018. We have elected to adopt the cumulative earnings approach to classify distributions received from equity method investees, which we will adopt retrospectively. This ASU will have no net effect on our consolidated statements of cash flows, but will have an immaterial impact on the classification of specific cash receipts and payments within the statement.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (Topic 326). ASU 2016-13 requires organizations to estimate credit losses on certain types of financial instruments, including receivables and available-for-sale debt securities, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within the year of adoption. The guidance requires a modified retrospective transition method and early adoption is permitted. We are currently evaluating the impact that the adoption of the ASU will have on our financial results and disclosures, but do not anticipate that any such potential impact would be material.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (Topic 718). ASU 2016-09 simplifies the accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We have adopted this ASU as of January 1, 2017, and for presentation purposes, the incremental tax windfall or shortfall associated with these events has been classified as a cash inflow from operating activity as compared with a financing activity, as previously required. The impact to our financial statements was not material. Additionally, we have elected to continue estimating forfeitures based on historical patterns and will true-up the expenses upon vesting.

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

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (Subtopic 825-10). ASU 2016-01 will require equity investments that are not consolidated or accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net income. This ASU will also require us to assess the ability to realize our deferred tax assets related to an available-for-sale debt security in combination with our other deferred tax assets. The ASU will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We have adopted this ASU effective January 1, 2018. We have determined that the change in the fair value of the noted investments will be included in “Net realized investment and other gains” in our consolidated statements of income. We anticipate the standard will increase the volatility of the results reported in our consolidated statements of income, resulting from the remeasurement of our equity investments.
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

We adopted this ASU effective January 1, 2018, as fee income related to our brokerage operations and management of the third-party capital for our underwriting Syndicates at Lloyd’s are subject to this updated guidance. We have selected the modified retrospective method to adopt this standard, which requires us to recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings at the date of initial application. The adoption of this standard will not have a material impact on our consolidated financial results.

2.	Acquisition of Maybrooke

Effective February 6, 2017, we acquired all of the issued and outstanding capital stock of Maybrooke, a holding company, and its subsidiaries, which operates under the name “Ariel Re.” The purchase price of $235.3 million was paid in cash from funds on hand and available under our credit facility (see Note 8, “Other Indebtedness”). Ariel Re is a global underwriter of specialty insurance and reinsurance business written primarily through its Lloyd’s Syndicate 1910. Ariel Re provides Argo Group with a number of strategic advantages, including enhanced scale in its London- and Bermuda-based platforms. Subsequently, we placed Maybrooke into liquidation and began to collapse its subsidiaries into our structure to create operating efficiencies, including merging Ariel Reinsurance, Ltd. into Argo Re, Ltd. effective December 31, 2017. The restructuring is expected to be completed in the first half of 2018.

The acquisition is being accounted for in accordance with ASC 805, “Business Combinations.” Purchase accounting, as defined by ASC 805, requires that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The fair values disclosed herein were determined based on management’s best estimates and the finalization of certain valuation analyses during the fourth quarter of 2017. Provisional fair values were recorded in the Company’s interim consolidate financial statements and notes for the periods ending March 31, June 30 and September 30, 2017. The following table presents the fair value of the assets acquired and liabilities assumed relating to the acquisition of Maybrooke:

(in millions)
Assets:
Investments	$340.7
Cash	130.1
Premiums receivable	157.6
Reinsurance balances	172.8
Other assets	35.6
Total assets	836.8
Liabilities:
Reserves for losses and loss adjustment expenses	197.0
Unearned premiums	152.5
Ceded reinsurance payable, net	144.2
Junior subordinated debentures	83.6
Accrued underwriting expenses	29.0
Other liabilities	39.5
Total liabilities	645.8

Net assets acquired	191.0
Purchase price	235.3
Excess purchase price	$44.3

The excess of the purchase price over the fair value of the net assets acquired has been allocated $9.2 million to goodwill and $35.1 million to intangible assets. The goodwill and intangible assets are included in the International Operations segment in Note 19, “Segment Information”. We recorded an amortization expense of $1.2 million related the intangible assets for the year ended December 31, 2017. Goodwill is calculated as the excess of the purchase price over the fair value of the net assets recognized, including identifiable intangible assets. Goodwill is primarily attributable to the anticipated synergies and economies of scale expected from the operations at Lloyd’s and Bermuda, and skilled assembled workforce. Goodwill is not deductible for tax purposes. A summary of the acquired intangible assets is shown below:

	Fair Value (in millions)	Estimated Useful Life
Stamp capacity	$28.5	n/a
Distribution network	4.7	5 years
Trade name	1.9	5 years
Subtotal - intangible assets	35.1
Goodwill	9.2	n/a
Total goodwill and intangible assets	$44.3

Through the acquisition of Maybrooke, we assumed unsecured junior subordinated debentures with a principal balance of $91.8 million (“the Maybrooke debt”). The Maybrooke debt is carried on our consolidated balance sheet at $83.9 million, which represents the debt’s fair value of $83.6 million at the date of acquisition plus accumulated accretion of discount to par value (see Note 7, “Junior Subordinated Debentures”).

We recognized approximately $2.5 million of acquisition-related transaction costs in our Consolidated Statements of Income, all of which were recorded during the first quarter of 2017. Of these amounts, $2.2 million were reported in “Underwriting, acquisition and insurance expenses” and $0.3 million in “Interest expense” related to the borrowings under our credit facility to help fund the acquisition. No material transaction costs were incurred after the first quarter of 2017.

Maybrooke’s Contribution to Argo Group’s Revenue and Income

The following selected financial information summarizes the results of Maybrooke from the date of acquisition that have been included in our Consolidated Statement of Income:

(in millions)	For the Year Ended December 31, 2017
Revenues	$127.6
Net loss	$(13.1)

Unaudited Pro forma Results of Operations

The following unaudited pro forma financial information has been provided to present a summary of the combined results of Argo Group’s operations with Maybrooke’s as if the acquisition had occurred on January 1, 2016. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of what the results would have been had the acquisition been completed at the date indicated above, as it may not include all necessary adjustments. Future changes to Maybrooke’s business, such as, but not limited to, the impact from underwriting decisions, changes in risk selection, or retention rates, could result in a material favorable or unfavorable impact on Argo Group’s future results of operations and financial position. The unaudited pro forma results for year ended December 31, 2017 include favorable development from prior accident years of $11.2 million, including $6.2 million relating to one specific claim in January 2017. In addition, the $2.5 million of nonrecurring transaction costs directly attributable to the acquisition for year ended December 31, 2017, as disclosed above, have also been removed from the unaudited pro forma results in the table below.

	For the Years Ended December 31,
(in millions, except per share data)	2017	2016
Pro forma revenues	$1,787.9	$1,793.1
Pro forma net income	58.7	167.9
Pro forma net income per share - basic	1.96	5.57
Pro forma net income per share - diluted	1.91	5.44

3.	Investments

Composition of Invested Assets

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments as of December 31 were as follows:

December 31, 2017
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Governments	$419.9	$0.2	$5.0	$415.1
Foreign Governments	229.0	6.7	2.5	233.2
Obligations of states and political subdivisions	327.7	9.3	1.1	335.9
Corporate bonds	1,514.5	24.4	13.2	1,525.7
Commercial mortgage-backed securities	136.3	0.1	1.5	134.9
Residential mortgage-backed securities	309.3	2.8	2.7	309.4
Asset-backed securities	161.3	0.7	0.8	161.2
Collateralized loan obligations	222.6	5.9	0.5	228.0
Total fixed maturities	3,320.6	50.1	27.3	3,343.4
Equity securities	338.2	154.0	4.8	487.4
Other investments	534.1	9.6	0.1	543.6
Short-term investments	368.5	—	—	368.5
Total investments	$4,561.4	$213.7	$32.2	$4,742.9

December 31, 2016
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Governments	$275.1	$0.6	$4.5	$271.2
Foreign Governments	244.2	1.1	8.0	237.3
Obligations of states and political subdivisions	375.7	8.9	1.8	382.8
Corporate bonds	1,316.9	23.3	19.5	1,320.7
Commercial mortgage-backed securities	154.9	0.4	1.6	153.7
Residential mortgage-backed securities	174.8	3.7	1.7	176.8
Asset-backed securities	127.6	0.1	2.1	125.6
Collateralized loan obligations	269.6	3.8	9.1	264.3
Total fixed maturities	2,938.8	41.9	48.3	2,932.4
Equity securities	335.2	117.9	5.7	447.4
Other investments	527.6	7.5	0.1	535.0
Short-term investments	405.5	—	—	405.5
Total investments	$4,207.1	$167.3	$54.1	$4,320.3

Included in “Total investments” in our Consolidated Balance Sheets at December 31, 2017 and 2016 is $130.8 million and $131.9 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party participants that provide underwriting capital to Syndicate 1200.

Contractual Maturity

The amortized cost and fair values of fixed maturity investments as of December 31, 2017, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$262.3	$261.9
Due after one year through five years	1,432.2	1,440.0
Due after five years through ten years	623.3	630.6
Thereafter	173.3	177.4
Structured securities	829.5	833.5
Total	$3,320.6	$3,343.4

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Other Invested Assets

Details regarding the carrying value, redemption characteristics and unfunded investment commitments of the other invested assets portfolio as of December 31, 2017 and 2016 were as follows:

December 31, 2017
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$163.6	$—
Private equity	179.2	129.9
Long only funds	196.5	—
Other investments	4.3	—
Total other invested assets	$543.6	$129.9

December 31, 2016
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$180.9	$—
Private equity	179.0	93.4
Long only funds	170.7	—
Other investments	4.4	—
Total other invested assets	$535.0	$93.4

The following describes each investment type:

•	Hedge funds: Hedge funds include funds that primarily buy and sell stocks including short sales, multi-strategy credit, relative value credit and distressed credit.
•

Private equity:  Private equity includes buyout funds, real asset/infrastructure funds, credit special situations funds, mezzanine lending funds and direct investments and strategic non-controlling minority investments in private companies that are principally accounted for using the equity method of accounting.

•

Long only funds:  Our long only funds include a fund that primarily owns international stocks, funds that primarily own investment-grade corporate and sovereign fixed income securities and participations in investment pools.

•	Other investments: Other investments include our participation in a trust preferred investment pool and options.

Unrealized Losses and Other-than-temporary Impairments

An aging of unrealized losses on our investments in fixed maturities, equity securities, other investments and short-term investments is presented below:

December 31, 2017	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$313.7	$1.9	$83.7	$3.1	$397.4	$5.0
Foreign Governments	175.2	2.0	35.9	0.5	211.1	2.5
Obligations of states and political subdivisions	33.3	0.5	22.4	0.6	55.7	1.1
Corporate bonds	674.1	9.9	77.7	3.3	751.8	13.2
Commercial mortgage-backed securities	58.2	0.4	37.8	1.1	96.0	1.5
Residential mortgage-backed securities	164.4	1.6	52.4	1.1	216.8	2.7
Asset-backed securities	85.4	0.4	31.9	0.4	117.3	0.8
Collateralized loan obligations (2)	34.6	0.5	0.9	—	35.5	0.5
Total fixed maturities	1,538.9	17.2	342.7	10.1	1,881.6	27.3
Equity securities	46.9	4.8	—	—	46.9	4.8
Other investments	—	—	0.3	0.1	0.3	0.1
Total	$1,585.8	$22.0	$343.0	$10.2	$1,928.8	$32.2

December 31, 2016	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$183.4	$4.5	$—	$—	$183.4	$4.5
Foreign Governments	201.2	8.0	—	—	201.2	8.0
Obligations of states and political subdivisions	72.6	1.7	1.8	0.1	74.4	1.8
Corporate bonds	490.5	17.7	50.6	1.8	541.1	19.5
Commercial mortgage-backed securities	70.6	1.5	7.1	0.1	77.7	1.6
Residential mortgage-backed securities (2)	87.5	1.7	4.4	—	91.9	1.7
Asset-backed securities	69.7	1.4	8.2	0.7	77.9	2.1
Collateralized loan obligations	122.5	8.6	16.9	0.5	139.4	9.1
Total fixed maturities	1,298.0	45.1	89.0	3.2	1,387.0	48.3
Equity securities	62.1	5.7	—	—	62.1	5.7
Other investments	0.3	0.1	—	—	0.3	0.1
Short-term investments (1)	4.8	—	—	—	4.8	—
Total	$1,365.2	$50.9	$89.0	$3.2	$1,454.2	$54.1

(1)	Unrealized losses less than one year are less than $0.1 million.
(2)	Unrealized losses one year or greater are less than $0.1 million.

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

We hold a total of 8,084 securities, of which 2,273 were in an unrealized loss position for less than one year and 357 were in an unrealized loss position for a period one year or greater as of December 31, 2017. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increased credit spreads, foreign currency fluctuations and higher market yields relative to the date the securities were purchased, and for structured securities, by the performance of the underlying collateral as well. In considering whether an investment is other-then-temporarily impaired or not, we also considered that we do not intend to sell the investment and it is unlikely that we will be required to sell the investment before recovery of its amortized cost basis, which may be maturity. In situations where we did not recognize other-than-temporary losses on investments in our equity portfolio, we have evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation, have the ability and intent to hold these investments until a recovery of the cost basis. We do not consider these investments to be other-than-temporarily impaired at December 31, 2017.

We recognized other-than-temporary losses on our fixed maturities and equity portfolios as follows:

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Other-than-temporary impairment:
Obligations of states and political subdivisions	$(0.1)	$—	$—
Corporate bonds	(0.7)	(1.7)	(2.2)
Equity securities	(1.7)	(8.5)	(9.7)
Other-than-temporary impairment losses	$(2.5)	$(10.2)	$(11.9)

Net Investment Income and Realized Gains and Losses

Investment income and expenses were as follows:

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Investment income:
Interest on fixed maturities	$97.1	$88.9	$78.2
Dividends on equity securities	13.9	15.6	16.3
Income on alternative investments	49.5	29.9	10.0
Income on short-term and other investments	7.7	0.4	0.2
Investment income	168.2	134.8	104.7
Investment expenses	(28.2)	(19.7)	(16.1)
Net investment income	$140.0	$115.1	$88.6

The following table presents our gross realized investment gains (losses) and other:

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Realized gains
Fixed maturities	$25.7	$21.5	$12.3
Equity securities	51.3	57.5	40.5
Other investments	25.7	47.5	37.6
Short-term investments	0.7	0.5	1.2
Other assets	—	1.2	—
Gain on sale of real estate holdings	—	—	0.3
Gross realized investment and other gains	103.4	128.2	91.9
Realized losses
Fixed maturities	(20.0)	(35.9)	(23.5)
Equity securities	(5.2)	(9.7)	(6.6)
Other investments	(36.2)	(46.0)	(24.0)
Short-term investments	(0.2)	(0.3)	(1.8)
Other-than-temporary impairment losses on fixed maturities	(0.8)	(1.7)	(2.2)
Other-than-temporary impairment losses on equity securities	(1.7)	(8.5)	(9.7)
Gross realized investment and other losses	(64.1)	(102.1)	(67.8)
Net realized investment and other gains before income taxes	39.3	26.1	24.1
Income tax expense	(12.0)	(11.6)	(10.0)
Net realized investment and other gains, net of income taxes	$27.3	$14.5	$14.1

Changes in unrealized appreciation (depreciation) related to investments are summarized as follows:

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Change in unrealized gains (losses)
Fixed maturities	$25.4	$36.5	$(65.3)
Equity securities	36.6	(2.6)	(64.1)
Other investments	2.1	0.6	1.5
Short-term investments	—	0.4	(0.4)
Net unrealized investment and other gains (losses) before income taxes	64.1	34.9	(128.3)
Income tax (expense) benefit	(14.6)	(2.4)	37.6
Net unrealized investment and other gains (losses), net of income taxes	$49.5	$32.5	$(90.7)

Foreign Currency Exchange Forward Contracts

We entered into foreign currency exchange forward contracts to manage operational currency exposure on our Canadian dollar (“CAD”) investment portfolio, minimize negative impacts to investment portfolio returns, and gain exposure to a total return strategy which invests in multiple currencies.  The currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other liabilities” and “Other assets” at December 31, 2017 and 2016, respectively.  The gains and losses are included in “Net realized investment and other gains” in our Consolidated Statements of Income.

The fair value of our foreign currency exchange forward contracts as of December 31 was as follows:

(in millions)	December 31, 2017	December 31, 2016
Operational currency exposure	$(0.2)	$—
Asset manager investment exposure	(0.9)	0.7
Total return strategy	0.7	3.3
Total	$(0.4)	$4.0

The following table presents our gross investment realized gains and losses on our foreign currency exchange forward contracts:

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Realized gains
Global catastrophe (1)	$—	$—	$0.5
Operational currency exposure	12.4	10.9	26.1
Asset manager investment exposure	1.5	9.0	8.5
Total return strategy	10.4	25.6	1.4
Gross realized investment gains	24.3	45.5	36.5
Realized losses
Global catastrophe	—	—	(2.3)
Operational currency exposure	(13.8)	(18.0)	(12.9)
Asset manager investment exposure	(11.3)	(4.5)	(2.3)
Total return strategy	(7.6)	(21.0)	(3.8)
Gross realized investment losses	(32.7)	(43.5)	(21.3)
Net realized investment (losses) gains on foreign currency exchange forward contracts	$(8.4)	$2.0	$15.2
(1) Global Catastrophe program ended 2015

Regulatory Deposits, Pledged Securities and Letters of Credit

We are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations.  We maintain assets pledged as collateral in support of irrevocable letters of credit issued under the terms of certain reinsurance agreements for reported loss and loss expense reserves.  The following table presents our components of restricted assets at December 31:

(in millions)	December 31, 2017	December 31, 2016
Securities on deposit for regulatory and other purposes	$175.3	$168.7
Securities pledged as collateral for letters of credit	78.1	35.9
Securities and cash on deposit supporting Lloyd’s business	355.5	161.8
Total restricted investments	$608.9	$366.4

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

We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of December 31, 2017 and 2016. A description of the valuation techniques we use to measure assets at fair value is as follows:

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

Equity Securities Level 3: We own certain equity securities that are reported at fair value using Level 3 inputs. The valuation techniques for these securities include the following:

•	Fair value measurements obtained from the National Association of Insurance Commissioners’ Security Valuation Office at the reporting date.
•	Fair value measurements for an investment in an equity fund obtained by applying final prices provided by the administrator of the fund, which is based upon certain estimates and assumptions.
•	Fair value measurements from a broker and an independent valuation service, both based upon estimates and assumptions.

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

Transfers Between Level 1 and Level 2 Securities: There were no transfers between Level 1 and Level 2 securities during 2017 or 2016.

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2017	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
U.S. Governments	$415.1	$410.6	$4.5	$—
Foreign Governments	233.2	—	233.2	—
Obligations of states and political subdivisions	335.9	—	335.9	—
Corporate bonds	1,525.7	—	1,523.8	1.9
Commercial mortgage-backed securities	134.9	—	134.9	—
Residential mortgage-backed securities	309.4	—	309.4	—
Asset-backed securities	161.2	—	161.2	—
Collateralized loan obligations	228.0	—	228.0	—
Total fixed maturities	3,343.4	410.6	2,930.9	1.9
Equity securities	487.4	483.0	2.1	2.3
Other investments	108.8	—	108.8	—
Short-term investments	368.5	333.7	34.8	—
	$4,308.1	$1,227.3	$3,076.6	$4.2

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2016	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
U.S. Governments	$271.2	$228.0	$43.2	$—
Foreign Governments	237.3	—	237.3	—
Obligations of states and political subdivisions	382.8	—	382.8	—
Corporate bonds	1,320.7	—	1,318.7	2.0
Commercial mortgage-backed securities	153.7	—	153.7	—
Residential mortgage-backed securities	176.8	—	176.8	—
Asset-backed securities	125.6	—	125.6	—
Collateralized loan obligations	264.3	—	264.3	—
Total fixed maturities	2,932.4	228.0	2,702.4	2.0
Equity securities	447.4	444.9	2.1	0.4
Other investments	91.5	—	91.5	—
Short-term investments	405.5	375.1	30.4	—
	$3,876.8	$1,048.0	$2,826.4	$2.4

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

The fair value measurements in the tables above do not equal “Total investments” on our Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:

Fair Value Measurements Using Observable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2017	$2.0	$0.4	$2.4
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	—	—
Included in other comprehensive income (loss)	(0.1)	0.2	0.1
Purchases, issuances, sales, and settlements:
Purchases	—	1.7	1.7
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Ending balance, December 31, 2017	$1.9	$2.3	$4.2
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2017	$—	$—	$—

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2016	$—	$0.7	$0.7
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	—	—
Included in other comprehensive income (loss)	—	—	—
Purchases, issuances, sales, and settlements:
Purchases	2.0	—	2.0
Issuances	—	—	—
Sales	—	(0.3)	(0.3)
Settlements	—	—	—
Ending balance, December 31, 2016	$2.0	$0.4	$2.4
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2016	$—	$—	$—

At December 31, 2017 and 2016, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.

4.	Reinsurance

We reinsure certain risks with other insurance companies. Such arrangements serve to limit our maximum loss on certain individual risks as well as on catastrophes and large or unusually hazardous risks. We are liable to our insureds for reinsurance ceded in the event our reinsurers do not meet their obligations. Thus, a credit exposure exists with respect to reinsurance ceded to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. Our allowance for uncollectible reinsurance balances receivable on paid losses and incurred claims was $2.1 million as of December 31, 2017 and 2016. Under certain reinsurance agreements, collateral, including letters of credit, is held to secure performance of reinsurers in meeting their obligations. The amount of such collateral was $907.7 million and $492.6 million at December 31, 2017 and 2016, respectively. The collateral we hold does not apply to our entire outstanding reinsurance recoverable. Rather, collateral is provided on an individual contract basis as appropriate. For each individual reinsurer, the collateral held may exceed or fall below the total outstanding recoverable from that individual reinsurer.

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

Estimated losses recoverable from reinsurers and the ceded portion of unearned premiums are reported as assets in our Consolidated Balance Sheets. Included in “Reinsurance recoverables” are paid loss recoverables of $380.3 million and $215.0 million as of December 31, 2017 and 2016, respectively. “Earned Premiums” and “Losses and loss adjustment expenses” are reported net of reinsurance in our Consolidated Statements of Income.

Losses and loss adjustment expenses of $1,050.2 million, $810.1 million and $766.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, are net of amounts ceded to reinsurers of $992.6 million, $419.3 million and $284.6 million, respectively.

We are required to accept certain assigned risks and other legally mandated reinsurance obligations. Prior to the mid-1980s, we assumed various forms of casualty reinsurance for which we continue to maintain reserves for losses and loss adjustment expenses (see Note 6, “Run-off Lines”). For such assumed reinsurance transactions, we engage in various monitoring steps that are common with assumed reinsurance such as ongoing claims reviews. We currently assume property related reinsurance primarily through our subsidiaries, Argo Re and Ariel Re, and casualty related reinsurance primarily through Syndicate 1200.

Premiums were as follows:

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Direct written premiums	$2,029.2	$1,792.5	$1,651.4
Reinsurance ceded to other companies	(1,043.7)	(724.6)	(610.0)
Reinsurance assumed from other companies	668.0	372.3	360.7
Net written premiums	$1,653.5	$1,440.2	$1,402.1
Direct earned premiums	$1,912.2	$1,722.8	$1,602.2
Reinsurance ceded to other companies	(1,033.6)	(675.8)	(563.7)
Reinsurance assumed from other companies	693.7	363.8	333.4
Net earned premiums	$1,572.3	$1,410.8	$1,371.9
Percentage of reinsurance assumed to net earned premiums	44.1%	25.8%	24.3%

5.	Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Twelve Months Ended December 31,
(in millions)	2017	2016	2015
Net reserves beginning of the year	$2,180.2	$2,133.3	$2,137.1
Net Maybrooke reserves acquired	131.8	—
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	1,058.4	843.4	798.5
Prior accident years	(8.2)	(33.3)	(32.4)
Losses and LAE incurred during calendar year, net of reinsurance	1,050.2	810.1	766.1
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	289.6	178.9	169.0
Prior accident years	599.8	537.6	564.5
Losses and LAE payments made during current calendar year, net of reinsurance:	889.4	716.5	733.5
Change in participation interest (1)	(23.2)	(36.3)	(1.2)
Foreign exchange adjustments	38.4	(10.4)	(35.2)
Net reserves - end of year	2,488.0	2,180.2	2,133.3
Add:
Reinsurance recoverables on unpaid losses and LAE, end of year	1,713.0	1,170.6	990.3
Gross reserves - end of year	$4,201.0	$3,350.8	$3,123.6
(1)	Amount represents (decrease) increase in reserves due to change in our Syndicate 1200 participation.

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

The impact from the (favorable) unfavorable development of prior accident years’ losses and LAE reserves on each reporting segment is presented below:

	For the Twelve Months Ended December 31,
(in millions)	2017	2016	2015
U.S. Operations	$(38.7)	$(35.9)	$(23.0)
International Operations	13.2	(16.0)	(18.0)
Run-off Lines	17.3	18.6	8.6
Total unfavorable (favorable) prior-year development	$(8.2)	$(33.3)	$(32.4)

The following describes the primary factors behind each segment’s prior accident year reserve development for the years ended December 31, 2017, 2016 and 2015:

Year ended December 31, 2017:

•	U.S. Operations: Favorable development in our general liability, workers compensation, surety and commercial automobile lines.
•

International Operations: Unfavorable development in the property and liability lines, primarily due to the first quarter 2017 Ogden rate change and claims from Hurricane Matthew. Partially offsetting this unfavorable development was favorable development on the property reinsurance lines.

•

Run-off Lines: Unfavorable development on prior accident years driven by our asbestos exposure due to increasing defense costs and an increase in the time claims remain open, and in other run-off lines, partially offset by favorable development in the run-off risk management lines.

Year ended December 31, 2016:

•

U.S. Operations: Favorable development in our commercial automobile, workers compensation, surety and commercial multiple peril lines, partially offset by unfavorable development in our general liability lines.

•	International Operations: Favorable development in the property reinsurance lines, as well as general liability and property facultative business underwritten by our Lloyd’s Syndicate 1200.
•

Run-off Lines: Unfavorable development from our asbestos exposure, run-off risk management lines and other run-off lines. The unfavorable development from our asbestos exposure was due to increased defense costs and a final settlement with a large primary insured.

Year ended December 31, 2015:

•

U.S. Operations: Favorable development in the general liability, commercial auto liability and surety lines, partially offset by unfavorable development in the commercial multiple peril and workers compensation lines.

•	International Operations: Favorable development in general liability lines, various liability lines underwritten by our Lloyd’s Syndicate 1200 and the property reinsurance lines.
•

Run-off Lines: Unfavorable development in our run-off workers compensation lines due to increasing medical costs on older claims and the unwind of reserve discount, asbestos and environmental exposures driven by increased defense costs in our primary asbestos exposure and unfavorable development in our other assumed business. Partially offsetting this unfavorable development was favorable development in our run-off property catastrophe reinsurance lines.

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

Short-Duration Contract Disclosures

ASU 2015-09, “Disclosures about Short-Duration Contracts” (Topic 944), requires insurers to make disclosures about their liability for unpaid claims and claim adjustment expenses for short-duration insurance contracts. These disclosures include tables showing incurred and paid claims development information (net of reinsurance and excluding unallocated loss adjustment expenses) which are disaggregated based on the characteristics of the insurance contracts that the insurer writes and other factors specific to the reporting entity. The information should be disclosed by accident year for the number of years claims typically remain outstanding, but need not be more than 10 years, including a reconciliation of the disaggregated information to the consolidated statement of financial position. The basis for our disaggregation of this information is by each of our two ongoing reporting segments, U.S. Operations and International Operations, further disaggregated within each segment by our operating divisions and the primary insurance and reinsurance lines of business we write. We’ve chosen to disaggregate the data in this way so as to not obscure useful information by otherwise aggregating items with significantly different characteristics. See Note 19, “Segment Information,” for additional information regarding our two ongoing reporting segments.

Operating Divisions

Our U.S. Operations reporting segment is comprised of two primary operating divisions, Excess and Surplus Lines and Commercial Specialty, while International Operations includes the International Specialty, Syndicate 1200 and Ariel Re operating divisions. Each of our operating divisions are further described below.

Excess and Surplus Lines

The Excess and Surplus Lines division focuses on U.S.-based risks that the standard (admitted) market is unwilling or unable to underwrite. The standard market’s limited appetite for such coverage is often driven by the insured’s unique risk characteristics, the perils involved, the nature of the business, and/or the insured’s loss experience. We are often able to underwrite these risks with more flexible policy terms through our Excess and Surplus Lines division. We underwrite this business on both an admitted and non-admitted basis.

Commercial Specialty

This Commercial Specialty division provides coverages designed to meet the specialized insurance needs of U.S.-based businesses within certain well-defined markets. It targets business classes and industries with distinct risk profiles that can benefit from specially designed insurance programs, tailored loss control and expert claims handling. This division serves its targeted niche markets with a narrowly focused underwriting profile and specialized knowledge of the businesses it serves.

International Specialty

International Specialty includes Argo’s Bermuda insurance and reinsurance platform, which specialize in specialty property catastrophe reinsurance, excess casualty insurance and professional liability insurance. ArgoGlobal SE, our Malta-based unit, underwrites various insurance products and services in continental Europe. Argo Seguros is our property and casualty insurance company based in Sao Paolo, Brazil, which is focused on serving that country’s domestic commercial insurance market.

Syndicate 1200

The Syndicate 1200 division is focused on underwriting worldwide property, specialty and non-U.S. liability insurance through Argo Underwriting Agency, Ltd. on behalf of Lloyd’s Syndicate 1200 within the Lloyd’s of London global franchise.

Ariel Re

Ariel Re is a global underwriter of specialty insurance and reinsurance business written primarily through its Lloyd’s Syndicate 1910.

Lines of Business

We use an underwriting committee structure to monitor and evaluate the operating performance of our lines of business. The underwriting committees are organized to allow products or coverages with similar characteristics to be managed and evaluated in distinct groups. Using this approach, our insurance business is categorized into underwriting groups, which are Liability, Professional, Property and Specialty. Noted below are descriptions of the types of characteristics considered to disaggregate our business into these groups, as well as other qualitative factors to consider when using the information contained in the following incurred and paid claims development tables.

Liability

Our Liability business generally covers exposures where most claims are reported without a significant time lag between the event that gives rise to a claim and the date the claim is reported to us. However, since facts and information are frequently not complete at the time claims are reported to us, and because protracted litigation is sometimes involved, it can be several years before the ultimate value of these claims is determined. In our International Specialty division, much of the business covers higher layers, potentially increasing the time it takes to fully determine our exposure.

Professional

Much of our Professional business is written on a claims-made basis resulting in coverage only for claims that are reported to us during the year in which the policy is effective, thus reducing the number of claims that will become known to us after the end of the policy expiration date. However, facts and information are frequently not complete at the time claims are reported to us, and protracted litigation is sometimes involved. It can be several years before the ultimate value of these claims is determined. In our International Specialty division, much of the business covers higher layers, potentially increasing the time it takes to fully determine our exposure.

Property

Property losses are generally reported within a short period of time from the date of loss, and in most instances, property claims are settled and paid within a relatively short timeframe. However, Property can be impacted by catastrophe losses which can be more complex than non-catastrophe Property claims due to factors such as difficulty accessing impacted areas and other physical, legal and regulatory impediments potentially extending the period of time it takes to settle and pay claims. The impacts of catastrophe losses can be more significant in our International Specialty and Syndicate 1200 divisions.

Specialty

Specialty lines losses are generally reported within a short period of time from the date of loss, and in most instances, Specialty lines claims are settled and paid within a relatively short timeframe. However, Specialty lines can be impacted by larger losses where facts and information are frequently not complete at the time claims are reported to us. These large losses can be more complex than smaller Specialty claims due to factors such as difficulty determining actual damages and other physical, legal and regulatory impediments potentially extending the period of time it takes to settle and pay claims.

Descriptions of the primary types of coverages included in each of the lines of business for each operating division are noted below:

Excess and Surplus Lines

•	Liability: primary and excess specialty casualty, contract liability, commercial multi-peril, product liability, environmental liability, and auto liability

Commercial Specialty

•	Liability: workers compensation, general liability, auto liability, and various public entity liability risks
•	Professional: management liability and errors and omissions liability

International Specialty

•	Liability: long-tail casualty and general liability
•	Property: catastrophe reinsurance and direct and facultative excess reinsurance

Syndicate 1200

•	Liability: general liability, international casualty and motor treaties
•	Professional: professional indemnity, directors and officer’s liability, and medical malpractice
•	Property: direct and facultative excess reinsurance, North American and international binders, and residential collateral protection for lending institutions
•	Specialty: personal accident, aviation, cargo, yachts, and onshore and offshore marine

Ariel Re

•	Property: property catastrophe reinsurance and excess property direct and facultative insurance

Run-off Lines Segment

We have a Run-off Lines segment for certain products that we no longer underwrite, including asbestos and environmental claims. We have excluded the Run-off Lines segment from the following disaggregated short-duration contract disclosures due to its insignificance to our consolidated financial position and results of operations, both quantitatively and qualitatively. Gross reserves for losses and LAE in Run-off Lines account for less than 7% of our consolidated gross reserves for losses and LAE, and are primarily related to accident years prior to the mid-1990s. As such, claims development tables for the most recent 10 accident years would not provide meaningful information to users of our financial statements, as the majority of the remaining reserves for losses and LAE would be for accident years not separately presented. See Note 6, “Run-off Lines,” for further information on this segment, including discussion of prior accidents years’ development.

Accident Years Presented

Based on the previous operating structure and management of our business prior to calendar year 2011, we did not track ultimate claims and claim adjustment expenses by accident year at a level of detail consistent with the current segmentation of our business, including our operating divisions, with the exception of the business in Syndicate 1200. As a result, it is impracticable to obtain the information necessary to provide historical ultimate claims and claim adjustment expense estimates prior to December 31, 2011 in the following incurred and paid claims development tables for all disaggregation categories except those associated with Syndicate 1200.

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

Prior to the acquisition in February 2017, Ariel Re’s ultimate claims and claim adjustment expense data was not historically available by accident years and line of business. As a result, it is not practical, nor would it be consistent to provide information for calendar years 2016 and prior by accident year at our line of business level. For the 2017 calendar year, we have begun accumulating such claims information by accident year and line of business, and have included such in the tables below.

Foreign Currency

Portions of the business we write in the Syndicate 1200, International Specialty and Ariel Re divisions are denominated in foreign currencies. We have used the December 31, 2017 balance sheet foreign exchange rates to recast the incurred and paid claims information for all periods presented in the following claims development tables in order to eliminate the effects of changes in foreign currency translation rates.

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

As described above, various actuarial methods are utilized to determine the reserves for losses and LAE recorded in our Consolidated Balance Sheets. Weightings of methods at a detailed level may change from evaluation to evaluation based on a number of observations, measures, and time elements. There were no significant changes to the methods and assumptions underlying our consolidated reserve estimations and selections as of December 31, 2017.

Incurred & Paid Claims Development Disclosures

The following tables provide information about incurred and cumulative paid losses and allocated loss adjustment expenses (“ALAE”), net of reinsurance. The following tables also include IBNR reserves plus expected development on reported claims and the cumulative number of reported claims as of December 31, 2017.

Reporting Segment: U.S. Operations
Operating Division: Excess and Surplus Lines
Line of Business: Liability
(in millions, except number of claims reported)

	Incurred Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017
2011	$202.9	$206.0	$205.8	$200.0	$193.5	$192.8	$189.0
2012		189.6	196.0	189.7	183.6	184.4	182.1
2013			217.9	222.6	224.3	227.2	220.4
2014				213.0	215.1	213.1	211.9
2015					232.3	237.0	228.6
2016						246.5	250.9
2017							260.6
						Total	$1,543.5

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017
2011	$17.6	$53.8	$91.0	$122.9	$146.6	$162.4	$170.0
2012		17.2	52.8	89.1	120.8	142.4	157.5
2013			17.6	60.2	100.4	135.2	163.7
2014				15.0	52.2	95.9	131.6
2015					16.5	51.9	91.4
2016						17.4	52.8
2017							11.5
							$778.5
Outstanding liabilities for unpaid losses and ALAE prior to 2011, net of reinsurance							70.1
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance							$835.1

	As of December 31, 2017
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2011	$189.0	$12.4	8,404
2012	182.1	15.1	7,322
2013	220.4	34.9	7,180
2014	211.9	48.0	6,306
2015	228.6	92.3	5,661
2016	250.9	151.4	4,969
2017	260.6	218.4	3,801
(1)	Information presented for calendar years prior to 2017 is required supplementary information and is unaudited.
(2)	The cumulative number of reported claims is measured at a coverage level by occurrence. Reported occurrences that do not result in a liability are included as reported claims.

Reporting Segment: U.S. Operations
Operating Division: Commercial Specialty
Line of Business: Liability
(in millions, except number of claims reported)

	Incurred Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017
2011	$140.6	$155.1	$159.0	$157.5	$158.2	$154.0	$153.7
2012		140.3	146.3	149.7	152.2	151.5	147.7
2013			126.6	133.2	135.1	133.2	131.1
2014				115.5	118.6	116.9	114.5
2015					102.6	106.7	101.6
2016						95.9	99.4
2017							$114.2
						Total	$862.2

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015(1)	2016 (1)	2017
2011	$23.1	$57.5	$85.9	$111.3	$126.1	$135.1	$139.8
2012		20.1	51.0	80.7	105.3	120.8	127.9
2013			18.9	49.4	73.6	93.6	102.8
2014				17.4	38.4	58.7	75.2
2015					16.4	35.0	48.8
2016						11.1	31.7
2017							16.3
						Total	$542.5
Outstanding liabilities for unpaid losses and ALAE prior to 2011, net of reinsurance							55.3
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance							$375.0

	As of December 31, 2017
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2011	$153.7	$6.8	28,153
2012	147.7	9.6	23,594
2013	131.1	13.4	18,901
2014	114.5	17.3	16,261
2015	101.6	27.4	14,379
2016	99.4	38.1	11,225
2017	114.2	64.8	10,897
(1)	Information presented for calendar years prior to 2017 is required supplementary information and is unaudited.
(2)	The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims.

Reporting Segment: U.S. Operations
Operating Division: Commercial Specialty
Line of Business: Professional
(in millions, except number of claims reported)

	Incurred Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017
2011	$35.0	$35.0	$35.0	$32.5	$28.2	$26.9	$26.6
2012		27.8	28.3	28.6	25.8	24.0	24.5
2013			20.9	21.5	21.1	19.0	19.8
2014				22.4	22.4	26.0	33.7
2015					29.9	29.5	33.2
2016						44.2	44.8
2017							60.1
					Total		$242.7

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017
2011	$3.2	$11.8	$17.8	$22.0	$24.0	$25.4	$25.7
2012		2.3	8.6	16.9	19.9	21.4	22.6
2013			1.9	6.3	10.9	14.2	17.6
2014				2.3	5.4	15.1	24.1
2015					1.8	8.3	15.6
2016						2.4	11.9
2017							3.5
					Total		$121.0
Outstanding liabilities for unpaid losses and ALAE prior to 2011, net of reinsurance							0.2
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance							$121.9

	As of December 31, 2017
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2011	$26.6	$0.3	818
2012	24.5	0.2	637
2013	19.8	1.1	616
2014	33.7	2.1	1,041
2015	33.2	6.5	1,802
2016	44.8	19.8	3,190
2017	60.1	50.4	3,272
(1)	Information presented for calendar years prior to 2017 is required supplementary information and is unaudited.
(2)	The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims.

Reporting Segment: International Operations
Operating Division: International Specialty
Line of Business: Liability
(in millions, except number of claims reported)

	Incurred Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017
2011	$6.6	$6.6	$6.6	$4.4	$2.2	$1.6	$1.0
2012		7.4	7.4	7.4	5.6	4.5	1.7
2013			9.1	9.5	9.5	6.5	6.2
2014				10.7	10.9	10.7	7.2
2015					12.6	15.3	25.7
2016						15.2	15.3
2017							18.4
						Total	$75.5

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017
2011	$—	$—	$—	$—	$—	$—	$—
2012		—	—	—	0.1	0.1	0.1
2013			0.4	0.7	0.8	0.9	3.4
2014				0.2	0.7	0.8	1.0
2015					0.3	0.6	16.8
2016						0.4	0.9
2017							0.2
						Total	$22.4
Outstanding liabilities for unpaid losses and ALAE prior to 2011, net of reinsurance							0.4
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance							$53.5

	As of December 31, 2017
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2011	$1.0	$1.0	1,422
2012	1.7	1.6	1,403
2013	6.2	2.7	1,306
2014	7.2	3.1	1,465
2015	25.7	0.7	1,720
2016	15.3	14.1	2,148
2017	18.4	18.0	1,927
(1)	Information presented for calendar years prior to 2017 is required supplementary information and is unaudited.
(2)	The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims.

Reporting Segment: International Operations
Operating Division: International Specialty
Line of Business: Property
(in millions, except number of claims reported)

	Incurred Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017
2011	$118.0	$107.4	$109.6	$107.6	$106.9	$106.8	$107.1
2012		47.4	51.7	50.6	51.8	46.7	46.6
2013			35.5	39.8	39.2	35.1	34.6
2014				28.3	28.5	26.5	25.6
2015					28.4	24.7	23.5
2016						46.2	40.1
2017							54.5
					Total		$332.0

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017
2011	$41.1	$67.5	$89.3	$97.6	$100.0	$101.3	$102.3
2012		12.4	31.3	40.8	49.8	44.2	44.5
2013			5.2	21.7	32.2	32.5	33.2
2014				3.3	14.0	20.6	23.5
2015					4.6	11.9	15.5
2016						14.7	22.8
2017							12.1
					Total		$253.9
Outstanding liabilities for unpaid losses and ALAE prior to 2011, net of reinsurance							4.0
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance							$82.1

	As of December 31, 2017
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2011	$107.1	$—	400
2012	46.6	0.8	322
2013	34.6	0.5	357
2014	25.6	1.5	355
2015	23.5	3.7	420
2016	40.1	8.7	647
2017	54.5	4.2	786

(1)	Information presented for calendar years prior to 2017 is required supplementary information and is unaudited.
(2)	The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims.

Reporting Segment: International Operations
Operating Division: Syndicate 1200
Line of Business: Liability
(in millions, except number of claims reported)

	Incurred Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017
2010	$5.9	$5.0	$4.7	$6.4	$6.2	$6.1	$6.0	$6.1
2011		8.5	9.0	11.4	11.5	10.8	10.6	11.2
2012			9.1	11.3	15.5	14.9	14.4	15.2
2013				23.7	27.8	27.4	25.6	25.7
2014					38.8	38.0	35.2	34.6
2015						35.9	30.9	31.0
2016							26.6	27.9
2017								25.3
							Total	$177.0

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017
2010	$—	$0.2	$0.6	$1.1	$2.1	$2.9	$3.9	$4.2
2011		0.3	0.8	1.7	3.5	5.7	7.3	8.2
2012			0.4	1.2	2.7	6.0	8.6	10.5
2013				1.6	3.4	7.2	11.8	16.2
2014					2.0	4.8	10.2	14.1
2015						0.8	5.3	7.6
2016							1.9	5.8
2017								1.8
							Total	$68.4
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance								$108.6

	As of December 31, 2017
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims
2010	$6.1	$0.1
2011	11.2	0.6
2012	15.2	1.5
2013	25.7	3.9
2014	34.6	7.2
2015	31.0	11.1
2016	27.9	14.1
2017	25.3	19.8
(1)	Information presented for calendar years prior to 2017 is required supplementary information and is unaudited.

Reporting Segment: International Operations
Operating Division: Syndicate 1200
Line of Business: Professional
(in millions, except number of claims reported)

	Incurred Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017
2010	$16.1	$13.2	$13.1	$11.6	$10.4	$9.7	$9.7	$9.8
2011		19.9	21.8	19.2	16.1	15.3	15.3	15.8
2012			14.5	14.4	14.7	14.6	14.6	15.7
2013				23.6	23.6	23.7	23.3	23.6
2014					36.4	37.6	37.9	41.4
2015						39.6	39.1	40.7
2016							34.2	28.5
2017								25.5
							Total	$201.0

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017
2010	$0.1	$1.0	$2.0	$3.1	$3.9	$5.3	$6.7	$7.0
2011		1.1	2.6	4.3	6.8	8.6	11.0	11.7
2012			0.6	1.9	4.5	6.0	8.5	9.9
2013				1.7	3.9	7.4	12.1	16.0
2014					1.7	6.7	15.3	24.7
2015						2.3	8.6	15.3
2016							2.1	5.9
2017								1.1
							Total	$91.6
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance								$109.4

	As of December 31, 2017
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims
2010	$9.8	$0.2
2011	15.8	0.9
2012	15.7	1.8
2013	23.6	4.2
2014	41.4	9.0
2015	40.7	15.1
2016	28.5	14.8
2017	25.5	20.1
(1)	Information presented for calendar years prior to 2017 is required supplementary information and is unaudited.

Reporting Segment: International Operations
Operating Division: Syndicate 1200
Line of Business: Property
(in millions, except number of claims reported)

	Incurred Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017
2010	$51.1	$59.0	$55.3	$54.8	$52.1	$51.8	$51.3	$51.9
2011		109.8	115.1	109.1	96.2	94.3	93.7	93.6
2012			89.5	89.3	93.5	92.6	91.6	91.3
2013				84.0	79.8	78.8	77.3	76.9
2014					71.2	64.5	65.9	66.1
2015						54.9	66.3	73.2
2016							70.7	86.3
2017								83.9
							Total	$623.2

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017
2010	$1.8	$19.8	$28.4	$34.2	$36.2	$40.5	$42.0	$43.0
2011		23.7	47.8	62.6	74.4	80.3	81.9	83.3
2012			29.9	48.2	63.5	74.6	77.0	77.9
2013				44.8	57.2	69.7	73.8	74.2
2014					29.7	51.8	57.8	59.5
2015						23.0	42.9	51.9
2016							39.1	62.3
2017								27.4
							Total	$479.5
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance								$143.7

	As of December 31, 2017
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims
2010	$51.9	$—
2011	93.6	—
2012	91.3	—
2013	76.9	—
2014	66.1	—
2015	73.2	3.7
2016	86.3	8.6
2017	83.9	33.6
(1)	Information presented for calendar years prior to 2017 is required supplementary information and is unaudited.

Reporting Segment: International Operations
Operating Division: Syndicate 1200
Line of Business: Specialty
(in millions, except number of claims reported)

	Incurred Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017
2010	$13.1	$16.0	$13.8	$13.3	$12.3	$12.3	$12.2	$12.2
2011		39.0	40.7	39.4	34.6	33.8	33.8	33.6
2012			53.1	57.0	61.4	49.9	59.7	59.4
2013				76.7	82.2	83.5	83.1	82.6
2014					93.2	99.6	101.0	101.9
2015						90.5	88.7	94.4
2016							86.6	85.1
2017								80.1
							Total	$549.3

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident	For the Years Ended December 31,
Year	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017
2010	$1.9	$8.8	$9.0	$9.4	$9.1	$9.9	$10.1	$10.2
2011		11.7	19.8	24.0	27.5	28.9	29.5	29.8
2012			18.2	27.9	39.4	46.3	49.3	50.3
2013				31.4	53.1	69.6	77.0	78.6
2014					38.2	72.3	83.5	88.8
2015						31.4	54.8	65.7
2016							37.9	57.9
2017								18.8
							Total	$400.1
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance								$149.2

	As of December 31, 2017
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims
2010	$12.2	$—
2011	33.6	—
2012	59.4	—
2013	82.6	—
2014	101.9	2.6
2015	94.4	7.3
2016	85.1	13.0
2017	80.1	41.0
(1)	Information presented for calendar years prior to 2017 is required supplementary information and is unaudited.

Reporting Segment: International Operations
Operating Division: Ariel Re
Line of Business: Property Products
(in millions, except number of claims reported)

	For the Year Ended December 31, 2017
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	Cumulative Paid Losses & ALAE, Net of Reinsurance	Outstanding liabilities for unpaid losses and ALAE prior to 2017, net of reinsurance	Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance
2017	$108.3	$72.5	$33.5	$69.3

As of December 31, 2017
IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims
$30.4	91

Syndicate 1200 Claim Frequency Information

Cumulative claim frequency information has been excluded from the Syndicate 1200 Liability, Professional and Property incurred and paid claims development tables above due to the impracticability of obtaining such information at the level required for meaningful disaggregated disclosure.

Syndicate 1200 measures claim frequency based on the number of reported claims by individual claimant at a coverage level for non-bordereau reporting, which is consistent with market practices for insurance business sourced through open market channels. For claims reported on a bordereau for business sourced through channels such as Lloyd’s authorized coverholders, which constitutes approximately half of the business written in Syndicate 1200, the number of reported claims is measured by bordereau report at a coverage level. This method of tracking and analyzing bordereau-reported claims is consistent with common industry practice within the Lloyd’s market. The information for both bordereau and non-bordereau claims may be pooled dependent on the class of business and analyzed in the aggregate to determine the ultimate cost of settling the claims by line of business and Lloyd’s year of account. Due to our methodology of establishing ultimate liabilities for Syndicate 1200 claims, there is not a reasonable way to disaggregate the IBNR reserves and expected development on reported claims between bordereau and non-bordereau business for separate disclosure.

The reconciliation of the net incurred and paid development tables to the liability for unpaid losses and LAE in our Consolidated Balance Sheets is as follows:

(in millions)	As of December 31, 2017
Liabilities for unpaid losses and ALAE:
US Operations:
Excess and Surplus Lines - Liability	$835.1
Commercial Specialty - Liability	375.0
Commercial Specialty - Professional	121.9
International Operations:
International Specialty - Liability	53.5
International Specialty - Property	82.1
Syndicate 1200 - Liability	108.6
Syndicate 1200 - Professional	109.4
Syndicate 1200 - Property	143.7
Syndicate 1200 - Specialty	149.2
Ariel Re - Property	69.3
Run-off Lines	197.5
Other lines	189.3
Total liabilities for unpaid losses and ALAE, net of reinsurance	2,434.6

Reinsurance recoverables on unpaid losses and LAE:
US Operations:
Excess and Surplus Lines - Liability	293.3
Commercial Specialty - Liability	246.6
Commercial Specialty - Professional	70.2
International Operations:
International Specialty - Liability	95.8
International Specialty - Property	67.4
Syndicate 1200 - Liability	77.1
Syndicate 1200 - Professional	78.6
Syndicate 1200 - Property	91.5
Syndicate 1200 - Specialty	88.6
Ariel Re - Property	280.8
Run-off Lines	91.4
Other lines	231.7
Total reinsurance recoverables on unpaid losses and LAE	1,713.0

Unallocated loss adjustment expenses	71.0
Unamortized reserve discount	(17.6)
Gross liability for unpaid losses and LAE	$4,201.0

Other lines in the table above is comprised of lines of business and operating divisions within our two reporting segments which are not individually significant for separate disaggregated disclosure.

Claims Duration

The following table provides supplementary unaudited information about the annual percentage payout of incurred losses and ALAE, net of reinsurance, as of December 31, 2017:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (1)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8
US Operations:
Excess and Surplus Lines - Liability	8.3%	18.3%	19.3%	16.4%	12.1%	8.0%	5.4%	N/A
Commercial Specialty - Liability	15.0%	21.8%	18.5%	16.0%	9.1%	6.1%	4.0%	N/A
Commercial Specialty - Professional	8.2%	22.5%	27.3%	18.6%	9.4%	5.0%	2.9%	N/A
International Operations:
International Specialty - Liability	11.5%	13.0%	17.6%	14.8%	10.6%	8.4%	6.1%	N/A
International Specialty - Property	26.6%	30.7%	24.9%	9.2%	4.5%	2.0%	1.0%	N/A
Syndicate 1200 - Liability	5.0%	10.3%	13.7%	17.0%	17.9%	10.6%	7.3%	5.1%
Syndicate 1200 - Professional	4.4%	9.4%	13.6%	15.6%	13.6%	13.9%	8.1%	5.8%
Syndicate 1200 - Property	39.8%	25.1%	16.1%	9.9%	3.8%	2.3%	1.2%	0.7%
Syndicate 1200 - Specialty	40.4%	28.0%	15.8%	8.8%	3.3%	1.9%	1.0%	0.5%
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

Information About Amounts Reported at Present Value

We discount certain workers compensation liabilities for unpaid losses and LAE within our US Operations and Run-off Lines segments. The discounted US Operations liabilities relate to all non-ALAE workers compensation liabilities within one of our insurance subsidiaries. In Run-off Lines, we discount certain pension-type liabilities for unpaid losses and LAE. The following tables provide information about these discounted liabilities for unpaid losses and LAE:

	Carrying Amount of
	Reserves for Losses & LAE			Aggregate Amount of Discount
	As of December 31,			As of December 31,
(in millions, except discount percentages)	2017	2016	2015	2017	2016	2015
US Operations:
Commercial Specialty - Liability	$126.7	$121.1	$121.6	$10.6	$10.3	$10.3
Run-off Lines	175.5	184.5	193.7	7.0	9.1	11.2
Total	$302.2	$305.6	$315.3	$17.6	$19.4	$21.5

	Interest Accretion (1)			Discount Rate
	For the Years Ended December 31,			As of December 31,
	2017	2016	2015	2017	2016	2015
US Operations:
Commercial Specialty - Liability	$1.9	$1.9	$1.1	2.25%	2.25%	2.25%
Run-off Lines	2.1	2.1	3.1	3.50%	3.50%	3.50%
Total	$4.0	$4.0	$4.2
(1)	Interest accretion is recorded in the line item “Losses and loss adjustment expenses” in our Consolidated Statements of Income.

6.	Run-off Lines

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

The following table presents our gross reserves for Run-off Lines as of December 31:

	December 31,
(in millions)	2017	2016
Asbestos and Environmental:
Reinsurance assumed	$29.3	$28.4
Other	26.6	20.0
Total Asbestos and Environmental	55.9	48.4
Risk management	219.6	236.9
Run-off reinsurance lines	1.8	1.9
Other run-off lines	4.6	3.7
Gross reserves - Run-off Lines	$281.9	$290.9

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

	December 31,
(in millions)	2017	2016	2015
Direct written
Case reserves	$2.1	$2.8	$2.0
Unallocated loss adjustment expense ("ULAE")	0.5	0.5	0.5
Incurred but not reported ("IBNR")	18.8	12.1	8.2
Total direct written reserves	21.4	15.4	10.7
Assumed domestic
Case reserves	9.8	10.5	12.2
ULAE	0.8	0.8	0.8
IBNR	13.7	10.5	13.7
Total assumed domestic reserves	24.3	21.8	26.7
Assumed London
Case reserves	2.3	3.3	4.0
ULAE	—	—	—
IBNR	0.6	1.4	1.4
Total assumed London reserves	2.9	4.7	5.4
Total asbestos reserves	$48.6	$41.9	$42.8

The following table presents our underwriting losses for Run-off Lines:

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Asbestos and Environmental:
Reinsurance assumed	$(8.7)	$(1.3)	$(1.0)
Other	(6.7)	(9.6)	(3.4)
Total Asbestos and Environmental	(15.4)	(10.9)	(4.4)
Risk management	(8.8)	(13.1)	(8.2)
Run-off reinsurance lines	(0.1)	0.1	2.0
Other run-off lines	(1.4)	(1.2)	(3.5)
Total underwriting loss - Run-off Lines	$(25.7)	$(25.1)	$(14.1)

Reserves for asbestos and environmental claims cannot be estimated with traditional loss reserving techniques that rely on historical accident year loss development factors. The uncertainty in the asbestos and environmental reserves estimates arises from several factors including lack of actuarially credible historical data, inapplicability of standard actuarial projection techniques, uncertainty with regards to claim costs, coverage interpretations and judicial, statutory and regulatory provisions under which the claims may be ultimately resolved. It is impossible to predict how the courts will interpret coverage issues and these resolutions may have a material impact on the ultimate resolution of the asbestos and environmental liabilities. We use a variety of estimation methods to calculate reserves as a whole; however, reserves for asbestos and environmental claims were determined utilizing a variety of methods which rely on historical claim reporting and average claim cost information. We apply greatest weight to the method that projects future calendar period claims and average claim costs because it best captures the unique claim characteristics of our underlying exposures. Although management has recorded its best estimate of loss reserves, due to the uncertainties of estimation of liability that may arise as discussed herein, further deterioration of claims could occur in the future.

Please see Note 5, “Reserves for Losses and Loss Adjustment Expenses” for further discussion.

7.	Junior Subordinated Debentures

Through a series of trusts, that are wholly-owned subsidiaries (non-consolidated), we issued debt. The debentures are variable with the rate being reset quarterly and subject to certain interest rate ceilings. Interest payments are payable quarterly. The debentures are all unsecured and are subordinated to other indebtedness. At December 31, 2017 and 2016, all debentures were eligible for redemption subject to certain terms and conditions at a price equal to 100% of the principal plus accrued and unpaid interest.

A summary of our outstanding junior subordinated debentures is presented below:

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at December 31, 2017	Amount
Argo Group
05/15/2003	PXRE Capital Statutory Trust II	05/15/2033	3M LIBOR + 4.10%	5.52%	$18.1
11/06/2003	PXRE Capital Trust VI	09/30/2033	3M LIBOR + 3.90%	5.59%	10.3
Argo Group US
05/15/2003	Argonaut Group Statutory Trust I	05/15/2033	3M LIBOR + 4.10%	5.52%	15.5
12/16/2003	Argonaut Group Statutory Trust III	01/08/2034	3M LIBOR + 4.10%	5.46%	12.3
04/29/2004	Argonaut Group Statutory Trust IV	04/29/2034	3M LIBOR + 3.85%	5.27%	13.4
05/26/2004	Argonaut Group Statutory Trust V	05/24/2034	3M LIBOR + 3.85%	5.30%	12.3
05/12/2004	Argonaut Group Statutory Trust VI	05/12/2034	3M LIBOR + 3.80%	5.40%	13.4
09/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M LIBOR + 3.60%	5.19%	15.5
09/22/2004	Argonaut Group Statutory Trust VIII	09/22/2034	3M LIBOR + 3.55%	5.21%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M LIBOR + 3.60%	5.19%	15.5
09/15/2005	Argonaut Group Statutory Trust X	09/15/2035	3M LIBOR + 3.40%	4.99%	30.9
	Total Outstanding				$172.7

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at December 31, 2016	Amount
Argo Group
05/15/2003	PXRE Capital Statutory Trust II	05/15/2033	3M LIBOR + 4.10%	5.00%	$18.1
11/06/2003	PXRE Capital Trust VI	09/30/2033	3M LIBOR + 3.90%	4.90%	10.3
Argo Group US
05/15/2003	Argonaut Group Statutory Trust I	05/15/2033	3M LIBOR + 4.10%	5.00%	15.5
12/16/2003	Argonaut Group Statutory Trust III	01/08/2034	3M LIBOR + 4.10%	4.98%	12.3
04/29/2004	Argonaut Group Statutory Trust IV	04/29/2034	3M LIBOR + 3.85%	4.76%	13.4
05/26/2004	Argonaut Group Statutory Trust V	05/24/2034	3M LIBOR + 3.85%	4.77%	12.3
05/12/2004	Argonaut Group Statutory Trust VI	05/12/2034	3M LIBOR + 3.80%	4.79%	13.4
09/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M LIBOR + 3.60%	4.56%	15.5
09/22/2004	Argonaut Group Statutory Trust VIII	09/22/2034	3M LIBOR + 3.55%	4.55%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M LIBOR + 3.60%	4.56%	15.5
09/15/2005	Argonaut Group Statutory Trust X	09/15/2035	3M LIBOR + 3.40%	4.36%	30.9
	Total Outstanding				$172.7

Junior Subordinated Debentures from Maybrooke Acquisition

Unsecured junior subordinated debentures with a principal balance of $91.8 million were assumed through the acquisition of Maybrooke (“the acquired debt”). As part of the ongoing liquidation of the Maybrooke holding company, which began subsequent to our acquisition in 2017, the acquired debt was ultimately assigned to Argo Re and is carried on our consolidated balance sheet at $83.9 million, which represents the debt’s fair value at the date of acquisition plus accumulated accretion of discount to par value, as required by accounting for business combinations under ASC 805 (see Note 2, “Acquisition of Maybrooke”). At December 31, 2017, the acquired debt was eligible for redemption at par. Interest accrues on the acquired debt based on a variable rate, which is reset quarterly. Interest payments are payable quarterly. A summary of the terms of the acquired debt outstanding at December 31, 2017 is presented below:

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2017	Principal at December 31, 2017	Carrying Value at December 31, 2017
9/15/2007	9/15/2037	3 month LIBOR + 3.15%	4.74%	$91.8	$83.9

8.	Other Indebtedness

Our Consolidated Balance Sheets includes various long-term debt instruments under the caption “Other indebtedness,” as detailed in the table below. Information regarding the terms and principal amounts of each of these debt instruments is also provided.

(in millions)
Debt Type	December 31, 2017	December 31, 2016
Floating rate loan stock	$58.9	$54.8
Term loan	125.0	—
Other debt	0.6	0.6
Total other indebtedness	$184.5	$55.4

Floating Rate Loan Stock

This debt was assumed through the acquisition of Argo Underwriting Agency, Ltd. These notes are unsecured. At December 31, 2017 and 2016, all notes were eligible for redemption subject to certain terms and conditions at a price equal to 100% of the principal plus accrued and unpaid interest. Interest on the U.S. Dollar and Euro notes is due semiannually and quarterly, respectively. A summary of the notes outstanding at December 31, 2017 and 2016 is presented below:

(in millions)
Issue Date	Currency	Maturity	Rate Structure	Interest Rate at December 31, 2017	Amount
12/08/2004	U.S. Dollar	11/15/2034	6 month LIBOR + 4.2%	5.66%	$6.5
09/06/2005	Euro	08/22/2035	3 month LIBOR + 4.0%	3.67%	14.1
10/31/2006	U.S. Dollar	01/15/2036	6 month LIBOR + 4.0%	5.46%	10.0
10/31/2006	Euro	11/22/2036	3 month LIBOR + 4.0%	3.67%	12.4
06/08/2007	Euro	09/15/2037	3 month LIBOR + 3.9%	3.57%	15.9
					$58.9

(in millions)
Issue Date	Currency	Maturity	Rate Structure	Interest Rate at December 31, 2016	Amount
12/08/2004	U.S. Dollar	11/15/2034	6 month LIBOR + 4.2%	5.18%	$6.5
09/06/2005	Euro	08/22/2035	3 month LIBOR + 4.0%	3.70%	12.8
10/31/2006	U.S. Dollar	01/15/2036	6 month LIBOR + 4.0%	4.98%	10.0
10/31/2006	Euro	11/22/2036	3 month LIBOR + 4.0%	3.70%	11.2
06/08/2007	Euro	09/15/2037	3 month LIBOR + 3.9%	3.58%	14.3
					$54.8

No principal payments have been made since the acquisition of Argo Underwriting Agency, Ltd. The floating rate loan stock denominated in Euros fluctuates due to foreign currency translation. The outstanding balance on these loans was $42.4 million and $38.3 million as of December 31, 2017 and 2016, respectively. The foreign currency translation adjustment is recorded in our Consolidated Statements of Income.

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

The New Credit Agreement provides for a $200.0 million revolving credit facility with a maturity date of March 3, 2022 unless extended in accordance with the terms of the New Credit Agreement. In addition, the New Credit Agreement includes a $125.0 million term loan borrowing, which Argo Group used to pay off in its entirety the $125.0 million borrowing drawn on January 31, 2017 under the Prior Agreement to help fund the acquisition of Maybrooke. Interest accrues based on a variable rate, which resets and is payable based on reset options selected by Argo Group pursuant to the terms of the New Credit Agreement. A summary of the terms of the outstanding balance at December 31, 2017 is presented below:

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2017	Amount
3/3/2017	3/3/2019	2 month LIBOR + 1.5%	2.94%	$125.0

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

Included in the New Credit Agreement is a provision that allows up to $200.0 million of the revolving credit facility to be used for LOCs, subject to availability. On March 3, 2017, the $0.2 million LOC outstanding under the Prior Credit Agreement was transferred to the New Credit Agreement. At December 31, 2017 and 2016, there were no borrowings outstanding under the revolving portions of the credit facilities. At December 31, 2017 and 2016, there were $0.5 million and $0.2 million, respectively in LOCs against the New and Prior Credit Agreement, respectively.

Other Debt

As part of the ARIS Title Insurance Corporation (“ARIS”) acquisition, at December 31, 2017 and 2016, we had a note payable for $0.6 million. The note had a variable interest rate of 2.00% above 30-day LIBOR, with the variable interest rate being reset quarterly and subject to certain interest rate ceilings. Interest payments are payable quarterly. The note payable matures on April 1, 2019.

9.	Disclosures about Fair Value of Financial Instruments

Cash. The carrying amount approximates fair value.

Investment securities and short-term investments. See Note 3, “Investments,” for additional information.

Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables and reinsurance recoverables on paid losses approximates fair value.

Debt. At December 31, 2017 and 2016, the fair value of our Junior subordinated debentures, Senior unsecured fixed rate notes and Other indebtedness was estimated using appropriate market indices or quoted prices from external sources based on current market conditions. All of these debt instruments would be in Level 3 of the fair value hierarchy, as the fair value estimates shown below were calculated using unobservable inputs reflecting our assumptions about the assumptions market participants would use in pricing the liabilities.

A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	December 31, 2017		December 31, 2016
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures
Trust preferred debentures	$172.7	$172.9	$172.7	$162.4
Subordinated debentures acquired with Maybrooke	83.9	85.0	—	—
Senior unsecured fixed rate notes	139.6	141.2	139.5	139.3
Floating rate loan stock	58.9	59.0	54.8	51.5

10.	Shareholders’ Equity

On February 20, 2018, our Board of Directors declared a 15% stock dividend, payable on March 21, 2018, to shareholders of record at the close of business on March 7, 2018. For additional details regarding the aforementioned stock dividend, see Note 25, “Subsequent Event.” In addition, our Board of Directors declared a quarterly cash dividend in the amount of $0.27 on each share of common stock outstanding, on a post-stock dividend basis. The cash dividend will be paid on March 23, 2018, to shareholders of record at the close of business on March 7, 2018.

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

During 2017, our Board of Directors declared quarterly cash dividends totaling $1.08 on each share of common stock outstanding to our shareholders of record. For the year ended December 31, 2017, we paid cash dividends totaling $33.2 million to our shareholders.

During 2016, our Board of Directors declared quarterly cash dividends totaling $0.86 on each share of common stock outstanding. For the year ended December 31, 2016, we paid cash dividends totaling $26.6 million to our shareholders.

During 2015, our Board of Directors declared quarterly cash dividends totaling $0.80 on each share of common stock outstanding or $0.73 on each share outstanding adjusted for the 2016 stock dividends to our shareholders of record. For the year ended December 31, 2015, we paid cash dividends totaling $22.7 million to our shareholders.

We are authorized to issue 30 million shares of $1.00 par value preferred shares. As of December 31, 2017 and 2016, no preferred shares were issued and outstanding.

On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous Repurchase Authorizations. As of December 31, 2017, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $85.0 million.

For the year ended December 31, 2017 and 2016, we repurchased 756,252 common shares and 847,111 common shares, respectively for $45.2 million and $47.1 million, respectively

A summary of common shares repurchased for the twelve months ended December 31, 2017 is shown below:

Repurchase Type	Date Trading Plan Initiated	2017 Purchase Period	Number of Shares Repurchased	Average Price of Shares Repurchased	Total Cost (in millions)	Repurchase Authorization Year
10b5-1 Trading Plan	6/14/2017	06/20/2017-08/10/2017	156,570	$59.53	$9.4	2016
10b5-1 Trading Plan	9/15/2017	09/18/2017-11/07/2017	84,711	$60.71	5.1	2016
10b5-1 Trading Plan	12/15/2017	12/27/2017	1,420	$60.53	0.1	2016
Open Market	N/A	08/11/2017-09/15/2017	421,976	$59.75	25.2	2016
Open Market	N/A	11/08/2017-11/21/2017	91,575	$59.28	5.4	2016
Total			756,252	$59.76	$45.2

At December 31, 2017, we had the following authorized, unissued common shares reserved for future issuance:

Reserve Name	Shares Reserved
2014 Long-Term Incentive Plan	3,178,971
2016 Employee Share Purchase Plan	492,082
Total	3,671,053

11.	Accumulated Other Comprehensive Income (Loss)

A summary of changes in accumulated other comprehensive income (loss), net of taxes (where applicable) by component is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2016	$(21.6)	$40.0	$(6.9)	$11.5
Other comprehensive income (loss) before reclassifications	4.0	42.4	(0.2)	46.2
Amounts reclassified from accumulated other comprehensive income (loss)	—	(10.0)	—	(10.0)
Net current-period other comprehensive income (loss)	4.0	32.4	(0.2)	36.2
Balance, December 31, 2016	(17.6)	72.4	(7.1)	47.7
Other comprehensive income (loss) before reclassifications	(1.4)	77.7	0.8	77.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	(28.2)	—	(28.2)
Net current-period other comprehensive income (loss)	(1.4)	49.5	0.8	48.9
Balance, December 31, 2017	$(19.0)	$121.9	$(6.3)	$96.6

The amounts reclassified from accumulated other comprehensive income (loss) shown in the above table have been included in the following captions in our Consolidated Statements of Income:

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Unrealized gains and losses on securities:
Net realized investment gains	$(41.6)	$(23.2)	$(7.2)
Provision for income taxes	13.4	13.2	6.3
Net of taxes	$(28.2)	$(10.0)	$(0.9)

12.	Net Income Per Common Share

The following table presents the calculation of net income per common share on a basic and diluted basis:

	For the Years Ended December 31,
(in millions, except number of shares and per share amounts)	2017	2016	2015
Net income	$50.3	$146.7	$163.2
Weighted average common shares outstanding - basic	29,962,524	30,166,440	30,769,089
Effect of dilutive securities:
Equity compensation awards	794,710	679,270	616,371
Weighted average common shares outstanding - diluted	30,757,234	30,845,710	31,385,460
Net income per common share:
Basic	$1.68	$4.86	$5.31
Diluted	$1.64	$4.75	$5.20

Excluded from the weighted average common shares outstanding calculation at December 31, 2017, 2016 and 2015 are 10,785,007 shares, 10,028,755 shares and 9,181,644 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date. In 2017, 2016 and 2015, there were no anti-dilutive shares of common stock to be excluded from the computation of diluted net income per common share.

On February 20, 2018, our Board of Directors declared a 15% stock dividend payable on March 21, 2018, to shareholders of record at the close of business on March 7, 2018. The share numbers and per share amounts shown in the table above have not been retroactively adjusted to give effect to the stock dividend. For additional details regarding the stock dividend, see Note 25, “Subsequent Event.”

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

The following table summarizes the assumptions we used:

For the Years Ended December 31,
	2017	2016	2015
Risk-free rate of return	1.83% to 2.22%	1.00% to 2.02%	1.44% to 1.81%
Expected dividend yields	1.63% to 1.72%	1.62% to 1.70%	1.46% to 1.60%
Expected award life (years)	4.48 to 4.49	4.50 to 4.61	4.62 to 4.71
Expected volatility	18.13% to 18.70%	18.73% to 19.70%	20.04% to 22.09%

All outstanding awards were adjusted to reflect the 10% stock dividend in 2016, resulting in a 10% increase to the number of awards outstanding and a 9.09% reduction in the exercise price.

We estimate forfeitures based on historical forfeitures patterns, thereby recognizing expense only for those awards that are expected to vest. The estimate of forfeitures is adjusted as actual forfeitures differ from our estimate, resulting in recognition of compensation expense only for those awards that actually vest.

The compensation expense recognized under all our share-based payment plans was $12.3 million ($10.3 million, net of tax), $19.8 million ($15.5 million, net of tax) and $29.1 million ($23.7 million, net of tax) for the years ended December 31, 2017, 2016 and 2015, respectively. The compensation expense is included in “Underwriting, acquisition and insurance expenses” in our Consolidated Statements of Income.

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

A summary of restricted share activity as of December 31, 2017 and changes during the year then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2017	702,030	$42.69
Granted	235,431	$62.85
Vested and issued	(183,458)	$41.96
Expired or forfeited	(72,334)	$50.53
Outstanding at December 31, 2017	681,669	$49.02

As of December 31, 2017, there was $25.6 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group. The weighted-average period over which this unrecognized expense is expected to be recognized is 2.0 years. The total fair value of shares vested during the year ended December 31, 2017 was $7.7 million.

A summary of stock-settled SARs activity as of December 31, 2017 and changes during the year then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2017	1,982,695	$34.80
Exercised	(486,454)	$30.77
Expired or forfeited	(186,089)	$40.75
Outstanding at December 31, 2017	1,310,152	$35.45
Vested or expected to vest as of end of year	1,236,514	$19.80
Exercisable at end of year	891,067	$22.80

The stock-settled SARs vest over a one to four year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. For the year ended December 31, 2017, 486,454 stock-settled SARs were exercised resulting in 252,580 shares being issued. As of December 31, 2017, there was $3.6 million of total unrecognized compensation cost related to stock-settled SARs outstanding. The weighted-average period over which this unrecognized expense is expected to be recognized is 1.0 years. Aggregate intrinsic value of the stock-settled SARs at December 31, 2017 was $26.2 million.

A summary of cash-settled SARs activity as of December 31, 2017 and changes during the year then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2017	500,486	$32.08
Exercised	(318,562)	$31.87
Expired or forfeited	(14,628)	$23.40
Outstanding at December 31, 2017	167,296	$33.23

As of December 31, 2017, all the cash-settled SARs are fully vested. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We account for the cash-settled SARs as liability awards, which require the awards to be revalued at each reporting period. For the year ended December 31, 2017, 318,562 cash-settled SARs were exercised resulting in $10.2 million in cash payments. Aggregate intrinsic value of the cash-settled SARs at December 31, 2017 was $4.1 million. The liability for cash-settled SARs was $5.7 million and $18.6 million at December 31, 2017 and 2016, respectively.

Included in the total shares outstanding at December 31, 2017 are 406,712 restricted shares whose vesting is contingent on the employee meeting defined performance conditions. Employees have a specified time period in which to meet the performance condition (typically one year) and forfeit the grant (on a pro rata basis) if the performance conditions are not met in the specified time frame. We evaluate the likelihood of the employee completing the performance condition and include this estimate in the determination of the forfeiture factor for the grants.

Employees Share Purchase Plans

We have established an employee stock purchase plan for eligible employees (Argo Group’s 2007 Employee Share Purchase Plan). Under this plan, newly issued shares of our common stock may be purchased over an offering period of three months at 85% of the lower of the market value on the first day of the offering period or on the designated purchase date at the end of the offering period. We have also established a Save As You Earn Plan for our United Kingdom employees (Argo Group’s Save As You Earn Plan). Under this plan, newly issued shares of our common stock may be purchased over an offering period of three or five years at 85% of the market value of the common shares on the first day of the offering period. Expense recognized under these plans for the years ended December 31, 2017, 2016 and 2015 was $0.4 million, $0.3 million and $0.4 million, respectively.

Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors

Until December 16, 2013, the non-employee members of our Board of Directors were entitled to participate in the Argo Group International Holdings, Ltd. Deferred Compensation Plan for Non-Employee Directors (“Directors Plan”), a non-funded and non-qualified deferred compensation plan. Under the Directors Plan, non-employee directors could elect each year to defer payment of 0%, 50% or 100% of their cash compensation payable during the next calendar year. The Directors Plan was amended effective December 16, 2013, and certain amounts were paid out prior to the end of 2013.  As of December 31, 2017 the Directors Plan was terminated and cash paid to directors totaled $5.1 million. Compensation expense for December 31, 2017 under the Directors Plan was negligible. Under the Directors Plan, we recorded compensation expense of $0.9 million for both of the years ended December 31, 2016 and 2015.

14.	Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses were as follows:

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Commissions	$255.9	$234.0	$232.2
General expenses	359.1	292.1	295.6
Premium taxes, boards and bureaus	32.3	25.2	9.8
	647.3	551.3	537.6
Net deferral of policy acquisition costs	(11.9)	(4.3)	(0.9)
Total underwriting, acquisition and insurance expenses	$635.4	$547.0	$536.7

The increase in general expenses for the year ended December 31, 2017 as compared to 2016 and 2015 was driven by expenses attributable to the operations of Maybrooke, as well as increased personnel costs associated with investments in strategic growth areas, information technology (including digital initiatives), marketing, and occupancy costs.

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

We also have operations in Belgium, Brazil, France, Ireland, Luxembourg, Malta, Spain, and Switzerland, which also are subject to income taxes imposed by the jurisdiction in which they operate. We have operations in Barbados and the United Arab Emirates, which are not subject to income tax under the laws of those countries.

On December 22, 2017, U.S. tax legislation referred to as the TCJA was enacted.  The effects of changes in tax laws and tax rates are recognized in the period of enactment.  Accordingly, we have recorded the impacts of the TCJA in our 2017 consolidated financial statements which, among other changes, primarily includes the remeasurement of our deferred tax assets and liabilities for the reduced US federal tax rate from 35% to 21% beginning on January 1, 2018, and the computation of a provisional amount for the loss reserve discounting modifications. The remeasurement resulted in a reduction of net deferred tax liabilities of $20.2 million, which includes a $20.9 million benefit related to deferred taxes previously recognized in accumulated other comprehensive income.  We are still analyzing certain aspects of the TCJA and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.  Thus, our 2017 consolidated financial statements reflect a reasonably estimated provisional amount based on information available and in accordance with SAB 118.  SAB 118 provides guidance on accounting for the effects of the U.S. tax reform where our determinations are incomplete but we are able to determine a reasonable estimate. A final determination is required to be made within a measurement period not to extend beyond one year from the enactment date of the U.S. tax reform. As additional guidance is released, the estimate will be updated as necessary.

The following table presents the components of income tax (benefit) provision expense included in the amounts reported in our consolidated financial statements:

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Current income tax (benefit) provision related to:
United States	$(0.3)	$30.4	$5.1
United Kingdom	7.6	3.9	(1.5)
Other jurisdictions	0.2	2.0	2.4
Total current income tax provision	7.5	36.3	6.0

Deferred income tax (benefit) provision related to:
United States	(0.3)	3.3	7.8
United Kingdom	(17.6)	(4.4)	0.5
Other jurisdictions	—	—	—
Total deferred income tax (benefit) provision	(17.9)	(1.1)	8.3

Income tax (benefit) provision	$(10.4)	$35.2	$14.3

Total income tax benefit for 2017 included a net benefit of 20.2 million to reflect the change in tax laws and tax rates included in TCJA at the date of enactment, resulting primarily from remeasuring our deferred tax assets and liabilities.

Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the years ended December 31, 2017, 2016 and 2015, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

(in millions)	2017			2016			2015
	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$30.2		0.0%	$99.6		0.0%	$94.3		0.0%
United States	67.5		(0.9%)	115.2		29.2%	64.8		19.9%
United Kingdom	(53.8)		18.7%	(34.8)		1.2%	21.3		(4.7%)
Belgium	0.1		75.0%	(0.1)		23.2%	—	(1)	237.0%
Brazil	0.8		0.0%	0.6		0.0%	(3.2)		0.0%
Ireland (2)	(0.2)		0.0%	(0.2)		5.0%	(0.1)		5.0%
Luxembourg	(5.2)		0.0%	—		0.0%	—		0.0%
Malta	0.3		0.0%	1.6		0.3%	0.1		0.0%
Switzerland	—	(1)	21.1%	—	(1)	0.0%	0.1		20.5%
United Arab Emirates	0.2		0.0%	—	(1)	0.0%	0.2		0.0%
Pre-tax income	$39.9		(26.1%)	$181.9		19.4%	$177.5		8.1%

(1)	Pre-tax income for the respective year was less than $0.1 million.
(2)	Effective tax rate of 5 percent on intercompany dividends of $40.0 million for the year ended December 31, 2016. Dividends eliminated in consolidation.

Our effective tax rate may vary significantly from period to period depending on the jurisdiction generating the pre-tax income (loss) and its corresponding statutory tax rate. The geographic distribution of pre-tax income (loss) can fluctuate significantly between periods given the inherit nature of our business. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Income tax provision at expected rate	$12.7	$34.1	$25.8
Tax effect of:
Nontaxable investment income	(4.7)	(5.5)	(6.5)
Foreign exchange adjustments	2.1	5.3	(0.1)
Withholding taxes	0.4	2.4	2.9
Change in valuation allowance	(0.9)	0.7	(2.6)
Impact of change in tax rate related to TCJA	(20.2)	—	—
Other	0.2	(1.8)	(5.2)
Income tax provision	$(10.4)	$35.2	$14.3

The net deferred tax liability comprises the tax effects of temporary differences related to the following assets and liabilities:

	December 31,
(in millions)	2017	2016
Deferred tax assets:
Losses and loss adjustment expense reserve discounting	$17.2	$21.1
Unearned premiums	21.4	29.1
Net operating loss carryforwards	21.9	26.7
Impairment of investment values	4.0	8.6
Accrued bonus	2.6	7.4
Stock option expense	2.0	8.1
United Kingdom underwriting results	3.8	—
Other	20.0	32.5
Deferred tax assets, gross	92.9	133.5
Deferred tax liabilities:
Unrealized gains on equity securities	(30.5)	(39.1)
Unrealized gains on fixed maturities and other investment securities	(5.0)	(3.9)
Deferred acquisition costs	(16.9)	(22.2)
TCJA reserve transitional liability	(5.5)	—
United Kingdom underwriting results	—	(5.4)
Deferred gain on like-kind exchange	(8.0)	(13.3)
Depreciable fixed assets	(14.5)	(21.0)
Unrealized gains on limited partnership interests	(14.6)	(17.6)
Other	(9.1)	(11.6)
Deferred tax liabilities, gross	(104.1)	(134.1)
Deferred tax (liabilities) assets, net before valuation allowance	$(11.2)	$(0.6)
Valuation allowance	(20.1)	(23.5)
Deferred tax liabilities, net	$(31.3)	$(24.1)
Net deferred tax (liabilities) assets - Other jurisdictions	$1.2	$(6.6)
Net deferred tax liabilities - United States	(32.5)	(17.5)
Deferred tax liabilities, net	$(31.3)	$(24.1)

Our gross deferred tax assets (liabilities) are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future taxable income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of future taxable income sufficient to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally for our US property and casualty insurers two years for net operating losses and for all our US subsidiaries three years for capital losses. If a company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. The net change in valuation allowance for deferred tax assets was a decrease of $3.4 million in 2017 relating to the items discussed below. Based upon a review of our available evidence, both positive and negative discussed above, our management concluded that it is more-likely-than-not that the other deferred tax assets will be realized.

Management has determined that a valuation allowance is required for a portion of the tax-effected net operating loss carryforward included as part of the United States consolidated group of $7.2 million generated from PXRE Corporation and for the tax effected net operating loss carryforward of $0.6 million from ARIS. The valuation allowances have been established pursuant to Internal Revenue Code Section 382 limits regarding the application of net operating loss carryforwards following an ownership change. The loss carryforwards available per year for both of these items are $2.8 million, as required by Internal Revenue Code Section 382.

Furthermore, due to cumulative losses incurred since inception, management has concluded that a valuation allowance is required for the full amount of the tax-effected net operating losses generated by our Brazil and Malta entities as well as our Luxembourg and US affiliates acquired in the Maybrooke transaction.

Accordingly, a valuation allowance is required as of December 31, 2017 of which $7.7 million relates to Brazil operations, and $1.1 million relates to Malta operations. During the year ended December 31, 2017, we acquired affiliates of Maybrooke Holdings SA in which a valuation allowance has also been established in the amount of $3.5 million.

For tax return purposes, as of December 31, 2017, we had net operating loss (NOL) carryforwards in Brazil, Luxembourg, Malta and the United States. The amount and timing of realizing the benefits of NOL carryforwards depend on future taxable income and limitation imposed by tax laws. Only a portion of the United States NOL carryforwards have been recognized as mentioned above in the consolidated financial statements and are included in net deferred tax liabilities. The NOL amounts by jurisdiction and year of expiration are as follows:

(in millions)	December 31, 2017	Expiration
Net operating loss carryforwards by jurisdiction
Brazil	$17.0	Indefinite
Luxembourg	7.8	Indefinite
Luxembourg	5.2	2034
Malta	3.0	Indefinite
United States	51.5	2025 - 2036

For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. We had no material unrecognized tax benefits as of December 31, 2017, 2016 and 2015. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2014. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2014.

16.	Pension Benefits and Savings Plans

Argo Group US sponsors a qualified defined benefit plan and non-qualified unfunded supplemental defined benefit plans, all of which were curtailed effective February 2004. As of December 31, 2017 and 2016, the qualified pension plan was underfunded by $2.7 million and $3.7 million, respectively. The non-qualified pension plans were unfunded by $2.2 million $2.2 million at December 31, 2017 and 2016, respectively. Underfunded and unfunded amounts are included in “Other liabilities” in our Consolidated Balance Sheets. Based on the current funding status of the pension plan, effects of the curtailment and expected changes in pension plan asset values and pension obligations, we do not believe any significant funding of the pension plan will be required during the year ending December 31, 2018. Net periodic benefit costs were $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Substantially all of our employees are either eligible or mandated by applicable laws to participate in employee savings plans. Under these plans, a percentage of the employee’s pay may be or is mandated based on applicable laws to be contributed to various savings alternatives. The plans also call for our contributions under several formulae. Charges to income related to our contributions were $7.0 million, $6.0 million and $6.3 million in 2017, 2016 and 2015, respectively.

17.	Commitments and Contingencies

Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

We have contractual commitments to invest up to $129.9 million related to our limited partnership investments at December 31, 2017. These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time, not to exceed thirteen years.

18.	Leases

We lease office space and equipment under lease agreements that expire at various intervals and are subject to renewal options at market rates prevailing at the time of renewal. At December 31, 2017, the future minimum payments under non-cancelable operating leases are as follows:

(in millions)	Amount Due
2018	$16.2
2019	13.5
2020	10.9
2021	9.5
2022	8.2
Thereafter	52.8
Total	$111.1

We incurred lease expense of $21.0 million, $12.2 million and $14.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

19.	Segment Information

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

Revenue and income (loss) before income taxes for each segment were as follows:

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Revenue:
Earned premiums
U.S. Operations	$936.6	$849.5	$815.4
International Operations	635.8	560.9	556.1
Run-off Lines	(0.1)	0.4	0.4
Total earned premiums	1,572.3	1,410.8	1,371.9
Net investment income
U.S. Operations	87.2	71.9	52.2
International Operations	32.7	28.7	20.3
Run-off Lines	9.3	11.3	8.1
Corporate and Other	10.8	3.2	8.0
Total net investment income	140.0	115.1	88.6
Fee and other income	22.5	24.5	22.2
Net realized investment and other gains	39.3	26.1	24.1
Total revenue	$1,774.1	$1,576.5	$1,506.8

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Income (loss) before income taxes
U.S. Operations	$169.4	$174.4	$124.4
International Operations	(86.7)	51.6	64.4
Run-off Lines	(17.9)	(15.2)	(7.4)
Total segment income before taxes	64.8	210.8	181.4
Corporate and Other	(64.2)	(55.0)	(28.0)
Net realized investment and other gains	39.3	26.1	24.1
Total income before income taxes	$39.9	$181.9	$177.5

The table below presents earned premiums by geographic location. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Bermuda	$92.1	$112.6	$103.4
Brazil	49.0	39.2	43.1
Malta	11.1	2.1	1.9
United Kingdom	489.3	406.9	407.4
United States	930.8	850.0	816.1
Total earned premiums	$1,572.3	$1,410.8	$1,371.9

The following table represents identifiable assets:

	December 31,
(in millions)	2017	2016
U.S. Operations	$4,298.4	$3,961.2
International Operations	3,553.8	2,356.9
Run-off Lines	449.6	537.0
Corporate and Other	462.2	349.9
Total	$8,764.0	$7,205.0

Included in total assets at December 31, 2017 and 2016 are $731.8 million and $630.4 million, respectively, in assets associated with trade capital providers.

The following table represents goodwill and intangible assets, net of accumulated amortization as of December 31:

	Goodwill		Intangible Assets, Net of Accumulated Amortization
(in millions)	2017	2016	2017	2016
U.S. Operations	$123.5	$123.5	$1.5	$3.7
International Operations	37.9	28.7	95.3	64.0
Total	$161.4	$152.2	$96.8	$67.7

20.	Statutory Accounting Principles

Financial Information

The statutory capital and surplus for our principal operating subsidiaries was as follows:

Statutory capital and surplus (1)	December 31,
(in millions)	2017	2016
Bermuda	$1,694.4	$1,480.1
United Kingdom (2)	330.3	216.6
United States	992.8	886.7

(1)	Such amounts include ownership interests in affiliate insurance and reinsurance subsidiaries.
(2)	Capital on deposit with Lloyd’s in U.S. Dollars

The statutory net income (loss) for our principal operating subsidiaries was as follows:

Statutory net income (loss) (1)	For the Years Ended December 31,
(in millions)	2017	2016	2015
Bermuda	$37.4	$158.2	$182.2
United Kingdom (2)	(95.5)	1.8	34.8
United States	57.0	99.0	94.4

(1)	Such amounts include ownership interests in affiliate insurance and reinsurance subsidiaries.
(2)	In U.S. Dollars

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

The payment of dividends to our shareholders is governed by the Bermuda Companies Act of 1981, as amended, which permits the payment of dividends so long as (i) we are not, or would not be after the payment, unable to pay our liabilities as they become due and (ii) the realizable value of our assets is in excess of our liabilities after taking such payment into account. In light of these restrictions, we have no material restrictions on dividend payments that may be made to our shareholders at December 31, 2017.

Argo Re is the direct subsidiary of Argo Group, and therefore, has direct dividend paying capabilities to the parent.
Effective December 31, 2017, Ariel Reinsurance, Ltd. was merged into Argo Re (Note 2, “Acquisition of Maybrooke”). As of December 31, 2017, Argo Re’s solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Insurance Act. As of December 31, 2017 and 2016, the minimum statutory capital and surplus required to be maintained by Argo Re was $403.8 million and $362.1 million, respectively.

Argo Re is generally prohibited from declaring or paying, in any financial year, dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Bermuda Monetary Authority (“BMA”) an affidavit signed by at least two directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio. Argo Re may not reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Based on these regulatory restrictions, the maximum amount available for payment of dividends to Argo Group by Argo Re during 2018 without prior regulatory approval is $382.4 million.

Argo Re did not pay dividend to Argo Group in 2017. In 2016 and 2015, Argo Re paid cash dividends to Argo Group of $41.0 million. The proceeds of the dividends were used to repay intercompany balances related primarily to dividend and interest payments and other corporate expenses.

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

Argo Group US did not receive dividends from its subsidiaries in 2017.

In December 2016, Argo Group US received an ordinary dividend in the amount of $18.1 million in cash from Rockwood. In December 2016, Argo Group US received an ordinary dividend of $41.6 million from Argonaut Insurance Company. In March 2016, Argo Group US received an ordinary dividend of $35.0 million, in the form of $19.9 million in cash and $15.1 million in securities, from Colony.

Argo Group US did not receive dividends from its subsidiaries in 2015.

Argonaut Insurance Company is a direct subsidiary of Argo Group US and is regulated by the Illinois Division of Insurance. During 2018, Argonaut Insurance Company may be permitted to pay dividends of up to $87.3 million without approval from the Illinois Division of Insurance. Rockwood, a direct subsidiary of Argo Group US, is regulated by the Pennsylvania Department of Insurance. Rockwood may be permitted to pay dividends of up to $33.2 million without approval from the Pennsylvania Department of Insurance during 2018. Each department of insurance may require prior approval for the payment of all dividends, based on business and regulatory conditions of the insurance companies.

During 2016 we realigned our internal ownership structure so that Colony became a direct subsidiary of Argonaut Insurance Company. Prior to 2016, Colony had been a direct subsidiary of Argo Group US.

Argo Underwriting Agency Ltd. (“AUA”) and Ariel Corporate Member Ltd. (“ACML”) are our wholly-owned subsidiaries through which we conduct the operations of Syndicates 1200 and 1910, respectively. Dividend payments from AUA and ACML to their immediate parents are not restricted by regulatory authority. Dividend payments will be subject to the earnings, operations, financial condition, capital and general business requirements of AUA and ACML.

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

We are required to participate in statutorily created insolvency guarantee and weather-related loss protection associations in all states in the U.S. where we are authorized to transact business. These associations were formed for the purpose of paying the claims of insolvent companies. We are assessed a pro-rata share of such claims based upon our premium writings, subject to a maximum annual assessment per line of insurance. Certain of these assessments can be recovered through premium tax offsets or policy surcharges. We do not believe that assessments on current insolvencies will have a material impact on our financial condition or results of operations. We have accrued assessments of $4.8 million and $4.7 million at December 31, 2017 and 2016, respectively.

22.	Transactions with Related Parties

In 2013, our Surety unit received a submission through its established broker network to issue approximately $13 million of surety bonds on behalf of Kinetica Partners, LLC (“Kinetica”) in connection with a Gulf of Mexico pipeline project.  Mr. Gary Woods, Chairman of our Board of Directors, is also the Chairman of the Board of Directors of Kinetica, and beneficially owns 10% of

Kinetica through a family trust.  The submission was underwritten, priced and bound in the ordinary course of business by the Surety unit.  The terms and conditions of the surety bonds that were issued and the premium charged to Kinetica for issuance of the bonds, were consistent with those routinely applied and charged for similarly situated risks bound for unrelated third-parties.  As of December 31, 2017, the surety bonds were still outstanding.  Per the Surety unit’s standard requirements in connection with the issuance of surety bonds, Kinetica and Mr. Woods, in his personal capacity, among others, executed our Surety unit’s standard form of indemnity agreement holding our Surety unit harmless against any and all losses and expenses incurred resulting from the issuance of the surety bonds.

23.	Unaudited Quarterly Financial Data

The following tables represent unaudited quarterly financial data for the years ended December 31, 2017 and 2016. In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods have been made. Total revenue, net income before income taxes and net income include realized gains or losses from the sale of investments and other. We cannot anticipate when or if similar gains or losses may occur in the future. Since financial results rely heavily on estimates, caution should be used in drawing specific conclusions from quarterly consolidated results.

(in millions, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2017
Total revenue	$428.1	$451.0	$439.2	$455.8	$1,774.1
Net income (loss) before income taxes	42.7	50.8	(65.9)	12.3	39.9
Net income (loss)	36.7	46.0	(61.3)	28.9	50.3
Net income (loss) per common share :
Basic*	$1.22	$1.52	$(2.04)	$0.98	$1.68
Diluted*	$1.19	$1.48	$(2.04)	$0.95	$1.64
Comprehensive income (loss)	$50.6	$64.5	$(44.4)	$28.5	$99.2

(in millions, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2016
Total revenue	$370.1	$384.3	$416.7	$405.4	$1,576.5
Net income before income taxes	33.1	39.6	62.2	47.0	181.9
Net income	27.7	30.9	55.2	32.9	146.7
Net income per common share :
Basic*	$0.91	$1.03	$1.84	$1.10	$4.86
Diluted*	$0.89	$1.00	$1.80	$1.07	$4.75
Comprehensive income	$56.5	$59.7	$57.3	$9.4	$182.9

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

In accordance with ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (Topic 835), we present the unamortized debt issuance costs in the balance sheet as a direct deduction from the carrying value of the debt liability. At December 31, 2017 and 2016, the Notes consisted of the following:

(in millions)	December 31, 2017	December 31, 2016
Senior unsecured fixed rate notes
Principal	$143.8	$143.8
Less: unamortized debt issuance costs	(4.2)	(4.3)
Senior unsecured fixed rate notes, less unamortized debt issuance costs	$139.6	$139.5

In accordance with Article 10 of SEC Regulation S-X, we have elected to present condensed consolidating financial information in lieu of separate financial statements for the Subsidiary Issuer. The following tables present condensed consolidating financial information at December 31, 2017 and 2016 and for the three years ended December 31, 2017, 2016 and 2015 of the Parent Guarantor and the Subsidiary Issuer. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.

The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations and cash flows of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2017

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$0.4	$3,079.0	$1,663.5	$—	$4,742.9
Cash	0.9	47.8	127.9	—	176.6
Accrued investment income	—	18.0	5.5	—	23.5
Premiums receivable	—	216.5	382.1	—	598.6
Reinsurance recoverables	—	1,487.3	606.0	—	2,093.3
Goodwill and other intangible assets, net	43.2	124.9	90.1	—	258.2
Current income taxes receivable, net	—	2.4	(1.0)	—	1.4
Deferred acquisition costs, net	—	80.7	79.7	—	160.4
Ceded unearned premiums	—	198.5	201.0	—	399.5
Other assets	9.2	171.5	128.9	—	309.6
Intercompany note receivable	—	50.9	(50.9)	—	—
Investments in subsidiaries	1,940.0	—	—	(1,940.0)	—
Total assets	$1,993.7	$5,477.5	$3,232.8	$(1,940.0)	$8,764.0
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,483.9	$1,717.1	$—	$4,201.0
Unearned premiums	—	704.0	503.7	—	1,207.7
Funds held and ceded reinsurance payable, net	—	799.4	(22.7)	—	776.7
Long-term debt	153.4	284.5	142.8	—	580.7
Deferred tax liabilities, net	—	32.5	(1.2)	—	31.3
Accrued underwriting expenses and other liabilities	8.9	95.0	43.0	—	146.9
Due to affiliates	11.7	(0.4)	0.4	(11.7)	—
Total liabilities	174.0	4,398.9	2,383.1	(11.7)	6,944.3
Total shareholders' equity	1,819.7	1,078.6	849.7	(1,928.3)	1,819.7
Total liabilities and shareholders' equity	$1,993.7	$5,477.5	$3,232.8	$(1,940.0)	$8,764.0

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2016

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$1.9	$2,833.5	$1,484.9	$—	$4,320.3
Cash	—	53.7	32.3	—	86.0
Accrued investment income	—	16.0	4.7	—	20.7
Premiums receivable	—	204.9	258.9	—	463.8
Reinsurance recoverables	—	1,348.4	37.2	—	1,385.6
Goodwill and other intangible assets, net	—	127.1	92.8	—	219.9
Deferred acquisition costs, net	—	63.5	75.6	—	139.1
Ceded unearned premiums	—	168.9	133.9	—	302.8
Other assets	9.0	168.7	89.1	—	266.8
Intercompany note receivable	—	50.2	(50.2)	—	—
Investments in subsidiaries	1,834.4	—	—	(1,834.4)	—
Total assets	$1,845.3	$5,034.9	$2,159.2	$(1,834.4)	$7,205.0
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,322.4	$1,028.4	$—	$3,350.8
Unearned premiums	—	580.0	390.0	—	970.0
Funds held and ceded reinsurance payable, net	—	750.2	(206.5)	—	543.7
Long-term debt	28.4	284.4	54.8	—	367.6
Current income taxes payable, net	—	8.5	(0.4)	—	8.1
Deferred tax liabilities, net	—	17.6	6.5	—	24.1
Accrued underwriting expenses and other liabilities	13.7	92.0	42.3	—	148.0
Due to affiliates	10.5	1.8	(1.8)	(10.5)	—
Total liabilities	52.6	4,056.9	1,313.3	(10.5)	5,412.3
Total shareholders' equity	1,792.7	978.0	845.9	(1,823.9)	1,792.7
Total liabilities and shareholders' equity	$1,845.3	$5,034.9	$2,159.2	$(1,834.4)	$7,205.0

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2017

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$555.9	$1,016.4	$—	$1,572.3
Net investment (expense) income	(4.5)	87.5	57.0	—	140.0
Fee and other income	—	18.8	3.7	—	22.5
Net realized investment and other gains (loss)	0.4	40.8	(1.9)	—	39.3
Total revenue	(4.1)	703.0	1,075.2	—	1,774.1
Expenses:
Losses and loss adjustment expenses	—	337.9	712.3	—	1,050.2
Underwriting, acquisition and insurance expenses	14.3	266.6	354.5	—	635.4
Interest expense	4.3	17.2	6.2	—	27.7
Fee and other expense	—	12.4	2.2	—	14.6
Foreign currency exchange loss	0.1	0.1	6.1	—	6.3
Total expenses	18.7	634.2	1,081.3	—	1,734.2
(Loss) Income before income taxes	(22.8)	68.8	(6.1)	—	39.9
Provision for income taxes	—	(0.6)	(9.8)	—	(10.4)
Net (loss) income before equity in earnings of subsidiaries	(22.8)	69.4	3.7	—	50.3
Equity in undistributed earnings of subsidiaries	73.1	—	—	(73.1)	—
Net income	$50.3	$69.4	$3.7	$(73.1)	$50.3

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2016

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$497.3	$913.5	$—	$1,410.8
Net investment income	37.2	78.9	40.0	(41.0)	115.1
Fee and other income	—	21.4	3.1	—	24.5
Net realized investment and other gains	0.6	50.0	(24.5)	—	26.1
Total revenue	37.8	647.6	932.1	(41.0)	1,576.5
Expenses:
Losses and loss adjustment expenses	—	290.4	519.7	—	810.1
Underwriting, acquisition and insurance expenses	12.8	204.4	329.8	—	547.0
Interest expense	1.4	15.8	2.4	—	19.6
Fee and other expense	—	21.7	0.7	—	22.4
Foreign currency exchange loss (gains)	—	0.2	(4.7)	—	(4.5)
Total expenses	14.2	532.5	847.9	—	1,394.6
Income before income taxes	23.6	115.1	84.2	(41.0)	181.9
Provision for income taxes	—	33.6	1.6	—	35.2
Net income before equity in earnings of subsidiaries	23.6	81.5	82.6	(41.0)	146.7
Equity in undistributed earnings of subsidiaries	123.1	—	—	(123.1)	—
Net income	$146.7	$81.5	$82.6	$(164.1)	$146.7

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2015

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$497.3	$874.6	$—	$1,371.9
Net investment income	40.1	59.0	30.5	(41.0)	88.6
Fee and other income	—	19.0	3.2	—	22.2
Net realized investment and other gains	—	31.8	(7.7)	—	24.1
Total revenue	40.1	607.1	900.6	(41.0)	1,506.8
Expenses:
Losses and loss adjustment expenses	—	304.2	461.9	—	766.1
Underwriting, acquisition and insurance expenses	19.0	198.4	319.3	—	536.7
Interest expense	1.5	15.3	2.2	—	19.0
Fee and other expense	—	23.3	2.5	—	25.8
Foreign currency exchange (gain) loss	—	1.0	(19.3)	—	(18.3)
Total expenses	20.5	542.2	766.6	—	1,329.3
Income before income taxes	19.6	64.9	134.0	(41.0)	177.5
Provision for income taxes	—	12.9	1.4	—	14.3
Net income before equity in earnings of subsidiaries	19.6	52.0	132.6	(41.0)	163.2
Equity in undistributed earnings of subsidiaries	143.6	—	—	(143.6)	—
Net income	$163.2	$52.0	$132.6	$(184.6)	$163.2

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR YEAR ENDED DECEMBER 31, 2017

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$20.8	$149.5	$(5.3)	$—	$165.0
Cash flows from investing activities:
Proceeds from sales of investments	—	809.5	920.4	—	1,729.9
Maturities and mandatory calls of fixed maturity investments	—	483.1	195.2	—	678.3
Purchases of investments	—	(1,495.6)	(1,165.2)	—	(2,660.8)
Change in short-term investments and foreign regulatory deposits	1.5	67.1	230.9	—	299.5
Settlements of foreign currency exchange forward contracts	0.9	(8.2)	4.4	—	(2.9)
Acquisition of subsidiaries, net of cash	(235.3)	—	130.1	—	(105.2)
Issuance of intercompany note, net	—	—	(120.0)	120.0	—
Purchases of fixed assets and other, net	(0.1)	(26.2)	(33.8)	—	(60.1)
Cash provided by (used in) investing activities	(233.0)	(170.3)	162.0	120.0	(121.3)
Cash flows from financing activities:
Additional long-term borrowings	125.0	—	—	—	125.0
Borrowing under the intercompany note	120.0	60.0	(60.0)	(120.0)	—
Activity under stock incentive plans	1.4	—	—	—	1.4
Repurchase of Company's common shares	(0.1)	(45.1)	—	—	(45.2)
Payment of cash dividend to common shareholders	(33.2)	—	—	—	(33.2)
Cash provided by (used in) financing activities	213.1	14.9	(60.0)	(120.0)	48.0
Effect of exchange rate changes on cash	—	—	(1.1)	—	(1.1)
Change in cash	0.9	(5.9)	95.6	—	90.6
Cash, beginning of year	—	53.7	32.3	—	86.0
Cash, end of year	$0.9	$47.8	$127.9	$—	$176.6

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR YEAR ENDED DECEMBER 31, 2016

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$26.5	$72.3	$83.2	$—	$182.0
Cash flows from investing activities:
Proceeds from sales of investments	—	1,035.9	407.6	—	1,443.5
Maturities and mandatory calls of fixed maturity investments	—	543.2	459.5	—	1,002.7
Purchases of investments	—	(1,450.0)	(930.5)	—	(2,380.5)
Change in short-term investments and foreign regulatory deposits	(0.9)	(138.1)	(56.2)	—	(195.2)
Settlements of foreign currency exchange forward contracts	—	—	(5.4)	—	(5.4)
Purchases of fixed assets and other, net	—	(11.3)	1.1	—	(10.2)
Cash used in investing activities	(0.9)	(20.3)	(123.9)	$—	(145.1)
Cash flows from financing activities:
Activity under stock incentive plans	1.0	—	—	—	1.0
Repurchase of Company's common shares	—	(47.1)	—	—	(47.1)
Payment of cash dividend to common shareholders	(26.6)	—	—	—	(26.6)
Intercompany cash dividend	—	(40.0)	40.0	—	—
Cash provided by (used in) financing activities	(25.6)	(87.1)	40.0	—	(72.7)
Effect of exchange rate changes on cash	—	—	0.1	—	0.1
Change in cash	—	(35.1)	(0.6)	—	(35.7)
Cash, beginning of year	—	88.8	32.9	—	121.7
Cash, end of year	$—	$53.7	$32.3	$—	$86.0

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR YEAR ENDED DECEMBER 31, 2015

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$32.7	$117.0	$133.5	$—	$283.2
Cash flows from investing activities:
Proceeds from sales of investments	—	631.1	336.8	—	967.9
Maturities and mandatory calls of fixed maturity investments	—	681.8	162.1	—	843.9
Purchases of investments	—	(1,384.5)	(649.6)	—	(2,034.1)
Change in short-term investments and foreign regulatory deposits	0.9	14.9	33.8	—	49.6
Settlements of foreign currency exchange forward contracts	1.5	—	(11.6)	—	(10.1)
Issuance of intercompany note, net	—	7.5	(7.5)	—	—
Redemption of PXRE Capital Trust V	—	18.0	(18.0)	—	—
Purchases of fixed assets and other, net	3.8	(16.6)	2.0	—	(10.8)
Cash provided by (used in) investing activities	6.2	(47.8)	(152.0)	—	(193.6)
Cash flows from financing activities:
Redemption of PXRE Capital Trust V	(18.0)	—	18.0	—	—
Activity under stock incentive plans	1.8	—	—	—	1.8
Repurchase of Company's common shares	—	(29.7)	—	—	(29.7)
Payment of cash dividend to common shareholders	(22.7)	—	—	—	(22.7)
Cash used in financing activities	(38.9)	(29.7)	18.0	—	(50.6)
Effect of exchange rate changes on cash	—	—	1.7	—	1.7
Change in cash	—	39.5	1.2	—	40.7
Cash, beginning of year	—	49.3	31.7	—	81.0
Cash, end of year	$—	$88.8	$32.9	$—	$121.7

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

25.	Subsequent Events

15% Stock Dividend

On February 20, 2018, our Board of Directors declared a 15% stock dividend payable on March 21, 2018, to shareholders of record at the close of business on March 7, 2018. Based upon information available to us as of the dividend declaration date, we estimate approximately 4.4 million shares will be issued upon payment of the stock dividend. The share numbers and per share amounts disclosed in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements have not been retroactively adjusted to give effect to the stock dividend. Presented below are pro forma basic and diluted net income per common share after giving effect for the stock dividend:

	For the Years Ended December 31,
	2017	2016	2015
Pro forma net income per common share:
Basic	$1.46	$4.23	$4.61
Diluted	$1.42	$4.13	$4.52

The pro forma impact of the stock dividend on the Consolidated Balance Sheet at December 31, 2017 is an increase in common stock of $4.4 million, an increase in additional paid-in capital of $255.7 million and a decrease to retained earnings of $260.1 million.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in millions)

BALANCE SHEETS	December 31,
	2017	2016
Assets
Short-term investments	0.4	1.9
Investment in subsidiaries	1,940.0	1,834.4
Cash	0.9	—
Goodwill and other intangible assets, net	43.2	—
Other assets	9.2	9.0
Total assets	$1,993.7	$1,845.3
Liabilities and Shareholders' Equity
Junior subordinated debentures	$28.4	$28.4
Other indebtedness	125.0	—
Accrued underwriting expenses and other liabilities	8.9	13.7
Due to subsidiaries	11.7	10.5
Total liabilities	174.0	52.6
Shareholders' equity	1,819.7	1,792.7
Total liabilities and shareholders' equity	$1,993.7	$1,845.3

STATEMENTS OF INCOME	For the Years Ended December 31,
	2017	2016	2015
Revenue:
Net investment (expense) income (1)	$(4.5)	$37.2	$40.1
Net realized investment and other gains	0.4	0.6	—
Total revenue	(4.1)	37.8	40.1
Expenses:
Interest expense	4.3	1.4	1.5
Other expenses	14.3	12.8	19.0
Foreign currency exchange loss	0.1	—	—
Total expenses	18.7	14.2	20.5
Net income before equity in earnings of subsidiaries (2)	(22.8)	23.6	19.6
Equity in undistributed earnings of subsidiaries	73.1	123.1	143.6
Net income	$50.3	$146.7	$163.2

(1)	For the years ended December 31, 2016 and 2015, net investment income includes intercompany dividends of $41.0 million.
(2)	Argo Group International Holdings, Ltd. is not subject to taxation.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in millions)

STATEMENTS OF CASH FLOWS	For the Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$50.3	$146.7	$163.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	1.3	0.2	0.2
Share-based payments expense	3.3	4.2	8.2
Net realized investment and other gains	(0.4)	(0.6)	—
Undistributed earnings of subsidiaries	(73.1)	(123.1)	(143.6)
Change in:
Prepaid assets	(0.3)	(0.2)	0.2
Accrued underwriting expenses	(2.3)	0.9	(2.4)
Due to subsidiaries	48.1	(0.6)	12.5
Other, net	(6.1)	(1.0)	(5.6)
Cash provided by operating activities	20.8	26.5	32.7
Cash flows from investing activities:
Change in short-term investments	1.5	(0.9)	0.9
Settlements of foreign currency exchange forward contracts	0.9	—	1.5
Acquisition of subsidiaries, net of cash	(235.3)	—	—
Purchases of fixed assets and other, net	(0.1)	—	3.8
Cash (used in) provided by investing activities	(233.0)	(0.9)	6.2
Cash flows from financing activities:
Additional borrowings	125.0	—	—
Borrowings under intercompany note payable, net	120.0	—	—
Activity under stock incentive plans	1.4	1.0	1.8
Redemption of PXRE Capital Trust V	—	—	(18.0)
Repurchase of Company's common shares	(0.1)	—	—
Payment of cash dividend to common shareholders	(33.2)	(26.6)	(22.7)
Cash provided by (used in) financing activities	213.1	(25.6)	(38.9)
Change in cash	0.9	—	—
Cash, beginning of year	—	—	—
Cash, end of year	$0.9	$—	$—

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE III

SUPPLEMENTAL INSURANCE INFORMATION

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(in millions)

Segment	DAC (a)	Reserves for Losses and Loss Adjustment Expenses (b)	UPR (c)	Premium Revenue (d)	Net Investment Income (l)	Loss & LAE (e)	Amortization (Deferral) DAC (f) (2)	Other Operating Expenses (3)	Net Premiums Written (g)
Year Ended December 31, 2017
U.S. Operations	80.8	2,196.1	695.1	936.6	87.2	528.1	(17.3)	336.4	1,031.8
International Operations	79.6	1,723.0	512.6	635.8	32.7	504.8	5.4	236.8	621.7
Run-off Lines	—	281.9	—	(0.1)	9.3	17.3	—	8.3	—
Corporate and Other	—	—	—	—	10.8	—	—	65.8	—
Total	$160.4	$4,201.0	$1,207.7	$1,572.3	$140.0	$1,050.2	$(11.9)	$647.3	$1,653.5
Year Ended December 31, 2016
U.S. Operations	63.5	2,028.4	575.4	849.5	71.9	467.5	(5.1)	275.6	883.5
International Operations	75.6	1,031.5	394.6	560.9	28.7	324.0	0.8	210.3	556.4
Run-off Lines	—	290.9	—	0.4	11.3	18.6	—	6.9	0.3
Corporate and Other	—	—	—	—	3.2	—	—	58.5	—
Total	$139.1	$3,350.8	$970.0	$1,410.8	$115.1	$810.1	$(4.3)	$551.3	$1,440.2
Year Ended December 31, 2015
U.S. Operations	58.4	1,888.6	501.2	815.4	52.2	471.1	1.0	258.4	838.5
International Operations	74.0	928.7	385.5	556.1	20.3	286.4	(1.9)	222.3	563.2
Run-off Lines	—	306.3	—	0.4	8.1	8.6	—	5.9	0.4
Corporate and Other	—	—	—	—	8.0	—	—	51.0	—
Total	$132.4	$3,123.6	$886.7	$1,371.9	$88.6	$766.1	$(0.9)	$537.6	$1,402.1

(a)	Deferred Policy Acquisition Cost
(b)	Future Policy Benefits, Losses, Claims and Loss Expenses
(c)	Unearned Premiums
(d)	Premium Revenue, net (premiums earned)
(e)	Benefits, Claims, Losses and Settlement Expenses
(f)	Amortization (Deferral) of Deferred Policy Acquisition Costs
(g)	Premiums Written, net
(1)	Net Investment Income allocated based upon each segment’s share of investable funds.
(2)	The amortization (deferral) of DAC will not equal the change in the balance sheet. See Note 1, “Business and Significant Accounting Policies” for further discussion.
(3)	Other Insurance Expenses allocated based on specific identification, where possible, and related activities.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Balance at Beginning of Year	Charged to Cost and Expense	Capital Loss Carryforward	Net Operating Loss Carryforward	Charged to Other Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2017
Deducted from assets:
Valuation allowance for deferred tax asset	$23.5	$(6.2)	$—	$2.7	$0.1	$—	$20.1
Year Ended December 31, 2016
Deducted from assets:
Valuation allowance for deferred tax asset	$22.8	$(1.0)	$—	$—	$1.7	$—	$23.5
Year Ended December 31, 2015
Deducted from assets:
Valuation allowance for deferred tax asset	$25.4	$(1.0)	$—	$—	$(1.6)	$—	$22.8

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

SCHEDULE VI

SUPPLEMENTAL INFORMATION FOR PROPERTY-CASUALTY INSURANCE COMPANIES

(in millions)

	For the Years Ended December 31,
	2017	2016	2015
Deferred acquisition costs	$160.4	$139.1	$132.4
Reserves for losses and loss adjustment expenses	$4,201.0	$3,350.8	$3,123.6
Unamortized discount in reserves for losses	$17.6	$19.4	$21.5
Unearned premiums	$1,207.7	$970.0	$886.7
Premiums earned	$1,572.3	$1,410.8	$1,371.9
Net investment income	$140.0	$115.1	$88.6
Losses and loss adjustment expenses incurred:
Current year	$1,058.4	$843.4	$798.5
Prior years	(8.2)	(33.3)	(32.4)
Losses and loss adjustment expenses incurred	$1,050.2	$810.1	$766.1
Deferral of policy acquisition costs (1)	$(11.9)	$(4.3)	$(0.9)
Paid losses and loss adjustment expenses, net of reinsurance	$889.4	$716.5	$733.5
Gross premiums written	$2,697.2	$2,164.8	$2,012.1

(1)	The amortization (deferral) of policy acquisition costs will not equal the change in the balance sheet. For further discussion, see Note 1, “Business and Significant Accounting Policies.”