Form 10-Q
period 2018-03-31
Argo Group International Holdings, Ltd.
filed 2018-05-09
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 or the quarterly period ended March 31, 2018

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 1-15259

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0214719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
110 Pitts Bay Road Pembroke HM08 Bermuda	P.O. Box HM 1282 Hamilton HM FX Bermuda
(Address of principal executive offices)	(Mailing address)

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

Indicate the number of shares outstanding (net of treasury shares) of each of the issuer’s classes of common shares as of May 3, 2018.

Title	Outstanding
Common Shares, par value $1.00 per share	33,889,661

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	March 31,	December 31,
	2018	2017 *
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost: 2018 - $3,306.7; 2017 - $3,320.6)	$3,291.5	$3,343.4
Equity securities, at fair value (cost: 2018 - $358.3; 2017 - $338.2)	476.5	487.4
Other investments (cost: 2018 - $513.7; 2017 - $534.1)	523.3	543.6
Short-term investments, at fair value (cost: 2018 - $542.4; 2017 - $368.5)	542.2	368.5
Total investments	4,833.5	4,742.9
Cash	173.7	176.6
Accrued investment income	24.3	23.5
Premiums receivable	699.6	598.6
Reinsurance recoverables	2,087.5	2,093.3
Goodwill	161.4	161.4
Intangible assets, net of accumulated amortization	107.3	96.8
Current income taxes receivable, net	—	1.4
Deferred acquisition costs, net	163.9	160.4
Ceded unearned premiums	501.9	399.5
Other assets	388.2	309.6
Total assets	$9,141.3	$8,764.0
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$4,283.6	$4,201.0
Unearned premiums	1,270.1	1,207.7
Accrued underwriting expenses	113.5	115.3
Ceded reinsurance payable, net	865.2	734.0
Funds held	47.7	42.7
Senior unsecured fixed rate notes	139.7	139.6
Other indebtedness	186.4	184.5
Junior subordinated debentures	256.6	256.6
Current income taxes payable, net	2.2	—
Deferred tax liabilities, net	21.3	31.3
Other liabilities	167.6	31.6
Total liabilities	7,353.9	6,944.3
Commitments and contingencies (Note 16)
Shareholders' equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 44,911,805 and 40,385,309 shares issued at March 31, 2018 and December 31, 2017, respectively	44.9	40.4
Additional paid-in capital	1,364.7	1,129.1
Treasury shares (11,099,593 and 10,785,007 shares at March 31, 2018 and December 31, 2017, respectively)	(442.0)	(423.4)
Retained earnings	851.8	977.0
Accumulated other comprehensive (loss) income, net of taxes	(32.0)	96.6
Total shareholders' equity	1,787.4	1,819.7
Total liabilities and shareholders' equity	$9,141.3	$8,764.0

*	Derived from audited consolidated financial statements.

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Premiums and other revenue:
Earned premiums	$414.7	$379.4
Net investment income	36.0	30.5
Fee and other income	2.0	3.6
Net realized investment (losses) gains:
Net realized investment gains	15.2	14.6
Change in fair value of equity securities	(30.9)	—
Net realized investment (losses) gains	(15.7)	14.6
Total revenue	437.0	428.1
Expenses:
Losses and loss adjustment expenses	237.2	222.5
Underwriting, acquisition and insurance expenses	160.2	153.6
Interest expense	7.7	5.9
Fee and other expense	2.0	4.1
Foreign currency exchange losses (gains)	4.9	(0.7)
Total expenses	412.0	385.4
Income before income taxes	25.0	42.7
Income tax provision	0.2	6.0
Net income	$24.8	$36.7
Net income per common share:
Basic	$0.73	$1.06
Diluted	$0.71	$1.03
Dividend declared per common share	$0.27	$0.23
Weighted average common shares:
Basic	33,868,749	34,554,341
Diluted	34,740,343	35,582,816

	For the Three Months Ended March 31,
	2018	2017
Net realized investment (losses) gains before other-than-temporary impairment losses	$(14.7)	$15.0
Other-than-temporary impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturities	(1.0)	—
Other-than-temporary impairment losses on equity securities	—	(0.4)
Impairment losses recognized in earnings	(1.0)	(0.4)
Net realized investment (losses) gains	$(15.7)	$14.6

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in millions)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Net income	$24.8	$36.7
Other comprehensive income:
Foreign currency translation adjustments	(1.1)	0.6
Unrealized (losses) gains on securities:
(Losses) gains arising during the year	(24.7)	34.1
Reclassification adjustment for gains included in net income	(12.5)	(16.2)
Other comprehensive (loss) income before tax	(38.3)	18.5
Income tax provision related to other comprehensive income:
Unrealized (losses) gains on securities:
(Losses) gains arising during the year	(4.0)	9.8
Reclassification adjustment for gains included in net income	(2.3)	(5.2)
Income tax (benefit) provision related to other comprehensive income	(6.3)	4.6
Other comprehensive (loss) income, net of tax	(32.0)	13.9
Comprehensive (loss) income	$(7.2)	$50.6

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions, except number of shares and per share amounts)

(Unaudited)

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity
Balance, December 31, 2016	$40.0	$1,123.3	$(378.2)	$959.9	$47.7	$1,792.7
Net income	—	—	—	36.7	—	36.7
Other comprehensive income, net of tax	—	—	—	—	13.9	13.9
Activity under stock incentive plans	0.2	3.3	—	—	—	3.5
Retirement of common shares (tax payments on equity compensation)	—	(4.2)	—	—	—	(4.2)
Deferred tax - share-based payments	—	—	—	—	—	—
Employee stock purchase plan	—	0.3	—	—	—	0.3
Cash dividend declared - common shares ($0.23/share)	—	—	—	(8.3)	—	(8.3)
Balance, March 31, 2017	$40.2	$1,122.7	$(378.2)	$988.3	$61.6	$1,834.6

Balance, December 31, 2017	$40.4	$1,129.1	$(423.4)	$977.0	$96.6	$1,819.7
Net income	—	—	—	24.8	—	24.8
Other comprehensive loss, net of tax	—		—	—	(32.0)	(32.0)
Repurchase of common shares (314,586 at a weighted average price of $59.23)			(18.6)	—	—	(18.6)
Activity under stock incentive plans	0.2	4.4	—	—	—	4.6
Retirement of common shares (tax payments on equity compensation)	(0.1)	(2.1)	—	—	—	(2.2)
Employee stock purchase plan	—	0.4	—	—	—	0.4
15% Stock Dividend	4.4	232.9		(237.3)
Cash dividend declared - common shares ($0.27/share)	—	—	—	(9.3)	—	(9.3)
Cumulative effect of adoption of ASU 2016-01, net of taxes	—	—	—	117.5	(117.5)	—
Cumulative effect of adoption of ASU 2018-02, net of taxes	—	—	—	(20.9)	20.9	—
Balance, March 31, 2018	$44.9	$1,364.7	$(442.0)	$851.8	$(32.0)	$1,787.4

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$24.8	$36.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	6.1	8.3
Share-based payments expense	5.2	4.9
Deferred income tax (benefit) provision, net	(3.7)	6.0
Net realized investment losses (gains)	15.7	(14.6)
Undistributed earnings from alternative investment portfolio	(8.7)	(8.3)
Loss on disposals of fixed assets, net	—	1.8
Change in:
Accrued investment income	(0.7)	(0.9)
Receivables	0.9	22.8
Deferred acquisition costs	(2.5)	(6.1)
Ceded unearned premiums	(93.8)	(43.1)
Reserves for losses and loss adjustment expenses	(42.7)	23.3
Unearned premiums	47.7	7.3
Ceded reinsurance payable and funds held	133.9	(36.6)
Income taxes	3.6	0.5
Accrued underwriting expenses	(3.8)	(19.2)
Other, net	71.6	(19.7)
Cash provided by (used in) operating activities	153.6	(36.9)
Cash flows from investing activities:
Sales of fixed maturity investments	469.2	383.6
Maturities and mandatory calls of fixed maturity investments	144.8	182.1
Sales of equity securities	51.7	53.4
Sales of other investments	34.5	17.0
Purchases of fixed maturity investments	(616.5)	(601.6)
Purchases of equity securities	(60.1)	(33.5)
Purchases of other investments	(10.9)	(9.3)
Change in foreign regulatory deposits and voluntary pools	5.1	(5.2)
Change in short-term investments	(166.1)	125.5
Settlements of foreign currency exchange forward contracts	1.7	(2.8)
Acquisition of Maybrooke, net of cash acquired	—	(83.1)
Cash acquired with acquisition of Ariscom	15.6	—
Purchases of fixed assets	(6.4)	(4.9)
Other, net	8.9	3.6
Cash (used in) provided by investing activities	(128.5)	24.8
Cash flows from financing activities:
Additional long-term borrowings	—	125.0
Activity under stock incentive plans	0.2	0.2
Repurchase of Company's common shares	(18.6)	—
Payment of cash dividends to common shareholders	(9.3)	(8.3)
Cash (used in) provided by financing activities	(27.7)	116.9
Effect of exchange rate changes on cash	(0.3)	(0.1)
Change in cash	(2.9)	104.7
Cash, beginning of year	176.6	86.0
Cash, end of period	$173.7	$190.7

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements of Argo Group International Holdings, Ltd. (“Argo Group,” “we” or the “Company”) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The preparation of interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The major estimates reflected in our consolidated financial statements include, but are not limited to, reserves for losses and loss adjustment expenses; reinsurance recoverables, including the reinsurance recoverables allowance for doubtful accounts; estimates of written and earned premiums; reinsurance premium receivable; fair value of investments and assessment of potential impairment; valuation of goodwill and intangibles and our deferred tax asset valuation allowance. Actual results could differ from those estimates. Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 27, 2018.

Effective March 5, 2018, we acquired 100% of the capital stock of Ariscom Compagnia di Assicurazioni S.p.A. (“Ariscom”) upon its release from extraordinary administration by the Italian insurance supervisory authority (“IVASS”). The acquisition is being accounted for in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations.” See Note 3, “Acquisition of Ariscom,” for additional discussion regarding the acquisition. The Consolidated Financial Statements as of and for the three months ended March 31, 2018 and the Notes to the Consolidated Financial Statements reflect the consolidated results of Argo Group and Ariscom commencing on the date of acquisition.

The interim financial information as of, and for the three months ended March 31, 2018 and 2017 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation.

15% Stock Dividend

On February 20, 2018, our Board of Directors declared at 15% stock dividend, payable on March 21, 2018, to shareholders of record at the close of business on March 7, 2018. As a result of the stock dividend, 4,397,520 additional shares were issued. Cash was paid in lieu of fractional shares of our common shares. Excluding repurchased shares, all references to common shares and related per share amounts in this document and related disclosures have been adjusted to reflect the stock dividend for all periods presented.

2.	Recently Issued Accounting Pronouncements

On February 14, 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” that allows a reclassification from accumulated other comprehensive income to retained earnings of the stranded tax effects in AOCI resulting from the Tax Cuts and Jobs Act (“TCJA”). Current guidance required the effect of a change in tax laws or rates on deferred tax balances to be reported in income from continuing operations in the accounting period that includes the period of enactment, even if the related income tax effects were originally charged or credited directly to AOCI. The amount of the reclassification would include the effect of the change in the US federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of TCJA related to items in AOCI. The updated guidance is effective for reporting periods beginning after December 15, 2018 and is to be applied retrospectively to each period in which the effect of the TCJA related to items remaining in AOCI are recognized or at the beginning of the period of adoption. Early adoption is permitted, including adoption in any interim period for public business entities for reporting periods for which financial statements have not yet been issued. We have adopted the guidance effective January 1, 2018. The adoption of this ASU does not affect the Company’s results of operations, financial position, or liquidity. As a result of adopting this ASU, we reclassified $20.9 million of previously recognized deferred taxes from accumulated other comprehensive income into retained earnings as of January 1, 2018.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation” (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance requires entities to apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. In addition to all the disclosures about modifications that are required today, the entities are required to affirmatively disclose when compensation expense has not changed. The ASU is applied prospectively and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We have adopted this ASU effective January 1, 2018. The adoption of this ASU did not have a material impact on our financial results and disclosures.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations” (Topic 805). ASU 2017-01 clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance specifies the minimum inputs and processes required to meet the definition of a business. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within the year of adoption. We have adopted this ASU effective January 1, 2018. The adoption of this ASU did not have a material impact on our financial results and disclosures.

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (Topic 230)”. ASU 2016-15 will reduce diversity in practice on how eight specific cash receipts and payments are classified on the statement of cash flows. The ASU will be effective for fiscal years beginning after December 15, 2017, including interim periods within the year of adoption. This ASU will have an impact on how we present the distributions received from equity method investees in our statement of cash flows. We have adopted this ASU effective January 1, 2018. This ASU did not have a material impact on the classification of specific cash receipts and payments within the cash flow statement.

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

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (Subtopic 825-10). ASU 2016-01 will require equity investments that are not consolidated or accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net income. This ASU will also require us to assess the ability to realize our deferred tax assets related to an available-for-sale debt security in combination with our other deferred tax assets. The ASU will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We have adopted this ASU effective January 1, 2018. Upon adoption of this ASU, cumulative net unrealized gain on equity securities of $117.5 million, net of deferred income taxes were reclassified from accumulated other comprehensive income into retained earnings as of January 1, 2018. The change in the fair value of the noted investments is now included in “Net realized investment gains” in our consolidated statements of income. The standard increases the volatility of the results reported in our consolidated statements of income, resulting from the remeasurement of our equity investments.

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

We adopted this ASU effective January 1, 2018. The adoption of this standard did not have a material impact on our consolidated financial results.

3.	Acquisition of Ariscom

Effective March 5, 2018, we acquired 100% of the capital stock of Ariscom upon its release from extraordinary administration by IVASS. We injected an amount of capital into Ariscom necessary to meet certain regulatory requirements and thresholds. As part of this capital infusion, we have become the sole shareholder of Ariscom.

The acquisition provides Argo Group with an existing Italian insurance platform and access to Ariscom’s broker and client network throughout Italy, with longer-term opportunities to expand our presence in continental Europe, particularly Spain and Portugal.

The acquisition is being accounted for in accordance with ASC 805, “Business Combinations.” Purchase accounting, as defined by ASC 805, requires that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. We are in the process of finalizing our determination of fair values, including an independent appraisal of certain assets and liabilities, including intangible assets. We anticipate closing the fair value measurement period during the third quarter of 2018. Ariscom’s financial position, results of operations, and cash flows were not material to our consolidated financial results as of and for the three months ended March 31, 2018.

4.	Investments

Composition of Invested Assets

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments were as follows:

March 31, 2018
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Governments	$374.2	$0.2	$7.4	$367.0
Foreign Governments	233.0	3.9	3.5	233.4
Obligations of states and political subdivisions	315.9	6.6	2.0	320.5
Corporate bonds	1,580.7	15.0	24.1	1,571.6
Commercial mortgage-backed securities	103.5	—	2.3	101.2
Residential mortgage-backed securities	341.5	2.3	8.1	335.7
Asset-backed securities	165.6	1.0	1.3	165.3
Collateralized loan obligations	192.3	4.8	0.3	196.8
Total fixed maturities	3,306.7	33.8	49.0	3,291.5
Equity securities	358.3	131.9	13.7	476.5
Other investments	513.7	9.6	—	523.3
Short-term investments	542.4	—	0.2	542.2
Total investments	$4,721.1	$175.3	$62.9	$4,833.5

December 31, 2017
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Governments	$419.9	$0.2	$5.0	$415.1
Foreign Governments	229.0	6.7	2.5	233.2
Obligations of states and political subdivisions	327.7	9.3	1.1	335.9
Corporate bonds	1,514.5	24.4	13.2	1,525.7
Commercial mortgage-backed securities	136.3	0.1	1.5	134.9
Residential mortgage-backed securities	309.3	2.8	2.7	309.4
Asset-backed securities	161.3	0.7	0.8	161.2
Collateralized loan obligations	222.6	5.9	0.5	228.0
Total fixed maturities	3,320.6	50.1	27.3	3,343.4
Equity securities	338.2	154.0	4.8	487.4
Other investments	534.1	9.6	0.1	543.6
Short-term investments	368.5	—	—	368.5
Total investments	$4,561.4	$213.7	$32.2	$4,742.9

Included in “Total investments” in our Consolidated Balance Sheets at March 31, 2018 and December 31, 2017 is $120.6 million and $130.8 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party participants that provide underwriting capital to the operations of Syndicate 1200.

Contractual Maturity

The amortized cost and fair values of fixed maturity investments as of March 31, 2018, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$268.5	$267.7
Due after one year through five years	1,467.0	1,460.2
Due after five years through ten years	600.4	595.6
Thereafter	167.9	169.0
Structured securities	802.9	799.0
Total	$3,306.7	$3,291.5

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Other Invested Assets

Details regarding the carrying value and unfunded investment commitments of the other invested assets portfolio as of March 31, 2018 and December 31, 2017 were as follows:

March 31, 2018
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$138.8	$—
Private equity	186.5	123.8
Long only funds	193.7	—
Other investments	4.3	—
Total other invested assets	$523.3	$123.8

December 31, 2017
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$163.6	$—
Private equity	179.2	129.9
Long only funds	196.5	—
Other investments	4.3	—
Total other invested assets	$543.6	$129.9

The following describes each investment type:

•	Hedge funds: Hedge funds include funds that primarily buy and sell stocks, including short sales, multi-strategy credit, relative value credit and distressed credit.
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

Unrealized Losses and Other-Than-Temporary Impairments

An aging of unrealized losses on our investments in fixed maturities, equity securities (as of December 31, 2017), other investments and short-term investments is presented below:

March 31, 2018	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$316.8	$6.5	$17.3	$0.9	$334.1	$7.4
Foreign Governments	207.2	3.4	5.0	0.1	212.2	3.5
Obligations of states and political subdivisions	92.1	1.4	14.7	0.6	106.8	2.0
Corporate bonds	1,078.7	22.2	32.0	1.9	1,110.7	24.1
Commercial mortgage-backed securities	69.6	1.4	16.0	0.9	85.6	2.3
Residential mortgage-backed securities	263.9	7.5	14.4	0.6	278.3	8.1
Asset-backed securities	111.3	1.0	7.9	0.3	119.2	1.3
Collateralized loan obligations (1)	41.0	0.3	0.9	—	41.9	0.3
Total fixed maturities	2,180.6	43.7	108.2	5.3	2,288.8	49.0
Other investments (1)	—	—	0.3	—	0.3	—
Short-term investments	58.4	0.2	—	—	58.4	0.2
Total	$2,239.0	$43.9	$108.5	$5.3	$2,347.5	$49.2

December 31, 2017	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$313.7	$1.9	$83.7	$3.1	$397.4	$5.0
Foreign Governments	175.2	2.0	35.9	0.5	211.1	2.5
Obligations of states and political subdivisions	33.3	0.5	22.4	0.6	55.7	1.1
Corporate bonds	674.1	9.9	77.7	3.3	751.8	13.2
Commercial mortgage-backed securities	58.2	0.4	37.8	1.1	96.0	1.5
Residential mortgage-backed securities	164.4	1.6	52.4	1.1	216.8	2.7
Asset-backed securities	85.4	0.4	31.9	0.4	117.3	0.8
Collateralized loan obligations (1)	34.6	0.5	0.9	—	35.5	0.5
Total fixed maturities	1,538.9	17.2	342.7	10.1	1,881.6	27.3
Equity securities	46.9	4.8	—	—	46.9	4.8
Other investments	—	—	0.3	0.1	0.3	0.1
Total	$1,585.8	$22.0	$343.0	$10.2	$1,928.8	$32.2

(1)	Unrealized losses one year or greater are less than $0.1 million.

We regularly evaluate our investments for other-than-temporary impairment. For fixed maturity securities, the evaluation for a credit loss is generally based on the present value of expected cash flows of the security as compared to the amortized book value. For structured securities, frequency and severity of loss inputs are used in projecting future cash flows of the securities. Loss frequency is measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. We also recognize other-than-temporary losses on fixed maturity securities that we intend to sell.  Effective January 1, 2018, the Company adopted ASU 2016-01. As a result, changes in the fair value of equity securities are recognized in net realized investment gains in the Consolidated Statement of Income.

We hold a total of 8,233 securities, of which  2,901 were in an unrealized loss position for less than one year and 121 were in an unrealized loss position for a period one year or greater as of March 31, 2018. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increased credit spreads, foreign currency fluctuations and higher market yields relative to the date the securities were purchased, and for structured securities, by the performance of the underlying collateral, as well. In considering whether an investment is other-than-temporarily impaired or not, we also considered that we do not intend to sell the investments and it is unlikely that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. We do not consider these investments to be other-than-temporarily impaired at March 31, 2018.

We recognized other-than-temporary losses on our fixed maturities and equity portfolio as follows:

	For the Three Months Ended March 31,
(in millions)	2018	2017
Other-than-temporary impairment:
Corporate bonds	$(1.0)	$—
Equity securities	—	(0.4)
Other-than-temporary impairment losses	$(1.0)	$(0.4)

Net Realized Investment Gains and Losses

The following table presents our gross realized investment gains (losses):

	For the Three Months Ended March 31,
(in millions)	2018	2017
Realized gains on fixed maturities and other
Fixed maturities	$7.5	$7.1
Equity securities (1)	—	15.7
Other investments	11.7	6.2
	19.2	29.0
Realized losses on fixed maturities and other
Fixed maturities	(4.9)	(6.2)
Equity securities (1)	—	(0.7)
Other investments	(9.3)	(7.1)
Other-than-temporary impairment losses on fixed maturities	(1.0)	—
Other-than-temporary impairment losses on equity securities	—	(0.4)
	(15.2)	(14.4)
Equity Securities (1)
Net realized gains on equity securities sold during the period	11.2	—
Change in unrealized (losses) on equity securities held at the end of the period	(30.9)	—
Net realized (losses) on equity securities	(19.7)	—
Net realized investment (losses) gains before income taxes	(15.7)	14.6
Income tax benefit (expense)	2.9	(4.3)
Net realized investment (losses) gains, net of income taxes	$(12.8)	$10.3

(1) Effective January 1, 2018, we adopted ASU 2016-01. As a result, unrealized gains (losses) at the date of adoption have been reclassified from accumulated other comprehensive income to retained earnings. Additionally, all changes in the fair value of equity securities are recognized in net realized investment gains (losses). Prior periods have not been restated to conform to the current presentation. See Note 2.

Changes in unrealized appreciation (depreciation) related to investments are summarized as follows:

	For the Three Months Ended March 31,
(in millions)	2018	2017
Change in unrealized gains (losses)
Fixed maturities	$(37.1)	$12.6
Equity securities	—	5.3
Short-term investments	(0.1)	—
Net unrealized investment (losses) gains before income taxes	(37.2)	17.9
Income tax benefit (expense)	6.3	(4.6)
Net unrealized investment (losses) gains, net of income taxes	$(30.9)	$13.3

Foreign Currency Exchange Forward Contracts

We entered into foreign currency exchange forward contracts to manage operational currency exposure on our Canadian dollar (“CAD”) investment portfolio, minimize negative impacts to investment portfolio returns, and gain exposure to a total return strategy which invests in multiple currencies.  The currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other assets” and “Other liabilities” at March 31, 2018 and December 31, 2017, respectively.  The gains and losses are included in “Net realized investment (losses) gains” in our Consolidated Statements of Income.

The fair value of our foreign currency exchange forward contracts as of March 31, 2018 and December 31, 2017 was as follows:

(in millions)	March 31, 2018	December 31, 2017
Operational currency exposure	$3.4	$(0.2)
Asset manager investment exposure	(1.8)	(0.9)
Total return strategy	0.5	0.7
Total	$2.1	$(0.4)

The following table represents our gross investment realized gains and losses on our foreign currency exchange forward contracts:

	For the Three Months Ended March 31,
(in millions)	2018	2017
Realized gains
Operational currency exposure	$4.3	$2.0
Asset manager investment exposure	4.3	0.5
Total return strategy	2.6	3.1
Gross realized investment gains	11.2	5.6
Realized losses
Operational currency exposure	(0.6)	(2.2)
Asset manager investment exposure	(5.9)	(1.4)
Total return strategy	(2.1)	(1.9)
Gross realized investment losses	(8.6)	(5.5)
Net realized investment gains on foreign currency exchange forward contracts	$2.6	$0.1

Regulatory Deposits, Pledged Securities and Letters of Credit

We are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations.  We maintain assets pledged as collateral in support of irrevocable letters of credit issued under the terms of certain reinsurance agreements for reported loss and loss expense reserves.

The following table presents our components of restricted assets at March 31:

(in millions)	March 31, 2018	March 31, 2017
Securities on deposit for regulatory and other purposes	$171.7	$183.9
Securities pledged as collateral for letters of credit	62.8	37.6
Securities and cash on deposit supporting Lloyd’s business	373.9	396.8
Total restricted investments	$608.4	$618.3

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

We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of March 31, 2018. A description of the valuation techniques we use to measure assets at fair value is as follows:

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

Transfers Between Level 1 and Level 2 Securities: There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2018.

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	March 31, 2018	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
U.S. Governments	$367.0	$359.3	$7.7	$—
Foreign Governments	233.4	—	233.4	—
Obligations of states and political subdivisions	320.5	—	320.5	—
Corporate bonds	1,571.6	—	1,569.7	1.9
Commercial mortgage-backed securities	101.2	—	101.2	—
Residential mortgage-backed securities	335.7	—	335.7	—
Asset-backed securities	165.3	—	165.3	—
Collateralized loan obligations	196.8	—	196.8	—
Total fixed maturities	3,291.5	359.3	2,930.3	1.9
Equity securities	476.5	472.1	2.1	2.3
Other investments	103.8	—	103.8	—
Short-term investments	542.2	464.5	77.7	—
	$4,414.0	$1,295.9	$3,113.9	$4.2

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2017	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
U.S. Governments	$415.1	$410.6	$4.5	$—
Foreign Governments	233.2	—	233.2	—
Obligations of states and political subdivisions	335.9	—	335.9	—
Corporate bonds	1,525.7	—	1,523.8	1.9
Commercial mortgage-backed securities	134.9	—	134.9	—
Residential mortgage-backed securities	309.4	—	309.4	—
Asset-backed securities	161.2	—	161.2	—
Collateralized loan obligations	228.0	—	228.0	—
Total fixed maturities	3,343.4	410.6	2,930.9	1.9
Equity securities	487.4	483.0	2.1	2.3
Other investments	108.8	—	108.8	—
Short-term investments	368.5	333.7	34.8	—
	$4,308.1	$1,227.3	$3,076.6	$4.2

(a)	Quoted prices in active markets for identical assets
(b)	Significant other observable inputs
(c)	Significant unobservable inputs

The fair value measurements in the tables above do not equal “Total investments” on our Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:

Fair Value Measurements Using Observable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2018	$1.9	$2.3	$4.2
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	—	—
Included in other comprehensive income (loss)	—	—	—
Purchases, issuances, sales, and settlements:
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Ending balance, March 31, 2018	$1.9	$2.3	$4.2
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2017	$—	$—	$—

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2017	$2.0	$0.4	$2.4
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):			—
Included in net income (loss)	—	—	—
Included in other comprehensive income (loss)	(0.1)	0.2	0.1
Purchases, issuances, sales, and settlements:			—
Purchases	—	1.7	1.7
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Ending balance, December 31, 2017	$1.9	$2.3	$4.2
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2017	$—	$—	$—

At March 31, 2018 and December 31, 2017, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.

5.	Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Three Months Ended March 31,
(in millions)	2018	2017
Net reserves beginning of the year	$2,488.0	$2,180.2
Net Maybrooke reserves acquired	—	$132.6
Net Ariscom reserves acquired	47.2	—
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	239.2	215.7
Prior accident years	(2.0)	6.8
Losses and LAE incurred during calendar year, net of reinsurance	237.2	222.5
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	33.3	27.4
Prior accident years	186.6	155.3
Losses and LAE payments made during current calendar year, net of reinsurance:	219.9	182.7
Change in participation interest (1)	(16.9)	(23.2)
Foreign exchange adjustments	(0.8)	3.6
Net reserves - end of period	2,534.8	2,333.0
Add:
Reinsurance recoverables on unpaid losses and LAE, end of period	1,748.8	1,247.3
Gross reserves - end of period	$4,283.6	$3,580.3

(1)	Amount represents the change in reserves due to changing our participation in Syndicates 1200 and 1910.

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

The impact from the (favorable) unfavorable development of prior accident years’ loss and LAE reserves on each reporting segment is presented below:

	For the Three Months Ended March 31,
(in millions)	2018	2017
U.S. Operations	$(1.0)	$(5.2)
International Operations	(2.8)	9.6
Run-off Lines	1.8	2.4
Total unfavorable (favorable) prior-year development	$(2.0)	$6.8

The following describes the primary factors behind each segment’s prior accident year reserve development for three months ended March 31, 2018, and 2017:

Three months ended March 31, 2018:

•	U.S. Operations: Favorable development in liability and specialty lines.
•	International Operations: Favorable development in property lines driven by 2017 catastrophe events, partially offset by unfavorable development within specialty lines.
•	Run-off Lines: Unfavorable development in risk management lines and other run-off lines.

Three months ended March 31, 2017:

•	U.S. Operations: Favorable development for workers compensation, commercial auto and commercial multi-peril lines, partially offset by unfavorable development in professional liability lines.
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

Trust Preferred Debentures

Through a series of trusts, that are wholly-owned subsidiaries (non-consolidated), we issued debt. The debentures are variable with the rate being reset quarterly and subject to certain interest rate ceilings. Interest payments are payable quarterly. The debentures are all unsecured and are subordinated to other indebtedness. At March 31, 2018 and December 31, 2017, all debentures were eligible for redemption subject to certain terms and conditions at a price equal to 100% of the principal plus accrued and unpaid interest.

A summary of our outstanding junior subordinated debentures is presented below:

March 31, 2018

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at March 31, 2018	Amount
Argo Group
05/15/2003	PXRE Capital Statutory Trust II	05/15/2033	3M LIBOR + 4.10%	5.94%	$18.1
11/06/2003	PXRE Capital Trust VI	09/30/2033	3M LIBOR + 3.90%	6.21%	10.3
Argo Group US
05/15/2003	Argonaut Group Statutory Trust I	05/15/2033	3M LIBOR + 4.10%	5.94%	15.5
12/16/2003	Argonaut Group Statutory Trust III	01/08/2034	3M LIBOR + 4.10%	5.82%	12.3
04/29/2004	Argonaut Group Statutory Trust IV	04/29/2034	3M LIBOR + 3.85%	5.69%	13.4
05/26/2004	Argonaut Group Statutory Trust V	05/24/2034	3M LIBOR + 3.85%	5.79%	12.3
05/12/2004	Argonaut Group Statutory Trust VI	05/12/2034	3M LIBOR + 3.80%	5.98%	13.4
09/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M LIBOR + 3.60%	5.72%	15.5
09/22/2004	Argonaut Group Statutory Trust VIII	09/22/2034	3M LIBOR + 3.55%	5.80%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M LIBOR + 3.60%	5.72%	15.5
09/15/2005	Argonaut Group Statutory Trust X	09/15/2035	3M LIBOR + 3.40%	5.52%	30.9
	Total Outstanding				$172.7

December 31, 2017

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at December 31, 2017	Amount
Argo Group
05/15/2003	PXRE Capital Statutory Trust II	05/15/2033	3M LIBOR + 4.10%	5.52%	$18.1
11/06/2003	PXRE Capital Trust VI	09/30/2033	3M LIBOR + 3.90%	5.59%	10.3
Argo Group US
05/15/2003	Argonaut Group Statutory Trust I	05/15/2033	3M LIBOR + 4.10%	5.52%	15.5
12/16/2003	Argonaut Group Statutory Trust III	01/08/2034	3M LIBOR + 4.10%	5.46%	12.3
04/29/2004	Argonaut Group Statutory Trust IV	04/29/2034	3M LIBOR + 3.85%	5.27%	13.4
05/26/2004	Argonaut Group Statutory Trust V	05/24/2034	3M LIBOR + 3.85%	5.30%	12.3
05/12/2004	Argonaut Group Statutory Trust VI	05/12/2034	3M LIBOR + 3.80%	5.40%	13.4
09/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M LIBOR + 3.60%	5.19%	15.5
09/22/2004	Argonaut Group Statutory Trust VIII	09/22/2034	3M LIBOR + 3.55%	5.21%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M LIBOR + 3.60%	5.19%	15.5
09/15/2005	Argonaut Group Statutory Trust X	09/15/2035	3M LIBOR + 3.40%	4.99%	30.9
	Total Outstanding				$172.7

Junior Subordinated Debentures from Maybrooke Acquisition

Unsecured junior subordinated debentures with a principal balance of $91.8 million were assumed through the acquisition of Maybrooke (“the Maybrooke debt”). As part of the ongoing liquidation of the Maybrooke holding company, which began subsequent to our acquisition in 2017, the acquired debt was ultimately assigned to Argo Re and is carried on our consolidated balance sheet at $83.9 million, which represents the debt’s fair value at the date of acquisition plus accumulated accretion of discount to par value, as required by accounting for business combinations under ASC 805. At March 31, 2018 and December 31, 2017, the acquired debt was eligible for redemption at par. Interest accrues on the acquired debt based on a variable rate, which is reset quarterly. Interest payments are payable quarterly. A summary of the terms of the acquired debt outstanding is presented below:

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at March 31, 2018	Principal at March 31, 2018	Carrying Value at March 31, 2018
9/15/2007	9/15/2037	3 month LIBOR + 3.15%	5.27%	$91.8	$83.9

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2017	Principal at December 31, 2017	Carrying Value at December 31, 2017
9/15/2007	9/15/2037	3 month LIBOR + 3.15%	4.74%	$91.8	$83.9

7.	Other Indebtedness

Our Consolidated Balance Sheets includes various long-term debt instruments under the caption “Other indebtedness,” as detailed in the table below. Information regarding the terms and principal amounts of each of these debt instruments is also provided.

(in millions)
Debt Type	March 31, 2018	December 31, 2017
Floating rate loan stock	$60.8	$58.9
Term loan	125.0	125.0
Other debt	0.6	0.6
Total other indebtedness	$186.4	$184.5

Floating Rate Loan Stock

This debt was assumed through the acquisition of Argo Underwriting Agency, Ltd. These notes are unsecured. At March 31, 2018 and December 31, 2017, all notes were eligible for redemption subject to certain terms and conditions at a price equal to 100% of the principal plus accrued and unpaid interest. Interest on the U.S. Dollar and Euro notes is due semiannually and quarterly, respectively. A summary of the notes outstanding at March 31, 2018 and December 31, 2017 is presented below:

March 31, 2018

(in millions)
Currency	Issue Date	Maturity	Rate Structure	Interest Rate at March 31, 2018	Amount
U.S. Dollar	12/08/2004	11/15/2034	6 month LIBOR + 4.2%	6.09%	$6.5
U.S. Dollar	10/31/2006	01/15/2036	6 month LIBOR + 4.0%	5.89%	10.0
Total U.S. Dollar					16.5
Euro	09/06/2005	08/22/2035	3 month LIBOR + 4.0%	3.67%	14.8
Euro	10/31/2006	11/22/2036	3 month LIBOR + 4.0%	3.67%	12.9
Euro	06/08/2007	09/15/2037	3 month LIBOR + 3.9%	3.57%	16.6
Total Euro					44.3
Total notes outstanding					$60.8

December 31, 2017

(in millions)
Currency	Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2017	Amount
U.S. Dollar	12/08/2004	11/15/2034	6 month LIBOR + 4.2%	5.66%	$6.5
U.S. Dollar	10/31/2006	01/15/2036	6 month LIBOR + 4.0%	5.46%	10.0
Total U.S. Dollar					16.5
Euro	09/06/2005	08/22/2035	3 month LIBOR + 4.0%	3.67%	14.1
Euro	10/31/2006	11/22/2036	3 month LIBOR + 4.0%	3.67%	12.4
Euro	06/08/2007	09/15/2037	3 month LIBOR + 3.9%	3.57%	15.9
Total Euro					42.4
Total notes outstanding					$58.9

No principal payments have been made since the acquisition of Argo Underwriting Agency, Ltd. The floating rate loan stock denominated in Euros fluctuates due to foreign currency translation. The outstanding balance on these loans was $44.3 million and $42.4 million as of March 31, 2018 and December 31, 2017, respectively. The foreign currency translation adjustment is recorded in our Consolidated Statements of Income.

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

The New Credit Agreement provides for a $200.0 million revolving credit facility with a maturity date of March 3, 2022 unless extended in accordance with the terms of the New Credit Agreement. In addition, the New Credit Agreement includes a $125.0 million term loan borrowing, which Argo Group used to pay off in its entirety the $125.0 million borrowing drawn on January 31, 2017 under the Prior Agreement to help fund the acquisition of Maybrooke. Interest accrues based on a variable rate, which resets and is payable based on reset options selected by Argo Group pursuant to the terms of the New Credit Agreement. A summary of the terms of the outstanding balance at March 31, 2018 and December 31, 2017 is presented below:

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at March 31, 2018	Amount
3/3/2017	3/3/2019	2 month LIBOR + 1.5%	3.08%	$125.0

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2017	Amount
3/3/2017	3/3/2019	2 month LIBOR + 1.5%	2.94%	$125.0

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

Included in the New Credit Agreement is a provision that allows up to $200.0 million of the revolving credit facility to be used for LOCs, subject to availability. On March 3, 2017, the $0.2 million LOC outstanding under the Prior Credit Agreement was transferred to the New Credit Agreement. At March 31, 2018 and December 31, 2017, there were no borrowings outstanding under the revolving portions of the credit facilities. At March 31, 2018 and December 31, 2017, there was $0.5 million in LOCs against the New and Prior Credit Agreement.

Other Debt

As part of the ARIS Title Insurance Corporation (“ARIS”) acquisition, at March 31, 2018 and December 31, 2017, we had a note payable for $0.6 million. The note had a variable interest rate of 2.00% above 30-day LIBOR, with the variable interest rate being reset quarterly and subject to certain interest rate ceilings. Interest payments are payable quarterly. The note payable matures on April 1, 2019.

8.	Disclosures about Fair Value of Financial Instruments

Cash. The carrying amount approximates fair value.

Investment securities and short-term investments. See Note 4, “Investments,” for additional information.

Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables and reinsurance recoverables on paid losses approximates fair value.

Debt. At March 31, 2018 and December 31, 2017, the fair value of our Junior subordinated debentures, Senior unsecured fixed rate notes and Other indebtedness was estimated using appropriate market indices or quoted prices from external sources based on current market conditions. All of these debt instruments would be in Level 3 of the fair value hierarchy, as the fair value estimates shown below were calculated using unobservable inputs reflecting our assumptions about the assumptions market participants would use in pricing the liabilities.

A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	March 31, 2018		December 31, 2017
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures
Trust preferred debentures	$172.7	$172.9	$172.7	$172.9
Subordinated debentures acquired with Maybrooke	83.9	85.5	83.9	85.0
Senior unsecured fixed rate notes	139.7	141.1	139.6	141.2
Floating rate loan stock	60.8	60.9	58.9	59.0

9.	Shareholders’ Equity

On February 20, 2018, the Board of Directors declared a 15% stock dividend, payable March 21, 2018 to all shareholders of record at the close of business on March 7, 2018. As a result of the stock dividend, 4,397,520 additional shares were issued. Cash was paid in lieu of fractional shares of our common shares. Excluding repurchased shares, all references to common shares and related per share amounts in this document and related disclosures have been adjusted to reflect the stock dividend for all periods presented.

On February 20, 2018, our Board of Directors declared a quarterly cash dividend in the amount of $0.27 on each share of common stock outstanding. On March 23, 2018, we paid $9.3 million to our shareholders of record on March 7, 2018.

On February 21, 2017 our Board of Directors declared a quarterly cash dividend in the amount of $0.23 on each share of common stock outstanding, on a post-stock dividend basis. On March 15, 2017 we paid $8.3 million to our shareholders of record on March 3, 2017.

On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all previous Repurchase Authorizations. As of March 31, 2018, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $66.4 million.

For the three months ended March 31, 2018, we repurchased a total of 314,586 common shares for $18.6 million. A summary of activity from January 1, 2018 through March 31, 2018 follows.

A summary of common shares repurchased for the three months ended March 31, 2018 is shown below:

Repurchase Type	Date Trading Plan Initiated	2018 Purchase Period	Number of Shares Repurchased	Average Price of Shares Repurchased	Total Cost (in millions)	Repurchase Authorization Year
10b5-1 Trading Plan	12/15/2017	01/02/2018-02/16/2018	225,281	$59.31	$13.3	2016
Open Market	N/A	02/20/2018-3/02/2018	89,305	$59.03	5.3	2016
Total			314,586	$59.23	$18.6

10.	Accumulated Other Comprehensive (Loss) Income

A summary of changes in accumulated other comprehensive (loss) income, net of taxes (where applicable) by component for the three months ended March 31, 2018, and 2017 is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2018	$(19.0)	$121.9	$(6.3)	$96.6
Cumulative effect of adoption of ASU 2016-01	—	(117.5)	—	(117.5)
Cumulative effect of adoption of ASU 2018-02	—	20.9	—	20.9
Other comprehensive income (loss) before reclassifications	(1.1)	(20.7)	—	(21.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(10.2)	—	(10.2)
Net current-period other comprehensive income (loss)	(1.1)	(127.5)	—	(128.6)
Balance at March 31, 2018	$(20.1)	$(5.6)	$(6.3)	$(32.0)

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2017	$(17.6)	$72.4	$(7.1)	$47.7
Other comprehensive income (loss) before reclassifications	0.6	24.3	—	24.9
Amounts reclassified from accumulated other comprehensive income (loss)	—	(11.0)	—	(11.0)
Net current-period other comprehensive income (loss)	0.6	13.3	—	13.9
Balance at March 31, 2017	$(17.0)	$85.7	$(7.1)	$61.6

The amounts reclassified from accumulated other comprehensive (loss) income shown in the above table have been included in the following captions in our Consolidated Statements of Income:

	For the Three Months Ended March 31,
(in millions)	2018	2017
Unrealized gains and losses on securities:
Net realized investment gains	$(12.5)	$(16.2)
Provision for income taxes	2.3	5.2
Net of taxes	$(10.2)	$(11.0)

11.	Net Income Per Common Share

The following table presents the calculation of net income per common share on a basic and diluted basis:

	For the Three Months Ended March 31,
(in millions, except number of shares and per share amounts)	2018	2017
Net income	$24.8	$36.7
Weighted average common shares outstanding - basic	33,868,749	34,554,341
Effect of dilutive securities:
Equity compensation awards	871,594	1,028,475
Weighted average common shares outstanding - diluted	34,740,343	35,582,816
Net income per common share:
Basic	$0.73	$1.06
Diluted	$0.71	$1.03

Excluded from the weighted average common shares outstanding calculation at March 31, 2018 and 2017 are 11,099,593 shares and 10,028,755 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date. For the three months ended March 31, 2018 and 2017, there were no equity compensation awards with an anti-dilutive effect.

12.	Supplemental Cash Flow Information

Interest paid and income taxes paid (recovered) were as follows:

	For the Three Months Ended March 31,
(in millions)	2018	2017
Senior unsecured fixed rate notes	$2.3	$2.3
Junior subordinated debentures	3.4	2.9
Other indebtedness	1.5	0.8
Revolving credit facility	—	0.3
Total interest paid	$7.2	$6.3
Income taxes paid	1.5	—
Income taxes recovered	—	(2.2)
Income taxes paid (recovered), net	$1.5	$(2.2)
Total	$8.7	$4.1

13.	Share-based Compensation

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

The following table summarizes the assumptions we used for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
Risk-free rate of return	2.61%	1.93%
Expected dividend yields	1.71%	1.63%
Expected award life (years)	4.48	4.49
Expected volatility	18.44%	18.70%

All outstanding awards were adjusted to reflect the 15% stock dividend, resulting in a 15% increase to the number of awards outstanding and a 13.04% reduction in the exercise price.

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

Restricted Shares

A summary of restricted share activity as of March 31, 2018 and changes during the three months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2018	767,501	$42.70
Granted	214,048	$55.67
Vested and issued	(137,834)	$44.68
Expired or forfeited	(81,171)	$43.77
Outstanding at March 31, 2018	762,544	$45.87

The restricted shares vest over one to eight years. Expense recognized under this plan for the restricted shares was $3.4 million and $2.8 million for the three months ended March 31, 2018, and 2017, respectively. Compensation expense for all share-based compensation awards is included in “Underwriting, acquisition and insurance expenses” in the accompanying Consolidated Statements of Income. As of March 31, 2018, there was $26.4 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group.

Stock-Settled SARs

A summary of stock-settled SARs activity as of March 31, 2018 and changes during the three months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2018	1,494,458	$30.85
Exercised	(136,849)	$27.45
Expired or forfeited	(14,947)	$36.25
Outstanding at March 31, 2018	1,342,662	$31.13

The stock-settled SARs vest over a one to four-year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. Expense recognized for the stock-settled SARs was $1.1 million and $0.7 million for the three months ended March 31, 2018, and 2017, respectively. As of March 31, 2018, there was $1.5 million of total unrecognized compensation cost related to stock-settled SARs outstanding.

Cash-Settled SARs

A summary of cash-settled SARs activity as of March 31, 2018 and changes during the three months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2018	189,235	$28.97
Exercised	(42,432)	$29.43
Expired or forfeited	(2,235)	$21.23
Outstanding at March 31, 2018	144,568	$28.95

As of March 31, 2018, all the cash-settled SARs are fully vested. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We account for the cash-settled SARs as liability awards, which require the awards to be revalued at each reporting period. Expense recognized for the cash-settle SARs was $0.5 million and $1.4 for the three months ended March 31, 2018, and 2017, respectively. As of March 31, 2018, there was no unrecognized compensation cost related to cash-settled SARs outstanding.

14.	Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses were as follows:

	For the Three Months Ended March 31,
(in millions)	2018	2017
Commissions	$68.0	$61.2
General expenses	87.8	88.7
Premium taxes, boards and bureaus	9.3	7.4
	165.1	157.3
Net deferral of policy acquisition costs	(4.9)	(3.7)
Total underwriting, acquisition and insurance expenses	$160.2	$153.6

15.	Income Taxes

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

We also have operations in Belgium, Brazil, France, Ireland, Italy, Luxembourg, Malta, Spain, and Switzerland, which also are subject to income taxes imposed by the jurisdiction in which they operate. We have operations in Barbados and the United Arab Emirates, which are not subject to income tax under the laws of those countries.

On December 22, 2017, U.S. tax legislation referred to as the TCJA was enacted. The effects of changes in tax laws and tax rates are recognized in the period of enactment. Accordingly, we recorded the impacts of the TCJA in our 2017 consolidated financial statements which, among other changes, primarily includes the remeasurement of our deferred tax assets and liabilities for the reduced US federal tax rate from 35% to 21% beginning on January 1, 2018, and the computation of a provisional amount for the loss reserve discounting modifications. We are still analyzing certain aspects of the TCJA and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. We are still analyzing certain aspects of the TCJA and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. We have not made any adjustments to the provisional amounts we recorded during the year ended December 31, 2017. Beginning in 2018, the TCJA introduces an additional Base Erosion and Anti-abuse Tax (“BEAT”) provision computed to be an additional liability in excess of the regular US tax liability based upon an alternative BEAT computation. At this time, we have not recorded any provisional amounts for BEAT as we are awaiting information from Lloyd’s to determine the effect of BEAT on our US branches within our UK operations. Thus, our 2018 consolidated financial statements reflect a reasonably estimated provisional amount based on information available and in accordance with SAB 118.  SAB 118 provides guidance on accounting for the effects of the U.S. tax reform where our determinations are incomplete but we are able to determine a reasonable estimate. A final determination is required to be made within a measurement period not to extend beyond one year from the enactment date of the U.S. tax reform. As additional guidance is released, the estimate will be updated as necessary.

Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the three months ended March 31, 2018 and 2017, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

	For the Three Months Ended March 31,
(in millions)	2018			2017
	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$25.3		0.0%	$26.5		0.0%
United States	(6.3)		23.0%	24.0		26.9%
United Kingdom	6.2		24.5%	(6.9)		6.7%
Belgium	0.1		35.8%	—	(1)	0.0%
Brazil	(1.4)		0.0%	(0.8)		0.0%
United Arab Emirates	0.2		0.0%	—	(1)	0.0%
Ireland	—	(1)	0.0%	—	(1)	0.0%
Italy	—	(1)	0.0%	N/A		N/A
Malta	0.9		0.0%	0.6		0.0%
Luxembourg	—	(1)	0.0%	(0.7)		0.0%
Switzerland	—		21.2%	—	(1)	21.0%
Pre-tax income	$25.0		0.7%	$42.7		14.1%

(1)	Pre-tax income for the respective year was less than $0.1 million.

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

	For the Three Months Ended March 31,
(in millions)	2018	2017
Income tax (benefit) provision at expected rate	$(0.4)	$7.2
Tax effect of:
Nontaxable investment income	(0.5)	(1.3)
Foreign exchange adjustments	(0.2)	0.6
Withholding taxes	0.1	0.1
Change in valuation allowance	(2.7)	(0.1)
Other	3.9	(0.5)
Income tax provision	$0.2	$6.0

Our gross deferred tax assets (liabilities) are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future taxable income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of future taxable income sufficient to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally for our US property and casualty insurers two years for net operating losses and for all our US subsidiaries three years for capital losses. If a company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. The net change in valuation allowance for deferred tax assets was a decrease of $2.7 million in 2018 relating to the items discussed below. Based upon a review of our available evidence, both positive and negative discussed above, our management concluded that it is more-likely-than-not that the other deferred tax assets will be realized.

Management has determined that a valuation allowance is required for a portion of the tax-effected net operating loss carryforward included as part of the United States consolidated group of $7.0 million generated from PXRE Corporation and for the tax effected net operating loss carryforward of $0.6 million from ARIS. The valuation allowances have been established as Internal Revenue Code Section 382 limits regarding the application of net operating loss carryforwards following an ownership change. The loss carryforwards available per year for both of these items are $2.8 million, as required by Internal Revenue Code Section 382.

Furthermore, due to cumulative losses incurred since inception, management has concluded that a valuation allowance is required for the full amount of the tax-effected net operating losses generated by our Brazil and Malta entities as well as our Luxembourg and US affiliates acquired in the Maybrooke transaction.

Accordingly, a valuation allowance is required as of March 31, 2018 of which $7.7 million relates to Brazil operations, and $0.9 million relates to Malta operations. During the three months ended March 31, 2018, the affiliates of Maybrooke Holdings SA have a valuation allowance established in the amount of $1.2 million. The change from 2017 was primarily driven from the liquidation of our Luxembourg affiliate as of March 23, 2018.

For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. We had no material unrecognized tax benefits as of March 31, 2018 and 2017. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2014. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2014.

16.	Commitments and Contingencies

Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

We have contractual commitments to invest up to $123.8 million related to our limited partnership investments at March 31, 2018. These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time, not to exceed thirteen years.

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

Revenue and income (loss) before income taxes for each segment were as follows:

	For the Three Months Ended March 31,
(in millions)	2018	2017
Revenue:
Earned premiums
U.S. Operations	$262.3	$221.2
International Operations	152.4	158.2
Run-off Lines	—	—
Total earned premiums	414.7	379.4
Net investment income
U.S. Operations	22.6	19.9
International Operations	8.8	6.6
Run-off Lines	2.2	2.1
Corporate and Other	2.4	1.9
Total net investment income	36.0	30.5
Fee and other income	2.0	3.6
Net realized investment (losses) gains	(15.7)	14.6
Total revenue	$437.0	$428.1

	For the Three Months Ended March 31,
(in millions)	2018	2017
Income (loss) before income taxes
U.S. Operations	$34.0	$37.2
International Operations	22.9	8.3
Run-off Lines	(0.7)	(2.5)
Total segment income before taxes	56.2	43.0
Corporate and Other	(15.5)	(14.9)
Net realized investment (losses) gains	(15.7)	14.6
Total income before income taxes	$25.0	$42.7

The table below presents earned premiums by geographic location for the three months ended March 31, 2018 and 2017. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Three Months Ended March 31,
(in millions)	2018	2017
Bermuda	$20.5	$25.6
Brazil	13.0	12.8
Malta	5.7	1.0
United Kingdom	114.1	118.8
United States	261.4	221.2
Total earned premiums	$414.7	$379.4

The following table represents identifiable assets:

(in millions)	March 31, 2018	December 31, 2017
U.S. Operations	$4,527.1	$4,298.4
International Operations	3,736.8	3,553.8
Run-off Lines	456.3	449.6
Corporate and Other	421.1	462.2
Total	$9,141.3	$8,764.0

Included in total assets at March 31, 2018 and December 31, 2017 are $734.2 million and $731.8 million, respectively, in assets associated with trade capital providers.

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

In accordance with ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (Topic 835), we present the unamortized debt issuance costs in the balance sheet as a direct deduction from the carrying value of the debt liability. At March 31, 2018 and December 31, 2017, the Notes consisted of the following:

(in millions)	March 31, 2018	December 31, 2017
Senior unsecured fixed rate notes
Principal	$143.8	$143.8
Less: unamortized debt issuance costs	(4.1)	(4.2)
Senior unsecured fixed rate notes, less unamortized debt issuance costs	$139.7	$139.6

In accordance with Article 10 of SEC Regulation S-X, we have elected to present condensed consolidating financial information in lieu of separate financial statements for the Subsidiary Issuer. The following tables present condensed consolidating financial information at March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017, of the Parent Guarantor and the Subsidiary Issuer. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.

The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations and cash flows of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2018

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$0.4	$3,085.9	$1,747.2	$—	$4,833.5
Cash	0.3	59.4	114.0	—	173.7
Accrued investment income	—	18.0	6.3	—	24.3
Premiums receivable	—	210.6	489.0	—	699.6
Reinsurance recoverables	—	1,537.4	550.1	—	2,087.5
Goodwill and other intangible assets, net	42.9	124.7	101.1	—	268.7
Deferred acquisition costs, net	—	81.1	82.8	—	163.9
Ceded unearned premiums	—	211.0	290.9	—	501.9
Other assets	14.9	179.6	193.7	—	388.2
Intercompany note receivable	—	51.5	(51.5)	—	—
Investments in subsidiaries	1,939.4	—	—	(1,939.4)	—
Total assets	$1,997.9	$5,559.2	$3,523.6	$(1,939.4)	$9,141.3
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,538.1	$1,745.5	$—	$4,283.6
Unearned premiums	—	702.6	567.5	—	1,270.1
Funds held and ceded reinsurance payable, net	—	863.1	49.8	—	912.9
Long-term debt	153.4	284.6	144.7	—	582.7
Current income taxes payable, net	—	0.8	1.4	—	2.2
Deferred tax liabilities, net	—	21.7	(0.4)	—	21.3
Accrued underwriting expenses and other liabilities	6.3	90.6	184.2	—	281.1
Due to (from) affiliates	50.8	5.0	(5.0)	(50.8)	—
Total liabilities	210.5	4,506.5	2,687.7	(50.8)	7,353.9
Total shareholders' equity	1,787.4	1,052.7	835.9	(1,888.6)	1,787.4
Total liabilities and shareholders' equity	$1,997.9	$5,559.2	$3,523.6	$(1,939.4)	$9,141.3

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2017

(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$0.4	$3,079.0	$1,663.5	$—	$4,742.9
Cash	0.9	47.8	127.9	—	176.6
Accrued investment income	—	18.0	5.5	—	23.5
Premiums receivable	—	216.5	382.1	—	598.6
Reinsurance recoverables	—	1,487.3	606.0	—	2,093.3
Goodwill and other intangible assets, net	43.2	124.9	90.1	—	258.2
Current income taxes receivable, net	—	2.4	(1.0)	—	1.4
Deferred acquisition costs, net	—	80.7	79.7	—	160.4
Ceded unearned premiums	—	198.5	201.0	—	399.5
Other assets	9.2	171.5	128.9	—	309.6
Intercompany note receivable	—	50.9	(50.9)	—	—
Investments in subsidiaries	1,940.0	—	—	(1,940.0)	—
Total assets	$1,993.7	$5,477.5	$3,232.8	$(1,940.0)	$8,764.0
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,483.9	$1,717.1	$—	$4,201.0
Unearned premiums	—	704.0	503.7	—	1,207.7
Funds held and ceded reinsurance payable, net	—	799.4	(22.7)	—	776.7
Long-term debt	153.4	284.5	142.8	—	580.7
Deferred tax liabilities, net	—	32.5	(1.2)	—	31.3
Accrued underwriting expenses and other liabilities	8.9	95.0	43.0	—	146.9
Due to affiliates	11.7	(0.4)	0.4	(11.7)	—
Total liabilities	174.0	4,398.9	2,383.1	(11.7)	6,944.3
Total shareholders' equity	1,819.7	1,078.6	849.7	(1,928.3)	1,819.7
Total liabilities and shareholders' equity	$1,993.7	$5,477.5	$3,232.8	$(1,940.0)	$8,764.0

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$156.9	$257.8	$—	$414.7
Net investment (expense) income	(0.7)	22.1	14.6	—	36.0
Fee and other income	—	0.8	1.2	—	2.0
Net realized investment (losses) gains	(0.4)	(15.4)	0.1	—	(15.7)
Total revenue	(1.1)	164.4	273.7	—	437.0
Expenses:
Losses and loss adjustment expenses	—	95.4	141.8	—	237.2
Underwriting, acquisition and insurance expenses	2.4	69.8	88.0	—	160.2
Interest expense	1.3	4.3	2.1	—	7.7
Fee and other expense	—	1.4	0.6	—	2.0
Foreign currency exchange loss	—	0.1	4.8	—	4.9
Total expenses	3.7	171.0	237.3	—	412.0
(Loss) Income before income taxes	(4.8)	(6.6)	36.4	—	25.0
(Benefit) Provision for income taxes	—	(1.4)	1.6	—	0.2
Net (loss) income before equity in earnings of subsidiaries	(4.8)	(5.2)	34.8	—	24.8
Equity in undistributed earnings of subsidiaries	29.6	—	—	(29.6)	—
Net income	$24.8	$(5.2)	$34.8	$(29.6)	$24.8

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$130.9	$248.5	$—	$379.4
Net investment (expense) income	(1.7)	18.9	13.3	—	30.5
Fee and other income	—	2.8	0.8	—	3.6
Net realized investment gains	0.5	13.8	0.3	—	14.6
Total revenue	(1.2)	166.4	262.9	—	428.1
Expenses:
Losses and loss adjustment expenses	—	76.1	146.4	—	222.5
Underwriting, acquisition and insurance expenses	8.4	58.2	87.0	—	153.6
Interest expense	0.3	4.3	1.3	—	5.9
Fee and other expense	—	3.4	0.7	—	4.1
Foreign currency exchange loss (gains)	—	0.1	(0.8)	—	(0.7)
Total expenses	8.7	142.1	234.6	—	385.4
(Loss) Income before income taxes	(9.9)	24.3	28.3	—	42.7
Provision (benefit) for income taxes	—	6.4	(0.4)	—	6.0
Net (loss) income before equity in earnings of subsidiaries	(9.9)	17.9	28.7	—	36.7
Equity in undistributed earnings of subsidiaries	46.6	—	—	(46.6)	—
Net income	$36.7	$17.9	$28.7	$(46.6)	$36.7

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$27.8	$53.2	$72.6	$—	$153.6
Cash flows from investing activities:
Proceeds from sales of investments	—	325.0	230.4	—	555.4
Maturities and mandatory calls of fixed maturity investments	—	113.1	31.7	—	144.8
Purchases of investments	—	(475.2)	(212.3)	—	(687.5)
Change in short-term investments and foreign regulatory deposits	—	(4.5)	(156.5)	—	(161.0)
Settlements of foreign currency exchange forward contracts	(0.6)	(0.7)	3.0	—	1.7
Cash included in acquisition of Ariscom	—	—	15.6	—	15.6
Purchases of fixed assets and other, net	(0.1)	0.7	1.9	—	2.5
Cash used in investing activities	(0.7)	(41.6)	(86.2)	—	(128.5)
Cash flows from financing activities:
Activity under stock incentive plans	0.2	—	—	—	0.2
Repurchase of Company's common shares	(18.6)	—	—	—	(18.6)
Payment of cash dividend to common shareholders	(9.3)	—	—	—	(9.3)
Cash used in financing activities	(27.7)	—	—	—	(27.7)
Effect of exchange rate changes on cash	—	—	(0.3)	—	(0.3)
Change in cash	(0.6)	11.6	(13.9)	—	(2.9)
Cash, beginning of year	0.9	47.8	127.9	—	176.6
Cash, end of period	$0.3	$59.4	$114.0	$—	$173.7

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(in millions)

(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$(2.0)	$(14.7)	$(20.2)	$—	$(36.9)
Cash flows from investing activities:
Proceeds from sales of investments	—	228.9	225.1	—	454.0
Maturities and mandatory calls of fixed maturity investments	—	135.5	46.6	—	182.1
Purchases of investments	—	(446.5)	(197.9)	—	(644.4)
Change in short-term investments and foreign regulatory deposits	0.5	65.5	54.3	—	120.3
Settlements of foreign currency exchange forward contracts	—	—	(2.8)	—	(2.8)
Acquisition of Maybrooke, net of cash and cash equivalents acquired	(235.3)		152.2		(83.1)
Issuance of intercompany note, net	—	—	(120.0)	120.0	—
Purchases of fixed assets and other, net	(0.1)	18.7	(19.9)	—	(1.3)
Cash (used in) provided by investing activities	(234.9)	2.1	137.6	$120.0	24.8
Cash flows from financing activities:
Additional long-term borrowings	125.0	—	—	—	125.0
Borrowing under intercompany note, net	120.0	—	—	(120.0)	—
Activity under stock incentive plans	0.2	—	—	—	0.2
Payment of cash dividend to common shareholders	(8.3)	—	—	—	(8.3)
Cash provided by (used in) financing activities	236.9	—	—	(120.0)	116.9
Effect of exchange rate changes on cash	—	—	(0.1)	—	(0.1)
Change in cash	—	(12.6)	117.3	—	104.7
Cash, beginning of year	—	53.7	32.3	—	86.0
Cash, end of period	$—	$41.1	$149.6	$—	$190.7

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)	Includes all Argo Group parent company eliminations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2018 compared with the three months ended March 31, 2017, and also a discussion of our financial condition as of March 31, 2018. This discussion and analysis should be read in conjunction with the attached unaudited interim Condensed Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2018, including the audited Consolidated Financial Statements and notes thereto.

Forward Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures about Market Risk and the accompanying Consolidated Financial Statements (including the notes thereto) may contain “forward looking statements,” which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially as a result of significant risks and uncertainties, including non-receipt of expected payments, capital markets and their effect on investment income and fair value of the investment portfolio, development of claims and the effect on loss reserves, accuracy in estimating loss reserves, changes in the demand for our products, effect of general economic conditions, adverse government legislation and regulations, government investigations into industry practices, developments relating to existing agreements, heightened competition, changes in pricing environments and changes in asset valuations. For a more detailed discussion of risks and uncertainties, see our public filings made with the SEC. We undertake no obligation to publicly update any forward-looking statements.

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

Consolidated Results of Operations

For the three months ended March 31, 2018 and 2017, we reported net income of $24.8 million ($0.71 per diluted share) and $36.7 million ($1.03 per diluted share), respectively.

The following is a comparison of selected data from our operations:

	For the Three Months Ended March 31,
(in millions)	2018	2017
Gross written premiums	$710.5	$598.6
Earned premiums	$414.7	$379.4
Net investment income	36.0	30.5
Fee and other income	2.0	3.6
Net realized investment (losses) gains:
Net realized investment gains	15.2	14.6
Change in fair value of equity securities	(30.9)	—
Net realized investment (losses) gains	(15.7)	14.6
Total revenue	$437.0	$428.1
Income before income taxes	$25.0	$42.7
Income tax provision	0.2	6.0
Net income	$24.8	$36.7
Loss ratio	57.2%	58.6%
Expense ratio	38.6%	40.5%
Combined ratio	95.8%	99.1%

In presenting our results in the following discussion and analysis of our results of operations, we have included certain non-generally accepted accounting principles ("non-GAAP") financial measures within the meaning of Regulation G as promulgated by the SEC. We believe that these non-GAAP measures, which may be defined differently by other companies, better explain our results of operations in a manner that allows for a more complete understanding of the underlying trends in our business. However, these measures should not be viewed as a substitute for those determined in accordance with United States generally accepted accounting principles ("GAAP"). A reconciliation of these financial measures to their most directly comparable GAAP measures is included in the table below.

	For the Three Months Ended March 31,
(in millions)	2018		2017
	Amount	Ratio	Amount	Ratio
Earned premiums	$414.7		$379.4

Losses and loss adjustment expenses, as reported	$237.2	57.2%	$222.5	58.6%
Less:
(Favorable) unfavorable prior accident year loss development	(2.0)	-0.5%	6.8	1.8%
Catastrophe losses	4.3	1.0%	1.8	0.4%
Current accident year non-catastrophe losses	$234.9	56.7%	$213.9	56.4%

Underwriting, acquisition and insurance expenses, as reported	$160.2	38.6%	$153.6	40.5%
Less:
Non-recurring expenses	—	0.0%	6.5	1.7%
Underwriting, acquisition and insurance expenses, as adjusted	$160.2	38.6%	$147.1	38.8%

Combined ratio, as adjusted		95.3%		95.2%

Impact of recently adopted accounting standard

Effective January 1, 2018, the Company adopted ASU No. 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Liabilities, using a cumulative effect adjustment. This adjustment transferred the unrealized gains and losses as of December 31, 2017, net of tax, on equity securities from accumulated other comprehensive income to retained earnings, resulting in no overall impact to shareholders equity.

In accordance with this accounting standard, in the first quarter of 2018, we recognized the change in the fair value of our equity securities since January 1, 2018 as a pre-tax loss of $30.9 million. This amount is included as a component of net realized investment (losses) gains in our Consolidated Statements of Income. Amounts for the first quarter of 2017 are not presented as a component of net income, as ASU 2016-01 was required to be adopted on a prospective basis.

Gross Written and Earned Premiums

Consolidated gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended March 31,
	2018		2017
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$199.9	$92.7	$148.7	$89.6
Liability	290.3	192.0	250.0	164.4
Professional	93.7	54.4	69.3	50.1
Specialty	126.6	75.6	130.6	75.3
Total	$710.5	$414.7	$598.6	$379.4

The increase in consolidated gross written premiums for the three months ended March 31, 2018 as compared to the same period ended 2017 was attributable to growth in both our U.S. and International Operations across all product lines as we continue to focus on introducing new products and increasing renewal retention. In addition, the 2018 quarter includes a full quarter of Ariel Re production. Ariel Re was acquired in February 2017 and as such, the 2017 quarter only includes gross written premiums since that date.

During 2018, all product lines have experienced increased competition and pressure on rates due to market conditions. However, both U.S. Operations and International Operations saw overall rate increases during the first quarter of 2018. Consolidated earned premiums increased for the three months ended March 31, 2018 as compared to the same periods in 2017 due to increased gross and net written premiums in the trailing twelve-month period.

Net Investment Income

The increase in consolidated net investment income for the three months ended March 31, 2018 as compared to the same period ended 2017 was primarily attributable to a $5.3 million increase in income from fixed maturities and short‐term investments due to a combination of an increased asset base and higher yields during the first quarter of 2018.

Net Realized Investment Gains/Losses

Consolidated net realized investment losses for the three months ended March 31, 2018 included a $30.9 million decrease in the fair value of equity securities. The remaining $15.2 million net realized investment gain consisted of $12.3 million in realized gains primarily from the sale of equity and fixed maturity securities and $3.9 million of foreign currency exchange gains, including $2.6 million on our foreign currency forward currency forward contracts. Additionally, for the three months ended March 31, 2018, we recognized $1.0 million in other-than-temporary impairment losses on fixed maturity securities.

Consolidated net realized investment gains for the three months ended March 31, 2017 consisted of $19.8 million in realized gains from the sale of equity and fixed maturity securities. Partially offsetting these realized gains was $4.8 million of realized foreign currency exchange losses, primarily from our fixed maturity portfolio. Additionally, for the three months ended March 31, 2017, we recognized a $0.4 million other-than-temporary impairment loss within our equity securities portfolio.

Loss and Loss Adjustment Expenses

The decrease in the loss ratio for the three months ended March 31, 2018 as compared to the same period in 2017 was primarily attributable to the favorable development on prior year loss reserves, partially offset by an increase in catastrophe losses, and a modest increase in the current accident year non-catastrophe losses.

During the first quarter of 2018, we recorded favorable prior year development on loss reserves of $2.0 million compared to an unfavorable development prior year development charge of $6.8 million in the first quarter of 2017, resulting in year-over-year improvement of $8.8 million. The prior year development charge of $6.8 million in 2017 includes the effects of increases in losses relating to Hurricane Matthew and the change in the Ogden rate, both of which impacted our International Operations segment.

Catastrophe losses were $4.3 million in the first quarter of 2018 compared to $1.8 million in the first quarter of 2017. The $4.3 million in 2018 catastrophe losses relate to winter storms in the Northeast and impacted our U.S. Operations. Our International Operations did not incur any catastrophe losses in 2018.

Our current accident year non-catastrophe loss ratio increased modestly from 56.4% in the first quarter of 2017 to 56.7% in the first quarter of 2018. This increase is due to a number of discrete non-catastrophe storm related losses within our U.S. Operations, partially offset by a decrease in the loss ratio within our International Operations. The decrease in the loss ratio in International Operations is due to an improved loss ratio within Ariel Re, partially offset by an increase in Syndicate 1200.

The following table summarizes the above referenced prior year loss reserve development for the three months ended March 31, 2018 with respect to net loss reserves by line of business as of December 31, 2017.

(in millions)	2017 Net Reserves	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2017 Net Reserves
General liability	$1,142.1	$(2.0)	-0.2%
Workers compensation	308.7	—	—
Commercial multi-peril	147.5	3.6	2.4%
Commercial auto liability	99.9	1.4	1.4%
Reinsurance - nonproportional assumed property	80.7	(2.3)	-2.9%
Special property	80.9	1.4	1.7%
Fidelity/Surety	44.1	(1.7)	-3.9%
Syndicate 1200 property	104.2	(3.0)	-2.9%
All other lines	479.9	0.6	0.1%
Total	$2,488.0	$(2.0)	-0.1%

Consolidated gross reserves for losses and loss adjustment expenses were $4,283.6 million (including $217.2 million of reserves attributable to our Lloyd’s Syndicate 1200’s trade capital providers) and $3,580.3 million (including $188.7 million of reserves attributable to our Lloyd’s Syndicate 1200’s trade capital providers) as of March 31, 2018 and 2017, respectively. Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future favorable or unfavorable loss development, which may be material, will not occur.

Underwriting, Acquisition and Insurance Expenses

Consolidated underwriting, insurance and acquisition expenses were $160.2 million for the three months ended March 31, 2018 compared to $153.6 million for the same period ended 2017. The expense ratio for the three months ended March 31, 2018 was 38.6% compared to 40.5% for the same period ended 2017. The 2017 period includes one-time charges of $4.0 million associated with the outsourcing of certain IT functions and $2.5 million of costs related to the acquisition of Ariel Re. Excluding these non-recurring expenses, the 2017 expense ratio was 38.8%.

The expense ratio, excluding the 2017 one-time items, improved from 38.8% in 2017 to 38.6% in 2018. This improvement is due in large part to a 9.3% increase in net earned premiums, partially offset by an increase in acquisition costs due in large part to business mix changes within the U.S. Operations and International Operations.

Interest Expense

Consolidated interest expense was $7.7 million for the three months ended March 31, 2018, compared to $5.9 million for the same period ended 2017. The increase was primarily attributable to increases in short-term LIBOR rates in the first quarter of 2018, as compared to the same period in 2017. Additionally, during the three months ended March 31, 2018, we incurred a full three months of interest expense on the debt acquired as part of the February 6, 2017 Maybrooke acquisition and the $125.0 million term loan entered into during the first quarter of 2017 to help fund that transaction. Comparatively, these same debt instruments accrued interest at a lower rate and for less than the full quarter during the three months ended March 31, 2017.

Foreign Currency Exchange Gains/Losses

Consolidated foreign currency exchange losses were $4.9 million for the three months ended March 31, 2018, as compared to a $0.7 million foreign currency exchange gain for the three months ended March 31, 2017. The changes in the foreign currency exchange gains/losses were due to fluctuations of the U.S. Dollar, on a weighted average basis, against the currencies in which we transact our business. For the three months ended March 31, 2018, the foreign currency exchange loss was primarily driven by the U.S. Dollar weakening against the British Pound, the Euro and the Australian Dollar. For the three months ended March 31, 2017, the U.S. Dollar was essentially flat against our major transactional currencies.

Income Tax Provision

The consolidated income tax provision represents the income tax expense or benefit associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the provision for income taxes represents taxes on the net income for our Belgium, Brazil, Ireland, Italy, Malta, Switzerland, United Kingdom and United States operations. The consolidated provision for income taxes was $0.2 million for the three months ended March 31, 2018 compared to $6.0 million for the same period ended 2017. The effective tax rate declined to 0.7% for the three months ended March 31, 2018 from 14.1% for the same period ended 2017. The decline in the effective tax rate was due to a combination of the jurisdictional mix of taxable income in the first quarter of 2018 being favorably concentrated in low or non-taxing jurisdictions, as well as the impact of adopting ASU 2016-01, which lowered first quarter 2018 pre-tax income by $30.9 million.

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

U.S. Operations

The following table summarizes the results of operations for the U.S. Operations segment:

	For the Three Months Ended March 31,
(in millions)	2018	2017
Gross written premiums	$372.8	$335.0
Earned premiums	$262.3	$221.2
Losses and loss adjustment expenses	156.2	123.0
Underwriting, acquisition and insurance expenses	90.1	77.4
Underwriting income	16.0	20.8
Net investment income	22.6	19.9
Interest expense	(3.9)	(2.7)
Fee and other income	—	2.0
Fee and other expense	(0.7)	(2.8)
Income before income taxes	$34.0	$37.2
Loss ratio	59.5%	55.6%
Expense ratio	34.4%	35.0%
Combined ratio	93.9%	90.6%

The following table contains a reconciliation of certain non-GAAP financial measures to their most directly comparable GAAP measures for our U.S. Operations.

	For the Three Months Ended March 31,
(in millions)	2018		2017
	Amount	Ratio	Amount	Ratio
Earned premiums	$262.3		$221.2

Losses and loss adjustment expenses, as reported	$156.2	59.5%	$123.0	55.6%
Less:
(Favorable) unfavorable prior accident year loss development	(1.0)	-0.4%	(5.2)	-2.4%
Catastrophe losses	4.3	1.6%	0.8	0.4%
Current accident year non-catastrophe losses	$152.9	58.3%	$127.4	57.6%
Expense ratio		34.4%		35.0%
Combined ratio, as adjusted		92.7%		92.6%

Gross Written and Earned Premiums

Gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended March 31,
	2018		2017
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$45.6	$34.7	$55.9	$29.0
Liability	243.1	171.9	218.0	145.8
Professional	47.3	29.1	33.1	26.2
Specialty	36.8	26.6	28.0	20.2
Total	$372.8	$262.3	$335.0	$221.2

Property

The decline in gross written premiums for property for the three months ended March 31, 2018 as compared to the same period ended 2017 was primarily attributable to termination of a property program and planned reductions in other classes of business that did not meet certain financial and operational objectives. Net earned premiums increased for the three months ended March 31, 2018 as compared to the same period in 2017 due to increased gross and net written premiums in the trailing twelve-month period.

Liability

The increase in gross written and earned premiums for liability for the three months ended March 31, 2018 as compared to the same period ended 2017 was primarily attributable to capitalizing on targeted growth initiatives in the specialty and general casualty lines, growth in writings due to the upturn in the coal market and the introduction of new products in our programs division.

Professional

The increase in gross written and earned premiums within professional for the three months ended March 31, 2018 as compared to the same period ended 2017 was primarily attributable to new product filings within professional liability, new business within our management liability and errors and omissions lines, and to a lesser degree the introduction of two new programs.

Specialty

The increase in gross written and earned premiums for specialty for the three months ended March 31, 2018 as compared to the same period ended 2017 was driven by growth from new business in our surety lines and new products within our programs division.

Loss and Loss Adjustment Expenses

The increase in the loss ratio for the three months ended March 31, 2018 as compared to the same period in 2017 was driven by an increase in catastrophe losses, lower net favorable loss reserve development on prior accident years, and a modest increase in the current accident year non-catastrophe loss ratio.

Catastrophe losses for the first quarter of 2018 totaled $4.3 million, primarily Northeast winter storms as compared to $0.8 million for the first quarter of 2017. Included in losses and loss adjustment expenses for the three months ended March 31, 2018 was $1.0 million of net favorable loss reserve development on prior accident years primarily attributable to net favorable development for certain Liability and Specialty lines. Net favorable loss reserve development on prior accident years for the three months ended March 31, 2017 was $5.2 million.

The current accident year non-catastrophe loss ratio increased from 57.6% in 2017 to 58.3% in 2018 due to a number of discrete non-catastrophe, weather-related property losses.

Underwriting, Acquisition and Insurance Expenses

The expense ratio for the first quarter of 2018 was 34.4%, compared to 35.0% for the first quarter of 2017. The improvement in the expense ratio reflects the 18.6% increase in net earned premiums, partially offset by continued strategic investments in people and technology in support of the premium growth, and a modest increase in acquisition costs due in large part to business mix changes.

Fee and Other Income/Expense

Fee and other income, and the associated fee and other expense, for the three months ended March 31, 2018 decreased as compared to the same period in 2017. During the third quarter of 2017, we closed a transaction related to transferring to a third party the distribution rights and operations of certain business managed on behalf of unaffiliated insurance companies. As such, fee income and expense related to this business is included in our results for the first quarter of 2017, but not the first quarter of 2018.

International Operations

The following table summarizes the results of operations for the International Operations segment:

	For the Three Months Ended March 31,
(in millions)	2018	2017
Gross written premiums	$337.7	$263.6
Earned premiums	$152.4	$158.2
Losses and loss adjustment expenses	79.2	97.1
Underwriting, acquisition and insurance expenses	57.4	57.5
Underwriting income	15.8	3.6
Net investment income	8.8	6.6
Interest expense	(2.3)	(2.0)
Fee and other income	1.2	0.8
Fee and other expense	(0.6)	(0.7)
Income before income taxes	$22.9	$8.3
Loss ratio	52.0%	61.3%
Expense ratio	37.6%	36.4%
Combined ratio	89.6%	97.7%

The following table contains a reconciliation of certain non-GAAP financial measures to their most directly comparable GAAP measures for our U.S. Operations.

	For the Three Months Ended March 31,
(in millions)	2018		2017
	Amount	Ratio	Amount	Ratio
Earned premiums	$152.4		$158.2

Losses and loss adjustment expenses, as reported	$79.2	52.0%	$97.1	61.3%
Less:
(Favorable) unfavorable prior accident year loss development	(2.8)	-1.8%	9.6	6.0%
Catastrophe losses	—	0.0%	1.0	0.6%
Current accident year non-catastrophe losses	$82.0	53.8%	$86.5	54.7%
Expense ratio		37.6%		36.4%
Combined ratio, as adjusted		91.4%		91.1%

Gross Written and Earned Premiums

Gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended March 31,
	2018		2017
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$154.3	$58.0	$92.8	$60.6
Liability	47.2	20.1	32.0	18.6
Professional	46.4	25.3	36.2	23.9
Specialty	89.8	49.0	102.6	55.1
Total	$337.7	$152.4	$263.6	$158.2

Property

Gross written premiums for property increased for the three months ended March 31, 2018 as compared to the same period in 2017 due to premiums written by Ariel Re, Syndicate 1200 and growth in our European operations. However, within Syndicate 1200, our property direct and facultative (“D&F”) premiums decreased due to planned reductions in certain classes of business, which we began during 2017. Net earned premiums decreased for the three months ended March 31, 2018 as compared to the same period in 2017, as the impact of the gross written premiums growth was offset by the aforementioned reductions in our Syndicate 1200 property D&F business.

Liability

The increase in gross written and earned premiums for liability for the three months ended March 31, 2018 as compared to the same period in 2017 was primarily attributable to growth, more specifically new business writings in Syndicate 1200 in certain motor business, increased writings in SME package business resulting from prior years of account binder premium increases.

Professional

The increase in gross written and earned premiums for professional lines for the three months ended March 31, 2018 as compared to the same period in 2017 was primarily attributable to growth in Syndicate 1200 due to increased writings in cyber and medical malpractice. In addition, Bermuda, Brazil and Europe increased their writings in errors and omissions and directors and officers lines.

Specialty

The decrease in Specialty lines was due to the planned non-renewal of a number of unprofitable accounts within certain classes of Syndicate 1200’s marine and energy business. This decrease was partially offset by increased writings in Ariel Re, Bermuda and Europe.

Loss and Loss Adjustment Expenses

The loss ratio for the first quarter of 2018 improved to 52.0% from 61.3% in the first quarter of 2017. The improvement in the loss ratio reflects favorable development on prior year loss reserves and lower catastrophe losses. As a result, the current accident year non-catastrophe loss ratio for the first quarter of 2018 was 53.8%, compared to 54.7% for the first quarter of 2017. This improvement is due in large part to lower loss ratios within Ariel Re.

For the first quarter of 2018, net favorable prior year reserve development was $2.8 million, compared to adverse development of $9.6 million in the first quarter of 2017 related to the Ogden rate change in the U.K. and losses from Hurricane Matthew.

There were no catastrophe losses in International Operations in the first quarter of 2018 compared to $1.0 million in the first quarter of 2017.

Underwriting, Acquisition and Insurance Expenses

The expense ratio for the first quarter of 2018 was 37.6%, compared to 36.4% for the first quarter of 2017. The increase relates in part to higher acquisition costs associated with our Syndicate operations and certain strategic investments in support of the 28.1% growth in gross written premiums. In addition, the expense ratio was increased due to a lower earned premium base as a result of changes in the structure of the 2018 reinsurance program.

Fee and Other Income/Expense

Fee income and other income represent fees and profit commission derived from the management of third party capital for our underwriting syndicates at Lloyd’s. The increase in fee and other income for the three months ended March 31, 2018 as compared to the same period in 2017 was primarily due to fee income earned during the first quarter of 2018 from trade capital providers’ for managing their participation in Syndicate 1910. In 2017, Syndicate 1910 did not have trade capital participants. Fee and other expenses were comparable for the periods presented.

Run-off Lines

The following table summarizes the results of operations for the Run-off Lines segment:

	For the Three Months Ended March 31,
(in millions)	2018	2017
Earned premiums	$—	$—
Losses and loss adjustment expenses	1.8	2.4
Underwriting, acquisition and insurance expenses	0.7	1.9
Underwriting loss	(2.5)	(4.3)
Net investment income	2.2	2.1
Interest expense	(0.4)	(0.3)
Loss before income taxes	$(0.7)	$(2.5)

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses for the three months ended March 31, 2018 was the result of net unfavorable loss reserve development on prior accident years of $1.3 million in other run-off lines and $0.5 million in Risk Management. Losses and loss adjustment expenses for the three months ended March 31, 2017 was the result of net unfavorable loss reserve development on prior accident years of $1.4 million in our risk management lines and $1.0 million in our other run-off lines.

The following table represents a reconciliation of total gross and net reserves for the Run-off Lines. Amounts in the net column are reduced by reinsurance recoverable.

	For the Three Months Ended March 31,
	2018		2017
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$55.9	$47.2	$48.4	$40.6
Incurred losses	0.2	0.2	0.3	0.3
Losses paid	(1.3)	(1.3)	(3.6)	(3.3)
Loss reserves - asbestos and environmental, end of period	54.8	46.1	45.1	37.6
Risk management reserves	216.6	134.8	236.5	148.2
Run-off reinsurance reserves	1.8	1.8	1.9	1.9
Other run-off lines	1.6	1.6	3.7	3.7
Total loss reserves - Run-off Lines	$274.8	$184.3	$287.2	$191.4

Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the Run-off Lines segment consists primarily of administrative expenses. The decrease in underwriting expense for three months ended March 31, 2018 as compared to the same period ended 2017 was primarily attributable to decreased overhead expenses.

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

Cash provided by operating activities can fluctuate due to a timing difference in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the three months ended March 31, 2018, net cash provided by operating activities was $153.6 million, as compared to net cash used in operating activities of $36.9 million for the three months ended March 31, 2017. The increase in cash flows from operating activities in 2018 from 2017 is attributable to various fluctuations within our operating activities, primarily driven by the timing of reinsurance premium payments, reinsurance recoveries and premium cash receipts in the respective periods.

Net cash used in investing activities was $128.5 million for the three months ended March 31, 2018, as compared to net cash provided in investing activities of $24.8 million for the three months ended March 31, 2017. The increase in cash used in investing was mainly the result of the increase in cash used to purchase short-term investments and equity securities, partially offset by the proceeds from sales of equity securities. Included in the cash used in investing activities for the three months ended March 31, 2017 was $235.3 million cash outflow related to the purchase of Maybrooke, net of $130.1 million of cash acquired. As of March 31, 2018, $542.2 million of the investment portfolio was invested in short-term investments.

For three months ended March 31, 2018, net cash used in financing activities was $27.7 million, as compared to net cash provided by financing activities of $116.9 million for the three months ended March 31, 2017. During the three months ended March 31, 2017, we borrowed $125.0 million as a term loan under our credit facility to help fund the acquisition of Maybrooke. During the three months ended March 31, 2018 we repurchased 314,586 of our common shares for a total cost of $18.6 million. We did not repurchase any common shares during the three months ended March 31, 2017. We paid cash dividends to our shareholders totaling $9.3 million and $8.3 million during the three months ended March 31, 2018 and 2017, respectively.

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

On March 3, 2017, each of Argo Group, Argo Group US, Inc., Argo International Holdings Limited, and Argo Underwriting Agency Limited (the “Borrowers”) entered into a $325 million credit agreement (“Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement replaced and terminated the original $175 million credit agreement. The Credit Agreement provides for a $200.0 million revolving credit facility with a maturity date of March 3, 2022 unless extended in accordance with the terms of the Credit Agreement. In addition, the Credit Agreement includes a $125 million term loan borrowing, which Argo Group used to pay off in its entirety the $125.0 million borrowing drawn on January 31, 2017 under the prior credit agreement to help fund the acquisition of Maybrooke. At March 31, 2018, the $125.0 million drawn on this term loan remained outstanding, with a maturity date of March 3, 2019. The term loan bears interest based on a variable rate, which resets and is payable based on reset options we select pursuant to the terms of the Credit Agreement. As of March 31, 2018, the interest rate on this debt was equal to the two-month LIBOR (1.58% at March 31, 2018) plus 150 basis points, or 3.08%.

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

Included in the Credit Agreement is a provision that allows up to $200.0 million of the revolving credit facility to be used for letters of credit (“LOCs”), subject to availability. As of March 31, 2018, there were no borrowings outstanding and $0.5 million in LOCs against the revolving credit facility.

On May 8, 2018, our Board of Directors declared a quarterly cash dividend in the amount of $0.27 on each share of common stock outstanding. The dividend will be paid on June 15, 2018 to shareholders of record at the close of business on June 1, 2018.

On May 3, 2016, our Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous repurchase authorizations. Shares purchased are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of March 31, 2018, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $66.4 million.

Refer to Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2017 that Argo Group filed with the SEC on February 27, 2018 for further discussion on Argo Group’s liquidity.

Recent Accounting Standards and Critical Accounting Estimates

New Accounting Standards

The discussion of the adoption and pending adoption of recently issued accounting policies is included in Note 2, “Recently Issued Accounting Standards,” in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 - “Consolidated Financial Statements (unaudited).”

Critical Accounting Estimates

Refer to “Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 that we filed with the SEC on February 27, 2018 for information on accounting policies that we consider critical in preparing our consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe that we are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk.

Interest Rate Risk

Our primary market risk exposure is the exposure of our fixed maturity investment portfolio to interest rate risk and the changes in interest rates. Fluctuations in interest rates have a direct impact on the fair valuation of these securities. As interest rates rise, the fair value of our fixed maturity portfolio falls, and the converse is also true. We manage interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates. The model duration of the assets comprising our fixed maturity investment portfolio was 2.52 years and 2.57 years at March 31, 2018 and December 31, 2017, respectively.

Credit Risk

We have exposure to credit risk on losses recoverable from reinsurers and receivables from insureds. Our controls to mitigate this risk include limiting our exposure to any one counterparty, evaluating the financial strength of our reinsurers, generally requiring minimum credit ratings and in certain cases receiving collateral from our reinsurers and insureds.

We also have exposure to credit risk in our investment holdings. Our risk management strategy and investment policy attempts to mitigate this risk by primarily investing in debt instruments of high credit quality issuers, limiting credit concentration, monitoring the credit quality of issuers and counterparties and diversifying issuers. The weighted average rating of our fixed maturity investments was A+ with 87.7% and 87.1% rated investment grade or better (BBB- or higher) at March 31, 2018 and December 31, 2017, respectively.

Our portfolio also includes alternative investments with a carrying value at March 31, 2018 and December 31, 2017 of $523.3 million and $543.6 million (10.8% and 11.5% of total invested assets) respectively. We may invest in both long and short equities, corporate debt securities, currencies, real estate, commodities and derivatives. We attempt to mitigate our risk by selecting managers with extensive experience, proven track records and robust controls and processes. We also mitigate our risk by diversifying through multiple managers and different types of assets and asset classes.

Equity Price Risk

We hold a diversified portfolio of equity securities with a fair value of $476.5 million and $487.4 million (9.9% and 10.3% of total invested assets) at March 31, 2018 and December 31, 2017, respectively. Our equity securities are exposed to equity price risk which is defined as the potential for loss in fair value due to a decline in equity prices. We believe the diversification of our equity securities among various industries, market segments and issuers mitigates our exposure to equity price risk.

Foreign Currency Risk

We have exposure to foreign currency risk in our insurance contracts, invested assets and to a lesser extent, a portion of our debt. We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance contracts that are payable in currencies other than the U.S. Dollar with cash and investments that are denominated in such currencies. We also use foreign exchange forward contracts to mitigate this risk. We recognized $1.8 million and $4.1 million in losses from movements in foreign currency rates for the three months ended March 31, 2018 and 2017, respectively. We recognized $2.6 million and $0.1 million in gains on our foreign currency forward contacts for the three months ended March 31, 2018 and 2017 respectively.

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

There were no changes in the internal control over financial reporting made during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis.  From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Our subsidiaries are parties to legal actions incidental to their business.  Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

Item 1A.  Risk Factors

See “Risk Factors” in the Argo Group Annual Report on Form 10-K for the year ended December 31, 2017 for a detailed discussion of the additional risk factors affecting us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

On May 3, 2016, our Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous Repurchase Authorizations.

From January 1, 2018 through March 31, 2018, we have repurchased a total of 314,586 shares for a total cost of $18.6 million. Since the inception of the repurchase authorizations through March 31, 2018, we have repurchased 11,099,593 shares of our common stock at an average price of $39.82 for a total cost of $442.0 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of March 31, 2018, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $66.4 million.

The following table provides information with respect to shares of our common stock that were repurchased or surrendered during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publically Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
January 1 through January 31, 2018	52,837	$59.92	51,848	$81,936,437
February 1 through February 28, 2018	238,559	$59.22	233,038	$68,139,418
March 1 through March 31, 2018	60,097	$57.19	29,700	$66,410,557
Total	351,493		314,586

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under our various employee equity compensation plans. For the three months ended March 31, 2018, we received 36,907 shares of our common stock, with an average price paid per share of $56.84 that were surrendered by employees in payment for the minimum required withholding taxes. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Submission of Matters to a Vote of Security Holders

The Company held its 2018 Annual General Meeting on May 4, 2018. At the 2018 Annual General Meeting, the Company’s shareholders (1) elected the Company’s four Class II director nominees to the Company’s board of directors, (2) voted for the Company’s executive compensation on a non-binding, advisory basis, and (3) approved Ernst & Young LLP’s appointment as the Company’s independent auditors for the fiscal year ending December 31, 2018.

The results of each vote, including the number of abstentions and broker non-votes, are set forth below for each matter brought to a shareholder vote at the 2018 Annual General Meeting.

				Broker
Director	For	Against	Abstentions	Non-Votes
Hector De Leon	25,150,683	116,195	15,505	2,006,225
Mural R. Josephson	25,151,989	114,647	15,747	2,006,225
Dymphna A. Lehane	24,798,137	472,938	11,308	2,006,225
Gary V. Woods	25,072,317	194,675	15,391	2,006,225

				Broker
	For	Against	Abstentions	Non-Votes
Advisory Approval of Executive Compensation	24,668,785	590,774	22,824	2,006,225

				Broker
	For	Against	Abstentions	Non-Votes
Appointment of Independent Auditors	26,978,163	304,579	5,866	—

Transfer of listing to New York Stock Exchange

Beginning May 7, 2018, our common stock and our subsidiary Argo Group US, Inc.’s (“Argo US”) 6.500% Senior Notes due 2042 (the “Senior Notes”) are traded on the New York Stock Exchange (“NYSE”).

As such, we voluntarily delisted our common stock and the Argo US Senior Notes effective as of the close of trading on May 4, 2018 from The Nasdaq Global Select Market and The Nasdaq Stock Market LLC, respectively. On the following business day, May 7, 2018, our common stock and the Senior Notes commenced trading on the NYSE under the new ticker symbols “ARGO” and “ARGD”, respectively.

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

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

May 9, 2018	By	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

May 9, 2018	By	/s/ Jay S. Bullock
Jay S. Bullock
Executive Vice President and Chief Financial Officer