Form 10-Q
period 2018-06-30
Argo Group International Holdings, Ltd.
filed 2018-08-07
CIK 1091748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 or the quarterly period ended June 30, 2018
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number: 1-15259
ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0214719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
110 Pitts Bay Road Pembroke HM08 Bermuda	P.O. Box HM 1282 Hamilton HM FX Bermuda
(Address of principal executive offices)	(Mailing address)
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
Indicate the number of shares outstanding (net of treasury shares) of each of the issuer’s classes of common shares as of August 2, 2018.

Title	Outstanding
Common Shares, par value $1.00 per share	33,986,441

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares and per share amounts)

	June 30, 2018	December 31, 2017 *
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost: 2018 - $3,338.5; 2017 - $3,320.6)	$3,301.4	$3,343.4
Equity securities, at fair value (cost: 2018 - $368.8; 2017 - $338.2)	492.2	487.4
Other investments (cost: 2018 - $516.3; 2017 - $534.1)	525.9	543.6
Short-term investments, at fair value (cost: 2018 - $449.4; 2017 - $368.5)	449.4	368.5
Total investments	4,768.9	4,742.9
Cash	126.7	176.6
Accrued investment income	24.9	23.5
Premiums receivable	698.1	598.6
Reinsurance recoverables	2,131.6	2,093.3
Goodwill	161.4	161.4
Intangible assets, net of accumulated amortization	111.9	96.8
Current income taxes receivable, net	—	1.4
Deferred acquisition costs, net	161.1	160.4
Ceded unearned premiums	493.4	399.5
Other assets	427.7	309.6
Total assets	$9,105.7	$8,764.0
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$4,242.9	$4,201.0
Unearned premiums	1,283.6	1,207.7
Accrued underwriting expenses	116.1	115.3
Ceded reinsurance payable, net	816.0	734.0
Funds held	40.8	42.7
Senior unsecured fixed rate notes	139.7	139.6
Other indebtedness	184.6	184.5
Junior subordinated debentures	256.8	256.6
Current income taxes payable, net	13.5	—
Deferred tax liabilities, net	15.1	31.3
Other liabilities	199.5	31.6
Total liabilities	7,308.6	6,944.3
Commitments and contingencies (Note 14)
Shareholders' equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 45,144,646 and 40,385,309 shares issued at June 30, 2018 and December 31, 2017, respectively	45.1	40.4
Additional paid-in capital	1,365.3	1,129.1
Treasury shares (11,129,540 and 10,785,007 shares at June 30, 2018 and December 31, 2017, respectively)	(443.8)	(423.4)
Retained earnings	884.4	977.0
Accumulated other comprehensive (loss) income, net of taxes	(53.9)	96.6
Total shareholders' equity	1,797.1	1,819.7
Total liabilities and shareholders' equity	$9,105.7	$8,764.0
*    Derived from audited consolidated financial statements.
See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except number of shares and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Premiums and other revenue:
Earned premiums	$417.7	$399.1	832.4	778.5
Net investment income	33.2	43.6	69.2	74.1
Fee and other income	1.9	3.8	3.9	7.4
Net realized investment gains (losses):
Net realized investment gains	6.2	4.5	21.4	19.1
Change in fair value of equity securities	4.3	—	(26.6)	—
Net realized investment gains (losses)	10.5	4.5	(5.2)	19.1
Total revenue	463.3	451.0	900.3	879.1
Expenses:
Losses and loss adjustment expenses	245.5	230.6	482.7	453.1
Underwriting, acquisition and insurance expenses	156.8	154.7	317.0	308.3
Interest expense	7.8	7.0	15.5	12.9
Fee and other expense	1.6	3.3	3.6	7.4
Foreign currency exchange (gains) losses	(5.5)	4.6	(0.6)	3.9
Total expenses	406.2	400.2	818.2	785.6
Income before income taxes	57.1	50.8	82.1	93.5
Income tax provision	15.3	4.8	15.5	10.8
Net income	$41.8	$46.0	$66.6	$82.7
Net income per common share:
Basic	$1.23	$1.32	$1.96	$2.39
Diluted	$1.20	$1.29	$1.92	$2.32
Dividend declared per common share	$0.27	$0.23	$0.54	$0.47
Weighted average common shares:
Basic	33,938,509	34,731,866	33,903,809	34,643,594
Diluted	34,668,918	35,705,484	34,704,811	35,644,640

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net realized investment gains (losses) before other-than-temporary impairment losses	$11.4	$5.6	$(3.3)	$20.6
Other-than-temporary impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturities	(0.9)	—	(1.9)	—
Other-than-temporary impairment losses on equity securities	—	(1.1)	—	(1.5)
Impairment losses recognized in earnings	(0.9)	(1.1)	(1.9)	(1.5)
Net realized investment gains (losses)	$10.5	$4.5	$(5.2)	$19.1

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$41.8	$46.0	$66.6	$82.7
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2.9)	(1.2)	(4.0)	(0.6)
Unrealized (losses) gains on securities:
(Losses) gains arising during the year	(36.7)	27.5	(61.4)	61.6
Reclassification adjustment for losses (gains) included in net income	15.1	(2.7)	2.6	(18.9)
Other comprehensive (loss) income before tax	(24.5)	23.6	(62.8)	42.1
Income tax provision related to other comprehensive (loss) income:
Unrealized (losses) gains on securities:
(Losses) gains arising during the year	(5.3)	6.1	(9.3)	15.9
Reclassification adjustment for losses (gains) included in net income	2.5	(1.0)	0.2	(6.2)
Income tax (benefit) provision related to other comprehensive income	(2.8)	5.1	(9.1)	9.7
Other comprehensive (loss) income, net of tax	(21.7)	18.5	(53.7)	32.4
Comprehensive income	$20.1	$64.5	$12.9	$115.1

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except number of shares and per share amounts)
(Unaudited)

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity
Balance, December 31, 2016	$40.0	$1,123.3	$(378.2)	$959.9	$47.7	$1,792.7
Net income	—	—	—	82.7	—	82.7
Other comprehensive income, net of tax	—	—	—	—	32.4	32.4
Repurchase of common shares (46,500 at a weighted average price of $59.54)	—	—	(2.8)	—	—	(2.8)
Activity under stock incentive plans	0.4	8.1	—	—	—	8.5
Retirement of common shares (tax payments on equity compensation)	(0.1)	(6.3)	—	—	—	(6.4)
Employee stock purchase plan	—	0.8	—	—	—	0.8
Cash dividend declared - common shares ($0.47/share)	—	—	—	(16.6)	—	(16.6)
Balance, June 30, 2017	$40.3	$1,125.9	$(381.0)	$1,026.0	$80.1	$1,891.3

Balance, December 31, 2017	$40.4	$1,129.1	$(423.4)	$977.0	$96.6	$1,819.7
Net income	—	—	—	66.6	—	66.6
Other comprehensive loss, net of tax	—		—	—	(53.7)	(53.7)
Repurchase of common shares (344,533 at a weighted average price of $59.20)			(20.4)	—	—	(20.4)
Activity under stock incentive plans	0.4	9.3	—	—	—	9.7
Retirement of common shares (tax payments on equity compensation)	(0.1)	(6.5)	—	—	—	(6.6)
Employee stock purchase plan	—	0.5	—	—	—	0.5
15% Stock Dividend	4.4	232.9	—	(237.3)	—	—
Cash dividend declared - common shares ($0.54/share)	—	—	—	(18.7)	—	(18.7)
Cumulative effect of adoption of ASU 2016-01, net of taxes	—	—	—	117.5	(117.5)	—
Cumulative effect of adoption of ASU 2018-02, net of taxes	—	—	—	(20.7)	20.7	—
Balance, June 30, 2018	$45.1	$1,365.3	$(443.8)	$884.4	$(53.9)	$1,797.1

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$66.6	$82.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	13.8	15.9
Share-based payments expense	11.0	7.6
Deferred income tax benefit, net	(6.9)	(4.7)
Net realized investment losses (gains)	5.2	(19.1)
Undistributed earnings from alternative investment portfolio	(13.9)	(32.9)
Loss on disposals of fixed assets, net	—	1.7
Change in:
Accrued investment income	(1.2)	(2.1)
Receivables	(53.3)	(103.9)
Deferred acquisition costs	(1.5)	(13.8)
Ceded unearned premiums	(87.4)	(41.0)
Reserves for losses and loss adjustment expenses	(71.1)	85.4
Unearned premiums	67.0	53.3
Ceded reinsurance payable and funds held	80.2	57.0
Income taxes	14.9	5.9
Accrued underwriting expenses	(29.4)	(21.7)
Other, net	131.9	(33.0)
Cash provided by operating activities	125.9	37.3
Cash flows from investing activities:
Sales of fixed maturity investments	882.0	785.8
Maturities and mandatory calls of fixed maturity investments	288.7	335.1
Sales of equity securities	104.9	107.5
Sales of other investments	38.1	65.1
Purchases of fixed maturity investments	(1,237.5)	(1,381.7)
Purchases of equity securities	(113.3)	(67.5)
Purchases of other investments	(23.3)	(16.8)
Change in foreign regulatory deposits and voluntary pools	13.1	(9.5)
Change in short-term investments	(80.7)	309.9
Settlements of foreign currency exchange forward contracts	2.3	0.5
Acquisition of Maybrooke, net of cash acquired	—	(105.2)
Cash acquired with acquisition of Ariscom	15.6	—
Purchases of fixed assets	(11.0)	(10.0)
Other, net	(16.7)	(27.7)
Cash used in investing activities	(137.8)	(14.5)
Cash flows from financing activities:
Additional long-term borrowings	—	125.0
Activity under stock incentive plans	0.2	0.5
Repurchase of Company's common shares	(19.4)	(2.8)
Payment of cash dividends to common shareholders	(18.7)	(16.6)
Cash (used in) provided by financing activities	(37.9)	106.1
Effect of exchange rate changes on cash	(0.1)	(0.4)
Change in cash	(49.9)	128.5
Cash, beginning of year	176.6	86.0
Cash, end of period	$126.7	$214.5

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
Effective March 5, 2018, we acquired 100% of the capital stock of Ariscom Compagnia di Assicurazioni S.p.A. (“Ariscom”) upon its release from extraordinary administration by the Italian insurance supervisory authority (“IVASS”). The acquisition is being accounted for in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations.” See Note 3, “Acquisition of Ariscom,” for additional discussion regarding the acquisition. The Consolidated Financial Statements as of and for the three and six months ended June 30, 2018 and the Notes to the Consolidated Financial Statements reflect the consolidated results of Argo Group and Ariscom commencing on the date of acquisition.
The interim financial information as of, and for the three and six months ended June 30, 2018 and 2017 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation.

15% Stock Dividend

On February 20, 2018, our Board of Directors declared at 15% stock dividend, payable on March 21, 2018, to shareholders of record at the close of business on March 7, 2018. As a result of the stock dividend, 4,397,520 additional shares were issued. Cash was paid in lieu of fractional shares of our common shares. Excluding repurchased shares, all references to common shares associated with the recalculation of per share amounts in this document and related disclosures have been adjusted to reflect the stock dividend for all periods presented.

2.    Recently Issued Accounting Pronouncements
On February 14, 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2018-2, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” that allows a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings of the stranded tax effects in AOCI resulting from the Tax Cuts and Jobs Act (“TCJA”). Current guidance required the effect of a change in tax laws or rates on deferred tax balances to be reported in income from continuing operations in the accounting period that includes the period of enactment, even if the related income tax effects were originally charged or credited directly to AOCI. The amount of the reclassification would include the effect of the change in the US federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of TCJA related to items in AOCI. The updated guidance is effective for reporting periods beginning after December 15, 2018 and is to be applied retrospectively to each period in which the effect of the TCJA related to items remaining in AOCI are recognized or at the beginning of the period of adoption. Early adoption is permitted, including adoption in any interim period for public business entities for reporting periods for which financial statements have not yet been issued. We have adopted the guidance effective January 1, 2018. The adoption of this ASU does not affect the Company’s results of operations, financial position, or liquidity. As a result of adopting this ASU, we reclassified $20.7 million of previously recognized deferred taxes from accumulated other comprehensive income into retained earnings as of January 1, 2018.
In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (Topic 230).” ASU 2016-15 will reduce diversity in practice on how eight specific cash receipts and payments are classified on the statement of cash flows. The ASU was effective for fiscal years beginning after December 15, 2017, including interim periods within the year of adoption. This ASU will have an impact on how we present the distributions received from equity method investees in our statement of cash flows. We have adopted this ASU effective January 1, 2018. This ASU did not have a material impact on the classification of specific cash receipts and payments within the cash flow statement.
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (Topic 326). ASU 2016-13 requires organizations to estimate credit losses on certain types of financial instruments, including receivables and available-for-sale debt securities, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within the year of adoption. The guidance requires a modified retrospective transition method and early adoption is permitted. We are currently in the process of evaluating the impact that the adoption of the ASU will have on our financial results and disclosures.
In February 2016, the FASB issued ASU 2016-2, “Leases” (Topic 842). ASU 2016-2 requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additionally, the ASU modifies current guidance for lessors' accounting. The ASU is effective for interim and annual reporting periods beginning on or after January 1, 2019, with early adoption permitted. We do not anticipate that this ASU will have a material impact on our results of operations, but we anticipate an increase to the value of our assets and liabilities related to leases, with no material impact to equity.
In January 2016, the FASB issued ASU 2016-1, “Recognition and Measurement of Financial Assets and Financial Liabilities” (Subtopic 825-10). ASU 2016-1 requires equity investments that are not consolidated or accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net income. This ASU also requires us to assess the ability to realize our deferred tax assets related to an available-for-sale debt security in combination with our other deferred tax assets. The ASU was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We have adopted this ASU effective January 1, 2018. Upon adoption of this ASU, cumulative net unrealized gain on equity securities of $117.5 million, net of deferred income taxes, were reclassified from accumulated other comprehensive income into retained earnings as of January 1, 2018. The change in the fair value of the noted investments is now included in “Net realized investment gains” in our consolidated statements of income. The standard increases the volatility of the results reported in our consolidated statements of income, resulting from the remeasurement of our equity investments.
In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers” (Topic 606), which replaces most existing U.S. GAAP revenue recognition guidance and permits the use of either the retrospective or cumulative effect transition method. In August 2015, “Deferral of the Effective Date” (Topic 606), deferred the effective date of this guidance to interim and annual reporting periods beginning after December 15, 2017. Subsequently, in 2016, the FASB issued implementation guidance related to ASU 2014-9, including:

•
ASU 2016-8, “Principal versus Agent considerations (Reporting Revenue Gross versus Net)” (Topic 606), which is intended to provide further clarification on the application of the principal versus agent implementations;

•	ASU 2016-10, “Identifying Performance Obligations and Licensing” (Topic 606), which is intended to clarify the guidance for identifying promised goods or service in a contract with a customer;

•	ASU 2016-11, “Rescission of SEC Guidance Because of Accounting Standards Updates 2014-9 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” (Topics 605 & 815);

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
The acquisition provides Argo Group with an in-market Italian insurance platform and access to Ariscom’s broker and client network throughout Italy, with longer-term opportunities to expand our presence in continental Europe, particularly Spain and Portugal.
The acquisition is being accounted for in accordance with ASC 805, “Business Combinations.” Purchase accounting, as defined by ASC 805, requires that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. We are in the process of finalizing our determination of fair values, including an independent appraisal of certain assets and liabilities, including intangible assets. We anticipate closing the fair value measurement period by the end of 2018. Ariscom’s financial position, results of operations, and cash flows were not material to our consolidated financial results as of and for the three and six months ended June 30, 2018.

4.    Investments
Included in “Total investments” in our Consolidated Balance Sheets at June 30, 2018 and December 31, 2017 is $113.2 million and $130.8 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party participants that provide underwriting capital to the operations of Syndicate 1200.
Fixed Maturities
The amortized cost, gross unrealized gains, gross unrealized losses and fair value in fixed maturity investments were as follows:

June 30, 2018
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Governments	$268.0	$0.2	$7.0	$261.2
Foreign Governments	248.3	1.7	5.9	244.1
Obligations of states and political subdivisions	266.6	5.9	1.8	270.7
Corporate bonds	1,655.2	10.7	30.5	1,635.4
Commercial mortgage-backed securities	145.8	—	2.8	143.0
Residential mortgage-backed securities	375.7	2.0	9.6	368.1
Asset-backed securities	159.4	0.4	1.3	158.5
Collateralized loan obligations	219.5	1.7	0.8	220.4
Total fixed maturities	$3,338.5	$22.6	$59.7	$3,301.4

December 31, 2017
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Governments	$419.9	$0.2	$5.0	$415.1
Foreign Governments	229.0	6.7	2.5	233.2
Obligations of states and political subdivisions	327.7	9.3	1.1	335.9
Corporate bonds	1,514.5	24.4	13.2	1,525.7
Commercial mortgage-backed securities	136.3	0.1	1.5	134.9
Residential mortgage-backed securities	309.3	2.8	2.7	309.4
Asset-backed securities	161.3	0.7	0.8	161.2
Collateralized loan obligations	222.6	5.9	0.5	228.0
Total fixed maturities	$3,320.6	$50.1	$27.3	$3,343.4

Contractual Maturity
The amortized cost and fair values of fixed maturity investments as of June 30, 2018, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$208.9	$208.6
Due after one year through five years	1,482.3	1,465.7
Due after five years through ten years	597.2	588.0
Thereafter	149.7	149.1
Structured securities	900.4	890.0
Total	$3,338.5	$3,301.4
The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.
Other Investments
Details regarding the carrying value and unfunded investment commitments of other investments as of June 30, 2018 and December 31, 2017 were as follows:

June 30, 2018
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$140.0	$—
Private equity	199.0	114.9
Long only funds	182.6	—
Other	4.3	—
Total other investments	$525.9	$114.9

December 31, 2017
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$163.6	$—
Private equity	179.2	129.9
Long only funds	196.5	—
Other	4.3	—
Total other investments	$543.6	$129.9
The following describes each investment type:

•	Hedge funds: Hedge funds include funds that primarily buy and sell stocks, including short sales, multi-strategy credit, relative value credit and distressed credit.

•
Private equity: Private equity includes buyout funds, real asset/infrastructure funds, credit special situations funds, mezzanine lending funds and direct investments and strategic non-controlling minority investments in private companies that are principally accounted for using the equity method of accounting.

•	Long only funds: Our long only funds include a fund that primarily owns international stocks and funds that primarily own investment-grade corporate and sovereign fixed income securities.

•	Other: Other includes participation in investment pools.

Unrealized Losses and Other-Than-Temporary Impairments
An aging of unrealized losses on our investments in fixed maturities is presented below:

June 30, 2018	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$223.4	$6.1	$17.2	$0.9	$240.6	$7.0
Foreign Governments (1)	212.9	5.9	5.0	—	217.9	5.9
Obligations of states and political subdivisions	67.5	1.1	14.6	0.7	82.1	1.8
Corporate bonds	1,195.0	28.7	28.9	1.8	1,223.9	30.5
Commercial mortgage-backed securities	105.2	1.9	15.8	0.9	121.0	2.8
Residential mortgage-backed securities	288.2	8.9	14.0	0.7	302.2	9.6
Asset-backed securities	107.1	1.0	7.0	0.3	114.1	1.3
Collateralized loan obligations	129.8	0.8	—	—	129.8	0.8
Total fixed maturities	$2,329.1	$54.4	$102.5	$5.3	$2,431.6	$59.7

December 31, 2017	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$313.7	$1.9	$83.7	$3.1	$397.4	$5.0
Foreign Governments	175.2	2.0	35.9	0.5	211.1	2.5
Obligations of states and political subdivisions	33.3	0.5	22.4	0.6	55.7	1.1
Corporate bonds	674.1	9.9	77.7	3.3	751.8	13.2
Commercial mortgage-backed securities	58.2	0.4	37.8	1.1	96.0	1.5
Residential mortgage-backed securities	164.4	1.6	52.4	1.1	216.8	2.7
Asset-backed securities	85.4	0.4	31.9	0.4	117.3	0.8
Collateralized loan obligations (1)	34.6	0.5	0.9	—	35.5	0.5
Total fixed maturities	$1,538.9	$17.2	$342.7	$10.1	$1,881.6	$27.3

(1)	Unrealized losses one year or greater are less than $0.1 million.
We regularly evaluate our investments for other-than-temporary impairment. For fixed maturity securities, the evaluation for a credit loss is generally based on the present value of expected cash flows of the security as compared to the amortized book value. For structured securities, frequency and severity of loss inputs are used in projecting future cash flows of the securities. Loss frequency is measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. We also recognize other-than-temporary losses on fixed maturity securities that we intend to sell. Effective January 1, 2018, the Company adopted ASU 2016-1. As a result, changes in the fair value of equity securities are recognized in net realized investment gains in the Consolidated Statement of Income.
We hold a total of 5,260 securities, of which 3,349 were in an unrealized loss position for less than one year and 106 were in an unrealized loss position for a period one year or greater as of June 30, 2018. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increased credit spreads, foreign currency fluctuations and higher market yields relative to the date the securities were purchased, and for structured securities, by the performance of the underlying collateral, as well. In considering whether an investment is other-than-temporarily impaired or not, we also considered that we do not intend to sell the investments and it is unlikely that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. We do not consider these investments to be other-than-temporarily impaired at June 30, 2018.

We recognized other-than-temporary losses on our fixed maturities and equity portfolio as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Other-than-temporary impairment:
Corporate bonds	$(0.9)	$—	(1.9)	—
Equity securities	—	(1.1)	—	(1.5)
Other-than-temporary impairment losses	$(0.9)	$(1.1)	$(1.9)	$(1.5)
Net Realized Investment Gains and Losses
The following table presents our gross realized investment gains (losses):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Realized gains on fixed maturities and other
Fixed maturities	$3.7	$5.5	$11.2	$12.6
Equity securities (1)	—	12.0	—	27.7
Other and short-term investments	15.6	5.1	27.3	11.3
	19.3	22.6	38.5	51.6
Realized losses on fixed maturities and other
Fixed maturities	(6.5)	(5.0)	(11.4)	(11.2)
Equity securities (1)	—	(1.8)	—	(2.5)
Other and Short-term investments	(16.3)	(10.2)	(25.6)	(17.3)
Other-than-temporary impairment losses on fixed maturities	(0.9)	—	(1.9)	—
Other-than-temporary impairment losses on equity securities	—	(1.1)	—	(1.5)
	(23.7)	(18.1)	(38.9)	(32.5)
Equity securities (1)
Net realized gains on equity securities sold during the period	10.6	—	21.8	—
Change in unrealized gains (losses) on equity securities held at the end of the period	4.3	—	(26.6)	—
Net realized gains (losses) on equity securities	14.9	—	(4.8)	—
Net realized investment gains (losses) before income taxes	10.5	4.5	(5.2)	19.1
Income tax (expense) benefit	(2.4)	(1.3)	0.5	(5.7)
Net realized investment gains (losses), net of income taxes	$8.1	$3.2	$(4.7)	$13.4

(1)
Effective January 1, 2018, we adopted ASU 2016-1. As a result, unrealized gains (losses) at the date of adoption have been reclassified from accumulated other comprehensive income to retained earnings. Additionally, all changes in the fair value of equity securities are recognized in net realized investment gains (losses). Prior periods have not been restated to conform to the current presentation. See Note 2, "Recently Issued Accounting Pronouncements."

The cost of securities sold is based on the specific identification method.

Changes in unrealized appreciation (depreciation) related to investments are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Change in unrealized (losses) gains
Fixed maturities	$(21.8)	$19.5	(58.9)	32
Equity securities	—	3.3	—	8.7
Other investments	0.1	2.0	0.1	2
Short-term investments	0.1	—	—	—
Net unrealized investment (losses) gains before income taxes	(21.6)	24.8	(58.8)	42.7
Income tax benefit (expense)	2.8	(5.1)	9.1	(9.7)
Net unrealized investment (losses) gains, net of income taxes	$(18.8)	$19.7	$(49.7)	$33.0
Foreign Currency Exchange Forward Contracts
We entered into foreign currency exchange forward contracts to manage operational currency exposure on our Canadian dollar (“CAD”) investment portfolio, minimize negative impacts to investment portfolio returns, and gain exposure to a total return strategy which invests in multiple currencies.  The currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other liabilities” at June 30, 2018 and December 31, 2017.  The gains and losses are included in “Net realized investment gains (losses)” in our Consolidated Statements of Income.
The fair value of our foreign currency exchange forward contracts as of June 30, 2018 and December 31, 2017 was as follows:

(in millions)	June 30, 2018	December 31, 2017
Operational currency exposure	$(2.2)	$(0.2)
Asset manager investment exposure	0.2	(0.9)
Total return strategy	(0.3)	0.7
Total	$(2.3)	$(0.4)
The following table represents our gross investment realized gains and losses on our foreign currency exchange forward contracts:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Realized gains
Operational currency exposure	$1.7	$3.7	$6.0	$5.7
Asset manager investment exposure	8.7	—	13.0	0.5
Total return strategy	4.3	0.5	6.9	3.6
Gross realized investment gains	14.7	4.2	25.9	9.8
Realized losses
Operational currency exposure	(3.7)	(3.7)	(4.3)	(5.9)
Asset manager investment exposure	(5.7)	(5.4)	(11.6)	(6.8)
Total return strategy	(6.0)	(0.8)	(8.1)	(2.7)
Gross realized investment losses	(15.4)	(9.9)	(24.0)	(15.4)
Net realized investment (losses) gains on foreign currency exchange forward contracts	$(0.7)	$(5.7)	$1.9	$(5.6)

Regulatory Deposits, Pledged Securities and Letters of Credit
We are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations.  We maintain assets pledged as collateral in support of irrevocable letters of credit issued under the terms of certain reinsurance agreements for reported loss and loss expense reserves. The following table presents our components of restricted assets at June 30:

(in millions)	June 30, 2018	June 30, 2017
Securities on deposit for regulatory and other purposes	$167.0	$176.0
Securities pledged as collateral for letters of credit	78.1	29.1
Securities and cash on deposit supporting Lloyd’s business	373.9	397.2
Total restricted investments	$619.0	$602.3
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

We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of June 30, 2018. A description of the valuation techniques we use to measure assets at fair value is as follows:
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

Fixed Maturities (Available-for-Sale) Levels 3:

•	We own term loans that are valued using unobservable inputs.
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
Transfers Between Level 1 and Level 2 Securities: There were no transfers between Level 1 and Level 2 securities during the three months ended June 30, 2018.
Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	June 30, 2018	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
U.S. Governments	$261.2	$252.2	$9.0	$—
Foreign Governments	244.1	—	244.1	—
Obligations of states and political subdivisions	270.7	—	270.7	—
Corporate bonds	1,635.4	—	1,631.8	3.6
Commercial mortgage-backed securities	143.0	—	143.0	—
Residential mortgage-backed securities	368.1	—	368.1	—
Asset-backed securities	158.5	—	158.5	—
Collateralized loan obligations	220.4	—	220.4	—
Total fixed maturities	3,301.4	252.2	3,045.6	3.6
Equity securities	492.2	484.1	2.1	6.0
Other investments	95.4	—	95.4	—
Short-term investments	449.4	391.8	57.6	—
	$4,338.4	$1,128.1	$3,200.7	$9.6

(a)	Quoted prices in active markets for identical assets

(b)	Significant other observable inputs

(c)	Significant unobservable inputs

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2017	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
U.S. Governments	$415.1	$410.6	$4.5	$—
Foreign Governments	233.2	—	233.2	—
Obligations of states and political subdivisions	335.9	—	335.9	—
Corporate bonds	1,525.7	—	1,523.8	1.9
Commercial mortgage-backed securities	134.9	—	134.9	—
Residential mortgage-backed securities	309.4	—	309.4	—
Asset-backed securities	161.2	—	161.2	—
Collateralized loan obligations	228.0	—	228.0	—
Total fixed maturities	3,343.4	410.6	2,930.9	1.9
Equity securities	487.4	483.0	2.1	2.3
Other investments	108.8	—	108.8	—
Short-term investments	368.5	333.7	34.8	—
	$4,308.1	$1,227.3	$3,076.6	$4.2

(a)	Quoted prices in active markets for identical assets

(b)	Significant other observable inputs

(c)	Significant unobservable inputs
The fair value measurements in the tables above do not equal “Total investments” on our Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting.
A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:
Fair Value Measurements Using Observable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2018	$1.9	$2.3	$4.2
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	—	—
Included in other comprehensive income (loss)	—	—	—
Purchases, issuances, sales, and settlements:
Purchases	1.7	4.1	5.8
Issuances	—	—	—
Sales	—	(0.4)	(0.4)
Settlements	—	—	—
Ending balance, June 30, 2018	$3.6	$6.0	$9.6
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2018	$—	$—	$—

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2017	$2.0	$0.4	$2.4
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	—	—
Included in other comprehensive income (loss)	(0.1)	0.2	0.1
Purchases, issuances, sales, and settlements:
Purchases	—	1.7	1.7
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Ending balance, December 31, 2017	$1.9	$2.3	$4.2
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2017	$—	$—	$—
At June 30, 2018 and December 31, 2017, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.

5.    Reserves for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Six Months Ended June 30,
(in millions)	2018	2017
Net reserves beginning of the year	$2,488.0	$2,180.2
Net Maybrooke reserves acquired	—	132.6
Net Ariscom reserves acquired	49.4	—
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	487.1	447.4
Prior accident years	(4.4)	5.7
Losses and LAE incurred during calendar year, net of reinsurance	482.7	453.1
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	152.1	88.9
Prior accident years	327.0	290.8
Losses and LAE payments made during current calendar year, net of reinsurance:	479.1	379.7
Change in participation interest (1)	(29.4)	(23.2)
Foreign exchange adjustments	(24.0)	1.8
Net reserves - end of period	2,487.6	2,364.8
Add:
Reinsurance recoverables on unpaid losses and LAE, end of period	1,755.3	1,268.0
Gross reserves - end of period	$4,242.9	$3,632.8

(1)	Amount represents the change in reserves due to changing our participation in Syndicates 1200 and 1910.
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

The impact from the (favorable) unfavorable development of prior accident years’ loss and LAE reserves on each reporting segment is presented below:

	For the Six Months Ended June 30,
(in millions)	2018	2017
U.S. Operations	$(4.1)	$(18.0)
International Operations	(3.3)	19.6
Run-off Lines	3.0	4.1
Total (favorable) unfavorable prior-year development	$(4.4)	$5.7
The following describes the primary factors behind each segment’s prior accident year reserve development for the six months ended June 30, 2018 and 2017:
Six months ended June 30, 2018:

•	U.S. Operations: Favorable development in liability and surety lines, partially offset by unfavorable development in commercial multi-peril lines.

•	International Operations: Favorable development in property lines, partially offset by unfavorable development within specialty lines.

•	Run-off Lines: Unfavorable development in risk management lines and other run-off lines.
Six months ended June 30, 2017:

•	U.S. Operations: Favorable development for workers compensation, surety, commercial auto, and commercial multi-peril lines.

•	International Operations: Unfavorable development in the property, liability, and specialty lines

•	Run-off Lines: Unfavorable development in risk management lines and other run-off lines.
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
Debt. At June 30, 2018 and December 31, 2017, the fair value of our Junior subordinated debentures, Senior unsecured fixed rate notes and Other indebtedness was estimated using appropriate market indices or quoted prices from external sources based on current market conditions. All of these debt instruments would be in Level 3 of the fair value hierarchy, as the fair value estimates shown below were calculated using unobservable inputs reflecting our assumptions about the assumptions market participants would use in pricing the liabilities.

A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	June 30, 2018		December 31, 2017
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures
Trust preferred debentures	$172.7	$172.9	$172.7	$172.9
Subordinated debentures acquired with Maybrooke	84.1	83.3	83.9	85.0
Senior unsecured fixed rate notes	139.7	141.1	139.6	141.2
Floating rate loan stock	59.0	59.0	58.9	59.0

7.    Shareholders’ Equity
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
On May 8, 2018, our Board of Directors declared a quarterly cash dividend in the amount of $0.27 on each share of common stock outstanding. On June 15, 2018, we paid $9.4 million to our shareholders of record on June 1, 2018.
On June 1, 2017, our Board of Directors declared a quarterly cash dividend in the amount of $0.23 on each share of common stock outstanding, on a post-stock dividend basis. On June 26, 2017, we paid $8.3 million to our shareholders of record on June 12, 2017.
On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all previous Repurchase Authorizations. As of June 30, 2018, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $64.6 million.
For the six months ended June 30, 2018, we repurchased a total of 344,533 common shares for $20.4 million. A summary of activity from January 1, 2018 through June 30, 2018 follows.
A summary of common shares repurchased for the six months ended June 30, 2018 is shown below:

Repurchase Type	Date Trading Plan Initiated	2018 Purchase Period	Number of Shares Repurchased	Average Price of Shares Repurchased	Total Cost (in millions)	Repurchase Authorization Year
10b5-1 Trading Plan	12/15/2017	01/02/2018-02/16/2018	225,281	$59.31	$13.3	2016
10b5-1 Trading Plan	6/15/2018	06/22/2018-06/29/2018	29,947	$58.86	1.8	2016
Open Market	N/A	02/20/2018-03/02/2018	89,305	$59.03	5.3	2016
Total			344,533	$59.20	$20.4

8.    Accumulated Other Comprehensive (Loss) Income
A summary of changes in accumulated other comprehensive (loss) income, net of taxes (where applicable) by component for the six months ended June 30, 2018, and 2017 is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2018	$(19.0)	$121.9	$(6.3)	$96.6
Cumulative effect of adoption of ASU 2016-01	—	(117.5)	—	(117.5)
Cumulative effect of adoption of ASU 2018-02	—	22.1	(1.4)	20.7
Other comprehensive income (loss) before reclassifications	(4.0)	(52.1)	—	(56.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2.4	—	2.4
Net current-period other comprehensive income (loss)	(4.0)	(145.1)	(1.4)	(150.5)
Balance at June 30, 2018	$(23.0)	$(23.2)	$(7.7)	$(53.9)

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2017	$(17.6)	$72.4	$(7.1)	$47.7
Other comprehensive income (loss) before reclassifications	(0.6)	45.7	—	45.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	(12.7)	—	(12.7)
Net current-period other comprehensive income (loss)	(0.6)	33.0	—	32.4
Balance at June 30, 2017	$(18.2)	$105.4	$(7.1)	$80.1

The amounts reclassified from accumulated other comprehensive income (loss) shown in the above table have been included in the following captions in our Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Unrealized gains and losses on securities:
Net realized investment gains (losses)	$15.1	$(2.7)	$2.6	$(18.9)
Provision for income taxes	(2.5)	1.0	(0.2)	6.2
Net of taxes	$12.6	$(1.7)	$2.4	$(12.7)

9.    Net Income Per Common Share
The following table presents the calculation of net income per common share on a basic and diluted basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except number of shares and per share amounts)	2018	2017	2018	2017
Net income	$41.8	$46.0	$66.6	$82.7
Weighted average common shares outstanding - basic	33,938,509	34,731,866	33,903,809	34,643,594
Effect of dilutive securities:
Equity compensation awards	730,409	973,618	801,002	1,001,046
Weighted average common shares outstanding - diluted	34,668,918	35,705,484	34,704,811	35,644,640
Net income per common share:
Basic	$1.23	$1.32	$1.96	$2.39
Diluted	$1.20	$1.29	$1.92	$2.32

Excluded from the weighted average common shares outstanding calculation at June 30, 2018 and 2017 are 11,129,540 shares and 10,075,255 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date. For both the three and six months ended June 30, 2018 and 2017, there were no equity compensation awards with an anti-dilutive effect.

10.    Supplemental Cash Flow Information
Interest paid and income taxes paid (recovered) were as follows:

	For the Six Months Ended June 30,
(in millions)	2018	2017
Senior unsecured fixed rate notes	$4.7	$4.7
Junior subordinated debentures	7.1	6.0
Other indebtedness	3.3	1.6
Revolving credit facility	0.3	0.3
Total interest paid	$15.4	$12.6

Income taxes paid	8.2	9.9
Income taxes recovered	—	(2.2)
Income taxes paid, net	$8.2	$7.7

11.    Share-based Compensation
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
The following table summarizes the assumptions we used for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,
	2018	2017
Risk-free rate of return	2.73%	1.83%
Expected dividend yields	1.87%	1.68%
Expected award life (years)	4.49	4.48
Expected volatility	18.13%	18.64%

All outstanding awards were adjusted to reflect the 15% stock dividend, resulting in a 15% increase to the number of awards outstanding and a 13.04% reduction in the exercise price.
Argo Group’s Long-Term Incentive Plan
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

Share options may be in the form of incentive share options, non-qualified share options and restorative options. Share options are required to have an exercise price that is not less than the market value on the date of grant. We are prohibited from repricing the options, except for the impact of stock dividend declarations. The term of the share options cannot exceed seven years from the grant date.
Restricted Shares
A summary of restricted share activity as of June 30, 2018 and changes during the six months ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2018	767,140	$42.91
Granted	319,134	$47.57
Vested and issued	(199,193)	$42.99
Expired or forfeited	(85,003)	$44.74
Outstanding at June 30, 2018	802,078	$44.55

The restricted shares vest over one to eight years. Expense recognized under this plan for the restricted shares was $4.8 million and $8.2 million for the three and six months ended June 30, 2018, respectively, as compared to $2.4 million and $5.2 million for the three and six months ended June 30, 2017. Compensation expense for all share-based compensation awards is included in “Underwriting, acquisition and insurance expenses” in the accompanying Consolidated Statements of Income. As of June 30, 2018, there was $26.6 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group.
Stock-Settled SARs
A summary of stock-settled SARs activity as of June 30, 2018 and changes during the six months ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2018	1,494,458	$30.85
Exercised	(464,807)	$27.07
Expired or forfeited	(14,947)	$36.25
Outstanding at June 30, 2018	1,014,704	$32.50

The stock-settled SARs vest over a one to four-year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. Expense recognized for the stock-settled SARs was $0.4 million and $1.5 million for the three and six months ended June 30, 2018, respectively, as compared to $2.0 million and $2.7 million for the three and six months ended June 30, 2017. As of June 30, 2018, there was $1.2 million of total unrecognized compensation cost related to stock-settled SARs outstanding.
Cash-Settled SARs
A summary of cash-settled SARs activity as of June 30, 2018 and changes during the six months ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2018	189,568	$28.95
Exercised	(68,955)	$28.56
Expired or forfeited	(2,568)	$21.23
Outstanding at June 30, 2018	118,045	$29.35

As of June 30, 2018, all the cash-settled SARs are fully vested. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We account for the cash-settled SARs as liability awards, which require the awards to be revalued at each reporting period. Expense recognized for the cash-settle SARs was $0.3 million and $0.8 million for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2017, we recouped $2.3 million and $0.9 million of expense, respectively, primarily related to a decrease in the fair market value of our stock. As of June 30, 2018, there was no unrecognized compensation cost related to cash-settled SARs outstanding.

12.    Underwriting, Acquisition and Insurance Expenses
The components of our underwriting, acquisition and insurance expenses are detailed in the table below. General expenses includes certain costs associated with our holding company.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Commissions	$56.7	$69.2	$124.7	$130.4
General expenses	90.6	88.0	178.4	176.7
Premium taxes, boards and bureaus	8.1	6.7	17.4	14.1
	155.4	163.9	320.5	321.2
Net amortization (deferral) of policy acquisition costs	1.4	(9.2)	(3.5)	(12.9)
Total underwriting, acquisition and insurance expenses	$156.8	$154.7	$317.0	$308.3

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

Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the three and six months ended June 30, 2018 and 2017, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

	For the Three Months Ended June 30,
(in millions)	2018			2017
	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$(33.6)		—%	$25.3		—%
United States	85.7		17.1%	34.7		23.3%
United Kingdom	6.6		10.1%	(6.5)		52.8%
Belgium	(0.1)		36.4%	0.1		36.6%
Brazil	0.1		—%	0.6		—%
United Arab Emirates	0.2		—%	(2.2)		—%
Ireland	(0.1)		—%	—	(1)	—%
Italy	(1.1)		—%	—		—%
Malta	(0.6)		(0.2)%	0.5		—%
Luxembourg	—	(1)	—%	(1.7)		—%
Switzerland	—	(1)	20.8%	—	(1)	22.1%
Pre-tax income	$57.1		26.9%	$50.8		9.4%

	For the Six Months Ended June 30,
(in millions)	2018			2017
	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$(8.4)		—%	$51.7		—%
United States	79.5		16.6%	58.7		24.8%
United Kingdom	12.7		17.1%	(12.0)		32.3%
Belgium	—	(1)	—%	0.1		36.2%
Brazil	(1.3)		—%	(0.2)		—%
United Arab Emirates	0.4		—%	(3.5)		—%
Ireland	(0.1)		—%	—	(1)	—%
Italy	(1.1)		—%	—		—%
Malta	0.4		0.2%	1.1		—%
Luxembourg	—	(1)	—%	(2.4)		—%
Switzerland	—	(1)	20.8%	—	(1)	20.8%
Pre-tax income	$82.1		18.9%	$93.5		11.5%

(1)	Pre-tax income for the respective year was less than $0.1 million.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Income tax (benefit) provision at expected rate	$18.8	$10.8	$18.4	$18.0
Tax effect of:
Nontaxable investment income	(0.5)	(1.1)	(1.0)	(2.4)
Foreign exchange adjustments	—	(0.9)	(0.2)	(0.3)
Withholding taxes	0.2	0.2	0.3	0.3
Change in valuation allowance	(0.7)	(1.0)	(3.4)	(1.1)
Other	(2.5)	(3.2)	1.4	(3.7)
Income tax provision	$15.3	$4.8	$15.5	$10.8

Our gross deferred tax assets are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future taxable income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of future taxable income sufficient to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally for our US property and casualty insurers two years for net operating losses and for all our US subsidiaries three years for capital losses. If a company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. The net change in valuation allowance for deferred tax assets was a decrease of $3.4 million in 2018 relating to the items discussed below. Based upon a review of our available evidence, both positive and negative discussed above, our management concluded that it is more-likely-than-not that the other deferred tax assets will be realized.
Management has determined that a valuation allowance is required for a portion of the tax-effected net operating loss carryforward included as part of the United States consolidated group of $6.9 million generated from PXRE Corporation and for the tax effected net operating loss carryforward of $0.6 million from ARIS. The valuation allowances have been established as Internal Revenue Code Section 382 limits regarding the application of net operating loss carryforwards following an ownership change. The loss carryforwards available per year for both of these items are $2.8 million, as required by Internal Revenue Code Section 382.
Furthermore, due to cumulative losses incurred since inception, management has concluded that a valuation allowance is required for the full amount of the tax-effected net operating losses generated by our Brazil and Malta entities. Additionally, valuation allowances were established for our Luxembourg and US affiliates acquired in the Maybrooke transaction as well as our Italian operations acquired in the Ariscom transaction.
Accordingly, a valuation allowance is required as of June 30, 2018 of which $6.6 million relates to Brazil operations, $5.8 million relates to Italian operations and $1.2 million relates to Malta operations. During the six months ended June 30, 2018, the affiliates of Maybrooke Holdings SA have a valuation allowance established in the amount of $1.2 million. The change from 2017 was primarily driven from the liquidation of our Luxembourg affiliate as of March 23, 2018.
For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. We had no material unrecognized tax benefits as of June 30, 2018 and 2017. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2014. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2016.

14.    Commitments and Contingencies
Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.
We have contractual commitments to invest up to $114.9 million related to our limited partnership investments at June 30, 2018. These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time, not to exceed thirteen years.

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
In evaluating the operating performance of our segments, we focus on core underwriting and investing results before the consideration of realized gains or losses from investments. Realized investment gains are reported as a component of the Corporate and Other segment, as decisions regarding the acquisition and disposal of securities reside with the corporate investment function and are not under the control of the individual business segments. Identifiable assets by segment are those assets used in the operation of each segment.
Revenue and income (loss) before income taxes for each segment were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Revenue:
Earned premiums
U.S. Operations	$267.0	$229.1	$529.3	$450.3
International Operations	150.5	169.9	302.9	328.1
Run-off Lines	0.2	0.1	0.2	0.1
Total earned premiums	417.7	399.1	832.4	778.5
Net investment income
U.S. Operations	20.7	27.3	43.3	47.2
International Operations	8.4	10.1	17.2	16.7
Run-off Lines	2.0	2.9	4.2	5.0
Corporate and Other	2.1	3.3	4.5	5.2
Total net investment income	33.2	43.6	69.2	74.1
Fee and other income	1.9	3.8	3.9	7.4
Net realized investment gains (losses)	10.5	4.5	(5.2)	19.1
Total revenue	$463.3	$451.0	$900.3	$879.1

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Income (loss) before income taxes
U.S. Operations	$42.5	$53.0	$76.5	$90.2
International Operations	13.2	9.1	36.1	17.4
Run-off Lines	(0.3)	(1.2)	(1.0)	(3.7)
Total segment income before taxes	55.4	60.9	111.6	103.9
Corporate and Other	(8.8)	(14.6)	(24.3)	(29.5)
Net realized investment gains (losses)	10.5	4.5	(5.2)	19.1
Total income before income taxes	$57.1	$50.8	$82.1	$93.5

The table below presents earned premiums by geographic location for the three and six months ended June 30, 2018 and 2017. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Bermuda	$20.9	$23.1	$41.4	$48.7
Brazil	10.5	12.3	23.5	25.1
Italy	2.8	—	2.8	—
Malta	15.7	1.3	21.4	2.3
United Kingdom	102.0	133.3	216.1	252.1
United States	265.8	229.1	527.2	450.3
Total earned premiums	$417.7	$399.1	$832.4	$778.5
The following table represents identifiable assets:

(in millions)	June 30, 2018	December 31, 2017
U.S. Operations	$4,490.6	$4,298.4
International Operations	3,762.7	3,553.8
Run-off Lines	453.8	449.6
Corporate and Other	398.6	462.2
Total	$9,105.7	$8,764.0
Included in total assets at June 30, 2018 and December 31, 2017 are $765.7 million and $731.8 million, respectively, in assets associated with trade capital providers.

16.    Senior Unsecured Fixed Rate Notes
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
In accordance with ASU 2015-3, “Simplifying the Presentation of Debt Issuance Costs” (Topic 835), we present the unamortized debt issuance costs in the balance sheet as a direct deduction from the carrying value of the debt liability. At June 30, 2018 and December 31, 2017, the Notes consisted of the following:

(in millions)	June 30, 2018	December 31, 2017
Senior unsecured fixed rate notes
Principal	$143.8	$143.8
Less: unamortized debt issuance costs	(4.1)	(4.2)
Senior unsecured fixed rate notes, less unamortized debt issuance costs	$139.7	$139.6

In accordance with Article 10 of SEC Regulation S-X, we have elected to present condensed consolidating financial information in lieu of separate financial statements for the Subsidiary Issuer. The following tables present condensed consolidating financial information at June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017, of the Parent Guarantor and the Subsidiary Issuer. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.

The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations and cash flows of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2018
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$1.2	$3,107.6	$1,660.1	$—	$4,768.9
Cash	1.0	19.3	106.4	—	126.7
Accrued investment income	—	18.6	6.3	—	24.9
Premiums receivable	—	221.8	476.3	—	698.1
Reinsurance recoverables	—	1,548.5	583.1	—	2,131.6
Goodwill and other intangible assets, net	42.6	124.6	106.1	—	273.3
Deferred acquisition costs, net	—	82.9	78.2	—	161.1
Ceded unearned premiums	—	221.9	271.5	—	493.4
Other assets	9.6	178.4	239.7	—	427.7
Intercompany note receivable	—	52.2	(52.2)	—	—
Investments in subsidiaries	1,968.3	—	—	(1,968.3)	—
Total assets	$2,022.7	$5,575.8	$3,475.5	$(1,968.3)	$9,105.7
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,575.3	$1,667.6	$—	$4,242.9
Unearned premiums	—	721.8	561.8	—	1,283.6
Funds held and ceded reinsurance payable, net	—	754.2	102.6	—	856.8
Debt	153.4	284.7	143.0	—	581.1
Current income taxes payable, net	—	14.4	(0.9)	—	13.5
Deferred tax liabilities, net	—	15.4	(0.3)	—	15.1
Accrued underwriting expenses and other liabilities	11.2	94.6	209.8	—	315.6
Due to (from) affiliates	61.0	1.0	(1.0)	(61.0)	—
Total liabilities	225.6	4,461.4	2,682.6	(61.0)	7,308.6
Total shareholders' equity	1,797.1	1,114.4	792.9	(1,907.3)	1,797.1
Total liabilities and shareholders' equity	$2,022.7	$5,575.8	$3,475.5	$(1,968.3)	$9,105.7

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2017
(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$0.4	$3,079.0	$1,663.5	$—	$4,742.9
Cash	0.9	47.8	127.9	—	176.6
Accrued investment income	—	18.0	5.5	—	23.5
Premiums receivable	—	216.5	382.1	—	598.6
Reinsurance recoverables	—	1,487.3	606.0	—	2,093.3
Goodwill and other intangible assets, net	43.2	124.9	90.1	—	258.2
Current income taxes receivable, net	—	2.4	(1.0)	—	1.4
Deferred acquisition costs, net	—	80.7	79.7	—	160.4
Ceded unearned premiums	—	198.5	201.0	—	399.5
Other assets	9.2	171.5	128.9	—	309.6
Intercompany note receivable	—	50.9	(50.9)	—	—
Investments in subsidiaries	1,940.0	—	—	(1,940.0)	—
Total assets	$1,993.7	$5,477.5	$3,232.8	$(1,940.0)	$8,764.0
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,483.9	$1,717.1	$—	$4,201.0
Unearned premiums	—	704.0	503.7	—	1,207.7
Funds held and ceded reinsurance payable, net	—	799.4	(22.7)	—	776.7
Long-term debt	153.4	284.5	142.8	—	580.7
Deferred tax liabilities, net	—	32.5	(1.2)	—	31.3
Accrued underwriting expenses and other liabilities	8.9	95.0	43.0	—	146.9
Due to (from) affiliates	11.7	(0.4)	0.4	(11.7)	—
Total liabilities	174.0	4,398.9	2,383.1	(11.7)	6,944.3
Total shareholders' equity	1,819.7	1,078.6	849.7	(1,928.3)	1,819.7
Total liabilities and shareholders' equity	$1,993.7	$5,477.5	$3,232.8	$(1,940.0)	$8,764.0

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2018
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$267.0	$150.7	$—	$417.7
Net investment (expense) income	(0.7)	19.0	14.9	—	33.2
Fee and other income	—	0.7	1.2	—	1.9
Net realized investment gains (losses)	0.5	14.5	(4.5)	—	10.5
Total revenue	(0.2)	301.2	162.3	—	463.3
Expenses:
Losses and loss adjustment expenses	—	114.4	131.1	—	245.5
Underwriting, acquisition and insurance expenses	5.8	95.5	55.5	—	156.8
Interest expense	1.6	4.5	1.7	—	7.8
Fee and other expense	—	1.1	0.5	—	1.6
Foreign currency exchange losses (gains)	—	0.1	(5.6)	—	(5.5)
Total expenses	7.4	215.6	183.2	—	406.2
(Loss) income before income taxes	(7.6)	85.6	(20.9)	—	57.1
Provision for income taxes	—	14.6	0.7	—	15.3
Net (loss) income before equity in earnings of subsidiaries	(7.6)	71.0	(21.6)	—	41.8
Equity in undistributed earnings of subsidiaries	49.4	—	—	(49.4)	—
Net income	$41.8	$71.0	$(21.6)	$(49.4)	$41.8

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2017
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$135.5	$263.6	$—	$399.1
Net investment (expense) income	(0.4)	29.3	14.7	—	43.6
Fee and other income	—	2.9	0.9	—	3.8
Net realized investment gains (losses)	—	5.2	(0.7)	—	4.5
Total revenue	(0.4)	172.9	278.5	—	451.0
Expenses:
Losses and loss adjustment expenses	—	72.5	158.1	—	230.6
Underwriting, acquisition and insurance expenses	3.8	58.5	92.4	—	154.7
Interest expense	1.1	4.2	1.7	—	7.0
Fee and other expense	—	3.2	0.1	—	3.3
Foreign currency exchange (gains) losses	—	(0.1)	4.7	—	4.6
Total expenses	4.9	138.3	257.0	—	400.2
(Loss) income before income taxes	(5.3)	34.6	21.5	—	50.8
Provision (benefit) for income taxes	—	8.1	(3.3)	—	4.8
Net (loss) income before equity in earnings of subsidiaries	(5.3)	26.5	24.8	—	46.0
Equity in undistributed earnings of subsidiaries	51.3	—	—	(51.3)	—
Net income	$46.0	$26.5	$24.8	$(51.3)	$46.0

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$423.9	$408.5	$—	$832.4
Net investment (expense) income	(1.4)	41.1	29.5	—	69.2
Fee and other income	—	1.5	2.4	—	3.9
Net realized investment gains (losses)	0.1	(0.9)	(4.4)	—	(5.2)
Total revenue	(1.3)	465.6	436.0	—	900.3
Expenses:
Losses and loss adjustment expenses	—	209.8	272.9	—	482.7
Underwriting, acquisition and insurance expenses	8.2	165.2	143.6	—	317.0
Interest expense	2.9	8.8	3.8	—	15.5
Fee and other expense	—	2.5	1.1	—	3.6
Foreign currency exchange losses (gains)	—	0.2	(0.8)	—	(0.6)
Total expenses	11.1	386.5	420.6	—	818.2
(Loss) income before income taxes	(12.4)	79.1	15.4	—	82.1
Provision for income taxes	—	13.2	2.3	—	15.5
Net (loss) income before equity in earnings of subsidiaries	(12.4)	65.9	13.1	—	66.6
Equity in undistributed earnings of subsidiaries	79.0	—	—	(79.0)	—
Net income	$66.6	$65.9	$13.1	$(79.0)	$66.6

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$266.4	$512.1	$—	$778.5
Net investment (expense) income	(2.1)	48.2	28.0	—	74.1
Fee and other income	—	5.7	1.7	—	7.4
Net realized investment gains (losses)	0.5	19.0	(0.4)	—	19.1
Total revenue	(1.6)	339.3	541.4	—	879.1
Expenses:
Losses and loss adjustment expenses	—	148.6	304.5	—	453.1
Underwriting, acquisition and insurance expenses	12.2	116.7	179.4	—	308.3
Interest expense	1.4	8.5	3.0	—	12.9
Fee and other expense	—	6.6	0.8	—	7.4
Foreign currency exchange losses	—	—	3.9	—	3.9
Total expenses	13.6	280.4	491.6	—	785.6
(Loss) income before income taxes	(15.2)	58.9	49.8	—	93.5
Provision for income taxes	—	14.5	(3.7)	—	10.8
Net (loss) income before equity in earnings of subsidiaries	(15.2)	44.4	53.5	—	82.7
Equity in undistributed earnings of subsidiaries	97.9	—	—	(97.9)	—
Net income	$82.7	$44.4	$53.5	$(97.9)	$82.7

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$39.2	$48.8	$37.9	$—	$125.9
Cash flows from investing activities:
Proceeds from sales of investments	—	650.8	374.2	—	1,025.0
Maturities and mandatory calls of fixed maturity investments	—	226.8	61.9	—	288.7
Purchases of investments	—	(937.5)	(436.6)	—	(1,374.1)
Change in short-term investments and foreign regulatory deposits	(0.7)	(2.8)	(64.1)	—	(67.6)
Settlements of foreign currency exchange forward contracts	(0.4)	0.2	2.5	—	2.3
Cash included in acquisition of Ariscom	—	—	15.6	—	15.6
Purchases of fixed assets and other, net	(0.1)	(14.8)	(12.8)	—	(27.7)
Cash used in investing activities	(1.2)	(77.3)	(59.3)	—	(137.8)
Cash flows from financing activities:
Activity under stock incentive plans	0.2	—	—	—	0.2
Repurchase of Company's common shares	(19.4)	—	—	—	(19.4)
Payment of cash dividend to common shareholders	(18.7)	—	—	—	(18.7)
Cash used in financing activities	(37.9)	—	—	—	(37.9)
Effect of exchange rate changes on cash	—	—	(0.1)	—	(0.1)
Change in cash	0.1	(28.5)	(21.5)	—	(49.9)
Cash, beginning of year	0.9	47.8	127.9	—	176.6
Cash, end of period	$1.0	$19.3	$106.4	$—	$126.7

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$5.3	$(8.0)	$40.0	$—	$37.3
Cash flows from investing activities:
Proceeds from sales of investments	—	514.4	444.0	—	958.4
Maturities and mandatory calls of fixed maturity investments	—	240.6	94.5	—	335.1
Purchases of investments	—	(811.0)	(655.0)	—	(1,466.0)
Change in short-term investments and foreign regulatory deposits	0.4	72.0	228.0	—	300.4
Settlements of foreign currency exchange forward contracts	0.8	—	(0.3)	—	0.5
Acquisition of Maybrooke, net of cash and cash equivalents acquired	(235.3)	—	130.1	—	(105.2)
Issuance of intercompany note, net	—	—	(120.0)	120.0	—
Purchases of fixed assets and other, net	(0.1)	(12.7)	(24.9)	—	(37.7)
Cash (used in) provided by investing activities	(234.2)	3.3	96.4	$120.0	(14.5)
Cash flows from financing activities:
Additional long-term borrowings	125.0	—	—	—	125.0
Borrowing under intercompany note, net	120.0	—	—	(120.0)	—
Activity under stock incentive plans	0.5	—	—	—	0.5
Repurchase of Company's common shares	—	(2.8)	0	0	(2.8)
Payment of cash dividend to common shareholders	(16.6)	—	—	—	(16.6)
Cash provided by (used in) financing activities	228.9	(2.8)	—	(120.0)	106.1
Effect of exchange rate changes on cash	—	—	(0.4)	—	(0.4)
Change in cash	—	(7.5)	136.0	—	128.5
Cash, beginning of year	—	53.7	32.3	—	86.0
Cash, end of period	$—	$46.2	$168.3	$—	$214.5

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2018 compared with the three and six months ended June 30, 2017, and also a discussion of our financial condition as of June 30, 2018. This discussion and analysis should be read in conjunction with the attached unaudited interim Condensed Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2018, including the audited Consolidated Financial Statements and notes thereto.

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
Consolidated Results of Operations
For the three and six months ended June 30, 2018, we reported net income of $41.8 million ($1.20 per diluted share) and $66.6 million ($1.92 per diluted share), respectively. For the three and six months ended June 30, 2017, we reported net income of $46.0 million ($1.29 per diluted share) and $82.7 million ($2.32 per diluted share), respectively.
The following is a comparison of selected data from our operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Gross written premiums	$702.8	$687.2	$1,413.3	$1,285.8
Earned premiums	$417.7	$399.1	$832.4	$778.5
Net investment income	33.2	43.6	69.2	74.1
Fee and other income	1.9	3.8	3.9	7.4
Net realized investment gains (losses):
Net realized investment gains	6.2	4.5	21.4	19.1
Change in fair value of equity securities	4.3	—	(26.6)	—
Net realized investment gains (losses)	10.5	4.5	(5.2)	19.1
Total revenue	$463.3	$451.0	$900.3	$879.1
Income before income taxes	$57.1	$50.8	$82.1	$93.5
Income tax provision	15.3	4.8	15.5	10.8
Net income	$41.8	$46.0	$66.6	$82.7
Loss ratio	58.8%	57.8%	58.0%	58.2%
Expense ratio	37.5%	38.8%	38.1%	39.6%
Combined ratio	96.3%	96.6%	96.1%	97.8%

In presenting our results in the following discussion and analysis of our results of operations, we have included certain non-generally accepted accounting principles ("non-GAAP") financial measures within the meaning of Regulation G as promulgated by the SEC. We believe that these non-GAAP measures, which may be defined differently by other companies, better explain our results of operations in a manner that allows for a more complete understanding of the underlying trends in our business. However, these measures should not be viewed as a substitute for those determined in accordance with United States generally accepted accounting principles ("GAAP"). Reconciliations of these financial measures to their most directly comparable GAAP measures are included in the tables below.

	For the Three Months Ended June 30,
(in millions)	2018		2017
	Amount	Ratio	Amount	Ratio
Earned premiums	$417.7		$399.1

Losses and loss adjustment expenses, as reported	$245.5	58.8%	$230.6	57.8%
Less:
Favorable prior accident year loss development	(2.4)	(0.5)%	(1.1)	(0.2)%
Catastrophe losses	1.7	0.4%	4.5	1.1%
Current accident year non-catastrophe losses	$246.2	58.9%	$227.2	56.9%
Expense ratio		37.5%		38.8%
Combined ratio, as adjusted		96.4%		95.7%

	For the Six Months Ended June 30,
(in millions)	2018		2017
	Amount	Ratio	Amount	Ratio
Earned premiums	$832.4		$778.5

Losses and loss adjustment expenses, as reported	$482.7	58.0%	$453.1	58.2%
Less:
(Favorable) unfavorable prior accident year loss development	(4.4)	(0.5)%	5.7	0.7%
Catastrophe losses	6.0	0.7%	6.3	0.8%
Current accident year non-catastrophe losses	$481.1	57.8%	$441.1	56.7%

Underwriting, acquisition and insurance expenses, as reported	$317.0	38.1%	$308.3	39.6%
Less:
Non-recurring expenses	—	—%	6.5	0.8%
Underwriting, acquisition and insurance expenses, as adjusted	$317.0	38.1%	$301.8	38.8%
Combined ratio, as adjusted		95.9%		95.5%
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
In accordance with this accounting standard, for the three and six months ended June 30, 2018, we recognized the change in the fair value of our equity securities as a pre-tax gain of $4.3 million and a pre-tax loss of $26.6 million for the respective periods. These amounts are included as a component of net realized investment gains (losses) in our Consolidated Statements of Income. Amounts for the three and six months ended June 30, 2017 are not presented as a component of net income, as ASU 2016-01 was required to be adopted on a prospective basis.

Gross Written and Earned Premiums
Consolidated gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended June 30,
	2018		2017
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$179.3	$81.1	$186.7	$85.3
Liability	290.5	198.2	258.5	167.7
Professional	98.2	56.2	82.0	52.3
Specialty	134.8	82.2	160.0	93.8
Total	$702.8	$417.7	$687.2	$399.1

	For the Six Months Ended June 30,
	2018		2017
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$379.2	$173.8	$335.4	$174.9
Liability	580.8	390.2	508.5	332.1
Professional	191.9	110.6	151.3	102.4
Specialty	261.4	157.8	290.6	169.1
Total	$1,413.3	$832.4	$1,285.8	$778.5
The increase in consolidated gross written premiums for the three months ended June 30, 2018 as compared to the same period ended 2017 was attributable to growth in our U.S. Operations partially offset by planned reductions in our International Operations.
Gross written premiums for our U.S. Operations in the second quarter of 2018 of $410.0 million were up $45.0 million or 12.3% compared to the second quarter of 2017. This growth was driven by all major lines of business, reflecting the continued execution of strategic growth initiatives, our digital initiatives, and appropriate risk selection and exposure management actions.
Gross written premiums for our International Operations in the second quarter of 2018 of $292.6 million were down $29.5 million or 9.2% compared to the second quarter of 2017.
As part of the full integration of the reinsurance business of Ariel Re which we acquired in 2017, beginning in 2018 we changed the capital structure supporting that business by introducing certain third party trade capital to share in the risk and exposures we underwrite (based on predetermined percentages). This trade capital receives a corresponding proportion of the gross written premiums. As such, this structure has the effect of reducing the gross written premiums reported in our financial statements. In exchange, we receive certain remuneration for generating this business and for the underlying underwriting performance. There was no such structure for our Ariel Re business in 2017.
The decline in gross written premiums also reflects the effects of corrective underwriting actions within the Syndicate 1200 Property direct and facultative (“D&F”) business and the non-renewal of certain casualty line accounts in Bermuda. Partially offsetting these declines were increased writings in Europe, growth in our Specialty lines in Syndicate 1200, and growth in our Bermuda Professional and Property insurance lines due to new business and increased rates.
The increase in consolidated gross written premiums for the six months ended June 30, 2018 as compared to the same period ended 2017 was attributable to growth in both our U.S. and International operations.
Gross written premiums for our U.S. Operations in the first half of 2018 of $782.8 million were up $82.8 million or 11.8% compared to the same period in 2017. This growth was driven by all major lines of business, excluding Property, which reflects the effects of a terminated program.
Gross written premiums for our International Operations for the six months ended June 30, 2018 of $630.3 million were up $44.6 million or 7.6% compared to the same period in 2017.
For the six months ended June 30, 2018, the increase in premiums is due to the timing of Ariel Re acquisition, partially offset by the items noted as declines in the three month discussion. Ariel Re has a significant property contract that is subject to renewal in January of each year. The Ariel Re transaction closed in February 2017, as such the January 2017 premium for Ariel Re is not included in our results while the 2018 renewal is included in our gross written premium.
During 2018, all product lines have experienced increased competition and pressure on rates due to market conditions. However, both U.S. Operations and International Operations saw overall rate increases for the three and six months ended June 30, 2018. Consolidated earned premiums increased for the three and six months ended June 30, 2018 as compared to the same periods in 2017 due to increased gross and net written premiums in the trailing twelve-month period.
Net Investment Income
The decreases in consolidated net investment income for both the three and six months ended June 30, 2018 as compared to the same periods ended 2017 were primarily attributable to decreased income from our alternative investment portfolio. Our second quarter 2017 net investment income included $11.6 million of pre-tax net investment gains relating to net asset sales initiated by an equity investee. The decreases in net investment income from our alternative investment portfolio were partially offset by increased income from fixed maturities and short-term investments due to a combination of an increased asset base and higher yields during the three and six months ended June 30, 2018.
Net Realized Investment Gains/Losses
Consolidated net realized investment gains for the three months ended June 30, 2018 included a $4.3 million increase in the fair value of equity securities. The remaining $6.2 million net realized investment gain consisted of $8.5 million in realized gains primarily from the sale of equity securities and $1.4 million of foreign currency exchange losses. Additionally, for the three months ended June 30, 2018, we recognized $0.9 million in other-than-temporary impairment losses on fixed maturity securities.
Consolidated net realized investment gains for the three months ended June 30, 2017 consisted of $14.8 million in realized gains from the sale of equity and fixed maturity securities. Partially offsetting these realized gains was $9.2 million of realized foreign currency exchange losses generated by foreign currency rate changes, including $5.6 million realized loss on our foreign currency forward contracts and $3.3 million on our fixed maturity portfolio. For the three months ended June 30, 2017, we recognized $1.1 million in other-than-temporary impairment losses within our equity portfolio.
Consolidated net realized investment losses for the six months ended June 30, 2018 included a $26.6 million decrease in the fair value of equity securities. The remaining $21.4 million net realized investment gain consisted of $20.8 million in realized gains primarily from the sale of equity securities and $2.5 million of foreign currency exchange gains, including $1.9 million on our forward currency forward contracts. Additionally, for the six months ended June 30, 2018, we recognized $1.9 million in other-than-temporary impairment losses on fixed maturity securities.
Consolidated net realized investment gains for the six months ended June 30, 2017 consisted of $34.6 million in realized gains from the sale of equity and fixed maturity securities. Partially offsetting these realized gains was $14.0 million of realized foreign currency exchange losses generated by foreign currency rate changes, including $7.8 million on our fixed maturity portfolio and $5.6 million realized loss on our foreign currency forward contracts. For the six months ended June 30, 2017, we recognized $1.5 million in other-than-temporary impairment losses within our equity portfolio.
Loss and Loss Adjustment Expenses
The consolidated loss ratio for the three months ended June 30, 2018 was 58.8%, compared to 57.8% for the same period in 2017. The 1.0 percentage point increase was driven by a higher current accident year non-catastrophe loss ratio (2.0 percentage point impact), partially offset by lower catastrophe losses (0.7 percentage point impact) and higher net favorable prior-year reserve development (0.3 percentage point impact).
The consolidated loss ratio for the first six months of 2018 was 58.0%, compared to 58.2% for the same period in 2017. This modest decrease in the loss ratio includes a 1.2 percentage point favorable impact related to net favorable prior-year reserve development for the first six months of 2018 versus net unfavorable prior-year reserve development for the same period in 2017. Partially offsetting the impact of prior-year reserve development was a 1.1 percentage point increase in the current accident year non-catastrophe loss ratio. The loss ratio impact from catastrophe losses for the first six months of 2018 was relatively flat compared to the same period in 2017.

The following table summarizes the above referenced prior-year loss reserve development for the six months ended June 30, 2018 with respect to net loss reserves by line of business as of December 31, 2017.

(in millions)	Net Reserves 2017	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2017 Net Reserves
General liability	$1,142.1	$(8.6)	(0.8)%
Workers compensation	308.7	—	—%
Commercial multi-peril	147.5	6.5	4.4%
Commercial auto liability	99.9	1.3	1.3%
Reinsurance - nonproportional assumed property	80.7	(4.9)	(6.1)%
Special property	80.9	3.1	3.8%
Syndicate 1200 specialty	44.2	6.7	15.2%
Fidelity/Surety	44.1	(4.2)	(9.5)%
Syndicate 1200 property	104.2	(4.2)	(4.0)%
All other lines	435.7	(0.1)	—%
Total	$2,488.0	$(4.4)	(0.2)%

Consolidated gross reserves for losses and loss adjustment expenses were $4,242.9 million (including $212.1 million of reserves attributable to our syndicate trade capital providers) and $3,632.8 million (including $200.2 million of reserves attributable to our syndicate trade capital providers) as of June 30, 2018 and 2017, respectively. Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future favorable or unfavorable loss development, which may be material, will not occur.
Underwriting, Acquisition and Insurance Expenses
Consolidated underwriting, acquisition and insurance expenses were $156.8 million for the three months ended June 30, 2018 compared to $154.7 million for the same period ended 2017. The expense ratio for the three months ended June 30, 2018 was 37.5% compared to 38.8% for the same period ended 2017. For the six months ended June 30, 2108, consolidated underwriting, acquisition and insurance expenses were $317.0 million compared to $308.3 million for the comparable 2017 six month period. The expense ratio for the six months ended June 30, 2018 and June 30, 2017 was 38.1% and 39.6%, respectively. Our consolidated underwriting, acquisition and insurance expenses include certain costs associated with our holding company.
The improvement in both the three and six month 2018 periods compared to the 2017 periods reflect the benefits of scale due to increased net earned premiums and lower acquisition costs, notably increased reinsurance commissions. In addition, the 2017 six month period included one-time charges of $4.0 million associated with the outsourcing of certain IT functions and $2.5 million of costs related to the acquisition of Ariel Re.
Interest Expense
Consolidated interest expense was $7.8 million and $15.5 million for the three and six months ended June 30, 2018, respectively, compared to $7.0 million and $12.9 million for the same periods ended 2017. The increase was primarily attributable to increases in short-term LIBOR rates throughout the first six months of 2018, as compared to the same periods in 2017. Additionally, during the first half of 2018, we incurred a full six months of interest expense on the debt acquired as part of the February 6, 2017 Maybrooke acquisition and the $125.0 million term loan entered into during the first quarter of 2017 to help fund that transaction. Comparatively, these same debt instruments accrued interest at a lower rate and for less than the full six months during the period ended June 30, 2017.
Foreign Currency Exchange Gains/Losses
Consolidated foreign currency exchange gains were $5.5 million and $0.6 million for the three and six months ended June 30, 2018, respectively, as compared to foreign currency exchange losses of $4.6 million and $3.9 million for the three and six months ended June 30, 2017. The changes in the foreign currency exchange gains/losses were due to fluctuations of the U.S. Dollar, on a weighted average basis, against the currencies in which we transact our business. For the three months and six months ended June 30, 2018, the foreign currency exchange gains were primarily driven by the U.S. Dollar strengthening against all our major transactional currencies during both periods. For the three months and six months ended June 30, 2017, the U.S. Dollar weakened against all our major transactional currencies except the Brazilian Real.

Income Tax Provision
The consolidated income tax provision represents the income tax expense or benefit associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the provision for income taxes represents taxes on the net income for our Belgium, Brazil, Ireland, Italy, Malta, Switzerland, United Kingdom and United States operations. The consolidated provision for income taxes was $15.3 million for the three months ended June 30, 2018 compared to $4.8 million for the same period ended 2017. The effective tax rate increased to 26.9% for the three months ended June 30, 2018 from 9.4% for the same period ended 2017. The consolidated provision for income taxes was $15.5 million for the six months ended June 30, 2018 compared to $10.8 million for the same period ended 2017. The effective tax rate increased to 18.9% for the six months ended June 30, 2018 from 11.5% for the same period ended 2017. The increases in the effective tax rate for the comparative quarter-to-date and year-to-date periods were due to the jurisdictional mix of taxable income in the second quarter and first six months of 2018 being concentrated in the U.S. compared to our lower or non-taxing jurisdictions in the respective periods.

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

•	Professional includes various professional lines products including errors & omissions, management liability (including directors and officers) and cyber coverages.

•	Specialty includes niche insurance coverages including marine & energy, accident & health and surety product offerings.
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

U.S. Operations
The following table summarizes the results of operations for the U.S. Operations segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Gross written premiums	$410.0	$365.0	$782.8	$700.0
Earned premiums	$267.0	$229.1	$529.3	$450.3
Losses and loss adjustment expenses	155.6	122.8	311.8	245.8
Underwriting, acquisition and insurance expenses	85.0	77.0	175.1	154.4
Underwriting income	26.4	29.3	42.4	50.1
Net investment income	20.7	27.3	43.3	47.2
Interest expense	(4.1)	(3.8)	(8.0)	(6.5)
Fee and other income	—	2.4	—	4.4
Fee and other expense	(0.5)	(2.2)	(1.2)	(5.0)
Income before income taxes	$42.5	$53.0	$76.5	$90.2
Loss ratio	58.3%	53.6%	58.9%	54.6%
Expense ratio	31.8%	33.6%	33.1%	34.3%
Combined ratio	90.1%	87.2%	92.0%	88.9%
The following tables contain reconciliations of certain non-GAAP financial measures to their most directly comparable GAAP measures for our U.S. Operations.

	For the Three Months Ended June 30,
(in millions)	2018		2017
	Amount	Ratio	Amount	Ratio
Earned premiums	$267.0		$229.1

Losses and loss adjustment expenses, as reported	$155.6	58.3%	$122.8	53.6%
Less:
Favorable prior accident year loss development	(3.1)	(1.2)%	(12.8)	(5.6)%
Catastrophe losses	1.3	0.5%	4.0	1.8%
Current accident year non-catastrophe losses	$157.4	59.0%	$131.6	57.4%
Expense ratio		31.8%		33.6%
Combined ratio, as adjusted		90.8%		91.0%

	For the Six Months Ended June 30,
(in millions)	2018		2017
	Amount	Ratio	Amount	Ratio
Earned premiums	$529.3		$450.3

Losses and loss adjustment expenses, as reported	$311.8	58.9%	$245.8	54.6%
Less:
Favorable prior accident year loss development	(4.1)	(0.8)%	(18.0)	(4.0)%
Catastrophe losses	5.6	1.1%	4.8	1.1%
Current accident year non-catastrophe losses	$310.3	58.6%	$259.0	57.5%
Expense ratio		33.1%		34.3%
Combined ratio, as adjusted		91.7%		91.8%

Gross Written and Earned Premiums
Gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended June 30,
	2018		2017
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$71.8	$32.4	$69.4	$30.0
Liability	245.6	173.8	220.2	148.8
Professional	55.9	33.4	40.6	28.5
Specialty	36.7	27.4	34.8	21.8
Total	$410.0	$267.0	$365.0	$229.1

	For the Six Months Ended June 30,
	2018		2017
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$117.4	$67.1	$125.3	$59.0
Liability	488.7	345.7	438.2	294.6
Professional	103.2	62.5	73.7	54.7
Specialty	73.5	54.0	62.8	42.0
Total	$782.8	$529.3	$700.0	$450.3
Property
The 3.5% increase in gross written premiums for Property for the three months ended June 30, 2018 as compared to the same period ended 2017 was primarily attributable to increases in our excess and surplus lines business on both primary and excess layers and net increases within our program business. Within programs we generated increases in gross written premium driven by existing and new programs. These increases were partially offset by the termination of a property program and planned reductions in other classes of business, most notably within inland marine, that did not meet certain financial and operational objectives. The timing of the termination of the property program had a more pronounced impact on the gross written premiums for the six months ended June 30, 2018, resulting in a decline compared to the six months ended June 30, 2017.
Liability
The increase in gross written Liability for the three and six months ended June 30, 2018 as compared to the same periods ended 2017 was primarily attributable to capitalizing on strategic growth initiatives in the general casualty lines, growth in writings due to the upturn in the coal market, and increases in our contract binding, transportation, and environmental business partially offset by planned reductions within allied medical writings.
Professional
The growth in gross written premiums within Professional lines for the three months and six months ended June 30, 2018 compared to the same periods ended 2017 reflects continued investment in both human and technology resources, new product filings within professional liability, new business within our management liability and errors and omissions lines, and to a lesser degree the introduction of two new programs.
Specialty
The increase in gross written and earned premiums for specialty for the three and six months ended June 30, 2018 as compared to the same periods ended 2017 was driven by growth from new business in our surety lines and new products within our programs division.

Loss and Loss Adjustment Expenses
The loss ratio for the second quarter of 2018 was 58.3%, compared to 53.6% for the second quarter of 2017. The higher loss ratio in the second quarter of 2018 reflects less net favorable prior-year reserve development than the same period in 2017, partially offset by lower catastrophe losses. The current accident year non-catastrophe loss ratio for the second quarter of 2018 was 59.0%, compared to 57.4% for the second quarter of 2017. This increase is primarily related to a number of discrete non-catastrophe related property losses.
The loss ratios for the six months ended June 30, 2018 and 2017 were 58.9% and 54.6%, respectively. The higher loss ratio in the 2018 six month period reflects less net favorable prior-year reserve development than the same period in 2017. Catastrophe losses in both the 2018 and 2017 period increased the loss ratio by 1.1 percentage point. The current accident year non-catastrophe loss ratio for the six months ended June 30, 2018 was 58.6%, compared to 57.5% for the same period in 2017. This increase is primarily related to a number of discrete non-catastrophe related property losses.
Net favorable prior-year reserve development for the second quarter of 2018 was $3.1 million and $4.1 million for the six months ended June 30, 2018 and related primarily to Liability and Specialty lines, partially offset by adverse charges in older accident years relating to Professional lines. The net favorable prior-year reserve development for the second quarter of 2017 was $12.8 million and $18.0 million for the six months ended June 30, 2017, primarily to Liability and Specialty lines in both periods.
Catastrophe losses relating to US storm activity for the second quarter of 2018 were $1.3 million compared to catastrophe losses of $4.0 million in the second quarter of 2017. For the six months ended June 30, 2018 and 2017, catastrophe losses were $5.6 million and $4.8 million, respectively, both having a 1.1 percentage impact on the year to date loss ratios.
Underwriting, Acquisition and Insurance Expenses
The expense ratio for the second quarter of 2018 was 31.8%, compared to 33.6% for the second quarter of 2017. The expense ratio for the six months ended June 30, 2018 was 33.1%, compared to 34.3% for the comparable 2017 six month period. The improvement in the expense ratios reflects the overall increase in net earned premiums, and to a lesser extent lower acquisition costs, partially offset by continued strategic investments in people and technology in support of premium growth.
Fee and Other Income/Expense
Fee and other income, and the associated fee and other expense, for the three months ended June 30, 2018 decreased as compared to the same period in 2017. During the third quarter of 2017, we closed a transaction which transferred to a third party the distribution rights and operations of certain business managed on behalf of unaffiliated insurance companies. As such, fee income and expense related to this business is included in our results for the three and months ended June 30, 2017, but not the comparable 2018 periods.
International Operations
The following table summarizes the results of operations for the International Operations segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Gross written premiums	$292.6	$322.1	$630.3	$585.7
Earned premiums	$150.5	$169.9	$302.9	$328.1
Losses and loss adjustment expenses	88.7	106.1	167.9	203.2
Underwriting, acquisition and insurance expenses	55.4	62.8	112.8	120.3
Underwriting income	6.4	1.0	22.2	4.6
Net investment income	8.4	10.1	17.2	16.7
Interest expense	(2.3)	(2.3)	(4.6)	(4.3)
Fee and other income	1.2	0.7	2.4	1.5
Fee and other expense	(0.5)	(0.4)	(1.1)	(1.1)
Income before income taxes	$13.2	$9.1	$36.1	$17.4
Loss ratio	58.9%	62.4%	55.4%	61.9%
Expense ratio	36.8%	37.0%	37.2%	36.7%
Combined ratio	95.7%	99.4%	92.6%	98.6%

The following tables contain reconciliations of certain non-GAAP financial measures to their most directly comparable GAAP measures for our International Operations.

	For the Three Months Ended June 30,
(in millions)	2018		2017
	Amount	Ratio	Amount	Ratio
Earned premiums	$150.5		$169.9

Losses and loss adjustment expenses, as reported	$88.7	58.9%	$106.1	62.4%
Less:
(Favorable) unfavorable prior accident year loss development	(0.5)	(0.3)%	10.0	5.9%
Catastrophe losses	0.4	0.3%	0.5	0.2%
Current accident year non-catastrophe losses	$88.8	58.9%	$95.6	56.3%
Expense ratio		36.8%		37.0%
Combined ratio, as adjusted		95.7%		93.3%

	For the Six Months Ended June 30,
(in millions)	2018		2017
	Amount	Ratio	Amount	Ratio
Earned premiums	$302.9		$328.1

Losses and loss adjustment expenses, as reported	$167.9	55.4%	$203.2	61.9%
Less:
(Favorable) unfavorable prior accident year loss development	(3.3)	(1.1)%	19.6	6.0%
Catastrophe losses	0.4	0.2%	1.5	0.4%
Current accident year non-catastrophe losses	$170.8	56.3%	$182.1	55.5%
Expense ratio		37.2%		36.7%
Combined ratio, as adjusted		93.5%		92.2%

Gross Written and Earned Premiums
Gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended June 30,
	2018		2017
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$107.5	$48.7	$117.2	$55.2
Liability	44.7	24.2	38.3	18.9
Professional	42.3	22.8	41.4	23.8
Specialty	98.1	54.8	125.2	72.0
Total	$292.6	$150.5	$322.1	$169.9

	For the Six Months Ended June 30,
	2018		2017
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$261.8	$106.7	$210.0	$115.8
Liability	91.9	44.3	70.3	37.5
Professional	88.7	48.1	77.6	47.7
Specialty	187.9	103.8	227.8	127.1
Total	$630.3	$302.9	$585.7	$328.1
Property
Gross written premiums for property decreased for the three months ended June 30, 2018 as compared to the same period in 2017 due to a number of strategic initiatives.
As part of the full integration of the reinsurance business of Ariel Re which we acquired in 2017, beginning in 2018 we changed the capital structure supporting that business by introducing certain third party trade capital to share in the risk and exposures we underwrite (based on predetermined percentages). This trade capital receives a corresponding proportion of the gross written premiums. As such, this structure has the effect of reducing the gross written premiums reported in our financial statements. In exchange, we receive certain remuneration for generating this business and for the underlying underwriting performance. There was no such structure for our Ariel Re business in 2017.
The decline in Property premiums also reflects the effects of planned corrective underwriting actions relating to Syndicate 1200 Property D&F business, which began during 2017.
The noted declines were partially offset by geographic expansion into Europe during 2018 and growth in Bermuda driven by new business, increasing rates and increased participation on renewal business.
For the six months ended June 30, 2018, the increase in premiums is due to the timing of Ariel Re acquisition, partially offset by the items noted as declines in the three month discussion. Ariel Re has a significant property contract that is subject to renewal in January of each year. The Ariel Re transaction closed in February 2017; as such the January 2017 premium for Ariel Re is not included in our results while the 2018 renewal is included in our gross written premiums.
Liability
The increase in gross written and earned premiums for liability for the three and six months ended June 30, 2018 as compared to the same periods in 2017 was primarily attributable to planned geographic expansion into Europe, growth in new business writings in Syndicate 1200 in certain motor business, and increased writings in small-to-medium sized enterprise package business resulting from prior years of account binder premium increases. These increases are partially offset by the non-renewal of certain utility accounts previously underwritten in Bermuda.
Professional
The increase in gross written and earned premiums for professional lines for the three months and six months ended June 30, 2018 as compared to the same period in 2017 was primarily attributable to growth in Syndicate 1200 due to increased writings in cyber and medical malpractice. In addition, Bermuda and Europe increased their writings in errors and omissions and directors and officers lines. Brazil also saw an increase in written premiums, primarily due to strategic digital initiatives.
Specialty
The decrease in Specialty lines was due to the aforementioned change in capital structure of Ariel Re and the resulting use of third party trade capital, and planned non-renewal of a number of unprofitable accounts within certain classes of Syndicate 1200’s marine and energy business. This decrease was partially offset by increased writings due to geographic expansion into Europe.
Loss and Loss Adjustment Expenses
The loss ratio for the second quarter of 2018 was 58.9%, compared to 62.4% for the second quarter of 2017. The lower loss ratio in second quarter of 2018 is due to a 6.2 point improvement in net prior-year reserve development compared to the second quarter of 2017, partially offset by an increase in the current accident year non-catastrophe loss ratio. The current accident year non-catastrophe loss ratio for the second quarter of 2018 was 58.9%, compared to 56.3% for the second quarter of 2017. The increase in the current accident year non-catastrophe loss ratio is driven by business mix changes, primarily due to losses attributable to the use of trade capital for our Reinsurance Property business which generally carry a lower loss ratio than we retain across our International Operations. In addition, the current accident non-catastrophe loss ratio was adversely impacted by specific property and cargo losses.
The loss ratio for the 2018 six month period was 55.4%, compared to 61.9% for the 2017 six month period. This lower loss ratio was due to a 7.1 point improvement in net prior-year reserve development compared to the second quarter of 2017, partially offset by an increase in the current accident year non-catastrophe loss ratio. The current accident year non-catastrophe loss ratio for the 2018 six month period was 56.3%, compared to 55.5% for the 2017 six month period. The increase in the current accident year non-catastrophe loss ratio is driven by the aforementioned business mix changes and specific property and cargo losses.
For the second quarter of 2018, net favorable prior-year reserve development was $0.5 million, compared to net adverse prior-year reserve development of $10.0 million in the second quarter of 2017 which related primarily to Property, Liability, and Specialty lines. For the 2018 six month period, net favorable prior-year reserve development was $3.3 million, compared to a net adverse prior-year reserve development charge of $19.6 million. The 2017 charge includes amounts related to Hurricane Matthew and the Ogden Rate Change in the United Kingdom. The charge on Hurricane Matthew was due to an unexpected reporting lag on binder business which impacted a number of insurance carriers across the Lloyd's market.
Catastrophe losses for the second quarter of 2018 were $0.4 million, consistent with the second quarter of 2017. Catastrophe losses for the 2018 and 2017 six month period were $0.4 million (a 0.2% impact on the 2018 loss ratio) and $1.5 million (a 0.4% impact on the 2017 loss ratio), respectively.
Underwriting, Acquisition and Insurance Expenses
The expense ratio for the second quarter of 2018 was 36.8%, compared to 37.0% for the second quarter of 2017. The modest decrease in the expense ratio relates to modestly lower acquisition costs associated with syndicate operations, partially offset by certain investments in support of strategic growth areas, most notably in Europe, Latin America and Asia Pacific.
The expense ratio for the 2018 six month period was 37.2%, compared to 36.7% for the 2017 six month period. The increase in the expense ratio relates to certain investments in support of strategic growth areas, most notably in Europe, Latin America and Asia Pacific and to lower earned premium base.
Fee and Other Income/Expense
Fee income and other income represent fees and profit commission derived from the management of third party capital for our underwriting syndicates at Lloyd’s. The increase in fee and other income for the three and six months ended June 30, 2018 as compared to the same period in 2017 was primarily due to fee income earned during the second quarter of 2018 from trade capital providers’ for managing their participation in Syndicate 1910. In 2017, Syndicate 1910 did not have trade capital participants. Fee and other expenses were comparable for the periods presented.

Run-off Lines
The following table summarizes the results of operations for the Run-off Lines segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Earned premiums	$0.2	$0.1	$0.2	$0.1
Losses and loss adjustment expenses	1.2	1.7	3.0	4.1
Underwriting, acquisition and insurance expenses	0.9	2.1	1.6	4.0
Underwriting loss	(1.9)	(3.7)	(4.4)	(8.0)
Net investment income	2.0	2.9	4.2	5.0
Interest expense	(0.4)	(0.4)	(0.8)	(0.7)
Loss before income taxes	$(0.3)	$(1.2)	$(1.0)	$(3.7)
Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses for the three months ended June 30, 2018 was the result of net unfavorable loss reserve development on prior accident years of $0.7 million in other run-off lines and $0.5 million in Risk Management. Losses and loss adjustment expenses for the three months ended June 30, 2017 was the result of net unfavorable loss reserve development on prior accident years of $1.0 million in our risk management lines and $0.7 million in our other run-off lines.
Losses and loss adjustment expenses for the six months ended June 30, 2018 was the result of net unfavorable loss reserve development on prior accident years of $2.0 million in other run-off lines and $1.0 million in Risk Management. Losses and loss adjustment expenses for the six months ended June 30, 2017 was the result of net unfavorable loss reserve development on prior accident years of $1.9 million in our risk management lines and $2.2 million in our other run-off lines.
The following table represents a reconciliation of total gross and net reserves for the Run-off Lines. Amounts in the net column are reduced by reinsurance recoverable.

	For the Six Months Ended June 30,
	2018		2017
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$55.9	$47.2	$48.4	$40.6
Incurred losses	0.3	0.3	0.5	0.5
Losses paid	(3.8)	(3.7)	(6.2)	(5.8)
Loss reserves - asbestos and environmental, end of period	52.4	43.8	42.7	35.3
Risk management reserves	212.3	133.4	234.3	146.4
Run-off reinsurance reserves	1.7	1.7	2.0	2.0
Other run-off lines	0.8	0.8	3.6	3.6
Total loss reserves - Run-off Lines	$267.2	$179.7	$282.6	$187.3
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the Run-off Lines segment consists primarily of administrative expenses. The decrease in underwriting expense for three months and six months ended June 30, 2018 as compared to the same periods ended 2017 was primarily attributable to decreased overhead expenses.
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

Cash provided by operating activities can fluctuate due to a timing difference in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the six months ended June 30, 2018 and 2017, net cash provided by operating activities was $125.9 million and $37.3 million, respectively. The increase in cash flows from operating activities in 2018 from 2017 is attributable to various fluctuations within our operating activities, primarily driven by cash received from certain third parties in advance of certain large claim settlements related to the third quarter 2017 hurricanes. This transaction is included in the line item "Other, net" in the operating activities section of our Consolidated Statements of Cash Flows.
For the six months ended June 30, 2018 and 2017, net cash used in investing activities was $137.8 million and $14.5 million, respectively. The increase in cash used in investing was mainly the result of the increase in cash used to purchase short-term investments, partially offset by the proceeds from sales of fixed maturities and equity securities. Included in the cash used in investing activities for the six months ended June 30, 2017 was $235.3 million cash outflow related to the purchase of Maybrooke, net of $130.1 million of cash acquired. As of June 30, 2018, $449.4 million of the investment portfolio was invested in short-term investments.
For six months ended June 30, 2018, net cash used in financing activities was $37.9 million, as compared to net cash provided by financing activities of $106.1 million for the six months ended June 30, 2017. During the six months ended June 30, 2017, we borrowed $125.0 million as a term loan under our credit facility to help fund the acquisition of Maybrooke. During the six months ended June 30, 2018 and 2017, we repurchased 344,533 and 46,500 of our common shares for a total cost of $20.4 million and $2.8 million, respectively. We paid cash dividends to our shareholders totaling $18.7 million and $16.6 million during the six months ended June 30, 2018 and 2017, respectively.
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
On March 3, 2017, each of Argo Group, Argo Group US, Inc., Argo International Holdings Limited, and Argo Underwriting Agency Limited (the “Borrowers”) entered into a $325 million credit agreement (“Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement replaced and terminated the original $175 million credit agreement. The Credit Agreement provides for a $200.0 million revolving credit facility with a maturity date of March 3, 2022 unless extended in accordance with the terms of the Credit Agreement. In addition, the Credit Agreement includes a $125 million term loan borrowing, which Argo Group used to pay off in its entirety the $125.0 million borrowing drawn on January 31, 2017 under the prior credit agreement to help fund the acquisition of Maybrooke. At June 30, 2018, the $125.0 million drawn on this term loan remained outstanding, with a maturity date of March 3, 2019. The term loan bears interest based on a variable rate, which resets and is payable based on reset options we select pursuant to the terms of the Credit Agreement. As of June 30, 2018, the interest rate on this debt was equal to the two-month LIBOR (2.12% at June 30, 2018) plus 150 basis points, or 3.62%.
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
Included in the Credit Agreement is a provision that allows up to $200.0 million of the revolving credit facility to be used for letters of credit (“LOCs”), subject to availability. As of June 30, 2018, there were no borrowings outstanding and $0.5 million in LOCs against the revolving credit facility.
On August 6, 2018, our Board of Directors declared a quarterly cash dividend in the amount of $0.27 on each share of common stock outstanding. The dividend will be paid on September 14, 2018 to shareholders of record at the close of business on August 31, 2018.
On May 3, 2016, our Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous repurchase authorizations. Shares purchased are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of June 30, 2018, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $64.6 million.

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
Interest Rate Risk
Our primary market risk exposure is the exposure of our fixed maturity investment portfolio to interest rate risk and the changes in interest rates. Fluctuations in interest rates have a direct impact on the fair valuation of these securities. As interest rates rise, the fair value of our fixed maturity portfolio falls, and the converse is also true. We manage interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates. The model duration of the assets comprising our fixed maturity investment portfolio was 2.59 years and 2.57 years at June 30, 2018 and December 31, 2017, respectively.
Credit Risk
We have exposure to credit risk on losses recoverable from reinsurers and receivables from insureds. Our controls to mitigate this risk include limiting our exposure to any one counterparty, evaluating the financial strength of our reinsurers, generally requiring minimum credit ratings and in certain cases receiving collateral from our reinsurers and insureds.
We also have exposure to credit risk in our investment holdings. Our risk management strategy and investment policy attempts to mitigate this risk by primarily investing in debt instruments of high credit quality issuers, limiting credit concentration, monitoring the credit quality of issuers and counterparties and diversifying issuers. The weighted average rating of our fixed maturity investments was A+ with 86.1% and 87.1% rated investment grade or better (BBB- or higher) at June 30, 2018 and December 31, 2017, respectively.
Our portfolio also includes alternative investments with a carrying value at June 30, 2018 and December 31, 2017 of $525.9 million and $543.6 million (11.0% and 11.5% of total invested assets) respectively. We may invest in both long and short equities, corporate debt securities, currencies, real estate, commodities and derivatives. We attempt to mitigate our risk by selecting managers with extensive experience, proven track records and robust controls and processes. We also mitigate our risk by diversifying through multiple managers and different types of assets and asset classes.
Equity Price Risk
We hold a diversified portfolio of equity securities with a fair value of $492.2 million and $487.4 million (10.3% and 10.3% of total invested assets) at June 30, 2018 and December 31, 2017, respectively. Our equity securities are exposed to equity price risk which is defined as the potential for loss in fair value due to a decline in equity prices. We believe the diversification of our equity securities among various industries, market segments and issuers mitigates our exposure to equity price risk.

Foreign Currency Risk
We have exposure to foreign currency risk in our insurance contracts, invested assets and to a lesser extent, a portion of our debt. We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance contracts that are payable in currencies other than the U.S. Dollar with cash and investments that are denominated in such currencies. We also use foreign exchange forward contracts to mitigate this risk. We recognized $19.5 million and $23.9 million in losses from movements in foreign currency rates for the three and six months ended June 30, 2018, respectively. We recognized $7.8 million and 11.9 millions in losses from movements in foreign currency rates for the three and six months ended June 30, 2017, respectively. We recognized $0.7 million in losses and $1.9 million in gains on our foreign currency forward contacts for the three and six months ended June 30, 2018, respectively. We recognized $5.7 million and $5.6 million in losses on our foreign currency forward contacts for the three and six months ended June 30, 2017, respectively.
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
There were no changes in the internal control over financial reporting made during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.
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
From January 1, 2018 through June 30, 2018, we have repurchased a total of 344,533 shares for a total cost of $20.4 million. Since the inception of the repurchase authorizations through June 30, 2018, we have repurchased 11,129,540 shares of our common stock at an average price of $39.87 for a total cost of $443.8 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of June 30, 2018, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $64.6 million. The following table provides information with respect to shares of our common stock that were repurchased or surrendered during the six months ended June 30, 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publically Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
April 1 through April 30, 2018	18,431	$57.35	—	$66,410,557
May 1 through May 31, 2018	36,242	$61.80	—	$66,410,557
June 1 through June 30, 2018	50,163	$60.87	29,947	$64,647,836
Total	104,836		29,947
Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under our various employee equity compensation plans. For the six months ended June 30, 2018, we received 74,889 shares of our common stock, with an average price paid per share of $61.26 that were surrendered by employees in payment for the minimum required withholding taxes. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.
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

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

August 7, 2018	By	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

August 7, 2018	By	/s/ Jay S. Bullock
Jay S. Bullock
Executive Vice President and Chief Financial Officer