Form 10-Q
period 2018-09-30
Argo Group International Holdings, Ltd.
filed 2018-11-06
CIK 1091748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 or the quarterly period ended September 30, 2018
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number: 1-15259
ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0214719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
110 Pitts Bay Road Pembroke HM08 Bermuda	P.O. Box HM 1282 Hamilton HM FX Bermuda
(Address of principal executive offices)	(Mailing address)
(441) 296-5858
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Indicate the number of shares outstanding (net of treasury shares) of each of the issuer’s classes of common shares as of November 1, 2018.

Title	Outstanding
Common Shares, par value $1.00 per share	33,891,236

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares and per share amounts)

	September 30, 2018	December 31, 2017 *
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost: 2018 - $3,496.5; 2017 - $3,320.6)	$3,456.2	$3,343.4
Equity securities, at fair value (cost: 2018 - $358.6; 2017 - $338.2)	486.5	487.4
Other investments (cost: 2018 - $477.8; 2017 - $534.1)	487.5	543.6
Short-term investments, at fair value (cost: 2018 - $434.5; 2017 - $368.5)	434.5	368.5
Total investments	4,864.7	4,742.9
Cash	118.5	176.6
Accrued investment income	26.3	23.5
Premiums receivable	708.9	598.6
Reinsurance recoverables	2,208.2	2,093.3
Goodwill	161.4	161.4
Intangible assets, net of accumulated amortization	110.5	96.8
Current income taxes receivable, net	—	1.4
Deferred acquisition costs, net	174.6	160.4
Ceded unearned premiums	515.6	399.5
Other assets	391.0	309.6
Total assets	$9,279.7	$8,764.0
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$4,291.7	$4,201.0
Unearned premiums	1,387.5	1,207.7
Accrued underwriting expenses	122.6	115.3
Ceded reinsurance payable, net	885.4	734.0
Funds held	38.8	42.7
Senior unsecured fixed rate notes	139.8	139.6
Other indebtedness	183.9	184.5
Junior subordinated debentures	256.9	256.6
Current income taxes payable, net	8.1	—
Deferred tax liabilities, net	14.0	31.3
Other liabilities	132.9	31.6
Total liabilities	7,461.6	6,944.3
Commitments and contingencies (Note 14)
Shareholders' equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 45,188,722 and 40,385,309 shares issued at September 30, 2018 and December 31, 2017, respectively	45.2	40.4
Additional paid-in capital	1,368.7	1,129.1
Treasury shares (11,285,996 and 10,785,007 shares at September 30, 2018 and December 31, 2017, respectively)	(453.4)	(423.4)
Retained earnings	915.7	977.0
Accumulated other comprehensive (loss) income, net of taxes	(58.1)	96.6
Total shareholders' equity	1,818.1	1,819.7
Total liabilities and shareholders' equity	$9,279.7	$8,764.0
*    Derived from audited consolidated financial statements.
See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except number of shares and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Premiums and other revenue:
Earned premiums	$446.9	$389.3	$1,279.3	$1,167.8
Net investment income	34.5	30.9	103.7	105.0
Fee and other income	3.3	13.0	7.2	20.4
Net realized investment gains (losses):
Net realized investment gains	9.7	6.0	31.1	25.1
Change in fair value of equity securities	4.5	—	(22.1)	—
Net realized investment gains	14.2	6.0	9.0	25.1
Total revenue	498.9	439.2	1,399.2	1,318.3
Expenses:
Losses and loss adjustment expenses	277.5	326.4	760.2	779.5
Underwriting, acquisition and insurance expenses	168.0	166.1	485.0	474.4
Interest expense	7.9	7.5	23.4	20.4
Fee and other expense	1.9	5.0	5.5	12.4
Foreign currency exchange (gains) losses	(1.7)	0.1	(2.3)	4.0
Total expenses	453.6	505.1	1,271.8	1,290.7
Income (loss) before income taxes	45.3	(65.9)	127.4	27.6
Income tax provision (benefit)	4.7	(4.6)	20.2	6.2
Net income (loss)	$40.6	$(61.3)	$107.2	$21.4
Net income (loss) per common share:
Basic	$1.20	$(1.78)	$3.16	$0.62
Diluted	$1.17	$(1.78)	$3.09	$0.60
Dividend declared per common share	$0.27	$0.23	$0.81	$0.70
Weighted average common shares:
Basic	33,956,695	34,475,452	33,921,632	34,586,931
Diluted	34,656,328	34,475,452	34,688,843	35,527,173

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net realized investment gains before other-than-temporary impairment losses	$14.2	$6.2	$10.9	$26.8
Other-than-temporary impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturities	—	(0.1)	(1.9)	(0.1)
Other-than-temporary impairment losses on equity securities	—	(0.1)	—	(1.6)
Impairment losses recognized in earnings	—	(0.2)	(1.9)	(1.7)
Net realized investment gains	$14.2	$6.0	$9.0	$25.1

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$40.6	$(61.3)	$107.2	$21.4
Other comprehensive (loss) income:
Foreign currency translation adjustments	(0.8)	0.4	(4.8)	(0.2)
Unrealized (losses) gains on securities:
(Losses) gains arising during the year	(2.4)	38.5	(63.8)	100.1
Reclassification adjustment for losses (gains) included in net income	(2.4)	(17.4)	0.2	(36.3)
Other comprehensive (loss) income before tax	(5.6)	21.5	(68.4)	63.6
Income tax provision related to other comprehensive (loss) income:
Unrealized (losses) gains on securities:
(Losses) gains arising during the year	(1.1)	10.1	(10.4)	26.0
Reclassification adjustment for losses (gains) included in net income	(0.3)	(5.5)	(0.1)	(11.7)
Income tax (benefit) provision related to other comprehensive income	(1.4)	4.6	(10.5)	14.3
Other comprehensive (loss) income, net of tax	(4.2)	16.9	(57.9)	49.3
Comprehensive income (loss)	$36.4	$(44.4)	$49.3	$70.7

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except number of shares and per share amounts)
(Unaudited)

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity
Balance, December 31, 2016	$40.0	$1,123.3	$(378.2)	$959.9	$47.7	$1,792.7
Net income	—	—	—	21.4	—	21.4
Other comprehensive income, net of tax	—	—	—	—	49.3	49.3
Repurchase of common shares (612,034 at a weighted average price of $59.75)	—	—	(36.6)	—	—	(36.6)
Activity under stock incentive plans	0.4	11.3	—	—	—	11.7
Retirement of common shares (tax payments on equity compensation)	(0.1)	(6.7)	—	—	—	(6.8)
Employee stock purchase plan	—	1.2	—	—	—	1.2
Cash dividend declared - common shares ($0.70/share)	—	—	—	(24.9)	—	(24.9)
Balance, September 30, 2017	$40.3	$1,129.1	$(414.8)	$956.4	$97.0	$1,808.0

Balance, December 31, 2017	$40.4	$1,129.1	$(423.4)	$977.0	$96.6	$1,819.7
Net income	—	—	—	107.2	—	107.2
Other comprehensive loss, net of tax	—		—	—	(57.9)	(57.9)
Repurchase of common shares (500,989 at a weighted average price of $59.83)	—	—	(30.0)	—	—	(30.0)
Activity under stock incentive plans	0.5	12.2	—	—	—	12.7
Retirement of common shares (tax payments on equity compensation)	(0.1)	(6.9)	—	—	—	(7.0)
Employee stock purchase plan	—	1.4	—	—	—	1.4
15% Stock Dividend	4.4	232.9	—	(237.3)	—	—
Cash dividend declared - common shares ($0.81/share)	—	—	—	(28.0)	—	(28.0)
Cumulative effect of adoption of ASU 2016-01, net of taxes	—	—	—	117.5	(117.5)	—
Cumulative effect of adoption of ASU 2018-02, net of taxes	—	—	—	(20.7)	20.7	—
Balance, September 30, 2018	$45.2	$1,368.7	$(453.4)	$915.7	$(58.1)	$1,818.1

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$107.2	$21.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	23.1	24.4
Share-based payments expense	14.4	11.2
Deferred income tax benefit, net	(7.4)	(6.4)
Net realized investment gains	(9.0)	(25.1)
Undistributed earnings from alternative investment portfolio	(20.7)	(38.6)
Loss on disposals of fixed assets, net	—	1.4
Change in:
Accrued investment income	(2.7)	(2.7)
Receivables	(148.5)	(690.9)
Deferred acquisition costs	(15.2)	(19.7)
Ceded unearned premiums	(114.6)	(65.8)
Reserves for losses and loss adjustment expenses	(19.2)	756.5
Unearned premiums	179.4	162.5
Ceded reinsurance payable and funds held	151.3	179.7
Income taxes	8.8	3.5
Accrued underwriting expenses	(1.0)	(42.5)
Other, net	85.1	(16.5)
Cash provided by operating activities	231.0	252.4
Cash flows from investing activities:
Sales of fixed maturity investments	1,158.6	1,069.7
Maturities and mandatory calls of fixed maturity investments	375.1	493.2
Sales of equity securities	165.0	140.0
Sales of other investments	93.6	68.3
Purchases of fixed maturity investments	(1,787.0)	(1,916.9)
Purchases of equity securities	(156.0)	(118.1)
Purchases of other investments	(34.2)	(25.2)
Change in foreign regulatory deposits and voluntary pools	13.4	(27.2)
Change in short-term investments	(47.2)	291.4
Settlements of foreign currency exchange forward contracts	2.0	—
Acquisition of Maybrooke, net of cash acquired	—	(105.2)
Cash acquired with acquisition of Ariscom	15.6	—
Purchases of fixed assets	(35.8)	(20.4)
Other, net	3.6	(15.6)
Cash used in investing activities	(233.3)	(166.0)
Cash flows from financing activities:
Additional long-term borrowings	—	125.0
Activity under stock incentive plans	1.0	0.9
Repurchase of Company's common shares	(30.0)	(36.6)
Payment of cash dividends to common shareholders	(28.0)	(24.9)
Cash (used in) provided by financing activities	(57.0)	64.4
Effect of exchange rate changes on cash	1.2	(1.0)
Change in cash	(58.1)	149.8
Cash, beginning of year	176.6	86.0
Cash, end of period	$118.5	$235.8

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
Effective March 5, 2018, we acquired 100% of the capital stock of Ariscom Compagnia di Assicurazioni S.p.A. (“Ariscom”) upon its release from extraordinary administration by the Italian insurance supervisory authority (“IVASS”). The acquisition is being accounted for in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations.” See Note 3, “Acquisition of Ariscom,” for additional discussion regarding the acquisition. The Consolidated Financial Statements as of and for the three and nine months ended September 30, 2018 and the Notes to the Consolidated Financial Statements reflect the consolidated results of Argo Group and Ariscom commencing on the date of acquisition.
The interim financial information as of, and for the three and nine months ended September 30, 2018 and 2017 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain reclassifications have been made to financial information presented for prior years to conform to the current year’s presentation.

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

2.    Recently Issued Accounting Pronouncements
On August 28, 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2018-13, "Fair Value Measurement (Topic 820)." ASU 2018-13 eliminates, adds and modifies certain disclosure requirements on fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within the year of adoption. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are applied prospectively for only the most recent interim or annual period presented in the initial fiscal year adoption. All other amendments are applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. We are currently in the process of evaluating the impact that the adoption of the ASU will have on our financial disclosures.
On February 14, 2018, the FASB issued ASU 2018-2, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” that allows a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings of the stranded tax effects in AOCI resulting from the Tax Cuts and Jobs Act (“TCJA”). Current guidance required the effect of a change in tax laws or rates on deferred tax balances to be reported in income from continuing operations in the accounting period that includes the period of enactment, even if the related income tax effects were originally charged or credited directly to AOCI. The amount of the reclassification would include the effect of the change in the US federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of TCJA related to items in AOCI. The updated guidance is effective for reporting periods beginning after December 15, 2018 and is to be applied retrospectively to each period in which the effect of the TCJA related to items remaining in AOCI are recognized or at the beginning of the period of adoption. Early adoption is permitted, including adoption in any interim period for public business entities for reporting periods for which financial statements have not yet been issued. We have adopted the guidance effective January 1, 2018. The adoption of this ASU does not affect the Company’s results of operations, financial position, or liquidity. As a result of adopting this ASU, we reclassified $20.7 million of previously recognized deferred taxes from accumulated other comprehensive income into retained earnings as of January 1, 2018.
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

In February 2016, the FASB issued ASU 2016-2, “Leases” (Topic 842). ASU 2016-2 requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additionally, the ASU modifies current guidance for lessors' accounting. In July 2018, the FASB issued Accounting Standards Update No. 2018-11 (ASU 2018-11): Leases (Topic 842): Targeted Improvements, which provides for an alternative transition method by allowing entities to initially apply the new leases standard at the adoption date (such as January 1, 2019) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (comparative periods presented in the financial statements will continue to be in accordance with current GAAP (Topic 840, Leases)). The standard will be effective for annual and interim periods beginning after December 15, 2018, with earlier application permitted.

We have entered into operating leases for office space and certain other assets.  We will adopt the new standard on the effective date of January 1, 2019, using a modified retrospective approach as permitted under ASU 2018-11. We continue to execute a project plan, which includes contract review and assessment, data collection, and evaluation of our systems, processes and internal controls. In addition, we are implementing a new lease accounting software which will facilitate the adoption of this standard.  We have also engaged a third party to assist with the implementation of this standard.   Although we continue to assess the impact of the standard on our consolidated financial statements, we believe adoption and implementation will result in an increase to assets and liabilities, as well as additional disclosures. We do not expect a material impact on our consolidated statement of income or cash flows.
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
The acquisition is being accounted for in accordance with ASC 805, “Business Combinations.” Purchase accounting, as defined by ASC 805, requires that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. We are in the process of finalizing our determination of fair values, including an independent appraisal of certain assets and liabilities, including intangible assets. We anticipate closing the fair value measurement period by the end of 2018. Ariscom’s financial position, results of operations, and cash flows were not material to our consolidated financial results as of and for the three and nine months ended September 30, 2018.

4.    Investments
Included in “Total investments” in our Consolidated Balance Sheets at September 30, 2018 and December 31, 2017 is $139.9 million and $130.8 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party participants that provide underwriting capital to the operations of Syndicate 1200.
Fixed Maturities
The amortized cost, gross unrealized gains, gross unrealized losses and fair value in fixed maturity investments were as follows:

September 30, 2018
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Governments	$288.8	$0.1	$8.1	$280.8
Foreign Governments	267.6	2.8	4.3	266.1
Obligations of states and political subdivisions	241.6	3.8	2.4	243.0
Corporate bonds	1,713.7	11.8	29.5	1,696.0
Commercial mortgage-backed securities	160.3	—	3.3	157.0
Residential mortgage-backed securities	390.2	1.7	12.0	379.9
Asset-backed securities	174.5	0.2	1.3	173.4
Collateralized loan obligations	259.8	1.3	1.1	260.0
Total fixed maturities	$3,496.5	$21.7	$62.0	$3,456.2

December 31, 2017
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Governments	$419.9	$0.2	$5.0	$415.1
Foreign Governments	229.0	6.7	2.5	233.2
Obligations of states and political subdivisions	327.7	9.3	1.1	335.9
Corporate bonds	1,514.5	24.4	13.2	1,525.7
Commercial mortgage-backed securities	136.3	0.1	1.5	134.9
Residential mortgage-backed securities	309.3	2.8	2.7	309.4
Asset-backed securities	161.3	0.7	0.8	161.2
Collateralized loan obligations	222.6	5.9	0.5	228.0
Total fixed maturities	$3,320.6	$50.1	$27.3	$3,343.4
Contractual Maturity
The amortized cost and fair values of fixed maturity investments as of September 30, 2018, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$251.2	$250.8
Due after one year through five years	1,522.2	1,508.3
Due after five years through ten years	586.4	575.7
Thereafter	151.9	151.1
Structured securities	984.8	970.3
Total	$3,496.5	$3,456.2
The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.
Other Investments
Details regarding the carrying value and unfunded investment commitments of other investments as of September 30, 2018 and December 31, 2017 were as follows:

September 30, 2018
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$126.2	$—
Private equity	203.6	118.0
Long only funds	153.4	—
Other	4.3	—
Total other investments	$487.5	$118.0

December 31, 2017
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$163.6	$—
Private equity	179.2	129.9
Long only funds	196.5	—
Other	4.3	—
Total other investments	$543.6	$129.9
The following describes each investment type:

•	Hedge funds: Hedge funds include funds that primarily buy and sell stocks, including short sales, multi-strategy credit, relative value credit and distressed credit.

•
Private equity: Private equity includes buyout funds, real asset/infrastructure funds, credit special situations funds, mezzanine lending funds and direct investments and strategic non-controlling minority investments in private companies that are principally accounted for using the equity method of accounting.

•	Long only funds: Our long only funds include a fund that primarily owns international stocks and funds that primarily own investment-grade corporate and sovereign fixed income securities.

•	Other: Other includes participation in investment pools.
Unrealized Losses and Other-Than-Temporary Impairments
An aging of unrealized losses on our investments in fixed maturities is presented below:

September 30, 2018	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$260.0	$7.2	$17.1	$0.9	$277.1	$8.1
Foreign Governments	229.5	4.2	5.0	0.1	234.5	4.3
Obligations of states and political subdivisions	76.0	1.6	14.4	0.8	90.4	2.4
Corporate bonds	1,234.1	27.6	23.1	1.9	1,257.2	29.5
Commercial mortgage-backed securities	133.1	2.3	15.7	1.0	148.8	3.3
Residential mortgage-backed securities	317.6	11.3	13.6	0.7	331.2	12.0
Asset-backed securities	141.9	1.0	6.3	0.3	148.2	1.3
Collateralized loan obligations	192.7	1.1	—	—	192.7	1.1
Total fixed maturities	$2,584.9	$56.3	$95.2	$5.7	$2,680.1	$62.0

December 31, 2017	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$313.7	$1.9	$83.7	$3.1	$397.4	$5.0
Foreign Governments	175.2	2.0	35.9	0.5	211.1	2.5
Obligations of states and political subdivisions	33.3	0.5	22.4	0.6	55.7	1.1
Corporate bonds	674.1	9.9	77.7	3.3	751.8	13.2
Commercial mortgage-backed securities	58.2	0.4	37.8	1.1	96.0	1.5
Residential mortgage-backed securities	164.4	1.6	52.4	1.1	216.8	2.7
Asset-backed securities	85.4	0.4	31.9	0.4	117.3	0.8
Collateralized loan obligations (1)	34.6	0.5	0.9	—	35.5	0.5
Total fixed maturities	$1,538.9	$17.2	$342.7	$10.1	$1,881.6	$27.3

(1)	Unrealized losses one year or greater are less than $0.1 million.
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
We hold a total of 8,864 securities, of which 3,437 were in an unrealized loss position for less than one year and 105 were in an unrealized loss position for a period one year or greater as of September 30, 2018. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increased credit spreads, foreign currency fluctuations and higher market yields relative to the date the securities were purchased, and for structured securities, by the performance of the underlying collateral, as well. In considering whether an investment is other-than-temporarily impaired or not, we also considered that we do not intend to sell the investments and it is unlikely that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. We do not consider these investments to be other-than-temporarily impaired at September 30, 2018.
We recognized other-than-temporary losses on our fixed maturities and equity portfolio as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Other-than-temporary impairment:
Corporate bonds	$—	$(0.1)	$(1.9)	$(0.1)
Equity securities	—	(0.1)	—	(1.6)
Other-than-temporary impairment losses	$—	$(0.2)	$(1.9)	$(1.7)
Net Realized Investment Gains and Losses
The following table presents our gross realized investment gains (losses):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Realized gains on fixed maturities and other
Fixed maturities	$4.6	$6.3	$15.8	$18.9
Equity securities (1)	—	9.4	—	37.1
Other and short-term investments	7.6	7.2	34.9	18.5
	12.2	22.9	50.7	74.5
Realized losses on fixed maturities and other
Fixed maturities	(2.8)	(4.8)	(14.2)	(16.0)
Equity securities (1)	—	(1.4)	—	(3.9)
Other and short-term investments	(8.8)	(10.5)	(34.4)	(27.8)
Other-than-temporary impairment losses on fixed maturities	—	(0.1)	(1.9)	(0.1)
Other-than-temporary impairment losses on equity securities	—	(0.1)	—	(1.6)
	(11.6)	(16.9)	(50.5)	(49.4)
Equity securities (1)
Net realized gains on equity securities sold during the period	9.1	—	30.9	—
Change in unrealized gains (losses) on equity securities held at the end of the period	4.5	—	(22.1)	—
Net realized gains on equity securities	13.6	—	8.8	—
Net realized investment gains before income taxes	14.2	6.0	9.0	25.1
Income tax expense	(3.3)	(2.2)	(2.8)	(7.9)
Net realized investment gains, net of income taxes	$10.9	$3.8	$6.2	$17.2

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

The cost of securities sold is based on the specific identification method.
Changes in unrealized appreciation (depreciation) related to investments are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Change in unrealized (losses) gains
Fixed maturities	$(4.3)	$9.5	$(63.2)	$41.6
Equity securities	—	11.7	—	20.2
Other investments	—	(0.1)	0.1	2.0
Short-term investments	(0.5)	—	(0.5)	—
Net unrealized investment (losses) gains before income taxes	(4.8)	21.1	(63.6)	63.8
Income tax benefit (expense)	1.4	(4.6)	10.5	(14.3)
Net unrealized investment (losses) gains, net of income taxes	$(3.4)	$16.5	$(53.1)	$49.5
Foreign Currency Exchange Forward Contracts

We entered into foreign currency exchange forward contracts to manage operational currency exposure on our Canadian dollar (“CAD”) investment portfolio, minimize negative impacts to investment portfolio returns, and gain exposure to a total return strategy which invests in multiple currencies.  The currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other liabilities.”  The gains and losses are included in “Net realized investment gains (losses)” in our Consolidated Statements of Income.
The fair value of our foreign currency exchange forward contracts as of September 30, 2018 and December 31, 2017 was as follows:

(in millions)	September 30, 2018	December 31, 2017
Operational currency exposure	$(4.7)	$(0.2)
Asset manager investment exposure	0.5	(0.9)
Total return strategy	(0.6)	0.7
Total	$(4.8)	$(0.4)
The following table represents our gross investment realized gains and losses on our foreign currency exchange forward contracts:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Realized gains
Operational currency exposure	$0.4	$1.8	$6.4	$7.5
Asset manager investment exposure	1.4	0.6	14.4	1.1
Total return strategy	5.6	4.1	12.5	7.7
Gross realized investment gains	7.4	6.5	33.3	16.3
Realized losses
Operational currency exposure	(2.7)	(4.2)	(7.0)	(10.1)
Asset manager investment exposure	(0.9)	(3.6)	(12.5)	(10.4)
Total return strategy	(5.2)	(3.5)	(13.3)	(6.2)
Gross realized investment losses	(8.8)	(11.3)	(32.8)	(26.7)
Net realized investment (losses) gains on foreign currency exchange forward contracts	$(1.4)	$(4.8)	$0.5	$(10.4)
Regulatory Deposits, Pledged Securities and Letters of Credit
We are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations.  We maintain assets pledged as collateral in support of irrevocable letters of credit issued under the terms of certain reinsurance agreements for reported loss and loss expense reserves. The following table presents our components of restricted assets at September 30:

(in millions)	September 30, 2018	September 30, 2017
Securities on deposit for regulatory and other purposes	$180.6	$177.8
Securities pledged as collateral for letters of credit	76.5	42.6
Securities and cash on deposit supporting Lloyd’s business	418.4	405.6
Total restricted investments	$675.5	$626.0
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

We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of September 30, 2018. A description of the valuation techniques we use to measure assets at fair value is as follows:
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
Transfers Between Level 1 and Level 2 Securities: There were no transfers between Level 1 and Level 2 securities during the three and nine months ended September 30, 2018.
Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	September 30, 2018	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
U.S. Governments	$280.8	$272.0	$8.8	$—
Foreign Governments	266.1	—	266.1	—
Obligations of states and political subdivisions	243.0	—	243.0	—
Corporate bonds	1,696.0	—	1,692.0	4.0
Commercial mortgage-backed securities	157.0	—	157.0	—
Residential mortgage-backed securities	379.9	—	379.9	—
Asset-backed securities	173.4	—	173.4	—
Collateralized loan obligations	260.0	—	260.0	—
Total fixed maturities	3,456.2	272.0	3,180.2	4.0
Equity securities	486.5	476.0	—	10.5
Other investments	95.1	—	95.1	—
Short-term investments	434.5	399.3	35.2	—
	$4,472.3	$1,147.3	$3,310.5	$14.5

(a)	Quoted prices in active markets for identical assets

(b)	Significant other observable inputs

(c)	Significant unobservable inputs

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2017	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
U.S. Governments	$415.1	$410.6	$4.5	$—
Foreign Governments	233.2	—	233.2	—
Obligations of states and political subdivisions	335.9	—	335.9	—
Corporate bonds	1,525.7	—	1,523.8	1.9
Commercial mortgage-backed securities	134.9	—	134.9	—
Residential mortgage-backed securities	309.4	—	309.4	—
Asset-backed securities	161.2	—	161.2	—
Collateralized loan obligations	228.0	—	228.0	—
Total fixed maturities	3,343.4	410.6	2,930.9	1.9
Equity securities	487.4	483.0	2.1	2.3
Other investments	108.8	—	108.8	—
Short-term investments	368.5	333.7	34.8	—
	$4,308.1	$1,227.3	$3,076.6	$4.2

(a)	Quoted prices in active markets for identical assets

(b)	Significant other observable inputs

(c)	Significant unobservable inputs

The fair value measurements in the tables above do not equal “Total investments” on our Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting.
A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:
Fair Value Measurements Using Observable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2018	$1.9	$2.3	$4.2
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	(0.2)	(0.2)
Included in other comprehensive income (loss)	(0.1)	—	(0.1)
Purchases, issuances, sales, and settlements:
Purchases	2.2	8.4	10.6
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Ending balance, September 30, 2018	$4.0	$10.5	$14.5
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2018	$—	$—	$—

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2017	$2.0	$0.4	$2.4
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	—	—
Included in other comprehensive income (loss)	(0.1)	0.2	0.1
Purchases, issuances, sales, and settlements:
Purchases	—	1.7	1.7
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Ending balance, December 31, 2017	$1.9	$2.3	$4.2
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2017	$—	$—	$—
At September 30, 2018 and December 31, 2017, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.

5.    Reserves for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Nine Months Ended September 30,
(in millions)	2018	2017
Net reserves beginning of the year	$2,488.0	$2,180.2
Net Maybrooke reserves acquired	—	131.8
Net Ariscom reserves acquired	49.4	—
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	764.3	775.1
Prior accident years	(4.1)	4.4
Losses and LAE incurred during calendar year, net of reinsurance	760.2	779.5
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	223.2	165.6
Prior accident years	469.0	413.7
Losses and LAE payments made during current calendar year, net of reinsurance:	692.2	579.3
Change in participation interest (1)	(29.4)	(23.2)
Foreign exchange adjustments	(20.8)	18.9
Net reserves - end of period	2,555.2	2,507.9
Add:
Reinsurance recoverables on unpaid losses and LAE, end of period	1,736.5	1,798.0
Gross reserves - end of period	$4,291.7	$4,305.9

(1)	Amount represents the change in reserves due to changing our participation in Syndicates 1200 and 1910.
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
The impact from the (favorable) unfavorable development of prior accident years’ loss and LAE reserves on each reporting segment is presented below:

	For the Nine Months Ended September 30,
(in millions)	2018	2017
U.S. Operations	$(14.8)	$(28.7)
International Operations	(0.8)	17.0
Run-off Lines	11.5	16.1
Total unfavorable (favorable) prior-year development	$(4.1)	$4.4
The following describes the primary factors behind each segment’s prior accident year reserve development for the nine months ended September 30, 2018 and 2017:
Nine months ended September 30, 2018:

•	U.S. Operations: Favorable development in liability and surety lines, partially offset by unfavorable development in commercial multi-peril lines.

•	International Operations: Favorable development in property partially offset by unfavorable development within specialty and liability lines.

•	Run-off Lines: Unfavorable development in liability lines as well as asbestos and environmental.
Nine months ended September 30, 2017:

•	U.S. Operations: Favorable development for the workers compensation, surety and commercial automobile lines.

•	International Operations: Unfavorable development in the property and liability lines, primarily due to the first quarter 2017 Ogden rate change and claims from Hurricane Matthew.

•	Run-off Lines: Unfavorable development in asbestos and other run-off segments partially offset by favorable development in risk management liability.
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
Debt. At September 30, 2018 and December 31, 2017, the fair value of our Junior subordinated debentures, Senior unsecured fixed rate notes and Other indebtedness was estimated using appropriate market indices or quoted prices from external sources based on current market conditions. All of these debt instruments would be in Level 3 of the fair value hierarchy, as the fair value estimates shown below were calculated using unobservable inputs reflecting our assumptions about the assumptions market participants would use in pricing the liabilities.
A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	September 30, 2018		December 31, 2017
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures:
Trust preferred debentures	$172.7	$170.9	$172.7	$172.9
Subordinated debentures acquired with Maybrooke	84.2	87.2	83.9	85.0
Total junior subordinated debentures	256.9	258.1	256.6	257.9
Senior unsecured fixed rate notes	139.8	140.6	139.6	141.2
Floating rate loan stock	58.3	57.6	58.9	59.0

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
On August 6, 2018, our Board of Directors declared a quarterly cash dividend in the amount of $0.27 on each share of common stock outstanding. On September 14, 2018, we paid $9.3 million to our shareholders of record on August 31, 2018.
On August 8, 2017, our Board of Directors declared a quarterly cash dividend in the amount of $0.23 on each share of common stock outstanding, on a post-stock dividend basis. On September 15, 2017, we paid $8.3 million to our shareholders of record on September 1, 2017.
On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all previous Repurchase Authorizations. As of September 30, 2018, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $55.1 million.
For the nine months ended September 30, 2018, we repurchased a total of 500,989 common shares for $30.0 million. A summary of activity from January 1, 2018 through September 30, 2018 follows.

A summary of common shares repurchased for the nine months ended September 30, 2018 is shown below:

Repurchase Type	Date Trading Plan Initiated	2018 Purchase Period	Number of Shares Repurchased	Average Price of Shares Repurchased	Total Cost (in millions)	Repurchase Authorization Year
10b5-1 Trading Plan	12/18/2017	01/02/2018-02/16/2018	225,281	$59.31	$13.3	2016
10b5-1 Trading Plan	6/18/2018	06/22/2018- 08/07/2018	75,661	$59.30	4.5	2016
10b5-1 Trading Plan	9/18/2018	09/19/2018-09/20/2018	7,492	$59.86	0.5	2016
Open Market	N/A	02/20/2018-03/02/2018	89,305	$59.03	5.3	2016
Open Market	N/A	08/13/2018-09/17/2018	103,250	$62.07	6.4	2016
Total			500,989	$59.83	$30.0

8.    Accumulated Other Comprehensive (Loss) Income
A summary of changes in accumulated other comprehensive (loss) income, net of taxes (where applicable) by component for the nine months ended September 30, 2018, and 2017 is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2018	$(19.0)	$121.9	$(6.3)	$96.6
Cumulative effect of adoption of ASU 2016-01	—	(117.5)	—	(117.5)
Cumulative effect of adoption of ASU 2018-02	—	22.1	(1.4)	20.7
Other comprehensive income (loss) before reclassifications	(4.8)	(53.4)	—	(58.2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.3	—	0.3
Net current-period other comprehensive income (loss)	(4.8)	(148.5)	(1.4)	(154.7)
Balance at September 30, 2018	$(23.8)	$(26.6)	$(7.7)	$(58.1)

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2017	$(17.6)	$72.4	$(7.1)	$47.7
Other comprehensive income (loss) before reclassifications	(0.2)	74.1	—	73.9
Amounts reclassified from accumulated other comprehensive income (loss)	—	(24.6)	—	(24.6)
Net current-period other comprehensive income (loss)	(0.2)	49.5	—	49.3
Balance at September 30, 2017	$(17.8)	$121.9	$(7.1)	$97.0

The amounts reclassified from accumulated other comprehensive (loss) income shown in the above table have been included in the following captions in our Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Unrealized gains and losses on securities:
Net realized investment gains (losses)	$(2.4)	$(17.4)	$0.2	$(36.3)
Provision for income taxes	0.3	5.5	0.1	11.7
Net of taxes	$(2.1)	$(11.9)	$0.3	$(24.6)

9.    Net Income (Loss) Per Common Share
The following table presents the calculation of net income (loss) per common share on a basic and diluted basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except number of shares and per share amounts)	2018	2017	2018	2017
Net income (loss)	$40.6	$(61.3)	$107.2	$21.4
Weighted average common shares outstanding - basic	33,956,695	34,475,452	33,921,632	34,586,931
Effect of dilutive securities:
Equity compensation awards	699,633	—	767,211	940,242
Weighted average common shares outstanding - diluted	34,656,328	34,475,452	34,688,843	35,527,173
Net income (loss) per common share:
Basic	$1.20	$(1.78)	$3.16	$0.62
Diluted	$1.17	$(1.78)	$3.09	$0.60
Excluded from the weighted average common shares outstanding calculation at September 30, 2018 and 2017 are 11,285,996 shares and 10,640,789 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date. For the three and nine months ended September 30, 2018 there were no equity compensation awards with an anti-dilutive effect. For the three months ended September 30, 2017 there were 818,632 shares not included in the calculation of diluted net loss per common share as their effect would have been anti-dilutive. For the nine months ended September 30, 2017 there were no equity compensation awards with an anti-dilutive effect.

10.    Supplemental Cash Flow Information
Interest paid and income taxes paid (recovered) were as follows:

	For the Nine Months Ended September 30,
(in millions)	2018	2017
Senior unsecured fixed rate notes	$7.0	$7.0
Junior subordinated debentures	11.2	9.4
Other indebtedness	4.9	3.0
Revolving credit facility	—	0.3
Total interest paid	$23.1	$19.7

Income taxes paid	18.1	10.1
Income taxes recovered	—	(2.4)
Income taxes paid, net	$18.1	$7.7

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

The following table summarizes the assumptions we used for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30,
	2018	2017
Risk-free rate of return	2.96%	1.85%
Expected dividend yields	1.84%	1.71%
Expected award life (years)	4.49	4.48
Expected volatility	17.82%	18.13%

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
Restricted Shares
A summary of restricted share activity as of September 30, 2018 and changes during the nine months ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2018	767,140	$42.91
Granted	339,515	$48.54
Vested and issued	(202,809)	$43.18
Expired or forfeited	(87,435)	$45.00
Outstanding at September 30, 2018	816,411	$44.96

The restricted shares vest over one to eight years. Expense recognized under this plan for the restricted shares was $2.6 million and $10.9 million for the three and nine months ended September 30, 2018, respectively, as compared to $2.5 million and $7.5 million for the three and nine months ended September 30, 2017. Compensation expense for all share-based compensation awards is included in “Underwriting, acquisition and insurance expenses” in the accompanying Consolidated Statements of Income. As of September 30, 2018, there was $26.6 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group.

Stock-Settled SARs
A summary of stock-settled SARs activity as of September 30, 2018 and changes during the nine months ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2018	1,494,458	$30.85
Exercised	(540,233)	$26.64
Expired or forfeited	(16,204)	$36.38
Outstanding at September 30, 2018	938,021	$33.17

The stock-settled SARs vest over a one to four-year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. Expense recognized for the stock-settled SARs was $0.4 million and $1.8 million for the three and nine months ended September 30, 2018, respectively, as compared to $0.7 million and $3.5 million for the three and nine months ended September 30, 2017. As of September 30, 2018, there was $0.7 million of total unrecognized compensation cost related to stock-settled SARs outstanding.
Cash-Settled SARs
A summary of cash-settled SARs activity as of September 30, 2018 and changes during the nine months ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2018	189,568	$28.95
Exercised	(87,665)	$27.88
Expired or forfeited	(2,568)	$21.23
Outstanding at September 30, 2018	99,335	$30.10

As of September 30, 2018, all the cash-settled SARs are fully vested. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We account for the cash-settled SARs as liability awards, which require the awards to be revalued at each reporting period. Expense recognized for the cash-settle SARs was $0.5 million and $1.2 million for the three and nine months ended September 30, 2018, respectively. Expense recognized for the cash-settled SARs for the three months ended September 30, 2017 was $0.3 million. Due to a decrease in the fair market value of our stock, we recouped $0.6 million of expense for nine months ended September 30, 2017. As of September 30, 2018, there was no unrecognized compensation cost related to cash-settled SARs outstanding.

12.    Underwriting, Acquisition and Insurance Expenses
The components of our underwriting, acquisition and insurance expenses are detailed in the table below. General expenses includes certain costs associated with our holding company.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Commissions	$88.0	$70.8	$212.7	$201.2
General expenses	83.2	89.7	261.6	266.4
Premium taxes, boards and bureaus	9.8	11.8	27.2	25.9
	181.0	172.3	501.5	493.5
Net deferral of policy acquisition costs	(13.0)	(6.2)	(16.5)	(19.1)
Total underwriting, acquisition and insurance expenses	$168.0	$166.1	$485.0	$474.4

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

Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the three and nine months ended September 30, 2018 and 2017, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

	For the Three Months Ended September 30,
(in millions)	2018			2017
	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$6.4		—%	$(43.0)		—%
United States	34.8		13.4%	(1.3)		52.9%
United Kingdom	3.5		(5.0)%	(24.6)		16.4%
Belgium	—	(1)	30.8%	0.1		36.1%
Brazil	0.4		—%	—	(1)	—%
United Arab Emirates	0.2		—%	3.5		—%
Ireland	(0.1)		—%	(0.1)		—%
Italy	(1.8)		—%	—	(1)	—%
Malta	1.8		—%	0.6		—%
Luxembourg	—	(1)	—%	(1.3)		—%
Switzerland	0.1		21.2%	0.2		18.1%
Pre-tax income	$45.3		10.2%	$(65.9)		7.0%

	For the Nine Months Ended September 30,
(in millions)	2018			2017
	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$(1.8)		—%	$8.7		—%
United States	114.2		15.6%	57.4		24.1%
United Kingdom	16.3		12.3%	(36.6)		21.6%
Belgium	—	(1)	33.3%	0.2		36.2%
Brazil	(1.0)		—%	(0.2)		—%
United Arab Emirates	0.5		—%	—	(1)	—%
Ireland	(0.2)		—%	(0.1)		—%
Italy	(2.9)		—%	—	(1)	—%
Malta	2.2		—%	1.7		—%
Luxembourg	—	(1)	—%	(3.7)		—%
Switzerland	0.1		21.2%	0.2		21.1%
Pre-tax income	$127.4		15.8%	$27.6		22.3%

(1)	Pre-tax income for the respective year was less than $0.1 million.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Income tax (benefit) provision at expected rate	$8.4	$(5.5)	$26.8	$12.9
Tax effect of:
Nontaxable investment income	(0.4)	(1.1)	(1.4)	(3.5)
Foreign exchange adjustments	(1.0)	1.4	(1.2)	1.1
Withholding taxes	0.2	—	0.5	0.3
Prior period adjustments	(2.2)	(1.2)	(2.1)	(1.9)
Change in valuation allowance	(0.2)	0.8	(3.6)	(0.3)
Other	(0.1)	1.0	1.2	(2.4)
Income tax provision	$4.7	$(4.6)	$20.2	$6.2

Our gross deferred tax assets are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future taxable income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of future taxable income sufficient to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally for our US property and casualty insurers two years for net operating losses and for all our US subsidiaries three years for capital losses. If a company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. The net change in valuation allowance for deferred tax assets was a decrease of $3.6 million in 2018 relating to the items discussed below. Based upon a review of our available evidence, both positive and negative discussed above, our management concluded that it is more-likely-than-not that the other deferred tax assets will be realized.
Management has determined that a valuation allowance is required for a portion of the tax-effected net operating loss carryforward included as part of the United States consolidated group of $6.8 million generated from PXRE Corporation and for the tax effected net operating loss carryforward of $0.6 million from ARIS. The valuation allowances have been established as Internal Revenue Code Section 382 limits regarding the application of net operating loss carryforwards following an ownership change. The loss carryforwards available per year for both of these items are $2.8 million, as required by Internal Revenue Code Section 382.
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
Accordingly, a valuation allowance is required as of September 30, 2018 of which $6.3 million relates to Brazil operations, $6.3 million relates to Italian operations and $1.0 million relates to Malta operations. During the nine months ended September 30, 2018, the affiliates of Maybrooke Holdings SA have a valuation allowance established in the amount of $1.2 million. The change from 2017 was primarily driven from the liquidation of our Luxembourg affiliate as of March 23, 2018.
For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. We had no material unrecognized tax benefits as of September 30, 2018 and 2017. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2015. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2016.

14.    Commitments and Contingencies
Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

We have contractual commitments to invest up to $113.2 million related to our limited partnership investments at September 30, 2018. These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time, not to exceed thirteen years.

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
Revenue and income (loss) before income taxes for each segment were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Revenue:
Earned premiums
U.S. Operations	$278.3	$242.6	$807.6	$692.9
International Operations	168.5	146.8	471.4	474.9
Run-off Lines	0.1	(0.1)	0.3	—
Total earned premiums	446.9	389.3	1,279.3	1,167.8
Net investment income
U.S. Operations	21.4	18.8	64.7	66.0
International Operations	8.4	7.7	25.6	24.4
Run-off Lines	2.1	2.0	6.3	7.0
Corporate and Other	2.6	2.4	7.1	7.6
Total net investment income	34.5	30.9	103.7	105.0
Fee and other income	3.3	13.0	7.2	20.4
Net realized investment and other gains	14.2	6.0	9.0	25.1
Total revenue	$498.9	$439.2	$1,399.2	$1,318.3

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Income (loss) before income taxes
U.S. Operations	$50.3	$28.7	$126.8	$118.9
International Operations	(1.2)	(77.5)	34.9	(60.1)
Run-off Lines	(7.6)	(12.7)	(8.6)	(16.4)
Total segment income before taxes	41.5	(61.5)	153.1	42.4
Corporate and Other	(10.4)	(10.4)	(34.7)	(39.9)
Net realized investment and other gains	14.2	6.0	9.0	25.1
Total income (loss) before income taxes	$45.3	$(65.9)	$127.4	$27.6

The table below presents earned premiums by geographic location for the three and nine months ended September 30, 2018 and 2017. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
United States	$276.5	$242.5	$803.7	$692.8
United Kingdom	117.2	109.1	333.3	361.2
Bermuda	23.3	23.3	64.7	72.0
Malta	18.2	2.7	39.6	5.0
All other jurisdictions	11.7	11.7	38.0	36.8
Total earned premiums	$446.9	$389.3	$1,279.3	$1,167.8
The following table represents identifiable assets:

(in millions)	September 30, 2018	December 31, 2017
U.S. Operations	$4,616.3	$4,298.4
International Operations	3,770.6	3,553.8
Run-off Lines	466.8	449.6
Corporate and Other	426.0	462.2
Total	$9,279.7	$8,764.0
Included in total assets at September 30, 2018 and December 31, 2017 are $813.9 million and $731.8 million, respectively, in assets associated with trade capital providers.

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
In accordance with ASU 2015-3, “Simplifying the Presentation of Debt Issuance Costs” (Topic 835), we present the unamortized debt issuance costs in the balance sheet as a direct deduction from the carrying value of the debt liability. At September 30, 2018 and December 31, 2017, the Notes consisted of the following:

(in millions)	September 30, 2018	December 31, 2017
Senior unsecured fixed rate notes
Principal	$143.8	$143.8
Less: unamortized debt issuance costs	(4.0)	(4.2)
Senior unsecured fixed rate notes, less unamortized debt issuance costs	$139.8	$139.6

In accordance with Article 10 of SEC Regulation S-X, we have elected to present condensed consolidating financial information in lieu of separate financial statements for the Subsidiary Issuer. The following tables present condensed consolidating financial information at September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017, of the Parent Guarantor and the Subsidiary Issuer. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.
The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations and cash flows of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2018
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$0.4	$3,205.9	$1,658.4	$—	$4,864.7
Cash	1.7	34.0	82.8	—	118.5
Accrued investment income	—	18.6	7.7	—	26.3
Premiums receivable	—	239.6	469.3	—	708.9
Reinsurance recoverables	—	1,559.7	648.5	—	2,208.2
Goodwill and other intangible assets, net	42.2	124.0	105.7	—	271.9
Deferred acquisition costs, net	—	89.9	84.7	—	174.6
Ceded unearned premiums	—	236.0	279.6	—	515.6
Other assets	8.4	193.7	188.9	—	391.0
Intercompany note receivable	—	53.0	(53.0)	—	—
Investments in subsidiaries	1,941.9	—	—	(1,941.9)	—
Total assets	$1,994.6	$5,754.4	$3,472.6	$(1,941.9)	$9,279.7
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,645.3	$1,646.4	$—	$4,291.7
Unearned premiums	—	794.2	593.3	—	1,387.5
Funds held and ceded reinsurance payable, net	—	745.2	179.0	—	924.2
Debt	153.4	284.7	142.5	—	580.6
Current income taxes payable, net	—	8.9	(0.8)	—	8.1
Deferred tax liabilities, net	—	15.5	(1.5)	—	14.0
Accrued underwriting expenses and other liabilities	13.1	94.6	147.8	—	255.5
Due to (from) affiliates	10.0	5.3	(5.3)	(10.0)	—
Intercompany note payable	—	18.9	(18.9)	—	—
Total liabilities	176.5	4,612.6	2,682.5	(10.0)	7,461.6
Total shareholders' equity	1,818.1	1,141.8	790.1	(1,931.9)	1,818.1
Total liabilities and shareholders' equity	$1,994.6	$5,754.4	$3,472.6	$(1,941.9)	$9,279.7

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2017
(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$0.4	$3,079.0	$1,663.5	$—	$4,742.9
Cash	0.9	47.8	127.9	—	176.6
Accrued investment income	—	18.0	5.5	—	23.5
Premiums receivable	—	216.5	382.1	—	598.6
Reinsurance recoverables	—	1,487.3	606.0	—	2,093.3
Goodwill and other intangible assets, net	43.2	124.9	90.1	—	258.2
Current income taxes receivable, net	—	2.4	(1.0)	—	1.4
Deferred acquisition costs, net	—	80.7	79.7	—	160.4
Ceded unearned premiums	—	198.5	201.0	—	399.5
Other assets	9.2	171.5	128.9	—	309.6
Intercompany note receivable	—	50.9	(50.9)	—	—
Investments in subsidiaries	1,940.0	—	—	(1,940.0)	—
Total assets	$1,993.7	$5,477.5	$3,232.8	$(1,940.0)	$8,764.0
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,483.9	$1,717.1	$—	$4,201.0
Unearned premiums	—	704.0	503.7	—	1,207.7
Funds held and ceded reinsurance payable, net	—	799.4	(22.7)	—	776.7
Long-term debt	153.4	284.5	142.8	—	580.7
Deferred tax liabilities, net	—	32.5	(1.2)	—	31.3
Accrued underwriting expenses and other liabilities	8.9	95.0	43.0	—	146.9
Due to (from) affiliates	11.7	(0.4)	0.4	(11.7)	—
Total liabilities	174.0	4,398.9	2,383.1	(11.7)	6,944.3
Total shareholders' equity	1,819.7	1,078.6	849.7	(1,928.3)	1,819.7
Total liabilities and shareholders' equity	$1,993.7	$5,477.5	$3,232.8	$(1,940.0)	$8,764.0

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$222.9	$224.0	$—	$446.9
Net investment (expense) income	(0.6)	21.1	14.0	—	34.5
Fee and other income	—	2.2	1.1	—	3.3
Net realized investment (losses) gains	(0.3)	16.2	(1.7)	—	14.2
Total revenue	(0.9)	262.4	237.4	—	498.9
Expenses:
Losses and loss adjustment expenses	—	136.9	140.6	—	277.5
Underwriting, acquisition and insurance expenses	3.3	85.0	79.7	—	168.0
Interest expense	1.6	4.6	1.7	—	7.9
Fee and other expense	—	1.2	0.7	—	1.9
Foreign currency exchange losses (gains)	—	—	(1.7)	—	(1.7)
Total expenses	4.9	227.7	221.0	—	453.6
(Loss) income before income taxes	(5.8)	34.7	16.4	—	45.3
Provision for income taxes	—	4.7	—	—	4.7
Net (loss) income before equity in earnings of subsidiaries	(5.8)	30.0	16.4	—	40.6
Equity in undistributed earnings of subsidiaries	46.4	—	—	(46.4)	—
Net income	$40.6	$30.0	$16.4	$(46.4)	$40.6

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$145.3	$244.0	$—	$389.3
Net investment (expense) income	(1.1)	16.5	15.5	—	30.9
Fee and other income	—	12.3	0.7	—	13.0
Net realized investment gains (losses)	—	6.6	(0.6)	—	6.0
Total revenue	(1.1)	180.7	259.6	—	439.2
Expenses:
Losses and loss adjustment expenses	—	99.1	227.3	—	326.4
Underwriting, acquisition and insurance expenses	5.6	74.0	86.5	—	166.1
Interest expense	1.6	4.2	1.7	—	7.5
Fee and other expense	—	4.1	0.9	—	5.0
Foreign currency exchange (gains) losses	—	(0.1)	0.2	—	0.1
Total expenses	7.2	181.3	316.6	—	505.1
(Loss) income before income taxes	(8.3)	(0.6)	(57.0)	—	(65.9)
Provision (benefit) for income taxes	—	(0.6)	(4.0)	—	(4.6)
Net (loss) income before equity in earnings of subsidiaries	(8.3)	—	(53.0)	—	(61.3)
Equity in undistributed earnings of subsidiaries	(53.0)	—	—	53.0	—
Net income	$(61.3)	$—	$(53.0)	$53.0	$(61.3)

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$646.8	$632.5	$—	$1,279.3
Net investment (expense) income	(2.0)	62.2	43.5	—	103.7
Fee and other income	—	3.7	3.5	—	7.2
Net realized investment (losses) gains	(0.2)	15.3	(6.1)	—	9.0
Total revenue	(2.2)	728.0	673.4	—	1,399.2
Expenses:
Losses and loss adjustment expenses	—	346.7	413.5	—	760.2
Underwriting, acquisition and insurance expenses	11.5	250.2	223.3	—	485.0
Interest expense	4.5	13.4	5.5	—	23.4
Fee and other expense	—	3.7	1.8	—	5.5
Foreign currency exchange losses (gains)	—	0.2	(2.5)	—	(2.3)
Total expenses	16.0	614.2	641.6	—	1,271.8
(Loss) income before income taxes	(18.2)	113.8	31.8	—	127.4
Provision for income taxes	—	17.9	2.3	—	20.2
Net (loss) income before equity in earnings of subsidiaries	(18.2)	95.9	29.5	—	107.2
Equity in undistributed earnings of subsidiaries	125.4	—	—	(125.4)	—
Net income	$107.2	$95.9	$29.5	$(125.4)	$107.2

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$411.7	$756.1	$—	$1,167.8
Net investment (expense) income	(3.2)	64.7	43.5	—	105.0
Fee and other income	—	18.0	2.4	—	20.4
Net realized investment gains (losses)	0.5	25.6	(1.0)	—	25.1
Total revenue	(2.7)	520.0	801.0	—	1,318.3
Expenses:
Losses and loss adjustment expenses	—	247.7	531.8	—	779.5
Underwriting, acquisition and insurance expenses	17.8	190.7	265.9	—	474.4
Interest expense	3.0	12.7	4.7	—	20.4
Fee and other expense	—	10.7	1.7	—	12.4
Foreign currency exchange losses	—	(0.1)	4.1	—	4.0
Total expenses	20.8	461.7	808.2	—	1,290.7
(Loss) income before income taxes	(23.5)	58.3	(7.2)	—	27.6
Provision (benefit) for income taxes	—	13.9	(7.7)	—	6.2
Net (loss) income before equity in earnings of subsidiaries	(23.5)	44.4	0.5	—	21.4
Equity in undistributed earnings of subsidiaries	44.9	—	—	(44.9)	—
Net income	$21.4	$44.4	$0.5	$(44.9)	$21.4

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$57.7	$151.3	$22.0	$—	$231.0
Cash flows from investing activities:
Proceeds from sales of investments	—	963.2	454.0	—	1,417.2
Maturities and mandatory calls of fixed maturity investments	—	302.5	72.6	—	375.1
Purchases of investments	—	(1,346.8)	(630.4)	—	(1,977.2)
Change in short-term investments and foreign regulatory deposits	—	(65.0)	31.2	—	(33.8)
Settlements of foreign currency exchange forward contracts	0.2	0.5	1.3	—	2.0
Cash included in acquisition of Ariscom	—	—	15.6	—	15.6
Purchases of fixed assets and other, net	(0.1)	(38.5)	6.4	—	(32.2)
Cash used in investing activities	0.1	(184.1)	(49.3)	—	(233.3)
Cash flows from financing activities:
Borrowing under the intercompany note	—	19.0	(19.0)	—	—
Activity under stock incentive plans	1.0	—	—	—	1.0
Repurchase of Company's common shares	(30.0)	—	—	—	(30.0)
Payment of cash dividend to common shareholders	(28.0)	—	—	—	(28.0)
Cash used in financing activities	(57.0)	19.0	(19.0)	—	(57.0)
Effect of exchange rate changes on cash	—	—	1.2	—	1.2
Change in cash	0.8	(13.8)	(45.1)	—	(58.1)
Cash, beginning of year	0.9	47.8	127.9	—	176.6
Cash, end of period	$1.7	$34.0	$82.8	$—	$118.5

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2018 compared with the three and nine months ended September 30, 2017, and also a discussion of our financial condition as of September 30, 2018. This discussion and analysis should be read in conjunction with the attached unaudited interim Condensed Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2018, including the audited Consolidated Financial Statements and notes thereto.

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
Consolidated Results of Operations
For the three and nine months ended September 30, 2018, we reported net income of $40.6 million ($1.17 per diluted share) and $107.2 million ($3.09 per diluted share), respectively. For the three and nine months ended September 30, 2017, we reported a net loss of $61.3 million ($1.78 loss per diluted share) and net income of $21.4 million ($0.60 per diluted share), respectively.
The following is a comparison of selected data from our operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Gross written premiums	$839.9	$805.1	$2,253.2	$2,090.9
Earned premiums	$446.9	$389.3	$1,279.3	$1,167.8
Net investment income	34.5	30.9	103.7	105.0
Fee and other income	3.3	13.0	7.2	20.4
Net realized investment gains (losses):
Net realized investment gains	9.7	6.0	31.1	25.1
Change in fair value of equity securities	4.5	—	(22.1)	—
Net realized investment gains	14.2	6.0	9.0	25.1
Total revenue	$498.9	$439.2	$1,399.2	$1,318.3
Income (loss) before income taxes	$45.3	$(65.9)	$127.4	$27.6
Income tax provision (benefit)	4.7	(4.6)	20.2	6.2
Net income (loss)	$40.6	$(61.3)	$107.2	$21.4
Loss ratio	62.1%	83.8%	59.4%	66.7%
Expense ratio	37.6%	42.7%	37.9%	40.6%
Combined ratio	99.7%	126.5%	97.3%	107.3%

In presenting our results in the following discussion and analysis of our results of operations, we have included certain non-generally accepted accounting principles ("non-GAAP") financial measures within the meaning of Regulation G as promulgated by the SEC. We believe that these non-GAAP measures, specifically the current accident year non-catastrophe loss, expense and combined ratios, which may be defined differently by other companies, better explain our results of operations in a manner that allows for a more complete understanding of the underlying trends in our business. However, these measures should not be viewed as a substitute for those determined in accordance with United States generally accepted accounting principles ("GAAP"). Reconciliations of these financial measures to their most directly comparable GAAP measures are included in the tables below.

	For the Three Months Ended September 30,
	2018		2017
(in millions)	Amount	Ratio (1)	Amount	Ratio (1)
Earned premiums, as reported	$446.9		$389.3
Less:
Catastrophe-related premium adjustments - inward/(outward)	0.4		(14.5)
Earned premiums, net of catastrophe-related adjustments	$446.5		$403.8

Losses and loss adjustment expenses, as reported	$277.5	62.1%	$326.4	83.8%
Less:
Unfavorable (favorable) prior accident year loss development	0.3	0.1%	(1.3)	(0.3)%
Catastrophe losses (2)	24.6	5.5%	90.0	25.2%
Current accident year non-catastrophe losses	$252.6	56.5%	$237.7	58.9%
Current accident year non-catastrophe expense ratio		37.6%		41.1%
Current accident year non-catastrophe combined ratio		94.1%		100.0%

	For the Nine Months Ended September 30,
	2018		2017
(in millions)	Amount	Ratio (1)	Amount	Ratio (1)
Earned premiums, as reported	$1,279.3		$1,167.8
Less:
Catastrophe-related premium adjustments - inward/(outward)	0.4		(14.5)
Earned premiums, net of catastrophe-related adjustments	$1,278.9		$1,182.3

Losses and loss adjustment expenses, as reported	$760.2	59.4%	$779.5	66.7%
Less:
(Favorable) unfavorable prior accident year loss development	(4.1)	(0.3)%	4.4	0.4%
Catastrophe losses (2)	30.6	2.4%	96.4	8.9%
Current accident year non-catastrophe losses	$733.7	57.3%	$678.7	57.4%
Current accident year non-catastrophe expense ratio		37.9%		40.1%
Current accident year non-catastrophe combined ratio		95.2%		97.5%
(1) For purposes of calculating the percentage points impact on the loss, expense and combined ratios, earned premiums were adjusted to exclude reinstatement and other catastrophe-related premium adjustments of $0.4 million (net inward premiums) for both the three and nine months ended September 30, 2018, and $14.5 million (net outward premiums) for both the three and nine months ended September 30, 2017.
(2) Catastrophe losses' percentage point impact are calculated as the difference between the reported combined ratio and the combined ratio excluding incurred catastrophe losses and associated reinstatement and other catastrophe-related premium adjustments.
Impact of recently adopted accounting standard
Effective January 1, 2018, the Company adopted ASU No. 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Liabilities, using a cumulative effect adjustment. This adjustment transferred the unrealized gains and losses as of December 31, 2017, net of tax, on equity securities from accumulated other comprehensive income to retained earnings, resulting in no overall impact to shareholders' equity.

In accordance with this accounting standard, for the three and nine months ended September 30, 2018, we recognized the change in the fair value of our equity securities as a pre-tax gain of $4.5 million and a pre-tax loss of $22.1 million for the respective periods. These amounts are included as a component of net realized investment gains in our Consolidated Statements of Income (Loss). Amounts for the three and nine months ended September 30, 2017 are not presented as a component of net income, as ASU 2016-01 was required to be adopted on a prospective basis.
Gross Written and Earned Premiums
Consolidated gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended September 30,
	2018		2017
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$223.4	$83.1	$245.1	$75.5
Liability	355.2	210.4	333.5	182.8
Professional	113.9	60.9	89.0	53.5
Specialty	147.4	92.5	137.5	77.5
Total	$839.9	$446.9	$805.1	$389.3

	For the Nine Months Ended September 30,
	2018		2017
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$602.6	$256.9	$583.7	$254.7
Liability	936.0	600.6	842.0	514.9
Professional	305.8	171.5	240.3	155.9
Specialty	408.8	250.3	424.9	242.3
Total	$2,253.2	$1,279.3	$2,090.9	$1,167.8

The increase in consolidated gross written and earned premiums for the three months ended September 30, 2018 as compared to the same period ended 2017 was attributable to growth in all major lines of our U.S. Operations, partially offset by planned reductions in our International Operations.
Gross written and earned premiums also increased for the nine months ended September 30, 2018 as compared to the same period ended 2017, driven by the growth in all major lines of our U.S. Operations, led by our Liability lines business. International Operations experienced a modest increase in gross written premiums during the first nine months of 2018 as compared to the first nine months of 2017, primarily due to growth in our Property, Liability and Professional lines, as well as the timing of the Ariel Re acquisition. Ariel Re has a significant property contract that is subject to renewal in January of each year. The Ariel Re transaction closed in February 2017, as such the January 2017 premium for Ariel Re is not included while the 2018 renewal is included in our gross written premium. International Operations earned premiums were relatively flat for the comparable nine month periods, as the increases in gross written premiums were offset primarily by the impact of introducing trade capital in Ariel Re in 2018.
As part of the full integration of the reinsurance business of Ariel Re which we acquired in February 2017, beginning in 2018 we changed the capital structure supporting that business by introducing certain third party trade capital to participate in the exposures we underwrite. This trade capital receives a corresponding proportion of the gross written premiums. As such, this structure has the effect of reducing the gross written premiums reported in our financial statements. In exchange, we receive certain remuneration for generating this business and for the underlying underwriting performance. There was no such structure for our Ariel Re business in 2017.
During 2018, all product lines have experienced increased competition and pressure on rates due to market conditions. However, both U.S. Operations and International Operations saw overall rate increases for the three and nine months ended September 30, 2018. Consolidated earned premiums increased for the three and nine months ended September 30, 2018 as compared to the same periods in 2017 due to increased gross and net written premiums in the trailing twelve-month period.
Our gross written and earned premiums are further discussed by reporting segment and major lines of business in the subsequent "Segment Results" section of this document.

Net Investment Income
The increase in consolidated net investment income for the three months ended September 30, 2018 as compared to the same period ended 2017 was primarily attributable to increased income from our fixed maturities and alternative investment portfolio from higher asset bases and increased yield. The decrease in consolidated net investment income for the nine months ended September 30, 2018 as compared to the same period ended 2017 was primarily due to $11.6 million of pre-tax net investment gains relating to net asset sales initiated by an equity investee in the second quarter of 2017. The decrease in net investment income from our alternative investment portfolio was partially offset by increased income from fixed maturities due to a combination of an increased asset base and higher yields during the nine months ended September 30, 2018.
Net Realized Investment Gains/Losses
Consolidated net realized investment gains for the three months ended September 30, 2018 included a $4.5 million increase in the fair value of equity securities. The remaining $9.7 million net realized investment gain consisted of $11.0 million in realized gains primarily from the sale of equity securities and $1.3 million of foreign currency exchange losses, primarily on our forward currency forward contracts.
Consolidated net realized investment gains for the three months ended September 30, 2017 consisted of $9.6 million in realized gains from the sale of equity and fixed maturity securities and $0.4 million in realized loss from other invested assets. Partially offsetting these realized gains was $3.0 million of realized foreign currency exchange losses, including $2.3 million on our forward currency forward contracts. For the three months ended September 30, 2017, we recognized $0.2 million in other-than-temporary impairment losses within our equity and fixed maturity portfolio.
Consolidated net realized investment gains for the nine months ended September 30, 2018 included a $22.1 million decrease in the fair value of equity securities. The remaining $31.1 million net realized investment gain consisted of $31.8 million in realized gains primarily from the sale of equity securities and $1.2 million of foreign currency exchange gains, including $0.5 million on our forward currency forward contracts. Additionally, for the nine months ended September 30, 2018, we recognized $1.9 million in other-than-temporary impairment losses on fixed maturity securities.
Consolidated net realized investment gains for the nine months ended September 30, 2017 consisted of $44.6 million in realized gains from the sale of equity and fixed maturity securities and $0.7 million in realized loss from other invested assets. Partially offsetting these realized gains was $17.1 million of realized foreign currency exchange losses, including $8.0 million on our forward currency forward contracts. For the nine months ended September 30, 2017, we recognized $1.7 million in other-than-temporary impairment losses within our equity and fixed maturity portfolio.
Loss and Loss Adjustment Expenses
The consolidated loss ratio for the three months ended September 30, 2018 was 62.1%, compared to 83.8% for the same period in 2017. The 21.7 percentage point decrease was due to lower catastrophe losses (19.7 percentage points) and an improvement in the current accident year non-catastrophe loss ratio (2.4 percentage points), partially offset by net unfavorable prior-year reserve development in the third quarter of 2018 compared to net favorable prior-year reserve development in the third quarter of 2017 (0.4 percentage points).
The consolidated loss ratio for the first nine months of 2018 was 59.4%, compared to 66.7% for the same period in 2017. This 7.3 percentage point decrease in the loss ratio was primarily due to a 6.5 percentage point favorable impact related to lower catastrophe losses. We also experienced a 0.7 percentage point favorable impact from net favorable prior-year reserve development for the first nine months of 2018 versus net unfavorable prior-year reserve development for the same period in 2017. The current accident year non-catastrophe loss ratio was relatively flat for the first nine months of 2018 compared to the same period in 2017 (0.1 percentage point improvement).

The following table summarizes the above referenced prior-year loss reserve development for the nine months ended September 30, 2018 with respect to net loss reserves by line of business as of December 31, 2017.

(in millions)	Net Reserves 2017	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2017 Net Reserves
General liability	$1,142.1	$0.4	—%
Workers compensation	308.7	(0.2)	(0.1)%
Syndicate 1200 Liability	196.4	8.5	4.3%
Commercial multi-peril	147.5	5.7	3.9%
Commercial auto liability	99.9	(4.4)	(4.4)%
Reinsurance - nonproportional assumed property	80.7	(6.2)	(7.7)%
Special property	80.9	0.1	0.1%
Syndicate 1200 specialty	44.2	5.9	13.3%
Fidelity/Surety	44.1	(6.8)	(15.4)%
Syndicate 1200 property	104.2	(5.4)	(5.2)%
All other lines	239.3	(1.7)	(0.7)%
Total	$2,488.0	$(4.1)	(0.2)%

Consolidated gross reserves for losses and loss adjustment expenses were $4,291.7 million (including $209.5 million of reserves attributable to our syndicate trade capital providers) and $4,305.9 million (including $273.3 million of reserves attributable to our syndicate trade capital providers) as of September 30, 2018 and 2017, respectively. Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future favorable or unfavorable loss development, which may be material, will not occur.
Underwriting, Acquisition and Insurance Expenses
Consolidated underwriting, acquisition and insurance expenses were $168.0 million for the three months ended September 30, 2018 compared to $166.1 million for the same period ended 2017. The expense ratio for the three months ended September 30, 2018 was 37.6% compared to 42.7% for the same period ended 2017. For the nine months ended September 30, 2018, consolidated underwriting, acquisition and insurance expenses were $485.0 million compared to $474.4 million for the comparable 2017 nine month period. The expense ratio for the nine months ended September 30, 2018 and September 30, 2017 was 37.9% and 40.6%, respectively. Our consolidated underwriting, acquisition and insurance expenses include certain costs associated with our holding company.
The improvement in both the three and nine month 2018 periods compared to the 2017 periods reflect the benefits of scale due to increased net earned premiums, including the favorable year-over-year impact of a $14.5 million reduction in net earned premiums in the third quarter of 2017 related to adverse catastrophe-related premium adjustments, as well as lower operating costs within the Reinsurance business unit of our International Operations due to expenses attributable to third party capital providers. Partially offsetting these lower operating costs were the continued investments in people and technology in strategic growth areas of our business. In addition, the three and nine months ended September 30, 2017 included a one-time expense of $3.5 million relating to the final resolution of a premium tax dispute, while the nine month period in 2017 also included one-time charges of $4.0 million associated with the outsourcing of certain IT functions and $2.5 million of costs related to the acquisition of Ariel Re.
Interest Expense
Consolidated interest expense was $7.9 million and $23.4 million for the three and nine months ended September 30, 2018, respectively, compared to $7.5 million and $20.4 million for the same periods ended 2017. The increase was primarily attributable to increases in short-term LIBOR rates throughout the first nine months of 2018, as compared to the same periods in 2017. Additionally, during the period ended 2018, we incurred a full nine months of interest expense on the debt acquired as part of the February 6, 2017 Maybrooke acquisition and the $125.0 million term loan entered into during the first quarter of 2017 to help fund that transaction. Comparatively, these same debt instruments accrued interest at a lower rate and for less than the full nine months during the period ended September 30, 2017.

Foreign Currency Exchange Gains/Losses
Consolidated foreign currency exchange gains were $1.7 million and $2.3 million for the three and nine months ended September 30, 2018, respectively, as compared to foreign currency exchange losses of $0.1 million and $4.0 million for the three and nine months ended September 30, 2017. The changes in the foreign currency exchange gains/losses were due to fluctuations of the U.S. Dollar, on a weighted average basis, against the currencies in which we transact our business. For the three and nine months ended September 30, 2018, the foreign currency exchange gains were primarily driven by the U.S. Dollar strengthening against all our major transactional currencies during both periods. For the three months ended September 30, 2017, the U.S. Dollar weakened against the British Pound, Euro, the Canadian Dollar and the Australian Dollar. For the nine months ended September 30, 2017, the U.S. Dollar weakened against all major currencies.
Income Tax Provision
The consolidated income tax provision represents the income tax expense or benefit associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the provision for income taxes represents taxes on the net income for our Belgium, Brazil, Ireland, Italy, Malta, Switzerland, United Kingdom and United States operations. The consolidated provision for income taxes was $4.7 million for the three months ended September 30, 2018 compared to income tax benefit of $4.6 million for the same period ended 2017. The effective tax rate increased to 10.2% for the three months ended September 30, 2018 from 7.0% for the same period ended 2017. The consolidated provision for income taxes was $20.2 million for the nine months ended September 30, 2018 compared to $6.2 million for the same period ended 2017. The effective tax rate decreased to 15.8% for the nine months ended September 30, 2018 from 22.3% for the same period ended 2017. The increases in the effective tax rate for the comparative quarter-to-date and decrease for the comparative year-to-date periods were due to the concentration of the jurisdictional mix of taxable income in the third quarter and first nine months of 2018 varying compared to the respective periods.

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

U.S. Operations
The following table summarizes the results of operations for the U.S. Operations segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Gross written premiums	$482.6	$428.9	$1,265.4	$1,128.9
Earned premiums	$278.3	$242.6	$807.6	$692.9
Losses and loss adjustment expenses	156.2	148.4	468.0	394.2
Underwriting, acquisition and insurance expense	90.3	88.6	265.4	243.0
Underwriting income	31.8	5.6	74.2	55.7
Net investment income	21.4	18.8	64.7	66.0
Interest expense	(3.9)	(3.8)	(11.9)	(10.3)
Fee and other income	1.5	11.6	1.5	16.0
Fee and other expense	(0.5)	(3.5)	(1.7)	(8.5)
Income before income taxes	$50.3	$28.7	$126.8	$118.9
Loss ratio	56.1%	61.2%	58.0%	56.8%
Expense ratio	32.5%	36.5%	32.8%	35.1%
Combined ratio	88.6%	97.7%	90.8%	91.9%
The following tables contain reconciliations of certain non-GAAP financial measures, specifically the current accident year non-catastrophe loss, expense and combined ratios, to their most directly comparable GAAP measures for our U.S. Operations.

	For the Three Months Ended September 30,
	2018		2017
(in millions)	Amount	Ratio (1)	Amount	Ratio (1)
Earned premiums	$278.3		$242.6
Less:
Catastrophe-related premium adjustments - inward/(outward)	—		(3.8)
Earned premiums, net of catastrophe-related adjustments	$278.3		$246.4

Losses and loss adjustment expenses, as reported	$156.2	56.1%	$148.4	61.2%
Less:
Favorable prior accident year loss development	(10.7)	(3.8)%	(10.7)	(4.3)%
Catastrophe losses (2)	5.6	2.0%	17.2	8.0%
Current accident year non-catastrophe losses	$161.3	57.9%	$141.9	57.5%
Current accident year non-catastrophe expense ratio		32.5%		36.0%
Current accident year non-catastrophe combined ratio		90.4%		93.5%

	For the Nine Months Ended September 30,
	2018		2017
(in millions)	Amount	Ratio (1)	Amount	Ratio (1)
Earned premiums	$807.6		$692.9
Less:
Catastrophe-related premium adjustments - inward/(outward)	—		(3.8)
Earned premiums, net of catastrophe-related adjustments	$807.6		$696.7

Losses and loss adjustment expenses, as reported	$468.0	58.0%	$394.2	56.8%
Less:
Favorable prior accident year loss development	(14.8)	(1.8)%	(28.7)	(4.1)%
Catastrophe losses (2)	11.2	1.4%	22.1	3.4%
Current accident year non-catastrophe losses	$471.6	58.4%	$400.8	57.5%
Current accident year non-catastrophe expense ratio		32.8%		34.9%
Current accident year non-catastrophe combined ratio		91.2%		92.4%
(1) For purposes of calculating the percentage points impact on the loss, expense and combined ratios, earned premiums were adjusted to exclude reinstatement and other catastrophe-related premium adjustments of $3.8 million (net outward premiums) for both the three and nine months ended September 30, 2017. There were no such premium adjustments for the three and nine months ended September 30, 2018.
(2) Catastrophe losses' percentage point impact are calculated as the difference between the reported combined ratio and the combined ratio excluding incurred catastrophe losses and associated reinstatement and other catastrophe-related premium adjustments.
Gross Written and Earned Premiums
Gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended September 30,
	2018		2017
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$76.3	$33.7	$68.1	$26.8
Liability	302.1	182.9	277.2	160.2
Professional	61.2	33.0	46.2	30.8
Specialty	43.0	28.7	37.4	24.8
Total	$482.6	$278.3	$428.9	$242.6

	For the Nine Months Ended September 30,
	2018		2017
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$193.7	$100.8	$193.4	$85.8
Liability	790.8	528.6	715.4	454.8
Professional	164.4	95.5	119.9	85.5
Specialty	116.5	82.7	100.2	66.8
Total	$1,265.4	$807.6	$1,128.9	$692.9
Property
Property gross written premium increased for the three months ended September 30, 2018 as compared to the same period ended 2017. This was primarily attributable to the growth in our excess and surplus lines property business unit. The smaller variance between the first nine months of 2018 compared to the same period in 2017 is attributable to an offset of the growth in excess and surplus lines property business by the termination of a large property program in 2017.

Liability
Our strategic growth initiatives in general casualty lines and a growing economy continued to produce increases in gross written premium for the three months ended September 30, 2018 as compared to the same period ended 2017. Growth was realized in the coal market, environmental, transportation and contract binding businesses. The increase in gross written premium in the first nine months of 2018 compared to the same period in 2017 is also a result of growth in the same businesses noted above offset by a planned reduction in the allied medical business.
Professional
Gross written premium in our Professional lines increased for the three months ended September 30, 2018 compared to the same period ended 2017 as a result of continued investment in these lines and new products. This quarter follows the trend of growth we have realized in gross written premium for the first nine months of 2018 compared to the same period in 2017 as we have carried out these strategies successfully.
Specialty
The increase in Specialty lines for the three months ended September 30, 2018 compared to the same period ended 2017 is due primarily to the new business written in Surety lines. The growth in gross written premium for the first nine months of 2018 compared to same period of 2017 is also due to Surety and partially offset by the termination of a fronted program at the beginning of 2018.
Loss and Loss Adjustment Expenses
The loss ratio for the third quarter of 2018 was 56.1%, compared to 61.2% for the third quarter of 2017. The lower loss ratio in the third quarter of 2018 reflects lower catastrophe losses than the same period in 2017, partially offset by a modest increase in the current accident year non-catastrophe loss ratio. The current accident year non-catastrophe loss ratio for the third quarter of 2018 was 57.9%, compared to 57.5% for the third quarter of 2017. This modest increase is primarily related to business mix changes.
The loss ratios for the nine months ended September 30, 2018 and 2017 were 58.0% and 56.8%, respectively. The higher loss ratio in the first nine months of 2018 reflects less net favorable prior-year reserve development than the same period in 2017. Catastrophe losses adversely impacted the loss ratio by 1.4 percentage points for the nine months ended September 30, 2018 as compared to 3.4 percentage points for the same period in 2017. The current accident year non-catastrophe loss ratio for the nine months ended September 30, 2018 was 58.4%, compared to 57.5% for the same period in 2017. This increase is primarily related to a number of discrete non-catastrophe related property losses and, to a lesser extent, business mix changes.
Net favorable prior-year reserve development for the third quarter of 2018 was $10.7 million and $14.8 million for the nine months ended September 30, 2018 and related primarily to Liability and Specialty lines. The net favorable prior-year reserve development for the third quarter of 2017 was $10.7 million and $28.7 million for the nine months ended September 30, 2017, related primarily to Liability and Specialty lines in both periods.
Catastrophe losses for the third quarter of 2018 were $5.6 million, primarily related to Hurricane Florence, compared to catastrophe losses of $17.2 million in the third quarter of 2017, which were primarily related to Hurricanes Harvey and Irma. For the nine months ended September 30, 2018, catastrophe losses were $11.2 million, primarily related to Hurricane Florence and other U.S. storms, and $22.1 million for the same period in 2017, mainly attributable to the Louisiana floods and other U.S. storms.
Underwriting, Acquisition and Insurance Expenses
The expense ratio for the third quarter of 2018 was 32.5%, compared to 36.5% for the third quarter of 2017. The expense ratio for the nine months ended September 30, 2018 was 32.8%, compared to 35.1% for the same period in 2017. The improvement in the expense ratio reflects the overall increase in net earned premiums and lower acquisition costs, partially offset by continued strategic investments in people and technology, including digital initiatives in support of premium growth. The third quarter of 2017 included a $3.5 million charge relating to the final resolution of a premium tax dispute.
Fee and Other Income/Expense
Fee and other income, and the associated fee and other expense, for the three and nine months ended September 30, 2018 decreased as compared to the same periods in 2017. During the third quarter of 2017, we recorded a one-time gain due to closing a transaction which transferred to a third party the distribution rights and operations of certain business managed on behalf of unaffiliated insurance companies.

Additionally, the fee income and expense related to this business was included in our results for the three and nine months ended September 30, 2017, but not the comparable 2018 periods.
International Operations
The following table summarizes the results of operations for the International Operations segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Gross written premiums	$357.2	$376.3	$987.5	$962.0
Earned premiums	$168.5	$146.8	$471.4	$474.9
Losses and loss adjustment expenses	112.8	166.0	280.7	369.2
Underwriting, acquisition and insurance expense	63.4	63.5	176.2	183.8
Underwriting (loss) income	(7.7)	(82.7)	14.5	(78.1)
Net investment income	8.4	7.7	25.6	24.4
Interest expense	(2.3)	(2.8)	(6.9)	(7.1)
Fee and other income	1.1	0.8	3.5	2.3
Fee and other expense	(0.7)	(0.5)	(1.8)	(1.6)
(Loss) income before income taxes	$(1.2)	$(77.5)	$34.9	$(60.1)
Loss ratio	66.9%	113.0%	59.5%	77.7%
Expense ratio	37.6%	43.3%	37.4%	38.7%
Combined ratio	104.5%	156.3%	96.9%	116.4%
The following tables contain reconciliations of certain non-GAAP financial measures, specifically the current accident year non-catastrophe loss, expense and combined ratios, to their most directly comparable GAAP measures for our International Operations.

	For the Three Months Ended September 30,
	2018		2017
(in millions)	Amount	Ratio (1)	Amount	Ratio (1)
Earned premiums	$168.5		$146.8
Less:
Catastrophe-related premium adjustments - inward/(outward)	0.4		(10.7)
Earned premiums, net of catastrophe-related adjustments	$168.1		$157.5

Losses and loss adjustment expenses, as reported	$112.8	66.9%	$166.0	113.0%
Less:
Unfavorable (favorable) prior accident year loss development	2.5	1.5%	(2.6)	(1.7)%
Catastrophe losses (2)	19.0	11.1%	72.8	53.8%
Current accident year non-catastrophe losses	$91.3	54.3%	$95.8	60.9%
Current accident year non-catastrophe expense ratio		37.7%		40.3%
Current accident year non-catastrophe combined ratio		92.0%		101.2%

	For the Nine Months Ended September 30,
	2018		2017
(in millions)	Amount	Ratio (1)	Amount	Ratio (1)
Earned premiums	$471.4		$474.9
Less:
Catastrophe-related premium adjustments - inward/(outward)	0.4		(10.7)
Earned premiums, net of catastrophe-related adjustments	$471.0		$485.6

Losses and loss adjustment expenses, as reported	$280.7	59.5%	$369.2	77.7%
Less:
Unfavorable (favorable) prior accident year loss development	(0.8)	(0.2)%	17.0	3.5%
Catastrophe losses (2)	19.4	4.0%	74.3	17.0%
Current accident year non-catastrophe losses	$262.1	55.7%	$277.9	57.2%
Current accident year non-catastrophe expense ratio		37.4%		37.9%
Current accident year non-catastrophe combined ratio		93.1%		95.1%
(1) For purposes of calculating these ratios, net earned premiums were adjusted to exclude reinstatement and other catastrophe-related premium adjustments of $0.4 million (net inward premiums) for both the three and nine months ended September 30, 2018, and $10.7 million (net outward premiums) for both the three and nine months ended September 30, 2017.
(2) Catastrophe losses' percentage point impact are calculated as the difference between the reported combined ratio and the combined ratio excluding incurred catastrophe losses and associated reinstatement and other catastrophe-related premium adjustments.
Gross Written and Earned Premiums
Gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended September 30,
	2018		2017
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$147.1	$49.4	$177.1	$48.8
Liability	53.0	27.4	56.3	22.6
Professional	52.7	27.9	42.8	22.7
Specialty	104.4	63.8	100.1	52.7
Total	$357.2	$168.5	$376.3	$146.8

	For the Nine Months Ended September 30,
	2018		2017
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$408.9	$156.1	$390.3	$168.9
Liability	144.9	71.7	126.6	60.1
Professional	141.4	76.0	120.4	70.4
Specialty	292.3	167.6	324.7	175.5
Total	$987.5	$471.4	$962.0	$474.9
Property
Gross written premiums for Property decreased for the three months ended September 30, 2018 as compared to the same period in 2017 due to a number of strategic initiatives.
As part of the full integration of the reinsurance business of Ariel Re which we acquired in 2017, beginning in 2018 we changed the capital structure supporting that business by introducing certain third party trade capital to participate in the exposures we underwrite. This trade capital receives a corresponding proportion of the gross written premiums. As such, this structure has the effect of reducing the gross written premiums reported in our financial statements. In exchange, we receive certain remuneration for generating this business and for the underlying underwriting performance. There was no such structure for our Ariel Re business in 2017.
The decline in Property premiums also reflects the effects of planned corrective underwriting actions relating to Syndicate 1200 Property D&F business, which began during 2017.
The noted declines were partially offset by geographic expansion into Europe during 2018 and growth in Bermuda driven by new business, increasing rates and increased participation on renewal business.
For the nine months ended September 30, 2018, the increase in premiums is due to the timing of the Ariel Re acquisition, partially offset by the items noted as declines in the three month discussion. Ariel Re has a significant property contract that is subject to renewal in January of each year. The Ariel Re transaction closed in February 2017; as such the January 2017 premium for Ariel Re is not included in our results while the 2018 renewal is included in our gross written premiums.
Liability
The decrease in gross written premiums for Liability the three months ended September 30, 2018 as compared to the same period in 2017 is due to the strategic decision to non-renew certain utility accounts previously written in Bermuda. Partially offsetting this was planned geographic expansion into Europe, growth in new business writings in Syndicate 1200 in certain motor business, and increased writings in small-to-medium sized enterprise package business resulting from prior years of account binder premium increases. These same growth areas drove the increase in gross written and earned premiums for Liability for the nine months ended September 30, 2018 as compared to the same period in 2017.
Professional
The increase in gross written and earned premiums for Professional lines for the three months and nine months ended September 30, 2018 as compared to the same periods in 2017 was primarily attributable to growth in Syndicate 1200 due to increased writings in cyber, directors and officers and medical malpractice. In addition, Bermuda and Europe increased their writings in errors and omissions and directors and officers lines. Brazil also saw an increase in written premiums for the nine months ended September 30, 2018, primarily due to strategic digital initiatives.
Specialty
The increase in gross written and earned premiums for Specialty lines for the three months ended September 30, 2018 as compared to the same period in 2017 was primarily attributable to Syndicate 1200 premium increases in political risks and prior year of account binder premium adjustments in cargo, as well as increased writings in Latin America and our geographic expansion into Europe. The decrease in Specialty lines for the nine months ended September 30, 2018 as compared to the same period in 2017 was due to the aforementioned change in capital structure of Ariel Re and the resulting use of third party trade capital, and planned non-renewal of a number of unprofitable accounts within certain classes of Syndicate 1200’s marine and energy business.
Loss and Loss Adjustment Expenses
The loss ratio for the third quarter of 2018 was 66.9%, compared to 113.0% for the third quarter of 2017. The lower loss ratio in the third quarter of 2018 is due to lower catastrophe losses and an improvement in the current accident year non-catastrophe loss ratio, partially offset by net unfavorable prior-year reserve development recorded in the third quarter of 2018, compared to net favorable prior-year reserve development for the third quarter of 2017. The current accident year non-catastrophe loss ratio for the third quarter of 2018 was 54.3%, compared to 60.9% for the third quarter of 2017. The improvement in the current accident year non-catastrophe loss ratio is primarily due to the earned premium impact of one-time catastrophe and risk management reinsurance purchases in 2017, in connection with the acquisition of Ariel Re. The effect of these purchases was an increase to the 2017 current accident year non-catastrophe loss ratio of 2.6 percentage points. Additionally, the third quarter of 2018 reflected improved property experience as a result of lower attritional losses, in part due to corrective underwriting actions within the Property D&F book within Syndicate 1200.
The loss ratios for the nine months ended September 30, 2018 and 2017 were 59.5% and 77.7%, respectively. The lower loss ratio reflects a 13.0 point improvement related to catastrophe losses (as calculated in the table above) during the first nine months of 2018 as compared to the same period in 2017. Additionally, the loss ratio benefited from the impact of net favorable prior-year reserve development for the 2018 nine month period, as compared to net unfavorable prior-year reserve development for the 2017 nine month period. The current accident year non-catastrophe loss ratio for the 2018 nine month period was 55.7%, compared to 57.2% for the 2017 nine month period. The decrease in the current accident year non-catastrophe loss ratio is driven by the aforementioned one-time catastrophe and risk management reinsurance purchases in 2017 and improvement in attritional property losses, partially offset by the impact of business mix changes, primarily due to losses attributable to the use of trade capital for our Reinsurance Property business which generally carries a lower loss ratio than we retain across our International Operations.
For the third quarter of 2018, net unfavorable prior-year reserve development was $2.5 million concentrated in Professional and Liability lines, compared to net favorable prior-year reserve development of $2.6 million in the third quarter of 2017 which related primarily to Property, Liability, and Specialty lines. For the 2018 nine month period, net favorable prior-year reserve development was $0.8 million, compared to a net adverse prior-year reserve development charge of $17.0 million. The 2017 charge includes amounts related to Hurricane Matthew and the Ogden Rate Change in the United Kingdom. The charge on Hurricane Matthew was due to an unexpected reporting lag on binder business which impacted a number of insurance carriers across the Lloyd's market.
Catastrophe losses for the three and nine months ended September 30, 2018 were $19.0 million and $19.4 million, primarily related to Hurricane Florence, Typhoon Jebi and other catastrophe and weather-related events. Catastrophe losses for the three and nine months ended September 30, 2017 were $72.8 million and $74.3 million, primarily related to Hurricanes Harvey, Irma and Maria and the Mexican earthquakes.
Underwriting, Acquisition and Insurance Expenses
The expense ratio for the third quarter of 2018 was 37.6%, compared to 43.3% for the third quarter of 2017. The expense ratio for the nine months ended September 30, 2018 was 37.4%, compared to 38.7% for the same period in 2017. The decrease in the expense ratio relates to the increase in net earned premiums during the third quarter of 2018 and lower operating costs within the Reinsurance business unit due to expenses attributable to third party capital providers, partially offset by certain investments in support of strategic growth areas, most notably in Europe, Latin America and Asia Pacific. Additionally, the third quarter of 2017 expense ratio was increased due to a reduction in net earned premiums due to one-time catastrophe and risk management reinsurance purchases in connection with the acquisition of Ariel Re.
Fee and Other Income/Expense
Fee income and other income represent fees and profit commission derived from the management of third party capital for our underwriting syndicates at Lloyd’s. The increase in fee and other income for the three and nine months ended September 30, 2018 as compared to the same periods in 2017 was primarily due to fee income earned during the first nine months of 2018 from trade capital providers for managing their participation in Syndicate 1910. In 2017, Syndicate 1910 did not have trade capital participants. Fee and other expenses were comparable for the periods presented.
Run-off Lines
The following table summarizes the results of operations for the Run-off Lines segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Earned premiums	$0.1	$(0.1)	$0.3	$—
Losses and loss adjustment expenses	8.5	12.0	11.5	16.1
Underwriting, acquisition and insurance expense	1.0	2.2	2.6	6.2
Underwriting loss	(9.4)	(14.3)	(13.8)	(22.3)
Net investment income	2.1	2.0	6.3	7.0
Interest expense	(0.3)	(0.4)	(1.1)	(1.1)
Loss before income taxes	$(7.6)	$(12.7)	$(8.6)	$(16.4)

Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses for the three months ended September 30, 2018 was the result of net unfavorable loss reserve development on prior accident years of $7.4 million in asbestos and environmental lines, $6.0 million in other run-off lines, partially offset by net favorable loss reserve development on prior accident years of $4.9 million in Risk Management. Losses and loss adjustment expenses for the three months ended September 30, 2017 was the result of net unfavorable loss reserve development on prior accident years of $13.6 million in our asbestos and environmental lines, $3.0 million in our other run-off lines, partially offset by net favorable loss reserve development on prior accident years of $4.6 million in Risk Management.
Losses and loss adjustment expenses for the nine months ended September 30, 2018 was the result of net unfavorable loss reserve development on prior accident years of $8.0 million in other run-off lines, $7.4 million in asbestos and environmental lines, partially offset by net favorable loss reserve development on prior accident years of $3.9 million in Risk Management. Losses and loss adjustment expenses for the nine months ended September 30, 2017 was the result of net unfavorable loss reserve development on prior accident years of $13.6 million in asbestos and environmental lines, $5.2 million in other run-off lines, partially offset by net favorable loss reserve development on prior accident years of $2.7 million in Risk Management.
The following table represents a reconciliation of total gross and net reserves for the Run-off Lines. Amounts in the net column are reduced by reinsurance recoverable.

	For the Nine Months Ended September 30,
	2018		2017
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$55.9	$47.2	$48.4	$40.6
Incurred losses	8.2	7.9	12.5	15.2
Losses paid	(6.2)	(5.9)	(1.6)	(5.2)
Loss reserves - asbestos and environmental, end of period	57.9	49.2	59.3	50.6
Risk management reserves	201.6	124.5	222.1	138.6
Run-off reinsurance reserves	1.7	1.7	1.8	1.8
Other run-off lines	12.8	7.7	4.9	4.9
Total loss reserves - Run-off Lines	$274.0	$183.1	$288.1	$195.9
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the Run-off Lines segment consists primarily of administrative expenses. The decrease in underwriting expense for three months and nine months ended September 30, 2018 as compared to the same periods ended 2017 was primarily attributable to decreased overhead expenses.
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
Cash provided by operating activities can fluctuate due to a timing difference in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the nine months ended September 30, 2018 and 2017, net cash provided by operating activities was $231.0 million and $252.4 million, respectively. The decrease in cash flows from operating activities in 2018 from 2017 was primarily driven by the timing of reinsurance recoveries and premium cash receipt in the respective periods, partially offset by cash received from certain third parties in advance of certain large claim settlements related to the third quarter 2017 hurricanes. This transaction is included in the line item "Other, net" in the operating activities section of our Consolidated Statements of Cash Flows.
For the nine months ended September 30, 2018 and 2017, net cash used in investing activities was $233.3 million and $166.0 million, respectively. The increase in cash used in investing was mainly the result of the increase in cash used to purchase equity securities and short-term investments, partially offset by the proceeds from sales of equity securities and maturities of fixed securities. Included in the cash used in investing activities for the nine months ended September 30, 2017 was $235.3 million cash outflow related to the purchase of Maybrooke, net of $130.1 million of cash acquired. As of September 30, 2018, $434.5 million of the investment portfolio was invested in short-term investments.
For nine months ended September 30, 2018, net cash used in financing activities was $57.0 million, as compared to net cash provided by financing activities of $64.4 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2017, we borrowed $125.0 million as a term loan under our credit facility to help fund the acquisition of Maybrooke. During the nine months ended September 30, 2018 and 2017, we repurchased 500,989 and 612,034 of our common shares for a total cost of $30.0million and $36.6 million, respectively. We paid cash dividends to our shareholders totaling $28.0 million and $24.9 million during the nine months ended September 30, 2018 and 2017, respectively.
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
On March 3, 2017, each of Argo Group, Argo Group US, Inc., Argo International Holdings Limited, and Argo Underwriting Agency Limited (the “Borrowers”) entered into a $325 million credit agreement (“Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement replaced and terminated the original $175 million credit agreement. The Credit Agreement provides for a $200.0 million revolving credit facility with a maturity date of March 3, 2022 unless extended in accordance with the terms of the Credit Agreement. In addition, the Credit Agreement includes a $125 million term loan borrowing, which Argo Group used to pay off in its entirety the $125.0 million borrowing drawn on January 31, 2017 under the prior credit agreement to help fund the acquisition of Maybrooke. At September 30, 2018, the $125.0 million drawn on this term loan remained outstanding, with a maturity date of March 3, 2019. The term loan bears interest based on a variable rate, which resets and is payable based on reset options we select pursuant to the terms of the Credit Agreement. As of September 30, 2018, the interest rate on this debt was equal to the two-month LIBOR (2.19% at September 30, 2018) plus 150 basis points, or 3.69%.
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
Included in the Credit Agreement is a provision that allows up to $200.0 million of the revolving credit facility to be used for letters of credit (“LOCs”), subject to availability. As of September 30, 2018, there were no borrowings outstanding and $0.5 million in LOCs against the revolving credit facility.
On November 2, 2018, the Borrowers executed a new $325 million credit agreement, replacing the existing Credit Agreement and extending the maturity date of the revolving credit facility to November 2, 2023 and the maturity date of the term loan to November 2, 2021. For additional detail regarding the terms of the new credit agreement, see Part II, Item 5 - "Other Information."
On November 6, 2018, our Board of Directors declared a quarterly cash dividend in the amount of $0.27 on each share of common stock outstanding. The dividend will be paid on December 14, 2018 to shareholders of record at the close of business on November 30, 2018.
On May 3, 2016, our Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous repurchase authorizations. Shares purchased are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of September 30, 2018, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $55.1million.
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
Interest Rate Risk
Our primary market risk exposure is the exposure of our fixed maturity investment portfolio to interest rate risk and the changes in interest rates. Fluctuations in interest rates have a direct impact on the fair valuation of these securities. As interest rates rise, the fair value of our fixed maturity portfolio falls, and the converse is also true. We manage interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates. The model duration of the assets comprising our fixed maturity investment portfolio was 2.53 years and 2.57 years at September 30, 2018 and December 31, 2017, respectively.
Credit Risk
We have exposure to credit risk on losses recoverable from reinsurers and receivables from insureds. Our controls to mitigate this risk include limiting our exposure to any one counterparty, evaluating the financial strength of our reinsurers, generally requiring minimum credit ratings and in certain cases receiving collateral from our reinsurers and insureds.
We also have exposure to credit risk in our investment holdings. Our risk management strategy and investment policy attempts to mitigate this risk by primarily investing in debt instruments of high credit quality issuers, limiting credit concentration, monitoring the credit quality of issuers and counterparties and diversifying issuers. The weighted average rating of our fixed maturity investments was A+ with 86.0% and 87.1% rated investment grade or better (BBB- or higher) at September 30, 2018 and December 31, 2017, respectively.
Our portfolio also includes alternative investments with a carrying value at September 30, 2018 and December 31, 2017 of $487.5 million and $543.6 million (10.0% and 11.5% of total invested assets) respectively. We may invest in both long and short equities, corporate debt securities, currencies, real estate, commodities and derivatives. We attempt to mitigate our risk by selecting managers with extensive experience, proven track records and robust controls and processes. We also mitigate our risk by diversifying through multiple managers and different types of assets and asset classes.
Equity Price Risk
We hold a diversified portfolio of equity securities with a fair value of $486.5 million and $487.4 million (10.0% and 10.3% of total invested assets) at September 30, 2018 and December 31, 2017, respectively. Our equity securities are exposed to equity price risk which is defined as the potential for loss in fair value due to a decline in equity prices. We believe the diversification of our equity securities among various industries, market segments and issuers, as well as the use of multiple outside investment managers, mitigates our exposure to equity price risk.
Foreign Currency Risk
We have exposure to foreign currency risk in our insurance contracts, invested assets and to a lesser extent, a portion of our debt. We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance contracts that are payable in currencies other than the U.S. Dollar with cash and investments that are denominated in such currencies. We also use foreign exchange forward contracts to mitigate this risk. We recognized $5.1 million in gains, and $18.8 million in losses from movements in foreign currency rates for the three and nine months ended September 30, 2018, respectively. We recognized $0.1 million and 12.0 millions in losses from movements in foreign currency rates for the three and nine months ended September 30, 2017, respectively. We recognized $1.4 million in losses and $0.5 million in gains on our foreign currency forward contacts for the three and nine months ended September 30, 2018, respectively. We recognized $4.8 million and $10.4 million in losses on our foreign currency forward contacts for the three and nine months ended September 30, 2017, respectively.
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
There were no changes in the internal control over financial reporting made during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.
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
From January 1, 2018 through September 30, 2018, we have repurchased a total of 500,989 shares for a total cost of $30.0 million. Since the inception of the repurchase authorizations through September 30, 2018, we have repurchased 11,285,996 shares of our common stock at an average price of $40.17 for a total cost of $453.4 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of September 30, 2018, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $55.1 million. The following table provides information with respect to shares of our common stock that were repurchased or surrendered during the three months ended September 30, 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publically Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
July 1 through July 31, 2018	41,977	$59.57	40,388	$62,242,085
August 1 through August 31, 2018	71,037	$61.98	69,937	$57,906,691
September 1 through September 30, 2018	49,209	$61.55	46,131	$55,067,129
Total	162,223		156,456
Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under our various employee equity compensation plans. For the three months ended September 30, 2018, we received 5,767 shares of our common stock, with an average price paid per share of $60.92 that were surrendered by employees in payment for the minimum required withholding taxes. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Entry into a Material Definitive Agreement; Termination of a Material Definitive Agreement; Creation of a Direct Financial Obligation of a Registrant.
On November 2, 2018 (the “Effective Date”) each of Argo Group International Holdings, Ltd., Argo Group US, Inc., Argo International Holdings Limited and Argo Underwriting Agency Limited (the “Borrowers”) entered into a $325,000,000 Credit Agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and parties signatory thereto.
The New Credit Agreement replaced the prior Credit Agreement (the “Prior Agreement”), dated as of March 3, 2017, among the Borrowers, JPMorgan Chase Bank, N.A. and the other parties thereto, which agreement was terminated concurrently with the execution of the New Credit Agreement.
In connection with the consummation of the New Credit Agreement, Argo Group International Holdings, Ltd. borrowed $125 million as a term loan due on November 2, 2021, which amount was used on November 2, 2018 to pay off in its entirety the $125 million of borrowings previously outstanding under the Prior Agreement.  In addition, the New Credit Agreement provides for a $200 million revolving credit facility, and the commitments thereunder shall expire on November 2, 2023 unless extended in accordance with the terms of the New Credit Agreement. Borrowings (as defined in the New Credit Agreement) by the Borrowers under the New Credit Agreement may be used for general corporate purposes, including working capital, permitted acquisitions and letters of credit, and each of the Borrowers has agreed to be jointly and severally liable for the obligations of the other Borrowers under the New Credit Agreement.

Loans designated by the Borrowers at the time of borrowing as “ABR Borrowings” that are outstanding under the New Credit Agreement bear interest at a rate per annum equal to the Applicable Rate (as defined in the New Credit Agreement), plus the greatest of (a) the Prime Rate (as defined in the New Credit Agreement) in effect on such day, (b) the NYFRB Rate (as defined in the New Credit Agreement) in effect on such day plus ½ of 1% and (c) the Adjusted Eurocurrency Rate (as defined in the New Credit Agreement) for a one month interest period plus 1%. Loans designated by the Borrowers at the time of borrowing as “Eurocurrency Borrowings” that are outstanding under the New Credit Agreement bear interest at a rate per annum equal to the Adjusted Eurocurrency Rate (as defined in the New Credit Agreement) for the Interest Period (as defined in the New Credit Agreement) in effect for such Borrowing plus the Applicable Rate (as defined in the New Credit Agreement).
The New Credit Agreement contains events of default as set forth therein. Generally, if an event of default occurs and is continuing, Lenders holding at least a majority of the loans and commitments under the New Credit Agreement may elect to accelerate the maturity of the loans and/or terminate the commitments under the New Credit Agreement. For certain events of default related to liquidation, bankruptcy and similar events, all amounts under the loans become due immediately and all commitments of the Lenders are automatically canceled.  On the Effective Date, $125 million was outstanding under the New Credit Agreement in the form of the term loan described above, and there were no amounts outstanding as revolving borrowings under the New Credit Agreement. Letters of Credit of $0.5 million were outstanding on the Effective Date under the New Credit Agreement.
The description of the New Credit Agreement set forth above is qualified in its entirety by the Credit Agreement filed in this Quarterly Report on Form 10-Q as Exhibit 10.2 and incorporated herein by reference.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

New CEO Employment Agreement

Argo Group International Holdings, Ltd. (the “Company”) executed, effective as of November 5, 2018, an employment agreement (the “Agreement”) with Mark E. Watson III, the Company’s President and Chief Executive Officer, that terminates on December 31, 2023. The Agreement replaces and supersedes the employment agreement previously entered into between the Company and Mr. Watson. The Agreement provides that Mr. Watson will receive an annualized base salary of $1,200,000 less applicable withholdings and deductions (the “Base Salary”). The Human Resources Committee of the Company’s Board of Directors will review the Base Salary annually and may increase (but not decrease) the Base Salary. Mr. Watson also may be eligible to earn annual incentive awards and long-term incentive awards in the sole discretion of the Company from time to time.

In the event that Mr. Watson terminates the Agreement for Good Reason (as defined in the Agreement) or the Company terminates Mr. Watson without Cause, Mr. Watson will receive his Base Salary accrued through the termination date and any target annual incentive award for the year in which his employment is terminated and all unvested equity awards will remain in force as if no termination had occurred; provided that (i) any performance-based equity awards will vest based on actual performance through the end of the applicable performance period, (ii) unvested options and similar awards will remain exercisable for 12 months following the last vesting date, but not beyond the original term and (iii) any such termination within 2 years after a Change of Control (as defined in the Agreement) will result in all unvested equity awards fully vesting. In addition, Mr. Watson will be entitled to receive a payment equal to 2 times the sum of his Base Salary and target annual cash incentive award in the year of termination (or, if no target has been set, the target amount for the prior year). In addition, Mr. Watson shall also be eligible for continuation of health benefits at the active rate for up to 18 months or, if earlier, until he obtains reasonably equivalent coverage. The Agreement also provides for payments upon termination under the Agreement to be reduced, to the extent doing so would not reduce Mr. Watson’s aggregate (after tax) payments and benefits under the Agreement, so that no portion of such payments will be subject to excise taxes under Section 4999 of the Internal Revenue Code of 1986, as amended.

In the event that the Company terminates Mr. Watson for Cause (as defined in the Agreement) he will receive his Base Salary and any benefits accrued as of the date of termination, and he will not be entitled to any other benefits except as required by law.

The Agreement contains certain confidentiality provisions and prohibits Mr. Watson from competing with the Company or soliciting its customers or employees for the one-year period following his termination.

A copy of the Agreement is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The foregoing summary of the terms and conditions of the Agreement is qualified in its entirety by reference to Exhibit 10.2.

Item 6.  Exhibits
A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index of this Form 10-Q, which immediately precedes such exhibits, and is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description

10.1
$325,000,000 Credit Agreement, dated as of November 2, 2018, among Argo Group International Holdings, Ltd., Argo Group US, Inc., Argo International Holdings Limited and Argo Underwriting Agency Limited, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, N.A. and Bank of America, N.A., as co-syndication agents, and the other parties thereto

10.2	Executive Employment Agreement, effective as of November 5, 2018, between Argo Group International Holdings, Ltd. and Mark E. Watson III
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Executive Officer
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

November 6, 2018	By	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

November 6, 2018	By	/s/ Jay S. Bullock
Jay S. Bullock
Executive Vice President and Chief Financial Officer