Form 10-K
period 2018-12-31
Argo Group International Holdings, Ltd.
filed 2019-02-26
CIK 1091748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 1-15259

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
(Exact name of Registrant as specified in its charter)

Bermuda	98-0214719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
110 Pitts Bay Road Pembroke HM08 Bermuda	P.O. Box HM 1282 Hamilton HM FX Bermuda
(Address of principal executive offices)	(Mailing address)
(441) 296-5858
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Security Common Stock, par value of $1.00 per share Guarantee of Argo Group U.S., Inc. 6.500% Senior Notes due 2042	Name of Each Exchange on Which Registered New York Stock Exchange New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2018, the aggregate market value of the common stock held by non-affiliates was approximately $1,926.0 million.
As of February 21, 2019, the Registrant had 33,969,883 shares of common stock outstanding (less treasury shares).
DOCUMENTS INCORPORATED BY REFERENCE
Part III: Excerpts from Argo Group International Holdings, Ltd.’s Proxy Statement for the 2019 Annual Meeting of Shareholders.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
Annual Report on Form 10-K
For the Year Ended December 31, 2018

PART I
			Page
Item	1.	Business	2
Item	1A.	Risk Factors	15
Item	1B.	Unresolved Staff Comments	39
Item	2.	Properties	39
Item	3.	Legal Proceedings	40
Item	4.	Mine Safety Disclosure	41
PART II
Item	5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	43
Item	6.	Selected Financial Data	45
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item	7A.	Quantitative and Qualitative Disclosures about Market Risk	76
Item	8.	Financial Statements and Supplementary Data	77
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	77
Item	9A.	Controls and Procedures	77
Item	9B.	Other Information	79
PART III
Item	10.	Directors, Executive Officers and Corporate Governance	80
Item	11.	Executive Compensation	80
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	80
Item	13.	Certain Relationships and Related Transactions and Director Independence	81
Item	14.	Principal Accounting Fees and Services	81
PART IV
Item	15.	Exhibits, Financial Statement Schedules	82

Forward Looking Statements
Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and are made pursuant to the safe harbor provisions of that act. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects”, “potential”, “continued”, “may”, “will”, “should”, “seeks”, “approximately”, “predicts”, “intends”, “plans”, “estimates”, “anticipates” or the negative version of those words or other comparable words. The forward-looking statements are based on the current expectations of Argo Group International Holdings, Ltd. (“Argo Group,” “we” or the “Company”) and our beliefs concerning future developments and their potential effects on Argo Group. There can be no assurance that actual developments will be those anticipated by Argo Group. Actual results may differ materially as a result of significant risks and uncertainties including but not limited to:

•	changes in the pricing environment including those due to the cyclical nature of the insurance and reinsurance industry;

•	increased competition;

•	the adequacy of our projected loss reserves including:

•	development of claims that varies from that which was expected when loss reserves were established;

•	adverse legal rulings which may impact the liability under insurance and reinsurance contracts beyond that which was anticipated when the reserves were established;

•	development of new theories related to coverage which may increase liabilities under insurance and reinsurance contracts beyond that which were anticipated when the loss reserves were established;

•	reinsurance coverage being other than what was anticipated when the loss reserves were established;

•	changes to regulatory and tax conditions and legislation;

•	natural and/or man-made disasters, including terrorist acts;

•	impact of global climate change;

•	the inability to secure reinsurance;

•	the inability to collect reinsurance recoverables;

•	a downgrade in our financial strength ratings;

•	changes in interest rates;

•	changes in the financial markets that impact investment income and the fair market values of our investments;

•	changes in asset valuations;

•	failure to execute information technology strategies;

•	exposure to information security breach;

•	failure of outsourced service providers;

•	failure to execute expense targets;

•	inability to successfully execute mergers or acquisitions; and

•	other risks detailed in this Form 10-K or that may be detailed in other filings with the Securities and Exchange Commission.
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
The following is a summary organizational chart of Argo Group:
Business Segments and Products
For the year ended December 31, 2018, our operations included two reportable segments – U.S. Operations and International Operations. In addition to these main business segments, we have a Run-off Lines segment for certain products we no longer underwrite. For discussion of the operating results of each business segment, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 19, “Segment Information,” in the Notes to the Consolidated Financial Statements.
U.S. Operations
This segment is a leader in the U.S. Specialty Insurance market, specifically through its Excess and Surplus Lines ("E&S") businesses focusing on U.S.-based risks that the standard, admitted insurance market is unwilling or unable to underwrite, and through other specialized admitted and non-admitted business distributed through retail, wholesale, and managing general brokers/agents in the Specialty Insurance market. The standard insurance market’s limited appetite for such coverage is often driven by the insured’s unique risk characteristics, the perils involved, the nature of the business, and/or the insured’s loss experience.

The E&S businesses are often able to underwrite risks using more flexible policy terms and rating structures. The other U.S. businesses use their underwriting expertise in specific industry classes or exposures to write niche classes of business primarily in the admitted insurance market.
Our Excess and Surplus Lines businesses operate primarily through the Colony Specialty platform. While focused primarily on non-admitted business, Colony Specialty may also underwrite certain classes of business on an admitted basis.
Colony Specialty underwrites primary and excess casualty, property, and other coverage for hard-to-place risks and/or distressed businesses that typically fall outside of the standard insurance market’s risk appetite. This business is underwritten through the following business units: Casualty (which includes Construction), Transportation, Property, Contract and Environmental. Through these units, Colony Specialty provides coverage to a broad group of commercial enterprises, including contractors, manufacturers, distributors, property owners, retailers, restaurants and environmental consultants.
Our other, primarily admitted business units target classes and industries with distinct risk profiles that can benefit from specially designed insurance coverage, tailored loss control and expert claims handling. Under this focus, U.S. Operations includes the following business units: Argo Pro, Argo Insurance, Rockwood Casualty Insurance Company (“Rockwood”), U.S. Specialty Programs, Inland Marine, Argo Surety and Trident Public Risk Solutions (“Trident”).
Argo Pro
Argo Pro is our mid-market professional lines platform that provides a broad portfolio of errors and omission, and management liability products to our wholesale and retail distribution partners. Argo Pro offers customized coverage on a primary and excess basis for risks on both an admitted and non-admitted basis, targeting commercial and select financial institution risks in the middle market and upper middle market segments. Our underwriting focus provides risk management solutions for accountants, architects and engineers, commercial crime, directors and officers, employment practices, fiduciary, lawyers, miscellaneous professionals, technology, privacy and security.
Argo Insurance
Argo Insurance offers insurance and risk management services to grocery, restaurants and other specialty retail industries. Using specific risk-control tools, Argo Insurance provides property, liability, workers compensation, automobile and umbrella coverage to accounts throughout the United States, primarily on a large deductible and self-insured retention basis.
Rockwood
Rockwood is primarily a specialty underwriter of workers compensation for the mining industry. It also underwrites coverage for small commercial businesses, including retail operations, light manufacturing, services and restaurants. Approximately 45% of its premiums are written in Pennsylvania. Rockwood underwrites policies on both a large-deductible basis and on a guaranteed-cost basis for smaller commercial accounts. In addition, Rockwood provides general liability and commercial automobile coverage, as well as coverage for pollution liability, umbrella liability, and surety to support its core clients’ other mining and mining-related exposures.
U.S. Specialty Programs
U.S. Specialty Programs offers specialized commercial niche programs customized to meet the specific insurance needs of targeted businesses. This unit provides solutions crafted specifically for each program opportunity. Its internal and external network includes experienced program administrators with successful track records with specialized underwriting expertise.
Inland Marine
The Inland Marine business unit offers insurance coverage in the U.S. for builders risk, motor-truck cargo, equipment, and other miscellaneous marine risks. Coverage is provided on a monoline basis with both primary and excess coverages available.
Argo Surety
Argo Surety provides surety solutions to businesses that must satisfy various eligibility conditions in order to conduct commerce, such as licensure requirements required by government statute or regulation, counterparty conditions found in private or public construction projects, or satisfactory performance of contracted services. Surety products are commonly grouped into two broad categories referred to as commercial bonds and contract bonds. Commercial bonds are generally required of businesses that guarantee their compliance with regulations and statutes, the payment and performance assurance for various forms of contractual obligations, or the completion of services. Contract bonds are typically third-party performance, payment or maintenance guarantees associated with construction projects. Argo Surety primarily writes Commercial bonds targeting multiple industries, including construction (general, trade and service contractors), manufacturing, transportation, energy (coal, oil and gas), waste management, industrial equipment, technology, retail, public utilities and healthcare.
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
International Operations
This segment specializes in insurance and reinsurance risks worldwide through the broker market, focusing on specialty property insurance, property catastrophe reinsurance, primary/excess casualty and professional liability insurance. This segment includes a multi-class Lloyd’s Syndicate platform, a strong Bermuda trading platform and growing businesses in Continental Europe and Brazil.
This segment operates as ArgoGlobal in addition to other brands depending on product and jurisdiction, including Ariel Re, Argo Re, the Casualty and Professional Lines unit of Argo Insurance Bermuda, ArgoGlobal SE in Continental Europe, ArgoGlobal Assicurazioni (“ArgoGlobal Assicurazioni”) S.p.A in Italy and Argo Seguros Brazil, S.A. (“Argo Seguros”) in Brazil.
Lloyd’s Syndicate Platform
Argo’s Lloyd’s Syndicate platform includes Syndicate 1200 and Syndicate 1910. Based in London, the syndicates have regional operations in Bermuda, Dubai, Singapore and Shanghai. The syndicates are managed by the Argo Managing Agency and trade under the Lloyd’s of London capital and licensing framework.
Syndicate 1200 is focused on underwriting worldwide property, non-U.S. liability, marine and energy and specialty insurance. The property division of Syndicate 1200 concentrates mainly on North American commercial properties, but is also active in the residential sector, including collateral protection insurance programs for lending institutions. A portion of business is underwritten through the use of binding authorities, whereby we delegate underwriting authority to another party, usually a broker or underwriting agent. The liability division underwrites professional indemnity, general liability, medical malpractice, casualty and motor treaty, directors and officers and cyber insurance with emphasis on Canada, Australia and the U.K. The marine and energy division underwrites cargo, upstream and downstream energy, hull and marine liability insurance. The specialty division underwrites personal accident, credit and political risks, livestock and contingency insurance.
Approximately one half of Syndicate 1200's underwriting capital is related to third parties, including other (re)insurance groups (“trade capital”) and high net worth individuals (“Names”) who want to participate in our underwriting. Trade capital providers participate on a quota share basis behind an Argo-owned corporate member or directly through their own member. The flexibility in the sources of capital allows us to manage underwriting exposure over the insurance cycle. Our economic participation in the syndicate varies by year of account based on our risk appetite and the availability of third party capital. This business earns a return on the underwriting capital that is provided by us and from fee income earned from the management of third-party capital.
Syndicate 1910 underwrites reinsurance through our reinsurance division, Ariel Re, which operates in two areas - treaty property and specialty, and property insurance exposures through Argo Insurance Bermuda, a division of Argo Re. Treaty property reinsurance is predominantly catastrophe-focused. Specialty reinsurance encompasses marine, energy, aviation, terrorism and property. This reinsurance portfolio is focused on treaties where high-quality exposure and experience data allow our underwriters to quantify the risk. The property insurance business is focused on mainly North American commercial properties and writes on both a primary and excess basis. Business is written on an open market basis through retail and wholesale brokers.
Syndicate 1910 also obtains a portion of its underwriting capital from third party sources and seeks to maintain a balance between capital provided by us and capital managed on behalf of third parties. The sources of the underwriting capital for Syndicate 1910 include our interest and capital from trade capital and Names. The flexibility in the sources of capital allows us to manage underwriting exposure over the insurance cycle. Our economic participation in the syndicate varies by year of account based on our risk appetite and the availability of third-party capital.
Bermuda Insurance, Europe and Brazil
The additional international businesses include Argo Insurance Bermuda, ArgoGlobal SE, ArgoGlobal Assicurazioni in Italy and Argo Seguros business in Brazil.

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
ArgoGlobal Assicurazioni is a specialty underwriter of property, marine, accident & health and liability insurance in the European market with a focus on Italy and Southern Europe.
Argo Seguros is our property and casualty insurance company based in Sao Paolo, Brazil, which is focused on serving that country’s domestic commercial insurance market. Argo Seguros provides a broad range of commercial property, casualty and specialty coverages. Its primary lines of business are cargo and marine, property, and engineering and financial lines.
Run-off Lines
The Run-off Lines segment includes outstanding liabilities associated with discontinued lines previously underwritten by our insurance subsidiaries, such as those arising from liability policies dating back to the 1960s, 1970s and into the 1980s; risk management policies written by a business unit that has since been sold to a third party; and other legacy accounts previously written by our reinsurance subsidiaries.
Marketing and Distribution
We provide products and services to well-defined niche markets. We use our capital strength and the Argo Group brands to cross-market the products offered by our segments among our operating platforms and divisions. We offer our distribution partners tailored, innovative solutions for managing risk using the full range of products and services we have available.
U.S. Operations
Within U.S. Operations, Colony Specialty distributes its products through a network of appointed wholesale agents and brokers specializing in excess and surplus lines and certain targeted admitted lines. Approximately two-thirds of Colony Specialty’s premium volume in 2018 was produced by wholesale brokers who submit business and rely on Colony Specialty to produce quotes and handle policy issuance on such accounts. The remaining one-third of Colony Specialty’s premium was produced through a select group of wholesale agents to whom Colony Specialty has delegated limited authority to act on its behalf. These agents are granted authority to underwrite, quote, bind and issue policies in accordance with predetermined guidelines and procedures prescribed by Colony Specialty.
The remainder of the U.S. business uses a broad distribution platform to deliver specialty insurance products and services to our policyholders and agents. Argo Pro distributes its products through wholesale agents, brokers and retail agents. Argo Insurance products and services are distributed through select retail agents, brokers, wholesale agents and program managers with demonstrated expertise. Rockwood distributes its product lines through its network of retail and wholesale agents. U.S. Specialty Programs provides its products through selected managing general agents ("MGAs") and brokers.  Inland Marine uses selected retail agents and brokers. Trident provides its insurance products and related services through select retail agents, brokers and state program managers. Argo Surety distributes its products through select surety specialty agents and brokers across the United States.
International Operations
Syndicate 1200 obtains its insurance business from two main sources: the Lloyd’s open market and underwriting agencies with delegated authority. In the Lloyd’s open market, brokers approach Syndicate 1200 directly with risk opportunities for consideration by our underwriters. Brokers also approach Syndicate 1200 on behalf of selected underwriting agencies that are granted limited authority delegated by the Syndicate 1200 to make underwriting decisions on these risks. In general, risks written in the open market are larger than risks written on our behalf by authorized agencies in terms of both exposure and premium.
Syndicate 1910 originates business directly through our Lloyd's platform, as well as business originated outside of Lloyd's. All of our reinsurance ultimately resides in Syndicate 1910 through our internal capital framework, including the use of intercompany quota share arrangements.
The additional International Operations’ businesses obtain business through brokers and third-party intermediaries. The businesses' marketing and distribution strategies are based on territories with employees in countries around the world, including: the United Kingdom, Bermuda, Belgium, France, Germany, Brazil, Switzerland, Malta and an office in the United States (Miami) serving the offshore needs of the Latin American market.

Competition
We compete in a wide variety of markets against numerous and varied competitors, depending on the nature of the risk and coverage being written. The competition for any one account may range from large international firms to smaller regional companies in the domiciles in which we operate.
To remain competitive, our strategy includes, among other elements: (1) focusing on rate adequacy and underwriting discipline while providing a competitively priced product; (2) leveraging our distribution network by providing product solutions; (3) controlling expenses; (4) maintaining financial strength and issuer credit ratings; (5) providing quality services to agents and policyholders, including claims handling, rate, quote, bind and issue technologies to make it easier to write business; and (6) exploiting opportunities to acquire suitable books of business.
U.S. Operations
Competition within the excess and surplus lines marketplace comes from a wide range of national and global carriers. In addition to mature companies that operate nationwide, competition comes from carriers formed in recent years. The Excess and Surplus Lines businesses may also compete with national and regional carriers from the standard market that are willing to underwrite policies on selected accounts on an admitted basis.
Due to the diverse nature of the products offered by our other U.S. Operations businesses, competition comes from various sources, but largely from regional companies or specific units / subsidiaries of national carriers. National carriers tend to compete for larger accounts along all product lines. Competition for Trident comes from a wide range of commercial insurers, but also from state and regional governmental risk pools.
International Operations
Competition for any one account may come from other Lloyd’s syndicates, international firms or smaller regional companies. These competitors include independent insurance and reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, departments of certain commercial insurance companies, and underwriting syndicates.
Ratings
Ratings are an important factor in assessing our competitive position and our ability to meet our ongoing obligations. Ratings are not a recommendation to buy, sell or hold any security, and they may be revised or withdrawn at any time by the agency providing such a rating. Moreover, the ratings of each agency should be evaluated independently as the rating methodology and evaluation process may differ. The ratings issued on us or our subsidiaries by any of these agencies are announced publicly and are available on our website and the respective rating agency’s websites. We have two types of ratings: (i) Financial Strength Ratings (“FSR”) and (ii) Debt Ratings or Issuer Credit Ratings (“ICR”).
Financial Strength Ratings reflect the rating agency’s assessment of an insurer’s ability to meet its financial obligations to policyholders. With the exception of Argo Seguros (which is not rated), all of our insurance and reinsurance companies have an FSR of “A” (Excellent) from A.M. Best Company (“A.M. Best”), and our U.S. insurance subsidiaries have an FSR of “A-” (Strong) from Standard & Poor’s (“S&P”), with positive outlook.
Debt Ratings and Issuer Credit Ratings reflect the rating agency’s assessment of a company’s prospects for repaying its debts and can be considered by lenders in connection with the setting of interest rates and terms for a company’s short-term or long-term borrowings. Argo Group U.S., Inc. has an ICR and senior unsecured debt rating of “BBB-” from S&P. Argo Group International Holdings, Ltd. has an ICR and senior unsecured Debt Rating of “bbb” from A.M. Best. Except for ARIS Title and Argo Seguros, all of our insurance and reinsurance companies have an ICR of “a” from A.M. Best.
A.M. Best Financial Strength Ratings range from “A++” (Superior) to “S” (Suspended) and include 16 separate ratings categories. S&P Financial Strength Ratings range from “AAA” (Extremely Strong) to “R” (under regulatory supervision) and include 21 separate ratings categories.
Syndicates 1200 and 1910, our Lloyd’s syndicates, operate with the Lloyd’s market FSR rating of “A” (Excellent) with a stable outlook by A.M. Best and “A+” (Strong) with a negative outlook by S&P.

Regulation
General
The business of insurance and reinsurance and related services is regulated in most countries, although the degree and type of regulation varies from one jurisdiction to another. The principal jurisdictions in which our insurance and reinsurance businesses operate are Bermuda, various state regulators in the United States, the European Union (“EU”), the United Kingdom and Brazil. We are also regulated by other countries and jurisdictions where we do business. Our group regulatory supervisor is the Bermuda Monetary Authority ("BMA").
Bermuda
Insurance Company and Insurance Group Supervision and Regulation Scheme
Many of Bermuda’s insurance groups subject to supervision are internationally active. Therefore, Bermuda’s group supervision framework reflects international developments in this area and principles for insurance group supervision adopted by the International Association of Insurance Supervisors.
Based on the Bermuda Insurance Act 1978 (“the Insurance Act”), as amended from time to time, Bermuda maintains a progressive, risk-based supervisory system for registered Insurance Companies and for selected Insurance Groups.
A number of Bermuda registered (re)insurers operate within a group structure, meaning that a local insurer’s financial position and risk profile, and its overall prudential position, may be impacted by being part of a group, both positively and negatively. Therefore, the BMA has established a group supervision framework for insurance groups. The BMA conducts its responsibilities and powers as Group Supervisor under the Insurance Act, and the supporting legislation, the Insurance (Group Supervision) Rules 2011 and the Insurance (Prudential Standards) (Insurance Groups Solvency Requirement) Rules 2011.
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
In 2018, the BMA, convened its annual supervisory college sessions relative to Argo Group, which included participation by the U.K. Prudential Regulatory Authority and the Insurance Departments of the States of Illinois and Virginia. Argo Group management was also asked to attend and to make a presentation.
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
Solvency Regulation Scheme
Bermuda continues to enhance its risk-based regulatory regime, to meet or exceed international standards, including Solvency II (“S II”) as enacted by the EU in November 2009. On March 24, 2016, the European Commission’s recommendation that Bermuda achieve full Solvency II equivalence was confirmed in the Official Journal of the European Union, with retroactive application to January 1, 2016. The European Commission announced its approval of Bermuda’s commercial (re)insurance regime as being fully equivalent to the regulatory standards applied under S II.
Many of the areas covered under this initiative have been phased in over recent years. The BMA has enhanced its existing regime consisting of three core components: (1) Capital Adequacy, (2) Governance and Risk Management and (3) Disclosure and Reporting. Most of these core components are interconnected and potentially influenced by developments in other international regimes. Insurance companies as well as insurance groups are also subject to the Bermuda Solvency Capital Requirement (“BSCR”), a risk-based capital system mandated by the above mentioned rules.
Regulation of Argo Re
Classification of Insurers
The Insurance Act distinguishes between special purpose insurers, insurers operating a long-term business and insurers operating a general business. There are various classifications of insurers operating a general business, with Class 4 insurers subject to the highest level of regulation. Argo Re, which is incorporated to operate a general insurance and reinsurance business, is registered as a Class 4 insurer in Bermuda and is regulated as such under the Insurance Act. Under the Insurance Act, no distinction is made between insurance and reinsurance business.
Principal Representative and Principal Office
As an insurer, Argo Re is required to maintain a principal office and to appoint and maintain a principal representative in Bermuda. The principal representative is required to give notice to the BMA regarding certain events relating to solvency, significant losses, proposed changes in ownership, changes in membership of the Board of Directors or our senior management, and other material changes defined in the Insurance Act. In some instances, prior approval may be required for a proposed action that is the subject of a notice.
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
In 2018 and 2016, Argo Re paid a cash dividend of $36.5 million and $41.0 million, respectively to Argo Group. The proceeds of the dividends were used to repay intercompany balances related primarily to the funding of dividend and interest payments and other corporate expenses. In 2017, Argo Re did not pay a dividend to Argo Group.
Financial Condition Report
In 2018, Argo Group filed a Financial Condition Report (“FCR”) with the BMA and on its public website under the Insurance (Public Disclosure) Rules 2015 pursuant to the Insurance Act. The purpose of this Financial Condition Report for Argo Group is to provide a public disclosure of the measures governing the Company’s business operations, corporate governance framework, solvency, financial performance and management of significant events. The FCR was reviewed by the Bermuda Monetary Authority and posted on the Argo public website in June 2018. The FCR is an annual filing and provides additional information to the public in relation to the Company’s business model. The 2018 FCR was used to meet new NAIC Corporate Governance Annual Disclosures ("CGAD") reporting requirements applying to Argo Group U.S. as a result of the passing of the CGAD Model Act. It is anticipated this will be repeated for the 2019 filing.
United States
State Insurance Regulation
Argo Group U.S., Inc.’s insurance subsidiaries are subject to the supervision and regulation of the states in which they are domiciled. We currently have twelve insurance companies domiciled in five states (the “U.S. Insurance Entities”). Argo Group U.S., Inc., as the parent of the U.S. Insurance Entities, is subject to the insurance holding company laws of Illinois, New York, Ohio, Pennsylvania and Virginia. These laws generally require each of the U.S. Insurance Entities to submit annual holding company registration statements to its respective domestic state insurance departments and to furnish annual financial and other information about the operations of the companies within the holding company group, including the filing of an Own Risk and Solvency Assessment Summary Report with the Illinois Director of Insurance, as the lead state regulator. In order to assess the business strategy, financial position, legal and regulatory position, risk exposure, risk management, and governance processes, the Illinois Director of Insurance may participate in a supervisory college with other regulators who are interested in the supervision of an Illinois domestic insurer or its affiliates, including other state, federal, and international regulatory agencies. Generally, all material transactions among companies in the holding company group to which any of the U.S. Insurance Entities is a party, including sales, loans, reinsurance agreements and service agreements, must be fair and, if material or of a specified category, require prior notice and approval by the insurance department where the subsidiary is domiciled. Transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries and certain material transactions between companies within the holding company group may be subject to prior notice to, or prior approval by, state regulatory authorities in the domiciliary states. Such supervision and regulation is intended to primarily protect our policyholders. Matters relating to authorized lines of business, underwriting standards, financial condition standards, licensing of insurers, investment standards, premium levels, policy provisions, the filing of annual and other financial reports prepared on the basis of Statutory Accounting Principles, the filing and form of actuarial reports, dividends and a variety of other financial and non-financial matters are also areas that are regulated and supervised by the states in which our U.S. Insurance Entities are domiciled.
Cyber Regulations
The New York Department of Financial Services ("NYDFS") issued Cybersecurity Regulations for Financial Services Companies that require certain of our insurance operations to, among other things, establish and maintain a cybersecurity policy, a cybersecurity breach incident response process and to designate a Chief Information Security Officer. These Regulations first came into effect in 2017 with a two -year transition period. In addition, the NAIC adopted the Insurance Data Security Model Law in October 2017. The purpose of this Model Law is to establish recommended standards for data security and for the notification to insurance commissioners of cybersecurity incidents involving unauthorized access to, or the misuse of, certain non-public information.
Guaranty Associations
Our licensed U.S. Insurance Entities are participants in the statutorily created insolvency guaranty associations in all states where they are licensed carriers. These associations were formed for the purpose of paying return of unearned premium and claims of licensed insolvent insurance companies. The licensed U.S. Insurance Entities are assessed their pro rata share of such guaranty fund payments based upon their written premiums, subject to a maximum annual assessment per line of insurance. Such assessments costs may be recovered, in certain jurisdictions, through the application of surcharges on future premiums or premium tax offsets. Except in the state of New Jersey, non-admitted business is neither supported by nor subject to guaranty assessments.
Dividends
All of the U.S. Insurance Entities are subsidiaries of Argo Group U.S., Inc., meaning that any dividends from the U.S. Insurance Entities are payable in the first instance to Argo Group U.S., Inc. prior to being passed upward as dividends to Argo Group. The ability of our U.S. Insurance Entities to pay dividends is subject to certain restrictions imposed by the jurisdictions of domicile that regulate our U.S. Insurance Entities and each such jurisdiction imposes limitations upon the amount of dividends that an insurance company may pay without the approval of its insurance regulator.
Argo Group U.S., Inc. may receive dividends from its direct subsidiaries: Argonaut Insurance Company and Rockwood Casualty Insurance Company. During 2019, Argonaut Insurance Company may be permitted to pay dividends up to $89.6 million without approval from the Illinois Department of Insurance, based on the application of the Illinois ordinary dividend calculation. Rockwood may be permitted, during 2019, to pay dividends up to $12.6 million without approval from the Pennsylvania Department of Insurance, based on the application of Pennsylvania’s ordinary dividend calculation. For the year ended December 31, 2018, Rockwood paid an ordinary dividend to Argo Group U.S., Inc. in the amount of $20.0 million. Business and regulatory considerations may impact the amount of dividends actually paid, and prior regulatory approval of extraordinary dividend payments is required.
State laws require prior notice or regulatory approval of direct or indirect changes in control of an insurer, reinsurer or its holding company, and certain significant inter-corporate transfers of assets within the holding company structure. An investor who acquires or attempts to acquire shares representing or convertible into more than 10% of the voting power of the securities of Argo Group would become subject to at least some of these laws, would be required to obtain approval from the five domiciliary regulators of the U.S. Insurance Entities prior to acquiring such shares and would be required to file certain notices and reports with the five domiciliary regulators prior to such acquisition.
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
European Union (EU)
The S II regulatory regime in the EU, imposes solvency and governance requirements across all 28 EU Member States.
S II, imposes economic risk-based solvency requirements across all 28 European Member States and consists of three pillars: (1) Pillar I - quantitative capital requirements, based on a valuation of the entire balance sheet; (2) Pillar II - qualitative regulatory review, which includes governance, internal controls, enterprise risk management and supervisory review process; and (3) Pillar III - market discipline, which is accomplished through reporting of the insurer's financial condition to regulators.
Our Lloyd’s Managing Agency, Argo Managing Agency Limited, which manages Syndicate 1200, Syndicate 1910 and Special Purpose Arrangement 6117 (“SPA 6117”) at Lloyd’s, and ArgoGlobal SE (Malta) are required to comply with S II.
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
PRA and FCA Regulations
Argo Managing Agency Limited, managing agent of Syndicate 1200, Syndicate 1910 and SPA 6117, is authorized by the PRA and regulated by the PRA and the FCA, as well as being supervised by Lloyd’s.  The PRA, FCA and Lloyd’s have common objectives in ensuring that the Lloyd’s market is appropriately regulated.  To minimize duplication, there are arrangements with Lloyd’s for co-operation on supervision and enforcement.  Both the PRA and FCA have substantial powers of intervention in relation to the Lloyd’s Managing Agents (such as Argo Managing Agency Limited) that they regulate, including the power to remove their authorization to manage Lloyd’s Syndicates.  In addition, each year the PRA requires Lloyd’s to satisfy an annual solvency test that measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and run-off.  If Lloyd’s fails this test, the PRA may require Lloyd’s to cease trading and/or its members to cease or reduce underwriting.
Lloyd’s Regulations and Requirements
The operations of Syndicate 1200, Syndicate 1910 and SPA 6117 are supervised by Lloyd’s. The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s. The Lloyd’s Franchise Board is responsible for setting risk management and profitability targets for the Lloyd’s market and operates a business planning and monitoring process for all Syndicates, including reviewing and approving the Syndicates’ annual business plans. The Lloyd’s Franchise Board requires annual approval of Syndicate 1200’s, Syndicate 1910’s and SPA 6117’s business plans, including maximum underwriting capacity, and may require changes to any business plan presented to it or that additional capital be provided to support underwriting. Lloyd’s also imposes various charges and assessments on its members.

The Argo Group predominantly participates in the Lloyd’s Market as a Lloyd’s corporate member on Syndicate 1200 and Syndicate 1910 through Argo (No 604) Ltd. By entering into a membership agreement with Lloyd’s, Argo (No 604) Ltd undertakes to comply with all Lloyd’s by-laws and regulations as well as the provisions of the Lloyd’s Acts and Financial Services and Markets Act 2000 that are applicable to it. The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (referred to as “Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined by Lloyd’s. The amount of such deposit is calculated for each member through the completion of an annual capital adequacy exercise. These requirements allow Lloyd’s to evaluate that each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin.
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
Argo Managing Agency Limited owns five service companies, which produce business for Syndicate 1200 under delegated underwriting authority arrangements. They are:

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

•	ArgoGlobal Insurance Services, Inc.
ArgoGlobal Insurance Services Inc. (AGIS) is an approved Lloyd’s coverholder service company. It is a corporation incorporated in Delaware, USA authorized to transact business in the State of Florida. The Company receives regulatory oversight from Lloyd’s.

•	ArgoGlobal Services (Hong Kong) Limited
ArgoGlobal Services (Hong Kong) Limited is registered with the Insurance Agents Registration Board (IARB). It is a Lloyd’s approved service company coverholder. ArgoGlobal Services (Hong Kong) Limited is subject to the laws and rules of Hong Kong. The Company is subject to regulatory oversight from Lloyd’s.
Argo Group owns a sixth service company which produces business to Syndicate 1910 and Syndicate 1200 under a delegated underwriting authority arrangement. It is:

•	Ariel Re Bda Limited (domiciled in Bermuda)
Ariel Re Bda Limited is licensed by the Bermuda Monetary Authority (“BMA”) as an Insurance Agent and an Insurance Manager. It is a Lloyd’s approved service company coverholder. Ariel Re Bda Limited is subject to the laws of Bermuda and the supervision and regulatory requirements of the BMA.

Dividends
Dividend payments from Argo Managing Agency Limited to its immediate parent are not restricted by regulatory authority.  Dividend payments from Argo Managing Agency Limited are to be made at the discretion of Argo Managing Agency Limited’s Board of Directors and are subject to the earnings, operations, financial condition, capital and general business requirements of Syndicate 1200 and Syndicate 1910. Dividends from a Lloyd’s managing agent and a Lloyd’s corporate member can be declared and paid provided it has sufficient capital available.
Malta
ArgoGlobal SE operates as an authorized insurance undertaking domiciled in Malta under the Malta Business Act (Cap. 403) by the Malta Financial Services Authority (“MFSA”). ArgoGlobal SE is regulated as a domestic insurer by the MFSA and subject generally to Malta’s laws and regulations relating to insurance and solvency requirements. ArgoGlobal SE underwrites risks throughout the European Member States and European Economic Area, on an “Exercise of Passport Rights-Services/Establishment” basis. The authorized branch office in Zurich can only underwrite Swiss domiciled risks. Dividends from ArgoGlobal SE are subject to applicable laws and regulations in Malta.
Italy
ArgoGlobal Assicurazioni S.p.A is an authorized insurance entity domiciled in Italy. It is authorized by the Institute for the Supervision of Insurance (“IVASS”) to operate the business of insurance under ISVAP No. 2581 as of January 21, 2008. ArgoGlobal Assicurazioni S.p.A is enrolled in the Register of Insurance Companies under No. 1.00163. ArgoGlobal Assicurazioni S.p.A receives regulatory oversight from IVASS and the EU. Dividends from ArgoGlobal Assicurazioni S.p.A are subject to applicable laws and regulations in Italy.
General Data Protection Regulations
In the European Union the General Data Protection Regulation (the "GDPR") came into force on May 25, 2018. Argo Group is subject to the requirements of GDPR as regards the provision of our services and products within the European Union.
Argo Group recognizes the importance of maintaining data privacy protections for nonpublic personal information as required by GDPR. Argo Group has established policies and procedures that are in compliance with the applicable GDPR requirements.
Brazil
Argo Seguros is authorized to operate as a licensed insurer domiciled in Brazil by the Superintendệncia de Seguros Privados, (“SUSEP”) per Ordinance nº 4.316 issued in 2011. Argo Seguros is regulated as a domestic insurer by SUSEP and subject to Brazil’s laws and regulations relating to insurance and solvency requirements. Dividends from Argo Seguros are subject to applicable laws and regulations in Brazil.
In April 2014, Argo Re Ltd. was registered by SUSEP as an admitted reinsurer in Brazil, and established its representative office, Argo Re Escritório de Representação no Brasil Ltda. (“Argo Re Escritório”) in São Paulo, Brazil, per Ordinance nº 5.795.  Argo Re Escritorio is focused on serving the domestic commercial reinsurance market.  Argo Re Ltd. and Argo Re Escritório are subject to Brazil’s laws and regulations relating to business activities as an admitted reinsurer.
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
As a specialty reinsurer, we purchase a broad-based series of reinsurance programs in an effort to mitigate the risk of significant capital deterioration, as well as to minimize the volatility of earnings against the impact of a single, large catastrophe or several smaller, but still significant catastrophe events. These programs are structured with the intention of limiting the financial impact of significant catastrophe losses in a given fiscal year to no more than one quarter’s earnings.
Reinsurance does not discharge the issuing primary carrier from its obligation to pay a policyholder for losses insured under its policy. Rather, the reinsured portion of each loss covered under a reinsurance treaty is ceded to the assuming reinsurer for reimbursement to the primary carrier. Because this creates a receivable owed by the reinsurer to the ceding carrier, there is credit exposure to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under its reinsurance treaty. The ability to collect on reinsurance is subject to the solvency of the reinsurers, interpretation of contract language and other factors. We are selective in regard to our reinsurers, seeking out those with stronger financial strength ratings from A.M. Best or S&P. However, the financial condition of a reinsurer may change over time based on market conditions. We perform credit reviews on our reinsurers, focusing on a number of criteria including, but not limited to, financial condition, stability, trends and commitment to the reinsurance business. In certain instances, we also require deposit of assets in trust, letters of credit or other acceptable collateral. This would be to support balances due from reinsurers whose financial strength ratings fall below a certain level or who transact business on a non-admitted basis in the case of the U.S. insurance entities in the state where the reinsured subsidiary is domiciled, or who provide reinsurance only on a collateralized basis.
At December 31, 2018, Argo Group’s reinsurance recoverable balance totaled $2,688.3 million, net of an allowance for doubtful accounts of $1.8 million. The following table reflects the credit ratings for our reinsurance recoverable balance at December 31, 2018:

	2018
(in millions)	Reinsurance Recoverables	% of Total
Ratings per A.M. Best
Reinsurers rated A+ or better	$1,451.4	54.1%
Reinsurers rated A	605.5	22.5%
Reinsurers rated A-	156.9	5.8%
Reinsurers rated below A- or not rated	474.5	17.6%
	$2,688.3	100.0%
Nine of the top ten reinsurers, rated A or higher, accounted for $1,472.1 million, or approximately 55% of the reinsurance recoverable balance as of December 31, 2018. Management has concluded that all balances (net of any allowances for doubtful accounts) are considered recoverable as of December 31, 2018. As of December 31, 2018, we hold collateral for 66% of the amounts recoverable from reinsurers rated below A- or not rated.
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
The estimate of reinsurance recoverables related to reported and unreported losses and loss adjustment expenses represent the portion of the gross liabilities that are anticipated to be recovered from reinsurers. Amounts recoverable from reinsurers are recognized as assets at the same time as, and in a manner consistent with, the estimate of the gross losses covered by the reinsurance treaty.
We are subject to and establish estimates for claims arising out of catastrophes that may have a significant effect on our business, results of operations and/or financial condition. Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hailstorms, explosions, power outages, severe winter weather, fires and man-made events, such as terrorist attacks.
We have discontinued underwriting certain lines of business; however, we are still obligated to pay losses incurred on these lines. Certain lines currently in run-off are characterized by long elapsed periods between the occurrence of a claim and any ultimate payment to resolve the claim. Included in Run-off Lines segment are claims related to asbestos and environmental liabilities arising out of liability policies primarily written in the 1960s, 1970s and into the early1980s with a limited number of claims occurring on policies written in the early 1990s. Business formerly written in our Risk Management business is also classified in the Run-off Lines segment. Additional discussion on the Run-off Lines segment can be found under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Additional information relating to our loss reserve development is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 5, “Reserves for Losses and Loss Adjustment Expenses,” in the Notes to Consolidated Financial Statements.
Investments
Investment Strategy and Guidelines
Our investment portfolio is designed to ensure adequate liquidity for the prompt payment of our obligations, including any potential claims payments. To ensure adequate liquidity for payment of claims, we broadly seek to match the profile of our invested assets with those of our liabilities. We consider liquidity, anticipated duration, and the currency of our liabilities when making investment decisions. To meet our liquidity needs, our core bond portfolio consists primarily of investment grade, fixed-maturity securities. As of December 31, 2018, fixed maturities, along with cash and short-term investments, represented 79.0% of our total investments and cash equivalents.
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
Investment Committee and Investment Managers
The Investment Committee of our Board of Directors has approved an investment policy statement that contains investment guidelines and serves to govern our investment activity. The Investment Committee regularly monitors our overall investment results, compliance with investment objectives and guidelines and ultimately reports our overall investment results to the Board of Directors.
We currently use multiple professional investment managers to manage our portfolio. A small portion of the investment portfolio is managed internally.
Additional information relating to our investment portfolio is included under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” and Note 3, “Investments,” in the Notes to Consolidated Financial Statements.
Employees
As of December 31, 2018, we had 1,411 employees. We provide a comprehensive benefits program for substantially all employees, including a 401(k) savings plan and other retirement plans, health, life and disability benefits and a tuition reimbursement program.
Available Information
Our executive offices are located at 110 Pitts Bay Road, Pembroke HM08, Bermuda. The mailing address is P.O. Box HM 1282, Hamilton HM FX, Bermuda. The telephone number is (441) 296-5858. The website address is www.argolimited.com. None of the information contained on our website is part of this report or is incorporated in this report by reference. We file annual, quarterly and current reports, proxy statements and other information and documents with the Securities and Exchange Commission (“SEC”), which are made available at www.sec.gov. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, interactive data files, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after we electronically file them with or furnish them to the SEC. Also available on our website, under the Investor Relations and Governance links, are copies of our Audit Committee Charter, Human Resources Committee Charter, Investment Committee Charter, Nominating Committee Charter, Risk & Capital

Committee Charter, Corporate Governance Guidelines and Terms of Reference, Financial Conduct Report (FCR) and Code of Conduct and Business Ethics. Our Code of Conduct and Business Ethics applies to all of our board members, officers, third-party providers and employees, including our principal executive officer, principal financial officer and principal accounting officer. All of these documents will be provided without charge upon written request to the Senior Vice President, Investor Relations at our above address.
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
The objective of our Enterprise Risk Management ("ERM") Framework is to ensure that:

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

3.	Policies and strategies are developed and maintained to effectively manage, mitigate and report material risks.
Our framework for managing enterprise risks is intended to meet standards that are not only consistent with the applicable laws and regulations, but which are commercially reasonable, aligned to international best practices (such as ISO 31000) and prudent taking into consideration the interests of our shareholders, policyholders and other counterparties.
Conducting our insurance and reinsurance business operations and related services in a prudent manner requires us to establish sound governance mechanisms, including a sound risk management and internal controls framework. This framework takes into consideration international best practice on enterprise risk management and internal controls and is overseen by our Board of Directors.
The focus of our risk management framework is on “reasonably foreseeable material risks,” meaning those exposures (financial and non-financial, on and off-balance sheet, current and contingent) that we can identify in advance as having the potential, should they occur, to change the way relevant stakeholders would assess our solvency and/or liquidity position or risk profile. Relevant stakeholders include the Board of Directors, senior management, policyholders, investors and the various types of entities that monitor and regulate our business activities and securities.
Risk Strategy
Our “Risk Strategy” encompasses our Risk Appetite Framework and strategy for addressing and managing material business risks. The Risk Strategy is based on and implemented through the respective policies, targets, guidelines, requirements and budgets approved by our Board Risk & Capital Committee on a periodic basis.
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
Key elements of our risk management framework are summarized below:

1.
Our risk management framework consists of three lines of defense and begins at the functional level. Each business function is charged with the task of identifying, assessing, measuring, monitoring, reporting and mitigating risks associated with a department’s respective functions and responsibilities. The Chief Risk Officer, who reports on issues of risk management to the Risk & Capital Committee of the Board and leads the second line of defense, plays a key role in risk management by coordinating, facilitating and overseeing the effectiveness and integrity of our risk management activities. This risk management function is also charged with establishing, maintaining and enhancing the methodology and tools used to identify and evaluate risks and, where risks are outside our risk appetite, ensuring that there is an appropriate response applied by the respective risk owner. The Internal Audit department provides a third line of defense by assessing the effectiveness of our risk management processes, practices and internal controls and providing timely feedback and assurance to the Board on the adherence to our risk management framework. The Head of Internal Audit reports to the Audit Committee of the Board on issues related to the internal control framework.

We have established policies to identify and address existing as well as evolving and emerging risks that have the potential to materially impact the adequacy of our financial resources, volatility of our results, expected shareholder returns or our ability to meet our commercial, legal and regulatory obligations.
2.    Our ERM framework is:

•	embedded in both the organizational structure and strategic oversight process, supported by appropriate internal control policies and procedures.
Our Board has Corporate Governance Guidelines and Terms of Reference that reflect local and international developments with regard to Risk and Capital Management. The Risk & Capital Committee of the Board is regularly briefed on emerging issues relevant to our international footprint as well as evolving regulatory developments, especially in Bermuda, the United States, United Kingdom and the European Union.
The risk management function has responsibility across all of Argo Group for the implementation of the ERM framework. Central to our approach is our Own Risk & Solvency Assessment (ORSA) process which reports the key threats and opportunities facing the business on a quarterly basis to the Board Risk & Capital Committee, and provides an overall evaluation of the capital and solvency implications as well as periodic reporting of our performance against risk appetite.
Throughout the year, risks related to our business are reviewed and evaluated at all levels. A Strategic Landscape is used to communicate to both the Executive and the Risk & Capital Committee the principle threats and opportunities that could impact the organization’s strategy and how these are being addressed over time. Based on these assessments, appropriate risk management actions have been taken to address and mitigate risks where necessary and to ensure that underwriting and investment activities remain consistent with management’s strategic and business plans, as approved by the Board of Directors.
These risk management activities are subsequently monitored, reviewed and, if required, adjusted during the course of regularly scheduled operational meetings, reserve review meetings and other management meetings during the year to assure proper alignment with approved risk appetite and tolerance levels.

•
supported by information systems that capture underwriting, claim, investment and other operational data in order to provide relevant, accurate and timely information to the applicable business functions.

We employ various data sources and risk models and continue to evaluate and fortify our processes and protocols to assure the integrity of such tools.

•	designed to incorporate techniques necessary to identify, measure, respond to, monitor and report, on a continuous basis and on an individual and aggregate level, material foreseeable risks.
The risk management techniques, especially with regard to our internal economic capital model, are subject to ongoing review and challenge through independent model validation reviews led by the risk management function. This enables us to improve our quantitative and qualitative views of risk over time.

•	designed to specify objectives, risk appetite and tolerance levels, as well as appropriate delegation of oversight, reporting and operating responsibilities across all functions.
Our Risk Appetite Framework defines our ability to take risk through a series of qualitative risk appetite statements that are communicated across the organization, supported by quantitative risk appetite measures and risk tolerances and limits at the Argo Group level as well as on an operational segment and local entity level. The risk appetite is based on our available capital and liquidity and is reflected in the Board of Directors approved business plans. Risk tolerances define boundaries in terms of volatility and provide a term of reference for our operational segments.
Our risk appetite is reflected in our strategic and business planning. In the event of capacity shortages or conflicts with the stipulated limits profile and internal guidelines, fixed escalation and decision-making processes are designed to ensure that business interests and risk management aspects are being surfaced, vetted and reconciled. We actively use our internal capital model for informed decision making around allocation of capital and resources. If necessary, risks are ceded or hedged by means of reinsurance, derivatives or other forms of risk transfer.
Risk tolerances and limits encompassed in our Risk Appetite Framework include:

•
Primary enterprise-wide portfolio risk appetite measures which are based on our overall portfolio and designed to protect our capital and liquidity position and limit the likelihood of an economic loss for the year;

•
Secondary, supplementary limits, which serve to limit losses that can arise out of individual risk categories or accumulations, such as natural catastrophes and terrorism, and to limit market and credit risks that could materially impact our solvency were they to materialize;

•
Other limits, which are designed to protect and preserve our profit/loss performance, reputation and strategic agility and thus protect our future business potential. These limits include parameters for individual risks that could cause permanent damage to how our customers, clients, shareholders and staff perceive us.

•	Documented insofar as all significant policies and procedures associated with our risk management framework are in writing and available to the Board of Directors, Senior Management and employees.
Our Corporate Governance, Compliance, Risk Management and Internal Controls Policies are reviewed on at least an annual basis. Recommended Policy revisions are provided to the Board of Directors, its Committees and Senior Management, as required on a timely basis.
We believe that the foregoing ERM framework and oversight activities are structured in a way that enables us to take an active approach to risk management in an ever changing legal, regulatory and business environment.
The ERM framework continues to be developed and enhanced over time in response to market developments, and tested against external Risk Maturity Model standards. Improvements to this Model have been recognized externally in 2018. Argo Group specifically received Risk Maturity Model recognition from RIMS (North American risk management society) for the fourth year in a row in 2018.
In 2018, S&P strengthened its view of ERM at Argo Group, citing the following:

•	Our ERM is adequate with strong risk controls, reflecting their positive assessment of our risk controls and risk culture.

•	Recognition of our concerted efforts to:

•	enhance our ERM framework;

•	improve our risk control functions, specifically underwriting controls as we've ramped up efforts to improve performance and cycle management;

•	embed our ERM processes into our strategic planning.

•	We have placed greater emphasis on data analytics and have increased the use of our economic capital model as an additional tool when making key business decisions.
In addition, Argo Group was awarded the ‘Risk Innovation of the Year’ award for 2018 from InsuranceERM magazine, in recognition of the development and implementation of its Stress & Scenario Testing Framework and its application to key risk mitigation options, such as the strengthening of crisis management plans and corporate insurance and ceded reinsurance purchase decisions.
Argo Group was also awarded the ‘Risk Management Program of the Year’ award 2018 from CIR magazine in recognition of its work in setting scenario-based risk tolerance measures for the Clean Energy business, which provide innovative risk financing solutions for the protection of solar panel and fuel cell projects. The analysis focused on developing projections for the potential risk accumulations associated with the future growth of the business portfolio to ensure it remained within underwriting appetite.
Through the efforts of management, our internal risk management function and the Board of Directors, we seek to manage our risk exposures within agreed risk tolerances, while recognizing that taking appropriate risks enables us to exploit opportunities beneficial to the organization and to our shareholders.
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
The insurance and reinsurance business is historically cyclical, and we may experience periods with excess underwriting capacity and unfavorable premium rates; conversely, we may have a shortage of underwriting capacity when premium rates are strong, both of which could adversely impact our results.
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
We cannot predict with certainty whether market conditions will improve, remain constant or deteriorate. Adverse market conditions may impair our ability to underwrite insurance and reinsurance at rates that we consider appropriate and commensurate relative to the risk assumed. If we cannot underwrite insurance or reinsurance at appropriate rates, our ability to transact business would be materially and adversely affected. Any of these factors could lead to an adverse effect on our business, results of operations and/or financial condition.
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
Emerging Claims
Changes in industry practices and legal, judicial, social, technological and other environmental conditions may have an unforeseeable adverse impact on claims and coverage issues. These issues may adversely affect our business, such as by extending coverage beyond the intended scope at the time of underwriting business or increasing the number or size of expected claims. In some instances, these changes may not become apparent until sometime after insurance or reinsurance contracts that are affected were issued and hence cannot be appropriately factored into the underwriting decision. As a result, the full extent of liability under such insurance or reinsurance contracts may not be known for many years after these contracts have been issued, and our financial position and results of operations may be materially and adversely affected in such future periods. We maintain an emerging risk identification, analysis and reporting process, overseen by our Emerging Risk Review Group, as part of our Enterprise Risk management framework, which seeks to provide an early identification of such trends. The effects of these and other unforeseen evolving or emerging claims and coverage issues are inherently difficult to predict.
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
Further, as a provider of property catastrophe reinsurance coverage in the worldwide marketplace, Syndicate 1910 and Argo Re’s operating results in any given period will depend to some extent on the number and magnitude of such natural and man-made catastrophes. While both Syndicate 1910 and Argo Re may, depending on market conditions, purchase catastrophe retrocessional coverage for their own protection, the occurrence of one or more major catastrophes in any given period could nevertheless have a material adverse impact on Syndicate 1910 and Argo Re’s operating results and/or financial condition. This could, in turn, result in a material adverse impact on Argo Group’s business, results of operations and/or financial condition.
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
Additionally, we have identified certain high-risk locations and hazardous operations where there is a potential for an explosion or a rapid spread of fire due to a terrorist act. Through modeling, we continue to refine our estimates of the probable maximum loss from such an event and factor this analysis into the underwriting evaluation process and also seek to mitigate this exposure through various policy terms and conditions (where allowed by statute) and through the use of reinsurance, to the extent possible. Our current reinsurance arrangements either exclude terrorism coverage or significantly limit the level of coverage that is provided.
Terrorism exclusions are not permitted in the United States for worker’s compensation policies under United States federal law or under the laws of any state or jurisdiction in which we operate. When underwriting existing and new workers compensation business, we consider the added potential risk of loss due to terrorist activity, including foreign and domestic, and this may lead us to decline to underwrite or to renew certain business. However, even in lines where terrorism exclusions are permitted, our clients may object to a terrorism exclusion in connection with business that we may still desire to underwrite without an exclusion, some or many of our insurance policies may not include a terrorism exclusion. Given the reinsurance retention limits imposed under the Terrorism Risk Insurance Act of 2002 and its subsequent legislative extensions, and that some or many of our policies may not include a terrorism exclusion, future foreign or domestic terrorist attacks may result in losses that have a material adverse effect on our business, results of operations and/or financial condition.
On November 26, 2002, the President of the United States signed into law the Terrorism Risk Insurance Act of 2002 (“TRIA”). On January 12, 2015, the President of the United States signed into law the Terrorism Risk Insurance Program Reauthorization Act of 2014, which extends TRIA through December 31, 2020. Under TRIA commercial insurers are required to offer insurance coverage against terrorist incidents and are reimbursed by the federal government for paid claims subject to deductible and retention amounts. TRIA, and its related rules, contain certain definitions, requirements and procedures for insurers filing claims with the Treasury for payment of the Federal share of compensation for insured losses under the Terrorism Risk Insurance Program (“TRIP”). TRIP is a temporary federal program that has been extended by TRIA to provide for a transparent system of shared public and private compensation for insured losses resulting from acts of terrorism. The Treasury implements the program. On June 29, 2004, the Treasury issued a final Claims Procedures Rule, effective July 31, 2004, as part of its implementation of Title I of TRIA. TRIA also contains specific provisions designed to manage litigation arising out of, or resulting from, a certified act of terrorism, and on July 28, 2004, the Treasury issued a final Litigation Management Rule for TRIA. The Claims Procedures Rule specifically addresses requirements for Federal payment, submission of an initial notice of insured loss, loss certifications, timing and process for payment, associated recordkeeping requirements, as well as the Treasury’s audit and investigation authority. These procedures will apply to all insurers that wish to receive their payment of the Federal share of compensation for insured losses under TRIA. Failure of these programs could have adverse consequences on our business, results of operations and/or financial condition.
Additional materials addressing TRIA and TRIP, including Treasury issued interpretive letters, are contained on the Treasury’s website.
Global climate change may have an adverse effect on our financial results.
Although uncertainty remains as to the nature and effect of future efforts to curb greenhouse gas (“GHG”) emissions and thereby the mitigation of long-term GHG effects on climate, a broad spectrum of scientific evidence could suggest that man-made production of GHG is a contributing factor to an increased frequency and severity of extreme weather events. Many sectors, to which we provide insurance coverage, might be affected by climate change. Some examples are coastal management, infrastructure, buildings, water, food and energy supply, land-planning, health and rescue preparedness.

We have considered the effect of climate change on historical U.S. hurricane landfall rates by region and category. Studies have examined trends in the historical record, climate model runs, and physical dynamics to conclude that it is likely that the total Atlantic basin hurricane event frequency decreases with increasing global temperature, but that the frequency of the strongest events increases. Hence, there is a possibility that Cat 1-2 hurricanes are over-represented in the historical landfall record, and Cat 3-5 hurricanes are under-represented. However, as climate change is also integral to climate variability and model calibration frequency adjustments, we recognize there remains considerable uncertainty and we are unable to explicitly isolate the effect of climate change in order to quantify its effect on losses.

There is uncertainty assessing the risk of loss and damage associated with the adverse effects of climate change, and the range of approaches to address such loss and damage, including impacts related to extreme weather events and slow onset events, which might adversely impact our business, results of operations and/or financial condition. This uncertainty could give rise to new environmental liability and other types of claims in the energy, manufacturing and other industries we support.
Because our business is dependent upon insurance and reinsurance agents and brokers, we are exposed to certain risks arising out of distribution channels that could cause our results to be adversely affected.
We market and distribute some of our insurance products and services through a select group of wholesale agents who have limited quoting and binding authority and who, in turn, sell our insurance products to insureds through retail insurance brokers. These agencies can bind certain risks that meet our pre-established guidelines. If these agents fail to comply with our underwriting guidelines and the terms of their appointment, we could be bound on a particular risk or number of risks that were not anticipated, when we developed the insurance products. Such actions could adversely affect our results of operations. Additionally, in any given period, we may derive a significant portion of our business from a limited number of agents and brokers and the loss of any of these relationships, or significant changes in distribution channels resulting in loss of access to market through those agents and brokers, could have a significant impact on our ability to market our products and services.
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
We may incur income statement charges if the reserves for losses and loss adjustment expenses are insufficient. Such income statement charges could be material, individually or in the aggregate, to our financial condition and operating results in future periods.
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
Asbestos and Environmental Liability Loss Reserves
We have received asbestos and environmental liability claims arising out of liability coverage primarily written in the 1960s, 1970s and into the mid-1980s. Beginning in 1986, nearly all standard liability policies contained an express exclusion for asbestos and environmental related claims. All standard policies currently being issued by our U.S. Subsidiaries contain this exclusion. Certain of our specialty units offer coverage for environmental damages on a restrictive, contained basis with fixed limit caps within. In addition to the previously described general uncertainties encountered in estimating reserves, there are significant additional uncertainties in estimating the amount of our potential losses from asbestos and environmental claims. Reserves for asbestos and environmental claims often cannot be estimated with traditional loss reserving techniques that rely on historical accident year development factors due to the uncertainties surrounding these types of claims.
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
Argo Group and its subsidiaries have operations that require highly skilled personnel to work in Bermuda. Given that the pool of applicants available to fill certain highly skilled key positions is limited, we are often required to recruit and retain qualified non-Bermudians to work in Bermuda. Our ability to do so is constrained by Bermuda law, which provides that non-Bermudians are not permitted to engage in any occupation in Bermuda without an approved work permit from the Bermuda Department of Immigration. The Bermuda Department of Immigration will issue a work permit after proper public advertisements have been published and no Bermudian, spouse of a Bermudian or holder of a permanent resident certificate is available who meets the required education, skills and experience for the advertised position. A significant number of our Bermuda based employees are employed pursuant to these work permits granted by The Bermuda Department of Immigration. Many of these individuals are considered to be key employees. If the Bermuda Department of Immigration changes its policies with regard to work permits, and as a result these key employees are required to leave Bermuda, our operations could be disrupted and our financial performance could be adversely affected.
Offices in foreign jurisdictions, such as Dubai, Singapore, Bermuda, United Kingdom, Malta, Switzerland, Italy and Brazil, may have residency and other mandatory requirements that affect the composition of its local boards of directors, executive teams and choice of third-party service providers. Due to the competition for available talent in such jurisdictions, we may not be able to attract and retain personnel as required by our business plans, which could disrupt operations and adversely affect our financial performance.
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
We continually enhance our operating procedures and internal controls to effectively support our business and comply with our regulatory and financial reporting requirements. As a result of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control objectives have been or will be met, and that instances of fraud, if any, within the Company have been detected. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our management does not expect that our disclosure controls or our internal controls will prevent all errors or fraud.
We have a risk because of our dependency on our information technology systems which could fail or suffer a security breach, which could adversely affect our business, reputation, results of operations or financial condition or result in the loss of sensitive information.

Like many organizations, our business is highly dependent upon the successful and uninterrupted functioning of our computer and data processing systems. Incidents of publicly reported cyber security incidents have increased recently and the insurance sector as a whole is more exposed than in the past.

We retain highly trained staff committed to the development and maintenance of these systems. We maintain and regularly review recovery plans which are intended to enable us to restore critical systems with minimal disruption. We operate a Global Information Security Council to oversee and steer risk management plans to manage these exposures on an ongoing basis. The purpose of the Council is to ensure that security controls and initiatives are balanced between business and technology risks and to ensure regular communication and visibility of our security framework.

While we have not experienced a material cybersecurity breach to date, we have no assurance that a breach associated with hacking, computer viruses, data breaches or Ransomware attacks will not occur in the future. Over time, and particularly recently, the sophistication of these threats continues to increase. We rely on computer systems, some of which may be exposed to a potential cybersecurity breach to perform accounting, policy administration, actuarial and other modeling functions necessary for underwriting business, as well as to process and issue claims and other payments.

There is no assurance that our security measures, including information security policies, will provide fully effective protection from such events. A security breach of our computer systems could disrupt business operations, result in a loss of confidential information, damage our reputation or result in financial liability. Cybersecurity threats extend from individual attempts to gain unauthorized access to our information technology systems to coordinated, elaborate and targeted activity.

We recognize the potential for new cybersecurity risks arising alongside the benefits we derive from technological and digital development and while we employ technological security measures to prevent, detect and mitigate such threats (including independent and in-house vulnerability assessments, access controls, data encryption, continuous monitoring of our information technology networks and systems, maintenance of backup and protective systems) the infrastructure may be vulnerable to security incidents which could result in the disruption of business operations and the corruption, unavailability, misappropriation or destruction of critical data and confidential information (both our own and that of third parties). Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

We are subject to a number of data privacy laws and regulations enacted in the jurisdictions in which we do business. A misuse or mishandling of personal information being sent to or received from a client, employee or third party could damage our businesses or our reputation or result in significant monetary damages, regulatory enforcement actions, fines and criminal prosecution in one or more jurisdictions. We routinely transmit, receive and store certain types of personal information by email and other electronic means. Although we attempt to protect this personal information, we may be unable to do so in all cases, especially with customers, business partners and other third parties who may not have or use appropriate controls to protect personal information. Any failure to protect the privacy of personal information could adversely affect our reputation and have a material adverse effect on our financial condition and results of operations.

The NYDFS issued Cybersecurity Requirements for Financial Services Companies that require certain of our insurance operations to, among other things, establish and maintain a cybersecurity policy, a cybersecurity breach incident response process and to designate a Chief Information Security Officer. The regulation first came into effect in 2017 with a two -year transition period. In addition, the NAIC adopted the Insurance Data Security Model Law in October 2017. The purpose of this Model Law is to establish standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain non-public personal information.

In the European Union, the GDPR became effective on May 25, 2018.We are subject to the GDPR requirements as regards the provision of our services and products within the European Union. Significant penalties for GDPR non-compliance have been established which could result, in a worst case, in a fine of up to 4% of a firm’s global annual revenue. Those monetary penalties, regulatory or legal actions or the damage to our businesses or reputation, could have a material adverse effect on our results of operations and financial condition. Third parties to whom we outsource certain functions are also subject to GDPR compliance requirements, and their failure to adhere to these regulations also could damage our businesses or reputation, and/or could have a material adverse effect on our results of operations and financial condition

The implementation of these various regulations has imposed additional compliance obligations and have required a review of our relevant policies and procedures.

The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, and remediation costs, which in turn could have a material impact on our results of operation or financial condition. While we maintain cyber liability insurance providing first party and third party protection, such insurance may not provide insurance coverage for all of the costs and damages associated with the consequences of personal information being compromised. In some cases, such unauthorized access may not be immediately detected. This may impede or interrupt our business operations and could adversely affect our consolidated financial condition or results of operations. We have expanded our cyber liability insurance coverage in an attempt to effectively manage our post-event financial consequences. We recognize that even if we successfully protect our infrastructure and personal information, we could suffer harm to our reputation, if attempted security breaches were to be publicized.

We also provide comprehensive employee engagement and training programs in order to guard against the potential occurrence of malicious attempts to extort sensitive information from our systems by targeting our staff using social engineering techniques (also known as "phishing"). We continue to conduct our own "phishing" testing to periodically test our own preparedness and use the results of such testing to appropriately focus our staff engagement communication. Such training and testing may not prove effective.
We may experience issues with outsourcing relationships which might impact our ability to conduct business in a prudent manner and could negatively impact our operations, results and financial condition.
We continue to outsource a number of technology and business process functions to third-party providers. We may continue to do so in the future as we review the effectiveness of our organization. If we do not effectively select, develop, implement and monitor our outsourcing relationships, or if we experience technological or other issues with transition, or if third-party providers do not perform as anticipated we may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business that may have an adverse effect upon on our operations or financial condition.
We periodically negotiate provisions and renewals of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. If such third-party providers experience disruptions or do not perform as anticipated, or we experience problems with a transition to a third-party provider, we may experience operational difficulties, an inability to meet obligations (including, but not limited to, policyholder obligations), a loss of business and increased costs, or suffer other negative consequences, all of which may have a material adverse effect on our business and results of operations.
Our outsourcing of certain technology and business process functions to third parties may expose us to enhanced risk related to data security, which could result in adverse monetary, reputational and/or regulatory consequences, which in turn could have an adverse effect on our operations or financial condition. If we do not effectively monitor these relationships, third party providers do not perform as anticipated, technological or other problems occur with an outsourcing relationship we may not realize expected productivity improvements or cost efficiencies and may experience operational difficulties.

In addition, our ability to receive services from third-party providers based in different countries might be impacted by political instability, unanticipated regulatory requirements or policies in our main operating jurisdictions. As a result, our ability to conduct our business might be adversely affected.
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
In an effort to meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including issuer limits, sector limits, credit quality limits, portfolio duration, country of issuance and permissible security types. Our investment managers may invest some of the investment portfolio in currencies other than the U.S. dollar. As such, there can be no assurance that changes in currency values will not have an adverse impact on our results of operations or financial position.
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

As of December 31, 2018, we hold $292.0 million of investments in the energy and mining sector, which represents 6.1% of our total investment portfolio. Fluctuations in oil prices have disrupted the market values for this sector, particularly for oil exploration, production and servicing companies. Additionally, environmental concerns have had an impact on the business prospects of the mining sector. We recognize through our membership in ‘ClimateWise’ the exposure of investments to transition risks associated with ‘de-carbonization’ and have undertaken stress and scenario testing exercises to understand the implications of such risks on our asset portfolio. We understand the increasing influence of investors through measures such as ESG indices and other stakeholders, through initiatives such as the TFFD. We continue to closely monitor and evaluate these developing trends. Continued disruption and uncertainty in these sectors could have an adverse impact on our results of operations and financial position.
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
As is common practice within the insurance industry, we transfer a portion of the risks insured under our policies to other companies through the purchase of reinsurance or other, similar risk mitigating hedging instruments. This reinsurance is maintained to protect the insurance and reinsurance subsidiaries against the severity of losses on individual claims, unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss and catastrophic events. Although reinsurance does not discharge our subsidiaries from their primary obligation to pay for losses insured under the policies they issue, reinsurance does make the assuming reinsurer liable to the insurance and reinsurance subsidiaries for the reinsured portion of the risk. A credit exposure exists with respect to ceded losses to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. The collectability of reinsurance is subject to the solvency of the reinsurers, interpretation and application of contract language and other factors. We are selective in regard to our reinsurers, placing reinsurance with those reinsurers with stronger financial strength ratings from A.M. Best, S&P or a combination thereof. Despite strong ratings, the financial condition of a reinsurer may change based on market conditions. In certain instances we also require assets in trust, letters of credit or other acceptable collateral to support balances due, however, there is no certainty that we can collect on these collateral agreements in the event of a reinsurer's default. It is not always standard business practice to require security for balances due; therefore, certain balances are not collateralized. A reinsurer’s insolvency or inability to make payments under the terms of a reinsurance contract could have a material adverse effect on our business, results of operations and/or financial condition.
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
The financial crisis created substantial financial performance challenges associated with the prolonged low interest rate environment. In response, we have adjusted the duration and composition of our asset portfolio. Should these challenges continue for an extended period of time, the risk of achieving adequate returns will be greater and could have an adverse effect on our business, results of operations and competitiveness of our products in the market.
United Kingdom’s vote to leave the European Union
On June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” As a result of the referendum, the British government is evaluating the terms of the United Kingdom’s future relationship with the E.U. Although it is still unknown what those terms will be, it may create, in the short-term, regulatory and foreign exchange rate uncertainty with respect to our Lloyd's syndicate operations.
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
Whereas the majority of our operations operate on the basis of ‘standard formula’ risk-based capital systems, the Argo Lloyd’s Platform has secured approval from Lloyd’s for the use of customized Economic Capital Models, known as the Internal Models. These models are used to calculate regulatory capital requirements based on each Syndicate’s unique risk profile. The Internal Models have been subject to extensive internal and external scrutiny including independent validation activities. The use of any complex mathematical model however exposes the organization to the risk that these models are not built correctly, contain coding or formulaic errors or rely on unreliable or inadequate data.
As a result of these and other requirements, we may have future capital requirements and such capital may not be available to us on commercially favorable terms. Regulatory capital and solvency requirements for our future capital requirements depend on many factors, including our ability to underwrite new business, risk propensity and ability to establish premium rates and accurately set reserves at levels adequate to cover expected losses. To the extent that the funds generated by insurance premiums received and sale proceeds and income from our investment portfolio are insufficient to fund future operating requirements and cover incurred losses and loss expenses, we may need to raise additional funds or curtail our growth and reduce in size. The prolonged effects of the most recent financial market crisis created uncertainty in the equity and fixed maturity securities markets and could have affected our ability, and the ability of others within our industry, to raise additional capital in the public or private markets. Any future financing, if available at all, may be on terms that are not favorable to us and our shareholders. In the case of equity financing, dilution to current shareholdings could result, and the securities issued may have rights, preferences and privileges that are senior or otherwise superior to those of our common shares.
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

European Union
Solvency II (“S II”) is the enhanced EU regulatory regime providing for a risk-based system for the supervision of European insurance and reinsurance undertakings. It imposes new solvency and governance requirements across all 27 European Union Member States to be implemented through the European Insurance and Occupational Pensions Agency (“EIOPA”).
United Kingdom
Syndicate 1200, Syndicate 1910 and SPA 6117 are managed by Argo Managing Agency Limited and are subject to the risk-based capital requirements administered by the Prudential Regulation Authority (“PRA”), and are also subject to S II risk-based capital requirements, as discussed above. Lloyd’s has established its own requirements for S II with which Syndicate 1200, Syndicate 1910 and SPA 6117 must comply.
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
Target Capital Level
Although not a metric specifically defined in the Insurance Act, the BMA has the authority to and has established a target capital level (“TCL”) for each Class 4 insurer equal to 120% of an insurer’s ECR. The purpose of the TCL is to serve as an early warning tool for the BMA. Failure to maintain statutory capital at or above the TCL will likely result in increased regulatory oversight.
Eligible Capital
Under the respective systems applied to Argo Re as an insurer and Argo Group as an Insurance Group supervised by the BMA, all capital instruments at Argo Group and Argo Re will be classified as either basic or ancillary capital, which in turn will be classified into one of three tiers based on their “loss absorbency” characteristics. Highest quality capital will be classified Tier 1 Capital; lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. Under this regime, not less than 80% of Tier 1 Capital and up to 20% of Tier 2 Capital may be used to support the company’s minimum solvency margin for the filing entity’s general business. Thereafter, a minimum of 60% of Tier 1 Capital and a maximum of 15% of Tier 3 Capital may be used to satisfy the filing entity’s ECR. Any combination of Tier 1, 2 or 3 Capital may be used to meet the TCL. With respect to Argo Group, the Insurance (Prudential Standards) (Insurance Group

Solvency Requirement) Amendment Rules 2012 provide for a phase-in over a period of six years, starting at 50% of the amount determined and increasing in 10% increments. Where the BMA has previously approved the use of certain instruments for capital purposes, the BMA’s consent must be obtained if such instruments are to remain eligible for use in satisfying the minimum margin of solvency pertaining to the filing entity general business and it’s ECR. The BMA has during 2017 provided further guidance on how the Insurance (Eligible Capital) Rules 2012(“Eligible Capital Rules”) will be applied in practice to insurers. Market practice on the application of these Eligible Capital Rules remain subject to change and no assurance be provided over the ongoing regulatory treatment of Argo Group and Argo Re’s capital structures.
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
All of our insurance and reinsurance subsidiaries, except for Argo Seguros (which is not rated), have a Financial Strength Rating of “A” (Excellent) (3rd highest rating out of 16 rating classifications) with a stable outlook from A.M Best. In 2018, S&P affirmed our Financial Strength Rating of “A-” (Strong) of our U.S. insurance subsidiaries (other than ARIS Title) with positive outlook. Argo Group U.S., Inc. has an Issuer Credit Rating of “BBB-” (Good) with a positive outlook from S&P. Syndicates 1200 and 1910, our Lloyd’s syndicates, operate with the Lloyd’s market FSR rating of “A” (Excellent) with a stable outlook by A.M. Best and “A+” (Strong) with a negative outlook by S&P.
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
Argo Re, the Bermuda Class 4 risk bearing entity, is licensed as a reinsurer in Panama, Ecuador and Bermuda. Because many jurisdictions do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers in statutory financial statements unless appropriate security is in place, Argo Re anticipates that its reinsurance clients will typically require it to post a letter of credit or other collateral for incurred losses. If Argo Re is unable to arrange for security on commercially reasonable terms, Argo Re could be limited in its ability to underwrite business for certain of its clients.
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

We are subject to laws and regulations relating to sanctions, anti-corruption and money laundering, the violation of which could adversely affect our operations.
Our activities are subject to applicable economic and trade sanctions, money laundering regulations, and anti-corruption laws in the jurisdictions where we operate, including Bermuda, the U.K. and the European Community and the U.S., among others. For example, we are subject to The Bribery Act, 2016, the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, which, among other matters, generally prohibit corrupt payments or unreasonable gifts to foreign governments or officials. We maintain oversight and control through the deployment of our internal Group-wide Corporate Governance Guidelines and Code of Conduct and Business Ethics and associated policies and procedures. Although we have in place systems and controls designed to comply with applicable laws and regulations (including continuing education and training programs), there is a risk that those systems and controls will not always be effective to achieve full compliance, as those laws and regulations are interpreted by the relevant authorities. Failure to accurately interpret or comply with or obtain appropriate authorizations and/or exemptions under such laws or regulations could subject us to investigations, criminal sanctions or civil remedies, including fines, injunctions, loss of an operating license, reputational consequences, and other sanctions, all of which could damage our business or reputation. Such damage could have a material adverse effect on our financial condition and results of operations.

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
Except as provided below, shareholders have one vote for each common share held by them and are entitled to vote at all meetings of shareholders. However, for so long as the shares of a shareholder are treated as “controlled shares” (as determined under section 958 of the Internal Revenue Code) of any U.S. Person (that owns shares directly or indirectly through non-U.S. entities) and such controlled shares constitute 9.5% or more of the votes conferred by our issued shares, the voting rights with respect to the controlled shares of such U.S. Person, which we refer to as a 9.5% U.S. Shareholder, will be limited, in the aggregate, to a voting power of less than 9.5% under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, our Board of Directors may limit a shareholder’s voting rights where it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder and (ii) avoid certain material adverse tax, legal or regulatory consequences to Argo Group, any of its subsidiaries or any direct or indirect shareholder or its affiliates. “Controlled shares” include, among other things, all shares of Argo Group that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Internal Revenue Code).
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
From time to time, various laws and regulations are proposed for application to the U.S. insurance industry, some of which could adversely affect the results of reinsurers and insurers. Among the proposals that have been considered are those that would establish a federal system of regulation in addition to or in lieu of a state-based system of regulation and repeal the McCarran-Ferguson Act and/or measures under the Dodd-Frank Act that have established the Federal Insurance Office. Additionally, the National Association of Insurance Commissioners (“NAIC”) has undertaken the Solvency Modernization Initiative (“SMI”), the primary focus of which is the review of insurer solvency regulations throughout the U.S. and the development of long-term solvency modernization objectives. Included within NAIC’s scope of review for SMI purposes, is the U.S. insurer solvency framework, group solvency issues, capital requirements, international accounting and regulatory standards, reinsurance and corporate governance. As a part of SMI, insurance regulation was promulgated to establish the Own Risk and Solvency Assessment ("ORSA"). An ORSA requires insurance companies to issue their own assessment of their current and future risk through an internal risk self-assessment process and is intended to provide U.S. insurance regulators with an opportunity to form an enhanced view of an insurer's ability to withstand financial stress.
We are unable to predict the potential effect, if any, such legislative or regulatory developments may have on our future operations or financial condition.
Argo Group’s Bermuda Subsidiaries
Argo Re is registered as a Class 4 Bermuda insurance company and is subject to regulation and supervision in Bermuda by the BMA. Changes in Bermuda insurance statutes, regulations and policies could result in restrictions on Argo Re’s ability to pursue its business plans, issue reinsurance policies, distribute funds and execute its investment strategy.
Ariel Re Bda Limited is licensed by the BMA pursuant to Section 10 of the Insurance Act 1978 as an Insurance Agent and as an Insurance Manager. Changes in the applicable laws and regulations could result in restrictions on ArgoGlobal Underwriting (Dubai) Ltd.’s ability to pursue its business strategy.
U.K. Prudential Regulation Authority and Financial Conduct Authority Regulations
Since 2014 the regulatory supervision over of Argo Managing Agency Limited, the managing agent of Syndicate 1200, Syndicate 1910 and SPA 6117 has been performed by the PRA and the FCA. The operations of Syndicate 1200, Syndicate 1910 and SPA 6117 continue to be supervised by Lloyd’s. The PRA, FCA and Lloyd’s have common objectives in ensuring that the Lloyd’s market is appropriately regulated. To minimize duplication, there are arrangements in place with Lloyd’s for cooperation in the areas of supervision and enforcement. Both the PRA and FCA have substantial powers of intervention in relation to the Lloyd’s Managing Agents (such as Argo Managing Agency Limited) that they regulate, including the power to remove their authorization to manage Lloyd’s Syndicates. In addition, each year the PRA requires Lloyd’s to satisfy an annual solvency test that measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and run-off. If Lloyd’s fails this test, the PRA may require Lloyd’s to cease trading and/or its members to cease or reduce underwriting. Future regulatory changes or rulings by the PRA and/or

FCA could interfere with the business strategy or financial assumptions of the Syndicates, possibly resulting in an adverse effect on the financial condition and operating results of the Syndicates.
Lloyd’s Regulations and Requirements
The operations of Syndicate 1200, Syndicate 1910 and SPA 6117 are supervised by Lloyd’s. The Lloyd’s Franchise Board requires annual approval of Syndicate 1200’s, Syndicate 1910’s and SPA 6117’s business plans, including maximum underwriting capacity, and may require changes to any business plan presented to it or additional capital to be provided to support underwriting. Lloyd’s also imposes various charges and assessments on its member companies. If Lloyd’s were to require material changes in the Syndicates’ business plans, or if charges and assessments payable by by Syndicate 1200, Syndicate 1910 and SPA 6117 to Lloyd’s were to increase significantly, these events could have an adverse effect on the operations and financial results of Syndicate 1200, Syndicate 1910 and SPA 6117. In addition, no assurances can be given as to how much business Lloyd’s will permit the Syndicates to underwrite in 2019 and subsequent years nor the viability and cost of the capital structure we may use as a substitute for the external capital and reinsurance used by the Syndicates in 2018 and prior underwriting years.
The financial security of the Lloyd’s market is regularly assessed by three independent rating agencies (A.M. Best, S&P and Fitch Ratings). A satisfactory credit rating issued by an accredited rating agency is necessary for Lloyd’s Syndicates to be able to trade in certain classes of business or certain jurisdictions at current levels. Syndicate 1200, Syndicate 1910 and SPA 6117 would be adversely affected if Lloyd’s current ratings were downgraded. Our Lloyd's syndicates currently operate with the Lloyd's market FSR rating of "A" (Excellent) with a stable outlook by A.M. Best and "A+" (Strong) with a negative outlook by S&P.
Other Applicable Laws
Lloyd’s worldwide insurance and reinsurance business is subject to various regulations, laws, treaties and other applicable policies of the EU, as well as those of each nation, state and locality in which Lloyd’s operates. Material changes in governmental requirements and laws could have an adverse effect on Lloyd’s and its member companies and syndicates, including Syndicate 1200, Syndicate 1910 and SPA 6117.
Malta Financial Services Authority (“MFSA”) & Swiss Financial Market Supervisory Authority (“FINMA”)
ArgoGlobal SE, domiciled in Malta, is authorized by the MFSA to carry on the business of insurance under the Insurance Business Act (Cap. 403). In addition, ArgoGlobal SE is subject to regulation by the EU and its third party branch office in Switzerland is subject to regulation by FINMA. Changes in the applicable laws, regulations and supplementing rules could interfere with ArgoGlobal SE’s business strategy or financial assumptions, possibly resulting in an adverse effect on ArgoGlobal SE’s financial condition and operating results.
Institute for the Supervision of Insurance (“IVASS”)
ArgoGlobal Assicurazioni S.p.A, domiciled in Italy, is authorized by IVASS to carry on the business of insurance under ISVAP No. 2581 as of the January 21, 2008. ArgoGlobal Assicurazioni S.p.A is enrolled in the Register of Insurance Companies under No. 1.00163. In addition, ArgoGlobal Assicurazioni S.p.A is subject to regulation by the EU. Changes in the applicable laws, regulations and supplementing rules could interfere with ArgoGlobal Assicurazioni S.p.A’s business strategy or financial assumptions, possibly resulting in an adverse effect on ArgoGlobal Assicurazioni S.p.A’s financial condition and operating results.
Brazil’s Superintendệncia de Seguros Privados, Superintendence of Private Insurance, (“SUSEP”)
Argo Seguros, domiciled in Brazil, is authorized to operate as a licensed insurer by the Superintendệncia de Seguros Privados, (“SUSEP”) per Ordinance nº 4.316 issued in 2011. Brazil’s insurance regulatory regime contains provisions which restrict the amount of reinsurance a domestic insurer may place with reinsurers and places limits on the amount of reinsurance that may be placed with affiliates. Such restrictions constrain the size and category of risks that Argo Seguros can retain and require that Argo Seguros be capitalized at a level that is comparatively higher than in other jurisdictions in which Argo Group maintains its insurer and/or reinsurer subsidiaries. Failure to manage the impact of such restrictions within its business plan, as well as changes in the applicable laws, rules and supplementing resolutions, could possibly result in an adverse effect on Argo Seguros’ financial condition and operating results.
Argo Re Ltd. is registered by SUSEP as an admitted reinsurer under the applicable laws and regulations of Brazil and is authorized to carry on such business through its representative office, Argo Re Escritório de Representação no Brasil Ltda. (“Argo Re Escritório”) in São Paulo, Brazil, per Ordinance nº 5.795. Changes in the applicable laws and regulations could possibly result in an adverse effect on Argo Re, Ltd.’s financial condition and operating results.

Dubai Financial Services Authority (“DFSA”)
ArgoGlobal Underwriting (Dubai) Ltd. is licensed to operate as an Authorized Firm (Category 4) to carry on financial services in the area of “insurance management” and “insurance intermediation.” Changes in the applicable laws and regulations could possibly result in an adverse effect on ArgoGlobal Underwriting (Dubai) Ltd.’s financial condition and operating results.
Monetary Authority of Singapore (“MAS”)
ArgoGlobal Underwriting Asia Pacific Pte. Ltd. is licensed by the MAS to participate on the Lloyd’s Asia Scheme and provide insurance intermediation services to Syndicate 1200. Changes in the applicable laws and regulations could possibly result in an adverse effect on ArgoGlobal Underwriting Asia Pacific Pte. Ltd.’s financial condition and operating results.
Special Selected Risk Factors
An impairment in the carrying value of goodwill and other intangible assets could negatively impact our consolidated results of operations and shareholders’ equity.
Goodwill and other intangible assets are originally recorded at fair value. Goodwill is not amortized while certain other intangible assets are amortized over their estimated useful lives or have indefinite useful lives. Goodwill and other intangible assets are reviewed for impairment at least annually or more frequently if indicators are present. Management, in evaluating the recoverability of such assets, relies on estimates and assumptions related to margin, growth rates, discount rates and other data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill and other intangible asset impairment charges can result from declines in operating results, divestitures or sustained market capitalization declines and other factors. Impairment charges could materially affect our financial results in the period in which they are recognized. As of December 31, 2018, goodwill and other intangible assets represented approximately 15% of shareholders’ equity. We continue to monitor relevant internal and external factors and their potential impact on the fair value of our reporting segments, and if required, we will update our impairment analysis.
Some aspects of our corporate structure and applicable insurance regulations may discourage or impede the sale of the Company, tender offers or other mechanisms of control.
Restrictions in Bye-Laws on Stock Transfers
Our bye-laws generally permit transfers of our common shares unless the Board of Directors determines a transfer may result in a non-de minimus adverse tax, legal or regulatory consequence to us, any of our subsidiaries or any direct or indirect shareholder of Argo Group or its affiliates. We may refuse to register on our share transfer records, any transfer that does not comply with these share transfer restrictions. A transferee will be permitted to promptly dispose of any of our shares purchased that violate the restrictions and as to the transfer of which registration is refused.
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
Election of Board of Directors
Our bye-laws provide for a classified board of directors. The directors of the class elected at each annual general meeting hold office for a term of three years, with the term of each class expiring at successive annual general meetings of shareholders. Under our bye-laws, the vote of two-thirds of the outstanding shares entitled to vote and approval of a majority of the Board of Directors are required to amend bye-laws regarding appointment and removal of directors, indemnification of directors and officers, directors’ interests and procedures for amending bye-laws.

Insurance laws and other applicable regulations regarding change of control
Because a person who acquires control of Argo Group would thereby acquire indirect control of the same percentage of the stock in its insurance company subsidiaries, change of control provisions in the laws and other rules applicable to our insurance subsidiaries in various jurisdictions would apply to such a transaction. Such change of control provisions generally apply to transactions involving the acquisition of direct or indirect control over 10% or more of our outstanding shares. No assurance can be given that an applicable regulatory body would approve of any future change of control. These change of control provisions may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Argo Group, including transactions that some or all of our shareholders might consider to be desirable.
Restrictions on Third-Party Takeovers
The provisions described above may have the effect of making it more difficult or discouraging unsolicited takeover bids from third parties. To the extent that these effects occur, shareholders could be deprived of opportunities to realize takeover premiums for their shares and the market price of their shares could be depressed. In addition, these provisions could also result in the entrenchment of incumbent management and Board of Directors members.
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
In addition, certain of our directors and officers reside outside the U.S. As such, it may be difficult for investors to effect service of process within the U.S. on our directors and officers who reside outside the U.S. or to enforce against us or our directors and officers judgments of U.S. courts, predicated upon the civil liability provisions of the U.S. federal securities laws.
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
The TCJA was passed by the U.S. Congress and signed into law on December 22, 2017. Part of the new law, amongst other things, is intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the U.S. but have certain U.S. affiliates by introducing a new minimum Base Erosion and Anti-abuse Tax (BEAT) on the U.S. affiliates. A significant affiliated company adjustment utilized to compute the BEAT liability is in regards to reinsurance premiums paid by U.S. affiliates to non-U.S. affiliates. Although we are currently unable to predict the ultimate impact of the TCJA on our business and operations, the tax liability of the U.S taxpaying affiliates may increase as a result of affiliated reinsurance transactions and could adversely impact our results.
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
We intend to operate in such a manner so that none of our companies other than those companies incorporated in the United Kingdom should be resident in the U.K. for tax purposes or have a permanent establishment in the U.K. We expect that none of our companies other than Syndicate 1200 and Syndicate 1910 should be subject to U.K. taxation. However, since applicable law and regulations do not conclusively define the activities that constitute conducting business in the U.K. through a permanent establishment, the U.K. Inland Revenue might contend successfully that one or more of our other companies is conducting business in the U.K. through a permanent establishment in the U.K.
Any arrangements between U.K.-resident entities of Argo Group and other entities of Argo Group are subject to the U.K. transfer pricing regime. Consequently, if any agreement between a U.K. resident entity of Argo Group and any other Argo Group entity (whether that entity is resident in or outside of the U.K.) is found not to be on arm’s length terms and as a result a U.K. tax advantage is being obtained, an adjustment will be required to compute U.K. taxable profits as if such an agreement were on arm’s length terms. Any transfer pricing adjustment could adversely impact the tax charge incurred by the relevant U.K. resident entities of Argo Group.
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
If we are classified as a passive foreign investment company (“PFIC”), your taxes could increase.
In order to avoid significant potential adverse U.S. federal income tax consequences for any U.S. person who owns our common shares, we must not constitute a PFIC in any year in which such U.S. person is a shareholder. Those consequences could include increasing the tax liability of the investor, accelerating the imposition of the tax and causing a loss of the basis step-up on the death of the investor. In general, a non-U.S. corporation is a passive foreign investment company for a taxable year if 75% or more of its income constitutes passive income or 50% or more of its assets produce passive income. Passive income generally includes interest, dividends and other investment income. However, passive income does not include income derived in the active conduct of an insurance business by a company that is predominantly engaged in an insurance business. This exception is intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. The TCJA modified and limits the potential application of this exception by a non-US insurance company, ultimately applying a more objective test. To now qualify for this exception, a qualifying insurance entity is one that would be taxed as an insurance company if it were a US corporation and maintains insurance liabilities of more than 25% of such company’s assets for a taxable year (or maintains insurance liabilities that at least equal or exceed 10% of its assets and it satisfies a facts and circumstances test that requires showing that the failure to exceed the 25% threshold is due to run-off or rating agency circumstances). The IRS issued proposed regulations intended to clarify the application of the PFIC rules to non-US insurance companies, but these have not been adopted in final form and will not be effective until such time. We believe that we should not be, and currently do not expect to become, a PFIC for U.S. federal income tax purposes; however, we cannot assure you that we will not be deemed a PFIC by the IRS. We cannot predict what impact, if any, such guidance would have on persons subject to U.S. federal income tax that directly or indirectly own our shares.
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
We cannot assure you that we or our non-U.S. subsidiaries will not be classified as CFCs. We believe that because of the anticipated dispersion of our common share ownership, provisions in our organizational documents that limit voting power and other factors, no United States person who (i) owns our shares directly or indirectly through one or more non-U.S. entities and (ii) has not received a waiver from our Board of Directors of provisions in our organizational documents that limit voting power, should be treated as owning (directly, indirectly through non-U.S. entities or constructively) 10% or more of the total voting power of all classes of the shares of Argo Group or any of our non-U.S. subsidiaries.

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
A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of our insurance income is allocated to the organization. In general, insurance income will be allocated to a U.S. tax-exempt organization if either we are a CFC and the tax-exempt shareholder is a 10% U.S. Shareholder or there is RPII and certain exceptions do not apply. Although we do not believe that any U.S. persons should be allocated such insurance income, we cannot be certain that this will this will not occur. U.S. tax-exempt investors should consult their tax advisors as to the U.S. tax consequences of any allocation of our insurance income.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease office space in Bermuda, where our principal executive offices are located. Argo Group U.S., Inc. leases office space in San Antonio, Texas, for its U.S. headquarters and certain operational and support functions. We and our subsidiaries also lease office space in the United States, United Kingdom, Italy, Belgium, Brazil, the United Arab Emirates, France, Switzerland, Malta, Singapore and various geographic locations throughout the world. The properties are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. We believe the facilities we occupy are adequate for the purposes in which they are currently used and are well maintained.

Item 3. Legal Proceedings
We and our subsidiaries are parties to legal actions from time to time, generally arising incidental to our and their business. While any litigation or arbitration proceedings include an element of uncertainty, based on the opinion of legal counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.

Item 4. Mine Safety Disclosure
Not applicable.
Executive Officers of the Registrant
Our executive officers as of February 25, 2019, along with each such person's age, present title and certain biographical information, is included below. Our executive officers have been appointed by and serve at the pleasure of our board of directors.
Mark E. Watson III (54) has been an investor in the Company since 1998. He became a director in 1999 and has been President and Chief Executive Officer of the Company since January 2000. He has been a principal of Aquila Capital Partners, a San Antonio, Texas-based investment firm since 1998. From 1992 to 1997 he served as a director and Executive Vice President, General Counsel and Secretary of Titan Holdings, Inc., a publicly traded property and casualty insurance holding company. Prior to that, Mr. Watson was an attorney with the New York based law firm Kroll & Tract from 1989 to 1992 where he represented international insurance and reinsurance companies. Mr. Watson is currently a member of the board of directors of the U.S. Chamber of Commerce, a member of the board of governors of the Property Casualty Insurers Association of America and a member of the board of directors of the Association of Bermuda Insurers & Reinsurers. Mr. Watson previously served as a member of the board of directors of Houston International Insurance Group, Ltd. from December 2010 to July 2014 and as chairman of its Audit Committee from November 2011 to May 2013. Due to his investment knowledge and experience in the industry, having previously held several executive positions at Titan Holdings, Inc., Mr. Watson brings to the Board of Directors a wealth of experience in the specialty property and casualty insurance sector and insight into the Company’s investment strategies. In his role as President and Chief Executive Officer of the Company, Mr. Watson also brings to the Board of Directors critical insight into the Company’s operating environment and growth strategy.
Jay S. Bullock (54) has been Chief Financial Officer of Argo Group since May 2008. He joined Argo Group from Bear Stearns & Co. Inc. where he was a Senior Managing Director and Head of Bear Stearns' Insurance Investment Banking Group. While at Bear Stearns, Mr. Bullock focused on the insurance sector. In this role, he advised on company acquisitions, mergers and sales as well as all forms of public and private financings and restructurings. During this period, he was also an advisor to Argo Group on a number of transactions. Prior to joining Bear Stearns in 2000, Mr. Bullock was a Managing Director at First Union Securities. He is an honors graduate of Southern Methodist University and received his MBA from The McColl School of Business, Queen's College, Charlotte, North Carolina. Mr. Bullock also holds the designation of Certified Public Accountant (CPA).
Matthew J. Harris (49) became Head of International Operations of Argo Group effective January 1, 2019. Prior to then, Mr. Harris was Head of Europe, Middle East and Asia of Argo Group since July 2017 and became Head of International Operations effective January 1, 2019. Mr. Harris has more than 25 years of insurance experience with expertise in multiple operational disciplines. Mr. Harris has successfully undertaken senior management assignments across multiple distribution channels and product segments. Prior to joining the Company, Mr. Harris spent nearly ten years at American International Group where he led South East Asia Country Operations and served as chief executive officer of Malaysia Insurance and chief executive officer of Chartis New Zealand (formerly American International Group New Zealand).
Jose A. Hernandez (53) became Chair of International Operations of Argo Group effective January 1, 2019. Prior to then, Mr. Hernandez was Head of International of Argo Group since October 2016. Prior to joining the Company, Mr. Hernandez most recently served as president and chief executive officer of American International Group’s Asia Pacific region. Mr. Hernandez spent more than 20 years with American International Group in a number of senior leadership roles in both the consumer and commercial segments. He has expertise in field operations, distribution, underwriting, claims, strategic planning and management. Mr. Hernandez has a bachelor of science degree in Marketing and Management from Bentley University and a master in business administration degree with a concentration in insurance from the College of Insurance in New York.
Kevin J. Rehnberg (55) became President of the Americas and Chief Administrative Officer of Argo Group effective January 1, 2019. Prior to then, Mr. Rehnberg was President of Argo Group’s U.S. Operations since March 2013. Prior to joining the Company, Mr. Rehnberg served as executive vice president for specialty lines at OneBeacon Insurance where he oversaw specialty business. Mr. Rehnberg began his career at Chubb in 1986 and he held a number of roles with increasing responsibility at Chubb Atlantic, Liberty, St. Paul and St. Paul Travelers through 2005. More recently, he served as CEO of Consultants in Laboratory Medicine of Greater Toledo, Inc. Mr. Rehnberg has a bachelor’s degree in History from Princeton University.
Axel Schmidt (62) has been Chief Underwriting Officer of Argo Group since August 2014. He came to Argo Group from Aviva where he served as Chief Underwriting Officer for the company’s U.K./Ireland business across personal, commercial and corporate/specialty lines and also as Aviva’s global practice leader for underwriting, products, pricing and claims. Prior to joining Aviva, Mr. Schmidt spent 20 years at Zurich in their international business where he held a number of senior underwriting and management positions including Deputy Chief Executive Officer/CUO for their corporate business in Europe/U.K. and Underwriting Director for their global corporate business. He also served as a member of Zurich’s Group Underwriting and Group Reinsurance Board of Directors. Prior to joining Zurich, Mr. Schmidt spent 2 years at Gerling Global Re as an underwriter. Mr. Schmidt graduated from Westphalian Wilhelms University in Munster, Germany with a degree in Law Studies. He also earned a Juris Doctorate from the State Supreme Court in Dusseldorf, Germany.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the NYSE under the symbol “ARGO”.

February 21, 2019, the closing price of our common stock was $69.71.
Holders of Common Stock
The number of holders of record of our common stock as of February 21, 2019 was 1,318.
Dividends
On February 20, 2019, our Board of Directors declared a quarterly cash dividend in the amount of $0.31 on each share of common stock outstanding. The dividend will be paid on March 15, 2019 to our shareholders of record on March 1, 2019.
On February 20, 2018, our Board of Directors declared a 15% stock dividend, payable on March 21, 2018, to shareholders of record at the close of business on March 7, 2018. For the years ended December 31, 2018 and 2017, we paid cash dividends to our shareholders totaling $37.5 million and $33.2 million, respectively.
Our dividend policy is determined by the Board of Directors and depends, among other factors, upon our earnings, operations, financial condition, capital requirements and general business outlook at the time the policy is considered.
We currently expect to continue paying comparable cash dividends to shareholders. The declaration and payment of future dividends to our shareholders will be at the discretion of our Board of Directors and will depend upon the factors noted above.
Sale of Unregistered Securities
During the year ended December 31, 2018, we did not sell or issue any unregistered securities.
Issuer Purchases of Equity Securities
On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous repurchase authorizations.
For the year ended December 31, 2018, we repurchased a total of 530,882 shares of our common stock for a total cost of $31.7 million. Since the inception of all the repurchase authorizations through December 31, 2018, we have repurchased 11,315,889 shares of our common stock at an average price of $40.20 per share for a total cost of $455.1 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of December 31, 2018, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
The following table provides information with respect to shares of our common stock that were repurchased or surrendered during the three months ended December 31, 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publically Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
October 1 through October 31, 2018	32,239	$59.92	29,893	$53,281,805
November 1 through November 30, 2018	3,953	$66.51	—	$53,281,805
December 1 through December 31, 2018	3,080	$67.28	—	$53,281,805
Total	39,272		29,893

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under the various employee equity compensation plans. For the three months ended December 31, 2018, we received 9,379 shares of our common stock, with an average price paid per share of $65.73, that were surrendered by employees in payment for the minimum required withholding taxes. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.
For the year ended December 31, 2018, we received 211,562 shares of our common stock, with an average price paid per share of $60.09, that were surrendered by employees in payment for the minimum required withholding taxes due to the vesting/exercise of equity compensation awards.
Securities Authorized for Issuance under Equity Compensation Plans
Refer to “Equity Based Compensation Plans” contained in Part III, Item 12 below.
Performance Graph
The following performance graph compares the performance of our common stock during the five-year period from December 31, 2013 through December 31, 2018 with the performance of the NYSE Composite Index and the SNL Property & Casualty Insurance Index. The graph plots the changes in value of an initial $100 investment over the indicated time periods, assuming all dividends are reinvested. The stock price performance shown on the following graph is not intended to predict or be indicative of future price performance.

	For the Years Ended December 31,
Index	2013	2014	2015	2016	2017	2018
Argo Group International Holdings, Ltd.	$100.00	$120.95	$145.66	$179.21	$170.56	$217.76
NYSE Composite Index	$100.00	$106.75	$102.38	$114.61	$136.07	$123.89
SNL Property & Casualty Insurance Index	$100.00	$114.85	$118.80	$140.21	$160.30	$154.12

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

	For the Years Ended December 31,
(in millions, except per share amounts)	2018	2017	2016	2015	2014
Statement of Operations Data
Gross written premiums	$2,955.2	$2,697.2	$2,164.8	$2,012.1	$1,905.4
Earned premiums	1,731.7	1,572.3	1,410.8	1,371.9	1,338.1
Net investment income	133.1	140.0	115.1	88.6	106.1
Total revenue	1,801.8	1,774.1	1,576.5	1,506.8	1,539.4
Net income	63.6	50.3	146.7	163.2	183.2
Net income per diluted common share (1)	1.83	1.42	4.13	4.52	4.96
Cash dividends declared per common share (1)	1.08	0.94	0.75	0.63	0.50
Balance Sheet Data
Invested assets	$4,787.0	$4,742.9	$4,320.3	$4,108.4	$4,096.9
Total assets	9,558.2	8,764.0	7,205.0	6,625.6	6,351.6
Other indebtedness	183.4	184.5	55.4	55.2	62.0
Junior subordinated debentures	257.0	256.6	172.7	172.7	172.7
Senior unsecured fixed rate notes	139.8	139.6	139.5	139.3	139.1
Shareholders' equity	1,746.7	1,819.7	1,792.7	1,668.1	1,646.7
Other Select Data
Cash provided by (used in) operating activities	$301.3	$165.0	$182.0	$283.2	$130.6
Book value per share (1)	51.43	53.46	51.94	47.23	46.03
Combined ratio	97.9%	107.2%	96.2%	95.0%	96.0%

(1)
Per share amounts adjusted for the effects of the 15% stock dividend declared in February 2018 and for the 10% stock dividends declared in May 2016 and February 2015, respectively. Book value per share is calculated by taking total shareholders’ equity divided by total issued shares less treasury shares.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and related notes beginning on page F-1. This discussion contains forward-looking statements that involve risks and uncertainties. Our future results may differ materially from those disclosed herein as a result of significant risks and uncertainties and various factors described in this report.
Consolidated Results of Operations
For the year ended December 31, 2018, we reported net income of $63.6 million, or $1.83 per fully diluted share. For the year ended December 31, 2017, we reported net income of $50.3 million, or $1.42 per fully diluted share. For the year ended December 31, 2016 we reported net income of $146.7 million, or $4.13 per fully diluted share.
The following is a comparison of selected data from our results of operations:

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Gross written premiums	$2,955.2	$2,697.2	$2,164.8
Earned premiums	$1,731.7	$1,572.3	$1,410.8
Net investment income	133.1	140.0	115.1
Fee and other income	9.0	22.5	24.5
Net realized investment gains (losses):
Net realized investment gains	33.1	39.3	26.1
Change in fair value of equity securities	(105.1)	—	—
Net realized investment (losses) gains	(72.0)	39.3	26.1
Total revenue	$1,801.8	$1,774.1	$1,576.5
Income before income taxes	$67.7	$39.9	$181.9
Income tax provision (benefit)	4.1	(10.4)	35.2
Net income	$63.6	$50.3	$146.7
Loss ratio	60.1%	66.8%	57.4%
Expense ratio	37.8%	40.4%	38.8%
Combined ratio	97.9%	107.2%	96.2%

In presenting our results in the following discussion and analysis of our results of operations, we have included certain non-generally accepted accounting principles ("non-GAAP") financial measures within the meaning of Regulation G as promulgated by the SEC. We believe that these non-GAAP measures, specifically the current accident year non-catastrophe loss, expense and combined ratios, which may be defined differently by other companies, better explain our results of operations in a manner that allows for a more complete understanding of the underlying trends in our business. However, these measures should not be viewed as a substitute for those determined in accordance with United States generally accepted accounting principles ("GAAP"). Reconciliations of these financial measures to their most directly comparable GAAP measures are included in the table below.

	For the Years Ended December 31,
	2018		2017		2016
(in millions)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
Earned premiums, as reported	$1,731.7		$1,572.3		$1,410.8
Less:
Reinstatement and other catastrophe-related premium adjustments - (outward)/inward, net	(9.0)		(17.9)		2.2
Earned premiums, net of catastrophe-related adjustments	$1,740.7		$1,590.2		$1,408.6

Losses and loss adjustment expenses, as reported	$1,040.8	60.1%	$1,050.2	66.8%	$810.1	57.4%
Less:
Favorable prior accident year loss development	(18.0)	(1.0)%	(8.2)	(0.5)%	(33.3)	(2.4)%
Catastrophe losses (2)	52.9	3.3%	127.2	8.7%	63.9	4.4%
Current accident year non-catastrophe losses	$1,005.9	57.8%	$931.2	58.6%	$779.5	55.4%
Current accident year non-catastrophe expense ratio		37.6%		40.0%		38.8%
Current accident year non-catastrophe combined ratio		95.4%		98.6%		94.2%
(1) For purposes of calculating the percentage points impact on the loss, expense and combined ratios, earned premiums were adjusted to exclude outward reinstatement and other catastrophe-related premium adjustments of $9.0 million and $17.9 million for the years ended December 31, 2018 and 2017, respectively, and $2.2 million inward reinstatement and other catastrophe-related premium adjustments for the year ended December 31, 2016.
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
In accordance with this accounting standard, for the year ended December 31, 2018, we recognized the change in the fair value of our equity securities as a pre-tax loss of $105.1 million. This amount is included as a component of net realized investment losses in our Consolidated Statements of Income. Amounts for the years ended December 31, 2017 and 2016 are not presented as a component of net income, as ASU 2016-01 was required to be adopted on a prospective basis.

Gross Written and Earned Premiums
Consolidated gross written and earned premiums by our four primary insurance lines were as follows:

	For the Years Ended December 31,
	2018		2017		2016
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned	Gross Written	Net Earned
Property	$748.9	$337.1	$689.3	$337.7	$561.7	$330.5
Liability	1,236.3	807.5	1,109.4	698.8	940.6	661.9
Professional	425.0	234.9	346.2	212.2	299.5	182.0
Specialty	545.0	352.2	552.3	323.6	363.0	236.4
Total	$2,955.2	$1,731.7	$2,697.2	$1,572.3	$2,164.8	$1,410.8
Gross written and earned premiums increased for the year ended December 31, 2018 as compared to the same period ended 2017, driven by the growth in all major lines of our U.S. Operations, led by our Liability and Professional lines. International Operations experienced increases in both gross written and earned premiums during 2018 as compared to 2017, primarily due to growth in our Property, Liability and Professional lines, as well as the timing of the Ariel Re acquisition. Ariel Re has a significant property contract that is subject to renewal in January of each year. The Ariel Re transaction closed in February 2017; as such the January 2017 gross written premiums for Ariel Re is not included while the 2018 renewal is included in our gross written premiums.
As part of the full integration of the reinsurance business of Ariel Re, beginning in 2018 we changed the capital structure supporting that business by introducing certain third party trade capital to participate in the exposures we underwrite. This trade capital receives a corresponding proportion of the gross written premiums. As such, this structure has the effect of reducing the gross written premiums reported in our financial statements. In exchange, we receive certain remuneration for generating this business and for the underlying underwriting performance. There was no such structure for our Ariel Re business in 2017.
During 2018, all product lines have experienced increased competition and pressure on rates due to market conditions. However, both U.S. Operations and International Operations saw overall rate increases for year ended December 31, 2018. Consolidated earned premiums increased for the year ended December 31, 2018 as compared to the same period in 2017 due to increased gross and net written premiums during 2018.
The increase in consolidated gross written premiums for the year ended December 31, 2017 as compared to the same period in 2016 was attributable to growth across all product lines as we continued to focus on introducing new products and increasing renewal retention. Additionally, Ariel Re contributed gross written premiums of $298.1 million for the year ended December 31, 2017. During 2017, all product lines experienced increased competition and pressure on rates due to market conditions. Consolidated earned premiums increased for the year ended December 31, 2017 as compared to the same period in 2016 due to the growth in gross written premiums. The increase in consolidated earned premiums for the year ended December 31, 2017 includes Ariel Re earned premiums of $123.3 million. Partially offsetting these increases was the reduction in our participation percentage for our Syndicate 1200 operations, to 46.0% in 2017 as compared to 53.5% in 2016. Additionally, during the last six months of 2017, we recorded net outward reinstatement and other catastrophe-related premium adjustments associated with the third quarter 2017 catastrophe events which reduced net earned premiums by $17.9 million. We also purchased additional reinsurance contracts in connection with risk management activities following the acquisition of Ariel Re which reduced net earned premiums by $20.8 million, all within our Property lines.
Our gross written and earned premiums are further discussed by reporting segment and major lines of business in the subsequent "Segment Results" section of this document.
Net Investment Income
The decrease in consolidated net investment income for the year ended December 31, 2018 as compared to the same period in 2017 was primarily due to a $29.7 million decrease in the net investment income of our alternative investment portfolio, partially offset by a $22.8 million increase in the net investment income of our core portfolio. The decline in the alternative investment portfolio was due to the volatility experienced in the securities markets primarily during the fourth quarter of 2018, as well as the impact of a $12.2 million pre-tax net investment gain recognized in 2017 related to a sale process initiated by an equity investee. The increase in net investment income from our core portfolio was primarily due to higher asset balances and increased investment yields.

The increase in consolidated net investment income for the year ended December 31, 2017 as compared to the same period in 2016 was primarily attributable to a $25.6 million increase in the net investment income of our alternative investment portfolio and an $8.2 million increase in income from our fixed maturities portfolio, partially offset by increased investment related expenses. Included in net investment income was a $12.2 million pre-tax net investment gain relating to a sale process initiated by an equity investee during the year ended December 31, 2017.
Total invested assets at December 31, 2018 were $4,653.6 million, net of $133.4 million of invested assets attributable to our Syndicate 1200 and 1910 trade capital providers. Total invested assets at December 31, 2017 were $4,612.1 million, net of $130.8 million of invested assets attributable to Syndicate 1200’s trade capital providers. Total invested assets at December 31, 2016 were $4,188.4 million, net of $131.9 million of invested assets attributable to Syndicate 1200’s trade capital providers.
Net Realized Investment Gains/Losses
Consolidated net realized investment gains for the year ended December 31, 2018 included a $105.1 million decrease in the fair value of equity securities. The remaining $33.1 million net realized investment gain consisted of $38.2 million in realized gains primarily from the sale of equity securities and $2.5 million of foreign currency exchange gains, including $2.7 million on our forward currency forward contracts. Additionally, for the year ended December 31, 2018, we recognized $7.6 million in other-than-temporary impairment losses within our fixed maturity and other invested asset portfolios.
Consolidated net realized investment gains for the year ended December 31, 2017 consisted of $60.1 million in realized gains primarily from the sale of fixed maturity and equity securities. Partially offsetting these realized gains was $17.6 million of realized foreign currency exchange losses, including $8.6 million on our foreign currency forward contracts and $9.0 million on our fixed maturity and equity securities portfolios, as well as $0.7 million of losses from other invested assets, primarily overseas deposits. Additionally, for the year ended December 31, 2017, we recognized a $2.5 million other-than-temporary impairment loss within our equity and fixed maturity portfolios.
Consolidated net realized investment gains for the year ended December 31, 2016 consisted of $62.0 million in realized gains primarily from the sale of equity and fixed maturity securities. Partially offsetting these realized gains was $25.7 million of realized foreign currency exchange losses, primarily from our fixed maturity portfolio. Additionally, for the year ended December 31, 2016, we recognized a $10.2 million other-than-temporary impairment loss within our equity and fixed maturity portfolios.
Loss and Loss Adjustment Expense
Consolidated losses and loss adjustment expenses were $1,040.8 million, $1,050.2 million and $810.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. The consolidated loss ratio for the year ended December 31, 2018 was 60.1%, compared to 66.8% for the same period in 2017. This 6.7 percentage point decrease in the loss ratio was primarily due to a 5.4 percentage point favorable impact related to lower catastrophe losses. The current accident year non-catastrophe loss ratio improved 0.8 percentage points during the year ended December 31, 2018, compared to the same period in 2017. In connection with the acquisition and integration of Ariel Re, we made a number of one-time catastrophe and risk management reinsurance purchases in 2017. These 2017 purchases reduced earned premiums by $20.8 million, resulting in a 0.7 percentage point increase in the 2017 loss ratio. Partially offsetting this improvement to the current accident year non-catastrophe loss ratio were a number of discrete marine and energy losses within our International Operations segment, concentrated in the fourth quarter of 2018. We also experienced a 0.5 percentage point favorable impact from the increase in net favorable prior-year reserve development for the year ended December 31, 2018, compared to the same period in 2017.
Included in losses and loss adjustment expense for the year ended December 31, 2018 was $52.9 million in catastrophe losses, primarily attributable to Hurricanes Florence and Michael, the Woolsey and Camp California wildfires, and other storms. Losses and loss adjustment expenses also included $18.0 million of net favorable loss reserve development on prior accident years, concentrated in the liability and specialty lines.
Included in losses and loss adjustment expense for the year ended December 31, 2017 were $127.2 million in catastrophe losses resulting from Hurricanes Harvey, Irma and Maria, the California wildfires, other storm losses primarily in the United States and the Mexican earthquakes. Partially offsetting these catastrophe losses was $8.2 million of net favorable development on prior accident year loss reserves, which is presented in the table below. We also experienced higher than anticipated non-catastrophe current accident year property losses in 2017.
Included in losses and loss adjustment expenses for the year ended December 31, 2016 were $63.9 million in catastrophe losses resulting from storm activity in the United States, including Hurricane Matthew and the Louisiana floods, the Alberta wildfires and the Taiwan and New Zealand earthquakes. Partially offsetting these current accident year losses was $33.3 million of net favorable development on prior accident year loss reserves, primarily attributable to favorable development in our commercial automobile, property reinsurance, surety and commercial multiple peril lines, partially offset by unfavorable development in our general liability line.
The following table summarizes the above referenced loss reserve development as respects prior year loss reserves by line of business for the year ended December 31, 2018:

(in millions)	Net Reserves 2017	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2017 Net Reserves
General liability	$1,142.1	$(14.4)	(1.3)%
Workers compensation	308.7	1.0	0.3%
Syndicate Liability	196.4	10.9	5.5%
Commercial multi-peril	147.5	4.9	3.3%
Syndicate property	104.2	(6.7)	(6.4)%
Commercial auto liability	99.9	(4.6)	(4.6)%
Special property	80.9	(0.7)	(0.9)%
Reinsurance - nonproportional assumed property	80.7	(16.8)	(20.8)%
Syndicate specialty	44.2	3.5	7.9%
Fidelity/Surety	44.1	(10.9)	(24.7)%
All other lines	239.3	15.8	6.6%
Total	$2,488.0	$(18.0)	(0.7)%
In determining appropriate reserve levels for the year ended December 31, 2018, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for loss and loss adjustment expenses and record our best estimate. Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data. While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent years, this does not imply that more recent accident years’ reserves also will develop favorably; pricing, reinsurance costs, legal environment, general economic conditions including changes in inflation and many other factors impact our ultimate loss estimates.
Consolidated gross reserves for loss and loss adjustment expenses were $4,654.6 million (including $226.2 million of reserves attributable to our Syndicate 1200 and 1910 trade capital providers), $4,201.0 million (including $226.8 million of reserves attributable to Syndicate 1200’s trade capital providers) and $3,350.8 million (including $156.1 million of reserves attributable to Syndicate 1200’s trade capital providers) as of December 31, 2018, 2017 and 2016, respectively. Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.
Underwriting, Acquisition and Insurance Expenses
Consolidated underwriting, acquisition and insurance expenses were $654.7 million, $635.4 million and $547.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. The consolidated expense ratios were 37.8%, 40.4% and 38.8% for the years ended December 31, 2018, 2017 and 2016, respectively. The improvement in 2018 compared to 2017 reflects the benefits of scale due to increased net earned premiums, including the favorable year-over-year impact of the aforementioned $20.8 million reduction in net earned premiums in 2017 related to one-time catastrophe and risk management reinsurance purchases, as well as lower operating costs within the Reinsurance business unit of our International Operations due to expenses attributable to third party capital providers. Partially offsetting these lower operating costs were the continued investments in people and technology in strategic growth areas of our business.
The expense ratio for the year ended December 31, 2017 as compared to the same period in 2016 was negatively impacted by the aforementioned one-time catastrophe and risk management reinsurance premium purchases and additional group reinsurance contracts purchased in connection with risk management activities following the acquisition of Ariel Re. These adjustments increased the expense ratio by 1.0 percentage point. The remaining increase in the expense ratio was primarily attributable to increased information technology costs and higher personnel expenses in our strategic growth units.

Interest Expense
Consolidated interest expense was $31.6 million, $27.7 million and $19.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. The increase in 2018 was primarily attributable to increases in short-term LIBOR rates throughout the year ended December 31, 2018, as compared to the same period in 2017. Additionally, during 2018 we incurred a full twelve months of interest expense on the debt acquired as part of the February 6, 2017 Ariel Re acquisition and the $125.0 million term loan entered into during the first quarter of 2017 to help fund that transaction. Comparatively, these same debt instruments accrued interest at a lower rate and for less than the full twelve months during the year ended December 31, 2017.
Included in consolidated interest expense for the year ended December 31, 2017 was $4.2 million from the operations of Ariel Re. The remaining increase in interest expense as compared to the same period in 2016 was primarily attributable to interest expense on the $125.0 million term loan entered into to fund a portion of the acquisition price of Ariel Re and to a lesser extent, an increase in short-term LIBOR rates.
Foreign Currency Exchange Gains/Losses
Consolidated foreign currency exchange gains were $0.1 million for the year ended December 31, 2018 as compared to losses of $6.3 million and gains of $4.5 million for the years ended December 31, 2017 and 2016, respectively. The changes in the foreign currency exchange gains/losses were due to fluctuations of the U.S. Dollar, on a weighted average basis, against the currencies in which we transact our business.
For the year ended December 31, 2018, the small foreign currency exchange gain was driven by the U.S. Dollar strengthening against the British Pound. For the year ended December 31, 2017, the foreign currency exchange losses were driven by the U.S. Dollar weakening against the British Pound, the Euro, the Canadian Dollar and the Australian Dollar. For the year ended December 31, 2016, the foreign currency exchange gain was primarily due to the U.S. Dollar strengthening against the British Pound and the Euro.
Income Tax Provision
The consolidated provision for income taxes was $4.1 million for the year ended December 31, 2018, compared to an income tax benefit of $10.4 million for the year ended December 31, 2017, and an income tax provision of $35.2 million for the year ended December 31, 2016. The consolidated income tax provision represents the income tax expense or benefit associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the consolidated provision for income taxes represents taxes on net income for our Belgium, Brazil, Ireland, Italy, Malta, Switzerland, United Kingdom and United States operations. The consolidated effective tax rates were 6.1%, -26.1% and 19.4% for the years ended December 31, 2018, 2017 and 2016, respectively.
The increase in the effective tax rate for the year ended December 31, 2018 as compared to the same period in 2017 was primarily related to the change in concentration of jurisdictional mix of taxable income in 2018 compared to 2017. Additionally, the 2018 effective tax rate includes a favorable impact related to the new reporting requirements for the change in the fair value of our equity securities, which lowered our pre-tax income by $105.1 million for the year ended December 31, 2018. As discussed above, the change in the fair value of equity securities for prior years is not presented as a component of net income. The 2017 effective tax rate benefited from the impact of the U.S. tax reform legislation enacted during that period, as further discussed below.
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

Our reportable segments include four primary insurance and reinsurance services and offerings as follows:

•
Property includes both property insurance and reinsurance products. Insurance products cover commercial properties primarily in North America with some international covers. Reinsurance covers underlying exposures that are located throughout the world, including the United States. These offerings include coverages for man-made and natural disasters.

•
Liability includes a broad range of primary and excess casualty products for risks on both an admitted and non-admitted basis in the United States. Internationally, Argo underwrites worldwide casualty risks primarily exposed in the United Kingdom, Canada, and Australia.

•	Professional includes various professional lines products including errors & omissions, management liability (including directors and officers) and cyber liability coverages.

•	Specialty includes niche insurance coverages including marine & energy, accident & health and surety product offerings.
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
U.S. Operations
The following table summarizes the results of operations for the U.S. Operations segment:

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Gross written premiums	$1,692.2	$1,509.8	$1,277.7
Earned premiums	$1,078.9	$936.6	$849.5
Losses and loss adjustment expenses	628.2	528.1	467.5
Underwriting, acquisition and insurance expenses	354.8	319.1	270.5
Underwriting income	95.9	89.4	111.5
Net investment income	82.9	87.2	71.9
Interest expense	(16.2)	(14.1)	(9.2)
Fee and other income	1.5	16.2	19.1
Fee and other expense	(2.7)	(9.3)	(18.9)
Income before income taxes	$161.4	$169.4	$174.4
Loss ratio	58.2%	56.4%	55.0%
Expense ratio	32.9%	34.1%	31.9%
Combined ratio	91.1%	90.5%	86.9%
Loss reserves at December 31	$2,498.9	$2,196.1	$2,028.4

The following table contains a reconciliation of certain non-GAAP financial measures, specifically the current accident year non-catastrophe loss, expense and combined ratios, to their most directly comparable GAAP measures for our U.S. Operations.

	For the Years Ended December 31,
	2018		2017		2016
(in millions)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
Earned premiums	$1,078.9		$936.6		$849.5
Less:
Reinstatement and other catastrophe-related premium adjustments - outward	(7.7)		(5.1)		—
Earned premiums, net of catastrophe-related adjustments	$1,086.6		$941.7		$849.5

Losses and loss adjustment expenses, as reported	$628.2	58.2%	$528.1	56.4%	$467.5	55.0%
Less:
Favorable prior accident year loss development	(20.8)	(1.9)%	(38.7)	(4.1)%	(35.9)	(4.2)%
Catastrophe losses (2)	15.6	1.8%	16.8	2.1%	14.2	1.6%
Current accident year non-catastrophe losses	$633.4	58.3%	$550.0	58.4%	$489.2	57.6%
Current accident year non-catastrophe expense ratio		32.7%		33.9%		31.9%
Current accident year non-catastrophe combined ratio		91.0%		92.3%		89.5%
(1) For purposes of calculating the percentage points impact on the loss, expense and combined ratios, earned premiums were adjusted to exclude outward reinstatement and other catastrophe-related premium adjustments of $7.7 million and $5.1 million for the years ended December 31, 2018 and 2017, respectively.
(2) Catastrophe losses' percentage point impact are calculated as the difference between the reported combined ratio and the combined ratio excluding incurred catastrophe losses and associated reinstatement and other catastrophe-related premium adjustments.
Gross Written and Earned Premiums
Gross written and earned premiums by our four primary insurance lines were as follows:

	For the Years Ended December 31,
	2018		2017		2016
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned	Gross Written	Net Earned
Property	$252.3	$126.4	$246.7	$113.4	$239.8	$124.9
Liability	1,042.3	707.1	946.7	619.2	794.8	575.3
Professional	234.8	131.6	176.5	111.3	140.4	79.3
Specialty	162.8	113.8	139.9	92.7	102.7	70.0
Total	$1,692.2	$1,078.9	$1,509.8	$936.6	$1,277.7	$849.5
Property
The increase in gross written premiums for the year ended December 31, 2018 compared to the same period in 2017 was due to growth initiatives executed in our property, contract binding, and transportation divisions, partially offset by the termination of a fronted program in 2017. While the same products referenced above contributed to the increase in earned premiums, the margin of increase was diminished by a new reinsurance program intended to transfer more of our property exposure. Another large property program launched in 2017 has a majority of its business placed with policy terms longer than twelve months, which also impacted the growth in earned premium in 2018. Earned premiums were reduced by $7.7 million during the year ended December 31, 2018 due to net outward reinstatement premium adjustments primarily related to Hurricane Michael. Earned premiums in 2017 were reduced by $9.2 million due to various reinsurance premium adjustments, as further discussed below.
The increase in gross written premiums for the year ended December 31, 2017 as compared to the same period in 2016 was due to launching new programs in 2017, partially offset by reductions from the termination of a fronted program in 2017, as well as planned underwriting actions taken to optimize our underwriting results. Additionally, during the last six months of 2017, we recorded net outward reinstatement and other catastrophe-related premium adjustments associated with the third quarter 2017 catastrophe events which reduced net earned premiums by $5.1 million. We also purchased additional reinsurance contracts in connection with risk management activities following the acquisition of Ariel Re which reduced net earned premiums by $4.1 million, all within our Property lines. Underwriting actions taken in certain programs to optimize results also account for the reduction in earned premiums during the year ended December 31, 2017 as compared to the same period in 2016.
Liability
The gross written and earned premiums for the year ended December 31, 2018 increased compared to the same period in 2017 due to significant growth in the general casualty lines, as planned. Economic growth in the coal market also continued to drive an increase in workers compensation lines. We experienced growth in environmental and transportation lines, as well as a new fronted program which increased gross written premiums in auto liability. Partially offsetting the growth was a planned reduction in our allied medical business.
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
Professional
The increase in gross written and earned premiums for the year ended December 31, 2018 as compared to the same period in 2017 was driven by the continued investment in the teams that underwrite and support this line of business, as well as the introduction of new products.
The increase in gross written and earned premiums for the year ended December 31, 2017 as compared to the same period in 2016 was driven by the introduction of new coverage products in all U.S. professional lines and higher production associated with increasing our underwriting staff.
Specialty
The increase in gross written and earned premiums for the year ended December 31, 2018 as compared to the same period in 2017 was primarily due to the continued growth in our surety lines, partially offset by planned reductions in certain programs.
The increase in gross written and earned premiums for the year ended December 31, 2017 as compared to the same period in 2016 was driven by growth from new business in our surety lines and new specialty risk programs that were introduced throughout 2017.
Loss and Loss Adjustment Expenses
The increase in the loss ratio for the year ended December 31, 2018 as compared to the same period in 2017 was primarily due to a decline in net favorable loss reserve development on prior accident years, partially offset by lower catastrophe losses in 2018 as compared to 2017. The increase in the loss ratio for the year ended December 31, 2017 compared to the same period in 2016 was primarily due to increased non-catastrophe current accident year property losses in 2017.
Included in losses and loss adjustment expense for the year ended December 31, 2018 was $15.6 million in catastrophe losses from the Woolsey and Camp California wildfires, Hurricane Florence, and other smaller storms in the United States. Offsetting the catastrophe losses was $20.8 million of net favorable loss reserve development on prior accident years which was primarily concentrated in our general liability and surety lines, partially offset by unfavorable loss reserve development on prior accident years in commercial multi-peril lines.
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

Underwriting, Acquisition and Insurance Expenses
The decrease in the expense ratio for the year ended December 31, 2018 as compared to the same period in 2017 was primarily attributable to the impact of the 15.2% year-over-year increase in earned premiums combined with lower acquisition costs, primarily offset by continued strategic investments in people and technology, including digital initiatives in support of premium growth.
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
Fee and Other Income/Expense
Fee and other income, and the associated fee and other expense, decreased for the year ended December 31, 2018 as compared to the same period in 2017 primarily due to the result of a transaction that was executed in the third quarter of 2017 to transfer to a third party the distribution rights and operations of certain business managed on behalf of unaffiliated insurance companies. The fee income and expense related to this program were recorded as part of our fee and other income and expense, respectively.
Fee and other income, and the associated fee and other expense, decreased for the year ended December 31, 2017 as compared to the same period in 2016 primarily due to the impact of the aforementioned transaction in the third quarter of 2017.
International Operations
The following table summarizes the results of operations for the International Operations segment:

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Gross written premiums	$1,262.7	$1,187.3	$886.8
Earned premiums	$652.5	$635.8	$560.9
Losses and loss adjustment expenses	400.3	504.8	324.0
Underwriting, acquisition and insurance expenses	245.8	242.2	211.1
Underwriting income (loss)	6.4	(111.2)	25.8
Net investment income	32.9	32.7	28.7
Interest expense	(9.3)	(9.7)	(5.3)
Fee and other income	4.7	3.7	3.1
Fee and other expense	(1.8)	(2.2)	(0.7)
Income (loss) before income taxes	$32.9	$(86.7)	$51.6
Loss ratio	61.3%	79.4%	57.8%
Expense ratio	37.7%	38.1%	37.6%
Combined ratio	99.0%	117.5%	95.4%
Loss reserves at December 31	$1,890.1	$1,723.0	$1,031.5

The following table contains a reconciliation of certain non-GAAP financial measures, specifically the current accident year non-catastrophe loss, expense and combined ratios, to their most directly comparable GAAP measures for our International Operations.

	For the Years Ended December 31,
	2018		2017		2016
(in millions)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
Earned premiums	$652.5		$635.8		$560.9
Less:
Reinstatement and other catastrophe-related premium adjustments - (outward)/inward, net	(1.3)		(12.8)		2.2
Earned premiums, net of catastrophe-related adjustments	$653.8		$648.6		$558.7

Losses and loss adjustment expenses, as reported	$400.3	61.3%	$504.8	79.4%	$324.0	57.8%
Less:
(Favorable) unfavorable prior accident year loss development	(9.5)	(1.5)%	13.2	2.0%	(16.0)	(2.9)%
Catastrophe losses (2)	37.3	5.8%	110.4	18.6%	49.7	8.7%
Current accident year non-catastrophe losses	$372.5	57.0%	$381.2	58.8%	$290.3	52.0%
Current accident year non-catastrophe expense ratio		37.6%		37.3%		37.8%
Current accident year non-catastrophe combined ratio		94.6%		96.1%		89.8%
(1) For purposes of calculating the percentage points impact on the loss, expense and combined ratios, earned premiums were adjusted to exclude outward reinstatement and other catastrophe-related premium adjustments of $1.3 million and $12.8 million for the years ended December 31, 2018 and 2017, respectively, and $2.2 million inward reinstatement and other catastrophe-related premium adjustments for the year ended December 31, 2016.
(2) Catastrophe losses' percentage point impact are calculated as the difference between the reported combined ratio and the combined ratio excluding incurred catastrophe losses and associated reinstatement and other catastrophe-related premium adjustments.
Gross Written and Earned Premiums
Gross written and earned premiums by our four primary insurance lines were as follows:

	For the Years Ended December 31,
	2018		2017		2016
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned	Gross Written	Net Earned
Property	$496.6	$210.7	$442.6	$224.3	$321.9	$205.6
Liability	193.7	100.1	162.6	79.6	145.5	86.2
Professional	190.2	103.3	169.7	100.9	159.1	102.7
Specialty	382.2	238.4	412.4	231.0	260.3	166.4
Total	$1,262.7	$652.5	$1,187.3	$635.8	$886.8	$560.9
Property
The increase in gross written premiums for the year ended December 31, 2018 as compared to the same period in 2017 was due to growth in our European operations and our Reinsurance business, partially offset by planned premium reductions within Syndicate 1200. Our European operations contributed $68.3 million of gross written premiums in the current period compared to $6.5 million of gross written premiums in the same period in 2017. The significant growth in Europe was driven by new programs and the addition of ArgoGlobal SpA (formerly Ariscom), the Italian business we acquired in early 2018. Growth in gross written premiums in our Reinsurance business was primarily due to the timing of the Ariel Re acquisition in February 2017, as Ariel Re has a significant property contract subject to renewal in January of each year which was not included in our results for the same period of 2017. This was partially offset by the introduction of certain third party capital for Ariel Re and our resulting reduced participation in Syndicate 1910 in the current year. The decrease in net earned premiums for the year ended December 31, 2018 as compared to the same period in 2017 was also due to the aforementioned change in capital structure for Ariel Re related to the use of third party capital.

The increase in gross written and earned premiums for the year ended December 31, 2017 as compared to the same period in 2016 was due to premiums written by Ariel Re and Argo Re, partially offset by planned premium reductions within Syndicate 1200. Ariel Re’s property business contributed $161.0 million and $64.5 million of gross written and earned premiums, respectively, while the growth at Argo Re was driven by inward reinstatement premiums received as a result of catastrophe activity during the year. Partially offsetting these increases were reduced gross written and earned premiums in Syndicate 1200 due to the combination of changes in our risk appetite, reducing exposures as part of our overall underwriting corrective actions following recent elevated loss activity. In addition, our ownership percentage for Syndicate 1200 decreased to 46.0% in 2017 as compared to 53.5% in 2016. Additionally, during the last six months of 2017, we recorded net outward reinstatement and other catastrophe-related premium adjustments associated with the third quarter 2017 catastrophe events which reduced net earned premiums by $12.8 million. We also purchased additional reinsurance contracts in connection with risk management activities following the acquisition of Ariel Re which reduced net earned premiums by $16.7 million, all within our Property lines.
Liability
The increase in gross written and earned premiums for the year ended December 31, 2018 as compared to the same period in 2017 was due to planned geographic expansion in our European operations, growth in new business writings in Syndicate 1200 in certain motor business, and increased writings in small-to-medium sized enterprise package business resulting from prior years of account binder premium increases. These growth drivers were partially offset by lower premium production coming from Bermuda as a result of the strategic decision to non-renew certain utility accounts.
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
Professional
The increase in gross written premiums for the year ended December 31, 2018 as compared to the same period in 2017 was primarily attributable to growth in our Syndicate 1200, Bermuda and European operations. Growth in Syndicate 1200 was due to increased writings in cyber, directors and officers, and medical malpractice. Bermuda increased their writings in errors and omissions and directors and officers lines, as well as benefiting from improving trading conditions and favorable rate changes. Our European operations also contributed to the professional lines growth in gross written and earned premiums as compared to the same period in 2017 as a result of significant new business growth.
The increase in gross written premiums for professional lines for the year ended December 31, 2017 as compared to the same period in 2016 was primarily attributable to growth in our Bermuda, Brazil and European professional lines. Growth in Bermuda professional was driven by new wage and hour and cyber accounts. In Europe, gross written premiums increased due to new business in the German market, as well as capitalizing on additional cyber and directors and officers opportunities in the United Kingdom. Our Brazil business experienced growth through our digital platform. Earned premiums were slightly lower for the year ended December 31, 2017 as compared to the same period in 2016 primarily due to increased ceded reinsurance and the reduction in our ownership participation in Syndicate 1200. For the year ended December 31, 2017, Ariel Re’s professional lines business contributed $2.1 million and $0.5 million of gross written and earned premiums, respectively
Specialty
The decrease in gross written and earned premiums for the year ended December 31, 2018 as compared to the same period in 2017 was due to the aforementioned change in capital structure of Ariel Re and the resulting reduced participation in Syndicate 1910 from the use of certain third party capital. Partially offsetting the decline in Ariel Re was gross written and earned premiums growth in Syndicate 1200 and our European operations. Syndicate 1200 growth was driven by marine and energy business, increases in political risks and prior year of account binder premium adjustments in cargo lines. European growth was driven by new business in the surety book, as well as the addition of ArgoGlobal SpA.
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
Loss and Loss Adjustment Expenses
The decrease in the loss ratio for the year ended December 31, 2018 as compared to the same period in 2017 was primarily attributable to a decline in catastrophe losses, net favorable development on prior accident year loss reserves in 2018 (compared to net unfavorable development on prior accident year loss reserves in 2017) and a 1.8 percentage point improvement in the current accident year non-catastrophe loss ratio. The increase in the loss ratio for the year ended December 31, 2017 as compared to the same period in 2016 was primarily attributable to increased catastrophe losses.
Included in losses and loss adjustment expense for the year ended December 31, 2018 was $37.3 million in catastrophe losses, primarily attributable to Hurricanes Florence and Michael, the Woolsey and Camp California wildfires, and other storms primarily outside the United States. Losses and loss adjustment expenses also included $9.5 million of net favorable loss reserve development on prior accident years, concentrated in the specialty and liability lines. We also experienced a number of discrete non-catastrophe current accident year marine and energy losses in 2018.
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
Underwriting, Acquisition and Insurance Expenses
The decrease in the expense ratio for the year ended December 31, 2018 as compared to the same period in 2017 was primarily attributable to the increase in earned premiums related to growth from the expansion of our European operations. We also saw a favorable impact on our expense ratio compared to the same period in 2017 as a result of the aforementioned change in capital structure for Ariel Re and the use of certain third party capital, as well as additional quota share reinsurance purchased in the current year which resulted in increased ceding and profit commissions.
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
Fee and Other Income/Expense
Fee and other income represents amounts we receive in connection with the management of third party capital for our underwriting Syndicates at Lloyd’s. Fee and other income increased for the year ended December 31, 2018 as compared to the same period ended 2017 primarily due to fee income earned by Syndicate 1910, particularly from fees earned from third party capital providers introduced in 2018, as previously discussed.
The slight decrease in fee and other expenses for the year ended December 31, 2018 as compared to the same period in 2017 is primarily due to lower costs related to outside services and employee benefits.
Fee and other income increased for the year ended December 31, 2017 as compared to the same period ended 2016 primarily due to fee income earned by Syndicate 1910, as well as additional fee income earned by Syndicate 1200 due to the increase in ownership participation by third party capital providers in 2017.

The increase in fee and other expenses for the year ended December 31, 2017 as compared to the same period in 2016 is primarily due to the costs incurred in 2017 associated with the startup of our digital affinity group business. In addition, the reduction to profit commissions payable to trade capital providers were less than in 2017 when compared to the reductions in 2016.
Run-off Lines
The following table summarizes the results of operations for the Run-off Lines segment:

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Earned premiums	$0.3	$(0.1)	$0.4
Losses and loss adjustment expenses	12.3	17.3	18.6
Underwriting, acquisition and insurance expenses	3.9	8.3	6.9
Underwriting loss	(15.9)	(25.7)	(25.1)
Net investment income	8.1	9.3	11.3
Interest expense	(1.5)	(1.5)	(1.4)
Loss before income taxes	$(9.3)	$(17.9)	$(15.2)
Earned premiums for the years ended December 31, 2018, 2017 and 2016 were attributable to final audits, reinstatement premiums and other adjustments on policies previously underwritten.
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
Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses for the year ended December 31, 2018 included $12.3 million of net unfavorable loss reserve development on prior accident years, of which $7.4 million was in asbestos and environmental lines, with the remainder concentrated in other run-off lines.
Losses and loss adjustment expenses for the year ended December 31, 2017 included $17.3 million of net unfavorable loss reserve development on prior accident years driven by $13.6 million in asbestos and environmental lines due to increasing defense costs and an increase in the time claims remain open, and $5.9 million in other run-off lines, partially offset by net favorable loss reserve development on prior accident years of $2.2 million in Risk Management.
Losses and loss adjustment expenses for the year ended December 31, 2016 included $18.6 million of net unfavorable loss reserve development on prior accident years primarily attributable to $9.1 million in asbestos and environmental lines, $6.5 million in Risk Management and $3.0 million from our other run-off lines. The unfavorable development from our asbestos exposure was due to increased defense costs and a final settlement with a large primary insured.

The following table represents a reconciliation of total gross and net reserves for the Run-off Lines. Amounts in the net column are reduced by reinsurance recoverables.

	For the Years Ended December 31,
	2018		2017		2016
(in millions)	Gross	Net	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$55.9	$47.2	$48.4	$40.6	$46.4	$43.5
Incurred losses	8.3	8.0	12.8	15.4	16.0	10.9
Losses paid	(9.5)	(9.0)	(5.3)	(8.8)	(14.0)	(13.8)
Loss reserves - asbestos and environmental, end of period	54.7	46.2	55.9	47.2	48.4	40.6
Risk management reserves	197.0	122.6	219.6	136.9	236.9	148.0
Run-off reinsurance reserves	1.6	1.6	1.8	1.8	1.9	1.9
Other run-off lines	12.2	7.1	4.6	4.6	3.7	3.7
Total loss reserves - Run-off Lines	$265.5	$177.5	$281.9	$190.5	$290.9	$194.2
The following table represents the components of gross loss reserves for the Run-off Lines:

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Asbestos:
Direct
Case reserves	$2.7	$2.1	$2.8
Unallocated loss adjustment expense ("ULAE")	0.5	0.5	0.5
Incurred but not reported (“IBNR”)	19.1	18.8	12.1
Total direct written reserves	22.3	21.4	15.4
Assumed domestic
Case reserves	8.7	9.8	10.5
ULAE	0.8	0.8	0.8
IBNR	12.0	13.7	10.5
Total assumed domestic reserves	21.5	24.3	21.8
Assumed London
Case reserves	1.5	2.3	3.3
ULAE	—	—	—
IBNR	1.5	0.6	1.4
Total assumed London reserves	3.0	2.9	4.7
Total asbestos reserves	46.8	48.6	41.9
Environmental reserves	8.0	7.3	6.5
Risk management reserves	197.0	219.6	236.9
Run-off reinsurance reserves	1.6	1.8	1.9
Other run-off lines	12.2	4.6	3.7
Total loss reserves - Run-off Lines	$265.6	$281.9	$290.9
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

The following table represents a reconciliation of the number of asbestos and environmental claims outstanding:

	For the Years Ended December 31,
	2018	2017	2016
Open claims, beginning of the year	846	964	1,111
Claims closed during the year	145	204	280
Claims opened during the year	50	86	133
Open claims, end of the year	751	846	964
The following table represents gross payments on asbestos and environmental claims:

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Gross payments on closed claims	$6.1	$5.0	$8.6
Gross payments on open claims	3.4	0.3	5.5
Total gross payments	$9.5	$5.3	$14.1
Because of the types of coverage within the Run-off Lines of business still being serviced by Argonaut Insurance Company, a significant amount of subjectivity and uncertainty exists in establishing the reserves for losses and loss adjustment expenses. Factors that increase these uncertainties are: (1) lack of historical data, (2) inapplicability of standard actuarial projection techniques, (3) uncertainties regarding ultimate claim costs, (4) coverage interpretations and (5) the judicial, statutory and regulatory environments under which these claims may ultimately be resolved. Significant uncertainty remains as to our ultimate liability due to the potentially long waiting period between exposure and emergence of any bodily injury or property damage and the resulting potential for involvement of multiple policy periods for individual claims. Due to these uncertainties, the current trends may not be indicative of future results. Although we have determined and recorded our best estimate of the reserves for losses and loss adjustment expenses for Run-off Lines, current judicial and legislative decisions continue to broaden liability, expand the scope of coverage and increase the severity of claims payments. As a result of these and other recent developments, the uncertainties inherent in estimating ultimate loss reserves are heightened, further complicating the already complex process of determining loss reserves. The industry as a whole is involved in extensive litigation over coverages and liability issues continue to make it difficult to quantify these exposures.
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the Run-off Lines segment consists primarily of administrative expenses. Underwriting expense for the year ended December 31, 2018 was favorably impacted by decreased overhead expenses. Underwriting expense for the year ended December 31, 2017 was unfavorably impacted by increased overhead expenses and policyholder dividends Underwriting expense for the year ended December 31, 2016 was favorably impacted by reduced policyholder dividends and outside services fees, as well as a reduction in bad debt expenses due to the collection of a premiums receivable balance that was previously written off.
Liquidity and Capital Resources
Our insurance and reinsurance subsidiaries require liquidity and adequate capital to meet ongoing obligations to policyholders and claimants and fund operating expenses. During the year ended December 31, 2018, cash flow provided by operations was $301.3 million. Based on current premium volumes and other measures of capital deployed in our business, we determined we had excess capital and, therefore, returned capital to our shareholders through the share buy-back program and through dividend payments to our shareholders. We believe our liquidity generated from operations and, if required, from our investment portfolio, will be sufficient to meet our obligations for the foreseeable future. We believe we have access to various sources of liquidity including cash, investments and the ability to borrow under our revolving credit facility.
Cash Flows
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

Cash provided by operating activities can fluctuate due to timing difference in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the years ended December 31, 2018, 2017 and 2016, cash provided by operating activities was $301.3 million, $165.0 million and $182.0 million, respectively. The increase in cash flows provided by operating activities in 2018 compared to 2017 and in 2017 compared to 2016 was driven by the timing of reinsurance recoveries and premium cash receipts in the respective periods. In 2018, we received cash from certain third parties in advance of certain large claim settlements related to the third quarter 2017 hurricanes. This transaction is included in the line item "Other, net" in the operating activities section of our Consolidated Statements of Cash Flows.
For the years ended December 31, 2018, 2017 and 2016, net cash used in investing activities was $268.3 million, $121.3 million and $145.1million, respectively. Included in cash used in investing activities in 2017 was the $235.3 million cash outflow related to the purchase of Maybrooke, net of $130.1 million of cash acquired. The increase in cash used in investing from 2016 to 2018 was mainly the result of the increase in cash used to purchase short-term investments, decrease in the proceeds from sale and maturities of fixed maturity securities, partially offset by a decrease in cash used to purchase equity investments. The decrease in cash flows used in investing activities from 2016 to 2017 was mainly the result of maturities and sales of fixed maturity investments and equity securities, partially offset by an increase in cash used to purchase fixed maturities and short-term investments. As of December 31, 2018, 2017 and 2016, $482.3 million, $368.5 million, and $405.5 million, respectively, of the investment portfolio were invested in short-term investments.
For the years ended December 31, 2018, 2017 and 2016, net cash (used in) provided by financing activities was ($67.6) million, $48.0 million, and ($72.7) million, respectively. During 2018, 2017 and 2016, we repurchased approximately 0.5 million, 0.8 million and 0.8 million shares, respectively, of our common shares for a total cost of $31.7 million, $45.2 million and $47.1 million, respectively. We paid dividends to our shareholders totaling $37.5 million, $33.2 million and $26.6 million during the years ended December 31, 2018, 2017 and 2016, respectively.
We invest excess cash in a variety of investment securities. As of December 31, 2018, our investment portfolio consisted of 72.3% fixed maturities, 7.4% equity securities, 10.2% other investments 10.1% short-term investments (based on fair value) compared to 70.5% fixed maturities, 10.3% equity securities, 11.4% other investments and 7.8% short-term investments as of December 31, 2017. We classify the majority of our investment portfolio as available-for-sale; resulting in these investments being reported at fair market value with unrealized gains and losses, net of tax, being reported as a component of shareholders’ equity. At December 31, 2018, no investments were designated as trading. No issuer (excluding United States Government and United States Governmental agencies) of fixed maturity or equity securities represents more than 5.0% of shareholders’ equity at December 31, 2018.
Reinsurance and Collateral Held by Argo
We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position. Increases in the costs of this program, or the failure of our reinsurers to meet their obligations in a timely fashion, may have a negative impact on liquidity.
Under certain insurance programs (i.e., large deductible programs and surety bonds) and various reinsurance agreements, collateral and LOCs are held for our benefit to secure performance of insureds and reinsurers in meeting their obligations. At December 31, 2018, the amount of such collateral and LOCs held under insurance and reinsurance agreements was $754.7 million and $944.0 million, respectively. Collateral can also be provided in the form of trust accounts. As we are the beneficiary of these trust accounts only to secure future performance, these amounts are not reflected in our Consolidated Balance Sheets. Collateral provided by an insured or reinsurer may exceed or fall below the amount of their total outstanding obligation.
LOCs have been filed with Lloyd’s by trade capital providers as part of the terms of whole account quota share reinsurance contracts entered into by the trade capital providers. In the event such LOCs are funded, the outstanding balance would be the responsibility of the trade capital providers.
Holding company and Intercompany Dividends
Argo Group and its other holding company subsidiaries are dependent on dividends and other permitted payments from their insurance and reinsurance subsidiaries in order to pay cash dividends to their shareholders, for debt service and for their operating expenses. The ability of our insurance and reinsurance subsidiaries to pay dividends to us is subject to certain restrictions imposed by the jurisdictions of domicile that regulate our immediate insurance and reinsurance subsidiaries and each jurisdiction has calculations for the amount of dividends that an insurance and reinsurance company can pay without the approval of the insurance regulator.
In addition, our ability to receive dividends from our downstream subsidiaries is subject to the ability of each parent corporation within the corporate ownership structure to receive dividends from its respective subsidiary(ies) based upon the subsidiary’s domiciliary regulations. Argo Re is the primary direct subsidiary of Argo Group and is subject to Bermuda insurance laws. As part of the Maybrooke liquidation, Ariel Reinsurance, Ltd. was merged into Argo Re, Ltd effective December 31, 2017. Argo Ireland is indirectly owned by Argo Re and is a mid-level holding company subject to Irish laws, and its primary subsidiary is Argo Group U.S., Inc. Argo Group U.S., Inc. is a mid-level holding company subject to Delaware laws. Argo Group U.S., Inc. is the parent of all of our U.S. insurance subsidiaries.
The payment of dividends by Argo Re is limited under Bermuda insurance laws which require Argo Re to maintain certain measures of solvency and liquidity. As of December 31, 2018, the unaudited statutory capital and surplus of Argo Re was $1,451.3 million, and the amount required to be maintained was $320.4 million, thereby allowing Argo Re the potential to pay dividends or capital distributions within the parameters of the solvency and liquidity margins. We believe that the dividend and capital distribution capacity of Argo Re will provide us with sufficient liquidity to meet the operating and debt service commitments, as well as other obligations.
In December 2018, Argo Re paid a cash dividend of $36.5 million to Argo Group which was used to repay intercompany balances related primarily to dividend payments, interest payments and other corporate expenses.
In December 2018, Argo Group U.S. received an ordinary dividend in the amount of $20.0 million in cash from Rockwood.
During 2019, Argo Group U.S., Inc. may be permitted to receive dividends from its subsidiaries as follows: Argonaut Insurance Company – $89.6 million and Rockwood – $12.6 million. Business and regulatory considerations may impact the amount of dividends actually paid and prior approval of dividend payments may be required.
Acquisitions
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
Debt and Letter of Credit ("LOC") Facilities
Revolving Credit Facility and Term Loan. On November 2, 2018, each of Argo Group, Argo Group U.S., Inc., Argo International Holdings Limited, and Argo Underwriting Agency Limited (the “Borrowers”) entered into a anew $325 million credit agreement (the "New Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent. The New Credit Agreement replaced the prior $325 million Credit Agreement (the "Prior Agreement"), dated as of March 3, 2017. In connection with the consummation of the New Credit Agreement, Argo Group International Holdings, Ltd. borrowed $125 million as a term loan due on November 2, 2021, which amount was used on November 2, 2018 to pay off in its entirety the $125 million of borrowings previously outstanding under the Prior Agreement. In addition, the New Credit Agreement provides for a $200 million revolving credit facility, and the commitments thereunder shall expire on November 2, 2023 unless extended in accordance with the terms of the New Credit Agreement. At December 31, 2018, the $125.0 million drawn on this term loan remained outstanding. The term loan bears interest based on a variable rate, which resets and is payable based on reset options we select pursuant to the terms of the Credit Agreement. As of December 31, 2018, the interest rate on this debt was equal to the three-month LIBOR (2.61% at December 31, 2018) plus 125 basis points, or 3.86%.
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
Included in the New Credit Agreement is a provision that allows up to $200.0 million of the revolving credit facility to be used for letters of credit (“LOCs”), subject to availability. As of December 31, 2018, there were no borrowings outstanding and $0.5 million in LOCs against the revolving credit facility.
Senior Notes. In September 2012, Argo Group (the “Parent Guarantor”), through its subsidiary Argo Group U.S. (the “Subsidiary Issuer”), issued $143,750,000 aggregate principal amount of the Subsidiary Issuer’s 6.5% Senior Notes due September 15, 2042 (the “Notes”). The Notes are unsecured and unsubordinated obligations of the Subsidiary Issuer and rank equally in right of payment with all of the Subsidiary Issuer’s other unsecured and unsubordinated debt. The Notes are guaranteed on a full and unconditional senior unsecured basis by the Parent Guarantor. The Notes may be redeemed, for cash, in whole or in part, on or after September 15, 2017, at the Subsidiary Issuer’s option, at any time and from time to time, prior to maturity at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date.
Floating Rate Loan Stock. We assumed debt through the acquisition of Syndicate 1200. These notes are unsecured. All are redeemable subject to certain terms and conditions at a price up to 100% of the principal plus accrued and unpaid interest. Interest on the U.S. Dollar and Euro notes is due semiannually and quarterly, respectively. A summary of the notes outstanding at December 31, 2018 is presented below:

(in millions)
Currency	Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2018	Amount
U.S. Dollar	12/8/2004	11/15/2034	6 month LIBOR + 4.2%	6.72%	$6.5
U.S. Dollar	10/31/2006	1/15/2036	6 month LIBOR + 4.0%	6.52%	10.0
Total U.S. Dollar notes					16.5
Euro	9/6/2005	8/22/2035	3 month LIBOR + 4.0%	3.68%	13.8
Euro	10/31/2006	11/24/2036	3 month LIBOR + 4.0%	3.68%	12.0
Euro	6/8/2007	9/15/2037	3 month LIBOR + 3.9%	3.59%	15.5
Total Euro notes					41.3
Total notes outstanding					$57.8
Trust Preferred Securities. Through a series of trusts, that are wholly-owned subsidiaries (non-consolidated), we issued trust preferred securities. The interest on the underlying debentures is variable with the rates being reset quarterly and subject to certain interest rate ceilings. Interest payments are payable quarterly. The debentures are all unsecured and are subordinated to other indebtedness. All are redeemable subject to certain terms and conditions at a price equal to 100% of the principal plus accrued and unpaid interest.
A summary of our outstanding junior subordinated debentures at December 31, 2018 is presented below:

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at December 31, 2018	Amount
Argo Group
5/15/2003	PXRE Capital Statutory Trust II	5/15/2033	3M LIBOR + 4.10%	6.72%	$18.1
11/6/2003	PXRE Capital Trust VI	9/30/2033	3M LIBOR + 3.90%	6.70%	10.3
Argo Group US
5/15/2003	Argonaut Group Statutory Trust I	5/15/2033	3M LIBOR + 4.10%	6.72%	15.5
12/16/2003	Argonaut Group Statutory Trust III	1/8/2034	3M LIBOR + 4.10%	6.54%	12.3
4/29/2004	Argonaut Group Statutory Trust IV	4/29/2034	3M LIBOR + 3.85%	6.47%	13.4
5/26/2004	Argonaut Group Statutory Trust V	5/24/2034	3M LIBOR + 3.85%	6.54%	12.3
5/12/2004	Argonaut Group Statutory Trust VI	5/12/2034	3M LIBOR + 3.80%	6.59%	13.4
9/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M LIBOR + 3.60%	6.39%	15.5
9/22/2004	Argonaut Group Statutory Trust VIII	9/22/2034	3M LIBOR + 3.55%	6.37%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M LIBOR + 3.60%	6.39%	15.5
9/14/2005	Argonaut Group Statutory Trust X	9/15/2035	3M LIBOR + 3.40%	6.19%	30.9
	Total Outstanding				$172.7
Subordinated Debentures. Unsecured junior subordinated debentures with a principal balance of $91.8 million were assumed through the acquisition of Maybrooke (“the Maybrooke debt”). As part of the liquidation of the Maybrooke holding company and the organizational restructuring of its former subsidiary companies, the acquired debt was ultimately assigned to Argo Re and is carried on our consolidated balance sheet at $84.3 million, which represents the debt’s fair value at the date of acquisition plus accumulated accretion of discount to par value, as required by accounting for business combinations under ASC 805. At December 31, 2018, the Maybrooke debt was eligible for redemption at par. Interest accrues on the Maybrooke debt based on a variable rate, which is reset quarterly. Interest payments are payable quarterly. A summary of the terms of the Maybrooke debt outstanding at December 31, 2018 is presented below:

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2018	Principal at December 31, 2018	Carrying Value at December 31, 2018
9/15/2007	9/15/2037	3 month LIBOR + 3.15%	5.94%	$91.8	$84.3

Letter of Credit Facilities. Argo Re may be required to secure its obligations under various reinsurance contracts in certain circumstances. In order satisfy these requirements, Argo Re has entered into two secured, bilateral committed letter of credit (“LOC”) facilities with commercial banks and generally uses these facilities to issue LOCs in support of non-admitted reinsurance obligations in the U.S. and other jurisdictions. These facilities have a term of one year and include customary conditions and event of default provisions. The availability of letters of credit under these secured facilities are subject to a borrowing base requirement, determined on the basis of specified percentages of the market value of eligible categories of securities pledged to the lender. On December 31, 2018 these committed letter of credit facilities totaled $210 million.
In addition to the bilateral, secured letters of credit facilities described above, Argo Re can use other forms of collateral to secure these reinsurance obligations including trust accounts, cash deposits, LOCs issued by commercial banks on an uncommitted basis and the Credit Agreement.
On December 31, 2018, LOCs totaling $99.7 million were outstanding, of which $80.7 million were issued against the secured bilateral LOC facilities and $19.0 million were issued by a commercial bank on an uncommitted basis. Collateral with a market value of $120.9 million was pledged to these banks as security against these LOCs.
In November 2018, Argo Group executed an LOC facility with a commercial bank to issue LOCs in favor of Lloyd’s to support its Funds at Lloyd's ("FAL") requirements. This facility has a term of one year, is unsecured, and includes customary conditions and event of default provisions. During 2018, an LOC in the amount of £23.3 million was issued in favor of Lloyd’s, which allowed the company to reduce its other collateral pledged to Lloyd’s by a comparable amount.

Preferred Stock. Throughout 2018, 2017 and 2016, we had no preferred shares outstanding.
Argo Common Shares and Dividends
For the year ended December 31, 2018, our Board of Directors declared quarterly dividends in the aggregate amount of $1.08 per share. Cash dividends paid for the year ended December 31, 2018 totaled $37.5 million.
On February 20, 2019, our Board of Directors declared a quarterly cash dividend in the amount of $0.31 on each share of common stock outstanding. The dividend will be paid on March 15, 2019 to our shareholders of record on March 1, 2019.
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
On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous repurchase authorizations. As of December 31, 2018, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
Transactions with Related Parties
The discussion of transactions with related parties is included in Note 22, “Transactions with Related Parties” in the Notes to the Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Data” beginning on page F-1.
Off-Balance Sheet Arrangements
We have committed to invest up to a total of $454.8 million in a series of hedge funds, private equity and long only funds, of which $334.2 million was funded and included in Other invested assets in our consolidated balance sheet. As of December 31, 2018, we have a remaining obligation to the private equity partnerships to invest up to an additional $120.5 million, which can be called at any time. We have not recorded this commitment in our consolidated financial statements. The investment will be recorded at such time as the capital partnership requires the additional investment. Additionally, we have not recorded the liabilities for our operating leases in our consolidated financial statements.
Other than as described in the immediately preceding paragraph, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K at December 31, 2018.
Contractual Obligations
Our estimated contractual obligations and commitments as of December 31, 2018 were as follows:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Thereafter
Long-term debt:
Junior subordinated debentures (1)	$448.6	$16.6	$33.3	$33.3	$365.4
Senior unsecured fixed rate notes (2)	365.6	9.3	18.7	18.7	318.9
Floating rate loan stock (3)	102.5	2.6	5.2	5.2	89.5
Term Loan (4)	134.6	5.6	129.0	—	—
Note payable	0.6	0.6	—	—	—
Operating leases	161.9	18.7	36.1	27.1	80.0
Purchase obligations (5)	40.5	14.4	26.1	—	—
Other long-term liabilities:
Claim payments (6)	4,654.6	1,614.7	1,636.3	678.2	725.4
Multi-year reinsurance contract (7)	53.0	26.5	26.5	—	—
Partnership commitments (8)	120.5	120.5	—	—	—
Total contractual obligations	$6,082.4	$1,829.5	$1,911.2	$762.5	$1,579.2
(1) Interest only on Junior Subordinated Debentures through 2037. Interest calculated based on the rate in effect at December 31, 2018. Principal due beginning May 2033.
(2) Interest only on Senior Unsecured Fixed Rate Notes through 2042. Interest calculated based on the rate in effect at December 31, 2018. Principal due September 2042.
(3) Interest only on Floating Rate Loan Stock through 2034. Interest calculated based on the rate in effect at December 31, 2018. Principal due beginning November 2034.
(4) Interest only on Term Loan through 2021. Interest calculated based on the rate in effect at December 31, 2018. Principal due November 2021.
(5) Purchase obligations consist primarily of software, hardware and equipment servicing and software licensing fees.
(6) Claim payments do not have a contractual maturity; exact timing of claim payments cannot be predicted with certainty. The above table estimates timing of claim payments based on historical payment patterns and excludes the benefits of reinsurance recoveries.
(7) Multi-year contract’s base terms, as reflected in the above table, include premium per annum of $26.5 million during the coverage period of January 1, 2017 to December 31, 2020.
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
Following is a summary of gross and net loss reserves we recorded by line of business:

	December 31, 2018		December 31, 2017
(in millions)	Gross	Net	Gross	Net
General liability	$1,970.6	$1,306.0	$1,681.0	$1,142.1
Workers compensation	581.9	309.3	566.9	308.7
Syndicate property	435.3	95.4	194.4	104.2
Syndicate liability	356.3	195.6	329.5	196.4
Reinsurance - nonproportional assumed property	270.1	57.7	167.9	80.7
Commercial multi-peril	225.1	172.2	237.0	147.5
Special property	171.4	(3.6)	411.8	80.9
Syndicate marine & energy	164.3	81.2	152.7	99.5
Commercial auto liability	119.4	103.9	113.2	99.9
Fidelity/Surety	85.1	56.9	58.8	44.1
Syndicate aerospace	63.0	34.9	11.1	6.4
All other lines	212.1	153.4	276.7	177.6
Total reserves	$4,654.6	$2,562.9	$4,201.0	$2,488.0
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
Workers compensation is also a long-tail line of business, and is reserved for in keeping with other long-tailed business. However, a portion of the outstanding reserves correspond to scheduled indemnity payments and are not subject to extreme volatility. The portion of reserves that is not scheduled or annuitized is subject to potentially large variations in ultimate loss cost due to the uncertainty of medical cost inflation. Sources of medical cost inflation include increased use, new and more expensive medical testing procedures and prescription drugs costs.
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
Each business segment is analyzed individually, with development characteristics for each short-tail and long-tail line of business identified and applied accordingly.  In comparing loss reserve methods and assumptions used at December 31, 2018 as compared with methods and assumptions used at December 31, 2017, management has not changed or adjusted methodologies or assumptions in any significant manner.
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
Recorded gross reserves for general liability were $1,970.6 million, with approximately 3% of that amount related to run-off asbestos and environmental exposures as of December 31, 2018. For general liability losses relating to ongoing operations, reported loss development patterns are a key assumption for this line of business. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g., construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. We have reviewed the historical variation in reported loss development patterns for general liability losses deriving from continuing operations. If the reported loss development patterns change by 10%, a change that we have experienced in the past and that management considers possible, the estimated net reserve could change by $85.0 million, in either direction.
Similar to general liability, commercial multiple peril reserves are affected by reported loss development pattern assumptions.  Recorded gross reserves for commercial multiple peril business were $225.1 million as of December 31, 2018. If the development patterns underlying our net reserves for this line of business change by 10%, the estimated net reserve could change by $10.0 million, in either direction.
Recorded gross reserves for workers compensation were $581.9 million as of December 31, 2018. The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation.  Loss development patterns are dependent on medical cost inflation. Approximately 55% of the workers compensation net reserves are related to future medical costs. A review of National Council on Compensation Insurance data suggests that the annual growth in industry medical claim costs has varied from -2% to +13% since 1991. Across the entire reserve base, a 1% change in calendar year medical inflation could change the estimated net reserve by $15.0 million, in either direction.
Recorded gross reserves for commercial auto liability were $119.4 million as of December 31, 2018. A key assumption for commercial lines auto liability is the annual loss cost trend, particularly the severity trend component of loss costs. A 3% change in assumed annual severity is within the range of our historical experience and which management considers possible. A 3% change in assumed annual severity could change the estimated net reserve by $15.0 million, in either direction.
Recorded gross reserves for our Lloyd’s Syndicate 1200 business were $825.6 million as of December 31, 2018. Estimation of our international liability reserves are subject to late emergence and mix shifts between smaller, more routine claims and larger, more complex claims.  Our international property reserves are analyzed by the characteristics of the underlying exposures. Property loss reserves are characterized by relatively short periods between occurrence, reporting, determination of coverage and ultimate claims settlement.  These property loss reserves tend to be the most predictable. Catastrophic loss reserves tend to exhibit more volatility due to the nature of the underlying loss event which may cause delays and complexity in estimating ultimate loss exposure.
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
Loss Reserve Estimation Variability
After reviewing the output from various loss reserving methodologies, we select our best estimate of reserves. We believe that the aggregate loss reserves at December 31, 2018 were adequate to cover claims for losses that have occurred, including both known claims and claims yet to be reported. As of December 31, 2018, we recorded gross loss reserves of $4,654.6 million and loss reserves net of reinsurance of $2,562.9 million. Although our financial reports reflect our best estimate of reserves, it is unlikely that the final amount paid will exactly equal our best estimate. In order to provide an indication of the variability in loss reserve estimates, we develop reserve ranges by evaluating the variability implied by the results of the various methods and impact of changing the assumptions and factors used in the loss reserving process.
We estimate our range of reserves, net of reinsurance, at approximately $2,365.0 million to $2,845.0 million as of December 31, 2018. In determining this range, we evaluated the variability of the loss reserves for each of our major operating segments, comprising both ongoing operations and run-off businesses. Our estimated range does not make a specific provision for sources of unknown or unanticipated correlated events such as potential sources of liability not anticipated at the time coverage was afforded, such as asbestos.  These events in combination with other events which may not be contemplated by management in developing our range may cause reserves to develop either more or less favorably than indicated by assumptions that we consider reasonable.  This means that the range of reserve values does not represent the range of all possible favorable or unfavorable reserve outcomes, and actual ultimate paid losses may fall outside this range. No one risk factor has been isolated for the purpose of performing a sensitivity or variability analysis on that particular risk factor.
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
Valuation of Investments
Our investments in fixed maturities and stocks are classified as available-for-sale and reported at fair value under GAAP. Changes in the fair value of investments classified as available-for-sale are not recognized in income during the period, but rather are recognized as a separate component of shareholders’ equity until realized. Fair values of these investments are estimated using prices obtained from third-party pricing services, where available. For securities where we are unable to obtain fair values from a pricing service or broker, fair values are estimated using information obtained from investment advisors. Management performed several processes to ascertain the reasonableness of investment values included in our consolidated financial statements at December 31, 2018, including i) obtaining and reviewing internal control reports for our accounting service providers that obtain fair values from third-party pricing services, ii) discussing with our investment managers their process for reviewing and validating pricing obtained from outside services and obtained values for all securities from our investment managers and iii) comparing the security pricing received from the investment managers with the prices used in our consolidated financial statements and obtained additional information for variances that exceeded a certain threshold. As of December 31, 2018, investments classified as available-for-sale for which we did not receive a fair value from a pricing service or broker accounted for less than 1% of our investment portfolio. The actual value at which such securities could be sold or settled with a willing buyer or seller may differ from such estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller. Our investments in hedge and private equity funds and other private equity direct investments are accounted for under the equity method of accounting, with changes in the value of investments recognized in net investment income during the period. We have one available-for-sale private equity investment with changes in the value of investment recognized as a separate component of shareholders’ equity. We also have three small private equity investments accounted for at cost.
We regularly monitor the difference between the estimated fair values of our investments and their cost or book values to identify underperforming investments and whether declines in value are temporary in nature or “other-than-temporary.” If a decline in the value of a particular investment is believed to be temporary, the decline is recorded as an unrealized loss, net of tax, in other comprehensive income as a separate component of shareholders’ equity. If the decline is believed to be “other-than-temporary,” the carrying value of the investment is written down and recorded as a realized loss in our Consolidated Statements of Income. We evaluate our investments for impairment. For fixed maturities securities, the evaluation for a credit loss is generally based on the present value of expected cash flows of the security as compared to the amortized book value. For mortgage-backed securities, frequency and severity inputs are used in projecting future cash flows of the securities. Loss frequency is measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. Loss severity includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. Effective January 1, 2018, the Company adopted ASU 2016-1. As a result, all changes in the fair value of equity securities, whether temporary or other-than-temporary, are recognized in net realized investment (losses) gains in the Consolidated Statement of Income. For the years ended December 31, 2018, 2017 and 2016, we recorded $7.6 million, $2.5 million and $10.2 million, respectively, of realized losses due to the recognition of other-than-temporary impairments.
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of Argo Group’s United States, Brazil, Ireland, Italy, Switzerland, Belgium, Malta and United Kingdom subsidiaries’ assets and liabilities. Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards. The deferred tax assets and liabilities are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The components of our deferred tax asset are temporary differences primarily attributable to loss reserve discounting and unearned premium reserves. Our deferred tax liabilities resulted primarily from unrealized gains in the investment portfolio, deferred acquisition costs and depreciable fixed assets.
The evaluation of the recoverability of our gross deferred tax asset and the need for a valuation allowance requires us to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the net deferred tax asset will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed.  At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized.  The valuation allowance is based on all available information including projections of future taxable income from each tax-paying component in each tax jurisdiction, principally derived from business plans and available tax planning strategies. If our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, an additional valuation allowance could become necessary, which could have a material adverse effect on our financial condition and results of operations.
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
At December 31, 2018, we had goodwill of $177.0 million assigned to the following reporting units: U.S. Operations – $123.5 million, and International Operations – $53.5 million. Additionally, at December 31, 2018, we had other intangible assets totaling $96.8 million, including indefinite-lived intangible assets of $89.0 million relating to our Lloyd’s Syndicates 1200 and 1910, including $28.5 million recognized as part of the Maybrooke acquisition. Due to the nature of our Lloyd’s Syndicates’ business, for purposes of the annual impairment evaluation, we have aggregated the fair values between the indefinite-lived intangible asset and goodwill.
For the years ended December 31, 2018, 2017 and 2016, all of our reporting units passed the impairment test. As noted above, we have elected to make the first day of the fourth quarter the annual impairment assessment date for goodwill and other indefinite-lived intangible assets. An impairment analysis subsequent to this date has not been performed as we believe that no additional indicators of impairment have arisen, such as significant additional pricing competition, unexpected significant declines in operating results, divestiture of a significant component of the business or further significant decline in market capitalization.
We evaluated our definite lived intangibles for indicators of impairment. If indicators of impairment had been identified, we would have been required to test definite lived intangible assets for impairment. As of October 1, 2018, the testing date, no indicators of impairment were identified. Therefore, we were not required to test for impairment. As with the indefinite-lived intangible assets, we will continue to monitor for indicators of impairment and test as required.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We believe we are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk.
Interest Rate Risk
Our primary market risk exposure is the exposure of our fixed maturity investment portfolio to interest rate risk and the changes in interest rates.  Fluctuations in interest rates have a direct impact on the fair value of these securities. As interest rates rise, the fair value of our fixed maturity portfolio falls and the converse is also true. We manage interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates.  The model duration of the assets comprising our fixed maturity investment portfolio was 2.78 years and 2.57 years at December 31, 2018 and 2017, respectively.
Based upon a pricing model, we determine the estimated change in fair value of our fixed maturity and short-term investments assuming immediate parallel shifts in the U.S. Treasury yield curve while keeping spreads between the individual securities and treasuries static. The following tables present the estimated pre-tax impact on the fair value of our fixed maturity and short-term investments resulting from changes of 50 to 100 basis points in market rates at December 31, 2018 and 2017.

December 31, 2018
	-100	-50	Base	50	100
Fair Value (in millions)	$4,048.8	$3,995.8	$3,942.7	$3,842.0	$3,789.5
Gain (Loss) (in millions)	$106.1	$53.1	$—	$(100.7)	$(153.2)

December 31, 2017
	-100	-50	Base	50	100
Fair Value (in millions)	$3,444.5	$3,399.2	$3,337.9	$3,321.4	$3,286.1
Gain (Loss) (in millions)	$106.6	$61.3	$—	$(16.5)	$(51.8)
Credit Risk
We have exposure to credit risk on losses recoverable from reinsurers and receivables from insureds. Our controls to mitigate this risk include limiting our exposure to any one counterparty, evaluating the financial strength of our reinsurers, generally requiring minimum credit ratings and in certain cases receiving collateral from our reinsurers and insureds.
We also have exposure to credit risk in our investment holdings. Our risk management strategy and investment policy attempts to mitigate this risk by primarily investing in debt instruments of high credit quality issuers, limiting credit concentration, monitoring the credit quality of issuers and counterparties and diversifying issuers.  The weighted average rating of our fixed maturity investments was A+ with 85.6% and 88.3% rated investment grade or better (BBB- or higher) at December 31, 2018 and 2017, respectively.
Our portfolio includes alternative investments with a carrying value at December 31, 2018 and 2017 of $489.8 million and $543.6 million (10.2% and 11.5% of total invested assets) respectively.  These assets may invest in both long and short equities, corporate debt securities, currencies, real estate, commodities and derivatives. We attempt to mitigate our risk by selecting managers with extensive experience, proven track records and robust controls and processes.  We also mitigate our risk by diversifying through multiple managers and different types of assets and asset classes.
Equity Price Risk
We hold a diversified portfolio of equity securities with a fair value of $354.5 million and $487.4 million (7.4% and 10.3% of total invested assets) at December 31, 2018 and 2017, respectively.  Our equity securities are exposed to equity price risk which is defined as the potential for loss in fair value due to a decline in equity prices. We believe our diversified portfolio of equity securities among various industries, market segments and company sizes mitigates our exposure to equity price risk.

Foreign Currency Risk
We have exposure to foreign currency risk in our insurance contracts, invested assets and to a lesser extent, a portion of our debt. We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance contracts that are payable in currencies other than the U.S. Dollar with investments that are denominated in such currencies.  We also use foreign exchange forward contracts to mitigate this risk.  We recognized $0.1 million and $16.1 million in losses from movements in foreign currency rates for the years ended December 31, 2018 and 2017, respectively.  We recognized $2.7 million in gains and $8.4 million in losses on our foreign currency forward contracts for the years ended December 31, 2018 and 2017, respectively.
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
There were no changes in the internal control over financial reporting made during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.
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
As of December 31, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (2013 framework). As a result of the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2018, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2018. The report, which expresses unqualified opinions on the effectiveness of our internal control over financial reporting as of December 31, 2018, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm
Report of Ernst & Young LLP

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Argo Group International Holdings, Ltd.

Opinion on Internal Control over Financial Reporting

We have audited Argo Group International Holdings, Ltd. internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Argo Group International Holdings, Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”) of the Company and our report dated February 25, 2019 expressed an unqualified opinion thereon.

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
February 25, 2019

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our executive officers have been appointed by and serve at the pleasure of our Board of Directors.

Board of Directors
Gary V. Woods | President, McCombs Enterprises	Chairman of the Board (1) (3) (4) (5)
Thomas A. Bradley | Retired Chief Financial Officer, Allied World Assurance Company Holding, AG	Director (2)
F. Sedgwick Browne | Retired Counsel, Sidley Austin LLP	Director (2) (5) (6)
Hector De Leon | Chairman, De Leon Washburn & Ward PC	Director (1) (2) (3)
Mural R. Josephson | Retired Chief Financial Officer, Kemper Insurance Companies	Director (2)
Dee Lehane | Retired Managing Partner Global Insurance Industry, Accenture	Director (6)
Kathleen A. Nealon | Retired Group Head of Legal and Compliance, Standard Chartered PLC	Director (6)
John R. Power, Jr. | President, The Patrician Group	Director (2) (3) (5)
Al-Noor Ramji | Group Chief Digital Officer, Prudential PLC	Director (4)
John H. Tonelli | Managing Director and Head of Debt Capital Markets & Syndication, Oppenheimer & Co. Inc.	Director (4) (5) (6)
Mark E. Watson III | Chief Executive Officer, Argo Group International Holdings Ltd.	Director (1) (4) (6)

(1) Member of the Executive Committee of the Board of Directors	(4) Member of the Investment Committee of the Board of Directors

(2) Member of the Audit Committee of the Board of Directors	(5) Member of the Nominating Committee of the Board of Directors

(3) Member of the Human Resources Committee of the Board of Directors	(6) Member of the Risk & Capital Committee
Incorporated herein by reference is the information appearing under the captions “Election of Directors,” “Named Executive Officers,” “Audit Committee,” “Audit Committee Financial Experts,” “Code of Business Ethics and Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed with the SEC relating to our 2019 Annual Meeting of Shareholders.
The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated in this Item 10 by reference.
Item 11. Executive Compensation
Incorporated herein by reference is the information appearing under the captions “Compensation of Executive Officers,” “Non-Employee Director Compensation” and “Human Resources Committee Interlocks and Insider Participation” in our Proxy Statement to be filed with the SEC relating to our 2019 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Equity Based Compensation Plans
In November 2007, our shareholders approved the 2007 Long-Term Incentive Plan, which provided for an aggregate of 4.5 million shares to be available for the issuance of our common shares to executives, non-employee directors and other key employees. In May 2014, our shareholders approved the 2014 Long-Term Incentive Plan which provides an additional 2.8 million shares of our common shares to be available for issuance.

The following table sets forth information as of December 31, 2018 concerning our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding, Options, Warrants and Rights	Weighted-Average Per Share Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by shareholders:
Argo Group International Holdings, Ltd. Long-Term Incentive Plan	1,707,764	$33.88	1,327,370
Argo Group International Holdings, Ltd. Employee Share Purchase Plan			533,020
Equity compensation plans not approved by shareholders	—	$—	—
Total	1,707,764	$33.88	1,860,390
Under the terms of the Long-Term Incentive Plans, only awards that are to be settled in shares are included in the totals above. At December 31, 2018, 58,428 cash-settled stock appreciation rights are issued and outstanding. Additional information relating to our equity compensation plans is included in Note 13, “Share-based Compensation” in the Notes to Consolidated Financial Statements.
Incorporated herein by reference is the information appearing under the caption “Security Ownership of Principal Stockholders and Management” in our Proxy Statement to be filed with the SEC relating to our 2019 Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions and Director Independence
Incorporated herein by reference is the information appearing under the captions “Human Resources Committee Interlocks and Insider Participation,” “Related Persons Transactions” and “Director Independence” in our Proxy Statement to be filed with the SEC relating to our 2019 Annual Meeting of Shareholders.
Item 14. Principal Accounting Fees and Services
Incorporated herein by reference is the information appearing under the caption “Relationship with Independent Auditors” in our Proxy Statement to be filed with the SEC relating to our 2019 Annual Meeting of Shareholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements
Selected Financial Data
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 31, 2018 and 2017
Consolidated Statements of Income
For the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements

(a)	2. Financial Statement Schedules
Schedule II—Condensed Financial Information of Registrant
December 31, 2018 and 2017
Schedule III—Supplemental Insurance Information
For the Years Ended December 31, 2018, 2017 and 2016
Schedule V—Valuation and Qualifying Accounts
For the Years Ended December 31, 2018, 2017 and 2016
Schedule VI—Supplemental Information for Property-Casualty Insurance Companies
For the Years Ended December 31, 2018, 2017 and 2016
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

4.2	Junior Subordinated Debentures (1)

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

10.2
Argo Group International Holdings, Ltd. Employee Share Purchase Plan, amended and restated effective as of May 3, 2016 (incorporated by reference to Exhibit 10.1 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.3
Argo Group International Holdings, Ltd. 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to Argo Group’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 10, 2007).*

10.4
Argonaut Group, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Argo Group’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 29, 2007).*

10.5
Argonaut Group, Inc. Retirement Plan (incorporated by reference to Exhibit 10.2 to Argonaut Group, Inc.’s Form 10 Registration Statement dated September 3, 1986, filed with the Securities and Exchange Commission on September 4, 1986).* (P)

(1) Argo Group and its subsidiary, Argo Group U.S., Inc., have several series of outstanding junior subordinated debentures as described in the footnotes to our consolidated financial statements filed with our Annual Report on Form 10-K.  We will provide the SEC with copies of the instruments governing such junior subordinated debentures upon the SEC’s request in accordance with Regulation S-K Item 601(b)(4)(iii)(A).

Exhibit Number	Description

10.6	401(k) Retirement Savings Plan (incorporated by reference to the Exhibit 10.4 to Argonaut Group, Inc.’s Form 10-K filed with the Securities and Exchange Commission on February 28, 1989).* (P)

10.7
Argonaut Group, Inc. Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 99.2 to Argo Group’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 29, 2007).*

10.8
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

10.8A
$325,000,000 Credit Agreement, dated as of November 2, 2018, among Argo Group International Holdings, Ltd., Argo Group US, Inc., Argo International Holdings Limited and Argo Underwriting Agency Limited, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, N.A. and Bank of America, N.A., as co-syndication agents, and the other parties thereto (incorporated by reference to Exhibit 10.1 to Argo Group’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2018).

10.9
Executive Employment Agreement, effective as of November 5, 2018, between Argo Group International Holdings, Ltd. and Mark E. Watson III (incorporated by reference to Exhibit 10.2 to Argo Group’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2018.)*

10.10
Executive Employment Agreement, effective February 19, 2015, between Argo Group and Jay S. Bullock (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2015).*

10.11
Employment Contract, dated May 12, 2014, between Argo Group International Holdings, Ltd. and Axel Schmidt (incorporated by reference to Exhibit 10.11 to Argo Group’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015).*

10.12	Compensation Clawback Policy (incorporated by reference to Exhibit 10.1 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).*

10.13
Executive Employment Agreement, effective as of March 1, 2013, between Argo Group US, Inc. and Kevin J. Rehnberg (incorporated by reference to Exhibit 10.19 to Argo Group’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014.)*

10.13A
Executive Employment Agreement, effective as of January 1, 2019, between Argo Group US, Inc. and Kevin J. Rehnberg (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019.)*

10.14
Argo Group International Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Appendix I to Argo Group’s Proxy Statement for the 2014 Annual General Meeting of Shareholders filed with the Securities and Exchange Commission on March 7, 2014).*

10.15	Form of Cash-Settled Share Appreciation Rights Agreement (incorporated by reference to Exhibit 10.2 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*

10.16	Form of Stock-Settled Share Appreciation Right Agreement (incorporated by reference to Exhibit 10.3 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*

Exhibit Number	Description
10.17	Form of Restricted Share Agreement (incorporated by reference to Exhibit 10.4 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*

10.18	Form of Restricted Share Unit Grant Agreement (incorporated by reference to Exhibit 10.5 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*

10.19	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.2 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).*

10.20
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
Date: February 25, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark E. Watson III	President, Chief Executive Officer and Director (principal executive officer)	February 25, 2019
Mark E. Watson III

/s/ Jay S. Bullock	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 25, 2019
Jay S. Bullock

/s/ Gary V. Woods	Director	February 25, 2019
Gary V. Woods

/s/ Thomas A. Bradley	Director	February 25, 2019
Thomas A. Bradley

/s/ F. Sedgwick Browne	Director	February 25, 2019
F. Sedgwick Browne

/s/ Hector De Leon	Director	February 25, 2019
Hector De Leon

/s/ Dee Lehane	Director	February 25, 2019
Dee Lehane

/s/ Mural R. Josephson	Director	February 25, 2019
Mural R. Josephson

/s/ Kathleen A. Nealon	Director	February 25, 2019
Kathleen A. Nealon

/s/ John R. Power, Jr.	Director	February 25, 2019
John R. Power, Jr.

/s/ Al-Noor Ramji	Director	February 25, 2019
Al-Noor Ramji

/s/ John H. Tonelli	Director	February 25, 2019
John H. Tonelli

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Argo Group International Holdings, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Argo Group International Holdings, Ltd. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2019 expressed an unqualified opinion thereon.

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

Adoption of ASU No. 2016-01

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for equity investments in 2018 due to the adoption of ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

San Antonio, Texas
February 25, 2019

CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares and per share amounts)

	December 31, 2018	December 31, 2017
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost: 2018 - $3,529.1; 2017 - $3,320.6)	$3,460.4	$3,343.4
Equity securities, at fair value (cost: 2018 - $310.6; 2017 - $338.2)	354.5	487.4
Other investments (cost: 2018 - $482.0; 2017 - $534.1)	489.8	543.6
Short-term investments, at fair value (cost: 2018 - $482.3; 2017 - $368.5)	482.3	368.5
Total investments	4,787.0	4,742.9
Cash	139.2	176.6
Accrued investment income	27.2	23.5
Premiums receivable	649.9	598.6
Reinsurance recoverables	2,688.3	2,093.3
Goodwill	177.0	161.4
Intangible assets, net of accumulated amortization	93.5	96.8
Current income taxes receivable, net	8.2	1.4
Deferred acquisition costs, net	167.3	160.4
Ceded unearned premiums	457.7	399.5
Other assets	362.9	309.6
Total assets	$9,558.2	$8,764.0
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$4,654.6	$4,201.0
Unearned premiums	1,300.9	1,207.7
Accrued underwriting expenses	141.4	115.3
Ceded reinsurance payable, net	970.5	734.0
Funds held	37.2	42.7
Senior unsecured fixed rate notes	139.8	139.6
Other indebtedness	183.4	184.5
Junior subordinated debentures	257.0	256.6
Deferred tax liabilities, net	6.2	31.3
Other liabilities	120.5	31.6
Total liabilities	7,811.5	6,944.3
Commitments and contingencies (Note 17)
Shareholders' equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 45,276,999 and 40,385,309 shares issued at December 31, 2018 and December 31, 2017, respectively	45.3	40.4
Additional paid-in capital	1,372.0	1,129.1
Treasury shares (11,315,889 and 10,785,007 shares at December 31, 2018 and December 31, 2017, respectively)	(455.1)	(423.4)
Retained earnings	862.6	977.0
Accumulated other comprehensive (loss) income, net of taxes	(78.1)	96.6
Total shareholders' equity	1,746.7	1,819.7
Total liabilities and shareholders' equity	$9,558.2	$8,764.0

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except number of shares and per share amounts)

	For the Years Ended December 31,
	2018	2017	2016
Premiums and other revenue:
Earned premiums	$1,731.7	$1,572.3	$1,410.8
Net investment income	133.1	140.0	115.1
Fee and other income	9.0	22.5	24.5
Net realized investment gains (losses):
Net realized investment gains	33.1	39.3	26.1
Change in fair value of equity securities	(105.1)	—	—
Net realized investment (losses) gains	(72.0)	39.3	26.1
Total revenue	1,801.8	1,774.1	1,576.5
Expenses:
Losses and loss adjustment expenses	1,040.8	1,050.2	810.1
Underwriting, acquisition and insurance expenses	654.7	635.4	547.0
Interest expense	31.6	27.7	19.6
Fee and other expense	7.1	14.6	22.4
Foreign currency exchange (gains) losses	(0.1)	6.3	(4.5)
Total expenses	1,734.1	1,734.2	1,394.6
Income before income taxes	67.7	39.9	181.9
Income tax provision (benefit)	4.1	(10.4)	35.2
Net income	$63.6	$50.3	$146.7
Net income per common share:
Basic	$1.87	$1.46	$4.23
Diluted	$1.83	$1.42	$4.13
Dividend declared per common share	$1.08	$0.94	$0.75
Weighted average common shares:
Basic	33,922,009	34,457,098	34,691,618
Diluted	34,678,781	35,371,644	35,472,779

	For the Years Ended December 31,
	2018	2017	2016
Net realized investment (losses) gains before other-than-temporary impairment losses	$(64.4)	$41.8	$36.3
Other-than-temporary impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturities	(6.6)	(0.8)	(1.7)
Other-than-temporary impairment losses on equity securities	—	(1.7)	(8.5)
Other-than-temporary impairment losses on other invested assets	(1.0)	—	—
Impairment losses recognized in earnings	(7.6)	(2.5)	(10.2)
Net realized investment (losses) gains	$(72.0)	$39.3	$26.1

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2018	2017	2016
Net income	$63.6	$50.3	$146.7
Other comprehensive income:
Foreign currency translation adjustments	(3.4)	(1.4)	4.0
Defined benefit pension plans:
Net gain (loss) arising during the year	1.2	1.2	(0.3)
Unrealized (losses) gains on securities:
(Losses) gains arising during the year	(93.9)	105.7	58.1
Reclassification adjustment for loss (gains) included in net income	5.4	(41.6)	(23.2)
Other comprehensive (loss) income before tax	(90.7)	63.9	38.6
Income tax provision related to other comprehensive income:
Defined benefit pension plans:
Net gain (loss) arising during the year	0.2	0.4	(0.1)
Unrealized (losses) gains on securities:
(Losses) gains arising during the year	(13.5)	28.0	15.7
Reclassification adjustment for losses (gains) included in net income	0.5	(13.4)	(13.2)
Income tax (benefit) provision related to other comprehensive income	(12.8)	15.0	2.4
Other comprehensive (loss) income, net of tax	(77.9)	48.9	36.2
Comprehensive (loss) income	$(14.3)	$99.2	$182.9

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except number of shares and per share amounts)

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity
Balance, January 1, 2016	$37.1	$964.9	$(331.1)	$985.7	$11.5	$1,668.1
Net income	—	—	—	146.7	—	146.7
Other comprehensive income, net of tax	—	—		—	36.2	36.2
Repurchase of common shares (847,111 at a weighted average price of $55.64)	—	—	(47.1)	—	—	(47.1)
Activity under stock incentive plans	0.2	15.2		—	—	15.4
Retirement of common shares (tax payments on equity compensation)	—	(2.1)	—	—	—	(2.1)
Deferred tax - share-based payments	—	0.7	—	—	—	0.7
Employee stock purchase plan	—	1.4	—	—	—	1.4
10% Stock Dividend	2.7	143.2	—	(145.9)	—	—
Cash dividend declared - common shares ($0.75/share)	—	—	—	(26.6)	—	(26.6)
Balance, December 31, 2016	40.0	1,123.3	(378.2)	959.9	47.7	1,792.7
Net income				50.3		50.3
Other comprehensive income, net of tax	—	—	—	—	48.9	48.9
Repurchase of common shares (756,252 at a weighted average price of $59.76)	—	—	(45.2)	—	—	(45.2)
Activity under stock incentive plans	0.4	12.0	—	—	—	12.4
Retirement of common shares (tax payments on equity compensation)	(0.1)	(8.1)	—	—	—	(8.2)
Employee stock purchase plan	0.1	1.9	—	—	—	2.0
Cash dividend declared - common shares ($0.94/share)	—	—	—	(33.2)	—	(33.2)
Balance, December 31, 2017	40.4	1,129.1	(423.4)	977.0	96.6	1,819.7
Net income	—	—	—	63.6	—	63.6
Other comprehensive loss, net of tax	—		—	—	(77.9)	(77.9)
Repurchase of common shares (530,882 at a weighted average price of $59.83)	—	—	(31.7)	—	—	(31.7)
Activity under stock incentive plans	0.6	15.3	—	—	—	15.9
Retirement of common shares (tax payments on equity compensation)	(0.1)	(7.3)	—	—	—	(7.4)
Employee stock purchase plan	—	2.0	—	—	—	2.0
15% Stock Dividend	4.4	232.9	—	(237.3)	—	—
Cash dividend declared - common shares ($1.08/share)	—	—	—	(37.5)	—	(37.5)
Cumulative effect of adoption of ASU 2016-1, net of taxes	—	—	—	117.5	(117.5)	—
Cumulative effect of adoption of ASU 2018-2, net of taxes	—	—	—	(20.7)	20.7	—
Balance, December 31, 2018	$45.3	$1,372.0	$(455.1)	$862.6	$(78.1)	$1,746.7

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$63.6	$50.3	$146.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	31.9	33.8	35.4
Share-based payments expense	18.3	12.3	19.8
Deferred income tax benefit, net	(12.6)	(17.9)	(1.1)
Net realized investment (loss) gains	72.0	(39.3)	(26.1)
Undistributed earnings from alternative investment portfolio	(19.8)	(49.5)	(23.9)
Loss (gains) on disposals of fixed assets, net	0.3	2.1	(0.1)
Change in:
Accrued investment income	(3.5)	(2.7)	0.9
Receivables	(557.5)	(602.7)	(318.0)
Deferred acquisition costs	(7.3)	(11.5)	(6.4)
Ceded unearned premiums	(47.6)	(4.2)	(51.2)
Reserves for losses and loss adjustment expenses	338.3	653.9	220.2
Unearned premiums	76.4	85.5	80.1
Ceded reinsurance payable and funds held	226.5	88.8	153.6
Income taxes	(6.1)	(8.9)	19.9
Accrued underwriting expenses	15.2	(24.4)	(18.9)
Other, net	113.2	(0.6)	(48.9)
Cash provided by operating activities	301.3	165.0	182.0
Cash flows from investing activities:
Sales of fixed maturity investments	1,259.1	1,433.3	1,138.4
Maturities and mandatory calls of fixed maturity investments	418.6	678.3	1,002.7
Sales of equity securities	238.9	201.1	208.3
Sales of other investments	101.8	95.5	96.8
Purchases of fixed maturity investments	(1,936.0)	(2,464.1)	(2,137.3)
Purchases of equity securities	(170.5)	(157.7)	(146.9)
Purchases of other investments	(42.6)	(39.0)	(96.3)
Change in foreign regulatory deposits and voluntary pools	13.0	(7.2)	(1.3)
Change in short-term investments	(132.2)	306.7	(193.9)
Settlements of foreign currency exchange forward contracts	(1.5)	(2.9)	(5.4)
Acquisition of Maybrooke, net of cash acquired	—	(105.2)	—
Cash acquired with acquisition of Ariscom	15.6	—	—
Purchases of fixed assets	(32.2)	(30.6)	(32.1)
Other, net	(0.3)	(29.5)	21.9
Cash used in investing activities	(268.3)	(121.3)	(145.1)
Cash flows from financing activities:
Additional long-term borrowings	—	125.0	—
Activity under stock incentive plans	1.6	1.4	1.0
Repurchase of Company's common shares	(31.7)	(45.2)	(47.1)
Payment of cash dividends to common shareholders	(37.5)	(33.2)	(26.6)
Cash (used in) provided by financing activities	(67.6)	48.0	(72.7)
Effect of exchange rate changes on cash	(2.8)	(1.1)	0.1
Change in cash	(37.4)	90.6	(35.7)
Cash, beginning of year	176.6	86.0	121.7
Cash, end of period	$139.2	$176.6	$86.0

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Business and Significant Accounting Policies
Business
Argo Group International Holdings, Ltd. (“Argo Group,” “we” or the “Company”) is an international underwriter of specialty insurance and reinsurance products in the property and casualty market. Argo Group U.S., Inc. (“Argo Group U.S.”) is a subsidiary of Argo Financial Holding (Ireland) UC (“Argo Ireland”). Argo Underwriting Agency Limited (“Syndicate 1200”) is a subsidiary of Argo International Holdings, Ltd. Argo Re, Ltd. (“Argo Re”), a Bermuda based company, is the parent of both Argo Ireland and Argo International Holdings, Ltd. Argo Re is directly owned by Argo Group.
Effective March 5, 2018, we acquired 100% of the capital stock of Ariscom Compagnia di Assicurazioni S.p.A. (“Ariscom”) upon its release from extraordinary administration by the Italian insurance supervisory authority (“IVASS”). The acquisition is being accounted for in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations.” See Note 2, “Acquisition of Ariscom,” for additional discussion regarding the acquisition. The Consolidated Financial Statements as of and for the year ended December 31, 2018 and the Notes to the Consolidated Financial Statements reflect the consolidated results of Argo Group and Ariscom commencing on the date of acquisition.
We conduct our ongoing business through two segments.
U.S. Operations is comprised of the Excess and Surplus Lines businesses focusing on the U.S.-based risks that the standard, admitted insurance market is unwilling or unable to write, and through other specialized admitted and non-admitted business distributed through retail, wholesale, and managing general brokers/agents in the specialty insurance market. Excess and Surplus Lines products are underwritten by Colony Insurance Company (“Colony”). The other U.S. specialized admitted and non-admitted businesses consist of the following operations: Argo Insurance, Rockwood Casualty Insurance Company (“Rockwood”), Argo Pro, Argo Surety, U.S. Specialty Programs, Inland Marine and Trident Insurance Services.
International Operations is comprised of the Lloyd's Syndicate platform (Syndicate 1200 and Syndicate 1910), Argo Insurance Bermuda, Continental Europe and Latin America. Syndicate 1200 and Syndicate 1910 insurance and reinsurance products are underwritten by Argo Underwriting Agency Limited based in London, under the Lloyd’s of London (“Lloyd’s”) global franchise. The additional International Operations business include Argo Insurance Bermuda, ArgoGlobal SE in Malta, ArgoGlobal Assicurazioni S.p.A (formerly Ariscom) in Italy, and Argo Seguros in Brazil. These businesses provide a broad range of commercial property, casualty, professional liability and specialty coverages in a number of countries and jurisdictions outside the United States.
The International Specialty businesses include Reinsurance, Argo Insurance Bermuda, ArgoGlobal SE, Argo Seguros business in Brazil and ArgoGlobal Assicurazioni in Italy. Syndicate 1200 products are underwritten by Argo Underwriting Agency Limited based in London, on behalf of one underwriting syndicate under the Lloyd’s of London (“Lloyd’s”) global franchise.
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
The consolidated financial statements include the accounts and operations of Argo Group and its subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain amounts in prior years’ financial statements have been reclassified to conform to the current presentation. Amounts related to trade capital providers, who are third-party capital participants that provide underwriting capital to both Syndicate 1200 and 1910, are included in the balance sheet. Trade capital providers participate on a quota share basis, assuming 100% of their contractual participation in the underwriting syndicate results and with such results settled on a year of account basis.
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
Investments
Investments in fixed maturities at December 31, 2018 and 2017 include bonds and structured securities. Equity securities include common stocks, preferred stocks and mutual funds. Other investments consist of foreign regulatory deposits, hedge funds, private equity funds, private equity direct investments, and voluntary pools. Short-term investments consist of money market funds, certificates of deposit, bonds, sovereign debt and interest-bearing cash accounts. Investments maturing in less than one year are classified as short-term investments in our consolidated financial statements.
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
Our investments in fixed maturities are considered available-for-sale and are carried at fair value. As available-for-sale investments, changes in the fair value fixed maturities are not recognized in income during the period, but rather are recognized as a separate component of shareholders’ equity until realized. Fair value of these investments is estimated using prices obtained from third-party pricing services, where available. For securities where we were unable to obtain fair values from a pricing service or broker, fair values were estimated using information obtained from investment advisors. We performed several processes to ascertain the reasonableness of these investment values by i) obtaining and reviewing internal control reports for our service providers that obtain fair values from third-party pricing services, ii) discussing with our investment managers their process for reviewing and validating pricing obtained from outside services and obtaining values for all securities from our investment managers and iii) comparing the security pricing received from the investment managers with the prices used in the consolidated financial statements and obtaining additional information for variances that exceeded a certain threshold. As of December 31, 2018, investments we hold for which we did not receive a fair value from a pricing service or broker accounted for less than 1% of our investment portfolio. The actual value at which these securities could actually be sold or settled with a willing buyer or seller may differ from our estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, quantity sold or settled, presence of an active market and availability of a willing buyer or seller. The cost of securities sold is based on the specific identification method.
Our investments in equity securities are carried at fair value. Beginning with the adoption of Accounting Standards Update ("ASU") 2016-01, effective January 1, 2018, the changes in the fair value of equity securities are now included in "Net realized investment (losses) gains" in consolidated statements of income. See "Recently Issued Accounting Pronouncements" below for further information about ASU 2016-01 and the related impact on our consolidated financial statements.
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
Receivables
Premiums receivable, representing amounts due from insureds, are presented net of an allowance for doubtful accounts. The allowances for doubtful accounts were $4.0 million and $3.2 million at December 31, 2018 and 2017, respectively. Premiums receivable include amounts relating to the trade capital providers’ quota share.
Reinsurance recoverables represent amounts of paid losses and loss adjustment expenses, case reserves and incurred but not reported (“IBNR”) amounts ceded to reinsurers under reinsurance treaties. Reinsurance recoverables also reflect amounts that are due from trade capital providers. Reinsurance recoverables are presented in our Consolidated Balance Sheets net of an allowance for doubtful accounts of $1.8 million and $2.1 million at December 31, 2018 and 2017, respectively (see Note 4, “Reinsurance” for related disclosures).
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

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Premiums receivable	$2.1	$1.5	$1.1
Reinsurance recoverables	—	—	—
Net written off	$2.1	$1.5	$1.1

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
Retrospectively Rated Policies
We have written a number of workers compensation, property and other liability policies that are retrospectively rated. Under this type of policy, the policyholder or coverholder may be entitled, subsequent to coverage expiration, to a refund or may owe additional premiums based on the amount of losses incurred under the policy. The retrospective premium adjustments on certain policies are limited to a minimum or maximum premium adjustment, which is calculated as a percentage of the standard amount of premium charged during the life of the policy. Accrued retrospectively rated premiums have been determined based on estimated ultimate loss experience of the individual policyholder accounts. The estimated liability for return of premiums under retrospectively rated policies is included in “Unearned premiums” in our Consolidated Balance Sheets and was $6.9 million and $7.9 million at December 31, 2018 and 2017, respectively. The estimated amount included in premiums receivables for additional premiums due under retrospectively rated policies was $0.4 million and $0.1 million at December 31, 2018 and 2017, respectively.
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
The 2018 and 2017 net amortization of policy acquisition costs will not equal the change in our Consolidated Balance Sheets as the trade capital providers’ share is not reflected in our Consolidated Statements of Income and differences arise from foreign currency exchange rates applied to deferred acquisition costs which are treated as a nonmonetary asset.
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
We perform our goodwill impairment test on the first day of the fourth quarter of each year, or October 1 of each year. As a result of the reviews performed on each of the entity’s reporting units for the three years ended December 31, 2018, 2017 and 2016, the Company determined that the estimated fair value substantially exceeded the respective carrying value of its reporting units for those years and goodwill was not impaired.
In 2018, we recorded $15.6 million of goodwill as a result of the acquisition of Ariscom. This goodwill is included in the International Operations Segment. See Note 2, “Acquisition of Ariscom” for further discussion.
Other indefinite-lived intangible assets and intangible assets with finite lives were also reviewed for impairment as of October 1, 2018. As a result of the reviews performed on each of the entity’s reporting units for the three years ended December 31, 2018, 2017 and 2016, the Company determined that the other indefinite-lived intangible assets and finite-lived intangible assets were not impaired.
The following table presents our intangible assets and accumulated amortization at December 31:

	December 31, 2018		December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Lloyd's capacity	$89.0	n/a	$89.0	n/a
Distribution network	50.2	47.0	50.2	44.1
Additional Lloyd's capacity	4.8	4.8	4.8	4.8
Other	3.3	2.0	3.3	1.6
	$147.3	$53.8	$147.3	$50.5
The remaining weighted average useful life by category at December 31, 2018 was 9.7 years for the distribution network and 6.3 years for other. As of December 31, 2018, the additional Lloyd's capacity was fully amortized. The remaining weighted average useful life for all assets that have not yet been fully amortized was 9.5 years at December 31, 2018.
During the years ended December 31, 2018, 2017 and 2016, amortization expense was $3.3 million, $5.9 million and $5.5 million, respectively, and is included in “Underwriting, acquisition and insurance expenses” in our Consolidated Statements of Income.
The estimated amortization expense for the years ended December 31, 2019, 2020, 2021 and 2022 is $1.7 million, $1.3 million, $1.3 million and $0.2 million, respectively. As of December 31, 2018, we have no estimated amortization expense after the year ended December 31, 2022.
Property and Equipment
Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and carried at cost less accumulated depreciation and are reported in “Other assets” in our Consolidated Balance Sheets.

Depreciation is calculated using a straight-line method over the estimated useful lives of the assets, generally three to thirty-nine years. The accumulated depreciation for property and equipment was $146.0 million and $124.1 million at December 31, 2018 and 2017, respectively. The net book value of our property and equipment at December 31, 2018 and 2017 was $154.8 million and $151.0 million, respectively. The depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $24.5 million, $24.1 million and $20.9 million, respectively.
Derivative Instruments
We enter into short-term, currency spot and forward contracts to mitigate foreign exchange rate exposure in our non-U.S. Dollar denominated fixed maturity investments. The forward contracts used are typically thirty to ninety days and are renewed as long as the non-U.S. Dollar denominated fixed maturity investments are held in our portfolio. Forward contracts are designated as hedges for accounting purposes. We also enter into foreign currency exchange forward contracts to manage currency exposure on losses related to global catastrophe events. These foreign currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other assets” at December 31, 2018 and 2017, respectively. The realized and unrealized gains and losses are included in “Net realized investment and other (losses) gains” in our Consolidated Statements of Income.
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
Foreign Currency Exchange Gain (Loss)
The U.S. Dollar is the functional currency of all but three of our foreign operations. Monetary assets and liabilities in foreign operations that are denominated in foreign currencies are revalued at the exchange rates in effect at the balance sheet date. The resulting gains and losses from changes in the foreign exchange rates are reflected in net income. Revenues and expenses denominated in foreign currencies are translated at the prevailing exchange rate during the period with the resulting foreign exchange gains and losses included in net income for the period. In the case of our foreign currency denominated available-for-sale investments, the change in exchange rates between the local currency and our functional currency at each balance sheet date represents an unrealized appreciation or depreciation in value of these securities and is included as a component of accumulated other comprehensive income (loss).
Translation gains and losses related to our operations in Brazil, Malta and Italy are recorded as a component of shareholders’ equity in our Consolidated Balance Sheets. At December 31, 2018 and 2017, the foreign currency translation adjustments were a loss of $22.4 million and $19.0 million, respectively.
Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted in the United States. Among many changes resulting from TCJA, the new law (i) reduces the corporate tax rate to 21% effective January 1, 2018, (ii) eliminates the corporate alternative minimum tax for tax years beginning after December 31, 2017, (iii) allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (iv) modifies the computation of loss reserve discounting for tax purposes, (v) modifies the recognition of income rules by requiring the recognition of income for certain items no later than the tax year in which an item is taken into account as income on an applicable financial statement and (vi) significantly modifies the United States international tax system.
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

Supplemental Cash Flow Information
Interest paid and income taxes paid (recovered) were as follows:

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Senior unsecured fixed rate notes	$9.3	$9.3	$9.3
Junior subordinated debentures	15.5	12.6	7.7
Other indebtedness	6.5	4.9	2.3
Revolving credit facility	—	0.3	—
Total interest paid	$31.3	$27.1	$19.3

Income taxes paid	24.8	16.5	16.6
Income taxes recovered	—	(2.5)	(0.5)
Income taxes paid, net	$24.8	$14.0	$16.1
Recently Issued Accounting Pronouncements
On August 28, 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, "Fair Value Measurement (Topic 820)." ASU 2018-13 eliminates, adds and modifies certain disclosure requirements on fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within the year of adoption. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are applied prospectively for only the most recent interim or annual period presented in the initial fiscal year adoption. All other amendments are applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. We are currently in the process of evaluating the impact that the adoption of the ASU will have on our financial disclosures.
On February 14, 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” that allows a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings of the stranded tax effects in AOCI resulting from the Tax Cuts and Jobs Act (“TCJA”). Current guidance required the effect of a change in tax laws or rates on deferred tax balances to be reported in income from continuing operations in the accounting period that includes the period of enactment, even if the related income tax effects were originally charged or credited directly to AOCI. The amount of the reclassification would include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of TCJA related to items in AOCI. The updated guidance is effective for reporting periods beginning after December 15, 2018 and is to be applied retrospectively to each period in which the effect of the TCJA related to items remaining in AOCI are recognized or at the beginning of the period of adoption. Early adoption is permitted, including adoption in any interim period for public business entities for reporting periods for which financial statements have not yet been issued. We have adopted the guidance effective January 1, 2018. The adoption of this ASU does not affect the Company’s results of operations, financial position, or liquidity. As a result of adopting this ASU, we reclassified $20.7 million of previously recognized deferred taxes from accumulated other comprehensive income into retained earnings as of January 1, 2018.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) which provides guidance on accounting for the effects of the TCJA. We have adopted this guidance within our 2017 consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation” (Topic 718): Scope of Modification Accounting. ASU 2017-9 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance requires entities to apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. In addition to the disclosures about modifications that are required, the entities are required to affirmatively disclose whether compensation expense has changed. The ASU will be applied prospectively and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We adopted this ASU effective January 1, 2018. The adoption of this ASU did not have a material impact on our financial results and disclosures.
In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other” (Topic 350). ASU 2017-4 eliminates the requirement to calculate the implied fair value of goodwill that is done in Step 2 of the current goodwill impairment test to measure a goodwill impairment loss. Instead, entities will record an impairment loss based on the excess of a reporting unit’s carrying amount over its fair value. The guidance will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. We do not anticipate that this ASU will have a material impact on our financial results or disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations” (Topic 805). ASU 2017-01 clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance specifies the minimum inputs and processes required to meet the definition of a business. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within the year of adoption. We adopted this ASU effective January 1, 2018. The adoption of this ASU did not have a material impact on our financial results and disclosures.
In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (Topic 230)”. ASU 2016-15 will reduce diversity in practice on how eight specific cash receipts and payments are classified on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within the year of adoption. This ASU impacts how we present the distributions received from equity method investees in our statement of cash flows. We adopted this ASU effective January 1, 2018. We have elected to adopt the cumulative earnings approach to classify distributions received from equity method investees, which we adopted retrospectively. This ASU did not have a material impact on the classification of specific cash receipts and payments within the statement.
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
In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). ASU 2016-02 requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additionally, the ASU modifies current guidance for lessors' accounting. In July 2018, the FASB issued Accounting Standards Update No. 2018-11 (ASU 2018-11): Leases (Topic 842): Targeted Improvements, which provides for an alternative transition method by allowing entities to initially apply the new leases standard at the adoption date (such as January 1, 2019) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (comparative periods presented in the financial statements will continue to be in accordance with current GAAP (Topic 840, Leases). The standard is effective for annual and interim periods beginning after December 15, 2018, with earlier application permitted.

We have entered into operating leases for office space and certain other assets.  We adopted the new standard on the effective date of January 1, 2019. We have elected to apply the following practical expedients:

•
We have elected to adopt this standard using the option transition method, which allows companies to continue applying the guidance under the lease standard in effect at that time in the comparative periods presented in the consolidated financial statements. Companies that elect this option would record a cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption.

•
We have elected the "package of practical expedients", which permits us not to reassess under the new standard our prior conclusion about lease identification, lease classification and initial direct costs.

•
For certain asset classes, we have elected the practical expedient which allows us not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component.

•
Where we are the lessor, we have elected the practical expedient which permits us to not separate non-lease components from the associated lease components if the non-lease components otherwise would be accounted for in accordance with the new revenue standard.

We have elected to not apply the practical expedient which allows the use of hindsight in determining the lease term and in assessing impairment of the entity’s right-of-use assets. We are continuing to evaluate the remaining practical expedients as they apply to our lease population.
We have substantially completed our assessment of the standard as well as implementation of our leasing software, including data upload and test procedures. We continue to finalize our calculations, including our discount rate assumptions, related to the new standard. We are also continuing to establish new processes and internal controls that may be required to comply with the new lease accounting and disclosure requirements set by the new standard.
Although we continue to assess the impact of the standard on our consolidated financial statements, we believe adoption and implementation will result in an increase to assets and liabilities, as well as additional disclosures. We expect the addition of approximately $118.0 million to $145.0 million in operating lease right of use assets and lease liabilities, using preliminary discount rates of 1.19% to 5.07%. We do not expect a material impact on our consolidated statement of income or cash flows.
In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (Subtopic 825-10). ASU 2016-01 requires equity investments that are not consolidated or accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net income. This ASU also requires us to assess the ability to realize our deferred tax assets related to an available-for-sale debt security in combination with our other deferred tax assets. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We have adopted this ASU effective January 1, 2018. Upon adoption of this ASU, cumulative net unrealized gains on equity securities of $117.5 million, net of deferred income taxes, were reclassified from accumulated other comprehensive income into retained earnings as of January 1, 2018. The change in the fair value of the noted investments is now included in “Net realized investment gains” in our consolidated statements of income. The standard increases the volatility of the results reported in our consolidated statements of income, resulting from recognizing the change in the fair value of our equity investments in our consolidated statements of income.
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

2.Acquisition of Ariscom
Effective March 5, 2018, we acquired 100% of the capital stock of Ariscom upon its release from extraordinary administration by IVASS. We injected an amount of capital into Ariscom necessary to meet certain regulatory requirements and thresholds. As part of this capital infusion, we have become the sole shareholder of Ariscom.
The acquisition is being accounted for in accordance with ASC 805, “Business Combinations.” Purchase accounting, as defined by ASC 805, requires that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The fair values disclosed herein were determined based on management’s best estimates and the finalization of certain valuation analyses during the fourth quarter of 2018. Provisional fair values were recorded in the Company’s interim consolidated financial statements and notes for the periods ending March 31, June 30 and September 30, 2018. Ariscom’s financial position, results of operations, and cash flows were not material to our consolidated financial results as of and for the year ended December 31, 2018.
The excess of the purchase price over the fair value of the net assets acquired was $15.6 million and has been allocated to goodwill. The goodwill is included in the International Operations segment in Note 19, “Segment Information”. Goodwill is not deductible for tax purposes. The acquisition provides Argo Group with an in-market Italian insurance platform and access to Ariscom’s client network throughout Italy, with longer-term opportunities to expand our presence in continental Europe, particularly Spain and Portugal. There were no identifiable intangible assets recognized as part of the acquisition.
3.Investments
Included in “Total investments” in our Consolidated Balance Sheets at December 31, 2018 and December 31, 2017 is $133.4 million and $130.8 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party participants that provide underwriting capital to the operations of Syndicate 1200.
Fixed Maturities
The amortized cost, gross unrealized gains, gross unrealized losses and fair value in fixed maturity investments were as follows:

December 31, 2018
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Governments	$240.9	$0.2	$4.9	$236.2
Foreign Governments	224.1	0.5	7.8	216.8
Obligations of states and political subdivisions	236.7	4.3	1.2	239.8
Corporate bonds	1,808.7	7.5	58.7	1,757.5
Commercial mortgage-backed securities	205.3	0.7	3.2	202.8
Residential mortgage-backed securities	413.1	3.4	5.7	410.8
Asset-backed securities	173.6	0.4	1.2	172.8
Collateralized loan obligations	226.7	0.5	3.5	223.7
Total fixed maturities	3,529.1	17.5	86.2	3,460.4

December 31, 2017
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Governments	$419.9	$0.2	$5.0	$415.1
Foreign Governments	229.0	6.7	2.5	233.2
Obligations of states and political subdivisions	327.7	9.3	1.1	335.9
Corporate bonds	1,514.5	24.4	13.2	1,525.7
Commercial mortgage-backed securities	136.3	0.1	1.5	134.9
Residential mortgage-backed securities	309.3	2.8	2.7	309.4
Asset-backed securities	161.3	0.7	0.8	161.2
Collateralized loan obligations	222.6	5.9	0.5	228.0
Total fixed maturities	3,320.6	50.1	27.3	3,343.4

Contractual Maturity
The amortized cost and fair values of fixed maturity investments as of December 31, 2018, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$270.5	$266.3
Due after one year through five years	1,517.0	1,486.2
Due after five years through ten years	581.5	557.1
Thereafter	141.4	140.7
Structured securities	1,018.7	1,010.1
Total	$3,529.1	$3,460.4
The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.
Other Invested Assets
Details regarding the carrying value and unfunded investment commitments of the other invested assets portfolio as of December 31, 2018 and 2017 were as follows:

December 31, 2018
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$120.6	$—
Private equity	211.8	120.5
Long only funds	153.0	—
Other	4.4	—
Total other investments	$489.8	$120.5

December 31, 2017
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$163.6	$—
Private equity	179.2	129.9
Long only funds	196.5	—
Other	4.3	—
Total other invested assets	$543.6	$129.9
The following describes each investment type:

•	Hedge funds: Hedge funds include funds that primarily buy and sell stocks including short sales, multi-strategy credit, relative value credit and distressed credit.

•
Private equity:  Private equity includes buyout funds, real asset/infrastructure funds, credit special situations funds, mezzanine lending funds and direct investments and strategic non-controlling minority investments in private companies that are principally accounted for using the equity method of accounting.

•	Long only funds: Our long only funds include a fund that primarily owns international stocks and funds that primarily own investment-grade corporate and sovereign fixed income securities.

•	Other: Other includes participation in investment pools.

Unrealized Losses and Other-than-temporary Impairments
An aging of unrealized losses on our investments in fixed maturities is presented below:

December 31, 2018	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$28.2	$0.2	$173.0	$4.7	$201.2	$4.9
Foreign Governments	73.4	3.6	125.0	4.2	198.4	7.8
Obligations of states and political subdivisions	53.3	0.6	25.3	0.6	78.6	1.2
Corporate bonds	964.3	45.7	440.8	13.0	1,405.1	58.7
Commercial mortgage-backed securities	48.5	0.6	90.6	2.6	139.1	3.2
Residential mortgage-backed securities	63.5	0.7	176.1	5.0	239.6	5.7
Asset-backed securities	73.6	0.6	64.2	0.6	137.8	1.2
Collateralized loan obligations	209.5	3.3	10.3	0.2	219.8	3.5
Total fixed maturities	1,514.3	55.3	1,105.3	30.9	2,619.6	86.2

December 31, 2017	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$313.7	$1.9	$83.7	$3.1	$397.4	$5.0
Foreign Governments	175.2	2.0	35.9	0.5	211.1	2.5
Obligations of states and political subdivisions	33.3	0.5	22.4	0.6	55.7	1.1
Corporate bonds	674.1	9.9	77.7	3.3	751.8	13.2
Commercial mortgage-backed securities	58.2	0.4	37.8	1.1	96.0	1.5
Residential mortgage-backed securities	164.4	1.6	52.4	1.1	216.8	2.7
Asset-backed securities	85.4	0.4	31.9	0.4	117.3	0.8
Collateralized loan obligations (1)	34.6	0.5	0.9	—	35.5	0.5
Total fixed maturities	1,538.9	17.2	342.7	10.1	1,881.6	27.3
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
We hold a total of 9,241 securities, of which 3,113 were in an unrealized loss position for less than one year and 1,267 were in an unrealized loss position for a period one year or greater as of December 31, 2018. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increased credit spreads, foreign currency fluctuations and higher market yields relative to the date the securities were purchased, and for structured securities, by the performance of the underlying collateral, as well. In considering whether an investment is other-than-temporarily impaired or not, we also considered that we do not intend to sell the investments and it is unlikely that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. We do not consider these investments to be other-than-temporarily impaired at December 31, 2018.

We recognized other-than-temporary losses on our fixed maturities and equity portfolios as follows:

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Other-than-temporary impairment:
Obligations of states and political subdivisions	$—	$(0.1)	$—
Corporate bonds	(6.6)	(0.7)	(1.7)
Equity securities	—	(1.7)	(8.5)
Other invested assets	(1.0)	—	—
Other-than-temporary impairment losses	$(7.6)	$(2.5)	$(10.2)

Net Investment Income and Realized Gains and Losses
Investment income and expenses were as follows:

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Investment income:
Interest on fixed maturities	$115.0	$97.1	$88.9
Dividends on equity securities	12.5	13.9	15.6
Income on alternative investments	19.8	49.5	29.9
Income on short-term and other investments	9.5	7.7	0.4
Investment income	156.8	168.2	134.8
Investment expenses	(23.7)	(28.2)	(19.7)
Net investment income	$133.1	$140.0	$115.1
Net Realized Investment Gains and Losses
The following table presents our gross realized investment gains (losses):

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Realized gains on fixed maturities and other
Fixed maturities	$17.7	$25.7	$21.5
Other investments	41.4	25.7	47.5
Short-term investments	0.2	0.7	0.5
Other assets	—	—	1.2
	59.3	52.1	70.7
Realized losses on fixed maturities and other
Fixed maturities	(16.0)	(20.0)	(35.9)
Other investments	(39.5)	(36.2)	(46.0)
Short-term investments	(0.5)	(0.2)	(0.3)
Other Assets	—	—	—
Other-than-temporary impairment losses on fixed maturities	(6.6)	(0.8)	(1.7)
Other-than-temporary impairment losses on other assets	(1.0)	—	—
	(63.6)	(57.2)	(83.9)
Equity securities (1)
Net realized gains on equity securities	37.4	46.1	47.8
Other-than-temporary impairment losses on equity securities	—	(1.7)	(8.5)
Change in unrealized (losses) gains on equity securities held at the end of the period	(105.1)	—	—
Net realized (losses) gains on equity securities	(67.7)	44.4	39.3
Net realized investment and other (losses) gains	(72.0)	39.3	26.1
Income tax expense	(11.2)	(12.0)	(11.6)
After tax	$(83.2)	$27.3	$14.5
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
The cost of securities sold is based on the specific identification method.

Changes in unrealized appreciation (depreciation) related to investments are summarized as follows:

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Change in unrealized (losses) gains
Fixed maturities	$(88.1)	$25.4	$36.5
Equity securities	—	36.6	(2.6)
Other investments	0.1	2.1	0.6
Short-term investments	(0.5)	—	0.4
Net unrealized investment (losses) gains before income taxes	(88.5)	64.1	34.9
Income tax benefit (expense)	13.0	(14.6)	(2.4)
Net unrealized investment (losses) gains, net of income taxes	$(75.5)	$49.5	$32.5
Foreign Currency Exchange Forward Contracts
We entered into foreign currency exchange forward contracts to manage operational currency exposure on our Canadian dollar (“CAD”) investment portfolio, minimize negative impacts to investment portfolio returns, and gain exposure to a total return strategy which invests in multiple currencies.  The currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other liabilities” and “Other assets” at December 31, 2018 and 2017, respectively.  The gains and losses are included in “Net realized investment and other gains” in our Consolidated Statements of Income.
The fair value of our foreign currency exchange forward contracts as of December 31 was as follows:

(in millions)	December 31, 2018	December 31, 2017
Operational currency exposure	$4.4	$(0.2)
Asset manager investment exposure	(0.3)	(0.9)
Total return strategy	(1.5)	0.7
Total	$2.6	$(0.4)
The following table presents our gross investment realized gains and losses on our foreign currency exchange forward contracts:

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Realized gains
Operational currency exposure	9.7	12.4	10.9
Asset manager investment exposure	5.8	1.5	9.0
Total return strategy	26.7	10.4	25.6
Gross realized investment gains	42.2	24.3	45.5
Realized losses
Operational currency exposure	(7.9)	(13.8)	(18.0)
Asset manager investment exposure	(3.0)	(11.3)	(4.5)
Total return strategy	(28.6)	(7.6)	(21.0)
Gross realized investment losses	(39.5)	(32.7)	(43.5)
Net realized investment gains (losses) on foreign currency exchange forward contracts	$2.7	$(8.4)	$2.0

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

(in millions)	December 31, 2018	December 31, 2017
Securities on deposit for regulatory and other purposes	$172.6	$175.3
Securities pledged as collateral for letters of credit	120.9	78.1
Securities and cash on deposit supporting Lloyd’s business	376.8	355.5
Total restricted investments	$670.3	$608.9
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

We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of December 31, 2018 and 2017. A description of the valuation techniques we use to measure assets at fair value is as follows:
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
Transfers Between Level 1 and Level 2 Securities: There were no transfers between Level 1 and Level 2 securities during 2018 or 2017.
Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2018	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
U.S. Governments	$236.2	$226.7	$9.5	$—
Foreign Governments	216.8	—	216.8	—
Obligations of states and political subdivisions	239.8	—	239.8	—
Corporate bonds	1,757.5	—	1,755.3	2.2
Commercial mortgage-backed securities	202.8	—	202.8	—
Residential mortgage-backed securities	410.8	—	410.8	—
Asset-backed securities	172.8	—	172.8	—
Collateralized loan obligations	223.7	—	223.7	—
Total fixed maturities	3,460.4	226.7	3,231.5	2.2
Equity securities	354.5	346.3	—	8.2
Other investments	114.4	—	114.4	—
Short-term investments	482.3	453.9	28.4	—
	$4,411.6	$1,026.9	$3,374.3	$10.4
(a) Quoted prices in active markets for identical asset
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
(a) Quoted prices in active markets for identical asset
(b) Significant other observable inputs
(c) Significant unobservable inputs
The fair value measurements in the tables above do not equal “Total investments” on our Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting.
A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:
Fair Value Measurements Using Observable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2018	$1.9	$2.3	$4.2
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	0.2	0.2
Included in other comprehensive income (loss)	0.3	—	0.3
Purchases, issuances, sales, and settlements:
Purchases	—	7.3	7.3
Issuances	—	—	—
Sales	—	(1.6)	(1.6)
Settlements	—	—	—
Ending balance, Ending balance, December 31, 2018	$2.2	$8.2	$10.4
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2018	$—	$—	$—

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2017	$2.0	$0.4	$2.4
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	—	—
Included in other comprehensive income (loss)	(0.1)	0.2	0.1
Purchases, issuances, sales, and settlements:
Purchases	—	1.7	1.7
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Ending balance, Ending balance, December 31, 2017	$1.9	$2.3	$4.2
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2017	$—	$—	$—
At December 31, 2018 and 2017, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.

4.Reinsurance
We reinsure certain risks with other insurance companies. Such arrangements serve to limit our maximum loss on certain individual risks as well as on catastrophes and large or unusually hazardous risks. We are liable to our insureds for reinsurance ceded in the event our reinsurers do not meet their obligations. Thus, a credit exposure exists with respect to reinsurance ceded to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. Our allowance for uncollectible reinsurance balances receivable on paid losses and incurred claims was $1.8 million and $2.1 million as of December 31, 2018 and 2017, respectively. Under certain reinsurance agreements, collateral, including letters of credit, is held to secure performance of reinsurers in meeting their obligations. The amount of such collateral was $944.0 million and $907.7 million at December 31, 2018 and 2017, respectively. The collateral we hold does not apply to our entire outstanding reinsurance recoverable. Rather, collateral is provided on an individual contract basis as appropriate. For each individual reinsurer, the collateral held may exceed or fall below the total outstanding recoverable from that individual reinsurer.
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
Estimated losses recoverable from reinsurers and the ceded portion of unearned premiums are reported as assets in our Consolidated Balance Sheets. Included in “Reinsurance recoverables” are paid loss recoverables of $596.6 million and $380.3 million as of December 31, 2018 and 2017, respectively. “Earned Premiums” and “Losses and loss adjustment expenses” are reported net of reinsurance in our Consolidated Statements of Income.
Losses and loss adjustment expenses of $1,040.8 million, $1,050.2 million and $810.1 million for the years ended December 31, 2018, 2017 and 2016, respectively, are net of amounts ceded to reinsurers of $888.9 million, $992.6 million and $419.3 million, respectively.
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

Premiums were as follows:

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Direct written premiums	$2,293.8	$2,029.2	$1,792.5
Reinsurance ceded to other companies	(1,189.7)	(1,043.7)	(724.6)
Reinsurance assumed from other companies	661.4	668.0	372.3
Net written premiums	$1,765.5	$1,653.5	$1,440.2
Direct earned premiums	$2,201.9	$1,912.2	$1,722.8
Reinsurance ceded to other companies	(1,137.9)	(1,033.6)	(675.8)
Reinsurance assumed from other companies	667.7	693.7	363.8
Net earned premiums	$1,731.7	$1,572.3	$1,410.8
Percentage of reinsurance assumed to net earned premiums	38.6%	44.1%	25.8%
5.Reserves for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Net reserves beginning of the year	$2,488.0	$2,180.2	$2,133.3
Net Maybrooke reserves acquired	—	131.8
Net Ariscom reserves acquired	43.4	—	—
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	1,058.8	1,058.4	843.4
Prior accident years	(18.0)	(8.2)	(33.3)
Losses and LAE incurred during calendar year, net of reinsurance	1,040.8	1,050.2	810.1
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	273.3	289.6	178.9
Prior accident years	665.6	599.8	537.6
Losses and LAE payments made during current calendar year, net of reinsurance:	938.9	889.4	716.5
Change in participation interest (1)	(25.5)	(23.2)	(36.3)
Foreign exchange adjustments	(44.9)	38.4	(10.4)
Net reserves - end of year	2,562.9	2,488.0	2,180.2
Add:
Reinsurance recoverables on unpaid losses and LAE, end of year	2,091.7	1,713.0	1,170.6
Gross reserves - end of year	$4,654.6	$4,201.0	$3,350.8
(1) Amount represents (decrease) increase in reserves due to change in our Syndicate 1200 and Syndicate 1910 participation.
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

The impact from the (favorable) unfavorable development of prior accident years’ losses and LAE reserves on each reporting segment is presented below:

	For the Years Ended December 31,
(in millions)	2018	2017	2016
U.S. Operations	$(20.8)	$(38.7)	$(35.9)
International Operations	(9.5)	13.2	(16.0)
Run-off Lines	12.3	17.3	18.6
Total unfavorable (favorable) prior-year development	$(18.0)	$(8.2)	$(33.3)
The following describes the primary factors behind each segment’s prior accident year reserve development for the years ended December 31, 2018, 2017 and 2016:
Year ended December 31, 2018:

•	U.S. Operations: Favorable development in general liability and surety lines, partially offset by unfavorable development in commercial multi-peril lines.

•	International Operations: Favorable development in property partially offset by unfavorable development within specialty and liability lines.

•	Run-off Lines: Unfavorable development in liability lines as well as asbestos and environmental.
Year ended December 31, 2017:

•	U.S. Operations: Favorable development in our general liability, workers compensation, surety and commercial automobile lines.

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
Short-Duration Contract Disclosures
ASU 2015-09, “Disclosures about Short-Duration Contracts” (Topic 944), requires insurers to make disclosures about their liability for unpaid claims and claim adjustment expenses for short-duration insurance contracts. These disclosures include tables showing incurred and paid claims development information (net of reinsurance and excluding unallocated loss adjustment expenses) which are disaggregated based on the characteristics of the insurance contracts that the insurer writes and other factors specific to the reporting entity. The information should be disclosed by accident year for the number of years claims typically remain outstanding, but need not be more than 10 years, including a reconciliation of the disaggregated information to the consolidated statement of financial position. The basis for our disaggregation of this information is by each of our two ongoing reporting segments, U.S. Operations and International Operations, further disaggregated within each segment by our operating divisions and the primary insurance and reinsurance lines of business we write. We have chosen to disaggregate the data in this way so as to not obscure useful information by otherwise aggregating items with significantly different characteristics. See Note 19, “Segment Information,” for additional information regarding our two ongoing reporting segments.
Operating Divisions
Our U.S. Operations reporting segment is comprised of two primary operating divisions, Excess and Surplus Lines and Specialty Admitted, while International Operations' primary operating divisions are Syndicate 1200, Reinsurance, and Argo Insurance Bermuda. Each of these operating divisions are further described below.
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
Specialty Admitted
This Specialty Admitted division provides coverages designed to meet the specialized insurance needs of U.S.-based businesses within certain well-defined markets. It targets business classes and industries with distinct risk profiles that can benefit from specially designed insurance programs, tailored loss control and expert claims handling. This division serves its targeted niche markets with a narrowly focused underwriting profile and specialized knowledge of the businesses it serves.
Argo Insurance Bermuda
Argo Insurance Bermuda offers casualty, property and professional lines, which serves the needs of global clients by providing the following coverages: property, general and products liability, directors and officers liability, errors and omissions liability and employment practices liability.
Reinsurance
The Reinsurance division operates in two areas - treaty property and specialty. This business is focused on mainly North American commercial properties and writes on both a primary and excess basis. Business is written on an open market basis through retail and wholesale brokers. Treaty property reinsurance is predominantly catastrophe-focused. Specialty reinsurance encompasses marine, energy, aviation, terrorism and property. This reinsurance portfolio is focused on treaties where high-quality exposure and experience data allow our underwriters to quantify the risk.
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
Liability
Our Liability business generally covers exposures where most claims are reported without a significant time lag between the event that gives rise to a claim and the date the claim is reported to us. However, since facts and information are frequently not complete at the time claims are reported to us, and because protracted litigation is sometimes involved, it can be several years before the ultimate value of these claims is determined. In our Argo Bermuda Insurance division, much of the business covers higher layers, potentially increasing the time it takes to fully determine our exposure.
Professional
Much of our Professional business is written on a claims-made basis resulting in coverage only for claims that are reported to us during the year in which the policy is effective, thus reducing the number of claims that will become known to us after the end of the policy expiration date. However, facts and information are frequently not complete at the time claims are reported to us, and protracted litigation is sometimes involved. It can be several years before the ultimate value of these claims is determined. In our Argo Bermuda Insurance division, much of the business covers higher layers, potentially increasing the time it takes to fully determine our exposure.
Property
Property losses are generally reported within a short period of time from the date of loss, and in most instances, property claims are settled and paid within a relatively short timeframe. However, Property can be impacted by catastrophe losses which can be more complex than non-catastrophe Property claims due to factors such as difficulty accessing impacted areas and other physical, legal and regulatory impediments potentially extending the period of time it takes to settle and pay claims. The impacts of catastrophe losses can be more significant in our Reinsurance and Syndicate 1200 divisions.
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
Descriptions of the primary types of coverages included in the significant lines of business for each operating division, as disclosed in the following tables, are noted below:
Excess and Surplus Lines

•	Liability: primary and excess specialty casualty, contract liability, commercial multi-peril, product liability, environmental liability, and auto liability
Specialty Admitted

•	Liability: workers compensation, general liability, auto liability, and various public entity liability risks

•	Professional: management liability and errors and omissions liability

•	Specialty: surety and inland marine
Argo Insurance Bermuda

•	Liability: long-tail excess casualty and general liability
Reinsurance

•	Property: property catastrophe reinsurance and excess property direct and facultative insurance
Syndicate 1200

•	Liability: general liability, international casualty and motor treaties

•	Professional: professional indemnity, directors and officer’s liability, and medical malpractice

•	Property: direct and facultative excess insurance, North American and international binders, and residential collateral protection for lending institutions

•	Specialty: personal accident, aviation, cargo, yachts, and onshore and offshore marine

Run-off Lines Segment
We have a Run-off Lines segment for certain products that we no longer underwrite, including asbestos and environmental claims. We have excluded the Run-off Lines segment from the following disaggregated short-duration contract disclosures due to its insignificance to our consolidated financial position and results of operations, both quantitatively and qualitatively. Gross reserves for losses and LAE in Run-off Lines account for less than 6% of our consolidated gross reserves for losses and LAE, and are primarily related to accident years prior to the mid-1990s. As such, claims development tables for the most recent ten accident years would not provide meaningful information to users of our financial statements, as the majority of the remaining reserves for losses and LAE would be for accident years not separately presented. See Note 6, “Run-off Lines,” for further information on this segment, including discussion of prior accidents years’ development.
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
Prior to the acquisition of Ariel Re in February 2017, Ariel Re’s ultimate claims and claim adjustment expense data was not historically available by accident years and line of business. As a result, it is not practical, nor would it be consistent to provide information for calendar years 2016 and prior by accident year at our line of business level. Beginning with the 2017 calendar year, we began accumulating such claims information by accident year and line of business, and have included such in the tabular disclosures below for the Reinsurance operating division, Property line of business disaggregation category. Accordingly, calendar years prior to 2017 for the aforementioned tabular disclosures relate only to our Reinsurance business prior to the acquisition of Ariel Re.
Foreign Currency
Portions of the business we write in the Syndicate 1200, Argo Bermuda Insurance and Reinsurance divisions are denominated in foreign currencies. We have used the December 31, 2018 balance sheet foreign exchange rates to recast the incurred and paid claims information for all periods presented in the following claims development tables in order to eliminate the effects of changes in foreign currency translation rates.
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
As described above, various actuarial methods are used to determine the reserves for losses and LAE recorded in our Consolidated Balance Sheets. Weightings of methods at a detailed level may change from evaluation to evaluation based on a number of observations, measures, and time elements. There were no significant changes to the methods and assumptions underlying our consolidated reserve estimations and selections as of December 31, 2018.

Incurred & Paid Claims Development Disclosures
The following tables provide information about incurred and cumulative paid losses and allocated loss adjustment expenses (“ALAE”), net of reinsurance. The following tables also include IBNR reserves plus expected development on reported claims and the cumulative number of reported claims as of December 31, 2018.

Reporting Segment: U.S. Operations Operating Division: Excess and Surplus Lines Line of Business: Liability (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018
2011	$202.9	$206.0	$205.8	$200.0	$193.5	$192.8	$189.0	$187.8
2012		189.6	196.0	189.7	183.6	184.4	182.1	182.3
2013			217.9	222.6	224.3	227.2	220.4	216.0
2014				213.0	215.2	213.2	211.9	212.3
2015					232.5	237.1	228.6	226.4
2016						246.4	250.6	243.1
2017							253.3	244.3
2018								278.8
							Total	$1,791.0

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018
2011	$17.6	$53.8	$91.0	$122.9	$146.6	$162.4	$170.0	$174.3
2012		17.2	52.8	89.1	120.8	142.4	157.5	163.4
2013			17.6	60.2	100.4	135.2	163.7	179.6
2014				15.0	52.2	95.9	131.6	154.5
2015					16.5	51.9	91.4	131.5
2016						17.4	52.8	95.5
2017							11.5	38.7
2018								15.0
							Total	$952.5
Outstanding liabilities for unpaid losses and ALAE prior to 2011, net of reinsurance								54.7
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance								$893.2

	As of December 31, 2018
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2011	$187.8	$10.0	8,454
2012	182.3	11.0	7,389
2013	216.0	21.0	7,297
2014	212.3	36.2	6,502
2015	226.4	60.3	6,000
2016	243.1	100.3	5,548
2017	244.3	153.3	5,302
2018	278.8	227.9	4,026

(1)	Information presented for calendar years prior to 2018 is required supplementary information and is unaudited.

(2)	The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims.

Reporting Segment: U.S. Operations Operating Division: Specialty Admitted Line of Business: Liability (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018
2011	$140.3	$155.1	$159.0	$157.5	$158.2	$154.0	$153.7	$154.0
2012		140.3	146.3	149.7	153.3	151.5	147.7	146.7
2013			126.6	133.2	136.7	133.2	131.1	130.6
2014				115.6	121.9	116.9	114.5	111.5
2015					107.3	106.7	101.7	102.3
2016						96.1	99.9	99.3
2017							121.5	129.5
2018								147.3
							Total	$1,021.2

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018
2011	$23.2	$57.5	$85.9	$111.3	$126.1	$135.1	$139.8	$143.1
2012		20.1	51.0	80.7	105.8	120.8	127.9	131.8
2013			18.9	49.4	74.0	93.6	102.8	109.7
2014				17.4	38.8	58.7	75.3	86.1
2015					17.2	35.0	48.8	64.2
2016						11.1	31.7	48.6
2017							16.3	44.4
2018								19.4
							Total	$647.3
Outstanding liabilities for unpaid losses and ALAE prior to 2011, net of reinsurance								48.7
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance								$422.6

	As of December 31, 2018
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2011	$154.0	$6.3	28,160
2012	146.7	8.0	23,627
2013	130.6	10.3	18,948
2014	111.5	13.9	16,316
2015	102.3	21.1	14,530
2016	99.3	22.1	11,583
2017	129.5	50.2	12,897
2018	147.3	82.8	13,351

(1)	Information presented for calendar years prior to 2018 is required supplementary information and is unaudited.

(2)	The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims.

Reporting Segment: U.S. Operations Operating Division: Specialty Admitted Line of Business: Professional (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018
2011	$35.0	$35.0	$35.0	$32.5	$28.2	$26.9	26.6	$26.0
2012		27.8	28.3	28.6	25.8	24.0	24.5	24.9
2013			20.9	21.5	21.1	19.0	19.8	19.5
2014				22.4	22.4	26.0	33.7	36.2
2015					29.9	29.5	33.2	34.0
2016						44.2	44.8	45.1
2017							60.1	61.8
2018								70.8
							Total	$318.3

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018
2011	$3.2	$11.8	$17.8	$22.0	$24.0	$25.4	$25.7	$25.8
2012		2.3	8.6	16.9	19.9	21.4	22.6	23.5
2013			1.9	6.3	10.9	14.2	17.6	17.5
2014				2.3	5.4	15.1	24.1	25.5
2015					1.8	8.3	15.6	20.8
2016						2.4	11.9	24.6
2017							3.5	24.9
2018								4.5
							Total	$167.1
Outstanding liabilities for unpaid losses and ALAE prior to 2011, net of reinsurance								0.1
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance								$151.3

	As of December 31, 2018
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2011	$26.0	$0.3	820
2012	24.9	0.4	640
2013	19.5	1.2	620
2014	36.2	2.8	1,043
2015	34.0	2.1	1,816
2016	45.1	13.1	3,226
2017	61.8	15.9	3,669
2018	70.8	55.0	3,603

(1)	Information presented for calendar years prior to 2018 is required supplementary information and is unaudited.

(2)	The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims.

Reporting Segment: U.S. Operations Operating Division: Specialty Admitted Line of Business: Specialty (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018
2011	$0.2	$3.9	$3.4	$3.4	$3.6	$2.6	$2.0	$1.7
2012		7.5	6.7	4.9	4.3	4.0	3.9	3.5
2013			10.0	8.6	4.6	2.5	1.7	0.9
2014				13.1	13.1	8.9	6.0	4.8
2015					14.8	14.3	9.5	5.5
2016						15.0	15.0	11.2
2017							16.2	16.2
2018								20.8
							Total	$64.6

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018
2011	$—	$1.6	$1.4	$1.3	$1.2	$1.7	$1.7	$1.7
2012		3.6	3.3	3.3	3.3	3.3	3.4	3.3
2013			0.4	0.9	0.9	0.9	0.9	0.9
2014				1.1	3.3	4.0	4.0	4.1
2015					0.2	0.1	0.2	0.3
2016						1.3	1.6	2.2
2017							0.3	0.1
2018								—
							Total	$12.6
Outstanding liabilities for unpaid losses and ALAE prior to 2011, net of reinsurance								—
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance								$52.0

	As of December 31, 2018
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2011	$1.7	$—	80
2012	3.5	0.2	129
2013	0.9	—	50
2014	4.8	0.8	50
2015	5.5	2.9	24
2016	11.2	5.5	58
2017	16.2	16.2	84
2018	20.8	19.8	71

(1)	Information presented for calendar years prior to 2018 is required supplementary information and is unaudited.

(2)	The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims.

Reporting Segment: International Operations Operating Division: Reinsurance Line of Business: Property (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018
2011	$116.3	$105.0	$107.1	$105.1	$104.4	$104.3	$132.3	$138.9
2012		47.2	51.3	50.3	51.6	46.4	62.7	66.9
2013			32.1	33.6	33.1	31.4	33.0	32.4
2014				26.5	26.5	24.2	35.3	38.1
2015					27.1	23.3	32.6	27.1
2016						43.7	175.5	169.1
2017							157.8	158.0
2018								67.6
							Total	$698.1

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018
2011	$40.9	$66.5	$87.7	$95.5	$97.8	$99.0	$127.2	$134.1
2012		12.4	31.1	40.6	49.6	44.0	58.7	64.6
2013			4.2	16.7	26.5	29.0	31.0	31.1
2014				2.8	12.7	18.3	36.4	36.9
2015					4.3	11.0	20.3	20.6
2016						13.6	142.3	153.0
2017							84.2	139.5
2018								24.7
							Total	$604.5
Outstanding liabilities for unpaid losses and ALAE prior to 2011, net of reinsurance								3.6
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance								$97.2

	As of December 31, 2018
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2011	$138.9	$0.3	459
2012	66.9	0.2	277
2013	32.4	0.3	219
2014	38.1	0.5	221
2015	27.1	3.2	219
2016	169.1	11.0	381
2017	158.0	(28.8)	774
2018	67.6	4.2	391

(1)	Information presented for calendar years prior to 2018 is required supplementary information and is unaudited.

(2)	The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims.

Reporting Segment: International Operations Operating Division: Argo Insurance Bermuda Line of Business: Liability (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018
2011	$6.6	$6.6	$6.6	$4.4	$2.2	$1.6	$1.0	$—
2012		7.4	7.4	7.4	5.6	4.4	1.7	—
2013			8.5	8.5	8.5	8.5	4.9	2.2
2014				9.8	9.8	9.8	6.2	1.5
2015					11.3	14.3	24.8	35.4
2016						13.9	14.0	14.0
2017							17.1	17.3
2018								8.9
							Total	$79.3

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018
2011	$—	$—	$—	$—	$—	$—	$—	$—
2012		—	—	—	—	—	—	—
2013			—	—	—	—	2.3	2.3
2014				—	—	0.1	0.1	1.2
2015					—	—	16.1	20.3
2016						—	—	—
2017							—	3.3
2018								—
							Total	$27.1
Outstanding liabilities for unpaid losses and ALAE prior to 2011, net of reinsurance								—
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance								$52.2

	As of December 31, 2018
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2011	$—	$—	1,423
2012	—	—	1,381
2013	2.2	—	1,190
2014	1.5	0.2	1,329
2015	35.4	1.0	1,567
2016	14.0	13.9	1,874
2017	17.3	12.2	1,900
2018	8.9	8.8	839

(1)	Information presented for calendar years prior to 2018 is required supplementary information and is unaudited.

(2)	The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims.

Reporting Segment: International Operations Operating Division: Syndicate 1200 Line of Business: Liability (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018
2010	$5.7	$4.8	$4.4	$6.1	$5.9	$5.8	$5.7	$5.8	$5.7
2011		8.0	8.6	10.8	10.9	10.2	10.1	10.6	10.7
2012			8.7	10.8	14.9	14.2	13.8	14.5	15.0
2013				22.7	26.7	26.2	24.4	24.3	25.1
2014					37.1	35.9	33.6	32.5	33.8
2015						34.2	29.6	29.2	29.6
2016							25.5	26.4	26.1
2017								24.5	23.3
2018									21.4
								Total	$190.7

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018
2010	$—	$0.2	$0.6	$1.1	$2.0	$2.8	$3.7	$4.0	$4.3
2011		0.2	0.8	1.6	3.4	5.4	6.9	7.8	8.7
2012			0.4	1.1	2.6	5.8	8.2	10.1	11.8
2013				1.5	3.2	7.0	11.3	15.6	19.7
2014					1.9	4.5	9.8	13.6	20.2
2015						0.8	5.1	7.4	12.3
2016							1.8	5.7	10.6
2017								1.9	6.6
2018									2.2
								Total	$96.4
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance									$94.3

	As of December 31, 2018
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims
2010	$5.7	$0.1
2011	10.7	0.2
2012	15.0	0.6
2013	25.1	2.5
2014	33.8	5.0
2015	29.6	8.2
2016	26.1	10.2
2017	23.3	15.2
2018	21.4	17.6

(1)	Information presented for calendar years prior to 2018 is required supplementary information and is unaudited.

Reporting Segment: International Operations Operating Division: Syndicate 1200 Line of Business: Professional (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018
2010	$15.5	$12.8	$12.7	$11.2	$10.1	$9.4	$9.5	$9.5	$9.7
2011		19.1	21.0	18.5	15.5	14.7	14.7	15.1	15.7
2012			13.9	13.8	14.1	14.0	14.0	14.9	15.4
2013				22.5	22.4	22.6	22.2	22.3	23.1
2014					34.5	35.7	35.9	39.0	40.9
2015						37.8	37.3	38.5	38.7
2016							32.8	26.9	26.4
2017								24.5	22.0
2018									21.2
								Total	$213.1

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018
2010	$0.1	$0.9	$2.0	$3.0	$3.8	$5.1	$6.5	$6.8	$7.6
2011		1.0	2.5	4.1	6.6	8.3	10.6	11.3	12.8
2012			0.6	1.8	4.3	5.7	8.1	9.5	11.2
2013				1.7	3.7	7.0	11.6	15.4	17.6
2014					1.6	6.3	14.6	23.7	27.9
2015						2.2	8.2	14.8	19.7
2016							2.0	5.8	10.6
2017								1.2	5.1
2018									1.0
								Total	$113.5
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance									$99.6

	As of December 31, 2018
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims
2010	$9.7	$0.1
2011	15.7	0.4
2012	15.4	0.8
2013	23.1	3.0
2014	40.9	6.5
2015	38.7	11.3
2016	26.4	10.8
2017	22.0	14.6
2018	21.2	17.6

(1)	Information presented for calendar years prior to 2018 is required supplementary information and is unaudited.

Reporting Segment: International Operations Operating Division: Syndicate 1200 Line of Business: Property (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018
2010	$50.7	$58.2	$54.6	$54.2	$51.5	$51.2	$50.7	$51.4	$51.1
2011		108.0	113.3	107.5	94.8	92.9	92.4	92.4	91.8
2012			88.7	88.5	92.8	91.9	90.9	90.8	89.9
2013				83.3	79.2	78.2	76.7	76.5	75.6
2014					69.7	64.1	65.5	66.0	65.3
2015						55.9	66.2	73.4	74.0
2016							70.7	86.6	91.8
2017								85.2	91.8
2018									62.3
								Total	$693.6

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018
2010	$1.8	$19.5	$28.0	$33.8	$35.8	$40.0	$41.5	$42.6	$43.4
2011		23.4	47.1	61.8	73.5	79.3	81.0	82.7	82.4
2012			29.4	47.6	62.8	73.9	76.3	77.5	77.7
2013				44.4	56.7	69.2	73.3	74.2	73.5
2014					29.4	51.4	57.5	60.0	59.9
2015						22.8	42.7	52.6	59.1
2016							38.8	64.1	78.8
2017								29.7	62.7
2018									30.1
								Total	$567.6
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance									$126.0

	As of December 31, 2018
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims
2010	$51.1	$—
2011	$91.8	$0.2
2012	89.9	0.2
2013	75.6	0.1
2014	65.3	0.1
2015	74.0	0.1
2016	91.8	0.8
2017	91.8	15.7
2018	62.3	31.2

(1)	Information presented for calendar years prior to 2018 is required supplementary information and is unaudited.

Reporting Segment: International Operations Operating Division: Syndicate 1200 Line of Business: Specialty (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018
2010	$12.8	$15.7	$13.6	$13.0	$12.1	$12.1	$12.0	$12.0	$12.0
2011		38.3	40.0	38.7	34.0	33.2	33.2	33.1	32.7
2012			52.5	56.4	60.7	59.2	59.0	58.8	58.2
2013				75.7	81.2	82.5	82.1	81.8	81.5
2014					92.1	98.4	99.7	101.1	100.6
2015						89.8	87.8	93.8	95.3
2016							86.0	84.5	87.7
2017								80.1	76.5
2018									65.0
								Total	$609.5

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018
2010	$1.8	$8.6	$8.8	$9.2	$9.0	$9.7	$10.0	$10.0	$10.2
2011		11.5	19.5	23.6	27.1	28.5	29.1	29.5	29.4
2012			17.9	27.4	38.8	45.7	48.7	49.8	50.1
2013				30.9	52.3	68.7	76.2	78.2	78.6
2014					37.7	71.4	82.5	88.9	90.4
2015						30.9	54.0	66.2	74.0
2016							37.3	59.0	68.7
2017								20.1	42.6
2018									18.7
								Total	$462.7
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance									$146.8

	As of December 31, 2018
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims
2010	$12.0	$—
2011	32.7	—
2012	58.2	—
2013	81.5	(0.5)
2014	100.6	0.7
2015	95.3	3.0
2016	87.7	6.6
2017	76.5	21.8
2018	65.0	40.3

(1)	Information presented for calendar years prior to 2018 is required supplementary information and is unaudited.

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

The reconciliation of the net incurred and paid development tables to the liability for unpaid losses and LAE in our Consolidated Balance Sheets is as follows:

(in millions)	As of December 31, 2018
Liabilities for unpaid losses and ALAE:
U.S. Operations:
Excess and Surplus Lines - Liability	$893.2
Specialty Admitted - Liability	422.6
Specialty Admitted - Professional	151.3
Specialty Admitted - Specialty	52.0
International Operations:
Reinsurance - Property	97.2
Argo Insurance Bermuda - Liability	52.2
Syndicate 1200 - Liability	94.3
Syndicate 1200 - Professional	99.6
Syndicate 1200 - Property	126.0
Syndicate 1200 - Specialty	146.8
Run-off Lines	182.5
Other lines	198.5
Total liabilities for unpaid losses and ALAE, net of reinsurance	2,516.2

Reinsurance recoverables on unpaid losses and LAE:
U.S. Operations:
Excess and Surplus Lines - Liability	296.3
Specialty Admitted - Liability	303.3
Specialty Admitted - Professional	93.7
Specialty Admitted - Specialty	25.8
International Operations:
Reinsurance - Property	404.5
Argo Insurance Bermuda - Liability	100.6
Syndicate 1200 - Liability	59.4
Syndicate 1200 - Professional	70.8
Syndicate 1200 - Property	116.4
Syndicate 1200 - Specialty	109.8
Run-off Lines	88.1
Other lines	423.0
Total reinsurance recoverables on unpaid losses and LAE	2,091.7

Unallocated loss adjustment expenses	63.6
Unamortized reserve discount	(16.9)
Gross liability for unpaid losses and LAE	$4,654.6
Other lines in the table above is comprised of lines of business and operating divisions within our two ongoing reporting segments which are not individually significant for separate disaggregated disclosure.

Claims Duration
The following table provides supplementary unaudited information about the annual percentage payout of incurred losses and ALAE, net of reinsurance, as of December 31, 2018:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (1)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9
U.S. Operations:
Excess and Surplus Lines - Liability	7.8%	19.2%	19.0%	17.1%	11.5%	7.9%	5.3%	3.5%	N/A
Specialty Admitted - Liability	14.6%	21.6%	18.3%	16.0%	9.1%	6.1%	4.0%	2.7%	N/A
Specialty Admitted- Professional	7.2%	24.5%	29.6%	19.8%	8.4%	4.1%	2.2%	1.3%	N/A
Specialty Admitted - Specialty	40.5%	30.6%	11.9%	8.3%	4.2%	2.2%	1.1%	0.6%	N/A
International Operations:
Reinsurance - Property	21.2%	33.7%	13.8%	12.9%	6.1%	4.0%	2.6%	1.8%	N/A
Argo Insurance Bermuda - Liability	1.3%	8.6%	17.8%	21.9%	16.6%	10.1%	6.8%	4.6%	N/A
Syndicate 1200 - Liability	3.3%	7.2%	9.4%	12.7%	14.6%	12.3%	10.9%	8.6%	6.4%
Syndicate 1200 - Professional	4.7%	10.4%	14.5%	14.8%	11.3%	10.5%	8.1%	6.8%	5.2%
Syndicate 1200 - Property	39.5%	28.0%	16.0%	9.8%	3.0%	1.7%	0.9%	0.5%	0.3%
Syndicate 1200 - Specialty	38.9%	29.2%	15.6%	9.6%	3.7%	1.7%	0.8%	0.3%	0.2%
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
Information About Amounts Reported at Present Value
We discount certain workers compensation liabilities for unpaid losses and LAE within our U.S. Operations and Run-off Lines segments. The discounted U.S. Operations liabilities relate to all non-ALAE workers compensation liabilities within one of our insurance subsidiaries. In Run-off Lines, we discount certain pension-type liabilities for unpaid losses and LAE. The following tables provide information about these discounted liabilities for unpaid losses and LAE:

	Carrying Amount of
	Reserves for Losses & LAE			Aggregate Amount of Discount
	As of December 31,			As of December 31,
(in millions, except discount percentages)	2018	2017	2016	2018	2017	2016
U.S. Operations:
Specialty Admitted - Liability	$140.8	$126.7	$121.1	$11.9	$10.6	$10.3
Run-off Lines	163.1	175.5	184.5	5.0	7.0	9.1
Total	$303.9	$302.2	$305.6	$16.9	$17.6	$19.4

	Interest Accretion (1)			Discount Rate
	For the Years Ended December 31,			As of December 31,
	2018	2017	2016	2018	2017	2016
U.S. Operations:
Specialty Admitted - Liability	$1.3	$1.9	$1.9	2.25%	2.25%	2.25%
Run-off Lines	2.1	2.1	2.1	3.50%	3.50%	3.50%
Total	$3.4	$4.0	$4.0
(1) Interest accretion is recorded in the line item “Losses and loss adjustment expenses” in our Consolidated Statements of Income.
6.Run-off Lines
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

The following table presents our gross reserves for Run-off Lines as of December 31:

	December 31,
(in millions)	2018	2017
Asbestos and Environmental:
Reinsurance assumed	$27.7	$29.3
Other	27.1	26.6
Total Asbestos and Environmental	54.8	55.9
Risk management	197.0	219.6
Run-off reinsurance lines	1.6	1.8
Other run-off lines	12.2	4.6
Gross reserves - Run-off Lines	$265.6	$281.9

We have received asbestos and environmental liability claims arising from other liability coverage primarily written in the 1960s, 1970s and into the early 1980s. Asbestos and environmental claims originate from policies directly underwritten by us and from reinsurance assumed during this period, including a portion assumed from the London market. The following table represents the total gross reserves for our asbestos exposure:

	December 31,
(in millions)	2018	2017	2016
Direct written
Case reserves	$2.7	$2.1	$2.8
Unallocated loss adjustment expense ("ULAE")	0.5	0.5	0.5
Incurred but not reported ("IBNR")	19.1	18.8	12.1
Total direct written reserves	22.3	21.4	15.4
Assumed domestic
Case reserves	8.7	9.8	10.5
ULAE	0.8	0.8	0.8
IBNR	12.0	13.7	10.5
Total assumed domestic reserves	21.5	24.3	21.8
Assumed London
Case reserves	1.5	2.3	3.3
ULAE	—	—	—
IBNR	1.5	0.6	1.4
Total assumed London reserves	3.0	2.9	4.7
Total asbestos reserves	$46.8	$48.6	$41.9

The following table presents our underwriting losses for Run-off Lines:

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Asbestos and Environmental:
Reinsurance assumed	$(3.9)	$(8.7)	$(1.3)
Other	(4.1)	(6.7)	(9.6)
Total Asbestos and Environmental	(8.0)	(15.4)	(10.9)
Risk management	(2.6)	(8.8)	(13.1)
Run-off reinsurance lines	—	(0.1)	0.1
Other run-off lines	(5.3)	(1.4)	(1.2)
Total underwriting loss - Run-off Lines	$(15.9)	$(25.7)	$(25.1)

Reserves for asbestos and environmental claims cannot be estimated with traditional loss reserving techniques that rely on historical accident year loss development factors. The uncertainty in the asbestos and environmental reserves estimates arises from several factors including lack of actuarially credible historical data, inapplicability of standard actuarial projection techniques, uncertainty with regards to claim costs, coverage interpretations and judicial, statutory and regulatory provisions under which the claims may be ultimately resolved. It is impossible to predict how the courts will interpret coverage issues and these resolutions may have a material impact on the ultimate resolution of the asbestos and environmental liabilities. We use a variety of estimation methods to calculate reserves as a whole; however, reserves for asbestos and environmental claims were determined using a variety of methods which rely on historical claim reporting and average claim cost information. We apply greatest weight to the method that projects future calendar period claims and average claim costs because it best captures the unique claim characteristics of our underlying exposures. Although management has recorded its best estimate of loss reserves, due to the uncertainties of estimation of liability that may arise as discussed herein, further deterioration of claims could occur in the future.
Please see Note 5, “Reserves for Losses and Loss Adjustment Expenses” for further discussion.
7.    Junior Subordinated Debentures
Through a series of trusts, that are wholly-owned subsidiaries (non-consolidated), we issued debt. The debentures are variable with the rate being reset quarterly and subject to certain interest rate ceilings. Interest payments are payable quarterly. The debentures are all unsecured and are subordinated to other indebtedness. At December 31, 2018 and 2017, all debentures were eligible for redemption subject to certain terms and conditions at a price equal to 100% of the principal plus accrued and unpaid interest.
A summary of our outstanding junior subordinated debentures is presented below:
December 31, 2018

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at December 31, 2018	Amount
Argo Group
5/15/2003	PXRE Capital Statutory Trust II	5/15/2033	3M LIBOR + 4.10%	6.72%	$18.1
11/6/2003	PXRE Capital Trust VI	9/30/2033	3M LIBOR + 3.90%	6.70%	10.3
Argo Group US
5/15/2003	Argonaut Group Statutory Trust I	5/15/2033	3M LIBOR + 4.10%	6.72%	15.5
12/16/2003	Argonaut Group Statutory Trust III	1/8/2034	3M LIBOR + 4.10%	6.54%	12.3
4/29/2004	Argonaut Group Statutory Trust IV	4/29/2034	3M LIBOR + 3.85%	6.47%	13.4
5/26/2004	Argonaut Group Statutory Trust V	5/24/2034	3M LIBOR + 3.85%	6.54%	12.3
5/12/2004	Argonaut Group Statutory Trust VI	5/12/2034	3M LIBOR + 3.80%	6.59%	13.4
9/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M LIBOR + 3.60%	6.39%	15.5
9/22/2004	Argonaut Group Statutory Trust VIII	9/22/2034	3M LIBOR + 3.55%	6.37%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M LIBOR + 3.60%	6.39%	15.5
9/14/2005	Argonaut Group Statutory Trust X	9/15/2035	3M LIBOR + 3.40%	6.19%	30.9
	Total Outstanding				$172.7

December 31, 2017

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at December 31, 2017	Amount
Argo Group
5/15/2003	PXRE Capital Statutory Trust II	5/15/2033	3M LIBOR + 4.10%	5.52%	$18.1
11/6/2003	PXRE Capital Trust VI	9/30/2033	3M LIBOR + 3.90%	5.59%	10.3
Argo Group US
5/15/2003	Argonaut Group Statutory Trust I	5/15/2033	3M LIBOR + 4.10%	5.52%	15.5
12/16/2003	Argonaut Group Statutory Trust III	1/8/2034	3M LIBOR + 4.10%	5.46%	12.3
4/29/2004	Argonaut Group Statutory Trust IV	4/29/2034	3M LIBOR + 3.85%	5.27%	13.4
5/26/2004	Argonaut Group Statutory Trust V	5/24/2034	3M LIBOR + 3.85%	5.30%	12.3
5/12/2004	Argonaut Group Statutory Trust VI	5/12/2034	3M LIBOR + 3.80%	5.40%	13.4
9/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M LIBOR + 3.60%	5.19%	15.5
9/22/2004	Argonaut Group Statutory Trust VIII	9/22/2034	3M LIBOR + 3.55%	5.21%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M LIBOR + 3.60%	5.19%	15.5
9/14/2005	Argonaut Group Statutory Trust X	9/15/2035	3M LIBOR + 3.40%	4.99%	30.9
	Total Outstanding				$172.7
Junior Subordinated Debentures from Maybrooke Acquisition
Unsecured junior subordinated debentures with a principal balance of $91.8 million were assumed through the acquisition of Maybrooke (“the acquired debt”). As part of the ongoing liquidation of the Maybrooke holding company, which began subsequent to our acquisition in 2018, the acquired debt was ultimately assigned to Argo Re and is carried on our consolidated balance sheet at $84.3 million, which represents the debt’s fair value at the date of acquisition plus accumulated accretion of discount to par value, as required by accounting for business combinations under ASC 805 . At December 31, 2018, the acquired debt was eligible for redemption at par. Interest accrues on the acquired debt based on a variable rate, which is reset quarterly. Interest payments are payable quarterly.
A summary of the terms of the acquired debt outstanding is presented below:
December 31, 2018

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2018	Principal at December 31, 2018	Carrying Value at December 31, 2018
9/15/2007	9/15/2037	3 month LIBOR + 3.15%	5.94%	$91.8	$84.3
December 31, 2017

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2017	Principal at December 31, 2017	Carrying Value at December 31, 2017
9/15/2007	9/15/2037	3 month LIBOR + 3.15%	4.74%	$91.8	$83.9
8.Other Indebtedness
Our Consolidated Balance Sheets includes various long-term debt instruments under the caption “Other indebtedness,” as detailed in the table below. Information regarding the terms and principal amounts of each of these debt instruments is also provided.

(in millions)
Debt Type	December 31, 2018	December 31, 2017
Floating rate loan stock	$57.8	$58.9
Term loan	125.0	125.0
Other debt	0.6	0.6
Total other indebtedness	$183.4	$184.5

Floating Rate Loan Stock
This debt was assumed through the acquisition of Argo Underwriting Agency, Ltd. These notes are unsecured. At December 31, 2018 and 2017, all notes were eligible for redemption subject to certain terms and conditions at a price equal to 100% of the principal plus accrued and unpaid interest. Interest on the U.S. Dollar and Euro notes is due semiannually and quarterly, respectively. A summary of the notes outstanding at December 31, 2018 and 2017 is presented below:
December 31, 2018

(in millions)
Currency	Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2018	Amount
U.S. Dollar	12/8/2004	11/15/2034	6 month LIBOR + 4.2%	6.72%	$6.5
U.S. Dollar	10/31/2006	1/15/2036	6 month LIBOR + 4.0%	6.52%	10.0
Total U.S. Dollar notes					16.5
Euro	9/6/2005	8/22/2035	3 month LIBOR + 4.0%	3.68%	13.8
Euro	10/31/2006	11/24/2036	3 month LIBOR + 4.0%	3.68%	12.0
Euro	6/8/2007	9/15/2037	3 month LIBOR + 3.9%	3.59%	15.5
Total Euro notes					41.3
Total notes outstanding					$57.8
December 31, 2017

(in millions)
Currency	Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2017	Amount
U.S. Dollar	12/8/2004	11/15/2034	6 month LIBOR + 4.2%	5.66%	$6.5
U.S. Dollar	10/31/2006	1/15/2036	6 month LIBOR + 4.0%	5.46%	10.0
Total U.S. Dollar notes					16.5
Euro	9/6/2005	8/22/2035	3 month LIBOR + 4.0%	3.67%	14.1
Euro	10/31/2006	11/22/2036	3 month LIBOR + 4.0%	3.67%	12.4
Euro	6/8/2007	9/15/2037	3 month LIBOR + 3.9%	3.57%	15.9
Total Euro notes					42.4
Total notes outstanding					$58.9

No principal payments have been made since the acquisition of Argo Underwriting Agency, Ltd. The floating rate loan stock denominated in Euros fluctuates due to foreign currency translation. The outstanding balance on these loans was $41.3 million and $42.4 million as of December 31, 2018 and 2017, respectively. The foreign currency translation adjustment is recorded in our Consolidated Statements of Income.
Borrowing Under Revolving Credit Facility
On November 2, 2018, each of Argo Group, Argo Group U.S., Inc., Argo International Holdings Limited, and Argo Underwriting Agency Limited (the “Borrowers”) entered into a new $325 million credit agreement (the "New Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent. The New Credit Agreement replaced the prior $325 million Credit Agreement (the "Prior Agreement"), dated as of March 3, 2017. In connection with the consummation of the New Credit Agreement, Argo Group International Holdings, Ltd. borrowed $125 million as a term loan due on November 2, 2021, which amount was used on November 2, 2018 to pay off in its entirety the $125 million of borrowings previously outstanding under the Prior Agreement. In addition, the New Credit Agreement provides for a $200 million revolving credit facility, and the commitments thereunder shall expire on November 2, 2023 unless extended in accordance with the terms of the New Credit Agreement. Interest accrues based on a variable rate, which resets and is payable based on reset options selected by Argo Group pursuant to the terms of the New Credit Agreement.

A summary of the terms of the outstanding balance at December 31, 2018 and December 31, 2017 is presented below:
December 31, 2018

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2018	Amount
11/2/2018	11/2/2021	3 month LIBOR + 1.25%	3.86%	$125.0
December 31, 2017

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2017	Amount
3/3/2017	3/3/2019	2 month LIBOR + 1.5%	2.94%	$125.0
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
Included in the New Credit Agreement is a provision that allows up to $200.0 million of the revolving credit facility to be used for LOCs, subject to availability. On November 2, 2018, the $0.5 million LOC outstanding under the Prior Agreement was transferred to the New Credit Agreement. At December 31, 2018 and 2017, there were no borrowings outstanding under the revolving portions of the credit facilities. At December 31, 2018 and 2017, there was $0.5 million in LOCs against the New and Prior Agreement, respectively.
Other Debt
Argo Re has entered into two secured, bilateral committed letter of credit facilities with commercial banks to issue LOCs in support of its non-admitted reinsurance obligations. These facilities have a term of one year and include customary conditions and event of default provisions. The availability of letters of credit under these secured facilities are subject to a borrowing base requirement, determined on the basis of specified percentages of the market value of eligible categories of securities pledged to the lender. Argo Re has also used LOCs issued from commercial banks on a secured, uncommitted basis in order to satisfy these requirements.
On December 31, 2018, reinsurance LOCs totaling $99.7 million were outstanding, of which $80.7 million were issued against the secured bilateral LOC facilities and $19.0 million were issued by a commercial bank on an uncommitted basis. Collateral with a market value of $120.9 million was pledged to these banks as security against these LOCs. See Note 3, “Investments,” for additional information.
In November 2018 Argo Group executed an LOC facility with a commercial bank to issue LOCs in favor of Lloyd’s to support its Funds at Lloyd's ("FAL") requirements. This facility has a term of one year, is unsecured, and includes customary conditions and event of default provisions. During 2018, an LOC in the amount of £23.3 million was issued in favor of Lloyd’s, which allowed the company to reduce its other collateral pledged to Lloyd’s by a comparable amount. See Note 3, “Investments,” for additional information.
As part of the ARIS Title Insurance Corporation (“ARIS”) acquisition, at December 31, 2018 and 2017, we had a note payable for $0.6 million. The note had a variable interest rate of 2.00% above 30-day LIBOR, with the variable interest rate being reset quarterly and subject to certain interest rate ceilings. Interest payments are payable quarterly. The note payable matures on April 1, 2019.
9.    Disclosures about Fair Value of Financial Instruments
Cash. The carrying amount approximates fair value.
Investment securities and short-term investments. See Note 3, “Investments,” for additional information.

Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables and reinsurance recoverables on paid losses approximates fair value.
Debt. At December 31, 2018 and 2017, the fair value of our Junior subordinated debentures, Senior unsecured fixed rate notes and Other indebtedness was estimated using appropriate market indices or quoted prices from external sources based on current market conditions. All of these debt instruments would be in Level 3 of the fair value hierarchy, as the fair value estimates shown below were calculated using unobservable inputs reflecting our assumptions about the assumptions market participants would use in pricing the liabilities.
A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	December 31, 2018		December 31, 2017
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures:
Trust preferred debentures	$172.7	$163.2	$172.7	$172.9
Subordinated debentures acquired with Maybrooke	84.3	85.0	83.9	85.0
Total junior subordinated debentures	257.0	248.2	256.6	257.9
Senior unsecured fixed rate notes	139.8	139.5	139.6	141.2
Floating rate loan stock	57.8	54.5	58.9	59.0
10.Shareholders' Equity
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
During 2018, our Board of Directors declared quarterly cash dividends totaling $1.08 on each share of common stock outstanding to our shareholders of record. For the year ended December 31, 2018, we paid cash dividends totaling $37.5 million to our shareholders.
During 2017, our Board of Directors declared quarterly cash dividends totaling $0.94 on each share of common stock outstanding. For the year ended December 31, 2017, we paid cash dividends totaling $33.2 million to our shareholders.
During 2016, our Board of Directors declared quarterly cash dividends totaling $0.75 on each share of common stock outstanding. For the year ended December 31, 2016, we paid cash dividends totaling $26.6 million to our shareholders.
We are authorized to issue 30 million shares of $1.00 par value preferred shares. As of December 31, 2018 and 2017, no preferred shares were issued and outstanding.
On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous Repurchase Authorizations. As of December 31, 2018, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
For the year ended December 31, 2018 and 2017, we repurchased 530,882 common shares and 756,252 common shares, respectively for $31.7 million and $45.2 million, respectively.

A summary of common shares repurchased for the twelve months ended December 31, 2018 is shown below:

Repurchase Type	Date Trading Plan Initiated	2018 Purchase Period	Number of Shares Repurchased	Average Price of Shares Repurchased	Total Cost (in millions)	Repurchase Authorization Year
10b5-1 Trading Plan	12/18/2017	01/02/2018-02/16/2018	225,281	$59.31	$13.3	2016
10b5-1 Trading Plan	6/18/2018	06/22/2018- 08/07/2018	75,661	$59.30	4.5	2016
10b5-1 Trading Plan	9/18/2018	09/19/2018-10/24/2018	37,385	$59.75	2.2	2016
Open Market	N/A	02/20/2018-03/02/2018	89,305	$59.03	5.3	2016
Open Market	N/A	08/13/2018-09/17/2018	103,250	$62.07	6.4	2016
Total			530,882	$59.83	$31.7
11.Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of taxes (where applicable) by component is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2017	$(17.6)	$72.4	$(7.1)	$47.7
Other comprehensive income (loss) before reclassifications	(1.4)	77.7	0.8	77.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	(28.2)	—	(28.2)
Net current-period other comprehensive income (loss)	(1.4)	49.5	0.8	48.9
Balance, December 31, 2017	(19.0)	121.9	(6.3)	96.6
Other comprehensive income (loss) before reclassifications	(3.4)	(80.4)	1.0	(82.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4.9	—	4.9
Net current-period other comprehensive income (loss)	(3.4)	(75.5)	1.0	(77.9)
Cumulative effect of adoption of ASU 2016-01	—	(117.5)	—	(117.5)
Cumulative effect of adoption of ASU 2018-02	—	22.1	(1.4)	20.7
Balance, December 31, 2018	$(22.4)	$(49.0)	$(6.7)	$(78.1)
The amounts reclassified from accumulated other comprehensive income (loss) shown in the above table have been included in the following captions in our Consolidated Statements of Income:

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Unrealized gains and losses on securities:
Net realized investment losses (gains)	$5.4	$(41.6)	$(23.2)
Provision (benefit) for income taxes	(0.5)	13.4	13.2
Net of taxes	$4.9	$(28.2)	$(10.0)

12.Net Income Per Common Share
The following table presents the calculation of net income per common share on a basic and diluted basis:

	For the Years Ended December 31,
(in millions, except number of shares and per share amounts)	2018	2017	2016
Net income	$63.6	$50.3	$146.7
Weighted average common shares outstanding - basic	33,922,009	34,457,098	34,691,618
Effect of dilutive securities:
Equity compensation awards	756,772	914,546	781,161
Weighted average common shares outstanding - diluted	34,678,781	35,371,644	35,472,779
Net income per common share:
Basic	$1.87	$1.46	$4.23
Diluted	$1.83	$1.42	$4.13
Excluded from the weighted average common shares outstanding calculation at December 31, 2018, 2017 and 2016 are 11,315,889 shares, 10,785,007 shares and 10,028,755 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date. In 2018, 2017 and 2016, there were no anti-dilutive shares of common stock to be excluded from the computation of diluted net income per common share.
13.Share-based Compensation
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
The following table summarizes the assumptions we used:

For the Years Ended December 31,
	2018	2017	2016
Risk-free rate of return	2.61% to 2.96%	1.83% to 2.22%	1.00% to 2.02%
Expected dividend yields	1.71% to 1.87%	1.63% to 1.72%	1.62% to 1.70%
Expected award life (years)	4.48 to 4.49	4.48 to 4.49	4.50 to 4.61
Expected volatility	17.82% to 18.44%	18.13% to 18.70%	18.73% to 19.70%
All outstanding awards were adjusted to reflect the 15% stock dividend in 2018, resulting in a 15% increase to the number of awards outstanding and an 13.04% reduction in the exercise price.
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
The compensation expense recognized under all our share-based payment plans was $18.3 million ($16.5 million, net of tax), $12.3 million ($10.3 million, net of tax) and $19.8 million ($15.5 million, net of tax) for the years ended December 31, 2018, 2017 and 2016, respectively. The compensation expense is included in “Underwriting, acquisition and insurance expenses” in our Consolidated Statements of Income.
We present all tax benefits resulting from the exercise of stock options and vesting of non-vested shares as cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options and vested shares in excess of the deferred tax asset attributable to stock compensation costs for such options. Such tax benefits and cash flows were immaterial for all reporting periods.
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
A summary of restricted share activity as of December 31, 2018 and changes during the year then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2018	767,140	$42.91
Granted	458,715	$51.84
Vested and issued	(211,170)	$43.35
Expired or forfeited	(117,680)	$46.32
Outstanding at December 31, 2018	897,005	$46.92

As of December 31, 2018, there was $27.8 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group. The weighted-average period over which this unrecognized expense is expected to be recognized is 1.8 years. The total fair value of shares vested during the year ended December 31, 2018 was $9.2 million.
A summary of stock-settled SARs activity as of December 31, 2018 and changes during the year then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2018	1,494,458	$30.85
Exercised	(665,875)	$27.00
Expired or forfeited	(17,824)	$36.51
Outstanding at December 31, 2018	810,759	$33.88
Vested or expected to vest as of end of year	781,124	$33.73
Exercisable at end of year	618,935	$32.65

The stock-settled SARs vest over a one to four year period. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. For the year ended December 31, 2018, 665,875 stock-settled SARs were exercised resulting in 372,705 shares being issued. As of December 31, 2018, there was $0.3 million of total unrecognized compensation cost related to stock-settled SARs outstanding. The weighted-average period over which this unrecognized expense is expected to be recognized is 1.5 years. Aggregate intrinsic value of the stock-settled SARs at December 31, 2018 was $27.1 million. The remaining weighted average contractual term at December 31, 2018 was 2.48 years.

A summary of cash-settled SARs activity as of December 31, 2018 and changes during the year then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2018	189,568	$28.95
Exercised	(128,572)	$28.31
Expired or forfeited	(2,568)	$21.23
Outstanding at December 31, 2018	58,428	$30.71

As of December 31, 2018, all the cash-settled SARs are fully vested. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We account for the cash-settled SARs as liability awards, which require the awards to be revalued at each reporting period. For the year ended December 31, 2018, 128,572 cash-settled SARs were exercised resulting in $4.3 million in cash payments. Aggregate intrinsic value of the cash-settled SARs at December 31, 2018 was $2.1 million. The liability for cash-settled SARs was $2.1 million and $5.7 million at December 31, 2018 and 2017, respectively.
Included in the total shares outstanding at December 31, 2018 are 307,335 restricted shares whose vesting is contingent on the employee meeting defined performance conditions. Employees have a specified time period in which to meet the performance condition (typically one year) and forfeit the grant (on a pro rata basis) if the performance conditions are not met in the specified time frame. We evaluate the likelihood of the employee completing the performance condition and include this estimate in the determination of the forfeiture factor for the grants.
Employees Share Purchase Plans
We have established an employee stock purchase plan for eligible employees (Argo Group’s 2007 Employee Share Purchase Plan). Under this plan, newly issued shares of our common stock may be purchased over an offering period of three months at 85% of the lower of the market value on the first day of the offering period or on the designated purchase date at the end of the offering period. We have also established a Save As You Earn Plan for our United Kingdom employees. Under this plan, newly issued shares of our common stock may be purchased over an offering period of three or five years at 85% of the market value of the common shares on the first day of the offering period. Expense recognized under these plans for the years ended December 31, 2018, 2017 and 2016 was $0.4 million, $0.4 million and $0.3 million, respectively.
14.Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses were as follows:

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Commissions	$280.4	$255.9	$234.0
General expenses	351.7	359.1	292.1
Premium taxes, boards and bureaus	32.5	32.3	25.2
	664.6	647.3	551.3
Net deferral of policy acquisition costs	(9.9)	(11.9)	(4.3)
Total underwriting, acquisition and insurance expenses	$654.7	$635.4	$547.0
15.Income Taxes
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
We have subsidiaries based in the United Kingdom that are subject to the tax laws of that country. Under current law, these subsidiaries are taxed at the applicable corporate tax rates. Eight of the United Kingdom subsidiaries are deemed to be engaged in business in the

United States, and therefore, are subject to United States corporate tax in respect of a proportion of their United States underwriting business only. As such, these subsidiaries are now subject to the minimum BEAT computation imposed by the TCJA on this underwriting business. Relief, exclusive of any BEAT, is available against the United Kingdom tax liabilities in respect of overseas taxes paid that arise from the underwriting business. Our United Kingdom subsidiaries file separate United Kingdom income tax returns.
We have subsidiaries based in the United States that are subject to United States tax laws. Under current law, these subsidiaries are taxed at the applicable corporate tax rates. Our United States subsidiaries generally file a consolidated United States federal income tax return.
We also have operations in Belgium, Brazil, France, Ireland, Italy, Malta, Spain, and Switzerland, which also are subject to income taxes imposed by the jurisdiction in which they operate. We have operations in Barbados and the United Arab Emirates, which are not subject to income tax under the laws of those countries.

In 2017, the SEC issued Staff Accounting Bulletin (“SAB”) No. 118 which permitted the recording of provisional amounts related to the impact of the U.S. Tax Cuts and Jobs Act of 2017 (the “TCJA”) during a measurement period not to exceed one year from the enactment date of the TCJA. In 2017 and 2018 we recorded provisional amounts for certain enactment-date effects of the TCJA by applying guidance in SAB 118 because we had not yet completed the enactment-date accounting for these effects. Upon further analysis of the TCJA and notices and regulations issued and proposed by the United States Department of Treasury and the Internal Revenue Service, we finalized our calculations and completed our accounting for the enactment-date income tax effects of the TCJA in December 2018. Our accounting for these items is now complete. Current period adjustments related to the provisional items were immaterial.

The following table presents the components of income tax (benefit) provision expense included in the amounts reported in our consolidated financial statements:

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Current income tax (benefit) provision related to:
United States	$13.4	$(0.3)	$30.4
United Kingdom	3.2	7.6	3.9
Other jurisdictions	0.1	0.2	2.0
Total current income tax provision	16.7	7.5	36.3
Deferred income tax (benefit) provision related to:
United States	(13.8)	(0.3)	3.3
United Kingdom	1.1	(17.6)	(4.4)
Other jurisdictions	0.1	—	—
Total deferred income tax (benefit) provision	(12.6)	(17.9)	(1.1)
Income tax (benefit) provision	$4.1	$(10.4)	$35.2

Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the years ended December 31, 2018, 2017 and 2016, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

(in millions)	2018				2017			2016
	Pre-Tax Income (Loss)		Effective Tax Rate		Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$26.0		—%		$30.2		—%	$99.6		—%
United States	13.9		(5.5)%		67.5		(0.9)%	115.2		29.2%
United Kingdom	25.0		18.8%		(53.8)		18.7%	(34.8)		1.2%
Belgium	—	(1)	—%	(3)	0.1		75.0%	(0.1)		23.2%
Brazil	(0.5)		—%		0.8		—%	0.6		—%
United Arab Emirates	0.8		—%		0.2		—%	—	(1)	—%
Ireland (2)	(0.2)		—%		(0.2)		—%	(0.2)		5.0%
Italy	0.9		—%		—		—%	—		—%
Malta	1.7		—%		0.3		—%	1.6		0.3%
Luxembourg	—	(1)	—%		(5.2)		—%	—		—%
Switzerland	0.1		18.4%		—	(1)	21.1%	—	(1)	—%
Pre-tax income	$67.7		6.1%		$39.9		(26.1)%	$181.9		19.4%
(1) Pre-tax income for the respective year was less than $0.1 million.
(2) Effective tax rate of 5 percent on intercompany dividends of $40.0 million for the year ended December 31, 2016.  Dividends eliminated in consolidation.
(3) Not Meaningful
Our effective tax rate may vary significantly from period to period depending on the jurisdiction generating the pre-tax income (loss) and its corresponding statutory tax rate. The geographic distribution of pre-tax income (loss) can fluctuate significantly between periods given the inherent nature of our business. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Income tax provision at expected rate	$8.2	$12.7	$34.1
Tax effect of:
Nontaxable investment income	(1.9)	(4.7)	(5.5)
Foreign exchange adjustments	(0.6)	2.1	5.3
Withholding taxes	0.4	0.4	2.4
Change in valuation allowance	(1.5)	(0.9)	0.7
Impact of change in tax rate related to TCJA	(1.6)	(20.2)	—
Other	1.1	0.2	(1.8)
Income tax provision	$4.1	$(10.4)	$35.2

The net deferred tax liability comprises the tax effects of temporary differences related to the following assets and liabilities:

	December 31,
(in millions)	2018	2017
Deferred tax assets:
Losses and loss adjustment expense reserve discounting	$19.3	$17.2
Unearned premiums	23.2	21.4
Net operating loss carryforwards	31.6	21.9
Investment in Limited Partnership Interests	12.0	10.4
Unrealized losses on fixed maturities and other investment securities	9.0	—
Impairment of investment values	2.2	4.0
Accrued bonus	4.5	2.6
Stock option expense	1.7	2.0
United Kingdom underwriting results	—	3.8
Other	8.0	9.6
Deferred tax assets, gross	111.5	92.9
Deferred tax liabilities:
Unrealized gains on equity securities	(13.1)	(30.5)
Unrealized gains on fixed maturities and other investment securities	—	(5.0)
Unrealized gains on limited partnership interests	(17.3)	(14.6)
Depreciable fixed assets	(27.0)	(22.5)
Deferred acquisition costs	(18.1)	(16.9)
TCJA reserve transitional liability	(4.5)	(5.5)
United Kingdom underwriting results	(0.6)	—
Other	(7.2)	(9.1)
Deferred tax liabilities, gross	(87.8)	(104.1)
Deferred tax (liabilities) assets, net before valuation allowance	$23.7	$(11.2)
Valuation allowance	(29.9)	(20.1)
Deferred tax liabilities, net	$(6.2)	$(31.3)
Net deferred tax (liabilities) assets - Other jurisdictions	$(0.6)	$1.2
Net deferred tax liabilities - United States	(5.6)	(32.5)
Deferred tax liabilities, net	$(6.2)	$(31.3)
Our gross deferred tax assets (liabilities) are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future taxable income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of future taxable income sufficient to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally for our U.S. property and casualty insurers two years for net operating losses and for all our U.S. subsidiaries three years for capital losses. If a company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. The net change in valuation allowance for deferred tax assets was an increase of $9.8 million in 2018, relating to the items discussed below. Based upon a review of our available evidence, both positive and negative discussed above, our management concluded that it is more-likely-than-not that the other deferred tax assets will be realized.

Management has determined that a valuation allowance is required for a portion of the tax-effected net operating loss carryforward included as part of the United States consolidated group of $6.6 million generated from PXRE Corporation and for the tax effected net operating loss carryforward of $0.6 million from ARIS. The valuation allowances have been established pursuant to Internal Revenue Code Section 382 limits regarding the application of net operating loss carryforwards following an ownership change. The loss carryforwards available per year for both of these items are $2.8 million, as required by Internal Revenue Code Section 382.

Furthermore, due to cumulative losses incurred since inception, management has concluded that a valuation allowance is required for the full amount of the tax-effected net operating losses generated by our Brazil and Malta entities. Valuation allowances were acquired in our 2017 Ariel Re transaction as well as in the 2018 Ariscom transaction.

Accordingly, a valuation allowance is required as of December 31, 2018 of which $6.5 million relates to Brazil operations, $1.9 million relates to Malta operations, $1.4 million relates to Ariel Re operations, and $12.9 million relates to Ariscom, which is attributable to net operating loss ("NOL") carryforwards created before our acquisition of the entity and recorded as part of purchase accounting.

For tax return purposes, as of December 31, 2018, we had NOL carryforwards in Brazil, Italy, Malta, and the United States. The amount and timing of realizing the benefits of NOL carryforwards depend on future taxable income and limitation imposed by tax laws. Only a portion of the United States NOL carryforwards has been recognized as mentioned above in the consolidated financial statements and is included in net deferred tax liabilities. The NOL amounts by jurisdiction and year of expiration are as follows:

(in millions)	December 31, 2018	Expiration
Net operating loss carryforwards by jurisdiction
Brazil	$11.5	Indefinite
Italy	41.0	Indefinite
Malta	5.5	Indefinite
United States	48.9	2025 - 2037
For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. We had no material unrecognized tax benefits as of December 31, 2018, 2017 and 2016. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2014. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2016.
16.Pension Benefits and Savings Plans
Argo Group U.S. sponsors a qualified defined benefit plan and non-qualified unfunded supplemental defined benefit plans, all of which were curtailed effective February 2004. As of December 31, 2018 and 2017, the qualified pension plan was underfunded by $3.5 million and $2.7 million, respectively. The non-qualified pension plans were unfunded by $2.0 million and $2.2 million at December 31, 2018 and 2017, respectively. Underfunded and unfunded amounts are included in “Other liabilities” in our Consolidated Balance Sheets. Based on the current funding status of the pension plan, effects of the curtailment and expected changes in pension plan asset values and pension obligations, we do not believe any significant funding of the pension plan will be required during the year ending December 31, 2019. Net periodic benefit costs were minimal for the year ended December 31, 2018. Net periodic benefit cost were $0.2 million and $0.1 million for the years ended December 31, 2017 and 2016, respectively.
Substantially all of our employees are either eligible or mandated by applicable laws to participate in employee savings plans. Under these plans, a percentage of the employee’s pay may be or is mandated based on applicable laws to be contributed to various savings alternatives. The plans also call for our contributions under several formulae. Charges to income related to our contributions were $7.9 million, $7.0 million and $6.0 million in 2018, 2017 and 2016, respectively.
17.Commitments and Contingencies
Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of legal counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.
We have contractual commitments to invest up to $120.5 million related to our limited partnership investments at December 31, 2018. These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time, not to exceed thirteen years.

18.Leases
We lease office space and other equipment under lease agreements that expire at various intervals and are subject to renewal options at market rates prevailing at the time of renewal. At December 31, 2018, the future minimum payments under non-cancelable operating leases are as follows:

(in millions)	Amount Due
2019	$18.7
2020	18.6
2021	17.5
2022	14.7
2023	12.3
Thereafter	80.1
Total	$161.9
We incurred lease expense of $21.6 million, $21.0 million and $12.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
19.Segment Information
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
Revenue and income before income taxes for each segment were as follows:

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Revenue:
Earned premiums
U.S. Operations	$1,078.9	$936.6	$849.5
International Operations	652.5	635.8	560.9
Run-off Lines	0.3	(0.1)	0.4
Total earned premiums	1,731.7	1,572.3	1,410.8
Net investment income
U.S. Operations	82.9	87.2	71.9
International Operations	32.9	32.7	28.7
Run-off Lines	8.1	9.3	11.3
Corporate and Other	9.2	10.8	3.2
Total net investment income	133.1	140.0	115.1
Fee and other income	9.0	22.5	24.5
Net realized investment (losses) gains	(72.0)	39.3	26.1
Total revenue	$1,801.8	$1,774.1	$1,576.5

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Income before income taxes
U.S. Operations	$161.4	$169.4	$174.4
International Operations	32.9	(86.7)	51.6
Run-off Lines	(9.3)	(17.9)	(15.2)
Total segment income before taxes	185.0	64.8	210.8
Corporate and Other	(45.3)	(64.2)	(55.0)
Net realized investment (losses) gains	(72.0)	39.3	26.1
Total income before income taxes	$67.7	$39.9	$181.9
The table below presents earned premiums by geographic location. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Years Ended December 31,
(in millions)	2018	2017	2016
United States	$1,073.1	$930.8	$850.0
United Kingdom	455.8	489.3	406.9
Bermuda	85.4	92.1	112.6
Malta	61.0	11.1	2.1
All other jurisdictions	56.4	49.0	39.2
Total earned premiums	$1,731.7	$1,572.3	$1,410.8
The following table represents identifiable assets:

	December 31,
(in millions)	2018	2017
U.S. Operations	$4,707.8	$4,298.4
International Operations	3,984.7	3,553.8
Run-off Lines	444.8	449.6
Corporate and Other	420.9	462.2
Total	$9,558.2	$8,764.0

Included in total assets at December 31, 2018 and 2017 are $880.4 million and $731.8 million, respectively, in assets associated with trade capital providers.
The following table represents goodwill and intangible assets, net of accumulated amortization as of December 31:

	Goodwill		Intangible Assets, Net of Accumulated Amortization
(in millions)	2018	2017	2018	2017
U.S. Operations	$123.5	$123.5	$0.5	$1.5
International Operations	53.5	37.9	93.0	95.3
Total	$177.0	$161.4	$93.5	$96.8

20.Statutory Accounting Principles
Financial Information
The statutory capital and surplus for our principal operating subsidiaries was as follows:

Statutory capital and surplus (1)	December 31,
(in millions)	2018	2017
Bermuda	$1,451.3	$1,489.1
United Kingdom (2)	357.3	330.3
United States	1,003.8	992.8
(1) Such amounts include ownership interests in affiliate insurance and reinsurance subsidiaries.
(2) Capital on deposit with Lloyd’s in U.S. Dollars
The statutory net income (loss) for our principal operating subsidiaries was as follows:

Statutory net income (loss) (1)	For the Years Ended December 31,
(in millions)	2018	2017	2016
Bermuda	$47.4	$55.1	$158.2
United Kingdom (2)	(9.5)	(95.5)	1.8
United States	110.8	57.0	99.0
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
The payment of dividends to our shareholders is governed by the Bermuda Companies Act of 1981, as amended, which permits the payment of dividends so long as (i) we are not, or would not be after the payment, unable to pay our liabilities as they become due and (ii) the realizable value of our assets is in excess of our liabilities after taking such payment into account. In light of these restrictions, we have no material restrictions on dividend payments that may be made to our shareholders at December 31, 2018.
Argo Re is the direct subsidiary of Argo Group, and therefore, has direct dividend paying capabilities to the parent.
As of December 31, 2018, Argo Re’s solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Insurance Act. As of December 31, 2018 and 2017, the minimum statutory capital and surplus required to be maintained by Argo Re was $320.4 million and $403.8 million, respectively.
Argo Re is generally prohibited from declaring or paying, in any financial year, dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Bermuda Monetary Authority (“BMA”) an affidavit signed by at least two directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio. Argo Re may not reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Based on these regulatory restrictions, the maximum amount available for payment of dividends to Argo Group by Argo Re during 2018 without prior regulatory approval is $362.8 million.
In 2018 and 2016, Argo Re paid a cash dividend of $36.5 million and $41.0 million, respectively, to Argo Group. The proceeds of the dividends were used to repay intercompany balances related primarily to the funding of dividend and interest payments and other corporate expenses. In 2017, Argo Re did not pay a dividend to Argo Group.

Our U.S. insurance subsidiaries file financial statements prepared in accordance with statutory accounting principles prescribed or permitted by insurance regulatory authorities of the state in which they are underwriting business. The differences between statutory-based financial statements and financial statements prepared in accordance with GAAP vary between jurisdictions. The principal differences are that for statutory-based financial statements, deferred policy acquisition costs are not recognized, a portion of the deferred federal income tax asset is non-admitted, bonds are generally carried at amortized cost, certain assets are non-admitted and charged directly to surplus, a collectability allowance related to reinsurance recoverables is charged directly to surplus and outstanding losses and unearned premium are presented net of reinsurance.
As an intermediate insurance holding company, Argo Group U.S. is largely dependent on dividends and other permitted payments from its insurance subsidiaries to service its debt, fund operating expenses and pay dividends to Argo Ireland. Various state insurance laws restrict the amount that may be transferred to Argo Group U.S. from its subsidiaries in the form of dividends without prior approval of regulatory authorities. In addition, that portion of the insurance subsidiaries’ net equity that results from the difference between statutory insurance principles and GAAP would not be available for dividends.
In December 2018, Argo Group U.S. received an ordinary dividend in the amount of $20.0 million in cash from Rockwood. In December 2016, Argo Group U.S. received an ordinary dividend in the amount of $18.1 million in cash from Rockwood. In December 2016, Argo Group U.S. received an ordinary dividend of $41.6 million from Argonaut Insurance Company. In March 2016, Argo Group U.S. received an ordinary dividend of $35.0 million, in the form of $19.9 million in cash and $15.1 million in securities, from Colony. Argo Group U.S. did not receive dividends from its subsidiaries in 2017.
Argonaut Insurance Company is a direct subsidiary of Argo Group U.S. and is regulated by the Illinois Division of Insurance. During 2019, Argonaut Insurance Company may be permitted to pay dividends of up to $89.6 million without approval from the Illinois Division of Insurance. Rockwood, a direct subsidiary of Argo Group U.S., is regulated by the Pennsylvania Department of Insurance. Rockwood may be permitted to pay dividends of up to $12.6 million without approval from the Pennsylvania Department of Insurance during 2019. Each department of insurance may require prior approval for the payment of all dividends, based on business and regulatory conditions of the insurance companies.
During 2016 we realigned our internal ownership structure so that Colony became a direct subsidiary of Argonaut Insurance Company. Prior to 2016, Colony had been a direct subsidiary of Argo Group U.S.
Argo Underwriting Agency Ltd. (“AUA”) is our wholly-owned subsidiary through which we conduct the operations of Syndicates 1200 and 1910. Dividend payments from AUA to the immediate parent are not restricted by regulatory authority. Dividend payments will be subject to the earnings, operations, financial condition, capital and general business requirements of AUA.
During 2018 we realigned out internal ownership structure so that Ariel Corporate Member Ltd. ("ACML") became a direct subsidiary of AUA. Prior to 2018, ACML had been a subsidiary of Maybrooke Holdings, S.A.
Certain assets of our subsidiaries are pledged to regulatory agencies, serve as collateral for letters of credit or are assigned as the assets of the trade capital providers of our Lloyd’s syndicate, and therefore, are not available funds that may be paid up as dividends to Argo Group. See Note 3, “Investments” and Note 19, “Segment Information” for further discussion.
21.Insurance Assessments
We are required to participate in statutorily created insolvency guarantee and weather-related loss protection associations in all states in the U.S. where we are authorized to transact business. These associations were formed for the purpose of paying the claims of insolvent companies. We are assessed a pro-rata share of such claims based upon our premium writings, subject to a maximum annual assessment per line of insurance. Certain of these assessments can be recovered through premium tax offsets or policy surcharges. We do not believe that assessments on current insolvencies will have a material impact on our financial condition or results of operations. We have accrued assessments of $6.4 million and $4.8 million at December 31, 2018 and 2017, respectively.
22.Transactions with Related Parties

In 2013, our Surety unit received a submission through its established broker network to issue approximately $13 million of surety bonds on behalf of Kinetica Partners, LLC (“Kinetica”) in connection with a Gulf of Mexico pipeline project.  Mr. Gary Woods, Chairman of our Board of Directors, is also the Chairman of the Board of Directors of Kinetica, and beneficially owns 10% of Kinetica through a family trust.  The submission was underwritten, priced and bound in the ordinary course of business by the Surety unit.  The terms and conditions of the surety bonds that were issued and the premium charged to Kinetica for issuance of the bonds, were consistent with those routinely applied and charged for similarly situated risks bound for unrelated third-parties.  As of December 31, 2018, the surety bonds were still outstanding.  Per the Surety unit’s standard requirements in connection with the issuance of surety bonds, Kinetica and Mr. Woods, in his personal capacity, among others, executed our Surety unit’s standard form of indemnity agreement holding our Surety unit harmless against any and all losses and expenses incurred resulting from the issuance of the surety bonds.
23.Unaudited Quarterly Financial Data
The following tables represent unaudited quarterly financial data for the years ended December 31, 2018 and 2017. In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods have been made.

(in millions, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2018
Earned premiums	$414.7	$417.7	$446.9	$452.4	$1,731.7
Losses and loss adjustment expenses	237.2	245.5	277.5	280.6	1,040.8
Underwriting, acquisition and insurance expenses	160.2	156.8	168.0	169.7	654.7
Underwriting income	17.3	15.4	1.4	2.1	36.2
Net income (loss) before income taxes	25.0	57.1	45.3	(59.7)	67.7
Net income (loss)	24.8	41.8	40.6	(43.6)	63.6
Net income (loss) per common share:
Basic (1)	$0.73	$1.23	$1.20	$(1.29)	$1.87
Diluted (1)	$0.71	$1.20	$1.17	$(1.29)	$1.83
Dividends per common share	$0.27	$0.27	$0.27	$0.27	$1.08

(in millions, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2017
Earned premiums	$379.4	$399.1	$389.3	$404.5	$1,572.3
Losses and loss adjustment expenses	222.5	230.6	326.4	270.7	1,050.2
Underwriting, acquisition and insurance expenses	153.6	154.7	166.1	161.0	635.4
Underwriting income (loss)	3.3	13.8	(103.2)	(27.2)	(113.3)
Net income (loss) before income taxes	42.7	50.8	(65.9)	12.3	39.9
Net income (loss)	36.7	46.0	(61.3)	28.9	50.3
Net income (loss) per common share (2):
Basic (1)	$1.06	$1.32	$(1.78)	$0.85	$1.46
Diluted (1)	$1.03	$1.29	$(1.78)	$0.83	$1.42
Dividends per common share (2)	$0.23	$0.23	$0.24	$0.24	$0.94

(1) Basic and diluted net income per common share are computed independently for each quarter and full year based on the respective average number of common shares outstanding; therefore, the sum of the quarterly net income per common share data may not equal the net income per common share for the year.
(2) On February 20, 2018, our Board of Directors declared at 15% stock dividend, payable on March 21, 2018, to shareholders of record at the close of business on March 7, 2018. The net income (loss) per common share and dividends declared per share have been adjusted to reflect the effect of the stock dividend
24.Senior Unsecured Fixed Rate Notes
In September 2012, Argo Group (the “Parent Guarantor”), through its subsidiary Argo Group U.S. (the “Subsidiary Issuer”), issued $143,750,000 aggregate principal amount of the Subsidiary Issuer’s 6.5% Senior Notes due September 15, 2042 (the “Notes”). The Notes are unsecured and unsubordinated obligations of the Subsidiary Issuer and rank equally in right of payment with all of the Subsidiary Issuer’s other unsecured and unsubordinated debt. The Notes are guaranteed on a full and unconditional senior unsecured basis by the Parent Guarantor. The Notes may be redeemed, for cash, in whole or in part, on or after September 15, 2017, at the Subsidiary Issuer’s option, at any time and from time to time, prior to maturity at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date.

In accordance with ASU 2015-3, “Simplifying the Presentation of Debt Issuance Costs” (Topic 835), we present the unamortized debt issuance costs in the balance sheet as a direct deduction from the carrying value of the debt liability. At December 31, 2018 and 2017, the Notes consisted of the following:

(in millions)	December 31, 2018	December 31, 2017
Senior unsecured fixed rate notes
Principal	$143.8	$143.8
Less: unamortized debt issuance costs	(4.0)	(4.2)
Senior unsecured fixed rate notes, less unamortized debt issuance costs	$139.8	$139.6

In accordance with Article 10 of SEC Regulation S-X, we have elected to present condensed consolidating financial information in lieu of separate financial statements for the Subsidiary Issuer. The following tables present condensed consolidating financial information at December 31, 2018 and 2017 and for the three years ended December 31, 2018, 2017 and 2016 of the Parent Guarantor and the Subsidiary Issuer. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.
The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations and cash flows of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2018
(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$3.8	$3,175.9	$1,607.3	$—	$4,787.0
Cash	1.7	31.7	105.8	—	139.2
Accrued investment income	—	20.3	6.9	—	27.2
Premiums receivable	—	229.5	420.4	—	649.9
Reinsurance recoverables	—	1,635.2	1,053.1	—	2,688.3
Goodwill and other intangible assets, net	41.9	123.8	104.8	—	270.5
Current income taxes receivable, net	—	9.1	(0.9)	—	8.2
Deferred acquisition costs, net	—	86.2	81.1	—	167.3
Ceded unearned premiums	—	250.4	207.3	—	457.7
Other assets	15.7	165.3	181.9	—	362.9
Intercompany note receivable	—	53.7	(53.7)	—	—
Investments in subsidiaries	1,852.7	—	—	(1,852.7)	—
Total assets	$1,915.8	$5,781.1	$3,714.0	$(1,852.7)	$9,558.2
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,771.4	$1,883.2	$—	$4,654.6
Unearned premiums	—	797.4	503.5	—	1,300.9
Funds held and ceded reinsurance payable, net	—	739.3	268.4	—	1,007.7
Debt	153.4	284.7	142.1	—	580.2
Deferred tax liabilities, net	—	5.6	0.6	—	6.2
Accrued underwriting expenses and other liabilities	7.2	112.4	142.3	—	261.9
Due to (from) affiliates	8.5	2.0	(2.0)	(8.5)	—
Intercompany note payable	—	19.1	(19.1)	—	—
Total liabilities	169.1	4,731.9	2,919.0	(8.5)	7,811.5
Total shareholders' equity	1,746.7	1,049.2	795.0	(1,844.2)	1,746.7
Total liabilities and shareholders' equity	$1,915.8	$5,781.1	$3,714.0	$(1,852.7)	$9,558.2

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2017
(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$0.4	$3,079.0	$1,663.5	$—	$4,742.9
Cash	0.9	47.8	127.9	—	176.6
Accrued investment income	—	18.0	5.5	—	23.5
Premiums receivable	—	216.5	382.1	—	598.6
Reinsurance recoverables	—	1,487.3	606.0	—	2,093.3
Goodwill and other intangible assets, net	43.2	124.9	90.1	—	258.2
Current income taxes receivable, net	—	2.4	(1.0)	—	1.4
Deferred acquisition costs, net	—	80.7	79.7	—	160.4
Ceded unearned premiums	—	198.5	201.0	—	399.5
Other assets	9.2	171.5	128.9	—	309.6
Intercompany note receivable	—	50.9	(50.9)	—	—
Investments in subsidiaries	1,940.0	—	—	(1,940.0)	—
Total assets	$1,993.7	$5,477.5	$3,232.8	$(1,940.0)	$8,764.0
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,483.9	$1,717.1	$—	$4,201.0
Unearned premiums	—	704.0	503.7	—	1,207.7
Funds held and ceded reinsurance payable, net	—	799.4	(22.7)	—	776.7
Long-term debt	153.4	284.5	142.8	—	580.7
Deferred tax liabilities, net	—	32.5	(1.2)	—	31.3
Accrued underwriting expenses and other liabilities	8.9	95.0	43.0	—	146.9
Due to (from) affiliates	11.7	(0.4)	0.4	(11.7)	—
Total liabilities	174.0	4,398.9	2,383.1	(11.7)	6,944.3
Total shareholders' equity	1,819.7	1,078.6	849.7	(1,928.3)	1,819.7
Total liabilities and shareholders' equity	$1,993.7	$5,477.5	$3,232.8	$(1,940.0)	$8,764.0

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2018
(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$861.9	$869.8	$—	$1,731.7
Net investment income (expense)	33.8	79.4	56.4	(36.5)	133.1
Fee and other income	—	4.4	4.6	—	9.0
Net realized investment gains (losses)	2.5	(51.3)	(20.5)	(2.7)	(72.0)
Total revenue	36.3	894.4	910.3	(39.2)	1,801.8
Expenses:
Losses and loss adjustment expenses	—	523.7	517.1	—	1,040.8
Underwriting, acquisition and insurance expenses	11.3	333.6	309.8	—	654.7
Interest expense	6.2	18.2	7.2	—	31.6
Fee and other expense	—	5.3	1.8	—	7.1
Foreign currency exchange losses (gains)	—	0.2	(0.3)	—	(0.1)
Total expenses	17.5	881.0	835.6	—	1,734.1
Income (loss)before income taxes	18.8	13.4	74.7	(39.2)	67.7
Provision for income taxes	—	(0.8)	4.9	—	4.1
Net income (loss) before equity in earnings of subsidiaries	18.8	14.2	69.8	(39.2)	63.6
Equity in undistributed earnings of subsidiaries	44.8	—	—	(44.8)	—
Net income	$63.6	$14.2	$69.8	$(84.0)	$63.6

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2017
(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$555.9	$1,016.4	$—	$1,572.3
Net investment (expense) income	(4.5)	87.5	57.0	—	140.0
Fee and other income	—	18.8	3.7	—	22.5
Net realized investment gains (losses)	0.4	40.8	(1.9)	—	39.3
Total revenue	(4.1)	703.0	1,075.2	—	1,774.1
Expenses:
Losses and loss adjustment expenses	—	337.9	712.3	—	1,050.2
Underwriting, acquisition and insurance expenses	14.3	266.6	354.5	—	635.4
Interest expense	4.3	17.2	6.2	—	27.7
Fee and other expense	—	12.4	2.2	—	14.6
Foreign currency exchange losses	0.1	0.1	6.1	—	6.3
Total expenses	18.7	634.2	1,081.3	—	1,734.2
(Loss) income before income taxes	(22.8)	68.8	(6.1)	—	39.9
Provision (benefit) for income taxes	—	(0.6)	(9.8)	—	(10.4)
Net (loss) income before equity in earnings of subsidiaries	(22.8)	69.4	3.7	—	50.3
Equity in undistributed earnings of subsidiaries	73.1	—	—	(73.1)	—
Net income	$50.3	$69.4	$3.7	$(73.1)	$50.3

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2016
(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$497.3	$913.5	$—	$1,410.8
Net investment income	37.2	78.9	40.0	(41.0)	115.1
Fee and other income	—	21.4	3.1	—	24.5
Net realized investment gains (losses)	0.6	50.0	(24.5)	—	26.1
Total revenue	37.8	647.6	932.1	(41.0)	1,576.5
Expenses:
Losses and loss adjustment expenses	—	290.4	519.7	—	810.1
Underwriting, acquisition and insurance expenses	12.8	204.4	329.8	—	547.0
Interest expense	1.4	15.8	2.4	—	19.6
Fee and other expense	—	21.7	0.7	—	22.4
Foreign currency exchange losses (gains)	—	0.2	(4.7)	—	(4.5)
Total expenses	14.2	532.5	847.9	—	1,394.6
Income before income taxes	23.6	115.1	84.2	(41.0)	181.9
Provision for income taxes	—	33.6	1.6	—	35.2
Net income before equity in earnings of subsidiaries	23.6	81.5	82.6	(41.0)	146.7
Equity in undistributed earnings of subsidiaries	123.1	—	—	(123.1)	—
Net income	$146.7	$81.5	$82.6	$(164.1)	$146.7

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR YEAR ENDED DECEMBER 31, 2018
(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$72.4	$182.4	$46.5	$—	$301.3
Cash flows from investing activities:
Proceeds from sales of investments	—	1,067.7	532.1	—	1,599.8
Maturities and mandatory calls of fixed maturity investments	—	344.9	73.7	—	418.6
Purchases of investments	—	(1,508.3)	(640.8)	—	(2,149.1)
Change in short-term investments and foreign regulatory deposits	(3.4)	(105.0)	(10.8)	—	(119.2)
Settlements of foreign currency exchange forward contracts	(0.5)	2.2	(3.2)	—	(1.5)
Cash included in acquisition of Ariscom	—	—	15.6	—	15.6
Purchases of fixed assets and other, net	(0.1)	(19.0)	(13.4)	—	(32.5)
Cash used in investing activities	(4.0)	(217.5)	(46.8)	—	(268.3)
Cash flows from financing activities:
Borrowing under the intercompany note	—	19.0	(19.0)	—	—
Activity under stock incentive plans	1.6	—	—	—	1.6
Repurchase of Company's common shares	(31.7)	—	—	—	(31.7)
Payment of cash dividend to common shareholders	(37.5)	—	—	—	(37.5)
Cash used in financing activities	(67.6)	19.0	(19.0)	—	(67.6)
Effect of exchange rate changes on cash	—	—	(2.8)	—	(2.8)
Change in cash	0.8	(16.1)	(22.1)	—	(37.4)
Cash, beginning of year	0.9	47.8	127.9	—	176.6
Cash, end of period	$1.7	$31.7	$105.8	$—	$139.2

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR YEAR ENDED DECEMBER 31, 2017
(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$20.8	$149.5	$(5.3)	$—	$165.0
Cash flows from investing activities:
Proceeds from sales of investments	—	809.5	920.4	—	1,729.9
Maturities and mandatory calls of fixed maturity investments	—	483.1	195.2	—	678.3
Purchases of investments	—	(1,495.6)	(1,165.2)	—	(2,660.8)
Change in short-term investments and foreign regulatory deposits	1.5	67.1	230.9	—	299.5
Settlements of foreign currency exchange forward contracts	0.9	(8.2)	4.4	—	(2.9)
Acquisition of subsidiaries, net of cash	(235.3)	—	130.1	—	(105.2)
Issuance of intercompany note, net	—	—	(120.0)	120.0	—
Purchases of fixed assets and other, net	(0.1)	(26.2)	(33.8)	—	(60.1)
Cash provided by (used in) investing activities	(233.0)	(170.3)	162.0	$120.0	(121.3)
Cash flows from financing activities:
Additional long-term borrowings	125.0	—	—	—	125.0
Borrowing under intercompany note, net	120.0	60.0	(60.0)	(120.0)	—
Activity under stock incentive plans	1.4	—	—	—	1.4
Repurchase of Company's common shares	(0.1)	(45.1)	—	—	(45.2)
Payment of cash dividend to common shareholders	(33.2)	—	—	—	(33.2)
Cash provided by (used in) financing activities	213.1	14.9	(60.0)	(120.0)	48.0
Effect of exchange rate changes on cash	—	—	(1.1)	—	(1.1)
Change in cash	0.9	(5.9)	95.6	—	90.6
Cash, beginning of year	—	53.7	32.3	—	86.0
Cash, end of period	$0.9	$47.8	$127.9	$—	$176.6

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR YEAR ENDED DECEMBER 31, 2016
(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$26.5	$72.3	$83.2	$—	$182.0
Cash flows from investing activities:
Proceeds from sales of investments	—	1,035.9	407.6	—	1,443.5
Maturities and mandatory calls of fixed maturity investments	—	543.2	459.5	—	1,002.7
Purchases of investments	—	(1,450.0)	(930.5)	—	(2,380.5)
Change in short-term investments and foreign regulatory deposits	(0.9)	(138.1)	(56.2)	—	(195.2)
Settlements of foreign currency exchange forward contracts	—	—	(5.4)	—	(5.4)
Purchases of fixed assets and other, net	—	(11.3)	1.1	—	(10.2)
Cash provided by (used in) investing activities	(0.9)	(20.3)	(123.9)	—	(145.1)
Cash flows from financing activities:
Activity under stock incentive plans	1.0	—	—	—	1.0
Repurchase of Company's common shares	—	(47.1)	—	—	(47.1)
Payment of cash dividend to common shareholders	(26.6)	—	—	—	(26.6)
Intercompany cash dividend	—	(40.0)	40.0	—	—
Cash provided by (used in) financing activities	(25.6)	(87.1)	40.0	—	(72.7)
Effect of exchange rate changes on cash	—	—	0.1	—	0.1
Change in cash	—	(35.1)	(0.6)	—	(35.7)
Cash, beginning of year	—	88.8	32.9	—	121.7
Cash, end of year	$—	$53.7	$32.3	$—	$86.0

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

BALANCE SHEETS	December 31,
	2018	2017
Assets
Short-term investments	$3.8	$0.4
Investment in subsidiaries	1,852.7	1,940.0
Cash	1.7	0.9
Goodwill and other intangible assets, net	41.9	43.2
Other assets	15.7	9.2
Total assets	$1,915.8	$1,993.7

Liabilities and Shareholders' Equity
Junior subordinated debentures	$28.4	$28.4
Other indebtedness	125.0	125.0
Accrued underwriting expenses and other liabilities	7.2	8.9
Due to subsidiaries	8.5	11.7
Total liabilities	169.1	174.0
Shareholders' equity	1,746.7	1,819.7
Total liabilities and shareholders' equity	$1,915.8	$1,993.7

STATEMENTS OF INCOME	For the Years Ended December 31,
	2018	2017	2016
Revenue:
Net investment income (expense) (1)	$33.8	$(4.5)	$37.2
Net realized investment gains	2.5	0.4	0.6
Total revenue	36.3	(4.1)	37.8
Expenses:
Interest expense	6.2	4.3	1.4
Other expenses	11.3	14.3	12.8
Foreign currency exchange loss	—	0.1	—
Total expenses	17.5	18.7	14.2
Net income before equity in earnings of subsidiaries (2)	18.8	(22.8)	23.6
Equity in undistributed earnings of subsidiaries	44.8	73.1	123.1
Net income	$63.6	$50.3	$146.7

(1)	For the year ended December 31, 2018 and 2016, net investment income includes intercompany dividends of $36.5 million and $41.0 million, respectively.

(2)	Argo Group International Holdings, Ltd. is not subject to taxation.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

STATEMENTS OF CASH FLOWS	For the Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$63.6	$50.3	$146.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	1.4	1.3	0.2
Share-based payments expense	7.0	3.3	4.2
Net realized investment and other gains	(2.5)	(0.4)	(0.6)
Undistributed earnings of subsidiaries	(44.8)	(73.1)	(123.1)
Change in:
Prepaid assets	(2.3)	(0.3)	(0.2)
Accrued underwriting expenses	(4.4)	(2.3)	0.9
Due to subsidiaries	57.6	48.1	(0.6)
Other, net	(3.2)	(6.1)	(1.0)
Cash provided by operating activities	72.4	20.8	26.5
Cash flows from investing activities:
Change in short-term investments	(3.4)	1.5	(0.9)
Settlements of foreign currency exchange forward contracts	(0.5)	0.9	—
Acquisition of subsidiaries, net of cash	—	(235.3)	—
Purchases of fixed assets and other, net	(0.1)	(0.1)	—
Cash used in investing activities	(4.0)	(233.0)	(0.9)
Cash flows from financing activities:
Additional borrowings	—	125.0	—
Borrowings under intercompany note payable, net	—	120.0	—
Activity under stock incentive plans	1.6	1.4	1.0
Repurchase of Company's common shares	(31.7)	(0.1)	—
Payment of cash dividend to common shareholders	(37.5)	(33.2)	(26.6)
Cash (used in) provided by financing activities	(67.6)	213.1	(25.6)
Change in cash	0.8	0.9	—
Cash, beginning of year	0.9	—	—
Cash, end of year	$1.7	$0.9	$—

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
SCHEDULE III
SUPPLEMENTAL INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(in millions)

Segment	DAC (a)	Reserves for Losses and Loss Adjustment Expenses (b)	UPR (c)	Premium Revenue (d)	Net Investment Income (l)	Loss & LAE (e)	Amortization (Deferral) DAC (f) (2)	Other Operating Expenses (3)	Net Premiums Written (g)
Year Ended December 31, 2018
U.S. Operations	87.2	2,498.9	793.3	1,078.9	82.9	628.2	(6.4)	361.2	1,125.7
International Operations	80.1	1,890.1	507.6	652.5	32.9	400.3	(3.5)	249.3	639.5
Run-off Lines	—	265.6	—	0.3	8.1	12.3	—	3.9	0.3
Corporate and Other	—	—	—	—	9.2	—	—	50.2	—
Total	$167.3	$4,654.6	$1,300.9	$1,731.7	$133.1	$1,040.8	$(9.9)	$664.6	$1,765.5
Year Ended December 31, 2017
U.S. Operations	80.8	2,196.1	695.1	936.6	87.2	528.1	(17.3)	336.4	1,031.8
International Operations	79.6	1,723.0	512.6	635.8	32.7	504.8	5.4	236.8	621.7
Run-off Lines	—	281.9	—	(0.1)	9.3	17.3	—	8.3	—
Corporate and Other	—	—	—	—	10.8	—	—	65.8	—
Total	$160.4	$4,201.0	$1,207.7	$1,572.3	$140.0	$1,050.2	$(11.9)	$647.3	$1,653.5
Year Ended December 31, 2016
U.S. Operations	63.5	2,028.4	575.4	849.5	71.9	467.5	(5.1)	275.6	883.5
International Operations	75.6	1,031.5	394.6	560.9	28.7	324.0	0.8	210.3	556.4
Run-off Lines	—	290.9	—	0.4	11.3	18.6	—	6.9	0.3
Corporate and Other	—	—	—	—	3.2	—	—	58.5	—
Total	$139.1	$3,350.8	$970.0	$1,410.8	$115.1	$810.1	$(4.3)	$551.3	$1,440.2
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

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at Beginning of Year	Charged to Cost and Expense	Capital Loss Carryforward	Net Operating Loss Carryforward	Charged to Other Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2018
Deducted from assets:
Valuation allowance for deferred tax asset	$20.1	$(1.5)	$—	$11.3	$—	$—	$29.9
Year Ended December 31, 2017
Deducted from assets:
Valuation allowance for deferred tax asset	$23.5	$(6.2)	$—	$2.7	$0.1	$—	$20.1
Year Ended December 31, 2016
Deducted from assets:
Valuation allowance for deferred tax asset	$22.8	$(1.0)	$—	$—	$1.7	$—	$23.5

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
SCHEDULE VI
SUPPLEMENTAL INFORMATION FOR PROPERTY-CASUALTY INSURANCE COMPANIES
(in millions)

	For the Years Ended December 31,
	2018	2017	2016
Deferred acquisition costs	$167.3	$160.4	$139.1
Reserves for losses and loss adjustment expenses	$4,654.6	$4,201.0	$3,350.8
Unamortized discount in reserves for losses	$16.9	$17.6	$19.4
Unearned premiums	$1,300.9	$1,207.7	$970.0
Premiums earned	$1,731.7	$1,572.3	$1,410.8
Net investment income	$133.1	$140.0	$115.1
Losses and loss adjustment expenses incurred:
Current year	$1,058.8	$1,058.4	$843.4
Prior years	(18.0)	(8.2)	(33.3)
Losses and loss adjustment expenses incurred	$1,040.8	$1,050.2	$810.1
Deferral of policy acquisition costs (1)	$(9.9)	$(11.9)	$(4.3)
Paid losses and loss adjustment expenses, net of reinsurance	$938.9	$889.4	$716.5
Gross premiums written	$2,955.2	$2,697.2	$2,164.8
(1) The amortization (deferral) of policy acquisition costs will not equal the change in the balance sheet. For further discussion, see Note 1, “Business and Significant Accounting Policies.”