Form 10-Q
period 2019-03-31
Argo Group International Holdings, Ltd.
filed 2019-05-08
CIK 1091748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2019
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number: 1-15259
ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0214719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
110 Pitts Bay Road Pembroke HM08 Bermuda	P.O. Box HM 1282 Hamilton HM FX Bermuda
(Address of principal executive offices)	(Mailing address)
(441) 296-5858
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value of $1.00 per share	ARGO	New York Stock Exchange
Guarantee of Argo Group U.S., Inc. 6.500% Senior Notes due 2042	ARGD	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding (net of treasury shares) of each of the issuer’s classes of common shares as of May 6, 2019.

Title	Outstanding
Common Shares, par value $1.00 per share	34,105,100

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares and per share amounts)

	March 31, 2019	December 31, 2018 *
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost: 2019 - $3,580.1; 2018 - $3,529.1)	$3,573.3	$3,460.4
Equity securities, at fair value (cost: 2019 - $305.2; 2018 - $310.6)	403.2	354.5
Other investments (cost: 2019 - $473.7; 2018 - $482.0)	483.3	489.8
Short-term investments, at fair value (cost: 2019 - $444.1; 2018 - $482.3)	443.7	482.3
Total investments	4,903.5	4,787.0
Cash	152.7	139.2
Accrued investment income	27.5	27.2
Premiums receivable	673.2	649.9
Reinsurance recoverables	2,661.4	2,688.3
Goodwill	177.0	177.0
Intangible assets, net of accumulated amortization	93.1	93.5
Current income taxes receivable, net	5.0	8.2
Deferred acquisition costs, net	167.9	167.3
Ceded unearned premiums	562.5	457.7
Operating lease right-of-use assets	115.3	—
Other assets	415.4	362.9
Total assets	$9,954.5	$9,558.2
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$4,668.9	$4,654.6
Unearned premiums	1,344.5	1,300.9
Accrued underwriting expenses and other liabilities	248.2	261.9
Ceded reinsurance payable, net	1,047.1	970.5
Funds held	36.3	37.2
Senior unsecured fixed rate notes	139.9	139.8
Other indebtedness	183.0	183.4
Junior subordinated debentures	257.0	257.0
Deferred tax liabilities, net	20.7	6.2
Operating lease liabilities	128.3	—
Total liabilities	8,073.9	7,811.5
Commitments and contingencies (Note 14)
Shareholders' equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 45,365,223 and 45,276,999 shares issued at March 31, 2019 and December 31, 2018, respectively	45.4	45.3
Additional paid-in capital	1,374.9	1,372.0
Treasury shares (11,315,889 shares at March 31, 2019 and December 31, 2018, respectively)	(455.1)	(455.1)
Retained earnings	943.0	862.6
Accumulated other comprehensive loss, net of taxes	(27.6)	(78.1)
Total shareholders' equity	1,880.6	1,746.7
Total liabilities and shareholders' equity	$9,954.5	$9,558.2
*    Derived from audited consolidated financial statements.
See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except number of shares and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Premiums and other revenue:
Earned premiums	$420.5	$414.7
Net investment income	33.9	36.0
Fee and other income	2.3	2.0
Net realized investment gains (losses):
Net realized investment (losses) gains	(1.7)	15.2
Change in fair value of equity securities	54.2	(30.9)
Net realized investment gains (losses)	52.5	(15.7)
Total revenue	509.2	437.0
Expenses:
Losses and loss adjustment expenses	237.9	237.2
Underwriting, acquisition and insurance expenses	160.7	160.2
Interest expense	8.5	7.7
Fee and other expense	1.3	2.0
Foreign currency exchange losses	0.7	4.9
Total expenses	409.1	412.0
Income before income taxes	100.1	25.0
Income tax provision	8.9	0.2
Net income	$91.2	$24.8
Net income per common share:
Basic	$2.68	$0.73
Diluted	$2.63	$0.71
Dividend declared per common share	$0.31	$0.27
Weighted average common shares:
Basic	33,984,329	33,868,749
Diluted	34,737,939	34,740,343

	For the Three Months Ended March 31,
	2019	2018
Net realized investment losses before other-than-temporary impairment losses	$56.8	$(14.7)
Other-than-temporary impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturities	(4.3)	(1.0)
Impairment losses recognized in earnings	(4.3)	(1.0)
Net realized investment gains (losses)	$52.5	$(15.7)

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Net income	$91.2	$24.8
Other comprehensive income (loss):
Foreign currency translation adjustments	0.2	(1.1)
Unrealized gains (losses) on securities:
Gains (losses) arising during the year	56.8	(24.7)
Reclassification adjustment for losses (gains) included in net income	3.1	(12.5)
Other comprehensive income (loss) before tax	60.1	(38.3)
Income tax provision related to other comprehensive income (loss):
Unrealized gains (losses) on securities:
Gains (losses) arising during the year	9.1	(4.0)
Reclassification adjustment for losses (gains) included in net income	0.5	(2.3)
Income tax provision (benefit) related to other comprehensive income	9.6	(6.3)
Other comprehensive income (loss), net of tax	50.5	(32.0)
Comprehensive income (loss)	$141.7	$(7.2)

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except number of shares and per share amounts)
(Unaudited)

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity
Balance, December 31, 2017	$40.4	$1,129.1	$(423.4)	$977.0	$96.6	$1,819.7
Net income	—	—	—	24.8	—	24.8
Other comprehensive loss- Change in fair value of fixed maturities, net of taxes	—	—	—	—	(30.9)	(30.9)
Other comprehensive loss, net- Other	—	—	—	—	(1.1)	(1.1)
Repurchase of common share (314,586 at a weighted average price of $59.23)	—	—	(18.6)	—	—	(18.6)
Activity under stock incentive plans	0.2	4.4	—	—	—	4.6
Retirement of common shares (tax payments on equity compensation)	(0.1)	(2.1)	—	—	—	(2.2)
Employee stock purchase plan	—	0.4	—	—	—	0.4
15% Stock Dividend	4.4	232.9	—	(237.3)	—	—
Cash dividend declared - common shares ($0.27/share)	—	—	—	(9.3)	—	(9.3)
Cumulative effect of adoption of ASU 2016-01, net of taxes	—	—	—	117.5	(117.5)	—
Cumulative effect of adoption of ASU 2018-02, net of taxes	—	—	—	(20.9)	20.9	—
Balance, March 31, 2018	$44.9	$1,364.7	$(442.0)	$851.8	$(32.0)	$1,787.4

Balance, December 31, 2018	$45.3	$1,372.0	$(455.1)	$862.6	$(78.1)	$1,746.7
Net income	—	—	—	91.2	—	91.2
Other comprehensive income- Change in fair value of fixed maturities, net of taxes	—	—	—	—	50.3	50.3
Other comprehensive income, net- Other	—	—	—	—	0.2	0.2
Activity under stock incentive plans	0.1	4.1	—	—	—	4.2
Retirement of common shares (tax payments on equity compensation)	—	(1.6)	—	—	—	(1.6)
Employee stock purchase plan	—	0.4	—	—	—	0.4
Cash dividend declared - common shares ($0.31/share)	—	—	—	(10.8)	—	(10.8)
Balance, March 31, 2019	$45.4	$1,374.9	$(455.1)	$943.0	$(27.6)	$1,880.6

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$91.2	$24.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	6.7	6.1
Share-based payments expense	4.6	5.2
Deferred income tax provision (benefit), net	5.3	(3.7)
Net realized investment (gains) loss	(52.5)	15.7
Undistributed earnings from alternative investment portfolio	(1.9)	(8.7)
Change in:
Accrued investment income	(0.3)	(0.7)
Receivables	1.8	0.9
Deferred acquisition costs	(0.5)	(2.5)
Ceded unearned premiums	(104.9)	(93.8)
Reserves for losses and loss adjustment expenses	15.2	(42.7)
Unearned premiums	43.9	47.7
Ceded reinsurance payable and funds held	75.8	133.9
Income taxes	3.2	3.6
Accrued underwriting expenses and other liabilities	6.7	106.4
Other, net	(38.7)	(38.6)
Cash provided by operating activities	55.6	153.6
Cash flows from investing activities:
Sales of fixed maturity investments	235.5	469.2
Maturities and mandatory calls of fixed maturity investments	65.8	144.8
Sales of equity securities	15.0	51.7
Sales of other investments	22.0	34.5
Purchases of fixed maturity investments	(358.9)	(616.5)
Purchases of equity securities	(12.1)	(60.1)
Purchases of other investments	(13.2)	(10.9)
Change in foreign regulatory deposits and voluntary pools	(0.3)	5.1
Change in short-term investments	38.3	(166.1)
Settlements of foreign currency exchange forward contracts	3.6	1.7
Cash acquired with acquisition of Ariscom	—	15.6
Purchases of fixed assets	(7.3)	(6.4)
Other, net	(20.1)	8.9
Cash used in investing activities	(31.7)	(128.5)
Cash flows from financing activities:
Activity under stock incentive plans	0.3	0.2
Repurchase of Company's common shares	—	(18.6)
Payment of cash dividends to common shareholders	(10.8)	(9.3)
Cash used in financing activities	(10.5)	(27.7)
Effect of exchange rate changes on cash	0.1	(0.3)
Change in cash	13.5	(2.9)
Cash, beginning of year	139.2	176.6
Cash, end of period	$152.7	$173.7

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation
The accompanying consolidated financial statements of Argo Group International Holdings, Ltd. (“Argo Group,” “we” or the “Company”) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The preparation of interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The major estimates reflected in our consolidated financial statements include, but are not limited to, reserves for losses and loss adjustment expenses; reinsurance recoverables, including the reinsurance recoverables allowance for doubtful accounts; estimates of written and earned premiums; reinsurance premium receivable; fair value of investments and assessment of potential impairment; valuation of goodwill and intangibles and our deferred tax asset valuation allowance. Actual results could differ from those estimates. Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 25, 2019.
The interim financial information as of, and for the three months ended March 31, 2019 and 2018 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain reclassifications have been made to financial information presented for prior years to conform to the current year’s presentation.
2.    Recently Issued Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2018-13, "Fair Value Measurement (Topic 820)." ASU 2018-13 eliminates, adds and modifies certain disclosure requirements on fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within the year of adoption. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are applied prospectively for only the most recent interim or annual period presented in the initial fiscal year adoption. All other amendments are applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. We are currently in the process of evaluating the impact that the adoption of the ASU will have on our financial disclosures.
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
In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). ASU 2016-02 requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additionally, the ASU modifies current guidance for lessors' accounting. In July 2018, the FASB issued ASU 2018-11), "Leases (Topic 842): Targeted Improvements", which provides for an alternative transition method by allowing entities to initially apply the new leases standard at the adoption date (such as January 1, 2019) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (comparative periods presented in the financial statements will continue to be in accordance with current GAAP (Topic 840, Leases). The standard was effective for annual and interim periods beginning after December 15, 2018, with earlier application permitted.

We have entered into operating leases for office space and certain other assets. We adopted the new standard on the effective date of January 1, 2019. We applied the following practical expedients:

•
We have elected to adopt this standard using the option transition method, which allows companies to continue applying the guidance under the lease standard in effect at that time in the comparative periods presented in the consolidated financial statements. The adoption of the standard had no effect on our consolidated shareholders’ equity. Prior periods were not restated.

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

For the majority of our asset classes, we elected not to separate lease and non-lease components. As a result, our right-of-use assets and lease liabilities represent base rent components of our leases. We have elected to not apply the practical expedient which allows the use of hindsight in determining the lease term and in assessing impairment of the entity’s right-of-use assets. The remaining practical expedients did not specifically apply to our lease population as of the adoption date.
Please see Note 4 - “Leases” for further discussion on the impact of the adoptions of this standard.
3.    Investments
Included in “Total investments” in our Consolidated Balance Sheets at March 31, 2019 and December 31, 2018 is $145.5 million and $133.4 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party participants that provide underwriting capital to the operations of Syndicates 1200 and 1910.
Fixed Maturities
The amortized cost, gross unrealized gains, gross unrealized losses and fair value in fixed maturity investments were as follows:

March 31, 2019
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Governments	$250.6	$0.6	$3.0	$248.2
Foreign Governments	239.0	2.3	3.3	238.0
Obligations of states and political subdivisions	217.1	6.0	0.3	222.8
Corporate bonds	1,816.1	16.7	26.3	1,806.5
Commercial mortgage-backed securities	209.1	2.6	1.3	210.4
Residential mortgage-backed securities	406.9	5.1	3.5	408.5
Asset-backed securities	211.6	0.8	0.6	211.8
Collateralized loan obligations	229.7	0.3	2.9	227.1
Total fixed maturities	$3,580.1	$34.4	$41.2	$3,573.3

December 31, 2018
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Governments	$240.9	$0.2	$4.9	$236.2
Foreign Governments	224.1	0.5	7.8	216.8
Obligations of states and political subdivisions	236.7	4.3	1.2	239.8
Corporate bonds	1,808.7	7.5	58.7	1,757.5
Commercial mortgage-backed securities	205.3	0.7	3.2	202.8
Residential mortgage-backed securities	413.1	3.4	5.7	410.8
Asset-backed securities	173.6	0.4	1.2	172.8
Collateralized loan obligations	226.7	0.5	3.5	223.7
Total fixed maturities	$3,529.1	$17.5	$86.2	$3,460.4
Contractual Maturity
The amortized cost and fair values of fixed maturity investments as of March 31, 2019, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$345.0	$342.6
Due after one year through five years	1,507.3	1,501.1
Due after five years through ten years	556.9	555.1
Thereafter	113.6	116.7
Structured securities	1,057.3	1,057.8
Total	$3,580.1	$3,573.3
The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.
Other Investments
Details regarding the carrying value and unfunded investment commitments of other investments as of March 31, 2019 and December 31, 2018 were as follows:

March 31, 2019
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$115.9	$—
Private equity	223.2	125.9
Long only funds	139.9	—
Other	4.3	—
Total other investments	$483.3	$125.9

December 31, 2018
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$120.6	$—
Private equity	211.8	120.5
Long only funds	153.0	—
Other	4.4	—
Total other investments	$489.8	$120.5

The following describes each investment type:

•	Hedge funds: Hedge funds include funds that primarily buy and sell stocks, including short sales, multi-strategy credit, relative value credit and distressed credit.

•
Private equity: Private equity includes buyout funds, real asset/infrastructure funds, credit special situations funds, mezzanine lending funds and direct investments and strategic non-controlling minority investments in private companies that are principally accounted for using the equity method of accounting.

•	Long only funds: Our long only funds include a fund that primarily owns international stocks and funds that primarily own investment-grade corporate and sovereign fixed income securities.

•	Other: Other includes participation in investment pools.
Unrealized Losses and Other-Than-Temporary Impairments
An aging of unrealized losses on our investments in fixed maturities is presented below:

March 31, 2019	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$12.8	$0.1	$157.6	$2.8	$170.4	$2.9
Foreign Governments	64.3	2.1	85.6	1.2	149.9	3.3
Obligations of states and political subdivisions	13.1	0.1	20.4	0.2	33.5	0.3
Corporate bonds	389.0	17.1	525.8	9.2	914.8	26.3
Commercial mortgage-backed securities	30.6	0.1	69.5	1.3	100.1	1.4
Residential mortgage-backed securities	43.3	0.2	170.2	3.3	213.5	3.5
Asset-backed securities	58.4	0.2	66.9	0.4	125.3	0.6
Collateralized loan obligations	200.0	2.5	19.1	0.4	219.1	2.9
Total fixed maturities	$811.5	$22.4	$1,115.1	$18.8	$1,926.6	$41.2

December 31, 2018	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$28.2	$0.2	$173.0	$4.7	$201.2	$4.9
Foreign Governments	73.4	3.6	125.0	4.2	198.4	7.8
Obligations of states and political subdivisions	53.3	0.6	25.3	0.6	78.6	1.2
Corporate bonds	964.3	45.7	440.8	13.0	1,405.1	58.7
Commercial mortgage-backed securities	48.5	0.6	90.6	2.6	139.1	3.2
Residential mortgage-backed securities	63.5	0.7	176.1	5.0	239.6	5.7
Asset-backed securities	73.6	0.6	64.2	0.6	137.8	1.2
Collateralized loan obligations	209.5	3.3	10.3	0.2	219.8	3.5
Total fixed maturities	$1,514.3	$55.3	$1,105.3	$30.9	$2,619.6	$86.2

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

We hold a total of 9,083 securities, of which 1,413 were in an unrealized loss position for less than one year and 1,393 were in an unrealized loss position for a period one year or greater as of March 31, 2019. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increased credit spreads, foreign currency fluctuations and higher market yields relative to the date the securities were purchased, and for structured securities, by the performance of the underlying collateral, as well. In considering whether or not an investment is other-than-temporarily impaired, we also considered that we do not intend to sell the investments and it is unlikely that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. We do not consider these investments to be other-than-temporarily impaired at March 31, 2019.
We recognized other-than-temporary losses on our fixed maturities portfolio as follows:

	For the Three Months Ended March 31,
(in millions)	2019	2018
Other-than-temporary impairment:
Corporate bonds	$(4.3)	$(1.0)
Other-than-temporary impairment losses	$(4.3)	$(1.0)
Net Realized Investment Gains and Losses
The following table presents our gross realized investment gains (losses):

	For the Three Months Ended March 31,
(in millions)	2019	2018
Realized gains on fixed maturities and other
Fixed maturities	$3.6	$7.5
Other investments	8.8	11.7
	12.4	19.2
Realized losses on fixed maturities and other
Fixed maturities	(2.4)	(4.9)
Other investments	(8.1)	(9.3)
Other-than-temporary impairment losses on fixed maturities	(4.3)	(1.0)
	(14.8)	(15.2)
Equity securities
Net realized gains on equity securities	0.7	11.2
Change in unrealized gains (losses) on equity securities held at the end of the period	54.2	(30.9)
Net realized gains (losses) on equity securities	54.9	(19.7)
Net realized investment gains (losses) before income taxes	52.5	(15.7)
Income tax (provision) benefit	(9.7)	2.9
Net realized investment gains (losses), net of income taxes	$42.8	$(12.8)
The cost of securities sold is based on the specific identification method.

Changes in unrealized appreciation (depreciation) related to investments are summarized as follows:

	For the Three Months Ended March 31,
(in millions)	2019	2018
Change in unrealized gains (losses)
Fixed maturities	$59.9	$(37.1)
Short-term investments	—	(0.1)
Net unrealized investment gains (losses) before income taxes	59.9	(37.2)
Income tax (provision) benefit	(9.6)	6.3
Net unrealized investment gains (losses), net of income taxes	$50.3	$(30.9)
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
The fair value of our foreign currency exchange forward contracts as of March 31, 2019 and December 31, 2018 was as follows:

(in millions)	March 31, 2019	December 31, 2018
Operational currency exposure	$(0.6)	$4.4
Asset manager investment exposure	0.1	(0.3)
Total return strategy	0.2	(1.5)
Total	$(0.3)	$2.6
The following table represents our gross investment realized gains and losses on our foreign currency exchange forward contracts:

	For the Three Months Ended March 31,
(in millions)	2019	2018
Realized gains
Operational currency exposure	$0.3	$4.3
Asset manager investment exposure	1.1	4.3
Total return strategy	6.3	2.6
Gross realized investment gains	7.7	11.2
Realized losses
Operational currency exposure	(2.1)	(0.6)
Asset manager investment exposure	(0.2)	(5.9)
Total return strategy	(4.7)	(2.1)
Gross realized investment losses	(7.0)	(8.6)
Net realized investment gains on foreign currency exchange forward contracts	$0.7	$2.6

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

(in millions)	March 31, 2019	March 31, 2018
Securities on deposit for regulatory and other purposes	$183.3	$171.7
Securities pledged as collateral for letters of credit	126.1	62.8
Securities and cash on deposit supporting Lloyd’s business	391.8	373.9
Total restricted investments	$701.2	$608.4
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

We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of March 31, 2019 and December 31,2018. A description of the valuation techniques we use to measure assets at fair value is as follows:
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
Transfers Between Level 1 and Level 2 Securities: There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2019.
Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	March 31, 2019	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
U.S. Governments	$248.2	$238.3	$9.9	$—
Foreign Governments	238.0	—	238.0	—
Obligations of states and political subdivisions	222.8	—	222.8	—
Corporate bonds	1,806.5	1.2	1,803.1	2.2
Commercial mortgage-backed securities	210.4	—	210.4	—
Residential mortgage-backed securities	408.5	—	408.5	—
Asset-backed securities	211.8	—	211.8	—
Collateralized loan obligations	227.1	—	227.1	—
Total fixed maturities	3,573.3	239.5	3,331.6	2.2
Equity securities	403.2	394.5	—	8.7
Other investments	96.0	—	96.0	—
Short-term investments	443.7	402.8	40.9	—
	$4,516.2	$1,036.8	$3,468.5	$10.9

(a)	Quoted prices in active markets for identical assets

(b)	Significant other observable inputs

(c)	Significant unobservable inputs

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2018	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
U.S. Governments	$236.2	$226.7	$9.5	$—
Foreign Governments	216.8	—	216.8	—
Obligations of states and political subdivisions	239.8	—	239.8	—
Corporate bonds	1,757.5	—	1,755.3	2.2
Commercial mortgage-backed securities	202.8	—	202.8	—
Residential mortgage-backed securities	410.8	—	410.8	—
Asset-backed securities	172.8	—	172.8	—
Collateralized loan obligations	223.7	—	223.7	—
Total fixed maturities	3,460.4	226.7	3,231.5	2.2
Equity securities	354.5	346.3	—	8.2
Other investments	114.4	—	114.4	—
Short-term investments	482.3	453.9	28.4	—
	$4,411.6	$1,026.9	$3,374.3	$10.4

(a)	Quoted prices in active markets for identical assets

(b)	Significant other observable inputs

(c)	Significant unobservable inputs
The fair value measurements in the tables above do not equal “Total investments” on our Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting.
A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:
Fair Value Measurements Using Observable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2019	$2.2	$8.2	$10.4
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	0.5	0.5
Included in other comprehensive income (loss)	—	—	—
Purchases, issuances, sales, and settlements:
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Ending balance, March 31, 2019	$2.2	$8.7	$10.9
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2019	$—	$—	$—

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2018	$1.9	$2.3	$4.2
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	0.2	0.2
Included in other comprehensive income (loss)	0.3	—	0.3
Purchases, issuances, sales, and settlements:
Purchases	—	7.3	7.3
Issuances	—	—	—
Sales	—	(1.6)	(1.6)
Settlements	—	—	—
Ending balance, December 31, 2018	$2.2	$8.2	$10.4
Amount of total gains or losses for the year included in net income (loss) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2018	$—	$—	$—
At March 31, 2019 and December 31, 2018, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.
4.     Leases
We adopted ASU 2016-02, "Leases" on January 1, 2019, which resulted in the recognition of operating leases on the balance sheet in beginning in 2019 and forward. See Note 2, “Recently Issued Accounting Pronouncements,” for additional information on the adoption of the ASU.
We determine if a contract contains a lease at inception and recognize operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments at the commencement date. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments. Lease agreements have lease and non-lease components. We account for these components separately, therefore our right-of-use and lease liabilities represent base rent only. Lease expense is recognized on a straight-line basis over the lease term.
Our operating lease obligations are for office facilities, including corporate housing, and equipment, including corporate aviation. Our leases have remaining lease terms of less than 1 year to 14 years, some of which include options to extend the leases. Expenses associated with leases totaled $5.3 million and $4.5 million for the three months ended March 31, 2019 and 2018, respectively. The components of lease expense and other lease information as of and during the three months ended March 31, 2019 are as follows:

(in millions)	March 31, 2019
Operating leases right-of-use assets	$115.3
Operating lease liabilities	128.3

Operating lease weighted-average remaining lease term	10.26 years
Operating lease weighted-average discount rate	3.87%

(in millions)	For the Three Months Ended March 31, 2019
Operating leases costs	$5.1
Variable lease costs	0.3
Sublease income	(0.1)
Total lease costs	$5.3

Operating cash flows from operating lease (fixed payments)	$4.7
Operating cash flows from operating lease (liability reduction)	3.7
Our finance leases and short-term leases as of March 31, 2019 are not material.
Future minimum lease payments under operating leases as of March 31, 2019 and December 31, 2018 were as follows:

(in millions)	March 31, 2019	December 31, 2018
2019	$14.2	$18.7
2020	18.3	18.6
2021	17.5	17.5
2022	14.7	14.7
2023	12.3	12.3
Thereafter	80.6	80.1
Total future minimum lease payments	$157.6	$161.9

Less imputed interest	(29.3)	N/A
Total operating lease liability	$128.3	N/A
We have certain investment properties that we lease to independent, third parties. These properties consist of an office building that is currently leased through August 2026 and three condominiums that are leased on a short-term basis. The carrying value of these assets are included in "Other assets" on our consolidated balance sheet. Income for these leased properties was $0.8 million for each of the three months ended March 31, 2019 and 2018, and is included in "Fee and other income" on our consolidated statements of income.

5.    Reserves for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Three Months Ended March 31,
(in millions)	2019	2018
Net reserves beginning of the year	$2,562.9	$2,488.0
Net Ariscom reserves acquired	—	47.2
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	240.4	239.2
Prior accident years	(2.5)	(2.0)
Losses and LAE incurred during calendar year, net of reinsurance	237.9	237.2
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	34.7	33.3
Prior accident years	221.0	186.6
Losses and LAE payments made during current calendar year, net of reinsurance:	255.7	219.9
Change in participation interest (1)	(14.6)	(16.9)
Foreign exchange adjustments	(9.1)	(0.8)
Net reserves - end of period	2,521.4	2,534.8
Add:
Reinsurance recoverables on unpaid losses and LAE, end of period	2,147.5	1,748.8
Gross reserves - end of period	$4,668.9	$4,283.6

(1)	Amount represents the change in reserves due to changing our participation in Syndicates 1200 and 1910.
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
The impact from the (favorable) unfavorable development of prior accident years’ loss and LAE reserves on each reporting segment is presented below:

	For the Three Months Ended March 31,
(in millions)	2019	2018
U.S. Operations	$(4.0)	$(1.0)
International Operations	0.8	(2.8)
Run-off Lines	0.7	1.8
Total favorable prior-year development	$(2.5)	$(2.0)
The following describes the primary factors behind each segment’s prior accident year reserve development for the three months ended March 31, 2019 and 2018:
Three months ended March 31, 2019:

•	U.S. Operations: Favorable development in liability and specialty lines, partially offset by unfavorable development in workers compensation and commercial multi-peril lines.

•	International Operations: Unfavorable development in general liability, partially offset by favorable development in property reinsurance.

•	Run-off Lines: Unfavorable development in other run-off lines.

Three months ended March 31, 2018:

•	U.S. Operations: Favorable development in liability and specialty lines.

•	International Operations: Favorable development in property lines driven by 2017 catastrophe events, partially offset by unfavorable development within specialty lines.

•	Run-off Lines: Unfavorable development in risk management lines and other run-off lines.
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
Debt. At March 31, 2019 and December 31, 2018, the fair value of our Junior subordinated debentures, Senior unsecured fixed rate notes and Other indebtedness was estimated using appropriate market indices or quoted prices from external sources based on current market conditions. All of these debt instruments would be in Level 3 of the fair value hierarchy, as the fair value estimates shown below were calculated using unobservable inputs reflecting our assumptions about the assumptions market participants would use in pricing the liabilities.
A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	March 31, 2019		December 31, 2018
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures:
Trust preferred debentures	$172.7	$166.3	$172.7	$163.2
Subordinated debentures acquired with Maybrooke	84.3	86.3	84.3	85.0
Total junior subordinated debentures	257.0	252.6	257.0	248.2
Senior unsecured fixed rate notes	139.9	142.6	139.8	139.5
Floating rate loan stock	57.4	55.2	57.8	54.5

7.    Shareholders’ Equity
On February 20, 2019, our Board of Directors declared a quarterly cash dividend in the amount of $0.31 on each share of common stock outstanding. On March 15, 2019, we paid $10.8 million to our shareholders of record on March 1, 2019.
On February 20, 2018, our Board of Directors declared a quarterly cash dividend in the amount of $0.27 on each share of common stock outstanding. On March 23, 2018, we paid $9.3 million to our shareholders of record on March 7, 2018
On February 20, 2018, the Board of Directors declared a 15% stock dividend, payable March 21, 2018 to all shareholders of record at the close of business on March 7, 2018. As a result of the stock dividend, 4,397,520 additional shares were issued. Cash was paid in lieu of fractional shares of our common shares. Excluding repurchased shares, all references to common shares and related per share amounts in this document and related disclosures have been adjusted to reflect the stock dividend for all periods presented.
On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all previous Repurchase Authorizations. As of March 31, 2019, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.

We did not repurchase any common shares for the three months ended March 31, 2019.
8.    Accumulated Other Comprehensive (Loss) Income
A summary of changes in accumulated other comprehensive (loss) income, net of taxes (where applicable) by component for the three months ended March 31, 2019, and 2018 is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2019	$(22.4)	$(49.0)	$(6.7)	$(78.1)
Other comprehensive income before reclassifications	0.2	47.7	—	47.9
Amounts reclassified from accumulated other comprehensive income	—	2.6	—	2.6
Net current-period other comprehensive income	0.2	50.3	—	50.5
Balance at March 31, 2019	$(22.2)	$1.3	$(6.7)	$(27.6)

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2018	$(19.0)	$121.9	$(6.3)	$96.6
Other comprehensive loss before reclassifications	(1.1)	(20.7)	—	(21.8)
Amounts reclassified from accumulated other comprehensive loss	—	(10.2)	—	(10.2)
Net current-period other comprehensive loss	(1.1)	(30.9)	—	(32.0)
Cumulative effect of adoption of ASU 2016-01	—	(117.5)	—	(117.5)
Cumulative effect of adoption of ASU 2018-02	—	20.9	—	20.9
Balance at March 31, 2018	$(20.1)	$(5.6)	$(6.3)	$(32.0)

The amounts reclassified from accumulated other comprehensive (loss) income shown in the above table have been included in the following captions in our Consolidated Statements of Income:

	For the Three Months Ended March 31,
(in millions)	2019	2018
Unrealized gains and losses on securities:
Net realized investment loss (gains)	$3.1	$(12.5)
(Benefit) provision for income taxes	(0.5)	2.3
Net of taxes	$2.6	$(10.2)

9.    Net Income Per Common Share
The following table presents the calculation of net income per common share on a basic and diluted basis:

	For the Three Months Ended March 31,
(in millions, except number of shares and per share amounts)	2019	2018
Net income	$91.2	$24.8
Weighted average common shares outstanding - basic	33,984,329	33,868,749
Effect of dilutive securities:
Equity compensation awards	753,610	871,594
Weighted average common shares outstanding - diluted	34,737,939	34,740,343
Net income per common share:
Basic	$2.68	$0.73
Diluted	$2.63	$0.71
Excluded from the weighted average common shares outstanding calculation at March 31, 2019 and 2018 are 11,315,889 shares and 11,099,593 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date. For the three months ended March 31, 2019 and March 31, 2018, there were no equity compensation awards with an anti-dilutive effect.
10.    Supplemental Cash Flow Information
Interest paid and income taxes paid (recovered) were as follows:

	For the Three Months Ended March 31,
(in millions)	2019	2018
Senior unsecured fixed rate notes	$2.3	$2.3
Junior subordinated debentures	4.1	3.4
Other indebtedness	2.4	1.5
Total interest paid	$8.8	$7.2

Income taxes paid	0.2	1.5
Income taxes recovered	—	—
Income taxes paid, net	$0.2	$1.5

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
The following table summarizes the assumptions we used for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Risk-free rate of return	2.23%	2.61%
Expected dividend yields	1.83%	1.71%
Expected award life (years)	4.49	4.48
Expected volatility	18.18%	18.44%

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
Restricted Shares
A summary of restricted share activity as of March 31, 2019 and changes during the three months ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2019	897,005	$46.82
Granted	179,537	$68.27
Vested and issued	(141,850)	$49.42
Expired or forfeited	(48,038)	$54.80
Outstanding at March 31, 2019	886,654	$50.17
The restricted shares vest over one to four years. Expense recognized under this plan for the restricted shares was $3.7 million and $3.4 million for the three months ended March 31, 2019 and March 31, 2018, respectively. Compensation expense for all share-based compensation awards is included in “Underwriting, acquisition and insurance expenses” in the accompanying Consolidated Statements of Income. As of March 31, 2019, there was $34.5 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group.
Stock-Settled SARs
A summary of stock-settled SARs activity as of March 31, 2019 and changes during the three months ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2019	810,759	$33.88
Exercised	(29,516)	$35.64
Expired or forfeited	(7,167)	$37.85
Outstanding at March 31, 2019	774,076	$33.77
As of March 31, 2019, all stock-settled SARs are fully vested. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. Expense recognized for the stock-settled SARs was $0.4 million and $1.1 million for the three months ended March 31, 2019 and March 31, 2018, respectively. As of March 31, 2019, there was no unrecognized compensation cost related to stock-settled SARs outstanding.

Cash-Settled SARs
A summary of cash-settled SARs activity as of March 31, 2019 and changes during the three months ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2019	58,428	$30.71
Exercised	(12,869)	$25.22
Expired or forfeited	(3,656)	$19.37
Outstanding at March 31, 2019	41,903	$33.38
As of March 31, 2019, all the cash-settled SARs are fully vested. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We account for the cash-settled SARs as liability awards, which require the awards to be revalued at each reporting period. Expense recognized for the cash-settled SARs was $0.2 million and $0.5 million for the three months ended March 31, 2019 and March 31, 2018, respectively. As of March 31, 2019, there was no unrecognized compensation cost related to cash-settled SARs outstanding.
12.    Underwriting, Acquisition and Insurance Expenses
The components of our underwriting, acquisition and insurance expenses are detailed in the table below. General expenses includes certain costs associated with our holding company.

	For the Three Months Ended March 31,
(in millions)	2019	2018
Commissions	$63.3	$68.0
General expenses	89.1	87.8
Premium taxes, boards and bureaus	8.3	9.3
	160.7	165.1
Net deferral of policy acquisition costs	—	(4.9)
Total underwriting, acquisition and insurance expenses	$160.7	$160.2

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

Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the three months ended March 31, 2019 and 2018, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

	For the Three Months Ended March 31,
	2019			2018
(in millions)	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$32.0		—%	$25.3		—%
United States	69.4		14.4%	(6.3)		23.0%
United Kingdom	(3.5)		31.5%	6.2		24.5%
Belgium	—	(1)	30.8%	0.1		35.8%
Brazil	1.8		—%	(1.4)		—%
United Arab Emirates	0.2		—%	0.2		—%
Ireland	—	(1)	—%	—	(1)	—%
Italy	(0.7)		—%	—	(1)	—%
Malta	0.9		—%	0.9		—%
Luxembourg	—		—%	—	(1)	—%
Switzerland	—	(1)	—%	—	(1)	21.2%
Pre-tax income	$100.1		8.9%	$25.0		0.7%
(1) Pre-tax income (loss) for the respective year was less than $0.1 million.

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

	For the Three Months Ended March 31,
(in millions)	2019		2018
Income tax provision (benefit) at expected rate	$14.9		$(0.4)
Tax effect of:
Nontaxable investment income	(0.4)		(0.5)
Foreign exchange adjustments	0.5		(0.2)
Withholding taxes	—	(1)	0.1
Change in valuation allowance	(0.6)		(2.7)
Other	(5.5)		3.9
Income tax provision	$8.9		$0.2
(1) Tax effect of the adjustment for the respective year was less than $0.1 million.

Our gross deferred tax assets are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future taxable income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of future taxable income sufficient to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally for our US property and casualty insurers two years for net operating losses and for all our US subsidiaries three years for capital losses. If a company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. The net change in valuation allowance for deferred tax assets was a decrease of $0.6 million in 2019 relating to the following: Internal Revenue Code Section 382 limited net operating loss carryforwards within the United States, cumulative losses incurred since inception, and valuation allowances acquired through or related to acquisitions. Based upon a review of our available evidence, both positive and negative discussed above, our management concluded that it is more-likely-than-not that the other deferred tax assets will be realized.

For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. We had no material unrecognized tax benefits as of March 31, 2019 and 2018. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2015. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2017.
14.    Commitments and Contingencies
Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of legal counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.
We have contractual commitments to invest up to $125.9 million related to our limited partnership investments at March 31, 2019. These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time, not to exceed thirteen years.
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
Revenue and income before income taxes for each segment were as follows:

	For the Three Months Ended March 31,
(in millions)	2019	2018
Revenue:
Earned premiums
U.S. Operations	$273.8	$262.3
International Operations	146.7	152.4
Total earned premiums	420.5	414.7
Net investment income
U.S. Operations	23.1	22.6
International Operations	9.1	8.8
Run-off Lines	1.4	2.2
Corporate and Other	0.3	2.4
Total net investment income	33.9	36.0
Fee and other income	2.3	2.0
Net realized investment gains (losses)	52.5	(15.7)
Total revenue	$509.2	$437.0

	For the Three Months Ended March 31,
(in millions)	2019	2018
Income before income taxes
U.S. Operations	$42.9	$34.0
International Operations	16.2	22.9
Run-off Lines	0.6	(0.7)
Total segment income before taxes	59.7	56.2
Corporate and Other	(12.1)	(15.5)
Net realized investment gains (losses)	52.5	(15.7)
Total income before income taxes	$100.1	$25.0
The table below presents earned premiums by geographic location for the three months ended March 31, 2019 and 2018. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Three Months Ended March 31,
(in millions)	2019	2018
United States	$272.6	$261.4
United Kingdom	97.1	114.1
Bermuda	16.6	20.5
Malta	20.8	5.7
All other jurisdictions	13.4	13.0
Total earned premiums	$420.5	$414.7
The following table represents identifiable assets:

(in millions)	March 31, 2019	December 31, 2018
U.S. Operations	$5,179.6	$4,707.8
International Operations	4,219.0	3,984.7
Run-off Lines	364.3	444.8
Corporate and Other	191.6	420.9
Total	$9,954.5	$9,558.2
Included in total assets at March 31, 2019 and December 31, 2018 are $760.9 million and $880.4 million, respectively, in assets associated with trade capital providers.
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
In accordance with ASU 2015-3, “Simplifying the Presentation of Debt Issuance Costs” (Topic 835), we present the unamortized debt issuance costs in the balance sheet as a direct deduction from the carrying value of the debt liability. At March 31, 2019 and December 31, 2018, the Notes consisted of the following:

(in millions)	March 31, 2019	December 31, 2018
Senior unsecured fixed rate notes
Principal	$143.8	$143.8
Less: unamortized debt issuance costs	(3.9)	(4.0)
Senior unsecured fixed rate notes, less unamortized debt issuance costs	$139.9	$139.8
In accordance with Article 10 of SEC Regulation S-X, we have elected to present condensed consolidating financial information in lieu of separate financial statements for the Subsidiary Issuer. The following tables present condensed consolidating financial information at March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018, of the Parent Guarantor and the Subsidiary Issuer. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.
The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations and cash flows of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2019
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$1.9	$3,274.0	$1,627.6	$—	$4,903.5
Cash	1.9	33.3	117.5	—	152.7
Accrued investment income	—	19.9	7.6	—	27.5
Premiums receivable	—	222.2	451.0	—	673.2
Reinsurance recoverables	—	1,659.1	1,002.3	—	2,661.4
Goodwill and other intangible assets, net	41.6	123.7	104.8	—	270.1
Current income taxes receivable, net	—	6.1	(1.1)	—	5.0
Deferred acquisition costs, net	—	84.6	83.3	—	167.9
Ceded unearned premiums	—	264.9	297.6	—	562.5
Operating lease right-of-use assets	8.7	76.5	30.1	—	115.3
Other assets	10.6	189.2	215.6	—	415.4
Intercompany note receivable	—	54.4	(54.4)	—	—
Investments in subsidiaries	1,999.4	—	—	(1,999.4)	—
Total assets	$2,064.1	$6,007.9	$3,881.9	$(1,999.4)	$9,954.5
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,827.8	$1,841.1	$—	$4,668.9
Unearned premiums	—	785.6	558.9	—	1,344.5
Funds held and ceded reinsurance payable, net	—	754.9	328.5	—	1,083.4
Debt	153.4	284.8	141.7	—	579.9
Deferred tax liabilities, net	—	21.7	(1.0)	—	20.7
Accrued underwriting expenses and other liabilities	7.8	101.3	139.1	—	248.2
Operating lease liabilities	9.2	86.5	32.6	—	128.3
Due to (from) affiliates	13.1	3.1	(3.1)	(13.1)	—
Intercompany note payable	—	—	—	—	—
Total liabilities	183.5	4,865.7	3,037.8	(13.1)	8,073.9
Total shareholders' equity	1,880.6	1,142.2	844.1	(1,986.3)	1,880.6
Total liabilities and shareholders' equity	$2,064.1	$6,007.9	$3,881.9	$(1,999.4)	$9,954.5

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2018
(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$3.8	$3,175.9	$1,607.3	$—	$4,787.0
Cash	1.7	31.7	105.8	—	139.2
Accrued investment income	—	20.3	6.9	—	27.2
Premiums receivable	—	229.5	420.4	—	649.9
Reinsurance recoverables	—	1,635.2	1,053.1	—	2,688.3
Goodwill and other intangible assets, net	41.9	123.8	104.8	—	270.5
Current income taxes receivable, net	—	9.1	(0.9)	—	8.2
Deferred acquisition costs, net	—	86.2	81.1	—	167.3
Ceded unearned premiums	—	250.4	207.3	—	457.7
Other assets	15.7	165.3	181.9	—	362.9
Intercompany note receivable	—	53.7	(53.7)	—	—
Investments in subsidiaries	1,852.7	—	—	(1,852.7)	—
Total assets	$1,915.8	$5,781.1	$3,714.0	$(1,852.7)	$9,558.2
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,771.4	$1,883.2	$—	$4,654.6
Unearned premiums	—	797.4	503.5	—	1,300.9
Funds held and ceded reinsurance payable, net	—	739.3	268.4	—	1,007.7
Debt	153.4	284.7	142.1	—	580.2
Deferred tax liabilities, net	—	5.6	0.6	—	6.2
Accrued underwriting expenses and other liabilities	7.2	112.4	142.3	—	261.9
Due to (from) affiliates	8.5	2.0	(2.0)	(8.5)	—
Intercompany note payable	—	19.1	(19.1)	—	—
Total liabilities	169.1	4,731.9	2,919.0	(8.5)	7,811.5
Total shareholders' equity	1,746.7	1,049.2	795.0	(1,844.2)	1,746.7
Total liabilities and shareholders' equity	$1,915.8	$5,781.1	$3,714.0	$(1,852.7)	$9,558.2

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2019
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$266.5	$154.0	$—	$420.5
Net investment (expense) income	(0.7)	23.8	10.8	—	33.9
Fee and other income	—	1.1	1.2	—	2.3
Net realized investment (losses) gains	(0.1)	45.9	6.7	—	52.5
Total revenue	(0.8)	337.3	172.7	—	509.2
Expenses:
Losses and loss adjustment expenses	—	158.0	79.9	—	237.9
Underwriting, acquisition and insurance expenses	0.7	104.1	55.9	—	160.7
Interest expense	1.7	4.7	2.1	—	8.5
Fee and other expense	—	0.8	0.5	—	1.3
Foreign currency exchange losses	—	0.3	0.4	—	0.7
Total expenses	2.4	267.9	138.8	—	409.1
(Loss) income before income taxes	(3.2)	69.4	33.9	—	100.1
Provision for income taxes	—	10.0	(1.1)	—	8.9
Net (loss) income before equity in earnings of subsidiaries	(3.2)	59.4	35.0	—	91.2
Equity in undistributed earnings of subsidiaries	94.4	—	—	(94.4)	—
Net income	$91.2	$59.4	$35.0	$(94.4)	$91.2

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$156.9	$257.8	$—	$414.7
Net investment (expense) income	(0.7)	22.1	14.6	—	36.0
Fee and other income	—	0.8	1.2	—	2.0
Net realized investment (losses) gains	(0.4)	(15.4)	0.1	—	(15.7)
Total revenue	(1.1)	164.4	273.7	—	437.0
Expenses:
Losses and loss adjustment expenses	—	95.4	141.8	—	237.2
Underwriting, acquisition and insurance expenses	2.4	69.8	88.0	—	160.2
Interest expense	1.3	4.3	2.1	—	7.7
Fee and other expense	—	1.4	0.6	—	2.0
Foreign currency exchange losses	—	0.1	4.8	—	4.9
Total expenses	3.7	171.0	237.3	—	412.0
(Loss) income before income taxes	(4.8)	(6.6)	36.4	—	25.0
Provision (benefit) for income taxes	—	(1.4)	1.6	—	0.2
Net (loss) income before equity in earnings of subsidiaries	(4.8)	(5.2)	34.8	—	24.8
Equity in undistributed earnings of subsidiaries	29.6	—	—	(29.6)	—
Net income (loss)	$24.8	$(5.2)	$34.8	$(29.6)	$24.8

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$8.8	$29.5	$17.3	$—	$55.6
Cash flows from investing activities:
Proceeds from sales of investments	—	156.6	115.9	—	272.5
Maturities and mandatory calls of fixed maturity investments	—	51.3	14.5	—	65.8
Purchases of investments	—	(249.0)	(135.2)	—	(384.2)
Change in short-term investments and foreign regulatory deposits	1.9	35.3	0.8	—	38.0
Settlements of foreign currency exchange forward contracts	—	0.3	3.3	—	3.6
Purchases of fixed assets and other, net	—	(3.3)	(24.1)	—	(27.4)
Cash provided by (used in) investing activities	1.9	(8.8)	(24.8)	—	(31.7)
Cash flows from financing activities:
Payment on the intercompany note	—	(19.1)	19.1	—	—
Activity under stock incentive plans	0.3	—	—	—	0.3
Payment of cash dividend to common shareholders	(10.8)	—	—	—	(10.8)
Cash (used in) provided by financing activities	(10.5)	(19.1)	19.1	—	(10.5)
Effect of exchange rate changes on cash	—	—	0.1	—	0.1
Change in cash	0.2	1.6	11.7	—	13.5
Cash, beginning of year	1.7	31.7	105.8	—	139.2
Cash, end of period	$1.9	$33.3	$117.5	$—	$152.7

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$27.8	$53.2	$72.6	$—	$153.6
Cash flows from investing activities:
Proceeds from sales of investments	—	325.0	230.4	—	555.4
Maturities and mandatory calls of fixed maturity investments	—	113.1	31.7	—	144.8
Purchases of investments	—	(475.2)	(212.3)	—	(687.5)
Change in short-term investments and foreign regulatory deposits	—	(4.5)	(156.5)	—	(161.0)
Settlements of foreign currency exchange forward contracts	(0.6)	(0.7)	3.0	—	1.7
Cash acquired with acquisition of Ariscom	—	—	15.6	—	15.6
Purchases of fixed assets and other, net	(0.1)	0.7	1.9	—	2.5
Cash used in investing activities	(0.7)	(41.6)	(86.2)	—	(128.5)
Cash flows from financing activities:
Activity under stock incentive plans	0.2	—	—	—	0.2
Repurchase of Company's common shares	(18.6)	—	—	—	(18.6)
Payment of cash dividend to common shareholders	(9.3)	—	—	—	(9.3)
Cash used in financing activities	(27.7)	—	—	—	(27.7)
Effect of exchange rate changes on cash	—	—	(0.3)	—	(0.3)
Change in cash	(0.6)	11.6	(13.9)	—	(2.9)
Cash, beginning of year	0.9	47.8	127.9	—	176.6
Cash, end of period	$0.3	$59.4	$114.0	$—	$173.7

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our results of operations for the three months ended March 31, 2019 compared with the three months ended March 31, 2018, and also a discussion of our financial condition as of March 31, 2019. This discussion and analysis should be read in conjunction with the attached unaudited interim Condensed Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on February 25, 2019, including the audited Consolidated Financial Statements and notes thereto.
Forward Looking Statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures about Market Risk and the accompanying Consolidated Financial Statements (including the notes thereto) may contain “forward looking statements,” which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that actual developments will be those anticipated by us. Actual results may differ materially as a result of significant risks and uncertainties, including non-receipt of expected payments, capital markets and their effect on investment income and fair value of the investment portfolio, development of claims and the effect on loss reserves, accuracy in estimating loss reserves, changes in the demand for our products, effect of general economic conditions, adverse government legislation and regulations, government investigations into industry practices, developments relating to existing agreements, heightened competition, changes in pricing environments, changes in asset valuations and costs associated with shareholder activism. For a more detailed discussion of risks and uncertainties, see our public filings made with the SEC. We undertake no obligation to publicly update any forward-looking statements.
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
Consolidated Results of Operations
We reported net income of $91.2 million ($2.63 per diluted share) and $24.8 million ($0.71 per diluted share) for the three months ended March 31, 2019 and 2018, respectively.
The following is a comparison of selected data from our operations:

	For the Three Months Ended March 31,
(in millions)	2019	2018
Gross written premiums	$760.8	$710.5
Earned premiums	$420.5	$414.7
Net investment income	33.9	36.0
Fee and other income	2.3	2.0
Net realized investment gains (losses):
Net realized investment (losses) gains	(1.7)	15.2
Change in fair value of equity securities	54.2	(30.9)
Net realized investment gains (losses)	52.5	(15.7)
Total revenue	$509.2	$437.0
Income before income taxes	$100.1	$25.0
Income tax provision	8.9	0.2
Net income	$91.2	$24.8
Loss ratio	56.6%	57.2%
Expense ratio	38.2%	38.6%
Combined ratio	94.8%	95.8%

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

	For the Three Months Ended March 31,
	2019		2018
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$420.5		$414.7

Losses and loss adjustment expenses, as reported	$237.9	56.6%	$237.2	57.2%
Less:
Favorable prior accident year loss development	(2.5)	(0.6)%	(2.0)	(0.5)%
Catastrophe losses	5.5	1.3%	4.3	1.0%
Current accident year non-catastrophe losses	$234.9	55.9%	$234.9	56.7%
Expense ratio		38.2%		38.6%
Current accident year non-catastrophe combined ratio		94.1%		95.3%
Gross Written and Earned Premiums
Consolidated gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended March 31,
	2019		2018
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$219.2	$67.1	$199.9	$92.7
Liability	289.6	207.9	290.3	192.0
Professional	116.7	61.0	93.7	54.4
Specialty	135.3	84.5	126.6	75.6
Total	$760.8	$420.5	$710.5	$414.7

Our consolidated gross written premiums increased $50.3 million, or 7.1%, for the three months ended March 31, 2019 as compared to the same period ended 2018, while net earned premiums increased $5.8 million, or 1.4%, for the comparative periods. Both U.S. Operations and International Operations saw overall rate increases for the three months ended March 31, 2019.
U.S. Operations gross written premiums grew $37.9 million, or 10.2%, in the first quarter of 2019 as compared to the same period in 2018. This growth was achieved in Property, Professional, and Specialty lines, while writings within Liability lines were consistent with amounts written in the first quarter of 2018. The overall increase in gross written premiums reflects the continued execution of strategic growth and digital initiatives, and a new fronted program within the Property lines, while still executing on appropriate risk selection and exposure management actions.
International Operations gross written premiums grew $12.4 million, or 3.7%, in the first quarter of 2019 as compared to the same period in 2018. This growth was primarily due to Professional and Specialty lines, as Property and Liability lines approximate the first quarter of 2018 writings. Geographically, the growth was primarily due to Bermuda (insurance) and Europe. Bermuda, which represented 58.8% of the overall increase, reported growth as a result of an increase in new business and favorable rate changes. Europe, which represented 41.1% of the overall increase, reported growth following the acquisition of ArgoGlobal SpA (formerly Ariscom) in the first quarter of 2018.
The modest 1.4% growth in our consolidated net earned premiums during the first quarter of 2019 as compared to the same period in 2018 included an increase from U.S. Operations of $11.5 million, or 4.4%, partially offset by a decline of $5.7 million, or 3.7%, from International Operations. In both segments, we have decreased our percentage of net retained premiums (net written premiums as a percentage of gross written premiums), and subsequently our net earned premiums, due in large part to an increase in the ongoing strategic use of reinsurance programs, most notably within Property lines, as part of overall risk management initiatives. We also increased our use of third-party capital in International Operations.
Our gross written and earned premiums are further discussed by reporting segment and major lines of business in the subsequent "Segment Results" section of this document.
Net Investment Income
The decrease in consolidated net investment income for the three months ended March 31, 2019 as compared to the same period in 2018 was primarily attributable to a $6.8 million decrease in net investment income from our alternative investment portfolio, which is reported on a one to three-month lag and reflects the volatile markets in the latter months of 2018. Partially offsetting this decrease was a $4.7 million increase in net investment income from our core portfolio due to a growth in our invested asset base and higher investment yields.
Net Realized Investment Gains/Losses
Consolidated net realized investment gains for the three months ended March 31, 2019 included a $54.2 million increase in the fair value of equity securities. The remaining $1.7 million net realized investment loss included recognizing $4.3 million in other-than-temporary impairment losses on fixed maturity securities, partially offset by $1.8 million in realized gains primarily from the sale of fixed maturity and equity securities and $0.8 million of foreign currency exchange gains, including $0.7 million on our foreign currency forward contracts.
Consolidated net realized investment losses for the three months ended March 31, 2018 included a $30.9 million decrease in the fair value of equity securities. The remaining $15.2 million net realized investment gain consisted of $12.3 million in realized gains primarily from the sale of equity and fixed maturity securities and $3.9 million of foreign currency exchange gains, including $2.6 million on our foreign currency forward contracts. Additionally, for the three months ended March 31, 2018, we recognized $1.0 million in other-than-temporary impairment losses on fixed maturity securities.
Loss and Loss Adjustment Expenses
The consolidated loss ratio for the three months ended March 31, 2019 was 56.6%, compared to 57.2% for the same period in 2018, driven by improvement in the current accident year non-catastrophe loss ratio (0.8 percentage points) and slightly higher net favorable prior-year reserve development (0.1 percentage point), partially offset by a modest increase in catastrophe losses (0.3 percentage points).
Our loss and loss adjustment expenses are further discussed by reporting segment in the subsequent "Segment Results" section of this document.
The following table summarizes the above referenced prior-year loss reserve development for the three months ended March 31, 2019 with respect to net loss reserves by line of business as of December 31, 2018.

(in millions)	Net Reserves 2018	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2018 Net Reserves
General liability	$1,306.0	$1.4	0.1%
Workers compensation	309.3	3.5	1.1%
Commercial multi-peril	172.2	1.9	1.1%
Reinsurance - nonproportional assumed property	57.7	(1.3)	(2.3)%
Fidelity/Surety	56.9	(5.2)	(9.1)%
All other lines	660.8	(2.8)	(0.4)%
Total	$2,562.9	$(2.5)	(0.1)%

Consolidated gross reserves for losses and loss adjustment expenses were $4,668.9 million (including $223.3 million of reserves attributable to our syndicate trade capital providers) and $4,283.6 million (including $217.2 million of reserves attributable to our syndicate trade capital providers) as of March 31, 2019 and 2018, respectively. Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future favorable or unfavorable loss development, which may be material, will not occur.

Underwriting, Acquisition and Insurance Expenses
Consolidated underwriting, acquisition and insurance expenses were $160.7 million for the three months ended March 31, 2019 compared to $160.2 million for the same period ended 2018. The expense ratio for the three months ended March 31, 2019 was 38.2% compared to 38.6% for the same period ended 2018. Our consolidated underwriting, acquisition and insurance expenses include certain costs associated with our holding company.
The improvement in the first quarter of 2019 compared to first quarter of 2018 reflects a combination of the benefits of scale due to increased net earned premiums, particularly in our U.S. Operations, as well as effectively managing costs across our business.
Interest Expense
Consolidated interest expense was $8.5 million for the three months ended March 31, 2019 compared to $7.7 million for the same period ended 2018. The increase was attributable to increases in short-term LIBOR rates during the first quarter of 2019 as compared to the same period in 2018.
Foreign Currency Exchange Gains/Losses
Consolidated foreign currency exchange losses were $0.7 million and $4.9 million for the three months ended March 31, 2019 and 2018, respectively. The changes in the foreign currency exchange losses were due to fluctuations of the U.S. Dollar, on a weighted average basis, against the currencies in which we transact our business. For the three months ended March 31, 2019, the small foreign currency exchange losses were primarily driven by the U.S. Dollar weakening against the British Pound and the Canadian Dollar, partially offset by the U.S. Dollar strengthening against the Euro. For the three months ended March 31, 2018, the U.S. Dollar weakened against the British Pound, the Euro, the Canadian Dollar and the Australian Dollar.
Income Tax Provision
The consolidated income tax provision represents the income tax expense or benefit associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the provision for income taxes represents taxes on the net income for our Belgium, Brazil, Ireland, Italy, Malta, Switzerland, United Kingdom and United States operations. The consolidated provision for income taxes was $8.9 million for the three months ended March 31, 2019 compared to $0.2 million for the same period ended 2018. The effective tax rate increased to 8.9% for the three months ended March 31, 2019 from 0.7% for the same period ended 2018. The increase in the effective tax rate for the comparative quarter-to-date periods was due to the concentration of the jurisdictional mix of taxable income in the first quarter of 2019 varying compared to the respective period.
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
U.S. Operations
The following table summarizes the results of operations for the U.S. Operations segment:

	For the Three Months Ended March 31,
(in millions)	2019	2018
Gross written premiums	$410.7	$372.8
Earned premiums	$273.8	$262.3
Losses and loss adjustment expenses	154.8	156.2
Underwriting, acquisition and insurance expenses	94.2	90.1
Underwriting income	24.8	16.0
Net investment income	23.1	22.6
Interest expense	(5.2)	(3.9)
Fee and other income	0.3	—
Fee and other expense	(0.1)	(0.7)
Income before income taxes	$42.9	$34.0
Loss ratio	56.5%	59.5%
Expense ratio	34.4%	34.4%
Combined ratio	90.9%	93.9%
The following tables contain reconciliations of certain non-GAAP financial measures, specifically the current accident year non-catastrophe loss, expense and combined ratios, to their most directly comparable GAAP measures for our U.S. Operations.

	For the Three Months Ended March 31,
	2019		2018
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$273.8		$262.3

Losses and loss adjustment expenses, as reported	$154.8	56.5%	$156.2	59.5%
Less:
Favorable prior accident year loss development	(4.0)	(1.5)%	(1.0)	(0.4)%
Catastrophe losses	4.0	1.5%	4.3	1.6%
Current accident year non-catastrophe losses	$154.8	56.5%	$152.9	58.3%
Expense ratio		34.4%		34.4%
Current accident year non-catastrophe combined ratio		90.9%		92.7%

Gross Written and Earned Premiums
Gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended March 31,
	2019		2018
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$64.2	$31.5	$45.6	$34.7
Liability	242.6	178.5	243.1	171.9
Professional	60.8	31.8	47.3	29.1
Specialty	43.1	32.0	36.8	26.6
Total	$410.7	$273.8	$372.8	$262.3
Property
The increase in gross written premiums for the three months ended March 31, 2019 compared to the same period in 2018 was primarily concentrated in our excess and surplus lines property and fronting divisions. Excess and surplus lines property realized growth from capitalizing on an improved rate environment and maintaining a high renewal retention rate during the first quarter of 2019. We also added a new non-excess and surplus lines fronting program in 2019. Net earned premiums in property decreased for the three months ended March 31, 2019 compared to the same period in 2018, primarily due to increased reinsurance costs, as previously discussed.
Liability
Gross written premiums decreased a modest $0.5 million for the three months ended March 31, 2019 compared to the same period in 2018, primarily due to the reduction in certain fronted business, partially offset by growth in casualty and commercial programs. Certain customers in the fronted programs elected to non-renew some of their larger accounts during this quarter for underwriting reasons. Casualty has increased premiums with improving retention on renewals, compared to prior year, while achieving rate increases. Our commercial programs business has experienced growth predominantly from new business. Net earned premiums increased for the three months ended March 31, 2019, compared to the same period in 2018, as a result of the growth realized by the risk-retaining casualty and commercial program businesses.
Professional
Gross written and net earned premiums increased for the three months ended March 31, 2019 as compared to the same period in 2018, as a result of new products that were launched in 2018 and continued focus on marketing and optimizing resources to write new business.
Specialty
The increase in gross written and net earned premiums for the three months ended March 31, 2019 as compared to the same period in 2018 is a result of the growth in our surety business, which continues to add new accounts as it expands its underwriting appetite.
Loss and Loss Adjustment Expenses
The loss ratio for the first quarter of 2019 was 56.5%, compared to 59.5% for the first quarter of 2018. The lower loss ratio in the first quarter of 2019 is driven by a 1.8 percentage point improvement in the current accident year non-catastrophe loss ratio, an improvement of 1.1 percentage points from an increase in favorable net prior-year reserve development, and an improvement of 0.1 percentage points from decreased catastrophe-related losses. The current accident year non-catastrophe loss ratio for the first quarter of 2019 was 56.5%, compared to 58.3% for the first quarter of 2018. This improvement was driven in large part by both increased rates in most lines of business and improved business mix trends. In addition, the first quarter of 2018 included a number of discrete non-catastrophe, weather-related property losses.
Net favorable prior-year reserve development for the first quarter of 2019 was $4.0 million and related primarily to liability and specialty lines, partially offset by unfavorable development in workers compensation and commercial multi-peril lines. The net favorable prior-year reserve development for the first quarter of 2018 was $1.0 million related primarily to certain liability and specialty lines.
Catastrophe losses for the first quarter of 2019 were $4.0 million related to U.S. storms, including Midwest floods, compared to catastrophe losses of $4.3 million in the first quarter of 2018, which were primarily related to Northeast winter storms.

Underwriting, Acquisition and Insurance Expenses
The expense ratio for the first quarter of 2019 was 34.4%, which is consistent with the first quarter of 2018 (which was also 34.4%). The first quarter of 2019 reflected lower acquisition costs associated with increased ceding commissions that were offset by continued strategic investments in people and technology, including digital initiatives in support of the aforementioned 10.2% gross written premium growth.
International Operations
The following table summarizes the results of operations for the International Operations segment:

	For the Three Months Ended March 31,
(in millions)	2019	2018
Gross written premiums	$350.1	$337.7
Earned premiums	$146.7	$152.4
Losses and loss adjustment expenses	82.4	79.2
Underwriting, acquisition and insurance expenses	55.1	57.4
Underwriting income	9.2	15.8
Net investment income	9.1	8.8
Interest expense	(2.8)	(2.3)
Fee and other income	1.2	1.2
Fee and other expense	(0.5)	(0.6)
Income before income taxes	$16.2	$22.9
Loss ratio	56.2%	52.0%
Expense ratio	37.5%	37.6%
Combined ratio	93.7%	89.6%
The following tables contain reconciliations of certain non-GAAP financial measures, specifically the current accident year non-catastrophe loss, expense and combined ratios, to their most directly comparable GAAP measures for our International Operations.

	For the Three Months Ended March 31,
	2019		2018
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$146.7		$152.4

Losses and loss adjustment expenses, as reported	$82.4	56.2%	$79.2	52.0%
Less:
Unfavorable (favorable) prior accident year loss development	0.8	0.5%	(2.8)	(1.8)%
Catastrophe losses	1.5	1.1%	—	—%
Current accident year non-catastrophe losses	$80.1	54.6%	$82.0	53.8%
Expense ratio		37.5%		37.6%
Current accident year non-catastrophe combined ratio		92.1%		91.4%

Gross Written and Earned Premiums
Gross written and earned premiums by our four primary insurance and reinsurance lines were as follows:

	For the Three Months Ended March 31,
	2019		2018
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$155.0	$35.6	$154.3	$58.0
Liability	47.0	29.4	47.2	20.1
Professional	55.9	29.2	46.4	25.3
Specialty	92.2	52.5	89.8	49.0
Total	$350.1	$146.7	$337.7	$152.4
Property
Gross written premiums for the quarter ended March 31, 2019 were relatively flat compared to the same period in 2018. The $0.7 million increase during the first quarter of 2019 was due to an improved rate environment and an increase in new business accounts, partially offset by planned premiums reductions within Syndicate 1200 due to our continued book optimization efforts. The $22.4 million decrease in net earned premiums for the three months ended March 31, 2019 as compared to the same period in 2018 was due to an increase in the ongoing strategic use of reinsurance programs as part of overall risk management initiatives, as well as increasing our use of third-party capital at Lloyd’s.
Liability
The modest $0.2 million decrease in gross written premiums for the quarter ended March 31, 2019 as compared to the same period in 2018 was due to a decrease in casualty reinsurance driven by slower organic growth during the first quarter of 2019, partially offset by growth in our European operations as a result of the addition of ArgoGlobal SpA. The $9.3 million increase in net earned premiums for the three months ended March 31, 2019 as compared to the same period in 2018 was primarily due to the earning of premiums written in 2018 related to our European binder business.
Professional
The $9.5 million and $3.9 million increases in gross written and net earned premiums, respectively, for the three months ended March 31, 2019 as compared to the same period in 2018 were primarily attributable to growth in our Syndicate 1200 business driven by prior years of account binder increases in professional indemnity and cyber lines, as well as increased current year writings in professional indemnity.
Specialty
The $2.4 million increase in gross written premiums for the three months ended March 31, 2019 as compared to the same period in 2018 was concentrated in our European and Latin America operations. European growth was largely due to the introduction of two new lines of business in our binder platform, while the Latin American growth was driven by an increase in new business accounts in cargo marine. The $3.5 million increase in net earned premiums during the first quarter of 2019 as compared to the same period in 2018 was largely due to the earning of premiums written in 2018 in Europe and Syndicate 1200.
Loss and Loss Adjustment Expenses
The loss ratio for the first quarter of 2019 was 56.2%, compared to 52.0% for the first quarter of 2018. The increase in the loss ratio includes 2.3 percentage points resulting from $0.8 million of net unfavorable prior-year reserve development in the first quarter of 2019 compared to net favorable prior-year reserves development of $2.8 million for the same period in 2018, as well as 1.1 percentage point related to catastrophe losses of $1.5 million in the first quarter of 2019. The current accident year non-catastrophe loss ratio for the first quarter of 2019 was 54.6%, compared to 53.8% for the first quarter of 2018. This increase was driven by increased ceded reinstatement premiums paid (which reduced net earned premiums) in the first quarter of 2019 as a result of higher ceded loss recoveries on prior-year catastrophe events.
Net unfavorable prior-year reserve development for the first quarter of 2019 was $0.8 million and concentrated in general liability lines, partially offset by favorable development in property reinsurance losses related to various prior-year catastrophe events. The net favorable prior-year reserve development for the first quarter of 2018 was $2.8 million and primarily related to favorable development on property losses from the 2017 hurricanes, partially offset by unfavorable development within specialty lines.
Catastrophe losses for the first quarter of 2019 were $1.5 million due to Australian floods, compared to no catastrophe losses in the first quarter of 2018.
Underwriting, Acquisition and Insurance Expenses
The expense ratio for the first quarter of 2019 was 37.5%, down modestly from 37.6% for the same period in 2018. The decrease in the expense ratio related to a decline in personnel and other operating costs, partially offset by an increase in the acquisition expense ratio.
Fee and Other Income/Expense
Fee and other income represents amounts we receive in connection with the management of third party capital for our underwriting Syndicates at Lloyd’s. Fee and other income was $1.2 million for both the three months ended March 31, 2019 and 2018, while fee and other expense was relatively unchanged at $0.5 million and $0.6 million for three months ended March 31, 2019 and 2018, respectively. The slight decrease in fee and other expenses was primarily due to lower personnel costs.
Run-off Lines
The following table summarizes the results of operations for the Run-off Lines segment:

	For the Three Months Ended March 31,
(in millions)	2019	2018
Earned premiums	$—	$—
Losses and loss adjustment expenses	0.7	1.8
Underwriting, acquisition and insurance expenses	(0.2)	0.7
Underwriting loss	(0.5)	(2.5)
Net investment income	1.4	2.2
Interest expense	(0.3)	(0.4)
Income (loss) before income taxes	$0.6	$(0.7)
Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses for the three months ended March 31, 2019 was the result of net unfavorable loss reserve development on prior accident years in other run-off lines. Losses and loss adjustment expenses for the three months ended March 31, 2018 was the result of net unfavorable loss reserve development on prior accident years of $1.3 million in other run-off lines and $0.5 million in Risk Management.
The following table represents a reconciliation of total gross and net reserves for the Run-off Lines. Amounts in the net column are reduced by reinsurance recoverable.

	For the Three Months Ended March 31,
	2019		2018
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$54.7	$46.2	$55.9	$47.2
Incurred losses	0.2	0.2	0.2	0.2
Losses paid	(1.7)	(1.5)	(1.3)	(1.3)
Loss reserves - asbestos and environmental, end of period	53.2	44.9	54.8	46.1
Risk management reserves	193.9	120.8	216.6	134.8
Run-off reinsurance reserves	1.6	1.6	1.8	1.8
Other run-off lines	11.9	6.9	1.6	1.6
Total loss reserves - Run-off Lines	$260.6	$174.2	$274.8	$184.3

Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the Run-off Lines segment consists primarily of administrative expenses. The decrease in underwriting expense for the first quarter 2019 as compared to the same period ended 2018 was primarily attributable to the combination of decreased overhead expenses and a non-recurring cash receipt for unclaimed property in the first quarter of 2019.
Liquidity and Capital Resources
Cash Flows
The primary sources of our cash flows are premiums, reinsurance recoveries, proceeds from sales and redemptions of investments and investment income. The primary cash outflows are claim payments, loss adjustment expenses, reinsurance costs, purchases of investments and operating expenses. Additional cash outflow occurs through payments of underwriting and acquisition costs such as commissions, taxes, payroll and general overhead expenses. Management believes that cash receipts from premiums, proceeds from investment sales and redemptions and investment income are sufficient to cover cash outflows in the foreseeable future. Should the need for additional cash arise, we believe we have access to additional sources of liquidity.
Cash provided by operating activities can fluctuate due to a timing difference in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the three months ended March 31, 2019 and 2018, net cash provided by operating activities was $55.6 million and $153.6 million, respectively. The decrease in cash flows from operating activities in 2019 from 2018 was primarily driven by the timing of reinsurance recoveries and premium cash receipts in the respective periods. In addition, in 2018 there was cash received from certain third parties in advance of certain large claim settlements related to the third quarter 2017 hurricanes. This transaction is included in the line item "Accrued underwriting expense and other liabilities" in the operating activities section of our Consolidated Statements of Cash Flows.
For the three months ended March 31, 2019 and 2018, net cash used in investing activities was $31.7 million and $128.5 million, respectively. The decrease in cash used in investing was mainly the result of the decrease in cash used to purchase equity securities and short-term investments, partially offset by the proceeds from sales of equity securities and maturities of fixed securities. As of March 31, 2019, $443.7 million of the investment portfolio was invested in short-term investments.
For three months ended March 31, 2019 and 2018, net cash used in financing activities was $10.5 million and $27.7 million, respectively. During the first three months ended March 31, 2019, we did not repurchase any common shares. During the three months ended March 31, 2018, we repurchased 314,586 of our common shares for a total cost of $18.6 million. We paid cash dividends to our shareholders totaling $10.8 million and $9.3 million during the three months ended March 31, 2019 and 2018, respectively.
Argo Common Shares and Dividends
For the three months ended March 31, 2019, our Board of Director declared a quarterly cash dividend in the amount of $0.31 per share. Cash dividends paid for the three month ended March 31, 2019 was $10.8 million.
On May 3, 2016, our Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous repurchase authorizations. Shares purchased are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of March 31, 2019, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
Refer to Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2018 that Argo Group filed with the SEC on February 25, 2019 for further discussion on Argo Group’s liquidity.
Recent Accounting Standards and Critical Accounting Estimates
New Accounting Standards
The discussion of the adoption and pending adoption of recently issued accounting policies is included in Note 2, “Recently Issued Accounting Standards,” in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 - “Consolidated Financial Statements (unaudited).”
Critical Accounting Estimates
Refer to “Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 that we filed with the SEC on February 25, 2019 for information on accounting policies that we consider critical in preparing our consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We believe that we are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk.
Interest Rate Risk
Our primary market risk exposure is the exposure of our fixed maturity investment portfolio to interest rate risk and the changes in interest rates. Fluctuations in interest rates have a direct impact on the fair valuation of these securities. As interest rates rise, the fair value of our fixed maturity portfolio falls, and the converse is also true. We manage interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates. The model duration of the assets comprising our fixed maturity investment portfolio was 2.56 years and 2.78 years at March 31, 2019 and December 31, 2018, respectively.
Credit Risk
We have exposure to credit risk on losses recoverable from reinsurers and receivables from insureds. Our controls to mitigate this risk include limiting our exposure to any one counterparty, evaluating the financial strength of our reinsurers, generally requiring minimum credit ratings and in certain cases receiving collateral from our reinsurers and insureds.
We also have exposure to credit risk in our investment holdings. Our risk management strategy and investment policy attempts to mitigate this risk by primarily investing in debt instruments of high credit quality issuers, limiting credit concentration, monitoring the credit quality of issuers and counterparties and diversifying issuers. The weighted average rating of our fixed maturity investments was A+ with 86.1% and 85.6% rated investment grade or better (BBB- or higher) at March 31, 2019 and December 31, 2018, respectively.
Our portfolio also includes alternative investments with a carrying value at March 31, 2019 and December 31, 2018 of $483.3 million and $489.8 million (9.9% and 10.2% of total invested assets) respectively. We may invest in both long and short equities, corporate debt securities, currencies, real estate, commodities and derivatives. We attempt to mitigate our risk by selecting managers with extensive experience, proven track records and robust controls and processes. We also mitigate our risk by diversifying through multiple managers and different types of assets and asset classes.
Equity Price Risk
We hold a diversified portfolio of equity securities with a fair value of $403.2 million and $354.5 million (8.2% and 7.4% of total invested assets) at March 31, 2019 and December 31, 2018, respectively. Our equity securities are exposed to equity price risk which is defined as the potential for loss in fair value due to a decline in equity prices. We believe the diversification of our equity securities among various industries, market segments and issuers, as well as the use of multiple outside investment managers, mitigates our exposure to equity price risk.
Foreign Currency Risk
We have exposure to foreign currency risk in our insurance contracts, invested assets and to a lesser extent, a portion of our debt. We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance contracts that are payable in currencies other than the U.S. Dollar with cash and investments that are denominated in such currencies. We also use foreign exchange forward contracts to mitigate this risk. We recognized $0.6 million in losses from movements in foreign currency rates for the three months ended March 31, 2019. We recognized $0.7 million in gains on our foreign currency forward contracts for the three months ended March 31, 2019.
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
There were no changes in the internal control over financial reporting made during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
Our subsidiaries are parties to legal actions incidental to their business.  Based on the opinion of legal counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.
Item 1A.  Risk Factors
Actions of activist stockholders could impact the pursuit of our business strategies and adversely affect our results of operations, financial condition and/or share price.
We value constructive input from investors and regularly engage in dialogue with our shareholders regarding strategy and performance. Our Board of Directors and management team are committed to acting in the best interests of all of our shareholders. There is no assurance that the actions taken by the Board of Directors and management in seeking to maintain constructive engagement with certain shareholders will be successful.
Campaigns by activist shareholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value by means of financial restructuring, increased debt, special dividends, stock repurchases, sales of assets or other transactions. Campaigns are also initiated by activist shareholders advocating for particular environmental or social causes through adoption of binding shareholder proposals. Activist shareholders who disagree with the composition of a publicly traded company’s board of directors, or with its strategy and/or management seek to involve themselves in the governance and strategic direction of a company through various activities that range from private engagement to publicity campaigns, proxy contests, efforts to force transactions not supported by the company’s board of directors, and in some instances, litigation.
From time to time, we may be subject to activities instituted by activist shareholders. Responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, and could divert the attention of our Board of Directors and employees from the management of our operations and the pursuit of our business strategies. As a result, activist shareholder campaigns could adversely affect our business, results of operations, financial condition and/or share price.
See “Risk Factors” in the Argo Group Annual Report on Form 10-K for the year ended December 31, 2018 for a detailed discussion of the additional risk factors affecting us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchase of Equity Securities
On May 3, 2016, our Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous Repurchase Authorizations.
From January 1, 2018 through March 31, 2019, we did not repurchase any of our common stock. Since the inception of the repurchase authorizations through March 31, 2019, we have repurchased 11,315,889 shares of our common stock at an average price of $40.22 for a total cost of $455.1 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of March 31, 2019, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million. The following table provides information with respect to shares of our common stock that were repurchased or surrendered during the three months ended March 31, 2019:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publically Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
January 1 through January 31, 2019	90	$67.03	—	$53,281,805
February 1 through February 28, 2019	5,926	$70.14	—	$53,281,805
March 1 through March 31, 2019	19,358	$69.43	—	$53,281,805
Total	25,374		—
Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under our various employee equity compensation plans. For the three months ended March 31, 2019, we received 25,374 shares of our common stock, with an average price paid per share of $69.58 that were surrendered by employees in payment for the minimum required withholding taxes. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits
A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index of this Form 10-Q, which immediately precedes such exhibits, and is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description

10.1
Executive Employment Agreement, effective as of January 1, 2019, between Argo Group US, Inc. and Kevin J. Rehnberg (incorporated by reference to Exhibit 10.1 to Argo Group's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019)

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

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

May 8, 2019	By	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

May 8, 2019	By	/s/ Jay S. Bullock
Jay S. Bullock
Executive Vice President and Chief Financial Officer