Form 10-Q
period 2019-06-30
Argo Group International Holdings, Ltd.
filed 2019-08-06
CIK 1091748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding (net of treasury shares) of each of the issuer’s classes of common shares as of August 1, 2019.

Title	Outstanding
Common Shares, par value $1.00 per share	34,288,704

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares and per share amounts)

	June 30, 2019	December 31, 2018 *
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost: 2019 - $3,499.5; 2018 - $3,529.1)	$3,533.2	$3,460.4
Equity securities, at fair value (cost: 2019 - $310.4; 2018 - $310.6)	421.0	354.5
Other investments (cost: 2019 - $495.5; 2018 - $482.0)	509.4	489.8
Short-term investments, at fair value (cost: 2019 - $414.0; 2018 - $482.3)	414.0	482.3
Total investments	4,877.6	4,787.0
Cash	182.3	139.2
Accrued investment income	26.7	27.2
Premiums receivable	728.0	649.9
Reinsurance recoverables	2,769.5	2,688.3
Goodwill	177.0	177.0
Intangible assets, net of accumulated amortization	92.6	93.5
Current income taxes receivable, net	3.8	8.2
Deferred acquisition costs, net	163.9	167.3
Ceded unearned premiums	593.9	457.7
Operating lease right-of-use assets	112.6	—
Other assets	438.8	362.9
Total assets	$10,166.7	$9,558.2
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$4,735.7	$4,654.6
Unearned premiums	1,404.0	1,300.9
Accrued underwriting expenses and other liabilities	279.4	261.9
Ceded reinsurance payable, net	1,052.8	970.5
Funds held	35.2	37.2
Senior unsecured fixed rate notes	139.9	139.8
Other indebtedness	182.3	183.4
Junior subordinated debentures	257.2	257.0
Deferred tax liabilities, net	25.4	6.2
Operating lease liabilities	125.8	—
Total liabilities	8,237.7	7,811.5
Commitments and contingencies (Note 14)
Shareholders' equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 45,594,095 and 45,276,999 shares issued at June 30, 2019 and December 31, 2018, respectively	45.6	45.3
Additional paid-in capital	1,369.7	1,372.0
Treasury shares (11,315,889 shares at June 30, 2019 and December 31, 2018, respectively)	(455.1)	(455.1)
Retained earnings	959.9	862.6
Accumulated other comprehensive income (loss), net of taxes	8.9	(78.1)
Total shareholders' equity	1,929.0	1,746.7
Total liabilities and shareholders' equity	$10,166.7	$9,558.2
*    Derived from audited consolidated financial statements.
See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except number of shares and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Premiums and other revenue:
Earned premiums	$431.7	$417.7	$852.2	$832.4
Net investment income	42.8	33.2	76.7	69.2
Fee and other income	2.1	1.9	4.4	3.9
Net realized investment (losses) gains:
Net realized investment (losses) gains	(0.6)	6.2	(2.3)	21.4
Change in fair value of equity securities	12.6	4.3	66.8	(26.6)
Net realized investment gains (losses)	12.0	10.5	64.5	(5.2)
Total revenue	488.6	463.3	997.8	900.3
Expenses:
Losses and loss adjustment expenses	284.8	245.5	522.7	482.7
Underwriting, acquisition and insurance expenses	168.9	156.8	329.6	317.0
Interest expense	9.3	7.8	17.8	15.5
Fee and other expense	1.3	1.6	2.6	3.6
Foreign currency exchange gains	(5.3)	(5.5)	(4.6)	(0.6)
Total expenses	459.0	406.2	868.1	818.2
Income before income taxes	29.6	57.1	129.7	82.1
Income tax provision	0.8	15.3	9.7	15.5
Net income	$28.8	$41.8	$120.0	$66.6
Net income per common share:
Basic	$0.84	$1.23	$3.52	$1.96
Diluted	$0.83	$1.20	$3.45	$1.92
Dividend declared per common share	$0.31	$0.27	$0.62	$0.54
Weighted average common shares:
Basic	34,195,250	33,938,509	34,090,372	33,903,809
Diluted	34,779,991	34,668,918	34,759,548	34,704,811

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net realized investment gains (losses) before other-than-temporary impairment losses	$14.5	$11.4	$71.3	$(3.3)
Other-than-temporary impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturities	(2.5)	(0.9)	(6.8)	(1.9)
Impairment losses recognized in earnings	(2.5)	(0.9)	(6.8)	(1.9)
Net realized investment gains (losses)	$12.0	$10.5	$64.5	$(5.2)

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$28.8	$41.8	$120.0	$66.6
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.3)	(2.9)	(0.1)	(4.0)
Unrealized gains (losses) on securities:
Gains (losses) arising during the year	41.9	(36.7)	98.7	(61.4)
Reclassification adjustment for losses included in net income	1.8	15.1	4.9	2.6
Other comprehensive income (loss) before tax	43.4	(24.5)	103.5	(62.8)
Income tax provision related to other comprehensive income (loss):
Unrealized gains (losses) on securities:
Gains (losses) arising during the year	6.7	(5.3)	15.8	(9.3)
Reclassification adjustment for losses included in net income	0.2	2.5	0.7	0.2
Income tax provision (benefit) related to other comprehensive income (loss)	6.9	(2.8)	16.5	(9.1)
Other comprehensive income (loss), net of tax	36.5	(21.7)	87.0	(53.7)
Comprehensive income	$65.3	$20.1	$207.0	$12.9

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except number of shares and per share amounts)
(Unaudited)

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity
Balance, December 31, 2017	$40.4	$1,129.1	$(423.4)	$977.0	$96.6	$1,819.7
Net income	—	—	—	66.6	—	66.6
Other comprehensive loss - change in fair value of fixed maturities, net of taxes	—	—	—	—	(49.7)	(49.7)
Other comprehensive loss, net - other	—	—	—	—	(4.0)	(4.0)
Repurchase of common share (344,533 at a weighted average price of $59.20)	—	—	(20.4)	—	—	(20.4)
Activity under stock incentive plans	0.4	9.3	—	—	—	9.7
Retirement of common shares (tax payments on equity compensation)	(0.1)	(6.5)	—	—	—	(6.6)
Employee stock purchase plan	—	0.5	—	—	—	0.5
15% stock dividend	4.4	232.9	—	(237.3)	—	—
Cash dividend declared - common shares ($0.54/share)	—	—	—	(18.7)	—	(18.7)
Cumulative effect of adoption of ASU 2016-01, net of taxes	—	—	—	117.5	(117.5)	—
Cumulative effect of adoption of ASU 2018-02, net of taxes	—	—	—	(20.7)	20.7	—
Balance, June 30, 2018	$45.1	$1,365.3	$(443.8)	$884.4	$(53.9)	$1,797.1

Balance, December 31, 2018	$45.3	$1,372.0	$(455.1)	$862.6	$(78.1)	$1,746.7
Net income	—	—	—	120.0	—	120.0
Other comprehensive income - change in fair value of fixed maturities, net of taxes	—	—	—	—	87.1	87.1
Other comprehensive loss, net - other	—	—	—	—	(0.1)	(0.1)
Activity under stock incentive plans	0.4	7.4	—	—	—	7.8
Retirement of common shares (tax payments on equity compensation)	(0.1)	(10.8)	—	—	—	(10.9)
Employee stock purchase plan	—	1.1	—	—	—	1.1
Cash dividend declared - common shares ($0.62/share)	—	—	—	(22.7)	—	(22.7)
Balance, June 30, 2019	$45.6	$1,369.7	$(455.1)	$959.9	$8.9	$1,929.0

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$120.0	$66.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	13.8	13.8
Share-based payments expense	8.8	11.0
Deferred income tax benefit, net	3.2	(6.9)
Net realized investment (gains) loss	(64.5)	5.2
Undistributed earnings from alternative investment portfolio	(11.4)	(13.9)
Loss on disposals of fixed assets, net	0.1	—
Change in:
Accrued investment income	0.5	(1.2)
Receivables	(161.9)	(53.3)
Deferred acquisition costs	3.5	(1.5)
Ceded unearned premiums	(136.2)	(87.4)
Reserves for losses and loss adjustment expenses	83.2	(71.1)
Unearned premiums	103.0	67.0
Ceded reinsurance payable and funds held	80.3	80.2
Income taxes	4.4	14.9
Accrued underwriting expenses and other liabilities	12.8	156.6
Other, net	(64.5)	(54.1)
Cash (used in) provided by operating activities	(4.9)	125.9
Cash flows from investing activities:
Sales of fixed maturity investments	751.6	882.0
Maturities and mandatory calls of fixed maturity investments	168.8	288.7
Sales of equity securities	32.2	104.9
Sales of other investments	31.1	38.1
Purchases of fixed maturity investments	(888.5)	(1,237.5)
Purchases of equity securities	(32.4)	(113.3)
Purchases of other investments	(38.2)	(23.3)
Change in foreign regulatory deposits and voluntary pools	6.3	13.1
Change in short-term investments	67.7	(80.7)
Settlements of foreign currency exchange forward contracts	9.9	2.3
Cash acquired with acquisition of Ariscom	—	15.6
Purchases of fixed assets	(15.7)	(11.0)
Other, net	(22.5)	(16.7)
Cash provided by (used in) investing activities	70.3	(137.8)
Cash flows from financing activities:
Activity under stock incentive plans	0.9	0.2
Repurchase of Company's common shares	—	(19.4)
Payment of cash dividends to common shareholders	(22.7)	(18.7)
Cash used in financing activities	(21.8)	(37.9)
Effect of exchange rate changes on cash	(0.5)	(0.1)
Change in cash	43.1	(49.9)
Cash, beginning of year	139.2	176.6
Cash, end of period	$182.3	$126.7

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
The interim financial information as of, and for the three and six months ended June 30, 2019 and 2018 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain reclassifications have been made to financial information presented for prior years to conform to the current year’s presentation.
2.    Recently Issued Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2018-13, "Fair Value Measurement" (Topic 820). ASU 2018-13 eliminates, adds and modifies certain disclosure requirements on fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within the year of adoption. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are applied prospectively for only the most recent interim or annual period presented in the initial fiscal year adoption. All other amendments are applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. We are currently in the process of evaluating the impact that the adoption of the ASU will have on our financial disclosures.
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
In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). ASU 2016-02 requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additionally, the ASU modifies current guidance for lessors' accounting. In July 2018, the FASB issued ASU 2018-11, "Leases: Targeted Improvements" (Topic 842), which provides for an alternative transition method by allowing entities to initially apply the new leases standard at the adoption date (such as January 1, 2019) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (comparative periods presented in the financial statements will continue to be in accordance with current GAAP (Topic 840, Leases). The standard was effective for annual and interim periods beginning after December 15, 2018, with earlier application permitted.

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
Please see Note 4 - “Leases” for further discussion on the impact of the adoption of this standard.
3.    Investments
Included in “Total investments” in our Consolidated Balance Sheets at June 30, 2019 and December 31, 2018 is $142.8 million and $133.4 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party participants that provide underwriting capital to the operations of Syndicates 1200 and 1910.
Fixed Maturities
The amortized cost, gross unrealized gains, gross unrealized losses and fair value of fixed maturity investments were as follows:

June 30, 2019
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Governments	$241.7	$2.1	$0.7	$243.1
Foreign Governments	239.9	4.4	1.8	242.5
Obligations of states and political subdivisions	149.2	7.4	0.1	156.5
Corporate bonds	1,786.4	33.3	23.5	1,796.2
Commercial mortgage-backed securities	161.8	4.6	0.2	166.2
Residential mortgage-backed securities	506.2	9.3	1.3	514.2
Asset-backed securities	187.9	1.5	0.3	189.1
Collateralized loan obligations	226.4	0.5	1.5	225.4
Total fixed maturities	$3,499.5	$63.1	$29.4	$3,533.2

December 31, 2018
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Governments	$240.9	$0.2	$4.9	$236.2
Foreign Governments	224.1	0.5	7.8	216.8
Obligations of states and political subdivisions	236.7	4.3	1.2	239.8
Corporate bonds	1,808.7	7.5	58.7	1,757.5
Commercial mortgage-backed securities	205.3	0.7	3.2	202.8
Residential mortgage-backed securities	413.1	3.4	5.7	410.8
Asset-backed securities	173.6	0.4	1.2	172.8
Collateralized loan obligations	226.7	0.5	3.5	223.7
Total fixed maturities	$3,529.1	$17.5	$86.2	$3,460.4

Contractual Maturity
The amortized cost and fair values of fixed maturity investments as of June 30, 2019, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$268.1	$268.2
Due after one year through five years	1,439.4	1,444.4
Due after five years through ten years	622.8	634.5
Thereafter	86.9	91.2
Structured securities	1,082.3	1,094.9
Total	$3,499.5	$3,533.2

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.
Other Investments
Details regarding the carrying value and unfunded investment commitments of other investments as of June 30, 2019 and December 31, 2018 were as follows:

June 30, 2019
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$117.9	$—
Private equity	254.1	102.6
Long only funds	133.0	—
Other	4.4	—
Total other investments	$509.4	$102.6

December 31, 2018
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$120.6	$—
Private equity	211.8	120.5
Long only funds	153.0	—
Other	4.4	—
Total other investments	$489.8	$120.5

The following describes each investment type:

•	Hedge funds: Hedge funds include funds that primarily buy and sell stocks, including short sales, multi-strategy credit, relative value credit and distressed credit.

•
Private equity: Private equity includes buyout funds, real asset/infrastructure funds, credit special situations funds, mezzanine lending funds and direct investments and strategic non-controlling minority investments in private companies that are principally accounted for using the equity method of accounting.

•	Long only funds: Our long only funds include a fund that primarily owns international stocks and funds that primarily own investment-grade corporate and sovereign fixed income securities.

•	Other: Other includes participation in investment pools.
Unrealized Losses and Other-Than-Temporary Impairments
An aging of unrealized losses on our investments in fixed maturities is presented below:

June 30, 2019	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$5.4	$—	$90.6	$0.7	$96.0	$0.7
Foreign Governments	61.8	1.3	57.5	0.5	119.3	1.8
Obligations of states and political subdivisions	0.5	—	4.3	0.1	4.8	0.1
Corporate bonds	306.4	19.3	252.6	4.2	559.0	23.5
Commercial mortgage-backed securities	10.2	—	23.1	0.2	33.3	0.2
Residential mortgage-backed securities	30.0	0.3	87.3	1.0	117.3	1.3
Asset-backed securities	13.7	0.1	42.1	0.2	55.8	0.3
Collateralized loan obligations	151.7	1.2	47.9	0.3	199.6	1.5
Total fixed maturities	$579.7	$22.2	$605.4	$7.2	$1,185.1	$29.4

December 31, 2018	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$28.2	$0.2	$173.0	$4.7	$201.2	$4.9
Foreign Governments	73.4	3.6	125.0	4.2	198.4	7.8
Obligations of states and political subdivisions	53.3	0.6	25.3	0.6	78.6	1.2
Corporate bonds	964.3	45.7	440.8	13.0	1,405.1	58.7
Commercial mortgage-backed securities	48.5	0.6	90.6	2.6	139.1	3.2
Residential mortgage-backed securities	63.5	0.7	176.1	5.0	239.6	5.7
Asset-backed securities	73.6	0.6	64.2	0.6	137.8	1.2
Collateralized loan obligations	209.5	3.3	10.3	0.2	219.8	3.5
Total fixed maturities	$1,514.3	$55.3	$1,105.3	$30.9	$2,619.6	$86.2
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

We hold a total of 9,406 securities, of which 1,122 were in an unrealized loss position for less than one year and 832 were in an unrealized loss position for a period one year or greater as of June 30, 2019. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increased credit spreads, foreign currency fluctuations and higher market yields relative to the date the securities were purchased, and for structured securities, by the performance of the underlying collateral, as well. In considering whether or not an investment is other-than-temporarily impaired, we also considered that we do not intend to sell the investments and it is unlikely that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. We do not consider these investments to be other-than-temporarily impaired at June 30, 2019.
We recognized other-than-temporary losses on our fixed maturities portfolio as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Other-than-temporary impairment:
Corporate bonds	$(2.5)	$(0.9)	$(6.8)	$(1.9)
Other-than-temporary impairment losses	$(2.5)	$(0.9)	$(6.8)	$(1.9)

Net Realized Investment Gains and Losses
The following table presents our gross realized investment gains (losses):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Realized gains on fixed maturities and other
Fixed maturities	$5.7	$3.7	$9.4	$11.2
Other investments	5.5	15.6	14.3	27.3
	11.2	19.3	23.7	38.5
Realized losses on fixed maturities and other
Fixed maturities	(4.7)	(6.5)	(7.2)	(11.4)
Other investments	(5.2)	(16.3)	(13.3)	(25.6)
Other-than-temporary impairment losses on fixed maturities	(2.5)	(0.9)	(6.8)	(1.9)
	(12.4)	(23.7)	(27.3)	(38.9)
Equity securities
Net realized gains on equity securities	0.6	10.6	1.3	21.8
Change in unrealized gains (losses) on equity securities held at the end of the period	12.6	4.3	66.8	(26.6)
Net realized gains (losses) on equity securities	13.2	14.9	68.1	(4.8)
Net realized investment gains (losses) before income taxes	12.0	10.5	64.5	(5.2)
Income tax (provision) benefit	(2.6)	(2.4)	(12.2)	0.5
Net realized investment gains (losses), net of income taxes	$9.4	$8.1	$52.3	$(4.7)

The cost of securities sold is based on the specific identification method.

Changes in unrealized gains (losses) related to investments are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Change in unrealized gains (losses)
Fixed maturities	$39.2	$(21.8)	$99.1	$(58.9)
Other and Short-term investments	4.5	0.2	4.5	0.1
Net unrealized investment gains (losses) before income taxes	43.7	(21.6)	103.6	(58.8)
Income tax (provision) benefit	(6.9)	2.8	(16.5)	9.1
Net unrealized investment gains (losses), net of income taxes	$36.8	$(18.8)	$87.1	$(49.7)

Foreign Currency Exchange Forward Contracts
We entered into foreign currency exchange forward contracts to manage operational currency exposure on our Canadian dollar investment portfolio, minimize negative impacts to investment portfolio returns, and gain exposure to a total return strategy which invests in multiple currencies.  The currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other liabilities.” The gains and losses are included in “Net realized investment gains (losses)” in our Consolidated Statements of Income.
The fair value of our foreign currency exchange forward contracts as of June 30, 2019 and December 31, 2018 was as follows:

(in millions)	June 30, 2019	December 31, 2018
Operational currency exposure	$(5.4)	$4.4
Asset manager investment exposure	(0.3)	(0.3)
Total return strategy	0.3	(1.5)
Total	$(5.4)	$2.6

The following table represents our gross investment realized gains and losses on our foreign currency exchange forward contracts:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Realized gains
Operational currency exposure	$0.6	$1.7	$0.8	$6.0
Asset manager investment exposure	0.3	8.7	1.4	13.0
Total return strategy	5.9	4.3	12.3	6.9
Gross realized investment gains	6.8	14.7	14.5	25.9
Realized losses
Operational currency exposure	(2.5)	(3.7)	(4.6)	(4.3)
Asset manager investment exposure	(0.3)	(5.7)	(0.5)	(11.6)
Total return strategy	(3.9)	(6.0)	(8.6)	(8.1)
Gross realized investment losses	(6.7)	(15.4)	(13.7)	(24.0)
Net realized investment gains on foreign currency exchange forward contracts	$0.1	$(0.7)	$0.8	$1.9

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

(in millions)	June 30, 2019	June 30, 2018
Securities on deposit for regulatory and other purposes	$187.0	$167.0
Securities pledged as collateral for letters of credit	126.6	78.1
Securities and cash on deposit supporting Lloyd’s business	392.2	373.9
Total restricted investments	$705.8	$619.0

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

We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of June 30, 2019 and December 31,2018. A description of the valuation techniques we use to measure assets at fair value is as follows:
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
Transfers Between Level 1 and Level 2 Securities: There were no transfers between Level 1 and Level 2 securities during the six months ended June 30, 2019.
Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	June 30, 2019	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
U.S. Governments	$243.1	$237.6	$5.5	$—
Foreign Governments	242.5	—	242.5	—
Obligations of states and political subdivisions	156.5	—	156.5	—
Corporate bonds	1,796.2	1.2	1,791.1	3.9
Commercial mortgage-backed securities	166.2	—	166.2	—
Residential mortgage-backed securities	514.2	—	514.2	—
Asset-backed securities	189.1	—	189.1	—
Collateralized loan obligations	225.4	—	225.4	—
Total fixed maturities	3,533.2	238.8	3,290.5	3.9
Equity securities	421.0	412.5	—	8.5
Other investments	89.1	—	89.1	—
Short-term investments	414.0	378.8	35.2	—
	$4,457.3	$1,030.1	$3,414.8	$12.4

(a)	Quoted prices in active markets for identical assets

(b)	Significant other observable inputs

(c)	Significant unobservable inputs

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2018	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
U.S. Governments	$236.2	$226.7	$9.5	$—
Foreign Governments	216.8	—	216.8	—
Obligations of states and political subdivisions	239.8	—	239.8	—
Corporate bonds	1,757.5	—	1,755.3	2.2
Commercial mortgage-backed securities	202.8	—	202.8	—
Residential mortgage-backed securities	410.8	—	410.8	—
Asset-backed securities	172.8	—	172.8	—
Collateralized loan obligations	223.7	—	223.7	—
Total fixed maturities	3,460.4	226.7	3,231.5	2.2
Equity securities	354.5	346.3	—	8.2
Other investments	114.4	—	114.4	—
Short-term investments	482.3	453.9	28.4	—
	$4,411.6	$1,026.9	$3,374.3	$10.4

(a)	Quoted prices in active markets for identical assets

(b)	Significant other observable inputs

(c)	Significant unobservable inputs
The fair value measurements in the tables above do not equal “Total investments” on our Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting.
A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:
Fair Value Measurements Using Observable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2019	$2.2	$8.2	$10.4
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income	—	0.3	0.3
Included in other comprehensive income	(0.1)	—	(0.1)
Purchases, issuances, sales, and settlements:
Purchases	1.8	—	1.8
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Ending balance, June 30, 2019	$3.9	$8.5	$12.4
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2019	$—	$—	$—

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2018	$1.9	$2.3	$4.2
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income	—	0.2	0.2
Included in other comprehensive loss	0.3	—	0.3
Purchases, issuances, sales, and settlements:
Purchases	—	7.3	7.3
Issuances	—	—	—
Sales	—	(1.6)	(1.6)
Settlements	—	—	—
Ending balance, December 31, 2018	$2.2	$8.2	$10.4
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2018	$—	$—	$—

At June 30, 2019 and December 31, 2018, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.
4.     Leases
We adopted ASU 2016-02, "Leases" on January 1, 2019, which resulted in the recognition of operating leases on the balance sheet beginning in 2019 and forward. See Note 2, “Recently Issued Accounting Pronouncements,” for additional information on the adoption of the ASU.
We determine if a contract contains a lease at inception and recognize operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments at the commencement date. As our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments. Lease agreements have lease and non-lease components. We account for these components separately, therefore our operating lease right-of-use asset and operating lease liabilities represent base rent only. Lease expense is recognized on a straight-line basis over the lease term.
Our operating lease obligations are for office facilities, corporate housing, and equipment, including corporate aviation. Our leases have remaining lease terms of less than 1 year to 14 years, some of which include options to extend the leases. Expenses associated with leases totaled $6.1 million and $12.2 million for the three and six months ended June 30, 2019, respectively as compared to $5.0 million and $9.7 million for the three and six months ended June 30, 2018. The components of lease expense and other lease information as of and during the six months ended June 30, 2019 are as follows:

(in millions)	June 30, 2019
Operating leases right-of-use assets	$112.6
Operating lease liabilities	125.8

Operating lease weighted-average remaining lease term	10.39
Operating lease weighted-average discount rate	3.87%

(in millions)	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Operating lease costs	$5.1	$10.2
Variable lease costs	1.1	2.2
Sublease income	(0.1)	(0.2)
Total lease costs	$6.1	$12.2

Operating cash flows from operating leases (fixed payments)		$9.4
Operating cash flows from operating leases (liability reduction)		7.6

Our finance leases and short-term leases as of June 30, 2019 were not material.
Future minimum lease payments under operating leases as of June 30, 2019 and December 31, 2018 were as follows:

(in millions)	June 30, 2019	December 31, 2018
2019	$9.3	$18.7
2020	18.6	18.6
2021	17.5	17.5
2022	14.8	14.7
2023	12.3	12.3
Thereafter	80.9	80.1
Total future minimum lease payments	$153.4	$161.9

Less imputed interest	(27.6)	N/A
Total operating lease liability	$125.8	N/A

We have certain investment properties that we lease to independent, third parties. These properties consist of an office building that is currently leased through August 2026 and three condominiums that are leased on a short-term basis. The carrying value of these assets are included in "Other assets" on our consolidated balance sheet. Income for these leased properties was $0.7 million for each of the three months ended June 30, 2019 and 2018, and $1.5 million for each of the six months ended June 30, 2019 and 2018. Income for these leased properties are included in "Fee and other income" on our consolidated statements of income.

5.    Reserves for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Six Months Ended June 30,
(in millions)	2019	2018
Net reserves beginning of the year	$2,562.9	$2,488.0
Net reserves acquired	—	49.4
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	502.9	487.1
Prior accident years	19.8	(4.4)
Losses and LAE incurred during calendar year, net of reinsurance	522.7	482.7
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	89.8	152.1
Prior accident years	432.4	327.0
Losses and LAE payments made during current calendar year, net of reinsurance:	522.2	479.1
Change in participation interest (1)	(14.4)	(29.4)
Foreign exchange adjustments	(13.0)	(24.0)
Net reserves - end of period	2,536.0	2,487.6
Add:
Reinsurance recoverables on unpaid losses and LAE, end of period	2,199.7	1,755.3
Gross reserves - end of period	$4,735.7	$4,242.9

(1)	Amount represents the change in reserves due to changing our participation in Syndicates 1200 and 1910.
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
The impact from the (favorable) unfavorable development of prior accident years’ loss and LAE reserves on each reporting segment is presented below:

	For the Six Months Ended June 30,
(in millions)	2019	2018
U.S. Operations	$(9.1)	$(4.1)
International Operations	27.2	(3.3)
Run-off Lines	1.7	3.0
Total unfavorable (favorable) prior-year development	$19.8	$(4.4)

The following describes the primary factors behind each segment’s prior accident year reserve development for the six months ended June 30, 2019 and 2018:
Six months ended June 30, 2019:

•	U.S. Operations: Favorable development in general liability and surety lines, partially offset by unfavorable development in property and commercial multi-peril lines.

•
International Operations: Unfavorable development was primarily related to certain liability, property and specialty lines. The liability charges included public utility business in our Bermuda casualty division, which we previously exited, and to a lesser extent our European and Syndicate 1200 operations. As it relates to Europe, the adverse development primarily related to certain cover-holders whose contracts were previously terminated. As it relates to Syndicate 1200, the adverse development related to businesses that we have previously exited or where aggressive remedial underwriting actions have been taken.

The International Operations unfavorable development includes $26.4 million recognized during the second quarter of 2019. The timing of recognizing this unfavorable development was primarily due to obtaining additional information on several individual claims, including reports provided by outside counsel, audits of the underlying losses and recent jury awards. The result was an increase in the number of claims with the potential for underlying losses to reach our attachment point, particularly on aggregate treaty contracts within our Bermuda Operations. The second quarter 2019 unfavorable development was also attributable to the results of recent audits, underwriting reviews, and updated data from third party cover-holders, which included the identification of differences from original expectations with regard to the classes written, the distribution of writings by geography, and the rates charged by the cover-holders.

•	Run-off Lines: Unfavorable development in other run-off lines, partially offset by favorable development in risk management workers compensation.
Six months ended June 30, 2018:

•	U.S. Operations: Favorable development in liability and surety lines, partially offset by unfavorable development in commercial multi-peril lines.

•	International Operations: Favorable development in property lines, partially offset by unfavorable development within specialty lines.

•	Run-off Lines: Unfavorable development in risk management lines and other run-off lines.
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
Debt. At June 30, 2019 and December 31, 2018, the fair value of our Junior subordinated debentures, Senior unsecured fixed rate notes and Other indebtedness was estimated using appropriate market indices or quoted prices from external sources based on current market conditions. All of these debt instruments would be in Level 3 of the fair value hierarchy, as the fair value estimates shown below were calculated using unobservable inputs reflecting our assumptions about the assumptions market participants would use in pricing the liabilities.
A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	June 30, 2019		December 31, 2018
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures:
Trust preferred debentures	$172.7	$158.2	$172.7	$163.2
Subordinated debentures acquired	84.5	84.1	84.3	85.0
Total junior subordinated debentures	257.2	242.3	257.0	248.2
Senior unsecured fixed rate notes	139.9	143.4	139.8	139.5
Floating rate loan stock	56.7	51.9	57.8	54.5

7.    Shareholders’ Equity
On May 24, 2019, our Board of Directors declared a quarterly cash dividend in the amount of $0.31 on each share of common stock outstanding. On June 21, 2019, we paid $11.9 million to our shareholders of record on June 7, 2019.
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
On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all previous Repurchase Authorizations. As of June 30, 2019, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
We did not repurchase any common shares for the six months ended June 30, 2019.
8.    Accumulated Other Comprehensive (Loss) Income
A summary of changes in accumulated other comprehensive (loss) income, net of taxes (where applicable) by component for the six months ended June 30, 2019, and 2018 is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2019	$(22.4)	$(49.0)	$(6.7)	$(78.1)
Other comprehensive income before reclassifications	(0.1)	82.9	—	82.8
Amounts reclassified from accumulated other comprehensive income	—	4.2	—	4.2
Net current-period other comprehensive income	(0.1)	87.1	—	87.0
Balance at June 30, 2019	$(22.5)	$38.1	$(6.7)	$8.9

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2018	$(19.0)	$121.9	$(6.3)	$96.6
Other comprehensive loss before reclassifications	(4.0)	(52.1)	—	(56.1)
Amounts reclassified from accumulated other comprehensive loss	—	2.4	—	2.4
Net current-period other comprehensive loss	(4.0)	(49.7)	—	(53.7)
Cumulative effect of adoption of ASU 2016-01	—	(117.5)	—	(117.5)
Cumulative effect of adoption of ASU 2018-02	—	22.1	(1.4)	20.7
Balance at June 30, 2018	$(23.0)	$(23.2)	$(7.7)	$(53.9)

The amounts reclassified from accumulated other comprehensive (loss) income shown in the above table have been included in the following captions in our Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Unrealized gains and losses on securities:
Net realized investment loss	$1.8	$15.1	$4.9	$2.6
Benefit for income taxes	(0.2)	(2.5)	(0.7)	(0.2)
Net of taxes	$1.6	$12.6	$4.2	$2.4

9.    Net Income Per Common Share
The following table presents the calculation of net income per common share on a basic and diluted basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except number of shares and per share amounts)	2019	2018	2019	2018
Net income	$28.8	$41.8	$120.0	$66.6
Weighted average common shares outstanding - basic	34,195,250	33,938,509	34,090,372	33,903,809
Effect of dilutive securities:
Equity compensation awards	584,741	730,409	669,176	801,002
Weighted average common shares outstanding - diluted	34,779,991	34,668,918	34,759,548	34,704,811
Net income per common share:
Basic	$0.84	$1.23	$3.52	$1.96
Diluted	$0.83	$1.20	$3.45	$1.92

Excluded from the weighted average common shares outstanding calculation at June 30, 2019 and 2018 are 11,315,889 shares and 11,129,540 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date. For the three and six months ended June 30, 2019, 5,084 shares were not included in the calculation of diluted net income per common share as these instruments were anti-dilutive. For the three and six months ended June 30, 2018, there were no equity compensation awards with an anti-dilutive effect.
10.    Supplemental Cash Flow Information
Interest paid and income taxes paid (recovered) were as follows:

	For the Six Months Ended June 30,
(in millions)	2019	2018
Senior unsecured fixed rate notes	$4.7	$4.7
Junior subordinated debentures	8.3	7.1
Other indebtedness	3.8	3.3
Revolving credit facility	—	0.3
Total interest paid	$16.8	$15.4

Income taxes paid	1.3	8.2
Income taxes recovered	—	—
Income taxes paid, net	$1.3	$8.2

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
The following table summarizes the assumptions we used for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30,
	2019	2018
Risk-free rate of return	1.88%	2.73%
Expected dividend yields	1.76%	1.87%
Expected award life (years)	4.50	4.49
Expected volatility	18.37%	18.13%

Argo Group’s 2019 Omnibus Incentive Plan
In May 2019, our shareholders approved the 2019 Omnibus Incentive Plan (the “2019 Plan”), which provides equity-based and cash-based performance-related incentives to key employees, non-employee directors and other service providers. The intent of the 2019 Plan is to encourage and provide for the acquisition of an ownership interest in Argo Group, enabling us to attract and retain qualified and competent persons to serve as members of a management team and the Board of Directors. The 2019 Plan authorizes 1,885,000 shares of common stock to be granted as equity-based awards. All awards granted after December 31, 2018 will be issued under the 2019 Plan. No further grants will be made under any prior plan; however, any awards under a prior plan that are outstanding as of the effective date shall remain subject to the terms and conditions of, and be governed by, such prior plan.
Awards granted under the 2019 Plan may be in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, other stock-based awards or other cash-based awards. Awards may be granted either alone or in addition to or in tandem with other awards authorized under the 2019 Plan. Awards that settled in stock will count as one share for the purposes reducing the share reserve under the 2019 Plan. Shares issued under this plan may be shares that are authorized and unissued or shares that we reacquired, including shares purchased on the open market.
Stock options and stock appreciation rights are required to have an exercise that is not less than the fair market value on the date of grant. The term of these awards is not to exceed ten years.
Restricted Shares
A summary of restricted share activity as of June 30, 2019 and changes during the six months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2019	897,005	$46.82
Granted	200,785	$68.69
Vested and issued	(399,882)	$35.86
Expired or forfeited	(53,116)	$55.04
Outstanding at June 30, 2019	644,792	$59.77

The restricted shares vest over one to four years. Expense recognized under this plan for the restricted shares was $3.5 million and $7.2 million for the three and six months ended June 30, 2019 respectively, as compared to $4.8 million and $8.2 million for the three and six months ended June 30, 2018. Compensation expense for all share-based compensation awards is included in “Underwriting, acquisition and insurance expenses” in the accompanying Consolidated Statements of Income. As of June 30, 2019, there was $31.6 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group.

Stock-Settled SARs
A summary of stock-settled SARs activity as of June 30, 2019 and changes during the six months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2019	810,759	$33.89
Exercised	(97,644)	$36.70
Expired or forfeited	(7,167)	$37.85
Outstanding at June 30, 2019	705,948	$33.46

As of June 30, 2019, all stock-settled SARs are fully vested. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. There was no expense recognized for the three months ending June 30, 2019 for stock-settled SARs. Expense recognized for the six months ended June 30, 2019 for the stock-settled SARs was $0.4 million. Expense recognized for the stock-settled SARs was $0.4 million and $1.5 million for the three and six  months ended June 30, 2018, respectively. As of June 30, 2019, there was no unrecognized compensation cost related to stock-settled SARs outstanding.
Cash-Settled SARs
A summary of cash-settled SARs activity as of June 30, 2019 and changes during the six months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2019	58,428	$30.71
Exercised	(37,330)	$29.53
Expired or forfeited	(1,193)	$19.37
Outstanding at June 30, 2019	19,905	$33.59

As of June 30, 2019, all the cash-settled SARs are fully vested. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We account for the cash-settled SARs as liability awards, which require the awards to be revalued at each reporting period. Expense recognized for the cash-settled SARs was $0.4 million and $0.6 million for the three and six months ended June 30, 2019 respectively, as compared to $0.3 million and $0.8 million for the three and six  months ended June 30, 2018. As of June 30, 2019, there was no unrecognized compensation cost related to cash-settled SARs outstanding.
12.    Underwriting, Acquisition and Insurance Expenses
The components of our underwriting, acquisition and insurance expenses are detailed in the table below. General expenses includes certain costs associated with our holding company.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Commissions	$56.7	$56.7	$120.0	$124.7
General expenses	99.0	90.6	188.1	178.4
Premium taxes, boards and bureaus	7.9	8.1	16.2	17.4
	163.6	155.4	324.3	320.5
Net deferral of policy acquisition costs	5.3	1.4	5.3	(3.5)
Total underwriting, acquisition and insurance expenses	$168.9	$156.8	$329.6	$317.0

General expenses in the table above include $7.5 million and $8.0 million of expenses associated with proxy solicitation and related activities for the three and six months ended June 30, 2019, respectively. Given the unique and non-recurring nature of the events that gave rise to these expenses, these costs are not included in the calculation of our expense and combined ratios. There were no comparable costs incurred for the three and six months ended June 30, 2018.

13.    Income Taxes
We are incorporated under the laws of Bermuda and, under current Bermuda law, are not obligated to pay any taxes in Bermuda based upon income or capital gains. We have received an undertaking from the Supervisor of Insurance in Bermuda pursuant to the provisions of the Exempted Undertakings Tax Protection Act, 2011, which exempts us from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation or any tax in the nature of estate, duty or inheritance tax, at least until the year 2035.
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
Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the three and six months ended June 30, 2019 and 2018, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

	For the Three Months Ended June 30,
	2019			2018
(in millions)	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$15.0		—%	$(33.6)		—%
United States	22.3		14.8%	85.7		17.1%
United Kingdom	(8.9)		26.7%	6.6		10.1%
Belgium	(0.3)		29.5%	(0.1)		36.4%
Brazil	2.0		—%	0.1		—%
United Arab Emirates	—	(1)	—%	0.2		—%
Ireland	—	(1)	—%	(0.1)		—%
Italy	0.2		—%	(1.1)		—%
Malta	(0.7)		(0.1)%	(0.6)		(0.2)%
Luxembourg	—		—%	—	(1)	—%
Switzerland	—	(1)	—%	—	(1)	20.8%
Pre-tax income	$29.6		2.9%	$57.1		26.9%
(1) Pre-tax income (loss) for the respective year was less than $0.1 million.

	For the Six Months Ended June 30,
	2019			2018
(in millions)	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$47.0		—%	$(8.4)		—%
United States	91.8		14.5%	79.5		16.6%
United Kingdom	(12.4)		28.1%	12.7		17.1%
Belgium	(0.3)		29.7%	—	(1)	35.8%
Brazil	3.8		—%	(1.3)		—%
United Arab Emirates	0.2		—%	0.4		—%
Ireland	(0.1)		—%	(0.1)		—%
Italy	(0.5)		—%	(1.1)		—%
Malta	0.2		0.5%	0.4		0.2%
Luxembourg	—		—%	—	(1)	—%
Switzerland	—	(1)	—%	—	(1)	20.8%
Pre-tax income	$129.7		7.5%	$82.1		18.9%

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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2019		2018	2019	2018
Income tax provision at expected rate	$3.6		$18.8	$18.5	$18.4
Tax effect of:
Nontaxable investment income	(0.3)		(0.5)	(0.7)	(1.0)
Foreign exchange adjustments	0.1		—	0.6	(0.2)
Withholding taxes	0.1		0.2	0.2	0.3
Change in valuation allowance	—	(1)	(0.7)	(0.6)	(3.4)
Other	(2.7)		(2.5)	(8.3)	1.4
Income tax provision	$0.8		$15.3	$9.7	$15.5

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

For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. We had no material unrecognized tax benefits as of June 30, 2019 and 2018. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2015. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2017.
14.    Commitments and Contingencies
Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of legal counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.
We have contractual commitments to invest up to $102.6 million related to our limited partnership investments at June 30, 2019. These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time, not to exceed thirteen years.
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
Revenue and income before income taxes for each segment were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Revenue:
Earned premiums
U.S. Operations	$284.0	$267.0	$557.8	$529.3
International Operations	147.6	150.5	294.3	302.9
Run-off Lines	0.1	0.2	0.1	0.2
Total earned premiums	431.7	417.7	852.2	832.4
Net investment income
U.S. Operations	29.6	20.7	52.7	43.3
International Operations	11.5	8.4	20.6	17.2
Run-off Lines	1.3	2.0	2.7	4.2
Corporate and Other	0.4	2.1	0.7	4.5
Total net investment income	42.8	33.2	76.7	69.2
Fee and other income	2.1	1.9	4.4	3.9
Net realized investment gains (losses)	12.0	10.5	64.5	(5.2)
Total revenue	$488.6	$463.3	$997.8	$900.3

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Income (loss) before income taxes
U.S. Operations	$53.2	$42.5	$96.1	$76.5
International Operations	(21.0)	13.2	(4.8)	36.1
Run-off Lines	(1.1)	(0.3)	(0.5)	(1.0)
Total segment income before taxes	31.1	55.4	90.8	111.6
Corporate and Other	(11.3)	(14.3)	(22.2)	(24.9)
Net realized investment and other gains (losses)	12.0	10.5	64.5	(5.2)
Foreign currency exchange gains	5.3	5.5	4.6	0.6
Other corporate expenses	(7.5)	—	(8.0)	—
Total income before income taxes	$29.6	$57.1	$129.7	$82.1

The table below presents earned premiums by geographic location for the three and six months ended June 30, 2019 and 2018. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
United States	$283.2	$265.8	$555.8	$527.2
United Kingdom	96.6	102.0	193.7	216.1
Bermuda	19.2	20.9	35.8	41.4
Malta	20.2	15.7	41.0	21.4
All other jurisdictions	12.5	13.3	25.9	26.3
Total earned premiums	$431.7	$417.7	$852.2	$832.4

The following table represents identifiable assets:

(in millions)	June 30, 2019	December 31, 2018
U.S. Operations	$5,234.6	$4,707.8
International Operations	4,380.0	3,984.7
Run-off Lines	367.3	444.8
Corporate and Other	184.8	420.9
Total	$10,166.7	$9,558.2

Included in total assets at June 30, 2019 and December 31, 2018 are $812.1 million and $880.4 million, respectively, in assets associated with trade capital providers.
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
In accordance with ASC 835-30, “Interest-Imputation of Interest” we present the unamortized debt issuance costs in the balance sheet as a direct deduction from the carrying value of the debt liability. At June 30, 2019 and December 31, 2018, the Notes consisted of the following:

(in millions)	June 30, 2019	December 31, 2018
Senior unsecured fixed rate notes
Principal	$143.8	$143.8
Less: unamortized debt issuance costs	(3.9)	(4.0)
Senior unsecured fixed rate notes, less unamortized debt issuance costs	$139.9	$139.8

In accordance with Article 10 of SEC Regulation S-X, we have elected to present condensed consolidating financial information in lieu of separate financial statements for the Subsidiary Issuer. The following tables present condensed consolidating financial information at June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018, of the Parent Guarantor and the Subsidiary Issuer. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.
The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations and cash flows of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2019
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$1.0	$3,294.2	$1,582.4	$—	$4,877.6
Cash	1.9	28.3	152.1	—	182.3
Accrued investment income	—	19.4	7.3	—	26.7
Premiums receivable	—	251.1	476.9	—	728.0
Reinsurance recoverables	—	1,654.7	1,114.8	—	2,769.5
Goodwill and other intangible assets, net	41.2	123.6	104.8	—	269.6
Current income taxes receivable, net	—	4.1	(0.3)	—	3.8
Deferred acquisition costs, net	—	85.1	78.8	—	163.9
Ceded unearned premiums	—	282.7	311.2	—	593.9
Operating lease right-of-use assets	8.2	74.2	30.2	—	112.6
Other assets	9.9	171.4	257.5	—	438.8
Intercompany note receivable	—	55.2	(55.2)	—	—
Investments in subsidiaries	2,076.9	—	—	(2,076.9)	—
Total assets	$2,139.1	$6,044.0	$4,060.5	$(2,076.9)	$10,166.7
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,869.8	$1,865.9	$—	$4,735.7
Unearned premiums	—	814.9	589.1	—	1,404.0
Funds held and ceded reinsurance payable, net	—	696.0	392.0	—	1,088.0
Debt	153.4	284.8	141.2	—	579.4
Deferred tax liabilities, net	—	28.6	(3.2)	—	25.4
Accrued underwriting expenses and other liabilities	15.2	93.7	170.5	—	279.4
Operating lease liabilities	8.9	83.7	33.2	—	125.8
Due to (from) affiliates	32.6	(14.2)	14.2	(32.6)	—
Total liabilities	210.1	4,857.3	3,202.9	(32.6)	8,237.7
Total shareholders' equity	1,929.0	1,186.7	857.6	(2,044.3)	1,929.0
Total liabilities and shareholders' equity	$2,139.1	$6,044.0	$4,060.5	$(2,076.9)	$10,166.7

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2018
(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$3.8	$3,175.9	$1,607.3	$—	$4,787.0
Cash	1.7	31.7	105.8	—	139.2
Accrued investment income	—	20.3	6.9	—	27.2
Premiums receivable	—	229.5	420.4	—	649.9
Reinsurance recoverables	—	1,635.2	1,053.1	—	2,688.3
Goodwill and other intangible assets, net	41.9	123.8	104.8	—	270.5
Current income taxes receivable, net	—	9.1	(0.9)	—	8.2
Deferred acquisition costs, net	—	86.2	81.1	—	167.3
Ceded unearned premiums	—	250.4	207.3	—	457.7
Other assets	15.7	165.3	181.9	—	362.9
Intercompany note receivable	—	53.7	(53.7)	—	—
Investments in subsidiaries	1,852.7	—	—	(1,852.7)	—
Total assets	$1,915.8	$5,781.1	$3,714.0	$(1,852.7)	$9,558.2
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,771.4	$1,883.2	$—	$4,654.6
Unearned premiums	—	797.4	503.5	—	1,300.9
Funds held and ceded reinsurance payable, net	—	739.3	268.4	—	1,007.7
Debt	153.4	284.7	142.1	—	580.2
Deferred tax liabilities, net	—	5.6	0.6	—	6.2
Accrued underwriting expenses and other liabilities	7.2	112.4	142.3	—	261.9
Due to (from) affiliates	8.5	2.0	(2.0)	(8.5)	—
Intercompany note payable	—	19.1	(19.1)	—	—
Total liabilities	169.1	4,731.9	2,919.0	(8.5)	7,811.5
Total shareholders' equity	1,746.7	1,049.2	795.0	(1,844.2)	1,746.7
Total liabilities and shareholders' equity	$1,915.8	$5,781.1	$3,714.0	$(1,852.7)	$9,558.2

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2019
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$260.1	$171.6	$—	$431.7
Net investment (expense) income	(0.6)	28.1	15.3	—	42.8
Fee and other income	—	0.7	1.4	—	2.1
Net realized investment (losses) gains	(0.1)	15.0	(2.9)	—	12.0
Total revenue	(0.7)	303.9	185.4	—	488.6
Expenses:
Losses and loss adjustment expenses	—	171.3	113.5	—	284.8
Underwriting, acquisition and insurance expenses	8.2	104.2	56.5	—	168.9
Interest expense	1.7	5.2	2.4	—	9.3
Fee and other expense	—	0.9	0.4	—	1.3
Foreign currency exchange gains	—	(0.1)	(5.2)	—	(5.3)
Total expenses	9.9	281.5	167.6	—	459.0
(Loss) income before income taxes	(10.6)	22.4	17.8	—	29.6
Provision (benefit) for income taxes	—	3.3	(2.5)	—	0.8
Net (loss) income before equity in earnings of subsidiaries	(10.6)	19.1	20.3	—	28.8
Equity in undistributed earnings of subsidiaries	39.4	—	—	(39.4)	—
Net income (loss)	$28.8	$19.1	$20.3	$(39.4)	$28.8

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2018
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$267.0	$150.7	$—	$417.7
Net investment (expense) income	(0.7)	19.0	14.9	—	33.2
Fee and other income	—	0.7	1.2	—	1.9
Net realized investment gains (losses)	0.5	14.5	(4.5)	—	10.5
Total revenue	(0.2)	301.2	162.3	—	463.3
Expenses:
Losses and loss adjustment expenses	—	114.4	131.1	—	245.5
Underwriting, acquisition and insurance expenses	5.8	95.5	55.5	—	156.8
Interest expense	1.6	4.5	1.7	—	7.8
Fee and other expense	—	1.1	0.5	—	1.6
Foreign currency exchange losses (gains)	—	0.1	(5.6)	—	(5.5)
Total expenses	7.4	215.6	183.2	—	406.2
(Loss) income before income taxes	(7.6)	85.6	(20.9)	—	57.1
Provision for income taxes	—	14.6	0.7	—	15.3
Net (loss) income before equity in earnings of subsidiaries	(7.6)	71.0	(21.6)	—	41.8
Equity in undistributed earnings of subsidiaries	49.4	—	—	(49.4)	—
Net income (loss)	$41.8	$71.0	$(21.6)	$(49.4)	$41.8

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2019
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$526.6	$325.6	$—	$852.2
Net investment (expense) income	(1.3)	51.9	26.1	—	76.7
Fee and other income	—	1.8	2.6	—	4.4
Net realized investment (losses) gains	(0.2)	60.9	3.8	—	64.5
Total revenue	(1.5)	641.2	358.1	—	997.8
Expenses:
Losses and loss adjustment expenses	—	329.3	193.4	—	522.7
Underwriting, acquisition and insurance expenses	8.9	208.3	112.4	—	329.6
Interest expense	3.4	9.9	4.5	—	17.8
Fee and other expense	—	1.7	0.9	—	2.6
Foreign currency exchange losses (gains)	—	0.2	(4.8)	—	(4.6)
Total expenses	12.3	549.4	306.4	—	868.1
Income (loss) before income taxes	(13.8)	91.8	51.7	—	129.7
Provision (benefit) for income taxes	—	13.3	(3.6)	—	9.7
Net (loss) income before equity in earnings of subsidiaries	(13.8)	78.5	55.3	—	120.0
Equity in undistributed earnings of subsidiaries	133.8	—	—	(133.8)	—
Net income (loss)	$120.0	$78.5	$55.3	$(133.8)	$120.0

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$423.9	$408.5	$—	$832.4
Net investment (expense) income	(1.4)	41.1	29.5	—	69.2
Fee and other income	—	1.5	2.4	—	3.9
Net realized investment gains (losses)	0.1	(0.9)	(4.4)	—	(5.2)
Total revenue	(1.3)	465.6	436.0	—	900.3
Expenses:
Losses and loss adjustment expenses	—	209.8	272.9	—	482.7
Underwriting, acquisition and insurance expenses	8.2	165.2	143.6	—	317.0
Interest expense	2.9	8.8	3.8	—	15.5
Fee and other expense	—	2.5	1.1	—	3.6
Foreign currency exchange losses (gains)	—	0.2	(0.8)	—	(0.6)
Total expenses	11.1	386.5	420.6	—	818.2
(Loss) income before income taxes	(12.4)	79.1	15.4	—	82.1
Provision for income taxes	—	13.2	2.3	—	15.5
Net (loss) income before equity in earnings of subsidiaries	(12.4)	65.9	13.1	—	66.6
Equity in undistributed earnings of subsidiaries	79.0	—	—	(79.0)	—
Net income (loss)	$66.6	$65.9	$13.1	$(79.0)	$66.6

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$19.3	$(5.5)	$(18.7)	$—	$(4.9)
Cash flows from investing activities:
Proceeds from sales of investments	—	507.1	307.8	—	814.9
Maturities and mandatory calls of fixed maturity investments	—	131.8	37.0	—	168.8
Purchases of investments	—	(686.4)	(272.7)	—	(959.1)
Change in short-term investments and foreign regulatory deposits	2.8	74.7	(3.5)	—	74.0
Settlements of foreign currency exchange forward contracts	(0.1)	0.9	9.1	—	9.9
Purchases of fixed assets and other, net	—	(6.9)	(31.3)	—	(38.2)
Cash provided by investing activities	2.7	21.2	46.4	—	70.3
Cash flows from financing activities:
Payment on the intercompany note	—	(19.1)	19.1	—	—
Activity under stock incentive plans	0.9	—	—	—	0.9
Payment of cash dividend to common shareholders	(22.7)	—	—	—	(22.7)
Cash (used in) provided by financing activities	(21.8)	(19.1)	19.1	—	(21.8)
Effect of exchange rate changes on cash	—	—	(0.5)	—	(0.5)
Change in cash	0.2	(3.4)	46.3	—	43.1
Cash, beginning of year	1.7	31.7	105.8	—	139.2
Cash, end of period	$1.9	$28.3	$152.1	$—	$182.3

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2019 compared with the three and six months ended June 30, 2018, and also a discussion of our financial condition as of June 30, 2019. This discussion and analysis should be read in conjunction with the attached unaudited interim Condensed Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on February 25, 2019, including the audited Consolidated Financial Statements and notes thereto.
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

Consolidated Results of Operations
For the three and six months ended June 30, 2019, we reported net income of $28.8 million ($0.83 per diluted share) and $120.0 million ($3.45 per diluted share), respectively. For the three and six months ended June 30, 2018, we reported net income of $41.8 million ($1.20 per diluted share) and $66.6 million ($1.92 per diluted share), respectively.
The following is a comparison of selected data from our operations, as well as book value per common share for the relevant comparative periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Gross written premiums	$772.9	$702.8	$1,533.7	$1,413.3
Earned premiums	$431.7	$417.7	$852.2	$832.4
Net investment income	42.8	33.2	76.7	69.2
Fee and other income	2.1	1.9	4.4	3.9
Net realized investment (losses) gains:
Net realized investment (losses) gains	(0.6)	6.2	(2.3)	21.4
Change in fair value of equity securities	12.6	4.3	66.8	(26.6)
Net realized investment gains (losses)	12.0	10.5	64.5	(5.2)
Total revenue	$488.6	$463.3	$997.8	$900.3
Income before income taxes	$29.6	$57.1	$129.7	$82.1
Income tax provision	0.8	15.3	9.7	15.5
Net income	$28.8	$41.8	$120.0	$66.6
Loss ratio	66.0%	58.8%	61.3%	58.0%
Expense ratio (1)	37.4%	37.5%	37.7%	38.1%
Combined ratio (1)	103.4%	96.3%	99.0%	96.1%
(1) $7.5 million and $8.0 million of other corporate expenses associated with proxy solicitation and related activities for the three and six months ended June 30, 2019, respectively, have been excluded from the calculations of the expense ratio and combined ratio.

	June 30, 2019	December 31, 2018	June 30, 2018
Book value per common share	$56.28	$51.43	$52.83

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

	For the Three Months Ended June 30,
	2019		2018
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$431.7		$417.7

Losses and loss adjustment expenses, as reported	$284.8	66.0%	$245.5	58.8%
Less:
(Unfavorable) favorable prior accident year loss development	(22.3)	(5.2)%	2.4	0.5%
Catastrophe losses	(6.5)	(1.5)%	(1.7)	(0.4)%
Current accident year non-catastrophe losses	$256.0	59.3%	$246.2	58.9%
Expense ratio (1)		37.4%		37.5%
Current accident year non-catastrophe combined ratio (1)		96.7%		96.4%
(1) $7.5 million of other corporate expenses associated with proxy solicitation and related activities for the three ended June 30, 2019 have been excluded from the calculations of the expense ratio and current accident year non-catastrophe combined ratio.

	For the Six Months Ended June 30,
	2019		2018
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums, as reported	$852.2		$832.4

Losses and loss adjustment expenses, as reported	$522.7	61.3%	$482.7	58.0%
Less:
(Unfavorable) favorable prior accident year loss development	(19.8)	(2.3)%	4.4	0.5%
Catastrophe losses	(12.0)	(1.4)%	(6.0)	(0.7)%
Current accident year non-catastrophe losses	$490.9	57.6%	$481.1	57.8%
Expense ratio (2)		37.7%		38.1%
Current accident year non-catastrophe combined ratio (2)		95.3%		95.9%
(2) $8.0 million of other corporate expenses associated with proxy solicitation and related activities for the six months ended June 30, 2019 have been excluded from the calculations of the expense ratio and current accident year non-catastrophe combined ratio.
Gross Written and Earned Premiums
Consolidated gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended June 30,
	2019		2018
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$217.0	$74.3	$179.3	$81.1
Liability	302.9	201.9	290.5	198.2
Professional	118.0	68.2	98.2	56.2
Specialty	135.0	87.3	134.8	82.2
Total	$772.9	$431.7	$702.8	$417.7

	For the Six Months Ended June 30,
	2019		2018
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$436.2	$141.4	$379.2	$173.8
Liability	592.5	409.8	580.8	390.2
Professional	234.7	129.2	191.9	110.6
Specialty	270.3	171.8	261.4	157.8
Total	$1,533.7	$852.2	$1,413.3	$832.4
Our consolidated gross written premiums increased $70.1 million, or 10.0%, for the three months ended June 30, 2019 as compared to the same period ended 2018, while net earned premiums increased $14.0 million, or 3.4%, for the comparative periods. For the six months ended June 30, 2019, consolidated gross written premiums increased $120.4 million, or 8.5%, as compared to the same period ended 2018, while net earned premiums increased $19.8 million, or 2.4%, for the comparative periods. Both U.S. Operations and International Operations saw overall rate increases for the three months and six months ended June 30, 2019.
In both segments, we have decreased our percentage of net retained premiums (net written premiums as a percentage of gross written premiums), and subsequently our net earned premiums, due in large part to an increase in the ongoing strategic use of reinsurance programs, most notably within Property lines, as part of overall risk management initiatives. We also increased our use of third party capital in International Operations.
Our gross written and earned premiums are further discussed by reporting segment and major lines of business in the subsequent "Segment Results" section of this document.
Net Investment Income
The increases in consolidated net investment income for both the three and six months ended June 30, 2019 as compared to the same periods in 2018 were primarily attributable to increases in net investment income from our core portfolio of $5.3 million and $10.0 million, respectively, due to growth in our invested asset base and higher investment yields.
Net investment income from our alternative investment portfolio, which is reported on a one to three-month lag, increased $4.3 million during the three months ended June 30, 2019 as compared to the same period in 2018. For the six months ended June 30, 2019 as compared to the same period in 2018, net investment income from our alternative portfolio decreased $2.5 million, which reflects the volatile markets in the latter months of 2018.
Net Realized Investment Gains/Losses
Consolidated net realized investment gains for the three months ended June 30, 2019 included a $12.6 million increase in the fair value of equity securities. The remaining $0.6 million net realized investment loss included recognizing $2.5 million in other-than-temporary impairment losses, primarily on fixed maturity securities, and $1.2 million of foreign currency exchange losses. Partially offsetting these losses were realized gains of $3.1 million from the sale of fixed maturity and equity securities.
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
Consolidated net realized investment gains for the six months ended June 30, 2019 included a $66.8 million increase in the fair value of equity securities. The remaining $2.3 million net realized investment loss included recognizing $6.8 million in other-than-temporary impairment losses, primarily on fixed maturity securities, and $0.4 million of net foreign currency exchange losses, which includes a gain of $0.8 million on our forward currency forward contracts. Partially offsetting these losses were realized gains of $4.9 million from the sale of fixed maturity and equity securities.

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
Loss and Loss Adjustment Expenses
The consolidated loss ratio for the three months ended June 30, 2019 was 66.0%, compared to 58.8% for the same period in 2018, driven by net unfavorable prior-year reserve development in the second quarter of 2019, as compared to favorable net prior-year reserve development in the second quarter of 2018 (5.7 percentage points), an increase in catastrophe losses (1.1 percentage point), as well as a modest increase in the current accident year non-catastrophe loss ratio (0.4 percentage points).
The consolidated loss ratio for the six months ended June 30, 2019 was 61.3%, compared to 58.0% for the same period in 2018, driven by net unfavorable prior-year reserve development during the first six months of 2019, as compared to favorable net prior-year reserve development during the same period in 2018 (2.8 percentage points), and an increase in catastrophe losses (0.7 percentage points), partially offset by a modest decrease in the current accident year non-catastrophe loss ratio (0.2 percentage points).
The following table summarizes the above referenced prior-year loss reserve development for the six months ended June 30, 2019 with respect to net loss reserves by line of business as of December 31, 2018. Our loss and loss adjustment expenses, including the prior-year loss reserve development shown in the following table, are further discussed by reporting segment in the subsequent "Segment Results" section of this document.

(in millions)	Net Reserves 2018	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2018 Net Reserves
General liability	$1,306.0	$11.4	0.9%
Workers compensation	309.3	4.1	1.3%
Syndicate liability	195.6	8.2	4.2%
Commercial multi-peril	172.2	3.3	1.9%
Syndicate property	95.4	(4.7)	(4.9)%
Fidelity/Surety	56.9	(5.2)	(9.1)%
All other lines	427.5	2.7	0.6%
Total	$2,562.9	$19.8	0.8%

Consolidated gross reserves for losses and loss adjustment expenses were $4,735.7 million (including $216.2 million of reserves attributable to our syndicate trade capital providers) and $4,242.9 million (including $212.1 million of reserves attributable to our syndicate trade capital providers) as of June 30, 2019 and 2018, respectively. Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future favorable or unfavorable loss development, which may be material, will not occur.
Underwriting, Acquisition and Insurance Expenses
Consolidated underwriting, acquisition and insurance expenses were $168.9 million for the three months ended June 30, 2019 compared to $156.8 million for the same period ended 2018. The expense ratio for the three months ended June 30, 2019 was 37.4% compared to 37.5% for the same period ended 2018. Consolidated underwriting, acquisition and insurance expenses were $329.6 million for the six months ended June 30, 2019 compared to $317.0 million for the same period ended 2018. The expense ratio for the six months ended June 30, 2019 was 37.7% compared to 38.1% for the same period ended 2018. Our consolidated underwriting, acquisition and insurance expenses include certain costs associated with our holding company.

Our consolidated underwriting, acquisition and insurance expenses for the three and six months ended June 30, 2019 include $7.5 million and $8.0 million, respectively, of other corporate expenses associated with proxy solicitation and related activities. These other corporate expenses are included in our Corporate and Other reporting segment, and have been excluded from the consolidated expense and combined ratio calculations.
The modest improvement in the expense ratio during three and six months ended June 30, 2019 compared to the same periods in 2018 reflects a combination of the benefits of scale due to increased net earned premiums, particularly in our U.S. Operations, as well as effectively managing costs across our business.
Interest Expense
Consolidated interest expense was $9.3 million and $17.8 million for the three and six months ended June 30, 2019, respectively, compared to $7.8 million and $15.5 million for the same period ended 2018. The increases in the comparative periods were attributable to increases in short-term LIBOR rates during the first six months of 2019 as compared to the same period in 2018.
Foreign Currency Exchange Gains/Losses
Consolidated foreign currency exchange gains were $5.3 million and $4.6 million for the three and six months ended June 30, 2019, respectively, as compared to foreign currency exchange gains of $5.5 million and $0.6 million for the three and six months ended June 30, 2018. The changes in the foreign currency exchange gains/losses were due to fluctuations of the U.S. Dollar, on a weighted average basis, against the currencies in which we transact our business. For the three months ended June 30, 2019, the foreign currency exchange gains were primarily driven by the U.S. Dollar strengthening against the British Pound and the Australian Dollar. For the six months ended June 30, 2019, the foreign currency exchange gains were primarily driven by the U.S. Dollar strengthening against the Euro and the Australian Dollar, partially offset by the U.S. Dollar weakening against the Canadian Dollar. For the three months and six months ended June 30, 2018, the foreign currency exchange gains were primarily driven by the U.S. Dollar strengthening against all our major transactional currencies during both periods.
Income Tax Provision
The consolidated income tax provision represents the income tax expense or benefit associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the provision for income taxes represents taxes on the net income for our Belgium, Brazil, Ireland, Italy, Malta, Switzerland, United Kingdom and United States operations. The consolidated provision for income taxes was $0.8 million for the three months ended June 30, 2019 compared to $15.3 million for the same period ended 2018. The effective tax rate decreased to 2.9% for the three months ended June 30, 2019 from 26.9% for the same period ended 2018. The consolidated provision for income taxes was $9.7 million for the six months ended June 30, 2019 compared to $15.5 million for the same period ended 2018. The effective tax rate decreased to 7.5% for the six months ended June 30, 2019 from 18.9% for the same period ended 2018. The decreases in the effective tax rate for the comparative quarter-to-date and year-to-date periods were due to the jurisdictional mix of taxable income in the second quarter and first six months of 2019 varying compared to the respective periods in 2018.
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
U.S. Operations
The following table summarizes the results of operations for the U.S. Operations segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Gross written premiums	$453.6	$410.0	$864.3	$782.8
Earned premiums	$284.0	$267.0	$557.8	$529.3
Losses and loss adjustment expenses	162.9	155.6	317.7	311.8
Underwriting, acquisition and insurance expenses	91.7	85.0	185.9	175.1
Underwriting income	29.4	26.4	54.2	42.4
Net investment income	29.6	20.7	52.7	43.3
Interest expense	(5.7)	(4.1)	(10.9)	(8.0)
Fee and other income	—	—	0.3	—
Fee and other expense	(0.1)	(0.5)	(0.2)	(1.2)
Income before income taxes	$53.2	$42.5	$96.1	$76.5
Loss ratio	57.4%	58.3%	57.0%	58.9%
Expense ratio	32.3%	31.8%	33.3%	33.1%
Combined ratio	89.7%	90.1%	90.3%	92.0%
The following tables contain reconciliations of certain non-GAAP financial measures, specifically the current accident year non-catastrophe loss, expense and combined ratios, to their most directly comparable GAAP measures for our U.S. Operations.

	For the Three Months Ended June 30,
	2019		2018
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$284.0		$267.0

Losses and loss adjustment expenses, as reported	$162.9	57.4%	$155.6	58.3%
Less:
Favorable prior accident year loss development	5.1	1.8%	3.1	1.2%
Catastrophe losses	(4.2)	(1.5)%	(1.3)	(0.5)%
Current accident year non-catastrophe losses	$163.8	57.7%	$157.4	59.0%
Expense ratio		32.3%		31.8%
Current accident year non-catastrophe combined ratio		90.0%		90.8%

	For the Six Months Ended June 30,
	2019		2018
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$557.8		$529.3

Losses and loss adjustment expenses, as reported	$317.7	57.0%	$311.8	58.9%
Less:
Favorable prior accident year loss development	9.1	1.6%	4.1	0.8%
Catastrophe losses	(8.2)	(1.5)%	(5.6)	(1.1)%
Current accident year non-catastrophe losses	$318.6	57.1%	$310.3	58.6%
Expense ratio		33.3%		33.1%
Current accident year non-catastrophe combined ratio		90.4%		91.7%
Gross Written and Earned Premiums
Gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended June 30,
	2019		2018
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$78.0	$33.3	$71.8	$32.4
Liability	256.4	175.4	245.6	173.8
Professional	75.9	43.6	55.9	33.4
Specialty	43.3	31.7	36.7	27.4
Total	$453.6	$284.0	$410.0	$267.0

	For the Six Months Ended June 30,
	2019		2018
	Gross Written	Net Earned	Gross Written	Net Earned
Property	$142.2	$64.8	$117.4	$67.1
Liability	499.0	353.9	488.7	345.7
Professional	136.7	75.4	103.2	62.5
Specialty	86.4	63.7	73.5	54.0
Total	$864.3	$557.8	$782.8	$529.3
Property
The increase in gross written premium for the three months ended June 30, 2019 compared to the same period in 2018 is a result of an improved rate market realized by the excess and surplus lines property and contract binding facility divisions. Property writings within the fronting programs also increased during the quarter. The increase of $24.8 million in gross written premium for the six months ended June 30, 2019 compared to the same period in 2018 is also attributable to a positive rate environment and a new fronted property program launched in 2019. Net earned premium for the three months ended June 30, 2019 compared to the same period in 2018 increased slightly by $0.9 million as a result of the excess and surplus lines property and contract binding facility’s production during the past quarters, but it is offset by higher reinsurance cost. The $2.3 million decrease in net earned premium for the six months ended June 30, 2019 compared to the same period ended June 30, 2018 was primarily due to the impact from the ongoing strategic use of reinsurance programs, as a part of overall risk management, which was more pronounced for the six-month period.

Liability
The $10.8 million increase in gross written premium for the three months ended June 30, 2019 compared to the same period in 2018 is driven primarily from growth in the general casualty, programs, environmental and transportation divisions. This increase was offset by a planned contraction in the fronted workers compensation programs. The $10.3 million increase in gross written premium for the six months ended June 30, 2019 compared to the same period in 2018 is all due to the second quarter production noted above, as the first quarter of 2019 saw a modest decrease over the same quarter in 2018. The increase in net earned premium for the three months ended June 30, 2019 compared to the same period in 2018 of $1.6 million is attributed to the production growth of the general casualty, programs, environmental and transportation business units over the recent prior quarters. These divisions also account for the growth in net earned premium for the six months ended June 30, 2019 compared to the same period in 2018. However, the increase was offset by premium that earned off in 2018 from a planned exit in the allied medical lines.
Professional
Increases in gross written and net earned premiums for the three months ended June 30, 2019 as compared to the same period in 2018 are primarily due to a better rate environment for directors’ and officers’ liability and errors and omissions lines, and significant growth in new programs that were launched in 2018. These factors also drive the increases in gross written and net earned premiums for the six months ended June 30, 2019 as compared to the same period in 2018.
Specialty
The growth in surety business accounts for nearly all of the increases in gross written and net earned premiums for the three months ended June 30, 2019 compared to the same period in 2018. The success in adding new surety accounts and penetrating new classes of business also drive the increases in gross written and net earned premiums for the six months ended June 30, 2019 compared to the same period in 2018.
Loss and Loss Adjustment Expenses
The loss ratio for the second quarter of 2019 was 57.4%, compared to 58.3% for the second quarter of 2018. The lower loss ratio in the second quarter of 2019 is driven by a 1.3 percentage point improvement in the current accident year non-catastrophe loss ratio, an improvement of 0.6 percentage points from an increase in net favorable prior-year reserve development, partially offset by a 1.0 percentage point impact from an increase in catastrophe-related losses.
The loss ratios for the six months ended June 30, 2019 and 2018 were 57.0% and 58.9%, respectively. The lower loss ratio in the first six months of 2019 is driven by a 1.5 percentage point improvement in the current accident year non-catastrophe loss ratio, an improvement of 0.8 percentage points from an increase in net favorable prior-year reserve development, partially offset by a 0.4 percentage point impact from an increase in catastrophe-related losses.
The current accident year non-catastrophe loss ratios for the three and six months ended June 30, 2019 were 57.7% and 57.1%, respectively, compared to 59.0% and 58.6% for the three and six months ended June 30, 2018, respectively. The improvements for both the three and six month periods were driven in large part by a combination of increased rates in most lines of business and improved business mix trends. In addition, the first and second quarters of 2018 included a number of discrete non-catastrophe, weather-related property losses.
Net favorable prior-year reserve development for the second quarter of 2019 was $5.1 million and related primarily to liability lines, partially offset by unfavorable development in professional and property lines. Net favorable prior-year reserve development for the first six months of 2019 was $9.1 million and related primarily to liability and specialty lines, partially offset by unfavorable development in our professional and property lines. The net favorable prior-year reserve development for the second quarter and first six months of 2018 was $3.1 million and $4.1 million, respectively, and related primarily to certain liability and specialty lines, partially offset by adverse charges in older accident years relating to professional lines.
Catastrophe losses for the second quarter of 2019 were $4.2 million and related to U.S. storms, including losses from flooding, compared to catastrophe losses of $1.3 million in the second quarter of 2018, which were primarily related to U.S. storms. Catastrophe losses for the first six months of 2019 were $8.2 million and related to U.S. storms, including Midwest floods, as compared to catastrophe losses of $5.6 million for the first six months of 2018, which were primarily related to Northeast winter storms.

Underwriting, Acquisition and Insurance Expenses
The expense ratio for the second quarter of 2019 was 32.3%, representing a slight increase over the second quarter of 2018 (31.8%). The acquisition expense ratio increased by 1.1 percentage points in the second quarter of 2019, as compared to the second quarter of 2018, primarily as a result of a decrease in fronting fees due to planned contraction in our workers compensation fronting programs. This increase was offset by a 0.6 percentage point improvement in the non-acquisition expense ratio, as we continue to achieve scale by growing our net earned premium base with minimal increase to expense. The 33.3% expense ratio for the six months ended June 30, 2019 was relatively flat, as compared to the 33.1% expense ratio for the same period in 2018.
International Operations
The following table summarizes the results of operations for the International Operations segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Gross written premiums	$319.2	$292.6	$669.3	$630.3
Earned premiums	$147.6	$150.5	$294.3	$302.9
Losses and loss adjustment expenses	120.9	88.7	203.3	167.9
Underwriting, acquisition and insurance expenses	57.1	55.4	112.2	112.8
Underwriting (loss) income	(30.4)	6.4	(21.2)	22.2
Net investment income	11.5	8.4	20.6	17.2
Interest expense	(3.1)	(2.3)	(5.9)	(4.6)
Fee and other income	1.4	1.2	2.6	2.4
Fee and other expense	(0.4)	(0.5)	(0.9)	(1.1)
(Loss) income before income taxes	$(21.0)	$13.2	$(4.8)	$36.1
Loss ratio	81.9%	58.9%	69.1%	55.4%
Expense ratio	38.7%	36.8%	38.1%	37.2%
Combined ratio	120.6%	95.7%	107.2%	92.6%
The following tables contain reconciliations of certain non-GAAP financial measures, specifically the current accident year non-catastrophe loss, expense and combined ratios, to their most directly comparable GAAP measures for our International Operations.

	For the Three Months Ended June 30,
	2019		2018
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$147.6		$150.5

Losses and loss adjustment expenses, as reported	$120.9	81.9%	$88.7	58.9%
Less:
(Unfavorable) favorable prior accident year loss development	(26.4)	(17.9)%	0.5	0.3%
Catastrophe losses	(2.3)	(1.6)%	(0.4)	(0.3)%
Current accident year non-catastrophe losses	$92.2	62.4%	$88.8	58.9%
Expense ratio		38.7%		36.8%
Current accident year non-catastrophe combined ratio		101.1%		95.7%

	For the Six Months Ended June 30,
	2019		2018
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$294.3		$302.9

Losses and loss adjustment expenses, as reported	$203.3	69.1%	$167.9	55.4%
Less:
(Unfavorable) favorable prior accident year loss development	(27.2)	(9.2)%	3.3	1.1%
Catastrophe losses	(3.8)	(1.3)%	(0.4)	(0.2)%
Current accident year non-catastrophe losses	$172.3	58.6%	$170.8	56.3%
Expense ratio		38.1%		37.2%
Current accident year non-catastrophe combined ratio		96.7%		93.5%
Gross Written and Earned Premiums
Gross written and earned premiums by our four primary insurance and reinsurance lines were as follows:

	For the Three Months Ended June 30,
	2019		2018
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$139.0	$41.0	$107.5	$48.7
Liability	46.4	26.4	44.7	24.2
Professional	42.1	24.6	42.3	22.8
Specialty	91.7	55.6	98.1	54.8
Total	$319.2	$147.6	$292.6	$150.5

	For the Six Months Ended June 30,
	2019		2018
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$294.0	$76.6	$261.8	$106.7
Liability	93.4	55.8	91.9	44.3
Professional	98.0	53.8	88.7	48.1
Specialty	183.9	108.1	187.9	103.8
Total	$669.3	$294.3	$630.3	$302.9
Property
Gross written premiums for the three and six months ended June 30, 2019 increased by $31.5 million and $32.2 million, respectively, as compared to the same periods in 2018. The increases for both the three and six month periods were due to an improved rate environment and an increase in new business accounts in our Bermuda Insurance Operation. The $7.7 million and $30.1 million decreases in net earned premiums for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018 were due to an increase in the ongoing strategic use of reinsurance programs as part of overall risk management initiatives, as well as increasing our use of third-party capital at Lloyd’s.

Liability
The modest $1.7 million and $1.5 million increases in gross written premiums for the three and six months ended June 30, 2019, respectively, as compared to the same period in 2018 were due to an increase in submissions and new business opportunities, as well as an improved rate environment in our Bermuda Casualty operation. This growth was offset by a decrease in our European operations as a result of re-underwriting actions that have been taken in this unit. The $2.2 million and $11.5 million increases in net earned premiums for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018 were primarily due to the earning of premiums written in 2018 related to our European binder business.
Professional
The $0.2 million decrease in gross written premiums for the quarter ended June 30, 2019 as compared to the same period in 2018 arises from a change in our underwriting appetite for cyber insurance, with the variance being driven by Syndicate 1200. The reductions in this line of business are mostly offset by increased rate and submissions and new business opportunities in our Bermuda Insurance operation. The $1.8 million increase in net earned premiums for the three months ended June 30, 2019 as compared to the same period in 2018 were primarily attributable to growth in our Syndicate 1200 business driven by prior years of account binder increases in professional indemnity and directors and officers lines.
The $9.3 million and $5.7 million increase in gross written and net earned premium, respectively, for the six months ended June 30, 2019 as compared to the same period in 2018 was primarily driven by Syndicate 1200 due to prior years of account binder increases in professional indemnity and cyber lines, as well as increased current year writings in professional indemnity. Increased rate and business flow in our Bermuda Insurance operation also contributed to the year over year growth.
Specialty
The $6.4 million and $4.0 million decreases in gross written premiums for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, were a result of optimization efforts concentrated in Syndicate 1200, which have resulted in the exit from onshore energy and the yachts lines of business. Additionally, we experienced a shortfall in personal accident business due to the impact of Brexit, as we non-renewed certain accounts. These shortfalls were offset by growth in our Reinsurance division in the mortgage and multi-class lines of business. The variance was also impacted by premium reductions to our aerospace business in 2018 that did not reoccur in 2019. The $0.8 million increase in net earned premiums during the quarter ended June 30, 2019 as compared to the same period in 2018 was largely due to increased current year written premium in the marine Reinsurance division, as well as the aforementioned premium reduction in aerospace in 2018 which did not reoccur in 2019.
The $4.3 million increase in net earned premiums during the six months ended June 30, 2019 as compared to the same period in 2018 was due to increased current year written premium in the marine Reinsurance division, as well as earning of premiums written in 2018 in Europe.
Loss and Loss Adjustment Expenses
The loss ratio for the second quarter of 2019 was 81.9%, compared to 58.9% for the second quarter of 2018. The increase in the loss ratio includes 18.2 percentage points resulting from $26.4 million of net unfavorable prior-year reserve development in the second quarter of 2019 compared to net favorable prior-year reserves development of $0.5 million for the same period in 2018. The year-over-year increase in the loss ratio also includes a 3.5 percentage point increase in the current accident year non-catastrophe loss ratio, as well as a 1.3 percentage point increase related to higher catastrophe losses.
The loss ratios for the six months ended June 30, 2019 and 2018 were 69.1% and 55.4%, respectively. The increase in the loss ratio includes 10.3 percentage points resulting from $27.2 million of net unfavorable prior-year reserve development during the first six months of 2019 compared to net favorable prior-year reserves development of $3.3 million for the same period in 2018. The year-over-year increase in the loss ratio also includes a 2.3 percentage point increase in the current accident year non-catastrophe loss ratio, as well as a 1.1 percentage point increase related to higher catastrophe losses.
The current accident year non-catastrophe loss ratios for the three and six months ended June 30, 2019 were 62.4% and 58.6%, respectively, compared to 58.9% and 56.3% for the three and six months ended June 30, 2018, respectively. The increases in the ratios for both the three and six month periods primarily relate to a number of large losses, driven by property and energy lines.

Net unfavorable prior-year reserve development for the second quarter and first six months of 2019 was $26.4 million and $27.2 million, respectively, and was primarily related to certain liability, property and specialty lines. The liability charges included public utility business in our Bermuda casualty division, which we previously exited, and to a lesser extent our European and Syndicate 1200 operations. As it relates to Europe, the adverse development primarily related to certain cover-holders whose contracts were previously terminated. As it relates to Syndicate 1200, the adverse development related to businesses that we have previously exited or where aggressive remedial underwriting actions have been taken. The net favorable prior-year reserve development for the second quarter and first six months of 2018 was $0.5 million and $3.3 million, respectively, and related primarily to property reinsurance and professional lines, partially offset by unfavorable movements in property insurance in our Europe and Syndicate 1200 divisions.
The timing of recognizing the $26.4 million unfavorable development during the second quarter of 2019 was primarily due to obtaining additional information on several individual claims, including reports provided by outside counsel, audits of the underlying losses and recent jury awards. The result was an increase in the number of claims with the potential for underlying losses to reach our attachment point, particularly on aggregate treaty contracts within our Bermuda Operations. The second quarter 2019 unfavorable development was also attributable to the results of recent audits, underwriting reviews, and updated data from third party cover-holders, which included the identification of differences from original expectations with regard to the classes written, the distribution of writings by geography, and the rates charged by the cover-holders
Catastrophe losses for the second quarter of 2019 were $2.3 million and related to U.S. storms, including losses from flooding, compared to catastrophe losses of $0.4 million in the second quarter of 2018. Catastrophe losses for the first six months of 2019 were $3.8 million and related to the aforementioned U.S. storms during the second quarter and the first quarter floods in Australia, as compared to catastrophe losses of $0.4 million for the first six months of 2018.
Underwriting, Acquisition and Insurance Expenses
The expense ratios for the second quarter and first six months of 2019 were 38.7% and 38.1%, respectively, as compared to 36.8% and 37.2% for the same periods in 2018, respectively. The increase in the expense ratios for both periods primarily related to increased IT and other operating costs, in addition to an increase in the acquisition expense ratio as a result of business mix. Our expense ratio was also unfavorably impacted by an increase in the ongoing strategic use of reinsurance programs as part of overall risk management initiatives.
Fee and Other Income/Expense
Fee and other income represents amounts we receive in connection with the management of third party capital for our underwriting Syndicates at Lloyd’s. Fee and other income for the three and six months ended June 30, 2019 was $1.4 million and $2.6 million, respectively, representing a slight increase compared to $1.2 million and $2.4 million for the three and six months ended June 30, 2018, respectively, as a result of our increased use of third party capital. Fee and other expenses were relatively unchanged for the comparable periods, at $0.4 million and $0.9 million for the three and six months ended June 30, 2019, respectively, as compared to $0.5 million and $1.1 million for three and six months ended June 30, 2018, respectively. The slight decrease in fee and other expenses was primarily due to lower personnel costs.
Run-off Lines
The following table summarizes the results of operations for the Run-off Lines segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Earned premiums	$0.1	$0.2	$0.1	$0.2
Losses and loss adjustment expenses	(1.0)	(1.2)	(1.7)	(3.0)
Underwriting, acquisition and insurance expenses	(1.1)	(0.9)	(0.9)	(1.6)
Underwriting loss	(2.0)	(1.9)	(2.5)	(4.4)
Net investment income	1.3	2.0	2.7	4.2
Interest expense	(0.4)	(0.4)	(0.7)	(0.8)
Loss before income taxes	$(1.1)	$(0.3)	$(0.5)	$(1.0)

Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses for the three months ended June 30, 2019 was the result of net unfavorable loss reserve development on prior accident years in other run-off lines. Losses and loss adjustment expenses for the three months ended June 30, 2018 was the result of net unfavorable loss reserve development on prior accident years of $0.7 million in other run-off lines and $0.5 million in Risk Management.
Losses and loss adjustment expenses for the six months ended June 30, 2019 was the result of net unfavorable loss reserve development on prior accident years in other run-off lines of $3.5 million, partially offset by $1.8 million net favorable loss reserves development on prior accident years in Risk Management. Losses and loss adjustment expenses for the six months ended June 30, 2018 was the result of net unfavorable loss reserve development on prior accident years of $2.0 million in other run-off lines and $1.0 million in Risk Management.
The following table represents a reconciliation of total gross and net reserves for the Run-off Lines. Amounts in the net column are reduced by reinsurance recoverable.

	For the Six Months Ended June 30,
	2019		2018
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$54.7	$46.2	$55.9	$47.2
Incurred losses	0.5	0.5	0.3	0.3
Losses paid	(5.7)	(4.8)	(3.8)	(3.7)
Loss reserves - asbestos and environmental, end of period	49.5	41.9	52.4	43.8
Risk management reserves	191.5	119.3	212.3	133.4
Run-off reinsurance reserves	1.6	1.6	1.7	1.7
Other run-off lines	11.8	6.7	0.8	0.8
Total loss reserves - Run-off Lines	$254.4	$169.5	$267.2	$179.7
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the Run-off Lines segment consists primarily of administrative expenses. The underwriting expense for the second quarter 2019 was relatively flat as compared to the same period ended 2018.
The decrease in underwriting expense for the six months ended June 30, 2019 as compared to the same period ended 2018 was primarily attributable to the combination of decreased overhead expenses and a non-recurring cash receipt for unclaimed property in the first quarter of 2019.
Liquidity and Capital Resources
Cash Flows
The primary sources of our cash flows are premiums, reinsurance recoveries, proceeds from sales and redemptions of investments and investment income. The primary cash outflows are claim payments, loss adjustment expenses, reinsurance costs, purchases of investments and operating expenses. Additional cash outflow occurs through payments of underwriting and acquisition costs such as commissions, taxes, payroll and general overhead expenses. Management believes that cash receipts from premiums, proceeds from investment sales and redemptions and investment income are sufficient to cover cash outflows in the foreseeable future. Should the need for additional cash arise, we believe we will have access to additional sources of liquidity.
Cash provided by operating activities can fluctuate due to a timing difference in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the six months ended June 30, 2019, net cash used in operating activities was $4.9 million. For the six months ended June 30, 2018, net cash provided by operating activities was $125.9 million. The decrease in cash flows from operating activities in 2019 from 2018 was attributable to various fluctuations within our operating activities, primarily related to payments on prior accident year claims during the first six months of 2019, primarily driven by catastrophe claims. Additionally, net cash flows provided by operating activities for the six months ended June 30, 2018 included approximately $112 million of cash received from certain third parties in advance of certain large claim settlements related to the third quarter 2017 hurricanes. Conversely, net cash used in operating activities for the six months ended June 30, 2019 included claim payments of approximately $10 million related to the third quarter 2017 hurricanes. This transaction is included in the line item "Accrued underwriting expense and other liabilities" in the operating activities section of our Consolidated Statements of Cash Flows.

For the six months ended June 30, 2019, net cash provided by investing activities was $70.3 million. For the six months ended June 30, 2018, net cash used in investing activities was $137.8 million. The increase in cash provided by investing was mainly the result of the increase in the proceeds from sales of short-term investments, decrease in purchase of fixed maturity securities, partially offset by the proceeds from sales and maturities of fixed securities. As of June 30, 2019, $414.0 million of the investment portfolio was invested in short-term investments.
For six months ended June 30, 2019 and 2018, net cash used in financing activities was $21.8 million and $37.9 million, respectively. During the first six months ended June 30, 2019, we did not repurchase any common shares. During the six months ended June 30, 2018, we repurchased 344,533 of our common shares for a total cost of $20.4 million. We paid cash dividends to our shareholders totaling $22.7 million and $18.7 million during the six months ended June 30, 2019 and 2018, respectively.
Revolving Credit Facility and Term Loan.
On November 2, 2018, each of Argo Group, Argo Group U.S., Inc., Argo International Holdings Limited, and Argo Underwriting Agency Limited (the “Borrowers”) entered into a new $325 million credit agreement (the "New Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent. The New Credit Agreement replaced the prior $325 million Credit Agreement (the "Prior Agreement"), dated as of March 3, 2017. In connection with the consummation of the New Credit Agreement, Argo Group International Holdings, Ltd. borrowed $125 million as a term loan due on November 2, 2021, which amount was used on November 2, 2018 to pay off in its entirety the $125 million of borrowings previously outstanding under the Prior Agreement. In addition, the New Credit Agreement provides for a $200 million revolving credit facility, and the commitments thereunder shall expire on November 2, 2023 unless extended in accordance with the terms of the New Credit Agreement. At June 30, 2019, the $125.0 million drawn on this term loan remained outstanding. The term loan bears interest based on a variable rate, which resets and is payable based on reset options we select pursuant to the terms of the Credit Agreement. As of June 30, 2019, the interest rate on this debt was equal to the three-month LIBOR (2.59% at June 30, 2019) plus 125 basis points, or 3.84%.
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
Included in the Credit Agreement is a provision that allows up to $200.0 million of the revolving credit facility to be used for letters of credit (“LOCs”), subject to availability. As of June 30, 2019, there were no borrowings outstanding and $0.5 million in LOCs against the revolving credit facility.
Argo Common Shares and Dividends
In the six months ended June 30, 2019, our Board of Directors declared quarterly cash dividends in the aggregate amount of $0.62 per share. Cash dividends paid for the six months ended June 30, 2019 was $22.7 million.
On May 3, 2016, our Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous repurchase authorizations. Shares purchased are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of June 30, 2019, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
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
Interest Rate Risk
Our primary market risk exposure is the exposure of our fixed maturity investment portfolio to interest rate risk and the changes in interest rates. Fluctuations in interest rates have a direct impact on the fair valuation of these securities. As interest rates rise, the fair value of our fixed maturity portfolio falls, and the converse is also true. We manage interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates. The model duration of the assets comprising our fixed maturity investment portfolio was 2.64 years and 2.78 years at June 30, 2019 and December 31, 2018, respectively.
Credit Risk
We have exposure to credit risk on losses recoverable from reinsurers and receivables from insureds. Our controls to mitigate this risk include limiting our exposure to any one counterparty, evaluating the financial strength of our reinsurers, generally requiring minimum credit ratings and in certain cases receiving collateral from our reinsurers and insureds.
We also have exposure to credit risk in our investment holdings. Our risk management strategy and investment policy attempts to mitigate this risk by primarily investing in debt instruments of high credit quality issuers, limiting credit concentration, monitoring the credit quality of issuers and counterparties and diversifying issuers. The weighted average rating of our fixed maturity investments was A+ with 85.0% and 85.6% rated investment grade or better (BBB- or higher) at June 30, 2019 and December 31, 2018, respectively.
Our portfolio also includes alternative investments with a carrying value at June 30, 2019 and December 31, 2018 of $509.4 million and $489.8 million (10.4% and 10.2% of total invested assets) respectively. We may invest in both long and short equities, corporate debt securities, currencies, real estate, commodities and derivatives. We attempt to mitigate our risk by selecting managers with extensive experience, proven track records and robust controls and processes. We also mitigate our risk by diversifying through multiple managers and different types of assets and asset classes.
Equity Price Risk
We hold a diversified portfolio of equity securities with a fair value of $421.0 million and $354.5 million (8.6% and 7.4% of total invested assets) at June 30, 2019 and December 31, 2018, respectively. Our equity securities are exposed to equity price risk which is defined as the potential for loss in fair value due to a decline in equity prices. We believe the diversification of our equity securities among various industries, market segments and issuers, as well as the use of multiple outside investment managers, mitigates our exposure to equity price risk.
Foreign Currency Risk
We have exposure to foreign currency risk in our insurance contracts, invested assets and to a lesser extent, a portion of our debt. We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance contracts that are payable in currencies other than the U.S. Dollar with cash and investments that are denominated in such currencies. We also use foreign exchange forward contracts to mitigate this risk. We recognized gains of $3.4 million and $2.8 million respectively for the three and six months ended June 30, 2019 from movements in foreign currency rates . We recognized gains of $0.2 million and $0.8 million respectively for the three and six months ended June 30, 2019 on our foreign currency forward contracts.
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
There were no changes in the internal control over financial reporting made during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, which may include internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
Our subsidiaries are parties to legal actions incidental to their business.  Based on the opinion of legal counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.
Item 1A.  Risk Factors
See “Risk Factors” in the Argo Group Annual Report on Form 10-K for the year ended December 31, 2018 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 for a detailed discussion of the additional risk factors affecting us.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchase of Equity Securities
On May 3, 2016, our Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous Repurchase Authorizations.
From January 1, 2019 through June 30, 2019, we did not repurchase any of our common stock. Since the inception of the repurchase authorizations through June 30, 2019, we have repurchased 11,315,889 shares of our common stock at an average price of $40.22 for a total cost of $455.1 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of June 30, 2019, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million. The following table provides information with respect to shares of our common stock that were repurchased or surrendered during the three months ended June 30, 2019:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publically Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
April 1 through April 30, 2019	22,580	$71.23	—	$53,281,805
May 1 through May 31, 2019	96,731	$76.66	—	$53,281,805
June 1 through June 30, 2019	2,703	$70.78	—	$53,281,805
Total	122,014		—

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under our various employee equity compensation plans. For the three months ended June 30, 2019, we received 122,014 shares of our common stock, with an average price paid per share of $75.52 that were surrendered by employees in payment for the minimum required withholding taxes. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits
A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index of this Form 10-Q, which immediately precedes such exhibits, and is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description

10.1
Executive Employment Agreement, dated as of April 26, 2019, by and between Argo Group International Holdings, Ltd. and Jay S. Bullock (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2019)

10.2
Letter Agreement, dated as of April 26, 2019, by and between Argo Group International Holdings, Ltd. and Jose Hernandez (incorporated by reference to Exhibit 10.2 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2019)

10.3
Argo Group International Holdings, Ltd. 2019 Omnibus Incentive Plan (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 25, 2019)

10.4	Form of Incentive Award Agreement (Restricted Stock Awards and Cash Awards) - 2019 Omnibus Incentive Plan
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Executive Officer
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Argo Group International Holdings, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

August 6, 2019	By	/s/ Mark E. Watson III
Mark E. Watson III
President and Chief Executive Officer

August 6, 2019	By	/s/ Jay S. Bullock
Jay S. Bullock
Executive Vice President and Chief Financial Officer