Form 10-Q
period 2019-09-30
Argo Group International Holdings, Ltd.
filed 2019-11-08
CIK 1091748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding (net of treasury shares) of each of the issuer’s classes of common shares as of November 5, 2019.

Title	Outstanding
Common Shares, par value $1.00 per share	34,323,365

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares and per share amounts)

	September 30, 2019	December 31, 2018 *
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost: 2019 - $3,716.6; 2018 - $3,529.1)	$3,745.6	$3,460.4
Equity securities, at fair value (cost: 2019 - $298.6; 2018 - $310.6)	400.6	354.5
Other investments (cost: 2019 - $486.0; 2018 - $482.0)	500.0	489.8
Short-term investments, at fair value (cost: 2019 - $481.5; 2018 - $482.3)	480.8	482.3
Total investments	5,127.0	4,787.0
Cash	145.1	139.2
Accrued investment income	27.7	27.2
Premiums receivable	740.3	649.9
Reinsurance recoverables	2,873.8	2,688.3
Goodwill	177.0	177.0
Intangible assets, net of accumulated amortization	92.2	93.5
Current income taxes receivable, net	0.2	8.2
Deferred acquisition costs, net	159.5	167.3
Ceded unearned premiums	603.8	457.7
Operating lease right-of-use assets	108.6	—
Other assets	390.6	362.9
Total assets	$10,445.8	$9,558.2
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$4,842.5	$4,654.6
Unearned premiums	1,495.5	1,300.9
Accrued underwriting expenses and other liabilities	283.9	261.9
Ceded reinsurance payable, net	1,175.7	970.5
Funds held	36.1	37.2
Senior unsecured fixed rate notes	139.9	139.8
Other indebtedness	181.4	183.4
Junior subordinated debentures	257.3	257.0
Deferred tax liabilities, net	19.9	6.2
Operating lease liabilities	120.2	—
Total liabilities	8,552.4	7,811.5
Commitments and contingencies (Note 14)
Shareholders' equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 45,629,710 and 45,276,999 shares issued at September 30, 2019 and December 31, 2018, respectively	45.6	45.3
Additional paid-in capital	1,373.2	1,372.0
Treasury shares (11,315,889 shares at September 30, 2019 and December 31, 2018, respectively)	(455.1)	(455.1)
Retained earnings	925.0	862.6
Accumulated other comprehensive income (loss), net of taxes	4.7	(78.1)
Total shareholders' equity	1,893.4	1,746.7
Total liabilities and shareholders' equity	$10,445.8	$9,558.2
*    Derived from audited consolidated financial statements.
See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(in millions, except number of shares and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Premiums and other revenue:
Earned premiums	$451.5	$446.9	$1,303.7	$1,279.3
Net investment income	40.2	34.5	116.9	103.7
Fee and other income	1.9	3.3	6.3	7.2
Net realized investment (losses) gains:
Net realized investment gains	2.6	9.7	0.3	31.1
Change in fair value of equity securities	(8.8)	4.5	58.0	(22.1)
Net realized investment (losses) gains	(6.2)	14.2	58.3	9.0
Total revenue	487.4	498.9	1,485.2	1,399.2
Expenses:
Losses and loss adjustment expenses	338.8	277.5	861.5	760.2
Underwriting, acquisition and insurance expenses	167.7	168.0	497.3	485.0
Interest expense	7.5	7.9	25.3	23.4
Fee and other expense	1.2	1.9	3.8	5.5
Foreign currency exchange gains	(1.6)	(1.7)	(6.2)	(2.3)
Total expenses	513.6	453.6	1,381.7	1,271.8
(Loss) income before income taxes	(26.2)	45.3	103.5	127.4
Income tax (benefit) provision	(1.1)	4.7	8.6	20.2
Net (loss) income	$(25.1)	$40.6	$94.9	$107.2
Net (loss) income per common share:
Basic	$(0.73)	$1.20	$2.78	$3.16
Diluted	$(0.73)	$1.17	$2.73	$3.09
Dividend declared per common share	$0.31	$0.27	$0.93	$0.81
Weighted average common shares:
Basic	34,299,999	33,956,695	34,161,016	33,921,632
Diluted	34,299,999	34,656,328	34,769,622	34,688,843

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net realized investment (losses) gains before other-than-temporary impairment losses	$(1.2)	$14.2	$70.1	$10.9
Other-than-temporary impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturities	(5.0)	—	(11.8)	(1.9)
Impairment losses recognized in earnings	(5.0)	—	(11.8)	(1.9)
Net realized investment (losses) gains	$(6.2)	$14.2	$58.3	$9.0

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(25.1)	$40.6	$94.9	$107.2
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	(0.8)	(0.1)	(4.8)
Unrealized gains (losses) on securities:
Gains (losses) arising during the year	(7.4)	(2.4)	91.3	(63.8)
Reclassification adjustment for losses included in net income	2.8	(2.4)	7.7	0.2
Other comprehensive (loss) income before tax	(4.6)	(5.6)	98.9	(68.4)
Income tax provision related to other comprehensive income (loss):
Unrealized gains (losses) on securities:
(Losses) gains arising during the year	(0.7)	(1.1)	15.1	(10.4)
Reclassification adjustment for losses included in net income	0.3	(0.3)	1.0	(0.1)
Income tax (benefit) provision related to other comprehensive (loss) income	(0.4)	(1.4)	16.1	(10.5)
Other comprehensive (loss) income, net of tax	(4.2)	(4.2)	82.8	(57.9)
Comprehensive (loss) income	$(29.3)	$36.4	$177.7	$49.3

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except number of shares and per share amounts)
(Unaudited)

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity
Balance, December 31, 2017	$40.4	$1,129.1	$(423.4)	$977.0	$96.6	$1,819.7
Net income	—	—	—	107.2	—	107.2
Other comprehensive loss - Change in fair value of fixed maturities, net of taxes	—	—	—	—	(58.2)	(58.2)
Other comprehensive income, net - Other	—	—	—	—	0.3	0.3
Repurchase of common share (500,989 at a weighted average price of $59.83)	—	—	(30.0)	—	—	(30.0)
Activity under stock incentive plans	0.5	12.2	—	—	—	12.7
Retirement of common shares (tax payments on equity compensation)	(0.1)	(6.9)	—	—	—	(7.0)
Employee stock purchase plan	—	1.4	—	—	—	1.4
15% Stock Dividend	4.4	232.9	—	(237.3)	—	—
Cash dividend declared - common shares ($0.81/share)	—	—	—	(28.0)	—	(28.0)
Cumulative effect of adoption of ASU 2016-01, net of taxes	—	—	—	117.5	(117.5)	—
Cumulative effect of adoption of ASU 2018-02, net of taxes	—	—	—	(20.7)	20.7	—
Balance, September 30, 2018	$45.2	$1,368.7	$(453.4)	$915.7	$(58.1)	$1,818.1

Balance, December 31, 2018	$45.3	$1,372.0	$(455.1)	$862.6	$(78.1)	$1,746.7
Net income	—	—	—	94.9	—	94.9
Other comprehensive income - Change in fair value of fixed maturities, net of taxes	—	—	—	—	82.9	82.9
Other comprehensive loss, net - Other	—	—	—	—	(0.1)	(0.1)
Activity under stock incentive plans	0.4	10.6	—	—	—	11.0
Retirement of common shares (tax payments on equity compensation)	(0.1)	(11.1)	—	—	—	(11.2)
Employee stock purchase plan	—	1.7	—	—	—	1.7
Cash dividend declared - common shares ($0.93/share)	—	—	—	(32.5)	—	(32.5)
Balance, September 30, 2019	$45.6	$1,373.2	$(455.1)	$925.0	$4.7	$1,893.4

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$94.9	$107.2
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	20.4	23.1
Share-based payments expense	11.7	14.4
Deferred income tax benefit, net	(2.2)	(7.4)
Net realized investment gains	(58.3)	(9.0)
Undistributed earnings from alternative investment portfolio	(19.4)	(20.7)
Change in:
Accrued investment income	(0.5)	(2.7)
Receivables	(282.6)	(148.5)
Deferred acquisition costs	7.5	(15.2)
Ceded unearned premiums	(147.1)	(114.6)
Reserves for losses and loss adjustment expenses	194.9	(19.2)
Unearned premiums	197.7	179.4
Ceded reinsurance payable and funds held	204.8	151.3
Income taxes	7.9	8.8
Accrued underwriting expenses and other liabilities	8.5	85.8
Other, net	(42.5)	(1.7)
Cash provided by operating activities	195.7	231.0
Cash flows from investing activities:
Sales of fixed maturity investments	1,046.3	1,158.6
Maturities and mandatory calls of fixed maturity investments	292.2	375.1
Sales of equity securities	66.3	165.0
Sales of other investments	67.7	93.6
Purchases of fixed maturity investments	(1,535.0)	(1,787.0)
Purchases of equity securities	(49.9)	(156.0)
Purchases of other investments	(54.6)	(34.2)
Change in foreign regulatory deposits and voluntary pools	2.3	13.4
Change in short-term investments	—	(47.2)
Settlements of foreign currency exchange forward contracts	(1.2)	2.0
Cash acquired with acquisition of Ariscom	—	15.6
Purchases of fixed assets	(22.9)	(35.8)
Other, net	29.6	3.6
Cash used in investing activities	(159.2)	(233.3)
Cash flows from financing activities:
Payment on note payable	(0.6)	—
Activity under stock incentive plans	1.4	1.0
Repurchase of Company's common shares	—	(30.0)
Payment of cash dividends to common shareholders	(32.5)	(28.0)
Cash used in financing activities	(31.7)	(57.0)
Effect of exchange rate changes on cash	1.1	1.2
Change in cash	5.9	(58.1)
Cash, beginning of year	139.2	176.6
Cash, end of period	$145.1	$118.5

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
The interim financial information as of, and for the three and nine months ended, September 30, 2019 and 2018 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain reclassifications have been made to financial information presented for prior years to conform to the current year’s presentation.
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
3.    Investments
Included in “Total investments” in our Consolidated Balance Sheets at September 30, 2019 and December 31, 2018 is $159.6 million and $133.4 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party participants that provide underwriting capital to the operations of Syndicates 1200 and 1910.
Fixed Maturities
The amortized cost, gross unrealized gains, gross unrealized losses and fair value of fixed maturity investments were as follows:

September 30, 2019
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Governments	$324.9	$3.9	$0.5	$328.3
Foreign Governments	262.6	4.2	2.3	264.5
Obligations of states and political subdivisions	152.6	7.6	0.1	160.1
Corporate bonds	1,862.0	39.0	39.2	1,861.8
Commercial mortgage-backed securities	213.3	6.0	0.3	219.0
Residential mortgage-backed securities	510.3	11.9	0.9	521.3
Asset-backed securities	165.6	1.7	0.3	167.0
Collateralized loan obligations	225.3	0.3	2.0	223.6
Total fixed maturities	$3,716.6	$74.6	$45.6	$3,745.6

December 31, 2018
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Governments	$240.9	$0.2	$4.9	$236.2
Foreign Governments	224.1	0.5	7.8	216.8
Obligations of states and political subdivisions	236.7	4.3	1.2	239.8
Corporate bonds	1,808.7	7.5	58.7	1,757.5
Commercial mortgage-backed securities	205.3	0.7	3.2	202.8
Residential mortgage-backed securities	413.1	3.4	5.7	410.8
Asset-backed securities	173.6	0.4	1.2	172.8
Collateralized loan obligations	226.7	0.5	3.5	223.7
Total fixed maturities	$3,529.1	$17.5	$86.2	$3,460.4

Contractual Maturity
The amortized cost and fair values of fixed maturity investments as of September 30, 2019, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$242.5	$242.2
Due after one year through five years	1,584.3	1,577.1
Due after five years through ten years	669.5	683.5
Thereafter	105.8	111.9
Structured securities	1,114.5	1,130.9
Total	$3,716.6	$3,745.6

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.
Other Investments
Details regarding the carrying value and unfunded investment commitments of other investments as of September 30, 2019 and December 31, 2018 were as follows:

September 30, 2019
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$119.3	$—
Private equity	263.9	94.2
Long only funds	112.5	—
Other	4.3	—
Total other investments	$500.0	$94.2

December 31, 2018
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$120.6	$—
Private equity	211.8	120.5
Long only funds	153.0	—
Other	4.4	—
Total other investments	$489.8	$120.5

The following describes each investment type:

•	Hedge funds: Hedge funds include funds that primarily buy and sell stocks, including short sales, multi-strategy credit, relative value credit and distressed credit.

•
Private equity: Private equity includes buyout funds, real asset/infrastructure funds, credit special situations funds, mezzanine lending funds and direct investments and strategic non-controlling minority investments in private companies that are principally accounted for using the equity method of accounting.

•	Long only funds: Our long only funds include a fund that primarily owns international stocks and funds that primarily own investment-grade corporate and sovereign fixed income securities.

•	Other: Other includes participation in investment pools.
Unrealized Losses and Other-Than-Temporary Impairments
An aging of unrealized losses on our investments in fixed maturities is presented below:

September 30, 2019	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$75.0	$0.4	$18.8	$0.1	$93.8	$0.5
Foreign Governments	108.2	2.1	9.6	0.2	117.8	2.3
Obligations of states and political subdivisions	1.1	—	2.4	0.1	3.5	0.1
Corporate bonds	355.6	32.3	100.0	6.9	455.6	39.2
Commercial mortgage-backed securities	53.8	0.2	5.3	0.1	59.1	0.3
Residential mortgage-backed securities	57.1	0.4	43.9	0.5	101.0	0.9
Asset-backed securities	17.9	0.2	19.4	0.1	37.3	0.3
Collateralized loan obligations	138.8	1.8	54.1	0.2	192.9	2.0
Total fixed maturities	$807.5	$37.4	$253.5	$8.2	$1,061.0	$45.6

December 31, 2018	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$28.2	$0.2	$173.0	$4.7	$201.2	$4.9
Foreign Governments	73.4	3.6	125.0	4.2	198.4	7.8
Obligations of states and political subdivisions	53.3	0.6	25.3	0.6	78.6	1.2
Corporate bonds	964.3	45.7	440.8	13.0	1,405.1	58.7
Commercial mortgage-backed securities	48.5	0.6	90.6	2.6	139.1	3.2
Residential mortgage-backed securities	63.5	0.7	176.1	5.0	239.6	5.7
Asset-backed securities	73.6	0.6	64.2	0.6	137.8	1.2
Collateralized loan obligations	209.5	3.3	10.3	0.2	219.8	3.5
Total fixed maturities	$1,514.3	$55.3	$1,105.3	$30.9	$2,619.6	$86.2
We regularly evaluate our investments for other-than-temporary impairment. For fixed maturity securities, the evaluation for a credit loss is generally based on the present value of expected cash flows of the security as compared to the amortized book value. For structured securities, frequency and severity of loss inputs are used in projecting future cash flows of the securities. Loss frequency is measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. We also recognize other-than-temporary losses on fixed maturity securities that we intend to sell. Effective January 1, 2018, the Company adopted ASU 2016-01. As a result, changes in the fair value of equity securities are recognized in net realized investment gains in the Consolidated Statements of (Loss) Income.

We hold a total of 9,615 securities, of which 1,219 were in an unrealized loss position for less than one year and 424 were in an unrealized loss position for a period one year or greater as of September 30, 2019. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increased credit spreads, foreign currency fluctuations and higher market yields relative to the date the securities were purchased, and for structured securities, by the performance of the underlying collateral, as well. In considering whether or not an investment is other-than-temporarily impaired, we also considered that we do not intend to sell the investments and it is unlikely that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. We do not consider these investments to be other-than-temporarily impaired at September 30, 2019.
We recognized other-than-temporary losses on our fixed maturities portfolio as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Other-than-temporary impairment:
Corporate bonds	$(5.0)	$—	$(11.8)	$(1.9)
Other-than-temporary impairment losses	$(5.0)	$—	$(11.8)	$(1.9)

Net Realized Investment Gains and Losses
The following table presents our gross realized investment gains (losses):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Realized gains on fixed maturities and other
Fixed maturities	$3.7	$4.6	$13.0	$15.8
Other investments	7.5	7.4	21.9	34.7
Other Assets and Short Term Investments	—	0.2	$—	0.2
	11.2	12.2	34.9	50.7
Realized losses on fixed maturities and other
Fixed maturities	(1.6)	(2.8)	(8.7)	(14.2)
Other investments	(8.4)	(8.8)	(21.8)	(34.4)
Other-than-temporary impairment losses on fixed maturities	(5.0)	—	(11.8)	(1.9)
	(15.0)	(11.6)	(42.3)	(50.5)
Equity securities
Net realized gains on equity securities	6.4	9.1	7.7	30.9
Change in unrealized (losses) gains on equity securities held at the end of the period	(8.8)	4.5	58.0	(22.1)
Net realized (losses) gains on equity securities	(2.4)	13.6	65.7	8.8
Net realized investment (losses) gains before income taxes	(6.2)	14.2	58.3	9.0
Income tax benefit (provision)	0.3	(3.3)	(11.9)	(2.8)
Net realized investment (losses) gains net of income taxes	$(5.9)	$10.9	$46.4	$6.2

The cost of securities sold is based on the specific identification method.

Changes in unrealized gains (losses) related to investments are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Change in unrealized gains (losses)
Fixed maturities	$(3.8)	$(4.3)	$95.3	$(63.2)
Other investments	—	—	4.4	0.1
Other and short-term investments	(0.8)	(0.5)	(0.7)	(0.5)
Net unrealized investment gains (losses) before income taxes	(4.6)	(4.8)	99.0	(63.6)
Income tax (provision) benefit	0.4	1.4	(16.1)	10.5
Net unrealized investment gains (losses), net of income taxes	$(4.2)	$(3.4)	$82.9	$(53.1)

Foreign Currency Exchange Forward Contracts
We entered into foreign currency exchange forward contracts to manage operational currency exposure on our Canadian dollar investment portfolio, minimize negative impacts to investment portfolio returns, and gain exposure to a total return strategy which invests in multiple currencies.  The currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other liabilities.” The gains and losses are included in “Net realized investment (losses) gains” in our Consolidated Statements of (Loss) Income.
The fair value of our foreign currency exchange forward contracts as of September 30, 2019 and December 31, 2018 was as follows:

(in millions)	September 30, 2019	December 31, 2018
Operational currency exposure	$(1.4)	$4.4
Asset manager investment exposure	0.9	(0.3)
Total return strategy	—	(1.5)
Total	$(0.5)	$2.6

The following table represents our gross investment realized gains and losses on our foreign currency exchange forward contracts:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Realized gains
Operational currency exposure	$1.3	$0.4	$2.2	$6.4
Asset manager investment exposure	1.8	1.4	3.1	14.4
Total return strategy	6.5	5.6	18.8	12.5
Gross realized investment gains	9.6	7.4	24.1	33.3
Realized losses
Operational currency exposure	(3.2)	(2.7)	(7.8)	(7.0)
Asset manager investment exposure	(0.1)	(0.9)	(0.6)	(12.5)
Total return strategy	(7.1)	(5.2)	(15.7)	(13.3)
Gross realized investment losses	(10.4)	(8.8)	(24.1)	(32.8)
Net realized investment (losses) gains on foreign currency exchange forward contracts	$(0.8)	$(1.4)	$—	$0.5

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

(in millions)	September 30, 2019	September 30, 2018
Securities on deposit for regulatory and other purposes	$198.8	$180.6
Securities pledged as collateral for letters of credit	129.5	76.5
Securities and cash on deposit supporting Lloyd’s business	403.6	418.4
Total restricted investments	$731.9	$675.5

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

We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of September 30, 2019 and December 31,2018. A description of the valuation techniques we use to measure assets at fair value is as follows:
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
Transfers Between Level 1 and Level 2 Securities: There were no transfers between Level 1 and Level 2 securities and one transfer from Level 2 to Level 3 securities during the nine months ended September 30, 2019.
Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	September 30, 2019	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
U.S. Governments	$328.3	$323.0	$5.3	$—
Foreign Governments	264.5	—	264.5	—
Obligations of states and political subdivisions	160.1	—	160.1	—
Corporate bonds	1,861.8	1.2	1,853.8	6.8
Commercial mortgage-backed securities	219.0	—	219.0	—
Residential mortgage-backed securities	521.3	—	521.3	—
Asset-backed securities	167.0	—	167.0	—
Collateralized loan obligations	223.6	—	223.6	—
Total fixed maturities	3,745.6	324.2	3,414.6	6.8
Equity securities	400.6	392.1		8.5
Other investments	405.9	—	405.9	—
Short-term investments	480.8	449.3	31.5	—
	$5,032.9	$1,165.6	$3,852.0	$15.3

(a)	Quoted prices in active markets for identical assets

(b)	Significant other observable inputs

(c)	Significant unobservable inputs

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2018	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
U.S. Governments	$236.2	$226.7	$9.5	$—
Foreign Governments	216.8	—	216.8	—
Obligations of states and political subdivisions	239.8	—	239.8	—
Corporate bonds	1,757.5	—	1,755.3	2.2
Commercial mortgage-backed securities	202.8	—	202.8	—
Residential mortgage-backed securities	410.8	—	410.8	—
Asset-backed securities	172.8	—	172.8	—
Collateralized loan obligations	223.7	—	223.7	—
Total fixed maturities	3,460.4	226.7	3,231.5	2.2
Equity securities	354.5	346.3	—	8.2
Other investments	114.4	—	114.4	—
Short-term investments	482.3	453.9	28.4	—
	$4,411.6	$1,026.9	$3,374.3	$10.4

(a)	Quoted prices in active markets for identical assets

(b)	Significant other observable inputs

(c)	Significant unobservable inputs
The fair value measurements in the tables above do not equal “Total investments” on our Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting.
A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:
Fair Value Measurements Using Observable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2019	$2.2	$8.2	$10.4
Transfers into Level 3	3.5	—	3.5
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income	—	0.3	0.3
Included in other comprehensive income	(0.5)	—	(0.5)
Purchases, issuances, sales, and settlements:
Purchases	1.9	—	1.9
Issuances	—	—	—
Sales	(0.3)	—	(0.3)
Settlements	—	—	—
Ending balance, September 30, 2019	$6.8	$8.5	$15.3
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2019	$—	$—	$—

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2018	$1.9	$2.3	$4.2
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income	—	0.2	0.2
Included in other comprehensive loss	0.3	—	0.3
Purchases, issuances, sales, and settlements:
Purchases	—	7.3	7.3
Issuances	—	—	—
Sales	—	(1.6)	(1.6)
Settlements	—	—	—
Ending balance, December 31, 2018	$2.2	$8.2	$10.4
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2018	$—	$—	$—

At September 30, 2019 and December 31, 2018, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.
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
Our operating lease obligations are for office facilities, corporate housing, and equipment, including corporate aviation. Our leases have remaining lease terms of less than 1 year to 14 years, some of which include options to extend the leases. Expenses associated with leases totaled $5.0 million and $17.1 million for the three and nine months ended September 30, 2019, respectively, as compared to $5.2 million and $18.2 million for the three and nine months ended September 30, 2018. The components of lease expense and other lease information as of and during the nine months ended September 30, 2019 are as follows:

(in millions)	September 30, 2019
Operating leases right-of-use assets	$108.6
Operating lease liabilities	120.2

Operating lease weighted-average remaining lease term	10.31
Operating lease weighted-average discount rate	3.93%

(in millions)	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Operating lease costs	$5.1	$15.3
Variable lease costs	—	2.1
Sublease income	(0.1)	(0.3)
Total lease costs	$5.0	$17.1

Operating cash flows from operating leases (fixed payments)		$14.1
Operating cash flows from operating leases (liability reduction)		11.5

Our finance leases and short-term leases as of September 30, 2019 were not material.
Future minimum lease payments under operating leases as of September 30, 2019 and December 31, 2018 were as follows:

(in millions)	September 30, 2019	December 31, 2018
2019	$4.7	$18.7
2020	18.6	18.6
2021	17.5	17.5
2022	14.8	14.7
2023	12.3	12.3
Thereafter	79.4	80.1
Total future minimum lease payments	$147.3	$161.9

Future lease obligations	(0.5)
Less imputed interest	(26.6)	N/A
Total operating lease liability	$120.2	N/A

We have certain investment properties that we lease to independent, third parties. These properties consist of an office building that is currently leased through August 2026 and three condominiums that are leased on a short-term basis. The carrying value of these assets are included in "Other assets" on our Consolidated Balance Sheet. Income for these leased properties was $0.7 million for each of the three months ended September 30, 2019 and 2018, and $2.2 million for each of the nine months ended September 30, 2019 and 2018. Income for these leased properties are included in "Fee and other income" on our Consolidated Statements of (Loss) Income.

5.    Reserves for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Nine Months Ended September 30,
(in millions)	2019	2018
Net reserves beginning of the year	$2,562.9	$2,488.0
Net reserves acquired	—	49.4
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	799.9	764.3
Prior accident years	61.6	(4.1)
Losses and LAE incurred during calendar year, net of reinsurance	861.5	760.2
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	163.6	223.2
Prior accident years	615.8	469.0
Losses and LAE payments made during current calendar year, net of reinsurance:	779.4	692.2
Change in participation interest (1)	(14.4)	(29.4)
Foreign exchange adjustments	(26.3)	(20.8)
Net reserves - end of period	2,604.3	2,555.2
Add:
Reinsurance recoverables on unpaid losses and LAE, end of period	2,238.2	1,736.5
Gross reserves - end of period	$4,842.5	$4,291.7

(1)	Amount represents the change in reserves due to changing our participation in Syndicates 1200 and 1910.
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
The impact from the unfavorable (favorable) development of prior accident years’ loss and LAE reserves on each reporting segment is presented below:

	For the Nine Months Ended September 30,
(in millions)	2019	2018
U.S. Operations	$(9.8)	$(14.8)
International Operations	69.5	(0.8)
Run-off Lines	1.9	11.5
Total unfavorable (favorable) prior-year development	$61.6	$(4.1)

The following describes the primary factors behind each segment’s prior accident year reserve development for the nine months ended September 30, 2019 and 2018:
Nine months ended September 30, 2019:

•	U.S. Operations: Favorable development in general liability and specialty lines, partially offset by unfavorable development in professional and property lines.

•
International Operations: Unfavorable development was primarily concentrated in liability and professional lines. The charges impacted our Bermuda casualty and professional divisions, and to a lesser extent our European and Syndicate 1200 operations. The charges stemmed from public utility business in our Bermuda casualty division, which we previously exited, as well as updated estimates on a number of other claims based on new information received in the second and third quarters of 2019. As it relates to Europe, the adverse development primarily related to certain cover-holders whose contracts were previously terminated or where aggressive remedial underwriting actions have been taken. As it relates to Syndicate 1200, the adverse development largely related to businesses that we have previously exited or where aggressive remedial underwriting actions have been taken.

The International Operations unfavorable development includes $68.7 million recognized during the second and third quarters of 2019. This unfavorable development was primarily due to obtaining additional information on several individual claims, including investigations regarding causes of the incidents leading to the losses, reports provided by outside counsel, audits of the underlying losses and recent court decisions, settlements and jury awards. The result was an increase in the number of claims with the potential for underlying losses to reach our attachment point, particularly within our Bermuda Operations. The unfavorable development in the second and third quarters of 2019 was also attributable to the results of ongoing audits, underwriting reviews, and updated data from third-party cover-holders, which included the identification of differences from original expectations with regard to the classes written, the distribution of writings by geography, and the rates charged by the cover-holders. Adverse development in Syndicate 1200 related to large claims involving the marine and energy and liability divisions. Losses on small and medium enterprise package business were also higher than expected.

•	Run-off Lines: Unfavorable development in other run-off lines, partially offset by favorable development in risk management workers compensation.
Nine months ended September 30, 2018:

•	U.S. Operations: Favorable development in certain liability and specialty lines, partially offset by adverse charges in older accident years relating to professional lines.

•
International Operations: Favorable development in property reinsurance and professional lines, partially offset by unfavorable movements in property insurance in our Europe and Syndicate 1200 divisions.

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

Debt. At September 30, 2019 and December 31, 2018, the fair value of our debt instruments is determined using both Level 1 and Level 2 inputs, as previously defined in Note 3, "Investments".

We receive fair value prices from third-party pricing services for our financial instruments as well as for similar financial instruments. These prices are determined using observable market information such as publicly traded quoted prices, and trading prices for similar financial instruments actively being traded in the current market. We have reviewed the processes used by the third-party providers for pricing the securities and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of September 30, 2019 and December 31, 2018. A description of the valuation techniques we use to measure these liabilities at fair value is as follows:

Senior Unsecured Fixed Rate Notes Level 1:

•
Our senior unsecured fixed rate notes are valued using Level 1 inputs. For these securities, we obtain fair value measurements from a third-party pricing service using quoted prices (unadjusted) in active markets at the reporting date.

Junior Subordinated Debentures and Floating Rate Loan Stock Level 2:

•
Our trust preferred debentures, subordinated debentures and floating rate loan stock are typically valued using Level 2 inputs. For these securities, we obtain fair value measurements from a third-party pricing service using quoted prices for similar securities being traded in active markets at the reporting date, as our specific debt instruments are more infrequently traded.

A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	September 30, 2019		December 31, 2018
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures:
Trust preferred debentures	$172.7	$160.7	$172.7	$163.2
Subordinated debentures	84.6	85.4	84.3	85.0
Total junior subordinated debentures	257.3	246.1	257.0	248.2
Senior unsecured fixed rate notes	139.9	143.4	139.8	139.5
Floating rate loan stock	56.4	52.5	57.8	54.5

Based on an analysis of the inputs, our financial instruments measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	September 30, 2019	Level 1 (a)	Level 2 (b)	Level 3 (c)
Junior subordinated debentures:
Trust preferred debentures	$160.7	$—	$160.7	$—
Subordinated debentures	85.4	—	85.4	—
Total junior subordinated debentures	246.1	—	246.1	—
Senior unsecured fixed rate notes	143.4	143.4	—	—
Floating rate loan stock	52.5	—	52.5	—
	688.1	143.4	544.7	—

(a)	Quoted prices in active markets for identical assets

(b)	Significant other observable inputs

(c)	Significant unobservable inputs

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2018	Level 1 (a)	Level 2 (b)	Level 3 (c)
Junior subordinated debentures:
Trust preferred debentures	$163.2	$—	$163.2	$—
Subordinated debentures	85.0	—	85.0	—
Total junior subordinated debentures	248.2	—	248.2	—
Senior unsecured fixed rate notes	139.8	139.8	—	—
Floating rate loan stock	57.8	—	57.8	—
	445.8	139.8	306.0	—

(a)	Quoted prices in active markets for identical assets

(b)	Significant other observable inputs

(c)	Significant unobservable inputs

7.    Shareholders’ Equity
On August 6, 2019, our Board of Directors declared a quarterly cash dividend in the amount of $0.31 on each share of common stock outstanding. On September 13, 2019, we paid $10.9 million to our shareholders of record on August 30, 2019.
On May 24, 2019, our Board of Directors declared a quarterly cash dividend in the amount of $0.31 on each share of common stock outstanding. On June 21, 2019, we paid $10.8 million to our shareholders of record on June 7, 2019.
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
On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all previous repurchase authorizations. As of September 30, 2019, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
We did not repurchase any common shares for the nine months ended September 30, 2019.
8.    Accumulated Other Comprehensive (Loss) Income
A summary of changes in accumulated other comprehensive (loss) income, net of taxes (where applicable) by component for the nine months ended September 30, 2019, and 2018 is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2019	$(22.4)	$(49.0)	$(6.7)	$(78.1)
Other comprehensive (loss) income before reclassifications	(0.1)	76.2	—	76.1
Amounts reclassified from accumulated other comprehensive income	—	6.7	—	6.7
Net current-period other comprehensive (loss) income	(0.1)	82.9	—	82.8
Balance at September 30, 2019	$(22.5)	$33.9	$(6.7)	$4.7

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2018	$(19.0)	$121.9	$(6.3)	$96.6
Other comprehensive loss before reclassifications	(4.8)	(53.4)	—	(58.2)
Amounts reclassified from accumulated other comprehensive loss	—	0.3	—	0.3
Net current-period other comprehensive loss	(4.8)	(53.1)	—	(57.9)
Cumulative effect of adoption of ASU 2016-01	—	(117.5)	—	(117.5)
Cumulative effect of adoption of ASU 2018-02	—	22.1	(1.4)	20.7
Balance at September 30, 2018	$(23.8)	$(26.6)	$(7.7)	$(58.1)

The amounts reclassified from accumulated other comprehensive (loss) income shown in the above table have been included in the following captions in our Consolidated Statements of (Loss) Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Unrealized gains and losses on securities:
Net realized investment loss (gains)	$2.8	$(2.4)	$7.7	$0.2
(Benefit) provision for income taxes	(0.3)	0.3	(1.0)	0.1
Net of taxes	$2.5	$(2.1)	$6.7	$0.3

9.    Net (Loss) Income Per Common Share
The following table presents the calculation of net (loss) income per common share on a basic and diluted basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except number of shares and per share amounts)	2019	2018	2019	2018
Net (loss) income	$(25.1)	$40.6	$94.9	$107.2
Weighted average common shares outstanding - basic	34,299,999	33,956,695	34,161,016	33,921,632
Effect of dilutive securities:
Equity compensation awards	—	699,633	608,606	767,211
Weighted average common shares outstanding - diluted	34,299,999	34,656,328	34,769,622	34,688,843
Net (loss) income per common share:
Basic	$(0.73)	$1.20	$2.78	$3.16
Diluted	$(0.73)	$1.17	$2.73	$3.09

Excluded from the weighted average common shares outstanding calculation at September 30, 2019 and 2018 are 11,315,889 shares and 11,285,996 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date. For the three months ended September 30, 2019, 489,376 shares were not included in the calculation of diluted net loss per common share as these instruments were anti-dilutive. For the nine months ended September 30, 2019, 2,331 shares were not included in the calculation of diluted net income per common share as these instruments were anti-dilutive. For the three and nine months ended September 30, 2018, there were no equity compensation awards with an anti-dilutive effect.
10.    Supplemental Cash Flow Information
Interest paid and income taxes paid (recovered) were as follows:

	For the Nine Months Ended September 30,
(in millions)	2019	2018
Senior unsecured fixed rate notes	$7.0	$7.0
Junior subordinated debentures	12.3	11.2
Other indebtedness	7.2	4.9
Total interest paid	$26.5	$23.1

Income taxes paid	4.8	18.1
Income taxes recovered	(0.1)	—
Income taxes paid, net	$4.7	$18.1

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
The following table summarizes the assumptions we used for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,
	2019	2018
Risk-free rate of return	1.66%	2.96%
Expected dividend yields	1.76%	1.84%
Expected award life (years)	4.50	4.49
Expected volatility	18.73%	17.82%

Argo Group’s 2019 Omnibus Incentive Plan
In May 2019, our shareholders approved the 2019 Omnibus Incentive Plan (the “2019 Plan”), which provides equity-based and cash-based performance-related incentives to key employees, non-employee directors and other service providers. The intent of the 2019 Plan is to encourage and provide for the acquisition of an ownership interest in Argo Group, enabling us to attract and retain qualified and competent persons to serve as members of our management team and the Board of Directors. The 2019 Plan authorizes 1,885,000 shares of common stock to be granted as equity-based awards. No further grants will be made under any prior plan; however, any awards under a prior plan that are outstanding as of the effective date shall remain subject to the terms and conditions of, and be governed by, such prior plan.
Awards granted under the 2019 Plan may be in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, other stock-based awards or other cash-based awards. Awards may be granted either alone or in addition to or in tandem with other awards authorized under the 2019 Plan. Awards that are settled in stock will count as one share for the purposes of reducing the share reserve under the 2019 Plan. Shares issued under this plan may be shares that are authorized and unissued or shares that we reacquired, including shares purchased on the open market.
Stock options and stock appreciation rights are required to have an exercise price that is not less than the fair market value on the date of grant. The term of these awards is not to exceed ten years.
Restricted Shares
A summary of restricted share activity as of September 30, 2019 and changes during the nine months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2019	897,005	$46.92
Granted	209,557	$68.65
Vested and issued	(403,316)	$35.74
Expired or forfeited	(59,635)	$55.41
Outstanding at September 30, 2019	643,611	$59.93

The restricted shares vest over one to four years. Expense recognized under this plan for the restricted shares was $3.2 million and $10.5 million for the three and nine months ended September 30, 2019 respectively, as compared to $2.6 million and $10.9 million for the three and nine months ended September 30, 2018, respectively. Compensation expense for all share-based compensation awards is included in “Underwriting, acquisition and insurance expenses” in the accompanying Consolidated Statements of (Loss) Income. As of September 30, 2019, there was $28.0 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group.

Stock-Settled SARs
A summary of stock-settled SARs activity as of September 30, 2019 and changes during the nine months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2019	810,759	$33.88
Exercised	(148,729)	$34.71
Expired or forfeited	(7,167)	$37.85
Outstanding at September 30, 2019	654,863	$33.68

As of September 30, 2019, all stock-settled SARs are fully vested. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. There was no expense recognized for the three months ending September 30, 2019 for stock-settled SARs. Expense recognized for the nine months ended September 30, 2019 for the stock-settled SARs was $0.4 million. Expense recognized for the stock-settled SARs was $0.4 million and $1.8 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, there was no unrecognized compensation cost related to stock-settled SARs outstanding.
Cash-Settled SARs
A summary of cash-settled SARs activity as of September 30, 2019 and changes during the nine months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2019	58,428	$30.71
Exercised	(48,722)	$30.34
Expired or forfeited	(1,193)	$19.37
Outstanding at September 30, 2019	8,513	$34.39

As of September 30, 2019, all the cash-settled SARs are fully vested. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We account for the cash-settled SARs as liability awards, which require the awards to be revalued at each reporting period. Expense recognized for the cash-settled SARs was $(0.1) million and $0.5 million for the three and nine months ended September 30, 2019 respectively, as compared to $0.5 million and $1.2 million for the three and nine months ended September 30, 2018. As of September 30, 2019, respectively, there was no unrecognized compensation cost related to cash-settled SARs outstanding.
12.    Underwriting, Acquisition and Insurance Expenses
The components of our underwriting, acquisition and insurance expenses are detailed in the table below. General expenses include certain costs associated with our holding company.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Commissions	$58.0	$88.0	$178.0	$212.7
General expenses	92.9	83.2	281.0	261.6
Premium taxes, boards and bureaus	10.8	9.8	27.0	27.2
	161.7	181.0	486.0	501.5
Net deferral of policy acquisition costs	6.0	(13.0)	11.3	(16.5)
Total underwriting, acquisition and insurance expenses	$167.7	$168.0	$497.3	$485.0

General expenses in the table above include $3.7 million and $11.7 million of expenses associated with proxy solicitation and related activities for the three and nine months ended September 30, 2019, respectively. Given the unique and non-recurring nature of the events that gave rise to these expenses, these costs are not included in the calculation of our expense and combined ratios. There were no comparable costs incurred for the three and nine months ended September 30, 2018.

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
Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the three and nine months ended September 30, 2019 and 2018, pre-tax income (loss) attributable to our operations and the corresponding operations’ effective tax rates were as follows:

	For the Three Months Ended September 30,
	2019			2018
(in millions)	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$(7.8)		—%	$6.4		—%
United States	7.7		16.4%	34.8		13.4%
United Kingdom	(17.9)		13.1%	3.5		(5.0)%
Belgium	(0.1)		28.6%	—	(1)	30.8%
Brazil	1.2		—%	0.4		—%
United Arab Emirates	—	(1)	—%	0.2		—%
Ireland	—	(1)	—%	(0.1)		—%
Italy	(3.6)		—%	(1.8)		—%
Malta	(5.6)		—%	1.8		—%
Luxembourg	—		—%	—	(1)	—%
Switzerland	(0.1)		1.0%	0.1		21.2%
Pre-tax income (loss)	$(26.2)		4.1%	$45.3		10.2%

(1)	Pre-tax income (loss) for the respective year was less than $0.1 million.

	For the Nine Months Ended September 30,
	2019		2018
(in millions)	Pre-Tax Income (Loss)	Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$39.1	—%	$(1.8)		—%
United States	99.5	14.6%	114.2		15.6%
United Kingdom	(30.3)	19.2%	16.3		12.3%
Belgium	(0.4)	29.4%	—	(1)	33.3%
Brazil	5.0	—%	(1.0)		—%
United Arab Emirates	0.3	—%	0.5		—%
Ireland	(0.1)	—%	(0.2)		—%
Italy	(4.1)	—%	(2.9)		—%
Malta	(5.4)	—%	2.2		—%
Luxembourg	—	—%	—	(1)	—%
Switzerland	(0.1)	0.9%	0.1		21.2%
Pre-tax income	$103.5	8.4%	$127.4		15.8%

(1)	Pre-tax income (loss) for the respective year was less than $0.1 million.
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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2019		2018	2019	2018
Income tax provision at expected rate	$(4.1)		$8.4	$14.4	$26.8
Tax effect of:
Nontaxable investment income	(0.4)		(0.4)	(1.1)	(1.4)
Foreign exchange adjustments	0.7		(1.0)	1.3	(1.2)
Withholding taxes	—		0.2	0.2	0.5
Prior period adjustments	—	(1)	(2.2)	(1.8)	(2.1)
Change in valuation allowance	2.2		(0.2)	1.6	(3.6)
Other	0.5		(0.1)	(6.0)	1.2
Income tax provision	$(1.1)		$4.7	$8.6	$20.2

(1) Tax effect of the adjustment for the respective year was less than $0.1 million.
Our gross deferred tax assets are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future taxable income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of future taxable income sufficient to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally for our US property and casualty insurers two years for net operating losses and for all our US subsidiaries three years for capital losses. If a company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. The net change in valuation allowance for deferred tax assets was an increase of $1.6 million in 2019 relating to the following: Internal Revenue Code Section 382 limited net operating loss carryforwards within the United States, cumulative losses incurred since inception, and valuation allowances acquired through or related to acquisitions. Based upon a review of our available evidence, both positive and negative discussed above, our management concluded that it is more-likely-than-not that the other deferred tax assets will be realized.

For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. We had no material unrecognized tax benefits as of September 30, 2019 and 2018. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2015. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2017.
14.    Commitments and Contingencies
Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of legal counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.
We have contractual commitments to invest up to $94.2 million related to our limited partnership investments at September 30, 2019. These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time, not to exceed thirteen years.
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
Revenue and (loss) income before income taxes for each segment were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Revenue:
Earned premiums
U.S. Operations	$290.8	$278.3	$848.6	$807.6
International Operations	160.7	168.5	455.0	471.4
Run-off Lines	—	0.1	0.1	0.3
Total earned premiums	451.5	446.9	1,303.7	1,279.3
Net investment income
U.S. Operations	27.4	21.4	80.1	64.7
International Operations	10.7	8.4	31.3	25.6
Run-off Lines	1.7	2.1	4.4	6.3
Corporate and Other	0.4	2.6	1.1	7.1
Total net investment income	40.2	34.5	116.9	103.7
Fee and other income	1.9	3.3	6.3	7.2
Net realized investment (losses) gains	(6.2)	14.2	58.3	9.0
Total revenue	$487.4	$498.9	$1,485.2	$1,399.2

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Income (loss) before income taxes
U.S. Operations	$42.2	$50.3	$138.3	$126.8
International Operations	(52.9)	(1.2)	(57.7)	34.9
Run-off Lines	0.7	(7.6)	0.2	(8.6)
Total segment (loss) income before taxes	(10.0)	41.5	80.8	153.1
Corporate and Other	(7.9)	(12.1)	(30.1)	(37.0)
Net realized investment and other (losses) gains	(6.2)	14.2	58.3	9.0
Foreign currency exchange gains	1.6	1.7	6.2	2.3
Other corporate expenses	(3.7)	—	(11.7)	—
Total (loss) income before income taxes	$(26.2)	$45.3	$103.5	$127.4

The table below presents earned premiums by geographic location for the three and nine months ended September 30, 2019 and 2018. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
United States	$289.6	$276.5	$845.4	$803.7
United Kingdom	101.9	117.2	295.6	333.3
Bermuda	24.3	23.3	60.1	64.7
Malta	21.3	18.2	62.3	39.6
All other jurisdictions	14.4	11.7	40.3	38.0
Total earned premiums	$451.5	$446.9	$1,303.7	$1,279.3

The following table represents identifiable assets:

(in millions)	September 30, 2019	December 31, 2018
U.S. Operations	$5,477.4	$4,707.8
International Operations	4,403.8	3,984.7
Run-off Lines	375.9	444.8
Corporate and Other	188.7	420.9
Total	$10,445.8	$9,558.2

Included in total assets at September 30, 2019 and December 31, 2018 are $884.6 million and $880.4 million, respectively, in assets associated with trade capital providers.
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

In accordance with ASC 835-30, “Interest-Imputation of Interest” we present the unamortized debt issuance costs in the balance sheet as a direct deduction from the carrying value of the debt liability. At September 30, 2019 and December 31, 2018, the Notes consisted of the following:

(in millions)	September 30, 2019	December 31, 2018
Senior unsecured fixed rate notes
Principal	$143.8	$143.8
Less: unamortized debt issuance costs	(3.9)	(4.0)
Senior unsecured fixed rate notes, less unamortized debt issuance costs	$139.9	$139.8

In accordance with Article 10 of SEC Regulation S-X, we have elected to present condensed consolidating financial information in lieu of separate financial statements for the Subsidiary Issuer. The following tables present condensed consolidating financial information at September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018, of the Parent Guarantor and the Subsidiary Issuer. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.
The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations and cash flows of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2019
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$0.3	$3,416.4	$1,710.3	$—	$5,127.0
Cash	3.2	43.1	98.8	—	145.1
Accrued investment income	—	19.8	7.9	—	27.7
Premiums receivable	—	261.6	478.7	—	740.3
Reinsurance recoverables	—	1,661.9	1,211.9	—	2,873.8
Goodwill and other intangible assets, net	40.9	123.5	104.8	—	269.2
Current income taxes receivable, net	—	—	0.2	—	0.2
Deferred acquisition costs, net	—	92.6	66.9	—	159.5
Ceded unearned premiums	—	294.9	308.9	—	603.8
Operating lease right-of-use assets	7.8	71.9	28.9	—	108.6
Other assets	10.5	170.2	209.9	—	390.6
Intercompany note receivable	—	55.9	(55.9)	—	—
Investments in subsidiaries	2,053.6	—	—	(2,053.6)	—
Total assets	$2,116.3	$6,211.8	$4,171.3	$(2,053.6)	$10,445.8
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,944.7	$1,897.8	$—	$4,842.5
Unearned premiums	—	896.8	598.7	—	1,495.5
Funds held and ceded reinsurance payable, net	—	665.4	546.4	—	1,211.8
Debt	153.4	284.2	141.0	—	578.6
Deferred tax liabilities, net	—	25.3	(5.4)	—	19.9
Accrued underwriting expenses and other liabilities	11.0	125.6	147.3	—	283.9
Operating lease liabilities	8.0	81.5	30.7	—	120.2
Due to (from) affiliates	50.5	(4.2)	4.2	(50.5)	—
Total liabilities	222.9	5,019.3	3,360.7	(50.5)	8,552.4
Total shareholders' equity	1,893.4	1,192.5	810.6	(2,003.1)	1,893.4
Total liabilities and shareholders' equity	$2,116.3	$6,211.8	$4,171.3	$(2,053.6)	$10,445.8

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2018
(in millions)

	Argo Group International Holdings, Ltd. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$3.8	$3,175.9	$1,607.3	$—	$4,787.0
Cash	1.7	31.7	105.8	—	139.2
Accrued investment income	—	20.3	6.9	—	27.2
Premiums receivable	—	229.5	420.4	—	649.9
Reinsurance recoverables	—	1,635.2	1,053.1	—	2,688.3
Goodwill and other intangible assets, net	41.9	123.8	104.8	—	270.5
Current income taxes receivable, net	—	9.1	(0.9)	—	8.2
Deferred acquisition costs, net	—	86.2	81.1	—	167.3
Ceded unearned premiums	—	250.4	207.3	—	457.7
Other assets	15.7	165.3	181.9	—	362.9
Intercompany note receivable	—	53.7	(53.7)	—	—
Investments in subsidiaries	1,852.7	—	—	(1,852.7)	—
Total assets	$1,915.8	$5,781.1	$3,714.0	$(1,852.7)	$9,558.2
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,771.4	$1,883.2	$—	$4,654.6
Unearned premiums	—	797.4	503.5	—	1,300.9
Funds held and ceded reinsurance payable, net	—	739.3	268.4	—	1,007.7
Debt	153.4	284.7	142.1	—	580.2
Deferred tax liabilities, net	—	5.6	0.6	—	6.2
Accrued underwriting expenses and other liabilities	7.2	112.4	142.3	—	261.9
Due to (from) affiliates	8.5	2.0	(2.0)	(8.5)	—
Intercompany note payable	—	19.1	(19.1)	—	—
Total liabilities	169.1	4,731.9	2,919.0	(8.5)	7,811.5
Total shareholders' equity	1,746.7	1,049.2	795.0	(1,844.2)	1,746.7
Total liabilities and shareholders' equity	$1,915.8	$5,781.1	$3,714.0	$(1,852.7)	$9,558.2

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF (LOSS) INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$265.5	$186.0	$—	$451.5
Net investment (expense) income	(0.9)	27.7	13.4	—	40.2
Fee and other income	—	0.7	1.2	—	1.9
Net realized investment (losses) gains	(0.3)	(0.3)	(5.6)	—	(6.2)
Total revenue	(1.2)	293.6	195.0	—	487.4
Expenses:
Losses and loss adjustment expenses	—	177.7	161.1	—	338.8
Underwriting, acquisition and insurance expenses	2.0	103.5	62.2	—	167.7
Interest expense	1.7	4.0	1.8	—	7.5
Fee and other expense	—	0.7	0.5	—	1.2
Foreign currency exchange losses (gains)	—	0.1	(1.7)	—	(1.6)
Total expenses	3.7	286.0	223.9	—	513.6
(Loss) income before income taxes	(4.9)	7.6	(28.9)	—	(26.2)
Provision (benefit) for income taxes	—	1.2	(2.3)	—	(1.1)
Net (loss) income before equity in earnings of subsidiaries	(4.9)	6.4	(26.6)	—	(25.1)
Equity in undistributed earnings of subsidiaries	(20.2)	—	—	20.2	—
Net (loss) income	$(25.1)	$6.4	$(26.6)	$20.2	$(25.1)

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$222.9	$224.0	$—	$446.9
Net investment (expense) income	(0.6)	21.1	14.0	—	34.5
Fee and other income	—	2.2	1.1	—	3.3
Net realized investment (losses) gains	(0.3)	16.2	(1.7)	—	14.2
Total revenue	(0.9)	262.4	237.4	—	498.9
Expenses:
Losses and loss adjustment expenses	—	136.9	140.6	—	277.5
Underwriting, acquisition and insurance expenses	3.3	85.0	79.7	—	168.0
Interest expense	1.6	4.6	1.7	—	7.9
Fee and other expense	—	1.2	0.7	—	1.9
Foreign currency exchange gains	—	—	(1.7)	—	(1.7)
Total expenses	4.9	227.7	221.0	—	453.6
(Loss) income before income taxes	(5.8)	34.7	16.4	—	45.3
Provision for income taxes	—	4.7	—	—	4.7
Net (loss) income before equity in earnings of subsidiaries	(5.8)	30.0	16.4	—	40.6
Equity in undistributed earnings of subsidiaries	46.4	—	—	(46.4)	—
Net income	$40.6	$30.0	$16.4	$(46.4)	$40.6

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$792.1	$511.6	$—	$1,303.7
Net investment (expense) income	(2.2)	79.6	39.5	—	116.9
Fee and other income	—	2.5	3.8	—	6.3
Net realized investment (losses) gains	(0.5)	60.6	(1.8)	—	58.3
Total revenue	(2.7)	934.8	553.1	—	1,485.2
Expenses:
Losses and loss adjustment expenses	—	507.0	354.5	—	861.5
Underwriting, acquisition and insurance expenses	10.9	311.8	174.6	—	497.3
Interest expense	5.1	13.9	6.3	—	25.3
Fee and other expense	—	2.4	1.4	—	3.8
Foreign currency exchange losses (gains)	—	0.3	(6.5)	—	(6.2)
Total expenses	16.0	835.4	530.3	—	1,381.7
(Loss) income before income taxes	(18.7)	99.4	22.8	—	103.5
Provision (benefit) for income taxes	—	14.5	(5.9)	—	8.6
Net (loss) income before equity in earnings of subsidiaries	(18.7)	84.9	28.7	—	94.9
Equity in undistributed earnings of subsidiaries	113.6	—	—	(113.6)	—
Net income	$94.9	$84.9	$28.7	$(113.6)	$94.9

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$29.2	$124.6	$41.9	$—	$195.7
Cash flows from investing activities:
Proceeds from sales of investments	—	744.2	436.1	—	1,180.3
Maturities and mandatory calls of fixed maturity investments	—	219.2	73.0	—	292.2
Purchases of investments	—	(1,091.2)	(548.3)	—	(1,639.5)
Change in short-term investments and foreign regulatory deposits	3.5	34.7	(35.9)	—	2.3
Settlements of foreign currency exchange forward contracts	(0.1)	1.4	(2.5)	—	(1.2)
Purchases of fixed assets and other, net	—	(1.8)	8.5	—	6.7
Cash provided by (used in) investing activities	3.4	(93.5)	(69.1)	—	(159.2)
Cash flows from financing activities:
Payment on the intercompany note	—	(19.1)	19.1	—	—
Payment on note payable	—	(0.6)	—	—	(0.6)
Activity under stock incentive plans	1.4	—	—	—	1.4
Payment of cash dividend to common shareholders	(32.5)	—	—	—	(32.5)
Cash (used in) provided by financing activities	(31.1)	(19.7)	19.1	—	(31.7)
Effect of exchange rate changes on cash	—	—	1.1	—	1.1
Change in cash	1.5	11.4	(7.0)	—	5.9
Cash, beginning of year	1.7	31.7	105.8	—	139.2
Cash, end of period	$3.2	$43.1	$98.8	$—	$145.1

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$57.7	$151.3	$22.0	$—	$231.0
Cash flows from investing activities:
Proceeds from sales of investments	—	963.2	454.0	—	1,417.2
Maturities and mandatory calls of fixed maturity investments	—	302.5	72.6	—	375.1
Purchases of investments	—	(1,346.8)	(630.4)	—	(1,977.2)
Change in short-term investments and foreign regulatory deposits	—	(65.0)	31.2	—	(33.8)
Settlements of foreign currency exchange forward contracts	0.2	0.5	1.3	—	2.0
Cash acquired with acquisition of Ariscom	—	—	15.6	—	15.6
Purchases of fixed assets and other, net	(0.1)	(38.5)	6.4	—	(32.2)
Cash provided by (used in) investing activities	0.1	(184.1)	(49.3)	—	(233.3)
Cash flows from financing activities:
Borrowing under intercompany note, net	—	19.0	(19.0)	—	—
Activity under stock incentive plans	1.0	—	—	—	1.0
Repurchase of Company's common shares	(30.0)	—	—	—	(30.0)
Payment of cash dividend to common shareholders	(28.0)	—	—	—	(28.0)
Cash (used in) provided by financing activities	(57.0)	19.0	(19.0)	—	(57.0)
Effect of exchange rate changes on cash	—	—	1.2	—	1.2
Change in cash	0.8	(13.8)	(45.1)	—	(58.1)
Cash, beginning of year	0.9	47.8	127.9	—	176.6
Cash, end of period	$1.7	$34.0	$82.8	$—	$118.5

(1)	Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

17.    Subsequent Event
On November 5, 2019, Mark E. Watson III retired from his position as President and Chief Executive Officer of Argo Group International Holdings, Ltd. (the “Company”), effective immediately. Mr. Watson will resign from the Board of Directors, effective December 30, 2019. Additionally, the Company’s Board of Directors appointed Kevin J. Rehnberg, 56, to serve as the Company’s Interim President and Chief Executive Officer, effective immediately and subject to Bermuda regulatory approval.
On November 5, 2019, the Company and Mr. Watson entered into a binding term sheet (the “Term Sheet”) that will form the basis of a separation agreement between the parties that will be negotiated and is expected to be finalized during the fourth quarter of 2019 (the “Separation Agreement”). Upon executing the Separation Agreement, the Company expects to recognize certain expenses related to cash and stock compensation payable to Mr. Watson in accordance with the provisions of the Term Sheet, which are summarized as follows:

•
Effective as of the date on which the Separation Agreement becomes fully enforceable and binding, Mr. Watson will fully vest in 77,396 shares from his restricted stock grants awarded between 2016 through 2019. At that time, the Company will recognize stock compensation expense associated with the vesting of these shares based on the closing price of the Company's common stock on that date (approximately $4 million based on the November 6, 2019 closing price). Additionally, Mr. Watson forfeits his unvested market-based stock awards upon his retirement, resulting in the reversal of previously recognized stock compensation expense of approximately $1 million, to be recorded during the fourth quarter of 2019.

•
Mr. Watson will place 35,296 of the aforementioned vested shares into an escrow account, all or a portion of which will be used to satisfy his reimbursing the Company for certain of his personal expenses that were paid for by the Company, in an amount to be determined after the Company concludes its investigation into such expenses. Any shares not needed to satisfy Mr. Watson's reimbursement obligation to the Company will be released to Mr. Watson.

•
The Company will pay Mr. Watson $1,750,000 within ten days after he executes the Separation Agreement, and an additional $750,000 upon re-execution of the Separation Agreement on or following December 31, 2019.

Due to the above, there will be tax impacts that the Company is currently evaluating.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2019 compared with the three and nine months ended September 30, 2018, and also a discussion of our financial condition as of September 30, 2019. This discussion and analysis should be read in conjunction with the attached unaudited interim Condensed Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on February 25, 2019, including the audited Consolidated Financial Statements and notes thereto.
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

Consolidated Results of Operations
For the three and nine months ended September 30, 2019, we reported a net loss of $25.1 million ($0.73 per diluted share) and net income of $94.9 million ($2.73 per diluted share), respectively. For the three and nine months ended September 30, 2018, we reported net income of $40.6 million ($1.17 per diluted share) and $107.2 million ($3.09 per diluted share), respectively.
The following is a comparison of selected data from our operations, as well as book value per common share, for the relevant comparative periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Gross written premiums	$882.7	$839.9	$2,416.4	$2,253.2
Earned premiums	$451.5	$446.9	$1,303.7	$1,279.3
Net investment income	40.2	34.5	116.9	103.7
Fee and other income	1.9	3.3	6.3	7.2
Net realized investment (losses) gains:
Net realized investment gains	2.6	9.7	0.3	31.1
Change in fair value of equity securities	(8.8)	4.5	58.0	(22.1)
Net realized investment (losses) gains	(6.2)	14.2	58.3	9.0
Total revenue	$487.4	$498.9	$1,485.2	$1,399.2
(Loss) income before income taxes	$(26.2)	$45.3	$103.5	$127.4
Income tax (benefit) provision	(1.1)	4.7	8.6	20.2
Net (loss) income	$(25.1)	$40.6	$94.9	$107.2
Loss ratio	75.1%	62.1%	66.1%	59.4%
Expense ratio (1)	36.3%	37.6%	37.2%	37.9%
Combined ratio (1)	111.4%	99.7%	103.3%	97.3%
(1) $3.7 million and $11.7 million of other corporate expenses associated with proxy solicitation and related activities for the three and nine months ended September 30, 2019, respectively, have been excluded from the calculations of the expense ratio and combined ratio.

	September 30, 2019	December 31, 2018	September 30, 2018
Book value per common share	$55.18	$51.43	$53.63

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

	For the Three Months Ended September 30,
	2019		2018
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums, as reported	$451.5		$446.9
Less:
Catastrophe-related premium adjustments - inward	0.1		0.4
Earned premiums, net of catastrophe-related adjustments	$451.4		$446.5

Losses and loss adjustment expenses, as reported	$338.8	75.1%	$277.5	62.1%
Less:
Unfavorable prior accident year loss development	(41.8)	(9.3)%	(0.3)	(0.1)%
Catastrophe losses	(19.3)	(4.3)%	(24.6)	(5.5)%
Current accident year non-catastrophe losses	$277.7	61.5%	$252.6	56.5%
Expense ratio (1)		36.3%		37.6%
Current accident year non-catastrophe combined ratio (1)		97.8%		94.1%
(1) $3.7 million of other corporate expenses associated with proxy solicitation and related activities for the three months ended September 30, 2019 have been excluded from the calculations of the expense ratio and current accident year non-catastrophe combined ratio.

	For the Nine Months Ended September 30,
	2019		2018
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums, as reported	$1,303.7		$1,279.3
Less:
Catastrophe-related premium adjustments - inward	0.1		0.4
Earned premiums, net of catastrophe-related adjustments	$1,303.6		$1,278.9

Losses and loss adjustment expenses, as reported	$861.5	66.1%	$760.2	59.4%
Less:
(Unfavorable) favorable prior accident year loss development	(61.6)	(4.7)%	4.1	0.3%
Catastrophe losses	(31.3)	(2.4)%	(30.6)	(2.4)%
Current accident year non-catastrophe losses	$768.6	59.0%	$733.7	57.3%
Expense ratio (1)		37.2%		37.9%
Current accident year non-catastrophe combined ratio (1)		96.2%		95.2%
(1) $11.7 million of other corporate expenses associated with proxy solicitation and related activities for the nine months ended September 30, 2019 have been excluded from the calculations of the expense ratio and current accident year non-catastrophe combined ratio.

Gross Written and Earned Premiums
Consolidated gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended September 30,
	2019		2018
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$236.3	$77.8	$223.4	$83.1
Liability	371.1	208.0	355.2	210.4
Professional	136.6	73.1	113.9	60.9
Specialty	138.7	92.6	147.4	92.5
Total	$882.7	$451.5	$839.9	$446.9

	For the Nine Months Ended September 30,
	2019		2018
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$672.5	$219.2	$602.6	$256.9
Liability	963.6	617.8	936.0	600.6
Professional	371.3	202.3	305.8	171.5
Specialty	409.0	264.4	408.8	250.3
Total	$2,416.4	$1,303.7	$2,253.2	$1,279.3
Our consolidated gross written premiums increased $42.8 million, or 5.1%, for the three months ended September 30, 2019, as compared to the same period ended 2018, while net earned premiums increased $4.6 million, or 1.0%, for the comparative periods. For the nine months ended September 30, 2019, consolidated gross written premiums increased $163.2 million, or 7.2%, as compared to the same period ended 2018, while net earned premiums increased $24.4 million, or 1.9%, for the comparative periods. Both U.S. Operations and International Operations saw overall rate increases for the three months and nine months ended September 30, 2019.
In both segments, we have decreased our percentage of net retained premiums (net written premiums as a percentage of gross written premiums), and, as a result, our net earned premiums, due in large part to an increase in the ongoing strategic use of reinsurance programs, most notably within Property lines, as part of overall risk management initiatives. We also increased our use of third-party capital in International Operations.
Our gross written and earned premiums are further discussed by reporting segment and major lines of business in the subsequent "Segment Results" section of this document.
Net Investment Income
The increases in consolidated net investment income for both the three and nine months ended September 30, 2019, as compared to the same periods in 2018, were primarily attributable to increases in net investment income from our core portfolio of $4.4 million and $14.5 million, respectively, due to growth in our invested asset base and higher investment yields.
Net investment income from our alternative investment portfolio, which is reported on a one to three-month lag, increased $1.3 million during the three months ended September 30, 2019, as compared to the same period in 2018. For the nine months ended September 30, 2019, as compared to the same period in 2018, net investment income from our alternative portfolio decreased $1.3 million, which reflects the volatile markets in the latter months of 2018.
Net Realized Investment Gains/Losses
Consolidated net realized investment losses for the three months ended September 30, 2019 included a $8.8 million decrease in the fair value of equity securities. The remaining $2.6 million net realized investment gain included recognizing gains of $8.8 million from the sale of fixed maturity and equity securities. Partially offsetting these gains were $5.0 million in other-than-temporary impairment losses, primarily on fixed maturity securities, and $1.2 million of foreign currency exchange losses.

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
Consolidated net realized investment gains for the nine months ended September 30, 2019 included a $58.0 million increase in the fair value of equity securities. The remaining $0.3 million net realized investment gain included recognizing $11.8 million in other-than-temporary impairment losses, primarily on fixed maturity securities, and $2.1 million of net foreign currency exchange losses. Partially offsetting these losses were realized gains of $14.2 million from the sale of fixed maturity and equity securities.
Consolidated net realized investment losses for the nine months ended September 30, 2018 included a $22.1 million decrease in the fair value of equity securities. The remaining $31.1 million net realized investment gain consisted of $31.8 million in realized gains primarily from the sale of equity securities and $1.2 million of foreign currency exchange gains, including $0.5 million on our forward currency forward contracts. Additionally, for the nine months ended September 30, 2018, we recognized $1.9 million in other-than-temporary impairment losses on fixed maturity securities.
Loss and Loss Adjustment Expenses
The consolidated loss ratio for the three months ended September 30, 2019 was 75.1%, compared to 62.1% for the same period in 2018, driven by higher net unfavorable prior-year reserve development in the third quarter of 2019, as compared to the third quarter of 2018, (9.2 percentage points), an increase in the current accident year non-catastrophe loss ratio (5.0 percentage points), partially offset by decreased catastrophe losses (1.2 percentage points).
The consolidated loss ratio for the nine months ended September 30, 2019 was 66.1%, compared to 59.4% for the same period in 2018, driven by net unfavorable prior-year reserve development during the first nine months of 2019, as compared to net favorable prior-year reserve development during the same period in 2018 (5.0 percentage points), as well as an increased current accident year non-catastrophe loss ratio (1.7 percentage points). The impact on the loss ratio from catastrophe losses was the same for the comparative periods.
The following table summarizes the above referenced prior-year loss reserve development for the nine months ended September 30, 2019 with respect to net loss reserves by line of business as of December 31, 2018. Our loss and loss adjustment expenses, including the prior-year loss reserve development shown in the following table, are further discussed by reporting segment in the subsequent "Segment Results" section of this document.

(in millions)	Net Reserves 2018	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2018 Net Reserves
General liability	$1,306.0	$47.4	3.6%
Workers compensation	309.3	6.3	2.0%
Syndicate liability	195.6	15.0	7.7%
Syndicate Property	61.9	(8.3)	(13.4)%
Commerical multi-peril	172.2	3.3	1.9%
Fidelity/Surety	56.9	(11.8)	(20.7)%
Syndicate Specialty	63.2	7.8	12.3%
All other lines	397.8	1.9	0.5%
Total	$2,562.9	$61.6	2.4%
Consolidated gross reserves for losses and loss adjustment expenses were $4,842.5 million (including $217.6 million of reserves attributable to our syndicate trade capital providers) and $4,291.7 million (including $209.5 million of reserves attributable to our syndicate trade capital providers) as of September 30, 2019 and 2018, respectively. Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future favorable or unfavorable loss development, which may be material, will not occur.

Underwriting, Acquisition and Insurance Expenses
Consolidated underwriting, acquisition and insurance expenses were $167.7 million for the three months ended September 30, 2019 compared to $168.0 million for the same period ended 2018. The expense ratio for the three months ended September 30, 2019 was 36.3% compared to 37.6% for the same period ended 2018. Consolidated underwriting, acquisition and insurance expenses were $497.3 million for the nine months ended September 30, 2019 compared to $485.0 million for the same period ended 2018. The expense ratio for the nine months ended September 30, 2019 was 37.2% compared to 37.9% for the same period ended 2018. Our consolidated underwriting, acquisition and insurance expenses include certain costs associated with our holding company.
Our consolidated underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2019 include $3.7 million and $11.7 million, respectively, of other corporate expenses associated with proxy solicitation and related activities. These other corporate expenses have been included in our Corporate and Other reporting segment and have been excluded from the consolidated expense and combined ratio calculations.
The improvement in the expense ratio for the three and nine months ended September 30, 2019 compared to the same periods in 2018 was primarily due to lower incentive compensation expenses in 2019, as compared to 2018, as well as managing costs across our business.
Interest Expense
Consolidated interest expense was $7.5 million and $25.3 million for the three and nine months ended September 30, 2019, respectively, compared to $7.9 million and $23.4 million for the same periods ended 2018. The decrease for the three months ended September 30, 2019, as compared to the same period in 2018, was due to a slight reduction of our debt principal balance during the third quarter of 2019, while the short-term LIBOR rates were comparable for the respective periods. The increase in the nine months ended September 30, 2019, as compared to the same period in 2018, was attributable to increased short-term LIBOR rates during 2019, concentrated during the first six months of the year.
Foreign Currency Exchange Gains/Losses
Consolidated foreign currency exchange gains were $1.6 million and $6.2 million for the three and nine months ended September 30, 2019, respectively, as compared to foreign currency exchange gains of $1.7 million and $2.3 million for the three and nine months ended September 30, 2018. The changes in the foreign currency exchange gains were due to fluctuations of the U.S. Dollar, on a weighted average basis, against the currencies in which we transact our business. For the three months ended September 30, 2019, the foreign currency exchange gains were primarily driven by the U.S. Dollar strengthening against the British Pound and the Australian Dollar. For the nine months ended September 30, 2019, the foreign currency exchange gains were primarily driven by the U.S. Dollar strengthening against the Euro and the Australian Dollar, partially offset by the U.S. Dollar weakening against the Canadian Dollar. For the three months and nine months ended September 30, 2018, the foreign currency exchange gains were primarily driven by the U.S. Dollar strengthening against all our major transactional currencies during both periods.
Income Tax Provision
The consolidated income tax provision represents the income tax expense or benefit associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the provision for income taxes represents taxes on the net income for our Belgium, Brazil, Ireland, Italy, Malta, Switzerland, United Kingdom and United States operations. The consolidated benefit for income taxes was $1.1 million for the three months ended September 30, 2019 compared to the consolidated provision for income taxes of $4.7 million for the same period ended 2018. The effective tax rate decreased to 4.1% for the three months ended September 30, 2019 from 10.2% for the same period ended 2018. The consolidated provision for income taxes was $8.6 million for the nine months ended September 30, 2019 compared to $20.2 million for the same period ended 2018. The effective tax rate decreased to 8.4% for the nine months ended September 30, 2019 from 15.8% for the same period ended 2018. The decreases in the effective tax rate for the comparative quarter-to-date and year-to-date periods were due to the jurisdictional mix of taxable income in the third quarter and first nine months of 2019 varying compared to the respective periods in 2018.
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

Our reportable segments include four primary insurance and reinsurance services and offerings as follows:

•
Property includes both property insurance and reinsurance products. Insurance products cover commercial properties primarily in North America with some international covers. Reinsurance covers underlying exposures located throughout the world, including the United States. These offerings include coverages for man-made and natural disasters.

•
Liability includes a broad range of primary and excess casualty products for risks on both an admitted and non-admitted basis in the United States. Internationally, Argo Group underwrites worldwide casualty risks primarily exposed in the United Kingdom, Canada, and Australia.

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
U.S. Operations
The following table summarizes the results of operations for the U.S. Operations segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Gross written premiums	$529.9	$482.6	$1,394.2	$1,265.4
Earned premiums	$290.8	$278.3	$848.6	$807.6
Losses and loss adjustment expenses	178.6	156.2	496.3	468.0
Underwriting, acquisition and insurance expenses	92.8	90.3	278.7	265.4
Underwriting income	19.4	31.8	73.6	74.2
Net investment income	27.4	21.4	80.1	64.7
Interest expense	(4.6)	(3.9)	(15.5)	(11.9)
Fee and other income	—	1.5	0.3	1.5
Fee and other expense	—	(0.5)	(0.2)	(1.7)
Income before income taxes	$42.2	$50.3	$138.3	$126.8
Loss ratio	61.4%	56.1%	58.5%	58.0%
Expense ratio	31.9%	32.5%	32.8%	32.8%
Combined ratio	93.3%	88.6%	91.3%	90.8%

The following tables contain reconciliations of certain non-GAAP financial measures, specifically the current accident year non-catastrophe loss, expense and combined ratios, to their most directly comparable GAAP measures for our U.S. Operations.

	For the Three Months Ended September 30,
	2019		2018
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$290.8		$278.3

Losses and loss adjustment expenses, as reported	$178.6	61.4%	$156.2	56.1%
Less:
Favorable prior accident year loss development	0.7	0.2%	10.7	3.8%
Catastrophe losses	(6.1)	(2.1)%	(5.6)	(2.0)%
Current accident year non-catastrophe losses	$173.2	59.5%	$161.3	57.9%
Expense ratio		31.9%		32.5%
Current accident year non-catastrophe combined ratio		91.4%		90.4%

	For the Nine Months Ended September 30,
	2019		2018
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$848.6		$807.6

Losses and loss adjustment expenses, as reported	$496.3	58.5%	$468.0	58.0%
Less:
Favorable prior accident year loss development	9.8	1.2%	14.8	1.8%
Catastrophe losses	(14.3)	(1.7)%	(11.2)	(1.4)%
Current accident year non-catastrophe losses	$491.8	58.0%	$471.6	58.4%
Expense ratio		32.8%		32.8%
Current accident year non-catastrophe combined ratio		90.8%		91.2%

Gross Written and Earned Premiums
Gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended September 30,
	2019		2018
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$85.1	$35.3	$76.3	$33.7
Liability	313.9	179.9	302.1	182.9
Professional	83.4	44.2	61.2	33.0
Specialty	47.5	31.4	43.0	28.7
Total	$529.9	$290.8	$482.6	$278.3

	For the Nine Months Ended September 30,
	2019		2018
	Gross Written	Net Earned	Gross Written	Net Earned
Property	$227.3	$100.1	$193.7	$100.8
Liability	812.9	533.8	790.8	528.6
Professional	220.1	119.6	164.4	95.5
Specialty	133.9	95.1	116.5	82.7
Total	$1,394.2	$848.6	$1,265.4	$807.6
Property
The increase in gross written premium for the three months ended September 30, 2019 compared to the same period in 2018 was a result of growth in the inland marine and contract binding division, and the public entity division realizing meaningful rate increases during the quarter it renews most of its accounts. The fronting programs also increased property business during the quarter. The increase of $33.6 million in gross written premium for the nine months ended September 30, 2019 compared to the same period in 2018 was due to the new fronted program launched earlier this year, growth from the transportation and contract divisions, and rate increases that the property and public entity divisions have achieved. Net earned premium for the three months ended September 30, 2019 compared to the same period in 2018 increased by $1.6 million due to production growth from the property, transportation, contract and programs during the past quarters, offset by higher reinsurance cost. The $0.7 million decrease in net earned premium for the nine months ended September 30, 2019 compared to the same period ended September 30, 2018 was due to gross premium production growth largely offsetting the reduction in net earned premiums associated with the impact from the ongoing strategic use of reinsurance programs, as a part of overall risk management, which was more pronounced during the first quarter of 2019.
Liability
The $11.8 million increase in gross written premium for the three months ended September 30, 2019 compared to the same period in 2018 was driven primarily from growth in the general casualty, programs, environmental, public entity and transportation divisions. This increase was offset by contraction in the fronted workers compensation programs and Rockwood division. The $22.1 million increase in gross written premium for the nine months ended September 30, 2019 compared to the same period in 2018 was also due to growth realized by the general casualty, programs, environmental, transportation and public entity divisions. There was a planned decrease in premium from the fronted workers compensation programs, which has curbed the growth in this line as a result. The decrease in net earned premium for the three months ended September 30, 2019 compared to the same period in 2018 of $3.0 million was attributed mostly to increased cessions to reinsurers. The net earned premium for the nine months ended September 30, 2019 compared to the same period in 2018 increased by $5.2 million due to increased production from general casualty, programs, environmental, and transportation during the past quarters.

Professional
Increases in gross written and net earned premiums for the three months ended September 30, 2019, as compared to the same period in 2018, were primarily due to favorable market conditions in the directors’ and officers’ liability and errors and omissions lines that resulted in more rate and new business growth, and new programs that were launched in 2018 that also drove new business. These factors also drove the increases in gross written and net earned premiums for the nine months ended September 30, 2019, as compared to the same period in 2018.
Specialty
Fronted marine programs and Surety account for the increases in gross written premium for the three months ended September 30, 2019 compared to the same period in 2018. The increase in net earned premium for the three months ended September 30, 2019 compared to the same period in 2018 was due primarily to the growth in Surety. The increase in gross written and net earned premiums for the nine months ended September 30, 2019 compared to the same period in 2018 was due to the growth in Surety.
Loss and Loss Adjustment Expenses
The loss ratio for the third quarter of 2019 was 61.4%, compared to 56.1% for the third quarter of 2018. The higher loss ratio in the third quarter of 2019 was driven by a deterioration of 3.6 percentage points from lower net favorable prior-year reserve development and a 1.6 percentage point increase in the current accident year non-catastrophe loss ratio.

The loss ratios for the nine months ended September 30, 2019 and 2018 were 58.5% and 58.0%, respectively. The slightly higher loss ratio in the first nine months of 2019 was driven by a deterioration of 0.6 percentage points from lower net favorable prior-year reserve development, a deterioration of 0.3 percentage points from increased catastrophe-related losses and a 0.4 percentage point improvement in the current accident year non-catastrophe loss ratio.

The current accident year non-catastrophe loss ratios for the three and nine months ended September 30, 2019 were 59.5% and 58.0%, respectively, compared to 57.9% and 58.4% for the three and nine months ended September 30, 2018, respectively. The deterioration for the three-month period was driven by an increased level of property losses and increased loss ratio estimates for certain liability lines. The improvement for the nine-month period was driven in large part by a combination of increased rates in most lines of business and improved business mix trends.

Net favorable prior-year reserve development for the third quarter of 2019 was $0.7 million and related primarily to specialty and liability lines, partially offset by unfavorable development in professional lines. Net favorable prior-year reserve development for the first nine months of 2019 was $9.8 million and related primarily to liability and specialty lines, partially offset by unfavorable development in our professional and property lines. The net favorable prior-year reserve development for the third quarter and first nine months of 2018 was $10.7 million and $14.8 million, respectively, and related primarily to certain liability and specialty lines, partially offset by adverse charges in older accident years related to professional lines.

Catastrophe losses for the third quarter of 2019 were $6.1 million and related to Hurricane Dorian and U.S. storms compared to catastrophe losses of $5.6 million in the third quarter of 2018, which were primarily related to Hurricane Florence and other U.S. storms. Catastrophe losses for the first nine months of 2019 were $14.3 million and related to Hurricane Dorian and U.S. storms, including Midwest floods, as compared to catastrophe losses of $11.2 million for the first nine months of 2018, which were primarily related to Hurricane Florence and other U.S. storms including Northeast winter storms.
Underwriting, Acquisition and Insurance Expenses
The expense ratio for the third quarter of 2019 was 31.9%, representing a slight decrease over the third quarter of 2018 (32.5%). The 0.6 percentage point improvement was driven by increased ceding commissions from a reinsurance treaty that incepted in the fourth quarter of 2018 and efficiencies in costs incurred to support premium growth. Underwriting expenses for the three and nine months ended September 30, 2019 remained relatively consistent at $92.8 million and $278.7 million, compared to $90.3 million and $265.4 million for the three and nine months ended September 30, 2018. The expense ratio was unchanged at 32.8% for both the nine months ended September 30, 2019 and 2018.

International Operations
The following table summarizes the results of operations for the International Operations segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Gross written premiums	$352.8	$357.2	$1,022.1	$987.5
Earned premiums	$160.7	$168.5	$455.0	$471.4
Losses and loss adjustment expenses	160.0	112.8	363.3	280.7
Underwriting, acquisition and insurance expenses	62.5	63.4	174.7	176.2
Underwriting (loss) income	(61.8)	(7.7)	(83.0)	14.5
Net investment income	10.7	8.4	31.3	25.6
Interest expense	(2.5)	(2.3)	(8.4)	(6.9)
Fee and other income	1.2	1.1	3.8	3.5
Fee and other expense	(0.5)	(0.7)	(1.4)	(1.8)
(Loss) income before income taxes	$(52.9)	$(1.2)	$(57.7)	$34.9
Loss ratio	99.6%	66.9%	79.8%	59.5%
Expense ratio	38.9%	37.6%	38.4%	37.4%
Combined ratio	138.5%	104.5%	118.2%	96.9%
The following tables contain reconciliations of certain non-GAAP financial measures, specifically the current accident year non-catastrophe loss, expense and combined ratios, to their most directly comparable GAAP measures for our International Operations.

	For the Three Months Ended September 30,
	2019		2018
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums, as reported	$160.7		$168.5
Less:
Catastrophe-related premium adjustments - inward	0.1		0.4
Earned premiums, net of catastrophe-related adjustments	$160.6		$168.1

Losses and loss adjustment expenses, as reported	$160.0	99.6%	$112.8	66.9%
Less:
Unfavorable prior accident year loss development	(42.3)	(26.3)%	(2.5)	(1.5)%
Catastrophe losses	(13.2)	(8.3)%	(19.0)	(11.1)%
Current accident year non-catastrophe losses	$104.5	65.0%	$91.3	54.3%
Expense ratio		38.9%		37.7%
Current accident year non-catastrophe combined ratio		103.9%		92.0%

	For the Nine Months Ended September 30,
	2019		2018
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums, as reported	$455.0		$471.4
Less:
Catastrophe-related premium adjustments - inward	0.1		0.4
Earned premiums, net of catastrophe-related adjustments	$454.9		$471.0

Losses and loss adjustment expenses, as reported	$363.3	79.8%	$280.7	59.5%
Less:
(Unfavorable) favorable prior accident year loss development	(69.5)	(15.3)%	0.8	0.2%
Catastrophe losses	(17.0)	(3.7)%	(19.4)	(4.0)%
Current accident year non-catastrophe losses	$276.8	60.8%	$262.1	55.7%
Expense ratio		38.4%		37.4%
Current accident year non-catastrophe combined ratio		99.2%		93.1%
Gross Written and Earned Premiums
Gross written and earned premiums by our four primary insurance and reinsurance lines were as follows:

	For the Three Months Ended September 30,
	2019		2018
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$151.2	$42.5	$147.1	$49.4
Liability	57.2	28.1	53.0	27.4
Professional	53.2	28.9	52.7	27.9
Specialty	91.2	61.2	104.4	63.8
Total	$352.8	$160.7	$357.2	$168.5

	For the Nine Months Ended September 30,
	2019		2018
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$445.2	$119.1	$408.9	$156.1
Liability	150.6	83.9	144.9	71.7
Professional	151.2	82.7	141.4	76.0
Specialty	275.1	169.3	292.3	167.6
Total	$1,022.1	$455.0	$987.5	$471.4
Property
Gross written premiums for the three and nine months ended September 30, 2019 increased by $4.1 million and $36.3 million, respectively, as compared to the same periods in 2018. The increases for both the three and nine-month periods were primarily due to an improved rate environment and increased new business accounts in our Bermuda Insurance Operation.
The $6.9 million and $37.0 million decreases in net earned premiums for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018, were due to an increase in the ongoing strategic use of reinsurance programs as part of overall risk management initiatives, as well as increasing our use of third-party capital at Lloyd’s.

Liability
Gross written premiums for the three and nine months ended September 30, 2019 increased by $4.2 million and $5.7 million, respectively, as compared to the same periods in 2018. The increases for both the three and nine-month periods were primarily due to increased business flow and an improved rate environment in our Bermuda Casualty operation.
Net earned premiums for the three and nine months ended September 30, 2019 increased by $0.7 million and $12.2 million, respectively, compared to the same periods in 2018. The increases in net earned premiums for both the three and nine-month periods were primarily due to the earning of premiums written in 2018 related to our European binder business as well as the higher premiums from improved rates in our Bermuda Casualty operation.
Professional
The $0.5 million increase in gross written premiums for the quarter ended September 30, 2019, as compared to the same period in 2018, was driven by increased rate and business flow in our Bermuda Insurance operations. The $1.0 million increase in net earned premiums for the three months ended September 30, 2019, as compared to the same period in 2018, was primarily attributable to growth in Latin American operations driven by less reinsurance spending on certain digital products in Brazil.
The $9.8 million and $6.7 million increases in gross written and net earned premiums, respectively, for the nine months ended September 30, 2019, as compared to the same period in 2018, were primarily driven by Syndicate 1200 due to current and prior year (binder) growth within Professional Indemnity and Directors & Officers. Increased rate and business flow in our Bermuda Insurance operation also contributed to the year over year growth.
Specialty
Gross written premiums for the three and nine months ended September 30, 2019 decreased by $13.2 million and $17.2 million, respectively, as compared to the same periods in 2018. The decreases for both the three and nine-month periods were mainly concentrated in our Syndicate 1200 business, and were due to optimization efforts concentrated in Syndicate 1200, which have resulted in our exit from onshore energy, yachts and hull lines of business, and operations in Asia.
Net earned premiums decreased by $2.6 million during the three months ended September 30, 2019, as compared to the same period in 2018, and were primarily driven by re-underwriting actions that have been taken in the European Operations. Net earned premiums increased by $1.7 million for the nine months ended September 30, 2019, as compared to the same period in 2018, largely due to Syndicate 1200 arising from growth in Political Risks & Contract Frustration, and Marine Liability, as well as earning of premiums written in 2018 in Europe.
Loss and Loss Adjustment Expenses
The loss ratio for the third quarter of 2019 was 99.6%, compared to 66.9% for the third quarter of 2018. The increase in the loss ratio included 24.8 percentage points resulting from $42.3 million of net unfavorable prior-year reserve development in the third quarter of 2019 compared to a net unfavorable prior-year reserves development of $2.5 million for the same period in 2018. The year-over-year increase in the loss ratio also included a 10.7 percentage point increase in the current accident year non-catastrophe loss ratio, as well as a 2.8 percentage point decrease related to lower catastrophe losses.

The loss ratios for the nine months ended September 30, 2019 and 2018 were 79.8% and 59.5%, respectively. The increase in the loss ratio includes 15.5 percentage points resulting from $69.5 million of net unfavorable prior-year reserve development during the first nine months of 2019 compared to net favorable prior-year reserves development of $0.8 million for the same period in 2018. The year-over-year increase in the loss ratio also included a 5.1 percentage point increase in the current accident year non-catastrophe loss ratio, as well as a 0.3 percentage point decrease related to lower catastrophe losses.

The current accident year non-catastrophe loss ratios for the three and nine months ended September 30, 2019 were 65.0% and 60.8%, respectively, compared to 54.3% and 55.7% for the three and nine months ended September 30, 2018, respectively. The increases in the ratios for both the three and nine-month periods were primarily related to property, liability and marine lines. The adjustment reflected a change in actuarial estimates based on a more frequent occurrence of large losses and the recalibration of the current year based on prior year adjustments.

Net unfavorable prior-year reserve development for the third quarter and first nine months of 2019 was $42.3 million and $69.5 million, respectively, and was primarily related to certain liability, professional, specialty and property lines, and was the result of new information received in the second and third quarters of 2019 related to the resolution or notification of several large losses, as well as a continued review of International business currently in run-off. The liability and professional charges impacted our Bermuda division and, to a lesser extent, our European and Syndicate 1200 operations. The adverse development in our Bermuda division was due to information from investigations regarding the causes of the incidents leading to the losses, reports provided by counsel, audits of the underlying losses, and recent court decisions and settlements. As it relates to Europe, the adverse development primarily related to certain cover-holders whose contracts were previously terminated. As it relates to Syndicate 1200, the adverse development related to movements on large claims involving marine and energy and liability divisions. Attritional losses on small and medium enterprise package business were also higher than expected. The net prior-year reserve development for the third quarter and first nine months of 2018 was $2.5 million unfavorable and $0.8 million favorable, respectively. The third quarter 2018 unfavorable prior-year reserve development related primarily to our Syndicate 1200 division partially offset by favorable development in our property reinsurance. The first nine months of 2018 favorable prior-year reserve development related primarily to property reinsurance and professional lines, partially offset by unfavorable movements in property insurance in our Europe and Syndicate 1200 divisions.

Catastrophe losses for the third quarter of 2019 were $13.2 million and related to Hurricane Dorian, Typhoon Faxai and U.S. storms, and included losses from flooding, as compared to catastrophe losses of $19.0 million in the third quarter of 2018. For the third quarter of 2018, catastrophe losses included losses from Hurricane Florence, Typhoon Jebi, U.S. storms and other international events. Catastrophe losses for the first nine months of 2019 were $17.0 million and related to the aforementioned events from the third quarter as well as U.S. storms and floods in Australia that occurred during the first nine months, as compared to catastrophe losses of $19.4 million for the first nine months of 2018 related to the aforementioned events from the third quarter of 2018.
Underwriting, Acquisition and Insurance Expenses
The expense ratios for the three and nine months ended September 30, 2019 were 38.9% and 38.4%, respectively, as compared to 37.6% and 37.4% for the same periods in 2018, respectively. The increase in the expense ratios for both periods primarily related to increased IT and other operating costs, partially offset by a decreased acquisition expense ratio as a result of business mix. Our expense ratio was also unfavorably impacted by an increase in the ongoing strategic use of reinsurance programs as part of overall risk management initiatives.
Fee and Other Income/Expense
Fee and other income represents amounts we receive in connection with the management of third-party capital for our underwriting Syndicates at Lloyd’s. Fee and other income for the three and nine months ended September 30, 2019 was $1.2 million and $3.8 million, respectively, representing a slight increase compared to $1.1 million and $3.5 million for the three and nine months ended September 30, 2018, respectively, as a result of our increased use of third-party capital. Fee and other expenses were relatively unchanged for the comparable periods, at $0.5 million and $1.4 million for the three and nine months ended September 30, 2019, respectively, as compared to $0.7 million and $1.8 million for three and nine months ended September 30, 2018, respectively.
Run-off Lines
The following table summarizes the results of operations for the Run-off Lines segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Earned premiums	$—	$0.1	$0.1	$0.3
Losses and loss adjustment expenses	0.2	8.5	1.9	11.5
Underwriting, acquisition and insurance expenses	0.5	1.0	1.4	2.6
Underwriting loss	(0.7)	(9.4)	(3.2)	(13.8)
Net investment income	1.7	2.1	4.4	6.3
Interest expense	(0.3)	(0.3)	(1.0)	(1.1)
Income (loss) before income taxes	$0.7	$(7.6)	$0.2	$(8.6)

Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses for the three months ended September 30, 2019 were the result of net unfavorable loss reserve development on prior accident years in other run-off lines. Losses and loss adjustment expenses for the three months ended September 30, 2018 were the result of net unfavorable loss reserve development on prior accident years of $7.4 million in asbestos and environmental lines and $6.0 million in other run-off lines, partially offset by net favorable loss reserve development on prior accident years of $4.9 million in Risk Management.
Losses and loss adjustment expenses for the nine months ended September 30, 2019 were the result of net unfavorable loss reserve development on prior accident years in other run-off lines of $3.7 million, partially offset by $1.8 million net favorable loss reserves development on prior accident years in Risk Management. Losses and loss adjustment expenses for the nine months ended September 30, 2018 were the result of net unfavorable loss reserve development on prior accident years of $8.0 million in other run-off lines, $7.4 million in asbestos and environmental lines, partially offset by net favorable loss reserve development on prior accident years of $3.9 million in Risk Management.
The following table represents a reconciliation of total gross and net reserves for the Run-off Lines. Amounts in the net column are reduced by reinsurance recoverable.

	For the Nine Months Ended September 30,
	2019		2018
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$54.7	$46.2	$55.9	$47.2
Incurred losses	0.7	0.7	8.2	7.9
Losses paid	(8.4)	(7.0)	(6.2)	(5.9)
Loss reserves - asbestos and environmental, end of period	47.0	39.9	57.9	49.2
Risk management reserves	189.5	117.8	201.6	124.5
Run-off reinsurance reserves	0.6	0.6	1.7	1.7
Other run-off lines	11.5	6.4	12.8	7.7
Total loss reserves - Run-off Lines	$248.6	$164.7	$274.0	$183.1
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the Run-off Lines segment consist primarily of administrative expenses. The decrease in underwriting expenses for the three months ended September 30, 2019, as compared to the same period ended 2018, was primarily due to the collection of a receivable that had previously been deemed uncollectible.
The decrease in underwriting expenses for the nine months ended September 30, 2019, as compared to the same period ended 2018, was primarily attributable to a combination of decreased overhead expenses and a non-recurring cash receipt for unclaimed property in the first quarter of 2019.
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

Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the nine months ended September 30, 2019 and 2018, net cash provided by operating activities was $195.7 million and $231.0 million respectively. The decrease in net cash flows provided by operating activities for the first nine months of 2019, as compared to the same period in 2018, was attributable to various fluctuations within our operating activities, and primarily related to payments on prior accident year claims during the first nine months of 2019, primarily driven by catastrophe claims. Additionally, net cash flows provided by operating activities for the nine months ended September 30, 2018 included approximately $58 million of cash received from certain third parties in advance of certain large claim settlements related to the third quarter 2017 hurricanes. Conversely, net cash provided by operating activities for the nine months ended September 30, 2019 included claim payments of approximately $10 million related to the third quarter 2017 hurricanes. The cash flows related to these claim payments on the third quarter 2017 hurricanes are included in the line item "Accrued underwriting expense and other liabilities" in the operating activities section of our Consolidated Statements of Cash Flows.
For the nine months ended September 30, 2019 and 2018, net cash used in investing activities was $159.2 million and $233.3 million, respectively. The decrease in cash used in investing was mainly the result of the decrease in purchase of equity securities, short-term investments, and fixed assets, partially offset by a decrease in the proceeds from sales and maturities of fixed securities. As of September 30, 2019, $480.8 million of the investment portfolio was invested in short-term investments.
For the nine months ended September 30, 2019 and 2018, net cash used in financing activities was $31.7 million and $57.0 million, respectively. During the first nine months ended September 30, 2019, we did not repurchase any common shares. During the nine months ended September 30, 2018, we repurchased 500,989 of our common shares for a total cost of $30.0 million. We paid cash dividends to our shareholders totaling $32.5 million and $28.0 million during the nine months ended September 30, 2019 and 2018, respectively.
Revolving Credit Facility and Term Loan.
On November 2, 2018, each of Argo Group, Argo Group U.S., Inc., Argo International Holdings Limited, and Argo Underwriting Agency Limited (the “Borrowers”) entered into a $325 million credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement replaced the prior $325 million Credit Agreement (the "Prior Agreement"), dated as of March 3, 2017. In connection with the consummation of the Credit Agreement, Argo Group International Holdings, Ltd. borrowed $125 million as a term loan due on November 2, 2021, which amount was used on November 2, 2018 to pay off in its entirety the $125 million of borrowings previously outstanding under the Prior Agreement. In addition, the Credit Agreement provided for a $200 million revolving credit facility, and the commitments thereunder shall expire on November 2, 2023 unless extended in accordance with the terms of the Credit Agreement. At September 30, 2019, the $125.0 million drawn on this term loan remained outstanding. The term loan bears interest based on a variable rate, which resets and is payable based on reset options we select pursuant to the terms of the Credit Agreement. As of September 30, 2019, the interest rate on this debt was equal to the three-month LIBOR (2.59% at September 30, 2019) plus 125 basis points, or 3.84%.
Borrowings under the Credit Agreement may be used for general corporate purposes, including working capital and permitted acquisitions, and each of the Borrowers have agreed to be jointly and severally liable for the obligations of the other Borrowers under the Credit Agreement.
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
Included in the Credit Agreement is a provision that allows up to $200.0 million of the revolving credit facility to be used for letters of credit (“LOCs”), subject to availability. As of September 30, 2019, there were no borrowings outstanding and $0.5 million in LOCs against the revolving credit facility.
On November 6, 2019, we requested the issuance of a $70 million unsecured LOC using the revolving credit facility. The beneficiary of the LOC is Citibank NA as Trustee of Credit for Reinsurance Trust Fund Syndicate 1910. This LOC will replace securities currently pledged to support Syndicate 1910’s requirement to fund the Surplus Lines Trust Fund account.

Argo Common Shares and Dividends
In the nine months ended September 30, 2019, our Board of Directors declared quarterly cash dividends in the aggregate amount of $0.93 per share. Cash dividends paid for the nine months ended September 30, 2019 were $32.5 million.
On November 5, 2019, our Board of Directors declared a quarterly cash dividend in the amount of $0.31 on each share of common stock outstanding. The dividend will be paid on December 13, 2019 to shareholders of record at the close of business on November 29, 2019.
On May 3, 2016, our Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization superseded all the previous repurchase authorizations. Shares purchased are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of September 30, 2019, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
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
Interest Rate Risk
Our primary market risk exposure is the exposure of our fixed maturity investment portfolio to interest rate risk and the changes in interest rates. Fluctuations in interest rates have a direct impact on the fair valuation of these securities. As interest rates rise, the fair value of our fixed maturity portfolio falls, and the converse is also true. We manage interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates. The model duration of the assets comprising our fixed maturity investment portfolio was 2.75 years and 2.78 years at September 30, 2019 and December 31, 2018, respectively.
Credit Risk
We have exposure to credit risk on losses recoverable from reinsurers and receivables from insureds. Our controls to mitigate this risk include limiting our exposure to any one counterparty, evaluating the financial strength of our reinsurers, generally requiring minimum credit ratings and in certain cases receiving collateral from our reinsurers and insureds.
We also have exposure to credit risk in our investment holdings. Our risk management strategy and investment policy attempts to mitigate this risk by primarily investing in debt instruments of high credit quality issuers, limiting credit concentration, monitoring the credit quality of issuers and counterparties and diversifying issuers. The weighted average rating of our fixed maturity investments was A+ with 86.3% and 85.6% rated investment grade or better (BBB- or higher) at September 30, 2019 and December 31, 2018, respectively.

Our portfolio also includes alternative investments with a carrying value at September 30, 2019 and December 31, 2018 of $500.0 million and $489.8 million (9.8% and 10.2% of total invested assets) respectively. We may invest in both long and short equities, corporate debt securities, currencies, real estate, commodities and derivatives. We attempt to mitigate our risk by selecting managers with extensive experience, proven track records and robust controls and processes. We also mitigate our risk by diversifying through multiple managers and different types of assets and asset classes.
Equity Price Risk
We hold a diversified portfolio of equity securities with a fair value of $400.6 million and $354.5 million (7.8% and 7.4% of total invested assets) at September 30, 2019 and December 31, 2018, respectively. Our equity securities are exposed to equity price risk which is defined as the potential for loss in fair value due to a decline in equity prices. We believe the diversification of our equity securities among various industries, market segments and issuers, as well as the use of multiple outside investment managers, mitigates our exposure to equity price risk.
Foreign Currency Risk
We have exposure to foreign currency risk in our insurance contracts, invested assets and to a lesser extent, a portion of our debt. We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance contracts that are payable in currencies other than the U.S. Dollar with cash and investments that are denominated in such currencies. We also use foreign exchange forward contracts to mitigate this risk. We recognized gains of $1.0 million and $3.8 million respectively for the three and nine months ended September 30, 2019 from movements in foreign currency rates. We recognized losses of $0.8 million and $0.0 million, respectively, for the three and nine months ended September 30, 2019 on our foreign currency forward contracts.
Item 4. Controls and Procedures
Argo Group, under the supervision and with the participation of its management, including the Interim Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), defines “disclosure controls and procedures” as controls and procedures “designed to ensure that information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.”
Information about the amount and type of perquisites received by our named executive officers (i.e., those executive officers whose compensation is required to be disclosed in the proxy statement) is required to be disclosed in the annual meeting proxy statement and in Part III of Form 10-K. Our independent directors, with the assistance of outside counsel and a forensic auditor, are conducting a review of compensation matters, including perquisites from 2014 through 2019 (the “Review Period”).
During the quarter ended September 30, 2019, this review identified several types of perquisites received by our former Chief Executive Officer that were either not disclosed or incorrectly disclosed in the proxy statements we filed during the Review Period, including the proxy statement we filed on April 12, 2019 for our 2019 annual shareholders meeting. As a result, our Interim Chief Executive Officer and Chief Financial Officer have now concluded that, during the Review Period, our disclosure controls and procedures as they relate to perquisites included in the annual meeting proxy statement were not appropriately designed - and were therefore ineffective.
These perquisite-related disclosure controls and procedures are separate and distinct from internal control over financial reporting as they do not affect or involve our financial statements.

Although the Form 10-Q does not require the disclosure of perquisites, based on the work and preliminary findings of our outside counsel and forensic auditor, we believe that, as of September 30, 2019, accurate information about perquisites received by our named executive officers would have been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Accordingly, our Interim Chief Executive Officer and Chief Financial Officer believe that, as of September 30, 2019, disclosure controls and procedures relating to perquisites were effective at the reasonable assurance level to ensure that information that we are required to disclose in reports filed or submitted under the Exchange Act (including the annual proxy statement) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  However, the noted deficiencies will be considered fully remediated when controls operate for a sufficient period of time and we have concluded, through testing, that such controls are operating effectively. We expect controls to be operating effectively in connection with the issuance of the 2020 annual proxy statement.

There were no changes in internal control over financial reporting made during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
Argo Group has received a subpoena from the U.S. Securities and Exchange Commission (the “SEC”) seeking documents and information primarily with respect to the Company’s disclosure of certain compensation-related perquisites. We are fully cooperating with the SEC’s investigation and do not believe that the amounts involved are material to our financial position or results of operations. Our independent directors, with the assistance of outside counsel and a forensic auditor, are also conducting a review of compensation matters.
Separately, our subsidiaries are parties to legal actions incidental to their business. Based on the opinion of legal counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.
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
From January 1, 2019 through September 30, 2019, we did not repurchase any of our common stock. Since the inception of the repurchase authorizations through September 30, 2019, we have repurchased 11,315,889 shares of our common stock at an average price of $40.22 for a total cost of $455.1 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of September 30, 2019, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million. The following table provides information with respect to shares of our common stock that were repurchased or surrendered during the three months ended September 30, 2019:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
July 1 through July 31, 2019	928	$74.21	—	$53,281,805
August 1 through August 31, 2019	2,094	$68.37	—	$53,281,805
September 1 through September 30, 2019	926	$68.44	—	$53,281,805
Total	3,948		—
Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under our various employee equity compensation plans. For the three months ended September 30, 2019, we received 3,948 shares of our common stock, with an average price paid per share of $69.76 that were surrendered by employees in payment for the minimum required withholding taxes. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
None.

Item 6.  Exhibits
A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index of this Form 10-Q, which immediately precedes such exhibits, and is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Executive Officer
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Argo Group International Holdings, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

November 8, 2019	By	/s/ Kevin J. Rehnberg
Kevin J. Rehnberg
Interim President and Chief Executive Officer

November 8, 2019	By	/s/ Jay S. Bullock
Jay S. Bullock
Executive Vice President and Chief Financial Officer