Form 10-K
period 2019-12-31
Argo Group International Holdings, Ltd.
filed 2020-02-28
CIK 1091748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 1-15259

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
(Exact name of Registrant as specified in its charter)

Bermuda		98-0214719
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
110 Pitts Bay Road		P.O. Box HM 1282
Pembroke	HM08	Hamilton	HM FX
Bermuda		Bermuda
(Address of principal executive offices)		(Mailing address)
(441) 296-5858
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Security	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value of $1.00 per share	ARGO	New York Stock Exchange
Argo Group U.S., Inc. 6.500% Senior Notes due 2042 and the Guarantee with respects thereto	ARGD	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 28, 2019, the aggregate market value of the common stock held by non-affiliates was approximately $2,436.5 million.
As of February 26, 2020, the Registrant had 34,501,906 shares of common stock outstanding (less treasury shares).
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates by reference specific portions of the Registrant's Proxy Statement relating to the 2020 Annual General Meeting of Shareholders.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
Annual Report on Form 10-K
For the Year Ended December 31, 2019

PART I
			Page
Item	1.	Business	2
Item	1A.	Risk Factors	16
Item	1B.	Unresolved Staff Comments	44
Item	2.	Properties	45
Item	3.	Legal Proceedings	45
Item	4.	Mine Safety Disclosure	45
PART II
Item	5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	46
Item	6.	Selected Financial Data	48
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49
Item	7A.	Quantitative and Qualitative Disclosures about Market Risk	80
Item	8.	Financial Statements and Supplementary Data	81
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	81
Item	9A.	Controls and Procedures	81
Item	9B.	Other Information	84
PART III
Item	10.	Directors, Executive Officers and Corporate Governance	85
Item	11.	Executive Compensation	85
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	85
Item	13.	Certain Relationships and Related Transactions and Director Independence	86
Item	14.	Principal Accounting Fees and Services	86
PART IV
Item	15.	Exhibits, Financial Statement Schedules	87
Item	16.	Form 10-K Summary	87

Forward Looking Statements
Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and are made pursuant to the safe harbor provisions of that act. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “potential,” “continued,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. The forward-looking statements are based on the current expectations of Argo Group International Holdings, Ltd. (“Argo Group,” “we,” “our,” “us” or the “Company”) and our beliefs concerning future developments and their potential effects on Argo Group. There can be no assurance that actual developments will be those anticipated by Argo Group. Actual results may differ materially as a result of significant risks and uncertainties including but not limited to:

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

PART I
Item 1. Business
Business Overview
Argo Group is an international underwriter of specialty insurance and reinsurance products in the property and casualty market. We target market niches where we can develop a leadership position and where we believe we will generate superior underwriting profits. Our growth has been achieved both organically – through an operating strategy focused on disciplined underwriting – and as a result of strategic acquisitions.
The following is a summary organizational chart of Argo Group:
Business Segments and Products
For the year ended December 31, 2019, our operations included two primary reportable segments - U.S. Operations and International Operations. In addition to these main business segments, we have a Run-off Lines segment for certain products we no longer underwrite. For discussion of the operating results of each business segment, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 18, “Segment Information,” in the Notes to the Consolidated Financial Statements.
U.S. Operations
This segment is a leader in the U.S. Specialty Insurance market, specifically through its Excess and Surplus Lines (“E&S”) businesses focusing on U.S.-based risks that the standard, admitted insurance market is unwilling or unable to underwrite, and through other specialized admitted and non-admitted business distributed through retail, wholesale, and managing general brokers/agents in the Specialty Insurance market. The standard insurance market’s limited appetite for such coverage is often driven by the insured’s unique risk characteristics, the perils involved, the nature of the business, and/or the insured’s loss experience.

The E&S businesses are often able to underwrite risks using more flexible policy terms and rating structures. The other U.S. businesses use their underwriting expertise in specific industry classes or exposures to write niche classes of business primarily in the admitted insurance market.
Our E&S Lines businesses operate primarily through the Colony Specialty platform. While focused primarily on non-admitted business, Colony Specialty may also underwrite certain classes of business on an admitted basis.
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
Argo Pro
Argo Pro is our mid-market professional lines platform that provides a broad portfolio of errors and omissions, and management liability products to our wholesale and retail distribution partners. Argo Pro offers customized coverage on a primary and excess basis for risks on both an admitted and non-admitted basis, targeting commercial and select financial institution risks in the middle market and upper middle market segments. Our underwriting focus provides risk management solutions for accountants, architects and engineers, commercial crime, directors and officers, employment practices, fiduciary, lawyers, miscellaneous professionals, technology, privacy and security.
Argo Insurance
Argo Insurance offers insurance and risk management services to grocery, restaurants and other specialty retail industries. Using specific risk-control tools, Argo Insurance provides property, liability, workers compensation, automobile and umbrella coverage to accounts throughout the United States, primarily on a large deductible and self-insured retention basis.
Rockwood
Rockwood is primarily a specialty underwriter of workers compensation for the mining industry. It also underwrites coverage for small commercial businesses, including retail operations, light manufacturing, services and restaurants. Approximately 42% of its premiums are written in Pennsylvania. Rockwood underwrites policies on both a large-deductible basis and on a guaranteed-cost basis for smaller commercial accounts. In addition, Rockwood provides general liability and commercial automobile coverage, as well as coverage for pollution liability, umbrella liability, and surety to support its core clients’ other mining and mining-related exposures.
U.S. Specialty Programs
U.S. Specialty Programs offers specialized commercial niche programs customized to meet the specific insurance needs of targeted businesses. This unit provides solutions crafted specifically for each program opportunity. Its internal and external network includes experienced program administrators with successful track records with specialized underwriting expertise.
Inland Marine
The Inland Marine business unit offers insurance coverage in the U.S. for builders’ risk, motor-truck cargo, equipment, and other miscellaneous marine risks. Coverage is provided on a monoline basis with both primary and excess coverages available.
Argo Cyber
Argo Cyber provides coverage solutions related to professional and technology services. It addresses a range of exposures that small and medium-size enterprises face, from an increasing reliance on information technology and the critical challenge of keeping computer networks and information private and secure. In Q4 2019 Argo launched “Cybersphere,” which provides brokers with access to a digital solution for small-and mid-size business owners. With a range of first- and third-party coverages for small business and a third-party loss control solution.

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
On February 6, 2020, we announced that we had reached an agreement to sell our Trident brand and underwriting platform to Paragon Insurance Holdings, LLC (“Paragon”). The results of operations related to Trident are included in the segment results of our U.S. Operations for the year ended December 31, 2019. See Note 24, “Subsequent Event” in the Notes to the Consolidated Financial Statements for additional details related to this transaction.
International Operations
This segment specializes in insurance and reinsurance risks worldwide through the broker market, focusing on specialty property insurance, property catastrophe reinsurance, primary/excess casualty and professional liability insurance. This segment includes a multi-class Lloyd’s Syndicate platform, a strong Bermuda trading platform and business in Continental Europe and Brazil.
This segment operates as ArgoGlobal in addition to other brands depending on product and jurisdiction, including Ariel Re, Argo Re Ltd. (“Argo Re”), the Casualty and Professional Lines unit of Argo Insurance Bermuda, ArgoGlobal SE in Continental Europe, ArgoGlobal Assicurazioni S.p.A (“ArgoGlobal Assicurazioni”) in Italy and Argo Seguros Brazil, S.A. (“Argo Seguros”) in Brazil.
Lloyd’s Syndicate Platform
Argo’s Lloyd’s syndicate platform includes Syndicate 1200 and Syndicate 1910. Based in London, the syndicates have regional operations in Bermuda and Dubai, The syndicates are managed by the Argo Managing Agency and trade under the Lloyd’s of London capital and licensing framework. In late 2019, the Singapore and Shanghai offices ceased underwriting business for Argo’s Lloyd’s syndicate platform.
Syndicate 1200 is focused on underwriting worldwide property, non-U.S. liability, marine, energy and specialty insurance. The property division of Syndicate 1200 concentrates mainly on North American commercial properties, but is also active in the residential sector, including collateral protection insurance programs for lending institutions. A portion of business is underwritten through the use of binding authorities, whereby we delegate underwriting authority to another party, usually a broker or underwriting agent. The liability division underwrites professional indemnity, general liability, directors and officers and cyber insurance with emphasis on Canada, Australia and the U.K. The marine and energy division underwrites cargo, downstream energy, and marine liability insurance. The specialty division underwrites personal accident, credit and political risks, and contingency insurance.
Approximately one half of Syndicate 1200’s underwriting capital is related to third parties, including other (re)insurance groups (“trade capital”) and high net worth individuals who want to participate in our underwriting. Trade capital providers participate on a quota share basis behind an Argo-owned corporate member or directly through their own member. The flexibility in the sources of capital allows us to manage underwriting exposure over the insurance cycle. Our economic participation in the syndicate varies by year of account based on our risk appetite and the availability of third-party capital. This business earns a return on the underwriting capital that is provided by us and from fee income earned from the management of third-party capital.
Syndicate 1910 underwrites reinsurance through our reinsurance division, Ariel Re, which operates in two areas - treaty property and specialty. Treaty property reinsurance is predominantly catastrophe-focused. Specialty reinsurance encompasses marine, energy, aviation, terrorism and property. This reinsurance portfolio is focused on treaties where high-quality exposure and experience data allow our underwriters to quantify the risk.

Syndicate 1910 also obtains a majority of its underwriting capital from third party sources and seeks to maintain a balance between capital provided by us and capital managed on behalf of third parties. The sources of the underwriting capital for Syndicate 1910 include our interest and capital from trade capital and high net worth individuals. The flexibility in the sources of capital allows us to manage underwriting exposure over the insurance cycle. Our economic participation in the syndicate varies by year of account based on our risk appetite and the availability of third-party capital.
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
ArgoGlobal SE is based in Malta and underwrites accident & health, marine, professional liability, surety, and other property and casualty business in continental Europe.
ArgoGlobal Assicurazioni is a specialty underwriter of professional liability, property, marine, accident & health and liability insurance in the European market with a focus on Italy.
Argo Seguros is our property and casualty insurance company based in Sao Paolo, Brazil, which is focused on serving that country’s domestic commercial insurance market. Argo Seguros provides a broad range of commercial property, casualty and specialty coverages. Its primary lines of business are cargo and marine, property, engineering and financial lines.
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
U.S. Operations
Within U.S. Operations, Colony Specialty distributes its products through a network of appointed wholesale agents and brokers specializing in excess and surplus lines and certain targeted admitted lines. Approximately two-thirds of Colony Specialty’s premium volume in 2019 was produced by wholesale brokers who submit business and rely on Colony Specialty to produce quotes and handle policy issuance on such accounts. The remaining one-third of Colony Specialty’s premium was produced through a select group of wholesale agents to whom Colony Specialty has delegated limited authority to act on its behalf. These agents are granted authority to underwrite, quote, bind and issue policies in accordance with predetermined guidelines and procedures prescribed by Colony Specialty.
The remainder of the U.S. business uses a broad distribution platform to deliver specialty insurance products and services to our policyholders and agents. Argo Pro distributes its products through wholesale agents, brokers and retail agents. Argo Insurance products and services are distributed through select retail agents, brokers, wholesale agents and program managers with demonstrated expertise. Rockwood distributes its product lines through its network of retail and wholesale agents. U.S. Specialty Programs provides its products through selected managing general agents (“MGAs”) and brokers.  Inland Marine uses selected retail agents and brokers. Trident provides its insurance products and related services through select retail agents, brokers and state program managers. Argo Surety distributes its products through select surety specialty agents and brokers across the United States.

International Operations
Syndicate 1200 obtains its insurance business from two main sources: the Lloyd’s open market and underwriting agencies through delegated authority. In the Lloyd’s open market, brokers approach Syndicate 1200 directly with risk opportunities for consideration by our underwriters. Brokers also approach Syndicate 1200 on behalf of selected underwriting agencies that are then granted limited authority delegated by the Syndicate 1200 to make underwriting decisions on these risks. In general, risks written in the open market are larger than risks written on our behalf by authorized agencies in terms of both exposure and premium.
Syndicate 1910 originates business directly through our Lloyd’s platform, as well as outside of Lloyd’s. All of our reinsurance ultimately resides in Syndicate 1910 through our internal capital framework, including the use of intercompany quota share arrangements.
The additional International Operations’ businesses obtain business through brokers and third-party intermediaries. The businesses’ marketing and distribution strategies are for the most part managed by local distribution teams and underwriters based in the following: the United Kingdom, Bermuda, Belgium, Brazil, Dubai, Germany, Italy, Malta, and Switzerland.
Competition
We compete in a wide variety of markets against numerous and varied competitors, depending on the nature of the risk and coverage being written. The competition for any one account may range from large international firms to smaller regional companies in the domiciles in which we operate. The insurance industry is strictly regulated. As a result, it can be difficult for insurance companies to differentiate their products, which results in a highly competitive market based largely on price and the customer experience. The nature, size and experience of our primary competitors vary across the jurisdictions in which we do business
To remain competitive, our strategy includes, among other elements: (1) focusing on rate adequacy and underwriting discipline while providing a competitively priced product; (2) leveraging our distribution network by providing product solutions; (3) controlling expenses; (4) maintaining financial strength and issuer credit ratings; (5) providing quality services to agents and policyholders, including claims handling, rate, quote, bind and issue technologies to make it easier to write business; and (6) exploiting opportunities to acquire suitable books of business.
U.S. Operations
Competition within the excess and surplus lines marketplace comes from a wide range of national and global carriers. In addition to mature companies that operate nationwide, competition comes from carriers formed in recent years. The E&S Lines businesses may also compete with national and regional carriers from the standard market that are willing to underwrite policies on selected accounts on an admitted basis.
Due to the diverse nature of the products offered by our other U.S. Operations businesses, competition comes from various sources, but largely from regional companies or specific units/subsidiaries of national carriers. National carriers tend to compete for larger accounts along all product lines. Competition for Trident comes from a wide range of commercial insurers, but also from state and regional governmental risk pools.
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
Financial Strength Ratings reflect the rating agency’s assessment of an insurer’s ability to meet its financial obligations to policyholders. With the exception of Argo Seguros (which is not rated), all of our insurance and reinsurance companies have an FSR of “A-” (Excellent) from A.M. Best Company (“A.M. Best”), and our U.S. insurance subsidiaries have an FSR of “A-” (Strong) from Standard & Poor’s (“S&P”).

Debt Ratings and Issuer Credit Ratings reflect the rating agency’s assessment of a company’s prospects for repaying its debts and can be considered by lenders in connection with the setting of interest rates and terms for a company’s short-term or long-term borrowings. Argo Group U.S., Inc. has an ICR and senior unsecured debt rating of “BBB-” from S&P. Argo Group has an ICR and senior unsecured Debt Rating of “bbb-” from A.M. Best. Except for Argo Seguros, all of our insurance and reinsurance companies have an ICR of “a-” from A.M. Best.
A.M. Best Financial Strength Ratings range from “A++” (Superior) to “S” (Suspended) and include 16 separate ratings categories. S&P Financial Strength Ratings range from “AAA” (Extremely Strong) to “R” (under regulatory supervision) and include 21 separate ratings categories.
Syndicates 1200 and 1910, our Lloyd’s syndicates, receive the Lloyd’s market FSR rating of “A” (Excellent) by A.M. Best and “A+” (Strong) by S&P.
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Changes to Ratings” for further discussion of the recent ratings changes announced by A.M. Best on February 26, 2020.
Regulation
General
The business of insurance and reinsurance and related services is regulated in most countries, although the degree and type of regulation varies from one jurisdiction to another. The principal jurisdictions in which Argo Group’s insurance and reinsurance businesses operate are Bermuda, the United States of America (“U.S.”), the European Union (“E.U.”), the United Kingdom, Brazil and Dubai. The Argo Group is also regulated in other countries where it does business.
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
The main objectives of group supervision include (a) policyholder protection, (b) ensuring at least one supervisor has an overall view of the group and its associated risks and (c) addressing any supervisory gaps, the risk of one insurance company’s losses impacting other legal entities within the group and the impact of any unregulated entities within a group. Therefore, key areas of focus within the group supervision framework are (1) ensuring solvency at group level, (2) monitoring inter-group transactions and (3) assessing corporate governance, risk management and internal control processes of insurance groups. In conducting its function as Group Supervisor, the BMA, among other things, convenes and conducts supervisory colleges with other supervisory authorities that have regulatory oversight of entities within a group and coordinates the gathering and dissemination of relevant or essential information from groups for going concern or emergency situations.
In May 2011, the BMA gave notice that it had determined itself to be the proper group supervisor of the Argo Group for purposes of its Group Supervision regime, and nominated Argo Re to serve as the designated insurer. Accordingly, the Argo Group is deemed to be an affiliated group supervised by the BMA under applicable rules and regulations in Bermuda.

On September 24, 2019, the BMA convened its annual supervisory college session relative to the Argo Group, which included participation by the Prudential Regulatory Authority (U.K.), the Insurance Departments of the States of Illinois and Virginia (U.S.), the Malta Financial Services Authority (“MFSA”) and the Italian Institute for the Supervision of Insurance (“IVASS”). Argo Group management was also invited to attend and to make a presentation at the session.
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
Solvency Regulation Scheme
Bermuda continues to enhance its risk-based regulatory regime, to meet or exceed international standards, including Solvency II (“SII”) as enacted by the E.U. in November 2009. On March 24, 2016, the European Commission recommendation that Bermuda achieve full SII equivalence was confirmed in the Official Journey of the EU, with retroactive application to January 1, 2016. The European Commission announced its approval of Bermuda’s commercial (re)insurance regime as being fully equivalent to the regulatory standards applied under SII.
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
Dividends
Any dividend payments paid to Argo Re becomes part of the capital and surplus of Argo Re, at which point further upward distribution to Argo Group is subject to Bermuda insurance and solvency regulations as discussed above.
In December of 2019 and 2018, Argo Re paid a cash dividend to Argo Group of $52.1 million and $41.0 million, respectively. The proceeds of the dividends were used to repay intercompany balances related primarily to the funding of dividend and interest payments and other corporate expenses. In 2017, Argo Re did not pay a dividend to Argo Group.

Financial Condition Report
In 2019, Argo Group filed its annual Financial Condition Report (“FCR”) with the BMA and on its public website under the Insurance (Public Disclosure) Rules 2015 pursuant to the Insurance Act. The purpose of this Financial Condition Report for Argo Group is to provide a public disclosure of the measures governing the Company’s business operations, corporate governance framework, solvency, financial performance and management of significant events. The FCR was reviewed by the BMA and posted on the Argo public website in June, 2019. The FCR is an annual filing which provides additional information to the public in relation to the Argo Group’s business model. The 2019 FCR was again used as the basis for compliance with the NAIC Corporate Governance Annual Disclosures (“CGAD”) reporting requirements applying to Argo Group U.S. as a result of the passing of the CGAD Model Act.
United States
State Insurance Regulation
Argo Group U.S., Inc.’s insurance subsidiaries are subject to the supervision and regulation of the states in which they are domiciled. We currently have twelve insurance companies domiciled in five states (the “U.S. Subsidiaries”). Argo Group U.S., Inc., as the indirect parent of the U.S. Subsidiaries, is subject to the insurance holding company laws of Illinois, New York, Ohio, Pennsylvania and Virginia. These laws generally require each of the U.S. Subsidiaries to submit annual holding company registration statements to its respective domestic state insurance departments and to furnish annual financial and other information about the operations of the companies within the holding company group, including the filing of an Own Risk and Solvency Assessment (“ORSA”) Summary Report with the Illinois Director of Insurance, as the lead state regulator. In order to assess the business strategy, financial position, legal and regulatory position, risk exposure, risk management, and governance processes, the Illinois Director of Insurance may choose to participate in the annual supervisory college with other regulators who are interested in the supervision of an Illinois domestic insurer or its affiliates, including other state, federal, and international regulatory agencies. Generally, all material transactions among companies in the holding company group to which any of the U.S. Subsidiaries is a party, including sales, loans, reinsurance agreements and service agreements, must be fair and, if material or of a specified category, require prior notice and approval by the insurance department where the subsidiary is domiciled. Transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries and certain material transactions between companies within the holding company group may be subject to prior notice to, or prior approval by, state regulatory authorities. Such supervision and regulation is intended to primarily protect our policyholders. Matters relating to authorized lines of business, underwriting standards, financial condition standards, licensing of insurers, investment standards, premium levels, policy provisions, the filing of annual and other financial reports prepared on the basis of Statutory Accounting Principles, the filing and form of actuarial reports, dividends and a variety of other financial and non-financial matters are also areas that are regulated and supervised by the states in which each of our U.S. Subsidiaries are domiciled.
Cyber Regulations
The New York Department of Financial Services (“NYDFS”) issued Cybersecurity Regulations for Financial Services Companies that require certain parts of the Argo Group’s insurance operations to, among other things, establish and maintain a cybersecurity policy, a cybersecurity breach incident response process and to designate a Chief Information Security Officer. These Regulations first came into effect in 2017 with a two-year transition period. In addition, the National Association of Insurance Commissioners (“NAIC”) adopted the Insurance Data Security Model Law in October 2017. The purpose of this Model Law is to establish recommended standards for data security and for the notification to insurance commissioners of cybersecurity incidents involving unauthorized access to, or the misuse of, certain non-public information.
The California Consumer Privacy Act (“CCPA”) is a bill that enhances privacy rights and consumer protection for residents of California. The bill was passed by the California State Legislature and signed into law on June 28, 2018, to amend Part 4 of Division 3 of the Californian Civil Code. Where the Argo Group has operations in California and is licensed to provide insurance coverage to policyholders based in California, the CCPA will apply.
Guaranty Associations
Our licensed U.S. Subsidiaries are participants in the statutorily created insolvency guaranty associations in all states where they are licensed carriers. These associations were formed for the purpose of paying for the return of unearned premium and loss claims of licensed insolvent insurance companies. The licensed U.S. Subsidiaries are assessed according to their pro rata share of such claims based upon their written premiums, subject to a maximum annual assessment per line of insurance. The cost of such assessments may be recovered, in certain jurisdictions, through the application of surcharges on future premiums. Non-admitted business is neither supported by nor subject to guaranty assessments.

Dividends
All of the U.S. Subsidiaries are subsidiaries of Argo Group U.S., Inc., meaning that any dividends from the U.S. Subsidiaries are payable in the first instance to Argo Group U.S., Inc. prior to being passed upward as dividends to Argo Group’s parent company. The ability of our U.S. Subsidiaries to pay dividends is subject to certain restrictions imposed by the jurisdictions of domicile that regulate our U.S. Subsidiaries and each such jurisdiction’s limitations upon the amount of dividends that an insurance company may pay without the approval of its insurance regulator.
Argo Group U.S., Inc. may receive dividends from its direct subsidiaries: Argonaut Insurance Company and Rockwood Casualty Insurance Company. For the year ended December 31, 2019, Rockwood paid an ordinary dividend to Argo Group U.S., Inc. in the amount of $30.0 million. For the year ended December 31, 2019, Argonaut paid an ordinary dividend to Argo Group U.S., Inc. in the amount of $50.0 million. During 2020, Argonaut Insurance Company may be permitted to pay dividends up to $143.0 million without approval from the Illinois Department of Insurance, based on the application of the Illinois ordinary dividend calculation. Rockwood may be permitted, during 2020, to pay dividends up to $13.0 million without approval from the Pennsylvania Department of Insurance, based on the application of Pennsylvania’s ordinary dividend calculation. Business and regulatory considerations may impact the amount of dividends actually paid, and prior regulatory approval of extraordinary dividend payments is required.
State laws require prior notice or regulatory approval of direct or indirect changes in control of an insurer, reinsurer or its holding company, and certain significant inter-corporate transfers of assets within the holding company structure. An investor, who acquires or attempts to acquire shares representing or convertible into more than 10% of the voting power of the securities of the Argo Group, would become subject to at least some of these laws. This would require approval from the five domiciliary regulators of the U.S. Subsidiaries prior to acquiring such shares and would be required to file certain notices and reports with the five domiciliary regulators prior to such acquisition.
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
European Union (E.U.)
The SII regulatory regime in the E.U., imposes solvency and governance requirements across all 27 E.U. Member States.
SII, imposes economic risk-based solvency requirements across all 27 European Member States and consists of three pillars: (1) Pillar I - quantitative capital requirements, based on a valuation of the entire balance sheet; (2) Pillar II - qualitative regulatory review, which includes governance, internal controls, enterprise risk management and supervisory review process; and (3) Pillar III - market discipline, which is accomplished through reporting of the insurer’s financial condition to regulators.
Currently the Argo Group’s Lloyd’s Managing Agency, Argo Managing Agency Limited, which manages Syndicate 1200, Syndicate 1910 and Special Purpose Arrangement 6117 (“SPA6117”) at Lloyd’s, ArgoGlobal SE (Malta) and ArgoGlobal Assicurazioni (Italy) are required to comply with SII.
United Kingdom Withdrawal from the E.U.
On June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” As a result of the referendum, the British government has negotiated and executed the exit which occurred on January 31, 2020.

HM Treasury has used its powers under the European Union (Withdrawal) Act of 2018 to ensure that the U.K. will have a functioning financial services regulatory regime in all scenarios, now that the U.K. has left the E.U.
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
PRA and FCA Regulations
Argo Managing Agency Limited, managing agent of S1200, S1910 and SPA6117 is authorized by the PRA and regulated by the PRA and the FCA, as well as being supervised by Lloyd’s. The PRA, FCA and Lloyd’s have common objectives in ensuring that the Lloyd’s market and participants in the Lloyd’s market are appropriately regulated. To minimize duplication, there are arrangements with Lloyd’s for co-operation on supervision and enforcement. Both the PRA and FCA have substantial powers of intervention in relation to the Lloyd’s Managing Agents (such as Argo Managing Agency Limited) that they regulate, including the power to remove their authorization to manage Lloyd’s Syndicates. In addition, each year the PRA requires Lloyd’s to satisfy an annual solvency test that measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and run-off. If Lloyd’s fails this test, the PRA may require Lloyd’s to cease trading and/or its members to cease or reduce underwriting.
Lloyd’s Regulations and Requirements
The operations of S1200, S1910 and SPA6117 are supervised by Lloyd’s. The Council of Lloyd’s currently has wide discretionary powers to regulate members’ underwriting at Lloyd’s. The Lloyd’s Franchise Board is currently responsible for setting risk management and profitability targets for the Lloyd’s market and operates a business planning and monitoring process for all Syndicates, including reviewing and approving the Syndicates’ annual business plans. Lloyd’s has announced that during 2020, the Council and Franchise Board will be merged to form a new Council, simplifying the governance of the market. The Lloyd’s Franchise Board requires annual approval of S1200’s, S1910’s and SPA6117’s business plans, including maximum underwriting capacity, and may require changes to any business plan presented to it or that additional capital be provided to support underwriting. Lloyd’s also imposes various charges and assessments on its members.
The Argo Group predominantly participates in the Lloyd’s Market as a Lloyd’s corporate member on S1200 and S1910 through Argo (No 604) Ltd. By entering into a membership agreement with Lloyd’s, Argo (No 604) Ltd. undertakes to comply with all Lloyd’s by-laws and regulations as well as the provisions of the Lloyd’s Acts and Financial Services and Markets Act 2000 that are applicable to it. The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (referred to as “Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined by Lloyd’s. The amount of such deposit is calculated for each member through the completion of an annual capital adequacy exercise. These requirements allow Lloyd’s to evaluate that each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin.
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
Argo Managing Agency Limited utilizes five Argo Group wholly-owned Lloyd’s approved service companies, which produce business to Syndicate 1200 and Syndicate 1910 under delegated underwriting authority arrangements. They are:

•	ArgoGlobal Underwriting (Dubai) Limited
ArgoGlobal Underwriting (Dubai) Ltd. is authorized as an “Authorized Firm” licensed to operate through Dubai International Financial Centre (DIFC) as an insurance manager and insurance intermediary by the Dubai Financial Services Authority (“DFSA”). Although not subject to solvency requirements and other regulations that apply to insurance carriers and reinsurers generally in Dubai, ArgoGlobal (Dubai) Ltd. is subject to DFSA’s laws and regulations relating to its business activities as an Authorized Firm (Category 4) operating in Dubai. The Company operates from the Lloyd’s Dubai platform, which gives Lloyd’s an underwriting base in the MENA region. ArgoGlobal Underwriting (Dubai) Limited therefore receives regulatory oversight from both Lloyd’s and the DFSA.

•	ArgoGlobal Underwriting Asia Pacific Pte Limited
ArgoGlobal Underwriting Asia Pacific Pte Limited is authorized by the Monetary Authority of Singapore (MAS) as a Lloyd’s Asia Scheme Service Company. The Company is therefore subject to regulatory oversight from both Lloyd’s and the MAS. During 2019, we ceased underwriting in ArgoGlobal Underwriting Asia Pacific Pte Limited and have placed the company into runoff.

•	Argo Direct Limited
Argo Direct Limited (“ADL”) is authorized and regulated by the Financial Conduct Authority. It is an approved Lloyd’s coverholder service company. ADL has been given permission to provide regulated products and services to commercial and retail customers. The Company is therefore subject to regulatory oversight from both Lloyd’s and the FCA.

•	ArgoGlobal Insurance Services Inc.
ArgoGlobal Insurance Services Inc. (AGIS) is an approved Lloyd’s coverholder service company. It is a corporation incorporated in Delaware, USA authorized to transact business in the State of Florida with a principal agency insurance license provided by the Georgia Insurance Department. The Company is subject to regulatory oversight from Lloyd’s. During 2019, we ceased underwriting in ArgoGlobal Insurance Services Inc. and have placed the company into runoff.

•	ArgoGlobal Services (Hong Kong) Limited
ArgoGlobal Services (Hong Kong) Limited is registered with the Insurance Agents Registration Board (“IARB”). It is a Lloyd’s approved service company coverholder. ArgoGlobal Services (Hong Kong) Limited is subject to the laws and rules of Hong Kong. The Company is subject to regulatory oversight from Lloyd’s.

•	Ariel Re Bda Limited (domiciled in Bermuda)
Ariel Re Bda Limited is licensed by the BMA as an Insurance Agent and an Insurance Manager. It is a Lloyd’s approved service company coverholder. Ariel Re Bda Limited is subject to the laws of Bermuda and the supervision and regulatory requirements of the BMA.
Dividends
Dividend payments from Argo Managing Agency Limited to its immediate parent are not restricted by regulatory authority. Dividend payments from Argo Managing Agency Limited are to be made at the discretion of Argo Managing Agency Limited’s Board of Directors and are subject to the earnings, operations, financial condition and capital position of the Company. Dividends from a Lloyd’s managing agent and a Lloyd’s corporate member can be declared and paid, provided it has sufficient capital available.
Malta
ArgoGlobal SE operates as an authorized insurance undertaking domiciled in Malta under the Malta Business Act (Cap. 403) by the MFSA. ArgoGlobal SE is regulated as a domestic insurer by the MFSA and subject generally to Malta’s laws and regulations relating to insurance and solvency requirements. ArgoGlobal SE underwrites risks throughout the European Member States and European Economic Area, on an “Exercise of Passport Rights-Services/Establishment” basis. The authorized third-party branch office based in Zurich, Switzerland can only underwrite Swiss domiciled risks. The third-party Zurich branch is subject to the regulations of the Swiss Financial Market Supervisory Authority (“FINMA”). When payable, dividends from ArgoGlobal SE are subject to applicable laws and regulations in Malta.
Italy
ArgoGlobal Assicurazioni S.p.A is an authorized insurance entity domiciled in Italy. It is authorized by the IVASS to operate the business of insurance under ISVAP n. 2581 as of January 21, 2008. ArgoGlobal Assicurazioni is enrolled in the Register of Insurance Companies under n. 1.00163. In addition, ArgoGlobal Assicurazioni is subject to regulation in Italy. When payable, dividends from ArgoGlobal Assicurazioni are subject to applicable laws and regulations in Italy.
General Data Protection Regulations (E.U.) & the Data Protection Act 2018 (U.K.)
In the E.U., the General Data Protection Regulation (the “GDPR”) came into force on May 25, 2018. The Argo Group is subject to the requirements of GDPR as regards the provision of our services and products within the E.U.

The Data Protection Act 2018 (“DPA2018”) is essentially a U.K.-specific complement to the GDPR, and was created for three reasons. First, it states the U.K.’s position on areas of the GDPR that are left for each member state to decide. Second, the DPA2018 adds requirements that fall outside the GDPR’s scope, such as processing by law enforcement and intelligence services. Third, it ensures that the U.K. will retain the GDPR’s requirements although it has exited the E.U.
Argo Group recognizes the importance of maintaining data privacy protections for nonpublic personal information as required by GDPR and DPA2018. The Argo Group has established policies and procedures to assist in our compliance with the applicable GDPR and DPA2018 requirements.
Brazil
Argo Seguros is authorized to operate as a licensed insurer domiciled in Brazil by the Superintendệncia de Seguros Privados, (“SUSEP”) per Ordinance nº 4.316 issued in 2011. Argo Seguros is regulated as a domestic insurer by SUSEP and subject to Brazil’s laws and regulations relating to insurance and solvency requirements. When payable, dividends from Argo Seguros are subject to applicable laws and regulations in Brazil.
In April 2014, Argo Re was registered by SUSEP as an admitted reinsurer in Brazil, and established its representative office, Argo Re Escritório de Representação no Brasil Ltda. (“Argo Re Escritório”) in São Paulo, Brazil, per Ordinance nº 5.795. Argo Re Escritorio is focused on serving the domestic commercial reinsurance market. Argo Re and Argo Re Escritório are subject to Brazil’s laws and regulations relating to business activities as an admitted reinsurer.
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
At December 31, 2019, Argo Group’s reinsurance recoverable balance totaled $3,104.6 million, net of an allowance for doubtful accounts of $1.1 million. The following table reflects the credit ratings for our reinsurance recoverable balance at December 31, 2019:

	2019
(in millions)	Reinsurance Recoverables	% of Total
Ratings per A.M. Best
Reinsurers rated A+ or better	$2,337.9	54.1%
Reinsurers rated A	326.5	22.5%
Reinsurers rated A-	108.0	5.8%
Reinsurers rated below A- or not rated	332.2	17.6%
	$3,104.6	100.0%

Nine of the top ten reinsurers, rated A or higher, accounted for $1,823.4 million, or approximately 59% of the reinsurance recoverable balance as of December 31, 2019. Management has concluded that all balances (net of any allowances for doubtful accounts) are considered recoverable as of December 31, 2019. As of December 31, 2019, we hold collateral for 76% of the amounts recoverable from reinsurers rated below A- or not rated.
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
We have discontinued underwriting certain lines of business; however, we are still obligated to pay losses incurred on these lines. Certain lines currently in run-off are characterized by long elapsed periods between the occurrence of a claim and any ultimate payment to resolve the claim. Included in Run-off Lines segment are claims related to asbestos and environmental liabilities arising out of liability policies primarily written in the 1960s, 1970s and into the early 1980s with a limited number of claims occurring on policies written in the early 1990s. Business formerly written in our risk-management business is also classified in the Run-off Lines segment. Additional discussion on the Run-off Lines segment can be found under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Additional information relating to our loss reserve development is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 5, “Reserves for Losses and Loss Adjustment Expenses,” in the Notes to Consolidated Financial Statements.
Investments
Investment Strategy and Guidelines
Our investment portfolio is designed to ensure adequate liquidity for the prompt payment of our obligations, including any potential claims payments. To ensure adequate liquidity for payment of claims, we broadly seek to match the profile of our invested assets with those of our liabilities. We consider liquidity, anticipated duration, and the currency of our liabilities when making investment decisions. To meet our liquidity needs, our core bond portfolio consists primarily of investment grade, fixed-maturity securities. As of December 31, 2019, fixed maturities, along with cash and short-term investments, represented 87.8% of our total investments and cash equivalents.
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
During the fourth quarter of 2019, our current we determined that as part of our overall strategy-which includes capital management and efforts to “Simplify, Reduce, and Eliminate” functional complexity-the company would reduce its holding of certain equity securities. The reduction in equity securities is intended to allow us the ability to reallocate capital from the investment portfolio to the underwriting portfolio and into businesses that currently meet and have the opportunity to grow our overall risk-adjusted, ROE requirements. Given current underwriting market conditions, including overall increases in rates, our unique product domain expertise and producer management capabilities, we believe that we will see better longer-term results under this approach. Further, the current investment portfolio can be simplified and allow for reduced capital requirements and management oversight compared to historical levels.
Investment Committee and Investment Managers
The Investment Committee of our Board of Directors (the “Board”) has approved an investment policy statement that contains investment guidelines and serves to govern our investment activity. The Investment Committee regularly monitors our overall investment results, compliance with investment objectives and guidelines and ultimately reports our overall investment results to the Board.
We currently use multiple professional investment managers to manage our portfolio. Approximately 7% of the investment portfolio is managed internally.
Additional information relating to our investment portfolio is included under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” and Note 2, “Investments,” in the Notes to Consolidated Financial Statements.
Employees
As of December 31, 2019, we employed 1,467 people, of which 1,447 are full-time employees.
Information About Our Executive Officers
Our executive officers, along with each such person’s age, present title and certain biographical information, is included below.
Kevin J. Rehnberg (56) is the Chief Executive Officer, effective as of February 18, 2020. He had previously served as the Interim President and Chief Executive Officer since November 4, 2019. Prior thereto, Mr. Rehnberg served as President, Argo Group U.S., Inc., head of the Americas and Chief Administrative Officer since January 2019. From March 2013 to January 2019, Mr. Rehnberg was President of Argo’s U.S. Operations, overseeing all activities of Argo’s U.S.-based business segments. Prior to joining the Company, Mr. Rehnberg served as executive vice president for specialty lines at OneBeacon Insurance, where he oversaw specialty underwriting operations and acquired and built new lines of specialty business. Prior to that, he held positions at the St. Paul Travelers Companies, Liberty International and Chubb Corporation. He has a bachelor’s degree from Princeton University.
Jay S. Bullock (55) has been Chief Financial Officer of Argo Group since May 2008. He joined Argo Group from Bear Stearns & Co. Inc. where he was a Senior Managing Director and Head of Bear Stearns’ Insurance Investment Banking Group. While at Bear Stearns, Mr. Bullock focused on the insurance sector. In this role, he advised on company acquisitions, mergers and sales as well as all forms of public and private financings and restructurings. During this period, he was also an advisor to Argo Group on a number of transactions. Prior to joining Bear Stearns in 2000, Mr. Bullock was a Managing Director at First Union Securities. He is an honors graduate of Southern Methodist University and received his MBA from The McColl School of Business, Queen’s College, Charlotte, North Carolina. Mr. Bullock also holds the designation of Certified Public Accountant (CPA).

Matthew J. Harris (50) became Head of International Operations of Argo Group effective January 1, 2019. Prior to then, Mr. Harris had served as Head of Europe, Middle East and Asia of Argo Group since July 2017. Mr. Harris has more than 25 years of insurance experience with expertise in multiple operational disciplines. Mr. Harris has successfully undertaken senior management assignments across multiple distribution channels and product segments. Prior to joining the Company, Mr. Harris spent nearly ten years at American International Group (AIG) where, since January 2015, he was the Chief Executive Officer of AIG Asia Pacific Pte Ltd. During his tenure at AIG, Harris also led South East Asia Country Operations and served as Chief Executive Officer of Malaysia Insurance and Chief Executive Officer of Chartis New Zealand (formerly American International Group New Zealand).
Axel Schmidt (63) has been Chief Underwriting Officer of Argo Group since August 2014. He came to Argo Group from Aviva where he served as Chief Underwriting Officer for the company’s U.K./Ireland business across personal, commercial and corporate/specialty lines and also as Aviva’s global practice leader for underwriting, products, pricing and claims. Prior to joining Aviva, Mr. Schmidt spent 20 years at Zurich in their international business where he held a number of senior underwriting and management positions including Deputy Chief Executive Officer/CUO for their corporate business in Europe/U.K. and Underwriting Director for their global corporate business. He also served as a member of Zurich’s Group Underwriting and Group Reinsurance Board of Directors. Prior to joining Zurich, Mr. Schmidt spent 2 years at Gerling Global Re as an underwriter. Mr. Schmidt graduated from Westphalian Wilhelms University in Munster, Germany with a degree in Law Studies. He also earned a Juris Doctorate from the State Supreme Court in Dusseldorf, Germany.
Available Information
Our executive offices are located at 110 Pitts Bay Road, Pembroke HM08, Bermuda. The mailing address is P.O. Box HM 1282, Hamilton HM FX, Bermuda. The telephone number is (441) 296-5858. The website address is www.argolimited.com. None of the information contained on our website is part of this report or is incorporated in this report by reference. We file annual, quarterly and current reports, proxy statements and other information and documents with the Securities and Exchange Commission (“SEC”), which are made available at www.sec.gov. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, interactive data files, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) as soon as reasonably practical after we electronically file them with or furnish them to the SEC. Also available on our website, under the Investor Relations and Governance links, are copies of our Audit Committee Charter, Human Resources Committee Charter, Investment Committee Charter, Nominating Committee Charter, Risk & Capital Committee Charter, Corporate Governance Guidelines and Terms of Reference, Financial Conduct Report (FCR) and Code of Conduct and Business Ethics. Our Code of Conduct and Business Ethics applies to all of our board members, officers, third-party providers and employees, including our principal executive officer, principal financial officer and principal accounting officer. All of these documents will be provided without charge upon written request to the Vice President, Investor Relations at our above address.
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
Enterprise Risk-Management and Governance Frameworks
Purpose
The objective of our Enterprise Risk-Management (“ERM”) Framework is to ensure that:

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

Conducting our insurance and reinsurance business operations and related services in a prudent manner requires us to establish sound governance mechanisms, including a sound risk management and internal controls framework. This framework takes into consideration international best practice on enterprise risk management and internal controls and is overseen by our Board.
The focus of our risk management framework is on “reasonably foreseeable material risks,” meaning those exposures (financial and non-financial, on and off-balance sheet, current and contingent exposures) that we can identify in advance as having the potential, should they occur, to change the way relevant stakeholders would assess our solvency and/or liquidity position or risk profile. Relevant stakeholders include the Board, senior management, policyholders, investors and the various types of entities that monitor and regulate our business activities and securities.
Risk Strategy
Our “Risk Strategy” encompasses our Risk Appetite Framework and strategy for addressing and managing material business risks. The Risk Strategy is based on and implemented through the respective policies, targets, guidelines, requirements and budgets approved by our Board Risk & Capital Committee on a periodic basis. This strategy is reviewed annually and (ERM) objectives are agreed by the Risk & Capital Committee each year.
The Risk Appetite Framework brings together the overall approach for articulating and managing risk appetite, risk preferences, risk tolerances and risk limits. It describes how this is organized and what processes and procedures underpin its implementation in practice. The aim to provide clarity over the amount of risk that can be taken ensures accountability for decision-making.
Because we are subject to an increasingly complex environment for regulatory and financial oversight, we consider (ERM) and Compliance as key functions from an operational standpoint. However, maintaining a suitable and effective Risk Strategy is also viewed as a strategic imperative since it allows us to remain competitive through a better understanding of our own risks and overall solvency needs, on both a per risk and an aggregated enterprise wide basis.
Framework
Our risk-management and internal controls framework is designed to enable us to achieve an accurate and timely understanding of (1) the nature, caliber and sensitivity of the material foreseeable risks to which we are exposed, (2) our ability to mitigate or avoid such risks and (3) to the extent that an identified risk falls outside of our Risk Appetite, what course of action is necessary to address such risk consistent with our business plans and risk tolerances.
Key elements of our risk-management framework are summarized below:

1.
Our risk management framework consists of three lines of defense and begins at the functional level. Risk Owners within each business function is charged with the task of identifying, assessing, measuring, monitoring, reporting and mitigating risks associated with a department’s respective functions and responsibilities. The Chief Risk Officer (“CRO”), who reports on issues of risk management to the Risk & Capital Committee of the Board and leads the second line of defense, plays a key role in risk management by coordinating, facilitating and overseeing the effectiveness and integrity of our risk management activities. This Risk Management Function (“RMF”) is also charged with establishing, maintaining and enhancing the methodology and tools used to identify and evaluate risks and, where risks are outside our risk appetite, ensuring that there is an appropriate response applied by the respective risk owner.

2.
The Internal Audit department provides a third line of defense by assessing the effectiveness of our risk management processes, practices and internal controls and providing timely feedback and assurance to the Board on the adherence to our risk management framework. The Head of Internal Audit reports to the Audit Committee of the Board on issues related to the internal control framework.

3.
We have established policies to identify and address existing as well as evolving and emerging risks that have the potential to materially impact the adequacy of our financial resources, volatility of our results, expected shareholder returns or our ability to meet our commercial, legal and regulatory obligations.

4.	Our ERM framework is:

•	embedded in both the organizational structure and strategic oversight process, supported by appropriate internal control policies and procedures.
Our Board has Corporate Governance Guidelines and Terms of Reference that reflect local and international developments with regard to Risk and Capital Management. The Risk & Capital Committee of the Board is regularly briefed on emerging issues relevant to our international footprint as well as evolving regulatory developments, especially in Bermuda, the U.S., United Kingdom and the E.U.

The RMF has responsibility across all of Argo Group for the implementation of the ERM framework. Central to our approach is our ORSA process which reports the key threats and opportunities facing the business on a quarterly basis to the Board Risk & Capital Committee, and provides an overall evaluation of the capital and solvency implications as well as periodic reporting of our performance against risk appetite. This in turn feeds into an annual ORSA report which is presented to our regulators.
Throughout the year, risks related to our business are reviewed and evaluated at all levels. A strategic landscape is used to communicate to both the Executive and the Risk & Capital Committee the principle threats and opportunities that could impact the organization’s strategy and how these are being addressed over time. Based on these assessments, management agree that appropriate risk management actions have been taken to address and mitigate risks where necessary and to ensure that underwriting and investment activities remain consistent with Argo Group’s strategic and business plans.
These risk management activities are subsequently monitored, reviewed and, if required, adjusted during the course of regularly scheduled operational meetings, reserve review meetings and other management meetings during the year to assure proper alignment with approved risk appetite and tolerance levels.

•	supported by information systems that capture underwriting, claim, investment and operational data in order to provide relevant, accurate and timely information to the applicable business functions.
We employ various data sources and risk models and continue to evaluate and fortify our processes and protocols to assure the integrity of such tools.

•	designed to incorporate techniques necessary to identify, measure, respond to, monitor and report, on a continuous basis and on an individual and aggregate level, material foreseeable risks.
The risk management techniques, especially with regard to our internal economic capital model, are actively used to allocate capital to underwriting and investment operations and report on Return on Allocated Capital (ROAC) as part of our business portfolio performance framework.
The capital model is actively used by the RMF to manage risk / reward decisions including optimizing reinsurance protections, and accordingly is subject to ongoing challenge and verification through independent model validation reviews led by the actuarial function. This enables us to improve our quantitative and qualitative views of risk over time.

•	designed to specify objectives, risk appetite and tolerance levels, as well as appropriate delegation of oversight, reporting and operating responsibilities across all functions.
Our Risk Appetite Framework defines our ability to take risk through a series of qualitative risk appetite statements that are communicated across the organization, supported by quantitative risk appetite measures and risk tolerances and limits at the Argo Group level as well as on an operational segment and local entity level. The risk appetite is based on our available capital and liquidity and is reflected in Board approved business plans. The CRO advises the Board on periodic changes to risk appetite and risk tolerances, which are formally approved annually. Risk tolerances define acceptable boundaries in terms of volatility and provide a frame of reference for our business units.
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

•	All significant policies and procedures associated with our risk management framework are documented in writing and available to the Board, Senior Management and employees.
Our Corporate Governance, Compliance, Risk Management and Internal Controls Policies are reviewed on at least an annual basis. Recommended Policy revisions are provided to the Board, its Committees and Senior Management, as required on a timely basis.
We believe that the foregoing ERM framework and oversight activities are structured in a way that enables us to take an active approach to risk management in an ever changing legal, regulatory and business environment.
The ERM framework continues to be developed and enhanced over time in response to market developments, and tested against external Risk Maturity Model standards. The CRO annually presents to the Risk & Capital Committee a second line view of the effectiveness of the implementation of the ERM framework using our Risk Maturity Model. Improvements to this Model have been recognized externally in 2019.
We have self-assessed the operation of our Board Risk & Capital Committee and RMF against the recently published Risk Coalition Voluntary Code - “Principles and Guidance for Board Risk Committees and Risk Functions in the U.K. Financial Services Sector” and determined that we materially meet over 80% of the 139 Principles and Guidelines at the end of 2019; and intend to further enhance our risk governance by reference to this code during 2020.
Through the efforts of management, our internal RMF and the Board, we seek to manage our risk exposures within agreed risk tolerances, while recognizing that taking appropriate risks enables us to exploit opportunities beneficial to the organization and to our shareholders.
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
Emerging Claims
Changes in industry practices and legal, judicial, social, technological and other environmental conditions may have an unforeseeable adverse impact on claims and coverage issues. These issues may adversely affect our business, such as by extending coverage beyond the intended scope at the time of underwriting business or increasing the number or size of expected claims. In some instances, these changes may not become apparent until sometime after insurance or reinsurance contracts that are affected were issued and hence cannot be appropriately factored into the underwriting decision. As a result, the full extent of liability under such insurance or reinsurance contracts may not be known for many years after these contracts have been issued, and our financial position and results of operations may be materially and adversely affected in such future periods. We maintain an emerging risk identification, analysis and reporting process, overseen by our Emerging Risk Review Group, as part of our ERM framework, which seeks to provide an early identification of such trends. The effects of these and other unforeseen evolving or emerging claims and coverage issues are inherently difficult to predict.
Catastrophic Losses
We are subject to claims arising out of catastrophes that may have a significant effect on our business, results of operations and/or financial condition. Catastrophes can be caused by various events, including tornadoes, hurricanes, windstorms, tsunamis, earthquakes, hailstorms, explosions, power outages, severe winter weather, wildfires and man-made events. The incidence and severity of such randomly occurring catastrophic events are inherently unpredictable. Climate change could have an impact on longer-term natural weather trends includes increases in such severe weather and catastrophic events. The extent of losses from a catastrophe is a function of both the total amount of insured values in the area affected by the event and severity of the event. Insurance companies are generally not permitted to reserve for probable catastrophic events until they occur. Therefore, although we will actively manage our risk exposure to catastrophes through underwriting limits and processes and further mitigate it through the purchase of reinsurance protection and other hedging instruments, an especially severe catastrophe or series of catastrophes could exceed our reinsurance or hedging protection and may have a material adverse impact on our business, results of operations and/or financial condition. Also, it is possible that a series of catastrophic events could occur with unusual frequency in a given period which, although individually not severe enough to trigger the reinsurance protection or other hedging instrument, in the aggregate could have a material adverse impact on us.
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
Additionally, we have identified certain high risk locations and hazardous operations where there is a potential for an explosion or a rapid spread of fire due to a terrorist act. Through modeling, we continue to refine our estimates of the probable maximum loss from such events and factor this analysis into the underwriting evaluation process and also seek to mitigate this exposure through various policy terms and conditions (where allowed by statute) and through the use of reinsurance, to the extent possible. Our current reinsurance arrangements either exclude terrorism coverage or significantly limit the level of coverage that is provided.
Terrorism exclusions are not permitted in the United States for worker’s compensation policies under United States federal law or under the laws of any state or jurisdiction in which we operate. When underwriting existing and new workers compensation business, we consider the added potential risk of loss due to terrorist activity, including foreign and domestic, and this may lead us to decline to underwrite or to renew certain business. However, even in lines where terrorism exclusions are permitted, our clients may object to a terrorism exclusion in connection with business that we may still desire to underwrite without an exclusion, some or many of our insurance policies may not include a terrorism exclusion. Given the reinsurance retention limits imposed under the TRIA and its subsequent legislative extensions, and that some or many of our policies may not include a terrorism exclusion, future foreign or domestic terrorist attacks may result in losses that have a material adverse effect on our business, results of operations and/or financial condition.
See “Item 1. Business-Regulation” for a description of the applicability of the TRIA and the Terrorism Risk Insurance Program Reauthorization Act of 2014 to the Argo Group of Companies and its US operations.
Global climate change may have an adverse effect on our financial results and operations.
Although uncertainty remains as to the nature and effect of future efforts to curb greenhouse gas (“GHG”) emissions and thereby the mitigation of long-term GHG effects on climate, a broad spectrum of scientific evidence could suggest that man-made production of GHG is a contributing factor to an increased frequency and severity of extreme weather events. We recognize the impact of climate change on the global community, and that is why we consider climate change in both our modeling of risk exposure and our underwriting decisions. Many sectors to which we provide insurance coverage might be affected by climate change. Some examples are coastal management, infrastructure, buildings, water, food and energy supply, land-planning, health and rescue preparedness.
We have developed our own view of risk, which is used to make underwriting and management decisions. It is based on a combination of third-party vendor models, plus our proprietary adjustments. In cases where a model does not exist or is not appropriate, we have developed proprietary models: for example, for North American Wildfires, Marine, Clean Energy, and others. We have considered the effect of climate change on historical U.S. hurricane landfall rates by region and category. Studies have examined trends in the historical record, climate model runs, and physical dynamics to conclude that it is likely that the total Atlantic basin hurricane event frequency decreases with increasing global temperature, but that the frequency of the strongest events increases. Hence, there is a possibility that Category 1-2 hurricanes are over-represented in the historical landfall record, and Category 3-5 hurricanes are under-represented. However, as climate change is also integral to climate variability and model calibration frequency adjustments, we recognize there remains considerable uncertainty and we are unable to explicitly isolate the effect of climate change in order to quantify its effect on losses.

Quantification of the effects of shifts in the climate is embedded in the pricing model validation process. Internal processes require that each component of every meteorological catastrophe model is validated for appropriate use and subsequently adjusted to incorporate available data points and the latest science into the current state of the climate.  Stochastic event frequency has been calibrated to the Company’s internal view of risk, which is reassessed annually to consider any emerging developments in the understanding of the changing risk from these perils. The team has developed tailored solutions to account for emerging climate risks including North American Wildfire and flooding from tropical cyclone precipitation. These adjustments are reviewed by underwriters and approved by an internal committee before submitting to regulators and implementing into the view of risk across business units. As such we consider a range of potential climate change scenarios within our overall Stress & Scenario Testing Framework (SSTF) and in completing validation of our catastrophe and capital models.

The Research and Development team has initiated discussions across the market by presenting model comparisons at industry events for U.S. Flood, U.S. Hurricane, and Climate Change Risk, among others. The team is involved in original climate research in peer reviewed journals and has close ties with academic institutions at the forefront of climate science.
Assessing the risk of loss and damage associated with the adverse effects of climate change on our operations and/or financial condition remains challenging. A range of approaches to address loss and damage associated with the adverse effects of climate change exist. There however remains significant uncertainty as to the nature and/or timing of the environmental liability and other types of claims arising from the energy, manufacturing and other industries we support.
We have classified climate change as an emerging risk and it is regularly monitored by the RMF for the primary purpose of assessing the potential impact of climate change on Argo Group’s business operations, insurance products and clients. The Group CRO is responsible for coordinating sustainability initiatives, including periodic internal reporting. The CRO chairs a cross-functional Sustainability Working Group (“SWG”) which meets on a quarterly basis. The (SWG) receives a detailed threat and opportunity analysis of the major Sustainability risks facing the organization every 6 months and escalates key issues to the ERM steering committee. The CRO reports material Sustainability related issues including climate change, to the Board Risk & Capital Committee on a quarterly basis as required.
We continue to actively monitor and evaluate scientific and political developments through our emerging risk process and exposure management activities. We demonstrate our commitment to addressing climate change issues through our active membership in ClimateWise, a global insurance industry leadership group facilitated by the University of Cambridge Institute for Sustainability Leadership. As part of our membership, we endeavor to adhere to the ClimateWise Principles which guide members’ contribution to the transition to a low-carbon, climate-resilient economy and as such Argo Managing Agency has formally registered its support for the Task Force on Climate-related Financial Disclosure (“TCFD”) recommendations and we continue to work towards achieving these goals.
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

We may incur income statement charges if the reserves for losses and loss adjustment expenses are insufficient (or redundant). Such income statement charges could be material, individually or in the aggregate, to our financial condition and operating results in future periods.
General Loss Reserves
We maintain reserves for losses and loss adjustment expenses to cover estimated ultimate unpaid liabilities with respect to reported and unreported claims incurred as of the end of each balance sheet date. Reserves do not represent an exact calculation of liability, but instead represent management’s best estimates, which take into account various statistical and actuarial projection techniques as well as other influencing factors. These reserve estimates represent management’s expectations of what the ultimate settlement and administration of claims will cost based on an assessment of known facts and circumstances, review of historical settlement patterns, estimates of trends in claims severity and frequency, changing legal theories of liability and other factors. Variables in the reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, economic and social inflation, legal precedent and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of an insured event and the time it is actually reported to the insurer. Reserve estimates are continually reevaluated in a regular ongoing process as historical loss experience develops and additional claims are reported and settled, and consequently, management’s estimates may change from time to time. Because the calculation and setting of the reserves for losses and loss adjustment expenses is an inherently uncertain process dependent on estimates, our existing reserves may be insufficient or redundant and estimates of ultimate losses and loss adjustment expenses may increase or decrease over time.
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
Because of all of the above, estimates of ultimate losses and loss adjustment expenses may increase in the future. Such changes in estimates could be material, individually or in the aggregate, to our future operating results and financial condition. We can provide no assurances such capital will be available. Adjustments to reserves are reflected in the results in the periods in which management’s best estimates are changed.
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
We depend on our ability to attract and retain experienced underwriting talent, skilled employees and seasoned key executives who are knowledgeable about our business. The pool of highly skilled employees available to fill our key positions may fluctuate based on market dynamics specific to our industry and independent of overall economic conditions. As such, higher demand for internal leaders and employees having desired talents within a particular geographic region or business segment in which we operate could lead to increased compensation expectations for existing and prospective personnel, making it difficult for us to recruit and retain key employees and/or maintain labor costs at desired operating levels. If we are unable to attract and retain such talented team members and leaders, we may be unable to maintain our current competitive position in the specialized markets in which we operate and be unable to expand our operations into new markets, which could adversely affect our results.
Argo is committed to developing our employees professionally and personally and this strengthens our entire organization. Our Human Resource strategy incorporates a strong focus on Talent Management carefully planning our workforce needs and matching these needs through thoughtful, cadenced talent retention, development, promotion and acquisition plans. We provide innovative digital and experiential tools and opportunities for our team members to develop and engender engagement and connectedness which we believe naturally supports positive business performance. Our efforts have been awarded 6 times in the last 2 years with coveted spots next to Fortune 100 giants such as Allianz and Walmart on the Global Training 125 list as well as multiple Gold and Bronze awards from Brandon Hall competing and in some cases winning against the likes of Mastercard, BB&T, Nationwide and Applied Materials to name a few various industry heavy weights. We are intensely committed to the development of our global team and operate through structured annual talent management and succession planning processes in order to support business continuity.
We are committed to fostering and preserving an inclusive and diverse culture. We recognize and value human capital as our most valuable asset. We believe a diverse workforce is a strength to the organization by bringing different life experiences, knowledge, education, innovation, self-expression and unique capabilities to work in helping us achieve our objectives together. To this end, Argo adopted and published a Board-approved Diversity & Inclusion (D&I) policy in October of 2019 coupled with a new D&I program, overseen by a Diversity & Inclusion Committee.

Argo Group and its subsidiaries, Argo Re and Ariel Re Bda Limited, acting on behalf of Syndicates 1200 and 1910, have operations that require highly skilled personnel to work in Bermuda. Given that the pool of applicants available to fill certain highly skilled key positions is limited, we are often required to recruit and retain qualified non-Bermudians to work in Bermuda. Our ability to do so is constrained by Bermuda law, which provides that non-Bermudians are not permitted to engage in any occupation in Bermuda without an approved work permit from the Bermuda Department of Immigration. The Bermuda Department of Immigration will issue a work permit after proper public advertisements have been published and no Bermudian, spouse of a Bermudian or holder of a permanent resident certificate is available who meets the required education, skills and experience for the advertised position. In January 2013, the Bermuda Department of Immigration amended the term of these Standard Work Permits and this potentially impacts Argo Group’s ability to renew such permits for key staff members. A significant number of our Bermuda based employees are employed pursuant to these work permits granted by The Bermuda Department of Immigration. Many of these individuals are considered to be key employees. If the Bermuda Department of Immigration changes its policies with regard to work permits, and as a result these key employees are required to leave Bermuda, our operations could be disrupted and our financial performance could be adversely affected.
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
Loss of our executive officers or other key personnel or other changes to our management team could disrupt our operations or harm our business.
We depend on the efforts of our executive officers and certain key personnel. Any unplanned turnover or our failure to develop an adequate succession plan for one or more of our executive officers or other key positions could deplete our institutional knowledge base and erode our competitive advantage. The loss or limited availability of the services of one or more of our executive officers or other key personnel, or our inability to recruit and retain qualified executive officers or other key personnel in the future, could, at least temporarily, have a material adverse effect on our operating results and financial condition.
We have recently experienced a CEO transition, with the departure of Mark E. Watson III, who had been the Company’s CEO since January 2000, and the appointment of Kevin J. Rehnberg, first as Interim CEO in November 2019 and as permanent CEO in February 2020. Such leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to our business, including to our relationships with our customers and employees.
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
We are dependent on our information technology systems which could fail or suffer a security breach, which could adversely affect our business, reputation, results of operations or financial condition or result in the loss of sensitive information.
Incidents of publicly reported cyber security incidents have increased recently and the insurance sector as a whole is more exposed than in the past. Our business is highly dependent upon the successful and uninterrupted functioning of our computer and data processing systems. We retain highly trained staff committed to the development and maintenance of these systems. We maintain and regularly review recovery plans which are intended to enable us to restore critical systems with minimal disruption. We operate a Global Information Security Council (“Council”) to oversee and steer risk management plans to manage these exposures on an ongoing basis. The purpose of the Council is to ensure that security controls and initiatives are balanced between business and technology risks and to ensure regular communication and visibility of our security framework. The Board Risk & Capital Committee receives periodic updates from the CRO and Chief Information Security Officer on the cybersecurity program and the activities of the Council.
While we have not experienced a material cybersecurity breach to date, and specifically no material events during 2019, we have no assurance that a breach associated with hacking, computer viruses, data breaches or Ransomware attacks will not occur in the future. Over time, and particularly recently, the sophistication of these threats continues to increase. We rely on computer systems, some of which may be exposed to a potential cybersecurity breach to perform accounting, policy administration, actuarial and other modeling functions necessary for underwriting business, as well as to process and issue claims and other payments.
Our information security program and approach are based on the National Institute of Standards and Technology (NIST) Cybersecurity Framework. We have a third-party auditor perform an independent assessment; with the findings we take a quantitative, risk-based approach in developing our strategic roadmap. The latest results indicate that the maturity of the current program is above the Insurance industry average. However, as part of continuous improvement, we will continue to mature and build a robust and resilient environment to protect and defend against bad actors.
We have implemented multiple layers of protection to minimize the risks to systems, personal data and the privacy of individuals. Such protection includes perimeter security controls, network security controls, endpoint security controls, application security controls, data security controls, logical and physical access controls, maintaining up-to-date inventories (authorized hardware and software), system hardening and monitoring, usage of modern protection software and third party risk assessments, 24/7 monitoring & response, testing of incident response procedures (table top exercises), annual information security awareness training, and monthly phishing tests of all Argo employees.
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
The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, and remediation costs, which in turn could have a material impact on our results of operation or financial condition. While we continue to maintain and review our cyber liability insurance protection, providing for first party and third party losses, such insurance may not provide insurance coverage for all of the costs and damages associated with the consequences of a cybersecurity incident. In some cases, such unauthorized access may not be immediately detected. This may impede or interrupt our business operations and could adversely affect our consolidated financial condition or results of operations. We recognize that even if we successfully protect our infrastructure and personal information, we could suffer harm to our reputation, if attempted security breaches were to be publicized.
We also provide regular and comprehensive employee engagement and training programs in order to guard against the potential occurrence of malicious attempts to extort sensitive information from our systems. These attempts may target our staff using social engineering techniques (also known as ‘phishing’). We continue to conduct our own regular ‘phishing’ testing to test our own preparedness and use the results of such testing to appropriately re-focus our staff awareness of these ever-changing threats.
Any failure to protect the confidential customer information that we handle routinely could adversely affect our business, reputation, results of operations or financial condition.
We are subject to a number of data privacy laws and regulations enacted in the jurisdictions in which we do business. See “Item 1. Business-Regulation” for a description of the applicability of Cyber and Data Regulations and Requirements on the Argo Group.
Argo maintains a global Data Protection office that assesses risks associated with handling and protecting personal information. The program protects personal data by implementing appropriate technical and organizational measures in our data processing operations.
While we have not experienced a material privacy breach to date, and specifically no material events involving Personally Identifiable Information (PII) or customer information during 2019, we have no assurance that a breach will not occur in the future. A misuse or mishandling of personal information being sent to or received from a client, employee or third party could damage our businesses or our reputation or result in significant monetary damages, regulatory enforcement actions, fines and criminal prosecution in one or more jurisdictions. We routinely transmit, receive and store certain types of personal information by email and other electronic means. Although we attempt to protect this personal information, we may be unable to do so in all cases, especially with customers, business partners and other third parties who may not have or use appropriate controls to protect personal information. Any failure to protect the privacy of personal information could adversely affect our reputation and have a material adverse effect on our financial condition and results of operations.
Argo maintains a Personal Information Protection Policy, Data Protection Framework, and Third Party Risk Management Program, with a commitment to carefully managing non-public personal information we are required to operate our business and complying with all regulations in the jurisdictions in which we operate, including specifically addressing the rights of individuals regarding control of data we may hold related to them. Policies are derived from internationally recognized privacy principles as well as the foundational principles of the E.U.’s GDPR and the California Consumer Protection Act.
The potential consequences of a material privacy incident include reputational damage, litigation with third parties, and remediation costs, which in turn could have a material impact on our results of operation or financial condition. While we continue to maintain and review our cyber liability insurance protection, providing protection for data privacy breaches, such insurance may not provide insurance coverage for all of the costs and damages associated with the consequences of personal information being compromised.
We only share personal data with affiliates, business partners, third party service providers or vendors when we have a legitimate business purpose for doing so and when permissible by law. We require third parties to maintain similar standards to ours for the protection of personal data, as verified by our due diligence process. We have implemented a holistic and consistent risk mitigation process to identify and assess the cyber posture of third parties providing commodities or services to any of Argo’s legal entities.

We also provide mandatory annual employee data protection and privacy training programs to all staff designed to ensure that staff are fully aware of their responsibilities in protecting customer information and to ensure that escalation procedures should an event occur are well understood and communicated should an event occur.
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
Our Outsourcing Policy and Procedures comply with the requirements of the regulatory jurisdictions in which we operate and require that our due diligence and on-boarding procedures consider a range of risk factors prior to a vendor’s appointment. These considerations include, but are not limited to, their financial stability, anti-money laundering, anti-bribery and corruption, and economic sanctions compliance as well as their business continuity arrangements and their operation against international best practice standards for Health & Safety, Environmental Management, Labour Relations and Human Rights performance.
In addition, our ability to receive services from third-party providers based in different countries might be impacted by political instability, unanticipated regulatory requirements or policies inside or outside of the United States. As a result, our ability to conduct our business might be adversely affected.
Market, Credit, Investment and Liquidity Risk
Market Risk is the risk of loss or adverse change in our financial position due to fluctuations in the level and volatility of market prices of assets, liabilities and financial instruments. This risk may be caused by fluctuations in interest rates, foreign exchange rates or equity, property and securities values.
Credit Risk is the risk of loss or adverse change in our financial position due to fluctuations in the credit standing of issuers of securities, counterparties or any other debtors, including risk of loss arising from an insurer’s inability to collect funds from debtors.
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
We hold a diversified portfolio of investments. These investments are managed in accordance with our investment policy by professional investment management firms and internally, under the direction of our Investment Committee, Chief Executive Officer (“CEO”), Chief Financial Officer and Chief Investment Officer. Although our investment policies stress diversification of risks, conservation of principal and liquidity, our investments are subject to general economic conditions and market risks as well as risks inherent to particular securities.
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
Although our foreign subsidiaries’ functional currency is the U.S. Dollar, with the exception of our Brazilian subsidiary whose functional currency is the Brazilian Real and our Maltese and Italian subsidiaries whose functional currencies are the Euro, certain premium receivables and loss reserves include business denominated in currencies other than U.S. Dollars. We are exposed to the possibility of significant claims in currencies other than U.S. Dollars. We may, from time to time, experience losses in the form of increased claims costs or devaluation of assets available for paying claims resulting from fluctuations in these non-U.S. currencies, which could materially and adversely affect our operating results.
We do not employ a specific hedging strategy. Rather, we use natural hedges by monitoring and maintaining appropriately balanced levels of assets and liabilities that are exposed to the same currency fluctuation risks.
We may be adversely affected by the banking industry transition away from London Interbank Offering Rate (“LIBOR”)
In July 2017, the United Kingdom FCA, which regulates LIBOR, announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. LIBOR offers a benchmark which international banks use to lend to each other on short-term basis and has been used in a variety of other contracts including swaps, corporate debt and commercial contracts. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom or elsewhere. In the U.S., efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (SOFR) as its recommended alternative to LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in April 2018.
We recognize that we have some risk exposure to the LIBOR transition within our investment portfolio and corporate debt structures. Having completed a structured evaluation, we believe our exposure to be minimal. We ensure that all securitized assets acquired since the transition was announced have LIBOR succession language and that alternative rates are adopted in contracts as these become established. Despite these measures, there remains the possibility that certain legacy instruments without these provisions could be adversely impacted during the transition.
We may be adversely affected by changes in economic and political conditions, including inflation and changes in interest rates.
The effects of inflation could cause the cost of claims to rise in the future. Our reserve for losses and loss adjustment expenses (“LAE”) includes assumptions about future payments for settlement of claims and claims handling expenses, such as medical treatments and litigation costs. To the extent inflation causes these costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in our net income in the period in which the deficiency is identified. Furthermore, if we experience deflation or a lack of inflation going forward and interest rates remain very low or continue to decline, we could experience low portfolio returns because we hold fixed income investments of fairly short duration.
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
We face a risk of non-availability of reinsurance, which could materially and adversely affect our business, results of operations and/or financial condition.
We purchase reinsurance for our own account in order to mitigate the effect of certain large and multiple losses upon our financial condition. Our reinsurers or capital market counterparts are dependent on their ratings in order to continue to write business and some have suffered downgrades in ratings in the past as a result of their exposures. Our reinsurers or capital market counterparties may also be affected by adverse developments in the financial markets, which could adversely affect their ability to meet their obligations to us. Insolvency of these counterparties, their inability to continue to write business or reluctance to make timely payments under the terms of their agreements with us could have a material adverse effect on us because we remain liable to our insureds or cedants in respect of the reinsured risks.

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
Our financial condition and operating results may be adversely affected by the failure of one or more reinsurers or capital market counterparties to meet their payment obligations to us
We are subject to credit risk with respect to our ability to recover amounts due from reinsurers to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. The collectability of reinsurance is subject to the solvency of the reinsurers, interpretation and application of contract language and other factors. We are selective in regard to our reinsurers, placing reinsurance with those reinsurers with strong financial strength ratings from A.M. Best, S&P or a combination thereof. Despite strong ratings, the financial condition of a reinsurer may change based on market conditions. In certain instances we also require assets in trust, letters of credit or other acceptable collateral to support balances due, however, there is no certainty that we can collect on these collateral agreements in the event of a reinsurers default. It is not always standard business practice to require security for balances due; therefore, certain balances are not collateralized. A reinsurer’s insolvency or inability to make payments under the terms of a reinsurance contract could have a material adverse effect on our business, results of operations and/or financial condition.
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
Deterioration of the macroeconomic environment in the U.S., Eurozone and worldwide
Economic imbalances and financial market turmoil could result in a widening of credit spreads and volatility in share prices. These circumstances could lead to a decline in asset value and potentially reduce the demand for insurance due to limited economic growth prospects. The ultimate impact of such conditions on the insurance industry in general, and on our operations in particular, cannot be fully or accurately quantified. Major public health issues, such as a pandemic (e.g. the novel coronavirus COVID-19) or other event that causes a large number of illnesses or deaths, could harm our  operations and have a major impact on the global economy and financial markets.

Adverse developments in the broader economy could create significant challenges to the insurance industry. If policy responses in Europe, the U.S. and internationally are not effective in mitigating these conditions, the insurance sector could be adversely affected by the resulting financial and economic environment.
The United Kingdom’s exit from the European Union may cause volatility in foreign exchange rates and regulatory uncertainty that may adversely impact our business.
On June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit.” As a result of the referendum, the British government has negotiated and executed the exit which occurred on January 31, 2020. The British government will now seek to negotiate the terms of the United Kingdom’s future relationship with the E.U. There remains uncertainty over the shape of the future trade relationship and the timing of any agreement, while negotiations continue. This may continue to cause regulatory and foreign exchange rate uncertainty with respect to ArgoGlobal Syndicate 1200 and Ariel Re’s Syndicate 1910. The Corporation of Lloyd’s has acted on behalf of the market as a whole in establishing Lloyd’s Insurance Company S.A., an insurance company operation in Belgium regulated by the National Bank of Belgium. ArgoGlobal’s Syndicate 1200 and Syndicate 1910 have chosen to utilize this platform to maintain continuity of operations for their E.U.-domiciled clients.
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
Whereas the majority of our operations operate on the basis of ‘standard formula’ risk-based capital systems, the Argo Lloyd’s Platform consisting of Syndicate 1200 (S1200), Syndicate 1910 (S1910) & SPA6117 have secured approval from Lloyd’s for the use of customized Economic Capital Models, known as the Internal Models. These models are used to calculate regulatory capital requirements based on each Syndicate’s unique risk profile. The Internal Models have been subject to extensive internal and external scrutiny including independent validation activities. The use of any complex mathematical model however exposes the organization to the risk that these models are not built correctly, contain coding or formulaic errors or rely on unreliable or inadequate data.
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
European Union
SII is the enhanced E.U. regulatory regime providing for a risk-based system for the supervision of European insurance and reinsurance undertakings. It imposes new solvency and governance requirements across all 27 E.U. Member States to be implemented through the European Insurance and Occupational Pensions Agency (EIOPA).

United Kingdom
S1200, S1910 & SPA6117 are managed by Argo Managing Agency Limited and are subject to the risk-based capital requirements administered by the PRA, and are also subject to SII risk-based capital requirements, as discussed above. Lloyd’s has established its own requirements for SII with which S1200, S1910 & SPA6117 have to date complied with and in the future will be expected to comply.
Bermuda
Argo Group and Argo Re
As discussed in the summary of regulatory provisions above relating to Argo Group and Argo Re in Bermuda, Argo Re is subject to the BSCR, a risk-based capital system mandated by the Bermuda Insurance (Prudential Standards) (Class 4 and Class 3B Solvency Requirement) Rules, as amended from time to time. Similarly, Argo Group is subject to the Insurance (Prudential Standards) (Insurance Group Solvency Requirement) Rules 2011 as amended from time to time. The application and methods of calculating the BSCR required by the BMA are subject to change, and the ultimate impact on our solvency position from any future material changes cannot be determined at this time.
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
Enhanced Capital Requirement
Argo Group, as a BMA supervised Insurance Group, and Argo Re, as a Class 4 insurer, are required to maintain available statutory capital and surplus pertaining to its general business at a level equal to or in excess of its enhanced capital requirement. The ECR is established by reference to either the BSCR model or an approved internal capital model, but must be equal to or exceed the MSM for the insurer. The BSCR is a risk-based capital model which provides a method for determining an insurer’s capital requirements (statutory capital and surplus) by taking into account the risk characteristics of different aspects of the insurer’s business. The BMA may, subject to compliance with the relevant provisions of the Insurance Act, make such adjustments to an insurer’s ECR and available statutory capital and surplus requirements as it considers appropriate.
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
We have experienced a ratings downgrade and there can be no assurance that we and our subsidiaries will not experience any further downgrades, which may result in an adverse effect on our business, financial condition and operating results.
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

On February 26, 2020, A.M. Best downgraded the Company’s financial strength rating (FSR) from “A” (Excellent) to “A-” (Excellent) and the Long-Term Issuer Credit Ratings (Long-Term ICR) to “a-” from “a” of Argo Re and its subsidiaries.  The outlook assigned to all these ratings by A.M. Best is negative.
In 2019, S&P affirmed our Financial Strength Rating of “A-” (Strong) of our U.S. insurance subsidiaries (other than ARIS Title Insurance Corporation). Argo Group U.S., Inc. has an Issuer Credit Rating of “BBB-” (Good). Syndicates 1200 and 1910, our Lloyd’s syndicates, operate with the Lloyd’s market FSR rating of “A” (Excellent) with a stable outlook by A.M. Best and “A+” (Strong) with a stable outlook by S&P.
A.M. Best is a widely recognized insurance company rating agency and some policyholders are required to obtain insurance coverage from insurance companies that have an “A-” (Excellent) rating or higher from A.M. Best. Additionally, many producers are prohibited from placing insurance or reinsurance with companies that are rated below “A-” (Excellent). Because A.M. Best continually monitors companies with regard to their ratings, our ratings could change at any time. Although the Company is still assessing the impact of this recent downgrade, we do not believe that this change in rating will materially impact the Company’s business operations. However, the downgrade may impair our ability to sell insurance policies and could materially and adversely affect our competitive position in the insurance industry, future financial condition and operating results.
Our use of mergers and acquisitions to further our growth strategy may not succeed.
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
Our activities are subject to applicable economic and trade sanctions, money laundering regulations, and anti-corruption laws in the jurisdictions where we operate, including Bermuda, the U.K. and the European Community and the U.S., among others. For example, we are subject to The Bribery Act, 2016, the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, which, among other matters, generally prohibit corrupt payments or unreasonable gifts to foreign governments or officials. We believe we maintain strong oversight and control through the deployment of our internal Group-wide Corporate Governance Guidelines and Code of Conduct and Business Ethics and associated policies and procedures.  The Company has in place a Whistle Blower Procedure that encourages proactive reporting of illegal or unethical behaviors. It is the Company’s policy to ensure that all employees are aware of and have access to the Company whistle blower hotline for the purpose of reporting any illegal or unethical act on a confidential, anonymous basis. Such reports may also address any concerns regarding financial statement or other disclosures, accounting, internal accounting or disclosure controls, auditing matters or violations of the Company’s Code of Conduct and Business Ethics. Although we have in place systems and controls designed to comply with applicable laws and regulations (including continuous education and training programs), there is a risk that those systems and controls will not always be effective to achieve full compliance, as those laws and regulations are interpreted by the relevant authorities. Failure to accurately interpret or comply with or obtain appropriate authorizations and/or exemptions under such laws or regulations could subject us to investigations, criminal sanctions or civil remedies, including fines, injunctions, loss of an operating license, reputational consequences, and other sanctions, all of which could damage our business or reputation. Such damage could have a material adverse effect on our financial condition and results of operations.
Actions of activist stockholders could impact the pursuit of our business strategies and adversely affect our results of operations, financial condition and/or share price.
We value constructive input from investors and regularly engage in dialogue with our shareholders regarding strategy and performance. Our Board and management team are committed to acting in the best interests of all of our shareholders. There is no assurance that the actions taken by the Board and management in seeking to maintain constructive engagement with certain shareholders will be successful.
Campaigns by activist shareholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value by means of financial restructuring, increased debt, special dividends, stock repurchases, sales of assets or other transactions. Campaigns may also be initiated by activist shareholders advocating for particular environmental or social causes. Activist shareholders who disagree with the composition of a publicly traded company’s board of directors, or with its strategy and/or management seek to involve themselves in the governance and strategic direction of a company through various activities that range from private engagement to publicity campaigns, proxy contests, efforts to force transactions not supported by the Company’s Board, and in some instances, litigation.
From time to time, as was the case during 2019, we may be subject to activities initiated by activist shareholders. Responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, and could divert the attention of our Board and employees from the management of our operations and the pursuit of our business strategies. As a result, activist shareholder campaigns could adversely affect our business, results of operations, financial condition and/or share price.
We are subject to the impact of Environmental, Social & Governance (ESG) indices prepared by a range of rating agencies which may adversely characterize our business strategy and approach to sustainability.
We recognize the increasing influence of investors through measures such as ESG (environmental, social and governance) indices, and other stakeholders through initiatives such as the TCFD, are increasingly focused on organizations’ approach to corporate responsibility. We recognize this trend could impact our ability to maintain support from our key stakeholders and hence access capital in the medium term. Argo Group has established a sustainability program to enable it to respond appropriately. As part of our membership of ClimateWise, Argo Managing Agency has formally registered its support for the TCFD recommendations and we continue to work towards achieving these goals. During 2019 we established a Board-approved Responsible Investment Policy and signed up to the United Nations Principles of Responsible Investment (PRI).
The Argo Group CRO is responsible for coordinating sustainability initiatives, including periodic internal reporting. The CRO chairs a cross-functional SWG which meets on a quarterly basis. The SWG receives a detailed threat and opportunity analysis of the major Sustainability risks facing the organization every 6 months and escalates key issues to the ERM steering committee. The CRO reports material Sustainability related issues to the Board Risk & Capital Committee on a quarterly basis as required.

Argo’s Clean Energy Risk Solutions (“CERS”) team is an example of a proactive action in developing and distributing insurance and risk financing solutions related to clean technologies that are intended to reduce the overall carbon footprint. CERS provides long-term performance and technology insurance products in support of solar power, thermal bioenergy (gasification) and biomass (digester), fuel cell, battery storage and ‘smart’ energy efficiency applications, among others.
Regulatory and Litigation Risks
The regulation and regulatory measures that would apply to the Argo Group and its subsidiaries are discussed above under “Item 1. Business-Regulation”.
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
The outcome of legal and regulatory proceedings, investigations, inquiries, claims and litigation related to our business operations, may have a material adverse effect on our results of operations and financial condition.
We are involved in legal and regulatory proceedings, investigations, inquiries, claims and litigation in connection with our business operations. Due to the inherent uncertainty of the outcomes of such matters, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations or financial condition. If one or more of such matters were decided against us, the effects could be material to our results of operations in the period in which we would be required to record or adjust the related liability and could also be material to our cash flows in the periods that we would be required to pay such liability.
In May 2019, the Company received a subpoena from the SEC seeking documents primarily with respect to the Company’s disclosure of certain compensation-related perquisites received by the Company’s former CEO, Mark E. Watson III.  This subpoena prompted the Company to conduct an extensive investigation, which included the engagement of outside counsel and a forensic auditor, to review Mr. Watson’s use of corporate aircraft, his travel and entertainment expenditures, and any other amounts paid by, or benefits provided by, the Company at his request or on his behalf from 2014-2019.  The Company has incurred substantial costs associated with the investigation and may continue to incur costs until the SEC investigation is resolved.  The Company continues to fully cooperate with the SEC’s investigation, but the ultimate result of the investigation and its impact on the Company remains uncertain.
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
Where the Argo Group has supervised operations changes in local statutes, regulations and policies could generally result in restrictions on our ability to pursue our business plans, strategic objectives, execute our investment strategy and fulfill other shareholders’ obligations.
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
Ariel Re Bda Ltd. is licensed by the BMA pursuant to Section 10 of the Insurance Act as an Insurance Agent and as an Insurance Manager.
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
From time to time, various laws and regulations are proposed for application to the U.S. insurance industry, some of which could adversely affect the results of reinsurers and insurers. Additionally, the NAIC has been responsible for establishing certain regulatory and corporate governance requirements, which are intended to result in a group-wide supervision focus and include the Model Insurance Holding Company System Regulatory Act and the Insurance Holding Company System Model Regulation, the Requirements for ERM Report within the Annual Holding Company Registration (i.e., “Form F”), the Supervisory College, the Risk Management and ORSA Model , the CGAD and the Revisions to Annual Financial Reporting Model Regulation to expand the corporate audit function to provide reasonable assurance of the effectiveness of enterprise risk management, internal controls, and corporate governance. We are unable to predict the potential effect, if any, such legislative or regulatory developments may have on our future operations or financial condition.

U.K. Prudential Regulation Authority, Financial Conduct Authority Regulations and Lloyd’s Supervision
Since 2014 the regulatory supervision over of Argo Managing Agency Limited, the managing agent of S1200, S1910 & SPA6117 has been performed by PRA and the FCA. The operations of S1200, S1910 & SPA6117 also continue to be supervised by Lloyd’s. Future regulatory changes or rulings by the PRA and/or FCA as well as the supervision of Lloyd’s could interfere with the business strategy or financial assumptions of the Syndicates, possibly resulting in an adverse effect on the financial condition and operating results of the Syndicates.
Argo Direct Limited is authorized and regulated by the FCA and provides insurance intermediation services to S1200 and ArgoGlobal SE.
Other Applicable Laws
Lloyd’s worldwide insurance and reinsurance business is subject to various regulations, laws, treaties and other applicable policies of the E.U., as well as those of each nation, state and locality in which Lloyd’s operates. Material changes in governmental requirements and laws could have an adverse effect on Lloyd’s and its member companies, including S1200, S1910 and SPA6117.
Malta Financial Services Authority (MFSA) & Swiss Financial Market Supervisory Authority (FINMA)
ArgoGlobal SE, domiciled in Malta, is authorized by the MFSA to carry on the business of insurance under the Insurance Business Act (Cap. 403). In addition, ArgoGlobal SE is subject to regulation by the E.U. and its third party branch office in Switzerland is subject to regulation by FINMA.
Institute for the Supervision of Insurance (IVASS)
ArgoGlobal Assicurazioni, domiciled in Italy, is authorized by IVASS to carry on the business of insurance under ISVAP n. 2581 of the 21.1.2008. ArgoGlobal Assicurazioni is enrolled in the Register of Insurance Companies under n. 1.00163. In addition, ArgoGlobal Assicurazioni is subject to regulation by the E.U.
Brazil’s Superintendệncia de Seguros Privados, Superintendence of Private Insurance (SUSEP)
Argo Seguros, domiciled in Brazil, is authorized to operate as a licensed insurer by the SUSEP per Ordinance nº 4.316 issued in 2011. Brazil’s insurance regulatory regime contains provisions which restrict the amount of reinsurance a domestic insurer may place with reinsurers and places limits on the amount of reinsurance that may be placed with affiliates. Such restrictions constrain the size and category of risks that Argo Seguros can retain and require that Argo Seguros be capitalized at a level that is comparatively higher than in other jurisdictions in which Argo Group maintains its insurer and/or reinsurer subsidiaries. Failure to manage the impact of such restrictions within its business plan, as well as changes in the applicable laws, rules and supplementing resolutions, could possibly result in an adverse effect on Argo Seguros’ financial condition and operating results.
Argo Re Ltd. is registered by SUSEP as an admitted reinsurer under the applicable laws and regulations of Brazil and is authorized to carry on such business through its representative office Argo Re Escritório in São Paulo, Brazil, per Ordinance nº 5.795. Changes in the applicable laws and regulations could possibly result in an adverse effect on Argo Re, Ltd.’s financial condition and operating results.
Dubai Financial Services Authority (DFSA)
ArgoGlobal Underwriting (Dubai) Ltd. is licensed to operate as an Authorized Firm (Category 4) to carry on financial services in the area of “insurance management” and “insurance intermediation.”
Monetary Authority of Singapore (MAS)
ArgoGlobal Underwriting Asia Pacific Pte. Ltd. is licensed by the MAS to participate on the Lloyd’s Asia Scheme and provide insurance intermediation services to S1200.
Insurance Agents Registration Board (IARB)
ArgoGlobal Services (Hong Kong) Limited is registered with the IARB and provides insurance intermediation services to S1910.

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
As of December 31, 2019, goodwill and other intangible assets represented approximately 14% of shareholders’ equity. During the year ended December 31, 2019, we recorded a $15.6 million goodwill impairment charge related to our European reporting unit. See Note 1, “Business and Significant Accounting Policies - Goodwill and Intangible Assets” in the Notes to the Consolidated Financial Statements for additional information related to this impairment of goodwill.
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
Election of Board of Directors
Our Bye-Laws currently provide for a classified board of directors. The directors of the class elected at each annual general meeting hold office for a term of three years, with the term of each class expiring at successive annual general meetings of shareholders. However, as announced in August 2019, the Board intends to present a proposal at the 2020 annual meeting of shareholders to amend the Company's Bye-Laws to declassify the Board.
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
The Tax Cuts and Jobs Act of 2017 (“TCJA”) was passed by the U.S. Congress and signed into law on December 22, 2017. Part of the new law, amongst other things, is intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the U.S. but have certain U.S. affiliates by introducing a new minimum Base Erosion and Anti-abuse Tax (“BEAT”) on the U.S. affiliates. A significant affiliated company adjustment utilized to compute the BEAT liability is in regards to reinsurance premiums paid by U.S. affiliates to non-U.S. affiliates. Although we are currently unable to predict the ultimate impact of the TCJA on our business and operations, the tax liability of the U.S taxpaying affiliates may increase as a result of affiliated reinsurance transactions and could adversely impact our results.
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
In order to avoid significant potential adverse U.S. federal income tax consequences for any U.S. person who owns our common shares, we must not constitute a PFIC in any year in which such U.S. person is a shareholder. Those consequences could include increasing the tax liability of the investor, accelerating the imposition of the tax and causing a loss of the basis step-up on the death of the investor. In general, a non-U.S. corporation is a passive foreign investment company for a taxable year if 75% or more of its income constitutes passive income or 50% or more of its assets produce passive income. Passive income generally includes interest, dividends and other investment income. However, passive income does not include income derived in the active conduct of an insurance business by a company that is predominantly engaged in an insurance business. This exception is intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. The TCJA modified and limits the potential application of this exception by a non-U.S. insurance company, ultimately applying a more objective test. To now qualify for this exception, a qualifying insurance entity is one that would be taxed as an insurance company if it were a U.S. corporation and maintains insurance liabilities of more than 25% of such company’s assets for a taxable year (or maintains insurance liabilities that at least equal or exceed 10% of its assets and it satisfies a facts and circumstances test that requires showing that the failure to exceed the 25% threshold is due to run-off or rating agency circumstances). The IRS issued proposed regulations intended to clarify the application of the PFIC rules to non-U.S. insurance companies, but these have not been adopted in final form and will not be effective until such time. We believe that we should not be, and currently do not expect to become, a PFIC for U.S. federal income tax purposes; however, we cannot assure you that we will not be deemed a PFIC by the IRS. We cannot predict what impact, if any, such guidance would have on persons subject to U.S. federal income tax that directly or indirectly own our shares.
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
A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of our insurance income is allocated to the organization. In general, insurance income will be allocated to a U.S. tax-exempt organization if either we are a CFC and the tax-exempt shareholder is a 10% U.S. Shareholder or there is RPII and certain exceptions do not apply. Although we do not believe that any U.S. persons should be allocated such insurance income, we cannot be certain that this will not occur. U.S. tax-exempt investors should consult their tax advisors as to the U.S. tax consequences of any allocation of our insurance income.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease office space in Bermuda, where our principal executive offices are located. We and our subsidiaries also lease office space in the United States, United Kingdom, Italy, Belgium, Brazil, the United Arab Emirates, Switzerland, Malta, Singapore and various geographic locations throughout the world. The properties are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. We believe the facilities we occupy are adequate for the purposes in which they are currently used and are well maintained.
Item 3. Legal Proceedings
SEC Investigation
In May 2019, the Company received a subpoena from the SEC seeking documents primarily with respect to the Company’s disclosure of certain compensation-related perquisites received by the Company’s former CEO, Mark E. Watson III, from 2014 through 2019 (the “Review Period”). This subpoena prompted the Company to conduct an extensive investigation, which included the engagement of outside counsel and a forensic auditor, to review the Company’s compensation-related perquisites during the Review Period.  We are continuing to fully cooperate with the SEC’s investigation and do not believe that the amounts involved are material to our financial position or results of operations.
Other
We and our subsidiaries are parties to legal actions from time to time, generally incidental to our and their business. While any litigation or arbitration proceedings include an element of uncertainty, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.
Item 4. Mine Safety Disclosure
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the NYSE under the symbol “ARGO”.

February 26, 2020, the closing price of our common stock was $60.88.
Holders of Common Stock
The number of holders of record of our common stock as of February 26, 2020 was 1,242.
Dividends
On February 18, 2020, our Board declared a quarterly cash dividend in the amount of $0.31 on each share of common stock outstanding. The dividend will be paid on March 16, 2020 to our shareholders of record on March 2, 2020.
Our dividend policy is determined by the Board and depends, among other factors, upon our earnings, operations, financial condition, capital requirements and general business outlook at the time the policy is considered.
We currently expect to continue paying comparable cash dividends to shareholders. The declaration and payment of future dividends to our shareholders will be at the discretion of our Board and will depend upon the factors noted above.
Sale of Unregistered Securities
During the year ended December 31, 2019, we did not sell or issue any unregistered securities.
Issuer Purchases of Equity Securities
On May 3, 2016, our Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous repurchase authorizations.
We have not repurchased any of our common stock for the year ended December 31, 2019. Since the inception of all the repurchase authorizations through December 31, 2019, we have repurchased 11,315,889 shares of our common stock at an average price of $40.22 per share for a total cost of $455.1 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of December 31, 2019, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
The following table provides information with respect to shares of our common stock that were repurchased or surrendered during the three months ended December 31, 2019:

Period	Total Number of Shares Surrendered (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
October 1 through October 31, 2019	1,372	$66.77	—	$53,281,805
November 1 through November 30, 2019	—	$—	—	$53,281,805
December 1 through December 31, 2019	36,992	$64.36	—	$53,281,805
Total	38,364		—	$53,281,805

Employees are permitted to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under the various employee equity compensation plans. For the three months ended December 31, 2019, we received 38,364 shares of our common stock, with an average price paid per share of $65.45, that were surrendered by employees in payment for the minimum required withholding taxes. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.
For the year ended December 31, 2019, we received 189,700 shares of our common stock, with an average price paid per share of $72.57, that were surrendered by employees in payment for the minimum required withholding taxes due to the vesting/exercise of equity compensation awards.
Performance Graph
The following performance graph compares the performance of our common stock during the five-year period from December 31, 2014 through December 31, 2019 with the performance of the NYSE Composite Index and the SNL Property & Casualty Insurance Index. The graph plots the changes in value of an initial $100 investment over the indicated time periods, assuming all dividends are reinvested. The stock price performance shown on the following graph is not intended to predict or be indicative of future price performance.

	For the Years Ended December 31,
Index	2014	2015	2016	2017	2018	2019
Argo Group International Holdings, Ltd.	$100.00	$120.38	$148.05	$140.91	$179.90	$179.11
NYSE Composite Index	$100.00	$95.91	$107.36	$127.46	$116.06	$145.66
SNL Insurance P&C Index	$100.00	$103.44	$122.08	$139.58	$134.19	$157.47

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

	For the Years Ended December 31,
(in millions, except per share amounts)	2019	2018	2017	2016	2015
Statement of Operations Data
Gross written premiums	$3,129.2	$2,955.2	$2,697.2	$2,164.8	$2,012.1
Earned premiums	1,729.5	1,731.7	1,572.3	1,410.8	1,371.9
Net investment income	151.1	133.1	140.0	115.1	88.6
Total revenue	1,969.7	1,801.8	1,774.1	1,576.5	1,506.8
Net (loss) income	(8.4)	63.6	50.3	146.7	163.2
Net (loss) income per diluted common share (1)	(0.25)	1.83	1.42	4.13	4.52
Cash dividends declared per common share (1)	1.24	1.08	0.94	0.75	0.63
Balance Sheet Data
Invested assets	$5,099.4	$4,787.0	$4,742.9	$4,320.3	$4,108.4
Total assets	10,514.5	9,558.2	8,764.0	7,205.0	6,625.6
Reserves for losses and loss adjustment expenses	5,157.6	4,654.6	4,201.0	3,350.8	3,123.6
Other indebtedness	181.3	183.4	184.5	55.4	55.2
Junior subordinated debentures	257.4	257.0	256.6	172.7	172.7
Senior unsecured fixed rate notes	140.0	139.8	139.6	139.5	139.3
Shareholders' equity	1,781.1	1,746.7	1,819.7	1,792.7	1,668.1
Other Select Data
Cash provided by operating activities	$183.3	$301.3	$165.0	$182.0	$283.2
Book value per share (1)	51.80	51.43	53.46	51.94	47.23
Combined ratio	109.1%	97.9%	107.2%	96.2%	95.0%

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
Consolidated Results of Operations
For the year ended December 31, 2019, we reported a net loss of $8.4 million, or $0.25 per fully diluted share. For the year ended December 31, 2018, we reported net income of $63.6 million, or $1.83 per fully diluted share. For the year ended December 31, 2017 we reported net income of $50.3 million, or $1.42 per fully diluted share.
The following is a comparison of selected data from our results of operations:

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Gross written premiums	$3,129.2	$2,955.2	$2,697.2
Earned premiums	$1,729.5	$1,731.7	$1,572.3
Net investment income	151.1	133.1	140.0
Fee and other income	9.1	9.0	22.5
Net realized investment gains (losses):
Net realized investment gains	120.8	33.1	39.3
Change in fair value of equity securities	(40.8)	(105.1)	—
Net realized investment gains (losses)	80.0	(72.0)	39.3
Total revenue	$1,969.7	$1,801.8	$1,774.1
Income before income taxes	$0.2	$67.7	$39.9
Income tax provision (benefit)	8.6	4.1	(10.4)
Net (loss) income	$(8.4)	$63.6	$50.3
Loss ratio	70.6%	60.1%	66.8%
Expense ratio	38.5%	37.8%	40.4%
Combined ratio	109.1%	97.9%	107.2%

	December 31, 2019	December 31, 2018
Book value per common share	$51.80	$51.43

In presenting our results in the following discussion and analysis of our results of operations, we have included certain non-generally accepted accounting principles (“non-GAAP”) financial measures within the meaning of Regulation G as promulgated by the SEC. We believe that these non-GAAP measures, specifically the current accident year non-catastrophe loss, expense and combined ratios, which may be defined differently by other companies, better explain our results of operations in a manner that allows for a more complete understanding of the underlying trends in our business. However, these measures should not be viewed as a substitute for those determined in accordance with United States generally accepted accounting principles (“GAAP”). Reconciliations of these financial measures to their most directly comparable GAAP measures are included in the table below.

	For the Years Ended December 31,
	2019		2018		2017
(in millions)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
Earned premiums, as reported	$1,729.5		$1,731.7		$1,572.3
Less:
Catastrophe-related premium adjustments - outward	(0.8)		(9.0)		(17.9)
Earned premiums, net of catastrophe-related adjustments	$1,730.3		$1,740.7		$1,590.2

Losses and loss adjustment expenses, as reported	$1,220.7	70.6%	$1,040.8	60.1%	$1,050.2	66.8%
Less:
(Unfavorable) favorable prior accident year loss development	(138.1)	(8.0)%	18.0	1.0%	8.2	0.5%
Catastrophe losses (2)	(33.6)	(2.0)%	(52.9)	(3.3)%	(127.2)	(8.7)%
Current accident year non-catastrophe losses	$1,049.0	60.6%	$1,005.9	57.8%	$931.2	58.6%
Non-catastrophe expense ratio		38.5%		37.6%		40.0%
Current accident year non-catastrophe combined ratio		99.1%		95.4%		98.6%
(1) For purposes of calculating the percentage points impact on the loss, expense and combined ratios, earned premiums were adjusted to exclude outward reinstatement and other catastrophe-related premium adjustments of $0.8 million, $9.0 million and $17.9 million the years ended December 31, 2019, 2018 and 2017.
(2) Catastrophe losses’ percentage point impact are calculated as the difference between the reported combined ratio and the combined ratio excluding incurred catastrophe losses and associated reinstatement and other catastrophe-related premium adjustments.
Gross Written and Earned Premiums
Consolidated gross written and earned premiums by our four primary insurance lines were as follows:

	For the Years Ended December 31,
	2019		2018		2017
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned	Gross Written	Net Earned
Property	$789.6	$300.4	$748.9	$337.1	$689.3	$337.7
Liability	1,270.8	805.5	1,236.3	807.5	1,109.4	698.8
Professional	524.3	274.2	425.0	234.9	346.2	212.2
Specialty	544.5	349.4	545.0	352.2	552.3	323.6
Total	$3,129.2	$1,729.5	$2,955.2	$1,731.7	$2,697.2	$1,572.3
Gross written premiums increased $174.0 million, or 5.9%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018. Our U.S. Operations experienced growth in all major lines of business during 2019, as its gross written premiums increased $167.1 million, or 9.9%, during the comparative periods. International Operations gross written premiums increased a modest $7.0 million, or 0.6%, in 2019 as compared to 2018, primarily due to growth in our Professional, Property and Liability lines, partially offset by reductions in Specialty lines. Both U.S. Operations and International Operations saw overall rate increases for the year ended December 31, 2019.

Consolidated earned premiums were relatively flat for the comparative periods, decreasing $2.2 million, or 0.1%. Earned premiums in our U.S. Operations increased $40.8 million, or 3.8%, while International Operations’ earned premiums decreased $42.9 million, or 6.6%. In both segments, we have decreased our percentage of net retained premiums (net written premiums as a percentage of gross written premiums), and, as a result, our net earned premiums, due in large part to an increase in the ongoing strategic use of reinsurance programs, most notably within Property lines, as part of overall risk management initiatives. We also increased our use of third-party capital in International Operations.
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
As part of the full integration of the reinsurance business of Ariel Re, beginning in 2018 we changed the capital structure supporting that business by introducing certain third-party trade capital to participate in the exposures we underwrite. This trade capital receives a corresponding proportion of the gross written premiums. As such, this structure has the effect of reducing the gross written premiums reported in our financial statements. In exchange, we receive certain remuneration for generating this business and for the underlying underwriting performance. There was no such structure for our Ariel Re business in 2017.
Our gross written and earned premiums are further discussed by reporting segment and major lines of business under the heading “Segment Results” below.
Net Investment Income
The increase in consolidated net investment income for the year ended December 31, 2019 as compared to the same period in 2018 was primarily due to a $17.9 million increase in net investment income from our core portfolio due to growth in our invested asset base and higher investment yields. Net investment income from our alternative investment portfolio was relatively flat, increasing $0.1 million for the year ended December 31, 2019 as compared to the same period in 2018.
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
Total invested assets at December 31, 2019 were $4,940.8 million, net of $158.6 million of invested assets attributable to our Syndicate 1200 and 1910 trade capital providers. Total invested assets at December 31, 2018 were $4,653.6 million, net of $133.4 million of invested assets attributable to our Syndicate 1200 and 1910 trade capital providers. Total invested assets at December 31, 2017 were $4,612.1 million, net of $130.8 million of invested assets attributable to Syndicate 1200’s trade capital providers.
Net Realized Investment Gains/Losses
Consolidated net realized investment gains for the year ended December 31, 2019 consisted of $142.0 million in realized gains from the sale of invested assets, including $129.0 million from the sale of equity securities. The majority of these asset sales were recognized during the fourth quarter of 2019, primarily as a result of a shift in capital management and tax planning strategies, and were partially offset by an associated $40.8 million decrease in the fair value of equity securities. During the year ended December 31, 2019, we recognized $20.3 million in other-than-temporary impairment losses related to fixed maturity securities. The remaining $0.9 million net realized investment loss related to net foreign currency exchange losses.
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
Loss and Loss Adjustment Expense
Consolidated losses and loss adjustment expenses were $1,220.7 million, $1,040.8 million and $1,050.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. The consolidated loss ratio for the year ended December 31, 2019 was 70.6%, compared to 60.1% for the same period in 2018, driven by higher net unfavorable prior-year reserve development in 2019, as compared to net favorable prior-year reserve development in 2018 (9.0 percentage points), as well as an increased current accident year non-catastrophe loss ratio (2.8 percentage points), partially offset by decreased catastrophe losses (1.3 percentage points).
The consolidated loss ratio for the year ended December 31, 2018 was 60.1%, compared to 66.8% for the same period in 2017, driven by decreased catastrophe losses (5.4 percentage points), improvement in the current accident year non-catastrophe loss ratio (0.8 percentage points), as well as higher net favorable prior-year reserve development in 2018 compared to 2017 (0.5 percentage points). In connection with the acquisition and integration of Ariel Re in 2017, we made a number of one-time catastrophe and risk-management reinsurance purchases. These 2017 purchases reduced earned premiums by $20.8 million, resulting in a 0.7 percentage point increase in the 2017 loss ratio.
The following table summarizes the above referenced prior-year loss reserve development for the year ended December 31, 2019 with respect to net loss reserves by line of business as of December 31, 2018. Our loss and loss adjustment expenses, including the prior-year loss reserve development shown in the following table, are further discussed by reporting segment under the heading “Segment Results” below.

(in millions)	Net Reserves 2018	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2018 Net Reserves
General liability	$1,306.0	$102.4	7.8%
Workers compensation	309.3	6.5	2.1%
Syndicate liability	195.6	28.3	14.5%
Commercial multi-peril	91.2	7.7	8.4%
Reinsurance - nonproportional assumed property	172.2	(8.1)	(4.7)%
Fidelity/Surety	56.9	(21.7)	(38.1)%
Syndicate Specialty	39.2	8.8	22.4%
All other lines	392.5	14.2	3.6%
Total	$2,562.9	$138.1	5.4%
In determining appropriate reserve levels for the year ended December 31, 2019, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for loss and loss adjustment expenses and record our best estimate. Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data. While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent years, this does not imply that more recent accident years’ reserves also will develop favorably; pricing, reinsurance costs, legal environment, general economic conditions including changes in inflation and many other factors impact our ultimate loss estimates.
Consolidated gross reserves for loss and loss adjustment expenses were $5,157.6 million (including $238.5 million of reserves attributable to our Syndicate 1200 and 1910 trade capital providers), $4,654.6 million (including $226.2 million of reserves attributable to our Syndicate 1200 and 1910 trade capital providers) and $4,201.0 million (including $226.8 million of reserves attributable to Syndicate 1200’s trade capital providers) as of December 31, 2019, 2018 and 2017, respectively. Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Underwriting, Acquisition and Insurance Expenses
Consolidated underwriting, acquisition and insurance expenses were $665.8 million, $654.7 million and $635.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. The consolidated expense ratios were 38.5%, 37.8% and 40.4% for the years ended December 31, 2019, 2018 and 2017, respectively. The increase in expenses in 2019 compared to 2018 includes additional operating expenses of approximately $9 million related to costs associated with a reduction in workforce, an allowance for doubtful accounts related to our European business unit, and adjustments to underwriting expenses based on certain costs previously allocated to investment income and trade capital providers.
The improvement in 2018 compared to 2017 reflects the benefits of scale due to increased net earned premiums, including the favorable year-over-year impact of the aforementioned $20.8 million reduction in net earned premiums in 2017 related to one-time catastrophe and risk-management reinsurance purchases, as well as lower operating costs within the Reinsurance business unit of our International Operations due to expenses attributable to third-party capital providers. Partially offsetting these lower operating costs were the continued investments in people and technology in strategic growth areas of our business.
Interest Expense
Consolidated interest expense was $33.6 million, $31.6 million and $27.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. The increase in 2019 when compared to 2018 was attributable to increased short-term LIBOR rates concentrated during the first six months of 2019. The increase in 2018 was primarily attributable to increases in short-term LIBOR rates throughout the year ended December 31, 2018, as compared to the same period in 2017. Additionally, during 2018 we incurred a full twelve months of interest expense on the debt acquired as part of the February 6, 2017 Ariel Re acquisition and the $125.0 million term loan entered into during the first quarter of 2017 to help fund that transaction. Comparatively, these same debt instruments accrued interest at a lower rate and for less than the full twelve months during the year ended December 31, 2017.
Foreign Currency Exchange Gains/Losses
Consolidated foreign currency exchange gains were $9.6 million and $0.1 million for the years ended December 31, 2019 and December 31, 2018, respectively, as compared to losses of $6.3 million for the year ended December 31, 2017. The changes in the foreign currency exchange gains/losses were due to fluctuations of the U.S. Dollar, on a weighted average basis, against the currencies in which we transact our business.
For the year ended December 31, 2019, the foreign currency exchange gain was driven by the U.S. Dollar strengthening against the Euro and the Australian Dollar, partially offset by the U.S. Dollar weakening against British Pound and the Canadian Dollar. For the year ended December 31, 2018, the small foreign currency exchange gain was driven by the U.S. Dollar strengthening against the British Pound. For the year ended December 31, 2017, the foreign currency exchange losses were driven by the U.S. Dollar weakening against the British Pound, the Euro, the Canadian Dollar and the Australian Dollar.
Other Corporate Expenses
During the year ended December 31, 2019, we incurred substantial non-recurring costs associated with a number of activities that began with first quarter proxy solicitation efforts and shareholder engagement. The costs associated with these and other activities, which included responding to a subpoena from the SEC, a separation agreement with our former CEO, and exiting certain contractual obligations related to sponsorships, aviation and other corporate assets are recorded in the line item “Other corporate expenses” in the Company’s Consolidated Statements of (Loss) Income. For the year ended December 31, 2019, other corporate expenses were $37.6 million. There were no comparable costs incurred during the year ended December 31, 2018. All of these other corporate expenses have been excluded from the calculation of our expense ratio.
Impairment of Goodwill
During the year ended December 31, 2019, we recorded a $15.6 million impairment charge on the goodwill related to the acquisition of Ariscom. Management’s fourth quarter of 2019 analysis of the European reporting unit, which includes Ariscom, reflected an implied fair value which was below the reporting unit’s carrying value. Additionally, the European reporting unit failed to meet its operating plan during 2019. As such, the goodwill impairment charge was recorded during the fourth quarter of 2019, and is included in the results of our International Operations reporting segment.

Income Tax Provision
The consolidated provision for income taxes was $8.6 million for the year ended December 31, 2019, compared to $4.1 million for the year ended December 31, 2019, and an income tax benefit of $10.4 million for the year ended December 31, 2017. The consolidated income tax provision represents the income tax expense or benefit associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the consolidated provision for income taxes represents taxes on net income for our Belgium, Brazil, Ireland, Italy, Malta, Switzerland, United Kingdom and United States operations. The consolidated effective tax rates were not meaningful, 6.1% and -26.1% for the years ended December 31, 2019, 2018 and 2017, respectively.
The increase in the effective tax rate for the year ended December 31, 2019 as compared to the same period in 2018 was primarily related to the change in concentration of jurisdictional mix of taxable income in 2019 compared to 2018. Additionally, the 2018 effective tax rate includes a favorable impact related to the new reporting requirement for the change in the fair value of our equity securities that was effective January 1, 2018, which lowered our pre-tax income by $105.1 million for the year ended December 31, 2018. The change in the fair value of equity securities for years prior to 2018 is not presented as a component of net income. The 2017 effective tax rate benefited from the impact of the U.S. tax reform legislation enacted during that period.
Segment Results
We are primarily engaged in writing property and casualty insurance and reinsurance. We have two primary reporting segments: U.S. Operations and International Operations. Additionally, we have a Run-off Lines segment for products that we no longer underwrite.
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

U.S. Operations
The following table summarizes the results of operations for the U.S. Operations segment:

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Gross written premiums	$1,859.3	$1,692.2	$1,509.8
Earned premiums	$1,119.7	$1,078.9	$936.6
Losses and loss adjustment expenses	690.4	628.2	528.1
Underwriting, acquisition and insurance expenses	368.7	354.8	319.1
Underwriting income	60.6	95.9	89.4
Net investment income	100.0	82.9	87.2
Interest expense	(20.5)	(16.2)	(14.1)
Fee and other income	0.4	1.5	16.2
Fee and other expense	(1.4)	(2.7)	(9.3)
Income before income taxes	$139.1	$161.4	$169.4
Loss ratio	61.7%	58.2%	56.4%
Expense ratio	32.9%	32.9%	34.1%
Combined ratio	94.6%	91.1%	90.5%
Loss reserves at December 31	$2,775.1	$2,498.9	$2,196.1
The following table contains a reconciliation of certain non-GAAP financial measures, specifically the current accident year non-catastrophe loss, expense and combined ratios, to their most directly comparable GAAP measures for our U.S. Operations.

	For the Years Ended December 31,
	2019		2018		2017
(in millions)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
Earned premiums	$1,119.7		$1,078.9		$936.6
Less:
Catastrophe-related premium adjustments - outward	—		(7.7)		(5.1)
Earned premiums, net of catastrophe-related adjustments	$1,119.7		$1,086.6		$941.7

Losses and loss adjustment expenses, as reported	$690.4	61.7%	$628.2	58.2%	$528.1	56.4%
Less:
(Unfavorable) favorable prior accident year loss development	(15.7)	(1.4)%	20.8	1.9%	38.7	4.1%
Catastrophe losses (2)	(14.4)	(1.3)%	(15.6)	(1.8)%	(16.8)	(2.1)%
Current accident year non-catastrophe losses	$660.3	59.0%	$633.4	58.3%	$550.0	58.4%
Non-catastrophe expense ratio		32.9%		32.7%		33.9%
Current accident year non-catastrophe combined ratio		91.9%		91.0%		92.3%
(1) For purposes of calculating the percentage points impact on the loss, expense and combined ratios, earned premiums were adjusted to exclude outward reinstatement and other catastrophe-related premium adjustments of $7.7 million and $5.1 million for the years ended December 31, 2018 and 2017, respectively.
(2) Catastrophe losses’ percentage point impact are calculated as the difference between the reported combined ratio and the combined ratio excluding incurred catastrophe losses and associated reinstatement and other catastrophe-related premium adjustments.

Gross Written and Earned Premiums
Gross written and earned premiums by our four primary insurance lines were as follows:

	For the Years Ended December 31,
	2019		2018		2017
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned	Gross Written	Net Earned
Property	$284.9	$137.5	$252.3	$126.4	$246.7	$113.4
Liability	1,072.6	700.1	1,042.3	707.1	946.7	619.2
Professional	315.9	158.9	234.8	131.6	176.5	111.3
Specialty	185.9	123.2	162.8	113.8	139.9	92.7
Total	$1,859.3	$1,119.7	$1,692.2	$1,078.9	$1,509.8	$936.6
Property
The increase in gross written and earned premiums for the year ended December 31, 2019 compared to the same period in 2018 was due to a new fronted program launched earlier this year, growth from the contract, transportation and marine divisions, and rate increases that the property and public entity divisions have achieved. The increase in net earned premium for the year ended December 31, 2019 compared to the same period ended December 31, 2018 was due to gross premium production growth, partially offset by the reduction in net earned premiums associated with the impact from the ongoing strategic use of reinsurance programs, as a part of overall risk management.
The increase in gross written premiums for the year ended December 31, 2018 compared to the same period in 2017 was due to growth initiatives executed in our property, contract binding, and transportation divisions, partially offset by the termination of a fronted program in 2017. While the same products referenced above contributed to the increase in earned premiums, the margin of increase was diminished by a new reinsurance program intended to transfer more of our property exposure. Another large property program launched in 2017 has a majority of its business placed with policy terms longer than twelve months, which also impacted the growth in earned premium in 2018. Earned premiums were reduced by $7.7 million during the year ended December 31, 2018 due to net outward reinstatement premium adjustments primarily related to Hurricane Michael. Earned premiums in 2017 were reduced by $9.2 million due to various reinsurance premium adjustments.
Liability
The increase in gross written premium for the year ended December 31, 2019 compared to the same period in 2018 was due to growth realized by the general casualty, transportation and environmental divisions. There was a planned decrease in premium from the fronted workers compensation programs, which partially offset the growth in this line as a result. Net earned premium decreased for the year ended December 31, 2019 compared to the same period in 2018, as the gross premium production growth during the year was offset by the reduction in net earned premiums associated with the impact from the ongoing strategic use of reinsurance programs, as a part of overall risk management.
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
Professional
Increases in gross written and net earned premiums for the year ended December 31, 2019, as compared to the same period in 2018, were primarily due to favorable market conditions in the directors’ and officers’ liability and errors and omissions lines that resulted in more rate and new business growth, and new programs that were launched in 2018 that also drove new business.
The increase in gross written and earned premiums for the year ended December 31, 2018 as compared to the same period in 2017 was driven by the continued investment in the teams that underwrite and support this line of business, as well as the introduction of new products.

Specialty
The increase in gross written and net earned premiums for the year ended December 31, 2019 compared to the same period in 2018 was primarily due to the growth in Surety, and to a lesser extent, premium from fronted marine programs that were launched in late 2018.
The increase in gross written and earned premiums for the year ended December 31, 2018 as compared to the same period in 2017 was primarily due to the continued growth in our surety lines, partially offset by planned reductions in certain programs.
Loss and Loss Adjustment Expenses
The loss ratios for the years ended December 31, 2019, 2018 and 2017 were 61.7%, 58.2% and 56.4%, respectively. The higher loss ratio in 2019, as compared to 2018, was driven by a deterioration of 3.3 percentage points from net unfavorable prior-year reserve development in 2019, as compared to net favorable prior-year reserve development in 2018. The higher loss ratio in 2018, as compared to 2017, was driven by a deterioration of 2.2 percentage points related to lower net favorable prior-year reserve development in 2018, as compared to 2017.
The current accident year non-catastrophe loss ratio for the years ended December 31, 2019, 2018 and 2017 were 59.0%, 58.3% and 58.4%, respectively. The deterioration in 2019 was driven by an increased level of property losses and, to a lesser extent, loss experience in certain liability lines. The current accident year non-catastrophe loss ratios were comparable for the years ended December 31, 2018 and 2017.
Net unfavorable prior-year reserve development for the year ended December 31, 2019 was $15.7 million (1.4 percentage points) and related primarily to unfavorable prior-year reserve development on liability claims within our E&S lines business, as well as in property lines, partially offset by favorable prior-year reserve development in specialty lines. The net favorable prior-year reserve development for the year ended December 31, 2018 was $20.8 million (1.9 percentage points) which was primarily concentrated in our general liability and surety lines, partially offset by unfavorable loss reserve development on prior accident years in commercial multi-peril lines. The net favorable prior-year reserve development for the year ended December 31, 2017 was $38.7 million (4.1 percentage points) was primarily concentrated in our general liability, workers compensation, surety and commercial automobile lines.
Catastrophe losses for the year ended December 31, 2019 were $14.4 million (1.3 percentage points) and included Hurricane Dorian and other U.S. storms, including Midwest floods. Catastrophe losses for the year ended December 31, 2018 were $15.6 million (1.8 percentage points) and were primarily attributable to the Woolsey and Camp California wildfires, Hurricane Florence, and other smaller storms in the United States. Catastrophe losses for the year ended December 31, 2017 were $16.8 million (2.1 percentage points) and related to Hurricanes Harvey and Irma, other smaller storms and the California wildfires.
Underwriting, Acquisition and Insurance Expenses
The expense ratio was unchanged at 32.9% for each of the years ended December 31, 2019 and 2018. The decrease in the expense ratio for the year ended December 31, 2018 as compared to the same period in 2017 was primarily attributable to the impact of the 15.2% year-over-year increase in earned premiums combined with lower acquisition costs, primarily offset by strategic investments in people and technology, including digital initiatives in support of premium growth.
Fee and Other Income/Expense
Fee and other income, and the associated fee and other expense, improved on a net basis for the year ended December 31, 2019 as compared to the same period in 2018, as our operations for third party claims handling showed improved results, which offset an adverse profit commission adjustment recognized on the runoff of the discontinued brokerage book of business that was sold during the year ended 2017.
Fee and other income, and the associated fee and other expense, decreased for the year ended December 31, 2018 as compared to the same period in 2017 primarily due to the result of a transaction that was executed in the third quarter of 2017 to transfer to a third-party the distribution rights and operations of certain business managed on behalf of unaffiliated insurance companies. The fee income and expense related to this program were recorded as part of our fee and other income and expense, respectively.

International Operations
The following table summarizes the results of operations for the International Operations segment:

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Gross written premiums	$1,269.7	$1,262.7	$1,187.3
Earned premiums	$609.6	$652.5	$635.8
Losses and loss adjustment expenses	518.3	400.3	504.8
Underwriting, acquisition and insurance expenses	250.2	245.8	242.2
Underwriting (loss) income	(158.9)	6.4	(111.2)
Net investment income	44.2	32.9	32.7
Interest expense	(11.0)	(9.3)	(9.7)
Fee and other income	5.9	4.7	3.7
Fee and other expense	(1.6)	(1.8)	(2.2)
Impairment of goodwill	(15.6)	—	—
(Loss) income before income taxes	$(137.0)	$32.9	$(86.7)
Loss ratio	85.0%	61.3%	79.4%
Expense ratio	41.0%	37.7%	38.1%
Combined ratio	126.0%	99.0%	117.5%
Loss reserves at December 31	$2,129.0	$1,890.1	$1,723.0
The following table contains a reconciliation of certain non-GAAP financial measures, specifically the current accident year non-catastrophe loss, expense and combined ratios, to their most directly comparable GAAP measures for our International Operations.

	For the Years Ended December 31,
	2019		2018		2017
(in millions)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
Earned premiums, as reported	$609.6		$652.5		$635.8
Less:
Catastrophe-related premium adjustments - outward	(0.8)		(1.3)		(12.8)
Earned premiums, net of catastrophe-related adjustments	$610.4		$653.8		$648.6

Losses and loss adjustment expenses, as reported	$518.3	85.0%	$400.3	61.3%	$504.8	79.4%
Less:
(Unfavorable) favorable prior accident year loss development	(110.4)	(18.1)%	9.5	1.5%	(13.2)	(2.0)%
Catastrophe losses (2)	(19.2)	(3.2)%	(37.3)	(5.8)%	(110.4)	(18.6)%
Current accident year non-catastrophe losses	$388.7	63.7%	$372.5	57.0%	$381.2	58.8%
Non-catastrophe expense ratio		41.0%		37.6%		37.3%
Current accident year non-catastrophe combined ratio		104.7%		94.6%		96.1%
(1) For purposes of calculating the percentage points impact on the loss, expense and combined ratios, earned premiums were adjusted to exclude outward reinstatement and other catastrophe-related premium adjustments of $0.8 million, $1.3 million, and $12.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
(2) Catastrophe losses’ percentage point impact are calculated as the difference between the reported combined ratio and the combined ratio excluding incurred catastrophe losses and associated reinstatement and other catastrophe-related premium adjustments.

Gross Written and Earned Premiums
Gross written and earned premiums by our four primary insurance lines were as follows:

	For the Years Ended December 31,
	2019		2018		2017
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned	Gross Written	Net Earned
Property	$504.7	$162.9	$496.6	$210.7	$442.6	$224.3
Liability	198.0	105.2	193.7	100.1	162.6	79.6
Professional	208.4	115.3	190.2	103.3	169.7	100.9
Specialty	358.6	226.2	382.2	238.4	412.4	231.0
Total	$1,269.7	$609.6	$1,262.7	$652.5	$1,187.3	$635.8
Property
The increase in gross written premiums for the year ended December 31, 2019 as compared to the same period in 2018 was due to an improved rate environment and increased new business accounts in our Bermuda Insurance operation. Net earned premiums declined in 2019 as compared to 2018 due to an increase in the ongoing strategic use of reinsurance programs as part of overall risk management initiatives, as well as increasing our use of third-party capital at Lloyd’s.
The increase in gross written premiums for the year ended December 31, 2018 as compared to the same period in 2017 was due to growth in our European operations and our Reinsurance business, partially offset by planned premium reductions within Syndicate 1200. Our European operations contributed $68.3 million of gross written premiums in the current period compared to $6.5 million of gross written premiums in the same period in 2017. The significant growth in Europe was driven by new programs and the addition of ArgoGlobal SpA (formerly Ariscom), the Italian business we acquired in early 2018. Growth in gross written premiums in our Reinsurance business was primarily due to the timing of the Ariel Re acquisition in February 2017, as Ariel Re has a significant property contract subject to renewal in January of each year which was not included in our results for the same period of 2017. This was partially offset by the introduction of certain third-party capital for Ariel Re and our resulting reduced participation in Syndicate 1910 in the current year. The decrease in net earned premiums for the year ended December 31, 2018 as compared to the same period in 2017 was also due to the aforementioned change in capital structure for Ariel Re related to the use of third-party capital.
Liability
The increase in gross written premiums for the year ended December 31, 2019 as compared to the same period in 2018 was due to increased business flow and an improved rate environment in our Bermuda Casualty operation. Net earned premiums increased in 2019 as compared to 2018 due to the earning of premiums written in 2018 related to our European binder business as well as the higher premiums from improved rates in our Bermuda Casualty operation.
The increase in gross written and net earned premiums for the year ended December 31, 2018 as compared to the same period in 2017 was due to planned geographic expansion in our European operations, growth in new business writings in Syndicate 1200 in certain motor business, and increased writings in small-to-medium sized enterprise package business resulting from prior years of account binder premium increases. These growth drivers were partially offset by lower premium production coming from Bermuda as a result of the strategic decision to non-renew certain utility accounts.
Professional
The increase in gross written and net earned premiums for the year ended December 31, 2019 as compared to the same period in 2018 was primarily driven by Syndicate 1200 due to current and prior year (binder) growth within Professional Indemnity and Directors & Officers. Increased rate and business flow in our Bermuda Insurance operation also contributed to the year-over-year growth.
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

Specialty
The decrease in gross written and net earned premiums for the year ended December 31, 2019 as compared to the same period in 2018 was mainly concentrated in our Syndicate 1200 business, and was due to optimization efforts concentrated in Syndicate 1200, which have resulted in our exit from onshore energy, yachts and hull lines of business, and operations in Asia. Premium reductions for prior years of account in our reinsurance business written out of our Lloyd’s platform also contributed to the decline in net earned premiums.
The decrease in gross written and earned premiums for the year ended December 31, 2018 as compared to the same period in 2017 was due to the aforementioned change in capital structure of Ariel Re and the resulting reduced participation in Syndicate 1910 from the use of certain third-party capital. Partially offsetting the decline in Ariel Re was gross written and earned premiums growth in Syndicate 1200 and our European operations. Syndicate 1200 growth was driven by marine and energy business, increases in political risks and prior year of account binder premium adjustments in cargo lines. European growth was driven by new business in the surety book, as well as the addition of ArgoGlobal SpA.
Loss and Loss Adjustment Expenses
The loss ratios for the years ended December 31, 2019, 2018 and 2017 were 85.0%, 61.3% and 79.4%, respectively. The higher loss ratio in 2019, as compared to 2018, was driven by a deterioration of 19.6 percentage points from net unfavorable prior-year reserve development in 2019, as compared to net favorable prior-year reserve development in 2018, as well as an increase in the current accident year non-catastrophe loss ratio of 6.7 percentage points. The improvement in the loss ratio in 2018, as compared to 2017, was primarily attributable to a decline in catastrophe losses by 12.8 percentage points, net favorable development on prior accident year loss reserves in 2018 (compared to net unfavorable development on prior accident year loss reserves in 2017) by 3.5 percentage points, and a 1.8 percentage point improvement in the current accident year non-catastrophe loss ratio.
The current accident year non-catastrophe loss ratio for the years ended December 31, 2019, 2018 and 2017 were 63.7%, 57.0% and 58.8%, respectively. The deterioration in 2019 related to property, liability and marine lines. The adjustment reflected a change in actuarial estimates based on a more frequent occurrence of large losses and the recalibration of the current year based on prior year adjustments. The improvement in the current accident year non-catastrophe loss ratio during the year ended December 31, 2018, compared to the same period in 2017, was primarily due to the year-over-year impact of the additional reinsurance purchases in 2017 as part of integrating Ariel Re into our corporate reinsurance and risk management program, which adversely affected the loss ratios due to lowering the net earned premium base. Additionally, there were improvements in Syndicate 1200 property lines during 2018.
Net unfavorable prior-year reserve development for the year ended December 31, 2019 was $110.4 million (18.1 percentage points) and was primarily concentrated in our liability and professional lines. The charges impacted our Bermuda casualty and professional divisions, and our Syndicate 1200 and European operations. The charges in our Bermuda business stemmed from public utility business in our casualty division, which we previously exited, as well as updated estimates on a number of other casualty and professional claims based on new information received in the last three quarters of 2019. The new information included investigations regarding causes of the incidents leading to the losses, reports provided by outside counsel, audits of the underlying losses and recent court decisions, settlements and jury awards. The result was an increase in the number of claims with the potential for underlying losses to reach our attachment point. As it relates to Syndicate 1200, the adverse development generally related to businesses that we have previously exited or where aggressive remedial underwriting actions have been taken. The development related to large claims involving the marine and energy and liability divisions. Losses on small and medium enterprise package business were also higher than expected. As it relates to Europe, the adverse development primarily related to certain cover-holders whose contracts were previously terminated or where aggressive remedial underwriting actions have been taken as well as unexpected movements in large professional liability losses. The unfavorable development during the year was also attributable to the results of ongoing audits, underwriting reviews, and updates from those cover-holders, which included the identification of differences from original expectations with regard to the classes written, the distribution of writings by geography, and the rates charged by the cover-holders.
Net favorable prior-year reserve development for the year ended December 31, 2018 was $9.5 million (1.5 percentage points) and was concentrated in the specialty and liability lines. Net unfavorable prior-year reserve development for the year ended December 31, 2017 was $13.2 million (2.0 percentage points) and was concentrated in the property and liability lines, primarily due to the first quarter 2017 Ogden rate change and newly reported claims from Hurricane Matthew.
Catastrophe losses for the year ended December 31, 2019 were $19.2 million (3.2 percentage points) and related to Hurricane Dorian, Typhoons Hagibis and Faxai, U.S. storms, and included losses from flooding. Catastrophe losses for the year ended December 31, 2018 were $37.3 million (5.8 percentage points) and were primarily attributable to Hurricanes Florence and Michael, the Woolsey and Camp California wildfires, and other storms primarily outside the United States. Catastrophe losses for the year ended December 31, 2017 were $110.4 million (18.6 percentage points) and were attributable to Hurricanes Harvey, Irma and Maria, the California wildfires, other storms primarily in the United States, and the Mexican earthquakes.

Underwriting, Acquisition and Insurance Expenses
The increase in the expense ratio for the year ended December 31, 2019 as compared to the same period in 2018 was primarily attributable to an allowance for doubtful accounts related to our European business unit, adjustments for certain costs previously allocated to trade capital providers and increased IT and other operating costs. Our 2019 expense ratio was also unfavorably impacted by an increase in the ongoing strategic use of reinsurance programs as part of overall risk management initiatives.
The decrease in the expense ratio for the year ended December 31, 2018 as compared to the same period in 2017 was primarily attributable to the increase in earned premiums related to growth from the expansion of our European operations. We also saw a favorable impact on our expense ratio compared to the same period in 2017 as a result of the aforementioned change in capital structure for Ariel Re and the use of certain third-party capital, as well as additional quota share reinsurance purchased in the current year which resulted in increased ceding and profit commissions.
Fee and Other Income/Expense
Fee and other income represents amounts we receive in connection with the management of third-party capital for our underwriting Syndicates at Lloyd’s. Fee and other income increased for the year ended December 31, 2019 as compared to the same period ended 2018 primarily due to increased use of third-party capital and additional managing agent fee income.
Fee and other expenses related to generating fee income were slightly reduced for the year ended December 31, 2019 as compared to the same period in 2018.
Fee and other income increased for the year ended December 31, 2018 as compared to the same period ended 2017 primarily due to fee income earned by Syndicate 1910, particularly from fees earned from third-party capital providers introduced in 2018, as previously discussed.
The slight decrease in fee and other expenses for the year ended December 31, 2018 as compared to the same period in 2017 is primarily due to lower costs related to outside services and employee benefits.
Run-off Lines
The following table summarizes the results of operations for the Run-off Lines segment:

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Earned premiums	$0.2	$0.3	$(0.1)
Losses and loss adjustment expenses	12.0	12.3	17.3
Underwriting, acquisition and insurance expenses	2.4	3.9	8.3
Underwriting loss	(14.2)	(15.9)	(25.7)
Net investment income	5.7	8.1	9.3
Interest expense	(1.3)	(1.5)	(1.5)
Loss before income taxes	$(9.8)	$(9.3)	$(17.9)
Earned premiums for the years ended December 31, 2019, 2018 and 2017 were attributable to final audits, reinstatement premiums and other adjustments on policies previously underwritten.
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
Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses for the year ended December 31, 2019 included $12.0 million of net unfavorable loss reserve development on prior accident years, of which $7.5 million was in asbestos and environmental lines and $6.3 million in other run-off lines, partially offset by $1.8 million of net favorable loss reserves development on prior accident years in risk management.
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

	For the Years Ended December 31,
	2019		2018		2017
(in millions)	Gross	Net	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$54.7	$46.2	$55.9	$47.2	$48.4	$40.6
Incurred losses	10.5	8.3	8.3	8.0	12.8	15.4
Losses paid	(12.6)	(10.7)	(9.5)	(9.0)	(5.3)	(8.8)
Loss reserves - asbestos and environmental, end of period	52.6	43.8	54.7	46.2	55.9	47.2
Risk-management reserves	188.1	116.9	197.0	122.6	219.6	136.9
Run-off reinsurance reserves	0.5	0.5	1.6	1.6	1.8	1.8
Other run-off lines	12.3	7.2	12.2	7.1	4.6	4.6
Total loss reserves - Run-off Lines	$253.5	$168.4	$265.5	$177.5	$281.9	$190.5

The following table represents the components of gross loss reserves for the Run-off Lines:

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Asbestos:
Direct
Case reserves	$2.7	$2.7	$2.1
Unallocated loss adjustment expense ("ULAE")	0.5	0.5	0.5
Incurred but not reported (“IBNR”)	16.1	19.1	18.8
Total direct written reserves	19.3	22.3	21.4
Assumed domestic
Case reserves	9.1	8.7	9.8
ULAE	0.8	0.8	0.8
IBNR	11.2	12.0	13.7
Total assumed domestic reserves	21.1	21.5	24.3
Assumed London
Case reserves	1.3	1.5	2.3
ULAE	—	—	—
IBNR	1.1	1.5	0.6
Total assumed London reserves	2.4	3.0	2.9
Total asbestos reserves	42.8	46.8	48.6
Environmental reserves	9.7	8.0	7.3
Risk-management reserves	188.1	197.0	219.6
Run-off reinsurance reserves	0.5	1.6	1.8
Other run-off lines	12.3	12.2	4.6
Total loss reserves - Run-off Lines	$253.5	$265.6	$281.9
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
The following table represents a reconciliation of the number of asbestos and environmental claims outstanding:

	For the Years Ended December 31,
	2019	2018	2017
Open claims, beginning of the year	751	846	964
Claims closed during the year	121	145	204
Claims opened during the year	77	50	86
Open claims, end of the year	707	751	846
The following table represents gross payments on asbestos and environmental claims:

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Gross payments on closed claims	$1.6	$6.1	$5.0
Gross payments on open claims	10.2	3.4	0.3
Total gross payments	$11.8	$9.5	$5.3

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
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the Run-off Lines segment consists primarily of administrative expenses. Underwriting expense for the year ended December 31, 2019 was favorably impacted by decreases in overhead expense, policyholder dividends, fees and assessments and the collection of a receivable that had previously been deemed uncollectible. Underwriting expense for the year ended December 31, 2018 was favorably impacted by decreased overhead expenses. Underwriting expense for the year ended December 31, 2017 was unfavorably impacted by increased overhead expenses and policyholder dividends.
Recent Changes to Ratings
On February 26, 2020, A.M. Best downgraded all of our insurance and reinsurance companies to an FSR of “A-” (Excellent) from “A” (Excellent). Argo Group U.S., Inc. was downgraded to an ICR and senior unsecured Debt Rating of “bbb-” from “bbb.” Except Argo Seguros, which are not rated, all of our insurance and reinsurance companies were downgraded to an ICR of “a-” from “a.” The outlook assigned to all of these ratings is negative.
Although the Company is still assessing the impact of this recent downgrade, we do not believe that this change in rating will materially impact the Company’s business operations. However, the downgrade may impair our ability to sell insurance policies and could materially and adversely affect our competitive position in the insurance industry, future financial condition and operating results.
Liquidity and Capital Resources
Our insurance and reinsurance subsidiaries require liquidity and adequate capital to meet ongoing obligations to policyholders and claimants and fund operating expenses. During the year ended December 31, 2019, cash flow provided by operations was $183.3 million. Based on current premium volumes and other measures of capital deployed in our business, we determined we had excess capital and, therefore, returned capital to our shareholders through dividend payments to our shareholders. We believe our liquidity generated from operations and, if required, from our investment portfolio, will be sufficient to meet our obligations for the foreseeable future. We believe we have access to various sources of liquidity including cash, investments and the ability to borrow under our revolving credit facility.
Cash Flows
The primary sources of our cash flows are premiums, reinsurance recoveries, proceeds from sales and redemptions of investments and investment income. The primary cash outflows are claim payments, loss adjustment expenses, reinsurance costs, underwriting, acquisition and overhead expenses, purchases of investments and income taxes. Management believes that cash receipts from premiums, proceeds from investment sales and redemptions and investment income are sufficient to cover cash outflows in the foreseeable future. We believe we have access to additional sources of liquidity should the need for additional cash arise.

Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the years ended December 31, 2019, 2018 and 2017, cash provided by operating activities was $183.3 million, $301.3 million and $165.0 million, respectively. The decrease in cash flows provided by operating activities in 2019 compared to 2018 and in 2017 compared to 2018 was attributable to various fluctuations within our operating activities. The decrease in cash flows from operating activities in 2019 compared to 2018 was primarily related to payments on prior accident year claims during 2019, primarily driven by catastrophe claims. Net cash flows provided by operating activities for the year ended December 31, 2018 included approximately $80 million of cash received from certain third parties in advance of certain large claim settlements related to the third quarter 2017 hurricanes. Conversely, net cash provided by operating activities for the year ended December 31, 2019 included claim payments of approximately $20 million related to the third quarter 2017 hurricanes. This transaction is included in the line item “Accrued underwriting expense and other liabilities” in the operating activities section of our Consolidated Statements of Cash Flows. Additionally, in 2019 Argo Re entered into an intercompany loan agreement with Syndicate 1910, whereby approximately $65 million was loaned to Syndicate 1910 at a commercial rate of interest, of which amount, approximately $40 million pertained to Syndicate 1910’s third party capital providers and is therefore included as a loan receivable in “Other assets” within our Consolidated Balance Sheets. The cash flows related to this transaction is included in the line item “Other, net” in the operating activities section of our Consolidated Statement of Cash Flows.
For the years ended December 31, 2019, 2018 and 2017, net cash used in investing activities was $142.8 million, $268.3 million and $121.3 million, respectively. The decrease in cash flows used in investing activities from 2018 to 2019 was mainly the result of maturities, sales of fixed maturity investments and equity securities and decrease in cash used to purchased equity securities, partially offset by an increase in cash used to purchase short-term investments. Included in cash used in investing activities in 2017 was the $235.3 million cash outflow related to the purchase of Maybrooke, net of $130.1 million of cash acquired. The increase in cash used in investing from 2017 to 2018 was mainly the result of the increase in cash used to purchase short-term investments, decrease in the proceeds from sale and maturities of fixed maturity securities, partially offset by a decrease in cash used to purchase equity investments. As of December 31, 2019, 2018 and 2017, $845.0 million, $482.3 million, and $368.5 million, respectively, of the investment portfolio were invested in short-term investments.
For the years ended December 31, 2019, 2018 and 2017, net cash (used in) provided by financing activities was $(41.8) million, $(67.6) million, and $48.0 million, respectively. During 2019, we did not repurchase any common shares. During 2018 and 2017, we repurchased approximately 0.5 million, and 0.8 million shares, respectively, of our common shares for a total cost of $31.7 million, $45.2 million, respectively. We paid dividends to our shareholders totaling $43.1 million, $37.5 million and $33.2 million during the years ended December 31, 2019, 2018 and 2017, respectively.
We invest excess cash in a variety of investment securities. As of December 31, 2019, our investment portfolio consisted of 71.3% fixed maturities, 2.4% equity securities, 9.7% other investments 16.6% short-term investments (based on fair value) compared to 72.3% fixed maturities, 7.4% equity securities,10.2% other investments and 10.1% short-term investments as of December 31, 2018. We classify the majority of our investment portfolio as available-for-sale; resulting in these investments being reported at fair market value with unrealized gains and losses, net of tax, being reported as a component of shareholders’ equity. At December 31, 2019, no investments were designated as trading. No issuer (excluding United States Government and United States Governmental agencies) of fixed maturity or equity securities represents more than 5.4% of shareholders’ equity at December 31, 2019.
Reinsurance and Collateral Held by Argo
We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position. Increases in the costs of this program, or the failure of our reinsurers to meet their obligations in a timely fashion, may have a negative impact on liquidity.
Under certain insurance programs (i.e., large deductible programs and surety bonds) and various reinsurance agreements, collateral and letters of credit (“LOCs”) are held for our benefit to secure performance of insureds and reinsurers in meeting their obligations. At December 31, 2019, the amount of such collateral and LOCs held under insurance and reinsurance agreements was $577.2 million and $1,184.7 million, respectively. Collateral can also be provided in the form of trust accounts. As we are the beneficiary of these trust accounts only to secure future performance, these amounts are not reflected in our consolidated balance sheets. Collateral provided by an insured or reinsurer may exceed or fall below the amount of their total outstanding obligation.
LOCs have been filed with Lloyd’s by trade capital providers as part of the terms of whole account quota share reinsurance contracts entered into by the trade capital providers. In the event such LOCs are funded, the outstanding balance would be the responsibility of the trade capital providers.

Holding company and Intercompany Dividends
Argo Group and its other non-insurance company subsidiaries are dependent on dividends and other permitted payments from their insurance and reinsurance subsidiaries in order to pay cash dividends to their shareholders, for debt service and for their operating expenses. The ability of our insurance and reinsurance subsidiaries to pay dividends is subject to certain restrictions imposed by the jurisdictions of domicile that regulate these subsidiaries and each jurisdiction has calculations for the amount of dividends that our subsidiary can pay without the approval of the insurance regulator.
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
The payment of dividends by Argo Re is limited under Bermuda insurance laws which require Argo Re to maintain certain measures of solvency and liquidity. As of December 31, 2019, the unaudited statutory capital and surplus of Argo Re was $1,460.8 million, and the amount required to be maintained was $242.9 million, thereby allowing Argo Re the potential to pay dividends or capital distributions within the parameters of the solvency and liquidity margins. We believe that the dividend and capital distribution capacity of Argo Re will provide us with sufficient liquidity to meet the operating and debt service commitments, as well as other obligations.
In December 2019, Argo Re paid a cash dividend of $52.1 million to Argo Group which was used to repay intercompany balances related primarily to dividend payments, interest payments and other corporate expenses.
In December 2019, Argo Group U.S. received an ordinary dividend in the amount of $50.0 million in cash from Argonaut Insurance Company and $30.0 million in cash from Rockwood.
During 2020, Argo Group U.S., Inc. may be permitted to receive dividends from its subsidiaries as follows: Argonaut Insurance Company – $110.2 million and Rockwood – $13.0 million. Business and regulatory considerations may impact the amount of dividends actually paid and prior approval of dividend payments may be required.
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
Revolving Credit Facility and Term Loan. On November 2, 2018, each of Argo Group, Argo Group U.S., Inc., Argo International Holdings Limited, and Argo Underwriting Agency Limited (the “Borrowers”) entered into a $325 million credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement replaced the prior $325 million Credit Agreement (the “Prior Agreement”), dated as of March 3, 2017. In connection with the consummation of the Credit Agreement, Argo Group borrowed $125 million as a term loan due on November 2, 2021, which amount was used on November 2, 2018 to pay off in its entirety the $125 million of borrowings previously outstanding under the Prior Agreement. In addition, the Credit Agreement provided for a $200 million revolving credit facility, and the commitments thereunder shall expire on November 2, 2023 unless extended in accordance with the terms of the Credit Agreement. At December 31, 2019, the $125.0 million drawn on this term loan remained outstanding. The term loan bears interest based on a variable rate, which resets and is payable based on reset options we select pursuant to the terms of the Credit Agreement. As of December 31, 2019, the interest rate on this debt was equal to the three-month LIBOR (1.93% at December 31, 2019) plus 125 basis points, or 3.18%.
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

Included in the Credit Agreement is a provision that allows up to $200.0 million of the revolving credit facility to be used for LOCs, subject to availability. As of December 31, 2019, there was no borrowings outstanding and $70.5 million in LOCs against the revolving credit facility.
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
Floating Rate Loan Stock. We assumed debt through the acquisition of Syndicate 1200. These notes are unsecured. All are redeemable subject to certain terms and conditions at a price up to 100% of the principal plus accrued and unpaid interest. Interest on the U.S. Dollar and Euro notes is due semiannually and quarterly, respectively. A summary of the notes outstanding at December 31, 2019 is presented below:

(in millions)
Currency	Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2019	Amount
U.S. Dollar	12/8/2004	11/15/2034	6 month LIBOR + 4.2%	6.41%	$6.5
U.S. Dollar	10/31/2006	1/15/2036	6 month LIBOR + 4.0%	6.21%	10.0
Total U.S. Dollar notes					16.5
Euro	9/6/2005	8/22/2035	3 month LIBOR + 4.0%	3.58%	13.3
Euro	10/31/2006	11/22/2036	3 month LIBOR + 4.0%	3.58%	11.6
Euro	6/8/2007	9/15/2037	3 month LIBOR + 3.9%	3.47%	14.9
Total Euro notes					39.8
Total notes outstanding					$56.3
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
A summary of our outstanding junior subordinated debentures at December 31, 2019 is presented below:

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at December 31, 2019	Amount
Argo Group
5/15/2003	PXRE Capital Statutory Trust II	5/15/2033	3M LIBOR + 4.10%	6.01%	$18.1
11/6/2003	PXRE Capital Trust VI	9/30/2033	3M LIBOR + 3.90%	5.84%	10.3
Argo Group US
5/15/2003	Argonaut Group Statutory Trust I	5/15/2033	3M LIBOR + 4.10%	6.01%	15.5
12/16/2003	Argonaut Group Statutory Trust III	1/8/2034	3M LIBOR + 4.10%	6.09%	12.3
4/29/2004	Argonaut Group Statutory Trust IV	4/29/2034	3M LIBOR + 3.85%	5.76%	13.4
5/26/2004	Argonaut Group Statutory Trust V	5/24/2034	3M LIBOR + 3.85%	5.76%	12.3
5/12/2004	Argonaut Group Statutory Trust VI	5/12/2034	3M LIBOR + 3.80%	5.70%	13.4
9/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M LIBOR + 3.60%	5.49%	15.5
9/22/2004	Argonaut Group Statutory Trust VIII	9/22/2034	3M LIBOR + 3.55%	5.48%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M LIBOR + 3.60%	5.49%	15.5
9/14/2005	Argonaut Group Statutory Trust X	9/15/2035	3M LIBOR + 3.40%	5.29%	30.9
	Total Outstanding				$172.7

Subordinated Debentures. Unsecured junior subordinated debentures with a principal balance of $91.8 million were assumed through the acquisition of Maybrooke (“the Maybrooke debt”). As part of the liquidation of the Maybrooke holding company and the organizational restructuring of its former subsidiary companies, the acquired debt was ultimately assigned to Argo Re and is carried on our consolidated balance sheet at $84.7 million, which represents the debt’s fair value at the date of acquisition plus accumulated accretion of discount to par value, as required by accounting for business combinations under ASC 805. At December 31, 2019, the Maybrooke debt was eligible for redemption at par. Interest accrues on the Maybrooke debt based on a variable rate, which is reset quarterly. Interest payments are payable quarterly. A summary of the terms of the Maybrooke debt outstanding at December 31, 2019 is presented below:

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2019	Principal at December 31, 2019	Carrying Value at December 31, 2019
9/15/2007	9/15/2037	3 month LIBOR + 3.15%	5.04%	$91.8	$84.7

Letter of Credit Facilities. Argo Re may be required to secure its obligations under various reinsurance contracts in certain circumstances. In order satisfy these requirements, Argo Re has entered into two secured, bilateral committed LOC facilities with commercial banks and generally uses these facilities to issue LOCs in support of non-admitted reinsurance obligations in the U.S. and other jurisdictions. These facilities have a term of one year and include customary conditions and event of default provisions. The availability of letters of credit under these secured facilities are subject to a borrowing base requirement, determined on the basis of specified percentages of the market value of eligible categories of securities pledged to the lender. On December 31, 2019 these committed letter of credit facilities totaled $210 million.
In addition to the bilateral, secured letters of credit facilities described above, Argo Re can use other forms of collateral to secure these reinsurance obligations including trust accounts, cash deposits, LOCs issued by commercial banks on an uncommitted basis and the Credit Agreement.
On December 31, 2019, LOCs totaling $139.9 million were outstanding, of which $121.1 million were issued against the secured bilateral LOC facilities and $18.8 million were issued by a commercial bank on an uncommitted basis. Collateral with a market value of $169.9 million was pledged to these banks as security against these LOCs.
Argo Group executed an LOC facility with a commercial bank to issue LOCs in favor of Lloyd’s to support its Funds at Lloyd’s requirements. This facility has a term of one year, is unsecured, and includes customary conditions and event of default provisions. At December 31, 2019 and December 31, 2018, an LOC in the amount of £23.3 million was issued in favor of Lloyd’s, which allowed the Company to reduce its other collateral pledged to Lloyd’s by a comparable amount.

Preferred Stock. Throughout 2019, 2018 and 2017, we had no preferred shares outstanding.
Argo Common Shares and Dividends
For the year ended December 31, 2019, the Board declared quarterly dividends in the aggregate amount of $1.24 per share. Cash dividends paid for the year ended December 31, 2019 totaled $43.1 million.
On February 18, 2020, the Board declared a quarterly cash dividend in the amount of $0.31 on each share of common stock outstanding. The dividend will be paid on March 16, 2020 to shareholders of record at the close of business on March 2, 2020.
On February 20, 2018, the Board declared a 15% stock dividend, payable March 21, 2018 to all shareholders of record at the close of business on March 7, 2018. As a result of the stock dividend, 4,397,520 additional shares were issued. Cash was paid in lieu of fractional shares of our common shares.
On May 3, 2016, the Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous repurchase authorizations. As of December 31, 2019, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
Transactions with Related Parties
The discussion of transactions with related parties is included in Note 21, “Transactions with Related Parties” in the Notes to the Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Data” beginning on page F-1.

Off-Balance Sheet Arrangements
We have committed to invest up to a total of $422.6 million in a series of hedge funds, private equity and long only funds, of which $312.6 million was funded and included in Other invested assets in our consolidated balance sheet. As of December 31, 2019, we have a remaining obligation to the private equity partnerships to invest up to an additional $110.0 million, which can be called at any time. We have not recorded this commitment in our consolidated financial statements. The investment will be recorded at such time as the capital partnership requires the additional investment.
Other than as described in the immediately preceding paragraph, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K at December 31, 2019.
Contractual Obligations
Our estimated contractual obligations and commitments as of December 31, 2019 were as follows:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Thereafter
Long-term debt:
Junior subordinated debentures (1)	$492.2	$14.7	$29.3	$29.3	$418.9
Senior unsecured fixed rate notes (2)	356.3	9.3	18.7	18.7	309.6
Floating rate loan stock (3)	97.7	2.5	5.1	5.1	85.0
Term Loan (4)	133.0	4.6	128.4	—	—
Operating leases	130.3	15.1	27.5	20.2	67.5
Purchase obligations (5)	26.1	14.2	11.9	—	—
Other long-term liabilities:
Claim payments (6)	5,157.6	1,610.0	1,893.6	812.6	841.4
Corporate reinsurance contract (7)	25.8	25.8	—	—	—
Partnership commitments (8)	110.0	110.0	—	—	—
Total contractual obligations	$6,529.0	$1,806.2	$2,114.5	$885.9	$1,722.4
(1) Interest only on Junior Subordinated Debentures through 2037. Interest calculated based on the rate in effect at December 31, 2019. Principal due beginning May 2033.
(2) Interest only on Senior Unsecured Fixed Rate Notes through 2042. Interest calculated based on the rate in effect at December 31, 2019. Principal due September 2042.
(3) Interest only on Floating Rate Loan Stock through 2034. Interest calculated based on the rate in effect at December 31, 2019. Principal due beginning November 2034.
(4) Interest only on Term Loan through 2021. Interest calculated based on the rate in effect at December 31, 2019. Principal due November 2021.
(5) Purchase obligations consist primarily of software, hardware and equipment servicing and software licensing fees.
(6) Claim payments do not have a contractual maturity; exact timing of claim payments cannot be predicted with certainty. The above table estimates timing of claim payments based on historical payment patterns and excludes the benefits of reinsurance recoveries.
(7) Base premium for the final year of a multi-year corporate reinsurance contract.
(8) Argo Group has invested in multiple limited partnership agreements and can be called to fulfill the obligations at any time.
Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, “Income Taxes, Simplifying the Accounting for Income Taxes (Topic 740). The guidance eliminates certain exceptions for recognizing deferred taxes for investments, performing intraperiod tax allocation and calculating income taxes in interim periods. The ASU also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years. We do not anticipate that this ASU will have a material impact on our financial results or disclosures.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820).” ASU 2018-13 eliminates, adds and modifies certain disclosure requirements on fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within the year of adoption. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments are applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. We are currently in the process of evaluating the impact that the adoption of the ASU will have on our financial disclosures.
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
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (Topic 326). ASU 2016-13 requires organizations to estimate credit losses on certain types of financial instruments, including reinsurance recoverables and available-for-sale fixed maturity securities, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent adjustments to such losses, are recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected.
The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within the year of adoption. The guidance requires a modified retrospective transition method and early adoption is permitted.  We are finalizing our evaluation of the impact to our financial statements and are developing the required internal controls. We do not expect the impact to our statement of financial position to be material.
For further discussion on the adoption of recently issued accounting policies, see Note 1, “Business and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Data” beginning on page F-1.
Critical Accounting Estimates
Reserves for Losses and Loss Adjustment Expenses
We establish reserves for the estimated total unpaid costs of losses including LAE, for claims that have been reported as well as claims that have been incurred but not yet reported. Unless otherwise specified below, the term “loss reserves” encompasses reserves for both losses and LAE. Loss reserves reflect management’s best estimate. Loss reserves established are not an exact calculation of our liability. Rather, loss reserves represent management’s best estimate of our liability based on application of actuarial techniques and other projection methodologies and taking into consideration other facts and circumstances known at the balance sheet date. The process of establishing loss reserves is complex and necessarily imprecise, as it involves using judgment that is impacted by many internal and external variables such as past loss experience, current claim trends and the prevailing social, economic and legal environments. In determining loss reserves, we give careful consideration to all available data and applicable actuarial analyses.
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

The following is a summary of gross and net loss reserves we recorded by line of business:

	December 31, 2019		December 31, 2018
(in millions)	Gross	Net	Gross	Net
General liability	$2,506.4	$1,533.3	$1,970.6	$1,306.0
Workers compensation	568.7	309.2	581.9	309.3
Syndicate and US special property	419.9	23.7	578.9	84.0
Syndicate liability	370.7	197.8	356.3	195.6
Reinsurance - nonproportional assumed property	310.8	38.6	270.1	57.7
Commercial multi-peril	227.9	163.9	225.1	172.2
Syndicate marine & energy	170.9	85.5	164.3	81.2
Commercial auto liability	135.6	109.7	119.4	103.9
Fidelity/Surety	77.4	50.5	85.1	56.9
Syndicate aerospace	68.4	39.0	63.0	34.9
All other lines	300.9	171.5	239.9	161.2
Total reserves	$5,157.6	$2,722.7	$4,654.6	$2,562.9
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
Each business segment is analyzed individually, with development characteristics for each short-tail and long-tail line of business identified and applied accordingly.  In comparing loss reserve methods and assumptions used at December 31, 2019 as compared with methods and assumptions used at December 31, 2018, management has not changed or adjusted methodologies or assumptions in any significant manner.
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
Uncertainties in Loss Reserve Estimation
The causes of uncertainty will vary for each product line reviewed. For short-tail property lines of business, we are exposed to catastrophe losses, both natural and man-made.  Due to the nature of certain catastrophic loss events, such as hurricanes, earthquakes or terrorist attacks, our normal claims resolution processes may be impaired due to factors such as difficulty in accessing impacted areas and other physical, legal and regulatory impediments. These factors can make establishment of accurate loss reserve estimates difficult and render such estimates subject to greater uncertainty. Additionally, if the catastrophe occurs near the end of a financial reporting period, there are additional uncertainties in loss reserve estimates due to the lack of sufficient time to conduct a thorough analysis.  Long-tail casualty lines of business also present challenges in establishing appropriate loss reserves, for example if changes in the legal environment occur over time which broaden our liability or scope of policy coverage and increase the magnitude of claim payments.
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
Risk Factors by Line of Business in Loss Reserve Estimation
The following section details reserving considerations and loss and LAE risk factors for the lines representing most of our loss reserves. Each risk factor presented will have a different impact on required loss reserves.  Also, risk factors can have offsetting or compounding effects on required loss reserves. For example, introduction and approval of a more expensive medical procedure may.
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
The loss estimation process often begins with the identification of events with characteristics similar to the recent catastrophe (geographic location, wind speed, damageability, etc.), which then results in a list of the expected losses by contract from our proprietary risk-management system. Third-party modeling software is embedded in our proprietary risk-management system.
Concurrently, underwriting teams employ a market share approach as well as perform a thorough contract by contract analysis to identify potential changes to the expected loss estimates including IBNR by contract. The results of this initial process are updated when additional information becomes available. This information comes in the form of publicly available announcements, informal contact with brokers and/or clients, submission data and formal claim notices. As catastrophic events mature and reporting loss methods become more credible, sometimes as much as six to twelve months after the event or more, estimates of ultimate loss will rely more heavily on the actual claim experience arising from the event. In evaluating the loss estimates for catastrophic events, we use internal databases to establish projected reporting and payment patterns. Industry patterns from the Reinsurance Association of America, an insurance industry organization, are also employed.
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
Recorded gross reserves for general liability were $2,506.4 million, with approximately 3% of that amount related to run-off asbestos and environmental exposures as of December 31, 2019. For general liability losses relating to ongoing operations, reported loss development patterns are a key assumption for this line of business. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g., construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. We have reviewed the historical variation in reported loss development patterns for general liability losses deriving from continuing operations. If the reported loss development patterns change by 15%, a change that we have experienced in the past and that management considers possible, the estimated net reserve could change by $140.0 million, in either direction.
Similar to general liability, commercial multiple peril reserves are affected by reported loss development pattern assumptions.  Recorded gross reserves for commercial multiple peril business were $227.9 million as of December 31, 2019. If the development patterns underlying our net reserves for this line of business change by 15%, the estimated net reserve could change by $15.0 million, in either direction.
Recorded gross reserves for workers compensation were $568.7 million as of December 31, 2019. The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation.  Loss development patterns are dependent on medical cost inflation. Approximately 55% of the workers compensation net reserves are related to future medical costs. A review of National Council on Compensation Insurance data suggests that the annual growth in industry medical claim costs has varied from -2% to +13% since 1991. Across the entire reserve base, a 1% change in calendar year medical inflation could change the estimated net reserve by $15.0 million, in either direction.

Recorded gross reserves for commercial auto liability were $135.6 million as of December 31, 2019. A key assumption for commercial lines auto liability is the annual loss cost trend, particularly the severity trend component of loss costs. A 3% change in assumed annual severity is within the range of our historical experience and which management considers possible. A 3% change in assumed annual severity could change the estimated net reserve by $10.0 million, in either direction.
Recorded gross reserves for our Lloyd’s Syndicate 1200 business were $835.8 million as of December 31, 2019. Estimation of our international liability reserves are subject to late emergence and mix shifts between smaller, more routine claims and larger, more complex claims.  Our international property reserves are analyzed by the characteristics of the underlying exposures. Property loss reserves are characterized by relatively short periods between occurrence, reporting, determination of coverage and ultimate claims settlement.  These property loss reserves tend to be the most predictable. Catastrophic loss reserves tend to exhibit more volatility due to the nature of the underlying loss event which may cause delays and complexity in estimating ultimate loss exposure.
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

Loss Reserve Estimation Variability
After reviewing the output from various loss reserving methodologies, we select our best estimate of reserves. We believe that the aggregate loss reserves at December 31, 2019 were adequate to cover claims for losses that have occurred, including both known claims and claims yet to be reported. As of December 31, 2019, we recorded gross loss reserves of $5,157.6 million and loss reserves net of reinsurance of $2,722.7 million. Although our financial reports reflect our best estimate of reserves, it is unlikely that the final amount paid will exactly equal our best estimate. In order to provide an indication of the variability in loss reserve estimates, we develop reserve ranges by evaluating the variability implied by the results of the various methods and impact of changing the assumptions and factors used in the loss reserving process.
We estimate our range of reserves, net of reinsurance, at approximately $2,495.0 million to $3,005.0 million as of December 31, 2019. In determining this range, we evaluated the variability of the loss reserves for each of our major operating segments, comprising both ongoing operations and run-off businesses. Our estimated range does not make a specific provision for sources of unknown or unanticipated correlated events such as potential sources of liability not anticipated at the time coverage was afforded, such as asbestos.  These events in combination with other events which may not be contemplated by management in developing our range may cause reserves to develop either more or less favorably than indicated by assumptions that we consider reasonable.  This means that the range of reserve values does not represent the range of all possible favorable or unfavorable reserve outcomes, and actual ultimate paid losses may fall outside this range. No one risk factor has been isolated for the purpose of performing a sensitivity or variability analysis on that particular risk factor.
In establishing our best estimate for reserves, we consider facts currently known and the present judicial and legislative environment.  However, given the expansion of coverage and liability by the courts, legislation in the recent past and possibility of similar interpretations in the future, particularly with regard to asbestos and environmental claims, additional loss reserves may develop in future periods. These potential increases cannot be reasonably estimated at the present time.  Any increases could have an adverse impact on future operating results, liquidity, risk-based capital ratios and ratings assigned to our insurance subsidiaries by the nationally recognized insurance rating agencies.
Valuation of Investments
Our investments in fixed maturities and stocks are classified as available-for-sale and reported at fair value under GAAP. Changes in the fair value of investments classified as available-for-sale are not recognized in income during the period, but rather are recognized as a separate component of shareholders’ equity until realized. Fair values of these investments are estimated using prices obtained from third-party pricing services, where available. For securities where we are unable to obtain fair values from a pricing service or broker, fair values are estimated using information obtained from investment advisors. Management performed several processes to ascertain the reasonableness of investment values included in our consolidated financial statements at December 31, 2019, including i) obtaining and reviewing internal control reports for our accounting service providers that obtain fair values from third-party pricing services, ii) discussing with our investment managers their process for reviewing and validating pricing obtained from outside services and obtained values for all securities from our investment managers and iii) comparing the security pricing received from the investment managers with the prices used in our consolidated financial statements and obtained additional information for variances that exceeded a certain threshold. As of December 31, 2019, investments classified as available-for-sale for which we did not receive a fair value from a pricing service or broker accounted for less than 1% of our investment portfolio. The actual value at which such securities could be sold or settled with a willing buyer or seller may differ from such estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller. Our investments in hedge and private equity funds and other private equity direct investments are accounted for under the equity method of accounting, with changes in the value of investments recognized in net investment income during the period. We have one available-for-sale private equity investment with changes in the value of investment recognized as a separate component of shareholders’ equity. We also have three small private equity investments accounted for at cost.

We regularly monitor the difference between the estimated fair values of our investments and their cost or book values to identify underperforming investments and whether declines in value are temporary in nature or “other-than-temporary.” If a decline in the value of a particular investment is believed to be temporary, the decline is recorded as an unrealized loss, net of tax, in other comprehensive income as a separate component of shareholders’ equity. If the decline is believed to be “other-than-temporary,” the carrying value of the investment is written down and recorded as a realized loss in our consolidated statements of income (loss). We evaluate our investments for impairment. For fixed maturities securities, the evaluation for a credit loss is generally based on the present value of expected cash flows of the security as compared to the amortized book value. For mortgage-backed securities, frequency and severity inputs are used in projecting future cash flows of the securities. Loss frequency is measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. Loss severity includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. Effective January 1, 2018, the Company adopted ASU 2016-1. As a result, all changes in the fair value of equity securities, whether temporary or other-than-temporary, are recognized in net realized investment (losses) gains in the Consolidated Statement of Income. For the years ended December 31, 2019, 2018 and 2017, we recorded $20.3 million, $7.6 million and $2.5 million, respectively, of realized losses due to the recognition of other-than-temporary impairments.
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
On December 22, 2017, the TCJA was signed into law making significant changes to the Internal Revenue Code. The company provided its best estimate of the impact of the TCJA at December 31, 2017 and during 2018 completed its analysis as provided by SAB 118.
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
At December 31, 2019, we had goodwill of $161.4 million assigned to the following reporting units: U.S. Operations – $123.5 million, and International Operations – $37.9 million. Additionally, at December 31, 2019, we had other intangible assets totaling $91.8 million, including indefinite-lived intangible assets of $89.0 million relating to our Lloyd’s Syndicates 1200 and 1910. Due to the nature of our Lloyd’s Syndicates’ business, for purposes of the annual impairment evaluation, we have aggregated the fair values between the indefinite-lived intangible asset and goodwill.

For the year ended December 31, 2019, all of our reporting units passed the impairment test, except for our European reporting unit. As a result of this testing, we determined that the goodwill of the European reporting unit, which is included in our International Operations segment, was fully impaired and recorded a pre-tax charge of $15.6 million. For further discussion on this impairment of goodwill, see Note 1, “Business and Significant Accounting Policies” in the Notes to the Financial Statements. As a result of the reviews performed on each of our reporting units for each of the years ended December 31, 2018 and 2017, we determined that the estimated fair value exceeded the respective carrying value of our reporting units for those years and goodwill was not impaired.
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
We evaluated our definite lived intangibles for indicators of impairment. If indicators of impairment had been identified, we would have been required to test definite lived intangible assets for impairment. As of October 1, 2019, the testing date, no indicators of impairment were identified. Therefore, we were not required to test for impairment. As with the indefinite-lived intangible assets, we will continue to monitor for indicators of impairment and test as required.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We believe we are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk.
Interest Rate Risk
Our primary market risk exposure is the exposure of our fixed maturity investment portfolio to interest rate risk and the changes in interest rates.  Fluctuations in interest rates have a direct impact on the fair value of these securities. As interest rates rise, the fair value of our fixed maturity portfolio falls and the converse is also true. We manage interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates.  The model duration of the assets comprising our fixed maturity investment portfolio was 2.41 years and 2.78 years at December 31, 2019 and 2018, respectively.
Based upon a pricing model, we determine the estimated change in fair value of our fixed maturity and short term investments assuming immediate parallel shifts in the U.S. Treasury yield curve, which keeping spreads between the individual securities and treasuries static. The following tables present the estimated pre-tax impact on the fair value of our fixed maturity and short term investments resulting from changes of 50 to 100 basis points in market rates at December 31, 2019 and 2018.

December 31, 2019	-100	-50	Base	50	100
Fair value (in millions)	$4,584.6	$4,531.6	$4,478.5	$4,424.9	$4,371.4
Gain (loss) (in millions)	$106.1	$53.1	$—	$(53.6)	$(107.1)

December 31, 2018	-100	-50	Base	50	100
Fair value (in millions)	$4,048.8	$3,995.8	$3,942.7	$3,842.0	$3,789.5
Gain (loss) (in millions)	$106.1	$53.1	$—	$(100.7)	$(153.2)
Credit Risk
We have exposure to credit risk on losses recoverable from reinsurers and receivables from insureds. Our controls to mitigate this risk include limiting our exposure to any one counterparty, evaluating the financial strength of our reinsurers, generally requiring minimum credit ratings and in certain cases receiving collateral from our reinsurers and insureds.
We also have exposure to credit risk in our investment holdings. Our risk-management strategy and investment policy attempts to mitigate this risk by primarily investing in debt instruments of high credit quality issuers, limiting credit concentration, monitoring the credit quality of issuers and counterparties and diversifying issuers.  The weighted average rating of our fixed maturity investments was A+ with 88.3% and 85.6% rated investment grade or better (BBB- or higher) at December 31, 2019 and 2018, respectively.

Our portfolio includes alternative investments with a carrying value at December 31, 2019 and 2018 of $496.5 million and $489.8 million (9.7% and 10.2% of total invested assets) respectively.  These assets may invest in both long and short equities, corporate debt securities, currencies, real estate, commodities and derivatives. We attempt to mitigate our risk by selecting managers with extensive experience, proven track records and robust controls and processes.  We also mitigate our risk by diversifying through multiple managers and different types of assets and asset classes.
Equity Price Risk
We hold a diversified portfolio of equity securities with a fair value of $124.4 million and $354.5 million (2.4% and 7.4% of total invested assets) at December 31, 2019 and 2018, respectively.  Our equity securities are exposed to equity price risk which is defined as the potential for loss in fair value due to a decline in equity prices. We believe our diversified portfolio of equity securities among various industries, market segments and company sizes mitigates our exposure to equity price risk.
Foreign Currency Risk
We have exposure to foreign currency risk in our insurance contracts, invested assets and to a lesser extent, a portion of our debt. We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance contracts that are payable in currencies other than the U.S. Dollar with investments that are denominated in such currencies.  We also use foreign exchange forward contracts to mitigate this risk.  We recognized $6.9 million in gains and $0.1 million in losses from movements in foreign currency rates for the years ended December 31, 2019 and 2018, respectively.  We recognized $1.9 million and $2.7 million in gains on our foreign currency forward contracts for the years ended December 31, 2019 and 2018, respectively.
Item 8. Financial Statements and Supplementary Data
The report of the independent auditors, consolidated financial statements of Argo Group and supplementary financial statements called for by this Item 8 are included in this report beginning on page F-1 and are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Argo Group, under the supervision and with the participation of its management, including the CEO and Chief Financial Officer, evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. In designing and evaluating these disclosure controls and procedures, Argo Group and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the CEO and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level to ensure that information required to be disclosed by Argo Group in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
We review our disclosure controls and procedures on an ongoing basis. From time to time, management makes changes to enhance these controls and ensure that they continue to meet the needs of our business activities over time. In December 2019, Argo’s Human Resources Committee amended or adopted four policies to enhance the controls and procedures as they relate to perquisites for our executive officers. These four policies are listed below:

•	Executive perquisite policy

•	Revised airplane use policy

•	Revised corporate charitable contributions policy

•	Addendum to the travel & expense reimbursement policy for named executive officers

The Company has also generally enhanced its internal process of perquisites reporting. These policies and enhancements are designed to, among other things, strengthen the criteria for reimbursing business expenses and enhance the rigor of the process by which such requests for reimbursement are to be approved; accurately identify permissible and impermissible perquisites and provide an approval process for obtaining Committee approval of new types of perquisites; clearly define what constitutes use of corporate aircraft for business purpose as compared to for personal use; and provide a robust governance and oversight framework for decisions on corporate contributions. Senior management conducted training for relevant employees on these new and enhanced policies and procedures.
Although the Company made certain enhancements as described above, there were no changes in the internal control over financial reporting made during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
The management of Argo Group is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of the CEO and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.
As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (2013 framework). As a result of the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2019, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2019. The report, which expresses unqualified opinions on the effectiveness of our internal control over financial reporting as of December 31, 2019, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm
Report of Ernst & Young LLP

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Argo Group International Holdings, Ltd.

Opinion on Internal Control over Financial Reporting

We have audited Argo Group International Holdings, Ltd. internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Argo Group International Holdings, Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of (loss) income, comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”) of the Company and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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
February 28, 2020

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Incorporated herein by reference is the information appearing under the captions “Corporate Governance,” “Election of Directors” and “Delinquent Section 16(a) Reports” in our Proxy Statement to be filed with the SEC relating to our 2020 Annual Meeting of Shareholders.
The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption “Information About Our Executive Officers” in Part I of this Form 10-K and is incorporated in this Item 10 by reference.
Item 11. Executive Compensation
Incorporated herein by reference is the information appearing under the captions “Compensation Discussion and Analysis,” “Human Resources Committee Report,” “Executive Compensation,” “Non-Employee Director Compensation,” and “Corporate Governance-Human Resources Committee Interlocks and Insider Participation” in our Proxy Statement to be filed with the SEC relating to our 2020 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Equity Based Compensation Plans
In May 2019, our shareholders approved the 2019 Omnibus Incentive Plan (the “2019 Plan”), which provides equity-based and cash-based performance-related incentives to key employees, non-employee directors and other service providers. The intent of the 2019 Plan is to encourage and provide for the acquisition of an ownership interest in Argo Group, enabling us to attract and retain qualified and competent persons to serve as members of our management team and the Board. The 2019 Plan authorizes 1,885,000 shares of common stock to be granted as equity-based awards. No further grants will be made under any prior plan; however, any awards under a prior plan that are outstanding as of the effective date shall remain subject to the terms and conditions of, and be governed by, such prior plan. Any awards issued under the 2019 Plan or any prior plan that are unexercised or unvested which expire, terminate, cash-settle, or are canceled, the number of shares underlying such awards will again be available for issuance under the 2019 Plan.
The following table sets forth information as of December 31, 2019 concerning our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding, Options, Warrants and Rights	Weighted-Average Per Share Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by shareholders:
Argo Group International Holdings, Ltd. 2019 Omnibus Incentive Plan	1,096,639	$33.60	1,820,986
Argo Group International Holdings, Ltd. Employee Share Purchase Plan	—	—	497,246
Equity compensation plans not approved by shareholders	—	—	—
Total	1,096,639	$33.60	2,318,232
Under the terms of the Omnibus Incentive Plan, only awards that are to be settled in shares are included in the totals above. At December 31, 2019, 4,937 cash-settled stock appreciation rights are issued and outstanding. Additional information relating to our equity compensation plans is included in Note 13, “Share-based Compensation” in the Notes to Consolidated Financial Statements.
Incorporated herein by reference is the information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with the SEC relating to our 2020 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions and Director Independence
Incorporated herein by reference is the information appearing under the captions “Corporate Governance - Related Persons Transactions” and “Corporate Governance - Director Independence” in our Proxy Statement to be filed with the SEC relating to our 2020 Annual Meeting of Shareholders.
Item 14. Principal Accounting Fees and Services
Incorporated herein by reference is the information appearing under the caption “Relationship with Independent Auditors” in our Proxy Statement to be filed with the SEC relating to our 2020 Annual Meeting of Shareholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements
Selected Financial Data
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 31, 2019 and 2018
Consolidated Statements of (Loss) Income
For the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements

(a)	2. Financial Statement Schedules
Schedule II—Condensed Financial Information of Registrant
December 31, 2019 and 2018
Schedule III—Supplemental Insurance Information
For the Years Ended December 31, 2019, 2018 and 2017
Schedule V—Valuation and Qualifying Accounts
For the Years Ended December 31, 2019, 2018 and 2017
Schedule VI—Supplemental Information for Property-Casualty Insurance Companies
For the Years Ended December 31, 2019, 2018 and 2017
All other schedules and notes specified under Regulation S-X are omitted because they are either not applicable, not required or the information called for therein appears in response to the items of Form 10-K or in the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements of Argo Group and its subsidiaries listed on the above index.

(a)	3. Exhibits
The following exhibits are numbered in accordance with Item 601 of Regulation S-K and, except as noted, are filed herewith.

Exhibit Number	Description
3.1
Amended and Restated Memorandum of Association of Argo Group International Holdings, Ltd.(incorporated by reference to Exhibit 3.1 to the Current Report of Argo Group on Form 8-K filed with the Securities and Exchange Commission on August 8, 2007).

3.2
Amended and Restated Bye-Laws of Argo Group (incorporated by reference to Appendix I to Argo Group’s Proxy Statement for the 2010 Annual General Meeting of Shareholders filed with the Securities and Exchange Commission on March 15, 2010).

4.1	Junior Subordinated Debentures (1)

4.2
Form of Senior Indenture among the Company, Argo Group U.S., Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 of Argo Group’s registration statement on Form S-3 filed with the Securities and Exchange Commission on September 18, 2012).

4.3
Form of First Supplemental Indenture among the Company, Argo Group U.S., Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Argo Group’s Form 8-A filed with the Securities and Exchange Commission on September 21, 2012).

4.4	Form of 6.500% Senior Notes due September 15, 2042 (incorporated by reference to Exhibit 4.3 of Argo Group’s Form 8-A filed with the Securities and Exchange Commission on September 21, 2012).

4.5	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1
Deed Poll Guarantee of Argo Group International Holdings, Ltd. in respect of PXRE Reinsurance Ltd., dated as of September 1, 2002 (incorporated by reference to Exhibit 10.3a to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.2
$325,000,000 Credit Agreement, dated as of November 2, 2018, among Argo Group International Holdings, Ltd., Argo Group U.S., Inc., Argo International Holdings Limited and Argo Underwriting Agency Limited, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, N.A. and Bank of America, N.A., as co-syndication agents, and the other parties thereto (incorporated by reference to Exhibit 10.1 to Argo Group’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2018).

10.3
Argo Group International Holdings, Ltd. Employee Share Purchase Plan, amended and restated effective as of May 3, 2016 (incorporated by reference to Exhibit 10.1 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.4
Argo Group International Holdings, Ltd. 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to Argo Group’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 10, 2007).*

10.5
Argo Group International Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Appendix I to Argo Group’s Proxy Statement for the 2014 Annual General Meeting of Shareholders filed with the Securities and Exchange Commission on March 7, 2014).*

10.6
Argo Group International Holdings, Ltd. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to Argo Group’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 25, 2019).*

(1) Argo Group and its subsidiary, Argo Group U.S., Inc., have several series of outstanding junior subordinated debentures as described in the footnotes to our consolidated financial statements filed with our Annual Report on Form 10-K.  We will provide the SEC with copies of the instruments governing such junior subordinated debentures upon the SEC’s request in accordance with Regulation S-K Item 601(b)(4)(iii)(A).

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

10.9	401(k) Retirement Savings Plan (incorporated by reference to the Exhibit 10.4 to Argonaut Group, Inc.’s Form 10-K filed with the Securities and Exchange Commission on February 28, 1989).*

10.10
Argonaut Group, Inc. Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 99.2 to Argo Group’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 29, 2007).*

10.11	Form of Cash-Settled Share Appreciation Rights Agreement (incorporated by reference to Exhibit 10.2 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*

10.12	Form of Stock-Settled Share Appreciation Right Agreement (incorporated by reference to Exhibit 10.3 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*

10.13	Form of Restricted Share Agreement (incorporated by reference to Exhibit 10.4 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*

10.14	Form of Restricted Share Unit Grant Agreement (incorporated by reference to Exhibit 10.5 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*

10.15	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.2 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).*

10.16
Form of Incentive Award Agreement (Restricted Stock Awards and Cash Awards) - 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).*

10.17
Executive Employment Agreement, effective as of November 5, 2018, between Argo Group International Holdings, Ltd. and Mark E. Watson III (incorporated by reference to Exhibit 10.2 to Argo Group’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2018.)*

10.18
Separation Agreement and Release, dated as of December 6, 2019, by and between Argo Group International Holdings, Ltd. and Mark E. Watson III (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2019).*

10.19
Escrow Agreement, dated as of December 9, 2019, between Argo Group International Holdings, Ltd., Mark E. Watson III and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.2 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2019).*

10.20
Executive Employment Agreement, effective as of January 1, 2019, between Argo Group U.S., Inc. and Kevin J. Rehnberg (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019).*

10.21
Executive Employment Agreement, dated as of April 26, 2019, by and between Argo Group International Holdings, Ltd. and Jay S. Bullock (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2019).*

10.22
Employment Contract, dated May 12, 2014, between Argo Group International Holdings, Ltd. and Axel Schmidt (incorporated by reference to Exhibit 10.11 to Argo Group’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015).*

10.23
Executive Employment Agreement, dated October 1, 2016, between Argo Group International Holdings, Ltd. and Jose Hernandez (incorporated by reference to Exhibit 10.1 to Argo Group’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2017).*

10.24
Letter Agreement, dated as of April 26, 2019, between Argo Group International Holdings, Ltd. and Jose Hernandez (incorporated by reference to Exhibit 10.2 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2019).*

Exhibit Number	Description
10.25
Cooperation Agreement, dated December 31, 2019, by and among Argo Group International Holdings Ltd., Voce Catalyst Partners LP, Voce Capital Management LLC, Voce Capital LLC and Voce Catalyst Partners New York LLC (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 1, 2020).

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a—14(a)/15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a—14(a)/15d – 14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	A management contract or compensatory plan required to be filed herewith.
Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

By	/s/ Kevin J. Rehnberg
Kevin J. Rehnberg
President and Chief Executive Officer
Date: February 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kevin J. Rehnberg	President, Chief Executive Officer (principal executive officer)	February 28, 2020
Kevin J. Rehnberg

/s/ Jay S. Bullock	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 28, 2020
Jay S. Bullock

/s/ Gary V. Woods	Director	February 28, 2020
Gary V. Woods

/s/ Thomas A. Bradley	Director	February 28, 2020
Thomas A. Bradley

/s/ F. Sedgwick Browne	Director	February 28, 2020
F. Sedgwick Browne

/s/ Hector De Leon	Director	February 28, 2020
Hector De Leon

/s/ Mural R. Josephson	Director	February 28, 2020
Mural R. Josephson

/s/ Tony P. Latham	Director	February 28, 2020
Tony P. Latham

/s/ Dee Lehane	Director	February 28, 2020
Dee Lehane

/s/ Samuel G. Liss	Director	February 28, 2020
Samuel G. Liss

/s/ Carol A. McFate	Director	February 28, 2020
Carol A. McFate

/s/ Kathleen A. Nealon	Director	February 28, 2020
Kathleen A. Nealon

/s/ John R. Power, Jr.	Director	February 28, 2020
John R. Power, Jr.

/s/ Al-Noor Ramji	Director	February 28, 2020
Al-Noor Ramji

/s/ John H. Tonelli	Director	February 28, 2020
John H. Tonelli

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Argo Group International Holdings, Ltd.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Argo Group International Holdings, Ltd. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of (loss) income, comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Reserves for losses and loss adjustment expenses
Description of the Matter
At December 31, 2019, the liability for incurred but not reported (IBNR) reserves represented a significant portion of the $5,157.6 million of reserves for losses and loss adjustment (LAE) expenses. As discussed in Notes 1 and 5 to the consolidated financial statements, the carrying amount is management’s best estimate of the ultimate liability for indemnity costs and related adjustment expenses necessary to investigate and settle claims and is based upon individual case estimates for reported claims, estimates from ceding companies for reinsurance assumed and actuarial estimates for IBNR. The estimate considers a variety of factors and assumptions, such as, catastrophic events, payout patterns, litigation trends, and economic and legal conditions. These factors and assumptions involve significant uncertainties and management judgements. In particular general liability, workers compensation, and other casualty lines of business contain exposures that develop or are paid over a long period of time or have high potential severities due to the selection and weighting of actuarial techniques applied to project the ultimate losses and the selection of assumptions (such as claims frequency and severity, review of historical settlement patterns, etc.).

Auditing management’s best estimate of the reserves for losses and loss adjustment expenses was complex and involved the use of our actuarial specialists due to the significant measurement uncertainty associated with the estimation and high degree of subjectivity in evaluating management’s methods and assumptions including, selection and weighting of actuarial techniques, review of historical settlement patterns, and ultimate losses.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the process to estimate the reserves balance, including, among others, controls over the review and approval processes that management has in place for the methods and assumptions used in estimating the reserves.

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the process to estimate the reserves balance, including, among others, controls over the review and approval processes that management has in place for the methods and assumptions used in estimating the reserves.

Our audit procedures included, among others, involving our actuarial specialists to assist in our evaluation of the actuarial methodologies applied and assumptions used by management in determining reserves, which included, comparing management’s methods to those used in prior periods and those used in the industry for similar lines of business. To evaluate the significant assumptions used in their analyses we compared the assumptions, including claims frequency and severity and review of settlement patterns, to factors historically used and current industry benchmarks for general liability, workers’ compensation, and other casualty lines of business. We independently calculated a range of reserves estimates for comparison to management’s best estimate and we also performed a review of the development of prior year’s estimate.

Adoption of ASU No. 2016-01

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for equity investments in 2018 due to the adoption of ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

San Antonio, Texas
February 28, 2020

CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares and per share amounts)

	December 31, 2019	December 31, 2018
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost: 2019 - $3,605.0; 2018 - $3,529.1)	$3,633.5	$3,460.4
Equity securities, at fair value (cost: 2019 - $122.8; 2018 - $310.6)	124.4	354.5
Other investments (cost: 2019 - $482.5; 2018 - $482.0)	496.5	489.8
Short-term investments, at fair value (cost: 2019 - $844.8; 2018 - $482.3)	845.0	482.3
Total investments	5,099.4	4,787.0
Cash	137.8	139.2
Accrued investment income	25.7	27.2
Premiums receivable	688.2	649.9
Reinsurance recoverables	3,104.6	2,688.3
Goodwill	161.4	177.0
Intangible assets, net of accumulated amortization	91.8	93.5
Current income taxes receivable, net	—	8.2
Deferred tax asset, net	6.1	—
Deferred acquisition costs, net	160.2	167.3
Ceded unearned premiums	545.0	457.7
Operating lease right-of-use assets	91.8	—
Other assets	387.1	362.9
Assets held for sale	15.4	—
Total assets	$10,514.5	$9,558.2
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$5,157.6	$4,654.6
Unearned premiums	1,410.9	1,300.9
Accrued underwriting expenses and other liabilities	226.0	261.9
Ceded reinsurance payable, net	1,203.1	970.5
Funds held	50.6	37.2
Senior unsecured fixed rate notes	140.0	139.8
Other indebtedness	181.3	183.4
Junior subordinated debentures	257.4	257.0
Current income taxes payable, net	0.8	—
Deferred tax liabilities, net	—	6.2
Operating lease liabilities	105.7	—
Total liabilities	8,733.4	7,811.5
Commitments and contingencies (Note 17)
Shareholders' equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 45,698,470 and 45,276,999 shares issued at December 31, 2019 and December 31, 2018, respectively	45.7	45.3
Additional paid-in capital	1,376.6	1,372.0
Treasury shares (11,315,889 shares at December 31, 2019 and December 31, 2018, respectively)	(455.1)	(455.1)
Retained earnings	811.1	862.6
Accumulated other comprehensive income (loss), net of taxes	2.8	(78.1)
Total shareholders' equity	1,781.1	1,746.7
Total liabilities and shareholders' equity	$10,514.5	$9,558.2

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(in millions, except number of shares and per share amounts)

	For the Years Ended December 31,
	2019	2018	2017
Premiums and other revenue:
Earned premiums	$1,729.5	$1,731.7	$1,572.3
Net investment income	151.1	133.1	140.0
Fee and other income	9.1	9.0	22.5
Net realized investment gains (losses):
Net realized investment gains	120.8	33.1	39.3
Change in fair value of equity securities	(40.8)	(105.1)	—
Net realized investment gains (losses)	80.0	(72.0)	39.3
Total revenue	1,969.7	1,801.8	1,774.1
Expenses:
Losses and loss adjustment expenses	1,220.7	1,040.8	1,050.2
Underwriting, acquisition and insurance expenses	665.8	654.7	635.4
Other corporate expenses	37.6	—	—
Interest expense	33.6	31.6	27.7
Fee and other expense	5.8	7.1	14.6
Foreign currency exchange (gains) loss	(9.6)	(0.1)	6.3
Impairment of goodwill	15.6	—	—
Total expenses	1,969.5	1,734.1	1,734.2
Income before income taxes	0.2	67.7	39.9
Income tax provision (benefit)	8.6	4.1	(10.4)
Net (loss) income	$(8.4)	$63.6	$50.3
Net (loss) income per common share:
Basic	$(0.25)	$1.87	$1.46
Diluted	$(0.25)	$1.83	$1.42
Dividend declared per common share	$1.24	$1.08	$0.94
Weighted average common shares:
Basic	34,205,954	33,922,009	34,457,098
Diluted	34,205,954	34,678,781	35,371,644

	For the Years Ended December 31,
	2019	2018	2018
Net realized investment gains (losses) before other-than-temporary impairment losses	$100.3	$(64.4)	$41.8
Other-than-temporary impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturities	(20.3)	(6.6)	(0.8)
Other-than-temporary impairment losses on equity securities	—	—	(1.7)
Other-than-temporary impairment losses on other invested assets	—	(1.0)	—
Impairment losses recognized in earnings	(20.3)	(7.6)	(2.5)
Net realized investment gains (losses)	$80.0	$(72.0)	$39.3

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	For the Years Ended December 31,
	2019	2018	2017
Net (loss) income	$(8.4)	$63.6	$50.3
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.2)	(3.4)	(1.4)
Defined benefit pension plans:
Net (loss) gain arising during the year	(1.8)	1.2	1.2
Unrealized gains (losses) on securities:
Gains (losses) arising during the year	88.0	(93.9)	105.7
Reclassification adjustment for losses (gains) included in net income	9.9	5.4	(41.6)
Other comprehensive income (loss) before tax	95.9	(90.7)	63.9
Income tax provision related to other comprehensive income:
Defined benefit pension plans:
Net (loss) gain arising during the year	(0.4)	0.2	0.4
Unrealized gain (losses) on securities:
Gain (losses) arising during the year	14.2	(13.5)	28.0
Reclassification adjustment for losses (gains) included in net income	1.2	0.5	(13.4)
Income tax provision (benefit) related to other comprehensive income	15.0	(12.8)	15.0
Other comprehensive income (loss), net of tax	80.9	(77.9)	48.9
Comprehensive income (loss)	$72.5	$(14.3)	$99.2

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except number of shares and per share amounts)

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
Balance, January 1, 2017	$40.0	$1,123.3	$(378.2)	$959.9	$47.7	$1,792.7
Net income	—	—	—	50.3	—	50.3
Other comprehensive income - change in fair value of fixed maturities, net of taxes	—	—	—	—	49.5	49.5
Other comprehensive loss, net - other	—	—	—	—	(0.6)	(0.6)
Repurchase of common shares (756,252 at a weighted average price of $59.76)	—	—	(45.2)	—	—	(45.2)
Activity under stock incentive plans	0.4	12.0	—	—	—	12.4
Retirement of common shares (tax payments on equity compensation)	(0.1)	(8.1)	—	—	—	(8.2)
Employee stock purchase plan	0.1	1.9	—	—	—	2.0
Cash dividend declared - common shares ($0.94/share)	—	—	—	(33.2)	—	(33.2)
Balance, December 31, 2017	40.4	1,129.1	(423.4)	977.0	96.6	1,819.7
Net income	—	—	—	63.6	—	63.6
Other comprehensive income - change in fair value of fixed maturities, net of taxes	—	—	—	—	(75.5)	(75.5)
Other comprehensive loss, net - other	—	—	—	—	(2.4)	(2.4)
Repurchase of common shares (530,882 at a weighted average price of $59.83)	—	—	(31.7)	—	—	(31.7)
Activity under stock incentive plans	0.6	15.3	—	—	—	15.9
Retirement of common shares (tax payments on equity compensation)	(0.1)	(7.3)	—	—	—	(7.4)
Employee stock purchase plan	—	2.0	—	—	—	2.0
15% Stock Dividend	4.4	232.9	—	(237.3)	—	—
Cash dividend declared - common shares ($1.08/share)	—	—	—	(37.5)	—	(37.5)
Cumulative effect of adoption of ASU 2016-01, net of taxes	—	—	—	117.5	(117.5)	—
Cumulative effect of adoption of ASU 2018-02, net of taxes	—	—	—	(20.7)	20.7	—
Balance, December 31, 2018	45.3	1,372.0	(455.1)	862.6	(78.1)	1,746.7
Net loss	—	—	—	(8.4)	—	(8.4)
Other comprehensive income - change in fair value of fixed maturities, net of taxes	—	—	—	—	82.5	82.5
Other comprehensive loss, net - other	—	—	—	—	(1.6)	(1.6)
Activity under stock incentive plans	0.6	15.7	—	—	—	16.3
Retirement of common shares (tax payments on equity compensation)	(0.2)	(13.6)	—	—	—	(13.8)
Employee stock purchase plan	—	2.5	—	—	—	2.5
Cash dividend declared - common shares ($1.24/share)	—	—	—	(43.1)	—	(43.1)
Balance, December 31, 2019	$45.7	$1,376.6	$(455.1)	$811.1	$2.8	$1,781.1

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net (loss) income	$(8.4)	$63.6	$50.3
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and depreciation	27.3	31.9	33.8
Share-based payments expense	16.9	18.3	12.3
Deferred income tax benefit, net	(26.5)	(12.6)	(17.9)
Net realized investment (gains) loss	(80.0)	72.0	(39.3)
Undistributed earnings from alternative investment portfolio	(19.9)	(19.8)	(49.5)
Loss on disposals of long-lived assets, net	7.2	0.3	2.1
Impairment of goodwill	15.6	—	—
Change in:
Accrued investment income	1.5	(3.5)	(2.7)
Receivables	(460.4)	(557.5)	(602.7)
Deferred acquisition costs	7.0	(7.3)	(11.5)
Ceded unearned premiums	(87.8)	(47.6)	(4.2)
Reserves for losses and loss adjustment expenses	509.0	338.3	653.9
Unearned premiums	111.7	76.4	85.5
Ceded reinsurance payable and funds held	246.5	226.5	88.8
Income taxes	8.9	(6.1)	(8.9)
Accrued underwriting expenses and other liabilities	(5.4)	110.2	(23.5)
Other, net	(79.9)	18.2	(1.5)
Cash provided by operating activities	183.3	301.3	165.0
Cash flows from investing activities:
Sales of fixed maturity investments	1,394.3	1,259.1	1,433.3
Maturities and mandatory calls of fixed maturity investments	522.2	418.6	678.3
Sales of equity securities	374.7	238.9	201.1
Sales of other investments	83.1	101.8	95.5
Purchases of fixed maturity investments	(1,859.1)	(1,936.0)	(2,464.1)
Purchases of equity securities	(61.2)	(170.5)	(157.7)
Purchases of other investments	(63.7)	(42.6)	(39.0)
Change in foreign regulatory deposits and voluntary pools	—	13.0	(7.2)
Change in short-term investments	(490.4)	(132.2)	306.7
Settlements of foreign currency exchange forward contracts	0.3	(1.5)	(2.9)
Acquisition of Maybrooke, net of cash acquired	—	—	(105.2)
Cash acquired with acquisition of Ariscom	—	15.6	—
Purchases of fixed assets	(29.9)	(32.2)	(30.6)
Other, net	(13.1)	(0.3)	(29.5)
Cash used in investing activities	(142.8)	(268.3)	(121.3)
Cash flows from financing activities:
Additional long-term borrowings	—	—	125.0
Payment on note payable	(0.6)	—	—
Activity under stock incentive plans	1.9	1.6	1.4
Repurchase of Company's common shares	—	(31.7)	(45.2)
Payment of cash dividends to common shareholders	(43.1)	(37.5)	(33.2)
Cash (used in) provided by financing activities	(41.8)	(67.6)	48.0
Effect of exchange rate changes on cash	(0.1)	(2.8)	(1.1)
Change in cash	(1.4)	(37.4)	90.6
Cash, beginning of year	139.2	176.6	86.0
Cash, end of period	$137.8	$139.2	$176.6

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
We conduct our ongoing business through two primary segments-U.S. Operations and International Operations. In addition to these main business segments, we have a Run-off Lines segment for certain products we no longer underwrite.
U.S. Operations is comprised of the Excess and Surplus Lines businesses focusing on the U.S.-based risks that the standard, admitted insurance market is unwilling or unable to write, and through other specialized admitted and non-admitted business distributed through retail, wholesale, and managing general brokers/agents in the specialty insurance market. Excess and Surplus Lines products are underwritten by Colony Insurance Company (“Colony”). The other U.S. specialized admitted and non-admitted businesses consist of the following operations: Argo Insurance, Rockwood Casualty Insurance Company (“Rockwood”), Argo Pro, Argo Surety, U.S. Specialty Programs, Inland Marine, Argo Cyber and Trident Insurance Services.
International Operations is comprised of the Lloyd’s Syndicate platform (Syndicate 1200 and Syndicate 1910), Argo Insurance Bermuda, Continental Europe and Latin America. Syndicate 1200 and Syndicate 1910 insurance and reinsurance products are underwritten by Argo Underwriting Agency Limited based in London, under the Lloyd’s of London (“Lloyd’s”) global franchise. The additional International Operations business include Argo Insurance Bermuda, ArgoGlobal SE in Malta, ArgoGlobal Assicurazioni S.p.A in Italy, and Argo Seguros in Brazil. These businesses provide a broad range of commercial property, casualty, professional liability and specialty coverages in a number of countries and jurisdictions outside the United States.
Our Run-off Lines segment includes liabilities associated with other liability policies that were issued in the 1960s, 1970s and into the 1980s, as well as the former risk-management business and other business no longer underwritten.
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
The consolidated financial statements include the accounts and operations of Argo Group and its subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain amounts in prior years’ financial statements have been reclassified to conform to the current presentation. Amounts related to trade capital providers, who are third-party capital participants that provide underwriting capital to both Syndicate 1200 and Syndicate 1910, are included in the balance sheet. Trade capital providers participate on a quota share basis, assuming 100% of their contractual participation in the underwriting syndicate results and with such results settled on a year of account basis.

We have evaluated our investment in our eleven statutory trusts (collectively, the “Trusts”) and one charitable foundation (the “Foundation”) under the Financial Accounting Standards Board’s (“FASB’s”) provisions for consolidation of variable interest entities under Accounting Standards Codification (“ASC”) Topic 810-10, “Consolidation,” as amended. We determined that the Trusts and the Foundation are variable interest entities due to the fact that the Trusts and the Foundation do not have sufficient equity to finance their activities without additional subordinate financial support from other parties. We do not have any power to direct the activities that impact the Trusts’ or the Foundation’s economic performance. We are not entitled to receive a majority of the residual returns of the Trusts. Additionally, we are not responsible for absorbing the majority of the expected losses of the Trusts; therefore, we are not the primary beneficiary and, accordingly, the Trusts are not included in our consolidated financial statements. The expenses and donations of the charitable foundation in Bermuda are paid by Argo Group and have been included in the consolidated results.
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
Stock Dividends
On February 20, 2018, our Board of Directors (the “Board”) declared a 15% stock dividend, payable on March 21, 2018, to shareholders of record at the close of business on March 7, 2018. As a result of the stock dividend, 4,397,520 additional shares were issued. Cash was paid in lieu of fractional shares of our common shares. Excluding repurchased shares, all references to common shares and related per share amounts in this document and related disclosures have been adjusted to reflect the stock dividend for all periods presented.
Cash
Cash consists of cash deposited in banks, generally in concentration and operating accounts. Interest-bearing cash accounts are classified as short-term investments.
Investments
Investments in fixed maturities at December 31, 2019 and 2018 include bonds and structured securities. Equity securities include common stocks, preferred stocks and mutual funds. Other investments consist of foreign regulatory deposits, hedge funds, private equity funds, private equity direct investments, and voluntary pools. Short-term investments consist of money market funds, certificates of deposit, bonds, sovereign debt and interest-bearing cash accounts. Investments maturing in less than one year are classified as short-term investments in our consolidated financial statements.
The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts. This amortization or accretion is included in “Net investment income” in our Consolidated Statements of (Loss) Income.
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
Our investments in fixed maturities are considered available-for-sale and are carried at fair value. As available-for-sale investments, changes in the fair value fixed maturities are not recognized in income during the period, but rather are recognized as a separate component of shareholders’ equity until realized. Fair value of these investments is estimated using prices obtained from third-party pricing services, where available. For securities where we were unable to obtain fair values from a pricing service or broker, fair values were estimated using information obtained from investment advisors. We performed several processes to ascertain the reasonableness of these investment values by i) obtaining and reviewing internal control reports for our service providers that obtain fair values from third-party pricing services, ii) discussing with our investment managers their process for reviewing and validating pricing obtained from outside services and obtaining values for all securities from our investment managers and iii) comparing the security pricing received from the investment managers with the prices used in the consolidated financial statements and obtaining additional information for variances that exceeded a certain threshold. As of December 31, 2019, investments reported at fair value for which we did not receive a fair value from a pricing service or broker accounted for less than 1% of our investment portfolio. The actual value at which such securities could be sold or settled with willing buyer or seller may differ from such estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller. The cost of securities sold is based on the specific identification method.

Our investments in equity securities are reported at fair value. Beginning with the adoption of Accounting Standards Update (“ASU”) 2016-01, effective January 1, 2018, changes in the fair value of equity securities are now included in “Net realized investment (gains) losses” in our consolidated statements of income. See “Recently Issued Accounting Pronouncements” below for further information about ASU 2016-001 and the related impact on our consolidated financial statements.
Changes in the value of other investments consisting of hedge funds, private equity funds, private equity direct investments and voluntary pools are principally recognized to income during the period using the equity method of accounting. Our foreign regulatory deposits are assets held in trust in jurisdictions where there is a legal and regulatory requirement to maintain funds locally in order to protect policyholders. Lloyd’s is the appointed investment manager for the funds. The underlying assets are invested in government securities, agency securities and corporate bonds whose values are obtained from Lloyd’s. Foreign currency future contracts held by us are valued by our counterparties using market driven foreign currency exchanges rates.
We regularly evaluate our fixed maturity investments for other-than-temporary impairment. If the decline in the fair value of the investment is believed to be “other-than-temporary,” the carrying value of the fixed maturity investment is written down and recorded as a realized loss in our Consolidated Statements of Income. When evaluating for impairment of our fixed maturity investments, a credit loss is generally based on the present value of expected cash flows of the security as compared to the amortized book value. Factors included in this evaluation can also include, but are not limited to, the credit default rate, which includes loan-to-value ratios and credit scores of borrowers. We also recognize other-than-temporary losses on our fixed maturity securities that we intend to sell.
All investment balances include amounts relating to trade capital providers. The results of operations and other comprehensive income exclude amounts relating to trade capital providers. Trade capital providers’ participation in the syndicate results are included in reinsurance recoverable for ceded losses and reinsurance payable for ceded premiums.
Receivables
Premiums receivable, representing amounts due from insureds, are presented net of an allowance for doubtful accounts. The allowances for doubtful accounts were $7.3 million and $4.0 million at December 31, 2019 and 2018, respectively. Premiums receivable include amounts relating to the trade capital providers’ quota share.
Reinsurance recoverables represent amounts of paid losses and loss adjustment expenses, case reserves and incurred but not reported (“IBNR”) amounts ceded to reinsurers under reinsurance treaties. Reinsurance recoverables also reflect amounts that are due from trade capital providers. Reinsurance recoverables are presented in our consolidated balance sheets net of an allowance for doubtful accounts of $1.1 million and $1.8 million at December 31, 2019 and 2018, respectively (see Note 4, “Reinsurance” for related disclosures).
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

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Premiums receivable	$1.5	$2.1	$1.5
Reinsurance recoverables	0.6	—	—
Net written off	$2.1	$2.1	$1.5

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
Retrospectively Rated Policies
We have written a number of workers compensation, property and other liability policies that are retrospectively rated. Under this type of policy, the policyholder or coverholder may be entitled, subsequent to coverage expiration, to a refund or may owe additional premiums based on the amount of losses incurred under the policy. The retrospective premium adjustments on certain policies are limited to a minimum or maximum premium adjustment, which is calculated as a percentage of the standard amount of premium charged during the life of the policy. Accrued retrospectively rated premiums have been determined based on estimated ultimate loss experience of the individual policyholder accounts. The estimated liability for return of premiums under retrospectively rated policies is included in “Unearned premiums” in our consolidated balance sheets and was $5.4 million and $6.9 million at December 31, 2019 and 2018, respectively. The estimated amount included in premiums receivables for additional premiums due under retrospectively rated policies was $0.3 million and $0.4 million at December 31, 2019 and 2018, respectively.
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
The 2019 and 2018 net amortization of policy acquisition costs will not equal the change in our consolidated balance sheets as the trade capital providers’ share is not reflected in our consolidated statements of income (loss) and differences arise from foreign currency exchange rates applied to deferred acquisition costs which are treated as a nonmonetary asset.
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

We perform our annual goodwill impairment test on the first day of the fourth quarter of each year, October 1, of each year. In conjunction with our annual test, the fair value of each reporting unit exceeded its carrying value, except for our European reporting unit. As a result of this testing, we determined that the goodwill of the European reporting unit, which is included in our International Operations segment, was fully impaired and recorded a pre-tax charge of $15.6 million. Our European reporting unit was adversely impacted by a continuing soft market. Additionally, we incurred higher than expected losses and loss adjustment expenses due to adverse prior accident year loss reserve development resulting from the receipt of new information in the second half of 2019 relating to claims trends across various lines of business, coupled with increased current accident year losses and loss adjustment expenses as a result of these claim trends. Using these facts and trends, we calculated the discounted cash flows for the European reporting unit, which resulted in the indication that the carrying value of the reporting unit exceeded its fair value, resulting in the impairment.
As a result of the reviews performed on each of our reporting units for each of the years ended December 31, 2018 and 2017, we determined that the estimated fair value exceeded the respective carrying value of our reporting units for those years and goodwill was not impaired.
Other indefinite-lived intangible assets and intangible assets with finite lives were also reviewed for impairment as of October 1 of each year. As a result of the reviews performed on each of the entity’s reporting units for the three years ended December 31, 2019, 2018 and 2017, the Company determined that the other indefinite-lived intangible assets and finite-lived intangible assets were not impaired.
The following table presents our intangible assets and accumulated amortization at December 31:

	December 31,
	2019		2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Lloyd's capacity	$89.0	n/a	$89.0	n/a
Distribution network	50.2	48.2	50.2	47.0
Other	8.1	7.3	8.1	6.8
	$147.3	$55.5	$147.3	$53.8

The remaining weighted average useful life by category at December 31, 2019 was 5.0 years for the distribution network and 5.0 years for other. The remaining weighted average useful life for all assets that have not yet been fully amortized was 5.0 years at December 31, 2019.
During the years ended December 31, 2019, 2018 and 2017, amortization expense was $1.7 million, $3.3 million and $5.9 million, respectively, and is included in “underwriting, acquisition and insurance expenses” in our consolidated statements of income (loss).
The estimated amortization expense for the years ended December 31, 2020, 2021 and 2022 is $1.3 million, $1.3 million and $0.1 million, respectively. As of December 31, 2019, we have no estimated amortization expense after the year ended December 31, 2022.
Property and Equipment
Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and carried at cost less accumulated depreciation and are reported in “other assets” in our consolidated balance sheets. Depreciation is calculated using a straight-line method over the estimated useful lives of the assets, generally three to thirty-nine years. The accumulated depreciation for property and equipment was $153.2 million and $146.0 million at December 31, 2019 and 2018, respectively. The net book value of our property and equipment at December 31, 2019 and 2018 was $140.4 million and $154.8 million, respectively. The depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $24.4 million, $24.5 million and $24.1 million, respectively.
Assets Held for Sale
In December 2019, we entered into a series of agreements with a real estate firm to market and sell four company owned condominiums. We anticipate the properties to be sold in the second half of 2020.
We have classified the properties as “Assets held for sale” in our Consolidated Balance Sheet as of December 31, 2019. We have recorded the properties at their fair market value as of December 31, 2019 based on independent real estate appraisals. As a result of the reclassification to “Assets held for sale,” we recorded a pre-tax loss of $3.7 million, which is included in “Other corporate expenses” in our Consolidated Statements of (Loss) Income for the year ended December 31, 2019. These assets and the related pre-tax loss are reported as part of our Corporate and Other reporting segment in Note 18, “Segment Information”.

Derivative Instruments
We enter into short-term, currency spot and forward contracts to manage operational currency exposure on our Canadian dollar (“CAD”) investment portfolio and certain catastrophic events, minimize negative impacts to investment portfolio returns, and gain exposure to a total return strategy which invests in multiple currencies. The forward contracts are typically thirty to ninety days and are renewed as management deems necessary to accomplish the objectives of the contracts. These foreign currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other assets” at December 31, 2019 and 2018, respectively. The realized and unrealized gains and losses are included in “Net realized investment and other gains (losses) in our Consolidated Statements of Income. The forwards contracts are not designated as hedges for accounting purposes.
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
Translation gains and losses related to our operations in Brazil, Malta and Italy are recorded as a component of shareholders’ equity in our consolidated balance sheets. At December 31, 2019 and 2018, the foreign currency translation adjustments were a loss of $22.6 million and $22.4 million, respectively.
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
We recognize potential accrued interest and penalties within our global operations in “interest expense” and “underwriting, acquisition and insurance expenses,” respectively, in our consolidated statements of income (loss) related to unrecognized tax benefits.

Supplemental Cash Flow Information
Interest paid and income taxes paid (recovered) were as follows:

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Senior unsecured fixed rate notes	$9.3	$9.3	$9.3
Junior subordinated debentures	16.2	15.5	12.6
Other indebtedness	7.6	6.5	4.9
Revolving credit facility	—	—	0.3
Total interest paid	$33.1	$31.3	$27.1

Income taxes paid	24.0	24.8	16.5
Income taxes recovered	(0.1)	—	(2.5)
Income taxes paid, net	$23.9	$24.8	$14.0

Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). ASU 2016-02 requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additionally, the ASU modifies current guidance for lessors’ accounting. In July 2018, the FASB issued ASU 2018-11, “Leases: Targeted Improvements” (Topic 842), which provides for an alternative transition method by allowing entities to initially apply the new leases standard at the adoption date (such as January 1, 2019) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (comparative periods presented in the financial statements will continue to be in accordance with current GAAP (Topic 840, Leases). The standard was effective for annual and interim periods beginning after December 15, 2018, with earlier application permitted.
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

•
We have elected the “package of practical expedients,” which permits us not to reassess under the new standard our prior conclusion about lease identification, lease classification and initial direct costs.

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
2.Investments
Included in “total investments” in our consolidated balance sheets at December 31, 2019 and 2018 is $158.6 million and $133.4 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party participants that provide underwriting capital to the operations of Syndicates 1200 and 1910.

Fixed Maturities
The amortized cost, gross unrealized gains, gross unrealized losses and fair value in fixed maturity investments were as follows:

December 31, 2019
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Governments	$353.5	$2.3	$1.2	$354.6
Foreign Governments	244.8	4.6	0.7	248.7
Obligations of states and political subdivisions	145.8	6.9	0.1	152.6
Corporate bonds	1,777.4	37.7	34.7	1,780.4
Commercial mortgage-backed securities	213.5	4.6	1.1	217.0
Residential mortgage-backed securities	479.1	10.4	0.6	488.9
Asset-backed securities	164.2	1.5	0.2	165.5
Collateralized loan obligations	226.7	0.5	1.4	225.8
Total fixed maturities	$3,605.0	$68.5	$40.0	$3,633.5

December 31, 2018
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Governments	$240.9	$0.2	$4.9	$236.2
Foreign Governments	224.1	0.5	7.8	216.8
Obligations of states and political subdivisions	236.7	4.3	1.2	239.8
Corporate bonds	1,808.7	7.5	58.7	1,757.5
Commercial mortgage-backed securities	205.3	0.7	3.2	202.8
Residential mortgage-backed securities	413.1	3.4	5.7	410.8
Asset-backed securities	173.6	0.4	1.2	172.8
Collateralized loan obligations	226.7	0.5	3.5	223.7
Total fixed maturities	$3,529.1	$17.5	$86.2	$3,460.4

Contractual Maturity
The amortized cost and fair values of fixed maturity investments as of December 31, 2019, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$294.2	$294.8
Due after one year through five years	1,495.0	1,491.0
Due after five years through ten years	653.2	666.6
Thereafter	79.1	83.9
Structured securities	1,083.5	1,097.2
Total	$3,605.0	$3,633.5

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Other Invested Assets
Details regarding the carrying value and unfunded investment commitments of the other invested assets portfolio as of December 31, 2019 and 2018 were as follows:

December 31, 2019
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$109.5
Private equity	268.1	110.0
Long only funds	114.6
Other	4.3
Total other investments	$496.5	$110.0

December 31, 2018
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$120.6	$—
Private equity	211.8	120.5
Long only funds	153.0	—
Other	4.4	—
Total other invested assets	$489.8	$120.5

The following describes each investment type:

•	Hedge funds: Hedge funds include funds that primarily buy and sell stocks including short sales, multi-strategy credit, relative value credit and distressed credit.

•
Private equity:  Private equity includes buyout funds, real asset/infrastructure funds, credit special situations funds, mezzanine lending funds and direct investments and strategic non-controlling minority investments in private companies that are principally accounted for using the equity method of accounting.

•	Long only funds: Our long only funds include a fund that primarily owns international stocks and funds that primarily own investment-grade corporate and sovereign fixed income securities.

•	Other: Other includes participation in investment pools.
Unrealized Losses and Other-than-temporary Impairments
An aging of unrealized losses on our investments in fixed maturities is presented below:

December 31, 2019	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$114.6	$1.1	$17.0	$0.1	$131.6	$1.2
Foreign Governments	117.6	0.7	5.1	—	122.7	0.7
Obligations of states and political subdivisions	0.7	—	2.1	0.1	2.8	0.1
Corporate bonds	249.4	18.9	63.6	15.8	313.0	34.7
Commercial mortgage-backed securities	74.8	1.1	4.9	—	79.7	1.1
Residential mortgage-backed securities	66.9	0.3	25.2	0.3	92.1	0.6
Asset-backed securities	22.5	0.1	18.9	0.1	41.4	0.2
Collateralized loan obligations	54.7	0.8	116.7	0.6	171.4	1.4
Total fixed maturities	$701.2	$23.0	$253.5	$17.0	$954.7	$40.0

December 31, 2018	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$28.2	$0.2	$173.0	$4.7	$201.2	$4.9
Foreign Governments	73.4	3.6	125.0	4.2	198.4	7.8
Obligations of states and political subdivisions	53.3	0.6	25.3	0.6	78.6	1.2
Corporate bonds	964.3	45.7	440.8	13.0	1,405.1	58.7
Commercial mortgage-backed securities	48.5	0.6	90.6	2.6	139.1	3.2
Residential mortgage-backed securities	63.5	0.7	176.1	5.0	239.6	5.7
Asset-backed securities	73.6	0.6	64.2	0.6	137.8	1.2
Collateralized loan obligations	209.5	3.3	10.3	0.2	219.8	3.5
Total fixed maturities	$1,514.3	$55.3	$1,105.3	$30.9	$2,619.6	$86.2
We regularly evaluate our investments for other-than-temporary impairment. For fixed maturity securities, the evaluation for a credit loss is generally based on the present value of expected cash flows of the security as compared to the amortized book value. For structured securities, frequency and severity of loss inputs are used in projecting future cash flows of the securities. Loss frequency is measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. We also recognize other-than-temporary losses on fixed maturity securities that we intend to sell. Effective January 1, 2018, the Company adopted ASU 2016-1. As a result, changes in the fair value of equity securities are recognized in net realized investment gains\(losses) in the Consolidated Statement of Income.
We hold a total of 6,069 securities, of which 909 were in an unrealized loss position for less than one year and 330 were in an unrealized loss position for a period one year or greater as of December 31, 2019. Unrealized losses greater than twelve months on fixed maturities were the result of a number of factors, including increased credit spreads, foreign currency fluctuations and higher market yields relative to the date the securities were purchased, and for structured securities, by the performance of the underlying collateral, as well. In considering whether an investment is other-than-temporarily impaired or not, we also considered that we do not intend to sell the investments and it is unlikely that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. We do not consider these investments to be other-than-temporarily impaired at December 31, 2019.
We recognized other-than-temporary losses on our fixed maturities and equity portfolios as follows:

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Other-than-temporary impairment:
Foreign governments	$(2.0)	$—	$—
Obligations of states and political subdivisions	(0.1)	—	(0.1)
Corporate bonds	(18.2)	(6.6)	(0.7)
Equity securities	—	—	(1.7)
Other invested assets	—	(1.0)	—
Other-than-temporary impairment losses	$(20.3)	$(7.6)	$(2.5)

Net Investment Income
Investment income and expenses were as follows:

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Investment income:
Interest on fixed maturities	$129.5	$115.0	$97.1
Dividends on equity securities	11.1	12.5	13.9
Income on alternative investments	22.4	19.8	49.5
Income on short-term and other investments	8.9	9.5	7.7
Investment income	171.9	156.8	168.2
Investment expenses	(20.8)	(23.7)	(28.2)
Net investment income	$151.1	$133.1	$140.0

Net Realized Investment Gains and Losses
The following table presents our gross realized investment gains (losses):

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Realized gains on fixed maturities and other
Fixed maturities	$22.2	$17.7	$25.7
Other investments	33.0	41.4	25.7
Other assets and short-term investments	—	0.2	0.7
	55.2	59.3	52.1
Realized losses on fixed maturities and other
Fixed maturities	(11.7)	(16.0)	(20.0)
Other investments	(31.3)	(39.5)	(36.2)
Short-term investments	—	(0.5)	(0.2)
Other-than-temporary impairment losses on fixed maturities	(20.3)	(6.6)	(0.8)
Other-than-temporary impairment losses on other assets	—	(1.0)	—
	(63.3)	(63.6)	(57.2)
Equity securities (1)
Net realized gains on equity securities	128.9	37.4	46.1
Other-than-temporary impairment losses on equity securities	—	—	(1.7)
Change in unrealized (losses) on equity securities held at the end of the period	(40.8)	(105.1)	—
Net realized gains (losses) on equity securities	88.1	(67.7)	44.4
Net realized investment gains (losses) before income taxes	80.0	(72.0)	39.3
Income tax provision	(16.2)	(11.2)	(12.0)
Net realized investment gains (losses) net of income taxes	$63.8	$(83.2)	$27.3
(1) Effective January 1, 2018, we adopted ASU 2016-1. As a result, unrealized gains (losses) at the date of adoption have been reclassified from accumulated other comprehensive income to retained earnings. Additionally, all changes in the fair value of equity securities are recognized in net realized investment gains (losses). Prior periods have not been restated to conform to the current presentation. See “Recently Issued Accounting Pronouncements.”
The cost of securities sold is based on the specific identification method.

Changes in unrealized appreciation (depreciation) related to investments are summarized as follows:

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Change in unrealized gains (losses)
Fixed maturities	$93.3	$(88.1)	$25.4
Equity securities	—	—	36.6
Other investments	4.4	0.1	2.1
Other and short-term investments	0.2	(0.5)	—
Net unrealized investment gains (losses) before income taxes	97.9	(88.5)	64.1
Income tax (provision) benefit	(15.4)	13.0	(14.6)
Net unrealized investment gains (losses), net of income taxes	$82.5	$(75.5)	$49.5

Foreign Currency Exchange Forward Contracts
We entered into foreign currency exchange forward contracts to manage operational currency exposure on our Canadian dollar (“CAD”) investment portfolio and certain catastrophic events, minimize negative impacts to investment portfolio returns, and gain exposure to a total return strategy which invests in multiple currencies.  The currency forward contracts are carried at fair value in our consolidated balance sheets in “other assets” at December 31, 2019 and 2018.  The gains and losses are included in “net realized investment and other gains” in our consolidated statements of income.
The fair value of our foreign currency exchange forward contracts as of December 31 was as follows:

(in millions)	December 31, 2019	December 31, 2018
Operational currency exposure	$(0.8)	$4.4
Asset manager investment exposure	(0.3)	(0.3)
Total return strategy	2.2	(1.5)
Total	$1.1	$2.6

The following table presents our gross investment realized gains and losses on our foreign currency exchange forward contracts:

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Realized gains
Operational currency exposure	5.7	9.7	12.4
Asset manager investment exposure	2.7	5.8	1.5
Total return strategy	22.5	26.7	10.4
Gross realized investment gains	30.9	42.2	24.3
Realized losses
Operational currency exposure	(10.6)	(7.9)	(13.8)
Asset manager investment exposure	(0.8)	(3.0)	(11.3)
Total return strategy	(17.6)	(28.6)	(7.6)
Gross realized investment losses	(29.0)	(39.5)	(32.7)
Net realized investment gains (losses) on foreign currency exchange forward contracts	$1.9	$2.7	$(8.4)

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

(in millions)	December 31, 2019	December 31, 2018
Securities on deposit for regulatory and other purposes	$192.5	$172.6
Securities pledged as collateral for letters of credit and other	169.9	120.9
Securities and cash on deposit supporting Lloyd’s business	412.8	376.8
Total restricted investments	$775.2	$670.3

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

We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of December 31, 2019 and 2018. A description of the valuation techniques we use to measure assets at fair value is as follows:
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
Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2019	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
U.S. Governments	$354.6	$349.1	$5.5	$—
Foreign Governments	248.7	—	248.7	—
Obligations of states and political subdivisions	152.6	—	152.6	—
Corporate bonds	1,780.4	—	1,773.0	7.4
Commercial mortgage-backed securities	217.0	—	217.0	—
Residential mortgage-backed securities	488.9	—	488.9	—
Asset-backed securities	165.5	—	165.5	—
Collateralized loan obligations	225.8	—	225.8	—
Total fixed maturities	3,633.5	349.1	3,277.0	7.4
Equity securities	124.4	117.8	—	6.6
Other investments	400.2	—	400.2	—
Short-term investments	845.0	823.5	21.5	—
	$5,003.1	$1,290.4	$3,698.7	$14.0
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
A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:
Fair Value Measurements Using Observable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2019	$2.2	$8.2	$10.4
Transfers into Level 3	3.5	—	3.5
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income	(0.4)	(1.6)	(2.0)
Included in other comprehensive income	0.6	—	0.6
Purchases, issuances, sales, and settlements:
Purchases	1.9	—	1.9
Issuances	—	—	—
Sales	(0.4)	—	(0.4)
Settlements	—	—	—
Ending balance, Ending balance, December 31, 2019	$7.4	$6.6	$14.0
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2019	$—	$—	$—

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2018	$1.9	$2.3	$4.2
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income	—	0.2	0.2
Included in other comprehensive loss	0.3	—	0.3
Purchases, issuances, sales, and settlements:
Purchases	—	7.3	7.3
Issuances	—	—	—
Sales	—	(1.6)	(1.6)
Settlements	—	—	—
Ending balance, Ending balance, December 31, 2018	$2.2	$8.2	$10.4
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2018	$—	$—	$—

At December 31, 2019 and 2018, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.
3.Leases
We adopted ASU 2016-02, “Leases” on January 1, 2019, which resulted in the recognition of operating leases on the balance sheet beginning in 2019 and forward. See “Recently Issued Accounting Pronouncements,” for additional information on the adoption of the ASU.
We determine if a contract contains a lease at inception and recognize operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments at the commencement date. As our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments. Lease agreements have lease and non-lease components. We account for these components separately, therefore our operating lease right-of-use asset and operating lease liabilities represent base rent only. Lease expense is recognized on a straight-line basis over the lease term. Renewal options are evaluated prior to the expiration date, and record upon exercise.
Our operating lease obligations are for office facilities, corporate housing and equipment. Our leases have remaining lease terms ranging between less than 1 year to 14 years, some of which include options to extend the leases. Expenses associated with leases totaled $23.4 million for the year ended December 31, 2019, as compared to $20.6 million for the year ended December 31, 2018. The components of lease expense and other lease information as of and during the year ended December 31, 2019, are as follows:

December 31,
(in millions)	2019
Operating leases right-of-use assets	$91.8
Operating lease liabilities	105.7

Operating lease weighted-average remaining lease term	9.91
Operating lease weighted-average discount rate	3.86%

For the Year Ended December 31,
(in millions)	2019
Operating lease costs	$19.3
Variable lease costs	4.5
Sublease income	(0.4)
Total lease costs	$23.4

Operating cash flows from operating leases (fixed payments)	$17.5
Operating cash flows from operating leases (liability reduction)	$18.3

Our finance leases and short-term leases as of December 31, 2019 were not material.
In December 2019, we re-assessed three real estate leases and based on current facts and circumstances, determined that the leases were terminated. Termination of these leases did not have a material impact on the Consolidated Statement of Income (Loss) for the year ended December 31, 2019. Impact to the Consolidated Balance Sheet was a reduction to the right of use asset and to the lease liability in the amount of $4.2 million.
In December 2019, we sold our corporate aircraft for $15.5 million and as a result, terminated the related lease. As a result of this termination, we recorded a realized loss on the sale of the corporate aircraft of $2.8 million. Impact to the consolidated balance sheet was a reduction to the right of use asset and to the lease liability in the amount of $10.9 million.
Future minimum lease payments under operating leases as of December 31, 2019 and December 31, 2018 were as follows:

	December 31,
(in millions)	2019	2018
2020	15.1	18.7
2021	14.5	18.6
2022	13.0	17.5
2023	10.6	14.7
2024	9.6	12.3
Thereafter	67.5	80.1
Total future minimum lease payments	$130.3	$161.9

Future lease obligations	—
Less imputed interest	(24.6)	N/A
Total operating lease liability	$105.7	N/A

We have certain investment properties that we lease to independent, third parties. These properties consist of an office building that is currently leased through August 2026 and three condominiums that are leased on a short-term basis. The carrying value of the office building is included in “Other assets” on our consolidated balance sheet. The condominiums were placed for sale in December 2019. The carrying value of these condominiums are included in the “Assets held for Sale” on our consolidated balance sheet. Income for these leased properties was $2.8 million for each of the years ended December 31, 2019 and 2018. Income for these leased properties is included in “fee and other income” on our consolidated statements of income (loss).

4.Reinsurance
We reinsure certain risks with other insurance companies. Such arrangements serve to limit our maximum loss on certain individual risks as well as on catastrophes and large or unusually hazardous risks. We are liable to our insureds for reinsurance ceded in the event our reinsurers do not meet their obligations. Thus, a credit exposure exists with respect to reinsurance ceded to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. Our allowance for uncollectible reinsurance balances receivable on paid losses and incurred claims was $1.1 million and $1.8 million as of December 31, 2019 and 2018, respectively. Under certain reinsurance agreements, collateral, including letters of credit, is held to secure performance of reinsurers in meeting their obligations. The amount of such collateral was $1,184.7 million and $944.0 million at December 31, 2019 and 2018, respectively. The collateral we hold does not apply to our entire outstanding reinsurance recoverable. Rather, collateral is provided on an individual contract basis as appropriate. For each individual reinsurer, the collateral held may exceed or fall below the total outstanding recoverable from that individual reinsurer.
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
Estimated losses recoverable from reinsurers and the ceded portion of unearned premiums are reported as assets in our consolidated balance sheets. Included in “reinsurance recoverables” are paid loss recoverables of $669.7 million and $596.6 million as of December 31, 2019 and 2018, respectively. “Earned premiums” and “losses and loss adjustment expenses” are reported net of reinsurance in our consolidated statements of income (loss).
Losses and loss adjustment expenses of $1,220.7 million, $1,040.8 million and $1,050.2 million for the years ended December 31, 2019, 2018 and 2017, respectively, are net of amounts ceded to reinsurers of $1,031.1 million, $888.9 million and $992.6 million, respectively.
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
Premiums were as follows:

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Direct written premiums	$2,509.5	$2,293.8	$2,029.2
Reinsurance ceded to other companies	(1,374.8)	(1,189.7)	(1,043.7)
Reinsurance assumed from other companies	619.7	661.4	668.0
Net written premiums	$1,754.4	$1,765.5	$1,653.5
Direct earned premiums	$2,411.5	$2,201.9	$1,912.2
Reinsurance ceded to other companies	(1,286.0)	(1,137.9)	(1,033.6)
Reinsurance assumed from other companies	604.0	667.7	693.7
Net earned premiums	$1,729.5	$1,731.7	$1,572.3
Percentage of reinsurance assumed to net earned premiums	34.9%	38.6%	44.1%

5.	Reserves for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Net reserves beginning of the year	$2,562.9	$2,488.0	$2,180.2
Net Maybrooke reserves acquired	—	—	131.8
Net reserves acquired	—	43.4	—
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	1,082.6	1,058.8	1,058.4
Prior accident years	138.1	(18.0)	(8.2)
Losses and LAE incurred during calendar year, net of reinsurance	1,220.7	1,040.8	1,050.2
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	224.3	273.3	289.6
Prior accident years	806.0	665.6	599.8
Losses and LAE payments made during current calendar year, net of reinsurance:	1,030.3	938.9	889.4
Change in participation interest (1)	(14.4)	(25.5)	(23.2)
Foreign exchange adjustments	(16.2)	(44.9)	38.4
Net reserves - end of period	2,722.7	2,562.9	2,488.0
Add:
Reinsurance recoverables on unpaid losses and LAE, end of period	2,434.9	2,091.7	1,713.0
Gross reserves - end of period	$5,157.6	$4,654.6	$4,201.0
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
The impact from the unfavorable (favorable) development of prior accident years’ losses and LAE reserves on each reporting segment is presented below:

	For the Years Ended December 31,
(in millions)	2019	2018	2017
U.S. Operations	$15.7	$(20.8)	$(38.7)
International Operations	110.4	(9.5)	13.2
Run-off Lines	12.0	12.3	17.3
Total unfavorable (favorable) prior-year development	$138.1	$(18.0)	$(8.2)

The following describes the primary factors behind each segment’s prior accident year reserve development for the years ended December 31, 2019, 2018 and 2017:
Year ended December 31, 2019:

•
U.S. Operations: Unfavorable development in professional, property and liability lines partially offset by favorable development in specialty lines. The unfavorable professional lines development was driven by movements on individual large management liability claims primarily impacting accident years 2015 through 2017. The unfavorable property development was primarily driven by large excess claims resulting from the 2017 and 2018 catastrophe events. The unfavorable liability lines development was driven by actual loss activity greater than expected. The three most recent accident years showed unfavorable development partially offset by favorable development on older years. The favorable specialty lines development was driven by favorable experience in the surety business across multiple accident years.

•
International Operations: Unfavorable development was primarily concentrated in liability and professional lines. The charges impacted our Bermuda casualty and professional divisions, and our Syndicate 1200 and European operations. The charges in our Bermuda business stemmed from public utility business in our casualty division, which we previously exited, as well as updated estimates on a number of other casualty and professional claims based on new information received in the last three quarters of 2019. As it relates to Syndicate 1200, the adverse development generally related to businesses that we have previously exited or where aggressive remedial underwriting actions have been taken. As it relates to Europe, the adverse development primarily related to certain cover-holders whose contracts were previously terminated or where aggressive remedial underwriting actions have been taken as well as unexpected movements in large professional liability losses. This unfavorable development was primarily due to obtaining additional information on several individual claims, including investigations regarding causes of the incidents leading to the losses, reports provided by outside counsel, audits of the underlying losses and recent court decisions, settlements and jury awards. The result was an increase in the number of claims with the potential for underlying losses to reach our attachment point, particularly within our Bermuda Operations. Adverse development in Syndicate 1200 related to large claims involving the marine and energy and liability divisions. Losses on small and medium enterprise package business were also higher than expected. The unfavorable development during the year was also attributable to the results of ongoing audits, underwriting reviews, and updates from third-party cover-holders, which included the identification of differences from original expectations with regard to the classes written, the distribution of writings by geography, and the rates charged by the cover-holders.

•
Run-off Lines: Unfavorable development in asbestos and environmental and other run-off segments partially offset by favorable development in risk management workers compensation. The change in asbestos was driven by assumed business where accounts are staying open longer than expected. The change in environmental was driven by individual claims on direct business.

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

•
Run-off Lines: Unfavorable development on prior accident years driven by our asbestos exposure due to increasing defense costs and an increase in the time claims remain open, and in other run-off lines, partially offset by favorable development in the run-off risk-management lines.

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
Short-Duration Contract Disclosures
Our basis for disaggregating short-duration contracts is by each of our two ongoing reporting segments, U.S. Operations and International Operations, further disaggregated within each segment by our operating divisions and the primary insurance and reinsurance lines of business we write. We have chosen to disaggregate the data in this way so as to not obscure useful information by otherwise aggregating items with significantly different characteristics. See Note 18, “Segment Information,” for additional information regarding our two ongoing reporting segments.

Operating Divisions
Our U.S. Operations reporting segment is comprised of two primary operating divisions, Excess and Surplus Lines and Specialty Admitted, while International Operations’ primary operating divisions are Syndicate 1200, Reinsurance, Argo Insurance Bermuda and Europe. Each of these operating divisions are further described below.
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
Europe
The Europe division underwrites professional liability, surety, and property and casualty business in continental Europe and is a specialty underwriter of property, marine, accident & health and liability insurance with a focus on Italy and Southern Europe.
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
Descriptions of the primary types of coverages included in the significant lines of business for each operating division, as disclosed in the following tables, are noted below:
Excess and Surplus Lines

•	Liability: primary and excess specialty casualty, contract liability, commercial multi-peril, product liability, environmental liability, and auto liability
Specialty Admitted

•	Liability: workers compensation, general liability, auto liability, and various public entity liability risks

•	Professional: management liability and errors and omissions liability

•	Specialty: surety and inland marine
Argo Insurance Bermuda

•	Liability: long-tail excess casualty and general liability
Reinsurance

•	Property: property catastrophe reinsurance and excess property direct and facultative insurance

Syndicate 1200

•	Liability: general liability, international casualty and motor treaties

•	Professional: professional indemnity, directors and officer’s liability, and medical malpractice

•	Property: direct and facultative excess insurance, North American and international binders, and residential collateral protection for lending institutions

•	Specialty: personal accident, aviation, cargo, yachts, and onshore and offshore marine
Europe

•	Professional: directors and officer’s liability, professional indemnity and cyber
Run-off Lines Segment
We have a Run-off Lines segment for certain products that we no longer underwrite, including asbestos and environmental claims. We have excluded the Run-off Lines segment from the following disaggregated short-duration contract disclosures due to its insignificance to our consolidated financial position and results of operations, both quantitatively and qualitatively. Gross reserves for losses and LAE in Run-off Lines account for less than 5% of our consolidated gross reserves for losses and LAE, and are primarily related to accident years prior to the mid-1990s. As such, claims development tables for the most recent ten accident years would not provide meaningful information to users of our financial statements, as the majority of the remaining reserves for losses and LAE would be for accident years not separately presented. See Note 6, “Run-off Lines,” for further information on this segment, including discussion of prior accidents years’ development.
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
We formed ArgoGlobal SE in the fourth quarter of 2011. Beginning with the 2012 calendar year, we began accumulating such claims information by accident year and line of business, and have included such in the tabular disclosures below for the Europe operating division, Professional line of business disaggregation category.
Foreign Currency
Portions of the business we write in the Syndicate 1200, Argo Bermuda Insurance, Reinsurance and Europe divisions are denominated in foreign currencies. We have used the December 31, 2019 balance sheet foreign exchange rates to recast the incurred and paid claims information for all periods presented in the following claims development tables in order to eliminate the effects of changes in foreign currency translation rates.

Reserves for IBNR Claims
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
As described above, various actuarial methods are used to determine the reserves for losses and LAE recorded in our consolidated balance sheets. Weightings of methods at a detailed level may change from evaluation to evaluation based on a number of observations, measures, and time elements. There were no significant changes to the methods and assumptions underlying our consolidated reserve estimations and selections as of December 31, 2019.

Incurred & Paid Claims Development Disclosures
The following tables provide information about incurred and cumulative paid losses and allocated loss adjustment expenses (“ALAE”), net of reinsurance. The following tables also include IBNR reserves plus expected development on reported claims and the cumulative number of reported claims as of December 31, 2019.

Reporting Segment: U.S. Operations Operating Division: Excess and Surplus Lines Line of Business: Liability (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019
2011	$202.9	$206.0	$205.8	$200.0	$193.5	$192.8	$189.0	$187.8	$185.8
2012		189.6	196.0	189.7	183.6	184.4	182.1	182.3	181.0
2013			217.9	222.6	224.3	227.2	220.4	216.0	214.3
2014				213.0	215.2	213.2	211.9	212.3	210.0
2015					232.5	237.1	228.6	226.4	224.8
2016						246.4	250.6	243.1	248.3
2017							253.3	244.3	249.0
2018								278.8	269.5
2019									269.8
								Total	$2,052.5

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019
2011	$17.6	$53.8	$91.0	$122.9	$146.6	$162.4	$170.0	$174.4	$177.5
2012		17.2	52.8	89.1	120.8	142.4	157.5	163.4	170.3
2013			17.6	60.2	100.4	135.2	163.7	179.6	192.2
2014				15.0	52.2	95.9	131.6	154.5	172.8
2015					16.5	51.9	91.4	131.5	162.8
2016						17.4	52.8	95.5	149.5
2017							11.5	38.7	88.0
2018								15.0	47.0
2019									14.9
								Total	$1,175.0
Outstanding liabilities for unpaid losses and ALAE prior to 2011, net of reinsurance									35.5
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance									$913.0

	As of December 31, 2019
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2011	$185.8	$3.9	8,490
2012	181.0	5.8	7,453
2013	214.3	11.4	7,397
2014	210.0	19.0	6,684
2015	224.8	32.5	6,306
2016	248.3	59.7	6,038
2017	249.0	92.5	6,251
2018	269.5	163.8	5,852
2019	269.8	207.5	4,199

(1)	Information presented for calendar years prior to 2019 is required supplementary information and is unaudited.

(2)	The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims.

Reporting Segment: U.S. Operations Operating Division: Specialty Admitted Line of Business: Liability (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019
2011	$140.3	$155.1	$159.0	$157.5	$158.2	$154.0	$153.7	$154.0	$151.6
2012		140.3	146.3	149.7	153.3	151.5	147.7	146.7	146.2
2013			126.6	133.2	136.7	133.2	131.1	130.6	128.9
2014				115.6	121.9	116.9	114.5	111.5	111.9
2015					107.3	106.7	101.7	102.3	103.1
2016						96.1	99.9	99.3	104.7
2017							121.5	129.5	135.3
2018								147.3	160.9
2019									151.3
								Total	$1,193.9

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019
2011	$23.2	$57.5	$85.9	$111.3	$126.1	$135.1	$139.8	$143.1	$144.0
2012		20.1	51.0	80.7	105.8	120.8	127.9	131.9	135.0
2013			18.9	49.4	74.0	93.6	102.8	109.7	114.7
2014				17.4	38.8	58.7	75.3	86.1	93.5
2015					17.2	35.0	48.8	64.2	73.6
2016						11.1	31.7	48.6	67.6
2017							16.3	44.4	70.9
2018								19.4	51.9
2019									17.5
								Total	$768.7
Outstanding liabilities for unpaid losses and ALAE prior to 2011, net of reinsurance									42.3
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance									$467.5

	As of December 31, 2019
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2011	$151.6	$4.4	28,181
2012	146.2	5.1	23,657
2013	128.9	7.0	18,975
2014	111.9	10.1	16,346
2015	103.1	14.2	14,622
2016	104.7	15.1	11,802
2017	135.3	37.2	13,473
2018	160.9	54.6	15,267
2019	151.3	89.4	12,867

(1)	Information presented for calendar years prior to 2019 is required supplementary information and is unaudited.

(2)	The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims.

Reporting Segment: U.S. Operations Operating Division: Specialty Admitted Line of Business: Professional (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019
2011	$—	$35.0	$35.0	$32.5	$28.2	$26.9	$26.6	$26.0	$25.8
2012		27.8	28.3	28.6	25.8	24.0	24.5	24.9	24.6
2013			20.9	21.5	21.1	19.0	19.8	19.5	18.3
2014				22.4	22.4	26.0	33.7	36.2	35.4
2015					29.9	29.5	33.2	34.0	37.1
2016						44.2	44.8	45.1	42.9
2017							60.1	61.8	78.3
2018								70.8	73.2
2019									94.4
								Total	$430.0

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019
2011	$—	$11.8	$17.8	$22.0	$24.0	$25.4	$25.7	$25.7	$25.7
2012		2.3	8.6	16.9	19.9	21.4	22.6	23.5	24.2
2013			1.9	6.3	10.9	14.2	17.6	17.5	17.9
2014				2.3	5.4	15.1	24.1	25.5	32.3
2015					1.8	8.3	15.6	20.8	26.2
2016						2.4	11.9	24.6	28.9
2017							3.5	24.9	38.0
2018								4.5	16.7
2019									4.9
								Total	$214.8
Outstanding liabilities for unpaid losses and ALAE prior to 2011, net of reinsurance									1.7
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance									$216.9

	As of December 31, 2019
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2011	$25.8	$0.1	820
2012	24.6	0.2	641
2013	18.3	0.3	622
2014	35.4	0.6	1,044
2015	37.1	1.4	1,840
2016	42.9	7.8	3,238
2017	78.3	7.0	3,724
2018	73.2	39.7	4,224
2019	94.4	75.3	4,432

(1)	Information presented for calendar years prior to 2019 is required supplementary information and is unaudited.

(2)	The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims.

Reporting Segment: U.S. Operations Operating Division: Specialty Admitted Line of Business: Specialty (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019
2011	$0.2	$3.9	$3.4	$3.4	$3.6	$2.6	$2.0	$1.7	$1.7
2012		7.5	6.7	4.9	4.3	4.0	3.9	3.5	3.6
2013			10.0	8.6	4.6	2.5	1.7	0.9	0.9
2014				13.1	13.1	8.9	6.0	4.8	4.7
2015					14.8	14.3	9.5	5.5	1.2
2016						15.0	15.0	11.2	6.2
2017							16.2	16.2	7.6
2018								20.9	17.4
2019									22.8
								Total	$66.1

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019
2011	$—	$1.6	$1.4	$1.3	$1.2	$1.7	$1.7	$1.7	$1.7
2012		3.6	3.3	3.3	3.3	3.3	3.4	3.3	3.4
2013			0.4	0.9	0.9	0.9	0.9	0.9	0.9
2014				1.1	3.3	4.0	4.0	4.1	4.1
2015					0.2	0.1	0.2	0.3	0.3
2016						1.3	1.6	2.2	2.2
2017							0.3	0.1	—
2018									0.7
2019									0.7
								Total	$14.0
Outstanding liabilities for unpaid losses and ALAE prior to 2011, net of reinsurance									0.6
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance									$52.7

	As of December 31, 2019
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2011	$1.7	$—	80
2012	3.6	0.2	129
2013	0.9	—	50
2014	4.7	0.6	50
2015	1.2	0.9	24
2016	6.2	1.0	57
2017	7.6	7.6	96
2018	17.4	15.3	114
2019	22.8	22.1	122

(1)	Information presented for calendar years prior to 2019 is required supplementary information and is unaudited.

(2)	The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims.

Reporting Segment: International Operations Operating Division: Reinsurance Line of Business: Property (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019
2011	$126.1	$104.7	$106.7	$104.6	$103.9	$103.7	$131.7	$138.3	$140.5
2012		47.1	51.3	50.3	51.6	46.4	62.7	66.9	69.3
2013			31.9	33.3	32.8	31.1	32.7	32.1	31.6
2014				26.5	26.5	24.2	35.3	38.1	39.9
2015					27.1	23.4	159.5	155.1	150.2
2016						43.5	48.5	41.1	58.4
2017							157.7	158.0	165.1
2018								68.0	82.7
2019									61.2
								Total	$798.9

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019
2011	$41.6	$67.0	$87.8	$95.3	$97.4	$98.6	$126.8	$133.6	$137.4
2012		12.4	31.1	40.5	49.6	44.0	58.7	64.6	68.1
2013			4.1	16.5	26.3	28.7	30.7	30.8	30.8
2014				2.8	12.6	18.3	36.4	37.0	39.5
2015					4.2	11.0	135.4	142.5	145.9
2016						13.5	27.1	31.1	51.6
2017							84.2	139.6	164.0
2018								24.6	71.5
2019									8.1
								Total	$716.9
Outstanding liabilities for unpaid losses and ALAE prior to 2011, net of reinsurance									3.7
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance									$85.7

	As of December 31, 2019
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2011	$140.5	$0.3	460
2012	69.3	—	278
2013	31.6	0.2	222
2014	39.9	0.1	221
2015	150.2	1.3	220
2016	58.4	4.9	384
2017	165.1	(14.5)	813
2018	82.7	(11.6)	645
2019	61.2	43.0	133

(1)	Information presented for calendar years prior to 2019 is required supplementary information and is unaudited.

(2)	The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims.

Reporting Segment: International Operations Operating Division: Argo Insurance Bermuda Line of Business: Liability (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019
2011	$6.6	$6.6	$6.6	$4.4	$2.2	$1.6	$1.0	$—	$—
2012		7.4	7.4	7.4	5.6	4.4	1.7	—	0.6
2013			8.5	8.5	8.5	8.5	4.9	2.2	5.3
2014				9.8	9.8	9.8	6.2	1.5	2.3
2015					11.3	14.3	24.8	35.4	45.4
2016						13.9	14.0	14.0	6.6
2017							17.1	17.3	26.9
2018								8.9	32.0
2019									13.3
								Total	$132.4

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019
2011	$—	$—	$—	$—	$—	$—	$—	$—	$—
2012		—	—	—	—	—	—	—	—
2013			—	—	—	—	2.3	2.3	2.3
2014				—	—	0.1	0.1	1.2	1.2
2015					—	—	16.1	20.3	26.6
2016						—	—	—	0.1
2017							—	3.3	3.4
2018								—	13.8
2019									—
								Total	$47.4
Outstanding liabilities for unpaid losses and ALAE prior to 2011, net of reinsurance									—
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance									$85.0

	As of December 31, 2019
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2011	$—	$—	1,425
2012	0.6	0.6	1,385
2013	5.3	1.9	1,194
2014	2.3	0.3	1,338
2015	45.4	6.7	1,583
2016	6.6	6.5	1,907
2017	26.9	4.6	2,035
2018	32.0	13.7	982
2019	13.3	13.3	907

(1)	Information presented for calendar years prior to 2019 is required supplementary information and is unaudited.

(2)	The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims.

Reporting Segment: International Operations Operating Division: Syndicate 1200 Line of Business: Liability (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019
2010	$5.8	$4.9	$4.5	$6.2	$6.0	$5.9	$5.8	$5.9	$5.8	$6.2
2011		8.2	8.7	11.0	11.1	10.4	10.2	10.7	10.9	11.5
2012			8.6	10.7	14.9	14.2	13.8	14.5	15.0	15.6
2013				22.6	26.7	26.2	24.3	24.2	25.0	26.4
2014					36.9	35.9	33.3	32.2	33.5	35.6
2015						34.1	29.1	28.8	29.1	32.9
2016							25.2	26.2	25.8	28.3
2017								24.4	23.2	26.7
2018									21.4	19.9
2019										16.5
									Total	$219.6

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019
2010	$—	$0.2	$0.6	$1.1	$2.0	$2.8	$3.8	$4.1	$4.4	$5.1
2011		0.2	0.8	1.7	3.4	5.5	7.0	7.9	8.8	9.8
2012			0.4	1.2	2.5	5.7	8.2	10.0	11.8	12.8
2013				1.5	3.2	7.0	11.3	15.6	19.7	22.5
2014					1.9	4.5	9.8	13.6	20.1	24.6
2015						0.8	5.1	7.3	12.2	17.5
2016							1.8	5.7	10.5	15.1
2017								1.9	6.6	11.0
2018									2.3	6.6
2019										1.3
									Total	$126.3
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$93.3

	As of December 31, 2019
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims
2010	$6.2	$0.1
2011	11.5	0.5
2012	15.6	0.6
2013	26.4	1.5
2014	35.6	3.7
2015	32.9	6.5
2016	28.3	7.1
2017	26.7	11.9
2018	19.9	12.0
2019	16.5	13.6

(1)	Information presented for calendar years prior to 2019 is required supplementary information and is unaudited.

Reporting Segment: International Operations Operating Division: Syndicate 1200 Line of Business: Professional (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019
2010	$15.6	$12.8	$12.7	$11.2	$10.1	$9.4	$9.5	$9.5	$9.8	$10.0
2011		19.1	21.0	18.5	15.5	14.6	14.7	15.1	15.7	16.2
2012			13.5	13.5	13.7	13.6	13.7	14.6	15.1	16.0
2013				21.9	21.8	21.9	21.5	21.7	22.5	23.9
2014					33.8	35.0	35.1	38.1	40.0	41.9
2015						36.8	36.1	37.3	37.4	40.8
2016							31.8	26.0	25.5	30.9
2017								23.6	21.1	24.4
2018									20.1	17.0
2019										22.4
									Total	$243.5

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019
2010	$0.1	$1.0	$2.0	$3.0	$3.8	$5.1	$6.5	$6.8	$7.7	$7.9
2011		1.0	2.5	4.2	6.6	8.3	10.6	11.4	12.8	13.5
2012			0.6	1.8	4.3	5.8	8.2	9.5	11.2	12.5
2013				1.7	3.7	7.1	11.6	15.4	17.7	20.1
2014					1.6	6.3	14.6	23.6	27.8	32.3
2015						2.2	8.3	14.8	19.6	24.9
2016							2.1	5.8	10.6	17.2
2017								1.2	5.0	9.6
2018									1.0	4.8
2019										2.5
									Total	$145.3
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$98.2

	As of December 31, 2019
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims
2010	$10.0	$0.2
2011	16.2	0.7
2012	16.0	0.8
2013	23.9	2.1
2014	41.9	4.9
2015	40.8	8.6
2016	30.9	8.0
2017	24.4	11.3
2018	17.0	10.6
2019	22.4	18.6

(1)	Information presented for calendar years prior to 2019 is required supplementary information and is unaudited.

Reporting Segment: International Operations Operating Division: Syndicate 1200 Line of Business: Property (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019
2010	$50.7	$58.2	$54.8	$54.3	$51.6	$51.3	$50.8	$51.5	$51.2	$51.1
2011		108.5	113.8	108.0	95.2	93.3	92.7	92.8	92.2	91.9
2012			88.9	88.7	93.0	92.1	91.0	90.9	90.1	89.6
2013				83.4	79.3	78.3	76.9	76.7	75.7	74.6
2014					69.8	64.2	65.7	66.3	65.6	63.6
2015						55.9	66.3	73.6	74.2	72.9
2016							70.6	86.4	91.6	90.7
2017								84.9	91.4	96.1
2018									62.2	61.9
2019										42.8
									Total	$735.2

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019
2010	$1.8	$19.6	$28.1	$33.9	$35.9	$40.1	$41.6	$42.7	$43.4	$43.4
2011		23.5	47.3	62.0	73.8	79.6	81.3	82.9	82.6	82.0
2012			29.6	47.8	63.0	74.1	76.4	77.6	77.8	77.7
2013				44.5	56.8	69.3	73.5	74.3	73.5	72.5
2014					29.5	51.5	57.6	60.1	60.0	58.0
2015						22.9	42.8	52.7	59.1	58.6
2016							38.9	63.9	78.6	80.0
2017								29.3	62.4	71.5
2018									30.2	53.1
2019										20.5
									Total	$617.3
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$117.9

	As of December 31, 2019
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims
2010	$51.1	$—
2011	91.9	—
2012	89.6	—
2013	74.6	—
2014	63.6	—
2015	72.9	—
2016	90.7	—
2017	96.1	3.0
2018	61.9	6.2
2019	42.8	21.4

(1)	Information presented for calendar years prior to 2019 is required supplementary information and is unaudited.

Reporting Segment: International Operations Operating Division: Syndicate 1200 Line of Business: Specialty (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019
2010	$12.9	$15.8	$13.6	$13.1	$12.1	$12.1	$12.1	$12.1	$12.0	$12.0
2011		38.5	40.2	38.9	34.2	33.3	33.4	33.2	32.9	32.8
2012			52.6	56.4	60.8	59.3	59.1	58.9	58.3	58.0
2013				75.8	81.3	82.7	82.3	82.0	81.7	80.7
2014					92.1	98.6	99.9	101.4	100.8	99.1
2015						89.7	87.8	93.8	95.3	95.0
2016							85.5	83.9	87.2	89.5
2017								79.6	76.0	85.9
2018									64.7	69.8
2019										77.5
									Total	$700.3

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2010 (1)	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019
2010	$1.9	$8.6	$8.9	$9.3	$9.0	$9.7	$10.0	$10.1	$10.2	$10.3
2011		11.5	19.6	23.7	27.2	28.6	29.2	29.6	29.5	29.3
2012			17.9	27.5	39.0	45.8	48.8	49.9	50.2	50.2
2013				31.0	52.5	68.9	76.3	78.3	78.6	78.3
2014					37.8	71.5	82.7	89.0	90.4	89.4
2015						31.0	54.0	66.0	73.9	75.5
2016							37.2	58.6	68.3	75.2
2017								19.8	42.2	57.1
2018									18.7	49.3
2019										29.6
									Total	$544.2
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$156.1

	As of December 31, 2019
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims
2010	$12.0	$—
2011	32.8	—
2012	58.0	—
2013	80.7	—
2014	99.1	—
2015	95.0	—
2016	89.5	2.2
2017	85.9	7.1
2018	69.8	17.5
2019	77.5	44.7

(1)	Information presented for calendar years prior to 2019 is required supplementary information and is unaudited

Reporting Segment: International Operations Operating Division: Europe Line of Business: Professional (in millions, except number of claims reported)

Accident Year
	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019
2012	$0.1	$0.1	$—	$0.1	$0.1	$0.1	$0.2	$0.1
2013		0.8	0.7	0.5	0.4	0.5	0.6	0.4
2014			0.7	0.6	0.5	0.7	0.7	6.7
2015				2.6	2.1	2.9	18.4	21.1
2016					0.9	1.1	1.1	0.8
2017						5.6	6.1	13.5
2018							45.5	56.6
2019								71.7
							Total	$170.9

Accident Year
	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019
2012	$—	$—	$—	$—	$—	$—	$0.1	$—
2013		—	—	0.5	0.4	0.5	0.5	0.2
2014			—	—	—	0.1	0.1	0.1
2015				—	—	—	0.1	2.3
2016					—	—	0.3	0.1
2017						1.0	2.0	6.8
2018							9.8	17.2
2019								1.2
							Total	$27.9
Outstanding liabilities for unpaid losses and ALAE prior to 2012, net of reinsurance								—
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance								$143.0

	As of December 31, 2019
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2012	$0.1	$0.1	3
2013	0.4	0.2	22
2014	6.7	6.6	19
2015	21.1	18.8	36
2016	0.8	0.7	63
2017	13.5	(10.4)	91
2018	56.6	7.6	143
2019	71.7	69.3	101

(1)	Information presented for calendar years prior to 2019 is required supplementary information and is unaudited.

(2)	The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims.

Syndicate 1200 Claim Frequency Information
Cumulative claim frequency information has been excluded from the Syndicate 1200 Liability, Professional, Property and Specialty incurred and paid claims development tables above due to the impracticality of obtaining such information at the level required for meaningful disaggregated disclosure.
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

The reconciliation of the net incurred and paid development tables to the liability for unpaid losses and LAE in our consolidated balance sheets is as follows:

(in millions)	As of December 31, 2019
Liabilities for unpaid losses and ALAE:
US Operations:
Excess and Surplus Lines - Liability	$913.0
Commercial Specialty - Liability	467.5
Commercial Specialty - Professional	216.9
Commercial Specialty - Specialty	52.7
International Operations:
Reinsurance - Property	85.7
Argo Insurance Bermuda- Liability	85.0
Syndicate 1200 - Liability	93.3
Syndicate 1200 - Professional	98.2
Syndicate 1200 - Property	117.9
Syndicate 1200 - Specialty	156.1
Europe - Professional	143.0
Run-off Lines	173.3
Other lines	75.7
Total liabilities for unpaid losses and ALAE, net of reinsurance	2,678.3

Reinsurance recoverables on unpaid losses and LAE:
US Operations:
Excess and Surplus Lines - Liability	385.5
Commercial Specialty - Liability	332.2
Commercial Specialty - Professional	175.1
Commercial Specialty - Specialty	29.0
International Operations:
Reinsurance - Property	418.2
Argo Insurance Bermuda- Liability	175.4
Syndicate 1200 - Liability	58.3
Syndicate 1200 - Professional	79.9
Syndicate 1200 - Property	117.0
Syndicate 1200 - Specialty	112.0
Europe - Professional	7.8
Run-off Lines	85.1
Other lines	459.4
Total reinsurance recoverables on unpaid losses and LAE	2,434.9

Unallocated loss adjustment expenses	62.3
Unamortized reserve discount	(17.9)
Gross liability for unpaid losses and LAE	$5,157.6

Other lines in the table above is comprised of lines of business and operating divisions within our two ongoing reporting segments which are not individually significant for separate disaggregated disclosure.

Claims Duration
The following table provides supplementary unaudited information about the annual percentage payout of incurred losses and ALAE, net of reinsurance, as of December 31, 2019:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (1)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9
U.S. Operations:
Excess and Surplus Lines - Liability	7.6%	16.8%	20.5%	18.6%	12.6%	8.3%	5.3%	3.4%	2.2%
Specialty Admitted - Liability	14.1%	21.3%	18.4%	16.4%	9.3%	6.3%	4.2%	2.8%	1.9%
Specialty Admitted- Professional	7.7%	25.2%	26.3%	16.9%	10.3%	5.8%	3.2%	1.8%	1.1%
Specialty Admitted - Specialty	35.8%	32.5%	17.6%	7.3%	3.5%	1.7%	0.8%	0.4%	0.2%
International Operations:
Reinsurance - Property	22.5%	22.7%	29.4%	14.2%	4.4%	2.3%	1.3%	0.8%	0.6%
Argo Insurance Bermuda - Liability	3.7%	16.8%	17.4%	15.7%	14.1%	7.7%	7.0%	2.0%	5.5%
Europe Professional	4.6%	10.7%	14.5%	15.5%	11.8%	9.8%	8.7%	N/A	N/A
Syndicate 1200 - Liability	3.7%	7.8%	9.5%	12.3%	14.7%	11.7%	10.6%	8.4%	6.4%
Syndicate 1200 - Professional	4.6%	10.7%	14.5%	15.5%	11.8%	9.8%	8.7%	6.7%	5.0%
Syndicate 1200 - Property	41.5%	29.6%	15.7%	8.4%	2.4%	1.2%	0.6%	0.3%	0.2%
Syndicate 1200 - Specialty	37.2%	30.9%	16.6%	9.4%	3.4%	1.4%	0.6%	0.2%	0.1%
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

	Carrying Amount of
	Reserves for Losses & LAE			Aggregate Amount of Discount
	As of December 31,			As of December 31,
(in millions, except discount percentages)	2019	2018	2017	2019	2018	2017
U.S. Operations:
Specialty Admitted - Liability	$153.1	$140.8	$126.7	$13.0	$11.9	$10.6
Run-off Lines	148.9	163.1	175.5	4.9	5.0	7.0
Total	$302.0	$303.9	$302.2	$17.9	$16.9	$17.6

	Interest Accretion (1)			Discount Rate
	For the Years Ended December 31,			As of December 31,
	2019	2018	2017	2019	2018	2017
U.S. Operations:
Specialty Admitted - Liability	$1.3	$1.3	$1.9	2.25%	2.25%	2.25%
Run-off Lines	0.2	2.1	2.1	3.50%	3.50%	3.50%
Total	$1.5	$3.4	$4.0
(1) Interest accretion is recorded in the line item “Losses and loss adjustment expenses” in our Consolidated Statements of (Loss) Income.

6.Run-off Lines
We have discontinued active underwriting of certain lines of business, including those lines that were previously recorded in Argo Group’s risk-management segment. All current activity within these lines is related to the management of claims and other administrative functions. Also included in Run-off Lines are other liability reserves, which include exposure to claims for asbestos and environmental liabilities written in past years. The other liability reserves are often characterized by long elapsed periods between the occurrence of a claim and ultimate payment to resolve the claim. We use a specialized staff dedicated to administer and settle these claims.
The following table presents our gross reserves for Run-off Lines as of December 31:

	December 31,
(in millions)	2019	2018
Asbestos and Environmental:
Reinsurance assumed	$26.7	$27.7
Other	25.9	27.1
Total Asbestos and Environmental	52.6	54.8
Risk-management	188.1	197.0
Run-off reinsurance lines	0.5	1.6
Other run-off lines	12.3	12.2
Gross reserves - Run-off Lines	$253.5	$265.6

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

	December 31,
(in millions)	2019	2018	2017
Direct written
Case reserves	$2.7	$2.7	$2.1
Unallocated loss adjustment expense ("ULAE")	0.5	0.5	0.5
Incurred but not reported ("IBNR")	16.1	19.1	18.8
Total direct written reserves	19.3	22.3	21.4
Assumed domestic
Case reserves	9.1	8.7	9.8
ULAE	0.8	0.8	0.8
IBNR	11.2	12.0	13.7
Total assumed domestic reserves	21.1	21.5	24.3
Assumed London
Case reserves	1.3	1.5	2.3
ULAE	—	—	—
IBNR	1.1	1.5	0.6
Total assumed London reserves	2.4	3.0	2.9
Total asbestos reserves	$42.8	$46.8	$48.6

The following table presents our underwriting losses for Run-off Lines:

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Asbestos and Environmental:
Reinsurance assumed	$(4.4)	$(3.9)	$(8.7)
Other	(3.8)	(4.1)	(6.7)
Total Asbestos and Environmental	(8.3)	(8.0)	(15.4)
Risk-management	(4.9)	(2.6)	(8.8)
Run-off reinsurance lines	0.7	—	(0.1)
Other run-off lines	(1.7)	(5.3)	(1.4)
Total underwriting loss - Run-off Lines	$(14.2)	$(15.9)	$(25.7)

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
Please see Note 5, “Reserves for Losses and Loss Adjustment Expenses” for further discussion.
7.    Junior Subordinated Debentures
Through a series of trusts, that are wholly-owned subsidiaries (non-consolidated), we issued debt. The debentures are variable with the rate being reset quarterly and subject to certain interest rate ceilings. Interest payments are payable quarterly. The debentures are all unsecured and are subordinated to other indebtedness. At December 31, 2019 and 2018, all debentures were eligible for redemption subject to certain terms and conditions at a price equal to 100% of the principal plus accrued and unpaid interest.
A summary of our outstanding junior subordinated debentures is presented below:
December 31, 2019

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at December 31, 2019	Amount
Argo Group
5/15/2003	PXRE Capital Statutory Trust II	5/15/2033	3M LIBOR + 4.10%	6.01%	$18.1
11/6/2003	PXRE Capital Trust VI	9/30/2033	3M LIBOR + 3.90%	5.84%	10.3
Argo Group US
5/15/2003	Argonaut Group Statutory Trust I	5/15/2033	3M LIBOR + 4.10%	6.01%	15.5
12/16/2003	Argonaut Group Statutory Trust III	1/8/2034	3M LIBOR + 4.10%	6.09%	12.3
4/29/2004	Argonaut Group Statutory Trust IV	4/29/2034	3M LIBOR + 3.85%	5.76%	13.4
5/26/2004	Argonaut Group Statutory Trust V	5/24/2034	3M LIBOR + 3.85%	5.76%	12.3
5/12/2004	Argonaut Group Statutory Trust VI	5/12/2034	3M LIBOR + 3.80%	5.70%	13.4
9/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M LIBOR + 3.60%	5.49%	15.5
9/22/2004	Argonaut Group Statutory Trust VIII	9/22/2034	3M LIBOR + 3.55%	5.48%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M LIBOR + 3.60%	5.49%	15.5
9/14/2005	Argonaut Group Statutory Trust X	9/15/2035	3M LIBOR + 3.40%	5.29%	30.9
	Total Outstanding				$172.7

December 31, 2018

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at December 31, 2018	Amount
Argo Group
5/15/2003	PXRE Capital Statutory Trust II	5/15/2033	3M LIBOR + 4.10%	6.72%	$18.1
11/6/2003	PXRE Capital Trust VI	9/30/2033	3M LIBOR + 3.90%	6.70%	10.3
Argo Group US
5/15/2003	Argonaut Group Statutory Trust I	5/15/2033	3M LIBOR + 4.10%	6.72%	15.5
12/16/2003	Argonaut Group Statutory Trust III	1/8/2034	3M LIBOR + 4.10%	6.54%	12.3
4/29/2004	Argonaut Group Statutory Trust IV	4/29/2034	3M LIBOR + 3.85%	6.47%	13.4
5/26/2004	Argonaut Group Statutory Trust V	5/24/2034	3M LIBOR + 3.85%	6.54%	12.3
5/12/2004	Argonaut Group Statutory Trust VI	5/12/2034	3M LIBOR + 3.80%	6.59%	13.4
9/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M LIBOR + 3.60%	6.39%	15.5
9/22/2004	Argonaut Group Statutory Trust VIII	9/22/2034	3M LIBOR + 3.55%	6.37%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M LIBOR + 3.60%	6.39%	15.5
9/14/2005	Argonaut Group Statutory Trust X	9/15/2035	3M LIBOR + 3.40%	6.19%	30.9
	Total Outstanding				$172.7

Junior Subordinated Debentures from Maybrooke Acquisition
Unsecured junior subordinated debentures with a principal balance of $91.8 million were assumed through the acquisition of Maybrooke (“the acquired debt”). As part of the ongoing liquidation of the Maybrooke holding company, which began subsequent to our acquisition in 2018, the acquired debt was ultimately assigned to Argo Re and is carried on our consolidated balance sheet at $84.7 million, which represents the debt’s fair value at the date of acquisition plus accumulated accretion of discount to par value, as required by accounting for business combinations under ASC 805 . At December 31, 2019, the acquired debt was eligible for redemption at par. Interest accrues on the acquired debt based on a variable rate, which is reset quarterly. Interest payments are payable quarterly.
A summary of the terms of the acquired debt outstanding is presented below:
December 31, 2019

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2019	Principal at December 31, 2019	Carrying Value at December 31, 2019
9/15/2007	9/15/2037	3 month LIBOR + 3.15%	5.04%	$91.8	$84.7
December 31, 2018

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2018	Principal at December 31, 2018	Carrying Value at December 31, 2018
9/15/2007	9/15/2037	3 month LIBOR + 3.15%	5.94%	$91.8	$84.3

8.Other Indebtedness
Our consolidated balance sheets include various long-term debt instruments under the caption “other indebtedness,” as detailed in the table below. Information regarding the terms and principal amounts of each of these debt instruments is also provided.

(in millions)	December 31,
Debt Type	2019	2018
Floating rate loan stock	$56.3	$57.8
Term loan	125.0	125.0
Other debt	—	0.6
Total other indebtedness	$181.3	$183.4

Floating Rate Loan Stock
This unsecured debt was assumed through the acquisition of Argo Underwriting Agency, Ltd. At December 31, 2019 and 2018, all notes were eligible for redemption subject to certain terms and conditions at a price equal to 100% of the principal plus accrued and unpaid interest. Interest on the U.S. dollar and euro notes is due semiannually and quarterly, respectively. A summary of the notes outstanding at December 31, 2019 and 2018 is presented below:
December 31, 2019

(in millions)
Currency	Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2019	Amount
U.S. Dollar	12/8/2004	11/15/2034	6 month LIBOR + 4.2%	6.41%	$6.5
U.S. Dollar	10/31/2006	1/15/2036	6 month LIBOR + 4.0%	6.21%	10.0
Total U.S. Dollar notes					16.5
Euro	9/6/2005	8/22/2035	3 month LIBOR + 4.0%	3.58%	13.3
Euro	10/31/2006	11/22/2036	3 month LIBOR + 4.0%	3.58%	11.6
Euro	6/8/2007	9/15/2037	3 month LIBOR + 3.9%	3.47%	14.9
Total Euro notes					39.8
Total notes outstanding					$56.3
December 31, 2018

(in millions)
Currency	Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2018	Amount
U.S. Dollar	12/8/2004	11/15/2034	6 month LIBOR + 4.2%	6.72%	$6.5
U.S. Dollar	10/31/2006	1/15/2036	6 month LIBOR + 4.0%	6.52%	10.0
Total U.S. Dollar notes					16.5
Euro	9/6/2005	8/22/2035	3 month LIBOR + 4.0%	3.68%	13.8
Euro	10/31/2006	11/22/2036	3 month LIBOR + 4.0%	3.68%	12.0
Euro	6/8/2007	9/15/2037	3 month LIBOR + 3.9%	3.59%	15.5
Total Euro notes					41.3
Total notes outstanding					$57.8

No principal payments have been made since the acquisition of Argo Underwriting Agency, Ltd. The floating rate loan stock denominated in euros fluctuates due to foreign currency translation. The outstanding balance on these loans was $39.8 million and $41.3 million as of December 31, 2019 and 2018, respectively. The foreign currency translation adjustment is recorded in our consolidated statements of income (loss).
Borrowing Under Revolving Credit Facility
On November 2, 2018, each of Argo Group, Argo Group U.S., Inc., Argo International Holdings Limited, and Argo Underwriting Agency Limited (the “Borrowers”) entered into a new $325 million credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement replaced the prior $325 million Credit Agreement (the “Prior Agreement”), dated as of March 3, 2017. In connection with the consummation of the Credit Agreement, Argo Group borrowed $125 million as a term loan due on November 2, 2021, which amount was used on November 2, 2018 to pay off in its entirety the $125 million of borrowings previously outstanding under the Prior Agreement. In addition, the Credit Agreement provides for a $200 million revolving credit facility, and the commitments thereunder shall expire on November 2, 2023 unless extended in accordance with the terms of the Credit Agreement. Interest accrues based on a variable rate, which resets and is payable based on reset options selected by Argo Group pursuant to the terms of the Credit Agreement.

A summary of the terms of the outstanding balance at December 31, 2019 and December 31, 2018 is presented below:
December 31, 2019

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2019	Amount
11/2/2018	11/2/2021	3 month LIBOR + 1.25%	3.18%	$125.0
December 31, 2018

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2018	Amount
11/2/2018	11/2/2021	3 month LIBOR + 1.25%	3.86%	$125.0

Borrowings under the Credit Agreement may be used for general corporate purposes, including working capital, permitted acquisitions and letters of credit, and each of the Borrowers has agreed to be jointly and severally liable for the obligations of the other Borrowers under the Credit Agreement.
The Credit Agreement contains customary events of default. If an event of default occurs and is continuing, the Borrowers could be required immediately to repay all amounts outstanding under the Credit Agreement. Lenders holding at least a majority of the loans and commitments under the Credit Agreement could elect to accelerate the maturity of the loans and/or terminate the commitments under the Credit Agreement upon the occurrence and during the continuation of an event of default.
Included in the Credit Agreement is a provision that allows up to $200.0 million of the revolving credit facility to be used for LOCs, subject to availability. At December 31, 2019 and 2018, there were no borrowings outstanding and $70.5 million and $0.5 million of LOCs, respectively, issued against the Credit Facility.
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
Effective December 31, 2019, reinsurance LOCs totaling $139.9 million were outstanding, of which $121.1 million were issued against the secured bilateral LOC facilities and $18.8 million were issued by a commercial bank on an uncommitted basis. Collateral with a market value of $169.9 million was pledged to these banks as security against these LOCs. See Note 2, “Investments,” for additional information.

Argo Group has entered into a LOC facility with a commercial bank to issue LOCs in favor of Lloyd’s to support its Funds at Lloyd’s requirements. This facility has a term of one year, is unsecured, and includes customary conditions and event of default provisions. At December 31, 2019 and December 31, 2018, an LOC in the amount of £23.3 million was issued in favor of Lloyd’s, which allowed the Company to reduce its other collateral pledged to Lloyd’s by a comparable amount. See Note 2, “Investments,” for additional information.
As part of the ARIS Title Insurance Corporation (“ARIS”) acquisition, we assumed a note payable with a variable interest rate of 2.00% above 30-day LIBOR, with quarterly resets and subject to certain interest rate ceilings. The note payable matured on April 1, 2019 and was paid in full.
9.    Disclosures about Fair Value of Financial Instruments
Cash. The carrying amount approximates fair value.
Investment securities and short-term investments. See Note 2, “Investments,” for additional information.

Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables and reinsurance recoverables on paid losses approximates fair value.

Debt. At December 31, 2019 and 2018, the fair value of our debt instruments is determined using both Level 1 and Level 2 inputs, as previously defined in Note 2, “Investments”.

We receive fair value prices from third-party pricing services for our financial instruments as well as for similar financial instruments. These prices are determined using observable market information such as publicly traded quoted prices, and trading prices for similar financial instruments actively being traded in the current market. We have reviewed the processes used by the third-party providers for pricing the securities and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of December 31, 2019 and December 31, 2018. A description of the valuation techniques we use to measure these liabilities at fair value is as follows:

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

A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	December 31,
	2019		2018
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures:
Trust preferred debentures	$172.7	$174.0	$172.7	$163.2
Subordinated debentures	84.7	92.5	84.3	85.0
Total junior subordinated debentures	257.4	266.5	257.0	248.2
Senior unsecured fixed rate notes	140.0	144.2	139.8	139.5
Floating rate loan stock	56.3	56.8	57.8	54.5

Based on an analysis of the inputs, our financial instruments measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2019	Level 1 (a)	Level 2 (b)	Level 3 (c)
Junior subordinated debentures:
Trust preferred debentures	$174.0	$—	$174.0	$—
Subordinated debentures	92.5	—	92.5	—
Total junior subordinated debentures	266.5	—	266.5	—
Senior unsecured fixed rate notes	144.2	144.2	—	—
Floating rate loan stock	56.8	—	56.8	—
	467.5	144.2	323.3	—

(a)	Quoted prices in active markets for identical assets

(b)	Significant other observable inputs

(c)	Significant unobservable inputs

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2018	Level 1 (a)	Level 2 (b)	Level 3 (c)
Junior subordinated debentures:
Trust preferred debentures	$163.2	$—	$163.2	$—
Subordinated debentures	85.0	—	85.0	—
Total junior subordinated debentures	248.2	—	248.2	—
Senior unsecured fixed rate notes	139.5	139.5	—	—
Floating rate loan stock	54.5	—	54.5	—
	442.2	139.5	302.7	—

(a)	Quoted prices in active markets for identical assets

(b)	Significant other observable inputs

(c)	Significant unobservable inputs
10.Shareholders’ Equity
On February 20, 2018, our Board declared a 15% stock dividend, payable on March 21, 2018, to shareholders of record at the close of business on March 7, 2018. As a result of the stock dividend, 4,397,520 additional shares were issued. Cash was paid in lieu of fractional shares of our common shares. Excluding repurchased shares, all references to common shares and related per share amounts in this document and related disclosures have been adjusted to reflect the stock dividend for all periods presented.
During 2019, our Board declared quarterly cash dividends totaling $1.24 on each share of common stock outstanding to our shareholders of record. For the year ended December 31, 2019, we paid cash dividends totaling $43.1 million to our shareholders.
During 2018, our Board declared quarterly cash dividends totaling $1.08 on each share of common stock outstanding. For the year ended December 31, 2018, we paid cash dividends totaling $37.5 million to our shareholders.
During 2017, our Board declared quarterly cash dividends totaling $0.94 on each share of common stock outstanding. For the year ended December 31, 2017, we paid cash dividends totaling $33.2 million to our shareholders.
We are authorized to issue 30 million shares of $1.00 par value preferred shares. As of December 31, 2019 and 2018, no preferred shares were issued and outstanding.
On May 3, 2016, our Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous Repurchase Authorizations. As of December 31, 2019, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
For the year ended December 31, 2019, we did not repurchase any common shares. For the year ended December 31, 2018, we repurchased 530,882 common shares for $31.7 million.

11.Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of taxes (where applicable) by component is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2018	$(19.0)	$121.9	$(6.3)	$96.6
Other comprehensive (loss) income before reclassifications	(3.4)	(80.4)	1.0	(82.8)
Amounts reclassified from accumulated other comprehensive income	—	4.9	—	4.9
Net current-period other comprehensive (loss) income	(3.4)	(75.5)	1.0	(77.9)
Cumulative effect of adoption of ASU 2016-01	—	(117.5)	—	(117.5)
Cumulative effect of adoption of ASU 2018-02	—	22.1	(1.4)	20.7
Balance, December 31, 2018	(22.4)	(49.0)	(6.7)	(78.1)
Other comprehensive (loss) income before reclassifications	(0.2)	73.8	(1.4)	72.2
Amounts reclassified from accumulated other comprehensive income	—	8.7	—	8.7
Net current-period other comprehensive (loss) income	(0.2)	82.5	(1.4)	80.9
Balance, December 31, 2019	$(22.6)	$33.5	$(8.1)	$2.8

The amounts reclassified from accumulated other comprehensive income (loss) shown in the above table have been included in the following captions in our consolidated statements of income (loss):

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Unrealized gains and losses on securities:
Net realized investment loss (gains)	$9.9	$5.4	$(41.6)
(Benefit) provision for income taxes	(1.2)	(0.5)	13.4
Net of taxes	$8.7	$4.9	$(28.2)

12.Net (Loss) Income Per Common Share
The following table presents the calculation of net income per common share on a basic and diluted basis:

	For the Years Ended December 31,
(in millions, except number of shares and per share amounts)	2019	2018	2017
Net (loss) income	$(8.4)	$63.6	$50.3
Weighted average common shares outstanding - basic	34,205,954	33,922,009	34,457,098
Effect of dilutive securities:
Equity compensation awards	—	756,772	914,546
Weighted average common shares outstanding - diluted	34,205,954	34,678,781	35,371,644
Net (loss) income per common share:
Basic	$(0.25)	$1.87	$1.46
Diluted	$(0.25)	$1.83	$1.42

Excluded from the weighted average common shares outstanding calculation at December 31, 2019, 2018 and 2017 are 11,315,889 shares, 11,315,889 shares and 10,785,007 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date. For the year ended December 31, 2019, 587,462 shares were not included in the calculation of diluted net income per common share as these instruments were anti-dilutive. In 2018 and 2017, there were no anti-dilutive shares of common stock to be excluded from the computation of diluted net income per common share.

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
The following table summarizes the assumptions we used:

For the Years Ended December 31,
	2019	2018	2017
Risk-free rate of return	1.66% to 2.23%	2.61% to 2.96%	1.83% to 2.22%
Expected dividend yields	1.76% to 1.83%	1.71% to 1.87%	1.63% to 1.72%
Expected award life (years)	4.49 to 4.50	4.48 to 4.49	4.48 to 4.49
Expected volatility	18.18% to 19.15%	17.82% to 18.44%	18.13% to 18.70%

In 2018, all outstanding awards were adjusted to reflect the 15% stock dividend, resulting in a 15% increase to the number of awards outstanding and an 13.04% reduction in exercise price.
We estimate forfeitures based on historical forfeitures patterns, thereby recognizing expense only for those awards that are expected to vest. The estimate of forfeitures is adjusted as actual forfeitures differ from our estimate, resulting in recognition of compensation expense only for those awards that actually vest.
The compensation expense recognized under all our share-based payment plans was $16.9 million ($15.5 million, net of tax), $18.3 million ($16.5 million, net of tax) and $12.3 million ($10.3 million, net of tax) for the years ended December 31, 2019, 2018 and 2017, respectively. The compensation expense is included in “underwriting, acquisition and insurance expenses” in our consolidated statements of income (loss).
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

A summary of restricted share activity as of December 31, 2019 and changes during the year then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2019	897,005	$46.82
Granted	219,202	$68.50
Vested and issued	(486,239)	$40.32
Expired or forfeited	(158,697)	$57.96
Outstanding at December 31, 2019	471,271	$60.09

As of December 31, 2019, there was $18.1 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group. The weighted-average period over which this unrecognized expense is expected to be recognized is 2.0 years. The total fair value of shares vested during the year ended December 31, 2019 was $19.5 million.
A summary of stock-settled SARs activity as of December 31, 2019 and changes during the year then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2019	810,759	$33.89
Exercised	(178,224)	$34.74
Expired or forfeited	(7,167)	$37.85
Outstanding at December 31, 2019	625,368	$33.60

As of December 31, 2019, all stock-settled SARS are fully vested. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. For the year ended December 31, 2019, 178,224 stock-settled SARs were exercised resulting in 69,498 shares being issued. Aggregate intrinsic value of the stock-settled SARs at December 31, 2019 was $20.1 million. The remaining weighted average contractual term at December 31, 2019 was 1.43 years.
A summary of cash-settled SARs activity as of December 31, 2019 and changes during the year then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2019	58,428	$30.71
Exercised	(52,298)	$30.39
Expired or forfeited	(1,193)	$19.37
Outstanding at December 31, 2019	4,937	$36.80

As of December 31, 2019, all the cash-settled SARs are fully vested. Upon exercise of the cash-settled SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We account for the cash-settled SARs as liability awards, which require the awards to be revalued at each reporting period. For the year ended December 31, 2019, 52,298 cash-settled SARs were exercised resulting in $2.2 million in cash payments. Aggregate intrinsic value of the cash-settled SARs at December 31, 2019 was $0.1 million. The liability for cash-settled SARs was $0.1 million and $2.1 million at December 31, 2019 and 2018, respectively.
Included in the total shares outstanding at December 31, 2019 are 179,580 restricted shares whose vesting is contingent on the employee meeting defined performance conditions. Employees have a specified time period in which to meet the performance condition (typically one year) and forfeit the grant (on a pro rata basis) if the performance conditions are not met in the specified time frame. We evaluate the likelihood of the employee completing the performance condition and include this estimate in the determination of the forfeiture factor for the grants.

Employees Share Purchase Plans
We have established an employee stock purchase plan for eligible employees (Argo Group’s 2007 Employee Share Purchase Plan). Under this plan, newly issued shares of our common stock may be purchased over an offering period of three months at 85% of the lower of the market value on the first day of the offering period or on the designated purchase date at the end of the offering period. We have also established a “Save As You Earn Plan” for our United Kingdom employees. Under this plan, newly issued shares of our common stock may be purchased over an offering period of three or five years at 85% of the market value of the common shares on the first day of the offering period. Expense recognized under these plans for the years ended December 31, 2019, 2018 and 2017 was $0.5 million, $0.4 million and $0.4 million, respectively.
14.Underwriting, Acquisition and Insurance Expenses & Other Corporate Expenses
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses were as follows:

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Commissions	$241.3	$280.4	$255.9
General expenses	379.1	351.7	359.1
Premium taxes, boards and bureaus	33.0	32.5	32.3
	653.4	664.6	647.3
Net deferral of policy acquisition costs	12.4	(9.9)	(11.9)
Total underwriting, acquisition and insurance expenses	$665.8	$654.7	$635.4

Other Corporate Expenses
During the year ended December 31, 2019, we incurred substantial non-recurring costs associated with a number of activities that began with first quarter proxy solicitation efforts and shareholder engagement. The costs associated with these and other activities, which included responding to a subpoena from the U.S. Securities and Exchange Commission (“the SEC”), a separation agreement with our former CEO, and exiting certain contractual obligations related to sponsorships, aviation and other corporate assets are recorded in the line item “Other corporate expenses” in the Company’s Consolidated Statements of (Loss) Income. For the year ended December 31, 2019, other corporate expenses were $37.6 million. There were no comparable costs incurred during the year ended December 31, 2018.
Please see Note 1, “Business and Significant Accounting Policies - Property & Equipment” and Note 3, “Leases” for further discussion related to the disposals of long-lived assets.
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
On December 22, 2017, the TCJA was signed into law making significant changes to the Internal Revenue Code. The Company provided its best estimate of the impact of the TCJA at December 31, 2017 and during 2018 completed its analysis as provided by SAB 118.

The following table presents the components of income tax provision (benefit) included in the amounts reported in our consolidated financial statements:

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Current income tax provision (benefit) related to:
United States	$36.5	$13.4	$(0.3)
United Kingdom	(1.5)	3.2	7.6
Other jurisdictions	0.1	0.1	0.2
Total current income tax provision	35.1	16.7	7.5
Deferred income tax provision (benefit) related to:
United States	(19.3)	(13.8)	(0.3)
United Kingdom	(7.2)	1.1	(17.6)
Other jurisdictions	—	0.1	—
Total deferred income tax (benefit)	(26.5)	(12.6)	(17.9)
Income tax provision (benefit)	$8.6	$4.1	$(10.4)

Our expected income tax provision (benefit) computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the years ended December 31, 2019, 2018 and 2017, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

(in millions)	2019				2018				2017
	Pre-Tax Income (Loss)		Effective Tax Rate		Pre-Tax Income (Loss)		Effective Tax Rate		Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$(34.8)		—%		$26.0		—%		$30.2		—%
United States	85.2		19.7%		13.9		(5.5)%		67.5		(0.9)%
United Kingdom	(46.1)		17.9%		25.0		18.8%		(53.8)		18.7%
Belgium	—	(1)	15.8%		—	(1)	—%	(2)	0.1		75.0%
Brazil	5.2		—%		(0.5)		—%		0.8		—%
United Arab Emirates	0.4		—%		0.8		—%		0.2		—%
Ireland	(0.1)		—%		(0.2)		—%		(0.2)		—%
Italy	(7.4)		—%		0.9		—%		—		—%
Malta	(2.0)		—%		1.7		—%		0.3		—%
Luxembourg	—		—%		—	(1)	—%		(5.2)		—%
Switzerland	(0.2)		(0.2)%		0.1		18.4%		—	(1)	21.1%
Pre-tax income	$0.2		—%	(2)	$67.7		6.1%		$39.9		(26.1)%
(1) Pre-tax income for the respective year was less than $0.1 million.
(2) Not Meaningful.
Our effective tax rate may vary significantly from period to period depending on the jurisdiction generating the pre-tax income (loss) and its corresponding statutory tax rate. The geographic distribution of pre-tax income (loss) can fluctuate significantly between periods given the inherent nature of our business. A reconciliation of the difference between the provision for income taxes and the expected tax provision (benefit) at the weighted average tax rate is as follows:

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Income tax provision (benefit) at expected rate	$9.0	$8.2	$12.7
Tax effect of:
Nontaxable investment income	(1.2)	(1.9)	(4.7)
Foreign exchange adjustments	(0.1)	(0.6)	2.1
Impairment of goodwill	2.9	—	—
Withholding taxes	0.2	0.4	0.4
Change in valuation allowance	(1.1)	(1.5)	(0.9)
Impact of change in tax rate related to TCJA	—	(1.6)	(20.2)
Other	(1.1)	1.1	0.2
Income tax provision (benefit)	$8.6	$4.1	$(10.4)

The net deferred tax asset (liability) comprises the tax effects of temporary differences related to the following assets and liabilities:

	December 31,
(in millions)	2019		2018
Deferred tax assets:
Losses and loss adjustment expense reserve discounting	$22.8		$19.3
Unearned premiums	25.3		23.2
Net operating loss carryforwards	30.6		31.6
Investment in limited partnership interests	7.1		12.0
Unrealized losses on fixed maturities and other investment securities	—		9.0
Investment	2.4		1.3
Right of use assets	14.5		—
Accrued bonus	2.2		4.5
Stock option expense	1.1		1.7
United Kingdom underwriting results	5.9		—
Other	5.7		6.3
Deferred tax assets, gross	117.6		108.9
Deferred tax liabilities:
Unrealized gains on equity securities	(3.0)		(13.1)
Unrealized gains on fixed maturities and other investment securities	(5.3)		—
Unrealized gains on limited partnership interests	(15.6)		(17.3)
Depreciable fixed assets	(22.4)		(27.0)
Deferred acquisition costs	(18.6)		(18.1)
Lease liability	(14.0)		—
TCJA reserve transitional liability	(3.2)		(4.5)
United Kingdom underwriting results	—		(0.6)
Other	(0.6)		(4.6)
Deferred tax liabilities, gross	(82.7)		(85.2)
Deferred tax assets, net before valuation allowance	$34.9		$23.7
Valuation allowance	(28.8)		(29.9)
Deferred tax asset (liabilities), net	$6.1		$(6.2)
Net deferred tax assets (liabilities) - Other jurisdictions	$6.1		$(0.6)
Net deferred tax liabilities - United States	—	(1)	(5.6)
Deferred tax asset (liabilities), net	$6.1		$(6.2)
(1)Net deferred tax liability for the respective year was less than $0.1 million.
Our gross deferred tax assets are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future taxable income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of future taxable income sufficient to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally for our U.S. property and casualty insurers two years for net operating losses and for all our U.S. subsidiaries three years for capital losses. If a company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. The net change in valuation allowance for deferred tax assets was a decrease of $1.1 million in 2019, relating to the following: Internal Revenue Code Section 382 limited net operating loss carryforwards within the United States, cumulative losses incurred since inception, and valuation allowances acquired through or related to acquisitions. Based upon a review of our available evidence, both positive and negative discussed above, our management concluded that it is more-likely-than-not that the other deferred tax assets will be realized.

For tax return purposes, as of December 31, 2019, we had NOL carryforwards in Brazil, Italy, Malta, and the United States. The amount and timing of realizing the benefits of NOL carryforwards depend on future taxable income and limitations imposed by tax laws. Only a portion of the United States NOL carryforwards has been recognized as mentioned above in the consolidated financial statements and is included in net deferred tax liabilities. The NOL amounts by jurisdiction and year of expiration are as follows:

(in millions)	December 31, 2019	Expiration
Net operating loss carryforwards by jurisdiction:
Brazil	$4.3	Indefinite
Italy	45.9	Indefinite
Malta	8.2	Indefinite
United States	46.1	2025 - 2037

For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. We had no material unrecognized tax benefits as of December 31, 2019, 2018 and 2017. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2014. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2016.
16.Pension Benefits and Savings Plans
Argo Group U.S. sponsors a qualified defined benefit plan and non-qualified unfunded supplemental defined benefit plans, all of which were curtailed effective February 2004. As of December 31, 2019 and 2018, the qualified pension plan was underfunded by $3.7 million and $3.5 million, respectively. The non-qualified pension plans were unfunded by $2.0 million at December 31, 2019 and 2018, respectively. Underfunded and unfunded amounts are included in “other liabilities” in our consolidated balance sheets. Based on the current funding status of the pension plan, effects of the curtailment and expected changes in pension plan asset values and pension obligations, we do not believe any significant funding of the pension plan will be required during the year ending December 31, 2020. Net periodic benefit costs were $0.3 million for the year ended December 31, 2019. Net periodic benefit cost were minimal for the year ended December 31, 2018 and $0.2 million for the year ended December 31, 2017.
Substantially all of our employees are either eligible or mandated by applicable laws to participate in employee savings plans. Under these plans, a percentage of an employee’s pay may be or is mandated based on applicable laws to be contributed to various savings alternatives. The plans also call for our contributions under several formulae. Charges to income related to our contributions were $8.9 million, $7.9 million and $7.0 million in 2019, 2018 and 2017, respectively.
17.Commitments and Contingencies
Argo Group’s subsidiaries are parties to legal actions incidental to their business. Management believes that the resolution of these matters will not materially affect our financial condition or results of operations.
We have contractual commitments to invest up to $110.0 million related to our limited partnership investments at December 31, 2019. These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time, not to exceed twelve years.
18.Segment Information
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

Revenue and income before income taxes for each segment were as follows:

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Revenue:
Earned premiums
U.S. Operations	$1,119.7	$1,078.9	$936.6
International Operations	609.6	652.5	635.8
Run-off Lines	0.2	0.3	(0.1)
Total earned premiums	1,729.5	1,731.7	1,572.3
Net investment income
U.S. Operations	100.0	82.9	87.2
International Operations	44.2	32.9	32.7
Run-off Lines	5.7	8.1	9.3
Corporate and Other	1.2	9.2	10.8
Total net investment income	151.1	133.1	140.0
Fee and other income	9.1	9.0	22.5
Net realized investment gains (losses)	80.0	(72.0)	39.3
Total revenue	$1,969.7	$1,801.8	$1,774.1

	For the Years Ended December 31,
(in millions)	2019	2018	2017
(Loss) Income before income taxes
U.S. Operations	$139.1	$161.4	$169.4
International Operations	(137.0)	32.9	(86.7)
Run-off Lines	(9.8)	(9.3)	(17.9)
Total segment (loss) income before taxes	(7.7)	185.0	64.8
Corporate and Other	(44.1)	(45.4)	(57.9)
Net realized investment and other gain (losses)	80.0	(72.0)	39.3
Foreign currency exchange gains	9.6	0.1	(6.3)
Other corporate expenses	(37.6)	—	—
Total income before income taxes	$0.2	$67.7	$39.9

The table below presents earned premiums by geographic location. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Years Ended December 31,
(in millions)	2019	2018	2017
United States	$1,115.6	$1,073.1	$930.8
United Kingdom	391.5	455.8	489.3
Bermuda	80.7	85.4	92.1
Malta	85.0	61.0	11.1
All other jurisdictions	56.7	56.4	49.0
Total earned premiums	$1,729.5	$1,731.7	$1,572.3

The following table represents identifiable assets:

	December 31,
(in millions)	2019	2018
U.S. Operations	$5,009.0	$4,707.8
International Operations	5,002.4	3,984.7
Run-off Lines	356.9	444.8
Corporate and Other	146.2	420.9
Total	$10,514.5	$9,558.2

Included in total assets at December 31, 2019 and 2018 are $916.3 million and $880.4 million, respectively, in assets associated with trade capital providers.
The following table represents goodwill and intangible assets, net of accumulated amortization, as of December 31, 2019:

	Goodwill		Intangible Assets, Net of Accumulated Amortization
(in millions)	2019	2018	2019	2018
U.S. Operations	$123.5	$123.5	$—	$0.5
International Operations	37.9	53.5	91.8	93.0
Total	$161.4	$177.0	$91.8	$93.5

19.Statutory Accounting Principles
Financial Information
The statutory capital and surplus for our principal operating subsidiaries was as follows:

Statutory capital and surplus (1)	December 31,
(in millions)	2019	2018
Bermuda	$1,460.8	$1,450.0
United Kingdom (2)	443.1	357.3
United States	1,051.4	1,003.8
(1) Such amounts include ownership interests in affiliate insurance and reinsurance subsidiaries.
(2) Capital on deposit with Lloyd’s in U.S. dollars
The statutory net income (loss) for our principal operating subsidiaries was as follows:

Statutory net income (loss) (1)	For the Years Ended December 31,
(in millions)	2019	2018	2017
Bermuda	$7.1	$47.4	$55.1
United Kingdom (2)	(15.1)	(9.5)	(95.5)
United States	196.1	110.8	57.0
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

The payment of dividends to our shareholders is governed by the Bermuda Companies Act of 1981, as amended, which permits the payment of dividends so long as (i) we are not, or would not be after the payment, unable to pay our liabilities as they become due and (ii) the realizable value of our assets is in excess of our liabilities after taking such payment into account. In light of these restrictions, we have no material restrictions on dividend payments that may be made to our shareholders at December 31, 2019.
Argo Re is the direct subsidiary of Argo Group, and therefore, has direct dividend paying capabilities to the parent.
As of December 31, 2019, Argo Re’s solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Insurance Act. As of December 31, 2019 and 2018, the minimum statutory capital and surplus required to be maintained by Argo Re was $242.9 million and $320.4 million, respectively.
Argo Re is generally prohibited from declaring or paying, in any financial year, dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Bermuda Monetary Authority (“BMA”) an affidavit signed by at least two directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio. Argo Re may not reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Based on these regulatory restrictions, the maximum amount available for payment of dividends to Argo Group by Argo Re during 2019 without prior regulatory approval is $365.2 million.
In 2019 and 2018, Argo Re paid a cash dividend of $52.1 million and $36.5 million, respectively, to Argo Group. The proceeds of the dividends were used to repay intercompany balances related primarily to the funding of dividend and interest payments and other corporate expenses. In 2017, Argo Re did not pay a dividend to Argo Group.
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
In December 2019, Argo Group U.S. received an ordinary dividend in the amount of $30.0 million in cash from Rockwood. In December 2019, Argo Group U.S. received an ordinary dividend in the amount of $50.0 million in cash from Argonaut Insurance Company. In December 2018, Argo Group U.S. received an ordinary dividend in the amount of $20.0 million in cash from Rockwood. Argo Group U.S. did not receive dividends from its subsidiaries in 2017.
Argonaut Insurance Company is a direct subsidiary of Argo Group U.S. and is regulated by the Illinois Division of Insurance. During 2020, Argonaut Insurance Company may be permitted to pay dividends of up to $110.2 million without approval from the Illinois Division of Insurance. Rockwood, a direct subsidiary of Argo Group U.S., is regulated by the Pennsylvania Department of Insurance. Rockwood may be permitted to pay dividends of up to $13.0 million without approval from the Pennsylvania Department of Insurance during 2020. Each department of insurance may require prior approval for the payment of all dividends, based on business and regulatory conditions of the insurance companies.
Argo Underwriting Agency Ltd. (“AUA”) is our wholly-owned subsidiary through which we conduct the operations of Syndicates 1200 and 1910. Dividend payments from AUA to the immediate parent are not restricted by regulatory authority. Dividend payments will be subject to the earnings, operations, financial condition, capital and general business requirements of AUA.
During 2018 we realigned out internal ownership structure so that Ariel Corporate Member Ltd. (“ACML”) became a direct subsidiary of AUA. Prior to 2018, ACML had been a subsidiary of Maybrooke Holdings, S.A.

Certain assets of our subsidiaries are pledged to regulatory agencies, serve as collateral for letters of credit or are assigned as the assets of the trade capital providers of our Lloyd’s syndicate, and therefore, are not available funds that may be paid up as dividends to Argo Group. See Note 2, “Investments” and Note 18, “Segment Information” for further discussion.
20.Insurance Assessments
We are required to participate in statutorily created insolvency guarantee, weather-related loss protection associations, and second-injury funds in all states in the U.S. where we are authorized to transact business. These associations were formed for the purpose of paying the claims of insolvent companies. We are assessed a pro-rata share of such claims based upon our premium writings, subject to a maximum annual assessment per line of insurance. Certain of these assessments can be recovered through premium tax offsets or policy surcharges. We do not believe that assessments on current insolvencies will have a material impact on our financial condition or results of operations. We have accrued assessments of $6.9 million and $6.4 million at December 31, 2019 and 2018, respectively.
21.Transactions with Related Parties
In 2013, our Surety unit received a submission through its established broker network to issue approximately $13 million of surety bonds on behalf of Kinetica Partners, LLC (“Kinetica”) in connection with a Gulf of Mexico pipeline project.  Mr. Gary Woods, Chairman of our Board of Directors, is also the Chairman of the Board of Directors of Kinetica, and beneficially owns 10% of Kinetica through a family trust.  The submission was underwritten, priced and bound in the ordinary course of business by the Surety unit.  The terms and conditions of the surety bonds that were issued and the premium charged to Kinetica for issuance of the bonds, were consistent with those routinely applied and charged for similarly situated risks bound for unrelated third-parties.  As of December 31, 2019, the surety bonds were still outstanding.  Per the Surety unit’s standard requirements in connection with the issuance of surety bonds, Kinetica and Mr. Woods, in his personal capacity, among others, executed our Surety unit’s standard form of indemnity agreement holding our Surety unit harmless against any and all losses and expenses incurred resulting from the issuance of the surety bonds.
22.Unaudited Quarterly Financial Data
The following tables represent unaudited quarterly financial data for the years ended December 31, 2019 and 2018. In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods have been made.

(in millions, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2019
Earned premiums	$420.5	$431.7	$451.5	$425.8	$1,729.5
Losses and loss adjustment expenses	237.9	284.8	338.8	359.2	1,220.7
Underwriting, acquisition and insurance expenses (2)	160.2	161.4	164.0	180.2	665.8
Underwriting income (loss)	22.4	(14.5)	(51.3)	(113.6)	(157.0)
Net income (loss) before income taxes	100.1	29.6	(26.2)	(103.3)	0.2
Net income (loss)	91.2	28.8	(25.1)	(103.3)	(8.4)
Net income (loss) per common share:
Basic (1)	$2.68	$0.84	$(0.73)	$(3.01)	$(0.25)
Diluted (1)	$2.63	$0.83	$(0.73)	$(3.01)	$(0.25)
Dividends per common share	$0.31	$0.31	$0.31	$0.31	$1.24
(1) Basic and diluted net income per common share are computed independently for each quarter and full year based on the respective average number of common shares outstanding; therefore, the sum of the quarterly net income per common share data may not equal the net income per common share for the year.
(2) Other corporate expenses of $0.5 million, $7.5 million, and $3.7 million in the first, second and third quarters of 2019, respectively, have been reclassified to conform to the presentation of “Other corporate expenses” as a separate line item on our Consolidated Statements of (Loss) Income.

(in millions, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2018
Earned premiums	$414.7	$417.7	$446.9	$452.4	$1,731.7
Losses and loss adjustment expenses	237.2	245.5	277.5	280.6	1,040.8
Underwriting, acquisition and insurance expenses	160.2	156.8	168.0	169.7	654.7
Underwriting income	17.3	15.4	1.4	2.1	36.2
Net income (loss) before income taxes	25.0	57.1	45.3	(59.7)	67.7
Net income (loss)	24.8	41.8	40.6	(43.6)	63.6
Net income (loss) per common share (2):
Basic (1)	$0.73	$1.23	$1.20	$(1.29)	$1.87
Diluted (1)	$0.71	$1.20	$1.17	$(1.29)	$1.83
Dividends per common share (2)	$0.27	$0.27	$0.27	$0.27	$1.08
(1) Basic and diluted net income per common share are computed independently for each quarter and full year based on the respective average number of common shares outstanding; therefore, the sum of the quarterly net income per common share data may not equal the net income per common share for the year.
(2) On February 20, 2018, our Board declared at 15% stock dividend, payable on March 21, 2018, to shareholders of record at the close of business on March 7, 2018. The net income (loss) per common share and dividends declared per share have been adjusted to reflect the effect of the stock dividend.
23.Senior Unsecured Fixed Rate Notes
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
In accordance with ASU 2015-3, “Simplifying the Presentation of Debt Issuance Costs” (Topic 835), we present the unamortized debt issuance costs in the balance sheet as a direct deduction from the carrying value of the debt liability. At December 31, 2019 and 2018, the Notes consisted of the following:

(in millions)	December 31, 2019	December 31, 2018
Senior unsecured fixed rate notes
Principal	$143.8	$143.8
Less: unamortized debt issuance costs	(3.8)	(4.0)
Senior unsecured fixed rate notes, less unamortized debt issuance costs	$140.0	$139.8

In accordance with Article 10 of SEC Regulation S-X, we have elected to present condensed consolidating financial information in lieu of separate financial statements for the Subsidiary Issuer. The following tables present condensed consolidating financial information at December 31, 2019 and 2018 and for the three years ended December 31, 2019, 2018 and 2017 of the Parent Guarantor and the Subsidiary Issuer. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.
The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations and cash flows of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2019
(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group U.S., Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$0.6	$3,405.6	$1,693.2	$—	$5,099.4
Cash	1.9	31.6	104.3	—	137.8
Accrued investment income	—	18.2	7.5	—	25.7
Premiums receivable	—	231.3	456.9	—	688.2
Reinsurance recoverables	—	1,689.4	1,415.2	—	3,104.6
Goodwill and other intangible assets, net	40.6	123.4	89.2	—	253.2
Deferred tax assets, net	—	0.4	5.7	—	6.1
Deferred acquisition costs, net	—	88.4	71.8	—	160.2
Ceded unearned premiums	—	306.4	238.6	—	545.0
Operating lease right-of-use assets	7.1	59.6	25.1	—	91.8
Other assets	7.8	165.8	213.5	—	387.1
Assets held for sale	—	15.4	—	—	15.4
Intercompany note receivable	—	56.7	(56.7)	—	—
Investments in subsidiaries	1,916.7	—	—	(1,916.7)	—
Total assets	$1,974.7	$6,192.2	$4,264.3	$(1,916.7)	$10,514.5
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$3,037.5	$2,120.1	$—	$5,157.6
Unearned premiums	—	899.8	511.1	—	1,410.9
Funds held and ceded reinsurance payable, net	—	645.9	607.8	—	1,253.7
Debt	153.4	284.3	141.0	—	578.7
Current income taxes payable, net	—	8.2	(7.4)	—	0.8
Accrued underwriting expenses and other liabilities	13.6	87.6	124.8	—	226.0
Operating lease liabilities	7.3	68.9	29.5	—	105.7
Due to (from) affiliates	19.3	(13.4)	13.4	(19.3)	—
Total liabilities	193.6	5,018.8	3,540.3	(19.3)	8,733.4
Total shareholders' equity	1,781.1	1,173.4	724.0	(1,897.4)	1,781.1
Total liabilities and shareholders' equity	$1,974.7	$6,192.2	$4,264.3	$(1,916.7)	$10,514.5

(1)	Includes all other subsidiaries of Argo Group and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2018
(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group U.S., Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$3.8	$3,175.9	$1,607.3	$—	$4,787.0
Cash	1.7	31.7	105.8	—	139.2
Accrued investment income	—	20.3	6.9	—	27.2
Premiums receivable	—	229.5	420.4	—	649.9
Reinsurance recoverables	—	1,635.2	1,053.1	—	2,688.3
Goodwill and other intangible assets, net	41.9	123.8	104.8	—	270.5
Current income taxes receivable, net	—	9.1	(0.9)	—	8.2
Deferred acquisition costs, net	—	86.2	81.1	—	167.3
Ceded unearned premiums	—	250.4	207.3	—	457.7
Other assets	15.7	165.3	181.9	—	362.9
Intercompany note receivable	—	53.7	(53.7)	—	—
Investments in subsidiaries	1,852.7	—	—	(1,852.7)	—
Total assets	$1,915.8	$5,781.1	$3,714.0	$(1,852.7)	$9,558.2
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$2,771.4	$1,883.2	$—	$4,654.6
Unearned premiums	—	797.4	503.5	—	1,300.9
Funds held and ceded reinsurance payable, net	—	739.3	268.4	—	1,007.7
Debt	153.4	284.7	142.1	—	580.2
Deferred tax liabilities, net	—	5.6	0.6	—	6.2
Accrued underwriting expenses and other liabilities	7.2	112.4	142.3	—	261.9
Due to (from) affiliates	8.5	2.0	(2.0)	(8.5)	—
Intercompany note payable	—	19.1	(19.1)	—	—
Total liabilities	169.1	4,731.9	2,919.0	(8.5)	7,811.5
Total shareholders' equity	1,746.7	1,049.2	795.0	(1,844.2)	1,746.7
Total liabilities and shareholders' equity	$1,915.8	$5,781.1	$3,714.0	$(1,852.7)	$9,558.2

(1)	Includes all other subsidiaries of Argo Group and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2019
(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group U.S., Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$1,043.9	$685.6	$—	$1,729.5
Net investment income	49.2	103.3	50.7	(52.1)	151.1
Fee and other income	—	3.2	5.9	—	9.1
Net realized investment (losses) gains	(0.1)	80.9	(0.8)	—	80.0
Total revenue	49.1	1,231.3	741.4	(52.1)	1,969.7
Expenses:
Losses and loss adjustment expenses	—	696.8	523.9	—	1,220.7
Underwriting, acquisition and insurance expenses	1.3	415.2	249.3	—	665.8
Other corporate expenses	26.8	10.8	—	—	37.6
Interest expense	6.6	18.4	8.6	—	33.6
Fee and other expense	—	4.2	1.6	—	5.8
Foreign currency exchange losses (gains)	—	0.7	(10.3)	—	(9.6)
Impairment of goodwill	—	—	15.6	—	15.6
Total expenses	34.7	1,146.1	788.7	—	1,969.5
Income (loss) before income taxes	14.4	85.2	(47.3)	(52.1)	0.2
Provision (benefit) for income taxes	—	16.8	(8.2)	—	8.6
Net income (loss) before equity in earnings of subsidiaries	14.4	68.4	(39.1)	(52.1)	(8.4)
Equity in undistributed earnings of subsidiaries	(22.8)	—	—	22.8	—
Net (loss) income	$(8.4)	$68.4	$(39.1)	$(29.3)	$(8.4)

(1)	Includes all other subsidiaries of Argo Group and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2018
(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group U.S., Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$861.9	$869.8	$—	$1,731.7
Net investment income	33.8	79.4	56.4	(36.5)	133.1
Fee and other income	—	4.4	4.6	—	9.0
Net realized investment gains (losses)	2.5	(51.3)	(20.5)	(2.7)	(72.0)
Total revenue	36.3	894.4	910.3	(39.2)	1,801.8
Expenses:
Losses and loss adjustment expenses	—	523.7	517.1	—	1,040.8
Underwriting, acquisition and insurance expenses	11.3	333.6	309.8	—	654.7
Interest expense	6.2	18.2	7.2	—	31.6
Fee and other expense	—	5.3	1.8	—	7.1
Foreign currency exchange losses (gains)	—	0.2	(0.3)	—	(0.1)
Total expenses	17.5	881.0	835.6	—	1,734.1
Income before income taxes	18.8	13.4	74.7	(39.2)	67.7
Provision for income taxes	—	(0.8)	4.9	—	4.1
Net income before equity in earnings of subsidiaries	18.8	14.2	69.8	(39.2)	63.6
Equity in undistributed earnings of subsidiaries	44.8	—	—	(44.8)	—
Net income	$63.6	$14.2	$69.8	$(84.0)	$63.6

(1)	Includes all other subsidiaries of Argo Group and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2017
(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group U.S., Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$555.9	$1,016.4	$—	$1,572.3
Net investment (expense) income	(4.5)	87.5	57.0	—	140.0
Fee and other income	—	18.8	3.7	—	22.5
Net realized investment gains (losses)	0.4	40.8	(1.9)	—	39.3
Total revenue	(4.1)	703.0	1,075.2	—	1,774.1
Expenses:
Losses and loss adjustment expenses	—	337.9	712.3	—	1,050.2
Underwriting, acquisition and insurance expenses	14.3	266.6	354.5	—	635.4
Interest expense	4.3	17.2	6.2	—	27.7
Fee and other expense	—	12.4	2.2	—	14.6
Foreign currency exchange losses	0.1	0.1	6.1	—	6.3
Total expenses	18.7	634.2	1,081.3	—	1,734.2
(Loss) income before income taxes	(22.8)	68.8	(6.1)	—	39.9
Benefit for income taxes	—	(0.6)	(9.8)	—	(10.4)
Net (loss) income before equity in earnings of subsidiaries	(22.8)	69.4	3.7	—	50.3
Equity in undistributed earnings of subsidiaries	73.1	—	—	(73.1)	—
Net income	$50.3	$69.4	$3.7	$(73.1)	$50.3

(1)	Includes all other subsidiaries of Argo Group and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR YEAR ENDED DECEMBER 31, 2019
(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group U.S., Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$38.4	$124.3	$20.6	$—	$183.3
Cash flows from investing activities:
Proceeds from sales of investments	—	1,297.3	554.8	—	1,852.1
Maturities and mandatory calls of fixed maturity investments	—	292.8	229.4	—	522.2
Purchases of investments	—	(1,303.8)	(680.2)	—	(1,984.0)
Change in short-term investments and foreign regulatory deposits	3.2	(351.4)	(142.2)	—	(490.4)
Settlements of foreign currency exchange forward contracts	(0.2)	1.8	(1.3)	—	0.3
Purchases of fixed assets and other, net	—	(41.4)	(1.6)	—	(43.0)
Cash provided by (used in) investing activities	3.0	(104.7)	(41.1)	—	(142.8)
Cash flows from financing activities:
Payment on the intercompany note	—	(19.1)	19.1	—	—
Payment on note payable	—	(0.6)	—	—	(0.6)
Activity under stock incentive plans	1.9	—	—	—	1.9
Repurchase of Company's common shares	—	—	—	—	—
Payment of cash dividend to common shareholders	(43.1)	—	—	—	(43.1)
Cash (used in) provided by financing activities	(41.2)	(19.7)	19.1	—	(41.8)
Effect of exchange rate changes on cash	—	—	(0.1)	—	(0.1)
Change in cash	0.2	(0.1)	(1.5)	—	(1.4)
Cash, beginning of year	1.7	31.7	105.8	—	139.2
Cash, end of period	$1.9	$31.6	$104.3	$—	$137.8

(1)	Includes all other subsidiaries of Argo Group and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR YEAR ENDED DECEMBER 31, 2018
(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group U.S., Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$72.4	$182.4	$46.5	$—	$301.3
Cash flows from investing activities:
Proceeds from sales of investments	—	1,067.7	532.1	—	1,599.8
Maturities and mandatory calls of fixed maturity investments	—	344.9	73.7	—	418.6
Purchases of investments	—	(1,508.3)	(640.8)	—	(2,149.1)
Change in short-term investments and foreign regulatory deposits	(3.4)	(105.0)	(10.8)	—	(119.2)
Settlements of foreign currency exchange forward contracts	(0.5)	2.2	(3.2)	—	(1.5)
Cash acquired with acquisition of Ariscom	—	—	15.6	—	15.6
Purchases of fixed assets and other, net	(0.1)	(19.0)	(13.4)	—	(32.5)
Cash (used in) provided by investing activities	(4.0)	(217.5)	(46.8)	—	(268.3)
Cash flows from financing activities:
Borrowing under the intercompany note	—	19.0	(19.0)	—	—
Activity under stock incentive plans	1.6	—	—	—	1.6
Repurchase of Company's common shares	(31.7)	—	—	—	(31.7)
Payment of cash dividend to common shareholders	(37.5)	—	—	—	(37.5)
Cash (used in) provided by financing activities	(67.6)	19.0	(19.0)	—	(67.6)
Effect of exchange rate changes on cash	—	—	(2.8)	—	(2.8)
Change in cash	0.8	(16.1)	(22.1)	—	(37.4)
Cash, beginning of year	0.9	47.8	127.9	—	176.6
Cash, end of period	$1.7	31.7	105.8	—	139.2

(1)	Includes all other subsidiaries of Argo Group and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR YEAR ENDED DECEMBER 31, 2017
(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group U.S., Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$20.8	$149.5	$(5.3)	$—	$165.0
Cash flows from investing activities:
Proceeds from sales of investments	—	809.5	920.4	—	1,729.9
Maturities and mandatory calls of fixed maturity investments	—	483.1	195.2	—	678.3
Purchases of investments	—	(1,495.6)	(1,165.2)	—	(2,660.8)
Change in short-term investments and foreign regulatory deposits	1.5	67.1	230.9	—	299.5
Settlements of foreign currency exchange forward contracts	0.9	(8.2)	4.4	—	(2.9)
Acquisition of subsidiaries, net of cash	(235.3)	—	130.1	—	(105.2)
Issuance of intercompany note, net	—	—	(120.0)	120.0	—
Purchases of fixed assets and other, net	(0.1)	(26.2)	(33.8)	—	(60.1)
Cash (used in) provided by investing activities	(233.0)	(170.3)	162.0	120.0	(121.3)
Cash flows from financing activities:
Additional long-term borrowings	125.0	—	—	—	125.0
Borrowing under the intercompany note	120.0	60.0	(60.0)	(120.0)	—
Activity under stock incentive plans	1.4	—	—	—	1.4
Repurchase of Company's common shares	(0.1)	(45.1)	—	—	(45.2)
Payment of cash dividend to common shareholders	(33.2)	—	—	—	(33.2)
Cash provided by (used in) financing activities	213.1	14.9	(60.0)	(120.0)	48.0
Effect of exchange rate changes on cash	—	—	(1.1)	—	(1.1)
Change in cash	0.9	(5.9)	95.6	—	90.6
Cash, beginning of year	—	53.7	32.3	—	86.0
Cash, end of year	$0.9	$47.8	$127.9	$—	$176.6

(1)	Includes all other subsidiaries of Argo Group and all intercompany eliminations.

(2)	Includes all Argo Group parent company eliminations.

24.Subsequent Event
On February 6, 2020, we announced that we had reached an agreement to sell our Trident Public Risk Solutions (“Trident”) brand and underwriting platform to Paragon Insurance Holdings, LLC (“Paragon”). Trident is one of the business units within our U.S. Operations reporting segment. The transaction is expected to close in the first half of 2020 for a sales price of approximately $43 million in cash. We expect to recognize a pre-tax gain of approximately $37 million during the period the transaction closes.
Paragon will continue to write business on Argo paper through a managing general agency agreement for the next four years, as we will retain Trident’s claims operations and provide claims services to Paragon for the public entity business.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

BALANCE SHEETS	December 31,
	2019	2018
Assets
Short-term investments	$0.6	$3.8
Investment in subsidiaries	1,916.7	1,852.7
Cash	1.9	1.7
Goodwill and other intangible assets, net	40.6	41.9
Operating lease right-of-use assets	7.1	—
Other assets	7.8	15.7
Total assets	$1,974.7	$1,915.8

Liabilities and Shareholders' Equity
Junior subordinated debentures	$28.4	$28.4
Other indebtedness	125.0	125.0
Accrued underwriting expenses and other liabilities	13.6	7.2
Operating lease liabilities	7.3	—
Due to subsidiaries	19.3	8.5
Total liabilities	193.6	169.1
Shareholders' equity	1,781.1	1,746.7
Total liabilities and shareholders' equity	$1,974.7	$1,915.8

STATEMENTS OF (LOSS) INCOME	For the Years Ended December 31,
	2019	2018	2017
Revenue:
Net investment income (expense) (1)	$49.2	$33.8	$(4.5)
Net realized investment (loss) gains	(0.1)	2.5	0.4
Total revenue	49.1	36.3	(4.1)
Expenses:
Interest expense	6.6	6.2	4.3
Operating expenses	1.3	11.3	14.3
Other corporate expenses	26.8	—	—
Foreign currency exchange loss	—	—	0.1
Total expenses	34.7	17.5	18.7
Net income before equity in earnings of subsidiaries (2)	14.4	18.8	(22.8)
Equity in undistributed earnings of subsidiaries	(22.8)	44.8	73.1
Net (loss) income	$(8.4)	$63.6	$50.3

(1)	For the year ended December 31, 2019 and 2018, net investment income includes intercompany dividends of $52.1 million and $36.5 million, respectively.

(2)	Argo Group is not subject to taxation.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

STATEMENTS OF CASH FLOWS	For the Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net (loss) income	$(8.4)	$63.6	$50.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	1.3	1.4	1.3
Share-based payments expense	8.1	7.0	3.3
Net realized investment and other gains	0.1	(2.5)	(0.4)
Undistributed earnings of subsidiaries	22.8	(44.8)	(73.1)
Change in:
Prepaid assets	2.5	(2.3)	(0.3)
Accrued underwriting expenses	7.3	(4.4)	(2.3)
Due to subsidiaries	16.8	57.6	48.1
Other, net	(12.1)	(3.2)	(6.1)
Cash provided by operating activities	38.4	72.4	20.8
Cash flows from investing activities:
Change in short-term investments	3.2	(3.4)	1.5
Settlements of foreign currency exchange forward contracts	(0.2)	(0.5)	0.9
Acquisition of subsidiaries, net of cash	—	—	(235.3)
Purchases of fixed assets and other, net	—	(0.1)	(0.1)
Cash provided by (used in) investing activities	3.0	(4.0)	(233.0)
Cash flows from financing activities:
Additional borrowings	—	—	125.0
Borrowings under intercompany note payable, net	—	—	120.0
Activity under stock incentive plans	1.9	1.6	1.4
Repurchase of Company's common shares	—	(31.7)	(0.1)
Payment of cash dividend to common shareholders	(43.1)	(37.5)	(33.2)
Cash (used in) provided by financing activities	(41.2)	(67.6)	213.1
Change in cash	0.2	0.8	0.9
Cash, beginning of year	1.7	0.9	—
Cash, end of year	$1.9	$1.7	$0.9

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
SCHEDULE III
SUPPLEMENTAL INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(in millions)

Segment	DAC (a)	Reserves for Losses and Loss Adjustment Expenses (b)	UPR (c)	Premium Revenue (d)	Net Investment Income (l)	Loss & LAE (e)	Amortization (Deferral) DAC (f) (2)	Other Operating Expenses (3)	Net Premiums Written (g)
Year Ended December 31, 2019
U.S. Operations	89.7	2,775.1	896.1	1,119.7	100.0	690.4	(2.5)	366.2	1,166.1
International Operations	70.5	2,129.0	514.7	609.6	44.2	518.3	14.9	265.1	588.1
Run-off Lines	—	253.5	0.1	0.2	5.7	12.0	—	2.4	0.2
Corporate and Other	—	—	—	—	1.2	—	—	44.5	—
Total	$160.2	$5,157.6	$1,410.9	$1,729.5	$151.1	$1,220.7	$12.4	$678.2	$1,754.4
Year Ended December 31, 2018
U.S. Operations	87.2	2,498.9	793.3	1,078.9	82.9	628.2	(6.4)	361.2	1,125.7
International Operations	80.1	1,890.1	507.6	652.5	32.9	400.3	(3.5)	249.3	639.5
Run-off Lines	—	265.6	—	0.3	8.1	12.3	—	3.9	0.3
Corporate and Other	—	—	—	—	9.2	—	—	50.2	—
Total	$167.3	$4,654.6	$1,300.9	$1,731.7	$133.1	$1,040.8	$(9.9)	$664.6	$1,765.5
Year Ended December 31, 2017
U.S. Operations	80.8	2,196.1	695.1	936.6	87.2	528.1	(17.3)	336.4	1,031.8
International Operations	79.6	1,723.0	512.6	635.8	32.7	504.8	5.4	236.8	621.7
Run-off Lines	—	281.9	—	(0.1)	9.3	17.3	—	8.3	—
Corporate and Other	—	—	—	—	10.8	—	—	65.8	—
Total	$160.4	$4,201.0	$1,207.7	$1,572.3	$140.0	$1,050.2	$(11.9)	$647.3	$1,653.5
(a) Deferred policy acquisition costs.
(b) Future policy benefits, losses, claims and loss expenses.
(c) Unearned premiums.
(d) Premium revenue, net (premiums earned).
(e) Benefits, claims, losses and settlement expenses.
(f) Amortization (deferral) of deferred policy acquisition costs.
(g) Premiums written, net.
(1) Net investment income allocated based upon each segment’s share of investable funds.
(2) The amortization (deferral) of DAC will not equal the change in the balance sheet. See Note 1, “Business and Significant Accounting Policies” for further discussion.
(3) Other insurance expenses allocated based on specific identification, where possible, and related activities.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at Beginning of Year	Charged to Cost and Expense	Capital Loss Carryforward	Net Operating Loss Carryforward	Charged to Other Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2019
Deducted from assets:
Valuation allowance for deferred tax asset	$29.9	$(1.1)	$—		$—	$—	$28.8
Year Ended December 31, 2018
Deducted from assets:
Valuation allowance for deferred tax asset	$20.1	$(1.5)	$—	$11.3	$—	$—	$29.9
Year Ended December 31, 2017
Deducted from assets:
Valuation allowance for deferred tax asset	$23.5	$(6.2)	$—	$2.7	$0.1	$—	$20.1

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
SCHEDULE VI
SUPPLEMENTAL INFORMATION FOR PROPERTY-CASUALTY INSURANCE COMPANIES
(in millions)

	For the Years Ended December 31,
	2019	2018	2017
Deferred acquisition costs	$160.2	$167.3	$160.4
Reserves for losses and loss adjustment expenses	$5,157.6	$4,654.6	$4,201.0
Unamortized discount in reserves for losses	$17.9	$16.9	$17.6
Unearned premiums	$1,410.9	$1,300.9	$1,207.7
Premiums earned	$1,729.5	$1,731.7	$1,572.3
Net investment income	$151.1	$133.1	$140.0
Losses and loss adjustment expenses incurred:
Current year	$1,082.6	$1,058.8	$1,058.4
Prior years	138.1	(18.0)	(8.2)
Losses and loss adjustment expenses incurred	$1,220.7	$1,040.8	$1,050.2
Amortization (deferral) of policy acquisition costs (1)	$12.4	$(9.9)	$(11.9)
Paid losses and loss adjustment expenses, net of reinsurance	$1,030.3	$938.9	$889.4
Gross premiums written	$3,129.2	$2,955.2	$2,697.2
(1) The amortization (deferral) of policy acquisition costs will not equal the change in the balance sheet. For further discussion, see Note 1, “Business and Significant Accounting Policies.”