Form 10-Q
period 2020-03-31
Argo Group International Holdings, Ltd.
filed 2020-05-08
CIK 1091748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding (net of treasury shares) of each of the issuer’s classes of common shares as of May 6, 2020.

Title	Outstanding
Common Shares, par value $1.00 per share	34,634,776

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares and per share amounts)

	March 31, 2020	December 31, 2019 *
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost: 2020 - $3,634.4, 2019 - $3,605.0; allowance for expected credit losses: 2020 - $31.6)	$3,523.5	$3,633.5
Equity securities, at fair value (cost: 2020 - $170.6; 2019 - $122.8)	132.9	124.4
Other investments (cost: 2020 - $422.5; 2019 - $482.5)	422.4	496.5
Short-term investments, at fair value (cost: 2020 - $732.7; 2019 - $844.8)	732.6	845.0
Total investments	4,811.4	5,099.4
Cash	158.7	137.8
Accrued investment income	23.2	25.7
Premiums receivable	739.1	688.2
Reinsurance recoverables	2,820.9	3,104.6
Goodwill	161.4	161.4
Intangible assets, net of accumulated amortization	91.5	91.8
Deferred tax asset, net	44.5	6.1
Deferred acquisition costs, net	158.0	160.2
Ceded unearned premiums	652.9	545.0
Operating lease right-of-use assets	89.1	91.8
Other assets	435.4	387.1
Assets held for sale	15.2	15.4
Total assets	$10,201.3	$10,514.5
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$5,067.6	$5,157.6
Unearned premiums	1,460.0	1,410.9
Accrued underwriting expenses and other liabilities	185.3	226.0
Ceded reinsurance payable, net	1,094.8	1,203.1
Funds held	60.0	50.6
Senior unsecured fixed rate notes	140.0	140.0
Other indebtedness	180.0	181.3
Junior subordinated debentures	257.5	257.4
Current income taxes payable, net	17.7	0.8
Operating lease liabilities	101.6	105.7
Total liabilities	8,564.5	8,733.4
Commitments and contingencies (Note 14)
Shareholders' equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 45,867,812 and 45,698,470 shares issued at March 31, 2020 and December 31, 2019, respectively	45.9	45.7
Additional paid-in capital	1,374.2	1,376.6
Treasury shares (11,315,889 shares at March 31, 2020 and December 31, 2019, respectively)	(455.1)	(455.1)
Retained earnings	773.7	811.1
Accumulated other comprehensive (loss) income, net of taxes	(101.9)	2.8
Total shareholders' equity	1,636.8	1,781.1
Total liabilities and shareholders' equity	$10,201.3	$10,514.5
* Derived from audited consolidated financial statements.
See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(in millions, except number of shares and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Premiums and other revenue:
Earned premiums	$435.0	$420.5
Net investment income	35.5	33.9
Fee and other income	2.1	2.3
Net realized investment (losses) gains:
Net realized investment gains (losses)	27.9	(1.7)
Change in fair value of equity securities	(39.3)	54.2
Credit losses on fixed maturity securities	(24.7)	—
Net realized investment (losses) gains	(36.1)	52.5
Total revenue	436.5	509.2
Expenses:
Losses and loss adjustment expenses	280.9	237.9
Underwriting, acquisition and insurance expenses	168.0	160.2
Other corporate expenses	3.3	0.5
Interest expense	7.7	8.5
Fee and other expense	1.2	1.3
Foreign currency exchange (gains) loss	(3.0)	0.7
Total expenses	458.1	409.1
(Loss) income before income taxes	(21.6)	100.1
Income tax (benefit) provision	(2.8)	8.9
Net (loss) income	$(18.8)	$91.2
Net (loss) income per common share:
Basic	$(0.55)	$2.68
Diluted	$(0.55)	$2.63
Dividend declared per common share	$0.31	$0.31
Weighted average common shares:
Basic	34,469,516	33,984,329
Diluted	34,469,516	34,737,939

	For the Three Months Ended March 31,
	2020	2019
Net realized investment (losses) gains before other-than-temporary impairment losses	$(36.1)	$56.8
Other-than-temporary impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturities	—	(4.3)
Impairment losses recognized in earnings	—	(4.3)
Net realized investment (losses) gains	$(36.1)	$52.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Net (loss) income	$(18.8)	$91.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(3.4)	0.2
Unrealized (losses) gains on securities:
(Losses) gains arising during the year	(122.8)	56.8
Reclassification adjustment for (gains) losses included in net income	(3.4)	3.1
Other comprehensive (loss) income before tax	(129.6)	60.1
Income tax provision related to other comprehensive income:
Unrealized gain (losses) on securities:
(Losses) gain arising during the year	(21.1)	9.1
Reclassification adjustment for losses (gains) included in net income	1.9	0.5
Income tax (benefit) provision related to other comprehensive income	(19.2)	9.6
Other comprehensive (loss) income, net of tax	(110.4)	50.5
Comprehensive (loss) income	$(129.2)	$141.7

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except number of shares and per share amounts)
(Unaudited)

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity
Balance, December 31, 2018	$45.3	$1,372.0	$(455.1)	$862.6	$(78.1)	$1,746.7
Net income	—	—	—	91.2	—	91.2
Other comprehensive income - Change in fair value of fixed maturities, net of tax	—	—	—	—	50.3	50.3
Other comprehensive income, net - Other	—	—	—	—	0.2	0.2
Activity under stock incentive plans	0.1	4.1	—	—	—	4.2
Retirement of common shares (tax payments on equity compensation)	—	(1.6)	—	—	—	(1.6)
Employee stock purchase plan	—	0.4	—	—	—	0.4
Cash dividend declared - common shares ($0.31/share)	—	—	—	(10.8)	—	(10.8)
Balance, March 31, 2019	$45.4	$1,374.9	$(455.1)	$943.0	$(27.6)	$1,880.6

Balance, December 31, 2019	$45.7	$1,376.6	$(455.1)	$811.1	$2.8	$1,781.1
Net loss	—	—	—	(18.8)	—	(18.8)
Other comprehensive loss - Change in fair value of fixed maturities, net of taxes	—	—	—	—	(107.0)	(107.0)
Other comprehensive loss, net - Other	—	—	—	—	(3.4)	(3.4)
Activity under stock incentive plans	0.3	2.8	—	—	—	3.1
Retirement of common shares (tax payments on equity compensation)	(0.1)	(5.7)	—	—	—	(5.8)
Employee stock purchase plan	—	0.5	—	—	—	0.5
Cash dividend declared - common shares ($0.31/share)	—	—	—	(10.7)	—	(10.7)
Cumulative effect of adoption of ASU 2016-13, net of taxes	—	—	—	(7.9)	5.7	(2.2)
Balance, March 31, 2020	$45.9	$1,374.2	$(455.1)	$773.7	$(101.9)	$1,636.8

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(18.8)	$91.2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and depreciation	5.0	6.7
Share-based payments expense	2.9	4.6
Deferred income tax (benefit) provision, net	(19.8)	5.3
Net realized investment loss (gains)	36.1	(52.5)
Undistributed earnings from alternative investment portfolio	(2.5)	(1.9)
Loss on disposals of long-lived assets, net	0.2	—
Change in:
Accrued investment income	2.5	(0.3)
Receivables	217.6	1.8
Deferred acquisition costs	1.1	(0.5)
Ceded unearned premiums	(111.5)	(104.9)
Reserves for losses and loss adjustment expenses	(78.8)	15.2
Unearned premiums	59.2	43.9
Ceded reinsurance payable and funds held	(96.0)	75.8
Income taxes	16.3	3.2
Accrued underwriting expenses and other liabilities	(30.2)	6.7
Other, net	(14.7)	(38.7)
Cash (used in) provided by operating activities	(31.4)	55.6
Cash flows from investing activities:
Sales of fixed maturity investments	594.1	235.5
Maturities and mandatory calls of fixed maturity investments	158.2	65.8
Sales of equity securities	24.8	15.0
Sales of other investments	19.2	22.0
Purchases of fixed maturity investments	(831.1)	(358.9)
Purchases of equity securities	(12.2)	(12.1)
Purchases of other investments	(5.9)	(13.2)
Change in foreign regulatory deposits and voluntary pools	3.9	(0.3)
Change in short-term investments	112.3	38.3
Settlements of foreign currency exchange forward contracts	3.1	3.6
Purchases of fixed assets	(2.3)	(7.3)
Other, net	(2.8)	(20.1)
Cash provided by (used in) investing activities	61.3	(31.7)
Cash flows from financing activities:
Activity under stock incentive plans	0.3	0.3
Payment of cash dividends to common shareholders	(10.7)	(10.8)
Cash used in financing activities	(10.4)	(10.5)
Effect of exchange rate changes on cash	1.4	0.1
Change in cash	20.9	13.5
Cash, beginning of year	137.8	139.2
Cash, end of period	$158.7	$152.7

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying consolidated financial statements of Argo Group International Holdings, Ltd. (“Argo Group,” “we” or the “Company”) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Argo Group is an underwriter of specialty insurance and reinsurance products in the property and casualty market.
The preparation of interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The major estimates reflected in our consolidated financial statements include, but are not limited to, reserves for losses and loss adjustment expenses; reinsurance recoverables, including the reinsurance recoverables allowance for expected credit losses; estimates of written and earned premiums; reinsurance premium receivable; fair value of investments and assessment of potential impairment, including the allowance for credit losses on fixed maturity securities; valuation of goodwill and intangibles and our deferred tax asset valuation allowance. Actual results could differ from those estimates. Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission ("SEC") on February 28, 2020.
The interim financial information as of, and for the three months ended, March 31, 2020 and 2019 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain reclassifications have been made to financial information presented for prior years to conform to the current year’s presentation.
During the first quarters of 2020 and 2019, we incurred non-recurring costs associated with a number of activities that began with proxy solicitation efforts and shareholder engagement. For the three months ended March 31, 2019, these costs were $0.5 million and were previously included in the line item "Underwriting, Acquisition and Insurance Expenses" in the Consolidated Statements of Income in our Quarterly Report on Form 10-Q for the three-month period ended March 31, 2019. To conform to the current year's presentation, these amounts have been reclassified out of "Underwriting, Acquisition and Insurance Expenses" and into "Other Corporate Expenses" in the Consolidated Statements of (Loss) Income herein. Please see Note 12, "Underwriting, Acquisition and Insurance Expenses & Other Corporate Expenses" for further discussion.
Risks and Uncertainties
Certain risks and uncertainties are inherent to our day-to-day operations. Adverse changes in the economy could lower demand for our insurance products or negatively impact our investment results, both of which could have an adverse effect on the revenue and profitability of our operations. The global COVID-19 pandemic has resulted in and is expected to continue to result in significant disruptions in economic activity and financial markets. The cumulative effects of COVID-19 on the Company, and the effect of any other public health outbreak, cannot be predicted at this time, but could reduce demand for our insurance policies, result in increased level of losses, settlement expenses or other operating costs, reduce the market value of invested assets held by the Company or negatively impact the fair value of our goodwill.

2. Recently Issued Accounting Pronouncements & Updates to Accounting Policies
Recently Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, “Measurement of Credit Losses on Financial Instruments” (Topic 326), commonly referred to as current expected credit losses or "CECL." ASU 2016-13 requires organizations to estimate credit losses on certain types of financial instruments, including receivables and available-for-sale debt securities, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. The updated guidance also amends the previous other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within the year of adoption. The guidance requires a modified retrospective transition method.
We adopted the updated guidance effective January 1, 2020 using the modified retrospective approach, which resulted in a $7.9 million net of tax reduction to retained earnings. Partially offsetting this reduction of retained earnings was a $5.7 million net of tax increase in other comprehensive income representing the reclassification of unrealized investment losses to credit losses under this accounting update. The cumulative effect adjustment decreased shareholders’ equity $2.2 million.
In January 2020, the FASB issued ASU 2020-01, "Investments — Equity Securities" (Topic 321), "Investments — Equity Method and Joint Ventures" (Topic 323), and "Derivatives and Hedging" (Topic 815). ASU 2020-01 clarifies that entities that apply the measurement alternative in ASC 321 should consider observable transactions that result in entities initially applying or discontinuing the use of the equity method of accounting under ASC 323. The guidance also says that certain forward contracts and purchased options on equity securities that are not deemed to be in-substance common stock under ASC 323 or accounted for as derivatives under ASC 815 are in the scope of ASC 321. The guidance is effective for public business entities ("PBEs") for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption is permitted. The guidance should be applied prospectively. We are currently in the process of evaluating the impact that the adoption of the ASU will have on our financial results and disclosures, but it is not expected to have a material impact upon adoption.
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform" (Topic 848). ASU 2020-04 provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can elect various optional expedients for hedging relationships affected by reference rate reform, if certain criteria are met. The guidance is effective upon issuance and generally can be applied through December 31, 2022. We have certain debt agreements for which the interest rate is based on LIBOR rates. We are currently investigating the impacts of the transition from LIBOR to other rates on these contracts and the resulting accounting requirements, but do not expect the change in rates to have a material impact on our financial statements.
Updates to Accounting Policies
The following accounting policies have been updated to reflect the adoption of ASU 2016-13, as described above.
Investment Impairments of Available for Sale Fixed Maturities
We regularly review our investments to identify and evaluate those that may have credit impairments. For fixed maturity securities, the evaluation for credit losses is generally based on the present value of expected cash flows of the security as compared to the amortized book value, the financial condition, near-term and long-term prospects for the issuer, including industry conditions, implications of rating agency actions, the likelihood of principal and interest recoverability and whether it is more likely than not we will be required to sell the investment prior to the anticipated recovery in value.

Effective January 1, 2020 with the adoption of ASU 2016-13 Financial Instruments-Credit Losses, we recognize credit losses on fixed maturities through an allowance account. For fixed maturities that we do not intend to sell or for which it is more likely than not we will not be required to sell prior to the anticipated recovery in value, we separate the credit component of the impairment from the component related to all other market factors and report the credit loss component to net realized investment gains (losses) in the Consolidated Statement of Income. The impairment related to all other market factors is reported as a separate component of shareholder’s equity in other comprehensive income (loss). The credit loss allowance account is adjusted for any additional credit losses or subsequent recoveries and the cost basis of the fixed maturity security is not adjusted.
For fixed maturity securities that we intend to sell or for which it is more likely that not that we will be required to sell before an anticipated recovery in value, the full amount of the impairment is recognized in net realized investment gains (losses) in the Consolidated Statement of Income and the cost basis of the fixed maturity security is adjusted to reflect the recognized realized loss. The new cost basis is not adjusted for any recoveries in fair value.
We report accrued investment income separately from fixed maturity securities and have elected to not measure an allowance for credit losses for accrued investment income. The write-off of investment income accrued for fixed maturities that have defaulted on interest payments is recognized as a loss in net realized investment gains (losses), in the period of the default, in the Consolidated Statement of Income.
Reinsurance Recoverables
Amounts recoverable from reinsurers are estimated in a manner consistent with the associated claim liability. We report our reinsurance recoverables net of an allowance for estimated uncollectible reinsurance. The allowance is based upon our ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, disputes, applicable coverage defenses and other relevant factors. We use the rating-based method to estimate the uncollectible reinsurance reserves due to credit losses. Under this method, reinsurance credit risk is estimated by considering the reinsurers probability of default. Reinsurance recoverables are forecasted out of the assumed billing periods and a liquidation factor is applied based on the rating of the reinsurer and adjusted as needed based on our historical experience with the reinsurers. Additionally, reinsurance receivable balances are evaluated to identify any dispute risk and when required, an additional reserve is recorded. Amounts deemed to be uncollectible, including amounts due from known insolvent reinsurers, are written off against the allowance. Changes in the allowance, as well as any subsequent collections of amounts previously written off, are reported as part of underwriting expense. We evaluate and monitor the financial condition of its reinsurers under voluntary reinsurance arrangements to minimize its exposure to significant losses from reinsurer insolvencies.
Premiums and Unearned Premium Reserves
Premiums are recognized as revenues pro rata over the policy period. Unearned premium reserves represent the unexpired portion of policy premiums. Accrued retrospective premiums are included in premium balances receivable. Premiums receivable balances are reported net of an allowance for expected losses, both dispute and credit related. The allowance is based upon our ongoing review of amounts outstanding, historical loss data, including delinquencies and write-offs, current and forecasted economic conditions and other relevant factors. Credit risk is partially mitigated by our ability to cancel the policy if the policyholder does not pay the premium.
3. Investments
Included in “Total investments” in our Consolidated Balance Sheets at March 31, 2020 and December 31, 2019 is $120.9 million and $158.6 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party participants that provide underwriting capital to the operations of Syndicates 1200 and 1910.

Fixed Maturities
The amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses, and fair value of fixed maturity investments were as follows:

March 31, 2020
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses(1)	Fair Value
Fixed maturities
U.S. Governments	$320.2	$18.5	$—	$—	$338.7
Foreign Governments	245.9	4.6	10.4	0.4	239.7
Obligations of states and political subdivisions	143.8	5.4	0.7	—	148.5
Corporate bonds	1,705.4	17.8	98.3	31.1	1,593.8
Commercial mortgage-backed securities	242.9	2.4	3.5	—	241.8
Residential mortgage-backed securities	534.0	18.8	6.4	—	546.4
Asset-backed securities	166.9	1.1	6.2	0.1	161.7
Collateralized loan obligations	275.3	0.4	22.8	—	252.9
Total fixed maturities	$3,634.4	$69.0	$148.3	$31.6	$3,523.5
(1) Effective January 1, 2020 we adopted ASC-326 and as a result any credit impairment losses on our available-for-sale fixed maturities are recorded as an allowance, subject to reversal. Prior periods have not been restated to conform with the current year presentation. See Note 1.

December 31, 2019
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Governments	$353.5	$2.3	$1.2	$354.6
Foreign Governments	244.8	4.6	0.7	248.7
Obligations of states and political subdivisions	145.8	6.9	0.1	152.6
Corporate bonds	1,777.4	37.7	34.7	1,780.4
Commercial mortgage-backed securities	213.5	4.6	1.1	217.0
Residential mortgage-backed securities	479.1	10.4	0.6	488.9
Asset-backed securities	164.2	1.5	0.2	165.5
Collateralized loan obligations	226.7	0.5	1.4	225.8
Total fixed maturities	$3,605.0	$68.5	$40.0	$3,633.5
Contractual Maturity
The amortized cost and fair values of fixed maturity investments as of March 31, 2020, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$306.6	$301.6
Due after one year through five years	1,489.7	1,419.3
Due after five years through ten years	554.2	536.8
Thereafter	64.8	63.0
Structured securities	1,219.1	1,202.8
Total	$3,634.4	$3,523.5
The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Other Investments
Details regarding the carrying value and unfunded investment commitments of other investments as of March 31, 2020 and December 31, 2019 were as follows:

March 31, 2020
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$105.7	$—
Private equity	220.1	104.6
Overseas deposits	92.3	—
Other	4.3	—
Total other investments	$422.4	$104.6

December 31, 2019
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$109.5	$—
Private equity	268.1	110.0
Overseas deposits	114.6	—
Other	4.3	—
Total other investments	$496.5	$110.0
The following describes each investment type:
•Hedge funds: Hedge funds include funds that primarily buy and sell stocks, including short sales, multi-strategy credit, relative value credit and distressed credit.
•Private equity: Private equity includes buyout funds, real asset/infrastructure funds, credit special situations funds, mezzanine lending funds and direct investments and strategic non-controlling minority investments in private companies that are principally accounted for using the equity method of accounting.
•Overseas deposits: Overseas deposits are principally invested in short-term sovereign fixed income and investment grade corporate securities and international stocks.
•Other: Other includes participation in investment pools.

Unrealized Losses and Other-Than-Temporary Impairments
An aging of unrealized losses on our investments in fixed maturities is presented below:

March 31, 2020	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments (1)	$1.4	$—	$—	$—	$1.4	$—
Foreign Governments	143.6	10.4	—	—	143.6	10.4
Obligations of states and political subdivisions	24.2	0.7	—	—	24.2	0.7
Corporate bonds	850.3	75.7	29.7	22.6	880.0	98.3
Commercial mortgage-backed securities	132.6	3.5	—	—	132.6	3.5
Residential mortgage-backed securities	101.1	5.5	8.9	0.9	110.0	6.4
Asset-backed securities	103.3	5.8	4.7	0.4	108.0	6.2
Collateralized loan obligations	194.9	19.0	54.9	3.8	249.8	22.8
Total fixed maturities	$1,551.4	$120.6	$98.2	$27.7	$1,649.6	$148.3
(1) Unrealized losses are less than $0.1 million.

December 31, 2019	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$114.6	$1.1	$17.0	$0.1	$131.6	$1.2
Foreign Governments (1)	117.6	0.7	5.1	—	122.7	0.7
Obligations of states and political subdivisions (1)	0.7	—	2.1	0.1	2.8	0.1
Corporate bonds	249.4	18.9	63.6	15.8	313.0	34.7
Commercial mortgage-backed securities (1)	74.8	1.1	4.9	—	79.7	1.1
Residential mortgage-backed securities	66.9	0.3	25.2	0.3	92.1	0.6
Asset-backed securities	22.5	0.1	18.9	0.1	41.4	0.2
Collateralized loan obligations	54.7	0.8	116.7	0.6	171.4	1.4
Total fixed maturities	$701.2	$23.0	$253.5	$17.0	$954.7	$40.0
(1) Unrealized losses are less than $0.1 million.
We hold a total of 4,842 fixed income securities, of which 2,480 were in an unrealized loss position for less than one year and 194 were in an unrealized loss position for a period one year or greater as of March 31, 2020.
Following the adoption of ASC 326, as described in Note 1, beginning January 1, 2020 we complete a detailed analysis each quarter to assess whether the decline in the fair value of a fixed maturity security below its amortized cost basis is the result of a credit loss. All available-for-sale securities with unrealized losses are reviewed. We consider many factors in completing this detailed analysis to determine where a credit loss exists, including the extent to which fair value is below cost, the implied yield to maturity, rating downgrades of the security and whether or not the issuer has failed to make scheduled principal or interest payments. We also take into consideration information about the financial condition of the issuer and industry factors that could negatively impact the capital markets
If the decline in fair value of an available-for-sale fixed maturity security below its amortized cost is considered to be the result of a credit loss, we compare the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit loss, which is recorded as an allowance and recognized in net realized gains (losses) in the Statement of (Loss) Income. The allowance is limited to the difference between the fair value and the amortized cost of the security. Any remaining decline in fair value represents the non-credit portion of the impairment, which is recognized in other comprehensive income.

We also consider whether we intend to sell an available-for-sale security or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost. In these instances, a decline in fair value is recognized in net realized gains (losses) in the Statement of Income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security.
The following table presents a reconciliation of the beginning and ending balances for the allowance for credit losses on available-for-sale fixed maturity securities:

For the Three Months Ended March 31,
(in millions)	2020
Beginning balance, January 1, 2020	$—
Additions related to initial adoption of accounting standard	6.9
Provision for expected credit losses	24.7
Reductions due to sales/defaults of credit-impaired securities	—
Ending balance, March 31, 2020	$31.6

Total credit impairment charges included in net realized investment gains (losses) in the Consolidated Statement of (Loss) Income was $24.7 million for the three months ended March 31, 2020. Total other-than-temporary impairment charges included in net realized investments (gains) losses was $4.3 million for the three months ended March 31, 2019.
Net Realized Investment Gains and Losses
The following table presents our gross realized investment gains (losses):

	For the Three Months Ended March 31,
(in millions)	2020	2019
Realized gains on fixed maturities and other
Fixed maturities	$20.8	$3.6
Other investments	48.2	8.8
	69.0	12.4
Realized losses on fixed maturities and other
Fixed maturities	(7.7)	(2.4)
Other investments	(31.8)	(8.1)
Credit losses on fixed maturities	(24.7)	(4.3)
	(64.2)	(14.8)
Equity securities
Net realized (losses) gains on equity securities	(1.6)	0.7
Change in unrealized (losses) gains on equity securities held at the end of the period	(39.3)	54.2
Net realized (losses) gains on equity securities	(40.9)	54.9
Net realized investment (losses) gains before income taxes	(36.1)	52.5
Income tax benefit (provision)	8.0	(9.7)
Net realized investment (losses) gains net of income taxes	$(28.1)	$42.8
The cost of securities sold is based on the specific identification method.

Changes in unrealized (losses) gains related to investments are summarized as follows:

	For the Three Months Ended March 31,
(in millions)	2020	2019
Change in unrealized (losses) gains
Fixed maturities	$(111.8)	$59.9
Other investments	(14.2)	—
Other and short-term investments	(0.2)	—
Net unrealized investment (losses) gains before income taxes	(126.2)	59.9
Income tax benefit (provision)	19.2	(9.6)
Net unrealized investment (losses) gains, net of income taxes	$(107.0)	$50.3
Foreign Currency Exchange Forward Contracts
We entered into foreign currency exchange forward contracts to manage operational currency exposure on our Canadian dollar investment portfolio and certain catastrophic events, minimize negative impacts to investment portfolio returns, and gain exposure to a total return strategy which invests in multiple currencies.  The currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other assets.” The net gains are included in “Net realized investment (losses) gains” in our Consolidated Statements of (Loss) Income.
The fair value of our foreign currency exchange forward contracts as of March 31, 2020 and December 31, 2019 was as follows:

(in millions)	March 31, 2020	December 31, 2019
Operational currency exposure	$7.0	$(0.8)
Asset manager investment exposure	0.2	(0.3)
Total return strategy	(2.3)	2.2
Total	$4.9	$1.1
The following table represents our gross investment realized gains and losses on our foreign currency exchange forward contracts:

	For the Three Months Ended March 31,
(in millions)	2020	2019
Realized gains
Operational currency exposure	$5.4	$0.3
Asset manager investment exposure	0.8	1.1
Total return strategy	25.0	6.3
Gross realized investment gains	31.2	7.7
Realized losses
Operational currency exposure	(1.7)	(2.1)
Asset manager investment exposure	(0.4)	(0.2)
Total return strategy	(28.0)	(4.7)
Gross realized investment losses	(30.1)	(7.0)
Net realized investment gains on foreign currency exchange forward contracts	$1.1	$0.7

Regulatory Deposits, Pledged Securities and Letters of Credit
We are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations.  We maintain assets pledged as collateral in support of irrevocable letters of credit issued under the terms of certain reinsurance agreements for reported loss and loss expense reserves. The following table presents our components of restricted assets:

(in millions)	March 31, 2020	December 31, 2019
Securities on deposit for regulatory and other purposes	$228.3	$192.5
Securities pledged as collateral for letters of credit and other	170.8	169.9
Securities and cash on deposit supporting Lloyd’s business	400.7	412.8
Total restricted investments	$799.8	$775.2
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
•Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that can be accessed at the reporting date. We define actively traded as a security that has traded in the past seven days. We receive one quote per instrument for Level 1 inputs.
•Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. We receive one quote per instrument for Level 2 inputs.
•Level 3 inputs are unobservable inputs. Unobservable inputs reflect our own judgments about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.
We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of March 31, 2020 and December 31, 2019. A description of the valuation techniques we use to measure assets at fair value is as follows:
Fixed Maturities (Available-for-Sale) Levels 1 and 2:
•United States Treasury securities are typically valued using Level 1 inputs. For these securities, we obtain fair value measurements from third-party pricing services using quoted prices (unadjusted) in active markets at the reporting date.
•United States Government agencies, non-U.S. Government securities, obligations of states and political subdivisions, credit securities and foreign denominated government and credit securities are reported at fair value using Level 2 inputs. For these securities, we obtain fair value measurements from third-party pricing services. Observable data may include dealer quotes, market spreads, yield curves, live trading levels, trade execution data, credit information and the security’s terms and conditions, among other things.
•Asset and mortgage-backed securities and collateralized loan obligations are reported at fair value using Level 2 inputs. For these securities, we obtain fair value measurements from third-party pricing services. Observable data may include dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.
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
Equity Securities Level 3: We own certain equity securities that are reported at fair value using Level 3 inputs. The valuation techniques for these securities include the following:
•Fair value measurements for an investment in an equity fund obtained by applying final prices provided by the administrator of the fund, which is based upon certain estimates and assumptions.
•Fair value measurements from a broker and an independent valuation service, both based upon estimates and assumptions.
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
Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	March 31, 2020	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
U.S. Governments	$338.7	$336.6	$2.1	$—
Foreign Governments	239.7	—	239.7	—
Obligations of states and political subdivisions	148.5	—	148.5	—
Corporate bonds	1,593.8	—	1,586.4	7.4
Commercial mortgage-backed securities	241.8	—	241.8	—
Residential mortgage-backed securities	546.4	—	546.4	—
Asset-backed securities	161.7	—	161.7	—
Collateralized loan obligations	252.9	—	252.9	—
Total fixed maturities	3,523.5	336.6	3,179.5	7.4
Equity securities	132.9	127.2	—	5.7
Other investments	92.3	—	92.3	—
Short-term investments	732.6	708.3	24.3	—
	$4,481.3	$1,172.1	$3,296.1	$13.1
(a)Quoted prices in active markets for identical assets
(b)Significant other observable inputs
(c)Significant unobservable inputs

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
(a)Quoted prices in active markets for identical assets
(b)Significant other observable inputs
(c)Significant unobservable inputs
The fair value measurements in the tables above do not equal “Total investments” on our Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting.
A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:
Fair Value Measurements Using Observable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2020	$7.4	$6.6	$14.0
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income	—	—	—
Included in other comprehensive income	—	(0.9)	(0.9)
Purchases, issuances, sales, and settlements:
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Ending balance, March 31, 2020	$7.4	$5.7	$13.1
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2020	$—	$—	$—

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2019	$2.2	$8.2	$10.4
Transfers into Level 3	3.5	—	3.5
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income	(0.4)	(1.6)	(2.0)
Included in other comprehensive loss	0.6	—	0.6
Purchases, issuances, sales, and settlements:
Purchases	1.9	—	1.9
Issuances	—	—	—
Sales	(0.4)	—	(0.4)
Settlements	—	—	—
Ending balance, December 31, 2019	$7.4	$6.6	$14.0
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2019	$—	$—	$—
At March 31, 2020 and December 31, 2019, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.
4. Allowance for Credit Losses
Premiums receivable
The following table represents the balances of premiums receivable, net of allowance for expected credit losses, at March 31, 2020 and January 1, 2020, and the changes in the allowance for expected credit losses for the three months ended March 31, 2020.

(in millions)	Premiums Receivable, Net of Allowance for Estimated Uncollectible Premiums	Allowance for Estimated Uncollectible Premiums
Balance, January 1, 2020	$688.2	$7.9
Cumulative effect of adoption of ASU 2016-13 at January 1, 2020		—
Current period change for estimated uncollectible premiums		0.8
Write-offs of uncollectible premiums receivable		—
Balance, March 31, 2020	$739.1	$8.7
Reinsurance Recoverables
The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, at March 31, 2020 and January 1, 2020, and changes in the allowance for estimated uncollectible reinsurance for the three months ended March 31, 2020.

(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance
Balance, January 1, 2020	$3,104.6	$1.1
Cumulative effect of adoption of ASU 2016-13 at January 1, 2020		2.5
Current period change for estimated uncollectible reinsurance		—
Write-offs of uncollectible reinsurance recoverables		—
Balance, March 31, 2020	$2,820.9	$3.6

Of the total rated by A.M. Best Company, 87.6% were rated A- or better. We utilize A.M. Best credit ratings when determining the allowance, adjusted as needed based on our historical experience with the reinsurers. Certain of our reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.
5. Reserves for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Three Months Ended March 31,
(in millions)	2020	2019
Net reserves beginning of the year	$2,722.7	$2,562.9
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	278.2	240.4
Prior accident years	2.7	(2.5)
Losses and LAE incurred during calendar year, net of reinsurance	280.9	237.9
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	72.6	34.7
Prior accident years	263.8	221.0
Losses and LAE payments made during current calendar year, net of reinsurance:	336.4	255.7
Change in participation interest (1)	32.5	(14.6)
Foreign exchange adjustments	(25.6)	(9.1)
Net reserves - end of period	2,674.1	2,521.4
Add:
Reinsurance recoverables on unpaid losses and LAE, end of period	2,393.5	2,147.5
Gross reserves - end of period	$5,067.6	$4,668.9
(1)Amount represents the change in reserves due to changing our participation in Syndicates 1200 and 1910.
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
Underwriting results for the three months ended March 31, 2020 included $26.2 million of net losses and loss adjustment expenses attributed to the COVID-19 pandemic, primarily resulting from contingency and property exposures in the company’s International Operations and property exposures in its U.S. Operations. Property losses relate to sub-limited affirmative business interruption coverage, primarily in certain International markets, as well as expected costs associated with claims handling.
The impact from the unfavorable (favorable) development of prior accident years’ loss and LAE reserves on each reporting segment is presented below:

	For the Three Months Ended March 31,
(in millions)	2020	2019
U.S. Operations	$3.3	$(4.0)
International Operations	(0.4)	0.8
Run-off Lines	(0.2)	0.7
Total unfavorable (favorable) prior-year development	$2.7	$(2.5)

The following describes the primary factors behind each segment’s prior accident year reserve development for the three months ended March 31, 2020 and 2019:
Three months ended March 31, 2020:
•U.S. Operations: Unfavorable development in professional lines and liability, partially offset by favorable development in specialty related to our surety business unit.
•International Operations: Favorable development in property and assumed reinsurance largely offset by unfavorable development in professional lines.
•Run-off Lines: Favorable development in risk management workers compensation, partially offset by unfavorable development in other run-off lines.
Three months ended March 31, 2019:
•U.S. Operations: Favorable development in liability and specialty lines, partially offset by unfavorable development in workers compensation and commercial multi-peril lines.
•International Operations: Unfavorable development in general liability, partially offset by unfavorable movements in property reinsurance.
•Run-off Lines: Unfavorable development in other run-off lines.
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
The spread of COVID-19 and related economic shutdown has increased the uncertainty that is always present in our estimate of the ultimate cost of loss and settlement expense. Actuarial models base future emergence on historic experience, with adjustments for current trends, and the appropriateness of these assumptions involved more uncertainty as of March 31, 2020. We expect there will be impacts to the timing of loss emergence and ultimate loss ratios for certain coverages we underwrite. The industry is experiencing new issues, including the temporary suspension of civil court cases in most states, the extension of certain statutes of limitations and the impact on our insureds from a significant reduction in economic activity. Our booked reserves include consideration of these factors, but legislative, regulatory or judicial actions could result in loss reserve deficiencies and reduce earnings in future periods.
6. Disclosures about Fair Value of Financial Instruments
Cash. The carrying amount approximates fair value.
Investment securities and short-term investments. See Note 3, “Investments,” for additional information.
Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables and reinsurance recoverables on paid losses approximates fair value.
Debt. At March 31, 2020 and December 31, 2019, the fair value of our debt instruments is determined using both Level 1 and Level 2 inputs, as previously defined in Note 3, "Investments".
We receive fair value prices from third-party pricing services for our financial instruments as well as for similar financial instruments. These prices are determined using observable market information such as publicly traded quoted prices, and trading prices for similar financial instruments actively being traded in the current market. We have reviewed the processes used by the third-party providers for pricing the securities and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of March 31, 2020 and December 31, 2019. A description of the valuation techniques we use to measure these liabilities at fair value is as follows:
Senior Unsecured Fixed Rate Notes Level 1:
•Our senior unsecured fixed rate notes are valued using Level 1 inputs. For these securities, we obtain fair value measurements from a third-party pricing service using quoted prices (unadjusted) in active markets at the reporting date.

Junior Subordinated Debentures and Floating Rate Loan Stock Level 2:
•Our trust preferred debentures, subordinated debentures and floating rate loan stock are typically valued using Level 2 inputs. For these securities, we obtain fair value measurements from a third-party pricing service using quoted prices for similar securities being traded in active markets at the reporting date, as our specific debt instruments are more infrequently traded.
A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	March 31, 2020		December 31, 2019
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures:
Trust preferred debentures	$172.7	$173.6	$172.7	$174.0
Subordinated debentures	84.8	92.3	84.7	92.5
Total junior subordinated debentures	257.5	265.9	257.4	266.5
Senior unsecured fixed rate notes	140.0	125.9	140.0	144.2
Floating rate loan stock	55.0	55.3	56.3	56.8
Based on an analysis of the inputs, our financial instruments measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	March 31, 2020	Level 1 (a)	Level 2 (b)	Level 3 (c)
Junior subordinated debentures:
Trust preferred debentures	$173.6	$—	$173.6	$—
Subordinated debentures	92.3	—	92.3	—
Total junior subordinated debentures	265.9	—	265.9	—
Senior unsecured fixed rate notes	125.9	125.9	—	—
Floating rate loan stock	55.3	—	55.3	—
	447.1	125.9	321.2	—
(a)Quoted prices in active markets for identical assets
(b)Significant other observable inputs
(c)Significant unobservable inputs

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2019	Level 1 (a)	Level 2 (b)	Level 3 (c)
Junior subordinated debentures:
Trust preferred debentures	$174.0	$—	$174.0	$—
Subordinated debentures	92.5	—	92.5	—
Total junior subordinated debentures	266.5	—	266.5	—
Senior unsecured fixed rate notes	144.2	144.2	—	—
Floating rate loan stock	56.8	—	56.8	—
	467.5	144.2	323.3	—
(a)Quoted prices in active markets for identical assets
(b)Significant other observable inputs
(c)Significant unobservable inputs

7. Shareholders’ Equity
On February 18, 2020, our Board of Directors declared a quarterly cash dividend in the amount of $0.31 on each share of common stock outstanding. On March 16, 2020, we paid $10.7 million to our shareholders of record on March 2, 2020.
On February 20, 2019, our Board of Directors declared a quarterly cash dividend in the amount of $0.31 on each share of common stock outstanding. On March 15, 2019, we paid $10.8 million to our shareholders of record on March 1, 2019.
On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all previous repurchase authorizations. As of March 31, 2020, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
We did not repurchase any common shares for the three months ended March 31, 2020.
8. Accumulated Other Comprehensive (Loss) Income
A summary of changes in accumulated other comprehensive (loss) income, net of taxes (where applicable) by component for the three months ended March 31, 2020, and 2019 is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2020	$(22.6)	$33.5	$(8.1)	$2.8
Other comprehensive loss before reclassifications	(3.4)	(101.7)	—	(105.1)
Amounts reclassified from accumulated other comprehensive loss	—	(5.3)	—	(5.3)
Net current-period other comprehensive loss	(3.4)	(107.0)	—	(110.4)
Cumulative effect of adoption of ASU 2016-13	—	5.7	—	5.7
Balance at March 31, 2020	$(26.0)	$(67.8)	$(8.1)	$(101.9)

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2019	$(22.4)	$(49.0)	$(6.7)	$(78.1)
Other comprehensive income before reclassifications	0.2	47.7	—	47.9
Amounts reclassified from accumulated other comprehensive income	—	2.6	—	2.6
Net current-period other comprehensive income	0.2	50.3	—	50.5
Balance at March 31, 2019	$(22.2)	$1.3	$(6.7)	$(27.6)
The amounts reclassified from accumulated other comprehensive (loss) income shown in the above table have been included in the following captions in our Consolidated Statements of (Loss) Income:

	For the Three Months Ended March 31,
(in millions)	2020	2019
Unrealized gains and losses on securities:
Net realized investment (gains) loss	$(3.4)	$3.1
Benefit for income taxes	(1.9)	(0.5)
Net of taxes	$(5.3)	$2.6

9. Net (Loss) Income Per Common Share
The following table presents the calculation of net (loss) income per common share on a basic and diluted basis:

	For the Three Months Ended March 31,
(in millions, except number of shares and per share amounts)	2020	2019
Net (loss) income	$(18.8)	$91.2
Weighted average common shares outstanding - basic	34,469,516	33,984,329
Effect of dilutive securities:
Equity compensation awards	—	753,610
Weighted average common shares outstanding - diluted	34,469,516	34,737,939
Net (loss) income per common share:
Basic	$(0.55)	$2.68
Diluted	$(0.55)	$2.63
Excluded from the weighted average common shares outstanding calculation at March 31, 2020 and 2019 are 11,315,889 shares, which are held as treasury shares. The shares are excluded as of their repurchase date. For the three months ended March 31, 2020, 294,869 shares were not included in the calculation of diluted net income per common share as these instruments were anti-dilutive. For the three months ended March 31, 2019, there were no anti-dilutive shares of common stock to be excluded from the computation of diluted net income per common share.
10. Supplemental Cash Flow Information
Interest paid and income taxes paid (recovered) were as follows:

	For the Three Months Ended March 31,
(in millions)	2020	2019
Senior unsecured fixed rate notes	$2.3	$2.3
Junior subordinated debentures	3.7	4.1
Other indebtedness	1.9	2.4
Total interest paid	$7.9	$8.8

Income taxes paid	0.3	0.2
Income taxes recovered	—	—
Income taxes paid, net	$0.3	$0.2
11. Share-based Compensation
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
Restricted Shares
A summary of restricted share activity as of March 31, 2020 and changes during the three months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2020	471,271	$60.09
Vested and issued	(134,983)	$55.87
Expired or forfeited	(45,482)	$61.19
Outstanding at March 31, 2020	290,806	$61.94
The restricted shares vest over one to four years. Expense recognized under this plan for the restricted shares was $3.1 million and $3.7 million for the three months ended March 31, 2020 and 2019, respectively. Compensation expense for all share-based compensation awards is included in “Underwriting, acquisition and insurance expenses” in the accompanying Consolidated Statements of (Loss) Income. As of March 31, 2020, there was $14.7 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group.
Stock-Settled SARs
A summary of stock-settled SARs activity as of March 31, 2020 and changes during the three months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2020	625,368	$33.60
Exercised	(369,362)	$32.59
Expired or forfeited	—	$—
Outstanding at March 31, 2020	256,006	$35.05
As of March 31, 2020, all stock-settled SARs are fully vested. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. There was no expense recognized for the three months ending March 31, 2020 for stock-settled SARs. Expense recognized for the stock-settled SARs was $0.4 million for the three months ended March 31, 2019. As of March 31, 2020, there was no unrecognized compensation cost related to stock-settled SARs outstanding.
12. Underwriting, Acquisition and Insurance Expenses & Other Corporate Expenses
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses were as follows:

	For the Three Months Ended March 31,
(in millions)	2020	2019
Commissions	$65.3	$63.3
General expenses	98.9	88.6
Premium taxes, boards and bureaus	8.0	8.3
	172.2	160.2
Net deferral of policy acquisition costs	(4.2)	—
Total underwriting, acquisition and insurance expenses	$168.0	$160.2

Other Corporate Expenses
During the three months ended March 31, 2020 and 2019, we incurred costs of $3.3 million and $0.5 million, respectively, in connection with ongoing corporate governance and compensation matters, including responding to the 2019 subpoena from the SEC related to the Company's disclosure of certain compensation-related perquisites received by the Company's former CEO. These non-recurring costs are included in the line item “Other corporate expenses” in the Company’s Consolidated Statements of (Loss) Income, and have been excluded from the calculation of our expense ratio.
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
We have subsidiaries based in the United Kingdom that are subject to the tax laws of that country. Under current law, these subsidiaries are taxed at the applicable corporate tax rates. Certain of the United Kingdom subsidiaries are deemed to be engaged in business in the United States, and therefore, are subject to United States corporate tax in respect of a proportion of their United States underwriting business only. Relief is available against the United Kingdom tax liabilities in respect of overseas taxes paid that arise from the underwriting business. Our United Kingdom subsidiaries file separate United Kingdom income tax returns.
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

Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the three months ended March 31, 2020 and 2019, pre-tax income (loss) attributable to our operations and the corresponding operations’ effective tax rates were as follows:

	For the Three Months Ended March 31,
	2020			2019
(in millions)	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$(21.7)		—%	$32.0		—%
United States	(10.7)		55.0%	69.4		14.4%
United Kingdom	1.7		183.2%	(3.5)		31.5%
Belgium	—	(1)	68.8%	—	(1)	30.8%
Brazil	2.2		—%	1.8		—%
United Arab Emirates	0.9		—%	0.2		—%
Ireland	—	(1)	—%	—	(1)	—%
Italy	3.4		—%	(0.7)		—%
Malta	2.6		—%	0.9		—%
Luxembourg	—		—%	—		—%
Switzerland	—	(1)	—%	—	(1)	—%
Pre-tax (loss) income	$(21.6)		12.8%	$100.1		8.9%
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

	For the Three Months Ended March 31,
(in millions)	2020		2019
Income tax provision (benefit) at expected rate	$0.8		$14.9
Tax effect of:
Nontaxable investment income	(0.1)		(0.4)
Foreign exchange adjustments	(2.0)		0.5
Withholding taxes	—	(1)	—	(1)
Prior period adjustments	—	(1)	—
Change in valuation allowance	—	(1)	(0.6)
Other	(1.5)		(5.5)
Income tax (benefit) provision	$(2.8)		$8.9
(1) Tax effect of the adjustment for the respective year was less than $0.1 million.

Our gross deferred tax assets are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future taxable income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of future taxable income sufficient to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally for our US property and casualty insurers two years for net operating losses and for all our US subsidiaries three years for capital losses. If a company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. The net change in valuation allowance for deferred tax assets during 2020, which was negligible, related to the following: Internal Revenue Code Section 382 limited net operating loss carryforwards within the United States, cumulative losses incurred since inception, and valuation allowances acquired through or related to acquisitions. Based upon a review of our available evidence, both positive and negative discussed above, our management concluded that it is more-likely-than-not that the other deferred tax assets will be realized.
For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. We had no material unrecognized tax benefits as of March 31, 2020 and 2019. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2015. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2016.
14. Commitments and Contingencies
Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of legal counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.
We have contractual commitments to invest up to $104.6 million related to our limited partnership investments at March 31, 2020. These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time, not to exceed thirteen years.
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

Revenue and (loss) income before income taxes for each segment were as follows:

	For the Three Months Ended March 31,
(in millions)	2020	2019
Revenue:
Earned premiums
U.S. Operations	$302.5	$273.8
International Operations	132.3	146.7
Run-off Lines	0.2	—
Total earned premiums	435.0	420.5
Net investment income
U.S. Operations	25.2	23.1
International Operations	8.6	9.1
Run-off Lines	1.2	1.4
Corporate and Other	0.5	0.3
Total net investment income	35.5	33.9
Fee and other income	2.1	2.3
Net realized investment (losses) gains	(36.1)	52.5
Total revenue	$436.5	$509.2

	For the Three Months Ended March 31,
(in millions)	2020	2019
Income (loss) before income taxes
U.S. Operations	$36.9	$42.9
International Operations	(12.3)	16.2
Run-off Lines	0.5	0.6
Total segment income before taxes	25.1	59.7
Corporate and Other	(10.3)	(10.9)
Net realized investment and other (losses) gains	(36.1)	52.5
Foreign currency exchange gains (loss)	3.0	(0.7)
Other corporate expenses	(3.3)	(0.5)
Total (loss) income before income taxes	$(21.6)	$100.1
The table below presents earned premiums by geographic location for the three months ended March 31, 2020 and 2019. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Three Months Ended March 31,
(in millions)	2020	2019
United States	$299.7	$272.6
United Kingdom	86.7	97.1
Bermuda	21.2	16.6
Malta	11.8	20.8
All other jurisdictions	15.6	13.4
Total earned premiums	$435.0	$420.5

The following table represents identifiable assets:

(in millions)	March 31, 2020	December 31, 2019
U.S. Operations	$5,656.8	$5,009.0
International Operations	3,991.3	5,002.4
Run-off Lines	336.6	356.9
Corporate and Other	216.6	146.2
Total	$10,201.3	$10,514.5
Included in total assets at March 31, 2020 and December 31, 2019 are $719.3 million and $916.3 million, respectively, in assets associated with trade capital providers.
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
In accordance with ASU 2015-3, “Simplifying the Presentation of Debt Issuance Costs” (Topic 835), we present the unamortized debt issuance costs in the balance sheet as a direct deduction from the carrying value of the debt liability. At March 31, 2020 and December 31, 2019, the Notes consisted of the following:

(in millions)	March 31, 2020	December 31, 2019
Senior unsecured fixed rate notes
Principal	$143.8	$143.8
Less: unamortized debt issuance costs	(3.8)	(3.8)
Senior unsecured fixed rate notes, less unamortized debt issuance costs	$140.0	$140.0
In accordance with Article 10 of SEC Regulation S-X, we have elected to present condensed consolidating financial information in lieu of separate financial statements for the Subsidiary Issuer. The following tables present condensed consolidating financial information at March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019, of the Parent Guarantor and the Subsidiary Issuer. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.
The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations and cash flows of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2020
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$0.3	$3,323.3	$1,487.8	$—	$4,811.4
Cash	1.8	40.4	116.5	—	158.7
Accrued investment income	—	16.7	6.5	—	23.2
Premiums receivable	—	264.4	474.7	—	739.1
Reinsurance recoverables	—	1,724.9	1,096.0	—	2,820.9
Goodwill and other intangible assets, net	40.3	123.4	89.2	—	252.9
Deferred tax assets, net	—	40.1	4.4	—	44.5
Deferred acquisition costs, net	—	86.3	71.7	—	158.0
Ceded unearned premiums	—	336.2	316.7	—	652.9
Operating lease right-of-use assets	7.1	57.5	24.5	—	89.1
Other assets	18.4	152.8	264.2	—	435.4
Assets held for sale	—	15.2	—	—	15.2
Intercompany note receivable	—	57.4	(57.4)	—	—
Investments in subsidiaries	1,796.7	—	—	(1,796.7)	—
Total assets	$1,864.6	$6,238.6	$3,894.8	$(1,796.7)	$10,201.3
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$3,128.0	$1,939.6	$—	$5,067.6
Unearned premiums	—	897.1	562.9	—	1,460.0
Funds held and ceded reinsurance payable, net	—	691.7	463.1	—	1,154.8
Debt	153.4	284.3	139.8	—	577.5
Current income taxes payable, net	—	23.1	(5.4)	—	17.7
Accrued underwriting expenses and other liabilities	9.2	74.2	101.9	—	185.3
Operating lease liabilities	7.3	66.5	27.8	—	101.6
Due to (from) affiliates	57.9	(25.6)	25.6	(57.9)	—
Total liabilities	227.8	5,139.3	3,255.3	(57.9)	8,564.5
Total shareholders' equity	1,636.8	1,099.3	639.5	(1,738.8)	1,636.8
Total liabilities and shareholders' equity	$1,864.6	$6,238.6	$3,894.8	$(1,796.7)	$10,201.3
(1)Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)Includes all Argo Group parent company eliminations.

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
(1)Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF (LOSS) INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$301.5	$133.5	$—	$435.0
Net investment income	—	24.6	10.9	—	35.5
Fee and other income	—	0.8	1.3	—	2.1
Net realized investment (losses) gains	(0.1)	(40.6)	4.6	—	(36.1)
Total revenue	(0.1)	286.3	150.3	—	436.5
Expenses:
Losses and loss adjustment expenses	—	190.5	90.4	—	280.9
Underwriting, acquisition and insurance expenses	5.8	101.8	60.4	—	168.0
Other corporate expenses	2.6	0.7	—	—	3.3
Interest expense	1.4	4.3	2.0	—	7.7
Fee and other expense	—	0.7	0.5	—	1.2
Foreign currency exchange gains	—	(1.0)	(2.0)	—	(3.0)
Total expenses	9.8	297.0	151.3	—	458.1
Loss before income taxes	(9.9)	(10.7)	(1.0)	—	(21.6)
(Benefit) provision for income taxes	—	(5.9)	3.1	—	(2.8)
Net loss before equity in earnings of subsidiaries	(9.9)	(4.8)	(4.1)	—	(18.8)
Equity in undistributed earnings of subsidiaries	(8.9)	—	—	8.9	—
Net loss	$(18.8)	$(4.8)	$(4.1)	$8.9	$(18.8)
(1)Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2019
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$266.5	$154.0	$—	$420.5
Net investment (expense) income	(0.7)	23.8	10.8	—	33.9
Fee and other income	—	1.1	1.2	—	2.3
Net realized investment (losses) gains	(0.1)	45.9	6.7	—	52.5
Total revenue	(0.8)	337.3	172.7	—	509.2
Expenses:
Losses and loss adjustment expenses	—	158.0	79.9	—	237.9
Underwriting, acquisition and insurance expenses	0.2	104.1	55.9	—	160.2
Other corporate expenses	0.5	—	—	—	0.5
Interest expense	1.7	4.7	2.1	—	8.5
Fee and other expense	—	0.8	0.5	—	1.3
Foreign currency exchange gains	—	0.3	0.4	—	0.7
Total expenses	2.4	267.9	138.8	—	409.1
(Loss) income before income taxes	(3.2)	69.4	33.9	—	100.1
Provision (benefit) for income taxes	—	10.0	(1.1)	—	8.9
Net (loss) income before equity in earnings of subsidiaries	(3.2)	59.4	35.0	—	91.2
Equity in undistributed earnings of subsidiaries	94.4	—	—	(94.4)	—
Net income	$91.2	$59.4	$35.0	$(94.4)	$91.2
(1)Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$10.0	$35.7	$(77.1)	$—	$(31.4)
Cash flows from investing activities:
Proceeds from sales of investments	—	309.4	328.7	—	638.1
Maturities and mandatory calls of fixed maturity investments	—	100.5	57.7	—	158.2
Purchases of investments	—	(583.0)	(266.2)	—	(849.2)
Change in short-term investments and foreign regulatory deposits	0.3	128.8	(12.9)	—	116.2
Settlements of foreign currency exchange forward contracts	—	—	3.1	—	3.1
Purchases of fixed assets and other, net	—	17.4	(22.5)	—	(5.1)
Cash provided by (used in) investing activities	0.3	(26.9)	87.9	—	61.3
Cash flows from financing activities:
Activity under stock incentive plans	0.3	—	—	—	0.3
Payment of cash dividend to common shareholders	(10.7)	—	—	—	(10.7)
Cash used in financing activities	(10.4)	—	—	—	(10.4)
Effect of exchange rate changes on cash	—	—	1.4	—	1.4
Change in cash	(0.1)	8.8	12.2	—	20.9
Cash, beginning of year	1.9	31.6	104.3	—	137.8
Cash, end of period	$1.8	$40.4	$116.5	$—	$158.7
(1)Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$8.8	$29.5	$17.3	$—	$55.6
Cash flows from investing activities:
Proceeds from sales of investments	—	156.6	115.9	—	272.5
Maturities and mandatory calls of fixed maturity investments	—	51.3	14.5	—	65.8
Purchases of investments	—	(249.0)	(135.2)	—	(384.2)
Change in short-term investments and foreign regulatory deposits	1.9	35.3	0.8	—	38.0
Settlements of foreign currency exchange forward contracts	—	0.3	3.3	—	3.6
Purchases of fixed assets and other, net	—	(3.3)	(24.1)	—	(27.4)
Cash (used in) provided by investing activities	1.9	(8.8)	(24.8)	—	(31.7)
Cash flows from financing activities:
Payment on the intercompany note	—	(19.1)	19.1	—	—
Activity under stock incentive plans	0.3	—	—	—	0.3
Payment of cash dividend to common shareholders	(10.8)	—	—	—	(10.8)
Cash (used in) provided by financing activities	(10.5)	(19.1)	19.1	—	(10.5)
Effect of exchange rate changes on cash	—	—	0.1	—	0.1
Change in cash	0.2	1.6	11.7	—	13.5
Cash, beginning of year	1.7	31.7	105.8	—	139.2
Cash, end of period	$1.9	$33.3	$117.5	$—	$152.7
(1)Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)Includes all Argo Group parent company eliminations.
17.  Subsequent Event
On April 30, 2020, we closed on the previously announced sale of our Trident Public Risk Solutions (“Trident”) brand and underwriting platform to Paragon Insurance Holdings, LLC (“Paragon”) and received $38 million in cash, with additional consideration in future periods depending on performance post-closing. We will recognize a pre-tax gain of approximately $32 million related to the sale during the second quarter of 2020. Trident is one of the business units within our U.S. Operations reporting segment.
Paragon will continue to write business on Argo paper through a managing general agency agreement, and we will retain Trident’s claims operations and provide claims services to Paragon for the public entity business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our results of operations for the three months ended March 31, 2020 compared with the three months ended March 31, 2019, and also a discussion of our financial condition as of March 31, 2020. This discussion and analysis should be read in conjunction with the attached unaudited interim Condensed Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2020, including the audited Consolidated Financial Statements and notes thereto.
Forward Looking Statements
This report includes forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "expect," "intend," "plan," "believe," “do not believe,” “aim,” "project," "anticipate," “seek,” "will," “likely,” “assume,” “estimate,” "may," “continue,” “guidance,” “objective,” “outlook,” “trends,” “future,” “could,” “would,” “should,” “target,” “on track” and similar expressions of a future or forward-looking nature.
These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual events or results to differ materially. For a more detailed discussion of such risks and uncertainties, see Item 1A, “Risk Factors” in Argo Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as supplemented in Part II, Item 1A, “Risk Factors” in this report, and in other filings with the Securities and Exchange Commission. The inclusion of a forward-looking statement herein should not be regarded as a representation by Argo Group that Argo Group's objectives will be achieved. Argo Group undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on any such statements.
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

Consolidated Results of Operations
For the three months ended March 31, 2020, we reported a net loss of $18.8 million, or $0.55 per fully diluted share. For the three months ended March 31, 2019, we reported net income of $91.2 million, or $2.63 per fully diluted share.
The following is a comparison of selected data from our operations, as well as book value per common share, for the relevant comparative periods:

	For the Three Months Ended March 31,
(in millions)	2020	2019
Gross written premiums	$825.9	$760.8
Earned premiums	$435.0	$420.5
Net investment income	35.5	33.9
Fee and other income	2.1	2.3
Net realized investment (losses) gains:
Net realized investment gains (losses)	27.9	(1.7)
Change in fair value of equity securities	(39.3)	54.2
Credit losses on fixed maturity securities	(24.7)	—
Net realized investment (losses) gains	(36.1)	52.5
Total revenue	$436.5	$509.2
(Loss) income before income taxes	$(21.6)	$100.1
Income tax (benefit) provision	(2.8)	8.9
Net (loss) income	$(18.8)	$91.2
Loss ratio	64.6%	56.6%
Expense ratio	38.6%	38.1%
Combined ratio	103.2%	94.7%

	March 31, 2020	December 31, 2019	March 31, 2019
Book value per common share	$47.37	$51.80	$55.23
Impact of COVID-19
The global pandemic associated with the novel coronavirus COVID-19 (“COVID-19”) has resulted in and is expected to continue to result in significant disruptions in economic activity and financial markets. COVID-19 has directly and indirectly adversely affected the Company and may continue to do so for an uncertain period of time. Beginning in March 2020, the pandemic and related economic conditions began to impact our results of operations. For the three months ended March 31, 2020, our underwriting results included net pre-tax charges of $26.2 million associated with COVID-19 and related economic conditions, primarily resulting from contingency and property exposures in the company’s International Operations and property exposures in its U.S. Operations. Property losses relate to sub-limited affirmative business interruption coverage, primarily in certain International markets, as well as expected costs associated with claims handling. We also incurred net realized investment losses driven by the impact of changes in fair value on our equity securities, largely attributable to the recent disruption in global financial markets. The extent to which COVID-19 impacts our business will depend on future developments, and while we are not able to estimate the impact that COVID-19 will have on our financial results and financial condition, it could be material. For further discussion regarding the potential impacts of COVID-19 and related economic conditions on our results of operations, see Part II, Item 1A, “Risk Factors.”
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

	For the Three Months Ended March 31,
	2020		2019
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$435.0		$420.5

Losses and loss adjustment expenses, as reported	$280.9	64.6%	$237.9	56.6%
Less:
(Unfavorable) favorable prior accident year loss development	(2.7)	(0.6)%	2.5	0.6%
Catastrophe losses, including COVID-19	(29.1)	(6.7)%	(5.5)	(1.3)%
Current accident year non-catastrophe losses (non-GAAP)	$249.1	57.3%	$234.9	55.9%
Expense ratio		38.6%		38.1%
Current accident year non-catastrophe combined ratio (non-GAAP)		95.9%		94.0%
Gross Written and Earned Premiums
Consolidated gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended March 31,
	2020		2019
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$188.4	$75.1	$219.2	$67.1
Liability	326.1	192.5	289.6	207.9
Professional	152.9	84.2	116.7	61.0
Specialty	158.5	83.2	135.3	84.5
Total	$825.9	$435.0	$760.8	$420.5
Consolidated gross written premiums increased $65.1 million, or 8.6%, for the three months ended March 31, 2020, as compared to the same period ended 2019, while net earned premiums increased $14.5 million, or 3.4%, for the comparative periods. These increases were driven by our U.S. Operations, which experienced gross written premiums growth across all major lines of business. Gross written premiums in our International Operations were relatively flat for the comparative periods, with growth in Specialty and Liability lines being offset by a 20.5% decrease in Property Lines due to targeted reductions and continued optimization work. Both U.S. Operations and International Operations saw overall rate increases for the three months ended March 31, 2020.
Our gross written and earned premiums are further discussed by reporting segment and major lines of business in the subsequent "Segment Results" section of this document.
Net Investment Income
Consolidated net investment income was $35.5 million for the three months ended March 31, 2020 compared to $33.9 million for the same period ended 2019. The increase was attributable to growth in net investment income from both our core and alternative investment portfolios of $1.0 million and $0.6 million, respectively. The increase in net investment income from the core portfolio was driven by slightly higher investment yields on fixed maturities and growth in our asset base for the first two months of the first quarter of 2020. Net investment income from our alternative portfolio did not reflect the recent volatility in the global financial markets, as those securities are reported on a one to three-month lag. We expect that net investment income from these investments will be negatively impacted in the second quarter of 2020.

Net Realized Investment Gains/Losses
Consolidated net realized investment losses of $36.1 million for the three months ended March 31, 2020 included a $39.3 million decrease in the fair value of equity securities, attributable to the recent disruption in global financial markets related to COVID-19. We also recognized a $24.7 million charge for expected credit losses on fixed maturity securities recognized under Accounting Standards Update ("ASU") 2016-13, "Measurement of Credit Losses on Financial Instruments," which was effective beginning on January 1, 2020. The remaining $27.9 million net realized investment gain included $14.7 million in gains in our other invested assets portfolio, primarily from the conversion of a previously private equity holding to a publicly traded equity security during March 2020, as well as gains of $12.6 million primarily from the sale of fixed maturity securities and $0.6 million related to net foreign currency exchange gains. Additionally, further disruptions in global financial markets due to the continuing impact of COVID-19 could impact the market value of our investment portfolio and, as such, negatively impact net realized investment gains and losses through the fair value of equity securities, additional credit losses or potential impairments.
Consolidated net realized investment gains of $52.5 million for the three months ended March 31, 2019 included a $54.2 million increase in the fair value of equity securities. The remaining $1.7 million net realized investment loss included recognizing $4.3 million in other-than-temporary impairment losses on fixed maturity securities, partially offset by $1.8 million in realized gains primarily from the sale of fixed maturity and equity securities and $0.8 million of foreign currency exchange gains, including $0.7 million on our foreign currency forward contracts.
Loss and Loss Adjustment Expenses
The consolidated loss ratio for the three months ended March 31, 2020 was 64.6%, compared to 56.6% for the same period in 2019, driven by higher catastrophe losses in the first quarter of 2020 compared to the first quarter of 2019 (5.4 percentage points). Catastrophe losses in the first quarter of 2020 included $26.2 million for COVID-19-related claims, which accounted for 6.0 percentage points of the increase compared to the first quarter of 2019. Also contributing to the higher loss ratio was an increase in the current accident year non-catastrophe loss ratio (1.4 percentage points) and net unfavorable prior-year reserve development in the first quarter of 2020 compared to net favorable prior-year reserve development in the first quarter of 2019 (1.2 percentage points).
The following table summarizes the above referenced prior-year loss reserve development for the three months ended March 31, 2020 with respect to net loss reserves by line of business as of December 31, 2019. Our loss and loss adjustment expenses, including the prior-year loss reserve development shown in the following table, are further discussed by reporting segment in the subsequent "Segment Results" section of this document.

(in millions)	Net Reserves 2019	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2019 Net Reserves
General liability	$1,533.3	$8.4	0.5%
Workers compensation	309.2	(0.9)	(0.3)%
Commercial auto liability	109.7	4.3	3.9%
Fidelity/Surety	50.5	(7.1)	(14.1)%
Reinsurance - nonproportional assumed property	38.6	(0.8)	(2.1)%
Syndicate and US special property	23.7	1.0	4.2%
Syndicate Specialty	17.9	(2.0)	(11.2)%
All other lines	639.8	(0.2)	—%
Total	$2,722.7	$2.7	0.1%
Consolidated gross reserves for losses and loss adjustment expenses were $5,067.6 million (including $211.1 million of reserves attributable to our Syndicate 1200 and 1910 trade capital providers) and $4,668.9 million (including $223.3 million of reserves attributable to our Syndicate 1200 and 1910 trade capital providers) as of March 31, 2020 and 2019, respectively. Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Underwriting, Acquisition and Insurance Expenses
Consolidated underwriting, acquisition and insurance expenses were $168.0 million for the three months ended March 31, 2020 compared to $160.2 million for the same period ended 2019. The expense ratio for the three months ended March 31, 2020 was 38.6% compared to 38.1% for the same period ended 2019. The increase in the expense ratio for the three months ended March 31, 2020 compared to the same period in 2019 was driven by an increase in non-acquisition expenses in our International Operations segment due to decreasing our use of third-party capital at Lloyd's and, as such, retaining certain costs in the first quarter of 2020 that were previously allocated to trade capital providers. This deterioration was partially offset by improvements in the expense ratio for our U.S. Operations. Our underwriting, acquisition and insurance expenses are further discussed by reporting segment in the subsequent "Segment Results" section of this document.
Interest Expense
Consolidated interest expense was $7.7 million for the three months ended March 31, 2020 compared to $8.5 million for the same period ended 2019. The decrease was due to a reduction in short-term LIBOR rates during the first quarter of 2020 as compared to the same period in 2019.
Foreign Currency Exchange Gains/Losses
Consolidated foreign currency exchange gains were $3.0 million for the three months ended March 31, 2020 compared to foreign currency exchange losses of $0.7 million for the three months ended March 31, 2019. The changes in the foreign currency exchange gains were due to fluctuations of the U.S. Dollar, on a weighted average basis, against the currencies in which we transact our business. For the three months ended March 31, 2020, the foreign currency exchange gains were primarily driven by the U.S. Dollar strengthening against all our major transactional currencies. For the three months ended March 31, 2019, the small foreign currency exchange losses were primarily driven by the U.S. Dollar weakening against the British Pound and the Canadian Dollar, partially offset by the U.S. Dollar strengthening against the Euro.
Other Corporate Expenses
During the three months ended March 31, 2020 and 2019, we incurred costs of $3.3 million and $0.5 million, respectively, in connection with ongoing corporate governance and compensation matters, including responding to the 2019 subpoena from the SEC related to the Company’s disclosure of certain compensation-related perquisites received by the Company’s former CEO. These non-recurring costs are included in the line item “Other corporate expenses” in the Company’s Consolidated Statements of (Loss) Income, and have been excluded from the calculation of our expense ratio.
Income Tax Provision
The consolidated income tax benefit was $2.8 million for the three months ended March 31, 2020 compared to the consolidated provision for income taxes of $8.9 million for the same period ended 2019. The consolidated income tax provision represents the income tax expense or benefit associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the consolidated provision for income taxes represents taxes on net income for our Belgium, Brazil, Ireland, Italy, Malta, Switzerland, United Kingdom, and United States operations. The consolidated effective tax rates were 12.8% and 8.9% for the three months ended March 31, 2020 and 2019, respectively. The increase in the effective tax rate was due to the jurisdictional mix of taxable income in the first quarter of 2020 being unfavorably concentrated in higher taxing jurisdictions compared to the respective period in 2019.
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
Our reportable segments include four primary insurance and reinsurance services and offerings as follows:
•Property includes both property insurance and reinsurance products. Insurance products cover commercial properties primarily in North America with some international covers, including business interruption coverage. Reinsurance covers underlying exposures located throughout the world, including the United States. These offerings include coverages for man-made and natural disasters.

•Liability includes a broad range of primary and excess casualty products for risks on both an admitted and non-admitted basis in the United States. Internationally, Argo Group underwrites worldwide casualty risks primarily exposed in the United Kingdom, Canada and Australia.
•Professional includes various professional lines products including errors & omissions, management liability (including directors and officers) and cyber liability coverages.
•Specialty includes niche insurance coverages including marine & energy, accident & health and surety product offerings.
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
U.S. Operations
The following table summarizes the results of operations for the U.S. Operations segment:

	For the Three Months Ended March 31,
(in millions)	2020	2019
Gross written premiums	$476.5	$410.7
Earned premiums	$302.5	$273.8
Losses and loss adjustment expenses	189.6	154.8
Underwriting, acquisition and insurance expenses	96.1	94.2
Underwriting income	16.8	24.8
Net investment income	25.2	23.1
Interest expense	(4.9)	(5.2)
Fee and other income	—	0.3
Fee and other expense	(0.2)	(0.1)
Income before income taxes	$36.9	$42.9
Loss ratio	62.7%	56.5%
Expense ratio	31.8%	34.4%
Combined ratio	94.5%	90.9%

The following table contains reconciliations of certain non-GAAP financial measures, specifically the current accident year non-catastrophe loss, expense and combined ratios, to their most directly comparable GAAP measures for our U.S. Operations.

	For the Three Months Ended March 31,
	2020		2019
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$302.5		$273.8

Losses and loss adjustment expenses, as reported	$189.6	62.7%	$154.8	56.5%
Less:
(Unfavorable) favorable prior accident year loss development	(3.3)	(1.1)%	4.0	1.5%
Catastrophe losses, including COVID-19	(9.5)	(3.2)%	(4.0)	(1.5)%
Current accident year non-catastrophe losses	$176.8	58.4%	$154.8	56.5%
Expense ratio		31.8%		34.4%
Current accident year non-catastrophe combined ratio		90.2%		90.9%
Gross Written and Earned Premiums
Gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended March 31,
	2020		2019
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$65.2	$39.4	$64.2	$31.5
Liability	269.9	172.3	242.6	178.5
Professional	97.2	55.5	60.8	31.8
Specialty	44.2	35.3	43.1	32.0
Total	$476.5	$302.5	$410.7	$273.8
Property
The increase in gross written for the three months ended March 31, 2020 compared to the same period in 2019 is an offsetting result of growth in the excess and surplus ("E&S") property, contract binding divisions and inland marine division against lower production from the fronting programs. E&S property and contract binding wrote business at increased premium rates and the inland marine unit realized new business growth. A new fronted property program came online in the first quarter of 2019 with a premium backlog and thus impacted the variance with 2020. Net earned premium also increased for the three months ended March 31, 2020 compared to the same period in 2019 as a result of increased production from prior quarters in the E&S property, contract and inland marine units for the same reasons noted above.
Liability
The increase in gross written premium for the three months ended March 31, 2020 compared to the same period in 2019 was driven primarily by new business growth from the general casualty, environmental, programs and fronting divisions. This was somewhat offset by planned contraction in the Rockwood (coal mining) and retail-grocery divisions to improve the profitability of their portfolios. Net earned premium, however, decreased for the three months ended March 31, 2020 compared to the same period in 2019 due to the difference in business mix, as increased production from the general casualty and programs units from prior quarters has resulted in a substantial year-over-year increase in gross earned premium, but these units cede significantly more premium to reinsurers than the other units which either contracted or grew by a much lower margin.
Professional
The gross written and net earned premiums increased for the three months ended March 31, 2020, as compared to the same period in 2019, as a result of increased premium rates and new business growth in management liability and errors and omissions products.

Specialty
The increase in gross written premiums for the three months ended March 31, 2020 compared to the same period in 2019 was mostly attributed to the growth in fronted marine programs. While surety gross written premium production slightly decreased year over year, it is still driving the increase in net earned premium for the three months ended March 31, 2020 compared to the same period in 2019 as a result of production growth from the prior quarters.
Loss and Loss Adjustment Expenses
The loss ratio for the first quarter of 2020 was 62.7% compared to 56.5% for the first quarter of 2019. The higher loss ratio in the first quarter of 2020 was driven by a year-over-year deterioration of 2.6 percentage points from net unfavorable prior-year reserve development in the first quarter of 2020 (1.1 percentage points) compared to net favorable prior-year reserve development in the first quarter of 2019 (1.5 percentage points), a 1.9 percentage point increase in the current accident year non-catastrophe loss ratio and a 1.7 percentage point increase in catastrophe losses, which includes COVID-19-related claims.
The current accident year non-catastrophe loss ratio for the three months ended March 31, 2020 was 58.4% compared to 56.5% for the three months ended March 31, 2019. The deterioration was driven by an increase in loss estimates concentrated in professional and liability lines, as well as a single large loss in liability.
Net unfavorable prior-year reserve development for the first quarter of 2020 was $3.3 million and related primarily to professional lines driven by larger claims and, to a lesser extent, liability lines, partially offset by favorable development in specialty lines driven by favorable incurred loss experience in our surety business unit. The net favorable prior-year reserve development for the first quarter of 2019 was $4.0 million and related primarily to liability and specialty lines, partially offset by unfavorable development in workers compensation and commercial multi-peril lines.
Catastrophe losses for the first quarter of 2020 were $9.5 million, which included $7.5 million associated with COVID-19, primarily on expected costs associated with potential litigation related to property exposures. The remaining $2.0 million of catastrophe losses were due to various small U.S. storms. Catastrophe losses for the first quarter of 2019 were $4.0 million related to U.S. storms, including Midwest floods.
Underwriting, Acquisition and Insurance Expenses
The expense ratio for the first quarter of 2020 was 31.8% compared to 34.4% for the same period in 2019. The 2.6 percentage point improvement was primarily attributable to the impact of the 10.5% increase in earned premiums and efficiencies in costs incurred to support premium growth, as well as earning higher ceding commissions on certain reinsurance contracts in the first quarter of 2020 compared to the same period in 2019.

International Operations
The following table summarizes the results of operations for the International Operations segment:

	For the Three Months Ended March 31,
(in millions)	2020	2019
Gross written premiums	$349.2	$350.1
Earned premiums	$132.3	$146.7
Losses and loss adjustment expenses	91.5	82.4
Underwriting, acquisition and insurance expenses	60.3	55.1
Underwriting (loss) income	(19.5)	9.2
Net investment income	8.6	9.1
Interest expense	(2.3)	(2.8)
Fee and other income	1.3	1.2
Fee and other expense	(0.4)	(0.5)
(Loss) income before income taxes	$(12.3)	$16.2
Loss ratio	69.1%	56.2%
Expense ratio	45.6%	37.5%
Combined ratio	114.7%	93.7%
The following table contains reconciliations of certain non-GAAP financial measures, specifically the current accident year non-catastrophe loss, expense and combined ratios, to their most directly comparable GAAP measures for our International Operations.

	For the Three Months Ended March 31,
	2020		2019
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$132.3		$146.7

Losses and loss adjustment expenses, as reported	$91.5	69.1%	$82.4	56.2%
Less:
Favorable (unfavorable) prior accident year loss development	0.4	0.3%	(0.8)	(0.5)%
Catastrophe losses, including COVID-19	(19.6)	(14.8)%	(1.5)	(1.1)%
Current accident year non-catastrophe losses	$72.3	54.6%	$80.1	54.6%
Expense ratio		45.6%		37.5%
Current accident year non-catastrophe combined ratio		100.2%		92.1%

Gross Written and Earned Premiums
Gross written and earned premiums by our four primary insurance and reinsurance lines were as follows:

	For the Three Months Ended March 31,
	2020		2019
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$123.2	$35.7	$155.0	$35.6
Liability	56.0	20.0	47.0	29.4
Professional	55.7	28.7	55.9	29.2
Specialty	114.3	47.9	92.2	52.5
Total	$349.2	$132.3	$350.1	$146.7
Property
The decrease in gross written premiums for the quarter ended March 31, 2020 as compared to the same period in 2019 was due to targeted reductions in our U.S. Property Reinsurance book and continued optimization work in Syndicate 1200 and Europe, partially offset by an improved rate environment and increased new business accounts in our Bermuda Insurance operation. Net earned premiums were roughly flat in the first quarter of 2020 as compared to 2019 due to higher earned premium in Bermuda Insurance as well as decreasing our use of third-party capital at Lloyd’s, which mostly offset the declines in written premium for Reinsurance, Syndicate 1200 and Europe.
Liability
The increase in gross written premiums for the quarter ended March 31, 2020 as compared to the same period in 2019 was due to new U.S. Casualty Treaty business and growth in our International Casualty Treaty business in our Reinsurance operation, as well as favorable rate changes in our Bermuda Insurance operation. Net earned premiums decreased in the first quarter of 2020 as compared to the same period in 2019 due to lower premium in Syndicate 1200 general liability, as well as the cancellation of several coverholders and the open market portfolio in our Europe operations.
Professional
The slight decrease in gross written and net earned premiums for the quarter ended March 31, 2020 as compared to the same period in 2019 was primarily driven by Syndicate 1200 due to reduced premium in Professional Indemnity and Cyber open market business, which was partially offset by growth in Bermuda Insurance driven by new business and favorable rate changes.
Specialty
The increase in gross written premiums for the quarter ended March 31, 2020 as compared to the same period in 2019 was mainly concentrated in our Reinsurance business and driven by higher premiums in Marine as a result of new business accounts. We also saw premium growth in Syndicate 1200 driven by Offshore Energy and Cargo rating environment. Net earned premiums decreased in the first quarter of 2020 as compared to 2019 driven by business mix and earnings patterns, as well as increasing our use of outwards reinsurance on business written in the current quarter.
Loss and Loss Adjustment Expenses
The loss ratio for the first quarter of 2020 was 69.1% compared to 56.2% for the first quarter of 2019. The higher loss ratio in the first quarter of 2020 was driven by a 13.7 percentage point year-over-year increase in catastrophe losses, which includes 14.1 percentage points from COVID-19-related claims, partially offset by a 0.8 percentage point improvement from net favorable prior-year reserve development in the first quarter of 2020 compared to net unfavorable prior-year reserve development in the first quarter of 2019. The current accident year non-catastrophe loss ratio was unchanged for the comparative periods.
The current accident year non-catastrophe loss ratio was 54.6% for both the three months ended March 31, 2020 and 2019. Compared to the first quarter of 2019, increases in current accident year non-catastrophe loss ratios for our Europe and Bermuda Insurance operations were offset by improvements in the Reinsurance, Syndicate 1200 and Latin America operations.

Net favorable prior-year reserve development for the first quarter of 2020 was $0.4 million and included favorable development on 2019 catastrophe losses, partially offset by unfavorable development in professional lines driven by large claims. The net unfavorable prior-year reserve development for the first quarter of 2019 was $0.8 million and was concentrated in general liability lines, partially offset by favorable development in property reinsurance losses related to various prior-year catastrophe events.
Catastrophe losses for the first quarter of 2020 were $19.6 million, which included $18.7 million associated with COVID-19, primarily resulting from contingency and property exposures. The property losses relate to sub-limited affirmative business interruption coverage in certain International markets, as well as expected costs associated with potential litigation. The remaining $0.9 million of catastrophe losses was due to the Puerto Rico earthquake. Catastrophe losses for the first quarter of 2019 were $1.5 million due to Australian floods.
Underwriting, Acquisition and Insurance Expenses
The expense ratio for the three months ended March 31, 2020 was 45.6% compared to 37.5% for the same period in 2019. The increase in the expense ratio was driven by an increase in non-acquisition expenses in our Lloyd's syndicates due to decreasing our use of third-party capital at Lloyd's and, as such, retaining certain costs in the first quarter of 2020 that were previously allocated to trade capital providers. The expense ratio in the first quarter of 2020 was also adversely impacted by increased non-acquisition costs in our Europe operations, including severance costs.
Fee and Other Income/Expense
Fee and other income represents amounts we receive in connection with the management of third-party capital for our underwriting Syndicates at Lloyd’s. Fee and other income was relatively flat for the quarter ended March 31, 2020 as compared to the same period ended 2019. Fee and other expenses related to generating fee income were slightly reduced for the quarter ended March 31, 2020 as compared to the same period in 2019.
Run-off Lines
The following table summarizes the results of operations for the Run-off Lines segment:

	For the Three Months Ended March 31,
(in millions)	2020	2019
Earned premiums	$0.2	$—
Losses and loss adjustment expenses	(0.2)	0.7
Underwriting, acquisition and insurance expenses	0.9	(0.2)
Underwriting loss	(0.5)	(0.5)
Net investment income	1.2	1.4
Interest expense	(0.2)	(0.3)
Loss before income taxes	$0.5	$0.6
Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses for the three months ended March 31, 2020 were the result of favorable loss reserve development on prior accident years in risk management workers compensation reserves, partially offset by unfavorable development in other run-off lines. Losses and loss adjustment expenses for the three months ended March 31, 2019 were the result of net unfavorable loss reserve development on prior accident years in other run-off lines.

The following table represents a reconciliation of total gross and net reserves for the Run-off Lines. Amounts in the net column are reduced by reinsurance recoverables.

	For the Three Months Ended March 31,
	2020		2019
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$52.6	$43.8	$54.7	$46.2
Incurred losses	0.2	0.2	0.2	0.2
Losses paid	(2.8)	(1.8)	(1.7)	(1.5)
Loss reserves - asbestos and environmental, end of period	50.0	42.2	53.2	44.9
Risk-management reserves	184.7	106.6	193.9	120.8
Run-off reinsurance reserves	0.5	0.5	1.6	1.6
Other run-off lines	12.0	7.0	11.9	6.9
Total loss reserves - Run-off Lines	$247.2	$156.3	$260.6	$174.2
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the Run-off Lines segment consist primarily of administrative expenses. The increase in underwriting expenses for the first quarter 2020, as compared to the same period ended 2019, was due to increased overhead expenses. In addition, the underwriting expense in the first quarter 2019 was favorably impacted by a non-recurring cash receipt for unclaimed property.
Liquidity and Capital Resources
Cash Flows
The primary sources of our cash flows are premiums, reinsurance recoveries, proceeds from sales and redemptions of investments and investment income. The primary cash outflows are claim payments, loss adjustment expenses, reinsurance costs, purchases of investments and operating expenses. Additional cash outflow occurs through payments of underwriting and acquisition costs such as commissions, taxes, payroll and general overhead expenses. Management believes that cash receipts from premiums, proceeds from investment sales and redemptions and investment income are sufficient to cover cash outflows for at least the next twelve months. Should the need for additional cash arise, we believe we will have access to additional sources of liquidity.
Our liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the first quarter of 2020. For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on our liquidity and capital resources, see Part II, Item 1A - "Risk Factors."
Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the three months ended March 31, 2020, net cash used in operating activities was $31.4 million. For the three months ended March 31, 2019, net cash provided by operating activities was $55.6 million. The decrease in net cash flows provided by operating activities for the first three months of 2020, as compared to the same period in 2019, was attributable to various fluctuations within our operating activities, and primarily related to the timing of reinsurance recoveries and premium cash receipts in the respective periods.
For the three months ended March 31, 2020, net cash provided by investing activities was $61.3 million. For the three months ended March 31, 2019, net cash used in investing activities was $31.7 million. The increase in cash used in investing was mainly the result of the increase in the proceeds from sale of short-term investments. As of March 31, 2020, $732.6 million of the investment portfolio was invested in short-term investments.
For the three months ended March 31, 2020 and 2019, net cash used in financing activities was $10.4 million and $10.5 million, respectively. During the first three months ended March 31, 2020 and 2019, we did not repurchase any common shares. We paid cash dividends to our shareholders totaling $10.7 million and $10.8 million during the three months ended March 31, 2020 and 2019, respectively.

Revolving Credit Facility and Term Loan.
On November 2, 2018, each of Argo Group, Argo Group U.S., Inc., Argo International Holdings Limited, and Argo Underwriting Agency Limited (the “Borrowers”) entered into a $325 million credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement replaced the prior $325 million Credit Agreement (the "Prior Agreement"), dated as of March 3, 2017. In connection with the consummation of the Credit Agreement, Argo Group International Holdings, Ltd. borrowed $125 million as a term loan due on November 2, 2021, which amount was used on November 2, 2018 to pay off in its entirety the $125 million of borrowings previously outstanding under the Prior Agreement. In addition, the Credit Agreement provided for a $200 million revolving credit facility, and the commitments thereunder shall expire on November 2, 2023 unless extended in accordance with the terms of the Credit Agreement. At March 31, 2020, the $125.0 million drawn on this term loan remained outstanding. The term loan bears interest based on a variable rate, which resets and is payable based on reset options we select pursuant to the terms of the Credit Agreement. As of March 31, 2020, the interest rate on this debt was equal to the three-month LIBOR (1.93% at March 31, 2020) plus 125 basis points, or 3.18%.
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
Included in the Credit Agreement is a provision that allows up to $200.0 million of the revolving credit facility to be used for letters of credit (“LOCs”), subject to availability. As of March 31, 2020, there were no borrowings outstanding and $70.5 million in LOCs against the revolving credit facility.
Argo Common Shares and Dividends
In the three months ended March 31, 2020, our Board of Directors declared quarterly cash dividends in the amount of $0.31 per share. Cash dividends paid for the three months ended March 31, 2020 were $10.7 million.
On May 7, 2020. the Board declared a quarterly cash dividend in the amount of $0.31 on each share of common stock outstanding. The dividend will be paid on June 12, 2020 to shareholders of record at the close of business on May 29, 2020.
On May 3, 2016, our Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization superseded all the previous repurchase authorizations. Shares purchased are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of March 31, 2020, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
Refer to Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2019 that Argo Group filed with the SEC on February 28, 2020 for further discussion on Argo Group’s liquidity.
Recent Accounting Standards and Critical Accounting Estimates
New Accounting Standards
The discussion of the adoption and pending adoption of recently issued accounting policies is included in Note 2, “Recently Issued Accounting Pronouncements & Updates to Accounting Policies,” in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 - “Consolidated Financial Statements (unaudited).”
Critical Accounting Estimates
Refer to “Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 that we filed with the SEC on February 28, 2020 for information on accounting policies that we consider critical in preparing our consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We believe that we are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk.
On an overall basis, our exposure to market risk has not significantly changed from that reported in our 2019 Annual Report on Form 10-K. However, the COVID-19 pandemic does present new and emerging uncertainty to the financial markets. See further discussion in Item 2 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations", and Part II, Item 1A - "Risk Factors", of this Quarterly Report on Form 10-Q.
Interest Rate Risk
Our primary market risk exposure is the exposure of our fixed maturity investment portfolio to interest rate risk and the changes in interest rates. Fluctuations in interest rates have a direct impact on the fair valuation of these securities. As interest rates rise, the fair value of our fixed maturity portfolio falls, and the converse is also true. We manage interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates. The model duration of the assets comprising our fixed maturity investment portfolio was 2.19 years and 2.41 years at March 31, 2020 and December 31, 2019, respectively.
Credit Risk
We have exposure to credit risk on losses recoverable from reinsurers and receivables from insureds. Our controls to mitigate this risk include limiting our exposure to any one counterparty, evaluating the financial strength of our reinsurers, generally requiring minimum credit ratings and in certain cases receiving collateral from our reinsurers and insureds.
We also have exposure to credit risk in our investment holdings. Our risk management strategy and investment policy attempts to mitigate this risk by primarily investing in debt instruments of high credit quality issuers, limiting credit concentration, monitoring the credit quality of issuers and counterparties and diversifying issuers. The weighted average rating of our fixed maturity investments was AA- with 90.4% and 88.3% rated investment grade or better (BBB- or higher) at March 31, 2020 and December 31, 2019, respectively.
Our portfolio also includes alternative investments with a carrying value at March 31, 2020 and December 31, 2019 of $422.4 million and $496.5 million (8.8% and 9.7% of total invested assets) respectively. We may invest in both long and short equities, corporate debt securities, currencies, real estate, commodities and derivatives. We attempt to mitigate our risk by selecting managers with extensive experience, proven track records and robust controls and processes. We also mitigate our risk by diversifying through multiple managers and different types of assets and asset classes.
Equity Price Risk
We hold a diversified portfolio of equity securities with a fair value of $132.9 million and $124.4 million (2.8% and 2.4% of total invested assets) at March 31, 2020 and December 31, 2019, respectively. Our equity securities are exposed to equity price risk which is defined as the potential for loss in fair value due to a decline in equity prices. We believe the diversification of our equity securities among various industries, market segments and issuers, as well as the use of multiple outside investment managers, mitigates our exposure to equity price risk.
Foreign Currency Risk
We have exposure to foreign currency risk in our insurance contracts, invested assets and to a lesser extent, a portion of our debt. We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance contracts that are payable in currencies other than the U.S. Dollar with cash and investments that are denominated in such currencies. We also use foreign exchange forward contracts to mitigate this risk. We recognized gains of $2.5 million and losses of $0.6 million for the three months ended March 31, 2020 and March 31, 2019, respectively, from movements in foreign currency rates. We recognized gains of $0.9 and $0.7 million for the three months ended March 31, 2020 and March 31, 2019, respectively, on our foreign currency forward contracts.

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
There were no changes in internal control over financial reporting made during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
SEC Investigation
In May 2019, the Company received a subpoena from the SEC seeking documents primarily with respect to the Company’s disclosure of certain compensation-related perquisites received by the Company’s former CEO from 2014 through 2019 (the “Review Period”). This subpoena prompted the Company to conduct an extensive investigation, which included the engagement of outside counsel and a forensic auditor, to review the Company’s compensation-related perquisites during the Review Period. We disclosed the findings of this investigations in our proxy statement for the 2020 Annual General Meeting of Shareholders, which was filed on March 16, 2020. We are continuing to fully cooperate with the SEC’s investigation and do not believe that the amounts involved are material to our financial position or results of operations.
Other
We and our subsidiaries are parties to legal actions from time to time, generally incidental to our and their business. While any litigation or arbitration proceedings include an element of uncertainty, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.
Item 1A.  Risk Factors
The Company is supplementing its risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as follows:
The ongoing COVID-19 pandemic could adversely affect our business, including revenues, profitability, results of operations, and/or cash flows, in a manner and to a degree that cannot be predicted but could be material.
The global COVID-19 pandemic has resulted in and is expected to continue to result in significant disruptions in economic activity and financial markets. COVID-19 has directly and indirectly adversely affected the Company and may continue to do so for an uncertain period of time. The cumulative effects of COVID-19 on the Company cannot be predicted at this time, but could include, without limitation:
•Reduced demand for our insurance policies due to reduced economic activity which could negatively impact our revenues,
•Reduced cash flows from our policyholders delaying premium payments,
•Increased claims, losses, litigation, and related expenses,
•Increased losses due to legislative, regulatory, and judicial actions in response to COVID-19, including, but not limited to, actions prohibiting us from cancelling insurance policies in accordance with our policy terms, requiring us to cover losses when our policies did not provide coverage or excluded coverage, ordering us to provide premium refunds, granting extended grace periods for payment of premiums, and providing for extended periods of time to pay past due premiums,
•An increase in the demand and frequency of reporting by regulators that could place stress on our ability to accurately and timely meet those and existing demands, and a delay or denial in regulatory rate approvals could contribute to financial stress,
•An increase in claims as a result of the COVID-19 pandemic. Ultimate losses from COVID-19-related claims could be greater than our reserves for those losses,
•A negative impact on our ability to timely and properly pay claims and establish reserves due to uncertainty around claims patterns, including impediments to adjusting claims in the field,

•Volatility and declines in financial markets which, in response to COVID-19, has reduced, and could continue to reduce, the fair market value of, or result in the impairment of, invested assets held by the Company,
•An increase in loss costs and, as such, the need to strengthen reserves for losses and loss adjustment expenses due to higher than anticipated inflation as a result of recent actions taken by the federal government and the Federal Reserve,
•Decline in interest rates which could reduce future investment results,
•Erosion of capital and an increase in the cost of reinsurance as well as an increase in counterparty credit risk,
•Decreased access to capital, if needed, and the cost of external capital could be elevated,
•Disruptions in our operations due to difficulties experienced by our partners and outsourced providers that may, among other items, adversely impact our ability to manage claims,
•Increased costs of operations due to the remote working environments of our employees, and
•Increased vulnerability to cyberthreats or other disruption in our operations while most of our workforce is continuing to work remotely.
The extent to which COVID-19 impacts our business will depend on future developments, and while we are not able to estimate the impact that COVID-19 will have on our financial results and financial condition, it could be material. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in “Part I, Item 1A—Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchase of Equity Securities
On May 3, 2016, our Board authorized the repurchase of up to $150.0 million of our common shares. The 2016 Repurchase Authorization supersedes all the previous Repurchase Authorizations.
From January 1, 2020 through March 31, 2020, we did not repurchase any of our common stock. Since the inception of the repurchase authorizations through March 31, 2020, we have repurchased 11,315,889 shares of our common stock at an average price of $40.22 for a total cost of $455.1 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of March 31, 2020, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under our various employee equity compensation plans. For the three months ended March 31, 2020, we received 95,402 shares of our common stock, with an average price paid per share of $60.73 that were surrendered by employees in payment for the minimum required withholding taxes. The following table provides information with respect to shares of our common stock that were surrendered during the three months ended March 31, 2020. In the below table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

Period	Total Number of Shares Surrendered (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
January 1 through January 31, 2020	—	$—	—	$53,281,805
February1 through February 29, 2020	73,082	$66.36	—	$53,281,805
March 1 through March 31, 2020	22,320	$42.28	—	$53,281,805
Total	95,402		—
Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits
A list of exhibits required to be filed as part of this report is set forth in the below Exhibit Index.
EXHIBIT INDEX

Exhibit Number	Description

3.1
Amended and Restated Bye-Laws of Argo Group International Holdings, Ltd. (incorporated by reference to Exhibit 3.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2020)

10.1
Executive Employment Agreement, effective as of February 18, 2020, between Argo Group International Holdings, Ltd. and Kevin J. Rehnberg (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2020)

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

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

May 8, 2020	By	/s/ Kevin J. Rehnberg
Kevin J. Rehnberg
President and Chief Executive Officer

May 8, 2020	By	/s/ Jay S. Bullock
Jay S. Bullock
Executive Vice President and Chief Financial Officer