Form 10-Q
period 2020-06-30
Argo Group International Holdings, Ltd.
filed 2020-08-06
CIK 1091748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number: 1-15259
ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Bermuda		98-0214719
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
110 Pitts Bay Road		P.O. Box HM 1282
Pembroke	HM08	Hamilton	HM FX
Bermuda		Bermuda
(Address of principal executive offices)		(Mailing address)
(441) 296-5858
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value of $1.00 per share	ARGO	New York Stock Exchange
Guarantee of Argo Group U.S., Inc. 6.500% Senior Notes due 2042	ARGD	New York Stock Exchange
Depositary Shares, Each Representing a 1/1,000th Interest in a 7.00% Resettable Fixed Rate Preference Share, Series A, par value $1.00 per share	ARGOPrA	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding (net of treasury shares) of each of the issuer’s classes of common shares as of August 3, 2020.

Title	Outstanding
Common Shares, par value $1.00 per share	34,665,252

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares and per share amounts)

	June 30, 2020	December 31, 2019 *
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost: 2020 - $3,688.6, 2019 - $3,605.0; allowance for expected credit losses: 2020 - $40.2)	$3,707.4	$3,633.5
Equity securities, at fair value (cost: 2020 - $167.9; 2019 - $122.8)	147.5	124.4
Other investments (cost: 2020 - $384.6; 2019 - $482.5)	384.5	496.5
Short-term investments, at fair value (cost: 2020 - $611.8; 2019 - $844.8)	612.1	845.0
Total investments	4,851.5	5,099.4
Cash	187.7	137.8
Accrued investment income	23.4	25.7
Premiums receivable	800.2	688.2
Reinsurance recoverables	2,942.8	3,104.6
Goodwill	156.5	161.4
Intangible assets, net of accumulated amortization	91.1	91.8
Deferred tax asset, net	18.9	6.1
Deferred acquisition costs, net	153.5	160.2
Ceded unearned premiums	656.5	545.0
Operating lease right-of-use assets	87.2	91.8
Other assets	414.7	387.1
Assets held for sale	12.7	15.4
Total assets	$10,396.7	$10,514.5
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$5,216.3	$5,157.6
Unearned premiums	1,481.2	1,410.9
Accrued underwriting expenses and other liabilities	154.8	226.0
Ceded reinsurance payable, net	1,042.7	1,203.1
Funds held	66.7	50.6
Senior unsecured fixed rate notes	140.1	140.0
Other indebtedness	181.0	181.3
Junior subordinated debentures	257.6	257.4
Current income taxes payable, net	27.1	0.8
Operating lease liabilities	99.2	105.7
Total liabilities	8,666.7	8,733.4
Commitments and contingencies (Note 14)
Shareholders' equity:
Common shares - $1.00 par, 500,000,000 shares authorized; 45,960,777 and 45,698,470 shares issued at June 30, 2020 and December 31, 2019, respectively	46.0	45.7
Additional paid-in capital	1,376.5	1,376.6
Treasury shares (11,315,889 shares at June 30, 2020 and December 31, 2019, respectively)	(455.1)	(455.1)
Retained earnings	756.7	811.1
Accumulated other comprehensive income, net of taxes	5.9	2.8
Total shareholders' equity	1,730.0	1,781.1
Total liabilities and shareholders' equity	$10,396.7	$10,514.5
* Derived from audited consolidated financial statements.
See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(in millions, except number of shares and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Premiums and other revenue:
Earned premiums	$433.4	$431.7	$868.4	$852.2
Net investment income	1.5	42.8	37.0	76.7
Fee and other income	2.0	2.1	4.1	4.4
Net realized investment gains (losses):
Net realized investment gains (losses)	11.1	(0.6)	39.0	(2.3)
Change in fair value of equity securities	16.8	12.6	(22.5)	66.8
Credit losses on fixed maturity securities	(7.8)	—	(32.5)	—
Net realized investment gains (losses)	20.1	12.0	(16.0)	64.5
Total revenue	457.0	488.6	893.5	997.8
Expenses:
Losses and loss adjustment expenses	273.2	284.8	554.1	522.7
Underwriting, acquisition and insurance expenses	161.4	161.4	329.4	321.6
Other corporate expenses	2.5	7.5	5.8	8.0
Interest expense	6.8	9.3	14.5	17.8
Fee and other expense	1.0	1.3	2.2	2.6
Foreign currency exchange losses (gains)	6.4	(5.3)	3.4	(4.6)
Total expenses	451.3	459.0	909.4	868.1
Income (loss) before income taxes	5.7	29.6	(15.9)	129.7
Income tax provision	12.1	0.8	9.3	9.7
Net (loss) income	$(6.4)	$28.8	$(25.2)	$120.0
Net (loss) income per common share:
Basic	$(0.18)	$0.84	$(0.73)	$3.52
Diluted	$(0.18)	$0.83	$(0.73)	$3.45
Dividend declared per common share	$0.31	$0.31	$0.62	$0.62
Weighted average common shares:
Basic	34,634,353	34,195,250	34,551,935	34,090,372
Diluted	34,634,353	34,779,991	34,551,935	34,759,548

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net realized investment gains (losses) before other-than-temporary impairment losses	$20.1	$14.5	$(16.0)	$71.3
Other-than-temporary impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturities	—	(2.5)	—	(6.8)
Impairment losses recognized in earnings	—	(2.5)	—	(6.8)
Net realized investment gains (losses)	$20.1	$12.0	$(16.0)	$64.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(6.4)	$28.8	$(25.2)	$120.0
Other comprehensive income (loss):
Foreign currency translation adjustments	(4.2)	(0.3)	(7.6)	(0.1)
Unrealized gains (losses) on fixed maturity securities:
Gains arising during the year	152.9	41.9	30.1	98.7
Reclassification adjustment for (gains) losses included in net income	(16.5)	1.8	(19.9)	4.9
Other comprehensive income before tax	132.2	43.4	2.6	103.5
Income tax provision related to other comprehensive income:
Unrealized gains (losses) on fixed maturity securities:
Gains arising during the year	27.0	6.7	5.9	15.8
Reclassification adjustment for (gains) losses included in net income	(2.6)	0.2	(0.7)	0.7
Income tax provision related to other comprehensive income	24.4	6.9	5.2	16.5
Other comprehensive income (loss), net of tax	107.8	36.5	(2.6)	87.0
Comprehensive income (loss)	$101.4	$65.3	$(27.8)	$207.0

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except number of shares and per share amounts)
(Unaudited)

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity
Balance, March 31, 2019	$45.4	$1,374.9	$(455.1)	$943.0	$(27.6)	$1,880.6
Net income	—	—	—	28.8	—	28.8
Other comprehensive income - Change in fair value of fixed maturities, net of tax	—	—	—	—	36.8	36.8
Other comprehensive loss, net - Other	—	—	—	—	(0.3)	(0.3)
Activity under stock incentive plans	0.3	3.3	—	—	—	3.6
Retirement of common shares (tax payments on equity compensation)	(0.1)	(9.2)	—	—	—	(9.3)
Employee stock purchase plan	—	0.7	—	—	—	0.7
Cash dividend declared - common shares ($0.31/share)	—	—	—	(11.9)	—	(11.9)
Balance, June 30, 2019	$45.6	$1,369.7	$(455.1)	$959.9	$8.9	$1,929.0

Balance, March 31, 2020	$45.9	$1,374.2	$(455.1)	$773.7	$(101.9)	$1,636.8
Net loss	—	—	—	(6.4)	—	(6.4)
Other comprehensive income - Change in fair value of fixed maturities, net of taxes	—	—	—	—	112.0	112.0
Other comprehensive loss, net - Other	—	—	—	—	(4.2)	(4.2)
Activity under stock incentive plans	0.1	2.1	—	—	—	2.2
Retirement of common shares (tax payments on equity compensation)	—	(0.7)	—	—	—	(0.7)
Employee stock purchase plan	—	0.9	—	—	—	0.9
Cash dividend declared - common shares ($0.31/share)	—	—	—	(10.6)	—	(10.6)
Balance, June 30, 2020	$46.0	$1,376.5	$(455.1)	$756.7	$5.9	$1,730.0

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(in millions, except number of shares and per share amounts)
(Unaudited)

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity
Balance, December 31, 2018	$45.3	$1,372.0	$(455.1)	$862.6	$(78.1)	$1,746.7
Net income	—	—	—	120.0	—	120.0
Other comprehensive income - Change in fair value of fixed maturities, net of tax	—	—	—	—	87.1	87.1
Other comprehensive loss, net - Other	—	—	—	—	(0.1)	(0.1)
Activity under stock incentive plans	0.4	7.4	—	—	—	7.8
Retirement of common shares (tax payments on equity compensation)	(0.1)	(10.8)	—	—	—	(10.9)
Employee stock purchase plan	—	1.1	—	—	—	1.1
Cash dividend declared - common shares ($0.62/share)	—	—	—	(22.7)	—	(22.7)
Balance, June 30, 2019	$45.6	$1,369.7	$(455.1)	$959.9	$8.9	$1,929.0

Balance, December 31, 2019	$45.7	$1,376.6	$(455.1)	$811.1	$2.8	$1,781.1
Net loss	—	—	—	(25.2)	—	(25.2)
Other comprehensive income - Change in fair value of fixed maturities, net of taxes	—	—	—	—	5.0	5.0
Other comprehensive loss, net - Other	—	—	—	—	(7.6)	(7.6)
Activity under stock incentive plans	0.4	4.9	—	—	—	5.3
Retirement of common shares (tax payments on equity compensation)	(0.1)	(6.4)	—	—	—	(6.5)
Employee stock purchase plan	—	1.4	—	—	—	1.4
Cash dividend declared - common shares ($0.62/share)	—	—	—	(21.3)	—	(21.3)
Cumulative effect of adoption of ASU 2016-13, net of taxes	—	—	—	(7.9)	5.7	(2.2)
Balance, June 30, 2020	$46.0	$1,376.5	$(455.1)	$756.7	$5.9	$1,730.0

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(25.2)	$120.0
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and depreciation	14.1	13.8
Share-based payments expense	5.4	8.8
Deferred income tax (benefit) provision, net	(18.4)	3.2
Net realized investment losses (gains)	16.0	(64.5)
Undistributed earnings (loss) from alternative investment portfolio	20.9	(11.4)
Loss on disposals of long-lived assets, net	0.2	0.1
Change in:
Accrued investment income	2.3	0.5
Receivables	31.2	(161.9)
Deferred acquisition costs	5.1	3.5
Ceded unearned premiums	(115.6)	(136.2)
Reserves for losses and loss adjustment expenses	98.5	83.2
Unearned premiums	82.2	103.0
Ceded reinsurance payable and funds held	(140.7)	80.3
Income taxes	25.5	4.4
Accrued underwriting expenses and other liabilities	(70.1)	12.8
Other, net	(34.5)	(64.5)
Cash used in operating activities	(103.1)	(4.9)
Cash flows from investing activities:
Sales of fixed maturity investments	746.0	751.6
Maturities and mandatory calls of fixed maturity investments	255.0	168.8
Sales of equity securities	8.1	32.2
Sales of other investments	94.2	31.1
Purchases of fixed maturity investments	(1,103.6)	(888.5)
Purchases of equity securities	(59.5)	(32.4)
Purchases of other investments	(14.3)	(38.2)
Change in foreign regulatory deposits and voluntary pools	5.0	6.3
Change in short-term investments	212.5	67.7
Settlements of foreign currency exchange forward contracts	7.0	9.9
Proceeds from sale of Trident assets	38.0	—
Purchases of fixed assets	(7.6)	(15.7)
Other, net	(5.0)	(22.5)
Cash provided by investing activities	175.8	70.3
Cash flows from financing activities:
Activity under stock incentive plans	1.0	0.9
Payment of cash dividends to common shareholders	(21.3)	(22.7)
Cash used in financing activities	(20.3)	(21.8)
Effect of exchange rate changes on cash	(2.5)	(0.5)
Change in cash	49.9	43.1
Cash, beginning of year	137.8	139.2
Cash, end of period	$187.7	$182.3

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
The interim financial information as of, and for the three and six months ended, June 30, 2020 and 2019 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain reclassifications have been made to financial information presented for prior years to conform to the current year’s presentation.
During the first half of both 2020 and 2019, we incurred non-recurring costs associated with a number of activities that began with proxy solicitation efforts and shareholder engagement. For the three and six months ended June 30, 2019, these costs were $7.5 million and $8.0 million, respectively, and were previously included in the line item "Underwriting, Acquisition and Insurance Expenses" in the Consolidated Statements of Income in our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019. To conform to the current year's presentation, these amounts have been reclassified out of "Underwriting, acquisition and insurance expenses" and into "Other corporate expenses" in the Consolidated Statements of (Loss) Income herein. Please see Note 12, "Underwriting, Acquisition and Insurance Expenses & Other Corporate Expenses" for further discussion.
Sale of Trident Brand and Platform
On April 30, 2020, we sold our Trident Public Risk Solutions (“Trident”) brand and underwriting platform to Paragon Insurance Holdings, LLC (“Paragon”) and received $38 million in cash, with additional consideration in future periods depending on performance post-closing. We recognized a pre-tax gain of $32.3 million related to the sale, which is included in "Net realized investment gains (losses)" in our Consolidated Statements of (Loss) Income for the three and six months ended June 30, 2020. Trident was one of the business units within our U.S. Operations reporting segment.
Paragon will continue to write business on Argo paper through a managing general agency agreement, and we will retain Trident’s claims operations and provide claims services to Paragon for the public entity business.
Acquisition of Ariel Indemnity Limited
Effective June 12, 2020, Argo Group and our subsidiary Argo Re, Ltd. (“Argo Re”) acquired 100% of the capital stock of Ariel Indemnity Limited (“AIL”) for consideration of $55.6 million. The acquisition of AIL was made pursuant to the former owners (the “Sellers”) of Maybrooke Holdings, S.A. (“Maybrooke”) exercising a put option within the Administrative Services Agreement (“ASA”) between the Company and the Sellers. The ASA was part of the stock purchase agreement between the Company and the Sellers related to our February 6, 2017 acquisition of Maybrooke, the since-liquidated holding company of our Ariel Re platform. The $55.6 million sales price is equal to the 2019 year-end tangible net worth of the AIL, less certain administrative costs. Upon acquiring AIL, we dissolved AIL and merged it into Argo Re.

The net assets of AIL are primarily comprised of certain invested assets and receivables, as well as run-off reserves associated with a loss portfolio transfer agreement between AIL and the former Ariel Reinsurance Company, Ltd. ("ARL") legal entity. ARL was merged into Argo Re in December 2017.
The acquisition is being accounted for in accordance with ASC 805, “Business Combinations.” Purchase accounting, as defined by ASC 805, requires that the assets acquired, and liabilities assumed be recognized at their fair values as of the acquisition date. We are in the process of finalizing our determination of fair values and, as such, provisional fair value amounts for AIL have been recorded for the three and six months ended June 30, 2020. Based on our initial purchase price allocation, we do not believe that any intangible assets, including goodwill, will be material. We anticipate closing the fair value measurement period by the end of 2020. AIL’s financial position, results of operations and cash flows were not material to our consolidated financial results as of and for the three and six months ended June 30, 2020.
Risks and Uncertainties
Certain risks and uncertainties are inherent to our day-to-day operations. Adverse changes in the economy could lower demand for our insurance products or negatively impact our investment results, both of which could have an adverse effect on the revenue and profitability of our operations. The global COVID-19 pandemic has resulted in and is expected to continue to result in significant disruptions in economic activity and financial markets. The cumulative effects of COVID-19 on the Company, and the effect of any other public health outbreak, cannot be predicted at this time, but could reduce demand for our insurance policies, result in increased level of losses, settlement expenses or other operating costs, reduce the market value of invested assets held by the Company or negatively impact the fair value of our goodwill. Our liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the first half of 2020.
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
For fixed maturity securities that we intend to sell or for which it is more likely than not that we will be required to sell before an anticipated recovery in value, the full amount of the impairment is recognized in net realized investment gains (losses) in the Consolidated Statement of Income and the cost basis of the fixed maturity security is adjusted to reflect the recognized realized loss. The new cost basis is not adjusted for any recoveries in fair value.
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
Reinsurance Recoverables
Amounts recoverable from reinsurers are estimated in a manner consistent with the associated claim liability. We report our reinsurance recoverables net of an allowance for estimated uncollectible reinsurance. The allowance is based upon our ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, disputes, applicable coverage defenses and other relevant factors. We use the rating-based method to estimate the uncollectible reinsurance reserves due to credit losses. Under this method, reinsurance credit risk is estimated by considering the reinsurers probability of default. Reinsurance recoverables are forecasted out of the assumed billing periods and a liquidation factor is applied based on the rating of the reinsurer and adjusted as needed based on our historical experience with the reinsurers. Additionally, reinsurance receivable balances are evaluated to identify any dispute risk and when required, an additional reserve is recorded. Amounts deemed to be uncollectible, including amounts due from known insolvent reinsurers, are written off against the allowance. Changes in the allowance, as well as any subsequent collections of amounts previously written off, are reported as part of underwriting expense. We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies.
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
3. Investments
Included in “Total investments” in our Consolidated Balance Sheets at June 30, 2020 and December 31, 2019 is $119.1 million and $158.6 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party participants that provide underwriting capital to the operations of Syndicates 1200 and 1910.

Fixed Maturities
The amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses, and fair value of fixed maturity investments were as follows:

June 30, 2020
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses(1)	Fair Value
Fixed maturities
U.S. Governments	$324.0	$18.6	$—	$—	$342.6
Foreign Governments	256.1	6.1	3.7	0.3	258.2
Obligations of states and political subdivisions	165.3	6.9	0.8	0.1	171.3
Corporate bonds	1,762.6	58.4	49.2	39.7	1,732.1
Commercial mortgage-backed securities	242.5	10.9	0.2	—	253.2
Residential mortgage-backed securities	512.3	20.2	2.3	—	530.2
Asset-backed securities	152.6	2.7	2.3	0.1	152.9
Collateralized loan obligations	273.2	1.5	7.8	—	266.9
Total fixed maturities	$3,688.6	$125.3	$66.3	$40.2	$3,707.4
(1) Effective January 1, 2020 we adopted ASC-326 and as a result any credit impairment losses on our available-for-sale fixed maturities are recorded as an allowance, subject to reversal. Prior periods have not been restated to conform with the current year presentation. See Note 1.

December 31, 2019
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Governments	$353.5	$2.3	$1.2	$354.6
Foreign Governments	244.8	4.6	0.7	248.7
Obligations of states and political subdivisions	145.8	6.9	0.1	152.6
Corporate bonds	1,777.4	37.7	34.7	1,780.4
Commercial mortgage-backed securities	213.5	4.6	1.1	217.0
Residential mortgage-backed securities	479.1	10.4	0.6	488.9
Asset-backed securities	164.2	1.5	0.2	165.5
Collateralized loan obligations	226.7	0.5	1.4	225.8
Total fixed maturities	$3,605.0	$68.5	$40.0	$3,633.5
Contractual Maturity
The amortized cost and fair values of fixed maturity investments as of June 30, 2020, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$316.3	$316.8
Due after one year through five years	1,540.7	1,523.5
Due after five years through ten years	579.8	592.4
Thereafter	71.2	71.5
Structured securities	1,180.6	1,203.2
Total	$3,688.6	$3,707.4
The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Other Investments
Details regarding the carrying value and unfunded investment commitments of other investments as of June 30, 2020 and December 31, 2019 were as follows:

June 30, 2020
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$98.0	$—
Private equity	190.5	96.1
Overseas deposits	91.7	—
Other	4.3	—
Total other investments	$384.5	$96.1

December 31, 2019
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$109.5	$—
Private equity	268.1	110.0
Overseas deposits	114.6	—
Other	4.3	—
Total other investments	$496.5	$110.0
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
•Other: Other includes participation in investment pools.
Unrealized Losses and Other-Than-Temporary Impairments
An aging of unrealized losses on our investments in fixed maturities is presented below:

June 30, 2020	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments (1)	$1.3	$—	$—	$—	$1.3	$—
Foreign Governments	124.4	3.7	—	—	124.4	3.7
Obligations of states and political subdivisions	18.1	0.8	—	—	18.1	0.8
Corporate bonds	356.2	26.2	30.8	23.0	387.0	49.2
Commercial mortgage-backed securities	21.8	0.2	—	—	21.8	0.2
Residential mortgage-backed securities	71.1	1.5	8.3	0.8	79.4	2.3
Asset-backed securities	30.9	2.2	3.9	0.1	34.8	2.3
Collateralized loan obligations	189.8	6.1	56.9	1.7	246.7	7.8
Total fixed maturities	$813.6	$40.7	$99.9	$25.6	$913.5	$66.3
(1) Unrealized losses are less than $0.1 million.

December 31, 2019	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$114.6	$1.1	$17.0	$0.1	$131.6	$1.2
Foreign Governments (1)	117.6	0.7	5.1	—	122.7	0.7
Obligations of states and political subdivisions (1)	0.7	—	2.1	0.1	2.8	0.1
Corporate bonds	249.4	18.9	63.6	15.8	313.0	34.7
Commercial mortgage-backed securities (1)	74.8	1.1	4.9	—	79.7	1.1
Residential mortgage-backed securities	66.9	0.3	25.2	0.3	92.1	0.6
Asset-backed securities	22.5	0.1	18.9	0.1	41.4	0.2
Collateralized loan obligations	54.7	0.8	116.7	0.6	171.4	1.4
Total fixed maturities	$701.2	$23.0	$253.5	$17.0	$954.7	$40.0
(1) Unrealized losses are less than $0.1 million.
We hold a total of 4,833 fixed income securities, of which 1,509 were in an unrealized loss position for less than one year and 223 were in an unrealized loss position for a period one year or greater as of June 30, 2020.
Following the adoption of ASC 326, as described in Note 1, beginning January 1, 2020 we complete a detailed analysis each quarter to assess whether the decline in the fair value of a fixed maturity security below its amortized cost basis is the result of a credit loss. All available-for-sale securities with unrealized losses are reviewed. We consider many factors in completing this detailed analysis to determine where a credit loss exists. Inputs used in determining if a credit loss has occurred include, but are not limited to, credit ratings and downgrades, missed scheduled interest or principal payments, purchase yields, underlying asset performance, collateral types, modeled default rates, modeled severity rates, call/prepayment rates, expected cash flows, industry concentrations and potential or filed bankruptcies. We also take into consideration information about the financial condition of the issuer and other industry factors that could negatively impact the capital markets. Credit losses recognized for the three and six months ended June 30, 2020 primarily related to corporate bonds in the energy, retail and hospitality sectors.
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
The following table presents a reconciliation of the beginning and ending balances for the allowance for credit losses on available-for-sale fixed maturity securities:

For the Six Months Ended June 30,
(in millions)	2020
Beginning balance, January 1, 2020	$—
Additions related to initial adoption of accounting standard	6.9
Provision for expected credit losses	32.5
Increases due to sales/defaults of credit-impaired securities	0.8
Ending balance, June 30, 2020	$40.2

Total credit impairment losses included in net realized investment gains (losses) in the Consolidated Statement of Income was $7.8 million and $32.5 million for the three and six months ended June 30, 2020, respectively. Total other-than-temporary impairment losses included in net realized investments gains (losses) was $2.5 million and $6.8 million for the three and six months ending June 30, 2019, respectively.
Investment Gains and Losses
The following table presents our gross realized investment gains (losses):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Realized gains on fixed maturities and other
Fixed maturities	$2.5	$5.7	$23.3	$9.4
Other investments	11.5	5.5	59.7	14.3
Other assets	32.5	—	32.5	—
	46.5	11.2	115.5	23.7
Realized losses on fixed maturities and other
Fixed maturities	(10.5)	(4.7)	(18.2)	(7.2)
Other investments	(13.9)	(5.2)	(45.7)	(13.3)
Credit losses on fixed maturities	(7.8)	(2.5)	(32.5)	(6.8)
	(32.2)	(12.4)	(96.4)	(27.3)
Equity securities
Net realized (losses) gains on equity securities	(11.0)	0.6	(12.6)	1.3
Change in unrealized (losses) gains on equity securities held at the end of the period	16.8	12.6	(22.5)	66.8
Net realized gains (losses) on equity securities	5.8	13.2	(35.1)	68.1
Net realized investment and other gains (losses) before income taxes	20.1	12.0	(16.0)	64.5
Income tax provision (benefit)	6.7	2.6	(1.3)	12.2
Net realized investment gains (losses) net of income taxes	$13.4	$9.4	$(14.7)	$52.3
The cost of securities sold is based on the specific identification method.
Changes in unrealized gains related to investments are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Change in unrealized gains
Fixed maturities	$136.2	$39.2	$24.4	$99.1
Other investments	—	—	(14.2)	—
Other and short-term investments	0.2	4.5	—	4.5
Net unrealized investment gains before income taxes	136.4	43.7	10.2	103.6
Income tax provision	24.4	6.9	5.2	16.5
Net unrealized investment gains, net of income taxes	$112.0	$36.8	$5.0	$87.1
Foreign Currency Exchange Forward Contracts
We entered into foreign currency exchange forward contracts to manage operational currency exposure on our Canadian dollar investment portfolio and certain catastrophic events, minimize negative impacts to investment portfolio returns and gain exposure to a total return strategy which invests in multiple currencies.  The currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other liabilities" and "Other assets” at June 30, 2020 and December 31, 2019, respectively. The net realized gains and (losses) are included in “Net realized investment (losses) gains” in our Consolidated Statements of (Loss) Income.

The fair value of our foreign currency exchange forward contracts as of June 30, 2020 and December 31, 2019 was as follows:

(in millions)	June 30, 2020	December 31, 2019
Operational currency exposure	$(0.7)	$(0.8)
Asset manager investment exposure	(0.1)	(0.3)
Total return strategy	(3.6)	2.2
Total	$(4.4)	$1.1
The following table represents our gross investment realized gains and losses on our foreign currency exchange forward contracts:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Realized gains
Operational currency exposure	$0.5	$0.6	$5.9	$0.8
Asset manager investment exposure	0.2	0.3	1.0	1.4
Total return strategy	8.2	5.9	33.2	12.3
Gross realized investment gains	8.9	6.8	40.1	14.5
Realized losses
Operational currency exposure	(3.0)	(2.5)	(4.7)	(4.6)
Asset manager investment exposure	(0.6)	(0.3)	(1.0)	(0.5)
Total return strategy	(8.6)	(3.9)	(36.6)	(8.6)
Gross realized investment losses	(12.2)	(6.7)	(42.3)	(13.7)
Net realized investment (losses) gains on foreign currency exchange forward contracts	$(3.3)	$0.1	$(2.2)	$0.8
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

(in millions)	June 30, 2020	December 31, 2019
Securities on deposit for regulatory and other purposes	$230.1	$192.5
Securities pledged as collateral for letters of credit and other	140.9	169.9
Securities and cash on deposit supporting Lloyd’s business	344.3	412.8
Total restricted investments	$715.3	$775.2
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
We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of June 30, 2020 and December 31, 2019. A description of the valuation techniques we use to measure assets at fair value is as follows:
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

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	June 30, 2020	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
U.S. Governments	$342.6	$338.9	$3.7	$—
Foreign Governments	258.2	—	258.2	—
Obligations of states and political subdivisions	171.3	—	171.3	—
Corporate bonds	1,732.1	—	1,724.7	7.4
Commercial mortgage-backed securities	253.2	—	253.2	—
Residential mortgage-backed securities	530.2	—	530.2	—
Asset-backed securities	152.9	—	152.9	—
Collateralized loan obligations	266.9	—	266.9	—
Total fixed maturities	3,707.4	338.9	3,361.1	7.4
Equity securities	147.5	133.1	—	14.4
Other investments	91.7	—	91.7	—
Short-term investments	612.1	574.6	37.5	—
	$4,558.7	$1,046.6	$3,490.3	$21.8
(a)Quoted prices in active markets for identical assets
(b)Significant other observable inputs
(c)Significant unobservable inputs

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2019	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
U.S. Governments	$354.6	$349.1	$5.5	$—
Foreign Governments	248.7	—	248.7	—
Obligations of states and political subdivisions	152.6	—	152.6	—
Corporate bonds	1,780.4	—	1,773.0	7.4
Commercial mortgage-backed securities	217.0	—	217.0	—
Residential mortgage-backed securities	488.9	—	488.9	—
Asset-backed securities	165.5	—	165.5	—
Collateralized loan obligations	225.8	—	225.8	—
Total fixed maturities	3,633.5	349.1	3,277.0	7.4
Equity securities	124.4	117.8	—	6.6
Other investments	96.3	—	96.3	—
Short-term investments	845.0	823.5	21.5	—
	$4,699.2	$1,290.4	$3,394.8	$14.0
(a)Quoted prices in active markets for identical assets
(b)Significant other observable inputs
(c)Significant unobservable inputs
The fair value measurements in the tables above do not equal “Total investments” on our Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:
Fair Value Measurements Using Observable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2020	$7.4	$6.6	$14.0
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income	—	0.1	0.1
Included in other comprehensive income	—	—	—
Purchases, issuances, sales, and settlements:
Purchases	—	7.7	7.7
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Ending balance, June 30, 2020	$7.4	$14.4	$21.8
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2020	$—	$—	$—

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2019	$2.2	$8.2	$10.4
Transfers into Level 3	3.5	—	3.5
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income	(0.4)	(1.6)	(2.0)
Included in other comprehensive loss	0.6	—	0.6
Purchases, issuances, sales, and settlements:
Purchases	1.9	—	1.9
Issuances	—	—	—
Sales	(0.4)	—	(0.4)
Settlements	—	—	—
Ending balance, December 31, 2019	$7.4	$6.6	$14.0
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2019	$—	$—	$—
At June 30, 2020 and December 31, 2019, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.

4. Allowance for Credit Losses
Premiums receivable
The following table represents the balances of premiums receivable, net of allowance for expected credit losses, at June 30, 2020 and January 1, 2020, and the changes in the allowance for expected credit losses for the six months ended June 30, 2020.

(in millions)	Premiums Receivable, Net of Allowance for Estimated Uncollectible Premiums	Allowance for Estimated Uncollectible Premiums
Balance, January 1, 2020	$688.2	$7.9
Cumulative effect of adoption of ASU 2016-13 at January 1, 2020		—
Current period change for estimated uncollectible premiums		0.6
Write-offs of uncollectible premiums receivable		—
Balance, June 30, 2020	$800.2	$8.5
Reinsurance Recoverables
The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, at June 30, 2020 and January 1, 2020, and changes in the allowance for estimated uncollectible reinsurance for the six months ended June 30, 2020.

(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance
Balance, January 1, 2020	$3,104.6	$1.1
Cumulative effect of adoption of ASU 2016-13 at January 1, 2020		2.5
Current period change for estimated uncollectible reinsurance		—
Write-offs of uncollectible reinsurance recoverables		—
Balance, June 30, 2020	$2,942.8	$3.6
Of the total reinsurance recoverable balance outstanding at June 30, 2020, reinsurers representing 91.1% were rated A- or better. We primarily utilize A.M. Best credit ratings when determining the allowance, adjusted as needed based on our historical experience with the reinsurers. Certain of our reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.

5. Reserves for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Six Months Ended June 30,
(in millions)	2020	2019
Net reserves beginning of the year	$2,722.7	$2,562.9
Net AIL reserves acquired	27.9	—
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	549.6	502.9
Prior accident years	4.5	19.8
Losses and LAE incurred during calendar year, net of reinsurance	554.1	522.7
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	125.3	89.8
Prior accident years	451.5	432.4
Losses and LAE payments made during current calendar year, net of reinsurance:	576.8	522.2
Change in participation interest (1)	33.0	(14.4)
Foreign exchange adjustments	(8.5)	(13.0)
Net reserves - end of period	2,752.4	2,536.0
Add:
Reinsurance recoverables on unpaid losses and LAE, end of period	2,463.9	2,199.7
Gross reserves - end of period	$5,216.3	$4,735.7
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
Underwriting results for the three and six months ended June 30, 2020 included net losses and loss adjustment expenses attributed to the COVID-19 pandemic of $17.4 million and $43.6 million, respectively, primarily resulting from contingency and property exposures in the Company’s International Operations and property exposures in its U.S. Operations. Property losses relate to sub-limited affirmative business interruption coverage, primarily in certain International markets, as well as expected costs associated with claims handling.
The impact from the unfavorable development of prior accident years’ loss and LAE reserves on each reporting segment is presented below:

	For the Six Months Ended June 30,
(in millions)	2020	2019
U.S. Operations	$2.7	$(9.1)
International Operations	1.1	27.2
Run-off Lines	0.7	1.7
Total unfavorable prior-year development	$4.5	$19.8

The following describes the primary factors behind each segment’s prior accident year reserve development for the six months ended June 30, 2020 and 2019:
Six months ended June 30, 2020:
•U.S. Operations: Unfavorable development in general liability, commercial auto liability and special property partially offset by favorable development in specialty related to our surety business unit.
•International Operations: Unfavorable development in general liability and surety lines offset by favorable development in special property and specialty.
•Run-off Lines: Unfavorable development in other run-off lines partially offset by favorable development in risk management workers compensation.
Six months ended June 30, 2019:
•U.S. Operations: Favorable development in general liability and surety lines, partially offset by unfavorable development in property and commercial multi-peril lines.
•International Operations: Unfavorable development was primarily related to certain liability, property and specialty lines. The liability charges included public utility business in our Bermuda casualty division, which we previously exited, and to a lesser extent our European and Syndicate 1200 operations. As it relates to Europe, the adverse development primarily related to certain cover-holders whose contracts were previously terminated. As it relates to Syndicate 1200, the adverse development related to businesses that we have previously exited or where aggressive remedial underwriting actions have been taken. The International Operations unfavorable development includes $26.4 million recognized during the second quarter of 2019. The timing of recognizing this unfavorable development was primarily due to obtaining additional information on several individual claims, including reports provided by outside counsel, audits of the underlying losses and recent jury awards. The result was an increase in the number of claims with the potential for underlying losses to reach our attachment point, particularly on aggregate treaty contracts within our Bermuda Operations. The second quarter 2019 unfavorable development was also attributable to the results of recent audits, underwriting reviews, and updated data from third party cover-holders, which included the identification of differences from original expectations with regard to the classes written, the distribution of writings by geography, and the rates charged by the cover-holders.
•Run-off Lines: Unfavorable development in other run-off lines, partially offset by favorable development in risk management workers compensation.
In the opinion of management, our reserves represent the best estimate of our ultimate liabilities, based on currently known facts, current law, current technology and reasonable assumptions where facts are not known. Due to the significant uncertainties and related management judgments, there can be no assurance that future favorable or unfavorable loss development, which may be material, will not occur.
The spread of COVID-19 and related economic shutdown has increased the uncertainty that is always present in our estimate of the ultimate cost of loss and settlement expense. Actuarial models base future emergence on historic experience, with adjustments for current trends, and the appropriateness of these assumptions involved more uncertainty as of June 30, 2020. We expect there will be impacts to the timing of loss emergence and ultimate loss ratios for certain coverages we underwrite. The industry is experiencing new issues, including the temporary suspension of civil court cases in most states, the extension of certain statutes of limitations and the impact on our insureds from a significant reduction in economic activity. Our booked reserves include consideration of these factors, but legislative, regulatory or judicial actions could result in loss reserve deficiencies and reduce earnings in future periods.
6. Disclosures about Fair Value of Financial Instruments
Cash. The carrying amount approximates fair value.
Investment securities and short-term investments. See Note 3, “Investments,” for additional information.
Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables and reinsurance recoverables on paid losses approximates fair value.
Debt. At June 30, 2020 and December 31, 2019, the fair value of our debt instruments is determined using both Level 1 and Level 2 inputs, as previously defined in Note 3, "Investments".

We receive fair value prices from third-party pricing services for our financial instruments as well as for similar financial instruments. These prices are determined using observable market information such as publicly traded quoted prices, and trading prices for similar financial instruments actively being traded in the current market. We have reviewed the processes used by the third-party providers for pricing the securities and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of June 30, 2020 and December 31, 2019. A description of the valuation techniques we use to measure these liabilities at fair value is as follows:
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
A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	June 30, 2020		December 31, 2019
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures:
Trust preferred debentures	$172.7	$173.8	$172.7	$174.0
Subordinated debentures	84.9	92.4	84.7	92.5
Total junior subordinated debentures	257.6	266.2	257.4	266.5
Senior unsecured fixed rate notes	140.1	146.7	140.0	144.2
Floating rate loan stock	56.0	56.3	56.3	56.8
Based on an analysis of the inputs, our financial instruments measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	June 30, 2020	Level 1 (a)	Level 2 (b)	Level 3 (c)
Junior subordinated debentures:
Trust preferred debentures	$173.8	$—	$173.8	$—
Subordinated debentures	92.4	—	92.4	—
Total junior subordinated debentures	266.2	—	266.2	—
Senior unsecured fixed rate notes	146.7	146.7	—	—
Floating rate loan stock	56.3	—	56.3	—
	469.2	146.7	322.5	—
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
(a)Quoted prices in active markets for identical assets
(b)Significant other observable inputs
(c)Significant unobservable inputs
7. Shareholders’ Equity
On May 7, 2020, our Board of Directors declared a quarterly cash dividend in the amount of $0.31 on each share of common stock outstanding. On June 12, 2020, we paid $10.6 million to our shareholders of record on May 29, 2020.
On May 24, 2019, our Board of Directors declared a quarterly cash dividend in the amount of $0.31 on each share of common stock outstanding. On June 21, 2019, we paid $11.9 million to our shareholders of record on June 7, 2019.
On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all previous repurchase authorizations. As of June 30, 2020, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
We did not repurchase any common shares for the six months ended June 30, 2020.
8. Accumulated Other Comprehensive (Loss) Income
A summary of changes in accumulated other comprehensive (loss) income, net of taxes (where applicable) by component for the six months ended June 30, 2020, and 2019 is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2020	$(22.6)	$33.5	$(8.1)	$2.8
Other comprehensive loss before reclassifications	(7.6)	24.2	—	16.6
Amounts reclassified from accumulated other comprehensive loss	—	(19.2)	—	(19.2)
Net current-period other comprehensive loss	(7.6)	5.0	—	(2.6)
Cumulative effect of adoption of ASU 2016-13	—	5.7	—	5.7
Balance, June 30, 2020	$(30.2)	$44.2	$(8.1)	$5.9

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2019	$(22.4)	$(49.0)	$(6.7)	$(78.1)
Other comprehensive income before reclassifications	(0.1)	82.9	—	82.8
Amounts reclassified from accumulated other comprehensive income	—	4.2	—	4.2
Net current-period other comprehensive income	(0.1)	87.1	—	87.0
Balance, June 30, 2019	$(22.5)	$38.1	$(6.7)	$8.9

The amounts reclassified from accumulated other comprehensive (loss) income shown in the above table have been included in the following captions in our Consolidated Statements of (Loss) Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Unrealized gains and losses on securities:
Net realized investment (gains) loss	$(16.5)	$1.8	$(19.9)	$4.9
Provision (benefit) for income taxes	2.6	(0.2)	0.7	(0.7)
Net of taxes	$(13.9)	$1.6	$(19.2)	$4.2

9. Net (Loss) Income Per Common Share
The following table presents the calculation of net (loss) income per common share on a basic and diluted basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except number of shares and per share amounts)	2020	2019	2020	2019
Net (loss) income	$(6.4)	$28.8	$(25.2)	$120.0
Weighted average common shares outstanding - basic	34,634,353	34,195,250	34,551,935	34,090,372
Effect of dilutive securities:
Equity compensation awards	—	584,741	—	669,176
Weighted average common shares outstanding - diluted	34,634,353	34,779,991	34,551,935	34,759,548
Net (loss) income per common share:
Basic	$(0.18)	$0.84	$(0.73)	$3.52
Diluted	$(0.18)	$0.83	$(0.73)	$3.45
Excluded from the weighted average common shares outstanding calculation at June 30, 2020 and 2019 are 11,315,889 shares, which are held as treasury shares. The shares are excluded as of their repurchase date. Due to the net loss incurred for the three and six months ended June 30, 2020, all of the potentially dilutive securities were anti-dilutive, and therefore, omitted from the calculation. For the three and six months ended June 30, 2019, there were 5,084 weighted average shares excluded from the computation of diluted net income per common share because they were anti-dilutive.
10. Supplemental Cash Flow Information
Interest paid and income taxes paid (recovered) were as follows:

	For the Six Months Ended June 30,
(in millions)	2020	2019
Senior unsecured fixed rate notes	$4.7	$4.7
Junior subordinated debentures	6.7	8.3
Other indebtedness	3.4	3.8
Total interest paid	$14.8	$16.8

Income taxes paid	1.6	1.3
Income taxes recovered	(0.7)	—
Income taxes paid, net	$0.9	$1.3

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
Restricted Shares
A summary of restricted share activity as of June 30, 2020 and changes during the six months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2020	471,271	$60.09
Granted	399,578	$32.72
Vested and issued	(161,081)	$51.45
Expired or forfeited	(69,499)	$58.42
Outstanding at June 30, 2020	640,269	$44.00
The restricted shares vest over one to four years. Expense recognized under this plan for the restricted shares was $2.1 million and $5.2 million for the three and six months ended June 30, 2020, respectively, as compared to $3.5 million and $7.2 million for the three and six months ended June 30, 2019, respectively. Compensation expense for all share-based compensation awards is included in “Underwriting, acquisition and insurance expenses” in the accompanying Consolidated Statements of (Loss) Income. As of June 30, 2020, there was $23.2 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group.
Stock-Settled SARs
A summary of stock-settled SARs activity as of June 30, 2020 and changes during the six months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2020	625,368	$33.60
Exercised	(415,274)	$32.25
Expired or forfeited	—	$—
Outstanding at June 30, 2020	210,094	$36.26
As of June 30, 2020, all stock-settled SARs are fully vested. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. There was no expense recognized for the three and six months ended June 30, 2020 for stock-settled SARs. There was no expense recognized for the three months ended June 30, 2019. For the six months ended June 30, 2019, expense recognized for the stock-settled SARs was $0.4 million. As of June 30, 2020, there was no unrecognized compensation cost related to stock-settled SARs outstanding.

12. Underwriting, Acquisition and Insurance Expenses & Other Corporate Expenses
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Commissions	$57.2	$56.7	$122.5	$120.0
General expenses	93.3	91.5	192.2	180.1
Premium taxes, boards and bureaus	6.5	7.9	14.5	16.2
	157.0	156.1	329.2	316.3
Net deferral of policy acquisition costs	4.4	5.3	0.2	5.3
Total underwriting, acquisition and insurance expenses	$161.4	$161.4	$329.4	$321.6
Other Corporate Expenses
During the three and six months ended June 30, 2020 and 2019, we incurred costs of $2.5 million and $5.8 million, and $7.5 million and $8.0 million, respectively, in connection with the previously disclosed corporate governance and compensation matters, including responding to the 2019 subpoena from the SEC related to the Company's disclosure of certain compensation-related perquisites received by the Company's former chief executive officer. During the second quarter of 2020, the Company reached a settlement with the SEC related to its investigation, which required that the Company pay a $0.9 million civil penalty, and is included in the other corporate expenses for the three and six months ended June 30, 2020.
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
Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the three and six months ended June 30, 2020 and 2019, pre-tax income (loss) attributable to our operations and the corresponding operations’ effective tax rates were as follows:

	For the Three Months Ended June 30,
	2020			2019
(in millions)	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$(31.1)		—%	$15.0		—%
United States	67.9		23.2%	22.3		14.8%
United Kingdom	(29.2)		12.8%	(8.9)		26.7%
Belgium	0.1		20.0%	(0.3)		29.5%
Brazil	0.6		—%	2.0		—%
United Arab Emirates	0.5		—%	—	(1)	—%
Ireland	—	(1)	—%	—	(1)	—%
Italy	(1.8)		—%	0.2		—%
Malta	(1.3)		—%	(0.7)		(0.1)%
Switzerland	—	(1)	—%	—	(1)	—%
Pre-tax Income	$5.7		209.4%	$29.6		2.9%
(1) Pre-tax income (loss) for the respective year was less than $0.1 million.

	For the Six Months Ended June 30,
	2020			2019
	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$(52.9)		—%	$47.0		—%
United States	57.3		17.3%	91.8		14.5%
United Kingdom	(27.5)		2.4%	(12.4)		28.1%
Belgium	0.1		31.0%	(0.3)		29.7%
Brazil	2.8		—%	3.8		—%
United Arab Emirates	1.3		—%	0.2		—%
Ireland	—	(1)	—%	(0.1)		—%
Italy	1.7		—%	(0.5)		—%
Malta	1.3		—%	0.2		0.5%
Switzerland	—	(1)	—%	—	(1)	—%
Pre-tax Income	$(15.9)		(58.7)%	$129.7		7.5%
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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(in millions)	2020		2019		2020		2019
Income tax provision (benefit) at expected rate	$8.6		$3.6		$9.4		$18.5
Tax effect of:
Nontaxable investment income	(0.2)		(0.3)		(0.3)		(0.7)
Foreign exchange adjustments	1.5		0.1		(0.6)		0.6
Goodwill	1.0		—		1.0		—
Withholding taxes	—	(1)	0.1		0.1		0.2
Change in valuation allowance	—	(1)	—	(1)	—	(1)	(0.6)
Other	1.2		(2.7)		(0.3)		(8.3)
Income tax provision	$12.1		$0.8		$9.3		$9.7
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
For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. We had no material unrecognized tax benefits as of June 30, 2020 and 2019. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2015. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2016.
Numerous foreign jurisdictions in which we operate have provided or proposed income-tax relief in response to the COVID-19 pandemic. Within the U.S., the Coronavirus Aid, Relief, and Economic Securities Act (the “CARES Act”) was enacted on March 27, 2020. The Company does not anticipate the CARES Act to have a material impact on its financial statements and will continue to analyze it and other income-tax relief measures in response to the COVID-19 pandemic.
14. Commitments and Contingencies
Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of legal counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.
We have contractual commitments to invest up to $96.1 million related to our limited partnership investments at June 30, 2020. These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time, not to exceed thirteen years.
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
Revenue and (loss) income before income taxes for each segment were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Revenue:
Earned premiums
U.S. Operations	$301.6	$284.0	$604.1	$557.8
International Operations	131.8	147.6	264.1	294.3
Run-off Lines	—	0.1	0.2	0.1
Total earned premiums	433.4	431.7	868.4	852.2
Net investment income
U.S. Operations	0.8	29.6	26.0	52.7
International Operations	0.5	11.5	9.1	20.6
Run-off Lines	0.1	1.3	1.3	2.7
Corporate and Other	0.1	0.4	0.6	0.7
Total net investment income	1.5	42.8	37.0	76.7
Fee and other income	2.0	2.1	4.1	4.4
Net realized investment gains (losses)	20.1	12.0	(16.0)	64.5
Total revenue	$457.0	$488.6	$893.5	$997.8

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Income (loss) before income taxes
U.S. Operations	$31.2	$53.2	$68.1	$96.1
International Operations	(27.5)	(21.0)	(39.8)	(4.8)
Run-off Lines	(1.3)	(1.1)	(0.8)	(0.5)
Total segment income before taxes	2.4	31.1	27.5	90.8
Corporate and Other	(7.9)	(11.3)	(18.2)	(22.2)
Net realized investment and other gains (losses)	20.1	12.0	(16.0)	64.5
Foreign currency exchange (losses) gains	(6.4)	5.3	(3.4)	4.6
Other corporate expenses	(2.5)	(7.5)	(5.8)	(8.0)
Total income (loss) before income taxes	$5.7	$29.6	$(15.9)	$129.7

The table below presents earned premiums by geographic location for the three and six months ended June 30, 2020 and 2019. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
United States	$301.4	$283.2	$601.1	$555.8
United Kingdom	75.5	96.6	162.2	193.7
Bermuda	25.3	19.2	46.5	35.8
Malta	18.5	20.2	30.3	41.0
All other jurisdictions	12.7	12.5	28.3	25.9
Total earned premiums	$433.4	$431.7	$868.4	$852.2
The following table represents identifiable assets:

(in millions)	June 30, 2020	December 31, 2019
U.S. Operations	$5,744.9	$5,009.0
International Operations	4,132.2	5,002.4
Run-off Lines	331.1	356.9
Corporate and Other	188.5	146.2
Total	$10,396.7	$10,514.5
Included in total assets at June 30, 2020 and December 31, 2019 are $780.7 million and $916.3 million, respectively, in assets associated with trade capital providers.
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
In accordance with ASU 2015-3, “Simplifying the Presentation of Debt Issuance Costs” (Topic 835), we present the unamortized debt issuance costs in the balance sheet as a direct deduction from the carrying value of the debt liability. At June 30, 2020 and December 31, 2019, the Notes consisted of the following:

(in millions)	June 30, 2020	December 31, 2019
Senior unsecured fixed rate notes
Principal	$143.8	$143.8
Less: unamortized debt issuance costs	(3.7)	(3.8)
Senior unsecured fixed rate notes, less unamortized debt issuance costs	$140.1	$140.0
In accordance with Article 10 of SEC Regulation S-X, we have elected to present condensed consolidating financial information in lieu of separate financial statements for the Subsidiary Issuer. The following tables present condensed consolidating financial information at June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019, of the Parent Guarantor and the Subsidiary Issuer. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.

The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations and cash flows of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2020
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$0.6	$3,402.0	$1,448.9	$—	$4,851.5
Cash	1.9	41.6	144.2	—	187.7
Accrued investment income	—	17.4	6.0	—	23.4
Premiums receivable	—	298.4	501.8	—	800.2
Reinsurance recoverables	—	1,740.3	1,202.5	—	2,942.8
Goodwill and other intangible assets, net	39.9	118.5	89.2	—	247.6
Deferred tax assets, net	—	11.7	7.2	—	18.9
Deferred acquisition costs, net	—	86.0	67.5	—	153.5
Ceded unearned premiums	—	337.4	319.1	—	656.5
Operating lease right-of-use assets	6.8	55.3	25.1	—	87.2
Other assets	9.6	146.2	258.9	—	414.7
Assets held for sale	—	12.4	0.3	—	12.7
Intercompany note receivable	—	72.9	(72.9)	—	—
Investments in subsidiaries	1,904.2	—	—	(1,904.2)	—
Total assets	$1,963.0	$6,340.1	$3,997.8	$(1,904.2)	$10,396.7
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$3,181.7	$2,034.6	$—	$5,216.3
Unearned premiums	—	900.7	580.5	—	1,481.2
Funds held and ceded reinsurance payable, net	—	566.7	542.7	—	1,109.4
Debt	153.4	284.4	140.9	—	578.7
Current income taxes payable, net	—	33.2	(6.1)	—	27.1
Accrued underwriting expenses and other liabilities	5.4	83.4	66.0	—	154.8
Operating lease liabilities	6.9	64.1	28.2	—	99.2
Due to (from) affiliates	67.3	(11.7)	11.7	(67.3)	—
Total liabilities	233.0	5,102.5	3,398.5	(67.3)	8,666.7
Total shareholders' equity	1,730.0	1,237.6	599.3	(1,836.9)	1,730.0
Total liabilities and shareholders' equity	$1,963.0	$6,340.1	$3,997.8	$(1,904.2)	$10,396.7
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

CONDENSED CONSOLIDATING STATEMENT OF (LOSS) INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2020
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$300.7	$132.7	$—	$433.4
Net investment income (expenses)	—	5.8	(4.3)	—	1.5
Fee and other income	—	0.6	1.4	—	2.0
Net realized investment gains (losses)	1.4	33.1	(14.4)	—	20.1
Total revenue	1.4	340.2	115.4	—	457.0
Expenses:
Losses and loss adjustment expenses	—	167.7	105.5	—	273.2
Underwriting, acquisition and insurance expenses	3.2	101.7	56.5	—	161.4
Other corporate expenses	2.6	(0.1)	—	—	2.5
Interest expense	1.1	4.0	1.7	—	6.8
Fee and other expense	—	0.6	0.4	—	1.0
Foreign currency exchange losses	—	—	6.4	—	6.4
Total expenses	6.9	273.9	170.5	—	451.3
(Loss) income before income taxes	(5.5)	66.3	(55.1)	—	5.7
Provision (benefit) for income taxes	—	15.8	(3.7)	—	12.1
Net (loss) income before equity in earnings of subsidiaries	(5.5)	50.5	(51.4)	—	(6.4)
Equity in undistributed earnings of subsidiaries	(0.9)	—	—	0.9	—
Net (loss) income	$(6.4)	$50.5	$(51.4)	$0.9	$(6.4)
(1)Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2019
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$260.1	$171.6	$—	$431.7
Net investment (expense) income	(0.6)	28.1	15.3	—	42.8
Fee and other income	—	0.7	1.4	—	2.1
Net realized investment (losses) gains	(0.1)	15.0	(2.9)	—	12.0
Total revenue	(0.7)	303.9	185.4	—	488.6
Expenses:
Losses and loss adjustment expenses	—	171.3	113.5	—	284.8
Underwriting, acquisition and insurance expenses	0.7	104.2	56.5	—	161.4
Other corporate expenses	7.5	—	—	—	7.5
Interest expense	1.7	5.2	2.4	—	9.3
Fee and other expense	—	0.9	0.4	—	1.3
Foreign currency exchange gains	—	(0.1)	(5.2)	—	(5.3)
Total expenses	9.9	281.5	167.6	—	459.0
(Loss) income before income taxes	(10.6)	22.4	17.8	—	29.6
Provision (benefit) for income taxes	—	3.3	(2.5)	—	0.8
Net (loss) income before equity in earnings of subsidiaries	(10.6)	19.1	20.3	—	28.8
Equity in undistributed earnings of subsidiaries	39.4	—	—	(39.4)	—
Net income	$28.8	$19.1	$20.3	$(39.4)	$28.8
(1)Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2020
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$602.2	$266.2	$—	$868.4
Net investment income	—	30.4	6.6	—	37.0
Fee and other income	—	1.4	2.7	—	4.1
Net realized investment gains (losses)	1.3	(7.5)	(9.8)	—	(16.0)
Total revenue	1.3	626.5	265.7	—	893.5
Expenses:
Losses and loss adjustment expenses	—	358.2	195.9	—	554.1
Underwriting, acquisition and insurance expenses	9.0	203.5	116.9	—	329.4
Other corporate expenses	5.2	0.6	—	—	5.8
Interest expense	2.5	8.3	3.7	—	14.5
Fee and other expense	—	1.3	0.9	—	2.2
Foreign currency exchange (gains) losses	—	(1.0)	4.4	—	3.4
Total expenses	16.7	570.9	321.8	—	909.4
(Loss) income before income taxes	(15.4)	55.6	(56.1)	—	(15.9)
Provision (benefit) for income taxes	—	9.9	(0.6)	—	9.3
Net (loss) income before equity in earnings of subsidiaries	(15.4)	45.7	(55.5)	—	(25.2)
Equity in undistributed earnings of subsidiaries	(9.8)	—	—	9.8	—
Net (loss) income	$(25.2)	$45.7	$(55.5)	$9.8	$(25.2)
(1)Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2019
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$526.6	$325.6	$—	$852.2
Net investment (expenses) income	(1.3)	51.9	26.1	—	76.7
Fee and other income	—	1.8	2.6	—	4.4
Net realized investment (losses) gains	(0.2)	60.9	3.8	—	64.5
Total revenue	(1.5)	641.2	358.1	—	997.8
Expenses:
Losses and loss adjustment expenses	—	329.3	193.4	—	522.7
Underwriting, acquisition and insurance expenses	0.9	208.3	112.4	—	321.6
Other corporate expenses	8.0	—	—	—	8.0
Interest expense	3.4	9.9	4.5	—	17.8
Fee and other expense	—	1.7	0.9	—	2.6
Foreign currency exchange losses (gains)	—	0.2	(4.8)	—	(4.6)
Total expenses	12.3	549.4	306.4	—	868.1
(Loss) income before income taxes	(13.8)	91.8	51.7	—	129.7
Provision (benefit) for income taxes	—	13.3	(3.6)	—	9.7
Net (loss) income before equity in earnings of subsidiaries	(13.8)	78.5	55.3	—	120.0
Equity in undistributed earnings of subsidiaries	133.8	—	—	(133.8)	—
Net income	$120.0	$78.5	$55.3	$(133.8)	$120.0
(1)Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2020
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$20.3	$(21.0)	$(102.4)	$—	$(103.1)
Cash flows from investing activities:
Proceeds from sales of investments	—	454.1	394.2	—	848.3
Maturities and mandatory calls of fixed maturity investments	—	184.4	70.6	—	255.0
Purchases of investments	—	(935.0)	(242.4)	—	(1,177.4)
Change in short-term investments and foreign regulatory deposits	(0.1)	270.9	(53.3)	—	217.5
Settlements of foreign currency exchange forward contracts	0.1	—	6.9	—	7.0
Sale of Trident's assets	—	38.0	—	—	38.0
Issuance of intercompany note, net	—	(15.0)	15.0	—	—
Purchases of fixed assets and other, net	—	33.6	(46.2)	—	(12.6)
Cash provided by investing activities	—	31.0	144.8	—	175.8
Cash flows from financing activities:
Activity under stock incentive plans	1.0	—	—	—	1.0
Payment of cash dividend to common shareholders	(21.3)	—	—	—	(21.3)
Cash used in financing activities	(20.3)	—	—	—	(20.3)
Effect of exchange rate changes on cash	—	—	(2.5)	—	(2.5)
Change in cash	—	10.0	39.9	—	49.9
Cash, beginning of year	1.9	31.6	104.3	—	137.8
Cash, end of period	$1.9	$41.6	$144.2	$—	$187.7
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
17.  Subsequent Event
On July 9, 2020, the Company consummated its public offering of 6,000,000 depositary shares (the “Depositary Shares”), each of which represents a 1/1,000th interest in a share of its 7.00% Resettable Fixed Rate Preference Shares, Series A, par value of $1.00 per share with a liquidation preference of $25,000 per share (equivalent to $25 per Depositary Share) (the “Preference Shares”).
Net proceeds from the sale of the Depositary Shares were approximately $144 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the offering to repay its term loan, which has $125 million principal remaining outstanding, and for working capital to support continued growth in insurance operations.
Dividends on the Preference Shares will be payable on a non-cumulative basis only when, as and if declared by our Board of Directors or a duly authorized committee thereof, quarterly in arrears on the 15th day of March, June, September, and December of each year, commencing on September 15, 2020, at a rate equal to 7.00% of the liquidation preference per annum (equivalent to $1,750 per Series A Preference Share and $1.75 per Depositary Share per annum) up to but excluding September 15, 2025. Beginning on September 15, 2025, any such dividends will be payable on a non-cumulative basis, only when, as and if declared by our Board of Directors or a duly authorized committee thereof, during each reset period, at a rate per annum equal to the Five-Year U.S. Treasury Rate as of the most recent reset dividend determination date (as described in the Company’s prospectus supplement dated July 7, 2020) plus 6.712% of the liquidation preference per annum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2020 compared with the three and six months ended June 30, 2019, and a discussion of our financial condition as of June 30, 2020. This discussion and analysis should be read in conjunction with the attached unaudited interim Condensed Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2020, including the audited Consolidated Financial Statements and notes thereto.
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
These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual events or results to differ materially. For a more detailed discussion of such risks and uncertainties, see Item 1A, “Risk Factors” in Argo Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as supplemented in Part II, Item 1A, “Risk Factors” of this report, and in other filings with the SEC. The inclusion of a forward-looking statement herein should not be regarded as a representation by Argo Group that Argo Group's objectives will be achieved. Argo Group undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on any such statements.
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

Consolidated Results of Operations
For the three and six months ended June 30, 2020, we reported a net loss of $6.4 million ($0.18 per diluted share) and $25.2 million ($0.73 per diluted share), respectively. For the three and six months ended June 30, 2019, we reported net income of $28.8 million ($0.83 per diluted share) and $120.0 million ($3.45 per diluted share), respectively.
The following is a comparison of selected data from our operations, as well as book value per common share, for the relevant comparative periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Gross written premiums	$799.6	$772.9	$1,625.5	$1,533.7
Earned premiums	$433.4	$431.7	$868.4	$852.2
Net investment income	1.5	42.8	37.0	76.7
Fee and other income	2.0	2.1	4.1	4.4
Net realized investment gains (losses):
Net realized investment gains (losses)	11.1	(0.6)	39.0	(2.3)
Change in fair value of equity securities	16.8	12.6	(22.5)	66.8
Credit losses on fixed maturity securities	(7.8)	—	(32.5)	—
Net realized investment gains (losses)	20.1	12.0	(16.0)	64.5
Total revenue	$457.0	$488.6	$893.5	$997.8
Income (loss) before income taxes	$5.7	$29.6	$(15.9)	$129.7
Income tax provision	12.1	0.8	9.3	9.7
Net (loss) income	$(6.4)	$28.8	$(25.2)	$120.0
Loss ratio	63.0%	66.0%	63.8%	61.3%
Expense ratio	37.3%	37.4%	37.9%	37.7%
Combined ratio	100.3%	103.4%	101.7%	99.0%

	June 30, 2020	December 31, 2019	June 30, 2019
Book value per common share	$49.94	$51.80	$56.28
Impact of COVID-19
The global COVID-19 pandemic has resulted in and is expected to continue to result in significant disruptions in economic activity and financial markets. COVID-19 has directly and indirectly adversely affected the Company and may continue to do so for an uncertain period of time. Beginning in March 2020, the pandemic and related economic conditions began to impact our results of operations. For the three and six months ended June 30, 2020, our underwriting results included net pre-tax charges of $17.4 million and $43.6 million, respectively, associated with COVID-19 and related economic conditions, primarily resulting from contingency and property exposures in the Company’s International Operations and property exposures in its U.S. Operations. Property losses relate to sub-limited affirmative business interruption coverage, primarily in certain International markets, as well as expected costs associated with claims handling. We also incurred net realized investment losses, largely attributable to the disruption in global financial markets. Our liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the first half of 2020. The extent to which COVID-19 will continue to impact our business will depend on future developments, and while we have recorded our best estimates of this impact as of and for the three and six months ended June 30, 2020, actual results in future periods could materially differ from those disclosed herein.
In March 2020, we transitioned all our employees to a remote working environment, leveraging our investments over the last several years in business contingency planning and digital solutions. This has allowed Argo Group and its business functions to operate successfully from the onset of the COVID-19 pandemic through the date of this filing. We are committed to serving the needs of our employees, customers, business partners and shareholders and have developed a COVID-19 response team to monitor our efforts around safeguarding our people, supporting our front office and business operations, understanding and managing our loss exposures and other risks associated with COVID-19. We also consistently seek to keep our employees, customers, business partners and shareholders informed.

Non-GAAP Measures
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

	For the Three Months Ended June 30,
	2020		2019
(in millions)	Amount	Ratio (1)	Amount	Ratio (1)
Earned premiums	$433.4		$431.7
Less:
Catastrophe-related premium adjustments - outward	(2.1)		—
Earned premiums, net of catastrophe-related adjustments	$435.5		$431.7

Losses and loss adjustment expenses, as reported	$273.2	63.0%	$284.8	66.0%
Less:
Unfavorable prior accident year loss development	(1.8)	(0.4)%	(22.3)	(5.2)%
Catastrophe losses, including COVID-19 (2)	(27.9)	(6.7)%	(6.5)	(1.5)%
Current accident year non-catastrophe losses (non-GAAP)	$243.5	55.9%	$256.0	59.3%
Non-catastrophe expense ratio (non-GAAP)		37.1%		37.4%
Current accident year non-catastrophe combined ratio (non-GAAP)		93.0%		96.7%
(1) For purposes of calculating the percentage points impact on the loss, expense and combined ratios, earned premiums were adjusted to exclude outward reinstatement and other catastrophe-related premium adjustments of $2.1 million the three months ended June 30, 2020.
(2) Catastrophe losses’ percentage point impact are calculated as the difference between the reported combined ratio and the combined ratio excluding incurred catastrophe losses and catastrophe-related premium adjustments.

	For the Six Months Ended June 30,
	2020		2019
(in millions)	Amount	Ratio (1)	Amount	Ratio (1)
Earned premiums	$868.4		$852.2
Less:
Catastrophe-related premium adjustments - outward	(2.1)		—
Earned premiums, net of catastrophe-related adjustments	$870.5		$852.2

Losses and loss adjustment expenses, as reported	$554.1	63.8%	$522.7	61.3%
Less:
Unfavorable prior accident year loss development	(4.5)	(0.5)%	(19.8)	(2.3)%
Catastrophe losses, including COVID-19 (2)	(57.0)	(6.7)%	(12.0)	(1.4)%
Current accident year non-catastrophe losses (non-GAAP)	$492.6	56.6%	$490.9	57.6%
Non-catastrophe expense ratio (non-GAAP)		37.8%		37.7%
Current accident year non-catastrophe combined ratio (non-GAAP)		94.4%		95.3%
(1) For purposes of calculating the percentage points impact on the loss, expense and combined ratios, earned premiums were adjusted to exclude outward reinstatement and other catastrophe-related premium adjustments of $2.1 million the six months ended June 30, 2020.
(2) Catastrophe losses’ percentage point impact are calculated as the difference between the reported combined ratio and the combined ratio excluding incurred catastrophe losses and catastrophe-related premium adjustments.

Gross Written and Earned Premiums
Consolidated gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended June 30,
	2020		2019
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$213.8	$76.9	$217.0	$74.3
Liability	299.4	196.2	302.9	201.9
Professional	155.1	88.0	118.0	68.2
Specialty	131.3	72.3	135.0	87.3
Total	$799.6	$433.4	$772.9	$431.7

	Six Months Ended June 30,
	2020		2019
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$402.2	$152.0	$436.2	$141.4
Liability	625.5	388.7	592.5	409.8
Professional	308.0	172.2	234.7	129.2
Specialty	289.8	155.5	270.3	171.8
Total	$1,625.5	$868.4	$1,533.7	$852.2
Consolidated gross written premiums increased $26.7 million, or 3.5%, for the three months ended June 30, 2020, as compared to the same period ended 2019, while net earned premiums increased $1.7 million, or 0.4%, for the comparative periods. For the six months ended June 30, 2020, consolidated gross written premiums increased $91.8 million, or 6.0%, as compared to the same period ended 2019, while net earned premiums increased $16.2 million, or 1.9%, for the comparative periods. Both U.S. Operations and International Operations saw overall rate increases for the three and six months ended June 30, 2020.
Our gross written and earned premiums are further discussed by reporting segment and major lines of business below under the heading "Segment Results."
Net Investment Income
Consolidated net investment income was $1.5 million and $37.0 million for the three and six months ended June 30, 2020, respectively, compared to $42.8 million and 76.7 million for the same periods ended 2019, as net investment income in both our core and alternative investment portfolios declined for the comparative periods. Our alternative investment portfolio, which is reported on a one to three-month lag, produced net investment losses of $23.4 million and $20.9 million for the three and six months ended June 30, 2020, respectively, compared to net investment income of $9.5 million and $11.4 million for the same periods ended 2019, reflecting the volatility in global financial markets concentrated in March 2020 due to COVID-19.
Our core investment portfolio produced net investment income of $24.9 million and $57.9 million for the three and six months ended June 30, 2020, respectively, compared to net investment income of $33.3 million and $65.3 million for the same periods ended 2019. The decline in the comparative periods was primarily due to a combination of our decision to hold highly liquid investments at the end of the first quarter of 2020 due to concerns around potential business impacts from COVID-19, as well as the drop in treasury rates and LIBOR impacting our reinvestment rate.
Net Realized Investment Gains/Losses
Consolidated net realized investment gains of $20.1 million for the three months ended June 30, 2020 included a $32.3 million gain recognized on the sale of our Trident Public Risk Solutions ("Trident") brand and underwriting platform and a $16.8 million increase in the fair value of equity securities. We also recognized a $7.8 million charge for expected credit losses on fixed maturity securities recognized under Accounting Standards Update ("ASU") 2016-13, "Measurement of Credit Losses on Financial Instruments," which was effective beginning on January 1, 2020. The remaining $21.2 net realized investment loss was primarily comprised of losses on sales of equity and fixed maturity securities of $10.9 million and $8.0 million, respectively.

Consolidated net realized investment gains of $12.0 million for the three months ended June 30, 2019 included a $12.6 million increase in the fair value of equity securities. The remaining $0.6 million net realized investment loss included recognizing $2.5 million in other-than-temporary impairment losses on fixed maturity securities and $1.2 million of foreign currency exchange losses. Partially offsetting these losses were realized gains of $3.1 million from the sale of fixed maturity and equity securities.
Consolidated net realized investment losses of $16.0 million for the six months ended June 30, 2020 included a $32.5 million charge for expected credit losses on fixed maturity securities recognized under Accounting Standards Update 2016-13, a $22.5 million decrease in the fair value of equity securities primarily attributable to the disruption in global financial markets due to COVID-19, as well as $12.5 million in losses on the sale of equity securities. Partially offsetting these losses was the $32.3 million gain recognized on the sale of Trident, a $15.2 million gain in the first quarter of 2020 on the conversion of a previously private equity holding in our other invested assets portfolio to a publicly traded equity security, with the remaining $4.0 million net realized investment gain primarily coming from sales of fixed maturities during the first quarter of 2020.
Consolidated net realized investment gains of $64.5 million for the six months ended June 30, 2019 included a $66.8 million increase in the fair value of equity securities. The remaining $2.3 million net realized investment loss included recognizing $6.8 million in other-than-temporary impairment losses on fixed maturity securities and $0.4 million of net foreign currency exchange losses, partially offset by realized gains of $4.9 million from the sale of fixed maturity and equity securities.
Loss and Loss Adjustment Expenses
The consolidated loss ratio for the three months ended June 30, 2020 was 63.0%, compared to 66.0% for the same period in 2019. The lower loss ratio in the second quarter of 2020 is driven by a year-over-year improvement of 3.4 percentage points in the current accident year non-catastrophe loss ratio, largely due to rate improvements achieved over the last several quarters, as well as a reduction in claim activity, a 4.8 percentage point improvement in the net unfavorable prior-year reserve development, offset by a 5.2 percentage point increase in catastrophe losses, which included COVID 19-related losses. Catastrophe losses in the second quarter of 2020 included $17.4 million for COVID-19-related claims.
The consolidated loss ratio for the six months ended June 30, 2020 was 63.8%, compared to 61.3% for the same period in 2019, driven by an increase in catastrophe losses (5.3 percentage points), which included COVID 19-related losses, partially offset by a decrease in net unfavorable prior-year reserve development during the first six months of 2020 (1.8 percentage points), and a decrease in the current accident year non-catastrophe loss ratio (1.0 percentage points). Catastrophe losses during the first six months of 2020 included $43.6 million for COVID-19-related claims.
The following table summarizes the above referenced prior-year loss reserve development for the six months ended June 30, 2020 with respect to net loss reserves by line of business as of December 31, 2019. Our loss and loss adjustment expenses, including the prior-year loss reserve development shown in the following table, are further discussed by reporting segment below under the heading "Segment Results."

(in millions)	Net Reserves 2019	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2019 Net Reserves
General liability	$1,533.3	$9.9	0.6%
Workers compensation	309.2	1.1	0.4%
Syndicate liability	197.8	5.0	2.5%
Commercial multi-peril	163.9	(3.5)	(2.1)%
Commercial auto liability	109.7	6.3	5.7%
Fidelity/Surety	50.5	(11.8)	(23.4)%
Syndicate and U.S. special property	23.7	1.6	6.8%
Syndicate Specialty	17.9	(3.4)	(19.0)%
All other lines	316.7	(0.7)	(0.2)%
Total	$2,722.7	$4.5	0.2%

Consolidated gross reserves for losses and loss adjustment expenses were $5,216.3 million (including $230.6 million of reserves attributable to our Syndicate 1200 and 1910 trade capital providers) and $4,735.7 million (including $216.2 million of reserves attributable to our Syndicate 1200 and 1910 trade capital providers) as of June 30, 2020 and 2019, respectively. Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.
Underwriting, Acquisition and Insurance Expenses
Consolidated underwriting, acquisition and insurance expenses were $161.4 million for both the three months ended June 30, 2020 and 2019, and $329.4 million and $321.6 million for six months ended June 30, 2020 and 2019, respectively. The expense ratios for the comparative three and six month periods ended June 30, 2020 and 2019 were relatively flat, at 37.3% and 37.4% for the three months ended June 30, 2020 and 2019, respectively, and 37.9% and 37.7% for the six months ended June 30, 2020 and 2019, respectively. Expense ratios for our U.S. Operations improved for both the three and six month comparative periods, while International Operations experienced deterioration for both periods. Our underwriting, acquisition and insurance expenses are further discussed by reporting segment below under the heading "Segment Results."
Interest Expense
Consolidated interest expense was $6.8 million and $14.5 million for the three and six months ended June 30, 2020, respectively, compared to $9.3 million and $17.8 million for the same periods in 2019. The decreases were due to significant reductions in short-term LIBOR rates during the first six months of 2020 as compared to the same period in 2019.
Foreign Currency Exchange Gains/Losses
Consolidated foreign currency exchange losses were $6.4 million and $3.4 million for the three and six months ended June 30, 2020, respectively, as compared to foreign currency exchange gains of $5.3 million and $4.6 million for the three and six months ended June 30, 2019, respectively. The changes in the foreign currency exchange gains/losses were due to fluctuations of the U.S. Dollar, on a weighted average basis, against the currencies in which we transact our business. For the three months ended June 30, 2020, the foreign currency exchange losses were primarily driven by the U.S. Dollar weakening against the Euro, Australian Dollar and Canadian Dollar. For the six months ended June 30, 2020, the foreign currency exchange losses were primarily driven by the U.S. Dollar weakening against Euro, partially offset by the U.S. Dollar strengthening against the British Pound and the Canadian dollar. For the three months ended June 30, 2019, the foreign currency exchange gains were primarily driven by the U.S. Dollar strengthening against the British Pound and the Australian Dollar. For the six months ended June 30, 2019, the foreign currency exchange gains were primarily driven by the U.S. Dollar strengthening against the Euro and the Australian Dollar, partially offset by weakening against the Canadian Dollar.
Other Corporate Expenses
During the three and six months ended June 30, 2020, we incurred other corporate expenses of $2.5 million and $5.8 million, respectively, compared to $7.5 million and $8.0 million for the three and six months ended June 30, 2019. These costs were incurred in connection with the previously disclosed corporate governance and compensation matters, including responding to the 2019 subpoena from the SEC related to the Company’s disclosure of certain compensation-related perquisites received by the Company’s former chief executive officer. During the second quarter of 2020, the Company reached a settlement with the SEC related to its investigation, which required that the Company pay an approximately $900,000 civil penalty, and is included in the other corporate expenses for the three and six months ended June 30, 2020.
These non-recurring costs are included in the line item “Other corporate expenses” in the Company’s Consolidated Statements of (Loss) Income, and have been excluded from the calculation of our expense ratio.

Income Tax Provision
The consolidated provision for income taxes was $12.1 million and $9.3 million for the three and six months ended June 30, 2020, respectively, compared to $0.8 million and $9.7 million for the same periods ended 2019. The consolidated income tax provision represents the income tax expense or benefit associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the consolidated provision for income taxes represents taxes on net income for our Belgium, Brazil, Ireland, Italy, Malta, Switzerland, United Kingdom, and U.S. operations. The consolidated effective tax rates were 209.4% and (58.7)% for the three and six months ended June 30, 2020, respectively, compared to consolidated effective tax rates of 2.9% and 7.5% for the same periods ended 2019. The increases in the effective tax rates for the three and six months ended June 30, 2020 was due to the jurisdictional mix of taxable income coupled with losses concentrated in preferential taxing jurisdictions compared to the respective periods in 2019.
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

U.S. Operations
The following table summarizes the results of operations for the U.S. Operations segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Gross written premiums	$480.2	$453.6	$956.7	$864.3
Earned premiums	$301.6	$284.0	$604.1	$557.8
Losses and loss adjustment expenses	171.2	162.9	360.8	317.7
Underwriting, acquisition and insurance expenses	95.6	91.7	191.7	185.9
Underwriting income	34.8	29.4	51.6	54.2
Net investment income	0.8	29.6	26.0	52.7
Interest expense	(4.2)	(5.7)	(9.1)	(10.9)
Fee and other income	—	—	—	0.3
Fee and other expense	(0.2)	(0.1)	(0.4)	(0.2)
Income before income taxes	$31.2	$53.2	$68.1	$96.1
Loss ratio	56.8%	57.4%	59.8%	57.0%
Expense ratio	31.7%	32.3%	31.7%	33.3%
Combined ratio	88.5%	89.7%	91.5%	90.3%
The following table contains reconciliations of certain non-GAAP financial measures, specifically the current accident year non-catastrophe loss, expense and combined ratios, to their most directly comparable GAAP measures for our U.S. Operations.

	For the Three Months Ended June 30,
	2020		2019
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$301.6		$284.0

Losses and loss adjustment expenses, as reported	$171.2	56.8%	$162.9	57.4%
Less:
Favorable prior accident year loss development	0.6	0.2%	5.1	1.8%
Catastrophe losses, including COVID-19 (1)	(6.5)	(2.2)%	(4.2)	(1.5)%
Current accident year non-catastrophe losses (non-GAAP)	$165.3	54.8%	$163.8	57.7%
Expense ratio		31.7%		32.3%
Current accident year non-catastrophe combined ratio (non-GAAP)		86.5%		90.0%
(1) Catastrophe losses’ percentage point impact are calculated as the difference between the reported combined ratio and the combined ratio excluding incurred catastrophe losses and catastrophe-related premium adjustments.

	For the Six Months Ended June 30,
	2020		2019
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$604.1		$557.8

Losses and loss adjustment expenses, as reported	$360.8	59.8%	$317.7	57.0%
Less:
(Unfavorable) favorable prior accident year loss development	(2.7)	(0.4)%	9.1	1.6%
Catastrophe losses, including COVID-19 (1)	(16.0)	(2.7)%	(8.2)	(1.5)%
Current accident year non-catastrophe losses (non-GAAP)	$342.1	56.7%	$318.6	57.1%
Expense ratio		31.7%		33.3%
Current accident year non-catastrophe combined ratio (non-GAAP)		88.4%		90.4%
(1) Catastrophe losses’ percentage point impact are calculated as the difference between the reported combined ratio and the combined ratio excluding incurred catastrophe losses and catastrophe-related premium adjustments.
Gross Written and Earned Premiums
Gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended June 30,
	2020		2019
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$81.5	$41.3	$78.0	$33.3
Liability	242.9	169.9	256.4	175.4
Professional	103.8	58.6	75.9	43.6
Specialty	52.0	31.8	43.3	31.7
Total	$480.2	$301.6	$453.6	$284.0

	For the Six Months Ended June 30,
	2020		2019
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$146.7	$80.7	$142.2	$64.8
Liability	512.8	342.2	499.0	353.9
Professional	201.0	114.1	136.7	75.4
Specialty	96.2	67.1	86.4	63.7
Total	$956.7	$604.1	$864.3	$557.8
Property
The increase in gross written premiums for the three months ended June 30, 2020 compared to the same period in 2019 was primarily driven by growth in the fronted property program and inland marine, partially offset by a decrease in excess and surplus (“E&S”) property. The $4.5 million increase in gross written premium for the six months ended June 30, 2020 compared to the same period in 2019 was attributable to the new business growth in inland marine and improved premium rates in E&S property and contract binding units. The increases in net earned premium for three and six months ended June 30, 2020 compared to the same periods in 2019 were driven by the premium growth achieved in property, inland marine, contract binding and programs units over the past few quarters.

Liability
The decrease in gross written premium for the three months ended June 30, 2020 compared to the same period in 2019 was a result of the economic shutdown in the U.S. during the second quarter. This decreased exposures, which premiums are based on, (such as payroll and sales receipts) and hampered new business growth. The shutdown impacted most of the business units in the U.S. that write liability lines. The retail-grocery unit and the environmental unit were the two exceptions that increased written premiums year over year. The increase in gross written premium for the six months ended June 30, 2020 compared to the same period in 2019 was a result of strong production in the first quarter that offset the weaker second quarter. The decreases in net earned premium for the three and six months ended June 30, 2020 compared to the same period in 2019 were due to the difference in business mix, as increased production from the general casualty and programs units from prior quarters has resulted in a substantial year-over-year increase in gross earned premium, but these units cede significantly more premium to reinsurers than the other units which either contracted or grew by a much lower margin.
Professional
The gross written and net earned premiums increased for the three and six months ended June 30, 2020, as compared to the same periods in 2019, due to the favorable rate environment and new business growth in management liability and errors and omissions products.
Specialty
The increase in gross written premiums for the three and six months ended June 30, 2020 compared to the same periods in 2019 were mostly attributed to the growth in surety business, partially offset by reduced specialty programs business due to weaker livestock prices impacting animal mortality premium rates. The net earned premium for the three months ended June 30, 2020 compared to the same period in 2019 only increased by $0.1 million as the growth in surety net earned premium was mostly offset by the decrease of net earned premium in the animal mortality programs. The $3.4 million increase in the net earned premium for the six months ended June 30, 2020 compared to the same period in 2019 was primarily driven by the surety unit, as well.
Loss and Loss Adjustment Expenses
The loss ratio for the second quarter of 2020 was 56.8% compared to 57.4% for the second quarter of 2019. The reduced loss ratio was driven by a year-over-year improvement of 2.9 percentage points in the current accident year non-catastrophe loss ratio, largely due to the stronger pricing and lower loss activity experienced during 2020, partially offset by a 1.6 percentage point increase in net unfavorable prior-year reserve development and a 0.7 percentage point increase in catastrophe losses, which includes COVID-19-related claims.
The loss ratios for the six months ended June 30, 2020 and 2019 were 59.8% and 57.0%, respectively. The higher loss ratio in the first six months of 2020 was driven by deterioration of 2.0 percentage points from net unfavorable prior-year reserve development in the first six months of 2020 (0.4 percentage points) compared to net favorable prior-year reserve development in the first six months of 2019 (1.6 percentage points), a 1.2 percentage point impact from an increase in catastrophe losses, which includes COVID-19-related claims, partially offset by a 0.4 percentage point improvement in the current accident year non-catastrophe loss ratio.
The current accident year non-catastrophe loss ratios for the three and six months ended June 30, 2020 were 54.8% and 57.7%, respectively, compared to 56.7% and 57.1% for the three and six months ended June 30, 2019, respectively. The decreases in the ratios for both the three and six month periods primarily relate to rate improvement achieved over the past several quarters as well as reduced claim activity during the first half of 2020.
Net favorable prior-year reserve development for the second quarter of 2020 was $0.6 million and primarily related to favorable development in specialty lines related to our surety and construction businesses, partially offset by unfavorable development in liability and special property lines. Net unfavorable prior year development for the first six months of 2020 was $2.7 million, driven by unfavorable development in general liability, commercial auto liability and special property, partially offset by favorable development in specialty related to our surety business unit. Net favorable prior-year reserve development for the second quarter of 2019 was $5.1 million and related primarily to liability lines, partially offset by unfavorable development in professional and property lines. Net favorable prior-year reserve development for the first six months of 2019 was $9.1 million and related primarily to liability and specialty lines, partially offset by unfavorable development in our professional and property lines.

Catastrophe losses for the second quarter and first six months of 2020 were $6.5 million and $16.0 million, respectively, which included $1.0 million and $8.5 million, respectively, associated with COVID-19, primarily on expected costs associated with potential litigation related to property exposures. The remaining catastrophe losses for the second quarter and first six months of 2020 were mainly attributable to various small U.S. storms and losses associated with civil unrest and social demonstrations, including riots in some locations, across the U.S. Catastrophe losses for the second quarter and first six months of 2019 were $4.2 million and $8.2 million, respectively, and primarily related to Midwest floods.
Underwriting, Acquisition and Insurance Expenses
The expense ratio was 31.7% for both the second quarter and first six months of 2020, as compared to 32.3% and 33.3% for the same periods in 2019, respectively. The improvements in the ratios were primarily attributable to the impact of increased earned premiums and earning higher ceding commissions on certain reinsurance contracts during the first three and six months of 2020 compared to the same periods in 2019.
International Operations
The following table summarizes the results of operations for the International Operations segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Gross written premiums	$319.3	$319.2	$668.5	$669.3
Earned premiums	$131.8	$147.6	$264.1	$294.3
Losses and loss adjustment expenses	101.1	120.9	192.6	203.3
Underwriting, acquisition and insurance expenses	57.6	57.1	117.9	112.2
Underwriting loss	(26.9)	(30.4)	(46.4)	(21.2)
Net investment income	0.5	11.5	9.1	20.6
Interest expense	(2.0)	(3.1)	(4.3)	(5.9)
Fee and other income	1.4	1.4	2.7	2.6
Fee and other expense	(0.5)	(0.4)	(0.9)	(0.9)
Loss before income taxes	$(27.5)	$(21.0)	$(39.8)	$(4.8)
Loss ratio	76.7%	81.9%	72.9%	69.1%
Expense ratio	43.7%	38.7%	44.7%	38.1%
Combined ratio	120.4%	120.6%	117.6%	107.2%

The following table contains reconciliations of certain non-GAAP financial measures, specifically the current accident year non-catastrophe loss, expense and combined ratios, to their most directly comparable GAAP measures for our International Operations.

	For the Three Months Ended June 30,
	2020		2019
(in millions)	Amount	Ratio (1)	Amount	Ratio (1)
Earned premiums	$131.8		$147.6
Less:
Catastrophe-related premium adjustments - outward	(2.1)		—
Earned premiums, net of catastrophe-related adjustments	$133.9		$147.6

Losses and loss adjustment expenses, as reported	$101.1	76.7%	$120.9	81.9%
Less:
Unfavorable prior accident year loss development	(1.5)	(1.1)%	(26.4)	(17.9)%
Catastrophe losses, including COVID-19 (2)	(21.4)	(17.2)%	(2.3)	(1.6)%
Current accident year non-catastrophe losses (non-GAAP)	$78.2	58.4%	$92.2	62.4%
Non-catastrophe expense ratio (non-GAAP)		43.0%		38.7%
Current accident year non-catastrophe combined ratio (non-GAAP)		101.4%		101.1%
(1) For purposes of calculating the percentage points impact on the loss, expense and combined ratios, earned premiums were adjusted to exclude outward reinstatement and other catastrophe-related premium adjustments of $2.1 million the three months ended June 30, 2020.
(2) Catastrophe losses’ percentage point impact are calculated as the difference between the reported combined ratio and the combined ratio excluding incurred catastrophe losses and catastrophe-related premium adjustments.

	For the Six Months Ended June 30,
	2020		2019
(in millions)	Amount	Ratio (1)	Amount	Ratio (1)
Earned premiums	$264.1		$294.3
Less:
Catastrophe-related premium adjustments - outward	(2.1)		—
Earned premiums, net of catastrophe-related adjustments	$266.2		$294.3

Losses and loss adjustment expenses, as reported	$192.6	72.9%	$203.3	69.1%
Less:
Unfavorable prior accident year loss development	(1.1)	(0.4)%	(27.2)	(9.2)%
Catastrophe losses, including COVID-19 (2)	(41.0)	(16.0)%	(3.8)	(1.3)%
Current accident year non-catastrophe losses (non-GAAP)	$150.5	56.5%	$172.3	58.6%
Non-catastrophe expense ratio (non-GAAP)		44.3%		38.1%
Current accident year non-catastrophe combined ratio (non-GAAP)		100.8%		96.7%
(1) For purposes of calculating the percentage points impact on the loss, expense and combined ratios, earned premiums were adjusted to exclude outward reinstatement and other catastrophe-related premium adjustments of $2.1 million the six months ended June 30, 2020.
(2) Catastrophe losses’ percentage point impact are calculated as the difference between the reported combined ratio and the combined ratio excluding incurred catastrophe losses and catastrophe-related premium adjustments.

Gross Written and Earned Premiums
Gross written and earned premiums by our four primary insurance and reinsurance lines were as follows:

	For the Three Months Ended June 30,
	2020		2019
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$132.3	$35.6	$139.0	$41.0
Liability	56.4	26.3	46.4	26.4
Professional	51.3	29.4	42.1	24.6
Specialty	79.3	40.5	91.7	55.6
Total	$319.3	$131.8	$319.2	$147.6

	For the Six Months Ended June 30,
	2020		2019
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$255.5	$71.3	$294.0	$76.6
Liability	112.4	46.3	93.4	55.8
Professional	107.0	58.1	98.0	53.8
Specialty	193.6	88.4	183.9	108.1
Total	$668.5	$264.1	$669.3	$294.3
Property
The decreases in gross written and net earned premiums for the three and six months ended June 30, 2020 as compared to the same periods in 2019 were due to targeted reductions in our U.S. Property Reinsurance book and continued optimization work in Syndicate 1200 and Europe, partially offset by an improved rate environment and increased new business accounts in our Bermuda Insurance operation.
Liability
The increase in gross written premiums for the three and six months ended June 30, 2020 as compared to the same periods in 2019 was due to new U.S. Casualty Treaty business and growth in our International Casualty Treaty business in our Reinsurance operation, as well as favorable rate changes in our Bermuda Insurance operation. Net earned premiums for the second quarter of 2020 were relatively flat as the increase in gross written premiums was offset by additional outwards reinsurance. Net earned premiums decreased in the first six months of 2020 as compared to the same period in 2019 due to lower premium in Syndicate 1200 general liability, as well as the cancellation of several coverholders and the open market portfolio in our Europe operations.
Professional
The increases in gross written and net earned premiums for the three and six months ended June 30, 2020 as compared to the same periods in 2019 were due to growth in Europe and Bermuda Insurance primarily as a result of favorable rate changes and new and expanded business, as well as growth in Syndicate 1200 driven by new warranty and indemnity business.
Specialty
Specialty gross written and net earned premiums decreased for the three months ended June 30, 2020 as compared to the same period in 2019. This decrease was driven by lower written premiums in Syndicate 1200, mainly due to re-underwriting efforts in accident and health and the impact of COVID-19 to the political risks, and contingency events markets, as well as lower written and earned premiums in Reinsurance resulting from no longer underwriting a large fronting arrangement.

The increase in gross written premiums for the six months ended June 30, 2020 as compared to the same period in 2019 was mainly concentrated in our Reinsurance business and driven by higher marine premiums as a result of new business accounts. Net earned premiums decreased in the first half of 2020 as compared to 2019 driven by business mix and earnings patterns, no longer underwriting the aforementioned large fronting arrangement and increasing our use of outwards reinsurance on business written in the current period.
Loss and Loss Adjustment Expenses
The loss ratio for the second quarter of 2020 was 76.7% compared to 81.9% for the second quarter of 2019. The reduced loss ratio was driven by a year-over-year improvement of 16.8 percentage points from lower net unfavorable prior-year reserve development in the second quarter of 2020 compared to the second quarter of 2019, an improvement of 4.0 percentage points in the current accident year non-catastrophe loss ratio, due in part to the stronger pricing experienced during 2020, partially offset by a 15.6 percentage point increase in catastrophe losses, which includes 13.4 percentage points from COVID-19-related claims.
The loss ratios for the six months ended June 30, 2020 and 2019 were 72.9% and 69.1%, respectively. The increase in the loss ratio includes 14.7 percentage points resulting from higher catastrophe losses in the first six months of 2020, which includes 13.7 percentage points from COVID-19 related claims, partially offset by a year-over-year improvement of 8.8 percentage points from lower net unfavorable prior-year reserve development in the second quarter of 2020 compared to the second quarter of 2019 and a 2.1 percentage point improvement in the current accident year non-catastrophe loss ratio.
The current accident year non-catastrophe loss ratios for the three and six months ended June 30, 2020 were 58.4% and 56.5%, respectively, compared to 62.4% and 58.6% for the three and six months ended June 30, 2019, respectively. The decrease in the ratio for the second quarter of 2020 compared to the same period in 2019 primarily relates to rate increases earning through earned premiums, the results of re-underwriting actions across multiple divisions in Syndicate 1200 and improvements in Europe. The decrease in the ratio for the first six months of 2020 compared to the same period in 2019 primarily relates to the improvements in current accident year non-catastrophe loss ratios for Syndicate 1200 and Reinsurance, partially offset by increases in Bermuda Insurance and Europe.
Net unfavorable prior-year reserve development for the second quarter of 2020 was $1.5 million and primarily related to unfavorable development in Europe's surety business. Net unfavorable prior-year reserve development for the first six months of 2020 was $1.1 million and primarily related to unfavorable development in general liability and Europe's surety business, partially offset by favorable development in special property and specialty lines. Net unfavorable prior-year reserve development for the second quarter and first six months of 2019 was $26.4 million and $27.2 million, respectively, which was primarily related to certain liability, property and specialty lines. The liability charges included public utility business in our Bermuda casualty division, which we previously exited, and to a lesser extent our European and Syndicate 1200 operations. Related to Europe, the adverse development primarily related to certain cover-holders whose contracts were previously terminated. Related to Syndicate 1200, the adverse development related to businesses that we have previously exited or where aggressive remedial underwriting actions were taken.
The timing of recognizing the $26.4 million unfavorable development during the second quarter of 2019 was primarily due to obtaining additional information on several individual claims, including reports provided by outside counsel, audits of the underlying losses and recent jury awards. The result was an increase in the number of claims with the potential for underlying losses to reach our attachment point, particularly on aggregate treaty contracts within our Bermuda Operations. The second quarter of 2019 unfavorable development was also attributable to the results of audits during the period, underwriting reviews, and updated data from third party cover-holders, which included the identification of differences from original expectations with regard to the classes written, the distribution of writings by geography, and the rates charged by the cover-holders.
Catastrophe losses for the second quarter and first six months of 2020 were $21.4 million and $41.0 million, respectively, which included $16.4 million and $35.1 million, respectively, associated with COVID-19, primarily resulting from contingency and property exposures. The property losses relate to sub-limited affirmative business interruption coverage in certain International markets, as well as expected costs associated with potential litigation. The remaining catastrophe losses for the second quarter and first six months of 2020 were mainly attributable to storms in Europe and losses associated with civil unrest and social demonstrations, including riots in some locations, across the U.S. Catastrophe losses for the second quarter of 2019 were $2.3 million and related to U.S. storms, including losses from flooding. Catastrophe losses for the first six months of 2019 were $3.8 million and related to the aforementioned U.S. storms during the second quarter and first quarter floods in Australia.

Underwriting, Acquisition and Insurance Expenses
The expense ratios for the three and six months ended June 30, 2020 were 43.7% and 44.7%, respectively, compared to 38.7% and 38.1% for the same periods in 2019. The increases in the expense ratios were primarily driven by an increase in non-acquisition expenses in our Lloyd's syndicates due to decreasing our use of third-party capital at Lloyd's and, as such, retaining certain costs in the first half of 2020 that were previously allocated to trade capital providers. As a result of increasing our participation in the syndicates, we anticipate higher earned premiums relative to the level of expenses retained in future quarters. The expense ratio in the first half of 2020 was also adversely impacted by increased non-acquisition costs in our Europe operations, including severance costs, as well as a slight increase in acquisition costs in Syndicate 1200 related to both business mix and a lower earned premium base in 2020.
Fee and Other Income/Expense
Fee and other income and fee and other expense represent amounts we receive, and costs we incur, in connection with the management of third-party capital for our underwriting Syndicates at Lloyd’s. Fee and other income and fee and other expense were relatively flat for the three and six months ended June 30, 2020 as compared to the same periods ended 2019.
Run-off Lines
The following table summarizes the results of operations for the Run-off Lines segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Earned premiums	$—	$0.1	$0.2	$0.1
Losses and loss adjustment expenses	(0.9)	(1.0)	(0.7)	(1.7)
Underwriting, acquisition and insurance expenses	(0.2)	(1.1)	(1.1)	(0.9)
Underwriting loss	(1.1)	(2.0)	(1.6)	(2.5)
Net investment income	0.1	1.3	1.3	2.7
Interest expense	(0.3)	(0.4)	(0.5)	(0.7)
Loss before income taxes	$(1.3)	$(1.1)	$(0.8)	$(0.5)
Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses for both the three months ended June 30, 2020 and 2019 were the result of unfavorable loss reserve development on prior accident in other run-off lines.
Losses and loss adjustment expenses for the six months ended June 30, 2020 were the result of unfavorable loss reserve development on prior accident years other run-off lines, partially offset by favorable development in risk management workers compensation reserves. Losses and loss adjustment expenses for the six months ended June 30, 2019 were the result of net unfavorable loss reserve development on prior accident years in other run-off lines, partially offset by net favorable loss reserve development on prior accident years in risk management.
The following table represents a reconciliation of total gross and net reserves for the Run-off Lines. Amounts in the net column are reduced by reinsurance recoverables.

	For the Six Months Ended June 30,
	2020		2019
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$52.6	$43.8	$54.7	$46.2
Incurred losses	0.5	0.5	0.5	0.5
Losses paid	(5.9)	(4.6)	(5.7)	(4.8)
Loss reserves - asbestos and environmental, end of period	47.2	39.7	49.5	41.9
Risk-management reserves	182.6	114.6	191.5	119.3
Run-off reinsurance reserves	0.5	0.5	1.6	1.6
Other run-off lines	11.6	7.0	11.8	6.7
Total loss reserves - Run-off Lines	$241.9	$161.8	$254.4	$169.5

Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the Run-off Lines segment consist primarily of administrative expenses. The decrease in underwriting expenses for the second quarter 2020, as compared to the same period ended 2019, was primarily attributable to a combination of decreased overhead expenses and a reduction in previously accrued contingent commission.
The underwriting expense for the six months ended June 30, 2020 was relatively flat as compared to the same period ended 2019.
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
Our liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the first half of 2020.
Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoveries and the payment of losses, expenses and outward reinsurance premiums. For the six months ended June 30, 2020 and 2019, net cash used in operating activities was $103.1 million and $4.9 million, respectively. The increase in net cash flows used in operating activities for the first half of 2020, as compared to the same period in 2019, was attributable to various fluctuations within our operating activities, and primarily related to the timing of reinsurance recoveries and premium cash receipts in the respective periods.
For the six months ended June 30, 2020 and 2019, net cash provided by investing activities was $175.8 million and $70.3 million, respectively. Included in the net cash provided by investing activities for the six month ended June 30, 2020 was the $38 million cash inflow related to the sale of Trident's assets. The remaining increase in cash provided by investing was mainly the result of the increase in the proceeds from sale of short-term and other long-term investments, increase in the proceeds from maturities of fixed maturities, partially offset by an increase in purchase of fixed securities. As of June 30, 2020, $612.1 million of the investment portfolio was invested in short-term investments.
For the six months ended June 30, 2020 and 2019, net cash used in financing activities was $20.3 million and $21.8 million, respectively. During the six months ended June 30, 2020 and 2019, we did not repurchase any common shares. We paid cash dividends to our shareholders totaling $21.3 million and $22.7 million during the six months ended June 30, 2020 and 2019, respectively.
Revolving Credit Facility and Term Loan.
On November 2, 2018, each of Argo Group, Argo Group U.S., Inc., Argo International Holdings Limited, and Argo Underwriting Agency Limited (the “Borrowers”) entered into a $325 million credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement replaced the prior $325 million Credit Agreement (the "Prior Agreement"), dated as of March 3, 2017. In connection with the consummation of the Credit Agreement, Argo Group International Holdings, Ltd. borrowed $125 million as a term loan due on November 2, 2021, which amount was used on November 2, 2018 to pay off in its entirety the $125 million of borrowings previously outstanding under the Prior Agreement. In addition, the Credit Agreement provided for a $200 million revolving credit facility, and the commitments thereunder shall expire on November 2, 2023 unless extended in accordance with the terms of the Credit Agreement. At June 30, 2020, the $125.0 million drawn on this term loan remained outstanding. The term loan bears interest based on a variable rate, which resets and is payable based on reset options we select pursuant to the terms of the Credit Agreement. As of June 30, 2020, the interest rate on this debt was equal to the three-month LIBOR (0.32% at June 30, 2020) plus 125 basis points, or 1.57%.
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
Included in the Credit Agreement is a provision that allows up to $200.0 million of the revolving credit facility to be used for letters of credit (“LOCs”), subject to availability. As of June 30, 2020, there were no borrowings outstanding and $70.5 million in LOCs against the revolving credit facility.
Argo Common Shares and Dividends
In the six months ended June 30, 2020, our Board of Directors declared quarterly cash dividends in the aggregate amount of $0.62 per share. Cash dividends paid for the six months ended June 30, 2020 were $21.3 million.
On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization superseded all the previous repurchase authorizations. Shares purchased are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of June 30, 2020, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
Preferred Stock Offering
On July 9, 2020, the Company consummated its public offering of 6,000,000 depositary shares (the "Depositary Shares"), each of which represents a 1/1,000th interest in a share of its 7.00% Resettable Fixed Rate Preference Shares, Series A, par value of $1.00 per share with a liquidation preference of $25,000 per share (equivalent to $25 per Depositary Share) (the "Preference Shares").
Net proceeds from the sale of the Depositary Shares were approximately $144 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The Company intends to use the net proceeds to repay its term loan, which has $125 million principal remaining outstanding, and for working capital to support continued growth in insurance operations.
Dividends to the Preferences Shares will be payable on a non-cumulative basis only when, as and if declared by our Board of Directors or a duly authorized committee thereof, quarterly in arrears on the 15th of March, June, September, and December of each year, commencing on September 15, 2020, at a rate equal to 7.00% of the liquidation preference per annum (equivalent to $1,750 per Series A Preference Share and $1.75 per Depositary Share per annum) up to but excluding September 15, 2025. Beginning on September 15, 2025, any such dividends will be payable on a non-cumulative basis, only when, as and if declared by our Board of Directors or a duly authorized committee thereof, during each reset period, at a rate per annum equal to the Five-Year U.S. Treasury Rate as of the most recent reset dividend determination date (as described in the Company’s prospectus supplement dated July 7, 2020) plus 6.712% of the liquidation preference per annum.
Refer to Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2019 that Argo Group filed with the SEC on February 28, 2020 for further discussion of Argo Group’s liquidity.
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
On an overall basis, our exposure to market risk has not significantly changed from that reported in our Annual Report on Form 10-K for the year ended December 31, 2019. However, the COVID-19 pandemic does present new and emerging uncertainty to the financial markets. See further discussion in Item 2 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations".
Interest Rate Risk
Our primary market risk exposure is the exposure of our fixed maturity investment portfolio to interest rate risk and the changes in interest rates. Fluctuations in interest rates have a direct impact on the fair valuation of these securities. As interest rates rise, the fair value of our fixed maturity portfolio falls, and the converse is also true. We manage interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates. The model duration of the assets comprising our fixed maturity investment portfolio was 2.09 years and 2.41 years at June 30, 2020 and December 31, 2019, respectively.
Credit Risk
We have exposure to credit risk on losses recoverable from reinsurers and receivables from insureds. Our controls to mitigate this risk include limiting our exposure to any one counterparty, evaluating the financial strength of our reinsurers, generally requiring minimum credit ratings and in certain cases receiving collateral from our reinsurers and insureds.
We also have exposure to credit risk in our investment holdings. Our risk management strategy and investment policy attempts to mitigate this risk by primarily investing in debt instruments of high credit quality issuers, limiting credit concentration, monitoring the credit quality of issuers and counterparties and diversifying issuers. The weighted average rating of our fixed maturity investments was A+ with 90.3% and 88.3% rated investment grade or better (BBB- or higher) at June 30, 2020 and December 31, 2019, respectively.
Our portfolio also includes alternative investments with a carrying value at June 30, 2020 and December 31, 2019 of $384.5 million and $496.5 million (7.9% and 9.7% of total invested assets) respectively. We may invest in both long and short equities, corporate debt securities, currencies, real estate, commodities and derivatives. We attempt to mitigate our risk by selecting managers with extensive experience, proven track records and robust controls and processes. We also mitigate our risk by diversifying through multiple managers and different types of assets and asset classes.
Equity Price Risk
We hold a diversified portfolio of equity securities with a fair value of $147.5 million and $124.4 million (3.0% and 2.4% of total invested assets) at June 30, 2020 and December 31, 2019, respectively. Our equity securities are exposed to equity price risk which is defined as the potential for loss in fair value due to a decline in equity prices. We believe the diversification of our equity securities among various industries, market segments and issuers, as well as the use of multiple outside investment managers, mitigates our exposure to equity price risk.
Foreign Currency Risk
We have exposure to foreign currency risk in our insurance contracts, invested assets and to a lesser extent, a portion of our debt. We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance contracts that are payable in currencies other than the U.S. Dollar with cash and investments that are denominated in such currencies. We also use foreign exchange forward contracts to mitigate this risk. We recognized losses of $8.7 million and $6.2 million for the three and six months ended June 30, 2020, respectively, from movements in foreign currency rates. We recognized gains of $3.4 million and losses of $2.8 million for the three and six months ended June 30, 2019, respectively, from movements in foreign currency rates. We recognized losses of $3.3 million and $2.3 million for the three and six months ended June 30, 2020, respectively, on our foreign currency forward contracts. We recognized gains of $0.2 and $0.8 million for the three and six months ended June 30, 2019, respectively, on our foreign currency forward contracts.

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
There were no changes in internal control over financial reporting made during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
Settlement with the SEC
On June 4, 2020, the SEC entered a cease-and-desist order settling charges against the Company for failing to fully disclose perquisites and benefits provided to its former chief executive officer. As previously disclosed in the Company’s periodic reports, in May 2019, the Company received a subpoena from the SEC seeking documents primarily with respect to the Company’s disclosure of certain perquisites received by its former chief executive officer from 2014 through 2019 (the “Review Period”). This subpoena prompted the Company to conduct an extensive internal investigation conducted by outside counsel and a forensic auditor reporting to the independent directors of the Board of Directors to review the Company’s perquisites during the Review Period. The Company disclosed the findings of this investigation in its proxy statement for the 2020 Annual General Meeting of Shareholders, which was filed on March 16, 2020.
In the order, the SEC found that the Company violated certain, non-intent based federal securities laws concerning proxy solicitation, reporting, books and records, and internal controls. Without admitting to or denying the SEC’s findings, the Company consented to the SEC’s order, which required the Company to pay a $900,000 civil penalty and which the Company has paid in full. The order, which acknowledges the Company’s remedial efforts and cooperation, resolves the SEC’s case against the Company.
Other
We and our subsidiaries are parties to legal actions from time to time, generally incidental to our and their business. While any litigation or arbitration proceedings include an element of uncertainty, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.
Item 1A.  Risk Factors
The following information supplements the disclosure found in Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2019. References to "AGL" refer only to Argo Group International Holdings, Ltd. on an unconsolidated basis.
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
For the three and six months ended June 30, 2020, our underwriting results included net pre-tax charges of $17.4 million and $43.6 million, respectively, associated with COVID-19 and related economic conditions, primarily resulting from contingency and property exposures in the Company’s International Operations and property exposures in its U.S. Operations. Property losses relate to sub-limited affirmative business interruption coverage, primarily in certain International markets, as well as expected costs associated with claims handling. We also incurred net realized investment losses, largely attributable to the disruption in global financial markets. Our liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the first half of 2020. The extent to which COVID-19 will continue to impact our business will depend on future developments, and while we have recorded our best estimates of this impact as of and for the three and six months ended June 30, 2020, actual results in future periods could materially differ from those disclosed herein.
The COVID-19 pandemic may also have the effect of heightening many of the other risks described in “Part I, Item 1A—Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends and make other payments.
AGL is a holding company and conducts substantially all of its operations through its subsidiaries. AGL’s only significant assets are the capital stock of its subsidiaries. Because substantially all of our operations are conducted through our insurance subsidiaries, substantially all of our consolidated assets are held by our subsidiaries and most of our cash flow, and consequently, our ability to meet our ongoing cash requirements, including any debt service payments or other expenses, and pay dividends to our shareholders, is dependent on the earnings of those subsidiaries and the transfer of funds by those subsidiaries to us in the form of distributions or loans.
In addition, if we fail to comply, or if and to the extent such act would cause us to fail to comply, with applicable laws, rules and regulations (including any applicable capital adequacy guidelines established by the BMA) we may not declare, pay or set aside for payment dividends. As a result, if payment of dividends would cause us to fail to comply with any applicable law, rule or regulation, we will not declare or pay a dividend, including dividends on our Preference Shares for such dividend period. In addition, the ability of our insurance and reinsurance subsidiaries to make distributions to us is limited by applicable insurance laws and regulations. These laws and regulations and the determinations by the regulators implementing them may significantly restrict such distributions, and, as a result, adversely affect our overall liquidity. The ability of our subsidiaries to make distributions to us may also be restricted by, among other things, other applicable laws and regulations and the terms of our bank loans and our subsidiaries’ bank loans.

Risks Relating to Taxation
AGL and AGL’s non-U.S. subsidiaries may be subject to U.S. federal income tax, which may have a material adverse effect on our financial condition and operating results.
Except with respect to certain of our non-U.S. subsidiaries organized in the United Kingdom that are Lloyd’s corporate members, (“Lloyd’s Companies”), AGL and our non-U.S. subsidiaries (the “Non-U.S. Subsidiaries”) have operated and intend to continue to operate in a manner that should not cause us to be treated as engaged in a trade or business in the United States (and, in the case of our Non-U.S. Subsidiaries qualifying for treaty protection, in a manner that should not cause any of such Non-U.S. Subsidiaries to be doing business through a permanent establishment in the United States) and, thus, we believe that our Non-U.S. Subsidiaries (except Lloyd’s Companies discussed below) should not be subject to U.S. federal income taxes or branch profits tax (other than withholding taxes on certain U.S. source investment income and excise taxes on insurance or reinsurance premiums). Our Lloyd’s Companies are deemed to have a permanent establishment in the United States, and therefore, are subject to U.S. federal income tax in respect of their profits attributable to such permanent establishment. Further, because there is uncertainty as to the activities that constitute being engaged in a trade or business within the United States, and as to what constitutes a permanent establishment under the applicable tax treaties, there can be no assurances that the United States Internal Revenue Service (the “IRS”) will not contend successfully that one or more other Non-U.S. Subsidiaries are engaged in a trade or business, or carrying on business through a permanent establishment, in the United States. If one or more of the Non-U.S. Subsidiaries are considered to be engaged in a trade or business (or carrying on business through a permanent establishment) in the United States, then such Non-U.S. Subsidiaries could be subject to U.S. federal income taxation on the portion of their net income treated as effectively connected with a U.S. trade or business (or their business profits attributable to a U.S. permanent establishment), as well as the U.S. branch profits tax. Any such U.S. federal income taxation could result in substantial tax liabilities and consequently could have a material adverse effect on our financial condition or that of our Non-U.S. Subsidiaries.
While we have generally maintained our rigorous tax-related operating protocols during the ongoing COVID-19 pandemic, it is possible that ongoing severe travel restrictions may make it more difficult to do so should current conditions persist. At this time, we nonetheless do not expect such difficulties would have a materially adverse impact on our financial condition or operations, although no assurances can be given in that regard.
The reinsurance agreements between our U.S. and non-U.S. subsidiaries may be subject to re-characterization or other adjustment for U.S. federal income tax purposes, which may have a material adverse effect on our financial condition and operating results.
Under Section 845 of the Internal Revenue Code (the “Code”), the IRS may allocate income, deductions, assets, reserves, credits and any other items related to a reinsurance agreement among certain related parties to the reinsurance agreement, re-characterize such items or make any other adjustment in order to reflect the proper source, character or amount of the items for each party. No regulations have been issued under Section 845 of the Code. Accordingly, the application of such provisions is uncertain and we cannot predict what impact, if any, such provisions may have on us and our subsidiaries.
Changes in U.S. federal income tax law could be retroactive and may increase our tax liability.
The Tax Cuts and Jobs Act of 2017 (Public Law No: 115-97) (“the Tax Act”) introduced a new tax called the Base Erosion and Anti-Abuse Tax (“BEAT”). The BEAT operates as a minimum tax and is generally calculated as a percentage (10% for taxable years before 2026 and 12.5% thereafter) of the “modified taxable income” of an “applicable taxpayer.” Modified taxable income is calculated by adding back to a taxpayer’s regular taxable income the amount of certain “base erosion tax benefits” with respect to certain payments made to foreign affiliates of the taxpayer, as well as the “base erosion percentage” of any net operating loss deductions. The BEAT applies for a taxable year only to the extent it exceeds a taxpayer’s regular corporate income tax liability for such year (determined without regard to certain tax credits).
Certain of our subsidiaries organized in the United States (“U.S. Subsidiaries”) and our Lloyd’s Companies are applicable taxpayers and realize base erosion tax benefits with respect to payments to foreign affiliates. As a result, we may pay BEAT in the future. The IRS could disagree with our calculation of the amount of base erosion tax benefits recognized by such U.S. Subsidiaries or Lloyd’s Companies, or otherwise assert we owe additional tax as a result of the BEAT. If this assertion were to succeed, the BEAT could significantly increase the tax liability of such U.S. Subsidiaries and Lloyd’s Companies and have a material adverse effect on our results of operations.
As discussed above, we have historically intended to limit our U.S. activities so that our Non-U.S. Subsidiaries (other than the Lloyd’s companies) are not considered to be engaged in a U.S. trade or business. However, the enactment of the BEAT, the reduction of the U.S. federal income tax rate applicable to corporations included in the Tax Act and other factors may cause us to conduct our business differently.

Changes in U.S. tax law might adversely affect us or our shareholders.
The tax treatment of our Non-U.S. Subsidiaries and their U.S. and non-U.S. insurance subsidiaries may be the subject of further tax legislation. No prediction can be made as to whether any particular proposed legislation will be enacted or, if enacted, what the specific provisions or the effective date of any such legislation would be, or whether it would have any effect on us. As such, we cannot assure you that future legislative, administrative or judicial developments will not result in an increase in the amount of U.S. tax payable by us or by an investor in our equity securities. If any such developments occur, it could have a material and adverse effect on an investor or our business, financial condition, results of operations and cash flows.
U.S. persons who own our equity securities may be subject to U.S. federal income taxation at ordinary income rates on our undistributed earnings and profits.
For any taxable year in which a corporate Non-U.S. Subsidiary is treated as a controlled foreign corporation (“CFC”), a “10% U.S. Shareholder” of such Non-U.S. Subsidiary that held our equity securities directly or indirectly through non-U.S. entities as of the last day in such taxable year that the company was a CFC would generally be required to include in gross income as ordinary income (A) its pro rata share of the company’s insurance and reinsurance income and certain other investment income and (B) such 10% U.S. Shareholder’s global intangible low-taxed income (“GILTI”), regardless of whether that income was actually distributed to such U.S. person (with certain adjustments). A “10% U.S. Shareholder” of an entity treated as a foreign corporation for U.S. federal income tax purposes is a U.S. person who owns (directly, indirectly through non-U.S. entities or constructively) 10% or more of the total value of all classes of shares of the corporation or 10% or more of the total combined voting power of all classes of voting shares of the corporation. Any U.S. person that owns (or is treated as owning) 10% or more of the vote or value of our stock should consult with their tax advisor regarding their investment in AGL.
In general, a non-U.S. corporation is a CFC if 10% U.S. Shareholders, in the aggregate, own (or are treated as owning) stock of the non-U.S. corporation possessing more than 50% of the voting power or value of such corporation’s stock. However, this threshold is lowered to 25% for purposes of taking into account the insurance income of a non-U.S. corporation. Special rules apply for purposes of taking into account any related person insurance income (“RPII”) of a non-U.S. corporation, as described below.
AGL’s bye-laws generally limit the voting power of our common shares (and certain other of our voting securities) such that no person owns (or is treated as owning) more than 9.5% of the total voting power of our common shares (with certain exceptions). Additionally, AGL’s bye-laws require the board of AGL to refer certain decisions with respect to our Non-U.S. Subsidiaries to our shareholders, and to vote our shares in those subsidiaries accordingly. These provisions were intended to reduce the likelihood that certain Non-U.S. Subsidiaries would be treated as CFCs, other than for purposes of taking into account RPII. However, the relevant attribution rules are complex and there is no definitive legal authority on whether the voting provisions included in AGL’s organizational documents are effective for purposes of the CFC provisions.
Moreover, the Tax Act eliminated the prohibition on “downward attribution” from non-U.S. persons to U.S. persons under Section 958(b)(4) of the Code for purposes of determining constructive stock ownership under the CFC rules. As a result, our U.S. Subsidiaries are deemed to own all of the stock of the corporate Non-U.S. Subsidiaries for CFC purposes, other than possibly Argo Re and Argo Ireland. Further, if AGL or Argo Re directly or indirectly own an interest in any U.S. entities treated as such for U.S. federal income tax purposes, such U.S. entities may be deemed to own all of the stock of Argo Re or Argo Ireland, respectively, for CFC purposes. Accordingly, our corporate Non-U.S. Subsidiaries are currently treated as CFCs, at least for purposes of taking into account certain insurance income, without regard to whether the provisions of AGL’s bye-laws described above are effective for purposes of the CFC provisions, and Argo Re and Argo Ireland may be so treated. The legislative history under the Tax Act suggests that this change in law was not intended to cause a foreign corporation to be treated as a CFC with respect to a 10% U.S. Shareholder that is not related to the U.S. persons receiving such downward attribution. However, it is not clear whether the IRS or a court would interpret the change made by the Tax Act in a manner consistent with such indicated intent.
In addition, if a U.S. person disposes of shares in a non-U.S. corporation and the U.S. person owned (directly, indirectly through non-U.S. entities or constructively) 10% or more of the total combined voting power of the voting stock of the corporation at any time when the corporation was a CFC during the five-year period ending on the date of disposition, any gain from the disposition will generally be treated as a dividend to the extent of the U.S. person’s share of the corporation’s undistributed earnings and profits that were accumulated during the period or periods that the U.S. person owned the shares while the corporation was a CFC (with certain adjustments). Also, a U.S. person may be required to comply with specified reporting requirements, regardless of the number of shares owned.

Because of the limitations in AGL’s bye-laws referred to above, among other factors, we believe it is unlikely that any U.S. person that is treated as owning less than 10% of the total value of AGL would be a 10% U.S. Shareholder of any of the Non-U.S. Subsidiaries. However, because the relevant attribution rules are complex and there is no definitive legal authority on whether the voting provisions included in AGL’s organizational documents are effective for purposes of the CFC provisions, there can be no assurance that this will be the case.
If AGL is classified as a passive foreign investment company, U.S. persons who own our equity securities could be subject to adverse U.S federal income tax consequences.
If AGL is considered a passive foreign investment company for U.S. federal income tax purposes (“PFIC”), a U.S. person who directly or, in certain cases, indirectly owns our equity securities could be subject to adverse tax consequences, including a greater tax liability than might otherwise apply, an interest charge on certain taxes that are deemed deferred as a result of AGL’s non-U.S. status and additional U.S. tax filing obligations, regardless of the number of shares owned.
In addition to changes in the CFC rules, the Tax Act contains modifications to certain provisions relating to PFIC status. The Tax Act makes it more difficult for a non-U.S. insurance company to avoid PFIC status under an exception for certain non-U.S. insurance companies engaged in the active conduct of an insurance business. The Tax Act modified and limited the potential application of this exception by a non-U.S. insurance company. To now qualify for this exception, a non-U.S. insurance company must be a “qualifying insurance corporation” which is an insurance company that would be taxed as an insurance company if it were a U.S. corporation and maintains insurance liabilities of more than 25% of such company’s assets for a taxable year (or, alternatively, maintains insurance liabilities that at least equal or exceed 10% of its assets, is predominately engaged in an insurance business and satisfies a facts and circumstances test that requires showing that the failure to exceed the 25% threshold is due to run-off or rating agency circumstances).
Further, the U.S. Treasury and the IRS issued proposed regulations intended to clarify the application of the PFIC rules to non-U.S. insurance companies, but these have not been adopted in final form and will not be effective until such time. The proposed regulations define insurance liabilities for purposes of the reserve test, tighten the reserve test and the statutory cap on insurance liabilities and provide guidance on the runoff-related and rating-related circumstances for purposes of qualifying as a qualifying insurance corporation under the alternative test. The proposed regulations also provide that a non-U.S. insurer will qualify for the insurance company exception only if, among other things, the non-U.S. insurer’s officers and employees perform substantial managerial and operational activities (taking into account activities of officers and employees of certain related entities in certain cases). The proposed regulations also provide that an active conduct percentage test must be satisfied for the insurance company exception to apply, which test compares the expenses for services of officers and employees of the non-U.S. insurer and certain related entities incurred for the production of premium and certain investment income to all such expenses regardless of the service provider.
We believe that AGL should not be, and currently do not expect AGL to become, a PFIC for U.S. federal income tax purposes; however, we cannot assure you that the IRS will agree with this conclusion. If AGL is treated as a PFIC, the adverse tax consequences described above generally would also apply with respect to a U.S. person’s indirect ownership interest in any PFICs in which AGL directly or, in certain cases, indirectly, owns an interest.
If one or more of our non-U.S. subsidiaries is determined to have related person insurance income RPII, you may be subject to U.S. federal income taxation on your pro rata share of such income.
If any of the Non-U.S. Subsidiaries is treated as recognizing RPII in a taxable year and is also treated as a CFC for such taxable year, each U.S. person that owns our equity securities directly or indirectly through non-U.S. entities as of the last day in such taxable year must generally include in gross income its pro rata share of the RPII, determined as if the RPII were distributed proportionately only to all such U.S. persons, regardless of whether that income is distributed (with certain adjustments). For this purpose, a corporate Non-U.S. Subsidiary generally will be treated as a CFC if U.S. persons in the aggregate are treated as owning (directly or indirectly through non-U.S. entities) 25% or more of the total voting power or value of such Non-U.S. Subsidiary’s stock at any time during the taxable year. We expect that such Non-U.S. Subsidiaries, including Argo Re, will be treated as CFCs for this purpose.
RPII includes income of a non-U.S. corporation attributable to insuring or reinsuring risks of a person that is a U.S. shareholder or a person that is related to a U.S. shareholder. Reinsurance by our Non-U.S. Subsidiaries with respect to risk of other of our subsidiaries could constitute RPII under these rules. Notwithstanding the foregoing, pursuant to a de minimis rule, the RPII rules will not apply to a Non-U.S. Subsidiary for a taxable year if the amount of RPII for such year was less than 20% of such Non-U.S. Subsidiary’s gross insurance income in such taxable year.

The amount of RPII earned by our Non-U.S Subsidiaries that are engaged in insurance or reinsurance activities (our “Non-U.S. Insurance Subsidiaries”) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by the Non-U.S. Insurance Subsidiaries. We believe that the gross RPII of each Non-U.S. Insurance Subsidiary did not in prior years of operation and is not expected in the foreseeable future to equal or exceed 20% of such subsidiary’s gross insurance income. No assurance can be given that this was or will be the case because some of the factors that determine the existence or extent of RPII may be beyond our knowledge and/or control.
The RPII rules provide that if a U.S. person disposes of shares in a non-U.S. insurance corporation in which U.S. persons own 25% or more of the shares (even if the amount of RPII is less than 20% of the corporation’s gross insurance income), any gain from the disposition will generally be treated as ordinary income to the extent of the U.S. person’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the U.S. person owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such U.S. person will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the U.S. person. There is a strong argument these RPII rules do not apply to dispositions of our shares because AGL will not ourselves be directly engaged in the insurance business. The RPII provisions, however, have never been interpreted by the courts or the U.S. Treasury in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of RPII by the IRS, the courts or otherwise, might have retroactive effect. The U.S. Treasury has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and application of those provisions to AGL and our Non-U.S. Subsidiaries are uncertain.
U.S. tax-exempt organizations that own our equity securities may recognize unrelated business taxable income.
A U.S. tax-exempt organization that directly or indirectly owns our equity securities generally will recognize unrelated business taxable income and be subject to additional U.S. tax filing obligations to the extent such tax-exempt organization is required to take into account any of our insurance income or RPII pursuant to the CFC and RPII rules described above. U.S. tax-exempt organizations should consult their own tax advisors regarding the risk of recognizing unrelated business taxable income as a result of the ownership our equity securities.
We may become subject to U.S. withholding tax under certain U.S. tax provisions commonly known as FATCA.
Certain U.S. tax provisions commonly known as the Foreign Account Tax Compliance Act (“FATCA”) impose a 30% withholding tax on certain payments of U.S. source income to certain “foreign financial institutions” and “non-financial foreign entities.” The withholding tax may also apply to certain “foreign pass thru payments” made by foreign financial institutions at a future date. The U.S. government has signed an intergovernmental agreement to facilitate the implementation of FATCA with the governments of numerous jurisdictions (each, an “IGA”).
The Non-U.S. Subsidiaries intend to comply with the obligations imposed on them under FATCA and the IGAs, as applicable, to avoid being subject to withholding under FATCA on payments made to them or penalties. However, no assurance can be provided in this regard. We may become subject to withholding tax or penalties if we are unable to comply with FATCA.
Our Lloyd’s Companies may not be eligible for benefits under the U.S.-U.K. income tax treaty.
Our Lloyd’s Companies are subject to tax in the United States pursuant to the terms of the Closing Agreement among Lloyd’s, Lloyd’s members and the IRS. We believe that certain of our Lloyd’s Companies are entitled to benefits under the income treaty between the United States and the United Kingdom (the “U.S.-U.K. Treaty”). Were the IRS to contend successfully that such Lloyd’s Companies were not eligible for benefits under the U.S.-U.K. Treaty, such Lloyd’s Companies may be required to pay additional taxes. Such a result could have a material adverse effect on our financial condition and operating results.

Dividends paid by our U.S. subsidiaries to Argo Ireland may not be eligible for benefits under the U.S.-Ireland income tax treaty.
Under U.S. federal income tax law, dividends paid by a U.S. corporation to a non-U.S. shareholder are generally subject to a 30% withholding tax, unless reduced by treaty. The income tax treaty between the Republic of Ireland and the United States (the “U.S.-Ireland Treaty”) reduces the rate of withholding tax on certain dividends to 5% if paid to an entity entitled to benefits under the U.S.-Ireland Treaty. We believe that Argo Financial Holding (Ireland) UC (“Argo Ireland”) is eligible for benefits under the U.S.-Ireland Treaty. However, such determination may change for any given taxable year and we may not have sufficient information to demonstrate that Argo Ireland is entitled to benefits under the U.S.-Ireland Treaty for any given year. Were the IRS to contend successfully that Argo Ireland was not eligible for benefits under the U.S.-Ireland Treaty for a taxable year in which our U.S. Subsidiaries made a distribution to Argo Ireland treated as a dividend for U.S. federal income tax purposes, such distribution would be subject to the 30% withholding tax. Such a result could have a material adverse effect on our financial condition and operating results.
AGL and our Bermuda subsidiaries may become subject to Bermuda taxes after 2035.
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
The Organisation for Economic Co-operation and Development (“OECD”), the E.U. and individual jurisdictions may pursue additional measures to address base erosion and profit shifting that could have adverse tax consequences for us and increase our reporting requirements.
In 2015, the OECD published final recommendations on base erosion and profit shifting (“BEPS”). These recommendations proposed the development of rules directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world.
Several of the areas of tax law on which the BEPS project has focused have led or will lead to changes in the domestic law of individual OECD jurisdictions. These changes include (amongst others) restrictions on interest and other deductions for tax purposes, the introduction of broad anti-hybrid regimes and reform of controlled foreign company rules. Changes are also expected to arise in the application of certain double tax treaties as a result of the implementation and adoption of the OECD’s Multilateral Instrument, which may restrict the ability of Argo entities to rely on the terms of relevant double tax treaties in certain circumstances. Further, recent BEPS developments include proposals for new profit allocation and nexus rules and for rules to ensure that the profits of multinational enterprises are subject to a minimum rate of tax.
In parallel with the OECD’s BEPS project, EU Member States were required to implement by January 2020 (subject to a few exceptions) new domestic legislation giving effect to the EC’s (amended) Anti-Tax Avoidance Directive (“ATAD”, with the amendment being commonly known as “ATAD II”). ATAD II mandates domestic legislation counteracting certain hybrid mismatches (anti-hybrid rules), to complement the existing changes (interest deductibility restrictions, controlled foreign company rules, etc.) brought about by ATAD.
Changes of law in individual jurisdictions which may arise as a result of the BEPS project or the implementation of ATAD/ATAD II may ultimately increase the tax base of individual Argo entities in certain jurisdictions or the worldwide tax exposure of Argo entities. Those changes of law are also potentially relevant to the ability of Argo entities to efficiently fund and realize investments or repatriate income or capital gains from relevant jurisdictions, and could ultimately necessitate some restructuring of Argo entities or their business operations. The changes of law resulting from the BEPS project also include revisions to the definition of a “permanent establishment” and the rules for attributing profit to a permanent establishment. Other BEPS-related changes focus on the goal of ensuring that transfer pricing outcomes are in line with value creation.
Changes to tax laws resulting from the BEPS project or as a result of ATAD/ATAD II could increase their complexity and the burden and costs of compliance. Additionally, such changes could also result in significant modifications to existing transfer pricing rules and could potentially have an impact on our taxable profits in various jurisdictions.

Since 2017 (and in consequence of the BEPS project), some countries in which we do business, including Bermuda, have required certain multinational enterprises, including ours, to report detailed information regarding allocation of revenue, profit, and other information, on a country-by-country basis. The information we are required to report pursuant to this country-by-country reporting (as well as information we are required to report pursuant to certain other exchange of information regimes (for example, e.g., pursuant to the Common Reporting Standard) could ultimately result in certain tax authorities having greater access to information enabling them to challenge the tax positions of Argo entities in a number of different areas – transfer pricing in particular.
Our non-U.K. companies may be subject to U.K. tax.
Companies which are incorporated outside the U.K. may nonetheless become subject to U.K. tax in a number of circumstances, including (without limitation) circumstances in which (i) they are resident in the U.K. for tax purposes by reason of their central management and control being exercised from the U.K. or (ii) they are treated as carrying on a trade, investing or carrying on any other business activity in the U.K. (whether or not through a U.K. permanent establishment). In addition, the Finance Act 2015 introduced a new tax known as the “diverted profits tax” (“DPT”) which is charged at 25% of any “taxable diverted profits”. The DPT has had effect since 1 April 2015 and may apply in circumstances including: (i) where arrangements are designed to ensure that a non-UK resident company does not carry on a trade in the UK through a permanent establishment; and (ii) where a tax reduction is secured through the involvement of entities or transactions lacking economic substance.
We intend to operate in such a manner that none of our companies should be subject to the U.K. DPT and that none of our companies (other than those companies incorporated in the U.K.) should: (i) be a resident in the U.K. for tax purposes; (ii) carry on a trade, invest or carry on any other business activity in the U.K. (whether or not through a U.K. permanent establishment). However, this result is based on certain legal and factual determinations, and since the scope and the basis upon which the DPT will be applied by HM Revenue & Customs (“HMRC”) in the U.K. remains uncertain and since applicable law and regulations do not conclusively define the activities that constitute conducting a trade, investment or business activity in the U.K. (whether or not through a U.K. permanent establishment), and since we cannot exclude the possibility that there will be a change in law that adversely affects the analysis, HMRC might successfully assert a contrary position. The terms of an income tax treaty between the U.K. and the home country of the relevant Argo subsidiary, if any, could contain additional protections against U.K. tax.
Any arrangements between U.K.-resident entities of Argo and other entities of Argo are subject to the U.K. transfer pricing regime. Consequently, if any agreement between a U.K. resident entity of Argo and any other Argo entity (whether that entity is resident in or outside of the U.K.) is found not to be on arm’s length terms and as a result a U.K. tax advantage is being obtained, an adjustment will be required to compute U.K. taxable profits as if such an agreement were on arm’s length terms. Any transfer pricing adjustment could adversely impact the tax charge incurred by the relevant U.K. resident entities of Argo.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchase of Equity Securities
On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares. The 2016 Repurchase Authorization supersedes all the previous Repurchase Authorizations.
From January 1, 2020 through June 30, 2020, we did not repurchase any of our common stock. Since the inception of the repurchase authorizations through June 30, 2020, we have repurchased 11,315,889 shares of our common stock at an average price of $40.22 for a total cost of $455.1 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of June 30, 2020, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under our various employee equity compensation plans. For the three months ended June 30, 2020, we received 19,749 shares of our common stock, with an average price paid per share of $34.81 that were surrendered by employees in payment for the minimum required withholding taxes. The following table provides information with respect to shares of our common stock that were surrendered during the three months ended June 30, 2020. In the below table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

Period	Total Number of Shares Surrendered (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
April 1 through April 30, 2020	19,506	$34.84	—	$53,281,805
May 1 through May 31, 2020	243	$31.88	—	$53,281,805
June 1 through June 30, 2020	—	$—	—	$53,281,805
Total	19,749		—
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits
A list of exhibits required to be filed as part of this report is set forth in the below Exhibit Index.
EXHIBIT INDEX

Exhibit Number	Description
4.1
Certificate of Designations of 7.00% Resettable Fixed Rate Preference Shares, Series A (incorporated by reference to Exhibit 4.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2020)

4.2
Form of Share Certificate evidencing 7.00% Resettable Fixed Rate Preference Share, Series A (incorporated by reference to Exhibit 4.2 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2020)

4.3
Deposit Agreement, dated July 9, 2020, among the Company, American Stock Transfer & Trust Company, LLC and the holders from time to time of the Depositary Receipts (incorporated by reference to Exhibit 4.3 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2020)

4.4
Form of Depositary Receipt (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.4 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2020)

10.1	Termination and Settlement Agreement, effective as of July 8, 2020, between Argo Group International Holdings Limited, Ltd. and Axel Schmidt.*
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Executive Officer
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Non-material schedules and exhibits have been omitted. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

August 6, 2020	By	/s/ Kevin J. Rehnberg
Kevin J. Rehnberg
President and Chief Executive Officer

August 6, 2020	By	/s/ Jay S. Bullock
Jay S. Bullock
Executive Vice President and Chief Financial Officer