Form 10-Q
period 2020-09-30
Argo Group International Holdings, Ltd.
filed 2020-11-04
CIK 1091748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number: 1-15259
ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Bermuda		98-0214719
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
110 Pitts Bay Road		P.O. Box HM 1282
Pembroke	HM08	Hamilton	HM FX
Bermuda		Bermuda
(Address of principal executive offices)		(Mailing address)
(441) 296-5858
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value of $1.00 per share	ARGO	New York Stock Exchange
Guarantee of Argo Group U.S., Inc. 6.500% Senior Notes due 2042	ARGD	New York Stock Exchange
Depositary Shares, each representing a 1/1000th Interest in a share of Series A 7.00% Non-Cumulative Preference Shares, par value $1.00 per share	ARGOPrA	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding (net of treasury shares) of each of the issuer’s classes of common shares as of November 2, 2020.

Title	Outstanding
Common Shares, par value $1.00 per share	34,684,684

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares and per share amounts)

	September 30, 2020	December 31, 2019 *
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost: 2020 - $3,847.0, 2019 - $3,605.0; allowance for expected credit losses: 2020 - $33.7)	$3,914.4	$3,633.5
Equity securities, at fair value (cost: 2020 - $160.6; 2019 - $122.8)	150.7	124.4
Other investments (cost: 2020 - $412.1; 2019 - $482.5)	412.2	496.5
Short-term investments, at fair value (cost: 2020 - $528.5; 2019 - $844.8)	528.7	845.0
Total investments	5,006.0	5,099.4
Cash	300.4	137.8
Accrued investment income	22.2	25.7
Premiums receivable	797.0	688.2
Reinsurance recoverables	3,046.5	3,104.6
Goodwill	156.5	161.4
Intangible assets, net of accumulated amortization	90.8	91.8
Current income taxes receivable, net	11.2	—
Deferred tax asset, net	17.0	6.1
Deferred acquisition costs, net	170.4	160.2
Ceded unearned premiums	660.9	545.0
Operating lease right-of-use assets	84.4	91.8
Other assets	358.5	387.1
Assets held for sale	12.5	15.4
Total assets	$10,734.3	$10,514.5
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$5,390.0	$5,157.6
Unearned premiums	1,574.2	1,410.9
Accrued underwriting expenses and other liabilities	202.8	226.0
Ceded reinsurance payable, net	1,085.0	1,203.1
Funds held	62.6	50.6
Senior unsecured fixed rate notes	140.1	140.0
Other indebtedness	59.1	181.3
Junior subordinated debentures	257.7	257.4
Current income taxes payable, net	—	0.8
Operating lease liabilities	98.3	105.7
Total liabilities	8,869.8	8,733.4
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred shares and additional paid-in capital - $1.00 par, 30,000,000 shares authorized; 6,000 and 0 shares issued at September 30, 2020 and December 31, 2019, respectively; liquidation preference $25,000	144.0	—
Common shares - $1.00 par, 500,000,000 shares authorized; 45,985,685 and 45,698,470 shares issued at September 30, 2020 and December 31, 2019, respectively	46.0	45.7
Additional paid-in capital	1,378.5	1,376.6
Treasury shares (11,315,889 shares at September 30, 2020 and December 31, 2019, respectively)	(455.1)	(455.1)
Retained earnings	714.2	811.1
Accumulated other comprehensive income, net of taxes	36.9	2.8
Total shareholders' equity	1,864.5	1,781.1
Total liabilities and shareholders' equity	$10,734.3	$10,514.5
*    Derived from audited consolidated financial statements.
See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(in millions, except number of shares and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Premiums and other revenue:
Earned premiums	$445.5	$451.5	$1,313.9	$1,303.7
Net investment income	42.0	40.2	79.0	116.9
Fee and other income	1.7	1.9	5.8	6.3
Net realized investment gains (losses):
Net realized investment (losses) gains	(5.7)	2.6	33.3	0.3
Change in fair value of equity securities	10.5	(8.8)	(12.0)	58.0
Credit losses on fixed maturity securities	(10.5)	—	(43.0)	—
Net realized investment (losses) gains	(5.7)	(6.2)	(21.7)	58.3
Total revenue	483.5	487.4	1,377.0	1,485.2
Expenses:
Losses and loss adjustment expenses	328.9	338.8	883.0	861.5
Underwriting, acquisition and insurance expenses	164.3	164.0	493.7	485.6
Other corporate expenses	0.4	3.7	6.2	11.7
Interest expense	6.8	7.5	21.3	25.3
Fee and other expense	0.9	1.2	3.1	3.8
Foreign currency exchange losses (gains)	11.6	(1.6)	15.0	(6.2)
Total expenses	512.9	513.6	1,422.3	1,381.7
(Loss) income before income taxes	(29.4)	(26.2)	(45.3)	103.5
Income tax provision (benefit)	0.2	(1.1)	9.5	8.6
Net (loss) income	$(29.6)	$(25.1)	$(54.8)	$94.9
Dividends on preferred shares	2.0	—	2.0	—
Net (loss) income attributable to common shareholders	$(31.6)	$(25.1)	$(56.8)	$94.9

Net (loss) income per common share:
Basic	$(0.91)	$(0.73)	$(1.64)	$2.78
Diluted	$(0.91)	$(0.73)	$(1.64)	$2.73
Dividend declared per common share	$0.31	$0.31	$0.93	$0.93
Weighted average common shares:
Basic	34,667,266	34,299,999	34,590,659	34,161,016
Diluted	34,667,266	34,299,999	34,590,659	34,769,622

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net realized investment gains (losses) before other-than-temporary impairment losses	$(5.7)	$(1.2)	$(21.7)	$70.1
Other-than-temporary impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturities	—	(5.0)	—	(11.8)
Impairment losses recognized in earnings	—	(5.0)	—	(11.8)
Net realized investment gains (losses)	$(5.7)	$(6.2)	$(21.7)	$58.3

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(29.6)	$(25.1)	$(54.8)	$94.9
Other comprehensive income (loss):
Foreign currency translation adjustments	(4.7)	—	(12.3)	(0.1)
Unrealized gains (losses) on fixed maturity securities:
Gains (losses) arising during the year	38.2	(7.4)	68.3	91.3
Reclassification adjustment for losses (gains) included in net income	4.5	2.8	(15.4)	7.7
Other comprehensive income before tax	38.0	(4.6)	40.6	98.9
Income tax provision related to other comprehensive income:
Unrealized gains (losses) on fixed maturity securities:
Gains (losses) arising during the year	6.5	(0.7)	12.4	15.1
Reclassification adjustment for losses (gains) included in net income	0.5	0.3	(0.2)	1.0
Income tax provision related to other comprehensive income	7.0	(0.4)	12.2	16.1
Other comprehensive income (loss), net of tax	31.0	(4.2)	28.4	82.8
Comprehensive income (loss)	$1.4	$(29.3)	$(26.4)	$177.7

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except number of shares and per share amounts)
(Unaudited)

	Preferred Shares and Additional Paid-in Capital	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity
Balance, June 30, 2019	$—	$45.6	$1,369.7	$(455.1)	$959.9	$8.9	$1,929.0
Net income	—	—	—	—	(25.1)	—	(25.1)
Other comprehensive income - Change in fair value of fixed maturities, net of tax	—	—	—	—	—	(4.2)	(4.2)
Other comprehensive loss, net - Other	—	—	—	—	—	—	—
Activity under stock incentive plans	—	—	3.2	—	—	—	3.2
Retirement of common shares (tax payments on equity compensation)	—	—	(0.3)	—	—	—	(0.3)
Employee stock purchase plan	—	—	0.6	—	—	—	0.6
Cash dividend declared - common shares ($0.31/share)	—	—	—	—	(9.8)	—	(9.8)
Balance, September 30, 2019	$—	$45.6	$1,373.2	$(455.1)	$925.0	$4.7	$1,893.4

Balance, June 30, 2020	$—	$46.0	$1,376.5	$(455.1)	$756.7	$5.9	$1,730.0
Net loss	—	—	—	—	(29.6)	—	$(29.6)
Preferred shares issued	144.0	—	—	—	—	—	$144.0
Other comprehensive income - Change in fair value of fixed maturities, net of taxes	—	—	—	—	—	35.7	$35.7
Other comprehensive loss, net - Other	—	—	—	—	—	(4.7)	$(4.7)
Activity under stock incentive plans	—	—	1.5	—	—	—	$1.5
Retirement of common shares (tax payments on equity compensation)	—	—	(0.1)	—	—	—	$(0.1)
Employee stock purchase plan	—	—	0.6	—	—	—	$0.6
Dividends on preferred shares	—	—	—	—	(2.0)	—	$(2.0)
Cash dividend declared - common shares ($0.31/share)	—	—	—	—	(10.9)	—	$(10.9)
Balance, September 30, 2020	$144.0	$46.0	$1,378.5	$(455.1)	$714.2	$36.9	$1,864.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(in millions, except number of shares and per share amounts)
(Unaudited)

	Preferred Shares and Additional Paid-in Capital	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity
Balance, December 31, 2018	$—	$45.3	$1,372.0	$(455.1)	$862.6	$(78.1)	$1,746.7
Net income	—	—	—	—	94.9	—	94.9
Other comprehensive income - Change in fair value of fixed maturities, net of tax	—	—	—	—	—	82.9	82.9
Other comprehensive loss, net - Other	—	—	—	—	—	(0.1)	(0.1)
Activity under stock incentive plans	—	0.4	10.6	—	—	—	11.0
Retirement of common shares (tax payments on equity compensation)	—	(0.1)	(11.1)	—	—	—	(11.2)
Employee stock purchase plan	—	—	1.7	—	—	—	1.7
Cash dividend declared - common shares ($0.93/share)	—	—	—	—	(32.5)	—	(32.5)
Balance, September 30, 2019	$—	$45.6	$1,373.2	$(455.1)	$925.0	$4.7	$1,893.4

Balance, December 31, 2019	$—	$45.7	$1,376.6	$(455.1)	$811.1	$2.8	$1,781.1
Net loss	—	—	—	—	(54.8)	—	(54.8)
Preferred shares issued	144.0	—	—	—	—	—	144.0
Other comprehensive income - Change in fair value of fixed maturities, net of taxes	—	—	—	—	—	40.7	40.7
Other comprehensive loss, net - Other	—	—	—	—	—	(12.3)	(12.3)
Activity under stock incentive plans	—	0.4	6.4	—	—	—	6.8
Retirement of common shares (tax payments on equity compensation)	—	(0.1)	(6.5)	—	—	—	(6.6)
Employee stock purchase plan	—	—	2.0	—	—	—	2.0
Dividends on preferred shares	—	—	—	—	(2.0)	—	(2.0)
Cash dividend declared - common shares ($0.93/share)	—	—	—	—	(32.2)	—	(32.2)
Cumulative effect of adoption of ASU 2016-13, net of taxes	—	—	—	—	(7.9)	5.7	(2.2)
Balance, September 30, 2020	$144.0	$46.0	$1,378.5	$(455.1)	$714.2	$36.9	$1,864.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(54.8)	$94.9
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and depreciation	24.7	20.4
Share-based payments expense	7.7	11.7
Deferred income tax benefit, net	(23.2)	(2.2)
Net realized investment losses (gains)	21.7	(58.3)
Undistributed earnings (loss) from alternative investment portfolio	1.6	(19.4)
Loss on disposals of long-lived assets, net	0.4	—
Change in:
Accrued investment income	3.5	(0.5)
Receivables	(65.1)	(282.6)
Deferred acquisition costs	(11.7)	7.5
Ceded unearned premiums	(120.5)	(147.1)
Reserves for losses and loss adjustment expenses	267.6	194.9
Unearned premiums	176.8	197.7
Ceded reinsurance payable and funds held	(102.2)	204.8
Income taxes	(12.8)	7.9
Accrued underwriting expenses and other liabilities	(7.4)	8.5
Other, net	(4.9)	(42.5)
Cash provided by operating activities	101.4	195.7
Cash flows from investing activities:
Sales of fixed maturity investments	977.5	1,046.3
Maturities and mandatory calls of fixed maturity investments	410.3	292.2
Sales of equity securities	18.2	66.3
Sales of other investments	95.5	67.7
Purchases of fixed maturity investments	(1,659.3)	(1,535.0)
Purchases of equity securities	(68.3)	(49.9)
Purchases of other investments	(24.5)	(54.6)
Change in foreign regulatory deposits and voluntary pools	(0.5)	2.3
Change in short-term investments	297.8	—
Settlements of foreign currency exchange forward contracts	9.1	(1.2)
Proceeds from sale of Trident assets	38.0	—
Purchases of fixed assets	(15.8)	(22.9)
Other, net	2.7	29.6
Cash provided by (used in) investing activities	80.7	(159.2)
Cash flows from financing activities:
Payment of long-term debt	(125.0)	(0.6)
Issuance of preferred shares, net of issuance costs	144.0	—
Activity under stock incentive plans	1.4	1.4
Payment of cash dividends to preferred shareholders	(2.0)	—
Payment of cash dividends to common shareholders	(32.2)	(32.5)
Cash used in financing activities	(13.8)	(31.7)
Effect of exchange rate changes on cash	(5.7)	1.1
Change in cash	162.6	5.9
Cash, beginning of year	137.8	139.2
Cash, end of period	$300.4	$145.1

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
The interim financial information as of, and for the three and nine months ended, September 30, 2020 and 2019 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain reclassifications have been made to financial information presented for prior years to conform to the current year’s presentation.
During the first nine months of both 2020 and 2019, we incurred non-recurring costs associated with a number of activities that began with proxy solicitation efforts and shareholder engagement. For the three and nine months ended September 30, 2019, these costs were $3.7 million and $11.7 million, respectively, and were previously included in the line item "Underwriting, Acquisition and Insurance Expenses" in the Consolidated Statements of Income in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019. To conform to the current year's presentation, these amounts have been reclassified out of "Underwriting, acquisition and insurance expenses" and into "Other corporate expenses" in the Consolidated Statements of (Loss) Income herein. Please see Note 12, "Underwriting, Acquisition and Insurance Expenses & Other Corporate Expenses" for further discussion.
Sale of Trident Brand and Platform
On April 30, 2020, we sold our Trident Public Risk Solutions (“Trident”) brand and underwriting platform to Paragon Insurance Holdings, LLC (“Paragon”) and received $38 million in cash, with additional consideration in future periods depending on performance post-closing. We recognized a pre-tax gain of $32.3 million related to the sale, which is included in "Net realized investment gains (losses)" in our Consolidated Statements of (Loss) Income for the nine months ended September 30, 2020. Trident was one of the business units within our U.S. Operations reporting segment.
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
The acquisition is being accounted for in accordance with ASC 805, “Business Combinations.” Purchase accounting, as defined by ASC 805, requires that the assets acquired, and liabilities assumed be recognized at their fair values as of the acquisition date. We are in the process of finalizing our determination of fair values and, as such, provisional fair value amounts for AIL have been recorded for the three and nine months ended September 30, 2020. Based on our initial purchase price allocation, we do not believe that any intangible assets, including goodwill, will be material. We anticipate closing the fair value measurement period by the end of 2020. AIL’s financial position, results of operations and cash flows were not material to our consolidated financial results as of and for the three and nine months ended September 30, 2020.
Risks and Uncertainties
Certain risks and uncertainties are inherent to our day-to-day operations. Adverse changes in the economy could lower demand for our insurance products or negatively impact our investment results, both of which could have an adverse effect on the revenue and profitability of our operations. The global COVID-19 pandemic has resulted in and is expected to continue to result in significant disruptions in economic activity and financial markets. The cumulative effects of COVID-19 on the Company, and the effect of any other public health outbreak, cannot be predicted at this time, but could reduce demand for our insurance policies, result in increased level of losses, settlement expenses or other operating costs, reduce the market value of invested assets held by the Company or negatively impact the fair value of our goodwill. Our liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the first nine months of 2020.
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
We adopted the updated guidance effective January 1, 2020 using the modified retrospective approach, which resulted in a $7.9 million net of tax reduction to retained earnings. Partially offsetting this reduction of retained earnings was a $5.7 million net of tax increase in other comprehensive income representing the reclassification of unrealized investment losses to credit losses under this accounting update. The cumulative effect adjustment decreased shareholders’ equity $2.2 million. Please see Note 3, “Investments” and Note 4, “Allowance for Credit Losses” for further discussion of the impact of ASU 2016-13 on our financial position and results of operations at and for the three and nine months ended September 30, 2020.

Updates to Accounting Policies
The following accounting policies have been updated to reflect the adoption of ASU 2016-13, as described above.
Investment Impairments of Available-for-Sale Fixed Maturities
We regularly review our investments to identify and evaluate those that may have credit impairments. For fixed maturity securities, the evaluation for credit losses is generally based on the present value of expected cash flows of the security as compared to the amortized book value, the financial condition, near-term and long-term prospects for the issuer, including industry conditions, implications of rating agency actions, the likelihood of principal and interest recoverability and whether it is more likely than not we will be required to sell the investment prior to the anticipated recovery in value.
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
3.    Investments
Included in “Total investments” in our Consolidated Balance Sheets at September 30, 2020 and December 31, 2019 is $150.2 million and $158.6 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party participants that provide underwriting capital to the operations of Syndicates 1200 and 1910.

Fixed Maturities
The amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses, and fair value of fixed maturity investments were as follows:

September 30, 2020
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses(1)	Fair Value
Fixed maturities
U.S. Governments	$374.9	$17.6	$—	$—	$392.5
Foreign Governments	274.5	5.9	2.2	0.2	278.0
Obligations of states and political subdivisions	162.6	7.4	0.3	0.2	169.5
Corporate bonds	1,842.6	62.7	25.7	32.2	1,847.4
Commercial mortgage-backed securities	321.7	14.5	0.4	—	335.8
Residential mortgage-backed securities	454.8	19.4	0.8	—	473.4
Asset-backed securities	141.7	3.2	0.5	1.1	143.3
Collateralized loan obligations	274.2	3.3	3.0	—	274.5
Total fixed maturities	$3,847.0	$134.0	$32.9	$33.7	$3,914.4
(1) Effective January 1, 2020 we adopted ASU 2016-13 and as a result any credit impairment losses on our available-for-sale fixed maturities are recorded as an allowance, subject to reversal. Prior periods have not been restated to conform with the current year presentation. See Note 1.

December 31, 2019
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Governments	$353.5	$2.3	$1.2	$354.6
Foreign Governments	244.8	4.6	0.7	248.7
Obligations of states and political subdivisions	145.8	6.9	0.1	152.6
Corporate bonds	1,777.4	37.7	34.7	1,780.4
Commercial mortgage-backed securities	213.5	4.6	1.1	217.0
Residential mortgage-backed securities	479.1	10.4	0.6	488.9
Asset-backed securities	164.2	1.5	0.2	165.5
Collateralized loan obligations	226.7	0.5	1.4	225.8
Total fixed maturities	$3,605.0	$68.5	$40.0	$3,633.5
Contractual Maturity
The amortized cost and fair values of fixed maturity investments as of September 30, 2020, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$303.4	$305.4
Due after one year through five years	1,682.0	1,691.7
Due after five years through ten years	603.4	622.9
Thereafter	65.8	67.4
Structured securities	1,192.4	1,227.0
Total	$3,847.0	$3,914.4
The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Other Investments
Details regarding the carrying value and unfunded investment commitments of other investments as of September 30, 2020 and December 31, 2019 were as follows:

September 30, 2020
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$105.7	$—
Private equity	204.7	86.5
Overseas deposits	97.2	—
Other	4.6	—
Total other investments	$412.2	$86.5

December 31, 2019
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$109.5	$—
Private equity	268.1	110.0
Overseas deposits	114.6	—
Other	4.3	—
Total other investments	$496.5	$110.0
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
•Other: Other includes participation in investment pools.
Unrealized Losses
An aging of unrealized losses on our investments in fixed maturities is presented below:

September 30, 2020	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments (1)	$14.9	$—	$—	$—	$14.9	$—
Foreign Governments	140.2	2.0	0.3	0.2	140.5	2.2
Obligations of states and political subdivisions	9.6	0.3	—	—	9.6	0.3
Corporate bonds	394.4	14.9	23.1	10.8	417.5	25.7
Commercial mortgage-backed securities	32.0	0.4	—	—	32.0	0.4
Residential mortgage-backed securities	40.3	0.6	3.9	0.2	44.2	0.8
Asset-backed securities	11.4	0.5	—	—	11.4	0.5
Collateralized loan obligations	139.2	2.3	44.0	0.7	183.2	3.0
Total fixed maturities	$782.0	$21.0	$71.3	$11.9	$853.3	$32.9
(1) Unrealized losses are less than $0.1 million.

December 31, 2019	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$114.6	$1.1	$17.0	$0.1	$131.6	$1.2
Foreign Governments (1)	117.6	0.7	5.1	—	122.7	0.7
Obligations of states and political subdivisions (1)	0.7	—	2.1	0.1	2.8	0.1
Corporate bonds	249.4	18.9	63.6	15.8	313.0	34.7
Commercial mortgage-backed securities (1)	74.8	1.1	4.9	—	79.7	1.1
Residential mortgage-backed securities	66.9	0.3	25.2	0.3	92.1	0.6
Asset-backed securities	22.5	0.1	18.9	0.1	41.4	0.2
Collateralized loan obligations	54.7	0.8	116.7	0.6	171.4	1.4
Total fixed maturities	$701.2	$23.0	$253.5	$17.0	$954.7	$40.0
(1) Unrealized losses are less than $0.1 million.
We hold a total of 5,011 fixed maturity securities, of which 1,411 were in an unrealized loss position for less than one year and 174 were in an unrealized loss position for a period one year or greater as of September 30, 2020.
We adopted ASU 2016-13 “Measurement of Credit Losses on Financial Instruments” effective January 1, 2020.
For fixed maturities for which a decline in the fair value between the amortized cost is due to credit-related factors, an allowance is established for the difference between the estimated recoverable value and amortized cost with a corresponding charge to realized investment losses in the Statement of Income (Loss). The allowance is limited to the difference between amortized cost and fair value. The estimated recoverable value is the present value of cash flows expected to be collected, as determined by management. The difference between fair value and amortized cost that is not associated with credit-related factors is recognized in the Statement of Comprehensive Income (Loss). Accrued interest is excluded from the measurement of the allowance for credit losses.
When determining if a credit loss has been incurred, we may consider the historical performance of the security, available market information and security specific considerations such as the priority payment of the security. In addition, inputs used in our analysis include, but are not limited to, credit ratings and downgrades, delinquency rates, missed scheduled interest or principal payments, purchase yields, underlying asset performance, collateral types, modeled default rates, modeled severity rates, call/prepayment rates, expected cash flows, industry concentrations, and potential or filed bankruptcies or restructurings.
We evaluate for credit losses each period. If we determine that all or a portion of a fixed maturity is uncollectible, the uncollectible amortized cost is written off with a corresponding reduction to the allowance for credit losses. If we collect cash flows that were previously written off, the recovery is recognized in realized investment gains. We also consider whether we intend to sell an available-for-sale security or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost. In these instances, a decline in fair value is recognized in net realized gains (losses) in the Statement of Income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security.
Prior to the adoption of ASU 2016-13, the evaluation for a credit loss was generally based on the present value of expected cash flows of the security as compared to the amortized cost. For structured securities, frequency and severity of loss inputs were used in projecting future cash flows of the securities. Loss frequency was measured on the credit default rate, which included factors such as loan-to-value ratios and credit scores of borrowers. If a determination was made that the unrealized loss was other-than-temporary, a realized loss was recognized in the realized investment losses in the Statement of Income (Loss) and the amortized cost basis of the security was reduced to reflect the loss.

The following table presents a roll-forward of the changes in allowance for credit losses on available-for-sale fixed maturities by industry category:

	Foreign Governments	Obligations of states and political subdivisions	Corporate bonds	Asset backed securities	Total
Beginning balance, January 1, 2020	$—	$—	$—	$—	$—
Additions-initial adoption of accounting standard	—	—	6.8	0.1	6.9
Securities for which allowance was not previously recorded	0.3	0.3	14.4	—	15.0
Securities sold during the period	(0.2)	—	(15.5)	—	(15.7)
Additional net increases (decreases) in existing allowance	0.1	(0.1)	26.5	1.0	27.5
Ending balance, September 30, 2020	$0.2	$0.2	$32.2	$1.1	$33.7

Total credit impairment losses included in net realized investment gains (losses) in the Consolidated Statement of Income was $10.5 million and $43.0 million for the three and nine months ended September 30, 2020, respectively. Total other-than-temporary impairment losses included in net realized investments gains (losses) was $5.0 million and $11.8 million for the three and nine months ended September 30, 2019, respectively.
Investment Gains and Losses
The following table presents our gross realized investment gains (losses):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Realized gains on fixed maturities and other
Fixed maturities	$7.2	$3.7	$30.5	$13.0
Other investments	10.8	7.5	70.7	21.9
Other assets	—	—	32.3	—
	18.0	11.2	133.5	34.9
Realized losses on fixed maturities and other
Fixed maturities	(7.5)	(1.6)	(25.7)	(8.7)
Other investments	(12.6)	(8.4)	(58.4)	(21.8)
Other assets	(0.4)	—	(0.3)	—
Credit losses on fixed maturities	(10.5)	(5.0)	(43.0)	(11.8)
	(31.0)	(15.0)	(127.4)	(42.3)
Equity securities
Net realized (losses) gains on equity securities	(3.2)	6.4	(15.8)	7.7
Change in unrealized gains (losses) on equity securities held at the end of the period	10.5	(8.8)	(12.0)	58.0
Net realized gains (losses) on equity securities	7.3	(2.4)	(27.8)	65.7
Net realized investment and other (losses) gains before income taxes	(5.7)	(6.2)	(21.7)	58.3
Income tax (benefit) provision	(0.5)	(0.3)	(1.7)	11.9
Net realized investment (losses) gains, net of income taxes	$(5.2)	$(5.9)	$(20.0)	$46.4
The cost of securities sold is based on the specific identification method.

Changes in unrealized gains related to investments are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Change in unrealized gains
Fixed maturities	$42.5	$(3.8)	$66.9	$95.3
Other investments	0.2	—	(14.0)	4.4
Other and short-term investments	—	(0.8)	—	(0.7)
Net unrealized investment gains (losses) before income taxes	42.7	(4.6)	52.9	99.0
Income tax provision (benefit)	7.0	(0.4)	12.2	16.1
Net unrealized investment gains (losses), net of income taxes	$35.7	$(4.2)	$40.7	$82.9
Foreign Currency Exchange Forward Contracts
We entered into foreign currency exchange forward contracts to manage operational currency exposure on our Canadian dollar investment portfolio and certain catastrophic events, minimize negative impacts to investment portfolio returns and gain exposure to a total return strategy which invests in multiple currencies.  The currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other liabilities" and "Other assets” at September 30, 2020 and December 31, 2019, respectively. The net realized gains and (losses) are included in “Net realized investment (losses) gains” in our Consolidated Statements of (Loss) Income.
The fair value of our foreign currency exchange forward contracts as of September 30, 2020 and December 31, 2019 was as follows:

(in millions)	September 30, 2020	December 31, 2019
Operational currency exposure	$(0.7)	$(0.8)
Asset manager investment exposure	(1.1)	(0.3)
Total return strategy	(0.7)	2.2
Total	$(2.5)	$1.1
The following table represents our gross investment realized gains and losses on our foreign currency exchange forward contracts:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Realized gains
Operational currency exposure	$4.2	$1.3	$10.1	$2.2
Asset manager investment exposure	—	1.8	1.0	3.1
Total return strategy	10.3	6.5	43.5	18.8
Gross realized investment gains	14.5	9.6	54.6	24.1
Realized losses
Operational currency exposure	(1.8)	(3.2)	(6.5)	(7.8)
Asset manager investment exposure	(0.9)	(0.1)	(1.9)	(0.6)
Total return strategy	(10.4)	(7.1)	(47.0)	(15.7)
Gross realized investment losses	(13.1)	(10.4)	(55.4)	(24.1)
Net realized investment (losses) gains on foreign currency exchange forward contracts	$1.4	$(0.8)	$(0.8)	$—

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

(in millions)	September 30, 2020	December 31, 2019
Securities on deposit for regulatory and other purposes	$232.0	$192.5
Securities pledged as collateral for letters of credit and other	141.9	169.9
Securities and cash on deposit supporting Lloyd’s business	353.3	412.8
Total restricted investments	$727.2	$775.2
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
We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of September 30, 2020 and December 31, 2019. A description of the valuation techniques we use to measure assets at fair value is as follows:
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
•Fair value measurements from brokers and independent valuation services, both based upon estimates, assumptions and other unobservable inputs.
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
Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	September 30, 2020	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
U.S. Governments	$392.5	$376.5	$16.0	$—
Foreign Governments	278.0	—	278.0	—
Obligations of states and political subdivisions	169.5	—	169.5	—
Corporate bonds	1,847.4	—	1,840.4	7.0
Commercial mortgage-backed securities	335.8	—	335.8	—
Residential mortgage-backed securities	473.4	—	473.4	—
Asset-backed securities	143.3	—	143.3	—
Collateralized loan obligations	274.5	—	274.5	—
Total fixed maturities	3,914.4	376.5	3,530.9	7.0
Equity securities	150.7	132.9	—	17.8
Other investments	97.5	0.3	97.2	—
Short-term investments	528.7	512.3	16.4	—
	$4,691.3	$1,022.0	$3,644.5	$24.8
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
A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:
Fair Value Measurements Using Observable Inputs (Level 3)

(in millions)	Corporate Bonds	Equity Securities	Total
Beginning balance, January 1, 2020	$7.4	$6.6	$14.0
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income	—	(1.6)	(1.6)
Included in other comprehensive income	(0.5)	—	(0.5)
Purchases, issuances, sales, and settlements:
Purchases	0.1	12.8	12.9
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Ending balance, September 30, 2020	$7.0	$17.8	$24.8
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2020	$—	$—	$—

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2019	$2.2	$8.2	$10.4
Transfers into Level 3	3.5	—	3.5
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income	(0.4)	(1.6)	(2.0)
Included in other comprehensive loss	0.6	—	0.6
Purchases, issuances, sales, and settlements:
Purchases	1.9	—	1.9
Issuances	—	—	—
Sales	(0.4)	—	(0.4)
Settlements	—	—	—
Ending balance, December 31, 2019	$7.4	$6.6	$14.0
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2019	$—	$—	$—
At September 30, 2020 and December 31, 2019, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.
4.    Allowance for Credit Losses
Premiums receivable
The following table represents the balances of premiums receivable, net of allowance for expected credit losses, at September 30, 2020 and January 1, 2020, and the changes in the allowance for expected credit losses for the nine months ended September 30, 2020.

(in millions)	Premiums Receivable, Net of Allowance for Estimated Uncollectible Premiums	Allowance for Estimated Uncollectible Premiums
Balance, January 1, 2020	$688.2	$7.9
Cumulative effect of adoption of ASU 2016-13 at January 1, 2020		—
Current period change for estimated uncollectible premiums		1.0
Write-offs of uncollectible premiums receivable		—
Foreign exchange adjustments		0.2
Balance, September 30, 2020	$797.0	$9.1
Reinsurance Recoverables
The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, at September 30, 2020 and January 1, 2020, and changes in the allowance for estimated uncollectible reinsurance for the nine months ended September 30, 2020.

(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance
Balance, January 1, 2020	$3,104.6	$1.1
Cumulative effect of adoption of ASU 2016-13 at January 1, 2020		2.5
Current period change for estimated uncollectible reinsurance		0.1
Write-offs of uncollectible reinsurance recoverables		—
Balance, September 30, 2020	$3,046.5	$3.7

Of the total reinsurance recoverable balance outstanding at September 30, 2020, reinsurers representing 89.7% were rated A- or better. We primarily utilize A.M. Best credit ratings when determining the allowance, adjusted as needed based on our historical experience with the reinsurers. Certain of our reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.
5.    Reserves for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Nine Months Ended September 30,
(in millions)	2020	2019
Net reserves beginning of the year	$2,722.7	$2,562.9
Net AIL reserves acquired	27.9	—
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	876.9	799.9
Prior accident years	6.1	61.6
Losses and LAE incurred during calendar year, net of reinsurance	883.0	861.5
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	188.2	163.6
Prior accident years	632.7	615.8
Losses and LAE payments made during current calendar year, net of reinsurance:	820.9	779.4
Change in participation interest (1)	33.0	(14.4)
Foreign exchange adjustments	23.0	(26.3)
Net reserves - end of period	2,868.7	2,604.3
Add:
Reinsurance recoverables on unpaid losses and LAE, end of period	2,521.3	2,238.2
Gross reserves - end of period	$5,390.0	$4,842.5
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
Underwriting results for the three and nine months ended September 30, 2020 included net losses and loss adjustment expenses attributed to the COVID-19 pandemic of $16.9 million and $60.5 million, respectively, primarily resulting from contingency and property exposures in the Company’s International Operations and property exposures in its U.S. Operations. Property losses relate to sub-limited affirmative business interruption coverage, primarily in certain International markets, as well as expected costs associated with claims handling.
The impact from the unfavorable development of prior accident years’ loss and LAE reserves on each reporting segment is presented below:

	For the Nine Months Ended September 30,
(in millions)	2020	2019
U.S. Operations	$(0.5)	$(9.8)
International Operations	(4.5)	69.5
Run-off Lines	11.1	1.9
Total unfavorable prior-year development	$6.1	$61.6

The following describes the primary factors behind each segment’s prior accident year reserve development for the nine months ended September 30, 2020 and 2019:
Nine months ended September 30, 2020:
•U.S. Operations: Favorable development in surety and commercial multi-peril, partially offset by unfavorable development in general liability, special property and commercial auto liability.
•International Operations: Favorable development in property, specialty and reinsurance, partially offset by unfavorable development in general liability and surety lines.
•Run-off Lines: Unfavorable loss reserve development on prior accident years in asbestos and environmental driven by asbestos claims remaining open longer than expected, higher defense costs and movement on individual environmental claims as well as unfavorable development in other run-off lines, partially offset by favorable development in risk management workers compensation.
Nine months ended September 30, 2019:
•U.S. Operations: Favorable development in general liability and specialty lines, partially offset by unfavorable development in professional and property lines.
•International Operations: Unfavorable development was primarily concentrated in liability and professional lines. The charges impacted our Bermuda casualty and professional divisions, and to a lesser extent our European and Syndicate 1200 operations. The charges stemmed from public utility business in our Bermuda casualty division, which we previously exited, as well as updated estimates on a number of other claims based on new information received in the second and third quarters of 2019. As it relates to Europe, the adverse development primarily related to certain cover-holders whose contracts were previously terminated or where aggressive remedial underwriting actions have been taken. As it relates to Syndicate 1200, the adverse development largely related to businesses that we have previously exited or where aggressive remedial underwriting actions have been taken.
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
The spread of COVID-19 and related economic shutdown has increased the uncertainty that is always present in our estimate of the ultimate cost of loss and settlement expense. Actuarial models base future emergence on historic experience, with adjustments for current trends, and the appropriateness of these assumptions involved more uncertainty as of September 30, 2020. We expect there will be impacts to the timing of loss emergence and ultimate loss ratios for certain coverages we underwrite. The industry is experiencing new issues, including the temporary suspension of civil court cases in most states, the extension of certain statutes of limitations and the impact on our insureds from a significant reduction in economic activity. Our booked reserves include consideration of these factors, but legislative, regulatory or judicial actions could result in loss reserve deficiencies and reduce earnings in future periods.

6.    Disclosures about Fair Value of Financial Instruments
Cash. The carrying amount approximates fair value.
Investment securities and short-term investments. See Note 3, “Investments,” for additional information.
Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables and reinsurance recoverables on paid losses approximates fair value.
Debt. At September 30, 2020 and December 31, 2019, the fair value of our debt instruments is determined using both Level 1 and Level 2 inputs, as previously defined in Note 3, "Investments".
We receive fair value prices from third-party pricing services for our financial instruments as well as for similar financial instruments. These prices are determined using observable market information such as publicly traded quoted prices, and trading prices for similar financial instruments actively being traded in the current market. We have reviewed the processes used by the third-party providers for pricing the securities and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of September 30, 2020 and December 31, 2019. A description of the valuation techniques we use to measure these liabilities at fair value is as follows:
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
A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	September 30, 2020		December 31, 2019
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures:
Trust preferred debentures	$172.7	$173.6	$172.7	$174.0
Subordinated debentures	85.0	92.3	84.7	92.5
Total junior subordinated debentures	257.7	265.9	257.4	266.5
Senior unsecured fixed rate notes	140.1	147.3	140.0	144.2
Floating rate loan stock	59.1	59.5	56.3	56.8

Based on an analysis of the inputs, our financial instruments measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	September 30, 2020	Level 1 (a)	Level 2 (b)	Level 3 (c)
Junior subordinated debentures:
Trust preferred debentures	$173.6	$—	$173.6	$—
Subordinated debentures	92.3	—	92.3	—
Total junior subordinated debentures	265.9	—	265.9	—
Senior unsecured fixed rate notes	147.3	147.3	—	—
Floating rate loan stock	59.5	—	59.5	—
	472.7	147.3	325.4	—
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
(a)Quoted prices in active markets for identical assets
(b)Significant other observable inputs
(c)Significant unobservable inputs

7.    Shareholders’ Equity
On August 7, 2020, our Board of Directors declared a quarterly cash dividend in the amount of $0.31 on each share of common stock outstanding. On September 11, 2020, we paid $10.9 million to our shareholders of record on August 28, 2020.
On August 7, 2020, our Board of Directors declared a quarterly cash dividend in the amount of $330.556 per share on our 7.00% Resettable Fixed Rate Preference Shares, Series A, par value of $1.00 per share, with a liquidation preference of $25,000 per share (the “Series A Preference Shares”). Holders of depositary shares each representing a 1/1,000th interest in a Series A Preference Share (the “Depositary Shares”) received $0.330556 per Depositary Share. On September 15, 2020, we paid $2.0 million to our shareholders of record on September 1, 2020.
On August 6, 2019, our Board of Directors declared a quarterly cash dividend in the amount of $0.31 on each share of common stock outstanding. On September 13, 2019, we paid $10.9 million to our shareholders of record on August 30, 2019.
On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all previous repurchase authorizations. As of September 30, 2020, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
We did not repurchase any common shares for the nine months ended September 30, 2020.

Preferred Stock Offering
On July 9, 2020, the Company issued 6,000 shares of its Series A Preference Shares (equivalent to 6,000,000 Depositary Shares, each representing a 1/1,000th interest in a Series A Preference Share) with a $25,000 liquidation preference per share (equivalent to $25 per Depositary Share).
Net proceeds from the sale of the Depositary Shares were approximately $144 million after deducting underwriting discounts and estimated offering expenses payable by the Company. On September 17, 2020, the Company used most of the net proceeds to repay its $125 million principal outstanding on its term loan, previously reported in the line item “Other indebtedness” on our Consolidated Balance Sheets, and intends to use the remainder of the proceeds for working capital to support continued growth in insurance operations.
Dividends to the holders of the Series A Preference Shares will be payable on a non-cumulative basis only when, as and if declared by our Board of Directors or a duly authorized committee thereof, quarterly in arrears on the 15th of March, June, September, and December of each year, commencing on September 15, 2020, at a rate equal to 7.00% of the liquidation preference per annum (equivalent to $1,750 per Series A Preference Share and $1.75 per Depositary Share per annum) up to but excluding September 15, 2025. Beginning on September 15, 2025, any such dividends will be payable on a non-cumulative basis, only when, as and if declared by our Board of Directors or a duly authorized committee thereof, during each reset period, at a rate per annum equal to the Five-Year U.S. Treasury Rate as of the most recent reset dividend determination date (as described in the Company’s prospectus supplement dated July 7, 2020) plus 6.712% of the liquidation preference per annum.
8.    Accumulated Other Comprehensive (Loss) Income
A summary of changes in accumulated other comprehensive (loss) income, net of taxes (where applicable) by component for the nine months ended September 30, 2020, and 2019 is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2020	$(22.6)	$33.5	$(8.1)	$2.8
Other comprehensive loss before reclassifications	(12.3)	55.9	—	43.6
Amounts reclassified from accumulated other comprehensive loss	—	(15.2)	—	(15.2)
Net current-period other comprehensive loss	(12.3)	40.7	—	28.4
Cumulative effect of adoption of ASU 2016-13	—	5.7	—	5.7
Balance, September 30, 2020	$(34.9)	$79.9	$(8.1)	$36.9

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2019	$(22.4)	$(49.0)	$(6.7)	$(78.1)
Other comprehensive income before reclassifications	(0.1)	76.2	—	76.1
Amounts reclassified from accumulated other comprehensive income	—	6.7	—	6.7
Net current-period other comprehensive income	(0.1)	82.9	—	82.8
Balance, September 30, 2019	$(22.5)	$33.9	$(6.7)	$4.7

The amounts reclassified from accumulated other comprehensive (loss) income shown in the above table have been included in the following captions in our Consolidated Statements of (Loss) Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Unrealized gains and losses on securities:
Net realized investment (gains) loss	$4.5	$2.8	$(15.4)	$7.7
Provision (benefit) for income taxes	(0.5)	(0.3)	0.2	(1.0)
Net of taxes	$4.0	$2.5	$(15.2)	$6.7

9.    Net (Loss) Income Per Common Share
The following table presents the calculation of net (loss) income per common share on a basic and diluted basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except number of shares and per share amounts)	2020	2019	2020	2019
Net (loss) income	$(29.6)	$(25.1)	$(54.8)	$94.9
Less: Preferred share dividends	2.0	—	2.0	—
Net (loss) income attributable to common shareholders	(31.6)	(25.1)	(56.8)	94.9
Weighted average common shares outstanding - basic	34,667,266	34,299,999	34,590,659	34,161,016
Effect of dilutive securities:
Equity compensation awards	—	—	—	608,606
Weighted average common shares outstanding - diluted	34,667,266	34,299,999	34,590,659	34,769,622
Net (loss) income per common share:
Basic	$(0.91)	$(0.73)	$(1.64)	$2.78
Diluted	$(0.91)	$(0.73)	$(1.64)	$2.73
Excluded from the weighted average common shares outstanding calculation at September 30, 2020 and 2019 are 11,315,889 shares, which are held as treasury shares. The shares are excluded as of their repurchase date. Due to the net loss incurred for the three and nine months ended September 30, 2020, all of the potentially dilutive securities were anti-dilutive, and therefore, omitted from the calculation. Due to the net loss incurred for the three months ended September 30, 2019, all of the potentially dilutive securities were anti-dilutive, and therefore, omitted from the calculation. For the nine months ended September 30, 2019, there were 2,331 weighted average shares excluded from the computation of diluted net income per common share because they were anti-dilutive.
10.    Supplemental Cash Flow Information
Interest paid and income taxes paid (recovered) were as follows:

	For the Nine Months Ended September 30,
(in millions)	2020	2019
Senior unsecured fixed rate notes	$7.0	$7.0
Junior subordinated debentures	9.4	12.3
Other indebtedness	4.6	7.2
Total interest paid	$21.0	$26.5

Income taxes paid	46.0	4.8
Income taxes recovered	(1.6)	(0.1)
Income taxes paid, net	$44.4	$4.7

11.    Share-based Compensation
Argo Group’s 2019 Omnibus Incentive Plan
In May 2019, our shareholders approved the 2019 Omnibus Incentive Plan (the “2019 Plan”), which provides equity-based and cash-based performance-related incentives to key employees, non-employee directors and other service providers. The intent of the 2019 Plan is to encourage and provide for the acquisition of an ownership interest in Argo Group, enabling us to attract and retain qualified and competent persons to serve as members of our management team and the Board of Directors. The 2019 Plan authorizes 1,885,000 common shares to be granted as equity-based awards. No further grants will be made under any prior plan; however, any awards under a prior plan that are outstanding as of the effective date shall remain subject to the terms and conditions of, and be governed by, such prior plan.
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
Restricted Shares
A summary of restricted share activity as of September 30, 2020 and changes during the nine months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2020	471,271	$60.09
Granted	399,578	$32.53
Vested and issued	(175,321)	$51.22
Expired or forfeited	(134,676)	$52.00
Outstanding at September 30, 2020	560,852	$43.61
The restricted shares vest over one to four years. Expense recognized under this plan for the restricted shares was $1.7 million and $6.9 million for the three and nine months ended September 30, 2020, respectively, as compared to $3.2 million and $10.5 million for the three and nine months ended September 30, 2019, respectively. Compensation expense for all share-based compensation awards is included in “Underwriting, acquisition and insurance expenses” in the accompanying Consolidated Statements of (Loss) Income. As of September 30, 2020, there was $18.4 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group.
Stock-Settled SARs
A summary of stock-settled SARs activity as of September 30, 2020 and changes during the nine months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2020	625,368	$33.60
Exercised	(418,702)	$32.25
Expired or forfeited	(15,031)	$—
Outstanding at September 30, 2020	191,635	$36.21
As of September 30, 2020, all stock-settled SARs are fully vested. Upon exercise of the stock-settled SARs, the employee is entitled to receive common shares equal to the appreciation of the stock as compared to the exercise price. There was no expense recognized for the three and nine months ended September 30, 2020 for stock-settled SARs. There was no expense recognized for the three months ended September 30, 2019. For the nine months ended September 30, 2019, expense recognized for the stock-settled SARs was $0.4 million. As of September 30, 2020, there was no unrecognized compensation cost related to stock-settled SARs outstanding.

12.    Underwriting, Acquisition and Insurance Expenses & Other Corporate Expenses
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Commissions	$79.4	$58.0	$201.9	$178.0
General expenses	92.1	89.2	284.3	269.3
Premium taxes, boards and bureaus	9.4	10.8	23.9	27.0
	180.9	158.0	510.1	474.3
Net deferral of policy acquisition costs	(16.6)	6.0	(16.4)	11.3
Total underwriting, acquisition and insurance expenses	$164.3	$164.0	$493.7	$485.6
Other Corporate Expenses
During the three and nine months ended September 30, 2020 and 2019, we incurred costs of $0.4 million and $6.2 million, and $3.7 million and $11.7 million, respectively, in connection with the previously disclosed corporate governance and compensation matters, including responding to the 2019 subpoena from the SEC related to the Company's disclosure of certain compensation-related perquisites received by the Company's former chief executive officer. During the second quarter of 2020, the Company reached a settlement with the SEC related to its investigation, which required that the Company pay a civil penalty of approximately $900,000, which is included in other corporate expenses for the nine months ended September 30, 2020.
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

Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the three and nine months ended September 30, 2020 and 2019, pre-tax income (loss) attributable to our operations and the corresponding operations’ effective tax rates were as follows:

	For the Three Months Ended September 30,
	2020			2019
(in millions)	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$2.4		—%	$(7.8)		—%
United States	7.4		81.6%	7.7		16.4%
United Kingdom	(38.1)		15.4%	(17.9)		13.1%
Belgium	0.2		22.8%	(0.1)		28.6%
Brazil	0.3		—%	1.2		—%
United Arab Emirates	0.4		—%	—	(1)	—%
Ireland	—	(1)	—%	—	(1)	—%
Italy	(0.9)		—%	(3.6)		—%
Malta	(1.1)		—%	(5.6)		—%
Switzerland	—	(1)	—%	(0.1)		1.0%
Pre-tax loss	$(29.4)		(0.7)%	$(26.2)		4.1%
(1)    Pre-tax income (loss) for the respective year was less than $0.1 million.

	For the Nine Months Ended September 30,
	2020			2019
	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)	Effective Tax Rate
Bermuda	$(50.3)		—%	$39.1	—%
United States	64.6		24.7%	99.5	14.6%
United Kingdom	(65.6)		9.9%	(30.3)	19.2%
Belgium	0.2		25.3%	(0.4)	29.4%
Brazil	3.2		—%	5.0	—%
United Arab Emirates	1.8		—%	0.3	—%
Ireland	(0.1)		—%	(0.1)	—%
Italy	0.7		—%	(4.1)	—%
Malta	0.2		—%	(5.4)	—%
Switzerland	—	(1)	—%	(0.1)	0.9%
Pre-tax (loss) income	$(45.3)		(21.0)%	$103.5	8.4%
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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(in millions)	2020		2019		2020	2019
Income tax provision (benefit) at expected rate	$(6.5)		$(4.1)		$2.8	$14.4
Tax effect of:
Nontaxable investment income	(0.2)		(0.4)		(0.5)	(1.1)
Foreign exchange adjustments	0.7		0.7		0.1	1.3
Goodwill	—	(1)	—		1.0	—
Withholding taxes	—	(1)	—	(1)	0.1	0.2
Prior period adjustments	0.9		—	(1)	0.9	(1.8)
Change in uncertain tax position liability	2.7		—		2.7	—
Change in valuation allowance	1.2		2.2		1.2	1.6
Other	1.4		0.5		1.2	(6.0)
Income tax provision (benefit)	$0.2		$(1.1)		$9.5	$8.6
(1) Tax effect of the adjustment for the respective year was less than $0.1 million.
Our gross deferred tax assets are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future taxable income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of future taxable income sufficient to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally for our U.S. property and casualty insurers two years for net operating losses and for all our U.S. subsidiaries three years for capital losses. If a company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. The net change in valuation allowance for deferred tax assets was an increase of $1.2 million in 2020, relating to the following: Internal Revenue Code Section 382 limited net operating loss carryforwards within the United States, cumulative losses incurred since inception, and valuation allowances acquired through or related to acquisitions. Based upon a review of our available evidence, both positive and negative discussed above, our management concluded that it is more-likely-than-not that the other deferred tax assets will be realized.
For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. For the three and nine months ended September 30, 2020, the Company recorded uncertain tax positions in the amount of $2.7 million. Related interest in the amount of $0.5 million has been recorded in the line item “Interest expense” in our Consolidated Statements of (Loss) Income for the three and nine months ended September 30, 2020. Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2015. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2016.
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
We have contractual commitments to invest up to $86.5 million related to our limited partnership investments at September 30, 2020. These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time, not to exceed thirteen years.

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
Revenue and (loss) income before income taxes for each segment were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Revenue:
Earned premiums
U.S. Operations	$298.7	$290.8	$902.8	$848.6
International Operations	146.7	160.7	410.8	455.0
Run-off Lines	0.1	—	0.3	0.1
Total earned premiums	445.5	451.5	1,313.9	1,303.7
Net investment income
U.S. Operations	30.1	27.4	56.1	80.1
International Operations	9.9	10.7	19.0	31.3
Run-off Lines	1.5	1.7	2.8	4.4
Corporate and Other	0.5	0.4	1.1	1.1
Total net investment income	42.0	40.2	79.0	116.9
Fee and other income	1.7	1.9	5.8	6.3
Net realized investment (losses) gains	(5.7)	(6.2)	(21.7)	58.3
Total revenue	$483.5	$487.4	$1,377.0	$1,485.2

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Income (loss) before income taxes
U.S. Operations	$20.1	$42.2	$88.2	$138.3
International Operations	(14.7)	(52.9)	(54.5)	(57.7)
Run-off Lines	(10.2)	0.7	(11.0)	0.2
Total segment (loss) income before taxes	(4.8)	(10.0)	22.7	80.8
Corporate and Other	(6.9)	(7.9)	(25.1)	(30.1)
Net realized investment and other (losses) gains	(5.7)	(6.2)	(21.7)	58.3
Foreign currency exchange (losses) gains	(11.6)	1.6	(15.0)	6.2
Other corporate expenses	(0.4)	(3.7)	(6.2)	(11.7)
Total (loss) income before income taxes	$(29.4)	$(26.2)	$(45.3)	$103.5

The table below presents earned premiums by geographic location for the three and nine months ended September 30, 2020 and 2019. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
United States	$299.1	$289.6	$900.2	$845.4
United Kingdom	90.6	101.9	252.8	295.6
Bermuda	27.3	24.3	73.8	60.1
Malta	13.0	21.3	43.3	62.3
All other jurisdictions	15.5	14.4	43.8	40.3
Total earned premiums	$445.5	$451.5	$1,313.9	$1,303.7
The following table represents identifiable assets:

(in millions)	September 30, 2020	December 31, 2019
U.S. Operations	$6,065.9	$5,009.0
International Operations	4,140.8	5,002.4
Run-off Lines	334.9	356.9
Corporate and Other	192.7	146.2
Total	$10,734.3	$10,514.5
Included in total assets at September 30, 2020 and December 31, 2019 are $800.6 million and $916.3 million, respectively, in assets associated with trade capital providers.
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
In accordance with ASU 2015-3, “Simplifying the Presentation of Debt Issuance Costs” (Topic 835), we present the unamortized debt issuance costs in the balance sheet as a direct deduction from the carrying value of the debt liability. At September 30, 2020 and December 31, 2019, the Notes consisted of the following:

(in millions)	September 30, 2020	December 31, 2019
Senior unsecured fixed rate notes
Principal	$143.8	$143.8
Less: unamortized debt issuance costs	(3.7)	(3.8)
Senior unsecured fixed rate notes, less unamortized debt issuance costs	$140.1	$140.0
In accordance with Article 10 of SEC Regulation S-X, we have elected to present condensed consolidating financial information in lieu of separate financial statements for the Subsidiary Issuer. The following tables present condensed consolidating financial information at September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019, of the Parent Guarantor and the Subsidiary Issuer. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.

The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations and cash flows of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2020
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$1.2	$3,379.4	$1,625.4	$—	$5,006.0
Cash	2.9	133.6	163.9	—	300.4
Accrued investment income	—	17.0	5.2	—	22.2
Premiums receivable	—	305.1	491.9	—	797.0
Reinsurance recoverables	—	1,817.3	1,229.2	—	3,046.5
Goodwill and other intangible assets, net	39.6	118.5	89.2	—	247.3
Current income taxes receivable, net	—	2.7	8.5	—	11.2
Deferred tax assets, net	—	4.1	12.9	—	17.0
Deferred acquisition costs, net	—	98.2	72.2	—	170.4
Ceded unearned premiums	—	342.0	318.9	—	660.9
Operating lease right-of-use assets	6.5	53.3	24.6	—	84.4
Other assets	8.8	157.9	191.8	—	358.5
Assets held for sale	—	12.2	0.3	—	12.5
Intercompany note receivable	—	58.4	(58.4)	—	—
Investments in subsidiaries	1,932.2	—	—	(1,932.2)	—
Total assets	$1,991.2	$6,499.7	$4,175.6	$(1,932.2)	$10,734.3
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$3,285.5	$2,104.5	$—	$5,390.0
Unearned premiums	—	956.0	618.2	—	1,574.2
Funds held and ceded reinsurance payable, net	—	576.2	571.4	—	1,147.6
Debt	28.4	284.4	144.1	—	456.9
Accrued underwriting expenses and other liabilities	4.0	84.1	114.7	—	202.8
Operating lease liabilities	6.6	61.9	29.8	—	98.3
Due to (from) affiliates	87.7	(14.2)	14.2	(87.7)	—
Total liabilities	126.7	5,233.9	3,596.9	(87.7)	8,869.8
Total shareholders' equity	1,864.5	1,265.8	578.7	(1,844.5)	1,864.5
Total liabilities and shareholders' equity	$1,991.2	$6,499.7	$4,175.6	$(1,932.2)	$10,734.3
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

CONDENSED CONSOLIDATING STATEMENT OF (LOSS) INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$298.2	$147.3	$—	$445.5
Net investment income	—	32.8	9.2	—	42.0
Fee and other income	—	0.6	1.1	—	1.7
Net realized investment losses	—	(4.5)	(1.2)	—	(5.7)
Total revenue	—	327.1	156.4	—	483.5
Expenses:
Losses and loss adjustment expenses	—	211.5	117.4	—	328.9
Underwriting, acquisition and insurance expenses	4.5	102.7	57.1	—	164.3
Other corporate expenses	0.2	0.2	—	—	0.4
Interest expense	0.8	4.3	1.7	—	6.8
Fee and other expense	—	0.5	0.4	—	0.9
Foreign currency exchange losses	—	0.6	11.0	—	11.6
Total expenses	5.5	319.8	187.6	—	512.9
(Loss) income before income taxes	(5.5)	7.3	(31.2)	—	(29.4)
Provision (benefit) for income taxes	—	6.0	(5.8)	—	0.2
Net (loss) income before equity in earnings of subsidiaries	(5.5)	1.3	(25.4)	—	(29.6)
Equity in undistributed earnings of subsidiaries	(24.1)	—	—	24.1	—
Net (loss) income	$(29.6)	$1.3	$(25.4)	$24.1	$(29.6)
Dividends on preferred shares	2.0	—	—	—	2.0
Net (loss) income attributable to common shareholders	$(31.6)	$1.3	$(25.4)	$24.1	$(31.6)
(1)Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF (LOSS) INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$265.5	$186.0	$—	$451.5
Net investment (expense) income	(0.9)	27.7	13.4	—	40.2
Fee and other income	—	0.7	1.2	—	1.9
Net realized investment (losses) gains	(0.3)	(0.3)	(5.6)	—	(6.2)
Total revenue	(1.2)	293.6	195.0	—	487.4
Expenses:
Losses and loss adjustment expenses	—	177.7	161.1	—	338.8
Underwriting, acquisition and insurance expenses	(1.7)	103.5	62.2	—	164.0
Other corporate expenses	3.7	—	—	—	3.7
Interest expense	1.7	4.0	1.8	—	7.5
Fee and other expense	—	0.7	0.5	—	1.2
Foreign currency exchange gains	—	0.1	(1.7)	—	(1.6)
Total expenses	3.7	286.0	223.9	—	513.6
(Loss) income before income taxes	(4.9)	7.6	(28.9)	—	(26.2)
Provision (benefit) for income taxes	—	1.2	(2.3)	—	(1.1)
Net (loss) income before equity in earnings of subsidiaries	(4.9)	6.4	(26.6)	—	(25.1)
Equity in undistributed earnings of subsidiaries	(20.2)	—	—	20.2	—
Net (loss) income attributable to common shareholders	$(25.1)	$6.4	$(26.6)	$20.2	$(25.1)
(1)Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF (LOSS) INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$900.4	$413.5	$—	$1,313.9
Net investment income	—	63.2	15.8	—	79.0
Fee and other income	—	2.0	3.8	—	5.8
Net realized investment gains (losses)	1.3	(12.0)	(11.0)	—	(21.7)
Total revenue	1.3	953.6	422.1	—	1,377.0
Expenses:
Losses and loss adjustment expenses	—	569.7	313.3	—	883.0
Underwriting, acquisition and insurance expenses	13.5	306.2	174.0	—	493.7
Other corporate expenses	5.4	0.8	—	—	6.2
Interest expense	3.3	12.6	5.4	—	21.3
Fee and other expense	—	1.8	1.3	—	3.1
Foreign currency exchange (gains) losses	—	(0.4)	15.4	—	15.0
Total expenses	22.2	890.7	509.4	—	1,422.3
(Loss) income before income taxes	(20.9)	62.9	(87.3)	—	(45.3)
Provision (benefit) for income taxes	—	15.9	(6.4)	—	9.5
Net (loss) income before equity in earnings of subsidiaries	(20.9)	47.0	(80.9)	—	(54.8)
Equity in undistributed earnings of subsidiaries	(33.9)	—	—	33.9	—
Net (loss) income	$(54.8)	$47.0	$(80.9)	$33.9	$(54.8)
Dividends on preferred shares	$2.0	$—	$—	$—	$2.0
Net (loss) income attributable to common shareholders	$(56.8)	$47.0	$(80.9)	$33.9	$(56.8)
(1)Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$792.1	$511.6	$—	$1,303.7
Net investment (expenses) income	(2.2)	79.6	39.5	—	116.9
Fee and other income	—	2.5	3.8	—	6.3
Net realized investment (losses) gains	(0.5)	60.6	(1.8)	—	58.3
Total revenue	(2.7)	934.8	553.1	—	1,485.2
Expenses:
Losses and loss adjustment expenses	—	507.0	354.5	—	861.5
Underwriting, acquisition and insurance expenses	(0.7)	311.7	174.6	—	485.6
Other corporate expenses	11.6	0.1	—	—	11.7
Interest expense	5.1	13.9	6.3	—	25.3
Fee and other expense	—	2.4	1.4	—	3.8
Foreign currency exchange losses (gains)	—	0.3	(6.5)	—	(6.2)
Total expenses	16.0	835.4	530.3	—	1,381.7
(Loss) income before income taxes	(18.7)	99.4	22.8	—	103.5
Provision (benefit) for income taxes	—	14.5	(5.9)	—	8.6
Net (loss) income before equity in earnings of subsidiaries	(18.7)	84.9	28.7	—	94.9
Equity in undistributed earnings of subsidiaries	113.6	—	—	(113.6)	—
Net income	$94.9	$84.9	$28.7	$(113.6)	$94.9
(1)Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$35.6	$23.5	$42.3	$—	$101.4
Cash flows from investing activities:
Proceeds from sales of investments	—	581.6	509.6	—	1,091.2
Maturities and mandatory calls of fixed maturity investments	—	296.3	114.0	—	410.3
Purchases of investments	—	(1,294.2)	(457.9)	—	(1,752.1)
Change in short-term investments and foreign regulatory deposits	(0.6)	449.9	(152.0)	—	297.3
Settlements of foreign currency exchange forward contracts	0.1	(0.1)	9.1	—	9.1
Capital contribution to subsidiaries	(145.3)	—	—	145.3	—
Sale of Trident's assets	—	38.0	—	—	38.0
Purchases of fixed assets and other, net	—	7.0	(20.1)	—	(13.1)
Cash (used in) provided by investing activities	(145.8)	78.5	2.7	145.3	80.7
Cash flows from financing activities:
Payment on long-term debt	—	—	(125.0)	—	(125.0)
Issuance of preferred shares, net of issuance costs	144.0	—	—	—	144.0
Capital contribution from parent	—	—	145.3	(145.3)	—
Activity under stock incentive plans	1.4	—	—	—	1.4
Payment of cash dividends to preferred shareholders	(2.0)	—	—	—	(2.0)
Payment of cash dividend to common shareholders	(32.2)	—	—	—	(32.2)
Cash provided by (used in) financing activities	111.2	—	20.3	(145.3)	(13.8)
Effect of exchange rate changes on cash	—	—	(5.7)	—	(5.7)
Change in cash	1.0	102.0	59.6	—	162.6
Cash, beginning of year	1.9	31.6	104.3	—	137.8
Cash, end of period	$2.9	$133.6	$163.9	$—	$300.4
(1)Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)Includes all Argo Group parent company eliminations

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$29.2	$124.6	$41.9	$—	$195.7
Cash flows from investing activities:
Proceeds from sales of investments	—	744.2	436.1	—	1,180.3
Maturities and mandatory calls of fixed maturity investments	—	219.2	73.0	—	292.2
Purchases of investments	—	(1,091.2)	(548.3)	—	(1,639.5)
Change in short-term investments and foreign regulatory deposits	3.5	34.7	(35.9)	—	2.3
Settlements of foreign currency exchange forward contracts	(0.1)	1.4	(2.5)	—	(1.2)
Purchases of fixed assets and other, net	—	(1.8)	8.5	—	6.7
Cash provided by investing activities	3.4	(93.5)	(69.1)	—	(159.2)
Cash flows from financing activities:
Payment on the intercompany note	—	(19.1)	19.1	—	—
Payment on note payable	—	(0.6)	—	—	(0.6)
Activity under stock incentive plans	1.4	—	—	—	1.4
Payment of cash dividend to common shareholders	(32.5)	—	—	—	(32.5)
Cash (used in) provided by financing activities	(31.1)	(19.7)	19.1	—	(31.7)
Effect of exchange rate changes on cash	—	—	1.1	—	1.1
Change in cash	1.5	11.4	(7.0)	—	5.9
Cash, beginning of year	1.7	31.7	105.8	—	139.2
Cash, end of period	$3.2	$43.1	$98.8	$—	$145.1
(1)Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)Includes all Argo Group parent company eliminations.
17.    Subsequent Event
On November 2, 2020, we announced that we had reached an agreement to sell our reinsurance business, Ariel Re, to Pelican Ventures and J.C. Flowers & Co. Ariel Re is one of the units within our International Operations reporting segment. The transaction is subject to regulatory approval and is expected to close in the fourth quarter of 2020.
Under the terms of the agreement, the buying group’s corporate member will provide Ariel Re’s capital for the 2021 Lloyd’s year of account, and Argo Group has agreed to retain historical reserves and the remaining exposure for the 2020 Lloyd’s year of account.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2020 compared with the three and nine months ended September 30, 2019, and a discussion of our financial condition as of September 30, 2020. This discussion and analysis should be read in conjunction with the attached unaudited interim Condensed Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2020, including the audited Consolidated Financial Statements and notes thereto.
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

Consolidated Results of Operations
For the three and nine months ended September 30, 2020, we reported a net loss attributable to common shareholders of $31.6 million ($0.91 per diluted common share) and $56.8 million ($1.64 per diluted common share), respectively. For the three and nine months ended September 30, 2019, we reported a net loss of $25.1 million ($0.73 per diluted common share) and net income of $94.9 million ($2.73 per diluted common share), respectively.
The following is a comparison of selected data from our operations, as well as book value per common share, for the relevant comparative periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Gross written premiums	$890.2	$882.7	$2,515.7	$2,416.4
Earned premiums	$445.5	$451.5	$1,313.9	$1,303.7
Net investment income	42.0	40.2	79.0	116.9
Fee and other income	1.7	1.9	5.8	6.3
Net realized investment gains (losses):
Net realized investment (losses) gains	(5.7)	2.6	33.3	0.3
Change in fair value of equity securities	10.5	(8.8)	(12.0)	58.0
Credit losses on fixed maturity securities	(10.5)	—	(43.0)	—
Net realized investment (losses) gains	(5.7)	(6.2)	(21.7)	58.3
Total revenue	$483.5	$487.4	$1,377.0	$1,485.2
(Loss) income before income taxes	$(29.4)	$(26.2)	$(45.3)	$103.5
Income tax provision (benefit)	0.2	(1.1)	9.5	8.6
Net (loss) income	$(29.6)	$(25.1)	$(54.8)	$94.9
Less: Dividends on preferred shares	2.0	—	2.0	—
Net (loss) income attributable to common shareholders	$(31.6)	$(25.1)	$(56.8)	$94.9
Loss ratio	73.8%	75.1%	67.2%	66.1%
Expense ratio	36.9%	36.3%	37.6%	37.2%
Combined ratio	110.7%	111.4%	104.8%	103.3%

	September 30, 2020	December 31, 2019	September 30, 2019
Book value per common share	$49.63	$51.80	$55.18
Impact of COVID-19
The global COVID-19 pandemic has resulted in and is expected to continue to result in significant disruptions in economic activity and financial markets. COVID-19 has directly and indirectly adversely affected the Company and may continue to do so for an uncertain period of time. Beginning in March 2020, the pandemic and related economic conditions began to impact our results of operations. For the three and nine months ended September 30, 2020, our underwriting results included net pre-tax catastrophe losses of $16.9 million and $60.5 million, respectively, associated with COVID-19 and related economic conditions, primarily resulting from contingency and property exposures in the Company’s International Operations and property exposures in its U.S. Operations. Property losses relate to sub-limited affirmative business interruption coverage, primarily in certain International markets, as well as expected costs associated with claims handling. Premium growth in certain lines in both our U.S. and International Operations reporting segments has been negatively impacted by the challenges of the economic slowdown. Conversely, our current accident year non-catastrophe loss results have seen reduced claim activity during the first three quarter of 2020 due, in part, to the impact of the COVID-19 pandemic. Our liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the first nine months of 2020. The extent to which COVID-19 will continue to impact our business will depend on future developments that cannot be predicted, and while we have recorded our best estimates of this impact as of and for the three and nine months ended September 30, 2020, actual results in future periods could materially differ from those disclosed herein.

In March 2020, we transitioned predominantly all of our employees to a remote working environment, leveraging our investments over the last several years in business contingency planning and digital solutions. This has allowed Argo Group and its business functions to operate successfully from the onset of the COVID-19 pandemic through the date of this filing. We are committed to serving the needs of our employees, customers, business partners and shareholders and have developed a COVID-19 response team to monitor our efforts around safeguarding our people, supporting our front office and business operations, understanding and managing our loss exposures and other risks associated with COVID-19. We also consistently seek to keep our employees, customers, business partners and shareholders informed.
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

	For the Three Months Ended September 30,
	2020		2019
(in millions)	Amount	Ratio (1)	Amount	Ratio (1)
Earned premiums	$445.5		$451.5
Less:
Catastrophe-related premium adjustments - (outward) inward	(3.9)		0.1
Earned premiums, net of catastrophe-related adjustments	$449.4		$451.4

Losses and loss adjustment expenses, as reported	$328.9	73.8%	$338.8	75.1%
Less:
Unfavorable prior accident year loss development	(1.6)	(0.4)%	(41.8)	(9.3)%
Catastrophe losses, including COVID-19 (2)	(71.2)	(16.5)%	(19.3)	(4.3)%
Current accident year non-catastrophe losses (non-GAAP)	$256.1	56.9%	$277.7	61.5%
Non-catastrophe expense ratio (non-GAAP)		36.6%		36.3%
Current accident year non-catastrophe combined ratio (non-GAAP)		93.5%		97.8%
(1) For purposes of calculating the percentage points impact on the loss, expense and combined ratios, earned premiums were adjusted to exclude outward reinstatement premium adjustments of $3.9 million for the three months ended September 30, 2020, and inward reinstatement premium adjustments of $0.1 million for the three months ended September 30, 2019.
(2) Catastrophe losses’ percentage point impact are calculated as the difference between the reported combined ratio and the combined ratio excluding incurred catastrophe losses and catastrophe-related premium adjustments.

	For the Nine Months Ended September 30,
	2020		2019
(in millions)	Amount	Ratio (1)	Amount	Ratio (1)
Earned premiums	$1,313.9		$1,303.7
Less:
Catastrophe-related premium adjustments - (outward) inward	(6.0)		0.1
Earned premiums, net of catastrophe-related adjustments	$1,319.9		$1,303.6

Losses and loss adjustment expenses, as reported	$883.0	67.2%	$861.5	66.1%
Less:
Unfavorable prior accident year loss development	(6.1)	(0.5)%	(61.6)	(4.7)%
Catastrophe losses, including COVID-19 (2)	(128.2)	(10.0)%	(31.3)	(2.4)%
Current accident year non-catastrophe losses (non-GAAP)	$748.7	56.7%	$768.6	59.0%
Non-catastrophe expense ratio (non-GAAP)		37.4%		37.2%
Current accident year non-catastrophe combined ratio (non-GAAP)		94.1%		96.2%
(1) For purposes of calculating the percentage points impact on the loss, expense and combined ratios, earned premiums were adjusted to exclude outward reinstatement premium adjustments of $6.0 million for the nine months ended September 30, 2020, and inward reinstatement premium adjustments of $0.1 million for the nine months ended September 30, 2019.
(2) Catastrophe losses’ percentage point impact are calculated as the difference between the reported combined ratio and the combined ratio excluding incurred catastrophe losses and catastrophe-related premium adjustments.
Gross Written and Earned Premiums
Consolidated gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended September 30,
	2020		2019
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$251.8	$80.9	$236.3	$77.8
Liability	365.1	192.0	371.1	208.0
Professional	161.4	93.2	136.6	73.1
Specialty	111.9	79.4	138.7	92.6
Total	$890.2	$445.5	$882.7	$451.5

	For the Nine Months Ended September 30,
	2020		2019
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$654.0	$232.9	$672.5	$219.2
Liability	990.6	580.7	963.6	617.8
Professional	469.4	265.4	371.3	202.3
Specialty	401.7	234.9	409.0	264.4
Total	$2,515.7	$1,313.9	$2,416.4	$1,303.7

Consolidated gross written premiums increased $7.5 million, or 0.8%, for the three months ended September 30, 2020, as compared to the same period ended 2019, while net earned premiums decreased $6.0 million, or 1.3%, for the comparative periods. For the nine months ended September 30, 2020, consolidated gross written premiums increased $99.3 million, or 4.1%, as compared to the same period ended 2019, while net earned premiums increased $10.2 million, or 0.8%, for the comparative periods. Both U.S. Operations and International Operations saw overall rate increases for the three and nine months ended September 30, 2020. Net earned premiums for the three and nine months ended September 30, 2020 included outward catastrophe-related reinsurance reinstatement premiums of $3.9 million and $6.0 million, respectively. We recorded $0.1 million of inward catastrophe-related reinsurance reinstatement premiums for the both three and nine months ended September 30, 2019.
Our gross written and earned premiums are further discussed by reporting segment and major lines of business below under the heading "Segment Results."
Net Investment Income
Consolidated net investment income was $42.0 million and $79.0 million for the three and nine months ended September 30, 2020, respectively, compared to $40.2 million and $116.9 million for the same periods ended 2019. The increase in net investment income in the third quarter of 2020 compared to the same period in 2019 was driven by a significant increase coming from our alternative investment portfolio. Our alternative investment portfolio, which is reported on a one to three-month lag, produced net investment income of $19.3 million and net investment losses of $1.6 million for the three and nine months ended September 30, 2020, respectively, compared to net investment income of $8.0 million and $19.4 million for the same periods ended 2019. The improvement concentrated in the third quarter of 2020 reflected the strengthening in global financial markets during the second quarter of 2020 following the March 2020 downturn related to COVID-19. Additionally, the third quarter of 2020 alternative portfolio performance included $6.2 million from a performance-based contingent payment related to net asset sales initiated by an equity investee in the second quarter of 2017, as previously reported.
Our core investment portfolio produced net investment income of $22.7 million and $80.6 million for the three and nine months ended September 30, 2020, respectively, compared to net investment income of $32.2 million and $97.5 million for the same periods ended 2019. The decline in the comparative periods was primarily due to a combination of our decision to hold highly liquid investments at the end of the first quarter of 2020 due to concerns around potential business impacts from COVID-19, as well as the drop in treasury rates and LIBOR during the second and third quarters of 2020, which impacted our reinvestment rate.
Net Realized Investment Gains/Losses
Consolidated net realized investment losses of $5.7 million for the three months ended September 30, 2020 included a $10.5 million charge for expected credit losses on fixed maturity securities recognized under Accounting Standards Update ("ASU") 2016-13, "Measurement of Credit Losses on Financial Instruments," which was effective January 1, 2020. We recognized a $10.5 million increase in the fair value of equity securities during the third quarter of 2020 and $1.7 million related to net foreign currency exchange gains. The remaining $7.4 million net realized investment loss primarily related to sales of fixed maturity and equity securities.
Consolidated net realized investment losses of $6.2 million for the three months ended September 30, 2019 included an $8.8 million decrease in the fair value of equity securities. The remaining $2.6 million net realized investment gain included recognizing gains of $8.8 million from the sale of fixed maturity and equity securities. Partially offsetting these gains were $5.0 million in other-than-temporary impairment losses, primarily on fixed maturity securities, and $1.2 million of foreign currency exchange losses.
Consolidated net realized investment losses of $21.7 million for the nine months ended September 30, 2020 included a $43.0 million charge for expected credit losses on fixed maturity securities recognized under ASU 2016-13, a $12.0 million decrease in the fair value of equity securities, as well as $3.8 million related to net foreign currency exchange losses. Partially offsetting these losses was the $32.3 million gain recognized on the sale of our Trident Public Risk Solutions ("Trident") brand and underwriting platform in the second quarter of 2020. The remaining $4.8 million net realized investment gain primarily related to sales of fixed maturity and equity securities.
Consolidated net realized investment gains of $58.3 million for the nine months ended September 30, 2019 included a $58.0 million increase in the fair value of equity securities. The remaining $0.3 million net realized investment gain included realized gains of $14.2 million from the sale of fixed maturity and equity securities, partially offset by $11.8 million in other-than-temporary impairment losses, primarily on fixed maturity securities, and $2.1 million of net foreign currency exchange losses.

Loss and Loss Adjustment Expenses
The consolidated loss ratio for the three months ended September 30, 2020 was 73.8%, compared to 75.1% for the same period in 2019. The lower loss ratio in the third quarter of 2020 is driven by an 8.9 percentage point year-over-year improvement in the net unfavorable prior-year reserve development, an improvement of 4.6 percentage points in the current accident year non-catastrophe loss ratio, largely due to rate improvements achieved over the last several quarters, as well as a reduction in claim activity, offset by a 12.2 percentage point increase in catastrophe losses, which included COVID 19-related losses. Catastrophe losses in the third quarter of 2020 included $16.9 million for COVID-19-related claims, with the remaining $54.3 million being primarily attributable to Hurricanes Laura and Sally, the California wildfires, and various smaller events including the August Midwest derecho.
The consolidated loss ratio for the nine months ended September 30, 2020 was 67.2%, compared to 66.1% for the same period in 2019, driven by an increase in catastrophe losses (7.6 percentage points), which included COVID 19-related losses, partially offset by a decrease in net unfavorable prior-year reserve development during the first nine months of 2020 (4.2 percentage points), and a decrease in the current accident year non-catastrophe loss ratio (2.3 percentage points). Catastrophe losses during the first nine months of 2020 included $60.5 million for COVID-19-related claims, with the remaining $67.7 million being mainly attributable to the events from the third quarter of 2020, as well as losses associated with civil unrest and social demonstrations, including riots in some locations, across the U.S.
The following table summarizes the above referenced prior-year loss reserve development for the nine months ended September 30, 2020 with respect to net loss reserves by line of business as of December 31, 2019. Our loss and loss adjustment expenses, including the prior-year loss reserve development shown in the following table, are further discussed by reporting segment below under the heading "Segment Results."

(in millions)	Net Reserves 2019	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2019 Net Reserves
General liability	$1,533.3	$43.3	2.8%
Workers compensation	309.2	(10.1)	(3.3)%
Syndicate liability	197.8	5.7	2.9%
Commercial multi-peril	163.9	(3.2)	(2.0)%
Commercial auto liability	109.7	7.7	7.0%
Fidelity/Surety	50.5	(29.9)	(59.2)%
Reinsurance - nonproportional assumed property	38.6	(2.5)	(6.5)%
Syndicate and U.S. special property	23.7	(1.1)	(4.6)%
Syndicate Specialty	17.9	(2.7)	(15.1)%
All other lines	278.1	(1.1)	(0.4)%
Total	$2,722.7	$6.1	0.2%
Consolidated gross reserves for losses and loss adjustment expenses were $5,390.0 million (including $239.3 million of reserves attributable to our Syndicate 1200 and 1910 trade capital providers) and $4,842.5 million (including $217.6 million of reserves attributable to our Syndicate 1200 and 1910 trade capital providers) as of September 30, 2020 and 2019, respectively. Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.
Underwriting, Acquisition and Insurance Expenses
Consolidated underwriting, acquisition and insurance expenses were $164.3 million for the three months ended September 30, 2020 compared to $164.0 million for the same period ending 2019, and $493.7 million and $485.6 million for nine months ended September 30, 2020 and 2019, respectively. The slight increase in expenses for both comparative periods was primarily due to an increase in non-acquisition expenses in our Lloyd's syndicates due to decreasing our use of third-party capital at Lloyd's and, as such, retaining certain costs in the first nine months of 2020 that were previously allocated to trade capital providers, severance costs in International Operations, as well as the continued investment in strategic growth areas of our business.

The expense ratios for the comparative three and nine month periods ended September 30, 2020 and 2019 were relatively flat, at 36.9% and 36.3% for the three months ended September 30, 2020 and 2019, respectively, and 37.6% and 37.2% for the nine months ended September 30, 2020 and 2019, respectively. The expense ratio for our U.S. Operations was slightly higher in the third quarter of 2020 compared to the same period in 2019, while improving for the nine months ended September 30, 2020 as compared to the same period in 2019. The expense ratio for our International Operations experienced deterioration for the three and nine months ended September 30, 2020 compared to the same periods in 2019.
Our underwriting, acquisition and insurance expenses are further discussed by reporting segment below under the heading "Segment Results."
Interest Expense
Consolidated interest expense was $6.8 million and $21.3 million for the three and nine months ended September 30, 2020, respectively, compared to $7.5 million and $25.3 million for the same periods in 2019. The decreases were due to significant reductions in short-term LIBOR rates during the first nine months of 2020 as compared to the same period in 2019.
Foreign Currency Exchange Gains/Losses
Consolidated foreign currency exchange losses were $11.6 million and $15.0 million for the three and nine months ended September 30, 2020, respectively, as compared to foreign currency exchange gains of $1.6 million and $6.2 million for the three and nine months ended September 30, 2019, respectively. The changes in the foreign currency exchange gains/losses were due to fluctuations of the U.S. Dollar, on a weighted average basis, against the currencies in which we transact our business. For the three months ended September 30, 2020, the foreign currency exchange losses were primarily driven by the U.S. Dollar weakening against the Euro, British Pound, Canadian Dollar and Australian Dollar, as there was increased volatility in currency markets. For the nine months ended September 30, 2020, the foreign currency exchange losses were primarily driven by the U.S. Dollar weakening against Euro. For the three months ended September 30, 2019, the foreign currency exchange gains were primarily driven by the U.S. Dollar strengthening against the British Pound and the Australian Dollar. For the nine months ended September 30, 2019, the foreign currency exchange gains were primarily driven by the U.S. Dollar strengthening against the Euro and the Australian Dollar, partially offset by the U.S. Dollar weakening against the Canadian Dollar.
Other Corporate Expenses
During the three and nine months ended September 30, 2020, we incurred other corporate expenses of $0.4 million and $6.2 million, respectively, compared to $3.7 million and $11.7 million for the three and nine months ended September 30, 2019. During the second quarter of 2020, the Company reached a settlement with the SEC related to its investigation, which required that the Company pay an approximately $900,000 civil penalty, and is included in the other corporate expenses for the nine months ended September 30, 2020. The other corporate expenses were incurred in connection with the previously disclosed corporate governance and compensation matters, including responding to the 2019 subpoena from the SEC related to the Company’s disclosure of certain compensation-related perquisites received by the Company’s former chief executive officer.
These non-recurring costs are included in the line item “Other corporate expenses” in the Company’s Consolidated Statements of (Loss) Income, and have been excluded from the calculation of our expense ratio.
Income Tax Provision
The consolidated income tax provision represents the income tax expense or benefit associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the consolidated provision for income taxes represents taxes on net income for our Belgium, Brazil, Ireland, Italy, Malta, Switzerland, United Kingdom, and U.S. operations. The consolidated provision for income taxes was $0.2 million and $9.5 million for the three and nine months ended September 30, 2020, respectively, compared to the consolidated income tax benefit of $1.1 million and income tax provision of $8.6 million for the same periods ended 2019. The consolidated effective tax rates were (0.7)% and (21.0)% for the three and nine months ended September 30, 2020, respectively, compared to consolidated effective tax rates of 4.1% and 8.4% for the same periods ended 2019. The decrease in the effective tax rates for the three and nine months ended September 30, 2020 was due to the jurisdictional mix of taxable income compared to the respective periods in 2019.

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
U.S. Operations
The following table summarizes the results of operations for the U.S. Operations segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Gross written premiums	$542.4	$529.9	$1,499.1	$1,394.2
Earned premiums	$298.7	$290.8	$902.8	$848.6
Losses and loss adjustment expenses	205.5	178.6	566.3	496.3
Underwriting, acquisition and insurance expenses	99.1	92.8	290.8	278.7
Underwriting (loss) income	(5.9)	19.4	45.7	73.6
Net investment income	30.1	27.4	56.1	80.1
Interest expense	(4.0)	(4.6)	(13.1)	(15.5)
Fee and other income	—	—	—	0.3
Fee and other expense	(0.1)	—	(0.5)	(0.2)
Income before income taxes	$20.1	$42.2	$88.2	$138.3
Loss ratio	68.8%	61.4%	62.7%	58.5%
Expense ratio	33.2%	31.9%	32.2%	32.8%
Combined ratio	102.0%	93.3%	94.9%	91.3%

The following table contains reconciliations of certain non-GAAP financial measures, specifically the current accident year non-catastrophe loss, expense and combined ratios, to their most directly comparable GAAP measures for our U.S. Operations.

	For the Three Months Ended September 30,
	2020		2019
(in millions)	Amount	Ratio (1)	Amount	Ratio (1)
Earned premiums	$298.7		$290.8
Less:
Catastrophe-related premium adjustments - outward	(3.2)		—
Earned premiums, net of catastrophe-related adjustments	$301.9		$290.8

Losses and loss adjustment expenses, as reported	$205.5	68.8%	$178.6	61.4%
Less:
Favorable prior accident year loss development	3.2	1.1%	0.7	0.2%
Catastrophe losses, including COVID-19 (2)	(26.3)	(9.4)%	(6.1)	(2.1)%
Current accident year non-catastrophe losses (non-GAAP)	$182.4	60.5%	$173.2	59.5%
Non-catastrophe expense ratio (non-GAAP)		32.8%		31.9%
Current accident year non-catastrophe combined ratio (non-GAAP)		93.3%		91.4%
(1) For purposes of calculating the percentage points impact on the loss, expense and combined ratios, earned premiums were adjusted to exclude outward reinstatement premium adjustments of $3.2 million for the three months ended September 30, 2020.
(2) Catastrophe losses’ percentage point impact are calculated as the difference between the reported combined ratio and the combined ratio excluding incurred catastrophe losses and catastrophe-related premium adjustments.

	For the Nine Months Ended September 30,
	2020		2019
(in millions)	Amount	Ratio (1)	Amount	Ratio (1)
Earned premiums	$902.8		$848.6
Less:
Catastrophe-related premium adjustments - outward	(3.2)		—
Earned premiums, net of catastrophe-related adjustments	$906.0		$848.6

Losses and loss adjustment expenses, as reported	$566.3	62.7%	$496.3	58.5%
Less:
Favorable prior accident year loss development	0.5	0.1%	9.8	1.2%
Catastrophe losses, including COVID-19 (2)	(42.3)	(4.9)%	(14.3)	(1.7)%
Current accident year non-catastrophe losses (non-GAAP)	$524.5	57.9%	$491.8	58.0%
Non-catastrophe expense ratio (non-GAAP)		32.1%		32.8%
Current accident year non-catastrophe combined ratio (non-GAAP)		90.0%		90.8%
(1) For purposes of calculating the percentage points impact on the loss, expense and combined ratios, earned premiums were adjusted to exclude outward reinstatement premium adjustments of $3.2 million for the nine months ended September 30, 2020.
(2) Catastrophe losses’ percentage point impact are calculated as the difference between the reported combined ratio and the combined ratio excluding incurred catastrophe losses and catastrophe-related premium adjustments.

Gross Written and Earned Premiums
Gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended September 30,
	2020		2019
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$90.8	$36.6	$85.1	$35.3
Liability	291.6	165.2	313.9	179.9
Professional	111.7	63.3	83.4	44.2
Specialty	48.3	33.6	47.5	31.4
Total	$542.4	$298.7	$529.9	$290.8

	For the Nine Months Ended September 30,
	2020		2019
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$237.5	$117.3	$227.3	$100.1
Liability	804.4	507.4	812.9	533.8
Professional	312.7	177.4	220.1	119.6
Specialty	144.5	100.7	133.9	95.1
Total	$1,499.1	$902.8	$1,394.2	$848.6
Property
Gross written premiums for the three months ending September 30, 2020 increased compared to the same period in 2019 primarily driven by growth in inland marine and fronted property, partially offset by a decrease in excess and surplus (“E&S”) property. Gross written premiums for the nine months ending September 30, 2020 increased compared the same period in 2019 due to new business growth in inland marine and strong rate execution for the contract binding business unit. Net earned premium for the three and nine months ending September 30, 2020 increased compared to the same periods in 2019 driven by the premium growth achieved in inland marine, programs, and contract binding business units in recent quarters, partially offset by $3.2 million of outward catastrophe-related reinsurance reinstatement premiums incurred in September 2020.
Liability
Gross written premiums for the three and nine months ending September 30, 2020 decreased compared to the same periods in 2019 due to the challenges of the current economic environment and pandemic-related economic slowdowns, which generally resulted in a lower exposure base and fewer new business opportunities. Most business units had decreased production through the first nine months of 2020, with the exception of general liability lines, environmental products and delegated authority programs, which continued to see new business submissions. Net earned premium for the three and nine months ending September 30, 2020 decreased compared to the same period in 2019 largely due to planned increases to ceded premium.
Professional
The growth in gross written and net earned premiums for the three and nine months ending September 30, 2020 compared to the prior year was driven by the favorable rate environment and increased new business for management liability and errors and omissions products.
Specialty
Gross written premiums for the three months ending September 30, 2020 were relatively flat compared to the same period in 2019. Gross written premiums for the nine months ending September 30, 2020 increased compared to the same period in 2019 primarily due to growth in the surety, fronted business, and inland marine, partially offset by reduced animal mortality programs business due to weaker livestock prices. Net earned premiums for the three and nine months ended September 30, 2020 increased compared to the same periods in 2019 driven by growth in surety, partially offset by decreased net earned premiums for animal mortality programs.

Loss and Loss Adjustment Expenses
The loss ratio for the third quarter of 2020 was 68.8% compared to 61.4% for the third quarter of 2019. The increased loss ratio was driven by a 7.3 percentage point increase in catastrophe losses, which includes COVID-19-related claims, as well as a 1.0 percentage point increase in the current accident year non-catastrophe loss ratio, partially offset by an improvement of 0.9 percentage points related to an increase in net favorable prior-year reserve development.
The loss ratios for the nine months ended September 30, 2020 and 2019 were 62.7% and 58.5%, respectively. The higher loss ratio in the first nine months of 2020 was driven by a 3.2 percentage point impact from an increase in catastrophe losses, which includes COVID-19-related claims, as well as deterioration of 1.1 percentage points related to lower net favorable prior-year reserve development in the first nine months of 2020 compared to the same period in 2019, partially offset by a 0.1 percentage point improvement in the current accident year non-catastrophe loss ratio.
The current accident year non-catastrophe loss ratios for the three and nine months ended September 30, 2020 were 60.5% and 57.9%, respectively, compared to 59.5% and 58.0% for the three and nine months ended September 30, 2019, respectively. The increase in the ratio for the comparative quarterly periods primarily related to a large property loss and a large liability loss that added 1.7 points to the loss ratio for the third quarter of 2020. Additionally, an increase in the estimated loss ratio for professional liability business was offset by a reduction in the loss ratio due to the slowdown in claims activity during the quarter while most businesses were in a nationwide shutdown. The slight decrease in the ratio for the comparative nine month periods primarily related to rate improvement achieved over the past several quarters, as well as reduced claim activity during the first three quarters of 2020, partially offset by the aforementioned increase during the third quarter of 2020.
Net favorable prior-year reserve development for the third quarter of 2020 was $3.2 million and primarily related to favorable development in specialty lines, partially offset by unfavorable development in professional, liability and property lines. Net favorable prior year development for the first nine months of 2020 was $0.5 million, driven predominantly by favorable development in specialty lines, largely offset by unfavorable development in professional, liability and property lines. Net favorable prior-year reserve development for the third quarter of 2019 was $0.7 million and related primarily to specialty and liability lines, partially offset by unfavorable development in professional lines. Net favorable prior-year reserve development for the first nine months of 2019 was $9.8 million and related primarily to liability and specialty lines, partially offset by unfavorable development in our professional and property lines.
Catastrophe losses for the third quarter and first nine months of 2020 were $26.3 million and $42.3 million, respectively, which included reserves associated with COVID-19, primarily related to expected costs associated with potential litigation related to property exposures. The COVID-19 net incurred losses decreased by $2.0 million during the third quarter of 2020 and increased by $6.5 million for the first nine months of 2020. The remaining catastrophe losses of $28.3 million for the third quarter of 2020 were mainly attributable to the California wildfires, Hurricanes Laura and Sally, and various smaller U.S. storms. The remaining catastrophe losses of $35.8 million for the first nine months of 2020 were mainly attributable to the events from the third quarter of 2020, as well as losses associated with civil unrest and social demonstrations, including riots in some locations, across the U.S. Catastrophe losses for the third quarter of 2019 were $6.1 million and related to Hurricane Dorian and U.S. storms. Catastrophe losses for the first nine months of 2019 were $14.3 million and related to Hurricane Dorian and U.S. storms, including Midwest floods.
Underwriting, Acquisition and Insurance Expenses
The expense ratios for the three and nine months ended September 30, 2020 were 33.2% and 32.2%, respectively, compared to 31.9% and 32.8% for the same periods in 2019. The increase in the expense ratio in the third quarter of 2020 as compared to the same period in 2019 was partly impacted by the aforementioned reduction to earned premiums from the catastrophe-related reinstatement premium adjustments, as well as higher gross commission expense related to the annual July renewal of public entity business. The improvement in the expense ratio for the nine months ending September 30, 2020 was primarily due to the impact of earning higher ceding commissions on certain reinsurance contracts during the first nine months of 2020 compared to the same period in 2019.

International Operations
The following table summarizes the results of operations for the International Operations segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Gross written premiums	$347.7	$352.8	$1,016.2	$1,022.1
Earned premiums	$146.7	$160.7	$410.8	$455.0
Losses and loss adjustment expenses	113.0	160.0	305.6	363.3
Underwriting, acquisition and insurance expenses	57.1	62.5	175.0	174.7
Underwriting loss	(23.4)	(61.8)	(69.8)	(83.0)
Net investment income	9.9	10.7	19.0	31.3
Interest expense	(1.9)	(2.5)	(6.2)	(8.4)
Fee and other income	1.1	1.2	3.8	3.8
Fee and other expense	(0.4)	(0.5)	(1.3)	(1.4)
Loss before income taxes	$(14.7)	$(52.9)	$(54.5)	$(57.7)
Loss ratio	77.1%	99.6%	74.4%	79.8%
Expense ratio	38.9%	38.9%	42.6%	38.4%
Combined ratio	116.0%	138.5%	117.0%	118.2%
The following table contains reconciliations of certain non-GAAP financial measures, specifically the current accident year non-catastrophe loss, expense and combined ratios, to their most directly comparable GAAP measures for our International Operations.

	For the Three Months Ended September 30,
	2020		2019
(in millions)	Amount	Ratio (1)	Amount	Ratio (1)
Earned premiums	$146.7		$160.7
Less:
Catastrophe-related premium adjustments - (outward) inward	(0.7)		0.1
Earned premiums, net of catastrophe-related adjustments	$147.4		$160.6

Losses and loss adjustment expenses, as reported	$113.0	77.1%	$160.0	99.6%
Less:
Favorable (unfavorable) prior accident year loss development	5.6	3.8%	(42.3)	(26.3)%
Catastrophe losses, including COVID-19 (2)	(44.9)	(30.9)%	(13.2)	(8.3)%
Current accident year non-catastrophe losses (non-GAAP)	$73.7	50.0%	$104.5	65.0%
Non-catastrophe expense ratio (non-GAAP)		38.7%		38.9%
Current accident year non-catastrophe combined ratio (non-GAAP)		88.7%		103.9%
(1) For purposes of calculating the percentage points impact on the loss, expense and combined ratios, earned premiums were adjusted to exclude outward reinstatement premium adjustments of $0.7 million for the three months ended September 30, 2020, and inward reinstatement premium adjustments of $0.1 million for the three months ended September 30, 2019.
(2) Catastrophe losses’ percentage point impact are calculated as the difference between the reported combined ratio and the combined ratio excluding incurred catastrophe losses and catastrophe-related premium adjustments.

	For the Nine Months Ended September 30,
	2020		2019
(in millions)	Amount	Ratio (1)	Amount	Ratio (1)
Earned premiums	$410.8		$455.0
Less:
Catastrophe-related premium adjustments - (outward) inward	(2.8)		0.1
Earned premiums, net of catastrophe-related adjustments	$413.6		$454.9

Losses and loss adjustment expenses, as reported	$305.6	74.4%	$363.3	79.8%
Less:
Favorable (unfavorable) prior accident year loss development	4.5	1.1%	(69.5)	(15.3)%
Catastrophe losses, including COVID-19 (2)	(85.9)	(21.3)%	(17.0)	(3.7)%
Current accident year non-catastrophe losses (non-GAAP)	$224.2	54.2%	$276.8	60.8%
Non-catastrophe expense ratio (non-GAAP)		42.3%		38.4%
Current accident year non-catastrophe combined ratio (non-GAAP)		96.5%		99.2%
(1) For purposes of calculating the percentage points impact on the loss, expense and combined ratios, earned premiums were adjusted to exclude outward reinstatement premium adjustments of $2.8 million for the nine months ended September 30, 2020, and inward reinstatement premium adjustments of $0.1 million for the nine months ended September 30, 2019.
(2) Catastrophe losses’ percentage point impact are calculated as the difference between the reported combined ratio and the combined ratio excluding incurred catastrophe losses and catastrophe-related premium adjustments.
Gross Written and Earned Premiums
Gross written and earned premiums by our four primary insurance and reinsurance lines were as follows:

	For the Three Months Ended September 30,
	2020		2019
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$161.0	$44.3	$151.2	$42.5
Liability	73.4	26.7	57.2	28.1
Professional	49.7	29.9	53.2	28.9
Specialty	63.6	45.8	91.2	61.2
Total	$347.7	$146.7	$352.8	$160.7

	For the Nine Months Ended September 30,
	2020		2019
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$416.5	$115.6	$445.2	$119.1
Liability	185.8	73.0	150.6	83.9
Professional	156.7	88.0	151.2	82.7
Specialty	257.2	134.2	275.1	169.3
Total	$1,016.2	$410.8	$1,022.1	$455.0

Property
The increase in gross written and net earned premiums for the three months ended September 30, 2020 as compared to the same period in 2019 was due to favorable rate changes and new business in our Bermuda Insurance and Reinsurance operations. The decreases in gross written and net earned premiums for the nine months ended September 30, 2020 as compared to the same period in 2019 was due to targeted reductions in our U.S. Property Reinsurance book and continued optimization work in Syndicate 1200 and Europe, partially offset by an improved rate environment and increased new business accounts in our Bermuda Insurance operation.
Liability
The increase in gross written premiums for the three and nine months ended September 30, 2020 as compared to the same periods in 2019 was due to new U.S. Casualty Treaty business and growth in our International Casualty Treaty business in our Reinsurance operation, as well as favorable rate changes in our Bermuda Insurance operation. Net earned premiums for the three and nine months ended September 30, 2020 decreased as the growth in gross written premiums was offset by additional outwards reinsurance, as well as the cancellation of several coverholders in Europe.
Professional
The increases in gross written and net earned premiums for the three and nine months ended September 30, 2020 as compared to the same periods in 2019 were due to growth in Europe and Bermuda Insurance primarily as a result of favorable rate changes and new and expanded business, as well as growth in Syndicate 1200 driven by prior year premium growth in professional and healthcare indemnity, as well as increased professional indemnity business written out of Dubai.
Specialty
Specialty gross written and net earned premiums decreased for the three and nine months ended September 30, 2020 as compared to the same periods in 2019. This decrease was driven by lower written premiums in Syndicate 1200, mainly due to re-underwriting efforts in accident and health and the impact of COVID-19 to the political risks, and contingency events markets, as well as lower written and earned premiums in Reinsurance resulting from no longer underwriting a large fronting arrangement.
Loss and Loss Adjustment Expenses
The loss ratio for the third quarter of 2020 was 77.1% compared to 99.6% for the third quarter of 2019. The reduced loss ratio was driven by a year-over-year improvement of 30.1 percentage points from net favorable prior-year reserve development in the third quarter of 2020 (3.8 percentage points) compared to net unfavorable prior-year reserve development in the third quarter of 2019 (26.3 percentage points), and an improvement of 15.0 percentage points in the current accident year non-catastrophe loss ratio, partially offset by a 22.6 percentage point increase in catastrophe losses, which includes COVID-19 related claims.
The loss ratios for the nine months ended September 30, 2020 and 2019 were 74.4% and 79.8%, respectively. The reduced loss ratio was driven by a year-over-year improvement of 16.4 percentage points from net favorable prior-year reserve development in the first nine months of 2020 (1.1 percentage point) compared to net unfavorable prior-year reserve development in the first nine months of 2019 (15.3 percentage points), as well as a 6.6 percentage point improvement in the current accident year non-catastrophe loss ratio, partially offset by a 17.6 percentage point increase in catastrophe losses, which includes COVID-19 related claims.
The current accident year non-catastrophe loss ratios for the three and nine months ended September 30, 2020 were 50.0% and 54.2%, respectively, compared to 65.0% and 60.8% for the three and nine months ended September 30, 2019, respectively. The decrease in the ratio for the third quarter and first nine months of 2020 compared to the same periods in 2019 primarily related to the results of re-underwriting actions across multiple divisions in Syndicate 1200, as well as improvements in our Reinsurance operations. The current accident year non-catastrophe loss ratio also benefited from rate increases earning through earned premiums.

Net favorable prior-year reserve development for the third quarter of 2020 was $5.6 million and primarily related to favorable development in Reinsurance and Syndicate 1200, with smaller movements in other businesses. The Reinsurance movement was due to favorable experience on events from older accident years. The Syndicate 1200 movement was due to favorable experience on property lines in recent accident years. Net favorable prior-year reserve development for the first nine months of 2020 was $4.5 million and primarily related to the favorable development in the third quarter of 2020 in Syndicate 1200 and Reinsurance, partially offset by unfavorable development in Bermuda Insurance. Net unfavorable prior-year reserve development for the third quarter and first nine months of 2019 was $42.3 million and $69.5 million, respectively, which was primarily related to certain liability, professional, specialty and property lines, and was the result of new information received in the second and third quarters of 2019 related to the resolution or notification of several large losses, as well as a continued review of International business in run-off. The liability and professional charges impacted our Bermuda division and, to a lesser extent, our European and Syndicate 1200 operations. The adverse development in our Bermuda division was due to information from investigations regarding the causes of the incidents leading to the losses, reports provided by counsel, audits of underlying losses, and recent court decisions and settlements. Related to Europe, the adverse development primarily related to certain cover-holders whose contracts were previously terminated. The Syndicate 1200 adverse development related to movements on large claims involving marine and energy and liability divisions. Attritional losses on small and medium enterprise package business were also higher than expected.
Catastrophe losses for the third quarter and first nine months of 2020 were $44.9 million and $85.9 million, respectively, which included $18.9 million and $54.0 million, respectively, associated with COVID-19, primarily resulting from contingency exposures. The property losses relate to sub-limited affirmative business interruption coverage in certain International markets, as well as expected costs associated with potential litigation. The remaining catastrophe losses of $26.0 million for the third quarter of 2020 were mainly attributable to Hurricanes Laura and Sally, the California wildfires, and various smaller events including the Midwest derecho. The remaining catastrophe losses of $31.9 million for the first nine months of 2020 were mainly attributable to the events from the third quarter of 2020, as well as losses associated with civil unrest and social demonstrations, including riots in some locations, across the U.S. Catastrophe losses for the third quarter of 2019 were $13.2 million and related to Hurricane Dorian, Typhoon Faxai and U.S. storms, and included losses from flooding. Catastrophe losses for the first nine months of 2019 were $17.0 million and related to the aforementioned events from the third quarter as well as U.S. storms and floods in Australia that occurred during the first nine months
Underwriting, Acquisition and Insurance Expenses
The expense ratios for the three and nine months ended September 30, 2020 were 38.9% and 42.6%, respectively, compared to 38.9% and 38.4% for the same periods in 2019. While the expense ratios were flat for the third quarters of 2020 and 2019, we experienced improvement in non-acquisition costs, partially offset by a lower earned premium base. The increase in the expense ratio for the first nine months of 2020 compared to the same period in 2019 was primarily due to a combination of the lower earned premium base, higher non-acquisition costs in our Europe operations, including severance costs, and an increase in non-acquisition expenses in our Lloyd's syndicates due to decreasing our use of third-party capital at Lloyd's and, as such, retaining certain costs in the first nine months of 2020 that were previously allocated to trade capital providers. As a result of increasing our participation in the syndicates, we anticipate higher earned premiums relative to the level of expenses retained in future quarters.
Fee and Other Income/Expense
Fee and other income and fee and other expense represent amounts we receive, and costs we incur, in connection with the management of third-party capital for our underwriting Syndicates at Lloyd’s. Fee and other income and fee and other expense were relatively flat for the three and nine months ended September 30, 2020 as compared to the same periods ended 2019.

Run-off Lines
The following table summarizes the results of operations for the Run-off Lines segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Earned premiums	$0.1	$—	$0.3	$0.1
Losses and loss adjustment expenses	(10.4)	(0.2)	(11.1)	(1.9)
Underwriting, acquisition and insurance expenses	(1.2)	(0.5)	(2.3)	(1.4)
Underwriting loss	(11.5)	(0.7)	(13.1)	(3.2)
Net investment income	1.5	1.7	2.8	4.4
Interest expense	(0.2)	(0.3)	(0.7)	(1.0)
(Loss) income before income taxes	$(10.2)	$0.7	$(11.0)	$0.2
Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses for the three months ended September 30, 2020 were the result of unfavorable loss reserve development on prior accident years in asbestos and environmental driven by asbestos claims remaining open longer than expected, higher defense costs and movement on individual environmental claims as well as unfavorable development in other run-off lines, partially offset by favorable development in risk management workers compensation. Losses and loss adjustment expenses for the three months ended September 30, 2019 were the result of unfavorable loss reserve development on prior accident years in other run-off lines.
Losses and loss adjustment expenses for the nine months ended September 30, 2020 were the result of unfavorable loss reserve development on prior accident years in asbestos and environmental and other run-off lines, partially offset by favorable development in risk management workers compensation. Losses and loss adjustment expenses for the nine months ended September 30, 2019 were the result of net unfavorable loss reserve development on prior accident years in other run-off lines, partially offset by net favorable loss reserve development on prior accident years in risk management.
The following table represents a rollforward of total gross and net reserves for the asbestos and environmental exposures in our Run-off Lines, along with the ending balances of all other reserves within Run-off Lines. Amounts in the net column are reduced by reinsurance recoverables.

	For the Nine Months Ended September 30,
	2020		2019
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$52.6	$43.8	$54.7	$46.2
Incurred losses	20.0	17.1	0.7	0.7
Losses paid	(8.7)	(6.9)	(8.4)	(7.0)
Loss reserves - asbestos and environmental, end of period	63.9	54.0	47.0	39.9
Risk-management reserves	164.4	102.2	189.5	117.8
Run-off reinsurance reserves	0.5	0.5	0.6	0.6
Other run-off lines	15.7	10.1	11.5	6.4
Total loss reserves - Run-off Lines	$244.5	$166.8	$248.6	$164.7
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the Run-off Lines segment consist primarily of administrative expenses. The increase in underwriting expenses for the three and nine months ended September 30, 2020, as compared to the same periods ended 2019, was primarily attributable to legal expenses incurred during the third quarter of 2020.

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
Our liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the first nine months of 2020.
On October 12, 2020, ArgoGlobal, the Lloyd’s insurer and member of Argo, announced a reinsurance-to-close (“RITC”) transaction with legacy specialist RiverStone. Upon completion of the transaction, RiverStone will undertake an RITC of ArgoGlobal’s Syndicate 1200 for 2017 and prior years with net technical provision of approximately $230 million. The transaction is expected to receive regulatory approval in the fourth quarter of 2020, with the RITC becoming effective on January 1, 2021.
Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoveries and the payment of losses, expenses and outward reinsurance premiums. For the nine months ended September 30, 2020 and 2019, net cash provided by operating activities was $101.4 million and $195.7 million, respectively. The decrease in net cash flows used in operating activities for the first three quarters of 2020, as compared to the same period in 2019, was attributable to various fluctuations within our operating activities, and primarily related to the timing of reinsurance recoveries and premium cash receipts in the respective periods.

For the nine months ended September 30, 2020, net cash provided by investing activities was $80.7 million. For the nine months ended September 30, 2019, net cash used in investing activities was $159.2 million. Included in the net cash provided by investing activities for the nine months ended September 30, 2020 was the $38 million cash inflow related to the sale of Trident's assets. During the third quarter of 2020, we stopped investing operating cash in money market funds for our U.S. businesses as the earnings credit rate on these accounts exceeded money market fund yields. As a result, cash increased by about $80 million at September 30, 2020 versus prior quarter end with a corresponding decrease in short term investments. The remaining increase in cash provided by investing was mainly the result of the increase in the proceeds from sale of short-term, increase in the proceeds from maturities of fixed maturities, partially offset by an increase in purchase of equity securities and a decrease in sales of equity securities. As of September 30, 2020, $528.7 million of the investment portfolio was invested in short-term investments.
For the nine months ended September 30, 2020 and 2019, net cash used in financing activities was $13.8 million and $31.7 million, respectively. During the nine months ended September 30, 2020 and 2019, we did not repurchase any common shares. We paid cash dividends to our common shareholders totaling $32.2 million and $32.5 million during the nine months ended September 30, 2020 and 2019, respectively. On July 9, 2020 we raised $144.0 million, net of issuance costs, by issuing 6,000,000 Depositary Shares (as defined and further described below). We paid cash dividends to our preferred shareholders totaling $2.0 million during the nine months ended September 30, 2020. On September 17, 2020, we paid off our term loan in the amount of $125 million.
Argo Common Shares and Dividends
In the nine months ended September 30, 2020, our Board of Directors declared quarterly cash dividends in the aggregate amount of $0.93 per share. Cash dividends paid for the nine months ended September 30, 2020 were $32.2 million.
On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization superseded all the previous repurchase authorizations. Shares purchased are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of September 30, 2020, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
Preferred Stock Offering
On July 9, 2020, the Company issued 6,000,000 depositary shares (the “Depositary Shares”), each of which represents a 1/1,000th interest in a share of its 7.00% Resettable Fixed Rate Preference Shares, Series A, par value of $1.00 per share with a liquidation preference of $25,000 per share (equivalent to $25 per Depositary Share) (the "Series A Preference Shares").

Net proceeds from the sale of the Depositary Shares were approximately $144 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The Company used most of the net proceeds to repay its term loan, which had $125 million principal outstanding, and intends to use the remainder of the proceeds for working capital to support continued growth in insurance operations.
Dividends to the Series A Preferences Shares will be payable on a non-cumulative basis only when, as and if declared by our Board of Directors or a duly authorized committee thereof, quarterly in arrears on the 15th of March, June, September, and December of each year, commencing on September 15, 2020, at a rate equal to 7.00% of the liquidation preference per annum (equivalent to $1,750 per Series A Preference Share and $1.75 per Depositary Share per annum) up to but excluding September 15, 2025. Beginning on September 15, 2025, any such dividends will be payable on a non-cumulative basis, only when, as and if declared by our Board of Directors or a duly authorized committee thereof, during each reset period, at a rate per annum equal to the Five-Year U.S. Treasury Rate as of the most recent reset dividend determination date (as described in the Company’s prospectus supplement dated July 7, 2020) plus 6.712% of the liquidation preference per annum.
On August 7, 2020, our Board of Directors declared a quarterly cash dividend in the amount of $330.556 per share on our Series A Preference Shares. Holders of Depositary Shares each representing a 1/1,000th interest in a share of Series A Preferred Stock received $0.330556 per Depositary Share. On September 15, 2020, we paid $2.0 million to our shareholders of record on September 1, 2020.
Revolving Credit Facility and Term Loan
On November 2, 2018, each of Argo Group, Argo Group U.S., Inc., Argo International Holdings Limited, and Argo Underwriting Agency Limited (the “Borrowers”) entered into a $325 million credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement replaced the prior $325 million Credit Agreement (the "Prior Agreement"), dated as of March 3, 2017. In connection with the consummation of the Credit Agreement, Argo Group International Holdings, Ltd. borrowed $125 million as a term loan due on November 2, 2021, which amount was used on November 2, 2018 to pay off in its entirety the $125 million of borrowings previously outstanding under the Prior Agreement. In addition, the Credit Agreement provided for a $200 million revolving credit facility, and the commitments thereunder shall expire on November 2, 2023 unless extended in accordance with the terms of the Credit Agreement. On September 17, 2020, the Company used most of the net proceeds from the sale of the Depositary Shares to pay off the term loan.
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
Included in the Credit Agreement is a provision that allows up to $200.0 million of the revolving credit facility to be used for letters of credit (“LOCs”), subject to availability. As of September 30, 2020, there were no borrowings outstanding and $70.5 million in LOCs against the revolving credit facility.
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

Critical Accounting Estimates
Refer to “Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 that we filed with the SEC on February 28, 2020 for information on accounting policies that we consider critical in preparing our consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used. Please see Note 1, “Basis of Presentation” for a discussion of the accounting estimates and policies we have updated during the nine months ended September 30, 2020.
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
Interest Rate Risk
Our primary market risk exposure is the exposure of our fixed maturity investment portfolio to interest rate risk and the changes in interest rates. Fluctuations in interest rates have a direct impact on the fair valuation of these securities. As interest rates rise, the fair value of our fixed maturity portfolio falls, and the converse is also true. We manage interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics, such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates. The model duration of the assets comprising our fixed maturity investment portfolio was 2.40 years and 2.41 years at September 30, 2020 and December 31, 2019, respectively.
Credit Risk
We have exposure to credit risk on losses recoverable from reinsurers and receivables from insureds. Our controls to mitigate this risk include limiting our exposure to any one counterparty, evaluating the financial strength of our reinsurers, generally requiring minimum credit ratings and in certain cases receiving collateral from our reinsurers and insureds.
We also have exposure to credit risk in our investment holdings. Our risk management strategy and investment policy attempts to mitigate this risk by primarily investing in debt instruments of high credit quality issuers, limiting credit concentration, monitoring the credit quality of issuers and counterparties and diversifying issuers. The weighted average rating of our fixed maturity investments was AA- with 91.2% and 88.3% rated investment grade or better (BBB- or higher) at September 30, 2020 and December 31, 2019, respectively.
Our portfolio also includes alternative investments with a carrying value at September 30, 2020 and December 31, 2019 of $412.2 million and $496.5 million (8.2% and 9.7% of total invested assets) respectively. We may invest in both long and short equities, corporate debt securities, currencies, real estate, commodities and derivatives. We attempt to mitigate our risk by selecting managers with extensive experience, proven track records and robust controls and processes. We also mitigate our risk by diversifying through multiple managers and different types of assets and asset classes.
Equity Price Risk
We hold a diversified portfolio of equity securities with a fair value of $150.7 million and $124.4 million (3.0% and 2.4% of total invested assets) at September 30, 2020 and December 31, 2019, respectively. Our equity securities are exposed to equity price risk which is defined as the potential for loss in fair value due to a decline in equity prices. We believe the diversification of our equity securities among various industries, market segments and issuers, as well as the use of multiple outside investment managers, mitigates our exposure to equity price risk.

Foreign Currency Risk
We have exposure to foreign currency risk in our insurance contracts, invested assets and to a lesser extent, a portion of our debt. We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance contracts that are payable in currencies other than the U.S. Dollar with cash and investments that are denominated in such currencies. We also use foreign exchange forward contracts to mitigate this risk. We recognized losses of $11.8 million and $18.0 million for the three and nine months ended September 30, 2020, respectively, from movements in foreign currency rates. We recognized gains of $1.0 million and $3.8 million for the three and nine months ended September 30, 2019, respectively, from movements in foreign currency rates. We recognized gains of $1.4 million and $0.8 million in losses for the three and nine months ended September 30, 2020, respectively, on our foreign currency forward contracts. We recognized losses of $0.8 and $0.0 million for the three and nine months ended September 30, 2019, respectively, on our foreign currency forward contracts.
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
There were no changes in internal control over financial reporting made during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
We and our subsidiaries are parties to legal actions from time to time, generally incidental to our and their business. While any litigation or arbitration proceedings include an element of uncertainty, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.
Item 1A.  Risk Factors
The following information supplements the disclosure found in “Part I, Item 1A—Risk Factors” of Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2019, as further supplemented in “Part II, Item 1A—Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
The ongoing COVID-19 pandemic could adversely affect our business, including revenues, profitability, results of operations, and/ or cash flows, in a manner and to a degree that cannot be predicted but could be material.
The global COVID-19 pandemic has resulted in and is expected to continue to result in significant disruptions in economic activity and financial markets. COVID-19 has directly and indirectly adversely affected the Company and may continue to do so for an uncertain period of time. The cumulative effects of COVID-19 on the Company cannot be predicted at this time, but could include, without limitation:
•Reduced demand for our insurance policies due to reduced economic activity which could negatively impact our revenues,
•Reduced cash flows from our policyholders delaying premium payments,
•Increased claims, losses, litigation, and related expenses,
•Increased losses due to legislative, regulatory, and judicial actions in response to COVID-19, including, but not limited to, actions prohibiting us from cancelling insurance policies in accordance with our policy terms, requiring us to cover losses when our policies did not provide coverage or excluded coverage, ordering us to provide premium refunds, granting extended grace periods for payment of premiums, and providing for extended periods of time to pay past due premiums,
•An increase in the demand and frequency of reporting by regulators that could place stress on our ability to accurately and timely meet those and existing demands, and a delay or denial in regulatory rate approvals could contribute to financial stress,

•An increase in claims as a result of the COVID-19 pandemic. Ultimate losses from COVID-19-related claims could be greater than our reserves for those losses,
•A negative impact on our ability to timely and properly pay claims and establish reserves due to uncertainty around claims patterns, including impediments to adjusting claims in the field,
•Volatility and declines in financial markets which, in response to COVID-19, has reduced, and could continue to reduce, the fair market value of, or result in the impairment of, invested assets held by the Company,
•An increase in loss costs and, as such, the need to strengthen reserves for losses and loss adjustment expenses due to higher than anticipated inflation as a result of recent actions taken by the federal government and the Federal Reserve,
•Decline in interest rates which could reduce future investment results,
•Erosion of capital and an increase in the cost of reinsurance as well as an increase in counterparty credit risk,
•Decreased access to capital, if needed, and the cost of external capital could be elevated,
•Disruptions in our operations due to difficulties experienced by our partners and outsourced providers that may, among other items, adversely impact our ability to manage claims, and
•Increased vulnerability to cyberthreats or other disruption in our operations while most of our workforce is continuing to work remotely.
For the three and nine months ended September 30, 2020, our underwriting results included net pre-tax charges of $16.9 million and $60.5 million, respectively, associated with COVID-19 and related economic conditions, primarily resulting from contingency and property exposures in the Company’s International Operations and property exposures in its U.S. Operations. Property losses relate to sub-limited affirmative business interruption coverage, primarily in certain International markets, as well as expected costs associated with claims handling. Our liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the first nine months of 2020. The extent to which COVID-19 will continue to impact our business will depend on future developments, and while we have recorded our best estimates of this impact as of and for the three and nine months ended September 30, 2020, actual results in future periods could materially differ from those disclosed herein.
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
From January 1, 2020 through September 30, 2020, we did not repurchase any of our common shares. Since the inception of the repurchase authorizations through September 30, 2020, we have repurchased 11,315,889 of our common shares at an average price of $40.22 for a total cost of $455.1 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of September 30, 2020, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under our various employee equity compensation plans. For the three months ended September 30, 2020, we received 4,661 common shares, with an average price paid per share of $33.69 that were surrendered by employees in payment for the minimum required withholding taxes. The following table provides information with respect to our common shares that were surrendered during the three months ended September 30, 2020. In the below table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

Period	Total Number of Shares Surrendered (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
July 1 through July 31, 2020	2,739	$33.77	—	$53,281,805
August 1 through August 31, 2020	1,901	$33.51	—	$53,281,805
September 1 through September 30, 2020	21	$38.99	—	$53,281,805
Total	4,661		—
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

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

November 4, 2020	By	/s/ Kevin J. Rehnberg
Kevin J. Rehnberg
President and Chief Executive Officer

November 4, 2020	By	/s/ Jay S. Bullock
Jay S. Bullock
Executive Vice President and Chief Financial Officer