Form 10-K
period 2020-12-31
Argo Group International Holdings, Ltd.
filed 2021-03-15
CIK 1091748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 1-15259

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
(Exact name of Registrant as specified in its charter)

Bermuda		98-0214719
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
90 Pitts Bay Road		P.O. Box HM 1282
Pembroke	HM08	Hamilton	HM FX
Bermuda		Bermuda
(Address of principal executive offices)		(Mailing address)
(441) 296-5858
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Security	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value of $1.00 per share	ARGO	New York Stock Exchange
Argo Group U.S., Inc. 6.500% Senior Notes due 2042 and the Guarantee with respects thereto	ARGD	New York Stock Exchange
Depositary Shares, each representing a 1/1000th Interest in a share of Series A 7.00% Non-Cumulative Preference Shares, par value $1.00 per share	ARGOPrA	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2020, the aggregate market value of the common stock held by non-affiliates was approximately $1,151.6 million.
As of March 9, 2021, the Registrant had 34,706,786 shares of common stock outstanding (less treasury shares).
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates by reference specific portions of the Registrant's Proxy Statement relating to the 2021 Annual General Meeting of Shareholders.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
Annual Report on Form 10-K
For the Year Ended December 31, 2020

PART I
			Page
Item	1.	Business	3
Item	1A.	Risk Factors	25
Item	1B.	Unresolved Staff Comments	46
Item	2.	Properties	46
Item	3.	Legal Proceedings	46
Item	4.	Mine Safety Disclosure	46
PART II
Item	5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	47
Item	6.	Selected Financial Data	48
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49
Item	7A.	Quantitative and Qualitative Disclosures about Market Risk	78
Item	8.	Financial Statements and Supplementary Data	80
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	80
Item	9A.	Controls and Procedures	80
Item	9B.	Other Information	84
PART III
Item	10.	Directors, Executive Officers and Corporate Governance	85
Item	11.	Executive Compensation	85
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	85
Item	13.	Certain Relationships and Related Transactions and Director Independence	85
Item	14.	Principal Accounting Fees and Services	86
PART IV
Item	15.	Exhibits, Financial Statement Schedules	87
Item	16.	Form 10-K Summary	87

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K for the year-ended December 31, 2020 (the “Form 10-K”) are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "expect," "intend," "plan," "believe," “do not believe,” “aim,” "project," "anticipate," “seek,” "will," “likely,” “assume,” “estimate,” "may," “continue,” “guidance,” “objective,” “remain optimistic,” "path toward," “outlook,” “trends,” “future,” “could,” “would,” “should,” “target,” “on track” and similar expressions of a future or forward-looking nature.
There can be no assurance that actual developments will be those anticipated by Argo Group International Holdings, Ltd. (“Argo Group,” “we,” “our,” “us” or the “Company”) Actual results may differ materially as a result of significant risks and uncertainties including but not limited to:
•the continuing impact of the novel coronavirus (“COVID-19”) pandemic and related economic matters;
•changes in the pricing environment including those due to the cyclical nature of the insurance industry;
•increased competition;
•the adequacy of our projected loss reserves including:
▪development of claims that varies from that which was expected when loss reserves were established;
▪adverse legal rulings which may impact the liability under insurance contracts beyond that which was anticipated when the reserves were established;
▪development of new theories related to coverage which may increase liabilities under insurance contracts beyond that which were anticipated when the loss reserves were established;
▪reinsurance coverage being other than what was anticipated when the loss reserves were established;
•changes in tax regulations or laws applicable to us, our subsidiaries, brokers or customers
•state, federal and foreign regulations that impede our ability to charge adequate rates and efficiently allocate capital;
•changes in insurance regulations in the U.S. or other jurisdictions in which we operate;
•actions by our competitors, many of which are larger or have greater financial resources than we do;
•the inability to retain key personnel;
•natural and/or man-made disasters, including terrorist acts;
•impact of global climate change;
•changes in the availability, cost or quality of reinsurance or retrocessional coverage;
•the inability to collect reinsurance recoverables;
•a downgrade in our financial strength ratings;
•changes in general economic and/or industry specific conditions, including inflation or deflation, foreign currency exchange rates, interest rates, and other factors;
•changes in the financial markets that impact investment income and the fair market values of our investments;
•changes in asset valuations;
•failure to execute information technology strategies;
•exposure to information security breach;
•failure of outsourced service providers;
•failure to execute on expense targets;
•inability to successfully execute our business plan, divestitures, mergers or acquisitions;
•costs associated with shareholder activism; and
•other risks detailed in this Form 10-K or that may be detailed in other filings with the Securities and Exchange Commission.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-K, including the risk factors set forth in Item 1A, "Risk Factors". We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I
Item 1. Business
Business Overview
Argo Group, a Bermuda-based holding company, is an underwriter of specialty insurance products in the property and casualty market with a focus on United States (“U.S.”) domiciled risks. We target market niches where we can develop a leadership position and where we believe we will generate superior underwriting profits. Our growth has been achieved both organically – through an operating strategy focused on disciplined underwriting – and as a result of strategic acquisitions.
Business Strategy
Argo Group operates in the specialty insurance market where we focus on discrete niche products or businesses that require specialized or hard-to-place coverage. We believe the specialized nature of the products we offer provide our underwriters the flexibility over rates, terms and form to produce superior loss ratios over the long-term. Our fundamental operating principles are designed to create an efficient organization that is focused on delivering results and improved shareholder value creation. We foster a culture of accountability for successful execution of strategic plans to improve returns by deploying capital to the businesses with the best outlook for return on capital.
Our operating strategy includes, among other elements: (1) focusing on rate adequacy and underwriting discipline while providing a competitively priced product; (2) leveraging our distribution network by providing product solutions; (3) controlling expenses; (4) improving financial strength and issuer credit ratings; (5) providing quality services to agents and policyholders, including claims handling, rate, quote, bind and issue technologies to make it easier to write business; (6) taking advantage of opportunities to acquire suitable books of business or hire underwriting teams; (7) maintaining a balanced investment portfolio to support our underwriting operations; (8) leveraging reinsurance to manage underwriting volatility; and (9) investing in innovation and technology enhancements to improve efficiency.
Our Structure
The following is a summary organizational chart of Argo Group as of December 31, 2020:

Business Segments and Products
For the year ended December 31, 2020, our operations included two primary reportable segments - U.S. Operations and International Operations. In addition to these main business segments, we have a Run-off Lines segment for certain products we no longer underwrite. For discussion of the operating results of each business segment, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 20, “Segment Information,” in the Notes to the Consolidated Financial Statements.
Effective November 25, 2020, we closed on the sale of our reinsurance business, Ariel Re, to Pelican Ventures and J.C. Flowers & Co. Under the terms of the agreement, the buying group’s corporate member will provide Ariel Re’s capital for the 2021 Lloyd’s year of account, and Argo Group has agreed to retain historical reserves and the remaining exposure for the 2020 Lloyd’s year of account. On December 23, 2020 we announced an agreement to sell our Italian operations, ArgoGlobal Assicurazioni S.p.A (“ArgoGlobal Assicurazioni”) to Perfuturo Capital AG, a Swiss Holding Company. Closing of the transaction is subject to regulatory approval and is expected to occur in early 2021. Under the terms of the agreement, Argo Re will reinsure substantially all of ArgoGlobal Assicurazioni’s legacy business as of the effective date of the agreement for all underwriting years.
For a discussion of these and other recent transactions, please refer to Note 3, “Recent Acquisitions, Disposals & Other Transactions,” in the Notes to the Consolidated Financial Statements.
U.S. Operations
The U.S. Operations business is distributed through retail, wholesale, and managing general brokers/agents in the specialty insurance market. This segment is a leader in the U.S. specialty insurance market, specifically through its Excess and Surplus Lines (“E&S”) businesses focusing on U.S.-based risks that the standard, admitted insurance markets are unwilling or unable to underwrite. The E&S businesses are often able to underwrite risks using more flexible policy terms and rating structures. The other U.S. businesses use their underwriting expertise in specific industry classes or exposures to write niche classes of business primarily in the admitted insurance market.
Our E&S Lines businesses operate primarily through the Colony Specialty platform, acquired in 2002. Although focused primarily on non-admitted business, Colony Specialty may also underwrite certain classes of business on an admitted basis. The following businesses primarily use the Colony Specialty Platform:
Argo Construction
Argo Construction is a casualty business unit that specializes in construction risks writing primary and supported excess coverage to the contractor segment. The unit leverages their industry expertise to handle all insurance needs of contractors. Argo Construction’s specialized underwriters understand the rates, pricing and coverages needed to meet contractors’ insurance requirements and help project owners succeed. This business unit is segmented into five groups: New York Construction, Middle Market Construction, Owners Interest / Owners and Contractors Protective, Specialty Construction and Specialty Construction Excess.
Argo Contract
Argo Contract targets general liability and property through select managing general agents who are given delegated authority. Risks may contain some light to medium hazardous products/completed operations exposures.
Argo Casualty
Argo Casualty offers casualty insurance for hospitality, manufacturers, and premises risks and specializes in writing general liability and excess, both supported and unsupported, within these segments. Its target appetite includes high-end hospitality and traditional excess and surplus risks in this space.
Argo Property
Argo Property provides a full suite of property products to its wholesale trading partners.
Argo Environmental
Argo Environmental provides environmental liability insurance and related insurance products to a range of businesses, including those that operate in the environmental industry and those that face environmental liabilities arising from their industrial and commercial activities.

Argo Transportation (Garage)
Argo Transportation (Garage) provides both admitted and non-admitted garage products through wholesale general agents. This unit provides products designed to cover a wide range of auto dealer and auto service operations on the traditional garage coverage form. Auto dealers include operations involved in selling new or used autos, trailers, recreational vehicles, motorcycles and off-road vehicles. Auto service/repair includes operations involved in auto and specialized vehicle service/repair, towing, salvage yards and valet parking.
Inland Marine
Inland Marine offers a wide range of products, coverages and services for the inland marine insurance market through a team of dedicated specialists. Inland marine insurance covers products, materials and equipment when they are transported over land, such as via truck or train, or while they are temporarily warehoused by a third party. Collisions and cargo theft are the two most frequent causes of inland marine losses. The unit offers insurance coverage in the U.S. for builders’ risk, motor-truck cargo, equipment, and other miscellaneous marine risks. Coverage is provided on a monoline basis with both primary and excess coverages available.
In addition to the E&S platform, the other U.S. businesses focus on specialty businesses that relate to specific industry classes or exposures to write niche classes of business primarily in the admitted insurance market, primarily comprised of the following:
Argo Pro
Argo Pro is our mid-market professional lines platform that provides a broad portfolio of errors and omissions, and management liability products to our retail and wholesale distribution partners. Argo Pro offers customized coverage on a primary and excess basis for risks on both an admitted and non-admitted basis, targeting the middle market and upper middle market segments. Our underwriting focus provides risk management solutions for commercial and select financial institutions, accountants, architects and engineers, commercial crime, directors and officers, employment practices, fiduciary, lawyers, miscellaneous professionals, technology, transactional liability and security and privacy.
U.S. Specialty Programs
U.S. Specialty Programs provides commercial insurance programs and fronting solutions to meet the needs of targeted, specialty lines businesses. They partner with qualified program administrators who provide underwriting expertise, risk aggregation, and strong customer service to deliver profitable underwriting results.
On April 30, 2020, Argo Group completed the sale of the Trident Public Risk Solutions (“Trident”) brand and underwriting platform to Paragon Insurance Holdings, LLC (“Paragon”). Trident (now owned by Paragon) continues to write business on Argo Group paper through a managing general agency agreement with our U.S. Specialty Programs unit. Trident provides primary insurance products and risk management solutions for public-sector entities such as counties, municipalities, public schools, and other local government units and special districts.
Argo Surety
Argo Surety provides surety solutions to businesses that must satisfy various eligibility conditions in order to conduct commerce, such as licensure required by government statute or regulation, counterparty conditions found in private or public construction projects, or satisfactory performance of contracted services. Surety products are commonly grouped into two broad categories referred to as commercial bonds and contract bonds. Commercial bonds are generally required of businesses that guarantee their compliance with regulations and statutes, the payment and performance assurance for various forms of contractual obligations, or the completion of services. Contract bonds are typically third-party performance, payment or maintenance guarantees associated with construction projects. Argo Surety primarily writes Commercial bonds targeting multiple industries, including construction (general, trade and service contractors), manufacturing, transportation, energy (coal, oil and gas), waste management, industrial equipment, technology, retail, public utilities and healthcare.
Rockwood
Rockwood Casualty Insurance Company (“Rockwood”) is primarily a specialty underwriter of workers compensation, with a focus on the mining industry. It also underwrites coverage for small commercial businesses, including retail operations, light manufacturing, services and restaurants. Approximately 43% of its premiums are written in Pennsylvania. Rockwood underwrites policies on both a large-deductible basis and on a guaranteed-cost basis for smaller commercial accounts. In addition, Rockwood provides general liability and commercial automobile coverage, as well as coverage for pollution liability, umbrella liability, and surety to support its core clients’ other mining and mining-related exposures.

Argo Insurance
On October 29, 2020, we announced our plans to exit the grocery and retail lines of business. Argo Insurance is currently in run-off with no new business being written within this unit. Argo Insurance offered insurance and risk management services to grocery, restaurants and other specialty retail industries. Using specific risk-control tools, Argo Insurance provided property, liability, workers compensation, automobile and umbrella coverage to accounts throughout the United States, primarily on a large deductible and self-insured retention basis.
International Operations
This segment specializes in insurance risks through the broker market, focusing on specialty property insurance, property catastrophe reinsurance, primary/excess casualty, professional liability and marine and energy insurance. The business is focused primarily, but not limited to, U.S.-based specialty insurance risks. This segment includes a multi-class Lloyd’s Syndicate platform, a strong Bermuda trading platform and business in Continental Europe and Brazil.
This segment operates as ArgoGlobal in addition to other brands depending on product and jurisdiction, including Argo Re Ltd. (“Argo Re”), the Casualty and Professional Lines unit of Argo Insurance Bermuda, ArgoGlobal SE in Continental Europe, ArgoGlobal Assicurazioni in Italy and Argo Seguros Brazil, S.A. (“Argo Seguros”) in Brazil.
Lloyd’s Syndicate Platform
Argo’s Lloyd’s syndicate platform includes Syndicate 1200 and Syndicate 1910. Based in London, the syndicates have regional operations in Bermuda and Dubai. The syndicates are managed by the Argo Managing Agency and trade under the Lloyd’s of London capital and licensing framework.
Syndicate 1200 is focused on underwriting specialty insurance in the Lloyd’s market, with more than half of its premiums related to U.S.-domiciled risks. Key product lines include property, non-U.S. liability, marine, energy and specialty insurance. The property division of Syndicate 1200 concentrates mainly on North American commercial properties, but is also active in the residential sector, including collateral protection insurance programs for lending institutions. A portion of business is underwritten through the use of binding authorities, whereby we delegate underwriting authority to another party, usually a broker or underwriting agent. The liability division underwrites professional indemnity and general liability insurance, with an emphasis on Canada, Australia and the United Kingdom (the “U.K.”). The marine and energy division underwrites cargo, upstream energy, and marine liability insurance. The specialty division underwrites personal accident, credit and political risks, and contingency insurance.
During 2020 and other recent years of account, approximately one half of Syndicate 1200’s underwriting capital was related to third parties, including other (re)insurance groups (“trade capital”) and high net worth individuals who want to participate in our underwriting. Trade capital providers participate on a quota share basis behind an Argo-owned corporate member or directly through their own member. The flexibility in the sources of capital allows us to manage underwriting exposure over the insurance cycle. Our economic participation in the syndicate varies by year of account based on our risk appetite and the availability of third-party capital. This business earns a return on the underwriting capital that is provided by us and from fee income earned from the management of third-party capital. Syndicate 1200’s underwriting capital related to third parties for the 2021 year of account will be approximately 9%.
Syndicate 1910 underwrites reinsurance through the trade name Ariel Re, which operates in two areas - treaty property and specialty. Treaty property reinsurance is predominantly catastrophe-focused. Specialty reinsurance encompasses marine, energy, aviation, terrorism and property. This reinsurance portfolio is focused on treaties where high-quality exposure and experience data allow our underwriters to quantify the risk. On November 25, 2020, Argo completed the transfer of Ariel Re, as well as Ariel Re Bda Limited and ArgoGlobal Services (Hong Kong) Limited, to Pelican Ventures and J.C. Flowers & Co.
Prior to November 2020, Syndicate 1910 obtained the majority of its underwriting capital from third party sources and sought to maintain a balance between capital provided by us and capital managed on behalf of third parties. As of January 1, 2021, Argo no longer participates in the future results of Syndicate 1910. For the prior open years of account, the sources of the underwriting capital for Syndicate 1910 included our interest and capital from trade capital and high net worth individuals. Our economic participation in the syndicate for prior years of account varied based on our risk appetite and the availability of third-party capital at the time.
Bermuda Insurance, Europe and Brazil
The additional international businesses include Argo Insurance Bermuda, ArgoGlobal SE, ArgoGlobal Assicurazioni in Italy and Argo Seguros business in Brazil.

Argo Insurance Bermuda offers casualty, property and professional lines, which serves the needs of clients by providing the following coverages: property, general and products liability, directors and officers liability, errors and omissions liability and employment practices liability.
Argo Seguros is our property and casualty insurance company based in Sao Paolo, Brazil, which is focused on serving that country’s domestic commercial insurance market. Argo Seguros provides a broad range of commercial property, casualty and specialty coverages. Its primary lines of business are cargo and marine, property, engineering and financial lines.
ArgoGlobal SE is based in Malta and underwrote accident & health, marine, professional liability, surety, and other property and casualty business in continental Europe. As of December 31, 2020, the majority of this business has been placed into runoff.
ArgoGlobal Assicurazioni is a specialty underwriter of professional liability, property, marine, accident & health and liability insurance in the European market with a focus on Italy. On December 23, 2020, we announced the sale of ArgoGlobal Assicurazioni to Perfuturo Capital AG (“Perfuturo”), a Swiss Holding Company. Perfuturo is fully owned by Philantra Holding AG. The sale is expected to close following regulatory approval in early 2021.
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
Marketing and Distribution
We provide products and services to well-defined niche markets. Using our capital strength and the Argo Group brand we cross market products offered by our segments amongst our different operating platforms. We offer our distribution partners tailored, innovative solutions for managing risk, using the full range of products and services we have available.
U.S. Operations
Our U.S. insurance businesses distribute products through a network of appointed wholesale agents, general agents and brokers specializing in excess and surplus lines and certain targeted admitted lines. Approximately two-thirds of E&S premium volume in 2020 was produced by wholesale brokers who submit business and rely on Argo Group to produce quotes and handle policy issuance on such accounts. The remaining one-third of E&S premium was produced through a select group of wholesale agents and managing general agents (“MGAs”) to whom we have delegated limited authority to act on our behalf. These agents are granted authority to underwrite, quote, bind and issue policies in accordance with predetermined guidelines and procedures prescribed by us.
The remainder of the U.S. business uses a broad distribution platform to deliver specialty insurance products and services to our policyholders and agents. Argo Pro distributes its products through retail agents, wholesale agents, and brokers. Rockwood distributes its product lines through its network of retail and wholesale agents. U.S. Specialty Programs provides its products through selected MGAs and brokers. Inland Marine uses selected retail agents and brokers. Argo Surety distributes its products through select surety specialty agents and brokers across the United States.
International Operations
Syndicate 1200 obtains its insurance business from two main sources: the Lloyd’s open market and underwriting agencies through delegated authority. In the Lloyd’s open market, brokers approach Syndicate 1200 directly with risk opportunities for consideration by our underwriters. Brokers also approach Syndicate 1200 on behalf of selected underwriting agencies that are then granted limited authority delegated by the Syndicate 1200 to make underwriting decisions on these risks. In general, risks written in the open market are larger than risks written on our behalf by authorized agencies in terms of both exposure and premium. The additional International Operations’ businesses obtain business through brokers and third-party intermediaries. The businesses’ marketing and distribution strategies are for the most part managed by local distribution teams and underwriters based in the following: the U.K., Brazil and Dubai.

Competition
Argo Group competes in a wide variety of markets against numerous and varied competitors, depending on the nature of the risk and coverage being written. The competition for any one account may range from large international firms to smaller regional companies in the domiciles in which we operate. The insurance industry is highly regulated. As a result, it can be difficult for insurance companies to differentiate their products, which results in a highly competitive market based largely on price and the customer experience. The nature, size and experience of our primary competitors vary across the jurisdictions in which we do business.
U.S. Operations
Due to the diverse nature of the products we offer within our U.S. Operations, competition comes from various sources, but largely from regional companies or specific units/subsidiaries of national carriers. National carriers tend to compete for larger accounts offering coverage across all product lines.
International Operations
Competition for any one account may come from other Lloyd’s syndicates, international firms or smaller regional companies. These competitors include independent insurance companies, subsidiaries or affiliates of established worldwide insurance companies, departments of certain commercial insurance companies, and underwriting syndicates.
Ratings
Ratings are an important factor in assessing our competitive position and our ability to meet our ongoing obligations. Ratings are not a recommendation to buy, sell or hold any security, and they may be revised or withdrawn at any time by the rating agency. Moreover, the ratings of each rating agency should be evaluated independently as the rating methodology and evaluation process may differ. The ratings issued on us or our subsidiaries by any of these agencies are announced publicly and are available on our website and the respective rating agency’s websites. We have two types of ratings: (1) Financial Strength Ratings (“FSR”) and (2) Debt Ratings or Issuer Credit Ratings (“ICR”).
Financial Strength Ratings reflect the rating agency’s assessment of an insurer’s ability to meet its financial obligations to policyholders. With the exception of Argo Seguros (which is not rated), all of our insurance companies have an FSR of “A-” (Excellent), with a negative outlook, from A.M. Best Company (“A.M. Best”), and an FSR of “A-” (Strong), with a negative outlook, from Standard & Poor’s (“S&P”).
Debt Ratings and Issuer Credit Ratings reflect the rating agency’s assessment of a company’s prospects for repaying its debts and can be considered by lenders in connection with the setting of interest rates and terms for a company’s short-term or long-term borrowings. Argo Group has an ICR and senior unsecured debt rating of “BBB-” from S&P. Argo Group has an ICR and senior unsecured debt rating of “bbb-” from A.M. Best. Except for Argo Seguros, all of our insurance companies have an ICR of “a-” from A.M. Best.
A.M. Best Financial Strength Ratings range from “A++” (Superior) to “S” (Suspended) and include 16 separate ratings categories. S&P Financial Strength Ratings range from “AAA” (Extremely Strong) to “R” (under regulatory supervision) and include 21 separate ratings categories.
Syndicate 1200, our Lloyd’s syndicate, received the Lloyd’s market FSR rating of “A” (Excellent), with a stable outlook, by A.M. Best and “A+” (Strong), with a stable outlook, by S&P.
Regulation
General
The insurance business and related services is regulated in most countries, although the degree and type of regulation varies from one jurisdiction to another. The principal jurisdictions in which Argo Group’s insurance businesses operate are Bermuda, the U.S., the European Union (“E.U.”), the U.K., Brazil and Dubai. The Argo Group is also regulated in other countries where it does business. A summary of the material regulations in these jurisdictions is set forth below. We may become subject to regulations in new jurisdictions or additional regulations in existing jurisdictions.

Bermuda
Insurance Group Supervision and Regulation Scheme
The Bermuda Monetary Authority (“BMA”) may, in respect of an insurance group, determine whether it is appropriate for the BMA to act as its group supervisor in accordance with the Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”). The BMA’s group supervision objective is to provide a coordinated approach to the regulation of an insurance group and its supervisory and capital requirements. The BMA acts as “Group Supervisor” of the Company and its regulated subsidiaries and has designated Argo Re as the designated insurer for the purposes of group supervision. As Group Supervisor, the BMA performs a number of supervisory functions including: (1) coordinating the gathering and dissemination of information which is of importance for the supervisory task of other competent authorities; (2) carrying out a supervisory review and assessment of the Argo Group; (3) carrying out an assessment of the Argo Group’s compliance with the rules on solvency, risk concentration, intra-group transactions and good governance procedures; (4) planning and coordinating, with other competent authorities, supervisory activities in respect of the Argo Group, both as a going concern and in emergency situations; (5) taking into account the nature, scale and complexity of the risks inherent in the business of all companies that are part of the Argo Group; (6) coordinating any enforcement action that may need to be taken against the Argo Group or any of its members and (7) planning and coordinating meetings of colleges of supervisors (consisting of insurance regulators) in order to facilitate the carrying out of the functions described above.
The Company is not a registered insurer; however, pursuant to its functions as Group Supervisor, the BMA includes the Company and may include any member of the group as part of its group supervision.
Significant aspects of the Bermuda insurance regulatory framework and requirements imposed on insurance groups include the solvency assessment. The Company must annually perform an assessment of its own risk and solvency requirements, referred to as an insurance group’s Solvency Self-Assessment (“GSSA”). The GSSA allows the BMA to obtain an insurance group’s view of the capital resources required to achieve its business objectives and to assess a group’s governance, risk management and controls surrounding this process.
Insurance companies as well as insurance groups are also subject to the Bermuda Solvency Capital Requirement (“BSCR”), a risk-based capital system. The BMA imposes the Enhanced Capital Requirement (“ECR”) on Argo Re pursuant to its function as the Group Supervisor. The Argo Group’s ECR may be calculated by either (1) the standard model developed by the BMA known as the BSCR model, or (2) an internal capital model which the BMA has approved for use for this purpose. The Argo Group currently uses the BSCR model in calculating the ECR requirements for the Argo Group. In addition, the Company is required to prepare and submit annual audited U.S. GAAP financial statements, annual statutory financial statements, annual statutory financial return, annual capital and solvency return and quarterly unaudited financial returns for the Argo Group.
The BSCR model is a risk-based capital model which provides a method for determining an insurer’s capital requirements (statutory capital and surplus) by taking into account the risk characteristics of different aspects of the insurer’s business. The BSCR formula establishes, on a consolidated basis, capital requirements for eleven categories of risk: fixed income investment risk, equity investment risk, interest rate/liquidity risk, currency risk, concentration risk, credit risk, premium risk, reserve risk, catastrophe risk, long-term insurance risk and operational risk.
The BMA maintains supervision over the controllers of all Bermuda registered insurers, and accordingly, any person who, directly or indirectly, becomes a holder of at least 10%, 20%, 33% or 50% of our common shares must notify the BMA in writing within 45 days of becoming such a holder (or ceasing to be such a holder). The BMA may object to such a person and require the holder to reduce its holding of common shares and direct, among other things, that voting rights attaching to the common shares shall not be exercisable.
On September 30, 2020, the BMA convened its annual supervisory college session relative to the Argo Group, which included participation by the Prudential Regulatory Authority (U.K.), the Insurance Departments of the States of Illinois and Virginia (U.S.), the Malta Financial Services Authority (“MFSA”), the Italian Institute for the Supervision of Insurance (“IVASS”) and the European Insurance and Occupational Pensions Authority (“EIOPA”). Argo Group management and its Board of Directors were also invited to attend and to make a presentation at the session.
Regulation of Argo Re
Classification of Insurers
The Insurance Act provides that no person may carry on an insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the BMA. Argo Re, which was incorporated as a Bermuda exempted company, to operate a general insurance and reinsurance business, is registered as a Class 4 insurer in Bermuda and is regulated as such under the Insurance Act. Under the Insurance Act, no distinction is made between insurance and reinsurance business.

Principal Representative, Principal Office and Head Office
Argo Re is required to maintain a principal office and to appoint and maintain a principal representative in Bermuda, who must be a person approved by the BMA. For the purposes of the Insurance Act, the principal office of Argo Re is located at 90 Pitts Bay Road, Pembroke, HM 08, Bermuda. The principal representative has statutory reporting duties under the Insurance Act for certain reportable events, such as threatened insolvency or noncompliance with the Insurance Act or with a condition or restriction imposed on an insurer. Where there has been a significant loss that is reasonably likely to cause a Class 4 insurer to fail to comply with its enhanced capital requirement (as described in more detail below), the principal representative must furnish the BMA with a capital and solvency return reflecting an enhanced capital requirement prepared using post-loss data. The principal representative must provide this within forty-five days of notifying the BMA of the loss. In addition, where a notification has been made to the BMA regarding a material change to an insurer's business or structure (as described in more detail below), the principal representative has thirty days from the date of such notification to provide to the BMA unaudited interim statutory financial statements in relation to such period if so requested by the BMA, together with a general business solvency certificate in respect of those statements.
As a Class 4 insurer, Argo Re must maintain its head office in Bermuda and its insurance business must be directed and managed from Bermuda. In determining whether an insurer satisfies this requirement, the BMA considers, inter alia, the following factors: (1) where the underwriting, risk management and operational decision making of the insurer occurs; (2) whether the presence of senior executives who are responsible for, and involved in, the decision making related to the insurance business of the insurer are located in Bermuda; and (3) where meetings of the board of directors of the insurer occur. In making its determination, the BMA may also have regard to (1) the location where management of the insurer meets to effect policy decisions of the insurer; (2) the residence of the officers, insurance managers or employees of the insurer; and (3) the residence of one or more directors of the insurer in Bermuda. As a result of the global health crisis, the BMA has indicated that it will take into account all circumstances, including an insurer’s inability to hold such meetings due to logistical and health difficulties resulting from COVID-19. Although in person meetings in Bermuda may not currently be feasible, the BMA expects registrants to continue to conduct regular board meetings by telephone, video conference or other virtual means, where it is not practical to meet physically.
Independent Approved Auditor
The Insurance Act generally requires that every insurer appoint an independent auditor who will annually audit and report on the insurer’s statutory financial statements. The auditor must be approved by the BMA. If the insurer fails to appoint an approved auditor or at any time fails to fill a vacancy for such auditor, the BMA may appoint an approved auditor for the insurer and shall fix the remuneration to be paid to the approved auditor within 14 days, if not agreed sooner by the insurer and the auditor.
Annual Statutory Financial Statements and Returns
The Insurance Act generally requires every insurer to prepare annual statutory financial statements and to file these statements with the BMA, together with a statutory financial return and a declaration certifying compliance with the minimum criteria applicable to it including the minimum margin of solvency, enhanced capital requirements and any restrictions or conditions imposed on its license. The statutory financial statements are distinct from the financial statements prepared for presentation to the insurer’s shareholders under the Companies Act, which may be prepared in accordance with U.S. GAAP or other generally accepted accounting principles.
The Insurance Act prescribes rules for the preparation and substance of such statutory financial statements (which include, in statutory form, a balance sheet, income statement, a statement of capital and surplus, and notes thereto). The insurer is required to give detailed information and analysis regarding premiums, claims, reinsurance and investments. An insurer is required to submit the annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA or the Bermuda Registrar of Companies. The BMA requires Class 4, 3B, 3A, E, D and C insurers to file audited general purpose financial statements as part of their annual filings, which the BMA will subsequently publish on its website together with the declaration certifying compliance, unless an exemption is obtained pursuant to Section 56 of the Insurance Act..
The statutory financial return for a Class 4 insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, own risk statement, underwriting analysis, the statutory financial statements themselves and a statutory declaration. A Class 4 insurer must deliver to the BMA at the time of filing its statutory financial statements, a declaration of compliance confirming, among other matters, that the minimum solvency margin has been met. If an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.
Argo Re is required to file a copy of its statutory financial statements and statutory financial return with the BMA no later than 4 months after its financial year end (unless specifically extended upon application to the BMA).

Loss Reserve Specialist
As a Class 4 insurer, Argo Re is required to appoint an individual approved by the BMA to be its loss reserve specialist. In order to qualify as an approved loss reserve specialist, the applicant must be an individual qualified to provide an opinion in accordance with the requirements of the Insurance Act and the BMA must be satisfied that the individual is fit and proper to hold such an appointment.
A Class 4 insurer is required to submit annually an opinion of its approved loss reserve specialist with its capital and solvency return in respect of its total general business insurance technical provisions (i.e. the aggregate of its net premium provisions, net loss and loss expense provisions and risk margin, as each is reported in the insurer’s statutory economic balance sheet). The loss reserve specialist’s opinion must state, among other things, whether or not the aggregate amount of technical provisions shown in the statutory economic balance sheet as at the end of the relevant financial year (1) meets the requirements of the Insurance Act and (2) makes reasonable provision for the total technical provisions of the insurer under the terms of its insurance contracts and agreements.
Notification of Material Changes
All registered insurers are required to give the BMA notice of their intention to effect a material change within the meaning of the Insurance Act. For the purposes of the Insurance Act, the following changes are material: (1) the transfer or acquisition of insurance business being part of a scheme falling under section 25 of the Insurance Act or section 99 of the Companies Act, (2) the amalgamation with or acquisition of another firm, (3) engaging in unrelated business that is retail business, (4) the acquisition of a controlling interest in an undertaking that is engaged in non-insurance business which offers services and products to persons who are not affiliates of the insurer, (5) outsourcing all or substantially all of the company’s actuarial, risk management, compliance or internal audit functions, (6) outsourcing all or a material part of an insurer’s underwriting activity, (7) the transfer, other than by way of reinsurance, of all or substantially all of a line of business, (8) the expansion into a material new line of business, (9) the sale of an insurer, and (10) outsourcing of an officer role.
No registered insurer shall take any steps to give effect to a material change unless it has first served notice on the BMA that it intends to effect such material change and before the end of 30 days, either the BMA has notified such company in writing that it has no objection to such change or that period has lapsed without the BMA having issued a notice of objection.
Before issuing a notice of objection, the BMA is required to serve upon the person concerned a preliminary written notice stating the BMA’s intention to issue a formal notice of objection. Upon receipt of the preliminary written notice, the person served may, within 28 days, file written representations with the BMA which shall be taken into account by the BMA in making its final determination.
Notification by Registered Person of Change of Controllers and Officers
Class 4 insurers are required to notify the BMA if any person has become or ceased to be a controller or an officer within 45 days of becoming aware of the relevant facts. An officer in relation to an insurer means a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters.
Cancellation of Insurer’s Registration
An insurer’s registration may be cancelled by the BMA at the request of the insurer or on certain grounds specified in the Insurance Act. Such grounds include failure by the insurer to comply with its obligations under the Insurance Act, or if the BMA believes that the insurer has not been carrying on business in accordance with sound insurance principles.
Non-Insurance Business
No Bermuda insurer may engage in non-insurance business unless that non-insurance business is ancillary to its core insurance business. Non-insurance business means any business other than insurance business and includes carrying on investment business, managing an investment fund as operator, carrying on business as a fund administrator, carrying on banking business, underwriting debt or securities or otherwise engaging in investment banking, engaging in commercial or industrial activities and carrying on the business of management, sales or leasing of real property.
Supervision, Investigation and Intervention
The BMA may appoint an inspector with powers to investigate the affairs of an insurer if the BMA believes that an investigation is required in the interest of the insurer’s policyholders or potential policyholders. In order to verify or supplement information otherwise provided to it, the BMA may direct an insurer to produce documents or information relating to matters connected with the insurer’s business.

If it appears to the BMA that there is a risk of the insurer becoming insolvent, or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may direct the insurer (1) not to take on any new insurance business, (2) not to vary any insurance contract if the effect would be to increase the insurer’s liabilities, (3) not to make certain investments, (4) to realize certain investments, (5) to maintain, or transfer to the custody of a specified bank, certain assets, (6) not to declare or pay any dividends or other distributions or to restrict the making of such payments, (7) to limit its premium income, (8) to remove a controller or officer and (9) to file a petition for the winding-up of the insurer.
Disclosure of Information
In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require certain information from an insurer (or certain other persons) to be produced to the BMA. The BMA has also been given powers to assist foreign regulatory authorities with their investigations involving insurance and reinsurance companies in Bermuda, subject to certain restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the BMA must consider whether cooperation with the foreign regulatory authorities is in the public interest. The grounds for disclosure by the BMA to a foreign regulatory authority without consent of the insurer are limited and the Insurance Act provides sanctions for breach of the statutory duty of confidentiality.
Winding-up
The BMA may present a petition for the winding-up of an insurer on the grounds that the insurer (1) is unable to pay its debts within the meaning of sections 161 and 162 of the Companies Act, (2) has failed to satisfy an obligation to which it is or was subject by virtue of the Insurance Act or (3) has failed to satisfy the obligation imposed upon it by section 15 of the Insurance Act as to the preparation of accounts or to produce or file statutory financial statements in accordance with section 17 of the Insurance Act (save where the appropriate waivers have been obtained), and that the BMA is unable to ascertain the insurer’s financial position. In addition, if it appears to the BMA that it is expedient in the public interest that an insurer should be wound up, it may present a petition for it to be so wound up if a court thinks it just and equitable for it to be so wound up.
Insurance Code of Conduct
All insurers must comply with the Insurance Code of Conduct (“Code”) which prescribes the duties and standards that must be complied with to ensure sound corporate governance, risk management and internal controls are implemented. The BMA will assess an insurer’s compliance with the Code in a proportional manner relative to the nature, scale and complexity of its business. Failure to comply with the requirements of the Code will be taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act and may result in the BMA exercising its powers of intervention and investigation.
The principal representative and two directors of the insurer must sign and file with the BMA an annual declaration that the insurer has complied with the Code.
Minimum Solvency Margin and Enhanced Capital Requirements
Under the Insurance Act, the value of the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin (“MSM”). As a Class 4 insurer, Argo Re is required to maintain the general business solvency margin, which is a MSM equal to the greatest of (1) $100,000,000; (2) 50% of net premiums written in its current financial year; (3) 15% of net aggregate loss and loss expense provisions and other insurance reserves; or (4) 25% of its ECR as reported at the end of its relevant year.
While not specifically referred to in the Insurance Act, the BMA has also established a Target Capital Level (“TCL") equal to 120% of its ECR. While an insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased regulatory oversight.
Any applicable insurer which at any time fails to meet the MSM requirements must, upon becoming aware of such failure, notify the BMA and, within 14 days thereafter, file a written report with the BMA describing the circumstances that gave rise to the failure and set forth its plan detailing specific actions to be taken and the expected time frame in which the company intends to rectify the failure.

Eligible Capital
To enable the BMA to better assess the quality of the insurer’s capital resources, applicable insurers are required to disclose the makeup of its capital in accordance with the “3-tiered capital system”. Under this system, all of the insurer’s capital instruments will be classified as either basic or ancillary capital which in turn will be classified into one of three tiers based on their “loss absorbency” characteristics. Highest quality capital will be classified as Tier 1 Capital and lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. Under this regime, up to certain specified percentages of Tier 1, Tier 2, and Tier 3 Capital may be used to support the insurer’s MSM and ECR.
The characteristics of the capital instruments that must be satisfied to qualify as Tier 1 Capital, Tier 2 Capital, and Tier 3 Capital are set out in the Insurance (Eligible Capital) Rules 2012, as amended. Under these rules, Tier 1 Capital, Tier 2 Capital, and Tier 3 Capital may include capital instruments that do not satisfy the requirement that the instrument be non-redeemable or settled only with the issuance of an instrument of equal or higher quality upon a breach, or if it would cause a breach, in the ECR until January 1, 2026. While the BMA has previously approved the use of certain instruments for capital purposes, the BMA’s consent will need to be obtained if such instruments are to remain eligible for use in satisfying the MSM and the ECR reporting.
Reporting Requirements
Argo Re must prepare and submit, on an annual basis, both audited US GAAP and, as discussed above, statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of statutory financial statements (which include, in statutory form, a balance sheet, income statement, a statement of capital and surplus, and notes thereto). The statutory financial statements include detailed information and analysis regarding premiums, claims, reinsurance and investments of the insurer.
Every insurer is also required to deliver to the BMA a declaration of compliance declaring whether or not that insurer has, with respect to the preceding financial year, (1) complied with the minimum criteria applicable to it, (2) complied with its MSM and ECR as at its financial year-end, (3) complied with the minimum liquidity ratio for general business as at its financial year-end, and (4) where an insurer’s license has been issued subject to limitations, restrictions or conditions, that the insurer has observed such limitations, restrictions or conditions. The declaration of compliance must be signed by two directors and filed at the same time the insurer submits its statutory financial statements.
In January 2018, the BMA implemented a requirement for an alternative capital schedule to be filed for December 31, 2017 year-end filings and onwards. Argo Re is required to complete and file with the BMA this schedule with respect to any alternative capital structures. The BMA has confirmed that alternative capital is where insurers conduct business that is financed by a mechanism other than shareholders’ capital of the (re)insurance company. This may take various forms such as catastrophe (cat) bonds, industry loss warranties, sidecars, collateralized reinsurers, longevity and mortality bond/swaps, hybrid securities such as preference shares, swaps, and contingent capital such as letters of credit, among others. The filings are confidential, but the BMA may produce valuable aggregate statistics for publication from the information provided in the filings.
Dividends and Distributions
The Company’s future cash flows largely depend on the availability of dividends or other statutorily permissible payments from subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries and states in which these subsidiaries operate, including, among others, Bermuda. The Company’s ability to pay dividends and interest and to make dividends to shareholders is limited by the Bermuda Companies Act 1981. Under Bermuda law, the Company is prohibited from declaring or paying a dividend or making a distribution out of contributed surplus, if there are reasonable grounds for believing that (1) the company is, or would after the payment be, unable to pay its liabilities as they become due or (2) the realizable value of its assets would thereby be less than its liabilities.
The Insurance Act also prohibits Argo Re as a Class 4 insurer from declaring or paying any dividends during any financial year if it is in breach of its MSM or if the declaration or payment of such dividends would cause such a breach. Argo Re is also prohibited from declaring or paying as dividend where it has failed to comply with the ECR, until such noncompliance is rectified. Furthermore, under the Insurance Act, Argo Re shall not in any financial year pay dividends which would exceed 25% of its total statutory capital and surplus, as shown on its statutory balance sheet in relation to the previous financial year, unless it files (at least seven days before payment of such dividends) with the BMA an affidavit stating that it will continue to meet the required margins.
Additionally, Argo Re is subject to the provisions of the Companies Act, which regulates the payment of dividends and making of distributions from contributed surplus.
Any dividend payments paid to Argo Re becomes part of the capital and surplus of Argo Re, at which point further upward distribution to Argo Group is subject to Bermuda insurance and solvency regulations as discussed above.

In December 2020, 2019 and 2018, Argo Re paid a cash dividend to Argo Group of $58.8 million, $52.1 million and $36.5 million, respectively. The proceeds of the dividends were used to repay intercompany balances related primarily to the funding of dividend and interest payments and other corporate expenses.
Reduction of Capital
The Insurance Act provides that Class 4 insurers may not reduce their total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless they have received the prior approval of the BMA. Total statutory capital consists of paid in share capital, contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as statutory capital.
Financial Condition Report
In 2020, Argo Group filed its annual Financial Condition Report (“FCR”) with the BMA and on its public website under the Insurance (Public Disclosure) Rules 2015 pursuant to the Insurance Act. The purpose of this Financial Condition Report for Argo Group is to provide a public disclosure of the measures governing the Company’s business operations, corporate governance framework, risk profile, solvency valuation, financial performance and capital management of significant events. The FCR is an annual filing which provides additional information to the public in relation to the Argo Group’s business model, which shall also be published on the Company’s website within 14 days of being filed with the BMA. The FCR was used as the basis for compliance with the NAIC Corporate Governance Annual Disclosures (“CGAD”) reporting requirements applying to Argo Group U.S., Inc. as a result of the passing of the CGAD Model Act.
The Personal Information Protection Act 2016
The Personal Information Protection Act 2016 (“PIPA”) is the principal Bermuda legislation regulating the right to personal informational privacy. PIPA sections relating generally to the establishment, staffing, funding, and general powers of the Privacy Commissioner came into force on December 2, 2016. However, PIPA’s remaining provisions have not been fully implemented and regulations under PIPA have not yet been provided..
Cyber Code and Reporting Events
In October 2020, pursuant to its powers under the Insurance Act, the BMA issued the Insurance Sector Operational Cyber Risk Management Code of Conduct (“Cyber Code”) which applies to all registered insurers, insurance managers and intermediaries (i.e. agents, brokers, insurance market place providers) (each a “Regulated Entity”). The Cyber Code establishes duties, requirements, standards, procedures and principles to be complied with in relation to operational cyber risk management. In issuing the Cyber Code, the BMA noted that cyber incidents can cause significant financial losses and/or reputational impact to registrants as well as their clients. The Cyber Code defines a ‘cyber reporting event’ as any act that results in the unauthorized access to, disruption, or misuse of the electronic systems or information stored on such systems of a Regulated Entity, including breach of security leading to the loss or unlawful destruction or unauthorized disclosure of or access to such systems or information, where (1) a cyber reporting event has the likelihood of adversely impacting policyholders or clients; (2) a Regulated Entity has reached a view that there is a likelihood that loss of its system availability will have an adverse impact on its insurance business; (3) a Regulated Entity has reached a view that there is a likelihood that the integrity of its information or data has been compromised and may have an adverse impact on its insurance business; (4) a Regulated Entity has become aware that there is a likelihood that there has been unauthorized access to its information systems whereby such would have an adverse impact on its insurance business; or (5) an event has occurred for which a notice is required to be provided to a regulatory body or government agency.
Every Regulated Entity shall, on coming to the knowledge, or where it has reason to believe, that a cyber reporting event has occurred, forthwith notify the BMA, in such manner as the BMA may direct. Within fourteen days of such notification, the insurer shall furnish the BMA with a report in writing setting out all the particulars of the cyber reporting event that are available to it. The Cyber Code also provides that cyber risk policies and procedures must be in place and tested at least annually in order for Regulated Entities to implement effective and coordinated business continuity planning and disaster recovery planning. The board of directors of a Regulated Entity has oversight of the governance of cyber risk but must also appoint a senior executive for the role of the Chief Information Security Officer, whose role is to deliver and oversee the operational cyber risk management program.
The Cyber Code came into effect January 1, 2021 and Regulated Entities will have until December 31, 2021 to be in compliance.

Selected Other Bermuda Law Considerations
Although Argo Re is domiciled in Bermuda, it is designated as a non-resident of Bermuda for exchange control purposes by the BMA. Pursuant to its non-resident status, Argo Re may engage in transactions in currencies other than Bermuda dollars and there are no restrictions on its ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to non-Bermuda residents.
All Bermuda “exempted companies”, such as the Company and Argo Re, are exempt from certain Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians. However, Bermuda exempted companies may not, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister of Finance, participate in certain business transactions, including: (1) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Bermuda Minister of Finance, for a term not exceeding 21 years); (2) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000; or (3) the carrying on of business of any kind for which it is not licensed in Bermuda, except in certain limited circumstances such as doing business with another exempted undertaking in furtherance of its business (as the case may be) carried on outside Bermuda. Argo Re is a licensed insurer in Bermuda, and so may carry on activities from Bermuda that are related to and in support of its insurance business.
Unless a “general permission” applies, specific permission from the BMA is required for all issuances and transfers of securities of a Bermuda exempted company, pursuant to the provisions of the Exchange Control Act 1972 and related regulations. The BMA, in its policy dated June 1, 2005, provides that where any equity securities of a Bermuda company, which would include the shares of the Company, are listed on an appointed stock exchange, general permission is given for the issue and subsequent transfer of any securities of the company from and to a non-resident, for as long as any equity securities of the company remain so listed.
Economic Substance
The Economic Substance Act 2018, as amended (the “Substance Act”) and the Economic Substance Regulations 2018, as amended (the “Substance Regulations” and, together with the Substance Act, the “ES Requirements”) came into effect on December 31, 2018. Pursuant to the ES Requirements, a corporation, limited liability company or partnership with a separate legal personality (collectively, a “registered entity”) conducting a relevant activity (discussed below) will satisfy the ES Requirements if such entity is managed and directed in Bermuda, core income generating activities related to the relevant activity are undertaken in Bermuda, such entity maintains adequate physical premises in Bermuda, there is an adequate number of full time employees in Bermuda (all with suitable qualifications), and operating expenditures incurred in Bermuda are adequate in relation to the relevant activity. For the purposes of the ES Requirements, the relevant activities are banking, insurance, fund management, financing and leasing, maintaining a headquarters, shipping, distribution and service centers, maintaining a holding entity and intellectual property. Any entity that is subject to the ES Requirements is required to file, on an annual basis, an economic substance declaration form with the Bermuda Registrar of Companies, confirming that the entity complies with the ES Requirements. Any entity that fails to satisfy the ES Requirements could face automatic disclosure to competent authorities, in each jurisdiction in which its owners or beneficial owners is incorporated, formed, registered or resident, of the information filed by the entity with the Bermuda Registrar of Companies in connection with the ES Requirements and may also face financial penalties, restriction or regulation of its business activities and/or may be struck off as a registered entity in Bermuda.
Anti-Bribery
The Bermuda Bribery Act 2016 (the “Bribery Act”) became operative on September 1, 2017. The Bribery Act is largely based on the U.K.'s Bribery Act 2010, and aims to provide a modern and comprehensive scheme of bribery offenses in order to allow investigators, prosecutors and the courts to tackle bribery effectively, whether committed in Bermuda or overseas. The Bribery Act applies to any Bermuda individuals, or incorporated companies or other corporate entities (including partnerships) conducting business, whether in or outside of Bermuda, and any non-Bermuda incorporated companies, corporate entities (including partnerships) or individuals conducting business in Bermuda.

United States
State Insurance Regulation
Argo Group U.S., Inc.’s insurance subsidiaries are subject to the supervision and regulation of the states in which they are domiciled. We currently have 9 insurance companies domiciled in 5 states (the “U.S. Subsidiaries”). Argo Group U.S., Inc., as the direct and indirect parent of the U.S. Subsidiaries, is subject to the insurance holding company laws of Illinois, New York, Ohio, Pennsylvania and Virginia. These laws generally require each of the U.S. Subsidiaries to submit annual holding company registration statements to its respective domestic state insurance departments and to furnish annual financial and other information about the operations of the companies within the holding company group, including the filing of an Own Risk and Solvency Assessment (“ORSA”) Summary Report with the Illinois Director of Insurance, as the lead state regulator. In order to assess the business strategy, financial position, legal and regulatory position, risk exposure, risk management, and governance processes, the Illinois Director of Insurance may choose to participate in the annual supervisory college with other regulators who are interested in the supervision of an Illinois domestic insurer or its affiliates, including other state, federal, and international regulatory agencies. Generally, all material transactions among companies in the holding company group to which any of the U.S. Subsidiaries is a party, including sales, loans, reinsurance agreements and service agreements, must be fair and, if material or of a specified category, require prior notice and approval by the insurance department where the subsidiary is domiciled. Transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries and certain material transactions between companies within the holding company group may be subject to prior notice to, or prior approval by, state regulatory authorities. Such supervision and regulation is intended to primarily protect our policyholders. Matters relating to authorized lines of business, underwriting standards, financial condition standards, licensing of insurers, investment standards, premium levels, policy provisions, the filing of annual and other financial reports prepared on the basis of Statutory Accounting Principles, the filing and form of actuarial reports, dividends and a variety of other financial and non-financial matters are also areas that are regulated and supervised by the states in which each of our U.S. Subsidiaries are domiciled.
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
The California Consumer Privacy Act (“CCPA”) enhances privacy rights and consumer protection for residents of California. Where the Argo Group has operations in California and is licensed to provide insurance coverage to policyholders based in California, the CCPA will apply.
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

Argo Group U.S., Inc. may receive dividends from its direct subsidiaries: Argonaut Insurance Company (“Argonaut”) and Rockwood. For the year ended December 31, 2020, Rockwood paid an ordinary dividend to Argo Group U.S., Inc. in the amount of $10.0 million. For the year ended December 31, 2020, Argonaut paid an ordinary dividend to Argo Group U.S., Inc. in the amount of $50.0 million. During 2021, Argonaut may be permitted to pay dividends up to $97.5 million without approval from the Illinois Department of Insurance, based on the application of the Illinois ordinary dividend calculation. Rockwood may not be permitted, during 2021, to pay dividends without approval from the Pennsylvania Department of Insurance, based on the application of Pennsylvania’s ordinary dividend calculation. Business and regulatory considerations may impact the amount of dividends actually paid, and prior regulatory approval of extraordinary dividend payments is required.
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
The Terrorism Risk Insurance Program Reauthorization Act
On November 26, 2002, the President of the United States signed into law the Terrorism Risk Insurance Act of 2002 (“TRIA”). On December 20th, 2019 the President of the United States signed into law the Terrorism Risk Insurance Program Reauthorization Act of 2019, which extends TRIA through December 31, 2027. Under TRIA commercial insurers are required to offer insurance coverage against terrorist incidents and are reimbursed by the federal government for paid claims subject to deductible and retention amounts. TRIA, and its related rules, contain certain definitions, requirements and procedures for insurers filing claims with the Treasury for payment of the Federal share of compensation for insured losses under the Terrorism Risk Insurance Program (“TRIP”). TRIP is a temporary federal program that has been extended by TRIA to provide for a transparent system of shared public and private compensation for insured losses resulting from acts of terrorism. The Treasury implements the program. On June 29, 2004, the Treasury issued a final Claims Procedures Rule, effective July 31, 2004, as part of its implementation of Title I of TRIA. TRIA also contains specific provisions designed to manage litigation arising out of, or resulting from, a certified act of terrorism, and on July 28, 2004, the Treasury issued a final Litigation Management Rule for TRIA. The Claims Procedures Rule specifically addresses requirements for Federal payment, submission of an initial notice of insured loss, loss certifications, timing and process for payment, associated recordkeeping requirements, as well as the Treasury’s audit and investigation authority. These procedures will apply to all insurers that wish to receive their payment of the Federal share of compensation for insured losses under TRIA.
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
Currently the Argo Group’s E.U operations ArgoGlobal S.E. and ArgoGlobal Assicurazioni are required to comply with SII. Argo Group’s Lloyd’s Managing Agency, Argo Managing Agency Limited continues to comply with the requirements of SII. With the U.K.’s withdrawal from the E.U. the U.K. Government is in the process of seeking views on reforming the prudential regulation of the U.K. insurance sector and has commenced a review of SII.
United Kingdom Withdrawal from the E.U.
On June 23, 2016, the U.K held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit.” As a result of the referendum, the British government has negotiated and executed the exit which occurred on January 31, 2020, with a transition period which ended on December 31, 2020.

There was in effect a hard Brexit for financial services, with an end to passporting rights meaning U.K. regulated entities lost the ability to undertake E.E.A. business. The future E.U.-U.K. financial services relationship will be governed by equivalence rather than passporting under the E.U. Single Market. HM Treasury has used its powers under the European Union (Withdrawal) Act of 2018 as amended by the European Union (Withdrawal Agreement) Act 2020 to ensure that the U.K. will have a functioning financial services regulatory regime in all scenarios, now that the U.K. has left the E.U.
Malta
ArgoGlobal SE operates as an authorized insurance undertaking domiciled in Malta under the Malta Business Act (Cap. 403) by the MFSA. ArgoGlobal SE is regulated as a domestic insurer by the MFSA and subject generally to Malta’s laws and regulations relating to insurance and solvency requirements.
ArgoGlobal SE did underwrite risks throughout the European Member States and European Economic Area, on an “Exercise of Passport Rights-Services/Establishment” basis. The authorized third-party branch office based in Zurich, Switzerland could only underwrite Swiss domiciled risks. The third-party Zurich branch is subject to the regulations of the Swiss Financial Market Supervisory Authority (“FINMA”).
In 2020, the ArgoGlobal SE book of (re)insurance business was placed into run-off with ArgoGlobal SE predominantly ceasing to accept new and renewal business. When payable, dividends from ArgoGlobal SE are subject to applicable laws and regulations in Malta.
Italy
ArgoGlobal Assicurazioni is an authorized insurance entity domiciled in Italy. It is authorized by the IVASS to operate the business of insurance under ISVAP n. 2581 as of January 21, 2008. ArgoGlobal Assicurazioni is enrolled in the Register of Insurance Companies under n. 1.00163. In addition, ArgoGlobal Assicurazioni is subject to regulation in Italy. When payable, dividends from ArgoGlobal Assicurazioni are subject to applicable laws and regulations in Italy.
The sale of ArgoGlobal Assicurazioni by the Argo Group has been agreed and contracts exchanged with the buyer on December 23, 2020. The sale is expected to close in early 2021.
General Data Protection Regulations (E.U.)
The E.U. General Data Protection Regulation (the “GDPR”) came into force on May 25, 2018. Argo Group is subject to the requirements of GDPR as regards to the provision of our services and products within the E.U.
Argo Group recognizes the importance of maintaining data privacy protections for nonpublic personal information as required by GDPR. Argo Group has established policies and procedures to assist in our compliance with the applicable GDPR requirements.
United Kingdom
Argo Managing Agency Limited is a Lloyd’s managing agent that manages Syndicate 1200 (“S1200”), Syndicate 1910 (“S1910”) and Special Purposes Arrangement 6117 (“SPA6117”). In 2020 the Argo Group divested its interest in the Ariel Re business including S1910. Although the Argo Group no longer participates on S1910 Argo Managing Agency Limited continues to manage S1910 and SPA6117 on a third-party management basis.
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
The Argo Group predominantly participates in the Lloyd’s Market as a Lloyd’s corporate member on S1200 through Argo (No 604) Ltd. By entering into a membership agreement with Lloyd’s, Argo (No 604) Ltd. undertakes to comply with all Lloyd’s by-laws and regulations as well as the provisions of the Lloyd’s Acts and Financial Services and Markets Act 2000 that are applicable to it. The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (referred to as “Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined by Lloyd’s. The amount of such deposit is calculated for each member through the completion of an annual capital adequacy exercise. These requirements allow Lloyd’s to evaluate that each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin.
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
Argo Managing Agency Limited has 5 Argo Group wholly-owned Lloyd’s approved service companies, which produce business to Syndicate 1200 under delegated underwriting authority arrangements. They are:
•ArgoGlobal Underwriting (Dubai) Limited
ArgoGlobal Underwriting (Dubai) Ltd. is authorized as an “Authorized Firm” licensed to operate through Dubai International Financial Centre (DIFC) as an insurance manager and insurance intermediary by the Dubai Financial Services Authority (“DFSA”). Although not subject to solvency requirements and other regulations that apply to insurance carriers and reinsurers generally in Dubai, ArgoGlobal Underwriting (Dubai) Limited is subject to DFSA’s laws and regulations relating to its business activities as an Authorized Firm (Category 4) operating in Dubai. The Company operates from the Lloyd’s Dubai platform, which gives Lloyd’s an underwriting base in the MENA region. ArgoGlobal Underwriting (Dubai) Limited therefore receives regulatory oversight from both Lloyd’s and the DFSA.
•ArgoGlobal Underwriting Asia Pacific Pte Limited
ArgoGlobal Underwriting Asia Pacific Pte Limited is authorized by the Monetary Authority of Singapore (MAS) as a Lloyd’s Asia Scheme Service Company. The Company is therefore subject to regulatory oversight from both Lloyd’s and the MAS. During 2019, we ceased underwriting in ArgoGlobal Underwriting Asia Pacific Pte Limited and have placed the company into runoff.
•Argo Direct Limited
Argo Direct Limited (“ADL”) is authorized and regulated by the Financial Conduct Authority. It is an approved Lloyd’s coverholder service company. ADL has been given permission to provide regulated products and services to commercial and retail customers. The Company is therefore subject to regulatory oversight from both Lloyd’s and the FCA.

•ArgoGlobal Insurance Services Inc.
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
•Argo Insurance Services Bermuda, Ltd. (domiciled in Bermuda)
Argo Insurance Services Bermuda, Ltd. is licensed by the BMA as an Insurance Agent. It is a Lloyd’s approved service company coverholder. Argo Insurance Services Bermuda, Ltd. is subject to the laws of Bermuda and the supervision and regulatory requirements of the BMA.
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
Data Protection Act 2018 (U.K.)
Following Brexit, with effect from January 1, 2021, the U.K. GDPR and the Data Protection Act 2018 (“DPA2018”) are now the U.K.’s standalone data protection laws. The DPA2018 adds requirements that fall outside the GDPR’s scope, such as processing by law enforcement and intelligence services. The U.K. is currently seeking an adequacy decision from the European Commission.
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
In April 2014, Argo Re was registered by SUSEP as an admitted reinsurer in Brazil, and established its representative office, Argo Re Escritório de Representação no Brasil Ltda. (“Argo Re Escritório”) in São Paulo, Brazil, per Ordinance nº 5.795. Argo Re Escritório is focused on serving the domestic commercial reinsurance market. Argo Re and Argo Re Escritório are subject to Brazil’s laws and regulations relating to business activities as an admitted reinsurer.
Brazilian General Data Protection Law
The Brazilian General Data Protection Law (“LGPD”), Federal Law no. 13,709/2018, came into force on September 18, 2020 after several discussions and postponements. The LGPD is Brazil’s first comprehensive data protection regulation and it is largely aligned to the EU GDPR.
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
At December 31, 2020, Argo Group’s reinsurance recoverable balance totaled $3,009.0 million, net of the allowance for estimated uncollectible reinsurance of $4.1 million, $1.7 million of which was not allocated across the ratings categories. We applied the whole unallocated balance to the Reinsurers rated A+ or better category to maintain a conservative approach and are passing on further investigation due to immateriality. The following table reflects the credit ratings for our reinsurance recoverable balance at December 31, 2020:

	2020
(in millions)	Reinsurance Recoverables	% of Total
Ratings per A.M. Best
Reinsurers rated A+ or better	$1,395.1	46.4%
Reinsurers rated A	1,262.2	41.9%
Reinsurers rated A-	192.1	6.4%
Reinsurers rated below A- or not rated	159.6	5.3%
	$3,009.0	100.0%
All of the top 10 reinsurers were rated A or higher, and accounted for $1,726.8 million, or approximately 57% of the reinsurance recoverable balance as of December 31, 2020. Management has concluded that all balances (net of the allowance for estimated uncollectible reinsurance) are considered recoverable as of December 31, 2020.
Additional information relating to our reinsurance activities is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7, “Reinsurance,” in the Notes to the Consolidated Financial Statements.
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
We are subject to and establish estimates for claims arising out of catastrophes that may have a significant effect on our business, results of operations and/or financial condition. Catastrophes can be caused by various events, including, but not limited to, hurricanes, windstorms, earthquakes, hailstorms, explosions, power outages, severe winter weather, fires, global health pandemics and man-made events, such as terrorist attacks.

We have discontinued underwriting certain lines of business; however, we are still obligated to pay losses incurred on these lines. Certain lines currently in run-off are characterized by long elapsed periods between the occurrence of a claim and any ultimate payment to resolve the claim. Included in Run-off Lines segment are claims related to asbestos and environmental liabilities arising out of liability policies primarily written in the 1960s, 1970s and into the early 1980s with a limited number of claims occurring on policies written in the early 1990s. Business formerly written in our risk-management business is also classified in the Run-off Lines segment. Additional discussion on the Run-off Lines segment can be found under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 9, “Run-off Lines,” in the Notes to the Consolidated Financial Statements.
Additional information relating to our loss reserve development is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 8, “Reserves for Losses and Loss Adjustment Expenses,” in the Notes to Consolidated Financial Statements.
Investments
Investment Strategy and Guidelines
Our investment portfolio is designed to ensure adequate liquidity for the prompt payment of our obligations, including any potential claims payments. To ensure adequate liquidity for payment of claims, we broadly seek to match the profile of our invested assets with those of our liabilities. We consider liquidity, anticipated duration, and the currency of our liabilities when making investment decisions. To meet our liquidity needs, our core bond portfolio consists primarily of investment grade, fixed-maturity securities. As of December 31, 2020, fixed maturities, along with cash and short-term investments, represented 87.8% of our total investments and cash equivalents.
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
Additional information relating to our investment portfolio is included under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” and Note 4, “Investments,” in the Notes to Consolidated Financial Statements.
Human Capital Management
Company Culture and Core Values
At Argo, we believe in the entrepreneurial spirit, doing the right thing, collaborating, and respecting each other. We strive to be a responsible, profitable specialty insurer where all stakeholders share in our success.

Employees
As of December 31, 2020, we employed 1,448 people, of which 1,414 are full-time employees. Approximately 1,044 were employed in the U.S. and 404 were employed in foreign countries including the UK, Brazil and Bermuda. Additionally, we utilize independent contractors and temporary personnel to supplement our workforce. Upon the sale of our Italian operations, which is expected to be completed in early 2021, only our employees in Brazil are represented by a union. Overall, we believe our employee relations and engagement are trending positively and aligned with our expectations.
Employee Development and Engagement
Argo recognizes that its success is inextricably linked to the success of its employees. We invest significant resources to develop our talent, deepen our employees’ skills, and provide growth opportunities. Those resources include:
•a leadership framework which provides targeted leadership training;
•additional investments in technology-enabled employee development platforms;
•a transparent career and compensation framework for employees;
•a social innovation platform which encourages all employees to share their ideas to drive efficiency, reduce expenses, or change policy; and
•curated digital learning and development tools that enable 100% virtual learning opportunities.
To measure employee engagement, we rely on an annual employee survey performed by a third party. The results of the survey conducted in 2020 indicated that Argo employees ranked our culture in line with global benchmarks. We intend to conduct a similar survey on an annual basis.
Diversity and Inclusion
Argo is committed to fostering, cultivating and preserving an inclusive culture. We understand that each individual is unique and recognize individual differences. These differences include gender, age, skills, experience, disability status, ethnicity, sexual orientation among others. In 2020, with the support of our Board, Argo formed a Diversity and Inclusion (“D&I”) Committee to foster awareness and drive our future strategy towards D&I efforts. This Committee hosted forums on key relevant topics including our commitment to environment, social and governance factors related to D&I, employee wellness, and diversity initiatives, as well as our efforts against racism. Additionally, to bring awareness to unconscious bias and the power of a diverse workforce, we now require respectful workplace training for all employees.
As a part of our D&I strategy, voluntary employee resource groups (“ERG”) with shared interests meet to build community, share ideas, drive progress and make positive changes in areas important to them. Today, we have eight active employee resource groups including Gender Equality, Generational, Race/Ethnicity/Multicultural, Veterans, Working Families, Pride, Socio-economic, and Disabilities. Each ERG is sponsored and supported by senior managers within the Company.
Our D&I strategy includes an action plan aimed at: (1) furthering our leadership commitment through additional training and monitoring our D&I scorecard evolution; (2) supporting and nurturing an inclusive culture through our ERG feedback and new policy and program development; and (3) building and maintaining a diverse workforce by changing our sourcing and recruiting strategy and offering career development and mentoring opportunities.
Recruitment and Retention
Argo is focused on recruiting diverse individuals with various professional backgrounds, interests and levels of expertise. We seek individuals with unique experiences and skill sets to complement and enhance our current workforce.
Our sourcing and recruiting strategy includes relationships with a variety of groups including veterans, AARP, Historically Black Colleges & Universities, Hispanic Association of Colleges and Universities, as well as internships targeted to under-privileged career seekers. Our ongoing commitment to internal and external talent development, diversity and inclusion, career opportunities and positive employee engagement plays a critical role in our employee retention plan.

Employment Benefits (Total Rewards)
Argo is committed to a pay-for-performance culture that allows for competitive market-based overall compensation. In fiscal year 2020, we completed a comprehensive assessment of our pay practices for all employees, including the review of short- and long-term incentive programs, that resulted in the implementation of a new job architecture with the goals of (1) increasing pay transparency and awareness around gender pay gaps, (2) providing consistency and clarity around pay decisions, (3) developing clear career paths for all employees and (4) increasing the understanding of our pay-for-performance compensation philosophy.
Our benefits are designed to help protect the well-being of employees and their families. We encourage our employees to stay healthy by offering opportunities to learn about wellness and participate in activities that foster a healthy lifestyle. We provide benefits which help employees meet their financial goals, protect their income, enhance their learning and development, and balance their work and personal lives. These benefits include health and wellness, retirement savings, flexible workplace options, paid caregiver leave, paid time off and employee assistance programs.
Succession Planning
Succession planning is a critical component to our talent management strategy and our continued success as an organization. We continually strive to foster the professional development of our employees and developed a succession plan for our senior management team and other critical roles in the organization subject to ongoing evaluation by the Human Resources Committee of the Board.
Health and Safety
The health and safety of our employees is our highest priority. We regularly provide workplace safety training to our employees and share best practices for a safe work environment. As part of this commitment, we regularly provide workplace safety training to our employees and share best practices for a safe work environment. Ongoing courses include: Security Awareness, Code of Conduct Best Practices, Respectful Workplace, Sexual Harassment Awareness, Whistleblowing, Anti-Fraud and Phishing. We also host health fairs and encourage employees to participate in our fitness challenges offered throughout the year.
COVID-19 Response
In response to the COVID-19 pandemic, Argo created the Recovery Readiness Task Force, a cross-functional team of senior leaders to ensure business continuity and address the needs of our employees. Within the first week of the pandemic in March 2020, we moved to a remote workforce globally, eliminated non-essential travel, and provided our employees with the necessary tools and resources to manage our business. In addition, Argo updated the flexible working policy to accommodate differing home situations, assisted with tutoring services for families, provided employee assistance programs, financial and budgeting webinars, as well as employee wellness and resiliency forums. Argo also launched new COVID-19 training courses to support our employees dealing with the new challenges related to the pandemic. The Company continues to monitor and adjust our workplace polices to meet the needs of our business and our employees.
Available Information
We file annual, quarterly and current reports, proxy statements and other information and documents with the Securities and Exchange Commission (“SEC”), which are made available at www.sec.gov. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, interactive data files, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) as soon as reasonably practical after we electronically file them with or furnish them to the SEC. General information about us, including our Corporate Governance Guidelines and Terms of Reference, Code of Conduct and Business Ethics, Financial Condition Report, charters for the Audit, Human Resources, Investment, Nominating, and Risk & Capital Committees of our Board of Directors, can be found on our website at www.argogroup.com. The information contained on our website is not included as a part of, or incorporated by reference into, this filing. Our Code of Conduct and Business Ethics applies to all of our board members, officers, third-party providers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Any of the above documents will be provided without charge upon written request to the Vice President, Investor Relations, P.O. Box HM 1282, Hamilton HM FX, Bermuda, or by telephone (441) 296-5858. All such documents are also physically available at our principal office at 90 Pitts Bay Road, Pembroke, Bermuda HM 08.

Item 1A. Risk Factors
Summary of Risk Factors
An investment in our common shares involves various risks, and you are urged to carefully consider all of the matters discussed in Part I, Item 1A of this Annual Report on Form 10-K under the caption “Risk Factors” in considering our business and prospects. The following is a summary list of some of these risks:
•Insurance Underwriting Risks. Insurance underwriting risks include risks related to adverse changes in the value of insurance liabilities, including risks related to an excess or shortage of underwriting capacity, unexpected changes in the claims environment, changes to distribution channels, and sufficiency of reserves.
•Operational Risks. Operational risks include risks related to inadequate or failed internal operations, and include risks related to employee performance and retention, internal controls, information technology, failure to protect confidential information and outsourcing relationships.
•COVID-19 Risks. Risks related to COVID-19 could result in reduced demand for insurance policies, increased claims, and increased losses due to legislative, regulatory and judicial actions. COVID-19 could also impact the Company through its impact on financial markets, interest rates, decreased access to capital, and disruptions to operations due to the impact of COVID-19 on third parties.
•Market, Credit, Investment and Liquidity Risks. Market, credit, investment and liquidity risks include risks related to the performance of Argo’s investment portfolio, and include risks related to the performance of financial markets, foreign currency fluctuations, economic and political conditions, and the availability of reinsurance.
•Strategic Risks. Strategic risks include risks related to Argo’s inability to implement appropriate business plans and strategies, and include risks related to the macroeconomic environment, risked-based capital requirements, the Company’s debt, holding company structure, ratings and strategic transactions.
•Reputational Risks. Reputational risks include risks related to the risk of potential loss through a deterioration of Argo’s reputation, and include risks related to potential violations of sanctions, anti-corruption or AML regulations and activist shareholder actions.
•Regulatory and Litigation Risks. Regulatory and litigation risks include risks related to the outcome of legal and regulatory proceedings, regulatory constraints on Argo’s business, including constraints imposed on our Bermuda, U.S., U.K., or other subsidiaries, and limitations on a potential change of control due to Argo’s corporate structure.
•Taxation Risks. Taxation risks include risks related to the Company and its non-U.S. subsidiaries’ potential exposure to U.S. federal income and withholding taxes, risks related to the Company’s U.S. subsidiaries being subject to increased tax liabilities, risks related to changes in U.S. federal income tax laws, risks related to U.S. equity security holders’ potential exposure to U.S. federal income taxes on the Company’s or its non-U.S. subsidiaries’ undistributed earnings and profits or an increased U.S. federal income tax liability and interest charge on certain taxes deemed deferred due to our non-U.S. status, and risks related to potential exposure to U.K., and Bermuda taxes.
Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common shares. Investors should carefully consider these risks, along with the other information included in this report and in our other filings with the SEC, before making an investment decision regarding our common shares. There may be additional risks of which we are currently unaware or that we currently consider immaterial. All of these risks could have a material adverse effect on our financial condition, results of operations and/or value of our common shares.
Insurance Underwriting Risks
Insurance underwriting risks are defined as the risk of loss, or adverse change in the value of insurance liabilities, due to inadequate pricing and/or reserving practices. These risks may be caused by the fluctuations in timing, frequency and severity of insured events and claim settlements in comparison to the expectations at the time of underwriting.

The insurance business is historically cyclical, and we may experience periods with excess underwriting capacity and unfavorable premium rates; conversely, we may have a shortage of underwriting capacity when premium rates are strong, both of which could adversely impact our results.
Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency and severity of catastrophic events, levels of capacity, adverse trends in litigation, regulatory constraints, general economic conditions and other factors. The supply of insurance is related to prevailing prices, the level of insured losses and the level of capital available to the industry that, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity increased premium levels. Demand for reinsurance depends on numerous factors, including the frequency and severity of catastrophic events, levels of capacity, introduction of new capital providers, general economic conditions and underwriting results of primary insurers. The supply of reinsurance is related to prevailing prices, recent loss experience and capital levels. All of these factors fluctuate and may contribute to price declines generally in the reinsurance industry.
We cannot predict with certainty whether market conditions will improve, remain constant or deteriorate. Negative market conditions may impair our ability to underwrite insurance at rates that we consider appropriate and commensurate relative to the risk assumed. If we cannot underwrite insurance at appropriate rates, our ability to transact business would be materially and adversely affected. Any of these factors could lead to an adverse effect on our business, results of operations and/or financial condition.
We may incur income statement charges if the reserves for losses and loss adjustment expenses are insufficient (or redundant). Such income statement charges could be material, individually or in the aggregate, to our financial condition and operating results in future periods.
General Loss Reserves
We maintain reserves for losses and loss adjustment expenses to cover estimated ultimate unpaid liabilities with respect to reported and unreported claims incurred as of the end of each balance sheet date. Reserves do not represent an exact calculation of liability, but instead represent management’s best estimates, which take into account various statistical and actuarial projection techniques as well as other influencing factors. Variables in the reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, economic and social inflation, legal precedent and legislative changes. In addition, many of these items are not directly quantifiable, particularly on a prospective basis, and there may be significant reporting lags between the occurrence of an insured event and the time it is actually reported to the insurer. Although reserve estimates are continually reevaluated in a regular ongoing process, because the calculation and setting of the reserves for losses and loss adjustment expenses is an inherently uncertain process dependent on estimates, our existing reserves may be insufficient or redundant and estimates of ultimate losses and loss adjustment expenses may increase or decrease over time.
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
Among the uncertainties impacting the estimation of such losses are:
•difficulty in identifying sources of or exposure to environmental or asbestos contamination;
•uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure;
•changes in underlying laws and judicial interpretation of asbestos-related laws, including with respect to the interpretation and application of insurance coverage; and
•difficulty in properly allocating responsibility and/or liability for environmental or asbestos damage.
Although we have established reserves to account for our exposure to asbestos and related environmental liability claims, management believes these factors continue to render traditional actuarial methods less effective at estimating reserves for asbestos and environmental losses than reserves on other types of losses. In addition, there is no assurance that future adverse development will not occur, and such development may have an adverse effect on our results of operations.

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
As described above, estimates of ultimate losses and loss adjustment expenses may increase in the future. Such changes in estimates could be material, individually or in the aggregate, to our future operating results and financial condition. We can provide no assurances such capital will be available.
Additional information relating to our reserves for losses and loss adjustment expense is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8, “Reserves for Losses and Loss Adjustment Expenses,” in the Notes to Consolidated Financial Statements.
We operate in a highly competitive environment and no assurance can be given that we will continue to be able to compete effectively in this environment.
We compete with numerous companies that provide property, casualty and specialty lines of insurance and related services. Some of those companies have a larger capital base and are more highly rated than we are. No assurance can be given that we will be able to continue to compete successfully in the insurance market. Increased competition in these markets could result in a change in the supply and/or demand for insurance, affect our ability to price our products at risk-adequate rates and retain existing business or underwrite new business on favorable terms. If this increased competition limits our ability to transact business, our operating results could be adversely affected.
Our insurance subsidiaries have exposure to unpredictable and unexpected changes in the claims environment or catastrophes and terrorist acts that can materially and adversely affect our business, results of operations and/or financial condition.
Emerging Claims
Changes in industry practices and legal, judicial, social, technological and other environmental conditions may have an unforeseeable adverse impact on claims and coverage issues. These issues may adversely affect our business, such as by extending coverage beyond the intended scope at the time of underwriting business or increasing the number or size of expected claims. In some instances, these changes may not become apparent until sometime after insurance contracts that are affected were issued and hence cannot be appropriately factored into the underwriting decision. As a result, the full extent of liability under such insurance contracts may not be known for many years after these contracts have been issued, and our financial position and results of operations may be materially and adversely affected in such future periods. We maintain an emerging risk identification, analysis and reporting process, overseen by our Emerging Risk Review Group, as part of our enterprise risk framework, which seeks to provide an early identification of such trends. The effects of these and other unforeseen evolving or emerging claims and coverage issues are inherently difficult to predict.
Catastrophic Losses
We are subject to claims arising out of catastrophes that may have a significant effect on our business, results of operations and/or financial condition. Catastrophes can be caused by various events, including tornadoes, hurricanes, windstorms, tsunamis, earthquakes, hailstorms, explosions, power outages, severe winter weather, wildfires and man-made events, including civil unrest. The incidence and severity of such catastrophic events are inherently unpredictable, and our losses from catastrophes could be substantial. Insurance companies are generally not permitted to reserve for probable catastrophic events until they occur. Therefore, although we will actively manage our risk exposure to catastrophes through underwriting limits and processes, and further mitigate it through the purchase of reinsurance protection and other hedging instruments, an especially severe catastrophe or series of catastrophes could exceed our reinsurance or hedging protection and may have a material adverse impact on our business, results of operations and/or financial condition.

Terrorism
We are exposed to the risk of losses resulting from acts of terrorism. Reinsurers are able to exclude coverage for terrorist acts or price that coverage at rates that we consider attractive. However, direct insurers, like our primary insurance company subsidiaries, might not be able to likewise exclude coverage of terrorist acts because of regulatory constraints. Terrorism exclusions are not permitted in the U.S. for worker’s compensation policies under U.S. federal law or under the laws of any state or jurisdiction in which we operate. When underwriting existing and new workers compensation business, we consider the added potential risk of loss due to terrorist activity, including foreign and domestic, and this may lead us to decline to underwrite or to renew certain business. However, even in lines where terrorism exclusions are permitted, our clients may object to a terrorism exclusion in connection with business that we may still desire to underwrite without an exclusion, some or many of our insurance policies may not include a terrorism exclusion. Given the reinsurance retention limits imposed under the TRIA and its subsequent legislative extensions, and that some or many of our policies may not include a terrorism exclusion, future foreign or domestic terrorist attacks may result in losses that have a material adverse effect on our business, results of operations and/or financial condition.
See “Item 1. Business-Regulation” for a description of the applicability of the TRIA and the Terrorism Risk Insurance Program Reauthorization Act of 2014 to the Argo Group of Companies and its U.S. operations.
In the event coverage of terrorist acts cannot be excluded, we, in our capacity as a primary insurer, would have a significant gap in our own reinsurance protection with respect to potential losses as a result of any terrorist act. It is impossible to predict the occurrence of such events with statistical certainty and difficult to estimate the amount of loss per occurrence they will generate. If there is a future terrorist attack, the possibility exists that losses resulting from such event could prove to be material to our financial condition and results of operations. Terrorist acts may also cause multiple claims, and there is no assurance that our attempts to limit our liability through contractual policy provisions will be effective.
Global climate change may have an adverse effect on our financial results and operations.
Climate change could have an impact on longer-term natural weather trends, including increases in severe weather and catastrophic events. Many sectors to which we provide insurance coverage, such as coastal management, infrastructure, buildings, water, food and energy supply, land-planning, health and rescue preparedness, might be affected by climate change. Although we have developed tailored solutions to account for emerging climate change risk, we recognize that there is considerable uncertainty in climate change, and we are unable to explicitly isolate the effect of climate change in order to quantify its effect on losses.
As a result, assessing the risk of loss and damage associated with the adverse effects of climate change on our operations and/or financial condition remains challenging.
Because our business is dependent upon insurance and reinsurance agents and brokers, we are exposed to certain risks arising out of distribution channels that could cause our results to be adversely affected.
We market and distribute some of our insurance products and services through a select group of wholesale agents who have limited quoting and binding authority and who, in turn, sell our insurance products to insureds through retail insurance brokers. These agencies can bind certain risks that meet our pre-established guidelines. If these agents fail to comply with our underwriting guidelines and the terms of their appointment, we could be bound on a particular risk or number of risks, that were not anticipated, when we developed the insurance products. Such actions could adversely affect our results of operations. Additionally, in any given period, we may derive a significant portion of our business from a limited number of agents and brokers and the loss of any of these relationships, or significant changes in distribution channels resulting in loss of access to market through those agents and brokers, could have a significant impact on our ability to market our products and services.
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
The global COVID-19 pandemic has resulted in and is expected to continue to result in significant disruptions in economic activity and financial markets. COVID-19 has directly and indirectly adversely affected the Company and may continue to do so for an uncertain period of time. The cumulative effects of COVID-19 on the Company cannot be fully predicted at this time, but could include, without limitation:
•Reduced demand for our insurance policies due to reduced economic activity which could negatively impact our revenues;
•Reduced cash flows from our policyholders delaying premium payments;
•Increased claims, losses, litigation, and related expenses;
•Increased losses due to legislative, regulatory and judicial actions in response to COVID-19, including, but not limited to, actions prohibiting us from cancelling insurance policies in accordance with our policy terms, requiring us to cover losses when our policies did not provide coverage or excluded coverage, ordering us to provide premium refunds, granting extended grace periods for payment of premiums, and providing for extended periods of time to pay past due premiums;
•An increase in the demand and frequency of reporting by regulators that could place stress on our ability to accurately and timely meet those and existing demands, and a delay or denial in regulatory rate approvals could contribute to financial stress;
•An increase in claims as a result of the COVID-19 pandemic;
•A negative impact on our ability to timely and properly pay claims and establish reserves due to uncertainty around claims patterns, including impediments to adjusting claims in the field;
•Volatility and declines in financial markets which, in response to COVID-19, has reduced, and could continue to reduce, the fair market value of, or result in the impairment of, invested assets held by the Company;
•An increase in loss costs and, as such, the need to strengthen reserves for losses and loss adjustment expenses due to higher than anticipated inflation as a result of recent actions taken by the federal government and the Federal Reserve;
•Decline in interest rates which could reduce future investment results;
•Erosion of capital and an increase in the cost of reinsurance as well as an increase in counterparty credit risk;
•Decreased access to capital, if needed, and the cost of external capital could be elevated;
•Disruptions in our operations due to difficulties experienced by our partners and outsourced providers that may, among other items, adversely impact our ability to manage claims;
•Increased costs of operations due to the remote working environments of our employees; and
•Increased vulnerability to cyberthreats or other disruption in our operations while most of our workforce is continuing to work remotely.
The extent to which COVID-19 will continue to impact our business will depend on future developments, including the widespread availability of vaccines, and actual results in future periods could materially differ from our assumptions. The COVID-19 pandemic may also have the effect of heightening many of the other risks described herein.

We may be unable to attract and retain qualified employees and key executives.
We depend on our ability to attract and retain experienced underwriting talent, skilled employees and seasoned key executives who are knowledgeable about our business. The pool of highly skilled employees available to fill our key positions may fluctuate based on market dynamics specific to our industry and overall economic conditions. As such, higher demand for internal leaders and employees having desired talents could lead to increased compensation expectations for existing and prospective personnel, making it difficult for us to recruit and retain key employees and/or maintain labor costs at desired operating levels. If we are unable to attract and retain such talented team members and leaders, we may be unable to maintain our current competitive position in the specialized markets in which we operate and be unable to expand our operations into new markets, which could adversely affect our results.
Argo Group and its subsidiaries, Argo Re and Argo Insurance Services Bermuda, Ltd., acting on behalf of Syndicate 1200, have operations that require highly skilled personnel to work in Bermuda. The ability to fill certain highly skilled key positions in Bermuda is constrained by Bermuda law, which provides that non-Bermudians are not permitted to engage in any occupation in Bermuda without an approved work permit from the Bermuda Department of Immigration. If the Bermuda Department of Immigration changes its current policies with respect to work permits, and as a result these key employees are unable to work in Bermuda, our operations could be disrupted and our financial performance could be adversely affected.
In addition, offices in foreign jurisdictions, such as Dubai, Singapore, Bermuda, U.K., Malta, Switzerland and Brazil, may have residency and other mandatory requirements that affect the composition of its local boards of directors, executive teams and choice of third-party service providers. Due to the competition for available talent in such jurisdictions, we may not be able to attract and retain personnel as required by our business plans, which could disrupt operations and adversely affect our financial performance.
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
We use a number of strategies and processes to mitigate our insurance risk exposure including:
▪engaging in disciplined and rigorous underwriting within clearly defined risk parameters and subject to various levels of oversight by experienced underwriting professionals;
▪undertaking technical analysis to inform pricing decisions
▪carefully evaluating terms and conditions of our policies;
▪focusing on our risk aggregations by geographic zones, industry type, credit exposure and other bases; and
▪ceding insurance risk to reinsurance companies.
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
We continually enhance our operating procedures and internal controls to effectively support our business and comply with our regulatory and financial reporting requirements. We are currently in the process of remediating a material weakness in our internal controls, as further described in Part II, Item 9A, “Controls and Procedures,” of this Annual Report on Form 10-K. As a result of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control objectives have been or will be met or that instances of fraud, if any, within the Company have been detected. Limitations include human error, intentional circumvention of controls, and false assumptions. Over time, controls may become inadequate because of changes in conditions or a deterioration in the degree of compliance with policies or procedures. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in a cost-effective control system, and although our disclosure controls and procedures are designed to be effective, a misstatement due to error or fraud may occur and not be detected.
We are dependent on our information technology systems which could fail or suffer a cybersecurity breach, which could adversely affect our business, reputation, results of operations or financial condition or result in the loss of sensitive information.
Our business is highly dependent upon the successful and uninterrupted functioning of our computer and data processing systems for various purposes, including accounting, policy administration, actuarial and other modeling functions necessary for underwriting business, and claims and payment processing. Certain of our operations are also dependent upon systems operated by third parties, including administrators, market counterparties and their sub-custodians and other service providers, and our service providers may also depend on information technology systems. Notwithstanding the diligence that we perform on our service providers, we may not be in a position to verify the risks or reliability of such information technology systems.
While we have not experienced a material cybersecurity breach to date, we have no assurance that a breach associated with hacking, computer viruses, data breaches or ransomware attacks will not occur in the future. Incidents of publicly reported cyber security incidents have increased recently and the insurance sector as a whole is more exposed than in the past. Over time, and particularly recently, the sophistication of these threats have continued to increase. Although we have implemented multiple layers of protection to minimize the risks to systems, personal data and the privacy of individuals, including robust training, review, and audit procedures, there is no assurance that our security measures, including information security policies, will provide fully effective protection from such events.
The potential consequences of a material cybersecurity incident include disruption to business operations, a loss of confidential information, reputational damage, litigation with third parties, and remediation costs, which in turn could have a material impact on our results of operation or financial condition. While we continue to maintain and review our cyber liability insurance protection, providing for first party and third party losses, such insurance may not provide insurance coverage for all of the costs and damages associated with the consequences of a cybersecurity incident. In some cases, such unauthorized access may not be immediately detected. This may impede or interrupt our business operations and could adversely affect our consolidated financial condition or results of operations.
Any failure to protect the confidential customer information that we handle routinely could adversely affect our business, reputation, results of operations or financial condition.
We are subject to a number of data privacy laws and regulations enacted in the jurisdictions in which we do business. See “Item 1. Business ― Regulation” for a description of the applicability of cyber and data regulations and requirements on the Argo Group.
We have not experienced a material privacy breach to date, and specifically no material events involving Personally Identifiable Information (“PII”) or customer information, but we have no assurance that a breach will not occur in the future. A misuse or mishandling of personal information being sent to or received from a client, employee or third party could damage our businesses or our reputation or result in significant monetary damages, regulatory enforcement actions, fines and criminal prosecution in one or more jurisdictions. We routinely transmit, receive and store certain types of personal information by email and other electronic means. Although we attempt to protect this personal information, and have implemented robust privacy procedures and training programs to mitigate the risk of a privacy breach, we may be unable to protect personal information in all cases, especially with customers, business partners and other third parties who may not have or use appropriate controls to protect personal information.
The potential consequences of a material privacy incident include reputational damage, litigation with third parties, and remediation costs, which in turn could have a material impact on our results of operation or financial condition. While we continue to maintain and review our cyber liability insurance protection, such insurance may not provide insurance coverage for all of the costs and damages associated with the consequences of personal information being compromised.

We may experience issues with outsourcing relationships which might impact our ability to conduct business in a prudent manner and could negatively impact our operations, results and financial condition.
We continue to outsource a number of technology and business process functions to third-party providers. We may continue to do so in the future as we review the effectiveness of our organization. If we do not effectively select, develop, implement and monitor our outsourcing relationships, or if we experience technological or other issues with transition, or if third-party providers do not perform as anticipated, we may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business that may have an adverse effect upon on our operations or financial condition.
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
Our outsourcing of certain technology and business process functions to third parties may expose us to enhanced risk related to data security, which could result in adverse monetary, reputational and/or regulatory consequences, which in turn could have an adverse effect on our operations or financial condition. If we do not effectively monitor these relationships, third party providers do not perform as anticipated, technological or other problems occur with an outsourcing relationship we may not realize expected productivity improvements or cost efficiencies and may experience operational difficulties. In addition, our ability to receive services from third-party providers based in different countries might be impacted by political instability, unanticipated regulatory requirements or policies inside or outside of the U.S. As a result, our ability to conduct our business might be adversely affected.
Market, Credit, Investment and Liquidity Risk
The performance of our investment portfolio is subject to a variety of risks, including market risk, credit risk, investment risk and liquidity risk. Market risk is the risk of loss or adverse change in our financial position due to fluctuations in the level and volatility of market prices of assets, liabilities and financial instruments. This risk may be caused by fluctuations in interest rates, foreign exchange rates or equity, property and securities values.
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
Investment guideline restrictions have been established in an effort to minimize the effect of these risks but may not always be effective due to factors beyond our control. For example, a significant change in interest rates could result in losses, realized or unrealized, in the value of our investment portfolio. Additionally, with respect to some of our investments, we are subject to prepayment and possibly reinvestment risk. Certain investments outside our highly rated fixed income portfolio, including high yield fixed maturity securities, equities and other alternative investments are subject to restrictions on sale, transfer and redemption, which may limit our ability to withdraw funds or realize gains on such investments for some period of time after our initial investment. The values of, and returns on, such investments may also be more volatile.
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
U.S. and international financial market disruptions such as the ones experienced in the last global financial crisis and the volatility experienced as a result of the COVID-19 pandemic, along with the possibility of a prolonged recession, may potentially affect various aspects of our business, including the demand for and claims made under our products, our counterparty credit risk and the ability of our customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. Volatility in the U.S. and other securities markets may also adversely affect our share price. Depending on future market conditions, we could incur substantial realized and unrealized losses in future periods, which may have an adverse impact on our results of operations, financial condition, debt and financial strength ratings, insurance subsidiaries’ capital levels and our ability to access capital markets.
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
For example, to the extent there is an economic downturn affecting a certain area in which our investment portfolio is concentrated, the risk that certain investments may default or become impaired would increase. Such defaults and impairments could reduce our net investment income and result in realized investment losses. Our investment portfolio is also subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, increasing the risk that the fair value of certain of our investments may not be readily determinable.
Our investments in fixed maturity and short-term securities may be adversely affected by changes in inflation and/or interest rates which, in turn, may adversely affect operating results. The fair value and investment income of these assets fluctuate with general economic and market conditions. Generally, the fair value of fixed maturity securities will decrease as interest rates increase. Some fixed maturity securities have call or prepayment options, which represent possible reinvestment risk in declining rate environments. Other fixed maturity securities such as mortgage-backed and asset-backed securities carry prepayment risk.
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
In addition, there can be no assurance that our investment objectives will be achieved, and results may vary substantially over time. Although we seek investment strategies that are correlated with our insurance and reinsurance exposures, losses in our investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate such losses’ adverse effect on us. See “Item 1. Business—Investments.”

We may be adversely affected by foreign currency fluctuations.
Although our foreign subsidiaries’ functional currency is the U.S. Dollar, with the exception of our Brazilian subsidiary, whose functional currency is the Brazilian Real, and our Maltese and Italian subsidiaries whose functional currencies are the Euro, certain premium receivables and loss reserves include business denominated in currencies other than U.S. Dollars. We are exposed to the possibility of significant claims in currencies other than U.S. Dollars. We may, from time to time, experience losses in the form of increased claims costs or devaluation of assets available for paying claims resulting from fluctuations in these non-U.S. currencies, which could materially and adversely affect our operating results.
We may be adversely affected by the banking industry transition away from London Interbank Offering Rate (“LIBOR”).
In July 2017, the United Kingdom FCA, which regulates LIBOR, announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after June 2023. LIBOR offers a benchmark which international banks use to lend to each other on short-term basis and has been used in a variety of other contracts including swaps, corporate debt and commercial contracts. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the U.K. or elsewhere. In addition, there can be no assurance that the alternative rates and fallbacks will be effective at preventing or mitigating disruption as a result of the transition. In the U.S., efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in April 2018.
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
As is common practice within the insurance industry, we transfer a portion of the risks insured under our policies to other companies through the purchase of reinsurance or other, similar risk-mitigating hedging instruments. This reinsurance is maintained to protect the insurance and reinsurance subsidiaries against the severity of losses on individual claims, unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss and catastrophic events. Although reinsurance does not discharge our subsidiaries from their primary obligation to pay for losses insured under the policies they issue, reinsurance does make the assuming reinsurer liable to the insurance and reinsurance subsidiaries for the reinsured portion of the risk.
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
Deterioration of the macroeconomic environment in the U.S., Eurozone and worldwide
Economic imbalances and financial market turmoil could result in a widening of credit spreads and volatility in share prices. These circumstances could lead to a decline in asset value and potentially reduce the demand for insurance due to limited economic growth prospects. The ultimate impact of such conditions on the insurance industry in general, and on our operations in particular, cannot be fully or accurately quantified. Major public health issues, such as the COVID-19 pandemic or other event that causes a large number of illnesses or deaths, could harm our operations and have a major impact on the global economy and financial markets.
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
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit.” As a result of the referendum, the British government has negotiated and executed the exit which occurred on January 31, 2020. On December 24, 2020, the U.K. and the E.U. announced that they had struck a new bilateral trade and cooperation deal governing the future relationship between the U.K. and the E.U. (the “E.U.-U.K. Trade and Cooperation Agreement”) which was formally approved by the 27 member states of the E.U. on December 29, 2020. The EU-UK Trade and Cooperation Agreement was formally approved by the U.K. parliament on December 30, 2020 and is being applied provisionally until it is formally ratified by the E.U. parliament.
The E.U.-U.K. Trade and Cooperation Agreement provides some clarity regarding the future relationship between the U.K. and the E.U. including some detailed matters of trade and cooperation, but there remain uncertainties related to Brexit and the new relationship between the U.K. and E.U. that will continue to be developed and defined, as well as uncertainties related to the wider trading, legal, regulatory, tax and labor environments, and the resulting impact on our business and that of our customer. Because we have significant operations in Europe, any of these uncertainties could increase our costs of doing business, or in some cases, affect our ability to do business, which could have a material adverse effect on our business, financial condition or results of operations.
Brexit may continue to cause regulatory and foreign exchange rate uncertainty with respect to ArgoGlobal Syndicate 1200. The Corporation of Lloyd’s has acted on behalf of the market as a whole in establishing Lloyd’s Insurance Company S.A., an insurance company operation in Belgium regulated by the National Bank of Belgium. ArgoGlobal’s Syndicate 1200 has chosen to utilize this platform to maintain continuity of operations for their E.U.-domiciled clients.
Our insurance subsidiaries are subject to risk-based capital and solvency requirements in their respective regulatory domiciles.
A risk-based capital system is designed to measure whether the amount of available capital is adequate to support the inherent specific risks of each insurer. Risk-based regulatory capital is calculated at least annually. Authorities use the risk-based capital formula to identify insurance companies that may be undercapitalized and thus may require further regulatory attention. The formulas prescribe a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company’s actual policyholder surplus to its minimum capital requirements will determine whether any regulatory action is required based on the respective local thresholds. The application and methods of calculating risk-based regulatory capital are subject to change, and the ultimate impact on our solvency position from any future material changes cannot be determined at this time.
Whereas the majority of our operations operate on the basis of ‘standard formula’ risk-based capital systems, the Argo Lloyd’s Platform consisting of S1200 has secured approval from Lloyd’s for the use of customized Economic Capital Models, known as the Internal Models. These models are used to calculate regulatory capital requirements based on each Syndicate’s unique risk profile. The Internal Models have been subject to extensive internal and external scrutiny including independent validation activities. The use of any complex mathematical model however exposes the organization to the risk that these models are not built correctly, contain coding or formulaic errors or rely on unreliable or inadequate data.

As a result of these and other requirements, we may have future capital requirements that may not be available to us on commercially favorable terms. Regulatory capital and solvency requirements for our future capital requirements depend on many factors, including our ability to underwrite new business, risk propensity and ability to establish premium rates and accurately set reserves at levels adequate to cover expected losses. To the extent that the funds generated by insurance premiums received and sale proceeds and income from our investment portfolio are insufficient to fund future operating requirements and cover incurred losses and loss expenses, we may need to raise additional funds through financings or curtail our growth and reduce in size. Uncertainty in the equity and fixed maturity securities markets could affect our ability to raise additional capital in the public or private markets. Any future financing, if available at all, may be on terms that are not favorable to us and our shareholders. In the case of equity financing, dilution to current shareholdings could result, and the securities issued may have rights, preferences and privileges that are senior or otherwise superior to those of our common shares.
Failure to comply with the capital requirement laws and regulations in any of the jurisdictions where we operate, including the U.S., the E.U., the U.K. or Bermuda could result in administrative penalties imposed by a particular governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, harm to our reputation, or interruption of our operations, any of which could have a material and adverse impact on our business, financial position, results of operations, liquidity and cash flows. See “Item 1. Business--Regulation.”
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
Argo Group is a holding company and conducts substantially all of its operations through its subsidiaries. Argo Group’s only significant assets are the capital stock of its subsidiaries. Because substantially all of our operations are conducted through our insurance subsidiaries, substantially all of our consolidated assets are held by our subsidiaries and most of our cash flow, and consequently, our ability to meet our ongoing cash requirements, including any debt service payments or other expenses, and pay dividends to our shareholders, is dependent on the earnings of those subsidiaries and the transfer of funds by those subsidiaries to us in the form of distributions or loans.

In addition, if we fail to comply, or if and to the extent such act would cause us to fail to comply, with applicable laws, rules and regulations (including any applicable capital adequacy guidelines established by the BMA) we may not declare, pay or set aside for payment dividends. As a result, if payment of dividends would cause us to fail to comply with any applicable law, rule or regulation, we will not declare or pay a dividend, including dividends on our Preference Shares for such dividend period. In addition, the ability of our insurance subsidiaries to make distributions to us is limited by applicable insurance laws and regulations. These laws and regulations and the determinations by the regulators implementing them may significantly restrict such distributions, and, as a result, adversely affect our overall liquidity. The ability of our subsidiaries to make distributions to us may also be restricted by, among other things, other applicable laws and regulations and the terms of our bank loans and our subsidiaries’ bank loans.
We have experienced a ratings downgrade in 2020 and there can be no assurance that we and our subsidiaries will not experience any further downgrades, which may result in an adverse effect on our business, financial condition and operating results.
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
On February 26, 2020, A.M. Best downgraded the Company’s financial strength rating (FSR) from “A” (Excellent) to “A-” (Excellent) and the Long-Term Issuer Credit Ratings (Long-Term ICR) to “a-” from “a” of Argo Re and its subsidiaries. The outlook assigned to all these ratings by A.M. Best is negative. Argo Group and its insurance subsidiaries are rated ‛A-’ (Strong) by Standard and Poor’s, also with a negative outlook.
A.M. Best is a widely recognized insurance company rating agency and some policyholders are required to obtain insurance coverage from insurance companies that have an “A-” (Excellent) rating or higher from A.M. Best. Additionally, many producers are prohibited from placing insurance with companies that are rated below “A-” (Excellent). As the Company continues to assess the impact of the downgrade, to date there has been no evidence that this change in rating has materially impacted the Company’s business operations, impaired our ability to sell insurance policies or adversely affected our competitive position in the insurance industry.
Our use of strategic transactions to further our growth strategy may not succeed.
Our strategy for growth may include mergers and acquisitions, as well as divestitures. This strategy presents risks that could have a material adverse effect on our business and financial performance, including: (1) the diversion of management’s attention, (2) our ability to execute a transaction effectively, including the integration of operations and the retention of employees, (3) our ability to retain key employees and (4) the contingent and latent risks associated with the past operations of and other unanticipated problems arising from an acquisition partner. We may acquire or retain liabilities of which we are not aware, or which are of a different character or magnitude than expected.
We cannot predict whether we will be able to identify and complete a future transaction on terms favorable to us. We cannot know if we will realize the anticipated benefits of a completed transaction or if there will be substantial unanticipated costs associated with such a transaction. In addition, strategic transactions may expose us to increased litigation risks. A future merger or acquisition may result in tax consequences at either or both the shareholder and Argo Group level, potentially dilutive issuances of our equity securities, the incurrence of additional debt and the recognition of potential impairment of goodwill and other intangible assets. Each of these factors could adversely affect our financial position.
Reputational Risk
Reputational risk is the risk of potential loss through a deterioration of our reputation or standing due to a negative perception of our image among customers, counterparties, shareholders or supervisory authorities, and includes risk of adverse publicity regarding our business practices and associations. While we assess the reputational impact of all reasonably foreseeable material risks within our risk management processes, we also recognize a number of specific reputational risks.

We are subject to laws and regulations relating to sanctions, anti-corruption and money laundering, the violation of which could adversely affect our operations.
Our activities are subject to applicable economic and trade sanctions, money laundering regulations, and anti-corruption laws in the jurisdictions where we operate, including Bermuda, the U.K. and the European Community and the U.S., among others. For example, we are subject to The Bribery Act, 2016, the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, which, among other matters, generally prohibit corrupt payments or unreasonable gifts to foreign governments or officials. We believe we maintain strong oversight and control through the deployment of our internal Group-wide Corporate Governance Guidelines and Code of Conduct and Business Ethics and associated policies and procedures including the Company’s whistleblower policies and continuous education and training programs. However, although we have in place systems and controls designed to comply with applicable laws and regulations, there is a risk that those systems and controls will not always be effective to achieve full compliance. Failure to accurately interpret or comply with or obtain appropriate authorizations and/or exemptions under such laws or regulations could subject us to investigations, criminal sanctions or civil remedies, including fines, injunctions, loss of an operating license, reputational consequences, and other sanctions, all of which could damage our business or reputation. Such damage could have a material adverse effect on our financial condition and results of operations.
Actions of activist shareholders could impact the pursuit of our business strategies and adversely affect our results of operations, financial condition and/or share price.
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
Campaigns by activist shareholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term shareholder value by means of financial restructuring, increased debt, special dividends, share repurchases, sales of assets or other transactions. Campaigns may also be initiated by activist shareholders advocating for particular environmental or social causes. Activist shareholders who disagree with the composition of a publicly traded company’s board of directors, or with its strategy and/or management seek to involve themselves in the governance and strategic direction of a company through various activities that range from private engagement to publicity campaigns, proxy contests, efforts to force transactions not supported by the Company’s Board, and in some instances, litigation.
We have been and may in the future be subject to activities initiated by activist shareholders. After a prolonged discussion on matters concerning governance and operations issues, in December 2019, Argo Group entered into a Cooperation Agreement (the “Cooperation Agreement”) with Voce Catalyst Partners LP, Voce Capital Management LLC, Voce Capital LLC and Voce Catalyst Partners New York LLC (collectively, “Voce”). Pursuant to the Cooperation Agreement, Voce terminated its solicitation of consents to authorize the requisition of a special general meeting of shareholders of the Company, among other items. Responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, and could divert the attention of our Board and employees from the management of our operations and the pursuit of our business strategies. As a result, activist shareholder campaigns could adversely affect our business, results of operations, financial condition and/or share price.
Regulatory and Litigation Risks
The regulation and regulatory measures that would apply to the Argo Group and its subsidiaries are discussed above under “Item 1. Business―Regulation”.
Legal and Regulatory Risk means the risk arising from our (1) failure to comply with statutory or regulatory obligations; (2) failure to comply with our Bye-Laws; or (3) failure to comply with any contractual agreement.
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
Regulatory constraints may restrict our ability to operate our business.
Argo Group’s ownership of U.S. subsidiaries can, under applicable state insurance company laws and regulations, delay or impede a change of control of Argo Group. Under applicable insurance regulations, any proposed purchase of 10% or more of Argo Group’s voting securities would require the prior approval of the relevant insurance regulatory authorities. See “Description of Share Capital—Restrictions on Ownership Under Insurance Laws.”
Our insurance subsidiaries and insurance-related services subsidiaries may not be able to obtain or maintain necessary licenses, permits or authorizations, or may be able to do so only at significant cost. In addition, we may not be able to comply with, or obtain appropriate exemptions from the wide variety of laws and regulations applicable to insurance companies or insurance-related services companies or holding companies. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on our ability to do business or certain activities that are regulated in one or more of the jurisdictions and could subject us to fines and other sanctions, which could have a material adverse effect on our business.
Bermuda Subsidiaries
Argo Group is supervised by the BMA as an Insurance Group. In addition, Argo Re is registered as a Class 4 Bermuda insurance company, and Argo Insurance Services Bermuda, Ltd. is licensed by the BMA pursuant to Section 10 of the Insurance Act as an Insurance Agent and as an Insurance Manager. As such, Argo Group and its Bermuda subsidiaries are subject to specific laws, rules and regulations promulgated by the Bermudian authorities according to the Insurance Act. Changes in Bermuda’s statutes, regulations and policies could result in restrictions on our ability to pursue our business plans, strategic objectives, execute our investment strategy and fulfill other shareholders’ obligations.
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
From time to time, various laws and regulations are proposed for application to the U.S. insurance industry, some of which could adversely affect the results of reinsurers and insurers. Additionally, the NAIC has been responsible for establishing certain regulatory and corporate governance requirements, which are intended to result in a group-wide supervision focus and include the Model Insurance Holding Company System Regulatory Act and the Insurance Holding Company System Model Regulation, the Requirements for ERM Report within the Annual Holding Company Registration (i.e., Form F), the Supervisory College, the Risk Management and ORSA Model, the CGAD and the Revisions to Annual Financial Reporting Model Regulation to expand the corporate audit function to provide reasonable assurance of the effectiveness of enterprise risk management, internal controls, and corporate governance. We are unable to predict the potential effect, if any, such legislative or regulatory developments may have on our future operations or financial condition.
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

U.K. Prudential Regulation Authority, Financial Conduct Authority Regulations and Lloyd’s Supervision
Since 2014 the regulatory supervision of Argo Managing Agency Limited, the managing agent of S1200 has been performed by PRA and the FCA. The operations of S1200 also continue to be supervised by Lloyd’s. Future regulatory changes or rulings by the PRA and/or FCA as well as the supervision of Lloyd’s could interfere with the business strategy or financial assumptions of the Syndicates, possibly resulting in an adverse effect on the financial condition and operating results of the Syndicates.
Other Applicable Laws
Lloyd’s insurance business is subject to various regulations, laws, treaties and other applicable policies of the E.U., as well as those of each nation, state and locality in which Lloyd’s operates. These nations include Malta, Brazil, the United Arab Emirates and Singapore. Material changes in governmental requirements and laws could have an adverse effect on Lloyd’s and its member companies, including S1200.
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
Certain provisions of our corporate governance documents may have the effect of making it more difficult or discouraging unsolicited takeover bids from third parties. To the extent that these effects occur, shareholders could be deprived of opportunities to realize takeover premiums for their shares and the market price of their shares could be depressed. In addition, these provisions could also result in the entrenchment of incumbent management and Board members.
Voting Restrictions
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
•We also have the authority under our Bye-Laws to request information from any shareholder for the purpose of determining whether a shareholder’s voting rights are to be reallocated under the Bye-Laws. If a shareholder fails to respond to such a request for information or submits incomplete or inaccurate information in response to such a request, we may, at our sole discretion, eliminate such shareholder’s voting rights.
•Transfer Restrictions. Our Bye-Laws generally permit transfers of our common shares unless the Board determines a transfer may result in a non-de minimus adverse tax, legal or regulatory consequence to us, any of our subsidiaries or any direct or indirect shareholder of Argo Group or its affiliates. We may refuse to register on our share transfer records, any transfer that does not comply with these share transfer restrictions. A transferee will be permitted to promptly dispose of any of our shares purchased that violate the restrictions and as to the transfer of which registration is refused.
Change of control
•Restrictions. Because a person who acquires control of Argo Group would thereby acquire indirect control of the same percentage of the stock in its insurance company subsidiaries, change of control provisions in the laws and other rules applicable to our insurance subsidiaries in various jurisdictions would apply to such a transaction. Such change of control provisions generally apply to transactions involving the acquisition of direct or indirect control over 10% or more of our outstanding shares. No assurance can be given that an applicable regulatory body would approve of any future change of control. These change of control provisions may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Argo Group, including transactions that some or all of our shareholders might consider to be desirable.

We are a Bermuda company and it may be difficult for you to enforce judgments against us and/or our directors and executive officers.
We are organized under the laws of Bermuda and headquartered in Bermuda. The Companies Act, and its subsequent amendments, which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. These differences include the manner in which directors must disclose transactions in which they have an interest, rights of shareholders to bring class action and derivative lawsuits, our right to enter into business transactions with shareholders without prior approval from shareholders, committee organization and scope of indemnification available to directors and officers.
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
We have been advised that there is doubt as to whether:
•a holder of our common shares would be able to enforce, in the courts of Bermuda, judgments of U.S. courts against persons who reside in Bermuda based upon the civil liability provisions of the U.S. federal securities laws;
•a holder of our common shares would be able to enforce, in the courts of Bermuda, judgments of U.S. courts based upon the civil liability provisions of the U.S. federal securities laws; and
•a holder of our common shares would be able to bring an original action in the Bermuda courts to enforce liabilities against us or our directors or officers, as well as our independent accountants, who reside outside the U.S. based solely upon U.S. federal securities laws.
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
Risks Related to Taxation
U.S. Tax Risks Applicable to Argo Group
Our non-U.S. companies may be subject to U.S. federal income tax on their net income, which could have a material adverse effect on our financial condition and operating results.
Except with respect to certain of our non-U.S. subsidiaries organized in the U.K. that are Lloyd’s corporate members, (“Lloyd’s Companies”), Argo Group and our non-U.S. subsidiaries that are treated as foreign corporations for U.S. federal income tax purposes (collectively, our “Non-U.S. Companies”) have operated and currently intend to continue to operate in a manner that is intended not to cause them to be treated as engaged in a trade or business in the U.S. (or, in the case of our Non-U.S. Companies qualifying for the benefits of an applicable income tax treaty, in a manner that is intended not to cause them to be treated as having a permanent establishment in the U.S.). Therefore, we believe that our Non-U.S. Companies (other than the Lloyd’s Companies) should not be subject to U.S. federal income tax on their net income. However, ongoing severe travel restrictions related to the COVID-19 pandemic may make it more difficult for us to operate as intended. In addition, the enactment of the BEAT (defined below), the reduction of the U.S. federal income tax rate applicable to corporations included in the Tax Act (defined below) and other factors may cause us to alter our intentions. Further, there is uncertainty as to the activities that constitute being engaged in a trade or business within the United States (or having a permanent establishment in the United States), and the U.S. Internal Revenue Service (the “IRS”) may disagree with our intended position. If any such Non-U.S. Companies are considered to be engaged in a trade or business (or carrying on business through a permanent establishment) in the United States, they generally would be subject to U.S. federal income taxation on the portion of their net income treated as effectively connected with a U.S. trade or business (or their business profits attributable to a U.S. permanent establishment, as applicable), including a branch profits tax. Any such U.S. federal income taxation could result in substantial tax liabilities and consequently could have a material adverse effect on our financial condition and operating results.

The reinsurance agreements between our U.S. and non-U.S. subsidiaries may be subject to re-characterization or other adjustment for U.S. federal income tax purposes, which could have a material adverse effect on our financial condition and operating results.
Under Section 845 of the U.S. Internal Revenue Code of 1986, as amended, (the “Code”), the IRS may allocate income, deductions, assets, reserves, credits and any other items related to a reinsurance agreement among certain related parties to the reinsurance agreement, re-characterize such items or make any other adjustment in order to reflect the proper source, character or amount of the items for each party. Any such adjustment by the IRS to our reinsurance arrangements may result in an increase in our U.S. federal income tax liabilities, which could have a material adverse effect on our financial condition and operating results.
We may be subject to increased tax liabilities under the Base Erosion and Anti-Abuse Tax, which could have a material adverse effect on our financial condition and operating results.
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
Certain of our subsidiaries organized in the United States (“U.S. Subsidiaries”) and our Lloyd’s Companies are applicable taxpayers and make payments to foreign affiliates that produce base erosion tax benefits. As a result, they may be required to pay additional tax in one or more years by reason of the BEAT. Further, the application of the BEAT to our reinsurance arrangements involves various interpretations. If the IRS were to disagree with our BEAT calculations, we may be required to pay additional tax, interest and penalties.
Changes in U.S. tax law might adversely affect us or our shareholders.
The tax treatment of our Non-U.S. Companies and their U.S. and non-U.S. insurance subsidiaries may be the subject of further tax legislation. No prediction can be made as to whether any particular proposed legislation will be enacted or, if enacted, what the specific provisions or the effective date of any such legislation would be, or whether it would have any effect on us. As such, we cannot assure you that future legislative, administrative or judicial developments will not result in an increase in the amount of U.S. tax payable by us or by an investor in our equity securities. If any such developments occur, it could have a material and adverse effect on an investor or our business, financial condition, results of operations and cash flows.
U.S. persons who own our equity securities may be subject to U.S. federal income taxation at ordinary income rates on our undistributed earnings and profits.
For any taxable year in which a Non-U.S. Company is treated as a controlled foreign corporation (“CFC”), a “10% U.S. Shareholder” (as defined below) of such Non-U.S. Company that held our equity securities directly or indirectly through certain entities as of the last day in such taxable year that the company was a CFC would generally be required to (A) include in gross income as ordinary income its pro rata share of the company’s insurance income and certain other investment income and (B) take into account its pro rata share of such company’s “tested income” and certain other amounts in determining such 10% U.S. Shareholder’s global intangible low-taxed income (“GILTI”), regardless of whether any amounts are actually distributed to such U.S. person. A “10% U.S. Shareholder” of an entity treated as a foreign corporation for U.S. federal income tax purposes is a U.S. person who owns (directly, indirectly through non-U.S. entities or constructively) 10% or more of the total value of all classes of shares of the corporation or 10% or more of the total combined voting power of all classes of voting shares of the corporation. Any U.S. person that owns (or is treated as owning) 10% or more of the vote or value of our shares should consult with their tax advisor regarding their investment in Argo Group.
In general, a non-U.S. corporation is a CFC if 10% U.S. Shareholders, in the aggregate, own (directly, indirectly through non-U.S. entities or constructively) stock of the non-U.S. corporation possessing more than 50% of the voting power or value of such corporation’s stock. However, this threshold is lowered to 25% for purposes of taking into account the insurance income of a non-U.S. corporation. Special rules apply for purposes of taking into account any related person insurance income (“RPII”) of a non-U.S. corporation, as described below.

The Tax Act expanded the definition of “10% U.S. Shareholder” to include ownership by value (rather than just vote), so provisions in our bye-laws that generally limit the voting power of our common shares (and certain other of our voting securities) such that no person owns (or is treated as owning) more than 9.5% of the total voting power of our common shares (with certain exceptions) will no longer mitigate the potential risk of “10% U.S. Shareholder status”.
Moreover, the Tax Act eliminated the prohibition on “downward attribution” from non-U.S. persons to U.S. persons under Section 958(b)(4) of the Code for purposes of determining constructive stock ownership under the CFC rules. As a result, our U.S. Subsidiaries are treated as constructively owning all of the stock of our Non-U.S. Companies, other than possibly Argo Group, Argo Re and Argo Ireland. Further, if Argo Group or Argo Re directly or indirectly own an interest in any U.S. entities treated as such for U.S. federal income tax purposes, such U.S. entities may constructively own all of the stock of Argo Re and/or Argo Ireland. Accordingly, our Non-U.S. Companies (other than Argo Group, Argo Re and Argo Ireland) are currently treated as CFCs and Argo Group, Argo Re and Argo Ireland may be so treated. The legislative history under the Tax Act suggests that this change in law was not intended to cause a foreign corporation to be treated as a CFC with respect to a 10% U.S. Shareholder that is not related to the U.S. persons receiving such downward attribution. However, it is not clear whether the IRS or a court would interpret the change made by the Tax Act in a manner consistent with such indicated intent.
Because of the limitations in Argo Group’s bye-laws referred to above, among other factors, we believe it is unlikely that any U.S. person that is treated as owning less than 10% of the total value of Argo Group would be a 10% U.S. Shareholder of any of the Non-U.S. Companies. However, because the relevant attribution rules are complex and there is no definitive legal authority on whether the voting provisions included in Argo Group’s organizational documents are effective for purposes of the CFC provisions, there can be no assurance that this will be the case.
If Argo Group is classified as a passive foreign investment company, U.S. persons who own our equity securities could be subject to adverse U.S federal income tax consequences.
If Argo Group is considered a passive foreign investment company (“PFIC”), a U.S. person who directly or, in certain cases, indirectly owns our equity securities could be subject to adverse tax consequences, including a greater tax liability than might otherwise apply, an interest charge on certain taxes that are deemed deferred as a result of Argo Group’s non-U.S. status and additional U.S. tax filing obligations, regardless of the number of shares owned. In general, Argo Group will be a PFIC during a taxable year if (1) 75% or more of its gross income constitutes passive income or (2) 50% or more of its assets produce, or are held for the production of, passive income (“passive assets”). For these purposes, passive income includes interest, dividends and other investment income, with certain exceptions, and certain look-through rules apply with respect to interests in subsidiaries. However, under an “active insurance” exception in the Code and applicable regulations, passive income does not include any income derived in the active conduct of an insurance business by a qualifying insurance corporation (“QIC”) or any income of a qualifying domestic insurance corporation (“QDIC”), and passive assets do not include assets of a QIC available to satisfy liabilities of the QIC related to its insurance business, if the QIC is engaged in the active conduct of an insurance business, or assets of a QDIC.
We believe that Argo Group should not be, and currently do not expect Argo Group to become, a PFIC. This is based in part on the belief that the income and assets of certain of Argo Group’s subsidiaries qualifies for the active insurance exception. The Tax Act modified certain provisions relating to PFIC status that makes it more difficult for a non-U.S. insurance company to qualify under the active insurance exception. We believe that we qualify for the exception as amended. However, we cannot assure you that the IRS will agree with this conclusion. The U.S. Treasury and the IRS issued finalized regulations that provide guidance on the amended exception. The finalized regulations provide that a non-U.S. insurer will qualify for the active insurance exception only if, among other things, the non-U.S. insurer satisfies the active conduct percentage test, which test compares the expenses for services of officers and employees of the non-U.S. insurer and certain related entities incurred for the production of premium and certain investment income to all such expenses regardless of the service provider. Depending on which expenses are included in the test, there is risk that one or more of our Non-U.S. insurance companies would be considered a PFIC in one or more taxable years, in which case Argo Group may also be a PFIC in such taxable years. If Argo Group is treated as a PFIC, the adverse tax consequences described above generally would apply with respect to a U.S. person’s direct or indirect ownership interest Argo Group and any PFICs in which Argo Group directly or, in certain cases, indirectly owns an interest.

U.S. persons who own our equity securities may be subject to adverse U.S. federal income tax consequences if we recognize RPII.
If any of our Non-U.S. Companies is treated as recognizing RPII in a taxable year and is also treated as a CFC for such taxable year, each U.S. person that owns our equity securities directly or indirectly through certain entities as of the last day in such taxable year must generally include in gross income its pro rata share of the RPII, determined as if the RPII were distributed proportionately only to all such U.S. persons, regardless of whether that income is distributed. For this purpose, a Non-U.S. Company generally will be treated as a CFC if U.S. persons in the aggregate are treated as owning (directly or indirectly through non-U.S. entities) 25% or more of the total voting power or value of such Non-U.S. Company’s stock at any time during the taxable year. Further, RPII is generally defined as insurance income of a CFC that is attributable to a policy of insurance or reinsurance with respect to which the person (directly or indirectly) insured is a U.S. person who owns (directly or indirectly through non-U.S. entities) stock in the CFC or a related person to any such a U.S. person. Notwithstanding the foregoing, pursuant to a de minimis exception, the RPII rules will not apply with respect to a CFC for a taxable year if the amount of RPII for such year was less than 20% of the CFC’s gross insurance income in such taxable year.
The amount of RPII earned by our Non-U.S Companies that are engaged in insurance activities (our “Non-U.S. Insurance Subsidiaries”) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by them. We believe that the gross RPII of each Non-U.S. Insurance Subsidiary did not in prior years of operation, and expect that it will not in the foreseeable future, equal or exceed 20% of such subsidiary’s gross insurance income. No assurance can be given that this was or will be the case because some of the factors that determine the existence or extent of RPII may be beyond our knowledge and/or control.
The RPII rules also generally provide that if a U.S. person disposes of shares in an insurance company that is a CFC for RPII purposes (without regard to the de minimis exception described above), any gain from the disposition will be treated as ordinary income to the extent of the U.S. person’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the U.S. person owned the shares and not previously subject to tax under the CFC rules (whether or not such earnings and profits are attributable to RPII). In addition, such U.S. person will be required to comply with certain reporting requirements, regardless of the number of shares owned by the U.S. person. There is a strong argument these RPII rules do not apply to dispositions of our shares because Argo Group will not itself be directly engaged in the insurance business. The RPII provisions, however, have never been interpreted by the courts or the U.S. Treasury in final regulations. Accordingly, the meaning of the RPII provisions and application of those provisions to our Non-U.S. Companies and investors that hold shares of Argo Group are uncertain.
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
Our Lloyd’s Companies are subject to tax in the United States pursuant to the terms of the Closing Agreement among Lloyd’s, Lloyd’s members and the IRS. We believe that certain of our Lloyd’s Companies are entitled to benefits under the income tax treaty between the United States and the United Kingdom (the “U.S.-U.K. Treaty”) based on their conduct as an active trade or business in the UK. Were the IRS to contend successfully that such Lloyd’s Companies were not eligible for benefits under the U.S.-U.K. Treaty, such Lloyd’s Companies may be required to pay additional taxes such as excise tax on certain premiums and branch profits tax. Such a result could have a material adverse effect on our financial condition and operating results.

Dividends paid by our U.S. subsidiaries to Argo Ireland may not be eligible for benefits under the U.S.-Ireland income tax treaty.
Under U.S. federal income tax law, dividends paid by a U.S. corporation to a non-U.S. shareholder are generally subject to a 30% withholding tax. The income tax treaty between the Republic of Ireland and the United States (the “U.S.-Ireland Treaty”) reduces the rate of withholding tax on certain dividends to 5% if paid to a company entitled to benefits under the U.S.-Ireland Treaty that owns at least 10% of the voting stock of the company paying the dividend. We believe that Argo Financial Holding (Ireland) UC (“Argo Ireland”) is eligible for benefits under the U.S.-Ireland Treaty based on the country of residence of our shareholders and certain other factors and therefore entitled to the reduced, 5% withholding tax rate on dividends distributed to it from our U.S. Subsidiaries. However, such determination may change for any given taxable year and we may not have sufficient information to demonstrate that Argo Ireland is entitled to benefits under the U.S.-Ireland Treaty for any given year. Were the IRS to contend successfully that Argo Ireland was not eligible for benefits under the U.S.-Ireland Treaty for a taxable year in which our U.S. Subsidiaries made a distribution to Argo Ireland treated as a dividend for U.S. federal income tax purposes, such distribution would be subject to withholding tax at the 30% rate. Such a result could have a material adverse effect on our financial condition and operating results.
U.K. Tax Risks
Our non-U.K. companies may be subject to U.K. tax.
Companies which are incorporated outside the U.K. may nonetheless become subject to U.K. tax in a number of circumstances, including (without limitation) circumstances in which (1) they are resident in the U.K. for tax purposes by reason of their central management and control being exercised from the U.K. or (2) they are treated as carrying on a trade, investing or carrying on any other business activity in the U.K. (whether or not through a U.K. permanent establishment). In addition, the Finance Act 2015 introduced a new tax known as the “diverted profits tax” (“DPT”) which is charged at 25% of any “taxable diverted profits”. The DPT has had effect since April 1, 2015 and may apply in circumstances including: (1) where arrangements are designed to ensure that a non-U.K. resident company does not carry on a trade in the U.K. through a permanent establishment; and (2) where a tax reduction is secured through the involvement of entities or transactions lacking economic substance.
We intend to operate in such a manner that none of our companies should be subject to the U.K. DPT and that none of our companies (other than those companies incorporated in the U.K.) should: (1) be a resident in the U.K. for tax purposes; (2) carry on a trade, invest or carry on any other business activity in the U.K. (whether or not through a U.K. permanent establishment). However, this result is based on certain legal and factual determinations, and since the scope and the basis upon which the DPT will be applied by HM Revenue & Customs (“HMRC”) in the U.K. remains uncertain and since applicable law and regulations do not conclusively define the activities that constitute conducting a trade, investment or business activity in the U.K. (whether or not through a U.K. permanent establishment), and since we cannot exclude the possibility that there will be a change in law that adversely affects the analysis, HMRC might successfully assert a contrary position. The terms of an income tax treaty between the U.K. and the home country of the relevant Argo subsidiary, if any, could contain additional protections against U.K. tax.
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
Bermuda Tax Risks
Argo Group and our Bermuda subsidiaries may become subject to Bermuda taxes after 2035.
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
In parallel with the OECD’s BEPS project, E.U. Member States were required to implement by January 2020 (subject to a few exceptions) new domestic legislation giving effect to the EC’s (amended) Anti-Tax Avoidance Directive (“ATAD”, with the amendment being commonly known as “ATAD II”). ATAD II mandates domestic legislation counteracting certain hybrid mismatches (anti-hybrid rules), to complement the existing changes (interest deductibility restrictions, controlled foreign company rules, etc.) brought about by ATAD.
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
Since 2017 (and in consequence of the BEPS project), some countries in which we do business, including Bermuda, have required certain multinational enterprises, including ours, to report detailed information regarding allocation of revenue, profit, and other information, on a country- by-country basis. The information we are required to report pursuant to this country-by-country reporting (as well as information we are required to report pursuant to certain other exchange of information regimes (for example, e.g., pursuant to the Common Reporting Standard) could ultimately result in certain tax authorities having greater access to information enabling them to challenge the tax positions of Argo entities in a number of different areas, especially transfer pricing.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease office space in Pembroke, Bermuda, where our principal executive office is located. We and our subsidiaries also lease office space in the U.S., U.K., Italy, Brazil, the United Arab Emirates, Switzerland, Malta, Singapore and various geographic locations throughout the world. The properties are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. We believe the facilities we occupy are adequate for the purposes in which they are currently used and are well maintained.
For further discussion of our leasing commitments at December 31, 2020, please see Note 19, "Commitments and Contingencies" to our Audited Consolidated Financial Statements
Item 3. Legal Proceedings
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
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “ARGO”.
March 9, 2021, the closing price of our common stock was $51.70.
Holders of Common Stock
The number of holders of record of our common stock as of March 9, 2021 was 1,178.
Dividends
On February 12, 2021, our Board declared a quarterly cash dividend in the amount of $0.31 on each share of common stock outstanding. The dividend will be paid on March 12, 2021 to our shareholders of record on February 26, 2021.
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
Sale of Unregistered Securities
During the year ended December 31, 2020, we did not sell or issue any unregistered securities.
Issuer Purchases of Equity Securities
On May 3, 2016, our Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous repurchase authorizations.
We have not repurchased any of our common stock for the year ended December 31, 2020. All previously repurchased shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of December 31, 2020, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.

The repurchase of common stock is also subject to the terms of our Series A Preference Shares, pursuant to which we may not (other than in limited circumstances) purchase, redeem or otherwise acquire our common stock unless the full dividends for the latest completed dividend period on all outstanding shares of our Series A Preferred Stock have been declared and paid or provided for.
The following table provides information with respect to shares of our common stock that were repurchased or surrendered during the three months ended December 31, 2020:

Period	Total Number of Shares Surrendered (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
October 1 through October 31, 2020	—	$—	—	$53,281,805
November 1 through November 30, 2020	33	$42.74	—	$53,281,805
December 1 through December 31, 2020	819	$42.04	—	$53,281,805
Total	852		—

Employees are permitted to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under the various employee equity compensation plans. For the three months ended December 31, 2020, we received 852 shares of our common stock, with an average price paid per share of $42.07, that were surrendered by employees in payment for the minimum required withholding taxes. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.
For the year ended December 31, 2020, we received 120,664 shares of our common stock, with an average price paid per share of $55.31, that were surrendered by employees in payment for the minimum required withholding taxes due to the vesting/exercise of equity compensation awards.
Performance Graph
The following performance graph compares the performance of our common stock during the five-year period from December 31, 2014 through December 31, 2020 with the performance of the NYSE Composite Index and the SNL Property & Casualty Insurance Index. The graph plots the changes in value of an initial $100 investment over the indicated time periods, assuming all dividends are reinvested. The stock price performance shown on the following graph is not intended to predict or be indicative of future price performance.

Total Return Performance
Argo Group International Holdings, Ltd
NYSE Composite Index
SNL Insurance P & C Index
Index Value
200
150
100
50
2015
2016
2017
2018
2019
2020

	For the Years Ended December 31,
Index	2015	2016	2017	2018	2019	2020
Argo Group International Holdings, Ltd.	$100.00	$122.99	$117.06	$149.45	$148.79	$101.96
NYSE Composite Index	$100.00	$111.94	$132.90	$121.01	$151.87	$162.49
SNL Insurance P&C Index	$100.00	$118.02	$134.93	$129.73	$152.23	$154.96

Item 6. [Removed and Reserved]

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
Certain amounts disclosed below vary from those previously provided by the Company, including those furnished as an exhibit to the Form 8-K the Company filed with the SEC on February 17, 2021, as a result of the correction of certain immaterial errors. The adjustments to the financial results primarily related to foreign currency exchange gains and losses and the income tax provision, which are not included in the Company’s operating earnings, a non-U.S. GAAP financial measure. For further discussion about these revisions to previously reported amounts, see Note 2, “Revisions of Previously Issued Financial Statements.”
For discussion of our results of operations and changes in financial conditions for year ended December 31, 2019 compared to year ended December 31, 2018 refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our 2019 Form 10-K which was filed with the SEC on February 28, 2020 (the “2019 10-K”) and such discussion is incorporated herein by reference. However, for certain items below in the discussion of our consolidated results of operations, we have included the discussion for the year ended December 31, 2019 compared to year ended December 31, 2018, when applicable, to reflect the adjustments described above and in Note 2, “Revisions of Previously Issued Financial Statements.” These revised discussions replace the applicable discussion in the 2019 10-K.
Consolidated Results of Operations
For the year ended December 31, 2020, we reported a net loss attributable to common shareholders of $58.7 million ($1.70 per diluted common share) as compared to a net loss of $14.1 million ($0.41 per diluted common share) for the year ended December 31, 2019. For the year ended December 31, 2018, we reported net income of $57.0 million ($1.65 per fully diluted share).
The following is a comparison of selected data from our results of operations, as well as book value per common share, for the relevant periods:

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Gross written premiums	$3,233.3	$3,130.2	$2,954.2
Earned premiums	$1,780.5	$1,729.7	$1,731.5
Net investment income	112.7	151.1	132.3
Fee and other income	7.9	9.1	9.0
Net realized investment gains (losses):
Net realized investment gains (losses)	22.4	120.9	33.1
Change in fair value of equity securities	10.3	(40.8)	(105.1)
Credit losses on fixed maturity securities	(39.9)	—	—
Net realized investment (losses) gains	(7.2)	80.1	(72.0)
Total revenue	$1,893.9	$1,970.0	$1,800.8
(Loss) income before income taxes	$(46.4)	$—	$61.0
Income tax provision	7.7	14.1	4.0
Net (loss) income	$(54.1)	$(14.1)	$57.0
Less: Dividends on preferred shares	4.6	—	—
Net (loss) income attributable to common shareholders	$(58.7)	$(14.1)	$57.0
Loss ratio	67.9%	70.6%	60.1%
Expense ratio	38.1%	38.5%	37.9%
Combined ratio	106.0%	109.1%	98.0%

	December 31, 2020	December 31, 2019
Book value per common share	$49.40	$51.30

Impact of COVID-19
The global COVID-19 pandemic has resulted in and is expected to continue to result in significant disruptions in economic activity and financial markets. COVID-19 has directly and indirectly adversely affected the Company and may continue to do so for an uncertain period of time. Beginning in March 2020, the pandemic and related economic conditions began to impact our results of operations. For the year ended December 31, 2020, our underwriting results included net pre-tax catastrophe losses of $73.2 million associated with COVID-19 and related economic conditions, primarily resulting from contingency and property exposures in the Company’s International Operations and property exposures in its U.S. Operations. Property losses relate to sub-limited affirmative business interruption coverage, primarily in certain International markets, as well as expected costs associated with claims handling. Premium levels in certain lines in both our U.S. and International Operations reporting segments has been negatively impacted by the challenges of the economic slowdown. Conversely, our current accident year non-catastrophe loss results saw reduced claim activity during the year ended December 31, 2020 due, in part, to the impact of the COVID-19 pandemic. Our liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the year ended December 31, 2020. The extent to which COVID-19 will continue to impact our business will depend on future developments that cannot be predicted, and while we have recorded our best estimates of this impact as of and for the year ended December 31, 2020, actual results in future periods could materially differ from those disclosed herein.
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

	For the Years Ended December 31,
	2020		2019		2018
(in millions)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
Earned premiums	$1,780.5		$1,729.7		$1,731.5
Less:
Catastrophe-related premium adjustments - outward	(7.6)		(0.8)		(9.0)
Earned premiums, net of catastrophe-related adjustments	$1,788.1		$1,730.5		$1,740.5

Losses and loss adjustment expenses, as reported	$1,208.8	67.9%	$1,220.7	70.6%	$1,040.8	60.1%
Less:
(Unfavorable) favorable prior accident year loss development	(7.7)	(0.4)%	(138.1)	(8.0)%	18.0	1.0%
Catastrophe losses, including COVID-19 (2)	(179.2)	(10.3)%	(33.6)	(2.0)%	(52.9)	(3.3)%
Current accident year non-catastrophe losses (non-GAAP)	$1,021.9	57.2%	$1,049.0	60.6%	$1,005.9	57.8%
Non-catastrophe expense ratio (non-GAAP)		38.0%		38.5%		37.7%
Current accident year non-catastrophe combined ratio (non-GAAP)		95.2%		99.1%		95.5%
(1) For purposes of calculating the percentage points impact on the loss, expense and combined ratios, earned premiums were adjusted to exclude outward reinstatement premium adjustments of $7.6 million, $0.8 million and $9.0 million the years ended December 31, 2020, 2019 and 2018, respectively.
(2) Catastrophe losses’ percentage point impact are calculated as the difference between the reported combined ratio and the combined ratio excluding incurred catastrophe losses and catastrophe-related premium adjustments.
Gross Written and Earned Premiums
Consolidated gross written and earned premiums by our four primary insurance lines were as follows:

	For the Years Ended December 31,
	2020		2019		2018
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned	Gross Written	Net Earned
Property	$765.1	$313.1	$789.6	$300.4	$748.9	$337.1
Liability	1,302.3	776.1	1,271.8	805.7	1,235.3	807.3
Professional	648.3	365.4	524.3	274.2	425.0	234.9
Specialty	517.6	325.9	544.5	349.4	545.0	352.2
Total	$3,233.3	$1,780.5	$3,130.2	$1,729.7	$2,954.2	$1,731.5
Gross written premiums increased $103.1 million, or 3.3%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. Our U.S. Operations experienced growth in all major lines of business except Liability during 2020, as its gross written premiums increased $134.5 million, or 7.2%, during the comparative periods. The majority of the top line growth in U.S. Operations was concentrated in Professional lines of business. International Operations gross written premiums decreased $31.7 million, or 2.5%, in 2020 as compared to 2019, primarily due to strategic reductions in our Property and Specialty lines during 2020, partially offset by a 21.8% increase in Liability lines, as well as a modest increase in Professional lines. Both U.S. Operations and International Operations saw overall rate increases for the year ended December 31, 2020.
Consolidated earned premiums increased $50.8 million, or 2.9%, for the comparative periods. Earned premiums in our U.S. Operations increased $87.7 million, or 7.8%, while International Operations’ earned premiums decreased $37.1 million, or 6.1%. Consolidated earned premiums for the years ended December 31, 2020 and 2019 included outward catastrophe-related reinsurance reinstatement premiums of $7.6 million (U.S.: $6.4 million; International: $1.2 million) and $0.8 million (International: $0.8 million), respectively.
Our gross written and earned premiums are further discussed by reporting segment and major lines of business below under the heading “Segment Results.”

Net Investment Income
Consolidated net investment income was $112.7 million for the year ended December 31, 2020 as compared to $151.1 million for the same period in 2019. The year-over-year decrease in consolidated net investment income included a $27.1 million decrease in net investment income from our core portfolio primarily due to a combination of our decision to hold highly liquid investments at the end of the first quarter of 2020 due to concerns around potential business impacts from COVID-19, as well as the drop in treasury and LIBOR rates beginning in the second quarter of 2020, which impacted our reinvestment rate, partially offset by lower investment expenses for the year ended December 31, 2020 as compared to the same period in 2019. Net investment income from our alternatives investment portfolio, which is reported on a one to three-month lag, decreased $11.3 million for the year ended December 31, 2020 as compared to the same period in 2019, primarily due to the volatility in global financial markets in 2020 surrounding the spread of COVID-19. Partially offsetting these losses was a $6.2 million gain in the third quarter of 2020 from a performance-based contingent payment related to net asset sales initiated by an equity investee in the second quarter of 2017, as previously reported.
Total invested assets at December 31, 2020 were $5,115.5 million, net of $140.3 million of invested assets attributable to our Syndicate 1200 and 1910 trade capital providers. Total invested assets at December 31, 2019 were $4,940.7 million, net of $156.8 million of invested assets attributable to our Syndicate 1200 and 1910 trade capital providers.
Net Realized Investment Gains/Losses
Consolidated net realized investment losses of $7.2 million for the year ended December 31, 2020 included a $39.9 million charge for expected credit losses on fixed maturity securities recognized under Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments,” which was effective January 1, 2020. We also recognized a $9.4 million loss related to the sale of our reinsurance business, Ariel Re, in the fourth quarter of 2020, as well as $0.5 million related to net foreign currency exchange losses. Partially offsetting these losses were the $32.3 million gain recognized on the sale of our Trident brand and underwriting platform in the second quarter of 2020 and a $10.3 million increase in the fair value of equity securities.
Consolidated net realized investment gains of $80.1 million for the year ended December 31, 2019 consisted of $142.1 million in realized gains from the sale of invested assets, including $129.1 million from the sale of equity securities. The majority of these asset sales were recognized during the fourth quarter of 2019, primarily as a result of a shift in capital management and tax planning strategies, and were partially offset by an associated $40.8 million decrease in the fair value of equity securities. Additionally, for the year ended December 31, 2019, we recognized $20.3 million in other-than-temporary impairment losses related to fixed maturity securities. The remaining $0.9 million net realized investment loss related to net foreign currency exchange losses.
Losses and Loss Adjustment Expense
Consolidated losses and loss adjustment expenses were $1,208.8 million and $1,220.7 million for the years ended December 31, 2020 and 2019, respectively. The consolidated loss ratio for the year ended December 31, 2020 was 67.9%, compared to 70.6% for the same period in 2019, driven by lower net unfavorable prior-year reserve development in 2020 as compared to 2019 (7.6 percentage points), as well as a lower current accident year non-catastrophe loss ratio (3.4 percentage points), partially offset by increased catastrophe losses (8.3 percentage points), which included COVID-19-related losses. Catastrophe losses for the year ended December 31, 2020 included $73.2 million for COVID-19-related claims, with the remaining $106.0 million being primarily attributable to Hurricanes Laura, Delta, Zeta and Sally, wildfires, and other U.S. and international events.

The following table summarizes the above referenced prior-year loss reserve development for the year ended December 31, 2020 with respect to net loss reserves by line of business as of December 31, 2019. The unfavorable prior-year reserve development in general liability lines was concentrated in U.S. Operations ($25 million) and Run-off Lines ($21 million), with a smaller amount of unfavorable prior-year reserve development coming from International Operations ($13 million). The favorable prior-year reserve development in surety lines relates to our U.S. Operations reporting segment. Our losses and loss adjustment expenses, including the prior-year loss reserve development shown in the following table, are further discussed by reporting segment under the heading “Segment Results” below.

(in millions)	Net Reserves 2019	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2019 Net Reserves
General liability	$1,533.3	$58.6	3.8%
Workers compensation	309.2	(11.8)	(3.8)%
Syndicate liability	197.8	5.6	2.8%
Commercial multi-peril	163.9	(7.6)	(4.6)%
Commercial auto liability	109.7	8.4	7.7%
Surety	50.5	(36.6)	(72.5)%
Reinsurance - nonproportional assumed property	38.6	(5.5)	(14.2)%
All other lines	319.7	(3.4)	(1.1)%
Total	$2,722.7	$7.7	0.3%
In determining appropriate reserve levels for the year ended December 31, 2020, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for loss and loss adjustment expenses and record our best estimate. Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data. While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent years, this does not imply that more recent accident years’ reserves also will develop favorably; pricing, reinsurance costs, legal environment, general economic conditions including changes in inflation and many other factors impact our ultimate loss estimates.
Consolidated gross reserves for losses and loss adjustment expenses were $5,406.0 million (including $243.7 million of reserves attributable to our Syndicate 1200 and 1910 trade capital providers) and $5,157.6 million (including $238.5 million of reserves attributable to our Syndicate 1200 and 1910 trade capital providers) as of December 31, 2020 and 2019, respectively. Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.
Underwriting, Acquisition and Insurance Expenses
Consolidated underwriting, acquisition and insurance expenses were $679.4 million and $666.0 million for the years ended December 31, 2020 and 2019, respectively. The consolidated expense ratios were 38.1% and 38.5%, for the years ended December 31, 2020 and 2019, respectively. The slight increase in expenses in 2020 compared to 2019 was primarily due to decreasing our third-party capital at Lloyd’s and, as such, retaining certain costs in 2020 that were previously allocated to trade capital providers, severance costs in International Operations, retention bonuses in our Reinsurance business, which we subsequently sold, as well as the continued investment in strategic growth areas of our business. The expense ratios were relatively flat for the comparative periods. The expense ratio for our U.S. Operations was slightly improved in 2020 compared to 2019, while International Operations experienced deterioration for the comparative periods.
Our underwriting, acquisition and insurance expenses are further discussed by reporting segment below under the heading “Segment Results.”
Interest Expense
Consolidated interest expense was $26.9 million and $34.1 million for the years ended December 31, 2020 and 2019, respectively. The year-over-year decrease was primarily attributable to significant reductions in short-term LIBOR rates during 2020, as well as a lower debt balance due to paying off our $125 million term loan in September 2020.

Foreign Currency Exchange Gains/Losses
Consolidated foreign currency exchange losses were $15.4 million for the year ended December 31, 2020, compared to consolidated foreign currency exchange gains of $9.8 million for the year ended December 31, 2019. Consolidated foreign currency exchange losses were $3.9 million for the year ended December 31, 2018. The changes in the foreign currency exchange gains and losses were due to fluctuations of the U.S. Dollar, on a weighted average basis, against the currencies in which we transact our business.
For the year ended December 31, 2020, the foreign currency exchange losses were due to the U.S. Dollar weakening against the Euro, the British Pound, the Australian Dollar and the Canadian Dollar. For the year ended December 31, 2019, the foreign currency exchange gain was driven by the U.S. Dollar strengthening against the Euro and the Australian Dollar, partially offset by the U.S. Dollar weakening against the British Pound and the Canadian Dollar. For the year ended December 31, 2018, the foreign currency exchange loss was primarily driven by changes in our asset and liability positions for transactions denominated in the British Pound, Canadian Dollar and Australian Dollar, as well as the fluctuations in the U.S. Dollar against these currencies.
Other Corporate Expenses
We incurred other corporate expenses of $5.8 million and $37.6 million during the years ended December 31, 2020 and 2019, respectively, in connection with the previously disclosed corporate governance and compensation matters, including responding to the 2019 subpoena from the SEC related to the Company’s disclosure of certain compensation-related perquisites received by the Company’s former chief executive officer. During the second quarter of 2020, the Company reached a settlement with the SEC related to its investigation, which required that the Company pay a $900,000 civil penalty, which is included in the other corporate expenses for the year ended December 31, 2020.
These non-recurring costs are included in the line item “Other corporate expenses” in the Company’s Consolidated Statements of Income (Loss), and have been excluded from the calculation of our expense ratio.
Goodwill
As noted above in the discussion of net realized gains for the year ended December 31, 2020, we recognized a $9.4 million loss related to the sale of Ariel Re in the fourth quarter of 2020. Of that amount, $9.2 million related to goodwill written off as a result of the disposal.
During the year ended December 31, 2019, we recorded a $15.6 million impairment charge on the goodwill related to the acquisition of ArgoGlobal Assicurazioni, our Italian business. Management’s fourth quarter of 2019 analysis of the European reporting unit, which includes ArgoGlobal Assicurazioni, reflected an implied fair value which was below the reporting unit’s carrying value. Additionally, the European reporting unit failed to meet its operating plan during 2019. As such, the goodwill impairment charge was recorded during the fourth quarter of 2019, and is included in the results of our International Operations reporting segment.
Income Tax Provision
The consolidated income tax provision represents the income tax expense or benefit associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the consolidated provision for income taxes represents taxes on net income for our Belgium, Brazil, Ireland, Italy, Malta, Switzerland, U.K. and U.S. operations. The consolidated provision for income taxes was $7.7 million for the year ended December 31, 2020, compared to $14.1 million for the year ended December 31, 2019 and $4.0 million for the year ended December 31, 2018. The consolidated effective tax rates were (16.6)%, not meaningful and 6.6% for the years ended December 31, 2020, 2019 and 2018, respectively. The changes in the effective tax rates for the year ended December 31, 2020 as compared to the same period in 2019, and for the year ended December 31, 2019 as compared to the same period in 2018 were primarily related to the changes in concentration of jurisdictional mix of taxable income in the comparative periods. The consolidated provision for income taxes and the effective tax rates for the years ended December 31, 2019 and 2018 have been revised to correct certain immaterial errors in our historical financial statements primarily related to the Company’s allocation of certain corporate-level expenses to our subsidiary companies. For further discussion about the revisions to previously reported amounts, see Note 2, “Revisions of Previously Issued Financial Statements.”
Segment Results
We are primarily engaged in writing property and casualty insurance. We have two primary reporting segments: U.S. Operations and International Operations. Additionally, we have a Run-off Lines segment for products that we no longer underwrite.

We consider many factors, including the nature of each segment’s insurance products, production sources, distribution strategies and regulatory environment, in determining how to aggregate reporting segments.
Our reportable segments include four primary insurance services and offerings as follows:
•Property includes both property insurance and reinsurance products. Insurance products cover commercial properties primarily in North America with some international covers. Reinsurance covers underlying exposures located throughout the world, including the United States. These offerings include coverages for man-made and natural disasters. Effective with the sale of our reinsurance business in the fourth quarter of 2020, we do not anticipate writing significant new reinsurance business going forward.
•Liability includes a broad range of primary and excess casualty products primarily underwritten as insurance and, to a lesser extent reinsurance, for risks on both an admitted and non-admitted basis in the United States. Internationally, Argo Group underwrites non-U.S. casualty risks primarily exposed in the U.K., Canada, and Australia.
•Professional includes various professional lines products including errors & omissions and management liability coverages (including directors and officers).
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
U.S. Operations
The following table summarizes the results of operations for the U.S. Operations segment:

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Gross written premiums	$1,994.8	$1,860.3	$1,691.2
Earned premiums	$1,207.6	$1,119.9	$1,078.7
Losses and loss adjustment expenses	768.7	690.4	628.2
Underwriting, acquisition and insurance expenses	391.1	368.7	354.8
Underwriting income	47.8	60.8	95.7
Net investment income	80.3	100.0	82.9
Interest expense	(16.2)	(20.5)	(16.2)
Fee and other income	—	0.4	1.5
Fee and other expense	(0.2)	(1.4)	(2.7)
Income before income taxes	$111.7	$139.3	$161.2
Loss ratio	63.6%	61.7%	58.2%
Expense ratio	32.4%	32.9%	32.9%
Combined ratio	96.0%	94.6%	91.1%
Loss reserves at December 31	$3,091.9	$2,775.1	$2,498.9

The following table contains a reconciliation of certain non-GAAP financial measures, specifically the current accident year non-catastrophe loss, expense and combined ratios, to their most directly comparable GAAP measures for our U.S. Operations.

	For the Years Ended December 31,
	2020		2019		2018
(in millions)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
Earned premiums	$1,207.6		$1,119.9		$1,078.7
Less:
Catastrophe-related premium adjustments - outward	(6.4)		—		(7.7)
Earned premiums, net of catastrophe-related adjustments	$1,214.0		$1,119.9		$1,086.4

Losses and loss adjustment expenses, as reported	$768.7	63.6%	$690.4	61.7%	$628.2	58.2%
Less:
(Unfavorable) favorable prior accident year loss development	(2.4)	(0.2)%	(15.7)	(1.4)%	20.8	1.9%
Catastrophe losses, including COVID-19 (2)	(56.2)	(4.9)%	(14.4)	(1.3)%	(15.6)	(1.8)%
Current accident year non-catastrophe losses (non-GAAP)	$710.1	58.5%	$660.3	59.0%	$633.4	58.3%
Non-catastrophe expense ratio (non-GAAP)		32.2%		32.9%		32.7%
Current accident year non-catastrophe combined ratio (non-GAAP)		90.7%		91.9%		91.0%
(1) For purposes of calculating the percentage points impact on the loss, expense and combined ratios, earned premiums were adjusted to exclude outward reinstatement premium adjustments of $6.4 million, $0 and $7.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(2) Catastrophe losses’ percentage point impact are calculated as the difference between the reported combined ratio and the combined ratio excluding incurred catastrophe losses and catastrophe-related premium adjustments.
Gross Written and Earned Premiums
Gross written and earned premiums by our four primary insurance lines were as follows:

	For the Years Ended December 31,
	2020		2019		2018
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned	Gross Written	Net Earned
Property	$300.0	$155.5	$284.9	$137.5	$252.3	$126.4
Liability	1,060.6	674.2	1,073.6	700.3	1,041.3	706.9
Professional	438.3	244.9	315.9	158.9	234.8	131.6
Specialty	195.9	133.0	185.9	123.2	162.8	113.8
Total	$1,994.8	$1,207.6	$1,860.3	$1,119.9	$1,691.2	$1,078.7
Property
The increase in gross written premiums for the year ended December 31, 2020 compared to the same period in 2019 was due to new business growth in inland marine and strong rate execution from the contract binding business unit and public entity program, and higher renewal retention in the risk-bearing habitational program, partially offset by lower production from the fronted habitational program. The increase in net earned premiums for the year ended December 31, 2020 compared to the same period in 2019 was driven by the premium growth achieved in inland marine, contract binding business units and programs in recent quarters, partially offset by $6.4 million of outward catastrophe-related reinsurance reinstatement premiums incurred in 2020.

Liability
The decrease in gross written premiums for the year ended December 31, 2020 compared to the same period in 2019 was due to the challenges of the current economic environment and pandemic-related economic slowdowns, which generally resulted in a lower exposure base and fewer new business opportunities in workers compensation lines, as well as remediation actions taken on the contract binding and grocery and retail units. These declines were partially offset by growth in general liability lines and environmental products. Net earned premiums decreased for the year ended December 31, 2020 compared to the same period in 2019, largely due to planned increases to ceded premium, as well as a production decline in the units that write coal mine workers compensation and the grocery and retail business. These units have lower reinsurance costs, thus having a larger impact on the decline in net earned premiums.
Professional
Increases in gross written and net earned premiums for the year ended December 31, 2020 compared to the same period in 2019 were primarily driven by the favorable rate environment for directors and officers products, improved renewal retention and increased new business for errors and omissions products and delegated authority programs.
Specialty
The increase in gross written and net earned premiums for the year ended December 31, 2020 compared to the same period in 2019 was primarily due to growth in surety, partially offset by reduced animal mortality programs business.
Loss and Loss Adjustment Expenses
The loss ratios for the years ended December 31, 2020 and 2019 were 63.6% and 61.7%, respectively. The higher loss ratio in 2020, as compared to 2019, was driven by a 3.6 percentage point impact from an increase in catastrophe losses, which includes COVID-19-related claims, partially offset by an improvement of 1.2 percentage points related to lower net unfavorable prior-year reserve development in 2020 as compared to 2019, as well as a 0.5 percentage point improvement in the current accident year non-catastrophe loss ratio.
The current accident year non-catastrophe loss ratio for the years ended December 31, 2020 and 2019 were 58.5% and 59.0%, respectively. The improvement in 2020 primarily related to rate improvement achieved over the past several quarters, as well as reduced claim activity during 2020 due to the impacts of the economic slowdown, partially offset by increases in liability and professional lines.
Net unfavorable prior-year reserve development for the year ended December 31, 2020 was $2.4 million (0.2 percentage points) and primarily related to liability and professional lines, partially offset by favorable experience in specialty and property. The net favorable prior-year reserve development for the year ended December 31, 2019 was $15.7 million (1.4 percentage points) and related primarily to unfavorable prior-year reserve development on liability claims within our E&S lines business, as well as in property lines, partially offset by favorable prior-year reserve development in specialty lines.
Catastrophe losses for the year ended December 31, 2020 were $56.2 million (4.9 percentage points), which included reserves associated with COVID-19 of $6.5 million, primarily related to expected costs associated with potential litigation related to property exposures. The remaining catastrophe losses of $49.7 million for the year ended December 31, 2020 were mainly attributable to wildfires, Hurricanes Laura, Delta, Zeta and Sally, and number of smaller storms across the U.S. Catastrophe losses for the year ended December 31, 2019 were $14.4 million (1.3 percentage points) and included Hurricane Dorian and other U.S. storms, including Midwest floods.
Underwriting, Acquisition and Insurance Expenses
The improvement in the expense ratio for the year ended December 31, 2020 as compared to the same period 2019 was primarily concentrated in non-acquisition expenses, which benefited from continued execution on premium growth that outpaced the internal expense growth through continued investments in talent and technologies. Additionally, travel and entertainment expenses were significantly reduced as a result of the COVID-19 pandemic. To a lesser extent, the acquisition ratio also improved, driven by higher ceding commissions on certain reinsurance contracts during 2020. Partially offsetting the year-over-year expense ratio improvement was $6.4 million of catastrophe-related outward reinstatement premiums incurred in 2020, whereas none was incurred in 2019.

International Operations
The following table summarizes the results of operations for the International Operations segment:

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Gross written premiums	$1,238.0	$1,269.7	$1,262.7
Earned premiums	$572.5	$609.6	$652.5
Losses and loss adjustment expenses	428.6	518.3	400.3
Underwriting, acquisition and insurance expenses	248.4	250.2	246.7
Underwriting (loss) income	(104.5)	(158.9)	5.5
Net investment income	26.7	44.2	32.9
Interest expense	(7.7)	(11.0)	(9.3)
Fee and other income	5.3	5.9	4.7
Fee and other expense	(1.9)	(1.6)	(1.8)
Impairment of goodwill	—	(15.6)	—
(Loss) income before income taxes	$(82.1)	$(137.0)	$32.0
Loss ratio	74.9%	85.0%	61.3%
Expense ratio	43.4%	41.0%	37.8%
Combined ratio	118.3%	126.0%	99.1%
Loss reserves at December 31	$2,077.6	$2,129.0	$1,890.1
The following table contains a reconciliation of certain non-GAAP financial measures, specifically the current accident year non-catastrophe loss, expense and combined ratios, to their most directly comparable GAAP measures for our International Operations.

	For the Years Ended December 31,
	2020		2019		2018
(in millions)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
Earned premiums	$572.5		$609.6		$652.5
Less:
Catastrophe-related premium adjustments - outward	(1.2)		(0.8)		(1.3)
Earned premiums, net of catastrophe-related adjustments	$573.7		$610.4		$653.8

Losses and loss adjustment expenses, as reported	$428.6	74.9%	$518.3	85.0%	$400.3	61.3%
Less:
Favorable (unfavorable) prior accident year loss development	6.2	1.1%	(110.4)	(18.1)%	9.5	1.5%
Catastrophe losses, including COVID-19 (2)	(123.0)	(21.6)%	(19.2)	(3.2)%	(37.3)	(5.8)%
Current accident year non-catastrophe losses (non-GAAP)	$311.8	54.4%	$388.7	63.7%	$372.5	57.0%
Non-catastrophe expense ratio (non-GAAP)		43.3%		41.0%		37.7%
Current accident year non-catastrophe combined ratio (non-GAAP)		97.7%		104.7%		94.7%
(1) For purposes of calculating the percentage points impact on the loss, expense and combined ratios, earned premiums were adjusted to exclude outward reinstatement premium adjustments of $1.2 million, $0.8 million, and $1.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(2) Catastrophe losses’ percentage point impact are calculated as the difference between the reported combined ratio and the combined ratio excluding incurred catastrophe losses and catastrophe-related premium adjustments.

Gross Written and Earned Premiums
Gross written and earned premiums by our four primary insurance lines were as follows:

	For the Years Ended December 31,
	2020		2019		2018
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned	Gross Written	Net Earned
Property	$465.1	$157.6	$504.7	$162.9	$496.6	$210.7
Liability	241.2	101.5	198.0	105.2	193.7	100.1
Professional	210.0	120.5	208.4	115.3	190.2	103.3
Specialty	321.7	192.9	358.6	226.2	382.2	238.4
Total	$1,238.0	$572.5	$1,269.7	$609.6	$1,262.7	$652.5
Property
The decrease in gross written and net earned premiums for the year ended December 31, 2020 as compared to the same period in 2019 was due to targeted reductions in our U.S. Property Reinsurance book and continued optimization work in Syndicate 1200 and Europe, partially offset by an improved rate environment and increased new business accounts in our Bermuda Insurance operation.
Liability
The increase in gross written premiums for the year ended December 31, 2020 as compared to the same period in 2019 was due to new U.S. Casualty Treaty business and growth in our International Casualty Treaty business in our Reinsurance operation, as well as favorable rate changes in our Bermuda Insurance operation. Net earned premiums decreased in 2020 as compared to 2019 as the growth in gross written premiums was offset by additional outwards reinsurance, as well as the cancellation of several coverholders in Europe.
Professional
The increase in gross written and net earned premiums for the year ended December 31, 2020 as compared to the same period in 2019 was due to growth in our Bermuda Insurance operation primarily as a result of favorable rate changes and new and expanded business, as well as growth in our Brazilian operation as a result of new directors and officers business opportunities.
Specialty
The decrease in gross written and net earned premiums for the year ended December 31, 2020 as compared to the same period in 2019 was driven by lower written premiums in Syndicate 1200, mainly due to re-underwriting efforts in accident and health and the impact of COVID-19 to the political risks, and contingency events markets, as well as lower written and earned premiums in Reinsurance resulting from no longer underwriting a large fronting arrangement.
Loss and Loss Adjustment Expenses
The loss ratios for the years ended December 31, 2020 and 2019 were 74.9% and 85.0%, respectively. The reduced loss ratio in 2020, as compared to 2019, was driven by a year-over-year improvement of 19.2 percentage points from net favorable prior-year reserve development in 2020 compared to net unfavorable prior-year reserve development in 2019, as well as a 9.3 percentage point improvement in the current accident year non-catastrophe loss ratio, partially offset by an 18.4 percentage point increase in catastrophe losses, which includes COVID-19 related claims.
The current accident year non-catastrophe loss ratio for the years ended December 31, 2020 and 2019 were 54.4% and 63.7%, respectively. The improvement in 2020 primarily related to the results of re-underwriting actions across multiple divisions in Syndicate 1200, as well as improvements in our Reinsurance operations. The current accident year non-catastrophe loss ratio also benefited from rate increases earning through earned premiums.

Net favorable prior-year reserve development for the year ended December 31, 2020 was $6.2 million (1.1 percentage point) and primarily related to favorable development in Reinsurance, partially offset by unfavorable development in Bermuda Insurance. The favorable development in Reinsurance was due to experience on catastrophe losses from recent years and decreases on claims from older accident years. The unfavorable movement in Bermuda Insurance was driven by professional and liability losses. The net unfavorable prior-year reserve development for the year ended December 31, 2019 was $110.4 million (18.1 percentage points) and was primarily concentrated in our liability and professional lines. The charges impacted our Bermuda casualty and professional divisions, and our Syndicate 1200 and European operations. The charges in our Bermuda business stemmed from public utility business in our casualty division, which we previously exited, as well as updated estimates on a number of other casualty and professional claims based on new information received in the last three quarters of 2019. The new information included investigations regarding causes of the incidents leading to the losses, reports provided by outside counsel, audits of the underlying losses and recent court decisions, settlements and jury awards. The result was an increase in the number of claims with the potential for underlying losses to reach our attachment point. As it relates to Syndicate 1200, the adverse development generally related to businesses that we have previously exited or where aggressive remedial underwriting actions have been taken. The development related to large claims involving the marine and energy and liability divisions. Losses on small and medium enterprise package business were also higher than expected. As it relates to Europe, the adverse development primarily related to certain coverholders whose contracts were previously terminated or where aggressive remedial underwriting actions have been taken as well as unexpected movements in large professional liability losses. The unfavorable development during the year was also attributable to the results of ongoing audits, underwriting reviews, and updates from those coverholders, which included the identification of differences from original expectations with regard to the classes written, the distribution of writings by geography, and the rates charged by the coverholders.
Catastrophe losses for the year ended December 31, 2020 were $123.0 million (21.6 percentage points), which included reserves associated with COVID-19 of $66.7 million, primarily resulting from contingency exposures. The property losses relate to sub-limited affirmative business interruption coverage in certain International markets, as well as expected costs associated with potential litigation. The remaining catastrophe losses of $56.3 million for the year ended December 31, 2020 were mainly attributable to Hurricanes Sally and Laura with smaller losses from Hurricanes Delta and Zeta, wildfires in the U.S. and other U.S. and international events. Catastrophe losses for the year ended December 31, 2019 were $19.2 million (3.2 percentage points) and related to Hurricane Dorian, Typhoons Hagibis and Faxai, U.S. storms, and included losses from flooding.
Underwriting, Acquisition and Insurance Expenses
The increase in the expense ratio for the year ended December 31, 2020 as compared to the same period in 2019 was primarily due to a combination of the lower earned premium base, higher non-acquisition costs in our Europe operations, including severance costs, retention bonuses in our Reinsurance business, which we subsequently sold, and an increase in non-acquisition expenses in our Lloyd’s syndicates due to decreasing our use of third-party capital at Lloyd’s and, as such, retaining certain costs during 2020 that were previously allocated to trade capital providers.
Fee and Other Income/Expense
Fee and other income and fee and other expense represent amounts we receive, and costs we incur, in connection with the management of third-party capital for our underwriting Syndicates at Lloyd’s. Fee and other income decreased for the year ended December 31, 2020 as compared to the same period in 2019 due to a reduction in external capital to support the Lloyd’s syndicates. Fee and other expense increased for the year ended December 31, 2020 as compared to the same period in 2019 due to an increase in governance costs related to managing the syndicates.
Run-off Lines
The following table summarizes the results of operations for the Run-off Lines segment:

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Earned premiums	$0.4	$0.2	$0.3
Losses and loss adjustment expenses	11.5	12.0	12.3
Underwriting, acquisition and insurance expenses	5.0	2.4	3.9
Underwriting loss	(16.1)	(14.2)	(15.9)
Net investment income	4.0	5.7	8.1
Interest expense	(0.8)	(1.3)	(1.5)
Loss before income taxes	$(12.9)	$(9.8)	$(9.3)

Through our subsidiary Argonaut, we are exposed to asbestos liability at the primary level through claims filed against our direct insureds, as well as through its position as a reinsurer of other primary carriers. Argonaut has direct liability arising primarily from policies issued from the 1960s to the early 1980s, which pre-dated policy contract wording that excluded asbestos exposure. The majority of the direct policies were issued on behalf of small contractors or construction companies. We believe that the frequency and severity of asbestos claims for such insureds is typically less than that experienced for large, industrial manufacturing and distribution concerns.
Argonaut also assumed risk as a reinsurer, primarily for the period from 1970 to 1975, a portion of which was assumed from the London market. Argonaut also reinsured risks on policies written by domestic carriers. Such reinsurance typically provided coverage for limits attaching at a relatively high level, which are payable only after other layers of reinsurance are exhausted. Some of the claims now being filed on policies reinsured by Argonaut are on behalf of claimants who may have been exposed at some time to asbestos incorporated into buildings they occupied, but have no apparent medical problems resulting from such exposure. Additionally, lawsuits are being brought against businesses that were not directly involved in the manufacture or installation of materials containing asbestos. We believe that a significant portion of claims generated out of this population of claimants may result in incurred losses generally lower than the asbestos claims filed over the past decade and could be below the attachment level of Argonaut.
Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses for the year ended December 31, 2020 included $11.5 million of net unfavorable loss reserve development on prior accident years, of which $16.4 million was in asbestos and environmental lines and $7.2 million in other run-off lines, partially offset by $12.1 million of net favorable loss reserve development on prior accident years in risk management workers compensation.
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

	For the Years Ended December 31,
	2020		2019		2018
(in millions)	Gross	Net	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$52.6	$43.8	$54.7	$46.2	$55.9	$47.2
Incurred losses	20.2	17.4	10.5	8.3	8.3	8.0
Losses paid	(13.5)	(10.5)	(12.6)	(10.7)	(9.5)	(9.0)
Loss reserves - asbestos and environmental, end of period	59.3	50.7	52.6	43.8	54.7	46.2
Risk-management reserves	162.4	100.5	188.1	116.9	197.0	122.6
Run-off reinsurance reserves	0.5	0.5	0.5	0.5	1.6	1.6
Other run-off lines	14.3	8.9	12.3	7.2	12.2	7.1
Total loss reserves - Run-off Lines	$236.5	$160.6	$253.5	$168.4	$265.5	$177.5

The following table represents the components of gross loss reserves for the Run-off Lines:

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Asbestos:
Direct
Case reserves	$3.1	$2.7	$2.7
Unallocated loss adjustment expense ("ULAE")	0.5	0.5	0.5
Incurred but not reported (“IBNR”)	20.2	16.1	19.1
Total direct written reserves	23.8	19.3	22.3
Assumed domestic
Case reserves	8.4	9.1	8.7
ULAE	0.8	0.8	0.8
IBNR	12.8	11.2	12.0
Total assumed domestic reserves	22.0	21.1	21.5
Assumed London
Case reserves	1.4	1.3	1.5
ULAE	—	—	—
IBNR	1.6	1.1	1.5
Total assumed London reserves	3.0	2.4	3.0
Total asbestos reserves	48.8	42.8	46.8
Environmental reserves	10.5	9.8	7.9
Risk-management reserves	162.4	188.1	197.0
Run-off reinsurance reserves	0.5	0.5	1.6
Other run-off lines	14.3	12.3	12.2
Total loss reserves - Run-off Lines	$236.5	$253.5	$265.5
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
The following table represents a reconciliation of the number of asbestos and environmental claims outstanding:

	For the Years Ended December 31,
	2020	2019	2018
Open claims, beginning of the year	707	751	846
Claims closed during the year	119	121	145
Claims opened during the year	118	77	50
Open claims, end of the year	706	707	751
The following table represents gross payments on asbestos and environmental claims:

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Gross payments on closed claims	$9.5	$1.6	$6.1
Gross payments on open claims	4.0	11.0	3.4
Total gross payments	$13.5	$12.6	$9.5

Because of the types of coverage within the Run-off Lines of business still being serviced by Argonaut, a significant amount of subjectivity and uncertainty exists in establishing the reserves for losses and loss adjustment expenses. Factors that increase these uncertainties are: (1) lack of historical data, (2) inapplicability of standard actuarial projection techniques, (3) uncertainties regarding ultimate claim costs, (4) coverage interpretations and (5) the judicial, statutory and regulatory environments under which these claims may ultimately be resolved. Significant uncertainty remains as to our ultimate liability due to the potentially long waiting period between exposure and emergence of any bodily injury or property damage and the resulting potential for involvement of multiple policy periods for individual claims. Due to these uncertainties, the current trends may not be indicative of future results. Although we have determined and recorded our best estimate of the reserves for losses and loss adjustment expenses for Run-off Lines, current judicial and legislative decisions continue to broaden liability, expand the scope of coverage and increase the severity of claims payments. As a result of these and other recent developments, the uncertainties inherent in estimating ultimate loss reserves are heightened, further complicating the already complex process of determining loss reserves. The industry as a whole is involved in extensive litigation over coverages and liability issues continue to make it difficult to quantify these exposures.
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the Run-off Lines segment consists primarily of administrative expenses. The increase in underwriting expenses for the year ended December 31, 2020 as compared to the same period in 2019 was primarily due to increased legal expenses incurred during 2020.
Liquidity and Capital Resources
Our insurance and reinsurance subsidiaries require liquidity and adequate capital to meet ongoing obligations to policyholders and claimants and fund operating expenses. During the year ended December 31, 2020, cash flow provided by operations was $71.9 million. Based on current premium volumes and other measures of capital deployed in our business, we determined we had excess capital and, therefore, returned capital to our shareholders through dividend payments to our shareholders. We believe our liquidity generated from operations and, if required, from our investment portfolio, will be sufficient to meet our obligations at least the next 12 months. We believe we have access to various sources of liquidity including cash, investments and the ability to borrow under our revolving credit facility.
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
Our liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during 2020 and we do not anticipate that the pandemic will have a material impact on our liquidity and capital resources in the next twelve months based on current assumptions. However, there can be no assurance that the pandemic will not cause further disruption to our business or the global economy in that time period.
On October 12, 2020, ArgoGlobal, the Lloyd’s insurer and member of Argo, announced a reinsurance-to-close (“RITC”) transaction with legacy specialist RiverStone. Pursuant to the terms of the transaction, RiverStone will undertake an RITC of ArgoGlobal’s Syndicate 1200 for 2017 and prior years with net technical provision of approximately $217 million. The transaction received regulatory approval on January 29, 2021, with the RITC becoming effective on January 1, 2021.
Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the years ended December 31, 2020 and 2019, cash provided by operating activities was $71.9 million and $182.8 million respectively. The decrease in cash flows provided by operating activities in 2020 compared to 2019 was attributable to various fluctuations within our operating activities, and primarily related to the timing of reinsurance recoveries, claim payments and premium cash receipts in the respective periods.

For the years ended December 31, 2020 and 2019, net cash used in investing activities was $24.3 million and $142.8 million, respectively. Included in the net cash used in investing activities for the year ended December 31, 2020 was the $38 million cash inflow related to the sale of Trident assets and the $30 million cash inflow related to the sale of Ariel Re, net of $1.7 million cash transferred. During the second half of 2020, we minimized our investment of U.S. operating cash balances in money market funds as the earnings credit rate on these accounts exceeded money market fund yields. As a result, cash increased versus prior year end with a correspondent decrease in short-term investment. The remaining decrease in cash flows used in investing activities from 2019 to 2020 was the result of the increase in maturities of fixed maturity investments, partially offset by an increase in cash used to purchased fixed maturity securities and a decrease in sales of fixed maturity investments and equity securities. As of December 31, 2020 and 2019, $542.6 million and $845.0 million, respectively, of the investment portfolio were invested in short-term investments.
For the years ended December 31, 2020 and 2019, net cash used in financing activities was $26.8 million and $41.8 million, respectively. During 2020, we did not repurchase any common shares. We paid dividends to our common shareholders totaling $43.0 million and $43.1 million during the years ended December 31, 2020 and 2019, respectively. On July 9, 2020 we raised $144.0 million, net of issuance costs, by issuing 6,000,000 depositary shares (as further described in the “Preferred Stock Offering” section below). We paid cash dividends to our preferred shareholders totaling $4.6 million during the year ended December 31, 2020. On September 17, 2020, we paid off our term loan in the amount of $125 million.
We invest excess cash in a variety of investment securities. As of December 31, 2020, our investment portfolio consisted of 78.1% fixed maturities, 3.4% equity securities, 8.2% other investments 10.3% short-term investments (based on fair value) compared to 71.2% fixed maturities, 2.7% equity securities, 9.5% other investments and 16.6% short-term investments as of December 31, 2019. We classify the majority of our investment portfolio as available-for-sale; resulting in these investments being reported at fair market value with unrealized gains and losses, net of tax, being reported as a component of shareholders’ equity. At December 31, 2020, no investments were designated as trading. No issuer (excluding United States Government and United States Governmental agencies) of fixed maturity or equity securities represents more than 6.9% of shareholders’ equity at December 31, 2020.
Reinsurance and Collateral Held by Argo
We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position. Increases in the costs of this program, or the failure of our reinsurers to meet their obligations in a timely fashion, may have a negative impact on liquidity.
Under certain insurance programs (i.e., large deductible programs and surety bonds) and various reinsurance agreements, collateral and letters of credit (“LOCs”) are held for our benefit to secure performance of insureds and reinsurers in meeting their obligations. At December 31, 2020, the amount of such collateral and LOCs held under insurance and reinsurance agreements was $816.8 million and $1,131.4 million, respectively. Collateral can also be provided in the form of trust accounts. As we are the beneficiary of these trust accounts only to secure future performance, these amounts are not reflected in our consolidated balance sheets. Collateral provided by an insured or reinsurer may exceed or fall below the amount of their total outstanding obligation.
LOCs have been filed with Lloyd’s by trade capital providers as part of the terms of whole account quota share reinsurance contracts entered into by the trade capital providers. In the event such LOCs are funded, the outstanding balance would be the responsibility of the trade capital providers.
During the years ended December 31, 2020 and 2019, we wrote-off uncollectible reinsurance recoverables of $0.4 million and $0.6 million, respectively.
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
Argo Re is the primary direct subsidiary of Argo Group and is subject to Bermuda insurance laws. As part of the Maybrooke liquidation, Ariel Reinsurance, Ltd. was merged into Argo Re Ltd. effective December 31, 2017. Argo Ireland is indirectly owned by Argo Re and is a mid-level holding company subject to Irish laws, and its primary subsidiary is Argo Group U.S., Inc. Argo Group U.S., Inc. is a mid-level holding company subject to Delaware laws. Argo Group U.S., Inc. is the parent of all of our U.S. insurance subsidiaries.

The payment of dividends by Argo Re is limited under Bermuda insurance laws which require Argo Re to maintain certain measures of solvency and liquidity. As of December 31, 2020, the unaudited statutory capital and surplus of Argo Re was $1,482.8 million, and the amount required to be maintained was $201.3 million, thereby allowing Argo Re the potential to pay dividends or capital distributions within the parameters of the solvency and liquidity margins. We believe that the dividend and capital distribution capacity of Argo Re will provide us with sufficient liquidity to meet the operating and debt service commitments, as well as other obligations.
In December 2020, Argo Re paid a cash dividend of $58.8 million to Argo Group which was used to repay intercompany balances related primarily to dividend payments, interest payments and other corporate expenses.
In December 2020, Argo Group U.S., Inc. received an ordinary dividend in the amount of $50.0 million in cash from Argonaut and $10.0 million in cash from Rockwood.
During 2021, Argo Group U.S., Inc. may be permitted to receive dividends from Argonaut up to $97.5 million. Argo Group U.S, Inc. may not be permitted to receive dividends from Rockwood without approval from the Pennsylvania Department of Insurance during 2021. Business and regulatory considerations may impact the amount of dividends actually paid and prior approval of dividend payments may be required.
Revolving Credit Facility and Term Loan
On November 2, 2018, each of Argo Group, Argo Group U.S., Inc., Argo International Holdings Limited, and Argo Underwriting Agency Limited (the “Borrowers”) entered into a $325 million credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement matures on November 2, 2023, and replaced the prior $325 million Credit Agreement (the "Prior Agreement"), dated as of March 3, 2017. In connection with the consummation of the Credit Agreement, Argo Group borrowed $125 million as a term loan due on November 2, 2021, which amount was used on November 2, 2018 to pay off in its entirety the $125 million of borrowings previously outstanding under the Prior Agreement. In addition, the Credit Agreement provided for a $200 million revolving credit facility, and the commitments thereunder shall expire on November 2, 2023 unless extended in accordance with the terms of the Credit Agreement. On September 17, 2020, the Company used most of the net proceeds from the Preferred Stock Offering (as defined below) to pay off the term loan.
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
Included in the Credit Agreement is a provision that allows up to $200.0 million of the revolving credit facility to be used for LOCs, subject to availability. As of December 31, 2020, there was no borrowings outstanding and $70.5 million in LOCs against the revolving credit facility.
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

Floating Rate Loan Stock. We assumed debt through the acquisition of Syndicate 1200. These notes are unsecured. All are redeemable subject to certain terms and conditions at a price up to 100% of the principal plus accrued and unpaid interest. Interest on the U.S. Dollar and Euro notes is due semiannually and quarterly, respectively. A summary of the notes outstanding at December 31, 2020 is presented below:

(in millions)
Currency	Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2020	Amount
U.S. Dollar	12/8/2004	11/15/2034	6 month LIBOR + 4.2%	4.54%	$6.5
U.S. Dollar	10/31/2006	1/15/2036	6 month LIBOR + 4.0%	4.34%	10.0
Total U.S. Dollar notes					16.5
Euro	9/6/2005	8/22/2035	3 month LIBOR + 4.0%	3.47%	14.7
Euro	10/31/2006	11/22/2036	3 month LIBOR + 4.0%	3.47%	12.9
Euro	6/8/2007	9/15/2037	3 month LIBOR + 3.9%	3.36%	16.6
Total Euro notes					44.2
Total notes outstanding					$60.7
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
A summary of our outstanding junior subordinated debentures at December 31, 2020 is presented below:

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at December 31, 2020	Amount
Argo Group
5/15/2003	PXRE Capital Statutory Trust II	5/15/2033	3M LIBOR + 4.10%	4.32%	$18.0
11/6/2003	PXRE Capital Trust VI	9/30/2033	3M LIBOR + 3.90%	4.15%	10.3
Argo Group US
5/15/2003	Argonaut Group Statutory Trust I	5/15/2033	3M LIBOR + 4.10%	4.32%	15.5
12/16/2003	Argonaut Group Statutory Trust III	1/8/2034	3M LIBOR + 4.10%	4.34%	12.3
4/29/2004	Argonaut Group Statutory Trust IV	4/29/2034	3M LIBOR + 3.85%	4.07%	13.4
5/26/2004	Argonaut Group Statutory Trust V	5/24/2034	3M LIBOR + 3.85%	4.05%	12.4
5/12/2004	Argonaut Group Statutory Trust VI	6/17/2034	3M LIBOR + 3.80%	4.03%	13.4
9/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M LIBOR + 3.60%	3.82%	15.5
9/22/2004	Argonaut Group Statutory Trust VIII	9/22/2034	3M LIBOR + 3.55%	3.79%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M LIBOR + 3.60%	3.82%	15.5
9/14/2005	Argonaut Group Statutory Trust X	9/15/2035	3M LIBOR + 3.40%	3.62%	30.9
	Total Outstanding				$172.7

Subordinated Debentures. Unsecured junior subordinated debentures with a principal balance of $91.8 million were assumed through the February 2017 acquisition of Maybrooke Holdings, S.A. (“the Maybrooke debt”), the since-liquidated holding company of our Ariel Re platform. As part of the liquidation of the Maybrooke holding company and the organizational restructuring of its former subsidiary companies, the acquired debt was ultimately assigned to Argo Re and is carried on our consolidated balance sheet at $85.1 million, which represents the debt’s fair value at the date of acquisition plus accumulated accretion of discount to par value, as required by accounting for business combinations under ASC 805. At December 31, 2020, the Maybrooke debt was eligible for redemption at par. Interest accrues on the Maybrooke debt based on a variable rate, which is reset quarterly. Interest payments are payable quarterly. A summary of the terms of the Maybrooke debt outstanding at December 31, 2020 is presented below:

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2020	Principal at December 31, 2020	Carrying Value at December 31, 2020
9/13/2007	9/15/2037	3 month LIBOR + 3.15%	3.37%	$91.8	$85.1
Letter of Credit Facilities. Argo Re may be required to secure its obligations under various reinsurance contracts in certain circumstances. In order satisfy these requirements, Argo Re has entered into one committed and two uncommitted secured bilateral LOC facilities with commercial banks and generally uses these facilities to issue LOCs in support of non-admitted reinsurance obligations in the U.S. and other jurisdictions. The committed LOC facility has a term of one year and includes customary conditions and event of default provisions. The uncommitted LOC facilities do not have a term and issuance of LOCs is at the discretion of the lenders. The availability of letters of credit under these secured facilities are subject to a borrowing base requirement, determined on the basis of specified percentages of the market value of eligible categories of securities pledged to the lender. On December 31, 2020, committed and uncommitted LOC facilities totaled $205 million.
In addition to the bilateral, secured letters of credit facilities described above, Argo Re can use other forms of collateral to secure these reinsurance obligations including trust accounts, cash deposits, LOCs issued by commercial banks on an uncommitted basis and the Credit Agreement.
On December 31, 2020, LOCs totaling $167.0 million were outstanding, of which $58.1 million were issued against the committed, secured bilateral LOC facility and $108.9 million were issued by commercial banks against the uncommitted, secured bilateral LOC facilities. Collateral with a market value of $189.4 million was pledged to these banks as security against these LOCs.
In 2018, Argo Group executed a LOC facility with a commercial bank to issue LOCs in favor of Lloyd’s to support its Funds at Lloyd’s requirements. This facility had an initial term of one year, and was unsecured, renewable and included customary conditions and event of default provisions. This facility was terminated in 2020. At December 31, 2019, a LOC in the amount of £23.3 million was issued in favor of Lloyd’s, which allowed the Company to reduce its other collateral pledged to Lloyd’s by a comparable amount.
Preferred Stock Offering
On July 9, 2020, the Company issued 6,000 shares of its Series A Preference Shares (equivalent to 6,000,000 depositary shares, each representing a 1/1,000th interest in a Series A Preference Share) with a $25,000 liquidation preference per share (equivalent to $25 per depositary share) (the “Preferred Stock Offering”).
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
Dividends to the Series A Preferences Shares will be payable on a non-cumulative basis only when, as and if declared by our Board or a duly authorized committee thereof, quarterly in arrears on the 15th of March, June, September, and December of each year, commencing on September 15, 2020, at a rate equal to 7.00% of the liquidation preference per annum (equivalent to $1,750 per Series A Preference Share and $1.75 per depositary share per annum) up to but excluding September 15, 2025. Beginning on September 15, 2025, any such dividends will be payable on a non-cumulative basis, only when, as and if declared by our Board or a duly authorized committee thereof, during each reset period, at a rate per annum equal to the Five-Year U.S. Treasury Rate as of the most recent reset dividend determination date (as described in the Company’s prospectus supplement dated July 7, 2020) plus 6.712% of the liquidation preference per annum.
For the year ended December 31, 2020, the Board declared quarterly dividends in the aggregate amount of $768.058 per preferred share. Cash dividends paid for the year ended December 31, 2020 totaled $4.6 million.

Argo Common Shares and Dividends
For the year ended December 31, 2020, the Board declared quarterly dividends in the aggregate amount of $1.24 per share. Cash dividends paid for the year ended December 31, 2020 totaled $43.0 million.
On February 12, 2021, the Board declared a quarterly cash dividend in the amount of $0.31 on each share of common stock outstanding. The dividend will be paid on March 12, 2021 to our shareholders of record on February 26, 2021.
On May 3, 2016, the Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous repurchase authorizations. As of December 31, 2020, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
Transactions with Related Parties
The discussion of transactions with related parties is included in Note 23, “Transactions with Related Parties” in the Notes to the Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Data” beginning on page F-1.
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, "Reference Rate Reform" (Topic 848). ASU 2020-04 provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can elect various optional expedients for hedging relationships affected by reference rate reform, if certain criteria are met. The guidance is effective upon issuance and generally can be applied through December 31, 2022. We have certain debt agreements for which the interest rate is based on LIBOR rates. We are currently investigating the impacts of the transition from LIBOR to other rates on these contracts and the resulting accounting requirements, but do not expect the change in rates to have a material impact on our results of operations and financial position.
In January 2020, the FASB issued ASU 2020-01, "Investments — Equity Securities" (Topic 321), "Investments — Equity Method and Joint Ventures" (Topic 323), and "Derivatives and Hedging" (Topic 815). ASU 2020-01 clarifies that entities that apply the measurement alternative in ASC 321 should consider observable transactions that result in entities initially applying or discontinuing the use of the equity method of accounting under ASC 323. The guidance also says that certain forward contracts and purchased options on equity securities that are not deemed to be in-substance common stock under ASC 323 or accounted for as derivatives under ASC 815 are in the scope of ASC 321. The guidance is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption is permitted. The guidance should be applied prospectively. We are currently in the process of evaluating the impact that the adoption of the ASU will have on our results of operations and financial position and the related disclosures, but it is not expected to have a material impact upon adoption.
In December 2019, the FASB issued ASU 2019-12, “Income Taxes, Simplifying the Accounting for Income Taxes (Topic 740). The guidance eliminates certain exceptions for recognizing deferred taxes for investments, performing intraperiod tax allocation and calculating income taxes in interim periods. The ASU also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years. We do not anticipate that this ASU will have a material impact on our results of operations and financial position.
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
The following is a summary of gross and net loss reserves we recorded by line of business:

	December 31, 2020		December 31, 2019
(in millions)	Gross	Net	Gross	Net
General liability	$2,670.0	$1,587.4	$2,506.4	$1,533.3
Workers compensation	526.8	284.9	568.7	309.2
Syndicate and US special property	391.8	108.0	419.9	23.7
Syndicate liability	410.0	239.1	370.7	197.8
Reinsurance - nonproportional assumed property	307.9	11.8	310.8	38.6
Commercial multi-peril	351.7	233.4	227.9	163.9
Syndicate marine & energy	171.3	106.7	170.9	85.5
Commercial auto liability	131.2	86.9	135.6	109.7
Syndicate specialty	121.3	76.0	130.9	55.4
Fidelity/Surety	59.6	38.4	77.4	50.5
All other lines	264.4	133.5	238.4	155.1
Total reserves	$5,406.0	$2,906.1	$5,157.6	$2,722.7
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
Each business segment is analyzed individually, with development characteristics for each short-tail and long-tail line of business identified and applied accordingly.  In comparing loss reserve methods and assumptions used at December 31, 2020 as compared with methods and assumptions used at December 31, 2019, management has not changed or adjusted methodologies or assumptions in any significant manner.
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
In addition to the previously described general uncertainties encountered in estimating loss reserves, there are significant additional uncertainties in estimating the amount of our potential losses from asbestos and environmental claims.  Loss reserves for asbestos and environmental claims normally cannot be estimated with traditional loss reserving techniques that rely on historical accident year development factors due to the uncertainties surrounding these types of claims. Among the uncertainties impacting the estimation of such losses are:
•potentially long waiting periods between exposure and emergence of any bodily injury or property damage;
•difficulty in identifying sources of environmental or asbestos contamination and in properly allocating responsibility and/or liability for damage;
•changes in underlying laws and judicial interpretation of those laws;
•potential for an environmental or asbestos claim to involve many insurance providers over many policy periods;
•long reporting delays from insureds to insurance companies;
•historical data concerning asbestos and environmental losses which is more limited than historical information on other types of claims;
•questions concerning interpretation and application of insurance coverage; and
•uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.
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
Examples of loss and LAE risk factors associated with general liability claims that can change over time and result in adjustments to loss reserves include, but are not limited to, the following:
Claims risk factors:
•Changes in claim handling procedures;
•Changes in policy provisions or court interpretation of such provisions;
•New theories of liability;
•Trends in jury awards;
•Changes in the propensity to sue, in general and with specificity to particular issues;
•Changes in statutes of limitations;
•Changes in the underlying court system;
•Changes in tort law;
•Shifts in law suit mix between U.S. federal and state courts; and
•Changes in inflation.
Book of Business risk factors:
•Changes in policy provisions (e.g., deductibles, policy limits, endorsements);
•Changes in underwriting standards; and
•Product mix (e.g., size of account, industries insured, jurisdiction mix).
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

Examples of loss and LAE risk factors that can change over time and cause workers compensation loss reserves to fluctuate include, but are not limited to, the following:
Indemnity claims risk factors:
•Time required to recover from the injury;
•Degree of available transitional jobs;
•Degree of legal involvement;
•Changes in the interpretations and processes of the workers compensation commissions’ oversight of claim;
•Future wage inflation for U.S. states that index benefits;
•Changes in the administrative policies of second injury funds; and
•Changes in benefit levels.
Medical claims risk factors:
•Changes in the cost of medical treatments, including prescription drugs, and underlying fee schedules;
•Frequency of visits to health providers;
•Number of medical procedures given during visits to health providers;
•Types of health providers used;
•Type of medical treatments received;
•Use of preferred provider networks and other medical cost containment practices;
•Availability of new medical processes and equipment;
•Changes in life expectancy;
•Changes in the use of pharmaceutical drugs; and
•Degree of patient responsiveness to treatment.
Book of Business risk factors:
•Injury type mix;
•Changes in underwriting standards; and
•Changing product mix based on insured demand.
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
Claims risk factors:
•Trends in jury awards;
•Changes in the underlying court system;
•Changes in case law;
•Litigation trends;
•Subrogation opportunities;
•Changes in claim handling procedures;
•Frequency of visits to health providers;
•Number of medical procedures given during visits to health providers;
•Types of health providers used;
•Types of medical treatments received;
•Changes in cost of medical treatments; and
•Degree of patient responsiveness to treatment.
Book of Business risk factors:
•Changes in policy provisions (e.g., deductibles, policy limits, endorsements, etc.);
•Changes in mix of insured vehicles; and
•Changes in underwriting standards.
•Gasoline prices.
•Changes in macroeconomic factors including but not limited to unemployment statistics.
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
Recorded gross reserves for general liability were $2,670.0 million, with approximately 3% of that amount related to run-off asbestos and environmental exposures as of December 31, 2020. For general liability losses relating to ongoing operations, reported loss development patterns are a key assumption for this line of business. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g., construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. We have reviewed the historical variation in reported loss development patterns for general liability losses deriving from continuing operations. If the reported loss development patterns change by 15%, a change that we have experienced in the past and that management considers possible, the estimated net reserve could change by $150.0 million, in either direction.
Similar to general liability, commercial multiple peril reserves are affected by reported loss development pattern assumptions.  Recorded gross reserves for commercial multiple peril business were $351.7 million as of December 31, 2020. If the development patterns underlying our net reserves for this line of business change by 15%, the estimated net reserve could change by $20.0 million, in either direction.
Recorded gross reserves for workers compensation were $526.8 million as of December 31, 2020. The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation.  Loss development patterns are dependent on medical cost inflation. Approximately 55% of the workers compensation net reserves are related to future medical costs. A review of National Council on Compensation Insurance data suggests that the annual growth in industry medical claim costs has varied from -2% to +13% since 1991. Across the entire reserve base, a 1% change in calendar year medical inflation could change the estimated net reserve by $15.0 million, in either direction.
Recorded gross reserves for commercial auto liability were $131.2 million as of December 31, 2020. A key assumption for commercial lines auto liability is the annual loss cost trend, particularly the severity trend component of loss costs. A 3% change in assumed annual severity is within the range of our historical experience and which management considers possible. A 3% change in assumed annual severity could change the estimated net reserve by $10.0 million, in either direction.
Recorded gross reserves for our Lloyd’s Syndicate 1200 business were $894.6 million as of December 31, 2020. Estimation of our international liability reserves are subject to late emergence and mix shifts between smaller, more routine claims and larger, more complex claims.  Our international property reserves are analyzed by the characteristics of the underlying exposures. Property loss reserves are characterized by relatively short periods between occurrence, reporting, determination of coverage and ultimate claims settlement.  These property loss reserves tend to be the most predictable. Catastrophic loss reserves tend to exhibit more volatility due to the nature of the underlying loss event which may cause delays and complexity in estimating ultimate loss exposure.
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
The factors discussed above affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, average severity of those claims settled with payment, dismissal rate of claims with no payment and expense to indemnity ratio.  The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures.  While this variability is reflected in part in the size of the range of reserves we have developed, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves.  The process of estimating asbestos and environmental reserves, which is detailed in Note 9, “Run-off Lines,” of Notes to Consolidated Financial Statements, remains subject to a wide variety of uncertainties. Due to these uncertainties, further developments could cause us to change our estimates and ranges of our asbestos and environmental reserves, and the effect of these changes could be material to our consolidated operating results, financial condition and liquidity.
Loss Reserve Estimation Variability
After reviewing the output from various loss reserving methodologies, we select our best estimate of reserves. We believe that the aggregate loss reserves at December 31, 2020 were adequate to cover claims for losses that have occurred, including both known claims and claims yet to be reported. As of December 31, 2020, we recorded gross loss reserves of $5,406.0 million and loss reserves net of reinsurance of $2,906.1 million. Although our financial reports reflect our best estimate of reserves, it is unlikely that the final amount paid will exactly equal our best estimate. In order to provide an indication of the variability in loss reserve estimates, we develop reserve ranges by evaluating the variability implied by the results of the various methods and impact of changing the assumptions and factors used in the loss reserving process.
We estimate our range of reserves, net of reinsurance, at approximately $2,695.0 million to $3,235.0 million as of December 31, 2020. In determining this range, we evaluated the variability of the loss reserves for each of our major operating segments, comprising both ongoing operations and run-off businesses. Our estimated range does not make a specific provision for sources of unknown or unanticipated correlated events such as potential sources of liability not anticipated at the time coverage was afforded, such as asbestos.  These events in combination with other events which may not be contemplated by management in developing our range may cause reserves to develop either more or less favorably than indicated by assumptions that we consider reasonable.  This means that the range of reserve values does not represent the range of all possible favorable or unfavorable reserve outcomes, and actual ultimate paid losses may fall outside this range. No one risk factor has been isolated for the purpose of performing a sensitivity or variability analysis on that particular risk factor.
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

Valuation of Investments
Our investments in fixed maturities and stocks are classified as available-for-sale and reported at fair value under GAAP. Changes in the fair value of fixed maturity investments classified as available-for-sale are not recognized in income during the period, but rather are recognized as a separate component of shareholders’ equity until realized. Effective January 1, 2018, the Company adopted ASU 2016-1. As a result, all changes in the fair value of equity securities, whether temporary or other-than-temporary, are recognized in net realized investment (losses) gains in the Consolidated Statement of Income. Our investments in hedge and private equity funds and other private equity direct investments are accounted for under the equity method of accounting, with changes in the value of investments recognized in net investment income during the period. We have one small private equity investment accounted for at cost. Fair values of these investments are estimated using prices obtained from third-party pricing services, where available. For securities where we are unable to obtain fair values from a pricing service or broker, fair values are estimated using information obtained from investment advisors. Management performed several processes to ascertain the reasonableness of investment values included in our consolidated financial statements at December 31, 2020, including (1) obtaining and reviewing internal control reports for our accounting service providers that obtain fair values from third-party pricing services, (2) discussing with our investment managers their process for reviewing and validating pricing obtained from outside services and obtained values for all securities from our investment managers and iii) comparing the security pricing received from the investment managers with the prices used in our consolidated financial statements and obtained additional information for variances that exceeded a certain threshold. As of December 31, 2020, investments classified as available-for-sale for which we did not receive a fair value from a pricing service or broker accounted for less than 1% of our investment portfolio. The actual value at which such securities could be sold or settled with a willing buyer or seller may differ from such estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.
Effective January 1, 2020, the Company adopted ASU 2016-13, requiring the Company to estimate expected credit losses on available-for-sale securities. Where we intend to sell or will be required to sell an investment prior to recovery, a credit loss will be recognized through income as a realized loss. For fixed maturities for which a decline in the fair value between amortized cost is due to credit-related factors, an allowance is established. If a decline in the value of a particular investment is believed to be non-credit-related, the decline is recorded as an unrealized loss, net of tax, in other comprehensive income as a separate component of shareholders’ equity. We evaluate our investments for impairment. We regularly monitor the difference between the estimated fair values of our investments and their cost or book values to identify underperforming investments. For fixed maturities securities, the evaluation for a credit loss is generally based on the present value of expected cash flows of the security as compared to the amortized book value. For mortgage-backed securities, frequency and severity inputs are used in projecting future cash flows of the securities. Loss frequency is measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. Loss severity includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. For the year ended December 31, 2020, we recorded an allowance for credit losses of $6.6 million. In 2019, $20.3 million of realized losses due to the recognition of other-than-temporary impairments were recognized.
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of Argo Group’s United States, Brazil, Ireland, Italy, Switzerland, Belgium, Malta and U.K. subsidiaries’ assets and liabilities. Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards. The deferred tax assets and liabilities are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The components of our deferred tax asset are temporary differences primarily attributable to loss reserve discounting, unearned premium reserves and net operating loss carryforwards. Our deferred tax liabilities resulted primarily from unrealized gains in the investment portfolio, deferred acquisition costs and depreciable fixed assets.
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

For additional information regarding our deferred tax assets and liabilities, please see Note 17, “Income Taxes” in the Notes to the Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Data” beginning on page F-1.
Indefinite-Lived Intangible Assets, including Goodwill
We perform annual impairment tests of our indefinite-lived intangible assets, including goodwill, or more frequently when impairment indicators exist. We perform our goodwill impairment test on the first day of the fourth quarter of each year.
At December 31, 2020, we had goodwill of $147.3 million assigned to the following reporting units: U.S. Operations – $118.6 million, and International Operations – $28.7 million. Additionally, at December 31, 2020, we had indefinite-lived intangible assets of $60.5 million relating to our Lloyd’s Syndicate 1200. Due to the nature of our Lloyd’s Syndicate’s business, for purposes of the annual impairment evaluation, we have aggregated the fair values between the indefinite-lived intangible asset and goodwill.
On April 30, 2020, we sold our Trident brand and wrote off $4.9 million of goodwill in U.S. Operations as a result of the Trident transaction. On November 25, 2020 we sold Ariel Re’s premium renewal rights and wrote off $9.2 million of goodwill and $30.2 million of intangible assets, net of accumulated amortization, in International Operations as a result of the Ariel Re transaction. For more information about these transactions, see Note 3, “Recent Acquisitions, Disposals & Other Transactions” in the Notes to the Financial Statements.
For the year ended December 31, 2020, all of our reporting units passed the impairment test. As a result of this testing for the year ended December 31, 2019, we determined that the goodwill of the European reporting unit, which is included in our International Operations segment, was fully impaired and recorded a pre-tax charge of $15.6 million. For further discussion on this impairment of goodwill, see Note 1, “Business and Significant Accounting Policies” in the Notes to the Financial Statements.
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
Interest Rate Risk
Our primary market risk exposure is the exposure of our fixed maturity investment portfolio to interest rate risk and the changes in interest rates.  Fluctuations in interest rates have a direct impact on the fair value of these securities. As interest rates rise, the fair value of our fixed maturity portfolio falls and the converse is also true. We manage interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates.  The model duration of the assets comprising our fixed maturity investment portfolio was 2.78 years and 2.98 years at December 31, 2020 and 2019, respectively.
Based upon a pricing model, we determine the estimated change in fair value of our fixed maturity and short term investments assuming immediate parallel shifts in the U.S. Treasury yield curve, while keeping spreads between the individual securities and treasuries static. The following tables present the estimated pre-tax impact on the fair value of our fixed maturity and short term investments resulting from changes of 50 to 100 basis points in market rates at December 31, 2020 and 2019.

December 31, 2020	-100	-50	Base	50	100
Fair value (in millions)	$4,740.1	$4,702.4	$4,649.7	$4,592.4	$4,535.1
Gain (loss) (in millions)	$90.5	$52.7	$—	$(57.3)	$(114.5)

December 31, 2019	-100	-50	Base	50	100
Fair value (in millions)	$4,581.1	$4,528.0	$4,474.9	$4,421.4	$4,368.0
Gain (loss) (in millions)	$106.2	$53.1	$—	$(53.5)	$(106.9)

Credit Risk
We have exposure to credit risk on losses recoverable from reinsurers and receivables from insureds. Our controls to mitigate this risk include limiting our exposure to any one counterparty, evaluating the financial strength of our reinsurers, generally requiring minimum credit ratings and in certain cases receiving collateral from our reinsurers and insureds.
We also have exposure to credit risk in our investment holdings. Our risk-management strategy and investment policy attempts to mitigate this risk by primarily investing in debt instruments of high credit quality issuers, limiting credit concentration, monitoring the credit quality of issuers and counterparties and diversifying issuers.  The weighted average rating of our fixed maturity investments was A+ with 91.2% and 88.3% rated investment grade or better (BBB- or higher) at December 31, 2020 and 2019, respectively.
We review our investments to identify and evaluate those that may have credit impairments on a quarterly basis, considering the historical performance of the security, available market information, and credit ratings, among other things. For fixed maturity securities, the review includes consideration of current ratings and actions of major rating agencies (Standard & Poor's, Moody's and Fitch). If a security has two ratings, the lower rating is used. If a security has three ratings, the middle rating is used.  The following table reflects the credit quality of our fixed maturity portfolio at December 31, 2020:

Other Fixed Maturities	Book Value	Fair Value
AAA	$600.8	$624.2
AA	301.6	311
A	799.9	832
BBB	697.3	728.2
BB/B	271.2	276.9
CCC and Below	35.1	24.3
Unrated	52.5	50.2
Other Fixed Maturities	$2,758.4	$2,846.8

Structured Securities	Book Value	Fair Value
AAA	$1,096.9	$1,128.1
AA	65.9	71
A	36.3	37.9
BBB	11.1	11.2
BB/B	10.7	10.5
CCC and Below	0.3	0.4
Unrated	1.4	1.2
Structured Securities	$1,222.6	$1,260.3

Total Fixed Maturities	Book Value	Fair Value
AAA	$1,697.8	$1,752.3
AA	367.5	382
A	836.2	869.9
BBB	708.4	739.4
BB/B	281.9	287.4
CCC and Below	35.4	24.7
Unrated	53.9	51.4
Total Fixed Maturities	$3,981.1	$4,107.1

Our portfolio includes alternative investments with a carrying value at December 31, 2020 and 2019 of $429.4 million and $486.6 million (8.2% and 9.5% of total invested assets) respectively.  These assets may invest in both long and short equities, corporate debt securities, currencies, real estate, commodities and derivatives. We attempt to mitigate our risk by selecting managers with extensive experience, proven track records and robust controls and processes. We also mitigate our risk by diversifying through multiple managers and different types of assets and asset classes.
Equity Price Risk
We hold a diversified portfolio of equity securities with a fair value of $176.7 million and $136.0 million (3.4% and 2.7% of total invested assets) at December 31, 2020 and 2019, respectively.  Our equity securities are exposed to equity price risk which is defined as the potential for loss in fair value due to a decline in equity prices. We believe our diversified portfolio of equity securities among various industries, market segments and company sizes mitigates our exposure to equity price risk.
Foreign Currency Risk
We have exposure to foreign currency risk in our insurance contracts, invested assets and to a lesser extent, a portion of our debt. We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance contracts that are payable in currencies other than the U.S. Dollar with investments that are denominated in such currencies. We also use foreign exchange forward contracts to mitigate this risk. We recognized $18.0 million in losses and $7.1 million in gains from movements in foreign currency rates for the years ended December 31, 2020 and 2019, respectively. We recognized $2.1 million and $1.9 million in gains on our foreign currency forward contracts for the years ended December 31, 2020 and 2019, respectively.
Item 8. Financial Statements and Supplementary Data
The report of the independent auditors, consolidated financial statements of Argo Group and supplementary financial statements called for by this Item 8 are included in this report beginning on page F-1 and are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Argo Group, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. In designing and evaluating these disclosure controls and procedures, Argo Group and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of December 31, 2020 because of the material weakness in internal control over financial reporting, as further described below.
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

As of December 31, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (2013 framework). As a result of management’s assessment based on those criteria, we determined that our internal control over financial reporting was ineffective as of December 31, 2020 as a result of certain design and operating effectiveness deficiencies in the Company’s internal controls, which when evaluated collectively, aggregated to a material weakness in internal control. The deficiencies in the Company’s internal controls included deficiencies related to the timeliness and completeness of internal communication of certain relevant financial information within the Company as well as in controls that used such information. These matters were identified in the following areas: intercompany transactions, such as foreign currency exchange gains and losses associated with a specific reinsurance contract, the allocation of certain corporate-level expenses to our subsidiary companies, the accounting for federal and state income taxes including the tax implications of certain intercompany transactions, the completeness and accuracy of information used in recording deferred tax balances, and the timeliness of analyses of income tax accounting. Management identified these internal control deficiencies, which resulted in revising the Company’s historical financial statements to correct immaterial errors, as further discussed in Note 2, “Revisions of Previously Issued Financial Statements.” The consolidated financial statements included in this report on Form 10-K fairly represent in all material respects the financial condition, results of operations and cash flows of the Company for the periods presented.
Remediation Plan and Status
In order to remediate the identified material weakness in our internal control over financial reporting described above, we have initiated remedial measures – some of which were already underway during the quarter ended December 31, 2020 – and are taking additional measures to remediate the material weakness. Remediation activities include, but are not limited to the following:
•Enhancing processes and governance around controls and communication between and among financial and operational functions.
•Enhancing processes that ensure the timeliness of income tax accounting and analysis.
•Implementing additional reconciliations and analytical procedures related to intercompany transactions.
•Implementing additional technology solutions to ensure the completeness of intercompany transactions across the group.
•Reducing the number of manual processes involved in the financial close.
These controls will need to be in operation for a sufficient period of time before management has concluded, through testing, that these new controls are operating effectively. We expect that the testing of the new controls will be completed by the end of the fiscal year 2021.
Change in Internal Control Over Financial Reporting
Other than the changes described above in “Remediation Plan and Status,” there were no changes in the internal control over financial reporting made during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, including internal control over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.

Attestation Report of Independent Registered Public Accounting Firm
Report of Ernst & Young LLP

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Argo Group International Holdings, Ltd.
Opinion on Internal Control over Financial Reporting
We have audited Argo Group International Holdings, Ltd.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Argo Group International Holdings, Ltd. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified certain design and operating effectiveness deficiencies in the Company’s internal controls, which when evaluated collectively, aggregated to a material weakness in internal control. The deficiencies in the Company’s internal controls included deficiencies related to the timeliness and completeness of internal communication of certain relevant financial information within the Company as well as in controls that used such information.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report dated March 12, 2021, which expressed an unqualified opinion thereon.
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
March 12, 2021

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Incorporated herein by reference is the information appearing under the captions “Compensation Discussion and Analysis,” “Corporate Governance,” “Election of Directors” and “Delinquent Section 16(a) Reports” in our Proxy Statement to be filed with the SEC relating to our 2021 Annual Meeting of Shareholders.
Item 11. Executive Compensation
Incorporated herein by reference is the information appearing under the captions “Compensation Discussion and Analysis,” “Human Resources Committee Report,” “Executive Compensation,” “Non-Employee Director Compensation,” and “Corporate Governance-Human Resources Committee Interlocks and Insider Participation” in our Proxy Statement to be filed with the SEC relating to our 2021 Annual Meeting of Shareholders.
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
The following table sets forth information as of December 31, 2020 concerning our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding, Options, Warrants and Rights	Weighted-Average Per Share Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by shareholders:
Argo Group International Holdings, Ltd. 2019 Omnibus Incentive Plan	552,647	$36.10	1,612,172
Argo Group International Holdings, Ltd. Employee Share Purchase Plan	—	—	442,964
Equity compensation plans not approved by shareholders	—	—	—
Total	552,647	$36.10	2,055,136
Under the terms of the Omnibus Incentive Plan, only awards that are to be settled in shares are included in the totals above. Additional information relating to our equity compensation plans is included in Note 15, “Share-based Compensation” in the Notes to Consolidated Financial Statements.
Incorporated herein by reference is the information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with the SEC relating to our 2021 Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions and Director Independence
Incorporated herein by reference is the information appearing under the captions “Corporate Governance - Related Persons Transactions” and “Corporate Governance - Director Independence” in our Proxy Statement to be filed with the SEC relating to our 2021 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services
Incorporated herein by reference is the information appearing under the caption “Relationship with Independent Auditors” in our Proxy Statement to be filed with the SEC relating to our 2021 Annual Meeting of Shareholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)1.     Financial Statements
Selected Financial Data
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 31, 2020 and 2019
Consolidated Statements of Income (Loss)
For the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
(a)2.     Financial Statement Schedules
Schedule II—Condensed Financial Information of Registrant
December 31, 2020 and 2019
Schedule III—Supplemental Insurance Information
For the Years Ended December 31, 2020, 2019 and 2018
Schedule V—Valuation and Qualifying Accounts
For the Years Ended December 31, 2020, 2019 and 2018
Schedule VI—Supplemental Information for Property-Casualty Insurance Companies
For the Years Ended December 31, 2020, 2019 and 2018
All other schedules and notes specified under Regulation S-X are omitted because they are either not applicable, not required or the information called for therein appears in response to the items of Form 10-K or in the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements of Argo Group and its subsidiaries listed on the above index.

(a)3.    Exhibits
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

3.2	Amended and Restated Bye-Laws of Argo Group (incorporated by reference to Exhibit 3.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2020).

4.1	Junior Subordinated Debentures (1)

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

4.5
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (each representing a 1/1,000th interest in a 7.00% Resettable Fixed Rate Preference Share, Series A, par value $1.00 per share).

4.6
Certificate of Designations of 7.00% Resettable Fixed Rate Preference Shares, Series A (incorporated by reference to Exhibit 4.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2020)

4.7
Form of Share Certificate evidencing 7.00% Resettable Fixed Rate Preference Share, Series A (incorporated by reference to Exhibit 4.2 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2020)

4.8
Deposit Agreement, dated July 9, 2020, among the Company, American Stock Transfer & Trust Company, LLC and the holders from time to time of the Depositary Receipts (incorporated by reference to Exhibit 4.3 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2020)

4.9	Form of Depositary Receipt (incorporated by reference to Exhibit 4.4 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2020)

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

10.5
Argo Group International Holdings, Ltd. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to Argo Group’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 25, 2019).*

10.6	Argo Group International Holdings, Ltd. Executive Severance Plan*
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

Exhibit Number	Description

10.7	Argonaut Group, Inc. Retirement Plan (incorporated by reference to Exhibit 10.2 to Argonaut Group, Inc.’s Form 10 Registration Statement dated September 3, 1986, filed with the Securities and Exchange Commission on September 4, 1986).*

10.8	401(k) Retirement Savings Plan (incorporated by reference to the Exhibit 10.4 to Argonaut Group, Inc.’s Form 10-K filed with the Securities and Exchange Commission on February 28, 1989).*

10.9	Form of Cash-Settled Share Appreciation Rights Agreement (incorporated by reference to Exhibit 10.2 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*

10.10	Form of Stock-Settled Share Appreciation Right Agreement (incorporated by reference to Exhibit 10.3 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*

10.11	Form of Restricted Share Agreement (incorporated by reference to Exhibit 10.4 to Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*

10.12	Form of Non-Employee Director Restricted Share Agreement*

10.13	Form of Incentive Award Agreement (Restricted Stock Awards and Cash Awards) - 2019 Omnibus Incentive Plan.*

10.14
Executive Employment Agreement, effective as of February 18, 2020, between Argo Group International Holdings, Ltd. and Kevin J. Rehnberg (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2020)*

10.15
Executive Employment Agreement, dated as of April 26, 2019, by and between Argo Group International Holdings, Ltd. and Jay S. Bullock (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2019).*

10.16
Service Agreement between Argo Management Services Limited and Scott Kirk, dated February 5, 2021 (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2021)*

10.17
Employment Contract, dated May 12, 2014, between Argo Group International Holdings, Ltd. and Axel Schmidt (incorporated by reference to Exhibit 10.11 to Argo Group’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015).*

10.18
Termination and Settlement Agreement, effective as of July 8, 2020, between Argo Group International Holdings, Ltd. and Axel Schmidt (incorporated by reference to Exhibit 10.1 to Argo Group’s Form 10-Q filed with the Securities and Exchange Commission on August 6, 2020)

10.19
Cooperation Agreement, dated December 31, 2019, by and among Argo Group International Holdings Ltd., Voce Catalyst Partners LP, Voce Capital Management LLC, Voce Capital LLC and Voce Catalyst Partners New York LLC (incorporated by reference to Exhibit 10.1 to Argo Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 1, 2020).

Exhibit Number	Description

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a—14(a)/15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a—14(a)/15d – 14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	A management contract or compensatory plan required to be filed herewith.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

By	/s/ Kevin J. Rehnberg
Kevin J. Rehnberg
President and Chief Executive Officer
Date: March 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kevin J. Rehnberg	President, Chief Executive Officer and Director (principal executive officer)	March 12, 2021
Kevin J. Rehnberg

/s/ Jay S. Bullock	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 12, 2021
Jay S. Bullock

/s/ Thomas A. Bradley	Non-Executive Chairman of the Board of Directors	March 12, 2021
Thomas A. Bradley

/s/ Bernard C. Bailey	Director	March 12, 2021
Bernard C. Bailey

/s/ Fred R. Donner	Director	March 12, 2021
Fred R. Donner

/s/ Anthony P. Latham	Director	March 12, 2021
Anthony P. Latham

/s/ Dymphna A. Lehane	Director	March 12, 2021
Dymphna A. Lehane

/s/ Samuel G. Liss	Director	March 12, 2021
Samuel G. Liss

/s/ Carol A. McFate	Director	March 12, 2021
Carol A. McFate

/s/ Kathleen A. Nealon	Director	March 12, 2021
Kathleen A. Nealon

/s/ Al-Noor Ramji	Director	March 12, 2021
Al-Noor Ramji

/s/ John H. Tonelli	Director	March 12, 2021
John H. Tonelli

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Argo Group International Holdings, Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Argo Group International Holdings, Ltd. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 12, 2021 expressed an adverse opinion thereon.
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
At December 31, 2020, the liability for incurred but not reported (IBNR) reserves represented a significant portion of the $5,406 million of reserves for losses and loss adjustment (LAE) expenses. As discussed in Notes 1 and 5 to the consolidated financial statements, the carrying amount is management’s best estimate of the ultimate liability for indemnity costs and related adjustment expenses necessary to investigate and settle claims and is based upon individual case estimates for reported claims, estimates from ceding companies for reinsurance assumed and actuarial estimates for IBNR. The estimate considers a variety of factors and assumptions, such as, catastrophic events, payout patterns, litigation trends, and economic and legal conditions. These factors and assumptions involve significant uncertainties and management judgements. In particular general liability, workers compensation, and other casualty lines of business contain exposures that develop or are paid over a long period of time or have high potential severities due to the selection and weighting of actuarial techniques applied to project the ultimate losses and the selection of assumptions (such as claims frequency and severity, review of historical settlement patterns, etc.).
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

San Antonio, Texas
March 12, 2021

CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost: 2020 - $3,981.1, 2019 - $3,601.5; allowance for expected credit losses: 2020 - $6.6)	$4,107.1	$3,629.9
Equity securities, at fair value (cost: 2020 - $162.5; 2019 - $122.8)	176.7	136.0
Other investments (cost: 2020 - $429.4; 2019 - $484.2)	429.4	486.6
Short-term investments, at fair value (cost: 2020 - $541.4; 2019 - $844.8)	542.6	845.0
Total investments	5,255.8	5,097.5
Cash	148.8	137.8
Accrued investment income	21.8	25.7
Premiums receivable	679.8	676.5
Reinsurance recoverables	3,009.0	3,107.2
Goodwill	147.3	161.4
Intangible assets, net of accumulated amortization	60.5	91.8
Current income taxes receivable, net	3.0	—
Deferred tax asset, net	16.7	10.6
Deferred acquisition costs, net	163.6	160.2
Ceded unearned premiums	575.1	545.0
Operating lease right-of-use assets	82.0	91.8
Other assets	294.7	387.9
Assets held for sale	7.7	15.4
Total assets	$10,465.8	$10,508.8
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$5,406.0	$5,157.6
Unearned premiums	1,464.8	1,410.9
Accrued underwriting expenses and other liabilities	167.6	221.9
Ceded reinsurance payable, net	950.4	1,201.2
Funds held	64.7	55.2
Senior unsecured fixed rate notes	140.2	140.0
Other indebtedness	60.7	181.3
Junior subordinated debentures	257.8	257.4
Current income taxes payable, net	—	13.9
Operating lease liabilities	95.8	105.7
Total liabilities	8,608.0	8,745.1
Commitments and contingencies (Note 19)
Shareholders' equity:
Preferred shares and additional paid-in capital - $1.00 par, 30,000,000 shares authorized; 6,000 and 0 shares issued at December 31, 2020 and December 31, 2019, respectively; liquidation preference $25,000	144.0	—
Common shares - $1.00 par, 500,000,000 shares authorized; 46,009,966 and 45,698,470 shares issued at December 31, 2020 and December 31, 2019, respectively	46.0	45.7
Additional paid-in capital	1,380.2	1,376.6
Treasury shares (11,315,889 shares at December 31, 2020 and December 31, 2019, respectively)	(455.1)	(455.1)
Retained earnings	684.1	793.7
Accumulated other comprehensive income, net of taxes	58.6	2.8
Total shareholders' equity	1,857.8	1,763.7
Total liabilities and shareholders' equity	$10,465.8	$10,508.8

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except number of shares and per share amounts)

	For the Years Ended December 31,
	2020	2019	2018
Premiums and other revenue:
Earned premiums	$1,780.5	$1,729.7	$1,731.5
Net investment income	112.7	151.1	132.3
Fee and other income	7.9	9.1	9.0
Net realized investment gains (losses):
Net realized investment gains (losses)	22.4	120.9	33.1
Change in fair value of equity securities	10.3	(40.8)	(105.1)
Credit losses on fixed maturity securities	(39.9)	—	—
Net realized investment (losses) gains	(7.2)	80.1	(72.0)
Total revenue	1,893.9	1,970.0	1,800.8
Expenses:
Losses and loss adjustment expenses	1,208.8	1,220.7	1,040.8
Underwriting, acquisition and insurance expenses	679.4	666.0	656.1
Other corporate expenses	5.8	37.6	—
Interest expense	26.9	34.1	31.9
Fee and other expense	4.0	5.8	7.1
Foreign currency exchange losses (gains)	15.4	(9.8)	3.9
Impairment of goodwill	—	15.6	—
Total expenses	1,940.3	1,970.0	1,739.8
(Loss) income before income taxes	(46.4)	—	61.0
Income tax provision	7.7	14.1	4.0
Net (loss) income	$(54.1)	$(14.1)	$57.0
Dividends on preferred shares	4.6	—	—
Net (loss) income attributable to common shareholders	$(58.7)	$(14.1)	$57.0

Net (loss) income attributable to common shareholders per common share:
Basic	$(1.70)	$(0.41)	$1.68
Diluted	$(1.70)	$(0.41)	$1.65
Dividend declared per common share	$1.24	$1.24	$1.08
Weighted average common shares:
Basic	34,614,813	34,205,954	33,922,009
Diluted	34,614,813	34,205,954	34,678,781

	For the Years Ended December 31,
	2020	2019	2018
Net realized investment gains (losses) before other-than-temporary impairment losses	$(7.2)	$100.4	$(64.4)
Other-than-temporary impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturities	—	(20.3)	(6.6)
Other-than-temporary impairment losses on other invested assets	—	—	(1.0)
Impairment losses recognized in earnings	—	(20.3)	(7.6)
Net realized investment (losses) gains	$(7.2)	$80.1	$(72.0)
 See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	For the Years Ended December 31,
	2020	2019	2018
Net (loss) income	$(54.1)	$(14.1)	$57.0
Other comprehensive income (loss):
Foreign currency translation adjustments	(15.3)	(0.2)	(3.4)
Defined benefit pension plans:
Net (loss) gain arising during the year	(0.6)	(1.8)	1.2
Unrealized gains (losses) on fixed maturity securities:
Gains (losses) arising during the year	95.2	88.0	(93.9)
Reclassification adjustment for (gains) losses included in net income	(12.8)	9.9	5.4
Other comprehensive income before tax	66.5	95.9	(90.7)
Income tax provision related to other comprehensive income:
Defined benefit pension plans:
Net (loss) gain arising during the year	(0.1)	(0.4)	0.2
Unrealized gains (losses) on fixed maturity securities:
Gains (losses) arising during the year	16.5	14.2	(13.5)
Reclassification adjustment for losses included in net income	—	1.2	0.5
Income tax provision (benefit) related to other comprehensive income	16.4	15.0	(12.8)
Other comprehensive income (loss), net of tax	50.1	80.9	(77.9)
Comprehensive (loss) income	$(4.0)	$66.8	$(20.9)

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except number of shares and per share amounts)

	Preferred Shares and Additional Paid-in Capital	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
Balance, January 1, 2018	$—	$40.4	$1,129.1	$(423.4)	$970.2	$96.6	$1,812.9
Net income	—	—	—	—	57.0	—	57.0
Other comprehensive loss - change in fair value of fixed maturities, net of taxes	—	—	—	—	—	(75.5)	(75.5)
Other comprehensive income, net of tax	—	—	—	—	—	(2.4)	(2.4)
Repurchase of common shares (530,882 at a weighted average price of $59.83)	—	—	—	(31.7)	—	—	(31.7)
Activity under stock incentive plans	—	0.6	15.3	—	—	—	15.9
Retirement of common shares (tax payments on equity compensation)	—	(0.1)	(7.3)	—	—	—	(7.4)
Employee stock purchase plan	—	—	2.0	—	—	—	2.0
15% Stock Dividend	—	4.4	232.9	—	(237.3)	—	—
Cash dividend declared - common shares ($1.08/share)	—	—	—	—	(37.5)	—	(37.5)
Cumulative effect of adoption of ASU 2016-01, net of taxes	—	—	—	—	119.2	(117.5)	1.7
Cumulative effect of adoption of ASU 2018-02, net of taxes	—	—	—	—	(20.7)	20.7	—
Balance, December 31, 2018	—	45.3	1,372.0	(455.1)	850.9	(78.1)	1,735.0
Net income	—	—	—	—	(14.1)	—	(14.1)
Other comprehensive loss - change in fair value of fixed maturities, net of taxes	—	—	—	—	—	82.5	82.5
Other comprehensive income, net of tax	—	—	—	—	—	(1.6)	(1.6)
Activity under stock incentive plans	—	0.6	15.7	—	—	—	16.3
Retirement of common shares (tax payments on equity compensation)	—	(0.2)	(13.6)	—	—	—	(13.8)
Employee stock purchase plan	—	—	2.5	—	—	—	2.5
Cash dividend declared - common shares ($1.24/share)	—	—	—	—	(43.1)	—	(43.1)
Balance, December 31, 2019	—	45.7	1,376.6	(455.1)	793.7	2.8	1,763.7
Net loss	—	—	—	—	(54.1)	—	(54.1)
Preferred shares issued	144.0	—	—	—	—	—	144.0
Other comprehensive income - change in fair value of fixed maturities, net of taxes	—	—	—	—	—	65.9	65.9
Other comprehensive loss, net - other	—	—	—	—	—	(15.8)	(15.8)
Activity under stock incentive plans	—	0.4	7.7	—	—	—	8.1
Retirement of common shares (tax payments on equity compensation)	—	(0.1)	(6.6)	—	—	—	(6.7)
Employee stock purchase plan	—	—	2.5	—	—	—	2.5
Dividends on preferred shares	—	—	—	—	(4.6)	—	(4.6)
Cash dividend declared - common shares ($1.24/share)	—	—	—	—	(43.0)	—	(43.0)
Cumulative effect of adoption of ASU 2016-13, net of taxes	—	—	—	—	(7.9)	5.7	(2.2)
Balance, December 31, 2020	$144.0	$46.0	$1,380.2	$(455.1)	$684.1	$58.6	$1,857.8
See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(54.1)	$(14.1)	$57.0
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and depreciation	33.2	27.3	31.9
Share-based payments expense	8.7	16.9	18.3
Deferred income tax benefit, net	(21.6)	(23.5)	(21.4)
Net realized investment losses (gains)	7.2	(80.1)	72.0
Undistributed loss (earnings) from alternative investment portfolio	(8.6)	(19.9)	(19.0)
Loss on disposals of long-lived assets, net	1.9	7.2	0.3
Impairment of goodwill	—	15.6	—
Change in:
Accrued investment income	3.9	1.5	(3.5)
Receivables	84.8	(455.1)	(558.3)
Deferred acquisition costs	(4.6)	7.0	(7.3)
Ceded unearned premiums	(33.2)	(87.8)	(47.6)
Reserves for losses and loss adjustment expenses	280.2	509.0	338.3
Unearned premiums	63.7	111.7	76.4
Ceded reinsurance payable and funds held	(238.2)	243.3	232.0
Income taxes	(17.5)	11.4	3.3
Accrued underwriting expenses and other liabilities	(43.7)	(10.6)	111.6
Other, net	9.8	(77.0)	17.8
Cash provided by operating activities	71.9	182.8	301.8
Cash flows from investing activities:
Sales of fixed maturity investments	1,080.0	1,394.3	1,259.1
Maturities and mandatory calls of fixed maturity investments	569.8	522.2	418.6
Sales of equity securities	25.4	374.7	238.9
Sales of other investments	103.9	83.1	101.8
Purchases of fixed maturity investments	(2,038.1)	(1,859.1)	(1,936.0)
Purchases of equity securities	(78.9)	(61.2)	(170.5)
Purchases of other investments	(35.5)	(63.7)	(42.6)
Change in foreign regulatory deposits and voluntary pools	(5.4)	—	13.0
Change in short-term investments	285.4	(490.4)	(132.2)
Settlements of foreign currency exchange forward contracts	9.4	0.3	(1.5)
Proceeds from sale of Ariel Re, net of cash transferred	28.3	—	—
Proceeds from sale of Trident assets	38.0	—	—
Cash acquired with acquisition of ArgoGlobal Assicurazioni	—	—	15.6
Purchases of fixed assets	(20.2)	(29.9)	(32.2)
Other, net	13.6	(13.1)	(0.3)
Cash used in investing activities	(24.3)	(142.8)	(268.3)
Cash flows from financing activities:
Payment of long-term debt	(125.0)	(0.6)	—
Issuance of preferred shares, net of issuance costs	144.0	—	—
Activity under stock incentive plans	1.8	1.9	1.6
Repurchase of Company's common shares	—	—	(31.7)
Payment of cash dividends to preferred shareholders	(4.6)	—	—
Payment of cash dividends to common shareholders	(43.0)	(43.1)	(37.5)
Cash used in financing activities	(26.8)	(41.8)	(67.6)
Effect of exchange rate changes on cash	(9.8)	(0.1)	(2.8)
Change in cash	11.0	(1.9)	(36.9)
Cash, beginning of year	137.8	139.7	176.6
Cash, end of period	$148.8	$137.8	$139.7
See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Business and Significant Accounting Policies
Business
Argo Group International Holdings, Ltd. (“Argo Group,” “we” or the “Company”) is an underwriter of specialty insurance products in the property and casualty market. Argo Group U.S., Inc. is a subsidiary of Argo Financial Holding (Ireland) UC (“Argo Ireland”). Argo Underwriting Agency Limited (“Syndicate 1200”) is a subsidiary of Argo International Holdings, Ltd., Argo Re Ltd. (“Argo Re”), a Bermuda based company, is the parent of both Argo Ireland and Argo International Holdings, Ltd. Argo Re is directly owned by Argo Group.
Effective November 25, 2020, we closed on the sale of our reinsurance business, Ariel Re, to Pelican Ventures and J.C. Flowers & Co. Ariel Re is the reinsurance platform through which Lloyd’s Syndicate 1910 reinsurance business is underwritten. Under the terms of the agreement, the buying group’s corporate member will provide Syndicate 1910’s capital for the 2021 Lloyd’s year of account, and Argo Group has agreed to retain historical reserves and the remaining exposure for the 2020 and prior Lloyd’s years of account. On December 23, 2020, we announced an agreement to sell our Italian operations, ArgoGlobal Assicurazioni (“ArgoGlobal Assicurazioni”) to Perfuturo Capital AG, a Swiss Holding Company. Closing of the transaction is subject to regulatory approval and is expected to occur in early 2021. Under the terms of the agreement, Argo Re will reinsure substantially all of ArgoGlobal Assicurazioni's legacy business as of the effective date of the agreement for all underwriting years.
We conduct our ongoing business through two primary segments - U.S. Operations and International Operations. In addition to these main business segments, we have a Run-off Lines segment for certain products we no longer underwrite.
U.S. Operations is comprised of the Excess and Surplus Lines businesses focusing on the U.S.-based risks that the standard, admitted insurance market is unwilling or unable to write, and through other specialized admitted and non-admitted business distributed through retail, wholesale, and managing general brokers/agents in the specialty insurance market. Excess and Surplus Lines products are underwritten by Colony Insurance Company (“Colony”). The other U.S. specialized admitted and non-admitted businesses consist of the following operations: Argo Pro, U.S. Specialty Programs, Argo Surety, Rockwood Casualty Insurance Company (“Rockwood”), Argo Insurance, Inland Marine and Argo Cyber.
International Operations is comprised of the Lloyd’s Syndicate platform (Syndicate 1200 and Syndicate 1910), Argo Insurance Bermuda, Continental Europe and Latin America. Syndicate 1200 and Syndicate 1910 insurance products are underwritten by Argo Underwriting Agency Limited based in London, under the Lloyd’s of London (“Lloyd’s”) global franchise. As discussed above, we sold our reinsurance business during the fourth quarter of 2020, through which Syndicate 1910 business is underwritten. The additional International Operations business include Argo Insurance Bermuda, ArgoGlobal SE in Malta, ArgoGlobal Assicurazioni in Italy, and Argo Seguros in Brazil. These businesses provide a broad range of commercial property, casualty, professional liability and specialty coverages in a number of countries and jurisdictions outside the United States (“U.S.”).
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
Risks and Uncertainties Related to COVID-19
Certain risks and uncertainties are inherent to our day-to-day operations. Adverse changes in the economy could lower demand for our insurance products or negatively impact our investment results, both of which could have an adverse effect on the revenue and profitability of our operations. The global COVID-19 pandemic has resulted in and may continue to result in significant disruptions in economic activity and financial markets. The cumulative effects of COVID-19 on the Company, and the effect of any other public health outbreak, cannot be predicted at this time, but could reduce demand for our insurance policies, result in increased level of losses, settlement expenses or other operating costs, reduce the market value of invested assets held by the Company or negatively impact the fair value of our goodwill. Our liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the year ended December 31, 2020.
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
Investments
Investments in fixed maturities at December 31, 2020 and 2019 include bonds and structured securities. Equity securities include common stocks, preferred stocks and mutual funds. Other investments consist of foreign regulatory deposits, hedge funds, private equity funds, private equity direct investments, and voluntary pools. Short-term investments consist of money market funds, certificates of deposit, bonds, sovereign debt and interest-bearing cash accounts. Investments maturing in less than one year are classified as short-term investments in our consolidated financial statements.
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
Our investments in fixed maturities are considered available-for-sale and are carried at fair value. As available-for-sale investments, changes in the fair value of fixed maturities are not recognized in income during the period, but rather are recognized as a separate component of shareholders’ equity until realized. Fair value of these investments is estimated using prices obtained from third-party pricing services, where available. For securities where we were unable to obtain fair values from a pricing service or broker, fair values were estimated using information obtained from investment advisors. We performed several processes to ascertain the reasonableness of these investment values by (1) obtaining and reviewing internal control reports for our service providers that obtain fair values from third-party pricing services, (2) discussing with our investment managers their process for reviewing and validating pricing obtained from outside services and obtaining values for all securities from our investment managers and (3) comparing the security pricing received from the investment managers with the prices used in the consolidated financial statements and obtaining additional information for variances that exceeded a certain threshold. As of December 31, 2020, investments reported at fair value for which we did not receive a fair value from a pricing service or broker accounted for less than 1% of our investment portfolio. The actual value at which such securities could be sold or settled with willing buyer or seller may differ from such estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller. The cost of securities sold is based on the specific identification method.
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
Effective January 1, 2020 with the adoption of ASU 2016-13 Financial Instruments-Credit Losses, we recognize credit losses on fixed maturities through an allowance account. For fixed maturities that we do not intend to sell or for which it is more likely than not we will not be required to sell prior to the anticipated recovery in value, we separate the credit component of the impairment from the component related to all other market factors and report the credit loss component to net realized investment gains (losses) in the Consolidated Statement of Income (Loss). The impairment related to all other market factors is reported as a separate component of shareholder’s equity in other comprehensive income (loss). The credit loss allowance account is adjusted for any additional credit losses or subsequent recoveries and the cost basis of the fixed maturity security is not adjusted.
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
We report accrued investment income separately from fixed maturity securities and have elected to not measure an allowance for credit losses for accrued investment income. The write-off of investment income accrued for fixed maturities that have defaulted on interest payments is recognized as a loss in net realized investment gains (losses), in the period of the default, in the Consolidated Statement of Income (Loss).

All investment balances include amounts relating to trade capital providers. The results of operations and other comprehensive income exclude amounts relating to trade capital providers. Trade capital providers’ participation in the syndicate results are included in reinsurance recoverable for ceded losses and reinsurance payable for ceded premiums.
Receivables
Premiums receivable, representing amounts due from insureds, are presented net of an allowance for uncollectible premiums, including expected credit losses, both dispute and credit related. Premiums receivable include amounts relating to the trade capital providers’ quota share. The allowance is based upon our ongoing review of amounts outstanding, historical loss data, including delinquencies and write-offs, current and forecasted economic conditions and other relevant factors. Credit risk is partially mitigated by our ability to cancel the policy if the policyholder does not pay the premium.
Reinsurance recoverables represent amounts of paid losses and loss adjustment expenses, case reserves and incurred but not reported (“IBNR”) amounts ceded to reinsurers under reinsurance treaties. Reinsurance recoverables also reflect amounts that are due from trade capital providers. Amounts recoverable from reinsurers are estimated in a manner consistent with the associated claim liability. We report our reinsurance recoverables net of an allowance for estimated uncollectible reinsurance, including expected credit losses. The allowance is based upon our ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, disputes, applicable coverage defenses and other relevant factors. We use the rating-based method to estimate the uncollectible reinsurance reserves due to credit losses. Under this method, reinsurance credit risk is estimated by considering the reinsurers probability of default. Reinsurance recoverables are forecasted out of the assumed billing periods and a liquidation factor is applied based on the rating of the reinsurer and adjusted as needed based on our historical experience with the reinsurers. Additionally, reinsurance receivable balances are evaluated to identify any dispute risk and when required, an additional reserve is recorded. Amounts deemed to be uncollectible, including amounts due from known insolvent reinsurers, are written off against the allowance. Changes in the allowance, as well as any subsequent collections of amounts previously written off, are reported as part of underwriting expense. We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies.
Recoveries occur when subsequent collection or litigation results in the receipt of amounts previously written off. Amounts recovered are applied against the allowance for expected credit losses. For further disclosures about the allowance for expected credit losses, see Note 5, “Allowance for Credit Losses.”
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
Retrospectively Rated Policies
We have written a number of workers compensation, property and other liability policies that are retrospectively rated. Under this type of policy, the policyholder or coverholder may be entitled, subsequent to coverage expiration, to a refund or may owe additional premiums based on the amount of losses incurred under the policy. The retrospective premium adjustments on certain policies are limited to a minimum or maximum premium adjustment, which is calculated as a percentage of the standard amount of premium charged during the life of the policy. Accrued retrospectively rated premiums have been determined based on estimated ultimate loss experience of the individual policyholder accounts. The estimated liability for return of premiums under retrospectively rated policies is included in “Unearned premiums” in our consolidated balance sheets and was $6.5 million and $5.4 million at December 31, 2020 and 2019, respectively. The estimated amount included in premiums receivables for additional premiums due under retrospectively rated policies was $0.2 million and $0.3 million at December 31, 2020 and 2019, respectively.

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
The 2020 and 2019 net amortization of policy acquisition costs will not equal the change in our consolidated balance sheets as the trade capital providers’ share is not reflected in our consolidated statements of income (loss) and differences arise from foreign currency exchange rates applied to deferred acquisition costs which are treated as a nonmonetary asset.
Leases
We determine if a contract contains a lease at inception and recognize operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments at the commencement date. As our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments. Lease agreements have lease and non-lease components. We account for these components separately, therefore our operating lease right-of-use asset and operating lease liabilities represent base rent only. Lease expense is recognized on a straight-line basis over the lease term. Renewal options are evaluated prior to the expiration date and recorded upon exercise.
We adopted ASU 2016-02, “Leases” (Topic 842) on the effective date of January 1, 2019 and applied the following practical expedients:
•We have elected to adopt this standard using the option transition method, which allows companies to continue applying the guidance under the lease standard in effect at that time in the comparative periods presented in the consolidated financial statements. The adoption of the standard had no effect on our consolidated shareholders’ equity. Prior periods were not restated.
•We have elected the “package of practical expedients,” which permits us not to reassess under the new standard our prior conclusion about lease identification, lease classification and initial direct costs.
•Where we are the lessor, we have elected the practical expedient which permits us to not separate non-lease components from the associated lease components if the non-lease components otherwise would be accounted for in accordance with the new revenue standard.
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
We perform our annual goodwill impairment test on the first day of the fourth quarter of each year, October 1, of each year. As a result of the reviews performed on each of our reporting units for each of the years ended December 31, 2020 and 2018, we determined that the estimated fair value exceeded the respective carrying value of our reporting units for those years and goodwill was not impaired.
In conjunction with our annual test, the fair value of each reporting unit exceeded its carrying value for the year ended December 31, 2019, except for our European reporting unit. As a result of this testing, we determined that the goodwill of the European reporting unit, which is included in our International Operations segment, was fully impaired and recorded a pre-tax charge of $15.6 million. Our European reporting unit was adversely impacted by a continuing soft market. Additionally, we incurred higher than expected losses and loss adjustment expenses due to adverse prior accident year loss reserve development resulting from the receipt of new information in the second half of 2019 relating to claims trends across various lines of business, coupled with increased current accident year losses and loss adjustment expenses as a result of these claim trends. Using these facts and trends, we calculated the discounted cash flows for the European reporting unit, which resulted in the indication that the carrying value of the reporting unit exceeded its fair value, resulting in the impairment.
Other indefinite-lived intangible assets and intangible assets with finite lives were also reviewed for impairment as of October 1 of each year. As a result of the reviews performed on each of the entity’s reporting units for the three years ended December 31, 2020, 2019 and 2018, the Company determined that the other indefinite-lived intangible assets and finite-lived intangible assets were not impaired.
On April 30, 2020, we sold our Trident Public Risk Solutions (“Trident”) brand and wrote off $4.9 million of goodwill as a result of the Trident transaction. On November 25, 2020, we sold Ariel Re’s premium renewal rights and wrote off $9.2 million of goodwill and $30.2 million of intangible assets, net of accumulated amortization, as a result of the Ariel Re transaction. For more information about these transactions, see Note 3, “Recent Acquisitions, Disposals & Other Transactions.”
The following table presents our intangible assets and accumulated amortization at December 31:

	December 31,
	2020		2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Lloyd's capacity	$60.5	n/a	$89.0	n/a
Distribution network	45.5	45.5	50.2	48.2
Other	6.2	6.2	8.1	7.3
	$112.2	$51.7	$147.3	$55.5
During the years ended December 31, 2020, 2019 and 2018, amortization expense was $1.1 million, $1.7 million and $3.3 million, respectively, and is included in “underwriting, acquisition and insurance expenses” in our consolidated statements of income (loss). The entirety of the amortization expense recorded in the year 2020 relates to Ariel Re and was calculated pro-rata before the sale. As of December 31, 2020, all of our intangible assets have been fully amortized and we have no estimated amortization expense.
Property and Equipment
Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and carried at cost less accumulated depreciation and are reported in “other assets” in our consolidated balance sheets. Depreciation is calculated using a straight-line method over the estimated useful lives of the assets, generally three to thirty-nine years. The accumulated depreciation for property and equipment was $163.3 million and $153.2 million at December 31, 2020 and 2019, respectively. The net book value of our property and equipment at December 31, 2020 and 2019 was $130.4 million and $140.4 million, respectively. The depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $24.1 million, $24.4 million and $24.5 million, respectively.

Assets Held for Sale
In December 2019, we entered into a series of agreements with a real estate firm to market and sell four company owned condominiums. During 2020, we sold two of the condominiums. One of the remaining two condominiums was sold in January 2021, and the remaining property is anticipated to be sold in 2021.
We have classified these properties and other corporate assets as “Assets held for sale” of $7.7 million and $15.4 million in our Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively. We have recorded the assets at their fair market values as of December 31, 2020 and 2019 based on independent appraisals and active listing prices. As a result of the reclassification to “Assets held for sale,” we recorded pre-tax losses of $0.8 million and $3.7 million, which are included in “Other corporate expenses” in our Consolidated Statements of Income (Loss) for the years ended December 31, 2020 and 2019, respectively. These assets and the related pre-tax losses are reported as part of our Corporate and Other reporting segment in Note 20, “Segment Information.”
Derivative Instruments
We enter into short-term, currency spot and forward contracts to manage operational currency exposure on our Canadian dollar (“CAD”) investment portfolio and certain catastrophic events, minimize negative impacts to investment portfolio returns, and gain exposure to a total return strategy which invests in multiple currencies. The forward contracts are typically thirty to ninety days and are renewed as management deems necessary to accomplish the objectives of the contracts. These foreign currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other assets” at December 31, 2020 and 2019, respectively. The realized and unrealized gains and losses are included in “Net realized investment and other gains (losses) in our Consolidated Statements of Income. The forwards contracts are not designated as hedges for accounting purposes.
Share-Based Payments
Compensation expense for share-based payments is recognized based on the measurement-date fair value for awards that will settle in shares. Compensation expense for awards that are settled in equity are recognized on a straight line pro rata basis over the vesting period, adjusted for expected forfeitures. See Note 15, “Share-based Compensation” for related disclosures.
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
Translation gains and losses related to our operations in Brazil, Malta and Italy are recorded as a component of shareholders’ equity in our consolidated balance sheets. At December 31, 2020 and 2019, the foreign currency translation adjustments were a loss of $37.9 million and $22.6 million, respectively.
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

Supplemental Cash Flow Information
Interest paid and income taxes paid (recovered) were as follows:

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Senior unsecured fixed rate notes	$9.3	$9.3	$9.3
Junior subordinated debentures	11.9	16.2	15.5
Other indebtedness	5.2	7.6	6.5
Total interest paid	$26.4	$33.1	$31.3

Income taxes paid	47.7	24.0	—
Income taxes recovered	(1.8)	(0.1)	24.8
Income taxes paid, net	$45.9	$23.9	$24.8
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (Topic 326), commonly referred to as current expected credit losses or CECL. ASU 2016-13 requires organizations to estimate credit losses on certain types of financial instruments, including receivables and available-for-sale debt securities, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. The updated guidance also amends the previous other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within the year of adoption. The guidance requires a modified retrospective transition method.
We adopted the updated guidance effective January 1, 2020 using the modified retrospective approach, which resulted in a $7.9 million net of tax reduction to retained earnings. Partially offsetting this reduction of retained earnings was a $5.7 million net of tax increase in other comprehensive income representing the reclassification of unrealized investment losses to credit losses under this accounting update. The cumulative effect adjustment decreased shareholders’ equity $2.2 million. Please see Note 4, “Investments” and Note 5, “Allowance for Credit Losses” for further discussion of the impact of ASU 2016-13 on our financial position and results of operations at and for the year ended December 31, 2020.
In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other” (Topic 350). ASU 2017-4 eliminates the requirement to calculate the implied fair value of goodwill that is done in Step 2 of the goodwill impairment test to measure a goodwill impairment loss. Instead, entities will record an impairment loss based on the excess of a reporting unit’s carrying amount over its fair value. The guidance was applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. This ASU did not have a material impact on our financial results or disclosures.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820).” ASU 2018-13 eliminates, adds and modifies certain disclosure requirements on fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within the year of adoption. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments are applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. This ASU did not have a material impact on our financial results or disclosures.

2.    Revisions of Previously Issued Financial Statements
In connection with the preparation, review and audit of the Company's consolidated financial statements required to be included in this Annual Report on Form 10-K for the year ended December 31, 2020, management identified certain immaterial errors in our historical financial statements primarily related to the accounting for (1) foreign currency exchange gains and losses associated with a specific reinsurance contract and (2) errors in the Company’s tax provision primarily related to the Company’s allocation of certain corporate-level expenses to our subsidiary companies, as well as other previously identified immaterial errors. In accordance with the guidance set forth in SEC Staff Bulletin 99, Materiality, and SEC Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financials, the Company concluded these errors were not material to the previously issued Consolidated Financial Statements, however, correcting the cumulative effect of the errors in 2020 would materially misstate the 2020 consolidated financial statements. Accordingly, we are revising our historical financial statements to correct the immaterial errors. We will revise previously reported financial information for these immaterial errors in our future filings, as applicable.
As a result of the aforementioned revisions, the financial results herein vary from those furnished as an exhibit to the Form 8-K the Company filed with the Securities and Exchange Commission on February 17, 2021.
The adjustments to the Company’s annual and quarterly previously issued financial statements are shown on the following pages, grouped by (1) the audited financial statements and (2) interim period unaudited financial statements, as well as (3) the related adjustments to the Company’s parent company financial information. The Company’s parent company financial information is disclosed on Schedule II of this Annual Report on Form 10-K.
All adjustments to the Statements of Cash Flows for the periods affected by the errors noted below were reclassifications within cash provided by operating activities.
Adjusted Consolidated Balance Sheet as of December 31, 2019:

	December 31, 2019
(in millions)	As reported	Adjustments	As adjusted
Fixed maturities available-for-sale, at fair value	$3,633.5	$(3.6)	$3,629.9
Equity securities available-for-sale, at fair value	124.4	11.6	136.0
Other investments	496.5	(9.9)	486.6
Total investments	5,099.4	(1.9)	5,097.5
Premiums receivable	688.2	(11.7)	676.5
Reinsurance recoverables	3,104.6	2.6	3,107.2
Deferred tax asset, net	6.1	4.5	10.6
Other assets	387.1	0.8	387.9
Total assets	10,514.5	(5.7)	10,508.8
Accrued underwriting expenses and other liabilities	226.0	(4.1)	221.9
Ceded reinsurance payable, net	1,203.1	(1.9)	1,201.2
Funds held	50.6	4.6	55.2
Current income taxes payable, net	0.8	13.1	13.9
Total liabilities	8,733.4	11.7	8,745.1
Retained earnings	811.1	(17.4)	793.7
Total shareholders’ equity	1,781.1	(17.4)	1,763.7
Total liabilities and shareholders' equity	10,514.5	(5.7)	10,508.8

Adjusted Consolidated Statement of Income (Loss) for the three months and year ended December 31, 2019:

	Three Months Ended December 31, 2019			Year Ended December 31, 2019
	As reported	Adjustments	As adjusted	As reported	Adjustments	As adjusted
(in millions, except per share amounts)	(Unaudited)
Earned premiums	$425.8	$—	$425.8	$1,729.5	$0.2	$1,729.7
Net realized investment gains	21.7	0.1	21.8	80.0	0.1	80.1
Total revenue	484.5	0.1	484.6	1,969.7	0.3	1,970.0
Underwriting, acquisition and insurance expenses	180.2	—	180.2	665.8	0.2	666.0
Interest expense	8.3	0.1	8.4	33.6	0.5	34.1
Foreign currency exchange gains	(3.4)	(1.1)	(4.5)	(9.6)	(0.2)	(9.8)
Total expenses	587.8	(1.0)	586.8	1,969.5	0.5	1,970.0
(Loss) income before income taxes	(103.3)	1.1	(102.2)	0.2	(0.2)	—
Income tax provision	—	0.5	0.5	8.6	5.5	14.1
Net loss	(103.3)	0.6	(102.7)	(8.4)	(5.7)	(14.1)

Net loss per common share:
Basic	$(3.01)	$0.02	$(2.99)	$(0.25)	$(0.16)	$(0.41)
Diluted	$(3.01)	$0.02	$(2.99)	$(0.25)	$(0.16)	$(0.41)

Consolidated Balance Sheet impact on opening balances as of January 1, 2019 and 2018:

	Impact on opening balances as of January 1, 2019
(in millions)	As reported	Adjustments	As adjusted
Equity securities available-for-sale, at fair value	$354.5	$11.6	$366.1
Other investments	489.8	(9.9)	479.9
Cash	139.2	0.5	139.7
Premiums receivable	649.9	(4.7)	645.2
Reinsurance recoverables	2,688.3	0.9	2,689.2
Current income taxes receivable, net	8.2	(8.2)	—
Deferred tax asset, net	—	1.3	1.3
Accrued underwriting expenses and other liabilities	261.9	1.1	263.0
Ceded reinsurance payable, net	970.5	(1.3)	969.2
Funds held	37.2	7.2	44.4
Current income taxes payable, net	—	2.4	2.4
Deferred tax liabilities, net	6.2	(6.2)	—
Retained earnings	862.6	(11.7)	850.9

	Impact on opening balances as of January 1, 2018
(in millions)	As reported	Adjustments	As adjusted
Other investments	$543.6	$0.8	$544.4
Premiums receivable	598.6	(4.6)	594.0
Current income taxes receivable, net	1.4	(1.2)	0.2
Other assets	309.6	0.2	309.8
Accrued underwriting expenses and other liabilities	146.9	(0.3)	146.6
Ceded reinsurance payable, net	734.0	0.4	734.4
Deferred tax liabilities, net	31.3	1.9	33.2
Retained earnings	977.0	(6.8)	970.2

Adjusted Consolidated Statement of Income (Loss) for the year ended December 31, 2018:

	Year Ended December 31, 2018
(in millions, except per share amounts)	As reported	Adjustments	As adjusted
Earned premiums	$1,731.7	$(0.2)	$1,731.5
Net investment income	133.1	(0.8)	132.3
Total revenue	1,801.8	(1.0)	1,800.8
Underwriting, acquisition and insurance expenses	654.7	1.4	656.1
Interest expense	31.6	0.3	31.9
Foreign currency exchange losses (gains)	(0.1)	4.0	3.9
Total expenses	1,734.1	5.7	1,739.8
(Loss) income before income taxes	67.7	(6.7)	61.0
Income tax (benefit) provision	4.1	(0.1)	4.0
Net (loss) income	63.6	(6.6)	57.0

Net income (loss) per common share:
Basic	$1.87	$(0.19)	$1.68
Diluted	$1.83	$(0.18)	$1.65

Adjusted Consolidated Balance Sheet as of September 30, 2020:

	September 30, 2020
	As reported	Adjustments	As adjusted
(in millions)	(Unaudited)
Premiums receivable	$797.0	$(6.8)	$790.2
Current income taxes receivable, net	11.2	(3.7)	7.5
Deferred tax asset, net	17.0	(2.2)	14.8
Other assets	358.5	0.1	358.6
Total assets	10,734.3	(12.6)	10,721.7
Accrued underwriting expenses and other liabilities	202.8	2.5	205.3
Ceded reinsurance payable, net	1,085.0	0.7	1,085.7
Total liabilities	8,869.8	3.2	8,873.0
Retained earnings	714.2	(15.8)	698.4
Total shareholders' equity	1,864.5	(15.8)	1,848.7
Total liabilities and shareholders' equity	10,734.3	(12.6)	10,721.7

Adjusted Consolidated Statement of Income (Loss) for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	As reported	Adjustments	As adjusted	As reported	Adjustments	As adjusted
(in millions, except per share amounts)	(Unaudited)			(Unaudited)
Net realized investment (losses) gains	$(5.7)	$—	$(5.7)	$33.3	$(0.1)	$33.2
Change in fair value of equity securities	10.5	—	10.5	(12.0)	(1.7)	(13.7)
Net realized investment losses	(5.7)	—	(5.7)	(21.7)	(1.8)	(23.5)
Total revenue	483.5	—	483.5	1,377.0	(1.8)	1,375.2
Underwriting, acquisition and insurance expenses	164.3	0.2	164.5	493.7	0.2	493.9
Interest expense	6.8	0.1	6.9	21.3	0.4	21.7
Foreign currency exchange losses	11.6	(3.2)	8.4	15.0	(1.4)	13.6
Total expenses	512.9	(2.9)	510.0	1,422.3	(0.8)	1,421.5
Loss before income taxes	(29.4)	2.9	(26.5)	(45.3)	(1.0)	(46.3)
Income tax provision	0.2	(3.6)	(3.4)	9.5	(2.6)	6.9
Net loss	(29.6)	6.5	(23.1)	(54.8)	1.6	(53.2)
Net loss attributable to common shareholders	(31.6)	6.5	(25.1)	(56.8)	1.6	(55.2)

Net loss attributable to common shareholders per common share:
Basic	$(0.91)	$0.19	$(0.72)	$(1.64)	$0.04	$(1.60)
Diluted	$(0.91)	$0.19	$(0.72)	$(1.64)	$0.04	$(1.60)

Adjusted Consolidated Balance Sheet as of June 30, 2020:

	June 30, 2020
	As reported	Adjustments	As adjusted
(in millions)	(Unaudited)
Premiums receivable	$800.2	$(15.2)	$785.0
Deferred tax asset, net	18.9	(3.0)	15.9
Other assets	414.7	(0.2)	414.5
Total assets	10,396.7	(18.4)	10,378.3
Accrued underwriting expenses and other liabilities	154.8	2.2	157.0
Ceded reinsurance payable, net	1,042.7	(4.7)	1,038.0
Current income taxes payable, net	27.1	6.4	33.5
Total liabilities	8,666.7	3.9	8,670.6
Retained earnings	756.7	(22.3)	734.4
Total shareholders' equity	1,730.0	(22.3)	1,707.7
Total liabilities and shareholders' equity	10,396.7	(18.4)	10,378.3

Adjusted Consolidated Statement of Income (Loss) for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	As reported	Adjustments	As adjusted	As reported	Adjustments	As adjusted
(in millions, except per share amounts)	(Unaudited)			(Unaudited)
Net investment income	1.5	(0.1)	1.4	37.0	—	37.0
Net realized investment gains	$11.1	$—	$11.1	$39.0	$(0.1)	$38.9
Change in fair value of equity securities	16.8	(1.7)	15.1	(22.5)	(1.7)	(24.2)
Net realized investment gains (losses)	20.1	(1.7)	18.4	(16.0)	(1.8)	(17.8)
Total revenue	457.0	(1.8)	455.2	893.5	(1.8)	891.7
Underwriting, acquisition and insurance expenses	161.4	(0.1)	161.3	329.4	—	329.4
Interest expense	6.8	0.2	7.0	14.5	0.3	14.8
Foreign currency exchange losses	6.4	(2.1)	4.3	3.4	1.8	5.2
Total expenses	451.3	(2.0)	449.3	909.4	2.1	911.5
Income (loss) before income taxes	5.7	0.2	5.9	(15.9)	(3.9)	(19.8)
Income tax provision	12.1	(0.8)	11.3	9.3	1.0	10.3
Net loss	(6.4)	1.0	(5.4)	(25.2)	(4.9)	(30.1)

Net loss per common share:
Basic	$(0.18)	$0.02	$(0.16)	$(0.73)	$(0.14)	$(0.87)
Diluted	$(0.18)	$0.02	$(0.16)	$(0.73)	$(0.14)	$(0.87)

Adjusted Consolidated Balance Sheet as of March 31, 2020:

	March 31, 2020
	As reported	Adjustments	As adjusted
(in millions)	(Unaudited)
Equity securities available-for-sale, at fair value	$132.9	$11.6	$144.5
Other investments	422.4	(9.9)	412.5
Total investments	4,811.4	1.7	4,813.1
Premiums receivable	739.1	(20.9)	718.2
Deferred tax asset, net	44.5	(3.6)	40.9
Other assets	435.4	(0.6)	434.8
Total assets	10,201.3	(23.4)	10,177.9
Accrued underwriting expenses and other liabilities	185.3	2.1	187.4
Ceded reinsurance payable, net	1,094.8	(8.8)	1,086.0
Current income taxes payable, net	17.7	6.6	24.3
Total liabilities	8,564.5	(0.1)	8,564.4
Retained earnings	773.7	(23.3)	750.4
Total shareholders' equity	1,636.8	(23.3)	1,613.5
Total liabilities and shareholders' equity	10,201.3	(23.4)	10,177.9
Adjusted Consolidated Statement of Income (Loss) for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
	As reported	Adjustments	As adjusted
(in millions, except per share amounts)	(Unaudited)
Net investment income	35.5	0.1	35.6
Net realized investment gains	$27.9	$(0.1)	$27.8
Net realized investment losses	(36.1)	(0.1)	(36.2)
Total revenue	436.5	—	436.5
Underwriting, acquisition and insurance expenses	168.0	0.1	168.1
Interest expense	7.7	0.1	7.8
Foreign currency exchange gains (losses)	(3.0)	3.9	0.9
Total expenses	458.1	4.1	462.2
Loss before income taxes	(21.6)	(4.1)	(25.7)
Income tax benefit	(2.8)	1.8	(1.0)
Net loss	(18.8)	(5.9)	(24.7)

Net loss per common share:
Basic	$(0.55)	$(0.17)	$(0.72)
Diluted	$(0.55)	$(0.17)	$(0.72)

Adjusted Consolidated Balance Sheet as of September 30, 2019:

	September 30, 2019
	As reported	Adjustments	As adjusted
(in millions)	(Unaudited)
Equity securities, at fair value	$400.6	$11.6	$412.2
Other investments	500.0	(9.9)	490.1
Total investments	5,127.0	1.7	5,128.7
Premiums receivable	740.3	(12.8)	727.5
Current income taxes receivable, net	0.2	(0.2)	—
Other assets	390.6	(0.1)	390.5
Total assets	10,445.8	(11.4)	10,434.4
Accrued underwriting expenses and other liabilities	283.9	1.8	285.7
Ceded reinsurance payable, net	1,175.7	(2.9)	1,172.8
Current income taxes payable, net	—	9.8	9.8
Deferred tax liabilities, net	19.9	(2.1)	17.8
Total liabilities	8,552.4	6.6	8,559.0
Retained earnings	925.0	(18.0)	907.0
Total shareholders' equity	1,893.4	(18.0)	1,875.4
Total liabilities and shareholders' equity	10,445.8	(11.4)	10,434.4

Adjusted Consolidated Statement of Income (Loss) for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	As reported	Adjustments	As adjusted	As reported	Adjustments	As adjusted
(in millions, except per share amounts)	(Unaudited)			(Unaudited)
Earned premiums	$451.5	$—	$451.5	$1,303.7	$0.2	$1,303.9
Total revenue	487.4	—	487.4	1,485.2	0.2	1,485.4
Underwriting, acquisition and insurance expenses	164.0	—	164.0	485.6	0.2	485.8
Interest expense	7.5	0.2	7.7	25.3	0.4	25.7
Foreign currency exchange gains	(1.6)	0.7	(0.9)	(6.2)	0.9	(5.3)
Total expenses	513.6	0.9	514.5	1,381.7	1.5	1,383.2
(Loss) income before income taxes	(26.2)	(0.9)	(27.1)	103.5	(1.3)	102.2
Income tax (benefit) provision	(1.1)	—	(1.1)	8.6	5.0	13.6
Net (loss) income	(25.1)	(0.9)	(26.0)	94.9	(6.3)	88.6
Net (loss) income attributable to common shareholders	(25.1)	(0.9)	(26.0)	94.9	(6.3)	88.6

Net (loss) income per common share:
Basic	$(0.73)	$(0.03)	$(0.76)	$2.78	$(0.19)	$2.59
Diluted	$(0.73)	$(0.03)	$(0.76)	$2.73	$(0.18)	$2.55

Adjusted Consolidated Balance Sheet as of June 30, 2019:

	June 30, 2019
	As reported	Adjustments	As adjusted
(in millions)	(Unaudited)
Equity securities, at fair value	$421.0	$11.6	$432.6
Other investments	509.4	(9.9)	499.5
Total investments	4,877.6	1.7	4,879.3
Premiums receivable	728.0	(11.2)	716.8
Current income taxes receivable, net	3.8	(3.8)	—
Total assets	10,166.7	(13.3)	10,153.4
Accrued underwriting expenses and other liabilities	279.4	1.6	281.0
Ceded reinsurance payable, net	1,052.8	(2.0)	1,050.8
Current income taxes payable, net	—	6.2	6.2
Deferred tax liabilities, net	25.4	(2.0)	23.4
Total liabilities	8,237.7	3.8	8,241.5
Retained earnings	959.9	(17.1)	942.8
Total shareholders' equity	1,929.0	(17.1)	1,911.9
Total liabilities and shareholders' equity	10,166.7	(13.3)	10,153.4
Adjusted Consolidated Statement of Income (Loss) for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	As reported	Adjustments	As adjusted	As reported	Adjustments	As adjusted
(in millions, except per share amounts)	(Unaudited)			(Unaudited)
Earned premiums	$431.7	$—	$431.7	$852.2	$0.2	$852.4
Total revenue	488.6	—	488.6	997.8	0.2	998.0
Underwriting, acquisition and insurance expenses	161.4	0.2	161.6	321.6	0.2	321.8
Interest expense	9.3	0.1	9.4	17.8	0.2	18.0
Foreign currency exchange gains	(5.3)	1.5	(3.8)	(4.6)	0.2	(4.4)
Total expenses	459.0	1.8	460.8	868.1	0.6	868.7
Income before income taxes	29.6	(1.8)	27.8	129.7	(0.4)	129.3
Income tax provision	0.8	—	0.8	9.7	5.0	14.7
Net income	28.8	(1.8)	27.0	120.0	(5.4)	114.6

Net income per common share:
Basic	$0.84	$(0.05)	$0.79	$3.52	$(0.16)	$3.36
Diluted	$0.83	$(0.05)	$0.78	$3.45	$(0.15)	$3.30

Adjusted Consolidated Balance Sheet as of March 31, 2019:

	March 31, 2019
	As reported	Adjustments	As adjusted
(in millions)	(Unaudited)
Equity securities, at fair value	$403.2	$11.6	$414.8
Other investments	483.3	(9.9)	473.4
Total investments	4,903.5	1.7	4,905.2
Premiums receivable	673.2	(8.3)	664.9
Current income taxes receivable, net	5.0	(5.0)	—
Total assets	9,954.5	(11.6)	9,942.9
Accrued underwriting expenses and other liabilities	248.2	1.3	249.5
Ceded reinsurance payable, net	1,047.1	(0.7)	1,046.4
Current income taxes payable, net	—	5.1	5.1
Deferred tax liabilities, net	20.7	(2.0)	18.7
Total liabilities	8,073.9	3.7	8,077.6
Retained earnings	943.0	(15.3)	927.7
Total shareholders' equity	1,880.6	(15.3)	1,865.3
Total liabilities and shareholders' equity	9,954.5	(11.6)	9,942.9

Adjusted Consolidated Statement of Income (Loss) for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
	As reported	Adjustments	As adjusted
(in millions, except per share amounts)	(Unaudited)
Earned premiums	$420.5	$0.2	$420.7
Total revenue	509.2	0.2	509.4
Interest expense	8.5	0.1	8.6
Foreign currency exchange losses (gains)	0.7	(1.3)	(0.6)
Total expenses	409.1	(1.2)	407.9
Income before income taxes	100.1	1.4	101.5
Income tax provision	8.9	5.0	13.9
Net income	91.2	(3.6)	87.6

Net income per common share:
Basic	$2.68	$(0.10)	$2.58
Diluted	$2.63	$(0.11)	$2.52

Adjusted Condensed Financial Information of the Registrant as of December 31, 2019:

	December 31, 2019
(in millions)	As reported	Adjustments	As adjusted
Investments in subsidiaries	$1,916.7	$(17.4)	$1,899.3
Total assets	1,974.7	(17.4)	1,957.3
Total shareholders’ equity	1,781.1	(17.4)	1,763.7
Total liabilities and shareholders' equity	1,974.7	(17.4)	1,957.3

Adjusted Condensed Financial Information of the Registrant for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019			Year Ended December 31, 2018
(in millions)	As reported	Adjustments	As adjusted	As reported	Adjustments	As adjusted
Equity in undistributed earnings of subsidiaries	$(22.8)	$46.4	$23.6	$44.8	$29.9	$74.7
Net (loss) income	(8.4)	(5.7)	(14.1)	63.6	(6.6)	57.0

3.     Recent Acquisitions, Disposals & Other Transactions
Sale of Trident Brand and Platform
On April 30, 2020, we sold our Trident brand and underwriting platform to Paragon Insurance Holdings, LLC (“Paragon”) and received $38 million in cash, with additional consideration in future periods depending on performance post-closing. We recognized a pre-tax gain of $32.3 million related to the sale, which is included in "Net realized investment gains (losses)" in our Consolidated Statements of Income (Loss) for the year ended December 31, 2020. Trident was one of the business units within our U.S. Operations reporting segment.
Paragon will continue to write business on Argo paper through a managing general agency agreement, and we will retain Trident’s claims operations and provide claims services to Paragon for the public entity business.
Acquisition of Ariel Indemnity Limited
Effective June 12, 2020, Argo Group and our subsidiary Argo Re Ltd. (“Argo Re”) acquired 100% of the capital stock of Ariel Indemnity Limited (“AIL”) for consideration of $55.6 million. The acquisition of AIL was made pursuant to the former owners (the “Sellers”) of Maybrooke Holdings, S.A. (“Maybrooke”) exercising a put option within the Administrative Services Agreement (“ASA”) between the Company and the Sellers. The ASA was part of the stock purchase agreement between the Company and the Sellers related to our February 6, 2017 acquisition of Maybrooke, the since-liquidated holding company of our Ariel Re platform. The $55.6 million sales price is equal to the 2019 year-end tangible net worth of the AIL, less certain administrative costs. Upon acquiring AIL, we dissolved AIL and merged it into Argo Re.
The acquisition is being accounted for in accordance with ASC 805, “Business Combinations.” Purchase accounting, as defined by ASC 805, requires that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The fair values disclosed herein were determined based on management’s best estimates and the finalization of certain valuation analyses during the fourth quarter of 2020. Provisional fair values were recorded in the Company’s interim consolidated financial statements and notes for the period ending September 30, 2020. AIL’s financial position, results of operations, and cash flows were not material to our consolidated financial results as of and for the year ended December 31, 2020. No goodwill or intangible assets were recognized from this transaction.
Reinsurance-to-close ("RITC") of ArgoGlobal Syndicate 1200
On October 12, 2020, ArgoGlobal, the Lloyd’s insurer and member of Argo, announced a reinsurance-to-close (“RITC”) transaction with legacy specialist RiverStone. RiverStone provided an RITC of ArgoGlobal’s Syndicate 1200 for 2017 and prior years with net technical provision of approximately $217 million. The transaction received regulatory approval on January 29, 2021, with the RITC becoming effective on January 1, 2021.
Sale of Ariel Re
On November 25, 2020, we closed on the sale of our reinsurance business, Ariel Re, to Pelican Ventures and J.C. Flowers & Co. Under the terms of the agreement, we received $30 million at closing. Ariel Re is the reinsurance platform through which Lloyd’s Syndicate 1910 reinsurance business is underwritten. We recognized a loss of $9.4 million related to the sale, which is included in "Net realized investment (losses) gains" in our Consolidated Statements of Income (Loss) for the year ended December 31, 2020. Ariel Re is one of the business units within our International Operations reporting segment. Pelican Ventures and affiliates will capitalize the 2021 year of account, and Argo will maintain responsibility for all years of account 2020 and prior. Additionally, in accordance with the transaction agreement, Ariel Re’s equity interests in ArgoGlobal Services (Hong Kong) Limited (“AGSL”) and Ariel Re Bda Limited (“ARBL”) were transferred to Pelican Ventures and J.C. Flowers & Co. AGSL is authorized in Hong Kong by the Insurance Agency of Hong Kong as an insurance agent and is a Lloyd's approved coverholder. ARBL is an exempted company limited by shares, incorporated in Bermuda and registered as an insurance agent under the Bermuda Insurance Act.
Sale of ArgoGlobal Assicurazioni S.p.A
On December 23, 2020, we announced an agreement to sell our Italian operations, ArgoGlobal Assicurazioni, to Perfuturo Capital AG (“Perfuturo”), a Swiss Holding Company. Closing of the transaction is subject to regulatory approval and is expected to occur in early 2021. Pursuant to the Argo Reinsurance Agreement, Argo Re will reinsure substantially all of ArgoGlobal Assicurazioni's legacy business as of the effective date of the agreement for all underwriting years.

4.Investments
Included in “total investments” in our consolidated balance sheets at December 31, 2020 and 2019 is $140.3 million and $156.8 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party participants that provide underwriting capital to the operations of Syndicates 1200 and 1910.
Fixed Maturities
The amortized cost, gross unrealized gains, gross unrealized losses and fair value in fixed maturity investments were as follows:

December 31, 2020
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses(1)	Fair Value
Fixed maturities
U.S. Governments	$385.4	$14.7	$0.3	$—	$399.8
Foreign Governments	284.1	11.6	0.7	0.2	294.8
Obligations of states and political subdivisions	163.1	7.7	0.3	0.1	170.4
Corporate bonds	1,925.9	75.3	13.3	6.1	1,981.8
Commercial mortgage-backed securities	324.8	15.2	0.3	—	339.7
Residential mortgage-backed securities	491.4	17.4	0.6	—	508.2
Asset-backed securities	120.5	2.9	0.4	0.2	122.8
Collateralized loan obligations	285.9	4.9	1.2	—	289.6
Total fixed maturities	$3,981.1	$149.7	$17.1	$6.6	$4,107.1

December 31, 2019
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturities
U.S. Governments	$352.2	$2.3	$1.2	$—	$353.3
Foreign Governments	244.8	4.6	0.7	—	248.7
Obligations of states and political subdivisions	145.8	6.9	0.1	—	152.6
Corporate bonds	1,775.4	37.7	34.7	—	1,778.4
Commercial mortgage-backed securities	213.5	4.6	1.1	—	217.0
Residential mortgage-backed securities	479.0	10.4	0.6	—	488.8
Asset-backed securities	164.1	1.4	0.2	—	165.3
Collateralized loan obligations	226.7	0.5	1.4	—	225.8
Total fixed maturities	$3,601.5	$68.4	$40.0	$—	$3,629.9
Contractual Maturity
The amortized cost and fair values of fixed maturity investments as of December 31, 2020, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$324.9	$329.7
Due after one year through five years	1,743.6	1,791.9
Due after five years through ten years	607.8	639.3
Thereafter	82.2	85.9
Structured securities	1,222.6	1,260.3
Total	$3,981.1	$4,107.1
The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Other Invested Assets
Details regarding the carrying value and unfunded investment commitments of the other invested assets portfolio as of December 31, 2020 and 2019 were as follows:

December 31, 2020
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$111.2	$—
Private equity	211.4	80.0
Overseas deposits	102.1	—
Other	4.7	—
Total other investments	$429.4	$80.0

December 31, 2019
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$109.5	$—
Private equity	258.2	110.0
Overseas deposits	114.6	—
Other	4.3	—
Total other invested assets	$486.6	$110.0
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
•Other: Other includes participation in investment pools.
Unrealized Losses and Other-than-temporary Impairments
An aging of unrealized losses on our investments in fixed maturities is presented below:

December 31, 2020	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$40.6	$0.3	$—	$—	$40.6	$0.3
Foreign Governments	18.0	0.5	0.1	0.2	18.1	0.7
Obligations of states and political subdivisions	5.2	0.3	—	—	5.2	0.3
Corporate bonds	202.5	6.7	17.5	6.6	220.0	13.3
Commercial mortgage-backed securities	21.8	0.3	—	—	21.8	0.3
Residential mortgage-backed securities	74.4	0.4	3.0	0.2	77.4	0.6
Asset-backed securities	4.6	0.4	—	—	4.6	0.4
Collateralized loan obligations	121.1	0.9	49.1	0.3	170.2	1.2
Total fixed maturities	$488.2	$9.8	$69.7	$7.3	$557.9	$17.1

December 31, 2019	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$114.6	$1.1	$17.0	$0.1	$131.6	$1.2
Foreign Governments (1)	119.2	0.7	5.1	—	124.3	0.7
Obligations of states and political subdivisions (1)	0.7	—	2.1	0.1	2.8	0.1
Corporate bonds	249.7	18.9	63.6	15.8	313.3	34.7
Commercial mortgage-backed securities (1)	74.8	1.1	4.9	—	79.7	1.1
Residential mortgage-backed securities	66.9	0.3	25.2	0.3	92.1	0.6
Asset-backed securities	22.5	0.1	18.9	0.1	41.4	0.2
Collateralized loan obligations	54.9	0.8	116.7	0.6	171.6	1.4
Total fixed maturities	$703.3	$23.0	$253.5	$17.0	$956.8	$40.0
(1) Unrealized losses are less than $0.1 million.
We hold a total of 5,301 fixed maturity securities, of which 928 were in an unrealized loss position for less than one year and 149 were in an unrealized loss position for a period one year or greater as of December 31, 2020.
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

	Foreign Governments	Obligations of states and political subdivisions	Corporate bonds	Asset backed securities	Total
Beginning balance, January 1, 2020	$—	$—	$—	$—	$—
Additions-initial adoption of accounting standard	—	—	6.8	0.1	6.9
Securities for which allowance was not previously recorded	0.3	0.3	15.3	—	15.9
Securities sold during the period	(0.2)	—	(39.0)	(0.1)	(39.3)
Additional net increases (decreases) in existing allowance	0.1	(0.2)	23.0	0.2	23.1
Ending balance, December 31, 2020	$0.2	$0.1	$6.1	$0.2	$6.6
Total credit impairment losses included in net realized investment (losses) gains in the Consolidated Statement of Income was $39.9 million for the year ended December 31, 2020. Total other-than-temporary impairment losses included in net realized investments losses (gains) was $20.3 million for the year ended December 31, 2019.
Net Investment Income
Investment income and expenses were as follows:

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Investment income:
Interest on fixed maturities	$108.6	$129.5	$115.0
Dividends on equity securities	2.8	11.1	12.5
Income on alternative investments	10.4	22.4	19.0
Income on short-term and other investments	3.9	8.9	9.5
Investment income	125.7	171.9	156.0
Investment expenses	(13.0)	(20.8)	(23.7)
Net investment income	$112.7	$151.1	$132.3

Net Realized Investment Gains and Losses
The following table presents our gross realized investment gains (losses):

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Realized gains on fixed maturities and other
Fixed maturities	$37.1	$22.2	$17.7
Other investments, including short-terms	93.8	0.1	0.2
Other assets	32.3	33.0	41.4
	163.2	55.3	59.3
Realized losses on fixed maturities and other
Fixed maturities	(35.2)	(11.7)	(16.0)
Other investments, including short-terms	(78.6)	(31.3)	(40.0)
Other assets	(9.9)	—	—
Credit losses on fixed maturities	(39.9)	—	—
Other-than-temporary impairment losses	—	(20.3)	(7.6)
	(163.6)	(63.3)	(63.6)
Equity securities
Net realized (losses) gains on equity securities	(17.1)	128.9	37.4
Change in unrealized gains (losses) on equity securities held at the end of the period	10.3	(40.8)	(105.1)
Net realized (losses) gains on equity securities	(6.8)	88.1	(67.7)
Net realized investment and other (losses) gains before income taxes	(7.2)	80.1	(72.0)
Income tax (benefit) provision	1.3	16.2	11.2
Net realized investment (losses) gains, net of income taxes	$(8.5)	$63.9	$(83.2)
The cost of securities sold is based on the specific identification method.
Changes in unrealized appreciation (depreciation) related to investments are summarized as follows:

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Change in unrealized gains
Fixed maturities	$96.0	$93.3	$(88.1)
Other investments	(14.3)	4.4	0.1
Other and short-term investments	0.7	0.2	(0.5)
Net unrealized investment gains (losses) before income taxes	82.4	97.9	(88.5)
Income tax provision (benefit)	16.5	15.4	(13.0)
Net unrealized investment gains (losses), net of income taxes	$65.9	$82.5	$(75.5)
Foreign Currency Exchange Forward Contracts
We entered into foreign currency exchange forward contracts to manage operational currency exposure on our CAD investment portfolio and loss reserves due to certain catastrophic events and other claims, minimize negative impacts to investment portfolio returns, and gain exposure to a total return strategy which invests in multiple currencies.  The currency forward contracts are carried at fair value in our consolidated balance sheets in “other assets” at December 31, 2020 and 2019.  The gains and losses are included in “net realized investment and other gains” in our consolidated statements of income.
The fair value of our foreign currency exchange forward contracts as of December 31 was as follows:

(in millions)	December 31, 2020	December 31, 2019
Operational currency exposure	$0.4	$(0.8)
Asset manager investment exposure	(0.2)	(0.3)
Total return strategy	0.7	2.2
Total	$0.9	$1.1

The following table presents our gross investment realized gains and losses on our foreign currency exchange forward contracts:

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Realized gains
Operational currency exposure	13.2	5.7	9.7
Asset manager investment exposure	2.2	2.7	5.8
Total return strategy	61.6	22.5	26.7
Gross realized investment gains	77.0	30.9	42.2
Realized losses
Operational currency exposure	(8.6)	(10.6)	(7.9)
Asset manager investment exposure	(4.0)	(0.8)	(3.0)
Total return strategy	(62.3)	(17.6)	(28.6)
Gross realized investment losses	(74.9)	(29.0)	(39.5)
Net realized investment gains (losses) on foreign currency exchange forward contracts	$2.1	$1.9	$2.7
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

(in millions)	December 31, 2020	December 31, 2019
Securities on deposit for regulatory and other purposes	$227.5	$192.5
Securities pledged as collateral for letters of credit and other	189.4	169.9
Securities and cash on deposit supporting Lloyd’s business	409.2	412.8
Total restricted investments	$826.1	$775.2
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
We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of December 31, 2020 and 2019. A description of the valuation techniques we use to measure assets at fair value is as follows:

Fixed Maturities (Available-for-Sale) Levels 1 and 2:
•U.S. Treasury securities are typically valued using Level 1 inputs. For these securities, we obtain fair value measurements from third-party pricing services using quoted prices (unadjusted) in active markets at the reporting date.
•U.S. Government agencies, non-U.S. Government securities, obligations of states and political subdivisions, credit securities and foreign denominated government and credit securities are reported at fair value using Level 2 inputs. For these securities, we obtain fair value measurements from third-party pricing services. Observable data may include dealer quotes, market spreads, yield curves, live trading levels, trade execution data, credit information and the security’s terms and conditions, among other things.
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

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2020	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
U.S. Governments	$399.8	$383.5	$16.3	$—
Foreign Governments	294.8	—	294.8	—
Obligations of states and political subdivisions	170.4	—	170.4	—
Corporate bonds	1,981.8	—	1,974.8	7.0
Commercial mortgage-backed securities	339.7	—	339.7	—
Residential mortgage-backed securities	508.2	—	508.2	—
Asset-backed securities	122.8	—	122.8	—
Collateralized loan obligations	289.6	—	289.6	—
Total fixed maturities	4,107.1	383.5	3,716.6	7.0
Equity securities	176.7	159.2	—	17.5
Other investments	102.5	0.4	102.1	—
Short-term investments	542.6	526.5	16.1	—
	$4,928.9	$1,069.6	$3,834.8	$24.5
(a) Quoted prices in active markets for identical asset
(b) Significant other observable inputs
(c) Significant unobservable inputs

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2019	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
U.S. Governments	$353.3	$347.8	$5.5	$—
Foreign Governments	248.7	—	248.7	—
Obligations of states and political subdivisions	152.6	—	152.6	—
Corporate bonds	1,778.4	—	1,771.0	7.4
Commercial mortgage-backed securities	217.0	—	217.0	—
Residential mortgage-backed securities	488.8	—	488.8	—
Asset-backed securities	165.3	—	165.3	—
Collateralized loan obligations	225.8	—	225.8	—
Total fixed maturities	3,629.9	347.8	3,274.7	7.4
Equity securities	136.0	117.8	—	18.2
Other investments	96.3	—	96.3	—
Short-term investments	845.0	823.5	21.5	—
	$4,707.2	$1,289.1	$3,392.5	$25.6
(a) Quoted prices in active markets for identical asset
(b) Significant other observable inputs
(c) Significant unobservable inputs
The fair value measurements in the tables above do not equal “total investments” on our consolidated balance sheets as they exclude certain other investments that are accounted for under the equity-method of accounting.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:
Fair Value Measurements Using Observable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2020	$7.4	$18.2	$25.6
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income	—	(5.9)	(5.9)
Included in other comprehensive income	(0.5)	—	(0.5)
Purchases, issuances, sales, and settlements:
Purchases	0.1	5.2	5.3
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Ending balance, December 31, 2020	$7.0	$17.5	$24.5
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2020	$—	$—	$—

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2019	$2.2	$19.8	$22.0
Transfers into Level 3	3.5	—	3.5
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income	(0.4)	(1.6)	(2.0)
Included in other comprehensive loss	0.6	—	0.6
Purchases, issuances, sales, and settlements:
Purchases	1.9	—	1.9
Issuances	—	—	—
Sales	(0.4)	—	(0.4)
Settlements	—	—	—
Ending balance, December 31, 2019	$7.4	$18.2	$25.6
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2019	$—	$—	$—
At December 31, 2020 and 2019, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.

5.Allowance for Credit Losses
Premiums receivable
The following table represents the balances of premiums receivable, net of allowance for uncollectible premiums, including expected credit losses, at December 31, 2020 and January 1, 2020, and the changes in the allowance for the year ended December 31, 2020.

(in millions)	Premiums Receivable, Net of Allowance for Estimated Uncollectible Premiums	Allowance for Estimated Uncollectible Premiums
Balance, January 1, 2020	$676.5	$7.9
Cumulative effect of adoption of ASU 2016-13 at January 1, 2020		—
Current period change for estimated uncollectible premiums		3.6
Write-offs of uncollectible premiums receivable		(2.4)
Foreign exchange adjustments		0.3
Balance, December 31, 2020	$679.8	$9.4
Reinsurance Recoverables
The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, including expected credit losses, at December 31, 2020 and January 1, 2020, and changes in the allowance for estimated uncollectible reinsurance for the year ended December 31, 2020.

(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance
Balance, January 1, 2020	$3,107.2	$1.1
Cumulative effect of adoption of ASU 2016-13 at January 1, 2020		2.5
Current period change for estimated uncollectible reinsurance		0.9
Write-offs of uncollectible reinsurance recoverables		(0.4)
Balance, December 31, 2020	$3,009.0	$4.1
Of the total reinsurance recoverable balance outstanding at December 31, 2020, reinsurers representing 90.3% were rated A- or better. We primarily utilize A.M. Best credit ratings when determining the allowance, adjusted as needed based on our historical experience with the reinsurers. Certain of our reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.
6.Leases
Our operating lease obligations are for office facilities, corporate housing and equipment. Our leases have remaining lease terms ranging between less than 1 year to 13 years, some of which include options to extend the leases. Expenses associated with leases totaled $20.3 million for the year ended December 31, 2020, as compared to $23.4 million for the year ended December 31, 2019. The components of lease expense and other lease information as of and during the year ended December 31, 2020 and 2019 are as follows:

	December 31,
(in millions)	2020	2019
Operating leases right-of-use assets	$82.0	$91.8
Operating lease liabilities	95.8	105.7

Operating lease weighted-average remaining lease term	10.50	9.91
Operating lease weighted-average discount rate	3.77%	3.86%

	For the Year Ended December 31,
(in millions)	2020	2019
Operating lease costs	$15.3	$19.3
Variable lease costs	5.4	4.5
Sublease income	(0.4)	(0.4)
Total lease costs	$20.3	$23.4

Operating cash flows from operating leases (fixed payments)	$15.7	$17.5
Operating cash flows from operating leases (liability reduction)	$12.8	$18.3
Our finance leases and short-term leases as of December 31, 2020 and 2019 were not material.
Future minimum lease payments under operating leases as of December 31, 2020 were as follows:

December 31,
(in millions)	2020
2021	14.7
2022	13.2
2023	11.1
2024	9.8
2025	9.6
Thereafter	58.4
Total future minimum lease payments	$116.8

Future lease obligations	—
Less imputed interest	(21.0)
Total operating lease liability	$95.8
We have certain investment properties that we lease to independent, third parties. These properties consist of an office building that is currently leased through August 2026 and one condominium that is leased on a short-term basis. The carrying value of the office building is included in “Other assets” on our consolidated balance sheet. The condominium was placed for sale in December 2019, and sold in January 2021. The carrying value of this condominium is included in the “Assets held for Sale” on our consolidated balance sheet. Income for these leased properties was $2.6 million for the year ended December 31, 2020 and $2.8 million for the year ended December 31, 2019. Income for these leased properties is included in “fee and other income” on our consolidated statements of income (loss).
7.Reinsurance
We reinsure certain risks with other insurance companies. Such arrangements serve to limit our maximum loss on certain individual risks as well as on catastrophes and large or unusually hazardous risks. We are liable to our insureds for reinsurance ceded in the event our reinsurers do not meet their obligations. Thus, a credit exposure exists with respect to reinsurance ceded to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. Our allowance for uncollectible reinsurance balances receivable on paid losses and incurred claims was $4.1 million and $1.1 million as of December 31, 2020 and 2019, respectively (see Note 5, “Allowance for Credit Losses” for additional information). Under certain reinsurance agreements, collateral, including letters of credit, is held to secure performance of reinsurers in meeting their obligations. The amount of such collateral was $1,131.4 million and $1,184.7 million at December 31, 2020 and 2019, respectively. The collateral we hold does not apply to our entire outstanding reinsurance recoverable. Rather, collateral is provided on an individual contract basis as appropriate. For each individual reinsurer, the collateral held may exceed or fall below the total outstanding recoverable from that individual reinsurer.

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
Estimated losses recoverable from reinsurers and the ceded portion of unearned premiums are reported as assets in our consolidated balance sheets. Included in “reinsurance recoverables” are paid loss recoverables of $509.1 million and $672.3 million as of December 31, 2020 and 2019, respectively. “Earned premiums” and “losses and loss adjustment expenses” are reported net of reinsurance in our consolidated statements of income (loss).
Losses and loss adjustment expenses of $1,208.8 million, $1,220.7 million and $1,040.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, are net of amounts ceded to reinsurers of $941.3 million, $1,031.1 million and $888.9 million, respectively.
We are required to accept certain assigned risks and other legally mandated reinsurance obligations. Prior to the mid-1980s, we assumed various forms of casualty reinsurance for which we continue to maintain reserves for losses and loss adjustment expenses (see Note 9, “Run-off Lines”). For such assumed reinsurance transactions, we engage in various monitoring steps that are common with assumed reinsurance such as ongoing claims reviews. We assumed property related reinsurance primarily through our subsidiaries, Argo Re and Ariel Re, and casualty related reinsurance primarily through Syndicate 1200.
Premiums were as follows:

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Direct written premiums	$2,676.1	$2,510.4	$2,292.9
Reinsurance ceded to other companies	(1,423.2)	(1,375.5)	(1,189.0)
Reinsurance assumed from other companies	557.2	619.7	661.4
Net written premiums	$1,810.1	$1,754.6	$1,765.3
Direct earned premiums	$2,660.6	$2,412.4	$2,201.0
Reinsurance ceded to other companies	(1,388.6)	(1,286.7)	(1,137.2)
Reinsurance assumed from other companies	508.5	604.0	667.7
Net earned premiums	$1,780.5	$1,729.7	$1,731.5
Percentage of reinsurance assumed to net earned premiums	28.6%	34.9%	38.6%

8. Reserves for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Net reserves beginning of the year	$2,722.7	$2,562.9	$2,488.0
Net AIL reserves acquired	27.9	—	—
Net ArgoGlobal Assicurazioni reserves acquired	—	—	43.4
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	1,201.1	1,082.6	1,058.8
Prior accident years	7.7	138.1	(18.0)
Losses and LAE incurred during calendar year, net of reinsurance	1,208.8	1,220.7	1,040.8
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	253.4	224.3	273.3
Prior accident years	866.4	806.0	665.6
Losses and LAE payments made during current calendar year, net of reinsurance:	1,119.8	1,030.3	938.9
Change in participation interest (1)	32.8	(14.4)	(25.5)
Foreign exchange adjustments	33.7	(16.2)	(44.9)
Net reserves - end of year	2,906.1	2,722.7	2,562.9
Add:
Reinsurance recoverables on unpaid losses and LAE, end of year	2,499.9	2,434.9	2,091.7
Gross reserves - end of year	$5,406.0	$5,157.6	$4,654.6
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
Underwriting results for the year ended December 31, 2020 included net losses and loss adjustment expenses attributed to the COVID-19 pandemic of $73.2 million, primarily resulting from contingency and property exposures in the Company’s International Operations ($66.7 million) and property exposures in its U.S. Operations ($6.5 million). Property losses relate to sub-limited affirmative business interruption coverage, primarily in certain International markets, as well as expected costs associated with claims handling.
The impact from the unfavorable (favorable) development of prior accident years’ losses and LAE reserves on each reporting segment is presented below:

	For the Years Ended December 31,
(in millions)	2020	2019	2018
U.S. Operations	$2.4	$15.7	$(20.8)
International Operations	(6.2)	110.4	(9.5)
Run-off Lines	11.5	12.0	12.3
Total unfavorable prior-year development	$7.7	$138.1	$(18.0)

The following describes the primary factors behind each segment’s prior accident year reserve development for the years ended December 31, 2020, 2019 and 2018:
Year ended December 31, 2020:
•U.S. Operations: Net unfavorable development in liability and professional lines, partially offset by favorable development in specialty and property.
•International Operations: Net favorable development primarily related to favorable development in Reinsurance, partially offset by unfavorable development in Bermuda Insurance. The favorable development in Reinsurance was due to experience on catastrophe losses from recent years and decreases on claims from older accident years. The unfavorable movement in Bermuda Insurance was driven by professional and liability losses.
•Run-off Lines: Net unfavorable loss reserve development in asbestos and environmental lines and other run-off lines, partially offset by favorable loss reserve development on prior accident years in risk management workers compensation.
Year ended December 31, 2019:
•U.S. Operations: Net unfavorable development in professional, property and liability lines partially offset by favorable development in specialty lines. The unfavorable professional lines development was driven by movements on individual large management liability claims primarily impacting accident years 2015 through 2017. The unfavorable property development was primarily driven by large excess claims resulting from the 2017 and 2018 catastrophe events. The unfavorable liability lines development was driven by actual loss activity greater than expected. The three most recent accident years showed unfavorable development partially offset by favorable development on older years. The favorable specialty lines development was driven by favorable experience in the surety business across multiple accident years.
•International Operations: Net unfavorable development was primarily concentrated in liability and professional lines. The charges impacted our Bermuda casualty and professional divisions, and our Syndicate 1200 and European operations. The charges in our Bermuda business stemmed from public utility business in our casualty division, which we previously exited, as well as updated estimates on a number of other casualty and professional claims based on new information received in the last three quarters of 2019. As it relates to Syndicate 1200, the adverse development generally related to businesses that we have previously exited or where aggressive remedial underwriting actions have been taken. As it relates to Europe, the adverse development primarily related to certain coverholders whose contracts were previously terminated or where aggressive remedial underwriting actions have been taken as well as unexpected movements in large professional liability losses. This unfavorable development was primarily due to obtaining additional information on several individual claims, including investigations regarding causes of the incidents leading to the losses, reports provided by outside counsel, audits of the underlying losses and recent court decisions, settlements and jury awards. The result was an increase in the number of claims with the potential for underlying losses to reach our attachment point, particularly within our Bermuda Operations. Adverse development in Syndicate 1200 related to large claims involving the marine and energy and liability divisions. Losses on small and medium enterprise package business were also higher than expected. The unfavorable development during the year was also attributable to the results of ongoing audits, underwriting reviews, and updates from third-party coverholders, which included the identification of differences from original expectations with regard to the classes written, the distribution of writings by geography, and the rates charged by the coverholders.
•Run-off Lines: Net unfavorable development in asbestos and environmental and other run-off segments partially offset by favorable development in risk management workers compensation. The change in asbestos was driven by assumed business where accounts are staying open longer than expected. The change in environmental was driven by individual claims on direct business.
Year ended December 31, 2018:
•U.S. Operations: Net favorable development in general liability and surety lines, partially offset by unfavorable development in commercial multi-peril lines.
•International Operations: Net favorable development in property partially offset by unfavorable development within specialty and liability lines.
•Run-off Lines: Net unfavorable development in liability lines as well as asbestos and environmental.
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

The spread of COVID-19 and related economic shutdown has increased the uncertainty that is always present in our estimate of the ultimate cost of loss and settlement expense. Actuarial models base future emergence on historic experience, with adjustments for current trends, and the appropriateness of these assumptions involved more uncertainty as of December 31, 2020. We expect there will be impacts to the timing of loss emergence and ultimate loss ratios for certain coverages we underwrite. The industry is experiencing new issues, including the temporary suspension of civil court cases in most states, the extension of certain statutes of limitations and the impact on our insureds from a significant reduction in economic activity. Our booked reserves include consideration of these factors, but legislative, regulatory or judicial actions could result in loss reserve deficiencies and reduce earnings in future periods.
Short-Duration Contract Disclosures
Our basis for disaggregating short-duration contracts is by each of our two ongoing reporting segments, U.S. Operations and International Operations, further disaggregated within each segment by our operating divisions and the primary insurance and reinsurance lines of business we write. We have chosen to disaggregate the data in this way so as to not obscure useful information by otherwise aggregating items with significantly different characteristics. See Note 20, “Segment Information,” for additional information regarding our two ongoing reporting segments.
Operating Divisions
Our U.S. Operations reporting segment is comprised of two primary operating divisions, Excess and Surplus Lines and Specialty Admitted, while International Operations’ primary operating divisions are Argo Insurance Bermuda, Reinsurance and Syndicate 1200. Each of these operating divisions are further described below.
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
Syndicate 1200
The Syndicate 1200 division is focused on underwriting property, specialty and non-U.S. liability insurance through Argo Underwriting Agency, Ltd. on behalf of Lloyd’s Syndicate 1200 within the Lloyd’s of London global franchise.

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
Descriptions of the primary types of coverages, as disclosed in the following tables, included in the significant lines of business for each operating division are noted below:
Excess and Surplus Lines
•Liability: primary and excess specialty casualty, contract liability, commercial multi-peril, product liability, environmental liability, and auto liability
Specialty Admitted
•Liability: workers compensation, general liability, auto liability, and various public entity liability risks
•Professional: management liability and errors and omissions liability
•Specialty: surety and inland marine
Argo Insurance Bermuda
•Liability: long-tail excess casualty and general liability

Reinsurance
•Property: property catastrophe reinsurance and excess property direct and facultative insurance
Syndicate 1200
•Liability: general liability, international casualty and motor treaties
•Professional: professional indemnity, directors and officer’s liability, and medical malpractice
•Property: direct and facultative excess insurance, North American and international binders, and residential collateral protection for lending institutions
•Specialty: personal accident, aviation, cargo, yachts, and onshore and offshore marine
Run-off Lines Segment
We have a Run-off Lines segment for certain products that we no longer underwrite, including asbestos and environmental claims. We have excluded the Run-off Lines segment from the following disaggregated short-duration contract disclosures due to its insignificance to our consolidated financial position and results of operations, both quantitatively and qualitatively. Gross reserves for losses and LAE in Run-off Lines account for less than 5% of our consolidated gross reserves for losses and LAE, and are primarily related to accident years prior to the mid-1990s. As such, claims development tables for the most recent ten accident years would not provide meaningful information to users of our financial statements, as the majority of the remaining reserves for losses and LAE would be for accident years not separately presented. See Note 9, “Run-off Lines,” for further information on this segment, including discussion of prior accidents years’ development.
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
Foreign Currency
Portions of the business we write in the Syndicate 1200, Argo Bermuda Insurance and Reinsurance divisions are denominated in foreign currencies. We have used the December 31, 2020 balance sheet foreign exchange rates to recast the incurred and paid claims information for all periods presented in the following claims development tables in order to eliminate the effects of changes in foreign currency translation rates.
Lloyd’s Reinsurance to Close Process
Syndicate 1200 and Syndicate 1910 are subject to the reinsurance to close process at Lloyd’s where a year of account stays open for three years and is then reinsured into the next year of account. As a result, our economic participation on the years reinsured into the next year of account can change, perhaps significantly. We recast the incurred and paid claims information for all periods presented in the following claims development tables in order to eliminate the effects of the changes in economic participation. .
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

As described above, various actuarial methods are used to determine the reserves for losses and LAE recorded in our consolidated balance sheets. Weightings of methods at a detailed level may change from evaluation to evaluation based on a number of observations, measures, and time elements. There were no significant changes to the methods and assumptions underlying our consolidated reserve estimations and selections as of December 31, 2020.
Incurred & Paid Claims Development Disclosures
The following tables provide information about incurred and cumulative paid losses and allocated loss adjustment expenses (“ALAE”), net of reinsurance. The following tables also include IBNR reserves plus expected development on reported claims and the cumulative number of reported claims as of December 31, 2020.

Reporting Segment: U.S. Operations Operating Division: Excess and Surplus Lines Line of Business: Liability (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)
2011	$202.9	$206.0	$205.8	$200.0	$193.5	$192.8	$189.0	$187.8	$185.8	$187.4
2012		189.6	196.0	189.7	183.6	184.4	182.1	182.3	181.0	182.0
2013			217.9	222.6	224.3	227.2	220.4	216.0	214.2	216.0
2014				213.0	215.2	213.2	211.9	212.3	210.0	218.1
2015					232.5	237.1	228.6	226.4	224.8	233.9
2016						246.4	250.6	243.1	248.3	250.0
2017							253.3	244.3	249.0	257.7
2018								278.8	269.5	254.0
2019									269.8	268.8
2020										266.2
									Total	$2,334.1

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)
2011	$17.6	$53.8	$91.0	$122.9	$146.6	$162.4	$170.0	$174.4	$177.5	$179.2
2012		17.2	52.8	89.1	120.8	142.4	157.5	163.4	170.3	174.9
2013			17.6	60.2	100.4	135.2	163.7	179.6	192.2	200.3
2014				15.0	52.2	95.9	131.6	154.5	172.8	186.7
2015					16.5	51.9	91.4	131.5	162.8	182.4
2016						17.4	52.8	95.5	149.5	177.4
2017							11.5	38.7	88.0	149.6
2018								15.0	47.0	98.2
2019									14.9	61.2
2020										12.5
									Total	$1,422.4
Outstanding liabilities for unpaid losses and ALAE prior to 2011, net of reinsurance										24.1
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$935.8

	As of December 31, 2020
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2011	$187.4	$3.0	8,526
2012	182.0	3.4	7,494
2013	216.0	5.3	7,484
2014	218.1	9.9	6,812
2015	233.9	17.4	6,509
2016	250.0	29.8	6,283
2017	257.7	36.7	7,172
2018	254.0	83.0	6,810
2019	268.8	147.6	5,985
2020	266.2	223.7	3,407
(1)Information presented for calendar years prior to 2020 is required supplementary information and is unaudited.
(2)The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims.

Reporting Segment: U.S. Operations Operating Division: Specialty Admitted Line of Business: Liability (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)
2011	$140.3	$155.1	$159.0	$157.5	$158.2	$154.0	$153.7	$154.0	$151.6	$150.4
2012		140.3	146.3	149.7	153.3	151.5	147.7	146.6	146.2	146.3
2013			126.6	133.2	136.7	133.2	131.1	130.6	128.9	128.8
2014				115.6	121.9	116.9	114.5	111.5	111.9	109.3
2015					107.3	106.7	101.7	102.3	103.1	101.6
2016						96.1	99.9	99.3	104.7	105.2
2017							121.5	129.5	135.3	140.0
2018								147.3	160.9	160.5
2019									151.3	154.9
2020										138.1
									Total	$1,335.1

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)
2011	$23.2	$57.5	$85.9	$111.3	$126.1	$135.1	$139.8	$143.1	$144.0	$145.1
2012		20.1	51.0	80.7	105.8	120.8	127.9	131.9	135.0	138.2
2013			18.9	49.4	74.0	93.6	102.8	109.7	114.7	118.0
2014				17.4	38.8	58.7	75.3	86.1	93.5	96.5
2015					17.2	35.0	48.8	64.2	73.6	81.5
2016						11.1	31.7	48.6	67.6	78.2
2017							16.3	44.4	70.9	88.9
2018								19.4	52.0	77.6
2019									17.5	52.4
2020										13.0
									Total	$889.4
Outstanding liabilities for unpaid losses and ALAE prior to 2011, net of reinsurance										35.5
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$481.2

	As of December 31, 2020
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2011	$150.4	$3.4	28,201
2012	146.3	3.8	23,681
2013	128.8	5.5	19,003
2014	109.3	6.2	16,404
2015	101.6	9.1	14,768
2016	105.2	10.4	11,946
2017	140.0	19.8	13,988
2018	160.5	40.1	15,891
2019	154.9	62.4	14,946
2020	138.1	89.9	8,986
(1)Information presented for calendar years prior to 2020 is required supplementary information and is unaudited.
(2)The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims.

Reporting Segment: U.S. Operations Operating Division: Specialty Admitted Line of Business: Professional (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)
2011	$35.0	$35.0	$35.0	$32.5	$28.2	$26.9	$26.6	$26.0	$25.8	$25.7
2012		27.8	28.3	28.6	25.8	24.0	24.5	24.9	24.7	24.4
2013			20.9	21.5	21.1	19.0	19.8	19.5	18.3	18.1
2014				22.4	22.4	26.0	33.7	36.2	35.4	35.1
2015					29.9	29.5	33.2	34.0	37.1	37.9
2016						44.2	44.8	45.1	42.9	35.5
2017							60.1	61.8	78.3	87.9
2018								70.8	73.2	79.2
2019									94.4	96.8
2020										152.6
									Total	$593.2

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)
2011	$3.2	$11.8	$17.8	$22.0	$24.0	$25.4	$25.7	$25.7	$25.7	$25.7
2012		2.3	8.6	16.9	19.9	21.4	22.6	23.5	24.2	24.0
2013			1.9	6.3	10.9	14.2	17.6	17.5	17.9	17.9
2014				2.3	5.4	15.1	24.1	25.5	32.3	33.3
2015					1.8	8.3	15.6	20.8	26.2	31.3
2016						2.4	11.9	24.6	28.9	30.8
2017							3.5	24.9	38.0	59.7
2018								4.5	16.7	43.8
2019									4.9	32.9
2020										13.3
									Total	$312.7
Outstanding liabilities for unpaid losses and ALAE prior to 2011, net of reinsurance										6.8
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$287.3

	As of December 31, 2020
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2011	$25.7	$—	821
2012	24.4	0.1	642
2013	18.1	0.2	622
2014	35.1	0.4	1,045
2015	37.9	1.5	1,843
2016	35.5	2.5	3,251
2017	87.9	1.4	3,747
2018	79.2	7.4	4,287
2019	96.8	39.7	5,049
2020	152.6	124.9	4,739
(1)Information presented for calendar years prior to 2020 is required supplementary information and is unaudited.
(2)The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims.

Reporting Segment: U.S. Operations Operating Division: Specialty Admitted Line of Business: Specialty (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)
2011	$0.2	$3.9	$3.4	$3.4	$3.6	$2.6	$2.0	$1.7	$1.7	$1.7
2012		7.5	6.7	4.9	4.3	4.0	3.9	3.5	3.6	3.3
2013			10.0	8.6	4.6	2.5	1.7	0.9	0.9	0.9
2014				13.1	13.1	8.9	6.0	4.8	4.6	4.6
2015					14.8	14.3	9.5	5.5	1.2	0.5
2016						15.0	15.0	11.2	6.2	4.7
2017							16.2	16.2	7.6	0.9
2018								20.9	17.4	3.3
2019									22.7	8.6
2020										25.4
									Total	$53.9

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)
2011	$—	$1.6	$1.4	$1.3	$1.2	$1.7	$1.7	$1.7	$1.7	$1.7
2012		3.6	3.3	3.3	3.3	3.3	3.4	3.3	3.4	3.4
2013			0.4	0.9	0.9	0.9	0.9	0.9	0.9	0.9
2014				1.1	3.3	4.0	4.0	4.1	4.1	4.0
2015					0.2	0.1	0.2	0.3	0.3	0.3
2016						1.3	1.6	2.2	2.2	2.2
2017							0.3	0.1	—	0.1
2018								—	0.7	1.7
2019									0.7	0.7
2020										0.3
									Total	$15.3
Outstanding liabilities for unpaid losses and ALAE prior to 2011, net of reinsurance										0.7
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$39.3

	As of December 31, 2020
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2011	$1.7	$—	80
2012	3.3	—	130
2013	0.9	—	50
2014	4.6	0.6	50
2015	0.5	0.2	24
2016	4.7	0.5	61
2017	0.9	0.6	104
2018	3.3	0.7	123
2019	8.6	7.1	253
2020	25.4	19.8	309
(1)Information presented for calendar years prior to 2020 is required supplementary information and is unaudited.
(2)The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims.

Reporting Segment: International Operations Operating Division: Reinsurance Line of Business: Property (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)
2011	$120.3	$110.4	$112.6	$110.6	$109.9	$113.7	$129.0	$135.6	$136.1	$135.4
2012		47.2	51.4	50.4	51.7	46.5	55.3	59.8	61.0	60.1
2013			32.5	34.5	34.0	32.3	32.9	32.4	31.9	32.3
2014				26.7	26.8	25.0	30.6	31.9	32.5	31.7
2015					27.2	23.8	62.6	60.5	57.9	52.7
2016						44.7	44.9	39.2	47.3	44.8
2017							109.0	107.7	111.2	103.9
2018								69.3	82.9	79.5
2019									63.2	70.1
2020										56.6
									Total	$667.1

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)
2011	$43.1	$70.3	$92.3	$100.5	$102.8	$107.8	$123.6	$130.6	$132.7	$132.3
2012		12.4	31.2	40.6	49.7	44.1	52.2	58.0	60.1	59.3
2013			4.3	17.2	27.3	29.8	31.2	31.2	31.3	32.1
2014				2.8	12.9	19.0	30.1	30.6	32.1	31.6
2015					4.2	11.3	50.0	53.1	54.8	51.1
2016						14.0	25.4	29.7	42.8	43.0
2017							49.7	92.9	112.6	102.6
2018								24.9	71.5	78.0
2019									9.3	57.6
2020										11.60
									Total	$599.2
Outstanding liabilities for unpaid losses and ALAE prior to 2011, net of reinsurance										2.5
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$70.4

	As of December 31, 2020
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2011	$135.4	$0.1	463
2012	60.1	—	278
2013	32.3	—	219
2014	31.7	—	223
2015	52.7	—	222
2016	44.8	1.1	395
2017	103.9	(9.8)	847
2018	79.5	(13.7)	714
2019	70.1	0.2	385
2020	56.6	33.7	398
(1)Information presented for calendar years prior to 2020 is required supplementary information and is unaudited.
(2)The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims.

Reporting Segment: International Operations Operating Division: Argo Insurance Bermuda Line of Business: Liability (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)
2011	$6.6	$6.6	$6.6	$4.4	$2.2	$1.6	$1.0	$—	$—	$—
2012		7.4	7.4	7.4	5.6	4.4	1.7	—	0.6	0.6
2013			8.5	8.5	8.5	8.5	4.9	2.2	5.3	5.3
2014				9.8	9.8	9.8	6.2	1.5	2.3	2.3
2015					11.3	14.3	24.8	35.4	45.4	45.1
2016						13.9	14.0	14.0	6.6	6.1
2017							17.1	17.3	26.9	30.3
2018								8.9	32.1	26.6
2019									13.3	13.6
2020										23.3
									Total	$153.2

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)
2011	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2012		—	—	—	—	—	—	—	—	—
2013			—	—	—	—	2.3	2.3	2.3	2.4
2014				—	—	0.1	0.1	1.2	1.2	1.4
2015					—	—	16.1	20.3	26.6	34.8
2016						—	—	—	0.1	0.1
2017							—	3.3	3.4	17.9
2018								—	13.8	18.3
2019									—	0.1
2020										0.8
									Total	$75.8
Outstanding liabilities for unpaid losses and ALAE prior to 2011, net of reinsurance										—
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$77.4

	As of December 31, 2020
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2011	$—	$—	1,426
2012	0.6	0.6	1,390
2013	5.3	1.9	1,197
2014	2.3	0.3	1,345
2015	45.1	6.2	1,607
2016	6.1	5.9	1,924
2017	30.3	6.3	2,092
2018	26.6	8.2	1,049
2019	13.6	12.6	1,088
2020	23.3	16.1	1,083
(1)Information presented for calendar years prior to 2020 is required supplementary information and is unaudited.
(2)The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims.

Reporting Segment: International Operations Operating Division: Syndicate 1200 Line of Business: Liability (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)
2011	$8.6	$9.1	$11.5	$11.6	$10.9	$10.7	$11.4	$11.5	$12.1	$12.2
2012		9.0	11.2	15.5	14.8	14.4	15.3	15.6	16.1	16.5
2013			23.7	28.0	27.5	25.6	25.9	26.4	27.6	28.2
2014				39.1	38.1	35.3	34.9	35.6	37.3	38.3
2015					35.9	30.8	31.2	30.8	34.3	34.2
2016						26.7	28.2	27.3	29.5	29.5
2017							25.6	24.2	27.6	28.1
2018								23.2	21.4	20.8
2019									16.8	15.7
2020										14.5
									Total	$238.0

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)
2011	$0.3	$0.8	$1.7	$3.6	$5.7	$7.4	$8.3	$9.2	$10.3	$10.3
2012		0.4	1.2	2.6	5.9	8.5	10.4	12.3	13.2	13.5
2013			1.6	3.4	7.3	11.9	16.3	20.7	23.5	24.0
2014				2.0	4.8	10.3	14.2	21.1	25.8	26.2
2015					0.9	5.3	7.5	12.9	18.3	18.8
2016						2.0	5.8	11.0	15.7	16.5
2017							1.8	7.1	11.7	12.9
2018								2.7	7.4	10.7
2019									1.3	4.0
2020										1.3
									Total	$138.2
Outstanding liabilities for unpaid losses and ALAE prior to 2011, net of reinsurance										1.2
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$101.0

	As of December 31, 2020
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims
2011	$12.2	$—
2012	16.5	—
2013	28.2	0.3
2014	38.3	0.9
2015	34.2	1.2
2016	29.5	1.8
2017	28.1	5.1
2018	20.8	7.4
2019	15.7	8.8
2020	14.5	11.7
(1)Information presented for calendar years prior to 2020 is required supplementary information and is unaudited.

Reporting Segment: International Operations Operating Division: Syndicate 1200 Line of Business: Professional (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)
2011	$20.2	$22.2	$19.6	$16.4	$15.5	$15.6	$16.1	$16.6	$17.1	$18.0
2012		14.3	14.2	14.5	14.4	14.5	15.6	16.0	16.4	16.0
2013			23.2	23.2	23.3	22.9	23.3	23.9	24.6	25.1
2014				36.0	37.3	37.6	41.3	43.0	43.9	45.2
2015					39.0	38.4	40.3	39.9	42.1	43.2
2016						33.6	28.0	26.9	31.4	34.4
2017							24.8	21.9	24.3	27.7
2018								21.8	17.1	19.9
2019									22.2	23.2
2020										26.9
									Total	$279.6

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)
2011	$1.1	$2.6	$4.4	$7.0	$8.7	$11.2	$11.9	$13.5	$14.2	$14.3
2012		0.6	1.9	4.6	6.1	8.7	10.0	11.9	13.1	13.3
2013			1.8	3.7	7.6	12.4	16.3	18.7	21.3	21.6
2014				1.7	6.8	15.6	25.0	29.6	34.2	34.8
2015					2.3	8.8	15.4	20.9	26.4	27.1
2016						2.2	5.9	11.0	17.7	19.0
2017							1.1	5.4	10.1	11.1
2018								1.2	5.4	10.1
2019									2.7	7.3
2020										2.0
									Total	$160.6
Outstanding liabilities for unpaid losses and ALAE prior to 2011, net of reinsurance										2.5
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$121.5

	As of December 31, 2020
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims
2011	$18.0	$0.2
2012	16.0	0.8
2013	25.1	1.8
2014	45.2	4.0
2015	43.2	5.5
2016	34.4	5.6
2017	27.7	9.0
2018	19.9	7.2
2019	23.2	11.8
2020	26.9	21.7
(1)Information presented for calendar years prior to 2020 is required supplementary information and is unaudited.

Reporting Segment: International Operations Operating Division: Syndicate 1200 Line of Business: Property (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)
2011	$110.9	$116.1	$110.2	$97.0	$95.2	$94.6	$94.4	$94.0	$93.7	$93.4
2012		90.0	89.7	93.9	93.0	92.0	91.6	90.9	90.4	91.7
2013			84.3	80.1	79.0	77.5	77.0	76.3	75.1	76.6
2014				70.4	64.6	66.0	66.0	65.7	63.6	63.5
2015					56.0	66.5	73.2	74.3	73.0	74.7
2016						70.8	86.2	92.1	91.1	91.0
2017							83.3	90.4	94.9	93.8
2018								64.0	63.8	60.1
2019									43.2	41.6
2020										57.3
									Total	$743.7

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)
2011	$24.0	$48.2	$63.2	$75.0	$80.8	$82.5	$83.8	$83.7	$83.1	$83.5
2012		30.1	48.5	63.9	75.0	77.4	78.2	78.6	78.4	79.0
2013			45.0	57.5	70.0	74.1	74.3	73.7	72.7	73.6
2014				29.9	52.0	57.9	59.3	59.5	57.3	58.1
2015					23.0	43.0	51.4	58.8	58.2	59.7
2016						39.3	61.3	78.0	79.2	83.0
2017							26.1	63.6	72.5	79.6
2018								34.0	56.2	57.9
2019									20.6	33.8
2020										17.6
									Total	$625.8
Outstanding liabilities for unpaid losses and ALAE prior to 2011, net of reinsurance										7.8
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$125.7

	As of December 31, 2020
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims
2011	$93.4	$—
2012	91.7	—
2013	76.6	—
2014	63.5	—
2015	74.7	—
2016	91.0	—
2017	93.8	0.9
2018	60.1	1.8
2019	41.6	4.2
2020	57.3	34.4
(1)Information presented for calendar years prior to 2020 is required supplementary information and is unaudited.

Reporting Segment: International Operations Operating Division: Syndicate 1200 Line of Business: Specialty (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)
2011	$39.3	$41.2	$39.8	$35.0	$34.2	$34.2	$34.0	$33.7	$33.6	$33.5
2012		53.6	57.5	62.0	60.5	60.2	59.9	59.4	59.0	58.9
2013			77.2	82.8	84.1	83.7	83.1	83.0	82.0	81.6
2014				93.8	100.4	101.8	102.6	102.6	100.7	101.3
2015					91.4	89.7	95.2	97.4	96.9	95.7
2016						87.4	85.8	89.7	91.9	90.7
2017							80.4	77.0	86.9	86.1
2018								68.0	73.3	75.7
2019									79.3	77.7
2020										100.4
									Total	$801.6

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)
2011	$11.9	$20.1	$24.3	$27.8	$29.2	$29.8	$30.1	$30.0	$29.8	$30.0
2012		18.4	28.2	39.9	46.8	49.8	50.7	51.1	51.1	51.4
2013			31.8	53.6	70.2	77.7	79.0	79.5	79.0	80.0
2014				38.5	73.0	84.2	89.0	91.0	89.8	91.1
2015					31.8	55.4	65.7	75.0	76.4	78.3
2016						38.4	57.5	69.4	76.3	79.9
2017							18.1	44.2	59.3	65.2
2018								21.6	53.3	66.2
2019									30.3	55.1
2020										25.8
									Total	$623.0
Outstanding liabilities for unpaid losses and ALAE prior to 2011, net of reinsurance										1.8
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$180.4

	As of December 31, 2020
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims
2011	$33.5	$—
2012	58.9	—
2013	81.6	—
2014	101.3	—
2015	95.7	—
2016	90.7	1.6
2017	86.1	3.6
2018	75.7	5.2
2019	77.7	12.9
2020	100.4	51.5
(1)Information presented for calendar years prior to 2020 is required supplementary information and is unaudited.

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
The reconciliation of the net incurred and paid development tables to the liability for unpaid losses and LAE in our consolidated balance sheets is as follows:

(in millions)	As of December 31, 2020
Liabilities for unpaid losses and ALAE:
US Operations:
Excess and Surplus Lines - Liability	$935.8
Commercial Specialty - Liability	481.2
Commercial Specialty - Professional	287.3
Commercial Specialty - Specialty	39.3
International Operations:
Reinsurance - Property	70.4
Argo Insurance Bermuda- Liability	77.4
Syndicate 1200 - Liability	101.0
Syndicate 1200 - Professional	121.5
Syndicate 1200 - Property	125.7
Syndicate 1200 - Specialty	180.4
Run-off Lines	165.5
Other lines	270.8
Total liabilities for unpaid losses and ALAE, net of reinsurance	2,856.3

Reinsurance recoverables on unpaid losses and LAE:
US Operations:
Excess and Surplus Lines - Liability	419.9
Commercial Specialty - Liability	376.1
Commercial Specialty - Professional	199.7
Commercial Specialty - Specialty	29.0
International Operations:
Reinsurance - Property	288.6
Argo Insurance Bermuda- Liability	172.3
Syndicate 1200 - Liability	53.4
Syndicate 1200 - Professional	84.3
Syndicate 1200 - Property	102.6
Syndicate 1200 - Specialty	122.8
Run-off Lines	75.9
Other lines	575.3
Total reinsurance recoverables on unpaid losses and LAE	2,499.9

Unallocated loss adjustment expenses	67.6
Unamortized reserve discount	(17.8)
Gross liability for unpaid losses and LAE	$5,406.0
Other lines in the table above is comprised of lines of business and operating divisions within our two ongoing reporting segments which are not individually significant for separate disaggregated disclosure.

Claims Duration
The following table provides supplementary unaudited information about the annual percentage payout of incurred losses and ALAE, net of reinsurance, as of December 31, 2020:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (1)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
U.S. Operations:
Excess and Surplus Lines - Liability	6.7%	15.7%	20.9%	20.8%	12.7%	8.5%	5.1%	3.3%	2.1%	1.3%
Specialty Admitted - Liability	14.1%	22.0%	18.6%	16.3%	9.6%	6.1%	4.0%	2.7%	1.8%	1.3%
Specialty Admitted- Professional	6.1%	22.8%	27.3%	20.4%	9.2%	6.2%	3.4%	1.9%	1.1%	0.6%
Specialty Admitted - Specialty	53.7%	11.6%	28.7%	3.6%	1.4%	0.6%	0.2%	0.1%	N/A	N/A
International Operations:
Reinsurance - Property	24.9%	34.0%	20.7%	14.5%	2.5%	1.2%	0.7%	0.4%	0.3%	0.2%
Argo Insurance Bermuda - Liability	N/A	20.8%	15.6%	14.8%	12.2%	9.3%	6.9%	5.1%	3.7%	2.8%
Syndicate 1200 - Liability	5.8%	12.1%	13.4%	15.0%	16.0%	11.7%	6.9%	5.2%	3.7%	2.7%
Syndicate 1200 - Professional	6.1%	13.7%	18.5%	17.6%	12.4%	8.7%	5.9%	4.5%	3.2%	2.3%
Syndicate 1200 - Property	42.8%	30.2%	14.3%	8.4%	2.7%	0.8%	0.4%	0.2%	0.1%	N/A
Syndicate 1200 - Specialty	37.4%	31.0%	16.7%	9.2%	3.0%	1.5%	0.6%	0.3%	0.1%	N/A
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

	Carrying Amount of
	Reserves for Losses & LAE			Aggregate Amount of Discount
	As of December 31,			As of December 31,
(in millions, except discount percentages)	2020	2019	2018	2020	2019	2018
U.S. Operations:
Specialty Admitted - Liability	$150.4	$153.1	$140.8	$12.9	$13.0	$11.9
Run-off Lines	128.4	148.9	163.1	4.9	4.9	5.0
Total	$278.8	$302.0	$303.9	$17.8	$17.9	$16.9

	Interest Accretion (1)			Discount Rate
	For the Years Ended December 31,			As of December 31,
	2020	2019	2018	2020	2019	2018
U.S. Operations:
Specialty Admitted - Liability	$1.9	$1.3	$1.3	2.25%	2.25%	2.25%
Run-off Lines	—	0.2	2.1	3.50%	3.50%	3.50%
Total	$1.9	$1.5	$3.4
(1) Interest accretion is recorded in the line item “Losses and loss adjustment expenses” in our Consolidated Statements of Income (Loss).

9.Run-off Lines
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
The following table presents our gross reserves for Run-off Lines as of December 31:

	December 31,
(in millions)	2020	2019
Asbestos and Environmental:
Reinsurance assumed	$29.4	$26.7
Other	29.9	25.9
Total Asbestos and Environmental	59.3	52.6
Risk-management	162.4	188.1
Run-off reinsurance lines	0.5	0.5
Other run-off lines	14.3	12.3
Gross reserves - Run-off Lines	$236.5	$253.5
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

	December 31,
(in millions)	2020	2019	2018
Direct written
Case reserves	$3.1	$2.7	$2.7
Unallocated loss adjustment expense ("ULAE")	0.5	0.5	0.5
Incurred but not reported ("IBNR")	20.2	16.1	19.1
Total direct written reserves	23.8	19.3	22.3
Assumed domestic
Case reserves	8.4	9.1	8.7
ULAE	0.8	0.8	0.8
IBNR	12.8	11.2	12.0
Total assumed domestic reserves	22.0	21.1	21.5
Assumed London
Case reserves	1.4	1.3	1.5
ULAE	—	—	—
IBNR	1.6	1.1	1.5
Total assumed London reserves	3.0	2.4	3.0
Total asbestos reserves	$48.8	$42.8	$46.8

The following table presents our underwriting losses for Run-off Lines:

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Asbestos and Environmental:
Reinsurance assumed	$(5.7)	$(4.4)	$(3.9)
Other	(11.7)	(3.9)	(4.1)
Total Asbestos and Environmental	(17.4)	(8.3)	(8.0)
Risk-management	4.3	(4.9)	(2.6)
Run-off reinsurance lines	0.4	0.7	—
Other run-off lines	(3.4)	(1.7)	(5.3)
Total underwriting loss - Run-off Lines	$(16.1)	$(14.2)	$(15.9)
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
Please see Note 8, “Reserves for Losses and Loss Adjustment Expenses” for further discussion.
10.    Long-term Debt
Junior Subordinated Debentures
Through a series of trusts, that are wholly-owned subsidiaries (non-consolidated), we issued debt. The debentures are variable with the rate being reset quarterly and subject to certain interest rate ceilings. Interest payments are payable quarterly. The debentures are all unsecured and are subordinated to other indebtedness. At December 31, 2020 and 2019, all debentures were eligible for redemption subject to certain terms and conditions at a price equal to 100% of the principal plus accrued and unpaid interest.

A summary of our outstanding junior subordinated debentures is presented below:
December 31, 2020

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at December 31, 2020	Amount
Argo Group
5/15/2003	PXRE Capital Statutory Trust II	5/15/2033	3M LIBOR + 4.10%	4.32%	$18.0
11/6/2003	PXRE Capital Trust VI	9/30/2033	3M LIBOR + 3.90%	4.15%	10.3
Argo Group US
5/15/2003	Argonaut Group Statutory Trust I	5/15/2033	3M LIBOR + 4.10%	4.32%	15.5
12/16/2003	Argonaut Group Statutory Trust III	1/8/2034	3M LIBOR + 4.10%	4.34%	12.3
4/29/2004	Argonaut Group Statutory Trust IV	4/29/2034	3M LIBOR + 3.85%	4.07%	13.4
5/26/2004	Argonaut Group Statutory Trust V	5/24/2034	3M LIBOR + 3.85%	4.05%	12.4
5/12/2004	Argonaut Group Statutory Trust VI	6/17/2034	3M LIBOR + 3.80%	4.03%	13.4
9/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M LIBOR + 3.60%	3.82%	15.5
9/22/2004	Argonaut Group Statutory Trust VIII	9/22/2034	3M LIBOR + 3.55%	3.79%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M LIBOR + 3.60%	3.82%	15.5
9/14/2005	Argonaut Group Statutory Trust X	9/15/2035	3M LIBOR + 3.40%	3.62%	30.9
	Total Outstanding				$172.7
December 31, 2019

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at December 31, 2019	Amount
Argo Group
5/15/2003	PXRE Capital Statutory Trust II	5/15/2033	3M LIBOR + 4.10%	6.01%	$18.1
11/6/2003	PXRE Capital Trust VI	9/30/2033	3M LIBOR + 3.90%	5.84%	10.3
Argo Group US
5/15/2003	Argonaut Group Statutory Trust I	5/15/2033	3M LIBOR + 4.10%	6.01%	15.5
12/16/2003	Argonaut Group Statutory Trust III	1/8/2034	3M LIBOR + 4.10%	6.09%	12.3
4/29/2004	Argonaut Group Statutory Trust IV	4/29/2034	3M LIBOR + 3.85%	5.76%	13.4
5/26/2004	Argonaut Group Statutory Trust V	5/24/2034	3M LIBOR + 3.85%	5.76%	12.3
5/12/2004	Argonaut Group Statutory Trust VI	6/17/2034	3M LIBOR + 3.80%	5.70%	13.4
9/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M LIBOR + 3.60%	5.49%	15.5
9/22/2004	Argonaut Group Statutory Trust VIII	9/22/2034	3M LIBOR + 3.55%	5.48%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M LIBOR + 3.60%	5.49%	15.5
9/14/2005	Argonaut Group Statutory Trust X	9/15/2035	3M LIBOR + 3.40%	5.29%	30.9
	Total Outstanding				$172.7
Junior Subordinated Debentures from Maybrooke Acquisition
Unsecured junior subordinated debentures with a principal balance of $91.8 million were assumed through the acquisition of Maybrooke (“the acquired debt”). As part of the ongoing liquidation of the Maybrooke holding company, which began subsequent to our acquisition in 2018, the acquired debt was ultimately assigned to Argo Re and is carried on our consolidated balance sheet at $85.1 million, which represents the debt’s fair value at the date of acquisition plus accumulated accretion of discount to par value, as required by accounting for business combinations under ASC 805. At December 31, 2020, the acquired debt was eligible for redemption at par. Interest accrues on the acquired debt based on a variable rate, which is reset quarterly. Interest payments are payable quarterly.

A summary of the terms of the acquired debt outstanding is presented below:
December 31, 2020

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2020	Principal at December 31, 2020	Carrying Value at December 31, 2020
9/13/2007	9/15/2037	3 month LIBOR + 3.15%	3.37%	$91.8	$85.1
December 31, 2019

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2019	Principal at December 31, 2019	Carrying Value at December 31, 2019
9/13/2007	9/15/2037	3 month LIBOR + 3.15%	5.04%	$91.8	$84.7
Other Indebtedness
Our consolidated balance sheets include various long-term debt instruments under the caption “other indebtedness,” as detailed in the table below. Information regarding the terms and principal amounts of each of these debt instruments is also provided.

(in millions)	December 31,
Debt Type	2020	2019
Floating rate loan stock	$60.7	$56.3
Term loan	—	125.0
Total other indebtedness	$60.7	$181.3
Floating Rate Loan Stock
This unsecured debt was assumed through the acquisition of Argo Underwriting Agency, Ltd. At December 31, 2020 and 2019, all notes were eligible for redemption subject to certain terms and conditions at a price equal to 100% of the principal plus accrued and unpaid interest. Interest on the U.S. dollar and euro notes is due semiannually and quarterly, respectively. A summary of the notes outstanding at December 31, 2020 and 2019 is presented below:
December 31, 2020

(in millions)
Currency	Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2020	Amount
U.S. Dollar	12/8/2004	11/15/2034	6 month LIBOR + 4.2%	4.54%	$6.5
U.S. Dollar	10/31/2006	1/15/2036	6 month LIBOR + 4.0%	4.34%	10.0
Total U.S. Dollar notes					16.5
Euro	9/6/2005	8/22/2035	3 month LIBOR + 4.0%	3.47%	14.7
Euro	10/31/2006	11/22/2036	3 month LIBOR + 4.0%	3.47%	12.9
Euro	6/8/2007	9/15/2037	3 month LIBOR + 3.9%	3.36%	16.6
Total Euro notes					44.2
Total notes outstanding					$60.7

December 31, 2019

(in millions)
Currency	Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2019	Amount
U.S. Dollar	12/8/2004	11/15/2034	6 month LIBOR + 4.2%	6.41%	$6.5
U.S. Dollar	10/31/2006	1/15/2036	6 month LIBOR + 4.0%	6.21%	10.0
Total U.S. Dollar notes					16.5
Euro	9/6/2005	8/22/2035	3 month LIBOR + 4.0%	3.58%	13.3
Euro	10/31/2006	11/22/2036	3 month LIBOR + 4.0%	3.58%	11.6
Euro	6/8/2007	9/15/2037	3 month LIBOR + 3.9%	3.47%	14.9
Total Euro notes					39.8
Total notes outstanding					$56.3
No principal payments have been made since the acquisition of Argo Underwriting Agency, Ltd. The floating rate loan stock denominated in euros fluctuates due to foreign currency translation. The outstanding balance on these loans was $44.2 million and $39.8 million as of December 31, 2020 and 2019, respectively. The foreign currency translation adjustment is recorded in our consolidated statements of income (loss).
Borrowing Under Revolving Credit Facility
On November 2, 2018, each of Argo Group, Argo Group U.S., Inc., Argo International Holdings Limited, and Argo Underwriting Agency Limited (the “Borrowers”) entered into a new $325 million credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement matures on November 2, 2023, and replaced the prior $325 million Credit Agreement (the “Prior Agreement”), dated as of March 3, 2017. In connection with the consummation of the Credit Agreement, Argo Group borrowed $125 million as a term loan due on November 2, 2021, which amount was used on the issue date, November 2, 2018, to pay off in its entirety the $125 million of borrowings previously outstanding under the Prior Agreement. At December 31, 2019, the term loan had a three month LIBOR+ 1.25% rate structure and an interest rate of 3.18%. In addition, the Credit Agreement provided for a $200 million revolving credit facility, and the commitments thereunder shall expire on November 2, 2023 unless extended in accordance with the terms of the Credit Agreement. On September 17, 2020, the Company used most of the net proceeds from the Preferred Stock Offering (as defined in Note 12, “Shareholders’ Equity”) to pay off the term loan.
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
Included in the Credit Agreement is a provision that allows up to $200.0 million of the revolving credit facility to be used for letters of credit (“LOCs”), subject to availability. At December 31, 2020 and 2019, there were no borrowings outstanding and $70.5 million of LOCs, respectively, issued against the Credit Facility.
Letter of Credit Facilities
Argo Re may be required to secure its obligations under various reinsurance contracts in certain circumstances. In order satisfy these requirements, Argo Re has entered into one committed and two uncommitted secured bilateral LOC facilities with commercial banks and generally uses these facilities to issue LOCs in support of non-admitted reinsurance obligations in the U.S. and other jurisdictions. The committed LOC facility has a term of one year and includes customary conditions and event of default provisions. The uncommitted LOC facilities do not have a term and issuance of LOCs is at the discretion of the lenders. The availability of letters of credit under these secured facilities are subject to a borrowing base requirement, determined on the basis of specified percentages of the market value of eligible categories of securities pledged to the lender. On December 31, 2020, committed and uncommitted letter of credit facilities totaled $205 million.

In addition to the bilateral, secured letters of credit facilities described above, Argo Re can use other forms of collateral to secure these reinsurance obligations including trust accounts, cash deposits, LOCs issued by commercial banks on an uncommitted basis and the Credit Agreement.
On December 31, 2020, LOCs totaling $167.0 million were outstanding, of which $58.1 million were issued against the committed, secured bilateral LOC facility and $108.9 million were issued by commercial banks against the uncommitted, secured bilateral LOC facilities. Collateral with a market value of $189.4 million was pledged to these banks as security against these LOCs.
In 2018, Argo Group executed a LOC facility with a commercial bank to issue LOCs in favor of Lloyd’s to support its Funds at Lloyd’s requirements. This facility had an initial term of one year, and was unsecured, renewable and included customary conditions and event of default provisions. This facility was terminated in 2020. At December 31, 2019, a LOC in the amount of £23.3 million was issued in favor of Lloyd’s, which allowed the Company to reduce its other collateral pledged to Lloyd’s by a comparable amount.
Other Debt
Argo Group also has entered into agreements with commercial banks to issue unsecured LOCs that support its insurance and general operations. LOCs in the amount of $3.9 million and $3.1 million were outstanding as of December 31, 2020 and December 31, 2019, respectively.
The following table presents maturities of long-term debt as of December 31, 2020:

		For the Years Ended
(in millions)	Total	2021	2022	2023	2024	2025	Thereafter
Long-term debt:
Junior subordinated debentures (1)	411.0	10.1	10.1	10.1	10.1	10.1	360.5
Senior unsecured fixed rate notes (2)	347.0	9.3	9.4	9.3	9.4	9.3	300.3
Floating rate loan stock (3)	94.4	2.3	2.3	2.3	2.3	2.3	82.9
(1) Interest only on Junior Subordinated Debentures through 2037. Interest calculated based on the rate in effect at December 31, 2020. Principal due beginning May 2033.
(2) Interest only on Senior Unsecured Fixed Rate Notes through 2042. Interest calculated based on the rate in effect at December 31, 2020. Principal due September 2042.
(3) Interest only on Floating Rate Loan Stock through 2034. Interest calculated based on the rate in effect at December 31, 2020. Principal due beginning November 2034.
Senior Unsecured Fixed Rate Notes
See Note 24, “Senior Unsecured Fixed Rate Notes,” for disclosures about our Senior Notes.

11.    Disclosures about Fair Value of Financial Instruments
Cash. The carrying amount approximates fair value.
Investment securities and short-term investments. See Note 4, “Investments,” for additional information.
Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables and reinsurance recoverables on paid losses approximates fair value.
Debt. At December 31, 2020 and 2019, the fair value of our debt instruments is determined using both Level 1 and Level 2 inputs, as previously defined in Note 4, “Investments”.
We receive fair value prices from third-party pricing services for our financial instruments as well as for similar financial instruments. These prices are determined using observable market information such as publicly traded quoted prices, and trading prices for similar financial instruments actively being traded in the current market. We have reviewed the processes used by the third-party providers for pricing the securities and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of

December 31, 2020 and December 31, 2019. A description of the valuation techniques we use to measure these liabilities at fair value is as follows:

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
A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	December 31,
	2020		2019
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures:
Trust preferred debentures	$172.7	$173.6	$172.7	$174.0
Subordinated debentures	85.1	92.3	84.7	92.5
Total junior subordinated debentures	257.8	265.9	257.4	266.5
Senior unsecured fixed rate notes	140.2	146.7	140.0	144.2
Floating rate loan stock	60.7	61.0	56.3	56.8
Based on an analysis of the inputs, our financial instruments measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2020	Level 1 (a)	Level 2 (b)	Level 3 (c)
Junior subordinated debentures:
Trust preferred debentures	$173.6	$—	$173.6	$—
Subordinated debentures	92.3	—	92.3	—
Total junior subordinated debentures	265.9	—	265.9	—
Senior unsecured fixed rate notes	146.7	146.7	—	—
Floating rate loan stock	61.0	—	61.0	—
	473.6	146.7	326.9	—
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

12.    Shareholders’ Equity
Preferred Stock
On July 9, 2020, the Company issued 6,000 shares of its Series A Preference Shares (equivalent to 6,000,000 depositary shares, each representing a 1/1,000th interest in a Series A Preference Share) with a $25,000 liquidation preference per share (equivalent to $25 per depositary share) (the “Preferred Stock Offering”).
Net proceeds from the sale of the depositary shares were approximately $144 million after deducting underwriting discounts and estimated offering expenses payable by the Company. On September 17, 2020, the Company used most of the net proceeds to repay the $125 million principal outstanding on its term loan, previously reported in the line item “Other indebtedness” on our Consolidated Balance Sheets, and intends to use the remainder of the proceeds for working capital to support continued growth in insurance operations.
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
So long as any Series A Preference Shares remain outstanding, unless dividends on all outstanding Series A Preference Shares payable on a dividend payment date have been declared and paid or provided for in full, (1) no dividend shall be paid or declared on our common shares or any other junior shares or any parity shares, other than a dividend payable solely in our common shares, other junior shares or (solely in the case of parity shares) other parity shares, as applicable, and (2) no common shares, other junior shares or parity shares shall be purchased, redeemed or otherwise acquired for consideration by us, directly or indirectly (other than (i) as a result of a reclassification of junior shares for or into other junior shares, or a reclassification of parity shares for or into other parity shares, or the exchange or conversion of one junior share for or into another junior share or the exchange or conversion of one parity share for or into another parity share, (ii) through the use of the proceeds of a substantially contemporaneous sale of junior shares or (solely in the case of parity shares) other parity shares, as applicable, or (iii) as required by or necessary to fulfill the terms of any employment contract, benefit plan or similar arrangement with or for the benefit of one or more employees, directors or consultants), in each case, during the following dividend period.
Upon any voluntary or involuntary liquidation, dissolution or winding-up of Argo Group holders of the Series A Preference Shares are entitled to receive out of our assets available for distribution to shareholders, before any distribution is made to holders of our common shares or other junior shares, a liquidating distribution in the amount of $25,000 per Series A Preference Share (equivalent to $25 per depositary share) plus the amount of declared and unpaid dividends, if any, to the date fixed for distribution, without interest on such unpaid dividends. Distributions will be made pro rata in accordance with the respective aggregate liquidation preferences of the Series A Preference Shares and any parity shares, and only to the extent of our assets, if any, that are available after satisfaction of all liabilities to creditors.
Neither the depositary shares nor the underlying Series A Preference Shares will be convertible into, or exchangeable for, shares of any other class or series of stock or other securities of Argo Group or our subsidiaries. Neither the depositary shares nor the underlying Series A Preference Shares have a stated maturity or will be subject to any sinking fund, retirement fund, or purchase fund or other obligation of ours to redeem, repurchase or retire the depositary shares or the Series A Preference Shares.
We may redeem the Series A Preference Shares at our option, in whole or in part, from time to time, on or after September 15, 2025, at a redemption price equal to $25,000 per share (equivalent to $25 per depositary share), plus the amount of declared and unpaid dividends, if any, without interest on such unpaid dividends. In addition, we may redeem the Series A Preference Shares in specified circumstances relating to certain corporate, regulatory, rating agency or tax events; provided that no such redemption may occur prior to September 15, 2025 unless one of the redemption requirements is satisfied. The depositary shares will be redeemed only if and to the extent the related Series A Preference Shares are redeemed by us.
The Series A Preference Shares will not have voting rights, except under limited circumstances.

During 2020, our Board declared quarterly cash dividends totaling $768.056 on each share of our Series A Preference Shares, or $0.768056 per depositary share, outstanding to our shareholders of record. For the year ended December 31, 2020, we paid cash dividends totaling $4.6 million to our preferred shareholders.
We are authorized to issue 30 million shares of $1.00 par value preferred shares. As of December 31, 2020 and 2019, 6,000 and 0 preferred shares were issued and outstanding, respectively.
Common Stock
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
During 2020, our Board declared quarterly cash dividends totaling $1.24 on each share of common stock outstanding to our shareholders of record. For the year ended December 31, 2020, we paid cash dividends totaling $43.0 million to our common shareholders.
During 2019, our Board declared quarterly cash dividends totaling $1.24 on each share of common stock outstanding. For the year ended December 31, 2019, we paid cash dividends totaling $43.1 million to our shareholders.
During 2018, our Board declared quarterly cash dividends totaling $1.08 on each share of common stock outstanding. For the year ended December 31, 2018, we paid cash dividends totaling $37.5 million to our shareholders.
On May 3, 2016, our Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous Repurchase Authorizations. As of December 31, 2020, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
For the years ended December 31, 2020 and 2019, we did not repurchase any common shares. The repurchase of common stock is also subject to the terms of our Series A Preference Shares, pursuant to which we may not (other than in limited circumstances) purchase, redeem or otherwise acquire our common stock unless the full dividends for the latest completed dividend period on all outstanding shares of our Series A Preferred Stock have been declared and paid or provided for.
13.    Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of taxes (where applicable) by component for the year ended December 31, 2020 and 2019 is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2019	$(22.4)	$(49.0)	$(6.7)	$(78.1)
Other comprehensive (loss) income before reclassifications	(0.2)	73.8	(1.4)	72.2
Amounts reclassified from accumulated other comprehensive income	—	8.7	—	8.7
Net current-period other comprehensive (loss) income	(0.2)	82.5	(1.4)	80.9
Balance, December 31, 2019	(22.6)	33.5	(8.1)	2.8
Other comprehensive (loss) income before reclassifications	(15.3)	78.7	(0.5)	62.9
Amounts reclassified from accumulated other comprehensive income	—	(12.8)	—	(12.8)
Net current-period other comprehensive (loss) income	(15.3)	65.9	(0.5)	50.1
Cumulative effect of adoption of ASU 2016-13	—	5.7	—	5.7
Balance, December 31, 2020	$(37.9)	$105.1	$(8.6)	$58.6

The amounts reclassified from accumulated other comprehensive (loss) income shown in the above table have been included in the following captions in our Consolidated Statements of Income (Loss):

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Unrealized gains and losses on securities:
Net realized investment (gains) loss	$(12.8)	$9.9	$5.4
Benefit for income taxes	—	(1.2)	(0.5)
Net of taxes	$(12.8)	$8.7	$4.9

14.    Net (Loss) Income Per Common Share
The following table presents the calculation of net (loss) income per common share on a basic and diluted basis:

	For the Years Ended December 31,
(in millions, except number of shares and per share amounts)	2020	2019	2018
Net (loss) income	$(54.1)	$(14.1)	$57.0
Less: Preferred share dividends	4.6	—	—
Net (loss) income attributable to common shareholders	(58.7)	(14.1)	57.0
Weighted average common shares outstanding - basic	34,614,813	34,205,954	33,922,009
Effect of dilutive securities:
Equity compensation awards	—	—	756,772
Weighted average common shares outstanding - diluted	34,614,813	34,205,954	34,678,781
Net (loss) income per common share:
Basic	$(1.70)	$(0.41)	$1.68
Diluted	$(1.70)	$(0.41)	$1.65
Excluded from the weighted average common shares outstanding calculation are 11,315,889 shares, which are held as treasury shares, at December 31, 2020, 2019 and 2018, respectively. The shares are excluded as of their repurchase date. Due to the net losses incurred during the years ended December 31, 2020 and 2019, the potentially dilutive securities that were anti-dilutive, and therefore, omitted from the calculation were 197,035 and 587,462 shares, respectively. In 2018, there were no anti-dilutive shares of common stock to be excluded from the computation of diluted net income per common share.
15.    Share-based Compensation
The fair value method of accounting is used for share-based compensation plans. Under the fair value method, compensation cost is measured based on the fair value of the award at the measurement date and recognized over the requisite service period, less estimated forfeiture.
We estimate forfeitures based on historical forfeitures patterns, thereby recognizing expense only for those awards that are expected to vest. The estimate of forfeitures is adjusted as actual forfeitures differ from our estimate, resulting in recognition of compensation expense only for those awards that actually vest.
The compensation expense recognized under all our share-based payment plans was $8.7 million ($7.8 million, net of tax), $16.9 million ($15.5 million, net of tax) and $18.3 million ($16.5 million, net of tax) for the years ended December 31, 2020, 2019 and 2018, respectively. The compensation expense is included in “Underwriting, acquisition and insurance expenses” in our Consolidated Statements of Income (Loss).
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
Restricted Shares
A summary of restricted share activity as of December 31, 2020 and changes during the year then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2020	471,271	$60.09
Granted	399,578	$32.53
Vested and issued	(177,918)	$51.25
Expired or forfeited	(165,057)	$50.89
Outstanding at December 31, 2020	527,874	$43.37
As of December 31, 2020, there was $14.6 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group. The weighted-average period over which this unrecognized expense is expected to be recognized is 2.2 years. The total fair value of shares vested during the year ended December 31, 2020 was $10.0 million.
A summary of stock-settled SARs activity as of December 31, 2020 and changes during the year then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2020	625,368	$33.60
Exercised	(470,182)	$32.75
Expired or forfeited	(15,031)	$37.85
Outstanding at December 31, 2020	140,155	$35.98
As of December 31, 2020, all stock-settled SARS are fully vested. Upon exercise of the stock-settled SARs, the employee is entitled to receive shares of our common stock equal to the appreciation of the stock as compared to the exercise price. There was no expense recognized for the year ended December 31, 2020 for stock-settled SARs. For the year ended December 31, 2020, 470,182 stock-settled SARs were exercised resulting in 124,220 shares being issued. Aggregate intrinsic value of the stock-settled SARs at December 31, 2020 was $1.1 million. The remaining weighted average contractual term at December 31, 2020 was 0.85 years.
Included in the total shares outstanding at December 31, 2020 are 124,892 restricted shares whose vesting is contingent on the employee meeting defined performance conditions. Employees have a specified time period in which to meet the performance condition (typically three years) and forfeit the grant (on a pro rata basis) if the performance conditions are not met in the specified time frame. We evaluate the likelihood of the employee completing the performance condition and include this estimate in the determination of the forfeiture factor for the grants.

Employees Share Purchase Plans
We have established an employee stock purchase plan for eligible employees (Argo Group’s 2007 Employee Share Purchase Plan). Under this plan, newly issued shares of our common stock may be purchased over an offering period of three months at 85% of the lower of the market value on the first day of the offering period or on the designated purchase date at the end of the offering period. We have also established a “Save As You Earn Plan” for our United Kingdom (“U.K.”) employees. Under this plan, newly issued shares of our common stock may be purchased over an offering period of three or five years at 85% of the market value of the common shares on the first day of the offering period. Expense recognized under these plans for the years ended December 31, 2020, 2019 and 2018 was $0.7 million, $0.5 million and $0.4 million, respectively.
16.    Underwriting, Acquisition and Insurance Expenses & Other Corporate Expenses
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses were as follows:

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Commissions	$268.0	$241.3	$281.3
General expenses	391.0	379.3	352.2
Premium taxes, boards and bureaus	29.7	33.0	32.5
	688.7	653.6	666.0
Net deferral of policy acquisition costs	(9.3)	12.4	(9.9)
Total underwriting, acquisition and insurance expenses	$679.4	$666.0	$656.1
Other Corporate Expenses
During the years ended December 31, 2020 and December 31, 2019, we incurred costs of $5.8 million and $37.6 million, respectively, primarily in connection with the previously disclosed corporate governance and compensation matters, including responding to the 2019 subpoena from the SEC related to the Company's disclosure of certain compensation-related perquisites received by the Company's former chief executive officer. During the second quarter of 2020, the Company reached a settlement with the SEC related to its investigation, which required that the Company pay a $900,000 civil penalty, which is included in other corporate expenses for the year ended December 31, 2020. Other corporate expenses includes costs associated with the review of group reserves and the write-down of certain long-lived assets.
These non-recurring costs are included in the line item “Other corporate expenses” in the Company’s Consolidated Statement of (Loss) Income, and have been excluded from the calculation of our expense ratio.
17.    Income Taxes
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
We do not consider ourselves to be engaged in a trade or business in the U.S. or the U.K. and, accordingly, do not expect to be subject to direct U.S. or U.K. income taxation.
We have subsidiaries based in the U.K. that are subject to the tax laws of that country. Under current law, these subsidiaries are taxed at the applicable corporate tax rates. Certain U.K. subsidiaries are deemed to be engaged in business in the U.S., and therefore, are subject to U.S. corporate tax in respect of a proportion of their U.S. underwriting business only. Relief is available against the U.K. tax liabilities in respect of overseas taxes paid that arise from the underwriting business. Our U.K. subsidiaries file separate U.K. income tax returns.
We have subsidiaries based in the U.S. that are subject to U.S. tax laws. Under current law, these subsidiaries are taxed at the applicable corporate tax rates. Our U.S. subsidiaries generally file a consolidated U.S. federal income tax return.

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
The following table presents the components of income tax provision (benefit) included in the amounts reported in our consolidated financial statements:

	For the Years Ended December 31,
(in millions)	2020		2019	2018
Current income tax provision (benefit) related to:
United States (Federal)	$28.0		$37.3	$20.8
United States (State)	$1.4		$1.7	$1.4
United Kingdom	(0.1)		(1.5)	3.1
Other jurisdictions	—	(1)	0.1	0.1
Total current income tax provision	29.3		37.6	25.4
Deferred income tax provision (benefit) related to:
United States	(5.1)		(17.7)	(21.6)
United Kingdom	(16.6)		(5.8)	0.1
Other jurisdictions	0.1		—	0.1
Total deferred income tax (benefit)	(21.6)		(23.5)	(21.4)
Income tax provision (benefit)	$7.7		$14.1	$4.0
(1) Tax expense for the respective year was less than $0.1 million.
Our expected income tax provision (benefit) computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the years ended December 31, 2020, 2019 and 2018, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

(in millions)	2020		2019				2018
	Pre-Tax Income (Loss)	Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate		Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$(56.2)	—%	$(34.7)		—%		$22.0		—%
United States	103.3	22.7%	84.7		24.6%		12.1		(1.0)%
United Kingdom	(100.6)	15.7%	(45.9)		14.9%		24.1		14.7%
Belgium	0.2	30.7%	—	(1)	15.8%		—	(1)	—%	(2)
Brazil	3.9	—%	5.2		—%		(0.5)		—%
United Arab Emirates	2.1	—%	0.4		—%		0.8		—%
Ireland	1.8	—%	(0.1)		—%		(0.2)		—%
Italy	0.6	—%	(7.4)		—%		0.9		—%
Malta	(1.4)	—%	(2.0)		—%		1.7		—%
Luxembourg	—	—%	—		—%		—	(1)	—%
Switzerland	(0.1)	—%	(0.2)		(0.2)%		0.1		18.4%
Pre-tax income (loss)	$(46.4)	(16.6)%	$—		—%	(2)	$61.0		6.6%
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

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Income tax provision (benefit) at expected rate	$4.0	$8.9	$7.7
Tax effect of:
Nontaxable investment income	(0.7)	(1.2)	(1.9)
Foreign exchange adjustments	1.6	(0.1)	(0.6)
Impairment of goodwill	1.0	2.9	—
Withholding taxes	0.1	0.2	0.4
Change in uncertain tax position liability	0.7	1.4	1.8
Change in valuation allowance	0.5	(1.8)	(1.5)
Impact of change in tax rate related to TCJA	—	—	(0.8)
Other	0.5	3.8	(1.1)
Income tax provision (benefit)	$7.7	$14.1	$4.0

The net deferred tax asset (liability) comprises the tax effects of temporary differences related to the following assets and liabilities:

	December 31,
(in millions)	2020	2019
Deferred tax assets:
Losses and loss adjustment expense reserve discounting	$29.2	$24.6
Unearned premiums	25.9	25.3
Net operating loss carryforwards	27.9	28.3
Investment in limited partnership interests	7.8	10.3
Investments	2.0	2.2
Right of use assets	12.7	14.5
Accrued compensation	6.3	3.8
Stock option expense	0.7	1.1
United Kingdom underwriting results	21.9	4.2
Other	9.6	6.3
Deferred tax assets, gross	144.0	120.6
Deferred tax liabilities:
Unrealized gains on equity securities	(5.7)	(2.6)
Unrealized gains on fixed maturities and other investment securities	(22.3)	(6.1)
Unrealized gains on limited partnership interests	(14.7)	(15.6)
Depreciable fixed assets	(20.5)	(21.6)
Deferred acquisition costs	(20.4)	(18.6)
Lease liability	(11.7)	(14.0)
TCJA reserve transitional liability	(2.7)	(3.2)
Other	(0.7)	(0.2)
Deferred tax liabilities, gross	(98.7)	(81.9)
Deferred tax assets, net before valuation allowance	$45.3	$38.7
Valuation allowance	(28.6)	(28.1)
Deferred tax asset (liabilities), net	$16.7	$10.6
Net deferred tax assets (liabilities) - Other jurisdictions	$21.4	$4.4
Net deferred tax liabilities - United States	(4.7)	6.2	(1)
Deferred tax asset (liabilities), net	$16.7	$10.6
(1) Net deferred tax liability for the respective year was less than $0.1 million.

Our gross deferred tax assets are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future taxable income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of future taxable income sufficient to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally for our U.S. property and casualty insurers two years for net operating losses and for all our U.S. subsidiaries three years for capital losses. If a company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. The net change in valuation allowance for deferred tax assets was an increase of $0.5 million in 2020, relating to the following: Internal Revenue Code Section 382 limited net operating loss carryforwards within the U.S., cumulative losses incurred since inception, and valuation allowances acquired through or related to acquisitions. Based upon a review of our available evidence, both positive and negative discussed above, our management concluded that it is more-likely-than-not that the other deferred tax assets will be realized.
For tax return purposes, as of December 31, 2020, we had NOL carryforwards in Brazil, Italy, Malta, and the United States. The amount and timing of realizing the benefits of NOL carryforwards depend on future taxable income and limitations imposed by tax laws. Only a portion of the United States NOL carryforwards has been recognized as mentioned above in the consolidated financial statements and is included in net deferred tax liabilities. The NOL amounts by jurisdiction and year of expiration are as follows:

(in millions)	December 31, 2020	Expiration
Net operating loss carryforwards by jurisdiction:
Brazil	$0.7	Indefinite
Italy	49.6	Indefinite
Malta	14.3	Indefinite
United States	43.3	2025 - 2037
For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. Included in the balances at December 31, 2020 and 2019 were $8.2 million and $7.5 million, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. The Company believes it is reasonably possible that $4.3 million of the total amount of uncertain tax benefits will decrease within the next 12 months as a result of a lapse of the statute of limitations or settlement with taxing authorities. Related interest in the amount of $0.5 million, $0.5 million, and $0.3 million has been recorded in the line item “Interest Expense” in our Consolidated Statements of Income (Loss) for the year ended December 31, 2020, 2019, and 2018, respectively. Related penalty in the amount of $0.1 million, $0.2 million, and $0.5 million has been recorded in the line item “Underwriting, acquisition and insurance expenses” in our Consolidated Statements of Income (Loss) for the year ended December 31, 2020, 2019, and 2018, respectively.
The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2020 and 2019:

(in millions)	2020	2019
Balance at January 1	$7.5	$6.1
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Additions based on tax positions related to current year	0.7	1.4
Reductions based on tax positions related to current year	—	—
Reductions based on settlements with taxing authorities	—	—
Expiration of statute of limitations	—	—
Balance at December 31	$8.2	$7.5
Our U.S. subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2015. Our U.K. subsidiaries are no longer subject to U.K. income tax examinations by Her Majesty’s Revenue and Customs for years before 2018.
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

The Consolidated Appropriations Act (the “CAA”) was enacted on December 27, 2020. The Company does not anticipate the CAA to have a material impact on its financial statements and will continue to analyze it.
18.    Pension Benefits and Savings Plans
Argo Group U.S., Inc. sponsors a qualified defined benefit plan and non-qualified unfunded supplemental defined benefit plans, all of which were curtailed effective February 2004. As of December 31, 2020 and 2019, the qualified pension plan was underfunded by $4.2 million and $3.7 million, respectively. The non-qualified pension plans were unfunded by $2.0 million at December 31, 2020 and 2019, respectively. Underfunded and unfunded amounts are included in “accrued underwriting expenses and other liabilities” in our consolidated balance sheets. Based on the current funding status of the pension plan, effects of the curtailment and expected changes in pension plan asset values and pension obligations, we do not believe any significant funding of the pension plan will be required during the year ending December 31, 2021. Net periodic benefit costs were $0.1 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively. Net periodic benefit cost were minimal for the year ended December 31, 2018.
Substantially all of our employees are either eligible or mandated by applicable laws to participate in employee savings plans. Under these plans, a percentage of an employee’s pay may be or is mandated based on applicable laws to be contributed to various savings alternatives. The plans also call for our contributions under several formulae. Charges to income related to our contributions were $9.2 million, $8.9 million and $7.9 million in 2020, 2019 and 2018, respectively.
19.    Commitments and Contingencies
Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of legal counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.
We have contractual commitments to invest up to $80.0 million related to our limited partnership investments at December 31, 2020. These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time, not to exceed twelve years.
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

Revenue and income before income taxes for each segment were as follows:

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Revenue:
Earned premiums
U.S. Operations	$1,207.6	$1,119.9	$1,078.7
International Operations	572.5	609.6	652.5
Run-off Lines	0.4	0.2	0.3
Total earned premiums	1,780.5	1,729.7	1,731.5
Net investment income
U.S. Operations	80.3	100.0	82.9
International Operations	26.7	44.2	32.9
Run-off Lines	4.0	5.7	8.1
Corporate and Other	1.7	1.2	8.4
Total net investment income	112.7	151.1	132.3
Fee and other income	7.9	9.1	9.0
Net realized investment (losses) gains	(7.2)	80.1	(72.0)
Total revenue	$1,893.9	$1,970.0	$1,800.8

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Income (loss) before income taxes
U.S. Operations	$111.7	$139.3	$161.2
International Operations	(82.1)	(137.0)	32.0
Run-off Lines	(12.9)	(9.8)	(9.3)
Total segment income (loss) before taxes	16.7	(7.5)	183.9
Corporate and Other	(34.7)	(44.8)	(47.0)
Net realized investment and other (losses) gains	(7.2)	80.1	(72.0)
Foreign currency exchange (losses) gains	(15.4)	9.8	(3.9)
Other corporate expenses	(5.8)	(37.6)	—
Total (loss) income before income taxes	$(46.4)	$—	$61.0
The table below presents earned premiums by geographic location for the years ended December 31, 2020, 2019 and 2018. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Years Ended December 31,
(in millions)	2020	2019	2018
United States	$1,205.0	$1,115.8	$1,072.9
United Kingdom	361.1	391.5	455.8
Bermuda	96.5	80.7	85.4
Malta	59.5	85.0	61.0
All other jurisdictions	58.4	56.7	56.4
Total earned premiums	$1,780.5	$1,729.7	$1,731.5

The following table represents identifiable assets:

	December 31,
(in millions)	2020	2019
U.S. Operations	$6,032.2	$5,013.7
International Operations	3,899.4	4,996.0
Run-off Lines	335.9	356.9
Corporate and Other	198.3	142.2
Total	$10,465.8	$10,508.8
Included in total assets at December 31, 2020 and 2019 are $825.9 million and $916.3 million, respectively, in assets associated with trade capital providers.
The following table represents goodwill and intangible assets, net of accumulated amortization, as of December 31, 2020 and 2019:

	Goodwill		Intangible Assets, Net of Accumulated Amortization
(in millions)	2020	2019	2020	2019
U.S. Operations	$118.6	$123.5	$—	$—
International Operations	28.7	37.9	60.5	91.8
Total	$147.3	$161.4	$60.5	$91.8
On April 30, 2020, we sold our Trident brand and wrote off $4.9 million of goodwill in U.S. Operations as a result of the Trident transaction. On November 25, 2020, we sold Ariel Re’s premium renewal rights and wrote off $9.2 million of goodwill and $30.2 million of intangible assets, net of accumulated amortization, in International Operations as a result of the Ariel Re transaction. For more information about these transactions, see Note 3, “Recent Acquisitions, Disposals & Other Transactions.”
21.    Statutory Accounting Principles
Financial Information
The statutory capital and surplus for our principal operating subsidiaries was as follows:

Statutory capital and surplus (1)	December 31,
(in millions)	2020	2019
Bermuda	$1,482.8	$1,460.8
United Kingdom (2)	534.7	443.1
United States	1,072.1	1,051.4
(1) Such amounts include ownership interests in affiliate insurance and reinsurance subsidiaries.
(2) Capital on deposit with Lloyd’s in U.S. dollars
The statutory net income (loss) for our principal operating subsidiaries was as follows:

Statutory net income (loss) (1)	For the Years Ended December 31,
(in millions)	2020	2019	2018
Bermuda	$(35.9)	$7.1	$47.4
United Kingdom (2)	(53.0)	(15.1)	(9.5)
United States	76.4	196.1	110.8
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

The payment of dividends to our shareholders is governed by the Bermuda Companies Act of 1981, as amended, which permits the payment of dividends so long as (i) we are not, or would not be after the payment, unable to pay our liabilities as they become due and (ii) the realizable value of our assets is in excess of our liabilities after taking such payment into account. In light of these restrictions, we have no material restrictions on dividend payments that may be made to our shareholders at December 31, 2020.
Argo Re is the direct subsidiary of Argo Group, and therefore, has direct dividend paying capabilities to the parent.
As of December 31, 2020, Argo Re’s solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Insurance Act. As of December 31, 2020 and 2019, the minimum statutory capital and surplus required to be maintained by Argo Re was $201.3 million and $242.9 million, respectively.
Argo Re is generally prohibited from declaring or paying, in any financial year, dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Bermuda Monetary Authority (“BMA”) an affidavit signed by at least two directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio. Argo Re may not reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Based on these regulatory restrictions, the maximum amount available for payment of dividends to Argo Group by Argo Re during 2020 without prior regulatory approval is $370.7 million.
In 2020, 2019, and 2018 Argo Re paid a cash dividend of $58.8 million, $52.1 million, and $36.5 million respectively, to Argo Group. The proceeds of the dividends were used to repay intercompany balances related primarily to the funding of dividend and interest payments and other corporate expenses.
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
As an intermediate insurance holding company, Argo Group U.S., Inc. is largely dependent on dividends and other permitted payments from its insurance subsidiaries to service its debt, fund operating expenses and pay dividends to Argo Ireland. Various state insurance laws restrict the amount that may be transferred to Argo Group U.S., Inc. from its subsidiaries in the form of dividends without prior approval of regulatory authorities. In addition, that portion of the insurance subsidiaries’ net equity that results from the difference between statutory insurance principles and GAAP would not be available for dividends.
In December 2020, Argo Group U.S., Inc. received an ordinary dividend in the amount of $10.0 million in cash from Rockwood. In December 2020, Argo Group U.S., Inc. received an ordinary dividend in the amount of $50.0 million in cash from Argonaut Insurance Company. In December 2019, Argo Group U.S., Inc. received an ordinary dividend in the amount of $30.0 million in cash from Rockwood. In December 2019, Argo Group U.S., Inc. received an ordinary dividend in the amount of $50.0 million in cash from Argonaut Insurance Company. In December 2018, Argo Group U.S., Inc. received an ordinary dividend in the amount of $20.0 million in cash from Rockwood.
Argonaut Insurance Company is a direct subsidiary of Argo Group U.S., Inc. and is regulated by the Illinois Division of Insurance. During 2021, Argonaut Insurance Company may be permitted to pay dividends of up to $97.5 million without approval from the Illinois Division of Insurance. Rockwood, a direct subsidiary of Argo Group U.S., Inc., is regulated by the Pennsylvania Department of Insurance. Rockwood may not be permitted to pay dividends without approval from the Pennsylvania Department of Insurance during 2021. Each department of insurance may require prior approval for the payment of all dividends, based on business and regulatory conditions of the insurance companies.
Argo Underwriting Agency Ltd. (“AUA”) is our wholly-owned subsidiary through which we conduct the operations of Syndicates 1200 and 1910. Dividend payments from AUA to the immediate parent are not restricted by regulatory authority. Dividend payments will be subject to the earnings, operations, financial condition, capital and general business requirements of AUA.

Certain assets of our subsidiaries are pledged to regulatory agencies, serve as collateral for letters of credit or are assigned as the assets of the trade capital providers of our Lloyd’s syndicate, and therefore, are not available funds that may be paid up as dividends to Argo Group. See Note 4, “Investments” and Note 20, “Segment Information” for further discussion.
22.    Insurance Assessments
We are required to participate in statutorily created insolvency guarantee, weather-related loss protection associations, and second-injury funds in all states in the U.S. where we are authorized to transact business. These associations were formed for the purpose of paying the claims of insolvent companies. We are assessed a pro-rata share of such claims based upon our premium writings, subject to a maximum annual assessment per line of insurance. Certain of these assessments can be recovered through premium tax offsets or policy surcharges. We do not believe that assessments on current insolvencies will have a material impact on our financial condition or results of operations. We have accrued assessments of $6.7 million and $6.9 million at December 31, 2020 and 2019, respectively.
23.    Transactions with Related Parties
In 2013, our Surety unit received a submission through its established broker network to issue approximately $13 million of surety bonds on behalf of Kinetica Partners, LLC (“Kinetica”) in connection with a Gulf of Mexico pipeline project. Mr. Gary Woods, the former Chairman of our Board who served in such role until the 2020 Annual General Meeting, is also the Chairman of the board of directors of Kinetica, and beneficially owns 10% of Kinetica through a family trust. The submission was underwritten, priced and bound in the ordinary course of business by the Surety unit. The terms and conditions of the surety bonds that were issued and the premium charged to Kinetica for issuance of the bonds, were consistent with those routinely applied and charged for similarly situated risks bound for unrelated third-parties. As of December 31, 2020, approximately $12 million of the surety bonds were still outstanding. Per the Surety unit’s standard requirements in connection with the issuance of surety bonds, Kinetica and Mr. Woods, in his personal capacity, among others, executed our Surety unit’s standard form of indemnity agreement holding our Surety unit harmless against any and all losses and expenses incurred resulting from the issuance of the surety bonds.
24.    Senior Unsecured Fixed Rate Notes
In September 2012, Argo Group (the “Parent Guarantor”), through its subsidiary Argo Group U.S., Inc. (the “Subsidiary Issuer”), issued $143,750,000 aggregate principal amount of the Subsidiary Issuer’s 6.5% Senior Notes due September 15, 2042 (the “Notes”). The Notes are unsecured and unsubordinated obligations of the Subsidiary Issuer and rank equally in right of payment with all of the Subsidiary Issuer’s other unsecured and unsubordinated debt. The Notes are guaranteed on a full and unconditional senior unsecured basis by the Parent Guarantor. The Notes may be redeemed, for cash, in whole or in part, on or after September 15, 2017, at the Subsidiary Issuer’s option, at any time and from time to time, prior to maturity at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date.
In accordance with ASU 2015-3, “Simplifying the Presentation of Debt Issuance Costs” (Topic 835), we present the unamortized debt issuance costs in the balance sheet as a direct deduction from the carrying value of the debt liability. At December 31, 2020 and 2019, the Notes consisted of the following:

(in millions)	December 31, 2020	December 31, 2019
Senior unsecured fixed rate notes
Principal	$143.8	$143.8
Less: unamortized debt issuance costs	(3.6)	(3.8)
Senior unsecured fixed rate notes, less unamortized debt issuance costs	$140.2	$140.0
In accordance with Article 10 of SEC Regulation S-X, we have elected to present condensed consolidating financial information in lieu of separate financial statements for the Subsidiary Issuer. The following tables present condensed consolidating financial information at December 31, 2020 and 2019 and for the three years ended December 31, 2020, 2019 and 2018 of the Parent Guarantor and the Subsidiary Issuer. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.
The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations and cash flows of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2020
(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group U.S., Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$0.6	$3,628.8	$1,626.4	$—	$5,255.8
Cash	3.0	17.4	128.4	—	148.8
Accrued investment income	—	16.7	5.1	—	21.8
Premiums receivable	—	267.5	412.3	—	679.8
Reinsurance recoverables	—	1,761.2	1,247.8	—	3,009.0
Goodwill and other intangible assets, net	—	118.5	89.3	—	207.8
Current income taxes receivable, net	—	(5.6)	8.6	—	3.0
Deferred tax assets, net	—	(4.6)	21.3	—	16.7
Deferred acquisition costs, net	—	97.1	66.5	—	163.6
Ceded unearned premiums	—	340.6	234.5	—	575.1
Operating lease right-of-use assets	6.2	51.7	24.1	—	82.0
Other assets	14.5	153.5	126.7	—	294.7
Assets held for sale	—	7.4	0.3	—	7.7
Intercompany note receivable	—	59.0	(59.0)	—	—
Investments in subsidiaries	1,881.9	—	—	(1,881.9)	—
Total assets	$1,906.2	$6,509.2	$3,932.3	$(1,881.9)	$10,465.8
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$3,348.7	$2,057.3	$—	$5,406.0
Unearned premiums	—	951.2	513.6	—	1,464.8
Funds held and ceded reinsurance payable, net	—	489.0	526.1	—	1,015.1
Debt	28.4	284.5	145.8	—	458.7
Accrued underwriting expenses and other liabilities	6.3	67.8	93.5	—	167.6
Operating lease liabilities	6.2	60.4	29.2	—	95.8
Due to (from) affiliates	7.5	0.9	(0.9)	(7.5)	—
Total liabilities	48.4	5,202.5	3,364.6	(7.5)	8,608.0
Total shareholders' equity	1,857.8	1,306.7	567.7	(1,874.4)	1,857.8
Total liabilities and shareholders' equity	$1,906.2	$6,509.2	$3,932.3	$(1,881.9)	$10,465.8
(1)Includes all other subsidiaries of Argo Group and all intercompany eliminations.
(2)Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2019
(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group U.S., Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$0.6	$3,405.6	$1,691.3	$—	$5,097.5
Cash	1.9	31.6	104.3	—	137.8
Accrued investment income	—	18.2	7.5	—	25.7
Premiums receivable	—	236.0	440.5	—	676.5
Reinsurance recoverables	—	1,689.4	1,417.8	—	3,107.2
Goodwill and other intangible assets, net	40.6	123.4	89.2	—	253.2
Deferred tax assets, net	—	6.8	3.8	—	10.6
Deferred acquisition costs, net	—	88.4	71.8	—	160.2
Ceded unearned premiums	—	306.4	238.6	—	545.0
Operating lease right-of-use assets	7.1	59.6	25.1	—	91.8
Other assets	7.8	165.8	214.3	—	387.9
Assets held for sale	—	15.4	—	—	15.4
Intercompany note receivable	—	56.7	(56.7)	—	—
Investments in subsidiaries	1,899.3	—	—	(1,899.3)	—
Total assets	$1,957.3	$6,203.3	$4,247.5	$(1,899.3)	$10,508.8
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$3,037.5	$2,120.1	$—	$5,157.6
Unearned premiums	—	899.8	511.1	—	1,410.9
Funds held and ceded reinsurance payable, net	—	650.6	605.8	—	1,256.4
Debt	153.4	284.3	141.0	—	578.7
Current income taxes payable, net	—	21.3	(7.4)	—	13.9
Accrued underwriting expenses and other liabilities	13.6	89.5	118.8	—	221.9
Operating lease liabilities	7.3	68.9	29.5	—	105.7
Due to (from) affiliates	19.3	(13.4)	13.4	(19.3)	—
Total liabilities	193.6	5,038.5	3,532.3	(19.3)	8,745.1
Total shareholders' equity	1,763.7	1,164.8	715.2	(1,880.0)	1,763.7
Total liabilities and shareholders' equity	$1,957.3	$6,203.3	$4,247.5	$(1,899.3)	$10,508.8
(1)Includes all other subsidiaries of Argo Group and all intercompany eliminations.
(2)Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2020
(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group U.S., Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$1,204.3	$576.2	$—	$1,780.5
Net investment income	—	87.3	25.4	—	112.7
Fee and other income	—	2.6	5.3	—	7.9
Net realized investment (losses) gains	(8.3)	4.5	(3.4)	—	(7.2)
Total revenue	(8.3)	1,298.7	603.5	—	1,893.9
Expenses:
Losses and loss adjustment expenses	—	764.5	444.3	—	1,208.8
Underwriting, acquisition and insurance expenses	20.4	411.0	248.0	—	679.4
Other corporate expenses	4.4	1.4	—	—	5.8
Interest expense	3.6	16.7	6.6	—	26.9
Fee and other expense	—	2.1	1.9	—	4.0
Foreign currency exchange (gains) losses	—	(0.4)	15.8	—	15.4
Total expenses	28.4	1,195.3	716.6	—	1,940.3
(Loss) income before income taxes	(36.7)	103.4	(113.1)	—	(46.4)
Provision (benefit) for income taxes	—	23.6	(15.9)	—	7.7
Net (loss) income before equity in earnings of subsidiaries	(36.7)	79.8	(97.2)	—	(54.1)
Equity in undistributed earnings of subsidiaries	(17.4)	—	—	17.4	—
Net (loss) income	$(54.1)	$79.8	$(97.2)	$17.4	$(54.1)
Dividends on preferred shares	4.6	$—	$—	$—	4.6
Net (loss) income attributable to common shareholders	$(58.7)	$79.8	$(97.2)	$17.4	$(58.7)

(1)Includes all other subsidiaries of Argo Group and all intercompany eliminations.
(2)Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2019
(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group U.S., Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$1,044.1	$685.6	$—	$1,729.7
Net investment (expenses) income	(2.9)	103.3	50.7	—	151.1
Fee and other income	—	3.2	5.9	—	9.1
Net realized investment (losses) gains	(0.1)	80.9	(0.7)	—	80.1
Total revenue	(3.0)	1,231.5	741.5	—	1,970.0
Expenses:
Losses and loss adjustment expenses	—	696.8	523.9	—	1,220.7
Underwriting, acquisition and insurance expenses	1.3	415.4	249.3	—	666.0
Other corporate expenses	26.8	10.8	—	—	37.6
Interest expense	6.6	18.9	8.6	—	34.1
Fee and other expense	—	4.2	1.6	—	5.8
Foreign currency exchange losses (gains)	—	0.7	(10.5)	—	(9.8)
Impairment of goodwill	—	—	15.6	—	15.6
Total expenses	34.7	1,146.8	788.5	—	1,970.0
(Loss) income before income taxes	(37.7)	84.7	(47.0)	—	—
Provision (benefit) for income taxes	—	20.9	(6.8)	—	14.1
Net (loss) income before equity in earnings of subsidiaries	(37.7)	63.8	(40.2)	—	(14.1)
Equity in undistributed earnings of subsidiaries	23.6	—	—	(23.6)	—
Net (loss) income attributable to common shareholders	$(14.1)	$63.8	$(40.2)	$(23.6)	$(14.1)
(1)Includes all other subsidiaries of Argo Group and all intercompany eliminations.
(2)Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2018
(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group U.S., Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$861.7	$869.8	$—	$1,731.5
Net investment (expense) income	(2.7)	78.6	56.4	—	132.3
Fee and other income	—	4.4	4.6	—	9.0
Net realized investment gains (losses)	2.5	(51.3)	(20.5)	(2.7)	(72.0)
Total revenue	(0.2)	893.4	910.3	(2.7)	1,800.8
Expenses:
Losses and loss adjustment expenses	—	523.7	517.1	—	1,040.8
Underwriting, acquisition and insurance expenses	11.3	334.1	310.7	—	656.1
Interest expense	6.2	18.5	7.2	—	31.9
Fee and other expense	—	5.3	1.8	—	7.1
Foreign currency exchange losses	—	0.2	3.7	—	3.9
Total expenses	17.5	881.8	840.5	—	1,739.8
(Loss) income before income taxes	(17.7)	11.6	69.8	(2.7)	61.0
Benefit for income taxes	—	0.1	3.9	—	4.0
Net (loss) income before equity in earnings of subsidiaries	(17.7)	11.5	65.9	(2.7)	57.0
Equity in undistributed earnings of subsidiaries	74.7	—	—	(74.7)	—
Net (loss) income attributable to common shareholders	$57.0	$11.5	$65.9	$(77.4)	$57.0

(1)Includes all other subsidiaries of Argo Group and all intercompany eliminations.
(2)Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR YEAR ENDED DECEMBER 31, 2020
(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group U.S., Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$5.0	$98.9	$(32.0)	$—	$71.9
Cash flows from investing activities:
Proceeds from sales of investments	—	711.4	497.9	—	1,209.3
Maturities and mandatory calls of fixed maturity investments	—	427.7	142.1	—	569.8
Purchases of investments	—	(1,624.0)	(528.5)	—	(2,152.5)
Change in short-term investments and foreign regulatory deposits	—	310.7	(30.7)	—	280.0
Settlements of foreign currency exchange forward contracts	0.1	(1.8)	11.1	—	9.4
Capital contribution to subsidiaries	(145.3)	—	—	145.3	—
Dividend received from subsidiaries	13.1	—	—	(13.1)	—
Proceeds from sale of Ariel Re, net of cash transferred	30.0	—	(1.7)		28.3
Proceeds from sale of Trident assets	—	38.0	—		38.0
Purchases of fixed assets and other, net	—	24.9	(31.5)	—	(6.6)
Cash (used in) provided by investing activities	(102.1)	(113.1)	58.7	132.2	(24.3)
Cash flows from financing activities:
Payment on long-term debt	—	—	(125.0)	—	(125.0)
Issuance of preferred shares, net of issuance costs	144.0	—		—	144.0
Capital contribution from parent	—	—	145.3	(145.3)	—
Payment of cash dividend to parent	—	—	(13.1)	13.1	—
Activity under stock incentive plans	1.8	—	—	—	1.8
Payment of cash dividends to preferred shareholders	(4.6)	—	—	—	(4.6)
Payment of cash dividend to common shareholders	(43.0)	—	—	—	(43.0)
Cash provided by (used in) financing activities	98.2	—	7.2	(132.2)	(26.8)
Effect of exchange rate changes on cash	—	—	(9.8)	—	(9.8)
Change in cash	1.1	(14.2)	24.1	—	11.0
Cash, beginning of year	1.9	31.6	104.3	—	137.8
Cash, end of period	$3.0	$17.4	$128.4	$—	$148.8
(1)Includes all other subsidiaries of Argo Group and all intercompany eliminations.
(2)Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR YEAR ENDED DECEMBER 31, 2019
(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group U.S., Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$38.4	$124.3	$20.1	$—	$182.8
Cash flows from investing activities:
Proceeds from sales of investments	—	1,297.3	554.8	—	1,852.1
Maturities and mandatory calls of fixed maturity investments	—	292.8	229.4	—	522.2
Purchases of investments	—	(1,303.8)	(680.2)	—	(1,984.0)
Change in short-term investments and foreign regulatory deposits	3.2	(351.4)	(142.2)	—	(490.4)
Settlements of foreign currency exchange forward contracts	(0.2)	1.8	(1.3)	—	0.3
Purchases of fixed assets and other, net	—	(41.4)	(1.6)	—	(43.0)
Cash provided by (used in) investing activities	3.0	(104.7)	(41.1)	—	(142.8)
Cash flows from financing activities:
Payment on the intercompany note	—	(19.1)	19.1	—	—
Payment on note payable	—	(0.6)	—	—	(0.6)
Activity under stock incentive plans	1.9	—	—	—	1.9
Payment of cash dividend to common shareholders	(43.1)	—	—	—	(43.1)
Cash (used in) provided by financing activities	(41.2)	(19.7)	19.1	—	(41.8)
Effect of exchange rate changes on cash	—	—	(0.1)	—	(0.1)
Change in cash	0.2	(0.1)	(2.0)	—	(1.9)
Cash, beginning of year	1.7	31.7	106.3	—	139.7
Cash, end of period	$1.9	31.6	104.3	—	137.8
(1)Includes all other subsidiaries of Argo Group and all intercompany eliminations.
(2)Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR YEAR ENDED DECEMBER 31, 2018
(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group U.S., Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Net cash flows from operating activities	$72.4	$182.4	$47.0	$—	$301.8
Cash flows from investing activities:
Proceeds from sales of investments	—	1,067.7	532.1	—	1,599.8
Maturities and mandatory calls of fixed maturity investments	—	344.9	73.7	—	418.6
Purchases of investments	—	(1,508.3)	(640.8)	—	(2,149.1)
Change in short-term investments and foreign regulatory deposits	(3.4)	(105.0)	(10.8)	—	(119.2)
Settlements of foreign currency exchange forward contracts	(0.5)	2.2	(3.2)	—	(1.5)
Cash acquired with acquisition of ArgoGlobal Assicurazioni	—	—	15.6	—	15.6
Purchases of fixed assets and other, net	(0.1)	(19.0)	(13.4)	—	(32.5)
Cash used in investing activities	(4.0)	(217.5)	(46.8)	—	(268.3)
Cash flows from financing activities:
Borrowing under the intercompany note	—	19.0	(19.0)	—	—
Activity under stock incentive plans	1.6	—	—	—	1.6
Repurchase of Company's common shares	(31.7)	—	—	—	(31.7)
Payment of cash dividend to common shareholders	(37.5)	—	—	—	(37.5)
Cash (used in) provided by financing activities	(67.6)	19.0	(19.0)	—	(67.6)
Effect of exchange rate changes on cash	—	—	(2.8)	—	(2.8)
Change in cash	0.8	(16.1)	(21.6)	—	(36.9)
Cash, beginning of year	0.9	47.8	127.9	—	176.6
Cash, end of year	$1.7	$31.7	$106.3	$—	$139.7

(1)Includes all other subsidiaries of Argo Group and all intercompany eliminations.
(2)Includes all Argo Group parent company eliminations.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

BALANCE SHEETS	December 31,
	2020	2019
Assets
Short-term investments	$0.6	$0.6
Investment in subsidiaries	1,881.9	1,899.3
Cash	3.0	1.9
Goodwill and other intangible assets, net	—	40.6
Operating lease right-of-use assets	6.2	7.1
Other assets	14.5	7.8
Total assets	$1,906.2	$1,957.3

Liabilities and Shareholders' Equity
Junior subordinated debentures	$28.4	$28.4
Other indebtedness	—	125.0
Accrued underwriting expenses and other liabilities	6.3	13.6
Operating lease liabilities	6.2	7.3
Due to subsidiaries	7.5	19.3
Total liabilities	48.4	193.6
Shareholders' equity	1,857.8	1,763.7
Total liabilities and shareholders' equity	$1,906.2	$1,957.3

STATEMENTS OF INCOME (LOSS)	For the Years Ended December 31,
	2020	2019	2018
Revenue:
Net investment expense	$—	$(2.9)	$(2.7)
Net realized investment (loss) gains	(8.3)	(0.1)	2.5
Total revenue	(8.3)	(3.0)	(0.2)
Expenses:
Interest expense	3.6	6.6	6.2
Operating expenses	20.4	1.3	11.3
Other corporate expenses	4.4	26.8	—
Total expenses	28.4	34.7	17.5
Net income before equity in earnings of subsidiaries (1)	(36.7)	(37.7)	(17.7)
Equity in undistributed earnings of subsidiaries	(17.4)	23.6	74.7
Net (loss) income	$(54.1)	$(14.1)	$57.0
Dividends on preferred shares	4.6	—	—
Net (loss) income attributable to common shareholders	$(58.7)	$(14.1)	$57.0
(1)Argo Group is not subject to taxation.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

STATEMENTS OF CASH FLOWS	For the Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(54.1)	$(14.1)	$57.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	1.1	1.3	1.4
Share-based payments expense	3.6	8.1	7.0
Net realized investment and other losses (gains)	8.3	0.1	(2.5)
Loss on disposal of fixed assets	0.1	—	—
Undistributed earnings of subsidiaries	17.4	(23.6)	(74.7)
Change in:
Prepaid assets	(2.2)	2.5	(2.3)
Accrued underwriting expenses	(9.1)	7.3	(4.4)
Due to subsidiaries	47.7	68.9	94.1
Other, net	(7.8)	(12.1)	(3.2)
Cash provided by operating activities	5.0	38.4	72.4
Cash flows from investing activities:
Change in short-term investments	—	3.2	(3.4)
Settlements of foreign currency exchange forward contracts	0.1	(0.2)	(0.5)
Capital contribution to subsidiaries	(145.3)	—	—
Proceed from sale of Ariel Re	30.0	—	—
Dividend received from subsidiaries	13.1	—	—
Purchases of fixed assets and other, net	—	—	(0.1)
Cash (used in) provided by investing activities	(102.1)	3.0	(4.0)
Cash flows from financing activities:
Issuance for preferred shares, net of issuance costs	144.0	—	—
Activity under stock incentive plans	1.8	1.9	1.6
Repurchase of Company's common shares	—	—	(31.7)
Payment of cash dividend to preferred shareholders	(4.6)	—	—
Payment of cash dividend to common shareholders	(43.0)	(43.1)	(37.5)
Cash provided by (used in) financing activities	98.2	(41.2)	(67.6)
Change in cash	1.1	0.2	0.8
Cash, beginning of year	1.9	1.7	0.9
Cash, end of year	$3.0	$1.9	$1.7

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
SCHEDULE III
SUPPLEMENTAL INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(in millions)

Segment	DAC (a)	Reserves for Losses and Loss Adjustment Expenses (b)	UPR (c)	Premium Revenue (d)	Net Investment Income (l)	Loss & LAE (e)	Amortization (Deferral) DAC (f) (2)	Other Operating Expenses (3)	Net Premiums Written (g)
Year Ended December 31, 2020
U.S. Operations	98.2	3,091.9	939.2	1,207.6	80.3	768.7	(8.6)	399.7	1,223.0
International Operations	65.4	2,077.6	525.4	572.5	26.7	428.6	(0.7)	249.1	586.6
Run-off Lines	—	236.5	0.2	0.4	4.0	11.5	—	5.0	0.5
Corporate and Other	—	—	—	—	1.7	—	—	34.9	—
Total	$163.6	$5,406.0	$1,464.8	$1,780.5	$112.7	$1,208.8	$(9.3)	$688.7	$1,810.1
Year Ended December 31, 2019
U.S. Operations	89.7	2,775.1	896.1	1,119.9	100.0	690.4	(2.5)	371.2	1,166.3
International Operations	70.5	2,129.0	514.7	609.6	44.2	518.3	14.9	235.3	588.1
Run-off Lines	—	253.5	0.1	0.2	5.7	12.0	—	2.4	0.2
Corporate and Other	—	—	—	—	1.2	—	—	44.7	—
Total	$160.2	$5,157.6	$1,410.9	$1,729.7	$151.1	$1,220.7	$12.4	$653.6	$1,754.6
Year Ended December 31, 2018
U.S. Operations	87.2	2,498.9	793.3	1,078.7	82.9	628.2	(6.4)	361.2	1,125.5
International Operations	80.1	1,890.1	507.6	652.5	32.9	400.3	(3.5)	250.2	639.5
Run-off Lines	—	265.6	—	0.3	8.1	12.3	—	3.9	0.3
Corporate and Other	—	—	—	—	8.4	—	—	50.7	—
Total	$167.3	$4,654.6	$1,300.9	$1,731.5	$132.3	$1,040.8	$(9.9)	$666.0	$1,765.3
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

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at Beginning of Year	Charged to Cost and Expense	Capital Loss Carryforward	Net Operating Loss Carryforward	Charged to Other Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2020
Deducted from assets:
Valuation allowance for deferred tax asset	$28.1	$0.5	$—	$—	$—	$—	$28.6
Year Ended December 31, 2019
Deducted from assets:
Valuation allowance for deferred tax asset	$29.9	$(1.8)	$—	$—	$—	$—	$28.1
Year Ended December 31, 2018
Deducted from assets:
Valuation allowance for deferred tax asset	$20.1	$(1.5)	$—	$11.3	$—	$—	$29.9

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
SCHEDULE VI
SUPPLEMENTAL INFORMATION FOR PROPERTY-CASUALTY INSURANCE COMPANIES
(in millions)

	For the Years Ended December 31,
	2020	2019	2018
Deferred acquisition costs	$163.6	$160.2	$167.3
Reserves for losses and loss adjustment expenses	$5,406.0	$5,157.6	$4,654.6
Unamortized discount in reserves for losses	$17.8	$17.9	$16.9
Unearned premiums	$1,464.8	$1,410.9	$1,300.9
Premiums earned	$1,780.5	$1,729.7	$1,731.5
Net investment income	$112.7	$151.1	$132.3
Losses and loss adjustment expenses incurred:
Current year	$1,201.1	$1,082.6	$1,058.8
Prior years	7.7	138.1	(18.0)
Losses and loss adjustment expenses incurred	$1,208.8	$1,220.7	$1,040.8
(Deferral) amortization of policy acquisition costs (1)	$(9.3)	$12.4	$(9.9)
Paid losses and loss adjustment expenses, net of reinsurance	$1,119.8	$1,030.3	$938.9
Gross premiums written	$3,233.3	$3,130.2	$2,954.2
(1) The amortization (deferral) of policy acquisition costs will not equal the change in the balance sheet. For further discussion, see Note 1, “Business and Significant Accounting Policies.”