Form 10-Q
period 2021-03-31
Argo Group International Holdings, Ltd.
filed 2021-05-07
CIK 1091748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding (net of treasury shares) of each of the issuer’s classes of common shares as of May 4, 2021.

Title	Outstanding
Common Shares, par value $1.00 per share	34,802,769

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares and per share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost: 2021 - $4,150.2, 2020 - $3,981.1; allowance for expected credit losses: 2021 - $7.2, 2020 - $6.6)	$4,210.5	$4,107.1
Equity securities, at fair value (cost: 2021 - $146.6; 2020 - $162.5)	182.3	176.7
Other investments (cost: 2021 - $452.4; 2020 - $429.4)	452.4	429.4
Short-term investments, at fair value (cost: 2021 - $481.1; 2020 - $541.4)	482.0	542.6
Total investments	5,327.2	5,255.8
Cash	156.7	148.8
Accrued investment income	22.5	21.8
Premiums receivable	634.6	679.8
Reinsurance recoverables	2,807.6	3,009.0
Goodwill	147.3	147.3
Intangible assets, net of accumulated amortization	60.5	60.5
Current income taxes receivable, net	1.4	3.0
Deferred tax asset, net	29.6	16.7
Deferred acquisition costs, net	169.6	163.6
Ceded unearned premiums	585.3	575.1
Operating lease right-of-use assets	107.9	82.0
Other assets	295.5	294.7
Assets held for sale	3.2	7.7
Total assets	$10,348.9	$10,465.8
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$5,135.3	$5,406.0
Unearned premiums	1,427.0	1,464.8
Accrued underwriting expenses and other liabilities	208.0	167.6
Ceded reinsurance payable, net	1,102.7	950.4
Funds held	68.9	64.7
Senior unsecured fixed rate notes	140.2	140.2
Other indebtedness	60.2	60.7
Junior subordinated debentures	257.9	257.8
Operating lease liabilities	127.7	95.8
Total liabilities	8,527.9	8,608.0
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred shares and additional paid-in capital - $1.00 par, 30,000,000 shares authorized; 6,000 shares issued at March 31, 2021 and December 31, 2020, respectively; liquidation preference $25,000	144.0	144.0
Common shares - $1.00 par, 500,000,000 shares authorized; 46,084,530 and 46,009,966 shares issued at March 31, 2021 and December 31, 2020, respectively	46.1	46.0
Additional paid-in capital	1,381.3	1,380.2
Treasury shares (11,315,889 shares at March 31, 2021 and December 31, 2020, respectively)	(455.1)	(455.1)
Retained earnings	700.5	684.1
Accumulated other comprehensive income, net of taxes	4.2	58.6
Total shareholders' equity	1,821.0	1,857.8
Total liabilities and shareholders' equity	$10,348.9	$10,465.8
See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except number of shares and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Premiums and other revenue:
Earned premiums	$466.1	$435.0
Net investment income	44.4	35.6
Net realized investment gains (losses):
Net realized investment (losses) gains	(1.3)	27.8
Change in fair value of equity securities	15.5	(39.3)
Credit losses on fixed maturity securities	(1.1)	(24.7)
Net realized investment gains (losses)	13.1	(36.2)
Total revenue	523.6	434.4
Expenses:
Losses and loss adjustment expenses	307.6	280.9
Underwriting, acquisition and insurance expenses	176.4	168.1
Non-operating expenses	1.9	3.3
Interest expense	5.1	7.8
Fee and other expense (income), net	0.1	(0.9)
Foreign currency exchange losses	1.3	0.9
Total expenses	492.4	460.1
Income (loss) before income taxes	31.2	(25.7)
Income tax provision (benefit)	1.4	(1.0)
Net income (loss)	$29.8	$(24.7)
Dividends on preferred shares	2.6	—
Net income (loss) attributable to common shareholders	$27.2	$(24.7)

Net income (loss) attributable to common shareholders per common share:
Basic	$0.78	$(0.72)
Diluted	$0.78	$(0.72)
Dividend declared per common share	$0.31	$0.31
Weighted average common shares:
Basic	34,712,650	34,469,516
Diluted	34,938,013	34,469,516

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Net income (loss)	$29.8	$(24.7)
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.9)	(3.4)
Unrealized gains (losses) on fixed maturity securities:
Losses arising during the year	(62.1)	(122.8)
Reclassification adjustment for gains included in net income	(4.0)	(3.4)
Other comprehensive income before tax	(67.0)	(129.6)
Income tax provision related to other comprehensive income:
Unrealized gains (losses) on fixed maturity securities:
Losses arising during the year	(11.8)	(21.1)
Reclassification adjustment for (gains) losses included in net income	(0.8)	1.9
Income tax benefit related to other comprehensive income	(12.6)	(19.2)
Other comprehensive loss, net of tax	(54.4)	(110.4)
Comprehensive loss	$(24.6)	$(135.1)

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except number of shares and per share amounts)
(Unaudited)

	Preferred Shares and Additional Paid-in Capital	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity
Balance, December 31, 2019	$—	$45.7	$1,376.6	$(455.1)	$793.7	$2.8	$1,763.7
Net loss	—	—	—	—	(24.7)	—	(24.7)
Other comprehensive income - Change in fair value of fixed maturities, net of taxes	—	—	—	—	—	(107.0)	(107.0)
Other comprehensive loss, net - Other	—	—	—	—	—	(3.4)	(3.4)
Activity under stock incentive plans	—	0.3	2.8	—	—	—	3.1
Retirement of common shares (tax payments on equity compensation)	—	(0.1)	(5.7)	—	—	—	(5.8)
Employee stock purchase plan	—	—	0.5	—	—	—	0.5
Cash dividend declared - common shares ($0.31/share)	—	—	—	—	(10.7)	—	(10.7)
Cumulative effect of adoption of ASU 2016-13, net of taxes	—	—	—	—	(7.9)	5.7	(2.2)
Balance, March 31, 2020	$—	$45.9	$1,374.2	$(455.1)	$750.4	$(101.9)	$1,613.5

Balance, December 31, 2020	$144.0	$46.0	$1,380.2	$(455.1)	$684.1	$58.6	$1,857.8
Net income	—	—	—	—	29.8	—	29.8
Other comprehensive income - Change in fair value of fixed maturities, net of taxes	—	—	—	—	—	(53.5)	(53.5)
Other comprehensive loss, net - Other	—	—	—	—	—	(0.9)	(0.9)
Activity under stock incentive plans	—	0.1	2.1	—	—	—	2.2
Retirement of common shares (tax payments on equity compensation)	—	—	(1.4)	—	—	—	(1.4)
Employee stock purchase plan	—	—	0.4	—	—	—	0.4
Dividends on preferred shares	—	—	—	—	(2.6)	—	(2.6)
Cash dividend declared - common shares ($0.31/share)	—	—	—	—	(10.8)	—	(10.8)
Balance, March 31, 2021	$144.0	$46.1	$1,381.3	$(455.1)	$700.5	$4.2	$1,821.0

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$29.8	$(24.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	2.9	5.0
Share-based payments expense	2.3	2.9
Deferred income tax benefit, net	0.3	(11.7)
Net realized investment (gains) losses	(13.1)	36.2
Undistributed earnings from alternative investment portfolio	(20.7)	(2.5)
Loss on disposals of long-lived assets, net	—	0.2
Change in:
Accrued investment income	(0.6)	2.5
Receivables	242.5	229.4
Deferred acquisition costs	(6.5)	1.1
Ceded unearned premiums	(11.8)	(111.5)
Reserves for losses and loss adjustment expenses	(268.2)	(78.8)
Unearned premiums	(33.6)	59.2
Ceded reinsurance payable and funds held	158.2	(107.5)
Income taxes	1.3	9.8
Accrued underwriting expenses and other liabilities	6.4	(24.0)
Other, net	(19.0)	(17.0)
Cash provided by (used in) operating activities	70.2	(31.4)
Cash flows from investing activities:
Sales of fixed maturity investments	264.0	594.1
Maturities and mandatory calls of fixed maturity investments	195.9	158.2
Sales of equity securities	14.6	24.8
Sales of other investments	27.1	19.2
Purchases of fixed maturity investments	(617.6)	(831.1)
Purchases of equity securities	(0.5)	(12.2)
Purchases of other investments	(20.6)	(5.9)
Change in foreign regulatory deposits and voluntary pools	(9.1)	3.9
Change in short-term investments	59.7	112.3
Settlements of foreign currency exchange forward contracts	(1.7)	3.1
Purchases of fixed assets	(7.7)	(2.3)
Other, net	45.9	(2.8)
Cash (used in) provided by investing activities	(50.0)	61.3
Cash flows from financing activities:
Activity under stock incentive plans	0.3	0.3
Payment of cash dividends to preferred shareholders	(2.6)	—
Payment of cash dividends to common shareholders	(10.8)	(10.7)
Cash used in financing activities	(13.1)	(10.4)
Effect of exchange rate changes on cash	0.8	1.4
Change in cash	7.9	20.9
Cash, beginning of year	148.8	137.8
Cash, end of period	$156.7	$158.7

 See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Basis of Presentation
The accompanying consolidated financial statements of Argo Group International Holdings, Ltd. (“Argo Group,” “Argo,” “we” or the “Company”) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Argo Group is an underwriter of specialty insurance products in the property and casualty market.
The preparation of interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The major estimates reflected in our consolidated financial statements include, but are not limited to, reserves for losses and loss adjustment expenses; reinsurance recoverables, including the reinsurance recoverables allowance for expected credit losses; estimates of written and earned premiums; reinsurance premium receivable; fair value of investments and assessment of potential impairment, including the allowance for credit losses on fixed maturity securities; valuation of goodwill and intangibles and our deferred tax asset valuation allowance. Actual results could differ from those estimates. Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission ("SEC") on March 15, 2021.
The interim financial information as of, and for the three months ended, March 31, 2021 and 2020 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain reclassifications have been made to financial information presented for prior years to conform to the current year’s presentation.
2.    Recently Issued Accounting Pronouncements
The Company has evaluated recently issued accounting pronouncements and none are material to our results of operations or financial position reported herein.
3.    Investments
Included in “Total investments” in our Consolidated Balance Sheets at March 31, 2021 and December 31, 2020 is $143.7 million and $140.3 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party participants that provide underwriting capital to the operations of Syndicates 1200 and 1910.

Fixed Maturities
The amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses, and fair value of fixed maturity investments were as follows:

March 31, 2021
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturities
U.S. Governments	$361.8	$7.5	$2.1	$—	$367.2
Foreign Governments	316.1	9.4	3.6	0.1	321.8
Obligations of states and political subdivisions	189.4	6.6	1.3	—	194.7
Corporate bonds	1,982.3	55.5	20.4	7.1	2,010.3
Commercial mortgage-backed securities	351.9	7.6	4.1	—	355.4
Residential mortgage-backed securities	535.1	13.5	5.6	—	543.0
Asset-backed securities	123.5	2.6	0.5	—	125.6
Collateralized loan obligations	290.1	3.2	0.8	—	292.5
Total fixed maturities	$4,150.2	$105.9	$38.4	$7.2	$4,210.5

December 31, 2020
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturities
U.S. Governments	$385.4	$14.7	$0.3	$—	$399.8
Foreign Governments	284.1	11.6	0.7	0.2	294.8
Obligations of states and political subdivisions	163.1	7.7	0.3	0.1	170.4
Corporate bonds	1,925.9	75.3	13.3	6.1	1,981.8
Commercial mortgage-backed securities	324.8	15.2	0.3	—	339.7
Residential mortgage-backed securities	491.4	17.4	0.6	—	508.2
Asset-backed securities	120.5	2.9	0.4	0.2	122.8
Collateralized loan obligations	285.9	4.9	1.2	—	289.6
Total fixed maturities	$3,981.1	$149.7	$17.1	$6.6	$4,107.1
Contractual Maturity
The amortized cost and fair values of fixed maturity investments as of March 31, 2021, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$352.8	$361.2
Due after one year through five years	1,686.1	1,720.1
Due after five years through ten years	693.5	697.6
Thereafter	117.2	115.1
Structured securities	1,300.6	1,316.5
Total	$4,150.2	$4,210.5
The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Other Investments
Details regarding the carrying value and unfunded investment commitments of other investments as of March 31, 2021 and December 31, 2020 were as follows:

March 31, 2021
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$117.0	$—
Private equity	219.9	74.1
Overseas deposits	110.8	—
Other	4.7	—
Total other investments	$452.4	$74.1

December 31, 2020
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$111.2	$—
Private equity	211.4	80.0
Overseas deposits	102.1	—
Other	4.7	—
Total other investments	$429.4	$80.0
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
•Other: Other includes participation in investment pools.
Unrealized Losses
An aging of unrealized losses on our investments in fixed maturities is presented below:

March 31, 2021	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$95.1	$2.1	$—	$—	$95.1	$2.1
Foreign Governments	136.3	3.3	1.2	0.3	137.5	3.6
Obligations of states and political subdivisions	34.5	1.2	0.4	0.1	34.9	1.3
Corporate bonds	599.6	15.4	39.5	5.0	639.1	20.4
Commercial mortgage-backed securities	98.0	3.8	8.8	0.3	106.8	4.1
Residential mortgage-backed securities	218.6	5.4	6.8	0.2	225.4	5.6
Asset-backed securities	13.4	0.4	3.1	0.1	16.5	0.5
Collateralized loan obligations	94.8	0.6	13.2	0.2	108.0	0.8
Total fixed maturities	$1,290.3	$32.2	$73.0	$6.2	$1,363.3	$38.4

December 31, 2020	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$40.6	$0.3	$—	$—	$40.6	$0.3
Foreign Governments	18.0	0.5	0.1	0.2	18.1	0.7
Obligations of states and political subdivisions	5.2	0.3	—	—	5.2	0.3
Corporate bonds	202.5	6.7	17.5	6.6	220.0	13.3
Commercial mortgage-backed securities	21.8	0.3	—	—	21.8	0.3
Residential mortgage-backed securities	74.4	0.4	3.0	0.2	77.4	0.6
Asset-backed securities	4.6	0.4	—	—	4.6	0.4
Collateralized loan obligations	121.1	0.9	49.1	0.3	170.2	1.2
Total fixed maturities	$488.2	$9.8	$69.7	$7.3	$557.9	$17.1
We hold a total of 5,422 fixed maturity securities, of which 570 were in an unrealized loss position for less than one year and 113 were in an unrealized loss position for a period one year or greater as of March 31, 2021.
Allowance for Credit Losses
For fixed maturities with a decline in the fair value between the amortized cost due to credit-related factors, an allowance is established for the difference between the estimated recoverable value and amortized cost with a corresponding charge to realized investment losses in the Statement of Income (Loss). The allowance is limited to the difference between amortized cost and fair value. The estimated recoverable value is the present value of cash flows expected to be collected, as determined by management. The difference between fair value and amortized cost that is not associated with credit-related factors is recognized in the Statement of Comprehensive Income (Loss). Accrued interest is excluded from the measurement of the allowance for credit losses.
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
The following table presents a roll-forward of the changes in allowance for credit losses on available-for-sale fixed maturities by industry category:

(in millions)	Foreign Governments	Obligations of states and political subdivisions	Corporate bonds	Asset backed securities	Total
Beginning balance, January 1, 2020	$0.2	$0.1	$6.1	$0.2	$6.6
Additions-initial adoption of accounting standard	—	—	—	—	—
Securities for which allowance was not previously recorded	—	—	2.1	—	2.1
Securities sold during the period	—	—	(0.4)	—	(0.4)
Additional net increases (decreases) in existing allowance	(0.1)	(0.1)	(0.7)	(0.2)	(1.1)
Ending balance, March 31, 2021	$0.1	$—	$7.1	$—	$7.2
Total credit impairment losses included in net realized investment gains (losses) in the Consolidated Statement of Income was $1.1 million and $24.7 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

Investment Gains and Losses
The following table presents our gross realized investment gains (losses):

	For the Three Months Ended March 31,
(in millions)	2021	2020
Realized gains on fixed maturities and other
Fixed maturities	$5.5	$20.8
Other investments, including short-terms	6.0	48.2
	11.5	69.0
Realized losses on fixed maturities and other
Fixed maturities	(1.5)	(7.7)
Other investments, including short-terms	(9.5)	(31.9)
Credit losses on fixed maturities	(1.1)	(24.7)
	(12.1)	(64.3)
Equity securities
Net realized (losses) on equity securities	(1.8)	(1.6)
Change in unrealized gains (losses) on equity securities held at the end of the period	15.5	(39.3)
Net realized gains (losses) on equity securities	13.7	(40.9)
Net realized investment and other gains (losses) before income taxes	13.1	(36.2)
Income tax (benefit) provision	2.6	(8.0)
Net realized investment gains (losses), net of income taxes	$10.5	$(28.2)
The cost of securities sold is based on the specific identification method.
Changes in unrealized gains related to investments are summarized as follows:

	For the Three Months Ended March 31,
(in millions)	2021	2020
Change in unrealized losses
Fixed maturities	$(65.7)	$(111.8)
Other investments	—	(14.2)
Other and short-term investments	(0.4)	(0.2)
Net unrealized investment (losses) before income taxes	(66.1)	(126.2)
Income tax (benefit)	(12.6)	(19.2)
Net unrealized investment (losses), net of income taxes	$(53.5)	$(107.0)
Foreign Currency Exchange Forward Contracts
We entered into foreign currency exchange forward contracts to manage operational currency exposure on our Canadian dollar investment portfolio and certain catastrophic events, minimize negative impacts to investment portfolio returns and gain exposure to a total return strategy which invests in multiple currencies.  The currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other liabilities" and "Other assets” at March 31, 2021 and December 31, 2020, respectively. The net realized gains and (losses) are included in “Net realized investment (losses) gains” in our Consolidated Statements of (Loss) Income.

The fair value of our foreign currency exchange forward contracts as of March 31, 2021 and December 31, 2020 was as follows:

(in millions)	March 31, 2021	December 31, 2020
Operational currency exposure	$(4.8)	$0.4
Asset manager investment exposure	0.7	(0.2)
Total return strategy	1.0	0.7
Total	$(3.1)	$0.9
The following table represents our gross investment realized gains and losses on our foreign currency exchange forward contracts:

	For the Three Months Ended March 31,
(in millions)	2021	2020
Realized gains
Operational currency exposure	$3.9	$5.4
Asset manager investment exposure	1.0	0.8
Total return strategy	8.5	25.0
Gross realized investment gains	13.4	31.2
Realized losses
Operational currency exposure	(9.2)	(1.7)
Asset manager investment exposure	—	(0.4)
Total return strategy	(7.5)	(28.0)
Gross realized investment losses	(16.7)	(30.1)
Net realized investment (losses) gains on foreign currency exchange forward contracts	$(3.3)	$1.1
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

(in millions)	March 31, 2021	December 31, 2020
Securities on deposit for regulatory and other purposes	$224.2	$227.5
Securities pledged as collateral for letters of credit and other	176.9	189.4
Securities and cash on deposit supporting Lloyd’s business	410.1	409.2
Total restricted investments	$811.2	$826.1
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
We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of March 31, 2021 and December 31, 2020. A description of the valuation techniques we use to measure assets at fair value is as follows:
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

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	March 31, 2021	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
U.S. Governments	$367.2	$352.2	$15.0	$—
Foreign Governments	321.8	—	321.8	—
Obligations of states and political subdivisions	194.7	—	194.7	—
Corporate bonds	2,010.3	—	2,003.7	6.6
Commercial mortgage-backed securities	355.4	—	355.4	—
Residential mortgage-backed securities	543.0	—	543.0	—
Asset-backed securities	125.6	—	125.6	—
Collateralized loan obligations	292.5	—	292.5	—
Total fixed maturities	4,210.5	352.2	3,851.7	6.6
Equity securities	182.3	167.1	—	15.2
Other investments	111.2	—	111.2	—
Short-term investments	482.0	470.0	11.9	0.1
	$4,986.0	$989.3	$3,974.8	$21.9
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

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:
Fair Value Measurements Using Observable Inputs (Level 3)

(in millions)	Corporate Bonds	Equity Securities	Short Term Investments	Total
Beginning balance, January 1, 2021	$7.0	$17.5	$—	$24.5
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in net income	—	(2.3)	—	(2.3)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales, and settlements:
Purchases	—	—	0.1	0.1
Issuances	—	—	—	—
Sales	(0.4)	—	—	(0.4)
Settlements	—	—	—	—
Ending balance, March 31, 2021	$6.6	$15.2	$0.1	$21.9
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2021	$—	$—	$—	$—

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2020	$7.4	$18.2	$25.6
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income	—	(5.9)	(5.9)
Included in other comprehensive loss	(0.5)	—	(0.5)
Purchases, issuances, sales, and settlements:
Purchases	0.1	5.2	5.3
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Ending balance, December 31, 2020	$7.0	$17.5	$24.5
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2020	$—	$—	$—
At March 31, 2021 and December 31, 2020, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.

4.    Allowance for Credit Losses
Premiums receivable
The following table represents the balances of premiums receivable, net of allowance for expected credit losses, at March 31, 2021 and January 1, 2021, and the changes in the allowance for expected credit losses for the three months ended March 31, 2021.

(in millions)	Premiums Receivable, Net of Allowance for Estimated Uncollectible Premiums	Allowance for Estimated Uncollectible Premiums
Balance, January 1, 2021	$679.8	$9.4
Current period change for estimated uncollectible premiums		(0.2)
Write-offs of uncollectible premiums receivable		(0.5)
Foreign exchange adjustments		—
Balance, March 31, 2021	$634.6	$8.7
Reinsurance Recoverables
The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, at March 31, 2021 and January 1, 2021, and changes in the allowance for estimated uncollectible reinsurance for the three months ended March 31, 2021.

(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance
Balance, January 1, 2021	$3,009.0	$4.1
Current period change for estimated uncollectible reinsurance		(0.3)
Write-offs of uncollectible reinsurance recoverables		—
Balance, March 31, 2021	$2,807.6	$3.8
We primarily utilize A.M. Best credit ratings when determining the allowance, adjusted as needed based on our historical experience with the reinsurers. Certain of our reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.

5.    Reserves for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Three Months Ended March 31,
(in millions)	2021	2020
Net reserves beginning of the year	$2,906.1	$2,722.7
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	306.6	278.2
Prior accident years	1.0	2.7
Losses and LAE incurred during calendar year, net of reinsurance	307.6	280.9
Deduct:
Net reserve ceded - reinsurance to close transaction for years of account 2017 and prior (1)	207.8	—
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	33.0	72.6
Prior accident years	230.3	263.8
Losses and LAE payments made during current calendar year, net of reinsurance:	263.3	336.4
Change in participation interest (2)	19.8	32.5
Foreign exchange adjustments	(0.8)	(25.6)
Net reserves - end of period	2,761.6	2,674.1
Add:
Reinsurance recoverables on unpaid losses and LAE, end of period	2,373.7	2,393.5
Gross reserves - end of period	$5,135.3	$5,067.6
(1)Amount represents reserves ceded under the reinsurance to close transaction with RiverStone for Lloyd’s years of account 2017 and prior, effective January 1, 2020.
(2)Amount represents the change in reserves due to changing our participation in Syndicates 1200 and 1910.
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
The impact from the unfavorable development of prior accident years’ loss and LAE reserves on each reporting segment is presented below:

	For the Three Months Ended March 31,
(in millions)	2021	2020
U.S. Operations	$(0.4)	$3.3
International Operations	—	(0.4)
Run-off Lines	1.4	(0.2)
Total unfavorable prior-year development	$1.0	$2.7
The following describes the primary factors behind each segment’s prior accident year reserve development for the three months ended March 31, 2021 and 2020:
Three months ended March 31, 2021:
•U.S. Operations: Favorable development primarily in specialty lines, largely offset by unfavorable development in professional and liability lines.
•International Operations: No net prior-year reserve development for the first quarter of 2021 primarily due to favorable development in property lines offset by unfavorable development in professional lines driven by an individual large claim.

•Run-off Lines: Unfavorable loss reserve development in other run-off lines.
Three months ended March 31, 2020:
•U.S. Operations: Unfavorable development in professional lines and liability, partially offset by favorable development in specialty related to our surety business unit.
•International Operations: Favorable development in property and assumed reinsurance, largely offset by unfavorable development in professional lines.
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
Debt. At March 31, 2021 and December 31, 2020, the fair value of our debt instruments is determined using both Level 1 and Level 2 inputs, as previously defined in Note 3, "Investments".
We receive fair value prices from third-party pricing services for our financial instruments as well as for similar financial instruments. These prices are determined using observable market information such as publicly traded quoted prices, and trading prices for similar financial instruments actively being traded in the current market. We have reviewed the processes used by the third-party providers for pricing the securities and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of March 31, 2021 and December 31, 2020. A description of the valuation techniques we use to measure these liabilities at fair value is as follows:
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
A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	March 31, 2021		December 31, 2020
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures:
Trust preferred debentures	$172.7	$174.5	$172.7	$173.6
Subordinated debentures	85.2	92.8	85.1	92.3
Total junior subordinated debentures	257.9	267.3	257.8	265.9
Senior unsecured fixed rate notes	140.2	147.1	140.2	146.7
Floating rate loan stock	60.2	60.8	60.7	61.0

Based on an analysis of the inputs, our financial instruments measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	March 31, 2021	Level 1 (a)	Level 2 (b)	Level 3 (c)
Junior subordinated debentures:
Trust preferred debentures	$174.5	$—	$174.5	$—
Subordinated debentures	92.8	—	92.8	—
Total junior subordinated debentures	267.3	—	267.3	—
Senior unsecured fixed rate notes	147.1	147.1	—	—
Floating rate loan stock	60.8	—	60.8	—
	475.2	147.1	328.1	—
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
(a)Quoted prices in active markets for identical assets
(b)Significant other observable inputs
(c)Significant unobservable inputs

7.    Shareholders’ Equity
On February 12, 2021, our Board of Directors declared a quarterly cash dividend in the amount of $0.31 on each common share outstanding. On March 12, 2021, we paid $10.8 million to our shareholders of record on February 26, 2021.

On February 12, 2021, our Board of Directors declared a quarterly cash dividend in the amount of $437.500 per share on our 7.00% Resettable Fixed Rate Preference Shares, Series A, par value of $1.00 per share, with a liquidation preference of $25,000 per share (the “Series A Preference Shares”). Holders of depositary shares, each representing a 1/1,000th interest in a Series A Preference Share (the “Depositary Shares”), received $0.437500 per Depositary Share. On March 15, 2021, we paid $2.6 million to our shareholders of record of Series A Preference Shares on February 28, 2021.
On February 18, 2020, our Board of Directors declared a quarterly cash dividend in the amount of $0.31 on each common share outstanding. On March 16, 2020, we paid $10.7 million to our shareholders of record on March 2, 2020.
On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all previous repurchase authorizations. As of March 31, 2021, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
We did not repurchase any common shares for the three months ended March 31, 2021.

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
8.    Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive (loss) income, net of taxes (where applicable) by component for the three months ended March 31, 2021, and 2020 is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2021	$(37.9)	$105.1	$(8.6)	$58.6
Other comprehensive loss before reclassifications	(0.9)	(50.3)	—	(51.2)
Amounts reclassified from accumulated other comprehensive loss	—	(3.2)	—	(3.2)
Net current-period other comprehensive loss	(0.9)	(53.5)	—	(54.4)
Balance, March 31, 2021	$(38.8)	$51.6	$(8.6)	$4.2

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2020	$(22.6)	$33.5	$(8.1)	$2.8
Other comprehensive loss before reclassifications	(3.4)	(101.7)	—	(105.1)
Amounts reclassified from accumulated other comprehensive loss	—	(5.3)	—	(5.3)
Net current-period other comprehensive loss	(3.4)	(107.0)	—	(110.4)
Cumulative effect of adoption of ASU 2016-13	—	5.7	—	5.7
Balance, March 31, 2020	$(26.0)	$(67.8)	$(8.1)	$(101.9)
The amounts reclassified from accumulated other comprehensive income (loss) shown in the above table have been included in the following captions in our Consolidated Statements of Income (Loss):

	For the Three Months Ended March 31,
(in millions)	2021	2020
Unrealized gains and losses on securities:
Net realized investment gains	$(4.0)	$(3.4)
Provision (benefit) for income taxes	0.8	(1.9)
Net of taxes	$(3.2)	$(5.3)

Income tax effects are released from accumulated other comprehensive income (loss) for unrealized gains or losses when the gains or losses are realized, and are taxed at the statutory rate based on jurisdiction of the underlying transaction.
9.    Net (Loss) Income Per Common Share
The following table presents the calculation of net (loss) income per common share on a basic and diluted basis:

	For the Three Months Ended March 31,
(in millions, except number of shares and per share amounts)	2021	2020
Net (loss) income	$29.8	$(24.7)
Less: Preferred share dividends	2.6	—
Net income (loss) attributable to common shareholders	27.2	(24.7)
Weighted average common shares outstanding - basic	34,712,650	34,469,516
Effect of dilutive securities:
Equity compensation awards	225,363	—
Weighted average common shares outstanding - diluted	34,938,013	34,469,516
Net (loss) income per common share:
Basic	$0.78	$(0.72)
Diluted	$0.78	$(0.72)
Excluded from the weighted average common shares outstanding calculation at March 31, 2021 and 2020 are 11,315,889 shares, which are held as treasury shares. The shares are excluded as of their repurchase date. For the three months ended March 31, 2021, there were no equity compensation awards with an anti-dilutive effect. For the three months ended March 31, 2020, 294,869 shares were not included in the calculation of diluted net income per common share as these instruments were anti-dilutive.
10.    Supplemental Cash Flow Information
Interest paid and income taxes paid (recovered) were as follows:

	For the Three Months Ended March 31,
(in millions)	2021	2020
Senior unsecured fixed rate notes	$2.3	$2.3
Junior subordinated debentures	2.5	3.7
Other indebtedness	0.8	1.9
Total interest paid	$5.6	$7.9

Income taxes paid	0.9	0.3
Income taxes recovered	(0.1)	—
Income taxes paid, net	$0.8	$0.3
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
Restricted Shares
A summary of non-vested restricted share activity as of March 31, 2021 and changes during the three months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2021	381,704	$40.67
Granted	—	$—
Vested and issued	(88,511)	$47.21
Expired or forfeited	(59,114)	$22.55
Outstanding at March 31, 2021	234,079	$42.79
The restricted shares vest over one to four years. Expense recognized under this plan for the restricted shares was $1.5 million and $3.0 million for the three months ended March 31, 2021 and 2020, respectively. Compensation expense for all share-based compensation awards is included in “Underwriting, acquisition and insurance expenses” in the accompanying Consolidated Statements of Income (Loss). As of March 31, 2021, there was $8.1 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group.
Performance Shares
We have issued to certain key employees non-vested restricted stock awards whose vesting is subject to the achievement of certain performance measures. The non-vested performance share awards vest over three to four years. Market-based performance awards are valued using the Monte Carlo simulation. All other non-vested performance share awards are valued based on the fair market value as of the grant date. Vesting of the awards is subject to the achievement of defined performance measures and the number of shares vested may be adjusted based on the achievement of certain targets. We evaluate the likelihood of the employee achieving the performance condition and include this estimate in the determination of the forfeiture factor for these grants.
A summary of non-vested performance share activity as of March 31, 2021 and changes during the three months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2021	146,170	$41.14
Granted	—	$—
Vested and issued	(9,657)	$44.25
Expired or forfeited	—	$—
Outstanding at March 31, 2021	136,513	$40.92
Expense recognized under this plan for the performance shares was $0.7 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was $3.1 million of total unrecognized compensation cost related to performance share compensation arrangements granted by Argo Group.

Stock-Settled SARs
A summary of stock-settled SARs activity as of March 31, 2021 and changes during the three months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2021	140,155	$35.98
Exercised	(80,571)	$34.59
Expired or forfeited	—	$—
Outstanding at March 31, 2021	59,584	$37.85
As of March 31, 2021, all stock-settled SARs are fully vested. Upon exercise of the stock-settled SARs, the employee is entitled to receive common shares equal to the appreciation of the stock as compared to the exercise price. There was no expense recognized for the three months ended March 31, 2021 and 2020 for stock-settled SARs. For the three months ended March 31, 2020, there was no unrecognized compensation cost related to stock-settled SARs outstanding.
12.    Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses were as follows:

	For the Three Months Ended March 31,
(in millions)	2021	2020
Commissions	$76.5	$65.3
Other underwriting, acquisition and insurance expenses	106.6	107.0
	183.1	172.3
Net deferral of policy acquisition costs	(6.7)	(4.2)
Total underwriting, acquisition and insurance expenses	$176.4	$168.1

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
We do not consider Argo Group International Holdings, Ltd. to be engaged in a trade or business in the United States or the United Kingdom and, accordingly, do not expect to be subject to direct United States or United Kingdom income taxation.
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
We also have operations in Brazil, France, Ireland, Italy, Malta, Spain, and Switzerland, which also are subject to income taxes imposed by the jurisdiction in which they operate. We have operations in Barbados and the United Arab Emirates, which are not subject to income tax under the laws of those countries.

Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the three months ended March 31, 2021 and 2020, pre-tax income (loss) attributable to our operations and the corresponding operations’ effective tax rates were as follows:

	For the Three Months Ended March 31,
	2021			2020
(in millions)	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$5.0		—%	$(25.7)		—%
United States	41.3		15.7%	(10.7)		25.4%
United Kingdom	(18.3)		28.1%	1.6		106.5%
Belgium	—		—%	—	(1)	68.8%
Brazil	1.6		—%	2.2		—%
United Arab Emirates	0.3		—%	0.9		—%
Ireland	(0.1)		—%	—	(1)	—%
Italy	0.9		—%	3.4		—%
Malta	0.5		—%	2.6		—%
Switzerland	—	(1)	—%	—	(1)	—%
Pre-tax income (loss)	$31.2		4.3%	$(25.7)		3.9%
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
A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

	For the Three Months Ended March 31,
(in millions)	2021	2020
Income tax provision (benefit) at expected rate	$6.3	$0.8
Tax effect of:
Nontaxable investment income	(0.2)	(0.1)
Foreign exchange adjustments	(0.2)	(2.0)
Change in uncertain tax position liability	(2.4)	—
Change in valuation allowance	(0.8)	—	(1)
Other	(1.3)	0.3
Income tax provision (benefit)	$1.4	$(1.0)
(1) Tax effect of the adjustment for the respective year was less than $0.1 million.

Our gross deferred tax assets are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future taxable income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of future taxable income sufficient to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally for our U.S. property and casualty insurers two years for net operating losses and for all our U.S. subsidiaries three years for capital losses. If a company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. For the three months ended March 31, 2021, the net change in valuation allowance for deferred tax assets was a decrease of $0.8 million relating to the following: Internal Revenue Code Section 382 limited net operating loss carryforwards within the United States, cumulative losses incurred since inception, and valuation allowances acquired through or related to acquisitions. Based upon a review of our available evidence, both positive and negative discussed above, our management concluded that it is more-likely-than-not that the other deferred tax assets will be realized.
For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. For the three months ended March 31, 2021, the Company had a net release of uncertain tax positions in the amount of $2.4 million. A net release of interest in the amount of $0.5 million has been recorded in the line item “Interest expense” in our Consolidated Statements of (Loss) Income for the three months ended March 31, 2021. A net release of penalty in the amount of $0.4 million has been recorded in the line “Underwriting, acquisition and insurance expenses” in our Consolidated Statements of Income (Loss) for the three months ended March 31, 2021.
Our United States subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2017. Our United Kingdom subsidiaries are no longer subject to United Kingdom income tax examinations by Her Majesty’s Revenue and Customs for years before 2019.
Numerous foreign jurisdictions in which we operate have provided or proposed income-tax relief in response to the COVID-19 pandemic. The Company does not anticipate any of the recent legislative initiatives to have a material impact on its financial statements and will continue to analyze these initiatives in response to the COVID-19 pandemic.
14.    Commitments and Contingencies
Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of legal counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.
We have contractual commitments to invest up to $74.1 million related to our limited partnership investments at March 31, 2021, as further disclosed in Note 3, “Investments.” These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time, not to exceed twelve years.
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

Revenue and (loss) income before income taxes for each segment were as follows:

	For the Three Months Ended March 31,
(in millions)	2021	2020
Revenue:
Earned premiums
U.S. Operations	$314.4	$302.5
International Operations	151.5	132.3
Run-off Lines	0.2	0.2
Total earned premiums	466.1	435.0
Net investment income
U.S. Operations	28.8	25.2
International Operations	12.0	8.6
Run-off Lines	0.8	1.2
Corporate and Other	2.8	0.6
Total net investment income	44.4	35.6
Net realized investment (losses) gains	13.1	(36.2)
Total revenue	$523.6	$434.4

	For the Three Months Ended March 31,
(in millions)	2021	2020
Income (loss) before income taxes
U.S. Operations	$36.6	$36.9
International Operations	(11.8)	(12.3)
Run-off Lines	0.6	0.5
Total segment income (loss) before taxes	25.4	25.1
Corporate and Other	(6.0)	(13.7)
Net realized investment and other (losses) gains	13.1	(36.2)
Foreign currency exchange (losses) gains	(1.3)	(0.9)
Total (loss) income before income taxes	$31.2	$(25.7)
The table below presents earned premiums by geographic location for the three months ended March 31, 2021 and 2020. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Three Months Ended March 31,
(in millions)	2021	2020
United States	$312.8	$299.7
United Kingdom	99.0	86.7
Bermuda	25.1	21.2
Malta	14.0	11.8
All other jurisdictions	15.2	15.6
Total earned premiums	$466.1	$435.0

The following table represents identifiable assets:

(in millions)	March 31, 2021	December 31, 2020
U.S. Operations	$5,705.0	$6,032.2
International Operations	3,809.4	3,899.4
Run-off Lines	264.2	335.9
Corporate and Other	570.3	198.3
Total	$10,348.9	$10,465.8
Included in total assets at March 31, 2021 and December 31, 2020 are $649.0 million and $825.9 million, respectively, in assets associated with trade capital providers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our results of operations for the three months ended March 31, 2021 compared with the three months ended March 31, 2020, and a discussion of our financial condition as of March 31, 2021. This discussion and analysis should be read in conjunction with the attached unaudited interim Condensed Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2021, including the audited Consolidated Financial Statements and notes thereto.
Forward Looking Statements
This report includes forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "expect," "intend," "plan," "believe," “do not believe,” “aim,” "project," "anticipate," “seek,” "will," “likely,” “assume,” “estimate,” "may," “continue,” “guidance,” “objective,” “remain optimistic,” “improve,” “progress,” “path toward,” “outlook,” “trends,” “future,” “could,” “would,” “should,” “target,” “on track” and similar expressions of a future or forward-looking nature.
Such statements are subject to certain risks and uncertainties that could cause actual events or results to differ materially. For a more detailed discussion of such risks and uncertainties, see Item 1A, “Risk Factors” in Argo Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in our other filings with the Securities and Exchange Commission. The inclusion of a forward-looking statement herein should not be regarded as a representation by Argo Group that Argo Group's objectives will be achieved. Argo Group undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on any such statements.
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

Consolidated Results of Operations
For the three months ended March 31, 2021, we reported net income attributable to common shareholders of $27.2 million ($0.78 per diluted common share). For the three months ended March 31, 2020, we reported a net loss of $24.7 million ($0.72 per diluted common share).
The following is a comparison of selected data from our operations, as well as book value per common share, for the relevant comparative periods:

	For the Three Months Ended March 31,
(in millions)	2021	2020
Gross written premiums	$756.5	$825.9
Earned premiums	$466.1	$435.0
Net investment income	44.4	35.6
Net realized investment gains (losses):
Net realized investment (losses) gains	(1.3)	27.8
Change in fair value of equity securities	15.5	(39.3)
Credit losses on fixed maturity securities	(1.1)	(24.7)
Net realized investment gains (losses)	13.1	(36.2)
Total revenue	$523.6	$434.4
Income (loss) before income taxes	$31.2	$(25.7)
Income tax provision (benefit)	1.4	(1.0)
Net income (loss)	$29.8	$(24.7)
Less: Dividends on preferred shares	2.6	—
Net income (loss) attributable to common shareholders	$27.2	$(24.7)
Loss ratio	66.0%	64.6%
Expense ratio	37.8%	38.6%
Combined ratio	103.8%	103.2%

	March 31, 2021	December 31, 2020	March 31, 2020
Book value per common share	$48.23	$49.40	$46.70
Impact of COVID-19
Beginning in March 2020 and continuing into 2021, the global COVID-19 pandemic has resulted in significant disruptions in economic activity and financial markets. COVID-19 has directly and indirectly adversely affected the Company and may continue to do so for an uncertain period of time. For the three months ended March 31, 2021 and 2020, our underwriting results included net pre-tax catastrophe losses of $4.4 million and $26.2 million, respectively, associated with COVID-19 and related economic conditions. Premium levels in certain lines in both our U.S. and International Operations reporting segments has been negatively impacted by the challenges of the economic slowdown. Conversely, our current accident year non-catastrophe loss results saw reduced claim activity during the three months ended March 31, 2021 due, in part, to the impact of the COVID-19 pandemic. Our liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the three months ended March 31, 2021 or 2020. Although vaccines are now available and are in the process of being widely distributed, the extent to which COVID-19 (including emerging new strains of the COVID-19 virus) will continue to impact our business will depend on future developments that cannot be predicted, and while we have recorded our best estimates of this impact as of and for the three months ended March 31, 2021, actual results in future periods could materially differ from those disclosed herein.

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

	For the Three Months Ended March 31,
	2021		2020
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$466.1		$435.0

Losses and loss adjustment expenses, as reported	$307.6	66.0%	$280.9	64.6%
Less:
(Unfavorable) favorable prior accident year loss development	(1.0)	(0.2)%	(2.7)	(0.6)%
Catastrophe losses, including COVID-19	(47.5)	(10.2)%	(29.1)	(6.7)%
Current accident year non-catastrophe losses (non-GAAP)	$259.1	55.6%	$249.1	57.3%
Expense ratio		37.8%		38.6%
Current accident year non-catastrophe combined ratio (non-GAAP)		93.4%		95.9%
Gross Written and Earned Premiums
Consolidated gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended March 31,
	2021		2020
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$136.3	$84.6	$188.4	$75.1
Liability	324.0	196.1	326.1	192.5
Professional	165.1	104.9	152.9	84.2
Specialty	131.1	80.5	158.5	83.2
Total	$756.5	$466.1	$825.9	$435.0
Consolidated gross written premiums decreased $69.4 million, or 8.4%, for the three months ended March 31, 2021, as compared to the same period ended 2020, while net earned premiums increased $31.1 million, or 7.1%, for the comparative periods. The decrease in gross premiums written was driven by our International Operations segment, primarily due to the sale of our Reinsurance business, Ariel Re, in the fourth quarter of 2020. The U.S. Operations gross written premiums increased 2.7% year-over-year, driven by growth in Professional and Specialty Lines. Both U.S. Operations and International Operations continued to see overall rate increases during the three months ended March 31, 2021.
Net earned premiums increased in both U.S. Operations and International Operations. The increase in the U.S. Operations was in line with the premium growth experienced throughout 2020 and into the first quarter of 2021, while International Operations was driven by growth in Syndicate 1200 primarily due to significantly decreasing our use of third-party capital at Lloyd’s for the 2021 year of account, partially offset by the sale of Ariel Re. We anticipate the impact to net earned premiums from the sale of Ariel Re to increase in future quarters, as we have no new business, but continue to earn premium from the 2020 and prior Lloyd’s years of account where we still have participation on Syndicate 1910.
Our gross written and earned premiums are further discussed by reporting segment and major lines of business below under the heading “Segment Results.”

Net Investment Income
Consolidated net investment income was $44.4 million for the three months ended March 31, 2021, compared to $35.6 million for the same period ended 2020. The increase in net investment income in the first quarter of 2021 compared to the same period in 2020 was driven by a significant increase coming from our alternative investment portfolio, partially offset by a decline in net investment income from our core portfolio. Our alternative investment portfolio, which is reported on a one to three-month lag, produced net investment income of $20.7 million for the three months ended March 31, 2021, compared to $2.5 million for the same period ended 2020, primarily from higher returns on hedge funds and private equity investments as valuations benefited from the improving circumstances surrounding COVID-19.
Our core investment portfolio, comprised of all invested assets other than alternative investments, produced net investment income of $23.7 million for the three months ended March 31, 2021, compared to net investment income of $33.1 million for the same period ended 2020. The decline in the comparative periods was primarily due to the liquidation of a high yield portfolio in connection with a shift in our investment strategy that was completed in 2020.
Net Realized Investment Gains/Losses
Consolidated net realized investment gains of $13.1 million for the three months ended March 31, 2021 included a $15.5 million increase in the fair value of equity securities. The remaining $2.4 million net realized investment loss included $1.3 million in losses primarily related to net foreign currency exchange losses and a $1.1 million charge for expected credit losses on fixed maturity securities,
Consolidated net realized investment losses of $36.2 million for the three months ended March 31, 2020 included a $39.3 million decrease in the fair value of equity securities, attributable to the disruption in global financial markets related to COVID-19, as well as a $24.7 million charge for expected credit losses on fixed maturity securities. The remaining $27.8 million net realized investment gain included $14.7 million in gains in our other invested assets portfolio, primarily from the conversion of a previously private equity holding to a publicly traded equity security during March 2020, as well as gains of $12.5 million primarily from the sale of fixed maturity securities and $0.6 million related to net foreign currency exchange gains.
Loss and Loss Adjustment Expenses
The consolidated loss ratio for the three months ended March 31, 2021 was 66.0%, compared to 64.6% for the same period in 2020, driven by higher catastrophe losses in the first quarter of 2021 (10.2 percentage points) compared to the first quarter of 2020 (6.7 percentage points). Catastrophe losses in the first quarter of 2021 included $4.4 million for COVID-19-related claims, with the remaining $43.1 million being primarily attributable to the losses resulting from Winter Storm Uri in February 2021. The increase in catastrophe losses was partially offset by a 1.7 percentage point improvement in the current accident year non-catastrophe loss ratio, largely due to rate improvements achieved over the last several quarters, as well as a 0.4 percentage point year-over-year improvement in the net unfavorable prior-year reserve development.
The following table summarizes the above referenced prior-year loss reserve development for the three months ended March 31, 2021 with respect to net loss reserves by line of business as of December 31, 2020. Our loss and loss adjustment expenses, including the prior-year loss reserve development shown in the following table, are further discussed by reporting segment below under the heading “Segment Results.”

(in millions)	Net Reserves 2020	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2020 Net Reserves
General liability	$1,587.4	$9.7	0.6%
Workers compensation	284.9	1.8	0.6%
Syndicate and US special property	108.0	2.0	1.9%
Syndicate specialty	76.0	(6.4)	(8.4)%
Surety	38.4	(9.3)	(24.2)%
All other lines	811.4	3.2	0.4%
Total	$2,906.1	$1.0	—%

Consolidated gross reserves for losses and loss adjustment expenses were $5,135.3 million (including $148.2 million of reserves attributable to our Syndicate 1200 and 1910 trade capital providers) and $5,067.6 million (including $211.1 million of reserves attributable to our Syndicate 1200 and 1910 trade capital providers) as of March 31, 2021 and 2020, respectively. Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.
Underwriting, Acquisition and Insurance Expenses
Consolidated underwriting, acquisition and insurance expenses were $176.4 million for the three months ended March 31, 2021 compared to $168.1 million for the same period ending 2020. The expense ratios for the comparative three month periods ended March 31, 2021 and 2020 were 37.8% and 38.6%, respectively, primarily driven by improvements in International Operations and the results of continued expense control initiatives in 2021. The improvement in International Operations was driven by growth in net earned premiums, which exceeded the growth in non-acquisition expenses and was coupled with a reduced acquisition expense ratio primarily due to mix of business.
Our underwriting, acquisition and insurance expenses are further discussed below under the heading “Segment Results.”
Interest Expense
Consolidated interest expense was $5.1 million for the three months ended March 31, 2021 compared to $7.8 million for the same period in 2020. The decreases were due to significant reductions in short-term LIBOR rates during the first three months of 2021 as compared to the same period in 2020, as well as a lower debt balance due to paying off our $125 million term loan in September 2020.
Foreign Currency Exchange Gains/Losses
Consolidated foreign currency exchange losses were $1.3 million for the three months ended March 31, 2021, as compared to $0.9 million for the three months ended March 31, 2020. The changes in the foreign currency exchange losses were due to fluctuations of the U.S. Dollar, on a weighted average basis, against the currencies in which we transact our business. For the three months ended March 31, 2021, the foreign currency exchange losses were primarily driven by the U.S. Dollar weakening against the British Pound and the Canadian Dollar, partially offset by the U.S. Dollar strengthening against the Euro. For the three months ended March 31, 2020, the small foreign currency exchange losses were primarily driven by losses against the Canadian Dollar and British Pound, partially offset by the U.S. Dollar strengthening against most of our other transactional currencies.
Non-Operating Expenses
Non-operating expenses represent costs not associated with our ongoing insurance or other operations, including severance expenses, certain legal costs, merger and acquisition and other transaction-related expenses, and certain non-recurring expenses. As such, non-operating expenses have been excluded from the calculation of our expense ratio. Non-operating expenses of $1.9 million for the three months ended March 31, 2021 primarily related to severance costs, compared to $3.3 million for the three months ended March 31, 2020, which were primarily associated with the previously disclosed corporate governance and compensation matters.
Income Tax Provision
The consolidated income tax provision represents the income tax expense or benefit associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the consolidated provision for income taxes represents taxes on net income for our Brazil, Ireland, Italy, Malta, Switzerland, United Kingdom, and U.S. operations. The consolidated provision for income taxes was $1.4 million for the three months ended March 31, 2021, compared to the consolidated income tax benefit of $1.0 million for the same period ended 2020. The consolidated effective tax rates were 4.3% for the three months ended March 31, 2021, respectively, compared to consolidated effective tax rates of 3.9% for the same period ended 2020. The increase in the effective tax rates for the three months ended March 31, 2021 was due to the jurisdictional mix of taxable income compared to the respective periods in 2020.

Segment Results
We are primarily engaged in writing property and casualty insurance. We have two ongoing reporting segments: U.S. Operations and International Operations. Additionally, we have a Run-off Lines segment for products that we no longer underwrite.
We consider many factors, including the nature of each segment’s insurance products, production sources, distribution strategies and regulatory environment in determining how to aggregate reporting segments.
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
•Professional includes various professional lines products including errors and omissions and management liability coverages (including directors and officers).
•Specialty includes niche insurance coverages including marine and energy, accident and health and surety product offerings.
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
U.S. Operations
The following table summarizes the results of operations for the U.S. Operations segment:

	For the Three Months Ended March 31,
(in millions)	2021	2020
Gross written premiums	$489.4	$476.5
Earned premiums	$314.4	$302.5
Losses and loss adjustment expenses	195.6	189.6
Underwriting, acquisition and insurance expenses	107.5	96.1
Underwriting income	11.3	16.8
Net investment income	28.8	25.2
Interest expense	(3.6)	(4.9)
Fee and other income (expense), net	0.1	(0.2)
Income before income taxes	$36.6	$36.9
Loss ratio	62.2%	62.7%
Expense ratio	34.2%	31.8%
Combined ratio	96.4%	94.5%

The following table contains reconciliations of certain non-GAAP financial measures, specifically the current accident year non-catastrophe loss, expense and combined ratios, to their most directly comparable GAAP measures for our U.S. Operations.

	For the Three Months Ended March 31,
	2021		2020
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$314.4		$302.5

Losses and loss adjustment expenses, as reported	195.6	62.2%	189.6	62.7%
Less:
Favorable (unfavorable) prior accident year loss development	0.4	0.1%	(3.3)	(1.1)%
Catastrophe losses, including COVID-19	(20.9)	(6.6)%	(9.5)	(3.2)%
Current accident year non-catastrophe losses (non-GAAP)	$175.1	55.7%	$176.8	58.4%
Expense ratio		34.2%		31.8%
Current accident year non-catastrophe combined ratio (non-GAAP)		89.9%		90.2%
Gross Written and Earned Premiums
Gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended March 31,
	2021		2020
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$56.9	$42.5	$65.2	$39.4
Liability	266.5	165.7	269.9	172.3
Professional	112.0	71.7	97.2	55.5
Specialty	54.0	34.5	44.2	35.3
Total	$489.4	$314.4	$476.5	$302.5
Property
Gross written premiums for the three months ending March 31, 2021 decreased compared to the same period in 2020 due to initiatives to improve profitability and reduce catastrophe exposure in the contract binding and excess and surplus property business units. To offset the impact in this line, strong new business production drove premium increases in the garage and inland marine business units. Net earned premium for the three months ending March 31, 2021 increased compared to the same period in 2020, primarily driven by the production growth in the inland marine business unit over the past several quarters.
Liability
Gross written premiums for the three months ending March 31, 2021 decreased compared to the same period in 2020 due to an offsetting impact that certain business units in remediation or runoff had on other growing business units. The contract binding business unit reduced production from executed underwriting actions, as noted above, while the grocery and retail business unit was put into runoff in the fourth quarter of 2020. Production from the fronted workers compensation and commercial auto programs also decreased year-over-year. However, growth was realized in general liability lines, environmental lines, garage classes and public entity classes. Net earned premium for the three months ending March 31, 2021 decreased compared to the same period in 2020 largely due to the production challenges experienced in this line over the past few quarters from the economic slow-down due to the COVID-19 pandemic.
Professional
The growth in gross written and net earned premiums for the three months ending March 31, 2021 compared to the same period in 2020 was driven by the favorable rate environment for the directors and officers products, new business growth from the errors and omissions products and the delegated authority programs.

Specialty
Gross written premiums for the three months ending March 31, 2021 increased compared to the same period in 2020 due to growth achieved in surety and fronted marine programs. Net earned premiums for the three months ended March 31, 2021 decreased compared to the same period in 2020, attributable mainly to surety. Gross earned premiums continued to grow in this line over the prior year, but one-time favorable reinsurance adjustments recorded in the prior year adversely impacted the variance in net earned premium.
Loss and Loss Adjustment Expenses
The loss ratio for the three months ended March 31, 2021 and 2020 were 62.2% and 62.7%, respectively. The decreased loss ratio in the first three months of 2021 was driven by a 2.7 percentage point improvement in the current accident year non-catastrophe loss ratio, as well as a 1.2 percentage point improvement related to net favorable prior-year reserve development in the first three months of 2021 compared to net unfavorable prior-year reserve development in the same period in 2020, partially offset by a 3.4 percentage point increase in catastrophe losses, which includes COVID-19-related claims in 2020.
The current accident year non-catastrophe loss ratio for the first quarter of 2021 was 55.7%, compared to 58.4% for the first quarter of 2020. The decrease in the ratio when compared to the prior quarterly periods was primarily related to rate improvement achieved over the past several quarters.
Net favorable prior year development for the first quarter of 2021 was $0.4 million, driven predominantly by favorable development in specialty lines, largely offset by unfavorable development in professional and liability lines. Net unfavorable prior-year reserve development for the first quarter of 2020 was $3.3 million and related primarily to professional lines driven by larger claims and, to a lesser extent, liability lines, partially offset by favorable development in specialty lines driven by favorable incurred loss experience in our surety business unit.
Catastrophe losses for the first quarter of 2021 were $20.9 million due to $18.9 million from Winter Storm Uri and $2.0 million from various small U.S. storms. Catastrophe losses for the first quarter of 2020 were $9.5 million, which included $7.5 million of reserves associated with COVID-19, primarily related to expected costs associated with potential litigation related to property exposures. The remaining catastrophe losses of $2.0 million for the first quarter of 2020 were due to various small U.S. storms.
Underwriting, Acquisition and Insurance Expenses
The expense ratio for the three months ended March 31, 2021 was 34.2% compared to 31.8% for the same period in 2020. The deterioration in the expense ratio was primarily due to an increase in acquisition expenses as a result of changes in business mix, higher gross commissions and lower ceding commissions, as the first quarter of 2020 included additional ceding commission income.

International Operations
The following table summarizes the results of operations for the International Operations segment:

	For the Three Months Ended March 31,
(in millions)	2021	2020
Gross written premiums	$266.9	$349.2
Earned premiums	$151.5	$132.3
Losses and loss adjustment expenses	110.6	91.5
Underwriting, acquisition and insurance expenses	62.7	60.3
Underwriting loss	(21.8)	(19.5)
Net investment income	12.0	8.6
Interest expense	(1.4)	(2.3)
Fee and other (expense) income, net	(0.4)	0.9
Non-operating expenses	(0.2)	—
Loss before income taxes	$(11.8)	$(12.3)
Loss ratio	73.0%	69.1%
Expense ratio	41.4%	45.6%
Combined ratio	114.4%	114.7%
The following table contains reconciliations of certain non-GAAP financial measures, specifically the current accident year non-catastrophe loss, expense and combined ratios, to their most directly comparable GAAP measures for our International Operations.

	For the Three Months Ended March 31,
	2021		2020
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$151.5		$132.3

Losses and loss adjustment expenses, as reported	110.6	73.0%	91.5	69.1%
Less:
Favorable prior accident year loss development	—	—%	0.4	0.3%
Catastrophe losses, including COVID-19	(26.6)	(17.6)%	(19.6)	(14.8)%
Current accident year non-catastrophe losses (non-GAAP)	$84.0	55.4%	$72.3	54.6%
Expense ratio		41.4%		45.6%
Current accident year non-catastrophe combined ratio (non-GAAP)		96.8%		100.2%
Gross Written and Earned Premiums
Gross written and earned premiums by our four primary insurance and reinsurance lines were as follows:

	For the Three Months Ended March 31,
	2021		2020
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$79.4	$42.1	$123.2	$35.7
Liability	57.3	30.2	56.0	20.0
Professional	53.1	33.2	55.7	28.7
Specialty	77.1	46.0	114.3	47.9
Total	$266.9	$151.5	$349.2	$132.3

Property
The decrease in gross written premiums for the three months ended March 31, 2021 as compared to the same period in 2020 was due to the sale of Ariel Re. The increase in net earned premiums for the three months ended March 31, 2021 as compared to the same period in 2020 was driven by growth in Syndicate 1200 due to decreasing our use of third-party capital at Lloyd’s, continued improvement in the rate environment and a reduction in ceded premium due to the non-renewal of a multi-year reinsurance contract following the planned reductions in gross catastrophe exposures and ongoing capital management initiatives. There was also an increase in net earned premiums from our Reinsurance operations where we have no new business, but continue to earn premium from the 2020 and prior Lloyd’s years of account where we still have participation on Syndicate 1910.
Liability
The increase in gross written premiums for the three months ended March 31, 2021 as compared to the same period in 2020 was due to growth in Syndicate 1200 where we are now writing international casualty treaty reinsurance business, and in Bermuda Insurance where we are benefiting from favorable rate changes and new business accounts. This was partially offset by the sale of Ariel Re, as well as the cancellation of several coverholders in our Europe operations. Net earned premiums for the three months ended March 31, 2021 increased as compared to the same period in 2020 due to the aforementioned growth in Syndicate 1200 and Bermuda Insurance.
Professional
The decrease in gross written premiums for the three months ended March 31, 2021 as compared to the same period in 2020 was due to a decline in Syndicate 1200 as a result of exiting the directors and officers line of business in 2020, as well as lower premiums from our Europe operations where we have stopped writing new business as that unit was placed into run-off. This was partially offset by growth in Bermuda Insurance resulting from favorable rate changes and new business accounts. The increase in net earned premiums for the three months ended March 31, 2021 as compared to the same period in 2020 was due to growth in Europe and Bermuda Insurance, primarily as a result of favorable rate changes and new and expanded business, as well as growth in Syndicate 1200 driven by prior year premium growth in professional and healthcare indemnity.
Specialty
Specialty gross written and net earned premiums decreased for the three months ended March 31, 2021 as compared to the same periods in 2020. This decrease was primarily driven by the sale of Ariel Re and was partially offset by growth in Syndicate 1200 arising from the new terrorism class.
Loss and Loss Adjustment Expenses
The loss ratio for the first quarter of 2021 was 73.0% compared to 69.1% for the first quarter of 2020. The increase in the loss ratio was driven by a 2.8 percentage point increase in catastrophe losses, which includes COVID-19 related claims, a 0.8 percentage point increase in the current accident year non-catastrophe loss ratio, as well as a year-over-year 0.3 percentage point deterioration from net prior-year reserve development, as there was no net prior-year reserve development in the first three months of 2021 compared to net favorable prior-year reserve development in the first three months of 2020.
The current accident year non-catastrophe loss ratio for the three months ended March 31, 2021 was 55.4% compared to 54.6% for the three months ended March 31, 2020. The increase in the ratio for the first quarter of 2021 compared to the same period in 2020 primarily related to change in business mix.
There was no net prior-year reserve development for the first quarter of 2021 primarily due to favorable development in property lines offset by unfavorable development in professional lines driven by an individual large claim. Net favorable prior-year reserve development for the first quarter of 2020 was $0.4 million and included favorable development on 2019 catastrophe losses, partially offset by unfavorable development in professional lines driven by large claims.
Catastrophe losses for the first quarter of 2021 were $26.6 million, which included $22.2 million from Winter Storm Uri and $4.4 million associated with COVID-19, primarily resulting from contingency exposures. Catastrophe losses for the first quarter of 2020 were $19.6 million, which included $18.7 million associated with COVID-19, primarily resulting from contingency exposures. The property losses relate to sub-limited affirmative business interruption coverage in certain International markets, as well as expected costs associated with potential litigation. The remaining $0.9 million of catastrophe losses was due to damage caused by the Puerto Rico earthquake.

Underwriting, Acquisition and Insurance Expenses
The expense ratio for the three months ended March 31, 2021 was 41.4% compared to 45.6% for the same period in 2020. The improvement in the expense ratio was driven by growth in net earned premiums, which exceeded the growth in non-acquisition expenses and was coupled with a reduced acquisition expense ratio primarily due to mix of business.
Run-off Lines
The following table summarizes the results of operations for the Run-off Lines segment:

	For the Three Months Ended March 31,
(in millions)	2021	2020
Earned premiums	$0.2	$0.2
Losses and loss adjustment expenses	1.4	(0.2)
Underwriting, acquisition and insurance expenses	0.3	0.9
Underwriting loss	(1.5)	(0.5)
Net investment income	0.8	1.2
Interest expense	(0.1)	(0.2)
(Loss) income before income taxes	$(0.8)	$0.5
Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses for the three months ended March 31, 2021 were the result of unfavorable loss reserve development in other run-off lines. Losses and loss adjustment expenses for the three months ended March 31, 2020 were the result of favorable loss reserve development on prior accident years in risk management workers compensation reserves, partially offset by unfavorable development in other run-off lines.
The following table represents a rollforward of total gross and net reserves for the asbestos and environmental exposures in our Run-off Lines, along with the ending balances of all other reserves within Run-off Lines. Amounts in the net column are reduced by reinsurance recoverables.

	For the Three Months Ended March 31,
	2021		2020
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$59.2	$50.6	$52.6	$43.8
Incurred losses	0.6	0.6	0.2	0.2
Losses paid	(3.1)	(2.7)	(2.8)	(1.8)
Loss reserves - asbestos and environmental, end of period	56.7	48.5	50.0	42.2
Risk-management reserves	160.7	93.9	184.7	106.6
Run-off reinsurance reserves	—	—	0.5	0.5
Other run-off lines	13.6	7.6	12.0	7.0
Total loss reserves - Run-off Lines	$231.0	$150.0	$247.2	$156.3
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the Run-off Lines segment consist primarily of administrative expenses. The decrease in underwriting expenses for the three months ended March 31, 2021, as compared to the same period ended 2020, was primarily attributable to lower overhead expenses.

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
Our liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the first three months of 2021.
On October 12, 2020, ArgoGlobal, the Lloyd’s insurer and member of Argo Group, announced a reinsurance-to-close (“RITC”) transaction with legacy specialist RiverStone. Upon completion of the transaction, RiverStone undertook an RITC of ArgoGlobal’s Syndicate 1200 for 2017 and prior years with net technical provision of approximately $250 million. The transaction received regulatory approval on January 29, 2021, with the RITC becoming effective on January 1, 2021, and had no impact on our consolidated results of operations.
Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoveries and the payment of losses, expenses and outward reinsurance premiums. For the three months ended March 31, 2021, net cash provided by operating activities was $70.2 million. For the three months ended March 31, 2020, net cash used in operating activities was $31.4 million. The increase in net cash flows provided in operating activities for the first quarter of 2021, as compared to the same period in 2020, was attributable to various fluctuations within our operating activities, and primarily related to the timing of reinsurance recoveries and premium cash receipts in the respective periods.

For the three months ended March 31, 2021, net cash used in investing activities was $50.0 million. For the three months ended March 31, 2020, net cash provided by investing activities was $61.3 million. The decrease in cash provided by investing was mainly the result of the decrease in the proceeds from sale of fixed maturities and short-term investments, partially offset by a decrease in cash used to purchase fixed maturities and an increase in the proceeds from maturities of fixed maturities. As of March 31, 2021, $482.0 million of the investment portfolio was invested in short-term investments.
For the three months ended March 31, 2021 and 2020, net cash used in financing activities was $13.1 million and $10.4 million, respectively. During the three months ended March 31, 2021 and 2020, we did not repurchase any common shares. We paid cash dividends to our common shareholders totaling $10.8 million and $10.7 million during the three months ended March 31, 2021 and 2020, respectively. We paid cash dividends to our preferred shareholders totaling $2.6 million during the three months ended March 31, 2021.
Argo Common Shares and Dividends
In the three months ended March 31, 2021, our Board of Directors declared quarterly cash dividends in the amount of $0.31 per share. Cash dividends paid for the three months ended March 31, 2021 totaled $10.8 million.
On May 6, 2021, the Board declared a quarterly cash dividend in the amount of $0.31 on each share of common stock outstanding. The dividend will be paid on June 4, 2021 to our shareholders of record on May 21, 2021.
On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization superseded all the previous repurchase authorizations. Shares purchased are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of March 31, 2021, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.

Preferred Stock Dividends
On February 12, 2021, our Board of Directors declared a quarterly cash dividend in the amount of $437.500 per share on our Series A Preference Shares. Holders of Depositary Shares each representing a 1/1,000th interest in a share of Series A Preferred Stock received $0.437500 per Depositary Share. On March 15, 2021, we paid $2.6 million to holders of our Series A Preference Shares on February 28, 2021.
On May 6, 2021, our Board of Directors declared a quarterly cash dividend in the amount of $437.500 per share on our Series A Preference Shares. Holders of Depositary Shares each representing a 1/1,000th interest in a share of Series A Preferred Stock will receive $0.437500 per Depositary Share. The dividend will be paid on June 15, 2021 to our shareholders of record on May 30, 2021.
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
Included in the Credit Agreement is a provision that allows up to $200.0 million of the revolving credit facility to be used for letters of credit (“LOCs”), subject to availability. As of March 31, 2021, there were no borrowings outstanding and $70.5 million in LOCs against the revolving credit facility.
Senior Notes
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
In accordance with Article 10 of SEC Regulation S-X, we have elected to present condensed consolidating financial information in lieu of separate financial statements for the Subsidiary Issuer. The following tables present condensed consolidating financial information at March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021, of the Parent Guarantor and the Subsidiary Issuer. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.
The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets and results of operations of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2021
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$0.5	$3,613.9	$1,712.8	$—	$5,327.2
Cash	3.3	39.0	114.4	—	156.7
Accrued investment income	—	16.9	5.6	—	22.5
Premiums receivable	—	271.8	362.8	—	634.6
Reinsurance recoverables	—	1,764.7	1,042.9	—	2,807.6
Goodwill and other intangible assets, net	—	118.5	89.3	—	207.8
Current income taxes receivable, net	—	(6.1)	7.5	—	1.4
Deferred tax assets, net	—	1.0	28.6	—	29.6
Deferred acquisition costs, net	—	96.7	72.9	—	169.6
Ceded unearned premiums	—	350.0	235.3	—	585.3
Operating lease right-of-use assets	6.0	50.8	51.1	—	107.9
Other assets	13.0	162.2	120.3	—	295.5
Assets held for sale	—	2.9	0.3	—	3.2
Intercompany notes receivable	—	94.5	(94.5)	—	—
Investments in subsidiaries	1,859.5	—	—	(1,859.5)	—
Total assets	$1,882.3	$6,576.8	$3,749.3	$(1,859.5)	$10,348.9
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$3,380.2	$1,755.1	$—	$5,135.3
Unearned premiums	—	939.1	487.9	—	1,427.0
Funds held and ceded reinsurance payable, net	—	518.0	653.6	—	1,171.6
Debt	28.4	284.5	145.4	—	458.3
Accrued underwriting expenses and other liabilities	7.3	94.8	105.9	—	208.0
Operating lease liabilities	6.0	59.5	62.2	—	127.7
Due to (from) affiliates	19.6	1.6	(1.6)	(19.6)	—
Total liabilities	61.3	5,277.7	3,208.5	(19.6)	8,527.9
Total shareholders' equity	1,821.0	1,299.1	540.8	(1,839.9)	1,821.0
Total liabilities and shareholders' equity	$1,882.3	$6,576.8	$3,749.3	$(1,859.5)	$10,348.9
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

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$312.9	$153.2	$—	$466.1
Net investment income	—	30.5	13.9	—	44.4
Net realized investment (losses) gains	(3.2)	14.2	2.1	—	13.1
Total revenue	(3.2)	357.6	169.2	—	523.6
Expenses:
Losses and loss adjustment expenses	—	198.6	109.0	—	307.6
Underwriting, acquisition and insurance expenses	(3.2)	113.0	66.6	—	176.4
Non-operating expenses	0.2	1.6	0.1	—	1.9
Interest expense	0.3	3.3	1.5	—	5.1
Fee and other expense (income), net	—	(0.2)	0.3	—	0.1
Foreign currency exchange losses	—	—	1.3	—	1.3
Total expenses	(2.7)	316.3	178.8	—	492.4
(Loss) income before income taxes	(0.5)	41.3	(9.6)	—	31.2
Provision (benefit) for income taxes	—	6.5	(5.1)	—	1.4
Net (loss) income before equity in earnings of subsidiaries	(0.5)	34.8	(4.5)	—	29.8
Equity in undistributed earnings of subsidiaries	30.3	—	—	(30.3)	—
Net income (loss)	$29.8	$34.8	$(4.5)	$(30.3)	$29.8
Dividends on preferred shares	$2.6	$—	$—	$—	$2.6
Net income (loss) attributable to common shareholders	$27.2	$34.8	$(4.5)	$(30.3)	$27.2
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
Critical Accounting Estimates
Refer to “Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 that Argo Group filed with the SEC on March 15, 2021 for information on accounting policies that we consider critical in preparing our consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We believe that we are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk.

Interest Rate Risk
Our primary market risk exposure is the exposure of our fixed maturity investment portfolio to interest rate risk and the changes in interest rates. Fluctuations in interest rates have a direct impact on the fair value of these securities. As interest rates rise, the fair value of our fixed maturity portfolio falls and the converse is also true. We manage interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates. The model duration of the assets comprising our fixed maturity investment portfolio was 3.21 years and 2.78 years at March 31, 2021 and December 31, 2020, respectively.
Credit Risk
We have exposure to credit risk on losses recoverable from reinsurers and receivables from insureds. Our controls to mitigate this risk include limiting our exposure to any one counterparty, evaluating the financial strength of our reinsurers, generally requiring minimum credit ratings and in certain cases receiving collateral from our reinsurers and insureds.
We also have exposure to credit risk in our investment holdings. Our risk management strategy and investment policy attempts to mitigate this risk by primarily investing in debt instruments of high credit quality issuers, limiting credit concentration, monitoring the credit quality of issuers and counterparties and diversifying issuers. The weighted average rating of our fixed maturity investments was A+ with 91.6% and 91.2% rated investment grade or better (BBB- or higher) at March 31, 2021 and December 31, 2020, respectively.

We review our investments to identify and evaluate those that may have credit impairments on a quarterly basis, considering the historical performance of the security, available market information, and credit ratings, among other things. For fixed maturity securities, the review includes consideration of current ratings and actions of major rating agencies (Standard & Poor's, Moody's and Fitch). If a security has two ratings, the lower rating is used. If a security has three ratings, the middle rating is used. The following table reflects the credit quality of our fixed maturity portfolio at March 31, 2021:

Other Fixed Maturities	Book Value	Fair Value
AAA	$599.0	$612.6
AA	338.2	344
A	845	861.3
BBB	720.6	733.5
BB/B	267.6	270.5
CCC and Below	32.1	23.8
Unrated	47.1	48.3
Other Fixed Maturities	$2,849.6	$2,894.0

Structured Securities	Book Value	Fair Value
AAA	$1,166.8	$1,179.0
AA	74.2	77.2
A	36.1	36.9
BBB	12.7	12.8
BB/B	6.7	6.7
CCC and Below	0.5	0.7
Unrated	3.6	3.2
Structured Securities	$1,300.6	$1,316.5

Total Fixed Maturities	Book Value	Fair Value
AAA	$1,765.8	$1,791.6
AA	412.4	421.2
A	881.1	898.2
BBB	733.3	746.3
BB/B	274.3	277.2
CCC and Below	32.6	24.5
Unrated	50.7	51.5
Total Fixed Maturities	$4,150.2	$4,210.5
Our portfolio also includes alternative investments with a carrying value at March 31, 2021 and December 31, 2020 of $452.4 million and $429.4 million (8.5% and 8.2% of total invested assets) respectively. We may invest in both long and short equities, corporate debt securities, currencies, real estate, commodities and derivatives. We attempt to mitigate our risk by selecting managers with extensive experience, proven track records and robust controls and processes. We also attempt to mitigate our risk by diversifying through multiple managers and different types of assets and asset classes.
Equity Price Risk
We hold a diversified portfolio of equity securities with a fair value of $182.3 million and $176.7 million (3.4% and 3.4% of total invested assets) at March 31, 2021 and December 31, 2020, respectively. Our equity securities are exposed to equity price risk which is defined as the potential for loss in fair value due to a decline in equity prices. We believe the diversification of our equity securities among various industries, market segments and issuers, as well as the use of multiple outside investment managers, mitigates our exposure to equity price risk.

Foreign Currency Risk
We have exposure to foreign currency risk in our insurance contracts, invested assets and to a lesser extent, a portion of our debt. We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance contracts that are payable in currencies other than the U.S. Dollar with cash and investments that are denominated in such currencies. We also use foreign exchange forward contracts to attempt to mitigate this risk. We recognized gains in the investment portfolio of $1.3 million for the three months ended March 31, 2021 from movements in foreign currency rates. We recognized gains in the investment portfolio of $2.5 million for the three months ended March 31, 2020 from movements in foreign currency rates. We recognized losses of $3.3 million for the three months ended March 31, 2021 on our foreign currency forward contracts. We recognized gains of $0.9 for the three months ended March 31, 2020 on our foreign currency forward contracts.
Item 4. Controls and Procedures
Argo Group, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), defines “disclosure controls and procedures” as controls and procedures “designed to ensure that information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.” Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of March 31, 2021, because of the material weakness in internal control over financial reporting, as further described under “Remediation” below.
There were no changes in internal control over financial reporting made during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the remediation efforts described below.
Remediation
Please refer to Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020 for a description of our remediation plan to address the material weakness identified during our audit of internal controls for the year then ended. The weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of 2021.
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
We and our subsidiaries are parties to legal actions from time to time, generally incidental to our and their business. While any litigation or arbitration proceedings include an element of uncertainty, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.
Item 1A.  Risk Factors
See “Part I, Item 1A—Risk Factors” of Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2020 for a detailed discussion of the additional risk factors affecting the Company.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchase of Equity Securities
On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares. The 2016 Repurchase Authorization supersedes all the previous Repurchase Authorizations.
From January 1, 2021 through March 31, 2021, we did not repurchase any of our common shares. Since the inception of the repurchase authorizations (including those purchased under the 2016 Repurchase Authorization) through March 31, 2021, we have repurchased 11,315,889 of our common shares at an average price of $40.22 for a total cost of $455.1 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of March 31, 2021, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.

Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under our various employee equity compensation plans. For the three months ended March 31, 2021, we received 27,643 common shares, with an average price paid per share of $57.00 that were surrendered by employees in payment for the minimum required withholding taxes. The following table provides information with respect to our common shares that were surrendered during the three months ended March 31, 2021. In the below table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

Period	Total Number of Shares Surrendered (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
January 1 through January 31, 2021	—	$—	—	$53,281,805
February 1 through February 28, 2021	—	$—	—	$53,281,805
March 1 through March 31, 2021	27,643	$57.00	—	$53,281,805
Total	27,643		—
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
On March 12, 2021, A.M. Best Company (“A.M. Best”) revised Argo Group’s outlook to stable from negative and affirmed the Financial Strength Rating of “A-” (Excellent) and the Long-Term Issuer Credit Ratings (“Long-Term ICR”) of “A-” of Argo Re Ltd. and its subsidiaries, with the exception of Argo Seguros (which is not rated). A.M Best. also revised the outlooks to stable from negative and affirmed the Long-Term ICR of “bbb-” and the Long-Term Issue Credit Ratings (Long-Term IR) of the parent, Argo Group International Holdings, Ltd. Additionally, A.M. Best revised the outlooks to stable from negative and affirmed the Long-Term ICR of “bbb-” and the Long-Term IR of Argo Group US, Inc.

Item 6.  Exhibits
A list of exhibits required to be filed as part of this report is set forth in the below Exhibit Index.
EXHIBIT INDEX

Exhibit Number	Description
10.1
Service Agreement between Argo Management Services Limited and Scott Kirk, dated February 5, 2021 (incorporated by reference to Exhibit 10.1 to Argo Group's Current Report on Form 8-K filed with the Security and Exchange Commission on February 8, 2021)

10.2
Separation and Transition Agreement and General Release, dated as of March 23, 2021, between Argo Group International Holdings, Ltd. and Jay S. Bullock (incorporated by reference to Exhibit 10.1 to Argo Group's Current Report on Form 8-K filed with the Security and Exchange Commission on March 25, 2021)

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

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

May 7, 2021	By	/s/ Kevin J. Rehnberg
Kevin J. Rehnberg
President and Chief Executive Officer

May 7, 2021	By	/s/ Scott Kirk
Scott Kirk
Chief Financial Officer