Form 10-Q
period 2021-06-30
Argo Group International Holdings, Ltd.
filed 2021-08-06
CIK 1091748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding (net of treasury shares) of each of the issuer’s classes of common shares as of August 4, 2021.

Title	Outstanding
Common Shares, par value $1.00 per share	34,852,439

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares and per share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost: 2021 - $3,981.2, 2020 - $3,981.1; allowance for expected credit losses: 2021 - $6.4, 2020 - $6.6)	$4,057.7	$4,107.1
Equity securities, at fair value (cost: 2021 - $129.5; 2020 - $162.5)	185.7	176.7
Other investments (cost: 2021 - $412.3; 2020 - $429.4)	412.3	429.4
Short-term investments, at fair value (cost: 2021 - $529.2; 2020 - $541.4)	530.2	542.6
Total investments	5,185.9	5,255.8
Cash	190.7	148.8
Accrued investment income	20.8	21.8
Premiums receivable	681.7	679.8
Reinsurance recoverables	2,859.9	3,009.0
Goodwill	147.3	147.3
Intangible assets, net of accumulated amortization	60.5	60.5
Current income taxes receivable, net	—	3.0
Deferred tax asset, net	32.3	16.7
Deferred acquisition costs, net	168.2	163.6
Ceded unearned premiums	591.0	575.1
Operating lease right-of-use assets	78.8	82.0
Other assets	348.0	294.7
Assets held for sale	3.2	7.7
Total assets	$10,368.3	$10,465.8
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$5,238.6	$5,406.0
Unearned premiums	1,473.7	1,464.8
Accrued underwriting expenses and other liabilities	207.4	167.6
Ceded reinsurance payable, net	920.2	950.4
Funds held	73.0	64.7
Senior unsecured fixed rate notes	140.2	140.2
Other indebtedness	60.4	60.7
Junior subordinated debentures	258.0	257.8
Current income taxes payable, net	5.3	—
Operating lease liabilities	93.6	95.8
Total liabilities	8,470.4	8,608.0
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred shares and additional paid-in capital - $1.00 par, 30,000,000 shares authorized; 6,000 shares issued at June 30, 2021 and December 31, 2020, respectively; liquidation preference $25,000	144.0	144.0
Common shares - $1.00 par, 500,000,000 shares authorized; 46,158,916 and 46,009,966 shares issued at June 30, 2021 and December 31, 2020, respectively	46.2	46.0
Additional paid-in capital	1,383.1	1,380.2
Treasury shares (11,315,889 shares at June 30, 2021 and December 31, 2020, respectively)	(455.1)	(455.1)
Retained earnings	756.5	684.1
Accumulated other comprehensive income, net of taxes	23.2	58.6
Total shareholders' equity	1,897.9	1,857.8
Total liabilities and shareholders' equity	$10,368.3	$10,465.8
See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except number of shares and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Premiums and other revenue:
Earned premiums	$470.3	$433.4	$936.4	$868.4
Net investment income	52.7	1.4	97.1	37.0
Net realized investment gains (losses):
Net realized investment gains	4.0	10.6	2.7	38.4
Change in fair value of equity securities	20.3	15.1	35.8	(24.2)
Credit gains (losses) on fixed maturity securities	0.4	(7.8)	(0.7)	(32.5)
Net realized investment gains (losses)	24.7	17.9	37.8	(18.3)
Total revenue	547.7	452.7	1,071.3	887.1
Expenses:
Losses and loss adjustment expenses	271.6	273.2	579.2	554.1
Underwriting, acquisition and insurance expenses	177.3	159.8	353.7	327.9
Non-operating expenses	10.8	3.5	12.7	6.8
Interest expense	5.7	7.0	10.8	14.8
Fee and other (income) expense, net	(0.8)	(1.0)	(0.7)	(1.9)
Foreign currency exchange losses	4.4	4.3	5.7	5.2
Total expenses	469.0	446.8	961.4	906.9
Income (loss) before income taxes	78.7	5.9	109.9	(19.8)
Income tax provision	8.9	11.3	10.3	10.3
Net income (loss)	$69.8	$(5.4)	$99.6	$(30.1)
Dividends on preferred shares	2.7	—	5.3	—
Net income (loss) attributable to common shareholders	$67.1	$(5.4)	$94.3	$(30.1)

Net income (loss) attributable to common shareholders per common share:
Basic	$1.93	$(0.16)	$2.72	$(0.87)
Diluted	$1.92	$(0.16)	$2.70	$(0.87)
Dividend declared per common share	$0.31	$0.31	$0.62	$0.62
Weighted average common shares:
Basic	34,820,649	34,634,353	34,766,948	34,551,935
Diluted	35,012,780	34,634,353	34,983,804	34,551,935

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$69.8	$(5.4)	$99.6	$(30.1)
Other comprehensive income (loss):
Foreign currency translation adjustments	3.4	(4.2)	2.5	(7.6)
Defined benefit pension plans:
Net gain arising during the year	1.9	—	1.9	—
Unrealized gains (losses) on fixed maturity securities:
Gains (losses) arising during the year	33.3	152.9	(28.8)	30.1
Reclassification adjustment for (gains) losses included in net income	(15.2)	(16.5)	(19.2)	(19.9)
Other comprehensive income (loss) before tax	23.4	132.2	(43.6)	2.6
Income tax provision related to other comprehensive income (loss):
Defined benefit pension plans:
Net gain arising during the year	0.4	—	0.4	—
Unrealized gains (losses) on fixed maturity securities:
Gains (losses) arising during the year	5.5	27.0	(6.3)	5.9
Reclassification adjustment for gains included in net income	(1.5)	(2.6)	(2.3)	(0.7)
Income tax provision (benefit) related to other comprehensive income (loss)	4.4	24.4	(8.2)	5.2
Other comprehensive income (loss), net of tax	19.0	107.8	(35.4)	(2.6)
Comprehensive income (loss)	$88.8	$102.4	$64.2	$(32.7)

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except number of shares and per share amounts)
(Unaudited)

	Preferred Shares and Additional Paid-in Capital	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity
Balance, March 31, 2020	$—	$45.9	$1,374.2	$(455.1)	$750.4	$(101.9)	$1,613.5
Net loss	—	—	—	—	(5.4)	—	(5.4)
Other comprehensive income - Change in fair value of fixed maturities, net of taxes	—	—	—	—	—	112.0	112.0
Other comprehensive loss, net - Other	—	—	—	—	—	(4.2)	(4.2)
Activity under stock incentive plans	—	0.1	2.1	—	—	—	2.2
Retirement of common shares (tax payments on equity compensation)	—	—	(0.7)	—	—	—	(0.7)
Employee stock purchase plan	—	—	0.9	—	—	—	0.9
Cash dividend declared - common shares ($0.31/share)	—	—	—	—	(10.6)	—	(10.6)
Balance, June 30, 2020	$—	$46.0	$1,376.5	$(455.1)	$734.4	$5.9	$1,707.7

Balance, March 31, 2021	$144.0	$46.1	$1,381.3	$(455.1)	$700.5	$4.2	$1,821.0
Net income	—	—	—	—	69.8	—	69.8
Other comprehensive income - Change in fair value of fixed maturities, net of taxes	—	—	—	—	—	14.1	14.1
Other comprehensive income, net - Other	—	—	—	—	—	4.9	4.9
Activity under stock incentive plans	—	0.1	2.2	—	—	—	2.3
Retirement of common shares (tax payments on equity compensation)	—	—	(1.0)	—	—	—	(1.0)
Employee stock purchase plan	—	—	0.6	—	—	—	0.6
Dividends on preferred shares	—	—	—	—	(2.7)	—	(2.7)
Cash dividend declared - common shares ($0.31/share)	—	—	—	—	(11.1)	—	(11.1)
Balance, June 30, 2021	$144.0	$46.2	$1,383.1	$(455.1)	$756.5	$23.2	$1,897.9

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(in millions, except number of shares and per share amounts)
(Unaudited)

	Preferred Shares and Additional Paid-in Capital	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity
Balance, December 31, 2019	$—	$45.7	$1,376.6	$(455.1)	$793.7	$2.8	$1,763.7
Net loss	—	—	—	—	(30.1)	—	(30.1)
Other comprehensive income - Change in fair value of fixed maturities, net of taxes	—	—	—	—	—	5.0	5.0
Other comprehensive loss, net - Other	—	—	—	—	—	(7.6)	(7.6)
Activity under stock incentive plans	—	0.4	4.9	—	—	—	5.3
Retirement of common shares (tax payments on equity compensation)	—	(0.1)	(6.4)	—	—	—	(6.5)
Employee stock purchase plan	—	—	1.4	—	—	—	1.4
Cash dividend declared - common shares ($0.62/share)	—	—	—	—	(21.3)	—	(21.3)
Cumulative effect of adoption of ASU 2016-13, net of taxes	$—	$—	$—	$—	$(7.9)	$5.7	(2.2)
Balance, June 30, 2020	$—	$46.0	$1,376.5	$(455.1)	$734.4	$5.9	$1,707.7

Balance, December 31, 2020	$144.0	$46.0	$1,380.2	$(455.1)	$684.1	$58.6	$1,857.8
Net income	—	—	—	—	99.6	—	99.6
Preferred shares issued	—	—	—	—	—	—	—
Other comprehensive loss - change in fair value of fixed maturities, net of taxes	—	—	—	—	—	(39.4)	(39.4)
Other comprehensive income, net - other	—	—	—	—	—	4.0	4.0
Activity under stock incentive plans	—	0.2	4.3	—	—	—	4.5
Retirement of common shares (tax payments on equity compensation)	—	—	(2.4)	—	—	—	(2.4)
Employee stock purchase plan	—	—	1.0	—	—	—	1.0
Dividends on preferred shares	—	—	—	—	(5.3)	—	(5.3)
Cash dividend declared - common shares ($0.62/share)	—	—	—	—	(21.9)	—	(21.9)
Balance, June 30, 2021	$144.0	$46.2	$1,383.1	$(455.1)	$756.5	$23.2	$1,897.9

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$99.6	$(30.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	14.8	14.1
Share-based payments expense	4.5	5.4
Deferred income tax benefit, net	(6.8)	(10.9)
Net realized investment (gains) losses	(37.8)	18.3
Undistributed earnings from alternative investment portfolio	(50.6)	20.9
Loss on disposals of long-lived assets, net	1.7	0.2
Change in:
Accrued investment income	1.1	2.3
Receivables	151.3	37.3
Deferred acquisition costs	(4.4)	5.1
Ceded unearned premiums	(15.0)	(115.6)
Reserves for losses and loss adjustment expenses	(170.9)	98.5
Unearned premiums	6.6	82.2
Ceded reinsurance payable and funds held	(22.5)	(148.1)
Income taxes	8.5	18.8
Accrued underwriting expenses and other liabilities	23.8	(63.8)
Other, net	(16.4)	(37.7)
Cash provided by (used in) operating activities	(12.5)	(103.1)
Cash flows from investing activities:
Sales of fixed maturity investments	616.4	746.0
Maturities and mandatory calls of fixed maturity investments	394.8	255.0
Sales of equity securities	33.5	8.1
Sales of other investments	62.3	94.2
Purchases of fixed maturity investments	(983.3)	(1,103.6)
Purchases of equity securities	(1.8)	(59.5)
Purchases of other investments	(31.5)	(14.3)
Change in foreign regulatory deposits and voluntary pools	35.9	5.0
Change in short-term investments	12.5	212.5
Settlements of foreign currency exchange forward contracts	(8.8)	7.0
Proceeds from sale of Trident assets	—	38.0
Purchases of fixed assets	(13.3)	(7.6)
Other, net	(37.6)	(5.0)
Cash (used in) provided by investing activities	79.1	175.8
Cash flows from financing activities:
Activity under stock incentive plans	0.8	1.0
Payment of cash dividends to preferred shareholders	(5.3)	—
Payment of cash dividends to common shareholders	(21.9)	(21.3)
Cash used in financing activities	(26.4)	(20.3)
Effect of exchange rate changes on cash	1.7	(2.5)
Change in cash	41.9	49.9
Cash, beginning of year	148.8	137.8
Cash, end of period	$190.7	$187.7

 See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Basis of Presentation
The accompanying consolidated financial statements of Argo Group International Holdings, Ltd. and its subsidiaries (“Argo Group,” “Argo,” “we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Argo Group is an underwriter of specialty insurance products in the property and casualty market.
The preparation of interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The major estimates reflected in our consolidated financial statements include, but are not limited to, reserves for losses and loss adjustment expenses; reinsurance recoverables, including the reinsurance recoverables allowance for expected credit losses; estimates of written and earned premiums; reinsurance premium receivable; fair value of investments and assessment of potential impairment, including the allowance for credit losses on fixed maturity securities; valuation of goodwill and intangibles and our deferred tax asset valuation allowance. Actual results could materially differ from those estimates. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission ("SEC") on March 15, 2021.
The interim financial information as of, and for, the three and six months ended, June 30, 2021 and 2020 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain reclassifications have been made to financial information presented for prior years to conform to the current year’s presentation.
Update on Trident Transaction
On April 30, 2020, we sold our Trident Public Risk Solutions (“Trident”) brand and underwriting platform. During the second quarter of 2021, the parties to the transaction agreed to amend the transaction and other related agreements associated with the sale of Trident to eliminate certain lines of business from the transaction. As a result, we recognized a $16.5 million reduction in the original gain on sale during the second quarter of 2021. Additionally, we recognized a $5.0 million gain during the second quarter of 2021 related to meeting certain post-closing performance conditions. This transaction is included in "Net realized investment gains (losses)" in our Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2021.
2.    Recently Issued Accounting Pronouncements
The Company has evaluated recently issued accounting pronouncements and determined none are material to our results of operations or financial position reported herein.
3.    Investments
Included in “Total investments” in our Consolidated Balance Sheets at June 30, 2021 and December 31, 2020 is $93.0 million and $140.3 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party participants that provide underwriting capital to the operations of Syndicates 1200 and 1910.

Fixed Maturities
The amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses, and fair value of fixed maturity investments were as follows:

June 30, 2021
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturities
U.S. Governments	$350.7	$8.6	$1.5	$—	$357.8
Foreign Governments	209.9	4.1	1.1	0.2	212.7
Obligations of states and political subdivisions	185.5	7.5	0.5	—	192.5
Corporate bonds	1,956.0	55.4	11.0	6.2	1,994.2
Commercial mortgage-backed securities	342.2	10.6	1.7	—	351.1
Residential mortgage-backed securities	510.8	12.0	3.6	—	519.2
Asset-backed securities	121.1	2.6	0.4	—	123.3
Collateralized loan obligations	305.0	2.6	0.7	—	306.9
Total fixed maturities	$3,981.2	$103.4	$20.5	$6.4	$4,057.7

December 31, 2020
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturities
U.S. Governments	$385.4	$14.7	$0.3	$—	$399.8
Foreign Governments	284.1	11.6	0.7	0.2	294.8
Obligations of states and political subdivisions	163.1	7.7	0.3	0.1	170.4
Corporate bonds	1,925.9	75.3	13.3	6.1	1,981.8
Commercial mortgage-backed securities	324.8	15.2	0.3	—	339.7
Residential mortgage-backed securities	491.4	17.4	0.6	—	508.2
Asset-backed securities	120.5	2.9	0.4	0.2	122.8
Collateralized loan obligations	285.9	4.9	1.2	—	289.6
Total fixed maturities	$3,981.1	$149.7	$17.1	$6.6	$4,107.1
Contractual Maturity
The amortized cost and fair values of fixed maturity investments as of June 30, 2021, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$284.5	$288.7
Due after one year through five years	1,596.3	1,630.2
Due after five years through ten years	714.6	729.9
Due after ten years	106.7	108.4
Structured securities	1,279.1	1,300.5
Total	$3,981.2	$4,057.7
The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Other Investments
Details regarding the carrying value and unfunded investment commitments of other investments as of June 30, 2021 and December 31, 2020 were as follows:

June 30, 2021
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$99.4	$—
Private equity	243.1	67.9
Overseas deposits	65.1	—
Other	4.7	—
Total other investments	$412.3	$67.9

December 31, 2020
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$111.2	$—
Private equity	211.4	80.0
Overseas deposits	102.1	—
Other	4.7	—
Total other investments	$429.4	$80.0
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
•Other: Other includes participation in investment pools.
Unrealized Losses
An aging of unrealized losses on our investments in fixed maturities is presented below:

June 30, 2021	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$106.6	$1.5	$—	$—	$106.6	$1.5
Foreign Governments	97.6	0.9	—	0.2	97.6	1.1
Obligations of states and political subdivisions	22.4	0.3	0.4	0.2	22.8	0.5
Corporate bonds	476.9	8.6	26.9	2.4	503.8	11.0
Commercial mortgage-backed securities	76.6	1.5	7.0	0.2	83.6	1.7
Residential mortgage-backed securities	157.6	3.5	5.1	0.1	162.7	3.6
Asset-backed securities	16.4	0.4	3.1	—	19.5	0.4
Collateralized loan obligations	100.3	0.7	2.8	—	103.1	0.7
Total fixed maturities	$1,054.4	$17.4	$45.3	$3.1	$1,099.7	$20.5

December 31, 2020	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$40.6	$0.3	$—	$—	$40.6	$0.3
Foreign Governments	18.0	0.5	0.1	0.2	18.1	0.7
Obligations of states and political subdivisions	5.2	0.3	—	—	5.2	0.3
Corporate bonds	202.5	6.7	17.5	6.6	220.0	13.3
Commercial mortgage-backed securities	21.8	0.3	—	—	21.8	0.3
Residential mortgage-backed securities	74.4	0.4	3.0	0.2	77.4	0.6
Asset-backed securities	4.6	0.4	—	—	4.6	0.4
Collateralized loan obligations	121.1	0.9	49.1	0.3	170.2	1.2
Total fixed maturities	$488.2	$9.8	$69.7	$7.3	$557.9	$17.1
We hold a total of 5,244 fixed maturity securities, of which 477 were in an unrealized loss position for less than one year and 78 were in an unrealized loss position for a period one year or greater as of June 30, 2021.
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
We evaluate for credit losses each quarter. If we determine that all or a portion of a fixed maturity is uncollectible, the uncollectible amortized cost is written off with a corresponding reduction to the allowance for credit losses. If we collect cash flows that were previously written off, the recovery is recognized in realized investment gains. We also consider whether we intend to sell an available-for-sale security or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost. In these instances, a decline in fair value is recognized in net realized gains (losses) in the Statement of Income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security.
The following table presents a roll-forward of the changes in allowance for credit losses on available-for-sale fixed maturities by industry category:

(in millions)	Foreign Governments	Obligations of states and political subdivisions	Corporate bonds	Asset backed securities	Total
Beginning balance, January 1, 2021	$0.2	$0.1	$6.1	$0.2	$6.6
Securities for which allowance was not previously recorded	—	—	2.0	—	2.0
Securities sold during the period	—	—	(0.9)	—	(0.9)
Additional net increases (decreases) in existing allowance	—	(0.1)	(1.0)	(0.2)	(1.3)
Ending balance, June 30, 2020	$0.2	$—	$6.2	$—	$6.4
Total credit impairment (gains) losses included in net realized investment gains (losses) in the Consolidated Statement of Income was $(0.4) million and $0.7 million for the three and six months ended June 30, 2021, respectively. Total credit impairment losses included in net realized investment gains (losses) in the Consolidated Statement of Income was $7.8 million and $32.5 million for the three and six months ended June 30, 2020, respectively.

Investment Gains and Losses
The following table presents our gross realized investment gains (losses):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Realized gains on fixed maturities and other
Fixed maturities	$17.5	$2.5	$23.0	$23.3
Other investments, including short-terms	5.8	11.5	8.0	59.7
Other assets	3.3	32.5	3.3	32.5
	26.6	46.5	34.3	115.5
Realized losses on fixed maturities and other
Fixed maturities	(3.0)	(10.5)	(4.5)	(18.2)
Other investments, including short-terms	(8.8)	(14.4)	(14.5)	(46.3)
Other assets	(11.5)	—	(11.5)	—
Credit losses on fixed maturities	0.4	(7.8)	(0.7)	(32.5)
	(22.9)	(32.7)	(31.2)	(97.0)
Equity securities
Net realized (losses) on equity securities	0.7	(11.0)	(1.1)	(12.6)
Change in unrealized gains (losses) on equity securities held at the end of the period	20.3	15.1	35.8	(24.2)
Net realized gains (losses) on equity securities	21.0	4.1	34.7	(36.8)
Net realized investment and other gains (losses) before income taxes	24.7	17.9	37.8	(18.3)
Income tax (benefit) provision	5.2	6.7	7.9	(1.3)
Net realized investment gains (losses), net of income taxes	$19.5	$11.2	$29.9	$(17.0)
The cost of securities sold is based on the specific identification method.
Changes in unrealized gains (losses) related to investments are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Change in unrealized losses
Fixed maturities	$18.0	$136.2	$(47.7)	$24.4
Other investments	—	—	—	(14.2)
Other and short-term investments	0.1	0.2	(0.3)	—
Net unrealized investment gains (losses) before income taxes	18.1	136.4	(48.0)	10.2
Income tax provision (benefit)	4.0	24.4	(8.6)	5.2
Net unrealized investment gains (losses), net of income taxes	$14.1	$112.0	$(39.4)	$5.0
Foreign Currency Exchange Forward Contracts
We enter into foreign currency exchange forward contracts to manage operational currency exposure on our Canadian dollar investment portfolio and certain catastrophic events, minimize negative impacts to investment portfolio returns and gain exposure to a total return strategy which invests in multiple currencies.  The currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other liabilities” and “Other assets” at June 30, 2021 and December 31, 2020, respectively. The net realized gains and (losses) are included in “Net realized investment gains (losses)” in our Consolidated Statements of Income (Loss).

The fair value of our foreign currency exchange forward contracts as of June 30, 2021 and December 31, 2020 was as follows:

(in millions)	June 30, 2021	December 31, 2020
Operational currency exposure	$(1.1)	$0.4
Asset manager investment exposure	1.0	(0.2)
Total return strategy	—	0.7
Total	$(0.1)	$0.9
The following table represents our gross investment realized gains and losses on our foreign currency exchange forward contracts:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Realized gains
Operational currency exposure	$3.2	$0.5	$7.1	$5.9
Asset manager investment exposure	0.9	0.2	1.8	1.0
Total return strategy	—	8.2	6.1	33.2
Gross realized investment gains	4.1	8.9	15.0	40.1
Realized losses
Operational currency exposure	(3.5)	(3.0)	(12.7)	(4.7)
Asset manager investment exposure	(0.8)	(0.6)	(0.8)	(1.0)
Total return strategy	—	(8.6)	(5.1)	(36.6)
Gross realized investment losses	(4.3)	(12.2)	(18.6)	(42.3)
Net realized investment (losses) gains on foreign currency exchange forward contracts	$(0.2)	$(3.3)	$(3.6)	$(2.2)
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

(in millions)	June 30, 2021	December 31, 2020
Securities on deposit for regulatory and other purposes	$214.5	$227.5
Securities pledged as collateral for letters of credit and other	190.6	189.4
Securities and cash on deposit supporting Lloyd’s business	353.0	409.2
Total restricted investments	$758.1	$826.1
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
We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of June 30, 2021 and December 31, 2020. A description of the valuation techniques we use to measure assets at fair value is as follows:
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

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	June 30, 2021	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
U.S. Governments	$357.8	$343.6	$14.2	$—
Foreign Governments	212.7	—	212.7	—
Obligations of states and political subdivisions	192.5	—	192.5	—
Corporate bonds	1,994.2	—	1,990.6	3.6
Commercial mortgage-backed securities	351.1	—	351.1	—
Residential mortgage-backed securities	519.2	—	519.2	—
Asset-backed securities	123.3	—	123.3	—
Collateralized loan obligations	306.9	—	306.9	—
Total fixed maturities	4,057.7	343.6	3,710.5	3.6
Equity securities	185.7	162.0	—	23.7
Other investments	65.6	—	65.6	—
Short-term investments	530.2	518.8	11.3	0.1
	$4,839.2	$1,024.4	$3,787.4	$27.4
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

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:
Fair Value Measurements Using Observable Inputs (Level 3)

(in millions)	Corporate Bonds	Equity Securities	Short Term Investments	Total
Beginning balance, January 1, 2021	$7.0	$17.5	$—	$24.5
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in net income	—	6.2	—	6.2
Included in other comprehensive income	0.1	—	—	0.1
Purchases, issuances, sales, and settlements:
Purchases	—	—	0.1	0.1
Issuances	—	—	—	—
Sales	(3.5)	—	—	(3.5)
Settlements	—	—	—	—
Ending balance, June 30, 2021	$3.6	$23.7	$0.1	$27.4
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2021	$—	$—	$—	$—

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2020	$7.4	$18.2	$25.6
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income	—	(5.9)	(5.9)
Included in other comprehensive loss	(0.5)	—	(0.5)
Purchases, issuances, sales, and settlements:
Purchases	0.1	5.2	5.3
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Ending balance, December 31, 2020	$7.0	$17.5	$24.5
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2020	$—	$—	$—
At June 30, 2021 and December 31, 2020, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.

4.    Allowance for Credit Losses
Premiums receivable
The following table represents the balances of premiums receivable, net of allowance for expected credit losses, at June 30, 2021 and January 1, 2021, and the changes in the allowance for expected credit losses for the six months ended June 30, 2021.

(in millions)	Premiums Receivable, Net of Allowance for Estimated Uncollectible Premiums	Allowance for Estimated Uncollectible Premiums
Balance, January 1, 2021	$679.8	$9.4
Current period change for estimated uncollectible premiums		(0.1)
Write-offs of uncollectible premiums receivable		(0.6)
Foreign exchange adjustments		—
Balance, June 30, 2021	$681.7	$8.7
Reinsurance Recoverables
The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, at June 30, 2021 and January 1, 2021, and changes in the allowance for estimated uncollectible reinsurance for the six months ended June 30, 2021.

(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance
Balance, January 1, 2021	$3,009.0	$4.1
Current period change for estimated uncollectible reinsurance		(0.3)
Write-offs of uncollectible reinsurance recoverables		—
Balance, June 30, 2021	$2,859.9	$3.8
We primarily utilize A.M. Best credit ratings when determining the allowance, adjusted as needed based on our historical experience with the reinsurers. Certain of our reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.

5.    Reserves for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Six Months Ended June 30,
(in millions)	2021	2020
Net reserves beginning of the year	$2,906.1	$2,722.7
Net AIL reserves acquired	—	27.9
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	579.4	549.6
Prior accident years	(0.2)	4.5
Losses and LAE incurred during calendar year, net of reinsurance	579.2	554.1
Deduct:
Net reserve ceded - reinsurance to close transaction for years of account 2017 and prior (1)	207.8	—
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	59.7	125.3
Prior accident years	376.0	451.5
Losses and LAE payments made during current calendar year, net of reinsurance:	435.7	576.8
Change in participation interest (2)	12.8	33.0
Foreign exchange adjustments	6.1	(8.5)
Net reserves - end of period	2,860.7	2,752.4
Add:
Reinsurance recoverables on unpaid losses and LAE, end of period	2,377.9	2,463.9
Gross reserves - end of period	$5,238.6	$5,216.3
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

The impact from the (favorable) unfavorable development of prior accident years’ loss and LAE reserves on each reporting segment is presented below:

	For the Six Months Ended June 30,
(in millions)	2021	2020
U.S. Operations	$(0.9)	$2.7
International Operations	(1.9)	1.1
Run-off Lines	2.6	0.7
Total (favorable) unfavorable prior-year development	$(0.2)	$4.5
The following describes the primary factors behind each segment’s prior accident year reserve development for the six months ended June 30, 2021 and 2020:
Six months ended June 30, 2021:
•U.S. Operations: Favorable development primarily in specialty lines, largely offset by unfavorable development in liability lines.

•International Operations: Favorable development in property lines, including losses associated with prior year catastrophe losses, partially offset by unfavorable development in Argo Insurance Bermuda due to large claim movements and unfavorable development in our surety business in Europe.
•Run-off Lines: Unfavorable loss reserve development in other run-off lines.
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
Debt. At June 30, 2021 and December 31, 2020, the fair value of our debt instruments is determined using both Level 1 and Level 2 inputs, as previously defined in Note 3, “Investments.”
We receive fair value prices from third-party pricing services for our financial instruments as well as for similar financial instruments. These prices are determined using observable market information such as publicly traded quoted prices, and trading prices for similar financial instruments actively being traded in the current market. We have reviewed the processes used by the third-party providers for pricing the securities and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of June 30, 2021 and December 31, 2020. A description of the valuation techniques we use to measure these liabilities at fair value is as follows:
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

A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	June 30, 2021		December 31, 2020
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures:
Trust preferred debentures	$172.7	$174.3	$172.7	$173.6
Subordinated debentures	85.3	92.7	85.1	92.3
Total junior subordinated debentures	258.0	267.0	257.8	265.9
Senior unsecured fixed rate notes	140.2	148.9	140.2	146.7
Floating rate loan stock	60.4	61.0	60.7	61.0
	458.6	476.9	458.7	473.6
Based on an analysis of the inputs, our financial instruments measured at fair value for disclosure purposes have been categorized as follows:

	Fair Value Measurements at Reporting Date Using
(in millions)	June 30, 2021	Level 1 (a)	Level 2 (b)	Level 3 (c)
Junior subordinated debentures:
Trust preferred debentures	$174.3	$—	$174.3	$—
Subordinated debentures	92.7	—	92.7	—
Total junior subordinated debentures	267.0	—	267.0	—
Senior unsecured fixed rate notes	148.9	148.9	—	—
Floating rate loan stock	61.0	—	61.0	—
	476.9	148.9	328.0	—
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
(a)Quoted prices in active markets for identical assets
(b)Significant other observable inputs
(c)Significant unobservable inputs

7.    Shareholders’ Equity
On May 6, 2021, our Board of Directors declared a quarterly cash dividend in the amount of $0.31 on each common share outstanding. On June 4, 2021, we paid $11.1 million to our shareholders of record on May 21, 2021.

On May 6, 2021, our Board of Directors declared a quarterly cash dividend in the amount of $437.500 per share on our 7.00% Resettable Fixed Rate Preference Shares, Series A, par value of $1.00 per share, with a liquidation preference of $25,000 per share (the “Series A Preference Shares”). Holders of depositary shares, each representing a 1/1,000th interest in a Series A Preference Share (the “Depositary Shares”), received $0.437500 per Depositary Share. On June 15, 2021, we paid $2.7 million to our shareholders of record of Series A Preference Shares on May 30, 2021.

On May 7, 2020, our Board of Directors declared a quarterly cash dividend in the amount of $0.31 on each common share outstanding. On June 12, 2020, we paid $10.6 million to our shareholders of record on May 29, 2020.
On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all previous repurchase authorizations. As of June 30, 2021, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
We did not repurchase any common shares for the six months ended June 30, 2021.
8.    Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive (loss) income, net of taxes (where applicable) by component for the six months ended June 30, 2021 and 2020 is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2021	$(37.9)	$105.1	$(8.6)	$58.6
Other comprehensive loss before reclassifications	2.5	(22.5)	1.5	(18.5)
Amounts reclassified from accumulated other comprehensive loss	—	(16.9)	—	(16.9)
Net current-period other comprehensive loss	2.5	(39.4)	1.5	(35.4)
Balance, June 30, 2021	$(35.4)	$65.7	$(7.1)	$23.2

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2020	$(22.6)	$33.5	$(8.1)	$2.8
Other comprehensive income before reclassifications	(7.6)	24.2	—	16.6
Amounts reclassified from accumulated other comprehensive loss	—	(19.2)	—	(19.2)
Net current-period other comprehensive loss	(7.6)	5.0	—	(2.6)
Cumulative effect of adoption of ASU 2016-13	—	5.7	—	5.7
Balance, June 30, 2020	$(30.2)	$44.2	$(8.1)	$5.9
The amounts reclassified from accumulated other comprehensive income (loss) shown in the above table have been included in the following captions in our Consolidated Statements of Income (Loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Unrealized gains and losses on securities:
Net realized investment gains	$(15.2)	$(16.5)	$(19.2)	$(19.9)
Provision (benefit) for income taxes	1.5	2.6	2.3	0.7
Net of taxes	$(13.7)	$(13.9)	$(16.9)	$(19.2)
Income tax effects are released from accumulated other comprehensive income (loss) for unrealized gains or losses when the gains or losses are realized, and are taxed at the statutory rate based on jurisdiction of the underlying transaction.

9.    Net Income (Loss) Per Common Share
The following table presents the calculation of net income (loss) per common share on a basic and diluted basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except number of shares and per share amounts)	2021	2020	2021	2020
Net income (loss)	$69.8	$(5.4)	$99.6	$(30.1)
Less: Preferred share dividends	2.7	—	5.3	—
Net income (loss) attributable to common shareholders	67.1	(5.4)	94.3	(30.1)
Weighted average common shares outstanding - basic	34,820,649	34,634,353	34,766,948	34,551,935
Effect of dilutive securities:
Equity compensation awards	192,131	—	216,856	—
Weighted average common shares outstanding - diluted	35,012,780	34,634,353	34,983,804	34,551,935
Net income (loss) per common share:
Basic	$1.93	$(0.16)	$2.72	$(0.87)
Diluted	$1.92	$(0.16)	$2.70	$(0.87)
Excluded from the weighted average common shares outstanding calculation at June 30, 2021 and 2020 are 11,315,889 shares, which are held as treasury shares. The shares are excluded as of their repurchase date. There were 36,219 and 48,272 weighted average shares excluded from the computation of diluted net income per common share because they were anti-dilutive for the three and six months ended June 30, 2021, respectively. Due to the net loss incurred for the three and six months ended June 30, 2020, all of the potentially dilutive securities were anti-dilutive, and therefore, omitted from the calculation.
10.    Supplemental Cash Flow Information
Interest paid and income taxes paid (recovered) were as follows:

	For the Six Months Ended June 30,
(in millions)	2021	2020
Senior unsecured fixed rate notes	$4.7	$4.7
Junior subordinated debentures	5.0	6.7
Other indebtedness	1.1	3.4
Total interest paid	$10.8	$14.8

Income taxes paid	8.9	1.6
Income taxes recovered	(0.1)	(0.7)
Income taxes paid, net	$8.8	$0.9
11.    Share-based Compensation
Argo Group’s 2019 Omnibus Incentive Plan
In May 2019, our shareholders approved the 2019 Omnibus Incentive Plan (the “2019 Plan”), which provides equity-based and cash-based performance-related incentives to key employees, non-employee directors and other service providers. The intent of the 2019 Plan is to encourage and provide for the acquisition of an ownership interest in Argo Group, enabling us to attract and retain qualified and competent persons to serve as members of our management team and Board of Directors. The 2019 Plan authorizes 1,885,000 common shares to be granted as equity-based awards. No further grants will be made under any prior plan; however, any awards under a prior plan that are outstanding as of the effective date shall remain subject to the terms and conditions of, and be governed by, such prior plan.

Awards granted under the 2019 Plan may be in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, other stock-based awards or other cash-based awards. Awards may be granted either alone, in addition to or in tandem with other awards authorized under the 2019 Plan. Awards that are settled in stock will count as one share for the purposes of reducing the share reserve under the 2019 Plan. Shares issued under this plan may be shares that are authorized and unissued or shares that we have reacquired, including shares purchased on the open market.
Stock options and stock appreciation rights are required to have an exercise price that is not less than the fair market value on the date of grant. The term of these awards is not to exceed ten years.
Restricted Shares
A summary of non-vested restricted share activity as of June 30, 2021 and changes during the six months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2021	370,027	$44.22
Granted	159,382	$54.97
Vested and issued	(125,258)	$43.40
Expired or forfeited	(65,236)	$45.20
Outstanding at June 30, 2021	338,915	$49.39
The restricted shares vest over one to four years. Expense recognized under this plan for the restricted shares was $1.4 million and $2.9 million for the three and six months ended June 30, 2021, respectively, as compared to $2.1 million and $5.2 million for the three and six months ended June 30, 2020, respectively. Compensation expense for all share-based compensation awards is included in “Underwriting, acquisition and insurance expenses” in the accompanying Consolidated Statements of Income (Loss). As of June 30, 2021, there was $13.8 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group.
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
A summary of non-vested performance share activity as of June 30, 2021 and changes during the six months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2021	157,847	$43.10
Granted	100,291	$54.79
Vested and issued	(8,987)	$44.49
Expired or forfeited	(17,334)	$45.61
Outstanding at June 30, 2021	231,817	$47.91
Expense recognized under this plan for the performance shares was $0.9 million and $1.6 million for the three and six months ended June 30, 2021, respectively, as compared to $0.6 million and $0.7 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, there was $7.3 million of total unrecognized compensation cost related to performance share compensation arrangements granted by Argo Group.

12.    Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Commissions	$71.7	$57.2	$148.2	$122.5
Other underwriting, acquisition and insurance expenses	104.0	98.2	210.6	205.2
	175.7	155.4	358.8	327.7
Net deferral of policy acquisition costs	1.6	4.4	(5.1)	0.2
Total underwriting, acquisition and insurance expenses	$177.3	$159.8	$353.7	$327.9

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
On June 10, 2021, U.K. tax legislation referred to as Finance Act 2021 received Royal Assent and was enacted. The effects of changes in tax laws and tax rates are recognized in the period of enactment. Accordingly, we recorded the impacts of Finance Act 2021 in our June 30, 2021 consolidated financial statements which primarily includes the remeasurement of our deferred tax assets and liabilities for the increased U.K. federal tax rate from 19% to 25% beginning on April 1, 2023. The remeasurement resulted in an increase of net deferred tax assets of $7.4 million.

Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the three and six months ended June 30, 2021 and 2020, pre-tax income (loss) attributable to our operations and the corresponding operations’ effective tax rates were as follows:

	For the Three Months Ended June 30,
	2021			2020
(in millions)	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$2.3		—%	$(29.2)		—%
United States	64.0		21.9%	66.2		23.8%
United Kingdom	9.3		(54.6)%	(29.2)		15.5%
Barbados	—		—%	—		—%
Belgium	—		—%	0.1		20.0%
Brazil	2.3		—%	0.6		—%
United Arab Emirates	0.1		—%	0.5		—%
Ireland	—	(1)	—%	—	(1)	—%
Italy	0.4		—%	(1.8)		—%
Malta	0.3		—%	(1.3)		—%
Switzerland	—	(1)	—%	—	(1)	1.0%
Pre-tax income	$78.7		11.3%	$5.9		191.5%
(1)    Pre-tax income (loss) for the respective year was less than $0.1 million.

	For the Six Months Ended June 30,
	2021			2020
(in millions)	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$7.3		—%	$(55.0)		—%
United States	105.2		19.4%	55.6		23.5%
United Kingdom	(8.9)		115.3%	(27.6)		10.3%
Barbados	—	(1)	—%	—		—%
Belgium	—		—%	0.1		31.0%
Brazil	4.0		—%	2.8		—%
United Arab Emirates	0.3		—%	1.3		—%
Ireland	(0.1)		—%	—	(1)	—%
Italy	1.2		—%	1.7		—%
Malta	0.9		—%	1.3		—%
Switzerland	—	(1)	—%	—	(1)	0.9%
Pre-tax income (loss)	$109.9		9.3%	$(19.8)		(52.0)%
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

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2021	2020		2021	2020
Income tax provision at expected rate	$16.5	$8.6		22.8	9.4
Tax effect of:
Nontaxable investment income	(0.1)	(0.2)		(0.3)	(0.3)
Foreign exchange adjustments	(0.3)	1.5		(0.5)	(0.6)
Goodwill	—	1.0		—	1.0
Withholding taxes	0.1	—	(1)	0.1	0.1
Change in uncertain tax position liability	0.6	—		(1.8)	—
Change in valuation allowance	(1.2)	—	(1)	(2.0)	—	(1)
Impact of change in tax rate related to Finance Act 2021	(7.4)	—		(7.4)	—
Other	0.7	0.4		(0.6)	0.7
Income tax provision	$8.9	$11.3		$10.3	$10.3
(1) Tax effect of the adjustment for the respective year was less than $0.1 million.
Our gross deferred tax assets are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future taxable income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of future taxable income sufficient to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally for our U.S. property and casualty insurers two years for net operating losses and for all our U.S. subsidiaries three years for capital losses. If a company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. For the three and six months ended June 30, 2021, the net change in valuation allowance for deferred tax assets was a decrease of $1.2 million and $2.0 million, respectively, relating to the following: Internal Revenue Code Section 382 limited net operating loss carryforwards within the United States, cumulative losses incurred since inception, and valuation allowances acquired through or related to acquisitions. Based upon a review of our available evidence, both positive and negative discussed above, our management concluded that it is more-likely-than-not that the other deferred tax assets will be realized.
For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. For the three and six months ended June 30, 2021, the Company had a net increase (decrease) of uncertain tax positions in the amount of $0.6 million and $(1.8) million, respectively. A net increase (decrease) of interest in the amount of $0.1 million and $(0.4) million has been recorded in the line item “Interest expense” in our Consolidated Statements of (Loss) Income for the three and six months ended June 30, 2021, respectively. A net increase (decrease) of penalty in the amount of $0.0 million and $(0.4) million has been recorded in the line “Underwriting, acquisition and insurance expenses” in our Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2021, respectively.
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

We have contractual commitments to invest up to $67.9 million related to our limited partnership investments at June 30, 2021, as further disclosed in Note 3, “Investments.” These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time, not to exceed twelve years.
15.    Segment Information
We are primarily engaged in underwriting property and casualty insurance. We have two ongoing reporting segments: U.S. Operations and International Operations. Additionally, we have a Run-off Lines segment for certain products that we no longer underwrite.
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
Revenue and income (loss) before income taxes for each segment were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Revenue:
Earned premiums
U.S. Operations	$314.5	$301.6	$628.9	$604.1
International Operations	155.7	131.8	307.2	264.1
Run-off Lines	0.1	—	0.3	0.2
Total earned premiums	470.3	433.4	936.4	868.4
Net investment income
U.S. Operations	33.7	0.8	62.5	26.0
International Operations	13.9	0.5	25.9	9.1
Run-off Lines	1.1	0.1	1.9	1.3
Corporate and Other	4.0	—	6.8	0.6
Total net investment income	52.7	1.4	97.1	37.0
Net realized investment gains (losses)	24.7	17.9	37.8	(18.3)
Total revenue	$547.7	$452.7	$1,071.3	$887.1

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Income (loss) before income taxes
U.S. Operations	$53.6	$31.2	$90.2	$68.1
International Operations	19.5	(27.5)	7.7	(39.8)
Run-off Lines	(0.1)	(1.3)	0.5	(0.8)
Total segment income before taxes	73.0	2.4	98.4	27.5
Corporate and Other	(14.6)	(10.1)	(20.6)	(23.8)
Net realized investment and other gains (losses)	24.7	17.9	37.8	(18.3)
Foreign currency exchange losses	(4.4)	(4.3)	(5.7)	(5.2)
Total income (loss) before income taxes	$78.7	$5.9	$109.9	$(19.8)

The table below presents earned premiums by geographic location for the three and six months ended June 30, 2021 and 2020. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
United States	$314.2	$301.4	$627.0	$601.1
United Kingdom	116.8	75.5	215.8	162.2
Bermuda	10.7	25.3	35.8	46.5
Malta	11.0	18.5	25.0	30.3
All other jurisdictions	17.6	12.7	32.8	28.3
Total earned premiums	$470.3	$433.4	$936.4	$868.4
The following table represents identifiable assets:

(in millions)	June 30, 2021	December 31, 2020
U.S. Operations	$5,704.0	$6,032.2
International Operations	3,898.4	3,899.4
Run-off Lines	253.0	335.9
Corporate and Other	512.9	198.3
Total	$10,368.3	$10,465.8
Included in total assets at June 30, 2021 and December 31, 2020 are $602.3 million and $825.9 million, respectively, in assets associated with trade capital providers.
16.    Subsequent Event
As previously disclosed in Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2020, during the fourth quarter of 2020, we announced an agreement to sell our Italian operations, ArgoGlobal Assicurazioni S.p.A. to Perfuturo Capital AG, a Swiss Holding Company. Completion of the transaction was subject to regulatory approval. Because such regulatory approval was not received prior to July 31, 2021, the agreement terminated under its own terms.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2021 compared with the three and six months ended June 30, 2020, and a discussion of our financial condition as of June 30, 2021. This discussion and analysis should be read in conjunction with the attached unaudited interim Condensed Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2021, including the audited Consolidated Financial Statements and notes thereto.
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
Such statements are subject to certain risks and uncertainties that could cause actual events or results to differ materially. For a more detailed discussion of such risks and uncertainties, see Item 1A, “Risk Factors” in Argo Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in our other filings with the SEC. The inclusion of a forward-looking statement herein should not be regarded as a representation by Argo Group that Argo Group's objectives will be achieved. Argo Group undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on any such statements.

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
Consolidated Results of Operations
For the three and six months ended June 30, 2021, we reported net income attributable to common shareholders of $67.1 million ($1.92 per diluted common share) and $94.3 million ($2.70 per diluted common share), respectively. For the three and six months ended June 30, 2020, we reported a net loss of $5.4 million ($0.16 per diluted common share) and $30.1 million ($0.87 per diluted common share), respectively.
The following is a comparison of selected data from our operations, as well as book value per common share, for the relevant comparative periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Gross written premiums	$815.3	$799.6	$1,571.8	$1,625.5
Earned premiums	$470.3	$433.4	$936.4	$868.4
Net investment income	52.7	1.4	97.1	37.0
Net realized investment gains (losses):
Net realized investment gains	4.0	10.6	2.7	38.4
Change in fair value of equity securities	20.3	15.1	35.8	(24.2)
Credit gains (losses) on fixed maturity securities	0.4	(7.8)	(0.7)	(32.5)
Net realized investment gains (losses)	24.7	17.9	37.8	(18.3)
Total revenue	$547.7	$452.7	$1,071.3	$887.1
Income (loss) before income taxes	$78.7	$5.9	$109.9	$(19.8)
Income tax provision	8.9	11.3	10.3	10.3
Net income (loss)	$69.8	$(5.4)	$99.6	$(30.1)
Less: Dividends on preferred shares	2.7	—	5.3	—
Net income (loss) attributable to common shareholders	$67.1	$(5.4)	$94.3	$(30.1)
Loss ratio	57.7%	63.0%	61.9%	63.8%
Expense ratio	37.7%	36.9%	37.8%	37.8%
Combined ratio	95.4%	99.9%	99.7%	101.6%

	June 30, 2021	December 31, 2020	June 30, 2020
Book value per common share	$50.34	$49.40	$49.29

Impact of COVID-19
Beginning in March 2020 and continuing into 2021, the global COVID-19 pandemic, including the arrival of new strains of the virus, has resulted in significant disruptions in economic activity and financial markets. While the Company’s consolidated net investment income benefited from the gradual improvement of economic conditions as the impact of the pandemic lessened during the first six months of 2021, COVID-19 has directly and indirectly adversely affected the Company and may continue to do so for an uncertain period of time. For the three and six months ended June 30, 2021, our underwriting results included net pre-tax catastrophe losses of $4.6 million and $9.0 million, respectively, associated with COVID-19 and related economic conditions, as compared to $17.4 million and $43.6 million, respectively, for the three and six months ended June 30, 2020. Premium levels in certain lines in both our U.S. and International Operations have been negatively impacted by the challenges of the economic slowdown. Conversely, our current accident year non-catastrophe loss results saw reduced claim activity during the three and six months ended June 30, 2021 due, in part, to the impact of the COVID-19 pandemic. While this reduction in claim activity during the second quarter of 2021 was not as significant as that experienced for the same period in 2020, the 2021 current accident year non-catastrophe claim frequency is still below our historical averages. Our liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the six months ended June 30, 2021 or 2020. Although vaccines are now available and are in the process of being widely distributed, the extent to which COVID-19 (including emerging new strains of the COVID-19 virus) will continue to impact our business will depend on future developments that cannot be predicted, and while we have recorded our best estimates of this impact as of and for the three and six months ended June 30, 2021, actual results in future periods could materially differ from those disclosed herein.
Non-GAAP Measures
In presenting our results in the following discussion and analysis of our results of operations, we have included certain non-generally accepted accounting principles ("non-GAAP") financial measures within the meaning of Regulation G as promulgated by the SEC. We believe that these non-GAAP measures, specifically the current accident year non-catastrophe loss, expense and combined ratios, which may be defined differently by other companies, better explain our results of operations in a manner that allows for a more complete understanding of the underlying trends in our business. However, these measures should not be viewed as a substitute for those determined in accordance with U.S. generally accepted accounting principles ("GAAP"). Reconciliations of these financial measures to their most directly comparable GAAP measures are included in the tables below.

	For the Three Months Ended June 30,
	2021		2020
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$470.3		$433.4

Losses and loss adjustment expenses, as reported	271.6	57.7%	273.2	63.0%
Less:
Favorable (unfavorable) prior accident year loss development	1.2	0.3%	(1.8)	(0.4)%
Catastrophe losses, including COVID-19	(11.1)	(2.4)%	(27.9)	(6.4)%
Current accident year non-catastrophe losses (non-GAAP)	$261.7	55.6%	$243.5	56.2%
Expense ratio		37.7%		36.9%
Current accident year non-catastrophe combined ratio (non-GAAP)		93.3%		93.1%

	For the Six Months Ended June 30,
	2021		2020
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$936.4		$868.4

Losses and loss adjustment expenses, as reported	$579.2	61.9%	$554.1	63.8%
Less:
Favorable (unfavorable) prior accident year loss development	0.2	—%	(4.5)	(0.5)%
Catastrophe losses, including COVID-19	(58.6)	(6.3)%	(57.0)	(6.6)%
Current accident year non-catastrophe losses (non-GAAP)	$520.8	55.6%	$492.6	56.7%
Expense ratio		37.8%		37.8%
Current accident year non-catastrophe combined ratio (non-GAAP)		93.4%		94.5%
Gross Written and Earned Premiums
Consolidated gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended June 30,
	2021		2020
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$153.9	$72.1	$213.8	$76.9
Liability	330.7	201.0	299.4	196.2
Professional	173.3	111.0	155.1	88.0
Specialty	157.4	86.2	131.3	72.3
Total	$815.3	$470.3	$799.6	$433.4

	For the Six Months Ended June 30,
	2021		2020
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$290.2	$156.7	$402.2	$152.0
Liability	654.7	397.1	625.5	388.7
Professional	338.4	215.9	308.0	172.2
Specialty	288.5	166.7	289.8	155.5
Total	$1,571.8	$936.4	$1,625.5	$868.4
Consolidated gross written premiums increased $15.7 million, or 2.0%, for the three months ended June 30, 2021, as compared to the same period ended 2020, while decreasing $53.7 million, or 3.3%, for the six months ended June 30, 2021, as compared to the same period ended 2020. The increase in gross written premiums for the three months ended June 30, 2021 was driven by our U.S. Operations which increased 6.8% as compared to the same period in 2020, concentrated in Liability and Professional Lines, partially offset by a 5.4% decrease in our International Operations, primarily due to the sale of our Reinsurance business, Ariel Re, in the fourth quarter of 2020, which was the primary driver behind the decrease in Property Lines gross written premiums. The decrease in gross written premiums for the six months ended June 30, 2021 was primarily due to a 14.9% year-over-year decrease in International Operations, driven by the sale of Ariel Re, partially offset by 4.8% growth in gross written premiums in U.S. Operations for the comparative periods. Both U.S. Operations and International Operations continued to see overall rate increases during the three and six months ended June 30, 2021.

Consolidated net earned premiums for the three and six months ended June 30, 2021 increased $36.9 million, or 8.5%, and $68.0 million, or 7.8%, respectively, as compared to the same periods ended 2020. Net earned premiums increased in both U.S. Operations and International Operations. The increase in U.S. Operations was in line with the premium growth experienced throughout 2020 and into the first half of 2021, while International Operations was driven by growth in Syndicate 1200 primarily due to significantly decreasing our use of third-party capital at Lloyd’s for the 2021 year of account, partially offset by the sale of Ariel Re. We anticipate the negative impact to net earned premiums from the sale of Ariel Re to be greater in future quarters, as we have no new business, but continue to earn premium from the 2020 and prior Lloyd’s years of account where we still participate on Syndicate 1910.
Our gross written and earned premiums are further discussed by reporting segment and major lines of business below under the heading “Segment Results.”
Net Investment Income
Consolidated net investment income for the three and six months ended June 30, 2021 was $52.7 million and $97.1 million, respectively, compared to $1.4 million and $37.0 million for the same periods ended 2020. The increase in net investment income in the second quarter and first half of 2021 compared to the same periods in 2020 was driven by a significant increase from our alternative investment portfolio, partially offset by a decline in net investment income from our core portfolio. Our alternative investment portfolio, which is reported on a one to three-month lag, produced net investment income for the three and six months ended June 30, 2021 of $29.9 million and $50.6 million, respectively, compared to net investment losses of $23.4 million and $20.9 million for the same periods ended 2020, primarily from higher returns on hedge funds and private equity investments as valuations benefited from the improving circumstances surrounding COVID-19 throughout 2021.
Net investment income from fixed income assets held directly and dividends from equity securities was $22.8 million and $46.5 million for the three and six months ended June 30, 2021, respectively, compared to $24.8 million and $57.9 million for the same periods ended 2020. The decline in the comparative periods was due to the 2020 liquidation of a high yield portfolio in connection with a “de-risking” in our investment strategy, lower reinvestment rates and security disposals in the second quarter of 2021 in the Syndicate 1200 portfolios related to the RiverStone reinsurance to close transaction.
Net Realized Investment Gains/Losses and Impact of Trident Transaction
Consolidated net realized investment gains of $24.7 million for the three months ended June 30, 2021 included a $20.3 million increase in the fair value of equity securities, $6.9 million related to net foreign currency exchange gains and a $5.0 million gain related to meeting certain post-closing performance conditions on the previously disclosed sale of our former Trident Public Risk Solutions (“Trident”) brand and underwriting platform during the second quarter of 2020. Partially offsetting these gains was a $16.5 million reduction in the original gain on Trident due to renegotiating the transaction agreements with the buyer to exclude certain lines of business. The remaining $9.0 million net realized investment gain primarily related to the sales of fixed maturity securities and certain corporate real estate assets.
Consolidated net realized investment gains of $17.9 million for the three months ended June 30, 2020 included a $31.8 million gain recognized on the sale of Trident and a $15.1 million increase in the fair value of equity securities. We also recognized a $7.8 million charge for expected credit losses on fixed maturity securities. The remaining $21.2 net realized investment loss was primarily comprised of losses on sales of equity and fixed maturity securities.
Consolidated net realized investment gains of $37.8 million for the six months ended June 30, 2021 included a $35.8 million increase in the fair value of equity securities, $7.3 million related to the sales of fixed maturity securities and a $5.0 million gain related to Trident, as described above for the three months ended June 30, 2021. Partially offsetting these gains was a $16.5 million reduction in the original gain on Trident (also described above) and a $0.7 million charge for expected credit losses on fixed maturity securities. The remaining $6.9 million net realized investment gain included primarily related to net foreign currency exchange gains and sales of certain corporate real estate assets.
Consolidated net realized investment losses of $18.3 million for the six months ended June 30, 2020 included a $32.5 million charge for expected credit losses on fixed maturity securities, a $24.2 million decrease in the fair value of equity securities primarily attributable to the disruption in global financial markets due to COVID-19, as well as $12.5 million in losses on the sale of equity securities. Partially offsetting these losses was the $31.8 million gain recognized on the sale of Trident, a $15.2 million gain in the first quarter of 2020 on the conversion of a previously private equity holding in our other invested assets portfolio to a publicly traded equity security, with the remaining $3.9 million net realized investment gain primarily coming from sales of fixed maturities during the first quarter of 2020.

Loss and Loss Adjustment Expenses
The consolidated loss ratio for the three months ended June 30, 2021 was 57.7%, compared to 63.0% for the same period in 2020, driven by lower catastrophe losses in the second quarter of 2021 (2.4 percentage points) compared to the first quarter of 2020 (6.4 percentage points). Catastrophe losses in the first quarter of 2021 included $4.6 million for COVID-19-related claims, with the remaining $6.5 million being attributable to an increase in the estimated loss from Winter Storm Uri that occurred in February 2021 and losses from various small U.S. storms. The loss ratio was also favorably impacted by a 0.7 percentage point improvement in net prior-year reserve development, as we experienced net favorable prior-year reserve development (0.3 percentage point) for the three months ended June 30, 2021 as compared to net unfavorable prior-year reserve development (0.4 percentage point) for the three months ended June 30, 2020. Additionally, there was a 0.6 percentage point improvement in the current accident year non-catastrophe loss ratio for the comparative periods, due in part to rate improvements achieved over the last several quarters.
The consolidated loss ratio for the six months ended June 30, 2021 was 61.9%, compared to 63.8% for the same period in 2020, driven by a 1.1 percentage point improvement in the current accident year non-catastrophe loss ratio, largely due to rate improvements achieved over the last several quarters. The loss ratio was also favorably impacted by a 0.5 percentage point improvement in net prior-year reserve development, as we experienced net favorable prior-year reserve development of $0.2 million for the six months ended June 30, 2021 as compared to net unfavorable prior-year reserve development of $4.5 million for the six months ended June 30, 2020. The period-over-period impact from catastrophe losses was relatively flat for the first six months of 2021 compared to the same period in 2020 (0.3 percentage point favorable impact). Catastrophe losses in the first six months of 2021 included $9.0 million for COVID-19-related claims, with the remaining $49.6 million being primarily attributable to losses resulting from Winter Storm Uri.
The following table summarizes the above referenced prior-year loss reserve development for the six months ended June 30, 2021 with respect to net loss reserves by line of business as of December 31, 2020. Our loss and loss adjustment expenses, including the prior-year loss reserve development shown in the following table, are further discussed by reporting segment below under the heading “Segment Results.”

(in millions)	Net Reserves 2020	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2020 Net Reserves
General liability	$1,587.4	$25.1	1.6%
Syndicate and US special property	108.0	6.4	5.9%
Syndicate liability	239.1	4.1	1.7%
Commercial multi-peril	233.4	(15.2)	(6.5)%
Commercial auto liability	86.9	3.5	4.0%
Syndicate specialty	76.0	(12.5)	(16.4)%
Fidelity/Surety	38.4	(12.9)	(33.6)%
All other lines	536.9	1.3	0.2%
Total	$2,906.1	$(0.2)	—%
Consolidated gross reserves for losses and loss adjustment expenses were $5,238.6 million (including $143.5 million of reserves attributable to our Syndicate 1200 and 1910 trade capital providers) and $5,216.3 million (including $230.6 million of reserves attributable to our Syndicate 1200 and 1910 trade capital providers) as of June 30, 2021 and 2020, respectively. Our management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.
Underwriting, Acquisition and Insurance Expenses
Consolidated underwriting, acquisition and insurance expenses for the three and six months ended June 30, 2021 were $177.3 million and $353.7 million, respectively, compared to $159.8 million and $327.9 million for the same periods ending 2020. The expense ratios for the comparative three month periods ended June 30, 2021 and 2020 were 37.7% and 36.9%, respectively. The moderate increase in the expense ratio was primarily due to higher acquisition expenses in U.S. Operations due to changes in business mix, higher gross commissions and lower ceding commissions, partially offset by improvements in International Operations and the results of continued expense control initiatives in 2021. The improvement in International Operations was driven by growth in net earned premiums, which exceeded the growth in non-acquisition expenses and was coupled with a reduced acquisition expense ratio primarily due to mix of business. The expense ratio was unchanged at 37.8% for both the six months ended June 30, 2021 and 2020.

Our underwriting, acquisition and insurance expenses are further discussed below by reporting segment under the heading “Segment Results.”
Interest Expense
Consolidated interest expense for the three and six months ended June 30, 2021 was $5.7 million and $10.8 million, respectively, compared to $7.0 million and $14.8 million for the same periods in 2020. The decreases were due to a lower debt balance due to paying off our $125 million term loan in September 2020, as well as significant reductions in short-term LIBOR rates during the first three and six months of 2021 as compared to the same periods in 2020.
Foreign Currency Exchange Gains/Losses
Consolidated foreign currency exchange losses were $4.4 million and $5.7 million for the three and six months ended June 30, 2021, as compared to $4.3 million and $5.2 million for the three and six months ended June 30, 2020. The foreign currency exchange losses were due to fluctuations of the U.S. Dollar, on a weighted average basis, against the currencies in which we transact our business. For the three months ended June 30, 2021, the foreign currency exchange losses were primarily driven by the U.S. Dollar weakening against the Canadian Dollar and the British Pound. For the six months ended June 30, 2021, the foreign currency exchange losses were primarily driven by the U.S. Dollar weakening against the Canadian Dollar and the British Pound, partially offset by the U.S. Dollar strengthening against the Euro. For the three months ended June 30, 2020, the foreign currency exchange losses were primarily driven by the U.S. Dollar weakening against the Euro, Australian Dollar and Canadian Dollar. For the six months ended June 30, 2020, the foreign currency exchange losses were primarily driven by the U.S. Dollar weakening against the Euro, partially offset by the U.S. Dollar strengthening against the British Pound and the Canadian Dollar.
Non-Operating Expenses
Non-operating expenses represent costs not associated with our ongoing insurance or other operations, including severance expenses, certain legal costs, merger and acquisition and other transaction-related expenses, and certain non-recurring expenses. As such, non-operating expenses have been excluded from the calculation of our expense ratio. Non-operating expenses for the three and six months ended June 30, 2021 of $10.8 million and $12.7 million, respectively, primarily related to non-recurring costs associated with closing certain U.S. offices, severance expenses and retention bonuses, as compared to $3.5 million and $6.8 million for the same periods in 2020, which were primarily associated with the previously disclosed corporate governance and compensation matters.
Income Tax Provision
The consolidated income tax provision represents the income tax expense or benefit associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the consolidated provision for income taxes represents taxes on net income for our Brazil, Ireland, Italy, Malta, Switzerland, United Kingdom, and U.S. operations. The consolidated provision for income taxes was $8.9 million and $10.3 million, for the three and six months ended June 30, 2021, respectively, compared to $11.3 million and $10.3 million for the same periods ended 2020. The consolidated effective tax rates were 11.3% and 9.3% for the three and six months ended June 30, 2021, respectively, compared to consolidated effective tax rates of 191.5% and (52.0)% for the same periods ended 2020. The change in the effective tax rates for the three and six months ended June 30, 2021 was due to the jurisdictional mix of taxable income compared to the respective periods in 2020. The effective tax rates for the three and six months ended June 30, 2020 were also impacted by recognizing pre-tax losses concentrated in preferential taxing jurisdictions during those periods.
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
U.S. Operations
The following table summarizes the results of operations for U.S. Operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Gross written premiums	$513.0	$480.2	$1,002.4	$956.7
Earned premiums	$314.5	$301.6	$628.9	$604.1
Losses and loss adjustment expenses	183.6	171.2	379.2	360.8
Underwriting, acquisition and insurance expenses	106.0	95.6	213.5	191.7
Underwriting income	24.9	34.8	36.2	51.6
Net investment income	33.7	0.8	62.5	26.0
Interest expense	(3.5)	(4.2)	(7.1)	(9.1)
Fee and other income (expense), net	(0.6)	(0.2)	(0.5)	(0.4)
Non-operating expenses	(0.9)	—	(0.9)	—
Income before income taxes	$53.6	$31.2	$90.2	$68.1
Loss ratio	58.3%	56.8%	60.3%	59.8%
Expense ratio	33.7%	31.7%	33.9%	31.7%
Combined ratio	92.0%	88.5%	94.2%	91.5%

The following table contains reconciliations of certain non-GAAP financial measures, specifically the current accident year non-catastrophe loss, expense and combined ratios, to their most directly comparable GAAP measures for our U.S. Operations.

	For the Three Months Ended June 30,
	2021		2020
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$314.5		$301.6

Losses and loss adjustment expenses, as reported	$183.6	58.3%	$171.2	56.8%
Less:
Favorable prior accident year loss development	0.5	0.2%	0.6	0.2%
Catastrophe losses, including COVID-19	(2.0)	(0.6)%	(6.5)	(2.1)%
Current accident year non-catastrophe losses (non-GAAP)	$182.1	57.9%	$165.3	54.9%
Expense ratio		33.7%		31.7%
Current accident year non-catastrophe combined ratio (non-GAAP)		91.6%		86.6%

	For the Six Months Ended June 30,
	2021		2020
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$628.9		$604.1

Losses and loss adjustment expenses, as reported	379.2	60.3%	360.8	59.8%
Less:
Favorable (unfavorable) prior accident year loss development	0.9	0.1%	(2.7)	(0.5)%
Catastrophe losses, including COVID-19	(22.9)	(3.6)%	(16.0)	(2.6)%
Current accident year non-catastrophe losses (non-GAAP)	$357.2	56.8%	$342.1	56.7%
Expense ratio		33.9%		31.7%
Current accident year non-catastrophe combined ratio (non-GAAP)		90.7%		88.4%
Gross Written and Earned Premiums
Gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended June 30,
	2021		2020
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$72.8	$38.3	$81.5	$41.3
Liability	265.0	165.4	242.9	169.9
Professional	120.2	74.7	103.8	58.6
Specialty	55.0	36.1	52.0	31.8
Total	$513.0	$314.5	$480.2	$301.6

	For the Six Months Ended June 30,
	2021		2020
	Gross Written	Net Earned	Gross Written	Net Earned
Property	$129.7	$80.8	$146.7	$80.7
Liability	531.5	331.1	512.8	342.2
Professional	232.2	146.4	201.0	114.1
Specialty	109.0	70.6	96.2	67.1
Total	$1,002.4	$628.9	$956.7	$604.1

Property
Gross written premiums for the three and six months ended June 30, 2021 decreased compared to the same periods in 2020 due to initiatives to improve profitability and reduce catastrophe exposure in certain underperforming business units and excess and surplus (“E&S”) property business units. To offset the impact in this line, strong new business production drove premium increases in the garage and inland marine business units and a delegated authority habitational program. The decrease in net earned premiums for the three months ended June 30, 2021 compared to the same period in 2020 was primarily driven by decreases in property and certain underperforming business units offset by inland marine. Net earned premiums for the six months ended June 30, 2021 slightly increased compared to the same period in 2020 as a result of the growth in the inland marine business unit mitigating the premium reductions in certain underperforming business units and E&S property business units. The reductions in certain underperforming business units and E&S property business units also resulted in significantly less premiums ceded, which lessened the impact of the decrease in net earned premiums.
Liability
Gross written premiums increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 was driven by the general liability lines and environmental lines targeted for growth and investment. New business production was the primary driver behind growth in construction, programs, garage and public entity classes. This was offset by planned reductions in contract binding, grocery and restaurant classes. Net earned premiums for the three and six months ended June 30, 2021 decreased compared to the same periods in 2020 primarily due to increased ceded premium. While the increase in economic activity has spurred growth in gross earned premiums in this line from general liability, workers compensation and environmental lines, this growth was offset by the runoff and remediation efforts for contract binding, grocery, and restaurant classes, as well as favorable reinsurance terms which lead to increased ceded premiums thereby reducing net earned premiums.
Professional
The growth in gross written and net earned premiums for the three and six months ending June 30, 2021 compared to the same periods in 2020 was driven by the favorable rate environment for the directors and officers products, new business growth from the errors and omissions products and the delegated authority programs.
Specialty
Gross written and net earned premiums for the three and six months ended June 30, 2021 increased compared to the same periods in 2020 due to growth achieved primarily in surety.
Loss and Loss Adjustment Expenses
The loss ratio for the second quarter of 2021 was 58.3% compared to 56.8% for the second quarter of 2020. The increased loss ratio was driven by a 3.0 percentage point increase in the current accident year non-catastrophe loss ratio, partially offset by a 1.5 percentage point decrease in catastrophe losses, which includes COVID-19-related claims. The impact from net favorable prior-year reserve development was 0.2 percentage points for each of the comparative periods.
The loss ratios for the six months ended June 30, 2021 and 2020 were 60.3% and 59.8%, respectively. The higher loss ratio in the first six months of 2021 was driven by a 1.0 percentage point impact from an increase in catastrophe losses, which includes COVID-19-related claims in 2020, as well as deterioration of 0.1 percentage point in the current accident year non-catastrophe loss ratio, partially offset by a 0.6 percentage point improvement related to net favorable prior-year reserve development in the first six months of 2021 compared to net unfavorable prior-year reserve development for the same period in 2020.
The current accident year non-catastrophe loss ratios for the three and six months ended June 30, 2021 were 57.9% and 56.8%, respectively, compared to 54.9% and 56.7% for the three and six months ended June 30, 2020, respectively. The current accident year non-catastrophe loss ratio for the three months ended June 30, 2021 was impacted by additional ceded reinstatement premium associated with Winter Storm Uri. In addition, the current accident year non-catastrophe loss ratio for the three months ended June 30, 2020 benefited from reduced claim activity driven by the slowdown in economic activity. The decrease in the ratio for the comparative six month period was partially attributable to rate improvement achieved over the past several quarters, partially offset by the factors noted above for the three months ended June 30, 2021.

Net favorable prior-year reserve development for the second quarter and first six months of 2021 were $0.5 million and $0.9 million, respectively, primarily related to specialty lines in our surety business unit offset by unfavorable movements in liability lines. Net favorable prior-year reserve development for the second quarter of 2020 was $0.6 million and primarily related to favorable development in specialty lines related to our surety and construction businesses, partially offset by unfavorable development in liability and special property lines. Net unfavorable prior year development for the first six months of 2020 was $2.7 million, driven by unfavorable development in general liability, commercial auto liability and special property, partially offset by favorable development in specialty related to our surety business unit.
Catastrophe losses for the second quarter and first six months of 2021 were $2.0 million and $22.9 million, respectively. The second quarter losses were from various small U.S. storms. The losses for the first six months were due to $18.9 million from Winter Storm Uri and $2.0 million from various small U.S. storms. Catastrophe losses for the second quarter and first six months of 2020 were $6.5 million and $16.0 million, respectively, which included $1.0 million and $8.5 million, respectively, associated with COVID-19, primarily on expected costs associated with potential litigation related to property exposures. The remaining catastrophe losses for the second quarter and first six months of 2020 were mainly attributable to various small U.S. storms and losses associated with civil unrest and social demonstrations, including riots in some locations, across the U.S.
Underwriting, Acquisition and Insurance Expenses
The expense ratios for the three and six months ended June 30, 2021 were 33.7% and 33.9%, respectively, compared to 31.7% for both the three and six months ended June 30, 2020. The deterioration in the expense ratios was primarily due to increases in acquisition expenses as a result of changes in business mix, higher gross commissions and lower ceding commissions, as the first three and six months of 2020 included additional ceding commission income.
International Operations
The following table summarizes the results of operations for International Operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Gross written premiums	$302.1	$319.3	$569.0	$668.5
Earned premiums	$155.7	$131.8	$307.2	$264.1
Losses and loss adjustment expenses	86.8	101.1	197.4	192.6
Underwriting, acquisition and insurance expenses	61.4	57.6	124.1	117.9
Underwriting loss	7.5	(26.9)	(14.3)	(46.4)
Net investment income	13.9	0.5	25.9	9.1
Interest expense	(1.5)	(2.0)	(2.9)	(4.3)
Fee and other (expense) income, net	0.9	0.9	0.5	1.8
Non-operating expenses	(1.3)	—	(1.5)	—
Loss before income taxes	$19.5	$(27.5)	$7.7	$(39.8)
Loss ratio	55.7%	76.7%	64.3%	72.9%
Expense ratio	39.4%	43.7%	40.4%	44.7%
Combined ratio	95.1%	120.4%	104.7%	117.6%

The following table contains reconciliations of certain non-GAAP financial measures, specifically the current accident year non-catastrophe loss, expense and combined ratios, to their most directly comparable GAAP measures for our International Operations.

	For the Three Months Ended June 30,
	2021		2020
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$155.7		$131.8

Losses and loss adjustment expenses, as reported	$86.8	55.7%	$101.1	76.7%
Less:
Favorable (unfavorable) prior accident year loss development	1.9	1.2%	(1.5)	(1.2)%
Catastrophe losses, including COVID-19	(9.1)	(5.9)%	(21.4)	(16.2)%
Current accident year non-catastrophe losses (non-GAAP)	$79.6	51.0%	$78.2	59.3%
Expense ratio		39.4%		43.7%
Current accident year non-catastrophe combined ratio (non-GAAP)		90.4%		103.0%

	For the Six Months Ended June 30,
	2021		2020
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$307.2		$264.1

Losses and loss adjustment expenses, as reported	197.4	64.3%	192.6	72.9%
Less:
Favorable (unfavorable) prior accident year loss development	1.9	0.6%	(1.1)	(0.4)%
Catastrophe losses, including COVID-19	(35.7)	(11.6)%	(41.0)	(15.5)%
Current accident year non-catastrophe losses (non-GAAP)	$163.6	53.3%	$150.5	57.0%
Expense ratio		40.4%		44.7%
Current accident year non-catastrophe combined ratio (non-GAAP)		93.7%		101.7%
Gross Written and Earned Premiums
Gross written and earned premiums by our four primary insurance and reinsurance lines were as follows:

	For the Three Months Ended June 30,
	2021		2020
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$81.1	$33.8	$132.3	$35.6
Liability	65.5	35.5	56.4	26.3
Professional	53.1	36.3	51.3	29.4
Specialty	102.4	50.1	79.3	40.5
Total	$302.1	$155.7	$319.3	$131.8

	For the Six Months Ended June 30,
	2021		2020
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$160.5	$75.9	$255.5	$71.3
Liability	122.8	65.7	112.4	46.3
Professional	106.2	69.5	107.0	58.1
Specialty	179.5	96.1	193.6	88.4
Total	$569.0	$307.2	$668.5	$264.1
Property
The decrease in gross written premiums for the three and six months ended June 30, 2021 as compared to the same periods in 2020 was primarily due to the sale of Ariel Re. This also drove the decrease in net earned premiums for the three months ended June 30, 2021 as compared to the same period in 2020. The increase in net earned premiums for the six months ended June 30, 2021 as compared to the same period in 2020 was driven by growth in Syndicate 1200 due to decreasing our use of third-party capital at Lloyd’s, continued improvement in the rate environment and a reduction in ceded premium due to the non-renewal of a multi-year reinsurance contract following the planned reductions in gross catastrophe exposures during the first quarter of 2021. However, a mid-year property catastrophe reinsurance cover was purchased on a group-wide basis to manage exposures through the windstorm season.
Liability
The increase in gross written and net earned premiums for the three and six months ended June 30, 2021 as compared to the same periods in 2020 was due to growth in Syndicate 1200 where we are now writing international casualty treaty reinsurance business, and in Bermuda Insurance where we are benefiting from favorable rate changes and new business accounts. This was partially offset by the sale of Ariel Re.
Professional
The increase in gross written premiums for the three months ended June 30, 2021 as compared to the same period in 2020 was driven by Syndicate 1200 as a result of favorable rate changes and increased new business opportunities. The decrease in gross written premiums for the six months ended June 30, 2021 as compared to the same period in 2020 was due to lower premiums from our Europe operations where we have stopped writing new business as that unit was placed into run-off. The increase in net earned premiums for the three and six months ended June 30, 2021 as compared to the same periods in 2020 was due to increases in Syndicate 1200 from reducing our use of third-party capital at Lloyd’s and the favorable rate environment, as well as growth in Bermuda Insurance driven by favorable rate changes and new and expanded business.
Specialty
The increase in gross written premiums for the three months ended June 30, 2021 as compared to the same period in 2020 was driven by growth in Syndicate 1200 arising from the new terrorism class, combined with premium growth in political risks. The decrease in gross written premiums for the six months ended June 30, 2021 as compared to the same period in 2020 was primarily due to the sale of Ariel Re, partially offset by growth in Syndicate 1200 arising from political risks and the new terrorism class. The increase in net earned premiums for the three and six months ended June 30, 2021 as compared to the same periods in 2020 was driven by Syndicate 1200 due to the aforementioned premium growth and decreased use of third-party capital at Lloyd’s, as well as our Latin American operation as a result of growth in our Brazilian cargo marine business.
Loss and Loss Adjustment Expenses
The loss ratio for the second quarter of 2021 was 55.7% compared to 76.7% for the second quarter of 2020. The decreased loss ratio was driven by a 10.3 percentage point decrease in catastrophe losses, which includes COVID-19-related claims, an 8.3 percentage point decrease in the current accident year non-catastrophe loss ratio, and a 2.4 percentage point period-over-period impact related to net favorable prior-year reserve development in the second quarter of 2021 as compared to net unfavorable prior-year reserve development in the second quarter of 2020.

The loss ratios for the six months ended June 30, 2021 and 2020 were 64.3% and 72.9%, respectively. The decreased loss ratio in the first six months of 2021 was driven by a 3.9 percentage point decrease in catastrophe losses, which includes COVID-19-related claims, a 3.7 percentage point decrease in the current accident year non-catastrophe loss ratio, and a 1.0 percentage point period-over-period impact related to net favorable prior-year reserve development in the second quarter of 2021 as compared to net unfavorable prior-year reserve development in the second quarter of 2020.
The current accident year non-catastrophe loss ratios for the three and six months ended June 30, 2021 were 51.0% and 53.3%, respectively, compared to 59.3% and 57.0% for the three and six months ended June 30, 2020. The decreases in the ratios for the comparative three and six month periods are primarily due to rate improvements achieved over the last several quarters and a decrease in large loss activity in Syndicate 1200.
Net favorable prior-year reserve development was $1.9 million for both the second quarter and first six months of 2021, primarily related to favorable development in property lines, including losses associated with prior year catastrophe losses, partially offset by unfavorable development in Argo Insurance Bermuda due to large claim movements and unfavorable development in Europe’s surety business. Net unfavorable prior-year reserve development for the second quarter of 2020 was $1.5 million and primarily related to unfavorable development in Europe's surety business. Net unfavorable prior-year reserve development for the first six months of 2020 was $1.1 million and primarily related to unfavorable development in general liability and Europe's surety business, partially offset by favorable development in special property and specialty lines.
Catastrophe losses for the second quarter and first six months of 2021 were $9.1 million and $35.7 million, respectively, primarily due to Winter Storm Uri and COVID-19. Catastrophe losses for the second quarter and first six months of 2021 included $4.6 million and $9.0 million, respectively, associated with COVID-19, primarily resulting from contingency exposures. Catastrophe losses for the second quarter and first six months of 2020 were $21.4 million and $41.0 million, respectively, which included $16.4 million and $35.1 million, respectively, associated with COVID-19, primarily resulting from contingency and property exposures. The property losses relate to sub-limited affirmative business interruption coverage in certain International markets, as well as expected costs associated with potential litigation. The remaining catastrophe losses for the second quarter and first six months of 2020 were mainly attributable to storms in Europe and losses associated with civil unrest and social demonstrations, including riots in some locations, across the U.S.
Underwriting, Acquisition and Insurance Expenses
The expense ratio for the three and six months ended June 30, 2021 were 39.4% and 40.4%, respectively, compared to 43.7% and 44.7% for the same periods in 2020. The improvements in the expense ratios were driven by growth in net earned premiums, which exceeded the growth in non-acquisition expenses and were coupled with reduced acquisition expense ratios primarily due to mix of business.
Run-off Lines
The following table summarizes the results of operations for Run-off Lines:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Earned premiums	$0.1	$—	$0.3	$0.2
Losses and loss adjustment expenses	1.2	0.9	2.6	0.7
Underwriting, acquisition and insurance expenses	—	0.2	0.3	1.1
Underwriting loss	(1.1)	(1.1)	(2.6)	(1.6)
Net investment income	1.1	0.1	1.9	1.3
Interest expense	(0.1)	(0.3)	(0.2)	(0.5)
Non-operating expenses	—	—	1.4	—
(Loss) income before income taxes	$(0.1)	$(1.3)	$0.5	$(0.8)
Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses for the three months ended June 30, 2021 and 2020 were the result of unfavorable loss reserve development on prior accident years in other run-off lines.

Losses and loss adjustment expenses for the six months ended June 30, 2021 and 2020 were the result of unfavorable loss reserve development on prior accident years in other run-off lines. The six months ended June 30, 2020 also included favorable loss reserve development on prior accident years in risk management workers compensation reserves.
The following table represents a rollforward of total gross and net reserves for the asbestos and environmental exposures in our Run-off Lines, along with the ending balances of all other reserves within Run-off Lines. Amounts in the net column are reduced by reinsurance recoverables.

	For the Six Months Ended June 30,
	2021		2020
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$59.2	$50.6	$52.6	$43.8
Incurred losses	1.2	1.2	0.5	0.5
Losses paid	(6.1)	(5.2)	(5.9)	(4.6)
Loss reserves - asbestos and environmental, end of period	54.3	46.6	47.2	39.7
Risk-management reserves	159.0	92.3	182.6	114.6
Run-off reinsurance reserves	—	—	0.5	0.5
Other run-off lines	12.8	6.8	11.6	7.0
Total loss reserves - Run-off Lines	$226.1	$145.7	$241.9	$161.8
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for Run-off Lines consist primarily of administrative expenses. The decreases in underwriting expenses for the three and six months ended June 30, 2021, as compared to the same periods ended 2020, were primarily attributable to lower overhead expenses.
Liquidity and Capital Resources
Cash Flows
The primary sources of our cash flows are premiums, reinsurance recoveries, proceeds from sales and redemptions of investments and investment income. The primary cash outflows are claim payments, loss adjustment expenses, reinsurance costs, purchases of investments and operating expenses. Additional cash outflow occurs through payments of underwriting and acquisition costs such as commissions, taxes, payroll and general overhead expenses. Our management believes that cash receipts from premiums, proceeds from investment sales and redemptions and investment income are sufficient to cover cash outflows for at least the next twelve months. Should the need for additional cash arise, we believe we will have access to additional sources of liquidity.
Our liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the first half of 2021.
On October 12, 2020, ArgoGlobal, the Lloyd’s insurer and member of Argo Group, announced a reinsurance-to-close (“RITC”) transaction with legacy specialist RiverStone. Upon completion of the transaction, RiverStone undertook an RITC of ArgoGlobal’s Syndicate 1200 for 2017 and prior years with net technical provision of approximately $250.0 million. The transaction received regulatory approval on February 1, 2021, with the RITC becoming effective on January 1, 2021, and had no impact on our consolidated results of operations.
Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoveries and the payment of losses, expenses and outward reinsurance premiums. For the six months ended June 30, 2021, net cash used in operating activities was $12.5 million. For the six months ended June 30, 2020, net cash used in operating activities was $103.1 million. The decrease in net cash flows used in operating activities for the first half of 2021, as compared to the same period in 2020, was attributable to various fluctuations within our operating activities, and primarily related to the timing of reinsurance recoveries and premium cash receipts in the respective periods.

For the six months ended June 30, 2021, net cash provided by investing activities was $79.1 million. For the six months ended June 30, 2020, net cash provided by investing activities was $175.8 million. The decrease in cash provided by investing was mainly the result of the decrease in the proceeds from sale of fixed maturities and short-term investments, partially offset by a decrease in cash used to purchase fixed maturities and an increase in the proceeds from maturities of fixed maturities. As of June 30, 2021, $530.2 million of the investment portfolio was invested in short-term investments.
For the six months ended June 30, 2021 and 2020, net cash used in financing activities was $26.4 million and $20.3 million, respectively. During the six months ended June 30, 2021 and 2020, we did not repurchase any common shares. We paid cash dividends to our common shareholders totaling $21.9 million and $21.3 million during the six months ended June 30, 2021 and 2020, respectively. We paid cash dividends to our preferred shareholders totaling $5.3 million during the six months ended June 30, 2021.
Argo Common Shares and Dividends
For the six months ended June 30, 2021, our Board of Directors declared quarterly cash dividends in the aggregate amount of $0.62 per share. Cash dividends paid for the six months ended June 30, 2021 totaled $21.9 million.

On August 6, 2021, our Board of Directors declared a quarterly cash dividend in the amount of $0.31 on each share of common stock outstanding. The dividend will be paid on September 15, 2021 to our shareholders of record on August 31, 2021.
On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization superseded all the previous repurchase authorizations. The program allows the Company to repurchase its shares opportunistically from time to time when it believes that doing so would enhance long-term shareholder value. The repurchase authorization does not have a fixed expiration. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions with financial institutions or a combination of the foregoing. Shares purchased are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of June 30, 2021, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
Preferred Stock Dividends
For the six months ended June 30, 2021, our Board of Directors declared quarterly cash dividends in the aggregate amount of $875.000 per share on our Series A Preference Shares. Cash dividends paid for the six months ended June 30, 2021 totaled $5.3 million.

On August 6, 2021, our Board of Directors declared a quarterly cash dividend in the amount of $437.500 per share on our Series A Preference Shares. Holders of Depositary Shares each representing a 1/1,000th interest in a share of Series A Preferred Stock will receive $0.437500 per Depositary Share. The dividend will be paid on September 15, 2021 to our shareholders of record on August 31, 2021.
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
Included in the Credit Agreement is a provision that allows up to $200.0 million of the revolving credit facility to be used for letters of credit (“LOCs”), subject to availability. As of June 30, 2021, there were no borrowings outstanding and $70.5 million in LOCs against the revolving credit facility.

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
In accordance with Article 10 of SEC Regulation S-X, we have elected to present condensed consolidating financial information in lieu of separate financial statements for the Subsidiary Issuer. The following tables present condensed consolidating financial information at June 30, 2021 and December 31, 2020 and for the six months ended June 30, 2021, of the Parent Guarantor and the Subsidiary Issuer. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.
The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets and results of operations of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2021
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$2.0	$3,749.4	$1,434.5	$—	$5,185.9
Cash	3.6	60.8	126.3	—	190.7
Accrued investment income	—	16.7	4.1	—	20.8
Premiums receivable	—	287.3	394.4	—	681.7
Reinsurance recoverables	—	1,768.4	1,091.5	—	2,859.9
Goodwill and other intangible assets, net	—	118.5	89.3	—	207.8
Current income taxes receivable, net	—	—	—	—	—
Deferred tax assets, net	—	0.1	32.2	—	32.3
Deferred acquisition costs, net	—	95.6	72.6	—	168.2
Ceded unearned premiums	—	363.4	227.6	—	591.0
Operating lease right-of-use assets	5.8	48.7	24.3	—	78.8
Other assets	13.1	126.0	208.9	—	348.0
Assets held for sale	—	2.9	0.3	—	3.2
Intercompany notes receivable	—	95.1	(95.1)	—	—
Investments in subsidiaries	1,951.4	—	—	(1,951.4)	—
Total assets	$1,975.9	$6,732.9	$3,610.9	$(1,951.4)	$10,368.3
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$3,430.9	$1,807.7	$—	$5,238.6
Unearned premiums	—	955.8	517.9	—	1,473.7
Funds held and ceded reinsurance payable, net	—	506.6	486.6	—	993.2
Debt	28.4	284.5	145.7	—	458.6
Current income taxes payable, net	—	16.3	(11.0)	—	5.3
Accrued underwriting expenses and other liabilities	3.1	114.2	90.1	—	207.4
Operating lease liabilities	5.8	57.0	30.8	—	93.6
Due to (from) affiliates	40.7	(0.8)	0.8	(40.7)	—
Total liabilities	78.0	5,364.5	3,068.6	(40.7)	8,470.4
Total shareholders' equity	1,897.9	1,368.4	542.3	(1,910.7)	1,897.9
Total liabilities and shareholders' equity	$1,975.9	$6,732.9	$3,610.9	$(1,951.4)	$10,368.3
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

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$626.1	$310.3	$—	$936.4
Net investment income	—	71.0	26.1	—	97.1
Net realized investment (losses) gains	—	26.2	11.6	—	37.8
Total revenue	—	723.3	348.0	—	1,071.3
Expenses:
Losses and loss adjustment expenses	—	372.5	206.7	—	579.2
Underwriting, acquisition and insurance expenses	0.8	228.1	124.8	—	353.7
Non-operating expenses	0.8	10.4	1.5	—	12.7
Interest expense	0.6	7.2	3.0	—	10.8
Fee and other expense (income), net	—	(0.3)	(0.4)	—	(0.7)
Foreign currency exchange losses	—	—	5.7	—	5.7
Total expenses	2.2	617.9	341.3	—	961.4
(Loss) income before income taxes	(2.2)	105.4	6.7	—	109.9
Provision (benefit) for income taxes	—	20.5	(10.2)	—	10.3
Net (loss) income before equity in earnings of subsidiaries	(2.2)	84.9	16.9	—	99.6
Equity in undistributed earnings of subsidiaries	101.8	—	—	(101.8)	—
Net income (loss)	$99.6	$84.9	$16.9	$(101.8)	$99.6
Dividends on preferred shares	$5.3	$—	$—	$—	$5.3
Net income (loss) attributable to common shareholders	$94.3	$84.9	$16.9	$(101.8)	$94.3
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
Interest Rate Risk
Our primary market risk exposure is the exposure of our fixed maturity investment portfolio to interest rate risk and the changes in interest rates. Fluctuations in interest rates have a direct impact on the fair value of these securities. As interest rates rise, the fair value of our fixed maturity portfolio falls and the converse is also true. We manage interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates. The model duration of the assets comprising our fixed maturity investment portfolio was 3.09 years and 2.78 years at June 30, 2021 and December 31, 2020, respectively.
Credit Risk
We have exposure to credit risk on losses recoverable from reinsurers and receivables from insureds. Our controls to mitigate this risk include limiting our exposure to any one counterparty, evaluating the financial strength of our reinsurers, generally requiring minimum credit ratings and in certain cases receiving collateral from our reinsurers and insureds.
We also have exposure to credit risk in our investment holdings. Our risk management strategy and investment policy attempts to mitigate this risk by primarily investing in debt instruments of high credit quality issuers, limiting credit concentration, monitoring the credit quality of issuers and counterparties and diversifying issuers. The weighted average rating of our fixed maturity investments was A+ with 91.6% and 91.4% rated investment grade or better (BBB- or higher) at June 30, 2021 and December 31, 2020, respectively.
We review our investments to identify and evaluate those that may have credit impairments on a quarterly basis, considering the historical performance of the security, available market information, and credit ratings, among other things. For fixed maturity securities, the review includes consideration of current ratings and actions of major rating agencies (Standard & Poor's, Moody's and Fitch). If a security has two ratings, the lower rating is used. If a security has three ratings, the middle rating is used. The following table reflects the credit quality of our fixed maturity portfolio at June 30, 2021:

Other Fixed Maturities	Book Value	Fair Value
AAA	$490.5	$500.9
AA	316.3	322.7
A	789.6	810.2
BBB	763	782.9
BB/B	266	270
CCC and Below	31.1	25.3
Unrated	45.6	45.2
Other Fixed Maturities	$2,702.1	$2,757.2

Structured Securities	Book Value	Fair Value
AAA	$1,125.4	$1,142.8
AA	54.8	58
A	55.5	56.2
BBB	35.4	35.3
BB/B	6.6	6.8
CCC and Below	0.5	0.6
Unrated	0.9	0.8
Structured Securities	$1,279.1	$1,300.5

Total Fixed Maturities	Book Value	Fair Value
AAA	$1,615.9	$1,643.7
AA	371.1	380.7
A	845.1	866.4
BBB	798.4	818.2
BB/B	272.6	276.8
CCC and Below	31.6	25.9
Unrated	46.5	46
Total Fixed Maturities	$3,981.2	$4,057.7
Our portfolio also includes alternative investments with a carrying value at June 30, 2021 and December 31, 2020 of $412.3 million and $429.4 million (7.9% and 8.2% of total invested assets) respectively. We may invest in both long and short equities, corporate debt securities, currencies, real estate, commodities and derivatives. We attempt to mitigate our risk by selecting managers with extensive experience, proven track records and robust controls and processes. We also attempt to mitigate our risk by diversifying through multiple managers and different types of assets and asset classes.
Equity Price Risk
We hold a diversified portfolio of equity securities with a fair value of $185.7 million and $176.7 million (3.6% and 3.4% of total invested assets) at June 30, 2021 and December 31, 2020, respectively. Our equity securities are exposed to equity price risk which is defined as the potential for loss in fair value due to a decline in equity prices. We believe the diversification of our equity securities among various industries, market segments and issuers, as well as the use of multiple outside investment managers, mitigates our exposure to equity price risk.

Foreign Currency Risk
We have exposure to foreign currency risk in our insurance contracts, invested assets and to a lesser extent, a portion of our debt. We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance contracts that are payable in currencies other than the U.S. Dollar with cash and investments that are denominated in such currencies. We also use foreign exchange forward contracts to attempt to mitigate this risk. We recognized losses in the investment portfolio of $4.4 million and $5.7 million for the three and six months ended June 30, 2021 from movements in foreign currency rates. We recognized losses in the investment portfolio of $8.7 million and $6.2 million for the three and six months ended June 30, 2020 from movements in foreign currency rates. We recognized losses of $3.6 million and $6.9 million for the three and six months ended June 30, 2021 on our foreign currency forward contracts. We recognized losses of $3.3 million and $2.3 million for the three and six months ended June 30, 2020 on our foreign currency forward contracts.
Item 4. Controls and Procedures
Argo Group, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), defines “disclosure controls and procedures” as controls and procedures “designed to ensure that information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.” Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of December 31, 2020, and continue to be not effective as of June 30, 2021, because of the material weakness in internal control over financial reporting, as further described under “Remediation” below.
There were no changes in internal control over financial reporting made during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the remediation efforts described below.
Remediation
Please refer to Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 15, 2021. for a description of our remediation plan to address the material weakness identified during our audit of internal controls for the year then ended. The weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of 2021.
PART II. OTHER INFORMATION
Throughout this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “Argo Group,” “Argo,” “we,” “us,” “our” or the “Company” mean Argo Group International Holdings, Ltd. and all of its subsidiaries, taken together as a whole.
Item 1.  Legal Proceedings

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
From January 1, 2021 through June 30, 2021, we did not repurchase any of our common shares. Since the inception of the repurchase authorizations (including those purchased under the 2016 Repurchase Authorization) through June 30, 2021, we have repurchased 11,315,889 of our common shares at an average price of $40.22 for a total cost of $455.1 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of June 30, 2021, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under our various employee equity compensation plans. For the three months ended June 30, 2021, we received 16,169 common shares, with an average price paid per share of $51.20 that were surrendered by employees in payment for the minimum required withholding taxes. The following table provides information with respect to our common shares that were surrendered during the three months ended June 30, 2021. In the below table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

Period	Total Number of Shares Surrendered (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
April 1 through April 30, 2021	11,198	$50.40	—	$53,281,805
May 1 through May 31, 2021	1,010	$57.24	—	$53,281,805
June 1 through June 30, 2021	3,961	$51.94	—	$53,281,805
Total	16,169		—
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits
A list of exhibits required to be filed as part of this report is set forth in the below Exhibit Index.
EXHIBIT INDEX

Exhibit Number	Description
10.1	Service Agreement between Argo Management Services Limited and Matt Harris, dated August 1, 2017
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Executive Officer
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

August 6, 2021	By	/s/ Kevin J. Rehnberg
Kevin J. Rehnberg
President and Chief Executive Officer

August 6, 2021	By	/s/ Scott Kirk
Scott Kirk
Chief Financial Officer