Form 10-Q
period 2021-09-30
Argo Group International Holdings, Ltd.
filed 2021-11-09
CIK 1091748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding (net of treasury shares) of each of the issuer’s classes of common shares as of November 4, 2021.

Title	Outstanding
Common Shares, par value $1.00 per share	34,872,707

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares and per share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost: 2021 - $4,145.2, 2020 - $3,981.1; allowance for expected credit losses: 2021 - $7.0, 2020 - $6.6)	$4,197.3	$4,107.1
Equity securities, at fair value (cost: 2021 - $131.1; 2020 - $162.5)	181.8	176.7
Other investments (cost: 2021 - $425.8; 2020 - $429.4)	425.8	429.4
Short-term investments, at fair value (cost: 2021 - $507.8; 2020 - $541.4)	508.6	542.6
Total investments	5,313.5	5,255.8
Cash	202.0	148.8
Accrued investment income	20.9	21.8
Premiums receivable	701.9	679.8
Reinsurance recoverables	2,954.0	3,009.0
Goodwill	147.3	147.3
Intangible assets, net of accumulated amortization	60.5	60.5
Current income taxes receivable, net	3.8	3.0
Deferred tax asset, net	42.8	16.7
Deferred acquisition costs, net	175.7	163.6
Ceded unearned premiums	572.1	575.1
Operating lease right-of-use assets	87.7	82.0
Other assets	231.4	294.7
Assets held for sale	4.5	7.7
Total assets	$10,518.1	$10,465.8
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$5,439.5	$5,406.0
Unearned premiums	1,540.2	1,464.8
Accrued underwriting expenses and other liabilities	255.2	167.6
Ceded reinsurance payable, net	763.8	950.4
Funds held	74.2	64.7
Senior unsecured fixed rate notes	140.3	140.2
Other indebtedness	58.7	60.7
Junior subordinated debentures	258.1	257.8
Operating lease liabilities	100.5	95.8
Total liabilities	8,630.5	8,608.0
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred shares and additional paid-in capital - $1.00 par, 30,000,000 shares authorized; 6,000 shares issued at September 30, 2021 and December 31, 2020, respectively; liquidation preference $25,000	144.0	144.0
Common shares - $1.00 par, 500,000,000 shares authorized; 46,178,719 and 46,009,966 shares issued at September 30, 2021 and December 31, 2020, respectively	46.2	46.0
Additional paid-in capital	1,385.0	1,380.2
Treasury shares (11,315,889 shares at September 30, 2021 and December 31, 2020, respectively)	(455.1)	(455.1)
Retained earnings	765.5	684.1
Accumulated other comprehensive income, net of taxes	2.0	58.6
Total shareholders' equity	1,887.6	1,857.8
Total liabilities and shareholders' equity	$10,518.1	$10,465.8
See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except number of shares and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Premiums and other revenue:
Earned premiums	$487.5	$445.5	$1,423.9	$1,313.9
Net investment income	46.1	42.0	143.2	79.0
Net realized investment gains (losses):
Net realized investment gains (losses)	0.6	(5.7)	3.3	32.7
Change in fair value of equity securities	(5.1)	10.5	30.7	(13.7)
Credit losses on fixed maturity securities	(0.8)	(10.5)	(1.5)	(43.0)
Net realized investment (losses) gains	(5.3)	(5.7)	32.5	(24.0)
Total revenue	528.3	481.8	1,599.6	1,368.9
Expenses:
Losses and loss adjustment expenses	311.7	328.9	890.9	883.0
Underwriting, acquisition and insurance expenses	177.1	161.9	530.8	489.8
Non-operating expenses	8.2	3.0	20.9	9.8
Interest expense	5.5	6.9	16.3	21.7
Fee and other (income) expense, net	(1.1)	(0.8)	(1.8)	(2.7)
Foreign currency exchange (gains) losses	(1.3)	8.4	4.4	13.6
Total expenses	500.1	508.3	1,461.5	1,415.2
Income (loss) before income taxes	28.2	(26.5)	138.1	(46.3)
Income tax provision (benefit)	5.8	(3.4)	16.1	6.9
Net income (loss)	$22.4	$(23.1)	$122.0	$(53.2)
Dividends on preferred shares	2.6	2.0	7.9	2.0
Net income (loss) attributable to common shareholders	$19.8	$(25.1)	$114.1	$(55.2)

Net income (loss) attributable to common shareholders per common share:
Basic	$0.57	$(0.72)	$3.28	$(1.60)
Diluted	$0.56	$(0.72)	$3.26	$(1.60)
Dividend declared per common share	$0.31	$0.31	$0.93	$0.93
Weighted average common shares:
Basic	34,854,724	34,667,266	34,796,528	34,590,659
Diluted	35,036,700	34,667,266	35,062,416	34,590,659

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$22.4	$(23.1)	$122.0	$(53.2)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2.3)	(4.7)	0.2	(12.3)
Defined benefit pension plans:
Net gain arising during the year	—	—	1.9	—
Unrealized gains (losses) on fixed maturity securities:
(Losses) gains arising during the year	(31.5)	38.2	(60.3)	68.3
Reclassification adjustment for losses (gains) included in net income	8.2	4.5	(11.0)	(15.4)
Other comprehensive income (loss) before tax	(25.6)	38.0	(69.2)	40.6
Income tax provision related to other comprehensive income (loss):
Defined benefit pension plans:
Net gain arising during the year	—	—	0.4	—
Unrealized gains (losses) on fixed maturity securities:
(Losses) gains arising during the year	(4.8)	6.5	(11.1)	12.4
Reclassification adjustment for losses (gains) included in net income	0.4	0.5	(1.9)	(0.2)
Income tax (benefit) provision related to other comprehensive income (loss)	(4.4)	7.0	(12.6)	12.2
Other comprehensive income (loss), net of tax	(21.2)	31.0	(56.6)	28.4
Comprehensive income (loss)	$1.2	$7.9	$65.4	$(24.8)

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except number of shares and per share amounts)
(Unaudited)

	Preferred Shares and Additional Paid-in Capital	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity
Balance, June 30, 2020	$—	$46.0	$1,376.5	$(455.1)	$734.4	$5.9	$1,707.7
Net loss	—	—	—	—	(23.1)	—	(23.1)
Preferred shares issued	144.0	—	—	—	—	—	144.0
Other comprehensive income - Change in fair value of fixed maturities, net of taxes	—	—	—	—	—	35.7	35.7
Other comprehensive loss, net - Other	—	—	—	—	—	(4.7)	(4.7)
Activity under stock incentive plans	—	—	1.5	—	—	—	1.5
Retirement of common shares (tax payments on equity compensation)	—	—	(0.1)	—	—	—	(0.1)
Employee stock purchase plan	—	—	0.6	—	—	—	0.6
Dividends on preferred shares	—	—	—	—	(2.0)	—	(2.0)
Cash dividend declared - common shares ($0.31/share)	—	—	—	—	(10.9)	—	(10.9)
Balance, September 30, 2020	$144.0	$46.0	$1,378.5	$(455.1)	$698.4	$36.9	$1,848.7

Balance, June 30, 2021	$144.0	$46.2	$1,383.1	$(455.1)	$756.5	$23.2	$1,897.9
Net income	—	—	—	—	22.4	—	22.4
Other comprehensive income - Change in fair value of fixed maturities, net of taxes	—	—	—	—	—	(18.9)	(18.9)
Other comprehensive income, net - Other	—	—	—	—	—	(2.3)	(2.3)
Activity under stock incentive plans	—	—	1.5	—	—	—	1.5
Retirement of common shares (tax payments on equity compensation)	—	—	(0.1)	—	—	—	(0.1)
Employee stock purchase plan	—	—	0.5	—	—	—	0.5
Dividends on preferred shares	—	—	—	—	(2.6)	—	(2.6)
Cash dividend declared - common shares ($0.31/share)	—	—	—	—	(10.8)	—	(10.8)
Balance, September 30, 2021	$144.0	$46.2	$1,385.0	$(455.1)	$765.5	$2.0	$1,887.6

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(in millions, except number of shares and per share amounts)
(Unaudited)

	Preferred Shares and Additional Paid-in Capital	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity
Balance, December 31, 2019	$—	$45.7	$1,376.6	$(455.1)	$793.7	$2.8	$1,763.7
Net loss	—	—	—	—	(53.2)	—	(53.2)
Preferred shares issued	144.0	—	—	—	—	—	144.0
Other comprehensive income - Change in fair value of fixed maturities, net of taxes	—	—	—	—	—	40.7	40.7
Other comprehensive loss, net - Other	—	—	—	—	—	(12.3)	(12.3)
Activity under stock incentive plans	—	0.4	6.4	—	—	—	6.8
Retirement of common shares (tax payments on equity compensation)	—	(0.1)	(6.5)	—	—	—	(6.6)
Employee stock purchase plan	—	—	2.0	—	—	—	2.0
Dividends on preferred shares	—	—	—	—	(2.0)	—	(2.0)
Cash dividend declared - common shares ($0.93/share)	—	—	—	—	(32.2)	—	(32.2)
Cumulative effect of adoption of ASU 2016-13, net of taxes	$—	$—	$—	$—	$(7.9)	$5.7	(2.2)
Balance, September 30, 2020	$144.0	$46.0	$1,378.5	$(455.1)	$698.4	$36.9	$1,848.7

Balance, December 31, 2020	$144.0	$46.0	$1,380.2	$(455.1)	$684.1	$58.6	$1,857.8
Net income	—	—	—	—	122.0	—	122.0
Other comprehensive loss - change in fair value of fixed maturities, net of taxes	—	—	—	—	—	(58.3)	(58.3)
Other comprehensive income, net - other	—	—	—	—	—	1.7	1.7
Activity under stock incentive plans	—	0.2	5.8	—	—	—	6.0
Retirement of common shares (tax payments on equity compensation)	—	—	(2.5)	—	—	—	(2.5)
Employee stock purchase plan	—	—	1.5	—	—	—	1.5
Dividends on preferred shares	—	—	—	—	(7.9)	—	(7.9)
Cash dividend declared - common shares ($0.93/share)	—	—	—	—	(32.7)	—	(32.7)
Balance, September 30, 2021	$144.0	$46.2	$1,385.0	$(455.1)	$765.5	$2.0	$1,887.6

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$122.0	$(53.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	28.5	24.7
Share-based payments expense	6.4	7.7
Deferred income tax benefit, net	(14.4)	(16.5)
Net realized investment (gains) losses	(32.5)	24.0
Undistributed earnings from alternative investment portfolio	(74.8)	1.6
Loss on disposals of long-lived assets, net	1.7	0.4
Change in:
Accrued investment income	0.9	3.5
Receivables	30.2	(67.4)
Deferred acquisition costs	(12.0)	(11.7)
Ceded unearned premiums	2.3	(120.5)
Reserves for losses and loss adjustment expenses	36.5	267.6
Unearned premiums	77.3	176.8
Ceded reinsurance payable and funds held	(176.3)	(104.2)
Income taxes	(1.0)	(22.2)
Accrued underwriting expenses and other liabilities	42.5	(0.8)
Other, net	3.5	(8.4)
Cash provided by (used in) operating activities	40.8	101.4
Cash flows from investing activities:
Sales of fixed maturity investments	786.4	977.5
Maturities and mandatory calls of fixed maturity investments	591.1	410.3
Sales of equity securities	36.9	18.2
Sales of other investments	81.1	95.5
Purchases of fixed maturity investments	(1,511.9)	(1,659.3)
Purchases of equity securities	(5.3)	(68.3)
Purchases of other investments	(40.1)	(24.5)
Change in foreign regulatory deposits and voluntary pools	36.2	(0.5)
Change in short-term investments	32.3	297.8
Settlements of foreign currency exchange forward contracts	(9.7)	9.1
Proceeds from sale of Trident assets	—	38.0
Sale (Purchases) of fixed assets, net	16.0	(15.8)
Other, net	37.6	2.7
Cash (used in) provided by investing activities	50.6	80.7
Cash flows from financing activities:
Payment of long-term debt	—	(125.0)
Issuance of preferred shares, net of issuance costs	—	144.0
Activity under stock incentive plans	1.2	1.4
Payment of cash dividends to preferred shareholders	(7.9)	(2.0)
Payment of cash dividends to common shareholders	(32.7)	(32.2)
Cash used in financing activities	(39.4)	(13.8)
Effect of exchange rate changes on cash	1.2	(5.7)
Change in cash	53.2	162.6
Cash, beginning of year	148.8	137.8
Cash, end of period	$202.0	$300.4

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
The interim financial information as of, and for, the three and nine months ended, September 30, 2021 and 2020 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain reclassifications have been made to financial information presented for prior years to conform to the current year’s presentation.
Update on Trident Transaction

On April 30, 2020, we sold our Trident Public Risk Solutions (“Trident”) brand and underwriting platform. During the second quarter of 2021, the parties to the transaction agreed to amend the transaction and other related agreements associated with the sale of Trident to eliminate certain lines of business from the transaction. As a result, we recognized a $16.5 million reduction in the original gain on sale during the second quarter of 2021. Additionally, we recognized a $5.0 million gain during the second quarter of 2021 related to meeting certain post-closing performance conditions. This transaction is included in "Net realized investment gains (losses)" in our Consolidated Statements of Income (Loss) for the nine months ended September 30, 2021.
2.    Recently Issued Accounting Pronouncements
The Company has evaluated recently issued accounting pronouncements and determined none are material to our results of operations or financial position reported herein.
3.    Investments
Included in “Total investments” in our Consolidated Balance Sheets at September 30, 2021 and December 31, 2020 is $97.1 million and $140.3 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party participants that provide underwriting capital to the operations of Syndicates 1200 and 1910.

Fixed Maturities
The amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses, and fair value of fixed maturity investments were as follows:

September 30, 2021
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturities
U.S. Governments	$404.8	$7.5	$2.1	$—	$410.2
Foreign Governments	229.3	2.7	2.7	0.2	229.1
Obligations of states and political subdivisions	169.9	6.7	0.9	—	175.7
Corporate bonds	1,996.2	47.8	14.4	6.6	2,023.0
Commercial mortgage-backed securities	403.1	9.1	3.0	—	409.2
Residential mortgage-backed securities	488.1	10.6	4.8	—	493.9
Asset-backed securities	110.9	2.2	0.1	0.2	112.8
Collateralized loan obligations	342.9	1.8	1.3	—	343.4
Total fixed maturities	$4,145.2	$88.4	$29.3	$7.0	$4,197.3

December 31, 2020
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturities
U.S. Governments	$385.4	$14.7	$0.3	$—	$399.8
Foreign Governments	284.1	11.6	0.7	0.2	294.8
Obligations of states and political subdivisions	163.1	7.7	0.3	0.1	170.4
Corporate bonds	1,925.9	75.3	13.3	6.1	1,981.8
Commercial mortgage-backed securities	324.8	15.2	0.3	—	339.7
Residential mortgage-backed securities	491.4	17.4	0.6	—	508.2
Asset-backed securities	120.5	2.9	0.4	0.2	122.8
Collateralized loan obligations	285.9	4.9	1.2	—	289.6
Total fixed maturities	$3,981.1	$149.7	$17.1	$6.6	$4,107.1
Contractual Maturity
The amortized cost and fair values of fixed maturity investments as of September 30, 2021, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$288.7	$292.9
Due after one year through five years	1,670.6	1,695.1
Due after five years through ten years	719.6	728.6
Due after ten years	121.3	121.4
Structured securities	1,345.0	1,359.3
Total	$4,145.2	$4,197.3
The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Other Investments
Details regarding the carrying value and unfunded investment commitments of other investments as of September 30, 2021 and December 31, 2020 were as follows:

September 30, 2021
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$102.1	$—
Private equity	254.3	63.0
Overseas deposits	64.6	—
Other	4.8	—
Total other investments	$425.8	$63.0

December 31, 2020
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$111.2	$—
Private equity	211.4	80.0
Overseas deposits	102.1	—
Other	4.7	—
Total other investments	$429.4	$80.0
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
•Other: Other includes participation in investment pools.
Unrealized Losses
An aging of unrealized losses on our investments in fixed maturities is presented below:

September 30, 2021	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$161.1	$1.7	$5.6	$0.4	$166.7	$2.1
Foreign Governments	117.7	2.4	1.3	0.3	119.0	2.7
Obligations of states and political subdivisions	28.3	0.5	0.4	0.4	28.7	0.9
Corporate bonds	626.4	10.8	40.7	3.6	667.1	14.4
Commercial mortgage-backed securities	136.9	2.6	8.9	0.4	145.8	3.0
Residential mortgage-backed securities	207.4	4.6	4.8	0.2	212.2	4.8
Asset-backed securities	21.3	0.1	—	—	21.3	0.1
Collateralized loan obligations	126.8	1.3	2.4	—	129.2	1.3
Total fixed maturities	$1,425.9	$24.0	$64.1	$5.3	$1,490.0	$29.3

December 31, 2020	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$40.6	$0.3	$—	$—	$40.6	$0.3
Foreign Governments	18.0	0.5	0.1	0.2	18.1	0.7
Obligations of states and political subdivisions	5.2	0.3	—	—	5.2	0.3
Corporate bonds	202.5	6.7	17.5	6.6	220.0	13.3
Commercial mortgage-backed securities	21.8	0.3	—	—	21.8	0.3
Residential mortgage-backed securities	74.4	0.4	3.0	0.2	77.4	0.6
Asset-backed securities	4.6	0.4	—	—	4.6	0.4
Collateralized loan obligations	121.1	0.9	49.1	0.3	170.2	1.2
Total fixed maturities	$488.2	$9.8	$69.7	$7.3	$557.9	$17.1
We hold a total of 5,377 fixed maturity securities, of which 577 were in an unrealized loss position for less than one year and 85 were in an unrealized loss position for a period one year or greater as of September 30, 2021.
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

The following table presents a roll-forward of the changes in allowance for credit losses on available-for-sale fixed maturities by industry category for the three and nine months ending September 30, 2021 and 2020, respectively:

(in millions)	Foreign Governments	Obligations of states and political subdivisions	Corporate bonds	Asset backed securities	Total
Beginning balance, June 30, 2021	$0.2	$—	$6.2	$—	$6.4
Securities for which allowance was not previously recorded	—	—	0.7	0.2	0.9
Securities sold during the period	—	—	(0.2)	—	(0.2)
Additional net increases (decreases) in existing allowance	—	—	(0.1)	—	(0.1)
Ending balance, September 30, 2021	$0.2	$—	$6.6	$0.2	$7.0

(in millions)	Foreign Governments	Obligations of states and political subdivisions	Corporate bonds	Asset backed securities	Total
Beginning balance, June 30, 2020	$0.3	$0.1	$39.7	$0.1	$40.2
Securities for which allowance was not previously recorded	0.1	—	13.6	—	13.7
Securities sold during the period	(0.2)	—	(14.7)	—	(14.9)
Additional net increases (decreases) in existing allowance	—	0.1	(6.4)	1.0	(5.3)
Ending balance, September 30, 2020	$0.2	$0.2	$32.2	$1.1	$33.7

(in millions)	Foreign Governments	Obligations of states and political subdivisions	Corporate bonds	Asset backed securities	Total
Beginning balance, January 1, 2021	$0.2	$0.1	$6.1	$0.2	$6.6
Securities for which allowance was not previously recorded	—	—	2.7	0.2	2.9
Securities sold during the period	—	—	(1.1)	—	(1.1)
Additional net increases (decreases) in existing allowance	—	(0.1)	(1.1)	(0.2)	(1.4)
Ending balance, September 30, 2021	$0.2	$—	$6.6	$0.2	$7.0

(in millions)	Foreign Governments	Obligations of states and political subdivisions	Corporate bonds	Asset backed securities	Total
Beginning balance, January 1, 2020	$—	$—	$—	$—	$—
Additions-initial adoption of accounting standard	—	—	6.8	0.1	6.9
Securities for which allowance was not previously recorded	0.3	0.3	14.4	—	15.0
Securities sold during the period	(0.2)	—	(15.5)	—	(15.7)
Additional net increases (decreases) in existing allowance	0.1	(0.1)	26.5	1.0	27.5
Ending balance, September 30, 2020	$0.2	$0.2	$32.2	$1.1	$33.7
Total credit impairment (gains) losses included in net realized investment gains (losses) in the Consolidated Statement of Income was $0.8 million and $1.5 million for the three and nine months ended September 30, 2021, respectively. Total credit impairment losses included in net realized investment gains (losses) in the Consolidated Statement of Income was $10.5 million and $43.0 million for the three and nine months ended September 30, 2020, respectively.

Investment Gains and Losses
The following table presents our gross realized investment gains (losses):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Realized gains on fixed maturities and other
Fixed maturities	$3.3	$7.2	$26.3	$30.5
Other investments, including short-terms	0.9	10.8	8.9	70.7
Other assets	—	—	3.4	32.3
	4.2	18.0	38.6	133.5
Realized losses on fixed maturities and other
Fixed maturities	(0.4)	(7.5)	(5.0)	(25.7)
Other investments, including short-terms	(3.3)	(12.6)	(16.6)	(58.4)
Other assets	(1.4)	(0.4)	(14.0)	(0.9)
Credit losses on fixed maturities	(0.7)	(10.5)	(1.5)	(43.0)
	(5.8)	(31.0)	(37.1)	(128.0)
Equity securities
Net realized gains (losses) on equity securities	1.4	(3.2)	0.3	(15.8)
Change in unrealized gains (losses) on equity securities held at the end of the period	(5.1)	10.5	30.7	(13.7)
Net realized gains (losses) on equity securities	(3.7)	7.3	31.0	(29.5)
Net realized investment and other gains (losses) before income taxes	(5.3)	(5.7)	32.5	(24.0)
Income tax (benefit) provision	—	(0.5)	—	(1.7)
Net realized investment gains (losses), net of income taxes	$(5.3)	$(5.2)	$32.5	$(22.3)
The cost of securities sold is based on the specific identification method.
Changes in unrealized gains (losses) related to investments are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Change in unrealized gains (losses)
Fixed maturities	$(23.0)	$42.5	$(70.7)	$66.9
Other investments	—	0.2	—	(14.0)
Other and short-term investments	(0.3)	—	(0.6)	—
Net unrealized investment gains (losses) before income taxes	(23.3)	42.7	(71.3)	52.9
Income tax provision (benefit)	(4.4)	7.0	(13.0)	12.2
Net unrealized investment gains (losses), net of income taxes	$(18.9)	$35.7	$(58.3)	$40.7
Foreign Currency Exchange Forward Contracts
We enter into foreign currency exchange forward contracts to manage operational currency exposure on our Canadian dollar investment portfolio and certain catastrophic events, minimize negative impacts to investment portfolio returns and gain exposure to a total return strategy which invests in multiple currencies.  The currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other liabilities” and “Other assets” at September 30, 2021 and December 31, 2020, respectively. The net realized gains and (losses) are included in “Net realized investment gains (losses)” in our Consolidated Statements of Income (Loss).

The fair value of our foreign currency exchange forward contracts as of September 30, 2021 and December 31, 2020 was as follows:

(in millions)	September 30, 2021	December 31, 2020
Operational currency exposure	$(0.3)	$0.4
Asset manager investment exposure	2.0	(0.2)
Total return strategy	(3.4)	0.7
Total	$(1.7)	$0.9
The following table represents our gross investment realized gains and losses on our foreign currency exchange forward contracts:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Realized gains
Operational currency exposure	$—	$4.2	$7.1	$10.1
Asset manager investment exposure	1.0	—	2.8	1.0
Total return strategy	6.9	10.3	13.0	43.5
Gross realized investment gains	7.9	14.5	22.9	54.6
Realized losses
Operational currency exposure	(5.2)	(1.8)	(17.8)	(6.5)
Asset manager investment exposure	—	(0.9)	(0.8)	(1.9)
Total return strategy	(6.9)	(10.4)	(12.0)	(47.0)
Gross realized investment losses	(12.1)	(13.1)	(30.6)	(55.4)
Net realized investment (losses) gains on foreign currency exchange forward contracts	$(4.2)	$1.4	$(7.7)	$(0.8)
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

(in millions)	September 30, 2021	December 31, 2020
Securities on deposit for regulatory and other purposes	$205.3	$227.5
Securities pledged as collateral for letters of credit and other	191.0	189.4
Securities and cash on deposit supporting Lloyd’s business (1)	331.2	409.2
Total restricted investments	$727.5	$826.1
(1) As the corporate member for our Lloyd’s syndicates, Argo’s share of Argo (No. 604) Limited’s required Funds to maintain at Lloyd’s was $397.9 million at September 30, 2021, of which $179.0 million was provided by Argo Re, Ltd. (“Argo Re.”)
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
We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of September 30, 2021 and December 31, 2020. A description of the valuation techniques we use to measure assets at fair value is as follows:
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

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	September 30, 2021	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
U.S. Governments	$410.2	$398.3	$11.9	$—
Foreign Governments	229.1	—	229.1	—
Obligations of states and political subdivisions	175.7	—	175.7	—
Corporate bonds	2,023.0	—	2,019.2	3.8
Commercial mortgage-backed securities	409.2	—	409.2	—
Residential mortgage-backed securities	493.9	—	493.9	—
Asset-backed securities	112.8	—	112.8	—
Collateralized loan obligations	343.4	—	343.4	—
Total fixed maturities	4,197.3	398.3	3,795.2	3.8
Equity securities	181.8	156.3	—	25.5
Other investments	65.1	—	65.1	—
Short-term investments	508.6	497.4	11.2	—
	$4,952.8	$1,052.0	$3,871.5	$29.3
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

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:
Fair Value Measurements Using Observable Inputs (Level 3)

(in millions)	Corporate Bonds	Equity Securities	Short Term Investments	Total
Beginning balance, January 1, 2021	$7.0	$17.5	$—	$24.5
Transfers into Level 3	—	1.5	—	1.5
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in net income	0.1	6.5	—	6.6
Included in other comprehensive income	0.1	—	—	0.1
Purchases, issuances, sales, and settlements:
Purchases	0.1	—	—	0.1
Issuances	—	—	—	—
Sales	(3.5)	—	—	(3.5)
Settlements	—	—	—	—
Ending balance, September 30, 2021	$3.8	$25.5	$—	$29.3
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2021	$—	$—	$—	$—

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2020	$7.4	$18.2	$25.6
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income	—	(5.9)	(5.9)
Included in other comprehensive loss	(0.5)	—	(0.5)
Purchases, issuances, sales, and settlements:
Purchases	0.1	5.2	5.3
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Ending balance, December 31, 2020	$7.0	$17.5	$24.5
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2020	$—	$—	$—
At September 30, 2021 and December 31, 2020, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.

4.    Allowance for Credit Losses
Premiums receivable
The following table represents the balances of premiums receivable, net of allowance for expected credit losses, at September 30, 2021 and January 1, 2021, and the changes in the allowance for expected credit losses for the nine months ended September 30, 2021.

(in millions)	Premiums Receivable, Net of Allowance for Estimated Uncollectible Premiums	Allowance for Estimated Uncollectible Premiums
Balance, January 1, 2021	$679.8	$9.4
Current period change for estimated uncollectible premiums		—
Write-offs of uncollectible premiums receivable		(0.6)
Foreign exchange adjustments		—
Balance, September 30, 2021	$701.9	$8.8
Reinsurance Recoverables
The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, at September 30, 2021 and January 1, 2021, and changes in the allowance for estimated uncollectible reinsurance for the nine months ended September 30, 2021.

(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance
Balance, January 1, 2021	$3,009.0	$4.1
Current period change for estimated uncollectible reinsurance		(0.3)
Write-offs of uncollectible reinsurance recoverables		—
Balance, September 30, 2021	$2,954.0	$3.8
We primarily utilize A.M. Best credit ratings when determining the allowance, adjusted as needed based on our historical experience with the reinsurers. A portion of our reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.

5.    Reserves for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Nine Months Ended September 30,
(in millions)	2021	2020
Net reserves beginning of the year	$2,906.1	$2,722.7
Net AIL reserves acquired	—	27.9
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	884.9	876.9
Prior accident years	6.0	6.1
Losses and LAE incurred during calendar year, net of reinsurance	890.9	883.0
Deduct:
Net reserve ceded - reinsurance to close transaction for years of account 2017 and prior (1)	219.7	—
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	100.5	188.2
Prior accident years	552.8	632.7
Losses and LAE payments made during current calendar year, net of reinsurance:	653.3	820.9
Change in participation interest (2)	12.5	33.0
Foreign exchange adjustments	(7.3)	23.0
Net reserves - end of period	2,929.2	2,868.7
Add:
Reinsurance recoverables on unpaid losses and LAE, end of period	2,510.3	2,521.3
Gross reserves - end of period	$5,439.5	$5,390.0
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
The impact from the (favorable) unfavorable development of prior accident years’ loss and LAE reserves on each reporting segment is presented below:

	For the Nine Months Ended September 30,
(in millions)	2021	2020
U.S. Operations	$(0.7)	$(0.5)
International Operations	0.1	(4.5)
Run-off Lines	6.6	11.1
Total (favorable) unfavorable prior-year development	$6.0	$6.1
The following describes the primary factors behind each segment’s prior accident year reserve development for the nine months ended September 30, 2021 and 2020:
Nine months ended September 30, 2021:
•U.S. Operations: Favorable development primarily in specialty lines, partially offset by unfavorable development in liability and professional lines.

•International Operations: Unfavorable development primarily related to a one-time accounting adjustment and large claim movements in Argo Insurance Bermuda, partially offset by favorable development in property lines, including losses associated with prior year catastrophe losses.
•Run-off Lines: Unfavorable loss reserve development on prior accident years in risk management workers compensation, other run-off lines and an individual environmental loss.
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
•Run-off Lines: Unfavorable loss reserve development on prior accident years in asbestos and environmental, driven by asbestos claims remaining open longer than expected, higher defense costs and movement on individual environmental claims as well as unfavorable development in other run-off lines, partially offset by favorable development in risk management workers compensation.
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
Debt. At September 30, 2021 and December 31, 2020, the fair value of our debt instruments is determined using both Level 1 and Level 2 inputs, as previously defined in Note 3, “Investments.”
We receive fair value prices from third-party pricing services for our financial instruments as well as for similar financial instruments. These prices are determined using observable market information such as publicly traded quoted prices, and trading prices for similar financial instruments actively being traded in the current market. We have reviewed the processes used by the third-party providers for pricing the securities and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of September 30, 2021 and December 31, 2020. A description of the valuation techniques we use to measure these liabilities at fair value is as follows:
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

A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	September 30, 2021		December 31, 2020
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures:
Trust preferred debentures	$172.7	$173.1	$172.7	$173.6
Subordinated debentures	85.4	92.0	85.1	92.3
Total junior subordinated debentures	258.1	265.1	257.8	265.9
Senior unsecured fixed rate notes	140.3	150.1	140.2	146.7
Floating rate loan stock	58.7	58.9	60.7	61.0
	457.1	474.1	458.7	473.6
Based on an analysis of the inputs, our financial instruments measured at fair value for disclosure purposes have been categorized as follows:

	Fair Value Measurements at Reporting Date Using
(in millions)	September 30, 2021	Level 1 (a)	Level 2 (b)	Level 3 (c)
Junior subordinated debentures:
Trust preferred debentures	$173.1	$—	$173.1	$—
Subordinated debentures	92.0	—	92.0	—
Total junior subordinated debentures	265.1	—	265.1	—
Senior unsecured fixed rate notes	150.1	150.1	—	—
Floating rate loan stock	58.9	—	58.9	—
	474.1	150.1	324.0	—
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
(a)Quoted prices in active markets for identical assets
(b)Significant other observable inputs
(c)Significant unobservable inputs

7.    Shareholders’ Equity
On August 6, 2021, our Board of Directors declared a quarterly cash dividend in the amount of $0.31 on each common share outstanding. On September 15, 2021, we paid $10.8 million to our shareholders of record on August 31, 2021.

On August 6, 2021, our Board of Directors declared a quarterly cash dividend in the amount of $437.500 per share on our 7.00% Resettable Fixed Rate Preference Shares, Series A, par value of $1.00 per share, with a liquidation preference of $25,000 per share (the “Series A Preference Shares”). Holders of depositary shares, each representing a 1/1,000th interest in a Series A Preference Share (the “Depositary Shares”), received $0.437500 per Depositary Share. On September 15, 2021, we paid $2.6 million to our shareholders of record of Series A Preference Shares on August 31, 2021.

On August 7, 2020, our Board of Directors declared a quarterly cash dividend in the amount of $0.31 on each common share outstanding. On September 11, 2020, we paid $10.9 million to our shareholders of record on August 28, 2020.
On August 7, 2020, our Board of Directors declared a quarterly cash dividend in the amount of $330.556 per share on our 7.00% Resettable Fixed Rate Preference Shares, Series A, par value of $1.00 per share, with a liquidation preference of $25,000 per share (the “Series A Preference Shares”). Holders of depositary shares, each representing a 1/1,000th interest in a Series A Preference Share (the “Depositary Shares”), received $0.330556 per Depositary Share. On September 15, 2020, we paid $2.0 million to our shareholders of record of Series A Preference Shares on September 1, 2020.
On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all previous repurchase authorizations. As of September 30, 2021, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
We did not repurchase any common shares for the nine months ended September 30, 2021.
8.    Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive (loss) income, net of taxes (where applicable) by component for the nine months ended September 30, 2021 and 2020 is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2021	$(37.9)	$105.1	$(8.6)	$58.6
Other comprehensive income (loss) before reclassifications	0.2	(49.2)	1.5	(47.5)
Amounts reclassified from accumulated other comprehensive loss	—	(9.1)	—	(9.1)
Net current-period other comprehensive income (loss)	0.2	(58.3)	1.5	(56.6)
Balance, September 30, 2021	$(37.7)	$46.8	$(7.1)	$2.0

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2020	$(22.6)	$33.5	$(8.1)	$2.8
Other comprehensive income (loss) before reclassifications	(12.3)	55.9	—	43.6
Amounts reclassified from accumulated other comprehensive loss	—	(15.2)	—	(15.2)
Net current-period other comprehensive income (loss)	(12.3)	40.7	—	28.4
Cumulative effect of adoption of ASU 2016-13	—	5.7	—	5.7
Balance, September 30, 2020	$(34.9)	$79.9	$(8.1)	$36.9
The amounts reclassified from accumulated other comprehensive income (loss) shown in the above table have been included in the following captions in our Consolidated Statements of Income (Loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Unrealized gains and losses on securities:
Net realized investment losses (gains)	$8.2	$4.5	$(11.0)	$(15.4)
(Benefit) provision for income taxes	(0.4)	(0.5)	1.9	0.2
Net of taxes	$7.8	$4.0	$(9.1)	$(15.2)
Income tax effects are released from accumulated other comprehensive income (loss) for unrealized gains or losses when the gains or losses are realized, and are taxed at the statutory rate based on jurisdiction of the underlying transaction.

9.    Net Income (Loss) Per Common Share
The following table presents the calculation of net income (loss) per common share on a basic and diluted basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except number of shares and per share amounts)	2021	2020	2021	2020
Net income (loss)	$22.4	$(23.1)	$122.0	$(53.2)
Less: Preferred share dividends	2.6	2.0	7.9	2.0
Net income (loss) attributable to common shareholders	19.8	(25.1)	114.1	(55.2)
Weighted average common shares outstanding - basic	34,854,724	34,667,266	34,796,528	34,590,659
Effect of dilutive securities:
Equity compensation awards	181,976	—	265,888	—
Weighted average common shares outstanding - diluted	35,036,700	34,667,266	35,062,416	34,590,659
Net income (loss) per common share:
Basic	$0.57	$(0.72)	$3.28	$(1.60)
Diluted	$0.56	$(0.72)	$3.26	$(1.60)
Excluded from the weighted average common shares outstanding calculation at September 30, 2021 and 2020 are 11,315,889 shares, which are held as treasury shares. The shares are excluded as of their repurchase date. There were 26,422 and 49,796 weighted average shares excluded from the computation of diluted net income per common share because they were anti-dilutive for the three and nine months ended September 30, 2021, respectively. Due to the net loss incurred for the three and nine months ended September 30, 2020, all of the potentially dilutive securities were anti-dilutive, and therefore, omitted from the calculation.
10.    Supplemental Cash Flow Information
Interest paid and income taxes paid (recovered) were as follows:

	For the Nine Months Ended September 30,
(in millions)	2021	2020
Senior unsecured fixed rate notes	$7.0	$7.0
Junior subordinated debentures	7.5	9.4
Other indebtedness	1.5	4.6
Total interest paid	$16.0	$21.0

Income taxes paid	30.7	46.0
Income taxes recovered	(1.2)	(1.6)
Income taxes paid, net	$29.5	$44.4
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
Restricted Shares
A summary of non-vested restricted share activity as of September 30, 2021 and changes during the nine months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2021	370,027	$44.22
Granted	159,382	$54.97
Vested and issued	(142,705)	$45.94
Expired or forfeited	(92,039)	$44.41
Outstanding at September 30, 2021	294,665	$49.15
The restricted shares vest over one to four years. Expense recognized under this plan for the restricted shares was $1.4 million and $4.3 million for the three and nine months ended September 30, 2021, respectively, as compared to $1.4 million and $5.9 million for the three and nine months ended September 30, 2020, respectively. Compensation expense for all share-based compensation awards is included in “Underwriting, acquisition and insurance expenses” in the accompanying Consolidated Statements of Income (Loss). As of September 30, 2021, there was $11.4 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group.
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
A summary of non-vested performance share activity as of September 30, 2021 and changes during the nine months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2021	157,847	$43.10
Granted	100,291	$54.79
Vested and issued	(8,987)	$44.49
Expired or forfeited	(45,768)	$48.36
Outstanding at June 30, 2021	203,383	$47.62
Expense recognized under this plan for the performance shares was $0.2 million and $1.8 million for the three and nine months ended September 30, 2021, respectively, as compared to $0.2 million and $0.9 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, there was $5.6 million of total unrecognized compensation cost related to performance share compensation arrangements granted by Argo Group.

12.    Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Commissions	$88.0	$79.4	$236.2	$201.9
Other underwriting, acquisition and insurance expenses	105.1	99.1	315.7	304.3
	193.1	178.5	551.9	506.2
Net deferral of policy acquisition costs	(16.0)	(16.6)	(21.1)	(16.4)
Total underwriting, acquisition and insurance expenses	$177.1	$161.9	$530.8	$489.8

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
We also have operations in Brazil, France, Ireland, Italy, Malta, and Switzerland, which also are subject to income taxes imposed by the jurisdiction in which they operate. We have operations in Barbados and the United Arab Emirates, which are not subject to income tax under the laws of those countries.
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

Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the three and nine months ended September 30, 2021 and 2020, pre-tax income (loss) attributable to our operations and the corresponding operations’ effective tax rates were as follows:

	For the Three Months Ended September 30,
	2021			2020
(in millions)	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$7.2		—%	$5.5		0.1%
United States	21.4		26.8%	7.2		3.1%
United Kingdom	(6.1)		(1.0)%	(38.1)		9.7%
Barbados	—		—%	—		—%
Belgium	—		—%	0.2		22.8%
Brazil	5.9		—%	0.3		—%
United Arab Emirates	0.9		—%	0.4		—%
Ireland	—	(1)	—%	—	(1)	—%
Italy	0.2		—%	(0.9)		—%
Malta	(1.3)		—%	(1.1)		—%
Switzerland	—	(1)	—%	—	(1)	1.0%
Pre-tax income (loss)	$28.2		20.6%	$(26.5)		12.9%
(1)    Pre-tax income (loss) for the respective year was less than $0.1 million.

	For the Nine Months Ended September 30,
	2021			2020
(in millions)	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$14.5		—%	$(49.1)		—%
United States	126.7		20.7%	62.5		21.3%
United Kingdom	(14.9)		68.4%	(65.7)		9.9%
Barbados	—	(1)	—%	—		—%
Belgium	—		—%	0.2		25.3%
Brazil	9.8		—%	3.2		—%
United Arab Emirates	1.2		—%	1.8		—%
Ireland	(0.1)		—%	(0.1)		—%
Italy	1.4		—%	0.7		—%
Malta	(0.4)		—%	0.2		—%
Switzerland	(0.1)		—%	—	(1)	—%
Pre-tax income (loss)	$138.1		11.7%	$(46.3)		(14.8)%
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

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2021	2020		2021	2020
Income tax provision at expected rate	$5.6	$(6.5)		28.4	2.8
Tax effect of:
Nontaxable investment income	(0.1)	(0.2)		(0.4)	(0.5)
Foreign exchange adjustments	0.2	0.7		(0.3)	0.1
Goodwill	—	—	(1)	—	1.0
Withholding taxes	—	—	(1)	0.1	0.1
Prior period adjustments	—	0.9		—	0.9
Change in uncertain tax position liability	(0.4)	—		(2.3)	—
Change in valuation allowance	0.8	1.2		(1.1)	1.2
Impact of change in tax rate related to Finance Act 2021	—	—		(7.4)	—
Other	(0.3)	0.5		(0.9)	1.3
Income tax provision (benefit)	$5.8	$(3.4)		$16.1	$6.9
(1) Tax effect of the adjustment for the respective year was less than $0.1 million.
Our gross deferred tax assets are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future taxable income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of future taxable income sufficient to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally for our U.S. property and casualty insurers two years for net operating losses and for all our U.S. subsidiaries three years for capital losses. If a company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. For the three and nine months ended September 30, 2021, the net change in valuation allowance for deferred tax assets was an increase (decrease) of $0.8 million and $(1.1) million, respectively, relating to the following: Internal Revenue Code Section 382 limited net operating loss carryforwards within the United States, cumulative losses incurred since inception, and valuation allowances acquired through or related to acquisitions. Based upon a review of our available evidence, both positive and negative discussed above, our management concluded that it is more-likely-than-not that the other deferred tax assets will be realized.
For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. For the three and nine months ended September 30, 2021, the Company had a net decrease of uncertain tax positions in the amount of $(0.4) million and $(2.3) million, respectively. A net increase (decrease) of interest in the amount of $0.1 million and $(0.3) million has been recorded in the line item “Interest expense” in our Consolidated Statements of (Loss) Income for the three and nine months ended September 30, 2021, respectively. A net increase (decrease) of penalty in the amount of $0.0 million and $(0.4) million has been recorded in the line “Underwriting, acquisition and insurance expenses” in our Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2021, respectively.
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

We have contractual commitments to invest up to $63.0 million related to our limited partnership investments at September 30, 2021, as further disclosed in Note 3, “Investments.” These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time, not to exceed twelve years.
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
Revenue and income (loss) before income taxes for each segment were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Revenue:
Earned premiums
U.S. Operations	$323.5	$298.7	$952.4	$902.8
International Operations	163.9	146.7	471.1	410.8
Run-off Lines	0.1	0.1	0.4	0.3
Total earned premiums	487.5	445.5	1,423.9	1,313.9
Net investment income
U.S. Operations	29.2	30.1	91.7	56.1
International Operations	12.3	9.9	38.2	19.0
Run-off Lines	0.9	1.5	2.8	2.8
Corporate and Other	3.7	0.5	10.5	1.1
Total net investment income	46.1	42.0	143.2	79.0
Net realized investment gains (losses)	(5.3)	(5.7)	32.5	(24.0)
Total revenue	$528.3	$481.8	$1,599.6	$1,368.9

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Income (loss) before income taxes
U.S. Operations	$39.9	$20.1	$130.1	$88.2
International Operations	6.9	(14.7)	14.6	(54.5)
Run-off Lines	(3.6)	(9.5)	(4.5)	(10.3)
Total segment income before taxes	43.2	(4.1)	140.2	23.4
Corporate and Other	(11.0)	(8.3)	(30.2)	(32.1)
Net realized investment and other gains (losses)	(5.3)	(5.7)	32.5	(24.0)
Foreign currency exchange losses	1.3	(8.4)	(4.4)	(13.6)
Total income (loss) before income taxes	$28.2	$(26.5)	$138.1	$(46.3)

The table below presents earned premiums by geographic location for the three and nine months ended September 30, 2021 and 2020. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
United States	$322.7	$299.1	$949.7	$900.2
United Kingdom	129.1	90.6	344.9	252.8
Bermuda	10.3	27.3	46.1	73.8
Malta	7.7	13.0	32.7	43.3
All other jurisdictions	17.7	15.5	50.5	43.8
Total earned premiums	$487.5	$445.5	$1,423.9	$1,313.9
The following table represents identifiable assets:

(in millions)	September 30, 2021	December 31, 2020
U.S. Operations	$5,841.6	$6,032.2
International Operations	3,900.6	3,899.4
Run-off Lines	270.3	335.9
Corporate and Other	505.6	198.3
Total	$10,518.1	$10,465.8
Included in total assets at September 30, 2021 and December 31, 2020 are $597.5 million and $825.9 million, respectively, in assets associated with trade capital providers.
16.    Subsequent Event
On October 4, 2021, we reached an agreement to sell our Brazilian operations, Argo Seguros Brasil S.A. (“Argo Brazil”), to Spice Private Equity Ltd., an investment company focused on global private equity investments, for a purchase price of 160 million Brazilian Reais (approximately $29.8 million), subject to the terms and conditions set forth in the purchase agreement. Argo Brazil is one of the units within our International Operations reporting segment. The transaction is subject to regulatory and anti-trust approval and is expected to close in the fourth quarter of 2021. As of the date of the financial statements included in this Quarterly Report on Form 10-Q we are unable to reasonably estimate the gain/loss that will result from this transaction.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2021 compared with the three and nine months ended September 30, 2020, and a discussion of our financial condition as of September 30, 2021. This discussion and analysis should be read in conjunction with the attached unaudited interim Condensed Consolidated Financial Statements and notes thereto and Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2021, including the audited Consolidated Financial Statements and notes thereto.
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
Consolidated Results of Operations
For the three and nine months ended September 30, 2021, we reported net income attributable to common shareholders of $19.8 million ($0.56 per diluted common share) and $114.1 million ($3.26 per diluted common share), respectively. For the three and nine months ended September 30, 2020, we reported a net loss attributable to common shareholders of $25.1 million ($0.72 per diluted common share) and $55.2 million ($1.60 per diluted common share), respectively.
The following is a comparison of selected data from our operations, as well as book value per common share, for the relevant comparative periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Gross written premiums	$875.6	$890.2	$2,447.4	$2,515.7
Earned premiums	$487.5	$445.5	$1,423.9	$1,313.9
Net investment income	46.1	42.0	143.2	79.0
Net realized investment gains (losses):
Net realized investment gains (losses)	0.6	(5.7)	3.3	32.7
Change in fair value of equity securities	(5.1)	10.5	30.7	(13.7)
Credit losses on fixed maturity securities	(0.8)	(10.5)	(1.5)	(43.0)
Net realized investment (losses) gains	(5.3)	(5.7)	32.5	(24.0)
Total revenue	$528.3	$481.8	$1,599.6	$1,368.9
Income (loss) before income taxes	$28.2	$(26.5)	$138.1	$(46.3)
Income tax provision (benefit)	5.8	(3.4)	16.1	6.9
Net income (loss)	$22.4	$(23.1)	$122.0	$(53.2)
Less: Dividends on preferred shares	2.6	2.0	7.9	2.0
Net income (loss) attributable to common shareholders	$19.8	$(25.1)	$114.1	$(55.2)
Loss ratio	64.0%	73.8%	62.5%	67.2%
Expense ratio	36.3%	36.3%	37.3%	37.2%
Combined ratio	100.3%	110.1%	99.8%	104.4%

	September 30, 2021	December 31, 2020	September 30, 2020
Book value per common share	$50.01	$49.40	$49.17

Impact of COVID-19
Beginning in March 2020 and continuing into 2021, the global COVID-19 pandemic, including the arrival of new strains of the virus, has resulted in significant disruptions in economic activity and financial markets. While the Company’s consolidated net investment income benefited from the gradual improvement of economic conditions as the impact of the pandemic lessened during the first nine months of 2021, COVID-19 has directly and indirectly adversely affected the Company and may continue to do so for an uncertain period of time. For the three and nine months ended September 30, 2021, our underwriting results included net pre-tax catastrophe losses of $3.0 million and $12.0 million, respectively, associated with COVID-19 and related economic conditions, as compared to $16.9 million and $60.5 million, respectively, for the three and nine months ended September 30, 2020. Premium levels in certain lines in both our U.S. and International Operations have been negatively impacted by the challenges of the economic slowdown. Conversely, our current accident year non-catastrophe loss results saw reduced claim activity during the nine months ended September 30, 2021 due, in part, to the impact of the COVID-19 pandemic. While this reduction in claim activity during 2021 was not as significant as that experienced for the same period in 2020, the 2021 current accident year non-catastrophe claim frequency is still below our historical averages. Our liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the nine months ended September 30, 2021 or 2020. Although vaccines are now available and are in the process of being widely distributed, the extent to which COVID-19 (including emerging new strains of the COVID-19 virus) will continue to impact our business will depend on future developments that cannot be predicted, and while we have recorded our best estimates of this impact as of and for the three and nine months ended September 30, 2021, actual results in future periods could materially differ from those disclosed herein.
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

	For the Three Months Ended September 30,
	2021		2020
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$487.5		$445.5

Losses and loss adjustment expenses, as reported	311.7	64.0%	328.9	73.8%
Less:
Favorable (unfavorable) prior accident year loss development	(6.2)	(1.3)%	(1.6)	(0.4)%
Catastrophe losses, including COVID-19	(27.3)	(5.6)%	(71.2)	(16.0)%
Current accident year non-catastrophe losses (non-GAAP)	$278.2	57.1%	$256.1	57.4%
Expense ratio		36.3%		36.3%
Current accident year non-catastrophe combined ratio (non-GAAP)		93.4%		93.7%

	For the Nine Months Ended September 30,
	2021		2020
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$1,423.9		$1,313.9

Losses and loss adjustment expenses, as reported	$890.9	62.5%	$883.0	67.2%
Less:
Favorable (unfavorable) prior accident year loss development	(6.0)	(0.4)%	(6.1)	(0.5)%
Catastrophe losses, including COVID-19	(85.9)	(6.0)%	(128.2)	(9.8)%
Current accident year non-catastrophe losses (non-GAAP)	$799.0	56.1%	$748.7	56.9%
Expense ratio		37.3%		37.2%
Current accident year non-catastrophe combined ratio (non-GAAP)		93.4%		94.1%
Gross Written and Earned Premiums
Consolidated gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended September 30,
	2021		2020
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$160.8	$64.0	$251.8	$80.9
Liability	375.7	203.7	365.1	192.0
Professional	192.3	125.1	161.4	93.2
Specialty	146.8	94.7	111.9	79.4
Total	$875.6	$487.5	$890.2	$445.5

	For the Nine Months Ended September 30,
	2021		2020
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$451.0	$220.7	$654.0	$232.9
Liability	1,030.4	600.8	990.6	580.7
Professional	530.7	341.0	469.4	265.4
Specialty	435.3	261.4	401.7	234.9
Total	$2,447.4	$1,423.9	$2,515.7	$1,313.9

Consolidated gross written premiums decreased $14.6 million, or (1.6)%, for the three months ended September 30, 2021, as compared to the same period ended 2020, and $68.3 million, or 2.7%, for the nine months ended September 30, 2021, as compared to the same period ended 2020. The decrease in gross written premiums for the three months ended September 30, 2021 is attributable to businesses we are exiting, plan to exit or have sold, including sales of Ariel Re in November 2020, our businesses in Italy and Malta, and our U.S. grocery business, and re-underwriting actions across our catastrophe exposed lines of business. Partially offsetting the decrease was our U.S. Operations which increased 3.7% as compared to the same period in 2020, concentrated in Liability and Professional Lines. The decrease in gross written premiums for the nine months ended September 30, 2021 was primarily due to a 13.2% year-over-year decrease in International Operations, driven by the sale of Ariel Re, partially offset by 4.4% growth in gross written premiums in U.S. Operations for the comparative periods. Both U.S. Operations and International Operations continued to see overall rate increases (mid single to low double digits) during the three and nine months ended September 30, 2021.

Consolidated net earned premiums for the three and nine months ended September 30, 2021 increased $42.0 million, or 9.4%, and $110.0 million, or 8.4%, respectively, as compared to the same periods ended 2020. Net earned premiums increased in both U.S. Operations and International Operations for the three and nine months ended September 30, 2021. The increase in U.S. Operations was due to premium growth and change in business mix, while International Operations was driven by growth in Syndicate 1200 primarily due to significantly decreasing our use of third-party capital at Lloyd’s for the 2021 year of account, partially offset by the sale of Ariel Re. We anticipate the negative impact to net earned premiums from the sale of Ariel Re to be greater in future quarters, as we have no new business, but continue to earn premium from the 2020 and prior Lloyd’s years of account where we still participate on Syndicate 1910.
Our gross written and earned premiums are further discussed by reporting segment and major lines of business below under the heading “Segment Results.”
Net Investment Income
Consolidated net investment income for the three and nine months ended September 30, 2021 was $46.1 million and $143.2 million, respectively, compared to $42.0 million and $79.0 million for the same periods ended 2020. The increase in net investment income for the three and nine months ended September 30, 2021 compared to the same periods in 2020 was driven by increases from our alternative investment portfolio and included gains from both private equity and hedge fund investments. The increase was partially offset by a decline in net investment income from our fixed maturities portfolio. Our alternative investment portfolio, which is reported on a one to three-month lag, produced net investment income for the three and nine months ended September 30, 2021 of $24.2 million and $74.8 million, respectively, compared to net investment income of $19.3 million and net investment loss of $1.6 million for the same periods ended 2020, primarily from higher returns on hedge funds and private equity investments as valuations benefited from the improving circumstances surrounding COVID-19 throughout 2021.
Net investment income from fixed maturity assets held directly and dividends from equity securities was $21.9 million and $68.4 million for the three and nine months ended September 30, 2021, respectively, compared to $22.7 million and $80.6 million for the same periods ended 2020. The decline in the comparative periods was due to the 2020 liquidation of a high yield portfolio in connection with a “de-risking” in our investment strategy, lower reinvestment rates and security disposals in the second quarter of 2021 in the Syndicate 1200 portfolios related to the RiverStone reinsurance-to-close (“RITC”) transaction.
Net Realized Investment Gains/Losses
Consolidated net realized investment losses of $5.3 million for the three months ended September 30, 2021 included a $5.1 million decrease in the fair value of equity securities, $1.7 million net foreign currency exchange losses, $0.8 million in credit losses on fixed maturities and $1.4 million loss on other transactions. Partially offsetting these losses was a $3.7 million net realized investment gain primarily related to the sales of fixed maturity and equity securities.

Consolidated net realized investment losses of $5.7 million for the three months ended September 30, 2020 included a $10.5 million charge for credit losses on fixed maturity securities and a $7.4 million net realized investment loss primarily related to sales of fixed maturity and equity securities. Partially offsetting these realized losses was a $10.5 million increase in the fair value of equity securities during the third quarter of 2020 and $1.7 million realized gain related to net foreign currency exchange gains.
Consolidated net realized investment gains of $32.5 million for the nine months ended September 30, 2021 included a $30.7 million increase in the fair value of equity securities, $10.0 million related to the sales of fixed maturity securities and $3.8 million foreign currency exchange gain and a $5.0 million gain related to meeting certain post-closing performance conditions on the previously disclosed sale of our former Trident Public Risk Solutions (“Trident”) brand and underwriting platform during the second quarter of 2020. Partially offsetting these gains was a $16.5 million reduction in the original gain on Trident due to renegotiating the transaction agreements with the buyer to exclude certain lines of business and a $1.5 million charge for expected credit losses on fixed maturity securities.

Consolidated net realized investment losses of $24.0 million for the nine months ended September 30, 2020 included a $43.0 million charge for expected credit losses on fixed maturity securities, a $13.7 million decrease in the fair value of equity securities primarily attributable to the disruption in global financial markets due to COVID-19, as well as $3.8 million related to net foreign currency exchange losses. Partially offsetting these losses was the $32.3 million gain recognized on the sale of Trident in the second quarter of 2020. The remaining $4.8 million net realized investment gain primarily related to sales of fixed maturity and equity securities.

Loss and Loss Adjustment Expenses
Loss and loss adjustment expenses was $311.7 million for the three months ended September 30, 2021 compared to $328.9 million for the same period ended 2020. The consolidated loss ratio for the three months ended September 30, 2021 was 64.0%, compared to 73.8% for the same period in 2020, driven by lower catastrophe losses in the third quarter of 2021 (5.6 loss ratio points) compared to the third quarter of 2020 (16.0 loss ratio points). Catastrophe losses in the third quarter of 2021 included losses related to COVID-19 claims of $3.0 million, with the remaining $24.3 million being attributable to $18.3 million from Hurricane Ida, $4.2 million in losses from various small U.S. storms and $1.8 million from an increase in the estimated loss from Winter Storm Uri that occurred in February 2021. The loss ratio was also unfavorably impacted by a 0.9 loss ratio point increase in net prior-year reserve development, as we experienced net unfavorable prior-year reserve development (1.3 loss ratio point) for the three months ended September 30, 2021 as compared to net unfavorable prior-year reserve development (0.4 loss ratio point) for the three months ended September 30, 2020. Included in the net unfavorable prior-year reserve development for the three months ended September 30, 2021 was $7.2 million in unfavorable development due to a one-time accounting adjustment. Additionally, there was a 0.3 loss ratio percentage point improvement in the current accident year non-catastrophe loss ratio for the comparative periods.
Loss and loss adjustment expenses was $890.9 million for the nine months ended September 30, 2021 compared to $883.0 million for the same period ended 2020. The consolidated loss ratio for the nine months ended September 30, 2021 was 62.5%, compared to 67.2% for the same period in 2020, driven by a 0.8 loss ratio point improvement in the current accident year non-catastrophe loss ratio, largely due to Syndicate 1200 driven by rate improvements achieved over the last several quarters. The loss ratio was also favorably impacted by a 0.1 loss ratio point improvement in net prior-year reserve development, as we experienced net unfavorable prior-year reserve development of $6.0 million for the nine months ended September 30, 2021, primarily attributable to the one time accounting adjustment. Net unfavorable prior-year reserve development was $6.1 million for the nine months ended September 30, 2020. The period-over-period impact from catastrophe losses declined for the first nine months of 2021 compared to the same period in 2020 (3.8 loss ratio point favorable impact). Catastrophe losses in the first nine months of 2021 included losses related to COVID-19 claims of $12.0 million, with the remaining $73.9 million being attributable to $47.4 million in losses resulting from Winter Storm Uri, $18.3 from Hurricane Ida and $8.2 million from various small U.S. storms.
The following table summarizes the above referenced prior-year loss reserve development for the nine months ended September 30, 2021 with respect to net loss reserves by line of business as of December 31, 2020. Our loss and loss adjustment expenses, including the prior-year loss reserve development shown in the following table, are further discussed by reporting segment below under the heading “Segment Results.”

(in millions)	Net Reserves 2020	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2020 Net Reserves
General liability	$1,587.4	$29.3	1.8%
Workers compensation	284.9	3.8	1.3%
Syndicate Liability	239.1	1.5	0.6%
Commercial multi-peril	233.4	(18.4)	(7.9)%
Syndicate and US special property	108.0	13.3	12.3%
Commercial auto liability	86.9	3.5	4.0%
Syndicate specialty	76.0	(17.2)	(22.6)%
Fidelity/Surety	38.4	(10.7)	(27.9)%
All other lines	252.0	0.9	0.4
Total	$2,906.1	$6.0	0.2%
Consolidated gross reserves for losses and loss adjustment expenses were $5,439.5 million (including $140.7 million of reserves attributable to our Syndicate 1200 and 1910 trade capital providers) and $5,390.0 million (including $230.6 million of reserves attributable to our Syndicate 1200 and 1910 trade capital providers) as of September 30, 2021 and 2020, respectively. Our management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, it is possible that future loss development, favorable or unfavorable, may occur.

Underwriting, Acquisition and Insurance Expenses

Consolidated underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2021 were $177.1 million and $530.8 million, respectively, compared to $161.9 million and $489.8 million for the same periods ending 2020. The expense ratio of 36.3% in the third quarter of 2021 was flat compared to the prior year third quarter as improvement in U.S. Operations was offset by a higher expense ratio in International Operations. The acquisition expense ratio of 17.1% and general and administrative expense ratio of 19.2% were both flat compared to the prior year third quarter. The expense ratios for the comparative nine month periods ended September 30, 2021 and 2020 were 37.3% and 37.2%, respectively.
Our underwriting, acquisition and insurance expenses are further discussed below by reporting segment under the heading “Segment Results.”
Interest Expense
Consolidated interest expense for the three and nine months ended September 30, 2021 was $5.5 million and $16.3 million, respectively, compared to $6.9 million and $21.7 million for the same periods in 2020. The decreases were due to a lower debt balance due to paying off our $125 million term loan in September 2020, as well as significant reductions in short-term LIBOR rates during the first three and nine months of 2021 as compared to the same periods in 2020.
Foreign Currency Exchange Gains/Losses

Consolidated foreign currency exchange gains were $1.3 million for the three months ended September 30, 2021. Consolidated foreign currency exchange losses were $4.4 million for the nine months ended September 30, 2021. Consolidated foreign currency exchange losses were $8.4 million and $13.6 million for the three and nine months ended September 30, 2020, respectively. The foreign currency exchange losses were due to fluctuations of the U.S. Dollar, on a weighted average basis, against the currencies in which we transact our business. For the three months ended September 30, 2021, the foreign currency exchange gains were primarily driven by the U.S. Dollar strengthening against all major currencies. For the nine months ended September 30, 2021, the foreign currency exchange losses were primarily driven by the U.S. Dollar weakening against the Canadian Dollar, Euro and the British Pound. For the three months ended September 30, 2020, the foreign currency exchange losses were primarily driven by the U.S. Dollar weakening against the Euro, British Pound, Canadian Dollar and Australian Dollar, as there was increased volatility in currency markets. For the nine months ended September 30, 2020, the foreign currency exchange losses were primarily driven by the U.S. Dollar weakening against Euro.
Non-Operating Expenses
Non-operating expenses represent costs not associated with our ongoing insurance or other operations, including severance expenses, certain legal costs, merger and acquisition and other transaction-related expenses, and certain non-recurring expenses. Non-operating expenses for the three and nine months ended September 30, 2021 of $8.2 million and $20.9 million, respectively, primarily related to non-recurring costs associated with closing certain U.S. offices, severance expenses and retention bonuses, as compared to $3.0 million and $9.8 million for the same periods in 2020. Certain prior year’s balances have been reclassified between underwriting, acquisition and insurance expenses and non-operating expenses to conform to current year’s presentation.
Income Tax Provision
The consolidated income tax provision represents the income tax expense or benefit associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the consolidated provision for income taxes represents taxes on net income for our Brazil, France, Ireland, Italy, Malta, Switzerland, United Kingdom, and U.S. operations. The consolidated provision for income taxes was $5.8 million and $16.1 million, for the three and nine months ended September 30, 2021, respectively, compared to $(3.4) million and $6.9 million for the same periods ended 2020. The consolidated effective tax rates were 20.6% and 11.7% for the three and nine months ended September 30, 2021, respectively, compared to consolidated effective tax rates of 12.9% and (14.8)% for the same periods ended 2020. The change in the effective tax rates for the three and nine months ended September 30, 2021 was due to the jurisdictional mix of taxable income compared to the respective periods in 2020. The effective tax rates for the three and nine months ended September 30, 2020 were also impacted by recognizing pre-tax losses concentrated in preferential taxing jurisdictions during those periods.

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
U.S. Operations
The following table summarizes the results of operations for U.S. Operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Gross written premiums	$562.5	$542.4	$1,564.9	$1,499.1
Earned premiums	$323.5	$298.7	$952.4	$902.8
Losses and loss adjustment expenses	203.9	205.5	583.1	566.3
Underwriting, acquisition and insurance expenses	104.7	98.2	318.2	289.6
Underwriting income	14.9	(5.0)	51.1	46.9
Net investment income	29.2	30.1	91.7	56.1
Interest expense	(3.5)	(4.0)	(10.6)	(13.1)
Fee and other income (expense), net	(0.1)	(0.1)	(0.6)	(0.5)
Non-operating expenses	(0.6)	(0.9)	(1.5)	(1.2)
Income before income taxes	$39.9	$20.1	$130.1	$88.2
Loss ratio	63.0%	68.8%	61.2%	62.7%
Expense ratio	32.4%	32.9%	33.4%	32.1%
Combined ratio	95.4%	101.7%	94.6%	94.8%

The following table contains reconciliations of certain non-GAAP financial measures, specifically the current accident year non-catastrophe loss, expense and combined ratios, to their most directly comparable GAAP measures for our U.S. Operations.

	For the Three Months Ended September 30,
	2021		2020
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$323.5		$298.7

Losses and loss adjustment expenses, as reported	$203.9	63.0%	$205.5	68.8%
Less:
Favorable (unfavorable) prior accident year loss development	(0.2)	(0.1)%	3.2	1.1%
Catastrophe losses, including COVID-19	(10.0)	(3.1)%	(26.3)	(8.8)%
Current accident year non-catastrophe losses (non-GAAP)	$193.7	59.8%	$182.4	61.1%
Expense ratio		32.4%		32.9%
Current accident year non-catastrophe combined ratio (non-GAAP)		92.2%		94.0%

	For the Nine Months Ended September 30,
	2021		2020
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$952.4		$902.8

Losses and loss adjustment expenses, as reported	583.1	61.2%	566.3	62.7%
Less:
Favorable prior accident year loss development	0.7	0.1%	0.5	0.1%
Catastrophe losses, including COVID-19	(32.9)	(3.5)%	(42.3)	(4.7)%
Current accident year non-catastrophe losses (non-GAAP)	$550.9	57.8%	$524.5	58.1%
Expense ratio		33.4%		32.1%
Current accident year non-catastrophe combined ratio (non-GAAP)		91.2%		90.2%
Gross Written and Earned Premiums
Gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended September 30,
	2021		2020
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$73.5	$35.7	$90.8	$36.6
Liability	306.3	170.1	291.6	165.2
Professional	129.8	81.3	111.7	63.3
Specialty	52.9	36.4	48.3	33.6
Total	$562.5	$323.5	$542.4	$298.7

	For the Nine Months Ended September 30,
	2021		2020
	Gross Written	Net Earned	Gross Written	Net Earned
Property	$203.2	$116.5	$237.5	$117.3
Liability	837.8	501.2	804.4	507.4
Professional	362.0	227.7	312.7	177.4
Specialty	161.9	107.0	144.5	100.7
Total	$1,564.9	$952.4	$1,499.1	$902.8

Property

Gross written premiums for the three and nine months ended September 30, 2021 decreased compared to the same periods in 2020 due to initiatives to improve profitability and reduce catastrophe exposure in contract binding, excess and surplus (“E&S”) property business units and public entity business program. New business growth from the garage and inland marine business units partially offset this decrease. The decrease in net earned premium for the three months and nine months ended September 30, 2021 compared to the same periods in 2020 was also a result of reduced production from the contract binding, E&S property business units and public entity business program, partially offset by growth from the inland marine and garage business units.
Liability

The increase in gross written premiums for the three months and nine months ended September 30, 2021 compared to the same periods in 2020 was primarily driven by growth from business units which are targeted for growth and investment that write general liability and environmental lines as well as a new fronted program that writes general liability. This increase was partially offset by planned reductions in the contract binding business unit and grocery and restaurant classes. The increase in net earned premium for the three months ended September 30, 2021 compared to the same period in 2020 was also driven by the same factors noted above. The decrease in net earned premium for the nine months ended September 30, 2021 compared to the same period in 2020 due was primarily a result of increased ceded premium. As the recovering economy spurred growth in gross earned premium in general liability, workers compensation and environmental lines, favorable reinsurance terms brought about increased ceded premiums and thus reduced net earned premium.
Professional
The growth in gross written and net earned premiums for the three and nine months ending September 30, 2021 compared to the same periods in 2020 was driven by the favorable rate environment for the directors and officers products, new business growth from the errors and omissions products and the delegated authority programs.
Specialty
Gross written and net earned premiums for the three and nine months ended September 30, 2021 increased compared to the same periods in 2020 due to growth achieved primarily in surety.
Loss and Loss Adjustment Expenses
Loss and loss adjustment expenses were $203.9 million and $205.5 million for the three months ended September 30, 2021 and 2020, respectively. The loss ratio for the third quarter of 2021 was 63.0% compared to 68.8% for the third quarter of 2020. The decreased loss ratio was driven by a 5.7 loss ratio point decline in catastrophe losses, which includes COVID-19 claims and a 1.3 loss ratio point decline in the current accident year non-catastrophe loss ratio. The impact from net unfavorable prior-year reserve development was 0.1 loss ratio points for the third quarter of 2021 compared to 1.1 loss ratio points of favorable reserve development for the third quarter of 2020.
Loss and loss adjustment expenses were $583.1 million and $566.3 million for the nine months ended September 30, 2021 and 2020, respectively. The loss ratios for the nine months ended September 30, 2021 and 2020 were 61.2% and 62.7%, respectively. The reduced loss ratio in the first nine months of 2021 was driven by a 1.2 loss ratio point impact from a decrease in catastrophe losses, which includes COVID-19-related claims in 2020, as well as an improvement of 0.3 loss ratio point in the current accident year non-catastrophe loss ratio. The impact from net favorable prior-year reserve development was 0.1 loss ratio points for each of the comparative periods.

The current accident year non-catastrophe loss ratios for the three and nine months ended September 30, 2021 were 59.8% and 57.8%, respectively, compared to 61.1% and 58.1% for the three and nine months ended September 30, 2020, respectively. The current accident year non-catastrophe loss ratio for the three months ended September 30, 2020 was impacted by an increase to the professional loss ratio and a large property loss.

Net unfavorable prior-year reserve development for the third quarter of 2021 was $0.2 million. Net favorable prior year development for the first nine months of 2021 was $0.7 million. The net favorable prior year reserve development for the first nine months of 2021 primarily related to our surety business unit partially offset by unfavorable movements in liability and professional lines. Net favorable prior-year reserve development for the third quarter of 2020 was $3.2 million and primarily related to favorable development in specialty lines, partially offset by unfavorable development in professional, liability and property lines. Net favorable prior year development for the first nine months of 2020 was $0.5 million, driven predominantly by favorable development in specialty lines, largely offset by unfavorable development in professional, liability and property lines.

Catastrophe losses for the third quarter and first nine months of 2021 were $10.0 million and $32.9 million, respectively. The third quarter losses were $5.8 million from Hurricane Ida and $4.2 million from various small U.S. storms. The losses for the first nine months were due to $18.9 million from Winter Storm Uri, $8.2 million from various small U.S. storms and $5.8 million from Hurricane Ida. Catastrophe losses for the third quarter and first nine months of 2020 were $26.3 million and $42.3 million, respectively. The COVID-19 net incurred losses decreased by $2.0 million during the third quarter of 2020 and increased by $6.5 million for the first nine months of 2020. The remaining catastrophe losses for the third quarter and first nine months of 2020 were mainly attributable to various small U.S. storms and losses associated with civil unrest and social demonstrations, including riots in some locations, across the U.S.
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expense were $104.7 million and $318.2 million for the three and nine months ended September 30, 2021, respectively, compared to $98.2 million and $289.6 million for the same periods in 2020. The expense ratios for the three and nine months ended September 30, 2021 were 32.4% and 33.4%, respectively, compared to 32.9% and 32.1% for the three and nine months ended September 30, 2020. The improvement in the expense ratio for the third quarter was primarily due to higher ceding commissions and growth in net earned premiums outpacing growth in the non-acquisition expenses. The decline in the expense ratio for the nine months ended September 30, 2021 was due to higher acquisition expenses as a result of business mix, higher gross commissions and lower ceding commissions.
International Operations
The following table summarizes the results of operations for International Operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Gross written premiums	$312.9	$347.7	$881.9	$1,016.2
Earned premiums	$163.9	$146.7	$471.1	$410.8
Losses and loss adjustment expenses	103.8	113.0	301.2	305.6
Underwriting, acquisition and insurance expenses	64.7	56.9	188.8	174.8
Underwriting loss	(4.6)	(23.2)	(18.9)	(69.6)
Net investment income	12.3	9.9	38.2	19.0
Interest expense	(1.3)	(1.9)	(4.2)	(6.2)
Fee and other (expense) income, net	1.0	0.7	1.5	2.5
Non-operating expenses	(0.5)	(0.2)	(2.0)	(0.2)
Income (loss) before income taxes	$6.9	$(14.7)	$14.6	$(54.5)
Loss ratio	63.3%	77.1%	63.9%	74.4%
Expense ratio	39.5%	38.7%	40.1%	42.5%
Combined ratio	102.8%	115.8%	104.0%	116.9%

The following table contains reconciliations of certain non-GAAP financial measures, specifically the current accident year non-catastrophe loss, expense and combined ratios, to their most directly comparable GAAP measures for our International Operations.

	For the Three Months Ended September 30,
	2021		2020
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$163.9		$146.7

Losses and loss adjustment expenses, as reported	$103.8	63.3%	$113.0	77.1%
Less:
Favorable (unfavorable) prior accident year loss development	(2.0)	(1.2)%	5.6	3.8%
Catastrophe losses, including COVID-19	(17.3)	(10.5)%	(44.9)	(30.6)%
Current accident year non-catastrophe losses (non-GAAP)	$84.5	51.6%	$73.7	50.3%
Expense ratio		39.5%		38.7%
Current accident year non-catastrophe combined ratio (non-GAAP)		91.1%		89.0%

	For the Nine Months Ended September 30,
	2021		2020
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$471.1		$410.8

Losses and loss adjustment expenses, as reported	301.2	63.9%	305.6	74.4%
Less:
Favorable (unfavorable) prior accident year loss development	(0.1)	—%	4.5	1.1%
Catastrophe losses, including COVID-19	(53.0)	(11.2)%	(85.9)	(21.0)%
Current accident year non-catastrophe losses (non-GAAP)	$248.1	52.7%	$224.2	54.5%
Expense ratio		40.1%		42.5%
Current accident year non-catastrophe combined ratio (non-GAAP)		92.8%		97.0%
Gross Written and Earned Premiums
Gross written and earned premiums by our four primary insurance and reinsurance lines were as follows:

	For the Three Months Ended September 30,
	2021		2020
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$87.3	$28.3	$161.0	$44.3
Liability	69.2	33.5	73.4	26.7
Professional	62.5	43.8	49.7	29.9
Specialty	93.9	58.3	63.6	45.8
Total	$312.9	$163.9	$347.7	$146.7

	For the Nine Months Ended September 30,
	2021		2020
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$247.8	$104.2	$416.5	$115.6
Liability	192.0	99.2	185.8	73.0
Professional	168.7	113.3	156.7	88.0
Specialty	273.4	154.4	257.2	134.2
Total	$881.9	$471.1	$1,016.2	$410.8

Property
The decrease in gross written premiums for the three and nine months ended September 30, 2021 as compared to the same periods in 2020 was primarily due to the sale of Ariel Re. The sale of Ariel Re also drove the decrease in net earned premiums for the three months ended September 30, 2021 as compared to the same period in 2020. The decrease in net earned premiums for the nine months ended September 30, 2021 as compared to the same period in 2020 was driven by the sale of Ariel Re, partially offset by growth in Syndicate 1200 due to reducing our use of third-party capital at Lloyd’s, continued improvement in the rate environment and a reduction in ceded premium due to the non-renewal of a multi-year reinsurance contract following the reductions in gross catastrophe exposures during the first quarter of 2021. However, a mid-year property catastrophe reinsurance cover was purchased on a groupwide basis to manage exposures through the windstorm season.

Liability
The reduction in gross written premiums for the three months ended September 30, 2021 as compared to the same period in 2020 was primarily due to the sale of Ariel Re and lower premium from our European Operations where we have stopped writing new business. This was partially offset by growth in Syndicate 1200, where for 2021 we introduced the International Casualty Treaty Reinsurance Business. The increase in gross written premiums for the nine months ended September 30, 2021 as compared to the same periods in 2020 was driven by the aforementioned premium growth in Syndicate 1200, combined with growth in Bermuda Insurance where we are benefiting from favorable rate changes and new business accounts, partially offset by lower premiums due to the sale of Ariel Re and placing our European Operations into run-off. These factors also drove the increase in net earned premiums for the three and nine months ended September 30, 2021 as compared to the same period in 2020.

Professional
The increase in gross written premiums for the three months and nine months ended September 30, 2021 as compared to the same period in 2020 was driven by Syndicate 1200 as a result of favorable rate changes and increased new business opportunities, partially offset by lower premium from our European Operations, which have been placed into run-off. The increase in net earned premiums for the three and nine months ended September 30, 2021 as compared to the same periods in 2020 was due to increases in Syndicate 1200 from reducing our use of third-party capital at Lloyd’s and the favorable rate environment, as well as growth in Bermuda Insurance driven by favorable rate changes and new business opportunities.

Specialty
The increase in gross written premiums for the three months ended September 30, 2021 as compared to the same period in 2020 was driven by growth in Syndicate 1200 arising from political risks, and the new political violence class of business. The increase in gross written premiums for the nine months ended September 30, 2021 as compared to the same period in 2020 was primarily driven by growth in Syndicate 1200, arising from political risks and the new political violence class of business, partially offset by lower premium due to the sale of Ariel Re. The increase in net earned premiums for the three and nine months ended September 30, 2021 as compared to the same periods in 2020 was driven by Syndicate 1200 due to the aforementioned premium growth and decreased use of third-party capital at Lloyd’s, as well as our Latin American operation as a result of growth in our Brazilian cargo marine business.
Loss and Loss Adjustment Expenses
Loss and loss adjustment expenses were $103.8 million and $113.0 million for the three months ended September 30, 2021 and 2020, respectively. The loss ratio for the third quarter of 2021 was 63.3% compared to 77.1% for the third quarter of 2020. The decreased loss ratio was driven by a 20.1 loss ratio point decrease in catastrophe losses, which includes COVID-19 claims, partially offset by a 1.3 loss ratio point increase in the current accident year non-catastrophe loss ratio, and a 5.0 loss ratio point period-over-period increase in the net unfavorable prior-year reserve development.

Loss and loss adjustment expenses were $301.2 million and $305.6 million for the nine months ended September 30, 2021 and 2020, respectively. The loss ratios for the nine months ended September 30, 2021 and 2020 were 63.9% and 74.4%, respectively. The decreased loss ratio in the first nine months of 2021 was driven by a 9.8 loss ratio point decrease in catastrophe losses, which includes COVID-19 claims and a 1.8 loss ratio point decrease in the current accident year non-catastrophe loss ratio, partially offset by a 1.1 loss ratio point period-over-period increase in the net unfavorable prior-year reserve development.

The current accident year non-catastrophe loss ratios for the three and nine months ended September 30, 2021 were 51.6% and 52.7%, respectively, compared to 50.3% and 54.5% for the three and nine months ended September 30, 2020. The increase in the ratio for the comparative three month periods is primarily due to ceded reinsurance reinstatement premiums associated with Hurricane Ida in 2021. Also, the three months ended September 30, 2020 benefited from reduced claim activity due to the economic slowdown. The decrease in the ratio for the comparative nine month period is primarily due to rate improvements achieved over the last several quarters and a decrease in large loss activity in Syndicate 1200.

Net unfavorable prior-year reserve development was $2.0 million for the third quarter of 2021, primarily related to $7.2 million in unfavorable development due to a one-time accounting adjustment, partially offset by favorable liability experience in Syndicate 1200. Net unfavorable prior-year reserve development was $0.1 million for the first nine months of 2021, primarily related to unfavorable development due to the one-time accounting adjustment and large claim movements at Argo Insurance Bermuda, partially offset by favorable development in property lines, including losses associated with prior year catastrophe losses. Net unfavorable prior-year reserve development for the third quarter of 2020 was $5.6 million and primarily related to favorable development in Reinsurance and Syndicate 1200, with smaller movements in other businesses. The Reinsurance movement was due to favorable experience on events from older accident years. The Syndicate 1200 movement was due to favorable experience on property lines in recent accident years. Net favorable prior-year reserve development for the first nine months of 2020 was $4.5 million and primarily related to the favorable development in the third quarter of 2020 in Syndicate 1200 and Reinsurance, partially offset by unfavorable development in Bermuda Insurance.

Catastrophe losses for the third quarter and first nine months of 2021 were $17.3 million and $53.0 million, respectively, primarily due to Winter Storm Uri, Hurricane Ida and COVID-19. Catastrophe losses for the third quarter and first nine months of 2021 included $3.0 million and $12.0 million, respectively, associated with COVID-19, primarily resulting from contingency exposures. Catastrophe losses for the third quarter and first nine months of 2020 were $44.9 million and $85.9 million, respectively, which included $18.9 million and $54.0 million, respectively, associated with COVID-19, primarily resulting from contingency and property exposures. The property losses relate to business interruption coverage in certain international markets, including potential litigation costs. The remaining catastrophe losses for the third quarter and first nine months of 2020 were mainly attributable to storms in Europe and losses associated with civil unrest and social demonstrations, including riots in some locations, across the U.S.

Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expense were $64.7 million and $188.8 million for the three and nine months ended September 30, 2021, respectively, compared to $56.9 million and $174.8 million for the same periods in 2020. The expense ratio for the three and nine months ended September 30, 2021 were 39.5% and 40.1%, respectively, compared to 38.7% and 42.5% for the same periods in 2020. The increase in the expense ratio for the three months ended September 30, 2021 was primarily driven by decreased earned premiums due to reinstatement premiums on outwards placed reinsurance. The improvement in the expense ratio for the nine months ended September 30, 2021 was driven by growth in net earned premiums, which exceeded the growth in non-acquisition expenses and were coupled with reduced acquisition expense ratios primarily due to mix of business.
Run-off Lines
The following table summarizes the results of operations for Run-off Lines:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Earned premiums	$0.1	$0.1	$0.4	$0.3
Losses and loss adjustment expenses	4.0	10.4	6.6	11.1
Underwriting, acquisition and insurance expenses	0.5	0.5	0.8	1.6
Underwriting loss	(4.4)	(10.8)	(7.0)	(12.4)
Net investment income	0.9	1.5	2.8	2.8
Interest expense	(0.1)	(0.2)	(0.3)	(0.7)
Loss before income taxes	$(3.6)	$(9.5)	$(4.5)	$(10.3)
Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses for the three months ended September 30, 2021 were the result of unfavorable loss reserve development on prior accident years in risk management workers compensation and an individual environmental loss. Loss and loss adjustment expenses for the three months ended September 30, 2020 were the result of unfavorable loss reserve development on prior accident years in asbestos and environmental driven by asbestos claims remaining open longer than expected, higher defense costs and movement on individual environmental claims as well as unfavorable development in other run-off lines, partially offset by favorable development in risk management workers compensation.
Losses and loss adjustment expenses for the nine months ended September 30, 2021 were the result of unfavorable loss reserve development on prior accident years in risk management workers compensation, other run-off lines and an individual environmental loss. Losses and loss adjustment expenses for the nine months ended September 30, 2020 were the result of unfavorable loss reserve development on prior accident years in asbestos and environmental and other run-off lines, partially offset by favorable development in risk management workers compensation.
The following table represents a rollforward of total gross and net reserves for the asbestos and environmental exposures in our Run-off Lines, along with the ending balances of all other reserves within Run-off Lines. Amounts in the net column are reduced by reinsurance recoverables.

	For the Nine Months Ended September 30,
	2021		2020
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$59.3	$50.6	$52.6	$43.8
Incurred losses	2.5	2.4	20.0	17.1
Losses paid	(9.2)	(7.9)	(8.7)	(6.9)
Loss reserves - asbestos and environmental, end of period	52.6	45.1	63.9	54.0
Risk-management reserves	165.6	103.2	164.4	102.2
Run-off reinsurance reserves	—	—	0.5	0.5
Other run-off lines	12.3	7.3	15.7	10.1
Total loss reserves - Run-off Lines	$230.5	$155.6	$244.5	$166.8
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for Run-off Lines consist primarily of administrative expenses. The decreases in underwriting expenses for the three and nine months ended September 30, 2021, as compared to the same periods ended 2020, were primarily attributable to lower overhead expenses.
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
Our liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the first nine months of 2021.
On October 12, 2020, ArgoGlobal, the Lloyd’s insurer and member of Argo Group, announced a RITC transaction with legacy specialist RiverStone. Upon completion of the transaction, RiverStone undertook an RITC of ArgoGlobal’s Syndicate 1200 for 2017 and prior years with net technical provision of approximately $250.0 million. The transaction received regulatory approval on February 1, 2021, with the RITC becoming effective on January 1, 2021, and had no impact on our consolidated results of operations.
Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoveries and the payment of losses, expenses and outward reinsurance premiums. For the nine months ended September 30, 2021 and 2020, net cash provided by operating activities was $40.8 million and $101.4 million, respectively. The decrease in net cash flows provided by operating activities for the first nine months of 2021, as compared to the same period in 2020, was attributable to various fluctuations within our operating activities, and primarily related to the timing of reinsurance recoveries and premium cash receipts in the respective periods.

For the nine months ended September 30, 2021 and 2020, net cash provided by investing activities was $50.6 million and $80.7 million, respectively. The decrease in cash provided by investing was mainly the result of the decrease in the proceeds from sale of fixed maturities and short-term investments, partially offset by a decrease in cash used to purchase fixed maturities and an increase in the proceeds from maturities of fixed maturities. As of September 30, 2021, $508.6 million of the investment portfolio was invested in short-term investments.
For the nine months ended September 30, 2021 and 2020, net cash used in financing activities was $39.4 million and $13.8 million, respectively. During the nine months ended September 30, 2021 and 2020, we did not repurchase any common shares. We paid cash dividends to our common shareholders totaling $32.7 million and $32.2 million during the nine months ended September 30, 2021 and 2020, respectively. We paid cash dividends to our preferred shareholders totaling $7.9 million and $2.0 million during the nine months ended September 30, 2021 and 2020, respectively.

Argo Common Shares and Dividends
For the nine months ended September 30, 2021, our Board of Directors declared quarterly cash dividends in the aggregate amount of $0.93 per share. Cash dividends paid for the nine months ended September 30, 2021 totaled $32.7 million.
On November 5, 2021, our Board of Directors declared a quarterly cash dividend in the amount of $0.31 on each share of common stock outstanding. The dividend will be paid on December 15, 2021 to our shareholders of record on November 30, 2021.
On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization superseded all the previous repurchase authorizations. The program allows the Company to repurchase its shares opportunistically from time to time when it believes that doing so would enhance long-term shareholder value. The repurchase authorization does not have a fixed expiration. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions with financial institutions or a combination of the foregoing. Shares purchased are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of September 30, 2021, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
Preferred Stock Dividends
For the nine months ended September 30, 2021, our Board of Directors declared quarterly cash dividends in the aggregate amount of $1,312.500 per share on our Series A Preference Shares. Cash dividends paid for the nine months ended September 30, 2021 totaled $7.9 million.
On November 5, 2021, our Board of Directors declared a quarterly cash dividend in the amount of $437.500 per share on our Series A Preference Shares. Holders of Depositary Shares each representing a 1/1,000th interest in a share of Series A Preferred Stock will receive $0.437500 per Depositary Share. The dividend will be paid on December 15, 2021 to our shareholders of record on November 30, 2021.
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
Included in the Credit Agreement is a provision that allows up to $200.0 million of the revolving credit facility to be used for letters of credit (“LOCs”), subject to availability. As of September 30, 2021, there were no borrowings outstanding and $40.3 million in LOCs against the revolving credit facility.
Senior Notes
In September 2012, Argo Group (the “Parent Guarantor”), through its subsidiary Argo Group US (the “Subsidiary Issuer”), issued $144 million aggregate principal amount of the Subsidiary Issuer’s 6.5% Senior Notes due September 15, 2042 (the “Notes”). The Notes are unsecured and unsubordinated obligations of the Subsidiary Issuer and rank equally in right of payment with all of the Subsidiary Issuer’s other unsecured and unsubordinated debt. The Notes are guaranteed on a full and unconditional senior unsecured basis by the Parent Guarantor. The Notes may be redeemed, for cash, in whole or in part, on or after September 15, 2017, at the Subsidiary Issuer’s option, at any time and from time to time, prior to maturity at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date.

In accordance with Article 10 of SEC Regulation S-X, we have elected to present condensed consolidating financial information in lieu of separate financial statements for the Subsidiary Issuer. The following tables present condensed consolidating financial information at September 30, 2021 and December 31, 2020 and for the nine months ended September 30, 2021, of the Parent Guarantor and the Subsidiary Issuer. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.
The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets and results of operations of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2021
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$15.0	$3,863.4	$1,435.1	$—	$5,313.5
Cash	1.9	38.2	161.9	—	202.0
Accrued investment income	—	16.8	4.1	—	20.9
Premiums receivable	—	318.8	383.1	—	701.9
Reinsurance recoverables	—	1,798.4	1,155.6	—	2,954.0
Goodwill and other intangible assets, net	—	118.5	89.3	—	207.8
Current income taxes receivable, net	—	—	3.8	—	3.8
Deferred tax assets, net	—	11.8	31.0	—	42.8
Deferred acquisition costs, net	—	106.2	69.5	—	175.7
Ceded unearned premiums	—	358.1	214.0	—	572.1
Operating lease right-of-use assets	5.6	58.4	23.7	—	87.7
Other assets	7.2	106.9	117.3	—	231.4
Assets held for sale	—	4.2	0.3	—	4.5
Intercompany notes receivable	—	70.6	(70.6)	—	—
Investments in subsidiaries	1,893.1	—	—	(1,893.1)	—
Total assets	$1,922.8	$6,870.3	$3,618.1	$(1,893.1)	$10,518.1
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$3,543.6	$1,895.9	$—	$5,439.5
Unearned premiums	—	1,002.8	537.4	—	1,540.2
Funds held and ceded reinsurance payable, net	—	481.4	356.6	—	838.0
Debt	28.4	284.6	144.1	—	457.1
Current income taxes payable, net	—	9.5	(9.5)	—	—
Accrued underwriting expenses and other liabilities	3.2	111.7	140.3	—	255.2
Operating lease liabilities	5.5	66.3	28.7	—	100.5
Due to (from) affiliates	(1.9)	(0.7)	0.7	1.9	—
Total liabilities	35.2	5,499.2	3,094.2	1.9	8,630.5
Total shareholders' equity	1,887.6	1,371.1	523.9	(1,895.0)	1,887.6
Total liabilities and shareholders' equity	$1,922.8	$6,870.3	$3,618.1	$(1,893.1)	$10,518.1
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

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$947.9	$476.0	$—	$1,423.9
Net investment income	—	101.1	42.1	—	143.2
Net realized investment (losses) gains	—	26.3	6.2	—	32.5
Total revenue	—	1,075.3	524.3	—	1,599.6
Expenses:
Losses and loss adjustment expenses	—	580.3	310.6	—	890.9
Underwriting, acquisition and insurance expenses	0.4	339.8	190.6	—	530.8
Non-operating expenses	1.3	17.7	1.9	—	20.9
Interest expense	0.9	11.1	4.3	—	16.3
Fee and other expense (income), net	—	(0.2)	(1.6)	—	(1.8)
Foreign currency exchange losses	—	—	4.4	—	4.4
Total expenses	2.6	948.7	510.2	—	1,461.5
(Loss) income before income taxes	(2.6)	126.6	14.1	—	138.1
Provision (benefit) for income taxes	—	26.2	(10.1)	—	16.1
Net (loss) income before equity in earnings of subsidiaries	(2.6)	100.4	24.2	—	122.0
Equity in undistributed earnings of subsidiaries	124.6	—	—	(124.6)	—
Net income (loss)	$122.0	$100.4	$24.2	$(124.6)	$122.0
Dividends on preferred shares	$7.9	$—	$—	$—	$7.9
Net income (loss) attributable to common shareholders	$114.1	$100.4	$24.2	$(124.6)	$114.1
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
Interest Rate Risk
Our primary market risk exposure is the exposure of our fixed maturity investment portfolio to interest rate risk and the changes in interest rates. Fluctuations in interest rates have a direct impact on the fair value of these securities. As interest rates rise, the fair value of our fixed maturity portfolio falls and the converse is also true. We manage interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates. The model duration of the assets comprising our fixed maturity investment portfolio was 3.00 years and 2.78 years at September 30, 2021 and December 31, 2020, respectively.
Credit Risk
We have exposure to credit risk on losses recoverable from reinsurers and receivables from insureds. Our controls to mitigate this risk include limiting our exposure to any one counterparty, evaluating the financial strength of our reinsurers, generally requiring minimum credit ratings and in certain cases receiving collateral from our reinsurers and insureds.
We also have exposure to credit risk in our investment holdings. Our risk management strategy and investment policy attempts to mitigate this risk by primarily investing in debt instruments of high credit quality issuers, limiting credit concentration, monitoring the credit quality of issuers and counterparties and diversifying issuers. The weighted average rating of our fixed maturity investments was A+ with 90.6% and 91.2% rated investment grade or better (BBB- or higher) at September 30, 2021 and December 31, 2020, respectively.
We review our investments to identify and evaluate those that may have credit impairments on a quarterly basis, considering the historical performance of the security, available market information, and credit ratings, among other things. For fixed maturity securities, the review includes consideration of current ratings and actions of major rating agencies (Standard & Poor's, Moody's and Fitch). If a security has two ratings, the lower rating is used. If a security has three ratings, the middle rating is used. The following table reflects the credit quality of our fixed maturity portfolio at September 30, 2021:

Other Fixed Maturities	Book Value	Fair Value
AAA	$553.5	$560.8
AA	301.7	306.6
A	800	816.4
BBB	774.9	789.5
BB/B	250.4	252.7
CCC and Below	24.3	21.4
Unrated	95.4	90.6
Other Fixed Maturities	$2,800.2	$2,838.0

Structured Securities	Book Value	Fair Value
AAA	$1,119.5	$1,131.8
AA	82.7	85.1
A	69.8	69.5
BBB	43.5	43.3
BB/B	18.7	18.8
CCC and Below	0.4	0.5
Unrated	10.4	10.3
Structured Securities	$1,345.0	$1,359.3

Total Fixed Maturities	Book Value	Fair Value
AAA	$1,673.0	$1,692.6
AA	384.4	391.7
A	869.8	885.9
BBB	818.4	832.8
BB/B	269.1	271.5
CCC and Below	24.7	21.9
Unrated	105.8	100.9
Total Fixed Maturities	$4,145.2	$4,197.3
Our portfolio also includes alternative investments with a carrying value at September 30, 2021 and December 31, 2020 of $425.8 million and $429.4 million (8.0% and 8.2% of total invested assets), respectively. We may invest in both long and short equities, corporate debt securities, currencies, real estate, commodities and derivatives. We attempt to mitigate our risk by selecting managers with extensive experience, proven track records and robust controls and processes. We also attempt to mitigate our risk by diversifying through multiple managers and different types of assets and asset classes.
Equity Price Risk
We hold a diversified portfolio of equity securities with a fair value of $181.8 million and $176.7 million (3.4% and 3.4% of total invested assets) at September 30, 2021 and December 31, 2020, respectively. Our equity securities are exposed to equity price risk which is defined as the potential for loss in fair value due to a decline in equity prices. We believe the diversification of our equity securities among various industries, market segments and issuers, as well as the use of multiple outside investment managers, mitigates our exposure to equity price risk.

Foreign Currency Risk
We have exposure to foreign currency risk in our insurance contracts, invested assets and to a lesser extent, a portion of our debt. We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance contracts that are payable in currencies other than the U.S. Dollar with cash and investments that are denominated in such currencies. We also use foreign exchange forward contracts to attempt to mitigate this risk. We recognized gains in the investment portfolio of $0.2 million and $11.5 million for the three and nine months ended September 30, 2021 from movements in foreign currency rates. We recognized losses in the investment portfolio of $8.7 million and $6.2 million for the three and nine months ended September 30, 2020 from movements in foreign currency rates. We recognized losses of $4.2 million and $7.8 million for the three and nine months ended September 30, 2021 on our foreign currency forward contracts. We recognized gains of $1.4 million and losses of $0.8 million for the three and nine months ended September 30, 2020 on our foreign currency forward contracts.
Item 4. Controls and Procedures
Argo Group, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), defines “disclosure controls and procedures” as controls and procedures “designed to ensure that information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.” Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of December 31, 2020, and continue to be not effective as of September 30, 2021, because of the material weakness in internal control over financial reporting, as further described under “Remediation” below.
There were no changes in internal control over financial reporting made during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the remediation efforts described below.
Remediation
Please refer to Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 15, 2021 for a description of our remediation plan to address the material weakness identified during our audit of internal controls for the year then ended. The weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of 2021.
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
From January 1, 2021 through September 30, 2021, we did not repurchase any of our common shares. Since the inception of the repurchase authorizations (including those purchased under the 2016 Repurchase Authorization) through September 30, 2021, we have repurchased 11,315,889 of our common shares at an average price of $40.22 for a total cost of $455.1 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of September 30, 2021, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under our various employee equity compensation plans. For the three months ended September 30, 2021, we received 5,763 common shares, with an average price paid per share of $52.90 that were surrendered by employees in payment for the minimum required withholding taxes. The following table provides information with respect to our common shares that were surrendered during the three months ended September 30, 2021. In the below table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

Period	Total Number of Shares Surrendered (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
July 1 through July 31, 2021	—	$—	—	$53,281,805
August 1 through August 31, 2021	339	$52.07	—	$53,281,805
September 1 through September 30, 2021	5,424	$52.95	—	$53,281,805
Total	5,763		—
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits
A list of exhibits required to be filed as part of this report is set forth in the below Exhibit Index.
EXHIBIT INDEX

Exhibit Number	Description
10.1	Separation Agreement and General Release between Argo Management Services, Inc. and Timothy Carter, dated August 27, 2021 †
10.2
Separation Agreement by and between Matthew Harris and Argo Management Services Limited dated August 9, 2021(incorporated by reference to Exhibit 10.1 to Argo Group International Holdings, Ltd.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2021) *†

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
† A management contract or compensatory plan required to be filed herewith.
* Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

November 8, 2021	By	/s/ Kevin J. Rehnberg
Kevin J. Rehnberg
President and Chief Executive Officer

November 8, 2021	By	/s/ Scott Kirk
Scott Kirk
Chief Financial Officer