Form 10-K
period 2021-12-31
Argo Group International Holdings, Ltd.
filed 2022-03-16
CIK 1091748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 1-15259

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
(Exact name of Registrant as specified in its charter)

Bermuda		98-0214719
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
90 Pitts Bay Road		P.O. Box HM 1282
Pembroke	HM08	Hamilton	HM FX
Bermuda		Bermuda
(Address of principal executive offices)		(Mailing address)

(Registrant’s telephone number, including area code): (441) 296-5858
Securities registered pursuant to Section 12(b) of the Act:

Title of Security	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value of $1.00 per share	ARGO	New York Stock Exchange
6.500% Senior Notes due 2042 issued by Argo Group U.S., Inc. and the Guarantee with respects thereto	ARGD	New York Stock Exchange
Depositary Shares, Each Representing a 1/1000th Interest in a 7.00% Resettable Fixed Rate Preference Share, Series A, Par Value $1.00 Per Share	ARGOPrA	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2021, the aggregate market value of the common stock held by non-affiliates was approximately $1,796.5 million.
As of March 14, 2022, the Registrant had 34,888,872 shares of common stock outstanding (less treasury shares).
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates by reference specific portions of the Registrant's Proxy Statement relating to the 2022 Annual General Meeting of Shareholders to be filed within 120 days after the end of the fiscal year to which this report relates.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
Annual Report on Form 10-K
For the Year Ended December 31, 2021

PART I
			Page
Item	1.	Business	3
Item	1A.	Risk Factors	26
Item	1B.	Unresolved Staff Comments	52
Item	2.	Properties	52
Item	3.	Legal Proceedings	52
Item	4.	Mine Safety Disclosure	52
PART II
Item	5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	53
Item	6.	Selected Financial Data	54
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	55
Item	7A.	Quantitative and Qualitative Disclosures about Market Risk	87
Item	8.	Financial Statements and Supplementary Data	89
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	89
Item	9A.	Controls and Procedures	89
Item	9B.	Other Information	92
Item	9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	93
PART III
Item	10.	Directors, Executive Officers and Corporate Governance	94
Item	11.	Executive Compensation	94
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	94
Item	13.	Certain Relationships and Related Transactions and Director Independence	95
Item	14.	Principal Accounting Fees and Services	95
PART IV
Item	15.	Exhibits, Financial Statement Schedules	96
Item	16.	Form 10-K Summary	96

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K for the year ended December 31, 2021 (this “Form 10-K”) are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s projections, forecasts, expectations, beliefs, intentions or strategies, and include all statements that do not relate solely to historical or current facts. Forward-looking statements may be identified by the use of words such as “expect,” “intend,” “plan,” “believe,” “do not believe,” “aim,” “project,” “anticipate,” “seek,” “will,” “likely,” “assume,” “estimate,” “may,” “continue,” “guidance,” “objective,” “remain optimistic,” “path toward,” “outlook,” “trends,” “future,” “could,” “would,” “should,” “target,” “on track” and similar expressions of a future or forward-looking nature.

There can be no assurance that actual developments will be those anticipated by Argo Group International Holdings, Ltd. Throughout this Form 10-K, unless the context otherwise requires, references to “Argo Group,” “we,” “us,” “our” or the “Company” mean Argo Group International Holdings, Ltd. and all of its subsidiaries, taken together as a whole. Actual results may differ materially as a result of significant risks and uncertainties including but not limited to:

Insurance Underwriting Risks:
•the adequacy of our projected loss reserves, which may be affected by both internal and external events, including:
◦the judgement used in selecting actuarial assumptions and weighing the indications of the various actuarial methods in developing our ultimate loss selection;
◦the development of claims that varies from that which was expected when loss reserves were established;
◦adverse legal rulings which may impact the liability under insurance contracts beyond that which was anticipated when the reserves were established;
◦development of new theories related to coverage which may increase liabilities under insurance contracts beyond that which were anticipated when the loss reserves were established;
◦reinsurance coverage being other than what was anticipated when the loss reserves were established;
◦changes in claims handling procedures;
◦economic and social inflation;
•our ability to compete effectively;
•actions by our competitors, many of which have a larger capital base and are more highly rated than we are;
•unexpected changes in the claims environment or catastrophes and terrorist acts;
•the ongoing impact of the COVID-19 pandemic (including variant strains);
•the impact of global climate change and related regulation, including physical risks and transition risks;
•our dependence on insurance and reinsurance agents and brokers as distribution channels;
•changes in the pricing environment and the cyclical nature of our business, with periods with excess underwriting capacity and unfavorable premium rates and other periods with a shortage of underwriting capacity when premium rates are strong;
•our agents and producers exceeding their underwriting authorities or breaching obligations owed to us;

Operational Risks:
•our ability to attract and retain qualified employees and key executives;
•loss of our executive officers or other key personnel or other changes to our management team;
•the adequacy of our strategies and processes to mitigate insurance risk;
•the effectiveness of our internal controls;
•our dependence on our information technology network and the impact of any cybersecurity breach;
•our ability to adequately protect customer personal information;
•our ability to effectively select, develop, implement and monitor our outsourcing relationships;
•failure to execute on expense targets;

Financial Risks:
•the impact of any prolonged recession or a period of significant turmoil in the U.S. and international financial markets;
•changes in economic and political conditions, including inflation and changes in interest rates;
•market and credit risks that may impact our investment portfolio;
•foreign currency fluctuations;
•the availability, cost or quality of reinsurance;
•any impairment in the carrying value of goodwill and other intangible assets;
•any impairment or allowances of our investments;
•any failure of one or more reinsurers or capital market counterparties to meet their payment obligations to us or our inability to collect reinsurance recoverables;
•uncertainty resulting from the discontinued use of the London Interbank Offering Rate;

Strategic Risks:
•uncertain conditions in the global economy;
•our existing indebtedness and ability to access additional capital;
•our holding company structure and certain regulatory and other constraints that affect our ability to pay dividends and make other payments;
•any ratings downgrades;
•the success of our business plan and our ability to successfully execute strategic transactions;
•uncertainty resulting from the United Kingdom’s exit from the European Union;

Reputational Risks:
•any violations of laws and regulations relating to sanctions, anti-corruption and money laundering;
•actions of activist shareholders;
•any failure to meet stakeholder expectations regarding environmental, social and corporate governance matters;

Legal, Regulatory and Litigation Risks:
•the ability of our insurance subsidiaries to meet risk-based capital and solvency requirements in their respective regulatory domiciles;
•the outcome of legal and regulatory proceedings, investigations, inquiries, claims and litigation;
•regulatory constraints on our ability to operate our business, including on our ability to charge adequate rates and efficiently allocate capital;
•changes in legal environment, and changes in insurance regulations in the U.S. or other jurisdictions in which we operate;
•restrictions on the sale or change of control of the Company;
•difficulties associated with enforcing judgments against us or our directors and officers as a Bermuda company;

Taxation Risks:
•potential exposure to U.S. federal income and withholding taxes for our non-U.S. subsidiaries;
•any re-characterization or other adjustment for U.S. federal income tax purposes of agreements between our U.S. and non-U.S. subsidiaries;
•potential increased tax liabilities under the Base Erosion and Anti-Abuse Tax;
•changes in U.S. tax law;
•adverse U.S. federal income tax consequences to shareholders due to undistributed earnings and profits;
•consequences of a potential classification as a passive foreign investment company;
•adverse U.S. federal income tax consequences to our shareholders if we recognize related person insurance income;
•adverse U.S. federal income taxation that may impact U.S. persons and U.S. tax-exempt organizations who own our equity securities;
•any ineligibility for benefits under the U.S.-U.K. income tax treaty applicable to our Lloyd’s Companies;
•any ineligibility for benefits under the U.S.-Ireland income tax treaty applicable to dividends paid by our U.S. subsidiaries to Argo Ireland;
•any transfer pricing adjustment in computing U.K. or U.S. taxable profits;
•adverse consequences due to changes made by the Organisation for Economic Co-operation and Development; and
•adverse taxation in the U.K. and Bermuda.

The foregoing summary of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-K, including the risk factors set forth in Item 1A, “Risk Factors.” We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I
Item 1. Business

Business Overview

Argo Group, a Bermuda-based holding company, is a distinctive U.S. focused specialty insurer with well-established businesses operating in key specialty markets.

Business Strategy

Argo Group operates in the specialty insurance market where we focus on discrete niche products or businesses that require specialized or hard-to-place coverage. We believe the specialized nature of the products we offer provides our underwriters the flexibility over rates, terms and forms to produce superior loss ratios over the long-term. Our fundamental operating principles are designed to create an efficient organization that is focused on delivering results and improved shareholder value creation. We foster a culture of accountability for successful execution of strategic plans to improve returns by deploying capital to the businesses with the best outlook for return on capital.

Our operating strategy includes, among other elements:
(1)     positioning ourselves as a U.S. focused specialty insurance company;
(2)     simplifying of our business;
(3)     focusing on rate adequacy and underwriting discipline while providing a competitively priced product;
(4)     leveraging our distribution network by providing product solutions;
(5)     controlling expenses;
(6)     improving financial strength and issuer credit ratings;
(7)     providing quality services to agents and policyholders, including claims handling, rate, quote, bind and issue technologies to make it easier to write business;
(8)     taking advantage of opportunities to acquire suitable books of business or hire underwriting teams;
(9)    maintaining a balanced investment portfolio to support our underwriting operations;
(10)    leveraging reinsurance to manage underwriting volatility; and
(11)     investing in innovation and technology enhancements to improve efficiency.
Our Structure
The following is a summary organizational chart of Argo Group as of December 31, 2021:

Business Segments and Products
For the year ended December 31, 2021, our operations included two primary reportable segments - U.S. Operations and International Operations. In addition to these main business segments, we have a Run-off Lines segment for certain products we no longer underwrite. For discussion of the operating results of each business segment, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 19, “Segment Information,” in the Notes to the Consolidated Financial Statements.
On October 4, 2021, we reached an agreement to sell our Brazilian operations, Argo Seguros Brasil S.A. (“Argo Seguros”), to Spice Private Equity Ltd., an investment company focused on global private equity investments. The sale was completed on February 15, 2022. On December 20, 2021, we reached an agreement to sell our European operations, ArgoGlobal Holdings (Malta) Ltd. and its subsidiaries, to Riverstone Holdings Limited (part of the RiverStone International group). Closing of the transaction is subject to regulatory approval and is expected to occur during the first half of 2022.
For a discussion of these and other recent transactions, please refer to Note 2, “Recent Acquisitions, Disposals & Other Transactions,” in the Notes to the Consolidated Financial Statements.
U.S. Operations
The U.S. Operations business is distributed through retail, wholesale, and managing general brokers/agents in the specialty insurance market. This segment is a leader in the U.S. specialty insurance market, specifically through its Excess and Surplus Lines (“E&S”) businesses focusing on U.S.-based risks that the standard, admitted insurance markets is unwilling or unable to underwrite. The E&S businesses are often able to underwrite risks using more flexible policy terms and rating structures. The other U.S. businesses use their underwriting expertise in specific industry classes or exposures to write niche classes of business primarily in the admitted insurance market.
Our E&S businesses operate primarily through the Colony Specialty platform, acquired in 2002. Although focused primarily on non-admitted business, Colony Specialty may also underwrite certain classes of business on an admitted basis. The following businesses primarily use the Colony Specialty Platform:
Argo Construction
Argo Construction is a casualty business unit that specializes in construction risks writing primary and supported excess coverage to the contractor segment. The unit leverages their industry expertise to handle all insurance needs of contractors. Argo Construction’s specialized underwriters understand the rates, pricing and coverages needed to meet contractors’ insurance requirements and help project owners succeed. This business unit is segmented into four groups: New York Construction, Middle Market Construction, Owners Interest / Owners and Contractors Protective, Specialty Construction and Specialty Construction Excess.

Colony Contract P&C

Effective October 1, 2021, Argo Group sold the renewal rights for our contract binding Property and Casualty business to Mesa Underwriters Specialty Insurance Company (MUSIC), the excess and surplus lines subsidiary of Selective Insurance Group, Inc. Colony Specialty will continue to service in-force policies until their expiration dates. This business unit provided general liability and property coverages through select managing general agents via delegated authority. Risks include small contractors, premises liability, light to medium hazardous products/completed operations exposures, as well as property exposures.

Argo Casualty

Argo Casualty offers casualty insurance for hospitality, manufacturers, and premises risks and specializes in writing general liability and excess, both supported and unsupported, within these segments. Its target appetite includes high-end hospitality and traditional excess and surplus risks in this space.

Argo Property

Effective December 15, 2021, Argo Group sold the renewal rights of its US Specialty Property business to Westfield Insurance. Argo Property provided a full suite of property products to its wholesale trading partners, with a focus on cat-exposed E&S property coverages. Argo Group will continue to service in-force policies until their expiration dates.

Argo Environmental

Argo Environmental provides environmental liability insurance and related insurance products to a range of businesses, including those that operate in the environmental industry and those that face environmental liabilities arising from their industrial and commercial activities.

Colony Specialty Garage

Colony Specialty Garage provides both admitted and non-admitted garage products through wholesale general agents. This unit provides products designed to cover a wide range of auto dealer and auto service operations. Auto dealers include operations involved in selling new or used autos, trailers, recreational vehicles, motorcycles and off-road vehicles. Auto service/repair includes operations involved in auto and specialized vehicle service/repair, towing, salvage yards and valet parking.

Argo Inland Marine

Argo Inland Marine offers a wide range of products, coverages and services for the inland marine insurance market through a team of dedicated specialists. Inland marine insurance covers products, materials and equipment when they are transported over land, such as via truck or train, or while they are temporarily warehoused by a third party. The unit offers insurance coverage in the U.S. for builders’ risk, motor-truck cargo, equipment, and other miscellaneous marine risks. Coverage is provided on a monoline basis with both primary and excess coverages available.

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
On April 30, 2020, Argo Group completed the sale of the Trident Public Risk Solutions (“Trident”) brand and underwriting platform to Paragon Insurance Holdings, LLC (“Paragon”). Trident (now owned by Paragon) continues to write business on Argo Group paper through a managing general agency agreement with our U.S. insurance subsidiaries. Trident provides primary insurance products and risk management solutions for public-sector entities such as counties, municipalities, public schools, and other local government units and special districts.
Argo Surety
Argo Surety provides surety solutions to businesses that must satisfy various eligibility conditions in order to conduct commerce, such as licensure required by government statute or regulation, counterparty conditions found in private or public construction projects, or satisfactory performance of contracted services. Surety products are commonly grouped into two broad categories referred to as commercial bonds and contract bonds. Commercial bonds are generally required of businesses that guarantee their compliance with regulations and statutes, the payment and performance assurance for various forms of contractual obligations, or the completion of services. Contract bonds are typically third-party performance, payment or maintenance guarantees associated with construction projects. Argo Surety writes Commercial and Contract bonds targeting multiple industries, including construction (general, trade and service contractors), manufacturing, transportation, energy (coal, oil and gas), waste management, industrial equipment, technology, retail, public utilities and healthcare.

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

International Operations

This segment specializes in insurance risks through the broker market, focusing on specialty property insurance, primary/excess casualty, professional liability, and marine and energy insurance. The business is focused primarily, but not limited to, U.S.-based specialty insurance risks. This segment includes a multi-class Lloyd’s Syndicate platform, a strong Bermuda trading platform and businesses in Continental Europe.

The International Operations segment operates as ArgoGlobal in addition to other brands depending on product and jurisdiction, including Argo Re, Ltd. (“Argo Re”), the Casualty and Professional Lines unit of Argo Insurance Bermuda, ArgoGlobal SE in Continental Europe, ArgoGlobal Assicurazioni in Italy and Argo Seguros in Brazil.

Lloyd’s Syndicate Platform

Argo Group’s Lloyd’s syndicate platform includes management and participation in Syndicate 1200 as well as management and historical participation in Syndicate 1910 (prior to the sale of Ariel Re, as well as Ariel Re Bda Limited and ArgoGlobal Services (Hong Kong) Limited, to Pelican Ventures and J.C. Flowers & Co. on November 25, 2020.) Based in London, the syndicates have regional operations in Bermuda and Dubai. The syndicates are managed by the Argo Managing Agency and trade under the Lloyd’s of London capital and licensing framework. Syndicate 1910 continues to be managed by Argo Managing Agency while Ariel Re awaits approval of its own Lloyd’s Managing Agency, which is anticipated to occur in 2022.

Syndicate 1200 is focused on underwriting specialty insurance in the Lloyd’s market, with more than half of its premiums related to U.S.-domiciled risks. Key product lines include property, non-U.S. liability, marine, energy and specialty insurance. The property division of Syndicate 1200 concentrates mainly on North American commercial properties, but is also active in the residential sector, including collateral protection insurance programs for lending institutions. A portion of business is underwritten through the use of binding authorities, whereby we delegate underwriting authority to another party, usually a broker or underwriting agent. The liability division underwrites professional indemnity and general liability insurance, with an emphasis on Canada, Australia and the United Kingdom (the “U.K.”). The marine and energy division underwrites cargo, upstream energy, and marine liability insurance. The specialty division underwrites personal accident, credit and political risks, political violence and contingency insurance. In 2021, we discontinued writing contingency insurance.

For the 2021 year of account, approximately 9% of Syndicate 1200’s underwriting capital was related to third parties, including other (re)insurance groups (“trade capital”) and high net worth individuals who want to participate in our underwriting. This is in contrast to 2020 and prior years when up to one-half of the underwriting capital was provided by trade capital providers that participated on a quota share basis behind an Argo Group-owned corporate member or directly through their own member. The flexibility in the sources of capital allows us to manage underwriting exposure over the insurance cycle. Our economic participation in the syndicate varies by year of account based on our risk appetite and the availability of third-party capital. This business earns a return on the underwriting capital that is provided by us and from fee income earned from the management of third-party capital.

Syndicate 1910 underwrote reinsurance through the trade name Ariel Re, which operated in two areas - treaty property and specialty. Treaty property reinsurance was predominantly catastrophe-focused. Specialty reinsurance encompassed marine, energy, aviation, terrorism, casualty and property. This reinsurance portfolio was focused on treaties where high-quality exposure and experience data allowed our underwriters to quantify the risk. On November 25, 2020, Argo Group completed the transfer of Ariel Re, as well as Ariel Re Bda Limited and ArgoGlobal Services (Hong Kong) Limited, to Pelican Ventures and J.C. Flowers & Co.

As of January 1, 2021, Argo Group no longer participated in the future results of Syndicate 1910. For the prior open years of account, the sources of the underwriting capital for Syndicate 1910 included our interest and capital from trade capital and high net worth individuals. Our economic participation in Syndicate 1910 for prior years of account varied based on our risk appetite and the availability of third-party capital at the time.

Bermuda Insurance, Europe and Brazil

The additional international businesses include Argo Insurance Bermuda, ArgoGlobal SE, ArgoGlobal Assicurazioni in Italy and, prior to February 15, 2022, Argo Seguros business in Brazil.

Argo Insurance Bermuda offers casualty, property and professional lines, which serves the needs of clients by providing the following coverages: property, general and products liability, directors and officers liability, errors and omissions liability and employment practices liability.

Argo Seguros was our property and casualty insurance company based in Sao Paolo, Brazil, which was focused on serving that country’s domestic commercial insurance market. Argo Seguros provided a broad range of commercial property, casualty and specialty coverages. Its primary lines of business were cargo and marine, property, engineering and financial lines. On October 4, 2021, we reached an agreement to sell Argo Seguros to Spice Private Equity Ltd., an investment company focused on global private equity investments. The sale was completed on February 15, 2022.

ArgoGlobal SE is based in Malta and underwrote accident & health, marine, professional liability, surety, and other property and casualty business in continental Europe. As of December 31, 2020, the majority of this business has been placed into runoff. On December 20, 2021, we reached an agreement to sell ArgoGlobal Holdings (Malta) Ltd. and its subsidiaries, to Riverstone Holdings Limited (part of the RiverStone International group.) Closing of the transaction is subject to regulatory approval and is expected to occur during the first half of 2022.

ArgoGlobal Assicurazioni underwrote professional liability, property, marine, accident & health and liability insurance in the European market with a focus on Italy. On December 23, 2020, we announced the sale of ArgoGlobal Assicurazioni to Perfuturo Capital AG (“Perfuturo”), a Swiss Holding Company. Perfuturo is fully owned by Philantra Holding AG. Completion of this transaction was subject to regulatory approval, however, because regulatory approval was not received prior to July 31, 2021, the agreement terminated under its own terms. We are not actively writing business at ArgoGlobal Assicurazioni and continue to review our strategic alternatives for the business.
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
U.S. Operations
Our U.S. insurance businesses distribute products through a network of appointed wholesale agents, general agents and brokers specializing in excess and surplus lines and certain targeted admitted lines. Approximately two-thirds of E&S premium volume in 2021 was produced by wholesale brokers who submit business and rely on Argo Group to produce quotes and handle policy issuance on such accounts. The remaining one-third of E&S premium was produced through a select group of wholesale agents and managing general agents (“MGAs”) to whom we have delegated limited authority to act on our behalf. These agents are granted authority to underwrite, quote, bind and issue policies in accordance with predetermined guidelines and procedures prescribed by us.
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

International Operations

Syndicate 1200 obtains its insurance business from two main sources: the Lloyd’s open market and underwriting agencies through delegated authority. In the Lloyd’s open market, brokers approach Syndicate 1200 directly with risk opportunities for consideration by our underwriters. Brokers also approach Syndicate 1200 on behalf of selected underwriting agencies that are then granted limited authority delegated by the Syndicate 1200 to make underwriting decisions on these risks. In general, risks written in the open market are larger than risks written on our behalf by authorized agencies in terms of both exposure and premium. The additional International Operations’ businesses obtain business through brokers and third-party intermediaries. The businesses’ marketing and distribution strategies are for the most part managed by local distribution teams and underwriters based in the U.K., Bermuda and Dubai.
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
FSRs reflect a rating agency’s assessment of an insurer’s ability to meet its financial obligations to policyholders. All of our insurance companies have an FSR of “A-” (Excellent), with a stable outlook, from A.M. Best Company (“A.M. Best”), and an FSR of “A-” (Strong), with a negative outlook, from Standard & Poor’s (“S&P”).
ICRs reflect a rating agency’s assessment of a company’s prospects for repaying its debts and can be considered by lenders in connection with the setting of interest rates and terms for a company’s short-term or long-term borrowings. Argo Group has an ICR and senior unsecured debt rating of “BBB-” from S&P. Argo Group has an ICR and senior unsecured debt rating of “bbb-” from A.M. Best. All of our insurance companies have an ICR of “a-” from A.M. Best.
A.M. Best FSRs range from “A++” (Superior) to “S” (Suspended) and include 16 separate ratings categories. S&P Financial Strength Ratings range from “AAA” (Extremely Strong) to “R” (under regulatory supervision) and include 21 separate ratings categories.
Syndicate 1200, our Lloyd’s syndicate, received the Lloyd’s market FSR rating of “A” (Excellent), with a stable outlook, by A.M. Best and “A+” (Strong), with a stable outlook, by S&P.

Regulation

General

The insurance business and related services is regulated in most countries, although the degree and type of regulation varies from one jurisdiction to another. The principal jurisdictions in which Argo Group’s insurance businesses operate are Bermuda, the U.S., the European Union (“E.U.”), the U.K. and Dubai. Argo Group is also regulated in other countries where it does business. A summary of the material regulations in these jurisdictions is set forth below. We may become subject to regulations in new jurisdictions or additional regulations in existing jurisdictions.

Bermuda

Insurance Group Supervision and Regulation Scheme

The Bermuda Monetary Authority (“BMA”) may, in respect of an insurance group, determine whether it is appropriate for the BMA to act as its group supervisor in accordance with the Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”). The BMA’s group supervision objective is to provide a coordinated approach to the regulation of an insurance group and its supervisory and capital requirements. The BMA acts as “Group Supervisor” of the Company and its regulated subsidiaries and has designated Argo Re as the designated insurer for the purposes of group supervision. As Group Supervisor, the BMA performs a number of supervisory functions including: (1) coordinating the gathering and dissemination of information which is of importance for the supervisory task of other competent authorities; (2) carrying out a supervisory review and assessment of Argo Group; (3) carrying out an assessment of Argo Group’s compliance with the rules on solvency, risk concentration, intra-group transactions and good governance procedures; (4) planning and coordinating, with other competent authorities, supervisory activities in respect of Argo Group, both as a going concern and in emergency situations; (5) taking into account the nature, scale and complexity of the risks inherent in the business of all companies that are part of Argo Group; (6) coordinating any enforcement action that may need to be taken against Argo Group or any of its members and (7) planning and coordinating meetings of colleges of supervisors (consisting of insurance regulators) in order to facilitate the carrying out of the functions described above.

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

Insurance companies as well as insurance groups are also subject to the Bermuda Solvency Capital Requirement (“BSCR”), a risk-based capital system. The BMA imposes the Enhanced Capital Requirement (“ECR”) on Argo Re pursuant to its function as the Group Supervisor. Argo Group’s ECR may be calculated by either (1) the standard model developed by the BMA known as the BSCR model, or (2) an internal capital model which the BMA has approved for use for this purpose. Argo Group currently uses the BSCR model in calculating the ECR requirements for Argo Group. In addition, the Company is required to prepare and submit annual audited U.S. GAAP financial statements, annual statutory financial statements, annual statutory financial return, annual capital and solvency return and quarterly unaudited financial returns for Argo Group.

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

On September 28, 2021, the BMA convened its annual supervisory college session relative to Argo Group, which included participation by the Prudential Regulatory Authority (U.K.), the Insurance Departments of the States of Illinois and Virginia (U.S.), the Malta Financial Services Authority (“MFSA”) and the Italian Institute for the Supervision of Insurance (“IVASS”). Argo Group management were also invited to attend and to make a presentation at the session. The session had a positive outcome with no issues raised by the supervisory college.

Regulation of Argo Re

Classification of Insurers

The Insurance Act provides that no person may carry on an insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the BMA. Argo Re, which was incorporated as a Bermuda exempted company to operate a general insurance and reinsurance business, is registered as a Class 4 insurer in Bermuda and is regulated as such under the Insurance Act. Under the Insurance Act, no distinction is made between insurance and reinsurance business.

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

Annual Statutory Financial Statements and Returns

The Insurance Act generally requires every insurer to prepare annual statutory financial statements and to file these statements with the BMA, together with a statutory financial return and a declaration certifying compliance with the minimum criteria applicable to it including the minimum margin of solvency, enhanced capital requirements and any restrictions or conditions imposed on its license. The statutory financial statements are distinct from the financial statements prepared for presentation to the insurer’s shareholders under the Companies Act of 1981, as amended, of Bermuda (the “Companies Act ”), which may be prepared in accordance with U.S. GAAP or other generally accepted accounting principles.

The Insurance Act prescribes rules for the preparation and substance of such statutory financial statements (which include, in statutory form, a balance sheet, income statement, a statement of capital and surplus, and notes thereto). The insurer is required to give detailed information and analysis regarding premiums, claims, reinsurance and investments. An insurer is required to submit the annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA or the Bermuda Registrar of Companies. The BMA requires Class 4, 3B, 3A, E, D and C insurers to file audited general purpose financial statements as part of their annual filings, which the BMA will subsequently publish on its website together with the declaration certifying compliance, unless an exemption is obtained pursuant to Section 56 of the Insurance Act.

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

Regulation of Argo Services

Argo Insurance Services Bermuda, Ltd. (“Argo Services”) is licensed by the BMA pursuant to Section 10 of the Insurance Act as an Insurance Agent. The Insurance Act provides that: (i) the BMA may make rules prescribing prudential standards in relation to insurance agents (which will include an annual report) and apply penalties for failure to file statutory returns; (ii) agents are required to maintain lists of insurers for which they act, (iii) agents are required to notify the BMA within 14 days of any change of shareholder controller or officer; and (iv) agents are required to have sufficient indemnity insurance cover. The BMA has provided a Code of Conduct for insurance agents which establishes the duties, requirements and standards to be complied with by all insurance agents registered under Section 10 of the Insurance Act, including the procedures and sound principles to be observed by such persons. The BMA has also mandated that insurance agents are annually required to file: (i) a return accompanied by a copy of the insurance agent’s management accounts for the financial year and business plan for the next financial year; and (ii) a declaration signed by two directors (one of whom must be the chief executive officer) of the insurance agent confirming that to the best of their knowledge and belief the information in the annual return is fair and accurate.

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

Dividends and Distributions

The Company’s future cash flows largely depend on the availability of dividends or other statutorily permissible payments from subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries and states in which these subsidiaries operate, including, among others, Bermuda. The Company’s ability to pay dividends and interest and to make dividends to shareholders is limited by the Companies Act. Under the Companies Act, the Company is prohibited from declaring or paying a dividend or making a distribution out of contributed surplus, if there are reasonable grounds for believing that (1) the company is, or would after the payment be, unable to pay its liabilities as they become due or (2) the realizable value of its assets would thereby be less than its liabilities.

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
In 2021, 2020 and 2019, Argo Re paid cash dividends to Argo Group of $85.0 million, $58.8 million and $52.1 million, respectively. The proceeds of the dividends were used to repay intercompany balances related primarily to the funding of dividend and interest payments and other corporate expenses.

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

Financial Condition Report

In May 2021, Argo Group filed its annual Financial Condition Report (“FCR”), for the year ended December 31, 2020, with the BMA and on Argo Group’s public website (www.argolimited.com) in accordance with the Insurance (Public Disclosure) Rules 2015 pursuant to the Insurance Act. The purpose of this Financial Condition Report for Argo Group is to provide a public disclosure of the measures governing the Company’s business operations, corporate governance framework, risk profile, solvency valuation, financial performance and capital management of significant events. The FCR is an annual filing which provides additional information to the public in relation to Argo Group’s business model, which is also published on the Company’s website within 14 days of being filed with the BMA. The FCR was used as the basis for compliance with the NAIC Corporate Governance Annual Disclosures (“CGAD”) reporting requirements applying to Argo Group U.S., Inc. as a result of the passing of the CGAD Model Act.

The Personal Information Protection Act 2016

The Personal Information Protection Act 2016 (“PIPA”) is the principal Bermuda legislation regulating the right to personal informational privacy. PIPA sections relating generally to the establishment, staffing, funding, and general powers of the Privacy Commissioner came into force on December 2, 2016. However, PIPA’s remaining provisions have not been fully implemented and regulations under PIPA have not yet been provided.

Cyber Code and Reporting Events

In October 2020, pursuant to its powers under the Insurance Act, the Bermuda Monetary Authority (BMA) issued the Insurance Sector Operational Cyber Risk Management Code of Conduct (“Cyber Code”) which applies to all registered insurers, insurance managers and intermediaries (i.e. agents, brokers, insurance market place providers registered under the Insurance Act) (each a “Regulated Entity”). The Cyber Code establishes the duties, requirements, standards, procedures and principles to be complied with in relation to operational cyber risk management. In issuing the Cyber Code, the BMA noted that cyber incidents can cause significant financial losses and/or reputational impact to registrants as well as their clients. The Cyber Code defines a ‘cyber reporting event’ as any act that results in the unauthorized access to, disruption, or misuse of the electronic systems or information stored on such systems of a Regulated Entity, including breach of security leading to the loss or unlawful destruction or unauthorized disclosure of or access to such systems or information, where (1) a cyber reporting event has the likelihood of adversely impacting policyholders or clients; (2) a Regulated Entity has reached a view that there is a likelihood that loss of its system availability will have an adverse impact on its insurance business; (3) a Regulated Entity has reached a view that there is a likelihood that the integrity of its information or data has been compromised and may have an adverse impact on its insurance business; (4) a Regulated Entity has become aware that there is a likelihood that there has been unauthorized access to its information systems whereby such would have an adverse impact on its insurance business; or (5) an event has occurred for which a notice is required to be provided to a regulatory body or government agency.

Every Regulated Entity shall, on coming to the knowledge, or where it has reason to believe, that a cyber reporting event has occurred, forthwith notify the BMA, in such manner as the BMA may direct. Within fourteen days of such notification, the insurer shall furnish the BMA with a report in writing setting out the specific details of the cyber reporting event that are available to it. The Cyber Code also provides that cyber risk policies and procedures must be in place and tested at least annually, allowing Regulated Entities to implement effective and coordinated business continuity planning and disaster recovery planning. The board of directors of a Regulated Entity has oversight of the governance of cyber risk but must also appoint a senior executive for the role of the Chief Information Security Officer, whose role is to deliver and oversee the operational cyber risk management program.

The Cyber Code came into effect January 1, 2021, and Regulated Entities were required to be compliant by December 31, 2021.

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

Unless a “general permission” applies, specific permission from the BMA is required for all issuances and transfers of securities of a Bermuda exempted company, pursuant to the provisions of the Exchange Control Act 1972 and related regulations, as amended. The BMA, in its policy dated June 1, 2005, provides that where any equity securities of a Bermuda company, which would include the shares of the Company, are listed on an appointed stock exchange (which includes the New York Stock Exchange), general permission is given for the issue and subsequent transfer of any securities of such company from and to a non-resident, for as long as any equity securities of such company remain so listed.

Economic Substance

The Economic Substance Act 2018, as amended (the “Substance Act”) and the Economic Substance Regulations 2018, as amended (the “Substance Regulations” and, together with the Substance Act, the “ES Requirements”) came into effect on December 31, 2018. Pursuant to the ES Requirements, a corporation, limited liability company or partnership (collectively, a “registered entity”) conducting a relevant activity (discussed below) will satisfy the ES Requirements if such entity is managed and directed in Bermuda, core income generating activities related to the relevant activity are undertaken in Bermuda, such entity maintains adequate physical premises in Bermuda, there is an adequate number of full time employees in Bermuda (all with suitable qualifications), and operating expenditures incurred in Bermuda are adequate in relation to the relevant activity. For the purposes of the ES Requirements, the relevant activities are banking, insurance, fund management, financing and leasing, maintaining a headquarters, shipping, distribution and service centers, maintaining a holding entity and intellectual property. Any entity that is subject to the ES Requirements is required to file, on an annual basis, an economic substance declaration form with the Bermuda Registrar of Companies, confirming that the entity complies with the ES Requirements. Any entity that fails to satisfy the ES Requirements could face automatic disclosure to competent authorities, in each jurisdiction in which its owners or beneficial owners is incorporated, formed, registered or resident, of the information filed by the entity with the Bermuda Registrar of Companies in connection with the ES Requirements and may also face financial penalties, restriction or regulation of its business activities and/or may be struck off as a registered entity in Bermuda.

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

United States

State Insurance Regulation

Argo Group U.S., Inc.’s insurance subsidiaries are subject to the supervision and regulation of the states in which they are domiciled. We currently have 9 insurance companies domiciled in 5 states (the “U.S. Subsidiaries”). Argo Group U.S., Inc., as the direct and indirect parent of the U.S. Subsidiaries, is subject to the insurance holding company laws of Illinois, New York, Ohio, Pennsylvania and Virginia. These laws generally require each of the U.S. Subsidiaries to submit annual holding company registration statements to its respective domestic state insurance departments and to furnish annual financial and other information about the operations of the companies within the holding company group, including the filing of an Own Risk and Solvency Assessment (“ORSA”) Summary Report with the Illinois Director of Insurance, as the lead state regulator. In order to assess the business strategy, financial position, legal and regulatory position, risk exposure, risk management, and governance processes, the Illinois Director of Insurance may choose to participate in the annual supervisory college with other regulators who are interested in the supervision of an Illinois domestic insurer or its affiliates, including other state, federal, and international regulatory agencies. Generally, all material transactions among companies in the holding company group to which any of the U.S. Subsidiaries is a party, including sales, loans, reinsurance agreements and service agreements, must be fair and, if material or of a specified category, require prior notice and approval by the insurance department where the subsidiary is domiciled. Transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries and certain material transactions between companies within the holding company group may be subject to prior notice to, or prior approval by, state regulatory authorities. Such supervision and regulation are intended to primarily protect our policyholders. Matters relating to authorized lines of business, underwriting standards, financial condition standards, licensing of insurers, investment standards, premium levels, policy provisions, the filing of annual and other financial reports prepared on the basis of Statutory Accounting Principles, the filing and form of actuarial reports, dividends and a variety of other financial and non-financial matters are also areas that are regulated and supervised by the states in which each of our U.S. Subsidiaries are domiciled.

Cyber Regulations

The New York Department of Financial Services (“NYDFS”) issued Cybersecurity Regulations for Financial Services Companies that require certain parts of Argo Group’s insurance operations to, among other things, establish and maintain a cybersecurity policy, a cybersecurity breach incident response process and to designate a Chief Information Security Officer.

The National Association of Insurance Commissioners (“NAIC”) adopted the Insurance Data Security Model Law in October 2017 (“Model Law”). The purpose of this Model Law is to establish recommended standards for data security and for the notification to insurance commissioners of cybersecurity incidents involving unauthorized access to, or the misuse of, certain non-public information. It also requires annual compliance reporting obligations. Two of the states where Argo Group subsidiaries are domiciled have implemented insurance related data security laws modeled after the NAIC Model Law. Ohio’s insurance data security law, passed on December 19, 2018, went into effect in March 2020. Virginia’s Insurance Data Security Act was passed on March 11, 2020 and most of its key provisions were effective on July 1, 2020.

The Virginia Consumer Data Protection Act (“VCDPA”) was passed on March 2, 2021. It will not become effective until January 2023. The VCDPA grants consumers rights over their personal information and requires businesses to establish, implement, and maintain reasonable security practices with respect to personal information of Virginia consumers it has collected. The VCDPA defines a consumer as a resident of Virginia only if acting in an individual or household context, and it specifically excludes a natural person acting in a commercial or employment context. It also specifically exempts financial institutions or data subject to the Gramm-Leach-Bliley Act.

The Illinois Personal Information Protection Act (“IL PIPA”) requires organizations with the personal information of Illinois residents to implement and maintain reasonable security measures to protect data from unauthorized access, acquisition, destruction, use, modification, or disclosure. It also requires organizations that own or license personal information to notify Illinois residents of a breach to their computerized data in expedient time without unreasonable delay. The IL PIPA was amended effective January 1, 2020, to require organizations to notify the Illinois Attorney General’s office in the case of certain data breaches.

The California Consumer Privacy Act (“CCPA”) enhances privacy rights and consumer protection for residents of California who are consumers. It also requires that companies who collect such consumer personal information implement reasonable security measures to protection that information. The CCPA provides for an exemption for personal information that is collected from business contacts in the context of business-to-business transactions. It also exempts personal information collected pursuant to the Gramm-Leach-Bliley Act.

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

Argo Group U.S., Inc. may receive dividends from its direct subsidiaries: Argonaut Insurance Company (“Argonaut”) and Rockwood. For the year ended December 31, 2021, neither Argonaut nor Rockwood paid an ordinary dividend to Argo Group U.S., Inc. During 2022, Argonaut is permitted to pay dividends up to $107.1 million without approval from the Illinois Division of Insurance, based on the application of the Illinois ordinary dividend calculation. During 2022, Rockwood is permitted to pay dividends up to $10.6 million without prior approval from the Pennsylvania Department of Insurance. Business and regulatory considerations may impact the amount of dividends actually paid, and prior regulatory approval of extraordinary dividend payments is required.

State laws require prior notice or regulatory approval of direct or indirect changes in control of an insurer, reinsurer or its holding company, and certain significant inter-corporate transfers of assets within the holding company structure. An investor, who acquires or attempts to acquire shares representing or convertible into more than 10% of the voting power of the securities of Argo Group, would become subject to at least some of these laws. This would require approval from the five domiciliary regulators of the U.S. Subsidiaries prior to acquiring such shares and would be required to file certain notices and reports with the five domiciliary regulators prior to such acquisition.

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

Currently Argo Group’s E.U operations ArgoGlobal S.E. and ArgoGlobal Assicurazioni are required to comply with SII. Argo Group’s Lloyd’s Managing Agency, Argo Managing Agency Limited continues to comply with the requirements of SII. With the U.K.’s withdrawal from the E.U. the U.K. Government is in the process of seeking views on reforming the prudential regulation of the U.K. insurance sector and has commenced a review of SII.

United Kingdom Withdrawal from the E.U.

On June 23, 2016, the U.K held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit.” As a result of the referendum, the U.K. formally exited the E.U. on January 31, 2020, pursuant to a withdrawal agreement between the U.K. government and the E.U.

On December 24, 2020, the U.K. and the E.U. announced that they had struck a new bilateral trade and cooperation deal governing the future relationship between the U.K. and the E.U. (the “E.U.-U.K. Trade and Cooperation Agreement”), which took effect from January 1, 2021. The E.U.-U.K. Trade and Cooperation Agreement contains limited provisions on financial services, leaving trade to be managed through mutual unilateral equivalence decisions. A Memorandum of Understanding on regulatory cooperation was entered into by the U.K. and the E.U. in March 2021. As of December 31, 2021, the U.K. had granted the E.U. 27 permanent equivalence decisions that provide E.U. nations access to the U.K. financial markets. The E.U. has yet to make equivalence decisions for the U.K. As a result, U.K. firms’ access to the E.U. markets depend on the rules each member state applies to third country businesses.

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

On December 20, 2021, Argo Group entered into an agreement for the sale of ArgoGlobal SE to Riverstone Holdings Limited. The sale is expected to close in the first half of 2022.

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

General Data Protection Regulations (E.U.)

In the E.U., the General Data Protection Regulation (the “GDPR”) came into force on May 25, 2018. Argo Group is subject to the applicable requirements of GDPR in regards the collection of personal information related to the provision of our services and products within the E.U. or the collection and processing of personal information from residents of the E.U.

United Kingdom

Argo Managing Agency Limited is a Lloyd’s managing agent that manages Syndicate 1200 (“S1200”), Syndicate 1910 (“S1910”) and Special Purposes Arrangement 6117 (“SPA6117”). In 2020 Argo Group divested its interest in the Ariel Re business including S1910. Although Argo Group no longer participates or writes new business on S1910 Argo Managing Agency Limited continues to manage S1910 and SPA6117 on a third-party management basis.

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

Lloyd’s Regulations and Requirements

The operations of S1200, S1910 and SPA6117 are supervised by Lloyd’s. Historically, the Council of Lloyd’s had wide discretionary powers to regulate members’ underwriting at Lloyd’s, while the Lloyd’s Franchise Board was responsible for setting risk management and profitability targets for the Lloyd’s market and operates a business planning and monitoring process for all Syndicates, including reviewing and approving the Syndicates’ annual business plans. During 2020, Lloyd’s merged the Council and Franchise Board to form a new Council, which is responsible for overseeing and regulating both areas. The Lloyd’s Council requires annual approval of S1200’s, S1910’s and SPA6117’s business plans, including maximum underwriting capacity, and may require changes to any business plan presented to it or that additional capital be provided to support underwriting. Lloyd’s also imposes various charges and assessments on its members.

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

Argo Managing Agency Limited has five (5) Argo Group wholly-owned Lloyd’s approved service companies, which produce business to Syndicate 1200 under delegated underwriting authority arrangements. They are:

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

Dubai International Financial Centre Data Protection Law

On July 1, 2020, DIFC Data Protection Law No. 5 of 2020 came into effect (“New DP Law”). The New DP Law replaces DIFC Law No. 1 of 2007. The New DP Law applies to companies incorporated in the DIFC, regardless of where processing takes place, or companies that, whilst incorporated elsewhere, process personal data in the DIFC as part of stable arrangements (other than occasional processing). In the latter case, the New DP Law only applies to those processing activities taking place within the DIFC. The New DP Law reflects many aspects of the E.U.’s GDPR.

•ArgoGlobal Underwriting Asia Pacific Pte Limited

ArgoGlobal Underwriting Asia Pacific Pte Limited (“AG UAPPL”) is authorized by the Monetary Authority of Singapore (“MAS”) as a Lloyd’s Asia Scheme Service Company. AG UAPPL is therefore subject to regulatory oversight from both Lloyd’s and the MAS. During 2019, we ceased underwriting in AG UAPPL and have placed the company into runoff.

•Argo Direct Limited

Argo Direct Limited (“ADL”) is authorized and regulated by the Financial Conduct Authority. It is an approved Lloyd’s coverholder service company. ADL has been given permission to provide regulated products and services to commercial and retail customers. The Company is therefore subject to regulatory oversight from both Lloyd’s and the FCA.

•ArgoGlobal Insurance Services Inc.

ArgoGlobal Insurance Services Inc. (“AGIS”) is an approved Lloyd’s coverholder service company. AGIS was incorporated in Delaware, USA. The Company is subject to regulatory oversight from Lloyd’s. During 2019, we ceased underwriting in AGIS and have placed the company into runoff.

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

Data Protection Act 2018 (U.K.)

Following Brexit, coming into effect on January 1, 2021, the U.K. GDPR and the Data Protection Act 2018 (“DPA2018”) are now the U.K.’s standalone data protection laws. The DPA2018 adds requirements that fall outside the U.K. GDPR’s scope, such as processing by law enforcement and intelligence services. Argo Group is subject to the applicable requirements of the U.K. GDPR and DPA2018 related to provision of our services and products within the U.K., or the collection and process of personal information from residents of the U.K.

On June 28, 2021, the European Commission published an adequacy provision for the U.K., which allows for the transfer of personal information from the E.U. to the U.K.

Brazil

In April 2014, Argo Re was registered by Superintendệncia de Seguros Privados as an admitted reinsurer in Brazil, and established its representative office, Argo Re Escritório de Representação no Brasil Ltda. (“Argo Re Escritório”) in São Paulo, Brazil. Argo Re Escritório is focused on serving the domestic commercial reinsurance market. Argo Re and Argo Re Escritório are subject to Brazil’s laws and regulations relating to business activities as an admitted reinsurer.

On October 4, 2021, Argo Group entered into an agreement for the sale of Argo Seguros to Spice Private Equity Ltd., and the sale was completed on February 15, 2022.

Brazilian General Data Protection Law

The Brazilian General Data Protection Law (“LGPD”), Federal Law no. 13,709/2018, came into force on September 18, 2020 after several discussions and postponements. The LGPD is Brazil’s first comprehensive data protection regulation, and it is largely aligned to the E.U. GDPR.
Reinsurance
As is common practice within the insurance industry, Argo Group’s insurance subsidiaries transfer a portion of the risks insured under their policies by entering into a reinsurance treaty with another insurance or reinsurance company. Purchasing reinsurance protects carriers against the frequency and/or severity of losses incurred on the policies they issue, such as an unusually large individual claim or serious occurrence in which a number of claims on one policy aggregate to produce an extraordinary loss or where a catastrophe generates a large number of claims on multiple policies at the same time. As a specialty reinsurer, we purchase a broad-based series of reinsurance programs in an effort to mitigate the risk of significant capital deterioration, as well as to minimize the volatility of earnings against the impact of a single, large catastrophe or several smaller, but still significant catastrophe events.
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

At December 31, 2021, Argo Group’s reinsurance recoverable balance totaled $2,966.4 million, net of the allowance for estimated uncollectible reinsurance of $3.8 million. We applied the whole unallocated balance to the Reinsurers rated A+ or better category to maintain a conservative approach and are passing on further investigation due to immateriality. The following table reflects the credit ratings for our reinsurance recoverable balance at December 31, 2021:

	2021
(in millions)	Reinsurance Recoverables	% of Total
Ratings per A.M. Best
Reinsurers rated A+ or better	$1,595.2	53.7%
Reinsurers rated A	995.8	33.6%
Reinsurers rated A-	160.1	5.4%
Reinsurers rated below A- or not rated	215.3	7.3%
	$2,966.4	100.0%
All of the top 10 reinsurers were rated A or higher, and accounted for $1,695.7 million, or approximately 57.1% of the reinsurance recoverable balance as of December 31, 2021. Management has concluded that all balances (net of the allowance for estimated uncollectible reinsurance) are considered recoverable as of December 31, 2021.

Additional information relating to our reinsurance activities is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6, “Reinsurance,” in the Notes to the Consolidated Financial Statements.
Reserves for Losses and Loss Adjustment Expenses
Argo Group records reserves for specific claims incurred and reported, as well as reserves for claims incurred but not reported (“IBNR”). The estimates of losses for reported claims are established on an individual case basis based on management’s reasonable judgment. Such estimates are based on our particular experience with the type of risk involved and our knowledge of the circumstances surrounding each individual claim. Reserves for reported claims consider our estimate of the ultimate cost to settle the claims, including investigation and defense of the claim, and may be adjusted for differences between costs originally estimated and costs re-estimated or incurred.
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
The estimate of reinsurance recoverables related to reported and unreported losses and loss adjustment expenses represent the portion of the gross liabilities that are anticipated to be recovered from reinsurers. Amounts recoverable from reinsurers are recognized as assets at the same time as, and in a manner consistent with, the estimate of the gross losses covered by the reinsurance agreement.
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
We have discontinued underwriting certain lines of business; however, we are still obligated to pay losses incurred on these lines. Certain lines currently in run-off are characterized by long elapsed periods between the occurrence of a claim and any ultimate payment to resolve the claim. Included in Run-off Lines are claims related to asbestos and environmental liabilities arising out of liability policies primarily written in the 1960s, 1970s and into the early 1980s with a limited number of claims occurring on policies written in the early 1990s. Business formerly written in our risk-management business is also classified in Run-off Lines. Additional discussion on Run-off Lines can be found under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 8, “Run-off Lines,” in the Notes to the Consolidated Financial Statements.
Additional information relating to our loss reserve development is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 7, “Reserves for Losses and Loss Adjustment Expenses,” in the Notes to Consolidated Financial Statements.

Investments

Our investment portfolio is designed to ensure adequate liquidity for the prompt payment of our obligations, including any potential claims payments. To ensure adequate liquidity for payment of claims, we broadly seek to match the profile of our invested assets with those of our liabilities. We consider liquidity, anticipated duration, and the currency of our liabilities when making investment decisions. To meet our liquidity needs, our bond portfolio consists primarily of investment grade, fixed-maturity securities. As of December 31, 2021, fixed maturities, along with cash and short-term investments, represented 91.9% of our total investments and cash equivalents.

In an effort to meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including issuer limits, sector limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. Our investment managers may invest some of the investment portfolio in currencies other than the U.S. dollar based on where our business is underwritten, the currency in which our loss reserves are denominated and regulatory requirement.

The performance of our investment portfolio is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, currency fluctuations, liquidity risk and credit and default risk. Investment guideline restrictions have been established in an effort to minimize the effect of these risks but may not always be effective due to factors beyond our control. A significant change in interest rates could result in losses, realized or unrealized, in the value of our investment portfolio. Additionally, with respect to some of our investments, we are subject to prepayment and reinvestment risk. Certain investments are subject to restrictions on sale, transfer and redemption, which may limit our ability to withdraw funds or realize gains on such investments for some period of time after our initial investment. The values of, and returns on, such investments may also be more volatile.

Investment Committee and Investment Managers

The Investment Committee of our Board of Directors (the “Board”) has approved an investment policy statement that outlines a Strategic Asset Allocation (“SAA”), which serves to govern our investment activity. The Investment Committee regularly monitors our overall investment results, alignment with our SAA, and ultimate compliance with investment objectives. The Investment Committee reports our overall investment results to the Board.
We currently use multiple professional investment managers to manage our portfolio. Our managers operate under guidelines, which support the SAA.

Additional information relating to our investment portfolio is included under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” and Note 3, “Investments,” in the Notes to Consolidated Financial Statements.
Human Capital Management
Company Culture and Core Values

We believe that developing a strong corporate culture is an important component of our human capital management practices and critical to our long-term success. Our culture is underpinned by four core values that unify our workforce: entrepreneurial spirit, doing the right thing, collaborating, and respecting each other. Our Code of Conduct and Business Ethics and related training programs, policies and procedures help ensure our commitment to living our values.
Employees

As of December 31, 2021, we had 1,290 employees, of which 1,273 are full-time employees. Approximately 939 were employed in the U.S. and 351 were employed in foreign countries including the U.K. and Bermuda. Additionally, we utilize independent contractors and temporary personnel to supplement our workforce. With the closing of the sale of our Brazilian operations on February 15, 2022, we have a small percentage of our employee population who are unionized, all of whom are in Italy. Based on feedback received from employees, including as a result of our annual confidential survey, we believe that our employees have a high rate of satisfaction with their employment.

As of December 31, 2021, our employees had the following self-identified gender demographics:

	Women	Men
Total Full-Time Employees	52%	48%

As of December 31, 2021, 85.27% of employees chose to voluntarily disclose their race and/or ethnicity to us, of which 22.4% self-identified as being part of an ethnic and/or racial minority group.

Diversity and Inclusion

Argo Group is committed to fostering, cultivating and preserving a diverse and inclusive culture that reflects and contributes to the diverse communities where we conduct our business. Argo Group is committed to ensuring that its employees feel comfortable bringing their authentic selves to work, are confident in being treated respectfully, and have equal opportunities to be successful. We believe that embracing our differences is critical to driving innovation and business results, and that some of the greatest ideas come from a diverse mix of minds, cultures and experiences.

Our three key diversity and inclusion (“D&I”) priorities to advance our diverse and inclusive culture are:
•leadership commitment to D&I initiatives;
•supporting and nurturing an inclusive culture; and
•building and maintaining a diverse workforce.

We updated our previous Board-approved D&I Policy in November 2021 to outline the roles and responsibilities of key participants, including our executive sponsors, the D&I Committee and our Employee Resource Groups (“ERGs”). Our D&I Committee is comprised of executive leaders who champion the adoption and implementation of D&I initiatives throughout Argo Group. The D&I Committee oversees the development of corporate D&I strategies and initiatives, evaluates the progress of the D&I program against defined metrics and provides education and training to deepen and develop personal understanding of diversity and inclusion. We also require our employees to participate in training programs focused on creating a respectful workplace as well as other courses to further educate employees on diversity-related issues. Approximately 98% of our managers completed our Respectful Workplace training in 2021, which covers a wide range of topics, including inclusion, retaliation, harassment, discrimination, unconscious bias, bullying and ethical standards.

Also, as part of our D&I strategy, we continue investing in our eight voluntary ERGs to support our cultural values, drive our D&I priorities, promote belonging and allyship, and foster our commitment to build an inclusive and diverse work environment. Executive leaders sponsor each of our ERGs. We also communicate the importance of, and our commitment to, D&I through our periodic town halls and quarterly D&I newsletter. We have hosted several speakers and educational events, including nine ERG-sponsored speaker series and seven employee voice videos featuring ERG members. Argo Group hosted five live, virtual events promoting D&I and other issues: International Women’s Day, Pride Month, Women in Leadership, Disability Awareness and Early Career Professionals. In addition, our ERGs sponsored initiatives such as recognizing a Diversity Day to enable employees to take leave to recognize important religious and cultural celebrations.

We are committed to cultivating an inclusive workplace where there are equal opportunities for all employees to be successful. We are committed to pay parity to ensure employees in the same job and location are paid fairly regardless of their gender. As part of this commitment, we have implemented a company-wide career and compensation framework to help provide consistent pay for similar work, enabling us to more accurately compare jobs across the organization and ensure our compensation practices are fair and equitable. We also published our U.K. gender pay gap report on our website in line with the legislative requirement in the U.K.

Recruitment and Retention

Argo Group is focused on recruiting diverse individuals with various professional backgrounds, interests and levels of expertise. We seek individuals with unique experiences and skill sets to complement and enhance our current workforce. We seek to look at a diverse slate of candidates for open roles and, when interviewing, we seek a diverse representation of interviewers for panel interviews. We recruit through a variety of channels, including professional partnerships, job fairs, online platforms, and diversity-related recruiting events and initiatives. In addition, our talent acquisition team has hosted five LinkedIn Live sessions promoting inclusion and diversity, and we are actively partnering with a variety of organizations, such as the National African American Insurance Association, to help source a diverse talent pipeline.

Our ongoing commitment to internal and external talent development, diversity and inclusion, career opportunities and positive employee engagement plays a critical role in our employee retention plan. We regularly monitor and evaluate turnover metrics to ensure we are responsive to the evolving and competitive market for top talent.

Employee Development

We are committed to developing our employees through a series of professional and personal growth experiences. We develop our talent, deepen our employees’ skills, and provide growth opportunities. We emphasize experiential learning through challenging assignments and stretch opportunities. In addition, one of our core values is collaboration and our employees learn through mentoring, feedback and relationships with their colleagues. We offer formal learning through a robust online learning platform to accommodate various schedules and diverse learning styles. Our employees also benefit from reimbursement of qualified tuition and education-related fees (including professional and industry designations).

We encourage our employees to be innovative through two platforms: our innovation council, which provides employees the chance to present and discuss business opportunities relating to a rotating list of topics currently focused on digital environments, supply chains and sustainability, and our innovation platform, which encourages all employees to share their ideas to drive efficiency, reduce expenses, and/or solve for emerging risks in the insurance industry. Our annual talent review process highlights key areas of development for all critical positions.

Employee Engagement

We value the opinions and diverse perspectives of our employees and utilize the feedback that we receive throughout the year to help develop many of our programs, policies, and benefits. We measure employee engagement and satisfaction by conducting a confidential annual enterprise-wide employee pulse survey performed by a third-party platform. In addition, in 2021 we also conducted an enterprise-wide, D&I-focused survey utilizing the same third-party platform. These surveys are designed to provide management with actionable insights into employee well-being and sense of inclusion.

In 2021, our participation rate improved from prior year, aligning us with the global benchmark as measured by our third-party vendor. Summary results were shared with all employees (additional detail shared with managers) and the feedback was used to steer our continuous improvement efforts. Employees gave the Company high ratings for a “discrimination-free,” respectful workplace that enables a culture accepting authentic expression.

The survey also reaffirmed our decision to focus on improving employee experience, sentiment associated with prospects for the future, career opportunities, and an overall focus on diversity. These areas of focus are especially important given the ongoing transformation of the Company and the extended period of remote work due to the COVID-19 pandemic.

Employment Benefits (Total Rewards)

Argo Group is committed to a pay-for-performance culture that allows for competitive market-based overall compensation. In 2021, we completed a comprehensive assessment of our pay practices for all employees, including the review of short- and long-term incentive programs, that resulted in:
•increased pay transparency;
•more consistency and clarity around pay decisions;
•clear career paths for employees; and
•a thorough understanding of our pay-for-performance compensation philosophy.

Our total rewards program includes a comprehensive benefits package, such as:
•flexible workplace options, including new unpaid sabbaticals and flexible work options;
•education benefits, including tuition reimbursement and education bonuses;
•wellness program;
•paid parental and caregiver leave programs;
•an employee assistance program; and
•a retirement savings plan.

Health and Safety

The health and safety of our employees is our highest priority. We regularly provide workplace safety training to our employees and share best practices for a safe work environment. Ongoing courses include: Mental Health Forums, Security Awareness, Code of Conduct Best Practices, Respectful Workplace, Sexual Harassment Awareness, Whistleblowing, Anti-Fraud and Phishing Awareness and Prevention.

Our benefits are also designed to help protect the well-being of employees and their families. We encourage our employees to stay healthy by offering opportunities to learn about wellness and participate in activities that foster a healthy lifestyle.

Succession Planning

Succession planning is a critical component to our talent management strategy and our continued success as an organization. On an ongoing basis, management conducts a talent and succession plan for our senior executive team and other critical roles in the organization (both for permanent succession and for temporary succession in the event of an emergency or other short-term event), subject to evaluation by the Human Resources Committee of the Board. On an annual basis, our Board also receives a comprehensive succession plan for each member of our senior executive team.

COVID-19 Response

In response to the COVID-19 pandemic, Argo Group created the Recovery Readiness Task Force, a cross-functional team of senior leaders to ensure business continuity and address the needs of our employees. Throughout the COVID-19 pandemic, we have sought to provide employees with the tools and technology to enable them to effectively perform their respective job functions in a remote setting. In addition, we have also launched various initiatives designed to mitigate the challenges of working remotely, including live training sessions focused on how to manage the future of work at Argo Group. Our flexible workplace policy allows for our employees to work remotely. For those employees returning to our offices, we reconfigured our physical offices to help ensure their safety. We continue to monitor and adjust our workplace polices to meet the needs of our business and our employees.

Further Information

For more information on our human capital including our commitments, goals, initiatives and progress, as well as our employee demographics, refer to our ESG Report on our website, www.argolimited.com, under the heading “Investors.” Our 2022 ESG Report is expected to be published prior to our 2022 Annual Meeting of Shareholders.
Available Information

We file annual, quarterly and current reports, proxy statements and other information and documents with the U.S Securities and Exchange Commission (“SEC”), which are made available at www.sec.gov. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, interactive data files, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) as soon as reasonably practical after we electronically file them with or furnish them to the SEC. General information about us, including our Corporate Governance Guidelines, Code of Conduct and Business Ethics, Financial Condition Report, charters for the Audit, Human Resources, Investment, Nominating and Corporate Governance, and Risk & Capital Committees of our Board of Directors, can be found on our website at www.argolimited.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Form 10-K and such web addresses are provided as textual references only. Our Code of Conduct and Business Ethics applies to all of our board members, officers, third-party providers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Any of the above documents will be provided without charge upon written request to the Assistant Vice President, Investor Relations, P.O. Box HM 1282, Hamilton HM FX, Bermuda, or by telephone (441) 296-5858. All such documents are also physically available at our principal office at 90 Pitts Bay Road, Pembroke, Bermuda HM 08.
Item 1A. Risk Factors

Summary of Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common shares. Investors should carefully consider these risks, along with the other information included in this Form 10-K and in our other filings with the SEC, before making an investment decision regarding our common shares. There may be additional risks of which we are currently unaware or that we currently consider immaterial. All of these risks could have a material adverse effect on our financial condition, results of operations and/or value of our common shares.

•Insurance Underwriting Risks. Insurance underwriting risks include risks related to adverse changes in the value of insurance liabilities, including risks related to an excess or shortage of underwriting capacity, unexpected changes in the claims, legal or social environment, changes to distribution channels, sufficiency of reserves, our ability to compete effectively, breach of the obligations of our agents, as well as insurance risks arising from the ongoing COVID-19 pandemic.

•Operational Risks. Operational risks include risks related to employee retention and changes in key personnel, strategies and processes to mitigate insurance risks, ineffective internal controls, information technology, failure to protect confidential information and outsourcing relationships.
•Financial Risks. Financial risks cover our market, credit, investment and liquidity risks, which include risks related to the performance of Argo Group’s investment portfolio as well as risks related to the performance of financial markets, economic and political conditions, foreign currency fluctuations, impairments in goodwill and investments, performance of counterparties, the transition from London Interbank Offering Rate (“LIBOR”) and the availability of reinsurance.
•Strategic Risks. Strategic risks include risks related to Argo Group’s inability to implement appropriate business plans and strategies, and include risks related to the macroeconomic environment, risk-based capital requirements, the Company’s debt, holding company structure, ratings and strategic transactions.
•Reputational Risks. Reputational risks include risks related to the risk of potential loss through a deterioration of Argo Group’s reputation, and include risks related to potential violations of sanctions, anti-corruption or AML regulations, activist shareholder actions and other investor and stakeholder actions.
•Legal, Regulatory and Litigation Risks. Legal, regulatory and litigation risks include risks related to the outcome of legal and regulatory proceedings, including regulatory constraints on Argo Group’s business, including constraints imposed on our Bermuda, U.S., U.K., or other subsidiaries, risk-based capital and solvency requirements, the outcome of legal proceedings, and limitations on a potential change of control due to Argo Group’s corporate structure.
•Taxation Risks. Taxation risks include risks related to the Company and its non-U.S. subsidiaries’ potential exposure to various taxes, including the Company’s non-U.S. subsidiaries being subject to U.S. federal income tax, recharacterization of our reinsurance agreements for tax purposes, potential increased tax liabilities due to changes in U.S. federal tax laws, U.S. equity security holders’ potential exposure to U.S. federal income taxes on the Company’s or its non-U.S. subsidiaries’ undistributed earnings and profits, reclassification of Argo Group as a passive foreign investment company which could have adverse tax consequences to our U.S. shareholders, ineligibility for benefits under the U.S.-U.K. and U.S.-Ireland income tax treaty, transfer pricing adjustments, potential exposure to U.K. and Bermuda taxes and the impact of Organisation for Economic Co-operation and Development (“OECD”) recommendations.

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

General Loss Reserves

We maintain reserves for losses and loss adjustment expenses to cover estimated ultimate unpaid liabilities with respect to reported and unreported claims incurred as of the end of each balance sheet date. Reserves do not represent an exact calculation of liability, but instead represent management’s best estimates, which take into account various statistical and actuarial projection techniques as well as other influencing factors. Multiple actuarial methods are used in developing the ultimate claims liability. Each method has its own set of assumption variables and its own advantages and disadvantages. The relative strengths and weaknesses of a particular estimation method when applied to a particular group of claims can also change over time. Variables in the reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, economic and social inflation, legal precedent and legislative changes.

Social, economic, political and environmental issues, including rising income inequality, climate change, prescription drug use and addiction, exposures to new substances or those previously considered to be safe, along with the use of social media to proliferate messaging around such issues, has expanded the theories for reporting claims, which may increase our claims administration and/or litigation costs. State and local governments' increased efforts aimed to respond to the costs and concerns associated with these types of issues, may also lead to expansive, new theories for reporting claims or may lead to the passage of “reviver” statutes that extend the statute of limitations for the reporting of these claims, including statutes passed in certain states with respect to abuse claims. In addition, these and other social, economic, political and environmental issues may either extend coverage beyond our underwriting intent or increase the frequency or severity of claims.

In addition, many of these items are not directly quantifiable, particularly on a prospective basis, and there may be significant reporting lags between the occurrence of an insured event and the time it is actually reported to the insurer. During such a time lag, there may be development of claims that varies from that which was expected when loss reserves were established, adverse legal rulings which may impact the liability under insurance contracts beyond that which was anticipated when the reserves were established, and development of new theories related to coverage which may increase liabilities under insurance contracts beyond that which were anticipated when the loss reserves were established. Given the long-tail nature of some of our claims, judgement used in selecting actuarial assumptions and weighing the indications of the various actuarial methods in developing our ultimate loss selection may have a material impact on our reserves. Construction defect and professional liability claims are two examples where determining the ultimate claims liability can be complex and challenging. Claims on these lines are subject to greater inherent variability than is typical of the remainder of the Company’s reserves, and are highly dependent upon court settlements, economic conditions, and the predictability of those results inherently have a larger range of potential outcomes. For example, for the construction defect lines the Company’s reserve estimates for recent accident years rely heavily on expected loss ratios that are derived from analysis of rate changes, changes in underwriting, and other factors which are all effected by market conditions. While the Company believes the methods used to measure these changes are reasonable with input from the claims and underwriting departments, it is difficult to precisely measure the potential impacts on the Company’s reserves. Although reserve estimates are continually reevaluated in a regular ongoing process, because the calculation and setting of the reserves for losses and loss adjustment expenses is an inherently uncertain process dependent on estimates, our existing reserves may be insufficient or redundant and estimates of ultimate losses and loss adjustment expenses may increase or decrease over time.

In light of these inherent uncertainties and as a result of our fourth quarter 2021 reserve review, we strengthened our prior year reserve development by $138.3 million. The largest reserve increases were related to construction defect claims within the Company’s U.S. Operations, in addition to reserve increases in the Run-off Lines segment. Such reserves were established in accordance with applicable insurance laws and U.S. GAAP. For further discussion of our loss reserves, please see Part II, Item 7 “Management’s discussion and analysis of financial condition and results of operations-Critical accounting policies, estimates and recent accounting pronouncements” and “Management’s discussion and analysis of financial condition and results of operations-Reserves for losses and loss adjustment expenses.”

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

Additional information relating to our reserves for losses and loss adjustment expense is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7, “Reserves for Losses and Loss Adjustment Expenses,” in the Notes to Consolidated Financial Statements.

We operate in a highly competitive environment and no assurance can be given that we will continue to be able to compete effectively in this environment.

We compete with numerous companies that provide casualty, property and specialty lines of insurance and related services. Some of those companies have a larger capital base and are more highly rated than we are. No assurance can be given that we will be able to continue to compete successfully in the insurance market. Increased competition in these markets could result in a change in the supply and/or demand for insurance, affect our ability to price our products at risk-adequate rates and retain existing business or underwrite new business on favorable terms. If this increased competition limits our ability to transact business, our operating results could be adversely affected.

Our insurance subsidiaries have exposure to unpredictable and unexpected changes in the claims environment or catastrophes and terrorist acts that can materially and adversely affect our business, results of operations and/or financial condition.

Emerging Claims

Changes in industry practices and legal, judicial, social, technological and other environmental conditions may have an unforeseeable adverse impact on claims and coverage issues. This could include the impact of “social inflation,” which is generally described by the rising costs of insurance claims due to societal trends which may result in increased litigation, broader definitions of liability and contractual interpretations, plaintiff-friendly legal decisions, larger compensatory jury awards, and larger awards for non-economic damages. These issues may adversely affect our business, such as by extending coverage beyond the intended scope at the time of underwriting business or increasing the number or size of expected claims. In some instances, these changes may not become apparent until sometime after insurance contracts that are affected were issued and hence cannot be appropriately factored into the underwriting decision. As a result, the full extent of liability under such insurance contracts may not be known for many years after these contracts have been issued, and our financial position and results of operations may be materially and adversely affected in such future periods. We maintain an emerging risk identification, analysis and reporting process, overseen by our Emerging Risk Review Group, as part of our enterprise risk framework, which seeks to provide an early identification of such trends. The effects of these and other unforeseen evolving or emerging claims and coverage issues are inherently difficult to predict.

Catastrophic Losses

We are subject to claims arising out of catastrophes that may have a significant effect on our business, results of operations and/or financial condition. Catastrophes can be caused by various events, including tornadoes, hurricanes, windstorms, tsunamis, earthquakes, hailstorms, explosions, power outages, severe winter weather, wildfires and man-made events, including civil unrest. The incidence and severity of such catastrophic events are inherently unpredictable, and our losses from catastrophes could be substantial. Logistical challenges in responding to such events, resource constraints and other difficulties in resolving associated claims may ultimately result in higher claim amounts than expected. Insurance companies are generally not permitted to reserve for probable catastrophic events until they occur. Therefore, although we will actively manage our risk exposure to catastrophes through underwriting limits and processes, and further mitigate it through the purchase of reinsurance protection and other hedging instruments, an especially severe catastrophe or series of catastrophes could exceed our reinsurance or hedging protection and may have a material adverse impact on our business, results of operations and/or financial condition.

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

The ongoing COVID-19 pandemic, including the impact of new strains of the virus, could adversely affect our business, including revenues, profitability, results of operations, and/ or cash flows, in a manner and to a degree that cannot be predicted but could be material.

The global COVID-19 pandemic, including the arrival of new strains of the virus, has resulted in, and is expected to continue to result in, significant disruptions in economic activity and financial markets worldwide. COVID-19 has directly and indirectly adversely affected the Company and may continue to do so for an uncertain period of time.

For the year ended December 31, 2021, our underwriting results included net pre-tax charges of $12.4 million, associated with COVID-19 and related economic conditions, primarily resulting from contingency and property exposures in the Company’s International Operations and property exposures in its U.S. Operations. Property losses relate to sub-limited affirmative business interruption coverage, primarily in certain International markets, as well as expected costs associated with claims handling. Our liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during 2021 fiscal year. The extent to which COVID-19 will continue to impact our business will depend on future developments, and while we have recorded our best estimates of this impact as of and for the year ended December 31, 2021, actual results in future periods could materially differ from those disclosed herein.

The continued effects of COVID-19 and its variants on the Company cannot be predicted at this time, but could include, without limitation:
•Increased claims, losses, litigation, and related expenses,
•Increased vulnerability to cyberthreats or other disruption in our operations in connection with our employees working remotely with greater frequency,
•Increased losses due to legislative, regulatory, and judicial actions in response to COVID-19, including, but not limited to, actions prohibiting us from cancelling insurance policies in accordance with our policy terms, requiring us to cover losses when our policies did not provide coverage or excluded coverage, ordering us to provide premium refunds, granting extended grace periods for payment of premiums, and providing for extended periods of time to pay past due premiums,
•Volatility and declines in financial markets which, in response to COVID-19, has reduced, and could continue to reduce, the fair market value of, or result in the impairment of, invested assets held by the Company,
•An increase in claims as a result of the COVID-19 pandemic. Ultimate losses from COVID-19-related claims could be greater than our reserves for those losses,
•Reduced demand for our insurance policies due to reduced economic activity which could negatively impact our revenues,
•An increase in loss costs and, as such, the need to strengthen reserves for losses and loss adjustment expenses due to higher than anticipated inflation as a result of recent actions taken by the federal government and the Federal Reserve,
•Reduced cash flows from our policyholders delaying premium payments,
•Erosion of capital and an increase in the cost of reinsurance as well as an increase in counterparty credit risk, and
•Disruptions in our operations due to difficulties experienced by our partners and outsourced providers that may, among other items, adversely impact our ability to manage claims.

These factors and others that are currently unknown related to the COVID-19 pandemic could materially and adversely Company’s business, liquidity, results of and may also have the effect of heightening many of the other risks described in these Risk Factors.

Global climate change, as well as increasing related regulation, may have an adverse affect on our business, financial results and operations.

We are exposed to physical and transition risks as a result of global climate change, and classify climate change as a material emerging risk. Physical risks arise from the direct effects of climate change, such as the destruction of property and infrastructure, which may result in a business interruption. Transition risks arise from the process of transitioning towards a low-carbon economy, primarily from extensive policy, legal/regulatory, technology, social and market changes in support of this transition. In addition, we may be exposed to losses in the value of our investments arising from the physical and transition impacts of climate change, including 'stranded assets', on the companies and securities in which we invest. We manage a well-diversified portfolio, both geographically and by sector, and we monitor our investment-allocation strategies as the economy transitions toward long-term decarbonization, allowing us to adjust our exposure to sectors and/or geographical areas that face severe risks due to climate change. Despite these efforts, there remains a risk that our financial condition or operating performance may be impacted by changes in our business model arising from climate change transition, and by the performance of strategies we put in place to manage this transition.

Physical Risks

A rise in the frequency of extreme weather events has increased natural disaster-related insurance claims, particularly from underwriting property insurance, requiring us to consider changes in premiums, product coverages, underwriting practices, and reinsurance utilization. Changes in climate conditions may also cause our underlying modeling data to no longer appropriately reflect the frequency and severity, limiting our ability to effectively evaluate and manage the related risks, of catastrophes and severe weather events.

Over the longer term, climate change may also have an impact on the economic viability of certain lines of business if suitable adjustments in price and coverage cannot be achieved. Climate change has been, and continues to be, a significant factor in the property insurance and reinsurance businesses and is something we have considered when reassessing our lines of business and our risk appetite for catastrophe-exposed property insurance. The effects of climate change could also lead to increased credit risk of other counterparties we transact business with, including reinsurers.

Transition Risks

We may face market pressure to contribute to a low-carbon economy, including, to no longer underwrite risks for carbon-intensive business (reducing insurance liability exposure) and to no longer invest in carbon-intensive business (reduce insurance asset portfolio exposure). There is a risk that certain elements of our business cease to be viable as a result of such climate change ‘transition’. Additionally, government policies or regulations to slow climate change, such as emission controls or technology mandates, may have an adverse impact on sectors such as utilities, transportation and manufacturing, affecting demand for our products and our investments in these sectors.

As part of the transition risks, we may also face liability associated with allegations of failure to mitigate or adapt to climate change risk or associated disclosure failures. We are subject to complex and changing laws, regulation and public policy debates relating to climate change which are difficult to predict and quantify and may have an adverse impact on our business. Changes in regulations relating to climate change or our own decisions implemented as a result of assessing the impact of climate change on our business may result in an increase in the cost of doing business or a decrease in premiums in certain lines of business. Because there is significant variability associated with the impacts of climate change, we cannot predict how legal, regulatory and social responses may impact our business.

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

Our agents, producers, or other third parties may exceed their underwriting authorities, commit fraud or otherwise breach obligations owed to us, which could adversely affect our results of operations and financial condition.

We authorize managing general agents, general agents and other producers to write business on our behalf from time to time within underwriting authorities we prescribe. We rely on the underwriting controls of these agents and producers to write business within these underwriting authorities. Our monitoring efforts may not be adequate and our agents and producers may exceed their underwriting authorities or otherwise breach obligations owed to us. There is also the risk that we may be held responsible for obligations that arise from the acts or omissions of third parties if they are deemed to have acted on our behalf. In addition, our agents, producers, insureds or other third parties may commit fraud or otherwise breach their obligation to us. To the extent that our agents, producers, insureds or other third parties exceed their authorities, commit fraud or otherwise breach obligations owed to us, our operating results and financial condition may be materially adversely affected.

Operational Risks

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

In addition, offices in foreign jurisdictions, such as Bermuda, U.K. and Dubai, may have residency and other mandatory requirements that affect the composition of its local boards of directors, executive teams and choice of third-party service providers. Due to the competition for available talent in such jurisdictions, we may not be able to attract and retain personnel as required by our business plans, which could disrupt operations and adversely affect our financial performance.

Loss of our executive officers or other key personnel or other changes to our management team could disrupt our operations or harm our business.

We depend on the efforts of our executive officers and certain key personnel. Any unplanned turnover or our failure to develop an adequate succession plan or business continuity plan for one or more of our executive officers or other key positions could deplete our institutional knowledge base and erode our competitive advantage. The loss or limited availability of the services of one or more of our executive officers or other key personnel, or our inability to recruit and retain qualified executive officers or other key personnel in the future, could, at least temporarily, have a material adverse effect on our operating results and financial condition. Leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to our business, including to our relationships with our customers and employees.

Our strategies and processes to mitigate insurance risk may fail and have an adverse effect on our business.

We use a number of strategies and processes to mitigate our insurance risk exposure including:
◦engaging in disciplined and rigorous underwriting within clearly defined risk parameters and subject to various levels of oversight by experienced underwriting professionals;
◦undertaking technical analysis to inform pricing decisions;
◦carefully evaluating terms and conditions of our policies;
◦focusing on our risk aggregations by geographic zones, industry type, credit exposure and other bases; and
◦ceding insurance risk to reinsurance companies.

However, there are inherent limitations to the effectiveness of these strategies and processes. No assurance can be given that a failure to maintain or follow such processes or controls, an unanticipated event or series of such events will not result in loss levels that could have a material adverse effect on our financial condition or results of operations.

If we fail to maintain an effective system of disclosure controls and internal controls over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are required to maintain effective disclosure controls and procedures and internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, our evaluation of controls cannot provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. Additionally, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. As a result, our internal controls over financial reporting may have gaps or other deficiencies.

We identified a material weakness in our internal control over financial reporting during the fourth quarter of 2020, as described in our annual report for the year ended December 31, 2020. During 2021, we implemented and tested remedial controls, and our management concluded that such material weakness had been fully remediated as of December 31, 2021. However there is no guarantee that future significant deficiencies or material weaknesses in internal controls may not occur. Any such gaps or deficiencies may require significant resources to remediate, could cause delays in our filing of quarterly or annual financial results, require the attention of management, and may also expose us to litigation, regulatory fines or penalties, or other losses. Inadequate process design or a failure in operating effectiveness could result in a material misstatement of our financial statements due to, but not limited to, poorly designed systems, changes in end-user computing, poorly designed IT reports, ineffective oversight of outsourced processes, failure to perform relevant management reviews, accounting errors or duplicate payments, any of which could result in a restatement of financial accounts. If our management team is unable to assert that our internal control over financial reporting is effective as of the end of a fiscal year or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, investor confidence in the accuracy and completeness of our financial statement and reports could be negatively impacted, which may have an adverse effect on our reputation and share price.

We are dependent on our information technology network and systems which could fail or suffer a cybersecurity breach, which could adversely affect our business, reputation, results of operations or financial condition or result in the loss of sensitive information.

Our business is highly dependent upon the successful and uninterrupted functioning of our information technology network and systems for various purposes, including accounting, policy administration, actuarial and other modeling functions necessary for underwriting business, and claims and payment processing. Certain of our operations are also dependent upon systems operated by third parties, including administrators, market counterparties and their sub-custodians and other service providers, and our service providers may also depend on information technology systems. Notwithstanding the diligence that we perform on our service providers, we may not be able to verify the risks or reliability of such third-party information technology systems.

While we are not aware of a material cybersecurity breach to date, we have no assurance that a breach will not occur in the future. Incidents of publicly reported cyber security incidents have increased over the past few years. Over time, and particularly recently, the sophistication of these threats has continued to increase. The potential consequences of a material cybersecurity incident include disruption to business operations, a loss of confidential information, reputational damage, litigation with third parties, and remediation costs, which in turn could have a material impact on our results of operation or financial condition. In some cases, such unauthorized access may not be immediately detected. We may also be adversely impacted by successful cyberattacks of business partners, vendors and others in our supply chain with whom we conduct business or share information. This may impede or interrupt our business operations and could adversely affect our consolidated financial condition or results of operations. We also operate in a number of jurisdictions with strict data privacy and other related laws, which could be violated in the event of a significant cybersecurity incident. Failure to comply with these obligations can give rise to monetary fines and other penalties that could be material. Although we have implemented multiple layers of protection to minimize the risks to systems, personal information and the privacy of individuals, including robust training, review, and audit procedures, there is no assurance that our information security and data protection measures will provide adequate protection from such events. While we continue to maintain and review our cyber liability insurance protection, such insurance may not provide insurance coverage for all of the costs and damages associated with the consequences of a cybersecurity incident.

We have been required to further rely on our information technology network and systems as our employees are working remotely with greater frequency in response to the COVID-19 pandemic. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. While administrative and technical controls, along with other preventive actions, reduce the risk of cyber incidents and protect our information technology, they may be insufficient to thwart cyberattacks and/or prevent other security breaches to our systems.

In addition to cyber-attack risk, we face system availability risk. Our business relies heavily on various information technology and application systems that may be impacted by an unplanned loss of availability unrelated to malicious cyber-attacks. A failure in one or more systems, including those at facilities where we or our vendors operate systems, may interrupt our ability to operate and negatively impact our results of operations.

Any failure to protect the customer personal information that we handle routinely could adversely affect our business, reputation, results of operations or financial condition.

We are subject to a range of data protection laws and regulations enacted in the jurisdictions in which we do business. See “Item 1. Business ― Regulation” for a description of the applicable data protection regulations and requirements. Argo Group recognizes the importance of maintaining data protection for the customer information, including any personal information, we collect and process. We have established policies, standards, and procedures to assist in our compliance with applicable data protection laws and regulations.

We are not aware of a material privacy breach to date, and specifically no material events involving customer information, but we have no assurance that a breach will not occur in the future. We routinely transmit, receive and store certain types of personal information by email and other electronic means. Although we attempt to protect this personal information and have implemented robust privacy protection standards and training programs to mitigate the risk of a privacy breach, we may be unable to protect personal information in all cases, especially when such information is shared with customers, business partners, and other third parties who may not have or use appropriate controls to protect personal information.

The misuse, mishandling, or compromise of the personal information we collect, process, and retain could damage our businesses and our reputation or result in significant monetary damages, regulatory enforcement actions, fines and criminal prosecution in one or more jurisdictions. The potential consequences of a material privacy breach include reputational damage, investigations, litigation with third parties, regulatory fines, sanctions, or penalties, and associated remediation costs, which in turn could have a material impact on our results of operations or financial condition. While we maintain and periodically review our cyber liability insurance, such insurance may be inadequate and/or not cover indirect costs or consequential damages associated with a material breach of personal information.

Furthermore, certain of our businesses are subject to compliance with laws and regulations enacted by U.S. federal and state governments, Bermuda (including Personal Information Protection Act 2016), the E.U. or other jurisdictions or enacted by various regulatory organizations or exchanges relating to the privacy and security of the information of clients, employees or others. The variety of applicable privacy and information security laws and regulations in local jurisdictions exposes us to heightened regulatory risks and requires us to incur significant technical, legal and other expenses to ensure and maintain compliance. If we are found to be out of compliance with these laws and regulations, we could be subjected to significant civil and criminal liability and exposed to reputational harm.

We may experience issues with outsourcing relationships which might impact our ability to conduct business in a prudent manner and could negatively impact our operations, results and financial condition.

We continue to outsource a number of technology and business process functions to third-party providers. We may continue to do so in the future as we review the effectiveness of our organization. If we do not effectively select, develop, implement and monitor our outsourcing relationships, or if we experience technological or other issues with transition, or if third-party providers do not perform as anticipated, we may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs (including litigation costs), and a loss of business that may have an adverse effect upon on our operations or financial condition.

We periodically negotiate amendments and renewals of such relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. If such third-party providers experience disruptions or do not perform as anticipated, or we experience problems with a transition to a third-party provider, we may experience operational difficulties, an inability to meet obligations (including, but not limited to, policyholder obligations), a loss of business, litigation, and increased costs, or suffer other negative consequences, all of which may have a material adverse effect on our business and results of operations.

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

Financial Risks

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

Although our foreign subsidiaries’ functional currency is the U.S. Dollar, with the exception of our Maltese and Italian subsidiaries whose functional currencies are the Euro, certain premium receivables and loss reserves include business denominated in currencies other than U.S. Dollars. We are exposed to the possibility of significant claims in currencies other than U.S. Dollars. We may experience losses in the form of increased claims costs or devaluation of assets available for paying claims resulting from fluctuations in these non-U.S. currencies, which could materially and adversely affect our operating results.

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

Our reinsurers or capital market counterparts are dependent on their ratings in order to continue to write business and some have suffered downgrades in ratings in the past as a result of their exposures. Our reinsurers or capital market counterparties may also be affected by adverse developments in the financial markets, which could adversely affect their ability to meet their obligations to us. Insolvency of these counterparties, their inability to continue to write business or reluctance to make timely payments under the terms of their agreements with us could have a material adverse effect on us because we remain liable to our insureds or cedants in respect of the reinsured risks. Market conditions beyond our control may impact the availability, quality and cost of the reinsurance we purchase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as is currently available

An impairment in the carrying value of goodwill and other intangible assets could negatively impact our consolidated results of operations and shareholders’ equity.

Goodwill and other intangible assets are originally recorded at fair value. Goodwill and other intangible assets are reviewed for impairment at least annually or more frequently if indicators are present. Management, in evaluating the recoverability of such assets, relies on estimates and assumptions related to margin, growth rates, discount rates and other data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill and other intangible asset impairment charges can result from declines in operating results, divestitures or sustained market capitalization declines and other factors. As part of an ongoing strategic review and recent operating results, an impairment of intangible assets of $43.2 million related to Argo Group’s Syndicate 1200 business unit was recorded in the fourth quarter of 2021. Impairment charges could materially affect our financial results in the period in which they are recognized.

The determination of the estimate of allowances and impairments taken on our investments is highly subjective and could materially impact our operating results or financial position.

We perform a detailed analysis each reporting period end to assess declines in the fair values of available for sale debt securities in accordance with applicable accounting guidance regarding the recognition and presentation of current expected losses. The process of determining an allowance for available for sale securities requires judgment and involves analyzing many factors. Assessing the accuracy of the allowances reflected, in our financial statements is inherently uncertain given the subjective nature of the process. Furthermore, additional impairments may need to be taken or allowances provided in the future with respect to events that may impact specific investments. Future material impairments or any error in accurately accounting for such impairments may have a material adverse effect on our financial condition or results of operations.
Our financial condition and operating results may be adversely affected by the failure of one or more reinsurers or capital market counterparties to meet their payment obligations to us.

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

We may be adversely affected by the banking industry transition away from LIBOR.

In July 2017, the U.K. Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that the FCA will no longer require banks to submit rates for the calculation of LIBOR after 2021. However, for U.S. dollar-denominated (USD) LIBOR, only one-week and two-month USD LIBOR will cease to be published after 2021, and all remaining USD LIBOR tenors will continue being published until June 2023. Further, in early 2021, the U.S. Federal Reserve Board and other regulatory bodies issued guidance encouraging banks and other financial market participants to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event no later than December 31, 2021. In the U.S., efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in April 2018.

We recognize that we have some risk exposure to the LIBOR transition within our investment portfolio and corporate debt structures. Having completed a structured evaluation, we believe our exposure to be minimal. We strive to ensure that floating rate debt acquired since the transition was announced provide for LIBOR succession language, and that alternative rates are adopted in contracts when they are negotiated. Despite these measures, there remains the possibility that certain instruments and contracts without these provisions could be adversely impacted from this transition. However, there exists the possibility for legislative action to mandate a particular interest rate index in replacement of LIBOR for contracts without such succession language.

Strategic Risks

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

Uncertain conditions in the global economy may adversely affect our business, results of operations and financial condition.

Economic imbalances and financial market turmoil affecting the global banking system and global financial markets could result in a new or incremental tightening in the credit markets, low liquidity, extreme volatility in fixed maturity, credit, currency, and equity markets and volatility in share prices. Major public health issues, such as the COVID-19 pandemic or other similarly disruptive event, could harm our operations and have a major impact on the global economy and financial markets. These circumstances could lead to a decline in asset value and potentially reduce the demand for insurance due to limited economic growth prospects. These circumstances could adversely impact our ability to obtain financing. Even if financing is available, it may only be available on terms that are not favorable to us, which could decrease our profitability. Global and local economic conditions could also increase the number and size of claims made under our policies, our counter-party credit risk, and the ability of our counterparties to establish or maintain their relationships with us.

Net investment income and net realized and unrealized gains or losses also could vary materially depending on market conditions; impairment charges resulting from revaluations of debt and equity securities and other investments; interest rates; inflation; cash balances; and changes in the fair value of financial and derivative instruments. Increased volatility in the financial markets and overall economic uncertainty would increase the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values assigned to them.

Adverse developments in the broader global economy could create significant challenges to the insurance industry. If policy responses in Europe, the U.S. and other jurisdictions are not effective in mitigating these conditions, the insurance sector could be adversely affected by the resulting financial and economic environment. The ultimate impact of such conditions on the insurance industry in general, and on our operations in particular, however, cannot be fully or accurately quantified at this time.

We may incur significant additional indebtedness which may adversely impact our results of operations and financial condition, including our access to capital and liquidity.

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

We may enter into future private debt arrangements containing restrictive business and financial covenants and complying with these covenants could limit our financial and operational flexibility. Our failure to comply with these covenants could also result in an increased cost of borrowing under the applicable agreement or an event of default under the credit facilities, which could result in us being required to repay any amounts outstanding under the credit facilities or debt arrangement prior to maturity. Such an event could have an adverse effect on our results of operations and financial condition, including our access to capital and liquidity. Our credit facilities and our outstanding notes are described in more detail in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully, deploy capital into more profitable business lines, identify acquisition opportunities, manage investments and preserve capital in volatile markets, and establish premium rates and reserves at levels sufficient to cover losses. To the extent our funds are insufficient to fund future operating requirements or cover claims losses, we may need to raise additional funds through corporate finance transactions or curtail our growth and reduce our liabilities. Any such financing, if available at all, may be on terms that are not favorable to us. Our ability to raise such capital successfully would depend upon the facts and circumstances at the time, including our financial position and operating results, market conditions and applicable regulatory filings and legal issues. If we cannot obtain adequate capital on favorable terms, or obtain it at all, our business, financial condition and operating results could be adversely affected.

Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends and make other payments.

Argo Group is a holding company and conducts substantially all of its operations through its subsidiaries. Argo Group’s only significant assets are the capital stock of its subsidiaries. Because substantially all of our operations are conducted through our insurance subsidiaries, substantially all of our consolidated assets are held by our subsidiaries and most of our cash flow, and consequently, our ability to meet our ongoing cash requirements, including any debt service payments or other expenses, and the ability to pay dividends to our shareholders, is dependent on the earnings of those subsidiaries and the transfer of funds by those subsidiaries to us in the form of distributions or loans.

In addition, if we fail to comply, or if and to the extent payment of dividend would cause us to fail to comply, with applicable laws, rules and regulations (including any applicable capital adequacy guidelines established by the BMA) we may not declare, pay or set aside for payment dividends. As a result, if payment of dividends would cause us to fail to comply with any applicable law, rule or regulation, we will not declare or pay a dividend, including dividends on our Preference Shares for such dividend period. In addition, the ability of our insurance subsidiaries to make distributions to us is limited by applicable insurance laws and regulations. These laws and regulations and the determinations by the regulators implementing them may significantly restrict such distributions, and, as a result, adversely affect our overall liquidity. The ability of our subsidiaries to make distributions to us may also be restricted by, among other things, other applicable laws and regulations and the terms of our bank loans and our subsidiaries’ bank loans. Refer to “Legal, Regulatory and Litigation Risks – Our insurance subsidiaries are subject to risk-based capital and solvency requirements in their respective regulatory domiciles and any failure to comply with these requirements may have a material adverse effect on our business” below and also “Item 1. Business―Regulation,” for additional details on restrictions on our ability to make distributions.

Any ratings downgrades could result in an adverse effect on our business, financial condition and operating results.

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

A.M. Best is a widely recognized insurance company rating agency and some policyholders are required to obtain insurance coverage from insurance companies that have an “A-” (Excellent) rating or higher from A.M. Best. In addition, certain of our credit facilities require that all significant insurance subsidiaries of Argo US maintain an AM Best Financial Strength Rating of at least “B++”. FSR reflect the rating agency’s assessment of an insurer’s ability to meet its financial obligations to policyholders. On February 26, 2020, A.M. Best downgraded the Company’s insurance subsidiaries FSR from “A” (Excellent) to “A-” (Excellent) and the ICR to “a-” from “a” of Argo Re and its insurance subsidiaries. The outlook assigned to all these ratings by A.M. Best was negative. On March 12, 2021, A.M. Best affirmed the Company’s FSR of “A-” (Excellent), and changed outlook assigned to all these ratings from negative to stable. See “Item 1. Business-Ratings” for a detailed description of our ratings.

Our ability to refinance our existing debt or obtain new debt in the capital markets is impacted by any credit ratings. Any credit rating downgrade would result in higher borrowing costs. Additionally, many producers are prohibited from placing insurance with companies that are rated below “A-” (Excellent). We may also be required to maintain a greater amount of capital in order to maintain our existing ratings or become subject to a ratings downgrade if we experience weaker than-expected underwriting performance, our capital adequacy position decline for a prolonged period, our financial leverage materially increases or our liquidity materially decrease, among other factors.

A.M. Best and S&P continually monitor their ratings and may revise or withdraw their ratings at any time. Any future downgrade in our ratings could impair our ability to sell insurance policies and materially and adversely affect our competitive position in the insurance industry, future financial condition and operating results.

Our use of strategic transactions to further our growth strategy may not succeed, which may result in underperformance relative to our expectations and have a material adverse effect on our business, financial condition or results of operations.

Our strategy for growth may include mergers and acquisitions, as well as divestitures. This strategy presents risks that could have a material adverse effect on our business, financial performance and results of operations, including: (1) the diversion of management’s attention, (2) our ability to execute a transaction effectively, including the integration of operations and the retention of employees, (3) our ability to retain key employees, (4) the contingent and latent risks associated with the past operations of and other unanticipated problems arising from an acquisition partner, and (5) the uncertainty of retained financial obligations associated with divested business or run-off.

Our future acquisitions could involve a number of additional risks that we may not be able to identify during the due diligence process, such as potential losses from unanticipated litigation, levels of covered claims or other liabilities and exposures, an inability to generate sufficient investment income and other revenue to offset acquisition costs and financial exposures in the event that sellers breach their representations and warranties and/or are unable or unwilling to meet their indemnification, reinsurance and other contractual obligations to us. We cannot predict whether we will be able to identify and complete a future transaction on terms favorable to us. We cannot know if we will realize the anticipated benefits of a completed transaction or if there will be substantial unanticipated costs associated with such a transaction. In addition, strategic transactions may expose us to increased litigation risks. A future merger or acquisition may result in tax consequences at either or both the shareholder and Argo Group level, potentially dilutive issuances of our equity securities, the incurrence of additional debt and the recognition of potential impairment of goodwill and other intangible assets. Each of these factors could adversely affect our financial position.

We have recently divested or placed in run-off several business lines. In connection with these actions, we have retained certain financial liabilities and contractual obligations related to these divested or discontinued business lines. We have quantified our exposures and an expectation that these exposures will decrease over time. There is no assurance, however, that prior to that time the amount of these obligations will not increase by an amount greater than we expect or that the process of ending these business lines will not take longer than we expect. The impact of such an increase could cause our exposure to be greater than expected. If the actual time periods and cost values are greater than the amounts we expect, our profitability could be adversely affected.

Our business strategy involves focusing on expense targets and generally reducing our expense ratio. We may be unable to execute on our expense targets. Strategic acquisitions and growth may not reduce our expense ratio, while strategic divestitures may not reduce overall expenses as much as we anticipate prior to any sale.

The United Kingdom’s exit from the European Union may cause volatility in foreign exchange rates and regulatory uncertainty that may adversely impact our business.

In June 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit.” The U.K. formally exited the E.U. on January 31, 2020, pursuant to a withdrawal agreement between the U.K. government and the E.U. On December 24, 2020, the U.K. and the E.U. announced that they had struck a new bilateral trade and cooperation deal governing the future relationship between the U.K. and the E.U. (the “E.U.-U.K. Trade and Cooperation Agreement”) which took effect from January 1, 2021. The E.U.-U.K. Trade and Cooperation Agreement contains limited provisions on financial services, leaving trade to be managed through mutual unilateral equivalence decisions. A Memorandum of Understanding on regulatory cooperation was entered into by the U.K. and the E.U. in March 2021. As of December 31, 2021, the U.K. had granted the E.U. 27 permanent equivalence decisions that provide E.U. nations access to the U.K. financial markets. The E.U has yet to make equivalence decisions for the U.K. As a result, U.K. firms’ access to the E.U. markets depend on the rules each member state applies to third country businesses.

Brexit may continue to cause regulatory and foreign exchange rate uncertainty with respect to Argo Syndicate 1200. The Corporation of Lloyd’s has acted on behalf of the market as a whole in establishing Lloyd’s Insurance Company S.A., an insurance company operation in Belgium regulated by the National Bank of Belgium. Argo Syndicate 1200 has chosen to utilize this platform to maintain continuity of operations for their E.U.-domiciled clients.

Reputational Risks

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

Our activities are subject to applicable economic and trade sanctions, money laundering regulations, and anti-corruption laws in the jurisdictions where we operate, including Bermuda, the U.K. and the European Community and the U.S., among others. For example, we are subject to The Bribery Act, 2016 of Bermuda, the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, which, among other matters, generally prohibit corrupt payments or unreasonable gifts to foreign governments or officials. New sanction regimes may be initiated, or existing sanctions expanded, at any time, which can impact our business activities. We believe we maintain strong oversight and control through the deployment of our Code of Conduct and Business Ethics and associated policies and procedures including the Company’s whistleblower policies and continuous education and training programs. However, although we have in place systems and controls designed to ensure compliance with applicable laws and regulations, there is a risk that those systems and controls will not always be effective to achieve full compliance. It is also possible that an employee or intermediary could fail to comply with applicable laws and regulations. Failure to accurately interpret or comply with or obtain appropriate authorizations and/or exemptions under such laws or regulations could subject us to investigations, criminal sanctions or civil remedies, including fines, injunctions, loss of an operating license and other sanctions, all of which could damage our business or reputation, and have a material adverse effect on our financial condition and results of operations.

Actions of activist shareholders could impact the pursuit of our business strategies and adversely affect our results of operations, financial condition and/or share price.

While we value constructive input from investors and regularly engage in dialogue with our shareholders, and we welcome their views and opinions regarding strategy and performance, we may be subject to actions or proposals from activist shareholders that may not align with our business strategies or the interests of our other shareholders, and our Board and management team are committed to acting in the best interests of all of our shareholders. Accordingly, there is no assurance that the actions taken by the Board and management in seeking to maintain constructive engagement with certain shareholders will be successful in preventing the occurrence of shareholder activist campaigns.

Campaigns by activist shareholders to effect changes at publicly traded companies often demand that companies undertake or pursue financial restructuring, increase debt, issue special dividends, repurchase shares, or undertake sales of assets or other transactions, including strategic transactions. Campaigns may also be initiated by activist shareholders advocating for particular environmental or social causes. Activist shareholders who disagree with the composition of a publicly traded company’s board of directors, or with its strategy and/or management often seek to involve themselves in the governance and strategic direction of a company through various activities that range from private engagement to publicity campaigns, proxy contests, efforts to force transactions not supported by the company’s board, and in some instances, litigation.

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

In addition, on February 28, 2022, Capital Returns Master, Ltd. (“Capital Returns”) notified the Company that it intends to nominate a slate of two nominees to stand for election as directors at the 2022 Annual General Meeting of Shareholders (the “2022 Annual General Meeting”) in opposition to two of the nominees to be recommended by our Board of Directors. On March 11, 2022, Capital Returns filed with the SEC a preliminary proxy statement in connection with the 2022 Annual General Meeting soliciting proxies to elect its two nominees in opposition to the Company’s director candidates, other than two, unspecified incumbent directors.

Responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, and could divert the attention of our Board, management team and employees from the management of our operations and the pursuit of our business strategies. Further, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business. Perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist shareholder initiatives may result in the loss of potential business opportunities and make it more difficult to attract and retain investors, customers, employees, and other business partners. Also, we could be required to incur significant expenses related to any activist shareholder matters (included but not limited to legal fees, fees for financial advisors, fees for public relation advisors and proxy solicitation expenses). As a result, activist shareholder campaigns could adversely affect our business, results of operations, financial condition and/or share price.

Even if we are successful in any proxy contest or in defending against any unsolicited takeover attempt, our business could be adversely affected by any such proxy contest or unsolicited takeover attempt because:
•responding to proxy contests and other actions by activist shareholders can be costly (resulting in significant professional fees and proxy solicitation expenses) and time-consuming, disrupting operations and diverting the attention of our board of directors, management team and employees;
•perceived uncertainties as to future direction may result in the loss of potential acquisitions, collaborations or other strategic opportunities, and may make it more difficult to attract and retain qualified personnel and business partners;
•if individuals are elected or appointed to our board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our shareholders; and
•if individuals are elected or appointed to our board of directors who do not agree with our strategic plan, the ability of our board of directors to function effectively could be adversely affected, which could in turn adversely affect our business, operating results and financial condition.

We cannot predict, and no assurances can be given, as to the outcome or timing of any matters relating to the foregoing actions by shareholders and our responses thereto or the ultimate impact on our business, liquidity, financial condition or results of operations, and any of these matters or any further actions by shareholders and our responses thereto may impact and result in volatility or stagnation of our share price.

Any failure to meet investor and stakeholder expectations regarding environmental, social and corporate governance (“ESG”) matters may damage our reputation.

There is an increasing focus from certain investors, customers, consumers, employees and other stakeholders concerning ESG matters. Additionally, public interest and legislative pressure related to public companies’ ESG practices continue to grow. If our ESG practices fail to meet stakeholders’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, climate risk management, Board of Director and employee diversity, human capital management, corporate governance and transparency, our reputation, brand and employee retention may be negatively impacted. Additionally, investors may reconsider their capital investment in our Company, and customers and partners may choose to stop doing business with us, which could have a material adverse effect on our reputation, business or financial condition.

Legal, Regulatory and Litigation Risks

The regulation and regulatory measures that would apply to Argo Group and its subsidiaries are discussed above under “Item 1. Business―Regulation”.

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

Our insurance subsidiaries are subject to risk-based capital and solvency requirements in their respective regulatory domiciles and any failure to comply with these requirements may have a material adverse effect on our business.

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

Whereas the majority of our operations operate on the basis of ‘standard formula’ risk-based capital systems, the Argo Lloyd’s Platform consisting of Syndicate 1200 has secured approval from Lloyd’s for the use of customized Economic Capital Models, known as the Internal Models. These models are used to calculate regulatory capital requirements based on each Syndicate’s unique risk profile. The Internal Models have been subject to extensive internal and external scrutiny including independent validation activities. The use of any complex mathematical model however exposes the organization to the risk that these models are not built correctly, contain coding or formulaic errors or rely on unreliable or inadequate data.

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

Restrictions on Dividends and Distributions

Argo Re is prohibited from declaring or paying any dividends or making a distribution out of contributed surplus to Argo Group during any financial year if there are reasonable grounds for believing that (1) Argo Re is, or would after the payment be, unable to pay its liabilities as they become due or (2) the realizable value of its assets would thereby be less than its liabilities. Further, as a Class 4 insurer, Argo Re is prohibited from declaring or paying any dividends or making a distribution out of contributed surplus during any financial year if it is in breach of its ECR, general business solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause such a breach. If it has failed to meet its minimum margin of solvency or minimum liquidity ratio on the last day of any financial year, Argo Re will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year. In addition, Argo Re is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet)

unless it files (at least seven days before payment of such dividends) with the BMA an affidavit stating that it will continue to meet the required margins.

As discussed above under “Item 1. Business―Regulation”, Argo Group and its various subsidiaries are considered to be an affiliated group for purposes of the BMA’s Group Supervision regime. This Group Supervision regime stipulates solvency margins, capital requirements and eligible capital requirements at the consolidated Argo Group level that may affect the calculation of similar solvency and capital requirements at the Argo Re level. The methodology for applying these solvency and capital requirements, particularly in regard to the eligibility, and classification of certain capital instruments within an affiliated group, is subject to ongoing refinement and interpretation by the BMA. The applicable rules and regulations for this regime, and the manner in which they will be applied to Argo Group, are subject to change, and it is not possible to predict the ultimate impact of future changes on Argo Group’s operations and financial condition.

The outcome of legal and regulatory proceedings, investigations, inquiries, claims and litigation related to our business operations, and changes in the legal environment, may have a material adverse effect on our results of operations and financial condition.

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

Significant changes in the legal environment could cause our ultimate liabilities to change from our current expectations. Such changes could be judicial in nature, like trends in the size of jury awards, developments in the law relating to tort liability or the liability of insurers, and rulings concerning the scope of insurance coverage or the amount or types of damages covered by insurance. In addition, changes in federal or state laws and regulations relating to the liability of insurers or policyholders, including state laws expanding “bad faith” liability and state “reviver” statutes, extending statutes of limitations for certain abuse claims, could result in changes in business practices, additional litigation, or could result in unexpected losses, including increased frequency and severity of claims. It is impossible to forecast such changes reliably, much less to predict how they might affect our loss reserves or how those changes might adversely affect our ability to price our insurance products appropriately. Thus, significant judicial or legislative developments could adversely affect our business, financial condition, results of operations and liquidity.

Regulatory constraints may restrict our ability to operate our business, and adversely impact our business operations and results of operations.

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

Bermuda Subsidiaries

Argo Group is supervised by the BMA as an Insurance Group. In addition, Argo Re is registered as a Class 4 Bermuda insurance company, and Argo Insurance Services Bermuda, Ltd. is licensed by the BMA pursuant to Section 10 of the Insurance Act as an Insurance Agent. As such, Argo Group and its Bermuda subsidiaries are subject to specific laws, rules and regulations promulgated by the Bermudian authorities according to the Insurance Act. Changes in Bermuda’s statutes, regulations and policies could result in restrictions on our ability to pursue our business plans, strategic objectives, execute our investment strategy and fulfill other shareholders’ obligations.

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

U.K. Prudential Regulation Authority, Financial Conduct Authority Regulations and Lloyd’s Supervision

Since 2014 the regulatory supervision of Argo Managing Agency Limited, the managing agent of S1200 has been performed by PRA and the FCA. The operations of S1200 also continue to be supervised by Lloyd’s. Future regulatory changes or rulings by the PRA and/or FCA as well as the supervision of Lloyd’s could interfere with the business strategy or financial assumptions of the Syndicate, possibly resulting in an adverse effect on the financial condition and operating results of the Syndicate.

Other Applicable Laws

Lloyd’s insurance business is subject to various regulations, laws, treaties and other applicable policies of the E.U., as well as those of each nation, state and locality in which Lloyd’s operates. These nations include the United Arab Emirates. Material changes in governmental requirements and laws could have an adverse effect on Lloyd’s and its member companies, including S1200.

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

Transfer Restrictions.

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

Change of Control Restrictions

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

Generally, the duties of directors and officers of a Bermuda company are owed to the company only. Shareholders of Bermuda companies typically do not have rights to take action against directors or officers of the company and may only do so in limited circumstances. Class actions are not available under Bermuda law. The circumstances in which derivative actions may be available under Bermuda law are substantially more prescribed and less clear than they would be to shareholders of U.S. corporations. The Bermuda courts, however, would ordinarily be expected to permit a shareholder to commence an action in the name of a company to remedy a wrong to the company where the act complained of is alleged to be beyond the corporate power of the company or illegal, or would result in the violation of the company’s memorandum of association or bye-laws. Furthermore, consideration would be given by a Bermuda court to acts that are alleged to constitute a fraud against the minority shareholders or, for instance, where an act requires the approval of a greater percentage of the company’s shareholders than that which actually approved it.

When the affairs of a company are being conducted in a manner that is oppressive or prejudicial to the interests of some shareholders, one or more shareholders may apply to the Supreme Court of Bermuda, which may make such order as it sees fit, including an order regulating the conduct of the company’s affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or by the company. In addition, under our Bye-Laws and as permitted by Bermuda law, each shareholder has waived any claim or right of action against our directors or officers for any action taken by directors or officers in the performance of their duties, except for actions involving fraud or dishonesty. In addition, the rights of holders of our common shares and the fiduciary responsibilities of our directors under Bermuda law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the U.S., particularly the State of Delaware. Therefore, holders of our common shares may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction within the U.S.

In addition, certain of our directors and officers reside outside the U.S. As such, it may be difficult for investors to effect service of process within the U.S. on our directors and officers who reside outside the U.S. or to enforce against us or our directors and officers, judgments of U.S. courts, predicated upon the civil liability provisions of the U.S. federal securities laws.

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

Taxation Risks

U.S. Tax Risks Applicable to Argo Group

Our non-U.S. companies may be subject to U.S. federal income tax on their net income, which could have a material adverse effect on our financial condition and operating results.

Except with respect to certain of our non-U.S. subsidiaries organized in the U.K. that are Lloyd’s corporate members (“Lloyd’s Companies”), Argo Group and our non-U.S. subsidiaries that are treated as foreign corporations for U.S. federal income tax purposes (collectively, our “Non-U.S. Companies”) have operated and currently intend to continue to operate in a manner that is intended not to cause them to be treated as engaged in a trade or business in the U.S. (or, in the case of our Non-U.S. Companies qualifying for the benefits of an applicable income tax treaty, in a manner that is intended not to cause them to be treated as having a permanent establishment in the U.S.). Therefore, we believe that our Non-U.S. Companies (other than the Lloyd’s Companies) should not be subject to U.S. federal income tax on their net income. However, ongoing severe travel restrictions related to the COVID-19 pandemic continue to make it more difficult for us to operate as intended. In addition, the enactment of the BEAT (defined below), the reduction of the U.S. federal income tax rate applicable to corporations included in the Tax Act (defined below) and other factors may cause us to alter our intentions. Further, there is uncertainty as to the activities that constitute being engaged in a trade or business within the United States (or having a permanent establishment in the United States), and the U.S. Internal Revenue Service (the “IRS”) may disagree with our intended position. If any such Non-U.S. Companies are considered to be engaged in a trade or business (or carrying on business through a permanent establishment) in the United States, they generally would be subject to U.S. federal income taxation on the portion of their net income treated as effectively connected with a U.S. trade or business (or their business profits attributable to a U.S. permanent establishment, as applicable), including a branch profits tax. Any such U.S. federal income taxation could result in substantial tax liabilities and consequently could have a material adverse effect on our financial condition and operating results.

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

The Tax Cuts and Jobs Act of 2017 (Public Law No: 115-97) (the “Tax Act”) introduced a new tax called the Base Erosion and Anti-Abuse Tax (the “BEAT”). The BEAT operates as a minimum tax and is generally calculated as a percentage (10% for taxable years before 2026 and 12.5% thereafter) of the “modified taxable income” of an “applicable taxpayer.” Modified taxable income is calculated by adding back to a taxpayer’s regular taxable income the amount of certain “base erosion tax benefits” with respect to certain payments made to foreign affiliates of the taxpayer, as well as the “base erosion percentage” of any net operating loss deductions. The BEAT applies for a taxable year only to the extent it exceeds a taxpayer’s regular corporate income tax liability for such year (determined without regard to certain tax credits).

Certain of our subsidiaries organized in the U.S. (“U.S. Subsidiaries”) and our Lloyd’s Companies are applicable taxpayers and make payments to foreign affiliates that produce base erosion tax benefits. As a result, they may be required to pay additional tax in one or more years by reason of the BEAT. Further, the application of the BEAT to our reinsurance arrangements involves various interpretations. If the IRS were to disagree with our BEAT calculations, we may be required to pay additional tax, interest and penalties.

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

Moreover, the Tax Act eliminated the prohibition on “downward attribution” from non-U.S. persons to U.S. persons under Section 958(b)(4) of the Code for purposes of determining constructive stock ownership under the CFC rules. As a result, our U.S. Subsidiaries are treated as constructively owning all of the stock of our Non-U.S. Companies, other than possibly Argo Group, Argo Re and Argo Financial Holding (Ireland) UC (“Argo Ireland”). Further, if Argo Group or Argo Re directly or indirectly own an interest in any U.S. entities treated as such for U.S. federal income tax purposes (other than through Argo Ireland), such U.S. entities may constructively own all of the stock of Argo Re and/or Argo Ireland. Accordingly, our Non-U.S. Companies (other than Argo Group, Argo Re and Argo Ireland) are currently treated as CFCs and Argo Group, Argo Re and Argo Ireland may be so treated. The legislative history under the Tax Act suggests that this change in law was not intended to cause a foreign corporation to be treated as a CFC with respect to a 10% U.S. Shareholder that is not related to the U.S. persons receiving such downward attribution. However, it is not clear whether the IRS or a court would interpret the change made by the Tax Act in a manner consistent with such indicated intent.

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

We believe that Argo Group should not be, and currently do not expect Argo Group to become, a PFIC. This is based in part on the belief that the income and assets of certain of Argo Group’s subsidiaries qualifies for the active insurance exception. The Tax Act modified certain provisions relating to PFIC status that makes it more difficult for a non-U.S. insurance company to qualify under the active insurance exception. We believe that we qualify for the exception as amended. However, we cannot assure you that the IRS will agree with this conclusion. The U.S. Treasury and the IRS issued finalized and proposed regulations that provide guidance on various aspects of the PFIC rules, including the amended exception. The final regulations are currently effective but the proposed regulations will not be effective unless and until they are adopted in final form. The proposed regulations provide that a QIC will qualify for the active insurance exception only if, among other things, the non-U.S. insurer satisfies either the “factual requirements test” or the “active conduct percentage test.” The factual requirements test requires that the officers and employees of the QIC carry out substantial managerial and operational activities on a regular and continuous basis with respect to its core functions and that they perform virtually all of the active decision-making functions relevant to underwriting functions. The active conduct percentage test generally compares the expenses for services of officers and employees of the non-U.S. insurer and certain related entities incurred for the production of premium and certain investment income to all such expenses regardless of the service provider. Depending on which expenses are included in the active conduct percentage test, if we do not qualify for the “factual requirements test”, there is risk that one or more of our Non-U.S. insurance companies would be considered a PFIC in one or more taxable years, in which case Argo Group may also be a PFIC in such taxable years. Further, the IRS has requested comments on several aspects of the proposed regulations. It is uncertain when the proposed regulations will be finalized, and whether the provisions of any final or temporary regulations will vary from the proposed regulations. As a result, we cannot assure you that will not be treated as a PFIC. If Argo Group is treated as a PFIC, the adverse tax consequences described above generally would apply with respect to a U.S. person’s direct or indirect ownership interest in Argo Group and any PFICs in which Argo Group directly or, in certain cases, indirectly owns an interest.

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

The amount of RPII earned by our Non-U.S Companies that are engaged in insurance activities (our “Non-U.S. Insurance Subsidiaries”) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by them. We believe that the gross RPII of each Non-U.S. Insurance Subsidiary did not in prior years of operation, and expect that it will not in the foreseeable future, equal or exceed 20% of such subsidiary’s gross insurance income. No assurance can be given that this was or will be the case because some of the factors that determine the existence or extent of RPII may be beyond our knowledge and/or control. Further, the U.S. Treasury and the IRS recently published proposed regulations that would, if finalized in their current form, substantially expand the definition of RPII such that it could be interpreted to include all the insurance income our Non-U.S. Insurance Subsidiaries earn from reinsuring affiliates. These regulations are proposed to apply to taxable years beginning after the date the regulations are finalized. We cannot predict whether, when or in what form the proposed regulations might be finalized. If finalized in their current form, the proposed regulations might result in one or more of our Non-U.S. Insurance Subsidiaries being considered to generate gross RPII in excess of 20% of such subsidiary’s gross insurance income. In such event, we might decide not to undertake new, or maintain existing, affiliate reinsurance transactions in order mitigate the risk that any of our Non-U.S. Insurance Subsidiaries generates gross RPII in excess of such amount. However, we are under no obligation to do so, and any decision not to undertake or maintain such transactions could have a material adverse effect on our financial condition and operating results.

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

Under U.S. federal income tax law, dividends paid by a U.S. corporation to a non-U.S. shareholder are generally subject to a 30% withholding tax. The income tax treaty between the Republic of Ireland and the United States (the “U.S.-Ireland Treaty”) reduces the rate of withholding tax on certain dividends to 5% if paid to a company entitled to benefits under the U.S.-Ireland Treaty that owns at least 10% of the voting stock of the company paying the dividend. We believe that Argo Ireland is eligible for benefits under the U.S.-Ireland Treaty based on the country of residence of our shareholders and certain other factors and therefore entitled to the reduced, 5% withholding tax rate on dividends distributed to it from our U.S. Subsidiaries. However, such determination may change for any given taxable year and we may not have sufficient information to demonstrate that Argo Ireland is entitled to benefits under the U.S.-Ireland Treaty for any given year. Were the IRS to contend successfully that Argo Ireland was not eligible for benefits under the U.S.-Ireland Treaty for a taxable year in which our U.S. Subsidiaries made a distribution to Argo Ireland treated as a dividend for U.S. federal income tax purposes, such distribution would be subject to withholding tax at the 30% rate. Such a result could have a material adverse effect on our financial condition and operating results.

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

We intend to operate in such a manner that none of our companies should be subject to the U.K. DPT and that none of our companies (other than those companies incorporated in the U.K.) should: (1) be a resident in the U.K. for tax purposes; (2) carry on a trade, invest or carry on any other business activity in the U.K. (whether or not through a U.K. permanent establishment). However, this result is based on certain legal and factual determinations, and since the scope and the basis upon which the DPT will be applied by HM Revenue & Customs (“HMRC”) in the U.K. remains uncertain and since applicable law and regulations do not conclusively define the activities that constitute conducting a trade, investment or business activity in the U.K. (whether or not through a U.K. permanent establishment), and since we cannot exclude the possibility that there will be a change in law that adversely affects the analysis, HMRC might successfully assert a contrary position. The terms of an income tax treaty between the U.K. and the home country of the relevant Argo Group subsidiary, if any, could contain additional protections against U.K. tax.

Our U.K. and U.S. Operations may be adversely affected by a transfer pricing adjustment in computing U.K. or U.S. taxable profits.

Any arrangements between our U.K.-resident entities and our other entities are subject to the U.K. transfer pricing regime. Consequently, if any agreement (including any reinsurance agreements) between one of our U.K.-resident entities and another of our entities (whether that entity is resident in or outside the U.K.) is found not to be on arm’s length terms and as a result a U.K. tax advantage is being or has been obtained, an adjustment will be required to compute U.K. taxable profits as if such an agreement were or had been on arm’s length terms. Similar rules apply in the U.S. and would have a similar impact on our U.S. resident entities if transfer pricing adjustments were required. Any transfer pricing adjustment could adversely impact the tax charge suffered by our relevant U.K. or U.S. resident entities. It is possible that our approach to transfer pricing may become subject to greater scrutiny from the tax authorities in the jurisdictions in which we operate, which may lead to transfer pricing audits in the future. Any transfer pricing adjustment could adversely impact the tax charge suffered by our relevant entities. In April 2016, the E.U. issued proposals to require all E.U. entities (including branches) to publish their country-by-country reporting (“CBCR”) reports on which the E.U. Parliament voted in favor in 2017 and again in 2019, but which were blocked by the Competitiveness Council of the E.U. later in 2019. The proposals, if eventually implemented, are likely to cause increased audit activity from E.U. tax authorities. Legislation has been enacted giving power to introduce regulations requiring public disclosure of U.K. CBCR reports.

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

The Organisation for Economic Co-operation and Development (OECD), the E.U. and individual jurisdictions may pursue additional measures to address base erosion and profit shifting that could have adverse tax consequences for us and increase our reporting requirements.

In 2015, the OECD published final recommendations on base erosion and profit shifting (“BEPS”). These recommendations proposed the development of rules directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world.
Several of the areas of tax law on which the BEPS project has focused have led or will lead to changes in the domestic law of individual OECD jurisdictions. These changes include (amongst others) restrictions on interest and other deductions for tax purposes, the introduction of broad anti-hybrid regimes and reform of controlled foreign company rules. Changes are also expected to arise in the application of certain double tax treaties as a result of the implementation and adoption of the OECD’s Multilateral Instrument, which may restrict the ability of Argo Group entities to rely on the terms of relevant double tax treaties in certain circumstances. Further, recent BEPS developments include proposals for new profit allocation and nexus rules and for rules to ensure that the profits of multinational enterprises are subject to a minimum rate of tax.

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

Changes of law in individual jurisdictions which may arise as a result of the BEPS project or the implementation of ATAD/ATAD II may ultimately increase the tax base of individual Argo Group entities in certain jurisdictions or the worldwide tax exposure of Argo

Group entities. Those changes of law are also potentially relevant to the ability of Argo Group entities to efficiently fund and realize investments or repatriate income or capital gains from relevant jurisdictions, and could ultimately necessitate some restructuring of Argo Group entities or their business operations. The changes of law resulting from the BEPS project also include revisions to the definition of a “permanent establishment” and the rules for attributing profit to a permanent establishment. Other BEPS-related changes focus on the goal of ensuring that transfer pricing outcomes are in line with value creation.

Changes to tax laws resulting from the BEPS project or as a result of ATAD/ATAD II could increase their complexity and the burden and costs of compliance. Additionally, such changes could also result in significant modifications to existing transfer pricing rules and could potentially have an impact on our taxable profits in various jurisdictions.

Since 2017 (and in consequence of the BEPS project), some countries in which we do business, including Bermuda, have required certain multinational enterprises, including ours, to report detailed information regarding allocation of revenue, profit, and other information, on a country- by-country basis. The information we are required to report pursuant to this country-by-country reporting, as well as information we are required to report pursuant to certain other exchange of information regimes (for example, e.g., pursuant to the Common Reporting Standard) could ultimately result in certain tax authorities having greater access to information enabling them to challenge the tax positions of Argo Group entities in a number of different areas, especially transfer pricing.

Bermuda temporarily added to the E.U. Grey List

At the latest meeting of the ECOFIN Council of the E.U. (the “Council”) on February 24, 2022, Bermuda was temporarily added to the list of jurisdictions that make up the E.U.’s “state of play” document with respect to cooperative jurisdictions that have committed to implement tax good governance principles (Annex II, also known as the “Grey List”). Countries are included on the Grey List by the Council where such jurisdictions have committed to implementing recommendations from the OECD relating to tax reform in line with E.U. taxation standards. The Bermuda Ministry of Finance has confirmed that Bermuda has now met, or will meet within the required timeframe, all commitments required by the OECD Forum on Harmful Tax Practices and fully expects to be removed from the Grey List at the meeting of the Council in October 2022. The addition of Bermuda to the Grey List is limited in scope and does not result in the imposition of any sanctions or penalties on Bermuda or Bermuda structures. However, if Bermuda continues on the Grey List past October 2022, this may potentially have adverse tax and non-tax consequences on the Bermuda Argo Group entities, which would be dependent on future changes in tax laws and/or administration of relevant E.U. countries.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease office space in Pembroke, Bermuda, where our principal executive office is located. We and our subsidiaries also lease office space in the U.S., U.K., Italy, the United Arab Emirates, Malta, Singapore and various geographic locations throughout the world. The properties are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. We believe the facilities we occupy are adequate for the purposes in which they are currently used and are well maintained.
For further discussion of our leasing commitments at December 31, 2021, please see Note 5, “Leases” to our Audited Consolidated Financial Statements
Item 3. Legal Proceedings
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
March 14, 2022, the closing price of our common stock was $40.57.
Holders of Common Stock
The number of holders of record of our common stock as of March 14, 2022 was 1,122.
Dividends
On February 16, 2022, our Board declared a quarterly cash dividend in the amount of $0.31 on each share of common stock outstanding. The dividend will be paid on March 15, 2022 to our shareholders of record on February 28, 2022.
Our dividend policy is determined by the Board and depends, among other factors, upon our earnings, operations, financial condition, capital requirements and general business outlook at the time the policy is considered.
The declaration and payment of future dividends to our shareholders will be at the discretion of our Board and will depend upon the factors noted above.
Sale of Unregistered Securities
During the year ended December 31, 2021, we did not sell or issue any unregistered securities.
Issuer Purchases of Equity Securities
On May 3, 2016, our Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous repurchase authorizations.
We have not repurchased any of our common stock for the year ended December 31, 2021. All previously repurchased shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of December 31, 2021, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.

The repurchase of common stock is also subject to the terms of our Series A Preference Shares, pursuant to which we may not (other than in limited circumstances) purchase, redeem or otherwise acquire our common stock unless the full dividends for the latest completed dividend period on all outstanding shares of our Series A Preferred Stock have been declared and paid or provided for.
The following table provides information with respect to shares of our common stock that were repurchased or surrendered during the three months ended December 31, 2021:

Period	Total Number of Shares Surrendered (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
October 1 through October 31, 2021	—	$—	—	$53,281,805
November 1 through November 30, 2021	1,446	$59.40	—	$53,281,805
December 1 through December 31, 2021	350	$54.86	—	$53,281,805
Total	1,796		—

Employees are permitted to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under the various employee equity compensation plans. For the three months ended December 31, 2021, we received 1,796 shares of our common stock, with an average price paid per share of $58.52, that were surrendered by employees in payment for the minimum required withholding taxes. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.
For the year ended December 31, 2021, we received 55,435 shares of our common stock, with an average price paid per share of $52.52, that were surrendered by employees in payment for the minimum required withholding taxes due to the vesting/exercise of equity compensation awards.
Performance Graph
The following performance graph compares the performance of our common stock during the five-year period from December 31, 2016 through December 31, 2021 with the performance of the NYSE Composite Index and the S&P U.S. SmallCap Insurance Index. The graph below shows how a $100.00 investment in our common stock on December 31, 2016 would have grown over the indicated time periods, assuming all dividends are reinvested. The stock price performance shown on the following graph is not intended to predict or be indicative of future price performance.

Total Return Performance
Argo Group International Holdings, Ltd
NYSE Composite Index
S&P U.S. SmallCap Insurance Index
Index Value
200
150
100
50
2016
2017
2018
2019
2020
2021

	As of December 31,
Index	2016	2017	2018	2019	2020	2021
Argo Group International Holdings, Ltd.	$100.00	$95.19	$121.46	$120.94	$82.87	$112.79
NYSE Composite Index	$100.00	$118.73	$108.10	$135.68	$145.16	$175.17
S&P U.S. SmallCap Insurance Index	$100.00	$108.17	$107.15	$133.70	$129.73	$153.76

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion provides an analysis of the Company's financial condition, cash flows and results of operations from management's perspective and should be read in conjunction with the consolidated financial statements and related notes beginning on page [F-1]. Our objective is to also provide discussion of events and uncertainties known to management that are reasonably likely to cause reported financial information not to be indicative of future operating results or of future financial condition and to offer information that provides understanding of our financial condition, cash flows and results of operations.

This discussion contains forward-looking statements that involve risks and uncertainties. Our future results may differ materially from those disclosed herein as a result of significant risks and uncertainties and various factors described in this report. These risks and uncertainties are discussed in greater detail in Item 1A, “Risk Factors.”

During 2021, the Company continued its focus on being a U.S.-focused specialty insurance provider. The Company accesses the U.S. specialty markets through its U.S. domiciled insurance entities as well as its Lloyd’s and Bermuda platforms. In conjunction with this strategy the Company is exiting, plans to exit or has sold businesses including: the sale of Ariel Re in November 2020; our businesses in Italy and Malta; our grocery, contract binding and excess and surplus property businesses in U.S. Operations; our London direct and facultative and North American binder business in International Operations, and re-underwriting actions across our catastrophe exposed lines of business. In addition, the Company completed the sale of its Brazilian business in February of 2022.

For discussion of our results of operations and changes in financial conditions for the year ended December 31, 2020 compared to year ended December 31, 2019 refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 15, 2021 and such discussion is incorporated herein by reference.

In 2021, the Company updated its accounting practices impacting the classification of non-operating expenses. As a result of this update, the Company has adjusted the 2020 financial information to conform to the current year’s presentation. This update did not impact the 2019 financial presentation. The impact of this update to the 2020 financial information was as follows: Net realized investment losses decreased by $3.6 million; Underwriting, acquisition and insurance expenses decreased by $11.7 million; and Non-operating expenses increased by $15.3 million. Furthermore, the 2020 consolidated expense ratio was reduced by 70 percentage points, the expense ratio for our U.S. Operations was reduced by 20 percentage points and expense ratio for our International Operations was reduced by 120 percentage points.

Consolidated Results of Operations
For the year ended December 31, 2021, we reported a net loss attributable to common shareholders of $3.8 million ($0.11 per diluted common share) as compared to a net loss of $58.7 million ($1.70 per diluted common share) for the year ended December 31, 2020.
The following is a comparison of selected data from our results of operations, as well as book value per common share, for the relevant periods:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Gross written premiums	$3,181.2	$3,233.3	$3,130.2
Earned premiums	$1,910.1	$1,780.5	$1,729.7
Net investment income	187.6	112.7	151.1
Net realized investment gains (losses):
Net realized investment gains (losses)	72.4	26.0	120.9
Change in fair value recognized	(40.4)	10.3	(40.8)
Change in allowance for credit losses on fixed maturity securities	0.6	(39.9)	—
Net realized investment gains (losses)	32.6	(3.6)	80.1
Total revenue	$2,130.3	$1,889.6	$1,960.9
Income (loss) before income taxes	$5.3	$(46.4)	$—
Income tax provision (benefit)	(1.4)	7.7	14.1
Net income (loss)	$6.7	$(54.1)	$(14.1)
Less: Dividends on preferred shares	10.5	4.6	—
Net loss attributable to common shareholders	$(3.8)	$(58.7)	$(14.1)
GAAP ratios
Loss ratio	68.8%	67.9%	70.6%
Expense ratio	36.8%	37.5%	38.5%
Combined ratio	105.6%	105.4%	109.1%

	December 31, 2021	December 31, 2020
Book value per common share	$45.62	$49.40

The table above includes GAAP ratios we use to measure our profitability. We believe that they enhance an investor’s understanding of our profitability. They are calculated as follows:
a.Loss ratio: the ratio of claims and claims expense to premiums earned. Loss ratios include the impact of catastrophe losses.
b.Expense ratio: the ratio of underwriting, acquisition and insurance expense to premiums earned.
c.Combined ratio: the sum of the loss ratio and the expense ratio. The difference between 100% and the combined ratio represents underwriting income (loss) as a percentage of premiums earned, or underwriting margin.

Impact of COVID-19
Beginning in March 2020 and continuing throughout 2021, the global COVID-19 pandemic, including the arrival of new strains of the virus, has resulted in significant disruptions in economic activity and financial markets. While the Company’s consolidated net investment income benefited from the gradual improvement of economic conditions as the impact of the pandemic lessened during the 2021, COVID-19 has directly and indirectly adversely affected the Company and may continue to do so for an uncertain period of time. For the year ended December 31, 2021, our underwriting results included net pre-tax catastrophe losses of $12.4 million associated with COVID-19 and related economic conditions, as compared to $73.2 million for the year ended December 31, 2020. Premium levels in certain lines in both our U.S. and International Operations have been negatively impacted by the challenges of the economic slowdown. Conversely, our current accident year non-catastrophe loss results saw reduced claim activity during the year ended December 31, 2021 due, in part, to the impact of the COVID-19 pandemic. While this reduction in claim activity during 2021 was not as significant as that experienced for the same period in 2020, the 2021 current accident year non-catastrophe claim frequency is still below our historical averages. Our liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the years ended December 31, 2021 or 2020. Although vaccines are now available and are in the process of being widely distributed, the extent to which COVID-19 (including emerging new strains of the COVID-19 virus) will continue to impact our business will depend on future developments that cannot be predicted, and while we have recorded our best estimates of this impact as of and for the year ended December 31, 2021, actual results in future periods could materially differ from those disclosed herein.
Non-GAAP Measures
In presenting our results in the following discussion and analysis of our results of operations, we have included certain non-generally accepted accounting principles ("non-GAAP") financial measures. We believe that these non-GAAP measures, specifically current accident year non-catastrophe losses, current accident year non-catastrophe losses ratio and current accident year non-catastrophe combined ratios, which may be defined differently by other companies, better explain our results of operations in a manner that allows for a more complete understanding of the underlying trends in our business. However, these measures should not be viewed as a substitute for those determined in accordance with U.S. generally accepted accounting principles ("GAAP"). Reconciliations of these financial measures to their most directly comparable GAAP measures are included in the tables below.

	For the Years Ended December 31,
	2021		2020		2019
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Earned premiums	$1,910.1		$1,780.5		$1,729.7

Losses and loss adjustment expenses, as reported	$1,314.6	68.8%	$1,208.8	67.9%	$1,220.7	70.6%
Less:
Favorable (unfavorable) prior accident year loss development	(138.3)	(7.2)%	(7.7)	(0.4)%	(138.1)	(8.0)%
Catastrophe losses, including COVID-19	(92.7)	(4.8)%	(179.2)	(10.1)%	(33.6)	(1.9)%
Current accident year non-catastrophe losses (non-GAAP)	$1,083.6	56.8%	$1,021.9	57.4%	$1,049.0	60.7%
Expense ratio		36.8%		37.5%		38.5%
Current accident year non-catastrophe combined ratio (non-GAAP)		93.6%		94.9%		99.2%

Current accident year non-catastrophe losses, current accident year non-catastrophe loss ratio and current accident year non-catastrophe combined ratio are internal performance measures used by the Company to evaluate its underwriting activity by excluding catastrophe related charges and the impact of changes to prior year loss reserves. Management believes that these non-GAAP metrics measure performance in a way that is useful to investors as it removes the impact of volatile and unpredictable catastrophe losses and prior accident year development.

Gross Written and Earned Premiums
Consolidated gross written and earned premiums by our four primary insurance lines were as follows:

	For the Years Ended December 31,
	2021		2020		2019
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned	Gross Written	Net Earned
Property	$548.1	$282.3	$765.1	$313.1	$789.6	$300.4
Liability	1,351.3	804.1	1,302.3	776.1	1,271.8	805.7
Professional	730.1	463.4	648.3	365.4	524.3	274.2
Specialty	551.7	360.3	517.6	325.9	544.5	349.4
Total	$3,181.2	$1,910.1	$3,233.3	$1,780.5	$3,130.2	$1,729.7
Gross written premiums decreased $52.1 million, or (1.6)%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The decrease in gross written premiums is attributable to businesses we are exiting, plan to exit or have sold, including sales of Ariel Re in November 2020, our businesses in Italy and Malta, grocery business, contract binding and excess and surplus property businesses in the U.S. in addition to the exits of our London direct and facultative and North American binder business in our International Operations, and re-underwriting actions across our catastrophe exposed lines of business. Partially offsetting the decrease was our U.S. Operations which increased 3.7% as compared to the same period in 2020, concentrated in Liability and Professional Lines. Both U.S. Operations and International Operations continued to see overall rate increases (mid single to low double digits) during 2021. In addition, we completed the sale of our Brazilian business in February of 2022, which wrote $78.7 million in gross written premium for the year ended December 31, 2021.
Consolidated earned premiums increased $129.6 million, or 7.3%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. Earned premiums increased in both U.S. Operations and International Operations for the year ended December 31, 2021. The increase in U.S. Operations was due to premium growth and change in business mix towards lines of business where we purchase less ceded reinsurance, while International Operations was driven by growth in Syndicate 1200 primarily due to significantly decreasing our use of third-party capital at Lloyd’s for the 2021 year of account, partially offset by the sale of Ariel Re. We anticipate the negative impact to net earned premiums from the sale of Ariel Re to be reduced in the future since we exited the business in 2020.
Our gross written and earned premiums are further discussed by reporting segment and major lines of business below under the heading “Segment Results.”
Net Investment Income
Consolidated net investment income increased $74.9 million, or 66.5%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The year-over-year increase in consolidated net investment income was driven by an $86.9 million increase in our alternative investment portfolio, primarily from higher returns on hedge funds and private equity investments as valuations benefited from the improving circumstances surrounding COVID-19 throughout 2021. The increase was partially offset by a decline of $12.0 million from our fixed maturities portfolio primarily due to the 2020 liquidation of a high yield portfolio in connection with a “de-risking” in our investment strategy, lower reinvestment rates and security disposals in the second quarter 2021 in the Syndicate 1200 portfolio related to the RiverStone reinsurance to close (“RITC”) transaction. RiverStone provided an RITC of Syndicate 1200 for 2017 and prior years with net technical provision of approximately $219.7 million.
Total invested assets at December 31, 2021 were $5,233.0 million, net of $89.6 million of invested assets attributable to our Syndicate 1200 and 1910 trade capital providers. Total invested assets at December 31, 2020 were $5,115.5 million, net of $140.3 million of invested assets attributable to our Syndicate 1200 and 1910 trade capital providers.
Net Realized Investment Gains (Losses)
Consolidated net realized gains (losses) increased $36.2 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. Consolidated net realized investment gains of $32.6 million for the year ended December 31, 2021 included $82.8 million related to the sales of fixed maturity and equity securities. Partially offsetting these gains the Company recognized $40.4 million of a change in fair value recognized, and $10.5 million reduction in the realized gain of the sale of our Trident brand and underwriting platform. The Company also recognized $0.6 million change in allowance for credit losses on fixed maturity securities.

Consolidated net realized investment losses of $3.6 million for the year ended December 31, 2020 included $39.9 million charge for expected credit losses on fixed maturity securities recognized under Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments,” which was effective January 1, 2020. We also recognized a $9.4 million loss related to the sale of our reinsurance business, Ariel Re, in the fourth quarter of 2020. Partially offsetting these losses were the $31.8 million gain recognized on the sale of our Trident brand and underwriting platform in the second quarter of 2020, a $10.3 million increase in the fair value of equity securities and a $3.6 million net realized gain primarily related to the sales of fixed maturity and equity securities.
Losses and Loss Adjustment Expense
Consolidated losses and loss adjustment expenses increased $105.8 million, or 8.8%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The consolidated loss ratio for the year ended December 31, 2021 was 68.8%, compared to 67.9% for the same period in 2020, driven by an increase in net unfavorable prior-year reserve development in 2021 as compared to 2020 (6.8 percentage points), partially offset by a decrease in catastrophe losses (5.3 percentage points), which included COVID-19-related losses and lower current accident year non-catastrophe loss ratio (0.6 percentage points). Catastrophe losses for the year ended December 31, 2021 included $12.4 million for COVID-19-related claims, with the remaining $80.3 million being primarily attributable to Hurricane Uri, winter storm Ida, and other U.S. and international events.
The following table summarizes the above referenced prior-year loss reserve development for the year ended December 31, 2021 with respect to net loss reserves by line of business as of December 31, 2020. The unfavorable prior-year reserve development was concentrated in U.S. Operations ($120.9 million) and Run-off Lines ($44.3 million), offset with favorable prior-year reserve development coming from International Operations ($26.9 million). Our losses and loss adjustment expenses, including the prior-year loss reserve development shown in the following table, are further discussed by reporting segment under the heading “Segment Results” below.

(in millions)	Net Reserves 2020	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2020 Net Reserves
General liability	$1,587.4	$128.9	8.1%
Workers compensation	$284.9	9.4	3.3%
Syndicate Liability	$239.1	(0.8)	(0.3)%
Commercial multi-peril	$233.4	7.0	3.0%
Syndicate and US special property	$108.0	9.6	8.9%
Commercial auto liability	$86.9	10.1	11.6%
Syndicate specialty	$76.0	(18.5)	(24.3)%
Fidelity/Surety	$38.4	(12.2)	(31.8)%
All other lines	$252.0	4.8	1.9%
Total	$2,906.1	$138.3	4.8%

In determining appropriate reserve levels for the year ended December 31, 2021, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for loss and loss adjustment expenses and record our best estimate. Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data. While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent years, this does not imply that more recent accident years’ reserves also will develop favorably; pricing, reinsurance costs, legal environment, general economic conditions including changes in inflation and many other factors impact our ultimate loss estimates.
Consolidated gross reserves for losses and loss adjustment expenses were $5,595.0 million (including $134.6 million of reserves attributable to our Syndicate 1200 and 1910 trade capital providers) and $5,406.0 million (including $243.7 million of reserves attributable to our Syndicate 1200 and 1910 trade capital providers) as of December 31, 2021 and 2020, respectively. Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Underwriting, Acquisition and Insurance Expense
Consolidated underwriting, acquisition and insurance expense increased $34.6 million, or 5.2%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase in the underwriting, acquisition and insurance expense was primarily driven by an increase in business written and the associated acquisition costs. The consolidated expense ratio decreased 0.7% to 36.8% for the year ended December 31, 2021. The consolidated expense ratio decreased primarily as a result of earned premiums increasing at a faster rate than growth in general and administrative expenses as a result of the Company’s expense reduction initiative.
Non-Operating Expenses
Non-operating expenses increased $22.6 million, or 107.1%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase primarily related to non-recurring costs associated with closing certain U.S. and U.K. offices, severance expenses and retention bonuses, asset impairments and legal costs.
These non-recurring costs are included in the line item “Non-Operating expenses” in the Company’s Consolidated Statements of Income (Loss), and have been excluded from the calculation of our expense ratio. Certain prior year’s balances have been reclassified between acquisition, general and administrative and non-operating expenses to conform to the current year’s presentation.
Our underwriting, acquisition and insurance expenses are further discussed by reporting segment below under the heading “Segment Results.”
Interest Expense
Consolidated interest expense decreased $5.3 million, or (19.7%), to $21.6 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The year-over-year decrease was primarily attributable to significant reductions in short-term LIBOR rates during 2021, as well as a lower debt balance due to paying off our $125 million term loan in September 2020.
Foreign Currency Exchange (Gains) Losses
Consolidated foreign currency exchange losses decreased $13.8 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The changes in the foreign currency exchange gains were due to fluctuations of the U.S. Dollar, on a weighted average basis, against the Canadian Dollar, Euro and the British Pound.
Impairment of Intangibles
During the year ended December 31, 2021, we recorded a $43.2 million impairment charge on the intangibles related to Syndicate 1200. Management’s fourth quarter 2021 analysis of Syndicate 1200, reflected an implied fair value which was below the reporting unit’s carrying value.
Income Tax Provision (Benefit)
The consolidated income tax provision represents the income tax expense or benefit associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the consolidated provision for income taxes represents taxes on net income for our Brazil, Ireland, Italy, Malta, Switzerland, U.K. and U.S. operations. The consolidated provision for income taxes was $1.4 million for the year ended December 31, 2021, compared to a provision of $7.7 million for the year ended December 31, 2020. The consolidated effective tax rates were (26.4)% and (16.6)% for the years ended December 31, 2021 and 2020, respectively. The decrease in the effective tax rate for the year ended December 31, 2021 as compared to the same period in 2020 was primarily impacted by recognizing pre-tax losses concentrated in preferential taxing jurisdictions. Additionally, an impairment charge related to U.K. goodwill and intangibles was recognized in addition to a remeasurement of the UK Deferred tax asset as a result of a tax rate change. Additionally, a reduction of the U.S. uncertain tax position liability occurred in 2021.
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

U.S. Operations
The following table summarizes the results of operations for the U.S. Operations segment:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Gross written premiums	$2,069.4	$1,994.8	$1,860.3
Earned premiums	$1,283.7	$1,207.6	$1,119.9
Losses and loss adjustment expenses	908.2	768.7	690.4
Underwriting, acquisition and insurance expenses	419.3	389.7	368.7
Underwriting income (loss)	(43.8)	49.2	60.8
Net investment income	119.4	80.3	100.0
Interest expense	(14.1)	(16.2)	(20.5)
Fee and other income (expense), net	(0.4)	(0.2)	(1.0)
Income before income taxes	$61.1	$113.1	$139.3
GAAP ratios
Loss ratio	70.7%	63.7%	61.7%
Expense ratio	32.7%	32.2%	32.9%
Combined ratio	103.4%	95.9%	94.6%
Loss reserves at December 31	$3,422.4	$3,091.9	$2,775.1
The table above includes underwriting income (loss) which is an internal performance measure that we use to measure our insurance profitability. We believe underwriting income (loss) enhances an investor’s understanding of insurance operations profitability. Underwriting income (loss) is calculated as earned premiums less losses and loss adjustment expenses less underwriting, acquisition and insurance expense. Although underwriting income (loss) does not replace net income (loss) computed in accordance with GAAP as a measure of profitability, management uses underwriting income (loss) to focus our reporting segments on generating operating income.

The following table contains a reconciliation of certain non-GAAP financial measures, specifically the current accident year non-catastrophe losses, current accident year non-catastrophe loss ratio and current accident year non-catastrophe combined ratio, to their most directly comparable GAAP measures for our U.S. Operations.

	For the Years Ended December 31,
	2021		2020		2019
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Earned premiums	$1,283.7		$1,207.6		$1,119.9

Losses and loss adjustment expenses, as reported	$908.2	70.7%	$768.7	63.7%	$690.4	61.7%
Less:
Favorable prior accident year loss development	(120.9)	(9.4)%	(2.4)	(0.2)%	(15.7)	(1.4)%
Catastrophe losses, including COVID-19	(36.1)	(2.8)%	(56.2)	(4.6)%	(14.4)	(1.3)%
Current accident year non-catastrophe losses (non-GAAP)	$751.2	58.5%	$710.1	58.9%	$660.3	59.0%
Expense ratio		32.7%		32.2%		32.9%
Current accident year non-catastrophe combined ratio (non-GAAP)		91.2%		91.1%		91.9%

Gross Written and Earned Premiums
Gross written and earned premiums by our four primary insurance lines were as follows:

	For the Years Ended December 31,
	2021		2020		2019
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned	Gross Written	Net Earned
Property	$253.0	$149.9	$300.0	$155.5	$284.9	$137.5
Liability	1,093.6	672.8	1,060.6	674.2	1,073.6	700.3
Professional	504.1	315.1	438.3	244.9	315.9	158.9
Specialty	218.7	145.9	195.9	133.0	185.9	123.2
Total	$2,069.4	$1,283.7	$1,994.8	$1,207.6	$1,860.3	$1,119.9
Property
Gross written premiums for property decreased $47.0 million, or (15.7%), for the year ended December 31, 2021 as compared the year ended December 31, 2020 which is attributable to businesses we are exiting, or plan to exit, including contract binding and excess and surplus (“E&S”) property businesses units and planned underwriting initiatives in the public entity program. The decrease in net earned premiums for the year ended December 31, 2021 compared to the same period in 2020 was also a result of reduced production from the contract binding, E&S property business units and public entity business program, partially offset by growth from the inland marine and garage business units.
Liability
Gross written premiums for liability increased $33.0 million, or 3.1%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily driven by growth from business units which are targeted for growth and investment that write general liability and environmental lines as well as a new fronted program that writes general liability. This increase was partially offset by planned reductions in the contract binding business unit and grocery and restaurant classes. Net earned premiums decreased $1.4 million, or (0.2)%, for the year ended December 31, 2021 compared to the same period in 2020, due primarily to business mix and increased reinsurance cost.

Professional
Gross written premiums for professional increased $65.8 million, or 15.0%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020 driven by the favorable rate environment for the directors and officers products, new business growth from the errors and omissions products and the delegated authority programs.
Specialty
Gross written premiums increased $22.8 million or 11.6%, for the year ended December 31, 2021 as compared to the December 31, 2020 due primarily to growth in surety.
Loss and Loss Adjustment Expenses
The loss ratios for the years ended December 31, 2021 and 2020 were 70.7% and 63.7%, respectively. The higher loss ratio in 2021, as compared to 2020, was driven by a 9.2 percentage points increase in net unfavorable prior-year reserve development in 2021 as compared to 2020, partially offset by a 1.8 percentage point decrease in catastrophe losses, including COVID-19-related claims, and a 0.4 percentage point decrease in the current accident year non-catastrophe loss ratio.

Net unfavorable prior-year reserve development for the year ended December 31, 2021 was $120.9 million (9.4 percentage points), primarily related to liability lines, including claims alleging construction defect, and professional lines partially offset by favorable prior-year reserve development in specialty lines. The liability lines and professional lines prior-year development was largely due to movements in the fourth quarter 2021. The internal analysis of liability lines completed during the fourth quarter of 2021 saw an increase in the difference between the actual incurred loss movements versus the expected movements in business units with significant exposure to claims alleging construction defect, driven by accident years 2017 and prior. In addition, during the fourth quarter of 2021, we received the results of an external actuarial review. The result of the external review on these lines was consistent with the internal analysis. The internal analysis of professional lines completed during the fourth quarter of 2021 incorporated evaluations of individual Securities Class Action claims. In addition, during the fourth quarter of 2021, we received the results of an external actuarial review. The result of the external review on these lines was consistent with the internal analysis. The professional lines prior-year development was driven by accident years 2018 and prior. The net unfavorable prior-year reserve development for the year ended December 31, 2020 was $2.4 million (0.2 percentage points) and primarily related to liability and professional lines partially offset by favorable prior-year reserve development in specialty and property lines.
Catastrophe losses for the year ended December 31, 2021 were $36.1 million (2.8 percentage points) and were mainly attributable to Winter Storm Uri, and a number of smaller storms across the U.S. including Hurricane Ida. Catastrophe losses for the year ended December 31, 2020 were $56.2 million (4.6 percentage points), which included reserves associated with COVID-19 of $6.5 million, primarily related to expected costs associated with potential litigation related to property exposures. The remaining $49.7 million for the year ended December 31, 2020 were primarily attributable to wildfires, Hurricanes Laura, Delta, Zeta and Sally and a number of smaller storms across the U.S.
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses increased $29.6 million, or 7.6%, for the year ended December 31, 2021 as compared to December 31, 2020. The expense ratio increased to 32.7% for the year ended December 31, 2021 as compared to 32.2% for the same period 2020. The increase was primarily concentrated in acquisition expenses which increased due to our mix of business, which was partially offset by a reduction in our general and administrative expense ratio driven by scale benefits associated with premium growth.

International Operations
The following table summarizes the results of operations for the International Operations segment:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Gross written premiums	$1,111.0	$1,238.0	$1,269.7
Earned premiums	$625.8	$572.5	$609.6
Losses and loss adjustment expenses	362.1	428.6	518.3
Underwriting, acquisition and insurance expenses	246.3	241.6	250.2
Underwriting income (loss)	17.4	(97.7)	(158.9)
Net investment income	50.6	26.7	44.2
Interest expense	(5.6)	(7.7)	(11.0)
Fee and other (expense) income, net	1.7	3.4	4.3
Income (loss) before income taxes	$64.1	$(75.3)	$(121.4)
GAAP ratios
Loss ratio	57.9%	74.9%	85.0%
Expense ratio	39.3%	42.2%	41.0%
Combined ratio	97.2%	117.1%	126.0%
Loss reserves at December 31	$1,911.4	$2,077.6	$2,129.0
The following table contains a reconciliation of certain non-GAAP financial measures, specifically the current accident year non-catastrophe losses, current accident year non-catastrophe loss ratio and current accident year non-catastrophe combined ratio, to their most directly comparable GAAP measures for our International Operations.

	For the Years Ended December 31,
	2021		2020		2019
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Earned premiums	$625.8		$572.5		$609.6

Losses and loss adjustment expenses, as reported	$362.1	57.9%	$428.6	74.9%	$518.3	85.0%
Less:
Favorable (unfavorable) prior accident year loss development	26.9	4.3%	6.2	1.1%	(110.4)	(18.1)%
Catastrophe losses, including COVID-19	(56.6)	(9.1)%	(123.0)	(21.5)%	(19.2)	(3.1)%
Current accident year non-catastrophe losses (non-GAAP)	$332.4	53.1%	$311.8	54.5%	$388.7	63.8%
Expense ratio		39.3%		42.2%		41.0%
Current accident year non-catastrophe combined ratio (non-GAAP)		92.4%		96.7%		104.8%

Gross Written and Earned Premiums
Gross written and earned premiums by our four primary insurance lines were as follows:

	For the Years Ended December 31,
	2021		2020		2019
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned	Gross Written	Net Earned
Property	$295.1	$132.4	$465.1	$157.6	$504.7	$162.9
Liability	256.8	130.7	241.2	101.5	198.0	105.2
Professional	226.0	148.3	210.0	120.5	208.4	115.3
Specialty	333.1	214.4	321.7	192.9	358.6	226.2
Total	$1,111.0	$625.8	$1,238.0	$572.5	$1,269.7	$609.6
Property
Gross written premiums for property decreased $170.0 million, or (36.6%), for the year ended December 31, 2021 as compared to the year ended December 31, 2020 due to the sale Ariel Re, which was partially offset by growth in Syndicate 1200 from reducing our use of third-party capital at Lloyd’s and the favorable rate environment and a reduction in ceded premium due to the non-renewal of a multi-year reinsurance contract following the reduction in gross catastrophe exposures during the first quarter of 2021.
Liability
Gross written premiums for liability increased $15.6 million, or 6.5%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020 due to growth in Syndicate 1200, where for 2021 we introduced the International Casualty Treaty Reinsurance Business, combined with growth in Bermuda Insurance where we are benefiting from favorable rate changes and new business accounts, partially offset by lower premiums due to the sale of Ariel Re and our European operations no longer writing business.
Professional
Gross written premiums for professional lines increased $16.0 million, or 7.6%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020 driven by a reduction in our use of third-party capital at Lloyd’s for Syndicate 1200 and the favorable rate environment, as well as growth in Bermuda Insurance driven by favorable rate changes and new business opportunities.
Specialty
Gross written premiums increased $11.4 million, or 3.5%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily driven by growth in Syndicate 1200, arising from political risks and the new political violence class of business, partially offset by lower premium due to the sale of Ariel Re. The increase in net earned premiums was driven by Syndicate 1200 due to the aforementioned premium growth and decreased use of third-party capital at Lloyd’s, as well as our Latin American operation growth in our Brazilian cargo marine business.
Loss and Loss Adjustment Expenses
The loss ratios for the years ended December 31, 2021 and 2020 were 57.9% and 74.9%, respectively. The reduced loss ratio in 2021, as compared to 2020, was driven by a year-over-year improvement of 12.4 percentage points in catastrophe losses, 3.2 percentage points from increased net favorable prior-year reserve development in 2021, and a 1.4 percentage point improvement in the current accident year non-catastrophe loss ratio.
The current accident year non-catastrophe loss ratios for the years ended December 31, 2021 and 2020 were 53.1% and 54.5%, respectively. The improvement in 2021 primarily related to the results of re-underwriting actions across multiple divisions in Syndicate 1200. The current accident year non-catastrophe loss ratio also benefited from rate increases earning through earned premiums.
Net favorable prior-year reserve development for the year ended December 31, 2021 was $26.9 million (4.3 percentage points) and primarily related to favorable development in liability and property lines (including losses associated with prior year catastrophes), partially offset by unfavorable development from liability and professional large claim movements in Argo Insurance Bermuda. The net unfavorable prior-year reserve development for the year ended December 31, 2020 was $6.2 million (1.1 percentage points) and was primarily concentrated in our liability and professional lines. The charges impacted our Bermuda casualty and professional divisions, and our Syndicate 1200 and European operations. The charges in our Bermuda business stemmed from public utility business in our casualty division, which we previously exited, as well as updated estimates on a number of other casualty and professional claims based on new information received in the last three quarters of 2019. The new information included investigations regarding causes of the incidents leading to the losses, reports provided by outside counsel, audits of the underlying losses and recent court decisions, settlements and jury awards. The result was an increase in the number of claims with the potential for underlying losses to reach our attachment point. As it relates to Syndicate 1200, the adverse development generally related to businesses that we have previously exited or where aggressive remedial underwriting actions have been taken. The development related to large claims involving the marine and energy and liability divisions. Losses on small and medium enterprise package business were also higher than expected. As it relates to Europe, the adverse development primarily related to certain coverholders whose contracts were previously terminated or where aggressive remedial underwriting actions have been taken as well as unexpected movements in large professional liability losses. The unfavorable development during the year was also attributable to the results of ongoing audits, underwriting reviews, and updates from those coverholders, which included the identification of differences from original expectations with regard to the classes written, the distribution of writings by geography, and the rates charged by the coverholders.
Catastrophe losses for the year ended December 31, 2021 were $56.6 million (9.1 percentage points) including losses of $12.4 million associated with COVID-19, primarily resulting from contingency exposures. The property losses relate to sub-limited affirmative business interruption coverage in certain International markets, as well as expected costs associated with potential litigation. The remaining catastrophe losses of $44.2 million for the year ended December 31, 2021 were mainly attributable to winter storm Uri, Hurricane Ida and U.S. tornadoes. Catastrophe losses for the year ended December 31, 2020 were $123.0 million (21.5 percentage points), which included losses associated with COVID-19 of $66.7 million, primarily resulting from contingency exposures. The remaining catastrophe losses of $56.3 million were mainly attributable to Hurricane Sally and Laura with smaller losses from Hurricanes Delta and Zeta, wildfires in the U.S. and other U.S. and international events.
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses increased $4.7 million, or 1.9%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The expense ratio decreased to 39.3% for the year ended December 31, 2021 as compared to 42.2% for the same period 2020 The decrease was primarily concentrated in acquisition expenses which decreased due to our mix of business and an increase in ceding commissions. In addition, our general and administrative expense ratio as a result of an increase in earned premiums.
Fee and Other Income/Expense
Fee and other income and fee and other expense represent amounts we receive, and costs we incur, in connection with the management of third-party capital for our underwriting Syndicates at Lloyd’s. Fee and other income decreased for the year ended December 31, 2021 as compared to the same period in 2020 due to a reduction in external capital to support the Lloyd’s syndicates.

Run-off Lines
The following table summarizes the results of operations for the Run-off Lines segment:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Earned premiums	$0.6	$0.4	$0.2
Losses and loss adjustment expenses	44.3	11.5	12.0
Underwriting, acquisition and insurance expenses	1.0	1.7	2.4
Underwriting loss	(44.7)	(12.8)	(14.2)
Net investment income	3.6	4.0	5.7
Interest expense	(0.4)	(0.8)	(1.3)
Loss before income taxes	$(41.5)	$(9.6)	$(9.8)
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
Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses for the year ended December 31, 2021 included $44.3 million of net unfavorable loss reserve development on prior accident years. The unfavorable prior year loss development was due to $20.7 million in run-off liability losses excluding asbestos and environmental, $14.3 million in asbestos and environmental lines and $9.3 million in risk management workers compensation. The movement on liability exposures excluding asbestos and environmental was due to analysis of individual claims. The exposures driving the change were largely the result of claims alleging abuse. A large portion of the change was due to defense costs. The movement on asbestos and environmental lines was due to higher than expected loss activity and movements on large claims alleging environmental losses.
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

	For the Years Ended December 31,
	2021		2020		2019
(in millions)	Gross	Net	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$59.3	$50.7	$52.6	$43.8	$54.7	$46.2
Incurred losses	17.4	14.7	20.2	17.4	10.5	8.3
Losses paid	(12.9)	(10.8)	(13.5)	(10.5)	(12.6)	(10.7)
Loss reserves - asbestos and environmental, end of period	63.8	54.6	59.3	50.7	52.6	43.8
Risk-management reserves	162.6	99.2	162.4	100.5	188.1	116.9
Run-off reinsurance reserves	0.5	0.5	0.5	0.5	0.5	0.5
Other run-off lines	34.3	24.5	14.3	8.9	12.3	7.2
Total loss reserves - Run-off Lines	$261.2	$178.8	$236.5	$160.6	$253.5	$168.4
The following table represents the components of gross loss reserves for the Run-off Lines:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Asbestos:
Direct
Case reserves	$3.0	$3.1	$2.7
Unallocated loss adjustment expense ("ULAE")	0.5	0.5	0.5
Incurred but not reported (“IBNR”)	19.9	20.2	16.1
Total direct written reserves	23.4	23.8	19.3
Assumed domestic
Case reserves	7.4	8.4	9.1
ULAE	0.8	0.8	0.8
IBNR	11.9	12.8	11.2
Total assumed domestic reserves	20.1	22.0	21.1
Assumed London
Case reserves	2.1	1.4	1.3
IBNR	2.3	1.6	1.1
Total assumed London reserves	4.4	3.0	2.4
Total asbestos reserves	47.9	48.8	42.8
Environmental reserves	15.9	10.5	9.8
Risk-management reserves	162.6	162.4	188.1
Run-off reinsurance reserves	0.5	0.5	0.5
Other run-off lines	34.3	14.3	12.3
Total loss reserves - Run-off Lines	$261.2	$236.5	$253.5
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

The following table represents a reconciliation of the number of asbestos and environmental claims outstanding (in whole numbers):

	For the Years Ended December 31,
	2021	2020	2019
Open claims, beginning of the year	706	707	751
Claims closed during the year	67	119	121
Claims opened during the year	48	118	77
Open claims, end of the year	687	706	707
The following table represents gross payments on asbestos and environmental claims:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Gross payments on closed claims	$2.9	$9.5	$1.6
Gross payments on open claims	10.0	4.0	11.0
Total gross payments	$12.9	$13.5	$12.6
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
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the Run-off Lines segment consists primarily of administrative expenses. The decrease in insurance expenses for the year ended December 31, 2021 as compared to the same period in 2020 was due to the Company’s expense reduction initiative.
Liquidity and Capital Resources
Our insurance and reinsurance subsidiaries require liquidity and adequate capital to meet ongoing obligations to policyholders and claimants and fund operating expenses. During the year ended December 31, 2021, cash flow provided by operations was $99.7 million. Based on current premium volumes and other measures of capital deployed in our business, we determined we had excess capital and, therefore, returned capital to our shareholders through dividend payments to our shareholders. We believe our liquidity generated from operations and, if required, from our investment portfolio, will be sufficient to meet our obligations at least the next 12 months. We believe we have access to various sources of liquidity including cash, investments and the ability to borrow under our revolving credit facility.
Cash Flows
The primary sources of our cash flows are premiums, reinsurance recoveries, proceeds from sales and redemptions of investments and investment income. The primary cash outflows are claim payments, loss adjustment expenses, reinsurance costs, underwriting, acquisition and overhead expenses, purchases of investments, payment of common and preferred dividends and income taxes. Management believes that cash receipts from premiums, proceeds from investment sales and redemptions and investment income are sufficient to cover cash outflows in the foreseeable future. We believe we have access to additional sources of liquidity should the need for additional cash arise.

Our liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during 2021 and we do not anticipate that the pandemic will have a material impact on our liquidity and capital resources in the next twelve months based on current assumptions. However, there can be no assurance that the pandemic will not cause further disruption to our business or the global economy in that time period.
On October 12, 2020, ArgoGlobal, the Lloyd’s insurer and member of Argo, announced a reinsurance-to-close (“RITC”) transaction with legacy specialist RiverStone. Pursuant to the terms of the transaction, RiverStone will undertake an RITC of ArgoGlobal’s Syndicate 1200 for 2017 and prior years with net technical provision of approximately $219.7 million. The transaction received regulatory approval on January 29, 2021, with the RITC becoming effective on January 1, 2021.
Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the years ended December 31, 2021 and 2020, cash provided by operating activities was $99.7 million and $71.9 million respectively. The increase in cash flows provided by operating activities in 2021 compared to 2020 was attributable to various fluctuations within our operating activities, and primarily related to the timing of reinsurance recoveries, claim payments and premium cash receipts in the respective periods.
For the years ended December 31, 2021 and 2020, net cash used in investing activities was $55.9 million and $24.3 million, respectively. The decrease in cash provided by investing was mainly the result of the increase in the proceeds from sale of fixed maturities and short-term investments, partially offset by a decrease in cash used to purchase fixed maturities and an increase in the proceeds from maturities of fixed maturities. As of December 31, 2021 and 2020, $655.8 million and $542.6 million, respectively, of the investment portfolio were invested in short-term investments.
For the years ended December 31, 2021 and 2020, net cash used in financing activities was $52.9 million and $26.8 million, respectively. During 2021 and 2020, we did not repurchase any common shares. We paid dividends to our common shareholders totaling $43.7 million and $43.0 million during the years ended December 31, 2021 and 2020, respectively. On July 9, 2020 we raised $144.0 million, net of issuance costs, by issuing 6,000,000 depositary shares (as further described in the “Preferred Stock Offering” section below). We paid cash dividends to our preferred shareholders totaling $10.5 million during the year ended December 31, 2021. On September 17, 2020, we paid off our term loan in the amount of $125 million.
We invest excess cash in a variety of investment securities. As of December 31, 2021, our investment portfolio consisted of 79.3% fixed maturities, 1.1% equity securities, 7.3% other investments 12.3% short-term investments (based on fair value) compared to 78.1% fixed maturities, 3.4% equity securities, 8.2% other investments and 10.3% short-term investments as of December 31, 2020. We classify the majority of our investment portfolio as available-for-sale; resulting in these investments being reported at fair market value with unrealized gains and losses, net of tax, being reported as a component of shareholders’ equity. At December 31, 2021, no investments were designated as trading. No issuer (excluding United States Government and United States Governmental agencies) of fixed maturity or equity securities represents more than 3.1% of shareholders’ equity at December 31, 2021.
Reinsurance and Collateral Held by Argo Group
We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position. Increases in the costs of this program, or the failure of our reinsurers to meet their obligations in a timely fashion, may have a negative impact on liquidity.
Under certain insurance programs (i.e., large deductible programs and surety bonds) and various reinsurance agreements, collateral and letters of credit (“LOCs”) are held for our benefit to secure performance of insureds and reinsurers in meeting their obligations. At December 31, 2021, the amount of such collateral and LOCs held under insurance and reinsurance agreements was $877.0 million and $1,085.5 million, respectively. Collateral can also be provided in the form of trust accounts. As we are the beneficiary of these trust accounts only to secure future performance, these amounts are not reflected in our consolidated balance sheets. Collateral provided by an insured or reinsurer may exceed or fall below the amount of their total outstanding obligation.
LOCs have been filed with Lloyd’s by trade capital providers as part of the terms of whole account quota share reinsurance contracts entered into by the trade capital providers. In the event such LOCs are funded, the outstanding balance would be the responsibility of the trade capital providers.
During the year ended December 31, 2021 there were no write-off for uncollectible reinsurance, and for the year ended December 31, 2020, we wrote-off uncollectible reinsurance recoverables of $0.4 million.

Holding company and Intercompany Dividends
Argo Group and its other non-insurance company subsidiaries are dependent on dividends and other permitted payments from their insurance subsidiaries in order to pay cash dividends to their shareholders, for debt service and for their operating expenses. The ability of our insurance subsidiaries to pay dividends is subject to certain restrictions imposed by the jurisdictions of domicile that regulate these subsidiaries and each jurisdiction has calculations for the amount of dividends that our subsidiary can pay without the approval of the insurance regulator.
Argo Re is the primary direct subsidiary of Argo Group International Holdings, Ltd. and is subject to Bermuda insurance laws. Argo Ireland is indirectly owned by Argo Re and is a mid-level holding company subject to Irish laws, and its primary subsidiary is Argo Group U.S., Inc. Argo Group U.S., Inc. is a mid-level holding company subject to Delaware laws. Argo Group U.S., Inc. is the parent of all of our U.S. insurance subsidiaries.
The payment of dividends by Argo Re is limited under Bermuda insurance laws which require Argo Re to maintain certain measures of solvency and liquidity. As of December 31, 2021, the statutory capital and surplus of Argo Re was $1,425.8 million, and the amount required to be maintained was $126.8 million, thereby allowing Argo Re the potential to pay dividends or capital distributions within the parameters of the solvency and liquidity margins. We believe that the dividend and capital distribution capacity of Argo Re will provide us with sufficient liquidity to meet the operating and debt service commitments, as well as other obligations.
During 2021, Argo Re paid cash dividends of $85.0 million to Argo Group International Holdings, Ltd. which were used to repay intercompany balances related primarily to dividend payments, interest payments and other corporate expenses.
During 2021, Argo Group U.S., Inc. did not receive dividends from its subsidiaries.
During 2022, Argo Group U.S., Inc. may be permitted to receive dividends from Argonaut up to $107.1 million without prior approval from the Illinois Division of Insurance. Argo Group U.S, Inc. may be permitted to receive dividends from Rockwood of up to $10.6 million without prior approval from the Pennsylvania Department of Insurance during 2022. Business and regulatory considerations may impact the amount of dividends actually paid and prior approval of dividend payments may be required.
Revolving Credit Facility and Term Loan
On November 2, 2018, each of Argo Group, Argo Group US, Inc., Argo International Holdings Limited, and Argo Underwriting Agency Limited (the “Borrowers”) entered into a $325 million credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement includes a one time borrowing of $125 million for a term loan (the “Term Loan”), and a $200 million revolving credit facility. The Company used most of the net proceeds from the Preferred Stock Offering (as defined in Note 11 “Shareholders’ Equity”) to pay off the Term Loan in September 2020. As of December 31, 2021, there were no borrowings outstanding and $40.3 million in LOCs against the revolving credit facility. The Credit Agreement matures on November 2, 2023.
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

On March 2, 2022, the parties to the Credit Agreement entered into an Amendment No. 1 to the Credit Agreement, which replaced LIBOR with the Euro Interbank Offered Rate (“EURIBOR”) and the Sterling Overnight Index Average (“SONIA”) as the interest rate benchmark for borrowings denominated in Euros and in Sterling, respectively. This amendment also sets forth provisions for fallback rates in the event that EURIBOR and SONIA are not available. The USD LIBOR benchmark interest rate was not replaced or affected by this amendment as USD LIBOR remains effective until June 2023.
Senior Notes

In September 2012, Argo Group International Holdings, Ltd. (the “Parent Guarantor”), through its subsidiary Argo Group U.S. (the “Subsidiary Issuer”), issued $143,750,000 aggregate principal amount of the Subsidiary Issuer’s 6.5% Senior Notes due September 15, 2042 (the “Notes”). The Notes are unsecured and unsubordinated obligations of the Subsidiary Issuer and rank equally in right of payment with all of the Subsidiary Issuer’s other unsecured and unsubordinated debt. The Notes are guaranteed on a full and unconditional senior unsecured basis by the Parent Guarantor. The Notes may be redeemed, for cash, in whole or in part, on or after September 15, 2017, at the Subsidiary Issuer’s option, at any time and from time to time, prior to maturity at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date.
Floating Rate Loan Stock
We assumed certain debt through the acquisition of Syndicate 1200. These notes are unsecured and unsubordinated. All are redeemable subject to certain terms and conditions at a price up to 100% of the principal plus accrued and unpaid interest. Interest on the U.S. Dollar and Euro notes is due semiannually and quarterly, respectively. A summary of the notes outstanding at December 31, 2021 is presented below:

(in millions)
Currency	Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2021	Amount
U.S. Dollar	12/8/2004	11/15/2034	6 month LIBOR + 4.2%	4.35%	$6.5
U.S. Dollar	10/31/2006	1/15/2036	6 month LIBOR + 4.0%	4.15%	10.0
Total U.S. Dollar notes					16.5
Euro	9/6/2005	8/22/2035	3 month Euribor + 4.0%	3.44%	13.5
Euro	10/31/2006	11/22/2036	3 month Euribor + 4.0%	3.44%	11.8
Euro	6/8/2007	9/15/2037	3 month Euribor + 3.9%	3.30%	15.2
Total Euro notes					40.5
Total notes outstanding					$57.0
Trust Preferred Securities
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

A summary of our outstanding junior subordinated debentures at December 31, 2021 is presented below:

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at December 31, 2021	Amount
Argo Group
5/15/2003	PXRE Capital Statutory Trust II	5/15/2033	3M LIBOR + 4.10%	4.26%	$18.0
11/6/2003	PXRE Capital Trust VI	9/30/2033	3M LIBOR + 3.90%	4.12%	10.3
Argo Group US
5/15/2003	Argonaut Group Statutory Trust I	5/15/2033	3M LIBOR + 4.10%	4.26%	15.5
12/16/2003	Argonaut Group Statutory Trust III	1/8/2034	3M LIBOR + 4.10%	4.22%	12.3
4/29/2004	Argonaut Group Statutory Trust IV	4/29/2034	3M LIBOR + 3.85%	4.00%	13.4
5/26/2004	Argonaut Group Statutory Trust V	5/24/2034	3M LIBOR + 3.85%	4.02%	12.4
5/12/2004	Argonaut Group Statutory Trust VI	6/17/2034	3M LIBOR + 3.80%	4.02%	13.4
9/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M LIBOR + 3.60%	3.80%	15.5
9/22/2004	Argonaut Group Statutory Trust VIII	9/22/2034	3M LIBOR + 3.55%	3.76%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M LIBOR + 3.60%	3.80%	15.5
9/14/2005	Argonaut Group Statutory Trust X	9/15/2035	3M LIBOR + 3.40%	3.60%	30.9
	Total Outstanding				$172.7
Subordinated Debentures
Unsecured junior subordinated debentures with a principal balance of $91.8 million were assumed through the February 2017 acquisition of Maybrooke Holdings, S.A. (“the acquired debt”).The acquired debt is carried on our consolidated balance sheet at $85.5 million, which represents the debt’s fair value at the date of acquisition plus accumulated accretion of discount to par value, as required by accounting for business combinations under ASC 805. At December 31, 2021, the acquired debt was eligible for redemption at par. Interest accrues on the acquired debt based on a variable rate, which is reset quarterly. Interest payments are payable quarterly. A summary of the terms of the acquired debt outstanding at December 31, 2021 is presented below:

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2021	Principal at December 31, 2021	Carrying Value at December 31, 2021
9/13/2007	9/15/2037	3 month LIBOR + 3.15%	3.35%	$91.8	$85.5
Letter of Credit Facilities

Argo Re may be required to secure its obligations under various reinsurance contracts in certain circumstances. In order satisfy these requirements, Argo Re has entered into one committed and two uncommitted secured bilateral LOC facilities with commercial banks and generally uses these facilities to issue LOCs in support of non-admitted reinsurance obligations in the U.S. and other jurisdictions. The committed LOC facility has a term of one year and includes customary conditions and event of default provisions. The issuance of LOCs using the uncommitted LOC facilities is at the discretion of the lenders. The availability of letters of credit under these secured facilities are subject to a borrowing base requirement, determined on the basis of specified percentages of the market value of eligible categories of securities pledged to the lender. On December 31, 2021, committed and uncommitted LOC facilities totaled $205 million.

In addition to the bilateral, secured letters of credit facilities described above, Argo Re can use other forms of collateral to secure these reinsurance obligations including trust accounts, cash deposits, LOCs issued by commercial banks on an uncommitted basis and the Credit Agreement.

On December 31, 2021, LOCs totaling $167.4 million were outstanding, of which $59.2 million were issued against the committed, secured bilateral LOC facility and $108.2 million were issued by commercial banks against the uncommitted, secured bilateral LOC facilities. Collateral with a market value of $193.9 million was pledged to these banks as security against these LOCs.

In November 2021, Argo Group executed a LOC facility with a commercial bank to issue LOCs in favor of Lloyd’s to support its Funds at Lloyd’s requirements. This facility has an initial term of one year, and is unsecured, renewable and includes customary conditions and event of default provisions. At December 31, 2021, a LOC in the amount of £26 million ($35.1 million) was issued in favor of Lloyd’s, which allowed the Company to reduce its other collateral pledged to Lloyd’s by a comparable amount.
Preferred Stock Offering
On July 9, 2020, the Company issued 6,000 shares of its Series A Preference Shares (equivalent to 6,000,000 depositary shares, each representing a 1/1,000th interest in a Series A Preference Share) with a $25,000 liquidation preference per share (equivalent to $25 per depositary share) (the “Preferred Stock Offering”).
Net proceeds from the sale of the depositary shares were approximately $144 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The Company used most of the net proceeds to repay its term loan, which had $125 million principal outstanding, and used the remainder of the proceeds for working capital to support continued growth in insurance operations.
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
For the year ended December 31, 2021, the Board declared quarterly dividends in the aggregate amount of $1,750 per preferred share. Cash dividends paid for the year ended December 31, 2021 totaled $10.5 million.
Argo Group Common Shares and Dividends
For the year ended December 31, 2021, the Board declared quarterly dividends in the aggregate amount of $1.24 per share. Cash dividends paid for the year ended December 31, 2021 totaled $43.9 million.
On February 16, 2022, the Board declared a quarterly cash dividend in the amount of $0.31 on each share of common stock outstanding. The dividend will be paid on March 15, 2022 to our shareholders of record on February 28, 2022.
On May 3, 2016, the Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous repurchase authorizations. As of December 31, 2021, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
Financial Statement of Subsidiary Issuer

As discussed above, the Parent Guarantor, through its Subsidiary Issuer, issued $143,750,000 aggregate principal amount of the Notes. In accordance with Article 10 of SEC Regulation S-X, we have elected to present condensed consolidating financial information in lieu of separate financial statements for the Subsidiary Issuer. The following tables present condensed consolidating financial information at December 31, 2021 and for the year ended December 31, 2021, of the Parent Guarantor and the Subsidiary Issuer. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.

The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets and results of operations of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2021
(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group U.S., Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$14.5	$3,956.9	$1,351.2		$5,322.6
Cash	2.0	27.8	116.3		146.1
Accrued investment income	—	17.5	3.4		20.9
Premiums receivable	—	244.8	403.8		648.6
Reinsurance recoverables	—	1,850.4	1,116.0		2,966.4
Goodwill	—	118.5	28.8		147.3
Intangible assets, net	—	—	17.3		17.3
Current income taxes receivable, net	—	(5.5)	12.8		7.3
Deferred tax assets, net	—	38.7	34.9		73.6
Deferred acquisition costs, net	—	102.0	66.0		168.0
Ceded unearned premiums	—	340.2	166.5		506.7
Operating lease right-of-use assets	5.3	56.2	19.9		81.4
Other assets	5.2	103.4	103.0		211.6
Assets held for sale	—	—	—		—
Intercompany notes receivable	—	60.8	(60.8)		—
Investments in subsidiaries	1,740.8	—		(1,740.8)	—
Total assets	$1,767.8	$6,911.7	$3,379.1	$(1,740.8)	$10,317.8
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$3,730.6	$1,864.4		$5,595.0
Unearned premiums	—	973.7	493.1		1,466.8
Ceded reinsurance payable, net	—	157.8	566.6		724.4
Funds held	—	320.3	(243.7)		76.6
Debt	28.4	284.6	142.5		455.5
Accrued underwriting expenses and other liabilities	3.6	78.6	84.4		166.6
Operating lease liabilities	5.3	64.3	28.1		97.7
Due to (from) affiliates	(4.7)	0.8	(0.8)	4.7	—
Total liabilities	32.6	5,610.7	2,934.6	4.7	8,582.6
Total shareholders' equity	1,735.2	1,301.0	444.5	(1,745.5)	1,735.2
Total liabilities and shareholders' equity	$1,767.8	$6,911.7	$3,379.1	$(1,740.8)	$10,317.8

(1)Includes all other subsidiaries of Argo Group and all intercompany eliminations.
(2)Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2021
(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group U.S., Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$1,277.1	$633.0	$—	$1,910.1
Net investment income	—	135.5	52.1	—	187.6
Net realized investment (losses) gains	—	32.2	0.4	—	32.6
Total revenue	—	1,444.8	685.5	—	2,130.3
Expenses:
Losses and loss adjustment expenses	—	890.8	423.8	—	1,314.6
Underwriting, acquisition and insurance expenses	6.2	448.9	247.2	—	702.3
Non-operating expenses	0.2	25.2	18.3	—	43.7
Interest expense	1.2	14.6	5.8	—	21.6
Fee and other expense (income), net	—	(0.4)	(1.6)	—	(2.0)
Foreign currency exchange losses	—	0.1	1.5	—	1.6
Impairment of intangibles	—	—	43.2	—	43.2
Total expenses	7.6	1,379.2	738.2	—	2,125.0
(Loss) income before income taxes	(7.6)	65.6	(52.7)	—	5.3
Provision (benefit) for income taxes	—	11.9	(13.3)	—	(1.4)
Net (loss) income before equity in earnings of subsidiaries	(7.6)	53.7	(39.4)	—	6.7
Equity in undistributed earnings of subsidiaries	14.3	—	—	(14.3)	—
Net income (loss)	$6.7	$53.7	$(39.4)	$(14.3)	$6.7
Dividends on preferred shares	10.5	$—	$—	$—	10.5
Net income (loss) attributable to common shareholders	$(3.8)	$53.7	$(39.4)	$(14.3)	$(3.8)

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
Recent Accounting Pronouncements
We have evaluated recently issued accounting pronouncements and none are material to our results of operations or financial position reported herein.
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

The following is a summary of gross and net loss reserves we recorded by line of business:

	December 31, 2021		December 31, 2020
(in millions)	Gross	Net	Gross	Net
General liability	$3,086.1	$1,834.1	$2,670.0	$1,587.4
Workers compensation	514.5	280.5	526.8	284.9
Syndicate and US special property	528.4	181.8	391.8	108.0
Syndicate liability	190.6	121.4	410.0	239.1
Reinsurance - nonproportional assumed property	337.6	111.1	307.9	11.8
Commercial multi-peril	284.7	208.8	351.7	233.4
Syndicate marine and energy	138.2	77.9	171.3	106.7
Commercial auto liability	144.5	98.4	131.2	86.9
Syndicate specialty	60.2	41.1	121.3	76.0
Fidelity/Surety	54.4	25.0	59.6	38.4
All other lines	255.8	143.1	264.4	133.5
Total reserves	$5,595.0	$3,123.2	$5,406.0	$2,906.1
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
When we initially establish IBNR reserves at the beginning of an accident year for each line of business, we often use the expected loss ratio method. This method is based upon our analyses of historical loss ratios incorporating adjustments for pricing changes, anticipated loss ratio trends, changes in mix of business and any other factors that may impact loss ratio expectations. At the end of each quarter, we review the loss ratio selections and the emerged loss experience to determine if deviating from the loss ratio method is appropriate. In general, we continue to use the loss ratio method until we deem it appropriate to begin to rely on the experience of the accident year (“AY”) being evaluated. This weighing in of the AY experience is typically done by employing the Bornhuetter-Ferguson (“BF”) reserving methodology. The BF methods compute IBNR through a blend of the expected loss ratio method and traditional loss development methods. The BF methods estimate IBNR for an accident year as the product of expected losses (earned premium multiplied by an expected loss ratio) and an expected percentage of unreported losses. The expected percentage of unreported losses is derived from age-to-ultimate loss development factors that result from our analyses of loss development triangles. As accident years mature to the point at which the reported loss experience is more credible, we assign increasing weight to the paid and incurred loss development methods.
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

For long-tail lines such as general liability and automobile liability, the loss experience is not deemed fully credible for several years.  At the end of the accident year, we rely primarily on the BF methods and continue to rely on those methods for several years. We assign greater weight to the paid and incurred development methods as the data matures. The judgement used in selecting actuarial assumptions and weighing the indications of the various actuarial methods in developing our ultimate loss selection may have a material impact on our reserves. Construction defect and professional liability claims are two examples where determining the ultimate claims liability can be complex and challenging. Claims on these lines are subject to greater inherent variability than is typical of the remainder of the Company’s reserves, and are highly dependent upon court settlements, economic conditions, and the predictability of those results inherently have a larger range of potential outcomes. For example, for the construction defect lines the Company’s reserve estimates for recent accident years rely heavily on expected loss ratios that are derived from analysis of rate changes, changes in underwriting, and other factors which are all effected by market conditions. While the Company believes the methods used to measure these changes are reasonable with input from the claims and underwriting departments, it is difficult to precisely measure the potential impacts on the Company’s reserves.

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
Each business segment is analyzed individually, with development characteristics for each short-tail and long-tail line of business identified and applied accordingly.  In comparing loss reserve methods and assumptions used at December 31, 2021 as compared with methods and assumptions used at December 31, 2020, management has not changed or adjusted methodologies or assumptions in any significant manner.
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

General Liability
General liability is considered a long-tail line, as it takes a relatively long period of time to finalize and resolve all claims from a given accident year. The speed at which claims are received and then resolved is a function of the specific coverage provided, jurisdiction in which the claim is located and specific policy provisions. There are numerous components underlying the general liability product line.  Some of these have relatively moderate payout patterns with most of the claims for a given accident year closed within five to seven years, while others, including claims alleging construction defect, are characterized by extreme time lags for both reporting and payment of claims. In addition, this line includes asbestos and environmental claims, which are reviewed separately because of the unique character of these exposures. Allocated loss adjustment expenses in this line consist primarily of legal costs and may exceed the total amount of the indemnity loss on some claims.
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
•Changes in underwriting standards; and
•Product mix (e.g., size of account, class, industries insured, jurisdiction mix).
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
Claims risk factors:
•Trends in jury awards;
•Changes in the underlying court system, including potential impacts from shutdowns associated with COVID-19;
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
•Changes in underwriting standards;
•Gasoline prices; and
•Changes in macroeconomic factors including but not limited to unemployment statistics.
Reinsurance – Nonproportional Assumed Property
Assumed reinsurance incurred losses are inherently more volatile than those of primary insurers and reinsurers of risks that have an established historical pattern of loss development. The most significant uncertainty in reserves involves estimates of catastrophe losses. In reserving for catastrophe losses, estimates are influenced by underwriting and claim information provided by clients, clients’ market shares, industry catastrophe models, industry loss estimates and internal analyses of this information. This reserving approach can cause significant development from initial loss estimates in the immediate wake of a catastrophe event due to the limited information available to us as a reinsurer regarding the actual underlying losses. This process can cause the ultimate estimates to differ significantly from initial projections.
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
Recorded gross reserves for general liability were $3,086.1 million, with approximately 3% of that amount related to run-off asbestos and environmental exposures as of December 31, 2021. For general liability losses relating to ongoing operations, reported loss development patterns are a key assumption for this line of business. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g., construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. We have reviewed the historical variation in reported loss development patterns for general liability losses deriving from continuing operations. If the reported loss development patterns change by 20%, a change that we have experienced in the past and that management considers possible, the estimated net reserve could change by $150.0 million, in either direction.
Similar to general liability, commercial multiple peril reserves are affected by reported loss development pattern assumptions.  Recorded gross reserves for commercial multiple peril business were $284.7 million as of December 31, 2021. If the development patterns underlying our net reserves for this line of business change by 20%, the estimated net reserve could change by $15.0 million, in either direction.
Recorded gross reserves for workers compensation were $514.5 million as of December 31, 2021. The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation.  Loss development patterns are dependent on medical cost inflation. Approximately 55% of the workers compensation net reserves are related to future medical costs. A review of National Council on Compensation Insurance data suggests that the annual growth in industry medical claim costs has varied from -2% to +13% since 1991. Across the entire reserve base, a 1% change in calendar year medical inflation could change the estimated net reserve by $15.0 million, in either direction.
Recorded gross reserves for commercial auto liability were $144.5 million as of December 31, 2021. A key assumption for commercial lines auto liability is the annual loss cost trend, particularly the severity trend component of loss costs. A 3% change in assumed annual severity is within the range of our historical experience and which management considers possible. A 3% change in assumed annual severity could change the estimated net reserve by $10.0 million, in either direction.
Recorded gross reserves for our Lloyd’s Syndicate 1200 business were $758.8 million as of December 31, 2021. Estimation of our international liability reserves are subject to late emergence and mix shifts between smaller, more routine claims and larger, more complex claims.  Our international property reserves are analyzed by the characteristics of the underlying exposures. Property loss reserves are characterized by relatively short periods between occurrence, reporting, determination of coverage and ultimate claims settlement.  These property loss reserves tend to be the most predictable. Catastrophic loss reserves tend to exhibit more volatility due to the nature of the underlying loss event which may cause delays and complexity in estimating ultimate loss exposure.
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
The factors discussed above affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, average severity of those claims settled with payment, dismissal rate of claims with no payment and expense to indemnity ratio.  The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures.  While this variability is reflected in part in the size of the range of reserves we have developed, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves.  The process of estimating asbestos and environmental reserves, which is detailed in Note 8, “Run-off Lines,” of Notes to Consolidated Financial Statements, remains subject to a wide variety of uncertainties. Due to these uncertainties, further developments could cause us to change our estimates and ranges of our asbestos and environmental reserves, and the effect of these changes could be material to our consolidated operating results, financial condition and liquidity.
Loss Reserve Estimation Variability
After reviewing the output from various loss reserving methodologies, we select our best estimate of reserves. We believe that the aggregate loss reserves at December 31, 2021 were adequate to cover claims for losses that have occurred, including both known claims and claims yet to be reported. As of December 31, 2021, we recorded gross loss reserves of $5,595.0 million and loss reserves net of reinsurance of $3,123.2 million. Although our financial reports reflect our best estimate of reserves, it is unlikely that the final amount paid will exactly equal our best estimate. In order to provide an indication of the variability in loss reserve estimates, we develop reserve ranges by evaluating the variability implied by the results of the various methods and impact of changing the assumptions and factors used in the loss reserving process.
We estimate our range of reserves, net of reinsurance, at approximately $2,833.0 million to $3,432.0 million as of December 31, 2021. In determining this range, we evaluated the variability of the loss reserves for each of our major operating segments, comprising both ongoing operations and run-off businesses. Our estimated range does not make a specific provision for sources of unknown or unanticipated correlated events such as potential sources of liability not anticipated at the time coverage was afforded, such as asbestos.  These events in combination with other events which may not be contemplated by management in developing our range may cause reserves to develop either more or less favorably than indicated by assumptions that we consider reasonable.  This means that the range of reserve values does not represent the range of all possible favorable or unfavorable reserve outcomes, and actual ultimate paid losses may fall outside this range. No one risk factor has been isolated for the purpose of performing a sensitivity or variability analysis on that particular risk factor.
In establishing our best estimate for reserves, we consider facts currently known and the present judicial and legislative environment among other factors.  However, given the expansion of coverage and liability by the courts, legislation in the recent past and possibility of similar interpretations in the future, particularly with regard to asbestos and environmental claims, additional loss reserves may develop in future periods. These potential increases cannot be reasonably estimated at the present time.  Any increases could have an adverse impact on future operating results, liquidity, risk-based capital ratios and ratings assigned to our insurance subsidiaries by the nationally recognized insurance rating agencies.

Valuation of Investments
Our investments in fixed maturities and stocks are classified as available-for-sale and reported at fair value under GAAP. Changes in the fair value of fixed maturity investments classified as available-for-sale are not recognized in income during the period, but rather are recognized as a separate component of shareholders’ equity until realized. Effective January 1, 2018, the Company adopted ASU 2016-1. As a result, all changes in the fair value of equity securities, whether temporary or other-than-temporary, are recognized in net realized investment (losses) gains in the Consolidated Statement of Income. Our investments in hedge and private equity funds and other private equity direct investments are accounted for under the equity method of accounting, with changes in the value of investments recognized in net investment income during the period. Fair values of these investments are estimated using prices obtained from third-party pricing services, where available. For securities where we are unable to obtain fair values from a pricing service or broker, fair values are estimated using information obtained from investment advisors. Management performed several processes to ascertain the reasonableness of investment values included in our consolidated financial statements at December 31, 2021, including (1) obtaining and reviewing internal control reports for our accounting service providers that obtain fair values from third-party pricing services, (2) obtaining and reviewing evaluated pricing methodology documentation from third-party pricing services and (3) comparing the security pricing received from a secondary third-party pricing service versus the prices used in our consolidated financial statements and obtained additional information for variances that exceeded a certain threshold. As of December 31, 2021,investments classified as available-for-sale for which we did not receive a fair value from a pricing service or broker accounted for less than 1% of our investment portfolio. The actual value at which such securities could be sold or settled with a willing buyer or seller may differ from such estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.
Effective January 1, 2020, the Company adopted ASU 2016-13, requiring the Company to estimate expected credit losses on available-for-sale securities. Where we intend to sell or will be required to sell an investment prior to recovery, a credit loss will be recognized through income as a realized loss. For fixed maturities for which a decline in the fair value between amortized cost is due to credit-related factors, an allowance is established. If a decline in the value of a particular investment is believed to be non-credit-related, the decline is recorded as an unrealized loss, net of tax, in other comprehensive income as a separate component of shareholders’ equity. We evaluate our investments for impairment. We regularly monitor the difference between the estimated fair values of our investments and their cost or book values to identify underperforming investments. For fixed maturity securities, the evaluation for a credit loss is generally based on the present value of expected cash flows of the security as compared to the amortized book value. For mortgage-backed securities, loss frequency and severity inputs are used in projecting future cash flows of the securities. Loss frequency is measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. Loss severity includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. For the year ended December 31, 2021, we recorded an allowance for credit losses of $2.5 million. In 2020, we recorded an allowance for credit losses of $6.6 million.
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of Argo Group’s United States, Brazil, Ireland, Italy, Switzerland, Belgium, Malta and U.K. subsidiaries’ assets and liabilities. Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards. The deferred tax assets and liabilities are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The components of our deferred tax asset are temporary differences primarily attributable to loss reserve discounting, unearned premium reserves and net operating loss carryforwards. Our deferred tax liabilities resulted primarily from unrealized gains from limited partnership interests, deferred acquisition costs, and lease liability.
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

For additional information regarding our deferred tax assets and liabilities, please see Note 16, “Income Taxes” in the Notes to the Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Data” beginning on page F-1.
Indefinite-Lived Intangible Assets, including Goodwill
We perform annual impairment tests of our indefinite-lived intangible assets, including goodwill, or more frequently when impairment indicators exist. We perform our goodwill impairment test on the first day of the fourth quarter of each year.
At December 31, 2021, we had goodwill of $147.3 million assigned to our U.S. Operations reporting unit. Additionally, at December 31, 2021, we had indefinite-lived intangible assets of $17.3 million relating to our Lloyd’s Syndicate 1200 reporting unit. Due to the nature of our Lloyd’s Syndicate’s business, for purposes of the annual impairment evaluation, we have aggregated the fair values between the indefinite-lived intangible asset and goodwill.
For the year ended December 31, 2021, we determined that the fair value of our Lloyd’s Syndicate reporting unit was $43.2 million below our carrying value, identifying an impairment. We evaluated the carrying values of our intangible assets, and impaired our indefinite-lived intangible asset by $43.2 million, resulting in a revised carrying value of $17.3 million. For further discussion on this impairment, see Note 1, “Business and Significant Accounting Policies” in the Notes to the Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We believe we are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk.
Interest Rate Risk
Our primary market risk exposure is the exposure of our fixed maturity investment portfolio to interest rate risk and the changes in interest rates.  Fluctuations in interest rates have a direct impact on the fair value of these securities. As interest rates rise, the fair value of our fixed maturity portfolio falls and the converse is also true. We manage interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates.  The model duration of the assets comprising our fixed maturity investment portfolio was 2.81 years and 2.78 years at December 31, 2021 and 2020, respectively.
Based upon a pricing model, we determine the estimated change in fair value of our fixed maturity and short term investments assuming immediate parallel shifts in the U.S. Treasury yield curve, while keeping spreads between the individual securities and treasuries static. The following tables present the estimated pre-tax impact on the fair value of our fixed maturity and short term investments resulting from changes of 50 to 100 basis points in market rates at December 31, 2021 and 2020.

December 31, 2021	-100	-50	Base	50	100
Fair value (in millions)	$5,012.7	$4,947.1	$4,879.1	$4,810.9	$4,742.6
Gain (loss) (in millions)	$133.5	$67.9	$—	$(68.3)	$(136.6)

December 31, 2020	-100	-50	Base	50	100
Fair value (in millions)	$4,740.1	$4,702.4	$4,649.7	$4,592.4	$4,535.1
Gain (loss) (in millions)	$90.5	$52.7	$—	$(57.3)	$(114.5)
Credit Risk
We have exposure to credit risk on losses recoverable from reinsurers and receivables from insureds. Our controls to mitigate this risk include limiting our exposure to any one counterparty, evaluating the financial strength of our reinsurers, generally requiring minimum credit ratings and in certain cases receiving collateral from our reinsurers and insureds.
We also have exposure to credit risk in our investment holdings. Our risk-management strategy and investment policy attempts to mitigate this risk by primarily investing in debt instruments of high credit quality issuers, limiting credit concentration, monitoring the credit quality of issuers and counterparties and diversifying issuers.  The weighted average rating of our fixed maturity investments was A+ with 89.4% and 91.2% rated investment grade or better (BBB- or higher) at December 31, 2021 and 2020, respectively.

We review our investments to identify and evaluate those that may have credit impairments on a quarterly basis, considering the historical performance of the security, available market information, and credit ratings, among other things. For fixed maturity securities, the review includes consideration of current ratings and actions of major rating agencies (Standard & Poor's, Moody's and Fitch). If a security has two ratings, the lower rating is used. If a security has three ratings, the middle rating is used.  The following table reflects the credit quality of our fixed maturity portfolio at December 31, 2021:

Other Fixed Maturities	Book Value	Fair Value
AAA	$573.2	$576.5
AA	282.6	285.3
A	780.5	789.0
BBB	775.1	781.4
BB/B	226.3	226.1
CCC and Below	26.7	22.0
Unrated	132.0	132.1
Other Fixed Maturities	$2,796.4	$2,812.4

Structured Securities	Book Value	Fair Value
AAA	$1,090.4	$1,094.3
AA	104.2	105.6
A	105.9	105.2
BBB	39.4	39.1
BB/B	19.4	19.3
CCC and Below	0.4	0.5
Unrated	47.1	46.9
Structured Securities	$1,406.8	$1,410.9

Total Fixed Maturities	Book Value	Fair Value
AAA	$1,663.6	$1,670.8
AA	386.8	390.9
A	886.4	894.2
BBB	814.5	820.5
BB/B	245.7	245.4
CCC and Below	27.1	22.5
Unrated	179.1	179.0
Total Fixed Maturities	$4,203.2	$4,223.3
Our portfolio includes alternative investments with a carrying value at December 31, 2021 and 2020 of $387.2 million and $429.4 million (7.3% and 8.2% of total invested assets) respectively. These assets may invest in both long and short equities, corporate debt securities, currencies, real estate, commodities and derivatives. We attempt to mitigate our risk by selecting managers with extensive experience, proven track records and robust controls and processes. We also mitigate our risk by diversifying through multiple managers and different types of assets and asset classes.
Equity Price Risk
We hold a diversified portfolio of equity securities with a fair value of $56.3 million and $176.7 million (1.1% and 3.4% of total invested assets) at December 31, 2021 and 2020, respectively.  Our equity securities are exposed to equity price risk which is defined as the potential for loss in fair value due to a decline in equity prices. We believe our diversified portfolio of equity securities among various industries, market segments and company sizes mitigates our exposure to equity price risk.

Foreign Currency Risk
We have exposure to foreign currency risk in our insurance contracts, invested assets and to a lesser extent, a portion of our debt. We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance contracts that are payable in currencies other than the U.S. Dollar with investments that are denominated in such currencies. We also use foreign exchange forward contracts to mitigate this risk.  We recognized $33.2 million in gains and $18.0 million in losses from movements in foreign currency rates for the years ended December 31, 2021 and 2020, respectively.  We recognized $41.9 million and $2.1 million in gains on our foreign currency forward contracts for the years ended December 31, 2021 and 2020, respectively.
Item 8. Financial Statements and Supplementary Data
The report of the independent auditors, consolidated financial statements of Argo Group and supplementary financial statements called for by this Item 8 are included in this report beginning on page F-1 and are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

Argo Group, under the supervision and with the participation of its management, including the CEO and Chief Financial Officer, evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. In designing and evaluating these disclosure controls and procedures, Argo Group and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the CEO and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2021, at the reasonable assurance level to ensure that information required to be disclosed by Argo Group in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

As of December 31, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (2013 framework). As a result of the assessment, based on those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2021.

Remediation of Prior Year Material Weakness

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, we had previously identified deficiencies in the Company’s internal controls that aggregated to a material weakness. The deficiencies related to the timeliness and completeness of internal communication of certain relevant financial information within the Company, as well as in controls that used such information. These matters were identified in the following areas: intercompany transactions, such as foreign currency exchange gains and losses associated with a specific reinsurance contract, the allocation of certain corporate-level expenses to our subsidiary companies, the accounting for federal and state income taxes including the tax implications of certain intercompany transactions, the completeness and accuracy of information used in recording deferred tax balances, and the timeliness of analyses of income tax accounting.

Actions taken to remediate these deficiencies included the following:
•enhanced processes and governance around controls and communication between and among financial and operational functions;
•enhanced processes designed to ensure the timeliness of income tax accounting and analysis;
•implemented additional reconciliations and analytical procedures related to intercompany transactions;

•implemented additional technology solutions designed to ensure the completeness of intercompany transactions across the group; and
•reduced the number of manual processes involved in the financial close.

As a result of these remediation activities and, based on the result of the operating effectiveness testing we performed for the new and modified controls, management concluded that the above-described material weakness no longer exists as of December 31, 2021.

Change in Internal Control Over Financial Reporting

Other than the changes described above in “Remediation of Prior Year Material Weakness,” there were no changes in the internal control over financial reporting made during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, including internal control over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and to ensure that they continue to meet the needs of our business activities over time.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2021. The report, which expresses unqualified opinions on the effectiveness of our internal control over financial reporting as of December 31, 2021, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm
Report of Ernst & Young LLP
Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors of Argo Group International Holdings, Ltd.

Opinion on Internal Control over Financial Reporting

We have audited Argo Group International Holdings, Ltd.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Argo Group International Holdings, Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”) and our report dated March 16, 2022, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Antonio, Texas
March 16, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference is the information appearing under the captions “Information About Our Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance” and “Proposal 1: Election of Directors” in our Proxy Statement to be filed with the SEC relating to our 2022 Annual Meeting of Shareholders.
Item 11. Executive Compensation

Incorporated herein by reference is the information appearing under the captions “Non-Employee Director Compensation,” “Compensation Discussion and Analysis,” “Human Resources Committee Report,” “Executive Compensation” and “Human Resources Committee Interlocks and Insider Participation” in our Proxy Statement to be filed with the SEC relating to our 2022 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated herein by reference is the information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with the SEC relating to our 2022 Annual Meeting of Shareholders.
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
The following table sets forth information as of December 31, 2021 concerning our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding, Options, Warrants and Rights	Weighted-Average Per Share Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by shareholders:
Argo Group International Holdings, Ltd. 2019 Omnibus Incentive Plan	482,543	$—	1,477,601
Argo Group International Holdings, Ltd. Employee Share Purchase Plan	—	—	401,102
Equity compensation plans not approved by shareholders	—	—	—
Total	482,543	$—	1,878,703

As of December 31, 2021, equity compensation awards issued consist predominately of non-vested share awards, which do not have an exercise price.

Under the terms of the 2019 Plan, only awards that are to be settled in shares are included in the totals above. Additional information relating to our equity compensation plans is included in Note 14, “Share-based Compensation” in the Notes to Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated herein by reference is the information appearing under the captions “Related Persons Transactions” and “Director Independence” in our Proxy Statement to be filed with the SEC relating to our 2022 Annual Meeting of Shareholders.
Item 14. Principal Accounting Fees and Services

Incorporated herein by reference is the information appearing under the caption “Proposal 3: Approve Ernst & Young as our Independent Registered Public Accounting Firm and to Refer Determination of its Remuneration to the Audit Committee of the Board of Directors in our Proxy Statement to be filed with the SEC relating to our 2022 Annual Meeting of Shareholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)1.     Financial Statements
Selected Financial Data
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 31, 2021 and 2020
Consolidated Statements of Income (Loss)
For the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements
(a)2.     Financial Statement Schedules
Schedule II—Condensed Financial Information of Registrant
December 31, 2021 and 2020
Schedule III—Supplemental Insurance Information
For the Years Ended December 31, 2021, 2020 and 2019
Schedule V—Valuation and Qualifying Accounts
For the Years Ended December 31, 2021, 2020 and 2019
Schedule VI—Supplemental Information for Property-Casualty Insurance Companies
For the Years Ended December 31, 2021, 2020 and 2019
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
3.1
Amended and Restated Memorandum of Association of Argo Group International Holdings, Ltd., formerly PXRE Group Ltd. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2007).

3.2
Amended and Restated Bye-Laws of Argo Group International Holdings, Ltd. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2020).

4.1
Form of Senior Indenture among Argo Group US, Inc., as Issuer, Argo Group International Holdings, Ltd., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 of the Company’s registration statement on Form S-3 filed with the Securities and Exchange Commission on September 18, 2012).

4.2
Form of First Supplemental Indenture Supplementing that Certain Senior Indenture among Argo Group US, Inc., as Issuer, Argo Group International Holdings, Ltd., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-A filed with the Securities and Exchange Commission on September 21, 2012).

4.3
Form of 6.500% Senior Notes due 2042, included as Exhibit A to Form of First Supplemental Indenture referenced above in Exhibit 4.2 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-A filed with the Securities and Exchange Commission on September 21, 2012).

4.4
Certificate of Designations of 7.00% Resettable Fixed Rate Preference Shares, Series A, of Argo Group International Holdings, Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2020).

4.5
Form of Share Certificate evidencing 7.00% Resettable Fixed Rate Preference Share, Series A, of Argo Group International Holdings, Ltd. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2020).

4.6
Deposit Agreement, dated as of July 9, 2020, by and among Argo Group International Holdings, Ltd., American Stock Transfer & Trust Company, LLC, as Depositary, and the Holders from time to time of the Depositary Receipts (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2020).

4.7
Form of Depositary Receipt for Depositary Shares, included as part of Deposit Agreement referenced above in Exhibit 4.6 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2020).

4.8
Description of Securities Registered Pursuant to Section 12 of Securities Exchange Act of 1934 (incorporated by reference to the Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2021).

10.1
Deed Poll Guarantee of Argo Group International Holdings, Ltd., formerly PXRE Group Ltd., in respect of PXRE Reinsurance Ltd., dated as of September 1, 2002 (incorporated by reference to Exhibit 10.3a to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2002).

10.2
$325,000,000 Credit Agreement, dated as of November 2, 2018, by and among Argo Group International Holdings, Ltd., Argo Group US, Inc., Argo International Holdings Limited and Argo Underwriting Agency Limited, as Borrowers, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A. and Bank of America, N.A., as Co-Syndication Agents, and U.S. Bank National Association and HSBC Bank USA, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2018).

10.3
Amendment No. 1 to the Credit Agreement, dated March 2, 2022, by and among Argo Group International Holdings, Ltd., Argo Group US, Inc., Argo International Holdings Limited and Argo Underwriting Agency Limited, as Borrowers, and JPMorgan Chase Bank, N.A., individually and as Administrative Agent, and the other financial institutions signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2022).

Exhibit Number	Description
10.4
Argo Group International Holdings, Ltd. Employee Share Purchase Plan, amended and restated effective as of May 3, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2016).*

10.5
Argo Group International Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Appendix I to the Company’s Proxy Statement for the 2014 Annual General Meeting of Shareholders filed with the Securities and Exchange Commission on March 7, 2014).*

10.6
Argo Group International Holdings, Ltd. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 25, 2019).*

10.7
Argo Group International Holdings, Ltd. Executive Severance Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2021).*

10.8	Form of Restricted Share Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014).*

10.9
Form of Non-Employee Director Restricted Stock Agreement (incorporated by reference to the Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2021).*

10.10
Form of Incentive Award Agreement (Restricted Stock Awards and Cash Awards) - 2019 Omnibus Incentive Plan (incorporated by reference to the Exhibit 10.13 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2021).*

10.11	Form of Employee Restricted Stock Award Agreement.*

10.12
Executive Employment Agreement, effective as of February 18, 2020, by and between Argo Group International Holdings, Ltd. and Kevin J. Rehnberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2020)*

10.13
Executive Employment Agreement, effective as of April 26, 2019, by and between Argo Group International Holdings, Ltd. and Jay S. Bullock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2019).*

10.14
Separation and Transition Agreement and General Release, dated as of March 23, 2021, by and between Argo Group International Holdings, Ltd. and Jay S. Bullock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2021).*

10.15
Employment Contract, dated as of August 1, 2017, by and between Argo Management Services Limited and Matthew Harris (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2021).*

10.16
Separation Agreement, dated as of August 9, 2021, by and between Argo Management Services Limited and Matthew Harris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2021).*

10.17
Service Agreement, dated as of February 5, 2021, by and between Argo Management Services Limited and Scott Kirk (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2021).*

10.18
Employment Contract, dated as of May 12, 2014, by and between Argo Group International Holdings, Ltd. and Axel Schmidt (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015).*

10.19
Termination and Settlement Agreement, dated as of July 8, 2020, by and between Argo Group International Holdings, Ltd. and Axel Schmidt (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2020).*

Exhibit Number	Description

10.20
Separation Agreement and General Release, dated as of August 27, 2021, by and between Argonaut Management Services, Inc. and Timothy Carter (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2021).*

10.21	International Assignment, dated March 14, 2019, between Argonaut Management Services, Inc. and Andrew Borst.*

10.22	End of International Assignment, dated June 24, 2020, between Argonaut Management Services, Inc. and Andrew Borst.*

10.23	Offer Letter, dated May 15, 2020, between Argonaut Management Services, Inc. and Allison D. Kiene.*

10.24
Cooperation Agreement, dated as of December 31, 2019, by and among Argo Group International Holdings Ltd., Voce Catalyst Partners LP, Voce Capital Management LLC, Voce Capital LLC and Voce Catalyst Partners New York LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2020).

Exhibit Number	Description

21	Subsidiaries of Registrant

22	Guaranteed Securities

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a—14(a)/15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a—14(a)/15d – 14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Denotes a management contract or compensatory plan or arrangement.

Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits on this report. The Company hereby agrees to furnish a copy of any of these agreements to the U.S. Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

By	/s/ Thomas A. Bradley
Thomas A. Bradley
Interim Chief Executive Officer and Director
Date: March 16, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas A. Bradley	Interim Chief Executive Officer and Director (principal executive officer)	March 16, 2022
Thomas A. Bradley

/s/ Scott Kirk	Chief Financial Officer (principal financial and accounting officer)	March 16, 2022
Scott Kirk

/s/ Bernard C. Bailey	Director	March 16, 2022
Bernard C. Bailey

/s/ Fred R. Donner	Director	March 16, 2022
Fred R. Donner

/s/ Anthony P. Latham	Director	March 16, 2022
Anthony P. Latham

/s/ Dymphna A. Lehane	Director	March 16, 2022
Dymphna A. Lehane

/s/ Samuel G. Liss	Director	March 16, 2022
Samuel G. Liss

/s/ Carol A. McFate	Director	March 16, 2022
Carol A. McFate

/s/ Al-Noor Ramji	Director	March 16, 2022
Al-Noor Ramji

	Director	March 16, 2022
Kevin J. Rehnberg

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Argo Group International Holdings, Ltd.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Argo Group International Holdings, Ltd. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2022 expressed an unqualified opinion thereon.

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

Reserves for losses and loss adjustment expenses
Description of the Matter	At December 31, 2021, the liability for incurred but not reported (IBNR) reserves represented a significant portion of the $5,595 million of reserves for losses and loss adjustment expenses (LAE). As discussed in Notes 1 and 7 to the consolidated financial statements, the reserves for losses and LAE is management’s best estimate of the ultimate liability for indemnity costs and related adjustment expenses necessary to investigate and settle claims and is based upon individual case estimates for reported claims, estimates from ceding companies for reinsurance assumed and actuarial estimates for IBNR. The estimate considers a variety of factors and assumptions, such as catastrophic events, payout patterns, litigation trends, and economic and legal conditions. These factors and assumptions involve significant uncertainties and management judgements. In particular general liability (which includes claims related to construction defect), workers compensation, and other casualty lines of business contain exposures that develop or are paid over a long period of time or have high potential severities depending on the selection and weighting of actuarial techniques applied to project the ultimate losses and the selection of assumptions (such as claims frequency and severity, review of historical settlement patterns, etc.).

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
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the process to estimate the reserves balance, including, among others, controls over the review and approval processes that management has in place for the methods and assumptions used in estimating the reserves, as well as the final determination of the reserve losses and LAE.

Our audit procedures included, among others, involving our actuarial specialists to assist in our evaluation of the actuarial methodologies applied and assumptions used by management in determining reserves, which included, comparing management’s methods to those used in prior periods and those used in the industry for similar lines of business. To evaluate the significant assumptions used in their analyses we compared the assumptions, including loss development and settlement patterns, to factors historically used and independently developed assumptions for general liability, workers’ compensation, and other casualty lines of business. We compared management’s recorded reserves to our independently calculated range of reasonable reserve estimates and assessed the development of prior year reserves.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

San Antonio, Texas
March 16, 2022

CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost: 2021 - $4,203.2, 2020 - $3,981.1; allowance for expected credit losses: 2021 - $2.5, 2020 - $6.6)	$4,223.3	$4,107.1
Equity securities, at fair value (cost: 2021 - $70.3; 2020 - $162.5)	56.3	176.7
Other investments (cost: 2021 - $387.0; 2020 - $429.4)	387.2	429.4
Short-term investments, at fair value (cost: 2021 - $655.4; 2020 - $541.4)	655.8	542.6
Total investments	5,322.6	5,255.8
Cash	146.1	148.8
Accrued investment income	20.9	21.8
Premiums receivable	648.6	679.8
Reinsurance recoverables	2,966.4	3,009.0
Goodwill	147.3	147.3
Intangible assets, net of accumulated amortization	17.3	60.5
Current income taxes receivable, net	7.3	3.0
Deferred tax asset, net	73.6	16.7
Deferred acquisition costs, net	168.0	163.6
Ceded unearned premiums	506.7	575.1
Operating lease right-of-use assets	81.4	82.0
Other assets	211.6	294.7
Assets held for sale	—	7.7
Total assets	$10,317.8	$10,465.8
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$5,595.0	$5,406.0
Unearned premiums	1,466.8	1,464.8
Accrued underwriting expenses and other liabilities	166.6	167.6
Ceded reinsurance payable, net	724.4	950.4
Funds held	76.6	64.7
Senior unsecured fixed rate notes	140.3	140.2
Other indebtedness	57.0	60.7
Junior subordinated debentures	258.2	257.8
Operating lease liabilities	97.7	95.8
Total liabilities	8,582.6	8,608.0
Commitments and contingencies (Note 18)
Shareholders' equity:
Preferred shares and additional paid-in capital - $1.00 par, 30,000,000 shares authorized; 6,000 and 6,000 shares issued at December 31, 2021 and December 31, 2020, respectively; liquidation preference $25,000	144.0	144.0
Common shares - $1.00 par, 500,000,000 shares authorized; 46,192,867 and 46,009,966 shares issued at December 31, 2021 and December 31, 2020, respectively	46.2	46.0
Additional paid-in capital	1,386.4	1,380.2
Treasury shares (11,315,889 shares at December 31, 2021 and December 31, 2020, respectively)	(455.1)	(455.1)
Retained earnings	636.4	684.1
Accumulated other comprehensive income, net of taxes	(22.7)	58.6
Total shareholders' equity	1,735.2	1,857.8
Total liabilities and shareholders' equity	$10,317.8	$10,465.8

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except number of shares and per share amounts)

	For the Years Ended December 31,
	2021	2020	2019

Premiums and other revenue:
Earned premiums	$1,910.1	$1,780.5	$1,729.7
Net investment income	187.6	112.7	151.1
Net realized investment gains (losses):
Net realized investment gains (losses)	72.4	26.0	120.9
Change in fair value recognized	(40.4)	10.3	(40.8)
Change in allowance for credit losses on fixed maturity securities	0.6	(39.9)	—
Net realized investment gains (losses)	32.6	(3.6)	80.1
Total revenue	2,130.3	1,889.6	1,960.9
Expenses:
Losses and loss adjustment expenses	1,314.6	1,208.8	1,220.7
Underwriting, acquisition and insurance expenses	702.3	667.7	666.0
Non-operating expenses	43.7	21.1	37.6
Interest expense	21.6	26.9	34.1
Fee and other (income) expense, net	(2.0)	(3.9)	(3.3)
Foreign currency exchange (gains) losses	1.6	15.4	(9.8)
Impairment of intangibles	43.2	—	15.6
Total expenses	2,125.0	1,936.0	1,960.9
Income (loss) before income taxes	5.3	(46.4)	—
Income tax provision (benefit)	(1.4)	7.7	14.1
Net income (loss)	$6.7	$(54.1)	$(14.1)
Dividends on preferred shares	10.5	4.6	—
Net loss attributable to common shareholders	$(3.8)	$(58.7)	$(14.1)

Net loss attributable to common shareholders per common share:
Basic	$(0.11)	$(1.70)	$(0.41)
Diluted	$(0.11)	$(1.70)	$(0.41)
Dividend declared per common share	$1.24	$1.24	$1.24
Weighted average common shares:
Basic	34,816,160	34,614,813	34,205,954
Diluted	34,816,160	34,614,813	34,205,954

	For the Years Ended December 31,
	2021	2020	2019

Net realized investment gains (losses) before other-than-temporary impairment losses	$32.6	$(3.6)	$100.4
Other-than-temporary impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturities	—	—	(20.3)
Investment impairment losses recognized in earnings	—	—	(20.3)
Net realized investment (losses) gains	$32.6	$(3.6)	$80.1
 See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	For the Years Ended December 31,
	2021	2020	2019
Net income (loss)	$6.7	$(54.1)	$(14.1)
Other comprehensive income (loss):
Foreign currency translation adjustments	2.6	(15.3)	(0.2)
Defined benefit pension plans:
Net gain arising during the year	1.9	(0.6)	(1.8)
Unrealized gains (losses) on fixed maturity securities:
(Losses) gains arising during the year	(94.7)	95.2	88.0
Reclassification adjustment for losses (gains) included in net income	(12.2)	(12.8)	9.9
Other comprehensive (loss) income before tax	(102.4)	66.5	95.9
Income tax provision related to other comprehensive income (loss):
Defined benefit pension plans:
Net gain arising during the year	0.4	(0.1)	(0.4)
Unrealized gains (losses) on fixed maturity securities:
(Losses) gains arising during the year	(17.3)	16.5	14.2
Reclassification adjustment for (gains) losses included in net income	(4.2)	—	1.2
Income tax (benefit) provision related to other comprehensive income (loss)	(21.1)	16.4	15.0
Other comprehensive (loss) income, net of tax	(81.3)	50.1	80.9
Comprehensive (loss) income	$(74.6)	$(4.0)	$66.8

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except number of shares and per share amounts)

	Preferred Shares and Additional Paid-in Capital	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
Balance, January 1, 2019	$—	$45.3	$1,372.0	$(455.1)	$850.9	$(78.1)	$1,735.0
Net loss	—	—	—		(14.1)	—	(14.1)
Other comprehensive income - change in fair value of fixed maturities, net of taxes	—	—	—	—	—	82.5	82.5
Other comprehensive loss, net of tax	—	—	—	—	—	(1.6)	(1.6)
Activity under stock incentive plans	—	0.6	15.7	—	—	—	16.3
Retirement of common shares (tax payments on equity compensation)	—	(0.2)	(13.6)	—	—	—	(13.8)
Employee stock purchase plan	—	—	2.5	—	—	—	2.5
Cash dividend declared - common shares ($1.24/share)	—	—	—	—	(43.1)	—	(43.1)
Balance, December 31, 2019	—	45.7	1,376.6	(455.1)	793.7	2.8	1,763.7
Net loss	—	—	—	—	(54.1)	—	(54.1)
Preferred shares issued	144.0	—	—	—	—	—	144.0
Other comprehensive income - change in fair value of fixed maturities, net of taxes	—	—	—	—	—	65.9	65.9
Other comprehensive loss, net of tax	—	—	—	—	—	(15.8)	(15.8)
Activity under stock incentive plans	—	0.4	7.7	—	—	—	8.1
Retirement of common shares (tax payments on equity compensation)	—	(0.1)	(6.6)	—	—	—	(6.7)
Employee stock purchase plan	—	—	2.5	—	—	—	2.5
Dividends on preferred shares	—	—	—	—	(4.6)	—	(4.6)
Cash dividend declared - common shares ($1.24/share)	—	—	—	—	(43.0)	—	(43.0)
Cumulative effect of adoption of ASU 2016-13, net of taxes	—	—	—	—	(7.9)	5.7	(2.2)
Balance, December 31, 2020	144.0	46.0	1,380.2	(455.1)	684.1	58.6	1,857.8
Net income	—	—	—	—	6.7	—	6.7
Other comprehensive loss - change in fair value of fixed maturities, net of taxes	—	—	—	—	—	(85.4)	(85.4)
Other comprehensive income, net - other	—	—	—	—	—	4.1	4.1
Activity under stock incentive plans	—	0.2	6.9	—	—	—	7.1
Retirement of common shares (tax payments on equity compensation)	—	(0.1)	(2.7)	—	—	—	(2.8)
Employee stock purchase plan	—	0.1	2.0	—	—	—	2.1
Dividends on preferred shares	—	—	—	—	(10.5)	—	(10.5)
Cash dividend declared - common shares ($1.24/share)	—	—	—	—	(43.9)	—	(43.9)
Balance, December 31, 2021	$144.0	$46.2	$1,386.4	$(455.1)	$636.4	$(22.7)	$1,735.2
See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2021	2020	2019
Cash flows provided by operating activities:
Net income (loss)	$6.7	$(54.1)	$(14.1)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization and depreciation	43.4	33.2	27.3
Share-based payments expense	8.0	8.7	16.9
Deferred income tax benefit, net	(38.6)	(21.6)	(23.5)
Net realized investment (gains) losses	(32.6)	3.6	(80.1)
Undistributed earnings from alternative investment portfolio	(95.5)	(8.6)	(19.9)
Loss on disposals of long-lived assets, net	23.3	5.5	7.2
Impairment of goodwill and intangibles	43.2	—	15.6
Change in:
Accrued investment income	0.8	3.9	1.5
Receivables	47.4	84.8	(455.1)
Deferred acquisition costs	0.8	(4.6)	7.0
Ceded unearned premiums	65.7	(33.2)	(87.8)
Reserves for losses and loss adjustment expenses	210.8	280.2	509.0
Unearned premiums	7.2	63.7	111.7
Ceded reinsurance payable and funds held	(207.3)	(238.2)	243.3
Income taxes	(4.5)	(17.5)	11.4
Accrued underwriting expenses and other liabilities	3.0	(43.7)	(10.6)
Other, net	17.9	9.8	(77.0)
Cash provided by operating activities	99.7	71.9	182.8
Cash flows used in investing activities:
Sales of fixed maturity investments	992.9	1,080.0	1,394.3
Maturities and mandatory calls of fixed maturity investments	717.7	569.8	522.2
Sales of equity securities	125.8	25.4	374.7
Sales of other investments	212.3	103.9	83.1
Purchases of fixed maturity investments	(1,932.9)	(2,038.1)	(1,859.1)
Purchases of equity securities	(5.3)	(78.9)	(61.2)
Purchases of other investments	(47.4)	(35.5)	(63.7)
Change in foreign regulatory deposits and voluntary pools	(27.1)	(5.4)	—
Change in short-term investments	(116.4)	285.4	(490.4)
Settlements of foreign currency exchange forward contracts	(1.2)	9.4	0.3
Proceeds from sale of Ariel Re, net of cash transferred	—	28.3	—
Proceeds from sale of Trident assets	—	38.0	—
Sale (Purchases) of fixed assets, net	18.0	(20.2)	(29.9)
Other, net	7.7	13.6	(13.1)
Cash used in investing activities	(55.9)	(24.3)	(142.8)
Cash flows from financing activities:
Payment of long-term debt	—	(125.0)	(0.6)
Issuance of preferred shares, net of issuance costs	—	144.0	—
Activity under stock incentive plans	1.3	1.8	1.9
Payment of cash dividends to preferred shareholders	(10.5)	(4.6)	—
Payment of cash dividends to common shareholders	(43.7)	(43.0)	(43.1)
Cash used in financing activities	(52.9)	(26.8)	(41.8)
Effect of exchange rate changes on cash	6.4	(9.8)	(0.1)
Change in cash	(2.7)	11.0	(1.9)
Cash, beginning of year	148.8	137.8	139.7
Cash, end of period	$146.1	$148.8	$137.8
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
On February 15, 2022, we completed the sale of our Brazilian operations, Argo Seguros Brasil S.A. (“Argo Seguros”), to Spice Private Equity Ltd., an investment company focused on global private equity investments. For further disclosures see Note 2, “Recent Acquisitions, Disposals & Other Transactions.” Effective November 25, 2020, we completed the sale of Ariel Re, to Pelican Ventures and J.C. Flowers & Co. Ariel Re is the reinsurance platform through which Lloyd’s Syndicate 1910 reinsurance business is underwritten. Under the terms of the agreement, the buying group’s corporate member provided Syndicate 1910’s capital for the 2021 Lloyd’s year of account, and Argo Group has agreed to retain historical reserves and the remaining exposure for the 2020 and prior Lloyd’s years of account.
We conduct our ongoing business through two primary segments - U.S. Operations and International Operations. In addition to these main business segments, we have a Run-off Lines segment for certain products we no longer underwrite.
U.S. Operations is comprised of the Excess and Surplus Lines businesses focusing on the U.S.-based risks that the standard, admitted insurance market is unwilling or unable to write, and through other specialized admitted and non-admitted business distributed through retail, wholesale, and managing general brokers/agents in the specialty insurance market. Excess and Surplus Lines products are underwritten by Colony Insurance Company (“Colony”). The other U.S. specialized admitted and non-admitted businesses consist of the following operations: Argo Pro, U.S. Specialty Programs, Argo Surety, Rockwood Casualty Insurance Company (“Rockwood”), Argo Insurance and Inland Marine.
International Operations is comprised of the Lloyd’s Syndicate platform (Syndicate 1200), Argo Insurance Bermuda, Continental Europe and Latin America. Syndicate 1200 insurance products are underwritten by Argo Underwriting Agency Limited based in London, under the Lloyd’s of London (“Lloyd’s”) global franchise. The additional International Operations business include ArgoGlobal SE in Malta, ArgoGlobal Assicurazoni in Italy, and Argo Seguros in Brazil. These businesses provide a broad range of commercial property, casualty, professional liability and specialty coverages in a number of countries and jurisdictions outside the United States (“U.S.”).
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

The consolidated financial statements include the accounts and operations of Argo Group and its subsidiaries. All material intercompany accounts and transactions have been eliminated. In order to conform the 2020 and 2019 consolidated statements of income (loss) to the 2021 presentation the Company has (a) offset fee income to fee expense, and (b) reclassified amounts from net realized investment gain (losses) and underwriting, acquisition and insurance expenses to non-operating expenses. Amounts related to trade capital providers, who are third-party capital participants that provide underwriting capital to Syndicate 1200 are included in the balance sheet. Trade capital providers participate on a quota share basis, assuming 100% of their contractual participation in the underwriting syndicate results and with such results settled on a year of account basis.
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
Risks and Uncertainties Related to COVID-19
Certain risks and uncertainties are inherent to our day-to-day operations. Adverse changes in the economy could lower demand for our insurance products or negatively impact our investment results, both of which could have an adverse effect on the revenue and profitability of our operations. The global COVID-19 pandemic has resulted in and may continue to result in significant disruptions in economic activity and financial markets. The cumulative effects of COVID-19 on the Company, and the effect of any other public health outbreak, cannot be predicted at this time, but could reduce demand for our insurance policies, result in increased level of losses, settlement expenses or other operating costs, reduce the market value of invested assets held by the Company or negatively impact the fair value of our goodwill. Our liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the year ended December 31, 2021.
Cash
Cash consists of cash deposited in operating accounts with commercial banks. Interest-bearing cash accounts are classified as short term investments.
Investments
Investments in fixed maturities at December 31, 2021 and 2020 include bonds and structured securities. Equity securities include common stocks, preferred stocks and mutual funds. Other investments consist of foreign regulatory deposits, hedge funds, private equity funds, private equity direct investments, and voluntary pools. Short-term investments consist of money market funds, certificates of deposit, bonds, sovereign debt and interest-bearing cash accounts. Investments maturing in less than one year are classified as short-term investments in our consolidated financial statements.
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

Our investments in fixed maturities are considered available-for-sale and are carried at fair value. As available-for-sale investments, changes in the fair value of fixed maturities are not recognized in income during the period, but rather are recognized as a separate component of shareholders’ equity until realized. Fair value of these investments is estimated using prices obtained from third-party pricing services, where available. For securities where we were unable to obtain fair values from a pricing service or broker, fair values were estimated using information obtained from investment advisors. We performed several processes to ascertain the reasonableness of these investment values by (1) obtaining and reviewing internal control reports for our service providers that obtain fair values from third-party pricing services, (2) obtaining and reviewing evaluated pricing methodology documentation from third-party pricing services and (3) comparing the security pricing received from a secondary third-party pricing service versus the prices used in the consolidated financial statements and obtaining additional information for variances that exceeded a certain threshold. As of December 31, 2021, investments reported at fair value for which we did not receive a fair value from a pricing service or broker accounted for less than 1% of our investment portfolio. The actual value at which such securities could be sold or settled with willing buyer or seller may differ from such estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller. The cost of securities sold is based on the specific identification method.
Our investments in equity securities are reported at fair value, changes in the fair value of equity securities are now included in “Net realized investment (gains) losses” in our consolidated statements of income.
Changes in the value of other investments consisting of hedge funds, private equity funds, private equity direct investments and voluntary pools are principally recognized in income during the period using the equity method of accounting. Our foreign regulatory deposits are assets held in trust in jurisdictions where there is a legal and regulatory requirement to maintain funds locally in order to protect policyholders. Lloyd’s is the appointed investment manager for the funds. The underlying assets are invested in government securities, agency securities and corporate bonds whose values are obtained from Lloyd’s. Foreign currency future contracts held by us are valued by our counterparties using market driven foreign currency exchanges rates.
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
Recoveries occur when subsequent collection or litigation results in the receipt of amounts previously written off. Amounts recovered are applied against the allowance for expected credit losses. For further disclosures about the allowance for expected credit losses, see Note 4, “Allowance for Credit Losses.”
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
Retrospectively Rated Policies
We have written a number of workers compensation, property and other liability policies that are retrospectively rated. Under this type of policy, the policyholder or coverholder may be entitled, subsequent to coverage expiration, to a refund or may owe additional premiums based on the amount of losses incurred under the policy. The retrospective premium adjustments on certain policies are limited to a minimum or maximum premium adjustment, which is calculated as a percentage of the standard amount of premium charged during the life of the policy. Accrued retrospectively rated premiums have been determined based on estimated ultimate loss experience of the individual policyholder accounts. The estimated liability for return of premiums under retrospectively rated policies is included in “Unearned premiums” in our consolidated balance sheets and was $4.7 million and $1.5 million at December 31, 2021 and 2020, respectively. The estimated amount included in premiums receivables for additional premiums due under retrospectively rated policies was $0.1 million and $0.1 million at December 31, 2021 and 2020, respectively.
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
The 2021 and 2020 net amortization of policy acquisition costs will not equal the change in our consolidated balance sheets as the trade capital providers’ share is not reflected in our consolidated statements of income (loss) and differences arise from foreign currency exchange rates applied to deferred acquisition costs which are treated as a nonmonetary asset.

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
Reinsurance
In the normal course of business, our insurance subsidiaries cede risks above certain retention levels to other insurance companies. Reinsurance recoverables include claims we paid and estimates of unpaid losses and loss adjustment expenses that are subject to reimbursement under reinsurance and retrocessional contracts. The method for determining reinsurance recoverables for unpaid losses and loss adjustment expenses involves reviewing actuarial estimates of gross unpaid losses and loss adjustment expenses to determine our ability to cede unpaid losses and loss adjustment expenses under our existing reinsurance contracts. This method is continually reviewed and updated and any resulting adjustments are reflected in earnings in the period identified. Reinsurance premiums, commissions and expense reimbursements are accounted for on a basis consistent with those used in accounting for the original policies issued and the term of the reinsurance contracts. Amounts recoverable from reinsurers for losses and loss adjustment expenses for which our insurance and reinsurance subsidiaries have not been relieved of their legal obligations to the policyholder are reported as assets.
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

We perform our annual goodwill and intangible asset impairment test on the first day of the fourth quarter of each year, October 1, of each year. In conjunction with our annual test, the fair value of each reporting unit exceeded its carrying value for the year ended December 31, 2021, except for our Syndicate 1200 reporting unit. As a result of this testing, we determined that the carrying value of this reporting unit exceeded the fair value by $43.2 million. Goodwill assigned to this reporting unit totaled $28.7 million (pre-tax) and indefinite-lived intangible assets totaled $60.5 million (pre-tax). In accordance with ASC Topic 350-10, “Impairment and Disposal of Long-Lived Assets”, we applied the impairment against the indefinite-lived intangible asset, resulting in a carrying value of $17.3 million. Our Syndicate 1200 reporting unit in past years has been adversely impacted by catastrophe and other losses. As a result, we have exited a number of business lines, focusing on profitability. Due to the change in our business plan, we performed a stress test on our fair value testing, focusing on low to negative growth. The result of this stress testing resulted in the indication that the carrying value of the reporting unit exceeded its fair value, resulting in the impairment.

For the year ended December 31, 2020, the fair value of each reporting unit exceeded its carrying value. As a result, no impairment charges were recognized.
In conjunction with our annual test, the fair value of each reporting unit exceeded its carrying value for the year ended December 31, 2019, except for our Lloyd’s reporting unit. As a result of this testing, we determined that the goodwill of the Lloyd’s reporting unit, which is included in our International Operations segment, was fully impaired and recorded a pre-tax charge of $15.6 million. Our Lloyd’s reporting unit was adversely impacted by a continuing soft market. Additionally, we incurred higher than expected losses and loss adjustment expenses due to adverse prior accident year loss reserve development resulting from the receipt of new information in the second half of 2019 relating to claims trends across various lines of business, coupled with increased current accident year losses and loss adjustment expenses as a result of these claim trends. Using these facts and trends, we calculated the discounted cash flows for the Lloyd’s reporting unit, which resulted in the indication that the carrying value of the reporting unit exceeded its fair value, resulting in the impairment.
On April 30, 2020, we sold our Trident Public Risk Solutions (“Trident”) brand and wrote off $4.9 million of goodwill as a result of the Trident transaction. On November 25, 2020, we sold Ariel Re’s premium renewal rights and wrote off $9.2 million of goodwill and $30.2 million of intangible assets, net of accumulated amortization, as a result of the Ariel Re transaction. For more information about these transactions, see Note 2, “Recent Acquisitions, Disposals & Other Transactions.”
The following table presents our intangible assets and accumulated amortization at December 31:

	December 31,
	2021		2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Lloyd's capacity	$17.3	n/a	$60.5	n/a
Distribution network	45.5	45.5	45.5	45.5
Other	6.2	6.2	6.2	6.2
	$69.0	$51.7	$112.2	$51.7

As of December 31, 2020, all of our finite-lived intangible assets had been fully amortized and we had no amortization expense for the year ended December 31, 2021. During the years ended December 31, 2020 and 2019, amortization expense was $1.1 million and $1.7 million, respectively, and is included in “underwriting, acquisition and insurance expenses” in our consolidated statements of income (loss). The entirety of the amortization expense recorded in the year 2020 relates to Ariel Re and was calculated pro-rata before the sale.
Property and Equipment
Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and carried at cost less accumulated depreciation and are reported in “other assets” in our consolidated balance sheets. Depreciation is calculated using a straight-line method over the estimated useful lives of the assets, generally three to thirty-nine years. The accumulated depreciation for property and equipment was $158.8 million and $163.3 million at December 31, 2021 and 2020, respectively. The net book value of our property and equipment at December 31, 2021 and 2020 was $67.5 million and $130.4 million, respectively. The depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $23.9 million, $24.1 million and $24.4 million, respectively.

Assets Held for Sale
In December 2019, we entered into a series of agreements with a real estate firm to market and sell four company owned condominiums. During 2020, we sold two of the condominiums and the remaining two condominiums were sold in January 2021 and November 2021. We had classified these properties and other corporate assets as “Assets held for sale” of $7.7 million in our Consolidated Balance Sheets as of December 31, 2020. We recorded the assets at their fair market values as of December 31, 2020 based on independent appraisals and active listing prices. As a result of the reclassification to “Assets held for sale,” we recorded a pre-tax gain of $0.3 million as of December 31, 2021 and pretax losses of $0.8 million and $3.7 million for the years ended December 31, 2020 and 2019, respectively, which are included in “Non-operating expenses” in our Consolidated Statements of Income (Loss) for the years ended December 31, 2021, 2020 and 2019, respectively. These assets and the related pre-tax losses are reported as part of our Corporate and Other reporting segment in Note 19, “Segment Information.”
Derivative Instruments
We enter into short-term, currency spot and forward contracts to manage operational currency exposure from our non-USD insurance operations,and gain exposure to a total return strategy which invests in multiple currencies. The forward contracts are typically thirty to ninety days and are renewed as management deems necessary to accomplish the objectives of the contracts. These foreign currency forward contracts are carried at fair value in our Consolidated Balance Sheets in “Other assets” at December 31, 2021 and 2020, respectively. The realized and unrealized gains and losses are included in “Net realized investment and other gains (losses) in our Consolidated Statements of Income. The forwards contracts are not designated as hedges for accounting purposes.
Share-Based Payments
Compensation expense for share-based payments is recognized based on the measurement-date fair value for awards that will settle in shares. Compensation expense for awards that are settled in equity are recognized on a straight line pro rata basis over the vesting period, adjusted for expected forfeitures. See Note 14, “Share-based Compensation” for related disclosures.
Foreign Currency Exchange Gain (Loss)
The reporting currency of the Company is the U.S. dollar (“USD”). USD is the functional currency of all but three of our foreign operations. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities that are denominated in local currencies are remeasured at the exchange rates in effect at the balance sheet date. The resulting gains and losses from changes in the foreign exchange rates are reflected in net income. Non-monetary assets and liabilities are not remeasured. In the case of our non-USD denominated available-for-sale investments, the change in exchange rates between the local currency and USD at each balance sheet date represents an unrealized appreciation or depreciation in value of these securities and is included as a component of accumulated other comprehensive income (loss). Revenues and expenses denominated in foreign currencies are translated at the prevailing exchange rate during the period with the resulting foreign exchange gains and losses included in net income for the period.
Translation gains and losses related to our operations in Brazil, Malta and Italy are recorded as a component of shareholders’ equity in our consolidated balance sheets. At December 31, 2021 and 2020, the foreign currency translation adjustments were a loss of $35.3 million and $37.9 million, respectively.
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

Supplemental Cash Flow Information
Interest paid and income taxes paid (recovered) were as follows:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Senior unsecured fixed rate notes	$9.3	$9.3	$9.3
Junior subordinated debentures	10.0	11.9	16.2
Other indebtedness	2.5	5.2	7.6
Total interest paid	$21.8	$26.4	$33.1

Income taxes paid	43.0	47.7	24.0
Income taxes recovered	(2.6)	(1.8)	(0.1)
Income taxes paid, net	$40.4	$45.9	$23.9
Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, “Measurement of Credit Losses on Financial Instruments” (Topic 326), commonly referred to as current expected credit losses or "CECL." ASU 2016-13 requires organizations to estimate credit losses on certain types of financial instruments, including receivables and available-for-sale debt securities, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. The updated guidance also amends the previous other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. The guidance was effective for fiscal years beginning after December 15, 2019, including interim periods within the year of adoption. The guidance required a modified retrospective transition method.

We adopted the updated guidance effective January 1, 2020 using the modified retrospective approach, which resulted in a $7.9 million net of tax reduction to retained earnings. Partially offsetting this reduction of retained earnings was a $5.7 million net of tax increase in other comprehensive income representing the reclassification of unrealized investment losses to credit losses under this accounting update. The cumulative effect adjustment decreased shareholders’ equity $2.2 million. Please see Note 3, “Investments” and Note 4, “Allowance for Credit Losses” for further discussion of the impact of ASU 2016-13 on our financial position and results of operations at and for the year ended December 31, 2021 and 2020, respectively.

2.    Recent Acquisitions, Disposals & Other Transactions
Sale of Trident Brand and Platform
On April 30, 2020, we sold our Trident brand and underwriting platform to Paragon Insurance Holdings, LLC (“Paragon”) and received $38 million in cash, with additional consideration in future periods depending on performance post-closing. In connection with the terms of agreement to sell the Trident brand, Paragon continues to write business on Argo paper (Argonaut Insurance Company, Argonaut Great Central Insurance Company, Argonaut Midwest Insurance Company and Peleus Insurance Company) through a managing general agency agreement. During the second quarter of 2021, the parties to the transaction agreed to amend the transaction and other related agreements associated with the sale of Trident to eliminate certain lines of business from the transaction. As a result, we recognized a pre-tax loss of $10.5 million reduction in the original gain on sale for the year ended December 31, 2021. This transaction is included in "Net realized investment gains (losses)" in our Consolidated Statements of Income (Loss) for the year ended December 31, 2021. We recognized a pre-tax gain of $31.8 million related to the sale, for the year ended December 31, 2020. Trident is reported within our U.S. Operations reporting segment.
Acquisition of Ariel Indemnity Limited
Effective June 12, 2020, Argo Group and our subsidiary Argo Re, Ltd. (“Argo Re”) acquired 100% of the capital stock of Ariel Indemnity Limited (“AIL”) for consideration of $55.6 million. The acquisition of AIL was made pursuant to the former owners (the “Sellers”) of Maybrooke Holdings, S.A. (“Maybrooke”) exercising a put option within the Administrative Services Agreement (“ASA”) between the Company and the Sellers. The ASA was part of the stock purchase agreement between the Company and the Sellers related to our February 6, 2017 acquisition of Maybrooke, the since-liquidated holding company of the Ariel Re platform. The $55.6 million sales price is equal to the 2019 year-end tangible net worth of AIL, less certain administrative costs. Upon acquiring AIL, we dissolved AIL and merged it into Argo Re.
The acquisition was accounted for in accordance with ASC 805, “Business Combinations.” Purchase accounting, as defined by ASC 805, requires that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The fair values disclosed herein were determined based on management’s best estimates and the finalization of certain valuation analyses during the fourth quarter of 2020. Provisional fair values were recorded in the Company’s interim consolidated financial statements and notes for the period ended September 30, 2020. AIL’s financial position, results of operations, and cash flows were not material to our consolidated financial results as of and for the year ended December 31, 2020. No goodwill or intangible assets were recognized from this transaction.
Reinsurance-to-close ("RITC") of ArgoGlobal Syndicate 1200
On October 12, 2020, ArgoGlobal, the Lloyd’s insurer and member of Argo Group, announced a reinsurance-to-close (“RITC”) transaction with legacy specialist RiverStone. RiverStone provided an RITC of ArgoGlobal’s Syndicate 1200 for 2017 and prior years with net technical provision of approximately $219.7 million. The transaction received regulatory approval on January 29, 2021, with the RITC becoming effective on January 1, 2021.
Sale of Ariel Re
On November 25, 2020, we completed the sale of Ariel Re, to Pelican Ventures and J.C. Flowers & Co. Under the terms of the agreement, we received $30 million at closing. Ariel Re is the reinsurance platform through which Lloyd’s Syndicate 1910 reinsurance business is underwritten. We recognized a loss of $9.4 million related to the sale, which is included in "Net realized investment (losses) gains" in our Consolidated Statements of Income (Loss) for the year ended December 31, 2020. Ariel Re is one of the business units within our International Operations reporting segment. Pelican Ventures and affiliates capitalized the 2021 year of account, and Argo Group maintains responsibility for all years of account 2020 and prior. Additionally, in accordance with the transaction agreement, Ariel Re’s equity interests in ArgoGlobal Services (Hong Kong) Limited (“AGSL”) and Ariel Re Bda Limited (“ARBL”) were transferred to Pelican Ventures and J.C. Flowers & Co. AGSL is authorized in Hong Kong by the Insurance Agency of Hong Kong as an insurance agent and is a Lloyd's approved coverholder. ARBL is an exempted company limited by shares, incorporated in Bermuda and registered as an insurance agent under the Bermuda Insurance Act.
Sale of Argo Seguros Brasil S.A.

On February 15, 2022, we completed the sale of our Brazilian operations, Argo Seguros, to Spice Private Equity Ltd., an investment company focused on global private equity investments, for a purchase price of 160 million Brazilian Reais (approximately $30.5 million), subject to the terms and conditions set forth in the purchase agreement. Argo Seguros is one of the units within our International Operations reporting segment. The Company realized a loss on the fair value of Argo Seguros of $6.3 million (including other costs of $0.7 million), which is reflected in the income statement and adjusted the carrying value of deferred acquisition cost by $5.6 million. The Company expects to incur a tax loss in connection with the sale of Argo Seguros. However, due to Irish tax rules regarding the disposition of subsidiary stock, the Company does not expect to utilize this loss for tax purposes, and as such is estimating no material net tax impact as a result of the sale.
3.    Investments
Included in “total investments” in our consolidated balance sheets at December 31, 2021 and 2020 is $89.6 million and $140.3 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party participants that provide underwriting capital to the operations of Syndicates 1200 and 1910.
Fixed Maturities
The amortized cost, gross unrealized gains, gross unrealized losses and fair value in fixed maturity investments were as follows:

December 31, 2021
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses(1)	Fair Value
Fixed maturities
U.S. Governments	$422.7	$5.5	$3.2	$—	$425.0
Foreign Governments	234.7	2.2	3.9	0.2	232.8
Obligations of states and political subdivisions	166.7	5.8	1.2	—	171.3
Corporate bonds	1,972.3	33.5	20.3	2.2	1,983.3
Commercial mortgage-backed securities	416.7	6.3	4.3	—	418.7
Residential mortgage-backed securities	480.7	7.5	5.7	—	482.5
Asset-backed securities	173.0	1.3	0.6	0.1	173.6
Collateralized loan obligations	336.4	1.3	1.6	—	336.1
Total fixed maturities	$4,203.2	$63.4	$40.8	$2.5	$4,223.3

December 31, 2020
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturities
U.S. Governments	$385.4	$14.7	$0.3	$—	$399.8
Foreign Governments	284.1	11.6	0.7	0.2	294.8
Obligations of states and political subdivisions	163.1	7.7	0.3	0.1	170.4
Corporate bonds	1,925.9	75.3	13.3	6.1	1,981.8
Commercial mortgage-backed securities	324.8	15.2	0.3	—	339.7
Residential mortgage-backed securities	491.4	17.4	0.6	—	508.2
Asset-backed securities	120.5	2.9	0.4	0.2	122.8
Collateralized loan obligations	285.9	4.9	1.2	—	289.6
Total fixed maturities	$3,981.1	$149.7	$17.1	$6.6	$4,107.1
Contractual Maturity

The amortized cost and fair values of fixed maturity investments as of December 31, 2021, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$281.7	$284.6
Due after one year through five years	1,692.0	1,704.8
Due after five years through ten years	710.0	711.3
Thereafter	112.6	111.6
Structured securities	1,406.9	1,411.0
Total	$4,203.2	$4,223.3
The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.
Other Invested Assets
Details regarding the carrying value and unfunded investment commitments of the other invested assets portfolio as of December 31, 2021 and 2020 were as follows:

December 31, 2021
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$58.6	$—
Private equity	248.9	64.2
Overseas deposits	74.9	—
Other	4.8	—
Total other investments	$387.2	$64.2

December 31, 2020
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$111.2	$—
Private equity	211.4	80.0
Overseas deposits	102.1	—
Other	4.7	—
Total other investments	$429.4	$80.0
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
•Other: Other includes participation in investment pools.
Unrealized Losses and Other-than-temporary Impairments
An aging of unrealized losses on our investments in fixed maturities is presented below:

December 31, 2021	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$193.4	$2.6	$14.6	$0.6	$208.0	$3.2
Foreign Governments	152.4	3.3	2.6	0.6	155.0	3.9
Obligations of states and political subdivisions	46.0	0.8	0.1	0.4	46.1	1.2
Corporate bonds	854.3	18.3	41.7	2.0	896.0	20.3
Commercial mortgage-backed securities	198.8	4.1	6.5	0.2	205.3	4.3
Residential mortgage-backed securities	284.2	5.6	4.0	0.1	288.2	5.7
Asset-backed securities	62.6	0.6	—		62.6	0.6
Collateralized loan obligations	176.1	1.6	0.5		176.6	1.6
Total fixed maturities	$1,967.8	$36.9	$70.0	$3.9	$2,037.8	$40.8

December 31, 2020	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$40.6	$0.3	$—	$—	$40.6	$0.3
Foreign Governments	18.0	0.5	0.1	0.2	18.1	0.7
Obligations of states and political subdivisions	5.2	0.3	—	—	5.2	0.3
Corporate bonds	202.5	6.7	17.5	6.6	220.0	13.3
Commercial mortgage-backed securities	21.8	0.3	—	—	21.8	0.3
Residential mortgage-backed securities	74.4	0.4	3.0	0.2	77.4	0.6
Asset-backed securities	4.6	0.4	—	—	4.6	0.4
Collateralized loan obligations	121.1	0.9	49.1	0.3	170.2	1.2
Total fixed maturities	$488.2	$9.8	$69.7	$7.3	$557.9	$17.1
We hold a total of 5,207 fixed maturity securities, of which 697 were in an unrealized loss position for less than one year and 82 were in an unrealized loss position for a period one year or greater as of December 31, 2021.
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

	Foreign Governments	Obligations of states and political subdivisions	Corporate bonds	Asset backed securities	Total
Beginning balance, January 1, 2020	$—	$—	$—	$—	$—
Additions-initial adoption of accounting standard	—	—	6.8	0.1	6.9
Securities for which allowance was not previously recorded	0.3	0.3	15.3	—	15.9
Securities sold during the period	(0.2)	—	(39.0)	(0.1)	(39.3)
Additional net increases (decreases) in existing allowance	0.1	(0.2)	23.0	0.2	23.1
Ending balance, December 31, 2020	$0.2	$0.1	$6.1	$0.2	$6.6

	Foreign Governments	Obligations of states and political subdivisions	Corporate bonds	Asset backed securities	Total
Beginning balance, January 1, 2021	$0.2	$0.1	$6.1	$0.2	$6.6
Securities for which allowance was not previously recorded	—	—	2.7	0.2	2.9
Securities sold during the period	—	—	(3.5)	—	(3.5)
Additional net increases (decreases) in existing allowance	—	(0.1)	(3.1)	(0.3)	(3.5)
Ending balance, December 31, 2021	$0.2	$—	$2.2	$0.1	$2.5
Total change in allowance for credit losses included in net realized investment gains (losses) in the Consolidated Statement of Income was $0.6 million and $(39.9) million for the year ended December 31, 2021 and 2020, respectively.

Net Investment Income
Investment income and expenses were as follows:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Investment income:
Interest on fixed maturities	$98.9	$108.6	$129.5
Dividends on equity securities	3.1	2.8	11.1
Income on alternative investments	95.5	10.4	22.4
Income on short-term and other investments	3.3	3.9	8.9
Investment income	200.8	125.7	171.9
Investment expenses	(13.2)	(13.0)	(20.8)
Net investment income	$187.6	$112.7	$151.1
Net Realized Investment Gains and Losses
The following table presents our realized investment gains (losses):

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Realized gains on fixed maturities and other
Fixed maturities	$30.6	$37.1	$22.2
Other investments, including short-terms	9.8	93.8	0.1
Other assets	3.3	33.2	33.0
	43.7	164.1	55.3
Realized losses on fixed maturities and other
Fixed maturities	(11.8)	(35.2)	(11.7)
Other investments, including short-terms	(18.5)	(78.6)	(31.3)
Other assets	(12.5)	(7.2)	—
	(42.8)	(121.0)	(43.0)

Net (losses) recognized on fixed maturities and other
Credit losses on fixed maturities	0.6	(39.9)	—
Other-than-temporary impairment losses	—	—	(20.3)
Other	(6.3)	—	—
	(5.7)	(39.9)	(20.3)

Equity securities
Net realized gains (losses) on equity securities	71.5	(17.1)	128.9
Change in unrealized gains (losses) on equity securities held at the end of the period	(34.1)	10.3	(40.8)
Net realized gains (losses) on equity securities	37.4	(6.8)	88.1
Net realized investment and other gains (losses) before income taxes	32.6	(3.6)	80.1
Income tax (benefit) provision	6.2	1.3	16.2
Net realized investment gains (losses), net of income taxes	$26.4	$(4.9)	$63.9
The cost of securities sold is based on the specific identification method.

Changes in unrealized appreciation (depreciation) related to investments are summarized as follows:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Change in unrealized gains (losses)
Fixed maturities	$(105.9)	$96.0	$93.3
Other investments	—	(14.3)	4.4
Other and short-term investments	(1.0)	0.7	0.2
Net unrealized investment gains (losses) before income taxes	(106.9)	82.4	97.9
Income tax provision (benefit)	(21.5)	16.5	15.4
Net unrealized investment gains (losses), net of income taxes	$(85.4)	$65.9	$82.5
Foreign Currency Exchange Forward Contracts

We entered into foreign currency exchange forward contracts to manage operational currency exposure from our non-USD insurance operations, , and gain exposure to a total return strategy which invests in multiple currencies. The currency forward contracts are carried at fair value in our consolidated balance sheets in “other assets” at December 31, 2021 and 2020. The gains and losses are included in “net realized investment and other gains” in our consolidated statements of income (loss).

The fair value of our foreign currency exchange forward contracts as of December 31 was as follows:

(in millions)	December 31, 2021	December 31, 2020
Operational currency exposure	$(0.3)	$0.4
Asset manager investment exposure	(0.3)	(0.2)
Total return strategy	—	0.7
Total	$(0.6)	$0.9
The following table presents our gross investment realized gains and losses on our foreign currency exchange forward contracts:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Realized gains
Operational currency exposure	$16.5	$13.2	$5.7
Asset manager investment exposure	3.7	2.2	2.7
Total return strategy	13.0	61.6	22.5
Gross realized investment gains	33.2	77.0	30.9
Realized losses
Operational currency exposure	(28.9)	(8.6)	(10.6)
Asset manager investment exposure	(1.0)	(4.0)	(0.8)
Total return strategy	(12.0)	(62.3)	(17.6)
Gross realized investment losses	(41.9)	(74.9)	(29.0)
Net realized investment gains (losses) on foreign currency exchange forward contracts	$(8.7)	$2.1	$1.9
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

(in millions)	December 31, 2021	December 31, 2020
Securities on deposit for regulatory and other purposes	$195.6	$227.5
Securities pledged as collateral for letters of credit and other	193.9	189.4
Securities and cash on deposit supporting Lloyd’s business (1)	296.8	409.2
Total restricted investments	$686.3	$826.1
(1) Argo Group is required to maintain “Funds at Lloyd’s” or “FAL” to support its business for Syndicate 1200 and Syndicate 1910. At December 31, 2021 the amount pledged for FAL was $296.8 million, of which $140.3 million was provided by Argo Re.
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
We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of December 31, 2021 and 2020. A description of the valuation techniques we use to measure assets at fair value is as follows:
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

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2021	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
U.S. Governments	$425.0	$417.4	$7.6	$—
Foreign Governments	232.8	—	232.8	—
Obligations of states and political subdivisions	171.3	—	171.3	—
Corporate bonds	1,983.3	—	1,980.5	2.8
Commercial mortgage-backed securities	418.7	—	418.7	—
Residential mortgage-backed securities	482.5	—	482.5	—
Asset-backed securities	173.6	—	173.6	—
Collateralized loan obligations	336.1	—	336.1	—
Total fixed maturities	4,223.3	417.4	3,803.1	2.8
Equity securities	56.3	41.6	—	14.7
Other investments	75.4	—	75.4	—
Short-term investments	655.8	653.9	1.9	—
	$5,010.8	$1,112.9	$3,880.4	$17.5
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

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:
Fair Value Measurements Using Observable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2021	$7.0	$17.5	$24.5
Transfers into Level 3	—	1.0	1.0
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income	—	4.2	4.2
Included in other comprehensive income	(0.8)	—	(0.8)
Purchases, issuances, sales, and settlements:
Purchases	0.1	1.2	1.3
Issuances	—	—	—
Sales	(3.5)	(10.6)	(14.1)
Settlements	—	—	—
Ending balance, December 31, 2021	$2.8	$13.3	$16.1
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2021	$—	$—	$—

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2020	$7.4	$18.2	$25.6
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income	—	(5.9)	(5.9)
Included in other comprehensive loss	(0.5)	—	(0.5)
Purchases, issuances, sales, and settlements:
Purchases	0.1	5.2	5.3
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Ending balance, December 31, 2020	$7.0	$17.5	$24.5
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2020	$—	$—	$—
At December 31, 2021 and 2020, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.

4.    Allowance for Credit Losses
Premiums receivable
The following table represents the balances of premiums receivable, net of allowance for uncollectible premiums, including expected credit losses, at December 31, 2021 and January 1, 2021, and the changes in the allowance for the year ended December 31, 2021.

(in millions)	Premiums Receivable, Net of Allowance for Estimated Uncollectible Premiums	Allowance for Estimated Uncollectible Premiums
Balance, January 1, 2021	$679.8	$9.4
Current period change for estimated uncollectible premiums		(3.1)
Write-offs of uncollectible premiums receivable		(0.6)
Foreign exchange adjustments		—
Balance, December 31, 2021	$648.6	$5.7
Reinsurance Recoverables
The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, including expected credit losses, at December 31, 2021 and January 1, 2021, and changes in the allowance for estimated uncollectible reinsurance for the year ended December 31, 2021.

(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance
Balance, January 1, 2021	$3,009.0	$4.1
Current period change for estimated uncollectible reinsurance		(0.3)
Write-offs of uncollectible reinsurance recoverables		—
Balance, December 31, 2021	$2,966.4	$3.8
We primarily utilize A.M. Best credit ratings when determining the allowance, adjusted as needed based on our historical experience with the reinsurers. Certain of our reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.
5.    Leases
Our operating lease obligations are for office facilities, corporate housing and equipment. Our leases have remaining lease terms ranging between less than 1 year and 13 years, some of which include options to extend the leases. Expenses associated with leases totaled $18.3 million for the year ended December 31, 2021, as compared to $20.3 million for the year ended December 31, 2020. The components of lease expense, and other lease information, as of and during the year ended December 31, 2021 and 2020 are as follows:

	December 31,
(in millions)	2021	2020
Operating leases right-of-use assets	$81.4	$82.0
Operating lease liabilities	97.7	95.8

Operating lease weighted-average remaining lease term	9.51	10.50
Operating lease weighted-average discount rate	3.53%	3.77%

	For the Year Ended December 31,
(in millions)	2021	2020
Operating lease costs	$14.2	$15.3
Variable lease costs	6.2	5.4
Sublease income	(2.1)	(0.4)
Total lease costs	$18.3	$20.3

Operating cash flows from operating leases (fixed payments)	$14.9	$15.7
Operating cash flows from operating leases (liability reduction)	$12.8	$12.8
Our finance leases and short-term leases as of December 31, 2021 and 2020 were not material.
Future minimum lease payments under operating leases as of December 31, 2021 were as follows:

December 31,
(in millions)	2021
2022	13.8
2023	13.4
2024	11.8
2025	11.6
2026	11.2
Thereafter	54.4
Total future minimum lease payments	$116.2

Future lease obligations
Less imputed interest	(18.5)
Total operating lease liability	$97.7
We have certain investment properties that we lease to independent, third parties. These properties consist of an office building that is currently leased through August 2026 and one condominium that was leased on a short-term basis. The carrying value of the office building is included in “Other assets” on our consolidated balance sheet. The condominium was placed for sale in December 2019, and sold in January 2021. The carrying value of this condominium is included in the “Assets held for Sale” on our consolidated balance sheet. Income for these leased properties was $1.4 million for the year ended December 31, 2021 and $2.6 million for the year ended December 31, 2020. Income for these leased properties is included in “fee and other income” on our consolidated statements of income (loss).
6.    Reinsurance
We reinsure certain risks with other insurance companies. Such arrangements serve to limit our maximum loss on certain individual risks as well as on catastrophes and large or unusually hazardous risks. We are liable to our insureds for reinsurance ceded in the event our reinsurers do not meet their obligations. Thus, a credit exposure exists with respect to reinsurance ceded to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. Our allowance for uncollectible reinsurance balances receivable on paid losses and incurred claims was $3.8 million and $4.1 million as of December 31, 2021 and 2020, respectively (see Note 4, “Allowance for Credit Losses” for additional information). Under certain reinsurance agreements, collateral, including letters of credit, is held to secure performance of reinsurers in meeting their obligations. The amount of such collateral was $1,085.5 million and $1,131.4 million at December 31, 2021 and 2020, respectively. The collateral we hold does not apply to our entire outstanding reinsurance recoverable. Rather, collateral is provided on an individual contract basis, as appropriate. For each individual reinsurer, the collateral held may exceed or fall below the total outstanding recoverable from that individual reinsurer.

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
Estimated losses recoverable from reinsurers and the ceded portion of unearned premiums are reported as assets in our consolidated balance sheets. Included in “reinsurance recoverables” are paid loss recoverables of $494.6 million and $509.1 million as of December 31, 2021 and 2020, respectively. “Earned premiums” and “losses and loss adjustment expenses” are reported net of reinsurance in our consolidated statements of income (loss).
Losses and loss adjustment expenses of $1,314.6 million, $1,208.8 million and $1,220.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, are net of amounts ceded to reinsurers of $829.6 million, $941.3 million and $1,031.1 million, respectively.
We are required to accept certain assigned risks and other legally mandated reinsurance obligations. Prior to the mid-1980s, we assumed various forms of casualty reinsurance for which we continue to maintain reserves for losses and loss adjustment expenses (see Note 8, “Run-off Lines”). For such assumed reinsurance transactions, we engage in various monitoring steps that are common with assumed reinsurance such as ongoing claims reviews. We assumed property related reinsurance primarily through, Argo Re and Ariel Re, and casualty related reinsurance primarily through Syndicate 1200.
Premiums were as follows:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Direct written premiums	$2,990.6	$2,676.1	$2,510.4
Reinsurance ceded to other companies	(1,203.9)	(1,423.2)	(1,375.6)
Reinsurance assumed from other companies	190.6	557.2	619.8
Net written premiums	$1,977.3	$1,810.1	$1,754.6
Direct earned premiums	$2,917.7	$2,660.6	$2,412.4
Reinsurance ceded to other companies	(1,272.7)	(1,388.6)	(1,286.7)
Reinsurance assumed from other companies	265.1	508.5	604.0
Net earned premiums	$1,910.1	$1,780.5	$1,729.7
Percentage of reinsurance assumed to net earned premiums	13.9%	28.6%	34.9%

7.     Reserves for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Net reserves beginning of the year	$2,906.1	$2,722.7	$2,562.9
Net AIL reserves acquired	—	27.9	—
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	1,176.3	1,201.1	1,082.6
Prior accident years	138.3	7.7	138.1
Losses and LAE incurred during calendar year, net of reinsurance	1,314.6	1,208.8	1,220.7
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	180.8	253.4	224.3
Prior accident years	688.4	866.4	806.0
Losses and LAE payments made during current calendar year, net of reinsurance:	869.2	1,119.8	1,030.3
Net reserve ceded - reinsurance to close transaction for years of account 2017 and prior (1)	219.7	—	—
Change in participation interest (2)	8.4	32.8	(14.4)
Foreign exchange adjustments	(17.0)	33.7	(16.2)
Net reserves - end of period	3,123.2	2,906.1	2,722.7
Add:
Reinsurance recoverables on unpaid losses and LAE, end of period	2,471.8	2,499.9	2,434.9
Gross reserves - end of period	$5,595.0	$5,406.0	$5,157.6
(1) Amount represents a decrease in reserves due to an RITC to RiverStone, see Note 2, recent acquisitions, disposals & other transactions.
(2) Amount represents (decrease) increase in reserves due to change in our Syndicate 1200 and Syndicate 1910 participation.
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
Underwriting results for the year ended December 31, 2021 included net losses and loss adjustment expenses attributed to the COVID-19 pandemic of $12.4 million, primarily resulting from contingency and property exposures in the Company’s International Operations. Property losses relate to sub-limited affirmative business interruption coverage, primarily in certain International markets, as well as expected costs associated with claims handling.
The impact from the unfavorable (favorable) development of prior accident years’ losses and LAE reserves on each reporting segment is presented below:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
U.S. Operations	$120.9	$2.4	$15.7
International Operations	(26.9)	(6.2)	110.4
Run-off Lines	44.3	11.5	12.0
Total (favorable) unfavorable prior-year development	$138.3	$7.7	$138.1
The following describes the primary factors behind each segment’s prior accident year reserve development for the years ended December 31, 2021, 2020 and 2019:
Year ended December 31, 2021:
•U.S. Operations: Net unfavorable development in liability and professional lines, partially offset by favorable development in specialty. The liability lines and professional lines prior-year development was largely due to movements in the fourth quarter of 2021. The liability lines movement was largely due to actual incurred loss movements greater than the expected movements in business units with significant exposure to claims alleging construction defect ($112.1 million of prior year development), driven by accident years 2017 and prior. The professional lines movement was driven by evaluations of individual management liability claims. The professional lines prior-year development of $33.0 million was driven by accident years 2018 and prior.
•International Operations: Net favorable development primarily related to favorable development in liability and property lines, partially offset by unfavorable development in Argo Insurance Bermuda. The unfavorable movement in Argo Insurance Bermuda was driven by liability and professional losses.
•Run-off Lines: Net unfavorable loss reserve development in run-off liability lines, including asbestos and environmental lines, and risk management workers compensation. The movement on liability exposures excluding asbestos and environmental was due to analysis of individual claims. The exposures driving the change were largely the result of claims alleging abuse. A large portion of the change was due to defense costs. The movement on asbestos and environmental lines was due to higher than expected loss activity and movements on large claims alleging environmental losses.
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
The spread of COVID-19 and related economic shutdown has increased the uncertainty that is always present in our estimate of the ultimate cost of loss and settlement expense. Actuarial models base future emergence on historic experience, with adjustments for current trends, and the appropriateness of these assumptions involved more uncertainty as of December 31, 2021. We expect there will be impacts to the timing of loss emergence and ultimate loss ratios for certain coverages we underwrite. The industry is experiencing new issues, including the temporary suspension of civil court cases in most states, the extension of certain statutes of limitations and the impact on our insureds from a significant reduction in economic activity. Our booked reserves include consideration of these factors, but legislative, regulatory or judicial actions could result in loss reserve deficiencies and reduce earnings in future periods.
Short-Duration Contract Disclosures
Our basis for disaggregating short-duration contracts is by each of our two ongoing reporting segments, U.S. Operations and International Operations, with International Operations further disaggregated by operating divisions. We have chosen to disaggregate the data in this way so as to not obscure useful information by otherwise aggregating items with significantly different characteristics. See Note 19, “Segment Information,” for additional information regarding our two ongoing reporting segments.
Operating Divisions
Our U.S. Operations reporting segment is comprised of one primary operating division (see Note 19, “Segment Information” for additional information on U.S Operations). International Operations’ primary operating divisions are Argo Insurance Bermuda and Syndicate 1200. Each of these operating divisions are further described below.
Argo Insurance Bermuda
Argo Insurance Bermuda offers casualty, property and professional lines, which serves the needs of global clients by providing the following coverages: property, general and products liability, directors and officers liability, errors and omissions liability and employment practices liability.
Syndicate 1200
The Syndicate 1200 division is focused on underwriting property, specialty and non-U.S. liability insurance and reinsurance through Argo Underwriting Agency, Ltd. on behalf of Lloyd’s Syndicate 1200 within the Lloyd’s of London global franchise.
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
Descriptions of the primary types of coverages, as disclosed in the following tables, included in the significant lines of business for each operating division are noted below:
U.S Operations
•Liability: primary and excess specialty casualty, general liability, commercial multi-peril, workers compensation, product liability, environmental liability, and auto liability
•Professional: management liability, transaction liability and errors and omissions liability
•Property: primary and excess property, inland marine and auto physical damage
•Specialty: surety, animal mortality and ocean marine
Argo Insurance Bermuda
•Liability: directors and officers liability, errors and omissions liability and employment practices liability
Syndicate 1200
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
We have a Run-off Lines segment for certain products that we no longer underwrite, including asbestos and environmental claims. We have excluded the Run-off Lines segment from the following disaggregated short-duration contract disclosures due to its insignificance to our consolidated financial position and results of operations, both quantitatively and qualitatively. Gross reserves for losses and LAE in Run-off Lines account for less than 5% of our consolidated gross reserves for losses and LAE, and are primarily related to accident years prior to the mid-1990s. As such, claims development tables for the most recent ten accident years would not provide meaningful information to users of our financial statements, as the majority of the remaining reserves for losses and LAE would be for accident years not separately presented. See Note 8, “Run-off Lines,” for further information on this segment, including discussion of prior accidents years’ development.
Foreign Currency
Portions of the business we write in the Syndicate 1200 and Argo Bermuda Insurance is denominated in foreign currencies. We used the December 31, 2021 balance sheet foreign exchange rates to recast the incurred and paid claims information for all periods presented in the following claims development tables in order to eliminate the effects of changes in foreign currency translation rates.

Lloyd’s Reinsurance to Close Process

Syndicate 1200 and Syndicate 1910 are subject to the reinsurance to close process at Lloyd’s where a year of account stays open for three years and is then reinsured into the next year of account. As a result, our economic participation on the years reinsured into the next year of account can change, perhaps significantly. We recast the incurred and paid claims information for all periods presented in the following claims development tables in order to eliminate the effects of the changes in economic participation. In addition, the assets and liabilities for the 2017 and prior years of account for Syndicate 1200 were transferred to Riverstone as part of the reinsurance to close transaction effective on January 1, 2021. As a result, losses from the 2017 and prior years of account are no longer included in the Syndicate 1200 triangles.
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

Given the long-tail nature of some of our claims, judgement used in selecting actuarial assumptions and weighing the indications of the various actuarial methods in developing our ultimate loss selection may have a material impact on our reserves. Construction defect and professional liability claims are two examples where determining the ultimate claims liability can be complex and challenging. Claims on these lines are subject to greater inherent variability than is typical of the remainder of the Company’s reserves, and are highly dependent upon court settlements, economic conditions, and the predictability of those results inherently have a larger range of potential outcomes.

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

As described above, various actuarial methods are used to determine the reserves for losses and LAE recorded in our consolidated balance sheets. Weightings of methods at a detailed level may change from evaluation to evaluation based on a number of observations, measures, and time elements. There were no significant changes to the methods and assumptions underlying our consolidated reserve estimations and selections as of December 31, 2021.
Incurred & Paid Claims Development Disclosures
The following tables provide information about incurred and cumulative paid losses and allocated loss adjustment expenses (“ALAE”), net of reinsurance. The following tables also include IBNR reserves plus expected development on reported claims and the cumulative number of reported claims as of December 31, 2021.

Reporting Segment: U.S. Operations Line of Business: Liability (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)
2012	$329.9	$342.3	$339.3	$336.9	$335.9	$329.7	$328.9	$327.2	$328.2	$329.3
2013		344.5	355.8	361.0	360.4	351.5	346.6	343.1	344.8	357.3
2014			328.6	337.1	330.0	326.3	323.9	321.9	327.4	341.3
2015				339.8	343.8	330.3	328.7	328.0	335.4	347.9
2016					342.6	350.5	342.4	353.0	355.3	379.0
2017						374.8	373.7	384.3	397.7	431.7
2018							426.1	430.4	414.5	420.4
2019								421.1	423.7	427.1
2020									404.2	386.7
2021										416.5
									Total	$3,837.2

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)
2012	$37.3	$103.8	$169.8	$226.6	$263.2	$285.3	$295.4	$305.3	$313.2	$315.7
2013		36.5	109.7	174.3	228.8	266.5	289.3	306.9	318.2	325.4
2014			32.4	91.0	154.6	206.9	240.6	266.3	283.2	291.4
2015				33.7	86.9	140.2	195.6	236.4	263.9	289.3
2016					28.5	84.5	144.1	217.1	255.6	293.8
2017						27.8	83.0	158.8	238.5	295.2
2018							34.3	98.9	175.8	245.5
2019								32.4	113.6	186.1
2020									25.6	85.9
2021										27.6
									Total	$2,355.9
Outstanding liabilities for unpaid losses and ALAE prior to 2012, net of reinsurance										59.4
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$1,540.7

	As of December 31, 2021
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2012	$329.3	$35.6	27,587
2013	357.3	48.4	27,258
2014	341.3	56.3	23,473
2015	347.9	54.2	21,729
2016	379.0	60.7	18,693
2017	431.7	102.3	20,868
2018	420.4	117.0	23,150
2019	427.1	181.8	22,270
2020	386.7	261.2	17,001
2021	416.5	366.6	11,344
(1)Information presented for calendar years prior to 2021 is required supplementary information and is unaudited.
(2)During 2021, the Company revised the manner in which it measures reported claims. The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims. During 2021, we implemented additional processes to consolidate multiple data sources for U.S. Operations reserving. As part of that process, the level of detail used to determine the number of reported claims for some of the business units in US Operations changed. As a result, the cumulative number of reported claims for each accident year presented above as of December 31, 2021 is not comparable to the cumulative number of reported claims disclosed in previously issued financial statements.

Reporting Segment: U.S. Operations Line of Business: Professional (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)
2012	$27.8	$28.3	$28.6	$25.8	$24.0	$24.5	$24.9	$24.7	$24.4	$24.3
2013		20.9	21.5	21.1	19.0	19.8	19.5	18.3	18.1	18.0
2014			22.4	22.4	26.0	33.7	36.2	35.4	35.1	34.4
2015				29.9	29.5	33.2	34.0	37.1	37.9	38.3
2016					44.2	44.8	45.1	42.9	35.5	43.0
2017						60.1	61.8	78.3	87.9	99.5
2018							70.8	73.2	79.2	94.8
2019								94.4	96.8	105.0
2020									152.6	142.6
2021										177.9
									Total	777.8

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)
2012	$2.3	$8.6	$16.9	$19.9	$21.4	$22.6	$23.5	$24.2	$24.0	$24.3
2013		1.9	6.3	10.9	14.2	17.6	17.5	17.9	17.9	17.9
2014			2.3	5.4	15.1	24.1	25.5	32.3	33.3	33.6
2015				1.8	8.3	15.6	20.8	26.2	31.3	31.7
2016					2.4	11.9	24.6	28.9	30.8	34.4
2017						3.5	24.9	38.0	59.7	77.9
2018							4.5	16.7	43.8	62.6
2019								4.9	32.9	50.0
2020									13.3	36.4
2021										12.1
									Total	$380.9
Outstanding liabilities for unpaid losses and ALAE prior to 2012, net of reinsurance										14.4
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$411.3

	As of December 31, 2021
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2012	$24.3	$0.1	642
2013	18.0	0.1	625
2014	34.4	0.1	1,044
2015	38.3	2.2	1,831
2016	43.0	(0.1)	3,256
2017	99.5	4.2	3,759
2018	94.8	(0.5)	4,303
2019	105.0	22.5	5,091
2020	142.6	78.7	5,389
2021	177.9	149.2	5,208
(1)Information presented for calendar years prior to 2021 is required supplementary information and is unaudited.
(2)During 2021, the Company revised the manner in which it measures reported claims. The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims. During 2021, we implemented additional processes to consolidate multiple data sources for U.S. Operations reserving. As part of that process, the level of detail used to determine the number of reported claims for some of the business units in US Operations changed. As a result, the cumulative number of reported claims for each accident year presented above as of December 31, 2021 is not comparable to the cumulative number of reported claims disclosed in previously issued financial statements.

Reporting Segment: U.S. Operations Line of Business: Property (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)
2012	$103.8	$101.8	$98.7	$98.8	$98.5	$98.7	$98.7	$98.6	$98.6	$97.4
2013		74.5	79.9	78.7	78.2	77.8	78.2	78.4	78.2	77.2
2014			80.4	82.2	77.0	77.1	76.9	76.9	76.1	76.0
2015				74.0	73.4	69.9	68.9	69.1	69.2	69.2
2016					59.4	57.6	57.1	56.6	56.6	56.5
2017						75.2	79.6	86.9	94.9	94.5
2018							89.2	93.1	95.1	96.9
2019								91.4	88.8	98.4
2020									129.5	133.2
2021										111.7
									Total	$911.0

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)
2012	$70.1	$97.2	$98.0	$98.2	$98.4	$98.4	$98.7	$98.6	$98.6	$97.4
2013		52.5	73.2	75.5	77.4	77.1	75.9	78.1	78.2	77.2
2014			51.6	73.1	75.7	76.4	76.3	76.4	76.1	76.0
2015				44.6	67.6	68.6	67.9	68.3	68.5	69.0
2016					39.4	55.2	55.8	56.1	56.4	56.3
2017						54.4	95.3	113.9	100.8	88.4
2018							61.3	126.7	107.0	98.8
2019								55.8	82.4	90.9
2020									75.9	116.6
2021										71.3
									Total	841.9
Outstanding liabilities for unpaid losses and ALAE prior to 2012, net of reinsurance										(0.3)
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$68.8

	As of December 31, 2021
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2012	$97.4	$6.3	15,005
2013	77.2	0.9	10,717
2014	76.0	0.5	8,559
2015	69.2	0.8	7,746
2016	56.5	2.0	7,999
2017	94.5	—	10,388
2018	96.9	(12.9)	11,145
2019	98.4	2.1	11,724
2020	133.2	(9.3)	11,504
2021	111.7	(0.6)	9,265
(1)Information presented for calendar years prior to 2021 is required supplementary information and is unaudited.
(2)During 2021, the Company revised the manner in which it measures reported claims. The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims. During 2021, we implemented additional processes to consolidate multiple data sources for U.S. Operations reserving. As part of that process, the level of detail used to determine the number of reported claims for some of the business units in US Operations changed. As a result, the cumulative number of reported claims for each accident year presented above as of December 31, 2021 is not comparable to the cumulative number of reported claims disclosed in previously issued financial statements.

Reporting Segment: U.S. Operations Line of Business: Specialty (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)
2012	$7.5	$6.7	$4.9	$4.3	$4.0	$3.9	$3.5	$3.6	$3.3	$3.3
2013		10.0	8.6	4.6	2.5	1.7	0.9	0.9	0.9	0.9
2014			13.1	13.1	8.9	6.0	4.8	4.6	4.6	4.1
2015				14.8	14.3	9.5	5.5	1.2	0.5	0.3
2016					15.0	15.0	11.2	6.2	4.7	3.3
2017						16.2	16.2	7.6	0.9	0.7
2018							20.9	17.4	3.3	3.5
2019								22.7	8.5	5.6
2020									25.4	10.3
2021										27.9
									Total	$59.9

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)
2012	$3.6	$3.3	$3.3	$3.3	$3.3	$3.4	$3.3	$3.4	$3.4	$3.4
2013		0.4	0.9	0.9	0.9	0.9	0.9	0.9	0.9	0.9
2014			1.1	3.3	4.0	4.0	4.1	4.1	4.0	4.1
2015				0.2	0.1	0.2	0.3	0.3	0.3	0.3
2016					1.3	1.6	2.2	2.2	2.2	2.8
2017						0.3	0.1	—	0.1	0.2
2018							—	0.7	1.7	1.2
2019								0.7	0.7	3.2
2020									0.3	7.6
2021										0.3
									Total	24.0
Outstanding liabilities for unpaid losses and ALAE prior to 2012, net of reinsurance										0.6
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$36.5

	As of December 31, 2021
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2012	$3.3	$—	121
2013	0.9	0.1	47
2014	4.1	—	45
2015	0.3	—	24
2016	3.3	0.9	56
2017	0.7	1.0	106
2018	3.5	2.6	142
2019	5.6	0.6	233
2020	10.3	2.3	409
2021	27.9	26.5	427
(1)Information presented for calendar years prior to 2021 is required supplementary information and is unaudited.
(2)During 2021, the Company revised the manner in which it measures reported claims. The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims. During 2021, we implemented additional processes to consolidate multiple data sources for U.S. Operations reserving. As part of that process, the level of detail used to determine the number of reported claims for some of the business units in US Operations changed. As a result, the cumulative number of reported claims for each accident year presented above as of December 31, 2021 is not comparable to the cumulative number of reported claims disclosed in previously issued financial statements.

Reporting Segment: International Operations Operating Division: Argo Insurance Bermuda Line of Business: Liability (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)
2012	$7.4	$7.4	$7.4	$5.6	$4.4	$1.7	$—	$0.6	$0.6	$0.6
2013		8.5	8.5	8.5	8.5	4.9	2.2	5.3	5.3	6.0
2014			9.8	9.8	9.8	6.2	1.5	2.3	2.3	1.6
2015				11.3	14.3	24.8	35.4	45.4	45.1	51.3
2016					13.9	14.0	14.0	6.6	6.1	0.8
2017						17.1	17.3	26.9	30.3	37.3
2018							8.9	32.1	26.6	24.2
2019								13.3	13.6	13.8
2020									23.3	24.9
2021										12.3
									Total	$172.8

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)
2012	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2013		—	—	—	—	2.3	2.3	2.3	2.4	2.4
2014			—	—	0.1	0.1	1.2	1.2	1.4	1.4
2015				—	—	16.1	20.3	26.6	34.8	38.9
2016					—	—	—	0.1	0.1	0.2
2017						—	3.3	3.4	18.0	19.7
2018							—	13.8	18.3	18.5
2019								—	0.1	0.7
2020									0.8	7.0
2021										—
									Total	$88.8
Outstanding liabilities for unpaid losses and ALAE prior to 2012, net of reinsurance										—
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$84.0

	As of December 31, 2021
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2012	$0.6	$0.5	1,392
2013	6.0	0.7	1,200
2014	1.6	(0.4)	1,350
2015	51.3	—	1,613
2016	0.8	0.5	1,943
2017	37.3	10.4	2,129
2018	24.2	5.2	1,110
2019	13.8	12.7	1,168
2020	24.9	16.6	1,267
2021	12.3	12.3	1,053
(1)Information presented for calendar years prior to 2021 is required supplementary information and is unaudited.
(2)The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims.

Reporting Segment: International Operations Operating Division: Syndicate 1200 Line of Business: Liability (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)
2012	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2013		—	—	—	—	—	—	—	—	—
2014			—	—	—	—	—	—	—	—
2015				—	—	—	—	—	—	—
2016					—	—	—	—	—	—
2017						—	—	—	—	—
2018							17.8	19.6	19.5	19.9
2019								14.6	15.7	15.2
2020									15.2	14.6
2021										15.8
									Total	$65.5

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)
2012	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2013		—	—	—	—	—	—	—	—	—
2014			—	—	—	—	—	—	—	—
2015				—	—	—	—	—	—	—
2016					—	—	—	—	—	—
2017						—	—	—	—	—
2018							0.6	2.5	5.9	6.1
2019								1.4	4.6	5.2
2020									1.1	1.5
2021										0.2
									Total	$13.0
Outstanding liabilities for unpaid losses and ALAE prior to 2012, net of reinsurance										3.7
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$56.2

	As of December 31, 2021
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims
2012	$—	$—
2013	—	—
2014	—	—
2015	—	—
2016	—	—
2017	—	—
2018	19.9	5.0
2019	15.2	5.3
2020	14.6	8.0
2021	15.8	12.7
(1)Information presented for calendar years prior to 2021 is required supplementary information and is unaudited.

Reporting Segment: International Operations Operating Division: Syndicate 1200 Line of Business: Professional (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)
2012	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2013		—	—	—	—	—	—	—	—	—
2014			—	—	—	—	—	—	—	—
2015				—	—	—	—	—	—	—
2016					—	—	—	—	—	—
2017						—	—	—	—	—
2018							13.7	14.4	15.3	15.5
2019								19.5	20.9	20.2
2020									25.0	25.0
2021										24.9
									Total	$85.6

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)
2012	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2013		—	—	—	—	—	—	—	—	—
2014			—	—	—	—	—	—	—	—
2015				—	—	—	—	—	—	—
2016					—	—	—	—	—	—
2017						—	—	—	—	—
2018							0.1	1.8	4.5	4.6
2019								2.7	8.7	9.1
2020									2.2	3.1
2021										0.7
									Total	$17.5
Outstanding liabilities for unpaid losses and ALAE prior to 2012, net of reinsurance										10.5
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$78.6

	As of December 31, 2021
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims
2012	$—	$—
2013	—	—
2014	—	—
2015	—	—
2016	—	—
2017	—	—
2018	15.5	4.6
2019	20.2	7.1
2020	25.0	12.0
2021	24.9	20.0
(1)Information presented for calendar years prior to 2021 is required supplementary information and is unaudited.

Reporting Segment: International Operations Operating Division: Syndicate 1200 Line of Business: Property (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)
2012	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2013		—	—	—	—	—	—	—	—	—
2014			—	—	—	—	—	—	—	—
2015				—	—	—	—	—	—	—
2016					—	—	—	—	—	—
2017						—	—	—	—	—
2018							19.7	21.8	21.7	22.1
2019								37.2	40.1	38.7
2020									62.8	60.3
2021										113.5
									Total	$234.6

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020(1)	2021 (1)
2012	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2013		—	—	—	—	—	—	—	—	—
2014			—	—	—	—	—	—	—	—
2015				—	—	—	—	—	—	—
2016					—	—	—	—	—	—
2017						—	—	—	—	—
2018							1.5	6.1	14.4	14.8
2019								9.5	31.9	36.0
2020									20.0	29.1
2021										15.6
									Total	$95.5
Outstanding liabilities for unpaid losses and ALAE prior to 2012, net of reinsurance										—
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$139.1

	As of December 31, 2021
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims
2012	$—	$—
2013	—	—
2014	—	—
2015	—	—
2016	—	—
2017	—	—
2018	22.1	0.2
2019	38.7	1.2
2020	60.3	6.0
2021	113.5	68.1
(1)Information presented for calendar years prior to 2021 is required supplementary information and is unaudited.

Reporting Segment: International Operations Operating Division: Syndicate 1200 Line of Business: Specialty (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)
2012	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2013		—	—	—	—	—	—	—	—	—
2014			—	—	—	—	—	—	—	—
2015				—	—	—	—	—	—	—
2016					—	—	—	—	—	—
2017						—	—	—	—	—
2018							43.8	53.8	55.0	53.0
2019								66.5	84.0	80.5
2020									109.8	108.2
2021										72.6
									Total	$314.3

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2012 (1)	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)
2012	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2013		—	—	—	—	—	—	—	—	—
2014			—	—	—	—	—	—	—	—
2015				—	—	—	—	—	—	—
2016					—	—	—	—	—	—
2017						—	—	—	—	—
2018							3.0	23.8	32.7	25.5
2019								31.3	65.8	65.8
2020									27.7	42.9
2021										9.7
									Total	$143.9
Outstanding liabilities for unpaid losses and ALAE prior to 2012, net of reinsurance										—
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$170.4

	As of December 31, 2021
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims
2012	$—	$—
2013	—	—
2014	—	—
2015	—	—
2016	—	—
2017	—	—
2018	53.0	2.2
2019	80.5	5.1
2020	108.2	19.8
2021	72.6	37.8
(1)Information presented for calendar years prior to 2021 is required supplementary information and is unaudited.

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
The reconciliation of the net incurred and paid development tables to the liability for unpaid losses and LAE in our consolidated balance sheets is as follows:

(in millions)	As of December 31, 2021
Liabilities for unpaid losses and ALAE:
US Operations:
Liability	$1,540.7
Professional	411.3
Property	68.8
Specialty	36.5
International Operations:
Argo Insurance Bermuda- Liability	84.0
Syndicate 1200 - Liability	56.2
Syndicate 1200 - Professional	78.6
Syndicate 1200 - Property	139.1
Syndicate 1200 - Specialty	170.4
Run-off Lines	183.4
Other lines	302.6
Total liabilities for unpaid losses and ALAE, net of reinsurance	3,071.6

Reinsurance recoverables on unpaid losses and LAE:
US Operations:
Liability	825.4
Professional	251.3
Property	206.9
Specialty	11.4
International Operations:
Argo Insurance Bermuda- Liability	207.6
Syndicate 1200 - Liability	30.8
Syndicate 1200 - Professional	74.6
Syndicate 1200 - Property	102.6
Syndicate 1200 - Specialty	103.3
Run-off Lines	82.5
Other lines	575.4
Total reinsurance recoverables on unpaid losses and LAE	2,471.8

Unallocated loss adjustment expenses	70.4
Unamortized reserve discount	(18.8)
Gross liability for unpaid losses and LAE	$5,595.0

Other lines in the table above is comprised of lines of business and operating divisions within our two ongoing reporting segments which are not individually significant for separate disaggregated disclosure.

Claims Duration
The following table provides supplementary unaudited information about the annual percentage payout of incurred losses and ALAE, net of reinsurance, as of December 31, 2021:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (1)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10	Remainder
U.S. Operations:
US Liability	8.9%	17.6%	18.2%	18.3%	11.5%	8.3%	5.2%	3.6%	2.4%	1.7%	4.3%
US Professional	6.1%	19.1%	22.0%	18.6%	12.5%	8.9%	5.5%	3.2%	1.8%	1.0%	1.2%
US Property	58.4%	32.5%	5.7%	2.3%	0.7%	0.2%	0.1%	—%	—%	—%	—%
US Specialty	52.7%	22.8%	19.2%	3.4%	1.2%	0.4%	0.1%	0.1%	—%	—%	—%
International Operations:
Bermuda Insurance Liability	0.6%	14.2%	12.7%	13.2%	12.2%	10.5%	8.6%	6.8%	5.3%	4.0%	11.9%
S1200 Liability	6.3%	11.5%	13.4%	15.0%	16.0%	11.7%	6.9%	5.2%	3.7%	2.7%	7.6%
S1200 Professional	7.3%	12.5%	18.5%	17.6%	12.4%	8.7%	5.9%	4.5%	3.2%	2.3%	7.1%
S1200 Property	33.8%	39.2%	14.3%	8.4%	2.7%	0.8%	0.4%	0.2%	0.1%	—%	0.1%
S1200 Specialty	32.0%	36.4%	16.7%	9.2%	3.0%	1.5%	0.6%	0.3%	0.1%	—%	—%
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

	Carrying Amount of
	Reserves for Losses & LAE			Aggregate Amount of Discount
	As of December 31,			As of December 31,
(in millions, except discount percentages)	2021	2020	2019	2021	2020	2019
US Operations:
Commercial Specialty - Liability	$163.1	$150.4	$153.1	$14.1	$12.9	$13.0
Run-off Lines	114.3	128.4	148.9	4.7	4.9	4.9
Total	$277.4	$278.8	$302.0	$18.8	$17.8	$17.9

	Interest Accretion (1)			Discount Rate
	For the Years Ended December 31,			As of December 31,
	2021	2020	2019	2021	2020	2019
US Operations:
Commercial Specialty - Liability	$0.9	$1.9	$1.3	2.25%	2.25%	2.25%
Run-off Lines	0.2	—	0.2	3.50%	3.50%	3.50%
Total	$1.1	$1.9	$1.5
(1) Interest accretion is recorded in the line item “Losses and loss adjustment expenses” in our Consolidated Statements of Income (Loss).

8.    Run-off Lines
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
The following table presents our gross reserves for Run-off Lines as of December 31:

	December 31,
(in millions)	2021	2020
Asbestos and Environmental:
Reinsurance assumed	$29.6	$29.4
Other	34.2	29.9
Total Asbestos and Environmental	63.8	59.3
Risk-management	162.6	162.4
Run-off reinsurance lines	0.5	0.5
Other run-off lines	34.3	14.3
Gross reserves - Run-off Lines	$261.2	$236.5
We have received asbestos and environmental liability claims arising from other liability coverage primarily written in the 1960s, 1970s and into the early 1980s. Asbestos and environmental claims originate from policies directly underwritten by us and from reinsurance assumed during this period, including a portion assumed from the London market. Reserves for other run-off lines relate to other liability coverage primarily written in the 1970’s, with recent claim activity relating to abuse claims. The following table represents the total gross reserves for our asbestos exposure:

	December 31,
(in millions)	2021	2020	2019
Direct written
Case reserves	$3.0	$3.1	$2.7
Unallocated loss adjustment expense ("ULAE")	0.5	0.5	0.5
Incurred but not reported ("IBNR")	19.9	20.2	16.1
Total direct written reserves	23.4	23.8	19.3
Assumed domestic
Case reserves	7.4	8.4	9.1
ULAE	0.8	0.8	0.8
IBNR	11.9	12.8	11.2
Total assumed domestic reserves	20.1	22.0	21.1
Assumed London
Case reserves	2.1	1.4	1.3
IBNR	2.3	1.6	1.1
Total assumed London reserves	4.4	3.0	2.4
Total asbestos reserves	$47.9	$48.8	$42.8

The following table presents our underwriting losses for Run-off Lines:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Asbestos and Environmental:
Reinsurance assumed	$(4.7)	$(5.7)	$(4.4)
Other	(10.0)	(11.7)	(3.9)
Total Asbestos and Environmental	(14.7)	(17.4)	(8.3)
Risk-management	(9.9)	7.6	(4.9)
Run-off reinsurance lines	—	0.4	0.7
Other run-off lines	(20.1)	(3.4)	(1.7)
Total underwriting loss - Run-off Lines	$(44.7)	$(12.8)	$(14.2)
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
Please see Note 7, “Reserves for Losses and Loss Adjustment Expenses” for further discussion.
9.    Long-term Debt
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
In accordance with ASU 2015-3, “Simplifying the Presentation of Debt Issuance Costs” (Topic 835), we present the unamortized debt issuance costs in the balance sheet as a direct deduction from the carrying value of the debt liability. At December 31, 2021 and 2020, the Notes consisted of the following:

(in millions)	December 31, 2021	December 31, 2020
Senior unsecured fixed rate notes
Principal	$143.8	$143.8
Less: unamortized debt issuance costs	(3.5)	(3.6)
Senior unsecured fixed rate notes, less unamortized debt issuance costs	$140.3	$140.2
Junior Subordinated Debentures
Through a series of trusts, that are wholly-owned subsidiaries (non-consolidated), we issued debt. The debentures are variable with the rate being reset quarterly and subject to certain interest rate ceilings. Interest payments are payable quarterly. The debentures are all unsecured and are subordinated to other indebtedness. At December 31, 2021 and 2020, all debentures were eligible for redemption subject to certain terms and conditions at a price equal to 100% of the principal plus accrued and unpaid interest.

A summary of our outstanding junior subordinated debentures is presented below:
December 31, 2021

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at December 31, 2021	Amount
Argo Group
5/15/2003	PXRE Capital Statutory Trust II	5/15/2033	3M LIBOR + 4.10%	4.26%	$18.0
11/6/2003	PXRE Capital Trust VI	9/30/2033	3M LIBOR + 3.90%	4.12%	10.3
Argo Group US
5/15/2003	Argonaut Group Statutory Trust I	5/15/2033	3M LIBOR + 4.10%	4.26%	15.5
12/16/2003	Argonaut Group Statutory Trust III	1/8/2034	3M LIBOR + 4.10%	4.22%	12.3
4/29/2004	Argonaut Group Statutory Trust IV	4/29/2034	3M LIBOR + 3.85%	4.00%	13.4
5/26/2004	Argonaut Group Statutory Trust V	5/24/2034	3M LIBOR + 3.85%	4.02%	12.4
5/12/2004	Argonaut Group Statutory Trust VI	6/17/2034	3M LIBOR + 3.80%	4.02%	13.4
9/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M LIBOR + 3.60%	3.80%	15.5
9/22/2004	Argonaut Group Statutory Trust VIII	9/22/2034	3M LIBOR + 3.55%	3.76%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M LIBOR + 3.60%	3.80%	15.5
9/14/2005	Argonaut Group Statutory Trust X	9/15/2035	3M LIBOR + 3.40%	3.60%	30.9
	Total Outstanding				$172.7
December 31, 2020

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at December 31, 2020	Amount
Argo Group
5/15/2003	PXRE Capital Statutory Trust II	5/15/2033	3M LIBOR + 4.10%	4.32%	$18.0
11/6/2003	PXRE Capital Trust VI	9/30/2033	3M LIBOR + 3.90%	4.15%	10.3
Argo Group US
5/15/2003	Argonaut Group Statutory Trust I	5/15/2033	3M LIBOR + 4.10%	4.32%	15.5
12/16/2003	Argonaut Group Statutory Trust III	1/8/2034	3M LIBOR + 4.10%	4.34%	12.3
4/29/2004	Argonaut Group Statutory Trust IV	4/29/2034	3M LIBOR + 3.85%	4.07%	13.4
5/26/2004	Argonaut Group Statutory Trust V	5/24/2034	3M LIBOR + 3.85%	4.05%	12.4
5/12/2004	Argonaut Group Statutory Trust VI	6/17/2034	3M LIBOR + 3.80%	4.03%	13.4
9/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M LIBOR + 3.60%	3.82%	15.5
9/22/2004	Argonaut Group Statutory Trust VIII	9/22/2034	3M LIBOR + 3.55%	3.79%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M LIBOR + 3.60%	3.82%	15.5
9/14/2005	Argonaut Group Statutory Trust X	9/15/2035	3M LIBOR + 3.40%	3.62%	30.9
	Total Outstanding				$172.7
Junior Subordinated Debentures from Maybrooke Acquisition
Unsecured junior subordinated debentures with a principal balance of $91.8 million were assumed through the acquisition of Maybrooke (“the acquired debt”). The acquired debt is carried on our consolidated balance sheet at $85.5 million, which represents the debt’s fair value at the date of acquisition plus accumulated accretion of discount to par value, as required by accounting for business combinations under ASC 805. At December 31, 2021, the acquired debt was eligible for redemption at par. Interest accrues on the acquired debt based on a variable rate, which is reset quarterly. Interest payments are payable quarterly.

A summary of the terms of the acquired debt outstanding is presented below:

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2021	Principal at December 31, 2021	Carrying Value at December 31, 2021
9/13/2007	9/15/2037	3 month LIBOR + 3.15%	3.35%	$91.8	$85.5

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2020	Principal at December 31, 2020	Carrying Value at December 31, 2020
9/13/2007	9/15/2037	3 month LIBOR + 3.15%	3.37%	$91.8	$85.1
Other Indebtedness
Our consolidated balance sheets include various long-term debt instruments under the caption “other indebtedness,” as detailed in the table below. Information regarding the terms and principal amounts of each of these debt instruments is also provided.

(in millions)	December 31,
Debt Type	2021	2020
Floating rate loan stock	$57.0	$60.7
Total other indebtedness	$57.0	$60.7
Floating Rate Loan Stock
Certain unsecured, unsubordinated debt was assumed through the acquisition of Argo Underwriting Agency, Ltd. At December 31, 2021 and 2020, all notes were eligible for redemption subject to certain terms and conditions at a price equal to 100% of the principal plus accrued and unpaid interest. Interest on the U.S. dollar and euro notes is due semiannually and quarterly, respectively. A summary of the notes outstanding at December 31, 2021 and 2020 is presented below:

(in millions)
Currency	Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2021	Amount
U.S. Dollar	12/8/2004	11/15/2034	6 month LIBOR + 4.2%	4.35%	$6.5
U.S. Dollar	10/31/2006	1/15/2036	6 month LIBOR + 4.0%	4.15%	10.0
Total U.S. Dollar notes					16.5
Euro	9/6/2005	8/22/2035	3 month Euribor + 4.0%	3.44%	13.5
Euro	10/31/2006	11/22/2036	3 month Euribor + 4.0%	3.44%	11.8
Euro	6/8/2007	9/15/2037	3 month Euribor + 3.9%	3.30%	15.2
Total Euro notes					40.5
Total notes outstanding					$57.0

(in millions)
Currency	Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2020	Amount
U.S. Dollar	12/8/2004	11/15/2034	6 month LIBOR + 4.2%	4.54%	$6.5
U.S. Dollar	10/31/2006	1/15/2036	6 month LIBOR + 4.0%	4.34%	10.0
Total U.S. Dollar notes					16.5
Euro	9/6/2005	8/22/2035	3 month Euribor + 4.0%	3.47%	14.7
Euro	10/31/2006	11/22/2036	3 month Euribor + 4.0%	3.47%	12.9
Euro	6/8/2007	9/15/2037	3 month Euribor + 3.9%	3.36%	16.6
Total Euro notes					44.2
Total notes outstanding					$60.7
No principal payments have been made since the acquisition of Argo Underwriting Agency, Ltd. The floating rate loan stock denominated in euros fluctuates due to foreign currency translation. The outstanding balance on these loans was $40.5 million and $44.2 million as of December 31, 2021 and 2020, respectively. The foreign currency translation adjustment is recorded in our consolidated statements of income (loss).
The following table presents interest and maturities of long-term debt as of December 31, 2021:

		For the Years Ended
(in millions)	Total	2022	2023	2024	2025	2026	Thereafter
Long-term debt:
Junior subordinated debentures (1)	421.4	10.4	11.3	11.8	11.8	11.8	364.3
Senior unsecured fixed rate notes (2)	335.4	9.3	9.4	9.3	9.4	9.3	288.7
Floating rate loan stock (3)	88.6	2.1	2.2	2.2	2.2	2.2	77.7
(1) Interest only on Junior Subordinated Debentures through 2037. Interest calculated based on interest rate forecast. Principal due beginning May 2033.
(2) Interest only on Senior Unsecured Fixed Rate Notes through 2042. Interest calculated based on the fixed rate of the notes. Principal due September 2042.
(3) Interest only on Floating Rate Loan Stock through 2034. Interest calculated based on interest rate forecast. Principal due beginning November 2034.

Borrowing Under Revolving Credit Facility

On November 2, 2018, each of Argo Group, Argo Group U.S., Inc., Argo International Holdings Limited, and Argo Underwriting Agency Limited (the “Borrowers”) entered into a new $325 million credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement includes a one-time borrowing of $125 million for a term loan (the “Term Loan”), and a $200 million revolving credit facility. The Company used most of the net proceeds from the Preferred Stock Offering (as defined in Note 11 “Shareholders’ Equity”) to pay off the Term Loan in September 2020. The Credit Agreement matures on November 2, 2023.

Borrowings under the Credit Agreement may be used for general corporate purposes, including working capital, permitted acquisitions and letters of credit, and each of the Borrowers has agreed to be jointly and severally liable for the obligations of the other Borrowers under the Credit Agreement.

The Credit Agreement contains customary events of default. If an event of default occurs and is continuing, the Borrowers could be required to immediately repay all amounts outstanding under the Credit Agreement. Lenders holding at least a majority of the loans and commitments under the Credit Agreement could elect to accelerate the maturity of the loans and/or terminate the commitments under the Credit Agreement upon the occurrence and during the continuation of an event of default.
Included in the Credit Agreement is a provision that allows up to $200.0 million of the revolving credit facility to be used for letters of credit (“LOCs”), subject to availability. At December 31, 2021 and 2020, there were $40.3 million and $70.5 million of LOCs, respectively, issued against the Credit Facility.
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

Issuance of LOCs using the uncommitted LOC facilities is at the discretion of the lenders. The availability of letters of credit under these secured facilities are subject to a borrowing base requirement, determined on the basis of specified percentages of the market value of eligible categories of securities pledged to the lender. On December 31, 2021, committed and uncommitted letter of credit facilities totaled $205 million.
In addition to the bilateral, secured letters of credit facilities described above, Argo Re can use other forms of collateral to secure these reinsurance obligations including trust accounts, cash deposits, LOCs issued by commercial banks on an uncommitted basis and the Credit Agreement.
On December 31, 2021, LOCs totaling $167.4 million were outstanding, of which $59.2 million were issued against the committed, secured bilateral LOC facility and $108.2 million were issued by commercial banks against the uncommitted, secured bilateral LOC facilities, and $0.26 million issued by commercial bank against uncommitted, secured bilateral LOC facility. Collateral with a market value of $193.9 million was pledged to these banks as security against these LOCs.

In November 2021, Argo Group executed a LOC facility with a commercial bank to issue LOCs in favor of Lloyd’s to support its Funds at Lloyd’s requirements. This facility has an initial term of one year, and is unsecured, renewable and includes customary conditions and event of default provisions. At December 31, 2021, a LOC in the amount of £26 million ($35.1 million) was issued in favor of Lloyd’s, which allowed the Company to reduce its other collateral pledged to Lloyd’s by a comparable amount.
Other Debt
Argo Group also has entered into agreements with commercial banks to issue unsecured LOCs that support its insurance and general operations. LOCs in the amount of $5.0 million and $3.9 million were outstanding as of December 31, 2021 and December 31, 2020, respectively.
10.    Disclosures about Fair Value of Financial Instruments
Cash. The carrying amount approximates fair value.
Investment securities and short-term investments. See Note 3, “Investments,” for additional information.
Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables and reinsurance recoverables on paid losses approximates fair value.
Debt. At December 31, 2021 and 2020, the fair value of our debt instruments is determined using both Level 1 and Level 2 inputs, as previously defined in Note 3, “Investments”.
We receive fair value prices from third-party pricing services for our financial instruments as well as for similar financial instruments. These prices are determined using observable market information such as publicly traded quoted prices, and trading prices for similar financial instruments actively being traded in the current market. We have reviewed the processes used by the third-party providers for pricing the securities and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of December 31, 2021 and December 31, 2020. A description of the valuation techniques we use to measure these liabilities at fair value is as follows:

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

A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	December 31,
	2021		2020
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures:
Trust preferred debentures	$172.7	$172.9	$172.7	$173.6
Subordinated debentures	85.5	91.9	85.1	92.3
Total junior subordinated debentures	258.2	264.8	257.8	265.9
Senior unsecured fixed rate notes	140.3	148.4	140.2	146.7
Floating rate loan stock	57.0	57.1	60.7	61.0
Based on an analysis of the inputs, our financial instruments measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2021	Level 1 (a)	Level 2 (b)	Level 3 (c)
Junior subordinated debentures:
Trust preferred debentures	$172.9	$—	$172.9	$—
Subordinated debentures	91.9	—	91.9	—
Total junior subordinated debentures	264.8	—	264.8	—
Senior unsecured fixed rate notes	148.4	148.4	—	—
Floating rate loan stock	57.1	—	57.1	—
	470.3	148.4	321.9	—
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
(a)Quoted prices in active markets for identical assets
(b)Significant other observable inputs
(c)Significant unobservable inputs
11.    Shareholders’ Equity
Preferred Stock
At December 31, 2021, we have issued and outstanding 6,000 shares of our Series A Preference Shares (equivalent to 6,000,000 depositary shares, each representing a 1/1,000th interest in a Series A Preference Share) with a $25,000 liquidation preference per share (equivalent to $25 per depositary share) (the “Preferred Stock Offering”).

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
During 2021, our Board declared quarterly cash dividends totaling $1,750.000 on each share of our Series A Preference Shares, or $1.75000 per depositary share, outstanding to our shareholders of record. For the year ended December 31, 2021, we paid cash dividends totaling $10.5 million to our preferred shareholders.
We are authorized to issue 30 million shares of $1.00 par value preferred shares. As of December 31, 2021 and 2020, 6,000 preferred shares were issued and outstanding.
Common Stock
During 2021, our Board declared quarterly cash dividends totaling $1.24 on each share of common stock outstanding to our shareholders of record. For the year ended December 31, 2021, we paid cash dividends totaling $43.9 million to our common shareholders.
During 2020, our Board declared quarterly cash dividends totaling $1.24 on each share of common stock outstanding. For the year ended December 31, 2020, we paid cash dividends totaling $43.0 million to our shareholders.

During 2019, our Board declared quarterly cash dividends totaling $1.24 on each share of common stock outstanding. For the year ended December 31, 2019, we paid cash dividends totaling $43.1 million to our shareholders.
On May 3, 2016, our Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous Repurchase Authorizations. As of December 31, 2021, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
For the years ended December 31, 2021 and 2020, we did not repurchase any common shares. The repurchase of common stock is also subject to the terms of our Series A Preference Shares, pursuant to which we may not (other than in limited circumstances) purchase, redeem or otherwise acquire our common stock unless the full dividends for the latest completed dividend period on all outstanding shares of our Series A Preferred Stock have been declared and paid or provided for.
12.    Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of taxes (where applicable) by component for the year ended December 31, 2021 and 2020 is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2020	$(22.6)	$33.5	$(8.1)	$2.8
Other comprehensive income (loss) before reclassifications	(15.3)	78.7	(0.5)	62.9
Amounts reclassified from accumulated other comprehensive loss	—	(12.8)	—	(12.8)
Net current-period other comprehensive income (loss)	(15.3)	65.9	(0.5)	50.1
Cumulative effect of adoption of ASU 2016-13	—	5.7	—	5.7
Balance, December 31, 2020	(37.9)	105.1	(8.6)	58.6
Other comprehensive (loss) income before reclassifications	2.6	(77.4)	1.5	(73.3)
Amounts reclassified from accumulated other comprehensive income	—	(8.0)	—	(8.0)
Net current-period other comprehensive (loss) income	2.6	(85.4)	1.5	(81.3)
Balance, December 31, 2021	$(35.3)	$19.7	$(7.1)	$(22.7)

The amounts reclassified from accumulated other comprehensive (loss) income shown in the above table have been included in the following captions in our Consolidated Statements of Income (Loss):

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Unrealized gains and losses on securities:
Net realized investment losses (gains)	$(12.2)	$(12.8)	$9.9
(Benefit) provision for income taxes	4.2	—	(1.2)
Net of taxes	$(8.0)	$(12.8)	$8.7

13.    Net (Loss) Income Per Common Share
The following table presents the calculation of net (loss) income per common share on a basic and diluted basis:

	For the Years Ended December 31,
(in millions, except number of shares and per share amounts)	2021	2020	2019
Net income (loss)	$6.7	$(54.1)	$(14.1)
Less: Preferred share dividends	10.5	4.6	—
Net loss attributable to common shareholders	(3.8)	(58.7)	(14.1)
Weighted average common shares outstanding - basic	34,816,160	34,614,813	34,205,954
Effect of dilutive securities:
Equity compensation awards	—	—	—
Weighted average common shares outstanding - diluted	34,816,160	34,614,813	34,205,954
Net income (loss) per common share:
Basic	$(0.11)	$(1.70)	$(0.41)
Diluted	$(0.11)	$(1.70)	$(0.41)
Excluded from the weighted average common shares outstanding calculation are 11,315,889 shares, which are held as treasury shares, at December 31, 2021, 2020 and 2019, respectively. The shares are excluded as of their repurchase date. Due to the net losses incurred during the years ended December 31, 2021, 2020 and 2019, the potentially dilutive securities that were anti-dilutive, and therefore, omitted from the calculation were 208,524, 197,035, and 587,462 shares, respectively.
14.    Share-based Compensation
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
The compensation expense recognized under all our share-based payment plans was $8.0 million ($6.9 million, net of tax), $8.7 million ($7.8 million, net of tax) and $16.9 million ($15.5 million, net of tax) for the years ended December 31, 2021, 2020 and 2019, respectively. The compensation expense is included in “Underwriting, acquisition and insurance expenses” in our Consolidated Statements of Income (Loss).
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

A summary of non-vested performance share activity as of December 31, 2021 and changes during the year then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2021	157,847	$43.10
Granted	100,291	$54.79
Vested and issued	(8,987)	$44.49
Expired or forfeited	(48,587)	$48.74
Outstanding at December 31, 2021	200,564	$47.52
As of December 31, 2021, there was $4.4 million of total unrecognized compensation cost related to performance share compensation arrangements granted by Argo Group. The weighted-average period over which this unrecognized expense is expected to be recognized is 1.7 years. The total fair value of shares vested during the year ended December 31, 2021 was $0.4 million.
Restricted Shares
A summary of restricted share activity as of December 31, 2021 and changes during the year then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2021	370,027	$44.22
Granted	168,011	$55.12
Vested and issued	(143,744)	$46.08
Expired or forfeited	(115,864)	$44.88
Outstanding at December 31, 2021	278,430	$49.57
As of December 31, 2021, there was $9.6 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group. The weighted-average period over which this unrecognized expense is expected to be recognized is 2.4 years. The total fair value of shares vested during the year ended December 31, 2021 was $6.6 million.

Stock-settled Share Appreciation Rights

For the year ended December 31, 2021, 129,977 stock settled appreciation rights (“SARs”) were exercised, with an intrinsic value of $2.2 million. At December 31, 2021, 10,178 SARs remain issued and outstanding. No expense was recognized on the SARs for the year ended December 31, 2021 as all awards had previously been expensed. If not exercised, all remaining awards will expire during 2022.

Employees Share Purchase Plans
We have established an employee stock purchase plan for eligible employees (Argo Group’s 2007 Employee Share Purchase Plan). Under this plan, newly issued shares of our common stock may be purchased over an offering period of three months at 85% of the lower of the market value on the first day of the offering period or on the designated purchase date at the end of the offering period. We have also established a “Save As You Earn Plan” for our United Kingdom (“U.K.”) employees. Under this plan, newly issued shares of our common stock may be purchased over an offering period of three or five years at 85% of the market value of the common shares on the first day of the offering period. Expense recognized under these plans for the years ended December 31, 2021, 2020 and 2019 was $0.5 million, $0.7 million and $0.5 million, respectively.
15.    Underwriting, Acquisition and Insurance Expenses
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses were as follows:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Commissions	$289.5	$268.0	$241.3
Other underwriting and insurance expenses	428.6	409.0	412.3
Total	718.1	677.0	653.6
Net deferral of policy acquisition costs	(15.8)	(9.3)	12.4
Total underwriting, acquisition and insurance expenses	$702.3	$667.7	$666.0
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
We also have operations in Belgium, Brazil, Ireland, Italy, Malta, Spain, and Switzerland, which also are subject to income taxes imposed by the jurisdiction in which they operate. We have operations in Barbados and the United Arab Emirates, which are not subject to income tax under the laws of those countries.
On June 10, 2021, U.K. tax legislation referred to as Finance Act 2021 received Royal Assent and was enacted. The effects of changes in tax laws and tax rates are recognized in the period of enactment. Accordingly, we recorded the impacts of Finance Act 2021 in our June 30, 2021 consolidated financial statements which primarily includes the remeasurement of our deferred tax assets and liabilities for the increased U.K. federal tax rate from 19% to 25% beginning on April 1, 2023. The remeasurement resulted in an increase of net deferred tax assets of $7.4 million. Subsequently, in the three months ended December 31, 2021 an additional increase of $0.9 million of net deferred tax assets were remeasured resulting in a cumulative deferred tax asset increase of $8.3 million for the period ending December 31, 2021.

The following table presents the components of income tax provision (benefit) included in the amounts reported in our consolidated financial statements:

	For the Years Ended December 31,
(in millions)	2021	2020		2019
Current income tax provision (benefit) related to:
United States (Federal)	$35.4	$28.0		$37.3
United States (State)	$2.4	$1.4		$1.7
United Kingdom	(2.2)	(0.1)		(1.5)
Other jurisdictions	1.6	—	(1)	0.1
Total current income tax provision	37.2	29.3		37.6
Deferred income tax provision (benefit) related to:
United States	(26.3)	(5.1)		(17.7)
United Kingdom	(12.3)	(16.6)		(5.8)
Other jurisdictions	—	0.1		—
Total deferred income tax (benefit)	(38.6)	(21.6)		(23.5)
Income tax provision (benefit)	$(1.4)	$7.7		$14.1
(1) Tax expense for the respective year was less than $0.1 million.
Our expected income tax provision (benefit) computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the years ended December 31, 2021, 2020 and 2019, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

(in millions)	2021			2020			2019
	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$(18.0)		—%	$(56.2)		—%	$(34.7)		—%
United States	65.6		18.1%	103.3		22.7%	84.7		24.6%
United Kingdom	(61.1)		24.4%	(100.6)		15.7%	(45.9)		14.9%
Barbados	—	(1)	—%	—	(1)	—%	—	(1)	—%
Belgium	—		—%	0.2		30.7%	—	(1)	15.8%
Brazil	15.3		10.4%	3.9		—%	5.2		—%
United Arab Emirates	1.4		—%	2.1		—%	0.4		—%
Ireland	(0.2)		—%	1.8		—%	(0.1)		—%
Italy	1.4		—%	0.6		—%	(7.4)		—%
Malta	0.9		—%	(1.4)		—%	(2.0)		—%
Switzerland	—	(1)	—%	(0.1)		—%	(0.2)		(0.2)%
Pre-tax income (loss)	$5.3		(26.4)%	$(46.4)		(16.6)%	$—		—%	(2)
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

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Income tax provision (benefit) at expected rate	$9.8	$4.0	$8.9
Tax effect of:
Nontaxable investment income	(0.5)	(0.7)	(1.2)
Foreign exchange adjustments	(0.7)	1.6	(0.1)
Impairment of goodwill	8.2	1.0	2.9
Withholding taxes	0.1	0.1	0.2
Change in uncertain tax position liability	(4.5)	0.7	1.4
Change in valuation allowance	(0.7)	0.5	(1.8)
Impact of change in tax rate related to Finance Act 2021	(8.3)	—	—
Brazil Premiums and Underwriting	(5.3)	—	—
Other	0.5	0.5	3.8
Income tax provision (benefit)	$(1.4)	$7.7	$14.1

The net deferred tax asset (liability) comprises the tax effects of temporary differences related to the following assets and liabilities:

	December 31,
(in millions)	2021	2020
Deferred tax assets:
Losses and loss adjustment expense reserve discounting	$35.4	$29.2
Unearned premiums	27.0	25.9
Net operating loss carryforwards	31.6	27.9
Investment in limited partnership interests	21.1	7.8
Unrealized losses on equity securities	8.6	—
Investments	—	2.0
Right of use assets	13.5	12.7
Accrued bonus	5.8	6.3
Stock option expense	1.1	0.7
United Kingdom underwriting results	28.1	21.9
Other	10.6	9.6
Deferred tax assets, gross	182.8	144.0
Deferred tax liabilities:
Unrealized gains on equity securities	—	(5.7)
Unrealized gains on fixed maturities and other investment securities	(4.8)	(22.3)
Unrealized gains on limited partnership interests	(26.3)	(14.7)
Investments	(5.1)	—
Depreciable fixed assets	(7.9)	(20.5)
Deferred acquisition costs	(21.3)	(20.4)
Lease liability	(12.2)	(11.7)
TCJA reserve transitional liability	(2.1)	(2.7)
Other	(1.6)	(0.7)
Deferred tax liabilities, gross	(81.3)	(98.7)
Deferred tax assets, net before valuation allowance	$101.5	$45.3
Valuation allowance	(27.9)	(28.6)
Deferred tax asset (liabilities), net	$73.6	$16.7
Net deferred tax assets (liabilities) - Other jurisdictions	$35.0	$21.4
Net deferred tax assets (liabilities) - United States	38.6	(4.7)
Deferred tax asset (liabilities), net	$73.6	$16.7

Our gross deferred tax assets are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future taxable income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of future taxable income sufficient to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally for our U.S. property and casualty insurers two years for net operating losses and for all our U.S. subsidiaries three years for capital losses. If a company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. The valuation allowance for deferred tax assets decreased by $(0.7) million in 2021 and primarily related to the following: Internal Revenue Code Section 382 limited net operating loss carryforwards within the U.S., cumulative losses incurred since inception, and valuation allowances acquired through or related to acquisitions. Based upon a review of our available evidence our management concluded that it is more-likely-than-not that the deferred tax assets will be realized.
For tax return purposes, as of December 31, 2021, we had NOL carryforwards in Brazil, Italy, Malta, United Kingdom, and the United States. The amount and timing of realizing the benefits of NOL carryforwards depend on future taxable income and limitations imposed by tax laws. Only a portion of the United States NOL carryforwards has been recognized as mentioned above in the consolidated financial statements and is included in net deferred tax assets. The NOL amounts by jurisdiction and year of expiration are as follows:

(in millions)	December 31, 2021	Expiration
Net operating loss carryforwards by jurisdiction:
Brazil	6.6	Indefinite
Italy	48.4	Indefinite
Malta	13.7	Indefinite
United Kingdom	17.2	Indefinite
United States	40.6	2025 - 2037
For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. Included in the balances at December 31, 2021 and 2020 were $3.6 million and $8.2 million, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. The Company believes it is reasonably possible that $0.6 million of the total amount of uncertain tax benefits will decrease within the next 12 months as a result of a lapse of the statute of limitations or settlement with taxing authorities. A net increase (decrease) of interest in the amount of $(1.0) million, $0.5 million, and $0.5 million has been recorded in the line item “Interest Expense” in our Consolidated Statements of Income (Loss) for the twelve months ended December 31, 2021, 2020, and 2019, respectively. A net increase (decrease) of penalty in the amount of $(0.8) million, $0.1 million, and $0.2 million has been recorded in the line item “Underwriting, acquisition and insurance expenses” in our Consolidated Statements of Income (Loss) for the twelve months ended December 31, 2021, 2020, and 2019, respectively.
The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2021 and 2020:

(in millions)	2021	2020
Balance at January 1	$8.2	$7.5
Additions for tax positions of prior years	$—	—
Reductions for tax positions of prior years	(0.3)	—
Additions based on tax positions related to current year	$—	0.7
Reductions based on tax positions related to current year	—	—
Reductions based on settlements with taxing authorities	(2.8)	—
Expiration of statute of limitations	(1.5)	—
Balance at December 31	$3.6	$8.2
Our U.S. subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2018. Our U.K. subsidiaries are no longer subject to U.K. income tax examinations by Her Majesty’s Revenue and Customs for years before 2019.

As of December 31, 2021, our Texas Sales, Excise, and Use Tax returns for the periods January 1, 2017 through March 31, 2020 are under examination. At this time, the Company cannot reasonably estimate an assessment by the taxing authority. We do not expect the ultimate disposition of these audits to result in a material change in our financial position, results of operations, or liquidity.
Numerous foreign jurisdictions in which we operate have provided or proposed income-tax relief in response to the COVID-19 pandemic. The Company does not anticipate any of the recent legislative initiatives to have a material impact on its financial statements and will continue to analyze these initiatives in response to the COVID-19 pandemic.
17.    Pension Benefits and Savings Plans
Argo Group U.S. sponsors a qualified defined benefit plan and non-qualified unfunded supplemental defined benefit plans, all of which were curtailed effective February 2004. As of December 31, 2021 and 2020, the qualified pension plan was underfunded by $2.6 million and $4.2 million, respectively. The non-qualified pension plans were unfunded by $1.8 million and $2.0 million at December 31, 2021 and 2020, respectively. Underfunded and unfunded amounts are included in “accrued underwriting expenses and other liabilities” in our consolidated balance sheets. Based on the current funding status of the pension plan, effects of the curtailment and expected changes in pension plan asset values and pension obligations, we do not believe any significant funding of the pension plan will be required during the year ending December 31, 2021. Net periodic benefit costs were $0.1 million for the years ended December 31, 2021 and 2020, and $0.3 million for the year ended December 31, 2019, respectively.
Substantially all of our employees are either eligible or mandated by applicable laws to participate in employee savings plans. Under these plans, a percentage of an employee’s pay may be or is mandated based on applicable laws to be contributed to various savings alternatives. The plans also call for our contributions under several formulae. Charges to income related to our contributions were $9.3 million, $9.2 million and $8.9 million in 2021, 2020 and 2019, respectively.
18.    Commitments and Contingencies
Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of legal counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.
We have contractual commitments to invest up to $64.2 million related to our limited partnership investments at December 31, 2021. These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time, not to exceed twelve years.
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

Revenue and income before income taxes for each segment were as follows:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Revenue:
Earned premiums
U.S. Operations	$1,283.7	$1,207.6	$1,119.9
International Operations	625.8	572.5	609.6
Run-off Lines	0.6	0.4	0.2
Total earned premiums	1,910.1	1,780.5	1,729.7
Net investment income
U.S. Operations	119.4	80.3	100.0
International Operations	50.6	26.7	44.2
Run-off Lines	3.6	4.0	5.7
Corporate and Other	14.0	1.7	1.2
Total net investment income	187.6	112.7	151.1
Net realized investment gains (losses)	32.6	(3.6)	80.1
Total revenue	$2,130.3	$1,889.6	$1,960.9

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Income (loss) before income taxes
U.S. Operations	$61.1	$113.1	$139.3
International Operations	64.1	(75.3)	(121.4)
Run-off Lines	(41.5)	(9.6)	(9.8)
Total segment income before taxes	83.7	28.2	8.1
Corporate and Other	(22.5)	(34.5)	(44.8)
Net realized investment and other gains (losses)	32.6	(3.6)	80.1
Foreign currency exchange losses	(1.6)	(15.4)	9.8
Impairment of intangibles	(43.2)	—	(15.6)
Non-operating expense	(43.7)	(21.1)	(37.6)
Total income (loss) before income taxes	$5.3	$(46.4)	$—
The table below presents earned premiums by geographic location for the years ended December 31, 2021, 2020 and 2019. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Years Ended December 31,
(in millions)	2021	2020	2019
United States	$1,277.0	$1,205.0	$1,115.8
United Kingdom	475.3	361.1	391.5
Bermuda	54.8	96.5	80.7
Malta	35.4	59.5	85.0
All other jurisdictions	67.6	58.4	56.7
Total earned premiums	$1,910.1	$1,780.5	$1,729.7

The following table represents identifiable assets:

	December 31,
(in millions)	2021	2020
U.S. Operations	$5,800.1	$5,915.5
International Operations	3,932.3	3,911.9
Run-off Lines	314.7	337.3
Corporate and Other	270.7	301.1
Total	$10,317.8	$10,465.8
Included in total assets at December 31, 2021 and 2020 are $554.2 million and $825.9 million, respectively, in assets associated with trade capital providers.
The following table represents goodwill and intangible assets, net of accumulated amortization, as of December 31, 2021 and 2020:

	Goodwill		Intangible Assets, Net of Accumulated Amortization
(in millions)	2021	2020	2021	2020
U.S. Operations	$118.6	$118.6	$—	$—
International Operations	28.7	28.7	17.3	60.5
Total	$147.3	$147.3	$17.3	$60.5
During the year ended December 31, 2021, we recorded a $43.2 million impairment charge on the intangibles related to Syndicate 1200. Management’s fourth quarter of 2021 analysis of Syndicate 1200, reflected an implied fair value which was below the reporting unit’s carrying value. As such, the intangibles impairment charge was recorded during the fourth quarter of 2021.
20.    Statutory Accounting Principles
Financial Information
The statutory capital and surplus for our principal operating subsidiaries was as follows:

Statutory capital and surplus (1)	December 31,
(in millions)	2021	2020
Bermuda	$1,425.8	$1,483.4
United Kingdom (2)	414.8	534.7
United States	1,177.2	1,072.1
(1) Such amounts include ownership interests in affiliate insurance and reinsurance subsidiaries.
(2) Capital on deposit with Lloyd’s in U.S. dollars
The statutory net income (loss) for our principal operating subsidiaries was as follows:

Statutory net income (loss) (1)	For the Years Ended December 31,
(in millions)	2021	2020	2019
Bermuda	$14.2	$(18.0)	$7.1
United Kingdom (2)	8.6	(53.0)	(15.1)
United States	103.5	76.4	196.1
(1) Such amounts include ownership interests in affiliate insurance and reinsurance subsidiaries.
(2) In U.S. dollars
Dividends
As an insurance holding company, we are largely dependent on dividends and other permitted payments from our insurance subsidiaries to pay cash dividends to our shareholders, for debt service and for our operating expenses. The ability of our insurance subsidiaries to pay dividends to us is subject to certain restrictions imposed by the jurisdictions of domicile that regulate our insurance subsidiaries and each jurisdiction has calculations for the amount of dividends that an insurance and company can pay without the approval of the insurance regulator.

The payment of dividends to our shareholders is governed by the Bermuda Companies Act of 1981, as amended, which permits the payment of dividends so long as (i) we are not, or would not be after the payment, unable to pay our liabilities as they become due and (ii) the realizable value of our assets is in excess of our liabilities after taking such payment into account. In light of these restrictions, we have no material restrictions on dividend payments that may be made to our shareholders at December 31, 2021.
Argo Re is the direct subsidiary of Argo Group, and therefore, has direct dividend paying capabilities to the parent.
As of December 31, 2021, Argo Re’s solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Insurance Act. As of December 31, 2021 and 2020, the minimum statutory capital and surplus required to be maintained by Argo Re was $126.8 million and $201.3 million, respectively.
Argo Re is generally prohibited from declaring or paying, in any financial year, dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Bermuda Monetary Authority (“BMA”) an affidavit signed by at least two directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio. Argo Re may not reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Based on these regulatory restrictions, the maximum amount available for payment of dividends to Argo Group by Argo Re during 2021 without prior regulatory approval is $356.4 million.
In 2021, 2020, and 2019 Argo Re paid cash dividends of $85.0 million, $58.8 million, and $52.1 million respectively, to Argo Group. The proceeds of the dividends were used to repay intercompany balances related primarily to the funding of dividend and interest payments and other corporate expenses.
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
During 2021, Argo Group U.S., Inc. did not receive dividends from its subsidiaries.
Argonaut Insurance Company is a direct subsidiary of Argo Group U.S., Inc. and is regulated by the Illinois Division of Insurance. During 2021, Argonaut Insurance Company may be permitted to pay dividends of up to $107.1 million without approval from the Illinois Division of Insurance. Rockwood, a direct subsidiary of Argo Group U.S., Inc., is regulated by the Pennsylvania Department of Insurance. Rockwood may be permitted to pay dividends of up to $10.6 million without approval from the Pennsylvania Department of Insurance during 2022. Each department of insurance may require prior approval for the payment of all dividends, based on business and regulatory conditions of the insurance companies.
Argo Underwriting Agency Ltd. (“AUA”) is our wholly-owned subsidiary through which we conduct the operation of Syndicate 1200. Dividend payments from AUA to the immediate parent are not restricted by regulatory authority. Dividend payments will be subject to the earnings, operations, financial condition, capital and general business requirements of AUA.
Certain assets of our subsidiaries are pledged to regulatory agencies, serve as collateral for letters of credit or are assigned as the assets of the trade capital providers of our Lloyd’s syndicate, and therefore, are not available funds that may be paid up as dividends to Argo Group. See Note 3, “Investments” and Note 19, “Segment Information” for further discussion.
21.    Insurance Assessments

We participate in statutorily created insolvency guarantee and weather-related loss protection associations in all states where we are authorized to transact business. These associations were formed for the purpose of paying the claims of insolvent companies. We are assessed a pro-rata share of such claims based upon our premium writings, subject to a maximum annual assessment per line of insurance. Certain of these assessments can be recovered through premium tax offsets or policy surcharges. We do not believe that assessments on current insolvencies will have a material impact on our financial condition or results of operations. We have accrued assessments of $5.8 million and $6.7 million at December 31, 2021 and 2020, respectively.
22.    Transactions with Related Parties

There were no material transactions with related parties during the twelve months ended December 31, 2021.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

BALANCE SHEETS	December 31,
	2021	2020
Assets
Short-term investments	$14.5	$0.6
Investment in subsidiaries	1,740.8	1,881.9
Cash	2.0	3.0
Operating lease right-of-use assets	5.3	6.2
Other assets	5.2	14.5
Total assets	$1,767.8	$1,906.2

Liabilities and Shareholders' Equity
Junior subordinated debentures	$28.4	$28.4
Accrued underwriting expenses and other liabilities	3.6	6.3
Operating lease liabilities	5.3	6.2
Due to subsidiaries	(4.7)	7.5
Total liabilities	32.6	48.4
Shareholders' equity	1,735.2	1,857.8
Total liabilities and shareholders' equity	$1,767.8	$1,906.2

STATEMENTS OF INCOME (LOSS)	For the Years Ended December 31,
	2021	2020	2019
Revenue:
Net investment expense	$—	$—	$(2.9)
Net realized investment (loss) gains	—	(8.3)	(0.1)
Total revenue	—	(8.3)	(3.0)
Expenses:
Interest expense	1.2	3.6	6.6
Operating expenses	6.2	20.4	1.3
Other corporate expenses	0.2	4.4	26.8
Total expenses	7.6	28.4	34.7
Net income before equity in earnings of subsidiaries (1)	(7.6)	(36.7)	(37.7)
Equity in undistributed earnings of subsidiaries	14.3	(17.4)	23.6
Net income (loss)	$6.7	$(54.1)	$(14.1)
Dividends on preferred shares	10.5	4.6	—
Net (loss) income attributable to common shareholders	$(3.8)	$(58.7)	$(14.1)
(1)Argo Group is not subject to taxation.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

STATEMENTS OF CASH FLOWS	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$6.7	$(54.1)	$(14.1)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	1.5	1.1	1.3
Share-based payments expense	2.3	3.6	8.1
Net realized investment and other losses (gains)	—	8.3	0.1
Loss on disposal of fixed assets	(3.0)	0.1	—
Undistributed (losses) earnings of subsidiaries	(14.3)	17.4	(23.6)
Change in:
Prepaid assets	7.2	(2.2)	2.5
Accrued underwriting expenses	(4.1)	(9.1)	7.3
Due (to) from subsidiaries	(12.1)	(11.1)	16.8
Other, net	(3.9)	(7.8)	(12.1)
Cash used in operating activities	(19.7)	(53.8)	(13.7)
Cash flows from investing activities:
Change in short-term investments	(13.9)	—	3.2
Settlements of foreign currency exchange forward contracts	0.5	0.1	(0.2)
Capital contribution to subsidiaries	—	(145.3)	—
Proceed from sale of Ariel Re	—	30.0	—
Dividend received from subsidiaries	85.0	71.9	52.1
Cash provided by (used in) investing activities	71.6	(43.3)	55.1
Cash flows from financing activities:
Issuance for preferred shares, net of issuance costs	—	144.0	—
Activity under stock incentive plans	1.3	1.8	1.9
Payment of cash dividend to preferred shareholders	(10.5)	(4.6)	—
Payment of cash dividend to common shareholders	(43.7)	(43.0)	(43.1)
Cash (used in) provided by financing activities	(52.9)	98.2	(41.2)
Change in cash	(1.0)	1.1	0.2
Cash, beginning of year	3.0	1.9	1.7
Cash, end of year	$2.0	$3.0	$1.9

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
SCHEDULE III
SUPPLEMENTAL INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(in millions)

Segment	DAC (a)	Reserves for Losses and Loss Adjustment Expenses (b)	UPR (c)	Premium Revenue (d)	Net Investment Income (l)	Loss & LAE (e)	Amortization (Deferral) DAC (f) (2)	Other Operating Expenses (3)	Net Premiums Written (g)
Year Ended December 31, 2021
U.S. Operations	103.7	3,422.4	973.7	1,283.7	119.4	908.2	(5.8)	425.1	1,304.8
International Operations	64.3	1,911.4	493.1	625.8	50.6	362.1	(10.0)	256.3	671.7
Run-off Lines	—	261.2	—	0.6	3.6	44.3	—	1.0	0.8
Corporate and Other	—	—	—	—	14.0	—	—	35.7	—
Total	$168.0	$5,595.0	$1,466.8	$1,910.1	$187.6	$1,314.6	$(15.8)	$718.1	$1,977.3
Year Ended December 31, 2020
U.S. Operations	98.2	3,091.9	939.2	1,207.6	80.3	768.7	(8.6)	398.3	1,223.0
International Operations	65.4	2,077.6	525.4	572.5	26.7	428.6	(0.7)	242.3	586.6
Run-off Lines	—	236.5	0.2	0.4	4.0	11.5	—	1.7	0.5
Corporate and Other	—	—	—	—	1.7	—	—	34.7	—
Total	$163.6	$5,406.0	$1,464.8	$1,780.5	$112.7	$1,208.8	$(9.3)	$677.0	$1,810.1
Year Ended December 31, 2019
U.S. Operations	89.7	2,775.1	896.1	1,119.9	100.0	690.4	(2.5)	371.2	1,166.3
International Operations	70.5	2,129.0	514.7	609.6	44.2	518.3	14.9	235.3	588.1
Run-off Lines	—	253.5	0.1	0.2	5.7	12.0	—	2.4	0.2
Corporate and Other	—	—	—	—	1.2	—	—	44.7	—
Total	$160.2	$5,157.6	$1,410.9	$1,729.7	$151.1	$1,220.7	$12.4	$653.6	$1,754.6
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

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at Beginning of Year	Charged to Cost and Expense	Capital Loss Carryforward	Net Operating Loss Carryforward	Charged to Other Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2021
Deducted from assets:
Valuation allowance for deferred tax asset	$28.6	$(0.7)	$—	$—	$—	$—	$27.9
Year Ended December 31, 2020
Deducted from assets:
Valuation allowance for deferred tax asset	$28.1	$0.5	$—	$—	$—	$—	$28.6
Year Ended December 31, 2019
Deducted from assets:
Valuation allowance for deferred tax asset	$29.9	$(1.8)	$—	$—	$—	$—	$28.1

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
SCHEDULE VI
SUPPLEMENTAL INFORMATION FOR PROPERTY-CASUALTY INSURANCE COMPANIES
(in millions)

	For the Years Ended December 31,
	2021	2020	2019
Deferred acquisition costs	$168.0	$163.6	$160.2
Reserves for losses and loss adjustment expenses	$5,595.0	$5,406.0	$5,157.6
Unamortized discount in reserves for losses	$18.8	$17.8	$17.9
Unearned premiums	$1,466.8	$1,464.8	$1,410.9
Premiums earned	$1,910.1	$1,780.5	$1,729.5
Net investment income	$187.6	$112.7	$151.1
Losses and loss adjustment expenses incurred:
Current year	$1,176.3	$1,201.1	$1,082.6
Prior years	138.3	7.7	138.1
Losses and loss adjustment expenses incurred	$1,314.6	$1,208.8	$1,220.7
(Deferral) amortization of policy acquisition costs (1)	$(15.8)	$(9.3)	$12.4
Paid losses and loss adjustment expenses, net of reinsurance	$869.2	$1,119.8	$1,030.3
Gross premiums written	$3,181.2	$3,233.3	$3,130.2
(1) The amortization (deferral) of policy acquisition costs will not equal the change in the balance sheet. For further discussion, see Note 1, “Business and Significant Accounting Policies.”