Form 10-K/A
period 2021-12-31
Argo Group International Holdings, Ltd.
filed 2022-04-29
CIK 1091748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
As of April 27, 2022, the Registrant had 34,958,238 shares of common stock outstanding (less treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Name: Ernst & Young LLP    Auditor Location: San Antonio, Texas    Auditor Firm ID: 42

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Argo Group International Holdings, Ltd. (the “Company”) for the year ended December 31, 2021 that was originally filed with the Securities and Exchange Commission (“SEC”) on March 16, 2022 (the “Original Filing”). This Amendment is being filed primarily for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K.
This information was previously omitted from the Original Filing in reliance on SEC general instructions to Form 10-K, which permits the information in the above referenced items to be incorporated in a Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after a company’s fiscal year end. We are filing this Amendment to include Part III information in the Original Filing because our definitive proxy statement containing this information will not be filed before that date. As such, this Amendment hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Filing as well as the Form 10-K cover page (solely to update the number of Common Shares outstanding to April 27, 2022 and to remove the statement that information is being incorporated by reference from our definitive proxy statement).
In accordance with the rules and regulations promulgated by the SEC, Item 15 of Part IV has been supplemented to include currently dated certifications pursuant to Sections 302 and 906 of the Sarbanes Oxley Act of 2002.
On April 28, 2022, we announced that our Board of Directors initiated an exploration of strategic alternatives. As part of this process, the Board of Directors will consider a wide range of options for the Company including, among other things, a potential sale, merger or other strategic transaction. Accordingly, we have included in this Amendment certain risk factors relating to this process and updated our forward-looking statement. See “Cautionary Statement Regarding Forward-Looking Statement” and “Item 1A. Risk Factors.”
We have also included the following subsequent events occurring after the Original Filing in this Amendment: amendment of our Executive Severance Plan, grant of retention awards pursuant to a Retention Letter Agreement with each of Mr. Kirk and Mses. Kiene and Comparato, and approval of Thomas A. Bradley monthly salary of $100,000 for his services as the Company’s Interim Executive Officer. See “Item 9B. Other Information.”
We have made no substantive changes to the Original Filing other than those noted above. Capitalized terms used but not defined in this Amendment shall have the meanings given to them in the Original Filing.
Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original Filing unless noted otherwise in this Amendment. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original Filing was filed. This Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
Annual Report on Form 10-K/A
For the Year Ended December 31, 2021

PART I
			Page
Item	1A.	Risk Factors	3
PART II
Item	9B.	Other Information	5
PART III
Item	10.	Directors, Executive Officers and Corporate Governance	6
Item	11.	Executive Compensation	12
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	40
Item	13.	Certain Relationships and Related Transactions and Director Independence	43
Item	14.	Principal Accounting Fees and Services	44
PART IV
Item	15.	Exhibits	45

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K/A for the year ended December 31, 2021 (this “Form 10-K”) are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s projections, forecasts, expectations, beliefs, intentions or strategies, and include all statements that do not relate solely to historical or current facts. Forward-looking statements may be identified by the use of words such as “expect,” “intend,” “plan,” “believe,” “do not believe,” “aim,” “project,” “anticipate,” “seek,” “will,” “likely,” “assume,” “estimate,” “may,” “continue,” “guidance,” “objective,” “remain optimistic,” “path toward,” “outlook,” “trends,” “future,” “could,” “would,” “should,” “target,” “on track” and similar expressions of a future or forward-looking nature.

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

Operational Risks:
•potential uncertainty regarding the outcome of our exploration of strategic alternatives;
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

PART I
Item 1A. Risk Factors

Summary of Risk Factors

There have been no material changes in our factors from those disclosed in the Original Filing, except as follows:

•Operational Risks. Operational risks include risks related to exploring strategic alternatives, employee retention and changes in key personnel, strategies and processes to mitigate insurance risks, ineffective internal controls, information technology, failure to protect confidential information and outsourcing relationships.

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
There can be no assurance that our exploration of strategic alternatives will result in the Company pursuing a particular transaction or other strategic outcome.
On April 28, 2022, we announced that our Board initiated an exploration of strategic alternatives. As part of this process, the Board will consider a wide range of options for the Company including, among other things, a potential sale, merger or other strategic transaction. The Company has retained a financial advisor in connection with the review process. We are in the early stages of the review process and our current intention is not to disclose or comment on interim developments with respect to the review process. There can be no assurance that this process will result in the Company pursuing a particular transaction or other strategic outcome.
We may be unable to attract and retain qualified employees and key executives, including as a result of our public announcement of our exploration of strategic alternatives.
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
On April 28, 2022, we announced that our Board initiated an exploration of strategic alternatives. Given that the exploration of strategic alternatives may eventually result in a potential sale, merger or other strategic transaction, any perceived uncertainty regarding our future operations or employment needs may limit our ability to retain or hire qualified personnel and may contribute to the unplanned loss of highly skilled employees through attrition.
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

Loss of our executive officers or other key personnel or other changes to our management team, including as a result of our public announcement of our exploration of strategic alternatives, could disrupt our operations or harm our business.
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
On April 28, 2022, we announced that our Board initiated an exploration of strategic alternatives. The process of exploring strategic alternatives may require significant resources and expenses and may divert the attention of our executive officers and key personnel away from our business. Accordingly, our business, financial condition and results of operations could be adversely affected.

PART II
Item 9B. Other Information
Executive Severance Plan
On April 26, 2022, the Board approved the Company’s Executive Severance Plan, as amended and restated effective April 26, 2022 (the “Amended Plan”). Subject to the execution of a participation agreement to the Amended Plan, the Company’s Chief Financial Officer (Mr. Scott Kirk), the Company’s General Counsel and Secretary (Ms. Allison D. Kiene), and the Company’s Chief Administrative Officer (Ms. Susan B. Comparato) will be “Tier I Participants” of the Amended Plan. Under the Amended Plan, upon a participant’s termination of employment without cause (as defined in the Amended Plan) or a participant’s resignation for good reason (as defined in the Amended Plan), in each case, within 24 months following a change in control (as defined in the Amended Plan), subject to the execution of a release of claims, the participant will be entitled to the following severance payments and benefits:
a.for Tier I Participants, 1.50 times the sum of (i) the annual base salary and (ii) the target annual bonus;
b.for Tier II Participants, 1.00 times the sum of (i) the annual base salary and (ii) the target annual bonus;
c.an amount equal to target annual bonus, pro-rated through the date of employment termination; and
d.for U.S. participants only, COBRA health care continuation coverage for 18 months for Tier I Participants and 12 months for Tier II Participants.
The Amended Plan also provides for: (i) the reimbursement of a participant’s legal fees in the event of a dispute arising under the Amended Plan on or following a change in control; and (ii) for Tier I Participants, extending the applicable restrictive covenants to 18 months following an employment termination. The terms of the Amended Plan, except as described above, are substantially the same as the terms of the Executive Severance Plan effective as of January 1, 2021 (the “ESP”).
The foregoing description of the Amended Plan is subject to and qualified in its entirety by the terms and conditions of the Amended Plan.
Retention Agreements
On April 26, 2022, the Board approved the grant of retention awards pursuant to terms of a Retention Letter Agreement (each a “Retention Agreement” and together, the “Retention Agreements”) to Mr. Kirk and Mses. Kiene and Comparato.
The Retention Agreements provide for a cash retention bonus in an amount equal to two (2) times the executive’s annual base salary (in the case of Mr. Kirk ($1,282,592) and Ms. Kiene ($1,200,000)) and one (1) times the executive’s current annual base salary (in the case of Ms. Comparato ($500,000). The cash retention bonus will vest in 25% increments on June 15, 2022, September 15, 2022, December 15, 2022 and March 15, 2023, subject to the executive’s continued employment with the Company through each vesting date. However, upon a termination of employment without cause (as defined in the Amended Plan) or the executive’s resignation for good reason (as defined in the Amended Plan), the cash retention bonus will vest in full, subject to the executive’s execution of a release of claims.
The foregoing description of the Retention Agreements is subject to and qualified in its entirety by the terms and conditions of the Retention Agreements.
Interim Chief Executive Officer Salary
On April 26, 2022, the Board approved a monthly salary for Thomas A. Bradley of $100,000, effective as of March 3, 2022 and payable in accordance with the Company’s normal payroll practices, for his services as the Company’s Interim Chief Executive Officer.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board Leadership Structure
The Board has chosen to separate the position of Chief Executive Officer from the position of Board Chairman. The Company believes that this separation of positions is an appropriate structure that provides both support and balance for management and overall risk oversight for the Company because it creates a lead director that is independent from management. Separating these positions allows our Chief Executive Officer to focus on developing and implementing the Company’s business plans and supervising the Company’s day-to-day business operations, and allows our Board Chairman to lead the Board in its oversight, advisory, and risk management roles.
Although the Board’s leadership structure includes a separate Chief Executive Officer and Board Chairman, these roles were combined in March 2022 when our Chief Executive Officer, Kevin J. Rehnberg, notified the Company that he would be temporarily unable to perform his duties. Mr. Rehnberg remains on leave. Thomas A. Bradley, who has served on the Board since 2018, including as Board Chairman since 2020, continues to assume Mr. Rehnberg’s authority, duties and responsibilities as Interim Chief Executive Officer. Upon his appointment to Interim Chief Executive Officer, Mr. Bradley ceased to serve as a member of the Audit Committee and the Human Resources (“HR”) Committee. In accordance with our Corporate Governance Guidelines, the Board appointed Bernard Bailey to serve as the lead independent director for the period Mr. Bradley serves as our Interim Chief Executive Officer.
Information of our Directors
We provide a summary of biographical and committee information for each of our directors as of April 29, 2022.

Bernard C. Bailey

Age: 68
Director Since: 2020
Lead Independent Director Since: March 2022
Committees:
Audit
Human Resources
Nominating and Corporate Governance
Other Current Public Directorships:
Telos Corporation (will no longer serve as a director and audit committee member after May 2022)
Other Previous Public Directorships During Last Five Years:
Analogic Corp

Experience:
•President of Paraquis Solutions, a private consulting company focused on corporate governance and strategy (January 2020 – present).
•During the period September 2018 to December 2019, he served as President of the Committee for Economic Development, a business-led, nonpartisan economic think tank.
•Served as Chairman and CEO of Authentix, a private equity-backed global enterprise focused on anti-counterfeiting and brand protection practices, from 2012 to 2018. Since its sale by the Carlyle Group to Blue Water Energy, he has continued to serve as Chairman of the Board of Authentix since September 2018.
•Prior to that, he ran his own consulting company, Paraquis Solutions, LLC. Mr. Bailey also served as President and CEO of Viisage Technology, Inc.
•Ph.D. in Management from Case Western Reserve University where his dissertation focused on corporate governance; MBA from The George Washington University School of Business as well as degrees in engineering and systems management from the University of California, Berkeley, University of Southern California, and the United States Naval Academy.

Key Qualifications:
Mr. Bernard C. Bailey’s career spans over three decades of business and management experience, including experience as a public-company Chief Executive Officer, as well as extensive board experience. He has expertise in the security and technology industries, serving both public and private sector customers.

Thomas A. Bradley

Age: 64 Director Since: 2018 Committees: None Other Current Public Directorships: Horace Mann Educators Corporation Other Previous Public Directorships During Last Five Years: None
Experience:
•Interim Chief Executive Officer since March 3, 2022.
•Retired from Allied World Assurance Company Holdings, AG, a global provider of insurance and reinsurance solutions, in July 2017. He had served there as the Chief Financial Officer and Executive Vice President since 2012.
•Prior to that, Mr. Bradley had served as the Executive Vice President & Chief Financial Officer for two other public companies, Fair Isaac Corporation and the St. Paul Companies.
•Also held senior financial and operational positions at Zurich Insurance Group, including Chief Financial Officer for North America and Chief Executive Officer of the Universal Underwriters Group (now Zurich Direct Markets).
•Formerly a director of Nuveen Investments, Inc.
•Received a Bachelor of Science degree in accounting from the University of Maryland and a Masters in Business Administration from Loyola University of Maryland and is a Certified Public Accountant (inactive).

Key Qualifications:
Our Board considered Mr. Bradley’s extensive leadership and accounting, internal control, and audit experience. Mr. Bradley also possesses financial reporting expertise and a level of financial sophistication that would qualify him as a financial expert of the Audit Committee (although as noted above, Mr. Bradley ceased to serve as a member of the Audit Committee upon his appointment as Interim Chief Executive Officer).

Fred R. Donner

Age: 64 Director Since: 2020 Committees: Audit (Chair) Risk & Capital Other Current Public Directorships: None Other Previous Public Directorships During Last Five Years: None
Experience:
•Senior Managing Director in the Global Insurance Practice of FTI Consulting (2018-present).
•Former Executive Vice President, Enterprise Risk Management for Travelers Insurance Co.(“Travelers”) and Chief Financial Officer for its Business and International Insurance segment from 2014 until his retirement in 2017.
•Joined Travelers in 2009 as Senior Vice president and Chief Financial Officer of its Personal Lines Insurance segment. Also served as Chief Financial Officer and Chief Operating Officer of its Business Insurance segment from 2010 to 2014.
•Prior thereto, served as Executive Vice President and Chief Financial Officer of RenaissanceRe Ltd., a New York Stock Exchange listed, Bermuda-based international reinsurance company.
•Began his career in the audit practice in KPMG’s New York City office and during his 23 years at the firm he rose through the ranks to become the National Partner-in-Charge of the firm’s Insurance Practice, overseeing the delivery of audit, advisory and tax services to all facets of the insurance industry.
•Holds a bachelor’s degree in business administration from Pace University and currently serves on the advisory board for the University’s Lubin School of Business. He is a member of the American Institute of Certified Public Accountants.

Key Qualifications:
Our Board considered that Mr. Donner is a senior finance executive with over 30 years of experience in the insurance industry. He has extensive experience in financial and operational roles and advising corporations through restructurings, international expansion, risk management and capital market transactions. Mr. Donner also possesses financial reporting expertise and a level of financial sophistication that qualify him as a financial expert and a member of the Audit Committee.

Anthony P. Latham

Age: 72
Director Since: 2019
Committees:
Nominating and Corporate Governance
Risk & Capital
Other Current Public Directorships:
None
Other Previous Public Directorships During Last Five Years:
Ecclesiastical Insurance

Experience:
•Independent director of the Company’s wholly owned subsidiary, Argo Managing Agency Limited, which underwrites insurance risks for the Company’s syndicate at Lloyd’s of London, since 2016.
•Previously a board member of Pool Re for over two decades where he served as chairman for more than 12 years.
•Previously a board member of Codan A/S, Airclaims, Flagstone Re, British Aviation Insurance and Ecclesiastical Insurance where he chaired its Risk Committee.
•Began his career with Sedgwick (now part of Marsh Inc.) before joining RSA Group where, over a period of 17 years, he served as a member of the group executive and held a number of senior executive roles, including managing director of the global risks division.

Key Qualifications:
Our Board considered Mr. Latham’s significant international insurance industry management and operational experience gained as a senior executive of a global insurance business and governance experience. Mr. Latham has international insurance industry experience spanning more than four decades.

Dymphna A. Lehane

Age: 58 Director Since: 2017 Committees: Human Resources (Chair) Risk & Capital Other Current Public Directorships: None Other Previous Public Directorships During Last Five Years: None
Experience:
•Portfolio of insurance related board roles including former Independent Chair of the Debt Market Integrator, a United Kingdom Government (Cabinet Office) venture serving a number of government departments (2016-2020), Chairman of ORIC International, the Insurance Industry Risk Consortium (2015-2020), and non-executive director of Aviva Ireland Life and Pensions and Aviva Ireland Health.
•From 1988 to 2007, Ms. Lehane was a Senior Partner at Accenture, including serving as Global Managing Partner, Insurance Industry.
•Holds a BSc Computer Science from the University of Witwatersrand and an MBA from the International Institute for Management Development in Lausanne, Switzerland. Also completed the University of Oxford’s Leading Sustainable Corporations program in 2021.

Key Qualifications:
Our Board considered Ms. Lehane’s specialized expertise in the global insurance industry and experience in the areas of corporate governance, risk management and digital transformation specific to the financial services industry. Ms. Lehane’s 30-year international career includes significant experience dealing with strategic issues and technology-led business change at global insurance companies. She has a special interest in corporate sustainability.

Samuel G. Liss

Age: 65
Director Since: 2019
Committees:
Nominating and Corporate Governance (Chair)
Human Resources
Investment
Other Current Public Directorships:
Verisk Analytics, Inc.
Other Previous Public Directorships During Last Five Years:
DST Systems, Inc.

Experience:
•Managing principal of Whitegate Partners LLC, an advisory firm to operating companies and private equity firms specializing in the financial services and business services sectors, since 2011.
•Adjunct Professor at both New York University Stern School of Business and Columbia Law School.
•From an operational perspective, Mr. Liss served as Executive Vice President and member of the Management Committee at Travelers, where he was responsible for corporate development, as well as group business head of one of Travelers’ three operating divisions - Financial, Professional and International Insurance.
•Prior to Travelers and an Executive Vice President role at the St Paul Companies, Mr. Liss was a Managing Director in the investment banking and equity divisions at Credit Suisse. He began his career at Salomon Brothers.
•Previously served on the board of directors of Ironshore Insurance, Inc. and Nuveen Investments, Inc.
•Mr. Liss received a Bachelor of Arts degree from Wesleyan University, pursued graduate studies at the London School of Economics and received a Masters of Business Administration from New York University.

Key Qualifications:
Our Board considered Mr. Liss’ management and operational experience gained as a senior executive of a global insurance business, expertise in investment banking and capital markets, and a broad range of public company governance experience.

Carol A. McFate

Age: 69 Director Since: 2020 Committees: Investment (Chair) Audit Other Current Public Directorships: Rent-A-Center, Inc. Other Previous Public Directorships During Last Five Years: None
Experience:
•Former Chief Investment Officer of Xerox Corporation, a global corporation that sells print and digital document products and services, from late 2006 until she retired in October 2017. She was responsible for the insourcing, oversight and management of retirement investments for the US, Canada and the UK.
•Prior to that, Ms. McFate served in a number of senior executive finance and investment management roles in the insurance industry over nearly two decades, including Executive Vice President and Global Treasurer of XL Global Services (the shared services subsidiary of XL Capital Ltd); Vice President & Treasurer of American International Group, Inc.; and Senior Vice President, Prudential Investment Corp. (investment subsidiary of The Prudential Insurance Company).
•Ms. McFate was elected to the Board of Directors of Rent-A-Center, Inc. in June 2019, where she serves on the Audit and Risk Committee and chairs the Nomination and Corporate Governance Committee.
•In July 2019, Ms. McFate joined the Board of Verger Capital Management, LLC, a registered investment manager, and serves as the Chair of the Audit & Compliance Committee and as a member of the Investment and Executive Committees.
•Previously, she served on the Board of Directors of CIEBA, Inc. and the Board of Trustees of The Katharine Hepburn Cultural Arts Center and the Parsons Dance Foundation.
•Ms. McFate earned an MBA from the Harvard University Graduate School of Business (Harvard Business School) and a B.S. in Economics from Juniata College. She is also a Chartered Financial Analyst (CFA).

Key Qualifications:
Our Board considered Ms. McFate’s extensive experience in senior positions over her 40-year career in executive roles in the insurance and financial services industries. Her experience in finance and investment management brings expertise in global capital and investment markets, multi-discipline risk management, capital and liquidity management, and insurance company financial management.

Al-Noor Ramji

Age: 67 Director Since: 2017 Committees: Risk & Capital (Chair) Investment Other Current Public Directorships: None Other Previous Public Directorships During Last Five Years: None
Experience:
•Group Chief Digital Officer at Prudential plc, an international financial services group, since January of 2016 and is responsible for developing and executing an integrated, long-term digital strategy for the group.
•Before joining Prudential, he worked at Northgate Capital, a venture firm in Silicon Valley, from November 2014 to December 2015 where he ran technology-focused funds.
•Prior to working at Northgate Capital, Mr. Ramji served as Chief Strategy Officer of Calypso Technology, Inc. from March 2014 until July 2015. Prior to this, he was a director of Misys plc, a financial services group, and also served as an executive vice president of Misys Plc.
•Previously held leading technology and innovation roles at BT Group, Qwest Communications, Dresdner Kleinwort Benson and Swiss Bank Corporation.

Key Qualifications: Our Board considered Mr. Ramji’s extensive background in information technology services and digital strategies which play an integral role in the Company’s operations.

Kevin J. Rehnberg

Age: 58 Director Since: 2020 Committees: N/A Other Current Public Directorships: None Other Previous Public Directorships During Last Five Years: None
Experience:
•Currently on leave from his position as President and Chief Executive Officer of the Company which he has held since February 2020; Interim President and Chief Executive Officer of the Company from November 2019 until February 2020.
•Prior thereto, Mr. Rehnberg was President of the Americas and Chief Administrative Officer of the Company since January 2019.
•From March 2013 to January 2019, served President of the Company’s U.S. Operations.
•Prior to joining the Company, Mr. Rehnberg served as executive vice president for specialty lines at OneBeacon Insurance where he oversaw specialty business.
•Began his career at Chubb in 1986 and held a number of roles with increasing responsibility at Chubb Atlantic, Liberty, St. Paul and St. Paul Travelers through 2005.
•Holds a bachelor’s degree in History from Princeton University.

Key Qualifications: Our Board considered Mr. Rehnberg’s wealth of experience in the specialty property and casualty insurance sector and his critical understanding of the Company’s operations.

Information About Our Executive Officers
Below are the name, age, offices held and business experience for each of the Company’s executive officers as of April 29, 2022.
Thomas A. Bradley (64) has been our Interim Chief Executive Officer since March 3, 2022. Mr. Bradley served as the Chief Financial Officer and Executive Vice President of Allied World Assurance Company Holdings, AG, a global provider of insurance and reinsurance solutions, from 2012 until his retirement in 2017. Prior to that, Mr. Bradley had served as the Executive Vice President and Chief Financial Officer for two other public companies, Fair Isaac Corporation and the St. Paul Companies. He also held senior financial and operational positions at Zurich Insurance Group, including Chief Financial Officer for North America and Chief Executive Officer of the Universal Underwriters Group (now Zurich Direct Markets). Mr. Bradley received a Bachelor of Science degree in accounting from the University of Maryland and a Masters in Business Administration from Loyola University of Maryland and is a Certified Public Accountant (inactive).
Kevin J. Rehnberg (58) is currently on leave from his position as President and Chief Executive Officer which he has held since February 2020. Mr. Rehnberg previously served as the Interim President and Chief Executive Officer from November 2019 to

February 2020, and President, Americas Insurance and Chief Administrative Officer from January 2019 to November 2019. From March 2013 to January 2019, Mr. Rehnberg was President of the Company’s U.S. Operations, overseeing all activities of the Company’s U.S.-based business segments. Prior to joining the Company, Mr. Rehnberg served as executive vice president for specialty lines at OneBeacon Insurance, where he oversaw specialty underwriting operations and acquired and built new lines of specialty business. Prior to that, he held positions at the St. Paul Travelers Companies, Liberty International and Chubb Corporation. Mr. Rehnberg serves as a board member of ePath Logic, a web application that integrates into a health system’s workflow and brings laboratory expertise to the ordering clinician in a cost-effective manner. He has a bachelor’s degree from Princeton University.
Scott Kirk (49) became the Chief Financial Officer of the Company in March 2021. He was previously employed by Aspen Insurance Holdings Limited (“Aspen”), a global property and casualty insurance and reinsurance company, holding various roles beginning in 2007 and most recently served as Aspen’s Group Chief Financial Officer from 2014 until April 2020. Prior to joining Aspen, Mr. Kirk worked at Endurance Specialty Holdings Ltd. between 2002 and 2007, holding several senior finance roles. Previously, Mr. Kirk was at Trenwick International Ltd. in London working in finance and treasury. Mr. Kirk began his career as an auditor at KPMG, Brisbane and is a member of the Institutes of Chartered Accountants in both England and Wales and Australia.
Susan B. Comparato (52) became the Chief Administrative Officer of the Company in August 2021. She previously served as Argo Group’s U.S. General Counsel and most recently as SVP, U.S. Insurance, managing a portfolio of the Company’s U.S. business lines. Prior to joining the Company in August 2018, Ms. Comparato spent 16 years at Syncora Holdings where she held a number of senior positions, including as their CEO, General Counsel and Board member. Ms. Comparato started her career as a securitization attorney with Sidley Austin LLP. Ms. Comparato received a Bachelor of Science degree in finance from Georgetown University and her Juris Doctor degree from William & Mary Law School.
Allison D. Kiene (55) has served as the Company’s General Counsel since October 2020 and Secretary of the Company since August 2021. She came to the Company from Sompo International Holdings Ltd., a wholly-owned subsidiary of Sompo Holdings, Inc. established in 2017 as the result of the acquisition of Endurance Specialty Holdings Ltd. (“ENH”), where she served as Assistant General Counsel and Chief Compliance Officer. Ms. Kiene joined ENH following ENH’s acquisition of Montpelier Re Holdings Ltd. (“MRH”) in July 2015. From 2007 to 2015, Ms. Kiene served as Assistant General Counsel, Assistant Group Secretary and Head of Group Compliance for MRH. While at MRH, Ms. Kiene also served as General Counsel and Chief Compliance Officer for MRH’s investment management company, Blue Capital Management Ltd. Since October 2019, Ms. Kiene has served as a board member and chair of the Governance and Nomination Committee, and as Treasurer, of Team Telomere, a non-for-profit organization dedicated to providing information and support services to families worldwide affected by Dyskeratosis Congenita and Telomere Biology Disorder. Ms. Kiene received her Bachelor of Science degree in Pharmacy from the University of Connecticut School of Pharmacy and her Juris Doctor degree from the University of Connecticut School of Law. Ms. Kiene is admitted to the Bar in Connecticut, Massachusetts, and New York.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires directors, executive officers and holders of more than 10% of Common Shares to file with the SEC reports regarding their ownership and changes in ownership of the Company’s securities. Based on our review of these reports, we believe that during 2021 all reports for the Company’s executive officers, directors and 10% shareholders that were required to be filed under Section 16(a) of the Exchange Act were timely filed, except that (i) Scott Kirk subsequently amended his Form 3 on May 13, 2021 to correct the number of securities he beneficially owned on March 16, 2021, the date he was appointed as Chief Financial Officer, and (ii) Kevin J. Rehnberg subsequently amended on March 30, 2021 his Form 4 filed on August 18, 2020 to correct the omission of 9,490 shares of common stock directly held by Mr. Rehnberg in his reported total beneficial ownership of common stock.
Family Relationships
There are no family relationships between any of the Company’s directors or any of its executive officers.
Corporate Governance
Code of Conduct and Business Ethics
The Board has adopted a Code of Conduct and Business Ethics (the “Code of Conduct”) that applies to all its directors, officers and employees, including the principal executive officer and the principal financial officer, copies of which are available on the Company’s website at www.argolimited.com under the “Investors” tab and then the “Governance” tab. In addition, copies of the Code of Conduct can be obtained, free of charge, upon written request to our principal executive offices as follows: Investor Relations, 90

Pitts Bay Road, Pembroke HM 08, Bermuda. Any amendments to or waivers of the Code of Conduct that apply to the Board or its executive officers will be disclosed on our website.
Director Nomination Process
There have been no changes to the procedures by which shareholders may recommend nominees to the Board during the fiscal year 2021.
Audit Committee
The Audit Committee assists the Board in its oversight of (i) the integrity of the Company’s financial statements, (ii) the Company’s compliance with legal and regulatory requirements, (iii) the qualifications and independence of the independent registered public accounting firm, and (iv) the performance of the Company’s internal auditing function and the independent registered public accounting firm.
As of April 29, 2022, Messrs. Bailey, Donner and Ms. McFate serve as members of the Audit Committee and each such member is “independent” and meets the other requirements for audit committee membership, including financial literacy, as defined by applicable NYSE listing rules and SEC rules for audit committee members. Mr. Donner qualifies as “audit committee financial expert” within the meaning of applicable SEC rules and regulations governing the composition of the Audit Committee.
Item 11. Executive Compensation

Non-Employee Director Compensation
Compensation Program
As of April 29, 2022, our non-employee directors receive a combination of cash retainers and special meeting fees as described in the following table. In addition, our non-employee directors receive annual grants of equity compensation. We also reimburse our directors for travel, lodging and related expenses incurred in attending our Board or committee meetings or for travel related to the Company’s business.
Working with FW Cook, the independent compensation consultant to the HR Committee, our Board reviews compensation on a regular basis to evaluate whether our non-employee director compensation program is market competitive with our peers. Following the 2021 market review of director compensation and based on the recommendation of FW Cook in May 2021, our Board determined to extend the $1,000 fee previously provided for special meetings of the Audit Committee to also include attendance for special meetings of any of the Board committees. Prior approval from the HR Committee is required to pay a fee to attend informational calls of the Board or its committees. In April 2022, after consultation with FW Cook, the Board approved an annual retainer of $30,000 for the lead independent director. Mr. Bradley stopped receiving any compensation related to his service as a director or Chairman of the Board upon his appointment as Interim Chief Executive Officer. The director compensation program did not otherwise change as compared to 2020.

Cash Compensation

Annual Retainer (paid in quarterly installments)	$85,000, of which $40,000 ($10,000 per quarter) is paid subject to attendance at Board meetings

Board and Committee Meeting Fees	Special Meetings of the Board = $2,000 per meeting
Special Meetings of the Committees = $1,000 per meeting
Informational Calls of the Board or Committees with prior HR Committee Approval = $1,000 per meeting

Board and Committee Retainers (paid in quarterly installments)	•Chairman of the Board = $125,000 annual retainer
•Lead Independent Director = $30,000 annual retainer
•Chair, Audit Committee = $25,000 annual retainer
•Member, Audit Committee = $10,000 annual retainer
•Chair, Human Resources Committee = $15,000 annual retainer
•Member, Human Resources Committee = $8,000 annual retainer
•Chair, Investment Committee = $15,000 annual retainer
•Member, Investment Committee = $8,000 annual retainer
•Chair, Nominating and Corporate Governance Committee = $15,000 annual retainer
•Member, Nominating and Corporate Governance Committee = $8,000 annual retainer
•Chair, Risk & Capital Committee = $15,000 annual retainer
•Member, Risk & Capital Committee = $8,000 annual retainer

Equity Compensation

Annual Equity Awards	Annual grant of $95,000 awarded in restricted stock subject to the terms of the award agreements

2021 Non-Employee Director Compensation
The following table sets forth our non-employee directors’ 2021 cash and equity compensation.

Name(1)	Fees Earned or Paid in Cash(2)	Stock Awards(3)	Total
Thomas A. Bradley	$232,000	$94,988	$326,988
Bernard C. Bailey	111,000	94,988	205,988
Fred R. Donner	132,000	94,988	226,988
Anthony P. Latham	265,976(4)	94,988	360,964
Dymphna A. Lehane	121,000	94,988	215,988
Samuel G. Liss	123,000	94,988	217,988
Carol A. McFate	110,500	94,988	205,488
Kathleen A. Nealon (5)	143,237 (6)	—	142,237
Al-Noor Ramji	119,000	94,988	213,988
John H. Tonelli(5)	60,000	—	60,000
(1)     Current Committee and chairperson appointments can be found in the table starting on page 6.
(2)     Includes all retainers, committee and/or chairmanship fees, and fees related to attending special or informational meetings of the Board and its Committees.
(3)     Represents the grant date fair value of restricted stock granted by the Company during 2021, calculated in accordance with U.S. GAAP ASC Topic 718, based on the closing stock price of a share of Company common stock on the date of grant. Ms. Nealon and Mr. Tonelli retired from the Board immediately following the 2021 Annual General Meeting of the Shareholders, and therefore did not receive the annual grant of restricted stock in 2021.
(4)    $161,976 of this amount represents payments to Mr. Latham for service on the board of directors of the Company’s subsidiary, Argo Managing Agency Ltd. Mr. Latham receives 120,000 in British Pounds for his service as Chairman of the Board of this subsidiary. The payment was converted into U.S. dollars for purposes of the foregoing table using a December 31, 2021 exchange rate of 1.3498 US$/GBP.
(5)    Ms. Nealon and Mr. Tonelli retired from the Board immediately following the 2021 Annual General Meeting of Shareholders.
(6)    $87,737 of this amount represents payments to Ms. Nealon for service on the board of directors of the Company’s subsidiary, Argo Managing Agency Ltd. until her retirement immediately following the 2021 Annual General Meeting of the Shareholders. Ms. Nealon was paid 65,000 in British Pounds for her service as a board member and Chair of the Remuneration Committee of this subsidiary. The payment was converted into U.S. dollars for purposes of the foregoing table using a December 31, 2021 exchange rate of 1.3498 US$/GBP.
The following table sets forth the aggregate number of shares of restricted stock held as of December 31, 2021 by each individual who served as a non-employee director of the Company during 2021:

Name	Shares of Restricted Stock
Thomas A. Bradley	1,665
Bernard C. Bailey	1,665
Fred R. Donner	1,665
Anthony P. Latham	1,665
Dymphna A. Lehane	1,665
Samuel G. Liss	1,665
Carol A. McFate	1,665
Kathleen A. Nealon	0
Al-Noor Ramji	1,665
John H. Tonelli	0
Director Stock Ownership
All of our non-employee directors are expected to comply with the Company’s Equity Ownership Guidelines, which requires each non-employee director to hold equity having a value equal to or greater than five times the annual retainer they received for service on the Board in the preceding year. Non-employee directors must hold all after-tax vested shares earned through service on the Board until they meet the guideline ownership level. Compliance is tested as of the first business day of the second quarter each year. As of April 29, 2022, all of our non-employee directors either held the requisite number of shares or were subject to the 100% retention requirement.

Compensation Discussion and Analysis
This Compensation Discussion and Analysis discusses our compensation policies and determinations that applied to the following named executive officers (“NEOs”) for the 2021 fiscal year:

Name	Title
Kevin J. Rehnberg	President and Chief Executive Officer
Scott Kirk(1)	Chief Financial Officer
Andrew M. Borst(2)	Interim President of International Operations
Susan B. Comparato(2)	Chief Administrative Officer
Allison D. Kiene	General Counsel and Secretary

Former Executive Officers
Jay S. Bullock(1)	Former Executive Vice President and Chief Financial Officer
Timothy D. Carter(2)	Former Chief Underwriting Officer
Matthew J. Harris(2)	Former Group Head of International Operations
(1) On July 2, 2020, the Company announced the departure of Mr. Bullock as Executive Vice President and Chief Financial Officer of the Company. Mr. Bullock continued to serve as Executive Vice President and Chief Financial Officer through March 15, 2021. Mr. Kirk joined the Company on February 8, 2021, and succeeded Mr. Bullock as the Company’s Chief Financial Officer on March 16, 2021. Mr. Bullock remained employed in an advisory capacity through March 31, 2021.
(2) On August 6, 2021, Mr. Harris resigned as Group Head of International Operations of the Company, and on August 11, 2021 Mr. Carter’s employment as Chief Underwriting Officer with the Company was terminated without cause. On August 12, 2021, the Company appointed Mr. Borst as Interim President of International Operations and Ms. Comparato as Chief Administrative Officer, replacing Mr. Borst’s previous role. Mr. Borst voluntarily resigned from the Company effective April 1, 2022.
Executive Summary
Business Overview
The Company is a distinctive U.S. focused specialty insurer with well-established businesses operating in key specialty markets. We operate in the specialty insurance market where we focus on discrete niche products or businesses that require specialized or hard-to-place coverage. We believe the specialized nature of the products we offer provides our underwriters the flexibility over rates, terms and forms to produce superior loss ratios over the long-term. Our fundamental operating principles are designed to create an efficient organization that is focused on delivering results and improved shareholder value creation. The Company operates primarily in two segments, U.S. Operations and International Operations. In addition to these main business segments, we have a Run-off Lines segment for certain products we no longer underwrite.
2021 Company Performance and Strategy
During 2021, the Company made significant progress in a number of strategic priorities and enhancing our business profile as a U.S. focused specialty insurer, while realigning, simplifying and ultimately positioning the business for future profitability. Key achievements included:
Repositioned Business Units for profitability
•Entered into an agreement to sell our Brazilian business which was completed on February 15, 2022
•Sold renewal rights to U.S. Specialty Property business
•Sold renewal rights to Contract Binding P&C business
•Exited London Property D&F and North American Binders business in Syndicate 1200
•Reduced group-wide property exposure

Continued Expense Reduction Efforts
•Progressed on expense initiatives aimed at reducing the expense ratio to 36.0% for the full year of 2022, representing a 250-basis point improvement from 2019 results
•Reduced workforce by approximately 20%, representing nearly a 300-headcount decrease including divestitures since July 1, 2020
•Continued actions to reduce outside services spend by 35% for the full year 2022, or more than $30 million as compared to year-end 2019
•Continued actions to reduce real estate expense by 40% for the full year 2022, or $8 million as compared to year-end 2019, through footprint reduction
Made Progress on ESG Initiatives
•Delivered on our 2021 Greenhouse Gas targets
•Executed a climate risk management framework to manage physical, transition and litigation exposures within agreed risk tolerance levels
•Published our first ClimateWise Report that aligns with the principles of the Task Force on Climate-related Financial Disclosures
•Matured the operation of the Company’s Employee Resource Groups and increased engagement in diversity and inclusion programs
•Integrated an updated Responsible Investment Policy into our stewardship and engagement of our investment managers

Compensation Governance
The HR Committee reviews on an ongoing basis the Company’s executive compensation program to evaluate whether it supports the Company’s executive compensation philosophies and objectives and whether the program is aligned with shareholder interests. Our executive compensation practices include the following, each of which the HR Committee believes reinforces our executive compensation objectives:

	What We Do		What We Don’t Do
☑	Pay for performance by structuring a significant percentage of target annual compensation in the form of variable, at-risk compensation	☒	No guaranteed annual salary increases or bonuses

☑	Pre-established performance goals that are designed to be aligned with the creation of shareholder value	☒	No excise tax gross-ups

☑	Use of a compensation peer group to evaluate market competitiveness of our executive compensation program	☒	No repricing of stock options permitted

☑	Maximum payout caps for incentive compensation	☒	No hedging or pledging of Company stock

☑	Double-trigger vesting for equity awards in the event of a change in control	☒	No dividends or dividend equivalents paid on unvested equity awards

☑	Require meaningful equity ownership by executive officers	☒	No multi-year compensation guarantees

☑
Maintain a clawback policy that applies to any cash, equity-based annual or long-term incentive and other performance-based compensation awards and includes a trigger for egregious conduct substantially detrimental to the Company absent a financial restatement
		☒	No single-trigger change in control provisions

☑	Perform a thorough compensation risk assessment

☑	Retain an independent compensation consultant

☑	Engage in regular shareholder outreach

☑	Limited and customary perquisites and other personal benefits

Shareholder Engagement and Responsiveness to 2021 Advisory Vote on Executive Compensation
During shareholder outreach conducted in 2021 and 2020, we received extremely positive shareholder feedback around the compensation and governance changes that had been implemented in 2021 and 2020, including the change to the long-term incentive (“LTI”) design for NEOs to place a higher weighting on performance-based awards with metrics based on three-year book value per share (“BVPS”) and return on equity (“ROE”) and the introduction of an the ESP. In designing our executive compensation program, our executive management team and the Board carefully considered shareholder feedback as well as insights gathered through our prior engagement efforts to structure a program in a manner that we believe fits well within our overall compensation philosophy and the objectives of our executive compensation and governance programs, and is aligned with the interests of our shareholders.
Following our 2021 Annual General Meeting of Shareholders, the HR Committee reviewed the results of the shareholder advisory vote on executive compensation in which approximately 97.7% of the votes were cast in favor of the proposal. The HR Committee did not make any changes to the Company’s executive compensation program in response to the 2021 shareholder advisory vote.
Executive Compensation
Compensation Philosophy
The main objective of our executive compensation philosophy is to focus executives on the achievement of financial and operational performance over the short- and long-term in order to maximize shareholder value and support business objectives. Our compensation program is designed to increase shareholder value by:
•Linking pay to both Company and individual performance;

•Aligning our executives’ incentive compensation with the Company’s short- and long-term strategic and financial goals and providing a significant component of compensation that is performance-based;
•Providing a competitive compensation program that allows us to attract and retain superior talent in the competitive specialty insurance marketplace in which we operate; and
•Appropriately managing risk.
Compensation Elements and Pay Mix
Our goal is to retain and attract experienced and talented executive officers and to motivate them to achieve our short- and long-term financial, operational and strategic objectives that produce and promote shareholder value. To achieve this goal, we strongly emphasize a culture of pay for performance in order to provide incentives and accountability for our executive officers in working toward the achievement of our objectives. Accordingly, we have designed our incentive compensation program with the goal of ensuring that actual realized pay varies based on achievement of challenging performance goals and demonstration of meaningful individual commitment and contribution.

The table below summarizes the key components of our executive compensation program (described in more detail beginning on page 20) and highlights significant compensation decisions of the HR Committee in fiscal year 2021 with respect to such program.

Compensation Component	Link to Business Strategy and Shareholder Value	2021 Compensation Decisions
Base Salary (Page 20)
• Provide a competitive level of fixed compensation that allows us to attract and retain executive talent
• Base salaries reflect the experience, skills and responsibilities of each NEO, the pay practices of companies with whom we compete for talent, economic conditions, and the HR Committee’s assessment of the Company and individual performance
• Two of our NEOs received base salary adjustments and, in the case of Mr. Kirk, his base salary was established when he joined the Company after considering market data. No other changes to NEO salaries were approved for 2021

Annual Incentive Compensation (Page 21)
• Incentivize executives to achieve pre-established annual corporate/business unit financial goals and individual performance achievements aligned with the Company’s financial, operational and strategic objectives

• Financial goals based on achieving adjusted underwriting income and combined ratio targets, with payout ranging from 0% to 200% of target opportunity

• Payouts are capped at 200% of target opportunity regardless of individual performance

• The HR Committee views non-financial individual performance as an important contributor to the Company’s future operational and financial performance

• In 2021, the HR Committee redesigned the Annual Incentive Plan (“AIP”) as follows
–80% was based on achievement relative to pre-established underwriting income and normalized combined ratio results, as adjusted, and
–20% was based on individual performance with respect to pre-established, non-financial individual goals.

• For 2021, the HR Committee approved a funded financial result of 82.7%, inclusive of the individual 20% component.

Long-Term Incentive Compensation (Page 23)
• Encourage stock ownership and align the long-term interests of NEOs with those of our shareholders

• Reward and retain executives who contribute to the Company’s success through achieving pre-established corporate financial performance objectives that are designed to be aligned with building shareholder value

• Performance-based awards vesting 50% based on achievement of tangible BVPS (“TBVPS”) growth and 50% based on ROE, each measured over a three-year cumulative performance period, with payouts ranging from 25% to 150% of target opportunity
• LTI awards were granted as a mix of 25% time-based and 75% performance-based awards. For the 2021 LTI grant, the HR Committee changed from the BVPS metric used in prior years to TBVPS in order to exclude the impact of intangible asset accounting and better align with shareholder value creation

When determining the appropriate level of compensation for an NEO, the HR Committee looks not only at the separate components of the compensation package and the incentive provided by each but also at the NEO’s aggregate level of compensation. This philosophy allows the HR Committee to provide a mix of components to incentivize and reward the desired performance from each NEO. The following graphs illustrate the pay mix and the fixed versus variable portion of Mr. Rehnberg’s and, on average, the other continuing NEOs’ total target direct compensation as of December 31, 2021.

Elements of the Compensation Program
Our goal is to attract and retain experienced and talented executive officers and to motivate them to achieve our short- and long-term financial, operational and strategic objectives that produce and promote shareholder value. To achieve this goal, we strongly emphasize a culture of pay for performance in order to provide incentives and accountability for our executive officers in working toward the achievement of our objectives.
2021 Base Salary
Consistent with our desire to provide compensation that will attract and retain superior executives, when establishing base salary for our NEOs, the HR Committee considers both (i) the experience, skills and responsibilities of the NEO and (ii) the pay practices of companies with whom we compete for executives. In addition, when establishing base salaries for new hires or internal promotions, the HR Committee considers compensation paid to the executive’s predecessor, internal pay equity as well as the level of compensation required to induce an executive to join the Company. When adjusting base salaries, the HR Committee also considers Company performance and an NEO’s individual performance. The HR Committee increased Mr. Borst’s base salary, effective January 1, 2021, based on a review of market data for his role as Chief Administrative Officer. Mr. Borst subsequently replaced Mr. Harris in August 2021 as Interim President of International Operations. The HR Committee increased Ms. Comparato’s 2021 base salary when she assumed her new role as Chief Administrative Officer in August 2021 based on an assessment of market data for her role. Mr. Kirk’s initial base salary was established at the time he joined the Company based on a review of the competitive market as well as the Company’s historical pay practices.

The 2021 base salaries for our NEOs were as follows:

Executive	2020 Base Salary		(%) Change	2021 Base Salary
Kevin J. Rehnberg	$975,000		0%	$975,000
Scott Kirk(1)	N/A		N/A	630,087	(1)
Andrew M. Borst(3)	400,000		25%	500,000
Susan B. Comparato(3)	400,000		13%	450,000
Allison D. Kiene	500,000		0%	500,000

Former Executive Officers
Jay S. Bullock	600,000		0%	600,000
Timothy D. Carter	500,000		0%	500,000
Matthew J. Harris	539,920	(2)	0%	539,920	(2)

(1) Mr. Kirk joined the Company on February 8, 2021, and succeeded Mr. Bullock as the Company’s Chief Financial Officer on March 16, 2021. The amount represents his annualized base salary level at the time he joined the Company.
(2) Base salary was converted into U.S. dollars for purposes of the foregoing table using a December 31, 2021 exchange rate of 1.3498 US$/GBP
(3) Mr. Borst received a base salary increase in January 2021 and Ms. Comparato received a base salary increase in August 2021 in connection with her appointment as Chief Administrative Officer.

2021 Annual Incentive Awards
Performance Goal and Target Establishment
Our AIP is structured to motivate and reward achievement of short-term financial goals and individual performance objectives and to provide a strong linkage between pay and performance. For our NEOs, AIP awards are based on an individual’s target award, 80% of which is tied to the achievement of pre-established financial objectives and 20% of which is based on the achievement of pre-established annual objectives for each individual. Payouts are capped at 200% of target opportunity.

At the beginning of the year or, if later, upon hire or promotion, each NEO’s individual target award is established as a percentage of his or her base salary, after considering market data provided by the HR Committee’s independent compensation consultant, individual performance and the Company’s historical compensation programs. The 2021 target cash incentive for our participating NEOs were as follows:

Executive (1)	2021 Target Annual Incentive as Percent of Base Salary (%)	2021 Target Annual Incentive ($)
Kevin J. Rehnberg	125%	$1,218,750
Scott Kirk	100%	630,087	(2)
Andrew M. Borst	100%	500,000
Susan B. Comparato	75%	315,000	(3)
Allison D. Kiene	75%	375,000

Former Executive Officers
Timothy D. Carter	100%	500,000
Matthew J. Harris	75%	404,940	(2)
(1) Pursuant to the Bullock Separation Agreement, Mr. Bullock was not eligible to participate in the Company’s 2021 AIP.
(2) Target annual incentive was converted into U.S. dollars for purposes of the foregoing table using a December 31, 2021 exchange rate of 1.3498 US$/GBP.
(3) Target annual incentive annualized based on mid-year 2021 salary increase.

2021 Performance Results
2021 Financial Goals
The AIP awards are based 80% on the achievement of pre-established financial metrics. For fiscal year 2021, a pool was determined based on underwriting income and normalized combined ratio targets established at the beginning of the year. Following a comprehensive review of market and peer incentive plan practices, the AIP financial metrics were changed in 2021 from operating income and underwriting income to underwriting income and normalized combined ratio. The HR Committee believes that these metrics are sustainable over time and enhance management’s line of sight to controllable performance. Normalized combined ratio is defined as current accident year combined ratio, normalized to the planned catastrophe load. When determining actual results for incentive compensation purposes, the HR Committee retained authority to adjust the results for the impact of certain material non-recurring items outside the control of management in order to reflect the actual operating performance of the Company. Accordingly, in determining the funded payout for 2021 and in accordance with the approved AIP, the HR Committee adjusted the underwriting income for: (i) unanticipated prior year development resulting from the fourth quarter reserve review and (ii) catastrophe losses above plan. The HR Committee selected underwriting income, as adjusted, and normalized combined ratio as strong indicators of the Company’s short-term financial and operational performance.
The Company’s 2021 target and actual metrics are summarized below. The minimum levels of payout shown for the underwriting income and normalized combined ratio financial metrics represent the outcome under which the individual performance metric would fund, but there is no funding of the financial metrics at this level. If actual financial metrics are below the minimum payout metrics, there will be no funded payout under any performance metrics, including the individual performance metric.

Performance Metric	Metric Weighting	Minimum Payout (0%)	Target Payout (100%)	Maximum Payout (200%)	2021 Adjusted Result	Projected Metric Payout	Weighted Projected Payout
Adjusted Underwriting Income	60.0%	$ (16.2)(1)	$ 99.8(1)	$ 132.6(1)	$ 76.2(1)	78.3%	47.0%
Normalized Combined Ratio	20.0%	100.7%	94.5%	92.7%	95.8%	78.3%	15.7%
Individual Performance	20.0%	N/A	N/A	N/A	100.0%	100.0%	20.0%
Total	100.0%						82.7%
(1) In millions

2021 Individual Goals
The AIP awards are based 20% on the achievement of individual performance goals in order to allow the HR Committee to appropriately reflect performance that is reasonably within management’s control and to reward individual performance when appropriate. At the beginning of 2021, the HR Committee established the performance goals that would be used to determine the individual component for the NEOs. As part of the Company’s annual performance evaluation process each year, the CEO, after having received input from the HR Committee and after consultation with each NEO, establishes that NEO’s performance objectives for the coming year. These performance objectives are not intended to be rigid or formulaic, but rather to serve as the framework upon which the NEO’s overall performance is assessed. These annual performance goals varied by NEO and generally fell within the performance categories of financial, organizational goals and development, leadership, Board interface, improvement in working relationships with key clients, partners, regulators, rating agencies, shareholders and/or the banking community, strategy execution, and diversity and inclusion related goals. Under each performance goal category, each NEO had a number of underlying performance measures against which the NEO’s performance was assessed to determine whether the NEO had achieved the overall performance goal. In order to determine payouts relative to the individual component, the HR Committee carefully assessed the performance of each NEO relative to pre-established individual objectives.
The table below sets forth the AIP targets and payouts to each of our participating NEOs based upon 2021 performance, as described above:

Executive	2021 Target Annual Incentive ($)		Annual Incentive Payouts ($)
Kevin J. Rehnberg	$1,218,750		$1,007,906
Scott Kirk (1)	630,087		521,082
Andrew M. Borst	500,000		413,500
Susan B. Comparato	315,000	(2)	260,505
Allison D. Kiene	375,000		310,125

Former Executive Officers
Timothy D. Carter	500,000		251,499	(3)
Matthew J. Harris (1)	404,940		N/A	(4)
(1) Target annual incentive and actual incentive payout was converted into U.S. dollars for purposes of the foregoing table using a December 31, 2021 exchange rate of 1.3498 US$/GBP.
(2) 2021 target AIP award is based upon annualized mid-year 2021 salary increase for Ms. Comparato.
(3) Pursuant to the terms of the ESP, Mr. Carter was entitled to receive a prorated AIP payment, based on actual performance, payable at the same time as awards to other participants.
(4) Mr. Harris was not eligible to receive any 2021AIP awards due to his voluntary resignation from the Company on August 6, 2021.

2021 Long-Term Incentive Awards
Our LTI compensation is designed to provide a strong linkage between pay and the Company’s strategic goals, and to align the interests of our executives with those of our shareholders by awarding compensation in the form of equity, which may be restricted stock, restricted stock units, performance-based restricted stock, stock options or stock appreciation rights.
Individual target LTI awards for our NEOs are established at the beginning of the year or, if later, upon hire or promotion. As noted above, the 2021 LTI grants were delivered in the form of time-based and performance-based restricted stock awards, weighted 25% and 75%, respectively. The time-based restricted stock awards vest ratably over a four-year period based on the executive’s continued employment through the applicable vesting date.
The performance-based restricted stock awards vest based on the achievement of pre-established performance goals relating to TBVPS growth and ROE, each weighted 50% and measured over a cumulative three-year performance period. For the 2021 LTI grant, the HR Committee changed from the BVPS metric used in prior years to TBVPS in order to exclude the impact of intangible asset accounting and better align with shareholder value creation. The TBVPS and ROE performance goals were established taking into account the challenging global economic conditions and market conditions facing our industry at the time the goals were set. The growth in TBVPS and ROE targets under the Company’s LTI program were also established based on an assessment of the current operating environment, evidenced by continued and heightened competition relative to prior periods, a modestly improving economic environment at the time, and an improving interest rate environment, which at times has had the effect of increasing investment income. The target goals were designed to be challenging but achievable with strong management performance. Depending on the outcome, the performance-based restricted stock awards may vest up to 150% of the target award opportunity, with no vesting if threshold level goals are not met. The TBVPS and ROE performance targets, along with actual results against targets, will be disclosed following the conclusion of the three-year performance period.
The following table sets forth the target award value of the 2021 LTI awards granted to each participating NEO.

Executive (1)	2021 Target LTI ($)
Kevin J. Rehnberg	$2,000,000
Scott Kirk (2)	707,273
Andrew M. Borst	500,000
Susan B. Comparato	250,000
Allison D. Kiene	300,000

Former Executive Officers
Timothy D. Carter (3)	500,000
Matthew J. Harris (2)(4)	298,701
(1) Pursuant to the Bullock Separation Agreement, Mr. Bullock was not eligible to participate in the Company’s 2021 LTI plan.
(2) LTI Target was converted into U.S. dollars for purposes of the foregoing table using a March 2020 through February 2021 monthly average exchange rate of 1.299 US$/GBP.
(3) Pursuant to the terms of his 2021 Separation Agreement and General Release, Mr. Carter’s unvested LTI awards were forfeited.
(4) Due to his voluntary resignation from the Company on August 6, 2021, Mr. Harris’ unvested LTI awards were forfeited.

One-time Performance Award to Certain NEOs
In November 2018, the Committee approved performance-based restricted stock awards on a selective basis to certain executives, including Messrs. Rehnberg and Bullock (the “2018 Performance Awards”). The 2018 Performance Awards could be earned based on the achievement of specific stock price and expense ratio reduction hurdles by the end of a three-year performance period from January 1, 2019 to December 31, 2021. At the conclusion of the performance period it was determined that these hurdles were not met and, based on performance against these pre-established performance goals, the 2018 Performance Awards were forfeited.
Other Compensation and Benefit Programs
Savings Plans
Substantially all of our United States based employees, including our NEOs who are U.S. citizens, are eligible to participate in our tax-qualified savings plan (the “Qualified Savings Plan” or “401(k) Plan”). This plan provides an opportunity for employees to save for retirement on both a tax-deferred and after-tax basis. Participants may contribute up to 75% of their base salary through tax-deferred and after-tax contributions up to the Internal Revenue Code (“IRC”) limit on employee contributions. We match 100% of the first 5% of each employee’s bi-weekly contributions. Participants are vested on a five-year graded vesting schedule for employer matching contributions. In addition, we contribute 1% of base salary up to the IRC compensation limit. This contribution vests upon completing three years of service.

Our NEOs who are U.S. citizens are also eligible for a tax-deferred non-qualified defined contribution plan (the “Non-Qualified Savings Plan”). The Non-Qualified Savings Plan provides retirement benefits which would be payable under the Qualified Savings Plan but for the limits imposed by the IRC. Our NEOs who are U.S. citizens may contribute up to 5% of their pay to the Non-Qualified Savings Plan after reaching the maximum allowable IRS contribution to the Qualified Savings Plan. The participant’s investment return is calculated as though the account was invested as designated by the individual from substantially the same funds that are available under the Qualified Savings Plan.
Our NEOs who are non-U.S. citizens are eligible to participate in defined contribution pension plans pursuant to the laws of the jurisdictions where they work and reside. The Company generally contributes 15% of a participant’s base salary to these plans up to the limits permitted by applicable legislation.
Welfare Benefits and Perquisites
We provide limited perquisites to our NEOs, consisting principally of our corporate-wide benefit programs and, where applicable, relocation assistance. Our NEOs are offered welfare benefits that generally are commensurate with the benefits provided to all of our full-time employees. Welfare benefits consist of company-paid portions of life, disability, medical and dental insurance premiums. The Company also provides our executives with a group umbrella casualty insurance policy and executive long-term disability insurance.
The Board has adopted a policy permitting the use of chartered, private aircraft for business travel only when there is no commercial alternative and then only with prior written approval from either the Chief Executive Officer or the Chief Financial Officer for officers or the Chairman of the HR Committee for directors. During 2021, none of the executive officers or directors used chartered, private aircraft for business travel.
Executive Severance Plan
We believe that reasonable severance arrangements are essential to attracting and retaining highly qualified executives. Our employment arrangements are designed to provide reasonable compensation to departing executives under certain circumstances to facilitate their transition to new employment. As part of these arrangements, we also mitigate potential Company liability by requiring executives to sign a separation and release agreement acceptable to us as a condition to receiving severance benefits. While we do not believe that the provisions of a severance benefit would be the determinative factor in an executive’s decision to join or remain with the Company, we believe that the absence of such a provision in an executive’s employment arrangement would present a distinct competitive disadvantage in the market for highly skilled and experienced executives. Furthermore, we believe that it is important to set forth the benefits payable in triggering circumstances in advance in an attempt to avoid future disputes or litigation, and to provide consistency among executives with respect to benefits payable upon a termination from the Company under certain scenarios. In determining severance arrangements, the HR Committee has drawn a distinction between a termination initiated by the Company other than for cause versus a termination initiated by the Company for cause or one initiated by the executive (for example, a voluntary resignation). We believe severance arrangements for a termination without cause that is initiated by the Company are appropriate since the executive’s departure is due to circumstances not within his or her control.
As such, beginning on January 1, 2021, our NEOs, other than Mr. Rehnberg, were eligible to receive severance benefits pursuant to the terms of the Company’s ESP, which was adopted on November 6, 2020, in the event of a termination initiated by the Company other than for cause, as discussed in detail beginning on page 37. The post-termination benefits provided in Mr. Rehnberg’s employment agreement and the ESP were determined based on market data, input from the HR Committee’s independent compensation consultant and the Company’s historical pay practices.
Employment Arrangements with Named Executive Officers
The Company generally executes an offer of employment before an executive joins the Company. This offer describes the basic terms of the executive’s employment, including his or her start date, starting salary, annual incentive target and LTI award target. The terms of the executive’s employment are based thereafter on sustained good performance rather than contractual terms, and the Company’s policies, such as the ESP, will apply as warranted. Under certain circumstances, the HR Committee recognizes that special arrangements with respect to a NEO’s employment may be necessary or desirable and, in such cases, may enter into employment agreements or other employment agreements as it deems appropriate.

Kevin J. Rehnberg
On March 11, 2020, the Company entered into an Executive Employment Agreement (“Executive Employment Agreement”) with Mr. Rehnberg in connection with his continued appointment as President and Chief Executive Officer. Pursuant to this Executive Employment Agreement, Mr. Rehnberg will serve as the Company’s President and Chief Executive Officer through February 18, 2023, subject to earlier termination pursuant to the terms of the Executive Employment Agreement. If Mr. Rehnberg voluntarily resigns from the Company, he is required to provide the Company with thirty days’ prior notice.
Under this Executive Employment Agreement, Mr. Rehnberg’s annual base salary was set at $975,000, which is reviewed annually by the HR Committee for possible increases (but not decreases) in its sole discretion. Mr. Rehnberg is eligible to earn annual cash incentive and/or LTI awards in the sole discretion of the HR Committee from time to time, subject to his continued employment through any payment date, except as provided in the Executive Employment Agreement. The terms of the Executive Employment Agreement were determined by the HR Committee after considering market practices, the Company’s historical pay practices and the input of its independent compensation consultant. Mr. Rehnberg is eligible to receive severance payments and benefits pursuant to the terms of the Executive Employment Agreement, as described on page 36.
Scott Kirk
On February 8, 2021, we announced the appointment of Scott Kirk as Chief Financial Officer, succeeding Mr. Bullock, effective March 16, 2021. In connection with his employment, Mr. Kirk entered into a Service Agreement, dated February 5, 2021, with Argo Management Services Limited, a subsidiary of the Company incorporated and registered in England and Wales. The term of the Service Agreement will continue until the earlier of Mr. Kirk’s relocation to the United States or August 7, 2022, subject to either party providing a one month’s prior written notice to the other party of an earlier termination.
The Company may, in its discretion, terminate Mr. Kirk’s employment at any time and with immediate effect by notifying him and making a payment in lieu of notice (“PILON”), which is subject to and paid in accordance with the terms of the ESP. Mr. Kirk shall not be entitled to any PILON if the Company would otherwise have been entitled to terminate his employment under his Service Agreement without having to provide such notice. In that case the Company is entitled to recover any PILON already made from Mr. Kirk.
Under the terms of the Service Agreement, Mr. Kirk receives a base salary of $600,000 and is eligible for a target annual cash incentive compensation opportunity of up to 100% of his base salary and a LTI target opportunity of $700,000. He is eligible to participate in the Company’s retirement and other benefit plans and programs as set forth in the Service Agreement. In order to be eligible to receive an annual incentive compensation payment, Mr. Kirk must be employed through any payment date and not under notice to receive (or have received) a PILON on the date that the annual incentive compensation is paid.
Mr. Kirk received a one-time cash sign-on bonus of $300,000, subject to Mr. Kirk’s obligation to reimburse the Company if he were to voluntarily leave the Company within 24 months of receipt of such payment, and a one-time LTI award equal to $200,000, granted in the form of restricted stock that vests ratably over a four-year period, measured from the award grant date. These awards were made to Mr. Kirk as an inducement to join the Company. The terms of the Service Agreement were determined by the HR Committee after considering market practices, the Company’s historical pay practices and the input of its independent compensation consultant. Mr. Kirk is eligible for severance benefits under the ESP, as described on page 37, and under the terms of the Service Agreement may be placed on garden leave.
In December 2021, Mr. Kirk received a one-time retention award with a grant date fair value equal to $500,000, delivered in the form of restricted stock that vests ratably over a three-year period, subject to Mr. Kirk’s continued service through the applicable vesting date. This award was granted to recognize the critical need to retain Mr. Kirk during the turnaround period and in consideration of unprecedented levels of turnover both in the organization and the external market.
Allison D. Kiene
Ms. Kiene currently serves as our General Counsel and Secretary. The terms of Ms. Kiene’s offer letter provide for a base salary of $500,000, a target annual cash incentive compensation opportunity of 75% of her base salary, and LTI target opportunity of $300,000. Ms. Kiene is eligible to participate in the Company’s retirement and other benefit plans and programs offered to the Company’s other NEOs. Under the terms of her offer letter, Ms. Kiene received a one-time cash sign-on bonus equal to $200,000 in consideration of compensation forfeited from her prior employer, payable in two installments, one in March 2021 ($160,000) and the other in March 2022 ($40,000), subject to Ms. Kiene’s obligation to reimburse the Company if she were to voluntarily leave the Company within 24 months of receipt of such payment. Ms. Kiene is eligible for severance benefits under the ESP, as described on page 37.

Jay S. Bullock
On July 2, 2020, the Company announced the departure of Mr. Bullock as Executive Vice President and Chief Financial Officer of the Company. Mr. Bullock continued to serve as Executive Vice President and Chief Financial Officer through March 15, 2021 and the Company and Mr. Bullock entered into a Separation and Transition Agreement and General Release on March 23, 2021 (the “Bullock Separation Agreement”). Pursuant to the terms of this agreement, Mr. Bullock served as an employee adviser to the Company until March 31, 2021 (the “Termination Date”) and continued to receive his base salary of $600,000 until the Termination Date. Mr. Bullock was not eligible to participate in the Company’s incentive plans in 2021 including, but not limited to the 2021 AIP and LTI plan. Mr. Bullock was entitled to continued vesting of all his prior unvested equity awards.
Under the Bullock Separation Agreement, from April 1, 2021 until June 30, 2021, Mr. Bullock was available to provide consulting services relating to the transition of his duties to his successor, at an hourly rate based on his base salary divided by 2,080. Mr. Bullock did not provide any consulting services during his transition period. Upon Mr. Bullock’s execution and non-revocation of the Bullock Separation Agreement, and pursuant to the circumstances of his departure, Mr. Bullock became entitled to the severance benefits for a termination without cause under his 2019 employment agreement, as described on page 37. In addition, Mr. Bullock received $5,000 in attorneys’ fees incurred in connection with the negotiation of the Bullock Separation Agreement. The Bullock Separation Agreement also provides that Mr. Bullock will remain subject to the restrictive covenants set forth in his 2019 employment agreement and provides for a general release of claims.
Timothy D. Carter
On August 11, 2021, as part of the Company’s efforts to continue to streamline management and reduce expenses, Mr. Carter’s employment with the Company was terminated without cause. On August 27, 2021, Argonaut Management Services, Inc. and Mr. Carter entered into a Separation Agreement and General Release. Upon Mr. Carter’s execution and non-revocation of the Separation Agreement and General Release, and pursuant to the circumstances of his departure, Mr. Carter became entitled to the severance benefits for a termination without cause under the ESP, as described on page 38. Mr. Carter forfeited his unvested LTI awards or shares as a result of his termination.
Matthew J. Harris
Mr. Harris joined the Company on August 1, 2017 and entered into an employment contract (“Employment Contract”), which among other things, required either the Company or Mr. Harris to provide at least six-months’ notice of termination of employment. On August 6, 2021, Mr. Harris provided notice of resignation and the Board agreed to waive the contractual notice period under his Employment Contract and make the resignation effective immediately. In connection with Mr. Harris’s resignation, Mr. Harris and Argo Management Services Limited entered into a Separation Agreement, dated August 9, 2021 (the “Harris Separation Agreement”), whereby Mr. Harris was entitled to payment in lieu of notice as described on page 37. Due to Mr. Harris voluntary resignation from the Company, his unvested LTI awards or shares were forfeited, and he was not eligible to receive any 2021 annual incentive awards.
Compensation Setting Process and Governance Elements
Process for Compensation Decisions
In making decisions with respect to the compensation of our executive officers, the HR Committee considers both Company performance and peer group practices to evaluate whether our executive compensation program remains competitive and consistent with best practices and our compensation philosophy. In determining the amount and form of compensation for our CEO, the HR Committee reviews our CEO’s performance and makes recommendations regarding his pay to the Board for approval. In determining the amount and form of compensation for our other NEOs, the HR Committee considers our CEO’s assessment of their performance and his recommendations regarding their compensation.
When setting compensation levels and awarding compensation for 2021, the HR Committee took into account the Company’s strategic and financial goals as well as individual short- and long-term performance objectives for each NEO and other members of the executive management team. The HR Committee also considered the compensation levels of the Company’s peers as discussed in the “Compensation Peer Group” section below.

Compensation Peer Group
To evaluate whether our executive compensation program is competitive, the HR Committee compares compensation for its executives with the compensation received by the executives of our competitors. Although the HR Committee considers compensation data for a designated peer group when establishing compensation, the HR Committee does not target a specific percentage of compensation reported by such group. Instead the HR Committee uses the data as a guide in determining the level of compensation necessary to successfully compete for executives. Because the Company seeks to hire and retain experienced and talented executives, the HR Committee has selected a designated peer group that incorporates the companies with whom we compete.
In deciding whether a company should be included in the peer group, the HR Committee considered the following criteria: (i) global operations; (ii) revenue; (iii) market capitalization; and (iv) peers that the Company competes with in the marketplace and for talent. Companies reviewed for peer group consideration typically have revenues between one-third to three times the Company’s revenue and market capitalization ranging from one fifth to five times the Company’s market capitalization. Each year the HR Committee, with assistance from its independent compensation consultant, conducts a thorough review of the peer group. Based on this review, in 2021, the HR Committee approved the removal of Sirius International Insurance which merged with Third Point Reinsurance Ltd., and the addition of SiriusPoint, which reflects the new company formed from this merger. The 2021 peer group used for the purpose of executive compensation decisions is as follows:

2021 Peer Group
Arch Capital Group	Hiscox	RLI Corporation
Axis Capital Holdings	James River Group	Selective Insurance Group
Beazley	ProAssurance	SiriusPoint (2)
Enstar Group	ProSight Global (1)
Hanover Insurance Group	Renaissance Re Holdings
(1) ProSight Global was acquired by TowerBrook Capital Partners LP and Further Global Capital Management in 2021 and will be removed from the peer group used to evaluate 2022 compensation decisions.
(2) Sirius International Insurance merged with Third Point Reinsurance Ltd. in 2021. SiriusPoint represents the combined company.

Equity Ownership Guidelines
The Company requires a designated group of senior executives, including the NEOs, to adhere to its Equity Ownership Guidelines. The guidelines are considered an integral part of the Company’s executive compensation program as they align the economic interests of the Company’s executives with those of its shareholders. We believe that the guidelines encourage behavior that will foster long-term, sustainable value creation because the value of the stock being held by the participants is influenced by the Company’s long-term performance.
Pursuant to the guidelines, designated executives must hold at least 50% of earned or acquired shares until the guideline ownership level is attained. Compliance is tested annually as of the first business day of the second quarter each year. Compliance with the guidelines is a factor that the HR Committee takes into consideration when determining whether to grant future equity awards to our executives under the Company’s LTI plan. As of the April 29, 2022, each of our continuing NEOs either held the requisite number of shares or was subject to the 50% retention requirement.
The following table shows the ownership levels applicable to our continuing NEOs, which are expressed as a multiple of salary:

CEO	6x Base Salary
Other NEOs	3x Base Salary
For purposes of the ownership guidelines, only Common Shares owned by or on behalf of an individual or an immediate family member residing in the same household, including stock held in trusts or tax-qualified retirement plans, are counted. The value of each common share is assumed to be the greater of the market value or the book value per common share of the Company’s stock on the measurement date.

Compensation Clawback Policy
To provide the Company with the ability to recoup performance-based compensation following misconduct on the part of management that is detrimental to the Company, performance-based compensation may be recovered at the discretion of the Board if an executive officer, during the three-year period preceding the following events, (i) has engaged in fraud or other misconduct that resulted in the need for a restatement of the Company’s financial statements that affect such executive officer’s compensation or (ii) the executive officer has engaged in certain other egregious conduct that is substantially detrimental to the Company. The Board also has the discretion to recoup performance-based compensation if the payment, grant or vesting of the award was based on the achievement of a performance metric that was calculated by the Company in a substantially inaccurate manner. Our Compensation Clawback Policy is available on our website at www.argolimited.com under the “Investors” tab and then the “Governance” tab.
Prohibition of Hedging and Pledging of Equity Securities
Our Insider Trading Policy prohibits our employees, officers and directors from selling any Company securities that they do not own. It also prohibits transactions in exchange-traded options such as puts, calls and other derivative securities of the Company’s Common Shares. We prohibit all hedging transactions involving our securities that would insulate our employees, officers and directors from the effects of our stock price performance. The Insider Trading Policy prohibits any pledging of Company securities.
Compensation Risk Assessment
In line with the Company’s application of its ERM framework to compensation risk, the HR Committee seeks to ensure that our executive compensation program does not encourage executives to take risks that are inconsistent with the long-term success of the Company. More broadly, we believe that the Company’s compensation philosophy is a core part of our risk culture and ensures that underwriters are motivated to produce profitable business and executives are compensated to operate within our Board approved risk appetite.
The HR Committee believes the Company’s executive compensation program does not encourage inappropriate risk-taking. During 2021, our ERM function, led by our Chief Risk & Sustainability Officer (“CR&SO”), undertook a risk assessment of our current compensation programs, taking into consideration the anticipated reaction of key stakeholders to a number of potential downside or upside risk scenarios. The assessment considered a number of factors including risk-based measures, program calibration, clawback and ‘malus’ provisions, deferral features and multi-year structures. The risk analysis also considered potential threats and opportunities introduced by the changes to our compensation programs for 2021. Other factors considered when determining that the compensation program does not encourage excessive risk-taking include:
•The HR Committee retains negative discretion in determining compensation payouts, such that meaningful reductions in compensation are possible to adjust for the quality of our financial results and other factors that the HR Committee deems relevant;
•Our executive compensation clawback policy helps ensure that our executives are not inappropriately rewarded in the event that we are required to restate our financial results or in the event of executive misconduct that is detrimental to the Company;
•Equity Ownership Guidelines are designed to ensure that the long-term interests of our executives are aligned with those of our shareholders;
•The Chair of the HR Committee regularly attends our Risk & Capital Committee meetings and has the opportunity to review the outcomes of Compensation Risk Assessment presented by the CR&SO;
•The HR Committee also receives a summary of the Compensation Risk Assessment work as part of its review of proposed changes to the compensation programs; and
•The HR Committee retains an independent consultant, apart from any consultant retained by management.
The independent consultant reviewed the findings of the Compensation Risk Assessment and found them to be both comprehensive and appropriate to the risk exposures and concurred with the conclusions.

Compensation Consultant
During 2021, the HR Committee continued to engage FW Cook as its independent compensation consultant to assist in the evaluation of the Company’s executive compensation program. The scope of FW Cook’s engagement was to provide assistance with: (i) conducting a review of our compensation peer group, (ii) conducting competitive reviews of executive and non-employee director compensation, (iii) conducting competitive reviews of incentive design and performance measurement, (iv) conducting pay-for-performance modeling, (v) conducting an analysis of aggregate long-term incentive grant practices, and (vi) updating the HR Committee on executive compensation trends and regulatory and governance developments. FW Cook performed these services solely on behalf of the HR Committee. The HR Committee has assessed the independence of FW Cook, as required by the Company’s governance framework and NYSE and SEC rules, and has concluded that no conflict of interest exists with respect to its services to the HR Committee.
Human Resources Committee Interlocks and Insider Participation
With respect to interlocks and insider participation involving a member of the HR Committee during the 2021 fiscal year:
•None of the HR Committee members were an officer or employee of the Company or its subsidiaries.
•None of the HR Committee members had any relationship with the Company pursuant to which disclosure would be required under applicable rules of the SEC pertaining to the disclosure of transactions with related persons.
•None of the executive officers of the Company served on the board of directors or compensation committee of any other entity that has or had one or more executive officers who served as a member of the Board or the HR Committee.
Human Resources Committee Report
The HR Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on their review and discussions, the HR Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Proxy Statement for the 2022 Annual General Meeting and the Company’s annual report on Form 10-K/A for the year ended December 31, 2021.
HR COMMITTEE
Dymphna A. Lehane (Chair)
Bernard C. Bailey
Samuel G. Liss
This HR Committee Report does not constitute soliciting material, and shall not be deemed to be filed or incorporated by reference into any other filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates the HR Committee Report by reference therein.

Executive Compensation
2021 Summary Compensation Table
The following table contains compensation information for our NEOs for the fiscal year ended December 31, 2021 and, to the extent required under the SEC executive compensation disclosure rules, the fiscal years ended December 31, 2020 and December 31, 2019.

Name & Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Non-Equity Incentive Plan Comp ($) (4)	All Other Compensation ($) (5)	Total ($)
Kevin J Rehnberg President and CEO	2021	$975,000	$—	$1,999,945	$1,007,906	$65,979	$4,048,830
	2020	993,750	—	2,499,980	365,625	67,735	3,927,090
	2019	785,137	—	999,951	283,815	48,580	2,117,483
Scott Kirk (6) Chief Financial Officer	2021	561,423	315,043	1,407,177	521,082	26,289	2,831,014
Andrew M Borst (7) Interim President of International Operations	2021	498,462	—	499,959	479,763	35,261	1,513,445
Susan B. Comparato (7) Chief Administrative Officer	2021	419,231	—	199,928	285,068	30,021	934,248
Allison D. Kiene General Counsel and Secretary	2021	500,000	160,000	349,999	310,125	36,624	1,356,748
	2020	119,231	—	—	112,500	7,466	239,197
Former Executive Officers
Jay S. Bullock (6) Executive Vice President and Chief Financial Officer	2021	156,923	—	—	—	1,488,738	1,645,661
	2020	611,538	—	599,991	210,000	43,228	1,464,757
	2019	570,205	—	419,997	—	36,049	1,026,251
Timothy D. Carter (7) Chief Underwriting Office	2021	313,462	—	499,959	251,499	405,244	1,470,164
	2020	485,577	—	499,977	143,238	34,068	1,162,860
Matthew J. Harris (7) Group Heard of International Operations	2021	325,336	—	298,606	—	313,583	937,525
	2020	545,960	—	293,066	122,841	73,556	1,035,423
	2019	527,384	—	302,777	—	126,501	956,662
(1) Messrs. Kirk and Harris were paid in British Pounds. Their salaries were converted into U.S. dollars for purposes of this table using a December 31, 2021 exchange rate of 1.3498 US$/GBP. For Mr. Rehnberg, this table includes an extra week of pay in 2020 due to an additional pay cycle in the U.S. attributable to the 2020 calendar.
(2) Mr. Kirk received a cash sign-on bonus of USD $315,043 upon hire, paid in GBP and converted into U.S. dollars for purposes of this table using a December 31, 2021 exchange rate of 1.3498 US$/GBP. Ms. Kiene received a cash sign-on bonus of $160,000 in consideration of compensation forfeited from her prior employer. Sign-on bonuses to Mr. Kirk and Ms. Kiene are subject to clawback if they voluntarily leave the Company within 24 months of receipt of such payment.
(3) Represents the grant date fair value of all LTI equity awards granted in 2021. For Mr. Kirk the total includes his sign-on equity grant of 3,650 shares of restricted stock granted at the time of his hire, and his one-time retention grant of 8,629 shares of restricted stock made in December 2021. The calculation of grant date fair value for the annual performance awards assumes target level performance against the specified financial goals set forth in the award and is calculated in accordance with FASB ASC Topic 718. The receipt of annual performance awards is conditioned upon the achievement of financial performance goals during the applicable performance period, as discussed in the Long-Term Incentive Awards section that begins on page 23. Assuming the highest level of performance is achieved for the 2021 LTI awards, the maximum grant date fair value of the 2021 performance-based LTI awards would be as follows: Mr. Rehnberg - $2,249,951; Mr. Kirk - $795,606; Mr. Borst - $562,474; Ms. Comparato - $224,913; Ms. Kiene $393,721; Mr. Carter - $562,474; and Mr. Harris - $335,972. Mr. Bullock was not eligible to participate in the Company’s 2021 LTI award, and Messrs. Harris and Carter forfeited their 2021 LTI awards as a result of their respective departure from the Company. Mr. Borst forfeited his LTI on April 1, 2022 in connection with his resignation from the Company.
(4) Non-Equity Incentive Plan Compensation consists of cash awards made under the Company’s AIP. Please refer to the Annual Incentive Awards section on page 21 for a discussion of the decisions made related to these awards. The amounts for Mr. Borst and Ms. Comparato also include vested long-term incentive cash awards of $66,263 and $24,563, respectively, that were granted to them prior to becoming NEOs and that vested and were paid in 2021. Mr. Bullock was not eligible to participate in the Company’s AIP, and Mr. Harris forfeited his 2021 AIP awards as a result of his departure from the Company. Mr. Carter received a prorated 2021 AIP payment in accordance with the terms of his separation under the ESP.
(5) Please see the All Other Compensation Table below and related tables and footnotes for information regarding the amounts reported in this column.
(6) Mr. Kirk joined the Company on February 8, 2021, and succeeded Mr. Bullock as Chief Financial Officer on March 16, 2021. Mr. Bullock remained employed in an advisory capacity through March 31, 2021.
(7) On August 6, 2021, Mr. Harris resigned as Group Head of International Operations of the Company, and on August 11, 2021 Mr. Carter’s employment as Chief Underwriting Officer with the Company was terminated without cause. On August 12, 2021, the Company appointed Mr. Borst as Interim President of International Operations and Ms. Comparato as Chief Administrative Officer, replacing Mr. Borst’s previous role.

2021 All Other Compensation Table

Name	401(k) and Retirement Contributions	Imputed Value of Company Provided Insurance Coverage (1)	Supplemental Executive Retirement Plan Benefits	Separation Benefits (2)	Perquisites (3)	Total
Kevin J Rehnberg	$17,400	$8,329	$40,250	$—	$—	$65,979
Scott Kirk (4)	16,254	—	—	—	10,035	26,289
Andrew M. Borst	17,400	4,687	—	—	13,174	35,261
Susan B. Comparato	5,208	4,948	19,865	—	—	30,021
Allison D. Kiene	12,554	7,724	16,346	—	—	36,624
Former Executive Officers
Jay S. Bullock	3,877	1,012	5,538	1,478,311	—	1,488,738
Timothy D. Carter	8,669	5,300	9,962	381,313	—	405,244
Mathew J. Harris (4)	43,623	—	—	269,960	—	313,583
(1) Imputed Value of Company Provided Insurance Coverage includes the following: term life insurance coverage which is provided to all employees, and umbrella insurance and executive long-term disability coverage provided to all senior executives.
(2) These amounts represent cash payments made to Messrs. Bullock, Carter, and Harris pursuant to the applicable terms of their respective separations, as described in Employment Arrangements with Named Executive Officers and Potential Payments upon Termination or a Termination Following a Change in Control sections on pages 25 and 36, respectively. For Mr. Bullock, separation payments include $758,333 cash severance, $700,000 incentive payment, $5,000 in attorney fees and $14,978 in medical coverage that were paid in 2021 in accordance with the terms of his 2019 employment agreement.
(3) Amounts for Mr. Kirk represents attorneys’ fees paid in relation to his immigration process. Amounts for Mr. Borst represent fees relating to tax assistance paid in 2021 in connection with his interim assignment in the UK.
(4) Values converted into U.S. dollars for purposes of the foregoing table using a December 31, 2021 exchange rate of 1.3498 US$/GBP.

2021 Grants of Plan-Based Awards

Name	Committee Approval Date	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Possible Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	Grant Date Fair Value of Stock Awards ($)(4)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Kevin J Rehnberg	2/11/2021		$243,750	$1,218,750	$2,437,500
	2/11/2021	3/15/2021				13,688	27,377	41,065		$1,499,986
	2/11/2021	3/15/2021							9,125	499,959
Scott Kirk	2/11/2021		126,017	630,087	1,260,174
	2/11/2021	3/15/2021				4,840	9,681	14,521		530,422
	2/11/2021	3/15/2021							3,227	176,807
	2/11/2021	3/15/2021							3,650(5)	199,984
	12/23/2021	12/28/2021							8,629(6)	499,964
Andrew M. Borst	2/11/2021		100,000	500,000	1,000,000
	2/11/2021					3,422	6,844	10,266		374,983
	2/11/2021								2,281	124,976
Susan B. Comparato	2/11/2021	3/15/2021	63,000	315,000	630,000
	2/11/2021	3/15/2021				1,368	2,737	4,105		149,960
	2/11/2021	3/15/2021							912	49,968
Allison D. Kiene	2/11/2021		75,000	375,000	750,000
	2/11/2021	3/15/2021				2,395	4,791	7,186		262,499
	2/11/2021	3/15/2021							1,597	87,500
Former Executive Officers
Jay S. Bullock (7)			—	—	—	—	—	—	—	—
Timothy D. Carter	2/11/2021		100,000	500,000	1,000,000					—
	2/11/2021	3/15/2021				3,422	6,844	10,266		374,983
	2/11/2021	3/15/2021							2,281	124,976
Matt Harris	2/11/2021		80,988	404,940	809,880	—	—	—	—	—
	2/11/2021	3/15/2021				2,044	4,088	6,132		223,982
	2/11/2021	3/15/2021							1,362	74,624
(1) These amounts represent threshold, target and maximum cash award levels set in 2021 under the AIP.
(2) These amounts represent the threshold, target and maximum shares of performance-based restricted stock granted under the Company 2019 Omnibus Incentive Plan. For actively employed executives, shares of performance-based restricted stock are earned at the end of a three-year performance period, subject to the achievement of certain pre-established goals relating to TBVPS and ROE and the executive’s continued service through the applicable vesting date.
(3) Represents the restricted stock awards granted under the Company’s 2019 Omnibus Incentive Plan as a component of the annual LTI awards, which vest in four equal installments beginning on the first anniversary of the date of the grant, subject to the executive’s continued employment through the applicable vesting date.
(4) The amounts in this column represent the aggregate grant date fair value of equity awards granted to our NEOs during the fiscal year ended December 31, 2021. The Grant Date Fair Value in this column was calculated in accordance with FASB ASC Topic 718, with performance-based restricted stock awards valued based on the probable outcome of such criteria.
(5) Represents Mr. Kirk’s sign-on grant of restricted shares that vests in four equal installments beginning on the first anniversary of the date of the grant, subject to the executive’s continued employment through the applicable vesting date.
(6) Represents Mr. Kirk’s one-time retention grant restricted shares that vest in three equal installments beginning on the first anniversary of the date of the grant, subject to the executive’s continued employment through the applicable vesting date.
(7) Pursuant to the Bullock Separation Agreement, Mr. Bullock was not eligible to participate in the Company’s 2021 AIP or LTI Plan.

Outstanding Equity Awards at 2021 Fiscal Year-End
Our NEOs did not have any stock options outstanding as at December 31, 2021, and therefore the “Option Awards” column has been omitted from the table below. In addition, in connection with their departures, Messrs. Carter and Harris forfeited their outstanding equity awards with the Company.

Name	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Kevin J Rehnberg	1,004(2)	$58,342
	3,663(3)	212,857	—	$—
	14,373(4)	835,215	57,498(5)	3,341,209
	9,125(6)	530,254	27,377(7)	1,590,877
Scott Kirk	3,277(6)	187,521	9,681(7)	562,563
	3,650(8)	212,102
	8,629(9)	501,431
Andrew M. Borst	934(2)	54,275	—	—
	1,533(3)	89,083	—	—
	4,812(4)	279,625	—	—
	2,281(6)	132,549	6,844(7)	397,705
Susan B. Comparato	1,080(3)	62,759	—	—
	3,389(4)	196,935	—	—
	912(6)	52,996	2,737(7)	159,047
Allison D. Kiene	1,597(6)	92,802	4,791(7)	278,405
Former Executive Officers
Jay S. Bullock (10)	568(2)	33,006
	932(3)	54,159	—	—
	2,091(4)	121,508	13,800(5)	801,918
(1) The stock price used to calculate the value of equity awards was $58.11, the price at which the Company’s common stock closed on December 31, 2021.
(2) This award was granted on March 27, 2018 and vests in four annual installments on the anniversary of the grant date, subject to the executive’s continued employment through such date.
(3) This award was granted on March 15, 2019 and vests in four annual installments on the anniversary of the grant date, subject to the executive’s continued employment through such date.
(4) This award was granted on March 16, 2020 and vests in four annual installments on the anniversary of the grant date, subject to the executive’s continued employment through such date.
(5) This award was granted on March 16, 2020 and vests at the end of the three-year performance period based on the achievement of performance goals relating to TBVPS and ROE and the executive’s continued employment through the applicable vesting date. The amount reported is based on achievement of target performance goals.
(6) This award was granted on March 15, 2021 and vests in four annual installments on the anniversary of the grant date, subject to the executive’s continued employment through such date.
(7) This award was granted on March 15, 2021 and vests at the end of the three-year performance period based on the achievement of performance goals relating to TBVPS and ROE and the executive’s continued employment through the applicable vesting date. The amount reported is based on achievement of target performance goals.
(8) This award was granted on March 15, 2021 and vests in four annual installments on the anniversary of the grant date, subject to the executive’s continued employment through such date.
(9) This award was granted on December 28, 2021 and vests in four annual installments on the anniversary of the grant date, subject to the executive’s continued employment through such date.
(10) Pursuant to the Bullock Separation Agreement, Mr. Bullock was not eligible to participate in the Company’s 2021 LTI awards, but was entitled to continued vesting of his 2018, 2019 and 2020 LTI awards.

2021 Option Exercises and Stock Vested

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Kevin J. Rehnberg	—	$—	9,615	$511,736
Scott Kirk	—	—	—	—
Andrew M. Borst	—	—	4,035	213,308
Susan B. Comparato	—	—	1,669	91,230
Allison D. Kiene	—	—	—	—
Former Executive Officers
Jay S. Bullock	66,233	1,160,124	4,620	240,167
Timothy D. Carter	—	—	3,833	209,282
Matthew J. Harris	—	—	1,914	101,569
2021 Non-Qualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings in Last Fiscal Year ($)(1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(2)
Kevin J. Rehnberg	$22,500	$40,250	$20,673	$—	$391,032
Andrew M. Borst(3)	—	—	1,664	—	12,779
Susan B. Comparato	18,654	19,865	10,737	—	136,953
Allison D. Kiene	14,423	16,346	2,011	—	44,884
Former Executive Officers
Jay S. Bullock	5,538	5,538	117,417	832,126	—
Timothy D. Carter	9,904	9,962	15,193	—	82,680
(1) All of the Company’s contributions in the last fiscal year are included in the 2021 Summary Compensation Table. None of the aggregate earnings in the last fiscal year are included in the 2021 Summary Compensation Table.
(2) The amounts included in the Summary Compensation Table for this year and all prior years were: $280,751 for Mr. Rehnberg, $23,422 for Ms. Kiene, $514,139 for Mr. Bullock and $42,801 for Mr. Carter.
(3) Mr. Borst did not participate in the Non-Qualified Deferred Compensation program in 2021. Our non-U.S.-based NEOs, Messrs. Kirk and Harris were not eligible to participate in the Non-Qualified Deferred Compensation program.

Under the Company’s 401(k) Plan, a defined contribution plan, the contribution made by the Company on behalf of eligible U.S. employees is equal to the sum of:
a.100% of the first 5% of eligible pay that the employee contributes per pay period to the plan; and
b.1% of the employee’s eligible pay.
During 2021, the Internal Revenue Code limited the maximum amount of compensation used to calculate benefits under a defined contribution plan to $290,000 and the maximum dollar amount of the 401(k) contribution that could be made to $19,500 plus an additional $6,500 for employees over the age of 50. The Company’s Supplemental Executive Retirement Plan (“SERP”) provides retirement benefits to its U.S. employees which would be payable under the 401(k) Plan but for the limits imposed by the Internal Revenue Code. The investment return on an individual’s SERP balance is calculated as though the funds in the account were invested, as directed by the individual, from among substantially the same funds available under the Company’s 401(k) Plan.
During 2021, the Company credited the account maintained for each participating U.S. NEO for the following.
a.The difference between the Company matching contribution which would have been made to the individual’s account under the Company’s 401(k) Plan based upon the individual’s 401(k) election had his or her contributions under that plan not been limited by reason of the Code and the amount that was actually credited to the individual’s account under the Company’s 401(k) Plan;
b.A supplemental Company contribution equal to 1% of the excess of the NEO’s eligible compensation for the 2021 fiscal year less the maximum amount of compensation permitted to be taken into account under the Code; and
c.Investment income calculated as though the funds in the account were invested, as designated by the individual, from substantially the same funds that are available under the Company’s 401(k) Plan.
In addition, executives under the age of 50 who elect to contribute more than the $19,500 allowed under the Code and executives 50 years old or older who elect to contribute more than the $26,000 allowed under the Code can contribute up to 5% of the pay earned after the limit is reached to the SERP. Executives may elect to receive payments in lump sum or in annual cash installments between one and 10 years. Distributions may occur, in accordance with the executive’s election, as follows: (i) seventh month following separation from the Company, (ii) on a specified date, or (iii) upon the earlier of either (i) or (ii) or within 90 days following a change of control, as defined in the SERP. In the event of death, the executive’s account shall be distributed to the executive’s beneficiary in a single lump sum payment within 90 days following the executive’s death.
Potential Payments upon Termination by the Company or a Termination Following a Change in Control
We have entered into an employment agreement with certain of our NEOs. Please refer to the Employment Arrangements with Named Executive Officers section on page 25 for a general discussion of the terms and conditions of these employment agreements. The employment agreements for some of our NEOs provide for certain severance benefits upon the occurrence of certain events as described further below. In addition, as described further below, certain of our NEOs have been designated to participate in our ESP, that became effective January 1, 2021, which provides certain severance benefits and payments. Please refer to “2021 Non-Qualified Deferred Compensation” section above for discussion on the distributions pursuant to our SERP.
Mr. Rehnberg
Under the terms of Mr. Rehnberg’s Executive Employment Agreement, if Mr. Rehnberg’s employment is terminated by the Company without “cause” (as that term is defined in his Executive Employment Agreement), or, by Mr. Rehnberg within two years following a “change in control” (as that term is defined in the Company’s 2019 Omnibus Incentive Plan or any successor Omnibus Incentive Plan), for “good reason” (as that term is defined in his Executive Employment Agreement), Mr. Rehnberg will be entitled to the following severance benefits: (i) accrued benefits (as defined in the Executive Employment Agreement) and any earned but unpaid annual cash incentive award for the year preceding the year of termination, (ii) an amount equal to one times (or, if a change in control has occurred or is reasonably expected to occur, two times) the sum of (A) his base salary and (B) his target annual cash incentive award for the year of termination (or, if a target annual cash incentive award has not yet been established for such year, his target annual cash incentive award for the year prior to the year of termination), such amounts to be paid in installments over a period of 12 months, (iii) any target annual cash incentive award for the year of termination, pro-rated to reflect his time of service for such year through his date of termination, (iv) continuation of health benefits at the active employee rate until Mr. Rehnberg obtains reasonably equivalent coverage or for eighteen months from the date of termination, whichever is earlier; provided that Mr. Rehnberg timely elects benefit continuation coverage under COBRA, and (v) continued vesting of all unvested equity awards, to be paid or settled in accordance with the terms of the applicable award agreements as if no termination had occurred and Mr. Rehnberg had remained employed by the Company through the applicable vesting date, with the vesting of any outstanding performance-based equity awards to be determined based on actual performance through the end of the applicable performance period. All outstanding, unvested stock options will remain exercisable for a period of 90 days following the last vesting date of the stock option, but not beyond the original term of the stock option. In the event of Mr. Rehnberg’s involuntary termination of employment by the Company without cause or by Mr. Rehnberg for good reason, in each case within two years following a Change in Control, all outstanding unvested equity awards will immediately vest upon the date of such termination of employment.
All severance payments and benefits are conditioned upon Mr. Rehnberg’s execution and non-revocation within 60 days following his termination date of a full and complete release of claims in favor of the Company and its subsidiaries and affiliates, and his compliance with the confidential information obligations and restrictive covenants to which he is bound under his Executive Employment Agreement.
In the event Mr. Rehnberg’s employment is terminated due to his death or “disability” (as that term is defined in his Executive Employment Agreement), Mr. Rehnberg (or his estate in the case of his death) will be entitled to: (i) accrued benefits, (ii) any incentive bonus that is “fully-earned” (as that term is defined in his Executive Employment Agreement) through date of his termination of employment, and (iii) continued participation for 18 months by Mr. Rehnberg or, in the case of his death, his eligible dependents in all health and medical plans or programs in which Mr. Rehnberg or such eligible dependents, as applicable, were participating on his termination date, with the Company continuing to pay the same portion of the premiums for such coverage as it paid for Mr. Rehnberg or his eligible dependents immediately prior to his termination date. In the event Mr. Rehnberg’s employment is terminated by the Company for Cause, Mr. Rehnberg will only be entitled to his accrued benefits, and will not be entitled to any other benefits, unless otherwise required by applicable law.
If any portion of the payments and benefits that Mr. Rehnberg is entitled to receive under the Executive Employment Agreement upon a termination of employment, either alone or together with other payments and benefits that he is entitled to receive from the Company or its affiliates, would be subject to the excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended, then such payments and benefits will be reduced such that no portion of such payments and benefits will be subject to the excise tax under Section 4999, but only to the extent doing so would not reduce Mr. Rehnberg’s aggregate (after tax) payments and benefits.
Mr. Rehnberg’s Executive Employment Agreement contains certain non-disclosure, intellectual property and non-disparagement covenants and prohibits Mr. Rehnberg from competing with the Company or its affiliates, or soliciting their respective customers or employees during his employment and for the 12-month period following his termination of employment.
Mr. Bullock
As noted above, in March 2021, Mr. Bullock entered into a Bullock Separation Agreement specifying the terms of his separation. Upon execution and non-revocation of the Bullock Separation Agreement, and pursuant to the circumstances of his departure, Mr. Bullock became entitled to the severance benefits for a termination without cause under his 2019 employment agreement as follows: (i) one times the sum of (A) his base salary and (B) his target annual cash incentive award for the year prior to the year of termination ($1,300,000), payable in installments over 12-months; (ii) a cash incentive payment equal to his target annual incentive at time of termination ($700,000); (iii) continuation of health benefits at the active rate of executives for up to 18 months ($29,157 estimated value); and (iv) continued vesting of all unvested equity awards ($1,203,755, based on the March 2021 stock price, the date of his separation and assuming target performance). In addition, Mr. Bullock received $5,000 in attorneys’ fees incurred in connection with the negotiation of the Bullock Separation Agreement. The Bullock Separation Agreement also provides that Mr. Bullock will remain subject to the restrictive covenants set forth in his employment agreement.
Mr. Harris
Mr. Harris’ Employment Contract provided that his employment would continue for an indefinite term unless and until terminated by either the Company or Mr. Harris upon six-months’ notice of termination of employment. On August 6, 2021, Mr. Harris resigned from the Company and the Board of Directors agreed to waive the contractual notice period under his Employment Contract and make the resignation effective immediately. In connection with Mr. Harris’s resignation, Mr. Harris and the Company entered into a Harris Separation Agreement, whereby Mr. Harris received $269,960 equal to the six months’ pay that he would have been eligible to receive during his notice period pursuant to his Employment Contract in a lump sum payment, less applicable deductions and withholdings.
Executive Severance Plan
All of our current NEOs, with the exception of Mr. Rehnberg who has a separate employment agreement, are eligible to participate in the ESP. Under the ESP, participants are entitled to certain severance benefits if their employment is terminated by the Company and its affiliates other than for “cause” (as that term is defined in the ESP). If the Company terminates a participant’s employment without cause, subject to his or her timely execution and non-revocation of a release of claims and continued compliance with restrictive covenants (including confidentiality, non-disparagement, non-competition, and non-solicitation covenants), he or she will receive the following severance benefits: (i) an amount equal to 0.75 times (or, if the termination occurs within 24 months following a “change in control” (as that term is defined in the ESP), 1.00 times) the participant’s base salary in effect as of the date of the termination, to be paid within 60 days of such termination; (ii) if the termination occurs after the end of the first quarter of the calendar year, an amount equal to the participant’s annual cash incentive payment for the year of termination, based on actual performance, prorated based on the number of days participant remained an employee, to be paid on the later of (x) the date the annual cash incentive payment is paid to participants generally and (y) 60 days following such termination; (iii) any accrued, but unpaid as of the date of the termination, annual cash incentive payment for any completed performance period ending prior to the date of such termination, to be paid on the later of (x) the date the annual cash incentive payment is paid to participants generally and (y) 60 days following such termination; and (iv) if the participant timely elects COBRA continuation coverage, payment by the Company or its subsidiaries equal to the difference between the cost of such COBRA continuation coverage and the amount active employees pay for health coverage through the earlier of the end of the nine-month period (or, if the termination occurs within 24 months following a change in control, twelve-month period) following the termination and the participant becoming eligible for health insurance coverage under another employer’s plan. In the event a participant holds any equity or cash awards granted under the Company’s 2019 Omnibus Incentive Plan, the treatment of such equity and cash awards in the event of a termination without cause will continue to be governed by the terms of such plan and any applicable award agreements.
If any payments and benefits to be paid or provided to a participant, whether pursuant to the terms of the ESP or otherwise, would be subject to “golden parachute” excise taxes under the Internal Revenue Code of 1986, as amended, the payments and benefits will be reduced to the extent necessary to avoid such excise taxes, but only if such a reduction of pay or benefits would result in a greater after-tax benefit to the eligible employee.
On August 11, 2021, as part of the Company’s efforts to continue to streamline management and reduce expenses, Mr. Carter’s employment with the Company was terminated without cause. Pursuant to his Separation Agreement and General Release, Mr. Carter received the following severance benefits under the ESP: (i) an amount equal to 0.75 times his base salary ($375,000); and (ii) an amount equal to the annual cash incentive payment for the year of termination, based on actual performance, prorated based on the number of days he remained an employee ($252,632), paid on the date the annual cash incentive payment was paid to participants generally. Mr. Carter also receives an amount equal to the difference between the cost of his COBRA continuation coverage and the amount active employees pay for health coverage through the earlier of the end of the nine-month period following the date of termination and Mr. Carter becoming eligible for health insurance coverage under another employer’s plan ($14,587 assuming nine months of COBRA coverage, of which $6,313 was paid in 2021).
Equity and Cash Awards
In addition to the foregoing employment arrangements, the Company’s 2019 Omnibus Incentive Plan, which was approved by our shareholders in 2019, gives the HR Committee the discretion, among other methods, to provide for the accelerated vesting of our NEOs’ equity and cash grants by the Company upon the occurrence of termination of employment by the Company following a change in control (as defined in the plan). Further, the NEO equity and cash grant agreements provide for accelerated vesting upon termination of employment due to death or disability. Other than in the case of a good reason termination following a change in control in the case of Mr. Rehnberg or a termination of employment due to death or disability for all NEOs, if an NEO voluntarily terminates his or her employment with the Company or is terminated for cause, he or she forfeits all unvested equity and cash awards.
The amounts shown in the table below are calculated based on the assumption that a termination or change of control occurred on December 31, 2021 with the severance benefits then in effect as of that date. The values shown are calculated using the Company’s closing stock price on that date. The actual amounts that would be paid out if such a termination were to occur can only be determined at the time of such executive officer’s actual termination and would be subject to the achievement of financial and individual performance goals and thresholds and their current salaries and benefits at such time. As noted above, Mr. Rehnberg’s termination benefits are governed by his Executive Employment Agreement, while the other NEOs are covered under the terms of the ESP.

Name	Benefit	Death or Disability	Termination Without Cause	Termination Without Cause/Resignation for Good Reason with a CIC
Kevin J. Rehnberg	Cash Severance (1)	$—	$2,193,759	$4,387,500
	Annual Incentive Award (2)	1,007,906	1,218,750	1,218,750
	Unvested Restricted Stock Awards (3)	7,707,420	6,568,754	7,707,420
	Health, Medical, Dental Benefits (4)	27,717	27,717	27,717
	Total	8,743,043	10,008,980	13,341,387
Scott Kirk	Cash Severance (1)	—	472,565	630,087
	Annual Incentive Award (2)	—	630,087	630,087
	Unvested Restricted Stock Awards (3)	1,463,617	—	1,463,617
	Health, Medical, Dental Benefits (4)	—	—	—
	Total	1,463,617	1,102,652	2,723,791
Andrew M. Borst	Cash Severance (1)	—	375,000	500,000
	Annual Incentive Award (2)	—	500,000	500,000
	Unvested Restricted Stock Awards (3)	1,061,861	—	1,061,861
	Health, Medical, Dental Benefits (4)	—	14,845	19,794
	Total	1,061,861	889,845	2,081,655
Susan B. Comparato	Cash Severance (1)	—	337,500	450,000
	Annual Incentive Award (2)	—	337,500	337,500
	Unvested Restricted Stock Awards (3)	533,142	—	533,142
	Health, Medical, Dental Benefits (4)	—	14,678	19,438
	Total	533,142	689,678	1,340,080
Allison D. Kiene	Cash Severance (1)	—	375,000	500,000
	Annual Incentive Award (2)	—	375,000	375,000
	Unvested Restricted Stock Awards (3)	371,207	—	371,207
	Health, Medical, Dental Benefits (4)	—	4,442	5,922
	Total	371,207	754,442	1,252,129
(1) Mr. Rehnberg is entitled to severance benefits in the event of termination by the Company without cause or by Mr. Rehnberg for good reason within two years following a change of control, while the Company’s other NEOs are eligible for severance benefits only in the event of termination by the Company without cause. For Mr. Rehnberg, cash severance is equal to one times base salary plus target bonus in the event of termination without cause, or two times base salary plus target bonus in the event of a termination by Mr. Rehnberg for good reason within two years following a change in control of the Company. For all others, cash severance is equal to nine months’ salary in the event of termination by the Company without cause or one times base salary in the event of termination by the Company without cause within 24 months following a change in control of the Company.
(2) In the case of Mr. Rehnberg, amounts represent earned annual incentive award for death and disability and target annual incentive for termination without cause and termination by Mr. Rehnberg for good reason within two years following a change of control. For all others, the annual incentive award is calculated assuming target performance pursuant to the terms of the ESP.
(3) Amounts represent the intrinsic pre-tax value of each NEO’s unvested restricted stock awards using the closing market price of the Company’s Common Shares on December 31, 2021 of $58.11 that would continue to vest upon termination of employment in accordance with terms of Mr. Rehnberg’s employment agreement or that would accelerate and vest upon termination of employment due to death or disability or that may accelerate and vest upon termination of employment in connection with a change in control of the Company. Amounts for Mr. Borst and Ms. Comparato also represent unvested long-term incentive cash awards in the amount of $104,624 and $61,405, respectively, which vest immediately upon termination without cause within 12 months following a change of control and upon termination due to death or disability.
(4) Amounts represent continued participation in the Company’s health and medical plans on the same terms and conditions available to active employees of the Company for nine months in case of termination without cause, or 12 months in case of termination without cause following a change in control of the Company, based on the rates in effect for coverage as of December 31, 2021. In the case of Mr. Rehnberg, amounts represent continued participation in the Company’s health and medical plans for 18 months following termination.

CEO Pay Ratio
We are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our CEO:
For 2021, our last completed fiscal year:

•the median of the annual total compensation of all employees of our Company (other than our CEO) was $106,192; and
•the annual total compensation of our CEO was $4,048,830.
Based on this information for fiscal year 2021, we reasonably estimate that the ratio of our CEO’s annual total compensation to the annual total compensation of our median employee was 38:1. Our pay ratio estimate has been calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions summarized below. Given the leverage of our executive compensation program towards performance-based elements, we expect that our pay ratio disclosure will fluctuate year-to-year based on the Company’s performance. In the case of 2021, our pay ratio decreased as compared to the 2020 pay ratio as a result of higher compensation to our median employee than last year.
The total compensation of the median employee, including any perquisites and other benefits, is determined in the same manner that we determine the total compensation of our NEOs for purposes of the 2021 Summary Compensation Table disclosed above. For 2021, the total compensation of our median employee was $106,192. This total compensation amount for our median employee was then compared to the 2021 total compensation of our CEO as reported in the 2021 Summary Compensation Table to determine the pay ratio.
Given the different methodologies that various public companies will use to determine their pay ratio, the pay ratio disclosed above should not be used as a basis for comparison between or among companies.
To identify our median employee, we first determined our employee population as of December 31, 2021 (the “Determination Date”). We had 1,295 employees, representing all full-time, part-time, seasonal and temporary employees as of the Determination Date. This number does not include any independent contractors or “leased” workers, as permitted by the applicable SEC rules. We then measured the employee population’s total target cash compensation for the period beginning on January 1, 2021 and ending on December 31, 2021. This compensation measurement was calculated by totaling, for each employee, his or her base salary and target annual cash incentive award for 2021. We annualized compensation for any employees who were employed for less than the full fiscal year, but we did not annualize the compensation for employees in temporary or seasonal positions.
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
Under the terms of the 2019 Plan, only awards that are to be settled in shares are included in the totals above. Additional information relating to our equity compensation plans is included in Note 14, “Share-based Compensation” in the Notes to Consolidated Financial Statements in the Original Filing.
Security Ownership of Certain Beneficial Owners
The table below sets forth certain information regarding the beneficial ownership of our shareholders known to us to beneficially hold more than 5% of our Common Shares as of April 27, 2022. Unless otherwise noted in the footnotes following the table, the information for each shareholder is based solely on information reported on a Schedule 13G, Schedule 13D or Schedule 13F, as applicable, filed by such holder with the SEC, with percentages determined as of April 27, 2022.

Name and Address of Beneficial Owner	Common Shares
	Number of Shares Beneficially Owned	Percent of Class
The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, PA 19355	3,209,367 (1)	9.18%

Voce Capital Management LLC 600 Montgomery Street, Suite 4400 San Francisco, CA 94111	3,273,697 (2)	9.37%

BlackRock, Inc. 55 East 52nd Street New York, NY 10055	2,256,440 (3)	6.46%

Dimensional Fund Advisors LP Building One 6300 Bee Cave Road Austin, TX 78746	2,173,618 (4)	6.22%

Champlain Investment Partners, LLC 180 Battery St. Burlington, Vermont 05401	2,167,260 (5)	6.20%

(1) The Vanguard Group, Inc.’s Schedule 13G/A was filed with the SEC on February 9, 2022, and provides that The Vanguard Group, Inc. and certain subsidiaries have sole dispositive power over 3,151,694 Common Shares, shared dispositive power over 57,673 Common Shares, and shared voting power over 28,918 Common Shares.
(2) Voce Capital Management LLC filed a Schedule 13F with the SEC on February 14, 2022 and reported voting and investment power with respect to 3,273,697 Common Shares.

(3)    The BlackRock, Inc. Schedule 13G/A was filed with the SEC on February 3, 2022, and provides that BlackRock, Inc. has sole voting power over 2,179,661 Common Shares and sole dispositive power with respect to 2,256,440 Common Shares.
(4) The Dimensional Fund Advisors LP Schedule 13G/A was filed with the SEC on February 8, 2022, and provides that Dimensional Fund Advisors has sole voting power with respect to 2,131,286 Common Shares and sole dispositive power with respect to 2,173,618 Common Shares. Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-adviser to certain other commingled funds, group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) may possess voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Company held by the Funds. However, all securities reported in the Schedule 13G/A are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.
(5) The Champlain Investment Partners, LLC Schedule 13G was filed with the SEC on February 11, 2022, and provides that Champlain Investment Partners, LLC has sole voting power over 1,682,985 Common Shares and sole dispositive power with respect to 2,167,260 Common Shares.

Security Ownership of Management
The table below sets forth certain information regarding the beneficial ownership of the Common Shares as of April 27, 2022, unless otherwise indicated, of (i) each director or director nominee of the Company, (ii) each individual who has been identified as a NEO of the Company or its subsidiaries for fiscal year 2021, and (iii) all directors and individuals who have been identified as executive officers of the Company as a group:

Name of Beneficial Owner	Number of Common Shares Beneficially Owned(1)(2)	Percent of Class(1)
Directors
Bernard C. Bailey	6,895	*
Thomas A. Bradley(3)	19,301	*
Fred R. Donner	5,220	*
Anthony P. Latham	5,687	*
Dymphna A. Lehane	7,921	*
Samuel G. Liss	13,092	*
Carol A. McFate	6,813	*
Al-Noor Ramji	7,921	*
Kevin J. Rehnberg(3)	44,452	*
Named Executive Officers
Scott Kirk(4)	910	*
Jay S. Bullock(4)	58,818	*
Allison D. Kiene	1,118	*
Andrew M. Borst(5)	20,470	*
Susan B. Comparato(5)	2,984	*
Matthew J. Harris(5)	—	*
Timothy D. Carter(5)	4,704	*

Total (a)	206,306	*
(a) All directors and individuals identified as executive officers of the Company and its subsidiaries as a group – 16 persons
* Less than 1% of the outstanding Common Shares

(1) The information in this table is based on information supplied directly to the Company by executive officers and directors. Common Shares beneficially owned by a person include shares to which the person has the right to acquire beneficial ownership within 60 days of April 27, 2022. Unless otherwise indicated in the footnotes below, the persons and entities named in this table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.
(2) For each of the directors other than Mr. Rehnberg, the reported number of Common Shares beneficially owned includes 1,665 of restricted shares that will vest within 60 days after April 27, 2022.
(3) Mr. Rehnberg is also a NEO. Since March 3, 2022, Mr. Bradley has assumed the role as Interim Chief Executive Officer.
(4) On July 2, 2020, the Company announced the anticipated departure of Mr. Bullock as Executive Vice President and Chief Financial Officer of the Company. Mr. Bullock continued to serve as Executive Vice President and Chief Financial Officer through March 15, 2021. On March 16, 2021, Mr. Kirk succeeded Mr. Bullock as the Company’s Chief Financial Officer and Mr. Bullock remained employed in an advisory capacity through March 31, 2021.
(5) On August 6, 2021, Mr. Harris resigned as Group Head of International Operations of the Company, and on August 11, 2021 Mr. Carter’s employment as Chief Underwriting Officer with the Company was terminated without cause. The Company appointed Mr. Borst as Interim President of International Operations and Ms. Comparato as Chief Administrative Officer, replacing Mr. Borst’s previous role. Mr. Borst voluntarily resigned from the Company effective April 1, 2022.

Item 13. Certain Relationships and Related Transactions and Director Independence
Related Person Transactions
Policy for Evaluating Related Person Transactions
The Board has adopted a written policy relating to the Audit Committee’s review and approval of transactions with related persons that are required to be disclosed by SEC regulations (“related person transactions”). A “related person” is defined under the applicable SEC regulation and includes our directors, executive officers and 5% or more beneficial owners of our Common Shares. Management administers procedures adopted by the Board with respect to related person transactions and the Audit Committee reviews and approves all such transactions. In determining whether or not to approve a related person transaction, the Audit Committee considers all relevant facts and circumstances, including the commercial reasonableness of the terms, the benefit to the Company, opportunity costs of alternate transactions, and the actual or apparent conflict of interest of the related person, among other factors. Approval of a related person transaction requires the vote of the majority of disinterested directors on the Audit Committee and the Audit Committee must determine that the transaction is in, or not inconsistent with, the best interest of the Company and its shareholders for a related person transaction to be approved. The Board annually reviews this policy. The written policy relating to the Audit Committee’s review and approval of related person transactions is available on our website at www.argolimited.com under the “Investor” tab and then “Governance” tab.
Director Independence
The Board has determined that each of its directors, except for Kevin J. Rehnberg and Thomas A. Bradley, is “independent” in accordance with the applicable corporate governance requirements of the listing rules of the NYSE as currently in effect. Due to their current management positions with the Company, Mr. Rehnberg and Mr. Bradley, are not deemed independent. In addition, Kathleen A. Nealon and John H. Tonelli, who each retired from the Board immediately following the 2021 Annual General Meeting, were determined to be independent under the applicable NYSE listing rules as currently in effect.
The Board also determined that each member of the Audit Committee is “independent” and meets the other requirements for audit committee membership, including financial literacy, as defined by applicable NYSE listing rules and SEC rules for audit committee members. Each member of the HR Committee is “independent” in accordance with the applicable corporate governance requirements of the listing rules of NYSE as currently in effect. Each member of the HR Committee also qualifies as a “non-employee director” under Section 16 of the Securities Exchange Act of 1934.

Item 14. Principal Accounting Fees and Services
Fees Paid to Ernst & Young LLP (“Ernst & Young”) by the Company in 2021 and 2020
The fees incurred in 2021 and 2020 for services provided by Ernst & Young to the Company were as follows:

Category	2021	2020
Audit Fees (1)	$6,584,295	$5,936,300
Audit-Related Fees (2)	53,700	156,200
Tax Fees (3)	822,905	964,932
All Other Fees (4)	7,200	7,200
Total	$7,468,100	$7,064,632

(1) “Audit Fees” include the aggregate fees incurred for professional services rendered by Ernst & Young for the review of the Company’s quarterly reports for 2021 and 2020 and its fee for the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2021 and 2020. “Audit Fees” also include fees incurred for professional services related to other statutory and regulatory filings. The fees include Ernst & Young’s estimate of unbilled fees related to services for 2021.
(2) “Audit-Related Fees” include fees incurred for assurance and related services that are reasonably related to the performance of the audit and not included in the “Audit Fees” described above. These services include audits of the employee benefits plans for 2021 and 2020.
(3) “Tax Fees” are fees incurred for Ernst & Young’s tax services, which include tax planning, advice and assistance for the Company regarding statutory, regulatory or administrative developments and other international, federal, state and local issues and non-income tax minimization and planning.
(4) “All Other Fees” includes fees for services related to the purchase of online accounting research software for 2021 and 2020.
Audit Committee Pre-Approval Process
All services provided by Ernst & Young to the Company in 2021 and in 2020 were specifically pre-approved by the Audit Committee of the Company, as required under its charter. In 2021, the Audit Committee adopted an Audit Committee Pre-Approval Policy, which sets forth the procedures the Audit Committee follows to pre-approve services to be performed by the Company’s independent auditor. Pursuant to such policy, the Audit Committee delegates to the Chair of the Audit Committee authority to grant specific pre-approval on a case-by-case basis, subject to certain dollar limit. The Chair of the Audit Committee is required to report any pre-approval decisions to the Audit Committee at or prior to its next scheduled meeting. The Audit Committee and the Chair of the Audit Committee may not delegate to management the Audit Committee’s responsibilities to pre-approve services performed by the Company’s independent auditor.

PART IV
Item 15. Exhibits, Financial Statement Schedules
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
Date: April 29, 2022