Form 10-Q
period 2022-03-31
Argo Group International Holdings, Ltd.
filed 2022-05-06
CIK 1091748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number: 1-15259
ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Bermuda		98-0214719
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
90 Pitts Bay Road		P.O. Box HM 1282
Pembroke	HM08	Hamilton	HM FX
Bermuda		Bermuda
(Address of principal executive offices)		(Mailing address)
(Registrant’s telephone number, including area code): (441) 296-5858
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value of $1.00 Per Share	ARGO	New York Stock Exchange
6.500% Senior Notes Due 2042 issued by Argo Group U.S., Inc. and The Guarantee With Respects Thereto	ARGD	New York Stock Exchange
Depositary Shares, Each Representing a 1/1000th Interest in 7.00% Resettable Fixed Rate Preference Share, Series A, Par Value $1.00 Per Share	ARGOPrA	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding (net of treasury shares) of each of the issuer’s classes of common shares as of May 4, 2022.

Title	Outstanding
Common Shares, par value $1.00 per share	34,958,238

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares and per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost: 2022 - $4,302.7, 2021 - $4,203.2; allowance for expected credit losses: 2022 - $2.9, 2021 - $2.5)	$4,143.9	$4,223.3
Equity securities, at fair value (cost: 2022 - $61.3; 2021 - $70.3)	54.0	56.3
Other investments (cost: 2022 - $452.4; 2021 - $387.0)	452.5	387.2
Short-term investments, at fair value (cost: 2022 - $420.6; 2021 - $655.4)	421.1	655.8
Total investments	5,071.5	5,322.6
Cash	154.0	146.1
Accrued investment income	22.1	20.9
Premiums receivable	649.3	648.6
Reinsurance recoverables	2,857.9	2,966.4
Goodwill	147.3	147.3
Intangible assets, net of accumulated amortization	17.3	17.3
Current income taxes receivable, net	—	7.3
Deferred tax asset, net	99.2	73.6
Deferred acquisition costs, net	174.6	168.0
Ceded unearned premiums	494.9	506.7
Operating lease right-of-use assets	60.8	81.4
Other assets	232.1	211.6
Total assets	$9,981.0	$10,317.8
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$5,648.1	$5,595.0
Unearned premiums	1,386.0	1,466.8
Accrued underwriting expenses and other liabilities	167.4	166.6
Ceded reinsurance payable, net	577.9	724.4
Funds held	65.8	76.6
Senior unsecured fixed rate notes	140.4	140.3
Other indebtedness	57.3	57.0
Junior subordinated debentures	258.3	258.2
Operating lease liabilities	69.0	97.7
Total liabilities	8,370.2	8,582.6
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred shares and additional paid-in capital - $1.00 par, 30,000,000 shares authorized; 6,000 shares issued at March 31, 2022 and December 31, 2021, respectively; liquidation preference $25,000	144.0	144.0
Common shares - $1.00 par, 500,000,000 shares authorized; 46,260,520 and 46,192,867 shares issued at March 31, 2022 and December 31, 2021, respectively	46.3	46.2
Additional paid-in capital	1,388.5	1,386.4
Treasury shares (11,315,889 shares at March 31, 2022 and December 31, 2021, respectively)	(455.1)	(455.1)
Retained earnings	622.0	636.4
Accumulated other comprehensive income, net of taxes	(134.9)	(22.7)
Total shareholders' equity	1,610.8	1,735.2
Total liabilities and shareholders' equity	$9,981.0	$10,317.8
See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except number of shares and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Premiums and other revenue:
Earned premiums	$480.6	$466.1
Net investment income	37.7	44.4
Net realized investment and other gains (losses):
Net realized investment and other losses	(40.2)	(1.3)
Change in fair value recognized	6.7	15.5
Change in allowance for credit losses on fixed maturity securities	(1.0)	(1.1)
Total net realized investment and other gains (losses)	(34.5)	13.1
Total revenue	483.8	523.6
Expenses:
Losses and loss adjustment expenses	283.6	307.6
Underwriting, acquisition and insurance expenses	172.9	176.4
Non-operating expenses	7.4	1.9
Interest expense	5.8	5.1
Fee and other (income) expense, net	(0.8)	0.1
Foreign currency exchange losses	2.9	1.3
Total expenses	471.8	492.4
Income before income taxes	12.0	31.2
Income tax provision	13.0	1.4
Net income (loss)	$(1.0)	$29.8
Dividends on preferred shares	2.6	2.6
Net income (loss) attributable to common shareholders	$(3.6)	$27.2

Net income (loss) attributable to common shareholders per common share:
Basic	$(0.11)	$0.78
Diluted	$(0.11)	$0.78
Dividend declared per common share	$0.31	$0.31
Weighted average common shares:
Basic	34,891,935	34,712,650
Diluted	34,891,935	34,938,013

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Net income (loss)	$(1.0)	$29.8
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	4.1	(0.9)
Reclassification adjustment for foreign currency translation included in net income	27.3	—
Unrealized losses on fixed maturity securities:
Losses arising during the year	(172.0)	(62.1)
Reclassification adjustment for losses (gains) included in net income	(5.4)	(4.0)
Other comprehensive income (loss) before tax	(146.0)	(67.0)
Income tax (benefit) provision related to other comprehensive income (loss):
Unrealized gains (losses) on fixed maturity securities:
Losses arising during the year	(32.8)	(11.8)
Reclassification adjustment for (gains) losses included in net income	(1.0)	(0.8)
Income tax (benefit) provision related to other comprehensive income (loss)	(33.8)	(12.6)
Other comprehensive loss, net of tax	(112.2)	(54.4)
Comprehensive loss	$(113.2)	$(24.6)

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except number of shares and per share amounts)
(Unaudited)

	Preferred Shares and Additional Paid-in Capital	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity
Balance, December 31, 2020	$144.0	$46.0	$1,380.2	$(455.1)	$684.1	$58.6	$1,857.8
Net income	—	—	—	—	29.8	—	29.8
Other comprehensive loss - Change in fair value of fixed maturities, net of taxes	—	—	—	—	—	(53.5)	(53.5)
Other comprehensive loss, net - Other	—	—	—	—	—	(0.9)	(0.9)
Activity under stock incentive plans	—	0.1	2.1	—	—	—	2.2
Retirement of common shares (tax payments on equity compensation)	—	—	(1.4)	—	—	—	(1.4)
Employee stock purchase plan	—	—	0.4	—	—	—	0.4
Dividends on preferred shares	—	—	—	—	(2.6)	—	(2.6)
Cash dividend declared - common shares ($0.31/share)	—	—	—	—	(10.8)	—	(10.8)
Balance, March 31, 2021	$144.0	$46.1	$1,381.3	$(455.1)	$700.5	$4.2	$1,821.0

Balance, December 31, 2021	$144.0	$46.2	$1,386.4	$(455.1)	$636.4	$(22.7)	$1,735.2
Net loss	—	—	—	—	(1.0)	—	(1.0)
Other comprehensive loss - Change in fair value of fixed maturities, net of taxes	—	—	—	—	—	(143.6)	(143.6)
Other comprehensive income, net - Other	—	—	—	—	—	31.4	31.4
Activity under stock incentive plans	—	0.1	2.7	—	—	—	2.8
Retirement of common shares (tax payments on equity compensation)	—	—	(1.0)	—	—	—	(1.0)
Employee stock purchase plan	—	—	0.4	—	—	—	0.4
Dividends on preferred shares	—	—	—	—	(2.6)	—	(2.6)
Cash dividend declared - common shares ($0.31/share)	—	—	—	—	(10.8)	—	(10.8)
Balance, March 31, 2022	$144.0	$46.3	$1,388.5	$(455.1)	$622.0	$(134.9)	$1,610.8

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows (used in) provided by operating activities:
Net income (loss)	$(1.0)	$29.8
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization and depreciation	5.9	2.9
Share-based payments expense	3.2	2.3
Deferred income tax benefit, net	9.3	0.3
Net realized investment (gains) losses	34.5	(13.1)
Undistributed earnings from alternative investment portfolio	(13.6)	(20.7)
Change in:
Accrued investment income	(1.2)	(0.6)
Receivables	43.9	242.5
Deferred acquisition costs	(6.5)	(6.5)
Ceded unearned premiums	(2.9)	(11.8)
Reserves for losses and loss adjustment expenses	101.4	(268.2)
Unearned premiums	(38.5)	(33.6)
Ceded reinsurance payable and funds held	(147.8)	158.2
Income taxes	3.2	1.3
Accrued underwriting expenses and other liabilities	11.5	6.4
Other, net	(29.3)	(19.0)
Cash (used in) provided by operating activities	(27.9)	70.2
Cash flows provided by (used in) investing activities:
Sales of fixed maturity investments	291.1	264.0
Maturities and mandatory calls of fixed maturity investments	144.3	195.9
Sales of equity securities	9.0	14.6
Sales of other investments	20.9	27.1
Purchases of fixed maturity investments	(597.4)	(617.6)
Purchases of equity securities	(1.0)	(0.5)
Purchases of other investments	(17.9)	(20.6)
Change in foreign regulatory deposits and voluntary pools	(8.6)	(9.1)
Change in mortgage loans	(46.5)	—
Change in short-term investments	234.1	59.7
Settlements of foreign currency exchange forward contracts	—	(1.7)
Proceeds from sale of Argo Seguros Brasil, net of cash transferred	22.7	—
Purchases of fixed assets, net	(0.7)	(7.7)
Other, net	—	45.9
Cash used in investing activities	50.0	(50.0)
Cash flows used in financing activities:
Activity under stock incentive plans	(1.1)	0.3
Payment of cash dividends to preferred shareholders	(2.6)	(2.6)
Payment of cash dividends to common shareholders	(10.8)	(10.8)
Cash used in financing activities	(14.5)	(13.1)
Effect of exchange rate changes on cash	0.3	0.8
Change in cash	7.9	7.9
Cash, beginning of year	146.1	148.8
Cash, end of period	$154.0	$156.7
 See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Basis of Presentation
The accompanying consolidated financial statements of Argo Group International Holdings, Ltd. and its subsidiaries (“Argo Group,” “we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Argo Group is an underwriter of specialty insurance products in the property and casualty market.
The preparation of interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The major estimates reflected in our consolidated financial statements include, but are not limited to, reserves for losses and loss adjustment expenses; reinsurance recoverables, including the reinsurance recoverables allowance for expected credit losses; estimates of written and earned premiums; reinsurance premium receivable; fair value of investments and assessment of potential impairment, including the allowance for credit losses on fixed maturity securities; valuation of goodwill and intangibles and our deferred tax asset valuation allowance. Actual results could materially differ from those estimates. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2021 filed with the Securities and Exchange Commission ("SEC") (collectively, “2021 Form 10-K”).
The interim financial information as of, and for, the three months ended, March 31, 2022 and 2021 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain reclassifications have been made to financial information presented for prior years to conform to the current year’s presentation.
Sale of Argo Seguros Brasil S.A.
On February 15, 2022, we completed the sale of our Brazilian operations, Argo Seguros Brasil S.A. (“Argo Seguros”), to Spice Private Equity Ltd., an investment company focused on global private equity investments, for a purchase price of 160 million Brazilian Reais (approximately $30.5 million), subject to the terms and conditions set forth in the purchase agreement. Argo Seguros is one of the units within our International Operations reporting segment. As a result, we realized a loss on the sale of Argo Seguros of $28.5 million, which is included as a component of Net realized investment and other gains (losses) in our Condensed Consolidated Statements of Income (Loss). This loss was primarily attributable to the realization of historical foreign currency translation, which was previously a component of accumulated other comprehensive income. We previously recognized a $6.3 million loss during 2021 as we adjusted the carrying value of Argo Seguros to its fair value.
2.    Recently Issued Accounting Pronouncements
The Company evaluated recently issued accounting pronouncements and determined none are material to our results of operations or financial position reported herein.
3.    Investments
Included in Total investments in our Consolidated Balance Sheets at March 31, 2022 and December 31, 2021 is $71.2 million and $89.6 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party participants that provide underwriting capital to the operations of Syndicates 1200 and 1910.

Fixed Maturities
The amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses, and fair value of fixed maturity investments were as follows:

March 31, 2022
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturities
U.S. Governments	$496.0	$0.4	$17.0	$—	$479.4
Foreign Governments	211.7	3.7	7.6	0.3	207.5
Obligations of states and political subdivisions	169.6	2.3	4.9	0.4	166.6
Corporate bonds	2,009.0	9.7	86.2	2.1	1,930.4
Commercial mortgage-backed securities	422.7	0.6	23.1	—	400.2
Residential mortgage-backed securities	455.4	1.9	26.5	—	430.8
Asset-backed securities	205.6	0.3	5.3	0.1	200.5
Collateralized loan obligations	332.7	0.6	4.8	—	328.5
Total fixed maturities	$4,302.7	$19.5	$175.4	$2.9	$4,143.9

December 31, 2021
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturities
U.S. Governments	$422.7	$5.5	$3.2	$—	$425.0
Foreign Governments	234.7	2.2	3.9	0.2	232.8
Obligations of states and political subdivisions	166.7	5.8	1.2	—	171.3
Corporate bonds	1,972.3	33.5	20.3	2.2	1,983.3
Commercial mortgage-backed securities	416.7	6.3	4.3	—	418.7
Residential mortgage-backed securities	480.7	7.5	5.7	—	482.5
Asset-backed securities	173.0	1.3	0.6	0.1	173.6
Collateralized loan obligations	336.4	1.3	1.6	—	336.1
Total fixed maturities	$4,203.2	$63.4	$40.8	$2.5	$4,223.3
Contractual Maturity
The amortized cost and fair values of fixed maturity investments as of March 31, 2022, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$229.3	$232.1
Due after one year through five years	1,849.4	1,795.6
Due after five years through ten years	719.4	673.7
Due after ten years	88.2	82.5
Structured securities	1,416.4	1,360.0
Total	$4,302.7	$4,143.9
The actual maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Other Investments
Details regarding the carrying value and unfunded investment commitments of other investments as of March 31, 2022 and December 31, 2021 were as follows:

March 31, 2022
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$58.1	$—
Private equity	259.6	68.8
Overseas deposits	83.6	—
Commercial Mortgage Loans	46.5	—
Other	4.7	—
Total other investments	$452.5	$68.8

December 31, 2021
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$58.6	$—
Private equity	248.9	64.2
Overseas deposits	74.9	—
Other	4.8	—
Total other investments	$387.2	$64.2
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
•Commercial mortgage loans: Commercial mortgage loan investments are composed of participation interests in a portfolio of commercial mortgage loans. Loan collateral is diversified with regard to property type and geography.
•Other: Other includes participation in investment pools.

Unrealized Losses
An aging of unrealized losses on our investments in fixed maturities is presented below:

March 31, 2022	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$416.1	$12.8	$49.6	$4.2	$465.7	$17.0
Foreign Governments	150.2	6.7	25.4	0.9	175.6	7.6
Obligations of states and political subdivisions	78.7	4.7	3.0	0.2	81.7	4.9
Corporate bonds	1,275.0	62.9	219.6	23.3	1,494.6	86.2
Commercial mortgage-backed securities	296.8	17.8	41.7	5.3	338.5	23.1
Residential mortgage-backed securities	234.6	13.8	120.7	12.7	355.3	26.5
Asset-backed securities	135.9	4.7	7.0	0.6	142.9	5.3
Collateralized loan obligations	274.8	4.8	1.0	—	275.8	4.8
Total fixed maturities	$2,862.1	$128.2	$468.0	$47.2	$3,330.1	$175.4

December 31, 2021	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$193.4	$2.6	$14.6	$0.6	$208.0	$3.2
Foreign Governments	152.4	3.3	2.6	0.6	155.0	3.9
Obligations of states and political subdivisions	46.0	0.8	0.1	0.4	46.1	1.2
Corporate bonds	854.3	18.3	41.7	2.0	896.0	20.3
Commercial mortgage-backed securities	198.8	4.1	6.5	0.2	205.3	4.3
Residential mortgage-backed securities	284.2	5.6	4.0	0.1	288.2	5.7
Asset-backed securities	62.6	0.6	—	—	62.6	0.6
Collateralized loan obligations	176.1	1.6	0.5	—	176.6	1.6
Total fixed maturities	$1,967.8	$36.9	$70.0	$3.9	$2,037.8	$40.8
We hold a total of 5,203 fixed maturity securities, of which 1,080 were in an unrealized loss position for less than one year and 208 were in an unrealized loss position for a period one year or greater as of March 31, 2022.
Allowance for Credit Losses
For fixed maturities with a decline in the fair value between the amortized cost due to credit-related factors, an allowance is established for the difference between the estimated recoverable value and amortized cost with a corresponding charge to Net realized investment and other gains (losses) in the Condensed Consolidated Statements of Income (Loss). The allowance is limited to the difference between amortized cost and fair value. The estimated recoverable value is the present value of cash flows expected to be collected, as determined by management. The difference between fair value and amortized cost that is not associated with credit-related factors is recognized in the Condensed Consolidated Statements of Comprehensive Income (Loss). Accrued interest is excluded from the measurement of the allowance for credit losses.
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

We evaluate for credit losses each quarter. If we determine that all or a portion of a fixed maturity is uncollectible, the uncollectible amortized cost is written off with a corresponding reduction to the allowance for credit losses. If we collect cash flows that were previously written off, the recovery is recognized in realized investment gains. We also consider whether we intend to sell an available-for-sale security or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost. In these instances, a decline in fair value is recognized in Net realized investment and other gains (losses) in the Condensed Consolidated Statements of Income (Loss) based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security.
The following table presents a roll-forward of the changes in allowance for credit losses on available-for-sale fixed maturities by industry category for the three months ending March 31, 2022 and 2021, respectively:

(in millions)	Foreign Governments	Obligations of states and political subdivisions	Corporate bonds	Asset backed securities	Total
Beginning balance, January 1, 2022	$0.2	$—	$2.2	$0.1	$2.5
Securities for which allowance was not previously recorded	0.1	—	0.4	—	0.5
Securities sold during the period	—	—	(0.6)	—	(0.6)
Additional net increases (decreases) in existing allowance	—	0.4	0.1	—	0.5
Ending balance, March 31, 2022	$0.3	$0.4	$2.1	$0.1	$2.9

(in millions)	Foreign Governments	Obligations of states and political subdivisions	Corporate bonds	Asset backed securities	Total
Beginning balance, January 1, 2021	$0.2	$0.1	$6.1	$0.2	$6.6
Securities for which allowance was not previously recorded	—	—	2.1	—	2.1
Securities sold during the period	—	—	(0.4)	—	(0.4)
Additional net increases (decreases) in existing allowance	(0.1)	(0.1)	(0.7)	(0.2)	(1.1)
Ending balance, March 31, 2021	$0.1	$—	$7.1	$—	$7.2
Total credit impairment (gains) losses included in Net realized investment and other gains (losses) in the Condensed Consolidated Statements of Income (Loss) was $1.0 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively.

Investment Gains and Losses
The following table presents our gross realized investment gains and losses:

	For the Three Months Ended March 31,
(in millions)	2022	2021
Realized gains on fixed maturities and other
Fixed maturities	$11.2	$5.5
Other investments, including short-terms	1.5	6.0
	12.7	11.5
Realized losses on fixed maturities and other
Fixed maturities	(16.6)	(1.5)
Other investments, including short-terms	(6.8)	(9.5)
	(23.4)	(11.0)

Net (losses) recognized on fixed maturities and other
Credit losses on fixed maturities	(1.0)	(1.1)
Other(1)	(28.5)	—
	(29.5)	(1.1)
Equity securities
Net realized gains (losses) on equity securities	(1.0)	(1.8)
Change in unrealized gains (losses) on equity securities held at the end of the period	6.7	15.5
Net realized gains (losses) on equity securities	5.7	13.7
Net realized investment and other gains (losses) before income taxes	(34.5)	13.1
Income tax (benefit) provision	(0.7)	2.6
Net realized investment and other gains (losses), net of income taxes	$(33.8)	$10.5
(1)Refer to the sale of Argo Seguros in Note 1, “Basis of Presentation” for additional information.
The cost of securities sold is based on the specific identification method.
Changes in unrealized gains (losses) related to investments are summarized as follows:

	For the Three Months Ended March 31,
(in millions)	2022	2021
Change in unrealized gains (losses)
Fixed maturities	$(177.9)	$(65.7)
Other and short-term investments	0.1	(0.4)
Net unrealized investment gains (losses) before income taxes	(177.8)	(66.1)
Income tax provision (benefit)	(33.9)	(12.6)
Net unrealized investment gains (losses), net of income taxes	$(143.9)	$(53.5)
Foreign Currency Exchange Forward Contracts
We enter into foreign currency exchange forward contracts to manage operational currency exposure from our non-USD insurance operations, and gain exposure to a total return strategy which invests in multiple currencies. The currency forward contracts are carried at fair value in our Condensed Consolidated Balance Sheets in Other liabilities and Other assets at March 31, 2022 and December 31, 2021, respectively. The net realized gains and (losses) are included in Net realized investment and other gains (losses) in our Condensed Consolidated Statements of Income (Loss).

The fair value of our foreign currency exchange forward contracts as of March 31, 2022 and December 31, 2021 was as follows:

(in millions)	March 31, 2022	December 31, 2021
Operational currency exposure	$(8.5)	$(0.3)
Asset manager investment exposure	0.8	(0.3)
Total	$(7.7)	$(0.6)
The following table represents our gross realized investment gains and losses on our foreign currency exchange forward contracts:

	For the Three Months Ended March 31,
(in millions)	2022	2021
Realized gains
Operational currency exposure	$2.5	$3.9
Asset manager investment exposure	1.1	1.0
Total return strategy	—	8.5
Gross realized investment gains	3.6	13.4
Realized losses
Operational currency exposure	(8.8)	(9.2)
Total return strategy	—	(7.5)
Gross realized investment losses	(8.8)	(16.7)
Net realized investment (losses) gains on foreign currency exchange forward contracts	$(5.2)	$(3.3)
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

(in millions)	March 31, 2022	December 31, 2021
Securities on deposit for regulatory and other purposes	$177.0	$195.6
Securities pledged as collateral for letters of credit and other	185.4	193.9
Securities and cash on deposit supporting Lloyd’s business (1)	290.9	296.8
Total restricted investments	$653.3	$686.3
(1) Argo Group is required to maintain Funds at Lloyd’s (“FAL”) to support it business for Syndicate 1200 and Syndicate 1910. At March 31, 2022 the amount pledged for FAL was $290.9 million, of which $137.6 million was provided by Argo Re Ltd.
Fair Value Measurements
Fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability, or in the absence of a principal market, the most advantageous market. Market participants are buyers and sellers in the principal (or most advantageous) market that are independent, knowledgeable, able to transact for the asset or liability and willing to transfer the asset or liability.
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
We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of March 31, 2022 and December 31, 2021. A description of the valuation techniques we use to measure assets at fair value is as follows:
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
•Asset and mortgage-backed securities and collateralized loan obligations are reported at fair value using Level 2 or Level 3 inputs. For these securities, we obtain fair value measurements from third-party pricing services. Observable data may include dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.
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

Based on an analysis of the inputs, our financial assets measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	March 31, 2022	Level 1 (a)	Level 2 (b)	Level 3 (c)
Fixed maturities
U.S. Governments	$479.5	$472.2	$7.3	$—
Foreign Governments	207.5	—	207.5	—
Obligations of states and political subdivisions	166.6	—	166.6	—
Corporate bonds	1,930.3	—	1,915.3	15.0
Commercial mortgage-backed securities	400.2	—	400.2	—
Residential mortgage-backed securities	430.8	—	430.8	—
Asset-backed securities	200.5	—	179.3	21.2
Collateralized loan obligations	328.5	—	328.5	—
Total fixed maturities	4,143.9	472.2	3,635.5	36.2
Equity securities	54.0	36.4	—	17.6
Other investments	84.0	—	84.0	—
Short-term investments	421.1	419.9	1.2	—
	$4,703.0	$928.5	$3,720.7	$53.8
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
(a)Quoted prices in active markets for identical assets
(b)Significant other observable inputs
(c)Significant unobservable inputs
The fair value measurements in the tables above do not equal Total investments on our Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:
Fair Value Measurements Using Unobservable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2022	$2.8	$14.7	$17.5
Transfers into Level 3	34.7	0.1	34.8
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income	(0.4)	1.8	1.4
Included in other comprehensive income	0.8	—	0.8
Purchases, issuances, sales, and settlements:
Purchases	—	1.0	1.0
Issuances	—	—	—
Sales	(1.7)	—	(1.7)
Settlements	—	—	—
Ending balance, March 31, 2022	$36.2	$17.6	$53.8
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2021	$—	$—	$—

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2021	$7.0	$17.5	$24.5
Transfers into Level 3	—	1.0	1.0
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income	—	4.2	4.2
Included in other comprehensive loss	(0.8)	—	(0.8)
Purchases, issuances, sales, and settlements:
Purchases	0.1	1.2	1.3
Issuances	—	—	—
Sales	(3.5)	(10.6)	(14.1)
Settlements	—	—	—
Ending balance, December 31, 2021	$2.8	$13.3	$16.1
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2020	$—	$—	$—
At March 31, 2022 and December 31, 2021, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.

4.    Allowance for Credit Losses
Premiums receivable
The following table represents the balances of premiums receivable, net of allowance for expected credit losses, at March 31, 2022 and January 1, 2022, and the changes in the allowance for expected credit losses for the three months ended March 31, 2022.

(in millions)	Premiums Receivable, Net of Allowance for Estimated Uncollectible Premiums	Allowance for Estimated Uncollectible Premiums
Balance, January 1, 2022	$648.6	$5.7
Current period change for estimated uncollectible premiums		(0.4)
Write-offs of uncollectible premiums receivable		—
Balance, March 31, 2022	$649.3	$5.3
Reinsurance Recoverables
The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, at March 31, 2022 and January 1, 2022, and changes in the allowance for estimated uncollectible reinsurance for the three months ended March 31, 2022.

(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance
Balance, January 1, 2022	$2,966.4	$3.8
Current period change for estimated uncollectible reinsurance		—
Write-offs of uncollectible reinsurance recoverables		—
Balance, March 31, 2022	$2,857.9	$3.8
We primarily utilize A.M. Best credit ratings when determining the allowance, and adjust as needed based on our historical experience with the reinsurers. A portion of our reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.

5.    Reserves for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Three Months Ended March 31,
(in millions)	2022	2021
Net reserves beginning of the year	$3,123.2	$2,906.1
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	280.2	306.6
Prior accident years	3.4	1.0
Losses and LAE incurred during calendar year, net of reinsurance	283.6	307.6
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	19.0	33.0
Prior accident years	266.1	230.3
Losses and LAE payments made during current calendar year, net of reinsurance:	285.1	263.3

Divestitures (1)	(31.0)	—
Net reserve ceded - reinsurance to close transaction for years of account 2017 and prior (2)	—	207.8
Change in participation interest (3)	48.0	19.8
Foreign exchange adjustments	(0.4)	(0.8)
Net reserves - end of period	3,138.3	2,761.6
Add:
Reinsurance recoverables on unpaid losses and LAE, end of period	2,509.8	2,373.7
Gross reserves - end of period	$5,648.1	$5,135.3
(1)Refer to the sale of Argo Seguros in Note 1, “Basis of Presentation” for additional information.
(2)Amount represents reserves ceded under the reinsurance to close transaction with RiverStone for Lloyd’s years of account 2017 and prior, effective January 1, 2021.
(3)Amount represents the change in reserves due to changing our participation in Syndicates 1200 and 1910.
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
The impact from the (favorable) unfavorable development of prior accident years’ loss and LAE reserves on each reporting segment is presented below:

	For the Three Months Ended March 31,
(in millions)	2022	2021
U.S. Operations	$5.0	$(0.4)
International Operations	(3.0)	—
Run-off Lines	1.4	1.4
Total (favorable) unfavorable prior-year development	$3.4	$1.0

The following describes the primary factors behind each segment’s prior accident year reserve development for the three months ended March 31, 2022 and 2021:
Three months ended March 31, 2022:
•U.S. Operations: Unfavorable development primarily related to liability lines, including the impact of large losses, partially offset by favorable development in specialty lines.
•International Operations: Favorable development primarily related to catastrophe losses and Europe liability losses partially offset by unfavorable development in liability and professional losses from our Bermuda insurance operations.
•Run-off Lines: Unfavorable loss reserve development on prior accident years in other run-off lines.
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
Debt. At March 31, 2022 and December 31, 2021, the fair value of our debt instruments is determined using both Level 1 and Level 2 inputs, as previously defined in Note 3, “Investments.”
We receive fair value prices from third-party pricing services for our financial instruments as well as for similar financial instruments. These prices are determined using observable market information such as publicly traded quoted prices, and trading prices for similar financial instruments actively being traded in the current market. We have reviewed the processes used by the third-party providers for pricing the securities and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of March 31, 2022 and December 31, 2021. A description of the valuation techniques we use to measure these liabilities at fair value is as follows:
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

A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	March 31, 2022		December 31, 2021
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures:
Trust preferred debentures	$172.7	$173.2	$172.7	$172.9
Subordinated debentures	85.6	92.1	85.5	91.9
Total junior subordinated debentures	258.3	265.3	258.2	264.8
Senior unsecured fixed rate notes	140.4	144.1	140.3	148.4
Floating rate loan stock	57.3	57.4	57.0	57.1
	$456.0	$466.8	$455.5	$470.3
Based on an analysis of the inputs, our financial instruments measured at fair value for disclosure purposes have been categorized as follows:

	Fair Value Measurements at Reporting Date Using
(in millions)	March 31, 2022	Level 1 (a)	Level 2 (b)	Level 3 (c)
Junior subordinated debentures:
Trust preferred debentures	$173.2	$—	$173.2	$—
Subordinated debentures	92.1	—	92.1	—
Total junior subordinated debentures	265.3	—	265.3	—
Senior unsecured fixed rate notes	144.1	144.1	—	—
Floating rate loan stock	57.4	—	57.4	—
	$466.8	$144.1	$322.7	$—
(a)Quoted prices in active markets for identical assets
(b)Significant other observable inputs
(c)Significant unobservable inputs

	Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2021	Level 1 (a)	Level 2 (b)	Level 3 (c)
Junior subordinated debentures:
Trust preferred debentures	$172.9	$—	$172.9	$—
Subordinated debentures	91.9	—	91.9	—
Total junior subordinated debentures	264.8	—	264.8	—
Senior unsecured fixed rate notes	148.4	148.4	—	—
Floating rate loan stock	57.1	—	57.1	—
	$470.3	$148.4	$321.9	$—
(a)Quoted prices in active markets for identical assets
(b)Significant other observable inputs
(c)Significant unobservable inputs

7.    Shareholders’ Equity
On February 16, 2022, our Board of Directors declared a quarterly cash dividend in the amount of $0.31 on each common share outstanding. On March 15, 2022, we paid $10.8 million to our shareholders of record on February 28, 2022.
On February 16, 2022, our Board of Directors declared a quarterly cash dividend in the amount of $437.500 per share on our 7.00% Resettable Fixed Rate Preference Shares, Series A, par value of $1.00 per share, with a liquidation preference of $25,000 per share (the “Series A Preference Shares”). Holders of depositary shares, each representing a 1/1,000th interest in a Series A Preference Share (the “Depositary Shares”), received $0.437500 per Depositary Share. On March 15, 2022, we paid $2.6 million to our shareholders of record of Series A Preference Shares on February 28, 2022.
On February 12, 2021, our Board of Directors declared a quarterly cash dividend in the amount of $0.31 on each common share outstanding. On March 12, 2021, we paid $10.8 million to our shareholders of record on February 26, 2021.
On February 12, 2021, our Board of Directors declared a quarterly cash dividend in the amount of $437.50 per share on our 7.00% Resettable Fixed Rate Preference Shares, Series A, par value of $1.00 per share, with a liquidation preference of $25,000 per share (the “Series A Preference Shares”). Holders of depositary shares, each representing a 1/1,000th interest in a Series A Preference Share (the “Depositary Shares”), received $0.43750 per Depositary Share. On March 15, 2021, we paid $2.6 million to our shareholders of record of Series A Preference Shares on February 28, 2021.
On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all previous repurchase authorizations. As of March 31, 2022, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
We did not repurchase any common shares for the three months ended March 31, 2022.
8.    Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive (loss) income, net of taxes (where applicable) by component for the three months ended March 31, 2022 and 2021 is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2022	$(35.3)	$19.7	$(7.1)	$(22.7)
Other comprehensive income (loss) before reclassifications	4.1	(139.2)	—	(135.1)
Amounts reclassified from accumulated other comprehensive loss	27.3	(4.4)	—	22.9
Net current-period other comprehensive income (loss)	31.4	(143.6)	—	(112.2)
Balance, March 31, 2022	$(3.9)	$(123.9)	$(7.1)	$(134.9)

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2021	$(37.9)	$105.1	$(8.6)	$58.6
Other comprehensive loss before reclassifications	(0.9)	(50.3)	—	(51.2)
Amounts reclassified from accumulated other comprehensive loss	—	(3.2)	—	(3.2)
Net current-period other comprehensive loss	(0.9)	(53.5)	—	(54.4)
Balance, March 31, 2021	$(38.8)	$51.6	$(8.6)	$4.2

The amounts reclassified from accumulated other comprehensive income (loss) shown in the above table have been included in the following captions in our Condensed Consolidated Statements of Income (Loss):

	For the Three Months Ended March 31,
(in millions)	2022	2021
Unrealized gains and losses on securities:
Net realized investment gains	$(5.4)	$(4.0)
Provision for income taxes	1.0	0.8
Foreign currency translation adjustments:
Net realized investment and other gains (losses)	27.3	—
Total, net of taxes	$22.9	$(3.2)
Income tax effects are released from accumulated other comprehensive income (loss) for unrealized gains or losses when the gains or losses are realized, and are taxed at the statutory rate based on jurisdiction of the underlying transaction.
9.    Net Income (Loss) Per Common Share
The following table presents the calculation of net income (loss) per common share on a basic and diluted basis:

	For the Three Months Ended March 31,
(in millions, except number of shares and per share amounts)	2022	2021
Net income (loss)	$(1.0)	$29.8
Less: Preferred share dividends	2.6	2.6
Net income (loss) attributable to common shareholders	(3.6)	27.2
Weighted average common shares outstanding - basic	34,891,935	34,712,650
Effect of dilutive securities:
Equity compensation awards	—	225,363
Weighted average common shares outstanding - diluted	34,891,935	34,938,013
Net income (loss) per common share:
Basic	$(0.11)	$0.78
Diluted	$(0.11)	$0.78
Excluded from the weighted average common shares outstanding calculation at March 31, 2022 and 2021 are 11,315,889 shares, which are held as treasury shares. The shares are excluded as of their repurchase date. For the three months ended March 31, 2022, 173,541 potentially dilutive securities were not included in the calculation of diluted net income per common share as these instruments were anti-dilutive due to the net loss attributable to common shareholders incurred for the period then ended. For the three months ended March 31, 2021, there were no equity compensation awards with an anti-dilutive effect.

10.    Supplemental Cash Flow Information
Interest paid and income taxes paid (recovered) were as follows:

	For the Three Months Ended March 31,
(in millions)	2022	2021
Senior unsecured fixed rate notes	$2.3	$2.3
Junior subordinated debentures	2.5	2.5
Other indebtedness	0.8	0.8
Total interest paid	$5.6	$5.6

Income taxes paid	$0.3	$0.9
Income taxes recovered	(0.2)	(0.1)
Income taxes paid, net	$0.1	$0.8
11.    Share-based Compensation
Argo Group’s 2019 Omnibus Incentive Plan
In May 2019, our shareholders approved the 2019 Omnibus Incentive Plan (the “2019 Plan”), which provides equity-based and cash-based incentives to key employees and non-employee directors. The intent of the 2019 Plan is to encourage and provide for the acquisition of an ownership interest in Argo Group, enabling us to attract and retain qualified and competent persons to serve as members of our management team and Board of Directors. The 2019 Plan authorizes 1,885,000 common shares to be granted as equity-based awards. No further grants will be made under any prior plan; however, any awards under a prior plan that are outstanding as of the effective date shall remain subject to the terms and conditions of, and be governed by, such prior plan.
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
Restricted Shares
A summary of non-vested restricted share activity as of March 31, 2022 and changes during the three months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	278,430	$49.57
Granted	240,677	41.00
Reclassed from performance shares	14,373	32.61
Vested and issued	(83,101)	46.32
Expired or forfeited	(13,379)	48.72
Outstanding at March 31, 2022	437,000	$44.58
The restricted shares vest over one to four years. Expense recognized under this plan for the restricted shares was $2.2 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively. Compensation expense for all share-based compensation awards is included in Underwriting, acquisition and insurance expenses in the accompanying Condensed Consolidated Statements of Income (Loss). As of March 31, 2022, there was $18.0 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group.

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
A summary of non-vested performance share activity as of March 31, 2022 and changes during the three months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	200,564	$47.52
Granted	125,074	41.00
Reclassed to restricted shares	(14,373)	32.61
Vested and issued	(1,831)	68.27
Expired or forfeited	(17,398)	59.03
Outstanding at March 31, 2022	292,036	$44.64
Expense recognized under this plan for the performance shares was $0.5 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was $8.5 million of total unrecognized compensation cost related to performance share compensation arrangements granted by Argo Group.
12.    Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses were as follows:

	For the Three Months Ended March 31,
(in millions)	2022	2021
Commissions	$77.9	$76.5
Other underwriting and insurance expenses	103.2	106.6
Total underwriting, acquisition and insurance expenses before deferral	181.1	183.1
Net deferral of policy acquisition costs	(8.2)	(6.7)
Total underwriting, acquisition and insurance expenses	$172.9	$176.4

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
We have subsidiaries based in the U.K. that are subject to the tax laws of that country. Under current law, these subsidiaries are taxed at the applicable corporate tax rates. Certain of the U.K. subsidiaries are deemed to be engaged in business in the U.S., and therefore, are subject to U.S. corporate tax in respect of a proportion of their U.S. underwriting business only. Relief is available against the U.K. tax liabilities in respect of overseas taxes paid that arise from the underwriting business. Our U.K. subsidiaries file separate U.K. income tax returns.
We have subsidiaries based in the U.S. that are subject to U.S. tax laws. Under current law, these subsidiaries are taxed at the applicable corporate tax rates. Our U.S. subsidiaries generally file a consolidated U.S. federal income tax return.

We also have operations in Brazil, France, Ireland, Italy, Malta, and Switzerland, which also are subject to income taxes imposed by the jurisdiction in which they operate. During the period ending March 31, 2022, our operations in Brazil were divested. We also have operations in Barbados and the United Arab Emirates, which are not subject to income tax under the laws of those countries.
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
Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the three months ended March 31, 2022 and 2021, pre-tax income (loss) attributable to our operations and the corresponding operations’ effective tax rates were as follows:

	For the Three Months Ended March 31,
	2022		2021
(in millions)	Pre-Tax Income (Loss)	Effective Tax Rate	Pre-Tax Income (Loss)	Effective Tax Rate
Bermuda	$(0.2)	—%	$5.0	—%
United States	38.8	21.9%	41.3	15.7%
United Kingdom	5.0	80.8%	(18.3)	28.1%
Brazil	(0.1)	(422.4)%	1.6	—%
United Arab Emirates	0.6	—%	0.3	—%
Ireland	(33.3)	—%	(0.1)	—%
Italy	0.1	138.1%	0.9	—%
Malta	1.1	—%	0.5	—%
Pre-tax income	$12.0	109.7%	$31.2	4.3%
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
A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

	For the Three Months Ended March 31,
(in millions)	2022	2021
Income tax provision at expected rate	$9.4	$6.3
Tax effect of:
Nontaxable investment income	(0.1)	(0.2)
Foreign exchange adjustments	0.1	(0.2)
Sale of Brazil Operations	1.6	—
Change in uncertain tax position liability	0.1	(2.4)
Change in valuation allowance	(1.8)	(0.8)
Impact of change in tax rate related to Finance Act 2021	0.5	—
Lease termination	2.0	—
Other	1.2	(1.3)
Income tax provision	$13.0	$1.4

Our gross deferred tax assets are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future taxable income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of future taxable income sufficient to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally for our U.S. property and casualty insurers two years for net operating losses and for all our U.S. subsidiaries three years for capital losses. If a company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. For the three months ended March 31, 2022, the net change in valuation allowance for deferred tax assets decreased $1.8 million relating to the following: Internal Revenue Code Section 382 limited net operating loss carryforwards within the United States, cumulative losses incurred since inception, and valuation allowances acquired through or related to acquisitions or disposals. Based upon a review of our available evidence, both positive and negative discussed above, our management concluded that it is more-likely-than-not that the other deferred tax assets will be realized.
For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. For the three months ended March 31, 2022, the uncertain tax positions liability increased in the amount of $0.1 million. A net increase of interest in the amount of $0.1 million has been recorded in the line item Interest expense in our Consolidated Statements of Income (Loss) for the three months ended March 31, 2022.
Our U.S. subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2018. Our U.K. subsidiaries are no longer subject to U.K. income tax examinations by Her Majesty’s Revenue and Customs for years before 2020.
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
We have contractual commitments to invest up to $68.8 million related to our limited partnership investments at March 31, 2022, as further disclosed in Note 3, “Investments.” These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time, not to exceed twelve years.
15.    Segment Information
We are primarily engaged in underwriting property and casualty insurance. We have two ongoing reporting segments: U.S. Operations and International Operations. Additionally, we have Run-off Lines for certain products that we no longer underwrite.
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

Revenue and income (loss) before income taxes for each segment were as follows:

	For the Three Months Ended March 31,
(in millions)	2022	2021
Revenue:
Earned premiums
U.S. Operations	$336.4	$314.4
International Operations	144.2	151.5
Run-off Lines	—	0.2
Total earned premiums	480.6	466.1
Net investment income
U.S. Operations	25.6	28.8
International Operations	11.4	12.0
Run-off Lines	0.7	0.8
Corporate and Other	—	2.8
Total net investment income	37.7	44.4
Net realized investment and other gains (losses)	(34.5)	13.1
Total revenue	$483.8	$523.6

	For the Three Months Ended March 31,
(in millions)	2022	2021
Income (loss) before income taxes
U.S. Operations	$43.9	$36.6
International Operations	22.7	(11.8)
Run-off Lines	(1.0)	0.6
Total segment income (loss) before income taxes	65.6	25.4
Corporate and Other	(16.2)	(6.0)
Net realized investment and other gains (losses)	(34.5)	13.1
Foreign currency exchange losses	(2.9)	(1.3)
Total income (loss) before income taxes	$12.0	$31.2
The table below presents earned premiums by geographic location for the three months ended March 31, 2022 and 2021. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Three Months Ended March 31,
(in millions)	2022	2021
United States	$336.4	$312.8
United Kingdom	127.1	99.0
Bermuda	6.4	25.1
Malta	2.3	14.0
All other jurisdictions	8.4	15.2
Total earned premiums	$480.6	$466.1

The following table represents identifiable assets:

(in millions)	March 31, 2022	December 31, 2021
U.S. Operations	$5,716.2	$5,800.1
International Operations	3,780.9	3,932.3
Run-off Lines	305.3	314.7
Corporate and Other	178.6	270.7
Total	$9,981.0	$10,317.8
Included in total assets at March 31, 2022 and December 31, 2021 are $247.0 million and $825.9 million, respectively, in assets associated with trade capital providers.
16.    Subsequent Events
On April 28, 2022, the Company announced that its Board of Directors has initiated an exploration of strategic alternatives. As part of this process, the Board of Directors will consider a wide range of options for the Company including, among other things, a potential sale, merger or other strategic transaction.
There can be no assurance that this process will result in the Company pursuing a particular transaction or other strategic outcome. The Company has not set a timetable for completion of this process, and it does not intend to disclose further developments unless and until it determines that further disclosure is appropriate or necessary.
Additionally, in April 2022, the Company reached agreement on a loss portfolio transfer (“LPT”) transaction for Syndicate 1200's reserves for the 2018 and 2019 Years of Account.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our results of operations for the three months ended March 31, 2022 compared with the three months ended March 31, 2021, and a discussion of our financial condition as of March 31, 2022. This discussion and analysis should be read in conjunction with the attached unaudited interim Condensed Consolidated Financial Statements and notes thereto and Argo Group’s 2021 Form 10-K, including the audited Consolidated Financial Statements and notes thereto.
Certain reclassifications have been made to financial information presented for prior years to conform to the current year’s presentation.
Forward Looking Statements
This report includes forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "expect," "intend," "plan," "believe," “do not believe,” “aim,” "project," "anticipate," “seek,” "will," “likely,” “assume,” “estimate,” "may," “continue,” “guidance,” “growth,” “objective,” “remain optimistic,” “improve,” “progress,” “path toward,” “outlook,” “trends,” “future,” “could,” “would,” “should,” “target,” “on track” and similar expressions of a future or forward-looking nature.
Such statements are subject to certain risks and uncertainties that could cause actual events or results to differ materially. For a more detailed discussion of such risks and uncertainties, see Item 1A, “Risk Factors” in Argo Group’s 2021 Form 10-K. The inclusion of a forward-looking statement herein should not be regarded as a representation by Argo Group that Argo Group's objectives will be achieved. Argo Group undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on any such statements.

Consolidated Results of Operations
For the three months ended March 31, 2022, we reported net loss attributable to common shareholders of $3.6 million ($0.11 per diluted common share). For the three months ended March 31, 2021, we reported a net income attributable to common shareholders of $27.2 million ($0.78 per diluted common share).
The following is a comparison of selected data from our operations, as well as book value per common share, for the relevant comparative periods:

	For the Three Months Ended March 31,
(in millions)	2022	2021
Gross written premiums	$720.6	$756.5
Earned premiums	$480.6	$466.1
Net investment income	37.7	44.4
Net realized investment and other gains (losses):
Net realized investment and other losses	(40.2)	(1.3)
Change in fair value recognized	6.7	15.5
Change in allowance for credit losses on fixed maturity securities	(1.0)	(1.1)
Total net realized investment and other gains (losses)	(34.5)	13.1
Total revenue	$483.8	$523.6
Income before income taxes	$12.0	$31.2
Income tax provision	13.0	1.4
Net income (loss)	$(1.0)	$29.8
Less: Dividends on preferred shares	2.6	2.6
Net income (loss) attributable to common shareholders	$(3.6)	$27.2
GAAP Ratios:
Loss ratio	59.0%	66.0%
Expense ratio	36.0%	37.8%
Combined ratio	95.0%	103.8%

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

	March 31, 2022	December 31, 2021	March 31, 2021
Book value per common share	$41.97	$45.62	$48.23

Impact of COVID-19
Beginning in March 2020 and continuing throughout 2021 and year to date 2022, the global COVID-19 pandemic, including the arrival of new strains of the virus, has resulted in significant disruptions in economic activity and financial markets. While the Company’s consolidated net investment income benefited from the gradual improvement of economic conditions as the impact of the pandemic lessened during 2021, COVID-19 has directly and indirectly adversely affected the Company and may continue to do so for an uncertain period of time. The Company did not incur any COVID-19 catastrophe losses during the three months ended March 31, 2022, as compared to $4.4 million for the three months ended March 31, 2021. Our liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the three months ended March 31, 2022 or 2021. Although vaccines are now available and are in the process of being widely distributed, the extent to which COVID-19 (including emerging new strains of the COVID-19 virus) will continue to impact our business will depend on future developments that cannot be predicted, and while we have recorded our best estimates of this impact as of and for the three months ended March 31, 2022, actual results in future periods could materially differ from those disclosed herein.
Non-GAAP Measures
In presenting our results in the following discussion and analysis of our results of operations, we have included certain non-generally accepted accounting principles ("non-GAAP") financial measures. We believe that these non-GAAP measures, specifically current accident year non-catastrophe losses, current accident year non-catastrophe loss ratio and current accident year non-catastrophe combined ratios, which may be defined differently by other companies, explain our results of operations in a manner that allows for an understanding of the underlying trends in our business. However, these measures should not be viewed as a substitute for those determined in accordance with U.S. generally accepted accounting principles ("GAAP"). Reconciliations of these financial measures to their most directly comparable GAAP measures are included in the tables below.

	For the Three Months Ended March 31,
	2022		2021
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$480.6		$466.1

Losses and loss adjustment expenses, as reported	$283.6	59.0%	$307.6	66.0%
Less:
Favorable (unfavorable) prior accident year loss development	(3.4)	(0.7)%	(1.0)	(0.2)%
Catastrophe losses, including COVID-19	(8.7)	(1.8)%	(47.5)	(10.2)%
Current accident year non-catastrophe losses (non-GAAP)	$271.5	56.5%	$259.1	55.6%
Expense ratio		36.0%		37.8%
Current accident year non-catastrophe combined ratio (non-GAAP)		92.5%		93.4%
Current accident year non-catastrophe losses, current accident year non-catastrophe loss ratio and current accident year non-catastrophe combined ratio are internal performance measures used by the Company to evaluate its underwriting activity by excluding catastrophe related charges and the impact of changes to prior year loss reserves. Management believes that these non-GAAP metrics measure performance in a way that is useful to investors as it removes the impact of volatile and unpredictable catastrophe losses and prior accident year reserve development.

Gross Written and Net Earned Premiums
Consolidated gross written and net earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended March 31,
	2022		2021
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$96.5	$69.9	$136.3	$84.6
Liability	320.0	206.0	324.0	196.1
Professional	149.4	116.3	165.1	104.9
Specialty	154.7	88.4	131.1	80.5
Total	$720.6	$480.6	$756.5	$466.1

Gross written premiums decreased $35.9 million, or 4.7%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The decrease in gross written premiums is primarily attributable to businesses we are exiting, including contract binding and excess and surplus (“E&S”) property businesses in the U.S. in addition to the exits of our London direct and facultative and North American binder business in our International Operations. Re-underwriting actions across our catastrophe exposed lines of business further contributed to this decrease. Both U.S. Operations and International Operations continued to see overall rate increases (mid single to low double digits) during 2021 and 2022.
Consolidated net earned premiums increased $14.5 million, or 3.1%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase is primarily driven by business units in our U.S. Operations for which the segment observed a net earned premiums increase of $22.0 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The main drivers of growth include Argo Pro, primarily driven by higher premium retention, and additional growth from surety, casualty, specialty programs and garage business units.
Our gross written and net earned premiums are further discussed by reporting segment and major lines of business below under the heading “Segment Results.”
Net Investment Income
Consolidated net investment income decreased $6.7 million, or 15.1%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The decrease in net investment income was driven by a decrease in income from our alternative investment portfolio which includes earnings from both private equity and hedge fund investments. Our alternative investment portfolio, which is reported on a one to three-month lag, produced net investment income for the three months ended March 31, 2022 of $13.6 million, compared to $20.7 million for the same period ended March 31, 2021, primarily from lower returns on hedge funds and private equity investments.
Net investment income from fixed maturity assets held directly and dividends from equity securities increased slightly to $24.1 million for the three months ended March 31, 2022, compared to $23.7 million for the same period ended 2021, primarily due to an increase in invested assets.

Net Realized Investment and Other Gains and Losses
Consolidated net realized investment and other gains and losses decreased $47.6 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Consolidated net realized investment and other losses of $34.5 million for the three months ended March 31, 2022 included a loss of $28.5 million relating to realizing historical foreign currency translation losses on the sale of our Brazilian operations, Argo Seguros Brasil S.A., which closed in February 2022. The foreign currency translation losses were previously recognized in accumulated other comprehensive income, resulting in no impact to total shareholders’ equity from this reclassification. In addition, net realized investment and other gains and losses includes a $6.7 million increase in the fair value of equity securities, $1.0 million increase in credit losses on fixed maturities and $11.7 million of net realized investment losses related to the sales of fixed maturity and equity securities.
Loss and Loss Adjustment Expenses
Consolidated losses and loss adjustment expenses decreased $24.0 million, or 7.8%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The consolidated loss ratio for the three months ended March 31, 2022 was 59.0%, 7.0 percentage points lower than 66.0% for the same period in 2021, driven by lower catastrophe losses including losses related to COVID-19 (8.4 percentage point decrease), partially offset by a higher current accident year non-catastrophe loss ratio (0.9 percentage point increase), and an increase in net unfavorable prior-year reserve development in 2022 as compared to 2021 (0.5 percentage points). Catastrophe losses for the three months ended March 31, 2022 of $8.7 million are primarily attributable to losses associated with the Ukraine-Russia conflict and weather related losses in the U.S.
The unfavorable prior-year reserve development was due to $5.0 million from our U.S. Operations and $1.4 million in Run-off lines partially offset by $3.0 million of favorable prior-year reserve development in International Operations. Our losses and loss adjustment expenses, including the prior-year loss reserve development shown in the following table, are further discussed by reporting segment under the heading “Segment Results” below. The following table summarizes the above referenced prior-year loss reserve development for the three months ended March 31, 2022 with respect to net loss reserves by line of business as of December 31, 2021.

(in millions)	Net Reserves 2021	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2021 Net Reserves
General liability	$1,834.1	$12.4	0.7%
Workers compensation	280.5	(2.2)	(0.8)%
Syndicate and U.S. special property	181.8	(8.5)	(4.7)%
Syndicate liability	121.4	—	—%
Reinsurance - nonproportional assumed property	111.1	—	—%
Commercial multi-peril	208.8	—	—%
Syndicate marine and energy	77.9	—	—%
Commercial auto liability	98.4	6.3	6.4%
Syndicate specialty	41.1	—	—%
Fidelity/Surety	25.0	(7.3)	(29.2)%
All other lines	143.1	2.7	1.9%
Total	$3,123.2	$3.4	0.1%
In determining appropriate reserve levels for the three months ended March 31, 2022, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for loss and loss adjustment expenses and record our best estimate. Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data. Pricing, reinsurance costs, legal environment, general economic conditions including changes in inflation and many other factors impact our ultimate loss estimates.

Consolidated gross reserves for losses and loss adjustment expenses were $5,648.1 million (including $114.3 million of reserves attributable to our Syndicate 1200 and 1910 trade capital providers) and $5,595.0 million (including $134.6 million of reserves attributable to our Syndicate 1200 and 1910 trade capital providers) as of March 31, 2022 and December 31, 2021, respectively. Our management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, it is possible that future loss development, favorable or unfavorable, may occur.
Underwriting, Acquisition and Insurance Expenses
Consolidated underwriting, acquisition and insurance expense decreased $3.5 million, or 2.0%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The consolidated expense ratio was 36.0% in the first quarter of 2022 compared to 37.8% for the three months ended March 31, 2021. The expense ratio improved by 2.2% in U.S. Operations and 3.3% in International Operations. The acquisition expense ratio was 17.2% and general and administrative expense ratio was 18.8% in the first quarter of 2022 as compared to 17.0% and 20.8%, respectively, for the three months ended March 31, 2021. The improvement in the general and administrative expense ratio reflects continued execution of our expense reduction initiatives, primarily driven by a $6.9 million decrease in general and administrative expenses in addition to growth in net earned premium for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Our underwriting, acquisition and insurance expenses are further discussed below by reporting segment under the heading “Segment Results.”
Non-Operating Expenses
Non-operating expenses increased $5.5 million, or 289.5%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The expenses incurred for the three months ended March 31, 2022 primarily relate to advisory fees, severance expenses and retention bonuses, and asset impairments.
These non-recurring costs are included in the line item Non-operating expenses in the Company’s Condensed Consolidated Statements of Income (Loss), and have been excluded from the calculation of our expense ratio.
Interest Expense
Consolidated interest expense increased $0.7 million, or 13.7%, to $5.8 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The year-over-year increase was primarily attributable to higher short-term rates in 2022.
Foreign Currency Exchange Gains/Losses
Consolidated foreign currency exchange losses increased $1.6 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The changes in the foreign currency exchange losses were due to fluctuations of the U.S. Dollar, on a weighted average basis, against the Canadian Dollar, Euro and the British Pound.
Income Tax Provision
The consolidated income tax provision represents the income tax expense or benefit associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the consolidated provision for income taxes represents taxes on net income for our Brazil, Ireland, Italy, Malta, Switzerland, United Kingdom, and U.S. operations. The consolidated provision for income taxes was $13.0 million for the three months ended March 31, 2022, compared to the consolidated income tax provision of $1.4 million for the same period ended 2021.
The consolidated effective tax rate was 109.7% for the three months ended March 31, 2022 compared to the consolidated effective tax rate of 4.3% for the same period ended 2021. The change in the effective tax rate for the three months ended March 31, 2022 was due to the jurisdictional mix of taxable income compared to the respective periods in 2021. The primary driver for the increased effective tax rate is the sale of our Brazil operations in February 2022 for which the realized foreign exchange loss was excluded from tax calculations, and the tax benefits related to the capital loss in Ireland were offset by a valuation allowance. Excluding the sale of Brazil and other non-recurring items, the effective tax rate for the period ending March 31, 2022 was more aligned with statutory tax rates.

Segment Results
We are primarily engaged in writing property and casualty insurance. We have two ongoing reporting segments: U.S. Operations and International Operations. Additionally, we have Run-off Lines for products that we no longer underwrite.
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
•Specialty includes niche insurance coverages such as marine and energy, accident and health and surety product offerings.
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
U.S. Operations
The following table summarizes the results of operations for U.S. Operations:

	For the Three Months Ended March 31,
(in millions)	2022	2021
Gross written premiums	$475.2	$489.4
Earned premiums	$336.4	$314.4
Losses and loss adjustment expenses	206.2	195.6
Underwriting, acquisition and insurance expenses	107.7	107.5
Underwriting income (loss)	22.5	11.3
Net investment income	25.6	28.8
Interest expense	(3.9)	(3.6)
Fee and other income (expense), net	—	0.1
Non-operating expenses	(0.3)	—
Income before income taxes	$43.9	$36.6
GAAP Ratios:
Loss ratio	61.3%	62.2%
Expense ratio	32.0%	34.2%
Combined ratio	93.3%	96.4%
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

	For the Three Months Ended March 31,
	2022		2021
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$336.4		$314.4

Losses and loss adjustment expenses, as reported	206.2	61.3%	195.6	62.2%
Less:
Favorable (unfavorable) prior accident year loss development	(5.0)	(1.5)%	0.4	0.1%
Catastrophe losses, including COVID-19	(4.0)	(1.2)%	(20.9)	(6.6)%
Current accident year non-catastrophe losses (non-GAAP)	$197.2	58.6%	$175.1	55.7%
Expense ratio		32.0%		34.2%
Current accident year non-catastrophe combined ratio (non-GAAP)		90.6%		89.9%
Gross Written and Earned Premiums
Gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended March 31,
	2022		2021
	Gross Written	Net Earned	Gross Written	Net Earned
Property	$44.4	$40.5	$56.9	$42.5
Liability	270.6	170.4	266.5	165.7
Professional	101.3	84.5	112.0	71.7
Specialty	58.9	41.0	54.0	34.5
Total	$475.2	$336.4	$489.4	$314.4
Property
Gross written premiums for property decreased $12.5 million, or 22.0%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due to the sale of our contract binding and excess and surplus (“E&S”) property business units. New business growth from the garage and inland marine business units partially offset this decrease. Net earned premium decreased for the three months ended March 31, 2022 compared to the same period in 2021 due to the sale of our contract binding and E&S property business.
Liability
Gross written premiums for liability increased $4.1 million, or 1.5%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was primarily driven from the business units that write general liability, environmental and workers compensation lines. This was partially offset by the sale of the Contract Binding P&C business unit. The increase in net earned premium for the three months ended March 31, 2022 compared to the same period in 2021 was also a result of the increased production in general liability, environmental and workers compensation lines partially offset reductions from the Contract Binding P&C business unit and the grocery and retail business unit which was put into run off in the fourth quarter of 2020.

Professional
Gross written premiums for professional decreased $10.7 million, or 9.6%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The decrease was driven by the ongoing remediation initiatives for certain errors and omission lines and by underwriting actions and structure changes for programs business. The increase in net earned premium for the three months ended March 31, 2022 compared to the same period in 2021 was driven by underlying growth across all products except for certain errors and omission lines which are undergoing remediation.
Specialty
Gross written premiums increased $4.9 million or 9.1%, for the three months ended March 31, 2022 as compared to the March 31, 2021 due to growth achieved primarily in surety.
Loss and Loss Adjustment Expenses
Loss and loss adjustment expenses were $206.2 million and $195.6 million for the three months ended March 31, 2022 and 2021, respectively. The loss ratios for the three months ended March 31, 2022 and 2021 were 61.3% and 62.2%, respectively. The lower loss ratio in the first three months of 2022 was driven by a decrease in catastrophe losses (5.4 percentage point decrease), offset by an increase in the current accident year non-catastrophe loss ratio of 2.9 percentage points and unfavorable prior-year reserve development in 2022 versus small favorable prior-year reserve development in 2021 (1.6 percentage point increase).
The current accident year non-catastrophe loss ratios for the three months ended March 31, 2022 and 2021 were 58.6% and 55.7%, respectively. The current accident year non-catastrophe loss ratio for the three months ended March 31, 2022 was impacted by increased inflation and higher claims frequency due to the recovering economy.
Net unfavorable prior-year reserve development for the three months ended March 31, 2022 was $5.0 million. The net unfavorable prior year reserve development for the three months ended March 31, 2022 primarily related to liability lines, including the impact of large losses, partially offset by favorable development in specialty lines. Net favorable prior-year reserve development for the three months ended March 31, 2021 was $0.4 million and primarily related to favorable development in specialty lines, partially offset by unfavorable development in professional, liability and property lines.
Catastrophe losses for the three months ended March 31, 2022 and 2021 were $4.0 million and $20.9 million, respectively. Catastrophe losses for the three months ended March 31, 2022 were driven by U.S. storms. Catastrophe losses for the three months ended March 31, 2021 were driven by Winter Storm Uri.
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses were $107.7 million for the three months ended March 31, 2022 as compared to $107.5 million for the three months ended March 31, 2021. The expense ratio decreased to 32.0% for the three months ended March 31, 2022 as compared to 34.2% for the same period 2021. The decrease was primarily concentrated by a reduction in our general and administrative expense ratio driven by cost savings, partially offset by an increase in our acquisition expense ratio.

International Operations
The following table summarizes the results of operations for International Operations:

	For the Three Months Ended March 31,
(in millions)	2022	2021
Gross written premiums	$245.4	$266.9
Earned premiums	$144.2	$151.5
Losses and loss adjustment expenses	76.0	110.6
Underwriting, acquisition and insurance expenses	54.9	62.7
Underwriting income (loss)	13.3	(21.8)
Net investment income	11.4	12.0
Interest expense	(1.7)	(1.4)
Fee and other (expense) income, net	0.8	(0.4)
Non-operating expenses	(1.1)	(0.2)
Income (loss) before income taxes	$22.7	$(11.8)
GAAP Ratios:
Loss ratio	52.7%	73.0%
Expense ratio	38.1%	41.4%
Combined ratio	90.8%	114.4%
The following table contains a reconciliation of certain non-GAAP financial measures, specifically the current accident year non-catastrophe losses, current accident year non-catastrophe loss ratio and current accident year non-catastrophe combined ratio, to their most directly comparable GAAP measures for our International Operations.

	For the Three Months Ended March 31,
	2022		2021
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$144.2		$151.5

Losses and loss adjustment expenses, as reported	76.0	52.7%	110.6	73.0%
Less:
Favorable prior accident year loss development	3.0	2.1%	—	—%
Catastrophe losses, including COVID-19	(4.7)	(3.3)%	(26.6)	(17.6)%
Current accident year non-catastrophe losses (non-GAAP)	$74.3	51.5%	$84.0	55.4%
Expense ratio		38.1%		41.4%
Current accident year non-catastrophe combined ratio (non-GAAP)		89.6%		96.8%

Gross Written and Earned Premiums
Gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended March 31,
	2022		2021
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$52.1	$29.4	$79.4	$42.1
Liability	49.4	35.6	57.3	30.2
Professional	48.1	31.8	53.1	33.2
Specialty	95.8	47.4	77.1	46.0
Total	$245.4	$144.2	$266.9	$151.5

Property
Gross written premiums for property decreased $27.3 million, or 34.4%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The decrease in gross written premiums was primarily due to the sale of Ariel Re and a reduction in business produced by our European operations where we have stopped writing business. Net earned premiums for property decreased $12.7 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 driven by the aforementioned reasons.

Liability
Gross written premiums for liability decreased $7.9 million, or 13.8%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The reduction in gross written premiums was primarily due to lower premiums from our European operations where we have stopped writing business. Net earned premiums increased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 driven by increased premium activity in Syndicate 1200 from the General Liability and Transactional Liability classes. This was partially offset by lower net earned premiums from our European operations.

Professional
Gross written premiums for professional lines decreased $5.0 million, or 9.4%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The decrease in gross written premiums was driven by lower premium from our Brazilian business which was sold during the quarter. This was partially offset by growth in Syndicate 1200 Professional Indemnity class. The decrease in net earned premiums for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was mainly due to a decline in earned premiums from our Brazilian business which was sold during the quarter.

Specialty
Gross written premiums increased $18.7 million, or 24.3%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily driven by growth in Syndicate 1200, arising from marine and energy and the political violence and war classes of business. The increase in net earned premiums for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was driven by Syndicate 1200 due to the aforementioned premium growth and decreased use of third-party capital at Lloyd’s.
Loss and Loss Adjustment Expenses
Loss and loss adjustment expenses were $76.0 million and $110.6 million for the three months ended March 31, 2022 and 2021, respectively. The loss ratio for the first quarter of 2022 was 52.7% compared to 73.0% for the first quarter of 2021. The decrease in the loss ratio was driven by a decrease in catastrophe losses (14.3 percentage point decrease), a decrease in the current accident year non-catastrophe loss ratio (3.9 percentage point decrease), and net favorable prior-year reserve development in 2022 versus no prior-year development in 2021 (2.1 percentage point decrease).

The current accident year non-catastrophe loss ratios for the three months ended March 31, 2022 and 2021 were 51.5% and 55.4%, respectively. The improvement in 2022 primarily related to the results of re-underwriting actions across multiple divisions in Syndicate 1200. The current accident year non-catastrophe loss ratio also benefited from rate increases earning through premiums. In addition, 2021 included a 2.3 percentage point impact from large losses.
Net favorable prior-year reserve development was $3.0 million for the first quarter of 2022, primarily related to favorable movements in catastrophe losses and Europe liability losses partially offset by unfavorable development in liability and professional losses in Argo Insurance Bermuda. There was no net prior-year reserve development for the first quarter of 2021 primarily due to favorable development in property lines offset by unfavorable development in professional lines driven by an individual large claim.
Catastrophe losses including from COVID-19, were $4.7 million and $26.6 million, for the three months ended March 31, 2022 and 2021, respectively. Catastrophe losses for the three months ended March 31, 2022 were due to the Ukraine-Russia conflict. Catastrophe losses for the three months ended March 31, 2021 included $22.2 million from Winter Storm Uri and $4.4 million associated with COVID-19, primarily resulting from contingency exposures.
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses were $54.9 million for the three months ended March 31, 2022 as compared to $62.7 million the three months ended March 31, 2021. The expense ratio decreased to 38.1% for the three months ended March 31, 2022 as compared to 41.4% for the same period 2021. The acquisition expenses decreased due to our mix of business and an increase in ceding commissions. In addition, our general and administrative expense ratio decreased as a result of cost savings.
Fee and Other Income/Expense
Fee and other income/expense represent amounts we receive, and costs we incur, in connection with the management of third-party capital for our underwriting Syndicates at Lloyd’s. Fee and other income was $0.8 million for the three months ended March 31, 2022 as compared to $0.4 million of expense for the same period in 2021.
Run-off Lines
The following table summarizes the results of operations for Run-off Lines:

	For the Three Months Ended March 31,
(in millions)	2022	2021
Earned premiums	$—	$0.2
Losses and loss adjustment expenses	1.4	1.4
Underwriting, acquisition and insurance expenses	0.1	0.3
Underwriting loss	(1.5)	(1.5)
Net investment income	0.7	0.8
Interest expense	(0.2)	(0.1)
Loss before income taxes	$(1.0)	$(0.8)

Run-off Lines include liabilities associated with other liability policies that were issued in the 1960s, 1970s and into the 1980s, as well as the former risk-management business and other business no longer underwritten. Through our subsidiary Argonaut Insurance Company (“Argonaut”), we are exposed to asbestos liability at the primary level through claims filed against our direct insureds, as well as through its position as a reinsurer of other primary carriers. Argonaut has direct liability arising primarily from policies issued from the 1960s to the early 1980s, which pre-dated policy contract wording that excluded asbestos exposure. The majority of the direct policies were issued on behalf of small contractors or construction companies. We believe that the frequency and severity of asbestos claims for such insureds is typically less than that experienced for large, industrial manufacturing and distribution concerns.
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
Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses for the three months ended March 31, 2022 and the three months ended March 31, 2021 were primarily the result of unfavorable loss reserve development in other run-off lines.
The following table represents a rollforward of total gross and net reserves for the asbestos and environmental exposures in our Run-off Lines, along with the ending balances of all other reserves within Run-off Lines. Amounts in the net column are reduced by reinsurance recoverables.

	For the Three Months Ended March 31,
	2022		2021
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$63.8	$54.5	$59.2	$50.6
Incurred losses	0.3	0.3	0.6	0.6
Losses paid	(2.3)	(1.7)	(3.1)	(2.7)
Loss reserves - asbestos and environmental, end of period	61.8	53.1	56.7	48.5
Risk-management reserves	160.8	98.1	160.7	93.9
Run-off reinsurance reserves	0.4	0.4	—	—
Other run-off lines	33.7	23.9	13.6	7.6
Total loss reserves - Run-off Lines	$256.7	$175.5	$231.0	$150.0
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the Run-off Lines consists primarily of administrative expenses. The decrease in insurance expenses for the three months ended March 31, 2022 as compared to the same period in 2021 was due to the Company’s expense reduction initiative.

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
Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the three months ended March 31, 2022 and 2021, cash used in operating activities was $27.9 million compared to cash provided by operating activities of $70.2 million, respectively. The increase in cash flows used in operating activities in 2022 compared to 2021 was attributable to various fluctuations within our operating activities, and primarily related to the timing of reinsurance payments and recoveries, claim payments and premium cash receipts in the respective periods.
For the three months ended March 31, 2022 net cash provided by investing activities was $50.0 million compared to net cash used in investing activities of $50.0 million for the same period in 2021. The increase in cash provided by investing was mainly the result of the increase in the proceeds from sale of fixed maturities and short-term investments, partially offset by a decrease in cash used to purchase fixed maturities and an increase in the proceeds from maturities of fixed maturities. Additionally, we received $22.7 million in net cash from the sale of Argo Seguros. As of March 31, 2022, $421.1 million of the investment portfolio were invested in short-term investments.
For the three months ended March 31, 2022 and 2021, net cash used in financing activities was $14.5 million and $13.1 million, respectively. During 2022 and 2021, we did not repurchase any common shares. We paid dividends to our common shareholders totaling $10.8 million during the three months ended March 31, 2022 and 2021, respectively. We paid cash dividends to our preferred shareholders totaling $2.6 million during the three months ended March 31, 2022 and 2021, respectively.
Revolving Credit Facility and Term Loan
On November 2, 2018, each of Argo Group, Argo Group US, Inc., Argo International Holdings Limited, and Argo Underwriting Agency Limited (the “Borrowers”) entered into a $325 million credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement includes a one time borrowing of $125 million for a term loan (the “Term Loan”), and a $200 million revolving credit facility. The Company used most of the net proceeds from the Preferred Stock Offering (as defined in Note 11, “Shareholders’ Equity” of Argo Group’s 2021 Form 10-K) to pay off the Term Loan in September 2020.
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
On March 2, 2022, the parties to the Credit Agreement entered into Amendment No. 1 to the Credit Agreement, which replaced LIBOR with the Euro Interbank Offered Rate (“EURIBOR”) and the Sterling Overnight Index Average (“SONIA”) as the interest rate benchmark for borrowings denominated in Euros and in Sterling, respectively. This amendment also sets forth provisions for fallback rates in the event that EURIBOR and SONIA are not available. The USD LIBOR benchmark interest rate was not replaced or affected by this amendment as USD LIBOR remains effective until June 2023.

Preferred Stock Dividends
On May 5, 2022, our Board of Directors declared a quarterly cash dividend in the amount of $437.50 per share on our Series A Preference Shares. Holders of Depositary Shares each representing a 1/1,000th interest in a share of Series A Preferred Stock will receive $0.43750 per Depositary Share. The dividend will be paid on June 15, 2022 to our shareholders of record on May 31, 2022.
Argo Group Common Shares and Dividends
On May 5, 2022, the Board declared a quarterly cash dividend in the amount of $0.31 on each share of common stock outstanding. The dividend will be paid on June 15, 2022 to our common shareholders of record on May 31, 2022.
On May 3, 2016, the Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous repurchase authorizations. As of December 31, 2021, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
Senior Notes
In September 2012, Argo Group International Holdings, Ltd. (the “Parent Guarantor”), through its subsidiary Argo Group U.S. (the “Subsidiary Issuer”), issued $143.8 million aggregate principal amount of the Subsidiary Issuer’s 6.5% Senior Notes due September 15, 2042 (the “Notes”). The Notes are unsecured and unsubordinated obligations of the Subsidiary Issuer and rank equally in right of payment with all of the Subsidiary Issuer’s other unsecured and unsubordinated debt. The Notes are guaranteed on a full and unconditional senior unsecured basis by the Parent Guarantor. The Notes may be redeemed, for cash, in whole or in part at the Subsidiary Issuer’s option, at any time and from time to time, prior to maturity at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date.
In accordance with Article 10 of SEC Regulation S-X, we have elected to present condensed consolidating financial information in lieu of separate financial statements for the Subsidiary Issuer. The following tables present condensed consolidating financial information as of and for the three months ended March 31, 2022, of the Parent Guarantor and the Subsidiary Issuer. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.

The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets and results of operations of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2022
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$36.0	$3,752.6	$1,282.9	$—	$5,071.5
Cash	2.4	40.6	111.0	—	154.0
Accrued investment income	—	18.1	4.0	—	22.1
Premiums receivable	—	262.9	386.4	—	649.3
Reinsurance recoverables	—	1,919.6	938.3	—	2,857.9
Goodwill	—	118.5	28.8	—	147.3
Intangible assets, net	—	—	17.3	—	17.3
Current income taxes receivable, net	—	(10.9)	10.9	—	—
Deferred tax assets, net	—	67.7	31.5	—	99.2
Deferred acquisition costs, net	—	101.2	73.4	—	174.6
Ceded unearned premiums	—	322.6	172.3	—	494.9
Operating lease right-of-use assets	5.1	54.1	1.6	—	60.8
Other assets	7.0	108.8	116.3	—	232.1
Intercompany notes receivable	—	61.2	(61.2)	—	—
Investments in subsidiaries	1,623.4	—	—	(1,623.4)	—
Total assets	$1,673.9	$6,817.0	$3,113.5	$(1,623.4)	$9,981.0
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$3,807.1	$1,841.0	$—	$5,648.1
Unearned premiums	—	931.2	454.8	—	1,386.0
Funds held	—	281.9	(216.1)	—	65.8
Ceded reinsurance payable, net	—	152.2	425.7	—	577.9
Debt	28.4	284.7	142.9	—	456.0
Accrued underwriting expenses and other liabilities	6.2	87.7	73.5	—	167.4
Operating lease liabilities	5.3	62.1	1.6	—	69.0
Due to (from) affiliates	23.2	(1.6)	1.6	(23.2)	—
Intercompany note payable	—	—	—	—	—
Total liabilities	63.1	5,605.3	2,725.0	(23.2)	8,370.2
Total shareholders' equity	1,610.8	1,211.7	388.5	(1,600.2)	1,610.8
Total liabilities and shareholders' equity	$1,673.9	$6,817.0	$3,113.5	$(1,623.4)	$9,981.0
(1)Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)Includes all Argo Group International Holdings, Ltd. parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$333.2	$147.4	$—	$480.6
Net investment income	—	33.6	4.1	—	37.7
Net realized investment (losses) gains	—	(0.7)	(33.8)	—	(34.5)
Total revenue	—	366.1	117.7	—	483.8
Expenses:
Losses and loss adjustment expenses	—	203.8	79.8	—	283.6
Underwriting, acquisition and insurance expenses	1.8	113.6	57.5	—	172.9
Non-operating expenses	0.3	6.0	1.1	—	7.4
Interest expense	0.3	3.9	1.6	—	5.8
Fee and other expense (income), net	—	0.1	(0.9)	—	(0.8)
Foreign currency exchange losses	—	—	2.9	—	2.9
Total expenses	2.4	327.4	142.0	—	471.8
(Loss) income before income taxes	(2.4)	38.7	(24.3)	—	12.0
Provision (benefit) for income taxes	—	8.5	4.5	—	13.0
Net (loss) income before equity in earnings of subsidiaries	(2.4)	30.2	(28.8)	—	(1.0)
Equity in undistributed earnings of subsidiaries	1.4	—	—	(1.4)	—
Net income (loss)	$(1.0)	$30.2	$(28.8)	$(1.4)	$(1.0)
Dividends on preferred shares	$2.6	$—	$—	$—	$2.6
Net income (loss) attributable to common shareholders	$(3.6)	$30.2	$(28.8)	$(1.4)	$(3.6)
(1)Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)Includes all Argo Group International Holdings, Ltd. parent company eliminations.
Recent Accounting Standards and Critical Accounting Estimates
New Accounting Standards
The discussion of the adoption and pending adoption of recently issued accounting policies is included in Note 2, “Recently Issued Accounting Pronouncements,” in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 - “Consolidated Financial Statements (unaudited).”
Critical Accounting Estimates
Refer to “Critical Accounting Estimates” in the Company’s 2021 Form 10-K for information on accounting policies that we consider critical in preparing our consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We believe that we are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk.
Interest Rate Risk
Our primary market risk exposure is the exposure of our fixed maturity investment portfolio to interest rate risk and the changes in interest rates. Fluctuations in interest rates have a direct impact on the fair value of these securities. As interest rates rise, the fair value of our fixed maturity portfolio falls and the converse is also true. We manage interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates. The model duration of the assets comprising our fixed maturity investment portfolio was 3.06 years and 2.81 years at March 31, 2022 and December 31, 2021, respectively.
Credit Risk
We have exposure to credit risk on losses recoverable from reinsurers and receivables from insureds. Our controls to mitigate this risk include limiting our exposure to any one counterparty, evaluating the financial strength of our reinsurers, generally requiring minimum credit ratings and in certain cases receiving collateral from our reinsurers and insureds.
We also have exposure to credit risk in our investment holdings. Our risk management strategy and investment policy attempts to mitigate this risk by primarily investing in debt instruments of high credit quality issuers, limiting credit concentration, monitoring the credit quality of issuers and counterparties and diversifying issuers. The weighted average rating of our fixed maturity investments was A+ with 90.3% and 89.4% rated investment grade or better (BBB- or higher) at March 31, 2022 and December 31, 2021, respectively.
We review our investments to identify and evaluate those that may have credit impairments on a quarterly basis, considering the historical performance of the security, available market information, and credit ratings, among other things. For fixed maturity securities, the review includes consideration of current ratings and actions of major rating agencies (Standard & Poor's, Moody's and Fitch). If a security has two ratings, the lower rating is used. If a security has three ratings, the middle rating is used. The following table reflects the credit quality of our fixed maturity portfolio at March 31, 2022:

Other Fixed Maturities	Book Value	Fair Value
AAA	$679.5	$660.7
AA	277.5	269.9
A	813.7	786.7
BBB	778.8	741.9
BB/B	194.9	189.2
CCC and Below	25.6	19.8
Unrated	116.3	115.7
Other Fixed Maturities	$2,886.3	$2,783.9

Structured Securities	Book Value	Fair Value
AAA	$1,047.6	$1,002.2
AA	105	100.6
A	124.4	121.2
BBB	58.9	56.9
BB/B	10.5	10.4
CCC and Below	0.4	0.5
Unrated	69.6	68.2
Structured Securities	$1,416.4	$1,360.0

Total Fixed Maturities	Book Value	Fair Value
AAA	$1,727.1	$1,662.9
AA	382.5	370.5
A	938.1	907.9
BBB	837.7	798.8
BB/B	205.4	199.6
CCC and Below	26	20.3
Unrated	185.9	183.9
Total Fixed Maturities	$4,302.7	$4,143.9
Our portfolio also includes alternative investments with a carrying value at March 31, 2022 and December 31, 2021 of $452.5 million and $387.2 million (8.9% and 7.3% of total invested assets), respectively. We may invest in both long and short equities, corporate debt securities, currencies, real estate, commodities and derivatives. We attempt to mitigate our risk by selecting managers with extensive experience, proven track records and robust controls and processes. We also attempt to mitigate our risk by diversifying through multiple managers and different types of assets and asset classes.
Equity Price Risk
We hold a diversified portfolio of equity securities with a fair value of $54.0 million and $56.3 million (1.1% and 1.1% of total invested assets) at March 31, 2022 and December 31, 2021, respectively. Our equity securities are exposed to equity price risk which is defined as the potential for loss in fair value due to a decline in equity prices. We believe the diversification of our equity securities among various industries, market segments and issuers, as well as the use of multiple outside investment managers, mitigates our exposure to equity price risk.

Foreign Currency Risk
We have exposure to foreign currency risk in our insurance contracts, invested assets and to a lesser extent, a portion of our debt. We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance contracts that are payable in currencies other than the U.S. Dollar with cash and investments that are denominated in such currencies. We also use foreign exchange forward contracts to attempt to mitigate this risk. We recognized gains in the investment portfolio of $1.6 million for the three months ended March 31, 2022 from movements in foreign currency rates. We recognized gains in the investment portfolio of $1.3 million for the three months ended March 31, 2021 from movements in foreign currency rates. We recognized losses of $6.4 million for the three months ended March 31, 2022 on our foreign currency forward contracts. We recognized losses of $3.3 million for the three months ended March 31, 2021 on our foreign currency forward contracts.
Item 4. Controls and Procedures

Argo Group, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), defines “disclosure controls and procedures” as controls and procedures “designed to ensure that information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.” Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2022, at the reasonable assurance level to ensure that information required to be disclosed by Argo Group in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in internal control over financial reporting made during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Throughout this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “Argo Group,” “we,” “us,” “our” or the “Company” mean Argo Group International Holdings, Ltd. and all of its subsidiaries, taken together as a whole.
Item 1. Legal Proceedings

Other
We and our subsidiaries are parties to legal actions from time to time, generally incidental to our and their business. While any litigation or arbitration proceedings include an element of uncertainty, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report, readers should carefully consider the factors discussed in “Part I, Item 1A—Risk Factors” of Argo Group’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2021 (collectively, “2021 Form 10-K”), and in the Company’s other filings with the SEC, which could materially affect the Company’s business, financial condition, cash flows or future results. There have been no material changes from the risk factors previously disclosed in in “Part I, Item 1A—Risk Factors” in the 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchase of Equity Securities
On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous repurchase authorizations.
From January 1, 2022 through March 31, 2022, we did not repurchase any of our common shares. Since the inception of the repurchase authorizations (including those purchased under the 2016 Repurchase Authorization) through March 31, 2022, we have repurchased 11,315,889 of our common shares at an average price of $40.22 for a total cost of $455.1 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of March 31, 2022, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under our various employee equity compensation plans. For the three months ended March 31, 2022, we received 30,176 common shares, with an average price paid per share of $41.52 that were surrendered by employees in payment for the minimum required withholding taxes. The following table provides information with respect to our common shares that were surrendered during the three months ended March 31, 2022. In the below table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

Period	Total Number of Shares Surrendered (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
January 1 through January 31, 2022	846	$57.67	—	$53,281,805
February 1 through February 28, 2022	175	$42.06	—	$53,281,805
March 1 through March 31, 2022	29,155	$41.05	—	$53,281,805
Total	30,176		—
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
2022 Annual General Meeting of Shareholders
On April 26, 2022, the Board of Directors approved the postponement of the 2022 annual general meeting of shareholders of the Company (the “2022 Annual General Meeting”) until the second half of 2022, as the Board of Directors believes it is in the best interests of all shareholders for the Company to conduct a strategic review process prior to holding the 2022 Annual General Meeting. As a result of such postponement, the Company anticipates that the 2022 Annual General Meeting will be held more than 30 days following the anniversary of the date of the Company’s 2021 annual general meeting of shareholders. The exact date, time and location of the 2022 Annual General Meeting will be set forth in the notice to shareholders in the Company’s proxy materials that will be filed in connection with the 2022 Annual General Meeting.
Pursuant to the Company’s Amended and Restated Bye-Laws, shareholder director nominations or other proposals for consideration at the 2022 Annual General Meeting that are not submitted for inclusion in the Company’s proxy materials pursuant to Rule 14a-8 under the Exchange Act must be submitted to the Company no later than 60 days prior to the date of the 2022 Annual General Meeting. If a shareholder wishes to submit a proposal for inclusion in the Company’s proxy statement for the 2022 Annual General Meeting pursuant to Rule 14a-8 under the Exchange Act, such proposal must be submitted a reasonable amount of time before the Company begins to print and send its proxy materials for the 2022 Annual General Meeting. The Company will announce the deadline for submitting shareholder proposals pursuant to Rule 14a-8 at a future time once a date for the 2022 Annual General Meeting has been set.

Extension of Scott Kirk’s Service Agreement
Pursuant to the Retention Letter and Extension of Service Agreement with Argo Management Services Limited and Mr. Scott Kirk dated May 5, 2022 (the “Retention and Service Letter”), the parties agreed to amend Mr. Kirk’s Service Agreement with Argo Management Services Limited, dated February 5, 2021 (“Service Agreement”), to extend the term of the Service Agreement until such time it is terminated by either party by providing the other with a one month’s prior written notice of such termination (unless terminated earlier in accordance with the remaining terms of the Service Agreement). All the other terms of the Service Agreement remain in full force and effect. The foregoing is subject to and qualified in its entirety by the terms and conditions of the Retention and Service Letter, a copy of which is attached hereto as Exhibit 10.2 and incorporated herein by reference.

Item 6. Exhibits
A list of exhibits required to be filed as part of this report is set forth in the below Exhibit Index.
EXHIBIT INDEX

Exhibit Number	Description
10.1	Argo Group International Holdings, Ltd. Executive Service Plan, effective January 1, 2021, amended and restated April 26, 2022†
10.2	Retention Letter and Extension of Service Agreement, dated May 5, 2022, by and between Scott Kirk and Argo Management Services Limited†
10.3	Form of U.S. Named Executive Officer Retention Award Agreement†
10.4	Argonaut Supplemental Executive Retirement Plan and subsequent amendments thereto dated each of September 2009, April 2010, and September 2010†
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Executive Officer
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

† A management contract or compensatory plan required to be filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

May 6, 2022	By	/s/ Thomas A. Bradley
Thomas A. Bradley
Interim Chief Executive Officer and Director

May 6, 2022	By	/s/ Scott Kirk
Scott Kirk
Chief Financial Officer