Form 10-Q
period 2022-06-30
Argo Group International Holdings, Ltd.
filed 2022-08-09
CIK 1091748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding (net of treasury shares) of each of the issuer’s classes of common shares as of August 5, 2022.

Title	Outstanding
Common Shares, par value $1.00 per share	35,020,237

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares and per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: 2022 - $4,156.5, 2021 - $4,203.2; allowance for expected credit losses: 2022 - $2.0, 2021 - $2.5)	$3,849.0	$4,223.3
Commercial mortgage loans (cost: 2022 - $157.5)	157.5	—
Equity securities, at fair value (cost: 2022 - $58.4; 2021 - $70.3)	48.1	56.3
Other investments (cost: 2022 - $394.0; 2021 - $387.0)	394.1	387.2
Short-term investments, at fair value (amortized cost: 2022 - $464.5; 2021 - $655.4)	465.0	655.8
Total investments	4,913.7	5,322.6
Cash	165.1	146.1
Accrued investment income	22.2	20.9
Premiums receivable	674.8	648.6
Reinsurance recoverables	2,887.3	2,966.4
Goodwill	147.3	147.3
Intangible assets, net of accumulated amortization	17.3	17.3
Current income taxes receivable, net	—	7.3
Deferred tax asset, net	126.4	73.6
Deferred acquisition costs, net	174.3	168.0
Ceded unearned premiums	480.5	506.7
Operating lease right-of-use assets	58.8	81.4
Other assets	208.4	211.6
Total assets	$9,876.1	$10,317.8
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$5,595.5	$5,595.0
Unearned premiums	1,384.4	1,466.8
Accrued underwriting expenses and other liabilities	152.4	166.6
Ceded reinsurance payable, net	525.0	724.4
Funds held	233.1	76.6
Senior unsecured fixed rate notes	140.4	140.3
Other indebtedness	54.4	57.0
Junior subordinated debentures	258.4	258.2
Current income taxes payable, net	4.8	—
Operating lease liabilities	67.0	97.7
Total liabilities	8,415.4	8,582.6
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred shares and additional paid-in capital - $1.00 par, 30,000,000 shares authorized; 6,000 shares issued at June 30, 2022 and December 31, 2021, respectively; liquidation preference $25,000	144.0	144.0
Common shares - $1.00 par, 500,000,000 shares authorized; 46,291,590 and 46,192,867 shares issued at June 30, 2022 and December 31, 2021, respectively	46.3	46.2
Additional paid-in capital	1,388.9	1,386.4
Treasury shares (11,315,889 shares at June 30, 2022 and December 31, 2021, respectively)	(455.1)	(455.1)
Retained earnings	592.6	636.4
Accumulated other comprehensive income (loss), net of taxes	(256.0)	(22.7)
Total shareholders' equity	1,460.7	1,735.2
Total liabilities and shareholders' equity	$9,876.1	$10,317.8
See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except number of shares and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Premiums and other revenue:
Earned premiums	$454.3	$470.3	$934.9	$936.4
Net investment income	29.3	52.7	67.0	97.1
Net investment and other gains (losses):
Net realized investment and other gains (losses)	(36.9)	4.0	(77.0)	2.7
Change in fair value recognized	(3.0)	20.3	3.7	35.8
Change in allowance for credit losses on fixed maturity securities	(0.5)	0.4	(1.6)	(0.7)
Total net investment and other gains (losses)	(40.4)	24.7	(74.9)	37.8
Total revenue	443.2	547.7	927.0	1,071.3
Expenses:
Losses and loss adjustment expenses	276.0	271.6	559.6	579.2
Underwriting, acquisition and insurance expenses	161.0	177.3	333.9	353.7
Non-operating expenses	15.6	10.8	23.0	12.7
Interest expense	6.1	5.7	11.9	10.8
Fee and other (income) expense, net	(1.1)	(0.8)	(1.9)	(0.7)
Foreign currency exchange (gains) losses	(10.3)	4.4	(7.4)	5.7
Total expenses	447.3	469.0	919.1	961.4
Income before income taxes	(4.1)	78.7	7.9	109.9
Income tax provision	12.1	8.9	25.1	10.3
Net income (loss)	$(16.2)	$69.8	$(17.2)	$99.6
Dividends on preferred shares	2.7	2.7	5.3	5.3
Net income (loss) attributable to common shareholders	$(18.9)	$67.1	$(22.5)	$94.3

Net income (loss) attributable to common shareholders per common share:
Basic	$(0.54)	$1.93	$(0.64)	$2.72
Diluted	$(0.54)	$1.92	$(0.64)	$2.70
Dividend declared per common share	$0.31	$0.31	$0.62	$0.62
Weighted average common shares:
Basic	34,964,773	34,820,649	34,928,555	34,766,948
Diluted	34,964,773	35,012,780	34,928,555	34,983,804

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(16.2)	$69.8	$(17.2)	$99.6
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	(4.5)	3.4	(0.4)	2.5
Reclassification adjustment for foreign currency translation included in net income	4.5	—	31.8	—
Defined benefit pension plans:
Net gain arising during the year	—	1.9	—	1.9
Unrealized losses on fixed maturity securities:
(Losses) gains arising during the year	(150.4)	33.3	(322.4)	(28.8)
Reclassification adjustment for losses (gains) included in net income	—	(15.2)	(5.4)	(19.2)
Other comprehensive (loss) income before tax	(150.4)	23.4	(296.4)	(43.6)
Income tax (benefit) provision related to other comprehensive income (loss):
Defined benefit pension plans:
Net gain arising during the year	—	0.4	—	0.4
Unrealized gains (losses) on fixed maturity securities:
(Losses) gains arising during the year	(29.3)	5.5	(62.1)	(6.3)
Reclassification adjustment for (gains) included in net income	—	(1.5)	(1.0)	(2.3)
Income tax (benefit) provision related to other comprehensive income (loss)	(29.3)	4.4	(63.1)	(8.2)
Other comprehensive (loss) income, net of tax	(121.1)	19.0	(233.3)	(35.4)
Comprehensive (loss) income	$(137.3)	$88.8	$(250.5)	$64.2

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except number of shares and per share amounts)
(Unaudited)

	Preferred Shares and Additional Paid-in Capital	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity
Balance, March 31, 2021	$144.0	$46.1	$1,381.3	$(455.1)	$700.5	$4.2	$1,821.0
Net income	—	—	—	—	69.8	—	69.8
Other comprehensive loss - Change in fair value of fixed maturities, net of taxes	—	—	—	—	—	14.1	14.1
Other comprehensive loss, net - Other	—	—	—	—	—	4.9	4.9
Activity under stock incentive plans	—	0.1	2.2	—	—	—	2.3
Retirement of common shares (tax payments on equity compensation)	—	—	(1.0)	—	—	—	(1.0)
Employee stock purchase plan	—	—	0.6	—	—	—	0.6
Dividends on preferred shares	—	—	—	—	(2.7)	—	(2.7)
Cash dividend declared - common shares ($0.31/share)	—	—	—	—	(11.1)	—	(11.1)
Balance, June 30, 2021	$144.0	$46.2	$1,383.1	$(455.1)	$756.5	$23.2	$1,897.9

Balance, March 31, 2022	$144.0	$46.3	$1,388.5	$(455.1)	$622.0	$(134.9)	$1,610.8
Net loss	—	—	—	—	(16.2)	—	(16.2)
Other comprehensive loss - Change in fair value of fixed maturities, net of taxes	—	—	—	—	—	(121.1)	(121.1)
Other comprehensive income, net - Other	—	—	—	—	—	—	—
Activity under stock incentive plans	—	—	0.2	—	—	—	0.2
Retirement of common shares (tax payments on equity compensation)	—	—	(0.3)	—	—	—	(0.3)
Employee stock purchase plan	—	—	0.5	—	—	—	0.5
Dividends on preferred shares	—	—	—	—	(2.7)	—	(2.7)
Cash dividend declared - common shares ($0.31/share)	—	—	—	—	(10.5)	—	(10.5)
Balance, June 30, 2022	$144.0	$46.3	$1,388.9	$(455.1)	$592.6	$(256.0)	$1,460.7

See accompanying notes.

	Preferred Shares and Additional Paid-in Capital	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity
Balance, December 31, 2020	$144.0	$46.0	$1,380.2	$(455.1)	$684.1	$58.6	$1,857.8
Net income	—	—	—	—	99.6	—	99.6
Other comprehensive income - Change in fair value of fixed maturities, net of taxes	—	—	—	—	—	(39.4)	(39.4)
Other comprehensive loss, net - Other	—	—	—	—	—	4.0	4.0
Activity under stock incentive plans	—	0.2	4.3	—	—	—	4.5
Retirement of common shares (tax payments on equity compensation)	—	—	(2.4)	—	—	—	(2.4)
Employee stock purchase plan	—	—	1.0	—	—	—	1.0
Dividends on preferred shares	—	—	—	—	(5.3)	—	(5.3)
Cash dividend declared - common shares ($0.62/share)	—	—	—	—	(21.9)	—	(21.9)
Balance, June 30, 2021	$144.0	$46.2	$1,383.1	$(455.1)	$756.5	$23.2	$1,897.9

Balance, December 31, 2021	$144.0	$46.2	$1,386.4	$(455.1)	$636.4	$(22.7)	$1,735.2
Net loss	—	—	—	—	(17.2)	—	(17.2)
Other comprehensive loss - change in fair value of fixed maturities, net of taxes	—	—	—	—	—	(264.7)	(264.7)
Other comprehensive income, net - other	—	—	—	—	—	31.4	31.4
Activity under stock incentive plans	—	0.1	2.9	—	—	—	3.0
Retirement of common shares (tax payments on equity compensation)	—	—	(1.3)	—	—	—	(1.3)
Employee stock purchase plan	—	—	0.9	—	—	—	0.9
Dividends on preferred shares	—	—	—	—	(5.3)	—	(5.3)
Cash dividend declared - common shares ($0.62/share)	—	—	—	—	(21.3)	—	(21.3)
Balance, June 30, 2022	$144.0	$46.3	$1,388.9	$(455.1)	$592.6	$(256.0)	$1,460.7

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows provided by (used in) operating activities:
Net income (loss)	$(17.2)	$99.6
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization and depreciation	11.0	14.8
Share-based payments expense	2.6	4.5
Deferred income tax benefit, net	8.8	(6.8)
Net investment and other (gains) losses	74.9	(37.8)
Undistributed earnings from alternative investment portfolio	(17.7)	(50.6)
Loss on disposals of long-lived assets, net	(0.6)	1.7
Foreign currency exchange (gains) losses	(7.4)	5.7
Change in:
Accrued investment income	(1.3)	1.1
Receivables	(160.5)	151.3
Deferred acquisition costs	(8.1)	(4.4)
Ceded unearned premiums	10.7	(15.0)
Reserves for losses and loss adjustment expenses	195.5	(170.9)
Unearned premiums	(23.5)	6.6
Ceded reinsurance payable and funds held	(30.8)	(22.5)
Income taxes	8.6	8.5
Accrued underwriting expenses and other liabilities	18.2	23.8
Other, net	(31.3)	(22.1)
Cash provided by (used in) operating activities	31.9	(12.5)
Cash flows provided by (used in) investing activities:
Sales of fixed maturity investments	576.4	616.4
Maturities and mandatory calls of fixed maturity investments	256.0	394.8
Sales of equity securities	12.9	33.5
Sales of other investments	32.4	62.3
Purchases of fixed maturity investments	(864.4)	(983.3)
Purchases of equity securities	(1.0)	(1.8)
Purchases of other investments	(23.5)	(31.5)
Change in foreign regulatory deposits and voluntary pools	1.5	35.9
Purchase of mortgage loans	(157.5)	—
Change in short-term investments	188.0	12.5
Settlements of foreign currency exchange forward contracts	(19.1)	(8.8)
Proceeds from business divestitures, net of cash transferred	13.1	—
Purchases of fixed assets, net	(0.4)	(13.3)
Other, net	—	(37.6)
Cash provided by investing activities	14.4	79.1
Cash flows provided by (used in) financing activities:
Activity under stock incentive plans	1.3	0.8
Payment of cash dividends to preferred shareholders	(5.3)	(5.3)
Payment of cash dividends to common shareholders	(21.3)	(21.9)
Cash used in financing activities	(25.3)	(26.4)
Effect of exchange rate changes on cash	(2.0)	1.7
Change in cash	19.0	41.9
Cash, beginning of year	146.1	148.8
Cash, end of period	$165.1	$190.7
 See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Business and Significant Accounting Policies
Business
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
The interim financial information as of, and for, the three and six months ended, June 30, 2022 and 2021 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain reclassifications have been made to financial information presented for prior years to conform to the current year’s presentation.
Sale of ArgoGlobal SE
On June 22, 2022, we completed the sale of our Malta operations, ArgoGlobal Holdings (Malta) Ltd. and subsidiaries (“AGSE”) to RiverStone Holdings Limited (part of the RiverStone International Group) for €4.9 million (approximately $5.2 million), subject to the terms and conditions set forth in the purchase agreement. AGSE is one of the business units within our International Operations reporting segment. As a result, we realized a loss on the sale of AGSE of $21.3 million, which is included as a component of Net realized investment and other gains (losses) in our Condensed Consolidated Statements of Income (Loss). This amount includes $4.5 million of losses from the realization of historical foreign currency translation, which was previously a component of accumulated other comprehensive income.
Loss Portfolio Transfer
In April 2022, Argo Managing Agency Limited, for and on behalf of Lloyd’s Syndicate 1200, reached an agreement to enter into a loss portfolio transfer of the 2018 and 2019 years of account to Riverstone Managing Agency Limited, for and on behalf of Lloyd's Syndicate 3500, retrospectively from January 1, 2022.
Sale of Argo Seguros Brasil S.A.
On February 15, 2022, we completed the sale of our Brazilian operations, Argo Seguros Brasil S.A. (“Argo Seguros”), to Spice Private Equity Ltd., an investment company focused on global private equity investments, for a purchase price of 160 million Brazilian Reais (approximately $30.5 million), subject to the terms and conditions set forth in the purchase agreement. Argo Seguros is one of the business units within our International Operations reporting segment. As a result, in the first quarter of 2022, we realized a loss on the sale of Argo Seguros of $28.5 million, which is included as a component of Net realized investment and other gains (losses) in our Condensed Consolidated Statements of Income (Loss). This amount includes $27.3 million of losses from the realization of historical foreign currency translation, which was previously a component of accumulated other comprehensive income We previously recognized a $6.3 million loss during 2021 as we adjusted the carrying value of Argo Seguros to its fair value.

Basis of Presentation and Use of Estimates
Commercial Mortgage Loans
Commercial mortgages are carried at unpaid principal balances less allowance for credit losses and plus or minus adjustments for the accretion or amortization of discount or premium. Interest income on such loans is accrued as earned.
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

3.    Investments
Included in Total investments in our Consolidated Balance Sheets at June 30, 2022 and December 31, 2021 is $63.0 million and $89.6 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party participants that provide underwriting capital to the operations of Syndicates 1200 and 1910.
Fixed Maturities
The amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses, and fair value of fixed maturity investments were as follows:

June 30, 2022
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturities
U.S. Governments	$511.5	$—	$23.2	$—	$488.3
Foreign Governments	209.2	0.4	15.2	0.5	193.9
Obligations of states and political subdivisions	178.6	1.3	7.8	0.4	171.7
Corporate bonds	1,894.3	2.6	152.6	1.0	1,743.3
Commercial mortgage-backed securities	407.7	—	40.6	—	367.1
Residential mortgage-backed securities	442.4	0.6	43.6	—	399.4
Asset-backed securities	202.7	—	10.6	0.1	192.0
Collateralized loan obligations	310.1	0.1	16.9	—	293.3
Total fixed maturities	$4,156.5	$5.0	$310.5	$2.0	$3,849.0

December 31, 2021
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturities
U.S. Governments	$422.7	$5.5	$3.2	$—	$425.0
Foreign Governments	234.7	2.2	3.9	0.2	232.8
Obligations of states and political subdivisions	166.7	5.8	1.2	—	171.3
Corporate bonds	1,972.3	33.5	20.3	2.2	1,983.3
Commercial mortgage-backed securities	416.7	6.3	4.3	—	418.7
Residential mortgage-backed securities	480.7	7.5	5.7	—	482.5
Asset-backed securities	173.0	1.3	0.6	0.1	173.6
Collateralized loan obligations	336.4	1.3	1.6	—	336.1
Total fixed maturities	$4,203.2	$63.4	$40.8	$2.5	$4,223.3

Contractual Maturity
The amortized cost and fair values of fixed maturity investments as of June 30, 2022, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$166.4	$166.0
Due after one year through five years	1,861.8	1,762.9
Due after five years through ten years	688.9	603.1
Due after ten years	76.5	65.2
Structured securities	1,362.9	1,251.8
Total	$4,156.5	$3,849.0
The actual maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.
Other Investments
Details regarding the carrying value and unfunded investment commitments of other investments as of June 30, 2022 and December 31, 2021 were as follows:

June 30, 2022
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$55.3	$—
Private equity	260.7	116.8
Overseas deposits	73.4	—
Other	4.7	—
Total other investments	$394.1	$116.8

December 31, 2021
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$58.6	$—
Private equity	248.9	64.2
Overseas deposits	74.9	—
Other	4.8	—
Total other investments	$387.2	$64.2
The following describes each investment type:
•Hedge funds: Hedge funds, carried at net asset value (“NAV”) as a practical expedient of fair value, include funds that primarily buy and sell stocks, including short sales, multi-strategy credit, relative value credit and distressed credit.
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
•Other: Other includes participation in investment pools.

Unrealized Losses
An aging of unrealized losses on our investments in fixed maturities is presented below:

June 30, 2022	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$429.0	$18.3	$48.7	$4.9	$477.7	$23.2
Foreign Governments	165.2	14.1	27.4	1.1	192.6	15.2
Obligations of states and political subdivisions	109.7	7.5	3.2	0.3	112.9	7.8
Corporate bonds	1,443.7	116.4	216.9	36.2	1,660.6	152.6
Commercial mortgage-backed securities	327.8	32.5	39.3	8.1	367.1	40.6
Residential mortgage-backed securities	260.2	24.6	109.3	19.0	369.5	43.6
Asset-backed securities	167.9	9.9	6.8	0.7	174.7	10.6
Collateralized loan obligations	279.9	16.5	10.8	0.4	290.7	16.9
Total fixed maturities	$3,183.4	$239.8	$462.4	$70.7	$3,645.8	$310.5

December 31, 2021	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$193.4	$2.6	$14.6	$0.6	$208.0	$3.2
Foreign Governments	152.4	3.3	2.6	0.6	155.0	3.9
Obligations of states and political subdivisions	46.0	0.8	0.1	0.4	46.1	1.2
Corporate bonds	854.3	18.3	41.7	2.0	896.0	20.3
Commercial mortgage-backed securities	198.8	4.1	6.5	0.2	205.3	4.3
Residential mortgage-backed securities	284.2	5.6	4.0	0.1	288.2	5.7
Asset-backed securities	62.6	0.6	—	—	62.6	0.6
Collateralized loan obligations	176.1	1.6	0.5	—	176.6	1.6
Total fixed maturities	$1,967.8	$36.9	$70.0	$3.9	$2,037.8	$40.8
We hold a total of 5,118 fixed maturity securities, of which 1,247 were in an unrealized loss position for less than one year and 224 were in an unrealized loss position for a period one year or greater as of June 30, 2022.
Allowance for Credit Losses
For fixed maturities with a decline in the fair value between the amortized cost due to credit-related factors, an allowance is established for the difference between the estimated recoverable value and amortized cost with a corresponding charge to Net investment and other gains (losses) in the Condensed Consolidated Statements of Income (Loss). The allowance is limited to the difference between amortized cost and fair value. The estimated recoverable value is the present value of cash flows expected to be collected, as determined by management. The difference between fair value and amortized cost that is not associated with credit-related factors is recognized in the Condensed Consolidated Statements of Comprehensive Income (Loss). Accrued interest is excluded from the measurement of the allowance for credit losses.
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

In cooperation with our investment managers, we evaluate for credit losses each quarter utilizing a bottom up review approach. At the security level, a determination is made as to whether a decline in fair value below the amortized cost basis is due to credit-related or noncredit-related factors. If we determine that all or a portion of a fixed maturity is uncollectible, the uncollectible amortized cost is written off with a corresponding reduction to the allowance for credit losses. If we collect cash flows that were previously written off, the recovery is recognized in realized investment gains. We also consider whether we intend to sell an available-for-sale security or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost. In these instances, a decline in fair value is recognized in Net investment and other gains (losses) in the Condensed Consolidated Statements of Income (Loss) based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security.

The following table presents a roll-forward of the changes in allowance for credit losses on available-for-sale fixed maturities by industry category for the three and six months ending June 30, 2022 and 2021, respectively:

(in millions)	Foreign Governments	Obligations of states and political subdivisions	Corporate bonds	Asset backed securities	Total
Beginning balance, March 31, 2022	$0.3	$0.4	$2.1	$0.1	$2.9
Securities for which allowance was not previously recorded	0.1	—	0.1	—	0.2
Securities sold during the period	—	—	—	—	—
Reductions for credit impairments	—	—	(1.4)	—	(1.4)
Additional net increases (decreases) in existing allowance	0.1	—	0.2	—	0.3
Ending balance, June 30, 2022	$0.5	$0.4	$1.0	$0.1	$2.0

(in millions)	Foreign Governments	Obligations of states and political subdivisions	Corporate bonds	Asset backed securities	Total
Beginning balance, March 31, 2021	$0.1	$—	$7.1	$—	$7.2
Securities for which allowance was not previously recorded	—	—	(0.1)	—	(0.1)
Securities sold during the period	—	—	(0.5)	—	(0.5)
Additional net increases (decreases) in existing allowance	0.1	—	(0.3)	—	(0.2)
Ending balance, June 30, 2021	$0.2	$—	$6.2	$—	$6.4

(in millions)	Foreign Governments	Obligations of states and political subdivisions	Corporate bonds	Asset backed securities	Total
Beginning balance, January 1, 2022	$0.2	$—	$2.2	$0.1	$2.5
Securities for which allowance was not previously recorded	0.2	—	0.5	—	0.7
Securities sold during the period	—	—	(0.6)	—	(0.6)
Reductions for credit impairments	—	—	(1.4)	—	(1.4)
Additional net increases (decreases) in existing allowance	0.1	0.4	0.3	—	0.8
Ending balance, June 30, 2022	$0.5	$0.4	$1.0	$0.1	$2.0

(in millions)	Foreign Governments	Obligations of states and political subdivisions	Corporate bonds	Asset backed securities	Total
Beginning balance, January 1, 2021	$0.2	$0.1	$6.1	$0.2	$6.6
Securities for which allowance was not previously recorded	—	—	2.0	—	2.0
Securities sold during the period	—	—	(0.9)	—	(0.9)
Additional net increases (decreases) in existing allowance	—	(0.1)	(1.0)	(0.2)	(1.3)
Ending balance, June 30, 2021	$0.2	$—	$6.2	$—	$6.4
Total credit impairment (gains) losses, net of allowance for credit losses, included in Net investment and other gains (losses) in the Condensed Consolidated Statements of Income (Loss) was $1.9 million for the three and six months ended June 30, 2022. Total credit impairment (gains) losses, net of allowance for credit losses, included in Net investment and other gains (losses) in the Condensed Consolidated Statements of Income (Loss) was $(0.4) million and $0.7 million for the three and six months ended June 30, 2021, respectively.
For commercial mortgage loans an allowance for credit losses is established at the time of origination or purchase, as necessary, and is updated each reporting period. Changes in the allowance for credit losses are recorded in Net investment and other gains (losses). This allowance reflects the risk of loss, even when that risk is remote, that is expected over the remaining contractual life of the loan. The allowance for credit losses considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions.

Commercial Mortgage Loans
Commercial mortgage loan investments are composed of participation interests in a portfolio of commercial mortgage loans. Loan collateral is diversified with regard to property type and geography. The following table presents loans by property type:

	June 30, 2022
(in millions)	Principal Balance	Composition	Loan Count
Apartments	85.2	54.1%	16
Hotel	25.0	15.9%	4
Industrial	25.8	16.3%	4
Retail	21.5	13.7%	4
Total	157.5	100.0%	28

The following table presents our loans by Debt Service Covenant Ratio (“DSCR”):

	June 30, 2022
(in millions)	Principal Balance	Loan Count
1.00 to 1.50	64.8	12
Greater than 1.5 to 2.0	14.4	2
Greater than 2.0 to 3.0	41.2	8
Greater than 3.0 to 4.0	25.8	4
Greater than 4.0	11.3	2
Total	157.5	28

The following table presents loans by Loan To Value (“LTV”):

	June 30, 2022
(in millions)	Principal Balance	Loan Count
Equal to or less than 50.0%	26.3	4
Greater than 50.0% to 55.0%	0.0	0
Greater than 55.0% to 60.0%	48.5	10
Greater than 60.0% to 70.0%	82.7	14
Greater than 70.0%	0.0	0
Total	157.5	28

The following table presents loans by maturity:

	June 30, 2022
(in millions)	Principal Balance	Loan Count
One Year or Less	0.0	0
Greater than One Year and Less than Three	45.6	8
Greater than Three Years and Less than Five Years	42.8	8
Greater than Five Years and Less than Seven Years	20.4	4
Greater than Seven Years and Less than Ten Years	48.7	8
Greater than Ten Years	0.0	0
Total	157.5	28
Investment Gains and Losses
The following table presents our gross realized investment gains and losses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Realized gains on fixed maturities and other:
Fixed maturities	$4.7	$17.5	$15.9	$23.0
Other investments, including short-terms	10.4	9.1	12.0	11.3
	15.1	26.6	27.9	34.3

Realized losses on fixed maturities and other:
Fixed maturities	(4.8)	(3.0)	(21.4)	(4.5)
Other investments, including short-terms	(21.3)	(8.8)	(28.1)	(14.5)
	(26.1)	(11.8)	(49.5)	(19.0)

Net (losses) recognized on fixed maturities and other:
Credit gains (losses) on fixed maturities	(2.3)	0.4	(3.4)	(0.7)
Other(1)	(25.2)	(11.5)	(53.7)	(11.5)
	(27.5)	(11.1)	(57.1)	(12.2)
Equity securities:
Net realized gains (losses) on equity securities	1.1	0.7	0.1	(1.1)
Change in unrealized gains (losses) on equity securities held at the end of the period	(3.0)	20.3	3.7	35.8
Net gains (losses) on equity securities	(1.9)	21.0	3.8	34.7
Net investment and other gains (losses) before income taxes	(40.4)	24.7	(74.9)	37.8
Income tax (benefit) provision	(1.1)	5.2	(1.8)	7.9
Net investment and other gains (losses), net of income taxes	$(39.3)	$19.5	$(73.1)	$29.9
(1)Refer to the sale of AGSE and Argo Seguros in Note 1, “Business and Significant Accounting Policies” for additional information.
The cost of securities sold is based on the specific identification method.

Changes in unrealized gains (losses) related to investments are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Change in unrealized gains (losses)
Fixed maturities	$(151.2)	$18.0	$(328.7)	$(47.7)
Other and short-term investments	0.8	0.1	0.9	(0.3)
Net unrealized investment gains (losses) before income taxes	(150.4)	18.1	(327.8)	(48.0)
Income tax provision (benefit)	(29.3)	4.0	(63.1)	(8.6)
Net unrealized investment gains (losses), net of income taxes	$(121.1)	$14.1	$(264.7)	$(39.4)
Foreign Currency Exchange Forward Contracts
We enter into foreign currency exchange forward contracts to manage operational currency exposure from our non-USD insurance operations, and gain exposure to a total return strategy which invests in multiple currencies. The currency forward contracts are carried at fair value in our Condensed Consolidated Balance Sheets in Other liabilities and Other assets at June 30, 2022 and December 31, 2021, respectively. The net realized gains and (losses) are included in Net realized investment and other gains (losses) in our Condensed Consolidated Statements of Income (Loss).
The fair value of our foreign currency exchange forward contracts as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022		December 31, 2021
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Operational currency exposure	$286.1	$(3.5)	$276.3	$(0.3)
Asset manager investment exposure	43.3	0.7	35.5	(0.3)
Total	$329.4	$(2.8)	$311.8	$(0.6)

The following table represents our gross realized investment gains and losses on our foreign currency exchange forward contracts:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Realized gains
Operational currency exposure	$5.4	$3.2	$7.8	$7.1
Asset manager investment exposure	3.1	0.9	4.2	1.8
Total return strategy	—	—	—	6.1
Gross realized investment gains	8.5	4.1	12.0	15.0
Realized losses
Operational currency exposure	(16.6)	(3.5)	(25.5)	(12.7)
Asset manager investment exposure	(1.0)	(0.8)	(1.0)	(0.8)
Total return strategy	—	—	—	(5.1)
Gross realized investment losses	(17.6)	(4.3)	(26.5)	(18.6)
Net realized investment (losses) gains on foreign currency exchange forward contracts	$(9.1)	$(0.2)	$(14.5)	$(3.6)
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

(in millions)	June 30, 2022	December 31, 2021
Securities on deposit for regulatory and other purposes	$168.4	$195.6
Securities pledged as collateral for letters of credit and other	184.2	193.9
Securities on deposit supporting Lloyd’s business (1)	261.6	296.8
Total restricted investments	$614.2	$686.3
(1) Argo Group is required to maintain Funds at Lloyd’s (“FAL”) to support its business for Syndicate 1200 and Syndicate 1910. At June 30, 2022 the amount of securities pledged for FAL was $261.6 million, of which $136.9 million was provided by Argo Re, Ltd.
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

To validate the fair value of investments in the Company’s financial statements, we receive prices from multiple sources including third-party pricing services and our outside investment managers. Through a comparative analysis, the Company validates the reasonableness of its valuations. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of June 30, 2022 and December 31, 2021. A description of the valuation techniques we use to measure assets at fair value is as follows:
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

Based on an analysis of the inputs, our financial assets and liabilities measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	June 30, 2022	Level 1 (1)	Level 2 (2)	Level 3 (3)
Fixed maturities
U.S. Governments	$488.3	$481.2	$7.1	$—
Foreign Governments	193.9	—	193.9	—
Obligations of states and political subdivisions	171.7	—	171.7	—
Corporate bonds	1,743.3	—	1,728.1	15.2
Commercial mortgage-backed securities	367.1	—	367.1	—
Residential mortgage-backed securities	399.4	—	399.4	—
Asset-backed securities	192.0	—	171.6	20.4
Collateralized loan obligations	293.3	—	293.3	—
Total fixed maturities	3,849.0	481.2	3,332.2	35.6
Equity securities	48.1	32.4	—	15.7
Other investments	73.7	—	73.7	—
Short-term investments	465.0	464.5	0.5	—
Total assets	$4,435.8	$978.1	$3,406.4	$51.3

Derivatives	$2.8	$—	$2.8	$—
Total liabilities	$2.8	$—	$2.8	$—
(1) Quoted prices in active markets for identical assets
(2) Significant other observable inputs
(3) Significant unobservable inputs

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2021	Level 1 (1)	Level 2 (2)	Level 3 (3)
Fixed maturities
U.S. Governments	$425.0	$417.4	$7.6	$—
Foreign Governments	232.8	—	232.8	—
Obligations of states and political subdivisions	171.3	—	171.3	—
Corporate bonds	1,983.3	—	1,980.5	2.8
Commercial mortgage-backed securities	418.7	—	418.7	—
Residential mortgage-backed securities	482.5	—	482.5	—
Asset-backed securities	173.6	—	173.6	—
Collateralized loan obligations	336.1	—	336.1	—
Total fixed maturities	4,223.3	417.4	3,803.1	2.8
Equity securities	56.3	41.6	—	14.7
Other investments	75.4	—	75.4	—
Short-term investments	655.8	653.9	1.9	—
Total assets	$5,010.8	$1,112.9	$3,880.4	$17.5

Derivatives	$0.6	$—	$0.6	$—
Total liabilities	$0.6	$—	$0.6	$—
(1) Quoted prices in active markets for identical assets
(2) Significant other observable inputs
(3) Significant unobservable inputs

The fair value measurements in the tables above do not equal Total investments on our Consolidated Balance Sheets as they exclude certain other investments that are accounted for under the equity-method of accounting as well as hedge funds which are carried at NAV as a practical expedient.
A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:
Fair Value Measurements Using Unobservable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2022	$2.8	$14.7	$17.5
Transfers into Level 3	35.4	—	35.4
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income	(0.4)	(0.1)	(0.5)
Included in other comprehensive income	(1.8)	—	(1.8)
Purchases, issuances, sales, and settlements:
Purchases	1.4	1.1	2.5
Issuances	—	—	—
Sales	(1.8)	—	(1.8)
Settlements	—	—	—
Ending balance, June 30, 2022	$35.6	$15.7	$51.3
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2022	$—	$—	$—

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2021	$7.0	$17.5	$24.5
Transfers into Level 3	—	2.4	2.4
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income	—	4.2	4.2
Included in other comprehensive loss	(0.8)	—	(0.8)
Purchases, issuances, sales, and settlements:
Purchases	0.1	1.2	1.3
Issuances	—	—	—
Sales	(3.5)	(10.6)	(14.1)
Settlements	—	—	—
Ending balance, December 31, 2021	$2.8	$14.7	$17.5
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2020	$—	$—	$—
At June 30, 2022 and December 31, 2021, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.

4.    Allowance for Credit Losses
Premiums receivable
The following table represents the balances of premiums receivable, net of allowance for expected credit losses, at June 30, 2022 and January 1, 2022, and the changes in the allowance for expected credit losses for the six months ended June 30, 2022.

(in millions)	Premiums Receivable, Net of Allowance for Estimated Uncollectible Premiums	Allowance for Estimated Uncollectible Premiums
Balance, January 1, 2022	$648.6	$5.7
Current period change for estimated uncollectible premiums		0.2
Write-offs of uncollectible premiums receivable (1)		(2.1)
Balance, June 30, 2022	$674.8	$3.8
(1)Includes allowance transferred as a result of divestitures in the amount of $1.5 million.
Reinsurance Recoverables
The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, at June 30, 2022 and January 1, 2022, and changes in the allowance for estimated uncollectible reinsurance for the six months ended June 30, 2022.

(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance
Balance, January 1, 2022	$2,966.4	$3.8
Current period change for estimated uncollectible reinsurance		0.7
Write-offs of uncollectible reinsurance recoverables		—
Balance, June 30, 2022	$2,887.3	$4.5
We primarily utilize A.M. Best credit ratings when determining the allowance, and adjust as needed based on our historical experience with the reinsurers. A portion of our reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.

5.    Reserves for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Six Months Ended June 30,
(in millions)	2022	2021
Net reserves beginning of the year	$3,123.2	$2,906.1
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	539.9	579.4
Prior accident years	19.7	(0.2)
Losses and LAE incurred during calendar year, net of reinsurance	559.6	579.2
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	52.2	59.7
Prior accident years	454.7	376.0
Losses and LAE payments made during current calendar year, net of reinsurance:	506.9	435.7

Divestitures (1)	(35.2)	—
Net reserves ceded:
Loss portfolio transfer (for years of account 2019 and 2018) (2)	(181.2)	—
Reinsurance to close transaction (for years of account 2017 and prior) (3)	—	(207.8)
Change in participation interest (4)	28.6	12.8
Foreign exchange adjustments	1.2	6.1
Net reserves - end of period	2,989.3	2,860.7
Add:
Reinsurance recoverables on unpaid losses and LAE, end of period	2,606.2	2,377.9
Gross reserves - end of period	$5,595.5	$5,238.6
(1)Refer to the sale of Argo Seguros and AGSE in Note 1, “Business and Significant Accounting Policies” for additional information.
(2)Loss portfolio transfer on Syndicate 1200's reserves for the 2018 and 2019 years of account. Refer to Note 1, “Business and Significant Accounting Policies” for additional information.
(3)Amount represents reserves ceded under the reinsurance to close transaction with RiverStone for Lloyd’s years of account 2017 and prior, effective January 1, 2021.
(4)Amount represents the change in reserves due to changing our participation in Syndicates 1200 and 1910.
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
The impact from the (favorable) unfavorable development of prior accident years’ loss and LAE reserves on each reporting segment is presented below:

	For the Six Months Ended June 30,
(in millions)	2022	2021
U.S. Operations	$11.7	$(0.9)
International Operations	5.2	(1.9)
Run-off Lines	2.8	2.6
Total (favorable) unfavorable prior-year development	$19.7	$(0.2)

The following describes the primary factors behind each segment’s prior accident year reserve development for the six months ended June 30, 2022 and 2021:
Six months ended June 30, 2022:
•U.S. Operations: Unfavorable development primarily related to liability, including the impact of large losses, and professional lines, partially offset by favorable development in property and specialty lines.
•International Operations: Unfavorable development primarily related professional and liability losses in our Bermuda insurance operations partially offset by favorable development from Syndicate 1200 property and liability lines.
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
Debt. At June 30, 2022 and December 31, 2021, the fair value of our debt instruments is determined using both Level 1 and Level 2 inputs, as previously defined in Note 3, “Investments.”
We receive fair value prices from third-party pricing services for our financial instruments as well as for similar financial instruments. These prices are determined using observable market information such as publicly traded quoted prices, and trading prices for similar financial instruments actively being traded in the current market. We have reviewed the processes used by the third-party providers for pricing the instruments and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of June 30, 2022 and December 31, 2021. A description of the valuation techniques we use to measure these liabilities at fair value is as follows:
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

A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	June 30, 2022		December 31, 2021
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures:
Trust preferred debentures	$172.7	$169.4	$172.7	$172.9
Subordinated debentures	85.7	90.0	85.5	91.9
Total junior subordinated debentures	258.4	259.4	258.2	264.8
Senior unsecured fixed rate notes	140.4	128.2	140.3	148.4
Floating rate loan stock	54.4	53.4	57.0	57.1
	$453.2	$441.0	$455.5	$470.3
Based on an analysis of the inputs, our financial instruments measured at fair value for disclosure purposes have been categorized as follows:

	Fair Value Measurements at Reporting Date Using
(in millions)	June 30, 2022	Level 1 (1)	Level 2 (2)	Level 3 (3)
Junior subordinated debentures:
Trust preferred debentures	$169.4	$—	$169.4	$—
Subordinated debentures	90.0	—	90.0	—
Total junior subordinated debentures	259.4	—	259.4	—
Senior unsecured fixed rate notes	128.2	128.2	—	—
Floating rate loan stock	53.4	—	53.4	—
	$441.0	$128.2	$312.8	$—
(1) Quoted prices in active markets for identical assets
(2) Significant other observable inputs
(3) Significant unobservable inputs

	Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2021	Level 1 (1)	Level 2 (2)	Level 3 (3)
Junior subordinated debentures:
Trust preferred debentures	$172.9	$—	$172.9	$—
Subordinated debentures	91.9	—	91.9	—
Total junior subordinated debentures	264.8	—	264.8	—
Senior unsecured fixed rate notes	148.4	148.4	—	—
Floating rate loan stock	57.1	—	57.1	—
	$470.3	$148.4	$321.9	$—
(1) Quoted prices in active markets for identical assets
(2) Significant other observable inputs
(3) Significant unobservable inputs

7.    Shareholders’ Equity
Dividends
On May 5, 2022, our Board of Directors declared a quarterly cash dividend in the amount of $0.31 on each common share outstanding. On June 15, 2022, we paid $10.5 million to our shareholders of record on May 31, 2022.
On May 5, 2022, our Board of Directors declared a quarterly cash dividend in the amount of $437.50 per share on our 7.00% Resettable Fixed Rate Preference Shares, Series A, par value of $1.00 per share, with a liquidation preference of $25,000 per share (the “Series A Preference Shares”). Holders of depositary shares, each representing a 1/1,000th interest in a Series A Preference Share (the “Depositary Shares”), received $0.437500 per Depositary Share. On June 15, 2022, we paid $2.7 million to our shareholders of record of Series A Preference Shares on May 31, 2022.
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
Stock Repurchases
On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all previous repurchase authorizations. As of June 30, 2022, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
We did not repurchase any common shares for the six months ended June 30, 2022 and June 30, 2021.
8.    Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive (loss) income, net of taxes (where applicable) by component for the six months ended June 30, 2022 and 2021 is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2022	$(35.3)	$19.7	$(7.1)	$(22.7)
Other comprehensive income (loss) before reclassifications	(0.4)	(260.3)	—	(260.7)
Amounts reclassified from accumulated other comprehensive loss	31.8	(4.4)	—	27.4
Net current-period other comprehensive income (loss)	31.4	(264.7)	—	(233.3)
Balance, June 30, 2022	$(3.9)	$(245.0)	$(7.1)	$(256.0)

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2021	$(37.9)	$105.1	$(8.6)	$58.6
Other comprehensive loss before reclassifications	2.5	(22.5)	1.5	(18.5)
Amounts reclassified from accumulated other comprehensive loss	—	(16.9)	—	(16.9)
Net current-period other comprehensive loss	2.5	(39.4)	1.5	(35.4)
Balance, June 30, 2021	$(35.4)	$65.7	$(7.1)	$23.2

The amounts reclassified from accumulated other comprehensive income (loss) shown in the above table have been included in the following captions in our Condensed Consolidated Statements of Income (Loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Unrealized gains and losses on securities:
Net realized investment gains (losses)	$—	$(15.2)	$(5.4)	$(19.2)
Provision for income taxes	—	1.5	1.0	2.3
Foreign currency translation adjustments:
Net realized foreign currency translation losses (1)	4.5	—	31.8	—
Total, net of taxes	$4.5	$(13.7)	$27.4	$(16.9)
(1) Foreign currency translation losses were realized as a result of the sale of Argo Seguros and AGSE. Refer to the sale of Argo Seguros and AGSE in Note 1, “Business and Significant Accounting Policies” for additional information.
Income tax effects are released from accumulated other comprehensive income (loss) for unrealized gains or losses when the gains or losses are realized, and are taxed at the statutory rate based on jurisdiction of the underlying transaction.
9.    Net Income (Loss) Per Common Share
The following table presents the calculation of net income (loss) per common share on a basic and diluted basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except number of shares and per share amounts)	2022	2021	2022	2021
Net income (loss)	$(16.2)	$69.8	$(17.2)	$99.6
Less: Preferred share dividends	2.7	2.7	5.3	5.3
Net income (loss) attributable to common shareholders	(18.9)	67.1	(22.5)	94.3
Weighted average common shares outstanding - basic	34,964,773	34,820,649	34,928,555	34,766,948
Effect of dilutive securities:
Equity compensation awards	—	192,131	—	216,856
Weighted average common shares outstanding - diluted	34,964,773	35,012,780	34,928,555	34,983,804
Net income (loss) per common share:
Basic	$(0.54)	$1.93	$(0.64)	$2.72
Diluted	$(0.54)	$1.92	$(0.64)	$2.70
Excluded from the weighted average common shares outstanding calculation at June 30, 2022 and 2021 are 11,315,889 shares, which are held as treasury shares. The shares are excluded as of their repurchase date. Excluded from the computation of diluted net loss per common shares were 107,431 and 140,487 potentially dilutive shares for the three and six months ended June 30, 2022, respectively. The potentially dilutive shares were excluded due to the net loss incurred for the periods presented. For the three and six months ended June 30, 2021, 36,219 and 48,272, respectively, weighted average shares were excluded from the computation of diluted net income per common shares as they were antidilutive.

10.    Supplemental Cash Flow Information
Interest paid and income taxes paid (recovered) were as follows:

	For the Six Months Ended June 30,
(in millions)	2022	2021
Senior unsecured fixed rate notes	$4.7	$4.7
Junior subordinated debentures	5.4	5.0
Other indebtedness	1.0	1.1
Total interest paid	$11.1	$10.8

Income taxes paid	$10.1	$8.9
Income taxes recovered	(0.5)	(0.1)
Income taxes paid, net	$9.6	$8.8
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
Restricted Shares
A summary of non-vested restricted share activity as of June 30, 2022 and changes during the six months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	278,430	$49.57
Granted	334,384	40.19
Reclassed from performance shares	14,373	32.61
Vested and issued	(128,390)	47.96
Expired or forfeited	(110,895)	43.49
Outstanding at June 30, 2022	387,902	$43.13
The restricted shares vest over one to four years. Expense recognized under this plan for the restricted shares was $1.1 million and $3.3 million for the three and six months ended June 30, 2022, respectively, as compared to $1.4 million and $2.9 million for the three and six months ended June 30, 2021, respectively. Compensation expense for all share-based compensation awards is included in Underwriting, acquisition and insurance expenses in the accompanying Condensed Consolidated Statements of Income (Loss). As of June 30, 2022, there was $16.0 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group.

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
A summary of non-vested performance share activity as of June 30, 2022 and changes during the six months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	200,564	$47.52
Granted	124,464	41.00
Reclassed to restricted shares	(14,373)	32.61
Vested and issued	(3,275)	61.05
Expired or forfeited	(175,063)	44.74
Outstanding at June 30, 2022	132,317	$46.34
Expense recouped under this plan for the performance shares was $1.1 million and $0.6 million for the three and six months ended June 30, 2022, respectively, compared to expense recognized of $0.9 million and $1.6 million for the three and six months ended June 30, 2021, respectively. The recoupment of expenses recognized in 2022 was primarily attributable to the forfeiture of awards due to the departure of our former president and chief executive officer. As of June 30, 2022, there was $4.1 million of total unrecognized compensation cost related to performance share compensation arrangements granted by Argo Group.
12.    Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Commissions	$61.3	$71.7	$139.2	$148.2
Other underwriting and insurance expenses	97.1	104.0	200.3	210.6
Total underwriting, acquisition and insurance expenses before deferral	158.4	175.7	339.5	358.8
Net deferral of policy acquisition costs	2.6	1.6	(5.6)	(5.1)
Total underwriting, acquisition and insurance expenses	$161.0	$177.3	$333.9	$353.7

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
We also have operations in France, Ireland, Italy, and Switzerland, which also are subject to income taxes imposed by the jurisdiction in which they operate. During the period ending June 30, 2022, our operations in Brazil and Malta were divested. We also have operations in Barbados and the United Arab Emirates, which are not subject to income tax under the laws of those countries.
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
Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the three and six months ended June 30, 2022 and 2021, pre-tax income (loss) attributable to our operations and the corresponding operations’ effective tax rates were as follows:

	For the Three Months Ended June 30,
	2022		2021
(in millions)	Pre-Tax Income (Loss)	Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$(49.1)	—%	$2.3		—%
United States	46.0	21.4%	64.0		21.9%
United Kingdom	8.7	26.8%	9.3		(54.6)%
Brazil	—	—%	2.3		—%
United Arab Emirates	0.2	—%	0.1		—%
Ireland	(4.6)	—%	—	(1)	—%
Italy	(0.2)	46.7%	0.4		—%
Malta	(5.1)	—%	0.3		—%
Pre-tax income	$(4.1)	(295.1)%	$78.7		11.3%
(1)    Pre-tax income (loss) for the respective year was less than $0.1 million.

	For the Six Months Ended June 30,
	2022		2021
(in millions)	Pre-Tax Income (Loss)	Effective Tax Rate	Pre-Tax Income (Loss)	Effective Tax Rate
Bermuda	$(49.0)	—%	$7.3	—%
United States	84.7	21.7%	105.2	19.4%
United Kingdom	13.7	46.6%	(8.9)	115.3%
Brazil	(0.1)	(422.4)%	4.0	—%
United Arab Emirates	0.8	—%	0.3	—%
Ireland	(38.0)	—%	(0.1)	—%
Italy	(0.1)	(28.9)%	1.2	—%
Malta	(4.1)	—%	0.9	—%
Pre-tax income	$7.9	320.4%	$109.9	9.3%

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
A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Income tax provision at expected rate	$9.5	$16.5	$18.9	$22.8
Tax effect of:
Nontaxable investment income	(0.1)	(0.1)	(0.2)	(0.3)
Foreign exchange adjustments	0.7	(0.3)	0.7	(0.5)
Withholding taxes	—	0.1	—	0.1
Sale of Brazil and Malta Operations	4.9	—	6.5	—
Change in uncertain tax position liability	0.5	0.6	0.6	(1.8)
Change in valuation allowance	(3.5)	(1.2)	(5.4)	(2.0)
Impact of change in tax rate related to Finance Act 2021	0.8	(7.4)	1.3	(7.4)
Prior period adjustment	(0.3)	—	0.9	—
Other	(0.4)	0.7	1.8	(0.6)
Income tax provision	$12.1	$8.9	$25.1	$10.3

Our gross deferred tax assets are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future taxable income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of future taxable income sufficient to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally for our U.S. property and casualty insurers two years for net operating losses and for all our U.S. subsidiaries three years for capital losses. If a company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. For the three and six months ended June 30, 2022, the net change in valuation allowance for deferred tax assets was a decrease of $3.5 million and $5.4 million, respectively, relating to the following: Internal Revenue Code Section 382 limited net operating loss carryforwards within the United States, cumulative losses incurred since inception, and valuation allowances acquired through or related to acquisitions or disposals. Based upon a review of our available evidence, both positive and negative discussed above, our management concluded that it is more-likely-than-not that the other deferred tax assets will be realized.
For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. For the three and six months ended June 30, 2022, the Company had a net increase of uncertain tax positions in the amount of $0.5 million and $0.6 million related to state income tax liability. Separately, a net increase of interest in the amount of $0.0 million and $0.1 million has been recorded in the line item Interest expense in our Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2022. No change to penalties were recorded for the three and six months ended June 30, 2022.
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
We have contractual commitments to invest up to $116.8 million related to our limited partnership investments at June 30, 2022, as further disclosed in Note 3, “Investments.” These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time, not to exceed twelve years.
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

Revenue and income (loss) before income taxes for each segment were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Revenue:
Earned premiums
U.S. Operations	$332.8	$314.5	$669.2	$628.9
International Operations	121.3	155.7	265.5	307.2
Run-off Lines	0.2	0.1	0.2	0.3
Total earned premiums	454.3	470.3	934.9	936.4
Net investment income
U.S. Operations	20.0	33.7	45.6	62.5
International Operations	8.7	13.9	20.1	25.9
Run-off Lines	0.6	1.1	1.3	1.9
Corporate and Other	—	4.0	—	6.8
Total net investment income	29.3	52.7	67.0	97.1
Net investment and other gains (losses)	(40.4)	24.7	(74.9)	37.8
Total revenue	$443.2	$547.7	$927.0	$1,071.3

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Income (loss) before income taxes
U.S. Operations	$43.0	$53.6	$86.9	$90.2
International Operations	2.6	19.5	25.3	7.7
Run-off Lines	(1.5)	(0.1)	(2.5)	0.5
Total segment income (loss) before income taxes	44.1	73.0	109.7	98.4
Corporate and Other	(18.1)	(14.6)	(34.3)	(20.6)
Net investment and other gains (losses)	(40.4)	24.7	(74.9)	37.8
Foreign currency exchange gains (losses)	10.3	(4.4)	7.4	(5.7)
Total income (loss) before income taxes	$(4.1)	$78.7	$7.9	$109.9
The table below presents earned premiums by geographic location for the three and six months ended June 30, 2022 and 2021. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
United States	$333.0	$314.2	$669.4	$627.0
United Kingdom	109.0	116.8	236.1	215.8
Bermuda	11.0	10.7	17.4	35.8
Malta	1.3	11.0	3.6	25.0
All other jurisdictions	—	17.6	8.4	32.8
Total earned premiums	$454.3	$470.3	$934.9	$936.4

The following table represents identifiable assets:

(in millions)	June 30, 2022	December 31, 2021
U.S. Operations	$5,585.2	$5,800.1
International Operations	3,859.3	3,932.3
Run-off Lines	287.9	314.7
Corporate and Other	143.7	270.7
Total	$9,876.1	$10,317.8
Included in total assets at June 30, 2022 and December 31, 2021 are $307.8 million and $554.2 million, respectively, in assets associated with trade capital providers.
16.    Subsequent Events
The Company entered into a loss portfolio transfer agreement with a wholly owned subsidiary of Enstar Group Limited (“Enstar”) covering a majority of the Company’s U.S. casualty insurance reserves, including construction, for accident years 2011 to 2019.
Enstar’s subsidiary will provide ground up cover of $746 million of reserves, and an additional $275 million of cover in excess of $821 million, up to a policy limit of $1,096 million. The Company will retain a loss corridor of $75 million up to $821 million.
We anticipate recognizing an after-tax charge of approximately $100 million in connection with the transaction in the third quarter of 2022. An estimate of the financial effect to the financial statements as a whole cannot be made given the timing of the transaction.
The closing of the transaction is subject to regulatory approval and other customary closing conditions.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2022 compared with the three and six months ended June 30, 2021, and a discussion of our financial condition as of June 30, 2022. This discussion and analysis should be read in conjunction with the attached unaudited interim Condensed Consolidated Financial Statements and notes thereto and Argo Group’s 2021 Form 10-K, including the audited Consolidated Financial Statements and notes thereto.
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

Consolidated Results of Operations
For the three and six months ended June 30, 2022, we reported a net loss attributable to common shareholders of $18.9 million ($0.54 per diluted common share) and $22.5 million ($0.64 per diluted common share), respectively. For the three and six months ended June 30, 2021, we reported net income attributable to common shareholders of $67.1 million ($1.92 per diluted common share) and $94.3 million ($2.70 per diluted common share), respectively.
The following is a comparison of selected data from our operations, as well as book value per common share, for the relevant comparative periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Gross written premiums	$732.1	$815.3	$1,452.7	$1,571.8
Earned premiums	$454.3	$470.3	$934.9	$936.4
Net investment income	29.3	52.7	67.0	97.1
Net investment and other gains (losses):
Net realized investment and other gains (losses)	(36.9)	4.0	(77.0)	2.7
Change in fair value recognized	(3.0)	20.3	3.7	35.8
Change in allowance for credit losses on fixed maturity securities	(0.5)	0.4	(1.6)	(0.7)
Total net investment and other gains (losses)	(40.4)	24.7	(74.9)	37.8
Total revenue	$443.2	$547.7	$927.0	$1,071.3
Income before income taxes	$(4.1)	$78.7	$7.9	$109.9
Income tax provision	12.1	8.9	25.1	10.3
Net income (loss)	$(16.2)	$69.8	$(17.2)	$99.6
Less: Dividends on preferred shares	2.7	2.7	5.3	5.3
Net income (loss) attributable to common shareholders	$(18.9)	$67.1	$(22.5)	$94.3
GAAP Ratios:
Loss ratio	60.8%	57.7%	59.9%	61.9%
Expense ratio	35.4%	37.7%	35.7%	37.8%
Combined ratio	96.2%	95.4%	95.6%	99.7%

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

	June 30, 2022	December 31, 2021	June 30, 2021
Book value per common share	$37.65	$45.62	$50.34
Exploration of Strategic Alternatives
On April 28, 2022, we announced that our Board of Directors initiated an exploration of strategic alternatives and will consider a wide range of options for the Company, including, among other things, a potential sale, merger or other strategic transaction. There can be no assurance that this process will result in the Company pursuing a particular transaction or other strategic outcome. The Company has not set a timetable for completion of this process, and it does not intend to disclose further developments unless and until it determines that further disclosure is appropriate or necessary.

Impact of COVID-19
Beginning in March 2020 and continuing throughout 2021 and year to date 2022, the global COVID-19 pandemic, including the arrival of new strains of the virus, has resulted in significant disruptions in economic activity and financial markets. While the Company’s consolidated net investment income benefited from the gradual improvement of economic conditions as the impact of the pandemic lessened during 2021, COVID-19 has directly and indirectly adversely affected the Company and may continue to do so for an uncertain period of time. The Company did not incur any COVID-19 catastrophe losses during the three and six months ended June 30, 2022, as compared to $4.6 million and $9.0 million for the three and six months ended June 30, 2021. Our liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the six months ended June 30, 2022 or 2021. Although vaccines are now available and are in the process of being widely distributed, the extent to which COVID-19 (including emerging new strains of the COVID-19 virus) will continue to impact our business will depend on future developments that cannot be predicted, and while we have recorded our best estimates of this impact as of and for the three and six months ended June 30, 2022, actual results in future periods could materially differ from those disclosed herein.
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

	For the Three Months Ended June 30,
	2022		2021
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$454.3		$470.3

Losses and loss adjustment expenses, as reported	276.0	60.8%	271.6	57.7%
Adjustments:
Favorable (unfavorable) prior accident year loss development	(16.3)	(3.6)%	1.2	0.3%
Catastrophe losses, including COVID-19	(2.5)	(0.6)%	(11.1)	(2.4)%
Current accident year non-catastrophe losses (non-GAAP)	$257.2	56.6%	$261.7	55.6%
Expense ratio		35.4%		37.7%
Current accident year non-catastrophe combined ratio (non-GAAP)		92.0%		93.3%

	For the Six Months Ended June 30,
	2022		2021
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$934.9		$936.4

Losses and loss adjustment expenses, as reported	$559.6	59.9%	$579.2	61.9%
Adjustments:
Favorable (unfavorable) prior accident year loss development	(19.7)	(2.1)%	0.2	—%
Catastrophe losses, including COVID-19	(11.2)	(1.2)%	(58.6)	(6.3)%
Current accident year non-catastrophe losses (non-GAAP)	$528.7	56.6%	$520.8	55.6%
Expense ratio		35.7%		37.8%
Current accident year non-catastrophe combined ratio (non-GAAP)		92.3%		93.4%
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
Gross Written and Net Earned Premiums
Consolidated gross written and net earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended June 30,
	2022		2021
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$118.4	$57.9	$153.9	$72.1
Liability	332.6	201.0	330.7	201.0
Professional	164.1	110.4	173.3	111.0
Specialty	117.0	85.0	157.4	86.2
Total	$732.1	$454.3	$815.3	$470.3

	For the Six Months Ended June 30,
	2022		2021
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$214.9	$127.8	$290.2	$156.7
Liability	652.6	407.0	654.7	397.1
Professional	313.5	226.7	338.4	215.9
Specialty	271.7	173.4	288.5	166.7
Total	$1,452.7	$934.9	$1,571.8	$936.4

Gross written premiums decreased $83.2 million, or 10.2%, for the three months ended June 30, 2022, as compared to the same period ended 2021, while decreasing $119.1 million, or 7.6%, for the six months ended June 30, 2022 as compared to the same period ended 2021. The decrease in gross written premiums is primarily attributable to the sale of Argo Seguros as well as businesses we are exiting, including contract binding and excess and surplus (“E&S”) property businesses in the U.S., London direct and facultative and North American binder business in our International Operations. Re-underwriting actions across our catastrophe exposed lines of business further contributed to this decrease. Both U.S. Operations and International Operations continued to see overall rate increases (mid single to low double digits) during 2021 and 2022.
Consolidated net earned premiums for the three and six months ended June 30, 2022 decreased $16.0 million, or 3.4%, and $1.5 million, or 0.2%, respectively, as compared to the same period ended 2021. The decrease is primarily driven by the sale of Argo Seguros and the exiting of certain business lines in our European operations, partially offset by an increase in our U.S. Operations across multiple business lines. The main drivers of growth in our U.S. operations include Argo Pro, primarily driven by higher premium retention, and additional growth from in-land marine, surety, and casualty.
Our gross written and net earned premiums are further discussed by reporting segment and major lines of business below under the heading “Segment Results.”
Net Investment Income
Consolidated net investment income for the three and six months ended June 30, 2022 was $29.3 million and $67.0 million, respectively, compared to $52.7 million and $97.1 million for the same periods in 2021. Consolidated net investment income decreased $30.1 million, or 31.0%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The decrease in net investment income was driven by a decrease in income from our alternative investment portfolio which includes earnings from both private equity and hedge fund investments. Our alternative investment portfolio, which is reported on a one to three-month lag, produced net investment income for the three and six months ended June 30, 2022 of $4.1 million and $17.7 million, compared to $29.9 million and $50.6 million for the same period ended June 30, 2021, primarily from lower returns on hedge funds and private equity investments.

Net investment income from fixed maturity assets and dividends from equity securities was $25.2 million and $49.3 million for the three and six months ended June 30, 2022, compared to $22.8 million and $46.5 million for the same period ended 2021, primarily due to an increase in fixed maturity securities.
Net Investment and Other Gains and Losses
Consolidated net investment and other gains and losses decreased $65.1 million and $112.7 million for the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021. Consolidated net investment and other losses of $74.9 million for the six months ended June 30, 2022 were primarily driven from the sale of Argo Seguros and AGSE. The losses related to the sale of Argo Seguros and AGSE included $31.8 million of historical foreign currency translation losses which were previously recognized in accumulated other comprehensive income, resulting in no impact to total shareholders’ equity from this reclassification. The remainder of the change is primarily driven from increased net realized losses on foreign currency forward contracts in 2022 as compared to 2021.
Loss and Loss Adjustment Expenses
Consolidated losses and loss adjustment expenses increased $4.4 million, or 1.6%, and decreased $19.6 million, or 3.4%, for the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021. The consolidated loss ratio for the three months ended June 30, 2022 was 60.8%, 3.1 percentage points higher than 57.7% for the same period in 2021, driven by net unfavorable prior-year reserve development in 2022 as compared to net favorable prior-year reserve development in 2021 (3.9 percentage point increase) and a higher current accident year non-catastrophe loss ratio (1.0 percentage point increase), partially offset by lower catastrophe losses including losses related to COVID-19 (1.8 percentage point decrease). Catastrophe losses for the three months ended June 30, 2022 of $2.5 million were attributable to losses associated with the Ukraine-Russia conflict and weather related losses in the U.S. The consolidated loss ratio for the six months ended June 30, 2022 was 59.9%, two percentage points lower than 61.9% for the same period in 2021, driven by lower catastrophe losses including losses related to COVID-19 (5.1 percentage point decrease), partially offset by a higher current accident year non-catastrophe loss ratio (1.0 percentage point increase), and an increase in net unfavorable prior-year reserve development in 2022 as compared to 2021 (2.1 percentage points). Catastrophe losses for the six months ended June 30, 2022 of $11.2 million are primarily attributable to losses associated with the Ukraine-Russia conflict and weather related losses in the U.S.
The net unfavorable prior-year reserve development for the three months ended June 30, 2022 of $16.3 million was due to $6.7 million from U.S. Operations, $8.2 million from International Operations and $1.4 million in Run-off lines. The net unfavorable prior-year reserve development for the six months ended June 30, 2022 of $19.7 million was due to $11.7 million from U.S. Operations, $5.2 million from International Operations and $2.8 million in Run-off lines. Our losses and loss adjustment expenses, including the prior-year loss reserve development shown in the following table, are further discussed by reporting segment under the heading “Segment Results” below. The following table summarizes the above referenced prior-year loss reserve development for the six months ended June 30, 2022 with respect to net loss reserves by line of business as of December 31, 2021.

(in millions)	Net Reserves 2021	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2021 Net Reserves
General liability	$1,834.1	$14.7	0.8%
Workers compensation	280.5	(1.8)	(0.6)%
Syndicate and U.S. special property	181.8	(0.7)	(0.4)%
Syndicate liability	121.4	—	—%
Reinsurance - nonproportional assumed property	111.1	—	—%
Commercial multi-peril	208.8	—	—%
Syndicate marine and energy	77.9	—	—%
Commercial auto liability	98.4	14.9	15.1%
Syndicate specialty	41.1	(1.8)	(4.4)%
Fidelity/Surety	25.0	(5.6)	(22.4)%
All other lines	143.1	—	—%
Total	$3,123.2	$19.7	0.6%

In determining appropriate reserve levels for the six months ended June 30, 2022, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for loss and loss adjustment expenses and record our best estimate. Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data. Pricing, reinsurance costs, legal environment, general economic conditions including changes in inflation and many other factors impact our ultimate loss estimates. Refer to segment results for specific factors impacting our current accident year loss ratios.
Consolidated gross reserves for losses and loss adjustment expenses were $5,595.5 million (including $100.4 million of reserves attributable to our Syndicate 1200 and 1910 trade capital providers) and $5,595.0 million (including $134.6 million of reserves attributable to our Syndicate 1200 and 1910 trade capital providers) as of June 30, 2022 and December 31, 2021, respectively. Our management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, it is possible that future loss development, favorable or unfavorable, may occur.
Underwriting, Acquisition and Insurance Expenses
Consolidated underwriting, acquisition and insurance expense for the three and six months ended June 30, 2022 decreased $16.3 million, or 9.2% and $19.8 million, or 5.6%, respectively, as compared to the same periods ended 2021. The consolidated expense ratio was 35.7% in the second quarter of 2022 compared to 37.8% for the six months ended June 30, 2021. The expense ratio improved by 2.6% in U.S. Operations. The acquisition expense ratio was 17.2% and general and administrative expense ratio was 18.5% in the second quarter of 2022 as compared to 17.2% and 20.6%, respectively, for the six months ended June 30, 2021. The improvement in the general and administrative expense ratio reflects continued execution of our expense reduction initiatives, primarily driven by a $19.3 million decrease in general and administrative expenses in addition to growth in net earned premium for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
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
Non-operating expenses increased $4.8 million, or 44.4%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Non-operating expenses increased $10.3 million, or 81.1%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The expenses incurred for the six months ended June 30, 2022 primarily relate to advisory fees, severance expenses and retention bonuses, and legal settlements.
These non-recurring costs are included in the line item Non-operating expenses in the Company’s Condensed Consolidated Statements of Income (Loss), and have been excluded from the calculation of our expense ratio.
Interest Expense
Consolidated interest expense increased $0.4 million, or 7.0%, to $6.1 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Consolidated interest expense increased $1.1 million, or 10.2%, to $11.9 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The year-over-year increase was primarily attributable to higher short-term rates in 2022.
Foreign Currency Exchange Gains/Losses
Consolidated foreign currency exchange gains increased $14.7 million for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. Consolidated foreign currency exchange gains increased $13.1 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The changes in the foreign currency exchange gains were due to fluctuations of the U.S. Dollar, on a weighted average basis, against the Canadian Dollar, Euro and the British Pound.

Income Tax Provision
The consolidated income tax provision represents the income tax expense or benefit associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the consolidated provision for income taxes represents taxes on net income for our Brazil, Ireland, Italy, Malta, Switzerland, United Kingdom, and U.S. operations. The consolidated provision for income taxes was $12.1 million and $25.1 million for the three and six months ended June 30, 2022, compared to the consolidated income tax provision of $8.9 million and $10.3 million for the same periods ended 2021.
The consolidated effective tax rate was (295.1)% and 320.4% for the three and six months ended June 30, 2022 compared to the consolidated effective tax rate of 11.3% and 9.3% for the same period ended 2021. The primary drivers for the increased effective tax rate resulted from the sale of our Brazil operations in February 2022 and Malta operations in June 2022. The Brazil realized foreign exchange loss was excluded from tax calculations, and the tax benefits related to the capital loss in Ireland were offset by a valuation allowance. Separately, the Malta capital loss reported in Bermuda received no tax benefit. Excluding the sale of Brazil and Malta, the effective tax rate for the periods ending March 31, 2022 and June 30, 2022 were more aligned with statutory tax rates.
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

U.S. Operations
The following table summarizes the results of operations for U.S. Operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Gross written premiums	$501.1	$513.0	$976.3	$1,002.4
Earned premiums	$332.8	$314.5	$669.2	$628.9
Losses and loss adjustment expenses	202.5	183.6	408.7	379.2
Underwriting, acquisition and insurance expenses	102.1	106.0	209.8	213.5
Underwriting income (loss)	28.2	24.9	50.7	36.2
Net investment income	20.0	33.7	45.6	62.5
Interest expense	4.2	3.5	8.1	7.1
Fee and other expense (income), net	0.1	0.6	0.1	0.5
Non-operating expenses	0.9	0.9	1.2	0.9
Income before income taxes	$43.0	$53.6	$86.9	$90.2
GAAP Ratios:
Loss ratio	60.8%	58.3%	61.1%	60.3%
Expense ratio	30.7%	33.7%	31.3%	33.9%
Combined ratio	91.5%	92.0%	92.4%	94.2%
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

	For the Three Months Ended June 30,
	2022		2021
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$332.8		$314.5

Losses and loss adjustment expenses, as reported	$202.5	60.8%	$183.6	58.3%
Adjustments:
Favorable (unfavorable) prior accident year loss development	(6.7)	(2.0)%	0.5	0.2%
Catastrophe losses, including COVID-19	(1.0)	(0.3)%	(2.0)	(0.6)%
Current accident year non-catastrophe losses (non-GAAP)	$194.8	58.5%	$182.1	57.9%
Expense ratio		30.7%		33.7%
Current accident year non-catastrophe combined ratio (non-GAAP)		89.2%		91.6%

	For the Six Months Ended June 30,
	2022		2021
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$669.2		$628.9

Losses and loss adjustment expenses, as reported	408.7	61.1%	379.2	60.3%
Adjustments:
Favorable (unfavorable) prior accident year loss development	(11.7)	(1.7)%	0.9	0.1%
Catastrophe losses, including COVID-19	(5.0)	(0.7)%	(22.9)	(3.6)%
Current accident year non-catastrophe losses (non-GAAP)	$392.0	58.7%	$357.2	56.8%
Expense ratio		31.3%		33.9%
Current accident year non-catastrophe combined ratio (non-GAAP)		90.0%		90.7%
Gross Written and Earned Premiums
Gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended June 30,
	2022		2021
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$57.5	$39.1	$72.8	$38.3
Liability	274.5	171.7	265.0	165.4
Professional	109.7	80.0	120.2	74.7
Specialty	59.4	42.0	55.0	36.1
Total	$501.1	$332.8	$513.0	$314.5

	For the Six Months Ended June 30,
	2022		2021
	Gross Written	Net Earned	Gross Written	Net Earned
Property	$101.9	$79.6	$129.7	$80.8
Liability	545.1	342.1	531.5	331.1
Professional	211.0	164.5	232.2	146.4
Specialty	118.3	83.0	109.0	70.6
Total	$976.3	$669.2	$1,002.4	$628.9
Property
Gross written premiums for property decreased $15.3 million, or 21.0%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Gross written premiums for property decreased $27.8 million, or 21.4%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The decreases were driven from the sale of our contract binding and excess and surplus (“E&S”) property business units. This was partially offset by growth from the garage, inland marine and fronting business units. The slight increase in net earned premium for the three months ended June 30, 2022 compared to the same period in 2021 was a result of a reduction in reinsurance cost for this line which outpaced the reduction in gross earned premium for the quarter. For the six months ended June 30, 2022, net earned premium decreased compared to the same period in 2021 due to the business exits noted above.

Liability
Gross written premiums for liability increased $9.5 million, or 3.6%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Gross written premiums for liability increased $13.6 million, or 2.6%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increases were primarily driven by the business units that write general liability, environmental and workers compensation lines. This increase was partially offset by the sale of the contract business unit and remediation of the public entity program. The increases in net earned premium for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021 were also a result of the increased production in general liability, environmental and workers compensation lines partially offset by reductions from the contract binding business unit and the grocery and retail business unit which was put into run off in the fourth quarter of 2020.
Professional
Gross written premiums for professional decreased $10.5 million, or 8.7%, and for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.Gross written premiums for professional decreased $21.2 million, or 9.1%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The decrease was due to remediation initiatives for certain errors and omission lines; a worsening market environment for management liability; and underwriting actions and structure changes for the delegated authority programs. The increase in net earned premium for the three and six months ended June 30, 2022, respectively, compared to the same period in 2021 was mainly driven by underlying growth across management liability and certain errors and omission lines as well as reduced cessions, partially offset by contraction in the delegated authority programs.
Specialty
Gross written premiums increased $4.4 million or 8.0%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Gross written premiums increased $9.3 million or 8.5%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The growth in gross written premium for the three months ended June 30, 2022, as compared to the same period in 2021, was due to increased production from assumed reinsurance and fronted marine programs. The increase in gross written premium for the six months ended June 30, 2022, as compared to the same period in 2021, was primarily due to surety. Net earned premiums for the three and six months ended June 30, 2022, respectively, increased compared to the same period in 2021 largely due to the growth achieved in surety lines.
Loss and Loss Adjustment Expenses
Loss and loss adjustment expenses were $202.5 million and $183.6 million for the three months ended June 30, 2022 and 2021, respectively, and $408.7 million and $379.2 million for the six months ended June 30, 2022 and 2021, respectively. The loss ratios for the three months ended June 30, 2022 and 2021 were 60.8% and 58.3%, respectively. The higher loss ratio in the three months ended June 30, 2022 was driven by net unfavorable prior-year reserve development in 2022 versus net favorable prior-year reserve development in 2021 (2.2 percentage point increase) and an increase in the current accident year non-catastrophe loss ratio (0.6 percentage point increase), partially offset by a decrease in catastrophe losses (0.3 percentage point decrease). The loss ratios for the six months ended June 30, 2022 and 2021 were 61.1% and 60.3%, respectively. The higher loss ratio in the first six months of 2022 was driven by an increase in the current accident year non-catastrophe loss ratio (1.9 percentage point increase) and net unfavorable prior-year reserve development in 2022 versus net favorable prior-year reserve development in 2021 (1.8 percentage point increase), partially offset by a decrease in catastrophe losses (2.9 percentage point decrease).
The current accident year non-catastrophe loss ratios for the three and six months ended June 30, 2022 were 58.5% and 58.7%, respectively, compared to 57.9% and 56.8% for the three and six months ended June 30, 2021, respectively. The current accident year non-catastrophe loss ratio for the three months ended June 30, 2022 was impacted by increased inflation, while the current accident non-catastrophe loss ratio for the three months ended June 30, 2021 benefited from reduced loss frequency associated with the COVID-19 pandemic. The current accident year non-catastrophe loss ratio for the six months ended June 30, 2022 was impacted by increased inflation and higher claims frequency due to the recovering economy.
Net unfavorable prior-year reserve development for the three and six months ended June 30, 2022 was $6.7 million and $11.7 million, respectively. The net unfavorable prior year reserve development for the three months ended June 30, 2022 primarily related to liability and professional lines. The net unfavorable prior year reserve development for the six months ended June 30, 2022 primarily related to liability lines, including the impact of large losses, and professional lines partially offset by favorable development in specialty and property lines.

Net favorable prior-year reserve development for the three and six months ended June 30, 2021 was $0.5 million and $0.9 million, respectively, and primarily related to favorable development in specialty lines, partially offset by unfavorable development in professional, liability and property lines.
Catastrophe losses for the three and six months ended June 30, 2022 were $1.0 million and $5.0 million, respectively, compared to $2.0 million and $22.9 million for the three and six months ended June 30, 2021, respectively. Catastrophe losses for the three and six months ended June 30, 2022 were driven by U.S. storms. Catastrophe losses for the three months ended June 30, 2021 were driven by U.S. storms. Catastrophe losses for the six months ended June 30, 2021 were driven by Winter Storm Uri and other U.S. storms.
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses were $102.1 million and $209.8 million for the three and six months ended June 30, 2022, respectively, as compared to $106.0 million and $213.5 million for the three and six months ended June 30, 2021, respectively. The expense ratio decreased to 30.7% for the three months ended June 30, 2022 from 33.7% for the same period 2021. The expense ratio decreased to 31.3% for the six months ended June 30, 2022 as compared to 33.9% for the same period 2021. The ratio improvements were primarily driven by reductions in general and administrative expenses and earned premium growth.
International Operations
The following table summarizes the results of operations for International Operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Gross written premiums	$230.8	$302.1	$476.2	$569.0
Earned premiums	$121.3	$155.7	$265.5	$307.2
Losses and loss adjustment expenses	72.1	86.8	148.1	197.4
Underwriting, acquisition and insurance expenses	53.4	61.4	108.3	124.1
Underwriting income (loss)	(4.2)	7.5	9.1	(14.3)
Net investment income	8.7	13.9	20.1	25.9
Interest expense	1.9	1.5	3.6	2.9
Fee and other expense (income), net	(1.2)	(0.9)	(2.0)	(0.5)
Non-operating expenses	1.2	1.3	2.3	1.5
Income (loss) before income taxes	$2.6	$19.5	$25.3	$7.7
GAAP Ratios:
Loss ratio	59.4%	55.7%	55.8%	64.3%
Expense ratio	44.1%	39.4%	40.8%	40.4%
Combined ratio	103.5%	95.1%	96.6%	104.7%

The following table contains a reconciliation of certain non-GAAP financial measures, specifically the current accident year non-catastrophe losses, current accident year non-catastrophe loss ratio and current accident year non-catastrophe combined ratio, to their most directly comparable GAAP measures for our International Operations.

	For the Three Months Ended June 30,
	2022		2021
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$121.3		$155.7

Losses and loss adjustment expenses, as reported	$72.1	59.4%	$86.8	55.7%
Adjustments:
Favorable (unfavorable) prior accident year loss development	(8.2)	(6.8)%	1.9	1.2%
Catastrophe losses, including COVID-19	(1.5)	(1.2)%	(9.1)	(5.9)%
Current accident year non-catastrophe losses (non-GAAP)	$62.4	51.4%	$79.6	51.0%
Expense ratio		44.1%		39.4%
Current accident year non-catastrophe combined ratio (non-GAAP)		95.5%		90.4%

	For the Six Months Ended June 30,
	2022		2021
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$265.5		$307.2

Losses and loss adjustment expenses, as reported	148.1	55.8%	197.4	64.3%
Adjustments:
Favorable (unfavorable) prior accident year loss development	(5.2)	(2.0)%	1.9	0.6%
Catastrophe losses, including COVID-19	(6.2)	(2.3)%	(35.7)	(11.6)%
Current accident year non-catastrophe losses (non-GAAP)	$136.7	51.5%	$163.6	53.3%
Expense ratio		40.8%		40.4%
Current accident year non-catastrophe combined ratio (non-GAAP)		92.3%		93.7%

Gross Written and Earned Premiums
Gross written and earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended June 30,
	2022		2021
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$60.9	$18.8	$81.1	$33.8
Liability	57.9	29.1	65.5	35.5
Professional	54.4	30.4	53.1	36.3
Specialty	57.6	43.0	102.4	50.1
Total	$230.8	$121.3	$302.1	$155.7

	For the Six Months Ended June 30,
	2022		2021
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$113.0	$48.2	$160.5	$75.9
Liability	107.3	64.7	122.8	65.7
Professional	102.5	62.2	106.2	69.5
Specialty	153.4	90.4	179.5	96.1
Total	$476.2	$265.5	$569.0	$307.2

Property
Gross written premiums for property decreased $20.2 million, or 24.9%, and $47.5 million, or 29.6%, for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The decrease in gross written premiums was primarily due a reduction in business produced by Syndicate 1200 following our exit from certain property lines of business and other international platforms where we have stopped writing business. Net earned premiums for property decreased $15.0 million and $27.7 million for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 driven by the aforementioned reasons.

Liability
Gross written premiums for liability decreased $7.6 million, or 11.6%, and $15.5 million, or 12.6%, for the three and six months ended June 30, 2022, respectively, as compared to the same period in 2021. The reduction in gross written premiums was primarily due to lower premiums from our European operations where we have stopped writing business along with the sales of Argo Seguros and AGSE. Net earned premiums decreased for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 driven by the aforementioned reasons.

Professional
Gross written premiums for professional lines decreased $1.3 million, or 2.4%, and $3.7 million, or 3.5%, for the three and six months ended June 30, 2022 as compared to the same period in 2021. The decrease in gross written premiums was driven the sale of Argo Seguros partially offset by higher premiums in Argo Insurance Bermuda. The decrease in net earned premiums for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 was mainly due to sale of Argo Seguros.

Specialty
Gross written premiums decreased $44.8 million, or 43.8%, and $26.1 million, or 14.5%, for the three and six months ended June 30, 2022 as compared to the same period in 2021 primarily driven by reductions in Syndicate 1200 mainly due to reduced reinsurance premiums, the sale of Argo Seguros and a cautious underwriting approach to trade credit risk given the current economic environment.. The decrease in net earned premiums for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was driven by the aforementioned reasons.

Loss and Loss Adjustment Expenses
Loss and loss adjustment expenses were $72.1 million and $148.1 million for the three and six months ended June 30, 2022, respectively. Loss and loss adjustment expenses were $86.8 million and $197.4 million for the three and six months ended June 30, 2021. The loss ratio for the three months ended June 30, 2022 was 59.4% compared to 55.7% for the three months ended June 30, 2021. The increase in the loss ratio was driven by net unfavorable prior-year reserve development in 2022 versus net favorable prior-year reserve development in 2021 (8.0 percentage point increase) and an increase in the current accident year non-catastrophe loss ratio (0.4 percentage point increase), partially offset by a decrease in catastrophe losses (4.7 percentage point decrease). The loss ratio for the six months ended June 30, 2022 was 55.8% compared to 64.3% for the six months ended June 30, 2021. The decrease in the loss ratio was driven by a decrease in catastrophe losses (9.3 percentage point decrease), a decrease in the current accident year non-catastrophe loss ratio (1.8 percentage point decrease), partially offset by net unfavorable prior-year reserve development in 2022 versus net favorable prior-year development in 2021 (2.6 percentage point increase).
The current accident year non-catastrophe loss ratios for the three and six month ended June 30, 2022 were 51.4% and 51.5%, respectively, compared to 51.0% and 53.3% for the three and six months ended June 30, 2021. The improvement in the loss ratio for the six months ended June 30, 2022 primarily related to the results of re-underwriting actions across multiple divisions in Syndicate 1200. The current accident year non-catastrophe loss ratio also benefited from rate increases earning through premiums.
Net unfavorable prior-year reserve development was $8.2 million and $5.2 million for the three and six months ended June 30, 2022, respectively. The net unfavorable prior-year reserve development for the three months ended June 30, 2022 primarily related to unfavorable development in professional lines in Argo Insurance Bermuda driven by reassessments of potential losses associated with large claims partially offset by favorable development in Syndicate 1200 property lines, including losses associated with prior year catastrophe losses, and liability lines. The net unfavorable prior-year reserve development for the six months ended June 30, 2022 primarily related to unfavorable movements in professional and liability losses in Argo Insurance Bermuda partially offset by favorable development in Syndicate 1200 property and liability lines. Net favorable prior-year reserve development was $1.9 million for both the three and six months ended June 30, 2021, primarily related to favorable development in property lines, including losses associated with prior year catastrophe losses, partially offset by unfavorable development in Argo Insurance Bermuda due to large claim movements and unfavorable development in Europe’s surety business.
Catastrophe losses including losses associated with COVID-19, were $1.5 million and $6.2 million for the three and six months ended June 30, 2022, respectively, compared to $9.1 million and $35.7 million for the three and six months ended June 30, 2021. Catastrophe losses for the three and six months ended June 30, 2022 were due the Ukraine-Russia conflict. Catastrophe losses for the three months ended June 30, 2021 included $4.5 million from Winter Storm Uri and $4.6 million associated with COVID-19, primarily resulting from contingency exposures. Catastrophe losses for the six months ended June 30, 2021 included $26.7 million from Winter Storm Uri and $9.0 million associated with COVID-19, primarily resulting from contingency exposures.
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses were $53.4 million and $108.3 million for the three and six months ended June 30, 2022, respectively, as compared to $61.4 million and $124.1 million for the three and six months ended June 30, 2021, respectively. The expense ratio increased to 44.1% for the three months ended June 30, 2022 from 39.4% for the same period 2021. The acquisition expenses increase is driven by expenses incurred on business lines we have exited. The expense ratio for the six months ended June 30, 2022 increased to 40.8%, it is broadly consistent with the same period in 2021.
Fee and Other Income/Expense
Fee and other income/expense represent amounts we receive, and costs we incur, in connection with the management of third-party capital for our underwriting Syndicates at Lloyd’s. Fee and other income was $1.2 million and $2.0 million for the three and six months ended June 30, 2022, respectively, as compared to $0.9 million and $0.5 million of expense for the same periods in 2021.

Run-off Lines
The following table summarizes the results of operations for Run-off Lines:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Earned premiums	$0.2	$0.1	$0.2	$0.3
Losses and loss adjustment expenses	1.4	1.2	2.8	2.6
Underwriting, acquisition and insurance expenses	0.9	—	1.0	0.3
Underwriting loss	(2.1)	(1.1)	(3.6)	(2.6)
Net investment income	0.6	1.1	1.3	1.9
Interest expense	—	0.1	0.2	0.2
Non-operating expenses	—	—	—	(1.4)
(Loss) income before income taxes	$(1.5)	$(0.1)	$(2.5)	$0.5
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

	For the Six Months Ended June 30,
	2022		2021
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$63.8	$54.5	$59.2	$50.6
Incurred losses	0.9	0.9	1.2	1.2
Losses paid	(4.9)	(3.6)	(6.1)	(5.2)
Loss reserves - asbestos and environmental, end of period	59.8	51.8	54.3	46.6
Risk-management reserves	159.0	97.1	159.0	92.3
Run-off reinsurance reserves	0.4	0.4	—	—
Other run-off lines	32.9	23.5	12.8	6.8
Total loss reserves - Run-off Lines	$252.1	$172.8	$226.1	$145.7
Losses and loss adjustment expenses for the six months ended June 30, 2022 and the six months ended June 30, 2021 were primarily the result of unfavorable loss reserve development in other run-off lines.
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the Run-off Lines increased for the three and six months ended June 30, 2022 as compared to the same periods in 2021 primarily as a result of an increase in the allowance for estimated uncollectible reinsurance.

Liquidity and Capital Resources
Cash Flows
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
Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the six months ended June 30, 2022 and 2021, cash provided by operating activities was $31.9 million compared to cash used in operating activities of $12.5 million, respectively. The increase in cash flows provided by operating activities in 2022 compared to 2021 was attributable to various fluctuations within our operating activities, and primarily related to the timing of reinsurance payments and recoveries, claim payments and premium cash receipts in the respective periods.
For the six months ended June 30, 2022 net cash provided by investing activities was $14.4 million compared to net cash provided by investing activities of $79.1 million for the same period in 2021. The decrease in cash provided by investing was mainly the result of the decrease in the proceeds from fixed maturities, purchases of commercial mortgage loans, and a change in foreign regulatory pools offset by a decrease in cash used to purchase fixed maturities and an increase in short term investments. Additionally, we received $13.1 million in net cash from the sale of Argo Seguros and AGSE.
For the six months ended June 30, 2022 and 2021, net cash used in financing activities was $25.3 million and $26.4 million, respectively, driven by dividends to our common and preferred shareholders.
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

On July 15, 2022, the parties to the Credit Agreement entered into Amendment No. 2, which revised the definition of “Tangible Net Worth”.
Preferred Stock Dividends
On August 4, 2022, our Board of Directors declared a quarterly cash dividend in the amount of $437.50 per share on our Series A Preference Shares. Holders of Depositary Shares each representing a 1/1,000th interest in a share of Series A Preferred Stock will receive $0.43750 per Depositary Share. The dividend will be paid on September 15, 2022 to our shareholders of record on August 31, 2022.
Argo Group Common Shares and Dividends
On August 4, 2022, the Board declared a quarterly cash dividend in the amount of $0.31 on each share of common stock outstanding. The dividend will be paid on September 15, 2022 to our common shareholders of record on August 31, 2022.
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
In accordance with Article 10 of SEC Regulation S-X, we have elected to present condensed consolidating financial information in lieu of separate financial statements for the Subsidiary Issuer. The following tables present condensed consolidating financial information as of and for the three months ended June 30, 2022, of the Parent Guarantor and the Subsidiary Issuer. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.

The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets and results of operations of operating insurance company subsidiaries.
Letter of Credit Facilities

On June 22, 2022, we posted collateral in a form of a $50.0 million letter of credit under the terms of the Malta sales agreement. The letter of credit is subject to reimbursement by Argo in the event of a drawdown.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2022
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$20.2	$3,719.5	$1,174.0	$—	$4,913.7
Cash	1.7	44.1	119.3	—	165.1
Accrued investment income	—	18.3	3.9	—	22.2
Premiums receivable	—	283.9	390.9	—	674.8
Reinsurance recoverables	—	1,836.6	1,050.7	—	2,887.3
Goodwill	—	118.6	28.7	—	147.3
Intangible assets, net	—	—	17.3	—	17.3
Deferred tax assets, net	—	97.8	28.6	—	126.4
Deferred acquisition costs, net	—	101.6	72.7	—	174.3
Ceded unearned premiums	—	314.7	165.8	—	480.5
Operating lease right-of-use assets	4.9	52.6	1.3	—	58.8
Other assets	10.1	101.8	96.5	—	208.4
Intercompany notes receivable	—	61.9	(61.9)	—	—
Investments in subsidiaries	1,493.6	—	—	(1,493.6)	—
Total assets	$1,530.5	$6,751.4	$3,087.8	$(1,493.6)	$9,876.1
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$3,811.9	$1,783.6	$—	$5,595.5
Unearned premiums	—	922.1	462.3	—	1,384.4
Funds held	—	258.4	(25.3)	—	233.1
Ceded reinsurance payable, net	—	162.6	362.4	—	525.0
Debt	28.4	284.7	140.1	—	453.2
Current income taxes payable, net	—	13.4	(8.6)	—	4.8
Accrued underwriting expenses and other liabilities	9.8	90.9	51.7	—	152.4
Operating lease liabilities	5.1	60.6	1.3	—	67.0
Due to (from) affiliates	26.6	1.5	(1.5)	(26.6)	—
Total liabilities	69.9	5,606.1	2,766.0	(26.6)	8,415.4
Total shareholders' equity	1,460.6	1,145.3	321.8	(1,467.0)	1,460.7
Total liabilities and shareholders' equity	$1,530.5	$6,751.4	$3,087.8	$(1,493.6)	$9,876.1
(1)Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)Includes all Argo Group International Holdings, Ltd. parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2022
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$663.6	$271.3	$—	$934.9
Net investment income	—	63.6	3.4	—	67.0
Net investment and other gains (losses)	—	(3.1)	(71.8)	—	(74.9)
Total revenue	—	724.1	202.9	—	927.0
Expenses:
Losses and loss adjustment expenses	—	396.7	162.9	—	559.6
Underwriting, acquisition and insurance expenses	2.3	220.2	111.4	—	333.9
Non-operating expenses	6.1	14.5	2.4	—	23.0
Interest expense	0.7	7.9	3.3	—	11.9
Fee and other expense (income), net	—	0.1	(2.0)	—	(1.9)
Foreign currency exchange losses	—	—	(7.4)	—	(7.4)
Total expenses	9.1	639.4	270.6	—	919.1
(Loss) income before income taxes	(9.1)	84.7	(67.7)	—	7.9
Provision (benefit) for income taxes	—	18.3	6.8	—	25.1
Net (loss) income before equity in earnings of subsidiaries	(9.1)	66.4	(74.5)	—	(17.2)
Equity in undistributed earnings of subsidiaries	(8.1)	—	—	8.1	—
Net income (loss)	$(17.2)	$66.4	$(74.5)	$8.1	$(17.2)
Dividends on preferred shares	$5.3	$—	$—	$—	$5.3
Net income (loss) attributable to common shareholders	$(22.5)	$66.4	$(74.5)	$8.1	$(22.5)
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
Interest Rate Risk
Our primary market risk exposure is the exposure of our fixed maturity investment portfolio to interest rate risk and the changes in interest rates. Fluctuations in interest rates have a direct impact on the fair value of these securities. As interest rates rise, the fair value of our fixed maturity portfolio falls and the converse is also true. We manage interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates. The model duration of the assets comprising our fixed maturity investment portfolio was 3.08 years and 2.81 years at June 30, 2022 and December 31, 2021, respectively.
Credit Risk
We have exposure to credit risk on losses recoverable from reinsurers and receivables from insureds. Our controls to mitigate this risk include limiting our exposure to any one counterparty, evaluating the financial strength of our reinsurers, generally requiring minimum credit ratings and in certain cases receiving collateral from our reinsurers and insureds.
We also have exposure to credit risk in our investment holdings. Our risk management strategy and investment policy attempts to mitigate this risk by primarily investing in debt instruments of high credit quality issuers, limiting credit concentration, monitoring the credit quality of issuers and counterparties and diversifying issuers. The weighted average rating of our fixed maturity investments was A+ with 90.2% and 89.4% rated investment grade or better (BBB- or higher) at June 30, 2022 and December 31, 2021, respectively.
We review our investments to identify and evaluate those that may have credit impairments on a quarterly basis, considering the historical performance of the security, available market information, and credit ratings, among other things. For fixed maturity securities, the review includes consideration of current ratings and actions of major rating agencies (Standard & Poor's, Moody's and Fitch). If a security has two ratings, the lower rating is used. If a security has three ratings, the middle rating is used. The following table reflects the credit quality of our fixed maturity portfolio at June 30, 2022:

Other Fixed Maturities	Book Value	Fair Value
AAA	$680.7	$650.3
AA	254.2	241.8
A	750.7	701.2
BBB	759.8	691.7
BB/B	214	192.4
CCC and Below	22.8	15.9
Unrated	111.4	103.9
Other Fixed Maturities	$2,793.6	$2,597.2

Structured Securities	Book Value	Fair Value
AAA	$973.0	$892.0
AA	124.5	114.3
A	134.5	125
BBB	60.8	55.4
BB/B	10.5	9.5
CCC and Below	0.3	0.4
Unrated	59.3	55.2
Structured Securities	$1,362.9	$1,251.8

Total Fixed Maturities	Book Value	Fair Value
AAA	$1,653.7	$1,542.3
AA	378.7	356.1
A	885.2	826.2
BBB	820.6	747.1
BB/B	224.5	201.9
CCC and Below	23.1	16.3
Unrated	170.7	159.1
Total Fixed Maturities	$4,156.5	$3,849.0
Our portfolio also includes alternative investments with a carrying value at June 30, 2022 and December 31, 2021 of $394.1 million and $387.2 million (8.3% and 7.3% of total invested assets), respectively. We may invest in both long and short equities, corporate debt securities, currencies, real estate, commodities and derivatives. We attempt to mitigate our risk by selecting managers with extensive experience, proven track records and robust controls and processes. We also attempt to mitigate our risk by diversifying through multiple managers and different types of assets and asset classes.
Commercial mortgage loans add portfolio diversification. These assets typically afford credit protections through covenants and deeper due diligence given information access. We also monitor debt service coverage ratios and loan-to-value ratios in our assessment of credit risk and exposure.
Equity Price Risk
We hold a diversified portfolio of equity securities with a fair value of $48.1 million and $56.3 million (1.0% and 1.1% of total invested assets) at June 30, 2022 and December 31, 2021, respectively. Our equity securities are exposed to equity price risk which is defined as the potential for loss in fair value due to a decline in equity prices. We believe the diversification of our equity securities among various industries, market segments and issuers, as well as the use of multiple outside investment managers, mitigates our exposure to equity price risk.

Foreign Currency Risk
We have exposure to foreign currency risk in our insurance contracts, invested assets and to a lesser extent, a portion of our debt. We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance contracts that are payable in currencies other than the U.S. Dollar with cash and investments that are denominated in such currencies. We also use foreign exchange forward contracts to attempt to mitigate this risk. We recognized gains in the investment portfolio of $3.1 million for the three months and $4.2 million for the six months ended June 30, 2022 on portfolio forward currency contracts. We recognized losses in the investment portfolio of $1.0 million and $1.0 million for the three and six months ended June 30, 2022 on portfolio forward currency contracts. We recognized gains of $5.4 million and $7.8 million for the three and six months ended June 30, 2022 on our operational foreign currency forward contracts. We recognized losses of $16.6 million and $25.5 million for the three and six months ended June 30, 2022 on our operational foreign currency forward contracts. We recognized losses of $3.6 million and $6.9 million for the three and six months ended June 30, 2021 on our foreign currency forward contracts.
Item 4. Controls and Procedures

Argo Group, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), defines “disclosure controls and procedures” as controls and procedures “designed to ensure that information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.” Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2022, at the reasonable assurance level to ensure that information required to be disclosed by Argo Group in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in internal control over financial reporting made during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, readers should carefully consider the factors discussed in “Part I, Item 1A—Risk Factors” of Argo Group’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2021 (collectively, “2021 Form 10-K”), and in the Company’s other filings with the SEC, which could materially affect the Company’s business, financial condition, cash flows or future results. There have been no material changes from the risk factors previously disclosed in in “Part I, Item 1A—Risk Factors” in the 2021 Form 10-K, except as described below.
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

Additionally, our operating results are affected, in part, by the performance of our investment portfolio. Our investment portfolio may be adversely affected by inflation or changes in interest rates. Such adverse effects include the potential for realized and unrealized losses in a rising interest rate environment or the loss of income in an environment of prolonged low interest rates. Such effects may be further impacted by decisions made regarding such things as portfolio composition and duration given the prevailing market environment. Although we attempt to take measures to manage the risks of investing in changing interest rate environments, we may not be able to mitigate interest rate sensitivity effectively. During the second quarter of 2022, the Enhanced Capital Requirement (“ECR”) ratio for Argo Re decreased primarily due to unrealized losses in our investment portfolio, which were driven largely by rising interest rates. While Argo Re’s ECR remains below the Company’s risk tolerance, Argo Re’s ability to pay dividends to the Company is restricted. We are currently evaluating plans to restore Argo Re’s ECR back above the Company’s risk tolerance. We may not be successful in executing these plans and there can be no assurance that these plans will ultimately have the intended effects. Economic and political conditions, including inflation and fluctuation in interest rates or failure to improve Argo Re’s ECR could have a material adverse effect on our business, results of operations, our ability to pay dividends and our financial condition.

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
Failure to comply with the capital requirement laws and regulations in any of the jurisdictions where we operate, including the U.S., the E.U., the U.K. or Bermuda could result in administrative penalties imposed by a particular governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, harm to our reputation, restrictions or prohibitions on the payment of dividends or other forms of distributions, or interruption of our operations, any of which could have a material and adverse impact on our business, financial position, results of operations, liquidity and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchase of Equity Securities
On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous repurchase authorizations.
From January 1, 2022 through June 30, 2022, we did not repurchase any of our common shares. Since the inception of the repurchase authorizations (including those purchased under the 2016 Repurchase Authorization) through June 30, 2022, we have repurchased 11,315,889 of our common shares at an average price of $40.22 for a total cost of $455.1 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of June 30, 2022, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under our various employee equity compensation plans. For the three months ended June 30, 2022, we received 15,585 common shares, with an average price paid per share of $40.38 that were surrendered by employees in payment for the minimum required withholding taxes. The following table provides information with respect to our common shares that were surrendered during the three months ended June 30, 2022. In the below table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

Period	Total Number of Shares Surrendered (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
April 1 through April 30, 2022	5,649	$42.60	—	$53,281,805
May 1 through May 31, 2022	2,805	$41.37	—	$53,281,805
June 1 through June 30, 2022	7,131	$38.23	—	$53,281,805
Total	15,585		—
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
2022 Annual General Meeting of Shareholders
As previously disclosed by the Company, on April 26, 2022, the Board of Directors approved the postponement of the 2022 annual general meeting of shareholders of the Company (the “2022 Annual General Meeting”) until the second half of 2022, as the Board of Directors believed it is in the best interests of all shareholders for the Company to conduct a strategic review process prior to holding the 2022 Annual General Meeting. The Board of Directors continues to believe it is in the best interests of all shareholders for the 2022 Annual General Meeting to be postponed until the second half of 2022. The exact date, time and location of the 2022 Annual General Meeting will be set forth in the notice to shareholders in the Company’s proxy materials that will be filed in connection with the 2022 Annual General Meeting.
Pursuant to the Company’s Amended and Restated Bye-Laws, shareholder director nominations or other proposals for consideration at the 2022 Annual General Meeting that are not submitted for inclusion in the Company’s proxy materials pursuant to Rule 14a-8 under the Exchange Act must be submitted to the Company no later than 60 days prior to the date of the 2022 Annual General Meeting.
The 2022 Annual General Meeting will be held more than 30 days following the anniversary of the date of the Company’s 2021 annual general meeting of shareholders. As a result, if a shareholder wishes to submit a proposal for inclusion in the Company’s proxy statement for the 2022 Annual General Meeting pursuant to Rule 14a-8 under the Exchange Act, such proposal must be submitted a reasonable amount of time before the Company begins to print and send its proxy materials for the 2022 Annual General Meeting. Accordingly, the Company has determined that the deadline for submitting shareholder proposals pursuant to Rule 14a-8 will be August 30, 2022.

Loss Portfolio Transfer Agreement
The Company entered into a loss portfolio transfer agreement with a wholly owned subsidiary of Enstar Group Limited (“Enstar”) covering a majority of the Company’s U.S. casualty insurance reserves, including construction, for accident years 2011 to 2019.
Enstar’s subsidiary will provide ground up cover of $746 million of reserves, and an additional $275 million of cover in excess of $821 million, up to a policy limit of $1,096 million. The Company will retain a loss corridor of $75 million up to $821 million.
We anticipate recognizing an after-tax charge of approximately $100 million in connection with the transaction in the third quarter of 2022. An estimate of the financial effect to the financial statements as a whole cannot be made given the timing of the transaction.
The closing of the transaction is subject to regulatory approval and other customary closing conditions.

Item 6. Exhibits
A list of exhibits required to be filed as part of this report is set forth in the below Exhibit Index.
EXHIBIT INDEX

Exhibit Number	Description
10.1
Separation and Release Agreement by and between Kevin J. Rehnberg and Argo Group International Holdings, Ltd. dated June 23, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2022). †

10.2
Restricted Stock Award Agreement dated June 23, 2022, by and between Argo Group International Holdings, Ltd. and Thomas A. Bradley (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2022). †

10.3
Stock Appreciation Right Agreement dated June 23, 2022, by and between Argo Group International Holdings, Ltd. and Thomas A. Bradley (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2022). †

10.4
Amendment No. 2 to the Credit Agreement, dated July 15, 2022, by and among Argo Group International Holdings, Ltd., Argo Group U.S., Inc., Argo International Holdings Limited and Argo Underwriting Agency Limited, as Borrowers, and JPMorgan Chase Bank, N.A., individually and as Administrative Agent, and the other financial institutions signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Committee on July 21, 2022.

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

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

August 9, 2022	By	/s/ Thomas A. Bradley
Thomas A. Bradley
Chief Executive Officer and Director

August 9, 2022	By	/s/ Scott Kirk
Scott Kirk
Chief Financial Officer