Form 10-Q
period 2022-09-30
Argo Group International Holdings, Ltd.
filed 2022-11-09
CIK 1091748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number: 1-15259
ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Bermuda		98-0214719
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
90 Pitts Bay Road		P.O. Box HM 1282
Pembroke	HM08	Hamilton	HM FX
Bermuda		Bermuda
(Address of principal executive offices)		(Mailing address)
(Registrant’s telephone number, including area code): (441) 296-5858
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value of $1.00 Per Share	ARGO	New York Stock Exchange
6.500% Senior Notes Due 2042 issued by Argo Group U.S., Inc. and The Guarantee With Respect Thereto	ARGD	New York Stock Exchange
Depositary Shares, Each Representing a 1/1000th Interest in 7.00% Resettable Fixed Rate Preference Share, Series A, Par Value $1.00 Per Share	ARGOPrA	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding (net of treasury shares) of each of the issuer’s classes of common shares as of November 7, 2022.

Title	Outstanding
Common Shares, par value $1.00 per share	35,055,498

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares and per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: 2022 - $4,131.5, 2021 - $4,203.2; allowance for expected credit losses: 2022 - $3.3, 2021 - $2.5)	$3,730.3	$4,223.3
Commercial mortgage loans (cost: 2022 - $158.8; allowance for expected credit losses: 2022 - $0.2)	158.6	—
Equity securities, at fair value (cost: 2022 - $55.3; 2021 - $70.3)	43.9	56.3
Other investments (cost: 2022 - $401.6; 2021 - $387.0)	401.6	387.2
Short-term investments, at fair value (amortized cost: 2022 - $570.2; 2021 - $655.4)	570.7	655.8
Total investments	4,905.1	5,322.6
Cash	99.4	146.1
Accrued investment income	23.1	20.9
Premiums receivable	656.5	648.6
Reinsurance recoverables	3,015.8	2,966.4
Goodwill	136.1	147.3
Intangible assets, net of accumulated amortization	—	17.3
Current income taxes receivable, net	2.8	7.3
Deferred tax asset, net	151.8	73.6
Deferred acquisition costs, net	183.4	168.0
Ceded unearned premiums	450.8	506.7
Operating lease right-of-use assets	60.3	81.4
Other assets	173.6	211.6
Total assets	$9,858.7	$10,317.8
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$5,731.4	$5,595.0
Unearned premiums	1,404.9	1,466.8
Accrued underwriting expenses and other liabilities	120.3	166.6
Ceded reinsurance payable, net	503.1	724.4
Funds held	253.7	76.6
Senior unsecured fixed rate notes	140.5	140.3
Other indebtedness	52.5	57.0
Junior subordinated debentures	258.5	258.2
Operating lease liabilities	68.9	97.7
Total liabilities	8,533.8	8,582.6
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred shares and additional paid-in capital - $1.00 par, 30,000,000 shares authorized; 6,000 shares issued at September 30, 2022 and December 31, 2021, respectively; liquidation preference $25,000	144.0	144.0
Common shares - $1.00 par, 500,000,000 shares authorized; 46,339,696 and 46,192,867 shares issued at September 30, 2022 and December 31, 2021, respectively	46.3	46.2
Additional paid-in capital	1,392.6	1,386.4
Treasury shares (11,318,339 shares at September 30, 2022 and December 31, 2021, respectively)	(455.1)	(455.1)
Retained earnings	530.0	636.4
Accumulated other comprehensive loss, net of taxes	(332.9)	(22.7)
Total shareholders' equity	1,324.9	1,735.2
Total liabilities and shareholders' equity	$9,858.7	$10,317.8
See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except number of shares and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Premiums and other revenue:
Earned premiums	$455.0	$487.5	$1,389.9	$1,423.9
Net investment income	34.0	46.1	100.9	143.2
Net investment and other gains (losses):
Net realized investment and other gains (losses)	(42.3)	0.6	(119.2)	3.3
Change in fair value recognized	(1.1)	(5.1)	2.5	30.7
Change in allowance for credit losses on fixed maturity securities	(1.3)	(0.8)	(2.9)	(1.5)
Total net investment and other gains (losses)	(44.7)	(5.3)	(119.6)	32.5
Total revenue	444.3	528.3	1,371.2	1,599.6
Expenses:
Losses and loss adjustment expenses	298.8	311.7	858.4	890.9
Underwriting, acquisition and insurance expenses	161.0	177.1	494.9	530.8
Non-operating expenses	11.0	8.2	33.9	20.9
Interest expense	6.8	5.5	18.7	16.3
Fee and other (income) expense, net	0.1	(1.1)	(1.8)	(1.8)
Foreign currency exchange (gains) losses	(9.1)	(1.3)	(16.5)	4.4
Impairment of goodwill and intangible assets	28.5	—	28.5	—
Total expenses	497.1	500.1	1,416.1	1,461.5
Income (loss) before income taxes	(52.8)	28.2	(44.9)	138.1
Income tax provision (benefit)	(4.0)	5.8	21.1	16.1
Net income (loss)	$(48.8)	$22.4	$(66.0)	$122.0
Dividends on preferred shares	2.6	2.6	7.9	7.9
Net income (loss) attributable to common shareholders	$(51.4)	$19.8	$(73.9)	$114.1

Net income (loss) attributable to common shareholders per common share:
Basic	$(1.47)	$0.57	$(2.11)	$3.28
Diluted	$(1.47)	$0.56	$(2.11)	$3.26
Dividend declared per common share	$0.31	$0.31	$0.93	$0.93
Weighted average common shares:
Basic	35,014,182	34,852,274	34,955,787	34,794,078
Diluted	35,014,182	35,034,250	34,955,787	35,059,966

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(48.8)	$22.4	$(66.0)	$122.0
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	(1.0)	(2.3)	(1.4)	0.2
Reclassification adjustment for foreign currency translation included in net income	—	—	31.8	—
Defined benefit pension plans:
Net gain arising during the year	—	—	—	1.9
Unrealized losses on fixed maturity securities:
(Losses) gains arising during the year	(137.6)	(31.5)	(460.0)	(60.3)
Reclassification adjustment for losses (gains) included in net income	47.5	8.2	42.1	(11.0)
Other comprehensive (loss) income before tax	(91.1)	(25.6)	(387.5)	(69.2)
Income tax (benefit) provision related to other comprehensive income (loss):
Defined benefit pension plans:
Net gain arising during the year	—	—	—	0.4
Unrealized gains (losses) on fixed maturity securities:
Losses arising during the year	(24.0)	(4.8)	(86.1)	(11.1)
Reclassification adjustment for losses (gains) included in net income (loss)	9.8	0.4	8.8	(1.9)
Income tax (benefit) provision related to other comprehensive income (loss)	(14.2)	(4.4)	(77.3)	(12.6)
Other comprehensive loss, net of tax	(76.9)	(21.2)	(310.2)	(56.6)
Comprehensive (loss) income	$(125.7)	$1.2	$(376.2)	$65.4

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except number of shares and per share amounts)
(Unaudited)

	Preferred Shares and Additional Paid-in Capital	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity
Balance, June 30, 2021	$144.0	$46.2	$1,383.1	$(455.1)	$756.5	$23.2	$1,897.9
Net income	—	—	—	—	22.4	—	22.4
Other comprehensive loss - Change in fair value of fixed maturities, net of taxes	—	—	—	—	—	(18.9)	(18.9)
Other comprehensive loss, net - Other	—	—	—	—	—	(2.3)	(2.3)
Activity under stock incentive plans	—	—	1.5	—	—	—	1.5
Retirement of common shares (tax payments on equity compensation)	—	—	(0.1)	—	—	—	(0.1)
Employee stock purchase plan	—	—	0.5	—	—	—	0.5
Dividends on preferred shares	—	—	—	—	(2.6)	—	(2.6)
Cash dividend declared - common shares ($0.31/share)	—	—	—	—	(10.8)	—	(10.8)
Balance, September 30, 2021	$144.0	$46.2	$1,385.0	$(455.1)	$765.5	$2.0	$1,887.6

Balance, June 30, 2022	$144.0	$46.3	$1,388.9	$(455.1)	$592.6	$(256.0)	$1,460.7
Net loss	—	—	—	—	(48.8)	—	(48.8)
Other comprehensive loss - Change in fair value of fixed maturities, net of taxes	—	—	—	—	—	(75.9)	(75.9)
Other comprehensive loss, net - Other	—	—	—	—	—	(1.0)	(1.0)
Activity under stock incentive plans	—	0.1	3.9	—	—	—	4.0
Retirement of common shares (tax payments on equity compensation)	—	(0.1)	(0.6)	—	—	—	(0.7)
Employee stock purchase plan	—	—	0.4	—	—	—	0.4
Dividends on preferred shares	—	—	—	—	(2.6)	—	(2.6)
Cash dividend declared - common shares ($0.31/share)	—	—	—	—	(11.2)	—	(11.2)
Balance, September 30, 2022	$144.0	$46.3	$1,392.6	$(455.1)	$530.0	$(332.9)	$1,324.9

See accompanying notes.

	Preferred Shares and Additional Paid-in Capital	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity
Balance, December 31, 2020	$144.0	$46.0	$1,380.2	$(455.1)	$684.1	$58.6	$1,857.8
Net income	—	—	—	—	122.0	—	122.0
Other comprehensive loss - Change in fair value of fixed maturities, net of taxes	—	—	—	—	—	(58.3)	(58.3)
Other comprehensive income, net - Other	—	—	—	—	—	1.7	1.7
Activity under stock incentive plans	—	0.2	5.8	—	—	—	6.0
Retirement of common shares (tax payments on equity compensation)	—	—	(2.5)	—	—	—	(2.5)
Employee stock purchase plan	—	—	1.5	—	—	—	1.5
Dividends on preferred shares	—	—	—	—	(7.9)	—	(7.9)
Cash dividend declared - common shares ($0.93/share)	—	—	—	—	(32.7)	—	(32.7)
Balance, September 30, 2021	$144.0	$46.2	$1,385.0	$(455.1)	$765.5	$2.0	$1,887.6

Balance, December 31, 2021	$144.0	$46.2	$1,386.4	$(455.1)	$636.4	$(22.7)	$1,735.2
Net loss	—	—	—	—	(66.0)	—	(66.0)
Other comprehensive loss - change in fair value of fixed maturities, net of taxes	—	—	—	—	—	(340.6)	(340.6)
Other comprehensive income, net - other	—	—	—	—	—	30.4	30.4
Activity under stock incentive plans	—	0.2	6.8	—	—	—	7.0
Retirement of common shares (tax payments on equity compensation)	—	(0.1)	(1.9)	—	—	—	(2.0)
Employee stock purchase plan	—	—	1.3	—	—	—	1.3
Dividends on preferred shares	—	—	—	—	(7.9)	—	(7.9)
Cash dividend declared - common shares ($0.93/share)	—	—	—	—	(32.5)	—	(32.5)
Balance, September 30, 2022	$144.0	$46.3	$1,392.6	$(455.1)	$530.0	$(332.9)	$1,324.9

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows provided by (used in) operating activities:
Net income (loss)	$(66.0)	$122.0
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization and depreciation	15.0	28.5
Share-based payments expense	6.4	6.4
Deferred income tax benefit, net	(2.6)	(14.4)
Net investment and other (gains) losses	119.6	(32.5)
Undistributed earnings from alternative investment portfolio	(21.8)	(74.8)
Loss on disposals of long-lived assets, net	(0.6)	1.7
Foreign currency exchange (gains) losses	(16.5)	4.4
Impairment of goodwill and intangibles	28.5	—
Change in:
Accrued investment income	(2.2)	0.9
Receivables	(274.2)	30.2
Deferred acquisition costs	(17.3)	(12.0)
Ceded unearned premiums	40.4	2.3
Reserves for losses and loss adjustment expenses	334.6	36.5
Unearned premiums	(2.9)	77.3
Ceded reinsurance payable and funds held	(32.1)	(176.3)
Income taxes	1.0	(1.0)
Accrued underwriting expenses and other liabilities	(11.6)	42.5
Other, net	1.8	(0.9)
Cash provided by operating activities	99.5	40.8
Cash flows provided by (used in) investing activities:
Sales of fixed maturity investments	678.3	786.4
Maturities and mandatory calls of fixed maturity investments	323.8	591.1
Sales of equity securities	16.3	36.9
Sales of other investments	45.3	81.1
Purchases of fixed maturity investments	(1,042.1)	(1,511.9)
Purchases of equity securities	(1.0)	(5.3)
Purchases of other investments	(36.2)	(40.1)
Change in foreign regulatory deposits and voluntary pools	(4.0)	36.2
Purchase of mortgage loans	(158.8)	—
Change in short-term investments	82.2	32.3
Settlements of foreign currency exchange forward contracts	(21.5)	(9.7)
Proceeds from business divestitures, net of cash transferred	13.9	—
Purchases of fixed assets, net	(2.3)	16.0
Other, net	—	37.6
Cash provided by (used in) investing activities	(106.1)	50.6
Cash flows provided by (used in) financing activities:
Activity under stock incentive plans	2.1	1.2
Payment of cash dividends to preferred shareholders	(7.9)	(7.9)
Payment of cash dividends to common shareholders	(32.5)	(32.7)
Cash used in financing activities	(38.3)	(39.4)
Effect of exchange rate changes on cash	(1.8)	1.2
Change in cash	(46.7)	53.2
Cash, beginning of year	146.1	148.8
Cash, end of period	$99.4	$202.0
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
The interim financial information as of, and for, the three and nine months ended, September 30, 2022 and 2021 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain reclassifications have been made to financial information presented for prior years to conform to the current year’s presentation.
Sale of Argo Underwriting Agency Limited
On September 8, 2022, Argo International Holdings Limited (the “Seller”), a wholly-owned subsidiary of the Company and Ohio Farmers Insurance Company (the “Buyer”), part of the Westfield group of insurance companies, entered into a sale and purchase agreement (the “Transaction”) under which the Seller agreed to sell, and the Buyer agreed to purchase, the entire issued share capital of Argo Underwriting Agency Limited (“AUA”).
The base cash consideration for the purchase is $125.0 million, which will be adjusted to reflect the extent by which AUA’s net assets as at completion are greater or lesser than AUA net assets as at March 31, 2022. As a result of the sale, an impairment was recorded in the amount of $28.5 million, consisting of $17.3 million of indefinite lived intangible assets and $11.2 million of goodwill, representing the difference between the carrying value and implied fair value as determined by the consideration to be received. In addition, the Buyer will be obliged to replace certain funds provided by the Company to support the activities of AUA and certain of its subsidiaries at Lloyd’s of London, which would then be released to the Company.
The Transaction is subject to a number of closing conditions, including regulatory approvals from Lloyd’s of London, the UK Prudential Regulation Authority and the UK Financial Conduct Authority among others. None of the closing conditions or regulatory approvals were completed or received in advance of the execution of the purchase agreement. There can be no assurance that these required closing conditions or regulatory approvals will be met or received, or will be on terms acceptable to the parties. As of September 30, 2022, numerous closing conditions, including regulatory approvals, remained open.
In addition, the completion of certain closing conditions are not within the Company’s control, and as such, uncertainty exists surrounding the timing and closure of the Transaction. Should the Transaction fail to be completed as a result of regulatory or other closing conditions, it is likely that significant changes to the Company’s plan of sale would be made. Although the Company is not aware of any specific issues that would prevent the closing of the Transaction, until the Company has received regulatory approval and executed certain critical transactions which may involve third parties as part of the closing conditions, the Company cannot conclude as of September 30, 2022 that the closing of the Transaction is probable before September 30, 2023.
Loss Portfolio Transfer - U.S.
On August 8, 2022, the Company entered into a loss portfolio transfer agreement with a wholly owned subsidiary of Enstar Group Limited (“Enstar”) covering a majority of the Company’s U.S. casualty insurance reserves, including construction, for accident years 2011 to 2019.
Enstar’s subsidiary will provide ground up cover of $746.0 million of reserves, and an additional $275.0 million of cover in excess of $821.0 million, up to a policy limit of $1,096.0 million. The Company will retain a loss corridor of $75.0 million up to $821.0 million. For the nine months ended September 30, 2022, the Company recognized $37.7 million of losses that fall within the corridor.
In addition, as a result of the anticipated loss portfolio transfer, the Company determined that it is more likely than not it will be required to sell certain securities before recovery of its amortized cost. As such, the Company recognized $34.2 million of realized losses related to the impairment of assets that will be transferred at fair value to a third party at the close of the transaction. These losses were previously a component of accumulated other comprehensive income. The impairment is included as a component of Net realized investment and other gains (losses) in our Condensed Consolidated Statements of Income (Loss).
The transaction with Enstar closed on November 9, 2022. See Note 16, “Subsequent Events” for additional information.
Sale of ArgoGlobal SE
On June 22, 2022, we completed the sale of our Malta operations, ArgoGlobal Holdings (Malta) Ltd. and its subsidiaries (“AGSE”) to RiverStone Holdings Limited (part of the RiverStone International Group) for €4.9 million (approximately $5.2 million), subject to the terms and conditions set forth in the purchase agreement. AGSE is one of the business units within our International Operations reporting segment. As a result, we realized a loss on the sale of AGSE of $21.3 million, which is included as a component of Net realized investment and other gains (losses) in our Condensed Consolidated Statements of Income (Loss). This amount includes $4.5 million of losses from the realization of historical foreign currency translation, which was previously a component of accumulated other comprehensive income.
Loss Portfolio Transfer - Syndicate 1200
In April 2022, Argo Managing Agency Limited, for and on behalf of Lloyd’s Syndicate 1200, reached an agreement to enter into a loss portfolio transfer of the 2018 and 2019 years of account to Riverstone Managing Agency Limited, for and on behalf of Lloyd's Syndicate 3500, retrospectively from January 1, 2022.
Sale of Argo Seguros Brasil S.A.
On February 15, 2022, we completed the sale of our Brazilian operations, Argo Seguros Brasil S.A. (“Argo Seguros”), to Spice Private Equity Ltd., an investment company focused on global private equity investments, for a final purchase price of 140 million Brazilian Reais (approximately $26.9 million), subject to the terms and conditions set forth in the purchase agreement. Argo Seguros is one of the business units within our International Operations reporting segment. As a result, we realized a loss on the sale of Argo Seguros of $33.8 million in 2022, which is included as a component of Net realized investment and other gains (losses) in our Condensed Consolidated Statements of Income (Loss). This amount includes $27.3 million of losses from the realization of historical foreign currency translation, which was previously a component of accumulated other comprehensive income. We previously recognized a $6.3 million loss during 2021 as we adjusted the carrying value of Argo Seguros to its fair value.
Basis of Presentation and Use of Estimates
Commercial Mortgage Loans
Commercial mortgages are carried at unpaid principal balances less allowance for credit losses, plus or minus adjustments for the accretion or amortization of discount or premium. Interest income on such loans is accrued as earned.

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
3.    Investments
Included in Total investments in our Consolidated Balance Sheets at September 30, 2022 and December 31, 2021 is $56.4 million and $89.6 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party participants that provide underwriting capital to the operations of Syndicates 1200 and 1910.
Fixed Maturities
The amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses, and fair value of fixed maturity investments were as follows:

September 30, 2022
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturities
U.S. Governments	$548.9	$—	$37.1	$—	$511.8
Foreign Governments	222.7	0.1	23.8	0.7	198.3
Obligations of states and political subdivisions	171.6	0.7	10.9	0.4	161.0
Corporate bonds	1,864.4	1.5	186.9	2.1	1,676.9
Commercial mortgage-backed securities	398.4	—	52.6	—	345.8
Residential mortgage-backed securities	415.3	0.2	52.6	—	362.9
Asset-backed securities	195.8	—	13.3	0.1	182.4
Collateralized loan obligations	314.4	—	23.2	—	291.2
Total fixed maturities	$4,131.5	$2.5	$400.4	$3.3	$3,730.3

December 31, 2021
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturities
U.S. Governments	$422.7	$5.5	$3.2	$—	$425.0
Foreign Governments	234.7	2.2	3.9	0.2	232.8
Obligations of states and political subdivisions	166.7	5.8	1.2	—	171.3
Corporate bonds	1,972.3	33.5	20.3	2.2	1,983.3
Commercial mortgage-backed securities	416.7	6.3	4.3	—	418.7
Residential mortgage-backed securities	480.7	7.5	5.7	—	482.5
Asset-backed securities	173.0	1.3	0.6	0.1	173.6
Collateralized loan obligations	336.4	1.3	1.6	—	336.1
Total fixed maturities	$4,203.2	$63.4	$40.8	$2.5	$4,223.3

Contractual Maturity
The amortized cost and fair values of fixed maturity investments as of September 30, 2022, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$174.0	$170.8
Due after one year through five years	1,921.3	1,783.4
Due after five years through ten years	647.5	542.1
Due after ten years	64.7	51.6
Structured securities	1,324.0	1,182.4
Total	$4,131.5	$3,730.3
The actual maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.
Other Investments
Details regarding the carrying value and unfunded investment commitments of other investments as of September 30, 2022 and December 31, 2021 were as follows:

September 30, 2022
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$55.0	$—
Private equity	263.0	116.3
Overseas deposits	78.9	—
Other	4.7	—
Total other investments	$401.6	$116.3

December 31, 2021
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$58.6	$—
Private equity	248.9	64.2
Overseas deposits	74.9	—
Other	4.8	—
Total other investments	$387.2	$64.2
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
•Overseas deposits: Overseas deposits are principally invested in short-term sovereign fixed income and investment grade corporate securities.
•Other: Other includes participation in investment pools.

Unrealized Losses
An aging of unrealized losses on our investments in fixed maturities is presented below:

September 30, 2022	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$430.0	$26.0	$81.8	$11.1	$511.8	$37.1
Foreign Governments	134.6	17.4	63.7	6.4	198.3	23.8
Obligations of states and political subdivisions	141.7	6.4	19.3	4.5	161.0	10.9
Corporate bonds	1,305.7	111.1	371.2	75.8	1,676.9	186.9
Commercial mortgage-backed securities	243.2	26.0	102.6	26.6	345.8	52.6
Residential mortgage-backed securities	232.3	25.1	130.6	27.5	362.9	52.6
Asset-backed securities	175.8	12.4	6.6	0.9	182.4	13.3
Collateralized loan obligations	278.2	22.3	13.0	0.9	291.2	23.2
Total fixed maturities	$2,941.5	$246.7	$788.8	$153.7	$3,730.3	$400.4

December 31, 2021	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$193.4	$2.6	$14.6	$0.6	$208.0	$3.2
Foreign Governments	152.4	3.3	2.6	0.6	155.0	3.9
Obligations of states and political subdivisions	46.0	0.8	0.1	0.4	46.1	1.2
Corporate bonds	854.3	18.3	41.7	2.0	896.0	20.3
Commercial mortgage-backed securities	198.8	4.1	6.5	0.2	205.3	4.3
Residential mortgage-backed securities	284.2	5.6	4.0	0.1	288.2	5.7
Asset-backed securities	62.6	0.6	—	—	62.6	0.6
Collateralized loan obligations	176.1	1.6	0.5	—	176.6	1.6
Total fixed maturities	$1,967.8	$36.9	$70.0	$3.9	$2,037.8	$40.8
We hold a total of 5,020 fixed maturity securities, of which 1,115 were in an unrealized loss position for less than one year and 306 were in an unrealized loss position for a period one year or greater as of September 30, 2022. The unrealized losses as of September 30, 2022 are primarily driven from interest rate movements.
Allowance for Credit Losses
For fixed maturities with a decline in fair value below the amortized cost due to credit-related factors, an allowance is established for the difference between the estimated recoverable value and amortized cost with a corresponding charge to Net investment and other gains (losses) in the Condensed Consolidated Statements of Income (Loss). The allowance is limited to the difference between amortized cost and fair value. The estimated recoverable value is the present value of cash flows expected to be collected, as determined by management. The difference between fair value and amortized cost that is not associated with credit-related factors is recognized in the Condensed Consolidated Statements of Comprehensive Income (Loss). Accrued interest is excluded from the measurement of the allowance for credit losses.
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
The following table presents a roll-forward of the changes in allowance for credit losses on available-for-sale fixed maturities by industry category for the three and nine months ending September 30, 2022 and 2021, respectively:

(in millions)	Foreign Governments	Obligations of states and political subdivisions	Corporate bonds	Asset backed securities	Total
Beginning balance, June 30, 2022	$0.5	$0.4	$1.0	$0.1	$2.0
Securities for which allowance was not previously recorded	0.1	—	1.1	—	1.2
Securities sold during the period	—	—	—	—	—
Reductions for credit impairments	—	—	—	—	—
Additional net increases (decreases) in existing allowance	0.1	—	—	—	0.1
Ending balance, September 30, 2022	$0.7	$0.4	$2.1	$0.1	$3.3

(in millions)	Foreign Governments	Obligations of states and political subdivisions	Corporate bonds	Asset backed securities	Total
Beginning balance, June 30, 2021	$0.2	$—	$6.2	$—	$6.4
Securities for which allowance was not previously recorded	—	—	0.7	0.2	0.9
Securities sold during the period	—	—	(0.2)	—	(0.2)
Additional net increases (decreases) in existing allowance	—	—	(0.1)	—	(0.1)
Ending balance, September 30, 2021	$0.2	$—	$6.6	$0.2	$7.0

(in millions)	Foreign Governments	Obligations of states and political subdivisions	Corporate bonds	Asset backed securities	Total
Beginning balance, January 1, 2022	$0.2	$—	$2.2	$0.1	$2.5
Securities for which allowance was not previously recorded	0.4	—	1.6	—	2.0
Securities sold during the period	(0.1)	—	(0.6)	—	(0.7)
Reductions for credit impairments	—	—	(1.4)	—	(1.4)
Additional net increases (decreases) in existing allowance	0.2	0.4	0.3	—	0.9
Ending balance, September 30, 2022	$0.7	$0.4	$2.1	$0.1	$3.3

(in millions)	Foreign Governments	Obligations of states and political subdivisions	Corporate bonds	Asset backed securities	Total
Beginning balance, January 1, 2021	$0.2	$0.1	$6.1	$0.2	$6.6
Securities for which allowance was not previously recorded	—	—	2.7	0.2	2.9
Securities sold during the period	—	—	(1.1)	—	(1.1)
Additional net increases (decreases) in existing allowance	—	(0.1)	(1.1)	(0.2)	(1.4)
Ending balance, September 30, 2021	$0.2	$—	$6.6	$0.2	$7.0
Total credit impairment (gains) losses, net of allowance for credit losses, included in Net investment and other gains (losses) in the Condensed Consolidated Statements of Income (Loss) was $1.3 million and $2.9 million for the three and nine months ended

September 30, 2022, respectively. Total credit impairment (gains) losses, net of allowance for credit losses, included in Net investment and other gains (losses) in the Condensed Consolidated Statements of Income was $0.8 million and $1.5 million for the three and nine months ended September 30, 2021, respectively.
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
Commercial Mortgage Loans
Commercial mortgage loan investments are composed of participation interests in a portfolio of commercial mortgage loans. Loan collateral is diversified with regard to property type and geography. The following table presents loans by property type:

	September 30, 2022
(in millions)	Cost	Composition	Loan Count
Apartments	$86.3	54.4%	16
Hotel	25.0	15.7%	4
Industrial	26.0	16.3%	4
Retail	21.5	13.6%	4
Total	$158.8	100.0%	28

The following table presents our loans by Debt Service Covenant Ratio (“DSCR”):

	September 30, 2022
(in millions)	Cost	Loan Count
1.00 to 1.50	$10.4	2
Greater than 1.5 to 2.0	59.3	10
Greater than 2.0 to 3.0	52.0	10
Greater than 3.0 to 4.0	25.8	4
Greater than 4.0	11.3	2
Total	$158.8	28

The following table presents loans by Loan To Value (“LTV”):

	September 30, 2022
(in millions)	Cost	Loan Count
Equal to or less than 50.0%	$35.6	6
Greater than 50.0% to 55.0%	9.1	2
Greater than 55.0% to 60.0%	42.6	8
Greater than 60.0% to 70.0%	71.5	12
Total	$158.8	28

The following table presents loans by maturity:

	September 30, 2022
(in millions)	Cost	Loan Count
Greater than One Year and Less than Three	$54.8	$10
Greater than Three Years and Less than Five Years	33.8	6
Greater than Five Years and Less than Seven Years	20.4	4
Greater than Seven Years and Less than Ten Years	49.8	8
Total	$158.8	28
Investment Gains and Losses
The following table presents our gross realized investment gains and losses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Realized gains on fixed maturities and other:
Fixed maturities	$1.1	$3.3	$17.0	$26.3
Other investments, including short-terms	7.8	0.9	19.9	8.9
Other assets	—	—	—	3.4
	8.9	4.2	36.9	38.6

Realized losses on fixed maturities and other:
Fixed maturities	(3.5)	(0.4)	(24.9)	(5.0)
Other investments, including short-terms	(12.1)	(3.3)	(40.1)	(16.6)
Other assets	—	(1.4)	—	(14.0)
	(15.6)	(5.1)	(65.0)	(35.6)

Other net losses recognized on fixed maturities and other:
Credit gains (losses) on fixed maturities	(1.5)	(0.7)	(4.9)	(1.5)
Impairment related to change in intent(1)	(34.2)	—	(34.2)	—
Other(2)	(1.4)	—	(55.1)	—
	(37.1)	(0.7)	(94.2)	(1.5)
Equity securities:
Net realized gains (losses) on equity securities	0.2	1.4	0.2	0.3
Change in unrealized gains (losses) on equity securities held at the end of the period	(1.1)	(5.1)	2.5	30.7
Net gains (losses) on equity securities	(0.9)	(3.7)	2.7	31.0
Net investment and other gains (losses) before income taxes	(44.7)	(5.3)	(119.6)	32.5
Income tax (benefit) provision	(7.0)	—	(8.8)	—
Net investment and other gains (losses), net of income taxes	$(37.7)	$(5.3)	$(110.8)	$32.5
(1)Refer to the Loss Portfolio Transfer - U.S. in Note 1, “Business and Significant Accounting Policies” for additional information.
(2) Refer to the sale of AGSE and Argo Seguros in Note 1, “Business and Significant Accounting Policies” for additional information.
The cost of securities sold is based on the specific identification method.

Changes in unrealized gains (losses) related to investments are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Change in unrealized gains (losses)
Fixed maturities	$(88.9)	$(23.0)	$(417.6)	$(70.7)
Other and short-term investments	(1.2)	(0.3)	(0.3)	(0.6)
Net unrealized investment gains (losses) before income taxes	(90.1)	(23.3)	(417.9)	(71.3)
Income tax provision (benefit)	(14.2)	(4.4)	(77.3)	(13.0)
Net unrealized investment gains (losses), net of income taxes	$(75.9)	$(18.9)	$(340.6)	$(58.3)
Foreign Currency Exchange Forward Contracts
We enter into foreign currency exchange forward contracts to manage operational currency exposure from our non-USD insurance operations, and gain exposure to a total return strategy which invests in multiple currencies. The currency forward contracts are carried at fair value in our Condensed Consolidated Balance Sheets in Other liabilities and Other assets at September 30, 2022 and December 31, 2021, respectively. The net realized gains and (losses) are included in Net realized investment and other gains (losses) in our Condensed Consolidated Statements of Income (Loss).
The fair value of our foreign currency exchange forward contracts as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022		December 31, 2021
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Operational currency exposure	$288.8	$(3.4)	$276.3	$(0.3)
Asset manager investment exposure	25.0	3.8	35.5	(0.3)
Total	$313.8	$0.4	$311.8	$(0.6)
The following table represents our gross realized investment gains and losses on our foreign currency exchange forward contracts:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Realized gains
Operational currency exposure	$4.7	$—	$12.5	$7.1
Asset manager investment exposure	3.1	1.0	7.3	2.8
Total return strategy	—	6.9	—	13.0
Gross realized investment gains	7.8	7.9	19.8	22.9
Realized losses
Operational currency exposure	(11.2)	(5.2)	(36.7)	(17.8)
Asset manager investment exposure	—	—	(1.0)	(0.8)
Total return strategy	—	(6.9)	—	(12.0)
Gross realized investment losses	(11.2)	(12.1)	(37.7)	(30.6)
Net realized investment (losses) gains on foreign currency exchange forward contracts	$(3.4)	$(4.2)	$(17.9)	$(7.7)

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

(in millions)	September 30, 2022	December 31, 2021
Securities on deposit for regulatory and other purposes	$158.5	$195.6
Securities pledged as collateral for letters of credit and other	178.5	193.9
Securities on deposit supporting Lloyd’s business (1)	257.0	296.8
Total restricted investments	$594.0	$686.3
(1) Argo Group is required to maintain Funds at Lloyd’s (“FAL”) to support its business for Syndicate 1200 and Syndicate 1910. At September 30, 2022 the amount of securities pledged for FAL was $257.0 million, of which $134.0 million was provided by Argo Re, Ltd.
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
To validate the fair value of investments in the Company’s financial statements, we receive prices from multiple sources including third-party pricing services and our outside investment managers. Through a comparative analysis, the Company validates the reasonableness of its valuations. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of September 30, 2022 and December 31, 2021. A description of the valuation techniques we use to measure assets at fair value is as follows:
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
Based on an analysis of the inputs, our financial assets and liabilities measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	September 30, 2022	Level 1 (1)	Level 2 (2)	Level 3 (3)
Fixed maturities
U.S. Governments	$511.8	$507.5	$4.3	$—
Foreign Governments	198.3	—	198.3	—
Obligations of states and political subdivisions	161.0	—	161.0	—
Corporate bonds	1,676.9	—	1,654.3	22.6
Commercial mortgage-backed securities	345.8	—	345.8	—
Residential mortgage-backed securities	362.9	—	362.9	—
Asset-backed securities	182.4	—	163.2	19.2
Collateralized loan obligations	291.2	—	291.2	—
Total fixed maturities	3,730.3	507.5	3,181.0	41.8
Equity securities	43.9	26.9	—	17.0
Other investments	79.2	—	79.2	—
Short-term investments	570.7	570.3	0.4	—
Derivatives	0.4	—	0.4	—
Total assets	$4,424.5	$1,104.7	$3,261.0	$58.8
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
(1) Quoted prices in active markets for identical assets
(2) Significant other observable inputs
(3) Significant unobservable inputs
The fair value measurements in the tables above do not equal Total investments on our Consolidated Balance Sheets as they primarily exclude other investments that are accounted for under the equity-method of accounting as well as hedge funds which are carried at NAV as a practical expedient.
A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:
Fair Value Measurements Using Unobservable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2022	$2.8	$14.7	$17.5
Transfers into Level 3	42.6	0.6	43.2
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income	(0.3)	0.6	0.3
Included in other comprehensive income	(2.9)	—	(2.9)
Purchases, issuances, sales, and settlements:
Purchases	1.4	1.1	2.5
Issuances	—	—	—
Sales	(1.8)	—	(1.8)
Settlements	—	—	—
Ending balance, September 30, 2022	$41.8	$17.0	$58.8
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2022	$—	$(3.6)	$(3.6)

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2021	$7.0	$17.5	$24.5
Transfers into Level 3	—	2.4	2.4
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income	—	4.2	4.2
Included in other comprehensive loss	(0.8)	—	(0.8)
Purchases, issuances, sales, and settlements:
Purchases	0.1	1.2	1.3
Issuances	—	—	—
Sales	(3.5)	(10.6)	(14.1)
Settlements	—	—	—
Ending balance, December 31, 2021	$2.8	$14.7	$17.5
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2021	$—	$—	$—
At September 30, 2022 and December 31, 2021, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.
The Company holds investments in commercial mortgage loans reported at cost, less an allowance for expected credit losses, on the Balance Sheet. As of September 30, 2022, the cost and estimated fair value of the investments in commercial mortgage loans were:

	September 30, 2022
(in millions)	Cost	Fair Value
Commercial Mortgage Loans	$158.8	$152.7

4.    Allowance for Credit Losses
Premiums receivable
The following table represents the balances of premiums receivable, net of allowance for expected credit losses, at September 30, 2022 and January 1, 2022, and the changes in the allowance for expected credit losses for the nine months ended September 30, 2022.

(in millions)	Premiums Receivable, Net of Allowance for Estimated Uncollectible Premiums	Allowance for Estimated Uncollectible Premiums
Balance, January 1, 2022	$648.6	$5.7
Current period change for estimated uncollectible premiums		0.2
Write-offs of uncollectible premiums receivable (1)		(1.8)
Balance, September 30, 2022	$656.5	$4.1
(1)Includes allowance transferred as a result of divestitures in the amount of $1.5 million.
Reinsurance Recoverables
The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, at September 30, 2022 and January 1, 2022, and changes in the allowance for estimated uncollectible reinsurance for the nine months ended September 30, 2022.

(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance
Balance, January 1, 2022	$2,966.4	$3.8
Current period change for estimated uncollectible reinsurance		0.7
Write-offs of uncollectible reinsurance recoverables		—
Balance, September 30, 2022	$3,015.8	$4.5
We primarily utilize A.M. Best credit ratings when determining the allowance, and adjust as needed based on our historical experience with the reinsurers. A portion of our reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.

5.    Reserves for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Nine Months Ended September 30,
(in millions)	2022	2021
Net reserves beginning of the year	$3,123.2	$2,906.1
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	826.8	884.9
Prior accident years	31.6	6.0
Losses and LAE incurred during calendar year, net of reinsurance	858.4	890.9
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	112.0	100.5
Prior accident years	623.2	552.8
Losses and LAE payments made during current calendar year, net of reinsurance:	735.2	653.3

Divestitures (1)	(35.2)	—
Net reserves ceded:
Loss portfolio transfer (for years of account 2019 and 2018) (2)	(175.5)	—
Reinsurance to close transaction (for years of account 2017 and prior) (3)	—	219.7
Change in participation interest (4)	32.2	12.5
Foreign exchange adjustments	(10.6)	(7.3)
Net reserves - end of period	3,057.3	2,929.2
Add:
Reinsurance recoverables on unpaid losses and LAE, end of period	2,674.1	2,510.3
Gross reserves - end of period	$5,731.4	$5,439.5
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
Underwriting results for the nine months ended September 30, 2022 included net losses and loss adjustment expenses for Hurricane Ian of $23.4 million.
The impact from the (favorable) unfavorable development of prior accident years’ loss and LAE reserves on each reporting segment is presented below:

	For the Nine Months Ended September 30,
(in millions)	2022	2021
U.S. Operations	$27.9	$(0.7)
International Operations	0.8	0.1
Run-off Lines	2.9	6.6
Total (favorable) unfavorable prior-year development	$31.6	$6.0

The following describes the primary factors behind each segment’s prior accident year reserve development for the nine months ended September 30, 2022 and 2021:
Nine months ended September 30, 2022:
•U.S. Operations: Unfavorable development primarily related to liability and property lines, including the impact of large losses, partially offset by favorable development in specialty lines. The unfavorable prior year development was largely driven by businesses we have exited, and relates to accident years 2019 and prior partially offset by favorable prior year development on accident years 2020 and 2021.
•International Operations: Unfavorable development primarily related to unfavorable movements in professional lines in Argo Insurance Bermuda, partially offset by favorable development in Syndicate 1200 property and liability lines.
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
Debt. At September 30, 2022 and December 31, 2021, the fair value of our debt instruments is determined using both Level 1 and Level 2 inputs, as previously defined in Note 3, “Investments.”
We receive fair value prices from third-party pricing services for our financial instruments as well as for similar financial instruments. These prices are determined using observable market information such as publicly traded quoted prices, and trading prices for similar financial instruments actively being traded in the current market. We have reviewed the processes used by the third-party providers for pricing the instruments and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of September 30, 2022 and December 31, 2021. A description of the valuation techniques we use to measure these liabilities at fair value is as follows:
Senior Unsecured Fixed Rate Notes Level 1:
•Our senior unsecured fixed rate notes are valued using Level 1 inputs. For these securities, we obtain fair value measurements from a third-party pricing service using quoted prices (unadjusted) in active markets at the reporting date.

Junior Subordinated Debentures and Floating Rate Loan Stock Level 2:
•Our trust preferred debentures, subordinated debentures and floating rate loan stock are typically valued using Level 2 inputs. For these securities, we obtain fair value measurements from a third-party pricing service using quoted prices for similar securities being traded in active markets at the reporting date, as our specific debt instruments are less frequently traded.
A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	September 30, 2022		December 31, 2021
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures:
Trust preferred debentures	$172.7	$168.2	$172.7	$172.9
Subordinated debentures	85.8	89.4	85.5	91.9
Total junior subordinated debentures	258.5	257.6	258.2	264.8
Senior unsecured fixed rate notes	140.5	131.6	140.3	148.4
Floating rate loan stock	52.5	51.1	57.0	57.1
	$451.5	$440.3	$455.5	$470.3
Based on an analysis of the inputs, our financial instruments measured at fair value for disclosure purposes have been categorized as follows:

	Fair Value Measurements at Reporting Date Using
(in millions)	September 30, 2022	Level 1 (1)	Level 2 (2)	Level 3 (3)
Junior subordinated debentures:
Trust preferred debentures	$168.2	$—	$168.2	$—
Subordinated debentures	89.4	—	89.4	—
Total junior subordinated debentures	257.6	—	257.6	—
Senior unsecured fixed rate notes	131.6	131.6	—	—
Floating rate loan stock	51.1	—	51.1	—
	$440.3	$131.6	$308.7	$—
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
(1) Quoted prices in active markets for identical assets
(2) Significant other observable inputs
(3) Significant unobservable inputs

7.    Shareholders’ Equity
Dividends
On August 4, 2022, our Board of Directors declared a quarterly cash dividend in the amount of $0.31 on each common share outstanding. On September 15, 2022, we paid $11.2 million to our shareholders of record on August 31, 2022.
On August 4, 2022, our Board of Directors declared a quarterly cash dividend in the amount of $437.50 per share on our 7.00% Resettable Fixed Rate Preference Shares, Series A, par value of $1.00 per share, with a liquidation preference of $25,000 per share (the “Series A Preference Shares”). Holders of depositary shares, each representing a 1/1,000th interest in a Series A Preference Share (the “Depositary Shares”), received $0.43750 per Depositary Share. On September 15, 2022, we paid $2.6 million to our shareholders of record of Series A Preference Shares on August 31, 2022.
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
Stock Repurchases
On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all previous repurchase authorizations. As of September 30, 2022, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
We did not repurchase any common shares for the nine months ended September 30, 2022 and September 30, 2021.
8.    Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive (loss) income, net of taxes (where applicable) by component for the nine months ended September 30, 2022 and 2021 is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2022	$(35.3)	$19.7	$(7.1)	$(22.7)
Other comprehensive loss before reclassifications	(1.4)	(373.9)	—	(375.3)
Amounts reclassified from accumulated other comprehensive loss	31.8	33.3	—	65.1
Net current-period other comprehensive income (loss)	30.4	(340.6)	—	(310.2)
Balance, September 30, 2022	$(4.9)	$(320.9)	$(7.1)	$(332.9)

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2021	$(37.9)	$105.1	$(8.6)	$58.6
Other comprehensive income (loss) before reclassifications	0.2	(49.2)	1.5	(47.5)
Amounts reclassified from accumulated other comprehensive loss	—	(9.1)	—	(9.1)
Net current-period other comprehensive income (loss)	0.2	(58.3)	1.5	(56.6)
Balance, September 30, 2021	$(37.7)	$46.8	$(7.1)	$2.0

The amounts reclassified from accumulated other comprehensive income (loss) shown in the above table have been included in the following captions in our Condensed Consolidated Statements of Income (Loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Unrealized gains and losses on securities:
Net realized investment gains (losses) (1)	$47.5	$8.2	$42.1	$(11.0)
Provision for income taxes	(9.8)	(0.4)	(8.8)	1.9
Foreign currency translation adjustments:
Net realized foreign currency translation losses (2)	—	—	31.8	—
Total, net of taxes	$37.7	$7.8	$65.1	$(9.1)
(1) Net realized investment gains (losses) includes losses realized as a result of the Loss Portfolio Transfer - U.S. Refer to the sale of Argo Underwriting Agency Limited in Note 1, “Business and Significant Accounting Policies” for additional information.
(2) Foreign currency translation losses were realized as a result of the sale of Argo Seguros and AGSE. Refer to the sale of Argo Seguros and AGSE in Note 1, “Business and Significant Accounting Policies” for additional information.
Income tax effects are released from accumulated other comprehensive income (loss) for unrealized gains or losses when the gains or losses are realized, and are taxed at the statutory rate based on jurisdiction of the underlying transaction.
9.    Net Income (Loss) Per Common Share
The following table presents the calculation of net income (loss) per common share on a basic and diluted basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except number of shares and per share amounts)	2022	2021	2022	2021
Net income (loss)	$(48.8)	$22.4	$(66.0)	$122.0
Less: Preferred share dividends	2.6	2.6	7.9	7.9
Net income (loss) attributable to common shareholders	(51.4)	19.8	(73.9)	114.1
Weighted average common shares outstanding - basic	35,014,182	34,852,274	34,955,787	34,794,078
Effect of dilutive securities:
Equity compensation awards	—	181,976	—	265,888
Weighted average common shares outstanding - diluted	35,014,182	35,034,250	34,955,787	35,059,966
Net income (loss) per common share:
Basic	$(1.47)	$0.57	$(2.11)	$3.28
Diluted	$(1.47)	$0.56	$(2.11)	$3.26
Excluded from the weighted average common shares outstanding calculation at September 30, 2022 and 2021 are 11,318,339 shares, which are held as treasury shares. The shares are excluded as of their repurchase date. Excluded from the computation of diluted net loss per common shares were 9,049 and 96,973 potentially dilutive shares for the three and nine months ended September 30, 2022, respectively. The potentially dilutive shares were excluded due to the net loss incurred for the periods presented. For the three and nine months ended September 30, 2021, 26,422 and 49,796, respectively, weighted average shares were excluded from the computation of diluted net income per common shares as they were antidilutive.

10.    Supplemental Cash Flow Information
Interest paid and income taxes paid (recovered) were as follows:

	For the Nine Months Ended September 30,
(in millions)	2022	2021
Senior unsecured fixed rate notes	$7.0	$7.0
Junior subordinated debentures	9.0	7.5
Other indebtedness	1.0	1.5
Total interest paid	$17.0	$16.0

Income taxes paid	$26.2	$30.7
Income taxes recovered	(0.5)	(1.2)
Income taxes paid, net	$25.7	$29.5
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
Restricted Shares
A summary of non-vested restricted share activity as of September 30, 2022 and changes during the nine months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	278,430	$49.57
Granted	357,408	39.47
Reclassed from performance shares	14,373	32.61
Vested and issued	(153,391)	47.02
Expired or forfeited	(118,339)	43.48
Outstanding at September 30, 2022	378,481	$42.33
The restricted shares generally vest over one to four years. Expense recognized under this plan for the restricted shares was $3.2 million and $6.5 million for the three and nine months ended September 30, 2022, respectively, as compared to $1.4 million and $4.3 million for the three and nine months ended September 30, 2021, respectively. Compensation expense for all share-based compensation awards is included in Underwriting, acquisition and insurance expenses in the accompanying Condensed Consolidated Statements of Income (Loss). As of September 30, 2022, there was $13.2 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group.

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
A summary of non-vested performance share activity as of September 30, 2022 and changes during the nine months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	200,564	$47.52
Granted	124,464	41.00
Reclassed to restricted shares	(14,373)	32.61
Vested and issued	(3,275)	61.05
Expired or forfeited	(176,128)	44.75
Outstanding at September 30, 2022	131,252	$46.34
Expense recognized under this plan for the performance shares was $0.5 million for the three months ended September 30, 2022, compared to $0.2 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, we recouped expense of $0.1 million, compared to expense of $1.8 million for the nine months ended September 30, 2021. The recoupment of expenses recognized for the nine months ended September 30, 2022 was primarily attributable to the forfeiture of awards due to the departure of our former president and chief executive officer. As of September 30, 2022, there was $3.5 million of total unrecognized compensation cost related to performance share compensation arrangements granted by Argo Group.
Stock-settled Share Appreciation Rights
In June 2022, we issued 135,000 stock-settled share appreciation rights (“SSARs”) to our Chief Executive Officer. The SSARs will vest on a pro rata basis over a three year period, and have an exercise price of $43.80 per share. We valued the shares using the Black Scholes model, which resulted in a grant date fair value of $8.28 per share. As of September 30, 2022, we recognized $0.1 million in expense. Unamortized expense at September 30, 2022 was $1.0 million.
12.    Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Commissions	$72.7	$88.0	$211.9	$236.2
Other underwriting and insurance expenses	97.5	105.1	297.9	315.7
Total underwriting, acquisition and insurance expenses before deferral	170.2	193.1	509.8	551.9
Net deferral of policy acquisition costs	(9.2)	(16.0)	(14.9)	(21.1)
Total underwriting, acquisition and insurance expenses	$161.0	$177.1	$494.9	$530.8
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

Argo Group International Holdings, Ltd. does not consider itself to be engaged in a trade or business in the U.S. or the U.K. and, accordingly, does not expect to be subject to direct U.S. or U.K. income taxation.
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
We have subsidiaries based in the U.S. that are subject to U.S. tax laws. Under current law, these subsidiaries are taxed at the applicable corporate tax rates. Our U.S. subsidiaries file a consolidated U.S. federal income tax return.
We also have operations in Ireland, Italy, and Switzerland, which also are subject to income taxes imposed by the jurisdiction in which they operate. During 2022, our operations in Brazil and Malta were divested. We also have operations in Barbados and the United Arab Emirates, which are not subject to income tax under the laws of those countries.
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
On August 16, 2022, U.S. tax legislation referred to as the Inflation Reduction Act of 2022 was enacted. The Company does not anticipate an impact to our financial statements in regards to the recent legislative change.
Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the three and nine months ended September 30, 2022 and 2021, pre-tax income (loss) attributable to our operations and the corresponding operations’ effective tax rates were as follows:

	For the Three Months Ended September 30,
	2022		2021
(in millions)	Pre-Tax Income (Loss)	Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$(11.3)	—%	$7.2		—%
United States	(3.2)	46.3%	21.4		26.8%
United Kingdom	(37.6)	6.8%	(6.1)		(1.0)%
Brazil	—	—%	5.9		—%
United Arab Emirates	0.5	—%	0.9		—%
Ireland	(1.3)	—%	—	(1)	—%
Italy	0.1	(1.7)%	0.2		—%
Malta	—	—%	(1.3)		—%
Switzerland	—	—%	—	(1)	—%
Pre-tax income	$(52.8)	7.6%	$28.2		20.6%
(1)    Pre-tax income (loss) for the respective year was less than $0.1 million.

	For the Nine Months Ended September 30,
	2022		2021
(in millions)	Pre-Tax Income (Loss)	Effective Tax Rate	Pre-Tax Income (Loss)	Effective Tax Rate
Bermuda	$(60.3)	—%	$14.5	—%
United States	81.6	20.7%	126.7	20.7%
United Kingdom	(23.9)	(16.2)%	(14.9)	68.4%
Brazil	(0.1)	(422.4)%	9.8	—%
United Arab Emirates	1.3	—%	1.2	—%
Ireland	(39.3)	—%	(0.1)	—%
Italy	(0.1)	(46.4)%	1.4	—%
Malta	(4.1)	—%	(0.4)	—%
Switzerland	—	—%	(0.1)	—%
Pre-tax income	$(44.9)	(47.0)%	$138.1	11.7%

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
A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2022		2021	2022	2021
Income tax provision at expected rate	$(7.8)		$5.6	$11.1	$28.4
Tax effect of:
Nontaxable investment income	(0.1)		(0.1)	(0.3)	(0.4)
Foreign exchange adjustments	—		0.2	0.8	(0.3)
Goodwill and intangible assets	5.5	—	—	5.5	—
Withholding taxes	—		—	—	0.1
Sale of Brazil and Malta Operations	0.1		—	6.6	—
Change in uncertain tax position liability	—		(0.4)	0.6	(2.3)
Change in valuation allowance	(1.3)		0.8	(6.7)	(1.1)
Impact of change in tax rate related to Finance Act 2021	(0.4)		—	0.9	(7.4)
Prior period adjustment	(0.5)		—	0.3	—
Other	0.5		(0.3)	2.3	(0.9)
Income tax provision	$(4.0)		$5.8	$21.1	$16.1

Our gross deferred tax assets are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future taxable income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of future taxable income sufficient to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally for our U.S. property and casualty insurers two years for net operating losses and for all our U.S. subsidiaries three years for capital losses. If a company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. For the three and nine months ended September 30, 2022, the net change in valuation allowance for deferred tax assets was a decrease of $1.3 million and $6.7 million, respectively, relating to the following: Internal Revenue Code Section 382 limited net operating loss carryforwards within the United States, cumulative losses incurred since inception, and valuation allowances acquired through or related to acquisitions or disposals. Based upon a review of our available evidence, both positive and negative discussed above, our management concluded that it is more-likely-than-not that the other deferred tax assets will be realized.
For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. For the three and nine months ended September 30, 2022, the Company had a net increase of uncertain tax positions in the amount of $0.0 million and $0.6 million related to state income tax liability. Separately, a net increase of interest in the amount of $0.1 million and $0.2 million has been recorded in the line item Interest expense in our Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2022. No change to penalties were recorded for the three and nine months ended September 30, 2022.
Our U.S. subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2018. Our U.K. subsidiaries are no longer subject to U.K. income tax examinations by Her Majesty’s Revenue and Customs for years before 2020.
14.    Commitments and Contingencies
Argo Group’s subsidiaries are parties to legal actions incidental to their business. As of September 30, 2022, management believed that the resolution of these matters would not materially affect our financial condition or results of operations. See Note 16, “Subsequent Events” for information regarding the securities class action lawsuit filed against the Company on October 20, 2022.
We have contractual commitments to invest up to $116.3 million related to our limited partnership investments at September 30, 2022, as further disclosed in Note 3, “Investments.” These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time, not to exceed twelve years.
On November 9, 2022, the U.S. Loss Portfolio Transaction with Enstar covering a majority of the Company’s U.S. casualty insurance reserves, including construction, for accident years 2011 to 2019 closed. See Note 16, “Subsequent Events” for information on contractual commitments as a result of this transaction.
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

Revenue and income (loss) before income taxes for each segment were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Revenue:
Earned premiums
U.S. Operations	$329.3	$323.5	$998.5	$952.4
International Operations	125.2	163.9	390.7	471.1
Run-off Lines	0.5	0.1	0.7	0.4
Total earned premiums	455.0	487.5	1,389.9	1,423.9
Net investment income
U.S. Operations	23.1	29.2	68.7	91.7
International Operations	10.3	12.3	30.4	38.2
Run-off Lines	0.6	0.9	1.8	2.8
Corporate and Other	—	3.7	—	10.5
Total net investment income	34.0	46.1	100.9	143.2
Net investment and other gains (losses)	(44.7)	(5.3)	(119.6)	32.5
Total revenue	$444.3	$528.3	$1,371.2	$1,599.6

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Income (loss) before income taxes
U.S. Operations	$26.6	$39.9	$113.5	$130.1
International Operations	3.3	6.9	28.6	14.6
Run-off Lines	0.7	(3.6)	(1.9)	(4.5)
Total segment income before income taxes	30.6	43.2	140.2	140.2
Corporate and Other	(19.3)	(11.0)	(53.5)	(30.2)
Net investment and other gains (losses)	(44.7)	(5.3)	(119.6)	32.5
Foreign currency exchange gains (losses)	9.1	1.3	16.5	(4.4)
Impairment of goodwill	(28.5)	—	(28.5)	—
Total income (loss) before income taxes	$(52.8)	$28.2	$(44.9)	$138.1
The table below presents earned premiums by geographic location for the three and nine months ended September 30, 2022 and 2021. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
United States	$329.8	$322.7	$999.2	$949.7
United Kingdom	113.8	129.1	349.8	344.9
Bermuda	11.4	10.3	28.8	46.1
Malta	—	7.7	3.7	32.7
All other jurisdictions	—	17.7	8.4	50.5
Total earned premiums	$455.0	$487.5	$1,389.9	$1,423.9

The following table represents identifiable assets:

(in millions)	September 30, 2022	December 31, 2021
U.S. Operations	$5,597.1	$5,800.1
International Operations	3,864.4	3,932.3
Run-off Lines	266.1	314.7
Corporate and Other	131.1	270.7
Total	$9,858.7	$10,317.8
Included in total assets at September 30, 2022 and December 31, 2021 are $302.5 million and $554.2 million, respectively, in assets associated with trade capital providers.
16.    Subsequent Events
Loss Portfolio Transfer - U.S.
On November 9, 2022, the U.S. Loss Portfolio Transaction with Enstar covering a majority of the Company’s U.S. casualty insurance reserves, including construction, for accident years 2011 to 2019 closed.
The estimated subject reserves transferred to Enstar on the closing date were $509.0 million, which represents the $746.0 million in loss reserves as of January 1, 2022, less estimated claims paid through October 31, 2022. On the closing date, the Company also transferred approximately $630.0 million of cash and investments to Enstar for which a portion will be deposited into a Trust established to secure Enstar’s claim payment obligation to the Company. The financial statement impact of this transaction, which will be recorded in the fourth quarter of 2022, is a $509.0 million increase in Reinsurance recoverables, a reduction of $630.0 million in cash and investments, and an after-tax charge of approximately $100.0 million.
Federal Securities Class Action
On October 20, 2022, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers, alleging securities fraud violations under sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiff alleges that from February 13, 2018 through August 9, 2022, Defendants made false and misleading statements concerning the Company’s reserves and underwriting standards. The Company is not able at this time to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2022 compared with the three and nine months ended September 30, 2021, and a discussion of our financial condition as of September 30, 2022. This discussion and analysis should be read in conjunction with the attached unaudited interim Condensed Consolidated Financial Statements and notes thereto and Argo Group’s 2021 Form 10-K, including the audited Consolidated Financial Statements and notes thereto.
Certain reclassifications have been made to financial information presented for prior years to conform to the current year’s presentation.
Forward-Looking Statements
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
Such statements are subject to certain risks and uncertainties that could cause actual events or results to differ materially including, but not limited to, recent changes in interest rates and inflation, the outcome of our exploration of strategic alternatives, the adequacy of our projected loss reserves, employee retention and changes in key personnel, the ability of our insurance subsidiaries to meet risk-

based capital and solvency requirements, the outcome of legal and regulatory proceedings, investigations, inquiries, claims and litigation and other risks and uncertainties discussed in our filings with the SEC. For a more detailed discussion of such risks and uncertainties, see Part II, Item 1A. “Risk Factors” herein and Part I, Item 1A, “Risk Factors” in Argo Group’s Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2021. The inclusion of a forward-looking statement herein should not be regarded as a representation by Argo Group that Argo Group's objectives will be achieved. Argo Group undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on any such statements.
Consolidated Results of Operations
For the three and nine months ended September 30, 2022, we reported a net loss attributable to common shareholders of $51.4 million ($1.47 per diluted common share) and $73.9 million ($2.11 per diluted common share), respectively. For the three and nine months ended September 30, 2021, we reported net income attributable to common shareholders of $19.8 million ($0.56 per diluted common share) and $114.1 million ($3.26 per diluted common share), respectively.
The following is a comparison of selected data from our operations, as well as book value per common share, for the relevant comparative periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Gross written premiums	$750.9	$875.6	$2,203.6	$2,447.4
Earned premiums	$455.0	$487.5	$1,389.9	$1,423.9
Net investment income	34.0	46.1	100.9	143.2
Net investment and other gains (losses):
Net realized investment and other gains (losses)	(42.3)	0.6	(119.2)	3.3
Change in fair value recognized	(1.1)	(5.1)	2.5	30.7
Change in allowance for credit losses on fixed maturity securities	(1.3)	(0.8)	(2.9)	(1.5)
Total net investment and other gains (losses)	(44.7)	(5.3)	(119.6)	32.5
Total revenue	$444.3	$528.3	$1,371.2	$1,599.6
Income (loss) before income taxes	$(52.8)	$28.2	$(44.9)	$138.1
Income tax provision (benefit)	(4.0)	5.8	21.1	16.1
Net income (loss)	$(48.8)	$22.4	$(66.0)	$122.0
Less: Dividends on preferred shares	2.6	2.6	7.9	7.9
Net income (loss) attributable to common shareholders	$(51.4)	$19.8	$(73.9)	$114.1
GAAP Ratios:
Loss ratio	65.7%	64.0%	61.8%	62.5%
Expense ratio	35.4%	36.3%	35.6%	37.3%
Combined ratio	101.1%	100.3%	97.4%	99.8%

The table above includes ratios in accordance with U.S. generally accepted accounting principles (“GAAP”) that we use to measure our profitability. We believe that they enhance an investor’s understanding of our profitability. They are calculated as follows:
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

	September 30, 2022	December 31, 2021	September 30, 2021
Book value per common share	$33.72	$45.62	$50.01

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
Impact of COVID-19
Beginning in March 2020 and continuing throughout 2021 and year to date 2022, the global COVID-19 pandemic, including the arrival of new strains of the virus, has resulted in significant disruptions in economic activity and financial markets. While the Company’s consolidated net investment income benefited from the gradual improvement of economic conditions as the impact of the pandemic lessened during 2021, COVID-19 has directly and indirectly adversely affected the Company and may continue to do so for an uncertain period of time. The Company did not incur any COVID-19 catastrophe losses during the three and nine months ended September 30, 2022, as compared to $3.0 million and $12.0 million for the three and nine months ended September 30, 2021. Our liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the nine months ended September 30, 2022 or 2021. Although vaccines are now available, the extent to which COVID-19 (including emerging new strains of the COVID-19 virus) will continue to impact our business will depend on future developments that cannot be predicted, and while we have recorded our best estimates of this impact as of and for the three and nine months ended September 30, 2022, actual results in future periods could materially differ from those disclosed herein.
Non-GAAP Measures
In the following discussion and analysis of our results of operations, we have included certain non-generally accepted accounting principles ("non-GAAP") financial measures. We believe that these non-GAAP measures, specifically current accident year non-catastrophe losses, current accident year non-catastrophe loss ratio and current accident year non-catastrophe combined ratios, which may be defined differently by other companies, explain our results of operations in a manner that allows for an understanding of the underlying trends in our business. However, these measures should not be viewed as a substitute for those determined in accordance with GAAP. Reconciliations of these financial measures to their most directly comparable GAAP measures are included in the tables below.

	For the Three Months Ended September 30,
	2022		2021
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$455.0		$487.5

Losses and loss adjustment expenses, as reported	298.8	65.7%	311.7	64.0%
Adjustments:
Favorable (unfavorable) prior accident year loss development	(11.9)	(2.6)%	(6.2)	(1.3)%
Catastrophe losses, including COVID-19	(23.4)	(5.1)%	(27.3)	(5.6)%
Current accident year non-catastrophe losses (non-GAAP)	$263.5	58.0%	$278.2	57.1%
Expense ratio		35.4%		36.3%
Current accident year non-catastrophe combined ratio (non-GAAP)		93.4%		93.4%

	For the Nine Months Ended September 30,
	2022		2021
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$1,389.9		$1,423.9

Losses and loss adjustment expenses, as reported	858.4	61.8%	890.9	62.5%
Adjustments:
Favorable (unfavorable) prior accident year loss development	(31.6)	(2.3)%	(6.0)	(0.4)%
Catastrophe losses, including COVID-19	(34.6)	(2.5)%	(85.9)	(6.0)%
Current accident year non-catastrophe losses (non-GAAP)	$792.2	57.0%	$799.0	56.1%
Expense ratio		35.6%		37.3%
Current accident year non-catastrophe combined ratio (non-GAAP)		92.6%		93.4%
Current accident year non-catastrophe losses, current accident year non-catastrophe loss ratio and current accident year non-catastrophe combined ratio are internal performance measures used by the Company to evaluate its underwriting activity by excluding catastrophe losses and the impact of changes to prior year loss reserves. Management believes that these non-GAAP metrics measure performance in a way that is useful to investors as it removes the impact of volatile and unpredictable catastrophe losses and prior accident year reserve development.
Gross Written and Net Earned Premiums
Consolidated gross written and net earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended September 30,
	2022		2021
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$113.7	$45.3	$160.8	$64.0
Liability	352.1	208.9	375.7	203.7
Professional	152.4	110.3	192.3	125.1
Specialty	132.7	90.5	146.8	94.7
Total	$750.9	$455.0	$875.6	$487.5

	For the Nine Months Ended September 30,
	2022		2021
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$328.6	$173.1	$451.0	$220.7
Liability	1,004.7	615.9	1,030.4	600.8
Professional	465.9	337.0	530.7	341.0
Specialty	404.4	263.9	435.3	261.4
Total	$2,203.6	$1,389.9	$2,447.4	$1,423.9

Gross written premiums decreased $124.7 million, or 14.2%, for the three months ended September 30, 2022, as compared to the same period ended 2021, while decreasing $243.8 million, or 10.0%, for the nine months ended September 30, 2022 as compared to the same period ended 2021. The decrease in gross written premiums is primarily attributable to the sale of Argo Seguros as well as businesses we are exiting, including contract binding and excess and surplus (“E&S”) property businesses in the U.S., London direct and facultative and North American binder business in our International Operations. Underwriting actions executed on certain delegated authority programs further contributed to the decrease. Both U.S. Operations and International Operations continued to see overall rate increases (single to low double digits) during 2021 and 2022.

Consolidated net earned premiums for the three and nine months ended September 30, 2022 decreased $32.5 million, or 6.7%, and $34.0 million, or 2.4%, respectively, as compared to the same periods ended 2021. The decrease in both periods is primarily driven by the sale of Argo Seguros and the exiting of certain business lines in our European operations, partially offset by an increase in our U.S. Operations across multiple business lines. The main drivers of growth in our U.S. operations are primarily driven by higher premium retention, and additional growth from in-land marine, surety, and casualty.
Our gross written and net earned premiums are further discussed by reporting segment and major lines of business below under the heading “Segment Results.”
Net Investment Income
Consolidated net investment income for the three and nine months ended September 30, 2022 was $34.0 million and $100.9 million, respectively, compared to $46.1 million and $143.2 million for the same periods in 2021. Consolidated net investment income decreased $42.3 million, or 29.5%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The decrease in net investment income was driven by a decrease in income from our alternative investment portfolio which includes earnings from both private equity and hedge fund investments. Our alternative investment portfolio, which is reported on a one to three-month lag, produced net investment income for the three and nine months ended September 30, 2022 of $3.2 million and $20.9 million, compared to $24.2 million and $74.8 million for the same period ended September 30, 2021, primarily from lower returns on hedge funds and private equity investments.
Net investment income from fixed maturity assets and dividends from equity securities was $30.8 million and $80.0 million for the three and nine months ended September 30, 2022, compared to $21.9 million and $68.4 million for the same periods ended 2021, primarily due to an increase in fixed maturity securities.
Net Investment and Other Gains and Losses
Consolidated net investment and other gains and losses decreased $39.4 million and $152.1 million for the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021. Consolidated net investment and other losses of $119.6 million for the nine months ended September 30, 2022 were primarily driven from the sale of Argo Seguros and AGSE, and the impairment of investments related to the U.S. loss portfolio transfer. The losses related to the sale of Argo Seguros and AGSE included $31.8 million of historical foreign currency translation losses which were previously recognized in accumulated other comprehensive income, resulting in no impact to total shareholders’ equity from this reclassification. For the losses recognized in relation to the U.S. loss portfolio transfer, the Company impaired certain investments that will be transferred at fair value to a third party at the close of the transaction. These realized losses were previously recognized in accumulated other comprehensive income, resulting in no impact to total shareholders’ equity from this reclassification. The remainder of the change is primarily driven from increased net realized losses on foreign currency forward contracts in 2022 as compared to 2021.

Loss and Loss Adjustment Expenses
Consolidated losses and loss adjustment expenses decreased $12.9 million, or 4.1%, and decreased $32.5 million, or 3.6%, for the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021. The consolidated loss ratio for the three months ended September 30, 2022 was 65.7%, 1.7 percentage points higher than 64.0% for the same period in 2021, driven by higher net unfavorable prior-year reserve development in 2022 as compared to 2021 (1.3 percentage point increase) and a higher current accident year non-catastrophe loss ratio (0.9 percentage point increase), partially offset by lower catastrophe losses including losses related to COVID-19 (0.5 percentage point decrease). Catastrophe losses for the three months ended September 30, 2022 of $23.4 million were attributable to losses associated with Hurricane Ian. The consolidated loss ratio for the nine months ended September 30, 2022 was 61.8%, 0.7 percentage points lower than 62.5% for the same period in 2021, driven by lower catastrophe losses including losses related to COVID-19 (3.5 percentage point decrease), partially offset by higher net unfavorable prior-year reserve development in 2022 as compared to 2021 (1.9 percentage points) and a higher current accident year non-catastrophe loss ratio (0.9 percentage point increase). Catastrophe losses for the nine months ended September 30, 2022 of $34.6 million are primarily attributable to Hurricane Ian, losses associated with the Ukraine-Russia conflict and other weather related losses in the U.S.
The net unfavorable prior-year reserve development for the three months ended September 30, 2022 of $11.9 million was due to $16.2 million from U.S. Operations and $0.1 million in Run-off lines partially offset by favorable development of $4.4 million in International Operations. The net unfavorable prior-year reserve development for the nine months ended September 30, 2022 of $31.6 million was due to $27.9 million from U.S. Operations, $0.8 million from International Operations and $2.9 million in Run-off lines. Our losses and loss adjustment expenses, including the prior-year loss reserve development shown in the following table, are further discussed by reporting segment under the heading “Segment Results” below. The following table summarizes the above referenced prior-year loss reserve development for the nine months ended September 30, 2022 with respect to net loss reserves by line of business as of December 31, 2021.

(in millions)	Net Reserves 2021	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2021 Net Reserves
Property	$189.5	$3.4	1.8%
Liability	2,178.7	19.1	0.9%
Professional	475.6	20.3	4.3%
Specialty	279.4	(11.2)	(4.0)%
Total	$3,123.2	$31.6	1.0%
In determining appropriate reserve levels for the nine months ended September 30, 2022, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for loss and loss adjustment expenses and record our best estimate. Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data. Pricing, reinsurance costs, legal environment, general economic conditions including changes in inflation and many other factors impact our ultimate loss estimates. Refer to segment results for specific factors impacting our current accident year loss ratios.
Consolidated gross reserves for losses and loss adjustment expenses were $5,731.4 million (including $95.4 million of reserves attributable to our Syndicate 1200 and 1910 trade capital providers) and $5,595.0 million (including $134.6 million of reserves attributable to our Syndicate 1200 and 1910 trade capital providers) as of September 30, 2022 and December 31, 2021, respectively. Our management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, it is possible that future loss development, favorable or unfavorable, may occur.

Underwriting, Acquisition and Insurance Expenses
Consolidated underwriting, acquisition and insurance expense for the three and nine months ended September 30, 2022 decreased $16.1 million, or 9.1% and $35.9 million, or 6.8%, respectively, as compared to the same periods ended 2021. The consolidated expense ratio was 35.6% in the third quarter of 2022 compared to 37.3% for the nine months ended September 30, 2021. The expense ratio improved by 2.1% in U.S. Operations. The acquisition expense ratio was 17.1% and general and administrative expense ratio was 18.5% in the third quarter of 2022 as compared to 17.2% and 20.1%, respectively, for the nine months ended September 30, 2021. The improvement in the general and administrative expense ratio reflects continued execution of our expense reduction initiatives, primarily driven by a $29.2 million decrease in general and administrative expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
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
Non-operating expenses increased $2.8 million, or 34.1%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Non-operating expenses increased $13.0 million, or 62.2%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The expenses incurred for the nine months ended September 30, 2022 primarily relate to advisory fees, severance expenses and retention bonuses, and legal settlements.
These non-recurring costs are included in the line item Non-operating expenses in the Company’s Condensed Consolidated Statements of Income (Loss), and have been excluded from the calculation of our expense ratio.
Interest Expense
Consolidated interest expense increased $1.3 million, or 23.6%, to $6.8 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Consolidated interest expense increased $2.4 million, or 14.7%, to $18.7 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The year-over-year increase was primarily attributable to higher short-term interest rates in 2022.
Foreign Currency Exchange Gains/Losses
Consolidated foreign currency exchange gains increased $7.8 million for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. Consolidated foreign currency exchange gains increased $20.9 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The changes in the foreign currency exchange gains were due to fluctuations of the U.S. Dollar, on a weighted average basis, against the Canadian Dollar, Euro and the British Pound.
Impairment of Goodwill and Intangible Assets
As a result of the announced sale of Argo Underwriting Agency Limited and its Lloyd’s Syndicate 1200, an estimated fair value was established for Syndicate 1200 that was below its carrying value. As such, we recorded a $28.5 million impairment charge in the third quarter, consisting of $17.3 million of indefinite lived intangible assets and $11.2 million of goodwill.
Income Tax Provision
The consolidated income tax provision represents the income tax expense or benefit associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the consolidated provision for income taxes represents taxes on net income for our Brazil, Ireland, Italy, Malta, Switzerland, United Kingdom, and U.S. operations. The Company recorded a consolidated income tax benefit of $4.0 million and income tax provision of $21.1 million for the three and nine months ended September 30, 2022. This is compared to the consolidated income tax provision of $5.8 million and $16.1 million for the same periods ended 2021.

The consolidated effective tax rate was 7.6% and (47.0)% for the three and nine months ended September 30, 2022 compared to the consolidated effective tax rate of 20.6% and 11.7% for the same period ended 2021. The primary drivers for the fluctuation in the effective tax rate resulted from the sale of our Brazil operations in February 2022 and Malta operations in September 2022. The Brazil realized foreign exchange loss was excluded from tax calculations, and the tax benefits related to the capital loss in Ireland were offset by a valuation allowance. Separately, the Malta capital loss reported in Bermuda received no tax benefit. Additionally, an impairment charge related to U.K. goodwill and intangible assets was recorded which received no tax benefit in the three month period ending September 30, 2022. Excluding the sale of Brazil and Malta, as well as the goodwill and intangibles impairment, the effective tax rate for the period ending September 30, 2022 was more aligned with statutory tax rates.
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

U.S. Operations
The following table summarizes the results of operations for U.S. Operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Gross written premiums	$500.4	$562.5	$1,476.7	$1,564.9
Earned premiums	$329.3	$323.5	$998.5	$952.4
Losses and loss adjustment expenses	217.0	203.9	625.7	583.1
Underwriting, acquisition and insurance expenses	103.0	104.7	312.8	318.2
Underwriting income	9.3	14.9	60.0	51.1
Net investment income	23.1	29.2	68.7	91.7
Interest expense	4.7	3.5	12.8	10.6
Fee and other expense (income), net	(0.1)	0.1	—	0.6
Non-operating expenses	1.2	0.6	2.4	1.5
Income before income taxes	$26.6	$39.9	$113.5	$130.1
GAAP Ratios:
Loss ratio	65.9%	63.0%	62.7%	61.2%
Expense ratio	31.3%	32.4%	31.3%	33.4%
Combined ratio	97.2%	95.4%	94.0%	94.6%
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

	For the Three Months Ended September 30,
	2022		2021
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$329.3		$323.5

Losses and loss adjustment expenses, as reported	217.0	65.9%	203.9	63.0%
Adjustments:
Favorable (unfavorable) prior accident year loss development	(16.2)	(4.9)%	(0.2)	(0.1)%
Catastrophe losses, including COVID-19	(4.2)	(1.3)%	(10.0)	(3.1)%
Current accident year non-catastrophe losses (non-GAAP)	$196.6	59.7%	$193.7	59.8%
Expense ratio		31.3%		32.4%
Current accident year non-catastrophe combined ratio (non-GAAP)		91.0%		92.2%

	For the Nine Months Ended September 30,
	2022		2021
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$998.5		$952.4

Losses and loss adjustment expenses, as reported	625.7	62.7%	583.1	61.2%
Adjustments:
Favorable (unfavorable) prior accident year loss development	(27.9)	(2.8)%	0.7	0.1%
Catastrophe losses, including COVID-19	(9.2)	(0.9)%	(32.9)	(3.5)%
Current accident year non-catastrophe losses (non-GAAP)	$588.6	59.0%	$550.9	57.8%
Expense ratio		31.3%		33.4%
Current accident year non-catastrophe combined ratio (non-GAAP)		90.3%		91.2%
Gross Written and Net Earned Premiums
Gross written and net earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended September 30,
	2022		2021
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$57.6	$33.5	$73.5	$35.7
Liability	288.1	178.0	306.3	170.1
Professional	97.7	74.8	129.8	81.3
Specialty	57.0	43.0	52.9	36.4
Total	$500.4	$329.3	$562.5	$323.5

	For the Nine Months Ended September 30,
	2022		2021
	Gross Written	Net Earned	Gross Written	Net Earned
Property	$159.5	$113.1	$203.2	$116.5
Liability	833.2	520.1	837.8	501.2
Professional	308.7	239.3	362.0	227.7
Specialty	175.3	126.0	161.9	107.0
Total	$1,476.7	$998.5	$1,564.9	$952.4
Property
Gross written premiums for property decreased $15.9 million, or 21.6%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Gross written premiums for property decreased $43.7 million, or 21.5%, for the nine months ended September 30, 2022 as compared to the Nine months ended September 30, 2021. The decreases were driven from the sale of our contract binding and excess and surplus (“E&S”) property business units. This was partially offset by growth from the garage, inland marine and fronting business units. The decrease in net earned premium for the three and nine ended September 30, 2022 compared to the same period in 2021 were also due to the sale of the business units, noted above, offset by growth in the inland marine and garage business units.

Liability
Gross written premiums for liability decreased $18.2 million, or 5.9%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Gross written premiums for liability decreased $4.6 million, or 0.5%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The decreases were primarily driven by the sale of the contract binding business unit and reduced production in general liability lines and public entity classes. This was partially offset by increases from business units that write environmental, garage and workers compensation lines. Net earned premium increased for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021 as a result of the favorable production results from prior quarters in general liability, environmental, garage and workers compensation lines partially offset by reductions from the contract binding business unit and the grocery and retail business unit which were put into run off in the fourth quarter of 2020.
Professional
Gross written premiums for professional decreased $32.1 million, or 24.7%, and for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Gross written premiums for professional decreased $53.3 million, or 14.7%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The decrease was driven by underwriting actions taken with the delegated authority programs and a softer management liability market. The decrease in net earned premium for the three months ended months ended September 30, 2022, compared to the same period in 2021 was primarily a result of the reduced production in delegated authority programs, as noted above, during the year. Net earned premiums for the nine months ended September 30, 2022 compared to the same period in 2021 increased as the favorable production results from past quarters in management liability are still earning out and offsetting adverse impacts from the underwriting changes to delegated authority programs and certain errors and omissions lines.
Specialty
Gross written premiums increased $4.1 million or 7.8%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Gross written premiums increased $13.4 million or 8.3%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The growth in gross written premium for the three and nine months ended September 30, 2022, as compared to the same period in 2021, primarily came from surety and fronted marine lines. The growth in net earned premiums for the three and nine months ended September 30, 2022, respectively, compared to the same period in 2021 was also largely due to surety lines.
Loss and Loss Adjustment Expenses
Loss and loss adjustment expenses were $217.0 million and $203.9 million for the three months ended September 30, 2022 and 2021, respectively, and $625.7 million and $583.1 million for the nine months ended September 30, 2022 and 2021, respectively. The loss ratios for the three months ended September 30, 2022 and 2021 were 65.9% and 63.0%, respectively. The higher loss ratio in the three months ended September 30, 2022 was driven by higher net unfavorable prior-year reserve development in 2022 versus 2021 (4.8 percentage point increase), partially offset by a decrease in catastrophe losses (1.8 percentage point decrease). The current accident year non-catastrophe loss ratio for the three months ended September 30, 2022 was not significantly different from the three months ended September 30, 2021. The loss ratios for the nine months ended September 30, 2022 and 2021 were 62.7% and 61.2%, respectively. The higher loss ratio in the first nine months of 2022 was driven by unfavorable prior-year reserve development in 2022 versus net favorable prior-year reserve development in 2021 (2.9 percentage point increase) and an increase in the current accident year non-catastrophe loss ratio (1.2 percentage point increase), partially offset by a decrease in catastrophe losses (2.6 percentage point decrease).
The current accident year non-catastrophe loss ratios for the three and nine months ended September 30, 2022 were 59.7% and 59.0%, respectively, compared to 59.8% and 57.8% for the three and nine months ended September 30, 2021, respectively. The current accident year non-catastrophe loss ratio for the three months ended September 30, 2022 was impacted by increased inflation, while the current accident year non-catastrophe loss ratio for the three months ended September 30, 2021 was impacted by an increase to the loss ratio for liability lines. The current accident year non-catastrophe loss ratio for the nine months ended September 30, 2022 was impacted by increased inflation and higher claims frequency due to the recovering economy.
Net unfavorable prior-year reserve development for the three and nine months ended September 30, 2022 was $16.2 million and $27.9 million, respectively. The net unfavorable prior year reserve development for the three and nine months ended September 30, 2022 primarily related to liability and property lines, including the impact of large losses, partially offset by favorable development in specialty lines. The unfavorable prior year development was largely driven by businesses we have exited, and relates to accident years 2019 and prior partially offset by favorable prior year development on accident years 2020 and 2021.

Net prior-year reserve development for the three and nine months ended September 30, 2021 was $0.2 million unfavorable and $0.7 million favorable. The unfavorable prior-year reserve development for the three months ended September 30, 2021 was due to liability lines. The favorable prior-year reserve development for the nine months ended September 30, 2021 primarily related to favorable development in specialty lines, partially offset by unfavorable development in liability and property lines.
Catastrophe losses for the three and nine months ended September 30, 2022 were $4.2 million and $9.2 million, respectively, compared to $10.0 million and $32.9 million for the three and nine months ended September 30, 2021, respectively. Catastrophe losses for the three months ended September 30, 2022 were due to Hurricane Ian. Catastrophe losses for the nine months ended September 30, 2022 were driven by Hurricane Ian and U.S. storms. Catastrophe losses for the three months ended September 30, 2021 were driven by Hurricane Ida and other U.S. storms. Catastrophe losses for the nine months ended September 30, 2021 were driven by Winter Storm Uri, Hurricane Ida and other U.S. storms.
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses were $103.0 million and $312.8 million for the three and nine months ended September 30, 2022, respectively, as compared to $104.7 million and $318.2 million for the three and nine months ended September 30, 2021, respectively. The expense ratio decreased to 31.3% for the three months ended September 30, 2022 from 32.4% for the same period 2021. The expense ratio decreased to 31.3% for the nine months ended September 30, 2022 as compared to 33.4% for the same period 2021. The ratio improvements were primarily driven by reductions in general and administrative expenses and earned premium growth.
International Operations
The following table summarizes the results of operations for International Operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Gross written premiums	$250.1	$312.9	$726.3	$881.9
Earned premiums	$125.2	$163.9	$390.7	$471.1
Losses and loss adjustment expenses	81.7	103.8	229.8	301.2
Underwriting, acquisition and insurance expenses	47.0	64.7	155.3	188.8
Underwriting income (loss)	(3.5)	(4.6)	5.6	(18.9)
Net investment income	10.3	12.3	30.4	38.2
Interest expense	2.1	1.3	5.7	4.2
Fee and other expense (income), net	0.2	(1.0)	(1.8)	(1.5)
Non-operating expenses	1.2	0.5	3.5	2.0
Income before income taxes	$3.3	$6.9	$28.6	$14.6
GAAP Ratios:
Loss ratio	65.3%	63.3%	58.8%	63.9%
Expense ratio	37.5%	39.5%	39.8%	40.1%
Combined ratio	102.8%	102.8%	98.6%	104.0%

The following table contains a reconciliation of certain non-GAAP financial measures, specifically the current accident year non-catastrophe losses, current accident year non-catastrophe loss ratio and current accident year non-catastrophe combined ratio, to their most directly comparable GAAP measures for our International Operations.

	For the Three Months Ended September 30,
	2022		2021
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$125.2		$163.9

Losses and loss adjustment expenses, as reported	81.7	65.3%	103.8	63.3%
Adjustments:
Favorable (unfavorable) prior accident year loss development	4.4	3.5%	(2.0)	(1.2)%
Catastrophe losses, including COVID-19	(19.2)	(15.3)%	(17.3)	(10.5)%
Current accident year non-catastrophe losses (non-GAAP)	$66.9	53.5%	$84.5	51.6%
Expense ratio		37.5%		39.5%
Current accident year non-catastrophe combined ratio (non-GAAP)		91.0%		91.1%

	For the Nine Months Ended September 30,
	2022		2021
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$390.7		$471.1

Losses and loss adjustment expenses, as reported	229.8	58.8%	301.2	63.9%
Adjustments:
Favorable (unfavorable) prior accident year loss development	(0.8)	(0.2)%	(0.1)	—%
Catastrophe losses, including COVID-19	(25.4)	(6.5)%	(53.0)	(11.2)%
Current accident year non-catastrophe losses (non-GAAP)	$203.6	52.1%	$248.1	52.7%
Expense ratio		39.8%		40.1%
Current accident year non-catastrophe combined ratio (non-GAAP)		91.9%		92.8%

Gross Written and Net Earned Premiums
Gross written and net earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended September 30,
	2022		2021
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$56.1	$11.8	$87.3	$28.3
Liability	63.6	30.4	69.2	33.5
Professional	54.7	35.5	62.5	43.8
Specialty	75.7	47.5	93.9	58.3
Total	$250.1	$125.2	$312.9	$163.9

	For the Nine Months Ended September 30,
	2022		2021
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$169.1	$60.0	$247.8	$104.2
Liability	170.9	95.1	192.0	99.2
Professional	157.2	97.7	168.7	113.3
Specialty	229.1	137.9	273.4	154.4
Total	$726.3	$390.7	$881.9	$471.1

Property
Gross written premiums for property decreased $31.2 million, or 35.7%, and $78.7 million, or 31.8%, for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. The decrease in gross written premiums was primarily due to a reduction in business produced by Syndicate 1200 following our exit from certain property lines of business and other international platforms where we have stopped writing business. Net earned premiums for property decreased $16.5 million and $44.2 million for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 driven by the aforementioned reasons.

Liability
Gross written premiums for liability decreased $5.6 million, or 8.1%, and $21.1 million, or 11.0%, for the three and nine months ended September 30, 2022, respectively, as compared to the same period in 2021. The reduction in gross written premiums was primarily due to lower premiums from our European operations where we have stopped writing business along with the sales of Argo Seguros and AGSE. Net earned premiums decreased for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 driven by the aforementioned reasons.

Professional
Gross written premiums for professional lines decreased $7.8 million, or 12.5%, and $11.5 million, or 6.8%, for the three and nine months ended September 30, 2022 as compared to the same period in 2021. The decrease in gross written premiums was driven by the sale of Argo Seguros and was partially offset by higher premiums in Syndicate 1200 arising from growth within professional indemnity and transactional liability lines of business.. The decrease in net earned premiums for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 was also mainly due to the sale of Argo Seguros.

Specialty
Gross written premiums decreased $18.2 million, or 19.4%, and $44.3 million, or 16.2%, for the three and nine months ended September 30, 2022 as compared to the same period in 2021. The decrease in gross written premiums was primarily driven by the sales of Argo Seguros and Ariel Re and was partially offset by growth in Syndicate 1200 primarily from strong business activity written in Terror & Political Violence. The decrease in net earned premiums for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 was driven by the aforementioned reasons.

Loss and Loss Adjustment Expenses
Loss and loss adjustment expenses were $81.7 million and $229.8 million for the three and nine months ended September 30, 2022, respectively. Loss and loss adjustment expenses were $103.8 million and $301.2 million for the three and nine months ended September 30, 2021. The loss ratio for the three months ended September 30, 2022 was 65.3% compared to 63.3% for the three months ended September 30, 2021. The increase in the loss ratio was driven by an increase in catastrophe losses (4.8 percentage point increase) and an increase in the current accident year non-catastrophe loss ratio (1.9 percentage point increase), partially offset by net favorable prior year reserve development in 2022 versus net unfavorable prior-year reserve development in 2021 (4.7 percentage point decrease). The loss ratio for the nine months ended September 30, 2022 was 58.8% compared to 63.9% for the nine months ended September 30, 2021. The decrease in the loss ratio was driven by a decrease in catastrophe losses (4.7 percentage point decrease) and a decrease in the current accident year non-catastrophe loss ratio (0.6 percentage point decrease), partially offset by net unfavorable prior-year reserve development in 2022 versus prior-year development in 2021 (0.2 percentage point increase).
The current accident year non-catastrophe loss ratios for the three and nine month ended September 30, 2022 were 53.5% and 52.1%, respectively, compared to 51.6% and 52.7% for the three and nine months ended September 30, 2021. The increase in the loss ratio for the three months ended September 30, 2022 primarily related to the impact of ceded reinstatement premiums on net earned premium. The improvement in the loss ratio for the nine months ended September 30, 2022 primarily related to the results of re-underwriting actions across multiple divisions in Syndicate 1200. The current accident year non-catastrophe loss ratio also benefited from rate increases earning through premiums.
Net prior-year reserve development was $4.4 million favorable and $0.8 million unfavorable for the three and nine months ended September 30, 2022, respectively. The net favorable prior-year reserve development for the three months ended September 30, 2022 primarily related to favorable development in property and liability lines in Syndicate 1200 partially offset by unfavorable development in Argo Insurance Bermuda driven by reassessments of potential losses associated with professional liability claims. The net unfavorable prior-year reserve development for the nine months ended September 30, 2022 primarily related to unfavorable movements in professional liability losses in Argo Insurance Bermuda partially offset by favorable development in Syndicate 1200 property and liability lines. Net favorable prior-year reserve development was $2.0 million and $0.1 million both the three and nine months ended September 30, 2021, respectively. The net unfavorable development for the three months ended September 30, 2021 primarily related to $7.2 million in unfavorable development due to a one-time accounting adjustment, partially offset by favorable liability experience in Syndicate 1200. The net unfavorable development for the nine months ended September 30, 2021 primarily related to unfavorable development due to the one-time accounting adjustment and large claim movements at Argo Insurance Bermuda, partially offset by favorable development in property lines, including losses associated with prior year catastrophe losses.
Catastrophe losses were $19.2 million and $25.4 million for the three and nine months ended September 30, 2022, respectively, compared to $17.3 million and $53.0 million for the three and nine months ended September 30, 2021. For the three months ended September 30, 2022, catastrophe losses all related to Syndicate 1200 and were due to Hurricane Ian. Catastrophe losses for the nine months ended September 30, 2022 were due to Hurricane Ian and the Ukraine-Russia conflict. Catastrophe losses for the three and nine months ended September 30, 2021 were driven by Winter Storm Uri, Hurricane Ida and COVID-19. Catastrophe losses for the three and nine months ended September 30, 2021 included $3.0 million and $12.0 million, respectively, associated with COVID-19, primarily resulting from contingency exposures.
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses were $47.0 million and $155.3 million for the three and nine months ended September 30, 2022, respectively, as compared to $64.7 million and $188.8 million for the three and nine months ended September 30, 2021, respectively. The expense ratio decreased to 37.5% for the three months ended September 30, 2022 from 39.5% for the same period 2021. The acquisition expense decrease is driven by expenses incurred on business lines we have exited. The expense ratio for the nine months ended September 30, 2022 decreased to 39.8%, which is broadly consistent with the same period in 2021.
Fee and Other Income/Expense
Fee and other income/expense represent amounts we receive, and costs we incur, in connection with the management of third-party capital for our underwriting Syndicates at Lloyd’s. Fee and other expense was $0.2 million, fee and other income was $1.8 million for the three and nine months ended September 30, 2022, respectively, as compared to $1.0 million and $1.5 million of expense for the same periods in 2021.

Run-off Lines
The following table summarizes the results of operations for Run-off Lines:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Earned premiums	$0.5	$0.1	$0.7	$0.4
Losses and loss adjustment expenses	0.1	4.0	2.9	6.6
Underwriting, acquisition and insurance expenses	0.3	0.5	1.3	0.8
Underwriting income (loss)	0.1	(4.4)	(3.5)	(7.0)
Net investment income	0.6	0.9	1.8	2.8
Interest expense	—	0.1	0.2	0.3
Non-operating expenses	—	—	—	—
(Loss) income before income taxes	$0.7	$(3.6)	$(1.9)	$(4.5)
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

Losses and Loss Adjustment Expenses
The following table represents a roll forward of total gross and net reserves for the asbestos and environmental exposures in our Run-off Lines, along with the ending balances of all other reserves within Run-off Lines. Amounts in the net column are reduced by reinsurance recoverables.

	For the Nine Months Ended September 30,
	2022		2021
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$63.8	$54.5	$59.3	$50.6
Incurred losses	1.3	1.3	2.5	2.4
Losses paid	(7.1)	(5.2)	(9.2)	(7.9)
Loss reserves - asbestos and environmental, end of period	58.0	50.6	52.6	45.1
Risk-management reserves	156.6	95.5	165.6	103.2
Run-off reinsurance reserves	0.4	0.4	—	—
Other run-off lines	29.9	22.8	12.3	7.3
Total loss reserves - Run-off Lines	$244.9	$169.3	$230.5	$155.6
Losses and loss adjustment expenses for the nine months ended September 30, 2022, were primarily the result of unfavorable loss reserve development in other run-off lines. Losses and loss adjustment expenses for the three months ended September 30, 2021 were the result of unfavorable loss reserve development on prior accident years in risk management workers compensation and an individual environment loss. Losses and loss adjustment expenses for the nine months ended September 30, 2021 were the result of unfavorable loss reserve development on prior accident years in risk management workers compensation, other run-off lines and an individual environmental loss.
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the Run-off Lines increased for the nine months ended September 30, 2022 as compared to the same period in 2021 primarily as a result of an increase in the allowance for estimated uncollectible reinsurance.

Liquidity and Capital Resources
Cash Flows
The Company’s future cash flows largely depend on the availability of dividends or other statutorily permissible payments from subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries and states in which these subsidiaries operate, including, among others, Bermuda.
The primary sources of our cash inflows are premiums, reinsurance recoveries, proceeds from sales and redemptions of investments and investment income. The primary cash outflows are claim payments, loss adjustment expenses, reinsurance costs, underwriting, acquisition and overhead expenses, purchases of investments, payment of common and preferred dividends and income taxes. Management believes that cash inflows are sufficient to cover cash outflows in the foreseeable future. We have access to additional sources of liquidity should the need for additional cash arise.
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
Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the nine months ended September 30, 2022 and 2021, cash provided by operating activities was $99.5 million compared to cash provided by operating activities of $40.8 million, respectively. The increase in cash flows provided by operating activities in 2022 compared to 2021 was attributable to various fluctuations within our operating activities, and primarily related to the timing of reinsurance payments and recoveries, claim payments and premium cash receipts in the respective periods.
For the nine months ended September 30, 2022 net cash used in investing activities was $106.1 million compared to net cash provided by investing activities of $50.6 million for the same period in 2021. Net cash used in investing activities was mainly the result of the change in proceeds from fixed maturities, purchases of commercial mortgage loans, and foreign regulatory pools. This was offset primarily by reduced purchases of fixed maturities. Additionally, we received $13.9 million in net cash from the sale of Argo Seguros and AGSE.
For the nine months ended September 30, 2022 and 2021, net cash used in financing activities was $38.3 million and $39.4 million, respectively, driven by dividends to our common and preferred shareholders.
On November 9, 2022, the U.S. Loss Portfolio Transaction with Enstar covering a majority of the Company’s U.S. casualty insurance reserves, including construction, for accident years 2011 to 2019 closed. See Note 16, “Subsequent Events” for information on cash and investments transferred as a result of this transaction.
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
The Credit Agreement contains customary events of default. If an event of default occurs and is continuing, the Borrowers could be required to repay all amounts outstanding under the Credit Agreement. The lenders could also elect to accelerate the maturity of the loans and/or terminate the commitments under the Credit Agreement upon the occurrence and during the continuation of an event of default. No defaults or events of defaults have occurred as of the date of this filing.
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

On July 15, 2022, the parties to the Credit Agreement entered into Amendment No. 2, which revised the definition of “Tangible Net Worth.”
Preferred Stock Dividends
On November 3, 2022, our Board of Directors declared a quarterly cash dividend in the amount of $437.50 per share on our Series A Preference Shares. Holders of Depositary Shares each representing a 1/1,000th interest in a share of Series A Preferred Stock will receive $0.43750 per Depositary Share. The dividend will be paid on December 15, 2022 to our shareholders of record on November 30, 2022.
Argo Group Common Shares and Dividends
On November 3, 2022, the Board declared a quarterly cash dividend in the amount of $0.31 on each share of common stock outstanding. The dividend will be paid on December 15, 2022 to our common shareholders of record on November 30, 2022.
On May 3, 2016, the Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous repurchase authorizations. As of September 30, 2022, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
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
Condensed Consolidating Financial Information
In accordance with Article 10 of SEC Regulation S-X, we have elected to present condensed consolidating financial information in lieu of separate financial statements for the Subsidiary Issuer. The following tables present condensed consolidating financial information as of and for the nine months ended September 30, 2022, of the Parent Guarantor and the Subsidiary Issuer. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.

The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets and results of operations of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2022
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$3.4	$3,628.3	$1,273.4	$—	$4,905.1
Cash	2.2	22.1	75.1	—	99.4
Accrued investment income	—	19.0	4.1	—	23.1
Premiums receivable	—	272.5	384.0	—	656.5
Reinsurance recoverables	—	1,842.4	1,173.4	—	3,015.8
Goodwill	—	118.6	17.5	—	136.1
Current income taxes receivable, net		(5.4)	8.2	—	2.8
Deferred tax assets, net	—	121.0	30.8	—	151.8
Deferred acquisition costs, net	—	110.9	72.5	—	183.4
Ceded unearned premiums	—	294.5	156.3	—	450.8
Operating lease right-of-use assets	4.8	54.4	1.1	—	60.3
Other assets	10.4	102.1	61.1	—	173.6
Intercompany notes receivable	—	62.5	(62.5)	—	—
Investments in subsidiaries	1,384.8	—		(1,384.8)	—
Total assets	$1,405.6	$6,642.9	$3,195.0	$(1,384.8)	$9,858.7
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$3,859.4	$1,872.0	$—	$5,731.4
Unearned premiums	—	926.9	478.0	—	1,404.9
Funds held	—	237.0	16.7	—	253.7
Ceded reinsurance payable, net	—	114.7	388.4	—	503.1
Debt	28.4	284.9	138.2	—	451.5
Accrued underwriting expenses and other liabilities	11.2	67.9	41.2	—	120.3
Operating lease liabilities	5.1	62.7	1.1	—	68.9
Due to (from) affiliates	36.0	(5.0)	5.0	(36.0)	—
Total liabilities	80.7	5,548.5	2,940.6	(36.0)	8,533.8
Total shareholders' equity	1,324.9	1,094.4	254.4	(1,348.8)	1,324.9
Total liabilities and shareholders' equity	$1,405.6	$6,642.9	$3,195.0	$(1,384.8)	$9,858.7
(1)Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)Includes all Argo Group International Holdings, Ltd. parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$992.4	$397.5	$—	$1,389.9
Net investment income	—	96.9	4.0	—	100.9
Net investment and other gains (losses)	—	(38.2)	(81.4)	—	(119.6)
Total revenue	—	1,051.1	320.1	—	1,371.2
Expenses:
Losses and loss adjustment expenses	—	613.9	244.5	—	858.4
Underwriting, acquisition and insurance expenses	5.3	330.9	158.7	—	494.9
Non-operating expenses	18.3	12.1	3.5	—	33.9
Interest expense	1.1	12.6	5.0	—	18.7
Fee and other (income) expense, net	—	(0.1)	(1.7)	—	(1.8)
Foreign currency exchange losses	—	0.1	(16.6)	—	(16.5)
Impairment of goodwill and intangible assets	—	—	28.5	—	28.5
Total expenses	24.7	969.5	421.9	—	1,416.1
(Loss) income before income taxes	(24.7)	81.6	(101.8)	—	(44.9)
Provision for income taxes	—	16.9	4.2	—	21.1
Net (loss) income before equity in earnings of subsidiaries	(24.7)	64.7	(106.0)	—	(66.0)
Equity in undistributed earnings of subsidiaries	(41.3)	—	—	41.3	—
Net income (loss)	$(66.0)	$64.7	$(106.0)	$41.3	$(66.0)
Dividends on preferred shares	7.9	—	—	—	7.9
Net income (loss) attributable to common shareholders	$(73.9)	$64.7	$(106.0)	$41.3	$(73.9)
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
Critical Accounting Estimates
Refer to “Critical Accounting Estimates” in the Company’s 2021 Form 10-K for information on accounting estimates and policies that we consider critical in preparing our consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.
There have been no material changes to our critical accounting estimates described in our 2021 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We believe that we are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk.
Interest Rate Risk
Our primary market risk exposure is the exposure of our fixed maturity investment portfolio to interest rate risk and the changes in interest rates. Fluctuations in interest rates have a direct impact on the fair value of these securities. As interest rates rise, the fair value of our fixed maturity portfolio falls and the converse is also true. We manage interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates. The model duration of the assets comprising our fixed maturity investment portfolio was 2.86 years and 2.81 years at September 30, 2022 and December 31, 2021, respectively.
Credit Risk
We have exposure to credit risk on losses recoverable from reinsurers and receivables from insureds. Our controls to mitigate this risk include limiting our exposure to any one counterparty, evaluating the financial strength of our reinsurers, generally requiring minimum credit ratings and in certain cases receiving collateral from our reinsurers and insureds.
We also have exposure to credit risk in our investment holdings. Our risk management strategy and investment policy attempts to mitigate this risk by primarily investing in debt instruments of high credit quality issuers, limiting credit concentration, monitoring the credit quality of issuers and counterparties and diversifying issuers. The weighted average rating of our fixed maturity investments was AA- with 91.0% and 89.4% rated investment grade or better (BBB- or higher) at September 30, 2022 and December 31, 2021, respectively.
We review our investments to identify and evaluate those that may have credit impairments on a quarterly basis, considering the historical performance of the security, available market information, and credit ratings, among other things. For fixed maturity securities, the review includes consideration of current ratings and actions of major rating agencies (Standard & Poor's, Moody's and Fitch). If a security has two ratings, the lower rating is used. If a security has three ratings, the middle rating is used. The following table reflects the credit quality of our fixed maturity portfolio at September 30, 2022:

Other Fixed Maturities	Book Value	Fair Value
AAA	$735.8	$683.9
AA	251.6	233.6
A	764.3	695.6
BBB	748.2	665.4
BB/B	166.2	147.7
CCC and Below	22.6	13.4
Unrated	118.9	108.3
Other Fixed Maturities	$2,807.6	$2,547.9

Structured Securities	Book Value	Fair Value
AAA	$928.4	$829.5
AA	130.9	116.9
A	130.9	117.7
BBB	60.8	53.0
BB/B	10.6	8.7
CCC and Below	0.3	0.4
Unrated	62.0	56.2
Structured Securities	$1,323.9	$1,182.4

Total Fixed Maturities	Book Value	Fair Value
AAA	$1,664.2	$1,513.4
AA	382.5	350.4
A	895.2	813.3
BBB	809.0	718.5
BB/B	176.8	156.5
CCC and Below	22.9	13.8
Unrated	180.9	164.5
Total Fixed Maturities	$4,131.5	$3,730.3
Our portfolio also includes alternative investments with a carrying value at September 30, 2022 and December 31, 2021 of $401.6 million and $387.2 million (8.2% and 7.3% of total invested assets), respectively. We may invest in both long and short equities, corporate debt securities, currencies, real estate, commodities and derivatives. We attempt to mitigate our risk by selecting managers with extensive experience, proven track records and robust controls and processes. We also attempt to mitigate our risk by diversifying through multiple managers and different types of assets and asset classes.
Commercial mortgage loans add portfolio diversification. These assets typically afford credit protections through covenants and deeper due diligence given information access. We also monitor debt service coverage ratios and loan-to-value ratios in our assessment of credit risk and exposure.
Equity Price Risk
We hold a diversified portfolio of equity securities with a fair value of $43.9 million and $56.3 million (0.9% and 1.1% of total invested assets) at September 30, 2022 and December 31, 2021, respectively. Our equity securities are exposed to equity price risk which is defined as the potential for loss in fair value due to a decline in equity prices. We believe the diversification of our equity securities among various industries, market segments and issuers, as well as the use of multiple outside investment managers, mitigates our exposure to equity price risk.

Foreign Currency Risk
We have exposure to foreign currency risk in our insurance contracts, invested assets and to a lesser extent, a portion of our debt. We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance contracts that are payable in currencies other than the U.S. Dollar with cash and investments that are denominated in such currencies. We also use foreign exchange forward contracts to attempt to mitigate this risk. We recognized gains in the investment portfolio of $3.1 million for the three months and $7.3 million for the nine months ended September 30, 2022 on portfolio forward currency contracts. We recognized no losses in the investment portfolio for the three months and $1.0 million for the nine months ended September 30, 2022 on portfolio forward currency contracts. We recognized gains of $4.7 million and $12.5 million for the three and nine months ended September 30, 2022 on our operational foreign currency forward contracts. We recognized losses of $11.2 million and $36.7 million for the three and nine months ended September 30, 2022 on our operational foreign currency forward contracts. We recognized losses of $4.2 million and $7.7 million for the three and nine months ended September 30, 2021 on our foreign currency forward contracts.
Item 4. Controls and Procedures
Argo Group, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), defines “disclosure controls and procedures” as controls and procedures “designed to ensure that information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.” Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2022, at the reasonable assurance level to ensure that information required to be disclosed by Argo Group in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in internal control over financial reporting made during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Federal Securities Class Action
The Police & Fire Retirement System City of Detroit v. Argo Group International Holdings, Ltd., et al., No. 22-cv-8971 (S.D.N.Y.)
On October 20, 2022, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers, alleging securities fraud violations under sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiff alleges that from February 13, 2018 through August 9, 2022, Defendants made false and misleading statements concerning the Company’s reserves and underwriting standards. The Company is not able at this time to determine or predict the ultimate outcome of this proceeding or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.
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
The effects of inflation could cause the cost of claims to rise in the future. Our reserve for losses and loss adjustment expenses (“LAE”) includes assumptions about future payments for settlement of claims and claims handling expenses, such as medical treatments and litigation costs. To the extent inflation causes these costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in our net income in the period in which the deficiency is identified. Furthermore, if we experience deflation or a lack of inflation going forward and interest rates are low or decline, we could experience low portfolio returns because we hold fixed income investments of fairly short duration.
Additionally, our operating results are affected, in part, by the performance of our investment portfolio. Our investment portfolio may be adversely affected by inflation or changes in interest rates. Such adverse effects include the potential for realized and unrealized losses in a rising interest rate environment or the loss of income in an environment of prolonged low interest rates. Such effects may be further impacted by decisions made regarding such things as portfolio composition and duration given the prevailing market environment. Although we attempt to take measures to manage the risks of investing in changing interest rate environments, we may not be able to mitigate interest rate sensitivity effectively. During the third quarter of 2022, the pro forma Enhanced Capital Requirement (“ECR”) ratio for Argo Re increased primarily due to the inclusion of two recently announced transactions – the U.S. loss portfolio transfer transaction with Enstar and the sale of Syndicate 1200 to Westfield. Argo Re’s pro forma ECR ratio is currently in excess of the Company’s risk tolerance. If Argo Re’s ECR ratio falls below the Company’s risk tolerance, Argo Re’s ability to pay dividends to the Company will be restricted. Economic and political conditions, including inflation and fluctuation in interest rates or failure to maintain Argo Re’s ECR ratio in excess of the Company’s risk tolerance would have a material adverse effect on our business, results of operations, financial condition and our ability to pay dividends to shareholders.

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
We are regularly subject to, and are currently involved in, legal and regulatory proceedings, investigations, inquiries, claims and litigation in connection with our business operations. Due to the inherent uncertainty of the outcomes of such matters, there can be no assurance that the resolution of any particular claim or proceeding would not materially adversely affect our results of operations and financial condition. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our financial position, results of operations and cash flows. Investigations, inquiries, disputes, claims and regulatory and legal and arbitration proceedings, including securities, derivative action and class action litigation, can be expensive and disruptive and could materially adversely affect our financial position, results of operations and cash flows. Such matters, even if pending or not ultimately substantiated or if indemnified or insured, may adversely impact us, including by disrupting our operations, diverting management resources and harming our reputation.
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
From January 1, 2022 through September 30, 2022, we did not repurchase any of our common shares. Since the inception of the repurchase authorizations (including those purchased under the 2016 Repurchase Authorization) through September 30, 2022, we have repurchased 11,318,339 of our common shares at an average price of $40.22 for a total cost of $455.1 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of September 30, 2022, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under our various employee equity compensation plans. For the three months ended September 30, 2022, we received 7,975 common shares, with an average price paid per share of $28.56 that were surrendered by employees in payment for the minimum required withholding taxes. The following table provides information with respect to our common shares that were surrendered during the three months ended September 30, 2022. In the below table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

Period	Total Number of Shares Surrendered (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
July 1 through July 31, 2022	2,008	$37.46	—	$53,281,805
August 1 through August 31, 2022	2,974	$31.77	—	$53,281,805
September 1 through September 30, 2022	2,993	$19.40	—	$53,281,805
Total	7,975		—
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
A list of exhibits required to be filed as part of this report is set forth in the below Exhibit Index.
EXHIBIT INDEX

Exhibit Number	Description
10.1
Amended and Restated Loss Portfolio Transfer Reinsurance Agreement by and between Argonaut Insurance Company and Cavello Bay Reinsurance Limited dated November 9, 2022 with an effective date of January 1, 2022.*

10.2
Share Purchase Agreement for the sale and purchase of the entire issued share capital of Argo Underwriting Agency Limited dated September 8, 2022 by and between Argo International Holdings Limited as Seller and Ohio Farmers Insurance Company as Purchaser.*

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
* Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

November 9, 2022	By	/s/ Thomas A. Bradley
Thomas A. Bradley
Chief Executive Officer and Director

November 9, 2022	By	/s/ Scott Kirk
Scott Kirk
Chief Financial Officer