Form 10-K
period 2022-12-31
Argo Group International Holdings, Ltd.
filed 2023-03-06
CIK 1091748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2022, the aggregate market value of the common stock held by non-affiliates was approximately $1,286.9 million.
As of March 2, 2023, the registrant had 35,093,266 shares of common stock outstanding (net of treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Form 10-K/A, which Argo Group International Holdings, Ltd.. expects to file on or before May 1, 2023, are incorporated by reference in Part III, Items 10-14 of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Form 10-K/A is not deemed to be filed as a part hereof.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
Annual Report on Form 10-K
For the Year Ended December 31, 2022

PART I
			Page
Item	1.	Business	3
Item	1A.	Risk Factors	28
Item	1B.	Unresolved Staff Comments	57
Item	2.	Properties	57
Item	3.	Legal Proceedings	57
Item	4.	Mine Safety Disclosure	57
PART II
Item	5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	58
Item	6.	[Reserved]	59
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	60
Item	7A.	Quantitative and Qualitative Disclosures about Market Risk	93
Item	8.	Financial Statements and Supplementary Data	95
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	95
Item	9A.	Controls and Procedures	96
Item	9B.	Other Information	98
Item	9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	99
PART III
Item	10.	Directors, Executive Officers and Corporate Governance	100
Item	11.	Executive Compensation	100
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	100
Item	13.	Certain Relationships and Related Transactions and Director Independence	101
Item	14.	Principal Accounting Fees and Services	101
PART IV
Item	15.	Exhibits, Financial Statement Schedules	102
Item	16.	Form 10-K Summary	107

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K for the year ended December 31, 2022 (this “Form 10-K”) are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s projections, forecasts, expectations, beliefs, intentions or strategies, and include all statements that do not relate solely to historical or current facts. Forward-looking statements may be identified by the use of words such as “expect,” “intend,” “plan,” “believe,” “do not believe,” “aim,” “project,” “anticipate,” “seek,” “will,” “likely,” “assume,” “estimate,” “may,” “continue,” “guidance,” “objective,” “remain optimistic,” “path toward,” “outlook,” “trends,” “future,” “could,” “would,” “should,” “target,” “on track” and similar expressions of a future or forward-looking nature.
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
Risks Associated with the Merger:
•our ability to complete the merger with Brookfield Reinsurance Ltd. as timely as expected or at all;
•the impact of the significant management time and resources expended in an effort to complete the merger;
•any disruptions to our relationships with third parties and employees or negative publicity or legal proceedings related to the merger;
•uncertainty regarding the outcome of the merger;
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
•any ineligibility for benefits under the U.S.-U.K. income tax treaty applicable to our former Lloyd’s Companies;
•any ineligibility for benefits under the U.S.-Ireland income tax treaty applicable to dividends paid by our U.S. subsidiaries to Argo Ireland;
•any transfer pricing adjustment in computing U.K. or U.S. taxable profits;
•adverse consequences due to changes made by the Organization for Economic Co-operation and Development; and
•adverse taxation in the U.K. and Bermuda.
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

PART I
Item 1. Business
Business Overview
Argo Group, a Bermuda-based holding company, is a U.S. focused specialty insurer with well-established businesses operating in key specialty markets.
Business Strategy
Argo Group operates in the specialty and Excess and Surplus Lines (“E&S”) insurance markets where we focus on discrete niche products or businesses that require specialized underwriting knowledge and usually hard-to-place coverage. We believe the specialized nature of the products we offer provides our underwriters the flexibility over rates, terms and forms to produce superior loss ratios over the long-term. Our fundamental operating principles are designed to create an efficient organization that is focused on delivering results and improved shareholder value creation. We foster a culture of accountability for successful execution of strategic plans to improve returns by deploying capital to the businesses with the best outlook for return on capital.
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
Our Structure
The following is a summary organizational chart of Argo Group as of December 31, 2022:

Business Segments and Products
For the year ended December 31, 2022, our operations included two primary reportable segments - U.S. Operations and International Operations. In addition to these main business segments, we have a Run-off Lines segment for certain products we no longer underwrite. For discussion of the operating results of each business segment, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 19, “Segment Information,” in the Notes to the Consolidated Financial Statements.
On October 4, 2021, we reached an agreement to sell our Brazilian operations, Argo Seguros Brasil S.A. (“Argo Seguros”), to Spice Private Equity Ltd., an investment company focused on global private equity investments. The sale was completed on February 15, 2022.
On December 20, 2021, we reached an agreement to sell our European operations, ArgoGlobal Holdings (Malta) Ltd. and its subsidiaries, to Riverstone Holdings Limited (part of the RiverStone International group). The sale was completed on June 22, 2022.
On September 8, 2022, we reached an agreement to sell the entire issued share capital of Argo Underwriting Agency Limited (“AUA”) to Ohio Farmers Insurance Company (the “Ohio Farmers”), part of the Westfield group of insurance companies. On February 2, 2023, we completed the sale of the entire issued share capital of AUA, for which the financial results are reported in our International segment.
For a discussion of these and other recent transactions, please refer to Note 2, “Recent Acquisitions, Disposals & Other Transactions,” in the Notes to the Consolidated Financial Statements.
U.S. Operations
The U.S. Operations business is distributed through retail, wholesale, and managing general brokers/agents in the specialty insurance market. This segment is a leader in the U.S. specialty insurance market, specifically through its E&S businesses focusing on U.S.-based risks that the standard, admitted insurance market is unwilling or unable to underwrite. The E&S businesses are often able to underwrite risks using more flexible policy terms and rating structures. The other U.S. businesses use their underwriting expertise in specific industry classes or exposures to write niche classes of business primarily in the admitted insurance market.
Argo Construction

Argo Construction specializes in underwriting primary general liability and supported excess coverages for construction contractors. The unit leverages their industry expertise to handle insurance needs of specialty contractors. Argo Construction’s specialized underwriters understand the rates, pricing and coverages needed to meet contractors’ insurance requirements and help project owners succeed. This business unit is segmented into four groups: New York Construction, Middle Market Construction, Owners Interest / Owners and Contractors Protective, Specialty Construction.
Colony Contract P&C

Effective October 1, 2021, Argo Group sold the renewal rights for our contract binding Property and Casualty business to Mesa Underwriters Specialty Insurance Company (MUSIC), the excess and surplus lines subsidiary of Selective Insurance Group, Inc. In 2022,we provided service to in-force policies until their expiration dates. This business unit provided general liability and property coverages through select wholesale agents via delegated authority. Risks include small contractors, premises liability, light to medium hazardous products/completed operations exposures, as well as property exposures.
Argo Casualty

Argo Casualty offers primary casualty and excess casualty coverages in the excess and surplus lines space. The underwriting focus of our primary casualty portfolio includes real estate, mercantile, hospitality, manufacturers, and service contractors. Our excess casualty targets classes of business including construction, products liability and premises liability.

Argo Property
Effective December 15, 2021, Argo Group sold the renewal rights of its US Specialty Property business to Westfield Insurance. Argo Property provided a full suite of property products to its wholesale trading partners, with a focus on cat-exposed E&S property coverages. In 2022, we provided service to in-force policies until their expiration dates.
Argo Environmental
Argo Environmental provides environmental liability insurance and related insurance products to a range of businesses, including those that operate in the environmental industry and those that face environmental liabilities arising from their industrial and commercial activities.
Colony Specialty Garage
Colony Specialty Garage provides both admitted and non-admitted garage products through wholesale general agents via delegated binding authority. This unit provides products designed to cover a wide range of auto dealer and auto service operations. Auto dealers include operations involved in selling new or used autos, trailers, recreational vehicles, motorcycles and off-road vehicles. Auto service/repair includes operations involved in auto and specialized vehicle service/repair, towing, salvage yards and valet parking.
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
U.S. Commercial Programs
U.S. Commercial Programs provides commercial insurance programs and fronting solutions to meet the needs of targeted, specialty lines businesses. They partner with qualified program administrators who provide underwriting expertise, risk aggregation, and strong customer service to deliver profitable underwriting results.
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

Rockwood
Rockwood Casualty Insurance Company (“Rockwood”) is primarily a specialty underwriter of workers compensation, with a focus on the mining industry. It also underwrites coverage for commercial businesses, including retail operations, light manufacturing, services and restaurants. Rockwood underwrites policies on both a large-deductible basis and on a guaranteed-cost basis for smaller commercial accounts. In addition, Rockwood provides general liability and commercial automobile coverage, as well as coverage for pollution liability, umbrella liability, and surety to support its core clients’ other mining and mining-related exposures.
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
The International Operations segment operates as ArgoGlobal in addition to other brands depending on product and jurisdiction, including Argo Re, Ltd. (“Argo Re”), the Casualty and Professional Lines unit of Argo Insurance Bermuda and ArgoGlobal Assicurazioni in Italy. ArgoGlobal SE in Continental Europe and Argo Seguros in Brazil were sold on June 22, 2022 and February 15, 2022, respectively.
Lloyd’s Syndicate Platform
Argo Group’s Lloyd’s syndicate platform included management and participation in Syndicate 1200 (prior to the sale of AUA and its Lloyd’s Syndicate 1200 to Ohio Farmers on February 2, 2023), as well as management and historical participation in Syndicate 1910 (prior to the sale of Ariel Re, as well as Ariel Re Bda Limited and ArgoGlobal Services (Hong Kong) Limited, to Pelican Ventures and J.C. Flowers & Co. on November 25, 2020). Based in London, the syndicates have regional operations in Bermuda and Dubai. The syndicates were managed by the Argo Managing Agency and trade under the Lloyd’s of London capital and licensing framework. Syndicate 1910 was managed by Argo Managing Agency while Ariel Re awaited approval of its own Lloyd’s Managing Agency, which occurred in October 2022.
On September 8, 2022, we reached an agreement to sell the entire issued share capital of Argo Underwriting Agency Limited (“AUA”), or Argo Group’s Lloyd’s syndicate platform, to Ohio Farmers Insurance Company (the “Buyer”), part of the Westfield group of insurance companies. On February 2, 2023, the AUA completed the sale of the entire issued share capital of AUA, Argo Group’s Lloyd’s syndicate platform.
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
For the 2022 year of account, approximately 9% of Syndicate 1200’s underwriting capital was related to third parties, including other (re)insurance groups (“trade capital”) and high net worth individuals who want to participate in our underwriting. The flexibility in the sources of capital allowed us to manage underwriting exposure over the insurance cycle. Our economic participation in the syndicate varies by year of account based on our risk appetite and the availability of third-party capital. This business earns a return on the underwriting capital that is provided by us and from fee income earned from the management of third-party capital. On February 2, 2023, we completed the sale of AUA to Ohio Farmers.
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
At December 31, 2022, the Company classified it’s Lloyd’s Syndicate business as held-for-sale in our Consolidated Balance Sheets See Note 2, “Recent Acquisitions, Disposals & Other Transactions” in the Notes to the Consolidated Financial Statements for further discussion.
Bermuda Insurance, Europe and Brazil
The additional international businesses include Argo Insurance Bermuda, ArgoGlobal Assicurazioni in Italy and, prior to February 15, 2022 and June 22, 2022, Argo Seguros business in Brazil and ArgoGlobal SE in Continental Europe, respectively.
Argo Insurance Bermuda offers casualty, property and professional lines, which serves the needs of clients by providing the following coverages: property, general and products liability, directors and officers liability, errors and omissions liability and employment practices liability.
Subsequent to the sale of our Syndicate 1200 business on February 2, 2023, Bermuda will retain the property business previously written by Syndicate 1200.
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
ArgoGlobal SE was based in Malta and underwrote accident & health, marine, professional liability, surety, and other property and casualty business in continental Europe. On December 20, 2021, we reached an agreement to sell ArgoGlobal Holdings (Malta) Ltd. and its subsidiaries, to Riverstone Holdings Limited (part of the RiverStone International group.) The sale was completed on June 2022.
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
U.S. Operations
Our U.S. insurance businesses distribute products through a network of appointed wholesale agents, general agents and brokers specializing in excess and surplus lines and certain targeted admitted lines. Approximately 90% of E&S premium volume in 2022 was produced by wholesale brokers who submit business and rely on Argo Group to produce quotes and handle policy issuance on such accounts. The remaining amount of E&S premium was produced through a select group of wholesale agents and managing general agents (“MGAs”) to whom we have delegated limited authority to act on our behalf contained within the Programs and Garage business units. These agents are granted authority to underwrite, quote, bind and issue policies in accordance with predetermined guidelines and procedures prescribed by us.

The remainder of the U.S. business uses a broad distribution platform to deliver specialty insurance products and services to our policyholders and agents. Argo Pro, Inland Marine and Excess Casualty distribute their products through retail agents, wholesale agents, and brokers. Rockwood distributes its product lines through its network of retail and wholesale agents. U.S. Specialty Programs provides its products through selected MGAs and brokers. Argo Surety distributes its products through select surety specialty agents and brokers across the United States.
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
International Operations
Competition for any one account may come from other international firms or smaller regional companies. These competitors include independent insurance companies, subsidiaries or affiliates of established worldwide insurance companies, departments of certain commercial insurance companies, and underwriting syndicates.
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

Syndicate 1200, our former Lloyd’s syndicate, received the Lloyd’s market FSR rating of “A” (Excellent), with a stable outlook, by A.M. Best and “A+” (Strong), with a stable outlook, by S&P.
On February 8, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Brookfield Reinsurance Ltd. (“Brookfield Reinsurance”) and BNRE Bermuda Merger Sub Ltd. (“Merger Sub”), a wholly owned subsidiary of Brookfield Reinsurance. As a result of the announcement, on February 10, 2023, A.M. Best placed Argo Group and its subsidiaries under review with developing implications. Also as a result of the announcement, on February 14, 2023 S&P placed Argo Group on Credit Watch with negative implications.
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
On September 28, 2022, the BMA convened its annual supervisory college session relative to Argo Group, which included participation by the Prudential Regulatory Authority (U.K.), the Insurance Departments of the States of Illinois and Virginia (U.S.), and the Italian Institute for the Supervision of Insurance (“IVASS”). Argo Group management were also invited to attend and to make a presentation at the session.
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

Insurance Code of Conduct
All insurers must comply with the Insurance Code of Conduct, as revised on August 31, 2022, (“Code”) which prescribes the duties and standards that must be complied with to ensure sound corporate governance, risk management and internal controls are implemented. The BMA will assess an insurer’s compliance with the Code in a proportional manner relative to the nature, scale and complexity of its business. Failure to comply with the requirements of the Code will be taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act and may result in the BMA exercising its powers of intervention and investigation.
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
In 2022, 2021 and 2020, Argo Re paid cash dividends to Argo Group of $33.0 million, $85.0 million and $58.8 million, respectively. The proceeds of the dividends were used to repay intercompany balances related primarily to the funding of dividend and interest payments and other corporate expenses.
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

Financial Condition Report
In May 2022, Argo Group filed its annual Financial Condition Report (“FCR”), for the year ended December 31, 2021, with the BMA and on Argo Group’s public website (www.argolimited.com) in accordance with the Insurance (Public Disclosure) Rules 2015 pursuant to the Insurance Act. The purpose of this Financial Condition Report for Argo Group is to provide a public disclosure of the measures governing the Company’s business operations, corporate governance framework, risk profile, solvency valuation, financial performance and capital management of significant events. The FCR is an annual filing which provides additional information to the public in relation to Argo Group’s business model, which is also published on the Company’s website within 14 days of being filed with the BMA. The FCR was used as the basis for compliance with the NAIC Corporate Governance Annual Disclosures (“CGAD”) reporting requirements applying to Argo Group U.S., Inc. as a result of the passing of the CGAD Model Act.
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
The Cyber Code came into effect January 1, 2021, and Regulated Entities were required to be compliant by December 31, 2021.
In addition, the Insurance (Group Supervision) Amendment Rules 2022 were amended on April 4, 2022 (effective as of 1 January 2023) requiring Bermuda insurance groups to adopt a cyber program to be evidenced by such policies and documentation as the insurance group deems appropriate, based on the nature, scale and complexity of the group’s business, systems and operation, and for insurance groups to report cyber reporting events to the BMA within 72 hours from determination of such an event occurring.
Climate Risk Reporting
On October 31, 2022, the BMA released its Guidance Notes - Management Of Climate Change Risks For Commercial Insurers (the “Climate Change Guidance Notes”). Commercial insurers, including Argo Re, will be expected to provide in their relevant year-end Own Risk and Solvency Assessment (“ORSA”), starting with their year-end 2022 ORSA, an assessment of their status regarding the implementation of an appropriate framework as well as an action plan that should indicate the appropriateness of policies, procedures and other relevant matters, such as governance by the insurer’s board of directors and senior executives. In relation to the assessment, review and monitoring of such risks, the framework and measures are to be adopted and fully operational on or before year-end 2025.

The BMA expects continuous advancements and aims to monitor the progress of this regime by insurers via offsite data analysis and on-site visits from 2023 onwards.
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
Argo Group U.S., Inc. may receive dividends from its direct subsidiaries: Argonaut Insurance Company (“Argonaut”) and Rockwood. Rockwood paid a dividend to Argo Group U.S., Inc. in May 2022 of $10.6 million. During 2023, Argonaut is permitted to pay dividends up to $99.4 million without approval from the Illinois Division of Insurance, based on the application of the Illinois ordinary dividend calculation. During 2023, Rockwood is permitted to pay dividends up to $21.3 million without prior approval from the Pennsylvania Department of Insurance. Business and regulatory considerations may impact the amount of dividends actually paid, and prior regulatory approval of extraordinary dividend payments is required.
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
Argo Group’s E.U operations ArgoGlobal Assicurazioni are required to comply with SII. Argo Group’s Lloyd’s Managing Agency, Argo Managing Agency Limited continues to comply with the requirements of SII. With the U.K.’s withdrawal from the E.U. the U.K. Government is in the process of seeking views on reforming the prudential regulation of the U.K. insurance sector and has commenced a review of SII.
On February 2, 2023, the Company completed the sale of the entire issued share capital of AUA, which includes Argo Group’s Lloyd’s Managing Agency and Argo Managing Agency Limited.
United Kingdom Withdrawal from the E.U.
On June 23, 2016, the U.K held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit.” As a result of the referendum, the U.K. formally exited the E.U. on January 31, 2020, pursuant to a withdrawal agreement between the U.K. government and the E.U.
On December 24, 2020, the U.K. and the E.U. announced that they had struck a new bilateral trade and cooperation deal governing the future relationship between the U.K. and the E.U. (the “E.U.-U.K. Trade and Cooperation Agreement”), which took effect from January 1, 2021. The E.U.-U.K. Trade and Cooperation Agreement contains limited provisions on financial services, leaving trade to be managed through mutual unilateral equivalence decisions. A Memorandum of Understanding (“MoU”) on regulatory cooperation was entered into by the U.K. and the E.U. in March 2021, although the text of the MoU has not been published, and ratification is subject to further agreement between the EU and the UK, which may not be forthcoming. As of December 31, 2022, the U.K. had granted the E.U. 27 permanent equivalence decisions that provide E.U. nations access to the U.K. financial markets. The E.U. has yet to make equivalence decisions for the U.K. As a result, U.K. firms’ access to the E.U. markets depend on the rules each member state applies to third country businesses.
On February 2, 2023, the Company completed the sale of the entire issued share capital of AUA, which includes Argo Group’s Lloyd’s Managing Agency and Argo Managing Agency Limited.
Malta
ArgoGlobal SE operated as an authorized insurance undertaking domiciled in Malta under the Malta Business Act (Cap. 403) by the MFSA. ArgoGlobal SE is regulated as a domestic insurer by the MFSA and subject generally to Malta’s laws and regulations relating to insurance and solvency requirements.
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
In 2020, the ArgoGlobal SE book of (re)insurance business was placed into run-off with ArgoGlobal SE predominantly ceasing to accept new and renewal business. When payable, dividends from ArgoGlobal SE were subject to applicable laws and regulations in Malta.
On December 20, 2021, Argo Group entered into an agreement for the sale of ArgoGlobal SE to Riverstone Holdings Limited.
On June 22, 2022, we completed the sale of our Malta operations, ArgoGlobal Holdings (Malta) Ltd. and its subsidiaries (“AGSE”) to RiverStone Holdings Limited (part of the RiverStone International Group) for €4.9 million (approximately $5.2 million), subject to the terms and conditions set forth in the purchase agreement. AGSE is one of the business units within our International Operations reporting segment. As a result, we realized a loss on the sale of AGSE of $21.3 million, which is included as a component of Net realized investment and other gains (losses) in our Consolidated Statements of Income (Loss). This amount includes $4.5 million of losses from the realization of historical foreign currency translation, which was previously a component of accumulated other comprehensive income.

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
United Kingdom
Argo Managing Agency Limited is a Lloyd’s managing agent that manages Syndicate 1200 (“S1200”) and Special Purposes Arrangement 6117 (“SPA6117”). In 2020 Argo Group divested its interest in the Ariel Re business including S1910. As of October 2022, S1910 is managed by Ariel Re.
On February 2, 2023, the Company completed the sale of the entire issued share capital of AUA, which includes Argo Group’s Lloyd’s Managing Agency and Argo Managing Agency Limited.
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
PRA and FCA Regulations
Argo Managing Agency Limited, managing agent of S1200 and SPA6117 is authorized by the PRA and regulated by the PRA and the FCA, as well as being supervised by Lloyd’s. The PRA, FCA and Lloyd’s have common objectives in ensuring that the Lloyd’s market and participants in the Lloyd’s market are appropriately regulated. To minimize duplication, there are arrangements with Lloyd’s for co-operation on supervision and enforcement. Both the PRA and FCA have substantial powers of intervention in relation to the Lloyd’s Managing Agents (such as Argo Managing Agency Limited) that they regulate, including the power to remove their authorization to manage Lloyd’s Syndicates. In addition, each year the PRA requires Lloyd’s to satisfy an annual solvency test that measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and run-off. If Lloyd’s fails this test, the PRA may require Lloyd’s to cease trading and/or its members to cease or reduce underwriting.
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
•ArgoGlobal Insurance Services Inc.
ArgoGlobal Insurance Services Inc. (“AGIS”) is an approved Lloyd’s coverholder service company. AGIS was incorporated in Delaware, USA. The Company is subject to regulatory oversight from Lloyd’s. During 2019, we ceased underwriting in AGIS and have placed the company into runoff. AGIS was dissolved during 2022.
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
Data Protection Act 2018 (U.K.)
Following Brexit, the U.K. GDPR and the Data Protection Act 2018 (“DPA2018”) are now the U.K.’s standalone data protection laws. The DPA2018 adds requirements that fall outside the U.K. GDPR’s scope, such as processing by law enforcement and intelligence services. Argo Group is subject to the applicable requirements of the U.K. GDPR and DPA2018 related to provision of our services and products within the U.K., or the collection and process of personal information from residents of the U.K.
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
On October 4, 2021, Argo Group entered into an agreement for the sale of our Brazilian operations, Argo Seguros to Spice Private Equity Ltd., an investment company focused on global private equity investments. On February 15, 2022, we completed the sale of Argo Seguros to Spice Private Equity Ltd. for a final purchase price of $140 million Brazilian Reais (approximately $26.9 million), subject to the terms and conditions set forth in the purchase agreement. Argo Seguros is one of the business units within our International Operations reporting segment. As a result, we realized a loss on the sale of Argo Seguros of $33.8 million in 2022, which is included as a component of Net realized investment and other gains (losses) in our Consolidated Statements of Income (Loss). This amount includes $27.3 million of losses from the realization of historical foreign currency translation, which was previously a component of accumulated other comprehensive income. We previously recognized a $6.3 million loss during 2021 as we adjusted the carrying value of Argo Seguros to its fair value.
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

At December 31, 2022, Argo Group’s reinsurance recoverable balance totaled $3,029.1 million, net of the allowance for estimated uncollectible reinsurance of $4.7 million. The following table reflects the credit ratings for our reinsurance recoverable balance at December 31, 2022:

	2022
(in millions)	Reinsurance Recoverables	% of Total
Ratings per A.M. Best
Reinsurers rated A+ or better	$1,277.6	42.2%
Reinsurers rated A	830.1	27.4%
Reinsurers rated A-	132.8	4.4%
Reinsurers rated below A- or not rated (1)	788.6	26.0%
	$3,029.1	100.0%
(1) On November 9, 2022, the U.S. Loss Portfolio Transaction (“U.S. LPT”) with a wholly owned subsidiary of Enstar Group Limited (“Enstar”) covering a majority of the Company’s U.S. casualty insurance reserves, including construction, for accident years 2011 to 2019 closed. On the closing date, the Company transferred cash and investments to Enstar a portion of which was deposited into a trust established to secure Enstar’s claim payment obligation to the Company. As such, our reinsurance recoverable with Enstar is contractually required to be fully collateralized.
The top 10 reinsurers accounted for $1,726.1 million, or approximately 57.0%, of the reinsurance recoverable balance as of December 31, 2022. One reinsurer in our top 10 is not rated A or higher, but is required to fully collateralize any ceded reserves. Management has concluded that all balances (net of the allowance for estimated uncollectible reinsurance) are considered recoverable as of December 31, 2022.
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
Reserves for IBNR claims are based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. We use a variety of statistical and actuarial techniques to analyze current claims costs, including frequency and severity data and prevailing economic, social and legal factors. Reserves established in prior years are adjusted as loss experience develops and new information becomes available. In determining loss reserves, we give careful consideration to all available data and applicable actuarial analyses including expected loss ratios, loss development factors, settlement patterns and the weighting of actuarial methodologies.
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
We have discontinued underwriting certain lines of business; however, we are still obligated to pay losses incurred on these lines. Certain lines currently in run-off are characterized by long elapsed periods between the occurrence of a claim and any ultimate payment to resolve the claim. Included in Run-off Lines are claims related to asbestos and environmental liabilities arising out of liability policies primarily written in the 1960s, 1970s and into the early 1980s with a limited number of claims occurring on policies written in the early 1990s. Business formerly written in our risk-management business is also classified in Run-off Lines. Additional discussion on Run-off Lines can be found under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 8, Run-off Lines, in the Notes to the Consolidated Financial Statements.

Additional information relating to our loss reserve development is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 7, “Reserves for Losses and Loss Adjustment Expenses”, in the Notes to Consolidated Financial Statements.
Investments
Our investment portfolio is designed to ensure adequate liquidity for the prompt payment of our obligations, including any potential claims payments. To ensure adequate liquidity for payment of claims, we broadly seek to match the profile of our invested assets with those of our liabilities. We consider liquidity, anticipated duration, and the currency of our liabilities when making investment decisions. To meet our liquidity needs, our bond portfolio consists primarily of investment grade, fixed-maturity securities. As of December 31, 2022, fixed maturities, along with cash and short-term investments, represented 85.8% of our total investments and cash equivalents.
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
Human Capital Management

Company Culture and Core Values

We believe that developing a strong corporate culture is an important component of our human capital management practices and critical to our long-term success. Our culture is underpinned by four core values that unify our workforce: entrepreneurial spirit, doing the right thing, collaborating, and respecting each other. Our Code of Conduct, and Business Ethics and related training programs, policies and procedures help ensure our commitment to living our values every day.

Employees

As of December 31, 2022, we had 1,224 employees, of which 1,206 were full-time employees. Approximately 958 were employed in the U.S. and 266 were employed in foreign countries including the U.K. and Bermuda. Additionally, we utilize independent contractors and temporary personnel to supplement our workforce. With the closing of the sale of our Brazilian operations on February 15, 2022, we now have only a small percentage of our employee population who are unionized, all of whom are in Italy. Based on feedback received from employees, including as a result of our ongoing pulse surveys, evidence indicates they have a high rate of satisfaction with Argo.
As of December 31, 2022, our employees had the following self-identified gender demographics:

	Women	Men
Total Full-Time Employees	53%	47%

As of December 31, 2022, 83.7% of employees chose to voluntarily disclose their race and/or ethnicity to us, of which 21.9% self-identified as being part of an ethnic and/or racial minority group.

Diversity and Inclusion

Argo Group is committed to fostering, cultivating and preserving a diverse and inclusive culture that reflects and contributes to the diverse communities where we conduct our business. Argo Group is committed to ensuring that its employees feel comfortable bringing their authentic selves to work, are confident in being treated respectfully, and have equal opportunities to be successful. We believe that embracing our differences is critical to driving innovation and business results, and that some of the greatest ideas come from a diverse mix of minds, cultures, and experiences.

Our three key diversity and inclusion (“D&I”) priorities to advance our diverse and inclusive culture are:

• leadership commitment to D&I initiatives;

• supporting and nurturing an inclusive culture; and

• building and maintaining a diverse workforce.
Our Board-approved D&I Policy outlines the roles and responsibilities of key participants, including our executive sponsors, the D&I Committee, and our Employee Resource Groups (“ERGs”). Our D&I Committee is comprised of executive leaders who champion the adoption and implementation of D&I initiatives throughout Argo Group. The D&I Committee oversees the development of corporate D&I strategies and initiatives, evaluates the progress of the D&I program against defined metrics and provides education and training to deepen and develop personal understanding of diversity and inclusion. We also provide our employees the opportunity to participate in training programs focused on creating a respectful workplace as well as other courses to further educate employees on diversity-related issues. In the last 3 years, 98% of our managers completed Respectful Workplace training and the entire workforce received additional D&I training resulting in more than 2700 hours of training on a wide range of topics, including inclusion, retaliation, harassment, discrimination, unconscious bias, bullying and ethical standards. Argo also has 8 custom Degreed Learning Pathways on D&I topics sponsored by Employee Resource Groups.
Also, as part of our D&I strategy, we continue investing in our eight voluntary ERGs to support our cultural values, drive our D&I priorities, promote belonging and allyship, and foster our commitment to build an inclusive and diverse work environment. Executive leaders sponsor each of our ERGs. We also communicate the importance of, and our commitment to, D&I through our periodic town halls and quarterly D&I newsletter. In 2022, Argo Group hosted 12 live, virtual events promoting D&I and other issues on topics such as: The Power of Diversity, Working Families, Heroes at Work, Talking about Pronouns in the Workplace and Everyplace, Learning About Disabilities and more. In addition, Argo sponsored a structured 6-month peer mentorship pilot program called Inclusion 360 for 100 employees focused on D&I related topics.

We are committed to cultivating an inclusive workplace where there are equal opportunities for all employees to be successful. We are committed to pay parity to ensure employees in the same job and location are paid fairly regardless of their gender. As part of this commitment, we have implemented a company-wide career and compensation framework to help provide consistent pay for similar work, enabling us to compare jobs more accurately across the organization and ensure our compensation practices are fair and equitable.

Recruitment and Retention

Argo Group is focused on recruiting diverse individuals with various professional backgrounds, interests, and levels of expertise. We seek individuals with unique experiences and skill sets to complement and enhance our current workforce. We seek to look at a diverse slate of candidates for open roles and, when interviewing, we seek a diverse representation of interviewers for panel interviews. We recruit through a variety of channels, including professional partnerships, job fairs, online platforms, and diversity-related recruiting events and initiatives. In addition, our talent acquisition team has hosted five LinkedIn Live sessions promoting inclusion and diversity, and we are actively partnering with a variety of organizations, such as the National African American Insurance Association and Gamma Iota Sigma, to help source a diverse talent pipeline.

Our ongoing commitment to internal and external talent development, diversity and inclusion, career opportunities and positive employee engagement plays a critical role in our employee retention plan. We regularly monitor and evaluate turnover metrics to ensure we are responsive to the evolving and competitive market for top talent.

Employee Development

We are committed to developing our employees through a series of professional and personal growth experiences. We develop our talent, deepen our employees’ skills, and provide growth opportunities. We emphasize experiential learning through challenging assignments and stretch opportunities. In addition, one of our core values is collaboration and our employees learn through mentoring, feedback and on the job training which supports stronger relationships with colleagues. We also offer formal learning through a robust online learning platform to accommodate various schedules and diverse learning styles. Our employees also benefit from reimbursement of qualified tuition and education-related fees (including professional and industry designations).

We encourage our employees to be innovative through two platforms: first, our innovation council, which provides employees the chance to present and discuss business opportunities relating to a rotating list of topics currently focused on digital environments, supply chains and sustainability, and second our innovation platform, which encourages all employees to participate in stretch assignments, share their ideas to drive efficiency, reduce expenses, and/or solve for emerging risks in the insurance industry. Our annual talent review and performance management processes highlight key areas of development for all critical positions.
Employee Engagement
We value the opinions and diverse perspectives of our employees and utilize the feedback we receive throughout the year to help develop many of our programs, policies, and benefits. We measure employee engagement by conducting a confidential annual enterprise-wide employee pulse survey performed by a third-party platform. In addition, in 2022 we also implemented one dozen employee pulse survey points utilizing the same third-party platform. These surveys are backed by millions of benchmark data points and designed to provide management with transparent, actionable insights into employee engagement, well-being, and a sense of inclusion.

In 2022, our participation rate was strong at 79% which was 4% higher than the global benchmark of 75% as measured by our third-party vendor. Summary results were shared with all employees (additional detail shared with managers) and the feedback was used to steer our continuous improvement efforts. Employees gave the Company high ratings for a “discrimination-free,” respectful workplace with clear priorities that enables a culture accepting authentic expression.

The survey also reaffirmed our decision to focus on continued employee experience improvement with employee sentiments guiding areas of focus such as company and career prospects for the future and continued focus on transparency of our newly launched career and compensation framework. These areas are especially important given the ongoing transformation of the Company.
Employment Benefits (Total Rewards)
Argo Group is committed to a pay-for-performance culture that allows for competitive market-based overall compensation. In 2020, we completed a comprehensive assessment of our pay practices for all employees, including the review of short- and long-term incentive programs, that resulted in:
• increased pay transparency;

• more consistency and clarity around pay decisions;

• clear career paths for employees; and

• a thorough understanding of our pay-for-performance compensation philosophy.

Our total rewards program includes a comprehensive benefits package, such as:

• flexible workplace options, including new unpaid sabbaticals and flexible work options;

• education benefits, including tuition reimbursement and education bonuses;

• wellness program;

• paid parental and caregiver leave programs;

• an employee assistance program; and

• a retirement savings plan.
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
COVID-19 Response
The pandemic provided Argo the opportunity to utilize high tech tools carefully designed to facilitate a flexible workplace. Our policies allow our employees to work remotely if needed. For those employees returning to our offices, we reconfigured our physical offices to help ensure their safety and encourage collaboration. We continue to monitor and adjust our workplace polices and spaces to meet the needs of our business and our employees.
Further Information
For more information on our human capital including our commitments, goals, initiatives and progress, as well as our employee demographics, refer to our ESG Report on our website, www.argolimited.com, under the heading “Investors.” The information on our Investors webpage, our ESG Report, and any other information on our website that we may refer to herein is not incorporated by reference into, and does not form any part of, this report.
Available Information
We file annual, quarterly and current reports, proxy statements and other information and documents with the U.S Securities and Exchange Commission (“SEC”), which are made available at www.sec.gov. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, interactive data files, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) as soon as reasonably practical after we electronically file them with or furnish them to the SEC. General information about us, including our Corporate Governance Guidelines, Code of Conduct and Business Ethics, Financial Condition Report, charters for the Audit, Human Resources, Investment, Nominating and Corporate Governance, and Risk & Capital Committees of our Board of Directors, can be found on our website at www.argolimited.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Form 10-K and such web addresses are provided as textual references only. Our Code of Conduct and Business Ethics applies to all of our board members, officers, third-party providers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Any of the above documents will be provided without charge upon written request to Investor Relations, P.O. Box HM 1282, Hamilton HM FX, Bermuda, or by telephone (441) 296-5858. All such documents are also physically available at our principal office at 90 Pitts Bay Road, Pembroke, Bermuda HM 08.

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
•Risks Associated with the Merger. Risks associated with the merger include our ability to complete the merger with Brookfield Reinsurance Ltd. as timely as expected or at all; the impact of the significant management time and resources expended in an effort to complete the merger; any disruptions to our relationships with third parties and employees or negative publicity or legal proceedings related to the merger; and uncertainty regarding the outcome of the merger.
•Reputational Risks. Reputational risks include risks related to the risk of potential loss through a deterioration of Argo Group’s reputation, and include risks related to potential violations of sanctions, anti-corruption or AML regulations, activist shareholder actions and other investor and stakeholder actions.
•Legal, Regulatory and Litigation Risks. Legal, regulatory and litigation risks include risks related to the outcome of legal and regulatory proceedings, including regulatory constraints on Argo Group’s business, such as constraints imposed on our Bermuda, U.S., U.K., or other subsidiaries, risk-based capital and solvency requirements, the outcome of legal proceedings, and limitations on a potential change of control due to Argo Group’s corporate structure.
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
Failure to comply with the capital requirement laws and regulations in any of the jurisdictions where we operate, including the U.S., the E.U., or Bermuda could result in remedial plans to rectify any capital level shortfalls that could require capital contributions and/or other actions, administrative actions and/or penalties imposed by a particular governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, harm to our reputation, restrictions or prohibitions on the payment of dividends or other forms of distributions, or interruption of our operations, any of which could have a material and adverse impact on our business, financial position, results of operations, liquidity and cash flows.

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
In addition, many of these items are not directly quantifiable, particularly on a prospective basis, and there may be significant reporting lags between the occurrence of an insured event and the time it is actually reported to the insurer. During such a time lag, there may be development of claims that varies from that which was expected when loss reserves were established, adverse legal rulings which may impact the liability under insurance contracts beyond that which was anticipated when the reserves were established, and development of new theories related to coverage which may increase liabilities under insurance contracts beyond that which were anticipated when the loss reserves were established. Given the long-tail nature of some of our claims, judgement used in selecting actuarial assumptions and weighing the indications of the various actuarial methods in developing our ultimate loss selection may have a material impact on our reserves. Construction defect and professional liability claims are two examples where determining the ultimate claims liability can be complex and challenging. Claims on these lines are subject to greater inherent variability than is typical of the remainder of the Company’s reserves, and are highly dependent upon court settlements, economic conditions, and the predictability of those results inherently have a larger range of potential outcomes. For example, for the construction defect lines the Company’s reserve estimates for recent accident years rely heavily on expected loss ratios that are derived from analysis of rate changes, changes in underwriting, and other factors which are all effected by market conditions. While the Company believes the methods used to measure these changes are reasonable with input from the claims and underwriting departments, it is difficult to precisely measure the potential impacts on the Company’s reserves. Although reserve estimates are continually reevaluated in a regular ongoing process, because the calculation and setting of the reserves for losses and loss adjustment expenses is an inherently uncertain process dependent on estimates, our existing reserves may be insufficient or redundant and estimates of ultimate losses and loss adjustment expenses may increase or decrease over time. While we actively manage our risk exposure through underwriting limits and processes and further mitigate it through the purchase of reinsurance protection, including loss portfolio transfers, our losses could exceed our reinsurance limits which may have a material adverse impact on our business, results of operations and/or financial condition.
In light of these inherent uncertainties and as a result of our fourth quarter 2022 reserve review, we recorded prior year reserve development of $64.7 million. The largest reserve increases were primarily related to liability lines within the Company’s U.S. Operations, including the impact of large losses. The increases were partially offset by favorable development in specialty lines within the Company’s U.S. and International Operations. Such reserves were established in accordance with applicable insurance laws and U.S. GAAP. For further discussion of our loss reserves, please see Part II, Item 7 “Management’s discussion and analysis of financial condition and results of operations-Critical accounting policies, estimates and recent accounting pronouncements” and “Management’s discussion and analysis of financial condition and results of operations-Reserves for losses and loss adjustment expenses.”
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
The Company did not incur any COVID-19 catastrophe losses during the year ended December 31, 2022. Capital resources were adversely impacted during 2022 by rising interest rates and decreasing fixed income portfolio values which may be connected to the changes in supply and demand created during the COVID-19 pandemic. Our liquidity was not materially impacted by COVID-19 during the year ended December 31, 2022. The extent to which COVID-19 will continue to impact our business will depend on future developments, and while we have recorded our best estimates of this impact as of and for the year ended December 31, 2022, actual results in future periods could materially differ from those disclosed herein.
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
We use a number of strategies and processes to mitigate our insurance risk exposure including:
•engaging in disciplined and rigorous underwriting within clearly defined risk parameters and subject to various levels of oversight by experienced underwriting professionals;
•undertaking technical analysis to inform pricing decisions;
•carefully evaluating terms and conditions of our policies;
•focusing on our risk aggregations by geographic zones, industry type, credit exposure and other bases; and
•ceding insurance risk to reinsurance companies.
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
Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, our evaluation of controls cannot provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. Additionally, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. As a result, our internal controls over financial reporting may have gaps or other deficiencies.

Any such gaps or deficiencies may require significant resources to remediate, could cause delays in our filing of quarterly or annual financial results, require the attention of management, and may also expose us to litigation, regulatory fines or penalties, or other losses. Inadequate process design or a failure in operating effectiveness could result in a material misstatement of our financial statements due to, but not limited to, poorly designed systems, changes in end-user computing, poorly designed IT reports, ineffective oversight of outsourced processes, failure to perform relevant management reviews, accounting errors or duplicate payments, any of which could result in a restatement of financial accounts. If our management team is unable to assert that our internal control over financial reporting is effective as of the end of a fiscal year or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, investor confidence in the accuracy and completeness of our financial statement and reports could be negatively impacted, which may have an adverse effect on our reputation and stock price.
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
Furthermore, certain of our businesses are subject to compliance with laws and regulations enacted by U.S. federal and state governments, Bermuda (including the Personal Information Protection Act 2016), the E.U. or other jurisdictions or enacted by various regulatory organizations or exchanges relating to the privacy and security of the information of clients, employees or others. The variety of applicable privacy and information security laws and regulations in local jurisdictions exposes us to heightened regulatory risks and requires us to incur significant technical, legal and other expenses to ensure and maintain compliance. If we are found to be out of compliance with these laws and regulations, we could be subjected to significant civil and criminal liability and exposed to reputational harm.
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
As a result of the announced sale of Argo Underwriting Agency Limited and its Lloyd’s Syndicate 1200, an estimated fair value was established for Syndicate 1200 that was below its carrying value. As such, we recorded a $28.5 million impairment charge in the third quarter of 2022, consisting of $17.3 million of indefinite lived intangible assets and $11.2 million of goodwill.

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
Risk Associated with the Merger
Our proposed Merger may be delayed or not occur at all for a variety of reasons, some of which are outside of the parties’ control, and if these conditions are not satisfied, the Merger Agreement may be terminated and the Merger may not be completed.
On February 8, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Brookfield Reinsurance Ltd. (“Brookfield Reinsurance”) and BNRE Bermuda Merger Sub Ltd. (“Merger Sub”), a wholly owned subsidiary of Brookfield Reinsurance. The Merger Agreement provides for the merger of the Merger Sub with and into us, which we refer to as the “Merger,” with us surviving the Merger as a wholly owned subsidiary of Brookfield Reinsurance. Completion of the Merger is subject to customary closing conditions, including (i) the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, (ii) obtaining certain required approvals from insurance regulators, (iii) the absence of governmental injunctions or other legal restraints prohibiting the Merger, (iv) obtaining approval for the Merger from our shareholders and (v) the absence of a “Material Adverse Effect” or “Burdensome Condition,” as each is defined in the Merger Agreement. In addition, the obligation of each party to consummate the Merger is conditioned upon, among other things, the accuracy of the representations and warranties of the other party (subject to certain materiality exceptions), and material compliance by the other party with its covenants under the Merger Agreement. Therefore, the Merger may not be completed or may not be completed as timely as expected.
In addition, if the Merger is not completed by November 8, 2023 (which date may be extended until February 8, 2024 if all conditions to the Merger are satisfied or waived other than obtaining required regulatory approvals), either we or Brookfield Reinsurance may choose to terminate the Merger Agreement. Either party may also elect to terminate the Merger Agreement in certain other circumstances, including by mutual written consent of both parties.
Failure to complete the Merger could adversely affect our business and the market price of our common shares in a number of ways, including:
•The market price of our common shares may decline to the extent that the current market price reflects an assumption that the Merger will be consummated;

•If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we would be required to pay a termination fee of approximately $37.2 million to Brookfield Reinsurance;
•We have incurred, and will continue to incur, significant expenses for professional services in connection with the Merger for which we will have received little or no benefit if the Merger is not consummated; and
•A failed Merger may result in negative publicity and/or give a negative impression of us in the investment community, with our customers and our other stakeholders.
Efforts to complete the Merger could disrupt our relationships with third parties and employees, divert management’s attention, or result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business.
We have expended, and continue to expend, significant management time and resources in an effort to complete the Merger, which may have a negative impact on our ongoing business and operations. Uncertainty regarding the outcome of the Merger and our future could disrupt our business relationships with our existing and potential customers, suppliers, vendors, landlords and other business partners, who may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. Uncertainty regarding the outcome of the Merger could also adversely affect our ability to recruit and retain key personnel and other employees. The pendency of the Merger may also result in negative publicity and a negative impression of us in the financial markets, and may lead to litigation against us and our directors and officers. Such litigation would be distracting to management and, may, in the future, require us to incur significant costs. Such litigation could result in the Merger being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Merger from becoming effective. The occurrence of any of these events individually or in combination could have a material and adverse effect on our business, financial condition and results of operations.
The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger which could discourage a potential competing acquiror from making an alternative transaction proposal.
The Merger Agreement contains provisions that preclude our ability to pursue alternatives to the Merger and require us to cause our representatives to refrain from soliciting alternative transactions, which could discourage a potential third-party acquiror or merger partner from making an alternative transaction proposal.
Additionally, if the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities and must generally operate our business in the ordinary course, subject to certain exceptions. These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to the consummation of the Merger. Although we may be able to pursue such activities with Brookfield Reinsurance’s consent, Brookfield Reinsurance may not be willing to provide its consent for us to do so.
If the Merger occurs, our shareholders will not be able to participate in any further upside to our business.
If the Merger is consummated, our shareholders will receive $30.00 in cash per common share owned by them, without interest and subject to applicable tax withholding, and will not receive any equity interests of Brookfield Reinsurance. As a result, if our business following the Merger performs well, our current shareholders will not receive any additional consideration and will therefore not receive any benefit from any such future performance of our business.
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
Actions of activist shareholders may impair our ability to consummate the merger with Brookfield Reinsurance or otherwise negatively impact our business.
We have been and may in the future be subject to actions initiated by activist shareholders. Recently, we were the target of an unsuccessful proxy contest by Capital Returns Management, LLC in connection with our 2022 annual general meeting of shareholders. In December 2019, we also entered into a cooperation agreement with Voce Catalyst Partners LP, Voce Capital Management LLC, Voce Capital LLC and Voce Catalyst Partners New York LLC (collectively, “Voce”), and in August 2022 a representative of Voce was appointed to our Board and subsequently resigned in February 2023.
Future actions taken by these or other activist shareholders that may be taken in connection with our recently announced merger with Brookfield Reinsurance could impair our ability to satisfy conditions to the consummation of the merger, including our ability to obtain the required approval of our shareholders for the merger, or otherwise prevent or delay consummation of the merger.
In addition, responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, and could divert the attention of our Board, management team and employees from the management of our operations and the pursuit of our business strategies. Actions of activist shareholders may cause significant fluctuations in the trading price of our common shares based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business. Perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist shareholder initiatives may result in the loss of potential business opportunities and make it more difficult to attract and retain investors, customers, employees, and other business partners. Also, we could be required to incur significant expenses related to any activist shareholder matters (included but not limited to legal fees, fees for financial advisors, fees for public relation advisors and proxy solicitation expenses). As a result, activist shareholder campaigns could adversely affect our business, results of operations, financial condition and/or share price.
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
Failure to comply with the capital requirement laws and regulations in any of the jurisdictions where we operate, including the U.S., the E.U., or Bermuda could result in remedial plans to rectify any capital level shortfalls that could require capital contributions and/or other actions, administrative actions and/or penalties imposed by a particular governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, harm to our reputation, or interruption of our operations, any of which could have a material and adverse impact on our business, financial position, results of operations, liquidity and cash flows. See “Item 1. Business — Regulation.”
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

As discussed above under “Item 1. Business ― Regulation”, Argo Group and its various subsidiaries are considered to be an affiliated group for purposes of the BMA’s Group Supervision regime. This Group Supervision regime stipulates solvency margins, capital requirements and eligible capital requirements at the consolidated Argo Group level that may affect the calculation of similar solvency and capital requirements at the Argo Re level. The methodology for applying these solvency and capital requirements, particularly in regard to the eligibility, and classification of certain capital instruments within an affiliated group, is subject to ongoing refinement and interpretation by the BMA. The applicable rules and regulations for this regime, and the manner in which they will be applied to Argo Group, are subject to change, and it is not possible to predict the ultimate impact of future changes on Argo Group’s operations and financial condition.
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
Certain of our subsidiaries organized in the U.S. (“U.S. Subsidiaries”) and our former Lloyd’s Companies are applicable taxpayers and make payments to foreign affiliates that produce base erosion tax benefits. As a result, they may be required to pay additional tax in one or more years by reason of the BEAT. Further, the application of the BEAT to our reinsurance arrangements involves various interpretations. If the IRS were to disagree with our BEAT calculations, we may be required to pay additional tax, interest and penalties.

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
Our former Lloyd’s Companies may not be eligible for benefits under the U.S.-U.K. income tax treaty.
Our former Lloyd’s Companies are subject to tax in the United States pursuant to the terms of the Closing Agreement among Lloyd’s, Lloyd’s members and the IRS. We believe that certain of our former Lloyd’s Companies are entitled to benefits under the income tax treaty between the United States and the United Kingdom (the “U.S.-U.K. Treaty”) based on their conduct as an active trade or business in the UK. Were the IRS to contend successfully that such Lloyd’s Companies were not eligible for benefits under the U.S.-U.K. Treaty, such Lloyd’s Companies may be required to pay additional taxes such as excise tax on certain premiums and branch profits tax. Such a result could have a material adverse effect on our financial condition and operating results.
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
The Organization for Economic Co-operation and Development (OECD), the E.U. and individual jurisdictions may pursue additional measures to address base erosion and profit shifting that could have adverse tax consequences for us and increase our reporting requirements.
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
In December 2021, the OECD issued final Model Rules for Pillars One and Two of its BEPS project. In general, Pillar One addresses nexus concerns and the allocation of profits amongst companies in which a multinational enterprise (MNE) conducts its business. Pillar Two aims to ensure that all MNEs pay an effective tax rate of no less than 15% on their adjusted net income. Pillar Two is the most impactful to the Company as it allows for assessment even if countries do not enact its provisions. In effect, Pillar Two allows any country within which a MNE operates to levy tax upon that MNE enterprise to the extent it determines that the MNE is paying less than a 15% effective tax rate on its adjusted net income. The taxes levied may then be allocated amongst the jurisdictions that conform to the OECD rules. In December 2022, the member states of the European Union unanimously voted to adopt the OECD’s minimum tax rules and phase them into national law, and in February 2023 the OECD released technical guidance on the global minimum tax which was agreed by consensus of the BEPS 2.0 (Pillars One and Two) signatory jurisdictions. Under the European Union’s minimum tax directive, member states are to adopt domestic legislation implementing the minimum tax rules effective for periods beginning on or after December 31, 2023, with the “under-taxed profit rule” to take effect for periods beginning on or after December 31, 2024. Legislatures in multiple countries outside of the European Union have also drafted legislation to implement the OECD’s minimum tax proposal. Legislatures in multiple countries outside of the EU have also drafted legislation to implement these OECD tax proposals. The Company will continue to monitor the developments and implementation of the OECD BEPS project. Due to the evolving nature of global tax laws and regulations and compliance approaches, it is currently not possible to assess the ultimate impact of these actions on our financial statements, but these actions could have an adverse impact on the Company's financial results.
Bermuda removed from the E.U. Grey List
At the latest meeting of the ECOFIN Council of the E.U. (the “Council”) on October 4, 2022, Bermuda was removed from the list of jurisdictions that make up the E.U.’s “state of play” document with respect to cooperative jurisdictions that have committed to implement tax good governance principles (Annex II, also known as the “Grey List”). Countries are included on the Grey List by the Council where such jurisdictions have committed to implementing recommendations from the OECD relating to tax reform in line with E.U. taxation standards. Removal from the Grey List confirms that Bermuda has now met all commitments required by the OECD Forum on Harmful Tax Practices. Inclusion on the Grey List is limited in scope and does not result in the imposition of any sanctions or penalties on jurisdictions included on the Grey List or structures regulated in such jurisdictions. However, if Bermuda is returned to the Grey List in future, this may potentially have adverse tax and non-tax consequences on the Bermuda Argo Group entities, which would be dependent on future changes in tax laws and/or administration of relevant E.U. countries.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease office space in Pembroke, Bermuda, where our principal executive office is located. We and our subsidiaries also lease office space in the U.S., U.K., Italy, the United Arab Emirates, Singapore and various geographic locations throughout the world. Additionally, we own the land and office building in Pennsylvania that houses Rockwood. The properties are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. We believe the facilities we occupy are adequate for the purposes in which they are currently used and are well maintained.
For further discussion of our leasing commitments as of December 31, 2022, please see Note 5, “Leases” to our Audited Consolidated Financial Statements.
Item 3. Legal Proceedings

Federal Securities Class Action
The Police & Fire Retirement System City of Detroit v. Argo Group International Holdings, Ltd., et al., No. 22-cv-8971 (S.D.N.Y.) On October 20, 2022, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers, alleging securities fraud violations under sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiff alleges that from February 13, 2018 through August 9, 2022, Defendants made false and misleading statements concerning the Company’s reserves and underwriting standards. On January 18, 2023, U.S. District Judge Lewis A. Kaplan granted the Police and Fire Retirement System City of Detroit and the Oklahoma Law Enforcement Retirement System’s joint motion for appointment as lead plaintiff. With the Court’s approval, lead plaintiffs are expected to file an amended complaint on or before March 13, 2023. Defendants anticipate making a motion to dismiss the amended complaint, due on or before May 12, 2023. Lead plaintiff is expected to serve an opposition to said motion on or before July 13, 2023, after which Defendants anticipate serving a reply.
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
As of March 2, 2023, the closing price of our common stock was $29.08.
Holders of Common Stock
The number of holders of record of our common stock as of March 2, 2023 was 1,070.
Dividends
On February 8, 2023, Company entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Brookfield Reinsurance Ltd. (“Brookfield Reinsurance”) and BNRE Bermuda Merger Sub Ltd., a wholly owned subsidiary of Brookfield Reinsurance (“Merger Sub”). As part of the Merger Agreement, the Company has agreed to suspend any dividends that would otherwise be declared and paid on the Company Shares during the period from the date of the Merger Agreement through the earlier of the closing of the transaction or the termination of the Merger Agreement.
Our dividend policy is determined by the Board and depends, among other factors, upon our earnings, operations, financial condition, capital requirements and general business outlook at the time the policy is considered.
The declaration and payment of future dividends to our shareholders will be at the discretion of our Board and will depend upon the factors noted above.
Sale of Unregistered Securities
During the year ended December 31, 2022, we did not sell or issue any unregistered securities.
Issuer Purchases of Equity Securities
On May 3, 2016, our Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous repurchase authorizations.
We have not repurchased any of our common stock for the year ended December 31, 2022. All previously repurchased shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of December 31, 2022, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million. However, the Company does not anticipate repurchasing shares at this time.

The repurchase of common stock is also subject to the terms of our Series A Preference Shares, pursuant to which we may not (other than in limited circumstances) purchase, redeem or otherwise acquire our common stock unless the full dividends for the latest completed dividend period on all outstanding shares of our Series A Preferred Stock have been declared and paid or provided for.
The following table provides information with respect to shares of our common stock that were repurchased or surrendered during the three months ended December 31, 2022:

Period	Total Number of Shares Surrendered (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (4)
October 1 through October 31, 2022	2,993	$19.25	—	$53,281,805
November 1 through November 30, 2022	2,993	$23.93	—	$53,281,805
December 1 through December 31, 2022	4,498	$26.93	—	$53,281,805
Total	10,484		—

Employees are permitted to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under the various employee equity compensation plans. For the three months ended December 31, 2022, we received 10,484 shares of our common stock, with an average price paid per share of $23.88, that were surrendered by employees in payment for the minimum required withholding taxes. In the above table, these shares are included in columns (1) and (2), but excluded from columns (3) and (4). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.
For the year ended December 31, 2022, we received 59,642 shares of our common stock, with an average price paid per share of $36.14, that were surrendered by employees in payment for the minimum required withholding taxes due to the vesting/exercise of equity compensation awards.
Performance Graph
The following performance graph compares the performance of our common stock during the five-year period from December 31, 2016 through December 31, 2022 with the performance of the NYSE Composite Index and the S&P U.S. SmallCap Insurance Index. The graph below shows how a $100.00 investment in our common stock on December 31, 2017 would have changed over the indicated time periods, assuming all dividends are reinvested. The stock price performance shown on the following graph is not intended to predict or be indicative of future price performance.

Total Return Performance
Argo Group International Holdings, Ltd
NYSE Composite Index
S&P U.S. SmallCap Insurance Index
Index Value
200
150
100
50
2017
2018
2019
2020
2021
2022

	As of December 31,
Index	2017	2018	2019	2020	2021	2022
Argo Group International Holdings, Ltd.	$100.00	$127.60	$127.05	$87.06	$118.49	$54.96
NYSE Composite Index	$100.00	$91.05	$114.28	$122.26	$147.54	$133.75
S&P U.S. SmallCap Insurance Index	$100.00	$99.06	$123.61	$119.94	$142.15	$141.73

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
During 2022, the Company continued to simplify its business, focus on being a U.S. focused insurance provider and on profitable books of business.
For discussion of our results of operations and changes in financial conditions for the year ended December 31, 2021 compared to year ended December 31, 2020 refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 16, 2022 and such discussion is incorporated herein by reference.
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
Such statements are subject to certain risks and uncertainties that could cause actual events or results to differ materially including, but not limited to, recent changes in interest rates and inflation, the outcome of our exploration of strategic alternatives, the adequacy of our projected loss reserves, employee retention and changes in key personnel, the ability of our insurance subsidiaries to meet risk-based capital and solvency requirements, the outcome of legal and regulatory proceedings, investigations, inquiries, claims and litigation and other risks and uncertainties discussed in our filings with the SEC. For a more detailed discussion of such risks and uncertainties, see Part I, Item 1A, “Risk Factors.” The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company’s objectives will be achieved. Argo Group undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on any such statements.
Recent Developments
On February 8, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Brookfield Reinsurance Ltd. (“Brookfield Reinsurance”) and BNRE Bermuda Merger Sub Ltd. (“Merger Sub”), a wholly owned subsidiary of Brookfield Reinsurance. The Merger Agreement provides for the merger of the Merger Sub with and into us, which we refer to as the “Merger,” with us surviving the Merger as a wholly owned subsidiary of Brookfield Reinsurance. Completion of the Merger is subject to customary closing conditions. In addition, the obligation of each party to consummate the Merger is conditioned upon, among other things, the accuracy of the representations and warranties of the other party (subject to certain materiality exceptions), and material compliance by the other party with its covenants under the Merger Agreement. Therefore, the Merger may not be completed as timely as expected or at all.
In addition, if the Merger is not completed by November 8, 2023 (which date may be extended until February 8, 2024 if all conditions to the Merger are satisfied or waived other than obtaining required regulatory approvals), either we or Brookfield Reinsurance may choose to terminate the Merger Agreement. Either party may also elect to terminate the Merger Agreement in certain other circumstances, including by mutual written consent of both parties.
The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to and qualified in its entirety by reference to the Merger Agreement, a copy of which is filed as Exhibit 2.1 to this Annual Report on Form 10-K.

Consolidated Results of Operations
For the year ended December 31, 2022, we reported a net loss attributable to common shareholders of $185.7 million ($5.31 per diluted common share) as compared to a net loss of $3.8 million ($0.11 per diluted common share) for the year ended December 31, 2021.
The following is a comparison of selected data from our results of operations, as well as book value per common share, for the relevant periods:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Gross written premiums	$2,848.1	$3,181.2	$3,233.3
Earned premiums	$1,740.4	$1,910.1	$1,780.5
Net investment income	129.8	187.6	112.7
Net investment and other gains (losses):
Net realized investment and other gains (losses)	(115.9)	72.4	26.0
Change in fair value recognized	3.1	(40.4)	10.3
Change in allowance for credit losses on fixed maturity securities	(2.5)	0.6	(39.9)
Total net investment and other gains (losses)	(115.3)	32.6	(3.6)
Total revenue	$1,754.9	$2,130.3	$1,889.6
Income (loss) before income taxes	$(183.2)	$5.3	$(46.4)
Income tax provision (benefit)	(8.0)	(1.4)	7.7
Net income (loss)	$(175.2)	$6.7	$(54.1)
Less: Dividends on preferred shares	10.5	10.5	4.6
Net income (loss) attributable to common shareholders	$(185.7)	$(3.8)	$(58.7)

GAAP ratios:
Loss ratio	67.0%	68.8%	67.9%
Expense ratio	38.6%	36.8%	37.5%
Combined ratio	105.6%	105.6%	105.4%

	December 31, 2022	December 31, 2021
Book value per common share	$31.06	$45.62
The table above includes ratios in accordance with U.S. generally accepted accounting principles (“GAAP”) that we use to measure our profitability. We believe that they enhance an investor’s understanding of our profitability. They are calculated as follows:
•Loss ratio: the ratio of claims and claims expense to premiums earned. Loss ratios include the impact of catastrophe losses.
•Expense ratio: the ratio of underwriting, acquisition and insurance expense to premiums earned.
•Combined ratio: the sum of the loss ratio and the expense ratio. The difference between 100% and the combined ratio represents underwriting income (loss) as a percentage of premiums earned, or underwriting margin (loss).

Impact of COVID-19
The global COVID-19 pandemic, including the arrival of new strains of the virus, resulted in significant disruptions in economic activity and financial markets. While the Company’s consolidated net investment income benefited from the gradual improvement of economic conditions as the impact of the pandemic lessened during 2021 and 2022, COVID-19 has directly and indirectly adversely affected the Company and may continue to do so for an uncertain period of time. The Company did not incur any COVID-19 catastrophe losses during the year ended December 31, 2022, as compared to $12.4 million for the year ended December 31, 2021. Capital resources were adversely impacted during 2022 by rising interest rates and decreasing fixed income portfolio values which may be connected to the changes in supply and demand created during the COVID-19 pandemic. Our liquidity was not materially impacted by COVID-19 during the year ended December 31, 2022 or 2021. Although vaccines are now available, the extent to which COVID-19 (including emerging new strains of the COVID-19 virus) will continue to impact our business will depend on future developments that cannot be predicted, and while we have recorded our best estimates of this impact as of and for the year ended December 31, 2022, actual results in future periods could materially differ from those disclosed herein.
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

	For the Years Ended December 31,
	2022		2021		2020
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Earned premiums	$1,740.4		$1,910.1		$1,780.5

Losses and loss adjustment expenses, as reported	$1,166.9	67.0%	$1,314.6	68.8%	$1,208.8	67.9%
Adjustments:
Favorable (unfavorable) prior accident year loss development	(64.7)	(3.7)%	(138.3)	(7.2)%	(7.7)	(0.4)%
Catastrophe losses, including COVID-19	(44.0)	(2.5)%	(92.7)	(4.8)%	(179.2)	(10.1)%
Current accident year non-catastrophe losses (non-GAAP)	$1,058.2	60.8%	$1,083.6	56.8%	$1,021.9	57.4%
Expense ratio		38.6%		36.8%		37.5%
Current accident year non-catastrophe combined ratio (non-GAAP)		99.4%		93.6%		94.9%
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

The following table presents our current accident year non-catastrophe losses, current accident year non-catastrophe loss ratio and current accident year non-catastrophe combined ratio adjusted for the one-time cost of the 2022 U.S. LPT transaction:

	For the Years Ended December 31,
	2022		2021		2020
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Earned premiums, as reported	$1,740.4		$1,910.1		$1,780.5
Adjustment: Ceded premiums for U.S. LPT	121.0		—		—
Earned premiums, post adjustments	$1,861.4		$1,910.1		$1,780.5

Losses and loss adjustment expenses, as reported	$1,166.9	62.7%	$1,314.6	68.8%	$1,208.8	67.9%
Adjustments:
Favorable (unfavorable) prior accident year loss development	(64.7)	(3.5)%	(138.3)	(7.2)%	(7.7)	(0.4)%
Catastrophe losses, including COVID-19	(44.0)	(2.4)%	(92.7)	(4.8)%	(179.2)	(10.1)%
Current accident year non-catastrophe losses (non-GAAP)	$1,058.2	56.8%	$1,083.6	56.8%	$1,021.9	57.4%

Acquisition expenses, as reported	$670.7		$702.3		$667.7
Adjustment: U.S. LPT	(10.5)	(0.6)%	0	—%	0	—%
Acquisition expenses, post adjustments	$660.2	35.5%	$702.3	36.8%	$667.7	37.5%
Current accident year non-catastrophe combined ratio (non-GAAP)		92.3%		93.6%		94.9%
Gross Written and Net Earned Premiums
Consolidated gross written and net earned premiums by our four primary insurance lines were as follows:

	For the Years Ended December 31,
	2022		2021		2020
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned	Gross Written	Net Earned
Property	$405.0	$231.6	$548.1	$282.3	$765.1	$313.1
Liability (1)	1,302.0	702.3	1,351.3	804.1	1,302.3	776.1
Professional	619.0	443.9	730.1	463.4	648.3	365.4
Specialty	522.1	362.6	551.7	360.3	517.6	325.9
Total	$2,848.1	$1,740.4	$3,181.2	$1,910.1	$3,233.3	$1,780.5
(1) Ceded premium of $121.0 million for the U.S. LPT has been included in the Liability line to align with the majority of the subject reserves covered under the agreement.
Gross written premiums decreased $333.1 million, or 10.5%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The decrease in gross written premiums is primarily attributable to the sale of Argo Seguros and our Malta operations as well as businesses we are exiting, including contract binding and excess and surplus (“E&S”) property businesses in the U.S., London direct and facultative and North American binder business in our International Operations. Underwriting actions executed on certain delegated authority programs during 2022 further contributed to the decrease. Both U.S. Operations and International Operations continued to see overall rate increases (single to low double digits) during 2022 and 2021.
Consolidated earned premiums decreased $169.7 million, or 8.9%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The Company entered into a loss portfolio transfer for our U.S. casualty insurance reserves, including construction, for accident years 2011 to 2019, which accounted for $121.0 million of the overall decrease. The remainder of the decrease is primarily driven by the sale of Argo Seguros and our Malta operations and the exiting of certain business lines in our European operations, which was partially offset by an increase in our U.S. Operations across multiple business lines. The main drivers of growth in our U.S. operations include higher premium retention due to a decrease in ceded written and earned premiums, and additional growth from garage, in-land marine, surety and casualty.

Our gross written and earned premiums are further discussed by reporting segment and major lines of business below under the heading “Segment Results.”
Net Investment Income
Consolidated net investment income decreased $57.8 million, or 30.8%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The decrease in net investment income is primarily attributable to a reduction in income from our alternative investment portfolio which includes earnings from both private equity and hedge fund investments. The decrease was partially offset by our higher yields from our fixed maturities portfolio.
Total invested assets at December 31, 2022 were $3,651.9 million, which excludes invested assets reclassified to Assets held-for-sale on our Consolidated Balance Sheets for the sale of our Syndicate 1200 business. Additionally, our total invested assets decreased by approximately $519.1 million as the Company transferred investments to Enstar as part of the U.S. LPT transaction. Total invested assets at December 31, 2021 were $5,233.0 million, net of $89.6 million of invested assets attributable to our Syndicate 1200 and 1910 trade capital providers.
Net Investment and Other Gains and Losses
Consolidated net investment and other gains and losses decreased $147.9 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Consolidated net realized investment losses of $115.3 million for the year ended December 31, 2022 included losses related to the sale of Argo Seguros and AGSE, of which $31.8 million related to historical foreign currency translation losses which were previously recognized in accumulated other comprehensive income, resulting in no impact to total shareholders’ equity from this reclassification. The Company also recognized $37.6 million of realized losses from the sale of assets transferred to Enstar as part of the U.S. LPT transaction, of which $34.2 million was an impairment recognizing losses that were previously included in accumulated other comprehensive income. The remainder of the change is primarily driven from increased net realized losses on foreign currency forward contracts in 2022 as compared to 2021.
Losses and Loss Adjustment Expense
Net consolidated losses and loss adjustment expenses decreased $147.7 million, or 11.2%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The consolidated loss ratio for the year ended December 31, 2022 was 67.0%, compared to 68.8% for the same period in 2021. The improvement was driven by a decrease in net unfavorable prior year development in 2022 as compared to 2021 (3.5 percentage points) and a decrease in catastrophe losses (2.3 percentage points), partially offset by a higher current accident year non-catastrophe loss ratio (4.0 percentage points). Catastrophe losses of $44.0 million for the year ended December 31, 2022 were attributable to Hurricane Ian, Winter Storm Elliott, the Ukraine/Russia conflict, and other small events.
The following table summarizes the above referenced prior-year loss reserve development for the year ended December 31, 2022 with respect to net loss reserves by line of business as of December 31, 2021. The net unfavorable prior-year reserve development of $64.7 million is made up of unfavorable prior year reserves development of $64.5 million in U.S. Operations and $2.9 million in Run-off Lines partially offset by $2.7 million of net favorable prior year reserve development in International Operations. Our losses and loss adjustment expenses, including the prior-year loss reserve development shown in the following table, are further discussed by reporting segment under the heading “Segment Results” below.

(in millions)	Net Reserves 2021	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2021 Net Reserves
Property	$300.6	$9.9	3.3%
Liability	2,069.0	74.0	3.6%
Professional	474.2	9.6	2.0%
Specialty	279.4	(28.8)	(10.3)%
Total	3,123.2	64.7	2.1%
In determining appropriate reserve levels for the year ended December 31, 2022, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for loss and loss adjustment expenses and record our best estimate. Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data. While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent years, this does not imply that more recent accident years’ reserves also will develop favorably; pricing, reinsurance costs, legal environment, general economic conditions including changes in inflation and many other factors impact our ultimate loss estimates.
Consolidated gross reserves for losses and loss adjustment expenses were $5,051.6 and $5,595.0 as of December 31, 2022 and December 31, 2021, respectively. (The decrease of gross reserves was primarily driven by held-for-sale reclassification of our Syndicate 1200 business. Please refer to Note 2, “Recent Acquisitions, Disposals & Other Transactions,” in the Notes to the Consolidated Financial Statements.) Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.
Underwriting, Acquisition and Insurance Expense
Consolidated underwriting, acquisition and insurance expense decreased $31.6 million, or 4.5%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The decrease in the underwriting, acquisition and insurance expense was primarily driven by the sale of Argo Seguros and our Malta operations. The consolidated expense ratio increased 1.8% to 38.6% for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to our decrease in net earned premium driven by the cost of our U.S. LPT.
Non-Operating Expenses
Non-operating expenses represent costs not associated with our ongoing insurance or other operations, including severance expenses, certain legal costs, merger and acquisition and other transaction-related expenses, and certain non-recurring expenses. As such, non-operating expenses have been excluded from the calculation of our expense ratio. These non-recurring costs are included in the line item Non-operating expenses in the Company’s Consolidated Statements of Income (Loss).
Non-operating expenses increased $7.8 million, or 17.8%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. For the year ended December 31, 2022, our non-operating expenses consisted primarily of advisory fees driven by the exploration of the Company’s strategic alternatives announced in the second quarter of 2022 and contested proxy process. For the year ended December 31, 2021, our non-operating expenses consisted primarily of capitalized asset impairments as well as impairments and other expenses related to U.S. and U.K. office closures. In both years, non-operating expenses also included severance and retention bonuses and settlements.
Interest Expense
Consolidated interest expense increased $5.2 million, or 24.1%, to $26.8 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The year-over-year increase was primarily attributable to higher short-term interest rates in 2022.
Foreign Currency Exchange Gain (Loss)
Consolidated foreign currency exchange gains increased $6.6 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The changes in the foreign currency exchange gains were due to fluctuations of the U.S. Dollar, on a weighted average basis, against the Canadian Dollar, Euro and the British Pound.
Impairment of Goodwill and Intangible Assets
As a result of the announced sale of Argo Underwriting Agency Limited and its Lloyd’s Syndicate 1200, an estimated fair value was established for Syndicate 1200 that was below its carrying value. As such, we recorded a $28.5 million impairment charge in the third quarter of 2022, consisting of $17.3 million of indefinite lived intangible assets and $11.2 million of goodwill.

Income Tax Provision
The consolidated income tax provision represents the income tax expense or benefit associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the consolidated provision for income taxes represents taxes on net income for our Brazil, Ireland, Italy, Malta, Switzerland, U.K. and U.S. operations. The consolidated benefit for income taxes was $8.0 million for the year ended December 31, 2022, compared to a provision of $1.4 million for the year ended December 31, 2021. The consolidated effective tax rates were 4.3% and (26.4)% for the years ended December 31, 2022 and 2021, respectively. The primary drivers for the fluctuation in the effective tax rate resulted from the sale of our Brazil operations in February 2022 and Malta operations in September 2022. The Brazil realized foreign exchange loss was excluded from tax calculations, and the tax benefits related to the capital loss in Ireland were offset by a valuation allowance. Separately, the Malta capital loss reported in Bermuda received no tax benefit. Additionally, an impairment charge related to U.K. goodwill and intangible assets was recorded which received no tax benefit. Excluding the sale of Brazil and Malta, as well as the goodwill and intangibles impairment, the effective tax rate for the period ending December 31, 2022 was more aligned with statutory tax rates.
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
•Specialty includes niche insurance coverages including marine and energy, credit and political risk, political violence and surety product offerings.
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

U.S. Operations
The following table summarizes the results of operations for the U.S. Operations segment:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Gross written premiums	$1,940.6	$2,069.4	$1,994.8
Earned premiums	$1,209.0	$1,283.7	$1,207.6
Losses and loss adjustment expenses	870.1	908.2	768.7
Underwriting, acquisition and insurance expenses	432.8	419.3	389.7
Underwriting income (loss)	(93.9)	(43.8)	49.2
Net investment income	88.4	119.4	80.3
Interest expense	17.5	14.1	16.2
Fee and other expense (income), net	(0.1)	0.4	0.2
Income (loss) before income taxes	$(22.9)	$61.1	$113.1

GAAP ratios:
Loss ratio	72.0%	70.7%	63.7%
Expense ratio	35.8%	32.7%	32.2%
Combined ratio	107.8%	103.4%	95.9%
Loss reserves at December 31	$3,718.1	$3,422.4	$3,091.9
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

	For the Years Ended December 31,
	2022		2021		2020
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Earned premiums	$1,209.0		$1,283.7		$1,207.6

Losses and loss adjustment expenses, as reported	$870.1	72.0%	$908.2	70.7%	$768.7	63.7%
Adjustments:
Favorable (unfavorable) prior accident year loss development	(64.5)	(5.3)%	(120.9)	(9.4)%	(2.4)	(0.2)%
Catastrophe losses, including COVID-19	(13.2)	(1.1)%	(36.1)	(2.8)%	(56.2)	(4.6)%
Current accident year non-catastrophe losses (non-GAAP)	$792.4	65.6%	$751.2	58.5%	$710.1	58.9%
Expense ratio		35.8%		32.7%		32.2%
Current accident year non-catastrophe combined ratio (non-GAAP)		101.4%		91.2%		91.1%

The following table presents our current accident year non-catastrophe losses, current accident year non-catastrophe loss ratio and current accident year non-catastrophe combined ratio adjusted for the one-time cost for the 2022 U.S. LPT transaction:

	For the Years Ended December 31,
	2022		2021		2020
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Earned premiums, as reported	$1,209.0		$1,283.7		$1,207.6
Adjustment: Ceded premiums for U.S. LPT	121.0		0.0		—
Earned premiums, post adjustments	$1,330.0		$1,283.7		$1,207.6

Losses and loss adjustment expenses, as reported	$870.1	65.4%	$908.2	70.7%	$768.7	63.7%
Adjustments:
Favorable (unfavorable) prior accident year loss development	(64.5)	(4.8)%	(120.9)	(9.4)%	(2.4)	(0.2)%
Catastrophe losses, including COVID-19	(13.2)	(1.0)%	(36.1)	(2.8)%	(56.2)	(4.6)%
Current accident year non-catastrophe losses (non-GAAP)	$792.4	59.6%	$751.2	58.5%	$710.1	58.9%

Acquisition expenses, as reported	$432.8		$419.3		$389.7
Adjustment: U.S. LPT	(10.5)	(0.8)%	0	—%	0	—%
Acquisition expenses, post adjustments	$422.3	31.8%	$419.3	32.7%	$389.7	32.2%
Current accident year non-catastrophe combined ratio (non-GAAP)		91.4%		91.2%		91.1%
Gross Written and Net Earned Premiums
Gross written and net earned premiums by our four primary insurance lines were as follows:

	For the Years Ended December 31,
	2022		2021		2020
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned	Gross Written	Net Earned
Property	$214.3	$148.8	$253.0	$149.9	$300.0	$155.5
Liability (1)	1,073.7	576.7	1,093.6	672.8	1,060.6	674.2
Professional	410.5	310.0	504.1	315.1	438.3	244.9
Specialty	242.1	173.5	218.7	145.9	195.9	133.0
Total	$1,940.6	$1,209.0	$2,069.4	$1,283.7	$1,994.8	$1,207.6
(1) Ceded premium of $121.0 million for the U.S. LPT has been included in the Liability line to align with the majority of the subject reserves covered under the agreement.
Property
Gross written premiums for property decreased $38.7 million, or 15.3%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The decreases were driven from the sale of our contract binding and excess and surplus (“E&S”) property business units. This was partially offset by growth from the garage, inland marine and fronting business units. The decrease in net earned premiums for the year ended December 31, 2022 compared to the same period in 2021 was also due to the sale of the business units, noted above, offset by growth in the inland marine and garage business units.

Liability
Gross written premiums for liability decreased $19.9 million, or 1.8%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The decrease was driven by the sale of our contract binding business unit and underwriting actions taken with the delegated authority programs. This was partially offset by growth in general liability, environmental and workers compensation lines. Net earned premiums decreased $96.1 million, or 14.3%, for the year ended December 31, 2022 compared to the same period in 2021, due primarily to U.S. LPT for our U.S. casualty insurance reserves, including construction, for accident years 2011 to 2019, which accounted for $121.0 million of the overall decrease. The decrease was partially offset by higher premium retention.
Professional
Gross written premiums for professional decreased $93.6 million, or 18.6%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The decrease was driven by underwriting actions taken with the delegated authority programs and a softer management liability market. Net earned premiums decreased $5.1 million, or 1.6%, for the year ended December 31, 2022 compared to the same period in 2021.
Specialty
Gross written premiums increased $23.4 million or 10.7%, for the year ended December 31, 2022 as compared to the December 31, 2021 due primarily to growth in surety and specialty program lines. The growth in net earned premiums for the year ended December 31, 2022 as compared to the December 31, 2021 was also largely due to surety lines.
Loss and Loss Adjustment Expenses
Loss and loss adjustment expenses were $870.1 million and $908.2 million for the year ended December 31, 2022, and 2021 respectively. The loss ratios for the years ended December 31, 2022 and 2021 were 72.0% and 70.7%, respectively. The higher loss ratio in 2022 was driven by an increase in the current accident year non-catastrophe loss ratio (7.1 percentage point increase) partially offset by lower net unfavorable prior-year reserve development in 2022 versus 2021 (4.1 percentage points decrease) and a decrease in catastrophe losses (1.7 percentage point decrease).
The current accident year non-catastrophe loss ratios for the year ended December 31, 2022 and 2021 were 65.6% and 58.5%, respectively. The current accident year non-catastrophe loss ratio for the year ended December 31, 2022 was impacted by the cost of the U.S. loss portfolio transfer, included in net earned premium, which increased the current accident year non-catastrophe loss for the year ended December 31, 2022 by 6 percentage points. The current accident year non-catastrophe loss for the year ended December 31, 2022 was also impacted by expectations of increased losses due to inflation.
Net unfavorable prior-year reserve development, included in the income statement, for the year ended December 31, 2022 was $64.5 million (5.3 percentage points). The net unfavorable prior-year reserve development for the year ended December 31, 2022 primarily related to liability lines, including the impact of large losses and claims alleging construction defect, partially offset by favorable development in specialty and professional lines. The unfavorable prior year development was largely driven by businesses we have exited, and relates to accident years 2019 and prior partially offset by favorable prior year development on accident years 2020 and 2021.
The net unfavorable prior-year reserve development for the year ended December 31, 2021 was $120.9 million (9.4 percentage points), primarily related to liability lines, including claims alleging construction defect, and professional lines partially offset by favorable prior-year reserve development in specialty lines. The liability lines and professional lines prior-year development was largely due to movements in the fourth quarter 2021. The internal analysis of liability lines completed during the fourth quarter of 2021 saw an increase in the difference between the actual incurred loss movements versus the expected movements in business units with significant exposure to claims alleging construction defect, driven by accident years 2017 and prior. In addition, during the fourth quarter of 2021, we received the results of an external actuarial review. The result of the external review on these lines was consistent with the internal analysis. The internal analysis of professional lines completed during the fourth quarter of 2021 incorporated evaluations of individual Securities Class Action claims. In addition, during the fourth quarter of 2021, we received the results of an external actuarial review. The result of the external review on these lines was consistent with the internal analysis. The professional lines prior-year development was driven by accident years 2018 and prior.
Catastrophe losses for the year ended December 31, 2022 were $13.2 million (1.1 percentage points) and were mainly attributable to Hurricane Ian, Winter Storm Elliott, and U.S. storms. Catastrophe losses for the year ended December 31, 2021 were $36.1 million (2.8 percentage points) and were mainly attributable to Winter Storm Uri, and a number of smaller storms across the U.S. including Hurricane Ida.

Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses were $432.8 million for the year ended December 31, 2022 as compared to $419.3 million for the year ended December 31, 2021. The expense ratio increased to 35.8% for the year ended December 31, 2022 as compared to 32.7% for the same period 2021. The deterioration in the ratio was mainly due to lower net earned premiums driven from the one-time cost of the U.S. LPT as well as increased acquisition expenses.
International Operations
The following table summarizes the results of operations for the International Operations segment:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Gross written premiums	$906.7	$1,111.0	$1,238.0
Earned premiums	$530.5	$625.8	$572.5
Losses and loss adjustment expenses	293.9	362.1	428.6
Underwriting, acquisition and insurance expenses	205.3	246.3	241.6
Underwriting income (loss)	31.3	17.4	(97.7)
Net investment income	39.1	50.6	26.7
Interest expense	7.8	5.6	7.7
Fee and other expense (income), net	(1.2)	(1.7)	(3.4)
Income (loss) before income taxes	$63.8	$64.1	$(75.3)

GAAP ratios:
Loss ratio	55.4%	57.9%	74.9%
Expense ratio	38.7%	39.3%	42.2%
Combined ratio	94.1%	97.2%	117.1%
Loss reserves at December 31	$1,100.4	$1,911.4	$2,077.6
The following table contains a reconciliation of certain non-GAAP financial measures, specifically the current accident year non-catastrophe losses, current accident year non-catastrophe loss ratio and current accident year non-catastrophe combined ratio, to their most directly comparable GAAP measures for our International Operations.

	For the Years Ended December 31,
	2022		2021		2020
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Earned premiums	$530.5		$625.8		$572.5

Losses and loss adjustment expenses, as reported	$293.9	55.4%	$362.1	57.9%	$428.6	74.9%
Adjustments:
Favorable (unfavorable) prior accident year loss development	2.7	0.5%	26.9	4.3%	6.2	1.1%
Catastrophe losses, including COVID-19	(30.8)	(5.8)%	(56.6)	(9.1)%	(123.0)	(21.5)%
Current accident year non-catastrophe losses (non-GAAP)	$265.8	50.1%	$332.4	53.1%	$311.8	54.5%
Expense ratio		38.7%		39.3%		42.2%
Current accident year non-catastrophe combined ratio (non-GAAP)		88.8%		92.4%		96.7%

Gross Written and Net Earned Premiums
Gross written and net earned premiums by our four primary insurance lines were as follows:

	For the Years Ended December 31,
	2022		2021		2020
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned	Gross Written	Net Earned
Property	$190.7	$82.8	$295.1	$132.4	$465.1	$157.6
Liability	227.5	124.7	256.8	130.7	241.2	101.5
Professional	208.5	133.9	226.0	148.3	210.0	120.5
Specialty	280.0	189.1	333.1	214.4	321.7	192.9
Total	$906.7	$530.5	$1,111.0	$625.8	$1,238.0	$572.5
Property
Gross written premiums for property decreased $104.4 million, or 35.4%, for the twelve months ended December 31, 2022, as compared to the same period in 2021. The decrease in gross written premiums was primarily due to a reduction in business produced by Syndicate 1200 following our exit from certain property lines of business and other international platforms where we have stopped writing business. Net earned premiums for property decreased for the twelve months ended December 31, 2022, as compared to the same period in 2021 for the aforementioned reasons.
Liability
Gross written premiums for liability decreased $29.3 million, or 11.4%, for the twelve months ended December 31, 2022 as compared to the same period in 2021. The reduction in gross written premiums was primarily due to lower premiums from Europe where have stopped writing business and sold ArgoGlobal SE as well as lower premiums from our Bermuda Insurance operations where we are writing less excess casualty business. Net earned premiums decreased for the twelve months ended December 31, 2022 as compared to the twelve months ended December 31, 2021 for the aforementioned reasons.
Professional
Gross written premiums for professional lines decreased $17.5 million, or 7.7%, for the twelve months ended December 31, 2022 as compared to the same period in 2021. The decrease in gross written premiums was driven by the sale of Argo Seguros and was partially offset by higher premiums in Syndicate 1200 arising from growth within Professional Indemnity and Transactional Liability business. The decrease in net earned premiums for the twelve months ended December 31, 2022 as compared to the twelve months ended December 31, 2021 was also mainly due to the sale of Argo Seguros.
Specialty
Gross written premiums decreased $53.1 million, or 15.9%, for the twelve months ended December 31, 2022 as compared to the same period in 2021. The decrease in gross written premiums was primarily driven by the sales of Argo Seguros and Ariel Re and was partially offset by growth in Syndicate 1200 primarily from strong business activity written in Terror & Political Violence. The decrease in net earned premiums for the twelve months ended December 31, 2022 as compared to the twelve months ended December 31, 2021 was driven by the aforementioned reasons.
Loss and Loss Adjustment Expenses
Loss and loss adjustment expenses were $293.9 million and $362.1 million for the year ended December 31, 2022, and 2021 respectively. The loss ratios for the years ended December 31, 2022 and 2021 were 55.4% and 57.9%, respectively. The decrease in the loss ratio was driven by a decrease in catastrophe losses (3.3 percentage point decrease) and a decrease in the current accident year non-catastrophe loss ratio (3.0 percentage point decrease), partially offset by less net favorable prior-year reserve development in 2022 versus 2021 (3.8 percentage point increase).
The current accident year non-catastrophe loss ratios for the years ended December 31, 2022 and 2021 were 50.1% and 53.1%, respectively. The improvement in the loss ratio for the years ended December 31, 2022 primarily related to the results of re-underwriting actions across multiple divisions in Syndicate 1200. The current accident year non-catastrophe loss ratio also benefited from rate increases earning through earned premiums and favorable experience in Property and Specialty lines.

Net favorable prior-year reserve development for the year ended December 31, 2022 was $2.7 million (0.5 percentage points) and primarily related to favorable development in liability and specialty lines, partially offset by unfavorable development from professional and property lines. The professional lines development included large claim movements in Argo Insurance Bermuda.
The net favorable prior-year reserve development for the year ended December 31, 2021 was $26.9 million (4.3 percentage points) and primarily related to favorable development in liability and property lines (including losses associated with prior year catastrophes), partially offset by unfavorable development from liability and professional large claim movements in Argo Insurance Bermuda.
Catastrophe losses for the year ended December 31, 2022 was $30.8 million (5.8 percentage points) due to Hurricane Ian, Winter storm Elliott, and the Ukraine-Russia conflict. Catastrophe losses for the year ended December 31, 2021 were $56.6 million (9.1 percentage points) including losses of $12.4 million associated with COVID-19, primarily resulting from contingency exposures. The property losses relate to sub-limited affirmative business interruption coverage in certain International markets, as well as expected costs associated with potential litigation. The remaining catastrophe losses of $44.2 million for the year ended December 31, 2021 were mainly attributable to Winter storm Uri, Hurricane Ida and U.S. tornadoes.
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses decreased to $205.3 million for the year ended December 31, 2022 as compared to $246.3 million for the year ended December 31, 2021 mainly driven by the sale of Argo Seguros and ArgoGlobal SE. The expense ratio decreased to 38.7% for the year ended December 31, 2022 as compared to 39.3%, which is broadly consistent with the same period in 2021.
Fee and Other Income/Expense
Fee and other income/expense represent amounts we receive, and costs we incur, in connection with the management of third-party capital for our underwriting Syndicates at Lloyd’s. Fee and other income was $1.2 million for the year ended December 31, 2022 compared to $1.7 million for the same period in 2021.
Run-off Lines
The following table summarizes the results of operations for the Run-off Lines segment:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Earned premiums	$0.9	$0.6	$0.4
Losses and loss adjustment expenses	2.9	44.3	11.5
Underwriting, acquisition and insurance expenses	1.6	1.0	1.7
Underwriting income (loss)	(3.6)	(44.7)	(12.8)
Net investment income	2.3	3.6	4.0
Interest expense	0.5	0.4	0.8
(Loss) income before income taxes	$(1.8)	$(41.5)	$(9.6)
Run-off Lines includes liabilities associated with other liability policies that were issued in the 1960s, 1970s and into the 1980s, as well as the former risk-management business and other business no longer underwritten. Through our subsidiary Argonaut Insurance Company (“Argonaut”), we are exposed to asbestos liability at the primary level through claims filed against our direct insureds, as well as through its position as a reinsurer of other primary carriers. Argonaut has direct liability arising primarily from policies issued from the 1960s to the early 1980s, which pre-dated policy contract wording that excluded asbestos exposure. The majority of the direct policies were issued on behalf of small contractors or construction companies. We believe that the frequency and severity of asbestos claims for such insureds is typically less than that experienced for large, industrial manufacturing and distribution concerns.

Argonaut assumed risk as a reinsurer, primarily for the period from 1970 to 1975, a portion of which was assumed from the London market. Argonaut also reinsured risks on policies written by domestic carriers. Such reinsurance typically provided coverage for limits attaching at a relatively high level, which are payable only after other layers of reinsurance are exhausted. Some of the claims now being filed on policies reinsured by Argonaut are on behalf of claimants who may have been exposed at some time to asbestos incorporated into buildings they occupied, but have no apparent medical problems resulting from such exposure. Additionally, lawsuits are being brought against businesses that were not directly involved in the manufacture or installation of materials containing asbestos. We believe that a significant portion of claims generated out of this population of claimants may result in incurred losses generally lower than the asbestos claims filed over the past decade and could be below the attachment level of Argonaut.
Losses and Loss Adjustment Expenses
The following table represents a roll forward of total gross and net loss reserves for the asbestos and environmental exposures in our Run-off Lines, along with the ending balances of all other reserves within Run-off Lines. Amounts in the net column are reduced by reinsurance recoverables.

	For the Years Ended December 31,
	2022		2021		2020
(in millions)	Gross	Net	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$63.8	$54.5	$59.3	$50.7	$52.6	$43.8
Incurred losses	13.2	10.5	17.4	14.7	20.2	17.4
Losses paid	(11.5)	(9.2)	(12.9)	(10.8)	(13.5)	(10.5)
Loss reserves - asbestos and environmental, end of period	65.5	55.8	63.8	54.6	59.3	50.7
Risk-management reserves	144.6	91.5	162.6	99.2	162.4	100.5
Run-off reinsurance reserves	0.4	0.4	0.5	0.5	0.5	0.5
Other run-off lines	22.6	15.6	34.3	24.5	14.3	8.9
Total loss reserves - Run-off Lines	$233.1	$163.3	$261.2	$178.8	$236.5	$160.6
Losses and loss adjustment expenses for the year ended December 31, 2022, included $2.9 million of net unfavorable loss reserve development on prior accident years. The unfavorable prior year loss development was due to $10.5 million in asbestos and environmental lines partially offset by $8.3 million net favorable loss reserve development in run-off liability losses excluding asbestos and environmental. The movement on asbestos and environmental lines was due to higher than expected loss activity and movement on large claims alleging environmental losses. The movement on liability exposures excluding asbestos and environmental was due to analysis of individual claims.
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

The following table represents the components of gross loss reserves for the Run-off Lines:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Asbestos:
Direct
Case reserves	$3.2	$3.0	$3.1
Unallocated loss adjustment expense ("ULAE")	0.5	0.5	0.5
Incurred but not reported (“IBNR”)	17.4	19.9	20.2
Total direct written reserves	21.1	23.4	23.8
Assumed domestic
Case reserves	6.8	7.4	8.4
ULAE	0.8	0.8	0.8
IBNR	13.0	11.9	12.8
Total assumed domestic reserves	20.6	20.1	22.0
Assumed London
Case reserves	2.4	2.1	1.4
IBNR	2.6	2.3	1.6
Total assumed London reserves	5.0	4.4	3.0
Total asbestos reserves	46.7	47.9	48.8
Environmental reserves	18.8	15.9	10.5
Risk-management reserves	144.6	162.6	162.4
Run-off reinsurance reserves	0.4	0.5	0.5
Other run-off lines	22.6	34.3	14.3
Total loss reserves - Run-off Lines	$233.1	$261.2	$236.5
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
The following table represents a reconciliation of the number of asbestos and environmental claims outstanding (in whole numbers):

	For the Years Ended December 31,
	2022	2021	2020
Open claims, beginning of the year	687	706	707
Claims closed during the year	63	67	119
Claims opened during the year	48	48	118
Open claims, end of the year	672	687	706
The following table represents gross payments on asbestos and environmental claims:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Gross payments on closed claims	$3.6	$2.9	$9.5
Gross payments on open claims	7.9	10.0	4.0
Total gross payments	$11.5	$12.9	$13.5

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
Liquidity and Capital Resources
Our insurance and reinsurance subsidiaries require liquidity and adequate capital to meet ongoing obligations to policyholders and claimants and fund operating expenses. During the year ended December 31, 2022, cash flow provided by operations was $53.2 million. Based on current premium volumes and other measures of capital deployed in our business, we determined we had excess capital and, therefore, returned capital to our shareholders through dividend payments to our shareholders. We believe our liquidity generated from operations and, if required, from our investment portfolio, will be sufficient to meet our obligations for at least the next 12 months. We believe we have access to various sources of liquidity including cash, investments and the ability to borrow under our revolving credit facility.
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
Our liquidity was not materially impacted by COVID-19 during 2021 and 2022. However, there can be no assurance that the pandemic will not cause further disruption to our business or the global economy in that time period.
Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the years ended December 31, 2022 and 2021, cash provided by operating activities was $53.2 million and $99.7 million, respectively. The decrease in cash flows provided by operating activities in 2022 compared to 2021 was attributable to various fluctuations within our operating activities, and primarily related to the timing of reinsurance recoveries, claim payments and premium cash receipts in the respective periods.
For the years ended December 31, 2022 and 2021, net cash used in investing activities was $26.6 million and $55.9 million, respectively. Net cash used in investing activities was mainly the result of the change in proceeds from fixed maturities, purchases of commercial mortgage loans, and foreign regulatory pools. This was offset primarily by reduced purchases of fixed maturities. Additionally, we received $14.9 million in net cash from the sale of Argo Seguros and AGSE.
For the years ended December 31, 2022 and 2021, net cash used in financing activities was $52.1 million and $52.9 million, respectively, driven by dividends to our common and preferred shareholders.

We invest excess cash in a variety of investment securities. As of December 31, 2022, our investment portfolio consisted of 73.3% fixed maturities, 4.3% commercial mortgage loans, 1.2% equity securities, 8.9% other investments 12.3% short-term investments (based on fair value) compared to 79.3% fixed maturities, 1.1% equity securities, 7.3% other investments and 12.3% short-term investments as of December 31, 2021. We classify the majority of our investment portfolio as available-for-sale; resulting in these investments being reported at fair market value with unrealized gains and losses, net of tax, being reported as a component of shareholders’ equity. At December 31, 2022, no investments were designated as trading. No issuer (excluding United States Government and United States Governmental agencies) of fixed maturity or equity securities represents more than 2.7% of shareholders’ equity at December 31, 2022.
Reinsurance and Collateral Held by Argo Group
We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position. Increases in the costs of this program, or the failure of our reinsurers to meet their obligations in a timely fashion, may have a negative impact on liquidity.
Under certain insurance programs (i.e., large deductible programs and surety bonds) and various reinsurance agreements, collateral and letters of credit (“LOCs”) are held for our benefit to secure performance of insureds and reinsurers in meeting their obligations. At December 31, 2022, the amount of such collateral and LOCs held under insurance and reinsurance agreements was $926.4 million and $1,299.3 million, respectively. Collateral can also be provided in the form of trust accounts. As we are the beneficiary of these trust accounts only to secure future performance, these amounts are not reflected in our Consolidated Balance Sheets. Collateral provided by an insured or reinsurer may exceed or fall below the amount of their total outstanding obligation.
On November 9, 2022, the “U.S. LPT” with a wholly owned subsidiary of Enstar Group Limited (“Enstar”) covering a majority of the Company’s U.S. casualty insurance reserves, including construction, for accident years 2011 to 2019 closed. On the closing date, the Company transferred cash and investments to Enstar a portion of which was deposited into a trust established to secure Enstar’s claim payment obligation to the Company. As such, our reinsurance recoverable with Enstar is fully collateralized.
LOCs have been filed with Lloyd’s by trade capital providers as part of the terms of whole account quota share reinsurance contracts entered into by the trade capital providers. In the event such LOCs are funded, the outstanding balance would be the responsibility of the trade capital providers.
During the year ended December 31, 2022 and December 31, 2021 there were no write-offs for uncollectible reinsurance.
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
The payment of dividends by Argo Re is limited under Bermuda insurance laws which require Argo Re to maintain certain measures of solvency and liquidity. As of December 31, 2022, the statutory capital and surplus of Argo Re was $1,024.9 million, and the amount required to be maintained was $100.0 million, thereby allowing Argo Re the potential to pay dividends or capital distributions within the parameters of the solvency and liquidity margins. We believe that the dividend and capital distribution capacity of Argo Re will provide us with sufficient liquidity to meet the operating and debt service commitments, as well as other obligations.
During 2022, Argo Re paid cash dividends of $33.0 million to Argo Group International Holdings, Ltd.
During 2022, Argo Group U.S., Inc. received a dividend of $10.6 million from Rockwood.

During 2022, Argo Group U.S., Inc. may be permitted to receive dividends from Argonaut up to $99.4 million without prior approval from the Illinois Division of Insurance. Argo Group U.S, Inc. may be permitted to receive dividends from Rockwood of up to $21.3 million without prior approval from the Pennsylvania Department of Insurance during 2022. Business and regulatory considerations may impact the amount of dividends actually paid and prior approval of dividend payments may be required.
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

On March 2, 2022, the parties to the Credit Agreement entered into Amendment No. 1 to the Credit Agreement, which replaced Euro and Sterling LIBOR with the Euro Interbank Offered Rate (“EURIBOR”) and the Sterling Overnight Index Average (“SONIA”) as the interest rate benchmark for borrowings denominated in Euros and in Sterling, respectively. This amendment also sets forth provisions for fallback rates in the event that EURIBOR and SONIA are not available. The USD LIBOR benchmark interest rate was not replaced or affected by this amendment as USD LIBOR remains effective until June 2023.
On July 15, 2022, the parties to the Credit Agreement entered into Amendment No. 2, which revised the definition of “Tangible Net Worth” to exclude accumulated other comprehensive income (loss) shown on our Consolidated balance sheets.
On December 20, 2022, the Borrowers and the lenders entered into Amendment No. 3 to the Credit Agreement. This amendment increased the revolving commitments from $200 million to $220 million, with the addition of a new lender. Other revisions to the Credit Agreement included a revision to the minimum tangible net worth requirement, permitting the sale of Argo Underwriting Agency Limited and its subsidiaries in accordance with the Share Purchase Agreement dated as of September 8, 2022 between AIH and Ohio Farmers Insurance Company and removing AIH and AUA as Borrowers from the Credit Agreement upon such sale, and updating the benchmark interest rate provisions to replace US LIBOR with Term SOFR.
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

Floating Rate Loan Stock
We assumed certain debt through the acquisition of Syndicate 1200. These notes are unsecured and unsubordinated. All are redeemable subject to certain terms and conditions at a price up to 100% of the principal plus accrued and unpaid interest. Interest on the U.S. Dollar and Euro notes is due semiannually and quarterly, respectively. These notes have been reclassified to liabilities held-for-sale. See Note 2, “Recent Acquisitions, Disposals & Other Transactions”. A summary of the notes outstanding at December 31, 2022 is presented below:

(in millions)
Currency	Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2022	Amount
U.S. Dollar	12/8/2004	11/15/2034	6 month LIBOR + 4.2%	7.26%	$6.5
U.S. Dollar	10/31/2006	1/15/2036	6 month LIBOR + 4.0%	7.06%	10.0
Total U.S. Dollar notes					16.5
Euro	9/6/2005	8/22/2035	3 month Euribor + 4.0%	5.82%	12.7
Euro	10/31/2006	11/22/2036	3 month Euribor + 4.0%	5.82%	11.1
Euro	6/8/2007	9/15/2037	3 month Euribor + 3.9%	5.95%	14.4
Total Euro notes					38.2
Total notes outstanding					$54.7
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

A summary of our outstanding junior subordinated debentures at December 31, 2022 is presented below:

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at December 31, 2022	Amount
Argo Group
5/15/2003	PXRE Capital Statutory Trust II	5/15/2033	3M LIBOR + 4.10%	8.71%	$18.0
11/6/2003	PXRE Capital Trust VI	9/30/2033	3M LIBOR + 3.90%	8.63%	10.3
Argo Group US
5/15/2003	Argonaut Group Statutory Trust I	5/15/2033	3M LIBOR + 4.10%	8.71%	15.5
12/16/2003	Argonaut Group Statutory Trust III	1/8/2034	3M LIBOR + 4.10%	8.18%	12.3
4/29/2004	Argonaut Group Statutory Trust IV	4/29/2034	3M LIBOR + 3.85%	8.50%	13.4
5/26/2004	Argonaut Group Statutory Trust V	5/24/2034	3M LIBOR + 3.85%	8.61%	12.4
5/12/2004	Argonaut Group Statutory Trust VI	6/17/2034	3M LIBOR + 3.80%	8.54%	13.4
9/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M LIBOR + 3.60%	8.37%	15.5
9/22/2004	Argonaut Group Statutory Trust VIII	9/22/2034	3M LIBOR + 3.55%	8.30%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M LIBOR + 3.60%	8.37%	15.5
9/15/2005	Argonaut Group Statutory Trust X	9/15/2035	3M LIBOR + 3.40%	8.17%	30.9
	Total Outstanding				$172.7
Subordinated Debentures
Unsecured junior subordinated debentures with a principal balance of $91.8 million were assumed through the February 2017 acquisition of Maybrooke Holdings, S.A. (“the acquired debt”).The acquired debt is carried on our Consolidated Balance Sheets at $85.9 million, which represents the debt’s fair value at the date of acquisition plus accumulated accretion of discount to par value, as required by accounting for business combinations under ASC 805. At December 31, 2022, the acquired debt was eligible for redemption at par. Interest accrues on the acquired debt based on a variable rate, which is reset quarterly. Interest payments are payable quarterly. A summary of the terms of the acquired debt outstanding at December 31, 2022 is presented below:

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2022	Principal at December 31, 2022	Carrying Value at December 31, 2022
9/13/2007	9/15/2037	3 month LIBOR + 3.15%	7.92%	$91.8	$85.9
Letter of Credit Facilities - Argo Re
Argo Re may be required to secure its obligations under various reinsurance contracts in certain circumstances. In order satisfy these requirements, Argo Re has entered into one committed and two uncommitted secured bilateral LOC facilities with commercial banks and generally uses these facilities to issue LOCs in support of non-admitted reinsurance obligations in the U.S. and other jurisdictions. The committed LOC facility has a term of one year and includes customary conditions and event of default provisions. The issuance of LOCs using the uncommitted LOC facilities is at the discretion of the lenders. The availability of letters of credit under these secured facilities are subject to a borrowing base requirement, determined on the basis of specified percentages of the market value of eligible categories of securities pledged to the lender. On December 31, 2022, committed and uncommitted LOC facilities totaled $205 million.
On December 31, 2022, LOCs totaling $135.1 million were outstanding, of which $50.2 million were issued against the committed secured bilateral LOC facility and $84.9 million were issued by commercial banks against the uncommitted, secured bilateral LOC facilities. Collateral with a market value of $169.8 million was pledged to these banks as security against these LOCs.
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
Other Letters of Credit
In November 2021, Argo Group executed a LOC facility with a commercial bank to issue LOCs in favor of Lloyd’s to support its Funds at Lloyd’s requirements. This facility has an initial term of one year, and is unsecured, renewable and includes customary conditions and event of default provisions. An LOC in the amount of £26 million ($35.1 million) was issued in favor of Lloyd’s. Argo replaced the FAL LOC with other collateral in December 2022, and requested cancellation of the FAL LOC by Lloyds due to the sale of Argo Underwriting Agency Limited and its subsidiaries in accordance with the Share Purchase Agreement dated as of September 8, 2022 between AIH and Ohio Farmers Insurance. Lloyds cancelled the LOC effective December 5, 2022, and the facility was subsequently terminated in January 2023.
Other LOCs issued and outstanding on 12/31/2022 were $4.2 million.
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
For the year ended December 31, 2022, the Board declared quarterly dividends in the aggregate amount of $1,750 per preferred share. Cash dividends paid for the year ended December 31, 2022 totaled $10.5 million.
Argo Group Common Shares and Dividends
For the year ended December 31, 2022, the Board declared quarterly dividends in the aggregate amount of $1.24 per share. Cash dividends paid for the year ended December 31, 2022 totaled $43.4 million.
On February 8, 2023, Company entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Brookfield Reinsurance Ltd. (“Brookfield Reinsurance”) and BNRE Bermuda Merger Sub Ltd., a wholly owned subsidiary of Brookfield Reinsurance (“Merger Sub”). As part of the Merger Agreement, the Company has agreed to suspend any dividends that would otherwise be declared and paid on the Company Shares during the period from the date of the Merger Agreement through the earlier of the closing of the transaction or the termination of the Merger Agreement. See Note 23, “Subsequent Events” for further information.
On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous repurchase authorizations. As of December 31, 2022, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million.
We did not repurchase any common shares for the twelve months ended December 31, 2022 and December 31, 2021.

Cash Obligations and Commitments
Our estimated contractual obligations and commitments as of December 31, 2022 were as follows:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	Thereafter
Long-term debt:
Junior subordinated debentures (1)	$542.4	$22.1	$66.4	$453.9
Senior unsecured fixed rate notes (2)	326.0	9.3	28.0	288.7
Operating leases	77.0	10.9	28.4	37.7
Purchase obligations (3)	12.0	8.0	4.0	—
Other long-term liabilities:
Claim payments (4)	5,051.6	1,538.6	1,830.0	1,683.0
Partnership commitments (5)	108.9	108.9	—	—
Total contractual obligations	$6,117.9	$1,697.8	$1,956.8	$2,463.3
(1) Interest only on Junior Subordinated Debentures through 2037. Interest calculated based on the rate in effect at December 31, 2022. Principal due beginning May 2033.
(2) Interest only on Senior Unsecured Fixed Rate Notes through 2042. Interest calculated based on the rate in effect at December 31, 2022. Principal due September 2042.
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
Financial Statement of Subsidiary Issuer
As discussed above, the Parent Guarantor, through its Subsidiary Issuer, issued $143.8 million aggregate principal amount of the Notes. In accordance with Article 10 of SEC Regulation S-X, we have elected to present condensed consolidating financial information in lieu of separate financial statements for the Subsidiary Issuer. The following tables present condensed consolidating financial information at December 31, 2022 and for the year ended December 31, 2022, of the Parent Guarantor and the Subsidiary Issuer. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.
The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets and results of operations of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2022
(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group U.S., Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$1.8	$3,093.9	$556.2	$—	$3,651.9
Cash	5.2	14.5	30.5	—	50.2
Accrued investment income	—	16.8	1.8	—	18.6
Premiums receivable	—	235.7	56.3	—	292.0
Reinsurance recoverables	—	2,301.9	727.2	—	3,029.1
Goodwill	—	118.6	—	—	118.6
Current income taxes receivable, net	—	43.9	1.0	—	44.9
Deferred tax assets, net	—	101.2	—	—	101.2
Deferred acquisition costs, net	—	109.4	(2.4)	—	107.0
Ceded unearned premiums	—	273.2	102.3	—	375.5
Operating lease right-of-use assets	4.6	52.5	0.6	—	57.7
Other assets	6.7	87.2	27.6	—	121.5
Assets held-for-sale	—	—	2,066.2	—	2,066.2
Intercompany notes receivable	—	73.3	(73.3)	—	—
Investments in subsidiaries	1,281.7	—	—	(1,281.7)	—
Total assets	$1,300.0	$6,522.1	$3,494.0	$(1,281.7)	$10,034.4
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$4,032.3	$1,019.3	$—	$5,051.6
Unearned premiums	—	893.4	146.5	—	1,039.9
Ceded reinsurance payable, net	—	103.8	54.9	—	158.7
Funds held	—	75.2	(25.2)	—	50.0
Debt	28.4	284.8	85.9	—	399.1
Accrued underwriting expenses and other liabilities	10.0	99.4	11.9	—	121.3
Operating lease liabilities	4.6	61.1	0.7	—	66.4
Liabilities held-for-sale	—	—	1,914.5	—	1,914.5
Due to (from) affiliates	14.0	(10.1)	10.1	(14.0)	—
Intercompany notes payable	10.1	—	(10.1)		—
Total liabilities	67.1	5,539.9	3,208.5	(14.0)	8,801.5
Total shareholders' equity	1,232.9	982.2	285.5	(1,267.7)	1,232.9
Total liabilities and shareholders' equity	$1,300.0	$6,522.1	$3,494.0	$(1,281.7)	$10,034.4
(1)Includes all other subsidiaries of Argo Group and all intercompany eliminations.
(2)Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2022
(in millions)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group U.S., Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$1,202.1	$538.3	$—	$1,740.4
Net investment income	—	122.7	7.1	—	129.8
Net investment and other gains (losses)	—	(41.7)	(73.6)	—	(115.3)
Total revenue	—	1,283.1	471.8	—	1,754.9
Expenses:
Losses and loss adjustment expenses	—	870.3	296.6	—	1,166.9
Underwriting, acquisition and insurance expenses	(0.6)	462.8	208.5	—	670.7
Non-operating expenses	26.2	15.9	9.4	—	51.5
Interest expense	1.6	17.9	7.3	—	26.8
Fee and other (income) expense, net	—	(0.1)	(1.2)	—	(1.3)
Foreign currency exchange losses	—	(0.2)	(4.8)	—	(5.0)
Impairment of goodwill and intangible assets	—	—	28.5	—	28.5
Total expenses	27.2	1,366.6	544.3	—	1,938.1
(Loss) income before income taxes	(27.2)	(83.5)	(72.5)	—	(183.2)
Provision for income taxes	—	(14.9)	6.9	—	(8.0)
Net (loss) income before equity in earnings of subsidiaries	(27.2)	(68.6)	(79.4)	—	(175.2)
Equity in undistributed earnings of subsidiaries	(148.0)	—	—	148.0	—
Net income (loss)	$(175.2)	$(68.6)	$(79.4)	$148.0	$(175.2)
Dividends on preferred shares	10.5	—	—	—	10.5
Net income (loss) attributable to common shareholders	$(185.7)	$(68.6)	$(79.4)	$148.0	$(185.7)

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
Critical Accounting Estimates
Reserves for Losses and Loss Adjustment Expenses
We establish reserves for the estimated total unpaid costs of losses including loss adjustment expenses (“LAE”), for claims that have been reported as well as claims that have been incurred but not yet reported. Unless otherwise specified below, the term “loss reserves” encompasses reserves for both losses and LAE. Loss reserves reflect management’s best estimate. Loss reserves established are not an exact calculation of our liability. Rather, loss reserves represent management’s best estimate of our liability based on application of actuarial techniques and other projection methodologies and taking into consideration other facts and circumstances known at the balance sheet date. The process of establishing loss reserves is complex and necessarily imprecise, as it involves using judgment that is impacted by many internal and external variables such as past loss experience, current claim trends and the prevailing social, economic and legal environments. In determining loss reserves, we give careful consideration to all available data and applicable actuarial analyses including expected loss ratios, loss development factors, settlement patterns and the weighting of actuarial methodologies.

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

The following is a summary of gross and net loss reserves we recorded by line of business:

	December 31, 2022		December 31, 2021
(in millions)	Gross	Net	Gross	Net
Property	$593.1	$94.8	$876.4	$300.6
Liability	3,365.3	1,626.2	3,362.7	2,069.0
Professional	974.3	445.3	857.7	474.2
Specialty	118.9	46.8	498.2	279.4
Total reserves (1)	$5,051.6	$2,213.1	$5,595.0	$3,123.2
(1) At December 31, 2022, the Company reclassified gross and net reserves related to the sale of AUA as held-for-sale. See Note 2 “Recent Acquisitions, Disposals & Other Transactions” in the Notes to Consolidated Financial Statements for additional detail.
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
Each business segment is analyzed individually, with development characteristics for each short-tail and long-tail line of business identified and applied accordingly. In comparing loss reserve methods and assumptions used at December 31, 2022 as compared with methods and assumptions used at December 31, 2021, management has not changed or adjusted methodologies or assumptions in any significant manner.
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
Risk Factors by Line of Business in Loss Reserve Estimation
The following section details reserving considerations and loss and LAE risk factors for the lines representing most of our loss reserves. Each risk factor presented will have a different impact on required loss reserves. Also, risk factors can have offsetting or compounding effects on required loss reserves. For example, introduction and approval of a more expensive medical procedure may result in higher estimates for medical costs. But in the workers compensation context within Liability lines, the availability of that same medical procedure may enable workers to return to work more quickly, thereby lowering estimates for indemnity costs for that line of business. As a result, it usually is not possible to identify and measure the impact that a change in one discrete risk factor may have or construct a meaningful sensitivity expectation around it. We do not make explicit estimates of the impact on loss reserve estimates for the assumptions related to the risk factors described below.

Loss adjustment expenses used in connection with our loss reserves are comprised of both allocated and unallocated expenses. Allocated loss adjustment expenses generally relate to specific claim files. We often combine allocated loss adjustment expenses with losses for purposes of projecting ultimate liabilities. For some types of claims, such as asbestos, environmental, professional liability, and construction defect, allocated loss adjustment expenses consisting primarily of legal defense costs may be significant, sometimes exceeding the liability to indemnify claimants for losses. Unallocated loss adjustment expenses generally relate to the administration and handling of claims in the ordinary course of business. We typically calculate unallocated loss adjustment expense reserves using a percentage of unpaid losses for each line of business.
Liability - General Liability
General liability within Liability lines is considered a long-tail line, as it takes a relatively long period of time to finalize and resolve all claims from a given accident year. The speed at which claims are received and then resolved is a function of the specific coverage provided, jurisdiction in which the claim is located and specific policy provisions. There are numerous components underlying the general liability product line. Some of these have relatively moderate payout patterns with most of the claims for a given accident year closed within five to seven years, while others, including claims alleging construction defect, are characterized by extreme time lags for both reporting and payment of claims. In addition, this line includes asbestos and environmental claims, which are reviewed separately because of the unique character of these exposures. Allocated loss adjustment expenses in this line consist primarily of legal costs and may exceed the total amount of the indemnity loss on some claims.
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
•New or expanded theories of liability;
•Trends in jury awards;
•Changes in the propensity to sue, in general and with specificity to particular issues;
•Changes in statutes of limitations;
•Changes in the underlying court system;
•Changes in tort law;
•Frequency of visits to health care providers;
•Types of medical treatments received;
•Shifts in law suit mix between U.S. federal and state courts; and
•Changes in inflation.
Book of Business risk factors:
•Changes in policy provisions (e.g., deductibles, policy limits, endorsements);
•Changes in underwriting standards; and
•Product mix (e.g., size of account, class, industries insured, jurisdiction mix).
Liability - Workers Compensation
Workers compensation within Liability lines is generally considered a long-tail coverage as it takes a relatively long period of time to finalize claims from a given accident year. Certain payments, such as initial medical treatment or temporary wage replacement for the injured worker, are generally disbursed quickly. Other payments may be made over the course of several years, such as awards for permanent partial injuries. Some payments continue to take place throughout the injured worker’s life, such as permanent disability benefits and on-going medical care. Although long-tail in nature, claims generally are not subject to long reporting lags, settlements are generally not complex and most of the liability exposure is characterized by high frequency and moderate severity. The largest reserve risks are generally associated with low frequency, high severity claims that require lifetime coverage for medical expense arising from a worker’s injury.

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
Liability - Commercial Automobile Liability
The commercial automobile liability product line within Liability lines is a long-tail coverage, mainly due to exposures arising out of bodily injury claims. Losses in this line associated with bodily injury claims generally are more difficult to accurately estimate and take longer to resolve. Claim reporting lags also can occur. Examples of loss and LAE risk factors that can change over time and result in adjustments to commercial automobile liability loss reserves include, but are not limited to, the following:
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

Professional
Professional, including errors and omissions and directors and officers coverages, is considered a long-tail line, as it takes a relatively long period of time to finalize and resolve all claims from a given year. The speed at which claims are received and then resolved is a function of the specific coverage provided, jurisdiction in which the claim is located and specific policy provisions. There are numerous components underlying the Professional line. Some of these have relatively moderate payout patterns (such as primary coverage written on a claims-made basis) with most of the claims for a given year closed within five to seven years. Others, including business written on an excess basis, can be characterized by longer time lags for payment of claims. Allocated loss adjustment expenses in this line consist primarily of legal costs and may exceed the total amount of the indemnity loss on some claims.
Examples of loss and LAE risk factors associated with Professional claims that can change over time and result in adjustments to loss reserves include, but are not limited to, the following:
Claims risk factors:
•Changes in claim handling procedures;
•Changes in policy provisions or court interpretation of such provisions;
•New or expanded theories of liability;
•Trends in jury awards;
•Changes in the propensity to sue, in general and with specificity to particular issues;
•Changes in statutes of limitations;
•Changes in the underlying court system, including potential impacts from shutdowns associated with COVID-19;
•Changes in tort law;
•Fluctuations in stock prices;
•Lawsuit abuse and third-party litigation finance;
•Changes in the propensity to litigate rather than settle a claim;
•Shifts in lawsuit mix between U.S. federal and state courts; and
•Changes in inflation.
Book of Business risk factors:
•Changes in policy provisions (e.g., deductibles, policy limits, endorsements);
•Changes in underwriting standards; and
•Product mix (e.g., size of account, class, industries insured, jurisdiction mix).
Specialty
Specialty, including marine and surety coverages, is considered a shorter-tail line as claims are generally known relatively quickly. However, it can take a longer period of time to finalize and resolve all claims from a given year for lines such as surety within Specialty lines. Examples of loss and LAE risk factors associated with Specialty claims that can change over time and result in adjustments to loss reserves include, but are not limited to, the following:
Claims risk factors:
•Changes in claim handling procedures;
•Changes in policy provisions or court interpretation of such provisions;
•Changes in the economy; and
•Changes in inflation.
Book of Business risk factors:
•Incidence of catastrophes;
•Changes in policy provisions (e.g., deductibles, policy limits, endorsements);
•Changes in underwriting standards; and
•Product mix (e.g., size of account, class, industries insured, jurisdiction mix).
Property
Property is considered a short-tail line as claims are generally known quickly and resolved in a short period of time. However, the time to resolve a claim can be longer when the claim involves more difficult to resolve components such as business interruption losses or when the business is written on an excess basis. Examples of loss and LAE risk factors associated with Property claims that can change over time and result in adjustments to loss reserves include, but are not limited to, the following:

Claims risk factors:
•Changes in claim handling procedures;
•Changes in the cost of building materials;
•Changes in the cost of labor available to repair damages;
•Disruptions to the supply chain;
•Demand surge related to catastrophe events;
•Changes in policy provisions or court interpretation of such provisions; and
•Changes in inflation.
Book of Business risk factors:
•Incidence of catastrophes;
•Geographical concentration of risks;
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
Recorded gross reserves for Liability were $3,365.3 million, with approximately 2% of that amount related to run-off asbestos and environmental exposures as of December 31, 2022. For Liability losses relating to ongoing operations, loss development patterns are a key assumption for this line of business. Historically, assumptions on loss development patterns have been impacted by, among other things, changes in inflation, and emergence of new types of claims (e.g., construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. We have reviewed the historical variation in loss development patterns for Liability losses deriving from continuing operations. If the incurred loss development patterns change by 20%, a change that we have experienced in the past and that management considers possible, the estimated net reserve could change by $175.0 million, in either direction.
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
Similar to Liability, Professional reserves are affected by loss development pattern assumptions. Historically, assumptions on loss development patterns have been impacted by, among other things, changes in inflation, movements on individual claims, and changes in the mixture between smaller, more routine claims and larger, more complex claims. We have reviewed the historical variation in loss development patterns for Professional losses. Recorded gross reserves for Professional were $974.3 million as of December 31, 2022. If the incurred development patterns underlying our net reserves for this line of business change by 20%, a change that we have experienced in the past and that management considers possible, the estimated net reserve could change by $50.0 million, in either direction.
Specialty reserves are also affected by loss development pattern assumptions. Historically, assumptions on loss development patterns have been impact by, among other things, movements on individual claims, and economic conditions. We have reviewed the historical variation in loss development patterns for Specialty losses. Recorded gross reserves for Specialty were $118.9 million as of December 31, 2022. If the incurred development patterns underlying our net reserves for this line of business change by 20%, a change that we have experienced in the past and that management considers possible, the estimated net reserve could change by $5.0 million, in either direction.
Our Property reserves are analyzed by the characteristics of the underlying exposures. Property loss reserves are characterized by relatively short periods between occurrence, reporting, determination of coverage and ultimate claims settlement. These property loss reserves tend to be the most predictable. Catastrophic loss reserves tend to exhibit more volatility due to the nature of the underlying loss event which may cause delays and complexity in estimating ultimate loss exposure.

Loss Reserve Estimation Variability
After reviewing the output from various loss reserving methodologies, we select our best estimate of reserves. We believe that the aggregate loss reserves at December 31, 2022 were adequate to cover claims for losses that have occurred, including both known claims and claims yet to be reported. As of December 31, 2022, we recorded gross loss reserves of $5,051.6 million and loss reserves net of reinsurance of $2,213.1 million. Although our financial reports reflect our best estimate of reserves, it is unlikely that the final amount paid will exactly equal our best estimate. In order to provide an indication of the variability in loss reserve estimates, we develop reserve ranges by evaluating the variability implied by the results of the various methods and impact of changing the assumptions and factors used in the loss reserving process.
We estimate our range of reserves, net of reinsurance, at approximately $2,055.0 million to $2,471.0 million as of December 31, 2022. In determining this range, we evaluated the variability of the loss reserves for each of our major operating segments, comprising both ongoing operations and run-off businesses. Our estimated range does not make a specific provision for sources of unknown or unanticipated correlated events such as potential sources of liability not anticipated at the time coverage was afforded, such as asbestos. These events in combination with other events which may not be contemplated by management in developing our range may cause reserves to develop either more or less favorably than indicated by assumptions that we consider reasonable. This means that the range of reserve values does not represent the range of all possible favorable or unfavorable reserve outcomes, and actual ultimate paid losses may fall outside this range. No one risk factor has been isolated for the purpose of performing a sensitivity or variability analysis on that particular risk factor.
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
Valuation of Investments
Our investments in fixed maturities and stocks are classified as available-for-sale and reported at fair value under GAAP. Changes in the fair value of fixed maturity investments classified as available-for-sale are not recognized in income during the period, but rather are recognized as a separate component of shareholders’ equity until realized. Consistent with ASU 2016-1, all changes in the fair value of equity securities, whether temporary or other-than-temporary, are recognized in net realized investment (losses) gains in the Consolidated Statement of Income. Fair values of these investments are estimated using prices obtained from third-party pricing services, where available. For securities where we are unable to obtain fair values from a pricing service or broker, fair values are estimated using information obtained from investment advisors. Our investments in hedge and private equity funds and other private equity direct investments are accounted for under the equity method of accounting, with changes in the value of investments recognized in net investment income during the period. Management performed several processes to ascertain the reasonableness of investment values included in our consolidated financial statements at December 31, 2022, including (1) obtaining and reviewing internal control reports for our accounting service providers that obtain fair values from third-party pricing services, (2) obtaining and reviewing evaluated pricing methodology documentation from third-party pricing services and (3) comparing the security pricing received from a secondary third-party pricing service versus the prices used in our consolidated financial statements and obtained additional information for variances that exceeded a certain threshold. As of December 31, 2022,investments classified as available-for-sale for which we did not receive a fair value from a pricing service or broker accounted for less than 1% of our investment portfolio. The actual value at which such securities could be sold or settled with a willing buyer or seller may differ from such estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.

Where we intend to sell or will be required to sell a fixed maturity investment prior to recovery, a credit loss will be recognized through income as a realized loss. For fixed maturities for which a decline in the fair value between amortized cost is due to credit-related factors, an allowance is established. If a decline in the value of a particular investment is believed to be non-credit-related, the decline is recorded as an unrealized loss, net of tax, in other comprehensive income as a separate component of shareholders’ equity. We evaluate our investments for impairment. We regularly monitor the difference between the estimated fair values of our investments and their cost or book values to identify underperforming investments. For fixed maturity securities, the evaluation for a credit loss is generally based on the present value of expected cash flows of the security as compared to the amortized book value. For mortgage-backed securities, loss frequency and severity inputs are used in projecting future cash flows of the securities. Loss frequency is measured as the credit default rate, which includes such factors as loan-to-value ratios and credit scores of borrowers. Loss severity includes such factors as trends in overall housing prices and house prices that are obtained at foreclosure. For the year ended December 31, 2022, we recorded an allowance for credit losses of $2.8 million. In 2021, we recorded an allowance for credit losses of $2.5 million.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We believe we are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk.
Interest Rate Risk
Our primary market risk exposure is the exposure of our fixed maturity investment portfolio to interest rate risk and the changes in interest rates. Fluctuations in interest rates have a direct impact on the fair value of these securities. As interest rates rise, the fair value of our fixed maturity portfolio falls and the converse is also true. We manage interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates. The model duration of the assets comprising our fixed maturity investment portfolio was 3.29 years and 2.81 years at December 31, 2022 and 2021, respectively.
Based upon a pricing model, we determine the estimated change in fair value of our fixed maturity and short term investments assuming immediate parallel shifts in the U.S. Treasury yield curve, while keeping spreads between the individual securities and treasuries static. The following tables present the estimated pre-tax impact on the fair value of our fixed maturity and short term investments resulting from changes of 50 to 100 basis points in market rates at December 31, 2022 and 2021.

December 31, 2022	-100	-50	Base	50	100
Fair value (in millions)	$3,216.7	$3,170.9	$3,125.1	$3,079.3	$3,033.5
Gain (loss) (in millions)	$91.6	$45.8	$—	$(45.8)	$(91.5)

December 31, 2021	-100	-50	Base	50	100
Fair value (in millions)	$5,012.7	$4,947.1	$4,879.1	$4,810.9	$4,742.6
Gain (loss) (in millions)	$133.5	$67.9	$—	$(68.3)	$(136.6)
Credit Risk
We have exposure to credit risk on losses recoverable from reinsurers and receivables from insureds. Our controls to mitigate this risk include limiting our exposure to any one counterparty, evaluating the financial strength of our reinsurers, generally requiring minimum credit ratings and in certain cases receiving collateral from our reinsurers and insureds, and cancelling policies for insureds due to lack of payment.
We also have exposure to credit risk in our investment holdings. Our risk-management strategy and investment policy attempts to mitigate this risk by primarily investing in debt instruments of high credit quality issuers, limiting credit concentration, monitoring the credit quality of issuers and counterparties and diversifying issuers. The weighted average rating of our fixed maturity investments was A+ with 89.9% and 89.4% rated investment grade or better (BBB- or higher) at December 31, 2022 and 2021, respectively.

We review our investments to identify and evaluate those that may have credit impairments on a quarterly basis, considering the historical performance of the security, available market information, and credit ratings, among other things. For fixed maturity securities, the review includes consideration of current ratings and actions of major rating agencies (Standard & Poor's, Moody's and Fitch). If a security has two ratings, the lower rating is used. If a security has three ratings, the middle rating is used. The following table reflects the credit quality of our fixed maturity portfolio at December 31, 2022:

Other Fixed Maturities	Book Value	Fair Value
AAA	$433.0	$401.0
AA	155.2	141.9
A	530.4	477.5
BBB	583.9	514.3
BB/B	132.0	116.0
CCC and Below	25.5	14.5
Unrated	91.3	77.9
Other Fixed Maturities	$1,951.3	$1,743.1

Structured Securities	Book Value	Fair Value
AAA	$697.5	$603.4
AA	113.5	99.9
A	125.7	115.0
BBB	57.6	51.3
BB/B	10.1	8.7
CCC and Below	0.3	0.4
Unrated	60.4	53.7
Structured Securities	$1,065.1	$932.4

Total Fixed Maturities	Book Value	Fair Value
AAA	$1,130.5	$1,004.4
AA	268.7	241.8
A	656.1	592.5
BBB	641.5	565.6
BB/B	142.1	124.7
CCC and Below	25.8	14.9
Unrated	151.7	131.6
Total Fixed Maturities	$3,016.4	$2,675.5
Our portfolio includes alternative investments with a carrying value at December 31, 2022 and 2021 of $323.2 million and $387.2 million (8.8% and 7.3% of total invested assets) respectively. These assets may invest in both long and short equities, corporate debt securities, currencies, real estate, commodities and derivatives. We attempt to mitigate our risk by selecting managers with extensive experience, proven track records and robust controls and processes. We also mitigate our risk by diversifying through multiple managers and different types of assets and asset classes.
Commercial mortgage loans add portfolio diversification. These assets typically afford credit protections through covenants and deeper due diligence given information access. We also monitor debt service coverage ratios and loan-to-value ratios in our assessment of credit risk and exposure.

Equity Price Risk
We hold a diversified portfolio of equity securities with a fair value of $43.9 million and $56.3 million (1.2% and 1.1% of total invested assets) at December 31, 2022 and 2021, respectively. Our equity securities are exposed to equity price risk which is defined as the potential for loss in fair value due to a decline in equity prices. We believe our diversified portfolio of equity securities among various industries, market segments and company sizes mitigates our exposure to equity price risk as well as limited investments in equity securities.
Foreign Currency Risk
We have exposure to foreign currency risk in our insurance contracts, invested assets and to a lesser extent, a portion of our debt. We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance contracts that are payable in currencies other than the U.S. Dollar with cash and investments that are denominated in such currencies. We also use foreign exchange forward contracts to attempt to mitigate this risk. During 2022, we recognized $33.9 million of gross gains and $47.2 million of gross losses from foreign exchange contracts, for a net loss of $13.3 million. During 2021, we recognized $33.2 million of gross gains and $41.9 million of gross losses from foreign exchange contracts, for a net loss of $8.7 million. The net losses are recorded in the Net investment and other gains (losses) in the Consolidated Statements of Income (Loss). With the divestitures executed and announced in 2022, our exposure to foreign currency risk has decreased.
Item 8. Financial Statements and Supplementary Data
The Report of Independent Registered Public Accounting Firm, consolidated financial statements of Argo Group and supplementary financial statements called for by this Item 8 are included in this report beginning on page F-1 and are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
On June 1, 2022, the Company’s Board of Directors appointed KPMG LLP (“KPMG”) to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2022. The appointment of KPMG was also subject to the approval of the Company’s shareholders at the Company’s 2022 Annual General Meeting of Shareholders. On June 1, 2022 Ernst & Young LLP, (“EY”) tendered its resignation as the Company’s independent registered public accounting firm.
The selection of KPMG as the Company’s independent registered audit firm was recommended by the Company’s Audit Committee of the Board of Directors.
The audit reports of EY on the Company’s consolidated financial statements for the fiscal years ended December 31, 2021 and 2020 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principle.
During the fiscal years ended December 31, 2021 and 2020 and during the subsequent interim period through June 1, 2022:
(i)    there were no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) between the Company and EY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of EY, would have caused EY to make reference to the subject matter of the disagreements in EY’s reports for such fiscal years; and
(ii)    there was one “reportable event” within the meaning of Item 304(a)(1)(v) of Regulation S-K, whereby EY issued an adverse opinion on our internal control over financial reporting as of December 31, 2020 as a result of the material weakness in the Company’s internal control over financial reporting as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 relating to the timeliness and completeness of internal communication of certain relevant financial information within the Company as well as in controls that used such information.

Item 9A. Controls and Procedures
Argo Group, under the supervision and with the participation of its management, including the CEO and Chief Financial Officer, evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. In designing and evaluating these disclosure controls and procedures, Argo Group and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the CEO and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2022, at the reasonable assurance level to ensure that information required to be disclosed by Argo Group in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
As of December 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (2013 framework). As a result of the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2022, based on those criteria.
Change in Internal Control Over Financial Reporting
There were no changes in the internal control over financial reporting made during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We review our disclosure controls and procedures, including internal control over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of our business activities over time.
KPMG, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2022. The report, which expresses unqualified opinions on the effectiveness of our internal control over financial reporting as of December 31, 2022, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Argo Group International Holdings, Ltd.:
Opinion on Internal Control Over Financial Reporting
We have audited Argo Group International Holdings, Ltd. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes and financial statement schedules II, III, V and VI (collectively, the consolidated financial statements), and our report dated March 6, 2023 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ KPMG LLP
New York, New York
March 6, 2023

Item 9B. Other Information
Pursuant to a letter agreement between the Company and Thomas A. Bradley dated March 3, 2023 (the “Transaction Bonus Letter”), the Human Resources Committee of the Board granted to Mr. Bradley a cash bonus opportunity of $1,200,000 (the “Transaction Bonus”), subject to his continued services through the closing of the Merger and contingent upon the occurrence of the closing. The Transaction Bonus opportunity is in lieu of any annual incentive opportunity and, if earned, will be paid no later than the second payroll date following the Closing, subject to any applicable taxes.
The foregoing description of the Transaction Bonus Letter is subject to and qualified in its entirety by the terms and conditions of the Transaction Bonus Letter.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the information under the headings “Directors, Executive Officers and Corporate Governance” in our Form 10-K/A, which the Company expects to file with the Securities and Exchange Commission on or before May 1, 2023.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the information under the headings “Management—Compensation of Executive Officers and Directors” in our Form 10-K/A, which we expect to file with the Securities and Exchange Commission on or before May 1, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item is incorporated herein by reference to the information under the headings “Management—Security Ownership of Management and Others and Related Shareholder Matters” in our Form 10-K/A, which we expect to file with the Securities and Exchange Commission on or before May 1, 2023.
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
The following table sets forth information as of December 31, 2022 concerning our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding, Options, Warrants and Rights	Weighted-Average Per Share Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by shareholders:
Argo Group International Holdings, Ltd. 2019 Omnibus Incentive Plan	603,910	$43.80	1,156,093
Argo Group International Holdings, Ltd. Employee Share Purchase Plan	—	—	336,928
Equity compensation plans not approved by shareholders	—	—	—
Total	603,910	$43.80	1,493,021

As of December 31, 2022, 468,910 equity compensation awards issued consist of non-vested share awards, which do not have an exercise price. Stock settled share appreciation rights issued and outstanding totaled 135,000 shares with an exercise price of $43.80 per share.
Under the terms of the 2019 Plan, only awards that are to be settled in shares are included in the totals above. Additional information relating to our equity compensation plans is included in Note 14, “Share-based Compensation” in the Notes to Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item is incorporated herein by reference to the information under the headings “Certain Relationships and Related Transactions and Director Independence” in our Form 10-K/A, which we expect to file with the Securities and Exchange Commission on or before May 1, 2023.
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
Voce Voting and Support Agreement
As an inducement for Brookfield Reinsurance to enter into the Merger Agreement, on February 8, 2023, concurrently with the execution of the Merger Agreement, Brookfield Reinsurance and the Company entered into a voting and support agreement (the “Voting Agreement”) with Voce Capital Management LLC (“Voce”), one of the Company’s largest shareholders, which owned, as of February 8, 2023, approximately 9.47% of our issued and outstanding common shares, pursuant to which, among other things, (i) Voce has agreed to vote any Company shares owned by Voce on the record date of the Company Shareholders Meeting (as defined in the Merger Agreement) in favor of the approval of the Merger Agreement, the Merger and the statutory merger agreement and (ii) Voce and the Company each agreed to a mutual release of any claims against the other party effective at the effective time of the Merger.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to the information under the heading “Principal Accountant Fees and Services” in our Form 10-K/A, which we expect to file with the Securities and Exchange Commission on or before May 1, 2023.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)1. Financial Statements
Selected Financial Data
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 31, 2022 and 2021
Consolidated Statements of Income (Loss)
For the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
(a)2. Financial Statement Schedules
Schedule II—Condensed Financial Information of Registrant
December 31, 2022 and 2021
Schedule III—Supplemental Insurance Information
For the Years Ended December 31, 2022, 2021 and 2020
Schedule V—Valuation and Qualifying Accounts
For the Years Ended December 31, 2022, 2021 and 2020
Schedule VI—Supplemental Information for Property-Casualty Insurance Companies
For the Years Ended December 31, 2022, 2021 and 2020
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
2.1
Agreement and Plan of Merger, dated as of February 8, 2023, by and among Argo Group International Holdings, Ltd., Brookfield Reinsurance Ltd. and BNRE Bermuda Merger Sub Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2023).

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

Exhibit Number	Description

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

10.4
Amendment No. 2 to the Credit Agreement, dated July 15, 2022, by and among Argo Group International Holdings, Ltd., Argo Group U.S., Inc., Argo International Holdings Limited and Argo Underwriting Agency Limited, as Borrowers, and JPMorgan Chase Bank, N.A., individually and as Administrative Agent, and the other financial institutions signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Committee on July 21, 2022).

10.5
Amendment No. 3 to the Credit Agreement, dated December 20, 2022, by and among Argo Group International Holdings, Ltd., Argo Group U.S., Inc., Argo International Holdings Limited and Argo Underwriting Agency Limited, as Borrowers, and JPMorgan Chase Bank, N.A., individually and as Administrative Agent, and the other financial institutions signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2022).

10.6
Argo Group International Holdings, Ltd. Employee Share Purchase Plan, amended and restated effective as of May 3, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2016).*

10.7
Argo Group International Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Appendix I to the Company’s Proxy Statement for the 2014 Annual General Meeting of Shareholders filed with the Securities and Exchange Commission on March 7, 2014).*

10.8
Argo Group International Holdings, Ltd. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 25, 2019).*

10.9
Argo Group International Holdings, Ltd. Executive Severance Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2021).*

10.10	Form of Restricted Share Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014).*

10.11
Form of Non-Employee Director Restricted Stock Agreement (incorporated by reference to the Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2021).*

10.12
Form of Incentive Award Agreement (Restricted Stock Awards and Cash Awards) - 2019 Omnibus Incentive Plan (incorporated by reference to the Exhibit 10.13 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2021).*

10.13
Form of Employee Restricted Stock Award Agreement (incorporated by reference to the Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2022).*

10.14
Form of U.S. Named Executive Officer Retention Award Agreement (incorporated by reference to the Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2022).*

10.15
Argonaut Supplemental Executive Retirement Plan and subsequent amendments thereto dated each of September 2009, April 2010, and September 2010 (incorporated by reference to the Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2022).*

10.16
Argo Group International Holdings, Ltd. Executive Severance Plan, effective January 1, 2021, amended and restated April 26, 2022 (incorporated by reference to the Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2022).*

10.17
Executive Employment Agreement, effective as of February 18, 2020, by and between Argo Group International Holdings, Ltd. and Kevin J. Rehnberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2020)*

Exhibit Number	Description

10.18
Separation and Release Agreement by and between Kevin J. Rehnberg and Argo Group International Holdings, Ltd. dated June 23, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2022).*

10.19
Executive Employment Agreement, effective as of April 26, 2019, by and between Argo Group International Holdings, Ltd. and Jay S. Bullock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2019).*

10.20
Separation and Transition Agreement and General Release, dated as of March 23, 2021, by and between Argo Group International Holdings, Ltd. and Jay S. Bullock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2021).*

10.21
Employment Contract, dated as of August 1, 2017, by and between Argo Management Services Limited and Matthew Harris (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2021).*

10.22
Separation Agreement, dated as of August 9, 2021, by and between Argo Management Services Limited and Matthew Harris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2021).*

10.23
Service Agreement, dated as of February 5, 2021, by and between Argo Management Services Limited and Scott Kirk (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2021).*

10.24
Retention Letter and Extension of Service Agreement, dated May 5, 2022, by and between Scott Kirk and Argo Management Services Limited (incorporated by reference to the Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2022).*

10.25
Employment Contract, dated as of May 12, 2014, by and between Argo Group International Holdings, Ltd. and Axel Schmidt (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015).*

10.26
Termination and Settlement Agreement, dated as of July 8, 2020, by and between Argo Group International Holdings, Ltd. and Axel Schmidt (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2020).*

10.27
Separation Agreement and General Release, dated as of August 27, 2021, by and between Argonaut Management Services, Inc. and Timothy Carter (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2021).*

10.28
International Assignment, dated March 14, 2019, between Argonaut Management Services, Inc. and Andrew Borst (incorporated by reference to the Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2022).*

10.29
End of International Assignment, dated June 24, 2020, between Argonaut Management Services, Inc. and Andrew Borst (incorporated by reference to the Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2022).*

10.30
Offer Letter, dated May 15, 2020, between Argonaut Management Services, Inc. and Allison D. Kiene (incorporated by reference to the Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2022).*

10.31
Cooperation Agreement, dated as of December 31, 2019, by and among Argo Group International Holdings Ltd., Voce Catalyst Partners LP, Voce Capital Management LLC, Voce Capital LLC and Voce Catalyst Partners New York LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2020).

10.32
Amended and Restated Loss Portfolio Transfer Reinsurance Agreement by and between Argonaut Insurance Company and Cavello Bay Reinsurance Limited dated November 9, 2022 with an effective date of January 1, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2022).**

Exhibit Number	Description

10.33
Share Purchase Agreement for the sale and purchase of the entire issued share capital of Argo Underwriting Agency Limited dated September 8, 2022 by and between Argo International Holdings Limited as Seller and Ohio Farmers Insurance Company as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2022).**

10.34
Deed of Amendment, dated February 2, 2023, related to the Share Purchase Agreement for the sale and purchase of the entire issued share capital of Argo Underwriting Agency Limited dated September 8, 2022 by and between Argo International Holdings Limited as Seller and Ohio Farmers Insurance Company as Purchaser.

10.35
Voting and Support Agreement, dated as of February 8, 2023, by and between Brookfield Reinsurance Ltd., Argo Group International Holdings, Ltd. and Voce Capital Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2023).

10.36
Restricted Stock Award Agreement dated June 23, 2022, by and between Argo Group International Holdings, Ltd. and Thomas A. Bradley (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2022).*

10.37
Stock Appreciation Right Agreement dated June 23, 2022, by and between Argo Group International Holdings, Ltd. and Thomas A. Bradley (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2022).*

10.38	Offer Letter, dated August 22, 2018, between Argonaut Management Services, Inc. and Susan Comparato.*

10.39	Offer Letter, dated August 2, 2022, between Argonaut Management Services, Inc. and Jessica Snyder.*

10.40	Transaction Bonus Letter, dated March 3, 2023, by and between Argo Group International Holdings, Ltd. and Thomas A. Bradley.

Exhibit Number	Description

16
Letter of Ernst & Young LLP, dated June 6, 2022 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2022).

21	Subsidiaries of Registrant

22	Guaranteed Securities

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP.

23.2	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

31.1	Rule 13a—14(a)/15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a—14(a)/15d – 14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Denotes a management contract or compensatory plan or arrangement.

**	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

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
Date: March 6, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas A. Bradley	Chief Executive Officer and Director (principal executive officer)	March 6, 2023
Thomas A. Bradley

/s/ Scott Kirk	Chief Financial Officer (principal financial and accounting officer)	March 6, 2023
Scott Kirk

/s/ Bernard C. Bailey	Director	March 6, 2023
Bernard C. Bailey

/s/ Dymphna A. Lehane	Director	March 6, 2023
Dymphna A. Lehane

/s/ Samuel G. Liss	Director	March 6, 2023
Samuel G. Liss

/s/ Carol A. McFate	Director	March 6, 2023
Carol A. McFate

/s/ Al-Noor Ramji	Director	March 6, 2023
Al-Noor Ramji

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Argo Group International Holdings, Ltd.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Argo Group International Holdings, Ltd. and subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes and financial statement schedules II, III, V and VI (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risk of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Estimate of reserves for losses and loss adjustment expenses
As discussed in Note 1 and 7 to the consolidated financial statements, the Company establishes reserves for the estimated total unpaid costs of losses and loss adjustment expenses, for the claims that have been reported as well as claims that have been incurred but not reported. Reserves for losses and loss adjustment expenses are estimated based on the application of actuarial techniques considering variables such as past loss experience, current claims trends and prevailing social, economic and legal environments. The liability for reserves for losses and loss adjustment expenses as of December 31, 2022 was $5,051.6 million.
We identified the assessment of the Company’s estimate of reserves for losses and loss adjustment expenses as a critical audit matter. Complex auditor judgment and the involvement of actuarial professionals with specialized skills and knowledge were required to assess the methodologies and assumptions used to estimate reserves for losses and loss adjustment expenses. Specifically, significant assumptions used by the Company to estimate reserves for losses and loss adjustment expenses involved significant measurement uncertainty, and included expected loss ratios, loss development factors, settlement patterns, and the weighting of actuarial methodologies.

The following are the primary procedures we performed to address this critical audit matter. With the assistance of actuarial professionals with specialized skills and knowledge, we evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process for estimating reserves for losses and loss adjustment expenses, including controls related to the selection of methodologies and assumptions. We also involved actuarial professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s actuarial methodologies by comparing them to methods consistent with actuarial standards of practice
•developing an independent estimate of reserves for losses and loss adjustment expenses for certain of the larger, more complex lines of business using methods consistent with actuarial standards of practice
•developing a range of reserves for losses and loss adjustment expenses for certain of the larger, more complex lines of business and comparing it to the Company’s recorded reserves and assessing the Company’s position of those carried reserves within the independently developed range
•evaluating the Company’s estimate of reserves for losses and loss adjustment expenses for certain other lines of business by evaluating the Company actuaries’ process and assumptions.
/s/ KPMG LLP
We have served as the Company’s auditor since 2022.
New York, New York
March 6, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Argo Group International Holdings, Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Argo Group International Holdings, Ltd. (the Company) as of December 31, 2021, the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We began serving as the Company’s auditor in 2002. In 2022, we became the predecessor auditor.
San Antonio, Texas
March 16, 2022

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares and per share amounts)

	As of
	December 31, 2022	December 31, 2021
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost: 2022 - $3,016.4, 2021 - $4,203.2; allowance for expected credit losses: 2022 - $2.8, 2021 - $2.5)	$2,675.5	$4,223.3
Commercial mortgage loans (cost: 2022 - $159.9; allowance for expected credit losses: 2022 - $0.2)	159.7	—
Equity securities, at fair value (cost: 2022 - $54.7; 2021 - $70.3)	43.9	56.3
Other investments (cost: 2022 - $323.2; 2021 - $387.0)	323.2	387.2
Short-term investments, at fair value (cost: 2022 - $449.4; 2021 - $655.4)	449.6	655.8
Total investments	3,651.9	5,322.6
Cash	50.2	146.1
Accrued investment income	18.6	20.9
Premiums receivable	292.0	648.6
Reinsurance recoverables	3,029.1	2,966.4
Goodwill	118.6	147.3
Intangible assets, net of accumulated amortization	—	17.3
Current income taxes receivable, net	44.9	7.3
Deferred tax asset, net	101.2	73.6
Deferred acquisition costs, net	107.0	168.0
Ceded unearned premiums	375.5	506.7
Operating lease right-of-use assets	57.7	81.4
Other assets	121.5	211.6
Assets held-for-sale	2,066.2	—
Total assets	$10,034.4	$10,317.8
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$5,051.6	$5,595.0
Unearned premiums	1,039.9	1,466.8
Accrued underwriting expenses and other liabilities	121.3	166.6
Ceded reinsurance payable, net	158.7	724.4
Funds held	50.0	76.6
Senior unsecured fixed rate notes	140.5	140.3
Other indebtedness	—	57.0
Junior subordinated debentures	258.6	258.2
Operating lease liabilities	66.4	97.7
Liabilities held-for-sale	1,914.5	—
Total liabilities	8,801.5	8,582.6
Commitments and contingencies (Note 18)
Shareholders' equity:
Preferred shares and additional paid-in capital - $1.00 par, 30,000,000 shares authorized; 6,000 and 6,000 shares issued at December 31, 2022 and December 31, 2021, respectively; liquidation preference $25,000	144.0	144.0
Common shares - $1.00 par, 500,000,000 shares authorized; 46,379,297 and 46,192,867 shares issued at December 31, 2022 and December 31, 2021, respectively	46.4	46.2
Additional paid-in capital	1,395.4	1,386.4
Treasury shares (11,318,339 and 11,315,889 shares at December 31, 2022 and December 31, 2021, respectively)	(455.1)	(455.1)
Retained earnings	407.3	636.4
Accumulated other comprehensive loss, net of taxes	(305.1)	(22.7)
Total shareholders' equity	1,232.9	1,735.2
Total liabilities and shareholders' equity	$10,034.4	$10,317.8
See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except number of shares and per share amounts)

	For the Years Ended December 31,
	2022	2021	2020

Premiums and other revenue:
Earned premiums	$1,740.4	$1,910.1	$1,780.5
Net investment income	129.8	187.6	112.7
Net investment and other gains (losses):
Net realized investment and other gains (losses)	(115.9)	72.4	26.0
Change in fair value recognized	3.1	(40.4)	10.3
Change in allowance for credit losses on fixed maturity securities	(2.5)	0.6	(39.9)
Total net investment and other gains (losses)	(115.3)	32.6	(3.6)
Total revenue	1,754.9	2,130.3	1,889.6
Expenses:
Losses and loss adjustment expenses	1,166.9	1,314.6	1,208.8
Underwriting, acquisition and insurance expenses	670.7	702.3	667.7
Non-operating expenses	51.5	43.7	21.1
Interest expense	26.8	21.6	26.9
Fee and other (income) expense, net	(1.3)	(2.0)	(3.9)
Foreign currency exchange (gains) losses	(5.0)	1.6	15.4
Impairment of goodwill and intangible assets	28.5	43.2	—
Total expenses	1,938.1	2,125.0	1,936.0
Income (loss) before income taxes	(183.2)	5.3	(46.4)
Income tax provision (benefit)	(8.0)	(1.4)	7.7
Net income (loss)	$(175.2)	$6.7	$(54.1)
Dividends on preferred shares	10.5	10.5	4.6
Net income (loss) attributable to common shareholders	$(185.7)	$(3.8)	$(58.7)

Net income (loss) attributable to common shareholders per common share:
Basic	$(5.31)	$(0.11)	$(1.70)
Diluted	$(5.31)	$(0.11)	$(1.70)
Dividend declared per common share	$1.24	$1.24	$1.24
Weighted average common shares:
Basic	34,980,608	34,816,160	34,614,813
Diluted	34,980,608	34,816,160	34,614,813

	For the Years Ended December 31,
	2022	2021	2020

Net realized investment gains (losses) before other-than-temporary impairment losses	$(79.2)	$32.6	$(3.6)
Other-than-temporary impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturities	(36.1)	—	—
Investment impairment losses recognized in earnings	(36.1)	—	—
Net realized investment (losses) gains	$(115.3)	$32.6	$(3.6)
 See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	For the Years Ended December 31,
	2022	2021	2020
Net income (loss)	$(175.2)	$6.7	$(54.1)
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	(0.7)	2.6	(15.3)
Reclassification adjustment for foreign currency translation included in net income	31.8	—	—
Defined benefit pension plans:
Net gain (loss) arising during the year	(0.9)	1.9	(0.6)
Unrealized losses on fixed maturity securities:
(Losses) gains arising during the year	(428.1)	(94.7)	95.2
Reclassification adjustment for losses (gains) included in net income	43.6	(12.2)	(12.8)
Other comprehensive (loss) income before tax	(354.3)	(102.4)	66.5

Income tax (benefit) provision related to other comprehensive income (loss):
Defined benefit pension plans:
Net gain (loss) arising during the year	(0.2)	0.4	(0.1)
Unrealized gains (losses) on fixed maturity securities:
(Losses) gains arising during the year	(80.9)	(17.3)	16.5
Reclassification adjustment for losses (gains) included in net income (loss)	9.2	(4.2)	—
Income tax (benefit) provision related to other comprehensive income (loss)	(71.9)	(21.1)	16.4
Other comprehensive (loss) income, net of tax	(282.4)	(81.3)	50.1
Comprehensive (loss) income	$(457.6)	$(74.6)	$(4.0)

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except number of shares and per share amounts)

	Preferred Shares and Additional Paid-in Capital	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
Balance, January 1, 2020	$—	$45.7	$1,376.6	$(455.1)	$793.7	$2.8	$1,763.7
Net loss	—	—	—	—	(54.1)	—	(54.1)
Preferred shares issued	144.0	—	—	—	—	—	144.0
Other comprehensive income - change in fair value of fixed maturities, net of taxes	—	—	—	—	—	65.9	65.9
Other comprehensive loss, net of tax	—	—	—	—	—	(15.8)	(15.8)
Activity under stock incentive plans	—	0.4	7.7	—	—	—	8.1
Retirement of common shares (tax payments on equity compensation)	—	(0.1)	(6.6)	—	—	—	(6.7)
Employee stock purchase plan	—	—	2.5	—	—	—	2.5
Dividends on preferred shares	—	—	—	—	(4.6)	—	(4.6)
Cash dividend declared - common shares ($1.24/share)	—	—	—	—	(43.0)	—	(43.0)
Cumulative effect of adoption of ASU 2016-01, net of taxes	—	—	—	—	(7.9)	5.7	(2.2)
Balance, December 31, 2020	144.0	46.0	1,380.2	(455.1)	684.1	58.6	1,857.8
Net income	—	—	—	—	6.7	—	6.7
Other comprehensive loss - change in fair value of fixed maturities, net of taxes	—	—	—	—	—	(85.4)	(85.4)
Other comprehensive income, net of tax	—	—	—	—	—	4.1	4.1
Activity under stock incentive plans	—	0.2	6.9	—	—	—	7.1
Retirement of common shares (tax payments on equity compensation)	—	(0.1)	(2.7)	—	—	—	(2.8)
Employee stock purchase plan	—	0.1	2.0	—	—	—	2.1
Dividends on preferred shares	—	—	—	—	(10.5)	—	(10.5)
Cash dividend declared - common shares ($1.24/share)	—	—	—	—	(43.9)	—	(43.9)
Balance, December 31, 2021	144.0	46.2	1,386.4	(455.1)	636.4	(22.7)	1,735.2
Net loss	—	—	—	—	(175.2)	—	(175.2)
Other comprehensive loss - change in fair value of fixed maturities, net of taxes	—	—	—	—	—	(312.8)	(312.8)
Other comprehensive income, net - other	—	—	—	—	—	30.4	30.4
Activity under stock incentive plans	—	0.2	9.4	—	—	—	9.6
Retirement of common shares (tax payments on equity compensation)	—	(0.1)	(2.1)	—	—	—	(2.2)
Employee stock purchase plan	—	0.1	1.7	—	—	—	1.8
Dividends on preferred shares	—	—	—	—	(10.5)	—	(10.5)
Cash dividend declared - common shares ($1.24/share)	—	—	—	—	(43.4)	—	(43.4)
Balance, December 31, 2022	$144.0	$46.4	$1,395.4	$(455.1)	$407.3	$(305.1)	$1,232.9
See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2022	2021	2020
Cash flows provided by (used in) operating activities:
Net income (loss)	$(175.2)	$6.7	$(54.1)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization and depreciation	18.5	43.4	33.2
Share-based payments expense	9.6	8.0	8.7
Deferred income tax benefit, net	15.4	(38.6)	(21.6)
Net investment and other (gains) losses	115.3	(32.6)	3.6
Undistributed earnings from alternative investment portfolio	(17.7)	(95.5)	(8.6)
Loss on disposals of long-lived assets, net	0.6	23.3	5.5
Impairment of goodwill and intangibles	28.5	43.2	—
Change in:
Accrued investment income	0.2	0.8	3.9
Receivables	(193.6)	47.4	84.8
Deferred acquisition costs	(12.6)	0.8	(4.6)
Ceded unearned premiums	88.4	65.7	(33.2)
Reserves for losses and loss adjustment expenses	446.2	210.8	280.2
Unearned premiums	(74.7)	7.2	63.7
Ceded reinsurance payable and funds held	(162.9)	(207.3)	(238.2)
Income taxes	(47.5)	(4.5)	(17.5)
Accrued underwriting expenses and other liabilities	14.7	3.0	(43.7)
Other, net	—	17.9	9.8
Cash provided by operating activities	53.2	99.7	71.9
Cash flows provided by (used in) investing activities:
Sales of fixed maturity investments	818.5	992.9	1,080.0
Maturities and mandatory calls of fixed maturity investments	380.1	717.7	569.8
Sales of equity securities	17.8	125.8	25.4
Sales of other investments	58.1	212.3	103.9
Purchases of fixed maturity investments	(1,093.6)	(1,932.9)	(2,038.1)
Purchases of equity securities	(1.0)	(5.3)	(78.9)
Purchases of other investments	(52.8)	(47.4)	(35.5)
Change in foreign regulatory deposits and voluntary pools	(6.7)	(27.1)	(5.4)
Purchase of mortgage loans	(159.9)	—	—
Change in short-term investments	26.1	(116.4)	285.4
Settlements of foreign currency exchange forward contracts	(22.0)	(1.2)	9.4
Proceeds from business divestitures, net of cash transferred	14.9	—	28.3
Proceeds from sale of Trident assets	—	—	38.0
Purchases of fixed assets, net	(6.1)	18.0	(20.2)
Other, net	—	7.7	13.6
Cash used in investing activities	(26.6)	(55.9)	(24.3)
Cash flows provided by (used in) financing activities:
Payment of long-term debt	—	—	(125.0)
Issuance of preferred shares, net of issuance costs	—	—	144.0
Activity under stock incentive plans	1.8	1.3	1.8
Payment of cash dividends to preferred shareholders	(10.5)	(10.5)	(4.6)
Payment of cash dividends to common shareholders	(43.4)	(43.7)	(43.0)
Cash used in financing activities	(52.1)	(52.9)	(26.8)
Effect of exchange rate changes on cash	0.4	6.4	(9.8)
Net change in cash and restricted cash including balances classified as held-for-sale	(25.1)	(2.7)	11.0
Net change in cash balances classified as held-for-sale (1)	(70.8)	—	—
Cash and restricted cash, beginning of year	146.1	148.8	137.8
Cash and restricted cash, end of period	$50.2	$146.1	$148.8
(1) See Note 2 for details of the assets and liabilities classified as “held-for-sale” as of December 31, 2022.
See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Business and Significant Accounting Policies
Business
Argo Group International Holdings, Ltd. (“Argo Group,” “we” or the “Company”) is an underwriter of specialty insurance products in the property and casualty market. Argo Group U.S., Inc. (“Argo Group U.S.”) is a subsidiary of Argo Financial Holding (Ireland) UC (“Argo Ireland”). Argo Underwriting Agency Limited (“Syndicate 1200” or “AUA”) is a subsidiary of Argo International Holdings, Ltd., Argo Re Ltd. (“Argo Re”), a Bermuda based company, is the parent of both Argo Ireland and Argo International Holdings, Ltd. Argo Re is directly owned by Argo Group.
During 2022, we completed the sale of our Brazilian and Malta operations. On February 2, 2023, we completed the sale of AUA to Ohio Farmers Insurance Company (the “Buyer”), part of the Westfield group of insurance companies. See Note 2, “Recent Acquisitions, Disposals & Other Transactions” for further information.
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
International Operations is comprised of the Lloyd’s Syndicate platform (Syndicate 1200), Argo Insurance Bermuda, and Italy. Syndicate 1200 insurance products are underwritten by Argo Underwriting Agency Limited based in London, under the Lloyd’s of London (“Lloyd’s”) global franchise, and predominantly underwrite U.S. based risk. The additional International Operations business include Italy. This business provides a broad range of commercial property, casualty, professional liability and specialty coverages.
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
The consolidated financial statements include the accounts and operations of Argo Group and its subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to financial information presented for prior years to conform to the current year’s presentation. Amounts related to trade capital providers, who are third-party capital participants that provide underwriting capital to Syndicate 1200 are included in the balance sheet as held-for-sale at

December 31, 2022. Trade capital providers participate on a quota share basis, assuming 100% of their contractual participation in the underwriting syndicate results and with such results settled on a year of account basis.
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
Risks and Uncertainties Related to COVID-19
Certain risks and uncertainties are inherent to our day-to-day operations. Adverse changes in the economy could lower demand for our insurance products or negatively impact our investment results, both of which could have an adverse effect on the revenue and profitability of our operations. The global COVID-19 pandemic has resulted in and may continue to result in significant disruptions in economic activity and financial markets. The cumulative effects of COVID-19 on the Company, and the effect of any other public health outbreak, cannot be predicted at this time, but could reduce demand for our insurance policies, result in increased level of losses, settlement expenses or other operating costs, reduce the market value of invested assets held by the Company or negatively impact the fair value of our goodwill. Capital resources were adversely impacted during 2022 by rising interest rates and decreasing fixed income portfolio values which may be connected to the changes in supply and demand created during the COVID-19 pandemic. Our liquidity was not materially impacted by COVID-19 and related economic conditions during the year ended December 31, 2022.
Cash
Cash consists of cash deposited in operating accounts with commercial banks. Interest-bearing cash accounts are classified as short term investments.
Investments
Investments in fixed maturities at December 31, 2022 and 2021 include bonds and structured securities. Equity securities include common stocks, preferred stocks and mutual funds. Other investments consist of foreign regulatory deposits, hedge funds, private equity funds, private equity direct investments, and voluntary pools. Short-term investments consist of money market funds, certificates of deposit, bonds, sovereign debt and interest-bearing cash accounts. Investments maturing in less than one year are classified as short-term investments in our consolidated financial statements as they are part of our investing activities.
The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts. This amortization or accretion is included in Net investment income in our Consolidated Statements of Income (Loss).
For the structured securities portion of the fixed maturity securities portfolio, we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. Premium or discount is amortized into income using the retrospective method.
Our investments in fixed maturities are considered available-for-sale and are carried at fair value. As available-for-sale investments, changes in the fair value of fixed maturities are not recognized in income during the period, but rather are recognized as a separate component of shareholders’ equity until realized. Fair value of these investments is estimated using prices obtained from third-party pricing services, where available. For securities where we were unable to obtain fair values from a pricing service or broker, fair values were estimated using information obtained from investment advisors. We performed several processes to ascertain the reasonableness of these investment values by (1) obtaining and reviewing internal control reports for our service providers that obtain fair values from third-party pricing services, (2) obtaining and reviewing evaluated pricing methodology documentation from third-party pricing services and (3) comparing the security pricing received from a secondary third-party pricing service versus the prices used in the consolidated financial statements and obtaining additional information for variances that exceeded a defined threshold. As of December 31, 2022, investments reported at fair value for which we did not receive a fair value from a pricing service or broker accounted for less than 2% of our investment portfolio. The actual value at which such securities could be sold or settled with willing buyer or seller may differ from such estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller. The cost of securities sold is based on the specific identification method.
Commercial mortgage loans are carried at unpaid principal balances less allowance for credit losses, plus or minus adjustments for the accretion or amortization of discount or premium. Interest income on such loans is accrued as earned.
Our investments in equity securities are reported at fair value, changes in the fair value of equity securities are included in Net realized investment (gains) losses in our Consolidated Statements of Income (Loss).
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
We regularly review our investments to identify and evaluate those that may be credit impaired. For fixed maturity securities, the evaluation for credit losses is generally based on the present value of expected cash flows of the security as compared to the amortized book value, the financial condition, near-term and long-term prospects for the issuer, including industry conditions, implications of rating agency actions, the likelihood of principal and interest recoverability and whether it is more likely than not we will be required to sell the investment prior to the anticipated recovery in value.
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
At December 31, 2022, amounts relating to Syndicate 1200 trade capital providers were reclassified to Assets held-for-sale on our Consolidated Balance Sheets. At December 31, 2021, all investment balances include amounts relating to trade capital providers. The results of operations and other comprehensive income exclude amounts relating to trade capital providers. Trade capital providers’ participation in the syndicate results are included in reinsurance recoverable for ceded losses and reinsurance payable for ceded premiums.
Receivables
Premiums receivable, representing amounts due from insureds, are presented net of an allowance for uncollectible premiums, including expected lifetime credit losses, both dispute and credit related. At December 31, 2021, premiums receivable include amounts relating to the trade capital providers’ quota share, which at December 31, 2022 were reclassified to Assets held-for-sale in our Consolidated Balance Sheets. The allowance is based upon our ongoing review of amounts outstanding, historical loss data, including delinquencies and write-offs, current and forecasted economic conditions and other relevant factors. Credit risk is partially mitigated by our ability to cancel the policy if the policyholder does not pay the premium.

Reinsurance recoverables represent amounts of paid losses and loss adjustment expenses, case reserves and incurred but not reported (“IBNR”) amounts ceded to reinsurers under reinsurance treaties. At December 31, 2021, reinsurance recoverables also reflect amounts that are due from trade capital providers, which at December 31, 2022 were reclassified to Assets held-for-sale in our Consolidated Balance Sheets. Amounts recoverable from reinsurers are estimated in a manner consistent with the associated claim liability. We report our reinsurance recoverables net of an allowance for estimated uncollectible reinsurance, including expected credit losses. The allowance is based upon our ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, disputes, applicable coverage defenses and other relevant factors. We use the rating-based method to estimate the uncollectible reinsurance reserves due to credit losses. Under this method, reinsurance credit risk is estimated by considering the reinsurers probability of default. Reinsurance recoverables are forecasted out of the assumed billing periods and a liquidation factor is applied based on the rating of the reinsurer and adjusted as needed based on our historical experience with the reinsurers. Additionally, reinsurance recoverable balances are evaluated to identify any dispute risk and when required, an additional reserve is recorded. Amounts deemed to be uncollectible, including amounts due from known insolvent reinsurers, are written off against the allowance. Changes in the allowance, as well as any subsequent collections of amounts previously written off, are reported as part of underwriting expense. We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies.
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
The 2022 net amortization of policy acquisition costs will not equal the change in our Consolidated Balance Sheets as Syndicate 1200 deferred acquisition costs were reclassified to Assets held-for-sale on our Consolidated Balance Sheets at December 31, 2022. The 2021 net amortization of policy acquisition costs will not equal the change in our Consolidated Balance Sheets as the trade capital providers’ share is not reflected in our Consolidated Statements of Income (Loss) and differences arise from foreign currency exchange rates applied to deferred acquisition costs which are treated as a nonmonetary asset.
Goodwill and Intangible Assets
Goodwill and intangible assets are allocated to reporting units in which the results of operations for the acquired company are reported (see Note 19, “Segment Information” for further discussion). Intangible assets with a finite life are amortized over the estimated useful life of the asset. Goodwill and intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable.
We perform our annual goodwill and intangible asset impairment test on the first day of the fourth quarter of each year, October 1, of each year. In conjunction with our annual test, the estimated fair value of each reporting unit exceeded its carrying value for the year ended December 31, 2022, except for our Syndicate 1200 reporting unit. As a result of the announced sale of Argo Underwriting Agency Limited and its Lloyd’s Syndicate 1200, an estimated fair value was established for Syndicate 1200 that was below its carrying value. As such, we recorded a $28.5 million impairment charge in the third quarter, consisting of $17.3 million of indefinite lived intangible assets and $11.2 million of goodwill so that carrying value equals fair value. See Note 2, “Recent Acquisitions, Disposals & Other Transactions” for further discussion of the announced sale of Argo Underwriting Agency Limited and its Lloyd’s Syndicate 1200.

For the year ended December 31, 2021, the carrying value of the Syndicate 1200 reporting unit exceeded the fair value by $43.2 million. Goodwill assigned to this reporting unit totaled $28.7 million (pre-tax) and indefinite-lived intangible assets totaled $60.5 million (pre-tax). In accordance with ASC Topic 350-10, “Impairment and Disposal of Long-Lived Assets”, we applied the impairment against the indefinite-lived intangible asset, resulting in a carrying value of $17.3 million. Our Syndicate 1200 reporting unit in past years has been adversely impacted by catastrophe and other losses. As a result, we have exited a number of business lines, focusing on profitability. Due to the change in our business plan, we performed a stress test on our fair value testing, focusing on low to negative growth. The result of this stress testing resulted in the indication that the carrying value of the reporting unit exceeded its fair value, resulting in the impairment.
The following table presents our intangible assets and accumulated amortization at December 31:

	December 31,
	2022		2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Lloyd's capacity	$—	n/a	$17.3	n/a
Distribution network	45.5	45.5	45.5	45.5
Other	6.2	6.2	6.2	6.2
	$51.7	$51.7	$69.0	$51.7
As of December 31, 2020, all of our finite-lived intangible assets had been fully amortized and we had no amortization expense for the years ended December 31, 2022 and 2021. During the year ended December 31, 2020, amortization expense was $1.1 million, and is included in Underwriting, acquisition and insurance expenses in our Consolidated Statements of Income (Loss). The entirety of the amortization expense recorded in the year 2020 relates to Ariel Re and was calculated pro-rata before the sale.
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
Property and Equipment
Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and carried at cost less accumulated depreciation and are reported in Other assets in our Consolidated Balance Sheets. Depreciation is calculated using a straight-line method over the estimated useful lives of the assets, generally three to thirty-nine years. The accumulated depreciation for property and equipment was $144.7 million and $158.8 million at December 31, 2022 and 2021, respectively. The net book value of our property and equipment at December 31, 2022 and 2021 was $43.6 million and $67.5 million, respectively. The depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $22.3 million, $23.9 million and $24.1 million, respectively.
Derivative Instruments
We enter into short-term, currency spot and forward contracts to manage operational currency exposure from our non-USD insurance operations. The forward contracts are typically thirty to ninety days and are renewed as management deems necessary to accomplish the objectives of the contracts. These foreign currency forward contracts are carried at fair value in Other assets on our Consolidated Balance Sheets at December 31, 2022 and 2021, respectively. The realized and unrealized gains and losses are included in Net realized investment (gains) losses in our Consolidated Statements of Income (Loss). The forwards contracts are not designated as hedges for accounting purposes.

Assets held-for-sale
Assets held-for-sale consists of assets associated with pending business dispositions. The Company classifies a business as held-for-sale when the Company has entered into an agreement to sell the business and certain other specified criteria are met. The business classified as held-for-sale is recorded at the lower of carrying value or estimated fair value, less costs to sell. If the carrying value of the business exceeds its estimated fair value, less costs to sell, a loss is recognized when the criteria for the held-for-sale classification as described above are met. If the estimated fair value, less costs to sell, exceeds the carrying value of the business, the gain is recorded when the sale is completed. See Note 2, “Recent Acquisitions, Disposals & Other Transactions” for further discussion.
Reserves for Losses and Loss Adjustment Expenses
Liabilities for unpaid losses and loss adjustment expenses include the accumulation of individual case estimates for claims reported as well as estimates of IBNR claims and estimates of claim settlement expenses. Reserves for loss and loss adjustment expenses represents management's best estimate of the ultimate liability to settle these claims as of the balance sheet date. The effects of changes in this estimate are included in results of operations in the period in which the estimates are changed. Reinsurance recoverables on unpaid claims and claim expenses represent estimates of the portion of such liabilities that will be recoverable from reinsurers. Amounts recoverable from reinsurers are recognized as assets at the same time and in a manner consistent with the unpaid claims liabilities associated with the reinsurance policy.
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
On November 9, 2022, the Company closed on the U.S. LPT with Enstar covering a majority of the Company’s U.S. casualty insurance reserves, including construction, for accident years 2011 to 2019. See Note 2, “Recent Acquisitions, Disposals & Other Transactions” for additional information.
Earned Premiums
Premium revenue is generally recognized ratably over the policy period. Premiums that have yet to be earned are reported as Unearned premiums in our consolidated balance sheets.
At December 31, 2022, trade capital providers balances were reclassified to Assets held-for-sale. At December 31, 2021, ceded unearned premium balances include cessions to reinsurers including trade capital providers, while the earned premium recognized in our Consolidated Statements of Income (Loss) excludes amounts relating to trade capital providers. The trade capital providers’ quota share amount is included in Ceded reinsurance payable, net.
Assumed reinstatement premiums that reinstate coverage are written and earned at the time the associated loss event occurs. The original premium is earned over the remaining exposure period of the contract. Reinstatement premiums are estimated based upon contract terms for reported losses and estimated for incurred but not reported losses.

Retrospectively Rated Policies
We have written a number of workers compensation, property and other liability policies that are retrospectively rated. Under this type of policy, the policyholder or coverholder may be entitled, subsequent to coverage expiration, to a refund or may owe additional premiums based on the amount of losses incurred under the policy. The retrospective premium adjustments on certain policies are limited to a minimum or maximum premium adjustment, which is calculated as a percentage of the standard amount of premium charged during the life of the policy. Accrued retrospectively rated premiums have been determined based on estimated ultimate loss experience of the individual policyholder accounts. The estimated liability for return of premiums under retrospectively rated policies is included in Unearned premiums in our Consolidated Balance Sheets and was $0.2 million and $4.7 million at December 31, 2022 and 2021, respectively. The estimated amount included in premiums receivables for additional premiums due under retrospectively rated policies was $0.2 million and $0.1 million at December 31, 2022 and 2021, respectively.
Liabilities held-for-sale
Liabilities held-for-sale consists of liabilities associated with pending business dispositions. See Assets held-for-sale above for further description of the held-for-sale classification.
Non-Operating Expenses
Non-operating expenses represent costs not associated with our ongoing insurance or other operations, including severance expenses, certain legal costs, merger and acquisition and other transaction-related expenses, and certain non-recurring expenses. As such, non-operating expenses have been excluded from the calculation of our expense ratio. These non-recurring costs are included in the line item Non-operating expenses in the Company’s Consolidated Statements of Income (Loss).
Share-Based Payments
Compensation expense for share-based payments is recognized based on the measurement-date fair value for awards that will settle in shares. The fair value of our performance share and restricted share awards is based on the grant date closing market price. The fair value for our stock settled share appreciation rights is calculated using the Black-Sholes valuation model. Compensation expense for awards that are settled in equity are recognized on a straight line pro rata basis over the vesting period, adjusted for expected forfeitures. See Note 14, “Share-based Compensation” for related disclosures.
Foreign Currency Exchange Gain (Loss)
The reporting currency of the Company is the U.S. dollar (“USD”). USD is the functional currency of all but one of our remaining foreign operations. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities that are denominated in local currencies are remeasured at the exchange rates in effect at the balance sheet date. The resulting gains and losses from changes in the foreign exchange rates are reflected in net income. Non-monetary assets and liabilities are not remeasured. In the case of our non-USD denominated available-for-sale investments, the change in exchange rates between the local currency and USD at each balance sheet date represents an unrealized appreciation or depreciation in value of these securities and is included as a component of Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. Revenues and expenses denominated in foreign currencies are translated at the prevailing exchange rate during the period with the resulting foreign exchange gains and losses included in net income for the period.
Translation gains and losses related to our operations denominated in local currencies are recorded as a component of shareholders’ equity in our Consolidated Balance Sheets. At December 31, 2022 and 2021, the foreign currency translation adjustments were a loss of $4.2 million and $35.3 million, respectively. The change in the foreign currency translation adjustments was primarily driven by disposal of the Company’s Brazil and Malta operations. See Note 2, “Recent Acquisitions, Disposals & Other Transactions” for further discussion.
Income Taxes
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income or loss in the period in which the change is enacted.

We recognize interest expense and penalties related to the unrecognized tax benefits in Interest expense and Underwriting, acquisition and insurance expenses, respectively, in our Consolidated Statements of Income (Loss).
We recognize valuation allowance in Income tax provision (benefit) in our Consolidated Statements of Income (Loss).
Supplemental Cash Flow Information
Interest paid and income taxes paid (recovered) were as follows:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Senior unsecured fixed rate notes	$9.3	$9.3	$9.3
Junior subordinated debentures	13.5	10.0	11.9
Other indebtedness	1.3	2.5	5.2
Total interest paid	$24.1	$21.8	$26.4

Income taxes paid	26.2	43.0	47.7
Income taxes recovered	(2.1)	(2.6)	(1.8)
Income taxes paid, net	$24.1	$40.4	$45.9
Recently Adopted Accounting Pronouncements
The Company evaluated recently issued accounting pronouncements and determined none are material to our results of operations or financial position reported herein.
2.    Recent Acquisitions, Disposals & Other Transactions
Business Dispositions
Sale of Argo Underwriting Agency Limited
On September 8, 2022, Argo International Holdings Limited (the “Seller”), a wholly-owned subsidiary of the Company, and the Buyer entered into a sale and purchase agreement (the “Transaction”) under which the Seller agreed to sell, and the Buyer agreed to purchase, the entire issued share capital of AUA, for which the financial results are reported in our International segment. This transaction simplifies the reporting structure and drives greater efficiencies.
The base cash consideration for the purchase is $125.0 million, which will be adjusted to reflect the extent by which AUA’s net assets as at completion are greater or lesser than AUA net assets as of March 31, 2022. In the third quarter of 2022, as a result of the sale, an impairment was recorded in the amount of $28.5 million, consisting of $17.3 million of indefinite lived intangible assets and $11.2 million of goodwill, representing the difference between the carrying value and implied fair value as determined by the consideration to be received. In addition, the Buyer will be obliged to replace certain funds provided by the Company to support the activities of AUA and certain of its subsidiaries at Lloyd’s of London, which would then be released to the Company.
On February 2, 2023, the Seller completed the sale of the entire issued share capital of AUA. At the closing, the Company received total consideration of $155.6 million, which included cash proceeds of $125.0 million as base consideration and an additional $30.6 million which was placed in escrow by the Buyer related to certain reinsurance-related recoverables. The funds in escrow may be released to the Seller over a period of two years following the closing. At the end of the two-year escrow period, any remaining balance of the $30.6 million escrow will be returned to the Buyer. The base consideration is subject to adjustment pending a final closing balance sheet.
As of December 31, 2022, the Company reported the assets and liabilities of this block of business as held-for-sale on Consolidated Balance Sheets with results continuing to be reported within the Consolidated Statements of Income (Loss) and the International Operations segment. The Company has determined that the Transaction does not represent a strategic shift, and therefore, does not meet the requirements for discontinued operations.

The table below reflects the carrying amounts of assets and liabilities held-for-sale related to the pending disposition described above:

(in millions)	December 31, 2022
Assets
Investments:
Fixed maturities available-for-sale, at fair value	$490.6
Other investments	81.6
Short-term investments, at fair value	114.1
Total investments	686.4
Cash	70.8
Accrued investment income	2.1
Premiums receivable	331.9
Reinsurance recoverables	733.1
Current income taxes receivable, net	6.3
Deferred tax asset, net	28.1
Deferred acquisition costs, net	69.4
Ceded unearned premiums	76.1
Other assets	62.0
Total assets	$2,066.2
Liabilities
Reserves for losses and loss adjustment expenses	993.4
Unearned premiums	335.6
Accrued underwriting expenses and other liabilities	34.4
Ceded reinsurance payable, net	323.5
Funds held	172.9
Other indebtedness	54.7
Total liabilities	$1,914.5
The pretax net income (loss) of our held-for-sale business was $66.8 million, $22.4 million, and $(59.9) million for the years ended December 31, 2022, 2021, and 2020, respectively. These amounts include business that will be assumed from Westfield post the sale of the Syndicate.
Sale of ArgoGlobal SE
On June 22, 2022, we completed the sale of our Malta operations, ArgoGlobal Holdings (Malta) Ltd. and its subsidiaries (“AGSE”) to RiverStone Holdings Limited (part of the RiverStone International Group) for €4.9 million (approximately $5.2 million), subject to the terms and conditions set forth in the purchase agreement. AGSE is one of the business units within our International Operations reporting segment. As a result, we realized a loss on the sale of AGSE of $21.3 million, which is included as a component of Net realized investment and other gains (losses) in our Consolidated Statements of Income (Loss). This amount includes $4.5 million of losses from the realization of historical foreign currency translation, which was previously a component of accumulated other comprehensive income.
Sale of Argo Seguros Brasil S.A.
On February 15, 2022, we completed the sale of our Brazilian operations, Argo Seguros Brasil S.A. (“Argo Seguros”), to Spice Private Equity Ltd., an investment company focused on global private equity investments, for a final purchase price of 140 million Brazilian Reais (approximately $26.9 million), subject to the terms and conditions set forth in the purchase agreement. Argo Seguros is one of the business units within our International Operations reporting segment. As a result, we realized a loss on the sale of Argo Seguros of $33.8 million in 2022, which is included as a component of Net realized investment and other gains (losses) in our Consolidated Statements of Income (Loss). This amount includes $27.3 million of losses from the realization of historical foreign currency translation, which was previously a component of accumulated other comprehensive income. We previously recognized a $6.3 million loss during 2021 as we adjusted the carrying value of Argo Seguros to its fair value.

Other Transactions
Loss Portfolio Transfer - U.S.
On August 8, 2022, the Company entered into a loss portfolio transfer agreement with a wholly owned subsidiary of Enstar Group Limited (“Enstar”) covering a majority of the Company’s U.S. casualty insurance reserves, including construction, for accident years 2011 to 2019.
Enstar’s subsidiary will provide ground up cover of $746.0 million of reserves, and an additional $275.0 million of cover in excess of $821.0 million, up to a policy limit of $1,096.0 million effective January 1, 2022. The Company will retain a loss corridor of $75.0 million up to $821.0 million. For the year ended December 31, 2022, the Company recognized $75.0 million of losses that fall within the corridor and $188.6 million of the $275.0 million LPT limit remains available to the Company.
In addition, as a result of the anticipated loss portfolio transfer in the third quarter of 2022, the Company determined that it is more likely than not it will be required to sell certain securities before recovery of its amortized cost. As such, the Company recognized $34.2 million of realized losses related to the impairment of assets that were transferred at fair value to a third party at the close of the transaction. These losses were previously a component of accumulated other comprehensive income. In addition, in the fourth quarter of 2022, the Company recognized an additional $3.4 million loss at the close of the transaction. The realized losses are included as a component of Net realized investment and other gains (losses) in our Consolidated Statements of Income (Loss).
On November 9, 2022, the U.S. loss portfolio transaction with Enstar covering a majority of the Company’s U.S. casualty insurance reserves, including construction, for accident years 2011 to 2019 closed.
The estimated subject reserves transferred to Enstar on the closing date were $509.0 million, which represents the $746.0 million in loss reserves as of January 1, 2022, less estimated claims paid through October 31, 2022. On the closing date, the Company also transferred approximately $630.0 million of cash and investments to Enstar for which a portion was deposited into a Trust established to secure Enstar’s claim payment obligation to the Company. The financial statement impact of this transaction on the closing date, which was recorded in the fourth quarter of 2022, is a $509.0 million increase in Reinsurance recoverables, a reduction of $630.0 million in cash and investments, and an after-tax charge of approximately $100.0 million. The charge consists mainly of ceded premiums for a total of $121.0 million and is reflected in Earned premiums in our Consolidated Statements of Income (Loss).
Loss Portfolio Transfer - Syndicate 1200
In April 2022, Argo Managing Agency Limited, for and on behalf of Lloyd’s Syndicate 1200, reached an agreement to enter into a loss portfolio transfer of the 2018 and 2019 years of account to Riverstone Managing Agency Limited, for and on behalf of Lloyd's Syndicate 3500, retrospectively from January 1, 2022. These years of account are included in a reinsurance to close transaction with Riverstone Managing Agency Limited entered into on January 1, 2023. As of December 31, 2022, these balances are classified as held-for-sale on our Consolidated Balance Sheets as described in Sale of Argo Underwriting Agency Limited above.
3.    Investments
Included in our Assets held-for-sale at December 31, 2022 and in Total investments at December 31, 2021 in our Consolidated Balance Sheets is $55.9 million and $89.6 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party participants that provide underwriting capital to the operations of Syndicates 1200 and 1910.

Fixed Maturities
The amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses, and fair value in fixed maturity investments were as follows:

December 31, 2022
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturities
U.S. Governments	$410.9	$—	$30.2	$—	$380.7
Foreign Governments	35.6	0.3	6.7	0.8	28.4
Obligations of states and political subdivisions	109.9	0.4	10.1	0.4	99.8
Corporate bonds	1,394.8	0.9	160.0	1.6	1,234.1
Commercial mortgage-backed securities	337.4	—	52.0	—	285.4
Residential mortgage-backed securities	320.0	0.2	50.2	—	270.0
Asset-backed securities	153.4	—	14.2	—	139.2
Collateralized loan obligations	254.4	0.3	16.8	—	237.9
Total fixed maturities	$3,016.4	$2.1	$340.2	$2.8	$2,675.5

December 31, 2021
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturities
U.S. Governments	$422.7	$5.5	$3.2	$—	$425.0
Foreign Governments	234.7	2.2	3.9	0.2	232.8
Obligations of states and political subdivisions	166.7	5.8	1.2	—	171.3
Corporate bonds	1,972.3	33.5	20.3	2.2	1,983.3
Commercial mortgage-backed securities	416.7	6.3	4.3	—	418.7
Residential mortgage-backed securities	480.7	7.5	5.7	—	482.5
Asset-backed securities	173.0	1.3	0.6	0.1	173.6
Collateralized loan obligations	336.4	1.3	1.6	—	336.1
Total fixed maturities	$4,203.2	$63.4	$40.8	$2.5	$4,223.3
Contractual Maturity
The amortized cost and fair values of fixed maturity investments as of December 31, 2022, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$78.0	$76.6
Due after one year through five years	1,268.4	1,162.6
Due after five years through ten years	556.3	465.1
Due after ten years	48.5	38.7
Structured securities	1,065.2	932.5
Total	$3,016.4	$2,675.5
The actual maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations. The model duration of the assets comprising our fixed maturity investment portfolio was 3.29 years and 2.81 years at December 31, 2022 and 2021, respectively.

Other Invested Assets
Details regarding the carrying value and unfunded investment commitments of other investments as of December 31, 2022 and 2021 were as follows:

December 31, 2022
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$54.0	$—
Private equity	264.6	108.9
Overseas deposits	—	—
Other	4.6	—
Total other investments	$323.2	$108.9

December 31, 2021
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$58.6	$—
Private equity	248.9	64.2
Overseas deposits	74.9	—
Other	4.8	—
Total other investments	$387.2	$64.2
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
•Overseas deposits: Overseas deposits are principally invested in short-term sovereign fixed income and investment grade corporate securities. Overseas deposits were reclassified to Assets held-for-sale on Consolidated Balance Sheets at December 31, 2022. See Note 2, “Recent Acquisitions, Disposals & Other Transactions” for further discussion.
•Other: Other includes participation in investment pools.
Unrealized Losses and Other-than-temporary Impairments
An aging of unrealized losses on our investments in fixed maturities is presented below:

December 31, 2022	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$271.0	$18.1	$109.8	$12.1	$380.8	$30.2
Foreign Governments	16.7	4.9	2.6	1.8	19.3	6.7
Obligations of states and political subdivisions	67.4	4.1	24.3	6.0	91.7	10.1
Corporate bonds	695.1	68.3	519.6	91.7	1,214.7	160.0
Commercial mortgage-backed securities	144.2	18.6	141.2	33.4	285.4	52.0
Residential mortgage-backed securities	88.7	8.8	178.8	41.4	267.5	50.2
Asset-backed securities	93.3	7.5	45.9	6.7	139.2	14.2
Collateralized loan obligations	181.1	13.3	44.2	3.5	225.3	16.8
Total fixed maturities	$1,557.5	$143.6	$1,066.4	$196.6	$2,623.9	$340.2

December 31, 2021	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$193.4	$2.6	$14.6	$0.6	$208.0	$3.2
Foreign Governments	152.4	3.3	2.6	0.6	155.0	3.9
Obligations of states and political subdivisions	46.0	0.8	0.1	0.4	46.1	1.2
Corporate bonds	854.3	18.3	41.7	2.0	896.0	20.3
Commercial mortgage-backed securities	198.8	4.1	6.5	0.2	205.3	4.3
Residential mortgage-backed securities	284.2	5.6	4.0	0.1	288.2	5.7
Asset-backed securities	62.6	0.6	—	—	62.6	0.6
Collateralized loan obligations	176.1	1.6	0.5	—	176.6	1.6
Total fixed maturities	$1,967.8	$36.9	$70.0	$3.9	$2,037.8	$40.8
We hold a total of 1,593 fixed maturity securities, of which 1,060 were in an unrealized loss position for less than one year and 485 were in an unrealized loss position for a period one year or greater as of December 31, 2022.
For fixed maturities with a decline in fair value below the amortized cost due to credit-related factors, an allowance is established for the difference between the estimated recoverable value and amortized cost with a corresponding charge to Net investment and other gains (losses) in the Consolidated Statements of Income (Loss). The allowance is limited to the difference between amortized cost and fair value. The estimated recoverable value is the present value of cash flows expected to be collected, as determined by management. The difference between fair value and amortized cost that is not associated with credit-related factors is recognized in the Condensed Consolidated Statements of Comprehensive Income (Loss). Accrued interest is excluded from the measurement of the allowance for credit losses.
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
In cooperation with our investment managers, we evaluate for credit losses each quarter utilizing a bottom up review approach. At the security level, a determination is made as to whether a decline in fair value below the amortized cost basis is due to credit-related or noncredit-related factors. If we determine that all or a portion of a fixed maturity is uncollectible, the uncollectible amortized cost is written off with a corresponding reduction to the allowance for credit losses. If we collect cash flows that were previously written off, the recovery is recognized in realized investment gains. We also consider whether we intend to sell an available-for-sale security or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost. In these instances, a decline in fair value is recognized in Net investment and other gains (losses) in the Consolidated Statements of Income (Loss) based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security.
The following table presents a roll-forward of the changes in allowance for credit losses on available-for-sale fixed maturities by industry category for the months ending December 31, 2022 and 2021, respectively:

	Foreign Governments	Obligations of states and political subdivisions	Corporate bonds	Asset backed securities	Total
Beginning balance, January 1, 2021	$0.2	$0.1	$6.1	$0.2	$6.6
Securities for which allowance was not previously recorded	—	—	2.7	0.2	2.9
Securities sold during the period	—	—	(3.5)	—	(3.5)
Additional net increases (decreases) in existing allowance	—	(0.1)	(3.1)	(0.3)	(3.5)
Ending balance, December 31, 2021	$0.2	$—	$2.2	$0.1	$2.5

	Foreign Governments	Obligations of states and political subdivisions	Corporate bonds	Asset backed securities	Total
Beginning balance, January 1, 2022	$0.2	$—	$2.2	$0.1	$2.5
Securities for which allowance was not previously recorded	0.4	—	1.8	—	2.2
Securities sold during the period	(0.1)	—	(0.7)	—	(0.8)
Reductions for credit impairments	—	—	(1.4)	—	(1.4)
Additional net increases (decreases) in existing allowance	0.2	0.4	(0.3)	—	0.3
Ending balance, December 31, 2022	$0.7	$0.4	$1.6	$0.1	$2.8
Total credit impairment (gains) losses, net of allowance for credit losses, included in Net investment and other gains (losses) in the Consolidated Statements of Income (Loss) was $2.5 million and $0.6 million for the year ended December 31, 2022 and 2021, respectively.
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
Commercial Mortgage Loans
Commercial mortgage loan investments are composed of participation interests in a portfolio of commercial mortgage loans. Loan collateral is diversified with regard to property type and geography. The following table presents loans by property type:

	December 31, 2022
(in millions)	Cost	Composition	Loan Count
Apartments	$87.4	54.5%	16
Hotel	25.0	15.6%	4
Industrial	26.0	16.3%	4
Retail	21.5	13.6%	4
Total	$159.9	100.0%	28

The following table presents our loans by Debt Service Covenant Ratio (“DSCR”):

	December 31, 2022
(in millions)	Cost	Loan Count
1.00 to 1.50	$10.4	2
Greater than 1.5 to 2.0	60.4	10
Greater than 2.0 to 3.0	52.0	10
Greater than 3.0 to 4.0	25.8	4
Greater than 4.0	11.3	2
Total	$159.9	28

The following table presents loans by Loan To Value (“LTV”):

	December 31, 2022
(in millions)	Cost	Loan Count
Equal to or less than 50.0%	$36.7	6
Greater than 50.0% to 55.0%	9.1	2
Greater than 55.0% to 60.0%	42.6	8
Greater than 60.0% to 70.0%	71.5	12
Total	$159.9	28

The following table presents loans by maturity:

	December 31, 2022
(in millions)	Cost	Loan Count
Greater than One Year and Less than Three	$54.8	$10
Greater than Three Years and Less than Five Years	33.8	6
Greater than Five Years and Less than Seven Years	20.4	4
Greater than Seven Years and Less than Ten Years	50.9	8
Total	$159.9	28

Investment Gains and Losses
The following table presents our gross realized investment gains and losses:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Realized gains on fixed maturities and other:
Fixed maturities	$20.5	$30.6	$37.1
Other investments, including short-terms	34.8	9.8	93.8
Other assets	—	3.3	33.2
	55.3	43.7	164.1
Realized losses on fixed maturities and other:
Fixed maturities	(29.9)	(11.8)	(35.2)
Other investments, including short-terms	(51.1)	(18.5)	(78.6)
Other assets	—	(12.5)	(7.2)
	(81.0)	(42.8)	(121.0)

Other net losses recognized on fixed maturities and other:
Credit gains (losses) on fixed maturities	(4.6)	0.6	(39.9)
Impairment related to change in intent(1)	(34.2)	—	—
Other(2)	(55.1)	(6.3)	—
	(93.9)	(5.7)	(39.9)

Equity securities
Net realized gains (losses) on equity securities	1.2	71.5	(17.1)
Change in unrealized gains (losses) on equity securities held at the end of the period	3.1	(34.1)	10.3
Net gains (losses) on equity securities	4.3	37.4	(6.8)
Net investment and other gains (losses) before income taxes	(115.3)	32.6	(3.6)
Income tax (benefit) provision	(10.0)	6.2	1.3
Net investment and other gains (losses), net of income taxes	$(105.3)	$26.4	$(4.9)
(1)Refer to the Loss Portfolio Transfer - U.S. in Note 2, “Recent Acquisitions, Disposals & Other Transactions”.
(2) Refer to the sale of AGSE and Argo Seguros in Note 2, “Recent Acquisitions, Disposals & Other Transactions”.
The cost of securities sold is based on the specific identification method.
Changes in unrealized gains (losses) related to investments are summarized as follows:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Change in unrealized gains (losses)
Fixed maturities	$(383.7)	$(105.9)	$96.0
Other investments		—	(14.3)
Other and short-term investments	(0.8)	(1.0)	0.7
Net unrealized investment gains (losses) before income taxes	(384.5)	(106.9)	82.4
Income tax provision (benefit)	(71.7)	(21.5)	16.5
Net unrealized investment gains (losses), net of income taxes	$(312.8)	$(85.4)	$65.9

Foreign Currency Exchange Forward Contracts
We entered into foreign currency exchange forward contracts primarily to manage operation currency exposure from our non-USD insurance operations. We also invested in a total return strategy which invested in multiple currencies, and that investment was terminated in mid-2021. The currency forward contracts are carried at fair value in our Condensed Consolidated Balance Sheets in Other liabilities and Other assets at December 31, 2022 and 2021. The net realized gains and (losses) are included in Net realized investment and other gains (losses) in our Consolidated Statements of Income (Loss).
The fair value of our foreign currency exchange forward contracts as of December 31, 2022 and 2021 was as follows:

(in millions)	December 31, 2022	December 31, 2021
Operational currency exposure	$5.8	$(0.3)
Asset manager investment exposure	(0.6)	(0.3)
Total	$5.2	$(0.6)
The following table presents our gross investment realized gains and losses on our foreign currency exchange forward contracts:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Realized gains
Operational currency exposure	$30.0	$16.5	$13.2
Asset manager investment exposure	3.9	3.7	2.2
Total return strategy	—	13.0	61.6
Gross realized investment gains	33.9	33.2	77.0
Realized losses
Operational currency exposure	(46.3)	(28.9)	(8.6)
Asset manager investment exposure	(0.9)	(1.0)	(4.0)
Total return strategy	—	(12.0)	(62.3)
Gross realized investment losses	(47.2)	(41.9)	(74.9)
Net realized investment gains (losses) on foreign currency exchange forward contracts	$(13.3)	$(8.7)	$2.1
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

(in millions)	December 31, 2022	December 31, 2021
Securities and cash on deposit for regulatory and other purposes	$149.3	$195.6
Securities pledged as collateral for letters of credit and other	169.8	193.9
Securities on deposit supporting Lloyd’s business (1)	171.4	296.8
Total restricted investments	$490.5	$686.3
(1) Argo Group is required to maintain Funds at Lloyd’s (“FAL”) to support its business for Syndicate 1200 and Syndicate 1910. At December 31, 2022 the amount of securities pledged for FAL was $171.4 million, which was provided by Argo Re, Ltd. FAL of $123.7 million held by Syndicate 1200 and 1910 was reclassified to Assets held-for-sale. Subsequent to the sale of AUA, FAL will be released to the Company. See Note 2, “Recent Acquisitions, Disposals & Other Transactions” for additional information.
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
We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of December 31, 2022 and 2021. A description of the valuation techniques we use to measure assets at fair value is as follows:
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
Fixed Maturities Level 3: We own term loans and asset-backed securities that are valued using unobservable inputs.
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

Based on an analysis of the inputs, our financial assets and liabilities measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2022	Level 1 (1)	Level 2 (2)	Level 3 (3)
Fixed maturities
U.S. Governments	$380.7	$378.7	$2.0	$—
Foreign Governments	28.4	—	28.4	—
Obligations of states and political subdivisions	99.8	—	99.8	—
Corporate bonds	1,234.1	—	1,212.1	22.0
Commercial mortgage-backed securities	285.4	—	285.4	—
Residential mortgage-backed securities	270.0	—	270.0	—
Asset-backed securities	139.2	—	120.5	18.7
Collateralized loan obligations	237.9	—	237.9	—
Total fixed maturities	2,675.5	378.7	2,256.1	40.7
Equity securities	43.9	28.4	—	15.5
Other investments	0.3	—	0.3	—
Short-term investments	449.6	449.3	0.3	—
Derivatives	5.2	—	5.2	—
Total assets	$3,174.5	$856.4	$2,261.9	$56.2
(1) Quoted prices in active markets for identical asset
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
(1) Quoted prices in active markets for identical asset
(2) Significant other observable inputs
(3) Significant unobservable inputs
The fair value measurements in the tables above do not equal Total investments on our Consolidated Balance Sheets as they primarily exclude private equity and hedge funds which are carried at NAV as a practical expedient.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:
Fair Value Measurements Using Observable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2022	$2.8	$14.7	$17.5
Transfers into Level 3	36.1	1.5	37.6
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income	(0.4)	(0.7)	(1.1)
Included in other comprehensive income	(4.8)	—	(4.8)
Purchases, issuances, sales, and settlements:
Purchases	9.0	1.0	10.0
Issuances	—	—	—
Sales	(2.0)	(1.0)	(3.0)
Settlements	—	—	—
Ending balance, December 31, 2022	$40.7	$15.5	$56.2
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2022	$—	$(4.4)	$(4.4)

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2021	$7.0	$17.5	$24.5
Transfers into Level 3	—	1.0	1.0
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income	—	4.2	4.2
Included in other comprehensive loss	(0.8)	—	(0.8)
Purchases, issuances, sales, and settlements:
Purchases	0.1	1.2	1.3
Issuances	—	—	—
Sales	(3.5)	(10.6)	(14.1)
Settlements	—	—	—
Ending balance, December 31, 2021	$2.8	$13.3	$16.1
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2021	$—	$—	$—
At December 31, 2022 and 2021, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.
The Company holds investments in commercial mortgage loans reported at cost, less an allowance for expected credit losses of $0.2 million, on the Consolidated Balance Sheets. As of December 31, 2022, the cost and estimated fair value of the investments in commercial mortgage loans were:

	December 31, 2022
(in millions)	Cost	Fair Value
Commercial Mortgage Loans	$159.9	$150.7

4.    Allowance for Credit Losses
Premiums receivable
The following table represents the balances of premiums receivable, net of allowance for uncollectible premiums, including expected lifetime credit losses, at December 31, 2022 and December 31, 2021, and the changes in the allowance for the year ended December 31, 2022 and December 31, 2021.

(in millions)	Premiums Receivable, Net of Allowance for Estimated Uncollectible Premiums	Allowance for Estimated Uncollectible Premiums
Balance, December 31, 2020	$679.8	$9.4
Current period change for estimated uncollectible premiums		(3.1)
Write-offs of uncollectible premiums receivable		(0.6)
Balance, December 31, 2021	$648.6	$5.7
Current period change for estimated uncollectible premiums		0.2
Write-offs of uncollectible premiums receivable(1)		(1.2)
Balance, December 31, 2022	$292.0	$4.7
(1)Includes allowance transferred as a result of divestitures in the amount of $1.5 million.
Reinsurance Recoverables
The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, including expected credit losses, at December 31, 2022 and December 31, 2021, and changes in the allowance for estimated uncollectible reinsurance for the year ended December 31, 2022 and December 31, 2021.

(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance
Balance, December 31, 2020	$3,009.0	$4.1
Current period change for estimated uncollectible reinsurance		(0.3)
Write-offs of uncollectible reinsurance recoverables		—
Balance, December 31, 2021	$2,966.4	$3.8
Current period change for estimated uncollectible reinsurance		1.7
Write-offs of uncollectible reinsurance recoverables		—
Reclassified to assets held-for-sale		(0.8)
Balance, December 31, 2022	$3,029.1	$4.7
We primarily utilize A.M. Best credit ratings when determining the allowance, adjusted as needed based on our historical experience with the reinsurers. Certain of our reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.
5.    Leases
Our operating lease obligations are for office facilities, corporate housing and equipment. Our leases have remaining lease terms ranging between less than 1 year and 12 years, some of which include options to extend the leases. Expenses associated with leases totaled $11.8 million for the year ended December 31, 2022, as compared to $18.3 million for the year ended December 31, 2021. The components of lease expense, and other lease information, as of and during the year ended December 31, 2022 and 2021 are as follows:

	December 31,
(in millions)	2022	2021
Operating leases right-of-use assets (1)	$57.7	$81.4
Operating lease liabilities (2)	66.4	97.7

Operating lease weighted-average remaining lease term	8.22	9.51
Operating lease weighted-average discount rate	3.44%	3.53%
(1) $0.5 million of Operating leases right-of-use-assets were reclassified to assets held-for-sale. See Note 2, “Recent Acquisitions, Disposals & Other Transactions” at December 31, 2022.
(2) $0.5 million of Operating lease liabilities were reclassified to liabilities held-for-sale. See Note 2, “Recent Acquisitions, Disposals & Other Transactions” at December 31, 2022.

	For the Year Ended December 31,
(in millions)	2022	2021
Operating lease costs	$8.1	$14.2
Variable lease costs	4.7	6.2
Sublease income	(1.0)	(2.1)
Total lease costs	$11.8	$18.3
Our finance leases and short-term leases as of December 31, 2022 and 2021 were not material.
Future minimum lease payments under operating leases as of December 31, 2022 were as follows:

December 31,
(in millions)	2022
2023	10.9
2024	9.6
2025	9.6
2026	9.2
2027	8.2
Thereafter	29.5
Total future minimum lease payments	$77.0

Less imputed interest	(10.6)
Total operating lease liability	$66.4
6.    Reinsurance
We reinsure certain risks with other insurance companies. Such arrangements serve to limit our maximum loss on certain individual risks as well as on catastrophes and large or unusually hazardous risks. We are liable to our insureds for reinsurance ceded in the event our reinsurers do not meet their obligations. Thus, a credit exposure exists with respect to reinsurance ceded to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. Our allowance for uncollectible reinsurance balances receivable on paid losses and incurred claims was $4.7 million and $3.8 million as of December 31, 2022 and 2021, respectively (see Note 4, “Allowance for Credit Losses” for additional information). Under certain reinsurance agreements, collateral, including letters of credit, is held to secure performance of reinsurers in meeting their obligations. The amount of such collateral was $1,299.3 million and $1,085.5 million at December 31, 2022 and 2021, respectively. The collateral we hold does not apply to our entire outstanding reinsurance recoverable. Rather, collateral is provided on an individual contract basis, as appropriate. For each individual reinsurer, the collateral held may exceed or fall below the total outstanding recoverable from that individual reinsurer.

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
In light of collateral held, we believe that no exposure to a single reinsurer represents an inappropriate concentration of credit risk to the Company. Gross reinsurance assets due from reinsurers exceeding five percent of our total reinsurance assets were approximately $1,244.3 million and $247.8 million at December 31, 2022 and 2021, respectively, of which approximately $564.0 million and $0.0 million at December 31, 2022 and 2021, respectively, was secured by collateral.
Estimated losses recoverable from reinsurers and the ceded portion of unearned premiums are reported as assets in our Consolidated Balance Sheets. Included in Reinsurance recoverables are paid loss recoverables of $190.6 million and $494.6 million as of December 31, 2022 and 2021, respectively. Earned premiums and losses and loss adjustment expenses are reported net of reinsurance in our Consolidated Statements of Income (Loss).
Losses and loss adjustment expenses of $1,166.9 million, $1,314.6 million and $1,208.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, are net of amounts ceded to reinsurers of $958.8 million, $829.6 million and $941.3 million, respectively.
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
Premiums were as follows:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Direct written premiums	$2,682.8	$2,990.6	$2,676.1
Reinsurance ceded to other companies	(1,106.7)	(1,203.9)	(1,423.2)
Reinsurance assumed from other companies	165.4	190.6	557.2
Net written premiums	$1,741.5	$1,977.3	$1,810.1
Direct earned premiums	$2,757.8	$2,917.7	$2,660.6
Reinsurance ceded to other companies	(1,205.3)	(1,272.7)	(1,388.6)
Reinsurance assumed from other companies	187.9	265.1	508.5
Net earned premiums	$1,740.4	$1,910.1	$1,780.5
Percentage of reinsurance assumed to net earned premiums	10.8%	13.9%	28.6%

Loss Portfolio Transfer - U.S.
On November 9, 2022, the U.S. loss portfolio transaction with Enstar covering a majority of the Company’s U.S. casualty insurance reserves, including construction, for accident years 2011 to 2019 closed. See Note 2, “Recent Acquisitions, Disposals & Other Transactions” for further discussion.

7.     Reserves for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Net reserves beginning of the year	$3,123.2	$2,906.1	$2,722.7
Net Ariel Indemnity Limited reserves acquired	—	—	27.9
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	1,102.2	1,176.3	1,201.1
Prior accident years	64.7	138.3	7.7
Losses and LAE incurred during calendar year, net of reinsurance	1,166.9	1,314.6	1,208.8
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	171.5	180.8	253.4
Prior accident years	828.0	688.4	866.4
Losses and LAE payments made during current calendar year, net of reinsurance:	999.5	869.2	1,119.8
Less:
Divestitures (1)	35.2	—	—
Reclassified to liabilities held-for-sale (2)	313.0	—	—
Net reserves ceded to Syndicate 1200 (2)	129.6	—	—
Loss portfolio transfer:
U.S. (3)	472.6	—	—
Syndicate 1200 (for years of account 2019 and 2018) (4)	144.0	—	—
Reinsurance to close transaction (for years of account 2017 and prior) (5)	—	219.7	—
Total net reserve adjustments	1,094.4	219.7	—
Change in participation interest (6)	34.3	8.4	32.8
Foreign exchange adjustments	(17.4)	(17.0)	33.7
Net reserves - end of year	2,213.1	3,123.2	2,906.1
Add:
Reinsurance recoverables on unpaid losses and LAE, end of year	2,838.5	2,471.8	2,499.9
Gross reserves - end of year	$5,051.6	$5,595.0	$5,406.0
(1)Refer to the sale of Argo Seguros and AGSE in Note 2, “Recent Acquisitions, Disposals & Other Transactions” for additional information.
(2)Refer to the sale of Argo Underwriting Agency Limited in Note 2, “Recent Acquisitions, Disposals & Other Transactions” for additional information. Additionally, the Company reduced net reserves in the amount of $129.6 million for reinsurance contracts with AUA subsidiaries, which were reclassified to held-for-sale.
(3)Loss portfolio transfer of the Company’s U.S. casualty insurance reserves for accident years 2011 to 2019. Refer to Note 2, “Recent Acquisitions, Disposals & Other Transactions” for additional information.
(4)Loss portfolio transfer on Syndicate 1200's reserves for the 2018 and 2019 years of account. Refer to Note 2, “Recent Acquisitions, Disposals & Other Transactions” for additional information.
(5)Amount represents reserves ceded under the reinsurance to close transaction with RiverStone for Lloyd’s years of account 2017 and prior, effective January 1, 2021.
(6)Amount represents the change in reserves due to changing our participation in Syndicates 1200 and 1910.
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
The Company did not incur net losses and loss adjustment expenses attributed to the COVID-19 pandemic for the year ended December 31, 2022. Underwriting results for the years ended December 31, 2021 included net losses and loss adjustment expenses attributed to the COVID-19 pandemic of $12.4 million, primarily resulting from contingency and property exposures in the Company’s International Operations. Property losses relate to sub-limited affirmative business interruption coverage, primarily in certain International markets, as well as expected costs associated with claims handling.

The impact from the net unfavorable (favorable) development of prior accident years’ losses and LAE reserves on each reporting segment is presented below:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
U.S. Operations	$64.5	$120.9	$2.4
International Operations	(2.7)	(26.9)	(6.2)
Run-off Lines	2.9	44.3	11.5
Total (favorable) unfavorable prior-year development	$64.7	$138.3	$7.7
The following describes the primary factors behind each segment’s net prior accident year reserve development for the years ended December 31, 2022, 2021 and 2020:
Year ended December 31, 2022:
•U.S. Operations: Net unfavorable development primarily related to liability lines, including the impact of large losses and claims alleging construction defect, and driven by businesses we have exited, partially offset by favorable development in specialty and professional lines. The net unfavorable prior year development relates to accident years 2019 and prior partially offset by favorable prior year development on accident years 2020 and 2021.
•International Operations: Net favorable development primarily related to favorable development in liability and specialty lines, partially offset by unfavorable development from professional and property lines. The professional lines development included large claim movements in Argo Insurance Bermuda.
•Run-off Lines: Net unfavorable development primarily related to asbestos and environmental lines partially offset by favorable loss reserve development in run-off liability losses excluding asbestos and environmental.
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
Our reserves represent the best estimate of our ultimate liabilities, based on currently known facts, current law, and reasonable assumptions where facts are not known. Due to the significant uncertainties and related management judgments, there can be no assurance that future favorable or unfavorable loss development, which may be material, will not occur.

The spread of COVID-19 and related economic shutdown has increased the uncertainty that is always present in our estimate of the ultimate cost of loss and settlement expense. Actuarial models base future emergence on historic experience, with adjustments for current trends, and the appropriateness of these assumptions involved more uncertainty as of December 31, 2022. We expect there will be impacts to the timing of loss emergence and ultimate loss ratios for certain coverages we underwrite. The industry is experiencing new issues, including the temporary suspension of civil court cases in most states, the extension of certain statutes of limitations and the impact on our insureds from a significant reduction in economic activity. Our booked reserves include consideration of these factors, but legislative, regulatory or judicial actions could result in loss reserve deficiencies and reduce earnings in future periods.
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
Operating Divisions
Our U.S. Operations reporting segment is comprised of one primary operating division (see Note 19, “Segment Information” for additional information on U.S Operations). International Operations’ primary operating division is Argo Insurance Bermuda, further described below.
Argo Insurance Bermuda
Argo Insurance Bermuda offers casualty, property and professional lines, which serves the needs of global clients by providing the following coverages: property, general and products liability, directors and officers liability, errors and omissions liability and employment practices liability.
Lines of Business
We use an underwriting committee structure to monitor and evaluate the operating performance of our lines of business. The underwriting committees are organized to allow products or coverages with similar characteristics to be managed and evaluated in distinct groups. Using this approach, our insurance business is categorized into underwriting groups, which are Property, Liability, Professional, and Specialty. Noted below are descriptions of the types of characteristics considered to disaggregate our business into these groups, as well as other qualitative factors to consider when using the information contained in the following incurred and paid claims development tables.
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
Liability
Our Liability business generally covers exposures where most claims are reported without a significant time lag between the event that gives rise to a claim and the date the claim is reported to us, but certain claims like those alleging construction defect can involve a longer time period between the event and the date the claim is reported to us. Since facts and information are frequently not complete at the time claims are reported to us, and because protracted litigation is sometimes involved, it can be several years before the ultimate value of these claims is determined. In our Argo Bermuda Insurance division, much of the business covers higher layers, potentially increasing the time it takes to fully determine our exposure.
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
Descriptions of the primary types of coverages, as disclosed in the following tables, included in the significant lines of business for each operating division are noted below:
U.S Operations
•Liability: primary and excess specialty casualty, construction defect, general liability, commercial multi-peril, workers compensation, product liability, environmental liability, and auto liability
•Professional: management liability, transaction liability and errors and omissions liability
•Property: primary and excess property, inland marine and auto physical damage
•Specialty: surety, animal mortality and ocean marine
Argo Insurance Bermuda
•Liability: general and products liability
•Professional: directors and officers liability, errors and omissions liability and employment practices liability
Run-off Lines Segment
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
Loss Portfolio Transfers
On August 8, 2022, the Company entered into a loss portfolio transfer agreement with a wholly owned subsidiary of Enstar Group Limited (“Enstar”) covering a majority of the Company’s U.S. casualty insurance reserves, including construction, for accident years 2011 to 2019. See Note 2, “Recent Acquisitions, Disposals & Other Transactions” for additional information on the U.S. loss portfolio transfer. The calendar year 2022 activity in the claims development table includes the impact of this agreement.
Reserves for IBNR Claims
Reserves for IBNR claims are based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. We use a variety of actuarial techniques to analyze current claims costs, including frequency and severity data. These actuarial techniques consider variables such as past loss experience, current claims trends, and prevailing economic, social and legal environments. Each such method has its own set of assumptions and outputs, and each has strengths and weaknesses in different areas. Since no single estimation method is superior to another method in all situations, the methods and assumptions used to project loss reserves will vary by coverage and product. We use what we believe to be the most appropriate set of actuarial methods and assumptions for each product line grouping and coverage. While the loss projection methods may vary by product line and coverage, the general approach for calculating IBNR remains the same: ultimate losses are forecasted first, and that amount is reduced by the amount of cumulative paid claims and case reserves. Reserves established in prior years are adjusted as loss experience develops and new information becomes available. Adjustments to previously estimated reserves are reflected in the results of operations in the year in which they are made.

As described above, various actuarial methods are used to determine the reserves for losses and LAE recorded in our Consolidated Balance Sheets. Weightings of methods at a detailed level may change from evaluation to evaluation based on a number of observations, measures, and time elements. In comparing loss reserve methods and assumptions used at December 31, 2022 as compared with methods and assumptions used at December 31, 2021, management has not changed or adjusted methodologies or assumptions in any significant manner.
Incurred & Paid Claims Development Disclosures
The following tables provide information about incurred and cumulative paid losses and allocated loss adjustment expenses (“ALAE”), net of reinsurance. The following tables also include IBNR reserves plus expected development on reported claims and the cumulative number of reported claims as of December 31, 2022.

Reporting Segment: U.S. Operations Line of Business: Liability (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)	2022 (1)
2013	$344.5	$355.8	$361.0	$360.4	$351.5	$346.6	$343.1	$344.8	$357.3	$334.3
2014		328.6	337.1	330.0	326.3	323.9	321.9	327.4	341.3	310.7
2015			339.8	343.8	330.3	328.7	328.0	335.4	347.9	318.9
2016				342.6	350.5	342.4	353.0	355.3	379.0	349.1
2017					374.8	373.7	384.3	397.7	431.7	385.2
2018						426.1	430.4	414.5	420.4	366.5
2019							421.1	423.7	427.1	318.6
2020								404.2	386.7	371.1
2021									416.4	419.1
2022										439.5
									Total	$3,613.0

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)	2022 (1)
2013	$36.5	$109.7	$174.3	$228.8	$266.5	$289.3	$306.9	$318.2	$325.4	$329.3
2014		32.4	91.0	154.6	206.9	240.6	266.3	283.2	291.4	304.4
2015			33.7	86.9	140.2	195.6	236.4	263.9	289.3	305.6
2016				28.5	84.5	144.1	217.1	255.6	293.8	327.1
2017					27.8	83.0	158.8	238.5	295.2	348.0
2018						34.3	98.9	175.8	245.5	315.9
2019							32.4	113.6	186.1	260.1
2020								25.6	85.9	149.0
2021									27.5	83.1
2022										27.2
									Total	$2,449.7
Other Property outstanding liabilities including unpaid loss and ALAE prior to 2013, net of reinsurance										56.5
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$1,219.8

	As of December 31, 2022
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2013	$334.3	$0.4	22,317
2014	310.7	—	22,254
2015	318.9	6.5	20,874
2016	349.1	11.5	17,947
2017	385.2	22.7	20,419
2018	366.5	21.8	22,925
2019	318.6	21.1	22,161
2020	371.1	136.0	17,452
2021	419.1	253.5	13,367
2022	439.5	354.3	11,011
(1)Information presented for calendar years prior to 2022 is required supplementary information and is unaudited.
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

Reporting Segment: U.S. Operations Line of Business: Professional (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)	2022 (1)
2013	$20.9	$21.5	$21.1	$19.0	$19.8	$19.5	$18.3	$18.1	$18.0	$17.9
2014		22.4	22.4	26.0	33.7	36.2	35.4	35.1	34.4	32.7
2015			29.9	29.5	33.2	34.0	37.1	37.9	38.3	31.3
2016				44.2	44.8	45.1	42.9	35.5	43.0	43.5
2017					60.1	61.8	78.3	87.9	99.5	87.0
2018						70.8	73.2	79.2	94.8	88.5
2019							94.4	96.8	105.0	94.5
2020								152.6	142.6	127.8
2021									177.8	159.5
2022										185.4
									Total	868.1

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)	2022 (1)
2013	$1.9	$6.3	$10.9	$14.2	$17.6	$17.5	$17.9	$17.9	$17.9	$17.9
2014		2.3	5.4	15.1	24.1	25.5	32.3	33.3	33.6	33.5
2015			1.8	8.3	15.6	20.8	26.2	31.3	31.7	33.8
2016				2.4	11.9	24.6	28.9	30.8	34.4	38.3
2017					3.5	24.9	38.0	59.7	77.9	85.5
2018						4.5	16.7	43.8	62.6	78.8
2019							4.9	32.9	50.0	81.7
2020								13.3	36.4	70.5
2021									12.2	39.6
2022										14.3
									Total	$493.9
Other Property outstanding liabilities including unpaid loss and ALAE prior to 2013, net of reinsurance										(3.0)
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$371.2

	As of December 31, 2022
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2013	$17.9	$—	625
2014	32.7	(0.8)	1,044
2015	31.3	(2.5)	1,832
2016	43.5	2.4	3,263
2017	87.0	1.7	3,772
2018	88.5	8.8	4,328
2019	94.5	9.5	5,133
2020	127.8	29.6	5,476
2021	159.5	97.4	5,895
2022	185.4	163.2	4,864
(1)Information presented for calendar years prior to 2022 is required supplementary information and is unaudited.
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

Reporting Segment: U.S. Operations Line of Business: Property (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)	2022 (1)
2013	$74.5	$79.9	$78.7	$78.2	$77.8	$78.2	$78.4	$78.2	$77.2	$76.9
2014		80.4	82.2	77.0	77.1	76.9	76.9	76.1	76.0	76.1
2015			74.0	73.4	69.9	68.9	69.1	69.2	69.2	68.4
2016				59.4	57.6	57.1	56.6	56.6	56.5	54.2
2017					75.2	79.6	86.9	94.9	94.5	97.4
2018						89.2	93.1	95.1	96.9	102.4
2019							91.4	88.8	98.4	97.9
2020								129.5	133.2	133.1
2021									111.7	114.8
2022										103.1
									Total	$924.3

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)	2022 (1)
2013	$52.5	$73.2	$75.5	$77.4	$77.1	$75.9	$78.1	$78.2	$77.2	$76.9
2014		51.6	73.1	75.7	76.4	76.3	76.4	76.1	76.0	76.0
2015			44.6	67.6	68.6	67.9	68.3	68.5	69.0	68.6
2016				39.4	55.2	55.8	56.1	56.4	56.3	54.5
2017					54.4	95.3	113.9	100.8	88.4	95.1
2018						61.3	126.7	107.0	98.8	101.4
2019							55.8	82.4	90.9	94.0
2020								75.9	116.6	121.6
2021									71.3	118.3
2022										52.2
									Total	858.6
Other Property outstanding liabilities including unpaid loss and ALAE prior to 2013, net of reinsurance										(5.5)
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$60.2

	As of December 31, 2022
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2013	$76.9	$—	9,707
2014	76.1	—	8,034
2015	68.4	(0.1)	7,341
2016	54.2	(0.2)	7,687
2017	97.4	(1.3)	9,913
2018	102.4	(2.4)	10,868
2019	97.9	1.9	11,481
2020	133.1	(7.3)	11,356
2021	114.8	(14.5)	10,255
2022	103.1	22.8	7,960
(1)Information presented for calendar years prior to 2022 is required supplementary information and is unaudited.
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

Reporting Segment: U.S. Operations Line of Business: Specialty (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)	2022 (1)
2013	$10.0	$8.6	$4.6	$2.5	$1.7	$0.9	$0.9	$0.9	$0.9	$0.9
2014		13.1	13.1	8.9	6.0	4.8	4.6	4.6	4.1	4.1
2015			14.8	14.3	9.5	5.5	1.2	0.5	0.3	0.2
2016				15.0	15.0	11.2	6.2	4.7	3.3	3.2
2017					16.2	16.2	7.6	0.9	0.7	0.7
2018						20.9	17.4	3.3	3.5	3.5
2019							22.7	8.5	5.6	5.9
2020								25.4	10.3	15.9
2021									27.9	5.2
2022										33.0
									Total	$72.6

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)	2022 (1)
2013	$0.4	$0.9	$0.9	$0.9	$0.9	$0.9	$0.9	$0.9	$0.9	$0.9
2014		1.1	3.3	4.0	4.0	4.1	4.1	4.0	4.1	4.1
2015			0.2	0.1	0.2	0.3	0.3	0.3	0.3	0.2
2016				1.3	1.6	2.2	2.2	2.2	2.8	2.8
2017					0.3	0.1	—	0.1	0.2	0.2
2018						—	0.7	1.7	1.2	2.4
2019							0.7	0.7	3.2	5.4
2020								0.3	7.6	10.6
2021									0.2	1.4
2022										0.1
									Total	28.1
Other Property outstanding liabilities including unpaid loss and ALAE prior to 2013, net of reinsurance										0.8
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$45.3

	As of December 31, 2022
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2013	$0.9	$—	28
2014	4.1	—	20
2015	0.2	—	14
2016	3.2	0.4	46
2017	0.7	0.5	62
2018	3.5	0.1	82
2019	5.9	0.4	124
2020	15.9	0.7	273
2021	5.2	3.7	290
2022	33.0	25.7	236
(1)Information presented for calendar years prior to 2022 is required supplementary information and is unaudited.
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
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)	2022 (1)
2013	$8.5	$8.5	$8.5	$8.5	$4.9	$2.2	$5.3	$5.3	$6.0	$5.8
2014		9.8	9.8	9.8	6.2	1.5	2.3	2.3	1.6	1.6
2015			11.3	14.3	24.8	35.4	45.4	45.1	51.3	50.3
2016				13.9	14.0	14.0	6.6	6.1	0.8	2.4
2017					17.1	17.3	26.9	30.3	37.3	44.3
2018						8.9	32.1	26.6	24.2	22.9
2019							13.3	13.6	13.8	13.3
2020								23.3	24.9	12.4
2021									12.3	11.4
2022										11.1
									Total	$175.5

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)	2022 (1)
2013	$—	$—	$—	$—	$2.3	$2.3	$2.3	$2.4	$2.4	$3.7
2014		—	—	0.1	0.1	1.2	1.2	1.4	1.4	1.4
2015			—	—	16.1	20.3	26.6	34.8	38.9	50.2
2016				—	—	—	0.1	0.1	0.2	0.3
2017					—	3.3	3.4	18.0	19.7	22.0
2018						—	13.8	18.3	18.5	18.5
2019							—	0.1	0.7	0.6
2020								0.8	7.0	0.5
2021									—	—
2022										—
									Total	$97.2
Other Property outstanding liabilities including unpaid loss and ALAE prior to 2013, net of reinsurance										0.5
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$78.8

	As of December 31, 2022
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2013	$5.8	$0.2	1,210
2014	1.6	(0.4)	1,360
2015	50.3	—	1,623
2016	2.4	2.0	1,987
2017	44.3	7.8	2,114
2018	22.9	3.5	1,140
2019	13.3	12.1	1,179
2020	12.4	11.9	1,336
2021	11.4	10.2	1,252
2022	11.1	11.1	875
(1)Information presented for calendar years prior to 2022 is required supplementary information and is unaudited.
(2)The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims.

Reporting Segment: International Operations Operating Division: Argo Insurance Bermuda Line of Business: Professional (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)	2022 (1)
2013	$3.8	$3.8	$3.8	$3.1	$1.8	$—	$—	$—	$1.0	$3.5
2014		4.0	4.0	4.0	4.0	3.9	10.2	12.5	8.1	10.1
2015			4.9	4.9	4.9	2.7	5.0	5.2	7.3	7.9
2016				6.7	6.7	4.8	3.1	7.3	3.1	1.9
2017					7.6	7.6	9.7	9.5	12.4	10.5
2018						8.3	8.3	8.0	6.5	21.3
2019							9.6	8.7	16.4	18.3
2020								10.4	10.4	10.4
2021									13.0	13.0
2022										9.5
									Total	$106.4

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2013 (1)	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)	2022 (1)
2013	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2014		—	—	—	0.3	1.0	0.4	3.2	0.4	0.4
2015			—	—	—	—	—	—	2.9	2.9
2016				—	—	—	—	—	—	—
2017					0.1	0.1	4.9	9.8	9.8	9.8
2018						—	—	2.0	2.1	6.0
2019							2.0	0.6	0.6	0.7
2020								—	—	—
2021									—	—
2022										—
									Total	19.8
Other Property outstanding liabilities including unpaid loss and ALAE prior to 2013, net of reinsurance										0.3
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$86.9

	As of December 31, 2022
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2013	$3.5	$3.4	1,081
2014	10.1	2.3	1,142
2015	7.9	3.5	1,197
2016	1.9	1.8	1,293
2017	10.5	0.7	1,357
2018	21.3	9.9	1,138
2019	18.3	7.6	843
2020	10.4	10.3	908
2021	13.0	13.0	822
2022	9.5	9.5	597
(1)Information presented for calendar years prior to 2022 is required supplementary information and is unaudited.
(2)The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims.

The reconciliation of the net incurred and paid development tables to the liability for unpaid losses and LAE in our Consolidated Balance Sheets is as follows:

(in millions)	As of December 31, 2022
Liabilities for unpaid losses and ALAE:
US Operations:
Liability	$1,219.8
Professional	371.2
Property	60.2
Specialty	45.3
International Operations:
Argo Insurance Bermuda- Liability	78.8
Argo Insurance Bermuda- Professional	86.9
Run-off Lines	168.0
Other lines	132.8
Total liabilities for unpaid losses and ALAE, net of reinsurance	2,163.0

Reinsurance recoverables on unpaid losses and LAE:
US Operations:
Liability	1,389.0
Professional	356.9
Property	205.2
Specialty	18.3
International Operations:
Argo Insurance Bermuda- Liability	215.4
Argo Insurance Bermuda- Professional	137.0
Run-off Lines	69.8
Other lines	446.9
Total reinsurance recoverables on unpaid losses and LAE	2,838.5

Unallocated loss adjustment expenses	69.4
Unamortized reserve discount	(19.3)
Gross liability for unpaid losses and LAE	$5,051.6

Other lines in the table above are comprised of lines of business and operating divisions within our two ongoing reporting segments which are not individually significant for separate disaggregated disclosure.

Claims Duration
The following table provides supplementary unaudited information about the annual percentage payout of incurred losses and ALAE, net of reinsurance, as of December 31, 2022:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (1)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10	Remainder
U.S. Operations:
US Liability	7.8%	17.0%	18.5%	19.4%	12.4%	8.6%	6.1%	3.0%	2.1%	1.5%	3.6%
US Professional	5.4%	17.0%	19.4%	17.5%	12.2%	9.8%	6.7%	4.4%	2.8%	1.8%	2.8%
US Property	56.6%	33.1%	6.7%	2.5%	0.8%	0.2%	0.1%	—%	—%	—%	—%
US Specialty	27.9%	32.4%	23.5%	10.0%	4.0%	1.5%	0.5%	0.2%	0.1%	—%	—%
International Operations:
Bermuda Insurance Professional	2.7%	7.6%	11.8%	13.7%	13.5%	11.9%	9.8%	7.7%	5.9%	4.4%	11.1%
Bermuda Insurance Liability	0.5%	14.7%	19.6%	15.2%	10.7%	7.7%	5.6%	4.3%	3.4%	2.7%	15.6%
(1) The average annual percentage payout is calculated from a paid losses and ALAE development pattern based on an actuarial analysis of the paid losses and ALAE movements by accident year for each disaggregation category. The paid losses and ALAE development pattern provides the expected percentage of ultimate losses and ALAE to be paid in each year. The pattern considers all accident years included in the claim’s development tables.
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

	Carrying Amount of
	Reserves for Losses & LAE			Aggregate Amount of Discount
	As of December 31,			As of December 31,
(in millions, except discount percentages)	2022	2021	2020	2022	2021	2020
US Operations:
Commercial Specialty - Liability	$168.0	$163.1	$150.4	$14.7	$14.1	$12.9
Run-off Lines	93.0	114.3	128.4	4.6	4.7	4.9
Total	$261.0	$277.4	$278.8	$19.3	$18.8	$17.8

	Interest Accretion (1)			Discount Rate
	For the Years Ended December 31,			As of December 31,
	2022	2021	2020	2022	2021	2020
US Operations:
Commercial Specialty - Liability	$1.7	$0.9	$1.9	2.25%	2.25%	2.25%
Run-off Lines	0.1	0.2	—	3.50%	3.50%	3.50%
Total	$1.8	$1.1	$1.9
(1) Interest accretion is recorded in the line item Losses and loss adjustment expenses in our Consolidated Statements of Income (Loss).

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
The following table presents our gross reserves for Run-off Lines:

	December 31,
(in millions)	2022	2021
Asbestos and Environmental:
Reinsurance assumed	$31.1	$29.6
Other	34.4	34.2
Total Asbestos and Environmental	65.5	63.8
Risk-management	144.6	162.6
Run-off reinsurance lines	0.4	0.5
Other run-off lines	22.6	34.3
Gross reserves - Run-off Lines	$233.1	$261.2
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
The following table represents the total gross reserves for our asbestos exposure:

	December 31,
(in millions)	2022	2021	2020
Direct written
Case reserves	$3.2	$3.0	$3.1
Unallocated loss adjustment expense ("ULAE")	0.5	0.5	0.5
Incurred but not reported ("IBNR")	17.4	19.9	20.2
Total direct written reserves	21.1	23.4	23.8
Assumed domestic
Case reserves	6.8	7.4	8.4
ULAE	0.8	0.8	0.8
IBNR	13.0	11.9	12.8
Total assumed domestic reserves	20.6	20.1	22.0
Assumed London
Case reserves	2.4	2.1	1.4
IBNR	2.6	2.3	1.6
Total assumed London reserves	5.0	4.4	3.0
Total asbestos reserves	$46.7	$47.9	$48.8

The following table presents our underwriting losses for Run-off Lines:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Asbestos and Environmental:
Reinsurance assumed	$3.5	$4.7	$5.7
Other	7.0	10.0	11.7
Total Asbestos and Environmental	10.5	14.7	17.4
Risk-management	1.4	9.9	(7.6)
Run-off reinsurance lines	—	—	(0.4)
Other run-off lines	(8.3)	20.1	3.4
Total underwriting loss - Run-off Lines	$3.6	$44.7	$12.8
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
In accordance with ASU 2015-3, “Simplifying the Presentation of Debt Issuance Costs” (Topic 835), we present the unamortized debt issuance costs in the balance sheet as a direct deduction from the carrying value of the debt liability. At December 31, 2022 and 2021, the Notes consisted of the following:

(in millions)	December 31, 2022	December 31, 2021
Senior unsecured fixed rate notes
Principal	$143.8	$143.8
Less: unamortized debt issuance costs	(3.3)	(3.5)
Senior unsecured fixed rate notes, less unamortized debt issuance costs	$140.5	$140.3
Junior Subordinated Debentures
Through a series of trusts, that are wholly-owned subsidiaries (non-consolidated), we issued debt. The debentures are variable with the rate being reset quarterly and subject to certain interest rate ceilings. Interest payments are payable quarterly. The debentures are all unsecured and are subordinated to other indebtedness. At December 31, 2022 and 2021, all debentures were eligible for redemption subject to certain terms and conditions at a price equal to 100% of the principal plus accrued and unpaid interest.

A summary of our outstanding junior subordinated debentures is presented below:
December 31, 2022

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at December 31, 2022	Amount
Argo Group
5/15/2003	PXRE Capital Statutory Trust II	5/15/2033	3M LIBOR + 4.10%	8.71%	$18.0
11/6/2003	PXRE Capital Trust VI	9/30/2033	3M LIBOR + 3.90%	8.63%	10.3
Argo Group US
5/15/2003	Argonaut Group Statutory Trust I	5/15/2033	3M LIBOR + 4.10%	8.71%	15.5
12/16/2003	Argonaut Group Statutory Trust III	1/8/2034	3M LIBOR + 4.10%	8.18%	12.3
4/29/2004	Argonaut Group Statutory Trust IV	4/29/2034	3M LIBOR + 3.85%	8.50%	13.4
5/26/2004	Argonaut Group Statutory Trust V	5/24/2034	3M LIBOR + 3.85%	8.61%	12.4
5/12/2004	Argonaut Group Statutory Trust VI	6/17/2034	3M LIBOR + 3.80%	8.54%	13.4
9/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M LIBOR + 3.60%	8.37%	15.5
9/22/2004	Argonaut Group Statutory Trust VIII	9/22/2034	3M LIBOR + 3.55%	8.30%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M LIBOR + 3.60%	8.37%	15.5
9/15/2005	Argonaut Group Statutory Trust X	9/15/2035	3M LIBOR + 3.40%	8.17%	30.9
	Total Outstanding				$172.7
December 31, 2021

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at December 31, 2021	Amount
Argo Group
5/15/2003	PXRE Capital Statutory Trust II	5/15/2033	3M LIBOR + 4.10%	4.26%	$18.0
11/6/2003	PXRE Capital Trust VI	9/30/2033	3M LIBOR + 3.90%	4.12%	10.3
Argo Group US
5/15/2003	Argonaut Group Statutory Trust I	5/15/2033	3M LIBOR + 4.10%	4.26%	15.5
12/16/2003	Argonaut Group Statutory Trust III	1/8/2034	3M LIBOR + 4.10%	4.22%	12.3
4/29/2004	Argonaut Group Statutory Trust IV	4/29/2034	3M LIBOR + 3.85%	4.00%	13.4
5/26/2004	Argonaut Group Statutory Trust V	5/24/2034	3M LIBOR + 3.85%	4.02%	12.4
5/12/2004	Argonaut Group Statutory Trust VI	6/17/2034	3M LIBOR + 3.80%	4.02%	13.4
9/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M LIBOR + 3.60%	3.80%	15.5
9/22/2004	Argonaut Group Statutory Trust VIII	9/22/2034	3M LIBOR + 3.55%	3.76%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M LIBOR + 3.60%	3.80%	15.5
9/14/2005	Argonaut Group Statutory Trust X	9/15/2035	3M LIBOR + 3.40%	3.60%	30.9
	Total Outstanding				$172.7
Junior Subordinated Debentures from Maybrooke Acquisition
Unsecured junior subordinated debentures with a principal balance of $91.8 million were assumed through the acquisition of Maybrooke (“the acquired debt”). The acquired debt is carried on our Consolidated Balance Sheets at $85.9 million, which represents the debt’s fair value at the date of acquisition plus accumulated accretion of discount to par value, as required by accounting for business combinations under ASC 805. At December 31, 2022, the acquired debt was eligible for redemption at par. Interest accrues on the acquired debt based on a variable rate, which is reset quarterly. Interest payments are payable quarterly.

A summary of the terms of the acquired debt outstanding is presented below:

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2022	Principal at December 31, 2022	Carrying Value at December 31, 2022
9/13/2007	9/15/2037	3 month LIBOR + 3.15%	7.92%	$91.8	$85.9

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2021	Principal at December 31, 2021	Carrying Value at December 31, 2021
9/13/2007	9/15/2037	3 month LIBOR + 3.15%	3.35%	$91.8	$85.5
Other Indebtedness
Our Consolidated Balance Sheets include long-term debt instruments under the caption Other indebtedness, which were reclassified to Liabilities held-for-sale at December 31, 2022. Information regarding the terms and principal amounts of each of these debt instruments is also provided.

(in millions)	December 31,
Debt Type	2022	2021
Floating rate loan stock	$54.7	$57.0
Reclassified to liabilities held-for-sale	(54.7)	—
Total other indebtedness	$—	$57.0
Floating Rate Loan Stock
Certain unsecured debt was assumed through the acquisition of Argo Underwriting Agency, Ltd. At December 31, 2022 and 2021, all notes were eligible for redemption subject to certain terms and conditions at a price equal to 100% of the principal plus accrued and unpaid interest. Interest on the U.S. dollar and euro notes is due semiannually and quarterly, respectively. These notes have been reclassified to Liabilities held-for-sale. See Note 2, “Recent Acquisitions, Disposals & Other Transactions”. A summary of the notes outstanding at December 31, 2022 and 2021 is presented below:

(in millions)
Currency	Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2022	Amount
U.S. Dollar	12/8/2004	11/15/2034	6 month LIBOR + 4.2%	7.26%	$6.5
U.S. Dollar	10/31/2006	1/15/2036	6 month LIBOR + 4.0%	7.06%	10.0
Total U.S. Dollar notes					16.5
Euro	9/6/2005	8/22/2035	3 month Euribor + 4.0%	5.82%	12.7
Euro	10/31/2006	11/22/2036	3 month Euribor + 4.0%	5.82%	11.1
Euro	6/8/2007	9/15/2037	3 month Euribor + 3.9%	5.95%	14.4
Total Euro notes					38.2
Total notes outstanding					$54.7

(in millions)
Currency	Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2021	Amount
U.S. Dollar	12/8/2004	11/15/2034	6 month LIBOR + 4.2%	4.35%	$6.5
U.S. Dollar	10/31/2006	1/15/2036	6 month LIBOR + 4.0%	4.15%	10.0
Total U.S. Dollar notes					16.5
Euro	9/6/2005	8/22/2035	3 month Euribor + 4.0%	3.44%	13.5
Euro	10/31/2006	11/22/2036	3 month Euribor + 4.0%	3.44%	11.8
Euro	6/8/2007	9/15/2037	3 month Euribor + 3.9%	3.30%	15.2
Total Euro notes					40.5
Total notes outstanding					$57.0
No principal payments have been made since the acquisition of Argo Underwriting Agency, Ltd. The floating rate loan stock denominated in euros fluctuates due to foreign currency movement. The outstanding balance on these loans was $38.2 million and $40.5 million as of December 31, 2022 and 2021, respectively. The foreign currency realized gains or losses are recorded in Foreign currency exchange (gains) losses on our Consolidated Statements of Income (Loss).
The following table presents interest and maturities of long-term debt as of December 31, 2022:

		For the Years Ended
(in millions)	Total	2023	2024	2025	2026	2027	Thereafter
Long-term debt: (1)
Junior subordinated debentures (2)	543.9	22.3	22.3	22.3	22.3	22.3	432.4
Senior unsecured fixed rate notes (3)	325.8	9.3	9.3	9.3	9.3	9.3	279.3
(1) Other indebtedness liabilities reclassified to liabilities held-for-sale. See Note 2 “Recent Acquisitions, Disposals & Other Transactions”.
(2) Interest only on Junior Subordinated Debentures through 2037. Interest calculated based on interest rate forecast. Principal due beginning May 2033.
(3) Interest only on Senior Unsecured Fixed Rate Notes through 2042. Interest calculated based on the fixed rate of the notes. Principal due September 2042.
Borrowing Under Revolving Credit Facility
On November 2, 2018, each of Argo Group, Argo Group U.S., Inc., Argo International Holdings Limited, and Argo Underwriting Agency Limited (the “Borrowers”) entered into a new $325 million credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement includes a one-time borrowing of $125 million for a term loan (the “Term Loan”), and a $200 million revolving credit facility. The Company used most of the net proceeds from the Preferred Stock Offering (as defined in Note 11, “Shareholders’ Equity”) to pay off the Term Loan in September 2020. The Credit Agreement matures on November 2, 2023.
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
On December 20, 2022, the Borrowers and the lenders executed Amendment No. 3 to the Credit Agreement. This amendment increased the revolving commitments from $200 million to $220 million, with the addition of a new lender. Other revisions to the Credit Agreement included an updated minimum tangible net worth requirement, permitting the sale of Argo Underwriting Agency Limited and its subsidiaries in accordance with the Share Purchase Agreement dated as of September 8, 2022 between AIH and Ohio Farmers Insurance Company and removing AIH and AUA as Borrowers from the Credit Agreement upon such sale, and updating the benchmark interest rate provisions to replace US LIBOR with Term SOFR.
The Credit Agreement allows 100% of the revolving credit facility to be used for letters of credit (“LOCs”), subject to availability. At December 31, 2022 and 2021, there were $0.3 million and $40.3 million of LOCs, respectively, issued against the Credit Facility.

Letter of Credit Facilities - Argo Re
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
The issuance of LOCs using the uncommitted LOC facilities is at the discretion of the lenders. The availability of letters of credit under these secured facilities are subject to a borrowing base requirement, determined on the basis of specified percentages of the market value of eligible categories of securities pledged to the lender. On December 31, 2022, committed and uncommitted LOC facilities totaled $205 million.
On December 31, 2022, LOCs totaling $135.1 million were outstanding, of which $50.2 million were issued against the committed, secured bilateral LOC facility and $84.9 million were issued by commercial banks against the uncommitted, secured bilateral LOC facilities. Collateral with a market value of $169.8 million was pledged to these banks as security against these LOCs.
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
Other Letters of Credit
In November 2021, Argo Group executed a LOC facility with a commercial bank to issue LOCs in favor of Lloyd’s to support its Funds at Lloyd’s requirements. This facility has an initial term of one year, and is unsecured, renewable and includes customary conditions and event of default provisions. An LOC in the amount of £26 million ($35.1 million) was issued in favor of Lloyd’s, which allowed the Company to reduce its other collateral pledged to Lloyd’s by a comparable amount. Argo replaced the FAL LOC with other collateral in December 2022, and requested cancellation of the FAL LOC by Lloyds. Lloyds cancelled the LOC effective December 5, 2022, and the facility was subsequently terminated in January 2023.
Other LOCs issued and outstanding on 12/31/2022 were $4.2 million.
10.    Disclosures about Fair Value of Financial Instruments
Cash. The carrying amount approximates fair value.
Investment securities and short-term investments. See Note 3, “Investments,” for additional information.
Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables and reinsurance recoverables on paid losses approximates fair value due to their short term nature.
Debt. At December 31, 2022 and 2021, the fair value of our debt instruments is determined using both Level 1 and Level 2 inputs, as previously defined in Note 3, “Investments”.
We receive fair value prices from third-party pricing services for our financial instruments as well as for similar financial instruments. These prices are determined using observable market information such as publicly traded quoted prices, and trading prices for similar financial instruments actively being traded in the current market. We have reviewed the processes used by the third-party providers for pricing the securities and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of December 31, 2022 and December 31, 2021. A description of the valuation techniques we use to measure these liabilities at fair value is as follows:
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
A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	December 31,
	2022		2021
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures:
Trust preferred debentures	$172.7	$165.8	$172.7	$172.9
Subordinated debentures	85.9	88.1	85.5	91.9
Total junior subordinated debentures	258.6	253.9	258.2	264.8
Senior unsecured fixed rate notes	140.5	112.7	140.3	148.4
Floating rate loan stock (1)	54.7	52.5	57.0	57.1
	$453.8	$419.1	$455.5	$470.3
(1) Floating rate loan stock reclassified to liabilities held-for-sale. See Note 2, “Recent Acquisitions, Disposals & Other Transactions”.
Based on an analysis of the inputs, our financial instruments measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2022	Level 1 (1)	Level 2 (2)	Level 3 (3)
Junior subordinated debentures:
Trust preferred debentures	$165.8	$—	$165.8	$—
Subordinated debentures	88.1	—	88.1	—
Total junior subordinated debentures	253.9	—	253.9	—
Senior unsecured fixed rate notes	112.7	112.7	—	—
Floating rate loan stock	52.5	—	52.5	—
	419.1	112.7	306.4	—
(1)Quoted prices in active markets for identical assets
(2)Significant other observable inputs
(3)Significant unobservable inputs

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2021	Level 1 (1)	Level 2 (2)	Level 3 (3)
Junior subordinated debentures:
Trust preferred debentures	$172.9	$—	$172.9	$—
Subordinated debentures	91.9	—	91.9	—
Total junior subordinated debentures	264.8	—	264.8	—
Senior unsecured fixed rate notes	148.4	148.4	—	—
Floating rate loan stock	57.1	—	57.1	—
	470.3	148.4	321.9	—
(1)Quoted prices in active markets for identical assets
(2)Significant other observable inputs
(3)Significant unobservable inputs

11.    Shareholders’ Equity
Preferred Stock
At December 31, 2022, we have issued and outstanding 6,000 shares of our Series A Preference Shares (equivalent to 6,000,000 depositary shares, each representing a 1/1,000th interest in a Series A Preference Share) with a $25,000 liquidation preference per share (equivalent to $25 per depositary share) (the “Preferred Stock Offering”).
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
During 2022, our Board declared quarterly cash dividends totaling $1,750 on each share of our Series A Preference Shares, or $1.75 per depositary share, outstanding to our shareholders of record. For the year ended December 31, 2022, we paid cash dividends totaling $10.5 million to our preferred shareholders.
We are authorized to issue 30 million shares of $1.00 par value preferred shares. As of December 31, 2022 and 2021, 6,000 preferred shares were issued and outstanding.

Common Stock
On February 8, 2023, Company entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Brookfield Reinsurance Ltd. (“Brookfield Reinsurance”) and BNRE Bermuda Merger Sub Ltd., a wholly owned subsidiary of Brookfield Reinsurance (“Merger Sub”). As part of the Merger Agreement, the Company has agreed to suspend any dividends that would otherwise be declared and paid on the Company Shares during the period from the date of the Merger Agreement through the earlier of the closing of the transaction and the termination of the Merger Agreement. See Note 23, “Subsequent Events” for further information.
During 2022, our Board declared quarterly cash dividends totaling $1.24 on each share of common stock outstanding to our shareholders of record. For the year ended December 31, 2022, we paid cash dividends totaling $43.4 million to our common shareholders.
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
On May 3, 2016, our Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous Repurchase Authorizations. As of December 31, 2022, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million. However, the Company does not anticipate repurchasing shares at this time.
For the years ended December 31, 2022 and 2021, we did not repurchase any common shares. The repurchase of common stock is also subject to the terms of our Series A Preference Shares, pursuant to which we may not (other than in limited circumstances) purchase, redeem or otherwise acquire our common stock unless the full dividends for the latest completed dividend period on all outstanding shares of our Series A Preferred Stock have been declared and paid or provided for.
12.    Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of taxes (where applicable) by component for the year ended December 31, 2022 and 2021 is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Securities	Defined Benefit Pension Plans	Total
Balance, December 31, 2020	$(37.9)	$105.1	$(8.6)	$58.6
Other comprehensive income (loss) before reclassifications	2.6	(77.4)	1.5	(73.3)
Amounts reclassified from accumulated other comprehensive loss	—	(8.0)	—	(8.0)
Net current-period other comprehensive income (loss)	2.6	(85.4)	1.5	(81.3)
Balance, December 31, 2021	(35.3)	19.7	(7.1)	(22.7)
Other comprehensive (loss) income before reclassifications	(0.7)	(347.2)	(0.7)	(348.6)
Amounts reclassified from accumulated other comprehensive income	31.8	34.4	—	66.2
Net current-period other comprehensive income (loss)	31.1	(312.8)	(0.7)	(282.4)
Balance, December 31, 2022	$(4.2)	$(293.1)	$(7.8)	$(305.1)

The amounts reclassified from accumulated other comprehensive (loss) income shown in the above table have been included in the following captions in our Consolidated Statements of Income (Loss):

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Unrealized gains and losses on securities:
Net realized investment losses (gains) (1)	$43.6	$(12.2)	$(12.8)
(Benefit) provision for income taxes	(9.2)	4.2	—
Foreign currency translation adjustments:
Net realized foreign currency translation losses (2)	31.8	—	—
Total, net of taxes	$66.2	$(8.0)	$(12.8)
(1) Net realized investment (gains) losses includes losses realized as a result of the Loss Portfolio Transfer - U.S. Refer to the sale of Argo Underwriting Agency Limited in Note 2, “Recent Acquisitions, Disposals & Other Transactions” for additional information.
(2) Foreign currency translation losses were realized as a result of the sale of Argo Seguros and AGSE. Refer to the sale of Argo Seguros and AGSE in Note 2, “Recent Acquisitions, Disposals & Other Transactions” for additional information.
Income tax effects are released from accumulated other comprehensive income (loss) for unrealized gains or losses when the gains or losses are realized, and are taxed at the statutory rate based on jurisdiction of the underlying transaction.
13.    Net (Loss) Income Per Common Share
The following table presents the calculation of net (loss) income per common share on a basic and diluted basis:

	For the Years Ended December 31,
(in millions, except number of shares and per share amounts)	2022	2021	2020
Net income (loss)	$(175.2)	$6.7	$(54.1)
Less: Preferred share dividends	10.5	10.5	4.6
Net income (loss) attributable to common shareholders	(185.7)	(3.8)	(58.7)
Weighted average common shares outstanding - basic	34,980,608	34,816,160	34,614,813
Effect of dilutive securities:
Equity compensation awards	—	—	—
Weighted average common shares outstanding - diluted	34,980,608	34,816,160	34,614,813
Net income (loss) per common share:
Basic	$(5.31)	$(0.11)	$(1.70)
Diluted	$(5.31)	$(0.11)	$(1.70)
Excluded from the weighted average common shares outstanding calculation are 11,318,339, 11,315,889 and 11,315,889 shares, which are held as treasury shares, at December 31, 2022, 2021 and 2020, respectively. The shares are excluded as of their repurchase date. Due to the net losses incurred during the years ended December 31, 2022, 2021 and 2019, the potentially dilutive securities that were anti-dilutive, and therefore, omitted from the calculation were 79,276, 208,524, and 197,035 shares, respectively.
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

The compensation expense recognized under all our share-based payment plans was $9.6 million ($8.3 million, net of tax), $8.0 million ($6.9 million, net of tax) and $8.7 million ($7.8 million, net of tax) for the years ended December 31, 2022, 2021 and 2020, respectively. The compensation expense is included in Underwriting, acquisition and insurance expenses in our Consolidated Statements of Income (Loss).
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
Performance Shares
We have issued to certain key employees non-vested restricted stock awards whose vesting is subject to the achievement of certain performance measures. The non-vested performance share awards generally vest over one to four years. Non-vested performance share awards are valued based on the fair market value as of the grant date. Vesting of the awards is subject to the achievement of defined performance measures and the number of shares vested may be adjusted based on the achievement of certain targets. We evaluate the likelihood of the employee achieving the performance condition and include this estimate in the determination of the forfeiture factor for these grants.
A summary of non-vested performance share activity as of December 31, 2022 and changes during the year then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	200,564	$47.52
Granted	124,464	$41.00
Reclassed to restricted shares	(14,373)	$32.61
Vested and issued	(3,275)	$61.05
Expired or forfeited	(182,406)	$44.76
Outstanding at December 31, 2022	124,974	$46.41

As of December 31, 2022, there was $2.8 million of total unrecognized compensation cost related to performance share compensation arrangements granted by Argo Group. The weighted-average period over which this unrecognized expense is expected to be recognized is 1.6 years. The total fair value of shares vested during the year ended December 31, 2022 was $0.2 million.
Restricted Shares
A summary of restricted share activity as of December 31, 2022 and changes during the year then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	278,430	$49.57
Granted	359,108	$39.39
Reclassed from performance shares	14,373	$32.61
Vested and issued	(176,469)	$46.17
Expired or forfeited	(133,772)	$43.75
Outstanding at December 31, 2022	341,670	$42.19
As of December 31, 2022, there was $10.4 million of total unrecognized compensation cost related to restricted share compensation arrangements granted by Argo Group. The weighted-average period over which this unrecognized expense is expected to be recognized is 2.3 years. The total fair value of shares vested during the year ended December 31, 2022 was $8.1 million.

Stock-settled Share Appreciation Rights
For the year ended December 31, 2022, we issued 135,000 stock-settled share appreciation rights (“SSARs”) to our Chief Executive Officer. The SSARs will vest on a pro rata basis over a three year period, and have an exercise price of $43.80 per share. We valued the shares using the Black Scholes model, which resulted in a grant date fair value of $8.28 per share. As of December 31, 2022, we recognized $0.2 million in expense. Unamortized expense at December 31, 2022 was $0.9 million. Remaining legal life at December 31, 2022 was 4.5 years.
Employees Share Purchase Plans
We have established an employee stock purchase plan for eligible employees (Argo Group’s 2007 Employee Share Purchase Plan). Under this plan, newly issued shares of our common stock may be purchased over an offering period of three months at 85% of the lower of the market value on the first day of the offering period or on the designated purchase date at the end of the offering period. We have also established a “Save As You Earn Plan” for our United Kingdom (“U.K.”) employees. Under this plan, newly issued shares of our common stock may be purchased over an offering period of three or five years at 85% of the market value of the common shares on the first day of the offering period. Expense recognized under these plans for the years ended December 31, 2022, 2021 and 2020 was $0.7 million, $0.5 million and $0.7 million, respectively.
15.    Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses were as follows:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Commissions	$280.2	$289.5	$268.0
Other underwriting and insurance expenses	401.0	428.6	409.0
Total	681.2	718.1	677.0
Net deferral of policy acquisition costs	(10.5)	(15.8)	(9.3)
Total underwriting, acquisition and insurance expenses	$670.7	$702.3	$667.7

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
We also have operations in Ireland, Italy, and Switzerland which also are subject to income taxes imposed by the jurisdiction in which they operate. During 2022, our operations in Brazil and Malta were divested. We have operations in Barbados and the United Arab Emirates, which are not subject to income tax under the laws of those countries.
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
On August 16, 2022, U.S. legislation referred to as the Inflation Reduction Act of 2022 was enacted. This legislation enacted a new Corporate Alternative Minimum Tax and Excise Tax on Repurchases of Corporate Stock. The Company does not anticipate an impact to our financial statements in regards to the recent legislative change.
The following table presents the components of income tax provision (benefit) included in the amounts reported in our consolidated financial statements:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Current income tax provision (benefit) related to:
United States (Federal)	$(21.0)	$35.4	$28.0
United States (State)	$0.1	$2.4	$1.4
United Kingdom	(0.8)	(2.2)	(0.1)
Other jurisdictions	(1.7)	1.6	—	(1)
Total current income tax provision	(23.4)	37.2	29.3
Deferred income tax provision (benefit) related to:
United States	6.0	(26.3)	(5.1)
United Kingdom	7.3	(12.3)	(16.6)
Other jurisdictions	2.1	—	0.1
Total deferred income tax (benefit)	15.4	(38.6)	(21.6)
Income tax provision (benefit)	$(8.0)	$(1.4)	$7.7
(1) Tax expense for the respective year was less than $0.1 million.

Our expected income tax provision (benefit) computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the years ended December 31, 2022, 2021 and 2020, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

(in millions)	2022			2021			2020
	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$(76.0)		—%	$(18.0)		—%	$(56.2)		—%
United States	(83.2)		17.9%	65.6		18.1%	103.3		22.7%
United Kingdom	23.4		27.9%	(61.1)		24.4%	(100.6)		15.7%
Barbados	(4.5)		—%	—	(1)	—%	—	(1)	—%
Belgium	—		—%	—		—%	0.2		30.7%
Brazil	(0.1)		(422.4)%	15.3		10.4%	3.9		—%
United Arab Emirates	1.4		—%	1.4		—%	2.1		—%
Ireland	(39.1)		—%	(0.2)		—%	1.8		—%
Italy	(0.9)		(4.8)%	1.4		—%	0.6		—%
Malta	(4.2)		—%	0.9		—%	(1.4)		—%
Switzerland	—	(1)	—%	—	(1)	—%	(0.1)		—%
Pre-tax income (loss)	$(183.2)		4.3%	$5.3		(26.4)%	$(46.4)		(16.6)%
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

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Income tax provision (benefit) at expected rate	$(14.7)	$9.8	$4.0
Tax effect of:
Nontaxable investment income	(0.4)	(0.5)	(0.7)
Foreign exchange adjustments	(2.1)	(0.7)	1.6
Impairment of goodwill	5.4	8.2	1.0
Withholding taxes	2.7	0.1	0.1
Change in uncertain tax position liability	(1.4)	(4.5)	0.7
Change in valuation allowance	(7.6)	(0.7)	0.5
Impact of change in tax rate related to Finance Act 2021	1.7	(8.3)	—
Brazil Premiums and Underwriting	0.3	(5.3)	—
Sale of Brazil and Malta Operations	6.6	—	—
Other	1.5	0.5	0.5
Income tax provision (benefit)	$(8.0)	$(1.4)	$7.7

The net deferred tax asset (liability) comprises the tax effects of temporary differences related to the following assets and liabilities:

	December 31,
(in millions)	2022	2021
Deferred tax assets:
Losses and loss adjustment expense reserve discounting	$31.4	$35.4
Unearned premiums	26.5	27.0
Net operating loss carryforwards	26.5	31.6
Investment in limited partnership interests	14.0	21.1
Unrealized losses on equity securities	8.2	8.6
Unrealized losses on fixed maturities and other investment securities	63.6	—
Right of use assets	12.8	13.5
Accrued bonus	6.9	5.8
Stock option expense	0.9	1.1
United Kingdom underwriting results	—	28.1
Other	6.2	10.6
Deferred tax assets, gross	197.0	182.8
Deferred tax liabilities:
Unrealized gains on fixed maturities and other investment securities	—	(4.8)
Unrealized gains on limited partnership interests	(25.3)	(26.3)
Investments	(5.8)	(5.1)
Depreciable fixed assets	(7.1)	(7.9)
Deferred acquisition costs	(23.0)	(21.3)
Lease liability	(11.0)	(12.2)
TCJA reserve transitional liability	(1.6)	(2.1)
Other	(1.7)	(1.6)
Deferred tax liabilities, gross	(75.5)	(81.3)
Deferred tax assets, net before valuation allowance	$121.5	$101.5
Valuation allowance	(20.3)	(27.9)
Deferred tax asset (liabilities), net	$101.2	$73.6
Net deferred tax assets (liabilities) - Other jurisdictions	$—	$35.0
Net deferred tax assets (liabilities) - United States	101.2	38.6
Deferred tax asset (liabilities), net	$101.2	$73.6
Our gross deferred tax assets are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future taxable income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of future taxable income sufficient to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally for our U.S. property and casualty insurers two years for net operating losses and for all our U.S. subsidiaries three years for capital losses. If a company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. The valuation allowance for deferred tax assets decreased by $7.6 million in 2022 and primarily related to the following: ($1.6) million Internal Revenue Code Section 382 limited net operating loss carryforwards within the U.S., ($0.9) million cumulative losses incurred since inception within Italy, and ($5.1) valuation allowances related to divestitures of Brazil and Malta. Based upon a review of our available evidence our management concluded that it is more-likely-than-not that the deferred tax assets will be realized.
Deferred tax assets related to the United Kingdom have been reclassified to Held for Sale. These items include United Kingdom underwriting results, Net Operating Loss and Other U.K. deferred tax assets.
For tax return purposes, as of December 31, 2022, we had NOL carryforwards in Italy and United States. The amount and timing of realizing the benefits of NOL carryforwards depend on future taxable income and limitations imposed by tax laws. Brazil and Malta were sold in 2022 and related NOLs have been removed. Only a portion of the United States NOL carryforwards has been recognized as mentioned above in the consolidated financial statements and is included in net deferred tax assets. The NOL amounts by jurisdiction and year of expiration are as follows:

(in millions)	December 31, 2022	Expiration
Net operating loss carryforwards by jurisdiction:
Italy	46.1	Indefinite
United States	37.8	2025 - 2037
For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. Included in the balances at December 31, 2022 and 2021 were $4.6 million and $3.6 million, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. The Company believes it is reasonably possible that $1.1 million of the total amount of uncertain tax benefits will decrease within the next 12 months as a result of a lapse of the statute of limitations or settlement with taxing authorities. A net increase (decrease) of interest in the amount of $0.6 million, $(1.0) million, and $0.5 million has been recorded in the line item Interest Expense in our Consolidated Statements of Income (Loss) for the twelve months ended December 31, 2022, 2021, and 2020, respectively. A net increase (decrease) of penalty in the amount of $0.1 million, $(0.8) million, and $0.1 million has been recorded in the line item Underwriting, acquisition and insurance expenses in our Consolidated Statements of Income (Loss) for the twelve months ended December 31, 2022, 2021, and 2020, respectively.
The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2022 and 2021:

(in millions)	2022	2021
Balance at January 1	$3.6	$8.2
Additions for tax positions of prior years	3.0	—
Reductions for tax positions of prior years	(1.4)	(0.3)
Reductions based on settlements with taxing authorities	—	(2.8)
Expiration of statute of limitations	(0.6)	(1.5)
Balance at December 31	$4.6	$3.6
Our U.S. subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2019. Our U.K. subsidiaries are no longer subject to U.K. income tax examinations by His Majesty’s Revenue and Customs for years before 2014 (in respect of Ariel Corporate Member Limited), 2020 (in respect of Argo Management Services Ltd. and Argo (No 616) Ltd.) and 2021 for all other entities. Amended returns reopened previously closed examination periods.
As of December 31, 2022, our Texas Sales, Excise, and Use Tax returns for the periods January 1, 2017 through March 31, 2020 are under examination. At this time, the Company cannot reasonably estimate an assessment by the taxing authority. We do not expect the ultimate disposition of these audits to result in a material change in our financial position, results of operations, or liquidity.
17.    Pension Benefits and Savings Plans
Argo Group U.S. sponsors a qualified defined benefit plan and non-qualified unfunded supplemental defined benefit plans, all of which were curtailed effective February 2004. As of December 31, 2022 and 2021, the qualified pension plan was underfunded by $3.2 million and $2.6 million, respectively. The non-qualified pension plans were unfunded by $1.5 million and $1.8 million at December 31, 2022 and 2021, respectively. Underfunded and unfunded amounts are included in Accrued underwriting expenses and other liabilities in our Consolidated Balance Sheets. Based on the current funding status of the pension plan, effects of the curtailment and expected changes in pension plan asset values and pension obligations, we do not believe any significant funding of the pension plan will be required during the year ending December 31, 2022. Net periodic benefit costs were $0.1 million for the years ended December 31, 2022, $0.1 million for the year ended December 31, 2021 and 2020.
Substantially all of our employees are either eligible or mandated by applicable laws to participate in employee savings plans. Under these plans, a percentage of an employee’s pay may be or is mandated based on applicable laws to be contributed to various savings alternatives. The plans also call for our contributions under several formulae. Charges to income related to our contributions were $8.5 million, $9.3 million and $9.2 million in 2022, 2021 and 2020, respectively.

18.    Commitments and Contingencies
Argo Group’s subsidiaries are parties to legal actions incidental to their business. Based on the opinion of legal counsel, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.
We have contractual commitments to invest up to $108.9 million related to our limited partnership investments at December 31, 2022. These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time, not to exceed twelve years.
Federal Securities Class Action
The Police & Fire Retirement System City of Detroit v. Argo Group International Holdings, Ltd., et al., No. 22-cv-8971 (S.D.N.Y.)
On October 20, 2022, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers, alleging securities fraud violations under sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiff alleges that from February 13, 2018 through August 9, 2022, Defendants made false and misleading statements concerning the Company’s reserves and underwriting standards. On January 18, 2023, U.S. District Judge Lewis A. Kaplan granted the Police and Fire Retirement System City of Detroit and the Oklahoma Law Enforcement Retirement System’s joint motion for appointment as lead plaintiff. With the Court’s approval, lead plaintiffs are expected to file an amended complaint on or before March 13, 2023. Defendants anticipate making a motion to dismiss the amended complaint, due on or before May 12, 2023. Lead plaintiff is expected to serve an opposition to said motion on or before July 13, 2023, after which Defendants anticipate serving a reply.

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

Revenue and income before income taxes for each segment were as follows:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Revenue:
Net earned premiums
U.S. Operations	$1,209.0	$1,283.7	$1,207.6
International Operations	530.5	625.8	572.5
Run-off Lines	0.9	0.6	0.4
Total net earned premiums	1,740.4	1,910.1	1,780.5
Net investment income
U.S. Operations	88.4	119.4	80.3
International Operations	39.1	50.6	26.7
Run-off Lines	2.3	3.6	4.0
Corporate and Other	—	14.0	1.7
Total net investment income	129.8	187.6	112.7
Net investment and other gains (losses)	(115.3)	32.6	(3.6)
Total revenue	$1,754.9	$2,130.3	$1,889.6

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Income (loss) before income taxes
U.S. Operations	$(22.9)	$61.1	$113.1
International Operations	63.8	64.1	(75.3)
Run-off Lines	(1.8)	(41.5)	(9.6)
Total segment income before income taxes	39.1	83.7	28.2
Corporate and Other	(32.0)	(22.5)	(34.5)
Net investment and other gains (losses)	(115.3)	32.6	(3.6)
Foreign currency exchange gains (losses)	5.0	(1.6)	(15.4)
Impairment of goodwill and intangible assets	(28.5)	(43.2)	—
Non-operating expense	(51.5)	(43.7)	(21.1)
Total income (loss) before income taxes	$(183.2)	$5.3	$(46.4)
The table below presents net earned premiums by geographic location for the years ended December 31, 2022, 2021 and 2020. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Years Ended December 31,
(in millions)	2022	2021	2020
United States	$1,209.9	$1,277.0	$1,205.0
United Kingdom	480.2	475.3	361.1
Bermuda	38.0	54.8	96.5
Malta	3.9	35.4	59.5
All other jurisdictions	8.4	67.6	58.4
Total net earned premiums	$1,740.4	$1,910.1	$1,780.5

The following table represents identifiable assets:

	December 31,
(in millions)	2022	2021
U.S. Operations	$5,815.0	$5,800.1
International Operations (1)	3,791.6	3,932.3
Run-off Lines	284.4	314.7
Corporate and Other	143.4	270.7
Total	$10,034.4	$10,317.8
(1) $2,066.2 million of International assets were reclassified to assets held-for-sale in 2022. See Note 2, “Recent Acquisitions, Disposals & Other Transactions”.
Included in total assets at December 31, 2022 are $303.7 million in assets associated with trade capital providers that are classified as held-for-sale. Included in total assets at December 31, 2021 are $554.2 million in assets associated with trade capital providers.
The following table represents goodwill and intangible assets, net of accumulated amortization, as of December 31, 2022 and 2021:

	Goodwill		Intangible Assets, Net of Accumulated Amortization
(in millions)	2022	2021	2022	2021
U.S. Operations	$118.6	$118.6	$—	$—
International Operations (1)	—	28.7	—	17.3
Total	$118.6	$147.3	$—	$17.3
(1) $17.5 million of International goodwill was reclassified to assets held-for-sale in 2022. See Note 2, “Recent Acquisitions, Disposals & Other Transactions”.
During the year ended December 31, 2022, we recorded a $28.5 million impairment charge for the sale of Argo Underwriting Agency Limited, consisting of $17.3 million of indefinite lived intangible assets and $11.2 million of goodwill, representing the difference between the carrying value and implied fair value as determined by the consideration to be received. Refer to Note 2, “Recent Acquisitions, Disposals & Other Transactions” for additional information.
During the year ended December 31, 2021, we recorded a $43.2 million impairment charge on the intangibles related to Syndicate 1200. Management’s fourth quarter of 2021 analysis of Syndicate 1200, reflected an implied fair value which was below the reporting unit’s carrying value. As such, the intangibles impairment charge was recorded during the fourth quarter of 2021.
20.    Statutory Accounting Principles
Financial Information
The statutory capital and surplus for our principal operating subsidiaries was as follows:

Statutory capital and surplus (1)	December 31,
(in millions)	2022	2021
Bermuda	$1,024.9	$1,425.8
United Kingdom (2)	370.0	414.8
United States	1,111.1	1,177.2
(1) Such amounts include ownership interests in affiliate insurance and reinsurance subsidiaries.
(2) Capital on deposit with Lloyd’s in U.S. dollars
The statutory net income (loss) for our principal operating subsidiaries was as follows:

Statutory net income (loss) (1)	For the Years Ended December 31,
(in millions)	2022	2021	2020
Bermuda	$(29.1)	$14.2	$(18.0)
United Kingdom (2)	21.4	8.6	(53.0)
United States	(117.8)	103.5	76.4
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
The payment of dividends to our shareholders is governed by the Bermuda Companies Act of 1981, as amended, which permits the payment of dividends so long as (i) we are not, or would not be after the payment, unable to pay our liabilities as they become due and (ii) the realizable value of our assets is in excess of our liabilities after taking such payment into account. In light of these restrictions, we have no material restrictions on dividend payments that may be made to our shareholders at December 31, 2022.
Argo Re is the direct subsidiary of Argo Group, and therefore, has direct dividend paying capabilities to the parent.
As of December 31, 2022, Argo Re’s solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Insurance Act. As of December 31, 2022 and 2021, the minimum statutory capital and surplus required to be maintained by Argo Re was $100.0 million and $126.8 million, respectively.
Argo Re is generally prohibited from declaring or paying, in any financial year, dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Bermuda Monetary Authority (“BMA”) an affidavit signed by at least two directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio. Argo Re may not reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Based on these regulatory restrictions, the maximum amount available for payment of dividends to Argo Group by Argo Re during 2022 without prior regulatory approval is $256.2 million.
In 2022, 2021, and 2020 Argo Re paid cash dividends of $33.0 million, $85.0 million, and $58.8 million respectively, to Argo Group. The proceeds of the dividends were used to repay intercompany balances related primarily to the funding of dividend and interest payments and other corporate expenses. In 2022, it also included the dividend of the proceeds from the sale of Argo Seguros.
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
During 2022, Argo Group U.S., Inc. received a dividend of $10.6 million from Rockwood.
Argonaut Insurance Company is a direct subsidiary of Argo Group U.S., Inc. and is regulated by the Illinois Division of Insurance. During 2023, Argonaut Insurance Company may be permitted to pay dividends of up to $99.4 million without approval from the Illinois Division of Insurance. Rockwood, a direct subsidiary of Argo Group U.S., Inc., is regulated by the Pennsylvania Department of Insurance. Rockwood may be permitted to pay dividends of up to $21.3 million without approval from the Pennsylvania Department of Insurance during 2023. Each department of insurance may require prior approval for the payment of all dividends, based on business and regulatory conditions of the insurance companies.
AUA is our wholly-owned subsidiary through which we conduct the operation of Syndicate 1200. Dividend payments from AUA to the immediate parent are not restricted by regulatory authority. AUA was sold on February 2, 2023. See Note 2, “Recent Acquisitions, Disposals & Other Transactions” for additional information related to this transaction.

Certain assets of our subsidiaries are pledged to regulatory agencies, serve as collateral for letters of credit or are assigned as the assets of the trade capital providers of our former Lloyd’s syndicate, and therefore, are not available funds that may be paid up as dividends to Argo Group. See Note 3, “Investments” and Note 19, “Segment Information” for further discussion.
21.    Insurance Assessments
We participate in statutorily created insolvency guarantee and weather-related loss protection associations in all states where we are authorized to transact business. These associations were formed for the purpose of paying the claims of insolvent companies. We are assessed a pro-rata share of such claims based upon our premium writings, subject to a maximum annual assessment per line of insurance. Certain of these assessments can be recovered through premium tax offsets or policy surcharges. We do not believe that assessments on current insolvencies will have a material impact on our financial condition or results of operations. We have accrued assessments of $5.2 million and $5.8 million at December 31, 2022 and 2021, respectively.
22.    Transactions with Related Parties

There were no material transactions with related parties during the twelve months ended December 31, 2022.
23.    Subsequent Events
Sale of Argo Underwriting Agency Limited
On February 2, 2023, the Company completed the sale of the entire issued share capital of AUA, our Syndicate 1200 business. At the closing, the Company received cash proceeds of approximately $125.0 million. An additional amount of approximately $30.6 million was placed in escrow by the Buyer related to certain reinsurance-related recoverables, which may be released to the Seller over a period of two years following the closing. At the end of the two-year escrow period, any remaining balance of the $30.6 million escrow will be returned to the Buyer. See Note 2, “Recent Acquisitions, Disposals & Other Transactions” for additional information related to this transaction.
Entry into a Merger Agreement
On February 8, 2023, we entered into an the Merger Agreement, with Brookfield Reinsurance and Merger Sub, a wholly owned subsidiary of Brookfield Reinsurance. The Merger Agreement provides for the merger of the Merger Sub with and into us, which we refer to as the “Merger,” with us surviving the Merger as a wholly owned subsidiary of Brookfield Reinsurance. Completion of the Merger is subject to customary closing conditions. In addition, the obligation of each party to consummate the Merger is conditioned upon, among other things, the accuracy of the representations and warranties of the other party (subject to certain materiality exceptions), and material compliance by the other party with its covenants under the Merger Agreement. Therefore, the Merger may not be completed as timely as expected or at all.
In addition, if the Merger is not completed by November 8, 2023 (which date may be extended until February 8, 2024 if all conditions to the Merger are satisfied or waived other than obtaining required regulatory approvals), either we or Brookfield Reinsurance may choose to terminate the Merger Agreement. Either party may also elect to terminate the Merger Agreement in certain other circumstances, including by mutual written consent of both parties.
The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to and qualified in its entirety by reference to the Merger Agreement, a copy of which is filed as Exhibit 2.1 to this Annual Report on Form 10-K.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

BALANCE SHEETS	December 31,
	2022	2021
Assets
Short-term investments	$1.8	$14.5
Investment in subsidiaries	1,281.7	1,740.8
Cash	5.2	2.0
Operating lease right-of-use assets	4.6	5.3
Other assets	6.7	5.2
Total assets	$1,300.0	$1,767.8

Liabilities and Shareholders' Equity
Junior subordinated debentures	$28.4	$28.4
Accrued underwriting expenses and other liabilities	10.0	3.6
Operating lease liabilities	4.6	5.3
Due to subsidiaries	14.0	(4.7)
Intercompany notes payable	10.1	—
Total liabilities	67.1	32.6
Shareholders' equity	1,232.9	1,735.2
Total liabilities and shareholders' equity	$1,300.0	$1,767.8

STATEMENTS OF INCOME (LOSS)	For the Years Ended December 31,
	2022	2021	2020
Revenue:
Net investment expense	$—	$—	$—
Net realized investment (loss) gains	—	—	(8.3)
Total revenue	—	—	(8.3)
Expenses:
Interest expense	1.6	1.2	3.6
Operating expenses	(0.6)	6.2	20.4
Non-operating expenses	26.2	0.2	4.4
Total expenses	27.2	7.6	28.4
Net loss before equity in earnings of subsidiaries (1)	(27.2)	(7.6)	(36.7)
Equity in undistributed earnings of subsidiaries	(148.0)	14.3	(17.4)
Net (loss) income	$(175.2)	$6.7	$(54.1)
Dividends on preferred shares	10.5	10.5	4.6
Net (loss) income attributable to common shareholders	$(185.7)	$(3.8)	$(58.7)
(1)Argo Group is not subject to taxation.
See the Report of the Independent Registered Public Accounting Firm.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

STATEMENTS OF CASH FLOWS	For the Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net (loss) income	$(175.2)	$6.7	$(54.1)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	1.5	1.5	1.1
Share-based payments expense	2.8	2.3	3.6
Net realized investment and other losses (gains)	—	—	8.3
Loss on disposal of fixed assets	(3.5)	(3.0)	0.1
Undistributed earnings of subsidiaries	148.0	(14.3)	17.4
Change in:
Prepaid assets	(1.8)	7.2	(2.2)
Accrued underwriting expenses	6.0	(4.1)	(9.1)
Due to subsidiaries	28.8	(12.1)	(11.1)
Other, net	4.7	(3.9)	(7.8)
Cash provided by (used in) operating activities	11.3	(19.7)	(53.8)
Cash flows from investing activities:
Change in short-term investments	12.7	(13.9)	—
Settlements of foreign currency exchange forward contracts	(2.0)	0.5	0.1
Capital contribution to subsidiaries	—	—	(145.3)
Proceed from sale of Ariel Re	—	—	30.0
Dividend received from subsidiaries	33.3	85.0	71.9
Cash (used in) provided by investing activities	44.0	71.6	(43.3)
Cash flows from financing activities:
Issuance for preferred shares, net of issuance costs	—	—	144.0
Activity under stock incentive plans	1.8	1.3	1.8
Payment of cash dividend to preferred shareholders	(10.5)	(10.5)	(4.6)
Payment of cash dividend to common shareholders	(43.4)	(43.7)	(43.0)
Cash provided by (used in) financing activities	(52.1)	(52.9)	98.2
Change in cash	3.2	(1.0)	1.1
Cash, beginning of year	2.0	3.0	1.9
Cash, end of year	$5.2	$2.0	$3.0
See the Report of the Independent Registered Public Accounting Firm.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
SCHEDULE III
SUPPLEMENTAL INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(in millions)

Segment	DAC (1)	Reserves for Losses and Loss Adjustment Expenses (2)	UPR (3)	Premium Revenue (4)	Net Investment Income (5)	Loss & LAE (6)	Amortization (Deferral) DAC (7) (8)	Other Operating Expenses (9)	Net Premiums Written (10)
Year Ended December 31, 2022
U.S. Operations	109.4	3,718.1	893.4	1,209.0	88.4	870.1	(3.5)	436.3	1,196.2
International Operations (11)	(2.4)	1,100.4	146.5	530.5	39.1	293.9	(7.0)	212.3	544.5
Run-off Lines	—	233.1	—	0.9	2.3	2.9	—	1.6	0.8
Corporate and Other	—	—	—	—	—	—	—	31.0	—
Total	$107.0	$5,051.6	$1,039.9	$1,740.4	$129.8	$1,166.9	$(10.5)	$681.2	$1,741.5
Year Ended December 31, 2021
U.S. Operations	103.7	3,422.4	973.7	1,283.7	119.4	908.2	(5.8)	425.1	1,304.8
International Operations	64.3	1,911.4	493.1	625.8	50.6	362.1	(10.0)	256.3	671.7
Run-off Lines	—	261.2	—	0.6	3.6	44.3	—	1.0	0.8
Corporate and Other	—	—	—	—	14.0	—	—	35.7	—
Total	$168.0	$5,595.0	$1,466.8	$1,910.1	$187.6	$1,314.6	$(15.8)	$718.1	$1,977.3
Year Ended December 31, 2020
U.S. Operations	98.2	3,091.9	939.2	1,207.6	80.3	768.7	(8.6)	398.3	1,223.0
International Operations	65.4	2,077.6	525.4	572.5	26.7	428.6	(0.7)	242.3	586.6
Run-off Lines	—	236.5	0.2	0.4	4.0	11.5	—	1.7	0.5
Corporate and Other	—	—	—	—	1.7	—	—	34.7	—
Total	$163.6	$5,406.0	$1,464.8	$1,780.5	$112.7	$1,208.8	$(9.3)	$677.0	$1,810.1
(1) Deferred policy acquisition costs.
(2) Future policy benefits, losses, claims and loss expenses.
(3) Unearned premiums.
(4) Premium revenue, net (premiums earned).
(5) Net investment income allocated based upon each segment’s share of investable funds.
(6) Benefits, claims, losses and settlement expenses.
(7) Amortization (deferral) of deferred policy acquisition costs.
(8) The amortization (deferral) of DAC will not equal the change in the balance sheet. See Note 1, “Business and Significant Accounting Policies” for further discussion.
(9) Other insurance expenses allocated based on specific identification, where possible, and related activities.
(10) Premiums written, net.
(11) $993.4 million of gross reserves were reclassified as liabilities held-for-sale at December 31, 2022. See Note 2, “Recent Acquisitions, Disposals & Other Transactions”.
See the Report of the Independent Registered Public Accounting Firm.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at Beginning of Year	Charged to Cost and Expense	Capital Loss Carryforward	Net Operating Loss Carryforward	Charged to Other Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2022
Deducted from assets:
Valuation allowance for deferred tax asset	$27.9	$—	$3.3	$(10.9)	$—	$—	$20.3
Year Ended December 31, 2021
Deducted from assets:
Valuation allowance for deferred tax asset	$28.6	$(0.7)	$—	$—	$—	$—	$27.9
Year Ended December 31, 2020
Deducted from assets:
Valuation allowance for deferred tax asset	$28.1	$0.5	$—	$—	$—	$—	$28.6
See the Report of the Independent Registered Public Accounting Firm.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
SCHEDULE VI
SUPPLEMENTAL INFORMATION FOR PROPERTY-CASUALTY INSURANCE COMPANIES
(in millions)

	For the Years Ended December 31,
	2022	2021	2020
Deferred acquisition costs (1)	$107.0	$168.0	$163.6
Reserves for losses and loss adjustment expenses (1)	$5,051.6	$5,595.0	$5,406.0
Unamortized discount in reserves for losses (1)	$19.3	$18.8	$17.8
Unearned premiums (1)	$1,039.9	$1,466.8	$1,464.8
Premiums earned	$1,740.4	$1,910.1	$1,780.5
Net investment income	$129.8	$187.6	$112.7
Losses and loss adjustment expenses incurred:
Current year	$1,102.2	$1,176.3	$1,201.1
Prior years	64.7	138.3	7.7
Losses and loss adjustment expenses incurred	$1,166.9	$1,314.6	$1,208.8
(Deferral) amortization of policy acquisition costs (2)	$(10.5)	$(15.8)	$(9.3)
Paid losses and loss adjustment expenses, net of reinsurance	$999.5	$869.2	$1,119.8
Gross premiums written	$2,848.1	$3,181.2	$3,233.3
(1) As of December 31, 2022, balances related to AUA were reclassified held-for-sale. See Note 2, “Recent Acquisitions, Disposals & Other Transactions.”
(2) The amortization (deferral) of policy acquisition costs will not equal the change in the balance sheet. For further discussion, see Note 1, “Business and Significant Accounting Policies.”
See the Report of the Independent Registered Public Accounting Firm.