Form 10-K/A
period 2022-12-31
Argo Group International Holdings, Ltd.
filed 2023-04-28
CIK 1091748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to

Commission file number: 1-15259

ARGO GROUP INTERNATIONAL HOLDINGS, LTD

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

As of April 27, 2023, the Registrant had 35,169,460 shares of common stock outstanding (less treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name:

1/01/22 -5/31/22 - Ernst & Young LLP Auditor Location: San Antonio, Texas Auditor Firm ID: 42

6/01/22 -12/31/22 - KPMG LLP                        Auditor Location: New York, NY Auditor Firm ID: 185

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Argo Group International Holdings, Ltd. (the “Company”) for the year ended December 31, 2022 that was originally filed with the Securities and Exchange Commission (“SEC”) on March 6, 2023 (the “Original Filing”). This Amendment is being filed primarily for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K.

This information was previously omitted from the Original Filing in reliance on SEC general instructions to Form 10-K, which permits the information in the above referenced items to be incorporated in a Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after a company’s fiscal year end. We are filing this Amendment to include Part III information in the Original Filing because our definitive proxy statement containing this information will not be filed before that date. As such, this Amendment hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Filing as well as the Form 10-K cover page (solely to update the number of Common Shares outstanding to April 27, 2023 and to remove the statement that information is being incorporated by reference from our definitive proxy statement).

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

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

Annual Report on Form 10-K/A

For the Year Ended December 31, 2022

TABLE OF CONTENTS

PART III
Item	10.	Directors, Executive Officers and Corporate Governance	1
Item	11.	Executive Compensation	9
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	39
Item	13.	Certain Relationships and Related Transactions and Director Independence	41
Item	14.	Principal Accounting Fees and Services	42

PART IV
Item	15.	Exhibits	44

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board Leadership Structure

The Company benefits from a highly qualified, experienced and refreshed Board that provides independent oversight and guidance on the execution of the Company’s strategy. The Board is currently is comprised of six accomplished directors, five of whom are independent and all of whom bring significant and continuing relevant expertise to the Company.

The Board and management have benefitted from both the fresh perspectives brought by our newer directors, as well as the industry and Company specific expertise of our longer-tenured directors.

The Board and its committees exercise leadership over governance functions in a variety of ways, including by:

•	Overseeing the management of the Company, including oversight of significant transactions, investments and risk management;

•	Reviewing and assisting in short and long-term planning and strategy;

•	Exercising direct decision-making authority in key areas, such as determining governance standards and declaring dividends;

•	Evaluating the performance of the Chief Executive Officer (“CEO”);

•	Reviewing development and succession plans for top executives; and

•	Engaging with, and sharing perspectives from, shareholders and key stakeholders.

The Company’s Corporate Governance Guidelines provide that the Board is free to make the selection of the Chairperson of the Board and the CEO in the manner and based upon the criteria that the Board deems appropriate at the time of such selection. The Board has no policy requiring the separation of the role of Chairperson and CEO. However, if the positions of Chairperson and CEO are combined, then the independent directors of the Board shall elect a Lead Independent Director.

Currently, the Board believes that the interests of all shareholders are best served through a leadership model with a combined Chair/CEO position and Lead Independent Director. Thomas A. Bradley currently serves as the Company’s CEO and Executive Chairman of the Board. Mr. Bradley became a director in 2018 and was appointed as Board Chair in 2020. He also previously served as interim chief executive officer between March 2022 to June 2022, when he was appointed CEO. Mr. Bradley has the experience necessary to work closely with the Board while also effectively leading the management team.

This structure is supported by also providing for and maintaining strong, independent oversight of the Board. In support of that independent oversight, the Board and Company have instituted a number of steps — including the appointment of Bernard Bailey as Lead Independent Director pursuant to our Corporate Governance Guidelines, regularly reviewing Board leadership structure, including during the Board’s annual evaluation process, refreshing Committee assignments, and implementing several corporate governance policies and practices that promote a strong, effective and independent Board.

Information of our Directors

We provide a summary of biographical and committee information for each of our directors as of April 27, 2023.

Bernard C. Bailey

Age: 69

Director Since: 2020

Lead Independent Director Since:

March 2022

Committees:

Audit (Chair)

Human Resources

Other Current Public Directorships:

None

Other Previous Public Directorships During Last Five Years:

Analogic Corp

Telos Corporation

Experience:

	•	President of Paraquis Solutions, a private consulting company focused on corporate governance and strategy (January 2020 – present).

	•	Adjunct Professor at Case Western Reserve University for strategy and management.

	•	During the period September 2018 to December 2019, he served as President of the Committee for Economic Development, a business- led, nonpartisan economic think tank.

	•	Served as Chairman and CEO of Authentix, a private equity-backed global enterprise focused on anti-counterfeiting and brand protection practices, from 2012 to 2018. Since its sale by the Carlyle Group to Blue Water Energy, he has continued to serve as Chairman of the Board of Authentix since September 2018.

	•	Prior to that, he ran his own consulting company, Paraquis Solutions, LLC. Mr. Bailey also served as President and CEO of Viisage Technology, Inc.

	•	Ph.D. in Management from Case Western Reserve University where his dissertation focused on corporate governance; MBA from The George Washington University School of Business as well as degrees in engineering and systems management from the University of California, Berkeley, University of Southern California, and the United States Naval Academy.

Key Qualifications:

Mr. Bernard C. Bailey’s career spans over three decades of business and management experience, including experience as a public-company Chief Executive Officer, as well as extensive board and governance experience. He has expertise in the security and technology industries, serving both public and private sector customers.

Thomas A. Bradley

Age: 65

Director Since: 2018

Board Chair since: 2020

Committees:

Investment

Risk & Capital

Other Current Public Directorships:

Horace Mann Educators Corporation

Other Previous Public Directorships During Last Five Years:

None

Experience:

	•	Chief Executive Officer as of June 23, 2022.

	•	Retired from Allied World Assurance Company Holdings, AG, a global provider of insurance and reinsurance solutions, in July 2017. He had served there as the Chief Financial Officer and Executive Vice President since 2012.

	•	Prior to that, Mr. Bradley had served as the Executive Vice President & Chief Financial Officer for two other public companies, Fair Isaac Corporation and the St. Paul Companies.

	•	Also held senior financial and operational positions at Zurich Insurance Group, including Chief Financial Officer for North America and Chief Executive Officer of the Universal Underwriters Group (now Zurich Direct Markets).

	•	Formerly a director of Nuveen Investments, Inc.

	•	Received a Bachelor of Science degree in accounting from the University of Maryland and a Masters in Business Administration from Loyola University of Maryland and is a Certified Public Accountant (inactive).

Key Qualifications:

Our Board considered Mr. Bradley’s critical understanding of the Company’s operations based on his role as Chief Executive Officer, his extensive leadership and accounting, internal control, and audit experience. Mr. Bradley also possesses financial reporting expertise and a level of financial sophistication that qualified him as a financial expert of the Audit Committee (although Mr. Bradley ceased to serve as a member of the Audit Committee upon his appointment as Chief Executive Officer).

Dymphna A. Lehane

Age: 59

Director Since: 2017

Committees:

Human Resources (Chair)

Risk & Capital

Nominating and Corporate Governance

Other Current Public Directorships:

None

Other Previous Public Directorships During Last Five Years:

None

Experience:

	•	Portfolio of insurance related board roles including former Independent Chair of the Debt Market Integrator, a United Kingdom Government (Cabinet Office) venture serving a number of government departments (2016-2020), Chairman of ORIC International, the Insurance Industry Risk Consortium (2015-2020), and non-executive director of Aviva Ireland Life and Pensions and Aviva Ireland Health.

	•	Ms. Lehane serves as Chair of Westfield Specialty Managing Agency Ltd. (formerly known as, Argo Managing Agency Limited) and on the board of Xchanging Ins-Sure Services (Lloyds/DXC/IUA JV) which will digitize the Lloyds market processing under Blueprint2. She is also Chair of the RemCo for Ins-Sure Services.

	•	Ms. Lehane also serves as a director of the Company’s two Irish subsidiaries, Argo Financial Holding (Brazil) DAC and Argo Financial Holding (Ireland) UC.

	•	From 1988 to 2007, Ms. Lehane was a Senior Partner at Accenture, including serving as Global Managing Partner, Insurance Industry.

	•	Holds a BSc Computer Science from the University of Witwatersrand and an MBA from the International Institute for Management Development in Lausanne, Switzerland. Also completed the University of Oxford’s Leading Sustainable Corporations program in 2021.

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

Samuel G. Liss

Age: 66

Director Since: 2019

Committees:

Nominating and Corporate Governance (Chair)

Audit

Investment

Other Current Public Directorships:

Verisk Analytics, Inc.

Other Previous Public Directorships During Last Five Years:

DST Systems, Inc.

Experience:

	•	Managing principal of Whitegate Partners LLC, an advisory firm to operating companies and private equity firms specializing in the financial services and business services sectors, since 2011.

	•	Adjunct Professor at New York University Stern School of Business.

	•	From an operating perspective, Mr. Liss served as Executive Vice President and member of the Management Committee at Travelers Companies, a leading property casualty insurer, where he was responsible for corporate development, as well as group business head of one of Travelers’ three operating divisions - Financial, Professional and International Insurance.

	•	Prior to operating roles at Travelers and St Paul Companies, Mr. Liss was a Managing Director in the investment banking and equity divisions at Credit Suisse. He began his career at Salomon Brothers.

	•	Previously served on the board of directors of Ironshore Insurance, Inc. and Nuveen Investments, Inc.

	•	Mr. Liss received a Bachelor of Arts degree from Wesleyan University, pursued graduate studies at the London School of Economics and received a Masters of Business Administration from New York University.

Key Qualifications:

Our Board considered Mr. Liss’ management and operational experience gained as a senior executive of a global insurance business, expertise in investment banking and capital markets, and a broad range of public company governance experience.

Carol A. McFate

Age: 70

Director Since: 2020

Committees:

Investment (Chair)

Audit

Human Resources

Other Current Public Directorships:

Upbound Group, Inc.

Other Previous Public Directorships During Last Five Years:

None

Experience:

	•	Former Chief Investment Officer of Xerox Corporation, a global corporation that sells print and digital document products and services, from late 2006 until she retired in October 2017. She was responsible for the insourcing, oversight and management of retirement investments for the US, Canada and the UK.

	•	Prior to that, Ms. McFate served in a number of senior executive finance and investment management roles in the insurance industry over nearly two decades, including Executive Vice President and Global Treasurer of XL Global Services (the shared services subsidiary of XL Capital Ltd); Vice President & Treasurer of American International Group, Inc.; and Senior Vice President, Prudential Investment Corp. (investment subsidiary of The Prudential Insurance Company).

	•	Ms. McFate was elected to the Board of Directors of Upbound Group, Inc (formerly known as Rent-A-Center, Inc.). in June 2019, where she serves on the Audit and Risk Committee and chairs the Nomination and Corporate Governance Committee.

	•	In July 2019, Ms. McFate joined the Board of Verger Capital Management, LLC, a registered investment manager, and serves as the Chair of the Conflicts Committee and is a member of the Audit & Compliance, Investment, and Nominating and Governance committees.

	•	Previously, she served on the Board of Directors of CIEBA, Inc. and the Board of Trustees of The Katharine Hepburn Cultural Arts Center and the Parsons Dance Foundation.

	•	Ms. McFate earned an MBA from the Harvard University Graduate School of Business (Harvard Business School) and a B.S. in Economics from Juniata College. She is also a Chartered Financial Analyst (CFA).

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

Al-Noor Ramji

Age: 68

Director Since: 2017

Committees:

Risk & Capital (Chair)

Nominating and Corporate Governance

Other Current Public Directorships:

Nation Media Group

Northgate Capital

Tata Motors

Other Previous Public Directorships During Last Five Years:

iSoftStone Holdings

Virtusa Corp.

Experience:

	•	Former Group Chief Digital Officer at Prudential plc, an international financial services group, since January of 2016 and is responsible for developing and executing an integrated, long-term digital strategy for the group.

	•	Before joining Prudential, he worked at Northgate Capital, a venture firm in Silicon Valley, from November 2014 to December 2015 where he ran technology-focused funds.

	•	Prior to working at Northgate Capital, Mr. Ramji served as Chief Strategy Officer of Calypso Technology, Inc. from March 2014 until July 2015. Prior to this, he was a director of Misys plc, a financial services group, and also served as an executive vice president of Misys Plc.

	•	Previously held leading technology and innovation roles at BT Group, Qwest Communications, Dresdner Kleinwort Benson and Swiss Bank Corporation.

Key Qualifications:

Our Board considered Mr. Ramji’s extensive background in information technology services and digital strategies which play an integral role in the Company’s operations.

Information About Our Executive Officers

Below are the name, age, offices held and business experience for each of the Company’s executive officers as of April 27, 2023.

Thomas A. Bradley (65) has been our Chief Executive Officer since June 23, 2022, having previously served as Interim Chief Executive Officer since March 3, 2022. Mr. Bradley served as the Chief Financial Officer and Executive Vice President of Allied World Assurance Company Holdings, AG, a global provider of insurance and reinsurance solutions, from 2012 until his retirement in 2017. Prior to that, Mr. Bradley had served as the Executive Vice President and Chief Financial Officer for two other public companies, Fair Isaac Corporation and the St. Paul Companies. He also held senior financial and operational positions at Zurich Insurance Group, including Chief Financial Officer for North America and Chief Executive Officer of the Universal Underwriters Group (now Zurich Direct Markets). Mr. Bradley received a Bachelor of Science degree in accounting from the University of Maryland and a Masters in Business Administration from Loyola University of Maryland and is a Certified Public Accountant (inactive).

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

Susan B. Comparato (53) became the Chief Administrative Officer of the Company in August 2021. She previously served as Argo Group’s U.S. General Counsel and most recently as SVP, U.S. Insurance, managing a portfolio of the Company’s U.S. business lines. Prior to joining the Company in August 2018, Ms. Comparato spent 16 years at Syncora Holdings where she held a number of senior positions, including as their CEO, General Counsel and Board member. Ms. Comparato started her career as a securitization attorney with Sidley Austin LLP. Ms. Comparato received a Bachelor of Science degree in finance from Georgetown University and her Juris Doctor degree from William & Mary Law School.

Allison D. Kiene (56) has served as the Company’s General Counsel since October 2020 and Secretary of the Company since August 2021. She came to the Company from Sompo International Holdings Ltd., a wholly-owned subsidiary of Sompo Holdings, Inc. established in 2017 as the result of the acquisition of Endurance Specialty Holdings Ltd. (“ENH”), where she served as Assistant General Counsel and Chief Compliance Officer. Ms. Kiene joined ENH following ENH’s acquisition of Montpelier Re Holdings Ltd. (“MRH”) in July 2015. From 2007 to 2015, Ms. Kiene served as Assistant General Counsel, Assistant Group Secretary and Head of Group Compliance for MRH. While at MRH, Ms. Kiene also served as General Counsel and Chief Compliance Officer for MRH’s investment management company, Blue Capital Management Ltd. Since October 2019, Ms. Kiene has served as a board member and chair of the Governance and Nomination Committee of Team Telomere, a not-for-profit organization dedicated to providing information and support services to families worldwide affected by Dyskeratosis Congenita and Telomere Biology Disorder. Ms. Kiene received her Bachelor of Science degree in Pharmacy from the University of Connecticut School of Pharmacy and her Juris Doctor degree from the University of Connecticut School of Law. Ms. Kiene is admitted to the Bar in Connecticut, Massachusetts, and New York.

Jessica Snyder (52) was appointed as President, U.S. insurance, effective August 15, 2022. She joined the Company from GuideOne Insurance where she served as its President and Chief Executive Officer from 2017 through 2022. Prior to GuideOne, Ms. Snyder served as Senior Vice President of commercial and specialty lines at State Auto Insurance from 2015 to 2017. She also served As Senior Vice President, Chief Operating Officer and Chief Financial Officer at Rockhill Insurance Group, a member of the State AutoGroup from 2005-2009. She also was the Chief Financial Officer at Citizens Property Insurance from 1998 to 2005. Ms. Snyder also serves on the Board of Directors of Open Lending Corporation, a NASDAQ company, since August 2020, where she serves as Vice Chair, Chair of the Audit Committee and a member of the Nominating and Corporate Governance Committee. Ms. Snyder received a Bachelor of Science in accounting from the University of Wisconsin and a Master of Business Administration degree in finance from the University of Florida.

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

As of April 27, 2023, Messrs. Bailey and Liss and Ms. McFate serve as members of the Audit Committee and each such member is “independent” and meets the other requirements for audit committee membership, including financial literacy, as defined by applicable NYSE listing rules and SEC rules for audit committee members. The Board has determined that Mr. Bailey qualifies as an “audit committee financial expert” within the meaning of applicable SEC rules and regulations governing the composition of the Audit Committee.

Item 11. Executive Compensation

Non-Employee Director Compensation

Compensation Program

As of April 27, 2023, our non-employee directors receive a combination of cash retainers and special meeting fees as described in the following table. In addition, our non-employee directors receive annual grants of equity compensation. We also reimburse our directors for travel, lodging and related expenses incurred in attending our Board or committee meetings or for travel related to the Company’s business.

Working with FW Cook, the independent compensation consultant to the Human Resources Committee (“HR Committee”), our Board reviews compensation on a regular basis to evaluate whether our non-employee director compensation program is market competitive with our peers. In April 2022, after consultation with FW Cook, the Board approved an annual retainer of $30,000 for the lead independent director. Mr. Bradley stopped receiving any compensation related to his service as a director or Chairman of the Board upon his appointment as Interim Chief Executive Officer in March 2022. The director compensation program did not otherwise change as compared to 2021.

Cash Compensation

Annual Retainer (paid in quarterly installments)	$85,000, of which $40,000 ($10,000 per quarter) is paid subject to attendance at Board meetings

Board and Committee Meeting Fees

Special Meetings of the Board = $2,000 per meeting

Special Meetings of the Committees(1) = $1,000 per meeting

Informational Calls of the Board or Committees with prior HR Committee Approval = $1,000 per meeting

Board and Committee Retainers (paid in quarterly installments)	• Chairman of the Board = $125,000 annual retainer
• Lead Independent Director = $30,000 annual retainer
• Chair, Audit Committee = $25,000 annual retainer
• Member, Audit Committee = $10,000 annual retainer
• Chair, Human Resources Committee = $15,000 annual retainer
• Member, Human Resources Committee = $8,000 annual retainer
• Chair, Investment Committee = $15,000 annual retainer
• Member, Investment Committee = $8,000 annual retainer
• Chair, Nominating and Corporate Governance Committee = $15,000 annual retainer
• Member, Nominating and Corporate Governance Committee = $8,000 annual retainer
• Chair, Risk & Capital Committee = $15,000 annual retainer
• Member, Risk & Capital Committee = $8,000 annual retainer
Equity Compensation

Annual Equity Awards	Annual grant of $95,000 awarded in restricted stock subject to the terms of the award agreements

(1) Including the Strategic Review Committee in connection with the Board’s review of strategic alternatives.

2022 Non-Employee Director Compensation

The following table sets forth our non-employee directors’ 2022 cash and equity compensation for serving as a director.

Fees Earned or Paid in 2022

Name(1)	Cash($)(2)		Stock Awards($)(3)		Total($)
Thomas A. Bradley(4)	57,000		-		57,000
Bernard C. Bailey	214,226		94,968		309,194
Fred R. Donner (5)	191,000		94,968	(5)	285,968
Anthony P. Latham(6)	207,477	(6)	94,968	(6)	302,445
Dymphna A. Lehane	285,435	(7)	94,968		380,403
Samuel G. Liss	185,000		94,968		279,968
Carol A. McFate	170,000		94,988		264,968
J. Daniel Plants	54,250		37,468		91,718
Al-Noor Ramji	164,000		94,968		258,968

(1)	Current Committee and chairperson appointments can be found in the table starting on page 2.

(2)	Includes all retainers, committee and/or chairmanship fees, and fees related to attending special or informational meetings of the Board and its Committees. Payments made in 2023 for meetings of the Board of Directors which took place in the fourth quarter of 2022 are included in this column.

(3)	Represents the grant date fair value of restricted stock granted by the Company during 2022, calculated in accordance with U.S. GAAP ASC Topic 718, based on the closing stock price of a share of Company common stock on the date of grant.

(4)	Mr. Bradley stopped receiving any compensation related to his service as a director or Chairman of the Board upon his appointment as Interim Chief Executive Officer in March 2022. He received $57,000 in Fees Earned or Paid in Cash for his service as Non-Executive Chairman in the first quarter of the year. These fees also are included in All Other Compensation in the Summary Compensation table on page 30.

(5)	Mr. Donner’s service as a director terminated upon the completion of his term which ended at the 2022 Annual General Meeting of Shareholders on December 15, 2022. Upon his departure, his stock award was forfeited.

(6)	Mr. Latham’s service on the Board terminated upon the completion of his term which ended at the 2022 Annual General Meeting of Shareholders on December 15, 2022. The amount paid in cash to Mr. Latham includes payments equal to $60,477 (or 50,154 British Pounds converted into U.S. dollars for purposes of the foregoing table using a December 30, 2022 exchange rate of 1.2058 US$/ GBP) for his service as Chair of Argo Managing Agency Limited’s (a Company subsidiary, “AMA”) board of directors through May 11, 2022. On December 15, 2022, in connection with the completion of his term as a Company director, Mr. Latham’s stock award was forfeited.

(7)	The amount paid in cash to Ms. Lehane includes $92,755 (or 76,923 in British Pounds converted into U.S. dollars for purposes of the foregoing table using a December 30, 2022 exchange rate of 1.2058 US$/ GBP) for service on the board of directors of AMA commencing as of May 11, 2022. Ms. Lehane was appointed Chair of AMA with effect from November 25, 2022. It also includes $6,679 (or 6,301 in Euro converted to U.S. dollars for purposes of the foregoing table using a December 30, 2022 exchange rate of 1.06 US$/EUR) for service on the board of the directors of the Company’s two Irish subsidiaries commencing on May 15, 2022.

The following table sets forth the aggregate number of shares of restricted stock held as of December 31, 2022 by each individual who served as a non-employee director of the Company during 2022 in connection with their service as a member of the Board:

Name	Shares of Restricted Stock
Thomas A. Bradley (1)	19,692
Bernard C. Bailey	2,266
Fred R. Donner (2)	-
Anthony P. Latham (2)	-
Dymphna A. Lehane	2,266
Samuel G. Liss	2,266
Carol A. McFate	2,266
J. Daniel Plants (3)	1,700
Al-Noor Ramji	2,266

(1)	Mr. Bradley served as a non-employee director until his appointment as Interim Chief Executive Officer in March 2022. The restricted stock represented in the table are shares he received as an employee of the Company. He did not receive an equity grant in 2022 relating to his service as a non-employee director.

(2)	Mssrs. Donner and Latham each received a 2022 grant of restricted stock in May 2022; however, those awards were forfeited at the end of their terms on December 15, 2022.

(3)	On February 15, 2023, Mr. Plants resigned from the Board and as a result, he forfeited his restricted stock award.

Director Stock Ownership

All of our non-employee directors are expected to comply with the Company’s Equity Ownership Guidelines, which requires each non-employee director to hold equity having a value equal to or greater than five times the annual retainer they received for service on the Board in the preceding year. Non-employee directors must hold all after-tax vested shares earned through service on the Board until they meet the guideline ownership level. Compliance is tested as of the first business day of the second quarter each year. As of April 27, 2023, all of our non-employee directors either held the requisite number of shares or were subject to the 100% retention requirement.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses our compensation policies and determinations that applied to the following named executive officers (“NEOs”) for the 2022 fiscal year:

Name	Title
Thomas A. Bradley (1)	Chief Executive Officer
Scott Kirk	Chief Financial Officer
Susan B. Comparato	Chief Administrative Officer
Allison D. Kiene	General Counsel and Secretary
Jessica Snyder (2)	President, U.S. Insurance
Kevin J. Rehnberg (1)	Former Chief Executive Officer

(1) On June 23, 2022, the Company and Mr. Rehnberg agreed that Mr. Rehnberg’s employment relationship with the Company would cease with immediate effect. In connection with Mr. Rehnberg’s separation, the Company announced the appointment of Thomas A. Bradley as Chief Executive Officer. Mr. Bradley had been serving as the Interim Chief Executive Officer since March 3, 2022, when Mr. Rehnberg took a leave of absence.

(2) On August 15, 2022, Ms. Snyder joined the Company and was appointed President, U.S. Insurance.

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

2022 Company Performance and Strategy

During 2022, the Company made significant progress in a number of strategic priorities and enhancing our business profile as a U.S. focused specialty insurer, while realigning, simplifying and ultimately positioning the business for future profitability. Key achievements included:

•	Undertook Strategic Review Process

During 2022, the Company undertook a comprehensive strategic review process which was overseen by the Strategic Review Committee of the Board resulting in three significant strategic transactions:

•	Loss Portfolio Transfer (LPT) transaction with Enstar Group Limited for approximately $746 million of U.S. casualty reserves for accident years 2011 to 2019; transaction closed on November 9, 2022.

•	Agreement to sell Argo Underwriting Agency Limited and its Lloyd’s Syndicate 1200 to Westfield Ltd. for total consideration of approximately $155 million, subject to closing-related adjustments; transaction closed February 2, 2023.

•	Agreement and Plan of Merger in which Brookfield Reinsurance Ltd. (“Brookfield Reinsurance”) will acquire the Company in an all-cash transaction valued at approximately $1.1 billion; expected to close in the second half of 2023 (the “Merger”).

These transactions have simplified the corporate structure, focused the Company on its core U.S. specialty businesses, further strengthened capital and de-risked the balance sheet.

•	Reduced Catastrophe Exposure

Full year 2022 total catastrophe losses of $44.0 million were more than 50% lower compared to the prior year due to underwriting actions taken in recent years.

•	Continued to Make Progress on ESG Initiatives

•	Delivered on our 2021 & 2022 Greenhouse Gas targets

•	Continued to execute a climate risk management framework to manage physical, transition and litigation exposures within agreed risk tolerance levels

•	Further developed and matured the operation of the Company’s Employee Resource Groups and increased engagement in diversity and inclusion programs

•	Maintained our support for the Principles of Responsible Investing since 2019

•	Adopted four Sustainable Development Goals (“SDGs”) as a priority of our sustainability program: SDG 5 Gender Equality, SDG 8 Decent Work and Economic Growth, SDG 11 Sustainable Cities and Communities and SDG 13 Climate Action

Compensation Governance

The HR Committee reviews on an ongoing basis the Company’s executive compensation program to evaluate whether it supports the Company’s executive compensation philosophy and business and strategic objectives and whether the program is aligned with shareholder interests. Our executive compensation practices include the following, each of which the HR Committee believes reinforces our executive compensation objectives:

	What We Do		What We Don’t Do
☑	Pay for performance by structuring a significant percentage of target annual compensation in the form of variable, at-risk compensation	☒	No year over year guaranteed annual salary increases or bonuses

☑	Pre-established performance goals that are designed to be aligned with the creation of shareholder value	☒	No general excise tax gross-up policy

☑	Use of a compensation peer group to evaluate market competitiveness of our executive compensation program	☒	No repricing of stock options permitted

☑	Cap payout for incentives compensation	☒	No hedging or pledging of Company stock

☑	Double-trigger vesting for equity awards in the event of a change in control	☒	No dividends or dividend equivalents paid on unvested equity awards

☑	Require meaningful equity ownership by executive officers	☒	No multi-year compensation guarantees

☑	Maintain a clawback policy that applies to any cash, equity-based annual or long-term incentive and other performance-based compensation awards in the event of a financial restatement and includes a trigger for egregious conduct substantially detrimental to the Company absent a financial restatement
☑	Perform a thorough compensation risk assessment

☑	Retain an independent compensation consultant

☑	Engage in regular shareholder outreach

☑	Offer limited and customary perquisites and other personal benefits

Shareholder Engagement and Responsiveness to 2022 Advisory Vote on Executive Compensation

During shareholder outreach conducted in 2021 and 2020, we received positive shareholder feedback around the compensation and governance changes that had been implemented in those years, including the change to the long-term incentive (“LTI”) design for NEOs to place a higher weighting on performance- based awards with metrics based on three-year book value per share (“BVPS”) and return on common equity (“ROCE”) and the introduction of the Company’s Executive Severance Plan, as described below. In designing our executive compensation program, our executive management team and the Board carefully considered shareholder feedback as well as insights gathered through our prior engagement efforts to structure a program in a manner that we believe fits well within our overall compensation philosophy and the objectives of our executive compensation and governance programs, and is aligned with the interests of our shareholders.

Following our 2022 Annual General Meeting of Shareholders, the HR Committee reviewed the results of the shareholder advisory vote on executive compensation in which approximately 97.65% of the votes were cast in favor of the proposal. The HR Committee did not make any changes to the Company’s executive compensation program in response to the 2022 shareholder advisory vote.

Executive Compensation

Compensation Philosophy

The main objective of our executive compensation philosophy is to focus executives on the achievement of financial and operational performance over the short- and long-term in order to maximize shareholder value and support business objectives.

Our compensation program is designed to increase shareholder value by:

•	Linking pay to both Company and individual performance;

•	Aligning our executives’ incentive compensation with the Company’s short- and long-term strategic and financial goals and providing a significant component of compensation that is performance-based;

•	Providing a competitive compensation program that allows us to attract and retain superior talent in the competitive specialty insurance marketplace in which we operate; and

•	Appropriately managing risk.

Elements of the Compensation Program and Pay Mix

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

The table below summarizes the key components of our executive compensation program (described in more detail beginning on page 17) and highlights significant compensation decisions of the HR Committee in fiscal year 2022 with respect to such program.

Compensation Component	Link to Business Strategy and Shareholder Value	2022 Compensation Decisions
Base Salary (Page 17)

•      Provide a competitive level of fixed compensation that allows us to attract and retain executive talent

•       Base salaries reflect the experience, skills and responsibilities of each NEO, the pay practices of companies with whom we compete for talent, economic conditions, and the HR Committee’s assessment of the Company and individual performance

• Three of our NEOs received base salary adjustments and in the case of Mr. Bradley and Ms. Snyder, their salaries were established upon appointment to their current roles.
Annual Incentive Compensation (Page 18)

•      Incentivize executives to achieve pre-established annual corporate/ business unit financial goals and individual performance achievements aligned with the Company’s financial, operational and strategic objectives

•      Financial goal based on achieving adjusted underwriting income targets, with payout ranging from 0% to 200% of target opportunity

•      Payouts are capped at 200% of target opportunity

•      The HR Committee views non-financial individual performance as an important contributor to the Company’s future operational and financial performance

•  The Annual Incentive Program (“AIP”) is designed as follows:

-       80% is based on achievement relative to pre-established underwriting income, as adjusted, and

-       20% is based on individual performance with respect to pre-established, non-financial individual goals.

•  For 2022, the HR Committee approved a funded financial result of 92.6%, inclusive of the individual 20% component.

Long-Term Incentive Compensation (Page 21)

•     Encourage stock ownership and align the long-term interests of NEOs with those of our shareholders

•     Reward and retain executives who contribute to the Company’s success through achieving pre- established corporate financial performance objectives that are designed to be aligned with building shareholder value

•  In 2022, LTI awards were granted as a mix of 50% time-based and 50% performance-based awards for Mr. Kirk, Ms. Comparato and Ms. Kiene. Upon their appointments, Mr. Bradley and Ms. Snyder each received one-time LTI awards as described below.

•  The performance-based awards were split 50% into 1 year performance period based on the ROCE 1 year return, and 3 year performance period split between ROCE and TBVPS at a weighting of 25% each. Based upon the 2022 ROCE, the 1-Year Performance Period awards held by Mr. Kirk, Ms. Comparato and Ms. Kiene did not result in any shares vesting. The TBVPS and ROCE performance targets for the three-year performance period, along with actual results against targets, will be disclosed following the conclusion of such period.

Retention Awards (Page 24)	• Retain qualified employees and executive officers	• During 2022, the Company provided retention awards based on continued employment with the Company to certain employees including Mr. Kirk, Ms. Kiene and Ms. Comparato.

Pay Mix

When determining the appropriate level of compensation for an NEO, the HR Committee looks not only at the separate components of the compensation package and the incentive provided by each but also at the NEO’s aggregate level of compensation. This philosophy allows the HR Committee to provide a mix of components to incentivize and reward the desired performance from each NEO.

The following graphs illustrate the pay mix and the fixed and, on average, total, target direct compensation as of December 31, 2022, for NEOs other than Mr. Bradley. On average, 70% of our NEOs’ compensation is at risk based on financial, operational and/or stock price performance.

Average Target Mix of Pay for NEO’s Other than Thomas A. Bradley

Mr. Bradley’s compensation elements were not determined in a manner similar to the other named executive officers due to his midyear transition from interim CEO to permanent CEO while overseeing the exploration of strategic alternatives with an original expected completion near the end of 2022.  Therefore, we do not calculate a fiscal year 2022 target mix for Mr. Bradley.

2022 Base Salary

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

The 2022 base salaries for our NEOs were as follows:

Executive	2021 Base Salary($)		(%) Change	2022 Base Salary($)
Thomas A. Bradley (1)	—		—	1,200,000	(1)
Scott Kirk	562,877	(2)	23%	694,074	(2) (3)
Susan B. Comparato	450,000		11%	500,000	(3)
Allison D. Kiene	500,000		40%	700,000	(3)
Jessica. Snyder (4)	—		—	700,000	(4)
Kevin J. Rehnberg	975,000		13%	1,100,000	(5)

(1)	The amount represents Mr. Bradley’s annualized base salary as of December 31, 2022. The actual amount of base salary earned to Mr. Bradley for services as CEO in 2022 was $978,462, as set forth in the Summary Compensation Table below.

(2)	Base salary amounts paid in British pounds sterling to Mr. Kirk have been converted to U.S. dollars for purposes of the foregoing table using spot exchange rate on December 30, 2022, equal to $1.2058 per £1.00.

(3)	In 2022, Mr. Kirk, Ms. Kiene and Ms. Comparato received increases in base salary adjusted for increased responsibilities and reflect a competitive market. The actual amount of base salary paid to them in 2022 was (a) $619,588 for Mr. Kirk, (b) $612,692 for Ms. Kiene and (c) $486,731 for Ms. Comparato, as set forth in the Summary Compensation Table below.

(4)	Ms. Snyder joined the Company as of August 15, 2022. The amount represents Ms. Snyder’s base salary on an annualized basis. The actual amount of base salary paid to Ms. Snyder in 2022 was $255,769, as set forth in the Summary Compensation Table below.

(5)	The amount represents Mr. Rehnberg’s annualized base salary at the time of his separation from the Company. Mr. Rehnberg received an increase to his base salary in 2022 which reflected market conditions at the time.

2022 Annual Incentive Awards

Performance Goal and Target Establishment

Our AIP is structured to motivate and reward achievement of short-term financial goals and individual performance objectives and to provide a strong linkage between pay and performance. For our NEOs, other than Mr. Bradley, AIP awards are based on an individual’s target award, 80% of which is tied to the achievement of pre-established financial objectives and 20% of which is based on the achievement of pre-established annual goals and objectives for each individual. Payouts are capped at 200% of target opportunity.

Each NEO’s individual target award is established as a percentage of his or her base salary, after considering market data provided by the HR Committee’s independent compensation consultant, individual performance and the Company’s historical compensation programs. The 2022 target cash incentive for our participating NEOs were as follows:

Executive	2022 Target Annual Incentive as Percent of Base Salary (%)	2022 Target Annual Incentive ($)
Thomas A. Bradley (1)	—	—
Scott Kirk	100%	632,293	(2)(3)
Susan B. Comparato	75%	375,000
Allison D. Kiene	75%	480,822	(3)
Jessica Snyder	100%	266,575	(4)
Kevin J. Rehnberg	175%	1,925,000	(5)

(1)	Mr. Bradley’s compensation package does not include a target annual incentive amount, any bonus is at the discretion of the HR Committee.

(2)	Target annual incentive that were paid in British pounds sterling have been converted to United States dollars for purposes of this disclosure at an annual average exchange rate (based on monthly averages) equal to $1.2361 per £1.00 for 2022.
(3)	Target annual incentive annualized based on mid-year salary increase.
(4)	Target annual incentive for Ms. Snyder is a percentage of actual base salary earned over the 2022 fiscal year and pro-rated based on her start date with the Company of August 15, 2022.
(5)	Upon Mr. Rehnberg’s separation from the Company, he was not eligible to receive a 2022 annual incentive payment.

2022 Performance Results

2022 Financial Goals

The AIP awards for the NEOs, other than Mr. Bradley, are based 80% on the achievement of pre-established financial metrics. For fiscal year 2022, a pool was determined based on underwriting income targets established at the beginning of the year. When determining actual results for incentive compensation purposes, the HR Committee retained authority to adjust the results for the impact of certain material non-recurring items outside the control of management in order to reflect the actual operating performance of the Company. Accordingly, in determining the funded payout for 2022 and in accordance with the approved AIP, the HR Committee adjusted the underwriting income for: (i) unanticipated prior year development resulting from the fourth quarter reserve review, (ii) catastrophe losses above plan, and (iii) extraordinary operating items. The HR Committee selected underwriting income, as adjusted, as a strong indicator of the Company’s short-term financial and operational performance and as metric that is within management’s line of sight to controllable performance.

The Company’s 2022 performance goals and actual adjusted results are summarized below. Adjusted unwriting income has an 80% weighting. If actual performance of the adjusted underwriting income metric is below the Minimum Payout level, there is no funding for this metric. Individual performance has a 20% weighting and represents the minimum level of funding.

Performance Metric	Metric Weighting	Minimum Payout (0%)(1)	Target Payout (100%)(1)	Maximum Payout (200%)(1)	2022 Adjusted Result(1)	Actual Metric Payout	Weighted Projected Payout
Adjusted Underwriting Income	80.0%	$(11.9)	$117.4	$185.1	$106.5	90.7%	72.6%
Individual Performance	20.0%	—	—	—	100.0%	100.0%	20.0%
Total	100.0%						92.6%

(1) In millions.

Reconciliation of Adjust Underwriting Income to Net Income (Loss) Consolidated	December 31, 2022 (1)
Net income (loss)	$(175.2)
Add (deduct):
Income tax provision (benefit)	(8.0)
Net Investment Income	(129.8)
Net realized investment and other (gains) losses	115.3
Interest Expense	26.8
Fee and Other (income) expense, net	(1.3)
Foreign currency exchange (gains) losses	(5.0)
Non-operating expenses	51.5
Impairment of goodwill	28.5
Underwriting Income (loss)	$(97.2)
Other adjustments (2)	203.7
Underwriting Income, as Adjusted	$106.5

(1) In millions.

(2) Other adjustments includes the pre-tax cost of the U.S Loss Portfolio Transfer, prior year adverse reserve development and impact of actual catastrophe losses in excess of plan.

For Mr. Bradley, his 2022 LTI was determined upon his appointment as Chief Executive Officer in June 2022 which included a short-term award and long-term performance hurdle. For a description of his awards, please refer to “Employment Arrangements with Named Executive Officers” beginning on page 24.

2022 Individual Goals

The AIP awards are based 20% on the achievement of individual performance goals in order to allow the HR Committee to appropriately reflect performance that is reasonably within management’s control and to reward individual performance when appropriate. At the beginning of 2022, the HR Committee established the performance goals that would be used to determine the individual component for the NEOs. As part of the Company’s annual performance evaluation process each year, the CEO, after having received input from the HR Committee and after consultation with each NEO, establishes that NEO’s performance objectives for the coming year. These performance objectives are not intended to be rigid or formulaic, but rather to serve as the framework upon which the NEO’s overall performance is assessed. These annual performance goals varied by NEO and generally fell within the performance categories of financial, organizational goals and development, leadership, Board interface, improvement in working relationships with key clients, partners, regulators, rating agencies, shareholders and/or the banking community, strategy execution, and diversity and inclusion related goals. Under each performance goal category, each NEO had a number of underlying performance measures against which the NEO’s performance was assessed to determine whether the NEO had achieved the overall performance goal. In order to determine payouts relative to the individual component, the HR Committee carefully assessed the performance of each NEO relative to pre-established individual objectives.

As part of the HR Committee’s assessment, the HR Committee considered the considerable time and effort spent during 2022 by Mr. Bradley, Mr. Kirk, Ms. Kiene and Ms. Comparato relating to the Company’s review of strategic alternatives. For Ms. Comparato, the HR Committee also considered her increase in responsibilities and expense reduction efforts during 2022.

The table below sets forth the AIP targets and payouts to each of our participating NEOs based upon 2022 performance, as described above:

Executive	2022 Target Annual Incentive ($)	2022 Annual Incentive Payouts ($)
Thomas A. Bradley (1)	—	1,100,000
Scott Kirk (2)(3)	632,293	685,503
Susan B. Comparato	375,000	547,250
Allison D. Kiene (3)	480,822	545,241
Jessica Snyder (4)	266,575	246,849
Kevin J. Rehnberg (5)	1,925,000	—

(1)	Following the HR Committee’s review of Mr. Bradley’s performance during 2022 which included the oversight of the Company’s review of strategic initiatives, the HR Committee awarded Mr. Bradley with a discretionary bonus.

(2)	Target annual incentive and actual incentive payout that would be paid in British pounds sterling have been converted to United States dollars for purposes of this disclosure at an annual average exchange rate (based on monthly averages) equal to $1.2361 per £1.00 for 2022.

(3)	2022 target annual incentive calculated based upon mid-year 2022 salary increases for Mr. Kirk and Ms. Kiene.

(4)	For Ms. Snyder, the payout was pro-rated based on her start date with the Company of August 15, 2022.

(5)	Mr. Rehnberg was not eligible to receive any 2022 AIP awards due to his voluntary resignation from the Company on June 23, 2022.

2022 Long-Term Incentive Awards

Our LTI compensation is designed to provide a strong linkage between pay and the Company’s strategic goals, and to align the interests of our executives with those of our shareholders by awarding compensation in the form of equity, which may be restricted stock, restricted stock units, performance-based restricted stock, stock options or stock appreciation rights.

Individual target LTI awards for our NEOs, other than Mr. Bradley, were established at the beginning of the year or, if later, upon hire or promotion. As noted above, the 2022 LTI grants were delivered in the form of time-based and performance-based restricted stock awards, weighted 50% and 50%, respectively, to balance retention and performance objectives during the Company’s turnaround effort. The time-based restricted stock awards vest ratably over a four-year period based on the executive’s continued employment through the applicable vesting date.

The performance-based restricted stock awards vest based on the achievement of pre-established performance goals relating to TBVPS growth and ROCE, each weighted 50%. TBVPS growth is measured over a cumulative three-year performance period and ROCE is measured over both one and three-year performance periods. The Committee determined to use a one-year performance period with three-year ratable vesting for half of the performance-based restricted stock awards to recognize the volatility and uncertainty associated with three-year goal setting for the Company. The TBVPS and ROCE performance goals were established taking into account the challenging global economic conditions and market conditions facing our industry at the time the goals were set. The growth in TBVPS and ROCE targets under the Company’s LTI program were also established based on an assessment of the current operating environment, evidenced by continued and heightened competition relative to prior periods, a modestly improving economic environment at the time, and an improving interest rate environment, which at times has had the effect of increasing investment income. The target goals were designed to be challenging but achievable with strong management performance. Depending on the outcome, the performance-based restricted stock awards may vest up to 150% of the target award opportunity, with no vesting if threshold level goals are not met.

LTI Plan Component Weighting Component Details Vesting Sub Weighting ComputationTime-Based 50% 4-Year RatablePerformance-Based Return on Common Equity (ROCE) 3-Year Ratable 50% 1 Year Result [1-Year Perf. Period]50% Return on Common Equity (ROCE) 3-Year Cliff 25% 3 Year Average Performance-Based[3-year Perf. Period] Tangible Book Value Per Share Growth (TBVPS)3-Year Cliff 25% Compound Annual Growth Rate

The following table sets forth the target award value of the 2022 LTI awards granted to, and the actual 2022 LTI issued to, each participating NEO.

Executive	2022 Target LTI ($)	2022 Actual LTI ($)
Thomas A. Bradley (1)	—	—
Scott Kirk (2)	700,000	1,400,000
Susan B. Comparato (2)	250,000	500,000
Allison D. Kiene (2)	300,000	600,000
Jessica Snyder (3)	—	—
Kevin J. Rehnberg (4)	3,000,000	3,000,000

(1)	Mr. Bradley does not have a 2022 LTI target due to his mid-year hire date. In connection with his appointment from interim CEO to permanent CEO, he was granted an award of (i) 78,760 shares of restricted stock that vested ratably on a monthly basis over a twelve month period beginning as of March 3, 2022, subject to his continued employment as the CEO and (ii) 135,000 stock appreciation rights with an exercise price of $43.80, which is equal to 115% of the closing price of a share of the Company’s Common Share on the date prior to the grant (the “SAR Award”). The SAR Award will vest ratably in one-third equal installments on each of the first three anniversaries of the grant date, subject to Mr. Bradley’s continued employment as the CEO.

(2)	In 2022, several executives including Mr. Kirk, Ms. Comparato and Ms. Kiene received long-term incentive awards equal to two times their target LTI. Mr. Kirk’s award was $1,400,000, Ms. Comparato’s award was $500,000, and Ms. Kiene’s award was $600,000. 25% of such awards were based on a 1-year performance period ending December 31, 2022 (the “2022 – 1YR Awards”). Because the Company did not meet the minimum performance threshold relating to the 2022 – 1YR Awards, these awards were forfeited. Mr. Kirk’s LTI award was denominated in USD.

(3)	Ms. Snyder does not have a 2022 LTI target due to her mid-year hire date. She received a restricted stock award with a grant date value of $350,000 in September 2022 which will vest ratably over three years.

(4)	Mr. Rehnberg’s unvested LTI awards were forfeited upon his separation from the Company.

The Company’s one-year ROCE was below the 4% minimum, which resulted in 0% payout, therefore the 1-Year Performance Period awards held by Mr. Kirk, Ms. Comparato and Ms. Kiene did not result in any shares vesting. The TBVPS and ROCE performance targets for the three-year performance period, along with actual results against targets, will be disclosed following the conclusion of such period.

Mr. Bradley and Ms. Snyder each received LTI awards upon their appointments to their current positions as further detailed below under “Employment Arrangements with Named Executive Officers” beginning on page 24.

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

The Board has adopted a policy permitting the use of chartered, private aircraft for business travel only when there is no commercial alternative and then only with prior written approval from either the Chief Executive Officer or the Chief Financial Officer for officers or the Chairman of the HR Committee for directors. During 2022, none of the executive officers or directors used chartered, private aircraft for business travel.

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

On April 26, 2022, the Board approved the Company’s Executive Severance Plan, as amended and restated with immediate effect (the “Amended Plan”). Subject to the execution of a participation agreement to the Amended Plan, the Company’s Chief Financial Officer (Mr. Scott Kirk), the Company’s General Counsel and Secretary (Ms. Allison D. Kiene), the Company’s Chief Administrative Officer (Ms. Susan B. Comparato), and the Company’s President, U.S. Insurance (Ms. Snyder) are “Tier I Participants” of the Amended Plan. Under the Amended Plan, upon a participant’s termination of employment without cause (as defined in the Amended Plan) or a participant’s resignation for good reason (as defined in the Amended Plan), in each case, within 24 months following a change in control (as defined in the Amended Plan), subject to the execution of a release of claims, the participant will be entitled to the following severance payments and benefits:

•	for Tier I Participants, 1.50 times the sum of (i) the annual base salary and (ii) the target annual bonus;

•	for Tier II Participants, 1.00 times the sum of (i) the annual base salary and (ii) the target annual bonus;

•	an amount equal to target annual bonus, pro-rated through the date of employment termination; and

•	for U.S. participants only, COBRA health care continuation coverage for 18 months for Tier I Participants and 12 months for Tier II Participants.

The Amended Plan also provides for: (i) the reimbursement of a participant’s legal fees in the event of a dispute arising under the Amended Plan on or following a change in control; and (ii) for Tier I Participants, extending the applicable restrictive covenants to 18 months following an employment termination. The terms of the Amended Plan, except as described above, are substantially the same as the terms of the Executive Severance Plan effective as of January 1, 2021.

Employment Arrangements with Named Executive Officers

The Company generally executes an offer of employment before an executive joins the Company. This offer describes the basic terms of the executive’s employment, including his or her start date, starting salary, annual incentive target and LTI award target. The terms of the executive’s employment are based thereafter on sustained good performance rather than contractual terms, and the Company’s policies, such as the Executive Severance Plan, will apply as warranted. Under certain circumstances, the HR Committee recognizes that special arrangements with respect to a NEO’s employment may be necessary or desirable and, in such cases, may enter into employment agreements or other employment agreements as it deems appropriate.

Thomas A. Bradley

On March 3, 2022, Mr. Bradley was appointed as Interim Chief Executive Officer as the then current Chief Executive Officer, Kevin Rehnberg, went out on leave. Effective as of June 23, 2022, Mr. Rehnberg resigned and Mr. Bradley was appointed the Chief Executive Officer.

On April 26, 2022, the Board approved a monthly salary for Mr. Bradley of $100,000, effective as of March 3, 2022, and payable in accordance with the Company’s normal payroll practices, for his services as the Company’s Interim CEO and in connection with his appointment as permanent CEO, he was granted an award of (i) 78,760 shares of restricted stock that vested ratably on a monthly basis over a twelve month period beginning as of March 3, 2022, subject to his continued employment as the CEO and (ii) 135,000 stock appreciation rights with an exercise price of $43.80, which was equal to 115% of the closing price of a share of the Company’s Common Share on the date prior to the grant (the “SAR Award”). The SAR Award vests ratably in one-third equal installments on each of the first three anniversaries of the grant date, subject to Mr. Bradley’s continued employment as the CEO.

Pursuant to a letter agreement between the Company and Mr. Bradley dated March 3, 2023 (the “Transaction Bonus Letter”), the HR Committee granted Mr. Bradley a cash bonus opportunity of $1,200,000 (the “Transaction Bonus”), subject to his continued services through the closing of the merger with Brookfield Reinsurance and contingent upon the occurrence of the closing. The Transaction Bonus opportunity is in lieu of any annual incentive opportunity during 2023 and, if earned, will be paid no later than the second payroll date following the Closing, subject to any applicable taxes.

Scott Kirk

On February 8, 2021, we announced the appointment of Scott Kirk as Chief Financial Officer, succeeding Mr. Bullock, effective March 16, 2021. In connection with his employment, Mr. Kirk entered into a Service Agreement, dated February 5, 2021, with Argo Management Services Limited, a subsidiary of the Company incorporated and registered in England and Wales. The term of the Service Agreement was to continue until the earlier of Mr. Kirk’s relocation to the United States or August 7, 2022, subject to either party providing a one month’s prior written notice to the other party of an earlier termination.

The Company may, in its discretion, terminate Mr. Kirk’s employment at any time and with immediate effect by notifying him and making a payment in lieu of notice (“PILON”), which is subject to and paid in accordance with the terms of the Amended Plan. Mr. Kirk shall not be entitled to any PILON if the Company would otherwise have been entitled to terminate his employment under his Service Agreement without having to provide such notice. In that case the Company is entitled to recover any PILON already made from Mr. Kirk.

Under the terms of the Service Agreement, Mr. Kirk received a base salary at the start of 2022 of $600,000 and was eligible for a target annual cash incentive compensation opportunity of up to 100% of his base salary and a LTI target opportunity of $700,000. He is eligible to participate in the Company’s retirement and other benefit plans and programs as set forth in the Service Agreement. In order to be eligible to receive an annual incentive compensation payment, Mr. Kirk must be employed through any payment date and not under notice to receive (or have received) a PILON on the date that the annual incentive compensation is paid.

Upon hire, Mr. Kirk received a one-time cash sign-on bonus of $300,000, subject to Mr. Kirk’s obligation to reimburse the Company if he were to voluntarily leave the Company within 24 months of receipt of such payment, and a one-time LTI award equal to $200,000, granted in the form of restricted stock that vests ratably over a four-year period, measured from the award grant date. These awards were made to Mr. Kirk as an inducement to join the Company. The terms of the Service Agreement were determined by the HR Committee after considering market practices, the Company’s historical pay practices and the input of its independent compensation consultant. Mr. Kirk is eligible for severance benefits under the Amended Plan, as described on page 23, and under the terms of the Service Agreement may be placed on garden leave.

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

On April 26, 2022, the Board granted a retention award to Mr. Kirk pursuant to a retention letter agreement, which provided for a cash retention bonus in an amount equal to two (2) times Mr. Kirk’s current annual base salary. The cash retention bonus vested in 25% increments on June 15, 2022, September 15, 2022, December 15, 2022, and March 15, 2023, subject to Mr. Kirk’s continued employment with the Company through each vesting date. As of April 27, 2023, each of the retention payments had vested and been paid to Mr. Kirk.

On May 5, 2022, Argo Management Services Limited entered into a Retention Letter and Extension of Service Agreement with Mr. Kirk (the “Retention and Service Letter”). Pursuant to the Retention and Service Letter, the parties agreed to amend Mr. Kirk’s Service Agreement with Argo Management Services Limited, dated February 5, 2021 described above (the “Service Agreement”), to extend the term of the Service Agreement until such time it is terminated by either party by providing the other with a one month’s prior written notice of such termination (unless terminated earlier in accordance with the remaining terms of the Service Agreement). All the other terms of the Service Agreement remain in full force and effect. The cash retention bonus described above was reflected in the Retention and Service Letter.

On August 4, 2022, Mr. Kirk’s base salary was increased to $700,000.

Susan B. Comparato

On August 9, 2021, Ms. Comparato became Chief Administrative Officer. Her base salary was set at $450,000. Ms. Comparato is eligible for severance benefits under the Amended Plan, as described on page 23. On March 25, 2022, Ms. Comparato’s base salary was increased to $500,000. On April 26, 2022, the Board granted a retention award to Ms. Comparato pursuant to a retention letter agreement, which provided for a cash retention bonus in an amount equal to one (1) times Ms. Comparato’s current annual base salary. The cash retention bonus vested in 25% increments on June 15, 2022, September 15, 2022, December 15, 2022, and March 15, 2023, subject to Ms. Comparato’s continued employment with the Company through each vesting date. As of April 27, 2023, each of the retention payments had vested and been paid to Ms. Comparato.

Allison D. Kiene

Ms. Kiene currently serves as our General Counsel and Secretary. The terms of Ms. Kiene’s offer letter provide for a base salary of $500,000, a target annual cash incentive compensation opportunity of 75% of her base salary, and LTI target opportunity of $300,000. Ms. Kiene is eligible to participate in the Company’s retirement and other benefit plans and programs offered to the Company’s other NEOs. Under the terms of her offer letter, Ms. Kiene received a one-time cash sign-on bonus equal to $200,000 in consideration of compensation forfeited from her prior employer, payable in two installments, one in March 2021 ($160,000) and the other in March 2022 ($40,000), subject to Ms. Kiene’s obligation to reimburse the Company if she were to voluntarily leave the Company within 24 months of receipt of such payment. Ms. Kiene is eligible for severance benefits under the Amended Plan, as described on page 23. On March 25, 2022, Ms. Kiene’s base salary was increased to $600,000.

On April 26, 2022, the Board granted a retention award to Ms. Kiene pursuant to a retention letter agreement, which provides for a cash retention bonus in an amount equal to two (2) times Ms. Kiene’s current annual base salary. The cash retention bonus vested in 25% increments on June 15, 2022, September 15, 2022, December 15, 2022, and March 15, 2023, subject to Ms. Kiene’s continued employment with the Company through each vesting date. As of April 27, 2023, each of the retention payments had vested and been paid to Ms. Kiene.

On August 4, 2022, Ms. Kiene’s salary was increased to $700,000.

Jessica Snyder

On August 15, 2022, Ms. Snyder joined the Company as President, U.S. Insurance. The terms of Ms. Snyder’s offer letter provide for an annual base salary of $700,000, and a target annual incentive compensation opportunity of 100% of her annual base salary, with any such award pro-rated for 2022. Beginning in 2023, she is eligible for an LTI target opportunity equal to $700,000.00 annually.

Ms. Snyder received an initial Restricted Stock award with a grant date fair of $350,000 on September 1, 2022 which vests ratably over three years. This award was made to Ms. Snyder as an inducement to join the Company. Ms. Snyder also is eligible for severance benefits under the Amended Plan, as described on page 23. Ms. Snyder received relocation assistance consistent with the Company’s then current relocation policy, subject to relocating to Chicago, Illinois within six months of joining the Company. During 2022, Ms. Snyder received a total of $444,863.83 in relocation related payments, which included amounts for temporary living accommodations, new home search costs, relocation services and allowances, shipment and storage of items, and assistance with home sale and purchase.

Ms. Snyder is eligible to participate in the Company’s retirement and other benefit plans and programs offered to the Company’s other executives.

FORMER CHIEF EXECUTIVE OFFICER

Kevin J. Rehnberg

On March 11, 2020, the Company entered into an Executive Employment Agreement (“Executive Employment Agreement”) with Mr. Rehnberg in connection with his continued appointment as President and Chief Executive Officer. Pursuant to this Executive Employment Agreement, Mr. Rehnberg was to serve as the Company’s President and Chief Executive Officer through February 18, 2023, subject to earlier termination pursuant to the terms of the Executive Employment Agreement. If Mr. Rehnberg voluntarily resigned from the Company, he was required to provide the Company with thirty days’ prior notice.

Under this Executive Employment Agreement, Mr. Rehnberg’s annual base salary was set at $975,000, which was reviewed annually by the HR Committee for possible increases (but not decreases) in its sole discretion. Mr. Rehnberg was eligible to earn annual cash incentive and/or LTI awards in the sole discretion of the HR Committee from time to time, subject to his continued employment through any payment date, except as provided in the Executive Employment Agreement. The terms of the Executive Employment Agreement were determined by the HR Committee after considering market practices, the Company’s historical pay practices and the input of its independent compensation consultant. Mr. Rehnberg was also eligible to receive severance payments and benefits pursuant to the terms of the Executive Employment Agreement.

On June 23, 2022, the Company and Mr. Rehnberg agreed that Mr. Rehnberg’s employment relationship would cease with immediate effect (the “Separation Date”). In addition, as of the Separation Date, Mr. Rehnberg ceased serving on the Company’s Board of Directors. The Company and Mr. Rehnberg entered into a Separation and Release Agreement, dated June 23, 2022 (the “Separation Agreement”) in full satisfaction of the Company’s obligations to Mr. Rehnberg under the Executive Employment Agreement. Under the Separation Agreement, in exchange for his release of claims against the Argo Group, Mr. Rehnberg received (i) an amount equal to $6 million and (ii) Company-paid coverage for 18 months under our medical or dental program or policy in which Mr. Rehnberg was eligible to participate as of the Separation Date. In addition, all unvested equity awards held by Mr. Rehnberg were immediately terminated and forfeited as of the Separation Date. Under the Separation Agreement, Mr. Rehnberg remains subject to certain restrictive covenants, including a non-compete, customer non-solicitation and employee non-hire/ non-solicitation, in each case, for one (1) year after the Separation Date.

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

When setting compensation levels and awarding compensation for 2022, the HR Committee took into account the Company’s strategic and financial goals as well as individual short- and long-term performance objectives for each NEO and other members of the executive management team. The HR Committee also considered the unique circumstances posed during 2022, including but not limited to the unexpected departure of the former CEO, the commencement of a review of strategic alternatives for the Company, and the resulting changing needs for continuity of operations and retention of employees. The HR Committee also considered the compensation levels of the Company’s peers as discussed in the “Compensation Peer Group” section below.

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

In deciding whether a company should be included in the peer group, the HR Committee considered the following criteria: (i) global operations; (ii) revenue; (iii) market capitalization; and (iv) peers that the Company competes with in the marketplace and for talent. Companies reviewed for peer group consideration typically have revenues between one-third to three times the Company’s revenue and market capitalization ranging from one fifth to five times the Company’s market capitalization with revenue considered to be the primary metric. Each year the HR Committee, with assistance from its independent compensation consultant, conducts a thorough review of the peer group. The 2022 peer group used for the purpose of executive compensation decisions is as follows:

2022 Peer Group

• Arch Capital Group	• Hiscox	• RLI Corporation

• Axis Capital Holdings	• James River Group	• Selective Insurance Group
• Beazley plc	• ProAssurance	• SiriusPoint Ltd.
• Enstar Group • Hanover Insurance Group	• ProSight Global • Renaissance Re Holdings

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

Pursuant to the guidelines, designated executives must hold at least 50% of earned or acquired shares until the guideline ownership level is attained. Compliance is tested annually as of the first business day of the second quarter each year. Compliance with the guidelines is a factor that the HR Committee takes into consideration when determining whether to grant future equity awards to our executives under the Company’s LTI plan. As of April 27, 2023, each of our continuing NEOs either held the requisite number of shares or was subject to the 50% retention requirement.

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

The HR Committee believes the Company’s executive compensation program does not encourage inappropriate risk-taking. During 2022, our ERM function, led by our Chief Risk & Sustainability Officer (“CR&SO”), undertook a risk assessment of our current compensation programs, taking into consideration the anticipated reaction of key stakeholders to a number of potential downside or upside risk scenarios. The assessment considered a number of factors including risk-based measures, program calibration, clawback and ‘malus’ provisions, deferral features and multi-year structures. The risk analysis also considered potential threats and opportunities introduced by the changes to our compensation programs for 2022. Other factors considered when determining that the compensation program does not encourage excessive risk-taking include:

•	The HR Committee retains negative discretion in determining compensation payouts, such that meaningful reductions in compensation are possible to adjust for the quality of our financial results and other factors that the HR Committee deems relevant;

•	Our executive compensation clawback policy helps ensure that our executives are not inappropriately rewarded in the event that we are required to restate our financial results or in the event of executive misconduct that is detrimental to the Company;

•	Equity Ownership Guidelines are designed to ensure that the long-term interests of our executives are aligned with those of our shareholders;

•	Performance based variable component is significant part of overall compensation;

•	Capped payout of AIP and LTI;

•	The Chair of the HR Committee regularly attends our Risk & Capital Committee meetings and has the opportunity to review the outcomes of the Compensation Risk Assessment;

•	The HR Committee also receives a summary of the Compensation Risk Assessment work as part of its review of proposed changes to the compensation programs; and

•	The HR Committee retains an independent consultant, apart from any consultant retained by management.

The independent consultant reviewed the findings of the Compensation Risk Assessment and found them to be both comprehensive and appropriate to the risk exposures and concurred with the conclusions.

Compensation Consultant

During 2022, the HR Committee continued to engage FW Cook as its independent compensation consultant to assist in the evaluation of the Company’s executive compensation program. The scope of FW Cook’s engagement was to provide assistance with: (i) conducting a review of our compensation peer group, (ii) conducting competitive reviews of executive and non-employee director compensation, (iii) conducting competitive reviews of incentive design and performance measurement, (iv) conducting pay-for-performance modeling, (v) conducting an analysis of aggregate long-term incentive grant practices, and (vi) updating the HR Committee on executive compensation trends and regulatory and governance developments. FW Cook performed these services solely on behalf of the HR Committee. The HR Committee has assessed the independence of FW Cook, as required by the Company’s governance framework and NYSE and SEC rules, and has concluded that no conflict of interest exists with respect to its services to the HR Committee.

Human Resources Committee Interlocks and Insider Participation

With respect to interlocks and insider participation involving a member of the HR Committee during the 2022 fiscal year:

•	None of the HR Committee members were an officer or employee of the Company or its subsidiaries.

•	None of the HR Committee members had any relationship with the Company pursuant to which disclosure would be required under applicable rules of the SEC pertaining to the disclosure of transactions with related persons.

•	None of the executive officers of the Company served on the board of directors or compensation committee of any other entity that has or had one or more executive officers who served as a member of the Board or the HR Committee.

Human Resources Committee Report

The HR Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on their review and discussions, the HR Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K as amended by this Form 10-K/A for the year ended December 31, 2022.

HR COMMITTEE

Dymphna A. Lehane (Chair)

Bernard C. Bailey

Carol A. McFate

This HR Committee Report does not constitute soliciting material, and shall not be deemed to be filed or incorporated by reference into any other filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates the HR Committee Report by reference therein.

Executive Compensation

2022 Summary Compensation Table

The following table contains compensation information for our NEOs for the fiscal year ended December 31, 2022 and, to the extent required under the SEC executive compensation disclosure rules, the fiscal years ended December 31, 2021 and December 31, 2020.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
Thomas A. Bradley, President and CEO	2022	978,462	1,100,000	2,999,968	504,900	—	88,795	5,672,125
Scott Kirk, Chief Financial Officer	2022	619,588	961,944	1,399,986	—	685,503	24,187	3,691,208
	2021	561,423	315,043	1,407,177	—	521,082	26,289	2,831,014
Susan B. Comparato, Chief Administration Officer	2022	486,731	375,000	499,995	—	571,812	34,255	1,967,793
	2021	419,231	—	199,928	—	285,068	30,021	934,248
Allison D. Kiene, General Counsel and Secretary	2022	612,692	940,000	599,994	—	545,241	44,038	2,741,965
	2021	500,000	160,000	349,999	—	310,125	36,624	1,196,748
	2020	119,231	—		—	112,500	7,466	239,197
Jessica Snyder, President, U.S. Insurance	2022	255,769	—	349,989	—	246,849	456,372	1,308,979
Kevin J. Rehnberg, Former President and Former CEO (6)	2022	512,596	—	2,999,970	—	—	5,759,522	9,272,088
	2021	975,000	—	1,999,945	—	1,007,906	65,979	4,408,830
	2020	993,750	—	2,499,980	—	365,625	67,735	3,927,090

(1)	Base salary amounts paid in British pounds sterling to Mr. Kirk have been converted to U.S. dollars for purposes of this table using spot exchange rate on December 30, 2022, equal to $1.2058 per £1.00.

(2)	These amounts represent 2022 cash retention payments to Mr. Kirk, Ms. Comparato and Ms. Kiene. The cash retention awards were granted on April 26, 2022 and vested ratably in equal increments of 25% of the total grant on June 16, 2022, September 15, 2022, December 15, 2022, and March 15, 2023. Also includes $40,000 bonus payment paid to Ms. Kiene as part of her sign-on bonus for amounts Ms. Kiene forfeited from her prior employer.

(3)	Represents the grant date fair value of all LTI equity awards granted in 2022. For Ms. Snyder, the total includes her sign-on equity grant of 17,712 shares of restricted stock granted at the time of her hire. Ms. Snyder did not have any performance awards granted in 2022 due to her mid-year start date. Mr. Bradley received an award of (i) 78,760 shares of restricted stock that vested ratably on a monthly basis over a twelve-month period beginning as of March 3, 2022, subject to his continued employment as the CEO and (ii) 135,000 stock appreciation rights with an exercise price of $43.80, which is equal to 115% of the closing price of a share of the Company’s Common Share on the date prior to the grant. The SAR Award will vest ratably in one-third equal installments on each of the first three anniversaries of the grant date, subject to Mr. Bradley’s continued employment as the CEO. For other NEOs, the calculation of the grant date fair value for annual performance awards assumes target level performance against the specified financial goals set forth in the award and is calculated in accordance with FASB ASC Topic 718. The receipt of annual performance awards is conditioned upon the achievement of financial performance goals during the applicable performance period, as discussed in the “— 2022 Long-Term Incentive Awards” section that begins on page 21. Assuming the highest level of performance is achieved for the 2022 LTI awards, the maximum grant date fair value of the 2022 performance-based LTI awards would be as follows: Mr. Kirk - $1,049,069; Ms. Comparato - $374,945; Ms. Kiene - $449,975. Mr. Rehnberg forfeited his 2022 LTI awards as a result of his departure from the Company.

(4)	Non-Equity Incentive Plan Compensation consists of cash awards made under the Company’s AIP. Please refer to the “— 2022 Annual Incentive Awards” section on page 18 for a discussion of the decisions made related to these awards. The amount for Ms. Comparato also includes vested LTI awards of $24,562. Mr. Rehnberg forfeited his 2022 AIP award as a result of his separation from the Company.

(5)	Please see the All Other Compensation Table below and related tables and footnotes for information regarding the amounts reported in this column.

(6)	On June 23, 2022, Mr. Rehnberg resigned as President and Chief Executive Officer of the Company.

2022 All Other Compensation Table

Name	401(k) and Retirement Contributions ($)	Imputed Value of Company Provided Insurance Coverage ($) (1)	Supplemental Executive Retirement Plan Benefits ($)	Separation Benefits ($) (2)	Perquisites ($) (3)	Fees Earned or Paid in Cash ($) (4)	Total ($)
Thomas A. Bradley	16,896	14,899	—	—	—	57,000	88,795
Scott Kirk (5)	24,187	—	—	—	—	—	24,187
Susan B. Comparato	5,646	5,138	23,471	—	—	—	34,255
Allison D. Kiene	8,819	7,422	27,796	—	—	—	44,038
Jessica Snyder	10,500	1,009	—	—	444,864	—	456,372
Kevin J. Rehnberg	18,300	5,293	12,438	5,723,490	—	—	5,759,522

(1)	Imputed Value of Company Provided Insurance Coverage includes the following: term life insurance coverage which is provided to all employees, and umbrella insurance and executive long-term disability coverage provided to all senior executives.

(2)	These amounts represent cash payments made to Mr. Rehnberg pursuant to the terms of his Separation and Release Agreement, as described in “— Employment Arrangements with Named Executive Officers” and “— Potential Payments upon Termination by the Company or a Termination Following a Change in Control” sections on page 24 and 35, respectively. Mr. Rehnberg’s separation payments include $5,713,703 in severance and $9,787 in medical coverage that were paid in 2022 in accordance with the terms of his Separation and Release Agreement.

(3)	Pursuant to the terms of her offer letter, Ms. Snyder was eligible for relocation assistance under the Company’s then current relocation policy, subject to certain conditions contained therein. Amounts shown for Ms. Snyder primarily represent the costs associated with her relocation.

(4)	Mr. Bradley earned $57,000 for his service as Chairman of the Board of the Directors in the first quarter of 2022 prior to him becoming Interim CEO on March 3, 2022, after which time he no longer received compensation for service as a director.

(5)	Amounts that were paid in British pounds sterling to Mr. Kirk have been converted to U.S. dollars for purposes of the this table using a spot exchange rate December 30, 2022 equal to $1.2058 per £1.00.

2022 Grants of Plan-Based Awards

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Possible Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards:
Name	HR Committee Approval Date	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Number of Shares of Stock or Units (#) (3)		Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock Awards ($) (4)
Thomas A. Bradley	6/17/2022	6/23/2022	—	—	—	—	—	—	78,760	(5)	—	2,999,968
	6/17/2022	6/23/2022	—	—	—	—	—	—	135,0000	(5)	43.80	504,900
Scott Kirk	2/17/2022	—	126,459	632,293	1,264,586	—	—	—	—		—	—
	2/17/2022	3/15/2022	—	—	—	8,536	17,073	25,609	—		—	699,993
	2/17/2022	3/15/2022	—	—	—	—	—	—	17,073		—	699,993
Susan B. Comparato	2/17/2022	—	75,000	375,000	750,000	—	—	—	—		—	—
	2/17/2022	3/15/2022	—	—	—	3,048	6,097	9,145	—		—	249,977
	2/17/2022	3/15/2022	—	—	—	—	—	—	6,098		—	250,018
Allison D. Kiene	2/17/2022	—	96,164	480,822	961,644	—	—	—	—		—	—
	2/17/2022	3/15/2022	—	—	—	3,658	7,317	10,975	—		—	299,997
	2/17/2022	3/15/2022	—	—	—	—	—	—	7,317		—	299,997
Jessica Snyder	8/4/2022	—	53,315	266,575	533,151	—	—	—	—		—	—
	8/4/2022	9/1/2022	—	—	—	—	—	—	17,712	(6)	—	349,989
Kevin J. Rehnberg	2/17/2022	—	385,000	1,925,000	3,850,000	—	—	—	—		—	—
	2/17/2022	3/15/2022	—	—	—	18,292	36,585	54,877	—		—	1,499,985
	2/17/2022	3/15/2022	—	—	—	—	—	—	36,585		—	1,499,985

(1)	These amounts represent the threshold, target and maximum cash award levels set in 2022 under the AIP.

(2)	These amounts represent the threshold, target and maximum shares of performance-based restricted stock granted under the Company 2019 Omnibus Incentive Plan. For Mr. Kirk, Ms. Comparato and Ms. Kiene, half of the shares of performance-based restricted stock are earned at the end of a three-year performance period and half at the end of a one-year performance period, subject to the achievement of certain pre-established goals relating to TBVPS and ROCE and the executive’s continued service through the applicable vesting date. These awards reflect the one-time discretionary increase to two times the target award as discussed under “2022 Long-Term Incentive Awards” beginning on page 21.

(3)	Represents the restricted stock awards granted under the Company’s 2019 Omnibus Incentive Plan as a component of the annual LTI awards, which vest in four equal installments beginning on the first anniversary of the date of the grant, subject to the executive’s continued employment through the applicable vesting date.

(4)	The amounts in this column represent the aggregate grant date fair value of equity awards granted to our NEOs during the fiscal year ended December 31, 2022. The aggregate grant date fair value in this column was calculated in accordance with FASB ASC Topic 718, with performance-based restricted stock awards valued based on the probable outcome of such criteria.

(5)	Represents Mr. Bradley’s grant of 78,760 restricted shares that vest monthly over 12 months beginning on March 3, 2022, and 135,000 stock appreciation rights that vest ratably over three years starting on June 23, 2023.

(6)	Represents Ms. Snyder’s sign-on grant of 17,712 shares of restricted stock, which vests in three equal installments beginning on the first anniversary of the date of the grant, subject to the Ms. Snyder’s continued employment through the applicable vesting date.

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table provides information about the number of outstanding equity awards held by our NEOs as of December 31, 2022.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Thomas A. Bradley	—	135,000	(2)	—	43.80	6/23/2027	19,692	(3)	509,038	—		—
Scott Kirk	—	—		—	—	—	2,738	(6)	70,777	4,840	(7)	125,114
	—	—		—	—	—	2,420	(6)	62,557	—		—
	—	—		—	—	—	5,753	(9)	148,715	—		—
	—	—		—	—	—	17,073	(9)	441,337	4,268	(10)	110,328
	—	—		—	—	—	—		—	4,268	(11)	110,328
Susan B. Comparato	—	—		—	—	—	540	(4)	13,959	—		—
	—	—		—	—	—	2,259	(5)	58,395	—		—
	—	—		—	—	—	684	(6)	17,681	1,368	(7)	35,363
	—	—		—	—	—	6,098	(9)	157,633	1,524	(10)	39,395
	—	—		—	—	—	—		—	1,524	(11)	39,395
Allison D. Kiene	—	—		—	—	—	1,198	(6)	30,968	2,395	(7)	61,911
	—	—		—	—	—	7,317	(9)	189,144	1,829	(10)	47,280
	—	—		—	—	—	—		—	1,829	(11)	47,280
Jessica Snyder	—	—		—	—	—	17,712	(12)	457,855	—		—
Kevin J. Rehnberg	—	—		—	—	—	—		—	—		—

(1)	The amounts in this column reflect the market value of unvested stock awards, determined by multiplying the number of such awards by the market price of Company’s Common Share at the close of the last trading day of fiscal year 2022, which was $25.85 per share.
(2)	This stock appreciation right was granted on June 23, 2023, and vests in three equal installments on the anniversary of the grant date, subject to the executive’s continued employment through such date.
(3)	This award was granted on June 23, 2022, and vested in equal installments on a monthly basis beginning March 3, 2022 through March 3, 2023.
(4)	This award was granted on March 15, 2019, and vests in four annual installments on the anniversary of the grant date, subject to the executive’s continued employment through such date.
(5)	This award was granted on March 16, 2020, and vests in four annual installments on the anniversary of the grant date, subject to the executive’s continued employment through such date.
(6)	This award was granted on March 15, 2021, and vests in four annual installments on the anniversary of the grant date, subject to the executive’s continued employment through such date.
(7)	This award was granted on March 15, 2021, and vests at the end of the three-year performance period based on the achievement of performance goals relating to TBVPS and ROCE and the executive’s continued employment through the applicable vesting date. The amount reported is based on threshold performance goals.
(8)	This award was granted on December 28, 2021 and vests in four annual installments on the anniversary of the grant date, subject to the executive’s continued employment through such date.
(9)	This award was granted on March 15, 2022 and vests in four annual installments on the anniversary of the grant date, subject to the executive’s continued employment through such date.

(10)	This award was granted on March 15, 2022 and vests at the end of a one-year performance period based on the achievement of performance goals relating to ROCE and the executive’s continued employment through the applicable vesting date. The amount reported is based on the assumption that threshold performance goals will be achieved.
(11)	This award was granted on March 15, 2022 and vests at the end of the three-year performance period based on the achievement of performance goals relating to TBVPS and ROCE and the executive’s continued employment through the applicable vesting date. The amount reported is based on threshold performance goals will be achieved.
(12)	This award was granted on September 1, 2022 and vests in three annual installments on the anniversary of the grant date, subject to the executive’s continued employment through such date.

2022 Stock Vested

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Thomas A. Bradley	59,068	1,795,084
Scott Kirk	4,595	145,025
Susan B. Comparato	1,898	78,745
Allison D. Kiene	399	16,359
Jessica Snyder	—	—
Kevin J. Rehnberg	9,907	409,774

2022 Non-Qualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($) (1)	Aggregate Earnings in Last Fiscal Year ($) (2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($) (2)
Thomas A. Bradley (3)	—	—	—	—	—
Scott Kirk (3)	—	—	—	—	—
Susan B. Comparato	21,740	23,471	—	—	158,535
Allison D. Kiene	24,865	27,796	—	—	88,914
Jessica Snyder (3)	—	—	—	—	—
Kevin J. Rehnberg	—	12,438	—	—	326,877

(1)	All of the Company’s contributions in the last fiscal year are included in the 2022 Summary Compensation Table.

(2)	For Ms. Comparato, her aggregate loss in fiscal year 2022 was $23,630. For Ms. Kiene, her aggregate loss in fiscal year 2022 was $8,632. For Mr. Rehnberg, his aggregate loss in fiscal year 2022 was $76,593.

(3)	Neither Mr. Bradley nor Ms. Snyder participated in the Non-Qualified Deferred Compensation program in 2022. Mr. Kirk was not eligible to participate in the Non-Qualified Deferred Compensation program since he is not U.S.-based.

Under the Company’s 401(k) Plan, a defined contribution plan, the contribution made by the Company on behalf of eligible U.S. employees is equal to the sum of:

a.	100% of the first 5% of eligible pay that the employee contributes per pay period to the plan; and

b.	1% of the employee’s eligible pay.

During 2022, the Internal Revenue Code limited the maximum amount of compensation used to calculate benefits under a defined contribution plan to $290,000 and the maximum dollar amount of the 401(k) contribution that could be made to $20,500 plus an additional $6,500 for employees over the age of 50. The Company’s Supplemental Executive Retirement Plan (“SERP”) provides retirement benefits to its U.S. employees which would be payable under the 401(k) Plan but for the limits imposed by the Internal Revenue Code. The investment return on an individual’s SERP balance is calculated as though the funds in the account were invested, as directed by the individual, from among substantially the same funds available under the Company’s 401(k) Plan.

During 2022, the Company credited the account maintained for each participating U.S. NEO for the following.

a.	The difference between the Company matching contribution which would have been made to the individual’s account under the Company’s 401(k) Plan based upon the individual’s 401(k) election had his or her contributions under that plan not been limited by reason of the Code and the amount that was actually credited to the individual’s account under the Company’s 401(k) Plan;

b.	A supplemental Company contribution equal to 1% of the excess of the NEO’s eligible compensation for the 2022 fiscal year less the maximum amount of compensation permitted to be taken into account under the Code; and

c.	Investment income calculated as though the funds in the account were invested, as designated by the individual, from substantially the same funds that are available under the Company’s 401(k) Plan.

In addition, executives under the age of 50 who elect to contribute more than the $20,500 allowed under the Code and executives 50 years old or older who elect to contribute more than the $27,000 allowed under the Code can contribute up to 5% of the pay earned after the limit is reached to the SERP. Executives may elect to receive payments in lump sum or in annual cash installments between one and 10 years. Distributions may occur, in accordance with the executive’s election, as follows: (i) seventh month following separation from the Company, (ii) on a specified date, or (iii) upon the earlier of either (i) or (ii) or within 90 days following a change of control, as defined in the SERP. In the event of death, the executive’s account shall be distributed to the executive’s beneficiary in a single lump sum payment within 90 days following the executive’s death.

Potential Payments upon Termination by the Company or a Termination Following a Change in Control

We have entered into an employment agreement with certain of our NEOs. Please refer to the “— Employment Arrangements with Named Executive Officers” section on page 24 for a general discussion of the terms and conditions of these employment agreements. Our current NEOs, other than Mr. Bradley, have been designated to participate in our Executive Severance Plan, as amended and restated effective April 26, 2022, which provides certain severance benefits and payments. Please also refer to “— 2022 Non-Qualified Deferred Compensation” section above for discussion on the distributions pursuant to our SERP.

Executive Severance Plan

On April 26, 2022, the Board approved the Company’s Executive Severance Plan, as amended and restated effective April 26, 2022 (the “Amended Plan”). Mr. Kirk, Ms. Comparato, Ms. Kiene and Ms. Snyder are “Tier I Participants” of the Amended Plan. Under the Amended Plan, upon a participant’s termination of employment without cause (as defined in the Amended Plan) or a participant’s resignation for good reason (as defined in the Amended Plan), in each case, within 24 months following a change in control (as defined in the Amended Plan), subject to the execution of a release of claims, the participant will be entitled to the following severance payments and benefits for Tier I Participants, 1.50 times the sum of (i) the annual base salary and (ii) the target annual bonus; an amount equal to target annual bonus, pro-rated through the date of employment termination; and for U.S. participants only, COBRA health care continuation coverage for 18 months for Tier I Participants.

The Amended Plan also provides for: (i) the reimbursement of a participant’s legal fees in the event of a dispute arising under the Amended Plan on or following a change in control; and (ii) for Tier I Participants, extending the applicable restrictive covenants to 18 months following an employment termination. The terms of the Amended Plan, except as described above, are substantially the same as the terms of the Executive Severance Plan which went into effect January 1, 2021.

Mr. Rehnberg

On June 23, 2022, the Company and Mr. Rehnberg agreed that Mr. Rehnberg’s employment relationship with Argo Group would cease effective immediately (the “Separation Date”). In addition, as of the Separation Date, Mr. Rehnberg ceased serving on the Company’s Board of Directors. The Company and Mr. Rehnberg entered into a Separation and Release Agreement, dated June 23, 2022 (the “Separation Agreement”) in full satisfaction of the Company’s obligations to Mr. Rehnberg under the Employment Agreement between the Company and Mr. Rehnberg dated February 18, 2020. Under the Separation Agreement, in exchange for his release of claims against the Argo Group, Mr. Rehnberg will receive (i) an amount equal to $6 million and (ii) Company-paid coverage for 18 months under our medical or dental program or policy in which Mr. Rehnberg was eligible to participate as of the Separation Date. In addition, all unvested equity awards held by Mr. Rehnberg were immediately terminated and forfeited as of the Separation Date. Under the Separation Agreement, Mr. Rehnberg remains subject to certain restrictive covenants, including a non-compete, customer non-solicitation and employee non-hire/non-solicitation, in each case, for one (1) year after the Separation Date.

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

The amounts shown in the table below are calculated based on the assumption that a termination or change of control occurred on December 31, 2022, with the severance benefits then in effect as of that date. The values shown are calculated using the Company’s closing share price of a Common Share on December 30, 2022 (the last trading day in fiscal year 2022). The actual amounts that would be paid out if such a termination were to occur can only be determined at the time of such executive officer’s actual termination and would be subject to the achievement of financial and individual performance goals and thresholds and their current salaries and benefits at such time. In addition, the table excludes Mr. Rehnberg’s since his employment with the Company terminated on June 23, 2022, and his termination benefits are governed by his Separation and Release Agreement, as further described above.

Name	Benefit	Death or Disability ($)	Termination Without Cause ($)	Termination Without Cause/Resignation for Good Reason with a Change in Control ($)
Thomas A. Bradley	Cash Severance (1)	—	—	—
	Annual Incentive Award (2)	—	—	—
	Unvested Restricted Stock Awards (3)	509,038	—	509,038
	Health, Medical, Dental Benefits (4)	—	—	—
	Total	509,038	—	509,038
Scott Kirk	Cash Severance (1)	—	525,000	2,100,000
	Annual Incentive Award (2)	—	694,074	694,074
	Unvested Restricted Stock Awards (3)	1,414,977	—	1,414,977
	Health, Medical, Dental Benefits (4)	—	—	—
	Total	1,414,977	1,219,074	4,209,051
Susan B. Comparato	Cash Severance (1)	—	375,000	1,312,500
	Annual Incentive Award (2)	—	375,000	375,000
	Unvested Restricted Stock Awards (3)	549,714	—	549,714
	Health, Medical, Dental Benefits (4)	—	15,002	30,003
	Total	549,714	765,002	2,267,218
Allison D. Kiene	Cash Severance (1)	—	525,000	1,837,500
	Annual Incentive Award (2)	—	525,000	525,000
	Unvested Restricted Stock Awards (3)	533,105	—	533,105
	Health, Medical, Dental Benefits (4)	—	4,580	9,160
	Total	533,105	1,054,580	2,904,765
Jessica Snyder	Cash Severance (1)	—	525,000	2,100,000
	Annual Incentive Award (2)	—	700,000	700,000
	Unvested Restricted Stock Awards (3)	457,855	—	457,855
	Health, Medical, Dental Benefits (4)	—	15,002	30,003
	Total	457,855	1,240,002	3,287,859

(1)	Mr. Bradley does not participate in the Executive Severance Plan. For Mr. Kirk, Ms. Comparato, Ms. Kiene and Ms. Snyder, cash severance is equal to (A) nine months’ salary in the event of termination by the Company without cause or by the NEO for good reason or (B) one and half times base salary plus target bonus in the event of termination by the Company without cause within 24 months following a change in control of the Company.

(2)	For Mr. Kirk, Ms. Comparato, Ms. Kiene and Ms. Snyder, the annual incentive award is shown at target pursuant to the terms of the Executive Severance Plan. Under the Executive Severance Plan, if a qualifying termination of employment occurs after the end of the first quarter of a calendar year, but prior to a Change in Control, then the participant is entitled to a lump sum equal to the annual cash incentive payment to which the participant would have been entitled for the performance period containing the date of termination, determined on the basis of the actual achievement of the performance goals applicable for such performance period, multiplied by a fraction (i) the numerator of which equals the number of days (rounded up for fractional days) in the performance period during which the participant was employed and (ii) the denominator of which is the total number of days in such performance period.

(3)	Amounts represent the intrinsic pre-tax value of each NEO’s unvested restricted stock awards using the closing market price of a Company’s Common Share on December 30, 2022, of $25.85 that would accelerate and vest upon termination of employment due to death or disability or that would accelerate and vest upon termination of employment in connection with a change in control of the Company. Amounts for Ms. Comparato represent unvested cash in the amount of $36,843.

(4)	Amounts represent continued participation in the Company’s health and medical plans on the same terms and conditions available to active employees of the Company for nine months in case of termination without cause, or 18 months in case of termination without cause following a change in control of the Company, based on the rates in effect for coverage as of December 31, 2022.

CEO Pay Ratio

We are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our CEO:

For 2022, our last completed fiscal year:

•	the median of the annual total compensation of all employees of our Company (other than our CEO) was $113,585; and

•	the annual total compensation of our CEO was $5,895,685.

Based on this information for fiscal year 2022, we reasonably estimate that the ratio of our CEO’s annual total compensation to the annual total compensation of our median employee was 52:1. Our pay ratio estimate has been calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions summarized below. Under Item 402(u) of Regulation S-K, in a situation where a company has multiple principal executive officers during the same year, the company may look to the principal executive officer serving in that position on the date it selects to identify the median employee and annualize that principal executive officer’s compensation. Given the leverage of our executive compensation program towards performance-based elements, we expect that our pay ratio disclosure will fluctuate year-to-year based on the Company’s performance.

The total compensation of the median employee, including any perquisites and other benefits, is determined in the same manner that we determine the total compensation of our NEOs for purposes of the 2022 Summary Compensation Table disclosed above. The total compensation amount for our median employee was compared to the 2022 total compensation of our CEO as reported in the 2022 Summary Compensation Table to determine the pay ratio.

Given the different methodologies that various public companies will use to determine their pay ratio, the pay ratio disclosed above should not be used as a basis for comparison between or among companies.

To identify our median employee, we first determined our employee population as of December 31, 2022 (the “Determination Date”). We had 1,224 employees, representing all full-time, part-time, seasonal and temporary employees as of the Determination Date. This number does not include any independent contractors or “leased” workers, as permitted by the applicable SEC rules. We then measured the employee population’s total target cash compensation for the period beginning on January 1, 2022 and ending on December 31, 2022. This compensation measurement was calculated by totaling, for each employee, his or her base salary and target annual cash incentive award for 2022. We annualized compensation for any employees who were employed for less than the full fiscal year, but we did not annualize the compensation for employees in temporary or seasonal positions.

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

As of December 31, 2022, 468,910 equity compensation awards issued consist of non-vested share awards, which do not have an exercise price. Stock settled share appreciation rights issued and outstanding totaled 135,000 shares with an exercise price of $43.80 per share

Under the terms of the 2019 Plan, only awards that are to be settled in shares are included in the totals above. Additional information relating to our equity compensation plans is included in Note 14, “Share-based Compensation” in the Notes to Consolidated Financial Statements in the Original Filing.

Security Ownership of Certain Beneficial Owners

The table below sets forth certain information regarding the beneficial ownership of our shareholders known to us to beneficially hold more than 5% of our Common Shares as of April 27, 2023. Unless otherwise noted in the footnotes following the table, the information for each shareholder is based solely on information reported on the Company’s share register, a Schedule 13G or Schedule 13D, as applicable, filed by such holder with the SEC, with percentages determined as of April 27, 2023.

	Common Shares
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
FourWorld Capital Management LLC 7 World Trade Center New York, NY 10007	5,502,120	(1)	15.64%

The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, PA 19355	3,273, 895	(2)	9.31%

BlackRock, Inc. 55 East 52nd Street New York, NY 10055	2,469,151	(3)	7.02%

Dimensional Fund Advisors LP Building One 6300 Bee Cave Road Austin, TX 78746	2,118,196	(4)	6.02%

Champlain Investment Partners, LLC 180 Battery St. Burlington, Vermont 05401	1,909,990	(5)	5.43%

(1)	Based upon the Company’s share register as of April 27, 2023 and information and belief, FourWorld Capital Management LLC has (i) sole voting and dispositive power over 4,122,804 shares and (ii) shared voting and dispositive power over 1,379,316 shares.

(2)	The Vanguard Group, Inc. filed Schedule 13G/A with the SEC on February 9, 2023, which disclosed that The Vanguard Group, Inc. beneficially owned 3,273,895 common shares, has sole dispositive power over 3,200,193 common shares and has shared voting power over 40,191 common shares.

(3)	BlackRock, Inc. filed a Schedule 13G/A with the SEC on January 31, 2023, which disclosed that BlackRock, Inc. has sole voting power over 2,394,359 common shares and sole dispositive power with respect to 2,469,151 common shares.

(4)	Dimensional Fund Advisors LP filed a Schedule 13G/A with the SEC on February 10, 2023, which disclosed that Dimensional Fund Advisors, LP have sole voting power with respect to 2,080,181 common shares and sole dispositive power with respect to 2,118,196 common shares. Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-adviser to certain other commingled funds, group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) may possess voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of Argo Group held by the Funds. However, all securities reported in the Schedule 13G/A are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

(5)	Champlain Investment Partners, LLC filed a Schedule 13G/A with the SEC on February 13, 2023, which disclosed that Champlain Investment Partners, LLC has sole voting power over 1,456,250 common shares and sole dispositive power with respect to 1,909,990 common shares.

Security Ownership of Management

The table below sets forth certain information regarding the beneficial ownership of the Common Shares as of April 27, 2023, unless otherwise indicated, of (i) each director or director nominee of the Company, (ii) each individual who has been identified as a NEO of the Company or its subsidiaries for fiscal year 2022, and (iii) all directors and individuals who have been identified as executive officers of the Company as a group:

Name of Beneficial Owner	Number of Common Shares Beneficially Owned(1)(2)	Percent of Class(1)
Directors
Bernard C. Bailey	9,161	*
Thomas A. Bradley(3)	68,740	*
Dymphna A. Lehane	10,563	*
Samuel G. Liss	15,358	*
Carol A. McFate	9,079	*
Al-Noor Ramji	10,187	*
Named Executive Officers
Scott Kirk	5,606	*
Allison D. Kiene	3,548	*
Susan B. Comparato	5,422	*
Jessica Snyder	1,715	*
Former Chief Executive Officer
Kevin J. Rehnberg	1,012	*
Total (a)	140,391	*

(a)     All directors and individuals identified as directors, current and former executive officers of the Company and its subsidiaries as a group – 11 persons.

*        Less than 1% of the outstanding Common Shares

(1) The information in this table is based on information supplied directly to the Company by executive officers and directors. Common Shares beneficially owned by a person include shares to which the person has the right to acquire beneficial ownership within 60 days of April 27, 2023. Unless otherwise indicated in the footnotes below, the persons and entities named in this table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2) Includes the following restricted shares that will vest within 60 days after April 27, 2023, 2023: all non-employee directors - 2,266. The NEOs do not have any shares vesting within 60 days of April 27, 2023.

(3) Mr. Bradley is also an executive officer. Mr. Rehnberg went on medical leave from his role as Chief Executive Officer and as director beginning on March 2, 2022, and permanently resigned from such positions on June 23, 2022. Mr. Bradley was appointed as an interim Chief Executive Officer on March 2, 2022 and became Chief Executive Officer on June 23, 2022, upon Mr. Rehnberg’s resignation.

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

Voce Voting and Support Agreement

As an inducement for Brookfield Reinsurance to enter into the Merger Agreement, on February 8, 2023, concurrently with the execution of the Merger Agreement, Brookfield Reinsurance and the Company entered into a voting and support agreement (the “Voting Agreement”) with Voce Capital Management LLC (“Voce”), which owned, as of February 8, 2023, approximately 9.47% of our issued and outstanding common shares, pursuant to which, among other things, (i) Voce agreed to vote any Company shares owned by Voce on the record date of the Company Shareholders Meeting (as defined in the Merger Agreement) in favor of the approval of the Merger Agreement, the Merger and the statutory merger agreement and (ii) Voce and the Company each agreed to a mutual release of any claims against the other party effective at the effective time of the Merger.

Director Independence

The Board has determined that each of its directors, except for Thomas A. Bradley, is “independent” in accordance with the applicable corporate governance requirements of the listing rules of the NYSE as currently in effect. Due to his current management position with the Company, Mr. Bradley is not deemed independent. In addition, the Board previously determined that Anthony Latham and Fred Donner, who each retired from the Board immediately following the 2022 Annual General Meeting, and J. Daniel Plants, who retired from the Board effective as of February 8, 2023 concurrent with the announcement of the Merger, were independent under the applicable NYSE listing rules as currently in effect.

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

Item 14. Principal Accounting Fees and Services

Ernst & Young LLP (“Ernst & Young”) performed services as the Company’s principal accountants for 2021 and for the period of January 1, 2022 – May 31, 2022. The fees incurred in 2022 and 2021 for services provided by Ernst & Young to the Company were as follows:

Category	2022	2021
Audit Fees (1)	$981,294	$6,584,295
Audit-Related Fees (2)	35,000	53,700
Tax Fees (3)	756,952	822,905
All Other Fees (4)	-	7,200

Total	$1,773,246	$7,468,100

(1)	“Audit Fees” include the aggregate fees incurred for professional services rendered by Ernst & Young for the review of the Company’s quarterly reports for 2022 and 2021 and its fee for the audit of the Company’s annual consolidated financial statements for the year ended December 31, 2021. “Audit Fees” also include fees incurred for professional services related to other statutory and regulatory filings.

(2)	“Audit-Related Fees” include fees incurred for assurance and related services that are reasonably related to the performance of the audit and not included in the “Audit Fees” described above. These services include audits of the employee benefits plans for 2021 and engagement transition fees for 2022.

(3)	“Tax Fees” are fees incurred for Ernst & Young’s tax services, which include tax compliance, planning, advice and assistance for the Company regarding statutory, regulatory or administrative developments and other international, federal, state and local issues and non-income tax minimization and planning.

(4)	“All Other Fees” includes fees for services related to the purchase of online accounting research software for 2021.

KPMG LLP (“KPMG”) performed services as the Company’s principal accountants for the period of June 1, 2022 – December 31, 2022.The fees incurred in 2022 for services provided by KPMG  to the Company were as follows:

Category	2022	2021
Audit Fees (1)	$5,880,800	N/A
Audit-Related Fees	0	N/A
Tax Fees	0	N/A
All Other Fees (2)	7,500	N/A
Total	$5,888,300	N/A

(1)	“Audit Fees” include the aggregate fees incurred for professional services rendered by KPMG for the review of the Company’s quarterly reports for 2022 and its fee for the audit of the Company’s annual consolidated financial statements for the year ended December 31, 2022. “Audit Fees” also include fees incurred for professional services related to other statutory and regulatory filings.

(2)	“All Other Fees” includes fees for services related to the purchase of online accounting research software for 2022.

Audit Committee Pre-Approval Process

All services provided by Ernst & Young to the Company in 2022 and 2021, and by KPMG in 2022, which required pre-approval were specifically pre-approved by the Audit Committee of the Company, as required under its charter. The Audit Committee has adopted an Audit Committee Pre-Approval Policy, which sets forth the procedures the Audit Committee follows to pre-approve services to be performed by the Company’s independent auditor. Pursuant to such policy, the Audit Committee delegates to the Chair of the Audit Committee authority to grant specific pre-approval on a case-by-case basis, subject to certain dollar limit. The Chair of the Audit Committee is required to report any pre-approval decisions to the Audit Committee at or prior to its next scheduled meeting. The Audit Committee and the Chair of the Audit Committee may not delegate to management the Audit Committee’s responsibilities to pre-approve services performed by the Company’s independent auditor.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	3. Exhibits

The following exhibits are numbered in accordance with Item 601 of Regulation S-K and, except as noted, are filed herewith.

Exhibit Number	Description
31.1	Rule 13a—14(a)/15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a—14(a)/15d – 14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 906 of the Sarbanes-Oxley Act of 2002.906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment Number 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

By	/s/ Thomas A. Bradley
Thomas A. Bradley
Chief Executive Officer and Director

Date: April 28, 2023