Form 10-Q
period 2023-06-30
Argo Group International Holdings, Ltd.
filed 2023-08-08
CIK 1091748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding (net of treasury shares) of each of the issuer’s classes of common shares as of August 3, 2023.
As of August 3, 2023, the registrant had 35,198,299 shares of common stock outstanding (net of treasury shares).

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares and per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: 2023 - $2,904.7, 2022 - $3,016.4; allowance for expected credit losses: 2023 - $2.5, 2022 - $2.8)	$2,590.2	$2,675.5
Commercial mortgage loans (cost: 2023 - $159.9, 2022 - $159.9; allowance for expected credit losses: 2023 - $0.2, 2022 - $0.2)	159.7	159.7
Equity securities, at fair value (cost: 2023 - $41.8; 2022 - $54.7)	43.2	43.9
Other investments (cost: 2023 - $326.6; 2022 - $323.2)	326.6	323.2
Short-term investments, at fair value (amortized cost: 2023 - $841.0; 2022 - $449.4)	841.0	449.6
Total investments	3,960.7	3,651.9
Cash and restricted cash	29.3	50.2
Accrued investment income	19.0	18.6
Premiums receivable	311.9	292.0
Reinsurance recoverables	2,908.2	3,029.1
Goodwill	118.6	118.6
Current income taxes receivable, net	45.1	44.9
Deferred tax asset, net	100.9	101.2
Deferred acquisition costs, net	103.9	107.0
Ceded unearned premiums	358.3	375.5
Operating lease right-of-use assets	52.9	57.7
Other assets	178.3	121.5
Assets held-for-sale	—	2,066.2
Total assets	$8,187.1	$10,034.4
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$5,204.7	$5,051.6
Unearned premiums	1,003.2	1,039.9
Accrued underwriting expenses and other liabilities	50.3	121.3
Ceded reinsurance payable, net	182.9	158.7
Funds held	51.0	50.0
Senior unsecured fixed rate notes	140.6	140.5
Junior subordinated debentures	258.8	258.6
Operating lease liabilities	60.8	66.4
Liabilities held-for-sale	—	1,914.5
Total liabilities	6,952.3	8,801.5
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred shares and additional paid-in capital - $1.00 par, 30,000,000 shares authorized; 6,000 and 6,000 shares issued at June 30, 2023 and December 31, 2022, respectively; liquidation preference $25,000	144.0	144.0
Common shares - $1.00 par, 500,000,000 shares authorized; 46,500,190 and 46,379,297 shares issued at June 30, 2023 and December 31, 2022, respectively	46.5	46.4
Additional paid-in capital	1,395.1	1,395.4
Treasury shares (11,318,339 and 11,318,339 shares at June 30, 2023 and December 31, 2022, respectively)	(455.1)	(455.1)
Retained earnings	370.6	407.3
Accumulated other comprehensive loss, net of taxes	(266.3)	(305.1)
Total shareholders' equity	1,234.8	1,232.9
Total liabilities and shareholders' equity	$8,187.1	$10,034.4
See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except number of shares and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Premiums and other revenue:
Earned premiums	$329.9	$454.3	$719.8	$934.9
Net investment income	32.8	29.3	62.5	67.0
Net investment and other gains (losses):
Net realized investment and other gains (losses)	(4.4)	(36.9)	(28.4)	(77.0)
Change in fair value recognized	6.0	(3.0)	12.2	3.7
Change in allowance for credit losses on fixed maturity securities	—	(0.5)	(0.1)	(1.6)
Total net investment and other gains (losses)	1.6	(40.4)	(16.3)	(74.9)
Total revenue	364.3	443.2	766.0	927.0
Expenses:
Losses and loss adjustment expenses	241.4	276.0	526.0	559.6
Underwriting, acquisition and insurance expenses	110.9	161.0	247.9	333.9
Non-operating expenses	6.8	15.6	18.4	23.0
Interest expense	8.2	6.1	16.7	11.9
Fee and other (income) expense, net	(0.1)	(1.1)	(0.5)	(1.9)
Foreign currency exchange (gains) losses	0.7	(10.3)	3.4	(7.4)
Total expenses	367.9	447.3	811.9	919.1
Income (loss) before income taxes	(3.6)	(4.1)	(45.9)	7.9
Income tax provision (benefit)	(5.8)	12.1	(14.3)	25.1
Net income (loss)	$2.2	$(16.2)	$(31.6)	$(17.2)
Dividends on preferred shares	2.7	2.7	5.3	5.3
Net income (loss) attributable to common shareholders	$(0.5)	$(18.9)	$(36.9)	$(22.5)

Net income (loss) attributable to common shareholders per common share:
Basic	$(0.01)	$(0.54)	$(1.05)	$(0.64)
Diluted	$(0.01)	$(0.54)	$(1.05)	$(0.64)
Dividend declared per common share	$—	$0.31	$—	$0.62
Weighted average common shares:
Basic	35,176,248	34,964,773	35,138,385	34,928,555
Diluted	35,176,248	34,964,773	35,138,385	34,928,555

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$2.2	$(16.2)	$(31.6)	$(17.2)
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	0.1	(4.5)	0.5	(0.4)
Reclassification adjustment for foreign currency translation included in net income	—	4.5	—	31.8
Defined benefit pension plans:
Net gain arising during the period	—	—	1.0	—
Unrealized gains (losses) on fixed maturity securities:
Gains (losses) arising during the period	(13.2)	(150.4)	20.0	(322.4)
Reclassification adjustment for losses (gains) included in net income (loss)	3.7	—	25.9	(5.4)
Other comprehensive income (loss) before tax	(9.4)	(150.4)	47.4	(296.4)

Income tax provision (benefit) related to other comprehensive income (loss):
Defined benefit pension plans:
Net gain arising during the period	—	—	0.2	—
Unrealized gains (losses) on fixed maturity securities:
Gains (losses) arising during the period	(2.2)	(29.3)	3.0	(62.1)
Reclassification adjustment for losses (gains) included in net income (loss)	0.7	—	5.4	(1.0)
Income tax (benefit) provision related to other comprehensive income (loss)	(1.5)	(29.3)	8.6	(63.1)
Other comprehensive income (loss), net of tax	(7.9)	(121.1)	38.8	(233.3)
Comprehensive income (loss)	$(5.7)	$(137.3)	$7.2	$(250.5)

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except number of shares and per share amounts)
(Unaudited)

	Preferred Shares and Additional Paid-in Capital	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity
Balance, March 31, 2022	$144.0	$46.3	$1,388.5	$(455.1)	$622.0	$(134.9)	$1,610.8
Net loss	—	—	—	—	(16.2)	—	(16.2)
Other comprehensive loss - Change in fair value of fixed maturities, net of taxes	—	—	—	—	—	(121.1)	(121.1)
Other comprehensive income, net - Other	—	—	—	—	—	—	—
Activity under stock incentive plans	—	—	0.2	—	—	—	0.2
Retirement of common shares (tax payments on equity compensation)	—	—	(0.3)	—	—	—	(0.3)
Employee stock purchase plan	—	—	0.5	—	—	—	0.5
Dividends on preferred shares	—	—	—	—	(2.7)	—	(2.7)
Cash dividend declared - common shares ($0.31/share)	—	—	—	—	(10.5)	—	(10.5)
Balance, June 30, 2022	$144.0	$46.3	$1,388.9	$(455.1)	$592.6	$(256.0)	$1,460.7

Balance, March 31, 2023	$144.0	$46.5	$1,396.6	$(455.1)	$370.9	$(258.4)	$1,244.5
Net income	—	—	—	—	2.2	—	2.2
Other comprehensive loss - Change in fair value of fixed maturities, net of taxes	—	—	—	—	—	(8.0)	(8.0)
Other comprehensive income, net - Other	—	—	—	—	—	0.1	0.1
Activity under stock incentive plans	—	—	(1.9)	—	—	—	(1.9)
Retirement of common shares (tax payments on equity compensation)	—	—	—	—	—	—	—
Employee stock purchase plan	—	—	0.4	—	—	—	0.4
Dividends on preferred shares	—	—	—	—	(2.7)	—	(2.7)
Cash dividend declared - common shares ($0.00/share)	—	—	—	—	0.2	—	0.2
Balance, June 30, 2023	$144.0	$46.5	$1,395.1	$(455.1)	$370.6	$(266.3)	$1,234.8

See accompanying notes.

	Preferred Shares and Additional Paid-in Capital	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders' Equity
Balance, December 31, 2021	$144.0	$46.2	$1,386.4	$(455.1)	$636.4	$(22.7)	$1,735.2
Net loss	—	—	—	—	(17.2)	—	(17.2)
Other comprehensive loss - Change in fair value of fixed maturities, net of taxes	—	—	—	—	—	(264.7)	(264.7)
Other comprehensive income, net - Other	—	—	—	—	—	31.4	31.4
Activity under stock incentive plans	—	0.1	2.9	—	—	—	3.0
Retirement of common shares (tax payments on equity compensation)	—	—	(1.3)	—	—	—	(1.3)
Employee stock purchase plan	—	—	0.9	—	—	—	0.9
Dividends on preferred shares	—	—	—	—	(5.3)	—	(5.3)
Cash dividend declared - common shares ($0.62/share)	—	—	—	—	(21.3)	—	(21.3)
Balance, June 30, 2022	$144.0	$46.3	$1,388.9	$(455.1)	$592.6	$(256.0)	$1,460.7

Balance, December 31, 2022	$144.0	$46.4	$1,395.4	$(455.1)	$407.3	$(305.1)	$1,232.9
Net loss	—	—	—	—	(31.6)	—	(31.6)
Other comprehensive income - change in fair value of fixed maturities, net of taxes	—	—	—	—	—	37.5	37.5
Other comprehensive income, net - other	—	—	—	—	—	1.3	1.3
Activity under stock incentive plans	—	0.1	(0.3)	—	—	—	(0.2)
Retirement of common shares (tax payments on equity compensation)	—	—	(0.8)	—	—	—	(0.8)
Employee stock purchase plan	—	—	0.8	—	—	—	0.8
Dividends on preferred shares	—	—	—	—	(5.3)	—	(5.3)
Cash dividend declared - common shares ($0.00/share)	—	—	—	—	0.2	—	0.2
Balance, June 30, 2023	$144.0	$46.5	$1,395.1	$(455.1)	$370.6	$(266.3)	$1,234.8

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows provided by (used in) operating activities:
Net loss	$(31.6)	$(17.2)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization and depreciation	8.1	11.0
Share-based payments expense	(0.6)	2.6
Deferred income tax benefit, net	(11.8)	8.8
Net investment and other (gains) losses	16.3	74.9
Undistributed earnings from alternative investment portfolio	(3.0)	(17.7)
Loss on disposals of long-lived assets, net	—	(0.6)
Foreign currency exchange (gains) losses	3.4	(7.4)
Change in:
Accrued investment income	(0.5)	(1.3)
Receivables	682.0	(160.5)
Deferred acquisition costs	(6.2)	(8.1)
Ceded unearned premiums	(40.3)	10.7
Reserves for losses and loss adjustment expenses	(347.0)	195.5
Unearned premiums	5.0	(23.5)
Ceded reinsurance payable and funds held	(53.3)	(30.8)
Income taxes	(0.9)	8.6
Accrued underwriting expenses and other liabilities	(68.2)	18.2
Other, net	(31.8)	(31.3)
Cash provided by operating activities	119.6	31.9
Cash flows provided by (used in) investing activities:
Sales of fixed maturity investments	18.2	576.4
Maturities and mandatory calls of fixed maturity investments	90.5	256.0
Sales of equity securities	10.6	12.9
Sales of other investments	8.4	32.4
Purchases of fixed maturity investments	(11.3)	(864.4)
Purchases of equity securities	—	(1.0)
Purchases of other investments	(10.5)	(23.5)
Change in foreign regulatory deposits and voluntary pools	—	1.5
Purchase of mortgage loans	—	(157.5)
Change in short-term investments	(371.5)	188.0
Settlements of foreign currency exchange forward contracts	5.9	(19.1)
Proceeds from business divestitures, net of cash transferred	54.3	13.1
Purchases of fixed assets, net	(1.6)	(0.4)
Cash provided by (used in) investing activities	(207.0)	14.4
Cash flows provided by (used in) financing activities:
Activity under stock incentive plans	0.8	1.3
Payment of cash dividends to preferred shareholders	(5.3)	(5.3)
Payment of cash dividends to common shareholders	0.2	(21.3)
Cash used in financing activities	(4.3)	(25.3)
Effect of exchange rate changes on cash	—	(2.0)
Net change in cash and restricted cash	(91.7)	19.0
Net change in cash balances classified as held-for-sale	70.8	—
Cash and restricted cash, beginning of year	50.2	146.1
Cash and restricted cash, end of period	$29.3	$165.1
 See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Business and Significant Accounting Policies
The accompanying Condensed Consolidated Financial Statements of Argo Group International Holdings, Ltd. and its subsidiaries (“Argo Group,” “we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Argo Group is an underwriter of specialty insurance products in the property and casualty market.
The preparation of interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The major estimates reflected in our Condensed Consolidated Financial Statements include, but are not limited to, reserves for losses and loss adjustment expenses; reinsurance recoverables, including the reinsurance recoverables allowance for expected credit losses; fair value of investments and assessment of potential impairment, including the allowance for credit losses on fixed maturity securities; valuation of goodwill and intangibles and our deferred tax asset valuation allowance. Actual results could materially differ from those estimates. Certain financial information that is normally included in annual Condensed Consolidated Financial Statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission ("SEC") (the “2022 Form 10-K”).
The interim financial information as of, and for the three and six months ended, June 30, 2023 and 2022 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated in consolidation. Certain reclassifications have been made to financial information presented for prior years to conform to the current year’s presentation.
Loss Portfolio Transfer - U.S.
On November 9, 2022, the U.S. loss portfolio transaction with a wholly owned subsidiary Enstar Group Limited covering a majority of the Company’s U.S. casualty insurance reserves, including construction, for accident years 2011 to 2019 closed.
The financial statement impact of this transaction on the closing date, which was recorded in the fourth quarter of 2022, consisted mainly of ceded premiums for a total of $121.0 million and was reflected in Earned premiums in our Condensed Consolidated Statements of Income (Loss). In the second quarter of 2023, the reserves ceded under the U.S. loss portfolio transfer exceeded the consideration paid by $11.1 million, and the excess is reflected as a deferred gain liability included in Accrued underwriting expenses and other liabilities on the Condensed Consolidated Balance Sheets, net of amortization. The deferred gain is amortized to earnings using the recovery method over the estimated claims settlement period.
Any potential future loss development on the U.S. loss portfolio transfer increases the deferred gain if unfavorable, or decreases the deferred gain if favorable, and a cumulative amortization adjustment based on the change in estimate is recorded to earnings.
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
The base cash consideration for the purchase was $125.0 million, which was adjusted to reflect the extent by which AUA’s net assets at completion are greater or lesser than AUA net assets as of March 31, 2022. In the third quarter of 2022, as a result of the sale, an impairment was recorded in the amount of $28.5 million, consisting of $17.3 million of indefinite lived intangible assets and $11.2 million of goodwill, representing the difference between the carrying value and implied fair value as determined by the consideration to be received. In addition, the Buyer was obliged to replace certain funds provided by the Company to support the activities of AUA and certain of its subsidiaries at Lloyd’s of London, which would then be released to the Company.
As of December 31, 2022, the Company reported the assets and liabilities of this block of business as held-for-sale on Condensed Consolidated Balance Sheets with results continuing to be reported within the Condensed Consolidated Statements of Income (Loss) and the International Operations segment. The Company determined that the Transaction did not represent a strategic shift, and therefore, did not meet the requirements for discontinued operations.
On February 2, 2023, the Seller completed the sale of the entire issued share capital of AUA. At the closing, the Company received total consideration of $155.7 million, which included cash proceeds of $125.1 million as base consideration and an additional $30.6 million which was placed in escrow by the Buyer related to certain reinsurance-related recoverables. The funds in escrow may be released to the Seller over a period of two years following the closing. At the end of the two-year escrow period, any remaining balance of the escrow will be returned to the Buyer.
As a result of the sale, we realized a loss of $20.3 million in the first quarter of 2023, which is included as a component of Net realized investment and other gains (losses) in our Condensed Consolidated Statements of Income (Loss). This loss is due to the realization of unrealized investment losses, which was previously a component of accumulated other comprehensive income.
In the first half of 2023, $4.8 million of the consideration placed in escrow was released to the Company. In addition, the total consideration was adjusted to $161.3 million based on a mutually agreed final closing balance sheet, which resulted in an additional $5.6 million of cash proceeds received by the Company in July 2023.
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
Sale of Argo Seguros Brasil S.A.
On February 15, 2022, we completed the sale of our Brazilian operations, Argo Seguros Brasil S.A. (“Argo Seguros”), to Spice Private Equity Ltd., an investment company focused on global private equity investments, for a purchase price of 160 million Brazilian Reais (approximately $30.5 million), subject to the terms and conditions set forth in the purchase agreement. Argo Seguros was one of the units within our International Operations reporting segment. As a result, we realized a loss on the sale of Argo Seguros of $28.5 million, which is included as a component of Net realized investment and other gains (losses) in our Condensed Consolidated Statements of Income (Loss). This loss was primarily attributable to the realization of historical foreign currency translation, which was previously a component of accumulated other comprehensive income. We previously recognized a $6.3 million loss during 2021 as we adjusted the carrying value of Argo Seguros to its fair value.
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

3.    Investments
Included in our Assets held-for-sale at December 31, 2022 in our Condensed Consolidated Balance Sheets is $55.9 million of assets managed on behalf of the trade capital providers, who are third-party participants that provide underwriting capital to the operations of Syndicates 1200 and 1910. At June 30, 2023, the Company did not have any assets managed on behalf of the trade capital providers due the sale of AUA as described in Note 1, “Business and Significant Accounting Policies.”
Fixed Maturities
The amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses, and fair value of fixed maturity investments were as follows:

June 30, 2023
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturities
U.S. Governments	$392.4	$—	$27.9	$—	$364.5
Foreign Governments	36.5	0.3	6.6	1.0	29.2
Obligations of states and political subdivisions	106.1	—	9.4	—	96.7
Corporate bonds	1,337.7	0.5	142.9	1.4	1,193.9
Commercial mortgage-backed securities	332.3	—	52.3	—	280.0
Residential mortgage-backed securities	307.0	0.2	48.5	—	258.7
Asset-backed securities	146.1	—	12.4	0.1	133.6
Collateralized loan obligations	246.6	0.5	13.5	—	233.6
Total fixed maturities	$2,904.7	$1.5	$313.5	$2.5	$2,590.2

December 31, 2022
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturities
U.S. Governments	$410.9	$—	$30.2	$—	$380.7
Foreign Governments	35.6	0.3	6.7	0.8	28.4
Obligations of states and political subdivisions	109.9	0.4	10.1	0.4	99.8
Corporate bonds	1,394.8	0.9	160.0	1.6	1,234.1
Commercial mortgage-backed securities	337.4	—	52.0	—	285.4
Residential mortgage-backed securities	320.0	0.2	50.2	—	270.0
Asset-backed securities	153.4	—	14.2	—	139.2
Collateralized loan obligations	254.4	0.3	16.8	—	237.9
Total fixed maturities	$3,016.4	$2.1	$340.2	$2.8	$2,675.5

Contractual Maturity
The amortized cost and fair values of fixed maturity investments as of June 30, 2023, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$188.9	$183.2
Due after one year through five years	1,169.1	1,069.4
Due after five years through ten years	472.4	397.9
Due after ten years	42.3	33.8
Structured securities	1,032.0	905.9
Total	$2,904.7	$2,590.2
The actual maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.
Other Investments
Details regarding the carrying value and unfunded investment commitments of other investments as of June 30, 2023 and December 31, 2022 were as follows:

June 30, 2023
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$54.8	$—
Private equity	267.0	102.7
Other	4.8	—
Total other investments	$326.6	$102.7

December 31, 2022
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$54.0	$—
Private equity	264.6	108.9
Other	4.6	—
Total other investments	$323.2	$108.9
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
•Other: Other includes participation in investment pools.

Unrealized Losses
An aging of unrealized losses on our investments in fixed maturities is presented below:

June 30, 2023	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$13.6	$0.6	$350.8	$27.3	$364.4	$27.9
Foreign Governments	10.8	1.1	12.3	5.5	23.1	6.6
Obligations of states and political subdivisions	19.3	1.0	74.6	8.4	93.9	9.4
Corporate bonds	88.5	6.2	1,085.8	136.7	1,174.3	142.9
Commercial mortgage-backed securities	4.3	0.2	275.6	52.1	279.9	52.3
Residential mortgage-backed securities	22.9	1.5	233.9	47.0	256.8	48.5
Asset-backed securities	16.5	0.5	116.7	11.9	133.2	12.4
Collateralized loan obligations	12.5	0.2	206.6	13.3	219.1	13.5
Total fixed maturities	$188.4	$11.3	$2,356.3	$302.2	$2,544.7	$313.5

December 31, 2022	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$271.0	$18.1	$109.8	$12.1	$380.8	$30.2
Foreign Governments	16.7	4.9	2.6	1.8	19.3	6.7
Obligations of states and political subdivisions	67.4	4.1	24.3	6.0	91.7	10.1
Corporate bonds	695.1	68.3	519.6	91.7	1,214.7	160.0
Commercial mortgage-backed securities	144.2	18.6	141.2	33.4	285.4	52.0
Residential mortgage-backed securities	88.7	8.8	178.8	41.4	267.5	50.2
Asset-backed securities	93.3	7.5	45.9	6.7	139.2	14.2
Collateralized loan obligations	181.1	13.3	44.2	3.5	225.3	16.8
Total fixed maturities	$1,557.5	$143.6	$1,066.4	$196.6	$2,623.9	$340.2
We hold a total of 1,514 fixed maturity securities, of which 322 were in an unrealized loss position for less than one year and 1,156 were in an unrealized loss position for a period one year or greater as of June 30, 2023. The unrealized losses as of June 30, 2023 are primarily driven from interest rate movements.
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

In cooperation with our investment managers, we evaluate for credit losses each quarter utilizing a bottom up review approach. At the security level, a determination is made as to whether a decline in fair value below the amortized cost basis is due to credit-related or noncredit-related factors. If we determine that all or a portion of a fixed maturity is uncollectible, the uncollectible amortized cost is written off with a corresponding reduction to the allowance for credit losses. If we collect cash flows that were previously written off, the recovery is recognized in Net investment and other gains (losses). We also consider whether we intend to sell an available-for-sale security or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost. In these instances, a decline in fair value is recognized in Net investment and other gains (losses) in the Condensed Consolidated Statements of Income (Loss) based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security.
The following table presents a roll-forward of the changes in allowance for credit losses on available-for-sale fixed maturities by industry category for the three and six months ending June 30, 2023 and 2022, respectively:

(in millions)	Foreign Governments	Obligations of states and political subdivisions	Corporate bonds	Asset backed securities	Total
Beginning balance, March 31, 2023	$0.8	$0.4	$1.4	$0.1	$2.7
Securities for which allowance was not previously recorded	0.1	—	0.5	—	0.6
Securities sold during the period	—	—	(0.2)	—	(0.2)
Reductions for credit impairments	—	—	—	—	—
Additional net increases (decreases) in existing allowance	0.1	(0.4)	(0.3)	—	(0.6)
Ending balance, June 30, 2023	$1.0	$—	$1.4	$0.1	$2.5

(in millions)	Foreign Governments	Obligations of states and political subdivisions	Corporate bonds	Asset backed securities	Total
Beginning balance, March 31, 2022	$0.3	$0.4	$2.1	$0.1	$2.9
Securities for which allowance was not previously recorded	0.1	—	0.1	—	0.2
Securities sold during the period	—	—	—	—	—
Reductions for credit impairments	—	—	(1.4)	—	(1.4)
Additional net increases (decreases) in existing allowance	0.1	—	0.2	—	0.3
Ending balance, June 30, 2022	$0.5	$0.4	$1.0	$0.1	$2.0

(in millions)	Foreign Governments	Obligations of states and political subdivisions	Corporate bonds	Asset backed securities	Total
Beginning balance, January 1, 2023	$0.7	$0.4	$1.6	$0.1	$2.8
Securities for which allowance was not previously recorded	0.1	—	0.7	—	0.8
Securities sold during the period	—	—	(0.4)	—	(0.4)
Reductions for credit impairments	—	—	—	—	—
Additional net increases (decreases) in existing allowance	0.2	(0.4)	(0.5)	—	(0.7)
Ending balance, June 30, 2023	$1.0	$—	$1.4	$0.1	$2.5

(in millions)	Foreign Governments	Obligations of states and political subdivisions	Corporate bonds	Asset backed securities	Total
Beginning balance, January 1, 2022	$0.2	$—	$2.2	$0.1	$2.5
Securities for which allowance was not previously recorded	0.2	—	0.5	—	0.7
Securities sold during the period	—	—	(0.6)	—	(0.6)
Reductions for credit impairments	—	—	(1.4)	—	(1.4)
Additional net increases (decreases) in existing allowance	0.1	0.4	0.3	—	0.8
Ending balance, June 30, 2022	$0.5	$0.4	$1.0	$0.1	$2.0
Total credit impairment (gains) losses, net of allowance for credit losses, included in Net investment and other gains (losses) in the Condensed Consolidated Statements of Income (Loss) was $2.3 million and $2.8 million for the three and six months ended June 30, 2023, respectively. Total credit impairment (gains) losses, net of allowance for credit losses, included in Net investment and other gains (losses) in the Condensed Consolidated Statements of Income (Loss) was $1.9 million for the three and six months ended June 30, 2022.
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

Commercial Mortgage Loans
Commercial mortgage loan investments are composed of participation interests in a portfolio of commercial mortgage loans. Loan collateral is diversified with regard to property type and geography. The following table presents loans by property type:

	June 30, 2023
(in millions)	Cost	Composition	Loan Count
Apartments	$87.4	54.7%	16
Hotel	25.0	15.6%	4
Industrial	26.2	16.4%	4
Retail	21.3	13.3%	4
Total	$159.9	100.0%	28

	December 31, 2022
(in millions)	Cost	Composition	Loan Count
Apartments	$87.4	54.5%	16
Hotel	25.0	15.6%	4
Industrial	26.0	16.3%	4
Retail	21.5	13.6%	4
Total	$159.9	100.0%	28

The following table presents our loans by Debt Service Coverage Ratio (“DSCR”):

	June 30, 2023
(in millions)	Cost	Loan Count
Less than 1.00	$40.4	8
1.00 to 1.50	30.5	6
Greater than 1.5 to 2.0	51.0	8
Greater than 2.0 to 3.0	23.0	4
Greater than 3.0 to 4.0	15.0	2
Greater than 4.0	0.0	0
Total	$159.9	28

	December 31, 2022
(in millions)	Cost	Loan Count
1.00 to 1.50	$10.4	2
Greater than 1.5 to 2.0	60.4	10
Greater than 2.0 to 3.0	52.0	10
Greater than 3.0 to 4.0	25.8	4
Greater than 4.0	11.3	2
Total	$159.9	28

The following table presents loans by Loan To Value (“LTV”):

	June 30, 2023
(in millions)	Cost	Loan Count
Equal to or less than 50.0%	$36.7	6
Greater than 50.0% to 55.0%	9.1	2
Greater than 55.0% to 60.0%	42.7	8
Greater than 60.0% to 70.0%	51.7	8
Greater than 70.0%	19.7	4
Total	$159.9	28

	December 31, 2022
(in millions)	Cost	Loan Count
Equal to or less than 50.0%	$36.7	6
Greater than 50.0% to 55.0%	9.1	2
Greater than 55.0% to 60.0%	42.6	8
Greater than 60.0% to 70.0%	71.5	12
Total	$159.9	28

The following table presents loans by maturity:

	June 30, 2023
(in millions)	Cost	Loan Count
One Year or Less	$19.7	4
Greater than One Year and Less than Three	35.0	6
Greater than Three Years and Less than Five Years	33.9	6
Greater than Five Years and Less than Seven Years	20.4	4
Greater than Seven Years and Less than Ten Years	50.9	8
Total	$159.9	28

	December 31, 2022
(in millions)	Cost	Loan Count
Greater than One Year and Less than Three	54.8	10
Greater than Three Years and Less than Five Years	33.8	6
Greater than Five Years and Less than Seven Years	20.4	4
Greater than Seven Years and Less than Ten Years	50.9	8
Total	$159.9	28

Investment Gains and Losses
The following table presents our gross realized investment gains and losses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Realized gains on fixed maturities and other:
Fixed maturities	$0.4	$4.7	$0.6	$15.9
Other investments, including short-term investments	2.3	10.4	10.2	12.0
Total realized gains on fixed maturities and other	2.7	15.1	10.8	27.9

Realized losses on fixed maturities and other:
Fixed maturities	(1.3)	(4.8)	(23.7)	(21.4)
Other investments, including short-term investments	(1.0)	(21.3)	(6.8)	(28.1)
Total realized losses on fixed maturities and other	(2.3)	(26.1)	(30.5)	(49.5)

Other net losses recognized on fixed maturities and other:
Credit losses on fixed maturities	—	(2.3)	(0.1)	(3.4)
Impairment related to change in intent	(2.2)	—	(2.8)	—
Other(1)	—	(25.2)	(3.6)	(53.7)
Total other net losses recognized on fixed maturities and other	(2.2)	(27.5)	(6.5)	(57.1)

Equity securities:
Net realized gains (losses) on equity securities	(2.6)	1.1	(2.3)	0.1
Change in unrealized gains (losses) on equity securities held at the end of the period	6.0	(3.0)	12.2	3.7
Net gains (losses) on equity securities	3.4	(1.9)	9.9	3.8

Net investment and other gains (losses) before income taxes	1.6	(40.4)	(16.3)	(74.9)
Income tax (benefit) provision	(0.2)	(1.1)	(5.3)	(1.8)
Net investment and other gains (losses), net of income taxes	$1.8	$(39.3)	$(11.0)	$(73.1)
(1) For the three and six months ended June 30, 2022, refer to the sale of AGSE and Argo Seguros in Note 1, “Business and Significant Accounting Policies” for additional information.
The cost of securities sold is based on the specific identification method.
Changes in unrealized gains (losses) related to fixed maturity investments are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Change in unrealized gains (losses)
Fixed maturities	$(9.2)	$(151.2)	$46.4	$(328.7)
Other and short-term investments	(0.3)	0.8	(0.5)	0.9
Net unrealized investment gains (losses) before income taxes	(9.5)	(150.4)	45.9	(327.8)
Income tax provision (benefit)	(1.5)	(29.3)	8.4	(63.1)
Net unrealized investment gains (losses), net of income taxes	$(8.0)	$(121.1)	$37.5	$(264.7)

Foreign Currency Exchange Forward Contracts
We enter into foreign currency exchange forward contracts to manage operational currency exposure from our non-USD insurance operations, and to hedge certain non-USD investment portfolio securities. The currency forward contracts are carried at fair value in our Condensed Consolidated Balance Sheets in Other liabilities and Other assets at June 30, 2023 and December 31, 2022, respectively. The net realized gains and (losses) are included in Net realized investment and other gains (losses) in our Condensed Consolidated Statements of Income (Loss).
The fair value of our foreign currency exchange forward contracts as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023		December 31, 2022
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Operational currency
Open contracts in a gain position	$47.1	$0.4	$108.4	$6.3
Open contracts in a loss position	78.6	(0.1)	39.7	(0.5)
Net open contracts for operational currency		$0.3		$5.8

Asset manager investment exposure
Open contracts in a gain position	$43.7	$43.7	$42.1	$42.1
Open contracts in a loss position	40.3	(44.4)	39.5	(42.7)
Net open contracts for asset manager investment exposure		(0.7)		(0.6)
Total		$(0.4)		$5.2
The following table presents our gross realized investment gains and losses on our foreign currency exchange forward contracts:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Realized gains
Operational currency exposure	$4.8	$5.4	$8.9	$7.8
Asset manager investment exposure	0.6	3.1	0.6	4.2
Gross realized investment gains	5.4	8.5	9.5	12.0
Realized losses
Operational currency exposure	(3.7)	(16.6)	(6.7)	(25.5)
Asset manager investment exposure	(0.4)	(1.0)	(0.7)	(1.0)
Gross realized investment losses	(4.1)	(17.6)	(7.4)	(26.5)
Net realized investment (losses) gains on foreign currency exchange forward contracts	$1.3	$(9.1)	$2.1	$(14.5)
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

(in millions)	June 30, 2023	December 31, 2022
Securities on deposit for regulatory and other purposes	$140.3	$149.3
Securities pledged as collateral for letters of credit and other	86.4	169.8
Securities on deposit supporting Lloyd’s business (1)	—	171.4
Total restricted investments	$226.7	$490.5
(1) During the second quarter 2023, the funds at Lloyd’s (FAL) previously used to support the activities of AUA and its subsidiaries, were released to the Company.

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
To validate the fair value of investments in the Company’s Condensed Consolidated Financial Statements, we receive prices from multiple sources including third-party pricing services and our outside investment managers. Through a comparative analysis, the Company validates the reasonableness of its valuations. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of June 30, 2023 and December 31, 2022. A description of the valuation techniques we use to measure assets at fair value is as follows:
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
Based on an analysis of the inputs, our financial assets and liabilities measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	June 30, 2023	Level 1 (1)	Level 2 (2)	Level 3 (3)
Fixed maturities
U.S. Governments	$364.5	$362.4	$2.1	$—
Foreign Governments	29.2	—	29.2	—
Obligations of states and political subdivisions	96.7	—	96.7	—
Corporate bonds	1,193.9	—	1,177.4	16.5
Commercial mortgage-backed securities	280.0	—	280.0	—
Residential mortgage-backed securities	258.7	—	258.7	—
Asset-backed securities	133.6	—	115.9	17.7
Collateralized loan obligations	233.6	—	233.6	—
Total fixed maturities	2,590.2	362.4	2,193.6	34.2
Equity securities	43.2	36.4	—	6.8
Other investments	0.5	—	0.5	—
Short-term investments	841.0	840.8	0.2	—
Derivatives	—	—	—	—
Total assets	$3,474.9	$1,239.6	$2,194.3	$41.0
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

(1) Quoted prices in active markets for identical assets
(2) Significant other observable inputs
(3) Significant unobservable inputs
The fair value measurements in the tables above do not equal Total investments on our Condensed Consolidated Balance Sheets as they primarily exclude other investments that are accounted for under the equity-method of accounting as well as hedge funds which are carried at NAV as a practical expedient.
A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:
Fair Value Measurements Using Unobservable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2023	$40.7	$15.5	$56.2
Transfers into Level 3	—	—	—
Transfers out of Level 3	(5.5)	(7.6)	(13.1)
Total gains or losses (realized/unrealized):
Included in net income	(0.2)	—	(0.2)
Included in other comprehensive income	0.3	—	0.3
Purchases, issuances, sales, and settlements:
Purchases	0.5	—	0.5
Issuances	—	—	—
Sales	(0.5)	(1.1)	(1.6)
Settlements	(1.1)	—	(1.1)
Ending balance, June 30, 2023	$34.2	$6.8	$41.0
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2023	$—	$(0.3)	$(0.3)

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2022	$2.8	$14.7	$17.5
Transfers into Level 3	36.1	1.5	37.6
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income	(0.4)	(0.7)	(1.1)
Included in other comprehensive loss	(4.8)	—	(4.8)
Purchases, issuances, sales, and settlements:
Purchases	9.0	1.0	10.0
Issuances	—	—	—
Sales	(2.0)	(1.0)	(3.0)
Settlements	—	—	—
Ending balance, December 31, 2022	$40.7	$15.5	$56.2
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2022	$—	$(4.4)	$(4.4)
At June 30, 2023 and December 31, 2022, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.
The Company holds investments in commercial mortgage loans reported at cost, less an allowance for expected credit losses, on the Condensed Consolidated Balance Sheets. The fair value of the Company’s investments in commercial mortgage loans is estimated using a discounted cash flow analysis. Due to the level of unobservable inputs factored into the estimation of fair value, the valuation would be categorized as Level 3. The cost and estimated fair value of the investments in commercial mortgage loans were:

	June 30, 2023		December 31, 2022
(in millions)	Cost	Fair Value	Cost	Fair Value
Commercial mortgage loans	$159.9	$152.3	$159.9	$150.7

4.    Allowance for Credit Losses
Premiums receivable
The following table presents the balances of premiums receivable, net of allowance for expected credit losses, at June 30, 2023, December 31, 2022, and December 31, 2021 and the changes in the allowance for expected credit losses for the six months ended June 30, 2023 and the year ended December 31, 2022.

(in millions)	Premiums Receivable, Net of Allowance for Estimated Uncollectible Premiums	Allowance for Estimated Uncollectible Premiums
Balance, December 31, 2021	$648.6	$5.7
Current period change for estimated uncollectible premiums		0.2
Write-offs of uncollectible premiums receivable		(1.2)
Balance, December 31, 2022	$292.0	$4.7
Current period change for estimated uncollectible premiums		1.4
Write-offs of uncollectible premiums receivable		—
Balance, June 30, 2023	$311.9	$6.1

Reinsurance Recoverables
The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, at June 30, 2023, December 31, 2022, and December 31, 2021 and the changes in the allowance for estimated uncollectible reinsurance for the six months ended June 30, 2023 and the year ended December 31, 2022.

(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance
Balance, December 31, 2021	$2,966.4	$3.8
Current period change for estimated uncollectible premiums		1.7
Write-offs of uncollectible premiums receivable		—
Reclassified to assets held-for-sale		(0.8)
Balance, December 31, 2022	$3,029.1	$4.7
Current period change for estimated uncollectible reinsurance		—
Write-offs of uncollectible reinsurance recoverables		—
Balance, June 30, 2023	$2,908.2	$4.7
We primarily utilize A.M. Best credit ratings when determining the allowance and adjust as needed based on our historical experience with the reinsurers. A portion of our reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.

5.    Reserves for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Six Months Ended June 30,
(in millions)	2023	2022
Net reserves - beginning of the year	$2,213.1	$3,123.2
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	451.0	539.9
Prior accident years	75.0	19.7
Losses and LAE incurred during calendar year, net of reinsurance	526.0	559.6
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	58.3	52.2
Prior accident years	256.4	454.7
Losses and LAE payments made during current calendar year, net of reinsurance:	314.7	506.9
Add/(Deduct):
Divestitures (1)	24.4	(35.2)
Retroactive reinsurance (2)	21.7	—
Deferred gain on U.S. loss portfolio transfer, net of amortization	(6.0)	—
Syndicate 1200 loss portfolio transfer (for years of account 2018 and 2019) (3)	—	(181.2)
Change in participation interest (4)	—	28.6
Total net reserve adjustments	40.1	(187.8)
Foreign exchange adjustments	3.5	1.2
Net reserves - end of period	2,468.0	2,989.3
Add:
Reinsurance recoverables on unpaid losses and LAE, end of period	2,736.7	2,606.2
Gross reserves - end of period	$5,204.7	$5,595.5
(1)For the six months ended June 30, 2023, the adjustment relates to the year-to-date activity of Syndicate 1200 and on reinsurance contracts with AUA subsidiaries. Refer to the sale of AUA in Note 1, “Business and Significant Accounting Policies” for additional information. For the six months ended June 30, 2022, refer to the sale of Argo Seguros and AGSE in Note 1, “Business and Significant Accounting Policies” for additional information.
(2) In connection with the sale of AUA, the Company entered into two retroactive reinsurance agreements with AUA subsidiaries.
(3) Loss portfolio transfer on Syndicate 1200's reserves for the 2018 and 2019 years of account. Refer to Note 1, “Business and Significant Accounting Policies” for additional information.
(4) Amount represents the change in reserves due to changing our participation in Syndicates 1200 and 1910. For the six months ended June 30, 2023, the balance has been reduced to zero as a result of the sale of AUA.
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

The impact from the (favorable) unfavorable development of prior accident years’ loss and LAE reserves on each reporting segment is presented below:

	For the Six Months Ended June 30,
(in millions)	2023	2022
U.S. Operations	$65.1	$11.7
International Operations	8.2	5.2
Run-off Lines	1.7	2.8
Total (favorable) unfavorable prior-year development	$75.0	$19.7
The following describes the primary factors behind each segment’s net prior accident year reserve development for the six months ended June 30, 2023 and 2022:
Six months ended June 30, 2023:
•U.S. Operations: Net unfavorable development primarily related to liability and professional lines partially offset by favorable development in specialty lines. The liability lines development was driven by businesses we have exited. The professional lines development was driven by movements on individual management liability claims. The favorable development in specialty lines was due to a lack of claim activity in surety business.
•International Operations: Net unfavorable development primarily related to movements on claims in professional lines in Bermuda operations and specialty lines in Europe partially offset by favorable development in runoff Reinsurance lines.
•Run-off Lines: Net unfavorable loss reserve development on prior accident years in other run-off lines.
Six months ended June 30, 2022:
•U.S. Operations: Unfavorable development primarily related to liability, including the impact of large losses, and professional lines, partially offset by favorable development in property and specialty lines.
•International Operations: Unfavorable development primarily related to professional and liability losses in our Bermuda insurance operations partially offset by favorable development from Syndicate 1200 property and liability lines.
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
Investment securities, commercial mortgage loan investments, and short-term investments. See Note 3, “Investments,” for additional information.
Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables and reinsurance recoverables on paid losses approximates fair value due to short term nature.
Debt. At June 30, 2023 and December 31, 2022, the fair value of our debt instruments is determined using both Level 1 and Level 2 inputs, as previously defined in Note 3, “Investments.”
We receive fair value prices from third-party pricing services for our financial instruments as well as for similar financial instruments. These prices are determined using observable market information such as publicly traded quoted prices, and trading prices for similar financial instruments actively being traded in the current market. We have reviewed the processes used by the third-party providers for pricing the instruments and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of June 30, 2023 and December 31, 2022. A description of the valuation techniques we use to measure these liabilities at fair value is as follows:

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
A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	June 30, 2023		December 31, 2022
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures:
Trust preferred debentures	$172.7	$150.0	$172.7	$165.8
Subordinated debentures	86.1	79.8	85.9	88.1
Total junior subordinated debentures	258.8	229.8	258.6	253.9
Senior unsecured fixed rate notes	140.6	129.4	140.5	112.7
Floating rate loan stock (1)	—	—	54.7	52.5
	$399.4	$359.2	$453.8	$419.1
(1) As of December 31, 2022, floating rate loan stock reclassified to liabilities held-for-sale. See Note 1, “Business and Significant Accounting Policies” for additional information.
Based on an analysis of the inputs, our financial instruments measured at fair value for disclosure purposes have been categorized as follows:

	Fair Value Measurements at Reporting Date Using
(in millions)	June 30, 2023	Level 1 (1)	Level 2 (2)	Level 3 (3)
Junior subordinated debentures:
Trust preferred debentures	$150.0	$—	$150.0	$—
Subordinated debentures	79.8	—	79.8	—
Total junior subordinated debentures	229.8	—	229.8	—
Senior unsecured fixed rate notes	129.4	129.4	—	—
	$359.2	$129.4	$229.8	$—
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
Preferred Shares
On May 4, 2023, our Board of Directors declared a quarterly cash dividend in the amount of $437.50 per share on our 7.00% Resettable Fixed Rate Preference Shares, Series A, par value of $1.00 per share, with a liquidation preference of $25,000 per share (the “Series A Preference Shares”). Holders of depositary shares, each representing a 1/1,000th interest in a Series A Preference Share (the “Depositary Shares”), received $0.43750 per Depositary Share. On June 15, 2023, we paid $2.7 million to our shareholders of record of Series A Preference Shares on May 31, 2023.
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
Stock Repurchases
On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all previous repurchase authorizations. As of June 30, 2023, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million. However, the Company does not anticipate repurchasing shares at this time.
We did not repurchase any common shares for the six months ended June 30, 2023 and June 30, 2022.
8.    Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive (loss) income, net of taxes (where applicable) by component for the six months ended June 30, 2023 and 2022 is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2023	$(4.2)	$(293.1)	$(7.8)	$(305.1)
Other comprehensive income before reclassifications	0.5	17.0	0.8	18.3
Amounts reclassified from accumulated other comprehensive loss	—	20.5	—	20.5
Net current-period other comprehensive income (loss)	0.5	37.5	0.8	38.8
Balance, June 30, 2023	$(3.7)	$(255.6)	$(7.0)	$(266.3)

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2022	$(35.3)	$19.7	$(7.1)	$(22.7)
Other comprehensive income (loss) before reclassifications	(0.4)	(260.3)	—	(260.7)
Amounts reclassified from accumulated other comprehensive loss	31.8	(4.4)	—	27.4
Net current-period other comprehensive income (loss)	31.4	(264.7)	—	(233.3)
Balance, June 30, 2022	$(3.9)	$(245.0)	$(7.1)	$(256.0)
The amounts reclassified from accumulated other comprehensive income (loss) shown in the above table have been included in the following captions in our Condensed Consolidated Statements of Income (Loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Unrealized gains and losses on securities:
Net realized investment and other gains (losses)	$(3.7)	$—	$(25.9)	$5.4
Provision for income taxes	0.7	—	5.4	(1.0)
Foreign currency translation adjustments:
Net realized investment and other gains (losses) (1)	—	(4.5)	—	(31.8)
Total, net of taxes	$(3.0)	$—	$(20.5)	$(27.4)
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
9.    Net Income (Loss) Per Common Share
The following table presents the calculation of net income (loss) per common share on a basic and diluted basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except number of shares and per share amounts)	2023	2022	2023	2022
Net income (loss)	$2.2	$(16.2)	$(31.6)	$(17.2)
Less: Preferred share dividends	2.7	2.7	5.3	5.3
Net income (loss) attributable to common shareholders	(0.5)	(18.9)	(36.9)	(22.5)
Weighted average common shares outstanding - basic	35,176,248	34,964,773	35,138,385	34,928,555
Effect of dilutive securities:
Equity compensation awards	—	—	—	—
Weighted average common shares outstanding - diluted	35,176,248	34,964,773	35,138,385	34,928,555
Net income (loss) per common share:
Basic	$(0.01)	$(0.54)	$(1.05)	$(0.64)
Diluted	$(0.01)	$(0.54)	$(1.05)	$(0.64)
Excluded from the weighted average common shares outstanding calculation at June 30, 2023 and 2022 are 11,318,339 and 11,315,889 shares, respectively, which are held as treasury shares. The shares are excluded as of their repurchase date. Excluded from the computation of diluted net loss per common shares were 35,458 and 49,107 potentially dilutive shares for the three and six months ended June 30, 2023, respectively. The potentially dilutive shares were excluded due to the net loss incurred for the periods presented. Excluded from the computation of diluted net loss per common shares were 107,431 and 140,487 potentially dilutive shares for the three and six months ended June 30, 2022, respectively.

10.    Supplemental Cash Flow Information
Interest paid and income taxes paid (recovered) were as follows:

	For the Six Months Ended June 30,
(in millions)	2023	2022
Senior unsecured fixed rate notes	$4.7	$4.7
Junior subordinated debentures	11.1	5.4
Other indebtedness	0.8	1.0
Total interest paid	$16.6	$11.1

Income taxes paid	$0.2	$10.1
Income taxes recovered	(0.1)	(0.5)
Income taxes paid, net	$0.1	$9.6
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
Restricted Shares
A summary of non-vested restricted share activity as of June 30, 2023 and changes during the six months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2023	341,670	$42.19
Granted	—	—
Vested and issued	(108,197)	42.85
Expired or forfeited	(86,338)	43.78
Outstanding at June 30, 2023	147,135	$40.78
The restricted shares generally vest over one to four years. Expense recognized under this plan for the restricted shares was $0.6 million and $1.8 million for the three and six months ended June 30, 2023, respectively, as compared to $1.1 million and $3.3 million for the three and six months ended June 30, 2022, respectively. Compensation expense for all share-based compensation awards is included in Underwriting, acquisition and insurance expenses in the accompanying Condensed Consolidated Statements of Income (Loss). As of June 30, 2023, there was $5.1 million of total unrecognized compensation, excluding any potential forfeitures, cost related to restricted share compensation arrangements granted by Argo Group.

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
A summary of non-vested performance share activity as of June 30, 2023 and changes during the six months then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	124,974	$46.41
Granted	—	—
Vested and issued	—	—
Expired or forfeited	(56,762)	45.01
Outstanding at June 30, 2023	68,212	$47.57
Net expense recouped for the performance shares under this plan was $2.7 million and $2.4 million for the three and six months ended June 30, 2023, respectively, compared to $1.1 million and $0.6 million for the three and six months ended June 30, 2022, respectively. The recoupment of expense in 2023, producing a net benefit to the Condensed Consolidated Statements of Income (Loss), was primarily due to the reduction of the expense for employees who did not achieve the required performance measures and the adjustment of the expected forfeitures on the remaining awards. The recoupment of expenses recognized in 2022 was primarily attributable to the forfeiture of awards due to the departure of our former president and chief executive officer. As of June 30, 2023, there was $1.3 million of total unrecognized compensation cost, excluding any potential forfeitures, related to performance share compensation arrangements granted by Argo Group.
Stock-settled Share Appreciation Rights
In June 2022, we issued 135,000 stock-settled share appreciation rights (“SSARs”) to our Chief Executive Officer. The SSARs vest on a pro rata basis over a three year period, and have an exercise price of $43.80 per share. We valued the shares using the Black Scholes model, which resulted in a grant date fair value of $8.28 per share. For the three and six months ended June 30, 2023, we recognized $0.1 million and $0.2 million in expense, respectively, compared to nil for each period ended 2022. Unamortized expense at June 30, 2023 was $0.7 million.
12.    Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Commissions	$40.4	$61.3	$97.9	$139.2
Other underwriting and insurance expenses	70.2	97.1	156.2	200.3
Total underwriting, acquisition and insurance expenses before deferral	110.6	158.4	254.1	339.5
Net deferral of policy acquisition costs	0.3	2.6	(6.2)	(5.6)
Total underwriting, acquisition and insurance expenses	$110.9	$161.0	$247.9	$333.9
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
We have a subsidiary based in the U.K. that is subject to the tax laws of that country. Under current law, the subsidiary is taxed at the applicable corporate tax rates. On February 2, 2023, Argo completed the sale of the entire issued share capital of AUA. Refer to the sale of AUA in Note 1, “Business and Significant Accounting Policies” for additional information. Certain of the U.K. subsidiaries included in the AUA sale were deemed to be engaged in business in the U.S., and therefore, subject to U.S. corporate tax in respect of a proportion of their U.S. underwriting business only. Relief was available against the U.K. tax liabilities in respect of overseas taxes paid that arose from the underwriting business. Our U.K. subsidiaries file separate U.K. income tax returns.
We have subsidiaries based in the U.S. that are subject to U.S. tax laws. Under current law, these subsidiaries are taxed at the applicable corporate tax rates. Our U.S. subsidiaries file a consolidated U.S. federal income tax return.
We also have operations in Ireland and Italy which also are subject to income taxes imposed by the jurisdiction in which they operate. Additionally, we have operations in Barbados which is not subject to income tax under the laws of that country.

On August 16, 2022, U.S. legislation referred to as the Inflation Reduction Act of 2022 was enacted. This legislation enacted a new Corporate Alternative Minimum Tax and Excise Tax on Repurchases of Corporate Stock. The Company does not anticipate an impact to our financial statements in regard to the recent legislative change.
Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the three and six months ended June 30, 2023 and 2022, pre-tax income (loss) attributable to our operations and the corresponding operations’ effective tax rates were as follows:

	For the Three Months Ended June 30,
	2023			2022
(in millions)	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)	Effective Tax Rate
Bermuda	3.6		—%	$(49.1)	—%
United States	(5.7)		95.9%	46.0	21.4%
United Kingdom	(1.5)		18.9%	8.7	26.8%
Barbados	—	(1)	—%	—	—%
United Arab Emirates	—		—%	0.2	—%
Ireland	—	(1)	—%	(4.6)	—%
Italy	—	(1)	(2.7)%	(0.2)	46.7%
Malta	—		—%	(5.1)	—%
Pre-tax income (loss)	(3.6)		158.8%	(4.1)	(295.1)%
(1) Pre-tax income (loss) for the respective year was less than $0.1 million.

	For the Six Months Ended June 30,
	2023			2022
(in millions)	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)	Effective Tax Rate
Bermuda	$(11.5)		—%	$(49.0)	—%
United States	(13.1)		53.1%	84.7	21.7%
United Kingdom	(21.6)		34.3%	13.7	46.6%
Barbados	—	(1)	—%	—	—%
Brazil	—		—%	(0.1)	(422.4)%
United Arab Emirates	0.3		—%	0.8	—%
Ireland	—	(1)	—%	(38.0)	—%
Italy	—	(1)	(338.5)%	(0.1)	(28.9)%
Malta	—		—%	(4.1)	—%
Pre-tax income (loss)	$(45.9)		31.0%	$7.9	320.4%
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
A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2023	2022	2023		2022
Income tax provision at expected rate	$(1.5)	$9.5	$(6.9)		$18.9
Tax effect of:
Nontaxable investment income	—	(0.1)	(0.1)	(1)	(0.2)
Foreign exchange adjustments		0.7	(2.6)		0.7
Base Erosion and Anti-Abuse Tax	(3.5)	—	(3.5)		—
Withholding taxes	—	—	0.1		—
Sale of Brazil and Malta Operations	—	4.9	—		6.5
U.S. state tax expense, net of federal income tax effect	(1.3)	—	(1.2)		—
Change in uncertain tax position liability	1.2	0.5	1.2		0.6
Change in valuation allowance	—	(3.5)	(0.1)		(5.4)
Impact of change in tax rate related to Finance Act 2021	—	0.8	(0.4)		1.3
Prior period adjustment	—	(0.3)	(0.1)		0.9
Other, net	(0.7)	(0.4)	(0.7)		1.8
Income tax provision (benefit)	$(5.8)	$12.1	$(14.3)		$25.1
(1) Rate impact for the respective year was less than $0.1 million.

Our gross deferred tax assets are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future taxable income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of future taxable income sufficient to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally for our U.S. property and casualty insurers two years for net operating losses and for all our U.S. subsidiaries three years for capital losses. If a company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. For the three and six months ended June 30, 2023, the net change in valuation allowance for deferred tax assets was $0.0 million and $(0.1) million, respectively. . Existing valuation allowances pertain to the following: Internal Revenue Code Section 382 limited net operating loss carryforwards within the United States, cumulative losses incurred since inception, and valuation allowances acquired through or related to acquisitions or disposals. Based upon a review of our available evidence, both positive and negative discussed above, our management concluded that it is more-likely-than-not that the other deferred tax assets will be realized.
For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s Condensed Consolidated Financial Statements. For the three and six months ended June 30, 2023, the Company had a net increase of uncertain tax positions in the amount of $1.2 million and $1.2 million related to federal or state income tax liability. A net increase of interest in the amount of $0.0 million and $0.1 million has been recorded in the line item Interest expense in our Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2023. No change to penalties were recorded for the three and six months ended June 30, 2023.
Our U.S. subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2019. Our U.K. subsidiary is no longer subject to U.K. income tax examinations by His Majesty’s Revenue and Customs for years before 2021.
14.    Commitments and Contingencies
Legal Actions
Argo Group’s subsidiaries are parties to legal actions incidental to their business. As of June 30, 2023, management believed that the resolution of these matters would not materially affect our financial condition or results of operations.
Federal Securities Class Action
The Police & Fire Retirement System City of Detroit v. Argo Group International Holdings, Ltd., et al., No. 22-cv-8971 (S.D.N.Y.)
On October 20, 2022, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers, alleging securities fraud violations under sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On January 18, 2023, U.S. District Judge Lewis A. Kaplan granted the Police and Fire Retirement System City of Detroit and the Oklahoma Law Enforcement Retirement System’s joint motion for appointment as lead plaintiff. On March 27, 2023, lead plaintiffs filed an Amended Class Action Complaint, which alleges that from June 11, 2018 through August 9, 2022, defendants made false and misleading statements concerning the Company’s reserves and underwriting standards. Defendants filed a motion to dismiss the amended complaint on May 26, 2023. Lead plaintiffs filed an opposition to such motion on July 13, 2023, and Defendants anticipate filing a reply on or before August 14, 2023.
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

Contractual Commitments
We have contractual commitments to invest up to $102.7 million related to our limited partnership investments at June 30, 2023, as further disclosed in Note 3, “Investments.” These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time, not to exceed twelve years.
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
Revenue and income (loss) before income taxes for each segment were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Revenue:
Earned premiums
U.S. Operations	$311.2	$332.8	$636.8	$669.2
International Operations	18.6	121.3	82.9	265.5
Run-off Lines	0.1	0.2	0.1	0.2
Total earned premiums	329.9	454.3	719.8	934.9
Net investment income
U.S. Operations	27.1	20.0	51.5	45.6
International Operations	5.0	8.7	9.6	20.1
Run-off Lines	0.7	0.6	1.4	1.3
Total net investment income	32.8	29.3	62.5	67.0
Net investment and other gains (losses)	1.6	(40.4)	(16.3)	(74.9)
Total revenue	$364.3	$443.2	$766.0	$927.0

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Income (loss) before income taxes
U.S. Operations	$(4.6)	$43.0	$(9.2)	$86.9
International Operations	9.5	2.6	11.9	25.3
Run-off Lines	(0.3)	(1.5)	(1.0)	(2.5)
Total segment income (loss) before income taxes	4.6	44.1	1.7	109.7
Corporate and Other	(9.1)	(18.1)	(27.9)	(34.3)
Net investment and other gains (losses)	1.6	(40.4)	(16.3)	(74.9)
Foreign currency exchange gains (losses)	(0.7)	10.3	(3.4)	7.4
Total income (loss) before income taxes	$(3.6)	$(4.1)	$(45.9)	$7.9

The table below presents earned premiums by geographic location for the three and six months ended June 30, 2023 and 2022. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
United States	$311.3	$333.0	$636.9	$669.4
United Kingdom	—	109.0	48.3	236.1
Bermuda	18.6	11.0	34.6	17.4
Malta	—	1.3	—	3.6
All other jurisdictions	—	—	—	8.4
Total earned premiums	$329.9	$454.3	$719.8	$934.9
The following table represents identifiable assets:

(in millions)	June 30, 2023	December 31, 2022
U.S. Operations	$6,002.6	$5,815.0
International Operations	1,807.0	3,791.6
Run-off Lines	259.2	284.4
Corporate and Other	118.3	143.4
Total assets	$8,187.1	$10,034.4
Included in total assets at December 31, 2022 are $303.7 million in assets associated with trade capital providers.
16.    Subsequent Events
In July 2023, the Company and Argo Group U.S. entered into two amendments to the Credit Agreement (as defined below), whereby the requisite lenders thereunder consented to the acquisition of the Company by Brookfield Reinsurance Ltd. pursuant to the Merger Agreement (as defined below) and extension of the maturity date with respect to certain commitments under the Company’s revolving credit facility from November 2, 2023 to November 2, 2024. We anticipate the Credit Agreement will decrease from $220.0 million to $200.0 million with effect from November 2, 2023.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2023 compared with the three and six months ended June 30, 2022, and a discussion of our financial condition as of June 30, 2023. This discussion and analysis should be read in conjunction with the attached unaudited interim Condensed Consolidated Financial Statements and notes thereto and Argo Group’s 2022 Form 10-K, including the audited Condensed Consolidated Financial Statements and notes thereto.
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
Such statements are subject to certain risks and uncertainties that could cause actual events or results to differ materially including, but not limited to, recent changes in interest rates and inflation, our ability to complete and realize the anticipated benefits of the merger with Brookfield Reinsurance Ltd., the adequacy of our projected loss reserves, employee retention and changes in key personnel, the ability of our insurance subsidiaries to meet risk-based capital and solvency requirements, the outcome of legal and regulatory proceedings, investigations, inquiries, claims and litigation and other risks and uncertainties discussed in our filings with the SEC. For a more detailed discussion of such risks and uncertainties, see Part II, Item 1A. “Risk Factors” herein and Part I, Item 1A, “Risk Factors” in Argo Group’s Form 10-K for the year ended December 31, 2022 and Part II, Item 1A in Argo Group’s Form 10-Q for the quarter ended March 31, 2023. The inclusion of a forward-looking statement herein should not be regarded as a representation by Argo Group that Argo Group's objectives will be achieved. Argo Group undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on any such statements.
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

Consolidated Results of Operations
For the three and six months ended June 30, 2023, we reported a net loss attributable to common shareholders of $0.5 million ($0.01 per diluted common share) and $36.9 million ($1.05 per diluted common share), respectively. For the three and six months ended June 30, 2022, we reported net loss attributable to common shareholders of $18.9 million ($0.54 per diluted common share) and $22.5 million ($0.64 per diluted common share) respectively.
The following is a comparison of selected data from our operations, as well as book value per common share, for the relevant comparative periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Gross written premiums	$561.9	$732.1	$1,158.6	$1,452.7
Earned premiums	$329.9	$454.3	$719.8	$934.9
Net investment income	32.8	29.3	62.5	67.0
Net investment and other gains (losses):
Net realized investment and other gains (losses)	(4.4)	(36.9)	(28.4)	(77.0)
Change in fair value recognized	6.0	(3.0)	12.2	3.7
Change in allowance for credit losses on fixed maturity securities	—	(0.5)	(0.1)	(1.6)
Total net investment and other gains (losses)	1.6	(40.4)	(16.3)	(74.9)
Total revenue	$364.3	$443.2	$766.0	$927.0
Income (loss) before income taxes	$(3.6)	$(4.1)	$(45.9)	$7.9
Income tax provision (benefit)	(5.8)	12.1	(14.3)	25.1
Net income (loss)	$2.2	$(16.2)	$(31.6)	$(17.2)
Less: Dividends on preferred shares	2.7	2.7	5.3	5.3
Net income (loss) attributable to common shareholders	$(0.5)	$(18.9)	$(36.9)	$(22.5)
GAAP Ratios:
Loss ratio	73.2%	60.8%	73.1%	59.9%
Expense ratio	33.6%	35.4%	34.4%	35.7%
Combined ratio	106.8%	96.2%	107.5%	95.6%
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

	June 30, 2023	December 31, 2022	June 30, 2022
Book value per common share	$31.00	$31.06	$37.65

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

	For the Three Months Ended June 30,
	2023		2022
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$329.9		$454.3

Losses and loss adjustment expenses, as reported	241.4	73.2%	276.0	60.8%
Adjustments:
Favorable (unfavorable) prior accident year loss development	(26.4)	(8.0)%	(16.3)	(3.6)%
Catastrophe losses	(3.1)	(0.9)%	(2.5)	(0.6)%
Current accident year non-catastrophe losses (non-GAAP)	$211.9	64.3%	$257.2	56.6%
Expense ratio		33.6%		35.4%
Current accident year non-catastrophe combined ratio (non-GAAP)		97.9%		92.0%

	For the Six Months Ended June 30,
	2023		2022
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$719.8		$934.9

Losses and loss adjustment expenses, as reported	526.0	73.1%	559.6	59.9%
Adjustments:
Favorable (unfavorable) prior accident year loss development	(75.0)	(10.4)%	(19.7)	(2.1)%
Catastrophe losses	(6.7)	(0.9)%	(11.2)	(1.2)%
Current accident year non-catastrophe losses (non-GAAP)	$444.3	61.8%	$528.7	56.6%
Expense ratio		34.4%		35.7%
Current accident year non-catastrophe combined ratio (non-GAAP)		96.2%		92.3%
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

Gross Written and Net Earned Premiums
Consolidated gross written and net earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended June 30,
	2023		2022
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$132.8	$45.4	$118.4	$57.9
Liability	273.8	173.9	332.6	201.0
Professional	91.1	70.3	164.1	110.4
Specialty	64.2	40.3	117.0	85.0
Total	$561.9	$329.9	$732.1	$454.3

	For the Six Months Ended June 30,
	2023		2022
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$215.1	$88.1	$214.9	$127.8
Liability	550.6	365.4	652.6	407.0
Professional	200.8	157.4	313.5	226.7
Specialty	192.1	108.9	271.7	173.4
Total	$1,158.6	$719.8	$1,452.7	$934.9

Gross written premiums decreased $170.2 million, or 23.2%, for the three months ended June 30, 2023, as compared to the same period ended 2022, while decreasing $294.1 million, or 20.2%, for the six months ended June 30, 2023 as compared to the same period ended 2022. The decrease in gross written premiums is attributable to the sale of AUA, Argo Seguros and AGSE as well as underwriting actions executed on certain delegated authority programs further contributed to the decrease. Reductions in gross written premium in construction and management liability lines in our U.S. operations was partially offset by growth in Alternative Risk Solutions and Environmental business.
Consolidated net earned premiums for the three and six months ended June 30, 2023 decreased $124.4 million, or 27.4%, and $215.1 million, or 23.0%, respectively, as compared to the same periods ended 2022. The decrease is primarily driven by the aforementioned reasons.
Our gross written and net earned premiums are further discussed by reporting segment and major lines of business below under the heading “Segment Results.”
Net Investment Income
Consolidated net investment income for the three and six months ended June 30, 2023 was $32.8 million and $62.5 million, respectively, compared to $29.3 million and $67.0 million for the same period in 2022. The increase for the three months June 30, 2023 was driven by higher interest rates; partially offset by lower returns from alternative investments, compared to the same period ended 2022. The decrease in net investment income for the six months ended June 30, 2023 was driven by a decrease in income from our alternative investment portfolio which includes earnings from both private equity and hedge fund investments, compared to the same period ended 2022.
Net investment income from fixed maturity assets and dividends from equity securities was $29.6 million and $59.5 million for the three and six months ended June 30, 2023, compared to $25.2 million and $49.3 million for the same periods ended 2022, primarily due to an increase in fixed maturity securities driven by higher interest rates.

Net Investment and Other Gains and Losses
Consolidated net investment and other losses decreased $42.0 million and $58.6 million for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022. Consolidated net investment and other losses of $16.3 million for the six months ended June 30, 2023 were primarily driven from the sale of AUA. The losses related to the sale of AUA included $20.3 million of pre-tax realized losses which were previously recognized in accumulated other comprehensive income, resulting in no impact to total shareholders’ equity from this reclassification. The loss was partially offset by market value gains recognized on our equity investments. Consolidated net investment and other losses of $74.9 million for the six months ended June 30, 2022 were primarily driven from the sale of Argo Seguros and AGSE.
Loss and Loss Adjustment Expenses
Consolidated losses and loss adjustment expenses decreased $34.6 million and $33.6 million for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022.
The consolidated loss ratio for the three months ended June 30, 2023 was 73.2%, 12.4 percentage points higher than 60.8%, for the same period in 2022, driven by higher net unfavorable prior-year reserve development in 2023 as compared to 2022 (4.4 percentage point increase) and a higher current accident year non-catastrophe loss ratio (7.7 percentage point increase). Catastrophe losses for the three months ended June 30, 2023 of $3.1 million were attributable to losses associated with U.S. storms.
The consolidated loss ratio for the six months ended June 30, 2023 was 73.1%, 13.2 percentage points higher than 59.9% for the same period in 2022, driven by higher net unfavorable prior-year reserve development in 2023 as compared to 2022 (8.3 percentage point increase) and a higher current accident year non-catastrophe loss ratio (5.2 percentage point increase). Catastrophe losses for the six months ended June 30, 2023 of $6.7 million are primarily attributable to losses associated with U.S. storms.
The net unfavorable prior-year reserve development for the three months ended June 30, 2023 of $26.4 million was due to $25.4 million from U.S. Operations, $0.4 million from International Operations and $0.6 million in Run-off lines. The net unfavorable prior-year reserve development for the six months ended June 30, 2023 of $75.0 million was due to $65.1 million from U.S. Operations, $8.2 million from International Operations and $1.7 million in Run-off lines.
Our losses and loss adjustment expenses, including the prior-year loss reserve development shown in the following table, are further discussed by reporting segment under the heading “Segment Results” below. The following table summarizes the above referenced prior-year loss reserve development for the six months ended June 30, 2023 with respect to net loss reserves by line of business as of December 31, 2022.

(in millions)	Net Reserves at December 31, 2022	Net Reserve Development (Favorable) / Unfavorable for the period ended June 30, 2023	Percent of 2022 Net Reserves
Property	$94.8	$(3.2)	(3.4)%
Liability	1,626.2	61.8	3.8%
Professional	445.3	24.2	5.4%
Specialty	46.8	(7.8)	(16.7)%
Total	$2,213.1	$75.0	3.4%
In determining appropriate reserve levels for the six months ended June 30, 2023, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for loss and loss adjustment expenses and record our best estimate. Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data. Pricing, reinsurance costs, legal environment, general economic conditions including changes in inflation and many other factors impact our ultimate loss estimates. Refer to segment results for specific factors impacting our current accident year loss ratios.
Consolidated gross reserves for losses and loss adjustment expenses were $5,204.7 million and $5,051.6 million as of June 30, 2023 and December 31, 2022, respectively. The increase was primarily driven by net unfavorable prior-year reserve development in 2023 and retroactive reinsurance contracts the Company entered into with AUA subsidiaries. Our management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, it is possible that future loss development, favorable or unfavorable, may occur.

Underwriting, Acquisition and Insurance Expenses
Consolidated underwriting, acquisition and insurance expense for the three and six months ended June 30, 2023 decreased $50.1 million, or 31.1% and $86.0 million, or 25.8%, respectively, as compared to the same periods ended 2022 primarily driven by business dispositions.
The consolidated expense ratio was 34.4% for the six months ended June 30, 2023 compared to 35.7% for the six months ended June 30, 2022. The acquisition expense ratio was 15.7% and general and administrative expense ratio was 18.7% for the six months ended June 30, 2023 as compared to 17.2% and 18.5%, respectively, for the six months ended June 30, 2022. The improvement in the acquisition expense ratio, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, is driven by the change in business mix resulting from the sale of Syndicate 1200.
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
Non-operating expenses decreased $8.8 million, or 56.4%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The expenses incurred for the three months ended June 30, 2023 primarily relate to legal fees for the Company’s pending merger with Brookfield Reinsurance. Non-operating expenses decreased $4.6 million, or 20.0%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The expenses incurred for the six months ended June 30, 2023 primarily relate to legal fees for the sale of AUA and the pending merger with Brookfield Reinsurance. The expenses incurred for the six months ended June 30, 2022 primarily relate to advisory fees, severance expenses and retention bonuses, and legal settlements.
Interest Expense
Consolidated interest expense increased $2.1 million, or 34.4%, to $8.2 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Consolidated interest expense increased $4.8 million, or 40.3%, to $16.7 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase was attributable to higher short-term interest rates in 2023.
Foreign Currency Exchange Gains/Losses
Consolidated foreign currency exchange gains decreased $11.0 million for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. Consolidated foreign currency exchange gains decreased $10.8 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.The changes in the foreign currency exchange gains were due to fluctuations of the U.S. Dollar, on a weighted average basis, against the Canadian Dollar, Euro and the British Pound as well as disposal of several businesses transacting in foreign currencies.
Income Tax Provision
The consolidated income tax provision represents the income tax expense or benefit associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the consolidated provision for income taxes represents taxes on net income for our Ireland, Italy, United Kingdom, and United States operations. The Company recorded a consolidated income tax benefit of $5.8 million and $14.3 million for the three and six months ended June 30, 2023. This is compared to the consolidated income tax provision of $12.1 million and $25.1 million for the same periods ended 2022.

The consolidated effective tax rate was 158.8% and 31.0% for the three and six months ended June 30, 2023 compared to the consolidated effective tax rate of (295.1)% and 320.4% for the same period ended 2022. The change in the effective tax rate was due to the three month period ending June 30, 2022 including the sale of our Brazil operations for which the realized foreign exchange loss was excluded from tax calculations, and the tax benefits related to the capital loss in Ireland were offset by a valuation allowance. Additionally, for the period ending June 30, 2022, Malta was disposed, and the capital loss reported in Bermuda received no tax benefit. For the period ending June 30, 2023, the company incurred an estimated Base Erosion and Anti-Abuse Tax liability (BEAT) in connection with a reinsurance agreement between our U.S. and Bermuda operations which increased the current period effective tax rate. Excluding the estimated BEAT liability, the effective tax rate for the period ending June 30, 2023 was more aligned with statutory tax rates.
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
•Liability includes a broad range of primary and excess casualty products primarily underwritten as insurance and, to a lesser extent reinsurance, for risks on both an admitted and non-admitted basis in the United States. Internationally, prior to the sale of AUA, Argo Group underwrote non-U.S. casualty risks primarily exposed in the United Kingdom, Canada and Australia.
•Professional includes various professional lines products including errors and omissions and management liability coverages (including directors and officers).
•Specialty includes niche insurance coverages such as marine, accident and health, and surety product offerings.
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

U.S. Operations
The following table summarizes the results of operations for U.S. Operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Gross written premiums	$456.1	$501.1	$893.3	$976.3
Earned premiums	$311.2	$332.8	$636.8	$669.2
Losses and loss adjustment expenses	229.2	202.5	469.1	408.7
Underwriting, acquisition and insurance expenses	107.3	102.1	214.0	209.8
Underwriting income (loss)	(25.3)	28.2	(46.3)	50.7
Net investment income	27.1	20.0	51.5	45.6
Interest expense	6.7	4.2	13.7	8.1
Fee and other expense (income), net	—	0.1	(0.3)	0.1
Non-operating expenses	(0.3)	0.9	1.0	1.2
Income (loss) before income taxes	$(4.6)	$43.0	$(9.2)	$86.9
GAAP Ratios:
Loss ratio	73.7%	60.8%	73.7%	61.1%
Expense ratio	34.4%	30.7%	33.6%	31.3%
Combined ratio	108.1%	91.5%	107.3%	92.4%
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

	For the Three Months Ended June 30,
	2023		2022
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$311.2		$332.8

Losses and loss adjustment expenses, as reported	229.2	73.7%	202.5	60.8%
Adjustments:
Favorable (unfavorable) prior accident year loss development	(25.4)	(8.2)%	(6.7)	(2.0)%
Catastrophe losses, including COVID-19	(3.1)	(1.0)%	(1.0)	(0.3)%
Current accident year non-catastrophe losses (non-GAAP)	$200.7	64.5%	$194.8	58.5%
Expense ratio		34.4%		30.7%
Current accident year non-catastrophe combined ratio (non-GAAP)		98.9%		89.2%

	For the Six Months Ended June 30,
	2023		2022
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$636.8		$669.2

Losses and loss adjustment expenses, as reported	469.1	73.7%	408.7	61.1%
Adjustments:
Favorable (unfavorable) prior accident year loss development	(65.1)	(10.2)%	(11.7)	(1.7)%
Catastrophe losses, including COVID-19	(6.2)	(1.0)%	(5.0)	(0.7)%
Current accident year non-catastrophe losses (non-GAAP)	$397.8	62.5%	$392.0	58.7%
Expense ratio		33.6%		31.3%
Current accident year non-catastrophe combined ratio (non-GAAP)		96.1%		90.0%
Gross Written and Net Earned Premiums
Gross written and net earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended June 30,
	2023		2022
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$65.7	$36.7	$57.5	$39.1
Liability	244.7	168.1	274.5	171.7
Professional	78.5	65.3	109.7	80.0
Specialty	67.2	41.1	59.4	42.0
Total	$456.1	$311.2	$501.1	$332.8

	For the Six Months Ended June 30,
	2023		2022
	Gross Written	Net Earned	Gross Written	Net Earned
Property	$121.7	$73.6	$101.9	$79.6
Liability	492.8	343.4	545.1	342.1
Professional	153.7	133.6	211.0	164.5
Specialty	125.1	86.2	118.3	83.0
Total	$893.3	$636.8	$976.3	$669.2
Property
Gross written premiums for property increased $8.2 million, or 14.3%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Gross written premiums for property increased $19.8 million, or 19.4%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase was primarily due to growth from the fronted habitational business and the inland marine business, partially offset by decreases in the garage business unit and public entity program. The decrease in net earned premium for the three and six months ended June 30, 2023 compared to the same period in 2022 was attributed to the sale of the contract binding and excess and surplus property businesses in 2021 partially offset by growth in the inland marine business.

Liability
Gross written premiums for liability decreased $29.8 million, or 10.9%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Gross written premiums for liability decreased $52.3 million, or 9.6%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The decrease was mainly from reductions in construction, specialty programs and garage business units partially offset by increases from the fronted business where we write both liability and workers compensation, the casualty and environmental business units and workers compensation lines placed with Rockwood. Net earned premium decreased for the three months ended June 30, 2023 compared to the same period in 2022 due to historical written premium reductions from the construction and specialty programs business units partially offset by growth from the environmental business unit and Rockwood. Net earned premium increased for the six months ended June 30, 2023 compared to the same period in 2022. Gross earned premiums decreased due primarily to volume reductions in prior quarters from the business units and programs noted above. However, ceded earned premiums were lower and offset the decrease in gross earned premiums.
Professional
Gross written premiums for professional decreased $31.2 million, or 28.4%, and for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Gross written premiums for professional decreased $57.3 million, or 27.2%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This was the result of lower production in management liability lines, errors and omissions lines and delegated authority programs. The decrease in net earned premium for the three and six months ended June 30, 2023, compared to the same period in 2022 was also due to the reduced production from the lines noted above.
Specialty
Gross written premiums increased $7.8 million or 13.1%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Gross written premiums increased $6.8 million or 5.7%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase was driven by fronted business, partially offset by decreases in surety lines. The decrease in net earned premiums for the three months ended June 30, 2023, compared to the same period in 2022 was from surety lines partially offset by growth in delegated authority programs. The increase in net earned premiums for the six months ended June 30, 2023, compared to the same period in 2022 was the result of growth from prior quarters in surety and delegated authority programs.
Loss and Loss Adjustment Expenses
Loss and loss adjustment expenses were $229.2 million and $202.5 million for the three months ended June 30, 2023 and 2022, and $469.1 million and $408.7 million for the six months ended June 30, 2023 and 2022, respectively. The loss ratios for the three months ended June 30, 2023 and 2022 were 73.7% and 60.8%, respectively. The higher loss ratio in the three months ended June 30, 2023 was driven by higher net unfavorable prior-year reserve development in 2023 versus 2022 (6.2 percentage point increase), current accident year non-catastrophe losses (6.0 percentage point increase), and an increase in catastrophe losses (0.7 percentage point increase). The loss ratios for the six months ended June 30, 2023 and 2022 were 73.7% and 61.1%, respectively. The higher loss ratio in the first six months of 2023 was driven by higher net unfavorable prior-year reserve development in 2023 versus 2022 (8.5 percentage point increase), an increase in the current accident year non-catastrophe loss ratio (3.8 percentage point increase) and an increase in catastrophe losses (0.3 percentage point increase).
The current accident year non-catastrophe loss ratios for the three and six months ended June 30, 2023 were 64.5% and 62.5% respectively, compared to 58.5% and 58.7% for the three and six months ended June 30, 2022, respectively. The current accident year non-catastrophe loss ratio for the three months ended June 30, 2023 was impacted by claims inflation across several lines of business and rate decreases in management liability lines. The current accident year non-catastrophe loss ratio for the six months ended June 30, 2023 was also impacted by a large loss in professional lines that increased the loss ratio by 0.9 points.
Net unfavorable prior-year reserve development for the three and six months ended June 30, 2023 was $25.4 million and $65.1 million, respectively. The net unfavorable prior year reserve development for the three months ended June 30, 2023 primarily related to liability lines driven by businesses we have exited partially offset by favorable development in specialty lines. The net unfavorable prior year reserve development for the six months ended June 30, 2023 primarily related to liability lines the company has exited and professional lines partially offset by favorable development in specialty lines. The unfavorable development included $38.8 million from businesses we have exited.

Net prior-year reserve development for the three and six months ended June 30, 2022 was $6.7 million and $11.7 million unfavorable. The unfavorable prior-year reserve development for the three months ended June 30, 2022 was due to liability lines. The unfavorable prior-year reserve development for the six months ended June 30, 2022 was due to liability lines partially offset by favorable development in specialty lines.
Catastrophe losses for the three and six months ended June 30, 2023 were $3.1 million and $6.2 million, respectively, compared to $1.0 million and $5.0 million for the three and six months ended June 30, 2022, respectively. Catastrophe losses for the three and six months ended June 30, 2023 were due to U.S. storms. Catastrophe losses for the three and six months ended June 30, 2022 were also driven by U.S. storms.
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses were $107.3 million and $214.0 million for the three and six months ended June 30, 2023 as compared to $102.1 million and $209.8 million for the three and six months ended June 30, 2022, respectively. The expense ratio increased to 34.4% for the three months ended June 30, 2023 from 30.7% for the same period 2022. The expense ratio increased to 33.6% for the six months ended June 30, 2023 as compared to 31.3% for the same period 2022. The ratio deterioration was primarily driven by increased acquisition expenses and the decrease in net earned premiums.
International Operations
The following table summarizes the results of operations for International Operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Gross written premiums	$105.8	$230.8	$265.3	$476.2
Earned premiums	$18.6	$121.3	$82.9	$265.5
Losses and loss adjustment expenses	11.6	72.1	55.2	148.1
Underwriting, acquisition and insurance expenses	1.0	53.4	22.4	108.3
Underwriting income (loss)	6.0	(4.2)	5.3	9.1
Net investment income	5.0	8.7	9.6	20.1
Interest expense	1.3	1.9	2.6	3.6
Fee and other expense (income), net	(0.1)	(1.2)	(0.2)	(2.0)
Non-operating expenses	0.3	1.2	0.6	2.3
Income before income taxes	$9.5	$2.6	$11.9	$25.3
GAAP Ratios:
Loss ratio	62.4%	59.4%	66.6%	55.8%
Expense ratio	5.3%	44.1%	27.0%	40.8%
Combined ratio	67.7%	103.5%	93.6%	96.6%

The following table contains a reconciliation of certain non-GAAP financial measures, specifically the current accident year non-catastrophe losses, current accident year non-catastrophe loss ratio and current accident year non-catastrophe combined ratio, to their most directly comparable GAAP measures for our International Operations.

	For the Three Months Ended June 30,
	2023		2022
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$18.6		$121.3

Losses and loss adjustment expenses, as reported	11.6	62.4%	72.1	59.4%
Adjustments:
Favorable (unfavorable) prior accident year loss development	(0.4)	(2.2)%	(8.2)	(6.8)%
Catastrophe losses, including COVID-19	—	—%	(1.5)	(1.2)%
Current accident year non-catastrophe losses (non-GAAP)	$11.2	60.2%	$62.4	51.4%
Expense ratio		5.3%		44.1%
Current accident year non-catastrophe combined ratio (non-GAAP)		65.5%		95.5%

	For the Six Months Ended June 30,
	2023		2022
(in millions)	Amount	Ratio	Amount	Ratio
Earned premiums	$82.9		$265.5

Losses and loss adjustment expenses, as reported	55.2	66.6%	148.1	55.8%
Adjustments:
Favorable (unfavorable) prior accident year loss development	(8.2)	(9.9)%	(5.2)	(2.0)%
Catastrophe losses, including COVID-19	(0.5)	(0.6)%	(6.2)	(2.3)%
Current accident year non-catastrophe losses (non-GAAP)	$46.5	56.1%	$136.7	51.5%
Expense ratio		27.0%		40.8%
Current accident year non-catastrophe combined ratio (non-GAAP)		83.1%		92.3%

Gross Written and Net Earned Premiums
Gross written and net earned premiums by our four primary insurance lines were as follows:

	For the Three Months Ended June 30,
	2023		2022
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$67.1	$8.7	$60.9	$18.8
Liability	29.1	5.7	57.9	29.1
Professional	12.6	5.0	54.4	30.4
Specialty	(3.0)	(0.8)	57.6	43.0
Total	$105.8	$18.6	$230.8	$121.3

	For the Six Months Ended June 30,
	2023		2022
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$93.4	$14.5	$113.0	$48.2
Liability	57.8	21.9	107.3	64.7
Professional	47.1	23.8	102.5	62.2
Specialty	67.0	22.7	153.4	90.4
Total	$265.3	$82.9	$476.2	$265.5

Property
Gross written premiums for property increased $6.2 million, or 10.2%, for the three months ended June 30, 2023 as compared to the same period in 2022. The increase was due to higher written premiums arising out of our Bermuda operations mainly driven by favorable rate change. Gross written decreased by $19.6 million, or 17.3%, for the six months ended June 30, 2023, as compared to the same period 2022. The decrease in gross written premiums was primarily due to the sale of Syndicate 1200, which was partially offset by growth arising out of our Bermuda operations. Net earned premiums for property decreased $10.1 million and $33.7 million for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 driven by the sale of Syndicate 1200.
Liability
Gross written premiums for liability decreased $28.8 million, or 49.7%, and $49.5 million, or 46.1%, for the three and six months ended June 30, 2023 as compared to the same period in 2022. The reduction in gross written premiums was primarily due to the sales of Syndicate 1200 and Argo Seguros which were partially offset by growth in Bermuda as a result of favorable rate change and new business. Net earned premiums decreased for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 driven by the aforementioned reasons.
Professional
Gross written premiums for professional lines decreased $41.8 million, or 76.8%, and $55.4 million, or 54.0%, for the three and six months ended June 30, 2023 as compared to the same period in 2022. The decrease in gross written premiums was driven by the sale of Syndicate 1200. The decrease in net earned premiums for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, was also mainly due to the sale of Syndicate 1200.
Specialty
Gross written premiums decreased $60.6 million, or 105.2%, and $86.4 million, or 56.3%, for the three and six months ended June 30, 2023 as compared to the same period in 2022. The decrease in gross written premiums was primarily driven by the sales of Syndicate 1200 and Argo Seguros. The decrease in net earned premiums for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, was also driven by the sales of Syndicate 1200 and Argo Seguros.

Loss and Loss Adjustment Expenses
Loss and loss adjustment expenses were $11.6 million and $55.2 million three and six months ended June 30, 2023, respectively. Loss and loss adjustment expenses were $72.1 million and $148.1 million for the three and six months ended June 30, 2022. The loss ratio for the three months ended June 30, 2023 was 62.4% compared to 59.4% for the three months ended June 30, 2022. The increase in the loss ratio was driven by an increase in the current accident year non-catastrophe loss ratio (8.8 percentage point increase), partially offset by lower net unfavorable prior-year reserve development in 2023 versus 2022 (4.6 percentage point decrease) and a decrease in the current accident year catastrophe loss ratio (1.2 percentage point decrease). The loss ratio for the six months ended June 30, 2023 was 66.6% compared to 55.8% for the six months ended June 30, 2022. The increase in the loss ratio was driven by higher net unfavorable prior-year reserve development in 2023 versus 2022 (7.9 percentage point increase) and an increase in the current accident year non-catastrophe loss ratio (4.6 percentage point increase), partially offset by decrease in catastrophe losses (1.7 percentage point decrease).
The current accident year non-catastrophe loss ratios for the three and six months ended June 30, 2023 were 60.2% and 56.1%, respectively, compared to 51.4% and 51.5% for the three and six months ended June 30, 2022. The three and six months ended June 30, 2023 include a different mix of business from 2022 due to the dispositions of various businesses.
Net prior-year reserve development was $0.4 million and $8.2 million unfavorable for the three and six months ended June 30, 2023, respectively. The net unfavorable prior-year reserve development for the six months ended June 30, 2023 related to professional lines in our Bermuda operations and specialty lines in Europe partially offset by favorable development in runoff Reinsurance lines. The net unfavorable prior-year reserve development was $8.2 million and $5.2 million for the three and six months ended June 30, 2022, respectively. The net unfavorable prior-year reserve development for the three months ended June 30, 2022 primarily related to unfavorable development in professional lines in our Bermuda operations driven by reassessments of potential losses associated with large claims partially offset by favorable development in Syndicate 1200 property lines, including losses associated with prior year catastrophe losses, and liability lines. The net unfavorable prior-year reserve development for the six months ended June 30, 2022 primarily related to unfavorable movements in professional and liability losses in Argo Insurance Bermuda partially offset by favorable development in Syndicate 1200 property and liability lines.
Catastrophe losses for the three and six months ended June 30, 2023 were $0.0 million and $0.5 million due to U.S. storms. Catastrophe losses for the three and six months ended June 30, 2022 were $1.5 million and $6.2 million due to the Ukraine-Russia conflict.
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses were $1.0 million and $22.4 million for the three and six months ended June 30, 2023, respectively, as compared to $53.4 million and $108.3 million for the three and six months ended June 30, 2022, respectively. The expense ratio decreased to 5.3% for the three months ended June 30, 2023 from 44.1% for the same period 2022. The acquisition expense amount and ratio decrease are driven by ceding commissions, the sale of Syndicate 1200 as well as reduced expenses incurred from business lines we have exited.
Fee and Other Income/Expense
Fee and other income/expense primarily represents amounts we receive, and costs we incur, in connection with the management of third-party capital for our underwriting Syndicates at Lloyd’s. Fee and other expense were $0.1 million and $0.2 million for the three and six months ended June 30, 2023 as compared to $1.2 million and $2.0 million of income for the same periods in 2022. The reduction in fee and other income is attributable to the sale of underwriting Syndicates at Lloyd’s.

Run-off Lines
The following table summarizes the results of operations for Run-off Lines:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Earned premiums	$0.1	$0.2	$0.1	$0.2
Losses and loss adjustment expenses	0.6	1.4	1.7	2.8
Underwriting, acquisition and insurance expenses	0.3	0.9	0.4	1.0
Underwriting income (loss)	(0.8)	(2.1)	(2.0)	(3.6)
Net investment income	0.7	0.6	1.4	1.3
Interest expense	0.2	—	0.4	0.2
(Loss) income before income taxes	$(0.3)	$(1.5)	$(1.0)	$(2.5)
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
Argonaut also assumed risk as a reinsurer, primarily for the period from 1970 to 1975, a portion of which was assumed from the London market. Argonaut also reinsured risks on policies written by domestic carriers. Such reinsurance typically provided coverage for limits attaching at a relatively high level, which are payable only after other layers of reinsurance are exhausted. Some of the claims now being filed on policies reinsured by Argonaut are on behalf of claimants who may have been exposed at some time to asbestos incorporated into buildings they occupied but have no apparent medical problems resulting from such exposure. Additionally, lawsuits are being brought against businesses that were not directly involved in the manufacture or installation of materials containing asbestos. We believe that a significant portion of claims generated out of this population of claimants may result in incurred losses generally lower than the asbestos claims filed over the past decade and could be below the attachment level of Argonaut.

Losses and Loss Adjustment Expenses
The following table represents a roll forward of total gross and net reserves for the asbestos and environmental exposures in our Run-off Lines, along with the ending balances of all other reserves within Run-off Lines. Amounts in the net column are reduced by reinsurance recoverables.

	For the Six Months Ended June 30,
	2023		2022
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$65.5	$55.8	$63.8	$54.5
Incurred losses	0.9	0.9	0.9	0.9
Losses paid	(5.9)	(4.6)	(4.9)	(3.6)
Loss reserves - asbestos and environmental, end of period	60.5	52.1	59.8	51.8
Risk-management reserves	140.4	88.3	159.0	97.1
Run-off reinsurance reserves	0.4	0.4	0.4	0.4
Other run-off lines	19.9	13.9	32.9	23.5
Total loss reserves - Run-off Lines	$221.2	$154.7	$252.1	$172.8
Losses and loss adjustment expenses for the six months ended June 30, 2023 and 2022 were the result of unfavorable loss reserve development in other run-off lines.
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the Run-off Lines for the six months ended June 30, 2023 is consistent with the same period in 2022.

Liquidity and Capital Resources
Cash Flows
The Company’s future cash flows largely depend on the availability of dividends or other statutorily permissible payments from subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries and states in which these subsidiaries operate, including, among others, Bermuda.
The primary sources of our cash inflows are premiums, reinsurance recoveries, proceeds from sales and redemptions of investments and investment income. The primary cash outflows are claim payments, loss adjustment expenses, reinsurance costs, underwriting, acquisition and overhead expenses, purchases of investments, payment of preferred dividends and income taxes. Management believes that cash inflows are sufficient to cover cash outflows in the foreseeable future. We have access to additional sources of liquidity should the need for additional cash arise.
Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the six months ended June 30, 2023 and 2022, cash provided by operating activities was $119.6 million compared to cash provided by operating activities of $31.9 million, respectively. The increase in cash flows provided by operating activities in 2023 compared to 2022 was attributable to various fluctuations within our operating activities, and primarily related to the timing of reinsurance payments and recoveries, claim payments and premium cash receipts in the respective periods.
For the six months ended June 30, 2023 net cash used in investing activities was $207.0 million compared to net cash provided by investing activities of $14.4 million for the same period in 2022. Net cash used in investing activities in 2023 was mainly the result of purchases of short-term investments. Additionally, we received $54.3 million in net cash from the sale of AUA.
For the six months ended June 30, 2023 and 2022, net cash used in financing activities was $4.3 million and $25.3 million, respectively. The decrease in the net cash used in financing activities was driven by the suspension of the common stock dividend. On February 8, 2023, the Company entered into the Merger Agreement with Brookfield Reinsurance and BNRE Bermuda Merger Sub Ltd. As part of the Merger Agreement, the Company has agreed to suspend any dividends that would otherwise be declared and paid on the Company Shares during the period from the date of the Merger Agreement through the earlier of the closing of the transaction or the termination of the Merger Agreement.
Revolving Credit Facility and Term Loan
On November 2, 2018, each of Argo Group, Argo Group US, Inc., Argo International Holdings Limited (“AIH”), and Argo Underwriting Agency Limited (“AUA”), collectively (the “Borrowers”) entered into a $325 million credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement includes a one-time borrowing of $125 million for a term loan (the “Term Loan”), and a $200 million revolving credit facility. The Company used most of the net proceeds from the Preferred Stock Offering (as defined in Note 11, “Shareholders’ Equity” of Argo Group’s 2022 Form 10-K) to pay off the Term Loan in September 2020. The Credit Agreement was subsequently amended to increase the revolving credit facility amount to $220 million, and to provide the removal of AIH and AUA as Borrowers upon the sale of AIH and AUA, which occurred on February 2, 2023
During July 2023, the Credit Agreement was amended to permit the acquisition of Argo Group by Brookfield Reinsurance pursuant to the Merger Agreement and extend the maturity date of certain commitments under the revolving credit facility from November 2, 2023 to November 2, 2024. We anticipate the Credit Agreement will decrease from $220 million to $200 million with effect from November 2, 2023.
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

Letter of Credit Facilities
On June 30, 2023, LOCs totaling $62.9 million were outstanding, of which $24.0 million were issued against the committed secured bilateral LOC facility and $38.9 million were issued by commercial banks against the uncommitted, secured bilateral LOC facilities. Collateral with a market value of $86.4 million was pledged to these banks as security against these LOCs.
Preferred Stock Dividends
On August 2, 2023, our Board of Directors declared a quarterly cash dividend in the amount of $437.50 per share on our Series A Preference Shares. Holders of Depositary Shares each representing a 1/1,000th interest in a share of Series A Preferred Stock will receive $0.43750 per Depositary Share. The dividend will be paid on September 15, 2023 to our shareholders of record on August 31, 2023.
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
On May 3, 2016, the Board authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous repurchase authorizations. As of June 30, 2023, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million. However, the Company does not anticipate repurchasing shares at this time.
We did not repurchase any common shares for the six months ended June 30, 2023 and June 30, 2022.
Condensed Consolidating Financial Information
In accordance with Article 10 of SEC Regulation S-X, we have elected to present condensed consolidating financial information in lieu of separate Condensed Consolidated Financial Statements for the Subsidiary Issuer. The following tables present condensed consolidating financial information as of and for the six months ended June 30, 2023, of the Parent Guarantor and the Subsidiary Issuer. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.

The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets and results of operations of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2023
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$2.4	$3,311.3	$647.0	$—	$3,960.7
Cash	2.4	14.4	12.5	—	29.3
Accrued investment income	—	17.0	2.0	—	19.0
Premiums receivable	—	225.0	86.9	—	311.9
Reinsurance recoverables	—	2,167.4	740.8	—	2,908.2
Goodwill	—	118.6	—	—	118.6
Current income taxes receivable, net	—	44.2	0.9	—	45.1
Deferred tax assets, net	—	100.5	0.4	—	100.9
Deferred acquisition costs, net	—	105.4	(1.5)	—	103.9
Ceded unearned premiums	—	256.5	101.8	—	358.3
Operating lease right-of-use assets	—	48.7	4.2	—	52.9
Other assets	(1.1)	92.9	86.5	—	178.3
Intercompany notes receivable	—	64.9	(64.9)	—	—
Investments in subsidiaries	1,275.5	—	—	(1,275.5)	—
Total assets	$1,279.2	$6,566.8	$1,616.6	$(1,275.5)	$8,187.1
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$—	$4,168.6	$1,036.1	$—	$5,204.7
Unearned premiums	—	829.1	174.1	—	1,003.2
Funds held	—	76.1	(25.1)	—	51.0
Ceded reinsurance payable, net	—	115.9	67.0	—	182.9
Debt	28.4	284.9	86.1	—	399.4
Accrued underwriting expenses and other liabilities	4.5	39.4	6.4	—	50.3
Operating lease liabilities	—	56.6	4.2	—	60.8
Due to (from) affiliates	11.5	1.2	(1.2)	(11.5)	—
Total liabilities	44.4	5,571.8	1,347.6	(11.5)	6,952.3
Total shareholders' equity	1,234.8	995.0	269.0	(1,264.0)	1,234.8
Total liabilities and shareholders' equity	$1,279.2	$6,566.8	$1,616.6	$(1,275.5)	$8,187.1
(1)Includes all other subsidiaries of Argo Group International Holdings, Ltd. and all intercompany eliminations.
(2)Includes all Argo Group International Holdings, Ltd. parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2023
(in millions)
(Unaudited)

	Argo Group International Holdings, Ltd (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$634.9	$84.9	$—	$719.8
Net investment income	—	56.9	5.6	—	62.5
Net investment and other gains (losses)	—	2.2	(18.5)	—	(16.3)
Total revenue	—	694.0	72.0	—	766.0
Expenses:
Losses and loss adjustment expenses	—	470.2	55.8	—	526.0
Underwriting, acquisition and insurance expenses	3.3	222.2	22.4	—	247.9
Non-operating expenses	14.2	3.6	0.6	—	18.4
Interest expense	1.3	11.1	4.3	—	16.7
Fee and other (income) expense, net	—	(0.3)	(0.2)	—	(0.5)
Foreign currency exchange losses	—	0.3	3.1	—	3.4
Total expenses	18.8	707.1	86.0	—	811.9
(Loss) income before income taxes	(18.8)	(13.1)	(14.0)	—	(45.9)
Provision for income taxes	—	(7.0)	(7.3)	—	(14.3)
Net (loss) income before equity in earnings of subsidiaries	(18.8)	(6.1)	(6.7)	—	(31.6)
Equity in undistributed earnings of subsidiaries	(24.4)	—	—	24.4	—
Net income (loss)	$(43.2)	$(6.1)	$(6.7)	$24.4	$(31.6)
Dividends on preferred shares	5.3	—	—	—	5.3
Net income (loss) attributable to common shareholders	$(48.5)	$(6.1)	$(6.7)	$24.4	$(36.9)
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
Recent Accounting Standards and Critical Accounting Estimates
New Accounting Standards
The discussion of the adoption and pending adoption of recently issued accounting policies is included in Note 2, “Recently Issued Accounting Pronouncements,” in the Notes to the Condensed Consolidated Financial Statements, included in Part I, Item 1 - “Condensed Consolidated Financial Statements (unaudited).”

Critical Accounting Estimates
Refer to “Critical Accounting Estimates” in the Company’s 2022 Form 10-K for information on accounting estimates and policies that we consider critical in preparing our Condensed Consolidated Financial Statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.
There have been no material changes to our critical accounting estimates described in our 2022 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We believe that we are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk.
Interest Rate Risk
Our primary market risk exposure is the exposure of our fixed maturity investment portfolio to interest rate risk and the changes in interest rates. Fluctuations in interest rates have a direct impact on the fair value of these securities. As interest rates rise, the fair value of our fixed maturity portfolio falls and the converse is also true. We manage interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates. The model duration of the assets comprising our fixed maturity investment portfolio was 3.16 years and 3.29 years at June 30, 2023 and December 31, 2022, respectively.
Credit Risk
We have exposure to credit risk on losses recoverable from reinsurers and receivables from insureds. Our controls to mitigate this risk include limiting our exposure to any one counterparty, evaluating the financial strength of our reinsurers, generally requiring minimum credit ratings and in certain cases receiving collateral from our reinsurers and insureds.
We also have exposure to credit risk in our investment holdings. Our risk management strategy and investment policy attempts to mitigate this risk by primarily investing in debt instruments of high credit quality issuers, limiting credit concentration, monitoring the credit quality of issuers and counterparties and diversifying issuers. The weighted average rating of our fixed maturity investments was A+ with 94.4% and 89.9% rated investment grade or better (BBB- or higher) at June 30, 2023 and December 31, 2022, respectively.
We review our investments to identify and evaluate those that may have credit impairments on a quarterly basis, considering the historical performance of the security, available market information, and credit ratings, among other things. For fixed maturity securities, the review includes consideration of current ratings and actions of major rating agencies (Standard & Poor's, Moody's and Fitch). If a security has two ratings, the lower rating is used. If a security has three ratings, the middle rating is used. The following table reflects the credit quality of our fixed maturity portfolio at June 30, 2023:

Other Fixed Maturities	Book Value	Fair Value
AAA	$412.4	$382.7
AA	146.5	134.8
A	532.6	480.1
BBB	621.7	551.4
BB/B	126.7	112.1
CCC and Below	25.7	16.7
Unrated	7.1	6.5
Other Fixed Maturities	$1,872.7	$1,684.3

Structured Securities	Book Value	Fair Value
AAA	$680.1	$587.6
AA	114.5	101.4
A	136.5	126.0
BBB	90.1	81.2
BB/B	10.2	9.1
CCC and Below	0.3	0.4
Unrated	0.3	0.2
Structured Securities	$1,032.0	$905.9

Total Fixed Maturities	Book Value	Fair Value
AAA	$1,092.5	$970.3
AA	261.0	236.2
A	669.1	606.1
BBB	711.8	632.6
BB/B	136.9	121.2
CCC and Below	26.0	17.1
Unrated	7.4	6.7
Total Fixed Maturities	$2,904.7	$2,590.2
Our portfolio also includes alternative investments with a carrying value at June 30, 2023 and December 31, 2022 of $326.6 million and $323.2 million (8.2% and 8.8% of total invested assets), respectively. We may invest in both long and short equities, corporate debt securities, currencies, real estate, commodities and derivatives. We attempt to mitigate our risk by selecting managers with extensive experience, proven track records and robust controls and processes. We also attempt to mitigate our risk by diversifying through multiple managers and different types of assets and asset classes.
Commercial mortgage loans add portfolio diversification. These assets typically afford credit protections through covenants and deeper due diligence given information access. We also monitor debt service coverage ratios and loan-to-value ratios in our assessment of credit risk and exposure.
Equity Price Risk
We hold a diversified portfolio of equity securities with a fair value of $43.2 million and $43.9 million (1.1% and 1.2% of total invested assets) at June 30, 2023 and December 31, 2022, respectively. Our equity securities are exposed to equity price risk which is defined as the potential for loss in fair value due to a decline in equity prices. We believe the diversification of our equity securities among various industries, market segments and issuers, as well as the use of multiple outside investment managers, mitigates our exposure to equity price risk.

Foreign Currency Risk
We have exposure to foreign currency risk in our insurance contracts and invested assets. We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance contracts that are payable in currencies other than the U.S. Dollar with cash and investments that are denominated in such currencies. We also use foreign exchange forward contracts to attempt to mitigate this risk. For the six months ended June 30, 2023, we recognized $9.5 million of gross gains and 7.4 million of gross losses from foreign exchange contracts, for a net gain of $2.1 million. For the six months ended June 30, 2022, we recognized $12.0 million of gross gains and $26.5 million of gross losses from foreign exchange contracts, for a net loss of $14.5 million. The net losses are recorded in the Net investment and other gains (losses) in the Consolidated Statements of Income (Loss). With the divestitures executed and announced in 2022, our exposure to foreign currency risk has decreased.
Item 4. Controls and Procedures
Argo Group, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), defines “disclosure controls and procedures” as controls and procedures “designed to ensure that information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.” Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2023, at the reasonable assurance level to ensure that information required to be disclosed by Argo Group in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in internal control over financial reporting made during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, readers should carefully consider the factors discussed in “Part I, Item 1A—Risk Factors” of Argo Group’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2022 (collectively, “2022 Form 10-K”), in “Part II, Item 1A—Risk Factors” of Argo Group’s Quarterly Report on Form 10-Q for the period ended March 31, 2023 (the “Q1 2023 Form 10-Q”) and in the Company’s other filings with the SEC, which could materially affect the Company’s business, financial condition, cash flows or future results. There have been no material changes from the risk factors previously disclosed in the 2022 Form 10-K and Q1 2023 Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchase of Equity Securities
On May 3, 2016, our Board of Directors authorized the repurchase of up to $150.0 million of our common shares (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous repurchase authorizations.
From January 1, 2023 through June 30, 2023, we did not repurchase any of our common shares. Since the inception of the repurchase authorizations (including those purchased under the 2016 Repurchase Authorization) through June 30, 2023, we have repurchased 11,318,339 of our common shares at an average price of $40.22 for a total cost of $455.1 million. These shares are being held as treasury shares in accordance with the provisions of the Bermuda Companies Act 1981. As of June 30, 2023, availability under the 2016 Repurchase Authorization for future repurchases of our common shares was $53.3 million. However, the Company does not anticipate repurchasing shares at this time.
Employees are allowed to surrender shares to settle the tax liability incurred upon the vesting or exercise of shares under our various employee equity compensation plans. For the three months ended June 30, 2023, we received 129 common shares, with an average price paid per share of $29.32 that were surrendered by employees in payment for the minimum required withholding taxes. The following table provides information with respect to our common shares that were surrendered during the three months ended June 30, 2023. In the below table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

Period	Total Number of Shares Surrendered (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (d)
April 1 through April 30, 2023	—	$—	—	$53,281,805
May 1 through May 31, 2023	—	$—	—	$53,281,805
June 1 through June 30, 2023	129	$29.32	—	$53,281,805
Total	129		—
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
A list of exhibits required to be filed as part of this report is set forth in the below Exhibit Index.
EXHIBIT INDEX

Exhibit Number	Description
10.1
Amendment No. 4 to the Credit Agreement, dated July 14, 2023, by and among Argo Group International Holdings, Ltd., Argo Group US, Inc., as Borrowers, and JPMorgan Chase Bank, N.A., individually and as Administrative Agent, and the other financial institutions signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2023).

10.2
Amendment No. 5 to the Credit Agreement, dated July 24, 2023, by and among Argo Group International Holdings, Ltd., Argo Group US, Inc., as Borrowers, and JPMorgan Chase Bank, N.A., individually and as Administrative Agent, and the other financial institutions signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2023).

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

ARGO GROUP INTERNATIONAL HOLDINGS, LTD.

August 8, 2023	By	/s/ Thomas A. Bradley
Thomas A. Bradley
Chief Executive Officer and Director

August 8, 2023	By	/s/ Scott Kirk
Scott Kirk
Chief Financial Officer