Form 10-K
period 2023-12-31
Argo Group International Holdings, Inc.
filed 2024-03-19
CIK 1091748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
from              to
Commission file number: 1-15259
ARGO GROUP INTERNATIONAL HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware		98-0214719
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
501 7th Avenue 7th Floor		501 7th Avenue 7th Floor
New York	10018	New York	10018
New York		New York
(Address of principal executive offices)		(Mailing address)

(Registrant’s telephone number, including area code): (210) 321-8400
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
6.500% Senior Notes due 2042 issued by Argo Group US, Inc. and The Guarantee with Respects Thereto	ARGD	New York Stock Exchange
Depositary Shares, Each Representing a 1/1000th Interest in 7.00% Resettable Fixed Rate Preferred Stock, Series A, Par Value $1.00 Per Share	ARGOPrA	New York Stock Exchange
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2023, the aggregate market value of the common stock held by non-affiliates was approximately $1,037.7 million.
As of March 18, 2024, the registrant had 1,056,638,730 shares of common stock outstanding. All of the registrant’s common stock is owned by Brookfield Reinsurance Ltd.

Argo Group International Holdings, Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) for Form 10-K and therefore is filing this Form 10-K in the reduced disclosure format.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2023

Unless otherwise stated in this report, references to “Argo Group,” “we,” “us,” “our,” or “the Company” refer to Argo Group International Holdings, Inc. and its subsidiaries. On November 30, 2023, we changed our jurisdiction of incorporation from Bermuda to the State of Delaware, which we refer to herein as the Redomestication. All references to “Argo Group,” “we,” “us,” “our,” or “the Company” on or before November 30, 2023 refer to Argo Group International Holdings, Ltd., an exempted company incorporated pursuant to the laws of Bermuda, and its subsidiaries. All such references after November 30, 2023 refer to Argo Group International Holdings, Inc., a Delaware corporation, and its subsidiaries. All references to “common stock” on or before November 30, 2023 refer to the common shares of Argo Group International Holdings, Ltd. prior to the Redomestication, and all such references after November 30, 2023 refer to the common stock of Argo Group International Holdings, Inc. after the Redomestication. All references to “preferred stock” on or before November 30, 2023 refer to the Series A Preference shares of Argo Group International Holdings, Ltd. prior to the Redomestication, and all such references after November 30, 2023 refer to the Series A Preferred stock of Argo Group International Holdings, Inc. after the Redomestication. For additional detail, please see “Item 1. Business—Corporate Information.”

PART I
			Page
Item	1.	Business	3
Item	1A.	Risk Factors	3
Item	1B.	Unresolved Staff Comments	22
Item	1C.	Cybersecurity	23
Item	2.	Properties	24
Item	3.	Legal Proceedings	24
Item	4.	Mine Safety Disclosure	25
PART II
Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item	6.	[Reserved]	26
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item	7A.	Quantitative and Qualitative Disclosures about Market Risk	61
Item	8.	Financial Statements and Supplementary Data	64
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	64
Item	9A.	Controls and Procedures	64
Item	9B.	Other Information	65
Item	9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	65
PART III
Item	10.	Directors, Executive Officers and Corporate Governance	66
Item	11.	Executive Compensation	66
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	66
Item	13.	Certain Relationships and Related Transactions and Director Independence	66
Item	14.	Principal Accounting Fees and Services	66
PART IV
Item	15.	Exhibits, Financial Statement Schedules	68
Item	16.	Form 10-K Summary	73

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K for the year ended December 31, 2023 (this “Form 10-K” or this “report”) are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our management’s projections, forecasts, expectations, beliefs, intentions or strategies, and include all statements that do not relate solely to historical or current facts. Forward-looking statements may be identified by the use of words such as “expect,” “intend,” “plan,” “believe,” “do not believe,” “aim,” “project,” “anticipate,” “seek,” “will,” “likely,” “assume,” “estimate,” “may,” “continue,” “guidance,” “objective,” “remain optimistic,” “path toward,” “outlook,” “trends,” “future,” “could,” “would,” “should,” “target,” “on track” and similar expressions of a future or forward-looking nature.
There can be no assurance that actual developments will be those anticipated by Argo Group International Holdings, Inc. Throughout this Form 10-K, unless the context otherwise requires, references to “Argo Group,” “we,” “us,” “our” or the “Company” mean Argo Group International Holdings, Inc. and all of its subsidiaries, taken together as a whole. Actual results may differ materially as a result of significant risks and uncertainties including but not limited to:
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
•actions of activist stockholders;
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
•changes in legal environment, and changes in insurance regulations in the U.S. or other jurisdictions in which we operate; and
•restrictions on the sale or change of control of the Company.
Taxation Risks:
•adverse consequences due to new, and changes to existing, tax legislation, treaties, and regulations in the jurisdictions in which the Company, its subsidiaries, and certain of their affiliates have a taxable presence;
•adverse consequences due to challenges by tax authorities to our current and historical tax positions and practices;
•adverse consequences due to U.S. federal withholding taxes on distributions paid to our non-U.S. stockholders and any obligation we may have to pay additional amounts to such stockholders;
•adverse consequences due to changes to, or our eligibility to qualify for benefits under, any income tax treaties on which we rely; and
•adverse consequences due to changes in tax laws in jurisdictions in which we have a taxable presence as a result of the implementation of proposals by the Organisation for Economic Cooperation and Development (the “OECD”), which include, among other things, proposals to (1) shift taxing rights to the jurisdiction of the consumer and (2) establish a global minimum tax for multinational companies of 15% (namely the “Pillar I” and Pillar II” Frameworks).
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

PART I
Item 1. Business
Business Overview
Argo Group, a Delaware corporation and holding company, is a U.S. focused specialty insurer with well-established businesses operating in key specialty markets, including, but not limited to, casualty, environmental, workers compensation and professional lines.
Business Strategy
Argo Group operates in the specialty and Excess and Surplus Lines (“E&S”) insurance markets where we focus on discrete niche products or businesses that require specialized underwriting knowledge and usually hard-to-place coverage. We believe the specialized nature of the products we offer provides our underwriters the flexibility over rates, terms and forms to produce superior loss ratios over the long-term. Our fundamental operating principles are designed to create an efficient organization that is focused on delivering results and improved stockholder value creation. We foster a culture of accountability for successful execution of strategic plans to improve returns by deploying capital to the businesses with the best outlook for return on capital.
Our operating strategy includes, among other elements:
(1)     positioning ourselves as a U.S. focused specialty insurance company;
(2)     simplifying of our business;
(3)     focusing on profitability through rate adequacy, risk selection (including a focus on loss limits and attachment points) and underwriting discipline while providing a competitively priced product;
(4)     leveraging our distribution network by providing product solutions;
(5)     controlling expenses;
(6)     improving financial strength and issuer credit ratings;
(7)     providing quality services to agents and policyholders, including claims handling, rate, quote, bind and issue technologies to make it easier to write business;
(8)    maintaining a balanced investment portfolio to support our underwriting operations;
(9)    leveraging reinsurance to manage underwriting volatility; and
(10)     investing in innovation and technology enhancements to improve efficiency.
Our Structure
The following is a summary organizational chart of Argo Group as of December 31, 2023:

Business Segments and Products
For the year ended December 31, 2023, our operations included two primary reportable segments - U.S. Operations and International Operations. In addition to these main business segments, we have a Run-off Lines segment for certain products we no longer underwrite. For discussion of the operating results of each business segment, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 19, “Segment Information,” in the Notes to the Consolidated Financial Statements.
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
U.S. Operations
The U.S. Operations business is distributed through retail, wholesale, and managing general brokers/underwriters in the specialty insurance market. This segment is a leader in the U.S. specialty insurance market, specifically through its E&S businesses focusing on U.S.-based risks that the standard, admitted insurance market is unwilling or unable to underwrite. The E&S businesses are often able to underwrite risks using more flexible policy terms and rating structures. The other U.S. businesses use their underwriting expertise in specific industry classes or exposures to write niche classes of business primarily in the admitted insurance market.
Argo Construction
Argo Construction specializes in underwriting primary general liability and supported excess coverages for construction contractors. The unit leverages their industry expertise to handle insurance needs of US based project owners, developers, general and trade contractors via a national distribution channel of wholesale brokers. Argo Construction’s specialized underwriters understand the rates, pricing and coverages needed to meet contractors’ insurance requirements and help project owners succeed. This business unit is segmented into four groups: New York Construction, Middle Market Construction, Owners Interest / Owners and Contractors Protective, and Specialty Construction.
Argo Casualty
Argo Casualty offers primary casualty and supported excess casualty coverages in the excess and surplus lines space. The underwriting focus of our primary casualty portfolio includes real estate, mercantile, hospitality, manufacturers, and service contractors. Our excess casualty targets classes of business including products liability, off premises and premises liability.
Argo Environmental
Argo Environmental provides a range of environmental liability insurance products on a primary and supported and unsupported excess basis to a range of businesses, including construction, service contractors, manufacturing, real estate, and clean energy markets .
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
Argo Pro
Argo Pro is our small to mid-market professional lines platform that provides a broad portfolio of errors and omissions, and management liability products to our retail and wholesale distribution partners. Argo Pro offers customized coverage on a primary and excess basis for risks on both an admitted and non-admitted basis, targeting the small to middle market segments. Our underwriting focus provides risk management solutions for commercial and select financial institutions, accountants, architects and engineers, commercial crime, directors and officers, employment practices, fiduciary, lawyers, miscellaneous professionals, technology, transactional liability and security and privacy using the right combination of industry data, rate and attachment point tools.
U.S. Commercial Programs
U.S. Commercial Programs provides commercial insurance programs and fronting solutions to meet the needs of targeted, specialty lines businesses. They partner with qualified program administrators and managing general underwriters who provide underwriting expertise, risk aggregation, and strong customer service to deliver profitable underwriting results.
Argo Surety
Argo Surety writes Commercial and Contract bonds targeting multiple industries, including construction (general, trade and service contractors), manufacturing, transportation, waste management, industrial equipment, technology, retail, public utilities and healthcare.
Rockwood
Rockwood Casualty Insurance Company (“Rockwood”) is primarily a specialty underwriter of workers compensation, with a focus on workers in the mining industry. It also underwrites coverage for commercial businesses, including retail operations, light manufacturing, services and restaurants. Rockwood underwrites policies on both a large-deductible basis and on a guaranteed-cost basis for smaller commercial accounts. In addition, Rockwood provides general liability and commercial automobile coverage, as well as coverage for pollution liability, umbrella liability, and surety to support its core clients’ other mining and mining-related exposures.
International Operations
This segment specializes in insurance risks through the broker market, with our ongoing business focusing on specialty property insurance, primary/excess casualty, and professional liability. The business is focused primarily, but not limited to, U.S.-based specialty insurance risks. This segment includes a strong Bermuda trading platform and inactive business in Continental Europe for which we are exploring strategic alternatives.
The International Operations segment operates as Argo Re, Ltd. (“Argo Re”), the Casualty, Property and Professional Lines unit of Argo Insurance Bermuda and ArgoGlobal Assicurazioni in Italy.
Lloyd’s Syndicate Platform
On September 8, 2022, we reached an agreement to sell the entire issued share capital of Argo Underwriting Agency Limited (“AUA”), or Argo Group’s Lloyd’s syndicate platform, to Ohio Farmers Insurance Company (the “Buyer”), part of the Westfield group of insurance companies. On February 2, 2023, the AUA completed the sale of the entire issued share capital of AUA, Argo Group’s Lloyd’s syndicate platform. The consolidated results of operations for Argo Group for the year ended December 31, 2023 include one month contributed by Syndicate 1200.
At December 31, 2022, the Company classified it’s Lloyd’s Syndicate business as held-for-sale in our Consolidated Balance Sheets See Note 2, “Recent Acquisitions, Disposals & Other Transactions” in the Notes to the Consolidated Financial Statements for further discussion.
Bermuda Insurance and Europe
The additional international businesses include Argo Insurance Bermuda and ArgoGlobal Assicurazioni in Italy.
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
U.S. Operations
Our U.S. insurance businesses distribute products through a network of appointed wholesale and retail agents specializing in excess and surplus lines and certain targeted admitted lines and managing general underwriters (“MGU”). Approximately 90% of E&S premium volume in 2022 was produced by wholesale brokers who submit business and rely on Argo Group to produce quotes and handle policy issuance on such accounts. The remaining amount of E&S premium was produced through a select group of wholesale agents and managing general agents (“MGAs”) to whom we have delegated limited authority to act on our behalf contained within the Programs and Garage business units. These agents are granted authority to underwrite, quote, bind and issue policies in accordance with predetermined guidelines and procedures prescribed by us.
The remainder of the U.S. business uses a broad distribution platform to deliver specialty insurance products and services to our policyholders and agents. Argo Pro, Environmental, Inland Marine and Excess Casualty distribute their products through both retail and wholesale brokers. Rockwood distributes its product lines through its network of retail and wholesale agents. U.S. Specialty Programs provides its products through selected MGAs and brokers. Argo Surety distributes its products through select surety specialty agents and retail brokers across the United States.
International Operations
The International Operations’ businesses obtain business through brokers and third-party intermediaries. The businesses’ marketing and distribution strategies are for the most part managed by local distribution teams and underwriters based in Bermuda.
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
FSRs reflect a rating agency’s assessment of an insurer’s ability to meet its financial obligations to policyholders. All of our insurance companies have an FSR of “A-” (Excellent), with developing implications, from A.M. Best Company (“A.M. Best”), and an FSR of “A-” (Strong), with a negative outlook, from Standard & Poor’s (“S&P”).
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
On February 8, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Brookfield Reinsurance Ltd. (“Brookfield Reinsurance”) and BNRE Bermuda Merger Sub Ltd. (“Merger Sub”), a wholly-owned subsidiary of Brookfield Reinsurance (the “Merger”). As a result of the announcement, on February 10, 2023, A.M. Best placed Argo Group and its subsidiaries under review with developing implications. Also as a result of the announcement, on February 14, 2023 S&P placed Argo Group on Credit Watch with negative implications. The sale closed on November 16, 2023. A.M. Best maintained the status under review with developing implications to fully assess the financial and operational impact of the acquisition on Argo Group’s rating fundamentals. S&P maintained the ratings on Argo on Credit Watch negative because of Brookfield Re's pending acquisition of American Equity Investment Life Holding Co. and uncertainty about how it will affect the new consolidated group credit profile.
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
The BMA maintains supervision over the controllers of all Bermuda registered insurers, and accordingly, any person who, directly or indirectly, becomes a holder of at least 10%, 20%, 33% or 50% of our shares of common stock must notify the BMA in writing within 45 days of becoming such a holder (or ceasing to be such a holder). The BMA may object to such a person and require the holder to reduce its holding of shares of common stock and direct, among other things, that voting rights attaching to the common stock shall not be exercisable.
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
Annual Statutory Financial Statements and Returns
The Insurance Act generally requires every insurer to prepare annual statutory financial statements and to file these statements with the BMA, together with a statutory financial return and a declaration certifying compliance with the minimum criteria applicable to it including the minimum margin of solvency, enhanced capital requirements and any restrictions or conditions imposed on its license. The statutory financial statements are distinct from the financial statements prepared for presentation to the insurer’s stockholders under the Companies Act of 1981, as amended, of Bermuda (the “Companies Act ”), which may be prepared in accordance with U.S. GAAP or other generally accepted accounting principles.
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
Regulation of Argo Services
Argo Insurance Services Bermuda, Ltd. (“Argo Services”) is licensed by the BMA pursuant to Section 10 of the Insurance Act as an Insurance Agent. The Insurance Act provides that: (i) the BMA may make rules prescribing prudential standards in relation to insurance agents (which will include an annual report) and apply penalties for failure to file statutory returns; (ii) agents are required to maintain lists of insurers for which they act, (iii) agents are required to notify the BMA within 14 days of any change of stockholder controller or officer; and (iv) agents are required to have sufficient indemnity insurance cover. The BMA has provided a Code of Conduct for insurance agents which establishes the duties, requirements and standards to be complied with by all insurance agents registered under Section 10 of the Insurance Act, including the procedures and sound principles to be observed by such persons. The BMA has also mandated that insurance agents are annually required to file: (i) a return accompanied by a copy of the insurance agent’s management accounts for the financial year and business plan for the next financial year; and (ii) a declaration signed by two directors (one of whom must be the chief executive officer) of the insurance agent confirming that to the best of their knowledge and belief the information in the annual return is fair and accurate.
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
In January 2018, the BMA implemented a requirement for an alternative capital schedule to be filed for December 31, 2017 year-end filings and onwards. Argo Re is required to complete and file with the BMA this schedule with respect to any alternative capital structures. The BMA has confirmed that alternative capital is where insurers conduct business that is financed by a mechanism other than stockholders’ capital of the (re)insurance company. This may take various forms such as catastrophe (cat) bonds, industry loss warranties, sidecars, collateralized reinsurers, longevity and mortality bond/swaps, hybrid securities such as preference shares, swaps, and contingent capital such as letters of credit, among others. The filings are confidential, but the BMA may produce valuable aggregate statistics for publication from the information provided in the filings.
Dividends and Distributions
The Company’s future cash flows largely depend on the availability of dividends or other statutorily permissible payments from subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries and states in which these subsidiaries operate, including, among others, Bermuda. The Company’s ability to pay dividends and interest and to make dividends to stockholders is limited by the Companies Act. Under the Companies Act, the Company is prohibited from declaring or paying a dividend or making a distribution out of contributed surplus, if there are reasonable grounds for believing that (1) the company is, or would after the payment be, unable to pay its liabilities as they become due or (2) the realizable value of its assets would thereby be less than its liabilities.
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
In 2023, Argo Re did not pay any dividends to Argo Group. In 2022 and 2021, Argo Re paid cash dividends to Argo Group of $33.0 million and $85.0 million, respectively. The proceeds of the dividends were used to repay intercompany balances related primarily to the funding of dividend and interest payments and other corporate expenses.
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
Financial Condition Report
In May 2023, Argo Group filed its annual Financial Condition Report (“FCR”), for the year ended December 31, 2022, with the BMA and on Argo Group’s public website (www.argolimited.com) in accordance with the Insurance (Public Disclosure) Rules 2015 pursuant to the Insurance Act. The purpose of this Financial Condition Report for Argo Group is to provide a public disclosure of the measures governing the Company’s business operations, corporate governance framework, risk profile, solvency valuation, financial performance and capital management of significant events. The FCR is an annual filing which provides additional information to the public in relation to Argo Group’s business model, which is also published on the Company’s website within 14 days of being filed with the BMA. The FCR was used as the basis for compliance with the NAIC Corporate Governance Annual Disclosures (“CGAD”) reporting requirements applying to Argo Group US, Inc. as a result of the passing of the CGAD Model Act.
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
United States
State Insurance Regulation
Argo Group US, Inc.’s insurance subsidiaries are subject to the supervision and regulation of the states in which they are domiciled. We currently have 9 insurance companies domiciled in 5 states (the “U.S. Subsidiaries”). Argo Group US, Inc., as the direct and indirect parent of the U.S. Subsidiaries, is subject to the insurance holding company laws of Illinois, New York, Pennsylvania and Virginia. These laws generally require each of the U.S. Subsidiaries to submit annual holding company registration statements to its respective domestic state insurance departments and to furnish annual financial and other information about the operations of the companies within the holding company group, including the filing of an ORSA Summary Report with the Illinois Director of Insurance, as the lead state regulator. In order to assess the business strategy, financial position, legal and regulatory position, risk exposure, risk management, and governance processes, the Illinois Director of Insurance may choose to participate in the annual supervisory college with other regulators who are interested in the supervision of an Illinois domestic insurer or its affiliates, including other state, federal, and international regulatory agencies. Generally, all material transactions among companies in the holding company group to which any of the U.S. Subsidiaries is a party, including sales, loans, reinsurance agreements and service agreements, must be fair and, if material or of a specified category, require prior notice and approval by the insurance department where the subsidiary is domiciled. Transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries and certain material transactions between companies within the holding company group may be subject to prior notice to, or prior approval by, state regulatory authorities. Such supervision and regulation are intended to primarily protect our policyholders. Matters relating to authorized lines of business, underwriting standards, financial condition standards, licensing of insurers, investment standards, premium levels, policy provisions, the filing of annual and other financial reports prepared on the basis of Statutory Accounting Principles, the filing and form of actuarial reports, dividends and a variety of other financial and non-financial matters are also areas that are regulated and supervised by the states in which each of our U.S. Subsidiaries are domiciled.
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
The Virginia Consumer Data Protection Act (“VCDPA”) was passed on March 2, 2021 and became effective in January 2023. The VCDPA grants consumers rights over their personal information and requires businesses to establish, implement, and maintain reasonable security practices with respect to personal information of Virginia consumers it has collected. The VCDPA defines a consumer as a resident of Virginia only if acting in an individual or household context, and it specifically excludes a natural person acting in a commercial or employment context. It also specifically exempts financial institutions or data subject to the Gramm-Leach-Bliley Act.
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
For a discussion of our risk management strategies and governance over cyber threats, please refer to Item 1C- Cybersecurity.
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
Argo Group US, Inc. may receive dividends from its direct subsidiaries: Argonaut Insurance Company (“Argonaut”) and Rockwood. Rockwood paid a dividend to Argo Group US, Inc. of $21.3 million in the second half of 2023. During 2024, Argonaut is permitted to pay dividends up to $120.7 million without approval from the Illinois Division of Insurance, based on the application of the Illinois ordinary dividend calculation. During 2024, Rockwood is permitted to pay ordinary dividends up to $25.0 million with prior approval from the Pennsylvania Department of Insurance. Business and regulatory considerations may impact the amount of dividends actually paid, and prior regulatory approval of extraordinary dividend payments is required.
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
The Terrorism Risk Insurance Program Reauthorization Act
On November 26, 2002, the President of the United States signed into law the Terrorism Risk Insurance Act of 2002 (“TRIA”). On December 20, 2019, the President of the United States signed into law the Terrorism Risk Insurance Program Reauthorization Act of 2019, which extends TRIA through December 31, 2027. Under TRIA, commercial insurers are required to offer insurance coverage against terrorist incidents and are reimbursed by the federal government for paid claims subject to deductible and retention amounts. TRIA, and its related rules, contain certain definitions, requirements and procedures for insurers filing claims with the Treasury for payment of the Federal share of compensation for insured losses under the Terrorism Risk Insurance Program (“TRIP”). TRIP is a temporary federal program that has been extended by TRIA to provide for a transparent system of shared public and private compensation for insured losses resulting from acts of terrorism. The Treasury implements the program. On June 29, 2004, the Treasury issued a final Claims Procedures Rule, effective July 31, 2004, as part of its implementation of Title I of TRIA. TRIA also contains specific provisions designed to manage litigation arising out of, or resulting from, a certified act of terrorism, and on July 28, 2004, the Treasury issued a final Litigation Management Rule for TRIA. The Claims Procedures Rule specifically addresses requirements for Federal payment, submission of an initial notice of insured loss, loss certifications, timing and process for payment, associated recordkeeping requirements, as well as the Treasury’s audit and investigation authority. These procedures will apply to all insurers that wish to receive their payment of the Federal share of compensation for insured losses under TRIA.
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
Argo Group’s E.U. operations ArgoGlobal Assicurazioni are required to comply with SII. With the U.K.’s withdrawal from the E.U. the U.K. Government is in the process of seeking views on reforming the prudential regulation of the U.K. insurance sector and has commenced a review of SII.
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
Argo Managing Agency Limited was a Lloyd’s managing agent that managed Syndicate 1200 (“S1200”) and Special Purposes Arrangement 6117 (“SPA6117”). In 2020 Argo Group divested its interest in the Ariel Re business including S1910. As of October 2022, S1910 was managed by Ariel Re.
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
PRA and FCA Regulations
Argo Managing Agency Limited, managing agent of S1200 and SPA6117 was authorized by the PRA and regulated by the PRA and the FCA, as well as being supervised by Lloyd’s. The PRA, FCA and Lloyd’s have common objectives in ensuring that the Lloyd’s market and participants in the Lloyd’s market are appropriately regulated. To minimize duplication, there are arrangements with Lloyd’s for co-operation on supervision and enforcement. Both the PRA and FCA have substantial powers of intervention in relation to the Lloyd’s Managing Agents (such as Argo Managing Agency Limited) that they regulate, including the power to remove their authorization to manage Lloyd’s Syndicates. In addition, each year the PRA requires Lloyd’s to satisfy an annual solvency test that measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and run-off. If Lloyd’s fails this test, the PRA may require Lloyd’s to cease trading and/or its members to cease or reduce underwriting.
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
At December 31, 2023, Argo Group’s reinsurance recoverable balance totaled $2,959.3 million. There was no allowance for estimated uncollectible reinsurance at December 31, 2023. The following table reflects the credit ratings for our reinsurance recoverable balance at December 31, 2023:

	2023
(in millions)	Reinsurance Recoverables	% of Total
Ratings per A.M. Best
Reinsurers rated A+ or better	$1,354.8	45.8%
Reinsurers rated A	792.4	26.8%
Reinsurers rated A-	130.1	4.4%
Reinsurers rated below A- or not rated (1)	682.0	23.0%
	$2,959.3	100.0%
(1) On November 9, 2022, the U.S. Loss Portfolio Transaction (“U.S. LPT”) with a wholly-owned subsidiary of Enstar Group Limited (“Enstar”) covering a majority of the Company’s U.S. casualty insurance reserves, including construction, for accident years 2011 to 2019 closed. On the closing date, the Company transferred cash and investments to Enstar a portion of which was deposited into a trust established to secure Enstar’s claim payment obligation to the Company. As such, our reinsurance recoverable with Enstar, which is not a credit rated reinsurer, is contractually required to be fully collateralized.
The top 10 reinsurers accounted for $1,538.8 million, or approximately 52.0%, of the reinsurance recoverable balance as of December 31, 2023. One reinsurer in our top 10 is not rated A or higher, but is required to fully collateralize any ceded reserves. Management has concluded that all balances are considered recoverable as of December 31, 2023.
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
Investments
Our investment portfolio is designed to ensure adequate liquidity for the prompt payment of our obligations, including any potential claims payments. To ensure adequate liquidity for payment of claims, we broadly seek to match the profile of our invested assets with those of our liabilities. We consider liquidity, anticipated duration, and the currency of our liabilities when making investment decisions. To meet our liquidity needs, our bond portfolio consists primarily of investment grade, fixed-maturity securities. As of December 31, 2023, fixed maturities, along with cash and short-term investments, represented 89.1% of our total investments and cash equivalents.
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

Our Board of Directors (the “Board”) has approved an Investment Policy Statement that outlines a Strategic Asset Allocation (“SAA”), which serves to govern our investment activity. The Board regularly monitors our overall investment results, alignment with our SAA, and ultimate compliance with investment objectives.

Effective November 16, 2023, an affiliate of Brookfield Asset Management Ltd. was hired as our investment manager to oversee our portfolio. Brookfield operates under guidelines, which support the SAA.
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

Employees

As of December 31, 2023, we had 909 employees, of which 900 were full-time employees. Approximately 841 were employed in the U.S. and 59 were employed in foreign countries including Bermuda, Italy and the U.K. Additionally, we utilize independent contractors and temporary personnel to supplement our workforce. With the closing of the sale of our Brazilian operations on February 15, 2022, we now have only a small percentage of our employee population who are unionized, all of whom are in Italy. Based on feedback received from employees, including as a result of our ongoing pulse surveys, evidence indicates they have a high rate of satisfaction with Argo.

As of December 31, 2023, our employees had the following self-identified gender demographics:

	Women	Men
Total Full-Time Employees	57%	43%

As of December 31, 2023, 92% of employees chose to voluntarily disclose their race and/or ethnicity to us, of which 28% self-identified as being part of an ethnic and/or racial minority group.

Diversity and Inclusion

Argo Group is committed to fostering, cultivating, and preserving a diverse and inclusive culture that reflects and contributes to the diverse communities where we conduct our business. Argo Group is committed to ensuring that its employees feel comfortable bringing their authentic selves to work, are confident in being treated respectfully, and have equal opportunities to be successful. We believe that embracing our differences is critical to driving innovation and business results, and that some of the greatest ideas come from a diverse mix of minds, cultures, and experiences.

Our three key diversity and inclusion (“D&I”) priorities to advance our diverse and inclusive culture are:

• leadership commitment to D&I initiatives;

• supporting and nurturing an inclusive culture; and

• building and maintaining a diverse workforce.

Our Board-approved D&I Policy outlines the roles and responsibilities of key participants, including our executive sponsors, the D&I Committee, and our Employee Resource Groups (“ERGs”). Our D&I Committee is comprised of executive leaders who champion the adoption and implementation of D&I initiatives throughout Argo Group. The D&I Committee oversees the development of corporate D&I strategies and initiatives, evaluates the progress of the D&I program against defined metrics and provides education and training to deepen and develop personal understanding of diversity and inclusion. We also provide our employees the opportunity to participate in training programs focused on creating a respectful workplace as well as other courses to further educate employees on diversity-related issues. In the last 3 years, 98% of our managers completed Respectful Workplace training and the entire workforce received additional D&I training resulting in more than 2700 hours of training on a wide range of topics, including inclusion, retaliation, harassment, discrimination, unconscious bias, bullying and ethical standards. Argo also has 8 custom Degreed Learning Pathways on D&I topics sponsored by Employee Resource Groups. 100% of employees completed Harassment training in 2022 and to date in 2023, 87% of employees have completed Harassment training. Argo also has 8 custom Degreed Learning Pathways on D&I topics sponsored by Employee Resource Groups.

As a part of our D&I strategy, we continue investing in our eight voluntary ERGs to support our cultural values, drive our D&I priorities, promote belonging and allyship, and foster our commitment to build an inclusive and diverse work environment. Executive leaders sponsor each of our ERGs. We also communicate the importance of, and our commitment to, D&I through our periodic town halls and quarterly D&I newsletter. In 2023, Argo Group hosted 10 live, virtual events promoting D&I and other issues on topics such as: The Power of Diversity, Working Families, Heroes at Work, Talking about Pronouns in the Workplace and Everyplace, Promoting Career Opportunities for all Socioeconomic status’, Learning About Disabilities and more. In addition, Argo sponsored a structured 6-month peer mentorship pilot program called Inclusion 360 for 100 employees focused on D&I related topics. Participant results from the program indicated 92% reported feeling “encouraged to speak up and share their thoughts and ideas” and 81% feel they “have a strong network of diverse peers within their organization”.

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

Recruitment and Retention

Argo Group is focused on recruiting diverse individuals with various professional backgrounds, interests, and levels of expertise. We seek individuals with unique experiences and skill sets to complement and enhance our current workforce. We seek to look at a diverse slate of candidates for open roles and, when interviewing, we seek a diverse representation of interviewers for panel interviews. We recruit through a variety of channels, including professional partnerships, job fairs, online platforms, and diversity-related recruiting events and initiatives. In addition, our talent acquisition team hosted five LinkedIn Live sessions promoting inclusion and diversity, and we are actively partnering with a variety of organizations, such as the National African American Insurance Association and Gamma Iota Sigma, to help source a diverse talent pipeline. In addition, we partner with Circa Diversity Jobs to post jobs on 600+ domains and 9 diversity focused niche sites. The outreach is to 15,000+ local community organizations. Open jobs are matched and automatically emailed daily to a community of organization contacts including women, people of color, older workers, veterans, workers with disabilities and more.

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

We encourage our employees to be innovative through two platforms: first, our innovation council, which provides employees the chance to present and discuss business opportunities relating to a rotating list of topics currently focused on digital environments, supply chains and sustainability, and second our innovation platform, which encourages all employees to participate in stretch assignments, share their ideas to drive efficiency, reduce expenses, and/or solve for emerging risks in the insurance industry. Our annual talent review and performance management processes highlight key areas of development for all employees.

Employee Engagement

We value the opinions and diverse perspectives of our employees and utilize the feedback we receive throughout the year to help develop many of our programs, policies, and benefits. We measure employee engagement by conducting a confidential annual enterprise-wide employee pulse survey performed by a third-party platform. In addition, in 2023 we also implemented one dozen employee ecosystem pulse survey points utilizing the same third-party platform. These surveys are backed by nearly 10 million benchmark data points and are designed to provide management with transparent, actionable insights into employee engagement, well-being, and a sense of inclusion.

In 2023, our engagement score was stronger than 2022 by 3 points at 77 as compared to a global benchmark of 73. Our participation rate was 77% against a global benchmark of 75% as measured by our third-party vendor. Summary results were shared with all employees (additional custom detail and training shared with managers) and the feedback was used to steer our continuous improvement efforts. Employees gave the Company high ratings for a “discrimination-free,” respectful workplace with clear priorities that enables a culture accepting authentic expression.

The survey also reaffirmed our decision to focus on continued employee experience improvement with employee sentiments guiding areas of focus such as company and career prospects for the future and continued focus on transparency of our career and compensation framework. These areas are especially important given the ongoing transformation of the Company.

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

• an employee assistance program; and

• a retirement savings plan.

Health and Safety

The health and safety of our employees is our highest priority. We regularly provide workplace safety training to our employees and share best practices for a safe work environment. Ongoing courses include Mental Health Forums, Security Awareness, Code of Conduct Best Practices, Respectful Workplace, Sexual Harassment Awareness, Whistleblowing, Anti-Fraud and Phishing Awareness and Prevention.

Our benefits are also designed to help protect the well-being of employees and their families. We encourage our employees to stay healthy by offering opportunities to learn about wellness and participate in activities that foster a healthy lifestyle.

Succession Planning

Succession planning is a critical component to our talent management strategy and our continued success as an organization. On an ongoing basis, management conducts a talent and succession plan for our senior executive team and other critical roles in the organization (both for permanent succession and for temporary succession in the event of an emergency or other short-term event). On an annual basis, our Board also receives a comprehensive succession plan for each member of our senior executive team. In 2023, we executed our succession plans in connection with the departure of the Inland Marine and Surety teams, which helped enable us to facilitate a smooth transition.

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

Corporate Information
On November 30, 2023, after completing the Merger on November 16, 2023, resulting in the Company surviving as an indirect wholly-owned subsidiary of Brookfield Reinsurance on November 16, 2023, we changed our jurisdiction of incorporation from Bermuda to the State of Delaware in the United States of America. Argo Group International Holdings, Ltd. discontinued as a Bermuda exempted company pursuant to Section 132G of the Companies Act 1981 of Bermuda and, pursuant to Section 388 of the General Corporation Law of the State of Delaware (the “DGCL”), continued its existence under the DGCL as a corporation organized in the State of Delaware. This transaction is referred to as the “Redomestication.”
In connection with the Redomestication, the Company changed its name from Argo Group International Holdings, Ltd. to Argo Group International Holdings, Inc. and adopted a new Certificate of Incorporation and Bylaws, copies of which are filed herewith as Exhibits 3.3 and 3.4, respectively. The business of the Company and its subsidiaries were the same immediately after the Redomestication as they were immediately prior to the Redomestication.

We maintain a registered office in Delaware at Corporation Service Company, 251 Little Falls Drive, Wilmington, Delaware 19808. Our executive offices are maintained at 501 7th Avenue, 7th Floor, New York, New York 10018, and our telephone number is +1 (210) 321-8400.
Available Information
We file annual, quarterly and current reports, proxy statements and other information and documents with the U.S Securities and Exchange Commission (“SEC”), which are made available at www.sec.gov. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, interactive data files, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) as soon as reasonably practical after we electronically file them with or furnish them to the SEC. General information about us can be found on our website at www.argolimited.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Form 10-K and such web addresses are provided as textual references only. Our Code of Conduct and Business Ethics applies to all of our Board members, officers, third-party providers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Any of the above documents will be provided without charge upon written request to Investor Relations, 501 7th Avenue, 7th Floor, New York, New York 10018 or by telephone (210) 321-8400. All such documents are also physically available at our principal office at 501 7th Avenue, 7th Floor, New York, New York 10018.
Item 1A. Risk Factors
Summary of Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our securities. Investors should carefully consider these risks, along with the other information included in this Form 10-K and in our other filings with the SEC, before making an investment decision regarding our securities. There may be additional risks of which we are currently unaware or that we currently consider immaterial. All of these risks could have a material adverse effect on our financial condition, results of operations and/or value of our securities.
•Insurance Underwriting Risks. Insurance underwriting risks include risks related to adverse changes in the value of insurance liabilities, including risks related to an excess or shortage of underwriting capacity, unexpected changes in the claims, legal or social environment, changes to distribution channels, sufficiency of reserves, our ability to compete effectively, and breach of the obligations of our agents.
•Operational Risks. Operational risks include risks related to employee retention and changes in key personnel, strategies and processes to mitigate insurance risks, ineffective internal controls, information technology, failure to protect confidential information and outsourcing relationships.
•Financial Risks. Financial risks cover our market, credit, investment and liquidity risks, which include risks related to the performance of Argo Group’s investment portfolio as well as risks related to the performance of financial markets, economic and political conditions, foreign currency fluctuations, impairments in goodwill and investments, performance of counterparties, and the availability of reinsurance.
•Strategic Risks. Strategic risks include risks related to Argo Group’s inability to implement appropriate business plans and strategies, and include risks related to the macroeconomic environment, risk-based capital requirements, the Company’s debt, holding company structure, ratings and strategic transactions.
•Reputational Risks. Reputational risks include risks related to the risk of potential loss through a deterioration of Argo Group’s reputation, and include risks related to potential violations of sanctions, anti-corruption or AML regulations, activist stockholder actions and other investor and stakeholder actions.

•Legal, Regulatory and Litigation Risks. Legal, regulatory and litigation risks include risks related to the outcome of legal and regulatory proceedings, including regulatory constraints on Argo Group’s business, such as constraints imposed on our Bermuda, U.S., or other subsidiaries, risk-based capital and solvency requirements, the outcome of legal proceedings, and limitations on a potential change of control due to Argo Group’s corporate structure.
•Taxation Risks. Taxation risks include risks related to the Company and its subsidiaries’ potential exposure to various taxes, including as a result of new, and changes to existing, tax legislation, treaties, and regulations in the jurisdictions in which the Company, its subsidiaries, and certain of their affiliates have a taxable presence, challenges by tax authorities to our current and historical tax positions and practices, U.S. federal withholding taxes on distributions paid to our non-U.S. stockholders, and any additional amounts that we may be required to pay to such stockholders, changes to, or our eligibility to qualify for benefits under, any income tax treaties on which we rely; and changes in tax laws in jurisdictions in which we have a taxable presence as a result of the implementation of the Pillar I and Pillar II proposals by the OECD.
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
Additionally, our operating results are affected, in part, by the performance of our investment portfolio. Our investment portfolio may be adversely affected by inflation or changes in interest rates. Such adverse effects include the potential for realized and unrealized losses in a rising interest rate environment or the loss of income in an environment of prolonged low interest rates. Such effects may be further impacted by decisions made regarding such things as portfolio composition and duration given the prevailing market environment. Although we attempt to take measures to manage the risks of investing in changing interest rate environments, we may not be able to mitigate interest rate sensitivity effectively. Argo Re’s pro forma ECR ratio is currently in excess of the Company’s risk tolerance. If Argo Re’s ECR ratio falls below the Company’s risk tolerance, Argo Re’s ability to pay dividends to the Company will be restricted. Economic and political conditions, including inflation and fluctuation in interest rates or failure to maintain Argo Re’s ECR ratio in excess of the Company’s risk tolerance would have a material adverse effect on our business, results of operations, financial condition and our ability to pay dividends to stockholders.
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
We may have future capital requirements that may not be available to us on commercially favorable terms. Regulatory capital and solvency requirements for our future capital requirements depend on many factors, including our ability to underwrite new business, risk propensity and ability to establish premium rates and accurately set reserves at levels adequate to cover expected losses. To the extent that the funds generated by insurance premiums received and sale proceeds and income from our investment portfolio are insufficient to fund future operating requirements and cover incurred losses and loss expenses, we may need to raise additional funds through financings or curtail our growth and reduce in size. Uncertainty in the equity and fixed maturity securities markets could affect our ability to raise additional capital in the public or private markets. Any future financing, if available at all, may be on terms that are not favorable to us and our stockholders. In the case of equity financing, dilution to current shareholdings could result, and the securities issued may have rights, preferences and privileges that are senior or otherwise superior to those of our shares of common stock.

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
In light of these inherent uncertainties and as a result of our 2023 reserve review, we recorded prior year reserve development of $267.9 million for the period January 1, 2023 through November 15, 2023 (Predecessor). There was no prior year reserve development for the period November 16, 2023 through December 31, 2023 (Successor). The largest reserve increases were primarily related to liability and professional lines within the Company’s U.S. Operations, including the impact of large losses. The increases were partially offset by favorable development in specialty lines within the Company’s U.S. Operations. Such reserves were established in accordance with applicable insurance laws and U.S. GAAP. For further discussion of our loss reserves, please see Part II, Item 7 “Management’s discussion and analysis of financial condition and results of operations-Critical accounting policies, estimates and recent accounting pronouncements” and “Management’s discussion and analysis of financial condition and results of operations-Reserves for losses and loss adjustment expenses.”
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
Global climate change, as well as increasing related regulation, may have an adverse effect on our business, financial results and operations.
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
Argo Re has operations that require highly skilled personnel to work in Bermuda. The ability to fill certain highly skilled key positions in Bermuda is constrained by Bermuda law, which provides that non-Bermudians are not permitted to engage in any occupation in Bermuda without an approved work permit from the Bermuda Department of Immigration. If the Bermuda Department of Immigration changes its current policies with respect to work permits, and as a result these key employees are unable to work in Bermuda, our operations could be disrupted and our financial performance could be adversely affected.
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
We are dependent on our information technology systems, which could fail or suffer a cybersecurity breach, which could adversely affect our business, reputation, results of operations or financial condition or result in the loss of sensitive information.
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
While we are not aware of a material cybersecurity breach to date, we have no assurance that such a breach will not occur.
We must continuously monitor and develop our information technology networks and infrastructure in an effort to prevent, detect, address and mitigate the risk of threats to our data and systems, including malware and computer virus attacks, ransomware, unauthorized access, business e-mail compromise, misuse, denial-of-service attacks, system failures and disruptions. Incidents of publicly reported cyber security incidents have increased recently and the insurance sector as a whole is more exposed than in the past. Over time, and particularly recently, the sophistication of these threats has continued to increase. Although we have implemented multiple layers of protection to minimize the risks to systems, personal data and the privacy of individuals, including robust training, review, and audit procedures, there is no assurance that our security measures, including information security policies, will provide fully effective protection from such events.
We must continuously monitor international risks associated with our global operations, including impacts from military conflicts or political instability, such as the ongoing war between Russia and Ukraine. Although we cannot predict the ultimate impacts, military conflicts or political instability may create a heightened risk of threats resulting in cyber activities against our operations. In addition, we are investing in artificial intelligence (“AI”), and AI based platforms are increasingly being used by third-parties. Increased adoption of AI technologies may increase cybersecurity risks.

The potential consequences of a material cybersecurity incident include disruption to business operations, a loss of confidential information, reputational damage, litigation with third parties, and remediation costs, which in turn could have a material impact on our results of operation or financial condition. While we continue to maintain and review our cyber liability insurance protection, providing for first party and third-party losses, such insurance may not provide insurance coverage for all of the costs and damages associated with the consequences of a cybersecurity incident. In some cases, such unauthorized access may not be immediately detected. This may impede or interrupt our business operations and could adversely affect our consolidated financial condition or results of operations.
Any failure to protect the confidential customer information that we handle routinely could adversely affect our business, reputation, results of operations or financial condition.
We are subject to a number of data privacy laws and regulations enacted in the jurisdictions in which we do business. See “Item 1. Business ― Regulation” for a description of the applicability of certain cybersecurity and data protection regulations and requirements on the Argo Group.
We are not aware of a material privacy breach to date, and specifically no material events involving Personal Information (“PI”) or customer information, but we have no assurance that such a breach will not occur in the future. A misuse or mishandling of personal information being sent to or received from a client, employee or third party could damage our businesses or our reputation or result in significant monetary damages, regulatory enforcement actions, fines and criminal prosecution in one or more jurisdictions. We routinely transmit, receive and store certain types of personal information by email and other electronic means. Although we attempt to protect this personal information and have implemented robust privacy protection standards and training programs to mitigate the risk of a privacy breach, we may be unable to protect personal information in all cases, especially with customers, business partners, and other third parties who may not have or use appropriate controls to protect personal information.
We are continuously evaluating and enhancing systems and creating new systems and processes, including to maintain or upgrade our business continuity plans (including, for example, use of cloud services), as our business depends on our ability to maintain and improve our technology systems for interacting with customers, brokers and employees. Due to the complexity and interconnectedness of these systems and processes, these changes, as well as changes designed to update and enhance our protective measures to address new threats, increase the risk of a system or process failure or the creation of a gap in the associated security measures. Any such failure or gap could adversely affect our business operations and the advancement of our business or strategic initiatives.
The potential consequences of a material privacy incident include reputational damage, litigation with third parties, regulatory fines, and penalties and associated remediation costs, which in turn could have a material impact on our results of operation or financial condition. While we continue to maintain and review our cyber liability insurance protection, such insurance may not provide insurance coverage for all of the costs and damages associated with the consequences of personal information being compromised, such as investigations, sanctions and regulatory and law enforcement action, and result in reputational harm and loss of business, which could have a material adverse effect on our business, cash flows, financial condition and results of operations.
Furthermore, certain of our businesses are subject to compliance with laws and regulations enacted by various regulatory organizations or exchanges relating to the privacy and security of the information of clients, employees or others. The variety of applicable privacy and information security laws and regulations exposes us to heightened regulatory scrutiny and requires us to incur significant technical, legal and other expenses in an effort to ensure and maintain compliance. If we are found not to be in compliance with these laws and regulations, we could be subjected to significant civil and criminal liability and exposed to reputational harm.
We may experience issues with outsourcing relationships, which could negatively impact our business, results of operations, and financial condition.
We outsource a number of technology and business process functions to third-party providers and we may continue to do so in the future. If we do not effectively select, develop, implement and monitor our outsourcing relationships, or if we experience technological or other issues with transition, or if third-party providers do not perform as anticipated, we may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs (including litigation costs), and a loss of business that may have an adverse effect upon on our operations or financial condition.
Also, we periodically negotiate amendments and renewals of such relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. If third-party providers experience disruptions or do not perform as anticipated, or we experience problems with a transition to a third-party provider, we may experience operational difficulties, an inability to meet obligations (including, but not limited to, policyholder obligations), a loss of business, litigation, and increased costs, or suffer other negative consequences, all of which may adversely affect our business and results of operations.

Our outsourcing of certain technology and business process functions to third parties may expose us to enhanced risk related to data security, which could result in adverse monetary, reputational and/or regulatory consequences, which in turn could have an adverse effect on our operations or financial condition. If we do not effectively monitor these relationships, third party providers do not perform as anticipated, technological or other problems occur with an outsourcing relationship, we may not realize expected productivity improvements or cost efficiencies and may experience operational difficulties. In addition, our ability to receive services from third-party providers based in different countries could be impacted by political instability, unanticipated regulatory requirements or policies inside or outside of the U.S., which could adversely affect our business.
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
U.S. and international financial market disruptions such as the ones experienced in the last global financial crisis along with the possibility of a prolonged recession, may potentially affect various aspects of our business, including the demand for and claims made under our products, our counterparty credit risk and the ability of our customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. Volatility in the U.S. and other securities markets may also adversely affect our share price. Depending on future market conditions, we could incur substantial realized and unrealized losses in future periods, which may have an adverse impact on our results of operations, financial condition, debt and financial strength ratings, insurance subsidiaries’ capital levels and our ability to access capital markets.
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
Although our foreign subsidiaries’ functional currency is the U.S. Dollar, with the exception of our Italian subsidiary whose functional currency is the Euro, certain premium receivables and loss reserves include business denominated in currencies other than U.S. Dollars. We are exposed to the possibility of significant claims in currencies other than U.S. Dollars. We may experience losses in the form of increased claims costs or devaluation of assets available for paying claims resulting from fluctuations in these non-U.S. currencies, which could materially and adversely affect our operating results.
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
Our reinsurers or capital market counterparts are dependent on their ratings in order to continue to write business and some have suffered downgrades in ratings in the past as a result of their exposures. Our reinsurers or capital market counterparties may also be affected by adverse developments in the financial markets, which could adversely affect their ability to meet their obligations to us. Insolvency of these counterparties, their inability to continue to write business or reluctance to make timely payments under the terms of their agreements with us could have a material adverse effect on us because we remain liable to our insureds or cedants in respect of the reinsured risks. Market conditions beyond our control may impact the availability, quality and cost of the reinsurance we purchase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as is currently available.

An impairment in the carrying value of goodwill and other intangible assets could negatively impact our consolidated results of operations and stockholders’ equity.
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
Economic imbalances and financial market turmoil affecting the global banking system and global financial markets could result in a new or incremental tightening in the credit markets, low liquidity, extreme volatility in fixed maturity, credit, currency, and equity markets and volatility in share prices. Major public health issues could harm our operations and have a major impact on the global economy and financial markets. These circumstances could lead to a decline in asset value and potentially reduce the demand for insurance due to limited economic growth prospects. These circumstances could adversely impact our ability to obtain financing. Even if financing is available, it may only be available on terms that are not favorable to us, which could decrease our profitability. Global and local economic conditions could also increase the number and size of claims made under our policies, our counter-party credit risk, and the ability of our counterparties to establish or maintain their relationships with us.
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
We may not realize the anticipated benefits from the Merger.

Following the closing of the Merger in November 2023, we became an indirect wholly-owned subsidiary of Brookfield Reinsurance. We may fail to realize the anticipated benefits of the Merger, including due to factors that may be outside of our control, such as changes in laws or regulations or in the interpretation of existing laws or regulations, general economic, political, legislative or regulatory conditions, the loss or limited availability of the services of one or more of our executive officers or other key personnel, and other factors described in this report. Failure to realize the anticipated benefits of the Merger could adversely affect our business, financial condition and results of operations.
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
Argo Group is a holding company and conducts substantially all of its operations through its subsidiaries. Argo Group’s only significant assets are the capital stock of its subsidiaries. Because substantially all of our operations are conducted through our insurance subsidiaries, substantially all of our consolidated assets are held by our subsidiaries and most of our cash flow, and consequently, our ability to meet our ongoing cash requirements, including any debt service payments or other expenses, and the ability to pay dividends to our stockholders, is dependent on the earnings of those subsidiaries and the transfer of funds by those subsidiaries to us in the form of distributions or loans.
In addition, if we fail to comply, or if and to the extent payment of dividend would cause us to fail to comply, with applicable laws, rules and regulations (including, in respect of Argo Re, any applicable capital adequacy guidelines established by the BMA) we may not declare, pay or set aside for payment dividends. As a result, if payment of dividends would cause us to fail to comply with any applicable law, rule or regulation, we will not declare or pay a dividend, including dividends on our shares of Series A Preferred stock (the “preferred stock”) for such dividend period. In addition, the ability of our insurance subsidiaries to make distributions to us is limited by applicable insurance laws and regulations. These laws and regulations and the determinations by the regulators implementing them may significantly restrict such distributions, and, as a result, adversely affect our overall liquidity. The ability of our subsidiaries to make distributions to us may also be restricted by, among other things, other applicable laws and regulations and the terms of our bank loans and our subsidiaries’ bank loans. Refer to “Legal, Regulatory and Litigation Risks – Our insurance subsidiaries are subject to risk-based capital and solvency requirements in their respective regulatory domiciles and any failure to comply with these requirements may have a material adverse effect on our business” below and also “Item 1. Business―Regulation,” for additional details on restrictions on our ability to make distributions.
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
A.M. Best is a widely recognized insurance company rating agency and some policyholders are required to obtain insurance coverage from insurance companies that have an “A-” (Excellent) rating or higher from A.M. Best. In addition, certain of our credit facilities require that all significant insurance subsidiaries of Argo US maintain an A.M. Best Financial Strength Rating of at least “B++”. FSR reflect the rating agency’s assessment of an insurer’s ability to meet its financial obligations to policyholders. All of our insurance companies have an FSR of “A-” (Excellent), with developing implications, from A.M. Best. Argo US insurance companies have an FSR of “A-” (Strong), with a negative outlook, from S&P. See “Item 1. Business-Ratings” for a detailed description of our ratings.
Our ability to refinance our existing debt or obtain new debt in the capital markets is impacted by any credit ratings. Any credit rating downgrade would result in higher borrowing costs. Additionally, many producers are prohibited from placing insurance with companies that are rated below “A-” (Excellent). We may also be required to maintain a greater amount of capital in order to maintain our existing ratings or become subject to a ratings downgrade if we experience weaker than-expected underwriting performance, our capital adequacy position decline for a prolonged period, our financial leverage materially increases or our liquidity materially decreases, among other factors.
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
Our future acquisitions could involve a number of additional risks that we may not be able to identify during the due diligence process, such as potential losses from unanticipated litigation, levels of covered claims or other liabilities and exposures, an inability to generate sufficient investment income and other revenue to offset acquisition costs and financial exposures in the event that sellers breach their representations and warranties and/or are unable or unwilling to meet their indemnification, reinsurance and other contractual obligations to us. We cannot predict whether we will be able to identify and complete a future transaction on terms favorable to us. We cannot know if we will realize the anticipated benefits of a completed transaction or if there will be substantial unanticipated costs associated with such a transaction. In addition, strategic transactions may expose us to increased litigation risks. A future merger or acquisition may result in tax consequences at either or both the stockholder and Argo Group level, potentially dilutive issuances of our equity securities, the incurrence of additional debt and the recognition of potential impairment of goodwill and other intangible assets. Each of these factors could adversely affect our financial position.
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
Reputational Risks
Reputational risk is the risk of potential loss through a deterioration of our reputation or standing due to a negative perception of our image among customers, counterparties, stockholders or supervisory authorities, and includes risk of adverse publicity regarding our business practices and associations. While we assess the reputational impact of all reasonably foreseeable material risks within our risk management processes, we also recognize a number of specific reputational risks.

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
Actions of activist stockholders may negatively impact our business.

We have been and may in the future be subject to actions initiated by activist stockholders. Previously, we were the target of an unsuccessful proxy contest by Capital Returns Management, LLC in connection with our 2022 annual general meeting of stockholders. In December 2019, we also entered into a cooperation agreement with Voce Catalyst Partners LP, Voce Capital Management LLC, Voce Capital LLC and Voce Catalyst Partners New York LLC (collectively, “Voce”), and in August 2022 a representative of Voce was appointed to our Board and subsequently resigned in February 2023.

Responding to other actions by activist stockholders can be costly and time-consuming, and could divert the attention of our Board, management team and employees from the management of our operations and the pursuit of our business strategies. Actions of activist stockholders may cause significant fluctuations in the trading price of our securities based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business. Perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities and make it more difficult to attract and retain investors, customers, employees, and other business partners. Also, we could be required to incur significant expenses related to any activist stockholder matters (included but not limited to legal fees, fees for financial advisors, and fees for public relation advisors). As a result, activist stockholder campaigns could adversely affect our business, results of operations, financial condition and/or share price.
Any failure to meet investor and stakeholder expectations regarding environmental, social and corporate governance (“ESG”) matters may damage our reputation.
There is an increasing focus from certain investors, customers, consumers, employees and other stakeholders concerning ESG matters. Additionally, public interest and legislative pressure related to public companies’ ESG practices continue to grow. If our ESG practices fail to meet stakeholders’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, climate risk management, Board and employee diversity, human capital management, corporate governance and transparency, our reputation, brand and employee retention may be negatively impacted. Additionally, investors may reconsider their capital investment in our Company, and customers and partners may choose to stop doing business with us, which could have a material adverse effect on our reputation, business or financial condition.
Legal, Regulatory and Litigation Risks
The regulation and regulatory measures that would apply to Argo Group and its subsidiaries are discussed above under “Item 1. Business―Regulation”.
Legal and Regulatory Risk means the risk arising from our (1) failure to comply with statutory or regulatory obligations; (2) failure to comply with our Bylaws; or (3) failure to comply with any contractual agreement.
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
As a result of these and other requirements, we may have future capital requirements that may not be available to us on commercially favorable terms. Regulatory capital and solvency requirements for our future capital requirements depend on many factors, including our ability to underwrite new business, risk propensity and ability to establish premium rates and accurately set reserves at levels adequate to cover expected losses. To the extent that the funds generated by insurance premiums received and sale proceeds and income from our investment portfolio are insufficient to fund future operating requirements and cover incurred losses and loss expenses, we may need to raise additional funds through financings or curtail our growth and reduce in size. Uncertainty in the equity and fixed maturity securities markets could affect our ability to raise additional capital in the public or private markets. Any future financing, if available at all, may be on terms that are not favorable to us and our stockholders. In the case of equity financing, dilution to current shareholdings could result, and the securities issued may have rights, preferences and privileges that are senior or otherwise superior to those of our common stock.
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
Bermuda Subsidiaries
Argo Group is supervised by the BMA as an Insurance Group. In addition, Argo Re is registered as a Class 4 Bermuda insurance company, and Argo Insurance Services Bermuda, Ltd. is licensed by the BMA pursuant to Section 10 of the Insurance Act as an Insurance Agent. As such, Argo Group and its Bermuda subsidiaries are subject to specific laws, rules and regulations promulgated by the Bermudian authorities according to the Insurance Act. Changes in Bermuda’s statutes, regulations and policies could result in restrictions on our ability to pursue our business plans, strategic objectives, execute our investment strategy and fulfill other stockholders’ obligations.
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

Taxation Risks
Our aggregate tax liability and effective tax rate could be adversely affected in the future by changes in the tax laws of the countries in which we operate, including as a result of ongoing efforts by the member countries of the OECD.
We have operations in various countries that have differing tax laws and rates. Our tax reporting is supported by current domestic tax laws in the countries in which we operate and the application of tax treaties between the various countries in which we operate. Our income tax reporting is subject to audit by domestic and foreign authorities. Our effective tax rate may change from year to year based on changes in the mix of activities and income earned among the different jurisdictions in which we operate, changes in tax laws in these jurisdictions, changes in the tax treaties between various countries in which we operate, changes in our eligibility for benefits under those tax treaties, and changes in the estimated values of deferred tax assets and liabilities. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, or other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Such changes could result in a substantial increase in our aggregate tax liability and the effective tax rate on all or a portion of our income.
In recent years, the OECD, with the support of the G20, has developed proposals to address perceived base erosion and profit shifting (“BEPS”). BEPS refers to tax planning strategies that exploit gaps and mismatches in tax rules to artificially shift profits to locations with low or no tax and little or no economic activity, for the purpose of reducing a multinational group’s aggregate tax liability. In 2021, the OECD/G20 Inclusive Framework on BEPS published a statement updating and finalizing the key components of a “two pillar” plan for global tax reform, as agreed among a number of countries across the globe. Pillar I addresses tax nexus and the allocation of profits for tax purposes. Under Pillar II, a global minimum tax at the rate of 15% would be imposed on certain companies whose revenues exceed a threshold. EU member states have agreed to adopt the OECD’s minimum tax rules under the Pillar II Framework, which are expected to begin going into effect in 2024. Several other countries, including Bermuda, have changed or are also considering changes to their tax laws to implement the OECD’s minimum tax proposal.

On December 15, 2023, the Bermuda government passed the Corporate Income Tax Act, 2023 (the “CIT Act”), which will become fully operative with respect to the imposition of corporate income tax on January 1, 2025. Under the CIT Act, Bermuda corporate income tax will be chargeable in respect of fiscal years beginning on or after January 1, 2025, and will apply only to Bermuda entities and permanent establishments that are part of multinational enterprise (MNE) groups with EUR 750 million or more in annual revenues in at least two of the four fiscal years immediately preceding the fiscal year in question (a “Bermuda Constituent Entity Group”). Where corporate income tax is chargeable to a Bermuda Constituent Entity Group, the amount of corporate income tax chargeable for a fiscal year shall be (a) 15% of the net taxable income of the Bermuda Constituent Entity Group less (b) tax credits applicable to the Bermuda Constituent Entity Group under Part 4 of the CIT Act, or as prescribed. Bermuda has indicated that it will continue to monitor further developments around the world as other jurisdictions address the OECD’s standards. The imposition of a Bermuda corporate income tax could, if applicable to any of our subsidiaries that is incorporated or has a permanent establishment in Bermuda, have a substantial increase in our aggregate tax liability and the effective tax rate. The Company, a previously Bermuda domiciled entity, redomiciled to the United States during the period ending December 31, 2023 and will not be subject to the CIT Act. Additionally, Argo Re, a Bermuda domiciled entity, is in the process of completing an Internal Revenue Code Section 953(d) election to treat the entity as a U.S. taxpayer. Any tax incurred by Argo Re in the United States is expected to be fully creditable against the CIT Act. We do not anticipate the CIT Act to materially impact any other Bermuda related operations.
Bermuda subsidiaries may become subject to Bermuda taxes after 2035.
Other than the recently adopted CIT Act, Bermuda currently imposes no income tax on corporations. In addition, we have obtained an assurance from the Bermuda Minister of Finance, under The Exempted Undertakings Tax Protection Act 1966 of Bermuda, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to our Bermuda subsidiaries, until March 31, 2035. During 2011, legislation was passed to extend the period of the assurance mentioned above from 2016 to March 31, 2035. We filed for, and received, an extension of the assurance in January of 2012. This assurance does not apply with respect to any taxes that may be imposed on our Bermuda subsidiaries under the recently enacted CIT Act.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy

We regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities and tests those systems pursuant to our cybersecurity policies, processes and practices. We also use security tools intended to protect our information systems from cybersecurity threats, and to help us identify, escalate, investigate, resolve and recover from security incidents in a timely manner.

In particular, our information security program and approach is based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST Framework”). The NIST Framework establishes core requirements related to information protection, processes and technologies. In addition, we maintain a Data Protection Framework and various policies, including Information Security Policy, Privacy Policy, and Records & Information Management Policy, to appropriately manage personal information necessary to operate our business and comply with applicable regulations. We also maintain a Third-Party Risk Management Program, including a Vendor Management Policy, which allows us to better oversee, monitor, identify and control certain risks related to the processing of personal information and customer information by our authorized third parties.

In accordance with these policies, we share personal information with affiliates, business partners, third-party service providers, or vendors only when we have a legitimate business purpose for doing so and it is permissible by law. We require third parties to maintain similar standards to ours to protect personal information. We have implemented a risk mitigation process to identify and assess the cyber posture of third parties providing commodities or services to our legal entities. We also have implemented multiple layers of data protection measures.

We have in the past, and may in the future, engage third parties to assess the effectiveness of our cybersecurity prevention and response systems and processes. As part of continuous improvement initiative, we strive to mature and build a robust and resilient environment to protect and defend against bad actors. We engage third parties to perform internal and external testing to improve security operations, disaster recovery, and incident response programs.

To date, we are not aware of risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, results of operations or financial condition. Refer to the risk factors under “Operational Risks” in Part I, Item 1A. “Risk Factors” for additional description of cybersecurity risks and potential related impacts on the Company.

Governance
Our Board oversees the Company’s risk management process, including on cybersecurity risks, directly and through committees to which the Board has delegated authority. In connection with Brookfield Reinsurance’s acquisition of the Company, the Company’s Audit Committee was dissolved and all authority previously granted to the Company’s Audit Committee was delegated to the Audit Committee of Brookfield Reinsurance. The Brookfield Reinsurance Audit Committee is responsible for overseeing our internal controls, including cybersecurity and data protection programs, and reviews the effectiveness of our financial reporting processes and internal controls, including data privacy, information technology security and control. Meetings of the Brookfield Reinsurance Audit Committee often include discussions of specific risk areas, including, among others, those relating to cybersecurity. The Brookfield Reinsurance Audit Committee also frequently discusses, in accordance with its duties and responsibilities as enumerated in its committee charter, the policies, guidelines and process by which management assesses and manages risks related to data protection and cybersecurity, including assessments of the overall threat landscape, steps management has taken to monitor or mitigate its risk exposure and related strategies and investments. Our Chief Security Officer regularly reports on data protection and information technology security matters to the Brookfield Reinsurance Audit Committee and to Argo senior management via Security Governance Council meetings.
As discussed above, our information security program and approach is based on the NIST Framework, and we have implemented cybersecurity policies, processes and practices designed to monitor and address cybersecurity threats and incidents. Our Chief Security Officer, in coordination with the Head of Risk, Chief Information Officer, Head of Operations, and General Counsel, is responsible for leading the assessment and management of cybersecurity risks. Our Chief Security Officer has extensive experience in information security, data protection and privacy, and regularly receives reports from our threat intelligence resources, in concert with enterprise risk, and legal departments, on cybersecurity threats and incidents.

In addition, plans have been authored to assist our security, legal, and finance functions in assessing and managing Argo’s material risks from cybersecurity threats, and we conduct tabletop exercises and training sessions on a regular basis to help ensure effectiveness of said plans. Additionally, we also utilize outside resources to assist and participate in the determination of materiality of incidents stemming from cybersecurity threats.
Item 2. Properties
We lease office space in New York, New York, where our principal executive office is located. We and our subsidiaries also lease additional office space in the U.S. as well as Bermuda and Italy. Additionally, we own the land and office building in Pennsylvania that houses Rockwood. The properties are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. We believe the facilities we occupy are adequate for the purposes in which they are currently used and are well maintained.
For further discussion of our leasing commitments as of December 31, 2023, please see Note 5, “Leases” to our Audited Consolidated Financial Statements.
Item 3. Legal Proceedings

Federal Securities Class Action
The Police & Fire Retirement System City of Detroit v. Argo Group International Holdings, Inc., et al., No. 22-cv-8971 (S.D.N.Y.)
On October 20, 2022, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers, alleging securities fraud violations under sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiff alleges that from February 13, 2018 through August 9, 2022, the defendants made false and misleading statements concerning the Company’s reserves and underwriting standards. On January 18, 2023, U.S. District Judge Lewis A. Kaplan granted the Police and Fire Retirement System City of Detroit and the Oklahoma Law Enforcement Retirement System’s joint motion for appointment as lead plaintiff. On March 27, 2023, lead plaintiffs filed an amended class action complaint. On May 26, 2023, the defendants moved to dismiss the amended class action complaint. On July 13, 2023, lead plaintiffs filed an opposition to such motion, after which defendants filed a reply on August 14, 2023.

Transaction-Related Stockholder Litigation

Following the announcement of the Merger, the following complaints were filed in the United Stated District Court for the Southern District of New York: Stein v. Argo Group Int’l Holdings. Ltd., et al., 1:23-cv -01947 (S.D.N.Y); O’Dell v. Argo Group Int’l Holdings, Ltd., et al., C.A. No. 1:23-cv-1999 (S.D.N.Y.); Jones v. Argo Group Int’l Holdings. Ltd., et al., 1:23-cv-02606 (S.D.N.Y); Ballard v. Argo Group Int’l Holdings, Ltd., et al., 1:23-cv-02635 (S.D.N.Y); Montgomery v. Argo Group Int’l Holdings, Ltd., et al., 1:23-cv-02749 (S.D.N.Y). The complaints each asserted violations of Section 14(a) and Section 20(a) of the Exchange Act and alleged that the proxy statement filed in connection with the proposed transaction between the Company, Brookfield Reinsurance and Merger Sub omitted certain purportedly material information that rendered the proxy statement incomplete and misleading. The complaints sought, among other things, an order to enjoin the transaction unless additional disclosures were issued; and, if the transaction closes, damages. All of the complaints were voluntarily dismissed.

Bermuda Appraisal Petitions
In April 2023, appraisal petitions were filed in the Supreme Court of Bermuda relating to the acquisition of the Company by Brookfield Reinsurance for $30.00 per share (the “Transaction Price”) that closed on November 16, 2023.
The petitions were filed by certain stockholders pursuant to Section 106(6) of the Bermuda Companies Act 1981 and are captioned Corbin Erisa Opportunity Fund, Ltd. v. Argo Group International Holdings, Ltd., Corbin Opportunity Fund, L.P. v. Argo Group International Holdings, Ltd., Fourworld Event Opportunities, LP v. Argo Group International Holdings, Ltd., Fourworld Global Opportunities Fund, Ltd. v. Argo Group International Holdings, Ltd., Fourworld Special Opportunities Fund, LLC v. Argo Group International Holdings, Ltd., and FW Deep Value Opportunities Fund I, LLC v. Argo Group International Holdings, Ltd.

Section 106(6) permits a stockholder of a Bermuda corporation, such as the Company, to petition the Court for a determination of the fair value of the Company’s shares if they are not satisfied with the Transaction Price.

On January 3, 2024, the Company filed a summons to stay the appraisal action pending judgment of the Judicial Committee of the Privy Council in the matter captioned “In re matter of Jardine Strategy Holdings Limited Case No: Civ/2022/14-31.” The summons is still pending before the Supreme Court of Bermuda. In addition, trial in this action has not been set and the outcome remains uncertain. The Company intends to defend this matter vigorously.

The Company is not able at this time to determine or predict the ultimate outcome of these proceedings or provide a reasonable estimate or range of estimates of the possible outcomes or loss, if any, in these matters.

We and our subsidiaries are parties to legal actions from time to time, generally incidental to our and their business. While any litigation or arbitration proceedings include an element of uncertainty, management believes that the resolution of these matters will not materially affect our financial condition or results of operations.
Item 4. Mine Safety Disclosure
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company is an indirect wholly-owned subsidiary of Brookfield Reinsurance and accordingly, there is no established public trading market for its common equity securities. As of December 31, 2023, there is only one record holder of the Company’s common equity securities.
Our dividend policy is determined by our Board and depends, among other factors, upon our earnings, operations, financial condition, capital requirements and general business outlook at the time the policy is considered. The declaration and payment of future dividends will be at the discretion of our Board and will depend upon these aforesaid factors.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion provides an analysis of the Company's financial condition, results of operations and cash flows from management's perspective and should be read in conjunction with the Consolidated Financial Statements and related notes beginning on page F-1. Our objective is to also provide discussion of events and uncertainties known to management that are reasonably likely to cause reported financial information not to be indicative of future operating results or of future financial condition and to offer information that provides understanding of our financial condition, cash flows and results of operations.
Merger
On February 8, 2023, we entered into the Merger Agreement with Brookfield Reinsurance and Merger Sub, a wholly-owned subsidiary of Brookfield Reinsurance. The Merger Agreement provides for the merger of the Merger Sub with and into us, which we refer to as the “Merger,” with us surviving the Merger as an indirect wholly-owned subsidiary of Brookfield Reinsurance.
On November 16, 2023 (“Merger Date”), we completed the Merger, which resulted in a change to the Company’s ownership.
Brookfield Reinsurance elected to push-down its purchase accounting, which resulted in the Company reflecting the fair market value of its assets and liabilities as of the Merger Date, in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The application of push-down accounting created a new basis of accounting for all of our assets and liabilities. As such, the Company’s financial position, results of operations, and cash flows subsequent to the acquisition are not comparable with those prior to November 16, 2023, and therefore have been separated to indicate pre-acquisition and post-acquisition periods. The pre-acquisition period through November 15, 2023 is referred to as the Predecessor period. The post-acquisition period, November 16, 2023 and forward, includes the impact of push-down accounting and is referred to as the Successor period.
As a result, the following discussion regarding the results of operations of the Predecessor Company will compare results from January 1, 2023 through November 15, 2023 against the year ended December 31, 2022. The Successor Company will not be compared to previous periods as it created on a new basis of accounting.
Refer to Note 1, “Business and Significant Accounting Policies” within the Consolidated Financial Statements for additional information regarding the Merger.
For discussion of our results of operations and changes in financial conditions for the year ended December 31, 2022 compared to year ended December 31, 2021 refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended, which was filed with the SEC on March 6, 2023 and such discussion is incorporated herein by reference.
Other Recent Developments

Sale of Argo Underwriting Agency Limited
On February 2, 2023, the Company completed the sale of the entire issued share capital of Argo Underwriting Agency Limited (“AUA”). Refer to the sale of AUA in Note 2, “Recent Acquisitions, Disposals & Other Transactions” for additional information.
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
Consolidated Results of Operations
We reported net income attributable to holders of common stock of $0.9 million for the period November 16, 2023 through December 31, 2023 (Successor). For the period January 1, 2023 through November 15, 2023 (Predecessor), we reported a net loss attributable to holders of common stock of $220.9 million ($6.28 per diluted share of common stock) as compared to a net loss attributable to holders of common stock of $185.7 million ($5.31 per diluted share of common stock) for the year ended December 31, 2022.
The following is a comparison of selected data from our results of operations, as well as book value per share of common stock, for the relevant periods:

	Successor	Predecessor
	Period from	Period from	For the Years Ended December 31,
(in millions)	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	2022	2021
Gross written premiums	$191.2	$1,948.4	$2,848.1	$3,181.2
Net earned premiums	$162.3	$1,225.9	$1,740.4	$1,910.1
Net investment income	28.6	121.3	129.8	187.6
Net investment and other gains (losses):
Net realized investment and other gains (losses)	0.1	(20.4)	(115.9)	72.4
Change in fair value recognized	(0.2)	(0.2)	3.1	(40.4)
Change in allowance for credit losses on fixed maturity securities	(0.2)	(2.1)	(2.5)	0.6
Total net investment and other gains (losses)	(0.3)	(22.7)	(115.3)	32.6
Total revenue	$190.6	$1,324.5	$1,754.9	$2,130.3
Income (loss) before income taxes	$2.2	$(210.1)	$(183.2)	$5.3
Income tax provision (benefit)	1.3	0.3	(8.0)	(1.4)
Net income (loss)	$0.9	$(210.4)	$(175.2)	$6.7
Less: Dividends on preferred shares	—	10.5	10.5	10.5
Net income (loss) attributable to common stockholders	$0.9	$(220.9)	$(185.7)	$(3.8)

GAAP ratios:
Loss ratio	58.0%	85.1%	67.0%	68.8%
Expense ratio (1)	47.6%	34.2%	38.6%	36.8%
Combined ratio	105.6%	119.3%	105.6%	105.6%
(1) The Successor period includes amortization of value of business acquired and other intangible assets related to purchase accounting.

As of
December 31, 2022
Predecessor
Book value per common share	$31.06

The table above includes ratios in accordance with U.S. generally accepted accounting principles (“GAAP”) that we use to measure our profitability. We believe that they enhance an investor’s understanding of our profitability. They are calculated as follows:
•Loss ratio: the ratio of claims and claims expense to premiums earned. Loss ratios include the impact of catastrophe losses.
•Expense ratio: the ratio of underwriting, acquisition and general expenses to premiums earned.
•Combined ratio: the sum of the loss ratio and the expense ratio. The difference between 100% and the combined ratio represents underwriting income (loss) as a percentage of net earned premiums, or underwriting margin (loss).

Non-GAAP Measures
In the following discussion and analysis of our results of operations, we have included certain non-generally accepted accounting principles ("non-GAAP") financial measures. We believe that these non-GAAP measures, specifically current accident year non-catastrophe losses, current accident year non-catastrophe loss ratio and current accident year non-catastrophe combined ratio, which may be defined differently by other companies, explain our results of operations in a manner that allows for an understanding of the underlying trends in our business. However, these measures should not be viewed as a substitute for those determined in accordance with GAAP. Reconciliations of these financial measures to their most directly comparable GAAP measures are included in the tables below.

	Successor		Predecessor
	Period from		Period from		For the Years Ended December 31,
	November 16, 2023 through December 31, 2023		January 1, 2023 through November 15, 2023		2022		2021
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Net earned premiums	$162.3		$1,225.9		$1,740.4		$1,910.1

Losses and loss adjustment expenses, as reported	$94.2	58.0%	$1,043.2	85.1%	$1,166.9	67.0%	$1,314.6	68.8%
Adjustments:
Favorable (unfavorable) prior accident year loss development	—	—%	(267.9)	(21.9)%	(64.7)	(3.7)%	(138.3)	(7.2)%
Catastrophe losses, including COVID-19	—	—%	(28.6)	(2.3)%	(44.0)	(2.5)%	(92.7)	(4.8)%
Current accident year non-catastrophe losses (non-GAAP)	$94.2	58.0%	$746.7	60.9%	$1,058.2	60.8%	$1,083.6	56.8%
Expense ratio (1)		47.6%		34.2%		38.6%		36.8%
Current accident year non-catastrophe combined ratio (non-GAAP)		105.6%		95.1%		99.4%		93.6%
(1) The Successor period includes amortization of value of business acquired and other intangible assets related to purchase accounting.
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

The following table presents our current accident year non-catastrophe losses, current accident year non-catastrophe loss ratio and current accident year non-catastrophe combined ratio adjusted for the one-time cost of the 2022 U.S. LPT transaction:

	Successor		Predecessor
	Period from		Period from		For the Years Ended December 31,
	November 16, 2023 through December 31, 2023		January 1, 2023 through November 15, 2023		2022		2021
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Net earned premiums, as reported	$162.3		$1,225.9		$1,740.4		$1,910.1
Adjustment: Ceded premiums for U.S. LPT	—		—		121.0		—
Earned premiums, post adjustments (non-GAAP)	$162.3		$1,225.9		$1,861.4		$1,910.1

Losses and loss adjustment expenses, as reported	$94.2	58.0%	$1,043.2	85.1%	$1,166.9	62.7%	$1,314.6	68.8%
Adjustments:
Favorable (unfavorable) prior accident year loss development	—	—%	(267.9)	(21.9)%	(64.7)	(3.5)%	(138.3)	(7.2)%
Catastrophe losses, including COVID-19	—	—%	(28.6)	(2.3)%	(44.0)	(2.4)%	(92.7)	(4.8)%
Current accident year non-catastrophe losses (non-GAAP)	$94.2	58.0%	$746.7	60.9%	$1,058.2	56.8%	$1,083.6	56.8%

Underwriting, acquisition and general expenses, as reported (1)	$77.2		$419.0		$670.7		$702.3
Adjustment: U.S. LPT	—	—%	—	—%	(10.5)	(0.6)%	—	—%
Underwriting, acquisition and general expenses, post adjustments (non-GAAP)	$77.2	47.6%	$419.0	34.2%	$660.2	35.5%	$702.3	36.8%
Current accident year non-catastrophe combined ratio (non-GAAP)		105.6%		95.1%		92.3%		93.6%
(1) The Successor period includes amortization of value of business acquired and other intangible assets related to purchase accounting.
Gross Written and Net Earned Premiums
Consolidated gross written and net earned premiums by our four primary insurance lines were as follows:

	Successor		Predecessor
	Period from		Period from		For the Years Ended December 31,
	November 16, 2023 through December 31, 2023		January 1, 2023 through November 15, 2023		2022		2021
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned	Gross Written	Net Earned	Gross Written	Net Earned
Property	$29.4	$21.8	$333.4	$158.8	$405.0	$231.6	$548.1	$282.3
Liability (1)	98.1	84.8	1,000.1	632.4	1,302.0	702.3	1,351.3	804.1
Professional	42.6	33.6	352.8	258.9	619.0	443.9	730.1	463.4
Specialty	21.1	22.1	262.1	175.8	522.1	362.6	551.7	360.3
Total	$191.2	$162.3	$1,948.4	$1,225.9	$2,848.1	$1,740.4	$3,181.2	$1,910.1
(1) Ceded premium in 2022 of $121.0 million for the U.S. LPT has been included in the Liability line to align with the majority of the subject reserves covered under the agreement.
Gross written premiums were $191.2 million for the period November 16, 2023 through December 31, 2023 (Successor).

Gross written premiums decreased $899.7 million, or 31.6%, for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to the year ended December 31, 2022. The decrease in gross written premiums is primarily attributable to the sale of AUA, Argo Seguros, and AGSE as well as businesses we have exited. Additionally, there were reductions in gross written premium in our U.S. operations primarily due to proactive actions taken in certain lines to prioritize improving profitability, partially offset by growth in several other businesses. Remaining decrease is attributable to the shortened Predecessor period.
Consolidated net earned premiums were $162.3 million for the period November 16, 2023 through December 31, 2023 (Successor).
Consolidated net earned premiums decreased $514.5 million, or 29.6%, for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to the year ended December 31, 2022. The decrease is driven by the aforementioned reasons for gross written premiums.
Our gross written and earned premiums are further discussed by reporting segment and major lines of business below under the heading “Segment Results.”
Net Investment Income
Consolidated net investment income was $28.6 million for the period November 16, 2023 through December 31, 2023 (Successor). For the period January 1, 2023 through November 15, 2023 (Predecessor), net investment income decreased $8.5 million, or 6.5%, as compared to the year ended December 31, 2022. The decrease is primarily attributable to the periods compared as a result of the Merger. Overall, compared to 2022, net investment income for the 2023 Predecessor period benefited from higher interest rates, partially offset by a decrease in income from our alternative investment portfolio which includes earnings from both private equity and hedge fund investments.
Total invested assets were $3,481.2 million compared to $3,651.9 million at December 31, 2023 and December 31, 2022, respectively. The decrease of $170.7 million is driven by post Merger push-down accounting. The Company re-classified $747.8 million of short-term investments with maturities of 90 days or less from Short-term investments to Cash, restricted cash and cash equivalents in our Consolidated Balance Sheets. The decrease due to the aforementioned re-classification was offset by an increase to our investments driven by higher interest rates.
Net Investment and Other Gains and Losses
Consolidated net investment and other losses were $0.3 million for the period November 16, 2023 through December 31, 2023 (Successor), and decreased $92.6 million for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to the year ended December 31, 2022. Consolidated net realized investment losses of $22.7 million for the period January 1, 2023 through November 15, 2023, were primarily driven from the sale of AUA, which included $20.3 million of pre-tax realized losses that were previously recognized in accumulated other comprehensive income, resulting in no impact to total stockholders’ equity from this reclassification. The remaining decrease was driven by the transactions during the year ended December 31, 2022, which included consolidated net realized investment losses related to the sale of Argo Seguros and AGSE, of which $31.8 million related to historical foreign currency translation losses which were previously recognized in accumulated other comprehensive income, resulting in no impact to total stockholders’ equity from this reclassification. The Company also recognized $37.6 million of realized losses from the sale of assets transferred to Enstar as part of the U.S. LPT transaction, of which $34.2 million was an impairment recognizing losses that were previously included in accumulated other comprehensive income.
Losses and Loss Adjustment Expense
Consolidated losses and loss adjustment expenses were $94.2 million for the period November 16, 2023 through December 31, 2023 (Successor). The consolidated loss ratio was 58.0% for the period November 16, 2023 through December 31, 2023.
Consolidated losses and loss adjustment expenses decreased $123.7 million, or 10.6%, for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to the year ended December 31, 2022. The consolidated loss ratio was 85.1% for the period January 1, 2023 through November 15, 2023, as compared to 67.0% for the year ended December 31, 2022. The increase in the loss ratio was driven by an increase in net unfavorable prior year development for the period January 1, 2023 through November 15, 2023 as compared to 2022 (18.2 percentage points). Catastrophe losses of $28.6 million for the period January 1, 2023 through November 15, 2023, were attributable to Hawaii wildfires, Tropical Storm Ophelia, Hurricane Idalia, and other U.S. storms. Catastrophe losses of $44.0 million for the year ended December 31, 2022 were attributable to Hurricane Ian, Winter Storm Elliott, the Ukraine/Russia conflict, and other small events.

The following table summarizes the above referenced prior-year loss reserve development for the period January 1, 2023 through November 15, 2023 (Predecessor), with respect to net loss reserves by line of business carried as of December 31, 2022. The net unfavorable prior-year reserve development of $267.9 million is made up of unfavorable prior year reserves development of $246.3 million in U.S. Operations, $21.4 million in International Operations and $0.2 million in Run-off Lines. Our losses and loss adjustment expenses, including the prior-year loss reserve development shown in the following table, are further discussed by reporting segment under the heading “Segment Results” below.

(in millions)	Net Reserves 2022	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2022 Net Reserves
Property	$94.8	$(3.4)	(3.6)%
Liability	1,626.2	170.6	10.5%
Professional	445.3	110.7	24.9%
Specialty	46.8	(10.0)	(21.4)%
Total	$2,213.1	$267.9	12.1%
In determining appropriate reserve levels for the year ended December 31, 2023, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for loss and loss adjustment expenses and record our best estimate. Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data. While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent years, this does not imply that more recent accident years’ reserves also will develop favorably; pricing, reinsurance costs, legal environment, general economic conditions including changes in inflation and many other factors impact our ultimate loss estimates.
Consolidated gross reserves for losses and loss adjustment expenses were $5,544.5 million at December 31, 2023 as compared to $5,051.6 million at December 31, 2022. The increase was primarily driven by net unfavorable prior-year reserve development during the period January 1, 2023 through November 15, 2023 (Predecessor) as compared to year ended 2022 and retroactive reinsurance contracts the Company entered into with AUA subsidiaries. Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.
Underwriting, Acquisition and General Expenses
Consolidated underwriting, acquisition and general expenses were $77.2 million for the period November 16, 2023 through December 31, 2023 (Successor), and decreased $251.7 million, or 37.5%, for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to the year ended December 31, 2022.
The consolidated expense ratio was 47.6% for the period November 16, 2023 through December 31, 2023 (Successor), which includes amortization expense of value of business acquired (“VOBA”) and other intangible assets. The consolidated expense ratio decreased 4.4% to 34.2% for the period January 1, 2023 through November 15, 2023, as compared to 38.6% the year ended December 31, 2022. This decrease is primarily driven by the change in business mix resulting from the sale of AUA, Argo Seguros and our Malta operations.
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
Non-operating expenses were $13.1 million for the period November 16, 2023 through December 31, 2023 (Successor), $41.1 million, for the period January 1, 2023 through November 15, 2023 (Predecessor), $51.5 million for the year ended December 31, 2022.

For the period January 1, 2023 through November 15, 2023, our non-operating expenses consisted primarily of advisory and legal fees related to the Merger of the Company with Brookfield Reinsurance. For the year ended December 31, 2022, our non-operating expenses consisted primarily of advisory fees driven by the exploration of the Company’s strategic alternatives announced in the second quarter of 2022 and the contested proxy process.
Interest Expense
Consolidated interest expense increased $3.0 million, or 11.2%, to $29.8 million for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to the year ended December 31, 2022. The year-over-year increase was primarily attributable to higher short-term interest rates in 2023.
Foreign Currency Exchange Gain (Loss)
Consolidated foreign currency exchange loss was $0.6 million for the period November 16, 2023 through December 31, 2023 (Successor), $1.8 million for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to a $5.0 million foreign currency exchange gain the year ended December 31, 2022. The changes in the foreign currency exchange gains were due to fluctuations of the U.S. Dollar, on a weighted average basis, against the Canadian Dollar, Euro and the British Pound as well as disposal of several businesses transacting in foreign currencies.
Impairment of Goodwill and Intangible Assets
As a result of the announced sale of Argo Underwriting Agency Limited and its Lloyd’s Syndicate 1200, an estimated fair value was established for Syndicate 1200 that was below its carrying value. As such, we recorded a $28.5 million impairment charge in the third quarter of 2022, consisting of $17.3 million of indefinite lived intangible assets and $11.2 million of goodwill. There were no such impairments for the period January 1, 2023 through November 15, 2023 (Predecessor).
Income Tax Provision
The consolidated income tax provision represents the income tax expense or benefit associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the consolidated provision for income taxes represents taxes on net income for our Ireland, Italy, U.K. and U.S. operations. The consolidated provision for income taxes was $0.3 million for the period January 1, 2023 through November 15, 2023 (Predecessor), compared to a benefit of $8.0 million for the year ended December 31, 2022. The consolidated effective tax rates were 0.1% and 4.3% for the period January 1, 2023 through November 15, 2023 (Predecessor), and year ended December 31, 2022, respectively. The primary driver for the fluctuation in the effective tax rate was a Base Erosion and Anti-Abuse Tax Liability incurred as the result of our U.S. operations entering into a loss portfolio transfer with a Bermuda related party. This liability was ultimately reversed through purchase accounting, however the impact was recorded in our income tax provision through the period ending November 15, 2023. Additionally, non-deductible compensation under Internal Revenue Code Section 162(m) also contributed to a variance in our effective tax rate. Excluding the Base Erosion and Anti-Abuse Tax Liability and non-deductible compensation adjustments, the effective tax rate for the period ending November 30, 2023 was more aligned with statutory tax rates.
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
U.S. Operations
The following table summarizes the results of operations for the U.S. Operations segment:

	Successor	Predecessor
	Period from	Period from	For the Years Ended December 31,
(in millions)	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	2022	2021
Gross written premiums	$166.6	$1,578.8	$1,940.6	$2,069.4
Net earned premiums	$147.2	$1,101.6	$1,209.0	$1,283.7
Losses and loss adjustment expenses	81.7	935.1	870.1	908.2
Underwriting, acquisition and general expenses	68.6	369.6	432.8	419.3
Underwriting income (loss) (non-GAAP)	(3.1)	(203.1)	(93.9)	(43.8)
Net investment income	23.5	99.9	88.4	119.4
Interest expense	2.9	24.5	17.5	14.1
Fee and other expense (income), net	0.2	(0.2)	(0.1)	0.4
Income (loss) before income taxes	$17.3	$(127.5)	$(22.9)	$61.1

GAAP ratios:
Loss ratio	55.5%	84.9%	72.0%	70.7%
Expense ratio (1)	46.6%	33.5%	35.8%	32.7%
Combined ratio	102.1%	118.4%	107.8%	103.4%
(1) The Successor period includes amortization of value of business acquired and other intangible assets related to purchase accounting.
The table above includes underwriting income (loss) which is an internal performance measure that we use to measure our insurance profitability. We believe underwriting income (loss) enhances an investor’s understanding of insurance operations profitability. Underwriting income (loss) is calculated as earned premiums less losses and loss adjustment expenses less underwriting, acquisition and general expenses. Although underwriting income (loss) does not replace net income (loss) computed in accordance with GAAP as a measure of profitability, management uses underwriting income (loss) to focus our reporting segments on generating operating income.
The following table contains a reconciliation of certain non-GAAP financial measures, specifically the current accident year non-catastrophe losses, current accident year non-catastrophe loss ratio and current accident year non-catastrophe combined ratio, to their most directly comparable GAAP measures for our U.S. Operations.

	Successor		Predecessor
	Period from		Period from		For the Years Ended December 31,
	November 16, 2023 through December 31, 2023		January 1, 2023 through November 15, 2023		2022		2021
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Net earned premiums	$147.2		$1,101.6		$1,209.0		$1,283.7

Losses and loss adjustment expenses, as reported	$81.7	55.5%	$935.1	84.9%	$870.1	72.0%	$908.2	70.7%
Adjustments:
Favorable (unfavorable) prior accident year loss development	—	—%	(246.3)	(22.4)%	(64.5)	(5.3)%	(120.9)	(9.4)%
Catastrophe losses, including COVID-19	—	—%	(20.2)	(1.8)%	(13.2)	(1.1)%	(36.1)	(2.8)%
Current accident year non-catastrophe losses (non-GAAP)	$81.7	55.5%	$668.6	60.7%	$792.4	65.6%	$751.2	58.5%
Expense ratio (1)		46.6%		33.5%		35.8%		32.7%
Current accident year non-catastrophe combined ratio (non-GAAP)		102.1%		94.2%		101.4%		91.2%
(1) The Successor period includes amortization of value of business acquired and other intangible assets related to purchase accounting.

The following table presents our current accident year non-catastrophe losses, current accident year non-catastrophe loss ratio and current accident year non-catastrophe combined ratio adjusted for the one-time cost for the 2022 U.S. LPT transaction:

	Successor		Predecessor
	Period from		Period from		For the Years Ended December 31,
	November 16, 2023 through December 31, 2023		January 1, 2023 through November 15, 2023		2022		2021
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Net earned premiums, as reported	$147.2		$1,101.6		$1,209.0		$1,283.7
Adjustment: Ceded premiums for U.S. LPT	—		—		121.0		—
Earned premiums, post adjustments (non-GAAP)	$147.2		$1,101.6		$1,330.0		$1,283.7

Losses and loss adjustment expenses, as reported	$81.7	55.5%	$935.1	84.9%	$870.1	65.4%	$908.2	70.7%
Adjustments:
Favorable (unfavorable) prior accident year loss development	—	—%	(246.3)	(22.4)%	(64.5)	(4.8)%	(120.9)	(9.4)%
Catastrophe losses, including COVID-19	—	—%	(20.2)	(1.8)%	(13.2)	(1.0)%	(36.1)	(2.8)%
Current accident year non-catastrophe losses (non-GAAP)	$81.7	55.5%	$668.6	60.7%	$792.4	59.6%	$751.2	58.5%

Underwriting, acquisition and general expenses, as reported (1)	$68.6		$369.6		$432.8		$419.3
Adjustment: U.S. LPT	—	—%	—	—%	(10.5)	(0.8)%	—	—%
Underwriting, acquisition and general expenses, post adjustments (non-GAAP)		46.6%	$369.6	33.6%	$422.3	31.8%	$419.3	32.7%
Current accident year non-catastrophe combined ratio (non-GAAP)		102.1%		94.3%		91.4%		91.2%
(1) The Successor period includes amortization of value of business acquired and other intangible assets related to purchase accounting.

Gross Written and Net Earned Premiums
Gross written and net earned premiums by our four primary insurance lines were as follows:

	Successor		Predecessor
	Period from		Period from		For the Years Ended December 31,
	November 16, 2023 through December 31, 2023		January 1, 2023 through November 15, 2023		2022		2021
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned	Gross Written	Net Earned	Gross Written	Net Earned
Property	$21.1	$14.9	$208.9	$123.8	$214.3	$148.8	$253.0	$149.9
Liability (1)	86.5	81.3	898.3	602.0	1,073.7	576.7	1,093.6	672.8
Professional	37.9	30.9	279.5	227.2	410.5	310.0	504.1	315.1
Specialty	21.1	20.1	192.1	148.6	242.1	173.5	218.7	145.9
Total	$166.6	$147.2	$1,578.8	$1,101.6	$1,940.6	$1,209.0	$2,069.4	$1,283.7
(1) In 2022, ceded premium of $121.0 million for the U.S. LPT has been included in the Liability line to align with the majority of the subject reserves covered under the agreement.
Property
Gross written premiums for property decreased $5.4 million, or 2.5%, for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to the year ended December 31, 2022 primarily as a result of the shortened Predecessor period as compared to a full year of results in 2022. The decrease in net earned premiums for the period January 1, 2023 through November 15, 2023, compared to the year ended December 31, 2022 was mainly attributed to the shortened Predecessor period coupled with the sale of the contract binding and excess and surplus property businesses in 2021 partially offset by growth in the inland marine business.
Liability
Gross written premiums for liability decreased $175.4 million, or 16.3%, for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to the year ended December 31, 2022. The decrease was mainly from reductions in the construction business unit and delegated authority programs, partially offset by growth in environmental, casualty, and workers’ compensation lines. Net earned premiums increased for the period January 1, 2023 through November 15, 2023, as compared to the year ended December 31, 2022. The increase was primarily due to ceded premium of $121.0 million for the U.S. LPT during the fourth quarter of 2022.
Professional
Gross written premiums for professional lines decreased $131.0 million, or 31.9%, for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to the year ended December 31, 2022. The primary decrease is due to lower production in management liability and errors and omission lines, and delegated authority programs, as well as increased competition. The decrease in net earned premium for the period January 1, 2023 through November 15, 2023, as compared to the year ended December 31, 2022, was also due to the reduced production from the lines noted above.
Specialty
Gross written premiums decreased $50.0 million or 20.7%, for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to the year ended December 31, 2022. The decrease was driven by surety, partially offset by an increase in fronted programs. The decrease in net earned premiums for the period January 1, 2023 through November 15, 2023, as compared to the year ended December 31, 2022, was primarily a result of the shortened Predecessor period coupled with a decrease in surety lines, partially offset by an increase in delegated authority programs.
Loss and Loss Adjustment Expenses
Loss and loss adjustment expenses were $935.1 million and $870.1 million for the period January 1, 2023 through November 15, 2023 (Predecessor), and year ended December 31, 2022, respectively. The loss ratios for the period January 1, 2023 through November 15, 2023, and year ended December 31, 2022, were 84.9% and 72.0%, respectively. The higher loss ratio in 2023 was driven by increased net unfavorable prior-year reserve development versus 2022 (17.1 percentage points increase), an increase in catastrophe losses (0.7 percentage point increase), partially offset by a decrease in the current accident year non-catastrophe loss ratio (4.9 percentage point decrease).

The current accident year non-catastrophe loss ratios for the period January 1, 2023 through November 15, 2023 (Predecessor), and year ended December 31, 2022, were 60.7% and 65.6%, respectively. The current accident year non-catastrophe loss ratio for the year ended December 31, 2022 included 6.0 percentage points from the one-time cost for the 2022 U.S. LPT transaction. Excluding that impact, the current accident year non-catastrophe loss ratio for the period January 1, 2023 through November 15, 2023 (Predecessor), was 1.5 percentage points higher than the year ended December 31, 2022, driven by a large loss and the impact of rate decreases in professional lines and expectations of claims inflation given current macro-economic conditions, partially offset by improved results in property lines.
Net unfavorable prior-year reserve development included in the income statement, for the period January 1, 2023 through November 15, 2023 (Predecessor), was $246.3 million (22.4 percentage points). The net unfavorable prior-year reserve development for the period January 1, 2023 through November 15, 2023, primarily related to liability lines and professional lines partially offset by favorable development in specialty lines. The liability lines movement was driven by actual losses greater than expected, including the impact of large claims, and was largely due to business we have exited. The unfavorable liability lines development from ongoing businesses was driven by accident years 2020 and prior with the biggest movements in our Environmental and delegated authority programs businesses. The professional lines movement was driven by large management liability claims primarily impacting accident years 2019 through 2021 and errors and omissions business driven by actual losses greater than expected primarily impacting accident years 2020 and 2021.
The net unfavorable prior-year reserve development, for the year ended December 31, 2022 was $64.5 million (5.3 percentage points), The net unfavorable prior-year reserve development for the year ended December 31, 2022 was due to liability lines partially offset by favorable development in specialty lines.
Catastrophe losses for the period January 1, 2023 through November 15, 2023 (Predecessor) were $20.2 million (1.8 percentage points) and were mainly attributable to Tropical Storm Ophelia, Hurricane Idalia, and other U.S. storms. Catastrophe losses for the year ended December 31, 2022 were $13.2 million (1.1 percentage points) and were mainly attributable to Hurricane Ian, Winter Storm Elliott, and other U.S. storms.
Underwriting, Acquisition and General Expenses
Underwriting, acquisition and general expenses were $369.6 million for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to $432.8 million for the year ended December 31, 2022. The expense ratio decreased to 33.5% for the period January 1, 2023 through November 15, 2023, as compared to 35.8% for the year ended December 31, 2022. The improvement in the ratio was mainly due to the decrease in expenses outpacing the decrease in net earned premium.

International Operations
The following table summarizes the results of operations for the International Operations segment:

	Successor	Predecessor
	Period from	Period from	For the Years Ended December 31,
(in millions)	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	2022	2021
Gross written premiums	$24.4	$369.4	$906.7	$1,111.0
Net earned premiums	$14.9	$124.0	$530.5	$625.8
Losses and loss adjustment expenses	12.0	105.5	293.9	362.1
Underwriting, acquisition and general expenses	6.3	26.0	205.3	246.3
Underwriting income (loss) (non-GAAP)	(3.4)	(7.5)	31.3	17.4
Net investment income	4.4	18.7	39.1	50.6
Interest expense	0.5	4.6	7.8	5.6
Fee and other expense (income), net	(0.4)	(0.1)	(1.2)	(1.7)
Income (loss) before income taxes	$0.9	$6.7	$63.8	$64.1

GAAP ratios:
Loss ratio	80.5%	85.1%	55.4%	57.9%
Expense ratio (1)	42.3%	20.9%	38.7%	39.3%
Combined ratio	122.8%	106.0%	94.1%	97.2%
(1) The Successor period includes amortization of value of business acquired and other intangible assets related to purchase accounting.
The following table contains a reconciliation of certain non-GAAP financial measures, specifically the current accident year non-catastrophe losses, current accident year non-catastrophe loss ratio and current accident year non-catastrophe combined ratio, to their most directly comparable GAAP measures for our International Operations.

	Successor		Predecessor
	Period from		Period from		For the Years Ended December 31,
	November 16, 2023 through December 31, 2023		January 1, 2023 through November 15, 2023		2022		2021
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Net earned premiums	$14.9		$124.0		$530.5		$625.8

Losses and loss adjustment expenses, as reported	$12.0	80.5%	$105.5	85.1%	$293.9	55.4%	$362.1	57.9%
Adjustments:
Favorable (unfavorable) prior accident year loss development	—	—%	(21.4)	(17.3)%	2.7	0.5%	26.9	4.3%
Catastrophe losses, including COVID-19	—	—%	(8.4)	(6.8)%	(30.8)	(5.8)%	(56.6)	(9.1)%
Current accident year non-catastrophe losses (non-GAAP)	$12.0	80.5%	$75.7	61.0%	$265.8	50.1%	$332.4	53.1%
Expense ratio (1)		42.3%		20.9%		38.7%		39.3%
Current accident year non-catastrophe combined ratio (non-GAAP)		122.8%		81.9%		88.8%		92.4%
(1) The Successor period includes amortization of value of business acquired and other intangible assets related to purchase accounting.

Gross Written and Net Earned Premiums
Gross written and net earned premiums by our four primary insurance lines were as follows:

	Successor		Predecessor
	Period from		Period from		For the Years Ended December 31,
	November 16, 2023 through December 31, 2023		January 1, 2023 through November 15, 2023		2022		2021
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned	Gross Written	Net Earned	Gross Written	Net Earned
Property	$8.1	$6.9	$124.3	$34.7	$190.7	$82.8	$295.1	$132.4
Liability	11.5	3.3	101.8	30.3	227.5	124.7	256.8	130.7
Professional	4.8	2.7	73.3	31.7	208.5	133.9	226.0	148.3
Specialty	—	2.0	70.0	27.3	280.0	189.1	333.1	214.4
Total	$24.4	$14.9	$369.4	$124.0	$906.7	$530.5	$1,111.0	$625.8
Property
Gross written premiums for property decreased $66.4 million, or 34.8%, for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to the year ended December 31, 2022. The decrease in gross written premiums was primarily due to the sale of AUA, which was partially offset by growth in our Bermuda operations which was driven mainly by favorable rate increases. Net earned premiums for property decreased for the period January 1, 2023 through November 15, 2023, as compared to the year ended December 31, 2022, mainly driven by the sale of AUA.
Liability
Gross written premiums for liability decreased $125.7 million, or 55.3%, for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to the year ended December 31, 2022. The reduction in gross written premiums was primarily due to the sales of AUA and Argo Seguros which were partially offset by growth in Bermuda as a result of favorable rate increases and new business. Net earned premiums decreased for the period January 1, 2023 through November 15, 2023, as compared to the year ended December 31, 2022 for the aforementioned sales of AUA and Argo Seguros.
Professional
Gross written premiums for professional lines decreased $135.2 million, or 64.8%, for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to the year ended December 31, 2022. The decrease in gross written premiums was primarily driven by the sale of AUA. The decrease in net earned premiums for the period January 1, 2023 through November 15, 2023, as compared to the year ended December 31, 2022 was mainly due to the aforementioned reason.
Specialty
Gross written premiums decreased $210.0 million, or 75.0%, for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to the year ended December 31, 2022. The decrease in gross written premiums was primarily driven by the sales of AUA and Argo Seguros. The decrease in net earned premiums for the period January 1, 2023 through November 15, 2023, as compared to the year ended December 31, 2022 was mainly driven by the sales of AUA and Argos Seguros.
Loss and Loss Adjustment Expenses
Loss and loss adjustment expenses were $105.5 million and $293.9 million for the period January 1, 2023 through November 15, 2023 (Predecessor), and year ended December 31, 2022, respectively. The loss ratios for the period January 1, 2023 through November 15, 2023, and year ended December 31, 2022, were 85.1% and 55.4%, respectively. The increase in the loss ratio was driven by net unfavorable prior-year reserve development in 2023 versus net favorable prior-year reserve development in 2022 (17.8 percentage point increase), an increase in the current accident year non-catastrophe loss ratio (10.9 percentage point increase), and an increase in catastrophe losses (1.0 percentage point increase).
The current accident year non-catastrophe loss ratios for the year ended December 31, 2023 and year ended December 31, 2022, were 61.0% and 50.1%, respectively. The loss ratio for the year ended December 31, 2023, includes a different mix of business from 2022 due to the dispositions of various businesses driven by the sale of AUA.

Net unfavorable prior-year reserve development for the period January 1, 2023 through November 15, 2023 (Predecessor), was $21.4 million (17.3 percentage points) related to professional, property, and liability lines in our Bermuda operations partially offset by favorable development in runoff Reinsurance lines. The unfavorable prior-year reserve development in our Bermuda operations was driven by reevaluations of large claims based on new information that emerged during the year including proposed settlements and estimated costs. The property movement included losses associated with catastrophes.
The net favorable prior-year reserve development for the year ended December 31, 2022 was $2.7 million (0.5 percentage points) and primarily related to favorable development in liability and specialty lines, partially offset by unfavorable development from professional lines development included large claim movements in Argo Insurance Bermuda.
Catastrophe losses for the period from January 1, 2023 through November 15, 2023 (Predecessor), was $8.4 million (6.8 percentage points) due to Hawaii wildfires, Hurricane Idalia, Tropical Storm Ophelia and other U.S. storms. Catastrophe losses for the year ended December 31, 2022 were $30.8 million (5.8 percentage points) due to Hurricane Ian, Winter storm Elliott, and the Ukraine-Russia conflict.
Underwriting, Acquisition and General Expenses
Underwriting, acquisition and general expenses decreased to $26.0 million for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to $205.3 million for the year ended December 31, 2022. The expense ratio decreased to 20.9% for the period January 1, 2023 through November 15, 2023, as compared to 38.7% for the year ended December 31, 2022. The acquisition expense amount and ratio decrease are driven by the sale of AUA as well as reduced expenses incurred from business lines we have exited.
Run-off Lines
The following table summarizes the results of operations for the Run-off Lines segment:

	Successor	Predecessor
	Period from	Period from	For the Years Ended December 31,
(in millions)	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	2022	2021
Net earned premiums	$0.2	$0.3	$0.9	$0.6
Losses and loss adjustment expenses	0.5	2.6	2.9	44.3
Underwriting, acquisition and general expenses	0.4	0.9	1.6	1.0
Underwriting income (loss)	(0.7)	(3.2)	(3.6)	(44.7)
Net investment income	0.7	2.7	2.3	3.6
Interest expense	0.1	0.7	0.5	0.4
(Loss) income before income taxes	$(0.1)	$(1.2)	$(1.8)	$(41.5)
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
Argonaut assumed risk as a reinsurer, primarily for the period 1970 to 1975, a portion of which was assumed from the London market. Argonaut also reinsured risks on policies written by domestic carriers. Such reinsurance typically provided coverage for limits attaching at a relatively high level, which are payable only after other layers of reinsurance are exhausted. Some of the claims now being filed on policies reinsured by Argonaut are on behalf of claimants who may have been exposed at some time to asbestos incorporated into buildings they occupied, but have no apparent medical problems resulting from such exposure. Additionally, lawsuits are being brought against businesses that were not directly involved in the manufacture or installation of materials containing asbestos. We believe that a significant portion of claims generated out of this population of claimants may result in incurred losses generally lower than the asbestos claims filed over the past decade and could be below the attachment level of Argonaut.

Losses and Loss Adjustment Expenses
The following table represents a roll forward of total gross and net loss reserves for the asbestos and environmental exposures in our Run-off Lines, along with the ending balances of all other reserves within Run-off Lines. Amounts in the net column are reduced by reinsurance recoverables.

	Successor		Predecessor
	Period from		Period from		For the Years Ended December 31,
	November 16, 2023 through December 31, 2023		January 1, 2023 through November 15, 2023		2022		2021
(in millions)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$60.2	$51.5	$65.5	$55.9	$63.8	$54.6	$59.3	$50.7
Incurred losses	1.7	1.0	12.2	7.3	13.2	10.5	17.4	14.7
Losses paid	(2.5)	(1.7)	(17.5)	(11.7)	(11.5)	(9.2)	(12.9)	(10.8)
Loss reserves - asbestos and environmental, end of period	59.4	50.8	60.2	51.5	65.5	55.9	63.8	54.6
Risk-management reserves	119.0	79.4	137.4	86.1	144.6	91.5	162.6	99.2
Run-off reinsurance reserves	0.4	0.4	0.4	0.4	0.4	0.4	0.5	0.5
Other run-off lines	17.3	12.5	6.7	6.6	22.6	15.5	34.3	24.5
Total loss reserves - Run-off Lines	$196.1	$143.1	$204.7	$144.6	$233.1	$163.3	$261.2	$178.8
Losses and loss adjustment expenses for the period January 1, 2023 through November 15, 2023 (Predecessor), included $0.2 million of net unfavorable loss reserve development on prior accident years. The unfavorable prior year loss development was due to $7.5 million in asbestos and environmental lines partially offset by $7.3 million net favorable loss reserve development in risk-management business and run-off liability losses excluding asbestos and environmental. The increase in asbestos and environmental was driven by a large asbestos settlement and changes in estimates on individual asbestos and environmental claims. The decrease in risk-management business was due to workers compensation actual incurred losses lower than expected.
Loss and loss adjustment expenses for the year ended December 31, 2022, included $2.9 million of net unfavorable loss reserve development on prior accident years. The unfavorable prior year loss development was due to $10.5 million in asbestos and environmental lines partially offset by $8.3 million net favorable loss reserve development in run-off liability losses excluding asbestos and environmental. The movement on asbestos and environmental lines was due to higher than expected loss activity and movement on large claims alleging environmental losses. The movement on liability exposures excluding asbestos and environmental was due to analysis of individual claims.

The following table represents the components of gross loss reserves for the Run-off Lines:

	Successor	Predecessor
	As of	For the Years Ended December 31,
(in millions)	December 31, 2023	2022	2021
Asbestos:
Direct
Case reserves	$2.9	$3.2	$3.0
Unallocated loss adjustment expense	0.5	0.5	0.5
Incurred but not reported	14.3	17.4	19.9
Total direct written reserves	17.7	21.1	23.4
Assumed domestic
Case reserves	7.6	6.8	7.4
Unallocated loss adjustment expense	0.8	0.8	0.8
Incurred but not reported	11.6	13.0	11.9
Total assumed domestic reserves	20.0	20.6	20.1
Assumed London
Case reserves	2.8	2.4	2.1
Incurred but not reported	0.1	2.6	2.3
Total assumed London reserves	2.9	5.0	4.4
Total asbestos reserves	40.6	46.7	47.9
Environmental reserves	18.8	18.8	15.9
Risk-management reserves	119.0	144.6	162.6
Run-off reinsurance reserves	0.4	0.4	0.5
Other run-off lines	17.3	22.6	34.3
Total loss reserves - Run-off Lines	$196.1	$233.1	$261.2
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
Underwriting, Acquisition and General Expenses
Underwriting, acquisition and general expenses for the Run-off Lines segment consists primarily of administrative expenses.

Liquidity and Capital Resources
Our insurance and reinsurance subsidiaries require liquidity and adequate capital to meet ongoing obligations to policyholders and claimants and fund operating expenses. For the period November 16, 2023 through December 31, 2023 (Successor) and January 1, 2023 through November 15, 2023 (Predecessor), the cash flow provided by operations was $16.9 million and $293.7 million, respectively. We believe our liquidity generated from operations and, if required, from our investment portfolio, will be sufficient to meet our obligations for at least the next 12 months. We believe we have access to various sources of liquidity including cash, investments and the ability to borrow under our revolving credit facility.
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
Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the period November 16, 2023 through December 31, 2023 (Successor), January 1, 2023 through November 15, 2023 (Predecessor), and year ended December 31, 2022, cash provided by operating activities was $16.9 million, $293.7 million and $53.2 million, respectively. The increase in cash flows provided by operating activities in 2023 Predecessor period compared to 2022 was attributable to various fluctuations within our operating activities, and primarily related to the timing of reinsurance payments and recoveries, claim payments and premium cash receipts in the respective periods.
For the period November 16, 2023 through December 31, 2023 (Successor), net cash provided by investing activities was $61.8 million. For the period January 1, 2023 through November 15, 2023 (Predecessor) and year ended December 31, 2022, net cash used in investing activities was $359.7 million and $26.6 million, respectively. Net cash used in investing activities in 2023 Predecessor period compared to 2022 was mainly the result of purchases of short-term investments. Additionally, in the 2023 Predecessor period, we received $63.8 million in net cash from the sale of AUA.
For the period January 1, 2023 through November 15, 2023 (Predecessor) and year ended December 31, 2022, net cash used in financing activities was $9.5 million and $52.1 million, respectively, driven by dividends to our stockholders. There were no financing activities for the period November 16, 2023 through December 31, 2023 (Successor).
We invest excess cash in a variety of investment securities. As of December 31, 2023, our investment portfolio consisted of 74.3% fixed maturities, 4.2% commercial mortgage loans, 0.3% equity securities, 8.9% other investments 12.3% short-term investments (based on fair value) compared to 73.3% fixed maturities, 4.3% commercial mortgage loans, 1.2% equity securities, 8.9% other investments and 12.3% short-term investments as of December 31, 2022. We classify the majority of our investment portfolio as available-for-sale; resulting in these investments being reported at fair market value with unrealized gains and losses, net of tax, being reported as a component of stockholders’ equity. At December 31, 2023, no investments were designated as trading. No issuer (excluding United States Government and United States Governmental agencies) of fixed maturity or equity securities represents more than 4.2% of stockholders’ equity at December 31, 2023.

Reinsurance and Collateral Held by Argo Group
We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position. Increases in the costs of this program, or the failure of our reinsurers to meet their obligations in a timely fashion, may have a negative impact on liquidity.
Under certain insurance programs (i.e., large deductible programs and surety bonds) and various reinsurance agreements, collateral and letters of credit (“LOCs”) are held for our benefit to secure performance of insureds and reinsurers in meeting their obligations. At December 31, 2023, the amount of such collateral and LOCs held under insurance and reinsurance agreements was $797.7 million and $1,212.2 million respectively. Collateral can also be provided in the form of trust accounts. As we are the beneficiary of these trust accounts only to secure future performance, these amounts are not reflected in our Consolidated Balance Sheets. Collateral provided by an insured or reinsurer may exceed or fall below the amount of their total outstanding obligation.
On November 9, 2022, the Company closed on the U.S. LPT with Enstar covering a majority of the Company’s U.S. casualty insurance reserves, including construction, for accident years 2011 to 2019. On the closing date, the Company transferred cash and investments to Enstar, a portion of which was deposited into a trust established to secure Enstar’s claim payment obligation to the Company. As such, our reinsurance recoverable with Enstar is fully collateralized.
LOCs have been filed with Lloyd’s by trade capital providers as part of the terms of whole account quota share reinsurance contracts entered into by the trade capital providers. In the event such LOCs are funded, the outstanding balance would be the responsibility of the trade capital providers. The Company sold its AUA business in February 2023.
There were no write-offs for uncollectible reinsurance for the period November 16, 2023 through December 31, 2023 (Successor), January 1, 2023 through November 15, 2023 (Predecessor), and for the year ended December 31, 2022 (Predecessor).
Holding Company and Intercompany Dividends
Argo Group and its other non-insurance company subsidiaries are dependent on dividends and other permitted payments from their insurance subsidiaries in order to pay cash dividends to their stockholders, for debt service and for their operating expenses. The ability of our insurance subsidiaries to pay dividends is subject to certain restrictions imposed by the jurisdictions of domicile that regulate these subsidiaries and each jurisdiction has calculations for the amount of dividends that our subsidiary can pay without the approval of the insurance regulator.
Argo Re is the primary direct subsidiary of Argo Group International Holdings, Inc. and is subject to Bermuda insurance laws. Argo Ireland is indirectly owned by Argo Re and is a mid-level holding company subject to Irish laws, and its primary subsidiary is Argo Group US, Inc. Argo Group US, Inc. is a mid-level holding company subject to Delaware laws. Argo Group US, Inc. is the parent of all of our U.S. insurance subsidiaries.
The payment of dividends by Argo Re is limited under Bermuda insurance laws which require Argo Re to maintain certain measures of solvency and liquidity. As of December 31, 2023, the statutory capital and surplus of Argo Re was $1,150.6 million, and the amount required to be maintained was $106.6 million, thereby allowing Argo Re the potential to pay dividends or capital distributions within the parameters of the solvency and liquidity margins. We believe that the dividend and capital distribution capacity of Argo Re will provide us with sufficient liquidity to meet the operating and debt service commitments, as well as other obligations.
During 2023, Argo Re did not pay any cash dividends to Argo Group International Holdings, Inc.
During 2023, Argo Group US, Inc. received a dividend of $21.3 million from Rockwood.
During 2024, Argo Group US, Inc. may be permitted to receive dividends from Argonaut up to $120.7 million without prior approval from the Illinois Division of Insurance. Argo Group U.S, Inc. may be permitted to receive dividends from Rockwood of up to $25.0 million with prior approval from the Pennsylvania Department of Insurance during2024. Business and regulatory considerations may impact the amount of dividends actually paid and prior approval of dividend payments may be required.

Revolving Credit Facility and Term Loan
On November 2, 2018, each of Argo Group, Argo Group US, Inc., Argo International Holdings Limited (“AIH”), and AUA, collectively (the “Borrowers”) entered into a $325 million credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement includes a one-time borrowing of $125 million for a term loan (the “Term Loan”), and a $200 million revolving credit facility. The Company used most of the net proceeds from the Preferred Stock Offering (as defined in Note 11, “Stockholders’ Equity” of Argo Group’s 2022 Form 10-K) to pay off the Term Loan in September 2020. The Credit Agreement was subsequently amended to increase the revolving credit facility amount to $220 million, and to provide the removal of AIH and AUA as Borrowers upon the sale of AIH and AUA, which occurred on February 2, 2023.
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
Senior Notes
In September 2012, Argo Group (the “Parent Guarantor”), through its subsidiary Argo Group US (the “Subsidiary Issuer”), issued $143.8 million aggregate principal amount of the Subsidiary Issuer’s 6.5% Senior Notes due September 15, 2042 (the “Notes”). The Notes are unsecured and unsubordinated obligations of the Subsidiary Issuer and rank equally in right of payment with all of the Subsidiary Issuer’s other unsecured and unsubordinated debt. The Notes are guaranteed on a full and unconditional senior unsecured basis by the Parent Guarantor. The Notes may be redeemed, for cash, in whole or in part at the Subsidiary Issuer’s option, at any time and from time to time, prior to maturity at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date.
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

A summary of our outstanding junior subordinated debentures at December 31, 2023 is presented below:

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at December 31, 2023	Par Amount
Argo Group
5/15/2003	PXRE Capital Statutory Trust II	5/15/2033	3M SOFR + TSA + 4.10%	9.74%	$18.0
11/6/2003	PXRE Capital Trust VI	9/30/2033	3M SOFR + TSA + 3.90%	9.49%	10.3
Argo Group US
5/15/2003	Argonaut Group Statutory Trust I	5/15/2033	3M SOFR + TSA + 4.10%	9.74%	15.5
12/16/2003	Argonaut Group Statutory Trust III	1/8/2034	3M SOFR + TSA + 4.10%	9.76%	12.3
4/29/2004	Argonaut Group Statutory Trust IV	4/29/2034	3M SOFR + TSA + 3.85%	9.49%	13.4
5/26/2004	Argonaut Group Statutory Trust V	5/24/2034	3M SOFR + TSA + 3.85%	9.49%	12.4
5/12/2004	Argonaut Group Statutory Trust VI	6/17/2034	3M SOFR + TSA + 3.80%	9.47%	13.4
9/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M SOFR + TSA + 3.60%	9.25%	15.5
9/22/2004	Argonaut Group Statutory Trust VIII	9/22/2034	3M SOFR + TSA + 3.55%	9.18%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M SOFR + TSA + 3.60%	9.25%	15.5
9/15/2005	Argonaut Group Statutory Trust X	9/15/2035	3M SOFR + TSA + 3.40%	9.05%	30.9
	Less: fair value adjustment				(11.9)
	Total Outstanding				$160.8
Subordinated Debentures
Unsecured junior subordinated debentures with a principal balance of $91.8 million were assumed through the February 2017 acquisition of Maybrooke Holdings, S.A. (“the acquired debt”). The acquired debt is carried on our Consolidated Balance Sheets at $80.4 million, which represents the debt’s fair value at the Merger Date plus accumulated accretion of discount to par value, as required by accounting for business combinations under ASC 805. At December 31, 2023, the acquired debt was eligible for redemption at par. Interest accrues on the acquired debt based on a variable rate, which is reset quarterly. Interest payments are payable quarterly. A summary of the terms of the acquired debt outstanding at December 31, 2023 is presented below:

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2023	Principal at December 31, 2023	Carrying Value at December 31, 2023
9/13/2007	9/15/2037	3M SOFR + TSA + 3.15%	8.79%	$91.8	$80.4
Letter of Credit Facilities - Argo Re
Argo Re may be required to secure its obligations under various reinsurance contracts in certain circumstances. In order to satisfy these requirements, Argo Re has entered into one committed and two uncommitted secured bilateral LOC facilities with commercial banks and generally uses these facilities to issue LOCs in support of non-admitted reinsurance obligations in the U.S. and other jurisdictions. The committed LOC facility has a term of one year and includes customary conditions and event of default provisions. The issuance of LOCs using the uncommitted LOC facilities is at the discretion of the lenders. The availability of letters of credit under these secured facilities are subject to a borrowing base requirement, determined on the basis of specified percentages of the market value of eligible categories of securities pledged to the lender. On December 31, 2023, committed and uncommitted LOC facilities totaled $165 million.
On December 31, 2023, LOCs totaling $62.0 million were outstanding, of which $27.0 million were issued against the committed secured bilateral LOC facility and $35.0 million were issued by commercial banks against the uncommitted, secured bilateral LOC facilities. Collateral with a market value of $109.2 million was pledged to these banks as security against these LOCs.
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

Other Letters of Credit
Other LOCs issued and outstanding on December 31, 2023 were $4.3 million.
Preferred Stock Offering
On July 9, 2020, the Company issued 6,000 shares of its preferred stock (equivalent to 6,000,000 depositary shares, each representing a 1/1,000th interest in a share of preferred stock) with a $25,000 liquidation preference per share (equivalent to $25 per depositary share) (the “Preferred Stock Offering”).
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
Dividends to the holders of preferred stock will be payable on a non-cumulative basis only when, as and if declared by our Board or a duly authorized committee thereof, quarterly in arrears on the 15th of March, June, September, and December of each year, commencing on September 15, 2020, at a rate equal to 7.00% of the liquidation preference per annum (equivalent to $1,750 per share of preferred stock and $1.75 per depositary share per annum) up to but excluding September 15, 2025. Beginning on September 15, 2025, any such dividends will be payable on a non-cumulative basis, only when, as and if declared by our Board or a duly authorized committee thereof, during each reset period, at a rate per annum equal to the Five-Year U.S. Treasury Rate as of the most recent reset dividend determination date (as described in the Company’s prospectus supplement dated July 7, 2020) plus 6.712% of the liquidation preference per annum.
For the year ended December 31, 2023, the Board declared quarterly dividends in the aggregate amount of $1,750 per share of preferred stock. We did not pay any cash dividends for the period November 16, 2023 through December 31, 2023. For the period January 1, 2023 through November 15, 2023 we paid cash dividends totaling $10.5 million to our holders of preferred stock.
Argo Group Common Stock and Dividends
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
As of the Merger Date, pursuant to the Merger Agreement, each share of common stock of the Company issued and outstanding immediately prior to the Merger was automatically canceled and converted into the right to receive an amount in cash equal to $30.00.
As a result of the Merger, the Company’s new authorized share capital is 2,000,000,000 shares of common stock with a par value of $1.00 per share. All 1,056,638,730 outstanding shares are owned by BNRE Triangle Acquisition Inc.
On May 3, 2016, our Board authorized the repurchase of up to $150.0 million of our share of common stock (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous repurchase authorizations. As of December 31, 2023, availability under the 2016 Repurchase Authorization for future repurchases of our share of common stock was $53.3 million.
We did not repurchase any share of common stock for the twelve months ended December 31, 2023 and December 31, 2022.

Cash Obligations and Commitments
Our estimated contractual obligations and commitments as of December 31, 2023 were as follows:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	Thereafter
Long-term debt:
Junior subordinated debentures (1)	$548.1	$24.6	$73.7	$449.8
Senior unsecured fixed rate notes (2)	316.6	9.3	28.0	279.3
Operating leases	64.6	8.9	26.3	29.4
Purchase obligations (3)	14.4	9.1	5.3	—
Other long-term liabilities:
Claim payments (4)	5,544.5	1,789.8	2,091.7	1,663.0
Partnership commitments (5)	93.4	93.4	—	—
Total contractual obligations	$6,581.6	$1,935.1	$2,225.0	$2,421.5
(1) Interest only on Junior Subordinated Debentures through 2037. Interest calculated based on the rate in effect at December 31, 2023. Principal due beginning May 2033.
(2) Interest only on Senior Unsecured Fixed Rate Notes through 2042. Interest calculated based on the rate in effect at December 31, 2023. Principal due September 2042.
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
Financial Statement of Subsidiary Issuer
As discussed above, the Parent Guarantor, through its Subsidiary Issuer, issued $143.8 million aggregate principal amount of Notes. In accordance with Article 10 of SEC Regulation S-X, we have elected to present condensed consolidating financial information in lieu of separate financial statements for the Subsidiary Issuer. The following tables present condensed consolidating financial information as of and for the year ended December 31, 2023, of the Parent Guarantor and the Subsidiary Issuer. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.
The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets and results of operations of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET
As of
DECEMBER 31, 2023
(in millions)

	Argo Group International Holdings, Inc. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$—	$3,144.5	$336.7	$—	$3,481.2
Cash, restricted cash and cash equivalents	2.2	518.4	271.0	—	791.6
Accrued investment income	—	18.2	2.2	—	20.4
Premiums receivable	—	176.0	54.7	—	230.7
Reinsurance recoverables	—	2,534.4	424.9	—	2,959.3
Other intangible assets, net	—	175.2	5.4	—	180.6
Current income taxes receivable, net	—	52.8	0.3	—	53.1
Deferred tax assets, net	—	30.3	8.8	—	39.1
Deferred acquisition costs, net	—	8.0	(0.8)	—	7.2
Ceded unearned premiums	—	270.6	85.4	—	356.0
Operating lease right-of-use assets	—	47.5	3.7	—	51.2
Other assets	0.9	107.2	81.0	—	189.1
Value of business acquired	—	129.1	14.5	—	143.6
Investments in subsidiaries	1,363.3	—	—	(1,363.3)	—
Total assets	$1,366.4	$7,212.2	$1,287.8	$(1,363.3)	$8,503.1
Liabilities and Stockholders' Equity
Reserves for losses and loss adjustment expenses	$—	$4,479.6	$1,064.9	$—	$5,544.5
Unearned premiums	—	763.2	153.4	—	916.6
Ceded reinsurance payable, net	—	146.3	46.4	—	192.7
Funds held	—	329.5	(272.2)	—	57.3
Debt	14.3	274.5	80.4	—	369.2
Accrued underwriting expenses and other liabilities	2.2	62.7	9.0	—	73.9
Operating lease liabilities	—	47.4	4.0	—	51.4
Due to (from) affiliates	21.3	(0.4)	0.4	(21.3)	—
Intercompany notes payable	31.1	25.5	(56.6)	—	—
Total liabilities	68.9	6,128.3	1,029.7	(21.3)	7,205.6
Total stockholders' equity	1,297.5	1,083.9	258.1	(1,342.0)	1,297.5
Total liabilities and stockholders' equity	$1,366.4	$7,212.2	$1,287.8	$(1,363.3)	$8,503.1
(1)Includes all other subsidiaries of Argo Group and all intercompany eliminations.
(2)Includes all Argo Group parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
FOR THE PERIOD NOVEMBER 16, 2023 THROUGH DECEMBER 31, 2023
(in millions)

	Argo Group International Holdings, Inc. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$147.1	$15.2	$—	$162.3
Net investment income	(0.1)	33.6	(4.9)	—	28.6
Net investment and other gains (losses)	—	(2.5)	2.2	—	(0.3)
Total revenue	(0.1)	178.2	12.5	—	190.6
Expenses:
Losses and loss adjustment expenses	—	82.2	12.0	—	94.2
Underwriting, acquisition and general expenses	(1.3)	72.2	6.3	—	77.2
Non-operating expenses	2.7	10.3	0.1	—	13.1
Interest expense	0.4	2.2	0.9	—	3.5
Fee and other (income) expense, net	—	0.2	(0.4)	—	(0.2)
Foreign currency exchange losses	—	0.4	0.2	—	0.6
Total expenses	1.8	167.5	19.1	—	188.4
(Loss) income before income taxes	(1.9)	10.7	(6.6)	—	2.2
Provision for income taxes	—	1.3	—	—	1.3
Net (loss) income before equity in earnings of subsidiaries	(1.9)	9.4	(6.6)	—	0.9
Equity in undistributed earnings of subsidiaries	2.8	—	—	(2.8)	—
Net income (loss)	$0.9	$9.4	$(6.6)	$(2.8)	$0.9
Net income (loss) attributable to common stockholders	$0.9	$9.4	$(6.6)	$(2.8)	$0.9

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
FOR THE PERIOD JANUARY 1, 2023 THROUGH NOVEMBER 15, 2023

	Argo Group International Holdings, Inc. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Earned premiums	$—	$1,099.6	$126.3	$—	$1,225.9
Net investment income	—	99.9	21.4	—	121.3
Net investment and other gains (losses)	—	0.6	(23.3)	—	(22.7)
Total revenue	—	1,200.1	124.4	—	1,324.5
Expenses:
Losses and loss adjustment expenses	—	937.7	105.5	—	1,043.2
Underwriting, acquisition and general expenses	6.8	386.2	26.0	—	419.0
Non-operating expenses	21.3	17.6	2.2	—	41.1
Interest expense	2.3	20.2	7.3	—	29.8
Fee and other (income) expense, net	—	(0.1)	(0.2)	—	(0.3)
Foreign currency exchange losses	—	—	1.8	—	1.8
Total expenses	30.4	1,361.6	142.6	—	1,534.6
(Loss) income before income taxes	(30.4)	(161.5)	(18.2)	—	(210.1)
Provision for income taxes	—	7.2	(6.9)	—	0.3
Net (loss) income before equity in earnings of subsidiaries	(30.4)	(168.7)	(11.3)	—	(210.4)
Equity in undistributed earnings of subsidiaries	(180.0)	—	—	180.0	—
Net income (loss)	$(210.4)	$(168.7)	$(11.3)	$180.0	$(210.4)
Dividends on Series A Preferred stock	10.5	—	—	—	10.5
Net income (loss) attributable to common stockholders	$(220.9)	$(168.7)	$(11.3)	$180.0	$(220.9)

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

The following is a summary of gross and net loss reserves we recorded by line of business:

	December 31, 2023		December 31, 2022
(in millions)	Gross	Net	Gross	Net
Property	$467.3	$134.1	$593.1	$94.8
Liability	3,556.1	1,814.6	3,365.3	1,626.2
Professional	1,390.4	739.1	974.3	445.3
Specialty	130.7	59.3	118.9	46.8
Total reserves (1)	$5,544.5	$2,747.1	$5,051.6	$2,213.1
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
We have a Run-off Lines segment that includes reserves for asbestos, environmental and other latent exposures. These latent exposures are typically characterized by extended periods of time between the dates an insured is first exposed to a loss, a claim is reported and the claim is resolved. For our Run-off Lines segment long-tail loss reserves, there is significant uncertainty involved in estimating reserves for asbestos, environmental and other latent injury claims. We use several methods to estimate reserves for these claims including an approach that projects future calendar period claims and average claim costs and ground-up analysis that relies on an evaluation of individual policy terms and conditions. We also consider survival ratio and market share methods which compare our level of loss reserves and loss payments to that of the industry for similar exposures. We apply greatest weight to the method that projects future calendar period claims and average claim costs because we believe it best captures the unique claim characteristics of our underlying exposures and loss development potential. We perform a full review of our Run-off Lines asbestos, environmental and other latent exposures loss reserves at least once a year and review loss activity quarterly for significant changes that might impact management’s best estimate.
Each business segment is analyzed individually, with development characteristics for each short-tail and long-tail line of business identified and applied accordingly. In comparing loss reserve methods and assumptions used at December 31, 2023 as compared with methods and assumptions used at December 31, 2022, management has not changed or adjusted methodologies or assumptions in any significant manner.
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
Recorded gross reserves for Liability were $3,556.1 million, with approximately 2% of that amount related to run-off asbestos and environmental exposures as of December 31, 2023. For Liability losses relating to ongoing operations, loss development patterns are a key assumption for this line of business. Historically, assumptions on loss development patterns have been impacted by, among other things, changes in inflation, and emergence of new types of claims (e.g., construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. We have reviewed the historical variation in loss development patterns for Liability losses deriving from continuing operations. If the incurred loss development patterns change by 20%, a change that we have experienced in the past and that management considers possible, the estimated net reserve could change by $190.0 million, in either direction.
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
The factors discussed above affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, average severity of those claims settled with payment, dismissal rate of claims with no payment and expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. The process of estimating asbestos and environmental reserves, which is detailed in Note 8, “Run-off Lines,” of Notes to Consolidated Financial Statements, remains subject to a wide variety of uncertainties. Due to these uncertainties, further developments could cause us to change our estimates of our asbestos and environmental reserves, and the effect of these changes could be material to our consolidated operating results, financial condition and liquidity.
Similar to Liability, Professional reserves are affected by loss development pattern assumptions. Historically, assumptions on loss development patterns have been impacted by, among other things, changes in inflation, movements on individual claims, and changes in the mixture between smaller, more routine claims and larger, more complex claims. We have reviewed the historical variation in loss development patterns for Professional losses. Recorded gross reserves for Professional were $1,390.4 million as of December 31, 2023. If the incurred development patterns underlying our net reserves for this line of business change by 20%, a change that we have experienced in the past and that management considers possible, the estimated net reserve could change by $85.0 million, in either direction.
Specialty reserves are also affected by loss development pattern assumptions. Historically, assumptions on loss development patterns have been impacted by, among other things, movements on individual claims, and economic conditions. We have reviewed the historical variation in loss development patterns for Specialty losses. Recorded gross reserves for Specialty were $130.7 million as of December 31, 2023. If the incurred development patterns underlying our net reserves for this line of business change by 20%, a change that we have experienced in the past and that management considers possible, the estimated net reserve could change by $8.0 million, in either direction.
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
Loss Reserve Estimation Variability
After reviewing the output from various loss reserving methodologies, we select our best estimate of reserves. We believe that the aggregate loss reserves at December 31, 2023 were adequate to cover claims for losses that have occurred, including both known claims and claims yet to be reported. As of December 31, 2023, we recorded gross loss reserves of $5,544.5 million and loss reserves net of reinsurance of $2,747.1 million. Although our financial reports reflect our best estimate of reserves, it is unlikely that the final amount paid will exactly equal our best estimate.

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
Purchase Accounting - Actuarially Determined Intangible Assets
On November 16, 2023, we completed the Merger, which resulted in a change to Company’s ownership. Brookfield Reinsurance elected to push-down its purchase accounting, which resulted in the Company reflecting the fair market value of our assets and liabilities as of the Merger Date, in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The application of push-down accounting created a new basis of accounting for all of our assets and liabilities.
Accounting for business combinations requires significant estimates and assumptions, especially at the acquisition date. In determining the Company’s estimated fair value of assets acquired and liabilities assumed by Brookfield Reinsurance as part of the Merger, we used various recognized valuation methods including the income, market and cost approaches. Valuations were performed by independent valuation specialists under the Company’s supervision. The value of business acquired represents the fair value of the expected future profits in unearned premiums, net of reinsurance, utilizing primarily ultimate loss and expense related assumptions, for insurance contracts acquired as a result of the Merger. The fair value adjustment for reserves for losses and loss adjustment expenses represents the difference between the fair value and book value of unpaid incurred claims net of reinsurance recoveries. Value of business acquired is classified separately on our Consolidated Balances Sheets, while the fair value adjustment for reserves for losses and loss adjustment expenses is included in our other intangible assets. These intangible assets were based primarily on an income valuation technique with assumptions for: (i) settlement patterns that reflect an actuarial estimate of the expected future net cash flows, (ii) a discount rate that reflect a market participant’s view of (a) a reduction to those cash flows for the time value of money and (b) a risk component to reflect the net present value of profit that an investor would demand in return for the assumption of the development risk.
We believe that the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions that a marketplace participant would use. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We believe we are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk.
Interest Rate Risk
Our primary market risk exposure is the exposure of our fixed maturity investment portfolio to interest rate risk and the changes in interest rates. Fluctuations in interest rates have a direct impact on the fair value of these securities. As interest rates rise, the fair value of our fixed maturity portfolio falls and the converse is also true. We manage interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates. The model duration of the assets comprising our fixed maturity investment portfolio was 2.68 years and 3.29 years at December 31, 2023 and 2022, respectively.
Based upon a pricing model, we determine the estimated change in fair value of our fixed maturity and short term investments assuming immediate parallel shifts in the U.S. Treasury yield curve, while keeping spreads between the individual securities and treasuries static. The following tables present the estimated pre-tax impact on the fair value of our fixed maturity and short term investments resulting from changes of 50 to 100 basis points in market rates at December 31, 2023 and 2022.

December 31, 2023	-100	-50	Base	50	100
Fair value (in millions)	$3,092.1	$3,053.5	$3,014.9	$2,976.4	$2,937.8
Gain (loss) (in millions)	$77.1	$38.6	$—	$(38.6)	$(77.1)

December 31, 2022	-100	-50	Base	50	100
Fair value (in millions)	$3,216.7	$3,170.9	$3,125.1	$3,079.3	$3,033.5
Gain (loss) (in millions)	$91.6	$45.8	$—	$(45.8)	$(91.5)
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
We also have exposure to credit risk in our investment holdings. Our risk-management strategy and investment policy attempts to mitigate this risk by primarily investing in debt instruments of high credit quality issuers, limiting credit concentration, monitoring the credit quality of issuers and counterparties and diversifying issuers. The weighted average rating of our fixed maturity investments was A and A+ with 94.0% and 89.9% rated investment grade or better (BBB- or higher) at December 31, 2023 and 2022, respectively.
We review our investments to identify and evaluate those that may have credit impairments on a quarterly basis, considering the historical performance of the security, available market information, and credit ratings, among other things. For fixed maturity securities, the review includes consideration of current ratings and actions of major rating agencies (Standard & Poor's, Moody's and Fitch). If a security has two ratings, the lower rating is used. If a security has three ratings, the middle rating is used. The following table reflects the credit quality of our fixed maturity portfolio at December 31, 2023:

Other Fixed Maturities	Cost	Fair Value
AAA	$369.2	$373.9
AA	120.4	122.5
A	403.9	413.3
BBB	561.9	576.9
BB/B	104.3	108.6
CCC and Below	19.5	19.8
Unrated	83.8	85.0
Other Fixed Maturities	$1,663.0	$1,700.0

Structured Securities	Cost	Fair Value
AAA	$542.6	$564.6
AA	73.1	75.1
A	100.5	101.6
BBB	40.7	41.0
BB/B	9.5	9.5
CCC and Below	0.3	0.3
Unrated	91.8	93.3
Structured Securities	$858.5	$885.4

Total Fixed Maturities	Cost	Fair Value
AAA	$911.8	$938.5
AA	193.5	197.6
A	504.4	514.9
BBB	602.6	617.9
BB/B	113.8	118.1
CCC and Below	19.8	20.1
Unrated	175.6	178.3
Total Fixed Maturities	$2,521.5	$2,585.4
Our portfolio includes alternative investments with a carrying value at December 31, 2023 and 2022 of $311.0 million and $323.2 million (8.9% and 8.8% of total invested assets) respectively. These assets may invest in both long and short equities, corporate debt securities, currencies, real estate, commodities and derivatives. We attempt to mitigate our risk by selecting managers with extensive experience, proven track records and robust controls and processes. We also mitigate our risk by diversifying through multiple managers and different types of assets and asset classes.
Commercial mortgage loans add portfolio diversification. These assets typically afford credit protections through covenants and deeper due diligence given information access. We also monitor debt service coverage ratios and loan-to-value ratios in our assessment of credit risk and exposure.
Equity Price Risk
We hold a diversified portfolio of equity securities with a fair value of $10.7 million and $43.9 million (0.3% and 1.2% of total invested assets) at December 31, 2023 and 2022, respectively. Our equity securities are exposed to equity price risk which is defined as the potential for loss in fair value due to a decline in equity prices. We believe our diversified portfolio of equity securities among various industries, market segments and company sizes mitigates our exposure to equity price risk as well as limited investments in equity securities.

Foreign Currency Risk
We have exposure to foreign currency risk in our insurance contracts, invested assets and prior to the sale of S1200, a portion of our debt. We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance contracts that are payable in currencies other than the U.S. Dollar with cash and investments that are denominated in such currencies. We also use foreign exchange forward contracts to attempt to mitigate this risk. During 2023, we recognized $13.5 million of gross gains and $12.4 million of gross losses from foreign exchange contracts, for a net loss of $1.1 million. During 2022, we recognized $33.9 million of gross gains and $47.2 million of gross losses from foreign exchange contracts, for a net loss of $13.3 million. The net losses are recorded in the Net investment and other gains (losses) in the Consolidated Statements of Income (Loss). With the divestitures executed and announced in 2023, our exposure to foreign currency risk has decreased.
Item 8. Financial Statements and Supplementary Data
The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements of Argo Group and supplementary financial statements called for by this Item 8 are included in this report beginning on page F-1 and are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
On June 1, 2022, the Company’s Board appointed KPMG LLP (“KPMG”) to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2022. The appointment of KPMG was also subject to the approval of the Company’s stockholders at the Company’s 2022 Annual General Meeting of Stockholders. On June 1, 2022 Ernst & Young LLP, (“EY”) tendered its resignation as the Company’s independent registered public accounting firm.
The selection of KPMG as the Company’s independent registered audit firm was recommended by the Audit Committee of the Company’s Board (prior to dissolution).
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
Item 9A. Controls and Procedures
Argo Group, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. In designing and evaluating these disclosure controls and procedures, Argo Group and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2023, at the reasonable assurance level to ensure that information required to be disclosed by Argo Group in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
As of December 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (2013 framework). As a result of the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2023, based on those criteria.
Change in Internal Control Over Financial Reporting
Except for internal controls over financial reporting related to a multiyear project resulting in the implementation of a new enterprise resource planning ("ERP") system, no changes in our internal control over financial reporting occurred during the period January 1, 2023 through November 15, 2023 (Predecessor) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
There were no changes in the internal control over financial reporting made during the period November 16, 2023 through December 31, 2023 (Successor) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Omitted pursuant to General Instruction I of Form 10-K.
Item 11. Executive Compensation
Omitted pursuant to General Instruction I of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Omitted pursuant to General Instruction I of Form 10-K.
Item 13. Certain Relationships and Related Transactions and Director Independence
Omitted pursuant to General Instruction I of Form 10-K.
Item 14. Principal Accountant Fees and Services
KPMG LLP (“KPMG”) performed services as the Company’s principal accountants for the period of November 16, 2023 through December 31, 2023 (Successor), January 1, 2023 through November 15, 2023 (Predecessor), and June 1, 2022 – December 31, 2022. The fees incurred in 2023 and 2022 for services provided by KPMG to the Company were as follows:

	Successor	Predecessor
	Period from	Period from	For the Year Ended
Category	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	2022
Audit Fees (1)	$1,863,350	$4,046,600	$5,880,800
Audit-Related Fees	—	—	—
Tax Fees (2)	85,274	596,920	—
All Other Fees (3)	—	7,500	7,500
Total	$1,948,624	$4,651,020	$5,888,300
(1) “Audit Fees” include the aggregate fees incurred for professional services rendered by KPMG for the review of the Company’s quarterly reports for 2023 and 2022 and its fees for the audit of the Company’s annual consolidated financial statements. “Audit Fees” also include fees incurred for professional services related to other statutory and regulatory filings.
(2) “Tax Fees” are fees incurred for KPMG’s tax services, which include tax compliance, planning, advice and assistance for the Company regarding statutory, regulatory or administrative developments and other international, federal, state and local issues and tax minimization and planning.
(3) “All Other Fees” includes fees for the purchase of online accounting research software.
Audit Committee Pre-Approval Process
All services provided by KPMG in 2023 and 2022, which required pre-approval were specifically pre-approved by the Audit Committee of the Company’s Board or the Brookfield Reinsurance Audit Committee (as applicable), as required under its respective charter then in effect. The Audit Committee of the Company’s Board previously adopted an Audit Committee Pre-Approval Policy, which set forth the procedures the Audit Committee follows to pre-approve services to be performed by the Company’s independent auditor. Pursuant to such policy, the Audit Committee delegates to the Chair of the Audit Committee authority to grant specific pre-approval on a case-by-case basis, subject to certain dollar limit. The Chair of the Audit Committee is required to report any pre-approval decisions to the Audit Committee at or prior to its next scheduled meeting. The Audit Committee and the Chair of the Audit Committee may not delegate to management the Audit Committee’s responsibilities to pre-approve services performed by the

Company’s independent auditor. Following the Merger, the Audit Committee Pre-Approval Policy was adopted by the Brookfield Reinsurance Audit Committee, which has been delegated all authority that was granted to the Company’s Audit Committee prior to its dissolution.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)1. Financial Statements
Selected Financial Data
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 31, 2023 (Successor) and 2022 (Predecessor)
Consolidated Statements of Income (Loss)
For the period November 16, 2023 through December 31, 2023 (Successor), January 1, 2023 through November 15, 2023 (Predecessor), and for the years ended 2022 and 2021 (Predecessor)
Consolidated Statements of Comprehensive Income (Loss)
For the period November 16, 2023 through December 31, 2023 (Successor), January 1, 2023 through November 15, 2023 (Predecessor), and for the years ended 2022 and 2021 (Predecessor)
Consolidated Statements of Stockholders’ Equity
For the period November 16, 2023 through December 31, 2023 (Successor), January 1, 2023 through November 15, 2023 (Predecessor), and for the years ended 2022 and 2021 (Predecessor)
Consolidated Statements of Cash Flow
For the period November 16, 2023 through December 31, 2023 (Successor), January 1, 2023 through November 15, 2023 (Predecessor), and for the years ended 2022 and 2021 (Predecessor)
Notes to Consolidated Financial Statements
(a)2. Financial Statement Schedules
Schedule II—Condensed Financial Information of Registrant
Balance Sheets—December 31, 2023 (Successor) and 2022 (Predecessor)
Statements of Income (Loss)—For the period November 16, 2023 through December 31, 2023 (Successor), January 1, 2023 through November 15, 2023 (Predecessor), and for the years ended 2022 and 2021 (Predecessor)
Schedule III—Supplemental Insurance Information
For the period November 16, 2023 through December 31, 2023 (Successor), January 1, 2023 through November 15, 2023 (Predecessor), and for the years ended 2022 and 2021 (Predecessor)
Schedule V—Valuation and Qualifying Accounts
For the Years Ended December 31, 2023 (Successor), 2022 (Predecessor) and 2021 (Predecessor)
Schedule VI—Supplemental Information for Property-Casualty Insurance Companies
For the period November 16, 2023 through December 31, 2023 (Successor), January 1, 2023 through November 15, 2023 (Predecessor), and for the years ended 2022 and 2021 (Predecessor)
All other schedules and notes specified under Regulation S-X are omitted because they are either not applicable, not required or the information called for therein appears in response to the items of Form 10-K or in the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements of Argo Group and its subsidiaries listed on the above index.

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

3.3
Certificate of Incorporation of Argo Group International Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2023).

3.4
Bylaws of Argo Group International Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2023).

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

4.4	Form of 6.500% Senior Notes due 2042, dated December 11, 2023.

4.5	Certificate of Designations of 7.00% Resettable Fixed Rate Preference Shares, Series A, of Argo Group International Holdings, Ltd.

4.6	Certificate of Designations of 7.00% Resettable Fixed Rate Preferred Stock, Series A, of Argo Group International Holdings, Inc.

4.7
Form of Share Certificate evidencing 7.00% Resettable Fixed Rate Preference Share, Series A, of Argo Group International Holdings, Ltd. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2020).

4.8	Form of Stock Certificate evidencing 7.00% Resettable Fixed Rate Preferred Stock, Series A, of Argo Group International Holdings, Inc.

4.9
Deposit Agreement, dated as of July 9, 2020, by and among Argo Group International Holdings, Ltd., American Stock Transfer & Trust Company, LLC, as Depositary, and the Holders from time to time of the Depositary Receipts (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2020).

4.10
Form of Depositary Receipt for Depositary Shares, included as part of Deposit Agreement referenced above in Exhibit 4.6 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2020).

4.11	Description of Securities.

Exhibit Number	Description

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

10.4
Amendment No. 2 to the Credit Agreement, dated July 15, 2022, by and among Argo Group International Holdings, Ltd., Argo Group US, Inc., Argo International Holdings Limited and Argo Underwriting Agency Limited, as Borrowers, and JPMorgan Chase Bank, N.A., individually and as Administrative Agent, and the other financial institutions signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Committee on July 21, 2022).

10.5
Amendment No. 3 to the Credit Agreement, dated December 20, 2022, by and among Argo Group International Holdings, Ltd., Argo Group US, Inc., Argo International Holdings Limited and Argo Underwriting Agency Limited, as Borrowers, and JPMorgan Chase Bank, N.A., individually and as Administrative Agent, and the other financial institutions signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2022).

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

10.7
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

10.8
Amendment No. 6 to the Credit Agreement, dated February 21, 2024, by and among Argo Group International Holdings, Inc. and Argo Group US, Inc., as Borrowers, JPMorgan Chase Bank, N.A., individually as a lender and as Administrative Agent, and the other financial institutions signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2024).

10.9
Argo Group International Holdings, Ltd. Employee Share Purchase Plan, amended and restated effective as of May 3, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2016).*

10.10
Argo Group International Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Appendix I to the Company’s Proxy Statement for the 2014 Annual General Meeting of Shareholders filed with the Securities and Exchange Commission on March 7, 2014).*

10.11
Argo Group International Holdings, Ltd. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 25, 2019).*

10.12
Argo Group International Holdings, Ltd. Executive Severance Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2021).*

10.13	Form of Restricted Share Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014).*

Exhibit Number	Description

10.14
Form of Non-Employee Director Restricted Stock Agreement (incorporated by reference to the Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2021).*

10.15
Form of Incentive Award Agreement (Restricted Stock Awards and Cash Awards) - 2019 Omnibus Incentive Plan (incorporated by reference to the Exhibit 10.13 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2021).*

10.16
Form of Employee Restricted Stock Award Agreement (incorporated by reference to the Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2022).*

10.17
Form of U.S. Named Executive Officer Retention Award Agreement (incorporated by reference to the Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2022).*

10.18
Argonaut Supplemental Executive Retirement Plan and subsequent amendments thereto dated each of September 2009, April 2010, and September 2010 (incorporated by reference to the Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2022).*

10.19
Executive Employment Agreement, effective as of February 18, 2020, by and between Argo Group International Holdings, Ltd. and Kevin J. Rehnberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2020)*

10.20
Separation and Release Agreement by and between Kevin J. Rehnberg and Argo Group International Holdings, Ltd. dated June 23, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2022).*

10.21
Executive Employment Agreement, effective as of April 26, 2019, by and between Argo Group International Holdings, Ltd. and Jay S. Bullock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2019).*

10.22
Separation and Transition Agreement and General Release, dated as of March 23, 2021, by and between Argo Group International Holdings, Ltd. and Jay S. Bullock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2021).*

10.23
Argo Group International Holdings, Ltd. Executive Severance Plan, effective January 1, 2021, amended and restated April 26, 2022 (incorporated by reference to the Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2022).*

10.24
Service Agreement, dated as of February 5, 2021, by and between Argo Management Services Limited and Scott Kirk (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2021).*

10.25
Retention Letter and Extension of Service Agreement, dated May 5, 2022, by and between Scott Kirk and Argo Management Services Limited (incorporated by reference to the Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2022).*

10.26
Offer Letter, dated May 15, 2020, between Argonaut Management Services, Inc. and Allison D. Kiene (incorporated by reference to the Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2022).*

10.27
Cooperation Agreement, dated as of December 31, 2019, by and among Argo Group International Holdings, Ltd., Voce Catalyst Partners LP, Voce Capital Management LLC, Voce Capital LLC and Voce Catalyst Partners New York LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2020).

10.28
Amended and Restated Loss Portfolio Transfer Reinsurance Agreement by and between Argonaut Insurance Company and Cavello Bay Reinsurance Limited dated November 9, 2022 with an effective date of January 1, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2022).**

10.29
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

10.30
Deed of Amendment, dated February 2, 2023, related to the Share Purchase Agreement for the sale and purchase of the entire issued share capital of Argo Underwriting Agency Limited dated September 8, 2022 by and between Argo International Holdings Limited as Seller and Ohio Farmers Insurance Company as Purchaser. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2023).

10.31
Voting and Support Agreement, dated as of February 8, 2023, by and between Brookfield Reinsurance Ltd., Argo Group International Holdings, Ltd. and Voce Capital Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2023).

10.32
Restricted Stock Award Agreement dated June 23, 2022, by and between Argo Group International Holdings, Ltd. and Thomas A. Bradley (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2022).*

10.33
Stock Appreciation Right Agreement dated June 23, 2022, by and between Argo Group International Holdings, Ltd. and Thomas A. Bradley (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2022).*

10.34
Transaction Bonus Letter, dated March 3, 2023, by and between Argo Group International Holdings, Ltd. and Thomas A. Bradley (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2023).*

10.35
Offer Letter, by and between Argo Group International Holdings, Ltd. and Jessica Snyder, dated November 16, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2023).*

10.36
Retention Award Agreement, by and between Argo Group International Holdings, Ltd. and Jessica Snyder, dated November 16, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2023).*

10.37
Resignation Letter, by and between Argo Group International Holdings, Ltd. and Susan Comparato, dated November 16, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2023).*

10.38
Offer Letter, by and between Argo Group International Holdings, Ltd. and Christopher Donahue, dated November 16, 2023 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2023).*

10.39
Letter Agreement, by and between Argo Group International Holdings, Ltd. and Scott Kirk, dated November 16, 2023 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2023).*

10.40
Offer Letter, dated August 22, 2018, between Argonaut Management Services, Inc. and Susan Comparato. (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2023).*

10.41
Offer Letter, dated August 2, 2022, between Argonaut Management Services, Inc. and Jessica Snyder.(incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2023).*

Exhibit Number	Description

21	Subsidiaries of Registrant

22	Guaranteed Securities

31.1	Rule 13a—14(a)/15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a—14(a)/15d – 14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy of Argo Group International Holdings, Inc.

97.2	Clawback Policy of Argo Group US, Inc.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Denotes a management contract or compensatory plan or arrangement.

**	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

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

ARGO GROUP INTERNATIONAL HOLDINGS, INC.

By	/s/ Jessica Buss
Jessica Buss
Chief Executive Officer
Date: March 18, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jessica Buss	Chief Executive Officer (principal executive officer)	March 18, 2024
Jessica Buss

/s/ Christopher Donahue	Chief Financial Officer (principal financial and accounting officer)	March 18, 2024
Christopher Donahue

/s/ Gregory Morrison	Director	March 18, 2024
Gregory Morrison

/s/ Gregory McConnie	Director	March 18, 2024
Gregory McConnie

/s/ Seamus MacLoughlin	Director	March 18, 2024
Seamus MacLoughlin

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Argo Group International Holdings, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Argo Group International Holdings, Inc. and subsidiaries (the Company) as of December 31, 2023 (Successor) and 2022 (Predecessor), the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for the period from November 16, 2023 through December 31, 2023 (Successor), the period from January 1, 2023 through November 15, 2023 (Predecessor) and year ended December 31, 2022 (Predecessor) and the related notes and financial statement schedules II, III, V, and VI (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 (Successor) and 2022 (Predecessor), and the results of its operations and its cash flows for the period from November 16, 2023 through December 31, 2023 (Successor), the period from January 1, 2023 through November 15, 2023 (Predecessor) and year ended December 31, 2022 (Predecessor), in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Estimate of reserves for losses and loss adjustment expenses
As discussed in Note 1 and 7 to the consolidated financial statements, the Company establishes reserves for the estimated total unpaid costs of losses and loss adjustment expenses, for the claims that have been reported as well as claims that have been incurred but not reported. Reserves for losses and loss adjustment expenses are estimated based on the application of actuarial techniques considering variables such as past loss experience, current claims trends and prevailing social, economic and legal environments. The liability for reserves for losses and loss adjustment expenses as of December 31, 2023 was $5,544.5 million.

We identified the assessment of the Company’s estimate of reserves for losses and loss adjustment expenses as a critical audit matter. Complex auditor judgment and the involvement of actuarial professionals with specialized skills and knowledge were required to assess the methodologies and assumptions used to estimate reserves for losses and loss adjustment expenses. Specifically, key assumptions used by the Company to estimate reserves for losses and loss adjustment expenses involved significant measurement uncertainty, and included expected loss ratios, loss development factors, settlement patterns, and the weighting of actuarial methodologies.
The following are the primary procedures we performed to address this critical audit matter. With the assistance of actuarial professionals with specialized skills and knowledge, we evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process for estimating reserves for losses and loss adjustment expenses, including controls related to the selection of methodologies and assumptions. We also involved actuarial professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s actuarial methodologies by comparing them to methods consistent with actuarial standards of practice
•developing an independent range of reserves for losses and loss adjustment expenses separately for certain of the larger, more complex lines of business and comparing them to recorded loss and loss adjustment expense reserves, and assessing the change in position of those carried reserves within the independently developed range as compared to prior year
•evaluating the Company’s estimate of reserves for losses and loss adjustment expenses for certain other lines of business by examining the Company’s process for estimating reserves for losses and loss adjustment expenses.
Fair value adjustment for reserves for losses and loss adjustment expenses and value of business acquired (VOBA) resulting from a business combination
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company became a subsidiary of Brookfield Reinsurance Ltd (Brookfield Reinsurance), on November 16, 2023. Brookfield Reinsurance elected to push-down its purchase accounting which resulted in the Company reflecting the fair value of the assets and liabilities as of the merger date. The Company used the income approach to estimate the fair value adjustment for reserves for losses and loss adjustment expenses of $98.5 million, which is a component of intangible assets of $180.6 million, and to estimate the fair value of VOBA, of $143.6 million (collectively, insurance intangibles). The fair value adjustment for reserves for losses and loss adjustment expenses is net of the fair value adjustment for reinsurance recoverable on reserves for unpaid losses and loss adjustment expense. The VOBA refers to the fair value of the expected future profits in unearned premium, net of reinsurance, for insurance contracts acquired. The Company’s valuation methodologies for estimating insurance intangibles include significant assumptions such as settlement patterns that reflect an actuarial estimate of expected future net cash flows and discount rates.
We identified the assessment of the Company’s estimates of the fair value adjustment for reserves for losses and loss adjustment expenses and VOBA at the merger date as a critical audit matter. Complex auditor judgment and the involvement of actuarial and valuation professionals with specialized skills and knowledge were required to assess the assumptions used to estimate the fair value adjustment for reserves for losses and loss adjustment expenses and VOBA. Specifically, subjective judgment was required to evaluate the losses and loss adjustment expenses settlement patterns and discount rate assumptions, due to the degree of measurement uncertainty associated with those assumptions.
The following are the primary procedures we performed to address this critical audit matter. We involved actuarial and valuation professionals with specialized skills and knowledge, to assist in evaluating the design of certain internal controls related to the Company’s process for determining the fair value adjustment for reserves for losses and loss adjustment expenses and VOBA, including controls related to the selection of the settlement patterns and discount rate assumptions. We also involved:
•actuarial professionals with specialized skills and knowledge, who assisted in, evaluating the settlement pattern assumptions utilized by the Company in the insurance intangible estimates by comparing them to the Company’s historical losses and loss adjustment expenses, net of reinsurance recoveries, adjusted for current trends.
•actuarial and valuation professionals with specialized skills and knowledge who assisted in evaluating the discount rate assumptions by examining the Company’s process used to develop the discount rate assumptions including comparing certain inputs to observable market data.
/s/ KPMG LLP
We have served as the Company’s auditor since 2022.
New York, New York
March 18, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Argo Group International Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows of Argo Group International Holdings, Inc. (the Company) for the year ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
San Antonio, Texas
March 16, 2022

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares and per share amounts)

	Successor	Predecessor
	As of	As of
	December 31, 2023	December 31, 2022
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost: 2023 - $2,521.5, 2022 - $3,016.4; allowance for expected credit losses: 2023 - $0.2, 2022 - $2.8)	$2,585.4	$2,675.5
Commercial mortgage loans (cost: 2023 - $144.8, 2022 - $159.9; allowance for expected credit losses: 2023 - $0.2, 2022 - $0.2)	144.6	159.7
Equity securities, at fair value (cost: 2023 - $11.7; 2022 - $54.7)	10.7	43.9
Other investments (cost: 2023 - $311.0; 2022 - $323.2)	311.0	323.2
Short-term investments, at fair value (cost: 2023 - $429.0; 2022 - $449.4)	429.5	449.6
Total investments	3,481.2	3,651.9
Cash, restricted cash and cash equivalents	791.6	50.2
Accrued investment income	20.4	18.6
Premiums receivable	230.7	292.0
Reinsurance recoverables	2,959.3	3,029.1
Goodwill	—	118.6
Other intangible assets, net of accumulated amortization	180.6	—
Current income taxes receivable, net	53.1	44.9
Deferred tax asset, net	39.1	101.2
Deferred acquisition costs, net	7.2	107.0
Ceded unearned premiums	356.0	375.5
Operating lease right-of-use assets	51.2	57.7
Other assets	189.1	121.5
Value of business acquired, net of accumulated amortization	143.6	—
Assets held-for-sale	—	2,066.2
Total assets	$8,503.1	$10,034.4
Liabilities and Stockholders' Equity
Reserves for losses and loss adjustment expenses	$5,544.5	$5,051.6
Unearned premiums	916.6	1,039.9
Accrued underwriting expenses and other liabilities	73.9	121.3
Ceded reinsurance payable, net	192.7	158.7
Funds held	57.3	50.0
Senior unsecured fixed rate notes	128.0	140.5
Junior subordinated debentures	241.2	258.6
Operating lease liabilities	51.4	66.4
Liabilities held-for-sale	—	1,914.5
Total liabilities	7,205.6	8,801.5
Commitments and contingencies (Note 18)
Stockholders' equity:
Series A Preferred stock and additional paid-in capital - $1.00 par, 30,000,000 shares authorized; 6,000 and 6,000 shares issued at December 31, 2023 and December 31, 2022, respectively; liquidation preference $25,000	137.1	144.0
Common stock - $1.00 par, 2,000,000,000 and 500,000,000 shares authorized at December 31, 2023 and December 31, 2022, respectively; 1,056,638,730 and 46,379,297 shares issued at December 31, 2023 and December 31, 2022, respectively	1,056.6	46.4
Additional paid-in capital	51.1	1,395.4
Treasury shares (0 and 11,318,339 shares at December 31, 2023 and December 31, 2022, respectively)	—	(455.1)
Retained earnings	0.9	407.3
Accumulated other comprehensive gain (loss), net of taxes	51.8	(305.1)
Total stockholders' equity	1,297.5	1,232.9
Total liabilities and stockholders' equity	$8,503.1	$10,034.4
See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except number of shares and per share amounts)

	Successor	Predecessor
	Period from	Period from	For the Years Ended December 31,
	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	2022	2021

Premiums and other revenue:
Net earned premiums	$162.3	$1,225.9	$1,740.4	$1,910.1
Net investment income	28.6	121.3	129.8	187.6
Net investment and other gains (losses):
Net realized investment and other gains (losses)	0.1	(20.4)	(115.9)	72.4
Change in fair value recognized	(0.2)	(0.2)	3.1	(40.4)
Change in allowance for credit losses on fixed maturity securities	(0.2)	(2.1)	(2.5)	0.6
Total net investment and other gains (losses)	(0.3)	(22.7)	(115.3)	32.6
Total revenue	190.6	1,324.5	1,754.9	2,130.3
Expenses:
Losses and loss adjustment expenses	94.2	1,043.2	1,166.9	1,314.6
Underwriting, acquisition and general expenses	77.2	419.0	670.7	702.3
Non-operating expenses	13.1	41.1	51.5	43.7
Interest expense	3.5	29.8	26.8	21.6
Fee and other (income) expense, net	(0.2)	(0.3)	(1.3)	(2.0)
Foreign currency exchange (gains) losses	0.6	1.8	(5.0)	1.6
Impairment of goodwill and intangible assets	—	—	28.5	43.2
Total expenses	188.4	1,534.6	1,938.1	2,125.0
Income (loss) before income taxes	2.2	(210.1)	(183.2)	5.3
Income tax provision (benefit)	1.3	0.3	(8.0)	(1.4)
Net income (loss)	$0.9	$(210.4)	$(175.2)	$6.7
Dividends on Series A Preferred stock	—	10.5	10.5	10.5
Net income (loss) attributable to common stockholders	$0.9	$(220.9)	$(185.7)	$(3.8)

Net income (loss) attributable to common stockholders per share of common stock:
Basic		$(6.28)	$(5.31)	$(0.11)
Diluted		$(6.28)	$(5.31)	$(0.11)
Dividend declared per share of common stock		$—	$1.24	$1.24
Weighted average common stock:
Basic		35,166,679	34,980,608	34,816,160
Diluted		35,166,679	34,980,608	34,816,160
See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except number of shares and per share amounts)

	Successor	Predecessor
	Period from	Period from	For the Years Ended December 31,
	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	2022	2021

Net realized investment gains (losses) before other-than-temporary impairment losses	$(0.3)	$(19.8)	$(79.2)	$32.6
Other-than-temporary impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturities	—	(2.9)	(36.1)	—
Investment impairment losses recognized in earnings	—	(2.9)	(36.1)	—
Net realized investment (losses) gains	$(0.3)	$(22.7)	$(115.3)	$32.6
 See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Successor	Predecessor
	Period from	Period from	For the Years Ended December 31,
	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	2022	2021
Net income (loss)	$0.9	$(210.4)	$(175.2)	$6.7
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	0.1	1.0	(0.7)	2.6
Reclassification adjustment for foreign currency translation included in net income	—	—	31.8	—
Defined benefit pension plans:
Net gain (loss) arising during the period	0.8	1.0	(0.9)	1.9
Fixed maturity securities:
Unrealized gains (losses) arising during the year	64.7	15.2	(428.1)	(94.7)
Reclassification adjustment for (gains) losses included in net income	(0.1)	28.0	43.6	(12.2)
Other comprehensive (loss) income before tax	65.5	45.2	(354.3)	(102.4)

Income tax provision (benefit) related to other comprehensive income (loss):
Defined benefit pension plans:
Net gain (loss) arising during the period	0.2	0.2	(0.2)	0.4
Fixed maturity securities:
Unrealized gains (losses) arising during the period	13.5	1.5	(80.9)	(17.3)
Reclassification adjustment for (gains) losses included in net income	—	5.9	9.2	(4.2)
Income tax provision (benefit) related to other comprehensive income (loss)	13.7	7.6	(71.9)	(21.1)
Other comprehensive income (loss), net of tax	51.8	37.6	(282.4)	(81.3)
Comprehensive income (loss)	$52.7	$(172.8)	$(457.6)	$(74.6)

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except number of shares and per share amounts)

	Predecessor
	Preferred Stock and Additional Paid-in Capital	Common Stock	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
Balance, January 1, 2021	$144.0	$46.0	$1,380.2	$(455.1)	$684.1	$58.6	$1,857.8
Net income	—	—	—	—	6.7	—	6.7
Preferred stock issued	—	—	—	—	—	—	—
Other comprehensive loss - change in fair value of fixed maturities, net of taxes	—	—	—	—	—	(85.4)	(85.4)
Other comprehensive income, net of tax	—	—	—	—	—	4.1	4.1
Activity under stock incentive plans	—	0.2	6.9	—	—	—	7.1
Retirement of common stock (tax payments on equity compensation)	—	(0.1)	(2.7)	—	—	—	(2.8)
Employee stock purchase plan	—	0.1	2.0	—	—	—	2.1
Dividends on preferred stock	—	—	—	—	(10.5)	—	(10.5)
Cash dividend declared - common stock ($1.24/share)	—	—	—	—	(43.9)	—	(43.9)
Balance, December 31, 2021	144.0	46.2	1,386.4	(455.1)	636.4	(22.7)	1,735.2
Net loss	—	—	—	—	(175.2)	—	(175.2)
Other comprehensive loss - change in fair value of fixed maturities, net of taxes	—	—	—	—	—	(312.8)	(312.8)
Other comprehensive income, net of tax	—	—	—	—	—	30.4	30.4
Activity under stock incentive plans	—	0.2	9.4	—	—	—	9.6
Retirement of common stock (tax payments on equity compensation)	—	(0.1)	(2.1)	—	—	—	(2.2)
Employee stock purchase plan	—	0.1	1.7	—	—	—	1.8
Dividends on preferred stock	—	—	—	—	(10.5)	—	(10.5)
Cash dividend declared - common stock ($1.24/share)	—	—	—	—	(43.4)	—	(43.4)
Balance, December 31, 2022	144.0	46.4	1,395.4	(455.1)	407.3	(305.1)	1,232.9
Net loss	—	—	—	—	(210.4)	—	(210.4)
Other comprehensive income - change in fair value of fixed maturities, net of taxes	—	—	—	—	—	35.8	35.8
Other comprehensive income, net - other	—	—	—	—	—	1.8	1.8
Activity under stock incentive plans	—	0.1	(0.7)	—	—	—	(0.6)
Retirement of common stock (tax payments on equity compensation)	—	—	(0.9)	—	—	—	(0.9)
Employee stock purchase plan	—	—	1.5	—	—	—	1.5
Dividends on preferred stock	—	—	—	—	(10.5)	—	(10.5)
Cash dividend declared - common stock ($0.00/share)	—	—	—	—	0.3	—	0.3
Balance, November 15, 2023	$144.0	$46.5	$1,395.3	$(455.1)	$186.7	$(267.5)	$1,049.9

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except number of shares and per share amounts)

	Successor
	Preferred Stock and Additional Paid-in Capital	Common Stock	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
Balance, Balance, November 16, 2023	$137.1	$1,056.6	$51.1	$—	$—	$—	$1,244.8
Net income	—	—	—	—	0.9	—	0.9
Other comprehensive income - change in fair value of fixed maturities, net of taxes	—	—	—	—	—	51.1	51.1
Other comprehensive income, net - other	—	—	—	—	—	0.7	0.7
Balance, December 31, 2023	$137.1	$1,056.6	$51.1	$—	$0.9	$51.8	$1,297.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Successor	Predecessor
	Period from	Period from	For the Years Ended December 31,
	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	2022	2021
Cash flows provided by (used in) operating activities:
Net income (loss)	$0.9	$(210.4)	$(175.2)	$6.7
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization and depreciation	39.6	12.2	18.5	43.4
Share-based payments expense	—	1.5	9.6	8.0
Deferred income tax benefit, net	1.3	(14.9)	15.4	(38.6)
Net investment and other (gains) losses	0.3	22.7	115.3	(32.6)
Undistributed earnings from alternative investment portfolio	(2.2)	(11.5)	(17.7)	(95.5)
Loss on disposals of long-lived assets, net	—	1.2	0.6	23.3
Foreign currency exchange (gains) losses	0.6	1.8	—	—
Impairment of goodwill and intangibles	—	—	28.5	43.2
Change in:
Accrued investment income	(3.3)	1.4	0.2	0.8
Receivables	98.5	614.3	(193.6)	47.4
Deferred acquisition costs	(7.2)	8.8	(12.6)	0.8
Ceded unearned premiums	31.6	(69.7)	88.4	65.7
Reserves for losses and loss adjustment expenses	17.2	(27.9)	446.2	210.8
Unearned premiums	(69.6)	(12.0)	(74.7)	7.2
Ceded reinsurance payable and funds held	(57.3)	20.1	(162.9)	(207.3)
Income taxes	0.1	14.6	(47.5)	(4.5)
Accrued underwriting expenses and other liabilities	(19.3)	18.7	14.7	3.0
Other, net	(14.3)	(77.2)	—	17.9
Cash provided by operating activities	16.9	293.7	53.2	99.7
Cash flows provided by (used in) investing activities:
Sales of fixed maturity investments	0.7	24.2	818.5	992.9
Maturities and mandatory calls of fixed maturity investments	22.3	139.3	380.1	717.7
Sales of equity securities	—	45.7	17.8	125.8
Sales of other investments	22.2	24.0	58.1	212.3
Purchases of fixed maturity investments	(10.1)	(11.9)	(1,093.6)	(1,932.9)
Purchases of equity securities	—	(0.3)	(1.0)	(5.3)
Purchases of other investments	(2.9)	(19.3)	(52.8)	(47.4)
Change in foreign regulatory deposits and voluntary pools	—	—	(6.7)	(27.1)
Purchase of mortgage loans	—	—	(159.9)	—
Change in short-term investments	24.1	(627.0)	26.1	(116.4)
Settlements of foreign currency exchange forward contracts	1.3	4.5	(22.0)	(1.2)
Proceeds from business divestitures, net of cash transferred	4.2	63.8	14.9	—
Purchases of fixed assets, net	—	(2.7)	(6.1)	18.0
Other, net	—	—	—	7.7
Cash provided by (used in) investing activities	61.8	(359.7)	(26.6)	(55.9)

ARGO GROUP INTERNATIONAL HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Successor	Predecessor
	Period from	Period from	For the Years Ended December 31,
	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	2022	2021
Cash flows provided by (used in) financing activities:
Activity under stock incentive plans	—	0.7	1.8	1.3
Payment of cash dividends to preferred stockholders	—	(10.5)	(10.5)	(10.5)
Payment of cash dividends to common stockholders	—	0.3	(43.4)	(43.7)
Cash used in financing activities	—	(9.5)	(52.1)	(52.9)
Effect of exchange rate changes on cash	—	0.3	0.4	6.4
Net change in cash and restricted cash including balances classified as held-for-sale	78.7	(75.2)	(25.1)	(2.7)
Net change in cash balances classified as held-for-sale (1)	—	70.8	(70.8)	—
Cash, restricted cash, and cash equivalents, beginning of period	712.9	50.2	146.1	148.8
Cash, restricted cash, and cash equivalents, end of period	$791.6	$45.8	$50.2	$146.1

(1) See Note 2 for details of the assets and liabilities classified as “held-for-sale” as of December 31, 2022.

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Business and Significant Accounting Policies
Business
Argo Group International Holdings, Inc. (“Argo Group,” “we” or the “Company”) is an underwriter of specialty insurance products in the property and casualty market. Argo Group US, Inc. (“Argo Group US”) is a subsidiary of Argo Financial Holding (Ireland) UC (“Argo Ireland”). Argo Re Ltd. (“Argo Re”), a Bermuda based company, is the parent of both Argo Ireland and Argo International Holdings, Ltd. Argo Re is directly owned by Argo Group.
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
International Operations is comprised of Argo Insurance Bermuda and Italy. This business provides a broad range of commercial property, casualty, professional liability and specialty coverages.
Our Run-off Lines segment includes liabilities associated with other liability policies that were issued in the 1960s, 1970s and into the 1980s, as well as the former risk-management business and other business no longer underwritten.
On February 2, 2023, we completed the sale of Argo Underwriting Agency Limited (“Syndicate 1200” or “AUA”) to Ohio Farmers Insurance Company (the “Buyer”), part of the Westfield group of insurance companies. AUA was a subsidiary of Argo International Holdings, Ltd. See Note 2, “Recent Acquisitions, Disposals & Other Transactions” for further information.
On November 16, 2023, we merged with Brookfield Reinsurance Ltd., which resulted in a change to Company’s ownership. See Merger below and Note 2, “Recent Acquisitions, Disposals & Other Transactions” for further information.
Merger
On February 8, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Brookfield Reinsurance Ltd. and BNRE Bermuda Merger Sub Ltd. (“Merger Sub”), a wholly-owned subsidiary of Brookfield Reinsurance Ltd. The Merger Agreement provides for the merger of the Merger Sub with and into us, which we refer to as the “Merger,” with us surviving the Merger as an indirect wholly-owned subsidiary of Brookfield Reinsurance Ltd.
On April 19, 2023, Argo stockholders approved the Merger and the Merger Agreement. The Company also received the required regulatory approvals for this transaction.
On November 16, 2023, we completed the Merger, which resulted in a change to Company’s ownership. Pursuant to the Merger Agreement, each share of common stock of the Company issued and outstanding immediately prior to the Merger was automatically canceled and converted into the right to receive an amount in cash equal to $30.00, without interest (the “Merger Consideration”).
Brookfield Reinsurance Ltd. elected to push-down its purchase accounting, which resulted in the Company reflecting the fair market value of our assets and liabilities as of November 16, 2023, in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The application of push-down accounting created a new basis of accounting for all of our assets and liabilities. As such, the Company’s financial position, results of operations, and cash flows subsequent to the acquisition are not comparable with those prior to November 16, 2023, and therefore have been separated to indicate pre-acquisition and post-acquisition periods. The pre-acquisition period through November 15, 2023 is referred to as the Predecessor. The post-acquisition period, November 16, 2023 and forward, includes the impact of push-down accounting and is referred to as the Successor. The summary of the total consideration paid for the Company by Brookfield Reinsurance Ltd. and Company’s fair values assigned to its assets and liabilities as of November 16, 2023 are presented in Note 2, “Recent Acquisitions, Disposals & Other Transactions.”

On November 16, 2023, each issued and outstanding depositary share, each representing a 1/1,000th interest in a share of 7.00% Resettable Fixed Rate Preferred stock, Series A, par value $1.00 per share, of the Company (each, a share of “preferred stock”), remains issued and outstanding as a depositary share. Each issued and outstanding share of preferred stock remains issued and outstanding as a share of preferred stock and is entitled to the same dividend and all other preferences and privileges, voting rights, relative, participating, optional and other special rights, and qualifications, limitations and restrictions set forth in the certificate of designations applicable to the preferred stock, which certificate of designations remains in full force and effect as an obligation of the Surviving Company in accordance with Section 109(2) of the Companies Act, as described further in the Merger Agreement.
Basis of Presentation and Use of Estimates
The Consolidated Financial Statements of Argo Group and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The major estimates reflected in our Consolidated Financial Statements include, but are not limited to, reserves for losses and loss adjustment expenses; reinsurance recoverables, including the reinsurance recoverables allowance for expected credit losses; fair value of investments and assessment of potential impairment, including the allowance for credit losses on fixed maturity securities; valuation of goodwill and intangibles, including those identified as part of purchase accounting related to the Merger, and our deferred tax asset valuation allowance. Actual results could differ from those estimates.
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
Accounting for business combinations requires significant estimates and assumptions, especially at the acquisition date. In determining the Company’s estimated fair value of assets acquired and liabilities assumed by Brookfield Reinsurance as part of the Merger, we used various recognized valuation methods including the income, market and cost approaches. Valuations were performed by independent valuation specialists under the Company’s supervision. The value of business acquired represents the fair value of the expected future profits in unearned premiums, net of reinsurance, utilizing primarily ultimate loss and expense related assumptions, for insurance contracts acquired as a result of the Merger. The fair value adjustment for reserves for losses and loss adjustment expenses represents the difference between the fair value and book value of unpaid incurred claims net of reinsurance recoveries. Value of business acquired is classified separately on our Consolidated Balances Sheets, while the fair value adjustment for reserves for losses and loss adjustment expenses is included in our other intangible assets. These intangible assets were based primarily on an income valuation technique with assumptions for: (i) settlement patterns that reflect an actuarial estimate of the expected future net cash flows, (ii) a discount rate that reflect a market participant’s view of (a) a reduction to those cash flows for the time value of money and (b) a risk component to reflect the net present value of profit that an investor would demand in return for the assumption of the development risk.
The Consolidated Financial Statements include the accounts and operations of Argo Group and its subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to financial information presented for prior years to conform to the current year’s presentation. Amounts related to trade capital providers, who are third-party capital participants that provided underwriting capital to the sold Syndicate 1200 are included in the balance sheet as held-for-sale at December 31, 2022. Trade capital providers participated on a quota share basis, assuming 100% of their contractual participation in the underwriting syndicate results and with such results settled on a year of account basis.
We have evaluated our investment in our eleven statutory trusts (collectively, the “Trusts”) under the Financial Accounting Standards Board’s (“FASB’s”) provisions for consolidation of variable interest entities under Accounting Standards Codification (“ASC”) Topic 810-10, “Consolidation,” as amended. We determined that the Trusts are variable interest entities due to the fact that the Trusts do not have sufficient equity to finance their activities without additional subordinate financial support from other parties. We do not have any power to direct the activities that impact the Trusts’ economic performance. We are not entitled to receive a majority of the residual returns of the Trusts. Additionally, we are not responsible for absorbing the majority of the expected losses of the Trusts; therefore, we are not the primary beneficiary and, accordingly, the Trusts are not included in our Consolidated Financial Statements.

Investments
Investments in fixed maturities at December 31, 2023 and 2022 include bonds and structured securities. Equity securities include common stocks, preferred stocks and mutual funds. Other investments consist of foreign regulatory deposits, hedge funds, private equity funds, private equity direct investments, and voluntary pools. Short-term investments consist of money market funds, certificates of deposit, bonds, sovereign debt and interest-bearing cash accounts. Investments with original maturities of over 90 days and less than one year are classified as short-term investments in our Consolidated Financial Statements as they are part of our investing activities. Previous to the Merger and the application of push-down accounting, the Company classified interest-bearing cash accounts and short-term investments with original maturities of 90 days or less as Short-term investments in our Consolidated Balance Sheets. Post Merger, these securities are classified in Cash, restricted cash and cash equivalents in our Consolidated Balance Sheets.
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
Our investments in fixed maturities are considered available-for-sale and are carried at fair value. As available-for-sale investments, changes in the fair value of fixed maturities are not recognized in income during the period, but rather are recognized as a separate component of stockholders’ equity until realized. Fair value of these investments is estimated using prices obtained from third-party pricing services, where available. For securities where we were unable to obtain fair values from a pricing service or broker, fair values were estimated using information obtained from investment advisors. We performed several processes to ascertain the reasonableness of these investment values by (1) obtaining and reviewing internal control reports for our service providers that obtain fair values from third-party pricing services, (2) obtaining and reviewing evaluated pricing methodology documentation from third-party pricing services and (3) comparing the security pricing received from a secondary third-party pricing service versus the prices used in the Consolidated Financial Statements and obtaining additional information for variances that exceeded a defined threshold. As of December 31, 2023, investments reported at fair value for which we did not receive a fair value from a pricing service or broker accounted for less than 2% of our investment portfolio. The actual value at which such securities could be sold or settled with a willing buyer or seller may differ from such estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller. The cost of securities sold is based on the specific identification method.
Commercial mortgage loans are carried at unpaid principal balances less allowance for credit losses, plus or minus adjustments for the accretion or amortization of discount or premium. Interest income on such loans is accrued as earned.
Our investments in equity securities are reported at fair value, changes in the fair value of equity securities are included in Net realized investment and other gains (losses) in the Consolidated Statements of Income (Loss).
Changes in the value of other investments consisting of hedge funds, private equity funds, private equity direct investments and voluntary pools are principally recognized in income during the period using the equity method of accounting. Our foreign regulatory deposits are assets held in trust in jurisdictions where there is a legal and regulatory requirement to maintain funds locally in order to protect policyholders. Lloyd’s was the appointed investment manager for the funds. The underlying assets were invested in government securities, agency securities and corporate bonds whose values were obtained from Lloyd’s. Our AUA business was sold in February 2023. Foreign currency future contracts held by us are valued by our counterparties using market driven foreign currency exchanges rates.
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

Effective January 1, 2020 with the adoption of ASU 2016-13 Financial Instruments-Credit Losses, we recognize credit losses on fixed maturities through an allowance account. For fixed maturities that we do not intend to sell or for which it is more likely than not we will not be required to sell prior to the anticipated recovery in value, we separate the credit component of the impairment from the component related to all other market factors and report the credit loss component to net realized investment gains (losses) in the Consolidated Statement of Income (Loss). The impairment related to all other market factors is reported as a separate component of stockholder’s equity in other comprehensive income (loss). The credit loss allowance account is adjusted for any additional credit losses or subsequent recoveries and the cost basis of the fixed maturity security is not adjusted.
For fixed maturity securities that we intend to sell or for which it is more likely than not that we will be required to sell before an anticipated recovery in value, the full amount of the impairment is recognized in Net realized investment and other gains (losses) in the Consolidated Statements of Income (Loss) and the cost basis of the fixed maturity security is adjusted to reflect the recognized realized loss. The new cost basis is not adjusted for any recoveries in fair value.
We report accrued investment income separately from fixed maturity securities and have elected to not measure an allowance for credit losses for accrued investment income. The write-off of investment income accrued for fixed maturities that have defaulted on interest payments is recognized as a loss in Net realized investment and other gains (losses), in the period of the default, in the Consolidated Statements of Income (Loss).
At December 31, 2022, amounts relating to Syndicate 1200 trade capital providers were reclassified to Assets held-for-sale on our Consolidated Balance Sheets. The results of operations and other comprehensive income exclude amounts relating to trade capital providers.
Cash, restricted cash, and cash equivalents
Cash, restricted cash, and cash equivalents consists of cash deposited in operating accounts with commercial banks and short-term investments with original maturities of 90 days or less. Previous to the Merger and the application of push-down accounting, the Company classified short-term investments with original maturities of 90 days or less as Short-term investments in our Consolidated Balance Sheets.
Premiums Receivables and Reinsurance Recoverables
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
As a result of push-down accounting due to the Merger, the fair value of the allowance for uncollectible premiums as well as reinsurance recoverables were nil as of November 16, 2023. The previous allowances were applied to the premium receivable or reinsurance recoverable balance, resulting in no net change in the asset.
At December 31, 2022, premiums receivable and reinsurance recoverables include amounts relating to the trade capital providers’ quota share, which were reclassified to Assets held-for-sale in our Consolidated Balance Sheets.

Recoveries occur when subsequent collection or litigation results in the receipt of amounts previously written off. Amounts recovered are applied against the allowance for expected credit losses. For further disclosures about the allowance for expected credit losses, see Note 4, “Allowance for Credit Losses.”
Deferred Acquisition Costs
Policy acquisition costs, which include commissions, premium taxes, fees and certain other costs of underwriting policies, are deferred, when such class of policies are profitable, and amortized over the same period in which the related premiums are earned. To qualify for capitalization, the policy acquisition cost must be directly related to the successful acquisition of an insurance contract. We continually review the methods of making such estimates and establishing the deferred costs with any adjustments made in the accounting period in which it arose.
The amortization of deferred acquisition costs is included in Underwriting, acquisition and general expenses in our Consolidated Statements of Income (Loss).
The Company evaluates the recoverability of deferred acquisition costs by determining if the future-earned premiums is greater than the expected future claims and expenses. The Company considers anticipated investment income in this determination. If a loss is probable on the unexpired portion of policies in force, a premium deficiency reserve is recognized. At December 31, 2023 and 2022, the deferred acquisition costs were considered fully recoverable and no premium deficiency reserve was recorded.
As a result of push-down accounting due to the Merger, the fair value of our deferred acquisition costs was nil as of November 16, 2023. Our deferred acquisition costs as of December 31, 2023 relates to policy acquisition costs incurred after November 16, 2023.
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
Goodwill, Value of Business Acquired and Other Intangible Assets
Goodwill and intangible assets are allocated to reporting units in which the results of operations for the acquired company are reported (see Note 19, “Segment Information” for further discussion). Intangible assets with a finite life are amortized over the estimated useful life of the asset. Goodwill and intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable.
We perform our annual goodwill and intangible asset impairment test on October 1 of each year.

The intangible asset amortization expense is reflected in Underwriting, acquisition and general expenses in our Consolidated Statements of Income (Loss).
Successor
The following table presents our intangible assets recognized on our Consolidated Balance Sheets as result of push-down accounting and the accumulated amortization:

	As of December 31,
	2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Value	Useful Life
Value of business acquired	$176.3	$(32.7)	$143.6	(a)
Other intangible assets:
Broker relations	21.5	(0.2)	21.3	13 to 16 years
Trade names	12.9	(0.3)	12.6	5 years
Insurance licenses	25.0	—	25.0	Indefinite
Leases	7.1	(0.1)	7.0	9 years
Internally developed software	16.5	(0.3)	16.2	5 to 7 years
Fair value adjustment for reserves for losses and loss adjustment expenses	102.8	(4.3)	98.5	(b)
Total other intangible assets	185.8	(5.2)	180.6
Total intangible assets	$362.1	$(37.9)	$324.2
(a) Amortized based on unearned premium earnout pattern.
(b) Amortized based on settlement pattern.
Total intangible asset amortization expense was $37.9 million for the period November 16, 2023 through December 31, 2023 (Successor).
The Company did not recognize any goodwill as a result of the Merger as the Company’s fair value of assets acquired and liabilities assumed exceeded the total consideration paid by $48.9 million, resulting in a bargain purchase. This amount is reflected as Additional paid-in capital on our Consolidated Balance Sheets as of the Merger Date. Refer to Note 2, “Recent Acquisitions, Disposals & Other Transactions” for additional detail.
The following table outlines the estimated future amortization expense related to definite lived intangible assets held as of December 31, 2023:

(in millions)
Years	As of December 31,
2024	$171.7
2025	39.8
2026	25.7
2027	17.4
2028	13.3
Thereafter	31.3
Total amortization expense	$299.2
Intangible asset amortization expense is included in Underwriting, acquisition and general expenses in our Consolidated Statements of Income (Loss).

Predecessor
In conjunction with our annual test, the estimated fair value of each reporting unit exceeded its carrying value for the year ended December 31, 2022, except for our Syndicate 1200 reporting unit. As a result of the announced sale of Argo Underwriting Agency Limited and its Lloyd’s Syndicate 1200, an estimated fair value was established for Syndicate 1200 that was below its carrying value. For the year ended December 31, 2022, we recorded a $28.5 million impairment charge in the third quarter, consisting of $17.3 million of indefinite lived intangible assets and $11.2 million of goodwill so that carrying value equals fair value.
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
Property and Equipment
Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and carried at cost less accumulated depreciation and are reported in Other assets in our Consolidated Balance Sheets. Depreciation is calculated using a straight-line method over the estimated useful lives of the assets, generally three to thirty-nine years. The accumulated depreciation for property and equipment was, $2.3 million and $144.7 million at December 31, 2023 and 2022, respectively. The net book value of our property and equipment at December 31, 2023 and 2022 was $31.1 million and $43.6 million, respectively. The depreciation expenses were $2.3 million for the period November 16, 2023 through December 31, 2023 (Successor), $9.1 million for the period January 1, 2023 through November 15, 2023 as compared to, $22.3 million, and $23.9 million for the years ended December 31, 2022, and 2021, respectively.
Derivative Instruments
We enter into short-term, currency spot and forward contracts to manage operational currency exposure from our non-USD insurance operations. The forward contracts are typically thirty to ninety days and are renewed as management deems necessary to accomplish the objectives of the contracts. These foreign currency forward contracts are carried at fair value in Other assets on our Consolidated Balance Sheets at December 31, 2023 and 2022, respectively. The realized and unrealized gains and losses are included in Net realized investment and other gains (losses) in our Consolidated Statements of Income (Loss). The forwards contracts are not designated as hedges for accounting purposes.

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
Retrospectively Rated Policies
We have written a number of workers compensation, property and other liability policies that are retrospectively rated. Under this type of policy, the policyholder or coverholder may be entitled, subsequent to coverage expiration, to a refund or may owe additional premiums based on the amount of losses incurred under the policy. The retrospective premium adjustments on certain policies are limited to a minimum or maximum premium adjustment, which is calculated as a percentage of the standard amount of premium charged during the life of the policy. Accrued retrospectively rated premiums have been determined based on estimated ultimate loss experience of the individual policyholder accounts. The estimated liability for return of premiums under retrospectively rated policies is included in Unearned premiums in our Consolidated Balance Sheets and was nil and $0.2 million at December 31, 2023 and 2022, respectively. The estimated amount included in premiums receivables for additional premiums due under retrospectively rated policies was $0.2 million and $0.2 million at December 31, 2023 and 2022, respectively.

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
Share-Based Payments
Compensation expense for share-based payments is recognized based on the measurement-date fair value for awards that will settle in shares. The fair value of our performance share and restricted share awards is based on the grant date closing market price. The fair value for our stock settled share appreciation rights is calculated using the Black-Sholes valuation model. Compensation expense for awards that are settled in equity are recognized on a straight line pro rata basis over the vesting period, adjusted for expected forfeitures. All unvested shares immediately prior to the Merger became fully vested as a result of the Merger. They were subsequently canceled and converted into a right to receive cash of $30 per share. See Note 14, “Share-based Compensation” for related disclosures.
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
Translation gains and losses related to our operations denominated in local currencies are recorded as a component of stockholders’ equity in our Consolidated Balance Sheets. At December 31, 2023 and 2022, the foreign currency translation adjustments were a loss of $0.1 million and $4.2 million, respectively. The change in the foreign currency translation adjustments was primarily driven by disposal of the Company’s Brazil and Malta operations. See Note 2, “Recent Acquisitions, Disposals & Other Transactions” for further discussion.
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
We recognize interest expense and penalties related to the unrecognized tax benefits in Interest expense and Underwriting, acquisition and general expenses, respectively, in our Consolidated Statements of Income (Loss).
We recognize valuation allowance in Income tax provision (benefit) in our Consolidated Statements of Income (Loss).

Supplemental Cash Flow Information
Interest paid and income taxes paid (recovered) were as follows:

	Successor	Predecessor
	Period from	Period from	For the Years Ended December 31,
	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	2022	2021
(in millions)
Senior unsecured fixed rate notes	$1.2	$8.2	$9.3	$9.3
Junior subordinated debentures	4.1	19.3	13.5	10.0
Other indebtedness	—	0.8	1.3	2.5
Total interest paid	$5.3	$28.3	$24.1	$21.8

Income taxes paid	0.1	0.2	26.2	43.0
Income taxes recovered	—	(0.1)	(2.1)	(2.6)
Income taxes paid, net	$0.1	$0.1	$24.1	$40.4
Recently Adopted Accounting Pronouncements
On October 9, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-06—Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). The amendments modify the disclosure or presentation requirements on a variety of Topics in the Codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements and also facilitate the comparison of entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. Further, the amendments align the requirements in the Codification with the SEC’s regulations.
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
On November 27, 2023, the FASB issued Accounting Standards Update 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements.
The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.
We plan to adopt ASU 2023-07 effective January 1, 2024. As ASU 2023-07 applies to disclosure requirements, the adoption of the standard is not anticipated to have a material impact on our profitability, financial position or cash flows.
On December 14, 2023, the FASB issued Accounting Standards Update 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments improve income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures.
The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted.
We are currently evaluating the requirements of ASU 2023-09. However, as they apply to disclosure requirements, the adoption of the standard is not anticipated to have a material impact on our profitability, financial position or cash flows.

2.    Recent Acquisitions, Disposals & Other Transactions
Merger
On November 16, 2023, the Company completed the Merger, which resulted in a change to the Company’s ownership. The Company became an indirect wholly-owned subsidiary of Brookfield Reinsurance Ltd.
Pursuant to ASC 805, the total value of the consideration transferred was $1,058.9 million. This which consisted of $1,056.6 million for 35,221,291 shares of common stock issued and outstanding immediately prior to the Merger which were automatically canceled and converted into the right to receive an amount in cash equal to $30.00, without interest, and a $2.3 million settlement of unvested employee stock. There is no contingent consideration arrangement in connection with the Merger.
The Merger resulted in a $48.9 million bargain purchase since the value of the net assets acquired exceeded the purchase consideration. The bargain purchase determination is consistent with the fact that the Company’s shares traded at a discount to book value, and when considering the circumstances surrounding the Company at the time of sale, including those related to the strategic review.
As the Merger resulted in a bargain purchase, which is uncommon, the values of certain assets and liabilities are considered preliminary in nature that are subject to adjustment as additional information is obtained. The valuations will be finalized within the measurement period which cannot exceed 12 months from the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in retrospective adjustments to the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.

The following table is a summary of the purchase price and the fair value of assets acquired and liabilities assumed as part of the Merger as of November 16, 2023:

As of
(in millions)	November 16, 2023
Consideration transferred settling 35,221,291 shares of outstanding common stock	$1,056.6
Consideration transferred settling unvested employee stock	2.3
Total consideration	$1,058.9

Assets
Investments:
Fixed maturities available-for-sale, at fair value	$2,525.3
Commercial mortgage loans	144.9
Equity securities, at fair value	11.7
Other investments	327.8
Short-term investments, at fair value	450.1
Total investments	3,459.8
Cash	712.9
Accrued investment income	17.1
Premiums receivable	306.8
Reinsurance recoverables	2,981.6
Other intangible assets	186.1
Current income taxes receivable, net	53.2
Deferred tax asset, net	54.0
Ceded unearned premiums	387.6
Operating lease right-of-use assets	51.6
Other assets	190.8
Value of business acquired	176.3
Total assets (1)	$8,577.8
Liabilities
Reserves for losses and loss adjustment expenses	5,526.4
Unearned premiums	986.2
Accrued underwriting expenses and other liabilities	92.0
Ceded reinsurance payable, net	257.4
Funds held	49.9
Senior unsecured fixed rate notes	127.9
Junior subordinated debentures	241.0
Operating lease liabilities	52.1
Total liabilities assumed (2)	$7,332.9

Fair value of net assets acquired	$1,244.9

Other claims on net assets:
Preferred stock	$137.1
Bargain purchase recognized in Additional paid-in capital	$48.9
(1) Reflects net fair value adjustments of $114.2 million to increase the total assets acquired, including value of business acquired and other intangible assets.
(2) Reflects net fair value adjustments of $80.9 million to reduce the total liabilities assumed.

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
As of December 31, 2022, the Company reported the assets and liabilities of this block of business as held-for-sale on Consolidated Balance Sheets with results continuing to be reported within the Consolidated Statements of Comprehensive Income (Loss) and the International Operations segment. The Company has determined that the Transaction does not represent a strategic shift, and therefore, does not meet the requirements for discontinued operations.
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
As a result of the sale, we realized a loss of $20.3 million in the first quarter of 2023, which is included as a component of Net realized investment and other gains (losses) in our Consolidated Statements of Comprehensive Income (Loss). This loss is due to the realization of unrealized investment losses, which was previously a component of accumulated other comprehensive income.
The total consideration was adjusted to $161.3 million based on a mutually agreed final closing balance sheet, which resulted in an additional $5.6 million of cash proceeds received by the Company in July 2023.
Since the sale of AUA, $12.9 million of the consideration placed in escrow was released to the Company.

The table below reflects the carrying amounts of assets and liabilities held-for-sale related to the pending disposition described above:

As of
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
The pretax net income (loss) of our held-for-sale business was $15.6 million, $66.8 million, and $22.4 million for the period January 1, 2023 through November 15, 2023 (Predecessor), 2022, and 2021, respectively. These amounts include business that is assumed from Westfield post the sale of the Syndicate.
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
Other Transactions
Loss Portfolio Transfer - U.S.
On August 8, 2022, the Company entered into a loss portfolio transfer agreement with a wholly-owned subsidiary of Enstar Group Limited (“Enstar”) covering a majority of the Company’s U.S. casualty insurance reserves, including construction, for accident years 2011 to 2019.
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
In addition, as a result of the anticipated loss portfolio transfer in the third quarter of 2022, the Company determined that it was more likely than not it would be required to sell certain securities before recovery of its amortized cost. As such, the Company recognized $34.2 million of realized losses related to the impairment of assets that were transferred at fair value to a third party at the close of the transaction. These losses were previously a component of accumulated other comprehensive income. In addition, in the fourth quarter of 2022, the Company recognized an additional $3.4 million loss at the close of the transaction. The realized losses are included as a component of Net realized investment and other gains (losses) in our Consolidated Statements of Income (Loss).
On November 9, 2022, the U.S. loss portfolio transaction with Enstar covering a majority of the Company’s U.S. casualty insurance reserves, including construction, for accident years 2011 to 2019 closed.
The estimated subject reserves transferred to Enstar on the closing date were $509.0 million, which represents the $746.0 million in loss reserves as of January 1, 2022, less estimated claims paid through October 31, 2022. On the closing date, the Company also transferred approximately $630.0 million of cash and investments to Enstar for which a portion was deposited into a Trust established to secure Enstar’s claim payment obligation to the Company. The financial statement impact of this transaction on the closing date, which was recorded in the fourth quarter of 2022, is a $509.0 million increase in Reinsurance recoverables, a reduction of $630.0 million in cash and investments, and an after-tax charge of approximately $100.0 million. The charge consists mainly of ceded premiums for a total of $121.0 million and is reflected in Earned premiums in our Consolidated Statements of Income (Loss). In 2023, the reserves ceded under the U.S. loss portfolio transfer exceeded the consideration paid by $82.4 million, and was reflected as a deferred gain liability included in Accrued underwriting expenses and other liabilities on the Consolidated Balance Sheets, net of amortization, prior to the Merger. The deferred gain was amortized to earnings using the recovery method over the estimated claims settlement period. At the time of the Merger, the deferred gain liability was eliminated as it has no future cash flows associated with it. In addition, any potential future adverse loss development covered under the loss portfolio transfer will not result in any deferred gains.
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

3.    Investments
As a result of the push-down accounting due the Merger, the amortized cost of our investments is based on the fair value as of November 16, 2023.
Included in our Assets held-for-sale at December 31, 2022 in our Consolidated Balance Sheets is $55.9 million, respectively, of assets managed on behalf of the trade capital providers, who are third-party participants that provide underwriting capital to the operations of Syndicates 1200 and 1910.
Fixed Maturities
The amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses, and fair value in fixed maturity investments were as follows:

December 31, 2023
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturities
U.S. Governments	$357.7	$4.5	$—	$—	$362.2
Foreign Governments	27.9	2.6	—	0.2	30.3
Obligations of states and political subdivisions	92.4	2.0	—	—	94.4
Corporate bonds	1,185.0	28.9	0.8	—	1,213.1
Commercial mortgage-backed securities	270.9	10.1	0.5	—	280.5
Residential mortgage-backed securities	235.2	13.6	—	—	248.8
Asset-backed securities	140.4	1.7	0.1	—	142.0
Collateralized loan obligations	212.0	2.1	—	—	214.1
Total fixed maturities	$2,521.5	$65.5	$1.4	$0.2	$2,585.4

December 31, 2022
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturities
U.S. Governments	$410.9	$—	$30.2	$—	$380.7
Foreign Governments	35.6	0.3	6.7	0.8	28.4
Obligations of states and political subdivisions	109.9	0.4	10.1	0.4	99.8
Corporate bonds	1,394.8	0.9	160.0	1.6	1,234.1
Commercial mortgage-backed securities	337.4	—	52.0	—	285.4
Residential mortgage-backed securities	320.0	0.2	50.2	—	270.0
Asset-backed securities	153.4	—	14.2	—	139.2
Collateralized loan obligations	254.4	0.3	16.8	—	237.9
Total fixed maturities	$3,016.4	$2.1	$340.2	$2.8	$2,675.5

Contractual Maturity
The amortized cost and fair values of fixed maturity investments as of December 31, 2023, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$290.2	$290.8
Due after one year through five years	1,019.7	1,037.4
Due after five years through ten years	322.1	337.7
Due after ten years	30.9	34.1
Structured securities	858.6	885.4
Total	$2,521.5	$2,585.4
The actual maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations. The model duration of the assets comprising our fixed maturity investment portfolio was 2.68 years and 3.29 years at December 31, 2023 and 2022, respectively.
Other Invested Assets
Details regarding the carrying value and unfunded investment commitments of other investments as of December 31, 2023 and 2022 were as follows:

December 31, 2023
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$56.2	$—
Private equity	250.3	93.4
Other	4.5	—
Total other investments	$311.0	$93.4

December 31, 2022
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$54.0	$—
Private equity	264.6	108.9
Other	4.6	—
Total other investments	$323.2	$108.9
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
•Other: Other includes participation in investment pools.

Unrealized Losses and Other-than-temporary Impairments
An aging of unrealized losses on our investments in fixed maturities is presented below:

December 31, 2023	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$—	$—	$—	$—	$—	$—
Foreign Governments	0.1	—	—	—	0.1	—
Obligations of states and political subdivisions	0.5	—	—	—	0.5	—
Corporate bonds	38.7	0.8	—	—	38.7	0.8
Commercial mortgage-backed securities	32.2	0.5	—	—	32.2	0.5
Residential mortgage-backed securities	2.9	—	—	—	2.9	—
Asset-backed securities	11.4	0.1	—	—	11.4	0.1
Collateralized loan obligations	21.4	—	—	—	21.4	—
Total fixed maturities	$107.2	$1.4	$—	$—	$107.2	$1.4

December 31, 2022	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$271.0	$18.1	$109.8	$12.1	$380.8	$30.2
Foreign Governments	16.7	4.9	2.6	1.8	19.3	6.7
Obligations of states and political subdivisions	67.4	4.1	24.3	6.0	91.7	10.1
Corporate bonds	695.1	68.3	519.6	91.7	1,214.7	160.0
Commercial mortgage-backed securities	144.2	18.6	141.2	33.4	285.4	52.0
Residential mortgage-backed securities	88.7	8.8	178.8	41.4	267.5	50.2
Asset-backed securities	93.3	7.5	45.9	6.7	139.2	14.2
Collateralized loan obligations	181.1	13.3	44.2	3.5	225.3	16.8
Total fixed maturities	$1,557.5	$143.6	$1,066.4	$196.6	$2,623.9	$340.2
We hold a total of 1,431 fixed maturity securities, of which 104 were in an unrealized loss position for less than one year and none were in an unrealized loss position for a period one year or greater as of December 31, 2023.
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
The following table presents a roll-forward of the changes in allowance for credit losses on available-for-sale fixed maturities by industry category for the months ending December 31, 2023 and 2022, respectively:

	Predecessor
	Foreign Governments	Obligations of states and political subdivisions	Corporate bonds	Asset backed securities	Total
Balance, January 1, 2022	$0.2	$—	$2.2	$0.1	$2.5
Securities for which allowance was not previously recorded	0.4	—	1.8	—	2.2
Securities sold during the period	(0.1)	—	(0.7)	—	(0.8)
Reductions for credit impairments	—	—	(1.4)	—	(1.4)
Additional net increases (decreases) in existing allowance	0.2	0.4	(0.3)	—	0.3
Balance, December 31, 2022	$0.7	$0.4	$1.6	$0.1	$2.8
Additions-initial adoption of accounting standard	—	—	—	—	—
Securities for which allowance was not previously recorded	0.1	0.5	2.1	—	2.7
Securities sold during the period	—	—	(0.7)	—	(0.7)
Reductions for credit impairments	—	—	—	—	—
Additional net increases (decreases) in existing allowance	0.3	(0.4)	(0.4)	—	(0.5)
Balance, November 15, 2023	$1.1	$0.5	$2.6	$0.1	$4.3

	Successor
Balance, November 16, 2023	$—	$—	$—	$—	$—
Additional net increases (decreases) in existing allowance	—	—	0.2	—	0.2
Balance, December 31, 2023	$—	$—	$0.2	$—	$0.2
Total credit impairment (gains) losses, net of allowance for credit losses, included in Net investment and other gains (losses) in the Consolidated Statements of Income (Loss) was $0.2 million for the period November 16, 2023 through December 31, 2023 (Successor), $2.2 million for the period January 1, 2023 through November 15, 2023 and $2.5 million for the year ended December 31, 2022, respectively.
For commercial mortgage loans, an allowance for credit losses is established at the time of origination or purchase, as necessary, and is updated each reporting period. Changes in the allowance for credit losses are recorded in Net investment and other gains (losses). This allowance reflects the risk of loss, even when that risk is remote, that is expected over the remaining contractual life of the loan. The allowance for credit losses considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions.

Commercial Mortgage Loans
Commercial mortgage loan investments are composed of participation interests in a portfolio of commercial mortgage loans. Loan collateral is diversified with regard to property type and geography. The following table presents loans by property type:

	December 31, 2023
(in millions)	Cost	Composition	Loan Count
Apartments	$76.1	52.6%	16
Hotel	22.4	15.4%	4
Industrial	26.0	18.0%	4
Retail	20.3	14.0%	4
Total	$144.8	100.0%	28

	December 31, 2022
(in millions)	Cost	Composition	Loan Count
Apartments	$87.4	54.5%	16
Hotel	25.0	15.6%	4
Industrial	26.0	16.3%	4
Retail	21.5	13.6%	4
Total	$159.9	100.0%	28

The following table presents our loans by Debt Service Coverage Ratio (“DSCR”):

	December 31, 2023
(in millions)	Cost	Loan Count
Less than 1.00	$36.2	8
1.00 to 1.50	29.4	6
Greater than 1.5 to 2.0	30.9	6
Greater than 2.0 to 3.0	36.0	6
Greater than 3.0 to 4.0	12.3	2
Total	$144.8	28

	December 31, 2022
(in millions)	Cost	Loan Count
1.00 to 1.50	$10.4	2
Greater than 1.5 to 2.0	60.4	10
Greater than 2.0 to 3.0	52.0	10
Greater than 3.0 to 4.0	25.8	4
Greater than 4.0	11.3	2
Total	$159.9	28

The following table presents loans by Loan To Value (“LTV”):

	December 31, 2023
(in millions)	Cost	Loan Count
Equal to or less than 50.0%	$12.3	2
Greater than 50.0% to 55.0%	9.1	2
Greater than 55.0% to 60.0%	18.9	4
Greater than 60.0% to 70.0%	37.3	6
Greater than 70.0%	67.2	14
Total	$144.8	28

	December 31, 2022
(in millions)	Cost	Loan Count
Equal to or less than 50.0%	$36.7	6
Greater than 50.0% to 55.0%	9.1	2
Greater than 55.0% to 60.0%	42.6	8
Greater than 60.0% to 70.0%	71.5	12
Total	$159.9	28

The following table presents loans by maturity:

	December 31, 2023
(in millions)	Cost	Loan Count
One Year or Less	$19.7	4
Greater than One Year and Less than Three	34.9	6
Greater than Three Years and Less than Five Years	32.4	6
Greater than Five Years and Less than Seven Years	17.2	4
Greater than Seven Years and Less than Ten Years	40.6	8
Total	$144.8	28

	December 31, 2022
(in millions)	Cost	Loan Count
Greater than One Year and Less than Three	$54.8	$10
Greater than Three Years and Less than Five Years	33.8	6
Greater than Five Years and Less than Seven Years	20.4	4
Greater than Seven Years and Less than Ten Years	50.9	8
Total	$159.9	28

Investment Gains and Losses
The following table presents our gross realized investment gains and losses:

	Successor	Predecessor
	Period from	Period from	For the Years Ended December 31,
(in millions)	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	2022	2021
Realized gains on fixed maturities and other:
Fixed maturities	$0.1	$0.6	$20.5	$30.6
Other investments, including short-terms	5.4	14.9	34.8	9.8
Other assets	—	—	—	3.3
	5.5	15.5	55.3	43.7
Realized losses on fixed maturities and other:
Fixed maturities	—	(25.7)	(29.9)	(11.8)
Other investments, including short-terms	(5.4)	(11.3)	(51.1)	(18.5)
Other assets	—	—	—	(12.5)
	(5.4)	(37.0)	(81.0)	(42.8)

Other net losses recognized on fixed maturities and other:
Credit gains (losses) on fixed maturities	(0.2)	(2.2)	(4.6)	0.6
Impairment related to change in intent(1)	—	(2.9)	(34.2)	—
Other(2)	—	(8.4)	(55.1)	(6.3)
	(0.2)	(13.5)	(93.9)	(5.7)

Equity securities
Net realized gains (losses) on equity securities	—	6.8	1.2	71.5
Change in unrealized gains (losses) on equity securities held at the end of the period	(0.2)	5.5	3.1	(34.1)
Net gains (losses) on equity securities	(0.2)	12.3	4.3	37.4
Net investment and other gains (losses) before income taxes	(0.3)	(22.7)	(115.3)	32.6
Income tax (benefit) provision	(0.1)	(6.8)	(10.0)	6.2
Net investment and other gains (losses), net of income taxes	$(0.2)	$(15.9)	$(105.3)	$26.4
(1) Refer to the Loss Portfolio Transfer - U.S. in Note 2, “Recent Acquisitions, Disposals & Other Transactions” for the year ended December 31, 2022.
(2) Refer to the sale of AGSE and Argo Seguros in Note 2, “Recent Acquisitions, Disposals & Other Transactions” for the year ended December 31, 2022.
The cost of securities sold is based on the specific identification method.
Changes in unrealized gains (losses) related to investments are summarized as follows:

	Successor	Predecessor
	Period from	Period from	For the Years Ended December 31,
(in millions)	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	2022	2021
Change in unrealized gains (losses)
Fixed maturities	$64.2	$41.2	$(383.7)	$(105.9)
Other and short-term investments	0.4	2.0	(0.8)	(1.0)
Net unrealized investment gains (losses) before income taxes	64.6	43.2	(384.5)	(106.9)
Income tax provision (benefit)	13.5	7.4	(71.7)	(21.5)
Net unrealized investment gains (losses), net of income taxes	$51.1	$35.8	$(312.8)	$(85.4)

Foreign Currency Exchange Forward Contracts
We entered into foreign currency exchange forward contracts primarily to manage operation currency exposure from our non-USD insurance operations. We also invested in a total return strategy which invested in multiple currencies, and that investment was terminated in mid-2021. The currency forward contracts are carried at fair value in our Consolidated Balance Sheets in Other liabilities and Other assets at December 31, 2023 and 2022. The net realized gains and (losses) are included in Net realized investment and other gains (losses) in our Consolidated Statements of Income (Loss).
The fair value of our foreign currency exchange forward contracts as of December 31, 2023 and 2022 was as follows:

	As of
(in millions)	December 31, 2023	December 31, 2022
Operational currency exposure	$1.8	$5.8
Asset manager investment exposure	(0.5)	(0.6)
Total	$1.3	$5.2
The following table presents our gross investment realized gains and losses on our foreign currency exchange forward contracts:

	Successor	Predecessor
	Period from	Period from	For the Years Ended December 31,
(in millions)	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	2022	2021
Realized gains
Operational currency exposure	$4.5	$12.0	$30.0	$16.5
Asset manager investment exposure	—	1.5	3.9	3.7
Total return strategy	—	—	—	13.0
Gross realized investment gains	4.5	13.5	33.9	33.2
Realized losses
Operational currency exposure	(2.9)	(11.4)	(46.3)	(28.9)
Asset manager investment exposure	(0.7)	(1.0)	(0.9)	(1.0)
Total return strategy	—	—	—	(12.0)
Gross realized investment losses	(3.6)	(12.4)	(47.2)	(41.9)
Net realized investment gains (losses) on foreign currency exchange forward contracts	$0.9	$1.1	$(13.3)	$(8.7)
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

	As of
(in millions)	December 31, 2023	December 31, 2022
Securities and cash on deposit for regulatory and other purposes	$153.4	$149.3
Securities pledged as collateral for letters of credit and other	109.2	169.8
Securities on deposit supporting Lloyd’s business (1)	—	171.4
Total restricted investments	$262.6	$490.5
(1) Argo Group was required to maintain Funds at Lloyd’s (“FAL”) to support its business for Syndicate 1200 and Syndicate 1910. At December 31, 2022 the amount of securities pledged for FAL was $171.4 million, which was provided by Argo Re, Ltd. FAL of $123.7 million held by Syndicate 1200 and 1910 was reclassified to Assets held-for-sale. During the second quarter 2023, the funds at Lloyd’s (FAL) previously used to support the activities of AUA and its subsidiaries, were released to the Company. See Note 2, “Recent Acquisitions, Disposals & Other Transactions” for additional information.

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
We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of December 31, 2023 and 2022. A description of the valuation techniques we use to measure assets at fair value is as follows:
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
Based on an analysis of the inputs, our financial assets and liabilities measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2023	Level 1 (1)	Level 2 (2)	Level 3 (3)
Fixed maturities
U.S. Governments	$362.2	$360.1	$2.1	$—
Foreign Governments	30.3	—	30.3	—
Obligations of states and political subdivisions	94.4	—	94.4	—
Corporate bonds	1,213.1	—	1,180.5	32.6
Commercial mortgage-backed securities	280.5	—	280.5	—
Residential mortgage-backed securities	248.8	—	248.8	—
Asset-backed securities	142.0	—	124.2	17.8
Collateralized loan obligations	214.1	—	214.1	—
Total fixed maturities	2,585.4	360.1	2,174.9	50.4
Equity securities	10.7	4.3	—	6.4
Other investments	0.2	—	0.2	—
Short-term investments	429.5	429.0	0.5	—
Derivatives	1.3	—	1.3	—
Total assets	$3,027.1	$793.4	$2,176.9	$56.8
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

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:
Fair Value Measurements Using Observable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2023	$40.7	$15.5	$56.2
Transfers into Level 3	5.6	—	5.6
Transfers out of Level 3	(5.6)	(7.6)	(13.2)
Total gains or losses (realized/unrealized):
Included in net income	(0.1)	(0.4)	(0.5)
Included in other comprehensive income	0.8	—	0.8
Purchases, issuances, sales, and settlements:
Purchases	10.6	—	10.6
Issuances	—	—	—
Sales	(0.5)	(1.1)	(1.6)
Settlements	(1.1)	—	(1.1)
Ending balance, December 31, 2023	$50.4	$6.4	$56.8
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2023	$—	$(0.8)	$(0.8)

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2022	$2.8	$14.7	$17.5
Transfers into Level 3	36.1	1.5	37.6
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in net income	(0.4)	(0.7)	(1.1)
Included in other comprehensive loss	(4.8)	—	(4.8)
Purchases, issuances, sales, and settlements:
Purchases	9.0	1.0	10.0
Issuances	—	—	—
Sales	(2.0)	(1.0)	(3.0)
Settlements	—	—	—
Ending balance, December 31, 2022	$40.7	$15.5	$56.2
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2022	$—	$(4.4)	$(4.4)
At December 31, 2023 and 2022, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.
The Company holds investments in commercial mortgage loans reported at cost, less an allowance for expected credit losses of $0.2 million, on the Consolidated Balance Sheets. As of December 31, 2023, the cost and estimated fair value of the investments in commercial mortgage loans were:

	As of
	December 31, 2023		December 31, 2022
(in millions)	Cost	Fair Value	Cost	Fair Value
Commercial Mortgage Loans	$144.8	$148.8	$159.9	$150.7

4.    Allowance for Credit Losses
Premiums receivable
The following table represents the balances of premiums receivable, net of allowance for estimated uncollectible premiums, including expected lifetime credit losses, as of December 31, 2023, 2022 and 2021, and the changes in the allowance for the period November 16, 2023 through December 31, 2023 (Successor), January 1, 2023 through November 15, 2023 (Predecessor), and for the years ended December 31, 2022 and 2021.

	Predecessor
(in millions)	Premiums Receivable, Net of Allowance for Estimated Uncollectible Premiums	Allowance for Estimated Uncollectible Premiums
Balance, December 31, 2021	$648.6	$5.7
Current period change for estimated uncollectible premiums		0.2
Write-offs of uncollectible premiums receivable		(1.2)
Balance, December 31, 2022	$292.0	$4.7
Current period change for estimated uncollectible premiums		5.4
Write-offs of uncollectible premiums receivable		(2.7)
Balance, November 15, 2023	$306.8	$7.4

	Successor
Balance, November 16, 2023	$306.8	$—
Current period change for estimated uncollectible premiums		3.3
Write-offs of uncollectible premiums receivable		(0.3)
Balance, December 31, 2023	$230.7	$3.0

Reinsurance Recoverables
The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, including expected credit losses, at December 31, 2023, 2022 and 2021, and changes in the allowance for the period November 16, 2023 through December 31, 2023 (Successor), January 1, 2023 through November 15, 2023 (Predecessor), and for the years ended December 31, 2022 and 2021.

	Predecessor
(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance
Balance, December 31, 2021	$2,966.4	$3.8
Current period change for estimated uncollectible reinsurance		1.7
Reclassified to assets held-for-sale		(0.8)
Balance, December 31, 2022	$3,029.1	$4.7
Balance, November 15, 2023	$2,981.6	$4.7

	Successor
Balance, December 31, 2023	$2,959.3	$—
We primarily utilize A.M. Best credit ratings when determining the allowance, adjusted as needed based on our historical experience with the reinsurers. Certain of our reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.
5.    Leases
Our operating lease obligations are for office facilities. Our leases have remaining lease terms ranging between less than 1 year and 10 years, some of which include options to extend the leases.
The lease information is as follows:

	December 31,
	2023	2022
(in millions)
Operating leases right-of-use assets (1)	$51.2	$57.7
Operating lease liabilities (2)	51.4	66.4

Operating lease weighted-average remaining lease term	7.70	8.22
Operating lease weighted-average discount rate	6.13%	3.44%
(1) $0.5 million of Operating leases right-of-use-assets were reclassified to assets held-for-sale. See Note 2, “Recent Acquisitions, Disposals & Other Transactions” at December 31, 2022.
(2) $0.5 million of Operating lease liabilities were reclassified to liabilities held-for-sale. See Note 2, “Recent Acquisitions, Disposals & Other Transactions” at December 31, 2022.

	Successor	Predecessor
	Period from	Period from
	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	For the Year Ended December 31, 2022
(in millions)
Operating lease costs	$0.7	$5.2	$8.1
Variable lease costs	0.5	3.3	4.7
Sublease income	(0.1)	(0.9)	(1.0)
Total lease costs	$1.1	$7.6	$11.8

Our short-term leases as of December 31, 2023 and 2022 were not material.
Future minimum lease payments under operating leases as of December 31, 2023 were as follows:

December 31,
(in millions)	2023
2024	8.9
2025	9.1
2026	8.9
2027	8.3
2028	6.9
Thereafter	22.5
Total future minimum lease payments	$64.6
Less imputed interest	(13.2)
Total operating lease liability	$51.4
6.    Reinsurance
We reinsure certain risks with other insurance companies. Such arrangements serve to limit our maximum loss on certain individual risks as well as on catastrophes and large or unusually hazardous risks. We are liable to our insureds for reinsurance ceded in the event our reinsurers do not meet their obligations. Thus, a credit exposure exists with respect to reinsurance ceded to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. Our allowance for uncollectible reinsurance balances receivable on paid losses and incurred claims was nil at December 31, 2023 as compared to $4.7 million at December 31, 2022 (see Note 4, “Allowance for Credit Losses” for additional information). Under certain reinsurance agreements, collateral, including letters of credit, is held to secure performance of reinsurers in meeting their obligations. The amount of such collateral was $1,212.2 million and $1,299.3 million at December 31, 2023 and December 31, 2022, respectively. The collateral we hold does not apply to our entire outstanding reinsurance recoverable. Rather, collateral is provided on an individual contract basis, as appropriate. For each individual reinsurer, the collateral held may exceed or fall below the total outstanding recoverable from that individual reinsurer.
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
In light of collateral held, we believe that no exposure to a single reinsurer represents an inappropriate concentration of credit risk to the Company. Gross reinsurance assets due from reinsurers exceeding five percent of our total reinsurance assets were approximately $945.0 million and $1,244.3 million at December 31, 2023 and 2022, respectively, of which approximately $465.1 million and $564.0 million, respectively, was secured by collateral.
Estimated losses recoverable from reinsurers and the ceded portion of unearned premiums are reported as assets in our Consolidated Balance Sheets. Included in Reinsurance recoverables are paid loss recoverables of $161.9 million and $190.6 million as of December 31, 2023 and 2022, respectively. Earned premiums and losses and loss adjustment expenses are reported net of reinsurance in our Consolidated Statements of Income (Loss).
Losses and loss adjustment expenses were $94.2 million for the period November 16, 2023 through December 31, 2023 (Successor), $1,043.2 million for January 1, 2023 through November 15, 2023 (Predecessor), and, $1,166.9 million and $1,314.6 million for the years ended December 31, 2022, and 2021, respectively, are net of amounts ceded to reinsurers of $79.3 million, $607.3 million, $958.8 million and $829.6 million, respectively.
We are required to accept certain assigned risks and other legally mandated reinsurance obligations. Prior to the mid-1980s, we assumed various forms of casualty reinsurance for which we continue to maintain reserves for losses and loss adjustment expenses (see Note 8, “Run-off Lines”). For such assumed reinsurance transactions, we engage in various monitoring steps that are common with assumed reinsurance such as ongoing claims reviews. We assumed property related reinsurance primarily through, Argo Re and Ariel Re, and casualty related reinsurance.

Premiums were as follows:

	Successor	Predecessor
	Period from	Period from	For the Years Ended December 31,
	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	2022	2021
(in millions)
Direct written premiums	$186.0	$1,907.9	$2,682.8	$2,990.6
Reinsurance ceded to other companies	(66.8)	(803.6)	(1,106.7)	(1,203.9)
Reinsurance assumed from other companies	5.1	40.4	165.4	190.6
Net written premiums	$124.3	$1,144.7	$1,741.5	$1,977.3
Direct earned premiums	$252.3	$1,906.5	$2,757.8	$2,917.7
Reinsurance ceded to other companies	(98.4)	(724.9)	(1,205.3)	(1,272.7)
Reinsurance assumed from other companies	8.4	44.3	187.9	265.1
Net earned premiums	$162.3	$1,225.9	$1,740.4	$1,910.1
Percentage of reinsurance assumed to net earned premiums	5.2%	3.6%	10.8%	13.9%

Loss Portfolio Transfer - U.S.
On November 9, 2022, the U.S. loss portfolio transaction with Enstar covering a majority of the Company’s U.S. casualty insurance reserves, including construction, for accident years 2011 to 2019 closed. See Note 2, “Recent Acquisitions, Disposals & Other Transactions” for further discussion.

7.     Reserves for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	Successor	Predecessor
	Period from	Period from	For the Years Ended December 31,
(in millions)	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	2022	2021
Net reserves beginning of the period	$2,734.6	$2,213.1	$3,123.2	$2,906.1
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	94.2	775.3	1,102.2	1,176.3
Prior accident years	—	267.9	64.7	138.3
Losses and LAE incurred during calendar year, net of reinsurance	94.2	1,043.2	1,166.9	1,314.6
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	33.5	100.6	171.5	180.8
Prior accident years	51.8	427.3	828.0	688.4
Losses and LAE payments made during current calendar year, net of reinsurance:	85.3	527.9	999.5	869.2
Add/(Deduct):
Divestitures (1)	—	24.4	(35.2)	—
Reclassified to liabilities held-for-sale (2)	—	—	(313.0)	—
Net reserves ceded to Syndicate 1200 (2)	—	—	(129.6)	—
Deferred gain on U.S. loss portfolio transfer, net of amortization	—	(40.9)	—	—
Loss portfolio transfer:
U.S. (3)	—	—	(472.6)	—
Syndicate 1200 (for years of account 2019 and 2018) (4)	—	—	(144.0)	—
Reinsurance to close transaction (for years of account 2017 and prior) (5)	—	—	—	(219.7)
Retroactive reinsurance (6)	—	21.7	—	—
Change in participation interest (7)	—	—	34.3	8.4
Total net reserve adjustments	—	5.2	(1,060.1)	(211.3)
Foreign exchange adjustments	3.6	1.0	(17.4)	(17.0)
Net reserves - end of period	2,747.1	2,734.6	2,213.1	3,123.2
Add:
Reinsurance recoverables on unpaid losses and LAE, end of year	2,797.4	2,791.8	2,838.5	2,471.8
Gross reserves - end of period	$5,544.5	$5,526.4	$5,051.6	$5,595.0
(1)For the period ended November 15, 2023, the adjustment relates to the year-to-date activity of Syndicate 1200 and on reinsurance contracts with AUA subsidiaries. Refer to the sale of Argo Underwriting Agency Limited in Note 2, “Recent Acquisitions, Disposals & Other Transactions” for additional information. For the period ended December 31, 2022, refer to the sale of Argo Seguros and AGSE in Note 2, “Recent Acquisitions, Disposals & Other Transactions” for additional information.
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
(6)In connection with the sale of AUA, the Company entered into two retroactive reinsurance agreements with AUA subsidiaries.
(7)Amount represents the change in reserves due to changing our participation in Syndicates 1200 and 1910.

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
The Company did not incur net losses and loss adjustment expenses attributed to the COVID-19 pandemic for the year ended December 31, 2023 and December 31, 2022. Underwriting results for the years ended December 31, 2021 included net losses and loss adjustment expenses attributed to the COVID-19 pandemic of $12.4 million, primarily resulting from contingency and property exposures in the Company’s International Operations. Property losses relate to sub-limited affirmative business interruption coverage, primarily in certain International markets, as well as expected costs associated with claims handling.
The impact from the net unfavorable (favorable) development of prior accident years’ losses and LAE reserves on each reporting segment is presented below:

	Predecessor
	Period from	For the Years Ended December 31,
(in millions)	January 1, 2023 through November 15, 2023	2022	2021
U.S. Operations	$246.3	$64.5	$120.9
International Operations	21.4	(2.7)	(26.9)
Run-off Lines	0.2	2.9	44.3
Total (favorable) unfavorable prior-year development	$267.9	$64.7	$138.3
The Company did not recognize any development of prior accident years’ losses and LAE reserves for the period November 16, 2023 through December 31, 2023 (Successor).
The following describes the primary factors behind each segment’s net prior accident year reserve development for the period for January 1, 2023 through November 15, 2023 (Predecessor), and years ended December 31, 2022 and 2021:
Period ended January 1, 2023 through November 15, 2023 (Predecessor):
•U.S. Operations: Net unfavorable development primarily related to liability lines and professional lines, including the impact of large losses partially offset by favorable development in specialty lines. The liability lines movement was largely due to businesses we have exited. The professional lines movement largely impacted accident years 2019 through 2021.
•International Operations: Net unfavorable development primarily related to unfavorable development in professional and liability lines in Argo Insurance Bermuda.
•Run-off Lines: Net unfavorable development primarily related to asbestos and environmental lines largely offset by favorable loss reserve development in run-off workers compensation and liability losses excluding asbestos and environmental.
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
Actuarial models base future emergence on historic experience, with adjustments for current trends, and the appropriateness of these assumptions involved more uncertainty as of December 31, 2023. We expect there will be impacts to the timing of loss emergence and ultimate loss ratios for certain coverages we underwrite. The industry is experiencing new issues, including the temporary suspension of civil court cases in most states, the extension of certain statutes of limitations and the impact on our insureds from a significant reduction in economic activity. Our booked reserves include consideration of these factors, but legislative, regulatory or judicial actions could result in loss reserve deficiencies and reduce earnings in future periods.
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
•Liability: general and products liability
•Professional: directors and officers liability, errors and omissions liability and employment practices liability
•Property: a wide range of commercial, industrial and residential property
Run-off Lines Segment
We have a Run-off Lines segment for certain products that we no longer underwrite, including asbestos and environmental claims. We have excluded the Run-off Lines segment from the following disaggregated short-duration contract disclosures due to its insignificance to our consolidated financial position and results of operations, both quantitatively and qualitatively. Gross reserves for losses and LAE in Run-off Lines account for less than 4% of our consolidated gross reserves for losses and LAE, and are primarily related to accident years prior to the mid-1990s. As such, claims development tables for the most recent ten accident years would not provide meaningful information to users of our financial statements, as the majority of the remaining reserves for losses and LAE would be for accident years not separately presented. See Note 8, “Run-off Lines,” for further information on this segment, including discussion of prior accidents years’ development.

Loss Portfolio Transfers
On August 8, 2022, the Company entered into a loss portfolio transfer agreement with a wholly-owned subsidiary of Enstar covering a majority of the Company’s U.S. casualty insurance reserves, including construction, for accident years 2011 to 2019. See Note 2, “Recent Acquisitions, Disposals & Other Transactions” for additional information on the U.S. loss portfolio transfer. The activity in the claims development table includes the impact of this agreement.
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
As described above, various actuarial methods are used to determine the reserves for losses and LAE recorded in our Consolidated Balance Sheets. Weightings of methods at a detailed level may change from evaluation to evaluation based on a number of observations, measures, and time elements. In comparing loss reserve methods and assumptions used at December 31, 2023 as compared with methods and assumptions used at December 31, 2022, management has not changed or adjusted methodologies or assumptions in any significant manner.
Incurred & Paid Claims Development Disclosures
The following tables provide information about incurred and cumulative paid losses and allocated loss adjustment expenses (“ALAE”), net of reinsurance. The following tables also include IBNR reserves plus expected development on reported claims and the cumulative number of reported claims as of December 31, 2023.

Reporting Segment: U.S. Operations Line of Business: Liability (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)	2022 (1)	2023 (1)
2014	$328.6	$337.1	$330.0	$326.3	$323.9	$321.9	$327.4	$341.3	$310.7	$312.1
2015		339.8	343.8	330.3	328.7	328.0	335.4	347.9	318.9	321.5
2016			342.6	350.5	342.4	353.0	355.3	379.0	349.1	354.5
2017				374.8	373.7	384.3	397.7	431.7	385.2	391.2
2018					426.1	430.4	414.5	420.4	366.5	390.7
2019						421.1	423.7	427.1	318.6	353.1
2020							404.2	386.7	371.1	433.9
2021								416.4	419.1	461.2
2022									439.5	466.9
2023										435.8
									Total	$3,920.9

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)	2022 (1)	2023 (1)
2014	$32.4	$91.0	$154.6	$206.9	$240.6	$266.3	$283.2	$291.4	$304.4	$305.8
2015		33.7	86.9	140.2	195.6	236.4	263.9	289.3	305.6	307.2
2016			28.5	84.5	144.1	217.1	255.6	293.8	327.1	331.8
2017				27.8	83.0	158.8	238.5	295.2	348.0	354.2
2018					34.3	98.9	175.8	245.5	315.9	335.7
2019						32.4	113.6	186.1	260.1	290.6
2020							25.6	85.9	149.0	228.7
2021								27.5	83.1	164.8
2022									27.2	92.0
2023										22.4
									Total	$2,433.2
Other Property outstanding liabilities including unpaid loss and ALAE prior to 2014, net of reinsurance										58.7
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$1,546.4

	As of December 31, 2023
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2014	$312.1	$(7.0)	22,319
2015	321.5	(1.3)	20,936
2016	354.5	4.9	18,105
2017	391.2	0.1	20,982
2018	390.7	6.1	23,539
2019	353.1	(4.2)	22,976
2020	433.9	115.1	18,812
2021	461.2	211.7	15,248
2022	466.9	291.5	13,729
2023	435.8	361.0	10,514
(1)Information presented for calendar years prior to 2023 is required supplementary information and is unaudited.
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

Reporting Segment: U.S. Operations Line of Business: Professional (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)	2022 (1)	2023 (1)
2014	$22.4	$22.4	$26.0	$33.7	$36.2	$35.4	$35.1	$34.4	$32.7	$32.7
2015		29.9	29.5	33.2	34.0	37.1	37.9	38.3	31.3	31.3
2016			44.2	44.8	45.1	42.9	35.5	43.0	43.5	46.1
2017				60.1	61.8	78.3	87.9	99.5	87.0	87.3
2018					70.8	73.2	79.2	94.8	88.5	87.8
2019						94.4	96.8	105.0	94.5	117.7
2020							152.6	142.6	127.8	160.0
2021								177.8	159.5	159.6
2022									185.4	169.1
2023										164.0
									Total	1,055.6

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)	2022 (1)	2023 (1)
2014	$2.3	$5.4	$15.1	$24.1	$25.5	$32.3	$33.3	$33.6	$33.5	$33.6
2015		1.8	8.3	15.6	20.8	26.2	31.3	31.7	33.8	33.8
2016			2.4	11.9	24.6	28.9	30.8	34.4	38.3	43.5
2017				3.5	24.9	38.0	59.7	77.9	85.5	85.5
2018					4.5	16.7	43.8	62.6	78.8	79.7
2019						4.9	32.9	50.0	81.7	92.9
2020							13.3	36.4	70.5	81.6
2021								12.2	39.6	54.7
2022									14.3	25.7
2023										4.1
									Total	$535.1
Other Property outstanding liabilities including unpaid loss and ALAE prior to 2014, net of reinsurance										11.5
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$532.0

	As of December 31, 2023
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2014	$32.7	$(0.8)	1,044
2015	31.3	(2.5)	1,832
2016	46.1	2.2	3,264
2017	87.3	(9.7)	3,774
2018	87.8	(3.7)	4,298
2019	117.7	15.4	4,901
2020	160.0	41.6	5,012
2021	159.6	68.4	5,153
2022	169.1	122.1	5,120
2023	164.0	141.8	4,396
(1)Information presented for calendar years prior to 2023 is required supplementary information and is unaudited.
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

Reporting Segment: U.S. Operations Line of Business: Property (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)	2022 (1)	2023 (1)
2014	$80.4	$82.2	$77.0	$77.1	$76.9	$76.9	$76.1	$76.0	$76.1	$74.8
2015		74.0	73.4	69.9	68.9	69.1	69.2	69.2	68.4	67.8
2016			59.4	57.6	57.1	56.6	56.6	56.5	54.2	54.4
2017				75.2	79.6	86.9	94.9	94.5	97.4	91.3
2018					89.2	93.1	95.1	96.9	102.4	101.1
2019						91.4	88.8	98.4	97.9	90.3
2020							129.5	133.2	133.1	134.0
2021								111.7	114.8	116.7
2022									103.1	104.4
2023										94.7
									Total	$929.5

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)	2022 (1)	2023 (1)
2014	$51.6	$73.1	$75.7	$76.4	$76.3	$76.4	$76.1	$76.0	$76.0	$76.0
2015		44.6	67.6	68.6	67.9	68.3	68.5	69.0	68.6	68.6
2016			39.4	55.2	55.8	56.1	56.4	56.3	54.5	54.5
2017				54.4	95.3	113.9	100.8	88.4	95.1	90.5
2018					61.3	126.7	107.0	98.8	101.4	102.5
2019						55.8	82.4	90.9	94.0	96.0
2020							75.9	116.6	121.6	126.6
2021								71.3	118.3	118.2
2022									52.2	94.7
2023										59.1
									Total	886.7
Other Property outstanding liabilities including unpaid loss and ALAE prior to 2014, net of reinsurance										0.5
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$43.3

	As of December 31, 2023
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2014	$74.8	$(1.2)	8,057
2015	67.8	(0.8)	7,362
2016	54.4	(0.1)	7,701
2017	91.3	(2.6)	9,930
2018	101.1	(4.3)	10,881
2019	90.3	(6.9)	11,496
2020	134.0	(6.4)	11,379
2021	116.7	(5.8)	10,312
2022	104.4	2.6	9,119
2023	94.7	16.2	7,707
(1)Information presented for calendar years prior to 2023 is required supplementary information and is unaudited.
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

Reporting Segment: U.S. Operations Line of Business: Specialty (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)	2022 (1)	2023 (1)
2014	$13.1	$13.1	$8.9	$6.0	$4.8	$4.6	$4.6	$4.1	$4.1	$4.1
2015		14.8	14.3	9.5	5.5	1.2	0.5	0.3	0.2	0.2
2016			15.0	15.0	11.2	6.2	4.7	3.3	3.2	2.8
2017				16.2	16.2	7.6	0.9	0.7	0.7	0.6
2018					20.9	17.4	3.3	3.5	3.5	3.3
2019						22.7	8.5	5.6	5.9	5.8
2020							25.4	10.3	15.9	15.0
2021								27.9	5.2	2.0
2022									33.0	28.9
2023										34.6
									Total	$97.3

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)	2022 (1)	2023 (1)
2014	$1.1	$3.3	$4.0	$4.0	$4.1	$4.1	$4.0	$4.1	$4.1	$4.1
2015		0.2	0.1	0.2	0.3	0.3	0.3	0.3	0.2	0.2
2016			1.3	1.6	2.2	2.2	2.2	2.8	2.8	2.8
2017				0.3	0.1	—	0.1	0.2	0.2	0.2
2018					—	0.7	1.7	1.2	2.4	2.9
2019						0.7	0.7	3.2	5.4	5.2
2020							0.3	7.6	10.6	10.5
2021								0.2	1.4	1.6
2022									0.1	13.4
2023										1.1
									Total	42.0
Other Property outstanding liabilities including unpaid loss and ALAE prior to 2014, net of reinsurance										0.6
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$55.9

	As of December 31, 2023
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2014	$4.1	$—	20
2015	0.2	—	14
2016	2.8	0.1	46
2017	0.6	0.4	62
2018	3.3	0.3	82
2019	5.8	0.1	124
2020	15.0	—	274
2021	2.0	0.3	291
2022	28.9	5.6	257
2023	34.6	33.1	175
(1)Information presented for calendar years prior to 2023 is required supplementary information and is unaudited.
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
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)	2022 (1)	2023 (1)
2014	$9.8	$9.8	$9.8	$6.2	$1.5	$2.3	$2.3	$1.6	$1.6	$1.6
2015		11.3	14.3	24.8	35.4	45.4	45.1	51.3	50.3	50.3
2016			13.9	14.0	14.0	6.6	6.1	0.8	2.4	6.5
2017				17.1	17.3	26.9	30.3	37.3	44.3	46.2
2018					8.9	32.1	26.6	24.2	22.9	19.8
2019						13.3	13.6	13.8	13.3	13.3
2020							23.3	24.9	12.4	12.4
2021								12.3	11.4	12.4
2022									11.1	11.1
2023										12.7
									Total	$186.3

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)	2022 (1)	2023 (1)
2014	$—	$—	$0.1	$0.1	$1.2	$1.2	$1.4	$1.4	$1.4	$1.4
2015		—	—	16.1	20.3	26.6	34.8	38.9	50.2	50.3
2016			—	—	—	0.1	0.1	0.2	0.3	0.3
2017				—	3.3	3.4	18.0	19.7	22.0	27.6
2018					—	13.8	18.3	18.5	18.5	19.1
2019						—	0.1	0.7	0.6	0.9
2020							0.8	7.0	0.5	0.6
2021								—	—	0.3
2022									—	—
2023										—
									Total	$100.5
Other Property outstanding liabilities including unpaid loss and ALAE prior to 2014, net of reinsurance										2.5
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$88.3

	As of December 31, 2023
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2014	$1.6	$(0.4)	1,361
2015	50.3	—	1,629
2016	6.5	6.0	1,969
2017	46.2	7.8	2,176
2018	19.8	0.4	1,159
2019	13.3	12.4	1,254
2020	12.4	7.0	1,434
2021	12.4	6.2	1,436
2022	11.1	11.1	1,293
2023	12.7	12.5	1,519
(1)Information presented for calendar years prior to 2023 is required supplementary information and is unaudited.
(2)The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims.

Reporting Segment: International Operations Operating Division: Argo Insurance Bermuda Line of Business: Professional (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)	2022 (1)	2023 (1)
2014	$4.0	$4.0	$4.0	$4.0	$3.9	$10.2	$12.5	$8.1	$10.1	$10.1
2015		4.9	4.9	4.9	2.7	5.0	5.2	7.3	7.9	5.2
2016			6.7	6.7	4.8	3.1	7.3	3.1	1.9	3.8
2017				7.6	7.6	9.7	9.5	12.4	10.5	15.3
2018					8.3	8.3	8.0	6.5	21.3	36.8
2019						9.6	8.7	16.4	18.3	18.1
2020							10.4	10.4	10.4	11.1
2021								13.0	13.0	12.3
2022									9.5	9.4
2023										15.9
									Total	$138.0

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2014 (1)	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)	2022 (1)	2023 (1)
2014	$—	$—	$—	$0.3	$1.0	$0.4	$3.2	$0.4	$0.4	$0.4
2015		—	—	—	—	—	—	2.9	2.9	4.0
2016			—	—	—	—	—	—	—	0.1
2017				0.1	0.1	4.9	9.8	9.8	9.8	9.9
2018					—	—	2.0	2.1	6.0	6.1
2019						2.0	0.6	0.6	0.7	0.7
2020							—	—	—	6.1
2021								—	—	—
2022									—	—
2023										—
									Total	27.3
Other Property outstanding liabilities including unpaid loss and ALAE prior to 2014, net of reinsurance										3.2
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$113.9

	As of December 31, 2023
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2014	$10.1	$2.3	1,130
2015	5.2	1.1	1,158
2016	3.8	3.7	1,280
2017	15.3	5.3	1,471
2018	36.8	23.0	1,101
2019	18.1	7.1	1,111
2020	11.1	5.0	965
2021	12.3	11.5	858
2022	9.4	9.4	844
2023	15.9	15.8	883
(1)Information presented for calendar years prior to 2023 is required supplementary information and is unaudited.
(2)The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims.

The reconciliation of the net incurred and paid development tables to the liability for unpaid losses and LAE in our Consolidated Balance Sheets is as follows:

(in millions)	As of December 31, 2023
Liabilities for unpaid losses and ALAE:
US Operations:
Liability	$1,546.4
Professional	532.0
Property	43.3
Specialty	55.9
International Operations:
Argo Insurance Bermuda- Liability	88.3
Argo Insurance Bermuda- Professional	113.9
Run-off Lines	147.7
Other lines	169.7
Total liabilities for unpaid losses and ALAE, net of reinsurance	2,697.2

Reinsurance recoverables on unpaid losses and LAE:
US Operations:
Liability	1,382.6
Professional	424.4
Property	169.9
Specialty	25.5
International Operations:
Argo Insurance Bermuda- Liability	246.3
Argo Insurance Bermuda- Professional	181.7
Run-off Lines	53.2
Other lines	313.8
Total reinsurance recoverables on unpaid losses and LAE	2,797.4

Unallocated loss adjustment expenses	70.7
Unamortized reserve discount	(20.8)
Gross liability for unpaid losses and LAE	$5,544.5

Other lines in the table above are comprised of lines of business and operating divisions within our two ongoing reporting segments which are not individually significant for separate disaggregated disclosure.

Claims Duration
The following table provides supplementary unaudited information about the annual percentage payout of incurred losses and ALAE, net of reinsurance, as of December 31, 2023:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (1)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10	Remainder
U.S. Operations:
U.S. Liability	8.6%	18.8%	20.8%	21.4%	11.8%	7.1%	4.2%	2.5%	1.6%	1.0%	2.2%
U.S. Professional	7.1%	17.5%	19.6%	17.3%	13.2%	9.2%	6.1%	3.9%	2.4%	1.5%	2.2%
U.S. Property	56.4%	35.8%	5.7%	1.6%	0.4%	0.1%	—%	—%	—%	—%	—%
U.S. Specialty	15.2%	47.8%	23.8%	8.6%	2.5%	1.1%	0.5%	0.2%	0.1%	0.1%	0.1%
International Operations:
Bermuda Insurance Professional	2.7%	7.6%	11.8%	13.7%	13.5%	11.9%	9.8%	7.7%	5.9%	4.4%	11.1%
Bermuda Insurance Liability	0.5%	13.5%	18.4%	14.7%	10.7%	7.8%	5.9%	4.5%	3.6%	2.9%	17.5%
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

	Carrying Amount of
	Reserves for Losses & LAE			Aggregate Amount of Discount
	As of December 31,			As of December 31,
(in millions, except discount percentages)	2023	2022	2021	2023	2022	2021
US Operations:
Commercial Specialty - Liability	$182.6	$168.0	$163.1	$16.1	$14.7	$14.1
Run-off Lines	76.8	93.0	114.3	4.7	4.6	4.7
Total	$259.4	$261.0	$277.4	$20.8	$19.3	$18.8

	Interest Accretion (1)				Discount Rate
	Successor	Predecessor
	Period from	Period from	For the Years Ended December 31,		As of December 31,
	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	2022	2021	2023	2022	2021
US Operations:
Commercial Specialty - Liability	$0.1	$1.3	$1.7	$0.9	2.25%	2.25%	2.25%
Run-off Lines	—	0.1	0.1	0.2	3.50%	3.50%	3.50%
Total	$0.1	$1.4	$1.8	$1.1
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
The following table presents our gross reserves for Run-off Lines:

	December 31,
(in millions)	2023	2022
Asbestos and Environmental:
Reinsurance assumed	$30.4	$31.1
Other	29.0	34.4
Total Asbestos and Environmental	59.4	65.5
Risk-management	119.0	144.6
Run-off reinsurance lines	0.4	0.4
Other run-off lines	17.3	22.6
Gross reserves - Run-off Lines	$196.1	$233.1
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
The following table represents the total gross reserves for our asbestos exposure:

	December 31,
(in millions)	2023	2022	2021
Direct written
Case reserves	$2.9	$3.2	$3.0
Unallocated loss adjustment expense	0.5	0.5	0.5
Incurred but not reported	14.3	17.4	19.9
Total direct written reserves	17.7	21.1	23.4
Assumed domestic
Case reserves	7.6	6.8	7.4
Unallocated loss adjustment expense	0.8	0.8	0.8
Incurred but not reported	11.6	13.0	11.9
Total assumed domestic reserves	20.0	20.6	20.1
Assumed London
Case reserves	2.8	2.4	2.1
Incurred but not reported	0.1	2.6	2.3
Total assumed London reserves	2.9	5.0	4.4
Total asbestos reserves	$40.6	$46.7	$47.9

The following table presents our underwriting losses for Run-off Lines:

	Successor	Predecessor
	Period from	Period from	For the Years Ended December 31,
(in millions)	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	2022	2021
Asbestos and Environmental:
Reinsurance assumed	$—	$—	$3.5	$4.7
Other	0.3	1.2	7.0	10.0
Total Asbestos and Environmental	0.3	1.2	10.5	14.7
Risk-management	—	—	1.4	9.9
Run-off reinsurance lines	—	—	—	—
Other run-off lines	0.4	2.0	(8.3)	20.1
Total underwriting loss - Run-off Lines	$0.7	$3.2	$3.6	$44.7
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
Please see Note 7, “Reserves for Losses and Loss Adjustment Expenses” for further discussion.
9.    Long-term Debt
The Company recorded its debt at its fair value as of November 16, 2023 due to push-down accounting which included a discount rate to the total principal amount. The discount is being amortized to Interest expense in our Consolidated Statements of Income (Loss) using the effective yield method over the remaining period of the underlying debt obligations.
Senior Unsecured Fixed Rate Notes
In September 2012, Argo Group (the “Parent Guarantor”), through its subsidiary Argo Group US (the “Subsidiary Issuer”), issued $143.8 million aggregate principal amount of the Subsidiary Issuer’s 6.5% Senior Notes due September 15, 2042 (the “Notes”). The Notes are unsecured and unsubordinated obligations of the Subsidiary Issuer and rank equally in right of payment with all of the Subsidiary Issuer’s other unsecured and unsubordinated debt. The Notes are guaranteed on a full and unconditional senior unsecured basis by the Parent Guarantor. The Notes may be redeemed, for cash, in whole or in part, on or after September 15, 2017, at the Subsidiary Issuer’s option, at any time and from time to time, prior to maturity at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date.

In accordance with ASU 2015-3, “Simplifying the Presentation of Debt Issuance Costs” (Topic 835), we present the unamortized debt issuance costs in the balance sheet as a direct deduction from the carrying value of the debt liability. At December 31, 2023 and 2022, the Notes consisted of the following:

(in millions)	December 31, 2023	December 31, 2022
Senior unsecured fixed rate notes
Principal	$143.8	$143.8
Less: unamortized debt issuance costs and fair value adjustment	(15.8)	(3.3)
Senior unsecured fixed rate notes, less unamortized debt issuance costs	$128.0	$140.5
Junior Subordinated Debentures
Through a series of trusts, that are wholly-owned subsidiaries (non-consolidated), we issued debt. The debentures are variable with the rate being reset quarterly and subject to certain interest rate ceilings. Interest payments are payable quarterly. The debentures are all unsecured and are subordinated to other indebtedness. At December 31, 2023 and 2022, all debentures were eligible for redemption subject to certain terms and conditions at a price equal to 100% of the principal plus accrued and unpaid interest.

A summary of our outstanding junior subordinated debentures is presented below:
December 31, 2023

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at December 31, 2023	Amount
Argo Group
5/15/2003	PXRE Capital Statutory Trust II	5/15/2033	3M SOFR + TSA + 4.10%	9.74%	$18.0
11/6/2003	PXRE Capital Trust VI	9/30/2033	3M SOFR + TSA + 3.90%	9.49%	10.3
Argo Group US
5/15/2003	Argonaut Group Statutory Trust I	5/15/2033	3M SOFR + TSA + 4.10%	9.74%	15.5
12/16/2003	Argonaut Group Statutory Trust III	1/8/2034	3M SOFR + TSA + 4.10%	9.76%	12.3
4/29/2004	Argonaut Group Statutory Trust IV	4/29/2034	3M SOFR + TSA + 3.85%	9.49%	13.4
5/26/2004	Argonaut Group Statutory Trust V	5/24/2034	3M SOFR + TSA + 3.85%	9.49%	12.4
5/12/2004	Argonaut Group Statutory Trust VI	6/17/2034	3M SOFR + TSA + 3.80%	9.47%	13.4
9/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M SOFR + TSA + 3.60%	9.25%	15.5
9/22/2004	Argonaut Group Statutory Trust VIII	9/22/2034	3M SOFR + TSA + 3.55%	9.18%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M SOFR + TSA + 3.60%	9.25%	15.5
9/15/2005	Argonaut Group Statutory Trust X	9/15/2035	3M SOFR + TSA + 3.40%	9.05%	30.9
	Less: fair value adjustment				(11.9)
	Total Outstanding				$160.8
December 31, 2022

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at December 31, 2022	Amount
Argo Group
5/15/2003	PXRE Capital Statutory Trust II	5/15/2033	3M LIBOR + 4.10%	8.71%	$18.0
11/6/2003	PXRE Capital Trust VI	9/30/2033	3M LIBOR + 3.90%	8.63%	10.3
Argo Group US
5/15/2003	Argonaut Group Statutory Trust I	5/15/2033	3M LIBOR + 4.10%	8.71%	15.5
12/16/2003	Argonaut Group Statutory Trust III	1/8/2034	3M LIBOR + 4.10%	8.18%	12.3
4/29/2004	Argonaut Group Statutory Trust IV	4/29/2034	3M LIBOR + 3.85%	8.50%	13.4
5/26/2004	Argonaut Group Statutory Trust V	5/24/2034	3M LIBOR + 3.85%	8.61%	12.4
5/12/2004	Argonaut Group Statutory Trust VI	6/17/2034	3M LIBOR + 3.80%	8.54%	13.4
9/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M LIBOR + 3.60%	8.37%	15.5
9/22/2004	Argonaut Group Statutory Trust VIII	9/22/2034	3M LIBOR + 3.55%	8.30%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M LIBOR + 3.60%	8.37%	15.5
9/15/2005	Argonaut Group Statutory Trust X	9/15/2035	3M LIBOR + 3.40%	8.17%	30.9
	Total Outstanding				$172.7
Junior Subordinated Debentures from Maybrooke Acquisition
Unsecured junior subordinated debentures with a principal balance of $91.8 million were assumed through the acquisition of Maybrooke (“the acquired debt”). The acquired debt is carried on our Consolidated Balance Sheets at $80.4 million, which represents the debt’s fair value as of November 16, 2023 as required by accounting for business combinations under ASC 805. At December 31, 2023, the acquired debt was eligible for redemption at par. Interest accrues on the acquired debt based on a variable rate, which is reset quarterly. Interest payments are payable quarterly.

A summary of the terms of the acquired debt outstanding is presented below:

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2023	Principal at December 31, 2023	Carrying Value at December 31, 2023
9/13/2007	9/15/2037	3M SOFR + TSA + 3.15%	8.79%	$91.8	$80.4

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2022	Principal at December 31, 2022	Carrying Value at December 31, 2022
9/13/2007	9/15/2037	3 month LIBOR + 3.15%	7.92%	$91.8	$85.9
Other Indebtedness
The following table presents interest and maturities of long-term debt as of December 31, 2023:

		For the Years Ended
(in millions)	Total	2024	2025	2026	2027	2028	Thereafter
Long-term debt:
Junior subordinated debentures (1)	548.3	24.6	24.6	24.6	24.6	24.6	425.3
Senior unsecured fixed rate notes (2)	316.5	9.3	9.3	9.3	9.3	9.3	270.0
(1) Interest only on Junior Subordinated Debentures through 2037. Interest calculated based on interest rate forecast. Principal due beginning May 2033.
(2) Interest only on Senior Unsecured Fixed Rate Notes through 2042. Interest calculated based on the fixed rate of the notes. Principal due September 2042.
Borrowing Under Revolving Credit Facility
On November 2, 2018, each of Argo Group, Argo Group US, Argo International Holdings Limited, and AUA, collectively (the “Borrowers”) entered into a new $325 million credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement includes a one-time borrowing of $125 million for a term loan (the “Term Loan”), and a $200 million revolving credit facility. The Company used most of the net proceeds from the Preferred Stock Offering (as defined in Note 11, “Stockholders’ Equity”) to pay off the Term Loan in September 2020. The Credit Agreement was subsequently amended to increase the revolving credit facility amount to $220 million, and to provide the removal of AIH and AUA as Borrowers upon the sale of AIH and AUA, which occurred on February 2, 2023.
During July 2023, the Credit Agreement was amended to permit the acquisition of Argo Group by Brookfield Reinsurance Ltd. pursuant to the Merger Agreement and extend the maturity date of certain commitments under the revolving credit facility from November 2, 2023 to November 2, 2024. The Credit Agreement decreased from $220 million to $200 million effective November 2, 2023.
Borrowings under the Credit Agreement may be used for general corporate purposes, including working capital, permitted acquisitions and letters of credit, and each of the Borrowers has agreed to be jointly and severally liable for the obligations of the other Borrowers under the Credit Agreement.
The Credit Agreement contains customary events of default. If an event of default occurs and is continuing, the Borrowers could be required to immediately repay all amounts outstanding under the Credit Agreement. The lenders could elect to accelerate the maturity of the loans and/or terminate the commitments under the Credit Agreement upon the occurrence and during the continuation of an event of default. No defaults or events of defaults have occurred as of the date of this filing.
The Credit Agreement allows 100% of the revolving credit facility to be used for letters of credit, subject to availability. At December 31, 2023 and 2022, there were $0.1 million and $0.3 million of letters of credit, respectively, issued against the Credit Facility.

Letter of Credit Facilities - Argo Re
Argo Re may be required to secure its obligations under various reinsurance contracts in certain circumstances. In order satisfy these requirements, Argo Re has entered into one committed and two uncommitted secured bilateral letters of credit facilities with commercial banks and generally uses these facilities to issue letters of credit in support of non-admitted reinsurance obligations in the U.S. and other jurisdictions. The committed letters of credit facility has a term of one year and includes customary conditions and event of default provisions.
The issuance of letters of credit using the uncommitted letters of credit facilities is at the discretion of the lenders. The availability of letters of credit under these secured facilities are subject to a borrowing base requirement, determined on the basis of specified percentages of the market value of eligible categories of securities pledged to the lender. On December 31, 2023, committed and uncommitted letters of credit facilities totaled $165.0 million.
On December 31, 2023, letters of credit totaling $62.0 million were outstanding, of which $27.0 million were issued against the committed, secured bilateral letters of credit facility and $35.1 million were issued by commercial banks against the uncommitted, secured bilateral letters of credit facilities. Collateral with a market value of $109.2 million was pledged to these banks as security against these letters of credit.
In addition to the bilateral, secured letters of credit facilities described above, Argo Re can use other forms of collateral to secure these reinsurance obligations including trust accounts, cash deposits, letters of credit issued by commercial banks on an uncommitted basis and the Credit Agreement.
On June 22, 2022, we posted collateral in the form of a $50.0 million letter of credit under the terms of the Malta sales agreement. The letter of credit is subject to reimbursement by Argo in the event of a drawdown.
Other Letters of Credit
Other letters of credit issued and outstanding on December 31, 2023 were $4.3 million.
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
Debt. At December 31, 2023 and 2022, the fair value of our debt instruments is determined using both Level 1 and Level 2 inputs, as previously defined in Note 3, “Investments”.
We receive fair value prices from third-party pricing services for our financial instruments as well as for similar financial instruments. These prices are determined using observable market information such as publicly traded quoted prices, and trading prices for similar financial instruments actively being traded in the current market. We have reviewed the processes used by the third-party providers for pricing the securities and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of December 31, 2023 and December 31, 2022. A description of the valuation techniques we use to measure these liabilities at fair value is as follows:
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

A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	December 31,
	2023		2022
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures:
Trust preferred debentures	$160.8	$165.9	$172.7	$165.8
Subordinated debentures	80.4	83.3	85.9	88.1
Total junior subordinated debentures	241.2	249.2	258.6	253.9
Senior unsecured fixed rate notes	128.0	132.7	140.5	112.7
Floating rate loan stock (1)	—	—	54.7	52.5
	$369.2	$381.9	$453.8	$419.1
(1) Floating rate loan stock reclassified to liabilities held-for-sale in 2022. See Note 2, “Recent Acquisitions, Disposals & Other Transactions”.
Based on an analysis of the inputs, our financial instruments measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2023	Level 1 (1)	Level 2 (2)	Level 3 (3)
Junior subordinated debentures:
Trust preferred debentures	$165.9	$—	$165.9	$—
Subordinated debentures	83.3	—	83.3	—
Total junior subordinated debentures	249.2	—	249.2	—
Senior unsecured fixed rate notes	132.7	132.7	—	—
	$381.9	$132.7	$249.2	$—
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
11.    Stockholders’ Equity
Preferred Stock
At December 31, 2023, we have issued and outstanding 6,000 shares of our preferred stock (equivalent to 6,000,000 depositary shares, each representing a 1/1,000th interest in a share of preferred stock) with a $25,000 liquidation preference per share (equivalent to $25 per depositary share) (the “Preferred Stock Offering”).

Dividends to the holders of the preferred stock will be payable on a non-cumulative basis only when, as and if declared by our Board of Directors (the “Board”) or a duly authorized committee thereof, quarterly in arrears on the 15th of March, June, September, and December of each year, commencing on September 15, 2020, at a rate equal to 7.00% of the liquidation preference per annum (equivalent to $1,750 per share of preferred stock and $1.75 per depositary share per annum) up to but excluding September 15, 2025. Beginning on September 15, 2025, any such dividends will be payable on a non-cumulative basis, only when, as and if declared by our Board or a duly authorized committee thereof, during each reset period, at a rate per annum equal to the Five-Year U.S. Treasury Rate as of the most recent reset dividend determination date (as described in the Company’s prospectus supplement dated July 7, 2020) plus 6.712% of the liquidation preference per annum.
So long as any shares of preferred stock remain outstanding, unless dividends on all outstanding shares of preferred stock payable on a dividend payment date have been declared and paid or provided for in full, (1) no dividend shall be paid or declared on our shares of common stock or any other junior shares or any parity shares, other than a dividend payable solely in our shares of common stock, other junior shares or (solely in the case of parity shares) other parity shares, as applicable, and (2) no shares of common stock, other junior shares or parity shares shall be purchased, redeemed or otherwise acquired for consideration by us, directly or indirectly (other than (i) as a result of a reclassification of junior shares for or into other junior shares, or a reclassification of parity shares for or into other parity shares, or the exchange or conversion of one junior share for or into another junior share or the exchange or conversion of one parity share for or into another parity share, (ii) through the use of the proceeds of a substantially contemporaneous sale of junior shares or (solely in the case of parity shares) other parity shares, as applicable, or (iii) as required by or necessary to fulfill the terms of any employment contract, benefit plan or similar arrangement with or for the benefit of one or more employees, directors or consultants), in each case, during the following dividend period.
Upon any voluntary or involuntary liquidation, dissolution or winding-up of Argo Group holders of the preferred stock are entitled to receive out of our assets available for distribution to stockholders, before any distribution is made to holders of our shares of common stock or other junior shares, a liquidating distribution in the amount of $25,000 per share of common stock (equivalent to $25 per depositary share) plus the amount of declared and unpaid dividends, if any, to the date fixed for distribution, without interest on such unpaid dividends. Distributions will be made pro rata in accordance with the respective aggregate liquidation preferences of the preferred stock and any parity shares, and only to the extent of our assets, if any, that are available after satisfaction of all liabilities to creditors.
Neither the depositary shares nor the underlying shares of preferred stock will be convertible into, or exchangeable for, shares of any other class or series of stock or other securities of Argo Group or our subsidiaries. Neither the depositary shares nor the underlying shares of preferred stock have a stated maturity or will be subject to any sinking fund, retirement fund, or purchase fund or other obligation of ours to redeem, repurchase or retire the depositary shares or the shares of preferred stock.
We may redeem the shares of preferred stock at our option, in whole or in part, from time to time, on or after September 15, 2025, at a redemption price equal to $25,000 per share (equivalent to $25 per depositary share), plus the amount of declared and unpaid dividends, if any, without interest on such unpaid dividends. In addition, we may redeem the shares of preferred stock in specified circumstances relating to certain corporate, regulatory, rating agency or tax events; provided that no such redemption may occur prior to September 15, 2025 unless one of the redemption requirements is satisfied. The depositary shares will be redeemed only if and to the extent the related shares of preferred stock are redeemed by us.
The shares of preferred stock will not have voting rights, except under limited circumstances.
During 2023, our Board declared quarterly cash dividends totaling $1,750 on each share of our preferred stock, or $1.75 per depositary share, outstanding to our stockholders of record. We did not declare any cash dividends during the period November 16, 2023 through December 31, 2023. For the period January 1, 2023 through November 15, 2023 we declared cash dividends totaling $10.5 million to our preferred stockholders.
We are authorized to issue 30 million shares of $1.00 par value preferred stock. As of December 31, 2023 and 2022, 6,000 shares of preferred stock were issued and outstanding.
Common Stock
On February 8, 2023, the Company entered into the Merger Agreement with Brookfield Reinsurance Ltd. and Merger Sub. As part of the Merger Agreement, the Company has agreed to suspend any dividends that would otherwise be declared and paid on the Company Shares during the period from the date of the Merger Agreement through the earlier of the closing of the transaction and the termination of the Merger Agreement.

As of November 16, 2023, pursuant to the Merger Agreement, each share of common stock of the Company issued and outstanding immediately prior to the Merger was automatically canceled and converted into the right to receive an amount in cash equal to $30.00.
As a result of the Merger, the Company’s new authorized share capital is 2,000,000,000 shares of common stock with a par value of $1.00 per share. All 1,056,638,730 outstanding shares are owned by BNRE Triangle Acquisition Inc.
During 2022, our Board declared quarterly cash dividends totaling $1.24 on each share of common stock outstanding to our stockholders of record. For the year ended December 31, 2022, we paid cash dividends totaling $43.4 million to our common stockholders.
During 2021, our Board declared quarterly cash dividends totaling $1.24 on each share of common stock outstanding. For the year ended December 31, 2021, we paid cash dividends totaling $43.9 million to our stockholders.
On May 3, 2016, our Board authorized the repurchase of up to $150.0 million of our shares of common stock (“2016 Repurchase Authorization”). The 2016 Repurchase Authorization supersedes all the previous Repurchase Authorizations. As of December 31, 2022, availability under the 2016 Repurchase Authorization for future repurchases of our shares of common stock was $53.3 million.
For the period January 1, 2023 through November 15, 2023 (Predecessor) and December 31, 2022, we did not repurchase any shares of common stock. The repurchase of common stock is also subject to the terms of our preferred stock, pursuant to which we may not (other than in limited circumstances) purchase, redeem or otherwise acquire our common stock unless the full dividends for the latest completed dividend period on all outstanding shares of our preferred stock have been declared and paid or provided for.
12.    Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of taxes (where applicable) by component for the periods November 16, 2023 through December 31, 2023 (Successor), January 1, 2023 through November 15, 2023 (Predecessor), and for the years ended December 31, 2022 and 2021 is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Securities	Defined Benefit Pension Plans	Total
	Predecessor
Balance, December 31, 2021	$(35.3)	$19.7	$(7.1)	$(22.7)
Other comprehensive loss before reclassifications	(0.7)	(347.2)	(0.7)	(348.6)
Amounts reclassified from accumulated other comprehensive loss	31.8	34.4	—	66.2
Net current-period other comprehensive income (loss)	31.1	(312.8)	(0.7)	(282.4)
Balance, December 31, 2022	(4.2)	(293.1)	(7.8)	(305.1)
Other comprehensive income before reclassifications	1.0	13.7	0.8	15.5
Amounts reclassified from accumulated other comprehensive loss	—	22.1	—	22.1
Net current-period other comprehensive income	1.0	35.8	0.8	37.6
Balance, November 15, 2023	$(3.2)	$(257.3)	$(7.0)	$(267.5)
	Successor
Balance, November 16, 2023	—	—	—	—
Other comprehensive income before reclassifications	0.1	51.2	0.6	51.9
Amounts reclassified from accumulated other comprehensive income	—	(0.1)	—	(0.1)
Net current-period other comprehensive income	0.1	51.1	0.6	51.8
Balance, December 31, 2023	$0.1	$51.1	$0.6	$51.8

The amounts reclassified from accumulated other comprehensive (loss) income shown in the above table have been included in the following captions in our Consolidated Statements of Income (Loss):

	Successor	Predecessor
	Period from	Period from	For the Years Ended December 31,
	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	2022	2021
(in millions)
Unrealized gains and losses on securities:
Net realized investment and other losses (gains) (1)	$(0.1)	$28.0	$43.6	$(12.2)
(Benefit) provision for income taxes	—	(5.9)	(9.2)	4.2
Foreign currency translation adjustments:
Net realized investment and other losses (gains) (2)	—	—	31.8	—
Total, net of taxes	$(0.1)	$22.1	$66.2	$(8.0)
(1) Net realized investment and other losses (gains) in the Predecessor periods include losses realized as a result of the Loss Portfolio Transfer - U.S. and the sale of Argo Underwriting Agency Limited. Refer to Note 2, “Recent Acquisitions, Disposals & Other Transactions” for additional information.
(2) Foreign currency translation losses were realized as a result of the sale of Argo Seguros and AGSE in 2022. Refer to the sale of Argo Seguros and AGSE in Note 2, “Recent Acquisitions, Disposals & Other Transactions” for additional information.
Income tax effects are released from accumulated other comprehensive income (loss) for unrealized gains or losses when the gains or losses are realized, and are taxed at the statutory rate based on jurisdiction of the underlying transaction.

13.    Net (Loss) Income Per Common Stock

As a result of the Merger, all Argo Group common stock ceased to be traded on the New York Stock Exchange as of November 16, 2023. In accordance with ASC 260, Earnings Per Share, calculation of earnings per share is not required for entities whose publicly traded securities only include nonconvertible debt. For the Successor period of November 16, 2023 through December 31, 2023, the earnings per share calculation is not required.

The following table presents the calculation of net (loss) income per shares of common stock on a basic and diluted basis for the Predecessor period:

	Predecessor
	Period from	For the Years Ended December 31,
	January 1, 2023 through November 15, 2023	2022	2021
(in millions, except number of shares and per share amounts)
Net income (loss)	$(210.4)	$(175.2)	$6.7
Less: Preferred stock dividends	10.5	10.5	10.5
Net income (loss) attributable to common stockholders	(220.9)	(185.7)	(3.8)
Weighted average common stock outstanding - basic	35,166,679	34,980,608	34,816,160
Effect of dilutive securities:
Equity compensation awards	—	—	—
Weighted average common stock outstanding - diluted	35,166,679	34,980,608	34,816,160
Net income (loss) per common stock:
Basic	$(6.28)	$(5.31)	$(0.11)
Diluted	$(6.28)	$(5.31)	$(0.11)
Excluded from the weighted average shares of common stock outstanding calculation are treasury shares of 11,318,339 shares at November 15, 2023, December 31, 2022 and 2021, respectively. The shares are excluded as of their repurchase date. Due to the net losses incurred for the period January 1, 2023 through November 15, 2023, and for the years ended December 31, 2022 and 2021, the potentially dilutive securities that were anti-dilutive, and therefore, omitted from the calculation were 47,571, 79,276, and 208,524 shares, respectively.
14.    Share-based Compensation
The fair value method of accounting was used for share-based compensation plans. Under the fair value method, compensation cost is measured based on the fair value of the award at the measurement date and recognized over the requisite service period, less estimated forfeitures.
We estimated forfeitures based on historical forfeitures patterns, thereby recognizing expense only for those awards that are expected to vest. The estimate of forfeitures was adjusted as actual forfeitures differed from our estimate, resulting in recognition of compensation expense only for those awards that actually vest.
In conjunction with the Merger, the vesting of all outstanding restricted share awards were accelerated and converted to cash at $30 per share in accordance with the Merger Agreement, contributing $2.2 million to the purchase price. The performance shares were evaluated to determine the assumed level of performance. As a result of this evaluation, 5,031 shares were converted to cash at $30 per share, resulting in $0.1 million being included as part of the purchase price.
Total expense for all share-based payment compensation agreements totaled $4.3 million, with $1.5 million being reported as Underwriting, acquisition and general expenses in the Predecessor period and $2.8 million being included in Non-operating expenses in the Consolidated Statements of Income (Loss) in the Successor period. The non-operating expense classification represents the expense recorded on the acceleration of non-vested share awards as a result of the Merger.

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
Performance Shares
We issued to certain key employees non-vested restricted stock awards whose vesting is subject to the achievement of certain performance measures. The non-vested performance share awards generally vest over one to four years. Non-vested performance share awards are valued based on the fair market value as of the grant date. Vesting of the awards is subject to the achievement of defined performance measures and the number of shares vested may be adjusted based on the achievement of certain targets. We evaluate the likelihood of the employee achieving the performance condition and include this estimate in the determination of the forfeiture factor for these grants.
A summary of non-vested performance share activity as of December 31, 2023 and changes during the year then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2023	124,974	$46.41
Expired or forfeited	(119,943)	$46.64
Converted to cash	(5,031)	$41.00
Outstanding at December 31, 2023	—	$—

Included in the awards expired or forfeited were 102,891 shares that were canceled due to the performance measures not being achieved.
Restricted Shares
A summary of restricted share activity as of December 31, 2023 and changes during the year then ended is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2023	341,670	$42.19
Vested and issued	(114,101)	$41.66
Expired or forfeited	(87,309)	$43.78
Converted to cash	(140,260)	$41.64
Outstanding at December 31, 2023	—	$—
Fair value of shares vested during the year was $4.8 million.

Stock-settled Share Appreciation Rights
In June 2022, we issued 135,000 stock-settled share appreciation rights (“SSARs”) to our former Chief Executive Officer. The SSARs were to vest on a pro rata basis over a three year period, and had an exercise price of $43.80 per share. We valued the shares using the Black Scholes model, which resulted in a grant date fair value of $8.28 per share. Immediately prior to the Merger, the awards were forfeited with the resignation of the former Chief Executive Officer. Prior to the forfeiture of the awards, 45,000 awards had vested. Expense recognized on these awards for the year ended December 31, 2023 was $0.3 million in the Predecessor period.

Employee Stock Purchase Plans
We had established an employee stock purchase plan for eligible employees (Argo Group’s 2007 Employee Share Purchase Plan). Under this plan, newly issued shares of our common stock could be purchased over an offering period of three months at 85% of the lower of the market value on the first day of the offering period or on the designated purchase date at the end of the offering period. We had also established a “Save As You Earn Plan” for our United Kingdom (“U.K.”) employees. Under this plan, newly issued shares of our common stock could be purchased over an offering period of three or five years at 85% of the market value of the shares of common stock on the first day of the offering period. Expense recognized under these plans for the years ended December 31, 2023, 2022 and 2021 was $0.2 million, $0.7 million and $0.5 million, respectively.
In connection with the Merger, Argo Group common stock ceased to be traded on the NYSE.
15.    Underwriting, Acquisition and General Expenses
Underwriting, acquisition and general expenses were as follows:

	Successor	Predecessor
	Period from	Period from	For the Years Ended December 31,
	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	2022	2021
(in millions)
Commissions	$12.7	$141.7	$280.2	$289.5
Other underwriting and insurance expenses	33.8	268.3	401.0	428.6
Amortization of value of business acquired and other intangible assets	37.9	—	—	—
Total	84.4	410.0	681.2	718.1
Net deferral of policy acquisition costs	(7.2)	9.0	(10.5)	(15.8)
Total underwriting, acquisition and general expenses	$77.2	$419.0	$670.7	$702.3
16.    Income Taxes
The Company was incorporated under the laws of Bermuda until November 30, 2023. Under Bermuda law, the Company was not obligated to pay any taxes in Bermuda based upon income or capital gains. We previously received an undertaking from the Supervisor of Insurance in Bermuda pursuant to the provisions of the Exempted Undertakings Tax Protection Act, 2011, which exempted us from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation or any tax in the nature of estate duty or inheritance tax, at least until the year 2035. As of November 30, 2023, the Company redomiciled from Bermuda to the United States. In connection with redomiciling from Bermuda to the United States, the Company’s pre-tax loss is reported in Bermuda for the predecessor period. No tax is associated with this entity during the predecessor period. Subsequent to redomiciling, the Company pre-tax loss and tax benefit is reported in the United States for the successor period. Separately, Argo Re is in the process of completing an Internal Revenue Code Section 953(d) election to treat the entity as a U.S. taxpayer. The election is deemed retroactive to the period beginning January 1, 2023. Argo Re pre-tax loss for the predecessor period is reported in Bermuda. The retroactive United States tax benefit incurred for the predecessor period is reflected in purchase accounting. Argo Re pre-tax loss and tax benefit is reported in the United States for the successor period.
We have subsidiaries based in the U.K. that are subject to the tax laws of that country. Under current law, these subsidiaries are taxed at the applicable corporate tax rates. Certain U.K. subsidiaries are deemed to be engaged in business in the U.S., and therefore, are subject to U.S. corporate tax in respect of a proportion of their U.S. underwriting business only. Relief is available against the U.K. tax liabilities in respect of overseas taxes paid that arise from the underwriting business. Our U.K. subsidiaries file separate U.K. income tax returns. On February 2, 2023, Argo International Holdings Limited, a wholly-owned U.K. subsidiary of the Company, sold AUA. See Note 2, “Recent Acquisitions, Disposal & Transactions” for additional information related this transaction.
We have subsidiaries based in the U.S. that are subject to U.S. tax laws. Under current law, these subsidiaries are taxed at the applicable corporate tax rates. Our U.S. subsidiaries generally file a consolidated U.S. federal income tax return.
We also have operations in Ireland and Italy which are subject to income taxes imposed by the jurisdiction in which they operate. In addition, we have an operation in Barbados which is not subject to income tax under the laws of that country.

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
On August 16, 2022, U.S. legislation referred to as the Inflation Reduction Act of 2022 was enacted. This legislation enacted a new Corporate Alternative Minimum Tax (“CAMT”) and Excise Tax on Repurchases of Corporate Stock. The Company has determined as of the period ending December 31, 2023, that it is not a CAMT taxpayer or subject to Excise Tax on Repurchases of Corporate Stock.
The following table presents the components of income tax provision (benefit) included in the amounts reported in our consolidated financial statements:

	Successor	Predecessor
	Period from	Period from	For the Years Ended December 31,
(in millions)	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	2022	2021
Current income tax provision (benefit) related to:
United States (Federal)	$4.2	$15.1	$(21.0)	$35.4
United States (State)	(4.2)	0.1	0.1	2.4
United Kingdom	—	(0.1)	(0.8)	(2.2)
Other jurisdictions	—	0.1	(1.7)	1.6
Total current income tax provision	—	15.2	(23.4)	37.2
Deferred income tax provision (benefit) related to:
United States	1.3	(7.9)	6.0	(26.3)
United Kingdom	—	(7.0)	7.3	(12.3)
Other jurisdictions	—	—	2.1	—
Total deferred income tax (benefit)	1.3	(14.9)	15.4	(38.6)
Income tax provision (benefit)	$1.3	$0.3	$(8.0)	$(1.4)
Our expected income tax provision (benefit) computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the years ended December 31, 2023, 2022 and 2021, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

	Successor		Predecessor
	Period from		Period from		For the Years Ended December 31,
	November 16, 2023 through December 31, 2023		January 1, 2023 through November 15, 2023		2022		2021
(in millions)	Pre-Tax Income (Loss)	Effective Tax Rate	Pre-Tax Income (Loss)	Effective Tax Rate	Pre-Tax Income (Loss)	Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$(11.3)	—%	$(90.3)	—%	$(76.0)	—%	$(18.0)		—%
United States	14.3	9.0%	(96.9)	(7.5)%	(83.2)	17.9%	65.6		18.1%
United Kingdom	(1.3)	—%	(23.2)	30.4%	23.4	27.9%	(61.1)		24.4%
Barbados	—	—%	—	—%	(4.5)	—%	—	(1)	—%
Brazil	—	—%	—	—%	(0.1)	(422.4)%	15.3		10.4%
United Arab Emirates	—	—%	0.3	—%	1.4	—%	1.4		—%
Ireland	0.5	—%	(0.1)	—%	(39.1)	—%	(0.2)		—%
Italy	—	2.1%	0.1	50.3%	(0.9)	(4.8)%	1.4		—%
Malta	—	—%	—	—%	(4.2)	—%	0.9		—%
Pre-tax income (loss)	$2.2	59.1%	$(210.1)	0.1%	$(183.2)	4.3%	$5.3		(26.4)%
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

	Successor	Predecessor
	Period from	Period from	For the Years Ended December 31,
	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	2022	2021
(in millions)
Income tax provision (benefit) at expected rate	$2.9	$(24.7)	$(14.7)	$9.8
Tax effect of:
Nontaxable investment income	—	(0.1)	(0.4)	(0.5)
Foreign exchange adjustments	—	(2.6)	(2.1)	(0.7)
Impairment of goodwill	—	—	5.4	8.2
Base Erosion and Anti-Abuse Tax	—	23.5	—	—
Withholding taxes	—	0.1	2.7	0.1
U.S. state tax expense, net of federal income tax effect	0.1	(1.2)	—	—
Change in uncertain tax position liability	(3.4)	1.2	(1.4)	(4.5)
Change in valuation allowance	1.8	(1.4)	(7.6)	(0.7)
Impact of change in tax rate related to Finance Act 2021	(0.2)	(0.2)	1.7	(8.3)
Brazil Premiums and Underwriting	—	—	0.3	(5.3)
Sale of Brazil and Malta Operations	—	—	6.6	—
Excess Executive Compensation	—	2.0	—	—
Other	0.1	3.7	1.5	0.5
Income tax provision (benefit)	$1.3	$0.3	$(8.0)	$(1.4)

The net deferred tax asset (liability) comprises the tax effects of temporary differences related to the following assets and liabilities:

	As of December 31,
(in millions)	2023	2022
Deferred tax assets:
Losses and loss adjustment expense reserve discounting	$45.5	$31.4
Unearned premiums	23.9	26.5
Net operating loss carryforwards	36.3	26.5
Investment in limited partnership interests	9.3	14.0
Unrealized losses on equity securities	6.9	8.2
Unrealized losses on fixed maturities and other investment securities	42.3	63.6
Investments	4.9	—
Right of use assets	10.6	12.8
Accrued bonus	5.5	6.9
Stock option expense	—	0.9
Bad debt	3.2	1.9
Other	2.6	4.3
Deferred tax assets, gross	191.0	197.0
Deferred tax liabilities:
Debt obligations	(6.4)	—
Unrealized gains on limited partnership interests	(24.8)	(25.3)
Investments		(5.8)
Depreciable fixed assets	(7.3)	(7.1)
Deferred acquisition costs	(0.5)	(23.0)
Lease liability	(12.1)	(11.0)
TCJA reserve transitional liability	(1.1)	(1.6)
Value of business acquired	(32.2)	—
Other intangible assets	(37.1)	—
Underwriting results	(9.1)	—
Other	(0.6)	(1.7)
Deferred tax liabilities, gross	(131.2)	(75.5)
Deferred tax assets, net before valuation allowance	$59.8	$121.5
Valuation allowance	(20.7)	(20.3)
Deferred tax asset (liabilities), net	$39.1	$101.2
Net deferred tax assets (liabilities) - United States	39.1	101.2
Deferred tax asset (liabilities), net	$39.1	$101.2
Our gross deferred tax assets are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future taxable income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of future taxable income sufficient to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally for our U.S. property and casualty insurers two years for net operating losses and for all our U.S. subsidiaries three years for capital losses. If a company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. The valuation allowance for deferred tax assets increased by $0.4 million in 2023 and primarily related to the following: ($1.3) million Internal Revenue Code Section 382 limited net operating loss carryforwards within the U.S., and $1.7 million of losses incurred in the United Kingdom. Based upon a review of our available evidence, our management concluded that it is more-likely-than-not that $39.1 million of our deferred tax assets will be realized.

For tax return purposes, as of December 31, 2023, we had NOL carryforwards in Italy, United States, and United Kingdom. The amount and timing of realizing the benefits of NOL carryforwards depend on future taxable income and limitations imposed by tax laws. Only a portion of the United States NOL carryforwards has been recognized as mentioned above in the consolidated financial statements and is included in net deferred tax assets. The NOL amounts by jurisdiction and year of expiration are as follows:

(in millions)	December 31, 2023	Expiration
Net operating loss carryforwards by jurisdiction:
Ireland	9.8	Indefinite
Italy	49.7	Indefinite
United Kingdom	6.9	Indefinite
United States	92.3	2025-2043
For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. Included in the balances at December 31, 2023 and 2022 were $0.0 million and $4.6 million, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. A net increase (decrease) of interest in the amount of $(0.4) million, $0.6 million, and $(1.0) million has been recorded in the line item Interest Expense in our Consolidated Statements of Income (Loss) for the twelve months ended December 31, 2023, 2022, and 2021, respectively. A net increase (decrease) of penalty in the amount of $0.0 million, $0.1 million, and $(0.8) million has been recorded in the line item Underwriting, acquisition and general expenses in our Consolidated Statements of Income (Loss) for the twelve months ended December 31, 2023, 2022, and 2021, respectively.
The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2023 and 2022:

(in millions)	2023	2022
Balance at January 1	$4.6	$3.6
Additions for tax positions of prior years	—	3.0
Reductions for tax positions of prior years	(1.0)	(1.4)
Reductions based on settlements with taxing authorities	(2.4)	—
Expiration of statute of limitations	(1.2)	(0.6)
Balance at December 31	$—	$4.6
Our U.S. subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2020. Our U.K. subsidiary is no longer subject to U.K. income tax examinations by His Majesty’s Revenue and Customs for years before 2021.
As of December 31, 2023, our Texas Sales, Excise, and Use Tax returns for the periods April 1, 2020 through July 31, 2023 are under examination. At this time, the Company cannot reasonably estimate an assessment by the taxing authority. We do not expect the ultimate disposition of these audits to result in a material change in our financial position, results of operations, or liquidity.
17.    Pension Benefits and Savings Plans
Argo Group US sponsors a qualified defined benefit plan and non-qualified unfunded supplemental defined benefit plans, all of which were curtailed effective February 2004. As of December 31, 2023 and 2022, the qualified pension plan was underfunded by $2.8 million and $3.2 million, respectively. The non-qualified pension plans were unfunded by $1.4 million and $1.5 million at December 31, 2023 and 2022, respectively. Underfunded and unfunded amounts are included in Accrued underwriting expenses and other liabilities in our Consolidated Balance Sheets. Based on the current funding status of the pension plan, effects of the curtailment and expected changes in pension plan asset values and pension obligations, we do not believe any significant funding of the pension plan will be required during the year ending December 31, 2024. Net periodic benefit costs were $0.1 million for the period November 16, 2023 through December 31, 2023 (Successor), and $0.8 million from January 1, 2023 through November 15, 2023 (Predecessor). Net periodic benefit costs were $0.1 million for both the years ended December 31, 2022 and 2021.

Substantially all of our employees are either eligible or mandated by applicable laws to participate in employee savings plans. Under these plans, a percentage of an employee’s pay may be or is mandated based on applicable laws to be contributed to various savings alternatives. The plans also call for our contributions under several formulae. Charges to income related to our contributions were $0.8 million for the period November 16, 2023 through December 31, 2023 (Successor), and $5.3 million from January 1, 2023 through November 15, 2023 (Predecessor). Charges to income related to our contributions were $8.5 million and $9.3 million in 2022 and 2021, respectively.
18.    Commitments and Contingencies
Legal Actions
Argo Group’s subsidiaries are parties to legal actions incidental to their business. As of December 31, 2023, management believes that the resolution of these matters would not materially affect our financial condition or results of operations.
Federal Securities Class Action

The Police & Fire Retirement System City of Detroit v. Argo Group International Holdings, Inc., et al., No. 22-cv-8971 (S.D.N.Y.)
On October 20, 2022, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers, alleging securities fraud violations under sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiff alleges that from February 13, 2018 through August 9, 2022, the defendants made false and misleading statements concerning the Company’s reserves and underwriting standards. On January 18, 2023, U.S. District Judge Lewis A. Kaplan granted the Police and Fire Retirement System City of Detroit and the Oklahoma Law Enforcement Retirement System’s joint motion for appointment as lead plaintiff. On March 27, 2023, lead plaintiffs filed an amended class action complaint. On May 26, 2023, the defendants moved to dismiss the amended class action complaint. On July 13, 2023, lead plaintiffs filed an opposition to such motion, after which defendants filed a reply on August 14, 2023.

Transaction-Related Stockholder Litigation

Following the announcement of the proposed transaction with Brookfield Reinsurance Ltd. and Merger Sub, the following complaints were filed in the United Stated District Court for the Southern District of New York: Stein v. Argo Group Int’l Holdings. Ltd., et al., 1:23-cv -01947 (S.D.N.Y); O’Dell v. Argo Group Int’l Holdings, Ltd., et al., C.A. No. 1:23-cv-1999 (S.D.N.Y.); Jones v. Argo Group Int’l Holdings. Ltd., et al., 1:23-cv-02606 (S.D.N.Y); Ballard v. Argo Group Int’l Holdings, Ltd., et al., 1:23-cv-02635 (S.D.N.Y); Montgomery v. Argo Group Int’l Holdings, Ltd., et al., 1:23-cv-02749 (S.D.N.Y). The complaints each asserted violations of Section 14(a) and Section 20(a) of the Exchange Act and alleged that the proxy statement filed in connection with the proposed transaction between the Company, Brookfield Reinsurance Ltd. and Merger Sub omitted certain purportedly material information that rendered the proxy statement incomplete and misleading. The complaints sought, among other things, an order to enjoin the transaction unless additional disclosures were issued; and, if the transaction closes, damages. All of the complaints were voluntarily dismissed.

Bermuda Appraisal Petitions

In April 2023, appraisal petitions were filed in the Supreme Court of Bermuda (the “Court”) relating to the acquisition of the Company by Brookfield Reinsurance Ltd. for $30.00 per share (the “Transaction Price”) that closed on November 16, 2023.
The petitions were filed by certain stockholders pursuant to Section 106(6) of the Bermuda Companies Act 1981 and are captioned Corbin Erisa Opportunity Fund, Ltd. v. Argo Group International Holdings, Ltd., Corbin Opportunity Fund, L.P. v. Argo Group International Holdings, Ltd., Fourworld Event Opportunities, LP v. Argo Group International Holdings, Ltd., Fourworld Global Opportunities Fund, Ltd. v. Argo Group International Holdings, Ltd., Fourworld Special Opportunities Fund, LLC v. Argo Group International Holdings, Ltd., and FW Deep Value Opportunities Fund I, LLC v. Argo Group International Holdings, Ltd.
Section 106(6) permits a stockholder of a Bermuda corporation, such as the Company, to petition the Court for a determination of the fair value of the Company’s shares if they are not satisfied with the Transaction Price.
On January 3, 2024, the Company filed a summons to stay the appraisal action pending judgment of the Judicial Committee of the Privy Council in the matter captioned “In re matter of Jardine Strategy Holdings Limited Case No: Civ/2022/14-31.” The summons is still pending before the Court. In addition, trial in this action has not been set and the outcome remains uncertain. The Company intends to defend this matter vigorously.
Contractual Commitments

We have contractual commitments to invest up to $93.4 million related to our limited partnership investments at December 31, 2023. These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time, not to exceed twelve years.
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

Revenue and income before income taxes for each segment were as follows:

	Successor	Predecessor
	Period from	Period from	For the Years Ended December 31,
(in millions)	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	2022	2021
Revenue:
Net earned premiums
U.S. Operations	$147.2	$1,101.6	$1,209.0	$1,283.7
International Operations	14.9	124.0	530.5	625.8
Run-off Lines	0.2	0.3	0.9	0.6
Total net earned premiums	162.3	1,225.9	1,740.4	1,910.1
Net investment income
U.S. Operations	23.5	99.9	88.4	119.4
International Operations	4.4	18.7	39.1	50.6
Run-off Lines	0.7	2.7	2.3	3.6
Corporate and Other	—	—	—	14.0
Total net investment income	28.6	121.3	129.8	187.6
Net investment and other gains (losses)	(0.3)	(22.7)	(115.3)	32.6
Total revenue	$190.6	$1,324.5	$1,754.9	$2,130.3

	Successor	Predecessor
	Period from	Period from	For the Years Ended December 31,
(in millions)	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	2022	2021
Income (loss) before income taxes
U.S. Operations	$17.3	$(127.5)	$(22.9)	$61.1
International Operations	0.9	6.7	63.8	64.1
Run-off Lines	(0.1)	(1.2)	(1.8)	(41.5)
Total segment income before income taxes	18.1	(122.0)	39.1	83.7
Corporate and Other	(1.9)	(22.5)	(32.0)	(22.5)
Net investment and other gains (losses)	(0.3)	(22.7)	(115.3)	32.6
Foreign currency exchange gains (losses)	(0.6)	(1.8)	5.0	(1.6)
Impairment of goodwill and intangible assets	—	—	(28.5)	(43.2)
Non-operating expense	(13.1)	(41.1)	(51.5)	(43.7)
Total income (loss) before income taxes	$2.2	$(210.1)	$(183.2)	$5.3
The table below presents net earned premiums by geographic location for the periods November 16, 2023 through December 31, 2023 (Successor), and January 1, 2023 through November 15, 2023 (Predecessor), and for the years ended December 31, 2022 and 2021. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	Successor	Predecessor
	Period from	Period from	For the Years Ended December 31,
(in millions)	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	2022	2021
United States	$147.4	$1,101.9	$1,209.9	$1,277.0
United Kingdom	—	48.3	480.2	475.3
Bermuda	14.9	75.7	38.0	54.8
Malta	—	—	3.9	35.4
All other jurisdictions	—	—	8.4	67.6
Total net earned premiums	$162.3	$1,225.9	$1,740.4	$1,910.1
The following table represents identifiable assets:

	As of December 31,
(in millions)	2023	2022
U.S. Operations	$6,279.0	$5,815.0
International Operations (1)	1,888.9	3,791.6
Run-off Lines	221.4	284.4
Corporate and Other	113.8	143.4
Total	$8,503.1	$10,034.4
(1) $2,066.2 million of International assets were reclassified to assets held-for-sale in 2022. See Note 2, “Recent Acquisitions, Disposals & Other Transactions”.
Included in total assets at December 31, 2022 are $303.7 million in assets associated with trade capital providers that are classified as held-for-sale.
The following table represents goodwill and intangible assets, net of accumulated amortization, as of December 31, 2023 and 2022:

	Goodwill		Intangible Assets, Net of Accumulated Amortization
	As of December 31,		As of December 31,
(in millions)	2023	2022	2023	2022
U.S. Operations	$—	$118.6	$293.8	$—
International Operations (1)	—	—	30.4	—
Total	$—	$118.6	$324.2	$—
(1) $17.5 million of International goodwill was reclassified to assets held-for-sale in 2022. See Note 2, “Recent Acquisitions, Disposals & Other Transactions”.
The Merger resulted in a bargain purchase that eliminated goodwill as of November 16, 2023. As of November 16, 2023, we recorded $362.1 million in intangible assets, including value of business acquired, resulting from push-down accounting from the Merger with Brookfield Reinsurance Ltd. Refer to Note 2, “Recent Acquisitions, Disposals & Other Transactions” for additional information.
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

20.    Statutory Accounting Principles
Financial Information
The statutory capital and surplus for our principal operating subsidiaries was as follows:

Statutory capital and surplus (1)	December 31,
(in millions)	2023	2022
Bermuda	$1,150.6	$1,024.9
United Kingdom (2)	—	370.0
United States	1,410.4	1,111.1
(1) Such amounts include ownership interests in affiliate insurance and reinsurance subsidiaries.
(2) Sold on February 2, 2023. See Note 2, “Recent Acquisitions, Disposals & Other Transactions” for additional information related to this transaction.
The statutory net income (loss) for our principal operating subsidiaries was as follows:

Statutory net income (loss) (1)	For the Years Ended December 31,
(in millions)	2023	2022	2021
Bermuda	$0.8	$(29.1)	$14.2
United Kingdom	—	21.4	8.6
United States	39.5	(117.8)	103.5
(1) Such amounts include ownership interests in affiliate insurance and reinsurance subsidiaries.
Dividends
As an insurance holding company, we are largely dependent on dividends and other permitted payments from our insurance subsidiaries to pay cash dividends to our stockholders, for debt service and for our operating expenses. The ability of our insurance subsidiaries to pay dividends to us is subject to certain restrictions imposed by the jurisdictions of domicile that regulate our insurance subsidiaries and each jurisdiction has calculations for the amount of dividends that an insurance company can pay without the approval of the insurance regulator.
The payment of dividends to our stockholders is permitted so long as (i) we are not, or would not be after the payment, unable to pay our liabilities as they become due and (ii) the realizable value of our assets is in excess of our liabilities after taking such payment into account. In light of these restrictions, we have no material restrictions on dividend payments that may be made to our stockholders at December 31, 2023.
Argo Re is the direct subsidiary of Argo Group, and therefore, has direct dividend paying capabilities to the parent.
As of December 31, 2023, Argo Re’s solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Insurance Act. As of December 31, 2023 and 2022, the minimum statutory capital and surplus required to be maintained by Argo Re was $106.6 million and $100.0 million, respectively.
Argo Re is generally prohibited from declaring or paying, in any financial year, dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Bermuda Monetary Authority (“BMA”) an affidavit signed by at least two directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio. Argo Re may not reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Based on these regulatory restrictions, the maximum amount available for payment of dividends to Argo Group by Argo Re during 2023 without prior regulatory approval is $287.7 million.
In 2023, Argo Re did not pay any dividends to Argo Group. In 2022, and 2021 Argo Re paid cash dividends of $33.0 million, and $85.0 million respectively, to Argo Group. The proceeds of the dividends were used to repay intercompany balances related primarily to the funding of dividend and interest payments and other corporate expenses. In 2022, it also included the dividend of the proceeds from the sale of Argo Seguros.

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
As an intermediate insurance holding company, Argo Group US, Inc. is largely dependent on dividends and other permitted payments from its insurance subsidiaries to service its debt, fund operating expenses and pay dividends to Argo Ireland. Various state insurance laws restrict the amount that may be transferred to Argo Group US from its subsidiaries in the form of dividends without prior approval of regulatory authorities. In addition, that portion of the insurance subsidiaries’ net equity that results from the difference between statutory insurance principles and GAAP would not be available for dividends.
During 2023, Argo Group US, Inc. received a dividend of $21.3 million from Rockwood.
Argonaut Insurance Company is a direct subsidiary of Argo Group US, Inc. and is regulated by the Illinois Division of Insurance. During 2024, Argonaut Insurance Company may be permitted to pay dividends of up to $120.7 million without approval from the Illinois Division of Insurance. Rockwood, a direct subsidiary of Argo Group US, Inc., is regulated by the Pennsylvania Department of Insurance. Rockwood may be permitted to pay ordinary dividends of up to $25.0 million with approval from the Pennsylvania Department of Insurance during 2024. Each department of insurance may require prior approval for the payment of all dividends, based on business and regulatory conditions of the insurance companies.
21.    Insurance Assessments
We participate in statutorily created insolvency guarantee and weather-related loss protection associations in all states where we are authorized to transact business. These associations were formed for the purpose of paying the claims of insolvent companies. We are assessed a pro-rata share of such claims based upon our premium writings, subject to a maximum annual assessment per line of insurance. Certain of these assessments can be recovered through premium tax offsets or policy surcharges. We do not believe that assessments on current insolvencies will have a material impact on our financial condition or results of operations. We have accrued assessments of $6.9 million and $5.2 million at December 31, 2023 and 2022, respectively.
22.    Transactions with Related Parties
There were no material transactions with related parties for the periods November 16, 2023 through December 31, 2023 (Successor), and January 1, 2023 through November 15, 2023 (Predecessor), and for the years ended December 31, 2022 and 2021.
23.    Subsequent Events
On February 20, 2024, Brookfield Reinsurance Ltd. made a $100.0 million capital contribution to the Company.
On February 21, 2024, the Company entered into Amendment No. 6 to the Credit Agreement with the financial institutions party thereto. Amendment No. 6, among other things, replaced the minimum Tangible Net Worth covenant in the Credit Agreement with a minimum Consolidated Net Worth covenant that no longer excludes the value of intangible assets. The Consolidated Net Worth covenant is tested at the end of each fiscal quarter (commencing with the fiscal quarter ended December 31, 2023) and has been set at an amount equal to the sum of (i) $872.0 millions plus (ii) 50% of positive net income for each fiscal quarter ending after December 31, 2023 plus (iii) 50% of net proceeds received from the issuance and sale of certain equity interests after December 31, 2023.
On February 22, 2024, the Company borrowed $100.0 million through the revolving credit facility, payable in 30 days, under the terms of the Credit Agreement.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

	As of
BALANCE SHEETS	December 31,
	2023	2022
Assets
Short-term investments	$—	$1.8
Investment in subsidiaries	1,363.3	1,281.7
Cash, restricted cash and cash equivalents	2.2	5.2
Operating lease right-of-use assets	—	4.6
Other assets	0.9	6.7
Total assets	$1,366.4	$1,300.0

Liabilities and Stockholders' Equity
Junior subordinated debentures	$14.3	$28.4
Accrued underwriting expenses and other liabilities	2.2	10.0
Operating lease liabilities	—	4.6
Due to subsidiaries	21.3	14.0
Intercompany notes payable	31.1	10.1
Total liabilities	68.9	67.1
Stockholders' equity	1,297.5	1,232.9
Total liabilities and stockholders' equity	$1,366.4	$1,300.0

STATEMENTS OF INCOME (LOSS)	Successor	Predecessor
	Period from	Period from	For the Years Ended December 31,
	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	2022	2021
Revenue:
Net investment expense	$(0.1)	$—	$—	$—
Total revenue	(0.1)	—	—	—
Expenses:
Interest expense	0.4	2.3	1.6	1.2
Operating expenses	(1.3)	6.8	(0.6)	6.2
Non-operating expenses	2.7	21.3	26.2	0.2
Total expenses	1.8	30.4	27.2	7.6
Net loss before equity in earnings of subsidiaries (1)	(1.9)	(30.4)	(27.2)	(7.6)
Equity in undistributed earnings of subsidiaries	2.8	(180.0)	(148.0)	14.3
Net (loss) income	$0.9	$(210.4)	$(175.2)	$6.7
Dividends on preferred stock	—	10.5	10.5	10.5
Net (loss) income attributable to common stockholders	$0.9	$(220.9)	$(185.7)	$(3.8)
(1)Argo Group is not subject to taxation.
See the Report of the Independent Registered Public Accounting Firm.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

	Successor	Predecessor
STATEMENTS OF CASH FLOWS	Period from	Period from	For the Years Ended December 31,
	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	2022	2021
Cash flows from operating activities:
Net (loss) income	$0.9	$(210.4)	$(175.2)	$6.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	—	—	1.5	1.5
Share-based payments expense	—	1.0	2.8	2.3
Loss on disposal of fixed assets	—	—	(3.5)	(3.0)
Undistributed earnings of subsidiaries	(2.8)	180.0	148.0	(14.3)
Change in:
Prepaid assets	—	0.2	(1.8)	7.2
Accrued expenses	(8.0)	10.6	6.0	(4.1)
Due to subsidiaries	5.6	22.7	28.8	(12.1)
Other, net	(2.2)	5.1	4.7	(3.9)
Cash provided by (used in) operating activities	(6.5)	9.2	11.3	(19.7)
Cash flows from investing activities:
Change in short-term investments	—	(3.8)	12.7	(13.9)
Settlements of foreign currency exchange forward contracts	—	2.0	(2.0)	0.5
Dividend received from subsidiaries	—	—	33.3	85.0
Cash provided by (used in) investing activities	—	(1.8)	44.0	71.6
Cash flows from financing activities:
Activity under stock incentive plans	—	0.7	1.8	1.3
Payment of cash dividend to preferred stockholders	—	(10.5)	(10.5)	(10.5)
Payment of cash dividend to common stockholders	—	0.3	(43.4)	(43.7)
Cash used in financing activities	—	(9.5)	(52.1)	(52.9)
Change in cash	(6.5)	(2.1)	3.2	(1.0)
Cash, beginning of period	8.7	5.2	2.0	3.0
Cash, end of year	$2.2	$3.1	$5.2	$2.0
See the Report of the Independent Registered Public Accounting Firm.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
SCHEDULE III
SUPPLEMENTAL INSURANCE INFORMATION
AS OF DECEMBER 31, 2023, 2022 AND 2021
(in millions)

Segment	DAC (1)	Reserves for Losses and Loss Adjustment Expenses (2)	UPR (3)
Period Ended December 31, 2023
U.S. Operations	7.4	4,224.1	763.2
International Operations	(0.2)	1,124.3	153.4
Run-off Lines	—	196.1	—
Total	$7.2	$5,544.5	$916.6
Year Ended December 31, 2022
U.S. Operations	109.4	3,718.1	893.4
International Operations (4)	(2.4)	1,100.4	146.5
Run-off Lines	—	233.1	—
Total	$107.0	$5,051.6	$1,039.9
Year Ended December 31, 2021
U.S. Operations	103.7	3,422.4	973.7
International Operations	64.3	1,911.4	493.1
Run-off Lines	—	261.2	—
Total	$168.0	$5,595.0	$1,466.8
(1) Deferred policy acquisition costs.
(2) Future policy benefits, losses, claims and loss expenses.
(3) Unearned premiums.
(4) $993.4 million of gross reserves were reclassified as liabilities held-for-sale at December 31, 2022. See Note 2, “Recent Acquisitions, Disposals & Other Transactions”.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
SCHEDULE III
SUPPLEMENTAL INSURANCE INFORMATION
FOR THE PERIOD NOVEMBER 16, 2023 THROUGH DECEMBER 31, 2023,
JANUARY 1, 2023 THROUGH NOVEMBER 15, 2023, AND
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
(in millions)

Segment	Premium Revenue (1)	Net Investment Income (2)	Loss & LAE (3)	Amortization (Deferral) DAC (4) (5)	Other Operating Expenses (6)	Net Premiums Written (7)
The Period from November 16, 2023 through December 31, 2023 (Successor)
U.S. Operations	147.2	23.5	81.7	(7.5)	76.1	114.9
International Operations	14.9	4.4	12.0	0.3	6.0	9.2
Run-off Lines	0.2	0.7	0.5	—	0.4	0.2
Corporate and Other	—	—	—	—	1.9	—
Total	$162.3	$28.6	$94.2	$(7.2)	$84.4	$124.3
The Period from January 1, 2023 through November 15, 2023 (Predecessor)
U.S. Operations	1,101.6	99.9	935.1	19.9	349.7	1,002.7
International Operations	124.0	18.7	105.5	(10.9)	36.9	141.8
Run-off Lines	0.3	2.7	2.6	—	0.9	0.2
Corporate and Other	—	—	—	—	22.5	—
Total	$1,225.9	$121.3	$1,043.2	$9.0	$410.0	$1,144.7
Year Ended December 31, 2022
U.S. Operations	1,209.0	88.4	870.1	(3.5)	436.3	1,196.2
International Operations	530.5	39.1	293.9	(7.0)	212.3	544.5
Run-off Lines	0.9	2.3	2.9	—	1.6	0.8
Corporate and Other	—	—	—	—	31.0	—
Total	$1,740.4	$129.8	$1,166.9	$(10.5)	$681.2	$1,741.5
Year Ended December 31, 2021
U.S. Operations	1,283.7	119.4	908.2	(5.8)	425.1	1,304.8
International Operations	625.8	50.6	362.1	(10.0)	256.3	671.7
Run-off Lines	0.6	3.6	44.3	—	1.0	0.8
Corporate and Other	—	14.0	—	—	35.7	—
Total	$1,910.1	$187.6	$1,314.6	$(15.8)	$718.1	$1,977.3
(1) Premium revenue, net (premiums earned).
(2) Net investment income allocated based upon each segment’s share of investable funds.
(3) Benefits, claims, losses and settlement expenses.
(4) Amortization (deferral) of deferred policy acquisition costs.
(5) The amortization (deferral) of DAC will not equal the change in the balance sheet. See Note 1, “Business and Significant Accounting Policies” for further discussion.
(6) Other insurance expenses allocated based on specific identification, where possible, and related activities.
(7) Premiums written, net.
See the Report of the Independent Registered Public Accounting Firm.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at Beginning of Year	Charged to Cost and Expense	Capital Loss Carryforward	Net Operating Loss Carryforward	Charged to Other Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2023
Deducted from assets:
Valuation allowance for deferred tax asset	$20.3	$—	$—	$0.4	$—	$—	$20.7
Year Ended December 31, 2022
Deducted from assets:
Valuation allowance for deferred tax asset	$27.9	$—	$3.3	$(10.9)	$—	$—	$20.3
Year Ended December 31, 2021
Deducted from assets:
Valuation allowance for deferred tax asset	$28.6	$(0.7)	$—	$—	$—	$—	$27.9
See the Report of the Independent Registered Public Accounting Firm.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
SCHEDULE VI
SUPPLEMENTAL INFORMATION FOR PROPERTY-CASUALTY INSURANCE COMPANIES
(in millions)

	Successor	Predecessor
	Period from	Period from	For the Years Ended December 31,
	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	2022	2021
Deferred acquisition costs (1)	$7.2	$88.7	$107.0	$168.0
Reserves for losses and loss adjustment expenses (1)	$5,544.5	$5,526.4	$5,051.6	$5,595.0
Unamortized discount in reserves for losses (1)	$20.8	$20.4	$19.3	$18.8
Unearned premiums (1)	$916.6	$986.2	$1,039.9	$1,466.8
Premiums earned	$162.3	$1,225.9	$1,740.4	$1,910.1
Net investment income	$28.6	$121.3	$129.8	$187.6
Losses and loss adjustment expenses incurred:
Current year	$94.2	$775.3	$1,102.2	$1,176.3
Prior years	—	267.9	64.7	138.3
Losses and loss adjustment expenses incurred	$94.2	$1,043.2	$1,166.9	$1,314.6
(Deferral) amortization of policy acquisition costs (2)	$(7.2)	$9.0	$(10.5)	$(15.8)
Paid losses and loss adjustment expenses, net of reinsurance	$85.3	$527.9	$999.5	$869.2
Gross premiums written	$191.2	$1,948.4	$2,848.1	$3,181.2
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