Form 10-Q
period 2024-03-31
Argo Group International Holdings, Inc.
filed 2024-05-09
CIK 1091748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding (net of treasury shares) of each of the issuer’s classes of common stock as of May 9, 2024.
As of May 9, 2024, the registrant had 1,156,638,730 shares of common stock outstanding.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.

Unless otherwise stated in this report, references to “Argo Group,” “we,” “us,” “our,” or “the Company” refer to Argo Group International Holdings, Inc. and its subsidiaries. On November 30, 2023, we changed our jurisdiction of incorporation from Bermuda to the State of Delaware, which we refer to herein as the Redomestication. All references to “Argo Group,” “we,” “us,” “our,” or “the Company” on or before November 30, 2023 refer to Argo Group International Holdings, Ltd., an exempted company incorporated pursuant to the laws of Bermuda, and its subsidiaries. All such references after November 30, 2023 refer to Argo Group International Holdings, Inc., a Delaware corporation, and its subsidiaries. All references to “common stock” on or before November 30, 2023 refer to the common shares of Argo Group International Holdings, Ltd. prior to the Redomestication, and all such references after November 30, 2023 refer to the common stock of Argo Group International Holdings, Inc. after the Redomestication. All references to “preferred stock” on or before November 30, 2023 refer to the Series A Preference shares of Argo Group International Holdings, Ltd. prior to the Redomestication, and all such references after November 30, 2023 refer to the Series A Preferred stock of Argo Group International Holdings, Inc. after the Redomestication. For additional detail, please see “Item 1. Business—Corporate Information” of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 19, 2024.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
ARGO GROUP INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares and per share amounts)

	As of	As of
	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost: 2024 - $2,370.0, 2023 - $2,521.5; allowance for expected credit losses: 2024 - $0.2, 2023 - $0.2)	$2,413.4	$2,585.4
Mortgage loans (cost: 2024 - $171.6, 2023 - $144.8; allowance for expected credit losses: 2024 - $0.5, 2023 - $0.2)	171.1	144.6
Equity securities, at fair value (cost: 2024 - $9.5; 2023 - $11.7)	8.6	10.7
Other investments (cost: 2024 - $344.4; 2023 - $311.0)	344.4	311.0
Short-term investments, at fair value (cost: 2024 - $1,073.7; 2023 - $429.0)	1,073.6	429.5
Total investments	4,011.1	3,481.2
Cash, restricted cash and cash equivalents	462.4	791.6
Accrued investment income	18.0	20.4
Premiums receivable	209.8	230.7
Reinsurance recoverables	2,933.1	2,959.3
Other intangible assets, net of accumulated amortization	170.3	180.6
Current income taxes receivable, net	54.2	53.1
Deferred tax asset, net	41.7	39.1
Deferred acquisition costs, net	32.2	7.2
Ceded unearned premiums	353.7	356.0
Operating lease right-of-use assets	52.8	51.2
Other assets	196.9	189.1
Value of business acquired, net of accumulated amortization	110.9	143.6
Total assets	$8,647.1	$8,503.1
Liabilities and Stockholders' Equity
Reserves for losses and loss adjustment expenses	$5,543.1	$5,544.5
Unearned premiums	842.1	916.6
Accrued underwriting expenses and other liabilities	56.3	73.9
Ceded reinsurance payable, net	229.4	192.7
Funds held	48.6	57.3
Borrowing under revolving credit facility	100.0	—
Senior unsecured fixed rate notes	128.1	128.0
Junior subordinated debentures	241.6	241.2
Operating lease liabilities	53.4	51.4
Total liabilities	7,242.6	7,205.6
Commitments and contingencies (Note 12)
Stockholders' equity:
Series A Preferred stock and additional paid-in capital - $1.00 par, 30,000,000 shares authorized; 6,000 and 6,000 shares issued at March 31, 2024 and December 31, 2023, respectively; liquidation preference $25,000	137.1	137.1
Common stock - $1.00 par, 2,000,000,000 shares authorized; 1,156,638,730 and 1,056,638,730 shares issued at March 31, 2024 and December 31, 2023, respectively	1,156.6	1,056.6
Additional paid-in capital	51.1	51.1
Retained earnings	23.9	0.9
Accumulated other comprehensive income, net of taxes	35.8	51.8
Total stockholders' equity	1,404.5	1,297.5
Total liabilities and stockholders' equity	$8,647.1	$8,503.1
See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except number of shares and per share amounts)
(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Premiums and other revenue:
Net earned premiums	$313.7	$389.9
Net investment income	58.8	29.7
Net investment and other gains (losses):
Net realized investment and other gains (losses)	6.2	(21.1)
Change in fair value recognized	—	3.3
Change in allowance for credit losses on fixed maturity securities	—	(0.1)
Total net investment and other gains (losses)	6.2	(17.9)
Total revenue	378.7	401.7
Expenses:
Losses and loss adjustment expenses	220.0	284.6
Underwriting, acquisition and general expenses	117.1	137.0
Non-operating expenses	7.7	11.6
Interest expense	8.7	8.5
Fee and other (income) expense, net	—	(0.4)
Foreign currency exchange (gains) losses	(2.0)	2.7
Total expenses	351.5	444.0
Income (loss) before income taxes	27.2	(42.3)
Income tax provision (benefit)	1.6	(8.5)
Net income (loss)	$25.6	$(33.8)
Dividends on Series A Preferred stock	2.6	2.6
Net income (loss) attributable to common stockholders	$23.0	$(36.4)

Net income (loss) attributable to common stockholders per share of common stock:
Basic		$(1.04)
Diluted		$(1.04)
Dividend declared per share of common stock		$—
Weighted average common stock:
Basic		35,099,968
Diluted		35,099,968

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net income (loss)	$25.6	$(33.8)
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	(0.1)	0.4
Reclassification adjustment for foreign currency translation included in net income	—	—
Defined benefit pension plans:
Net gain arising during the period	—	1.0
Fixed maturity securities:
Unrealized gains (losses) arising during the period	(13.8)	33.2
Reclassification adjustment for (gains) losses included in net income	(6.5)	22.2
Other comprehensive income (loss) before tax	(20.4)	56.8

Income tax provision (benefit) related to other comprehensive income (loss):
Defined benefit pension plans:
Net gain arising during the period	—	0.2
Fixed maturity securities:
Unrealized gains (losses) arising during the period	(3.1)	5.2
Reclassification adjustment for (gains) losses included in net income	(1.3)	4.7
Income tax provision (benefit) related to other comprehensive income (loss)	(4.4)	10.1
Other comprehensive income (loss), net of tax	(16.0)	46.7
Comprehensive income (loss)	$9.6	$12.9

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except number of shares and per share amounts)
(Unaudited)

	Predecessor
	Preferred Stock and Additional Paid-in Capital	Common Stock	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance, December 31, 2022	$144.0	$46.4	$1,395.4	$(455.1)	$407.3	$(305.1)	$1,232.9
Net loss	—	—	—	—	(33.8)	—	(33.8)
Other comprehensive income - change in fair value of fixed maturities, net of taxes	—	—	—	—	—	45.5	45.5
Other comprehensive income, net of tax	—	—	—	—	—	1.2	1.2
Activity under stock incentive plans	—	0.1	1.6	—	—	—	1.7
Retirement of common stock (tax payments on equity compensation)	—	—	(0.8)	—	—	—	(0.8)
Employee stock purchase plan	—	—	0.4	—	—	—	0.4
Dividends on Series A Preferred stock	—	—	—	—	(2.6)	—	(2.6)
Balance, March 31, 2023	$144.0	$46.5	$1,396.6	$(455.1)	$370.9	$(258.4)	$1,244.5

	Successor
	Preferred Stock and Additional Paid-in Capital	Common Stock	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity

Balance, December 31, 2023	$137.1	$1,056.6	$51.1	$—	$0.9	$51.8	$1,297.5
Net income	—	—	—	—	25.6	—	25.6
Other comprehensive loss - change in fair value of fixed maturities, net of taxes	—	—	—	—	—	(15.9)	(15.9)
Other comprehensive loss, net of tax	—	—	—	—	—	(0.1)	(0.1)
Dividends on Series A Preferred stock	—	—	—	—	(2.6)	—	(2.6)
Issuance of common stock	—	100.0	—	—	—	—	100.0
Balance, March 31, 2024	$137.1	$1,156.6	$51.1	$—	$23.9	$35.8	$1,404.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash flows provided by (used in) operating activities:
Net income (loss)	$25.6	$(33.8)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization and depreciation	46.1	4.3
Share-based payments expense	—	1.5
Deferred income tax expense (benefit), net	2.6	(5.9)
Net investment and other (gains) losses	(6.2)	17.9
Undistributed earnings from alternative investment portfolio	(5.9)	0.2
Foreign currency exchange (gains) losses	(2.0)	2.7
Change in:
Accrued investment income	2.4	(0.3)
Receivables	47.1	613.8
Deferred acquisition costs	(25.0)	(6.5)
Ceded unearned premiums	2.3	(50.0)
Reserves for losses and loss adjustment expenses	0.6	(367.2)
Unearned premiums	(74.5)	(3.9)
Ceded reinsurance payable and funds held	28.0	(60.8)
Income taxes	(1.1)	(3.0)
Accrued underwriting expenses and other liabilities	(18.6)	(25.1)
Other, net	(35.1)	(44.8)
Cash (used in) provided by operating activities	(13.7)	39.1
Cash flows provided by (used in) investing activities:
Sales of fixed maturity investments	102.7	0.6
Maturities and mandatory calls of fixed maturity investments	63.7	32.5
Sales of equity securities	2.3	6.0
Sales of other investments	31.9	1.9
Purchases of fixed maturity investments	(1.0)	(1.7)
Purchases of equity securities	(0.1)	—
Purchases of other investments	(48.5)	(3.9)
Purchase of mortgage loans	(26.9)	—
Change in short-term investments	(637.8)	(215.0)
Settlements of foreign currency exchange forward contracts	0.8	5.1
Proceeds from business divestitures, net of cash transferred	—	54.3
Purchases of fixed assets, net	—	(1.4)
Cash used in investing activities	(512.9)	(121.6)
Cash flows provided by (used in) financing activities:
Additional debt borrowings	100.0	—
Issuance of common stock	100.0	—
Activity under stock incentive plans	—	0.5
Payment of cash dividends to preferred stockholders	(2.6)	(2.6)
Cash provided by (used in) financing activities	197.4	(2.1)
Net change in cash and restricted cash including balances classified as held-for-sale	(329.2)	(84.6)
Net change in cash balances classified as held-for-sale	—	70.8
Cash, restricted cash, and cash equivalents, beginning of period	791.6	50.2
Cash, restricted cash, and cash equivalents, end of period	$462.4	$36.4
 See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Business and Significant Accounting Policies
The accompanying Condensed Consolidated Financial Statements of Argo Group International Holdings, Inc. and its subsidiaries (“Argo Group,” “we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Argo Group is an underwriter of specialty insurance products in the property and casualty market.
On November 16, 2023, we merged with Brookfield Reinsurance Ltd., which resulted in a change to the Company’s ownership, (the “Merger”). Brookfield Reinsurance Ltd. elected to push-down its purchase accounting, which resulted in the Company reflecting the fair market value of our assets and liabilities as of November 16, 2023, in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The application of push-down accounting created a new basis of accounting for all of our assets and liabilities. As such, the Company’s financial position, results of operations, and cash flows subsequent to the acquisition are not comparable with those prior to November 16, 2023, and therefore have been separated to indicate pre-acquisition and post-acquisition periods. The pre-acquisition period through November 15, 2023 is referred to as the Predecessor. The post-acquisition period, November 16, 2023 and forward, includes the impact of push-down accounting and is referred to as the Successor.
The preparation of interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The major estimates reflected in our Condensed Consolidated Financial Statements include, but are not limited to, reserves for losses and loss adjustment expenses; reinsurance recoverables, including the reinsurance recoverables allowance for expected credit losses; fair value of investments and assessment of potential impairment, including the allowance for credit losses on fixed maturity securities; valuation of intangibles, including those identified as part of purchase accounting related to the Merger, and our deferred tax asset valuation allowance. Actual results could materially differ from those estimates. Certain financial information that is normally included in annual Condensed Consolidated Financial Statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission ("SEC") (the “2023 Form 10-K”).
The interim financial information as of, and for the three months ended, March 31, 2024 and 2023 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All material intercompany amounts have been eliminated in consolidation. Certain reclassifications have been made to financial information presented for prior years to conform to the current year’s presentation.
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
The base cash consideration for the purchase was $125.0 million, which was adjusted to reflect the extent by which AUA’s net assets as at completion are greater or lesser than AUA net assets as of March 31, 2022. In the third quarter of 2022, as a result of the sale, an impairment was recorded in the amount of $28.5 million, consisting of $17.3 million of indefinite lived intangible assets and $11.2 million of goodwill, representing the difference between the carrying value and implied fair value as determined by the consideration to be received. In addition, the Buyer replaced certain funds provided by the Company to support the activities of AUA and certain of its subsidiaries at Lloyd’s of London, which were subsequently released to the Company.
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
3.    Investments
As a result of the push-down accounting due to the Merger, the amortized cost of our investments is based on the fair value as of November 16, 2023.
Fixed Maturities
The amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses, and fair value of fixed maturity investments were as follows:

March 31, 2024
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturities
U.S. Governments	$354.4	$1.6	$—	$—	$356.0
Foreign Governments	5.6	0.6	—	—	6.2
Obligations of states and political subdivisions	87.2	1.5	—	—	88.7
Corporate bonds	1,097.4	19.2	0.9	0.2	1,115.5
Commercial mortgage-backed securities	264.5	11.4	0.5	—	275.4
Residential mortgage-backed securities	230.7	6.1	—	—	236.8
Asset-backed securities	131.9	1.9	0.1	—	133.7
Collateralized loan obligations	198.3	3.0	0.2	—	201.1
Total fixed maturities	$2,370.0	$45.3	$1.7	$0.2	$2,413.4

December 31, 2023
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturities
U.S. Governments	$357.7	$4.5	$—	$—	$362.2
Foreign Governments	27.9	2.6	—	0.2	30.3
Obligations of states and political subdivisions	92.4	2.0	—	—	94.4
Corporate bonds	1,185.0	28.9	0.8	—	1,213.1
Commercial mortgage-backed securities	270.9	10.1	0.5	—	280.5
Residential mortgage-backed securities	235.2	13.6	—	—	248.8
Asset-backed securities	140.4	1.7	0.1	—	142.0
Collateralized loan obligations	212.0	2.1	—	—	214.1
Total fixed maturities	$2,521.5	$65.5	$1.4	$0.2	$2,585.4
Contractual Maturity
The amortized cost and fair values of fixed maturity investments as of March 31, 2024, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$347.3	$347.6
Due after one year through five years	950.2	961.3
Due after five years through ten years	231.5	240.5
Due after ten years	15.6	17.0
Structured securities	825.4	847.0
Total	$2,370.0	$2,413.4
The actual maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.
Other Invested Assets
Details regarding the carrying value and unfunded investment commitments of other investments as of March 31, 2024 and December 31, 2023 were as follows:

March 31, 2024
(in millions)	Carrying Value	Unfunded Commitments
Investment type
Hedge funds	$31.5	$—
Private equity	257.9	82.4
Other	55.0	11.3
Total other investments	$344.4	$93.7

December 31, 2023
(in millions)	Carrying Value	Unfunded Commitments
Investment type
Hedge funds	$56.2	$—
Private equity	250.3	93.4
Other	4.5	—
Total other investments	$311.0	$93.4
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
•Other: Other includes participation in investment pools and private loans.
Unrealized Losses and Other-than-temporary Impairments
An aging of unrealized losses on our investments in fixed maturities is presented below:

March 31, 2024	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$103.4	$—	$—	$—	$103.4	$—
Obligations of states and political subdivisions	14.6	—	—	—	14.6	—
Corporate bonds	49.9	0.9	—	—	49.9	0.9
Commercial mortgage-backed securities	21.6	0.5	—	—	21.6	0.5
Residential mortgage-backed securities	3.9	—	—	—	3.9	—
Asset-backed securities	13.2	0.1	—	—	13.2	0.1
Collateralized loan obligations	5.6	0.2	—	—	5.6	0.2
Total fixed maturities	$212.2	$1.7	$—	$—	$212.2	$1.7

December 31, 2023	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
Foreign Governments	$0.1	$—	$—	$—	$0.1	$—
Obligations of states and political subdivisions	0.5	—	—	—	0.5	—
Corporate bonds	38.7	0.8	—	—	38.7	0.8
Commercial mortgage-backed securities	32.2	0.5	—	—	32.2	0.5
Residential mortgage-backed securities	2.9	—	—	—	2.9	—
Asset-backed securities	11.4	0.1	—	—	11.4	0.1
Collateralized loan obligations	21.4	—	—	—	21.4	—
Total fixed maturities	$107.2	$1.4	$—	$—	$107.2	$1.4
We hold a total of 1,169 fixed maturity securities, of which 117 were in an unrealized loss position for less than one year and none were in an unrealized loss position for a period one year or greater as of March 31, 2024. The unrealized losses as of March 31, 2024 are primarily driven from interest rate movements.

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
The following table presents a roll-forward of the changes in allowance for credit losses on available-for-sale fixed maturities by industry category for the three months ending March 31, 2024 and 2023, respectively:

	Successor
(in millions)	Foreign Governments	Obligations of states and political subdivisions	Corporate bonds	Asset backed securities	Total
Beginning balance, January 1, 2024	$0.2	$—	$—	$—	$0.2
Securities for which allowance was not previously recorded	—	—	0.1	—	0.1
Additional net increases (decreases) in existing allowance	(0.2)	—	0.1	—	(0.1)
Ending balance, March 31, 2024	$—	$—	$0.2	$—	$0.2

	Predecessor
(in millions)	Foreign Governments	Obligations of states and political subdivisions	Corporate bonds	Asset backed securities	Total
Beginning balance, January 1, 2023	$0.7	$0.4	$1.6	$0.1	$2.8
Securities for which allowance was not previously recorded	—	—	0.2	—	0.2
Securities sold during the period	—	—	(0.3)	—	(0.3)
Additional net increases (decreases) in existing allowance	0.1	—	(0.1)	—	—
Ending balance, March 31, 2023	$0.8	$0.4	$1.4	$0.1	$2.7
The change in allowance for credit losses on fixed maturity securities, included in Net investment and other gains (losses) in the Condensed Consolidated Statements of Income (Loss) was nil and $0.1 million for the three months ended March 31, 2024, and 2023, respectively.

For mortgage loans an allowance for credit losses is established at the time of origination or purchase, as necessary, and is updated each reporting period. Changes in the allowance for credit losses are recorded in Net investment and other gains (losses). This allowance reflects the risk of loss, even when that risk is remote, that is expected over the remaining contractual life of the loan. The allowance for credit losses considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions.
Mortgage Loans
Mortgage loan investments are composed of participation interests in a portfolio of commercial and residential mortgage loans. Loan collateral is diversified with regard to property type and geography. The following table presents loans by property type:

	March 31, 2024
(in millions)	Cost	Composition	Loan Count
Residential	$1.7	1.0%	1
Apartments	76.1	44.3%	16
Hotel	22.3	13.0%	4
Industrial	26.0	15.2%	4
Office	25.9	15.1%	1
Retail	19.6	11.4%	4
Total	$171.6	100.0%	30

	December 31, 2023
(in millions)	Cost	Composition	Loan Count
Apartments	$76.1	52.6%	16
Hotel	22.4	15.4%	4
Industrial	26.0	18.0%	4
Retail	20.3	14.0%	4
Total	$144.8	100.0%	28

The following table presents our loans by Debt Service Coverage Ratio (“DSCR”):

	March 31, 2024
(in millions)	Cost	Loan Count
Less than 1.00	$36.2	8
1.00 to 1.50	54.5	7
Greater than 1.5 to 2.0	30.9	6
Greater than 2.0 to 3.0	36.0	6
Greater than 3.0 to 4.0	12.3	2
Total	$169.9	29
DSCR does not include residential mortgage loans.

	December 31, 2023
(in millions)	Cost	Loan Count
Less than 1.00	$36.2	8
1.00 to 1.50	29.4	6
Greater than 1.5 to 2.0	30.9	6
Greater than 2.0 to 3.0	36.0	6
Greater than 3.0 to 4.0	12.3	2
Total	$144.8	28

The following table presents loans by Loan To Value (“LTV”):

	March 31, 2024
(in millions)	Cost	Loan Count
Equal to or less than 50.0%	$12.3	2
Greater than 50.0% to 55.0%	9.0	2
Greater than 55.0% to 60.0%	20.7	5
Greater than 60.0% to 70.0%	63.2	7
Greater than 70.0%	66.4	14
Total	$171.6	30

	December 31, 2023
(in millions)	Cost	Loan Count
Equal to or less than 50.0%	$12.3	2
Greater than 50.0% to 55.0%	9.1	2
Greater than 55.0% to 60.0%	18.9	4
Greater than 60.0% to 70.0%	37.3	6
Greater than 70.0%	67.2	14
Total	$144.8	28

The following table presents loans by maturity:

	March 31, 2024
(in millions)	Cost	Loan Count
One Year or Less	$44.8	8
Greater than One Year and Less than Three	34.9	3
Greater than Three Years and Less than Five Years	32.4	6
Greater than Five Years and Less than Seven Years	17.2	4
Greater than Seven Years and Less than Ten Years	42.3	9
Total	$171.6	30

	December 31, 2023
(in millions)	Cost	Loan Count
One Year or Less	$19.7	4
Greater than One Year and Less than Three	34.9	6
Greater than Three Years and Less than Five Years	32.4	6
Greater than Five Years and Less than Seven Years	17.2	4
Greater than Seven Years and Less than Ten Years	40.6	8
Total	$144.8	28

Investment Gains and Losses
The following table presents our gross realized investment gains and losses:

	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Realized gains on fixed maturities and other:
Fixed maturities	$6.8	$0.2
Other investments, including short-term investments	2.6	7.8
Total realized gains on fixed maturities and other	9.4	8.0

Realized losses on fixed maturities and other:
Fixed maturities	(0.3)	(22.4)
Other investments, including short-term investments	(2.8)	(5.8)
Total realized losses on fixed maturities and other	(3.1)	(28.2)

Other net losses recognized on fixed maturities and other:
Credit losses on fixed maturities	(0.5)	(0.6)
Impairment related to change in intent	—	—
Other	—	(3.6)
Total other net losses recognized on fixed maturities and other	(0.5)	(4.2)

Equity securities:
Net realized gains (losses) on equity securities	0.4	0.3
Change in unrealized gains (losses) on equity securities held at the end of the period	—	6.2
Net gains (losses) on equity securities	0.4	6.5
Net investment and other gains (losses) before income taxes	6.2	(17.9)
Income tax (benefit) provision	1.6	(5.1)
Net investment and other gains (losses), net of income taxes	$4.6	$(12.8)

The cost of securities sold is based on the specific identification method.
Changes in unrealized gains (losses) related to fixed maturity investments are summarized as follows:

	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Change in unrealized gains (losses)
Fixed maturities	$(19.9)	$55.5
Other and short-term investments	(0.4)	(0.1)
Net unrealized investment gains (losses) before income taxes	(20.3)	55.4
Income tax provision (benefit)	(4.4)	9.9
Net unrealized investment gains (losses), net of income taxes	$(15.9)	$45.5

Foreign Currency Exchange Forward Contracts
We entered into foreign currency exchange forward contracts primarily to manage currency exposure from our non-USD insurance operations. The currency forward contracts are carried at fair value in our Condensed Consolidated Balance Sheets in Other liabilities and Other assets at March 31, 2024 and December 31, 2023, respectively. The net realized gains and (losses) are included in Net realized investment and other gains (losses) in our Condensed Consolidated Statements of Income (Loss).
The fair value of our foreign currency exchange forward contracts as of March 31, 2024 and December 31, 2023 was as follows:

	As of
	March 31, 2024		December 31, 2023
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Operational currency
Open contracts in a gain position	$—	$—	$75.4	$1.8
Open contracts in a loss position	100.4	(0.7)	43.3	(0.3)
Net open contracts for operational currency		$(0.7)		$1.5

Asset manager investment exposure
Open contracts in a gain position	$45.8	$1.0	$—	$—
Open contracts in a loss position	—	—	45.8	(0.2)
Net open contracts for asset manager investment exposure		1.0		(0.2)
Total		$0.3		$1.3
The following table presents our gross realized investment gains and losses on our foreign currency exchange forward contracts:

	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Realized gains
Operational currency exposure	$1.4	$4.1
Asset manager investment exposure	1.2	—
Gross realized investment gains	2.6	4.1
Realized losses
Operational currency exposure	(2.7)	(3.1)
Asset manager investment exposure	—	(0.3)
Gross realized investment losses	(2.7)	(3.4)
Net realized investment (losses) gains on foreign currency exchange forward contracts	$(0.1)	$0.7
Regulatory Deposits, Pledged Securities and Letters of Credit
We are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations. We maintain assets pledged as collateral in support of irrevocable letters of credit issued under the terms of certain reinsurance agreements for loss and loss expense reserves. The following table presents our components of restricted investments:

	As of
(in millions)	March 31, 2024	December 31, 2023
Securities on deposit for regulatory and other purposes	$152.7	$153.4
Securities pledged as collateral for letters of credit	39.7	109.2
Total restricted investments	$192.4	$262.6

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
To validate the fair value of investments in the Company’s Condensed Consolidated Financial Statements, we receive prices from multiple sources including third-party pricing services and our outside investment managers. Through a comparative analysis, the Company validates the reasonableness of its valuations. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of March 31, 2024 and December 31, 2023. A description of the valuation techniques we use to measure assets at fair value is as follows:
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
Based on an analysis of the inputs, our financial assets and liabilities measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	March 31, 2024	Level 1 (1)	Level 2 (2)	Level 3 (3)
Fixed maturities
U.S. Governments	$356.0	$93.8	$262.2	$—
Foreign Governments	6.2	—	6.2	—
Obligations of states and political subdivisions	88.7	—	88.7	—
Corporate bonds	1,115.5	—	1,093.2	22.3
Commercial mortgage-backed securities	275.4	—	275.4	—
Residential mortgage-backed securities	236.8	—	236.8	—
Asset-backed securities	133.7	—	121.0	12.7
Collateralized loan obligations	201.1	—	201.1	—
Total fixed maturities	2,413.4	93.8	2,284.6	35.0
Equity securities	8.6	2.0	—	6.6
Other investments	1.3	—	0.2	1.1
Short-term investments	1,073.6	1,073.2	0.4	—
Derivatives	0.3	—	0.3	—
Total assets	$3,497.2	$1,169.0	$2,285.5	$42.7
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

(1) Quoted prices in active markets for identical assets
(2) Significant other observable inputs
(3) Significant unobservable inputs

The fair value measurements in the tables above do not equal Total investments on our Condensed Consolidated Balance Sheets as they primarily exclude mortgage loans and other investments. Our mortgage loans are accounted for using the amortized cost basis and other investments are accounted for under the equity-method of accounting, amortized cost basis, and hedge funds which are carried at NAV as a practical expedient.
A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:
Fair Value Measurements Using Unobservable Inputs (Level 3)

(in millions)	Credit Financial	Equity Securities	Other Invested Assets	Total
Beginning balance, January 1, 2024	$50.4	$6.4	$—	$56.8
Transfers out of Level 3	(10.0)	—	—	(10.0)
Total gains or losses (realized/unrealized):
Included in net income	0.8	0.1	—	0.9
Included in other comprehensive income	(0.4)	—	—	(0.4)
Purchases, issuances, sales, and settlements:
Purchases	0.4	0.1	1.1	1.6
Settlements	(6.2)	—	—	(6.2)
Ending balance, March 31, 2024	$35.0	$6.6	$1.1	$42.7
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2024	$—	$—	$—	$—

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2023	$40.7	$15.5	$56.2
Transfers into Level 3	5.6	—	5.6
Transfers out of Level 3	(5.6)	(7.6)	(13.2)
Total gains or losses (realized/unrealized):
Included in net income	(0.1)	(0.4)	(0.5)
Included in other comprehensive loss	0.8	—	0.8
Purchases, issuances, sales, and settlements:
Purchases	10.6	—	10.6
Sales	(0.5)	(1.1)	(1.6)
Settlements	(1.1)	—	(1.1)
Ending balance, December 31, 2023	$50.4	$6.4	$56.8
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2023	$—	$(0.8)	$(0.8)
At March 31, 2024 and December 31, 2023, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.
The Company holds certain investments at cost, less an allowance for expected credit losses, on the Condensed Consolidated Balance Sheets. The fair value of the Company’s investments is estimated using a discounted cash flow analysis. Due to the level of unobservable inputs factored into the estimation of fair value, the valuation would be categorized as Level 3. The cost and estimated fair value of these investments were:

	As of
	March 31, 2024		December 31, 2023
(in millions)	Cost	Fair Value	Cost	Fair Value
Mortgage loans	$171.6	$176.0	$144.8	$148.8
Private loans	49.4	49.3	—	—
Total	$221.0	$225.3	$144.8	$148.8
4.    Allowance for Credit Losses
Premiums receivable
The following table presents the balances of premiums receivable, net of allowance for estimated uncollectible premiums, including expected lifetime credit losses and the changes in the allowance for the respective periods:

(in millions)	Premiums Receivable, Net of Allowance for Estimated Uncollectible Premiums	Allowance for Estimated Uncollectible Premiums
	Predecessor
Balance, December 31, 2022	$292.0	$4.7
Current period change for estimated uncollectible premiums		0.4
Balance, March, 2023	$271.1	$5.1

	Successor
Balance, December 31, 2023	$230.7	3.0
Current period change for estimated uncollectible premiums		1.4
Write-offs of uncollectible premiums receivable		(0.3)
Balance, March 31, 2024	$209.8	$4.1

Reinsurance Recoverables
The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, including expected credit losses and changes in the allowance for the respective periods:

(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance
	Predecessor
Balance, December 31, 2022	$3,029.1	$4.7
Balance, March 31, 2023	$3,016.9	$4.7

	Successor
Balance, December 31, 2023	$2,959.3	$—
Balance, March 31, 2024	$2,933.1	$—
We primarily utilize A.M. Best credit ratings when determining the allowance and adjust as needed based on our historical experience with the reinsurers. A portion of our reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.

5.    Reserves for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net reserves - beginning of the year	$2,747.1	$2,213.1
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	195.2	236.0
Prior accident years	24.8	48.6
Losses and LAE incurred during calendar year, net of reinsurance	220.0	284.6
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	6.7	36.8
Prior accident years	174.8	149.1
Losses and LAE payments made during current calendar year, net of reinsurance:	181.5	185.9
Add/(Deduct):
Divestitures (1)	—	24.4
Retroactive reinsurance (2)	—	21.7
Total net reserve adjustments	—	46.1
Foreign exchange adjustments	(1.3)	2.1
Net reserves - end of period	2,784.3	2,360.0
Add:
Reinsurance recoverables on unpaid losses and LAE, end of period	2,758.8	2,824.1
Gross reserves - end of period	$5,543.1	$5,184.1
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
The impact from the unfavorable (favorable) development of prior accident years’ loss and LAE reserves on each reporting segment is presented below:

	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
U.S. Operations	$13.6	$39.7
International Operations	10.9	7.8
Run-off Lines	0.3	1.1
Total unfavorable (favorable) prior-year development	$24.8	$48.6

The following describes the primary factors behind each segment’s net prior accident year loss reserve development for the three months ended March 31, 2024 and 2023:
Three months ended March 31, 2024:
•U.S. Operations: Net unfavorable development primarily related to movements on large individual surety claims in specialty lines.
•International Operations: Net unfavorable development primarily related to our assumed business from our former Malta operations, ArgoGlobal Holdings (Malta) Ltd., which was sold in 2022.
•Run-off Lines: Net unfavorable development primarily related to involuntary pools.
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
Investment securities, mortgage loan investments, and short-term investments. See Note 3, “Investments,” for additional information.
Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables and reinsurance recoverables on paid losses approximates fair value due to short-term nature.
Debt. At March 31, 2024 and December 31, 2023, the fair value of our debt instruments is determined using both Level 1 and Level 2 inputs, as previously defined in Note 3, “Investments.” Borrowing under revolving credit facility approximates fair value due to short-term nature.
We receive fair value prices for similar financial instruments being traded in active markets. These prices are determined using observable market information such as publicly traded quoted prices, and trading prices for similar financial instruments actively being traded in the current market. We have reviewed the processes used by third-party providers for pricing these instruments and have determined that they result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of March 31, 2024 and December 31, 2023. A description of the valuation techniques we use to measure these liabilities at fair value is as follows:
Senior Unsecured Fixed Rate Notes Level 1:
•Our senior unsecured fixed rate notes are valued using Level 1 inputs. For these securities, we obtain fair value measurements from a third-party pricing service using quoted prices (unadjusted) in active markets at the reporting date.

Junior Subordinated Debentures Level 2:
•Our trust preferred debentures and subordinated debentures are typically valued using Level 2 inputs. For these securities, we obtain fair value measurements using quoted prices for similar securities being traded in active markets at the reporting date, as our specific debt instruments are less frequently traded.
A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	March 31, 2024		December 31, 2023
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures:
Trust preferred debentures	$161.0	$168.1	$160.8	$165.9
Subordinated debentures	80.6	84.7	80.4	83.3
Total junior subordinated debentures	241.6	252.8	241.2	249.2
Senior unsecured fixed rate notes	128.1	130.5	128.0	132.7
	$369.7	$383.3	$369.2	$381.9

Based on an analysis of the inputs, our financial instruments measured at fair value for disclosure purposes have been categorized as follows:

	Fair Value Measurements at Reporting Date Using
(in millions)	March 31, 2024	Level 1 (1)	Level 2 (2)	Level 3 (3)
Junior subordinated debentures:
Trust preferred debentures	$168.1	$—	$168.1	$—
Subordinated debentures	84.7	—	84.7	—
Total junior subordinated debentures	252.8	—	252.8	—
Senior unsecured fixed rate notes	130.5	130.5	—	—
	$383.3	$130.5	$252.8	$—
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
(1) Quoted prices in active markets for identical assets
(2) Significant other observable inputs
(3) Significant unobservable inputs

7.    Stockholders’ Equity
Common Stock
As a result of the Merger, the Company’s authorized and outstanding share capital is owned by BNRE Triangle Acquisition Inc.
On February 20, 2024, BNRE Triangle Acquisition Inc. purchased an additional 100.0 million shares of the Company’s common stock with a par value of $1.00 per share for $100.0 million.
Preferred Stock Dividend
On February 8, 2024, our Board of Directors declared a quarterly cash dividend in the amount of $437.50 per share on our 7.00% Resettable Fixed Rate Preferred Stock, Series A, par value of $1.00 per share, with a liquidation preference of $25,000 per share (the “Series A Preferred Stock”). Holders of depositary shares, each representing a 1/1,000th interest in a share of Series A Preferred Stock (the “Depositary Shares”), received $0.43750 per Depositary Share. On March 15, 2024, we paid $2.6 million to our stockholders of record, as of February 29, 2024, of the Series A Preferred Stock.
8.    Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of taxes (where applicable) by component for the three months ended March 31, 2024 and 2023 is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2024	$0.1	$51.1	$0.6	$51.8
Other comprehensive income before reclassifications	(0.1)	(10.7)	—	(10.8)
Amounts reclassified from accumulated other comprehensive loss	—	(5.2)	—	(5.2)
Net current-period other comprehensive income (loss)	(0.1)	(15.9)	—	(16.0)
Balance, March 31, 2024	$—	$35.2	$0.6	$35.8

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2023	$(4.2)	$(293.1)	$(7.8)	$(305.1)
Other comprehensive income before reclassifications	0.4	28.0	0.8	29.2
Amounts reclassified from accumulated other comprehensive loss	—	17.5	—	17.5
Net current-period other comprehensive income	0.4	45.5	0.8	46.7
Balance, March 31, 2023	$(3.8)	$(247.6)	$(7.0)	$(258.4)
The amounts reclassified from accumulated other comprehensive income (loss) shown in the above table have been included in the following captions in our Condensed Consolidated Statements of Income (Loss):

	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Unrealized gains and losses on securities:
Net realized investment and other gains (losses)	$6.5	$(22.2)
Income tax provision (benefit)	(1.3)	4.7
Total, net of taxes	$5.2	$(17.5)
Income tax effects are released from accumulated other comprehensive income (loss) for unrealized gains or losses when the gains or losses are realized, and are taxed at the statutory rate based on jurisdiction of the underlying transaction.

9.    Supplemental Cash Flow Information
Interest paid and income taxes paid (recovered) were as follows:

	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Senior unsecured fixed rate notes	$2.3	$2.3
Junior subordinated debentures	6.1	5.5
Other indebtedness	0.6	0.8
Total interest paid	$9.0	$8.6

Income taxes paid	$—	$0.4
Income taxes recovered	—	(0.1)
Income taxes paid, net	$—	$0.3
10.    Underwriting, Acquisition and General Expenses
Underwriting, acquisition and general expenses were as follows:

	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Commissions	$31.1	$57.5
Other underwriting and insurance expenses	68.1	86.0
Amortization of value of business acquired and other intangible assets	42.9	—
Total	142.1	143.5
Net deferral of policy acquisition costs	(25.0)	(6.5)
Total underwriting, acquisition and general expenses	$117.1	$137.0
11.    Income Taxes
The Company was incorporated under the laws of Bermuda until November 30, 2023. Under Bermuda law, the Company was not obligated to pay any tax in Bermuda based upon income or capital gains. We previously received an undertaking from the Supervisor of Insurance in Bermuda pursuant to the provisions of the Exempted Undertakings Tax Protection Act, 2011 which exempted us from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation or any tax in the nature of estate, duty or inheritance tax, at least until the year 2035. As of November 30, 2023, the Company redomiciled from Bermuda to the United States. In connection with redomiciling from Bermuda to the United States, the Company’s predecessor pre-tax loss and tax benefit is reported in Bermuda. Subsequent to redomiciling, the Company’s successor pre-tax income and tax provision is reported in the United States. Separately, Argo Re is in the process of completing an Internal Revenue Code Section 953(d) election to treat the entity as a U.S. taxpayer. The election is deemed retroactive to the period beginning January 1, 2023. Argo Re pre-tax loss for the predecessor period is reported in Bermuda. The retroactive United States tax benefit incurred for the predecessor period is reflected in purchase accounting. Argo Re pre-tax income and tax provision is reported in the United States for the successor period.
On February 2, 2023, Argo International Holdings Limited, a wholly-owned U.K. subsidiary of the Company, sold AUA. See Note 1, “Business and Significant Accounting Policies” for additional information related to this transaction. The predecessor period includes activity of AUA until it was sold. Subsequent to the AUA sale, the Company retained one U.K. subsidiary that is subject to the tax laws of that country. Under current law, the subsidiary is taxed at the applicable corporate tax rates and files a separate U.K. income tax return.
We have subsidiaries based in the U.S. that are subject to U.S. tax laws. Under current law, these subsidiaries are taxed at the applicable corporate tax rates. Beginning January 1, 2024, our U.S. subsidiaries file a consolidated U.S. federal income tax return with BAMR US Holdings LLC, a subsidiary of Brookfield Reinsurance Ltd.

We also have operations in Ireland and Italy which are subject to income taxes imposed by the jurisdiction in which they operate. Furthermore, we have an operation in Barbados which is not subject to income tax under the laws of that country.

On August 16, 2022, U.S. legislation referred to as the Inflation Reduction Act of 2022 was enacted. This legislation enacted a new Corporate Alternative Minimum Tax (“CAMT”) and Excise Tax on Repurchases of Corporate Stock. The Company has determined as of the period ending March 31, 2024, that it is not a CAMT taxpayer or subject to Excise Tax on Repurchases of Corporate Stock.
Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the three months ended March 31, 2024 and 2023, pre-tax income (loss) attributable to our operations and the corresponding operations’ effective tax rates were as follows:

	Successor			Predecessor
	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(in millions)	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$—	(1)	—%	$(15.2)		—%
United States	28.0		5.5%	(7.3)		19.7%
United Kingdom	—		—%	(20.1)		35.4%
United Arab Emirates	—		—%	0.3		—%
Italy	(0.8)		(4.7)%	—	(1)	—%
Pre-tax income (loss)	$27.2		5.8%	$(42.3)		20.1%
(1) Pre-tax income (loss) for the respective year was less than $0.1 million.
A reconciliation of the difference between the provision (benefit) for income taxes and the expected tax provision (benefit) at the weighted average tax rate is as follows:

	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Income tax provision (benefit) at expected rate	$5.7	$(5.4)
Tax effect of:
Foreign exchange adjustments	—	(2.6)
Impact of change in tax rate related to Finance Act 2021	—	(0.5)
Prior period adjustment	(4.4)	—
Other	0.3	—
Income tax provision (benefit)	$1.6	$(8.5)
Our gross deferred tax assets are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future taxable income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of future taxable income sufficient to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally for our U.S. property and casualty insurers two years for net operating losses and for all our U.S. subsidiaries three years for capital losses. If a company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. No change to the valuation allowance was recorded for the three months ended March 31, 2024. Existing valuation allowances pertain to the following: Internal Revenue Code Section 382 limited net operating loss carryforwards within the United States, cumulative losses incurred since inception, and valuation allowances acquired through or related to acquisitions or disposals. Based upon a review of our available evidence, both positive and negative discussed above, our management concluded that it is more-likely-than-not that $36.2 million of our deferred tax assets will be realized.

For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in the Company’s Condensed Consolidated Financial Statements. No change to the uncertain tax positions were recorded for federal or state income tax liability for the three months ended March 31, 2024. A net decrease of interest in the amount of $1.1 million has been recorded in the line item Interest expense in our Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2024. A net decrease of penalty in the amount of $0.2 million has been recorded in the line item Underwriting, acquisition, and insurance in our Consolidated Statements of Income (Loss) for the three months ended March 31, 2024.
Our U.S. subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2020. Our U.K. subsidiary is no longer subject to U.K. income tax examinations by His Majesty’s Revenue and Customs for years before 2022.
12.    Commitments and Contingencies
Legal Actions
Argo Group’s subsidiaries are parties to legal actions incidental to their business. As of March 31, 2024, management believes that the resolution of these matters would not materially affect our financial condition or results of operations.
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
On January 3, 2024, the Company filed a summons to stay the appraisal action pending judgment of the Judicial Committee of the Privy Council in the matter captioned “In re matter of Jardine Strategy Holdings Limited Case No: Civ/2022/14-31.” A hearing has been set for July 9, 2024 and the Company intends to defend this matter vigorously.
Contractual Commitments
We have contractual commitments to invest up to $93.7 million related to our limited partnership investments at March 31, 2024, as further disclosed in Note 3, “Investments.” These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time, not to exceed twelve years. Additionally, the Company has commitments to fund up to $29.4 million related to its investments in term loan and mortgage loan investments.

13.    Segment Information
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
Revenue and income (loss) before income taxes for each segment were as follows:

	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Revenue:
Net earned premiums
U.S. Operations	$286.7	$325.6
International Operations	26.9	64.3
Run-off Lines	0.1	—
Total net earned premiums	313.7	389.9
Net investment income
U.S. Operations	50.0	24.4
International Operations	7.2	4.6
Run-off Lines	1.6	0.7
Total net investment income	58.8	29.7
Net investment and other gains (losses)	6.2	(17.9)
Total revenue	$378.7	$401.7

	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Income (loss) before income taxes
U.S. Operations	$32.2	$(4.6)
International Operations	(7.8)	2.4
Run-off Lines	(0.2)	(0.7)
Total segment income (loss) before income taxes	24.2	(2.9)
Corporate and Other	(5.2)	(18.8)
Net investment and other gains (losses)	6.2	(17.9)
Foreign currency exchange gains (losses)	2.0	(2.7)
Total income (loss) before income taxes	$27.2	$(42.3)
The table below presents net earned premiums by geographic location for the three months ended March 31, 2024 and 2023. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
United States	$286.8	$325.6
United Kingdom	—	48.3
Bermuda	26.9	13.2
All other jurisdictions	—	2.8
Total earned premiums	$313.7	$389.9
The following table represents identifiable assets:

	As of
(in millions)	March 31, 2024	December 31, 2023
U.S. Operations	$6,678.5	$6,279.0
International Operations	1,635.2	1,888.9
Run-off Lines	231.6	221.4
Corporate and Other	101.8	113.8
Total assets	$8,647.1	$8,503.1
14.    Related Party Transactions
As part of the Merger, the Company has entered into recurring transactions and agreements with certain related parties.
Through March 31, 2024, the Company had purchased related party investments totaling $48.4 million, of which $27.3 million were mortgage loans and $21.1 million in other invested asset classes. Additionally, the Company has unfunded commitments totaling $40.7 million across the related party investments. Investment transactions with related parties are accounted for in the same manner as those with unrelated parties in the financial statements.
For the three months ended March 31, 2024, the Company incurred investment management fees due to related party arrangements of $2.3 million, which is recognized in Net investment income on our Condensed Consolidated Statements of Income (Loss).
Additionally, the Company issued common stock to BNRE Triangle Acquisition Inc. See Note 7, “Stockholders’ Equity,” for additional information.
15.    Subsequent Events
There are no subsequent events identified as of the date of this report.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our results of operations for the three months ended March 31, 2024 and the three months ended March 31, 2023, and a discussion of our financial condition as of March 31, 2024. This discussion and analysis should be read in conjunction with the attached unaudited interim Condensed Consolidated Financial Statements and notes thereto and Argo Group’s 2023 Form 10-K, including the audited Condensed Consolidated Financial Statements and notes thereto.
On November 16, 2023, we merged with Brookfield Reinsurance Ltd. (the “Merger”), which resulted in a change to the Company’s ownership. Brookfield Reinsurance Ltd. elected to push-down its purchase accounting, which resulted in the Company reflecting the fair market value of our assets and liabilities as of November 16, 2023, in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The application of push-down accounting created a new basis of accounting for all of our assets and liabilities. As such, the Company’s financial position, results of operations, and cash flows subsequent to the Merger are not comparable with those prior to November 16, 2023, and therefore have been separated to indicate pre-Merger and post-Merger periods. The pre-Merger period through November 15, 2023 is referred to as the Predecessor. The post-Merger period, November 16, 2023 and forward, includes the impact of push-down accounting and is referred to as the Successor.

Certain reclassifications have been made to financial information presented for prior years to conform to the current year’s presentation.
Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this Report are “forward-looking statements”, as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to future events and financial performance. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "expect," "intend," "plan," "believe," “do not believe,” “aim,” "project," "anticipate," “seek,” "will," “likely,” “assume,” “estimate,” "may," “continue,” “guidance,” “growth,” “objective,” “remain optimistic,” “improve,” “progress,” “path toward,” “outlook,” “trends,” “future,” “could,” “would,” “should,” “target,” “on track” and similar expressions of a future or forward-looking nature.
Such statements are subject to certain risks and uncertainties that could cause actual events or results to differ materially including, but not limited to, recent changes in interest rates and inflation, our ability to realize the anticipated benefits of the merger with Brookfield Reinsurance Ltd., the adequacy of our projected loss reserves, employee retention and changes in key personnel, the ability of our insurance subsidiaries to meet risk-based capital and solvency requirements, the outcome of legal and regulatory proceedings, investigations, inquiries, claims and litigation and other risks and uncertainties discussed in our filings with the SEC. For a more detailed discussion of such risks and uncertainties, see Part II, Item 1A. “Risk Factors” herein and Part I, Item 1A, “Risk Factors” in Argo Group’s Form 10-K for the year ended December 31, 2023. The inclusion of a forward-looking statement herein should not be regarded as a representation by Argo Group that Argo Group's objectives will be achieved. Argo Group undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on any such statements.

Consolidated Results of Operations
For the three months ended March 31, 2024, we reported a net income attributable to holders of common stock of $23.0 million. For the three months ended March 31, 2023, we reported net loss attributable to common stockholders of $36.4 million ($1.04 per diluted share of common stock).
The following is selected data from our results of operations for the three months ended March 31, 2024 and 2023, respectively:

	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Gross written premiums	$428.3	$596.7
Net earned premiums	$313.7	$389.9
Net investment income	58.8	29.7
Net investment and other gains (losses):
Net realized investment and other gains (losses)	6.2	(21.1)
Change in fair value recognized	—	3.3
Change in allowance for credit losses on fixed maturity securities	—	(0.1)
Total net investment and other gains (losses)	6.2	(17.9)
Total revenue	$378.7	$401.7
Income (loss) before income taxes	$27.2	$(42.3)
Income tax provision (benefit)	1.6	(8.5)
Net income (loss)	$25.6	$(33.8)
Less: Dividends on Series A Preferred Stock	2.6	2.6
Net income (loss) attributable to common stockholders	$23.0	$(36.4)
GAAP Ratios:
Loss ratio	70.1%	73.0%
Expense ratio (1)	37.4%	35.1%
Combined ratio	107.5%	108.1%
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
b.Expense ratio: the ratio of underwriting, acquisition and general expenses to net earned premiums.
c.Combined ratio: the sum of the loss ratio and the expense ratio. The difference between 100% and the combined ratio represents underwriting income (loss) as a percentage of net earned premiums, or underwriting margin (loss).

Gross Written and Net Earned Premiums
Consolidated gross written and net earned premiums by our four primary insurance lines were as follows:

	Successor		Predecessor
	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$80.0	$42.3	$82.3	$42.7
Liability	242.6	173.8	276.8	191.5
Professional	69.2	62.2	109.7	87.1
Specialty	36.5	35.4	127.9	68.6
Total	$428.3	$313.7	$596.7	$389.9

Gross written premiums for the three months ended March 31, 2024 were $428.3 million primarily driven by our liability and property lines within our U.S segment. Consolidated net earned premiums for the same period were $313.7 million driven by our liability and professional lines.
Gross written premiums for the same period ended 2023 were $596.7 million, which included results from our sold AUA business, and primarily driven by our liability and specialty lines. Consolidated net earned premiums were $389.9 million.
Our gross written and net earned premiums are further discussed by reporting segment and major lines of business below under the heading “Segment Results.”
Net Investment Income
Consolidated net investment income for the three months ended March 31, 2024 was $58.8 million primarily driven by income from fixed maturity and short-term investment securities. In connection with the Merger, the Company valued its investments in fixed maturities at market value and established new book yields prospectively as of the merger date. Included in net investment income for the three months ending March 31, 2024 is accretion of discount income of approximately $15.8 million relating to the purchase accounting push-down as a result of the Merger. The alternative investment portfolio, which includes earnings from both private equity and hedge fund investments, provided an additional contribution to the result.
Consolidated net investment income for the three months ended March 31, 2023 was $29.7 million.
Net Investment and Other Gains and Losses
Consolidated net investment and other gains for the three months ended March 31, 2024 were $6.2 million primarily attributable to net realized gains recognized in connection with the disposal of various below investment grade positions sold into an appreciated market.
Consolidated net investment and other losses of $17.9 million for the same period ended 2023 were primarily driven from the sale of AUA, which included $20.3 million of pre-tax realized losses that were previously recognized in accumulated other comprehensive income, resulting in no impact to total stockholders’ equity from this reclassification.
Loss and Loss Adjustment Expenses
Consolidated losses and loss adjustment expenses were $220.0 million for the three months ended March 31, 2024 and $284.6 million for the three months ended March 31, 2023.
The consolidated loss ratio for the three months ended March 31, 2024 was 70.1% and 73.0% for the same period in 2023. Catastrophe losses for the three months ended March 31, 2024 of $6.4 million (2.0 percentage points) were attributable to losses associated with U.S. storms. Catastrophe losses for the three months ended March 31, 2023 of $3.6 million were attributable to losses associated with U.S. storms.

The net unfavorable prior-year reserve development for the three months ended March 31, 2024 of $24.8 million was due to $13.6 million from U.S. Operations, $10.9 million from International Operations and $0.3 million in Run-off lines. The net unfavorable prior-year reserve development for the three months ended March 31, 2023 of $48.6 million was due to $39.7 million from U.S. Operations, $7.8 million in International Operations and $1.1 million in Run-off lines.
Our losses and loss adjustment expenses, including the prior-year loss reserve development shown in the following table, are further discussed by reporting segment under the heading “Segment Results” below. The following table summarizes the above referenced prior-year loss reserve development for the three months ended March 31, 2024 with respect to net loss reserves by line of business as of December 31, 2023.

(in millions)	Net Reserves as of December 31, 2023	Net Reserve Development (Favorable) / Unfavorable for the period ended March 31, 2024	Percent of Net Reserves as of December 31, 2023
Property	$134.1	$(0.5)	(0.4)%
Liability	1,814.6	13.3	0.7%
Professional	739.1	—	—%
Specialty	59.3	12.0	20.2%
Total	$2,747.1	$24.8	0.9%
In determining appropriate reserve levels for the three months ended March 31, 2024, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for loss and loss adjustment expenses and record our best estimate. Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data. Pricing, reinsurance costs, legal environment, general economic conditions including changes in inflation and many other factors impact our ultimate loss estimates. Refer to segment results for specific factors impacting our current accident year loss ratios.
Consolidated gross reserves for losses and loss adjustment expenses were $5,543.1 million and $5,544.5 million as of March 31, 2024 and December 31, 2023, respectively.
Underwriting, Acquisition and General Expenses
Consolidated underwriting, acquisition and general expenses for the three months ended March 31, 2024 were $117.1 million and $137.0 million the same period ended 2023. Consolidated underwriting, acquisition and general expenses for the three months ended March 31, 2024 include $42.9 million of amortization expense for our intangible assets as a result of push-down accounting.
The consolidated expense ratio was 37.4% for the three months ended March 31, 2024 and 35.1% for the three months ended March 31, 2023. The acquisition expense ratio was 18.1% and general and administrative expense ratio was 19.3% for the three months ended March 31, 2024 and 15.8% and 19.3%, respectively, for the three months ended March 31, 2023.
Our underwriting, acquisition and general expenses are further discussed below by reporting segment under the heading “Segment Results.”
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
Non-operating expenses were $7.7 million for the three months ended March 31, 2024 and $11.6 million the three months ended March 31, 2023. The expenses incurred for the three months ended March 31, 2024 primarily relate to legal fees, severance expenses and retention bonuses. The expenses incurred for the three months ended March 31, 2023 primarily relate to legal fees for the sale of AUA and the Company’s review of strategic alternatives.
Interest Expense
Consolidated interest expense was $8.7 million for the three months ended March 31, 2024 and $8.5 million for three months ended March 31, 2023.

Foreign Currency Exchange Gains/Losses
Consolidated foreign currency exchange gain was $2.0 million for the three months ended March 31, 2024 compared to a $2.7 million loss for three months ended March 31, 2023. The realized foreign currency exchange movements were due to fluctuations of the U.S. Dollar, on a weighted average basis, against the Euro and the British Pound.
Income Tax Provision
The consolidated income tax provision represents the income tax expense or benefit associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the consolidated provision for income taxes represents taxes on net income for our United States, United Kingdom, Ireland, and Italy operations. The Company recorded a consolidated income tax provision of $1.6 million for the three months ended March 31, 2024. This is compared to the consolidated income tax benefit of $8.5 million for the same period ended 2023.
The consolidated effective tax rate was 5.8% for the three months ended March 31, 2024 compared to the consolidated effective tax rate of 20.1% for the same periods ended 2023. The change in the effective tax rate was due to prior period adjustments which decreased the current period effective tax rate for the three-month period ending March 31, 2024. Excluding the prior period adjustments, the effective tax rate for the period ending March 31, 2024 was more aligned with statutory tax rates.
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

U.S. Operations
The following table summarizes the results of operations for U.S. Operations:

	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Gross written premiums	$384.3	$437.2
Net earned premiums	$286.7	$325.6
Losses and loss adjustment expenses	189.4	239.9
Underwriting, acquisition and general expenses	105.0	106.7
Underwriting income (loss) (non-GAAP)	(7.7)	(21.0)
Net investment income	50.0	24.4
Interest expense	7.4	7.0
Fee and other expense (income), net	—	(0.3)
Non-operating expenses	2.7	1.3
Income (loss) before income taxes	$32.2	$(4.6)
GAAP Ratios:
Loss ratio	66.1%	73.7%
Expense ratio (1)	36.6%	32.7%
Combined ratio	102.7%	106.4%
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
Gross Written and Net Earned Premiums
Gross written and net earned premiums by our four primary insurance lines were as follows:

	Successor		Predecessor
	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Gross Written	Net Earned	Gross Written	Net Earned
Property	$59.9	$27.7	$56.0	$36.9
Liability	229.9	167.4	248.1	175.3
Professional	58.1	56.9	75.2	68.3
Specialty	36.4	34.7	57.9	45.1
Total	$384.3	$286.7	$437.2	$325.6
Property
Gross written premiums for property were $59.9 million for the three months ended March 31, 2024 and $56.0 million for the three months ended March 31, 2023. Gross written premiums for the three months ended March 31, 2024 were primarily attributed to the fronted and delegated authority programs, inland marine, and garage. Net earned premium for the three months ended March 31, 2024 was $27.7 million and $36.9 million for the same period in 2023. Net earned premium for the three months ended March 31, 2024 were primarily attributed to the inland marine and garage business.

Liability
Gross written premiums for liability were $229.9 million for the three months ended March 31, 2024 and $248.1 million for the three months ended March 31, 2023. Gross written premiums for the three months ended March 31, 2024 were primarily attributed to casualty, construction, environmental, workers compensation lines and fronted programs. Net earned premiums for the three months ended March 31, 2024 were $167.4 million and $175.3 million for the same period in 2023. Net earned premium for the three months ended March 31, 2024 were primarily attributed to casualty, construction, environmental, and workers compensation lines.
Professional
Gross written premiums for professional were $58.1 million for the three months ended March 31, 2024 and $75.2 million for the three months ended March 31, 2023. Net earned premium for the three months ended March 31, 2024 was $56.9 million and $68.3 million for the same period in 2023. Gross written premiums and net earned premiums for the three months ended March 31, 2024 were primarily attributed to management liability and errors and omissions lines.
Specialty
Gross written premiums for specialty were $36.4 million for the three months ended March 31, 2024 and $57.9 million for the three months ended March 31, 2023. Gross written premiums for the three months ended March 31, 2024 were primarily attributed to surety lines, and fronted programs. Net earned premium for the three months ended March 31, 2024 were $34.7 million and $45.1 million for the same period in 2023. Net earned premium for the three months ended March 31, 2024 were driven by surety lines.
Loss and Loss Adjustment Expenses
Loss and loss adjustment expenses were $189.4 million and $239.9 million for the three months ended March 31, 2024 and 2023, respectively. The loss ratios for the three months ended March 31, 2024 and 2023 were 66.1% and 73.7%, respectively.
Net unfavorable prior-year reserve development for the three months ended March 31, 2024 was $13.6 million primarily related to movements on large individual surety claims in specialty lines.
Net prior-year reserve development for the three months ended March 31, 2023 was $39.7 million unfavorable. The net unfavorable prior year reserve development for the three months ended March 31, 2023 primarily related to liability and professional lines which included $19.3 million from businesses we have exited, including the impact of large losses, and $11.1 million driven by large claims in professional lines primarily from accident years 2019 and prior. The remainder of the unfavorable prior year development was due to loss activity greater than expected in liability and property lines.
Catastrophe losses for the three months ended March 31, 2024 were $2.5 million, compared to $3.1 million for the three months ended March 31, 2023, respectively. Catastrophe losses for both periods were mainly due to U.S. storms.
Underwriting, Acquisition and General Expenses
Underwriting, acquisition and general expenses were $105.0 million for the three months ended March 31, 2024 as compared to $106.7 million for the three months ended March 31, 2023, respectively. Underwriting, acquisition and general expenses for the three months ended March 31, 2024 include $38.4 million of amortization expense for our intangible assets as a result of push-down accounting. The expense ratio was 36.6% for the three months ended March 31, 2024 and 32.7% for the same period ended 2023.

International Operations
The following table summarizes the results of operations for International Operations:

	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Gross written premiums	$43.9	$159.5
Net earned premiums	$26.9	$64.3
Losses and loss adjustment expenses	29.5	43.6
Underwriting, acquisition and general expenses	10.4	21.4
Underwriting income (loss) (non-GAAP)	(13.0)	(0.7)
Net investment income	7.2	4.6
Interest expense	1.1	1.3
Fee and other expense (income), net	—	(0.1)
Non-operating expenses	0.9	0.3
Income (loss) before income taxes	$(7.8)	$2.4
GAAP Ratios:
Loss ratio	109.7%	67.8%
Expense ratio (1)	38.6%	33.3%
Combined ratio	148.3%	101.1%
(1) The Successor period includes amortization of value of business acquired and other intangible assets related to purchase accounting.
Gross Written and Net Earned Premiums
Gross written and net earned premiums by our four primary insurance lines were as follows:

	Successor		Predecessor
	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$20.0	$14.5	$26.3	$5.8
Liability	12.7	6.4	28.7	16.2
Professional	11.1	5.3	34.5	18.8
Specialty	0.1	0.7	70.0	23.5
Total	$43.9	$26.9	$159.5	$64.3

Property
Gross written premiums for property were $20.0 million for the three months ended March 31, 2024 and $26.3 million for the three months ended March 31, 2023. Gross written premiums for the three months ended March 31, 2024 were primarily attributed to the Bermuda operations. Net earned premium for the three months ended March 31, 2024 was $14.5 million and $5.8 million for the same period in 2023. Net earned premium for the three months ended March 31, 2024 was driven by growth in Bermuda during 2023 due to favorable rate change.
Liability
Gross written premiums for liability were $12.7 million for the three months ended March 31, 2024 and $28.7 million for the three months ended March 31, 2023. Net earned premium for the three months ended March 31, 2024 was $6.4 million and $16.2 million for the same period in 2023.

Professional
Gross written premiums for professional were $11.1 million for the three months ended March 31, 2024 and $34.5 million for the three months ended March 31, 2023. Net earned premium for the three months ended March 31, 2024 was $5.3 million and $18.8 million for the same period in 2023.
Specialty
Gross written premiums for specialty were $0.1 million for the three months ended March 31, 2024 and $70.0 million for the three months ended March 31, 2023. Gross written premiums for the three months ended March 31, 2024 are insignificant since the Company sold AUA in the first quarter of 2023. Net earned premium for the three months ended March 31, 2024 was $0.7 million and $23.5 million for the same period in 2023. Net earned premium for the three months ended March 31, 2024 are also insignificant and driven by the aforementioned.
Loss and Loss Adjustment Expenses
Loss and loss adjustment expenses were $29.5 million and $43.6 million for the three months ended March 31, 2024 and the three months ended March 31, 2023, respectively. The loss ratio for the three months ended March 31, 2024 was 109.7% compared to 67.8% for the three months ended March 31, 2023.
Net prior-year reserve development was $10.9 million unfavorable for the three months ended March 31, 2024 primarily related to our assumed business from our former Malta operations, ArgoGlobal Holdings (Malta) Ltd. Net prior-year reserve development was $7.8 million unfavorable for the three months ended March 31, 2023. The net unfavorable prior-year reserve development for the three months ended March 31, 2023 primarily related to claim movements in professional lines in Argo Insurance Bermuda.
Catastrophe losses for the three months ended March 31, 2024 were $3.9 million due to U.S. storms. Catastrophe losses for the three months ended March 31, 2023 were $0.5 million due to U.S. storms.
Underwriting, Acquisition and General Expenses
Underwriting, acquisition and general expenses were $10.4 million for the three months ended March 31, 2024, as compared to $21.4 million for the three months ended March 31, 2023. Underwriting, acquisition and general expenses for the three months ended March 31, 2024 include $4.5 million of amortization expense for our intangible assets as a result of push-down accounting.
The expense ratio was 38.6% for the three months ended March 31, 2024 and 33.3% for the same period in 2023.
Run-off Lines
The following table summarizes the results of operations for Run-off Lines:

	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net earned premiums	$0.1	$—
Losses and loss adjustment expenses	1.1	1.1
Underwriting, acquisition and general expenses	0.3	0.1
Underwriting income (loss) (non-GAAP)	(1.3)	(1.2)
Net investment income	1.6	0.7
Interest expense	0.2	0.2
Non-operating expenses	0.3	—
Income (loss) before income taxes	$(0.2)	$(0.7)

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

	Successor		Predecessor
	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$59.4	$50.8	$65.5	$55.8
Incurred losses	—	—	0.5	0.5
Losses paid	(2.1)	(1.7)	(2.9)	(2.6)
Loss reserves - asbestos and environmental, end of period	57.3	49.1	63.1	53.7
Risk-management reserves	117.4	78.2	142.6	89.9
Run-off reinsurance reserves	0.5	0.5	0.4	0.4
Other run-off lines	17.1	12.3	21.5	14.8
Total loss reserves - Run-off Lines	$192.3	$140.1	$227.6	$158.8
Losses and loss adjustment expenses for the three months ended March 31, 2024 and 2023 were due to unallocated loss adjustment expenses and involuntary pools.
Underwriting, Acquisition and General Expenses
Underwriting, acquisition and general expenses for the Run-off Lines for the three months ended March 31, 2024 is consistent with the same period in 2023.

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
Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the three months ended March 31, 2024 and 2023, net cash used in operating activities was $13.7 million compared to net cash provided by operating activities of $39.1 million, respectively. The decrease in cash flows from operating activities in 2024 compared to 2023 was attributable to various fluctuations within our operating activities, and primarily related to the timing of reinsurance payments and recoveries, claim payments and premium cash receipts in the respective periods. The decrease in premium is a result of a strategic reassessment of our various lines of business.
For the three months ended March 31, 2024, net cash used in investing activities was $512.9 million compared to net cash used in investing activities of $121.6 million for the same period in 2023. Net cash used in investing activities in 2024 was mainly the result of purchases of short-term investments and mortgage loans offset by net proceeds from fixed maturities investments.
For the three months ended March 31, 2024, net cash provided by financing activities was $197.4 million compared to $2.1 million net cash used in 2023. Net cash provided by financing activities in 2024 was driven by the issuance of our common shares to Brookfield Reinsurance and borrowings under our revolving credit facility.
Revolving Credit Facility and Term Loan
On February 21, 2024, the Company entered into Amendment No. 6 to that certain Credit Agreement with the financial institutions party thereto. Amendment No. 6, among other things, replaced the minimum Tangible Net Worth covenant in the Credit Agreement with a minimum Consolidated Net Worth. The Consolidated Net Worth covenant is tested at the end of each fiscal quarter and has been set at an amount equal to the sum of (i) $872.0 million plus (ii) 50% of positive net income for each fiscal quarter ending after December 31, 2023 plus (iii) 50% of net proceeds received from the issuance and sale of certain equity interests after December 31, 2023.
On February 22, 2024, the Company borrowed $100.0 million from the revolving credit facility, and elected a one-month term and interest option, under the terms of the Credit Agreement. The loan has been renewed using the one-month option through May 22, 2024.
Letter of Credit Facilities
On March 31, 2024, letters of credit totaling $30.9 million were outstanding, of which $17.0 million were issued against the committed secured bilateral letters of credit facility and $13.9 million were issued by commercial banks against the uncommitted, secured bilateral letters of credit facilities. Collateral with a market value of $39.7 million was pledged to these banks as security against these letters of credit.

Preferred Stock Dividends
On May 7, 2024, our Board of Directors declared a quarterly cash dividend in the amount of $437.50 per share on our 7.00% Resettable Fixed Rate Preferred Stock, Series A, par value of $1.00 per share, with a liquidation preference of $25,000 per share (the “Series A Preferred Stock”). Holders of depositary shares, each representing a 1/1,000th interest in a share of Series A Preferred Stock (the “Depositary Shares”), will receive $0.43750 per Depositary Share. The dividend will be paid on June 17, 2024 to our stockholders of record as of May 31, 2024.
Capital Contribution
On February 20, 2024, Brookfield Reinsurance Ltd. made a $100.0 million capital contribution to the Company in exchange for the issuance of 100,000,000 shares of the Company’s common stock.
Condensed Consolidating Financial Information
In accordance with Article 10 of SEC Regulation S-X, we have elected to present condensed consolidating financial information in lieu of separate Condensed Consolidated Financial Statements for the Subsidiary Issuer. The following tables present condensed consolidating financial information as of and for the three months ended March 31, 2024, of the Parent Guarantor and the Subsidiary Issuer. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.
The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets and results of operations of operating insurance company subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2024
(in millions)
(Unaudited)

	Argo Group International Holdings, Inc. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Investments	$—	$3,575.1	$436.0	$—	$4,011.1
Cash	1.2	356.0	105.2	—	462.4
Accrued investment income	—	16.1	1.9	—	18.0
Premiums receivable	—	162.9	46.9	—	209.8
Reinsurance recoverables	—	2,517.9	415.2	—	2,933.1
Intangible assets, net	—	165.9	4.4	—	170.3
Current income taxes receivable, net	0.6	52.7	0.9	—	54.2
Deferred tax assets, net	(0.2)	69.5	(27.6)	—	41.7
Deferred acquisition costs, net	—	32.4	(0.2)	—	32.2
Ceded unearned premiums	—	266.0	87.7	—	353.7
Operating lease right-of-use assets	(0.4)	49.3	3.9	—	52.8
Other assets	1.8	145.7	49.4	—	196.9
Value of business acquired	—	99.7	11.2	—	110.9
Investments in subsidiaries	1,487.3	—	—	(1,487.3)	—
Total assets	$1,490.3	$7,509.2	$1,134.9	$(1,487.3)	$8,647.1
Liabilities and Stockholders' Equity
Reserves for losses and loss adjustment expenses	$—	$4,492.4	$1,050.7	$—	$5,543.1
Unearned premiums	—	716.0	126.1	—	842.1
Funds held	—	353.7	(305.1)	—	48.6
Ceded reinsurance payable, net	—	170.2	59.2	—	229.4
Debt	25.6	362.1	82.0	—	469.7
Accrued underwriting expenses and other liabilities	1.8	46.9	7.6	—	56.3
Operating lease liabilities	—	49.6	3.8	—	53.4
Due to (from) affiliates	26.7	(0.1)	0.1	(26.7)	—
Intercompany note payable	31.7	25.9	(57.6)	—	—
Total liabilities	85.8	6,216.7	966.8	(26.7)	7,242.6
Total stockholders' equity	1,404.5	1,292.5	168.1	(1,460.6)	1,404.5
Total liabilities and stockholders' equity	$1,490.3	$7,509.2	$1,134.9	$(1,487.3)	$8,647.1
(1)Includes all other subsidiaries of Argo Group International Holdings, Inc. and all intercompany eliminations.
(2)Includes all Argo Group International Holdings, Inc. parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2024
(in millions)
(Unaudited)

	Argo Group International Holdings, Inc. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Net earned premiums	$—	$285.9	$27.8	$—	$313.7
Net investment income	—	50.1	8.7	—	58.8
Net investment and other gains (losses)	—	7.5	(1.3)	—	6.2
Total revenue	—	343.5	35.2	—	378.7
Expenses:
Losses and loss adjustment expenses	—	190.0	30.0	—	220.0
Underwriting, acquisition and general expenses	—	106.8	10.3	—	117.1
Non-operating expenses	1.8	5.0	0.9	—	7.7
Interest expense	0.7	6.2	1.8	—	8.7
Fee and other (income) expense, net	—	—	—	—	—
Foreign currency exchange losses	—	(0.4)	(1.6)	—	(2.0)
Total expenses	2.5	307.6	41.4	—	351.5
(Loss) income before income taxes	(2.5)	35.9	(6.2)	—	27.2
Provision for income taxes	(0.6)	(4.0)	6.2	—	1.6
Net (loss) income before equity in earnings of subsidiaries	(1.9)	39.9	(12.4)	—	25.6
Equity in undistributed earnings of subsidiaries	27.5	—	—	(27.5)	—
Net income (loss)	$25.6	$39.9	$(12.4)	$(27.5)	$25.6
Dividends on Series A Preferred stock	2.6	—	—	—	2.6
Net income (loss) attributable to common stockholders	$23.0	$39.9	$(12.4)	$(27.5)	$23.0
(1)Includes all other subsidiaries of Argo Group International Holdings, Inc. and all intercompany eliminations.
(2)Includes all Argo Group International Holdings, Inc. parent company eliminations.
Recent Accounting Standards and Critical Accounting Estimates
New Accounting Standards
The discussion of the adoption and pending adoption of recently issued accounting policies is included in Note 2, “Recently Issued Accounting Pronouncements,” in the Notes to the Condensed Consolidated Financial Statements, included in Part I, Item 1 - “Condensed Consolidated Financial Statements (unaudited).”
Critical Accounting Estimates
Refer to “Critical Accounting Estimates” in the Company’s 2023 Form 10-K for information on accounting estimates and policies that we consider critical in preparing our Condensed Consolidated Financial Statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.
There have been no material changes to our critical accounting estimates described in our 2023 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We believe that we are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk.
Interest Rate Risk
Our primary market risk exposure on fixed maturity investments relates to interest rate risk and the changes in interest rates. Fluctuations in interest rates have a direct impact on the fair value of these securities. As interest rates rise, the fair value of our fixed maturity portfolio falls, and the converse is also true. We manage interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates. The model duration of the assets comprising our fixed maturity investment portfolio was 2.15 years and 2.68 years at March 31, 2024 and December 31, 2023, respectively.
Credit Risk
We have exposure to credit risk on losses recoverable from reinsurers and receivables from insureds. Our controls to mitigate this risk include limiting our exposure to any one counterparty, evaluating the financial strength of our reinsurers, canceling policies, generally requiring minimum credit ratings and in certain cases receiving collateral from our reinsurers and insureds.
We also have exposure to credit risk in our investment holdings. Our risk management strategy and investment policy attempts to mitigate this risk by primarily investing in debt instruments of high credit quality issuers, limiting credit concentration, monitoring the credit quality of issuers and counterparties and diversifying issuers. The weighted average rating of our fixed maturity investments was A+ with 97.2% and A with 94.0% rated investment grade or better (BBB- or higher) at March 31, 2024 and December 31, 2023, respectively.
We review our investments to identify and evaluate those that may have credit impairments on a quarterly basis, considering the historical performance of the security, available market information, and credit ratings, among other things. For fixed maturity securities, the review includes consideration of current ratings and actions of major rating agencies (Standard & Poor's, Moody's and Fitch). If a security has two ratings, the lower rating is used. If a security has three ratings, the middle rating is used. The following table reflects the credit quality of our fixed maturity portfolio at March 31, 2024:

Other Fixed Maturities	Cost	Fair Value
AAA	$11.2	$11.3
AA	468.9	471.8
A	395.3	401.9
BBB	613.1	624.2
BB/B	40.7	41.5
CCC and Below	15.4	15.7
Unrated	—	—
Other Fixed Maturities	$1,544.6	$1,566.4

Structured Securities	Cost	Fair Value
AAA	$326.2	$335.1
AA	317.7	327.3
A	122.6	124.7
BBB	48.9	49.6
BB/B	9.5	9.7
CCC and Below	0.5	0.6
Structured Securities	$825.4	$847.0

Total Fixed Maturities	Cost	Fair Value
AAA	$337.4	$346.4
AA	786.6	799.1
A	517.9	526.6
BBB	662.0	673.8
BB/B	50.2	51.2
CCC and Below	15.9	16.3
Unrated	—	—
Total Fixed Maturities	$2,370.0	$2,413.4
Our portfolio also includes alternative investments with a carrying value at March 31, 2024 and December 31, 2023 of $344.4 million and $311.0 million (8.6% and 8.9% of total invested assets), respectively. We may invest in both long and short equities, corporate debt securities, currencies, real estate, commodities and derivatives. We attempt to mitigate our risk by selecting managers with extensive experience, proven track records and robust controls and processes. We also attempt to mitigate our risk by diversifying through multiple managers and different types of assets and asset classes.
Mortgage loans add portfolio diversification. These assets typically afford credit protections through covenants and deeper due diligence given information access. We also monitor debt service coverage ratios and loan-to-value ratios in our assessment of credit risk and exposure.
Equity Price Risk
We hold a diversified portfolio of equity securities with a fair value of $8.6 million and $10.7 million (0.2% and 0.3% of total invested assets) at March 31, 2024 and December 31, 2023, respectively. Our equity securities are exposed to equity price risk which is defined as the potential for loss in fair value due to a decline in equity prices. We believe the diversification of our equity securities among various industries, market segments and issuers, as well as the use of multiple outside investment managers, mitigates our exposure to equity price risk.

Foreign Currency Risk
We have exposure to foreign currency risk in our insurance contracts and invested assets and, prior to the sale of AUA, a portion of our debt. We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance contracts that are payable in currencies other than the U.S. Dollar with cash and investments that are denominated in such currencies. We also use foreign exchange forward contracts to attempt to mitigate this risk. For the three months ended March 31, 2024, we recognized $2.6 million of gross gains and 2.7 million of gross losses from foreign exchange contracts, for a net loss of $0.1 million. For the three months ended March 31, 2023, we recognized $4.1 million of gross gains and $3.4 million of gross losses from foreign exchange contracts, for a net loss of $0.7 million. The net losses are recorded in the Net investment and other gains (losses) in the Condensed Consolidated Statements of Income (Loss). With the divestitures executed and announced in 2023, our exposure to foreign currency risk has decreased.
Item 4. Controls and Procedures
Argo Group, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), defines “disclosure controls and procedures” as controls and procedures “designed to ensure that information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.” Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2024, at the reasonable assurance level to ensure that information required to be disclosed by Argo Group in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Change in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting made during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Throughout this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “Argo Group,” “we,” “us,” “our” or the “Company” mean Argo Group International Holdings, Inc. and all of its subsidiaries, taken together as a whole.
Item 1. Legal Proceedings
We and our subsidiaries are parties to legal actions from time to time, generally incidental to our and their business. While any litigation or arbitration proceedings include an element of uncertainty, management believes that the resolution of these matters will not materially affect our financial condition or results of operations. See “Legal Actions” in Note 12. “Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report for additional information.
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
On January 3, 2024, the Company filed a summons to stay the appraisal action pending judgment of the Judicial Committee of the Privy Council in the matter captioned “In re matter of Jardine Strategy Holdings Limited Case No: Civ/2022/14-31.” A hearing has been set for July 9, 2024 and the Company intends to defend this matter vigorously.
Item 1A. Risk Factors
In addition to the other information set forth in this report, readers should carefully consider the factors discussed in “Part I, Item 1A—Risk Factors” of Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”), and in the Company’s other filings with the SEC, which could materially affect the Company’s business, financial condition, cash flows or future results. There have been no material changes from the risk factors previously disclosed in “Part I, Item 1A—Risk Factors” in the 2023 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
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

ARGO GROUP INTERNATIONAL HOLDINGS, INC.

May 9, 2024	By	/s/ Jessica Buss
Jessica Buss
Chief Executive Officer

May 9, 2024	By	/s/ Christopher Donahue
Christopher Donahue
Chief Financial Officer