Form 10-Q
period 2024-09-30
Argo Group International Holdings, Inc.
filed 2024-11-14
CIK 1091748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 14, 2024.
As of November 14, 2024, the registrant had 13 shares of common stock outstanding.

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

ARGO GROUP INTERNATIONAL HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
ARGO GROUP INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares and per share amounts)

	As of	As of
	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost: $2,283.6 and $2,521.5, respectively; allowance for expected credit losses: $1.0 and $0.2, respectively)	$2,368.2	$2,585.4
Mortgage loans (cost: $234.9 and $144.8, respectively; allowance for expected credit losses: $0.7 and $0.2, respectively)	234.9	144.6
Private loans (cost: $200.7 and $—, respectively; allowance for expected credit losses: $0.5 and $—, respectively)	200.2	—
Equity securities, at fair value (cost: $56.7 and $11.7, respectively)	85.3	10.7
Other investments (cost: $425.9 and $311.0, respectively)	430.3	311.0
Short-term investments, at fair value (cost: $656.7 and $429.0, respectively)	657.1	429.5
Total investments	3,976.0	3,481.2
Cash, restricted cash and cash equivalents	558.0	791.6
Accrued investment income	19.8	20.4
Premiums receivable	191.7	230.7
Reinsurance recoverables	3,130.7	2,959.3
Other intangible assets, net of accumulated amortization	149.5	180.6
Current income taxes receivable, net	22.6	53.1
Deferred tax asset, net	65.9	39.1
Deferred acquisition costs, net	51.7	7.2
Ceded unearned premiums	384.8	356.0
Operating lease right-of-use assets	49.3	51.2
Other assets	171.0	189.1
Value of business acquired, net of accumulated amortization	45.6	143.6
Total assets	$8,816.6	$8,503.1
Liabilities and Stockholders' Equity
Reserves for losses and loss adjustment expenses	$5,792.9	$5,544.5
Unearned premiums	839.4	916.6
Accrued underwriting expenses and other liabilities	109.0	73.9
Ceded reinsurance payable, net	211.8	192.7
Funds held	44.5	57.3
Senior unsecured fixed rate notes	128.7	128.0
Junior subordinated debentures	242.7	241.2
Operating lease liabilities	50.5	51.4
Total liabilities	7,419.5	7,205.6
Commitments and contingencies (Note 12)
Stockholders' equity:
Series A Preferred stock and additional paid-in capital ($1.00 par; 10,000 and 30,000,000 shares authorized, respectively; 6,000 shares issued; liquidation preference $25,000)	137.1	137.1
Common stock ($0.01 and $1.00 par, respectively; 1,000 and 2,000,000,000 shares authorized, respectively; 13 and 1,056,638,730 shares issued, respectively)	—	1,056.6
Additional paid-in capital	1,292.4	51.1
Retained earnings (Accumulated deficit)	(101.0)	0.9
Accumulated other comprehensive income, net of taxes	68.6	51.8
Total stockholders' equity	1,397.1	1,297.5
Total liabilities and stockholders' equity	$8,816.6	$8,503.1
See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except number of shares and per share amounts)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Premiums and other revenue:
Net earned premiums	$234.3	$342.7	$837.9	$1,062.5
Net investment income	62.3	40.4	187.1	102.9
Net investment and other gains (losses):
Net realized investment and other (losses) gains	0.8	7.4	5.8	(21.0)
Change in fair value recognized	—	(10.1)	26.4	2.1
Change in allowance for credit losses on fixed maturity securities	(1.0)	(2.0)	(1.4)	(2.1)
Total net investment and other gains (losses)	(0.2)	(4.7)	30.8	(21.0)
Total revenue	296.4	378.4	1,055.8	1,144.4
Expenses:
Losses and loss adjustment expenses	346.8	280.9	793.5	806.9
Underwriting, acquisition and general expenses	110.9	116.1	344.8	364.0
Non-operating expenses (income)	(0.2)	5.1	12.7	23.5
Interest expense	9.4	8.7	29.2	25.4
Fee and other expense (income), net	—	0.2	(0.1)	(0.3)
Foreign currency exchange (gains) losses	(3.8)	(3.3)	(3.1)	0.1
Total expenses	463.1	407.7	1,177.0	1,219.6
Income (loss) before income taxes	(166.7)	(29.3)	(121.2)	(75.2)
Income tax provision (benefit)	(34.4)	17.6	(27.2)	3.3
Net income (loss)	$(132.3)	$(46.9)	$(94.0)	$(78.5)
Dividends on Series A Preferred stock	2.6	2.6	7.9	7.9
Net income (loss) attributable to common stockholders	$(134.9)	$(49.5)	$(101.9)	$(86.4)

Net income (loss) attributable to common stockholders per share of common stock:
Basic		$(1.41)		$(2.46)
Diluted		$(1.41)		$(2.46)
Dividend declared per share of common stock		$—		$—
Weighted average common stock:
Basic		35,197,824		35,158,416
Diluted		35,197,824		35,158,416

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net income (loss)	$(132.3)	$(46.9)	$(94.0)	$(78.5)
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	0.4	0.5	0.3	1.0
Defined benefit pension plans:
Net gain arising during the period	—	—	—	1.0
Fixed maturity securities:
Unrealized gains (losses) arising during the period	50.9	(20.7)	25.7	(0.7)
Reclassification adjustment for losses (gains) included in net income (loss)	1.6	1.5	(4.8)	27.4
Other comprehensive income (loss) before tax	52.9	(18.7)	21.2	28.7

Income tax provision (benefit) related to other comprehensive income (loss):
Defined benefit pension plans:
Net gain arising during the period	—	—	—	0.2
Fixed maturity securities:
Unrealized gains (losses) arising during the period	10.9	(3.3)	5.4	(0.3)
Reclassification adjustment for losses (gains) included in net income	0.3	(0.4)	(1.0)	5.0
Income tax provision (benefit) related to other comprehensive income (loss)	11.2	(3.7)	4.4	4.9
Other comprehensive income (loss), net of tax	41.7	(15.0)	16.8	23.8
Comprehensive income (loss)	$(90.6)	$(61.9)	$(77.2)	$(54.7)

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except number of shares and per share amounts)
(Unaudited)

	Successor
	Preferred Stock and Additional Paid-in Capital	Common Stock	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance, June 30, 2024	$137.1	$1,256.6	$51.1	$—	$33.9	$26.9	$1,505.6
Net income (loss)	—	—	—	—	(132.3)	—	(132.3)
Other comprehensive income - change in fair value of fixed maturities, net of taxes	—	—	—	—	—	41.3	41.3
Other comprehensive income, net of tax	—	—	—	—	—	0.4	0.4
Purchase accounting adjustments (1)	—	—	(15.3)	—	—	—	(15.3)
Changes in common stock due to merger with AGIH Merger Sub, Inc. (2)	—	(1,256.6)	1,256.6	—	—	—	—
Dividends on preferred stock	—	—	—	—	(2.6)	—	(2.6)
Balance, September 30, 2024	$137.1	$—	$1,292.4	$—	$(101.0)	$68.6	$1,397.1

(1) Impact of measurement period adjustment on bargain purchase in connection with the Merger. Refer to Note 1, “Business and Significant Accounting Policies” for additional information.
(2) Refer to the Merger with AGIH Merger Sub, Inc. in Note 1, “Business and Significant Accounting Policies” for additional information.

	Predecessor
	Preferred Stock and Additional Paid-in Capital	Common Stock	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance, June 30, 2023	$144.0	$46.5	$1,395.1	$(455.1)	$370.6	$(266.3)	$1,234.8
Net income (loss)	—	—	—	—	(46.9)	—	(46.9)
Other comprehensive loss - change in fair value of fixed maturities, net of taxes	—	—	—	—	—	(15.5)	(15.5)
Other comprehensive income, net of tax	—	—	—	—	—	0.5	0.5
Activity under stock incentive plans	—	—	0.7	—	—	—	0.7
Retirement of common stock (tax payments on equity compensation)	—	—	(0.1)	—	—	—	(0.1)
Employee stock purchase plan	—	—	0.4	—	—	—	0.4
Dividends on preferred stock	—	—	—	—	(2.6)	—	(2.6)
Balance, September 30, 2023	$144.0	$46.5	$1,396.1	$(455.1)	$321.1	$(281.3)	$1,171.3

See accompanying notes.

	Successor
	Preferred Stock and Additional Paid-in Capital	Common Stock	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance, December 31, 2023	$137.1	$1,056.6	$51.1	$—	$0.9	$51.8	$1,297.5
Net income (loss)	—	—	—	—	(94.0)	—	(94.0)
Other comprehensive income - change in fair value of fixed maturities, net of taxes	—	—	—	—	—	16.5	16.5
Other comprehensive income, net of tax	—	—	—	—	—	0.3	0.3
Purchase accounting adjustments (1)	—	—	(15.3)	—	—	—	(15.3)
Changes in common stock due to merger with AGIH Merger Sub, Inc. (2)	—	(1,256.6)	1,256.6	—	—	—	—
Dividends on Series A Preferred stock	—	—	—	—	(7.9)	—	(7.9)
Issuance of common stock	—	200.0	—	—	—	—	200.0
Balance, September 30, 2024	$137.1	$—	$1,292.4	$—	$(101.0)	$68.6	$1,397.1

(1) Impact of measurement period adjustment on bargain purchase in connection with the Merger. Refer to Note 1, “Business and Significant Accounting Policies” for additional information.
(2) Refer to the Merger with AGIH Merger Sub, Inc. in Note 1, “Business and Significant Accounting Policies” for additional information.
	Predecessor
	Preferred Stock and Additional Paid-in Capital	Common Stock	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance, December 31, 2022	$144.0	$46.4	$1,395.4	$(455.1)	$407.3	$(305.1)	$1,232.9
Net income (loss)	—	—	—	—	(78.5)	—	(78.5)
Other comprehensive income - change in fair value of fixed maturities, net of taxes	—	—	—	—	—	22.0	22.0
Other comprehensive income, net of tax	—	—	—	—	—	1.8	1.8
Activity under stock incentive plans	—	0.1	0.4	—	—	—	0.5
Retirement of common stock (tax payments on equity compensation)	—	—	(0.9)	—	—	—	(0.9)
Employee stock purchase plan	—	—	1.2	—	—	—	1.2
Dividends on Series A Preferred stock	—	—	—	—	(7.9)	—	(7.9)
Cash dividend declared - common stock ($0.00/share)	—	—	—	—	0.2	—	0.2
Balance, September 30, 2023	$144.0	$46.5	$1,396.1	$(455.1)	$321.1	$(281.3)	$1,171.3

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Successor	Predecessor
	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Cash flows provided by (used in) operating activities:
Net income (loss)	$(94.0)	$(78.5)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization and depreciation	138.3	11.3
Share-based payments expense	—	0.3
Deferred income tax expense (benefit), net	(26.5)	4.7
Net investment and other (gains) losses	(30.8)	21.0
Undistributed earnings from alternative investment portfolio	(16.9)	(9.3)
Foreign currency exchange (gains) losses	(3.1)	0.1
Change in:
Accrued investment income	0.6	(1.6)
Receivables	(132.4)	743.4
Deferred acquisition costs	(44.5)	(10.7)
Ceded unearned premiums	(28.8)	(19.5)
Reserves for losses and loss adjustment expenses	232.1	(223.8)
Unearned premiums	(77.2)	(10.6)
Ceded reinsurance payable and funds held	6.3	(55.8)
Income taxes	30.5	(1.7)
Accrued underwriting expenses and other liabilities	33.4	(46.6)
Other, net	(70.6)	(51.2)
Cash (used in) provided by operating activities	(83.6)	271.5
Cash flows provided by (used in) investing activities:
Sales of fixed maturity investments	110.3	21.4
Maturities and mandatory calls of fixed maturity investments	398.4	119.5
Proceeds from mortgage loans	19.9	—
Proceeds from private loan investments	15.3	—
Sales of equity securities	2.8	45.7
Sales of other investments	68.9	21.5
Purchases of fixed maturity investments	(224.0)	(11.9)
Purchases of mortgage loans	(108.3)	—
Purchases of private loan investments	(206.0)	—
Purchases of equity securities	(48.6)	(0.3)
Purchases of other investments	(171.3)	(16.6)
Change in short-term investments	(200.3)	(566.4)
Settlements of foreign currency exchange forward contracts	0.8	4.5
Proceeds from business divestitures, net of cash transferred	—	62.9
Purchases of fixed assets, net	—	(2.4)
Cash used in investing activities	(342.1)	(322.1)
Cash flows provided by (used in) financing activities:
Debt borrowings	100.0	—
Repayment of debt	(100.0)	—
Issuance of common stock	200.0	—
Activity under stock incentive plans	—	1.2
Payment of cash dividends to preferred stockholders	(7.9)	(7.9)
Payment of cash dividends to common stockholders	—	0.2
Cash provided by (used in) financing activities	192.1	(6.5)
Effect of exchange rate changes on cash	—	0.3
Net change in cash and restricted cash including balances classified as held-for-sale	(233.6)	(56.8)
Net change in cash balances classified as held-for-sale	—	70.8
Cash, restricted cash, and cash equivalents, beginning of period	791.6	50.2
Cash, restricted cash, and cash equivalents, end of period	$558.0	$64.2
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
On November 16, 2023, we merged with Brookfield Wealth Solutions Ltd. (formerly known as Brookfield Reinsurance Ltd.), which resulted in a change to the Company’s ownership (the “Merger”). Brookfield Wealth Solutions Ltd. elected to push-down its purchase accounting, which resulted in the Company reflecting the fair market value of our assets and liabilities as of November 16, 2023, in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The application of push-down accounting created a new basis of accounting for all of our assets and liabilities. As such, the Company’s financial position, results of operations, and cash flows subsequent to the acquisition are not comparable with those prior to November 16, 2023, and therefore have been separated to indicate pre-acquisition and post-acquisition periods. The pre-acquisition period through November 15, 2023 is referred to as the Predecessor. The post-acquisition period, November 16, 2023 and forward, includes the impact of push-down accounting and is referred to as the Successor.
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
The interim financial information as of, and for the three and nine months ended, September 30, 2024 and 2023 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All material intercompany amounts have been eliminated in consolidation. Certain reclassifications have been made to financial information presented for prior years to conform to the current year’s presentation.
Merger with AGIH Merger Sub, Inc.
On September 25, 2024, the Company and AGIH Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger, pursuant to which, among other things, Merger Sub merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger with AGIH Merger Sub, Inc.”). The purpose of the Merger with AGIH Merger Sub, Inc., was to reduce the Company’s annual franchise taxes in the State of Delaware by reducing the number of authorized shares of the Company’s common stock and preferred stock. In connection with the consummation of the Merger with AGIH Merger Sub, Inc., the number of authorized shares of the Company’s common stock decreased from 2,000,000,000 to 1,000, each share of the Company’s common stock, par value $1.00 per share, of the Company was converted into and became one hundred millionth (1/100,000,000) of a validly issued, fully paid, and non-assessable share of common stock, par value $0.01 per share, of the Company, and the number of authorized shares of the Company’s preferred stock decreased from 30,000,000 to 10,000.
The merger constituted a common-control transaction as defined under current accounting standards as there was no change in control over the net assets of the Company. Therefore, these resulting financial statements reflect the financial position and results of operations as if the merger had occurred on January 1, 2024.

Purchase Accounting Measurement Period Adjustment
The Merger resulted in a $48.9 million bargain purchase, which is uncommon, since the value of the net assets acquired exceeded the purchase consideration. The values of certain assets and liabilities are considered preliminary in nature and are subject to adjustment during the measurement period as additional information is obtained. As the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in retrospective adjustments to the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.
During the three months ended September 30, 2024, the Company reduced its bargain purchase amount by $15.3 million to $33.6 million, resulting in a reduction to Additional paid-in capital. The adjustment related to the Company’s valuation of loss reserves for its U.S. Operations.
Commutation of Riverstone Holdings Limited Reinsurance Agreement
On June 2, 2024, the Company entered into a commutation with Riverstone Holdings Limited (part of the RiverStone International group) on its legacy assumed business from our former Malta operations, ArgoGlobal Holdings (Malta) Ltd., which was sold in 2022. This transaction had no material impact on our net income. The final consideration of $86.7 million was paid to Riverstone Holdings Limited on July 1, 2024.
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
The Company received total consideration of $161.3 million, which included cash proceeds of $130.7 million as base consideration and an additional $30.6 million which was placed in escrow by the Buyer related to certain reinsurance-related recoverables. The funds in escrow may be released to the Seller over a period of two years following the closing. At the end of the two-year escrow period, any remaining balance of the escrow will be returned to the Buyer. Since the sale of AUA, $13.1 million of the consideration placed in escrow was released to the Company.
As a result of the sale, we realized a loss of $20.3 million in the first quarter of 2023, which is included as a component of Net realized investment and other gains (losses) in our Condensed Consolidated Statements of Income (Loss). This loss is due to the realization of unrealized investment losses, which were previously a component of accumulated other comprehensive income.
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

Fixed Maturities
The amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses, and fair value of fixed maturity investments were as follows:

September 30, 2024
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturities
U.S. Governments	$259.8	$5.2	$0.1	$—	$264.9
Foreign Governments	7.1	0.3	—	—	7.4
Obligations of states and political subdivisions	82.2	3.0	—	—	85.2
Corporate bonds	1,206.7	39.9	0.9	1.0	1,244.7
Commercial mortgage-backed securities	275.1	16.9	0.3	—	291.7
Residential mortgage-backed securities	204.9	13.7	—	—	218.6
Asset-backed securities	104.9	3.5	—	—	108.4
Collateralized loan obligations	142.9	4.4	—	—	147.3
Total fixed maturities	$2,283.6	$86.9	$1.3	$1.0	$2,368.2

December 31, 2023
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturities
U.S. Governments	$357.7	$4.5	$—	$—	$362.2
Foreign Governments	27.9	2.6	—	0.2	30.3
Obligations of states and political subdivisions	92.4	2.0	—	—	94.4
Corporate bonds	1,185.0	28.9	0.8	—	1,213.1
Commercial mortgage-backed securities	270.9	10.1	0.5	—	280.5
Residential mortgage-backed securities	235.2	13.6	—	—	248.8
Asset-backed securities	140.4	1.7	0.1	—	142.0
Collateralized loan obligations	212.0	2.1	—	—	214.1
Total fixed maturities	$2,521.5	$65.5	$1.4	$0.2	$2,585.4
Contractual Maturity
The amortized cost and fair values of fixed maturity investments as of September 30, 2024, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$304.5	$306.4
Due after one year through five years	1,039.3	1,067.4
Due after five years through ten years	191.9	206.8
Due after ten years	20.1	21.6
Structured securities	727.8	766.0
Total	$2,283.6	$2,368.2
The actual maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.

Other Investments
Details regarding the carrying value and unfunded investment commitments of Other investments as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024		December 31, 2023
(in millions)	Carrying Value	Unfunded Commitments	Carrying Value	Unfunded Commitments
Investment type
Hedge funds	$28.7	$—	$56.2	$—
Private equity	258.4	82.2	250.3	93.4
Real estate equity investments	101.0	—	—	—
Other	42.2	30.4	4.5	—
Total other investments	$430.3	$112.6	$311.0	$93.4
The following describes each investment type:
•Hedge funds: Hedge funds, carried at net asset value (“NAV”) as a practical expedient of fair value, include funds that primarily buy and sell stocks, including short sales, multi-strategy credit, relative value credit and distressed credit.
•Private equity: Private equity includes limited partnership investments accounted for in accordance with the equity method of accounting and whose strategies include: buyout funds, real asset/infrastructure funds, credit special situations funds, mezzanine lending funds and direct investments and strategic non-controlling minority investments in private companies.
•Real estate equity investments: Includes equity interests with underlying real estate investments accounted for in accordance with the equity method of accounting.
•Other: Other primarily includes equity investments accounted for in accordance with the equity method of accounting and investments for which the Company has elected the fair value option of accounting.
Unrealized Losses and Other-than-temporary Impairments
An aging of unrealized losses on our investments in fixed maturities is presented below:

September 30, 2024	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$17.9	$0.1	$—	$—	$17.9	$0.1
Corporate bonds	17.6	0.9	—	—	17.6	0.9
Commercial mortgage-backed securities	19.2	0.3	—	—	19.2	0.3
Total fixed maturities	$54.7	$1.3	$—	$—	$54.7	$1.3

December 31, 2023	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
Foreign Governments	$0.1	$—	$—	$—	$0.1	$—
Obligations of states and political subdivisions	0.5	—	—	—	0.5	—
Corporate bonds	38.7	0.8	—	—	38.7	0.8
Commercial mortgage-backed securities	32.2	0.5	—	—	32.2	0.5
Residential mortgage-backed securities	2.9	—	—	—	2.9	—
Asset-backed securities	11.4	0.1	—	—	11.4	0.1
Collateralized loan obligations	21.4	—	—	—	21.4	—
Total fixed maturities	$107.2	$1.4	$—	$—	$107.2	$1.4

The Company holds a total of 1,152 fixed maturity securities, of which 51 were in an unrealized loss position for less than one year and none were in an unrealized loss position for a period of one year or greater as of September 30, 2024. The unrealized losses as of September 30, 2024 are primarily driven by interest rate movements.
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
The following table presents a roll-forward of the changes in allowance for credit losses on available-for-sale fixed maturities by industry category for the three and nine months ended September 30, 2024 and 2023, respectively:

	Successor
(in millions)	Foreign Governments	Obligations of states and political subdivisions	Corporate bonds	Asset backed securities	Total
Beginning balance, June 30, 2024	$—	$—	$0.5	$—	$0.5
Securities for which allowance was not previously recorded	—	—	0.2	—	0.2
Additional net increases (decreases) in existing allowance	—	—	0.3	—	0.3
Ending balance, September 30, 2024	$—	$—	$1.0	$—	$1.0

	Predecessor
(in millions)	Foreign Governments	Obligations of states and political subdivisions	Corporate bonds	Asset backed securities	Total
Beginning balance, June 30, 2023	$1.0	$—	$1.4	$0.1	$2.5
Securities for which allowance was not previously recorded	—	0.5	1.4	—	1.9
Securities sold during the period	—	—	(0.1)	—	(0.1)
Additional net increases (decreases) in existing allowance	0.1	—	—	—	0.1
Ending balance, September 30, 2023	$1.1	$0.5	$2.7	$0.1	$4.4

	Successor
(in millions)	Foreign Governments	Obligations of states and political subdivisions	Corporate bonds	Asset backed securities	Total
Beginning balance, January 1, 2024	$0.2	$—	$—	$—	$0.2
Securities for which allowance was not previously recorded	—	—	0.6	—	0.6
Securities sold during the period	—	—	(0.1)	—	(0.1)
Additional net increases (decreases) in existing allowance	(0.2)	—	0.5	—	0.3
Ending balance, September 30, 2024	$—	$—	$1.0	$—	$1.0

	Predecessor
(in millions)	Foreign Governments	Obligations of states and political subdivisions	Corporate bonds	Asset backed securities	Total
Beginning balance, January 1, 2023	$0.7	$0.4	$1.6	$0.1	$2.8
Securities for which allowance was not previously recorded	0.1	0.5	2.1	—	2.7
Securities sold during the period	—	—	(0.5)	—	(0.5)
Additional net increases (decreases) in existing allowance	0.3	(0.4)	(0.5)	—	(0.6)
Ending balance, September 30, 2023	$1.1	$0.5	$2.7	$0.1	$4.4
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

Mortgage Loans
Mortgage loan investments are composed of participation interests in a portfolio of commercial and residential mortgage loans. Loan collateral is diversified with regard to property type and geography. The following table presents loans by property type:

	September 30, 2024
(in millions)	Cost	Composition	Loan Count
Residential	$11.6	4.9%	1
Apartments	69.5	29.6%	9
Hotel	12.5	5.3%	1
Industrial	95.6	40.7%	3
Office	26.0	11.1%	1
Retail	19.7	8.4%	2
Total	$234.9	100.0%	17

	December 31, 2023
(in millions)	Cost	Composition	Loan Count
Apartments	$76.1	52.6%	16
Hotel	22.4	15.4%	4
Industrial	26.0	18.0%	4
Retail	20.3	14.0%	4
Total	$144.8	100.0%	28

The following table presents our loans by Debt Service Coverage Ratio (“DSCR”):

	September 30, 2024
(in millions)	Cost	Loan Count
Less than 1.00	$10.4	1
1.00 to 1.50	29.5	5
Greater than 1.5 to 2.0	133.5	6
Greater than 2.0 to 3.0	23.8	2
Greater than 3.0 to 4.0	26.1	2
Total	$223.3	16
DSCR does not include residential mortgage loans.

	December 31, 2023
(in millions)	Cost	Loan Count
Less than 1.00	$36.2	8
1.00 to 1.50	29.4	6
Greater than 1.5 to 2.0	30.9	6
Greater than 2.0 to 3.0	36.0	6
Greater than 3.0 to 4.0	12.3	2
Total	$144.8	28

The following table presents loans by Loan To Value (“LTV”):

	September 30, 2024
(in millions)	Cost	Loan Count
Greater than 50.0% to 55.0%	$83.3	3
Greater than 55.0% to 60.0%	11.8	2
Greater than 60.0% to 70.0%	52.0	3
Greater than 70.0%	87.8	9
Total	$234.9	17

	December 31, 2023
(in millions)	Cost	Loan Count
Equal to or less than 50.0%	$12.3	2
Greater than 50.0% to 55.0%	9.1	2
Greater than 55.0% to 60.0%	18.9	4
Greater than 60.0% to 70.0%	37.3	6
Greater than 70.0%	67.2	14
Total	$144.8	28

The following table presents loans by maturity:

	September 30, 2024
(in millions)	Cost	Loan Count
One Year or Less	$34.9	3
Greater than One Year and Less than Three	128.1	5
Greater than Three Years and Less than Five Years	19.0	4
Greater than Five Years and Less than Seven Years	—	—
Greater than Seven Years and Less than Ten Years	52.9	5
Total	$234.9	17

	December 31, 2023
(in millions)	Cost	Loan Count
One Year or Less	$19.7	4
Greater than One Year and Less than Three	34.9	6
Greater than Three Years and Less than Five Years	32.4	6
Greater than Five Years and Less than Seven Years	17.2	4
Greater than Seven Years and Less than Ten Years	40.6	8
Total	$144.8	28

Investment and Other Gains and Losses
The following table presents our gross realized investment gains and losses:

	Successor	Predecessor	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Realized gains on fixed maturities and other:
Fixed maturities	$0.8	$—	$8.3	$0.6
Other investments, including short-term investments	0.5	2.9	4.2	13.1
Total realized gains on fixed maturities and other	1.3	2.9	12.5	13.7

Realized losses on fixed maturities and other:
Fixed maturities	(0.6)	(1.4)	(1.2)	(25.1)
Other investments, including short-term investments	—	(4.1)	(5.0)	(10.9)
Total realized losses on fixed maturities and other	(0.6)	(5.5)	(6.2)	(36.0)

Other net losses recognized on fixed maturities and other:
Credit losses on fixed maturities	(0.9)	(2.0)	(1.4)	(5.0)
Other	(0.9)	(3.2)	(3.2)	(6.7)
Total other net losses recognized on fixed maturities and other	(1.8)	(5.2)	(4.6)	(11.7)

Equity securities:
Net realized gains (losses) on equity securities	0.5	9.2	—	6.9
Change in unrealized gains (losses) on equity securities held at the end of the period	0.4	(6.1)	29.1	6.1
Net gains (losses) on equity securities	0.9	3.1	29.1	13.0
Net investment and other gains (losses) before income taxes	(0.2)	(4.7)	30.8	(21.0)
Income tax (benefit) provision	(0.1)	(0.5)	6.5	(5.8)
Net investment and other gains (losses), net of income taxes	$(0.1)	$(4.2)	$24.3	$(15.2)
The cost of securities sold is based on the specific identification method.
Changes in unrealized gains (losses) related to fixed maturity investments are summarized as follows:

	Successor	Predecessor	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Change in unrealized gains (losses)
Fixed maturities	$52.0	$(19.5)	$21.0	$26.9
Other and short-term investments	0.5	0.3	(0.1)	(0.2)
Net unrealized investment gains (losses) before income taxes	52.5	(19.2)	20.9	26.7
Income tax provision (benefit)	11.2	(3.7)	4.4	4.7
Net unrealized investment gains (losses), net of income taxes	$41.3	$(15.5)	$16.5	$22.0

Foreign Currency Exchange Forward Contracts
We entered into foreign currency exchange forward contracts primarily to manage currency exposure from our non-USD insurance operations. The currency forward contracts were carried at fair value in our Condensed Consolidated Balance Sheets in Other liabilities and Other assets at September 30, 2024 and December 31, 2023, respectively. The net realized gains and (losses) are included in Net realized investment and other gains (losses) in our Condensed Consolidated Statements of Income (Loss).
The fair value of our foreign currency exchange forward contracts as of September 30, 2024 and December 31, 2023 was as follows:

	As of
	September 30, 2024		December 31, 2023
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Operational currency
Open contracts in a gain position	$—	$—	$75.4	$1.8
Open contracts in a loss position	—	—	43.3	(0.3)
Net open contracts for operational currency		$—		$1.5

Asset manager investment exposure
Open contracts in a loss position	$78.3	(1.7)	$45.8	$(0.2)
Net open contracts for asset manager investment exposure		(1.7)		(0.2)
Total		$(1.7)		$1.3
The following table presents our gross realized investment gains and losses on our foreign currency exchange forward contracts:

	Successor	Predecessor	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Realized gains
Operational currency exposure	$—	$0.7	$2.8	$9.6
Asset manager investment exposure	—	1.6	0.2	1.5
Gross realized investment gains	—	2.3	3.0	11.1
Realized losses
Operational currency exposure	—	(3.8)	(3.6)	(10.6)
Asset manager investment exposure	(1.7)	—	(1.7)	—
Gross realized investment losses	(1.7)	(3.8)	(5.3)	(10.6)
Net realized investment (losses) gains on foreign currency exchange forward contracts	$(1.7)	$(1.5)	$(2.3)	$0.5
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

	As of
(in millions)	September 30, 2024	December 31, 2023
Securities and cash on deposit for regulatory and other purposes	$173.3	$153.4
Securities and cash pledged as collateral for letters of credit	40.0	109.2
Total restricted investments	$213.3	$262.6

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
To validate the fair value of investments in the Company’s Condensed Consolidated Financial Statements, we receive prices from multiple sources including third-party pricing services and our outside investment managers. Through a comparative analysis, the Company validates the reasonableness of its valuations. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of September 30, 2024 and December 31, 2023. A description of the valuation techniques we use to measure assets at fair value is as follows:
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
Other investments: Other investments include private securities for which we have elected the fair value option of accounting, and are valued using unobservable Level 3 inputs.
Derivative assets: As a result of the Company’s commutation of the assumed reinsurance agreement with Riverstone Holdings Limited, the Company classified the ceded reserves on the Malta business as a derivative in accordance with ASC 815. As the ceded reserves are shorter term in nature, management has concluded that the fair value is equivalent to its carrying value, resulting in no impact to earnings.
Derivative liabilities: We enter into foreign currency forward contracts to hedge our investment exposure to foreign currencies. These derivatives are carried at fair value using Level 2 inputs, primarily observable foreign exchange rates at the end of the period.
Based on an analysis of the inputs, our financial assets and liabilities measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	September 30, 2024	Level 1 (1)	Level 2 (2)	Level 3 (3)
Fixed maturities
U.S. Governments	$264.9	$262.7	$2.2	$—
Foreign Governments	7.4	—	7.4	—
Obligations of states and political subdivisions	85.2	—	85.2	—
Corporate bonds	1,244.7	—	1,222.0	22.7
Commercial mortgage-backed securities	291.7	—	291.7	—
Residential mortgage-backed securities	218.6	—	218.6	—
Asset-backed securities	108.4	—	94.7	13.7
Collateralized loan obligations	147.3	—	147.3	—
Total fixed maturities	2,368.2	262.7	2,069.1	36.4
Equity securities	85.3	3.4	—	81.9
Other investments	37.7	—	—	37.7
Short-term investments	590.5	590.5	—	—
Derivatives	21.5	—	21.5	—
Total assets	$3,103.2	$856.6	$2,090.6	$156.0

Derivatives	1.7	—	1.7	—
Total liabilities	$1.7	$—	$1.7	$—
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

(1) Quoted prices in active markets for identical assets
(2) Significant other observable inputs
(3) Significant unobservable inputs
The fair value measurements in the tables above do not equal Total investments on our Condensed Consolidated Balance Sheets as they primarily exclude Mortgage loans, Private loans, certain Other investments and Short-term investments. Our mortgage loans and private loans, some of which are classified as short-term investments based on the time to maturity at acquisition, are carried at amortized cost. Certain other investments are accounted for in accordance with the equity-method of accounting, carried at amortized cost or use NAV as a practical expedient.
A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:
Fair Value Measurements Using Unobservable Inputs (Level 3)

(in millions)	Fixed Maturities	Equity Securities	Other Investments	Total
Beginning balance, January 1, 2024	$50.4	$6.4	$—	$56.8
Transfers into Level 3	0.7	—	—	0.7
Transfers out of Level 3	(10.1)	—	—	(10.1)
Total gains or losses (realized/unrealized):
Included in net income	1.2	28.3	—	29.5
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales, and settlements:
Purchases	1.9	47.2	49.8	98.9
Sales	—	—	—	—
Settlements	(7.7)	—	(12.1)	(19.8)
Ending balance, September 30, 2024	$36.4	$81.9	$37.7	$156.0
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2024	$—	$29.3	$—	$29.3

(in millions)	Fixed Maturities	Equity Securities	Total
Beginning balance, January 1, 2023	$40.7	$15.5	$56.2
Transfers into Level 3	5.6	—	5.6
Transfers out of Level 3	(5.6)	(7.6)	(13.2)
Total gains or losses (realized/unrealized):
Included in net income	(0.1)	(0.4)	(0.5)
Included in other comprehensive loss	0.8	—	0.8
Purchases, issuances, sales, and settlements:
Purchases	10.6	—	10.6
Sales	(0.5)	(1.1)	(1.6)
Settlements	(1.1)	—	(1.1)
Ending balance, December 31, 2023	$50.4	$6.4	$56.8
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2023	$—	$(0.8)	$(0.8)
At September 30, 2024 and December 31, 2023, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis.
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

	As of
	September 30, 2024		December 31, 2023
(in millions)	Cost	Fair Value	Cost	Fair Value
Mortgage loans	$234.9	$240.3	$144.8	$148.8
Private loans	200.7	201.8	—	—
Total	$435.6	$442.1	$144.8	$148.8

4.    Allowance for Credit Losses
Premiums receivable
The following table presents the balances of premiums receivable, net of allowance for estimated uncollectible premiums, including expected lifetime credit losses and the changes in the allowance for the respective periods:

(in millions)	Premiums Receivable, Net of Allowance for Estimated Uncollectible Premiums	Allowance for Estimated Uncollectible Premiums
	Successor
Balance, December 31, 2023	$230.7	$3.0
Current period change for estimated uncollectible premiums		3.0
Write-offs of uncollectible premiums receivable		(1.8)
Balance, September 30, 2024	$191.7	$4.2

	Predecessor
Balance, December 31, 2022	$292.0	$4.7
Current period change for estimated uncollectible premiums		5.1
Write-offs of uncollectible premiums receivable		(2.4)
Balance, September 30, 2023	$269.7	$7.4

Reinsurance Recoverables
The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, including expected credit losses and changes in the allowance for the respective periods:

(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance
	Successor
Balance, December 31, 2023	$2,959.3	$—
Balance, September 30, 2024	$3,130.7	$—

	Predecessor
Balance, December 31, 2022	$3,029.1	$4.7
Balance, September 30, 2023	$2,889.6	$4.7
We primarily utilize A.M. Best credit ratings when determining the allowance and adjust as needed based on our historical experience with the reinsurers. A portion of our reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.

5.    Reserves for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	Successor	Predecessor
(in millions)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net reserves - beginning of the year	$2,747.1	$2,213.1
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	583.8	680.9
Prior accident years	209.7	126.0
Losses and LAE incurred during calendar year, net of reinsurance	793.5	806.9
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	53.2	94.9
Prior accident years	552.6	361.6
Losses and LAE payments made during current calendar year, net of reinsurance:	605.8	456.5
Add/(Deduct):
Divestitures (1)	—	24.4
Retroactive reinsurance (2)	—	21.7
Deferred gain on U.S. loss portfolio transfer, net of amortization	—	(16.8)
Purchase accounting adjustment (3)	19.4	—
Total net reserve adjustments	19.4	29.3
Foreign exchange adjustments	(1.6)	0.9
Net reserves - end of period	2,952.6	2,593.7
Add:
Reinsurance recoverables on unpaid losses and LAE, end of period	2,840.3	2,735.0
Gross reserves - end of period	$5,792.9	$5,328.7
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
(3) Impact of measurement period adjustment in connection with the Merger. Refer to Note 1, “Business and Significant Accounting Policies” for additional information.
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
The impact from the unfavorable (favorable) development of prior accident years’ loss and LAE reserves on each reporting segment is presented below:

	Successor	Predecessor
(in millions)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
U.S. Operations	$125.1	$111.7
International Operations	77.3	11.7
Run-off Lines	7.3	2.6
Total unfavorable (favorable) prior-year development	$209.7	$126.0

The following describes the primary factors behind each segment’s net prior accident year loss reserve development for the nine months ended September 30, 2024 and 2023:
Nine months ended September 30, 2024:
•U.S. Operations: Net unfavorable development primarily related to the recognition of higher-than-expected loss experience across a number of specialty, casualty, and professional lines and by updates to the expectations for future loss experience and development, along with movements on large individual surety claims in specialty lines.
•International Operations: Net unfavorable development primarily related to the recognition of higher-than-expected loss experience in Bermuda professional and casualty lines and by updates to the expectations for future loss experience and development.
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
Debt. At September 30, 2024 and December 31, 2023, the fair value of our debt instruments is determined using both Level 1 and Level 2 inputs, as previously defined in Note 3, “Investments.”
We receive fair value prices for similar financial instruments being traded in active markets. These prices are determined using observable market information such as publicly traded quoted prices, and trading prices for similar financial instruments actively being traded in the current market. We have reviewed the processes used by third-party providers for pricing these instruments and have determined that they result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of September 30, 2024 and December 31, 2023. A description of the valuation techniques we use to measure these liabilities at fair value is as follows:
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
A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	September 30, 2024		December 31, 2023
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures:
Trust preferred debentures	$161.7	$172.7	$160.8	$165.9
Subordinated debentures	81.0	84.9	80.4	83.3
Total junior subordinated debentures	242.7	257.6	241.2	249.2
Senior unsecured fixed rate notes	128.7	130.4	128.0	132.7
	$371.4	$388.0	$369.2	$381.9

Based on an analysis of the inputs, our financial instruments measured at fair value for disclosure purposes have been categorized as follows:

	Fair Value Measurements at Reporting Date Using
(in millions)	September 30, 2024	Level 1 (1)	Level 2 (2)	Level 3 (3)
Junior subordinated debentures:
Trust preferred debentures	$172.7	$—	$172.7	$—
Subordinated debentures	84.9	—	84.9	—
Total junior subordinated debentures	257.6	—	257.6	—
Senior unsecured fixed rate notes	130.4	130.4	—	—
	$388.0	$130.4	$257.6	$—
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
(1) Quoted prices in active markets for identical assets
(2) Significant other observable inputs
(3) Significant unobservable inputs
7.    Stockholders’ Equity
Common Stock
As a result of the Merger, the Company’s authorized and outstanding share capital is owned by BNRE Triangle Acquisition Inc., a subsidiary of Brookfield Wealth Solutions Ltd.

For the six months ended June 30, 2024, the Company issued a total of 200.0 million shares of its common stock at par value for $200.0 million to BNRE Triangle Acquisition Inc.
Preferred Stock Dividend
On August 16, 2024, our Board of Directors declared a quarterly cash dividend in the amount of $437.50 per share on our 7.00% Resettable Fixed Rate Preferred Stock, Series A, par value of $1.00 per share, with a liquidation preference of $25,000 per share (the “Series A Preferred Stock”). Holders of depositary shares, each representing a 1/1,000th interest in a share of Series A Preferred Stock (the “Depositary Shares”), received $0.43750 per Depositary Share. On September 16, 2024, we paid $2.6 million to our stockholders of record, as of August 31, 2024, of the Series A Preferred Stock.
Merger with AGIH Merger Sub, Inc.
On September 25, 2024, the Company and Merger Sub entered into an Agreement and Plan of Merger, pursuant to which, among other things, Merger Sub merged with and into the Company, reducing the number of authorized shares of the Company’s common stock and preferred stock. Additionally, the Merger with AGIH Merger Sub, Inc. reduced the par value of the Company’s common stock. Refer to the Merger with AGIH Merger Sub, Inc. in Note 1, “Business and Significant Accounting Policies” for additional information.
8.    Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of taxes (where applicable) by component for the nine months ended September 30, 2024 and 2023 is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2024	$0.1	$51.1	$0.6	$51.8
Other comprehensive income (loss) before reclassifications	0.3	20.3	—	20.6
Amounts reclassified from accumulated other comprehensive income	—	(3.8)	—	(3.8)
Net current-period other comprehensive income (loss)	0.3	16.5	—	16.8
Balance, September 30, 2024	$0.4	$67.6	$0.6	$68.6

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2023	$(4.2)	$(293.1)	$(7.8)	$(305.1)
Other comprehensive income (loss) before reclassifications	1.0	(0.4)	0.8	1.4
Amounts reclassified from accumulated other comprehensive loss	—	22.4	—	22.4
Net current-period other comprehensive income (loss)	1.0	22.0	0.8	23.8
Balance, September 30, 2023	$(3.2)	$(271.1)	$(7.0)	$(281.3)

The amounts reclassified from accumulated other comprehensive income (loss) shown in the above table have been included in the following captions in our Condensed Consolidated Statements of Income (Loss):

	Successor	Predecessor	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Unrealized gains and losses on securities:
Net realized investment and other gains (losses)	$(1.6)	$(1.5)	$4.8	$(27.4)
Income tax provision (benefit)	0.3	(0.4)	(1.0)	5.0
Total, net of taxes	$(1.3)	$(1.9)	$3.8	$(22.4)
Income tax effects are released from accumulated other comprehensive income (loss) for unrealized gains or losses when the gains or losses are realized and are taxed at the statutory rate based on jurisdiction of the underlying transaction.
9.    Supplemental Cash Flow Information
Interest paid and income taxes paid (recovered) were as follows:

	Successor	Predecessor
(in millions)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Senior unsecured fixed rate notes	$7.0	$7.0
Junior subordinated debentures	18.6	17.2
Other indebtedness	1.9	0.8
Total interest paid	$27.5	$25.0

Income taxes paid	$0.1	$0.2
Income taxes recovered	(31.3)	(0.1)
Income taxes paid (recovered), net	$(31.2)	$0.1
Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2024 excludes $3.3 million of noncash activity for a lease which commenced in 2024. The lease is reflected on our Condensed Consolidated Balance Sheets in Operating lease right-of-use assets and Operating lease liabilities.
10.    Underwriting, Acquisition and General Expenses
Underwriting, acquisition and general expenses were as follows:

	Successor	Predecessor	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Commission expense	$7.6	$46.6	$65.2	$144.5
Other underwriting and insurance expenses	62.6	74.0	195.0	230.2
Amortization of value of business acquired and other intangible assets	43.0	—	129.1	—
Total	113.2	120.6	389.3	374.7
Net deferral of policy acquisition costs	(2.3)	(4.5)	(44.5)	(10.7)
Total underwriting, acquisition and general expenses	$110.9	$116.1	$344.8	$364.0

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
We have subsidiaries based in the U.S. that are subject to U.S. tax laws. Under current law, these subsidiaries are taxed at the applicable corporate tax rates. Beginning January 1, 2024, our U.S. subsidiaries file a consolidated U.S. federal income tax return with BAMR US Holdings LLC, a subsidiary of Brookfield Wealth Solutions Ltd.
We also have operations in Ireland and Italy which are subject to income taxes imposed by the jurisdiction in which they operate. Furthermore, we have an operation in Barbados which is not subject to income tax under the laws of that country.

On August 16, 2022, U.S. legislation referred to as the Inflation Reduction Act of 2022 was enacted. This legislation enacted a new Corporate Alternative Minimum Tax (“CAMT”) and Excise Tax on Repurchases of Corporate Stock. The Company has determined as of the period ended September 30, 2024, that it is subject to CAMT. The recognition of applicable CAMT is reported on a consolidated basis with Brookfield Wealth Solutions Ltd. The Company is not subject to Excise Tax on Repurchases of Corporate Stock.
Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the three and nine months ended September 30, 2024 and 2023, pre-tax income (loss) attributable to our operations and the corresponding operations’ effective tax rates were as follows:

	Successor		Predecessor
	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
(in millions)	Pre-Tax Income (Loss)	Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$—	—%	$(9.8)		—%
United States	(163.9)	21.0%	(18.1)		(95.5)%
United Kingdom	(2.1)	—%	(1.6)		(22.5)%
Barbados	—	—%	—	(1)	—%
Ireland	—	—%	—	(1)	—%
Italy	(0.7)	—%	0.2		20.0%
Pre-tax income (loss)	$(166.7)	20.6%	$(29.3)		(60.1)%
(1) Pre-tax income (loss) for the respective year was less than $0.1 million.

	Successor		Predecessor
	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
(in millions)	Pre-Tax Income (Loss)	Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate
Bermuda	$—	—%	$(21.1)		—%
United States	(114.1)	23.9%	(31.2)		(32.9)%
United Kingdom	(4.4)	—%	(23.2)		30.4%
Barbados	—	—%	—	(1)	—%
United Arab Emirates	—	—%	0.3		—%
Ireland	—	—%	(0.1)		—%
Italy	(2.7)	(1.4)%	0.1		50.3%
Pre-tax income (loss)	$(121.2)	22.5%	$(75.2)		(4.4)%
(1) Pre-tax income (loss) for the respective year was less than $0.1 million.
A reconciliation of the difference between the provision (benefit) for income taxes and the expected tax provision (benefit) at the weighted average tax rate is as follows:

	Successor	Predecessor	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Income tax provision (benefit) at expected rate	$(35.1)	$(4.1)	$(25.7)	$(11.0)
Tax effect of:
Nontaxable investment income	—	—	(0.2)	(0.1)
Foreign exchange adjustments	—	—	—	(2.6)
Base Erosion and Anti-Abuse Tax	—	20.4	—	16.9
Withholding taxes	—	—	—	0.1
Ireland Capital Loss	—	—	3.3	—
U.S. state tax expense, net of federal income tax effect	—	—	—	(1.2)
Change in uncertain tax position liability	—	0.2	—	1.2
Change in valuation allowance	0.3	—	(2.2)	0.1
Impact of change in tax rate related to Finance Act 2021	—	—	—	(0.4)
Prior period adjustment	(0.3)	0.2	(3.6)	0.1
Other	0.7	0.9	1.2	0.2
Income tax provision (benefit)	$(34.4)	$17.6	$(27.2)	$3.3

Our gross deferred tax assets are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future taxable income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of future taxable income sufficient to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally for our U.S. property and casualty insurers two years for net operating losses and for all our U.S. subsidiaries three years for capital losses. If a company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. For three and nine months ended September 30, 2024, the net change in valuation allowance for deferred tax assets was an increase of $0.3 million and decrease of $2.2 million, respectively. For the three months ended September 30, 2024, the change in valuation allowance related to the limited net operating loss carryforwards incurred in the United Kingdom. For the nine months ended September 30, 2024, the change in valuation allowance primarily related to the following: $3.3 million decrease related to an Ireland Capital Loss due to dissolution and a $1.1 million increase related to limited net operating loss carryforwards incurred in the United Kingdom. Based upon a review of our available evidence, both positive and negative discussed above, the Company concluded that it is more-likely-than-not that $65.9 million of our deferred tax assets will be realized.

For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in the Company’s Condensed Consolidated Financial Statements. No change to the uncertain tax positions were recorded for federal or state income tax liability for the three and nine months ended September 30, 2024. A net decrease of interest in the amount of $1.1 million has been recorded in the line item Interest expense in our Condensed Consolidated Statements of Income (Loss) for the nine months ended September 30, 2024. A net decrease of penalty in the amount of $0.2 million has been recorded in the line item Underwriting, acquisition, and general expenses in our Consolidated Statements of Income (Loss) for the nine months ended September 30, 2024. The Company did not incur interest and penalty for the three months ended September 30, 2024.
Our U.S. subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2020. Our U.K. subsidiary is no longer subject to U.K. income tax examinations by His Majesty’s Revenue and Customs for years before 2022.
12.    Commitments and Contingencies
Legal Actions
Argo Group’s subsidiaries are parties to legal actions incidental to their business. As of September 30, 2024, management believes that the resolution of these matters would not materially affect our financial condition or results of operations.
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
Bermuda Appraisal Petitions
In April 2023, appraisal petitions were filed in the Supreme Court of Bermuda (the “Court”) relating to the acquisition of the Company by Brookfield Wealth Solutions Ltd. for $30.00 per share (the “Transaction Price”) that closed on November 16, 2023.
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
On January 3, 2024, the Company filed a summons to stay the appraisal action pending judgment of the Judicial Committee of the Privy Council in the matter captioned “In re matter of Jardine Strategy Holdings Limited Case No: Civ/2022/14-31.” Hearings were held on July 9, 2024 and July 18, 2024. The Court is considering the stay application and will issue a decision in due course. The Company intends to continue to defend this matter vigorously.
Contractual Commitments
We have contractual commitments to invest up to $82.2 million related to our limited partnership investments at September 30, 2024, as further disclosed in Note 3, “Investments.” These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time. Additionally, the Company has commitments to fund up to $75.9 million related to various other investments, including term and mortgage loans.

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
Revenue and income (loss) before income taxes for each segment were as follows:

	Successor	Predecessor	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Revenue:
Net earned premiums
U.S. Operations	$210.4	$314.1	$761.9	$950.9
International Operations	23.9	28.5	75.8	111.4
Run-off Lines	—	0.1	0.2	0.2
Total net earned premiums	234.3	342.7	837.9	1,062.5
Net investment income
U.S. Operations	52.3	33.2	158.4	84.7
International Operations	7.6	6.2	22.8	15.8
Run-off Lines	2.4	1.0	5.9	2.4
Total net investment income	62.3	40.4	187.1	102.9
Net investment and other gains (losses)	(0.2)	(4.7)	30.8	(21.0)
Total revenue	$296.4	$378.4	$1,055.8	$1,144.4

	Successor	Predecessor	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Income (loss) before income taxes
U.S. Operations	$(100.3)	$(14.0)	$(74.3)	$(23.2)
International Operations	(67.1)	(2.6)	(70.1)	9.3
Run-off Lines	(5.7)	—	(5.1)	(1.0)
Total segment income (loss) before income taxes	(173.1)	(16.6)	(149.5)	(14.9)
Corporate and Other	2.8	(11.3)	(5.6)	(39.2)
Net investment and other gains (losses)	(0.2)	(4.7)	30.8	(21.0)
Foreign currency exchange gains (losses)	3.8	3.3	3.1	(0.1)
Total income (loss) before income taxes	$(166.7)	$(29.3)	$(121.2)	$(75.2)
The table below presents net earned premiums by geographic location for the three and nine months ended September 30, 2024 and 2023. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	Successor	Predecessor	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
United States	$210.4	$314.2	$762.1	$951.1
United Kingdom	—	—	—	48.3
Bermuda	23.9	28.5	75.8	63.1
Total earned premiums	$234.3	$342.7	$837.9	$1,062.5
The following table represents identifiable assets:

	As of
(in millions)	September 30, 2024	December 31, 2023
U.S. Operations	$6,788.6	$6,279.0
International Operations	1,705.9	1,888.9
Run-off Lines	215.7	221.4
Corporate and Other	106.4	113.8
Total assets	$8,816.6	$8,503.1
14.    Related Party Transactions
As part of the Merger, the Company has entered into recurring transactions and agreements with Brookfield Wealth Solutions Ltd., its subsidiaries and affiliates.
For the three and nine months ended September 30, 2024, the Company purchased related party investments of $207.0 million and $459.7 million, respectively. Additionally, for the nine months ended September 30, 2024, the Company recorded a gain of $27.9 million, driven from a related party equity security, which is reflected in Net investment and other gains (losses) on our Condensed Consolidated Statements of Income (Loss). Related party investments as of September 30, 2024 were primarily attributed to $277.2 million of mortgage and private loans and $138.6 million in other investments. Additionally, the Company has unfunded commitments totaling $55.0 million across the related party investments. Investment transactions with related parties are accounted for in the same manner as those with unrelated parties in the financial statements.
For the three and nine months ended September 30, 2024, the Company incurred investment management fees due to related party arrangements of $2.6 million and $7.4 million, which is recognized in Net investment income on our Condensed Consolidated Statements of Income (Loss). As of September 30, 2024, the related party investment management fees payable is $2.6 million which is recognized in Accrued underwriting expenses and other liabilities on our Condensed Consolidated Balance Sheets.
Additionally, the Company issued common stock to BNRE Triangle Acquisition Inc. See Note 7, “Stockholders’ Equity,” for additional information.
15.    Subsequent Events
There are no subsequent events identified as of the date of this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2024 and the three and nine months ended September 30, 2023, and a discussion of our financial condition as of September 30, 2024 and December 31, 2023. This discussion and analysis should be read in conjunction with the attached unaudited interim Condensed Consolidated Financial Statements and notes thereto and Argo Group’s 2023 Form 10-K, including the audited Condensed Consolidated Financial Statements and notes thereto.
On November 16, 2023, we merged with Brookfield Wealth Solutions Ltd. (formerly known as Brookfield Reinsurance Ltd.) (the “Merger”), which resulted in a change to the Company’s ownership. Brookfield Wealth Solutions Ltd. elected to push-down its purchase accounting, which resulted in the Company reflecting the fair market value of our assets and liabilities as of November 16, 2023, in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The application of push-down accounting created a new basis of accounting for all of our assets and liabilities. As such, the Company’s financial position, results of operations, and cash flows subsequent to the Merger are not comparable with those prior to November 16, 2023, and therefore have been separated to indicate pre-Merger and post-Merger periods. The pre-Merger period through November 15, 2023 is referred to as the Predecessor. The post-Merger period, November 16, 2023 and forward, includes the impact of push-down accounting and is referred to as the Successor.
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
Such statements are subject to certain risks and uncertainties that could cause actual events or results to differ materially including, but not limited to, recent changes in interest rates and inflation, our ability to realize the anticipated benefits of the merger with Brookfield Wealth Solutions Ltd., the adequacy of our projected loss reserves, employee retention and changes in key personnel, the ability of our insurance subsidiaries to meet risk-based capital and solvency requirements, the outcome of legal and regulatory proceedings, investigations, inquiries, claims and litigation and other risks and uncertainties discussed in our filings with the SEC. For a more detailed discussion of such risks and uncertainties, see Part II, Item 1A. “Risk Factors” herein and Part I, Item 1A, “Risk Factors” in Argo Group’s Form 10-K for the year ended December 31, 2023. The inclusion of a forward-looking statement herein should not be regarded as a representation by Argo Group that Argo Group's objectives will be achieved. Argo Group undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on any such statements.

Consolidated Results of Operations
For the three and nine months ended September 30, 2024, we reported a net loss attributable to common stockholders of $134.9 million and $101.9 million, respectively. For the three and nine months ended September 30, 2023, we reported net loss attributable to common stockholders of $49.5 million ($1.41 per diluted common stock) and $86.4 million ($2.46 per diluted share of common stock), respectively.
The following is selected data from our results of operations for the three and nine months ended September 30, 2024 and 2023, respectively:

	Successor	Predecessor	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Gross written premiums	$429.8	$528.3	$1,355.7	$1,686.9
Net earned premiums	$234.3	$342.7	$837.9	$1,062.5
Net investment income	62.3	40.4	187.1	102.9
Net investment and other gains (losses):
Net realized investment and other (losses) gains	0.8	7.4	5.8	(21.0)
Change in fair value recognized	—	(10.1)	26.4	2.1
Change in allowance for credit losses on fixed maturity securities	(1.0)	(2.0)	(1.4)	(2.1)
Total net investment and other gains (losses)	(0.2)	(4.7)	30.8	(21.0)
Total revenue	$296.4	$378.4	$1,055.8	$1,144.4
Income (loss) before income taxes	$(166.7)	$(29.3)	$(121.2)	$(75.2)
Income tax provision (benefit)	(34.4)	17.6	(27.2)	3.3
Net income (loss)	$(132.3)	$(46.9)	$(94.0)	$(78.5)
Less: Dividends on Series A Preferred Stock	2.6	2.6	7.9	7.9
Net income (loss) attributable to common stockholders	$(134.9)	$(49.5)	$(101.9)	$(86.4)
GAAP Ratios:
Loss ratio	148.0%	82.0%	94.7%	75.9%
Expense ratio (1)	47.3%	33.8%	41.2%	34.3%
Combined ratio	195.3%	115.8%	135.9%	110.2%
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

Gross Written and Net Earned Premiums
Gross written and net earned premiums by our four primary insurance lines were as follows:

	Successor		Predecessor
	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$77.3	$36.3	$80.3	$50.6
Liability	255.7	162.5	314.3	176.9
Professional	70.8	56.5	89.2	68.0
Specialty	26.0	(21.0)	44.5	47.2
Total	$429.8	$234.3	$528.3	$342.7

	Successor		Predecessor
	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$284.3	$118.5	$295.4	$138.7
Liability	758.4	507.4	864.9	542.3
Professional	215.1	179.2	290.0	225.4
Specialty	97.9	32.8	236.6	156.1
Total	$1,355.7	$837.9	$1,686.9	$1,062.5

Gross written premiums for the three and nine months ended September 30, 2024 were $429.8 million and $1,355.7 million, respectively, primarily driven by our liability and property lines. Net earned premiums for the same periods were $234.3 million and $837.9 million, respectively, driven by our liability and professional lines. Specialty net earned premiums for the three months ended September 30, 2024 were negative due to a portfolio transfer in our surety lines.
Gross written premiums for the three and nine months ended September 30, 2023 were $528.3 million and $1,686.9 million, respectively, are primarily driven by our liability, property and professional lines. Gross written premiums for the nine months ended September 30, 2023 include results from our former AUA business, which was sold in February 2023. Net earned premiums for the same periods were $342.7 million and $1,062.5 million, respectively.
Our gross written and net earned premiums are further discussed by reporting segment and major lines of business below under the heading “Segment Results.”
Net Investment Income
Net investment income for the three and nine months ended September 30, 2024 was $62.3 million and $187.1 million, respectively, primarily driven by income from fixed maturity and short-term investment securities. In connection with the Merger, the Company valued its investments in fixed maturities at market value and established new book yields prospectively as of the Merger date. Included in net investment income for the three and nine months ended September 30, 2024 is accretion of discount income of approximately $9.8 million and $55.5 million, respectively, relating to the purchase accounting push-down as a result of the Merger. The alternative investment portfolio, which includes earnings from both private equity and hedge fund investments, provided an additional contribution to the result.
Net investment income for the three and nine months ended September 30, 2023 was $40.4 million and $102.9 million, respectively, primarily driven by income from fixed maturity and short-term investment securities.

Net Investment and Other Gains (Losses)
Net investment and other losses for the three months ended months ended September 30, 2024 were $0.2 million, primarily attributable to net realized losses recognized in connection with the disposal of various below investment grade positions. Net investment and other gains for the nine months ended September 30, 2024 were $30.8 million, primarily attributable to unrealized gains on equity securities.
Net investment and other losses of $4.7 million for the three months ended September 30, 2023 were primarily driven by unrealized gains from our equity securities. Net investment and other losses of $21.0 million for the nine months ended September 30, 2023 were primarily driven from the sale of AUA. The losses related to the sale of AUA included $20.3 million of pre-tax realized losses which were previously recognized in accumulated other comprehensive income, resulting in no impact to total shareholders’ equity from this reclassification. The loss was partially offset by market value gains recognized on our equity investments.
Loss and Loss Adjustment Expenses
Losses and loss adjustment expenses were $346.8 million and $793.5 million for the three and nine months ended September 30, 2024, respectively. For the same periods ending September 30, 2023, losses and loss adjustment expenses were $280.9 million and $806.9 million, respectively.
The loss ratio for the three months ended September 30, 2024 was 148.0%, and 82.0% for the same period in 2023. The loss ratio for the nine months ended September 30, 2024 was 94.7% and 75.9% for the same period in 2023.
Catastrophe losses for the three months ended September 30, 2024 of $7.1 million (3.0 percentage points) were mainly attributable to losses associated with U.S. storms compared to $24.7 million (7.2 percentage points) for the same period ended September 30, 2023. Catastrophe losses for the nine months ended September 30, 2024 of $20.2 million (2.4 percentage points) were attributable to losses associated with U.S. storms compared to $31.4 million (3.0 percentage points) for the same period ended September 30, 2023.
The net unfavorable prior-year reserve development for the three months ended September 30, 2024 of $144.1 million was due to $70.0 million from U.S. Operations, $67.2 million from International Operations, and $6.9 million in Run-off lines. The net unfavorable prior-year reserve development for the nine months ended September 30, 2024 of $209.7 million was due to $125.1 million from U.S. Operations, $77.3 million from International Operations and $7.3 million in Run-off lines.
Our losses and loss adjustment expenses, including the prior-year loss reserve development shown in the following table, are further discussed by reporting segment under the heading “Segment Results” below. The following table summarizes the above referenced prior-year loss reserve development for the nine months ended September 30, 2024 with respect to net loss reserves by line of business as of December 31, 2023.

(in millions)	Net Reserves as of December 31, 2023	Net Reserve Development (Favorable) / Unfavorable for the period ended September 30, 2024	Percent of Net Reserves as of December 31, 2023
Property	$134.1	$(2.1)	(1.6)%
Liability	1,814.6	120.0	6.6%
Professional	739.1	89.9	12.2%
Specialty	59.3	1.9	3.2%
Total	$2,747.1	$209.7	7.6%
In determining appropriate reserve levels for the nine months ended September 30, 2024, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for loss and loss adjustment expenses and record our best estimate. Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data. Pricing, reinsurance costs, legal environment, general economic conditions including changes in inflation and many other factors impact our ultimate loss estimates. Refer to segment results for specific factors impacting our current accident year loss ratios.
Gross reserves for losses and loss adjustment expenses were $5,792.9 million and $5,544.5 million as of September 30, 2024 and December 31, 2023, respectively.

Underwriting, Acquisition and General Expenses
Underwriting, acquisition and general expenses for the three and nine months ended September 30, 2024 were $110.9 million and $344.8 million, respectively, and $116.1 million and $364.0 million for the same periods ended 2023. Underwriting, acquisition and general expenses for the three and nine months ended September 30, 2024 include $43.0 million and $129.1 million, respectively, of amortization expense for intangible assets recorded as a result of push-down accounting.
The expense ratio for the three and nine months ended September 30, 2024 was 47.3% and 41.2%, respectively, and 33.8% and 34.3% for the three and nine months ended months ended September 30, 2023. For the three and nine months ended September 30, 2024 the acquisition expense ratio was 23.3% and 20.0%, respectively, and 15.3% and 15.6% for the three and nine months ended months ended September 30, 2023. For the three and nine months ended September 30, 2024 general and administrative expense ratio was 24.0% and 21.2%, respectively, and 18.5% and 18.7% for the three and nine months ended months ended September 30, 2023.
Our underwriting, acquisition and general expenses are further discussed below by reporting segment under the heading “Segment Results.”
Non-Operating Expenses (Income)
Non-operating income or expenses represent transactions not associated with our ongoing insurance or other operations, including severance expenses, certain legal costs, merger and acquisition and other transaction-related items, and certain non-recurring transactions. As such, non-operating income and expenses have been excluded from the calculation of our expense ratio. These non-recurring transactions are included in the line item Non-operating expenses (income) in the Company’s Condensed Consolidated Statements of Income (Loss).
Non-operating income was $0.2 million for the three months ended September 30, 2024 and non-operating expense was $12.7 million for the nine months ended September 30, 2024 as compared to non-operating expense of $5.1 million and $23.5 million for the three and nine months ended September 30, 2023, respectively. The income for the three months ended September 30, 2024 is driven primarily by a gain from the sale of our administrative surety system and an insurance settlement offset by severance expenses. The expenses incurred for the nine months ended September 30, 2024 primarily related to severance expenses, retention bonuses, and legal fees. The expenses incurred for the three and nine months ended September 30, 2023 primarily relate to legal fees for the sale of AUA and the previously pending Merger.
Interest Expense
Interest expense was $9.4 million and $29.2 million for the three and nine months ended September 30, 2024, respectively, compared to $8.7 million and $25.4 million for the same periods ended September 30, 2023.
Foreign Currency Exchange (Gains) Losses
Foreign currency exchange gain was $3.8 million for the three months ended September 30, 2024 as compared to $3.3 million gain for the three months ended September 30, 2023. Foreign currency exchange gain was $3.1 million for the nine months ended September 30, 2024 compared to a $0.1 million loss for nine months ended September 30, 2023. The realized foreign currency exchange movements were due to fluctuations of the U.S. Dollar, on a weighted average basis, against the Euro and the British Pound.
Income Tax Provision (Benefit)
The income tax provision represents the income tax expense or benefit associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the provision for income taxes represents taxes on net income for our United States, United Kingdom, Ireland, and Italy operations. The Company recorded an income tax benefit of $34.4 million and $27.2 million for the three and nine months ended September 30, 2024. This is compared to the income tax provision of $17.6 million and $3.3 million for the same period ended 2023.
The effective tax rate was 20.6% and 22.5% for the three and nine months ended September 30, 2024 compared to the effective tax rate of (60.1)% and (4.4)% for the same periods ended 2023. For the period ended September 30, 2023, the Company incurred an estimated Base Erosion and Anti-Abuse Tax liability (“BEAT”) in connection with a reinsurance agreement between our U.S. and Bermuda operations which increased the current period effective tax rate. For the three and nine months ending September 30, 2024, the effective tax rates are aligned with statutory tax rates.

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
Since we generally manage and monitor the investment portfolio on an aggregate basis, the overall performance of the investment portfolio, and related net investment income, is discussed above on a combined basis under net investment income rather than within or by segment.
U.S. Operations
The following table summarizes the results of operations for U.S. Operations:

	Successor	Predecessor	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Gross written premiums	$369.2	$462.9	$1,149.9	$1,356.2
Net earned premiums	$210.4	$314.1	$761.9	$950.9
Losses and loss adjustment expenses	252.9	246.9	651.6	716.0
Underwriting, acquisition and general expenses	98.1	104.6	308.6	318.6
Underwriting income (loss) (non-GAAP)	(140.6)	(37.4)	(198.3)	(83.7)
Net investment income	52.3	33.2	158.4	84.7
Interest expense	8.0	7.2	24.8	20.9
Fee and other expense (income), net	—	0.2	(0.1)	(0.1)
Non-operating expenses	4.0	2.4	9.7	3.4
Income (loss) before income taxes	$(100.3)	$(14.0)	$(74.3)	$(23.2)
GAAP Ratios:
Loss ratio	120.2%	78.6%	85.5%	75.3%
Expense ratio (1)	46.6%	33.3%	40.5%	33.5%
Combined ratio	166.8%	111.9%	126.0%	108.8%
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
Gross Written and Net Earned Premiums
Gross written and net earned premiums by our four primary insurance lines were as follows:

	Successor		Predecessor
	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$57.1	$24.2	$58.8	$36.9
Liability	224.6	154.8	285.4	171.5
Professional	61.5	50.9	77.2	62.8
Specialty	26.0	(19.5)	41.5	42.9
Total	$369.2	$210.4	$462.9	$314.1

	Successor		Predecessor
	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Gross Written	Net Earned	Gross Written	Net Earned
Property	$180.8	$78.1	$180.5	$110.5
Liability	686.1	486.3	778.2	514.9
Professional	182.1	163.2	230.9	196.4
Specialty	100.9	34.3	166.6	129.1
Total	$1,149.9	$761.9	$1,356.2	$950.9
Property
Gross written premiums for property were $57.1 million for the three months ended September 30, 2024 and $58.8 million for the three months ended September 30, 2023. Gross written premiums for the three months ended September 30, 2024 were primarily attributed to the fronted and delegated authority programs, inland marine, and garage businesses. Net earned premiums for the three months ended September 30, 2024 were $24.2 million and $36.9 million for the same period in 2023. Net earned premium for the three months ended September 30, 2024 were primarily attributed to the inland marine and garage businesses.
Gross written premiums for property were $180.8 million for the nine months ended September 30, 2024 and $180.5 million for the nine months ended September 30, 2023. Gross written premiums for the nine months ended September 30, 2024 were primarily attributed to the fronted and delegated authority programs, inland marine, and garage businesses. Net earned premiums for the nine months ended were $78.1 million and $110.5 million for the same period in 2023. Net earned premiums for the nine months ended September 30, 2024 were primarily attributed to the inland marine and garage businesses.
Liability
Gross written premiums for liability were $224.6 million for the three months ended September 30, 2024 and $285.4 million for the three months ended September 30, 2023. Gross written premiums for the three months ended September 30, 2024 were primarily attributed to casualty, environmental, construction, workers compensation lines, fronted programs and garage businesses. Net earned premiums for the three months ended September 30, 2024 were $154.8 million and $171.5 million for the same periods in 2023. Net earned premium for the three months ended September 30, 2024 were primarily attributed to casualty, construction, workers compensation lines, environmental, and garage businesses.

Gross written premiums for liability were $686.1 million for the nine months ended September 30, 2024 and $778.2 million for the nine months ended September 30, 2023. Gross written premiums for the nine months ended September 30, 2024 were primarily attributed to casualty, environmental, construction, workers compensation lines, fronted programs and garage businesses. Net earned premiums for the nine months ended September 30, 2024 were $486.3 million and $514.9 million for the same period in 2023. Net earned premiums for the nine months ended September 30, 2024 were primarily attributed to casualty, construction, workers compensation lines, environmental, and garage businesses.
Professional
Gross written premiums for professional were $61.5 million for the three months ended September 30, 2024 and $77.2 million for the three months ended September 30, 2023. Net earned premiums for the three months ended September 30, 2024 were $50.9 million and $62.8 million for the same period in 2023. Gross written premiums and net earned premiums for the three months ended September 30, 2024 were primarily attributed to management liability and errors and omissions lines of business.
Gross written premiums for professional were $182.1 million for the nine months ended September 30, 2024 and $230.9 million for the nine months ended September 30, 2023. Net earned premiums for the nine months ended September 30, 2024 were $163.2 million compared to $196.4 million for the same period in 2023. Gross written premiums and net earned premiums for the nine months ended September 30, 2024 were primarily attributed to the management liability and errors and omissions lines of business.
Specialty
Gross written premiums for specialty were $26.0 million for the three months ended September 30, 2024 and $41.5 million for the three months ended September 30, 2023. Gross written premiums for the three months ended September 30, 2024 were primarily attributed to surety lines, and fronted programs. Net earned premium for the three months ended September 30, 2024 were $(19.5) million and $42.9 million for the same periods in 2023. Net earned premium for the three months ended September 30, 2024 were negative due to a portfolio transfer in surety lines.
Gross written premiums for specialty were $100.9 million for the nine months ended September 30, 2024 and $166.6 million for the nine months ended September 30, 2023. Gross written premiums for the nine months ended September 30, 2024 were primarily attributed to surety lines, and fronted programs. Net earned premiums for the nine months ended September 30, 2024 were $34.3 million and $129.1 million for the same period in 2023. Net earned premiums for the nine months ended September 30, 2024 were driven by surety lines.
Loss and Loss Adjustment Expenses
Loss and loss adjustment expenses were $252.9 million and $246.9 million for the three months ended September 30, 2024 and 2023, and $651.6 million and $716.0 million for the nine months ended September 30, 2024 and 2023, respectively.
The loss ratios for the three months ended September 30, 2024 and 2023 were 120.2% and 78.6%, respectively. The loss ratios for the nine months ended September 30, 2024 and 2023 were 85.5% and 75.3%, respectively.
Net unfavorable prior-year reserve development was $70.0 million for the three months ended September 30, 2024, as compared to $46.6 million unfavorable for the same period in 2023. The net unfavorable prior year reserve development for the three months ended September 30, 2024 was primarily driven by the recognition of higher-than-expected loss experience across a number of specialty, casualty, and professional lines and by updates to the expectations for future loss experience and development. Net unfavorable prior-year reserve development was $125.1 million for the nine months ended September 30, 2024, as compared to $111.7 million for the same period in 2023. The net unfavorable prior year reserve development for the nine months ended September 30, 2024 was primarily related to the drivers mentioned above for the quarter, along with movements on large individual surety claims in specialty lines.
Catastrophe losses for the three and nine months ended September 30, 2024 were $2.3 million and $7.2 million, compared to $14.0 million and $20.2 million for the three and nine months ended September 30, 2023, respectively. Catastrophe losses for both periods were mainly due to U.S. storms.
Underwriting, Acquisition and General Expenses
Underwriting, acquisition and general expenses were $98.1 million and $308.6 million for the three and nine months ended September 30, 2024 as compared to $104.6 million and $318.6 million for the three and nine months ended September 30, 2023, respectively. Underwriting, acquisition and general expenses for the three and nine months ended September 30, 2024 include $37.0 million and $113.2 million, respectively, of amortization expense for intangible assets recorded as a result of push-down accounting. The expense ratio was 46.6% and 40.5% for the three and nine months ended September 30, 2024 and 33.3% and 33.5% for the same period ended 2023.

International Operations
The following table summarizes the results of operations for International Operations:

	Successor	Predecessor	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Gross written premiums	$60.6	$65.3	$205.6	$330.6
Net earned premiums	$23.9	$28.5	$75.8	$111.4
Losses and loss adjustment expenses	86.3	33.1	132.5	88.3
Underwriting, acquisition and general expenses	10.9	2.7	32.2	25.1
Underwriting income (loss) (non-GAAP)	(73.3)	(7.3)	(88.9)	(2.0)
Net investment income	7.6	6.2	22.8	15.8
Interest expense	1.2	1.3	3.6	3.9
Fee and other expense (income), net	—	—	—	(0.2)
Non-operating expenses	0.2	0.2	0.4	0.8
Income (loss) before income taxes	$(67.1)	$(2.6)	$(70.1)	$9.3
GAAP Ratios:
Loss ratio	361.1%	116.1%	174.8%	79.3%
Expense ratio (1)	45.6%	9.5%	42.5%	22.5%
Combined ratio	406.7%	125.6%	217.3%	101.8%
(1) The Successor period includes amortization of value of business acquired and other intangible assets related to purchase accounting.
Gross Written and Net Earned Premiums
Gross written and net earned premiums by our four primary insurance lines were as follows:

	Successor		Predecessor
	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$20.2	$12.1	$21.4	$13.5
Liability	31.1	7.7	28.9	5.5
Professional	9.3	5.6	12.0	5.2
Specialty	—	(1.5)	3.0	4.3
Total	$60.6	$23.9	$65.3	$28.5

	Successor		Predecessor
	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$103.5	$40.4	$114.8	$28.0
Liability	72.1	20.9	86.7	27.4
Professional	33.0	16.0	59.1	29.0
Specialty	(3.0)	(1.5)	70.0	27.0
Total	$205.6	$75.8	$330.6	$111.4

Property
Gross written premiums for property were $20.2 million for the three months ended September 30, 2024 and $21.4 million for the three months ended September 30, 2023. Gross written premiums for the three months ended September 30, 2024 were primarily attributed to our Bermuda operations. Net earned premium for the three months ended September 30, 2024 were $12.1 million and $13.5 million for the same period in 2023. Net earned premium for the three months ended September 30, 2024 were attributed to our Bermuda operations.
Gross written premiums for property were $103.5 million for the nine months ended September 30, 2024 and $114.8 million for the nine months ended September 30, 2023. Gross written premiums for the nine months ended September 30, 2024 were primarily attributed to our Bermuda operations. Net earned premiums for the nine months ended September 30, 2024 were $40.4 million and $28.0 million for the same period in 2023. Net earned premiums for the nine months ended September 30, 2024 were primarily attributed to our Bermuda operations.
Liability
Gross written premiums for liability were $31.1 million for the three months ended September 30, 2024 and $28.9 million and for the three months ended September 30, 2023. Gross written premiums for the three months ended September 30, 2024 were primarily attributed to our Bermuda operations. Net earned premium for the three months ended September 30, 2024 were $7.7 million and $5.5 million for the same period in 2023. Net earned premium for the three months ended September 30, 2024 were primarily attributed to our Bermuda operations.
Gross written premiums for liability were $72.1 million for the nine months ended September 30, 2024 and $86.7 million for the nine months ended September 30, 2023. Gross written premiums for the nine months ended September 30, 2024 were primarily attributed to our Bermuda operations. Net earned premiums for the nine months ended September 30, 2024 were $20.9 million and $27.4 million for the same period in 2023. Net earned premiums for the nine months ended September 30, 2024 were primarily attributed to our Bermuda operations.
Professional
Gross written premiums for professional were $9.3 million for the three months ended September 30, 2024 and $12.0 million for the three months ended September 30, 2023. Gross written premiums for the three months ended September 30, 2024 were primarily attributed to our Bermuda operations. Net earned premium for the three months ended September 30, 2024 were $5.6 million and $5.2 million for the same period in 2023. Net earned premium for the three months ended September 30, 2024 were attributed to our Bermuda operations.
Gross written premiums for professional were $33.0 million for the nine months ended September 30, 2024 and $59.1 million for the nine months ended September 30, 2023. Gross written premiums for the nine months ended September 30, 2024 were primarily attributed to our Bermuda operations. Net earned premium for the nine months ended September 30, 2024 were $16.0 million and $29.0 million for the same period in 2023. Net earned premium for the nine months ended September 30, 2024 were attributed to our Bermuda operations.
Specialty
There were no gross written premiums for specialty for the three months ended September 30, 2024 and $3.0 million for the three months ended September 30, 2023. Net earned premium for the three months ended September 30, 2024 were $(1.5) million and $4.3 million for the same period in 2023. Negative net earned premium for the three months ended September 30, 2024 were primarily attributed to the commutation with Riverstone Holdings Limited (part of the RiverStone International group) on our assumed business from ArgoGlobal Holdings (Malta) Ltd, a former subsidiary with was sold in 2022.
Gross written premiums for the nine months ended September 30, 2024 were $(3.0) million and $70.0 million for the nine months ended September 30, 2023. Negative gross written premiums for the nine months ended September 30, 2024 was primarily attributed to the commutation with Riverstone Holdings Limited (part of the RiverStone International group) on our assumed business from ArgoGlobal Holdings (Malta) Ltd, a former subsidiary which was sold in 2022. Net earned premium for the nine months ended September 30, 2024 were $(1.5) million and $27.0 million and for the same period in 2023. Net earned premium for the nine months ended September 30, 2024 is driven by the aforementioned.
Loss and Loss Adjustment Expenses
Loss and loss adjustment expenses were $86.3 million and $33.1 million for the three months ended September 30, 2024 and 2023, and $132.5 million and $88.3 million for the nine months ended September 30, 2024 and 2023, respectively.
The loss ratio for the three and nine months ended September 30, 2024 was 361.1% and 174.8%, respectively, as compared to 116.1% and 79.3% for the three and nine months ended September 30, 2023, respectively.

Net prior-year reserve development was $67.2 million unfavorable for the three months ended Sep 30, 2024, as compared to $3.5 million unfavorable for the same period in 2023. The net unfavorable prior year reserve development for the three months ended September 30, 2024 was primarily driven by the recognition of higher-than-expected loss experience in Bermuda professional and casualty lines and by updates to the expectations for future loss experience and development. Net prior-year reserve development was $77.3 million unfavorable for the nine months ended September 30, 2024, as compared to $11.7 million for the same period in 2023. The net unfavorable prior year reserve development for the nine months ended September 30, 2024 was primarily related to the same drivers identified above for the quarter.
Catastrophe losses for the three and nine months ended September 30, 2024 were $4.8 million and $13.0 million, respectively. Catastrophe losses for the three and nine months ended September 30, 2023 were $10.7 million and $11.2 million, respectively. Catastrophe losses for both 2024 and 2023 periods were mainly due to U.S. storms.
Underwriting, Acquisition and General Expenses
Underwriting, acquisition and general expenses were $10.9 million and $32.2 million for the three and nine months ended September 30, 2024, as compared to $2.7 million and $25.1 million for the three and nine months ended September 30, 2023, respectively. Underwriting, acquisition and general expenses for the three and nine months ended September 30, 2024 include $4.5 million and $13.9 million, respectively, of amortization expense for our intangible assets as a result of push-down accounting.
The expense ratio was 45.6% and 42.5% for the three and nine months ended September 30, 2024, respectively, and 9.5% and 22.5% for the same periods in 2023, respectively.
Run-off Lines
The following table summarizes the results of operations for Run-off Lines:

	Successor	Predecessor	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net earned premiums	$—	$0.1	$0.2	$0.2
Losses and loss adjustment expenses	7.6	0.9	9.4	2.6
Underwriting, acquisition and general expenses	0.3	0.1	0.5	0.5
Underwriting income (loss) (non-GAAP)	(7.9)	(0.9)	(9.7)	(2.9)
Net investment income	2.4	1.0	5.9	2.4
Interest expense	0.2	0.2	0.8	0.6
Non-operating expenses	—	(0.1)	0.5	(0.1)
Income (loss) before income taxes	$(5.7)	$—	$(5.1)	$(1.0)
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
Argonaut also assumed risk as a reinsurer, primarily for the period from 1970 to 1975, a portion of which was assumed from the London market. Argonaut also reinsured risks on policies written by domestic carriers. Such reinsurance typically provides coverage for limits attaching at a relatively high level, which are payable only after other layers of reinsurance are exhausted. Some of the claims now being filed on policies reinsured by Argonaut are on behalf of claimants who may have been exposed at some time to asbestos incorporated into buildings they occupied but have no apparent medical problems resulting from such exposure. Additionally, lawsuits are being brought against businesses that were not directly involved in the manufacture or installation of materials containing asbestos. We believe that a significant portion of claims generated out of this population of claimants may result in incurred losses generally lower than the asbestos claims filed over the past decade and could be below the attachment level of Argonaut.

Losses and Loss Adjustment Expenses
The following table represents a roll forward of total gross and net reserves for the asbestos and environmental exposures in our Run-off Lines, along with the ending balances of all other reserves within Run-off Lines. Amounts in the net column are reduced by reinsurance recoverables.

	Successor		Predecessor
	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$59.4	$50.8	$65.5	$55.8
Incurred losses	3.0	3.0	1.0	1.0
Losses paid	(7.4)	(6.3)	(7.6)	(6.2)
Loss reserves - asbestos and environmental, end of period	55.0	47.5	58.9	50.6
Risk-management reserves	117.3	79.4	139.1	87.3
Run-off reinsurance reserves	0.5	0.5	0.4	0.4
Other run-off lines	16.2	11.5	19.7	14.0
Total loss reserves - Run-off Lines	$189.0	$138.9	$218.1	$152.3
Losses and loss adjustment expenses for the three and nine months ended September 30, 2024 and 2023 were the result of unfavorable loss reserve development in other run-off lines.
Underwriting, Acquisition and General Expenses
Underwriting, acquisition and general expenses for the Run-off Lines for the three and nine months ended September 30, 2024 are mostly consistent with the same periods in 2023.

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
Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the nine months ended September 30, 2024 and 2023, net cash used in operating activities was $83.6 million compared to net cash provided by operating activities of $271.5 million, respectively. The decrease in cash flows from operating activities in 2024 compared to 2023 was attributable to various fluctuations within our operating activities, and primarily related to the timing of reinsurance payments and recoveries, claim payments and premium cash receipts in the respective periods. The decrease in premium is a result of a strategic reassessment of our various lines of business.
For the nine months ended September 30, 2024, net cash used in investing activities was $342.1 million compared to net cash used in investing activities of $322.1 million for the same period in 2023. Net cash used in investing activities in 2024 was mainly the result of purchases of short-term investments, private loan investments, mortgage loans, and other investments offset by net proceeds from fixed maturities investments.
For the nine months ended September 30, 2024, net cash provided by financing activities was $192.1 million compared to $6.5 million net cash used in 2023. Net cash provided by financing activities in 2024 was driven by the issuance of our common shares to Brookfield Wealth Solutions Ltd.
Revolving Credit Facility
On February 21, 2024, the Company entered into Amendment No. 6 (“Amendment No. 6”) of the Credit Agreement with the financial institutions party thereto as lenders and JPMorgan Chase Bank, N.A., individually as a lender and as administrative agent (the “Credit Agreement”). Amendment No. 6, among other things, replaced the minimum Tangible Net Worth covenant in the Credit Agreement with a minimum Consolidated Net Worth. The Consolidated Net Worth covenant is tested at the end of each fiscal quarter and has been set at an amount equal to the sum of (i) $872.0 million plus (ii) 50% of positive net income for each fiscal quarter ending after December 31, 2023 plus (iii) 50% of net proceeds received from the issuance and sale of certain equity interests after December 31, 2023.
On February 22, 2024, the Company borrowed $100.0 million from the revolving credit facility and elected a one-month term and interest option, under the terms of the Credit Agreement. The loan had been renewed using the one-month option until May 29, 2024, when the Company repaid the $100.0 million borrowed under the revolving credit facility. The facility was subsequently terminated on June 4, 2024. On June 4, 2024, the Company was named as a party under Brookfield Wealth Solutions Ltd.’s $1.2 billion revolving credit facility.
Letter of Credit Facilities
On September 30, 2024, letters of credit totaling $30.8 million were outstanding, of which $17.7 million were issued against the committed secured bilateral letter of credit facility and $13.1 million were issued against the uncommitted, secured bilateral letter of credit facility. Collateral with a market value of $40.0 million was pledged to these banks as security against these letters of credit.

Preferred Stock Dividends
On August 16, 2024, our Board of Directors declared a quarterly cash dividend in the amount of $437.50 per share on our 7.00% Resettable Fixed Rate Preferred Stock, Series A, par value of $1.00 per share, with a liquidation preference of $25,000 per share (the “Series A Preferred Stock”). Holders of depositary shares, each representing a 1/1,000th interest in a share of Series A Preferred Stock (the “Depositary Shares”), will receive $0.43750 per Depositary Share. On September 16, 2024, we paid $2.6 million to our stockholders of record, as of August 31, 2024, of the Series A Preferred Stock.
Capital Contribution
On February 20, 2024, Brookfield Wealth Solutions Ltd. made a $100.0 million capital contribution to the Company in exchange for the issuance of 100,000,000 shares of the Company’s common stock.
On May 28, 2024, Brookfield Wealth Solutions Ltd. made another $100.0 million capital contribution to the Company in exchange for the issuance of 100,000,000 shares of the Company’s common stock.
Condensed Consolidating Financial Information
In accordance with Article 10 of SEC Regulation S-X, we have elected to present condensed consolidating financial information in lieu of separate Condensed Consolidated Financial Statements for Argo Group US, Inc. (the “Subsidiary Issuer”). The following tables present condensed consolidating financial information as of and for the nine months ended September 30, 2024, of the Company (the “Parent Guarantor”) and the Subsidiary Issuer. The Subsidiary Issuer is an indirect wholly-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings.
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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2024
(in millions)
(Unaudited)

	Argo Group International Holdings, Inc. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Assets
Total investments	$—	$3,663.0	$313.0	$—	$3,976.0
Cash, restricted cash and cash equivalents	1.1	388.5	168.4	—	558.0
Accrued investment income	—	18.4	1.4	—	19.8
Premiums receivable	—	150.8	40.9	—	191.7
Reinsurance recoverables	—	2,654.6	476.1	—	3,130.7
Other intangible assets, net of accumulated amortization	—	146.3	3.2	—	149.5
Current income taxes receivable, net	0.9	20.8	0.9	—	22.6
Deferred tax assets, net	0.3	74.9	(9.3)	—	65.9
Deferred acquisition costs, net	—	55.9	(4.2)	—	51.7
Ceded unearned premiums	—	298.3	86.5	—	384.8
Operating lease right-of-use assets	(0.4)	46.3	3.4	—	49.3
Other assets	0.7	109.9	60.4	—	171.0
Value of business acquired, net of accumulated amortization	—	41.0	4.6	—	45.6
Investments in subsidiaries	1,457.5	—	—	(1,457.5)	—
Total assets	$1,460.1	$7,668.7	$1,145.3	$(1,457.5)	$8,816.6
Liabilities and Stockholders' Equity
Reserves for losses and loss adjustment expenses	$—	$4,715.3	$1,077.6	$—	$5,792.9
Unearned premiums	—	689.0	150.4	—	839.4
Funds held	—	314.2	(269.7)	—	44.5
Ceded reinsurance payable, net	—	167.4	44.4	—	211.8
Debt	27.2	263.2	81.0	—	371.4
Accrued underwriting expenses and other liabilities	—	103.4	5.6	—	109.0
Operating lease liabilities	—	47.1	3.4	—	50.5
Due to (from) affiliates	3.1	(4.5)	4.5	(3.1)	—
Intercompany note payable	32.7	26.8	(59.5)	—	—
Total liabilities	63.0	6,321.9	1,037.7	(3.1)	7,419.5
Total stockholders' equity	1,397.1	1,346.8	107.6	(1,454.4)	1,397.1
Total liabilities and stockholders' equity	$1,460.1	$7,668.7	$1,145.3	$(1,457.5)	$8,816.6
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
(2)Includes all Argo Group International Holdings, Inc. parent company eliminations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024
(in millions)
(Unaudited)

	Argo Group International Holdings, Inc. (Parent Guarantor)	Argo Group US, Inc. and Subsidiaries (Subsidiary Issuer)	Other Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	Total
Premiums and other revenue:
Net earned premiums	$—	$762.8	$75.1	$—	$837.9
Net investment income	—	169.0	18.1	—	187.1
Net investment and other gains (losses)	—	34.6	(3.8)	—	30.8
Total revenue	—	966.4	89.4	—	1,055.8
Expenses:
Losses and loss adjustment expenses	—	649.8	143.7	—	793.5
Underwriting, acquisition and general expenses	1.7	313.9	29.2	—	344.8
Non-operating expenses	0.9	11.3	0.5	—	12.7
Interest expense	2.2	21.7	5.3	—	29.2
Fee and other (income) expense, net	—	(0.1)	—	—	(0.1)
Foreign currency exchange (gains) losses	—	(1.4)	(1.7)	—	(3.1)
Total expenses	4.8	995.2	177.0	—	1,177.0
Income (loss) before income taxes	(4.8)	(28.8)	(87.6)	—	(121.2)
Income tax provision (benefit)	(1.2)	(13.1)	(12.9)	—	(27.2)
Net income (loss) before equity in earnings of subsidiaries	(3.6)	(15.7)	(74.7)	—	(94.0)
Equity in undistributed earnings of subsidiaries	(90.4)	—	—	90.4	—
Net income (loss)	$(94.0)	$(15.7)	$(74.7)	$90.4	$(94.0)
Dividends on Series A Preferred stock	7.9	—	—	—	7.9
Net income (loss) attributable to common stockholders	$(101.9)	$(15.7)	$(74.7)	$90.4	$(101.9)
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
Interest Rate Risk
Our primary market risk exposure on fixed maturity investments relates to interest rate risk and the changes in interest rates. Fluctuations in interest rates have a direct impact on the fair value of these securities. As interest rates rise, the fair value of our fixed maturity portfolio falls, and the converse is also true. We manage interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates. The model duration of the assets comprising our fixed maturity investment portfolio was 2.23 years and 2.68 years at September 30, 2024 and December 31, 2023, respectively.
Credit Risk
We have exposure to credit risk on losses recoverable from reinsurers and receivables from insureds. Our controls to mitigate this risk include limiting our exposure to any one counterparty, evaluating the financial strength of our reinsurers, canceling policies, generally requiring minimum credit ratings and in certain cases receiving collateral from our reinsurers and insureds.
We also have exposure to credit risk in our investment holdings. Our risk management strategy and investment policy attempts to mitigate this risk by primarily investing in debt instruments of high credit quality issuers, limiting credit concentration, monitoring the credit quality of issuers and counterparties and diversifying issuers. The weighted average rating of our fixed maturity investments was A with 96.9% and A with 94.0% rated investment grade or better (BBB- or higher) at September 30, 2024 and December 31, 2023, respectively.
We review our investments to identify and evaluate those that may have credit impairments on a quarterly basis, considering the historical performance of the security, available market information, and credit ratings, among other things. For fixed maturity securities, the review includes consideration of current ratings and actions of major rating agencies (Standard & Poor's, Moody's and Fitch). If a security has two ratings, the lower rating is used. If a security has three ratings, the middle rating is used. The following table reflects the credit quality of our fixed maturity portfolio at September 30, 2024:

Other Fixed Maturities	Cost	Fair Value
AAA	$271.9	$277.4
AA	95.0	97.7
A	493.5	509.5
BBB	643.9	665.0
BB/B	41.6	42.9
CCC and Below	9.9	9.7
Unrated	—	—
Other Fixed Maturities	$1,555.8	$1,602.2

Structured Securities	Cost	Fair Value
AAA	$476.8	$504.0
AA	92.6	97.8
A	107.7	111.7
BBB	30.0	31.2
BB/B	13.3	13.8
CCC and Below	7.4	7.5
Structured Securities	$727.8	$766.0

Total Fixed Maturities	Cost	Fair Value
AAA	$748.7	$781.4
AA	187.6	195.5
A	601.2	621.2
BBB	673.9	696.2
BB/B	54.9	56.7
CCC and Below	17.3	17.2
Unrated	—	—
Total Fixed Maturities	$2,283.6	$2,368.2
Our portfolio also includes alternative investments with a carrying value at September 30, 2024 and December 31, 2023 of $430.3 million and $311.0 million (10.8% and 8.9% of total invested assets), respectively. We may invest in both long and short equities, corporate debt securities, currencies, real estate, commodities and derivatives. We attempt to mitigate our risk by selecting managers with extensive experience, proven track records and robust controls and processes. We also attempt to mitigate our risk by diversifying through multiple managers and different types of assets and asset classes.
Mortgage loans add portfolio diversification. These assets typically afford credit protections through covenants and deeper due diligence given information access. We also monitor debt service coverage ratios and loan-to-value ratios in our assessment of credit risk and exposure.
Equity Price Risk
We hold a diversified portfolio of equity securities with a fair value of $85.3 million and $10.7 million (2.1% and 0.3% of total invested assets) at September 30, 2024 and December 31, 2023, respectively. Our equity securities are exposed to equity price risk which is defined as the potential for loss in fair value due to a decline in equity prices. We believe the diversification of our equity securities among various industries, market segments and issuers, as well as the use of multiple outside investment managers, mitigates our exposure to equity price risk.

Foreign Currency Risk
We have exposure to foreign currency risk in our insurance contracts and invested assets and, prior to the sale of AUA, a portion of our debt. We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance contracts that are payable in currencies other than the U.S. Dollar with cash and investments that are denominated in such currencies. We also use foreign exchange forward contracts to attempt to mitigate this risk. For the three and nine months ended September 30, 2024, we recognized $0.0 million and $3.0 million of gross gains $1.7 million and $5.3 million of gross losses from foreign exchange contracts, for a net loss of $1.7 million and $2.3 million, respectively. For the three and nine months ended September 30, 2023, we recognized $2.3 million and $11.1 million of gross gains and $3.8 million and $10.6 million of gross losses from foreign exchange contracts, for a net loss of $1.5 million and $0.5 million, respectively. The net losses are recorded in the Net investment and other gains (losses) in the Condensed Consolidated Statements of Income (Loss). With the divestitures executed and announced in 2023, our exposure to foreign currency risk has decreased.
Item 4. Controls and Procedures
Argo Group, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2024, at the reasonable assurance level to ensure that information required to be disclosed by Argo Group in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Change in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting made during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Bermuda Appraisal Petitions

In April 2023, appraisal petitions were filed in the Supreme Court of Bermuda (the “Court”) relating to the acquisition of the Company by Brookfield Wealth Solutions Ltd. for $30.00 per share (the “Transaction Price”) that closed on November 16, 2023.
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
On January 3, 2024, the Company filed a summons to stay the appraisal action pending judgment of the Judicial Committee of the Privy Council in the matter captioned “In re matter of Jardine Strategy Holdings Limited Case No: Civ/2022/14-31.” Hearings were held on July 9, 2024 and July 18, 2024. The Court is considering the stay application and will issue a decision in due course. The Company intends to continue to defend this matter vigorously.
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
3.1
Amended and Restated Certificate of Incorporation of Argo Group International Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2024).

3.2
Amended and Restated Bylaws of Argo Group International Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2024).

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

ARGO GROUP INTERNATIONAL HOLDINGS, INC.

November 14, 2024	By	/s/ Jessica Buss
Jessica Buss
Chief Executive Officer

November 14, 2024	By	/s/ Christopher Donahue
Christopher Donahue
Chief Financial Officer