Form 10-K
period 2024-12-31
Argo Group International Holdings, Inc.
filed 2025-03-25
CIK 1091748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
from              to
Commission file number: 1-15259
ARGO GROUP INTERNATIONAL HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware		98-0214719
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
501 7th Avenue 7th Floor		501 7th Avenue 7th Floor
New York	10018	New York	10018
New York		New York
(Address of principal executive offices)		(Mailing address)

(Registrant’s telephone number, including area code): (210) 321-8400
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
6.500% Senior Notes due 2042 issued by Argo Group US, Inc. and The Guarantee with Respects Thereto	ARGD	New York Stock Exchange
Depositary Shares, Each Representing a 1/1000th Interest in 7.00% Resettable Fixed Rate Preferred Stock, Series A, Par Value $1.00 Per Share	ARGO/PA	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2024, there was no common stock held by non-affiliates.
As of March 25, 2025, the registrant had 13 shares of common stock outstanding. All of the registrant’s common stock is owned by Brookfield Wealth Solutions Ltd.

Argo Group International Holdings, Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) for Form 10-K and therefore is filing this Form 10-K in the reduced disclosure format.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2024

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

PART I
			Page
Item	1.	Business	3
Item	1A.	Risk Factors	10
Item	1B.	Unresolved Staff Comments	30
Item	1C.	Cybersecurity	30
Item	2.	Properties	31
Item	3.	Legal Proceedings	31
Item	4.	Mine Safety Disclosure	32
PART II
Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	33
Item	6.	[Reserved]	33
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item	7A.	Quantitative and Qualitative Disclosures about Market Risk	65
Item	8.	Financial Statements and Supplementary Data	67
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	67
Item	9A.	Controls and Procedures	67
Item	9B.	Other Information	68
Item	9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	68
PART III
Item	10.	Directors, Executive Officers and Corporate Governance	69
Item	11.	Executive Compensation	69
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	69
Item	13.	Certain Relationships and Related Transactions and Director Independence	69
Item	14.	Principal Accounting Fees and Services	69
PART IV
Item	15.	Exhibits, Financial Statement Schedules	70
Item	16.	Form 10-K Summary	75

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K for the year ended December 31, 2024 (this “Form 10-K” or this “report”) are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our management’s projections, forecasts, expectations, beliefs, intentions or strategies, and include all statements that do not relate solely to historical or current facts. Forward-looking statements may be identified by the use of words such as “expect,” “intend,” “plan,” “believe,” “do not believe,” “aim,” “project,” “anticipate,” “seek,” “will,” “likely,” “assume,” “estimate,” “may,” “continue,” “guidance,” “objective,” “remain optimistic,” “path toward,” “outlook,” “trends,” “future,” “could,” “would,” “should,” “target,” “on track” and similar expressions of a future or forward-looking nature.
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
•changes in the pricing environment and the cyclical nature of our business, with periods with excess underwriting capacity and unfavorable premium rates and other periods with a shortage of underwriting capacity when premium rates are strong; and
•our agents and producers exceeding their underwriting authorities or breaching obligations owed to us.
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
•our ability to effectively select, develop, implement and monitor our outsourcing relationships; and
•failure to execute on expense targets.
Financial Risks:
•the impact of any prolonged recession or a period of significant turmoil in the U.S. and international financial markets;
•changes in economic and political conditions, including inflation and changes in interest rates;
•market and credit risks that may impact our investment portfolio;
•foreign currency fluctuations;
•the availability, cost or quality of reinsurance;
•any impairment in the carrying value of intangible assets;
•any impairment or allowances of our investments; and
•any failure of one or more reinsurers or capital market counterparties to meet their payment obligations to us or our inability to collect reinsurance recoverables.

Cybersecurity Risks:
•technology-related events compromising the integrity, confidentiality, and availability of data;
•any incident experienced by a third-party service provider impacting our ability to successfully operate critical technology functions;
•increased adoption of artificial intelligence exacerbating our ability to identify attempted breaches using social engineering.
Strategic Risks:
•uncertain conditions in the global economy;
•our existing indebtedness and ability to access additional capital;
•our holding company structure and certain regulatory and other constraints that affect our ability to pay dividends and make other payments;
•any ratings downgrades; and
•the success of our business plan and our ability to successfully execute strategic transactions.
Reputational Risks:
•any violations of laws and regulations relating to sanctions, anti-corruption and money laundering; and
•any failure to meet stakeholder expectations regarding environmental, social and corporate governance matters.
Legal, Regulatory and Litigation Risks:
•the ability of our insurance subsidiaries to meet risk-based capital and solvency requirements in their respective regulatory domiciles;
•the outcome of legal and regulatory proceedings, investigations, inquiries, claims and litigation;
•regulatory constraints on our ability to operate our business, including on our ability to charge adequate rates and efficiently allocate capital; and
•changes in legal environment, and changes in insurance regulations in the U.S. or other jurisdictions in which we operate.
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

PART I
Item 1. Business
Business Overview
Argo Group, a Delaware corporation and holding company, is a U.S. focused underwriter of specialty insurance products in the property and casualty market.
Business Strategy
Argo Group operates in the specialty and Excess and Surplus Lines (“E&S”) insurance markets where we focus on discrete niche products or businesses that require specialized underwriting knowledge and usually hard-to-place coverage. We believe the specialized nature of the products we offer provides our underwriters the flexibility over rates, terms and forms to produce superior loss ratios over the long-term. Our fundamental operating principles are designed to create an efficient organization that is focused on delivering results and sustained, long-term stockholder value creation.
Our Structure
The following is a summary organizational chart of Argo Group as of December 31, 2024:

Business Segments and Products
For the year ended December 31, 2024, our operations included three reportable segments – Casualty Lines, Specialty Lines, and Run-off. For discussion of the operating results of each reportable segment, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 15, “Segment Information,” in the Notes to the Consolidated Financial Statements.
The below describes the lines of businesses that are included within our reportable segments.
Casualty Lines
Argo Construction
Argo Construction specializes in underwriting primary general liability and supported excess coverages for the construction trades. The unit leverages their industry expertise to handle insurance needs of U.S. based project owners, developers, general and trade contractors via a national distribution channel of wholesale brokers. Argo Construction’s specialized underwriters understand the rates, pricing and coverages needed to meet contractors’ insurance requirements and help project owners succeed. This business unit is segmented into three groups: New York Construction, Middle Market Construction, and Owners Interest / Owners and Contractors Protective.
Argo Environmental
Argo Environmental provides a range of environmental liability insurance products on a primary and supported and unsupported excess basis to a range of businesses, including those that operate in the environmental industry and those that face environmental liabilities arising from their industrial and commercial activities.
Argo Casualty
Argo Casualty offers primary casualty and excess casualty coverages in the excess and surplus lines space. The underwriting focus of our primary casualty portfolio includes real estate, mercantile, hospitality, manufacturers, and service contractors. Our excess casualty targets classes of business including products liability, off premises and on premises liability.
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
Bermuda Casualty
Bermuda Casualty services Fortune 2000 market leaders with general and product liability offerings.
Specialty Lines
Specialty Programs and Fronting (formerly “Alternative Risk Solutions”)
Argo supports managing general agents (“MGAs”)/Programs and other insurance companies, with a range of support models from fronting to fully retained risk-bearing capacity. Our Fronting business provides fronting and alternative risk solutions for U.S. insurers, reinsurers, captives and program administrators with bundled or unbundled claims handling options. Programs provides paper and risk-bearing capacity to program administrators or managing general underwriters (“MGUs”)/MGAs who have proven track record of profitable underwriting performance.
Colony Specialty Garage
Colony Specialty Garage provides property and liability garage products through wholesale general agents, focused on the delegated binding authority team. This unit provides products designed to cover a wide range of auto dealer and auto service operations. Example of auto dealer operations include those involved in selling new or used autos, trailers, recreational vehicles, motorcycles and off-road vehicles. Example of service/repair operations include vehicle service/repair, towing, repossession, salvage yards, and valet parking.

Argo Inland Marine
Argo Inland Marine offers a wide range of products, coverages and services for the inland marine insurance market through a team of dedicated specialists. Inland marine insurance covers products, materials and equipment when they are transported over land, such as via truck or train, or while they are temporarily warehoused by a third party. The unit provides a wide range of standard inland marine coverages, including Cargo, Contractor’s Equipment, Warehouse Legal Liability, Builder’s Risk, and other miscellaneous marine risks.
Bermuda Property
Bermuda Property offers a range of Direct & Facultative support on worldwide basis for US-based companies. The business focuses on Commercial Property and Technical risk (industrial, energy). Appetite typically focuses on Fortune 1000, shared-and-layered risks, as well as binder support for mid-market business. Argo selectively does Assumed Reinsurance to complement the Direct & Facultative portfolio.
Run-off Lines
The Run-off Lines segment includes outstanding liabilities associated with discontinued lines previously underwritten by our insurance subsidiaries. These include lines exited in recent years such as surety and our recently exited professional lines platform as well as liability policies dating back to the 1960s, 1970s and into the 1980s; exited international business including ArgoGlobal Assicurazioni, our Italian operations; risk management policies written by a business unit that has since been sold to a third party; and other legacy accounts previously written by our reinsurance subsidiaries.
Marketing and Distribution
We provide products and services to well-defined niche markets. Using our capital strength and the Argo Group brand we cross market products offered by our segments amongst our different operating platforms. We offer our distribution partners tailored, innovative solutions for managing risk, using the full range of products and services we have available.
Our U.S. insurance businesses distribute products through a network of appointed wholesale and retail agents specializing in excess and surplus lines and certain targeted admitted lines and MGUs. Approximately 90% of E&S premium volume in 2024 was produced by wholesale brokers who submit business and rely on Argo Group to produce quotes and handle policy issuance on such accounts. The majority of the remaining E&S premium was produced through a select group of wholesale agents and MGAs to whom we have delegated limited authority to act on our behalf contained within the Programs and Garage business units. These agents are granted authority to underwrite, quote, bind and issue policies in accordance with predetermined guidelines and procedures prescribed by us.
The remainder of the U.S. business uses a broad distribution platform to deliver specialty insurance products and services to our policyholders and agents. Environmental, Inland Marine and Excess Casualty distribute their products through both retail and wholesale brokers. Rockwood distributes its product lines through its network of retail and wholesale agents.
The Bermuda operations’ businesses obtain business through brokers and third-party intermediaries. The businesses’ marketing and distribution strategies are for the most part managed by local distribution teams and underwriters based in Bermuda.
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
Ratings
Ratings are an important factor in assessing our competitive position and our ability to meet our ongoing obligations. Ratings are not a recommendation to buy, sell or hold any security, and they may be revised or withdrawn at any time by the rating agency. Moreover, the ratings of each rating agency should be evaluated independently as the rating methodology and evaluation process may differ. The ratings issued for us or our subsidiaries by any of these agencies are announced publicly and are available on our website and the respective rating agency’s websites. We have two types of ratings: (1) Financial Strength Ratings (“FSR”) and (2) Debt Ratings or Issuer Credit Ratings (“ICR”).

FSRs reflect a rating agency’s assessment of an insurer’s ability to meet its financial obligations to policyholders. All of our insurance companies have an FSR of “A-” (Excellent), with a positive outlook, from A.M. Best Company (“A.M. Best”), and an FSR of “A-” (Strong), with a stable outlook, from Standard & Poor’s (“S&P”).
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
Regulation
General
The insurance business and related services is regulated in most countries, although the degree and type of regulation varies from one jurisdiction to another. The principal jurisdictions in which Argo Group’s insurance businesses operate are Bermuda and the U.S. Argo Group is also regulated in other countries where it does business. A summary of the material regulations in these jurisdictions is set forth below. We may become subject to regulations in new jurisdictions or additional regulations in existing jurisdictions.
Bermuda
Insurance Group Supervision and Regulation Scheme
The Bermuda Monetary Authority (“BMA”) may, in respect of an insurance group, determine whether it is appropriate for the BMA to act as its group supervisor in accordance with the Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”). The BMA’s group supervision objective is to provide a coordinated approach to the regulation of an insurance group and its supervisory and capital requirements. Until the end of September 2024, the BMA acted as the “Group Supervisor” of the Company and its regulated subsidiaries. On September 27, 2024, the BMA withdrew as Group Supervisor of the Company due, in part, to the filing of petitions of redomestication with the Nebraska Department of Insurance by six of the Company’s non-Bermuda operating companies. However, the BMA maintains supervision over all Bermuda registered insurers, including Argo Re, which is registered as a Class 4 insurer in Bermuda. A variety of requirements and restrictions are imposed on Argo Re including: periodic financial reporting; corporate governance framework; solvency and financial performance; compliance with minimum enhanced capital requirements; minimum solvency margins and liquidity ratios; notification of material changes; and limitations on dividends, distributions and capital reductions.
United States
State Insurance Regulation
Argo Group US, Inc.’s (“Argo Group U.S.”) insurance subsidiaries are subject to the supervision and regulation of the states in which they are domiciled. We currently have 9 insurance companies domiciled in 3 states (the “U.S. Subsidiaries”). Argo Group U.S., as the direct and indirect parent of the U.S. Subsidiaries, is subject to the insurance holding company laws of Nebraska, New York, and Pennsylvania. These laws generally require each of the U.S. Subsidiaries to submit annual holding company registration statements to its respective domestic state insurance departments and to furnish annual financial and other information about the operations of the companies within the holding company group. Generally, all material transactions among companies in the holding company group to which any of the U.S. Subsidiaries is a party, including sales, loans, reinsurance agreements and service agreements, must be fair and, if material or of a specified category, require prior notice and approval by the insurance department where the subsidiary is domiciled. Transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries and certain material transactions between companies within the holding company group may be subject to prior notice to, or prior approval by, state regulatory authorities. Such supervision and regulation are intended to primarily protect our policyholders. Matters relating to authorized lines of business, underwriting standards, financial condition standards, licensing of insurers, investment standards, premium levels, policy provisions, the filing of annual and other financial reports prepared on the basis of Statutory Accounting Principles, the filing and form of actuarial reports, dividends and a variety of other financial and non-financial matters are also areas that are regulated and supervised by the states in which each of our U.S. Subsidiaries are domiciled.

Cyber Regulations
The New York Department of Financial Services (“NYDFS”) issued Cybersecurity Regulations for Financial Services Companies that require certain parts of Argo Group’s insurance operations to, among other things, establish and maintain a cybersecurity policy, a cybersecurity breach incident response process and to designate a Chief Information Security Officer.
The National Association of Insurance Commissioners (“NAIC”) adopted the Insurance Data Security Model Law in October 2017 (“Model Law”). The purpose of this Model Law is to establish recommended standards for data security and for the notification to insurance commissioners of cybersecurity incidents involving unauthorized access to, or the misuse of, certain non-public information. It also requires annual compliance reporting obligations. The Pennsylvania Insurance Department adopted the Model Law in 2023.
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
For a discussion of our risk management strategies and governance over cyber threats, please refer to Item 1C, “Cybersecurity.”
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
Dividends
All of the U.S. Subsidiaries are subsidiaries of Argo Group U.S., meaning that any dividends from the U.S. Subsidiaries are payable in the first instance to Argo Group U.S. prior to being passed upward as dividends to Argo Group’s parent company. The ability of our U.S. Subsidiaries to pay dividends is subject to certain restrictions imposed by the jurisdictions of domicile that regulate our U.S. Subsidiaries and each such jurisdiction’s limitations upon the amount of dividends that an insurance company may pay without the approval of its insurance regulator.
Argo Group U.S. may receive dividends from its direct subsidiaries: Argonaut Insurance Company (“Argonaut”) and Rockwood. During 2025, Argonaut is permitted to pay dividends up to $149.8 million without approval from the Nebraska, based on the application of the Nebraska ordinary dividend calculation. Rockwood is permitted to pay ordinary dividends up to $18.9 million, subject to prior approval from the Pennsylvania Department of Insurance. Effective November 26, 2025—two years following the merger with Brookfield Wealth Solutions Ltd.—Rockwood’s dividends will not be subject to this prior approval. Business and regulatory considerations may impact the amount of dividends actually paid, and prior regulatory approval of extraordinary dividend payments is required.
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
Reinsurance
As is common practice within the insurance industry, Argo Group’s insurance subsidiaries transfer a portion of the risks insured under their policies by entering into a reinsurance treaty with another insurance or reinsurance company. As a specialty insurer, we purchase a broad-based series of reinsurance programs in an effort to mitigate the risk of significant capital deterioration, as well as to minimize the volatility of earnings against the impact of a single, large catastrophe or several smaller, but still significant catastrophe events. The ability to collect on reinsurance is subject to the solvency of the reinsurers, interpretation of contract language and other factors.
At December 31, 2024, Argo Group’s reinsurance recoverable balance totaled $3,053.2 million, net of the allowance for credit losses of $5.8 million. The following table reflects the credit ratings for our reinsurance recoverable balance at December 31, 2024:

	2024
(in millions)	Reinsurance Recoverables	% of Total
Ratings per A.M. Best
Reinsurers rated A+ or better	$1,557.0	51.0%
Reinsurers rated A	769.1	25.2%
Reinsurers rated A-	172.4	5.6%
Reinsurers rated below A- or not rated (1)	554.7	18.2%
	$3,053.2	100.0%
(1) On November 9, 2022, the U.S. Loss Portfolio Transaction (“U.S. LPT”) with Cavello Bay Reinsurance Ltd., a wholly-owned subsidiary of Enstar Group Limited (“Enstar”), covering a majority of the Company’s U.S. casualty insurance reserves, including construction, for accident years 2011 to 2019 closed. On the closing date, the Company transferred cash and investments to Enstar a portion of which was deposited into a trust established to secure Enstar’s claim payment obligation to the Company. As such, our reinsurance recoverable with Enstar, which is not a credit rated reinsurer, is contractually required to be fully collateralized. Subsequent to December 31, 2024 but prior to the issuance of this Form 10-K, Cavello Bay Reinsurance Ltd. received an “A” credit rating from A.M. Best.

The top 10 reinsurers accounted for $1,459.4 million, or approximately 47.8%, of the reinsurance recoverable balance as of December 31, 2024. One reinsurer in our top 10 is not rated “A” or higher, but is required to fully collateralize any ceded reserves. Subsequent to December 31, 2024 but prior to the issuance of this Form 10-K, this reinsurer received an “A” credit rating from A.M. Best. Management has concluded that all balances are considered recoverable as of December 31, 2024.
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
We have discontinued underwriting certain lines of business; however, we are still obligated to pay losses incurred on these lines. Certain lines currently in run-off are characterized by long elapsed periods between the occurrence of a claim and any ultimate payment to resolve the claim. Included in Run-off Lines are claims related to asbestos and environmental liabilities arising out of liability policies primarily written in the 1960s, 1970s and into the early 1980s with a limited number of claims occurring on policies written in the early 1990s. Business no longer underwritten, including in more recent years, is also classified in Run-off Lines.
Additional information relating to our loss reserve development is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 7, “Reserves for Losses and Loss Adjustment Expenses,” in the Notes to Consolidated Financial Statements.
Investments
Our investment portfolio is designed to ensure adequate liquidity for the prompt payment of our obligations, including any potential claims payments. To help ensure adequate liquidity for payment of claims, we broadly seek to match the profile of our invested assets with those of our liabilities. We consider liquidity, anticipated duration, and the currency of our liabilities when making investment decisions, and our investment guidelines provide restrictions on our portfolio’s composition, including issuer limits, sector limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. To meet our liquidity needs, our bond portfolio consists primarily of investment grade, fixed-maturity securities. As of December 31, 2024, fixed maturities, along with cash, cash equivalents and short-term investments, represented 62.6% of our total investments and cash equivalents.

Effective November 16, 2023, an affiliate of Brookfield Asset Management Ltd. was hired as our investment manager to oversee our portfolio.

Additional information relating to our investment portfolio is included under Item 1A, “Risk Factors,” Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” and Note 3, “Investments,” in the Notes to Consolidated Financial Statements.
Human Capital Management
As of December 31, 2024, we had 827 employees, of which 815 were full-time employees of which 770 were employed in the U.S. and 45 were employed in foreign countries including Bermuda, Italy and the U.K. Additionally, we utilize independent contractors and temporary personnel to supplement our workforce. We regularly monitor and evaluate turnover metrics to ensure we are responsive to the evolving and competitive market for top talent.
Available Information
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
We intend to post on our website any amendment to our Code of Conduct and Business Ethics and any waivers thereof for directors or executive officers.
Item 1A. Risk Factors
Summary of Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, and cash flows. Stakeholders should carefully consider these risks, along with the other information included in this Form 10-K and in our other filings with the SEC, before making an investment decision regarding our securities. There may be additional risks of which we are currently unaware or that we currently consider immaterial. All of these risks could have a material adverse effect on our financial condition, results of operations and cash flows.
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
•Financial Risks. Financial risks cover our market, credit, investment and liquidity risks, which include risks related to the performance of Argo Group’s investment portfolio as well as risks related to the performance of financial markets, economic and political conditions, foreign currency fluctuations, impairments in investments, performance of counterparties, and the availability of reinsurance.
•Strategic Risks. Strategic risks include risks related to Argo Group’s inability to implement appropriate business plans and strategies, and include risks related to the macroeconomic environment, risk-based capital requirements, the Company’s debt, holding company structure, ratings and strategic transactions.
•Cybersecurity Risks. Cyber security risks include technology-related events that could compromise the integrity, confidentiality, and availability of Argo Group’s financial data, including data breaches and ransomware attacks, phishing and social engineering, Denial of Service (DoS) attacks, and exploits to third-party service providers.
•Reputational Risks. Reputational risks include risks related to the risk of potential loss through a deterioration of Argo Group’s reputation, and include risks related to potential violations of sanctions, anti-corruption or AML regulations.

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
In light of these inherent uncertainties and as a result of our 2024 reserve review, we recorded prior year reserve development of $254.9 million for the year ended December 31, 2024. The largest reserve increases were primarily driven by our Run-off and Casualty segments related to professional and construction lines, respectively, including the impact of large losses. Such reserves were established in accordance with applicable insurance laws and U.S. GAAP. For further discussion of our loss reserves, please see Part II, Item 7 “Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies, estimates and recent accounting pronouncements” and “Management’s discussion and analysis of financial condition and results of operations—Reserves for losses and loss adjustment expenses.”
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
Catastrophic Losses
We are subject to claims arising out of catastrophes that may have a significant effect on our business, results of operations and/or financial condition. Catastrophes can be caused by various events, including, but not limited to, tornadoes, hurricanes, windstorms, tsunamis, earthquakes, hailstorms, explosions, power outages, severe winter weather, wildfires and man-made events, including civil unrest. The incidence and severity of such catastrophic events are inherently unpredictable, and our losses from catastrophes could be substantial. Logistical challenges in responding to such events, resource constraints and other difficulties in resolving associated claims may ultimately result in higher claim amounts than expected. Insurance companies are generally not permitted to reserve for probable catastrophic events until they occur. Therefore, although we will actively manage our risk exposure to catastrophes through underwriting limits and processes, and further mitigate it through the purchase of reinsurance protection and other hedging instruments, an especially severe catastrophe or series of catastrophes could exceed our reinsurance or hedging protection and may have a material adverse impact on our business, results of operations and/or financial condition.

Terrorism
We are exposed to the risk of losses resulting from acts of terrorism. Reinsurers are able to exclude coverage for terrorist acts or price that coverage at rates that we consider attractive. However, direct insurers, like our primary insurance company subsidiaries, might not be able to likewise exclude coverage of terrorist acts because of regulatory constraints. Terrorism exclusions are not permitted in the U.S. for worker’s compensation policies under U.S. federal law or under the laws of any state or jurisdiction in which we operate. When underwriting existing and new workers compensation business, we consider the added potential risk of loss due to terrorist activity, including foreign and domestic, and this may lead us to decline to underwrite or to renew certain business. However, even in lines where terrorism exclusions are permitted, our clients may object to a terrorism exclusion in connection with business that we may still desire to underwrite without an exclusion, some or many of our insurance policies may not include a terrorism exclusion. Given the reinsurance retention limits imposed under the TRIA and its subsequent legislative extensions, and that some or many of our policies may not include a terrorism exclusion, future foreign or domestic terrorist attacks may result in losses that have a material adverse effect on our business, results of operations and/or financial condition. See “Item 1. Business—Regulation” for a description of the applicability of the TRIA and the Terrorism Risk Insurance Program Reauthorization Act of 2014 to the Argo Group of Companies and its U.S. operations.
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
In addition, offices in foreign jurisdictions, such as Bermuda, may have residency and other mandatory requirements that affect the composition of its local boards of directors, executive teams and choice of third-party service providers. Due to the competition for available talent in such jurisdictions, we may not be able to attract and retain personnel as required by our business plans, which could disrupt operations and adversely affect our financial performance.
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

If we fail to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
We are required to maintain effective disclosure controls and procedures and internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and aid in preventing fraud.
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
Any such gaps or deficiencies may require significant resources to remediate, could cause delays in our filing of quarterly or annual financial results, require the attention of management, and may also expose us to litigation, regulatory fines or penalties, or other losses. Inadequate process design or a failure in operating effectiveness could result in a material misstatement of our financial statements due to, but not limited to, poorly designed systems, changes in end-user computing, poorly designed IT reports, ineffective oversight of outsourced processes, failure to perform relevant management reviews, accounting errors or duplicate payments, any of which could result in a restatement of financial accounts. If our management team is unable to assert that our internal control over financial reporting is effective as of the end of a fiscal year, investor confidence in the accuracy and completeness of our financial statement and reports could be negatively impacted, which may have an adverse effect on our reputation and stock price.
We are dependent on our information technology systems, which could fail or suffer a cybersecurity breach, that could adversely affect our business, reputation, results of operations or financial condition or result in the loss of sensitive information.
Our business is highly dependent upon the successful and uninterrupted functioning of our computer and data processing systems for various purposes, including accounting, policy administration, actuarial and other modeling functions necessary for underwriting business, and claims and payment processing. Certain of our operations are also dependent upon systems operated by third parties, including administrators, market counterparties and their sub-custodians and other service providers, and our service providers may also depend on information technology systems. Notwithstanding the diligence that we perform on our service providers, we may not be in a position to verify all of the potential risks or reliability of such information technology systems.
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
We continuously monitor international risks associated with our global operations, including impacts from military conflicts or political instability. Although we cannot predict the ultimate impacts, military conflicts or political instability may create a heightened risk of threats resulting in cyber activities against our operations. In addition, with the increasing adoption of Artificial Intelligence (“AI”), Argo Group has implemented an AI Policy with associated guidance on best practices and continues to monitor how AI developments might impact our security program, especially to combat the threat of deepfake audio and video schemes intending to impersonate Company employees with the aim of gaining unauthorized system access or defrauding the Company.

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
We are subject to a number of data privacy laws and regulations enacted in the jurisdictions in which we do business. See “Item 1. Business—Regulation” for a description of the applicability of certain cybersecurity and data protection regulations and requirements on the Argo Group.
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

An impairment in the carrying value of intangible assets could negatively impact our consolidated results of operations and stockholders’ equity.
Intangible assets are originally recorded at fair value. Intangible assets are reviewed for impairment at least annually or more frequently if indicators are present. Management, in evaluating the recoverability of such assets, relies on estimates and assumptions related to margin, growth rates, discount rates and other data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Intangible asset impairment charges can result from declines in operating results, divestitures or sustained market capitalization declines and other factors. Impairment charges could materially affect our financial results in the period in which they are recognized.
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
We may be adversely affected by the replacement of benchmark indices.
The withdrawal and replacement of widely used benchmark indices with alternative benchmark rates could adversely affect our business. For example, as a result of the phase-out of the London Interbank Offered Rate (“LIBOR”), we recognize that we have some related risk exposure within our investment portfolio and corporate debt structures, including that there remains the possibility that certain instruments and contracts without succession or alternative rate provisions could be adversely impacted from this transition, and that there are significant differences between how LIBOR and certain successor rates are calculated. The withdrawal and replacement of widely used benchmark indices with alternative benchmark rates may have an adverse effect on our business, results of operations or financial condition.

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

Following the closing of the Merger in November 2023, we became an indirect wholly-owned subsidiary of Brookfield Wealth Solutions Ltd. We may fail to realize the anticipated benefits of the Merger, including due to factors that may be outside of our control, such as changes in laws or regulations or in the interpretation of existing laws or regulations, general economic, political, legislative or regulatory conditions, the loss or limited availability of the services of one or more of our executive officers or other key personnel, and other factors described in this report. Failure to realize the anticipated benefits of the Merger could adversely affect our business, financial condition and results of operations.
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
We may enter into future private debt arrangements containing restrictive business and financial covenants and complying with these covenants could limit our financial and operational flexibility. Our failure to comply with these covenants could also result in an increased cost of borrowing under the applicable agreement or an event of default under the credit facilities, which could result in us being required to repay any amounts outstanding under the credit facilities or debt arrangement prior to maturity. Such an event could have an adverse effect on our results of operations and financial condition, including our access to capital and liquidity. Our credit facilities and our outstanding notes are described in more detail in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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
In addition, if we fail to comply, or if and to the extent payment of dividend would cause us to fail to comply, with applicable laws, rules and regulations (including, in respect of Argo Re, any applicable capital adequacy guidelines established by the BMA) we may not declare, pay or set aside for payment dividends. As a result, if payment of dividends would cause us to fail to comply with any applicable law, rule or regulation, we will not declare or pay a dividend, including dividends on our shares of Series A Preferred stock (the “preferred stock”) for such dividend period. In addition, the ability of our insurance subsidiaries to make distributions to us is limited by applicable insurance laws and regulations. These laws and regulations and the determinations by the regulators implementing them may significantly restrict such distributions, and, as a result, adversely affect our overall liquidity. The ability of our subsidiaries to make distributions to us may also be restricted by, among other things, other applicable laws and regulations and the terms of our bank loans and our subsidiaries’ bank loans. Refer to “Legal, Regulatory and Litigation Risks—Our insurance subsidiaries are subject to risk-based capital and solvency requirements in their respective regulatory domiciles and any failure to comply with these requirements may have a material adverse effect on our business” below and also “Item 1. Business―Regulation,” for additional details on restrictions on our ability to make distributions.
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
A.M. Best is a widely recognized insurance company rating agency and some policyholders are required to obtain insurance coverage from insurance companies that have an “A-” (Excellent) rating or higher from A.M. Best. In addition, certain of our credit facilities require that all significant insurance subsidiaries of Argo Group U.S. maintain an A.M. Best Financial Strength Rating of at least “B++”. FSR reflect the rating agency’s assessment of an insurer’s ability to meet its financial obligations to policyholders. All of our insurance companies have an FSR of “A-” (Excellent), with positive outlook, from A.M. Best. Argo Group U.S. insurance companies have an FSR of “A-” (Strong), with a stable outlook, from S&P. See “Item 1. Business—Ratings” for a detailed description of our ratings.
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
Our future acquisitions could involve a number of additional risks that we may not be able to identify during the due diligence process, such as potential losses from unanticipated litigation, levels of covered claims or other liabilities and exposures, an inability to generate sufficient investment income and other revenue to offset acquisition costs and financial exposures in the event that sellers breach their representations and warranties and/or are unable or unwilling to meet their indemnification, reinsurance and other contractual obligations to us. We cannot predict whether we will be able to identify and complete a future transaction on terms favorable to us. We cannot know if we will realize the anticipated benefits of a completed transaction or if there will be substantial unanticipated costs associated with such a transaction. In addition, strategic transactions may expose us to increased litigation risks. A future merger or acquisition may result in tax consequences at either or both the stockholder and Argo Group level, potentially dilutive issuances of our equity securities, the incurrence of additional debt and the recognition of potential impairment of intangible assets. Each of these factors could adversely affect our financial position.
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
Legal, Regulatory and Litigation Risks
The regulation and regulatory measures that would apply to Argo Group and its subsidiaries are discussed above under “Item 1. Business―Regulation.”
Legal and Regulatory Risk means the risk arising from our (1) failure to comply with statutory or regulatory obligations; (2) failure to comply with our Amended and Restated Bylaws; or (3) failure to comply with any contractual agreement.
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
Failure to comply with the capital requirement laws and regulations in any of the jurisdictions where we operate, including the U.S., the E.U., or Bermuda could result in remedial plans to rectify any capital level shortfalls that could require capital contributions and/or other actions, administrative actions and/or penalties imposed by a particular governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, harm to our reputation, or interruption of our operations, any of which could have a material and adverse impact on our business, financial position, results of operations, liquidity and cash flows. See “Item 1. Business—Regulation.”
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
As discussed above under “Item 1. Business―Regulation,” Argo Group and its various subsidiaries are considered to be an affiliated group for purposes of the BMA’s Group Supervision regime. This Group Supervision regime stipulates solvency margins, capital requirements and eligible capital requirements at the consolidated Argo Group level that may affect the calculation of similar solvency and capital requirements at the Argo Re level. The methodology for applying these solvency and capital requirements, particularly in regard to the eligibility, and classification of certain capital instruments within an affiliated group, is subject to ongoing refinement and interpretation by the BMA. The applicable rules and regulations for this regime, and the manner in which they will be applied to Argo Group, are subject to change, and it is not possible to predict the ultimate impact of future changes on Argo Group’s operations and financial condition.

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
Bermuda Subsidiaries
Argo Re is registered as a Class 4 Bermuda insurance company. As such, Argo Re subject to specific laws, rules and regulations promulgated by the Bermudian authorities according to the Insurance Act. Changes in Bermuda’s statutes, regulations and policies could result in restrictions on our ability to pursue our business plans, strategic objectives, execute our investment strategy and fulfill other stockholders’ obligations.
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
In recent years, the OECD, with the support of the G20, has developed proposals to address perceived base erosion and profit shifting (“BEPS”). BEPS refers to tax planning strategies that exploit gaps and mismatches in tax rules to artificially shift profits to locations with low or no tax and little or no economic activity, for the purpose of reducing a multinational group’s aggregate tax liability. In 2021, the OECD/G20 Inclusive Framework on BEPS published a statement updating and finalizing the key components of a “two pillar” plan for global tax reform, as agreed among a number of countries across the globe. Pillar I addresses tax nexus and the allocation of profits for tax purposes. Under Pillar II, a global minimum tax at the rate of 15% would be imposed on certain companies whose revenues exceed a threshold. EU member states have agreed to adopt the OECD’s minimum tax rules under the Pillar II Framework, which began going into effect in 2024. Several other countries, including Bermuda, have changed or are also considering changes to their tax laws to implement the OECD’s minimum tax proposal.
Under current Bermuda law, the Company does not pay any tax on income or profits in Bermuda. We have obtained from the Bermuda Minister of Finance, under The Exempted Undertakings Tax Protection Act 1966 of Bermuda, an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to our Bermuda subsidiaries, until March 31, 2035.
On December 15, 2023, the Bermuda government passed the CIT Act, which became fully operative with respect to the imposition of corporate income tax on January 1, 2025. Under the CIT Act, Bermuda corporate income tax will be chargeable in respect of fiscal years beginning on or after January 1, 2025, and will apply only to Bermuda entities and permanent establishments that are part of multinational enterprise (MNE) groups with EUR 750 million or more in annual revenues in at least two of the four fiscal years immediately preceding the fiscal year in question (a “Bermuda Constituent Entity Group”). Where corporate income tax is chargeable to a Bermuda Constituent Entity Group, the amount of corporate income tax chargeable for a fiscal year shall be (a) 15% of the net taxable income of the Bermuda Constituent Entity Group less (b) tax credits applicable to the Bermuda Constituent Entity Group under Part 4 of the CIT Act, or as prescribed.
The Bermuda Government announced in its Second Public Consultation that the new CIT Act tax regime would supersede existing Tax Assurance Certificates held by entities within the scope of the new Bermuda corporate income tax, such as those issued to us. Given the potential for the new Bermuda corporate income tax to supersede existing Tax Assurance Certificates, it is likely that the Company’s Bermuda Constituent Entity Group will be subject to Bermuda tax for tax years beginning on or after January 1, 2025.

The Company, a previously Bermuda domiciled entity, redomiciled to the United States during the period ending December 31, 2023 and will not be subject to the CIT Act. Additionally, Argo Re, a Bermuda domiciled entity, filed an Internal Revenue Code Section 953(d) election to treat the entity as a U.S. taxpayer. Any tax incurred by Argo Re in the United States via Internal Revenue Section 953(d) is expected to be fully creditable against the CIT Act. As a result, we do not anticipate the CIT Act to materially impact our aggregate tax liability and the effective tax rate.
Changes in U.S. tax law may have a material adverse effect on us or our stockholders.
The tax treatment of our company and its subsidiaries may be affected by future U.S. tax legislation. We cannot predict whether any particular proposed legislation will be enacted or, if enacted, what the specific provisions or the effective date of any such legislation would be, or whether it would have any effect on our company or its subsidiaries. No assurance can be provided that future legislative, administrative, or judicial developments will not result in an increase in the amount of U.S. tax payable by our company, its subsidiaries, or stockholders. Any such developments could have a material adverse effect on stockholders or our business, financial condition, and operating results.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy

We regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities and tests those systems pursuant to our cybersecurity policies, processes and practices. This includes scanning our internal network and infrastructure at least monthly to enhance security measures and conducting third-party vulnerability testing at minimum on an annual basis to better protect against external attacks. We also use security tools intended to protect our information systems from cybersecurity threats, and to help us identify, escalate, investigate, resolve and recover from security incidents in a timely manner.

In particular, our information security program and approach are based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST Framework”). The NIST Framework establishes core requirements related to information protection, processes and technologies. In addition, we maintain a Data Protection Framework and various policies, including Information Security Policy, Privacy Policy, and Records & Information Management Policy, to appropriately manage personal information necessary to operate our business and comply with applicable regulations. We also maintain a Third-Party Risk Management Program, including a Vendor Management Policy, which allows us to better oversee, monitor, identify and control certain risks related to the processing of personal information and customer information by our authorized third parties. This program includes categorizing vendor risk based upon the types of service being provided and types of data handled, performing risk assessments using proforma questionnaires, and undertaking reviews of Systems and Organization Controls (SOC) reports for critical vendor relationships.

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

As we have noted, increased adoption of AI technologies, especially Generative AI, may increase cybersecurity risks, so Argo Group has instituted an AI Policy specifically addressing such risks. Additionally, we have implemented additional technical controls to help safeguard against data loss to generative AI and have established a cross-functional AI Working Group, which meets on a periodic basis to ensure that the company remains abreast of any AI developments that may require changes to our security posture.

To date, we are not aware of risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, results of operations or financial condition. Refer to the risk factors under “Operational Risks” in Part I, Item 1A, “Risk Factors” for additional description of cybersecurity risks and potential related impacts on the Company.

Governance
Our Board oversees the Company’s risk management process, including on cybersecurity risks, directly and through committees to which the Board has delegated authority. The Company’s Audit & Risk Management Committee is responsible for overseeing our internal controls, including cybersecurity and data protection programs, and reviews the effectiveness of our financial reporting processes and internal controls, including data privacy, information technology security and control. Meetings of the Audit & Risk Management Committee often include discussions of specific risk areas, including, among others, those relating to cybersecurity. The Audit & Risk Management Committee also frequently discusses, in accordance with its duties and responsibilities as enumerated in its committee charter, the policies, guidelines and process by which management assesses and manages risks related to data protection and cybersecurity, including assessments of the overall threat landscape, steps management has taken to monitor or mitigate its risk exposure and related strategies and investments. Our Chief Information Officer and Chief Information Security Officer regularly reports on data protection and information technology security matters to the Audit & Risk Management Committee and to Argo senior management via Security Governance Council meetings.
As discussed above, our information security program and approach are based on the NIST Framework, and we have implemented cybersecurity policies, processes and practices designed to monitor and address cybersecurity threats and incidents. Our Chief Information Security Officer, under the guidance of the Chief Information Officer and in coordination with the Head of Risk, Head of Operations, and General Counsel, is responsible for leading the assessment and management of cybersecurity risks. Our Chief Information Security Officer holds the Certified Information Systems Security Professional (CISSP) designation, has over 20 years of experience working in information security, data protection and privacy, and regularly receives reports from our threat intelligence resources, in concert with enterprise risk, and legal departments, on cybersecurity threats and incidents.
In addition, plans have been authored to assist our security, legal, and finance functions in assessing and managing Argo’s material risks from cybersecurity threats, and we conduct tabletop exercises and training sessions at least annually to help ensure effectiveness of said plans. Additionally, we also utilize outside resources to assist and participate in the determination of materiality of incidents stemming from cybersecurity threats.
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
For further discussion of our leasing commitments as of December 31, 2024, please see Note 5, “Leases,” in the Notes to Consolidated Financial Statements.
Item 3. Legal Proceedings

Federal Securities Class Action
The Police & Fire Retirement System City of Detroit v. Argo Group International Holdings, Inc., et al., No. 22-cv-8971 (S.D.N.Y.)
On October 20, 2022, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers, alleging securities fraud violations under sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiff alleges that from February 13, 2018 through August 9, 2022, the defendants made false and misleading statements concerning the Company’s reserves and underwriting standards. On January 18, 2023, U.S. District Judge Lewis A. Kaplan granted the Police and Fire Retirement System City of Detroit and the Oklahoma Law Enforcement Retirement System’s joint motion for appointment as lead plaintiff. On March 27, 2023, lead plaintiffs filed an amended class action complaint. On May 26, 2023, the defendants moved to dismiss the amended class action complaint. On July 13, 2023, lead plaintiffs filed an opposition to such motion, after which defendants filed a reply on August 14, 2023. On December 12, 2024, the court granted defendants’ motion to dismiss. The period to appeal this decision expired on January 16, 2025, and accordingly, we consider this matter to be closed.

Bermuda Appraisal Petitions
In April 2023, appraisal petitions were filed in the Supreme Court of Bermuda relating to the acquisition of the Company by Brookfield Wealth Solutions Ltd. for $30.00 per share (the “Transaction Price”) that closed on November 16, 2023.
The petitions were filed by certain persons who were shareholders of the Company at such time pursuant to Section 106(6) of the Companies Act and are captioned Corbin Erisa Opportunity Fund, Ltd. v. Argo Group International Holdings, Ltd., Corbin Opportunity Fund, L.P. v. Argo Group International Holdings, Ltd., Fourworld Event Opportunities, LP v. Argo Group International Holdings, Ltd., Fourworld Global Opportunities Fund, Ltd. v. Argo Group International Holdings, Ltd., Fourworld Special Opportunities Fund, LLC v. Argo Group International Holdings, Ltd., and FW Deep Value Opportunities Fund I, LLC v. Argo Group International Holdings, Ltd.
Section 106(6) of the Companies Act permits a shareholder of a Bermuda company, such as the Company prior to the Company’s redomestication to the State of Delaware, to petition the Court for a determination of the fair value of the Company’s shares if they are not satisfied with the Transaction Price.
On January 3, 2024, the Company filed a summons to stay the appraisal action pending judgment of the Judicial Committee of the Privy Council in the matter captioned “In re matter of Jardine Strategy Holdings Limited Case No: Civ/2022/14-31.” Hearings were held on July 9, 2024 and July 18, 2024. On December 3, 2024, the Court denied the stay application. The Company intends to continue to defend this matter vigorously.

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
Item 4. Mine Safety Disclosure
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company is an indirect wholly-owned subsidiary of Brookfield Wealth Solutions Ltd. and accordingly, there is no established public trading market for its common equity securities. As of December 31, 2024, there is only one record holder of the Company’s common equity securities.
Our dividend policy is determined by our Board and depends, among other factors, upon our earnings, operations, financial condition, capital requirements and general business outlook at the time the policy is considered. The declaration and payment of future dividends will be at the discretion of our Board and will depend upon these aforementioned factors.
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
Merger
On February 8, 2023, we entered into the Merger Agreement with Brookfield Wealth Solutions Ltd. and Merger Sub, a wholly-owned subsidiary of Brookfield Wealth Solutions Ltd. The Merger Agreement provides for the merger of the Merger Sub with and into us, which we refer to as the “Merger,” with us surviving the Merger as an indirect wholly-owned subsidiary of Brookfield Wealth Solutions Ltd.
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
As a result, the following discussion regarding the results of operations of the Successor Company will be for the year ended December 31, 2024. The Successor Company will not be compared to previous periods due to the new basis of accounting it was created on, nor will it be compared to the period November 16, 2023 through December 31, 2023 (Successor) as these periods represent a full year versus forty-five days of operations, respectively.
Refer to Note 1, “Business and Significant Accounting Policies” within the Consolidated Financial Statements for additional information regarding the Merger.
For discussion of our results of operations and changes in financial conditions for the period January 1, 2023 through November 15, 2023 (Predecessor) compared to year ended December 31, 2022 and discussion for our results of operations for the period November 16, 2023 through December 31, 2023 (Successor) refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Merger with AGIH Merger Sub, Inc.
On September 25, 2024, the Company and AGIH Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“AGIH Merger Sub”), entered into an Agreement and Plan of Merger, pursuant to which, among other things, AGIH Merger Sub merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger with AGIH Merger Sub, Inc.”). The purpose of the Merger with AGIH Merger Sub, Inc., was to reduce the Company’s annual franchise taxes in the State of Delaware by reducing the number of authorized shares of the Company’s common stock and preferred stock. In connection with the consummation of the Merger with AGIH Merger Sub, Inc., the number of authorized shares of the Company’s common stock decreased from 2,000,000,000 to 1,000, each share of the Company’s common stock, par value $1.00 per share, of the Company was converted into and became one hundred millionth (1/100,000,000) of a validly issued, fully paid, and non-assessable share of common stock, par value $0.01 per share, of the Company, and the number of authorized shares of the Company’s preferred stock decreased from 30,000,000 to 10,000.
Forward-Looking Statements
This report includes forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “expect,” “intend,” “plan,” “believe,” “do not believe,” “aim,” “project,” “anticipate,” “seek,” “will,” “likely,” “assume,” “estimate,” “may,” “continue,” “guidance,” “growth,” “objective,” “remain optimistic,” “improve,” “progress,” “path toward,” “outlook,” “trends,” “future,” “could,” “would,” “should,” “target,” “on track” and similar expressions of a future or forward-looking nature.

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
Consolidated Results of Operations (Successor)
For the year ended December 31, 2024, we reported net loss attributable to holder of common stock of $158.6 million.
The following is a comparison of selected data from our results of operations for the relevant periods:

	Successor
(in millions)	For the Year Ended	Period from
	December 31, 2024	November 16, 2023 through December 31, 2023
Net earned premiums	$1,089.8	$162.3
Net investment income	249.8	28.6
Net investment and other gains (losses)	20.0	(0.3)
Total consolidated revenues	1,359.6	190.6
Income (loss) before income taxes	(190.3)	2.2
Income tax provision (benefit)	(42.2)	1.3
Net income (loss)	$(148.1)	$0.9
Net Earned Premiums
Consolidated net earned premiums were $1,089.8 million for the year ended December 31, 2024. The majority of net earned premiums came from our Casualty segment, with a portion coming from the Specialty segment due to a significant portion of our Specialty business being from Fronting programs.
Our gross written and earned premiums are further discussed by reporting segment below under the heading “Segment Results.”
Net Investment Income
Consolidated net investment income was $249.8 million for the year ended December 31, 2024, primarily driven by $69.0 million of accretion income from the application of purchase accounting to fixed maturities and short-term investments. Additionally, a change in investment manager and investment strategy, including increased allocations to mortgage and private loan asset classes, further contributed to increased yield in the portfolio. Additionally, the Company acquired equity securities and other investments following a shift in our investment strategy under our new investment manager.
Total invested assets were $4,094.8 million compared to $3,481.2 million at December 31, 2024 and December 31, 2023, respectively. The $613.6 million increase was primarily due to a $300.0 million capital contribution from Brookfield Wealth Solutions Ltd. in the fourth quarter of 2024, resulting in a rise in private loans.
Net Investment and Other Gains and Losses
Consolidated net investment and other gains (losses) was $20.0 million for the year ended December 31, 2024, primarily driven by net realized gains on fixed maturities and equity securities of $9.5 million and $16.7 million, respectively, offset partially by credit losses on our private loan investments. Net realized gains from the sale of fixed maturities were the result of purchase accounting adjusted book values. Equity securities gains were driven by a holding gain on a single real estate joint venture investment.

Losses and Loss Adjustment Expense
Consolidated losses and loss adjustment expenses were $1,018.3 million for the year ended December 31, 2024.
The consolidated loss ratio was 93.4% for the year ended December 31, 2024. Net unfavorable prior year development, primarily driven by higher-than-expected loss experience in our Run-off and Casualty Lines, contributed 23.4 percentage points to our loss ratio.
Catastrophe losses of $27.2 million (2.5 percentage points) for the year ended December 31, 2024, were attributable to U.S. storms.
The following table summarizes the above referenced prior-year loss reserve development for the year ended December 31, 2024 with respect to net loss reserves by segment carried as of December 31, 2023. The net unfavorable prior-year reserve development of $254.9 million is made up of unfavorable prior year reserves development of $87.7 million in Casualty Lines, $3.1 million in Specialty Lines and $164.1 million in Run-off Lines. Our losses and loss adjustment expenses, including the prior-year loss reserve development shown in the following table, are further discussed by reporting segment under the heading “Segment Results” below.

(in millions)	Net Reserves 2023	Net Reserve Development (Favorable)/ Unfavorable	Percent of 2023 Net Reserves
Casualty Lines	$1,097.3	$87.7	8.0%
Specialty Lines	334.8	3.1	0.9%
Run-off Lines	1,315.0	164.1	12.5%
Total	$2,747.1	$254.9	9.3%
In determining appropriate reserve levels for the year ended December 31, 2024, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for loss and loss adjustment expenses and record our best estimate. Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data. While prior accident years’ net reserves for losses and loss adjustment expenses for some lines of business have developed favorably in recent years, this does not imply that more recent accident years’ reserves also will develop favorably; pricing, reinsurance costs, legal environment, general economic conditions including changes in inflation and many other factors impact our ultimate loss estimates.
Consolidated gross reserves for losses and loss adjustment expenses were $5,798.6 million at December 31, 2024 as compared to $5,544.5 million at December 31, 2023. The increase was primarily driven by net unfavorable prior-year reserve development during compared to year ended 2023. Management has recorded its best estimate of loss reserves at each date based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.
Underwriting, Acquisition and General Expenses
Consolidated underwriting, acquisition and general expenses were $477.0 million for the year ended December 31, 2024.
The consolidated expense ratio was 43.8% for the year ended December 31, 2024, which includes amortization expense of value of business acquired (“VOBA”) and other intangible assets.
Income Tax Provision
The consolidated income tax provision represents the income tax expense or benefit associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the consolidated provision for income taxes represents taxes on net income for our Ireland, Italy, U.K. and U.S. operations. The consolidated benefit for income taxes was $42.2 million for the year ended December 31, 2024. The consolidated effective tax rate was 22.2% for the year ended December 31, 2024, which was primarily aligned with statutory tax rates.

Consolidated Results of Operations (Predecessor)
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
The following is a comparison of selected data from our results of operations, as well as book value per share of common stock, for the relevant periods:

	Predecessor
	Period from	For the Year Ended
(in millions)	January 1, 2023 through November 15, 2023	December 31, 2022
Gross written premiums	$1,948.4	$2,848.1
Net earned premiums	$1,225.9	$1,740.4
Net investment income	121.3	129.8
Net investment and other gains (losses):
Net realized investment and other gains (losses)	(20.4)	(115.9)
Change in fair value recognized	(0.2)	3.1
Change in allowance for credit losses on fixed maturity securities	(2.1)	(2.5)
Total net investment and other gains (losses)	(22.7)	(115.3)
Total revenue	$1,324.5	$1,754.9
Income (loss) before income taxes	$(210.1)	$(183.2)
Income tax provision (benefit)	0.3	(8.0)
Net income (loss)	$(210.4)	$(175.2)
Less: Dividends on preferred shares	10.5	10.5
Net income (loss) attributable to common stockholders	$(220.9)	$(185.7)

GAAP ratios:
Loss ratio	85.1%	67.0%
Expense ratio	34.2%	38.6%
Combined ratio	119.3%	105.6%
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

Gross Written and Net Earned Premiums
Consolidated gross written and net earned premiums by our four primary insurance lines were as follows:

	Predecessor
	Period from		For the Year Ended
	January 1, 2023 through November 15, 2023		December 31, 2022
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$333.4	$158.8	$405.0	$231.6
Liability (1)	1,000.1	632.4	1,302.0	702.3
Professional	352.8	258.9	619.0	443.9
Specialty	262.1	175.8	522.1	362.6
Total	$1,948.4	$1,225.9	$2,848.1	$1,740.4
(1) Ceded premium in 2022 of $121.0 million for the U.S. LPT has been included in the Liability line to align with the majority of the subject reserves covered under the agreement.
Gross written premiums decreased $899.7 million, or 31.6%, for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to the year ended December 31, 2022. The decrease in gross written premiums is primarily attributable to the sale of Argo Underwriting Agency Limited (“AUA”), Argo Seguros, and AGSE as well as businesses we have exited. Additionally, there were reductions in gross written premium in our U.S. operations primarily due to proactive actions taken in certain lines to prioritize improving profitability, partially offset by growth in several other businesses. Remaining decrease is attributable to the shortened Predecessor period.
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
Net Investment and Other Gains and Losses
Consolidated net investment and other losses decreased $92.6 million for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to the year ended December 31, 2022. Consolidated net realized investment losses of $22.7 million for the period January 1, 2023 through November 15, 2023 (Predecessor), were primarily driven from the sale of AUA, which included $20.3 million of pre-tax realized losses that were previously recognized in accumulated other comprehensive income, resulting in no impact to total stockholders’ equity from this reclassification. The remaining decrease was driven by the transactions during the year ended December 31, 2022, which included consolidated net realized investment losses related to the sale of Argo Seguros and AGSE, of which $31.8 million related to historical foreign currency translation losses which were previously recognized in accumulated other comprehensive income, resulting in no impact to total stockholders’ equity from this reclassification. The Company also recognized $37.6 million of realized losses from the sale of assets transferred to Enstar as part of the U.S. LPT transaction, of which $34.2 million was an impairment recognizing losses that were previously included in accumulated other comprehensive income.

Losses and Loss Adjustment Expense
Consolidated losses and loss adjustment expenses decreased $123.7 million, or 10.6%, for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to the year ended December 31, 2022. The consolidated loss ratio was 85.1% for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to 67.0% for the year ended December 31, 2022. The increase in the loss ratio was driven by an increase in net unfavorable prior year development for the period January 1, 2023 through November 15, 2023 (Predecessor) as compared to 2022 (18.2 percentage points). Catastrophe losses of $28.6 million for the period January 1, 2023 through November 15, 2023 (Predecessor), were attributable to Hawaii wildfires, Tropical Storm Ophelia, Hurricane Idalia, and other U.S. storms. Catastrophe losses of $44.0 million for the year ended December 31, 2022 were attributable to Hurricane Ian, Winter Storm Elliott, the Ukraine/Russia conflict, and other small events.
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
Underwriting, Acquisition and General Expenses
Consolidated underwriting, acquisition and general expenses decreased $251.7 million, or 37.5%, for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to the year ended December 31, 2022.
The consolidated expense ratio decreased 4.4% to 34.2% for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to 38.6% the year ended December 31, 2022. This decrease is primarily driven by the change in business mix resulting from the sale of AUA, Argo Seguros and our Malta operations.
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
Non-operating expenses were $41.1 million for the period January 1, 2023 through November 15, 2023 (Predecessor) and $51.5 million for the year ended December 31, 2022.
For the period January 1, 2023 through November 15, 2023 (Predecessor), our non-operating expenses consisted primarily of advisory and legal fees related to the Merger of the Company with Brookfield Reinsurance. For the year ended December 31, 2022, our non-operating expenses consisted primarily of advisory fees driven by the exploration of the Company’s strategic alternatives announced in the second quarter of 2022 and the contested proxy process.
Interest Expense
Consolidated interest expense increased $3.0 million, or 11.2%, to $29.8 million for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to the year ended December 31, 2022. The year-over-year increase was primarily attributable to higher short-term interest rates in 2023.
Foreign Currency Exchange Gain (Loss)
Consolidated foreign currency exchange loss was $1.8 million for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to a $5.0 million foreign currency exchange gain the year ended December 31, 2022. The changes in the foreign currency exchange gains were due to fluctuations of the U.S. Dollar, on a weighted average basis, against the Canadian Dollar, Euro and the British Pound as well as disposal of several businesses transacting in foreign currencies.

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
Segment Results
As a result of the Company’s merger with Brookfield Wealth Solutions Ltd, and overall strategic assessment of the business, the Company changed its internal segments in a manner that caused the composition of its reporting segments to change in the fourth quarter of 2024. The Company’s reporting segments were realigned to three reportable segments—Casualty Lines, Specialty Lines, and Run-off Lines. The Company has recast all applicable Successor periods for comparability.
For additional segment information, refer to Note 15, “Segment Information” in the Notes to the Consolidated Financial Statements.
Casualty Lines
The following table summarizes the results of operations for the Casualty Lines segment:

	Successor
	For the Year Ended	Period from
(in millions)	December 31, 2024	November 16, 2023 through December 31, 2023
Net earned premiums	$546.1	$66.5
Net investment income	112.4	10.1
Total segment revenues	658.5	76.6
Less:
Losses and loss adjustment expenses	432.2	42.1
Underwriting, acquisition and general expenses	145.5	15.2
Other segment items (1)	17.2	1.3
Segment operating income (loss)	$63.6	$18.0
(1) Includes interest expense and fee and other expense (income), net.

Net Earned Premiums
Net earned premiums were $546.1 million for the year ended December 31, 2024. Premiums were primarily attributable to our casualty, construction, environmental, Rockwood and Bermuda businesses. Casualty experienced a favorable rate environment in all businesses except for Rockwood.
Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses were $432.2 million for the year ended December 31, 2024.
The loss ratio for the year ended December 31, 2024 was 79.1%. Net unfavorable prior year development, primarily driven by the recognition of higher-than-expected loss experience, mainly in our construction line of business, along with updates to the expectations for future loss experience and development for Bermuda Casualty, contributed 16.1% percentage points to our loss ratio.
Underwriting, Acquisition and General Expenses
Underwriting, acquisition and general expenses were $145.5 million for the year ended December 31, 2024. The expense ratio was 26.7% for the same period.
Specialty Lines
The following table summarizes the results of operations for the Specialty Lines segment:

	Successor
	For the Year Ended	Period from
(in millions)	December 31, 2024	November 16, 2023 through December 31, 2023
Net earned premiums	$257.8	$33.2
Net investment income	17.5	5.2
Total segment revenues	275.3	38.4
Less:
Losses and loss adjustment expenses	165.7	19.5
Underwriting, acquisition and general expenses	66.2	9.5
Other segment items (1)	2.7	0.6
Segment operating income (loss)	$40.7	$8.8
(1) Includes interest expense and fee and other expense (income), net.
Net Earned Premiums
Net earned premiums were $257.8 million for the year ended December 31, 2024. Premiums were primarily attributable to our property, garage, inland marine, and programs. Garage and inland marine benefited from a single-digit rate increase environment while Bermuda Property experienced single-digit declines.
Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses were $165.7 million for the year ended December 31, 2024. The loss ratio for the year ended December 31, 2024 was 64.3% and included 10.6 percentage points from catastrophe losses which were primarily attributable to U.S storms.
Underwriting, Acquisition and General Expenses
Underwriting, acquisition and general expenses were $66.2 million for the year ended December 31, 2024. The expense ratio was 25.7% for the year ended December 31, 2024.

Run-off Lines
The following table summarizes the results of operations for the Run-off Lines segment:

	Successor
	For the Year Ended	Period from
(in millions)	December 31, 2024	November 16, 2023 through December 31, 2023
Net earned premiums	$285.9	$62.6
Net investment income	119.9	13.3
Total segment revenues	405.8	75.9
Less:
Losses and loss adjustment expenses	420.4	32.6
Underwriting, acquisition and general expenses	91.0	13.2
Other segment items (1)	18.1	1.4
Segment operating income (loss)	$(123.7)	$28.7
(1) Includes interest expense and fee and other expense (income), net.
Net Earned Premiums
Net earned premiums were $285.9 million for the year ended December 31, 2024. Premiums were primarily from professional lines, surety and public entity business.
Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses were $420.4 million for the year ended December 31, 2024.
The loss ratio for the year ended December 31, 2024 was 147.0%. Net unfavorable prior year development, primarily driven by the recognition of higher-than-expected loss experience, including U.S. and Bermuda professional lines, Trident, and assumed business from our former Malta operations sold in 2022, along with updates to the expectations for future loss experience and developments, contributed 57.4% percentage points to our loss ratio.
Underwriting, Acquisition and General Expenses
Underwriting, acquisition and general expenses were $91.0 million for the year ended December 31, 2024. The expense ratio was 31.9% for the same period.

U.S. Operations
The following table summarizes the results of operations for the U.S. Operations segment:

	Predecessor
	Period from	For the Year Ended
(in millions)	January 1, 2023 through November 15, 2023	December 31, 2022
Gross written premiums	$1,578.8	$1,940.6
Net earned premiums	$1,101.6	$1,209.0
Losses and loss adjustment expenses	935.1	870.1
Underwriting, acquisition and general expenses	369.6	432.8
Underwriting income (loss) (non-GAAP)	(203.1)	(93.9)
Net investment income	99.9	88.4
Interest expense	24.5	17.5
Fee and other expense (income), net	(0.2)	(0.1)
Income (loss) before income taxes	$(127.5)	$(22.9)

GAAP ratios:
Loss ratio	84.9%	72.0%
Expense ratio	33.5%	35.8%
Combined ratio	118.4%	107.8%
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

Gross Written and Net Earned Premiums
Gross written and net earned premiums by our four primary insurance lines were as follows:

	Predecessor
	Period from		For the Year Ended
	January 1, 2023 through November 15, 2023		December 31, 2022
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$208.9	$123.8	$214.3	$148.8
Liability (1)	898.3	602.0	1,073.7	576.7
Professional	279.5	227.2	410.5	310.0
Specialty	192.1	148.6	242.1	173.5
Total	$1,578.8	$1,101.6	$1,940.6	$1,209.0
(1) In 2022, ceded premium of $121.0 million for the U.S. LPT has been included in the Liability line to align with the majority of the subject reserves covered under the agreement.
Property
Gross written premiums for property decreased $5.4 million, or 2.5%, for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to the year ended December 31, 2022 primarily as a result of the shortened Predecessor period as compared to a full year of results in 2022. The decrease in net earned premiums for the period January 1, 2023 through November 15, 2023 (Predecessor), compared to the year ended December 31, 2022 was mainly attributed to the shortened Predecessor period coupled with the sale of the contract binding and excess and surplus property businesses in 2021 partially offset by growth in the inland marine business.
Liability
Gross written premiums for liability decreased $175.4 million, or 16.3%, for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to the year ended December 31, 2022. The decrease was mainly from reductions in the construction business unit and delegated authority programs, partially offset by growth in environmental, casualty, and workers’ compensation lines. Net earned premiums increased for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to the year ended December 31, 2022. The increase was primarily due to ceded premium of $121.0 million for the U.S. LPT during the fourth quarter of 2022.
Professional
Gross written premiums for professional lines decreased $131.0 million, or 31.9%, for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to the year ended December 31, 2022. The primary decrease is due to lower production in management liability and errors and omission lines, and delegated authority programs, as well as increased competition. The decrease in net earned premium for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to the year ended December 31, 2022, was also due to the reduced production from the lines noted above.
Specialty
Gross written premiums decreased $50.0 million or 20.7%, for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to the year ended December 31, 2022. The decrease was driven by surety, partially offset by an increase in fronted programs. The decrease in net earned premiums for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to the year ended December 31, 2022, was primarily a result of the shortened Predecessor period coupled with a decrease in surety lines, partially offset by an increase in delegated authority programs.
Loss and Loss Adjustment Expenses
Loss and loss adjustment expenses were $935.1 million and $870.1 million for the period January 1, 2023 through November 15, 2023 (Predecessor), and year ended December 31, 2022, respectively. The loss ratios for the period January 1, 2023 through November 15, 2023 (Predecessor), and year ended December 31, 2022, were 84.9% and 72.0%, respectively. The higher loss ratio in 2023 was driven by increased net unfavorable prior-year reserve development versus 2022 (17.1 percentage points increase), an increase in catastrophe losses (0.7 percentage point increase), partially offset by a decrease in the current accident year non-catastrophe loss ratio (4.9 percentage point decrease).

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
Net unfavorable prior-year reserve development included in the income statement, for the period January 1, 2023 through November 15, 2023 (Predecessor), was $246.3 million (22.4 percentage points). The net unfavorable prior-year reserve development for the period January 1, 2023 through November 15, 2023 (Predecessor), primarily related to liability lines and professional lines partially offset by favorable development in specialty lines. The liability lines movement was driven by actual losses greater than expected, including the impact of large claims, and was largely due to business we have exited. The unfavorable liability lines development from ongoing businesses was driven by accident years 2020 and prior with the biggest movements in our Environmental and delegated authority programs businesses. The professional lines movement was driven by large management liability claims primarily impacting accident years 2019 through 2021 and errors and omissions business driven by actual losses greater than expected primarily impacting accident years 2020 and 2021.
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
Underwriting, Acquisition and General Expenses
Underwriting, acquisition and general expenses were $369.6 million for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to $432.8 million for the year ended December 31, 2022. The expense ratio decreased to 33.5% for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to 35.8% for the year ended December 31, 2022. The improvement in the ratio was mainly due to the decrease in expenses outpacing the decrease in net earned premium.

International Operations
The following table summarizes the results of operations for the International Operations segment:

	Predecessor
	Period from	For the Year Ended
(in millions)	January 1, 2023 through November 15, 2023	December 31, 2022
Gross written premiums	$369.4	$906.7
Net earned premiums	$124.0	$530.5
Losses and loss adjustment expenses	105.5	293.9
Underwriting, acquisition and general expenses	26.0	205.3
Underwriting income (loss) (non-GAAP)	(7.5)	31.3
Net investment income	18.7	39.1
Interest expense	4.6	7.8
Fee and other expense (income), net	(0.1)	(1.2)
Income (loss) before income taxes	$6.7	$63.8

GAAP ratios:
Loss ratio	85.1%	55.4%
Expense ratio	20.9%	38.7%
Combined ratio	106.0%	94.1%
Gross Written and Net Earned Premiums
Gross written and net earned premiums by our four primary insurance lines were as follows:

	Predecessor
	Period from		For the Year Ended
	January 1, 2023 through November 15, 2023		December 31, 2022
(in millions)	Gross Written	Net Earned	Gross Written	Net Earned
Property	$124.3	$34.7	$190.7	$82.8
Liability	101.8	30.3	227.5	124.7
Professional	73.3	31.7	208.5	133.9
Specialty	70.0	27.3	280.0	189.1
Total	$369.4	$124.0	$906.7	$530.5
Property
Gross written premiums for property decreased $66.4 million, or 34.8%, for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to the year ended December 31, 2022. The decrease in gross written premiums was primarily due to the sale of AUA, which was partially offset by growth in our Bermuda operations which was driven mainly by favorable rate increases. Net earned premiums for property decreased for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to the year ended December 31, 2022, mainly driven by the sale of AUA.
Liability
Gross written premiums for liability decreased $125.7 million, or 55.3%, for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to the year ended December 31, 2022. The reduction in gross written premiums was primarily due to the sales of AUA and Argo Seguros which were partially offset by growth in Bermuda as a result of favorable rate increases and new business. Net earned premiums decreased for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to the year ended December 31, 2022 for the aforementioned sales of AUA and Argo Seguros.

Professional
Gross written premiums for professional lines decreased $135.2 million, or 64.8%, for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to the year ended December 31, 2022. The decrease in gross written premiums was primarily driven by the sale of AUA. The decrease in net earned premiums for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to the year ended December 31, 2022 was mainly due to the aforementioned reason.
Specialty
Gross written premiums decreased $210.0 million, or 75.0%, for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to the year ended December 31, 2022. The decrease in gross written premiums was primarily driven by the sales of AUA and Argo Seguros. The decrease in net earned premiums for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to the year ended December 31, 2022 was mainly driven by the sales of AUA and Argos Seguros.
Loss and Loss Adjustment Expenses
Loss and loss adjustment expenses were $105.5 million and $293.9 million for the period January 1, 2023 through November 15, 2023 (Predecessor), and year ended December 31, 2022, respectively. The loss ratios for the period January 1, 2023 through November 15, 2023 (Predecessor), and year ended December 31, 2022, were 85.1% and 55.4%, respectively. The increase in the loss ratio was driven by net unfavorable prior-year reserve development in 2023 versus net favorable prior-year reserve development in 2022 (17.8 percentage point increase), an increase in the current accident year non-catastrophe loss ratio (10.9 percentage point increase), and an increase in catastrophe losses (1.0 percentage point increase).
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
Underwriting, Acquisition and General Expenses
Underwriting, acquisition and general expenses decreased to $26.0 million for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to $205.3 million for the year ended December 31, 2022. The expense ratio decreased to 20.9% for the period January 1, 2023 through November 15, 2023 (Predecessor), as compared to 38.7% for the year ended December 31, 2022. The acquisition expense amount and ratio decrease are driven by the sale of AUA as well as reduced expenses incurred from business lines we have exited.

Run-off Lines
The following table summarizes the results of operations for the Run-off Lines segment:

	Predecessor
	Period from	For the Year Ended
(in millions)	January 1, 2023 through November 15, 2023	December 31, 2022
Net earned premiums	$0.3	$0.9
Losses and loss adjustment expenses	2.6	2.9
Underwriting, acquisition and general expenses	0.9	1.6
Underwriting income (loss)	(3.2)	(3.6)
Net investment income	2.7	2.3
Interest expense	0.7	0.5
(Loss) income before income taxes	$(1.2)	$(1.8)
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

	Predecessor
	Period from		For the Years Ended December 31,
	January 1, 2023 through November 15, 2023		2022
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$65.5	$55.9	$63.8	$54.6
Incurred losses	12.2	7.3	13.2	10.5
Losses paid	(17.5)	(11.7)	(11.5)	(9.2)
Loss reserves - asbestos and environmental, end of period	60.2	51.5	65.5	55.9
Risk-management reserves	137.4	86.1	144.6	91.5
Run-off reinsurance reserves	0.4	0.4	0.4	0.4
Other run-off lines	6.7	6.6	22.6	15.5
Total loss reserves - Run-off Lines	$204.7	$144.6	$233.1	$163.3

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
The following table represents the components of gross loss reserves for the Run-off Lines:

Predecessor
For the Year Ended
(in millions)	December 31, 2022
Asbestos:
Direct
Case reserves	$3.2
Unallocated loss adjustment expense	0.5
Incurred but not reported	17.4
Total direct written reserves	21.1
Assumed domestic
Case reserves	6.8
Unallocated loss adjustment expense	0.8
Incurred but not reported	13.0
Total assumed domestic reserves	20.6
Assumed London
Case reserves	2.4
Incurred but not reported	2.6
Total assumed London reserves	5.0
Total asbestos reserves	46.7
Environmental reserves	18.8
Risk-management reserves	144.6
Run-off reinsurance reserves	0.4
Other run-off lines	22.6
Total loss reserves - Run-off Lines	$233.1
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
Liquidity and Capital Resources
Our insurance and reinsurance subsidiaries require liquidity and adequate capital to meet ongoing obligations to policyholders and claimants and fund operating expenses. For the year ended December 31, 2024, the cash flow used in operations was $144.7 million. We believe our liquidity generated from operations and, if required, from our investment portfolio, will be sufficient to meet our future obligations. We believe we have access to various sources of liquidity including cash, investments and the ability to borrow under our revolving credit facility.
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
Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the year ended December 31, 2024, cash used in operating activities was $144.7 million. Net cash used in operating activities in 2024 was primarily driven by the reinsurance payments and recoveries, claim payments and premium cash receipts. The change in premium is a result of a strategic reassessment of our various lines of business. For the period November 16, 2023 through December 31, 2023 (Successor) and January 1, 2023 through November 15, 2023 (Predecessor), cash provided by operating activities was $16.9 million and $293.7 million, respectively.
For the year ended December 31, 2024 net cash used in investing activities was $192.0 million. Net cash used in investing activities in 2024 was primarily driven by purchases of short-term investments, private loan investments, mortgage loans, and other investments offset by net proceeds from fixed maturities investments. For the period November 16, 2023 through December 31, 2023 (Successor), net cash provided by investing activities was $61.8 million. For the period January 1, 2023 through November 15, 2023 (Predecessor), net cash used in investing activities was $359.7 million.
For the year ended December 31, 2024, net cash provided by financing activities was $189.5 million. Net cash provided by financing activities in 2024 was primarily driven by the issuance of our common shares to Brookfield Wealth Solutions Ltd. There was no financing activities for the period November 16, 2023 through December 31, 2023 (Successor). For the period January 1, 2023 through November 15, 2023 (Predecessor), net cash used in financing was $9.5 million.

We invest excess cash in a variety of investment securities. As of December 31, 2024, our investment portfolio consisted of 50.5% fixed maturities, 5.1% mortgage loans, 14.0% private loans, 10.1% equity securities, 14.1% other investments and 6.2% short-term investments (based on fair value) compared to 74.3% fixed maturities, 4.2% mortgage loans, 0.3% equity securities, 8.9% other investments and 12.3% short-term investments as of December 31, 2023. We classify the majority of our investment portfolio as available-for-sale; resulting in these investments being reported at fair market value with unrealized gains and losses, net of tax, being reported as a component of stockholders’ equity. At December 31, 2024, no investments were designated as trading.
Reinsurance and Collateral Held by Argo Group
We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position. Increases in the costs of this program, or the failure of our reinsurers to meet their obligations in a timely fashion, may have a negative impact on liquidity.
Under certain insurance programs (i.e., large deductible programs and surety bonds) and various reinsurance agreements, collateral and letters of credit (“LOCs”) are held for our benefit to secure performance of insureds and reinsurers in meeting their obligations. At December 31, 2024, the amount of such collateral and LOCs held under insurance and reinsurance agreements was $698.9 million and $1,157.9 million respectively. Collateral can also be provided in the form of trust accounts. As we are the beneficiary of these trust accounts only to secure future performance, these amounts are not reflected in our Consolidated Balance Sheets. Collateral provided by an insured or reinsurer may exceed or fall below the amount of their total outstanding obligation.
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
Argo Re is the primary direct subsidiary of Argo Group International Holdings, Inc. and is subject to Bermuda insurance laws. Argo Ireland is indirectly owned by Argo Re and is a mid-level holding company subject to Irish laws, and its primary subsidiary is Argo Group U.S. Argo Group U.S. is a mid-level holding company subject to Delaware laws. Argo Group U.S. is the parent of all of our U.S. insurance subsidiaries.
The payment of dividends by Argo Re is limited under Bermuda insurance laws which require Argo Re to maintain certain measures of solvency and liquidity. As of December 31, 2024, the statutory capital and surplus of Argo Re was $1,513.6 million, and the amount required to be maintained was $100.0 million, thereby allowing Argo Re the potential to pay dividends or capital distributions within the parameters of the solvency and liquidity margins. We believe that the dividend and capital distribution capacity of Argo Re will provide us with sufficient liquidity to meet the operating and debt service commitments, as well as other obligations.
During 2024, Argo Group International Holdings, Inc. received a dividend of $30.0 million from Argo Re, Argo Re received a dividend of $10.6 million from Argo International Holdings Limited (“AIH”).
During 2025, Argo Group U.S. may be permitted to receive dividends from Argonaut up to $149.8 million without prior approval from the Nebraska Department of Insurance. Argo Group U.S. is permitted to receive dividends from Rockwood of up to $18.9 million, subject to prior approval from the Pennsylvania Department of Insurance. Effective November 26, 2025—two years following the merger with Brookfield Wealth Solutions Ltd.—Rockwood’s dividends will not be subject to this prior approval. Business and regulatory considerations may impact the amount of dividends actually paid and prior approval of dividend payments may be required.

Revolving Credit Facility and Term Loan
On November 2, 2018, each of Argo Group, Argo Group U.S., AIH, and AUA, collectively (the “Borrowers”) entered into a $325 million credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement includes a one-time borrowing of $125 million for a term loan (the “Term Loan”), and a $200 million revolving credit facility. The Company used most of the net proceeds from the Preferred Stock Offering (as defined in Note 10, “Stockholders’ Equity” of Argo Group’s 2022 Form 10-K) to pay off the Term Loan in September 2020. The Credit Agreement was subsequently amended to increase the revolving credit facility amount to $220 million, and to provide the removal of AIH and AUA as Borrowers upon the sale of AIH and AUA, which occurred on February 2, 2023.
During July 2023, the Credit Agreement was amended to permit the acquisition of Argo Group by Brookfield Wealth Solutions Ltd. pursuant to the Merger Agreement and extend the maturity date of certain commitments under the revolving credit facility from November 2, 2023 to November 2, 2024. The Credit Agreement decreased from $220 million to $200 million effective November 2, 2023.
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

A summary of our outstanding junior subordinated debentures at December 31, 2024 is presented below:

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at December 31, 2024	Par Amount
Argo Group
5/15/2003	PXRE Capital Statutory Trust II	5/15/2033	3M SOFR + TSA + 4.10%	8.89%	$18.0
11/6/2003	PXRE Capital Trust VI	9/30/2033	3M SOFR + TSA + 3.90%	8.49%	10.3
Argo Group U.S.
5/15/2003	Argonaut Group Statutory Trust I	5/15/2033	3M SOFR + TSA + 4.10%	8.89%	15.5
12/16/2003	Argonaut Group Statutory Trust III	1/8/2034	3M SOFR + TSA + 4.10%	9.02%	12.3
4/29/2004	Argonaut Group Statutory Trust IV	4/29/2034	3M SOFR + TSA + 3.85%	8.64%	13.4
5/26/2004	Argonaut Group Statutory Trust V	5/24/2034	3M SOFR + TSA + 3.85%	8.63%	12.4
5/12/2004	Argonaut Group Statutory Trust VI	6/17/2034	3M SOFR + TSA + 3.80%	8.41%	13.4
9/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M SOFR + TSA + 3.60%	8.22%	15.5
9/22/2004	Argonaut Group Statutory Trust VIII	9/22/2034	3M SOFR + TSA + 3.55%	8.15%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M SOFR + TSA + 3.60%	8.22%	15.5
9/15/2005	Argonaut Group Statutory Trust X	9/15/2035	3M SOFR + TSA + 3.40%	8.02%	30.9
	Less: fair value adjustment				(10.7)
	Total Outstanding				$162.0
Subordinated Debentures
Unsecured junior subordinated debentures with a principal balance of $91.8 million were assumed through a previous acquisition (“the acquired debt”). The acquired debt is carried on our Consolidated Balance Sheets at $81.2 million, which represents the debt’s fair value at the Merger Date plus accumulated accretion of discount to par value, as required by accounting for business combinations under ASC 805. At December 31, 2024, the acquired debt was eligible for redemption at par. Interest accrues on the acquired debt based on a variable rate, which is reset quarterly. Interest payments are payable quarterly. A summary of the terms of the acquired debt outstanding at December 31, 2024 is presented below:

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2024	Principal at December 31, 2024	Carrying Value at December 31, 2024
9/13/2007	9/15/2037	3M SOFR + TSA + 3.15%	7.77%	$91.8	$81.2
Letter of Credit Facilities - Argo Re
Argo Re may be required to secure its obligations under various reinsurance contracts in certain circumstances. In order to satisfy these requirements, Argo Re has entered into one committed and one uncommitted secured bilateral LOC facility with commercial banks and generally uses these facilities to issue LOCs in support of non-admitted reinsurance obligations in the U.S. and other jurisdictions. The committed LOC facility has a term of one year and includes customary conditions and event of default provisions. The issuance of LOCs using the uncommitted LOC facility is at the discretion of the lenders. The availability of letters of credit under these secured facilities are subject to a borrowing base requirement, determined on the basis of specified percentages of the market value of eligible categories of securities pledged to the lender. On December 31, 2024, committed and uncommitted LOC facilities totaled $110.0 million.
On December 31, 2024, LOCs totaling $31.2 million were outstanding, of which $19.4 million were issued against the committed secured bilateral LOC facility and $11.9 million were issued against the uncommitted, secured bilateral LOC facility. Collateral with a market value of $40.1 million was pledged to these banks as security against these LOCs.
In addition to the bilateral, secured letters of credit facilities described above, Argo Re can use other forms of collateral to secure these reinsurance obligations including trust accounts, cash deposits, and LOCs issued by commercial banks on an uncommitted basis.
Other Letters of Credit
Other LOCs issued and outstanding on December 31, 2024 were $4.1 million.

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
For the year ended December 31, 2024, the Board declared quarterly dividends in the aggregate amount of $1,750 per share of preferred stock. For the year ended December 31, 2024 we paid cash dividends totaling $10.5 million to our holders of preferred stock.
Argo Group Common Stock and Dividends
On February 8, 2023, the Company entered into the Merger Agreement with Brookfield Wealth Solutions Ltd. and Merger Sub. As part of the Merger Agreement, the Company has agreed to suspend any dividends that would otherwise be declared and paid on the Company’s stock during the period from the date of the Merger Agreement through the earlier of the closing of the transaction or the termination of the Merger Agreement.
As of the Merger Date, pursuant to the Merger Agreement, each share of common stock of the Company issued and outstanding immediately prior to the Merger was automatically canceled and converted into the right to receive an amount in cash equal to $30.00.
As a result of the Merger, the Company’s new authorized share capital is 2,000,000,000 shares of common stock with a par value of $1.00 per share. All outstanding shares of common stock are owned by BNRE Triangle Acquisition Inc.
Capital Contribution
On February 20, 2024, Brookfield Wealth Solutions Ltd. made a $100.0 million capital contribution to the Company in exchange for the issuance of 100,000,000 shares of the Company’s common stock.
On February 23, 2024, the Company made a $100.0 million capital contribution to Argo Re for the ultimate benefit of Argonaut.
On May 28, 2024, Brookfield Wealth Solutions Ltd. made another $100.0 million capital contribution to the Company in exchange for the issuance of 100,000,000 shares of the Company’s common stock.
On December 1, 2024, Argo Group U.S. made a $293.0 million capital contribution to BP&C Shared Services, Inc. (formerly known as Argonaut Management Services, Inc,).
On December 23, 2024, Brookfield Wealth Solutions Ltd. made another $300.0 million capital contribution in the form of contributed loans to the Company for the ultimate benefit of the Company’s insurance company subsidiaries.

Cash Obligations and Commitments
Our estimated contractual obligations and commitments as of December 31, 2024 were as follows:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	Thereafter
Long-term debt:
Junior subordinated debentures (1)	$504.9	$22.8	$68.4	$413.7
Senior unsecured fixed rate notes (2)	307.2	9.3	27.9	270.0
Operating leases	59.9	9.9	26.0	24.0
Purchase obligations (3)	57.7	22.0	33.4	2.3
Other long-term liabilities:
Claim payments (4)	5,798.6	1,871.9	2,187.4	1,739.3
Partnership commitments (5)	214.1	214.1	—	—
Total contractual obligations	$6,942.4	$2,150.0	$2,343.1	$2,449.3
(1) Interest only on Junior Subordinated Debentures through 2037. Interest calculated based on the rate in effect at December 31, 2024. Principal due beginning May 2033.
(2) Interest only on Senior Unsecured Fixed Rate Notes through 2042. Interest calculated based on the rate in effect at December 31, 2024. Principal due September 2042.
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
Supplemental Guarantor Financial Information
In September 2012, the Parent Guarantor, through its Subsidiary Issuer, issued $143.8 million aggregate principal amount of the Subsidiary Issuer’s 6.5% Senior Notes due September 15, 2042 (the “Notes”). The Notes are unsecured and unsubordinated obligations of the Subsidiary Issuer and rank equally in right of payment with all of the Subsidiary Issuer’s other unsecured and unsubordinated debt. The Notes are guaranteed on a full and unconditional senior unsecured basis by the Parent Guarantor. The Notes may be redeemed, for cash, in whole or in part at the Subsidiary Issuer’s option, at any time and from time to time, prior to maturity at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date. The Company’s ability to repay the Notes largely depends on the availability of dividends or other statutorily permissible payments from subsidiaries.
This summarized financial information has been prepared in accordance with Regulation S-X Rule 13-01, Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and is not intended to present the financial position or results of operations of the obligor group in accordance with U.S. GAAP.
The following tables present summarized financial information related to the Senior Notes issued by Argo Group U.S. (the “Subsidiary Issuer") and the Company (the “Parent Guarantor”) on a combined basis after elimination of (i) intercompany transactions and balances among the Parent Guarantor and the Subsidiary Issuer, (ii) equity in undistributed earnings from and investments in any other subsidiaries that are non-obligor group, and (iii) amounts due to, amounts due from, and transactions with (1) non-obligor subsidiaries and (2) affiliates are separately disclosed, as applicable. Obligor group consists of the Subsidiary Issuer and the Parent Guarantor.

Argo Group International Holdings, Inc. Obligor Group
Balance Sheet Information

As of
(in millions)	December 31, 2024
Total assets (1)	$34.3
Total liabilities (2)	361.3
Series A Preferred stock	137.1
(1) Includes $21.8 million of investments, $5.5 million of cash, restricted cash and cash equivalents, and $5.3 million of deferred tax assets, net
(2) Includes $1.5 million and $60.4 million of due to (from) affiliates and intercompany notes payable, respectively, $290.8 million of debt, and $8.5 million of accrued underwriting expenses and other liabilities

Income Statement Information

For the Year Ended
(in millions)	December 31, 2024
Total revenue (1)	$0.8
Total expenses (2)	31.9
Net income (loss)	(2.3)
Dividends on Series A Preferred stock	(10.5)
Net income (loss) attributable to common stockholders	(12.8)
(1) Includes $0.9 million of net investment income
(2) Includes interest expense of $33.1 million
Recent Accounting Pronouncements
ASU 2023-07 – On November 27, 2023, the FASB issued Accounting Standards Update 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments require the disclosure of significant segment expenses by reportable segment, enhance interim and annual disclosure requirements, and clarify circumstances in which an entity can disclose multiple segment measures of profit or loss. This ASU was effective on January 1, 2024 for annual filings (and January 1, 2025 for quarterly filings) and was applied retrospectively to all prior periods presented in our consolidated financial statements for the Successor periods. As a result of adopting this ASU, we added additional information in Note 15, “Segment Information,” in the Notes to Consolidated Financial Statements.
ASU 2023-09 – On December 14, 2023, the FASB issued Accounting Standards Update 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments improve income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures.
The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted.
We are currently evaluating the requirements of ASU 2023-09. However, as they apply to disclosure requirements, the adoption of the standard is not anticipated to have a material impact on our profitability, financial position or cash flows.
ASU 2024-03 – On November 4, 2024, the FASB issued Accounting Standards Update 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to improve interim and annual disclosures about a public business entity’s expenses by requiring more detailed information in the notes to the financial statements about certain expense categories, including purchases of inventory, employee compensation, depreciation, amortization, and selling expenses. We expect to adopt this ASU effective January 1, 2027 and the adoption will not affect our financial position or our results of operations, but will result in additional disclosures.

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

The relevant factors and methodologies used to estimate loss reserves vary significantly by product line due to differences in loss exposure and claim complexity. Much of our business is underwritten on an occurrence basis, which can lead to a significant time lag between the event that gives rise to a claim and the date on which the claim is reported to us. Additional time may be required to resolve the claim once it is reported to us. During these time lags, which can span several years for complex claims, new facts and information specific to the claim become known to us. In addition, general econometric and societal trends including inflation may change. Any one of these factors may require us to refine our loss reserve estimates on a regular basis. We apply a strict regimen to assure that review of these facts and trends occurs on a timely basis so that this information can be factored into our estimate of future liabilities. However, due to the number and potential magnitude of these variables, actual paid losses in future periods may differ materially from our estimates as reflected in current reserves. These differences can be favorable or unfavorable. A more precise estimation of loss reserves is also hindered by the effects of growth in a line of business and uncertainty as to how new business performs in relation to expectations established through analysis of the existing portfolio. In addition to reserving for known claim events, we also establish loss reserves for IBNR. Loss reserves for IBNR are set using our estimates for events that have occurred as of the balance sheet date but have not yet been reported to us. Estimation of IBNR loss reserves is subject to significant uncertainty.

The following is a summary of gross and net loss reserves we recorded by line of business:

	December 31, 2024
(in millions)	Gross	Net
Casualty Lines	$2,416.6	$1,323.6
Specialty Lines	643.1	341.5
Run-off Lines	2,738.9	1,338.8
Total reserves	$5,798.6	$3,003.9

	December 31, 2023
(in millions)	Gross	Net
Casualty Lines	$2,211.7	$1,097.3
Specialty Lines	675.8	334.8
Run-off Lines	2,657.0	1,315.0
Total reserves	$5,544.5	$2,747.1
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
The Run-off Lines segment includes reserves for asbestos, environmental and other latent exposures. These latent exposures are typically characterized by extended periods of time between the dates an insured is first exposed to a loss, a claim is reported and the claim is resolved. For those Run-off Lines segment long-tail loss reserves, there is significant uncertainty involved in estimating reserves for asbestos, environmental and other latent injury claims. We use several methods to estimate reserves for these claims including an approach that projects future calendar period claims and average claim costs and ground-up analysis that relies on an evaluation of individual policy terms and conditions. We also consider survival ratio and market share methods which compare our level of loss reserves and loss payments to that of the industry for similar exposures. We apply greatest weight to the method that projects future calendar period claims and average claim costs because we believe it best captures the unique claim characteristics of our underlying exposures and loss development potential. We perform a full review of our Run-off Lines asbestos, environmental and other latent exposures loss reserves at least once a year and review loss activity quarterly for significant changes that might impact management’s best estimate.
Each business segment is analyzed individually, with development characteristics for each short-tail and long-tail line of business identified and applied accordingly. In comparing loss reserve methods and assumptions used at December 31, 2024 as compared with methods and assumptions used at December 31, 2023, management has not changed or adjusted methodologies or assumptions in any significant manner.
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
Risk Factors by Line of Business in Loss Reserve Estimation
The following section details reserving considerations and loss and LAE risk factors for the lines of business representing most of our loss reserves. Each line of business may be present in multiple reportable segments. Each risk factor presented will have a different impact on required loss reserves. Also, risk factors can have offsetting or compounding effects on required loss reserves. For example, introduction and approval of a more expensive medical procedure may result in higher estimates for medical costs. But in the workers compensation context, the availability of that same medical procedure may enable workers to return to work more quickly, thereby lowering estimates for indemnity costs for that line of business. As a result, it usually is not possible to identify and measure the impact that a change in one discrete risk factor may have or construct a meaningful sensitivity expectation around it. We do not make explicit estimates of the impact on loss reserve estimates for the assumptions related to the risk factors described below.
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
Short-tail Specialty Lines
Short-tail specialty lines of business include several different coverages, such as marine and surety. They are considered shorter-tail lines as claims are generally known relatively quickly. However, it can take a longer period of time to finalize and resolve all claims from a given year for lines such as surety. Examples of loss and LAE risk factors associated with Specialty claims that can change over time and result in adjustments to loss reserves include, but are not limited to, the following:
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

Commercial Automobile Liability
The commercial automobile liability line of business is a long-tail coverage, mainly due to exposures arising out of bodily injury claims. Losses in this line associated with bodily injury claims generally are more difficult to accurately estimate and take longer to resolve. Claim reporting lags also can occur. Examples of loss and LAE risk factors that can change over time and result in adjustments to commercial automobile liability loss reserves include, but are not limited to, the following:
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

Professional Lines
Professional Lines, including errors and omissions and directors and officers coverages, are considered long-tail lines of business, as it takes a relatively long period of time to finalize and resolve all claims from a given year. The speed at which claims are received and then resolved is a function of the specific coverage provided, jurisdiction in which the claim is located and specific policy provisions. There are numerous components underlying the Professional line. Some of these have relatively moderate payout patterns (such as primary coverage written on a claims-made basis) with most of the claims for a given year closed within five to seven years. Others, including business written on an excess basis, can be characterized by longer time lags for payment of claims. Allocated loss adjustment expenses in this line consist primarily of legal costs and may exceed the total amount of the indemnity loss on some claims.
Examples of loss and LAE risk factors associated with Professional Lines claims that can change over time and result in adjustments to loss reserves include, but are not limited to, the following:
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
General Liability
General liability is considered a long-tail line of business, as it takes a relatively long period of time to finalize and resolve all claims from a given accident year. The speed at which claims are received and then resolved is a function of the specific coverage provided, jurisdiction in which the claim is located and specific policy provisions. There are numerous components underlying the general liability product line. Some of these have relatively moderate payout patterns with most of the claims for a given accident year closed within five to seven years, while others, including claims alleging construction defect, are characterized by extreme time lags for both reporting and payment of claims. In addition, this line includes asbestos and environmental claims, which are reviewed separately because of the unique character of these exposures. Allocated loss adjustment expenses in this line consist primarily of legal costs and may exceed the total amount of the indemnity loss on some claims.
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
Recorded gross reserves for Casualty Lines were $2,416.6 million as of December 31, 2024. For Casualty losses relating to ongoing operations, loss development patterns are a key assumption for this line of business. Historically, assumptions on loss development patterns have been impacted by, among other things, changes in inflation, and emergence of new types of claims (e.g., construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. We have reviewed the historical variation in loss development patterns for Casualty losses deriving from continuing operations. If the incurred loss development patterns change by 20%, a change that we have experienced in the past and that management considers possible, the estimated net reserve could change by $200.0 million, in either direction.
Specialty reserves are also affected by loss development pattern assumptions. Historically, assumptions on loss development patterns have been impacted by, among other things, movements on individual claims, and economic conditions. We have reviewed the historical variation in loss development patterns for Specialty losses. Recorded gross reserves for Specialty were $643.1 million as of December 31, 2024. If the incurred development patterns underlying our net reserves for this line of business change by 20%, a change that we have experienced in the past and that management considers possible, the estimated net reserve could change by $45.0 million, in either direction.

Similar to Casualty and Specialty Lines, reserves for Run-off Lines are affected by loss development pattern assumptions. Historically, assumptions on loss development patterns have been impacted by, among other things, changes in inflation, movements on individual claims, emergence of new types of claims, and changes in the mixture between smaller, more routine claims and larger, more complex claims. We have reviewed the historical variation in loss development patterns for Run-off Lines losses. Recorded gross reserves for Run-off Lines were $2,738.9 million, with approximately 2% of that amount related to run-off asbestos and environmental exposures as of December 31, 2024. If the incurred development patterns underlying our net reserves for this line of business change by 20%, a change that we have experienced in the past and that management considers possible, the estimated net reserve could change by $165.0 million, in either direction.
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
The factors discussed above affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, average severity of those claims settled with payment, dismissal rate of claims with no payment and expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties. Due to these uncertainties, further developments could cause us to change our estimates of our asbestos and environmental reserves, and the effect of these changes could be material to our consolidated operating results, financial condition and liquidity.
Loss Reserve Estimation Variability
After reviewing the output from various loss reserving methodologies, we select our best estimate of reserves. We believe that the aggregate loss reserves at December 31, 2024 were adequate to cover claims for losses that have occurred, including both known claims and claims yet to be reported. As of December 31, 2024, we recorded gross loss reserves of $5,798.6 million and loss reserves net of reinsurance of $3,003.9 million. Although our financial reports reflect our best estimate of reserves, it is unlikely that the final amount paid will exactly equal our best estimate.

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
Interest Rate Risk
Our primary market risk exposure is the exposure of our fixed maturity investment portfolio to interest rate risk and the changes in interest rates. Fluctuations in interest rates have a direct impact on the fair value of these securities. As interest rates rise, the fair value of our fixed maturity portfolio falls and the converse is also true. We manage interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates. The model duration of the assets comprising our fixed maturity investment portfolio was 2.66 years and 2.68 years at December 31, 2024 and 2023, respectively.
Based upon a pricing model, we determine the estimated change in fair value of our fixed maturity and short-term investments assuming immediate parallel shifts in the U.S. Treasury yield curve, while keeping spreads between the individual securities and treasuries static. The following tables present the estimated pre-tax impact on the fair value of our fixed maturity and short-term investments resulting from changes of 50 to 100 basis points in market rates at December 31, 2024 and 2023.

December 31, 2024	-100	-50	Base	50	100
Fair value (in millions)	$2,296.4	$2,268.8	$2,241.2	$2,213.5	$2,185.9
Gain (loss) (in millions)	$55.2	$27.6	$—	$(27.7)	$(55.3)

December 31, 2023	-100	-50	Base	50	100
Fair value (in millions)	$3,092.1	$3,053.5	$3,014.9	$2,976.4	$2,937.8
Gain (loss) (in millions)	$77.1	$38.6	$—	$(38.6)	$(77.1)
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
We also have exposure to credit risk in our investment holdings. Our risk-management strategy and investment policy attempts to mitigate this risk by primarily investing in debt instruments of high credit quality issuers, limiting credit concentration, monitoring the credit quality of issuers and counterparties and diversifying issuers. The weighted average rating of our fixed maturity investments was A and A+ with 97.0% and 94.0% rated investment grade or better (BBB- or higher) at December 31, 2024 and 2023, respectively.
We review our investments to identify and evaluate those that may have credit impairments on a quarterly basis, considering the historical performance of the security, available market information, and credit ratings, among other things. For fixed maturity securities, the review includes consideration of current ratings and actions of major rating agencies (Standard & Poor's, Moody's and Fitch). If a security has two ratings, the lower rating is used. If a security has three ratings, the middle rating is used. The following table reflects the credit quality of our fixed maturity portfolio at December 31, 2024:

Other Fixed Maturities	Cost	Fair Value
AAA	$233.4	$234.4
AA	96.8	98.1
A	422.4	430.0
BBB	546.8	557.0
BB/B	31.1	31.7
CCC and Below	4.9	4.6
Unrated	6.8	7.0
Other Fixed Maturities	$1,342.2	$1,362.8

Structured Securities	Cost	Fair Value
AAA	$455.4	$465.1
AA	86.0	89.7
A	101.4	103.3
BBB	33.9	34.4
BB/B	12.7	13.3
CCC and Below	0.4	0.4
Unrated	—	—
Structured Securities	$689.8	$706.2

Total Fixed Maturities	Cost	Fair Value
AAA	$688.8	$699.4
AA	182.8	187.8
A	523.8	533.2
BBB	580.7	591.5
BB/B	43.8	45.0
CCC and Below	5.3	5.0
Unrated	6.8	7.0
Total Fixed Maturities	$2,032.0	$2,068.9
Our portfolio includes alternative investments with a carrying value at December 31, 2024 and 2023 of $577.4 million and $311.0 million (14.1% and 8.9% of total invested assets) respectively. These assets may invest in both long and short equities, corporate debt securities, currencies, real estate, commodities and derivatives. We attempt to mitigate our risk by selecting managers with extensive experience, proven track records and robust controls and processes. We also mitigate our risk by diversifying through multiple managers and different types of assets and asset classes.
Mortgage loans add portfolio diversification. These assets typically afford credit protections through covenants and deeper due diligence given information access. We also monitor debt service coverage ratios and loan-to-value ratios in our assessment of credit risk and exposure.
Equity Price Risk
We hold a diversified portfolio of equity securities with a fair value of $413.0 million and $10.7 million (10.0% and 0.3% of total invested assets) at December 31, 2024 and 2023, respectively. Our equity securities are exposed to equity price risk which is defined as the potential for loss in fair value due to a decline in equity prices. We believe our diversified portfolio of equity securities among various industries, market segments and company sizes mitigates our exposure to equity price risk as well as limited investments in equity securities.

Foreign Currency Risk
We have exposure to foreign currency risk in our insurance contracts and invested assets and, prior to the sale of AUA, a portion of our debt. We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance contracts that are payable in currencies other than the U.S. Dollar with cash and investments that are denominated in such currencies. We also use foreign exchange forward contracts to attempt to mitigate this risk. For the year ended December 31, 2024 and for the period November 16, 2023 through December 31, 2023 (Successor), we recognized $9.2 million and $4.5 million of gross gains, and $5.3 million and $3.6 million of gross losses from foreign exchange contracts, for a net gain of $3.9 million and $0.9 million, respectively. For the period January 1, 2023 through November 15, 2023 (Predecessor) and for the year ended December 31, 2022, we recognized $13.5 million and $33.9 million of gross gains, and $12.4 million and $47.2 million of gross losses from foreign exchange contracts, for a net gain (loss) of $1.1 million and $13.3 million, respectively. The net gains are recorded in the Net investment and other gains (losses) in the Condensed Consolidated Statements of Income (Loss). With the divestitures executed and announced in 2023, our exposure to foreign currency risk has decreased.
Item 8. Financial Statements and Supplementary Data
The Reports of Independent Registered Public Accounting Firm, Consolidated Financial Statements of Argo Group and supplementary financial statement schedules called for by this Item 8 are included in this report beginning on page F-1 and are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Argo Group, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. In designing and evaluating these disclosure controls and procedures, Argo Group and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2024, at the reasonable assurance level to ensure that information required to be disclosed by Argo Group in the reports filed or submitted under the Exchange Act are recorded and reported within the time periods specified in the SEC’s rules and forms.
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
As of December 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (2013 framework). As a result of the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2024, based on those criteria.
Change in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In addition, since we are a non-accelerated filer, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting as long as we remain a non-accelerated filer.

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
Omitted pursuant to General Instruction I of Form 10-K.
Item 13. Certain Relationships and Related Transactions and Director Independence
Omitted pursuant to General Instruction I of Form 10-K.
Item 14. Principal Accountant Fees and Services
Deloitte & Touche LLP (“Deloitte”) performed services as the Company’s principal accountants for the period of June 20, 2024 – December 31, 2024. The fees incurred in 2024 for services provided by Deloitte to the Company were as follows:

Category	2024	2023
Audit Fees (1)	$5,221,320	N/A
Tax Fees (2)	58,800	N/A
Total	$5,280,120	N/A
(1) “Audit Fees” include the aggregate fees incurred for professional services rendered by Deloitte for the review of the Company’s quarterly reports for 2024 and its fees for the audit of the Company’s annual consolidated financial statements. “Audit Fees” also include fees incurred for professional services related to other statutory and regulatory filings.
(2) “Tax Fees” are fees incurred for Deloitte’s tax services, which include fees for transfer pricing.
Audit & Risk Management Committee Pre-Approval Process
All services provided by Deloitte and KPMG in 2024 and 2023, which required pre-approval were specifically pre-approved by the Audit & Risk Management Committee of the Company’s Board or the Brookfield Wealth Solutions Ltd. Audit Committee (as applicable), as required under its respective charter then in effect. The Audit & Risk Management Committee of the Company’s Board previously adopted an Audit Committee Pre-Approval Policy, which set forth the procedures the Audit & Risk Management Committee follows to pre-approve services to be performed by the Company’s independent auditor. Pursuant to such policy, the Audit & Risk Management Committee delegates to the Chair of the Audit & Risk Management Committee authority to grant specific pre-approval on a case-by-case basis, subject to certain dollar limit. The Chair of the Audit & Risk Management Committee is required to report any pre-approval decisions to the Audit & Risk Management Committee at or prior to its next scheduled meeting. The Audit & Risk Management Committee and the Chair of the Audit & Risk Management Committee may not delegate to management the Audit & Risk Management Committee’s responsibilities to pre-approve services performed by the Company’s independent auditor.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)1. Financial Statements
Selected Financial Data
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 31, 2024 (Successor) and 2023 (Successor)
Consolidated Statements of Income (Loss)
For the year ended 2024 (Successor), for the period November 16, 2023 through December 31, 2023 (Successor), January 1, 2023 through November 15, 2023 (Predecessor), and for the year ended 2022 (Predecessor)
Consolidated Statements of Comprehensive Income (Loss)
For the year ended 2024 (Successor), for the period November 16, 2023 through December 31, 2023 (Successor), January 1, 2023 through November 15, 2023 (Predecessor), and for the year ended 2022 (Predecessor)
Consolidated Statements of Stockholders’ Equity
For the year ended 2024 (Successor), for the period November 16, 2023 through December 31, 2023 (Successor), January 1, 2023 through November 15, 2023 (Predecessor), and for the year ended 2022 (Predecessor)
Consolidated Statements of Cash Flows
For the year ended 2024 (Successor), for the period November 16, 2023 through December 31, 2023 (Successor), January 1, 2023 through November 15, 2023 (Predecessor), and for the year ended 2022 (Predecessor)
Notes to Consolidated Financial Statements
(a)2. Financial Statement Schedules
Schedule II—Condensed Financial Information of Registrant
Balance Sheets—December 31, 2024 (Successor) and 2023 (Successor)
Statements of Income (Loss)—For the year ended 2024 (Successor), for the period November 16, 2023 through December 31, 2023 (Successor), January 1, 2023 through November 15, 2023 (Predecessor), and for the year ended 2022 (Predecessor)
Schedule III—Supplemental Insurance Information
For the year ended 2024 (Successor), for the period November 16, 2023 through December 31, 2023 (Successor), January 1, 2023 through November 15, 2023 (Predecessor), and for the year ended 2022 (Predecessor)
Schedule V—Valuation and Qualifying Accounts
For the Years Ended December 31, 2024 (Successor), 2023 (Successor) and 2022 (Predecessor)
Schedule VI—Supplemental Information for Property-Casualty Insurance Companies
For the year ended 2024 (Successor), for the period November 16, 2023 through December 31, 2023 (Successor), January 1, 2023 through November 15, 2023 (Predecessor), and for the year ended 2022 (Predecessor)
All other schedules and notes specified under Regulation S-X are omitted because they are either not applicable, not required or the information called for therein appears in response to the items of Form 10-K or in the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements of Argo Group and its subsidiaries listed on the above index.

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

3.3
Amended and Restated Certificate of Incorporation of Argo Group International Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2024)

3.4
Amended and Restated Bylaws of Argo Group International Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2024).

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

4.4	Form of 6.500% Senior Notes due 2042, dated December 11, 2023 (incorporated by reference to Exhibit 4.4 of the Company's Form 10-K filed with the Securities and Exchange Commission on March 19, 2024).

4.5
Certificate of Designations of 7.00% Resettable Fixed Rate Preference Shares, Series A, of Argo Group International Holdings, Ltd. (incorporated by reference to Exhibit 4.4 of the Company's Form 10-K filed with the Securities and Exchange Commission on March 6, 2023).

4.6
Certificate of Designations of 7.00% Resettable Fixed Rate Preferred Stock, Series A, of Argo Group International Holdings, Inc. (incorporated by reference to Exhibit 4.6 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 19, 2024).

4.7
Form of Share Certificate evidencing 7.00% Resettable Fixed Rate Preference Share, Series A, of Argo Group International Holdings, Ltd. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2020).

4.8
Form of Stock Certificate evidencing 7.00% Resettable Fixed Rate Preferred Stock, Series A, of Argo Group International Holdings, Inc. (incorporated by reference to Exhibit 4.8 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 19, 2024).

4.9
Deposit Agreement, dated as of July 9, 2020, by and among Argo Group International Holdings, Ltd., American Stock Transfer & Trust Company, LLC, as Depositary, and the Holders from time to time of the Depositary Receipts (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2020).

4.10	Amendment No. 1 to Deposit Agreement, dated as of April 19, 2024, by and between Argo Group International Holdings, Inc. and Equiniti Trust Company, LLC.

Exhibit Number	Description
4.11
Form of Depositary Receipt for Depositary Shares, included as part of Deposit Agreement referenced above in Exhibit 4.9 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2020).

4.12	Form of Depositary Receipt for Depositary Shares, included as part of Amendment No. 1 to Deposit Agreement referenced above in Exhibit 4.10.

4.13	Description of Securities.

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

Exhibit Number	Description

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

Exhibit Number	Description
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

14	Code of Business Conduct and Ethics.

16.1	Letter of KPMG LLP, dated June 20, 2024 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2024).

Exhibit Number	Description

19	Insider Trading Policy

22	Guaranteed Securities

31.1	Rule 13a—14(a)/15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a—14(a)/15d – 14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy of Argo Group International Holdings, Inc. and Argo Group US, Inc.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Denotes a management contract or compensatory plan or arrangement.

**	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

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

ARGO GROUP INTERNATIONAL HOLDINGS, INC.

By	/s/ Christopher Donahue
Christopher Donahue
Chief Executive Officer
Date: March 25, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Christopher Donahue	Chief Executive Officer (principal executive officer)	March 25, 2025
Christopher Donahue

/s/ David Chan	Chief Financial Officer (principal financial and accounting officer)	March 25, 2025
David Chan

/s/ Jonathan Bayer	Director	March 25, 2025
Jonathan Bayer

/s/ Gregory Morrison	Director	March 25, 2025
Gregory Morrison

/s/ Anne Schaumburg	Director	March 25, 2025
Anne Schaumburg

/s/ Sachin Shah	Director	March 25, 2025
Sachin Shah

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Argo Group International Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Argo Group International Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statement of income (loss), statement of comprehensive income (loss), statement of stockholders’ equity and statement of cash flows for the period ended December 31, 2024, and the related notes and financial statement schedules II, III, V, and VI (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
The consolidated financial statements of the Company as of December 31, 2023 and for the period from November 16, 2023 through December 31, 2023 (the “2023 consolidated successor financial statements”), before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments and the adoption of Accounting Standards Update 2023-07—Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures (“ASU 2023-07”), discussed in Notes 1 and 15 to the financial statements, were audited by other auditors whose report, dated March 18, 2024, expressed an unqualified opinion on those statements. We also have audited the adjustments to the 2023 consolidated successor financial statements to retrospectively adjust the disclosures for a change in the composition of reportable segments and the adoption of ASU 2023-07 in 2024, as discussed in Notes 1 and 15 to the financial statements. Our procedures included (1) comparing the adjustment amounts of segment revenues, operating income, and assets to the Company's underlying analysis, (2) testing the mathematical accuracy of the reconciliations of segment amounts to the 2023 consolidated successor financial statements, and (3) comparing the amounts of significant segment expenses and other segment items to the Company’s underlying analysis. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2023 consolidated successor financial statements of the Company other than with respect to the retrospective adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2023 consolidated successor financial statements taken as a whole.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Reserves for losses and loss adjustment expenses – estimates of the reserve for unpaid costs of losses and loss adjustment expenses – Refer to Notes 1 and 7 to the financial statements
Critical Audit Matter Description
The Company establishes reserves for the estimated total unpaid costs of losses and loss adjustment expenses, for the claims that have been reported as well as claims that have been incurred but not reported. The reserve for unpaid costs of losses and loss adjustment expenses is included within Reserves for losses and loss adjustment expenses in the consolidated balance sheet. Reserves for losses and loss adjustment expenses are estimated based on the application of actuarial techniques and other projection methodologies considering internal and external variables such as past loss experience, current claims trends and prevailing social, economic and legal environments.
We identified the assessment of the Company’s estimate of the reserve for unpaid costs of losses and loss adjustment expenses as a critical audit matter as the estimate is subject to significant uncertainty. Complex auditor judgment and the involvement of actuarial professionals with specialized skills and knowledge were required to assess the methodologies and assumptions used to estimate the reserve for unpaid costs of losses and loss adjustment expenses. Specifically, key assumptions used by the Company to estimate the reserve for unpaid costs of losses and loss adjustment expenses involved significant measurement uncertainty, and included expected loss ratios, loss development factors, settlement patterns, and the weighting of actuarial methodologies.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the reserve for unpaid costs of losses and loss adjustment expenses included the following:
•We tested the effectiveness of controls related to the reserve for unpaid costs of losses and loss adjustment expenses, including management’s controls over the development, selection, and implementation of the methods and assumptions used in the actuarial estimates.
•We evaluated the methods and assumptions used by the Company to estimate the reserve for unpaid costs of losses and loss adjustment expenses by performing the following:
◦We tested the completeness and accuracy of the underlying data, on a sample basis, used to determine the assumptions for loss development patterns, including historical claims.
◦With the assistance of our actuarial specialists, we developed independent estimates for the reserve for unpaid costs of losses and loss adjustment expenses and compared our estimates to management’s estimates and assessed the consistency of management’s approach.
/s/ DELOITTE & TOUCHE LLP
New York, New York
March 25, 2025
We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Argo Group International Holdings, Inc.:
Opinion on the Consolidated Financial Statements
We have audited, before the effects of the adjustments to retrospectively apply the change in segment accounting, and the adjustments to retrospectively apply the change in segment composition, as described in Note 1 and Note 15, the consolidated balance sheet of Argo Group International Holdings, Inc. and subsidiaries (the Company) as of December 31, 2023 (Successor), the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for the period from November 16, 2023 through December 31, 2023 (Successor), the period from January 1, 2023 through November 15, 2023 (Predecessor) and year ended December 31, 2022 (Predecessor), and the related notes and financial statement schedules II, III, V, and VI (collectively, the consolidated financial statements). The December 31, 2023 and December 31, 2022 consolidated financial statements before the effects of the adjustments described in Note 1 and Note 15 are not presented herein. In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in segment accounting, and the adjustments to retrospectively apply the change in segment composition, as described in Note 1 and Note 15, present fairly, in all material respects, the financial position of the Company as of December 31, 2023 (Successor), and the results of its operations and its cash flows for the period from November 16, 2023 through December 31, 2023 (Successor), the period from January 1, 2023 through November 15, 2023 (Predecessor) and year ended December 31, 2022 (Predecessor), in conformity with U.S. generally accepted accounting principles.
We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in segment accounting, or the adjustments to retrospectively apply the change in segment composition, described in Note 1 and Note 15 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.
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
/s/ KPMG LLP

We served as the Company’s auditor from 2022 to 2024.

New York, New York

March 18, 2024

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares and per share amounts)

	Successor
	As of	As of
	December 31, 2024	December 31, 2023
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost: $2,032.9 and $2,521.5, respectively; allowance for expected credit losses: $0.9 and $0.2, respectively)	$2,068.9	$2,585.4
Mortgage loans (cost: $210.1 and $144.8, respectively; allowance for expected credit losses: $1.2 and $0.2, respectively)	208.2	144.6
Private loans (cost: $577.3 and $—, respectively; allowance for expected credit losses: $4.4 and $—, respectively)	572.9	—
Equity securities, at fair value (cost: $396.3 and $11.7, respectively)	413.0	10.7
Other investments (cost: $577.4 and $311.0, respectively)	577.4	311.0
Short-term investments (cost: $254.1 and $429.0, respectively)	254.4	429.5
Total investments	4,094.8	3,481.2
Cash, restricted cash and cash equivalents	644.4	791.6
Accrued investment income	18.6	20.4
Premiums receivable	179.5	230.7
Reinsurance recoverables	3,053.2	2,959.3
Other intangible assets, net of accumulated amortization	139.3	180.6
Current income taxes receivable, net	21.6	53.1
Deferred tax asset, net	91.5	39.1
Deferred acquisition costs, net	52.1	7.2
Ceded unearned premiums	357.8	356.0
Operating lease right-of-use assets	47.6	51.2
Other assets	166.3	189.1
Value of business acquired, net of accumulated amortization	12.9	143.6
Total assets	$8,879.6	$8,503.1
Liabilities and Stockholders' Equity
Reserves for losses and loss adjustment expenses	$5,798.6	$5,544.5
Unearned premiums	798.8	916.6
Accrued underwriting expenses and other liabilities	54.3	73.9
Ceded reinsurance payable, net	158.7	192.7
Funds held	44.6	57.3
Senior unsecured fixed rate notes	128.8	128.0
Junior subordinated debentures	243.2	241.2
Operating lease liabilities	49.1	51.4
Total liabilities	7,276.1	7,205.6
Commitments and contingencies (Note 14)
Stockholders' equity:
Series A Preferred stock and additional paid-in capital ($1.00 par, 10,000 and 30,000,000 shares authorized, respectively; 6,000 shares issued; liquidation preference $25,000)	137.1	137.1
Common stock ($0.01 par and $1.00 par, respectively; 1,000 and 2,000,000,000 shares authorized, respectively; 13 and 1,056,638,730 shares issued, respectively)	—	1,056.6
Additional paid-in capital	1,592.4	51.1
Retained earnings (Accumulated deficit)	(157.7)	0.9
Accumulated other comprehensive income, net of taxes	31.7	51.8
Total stockholders' equity	1,603.5	1,297.5
Total liabilities and stockholders' equity	$8,879.6	$8,503.1
See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except number of shares and per share amounts)

	Successor		Predecessor
	For the Year Ended	Period from	Period from	For the Year Ended
	December 31, 2024	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	December 31, 2022

Premiums and other revenue:
Net earned premiums	$1,089.8	$162.3	$1,225.9	$1,740.4
Net investment income	249.8	28.6	121.3	129.8
Net investment and other gains (losses):
Net realized investment and other gains (losses)	11.6	0.1	(20.4)	(115.9)
Change in fair value recognized	14.2	(0.2)	(0.2)	3.1
Change in allowance for credit losses	(5.8)	(0.2)	(2.1)	(2.5)
Total net investment and other gains (losses)	20.0	(0.3)	(22.7)	(115.3)
Total revenue	1,359.6	190.6	1,324.5	1,754.9
Expenses:
Losses and loss adjustment expenses	1,018.3	94.2	1,043.2	1,166.9
Underwriting, acquisition and general expenses	477.0	77.2	419.0	670.7
Non-operating expenses	17.6	13.1	41.1	51.5
Interest expense	38.1	3.5	29.8	26.8
Fee and other (income) expense, net	(0.1)	(0.2)	(0.3)	(1.3)
Foreign currency exchange (gains) losses	(1.0)	0.6	1.8	(5.0)
Impairment of goodwill and intangible assets	—	—	—	28.5
Total expenses	1,549.9	188.4	1,534.6	1,938.1
Income (loss) before income taxes	(190.3)	2.2	(210.1)	(183.2)
Income tax provision (benefit)	(42.2)	1.3	0.3	(8.0)
Net income (loss)	$(148.1)	$0.9	$(210.4)	$(175.2)
Dividends on Series A Preferred stock	10.5	—	10.5	10.5
Net income (loss) attributable to common stockholders	$(158.6)	$0.9	$(220.9)	$(185.7)

Net income (loss) attributable to common stockholders per share of common stock:
Basic			$(6.28)	$(5.31)
Diluted			$(6.28)	$(5.31)
Dividend declared per share of common stock			$—	$1.24
Weighted average common stock:
Basic			35,166,679	34,980,608
Diluted			35,166,679	34,980,608

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except number of shares and per share amounts)

	Successor		Predecessor
	For the Year Ended	Period from	Period from	For the Year Ended
	December 31, 2024	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	December 31, 2022

Net realized investment gains (losses) before other-than-temporary impairment losses	$20.0	$(0.3)	$(19.8)	$(79.2)
Other-than-temporary impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturities	—	—	(2.9)	(36.1)
Investment impairment losses recognized in earnings	—	—	(2.9)	(36.1)
Net realized investment (losses) gains	$20.0	$(0.3)	$(22.7)	$(115.3)
 See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Successor		Predecessor
	For the Year Ended	Period from	Period from	For the Year Ended
	December 31, 2024	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	December 31, 2022
Net income (loss)	$(148.1)	$0.9	$(210.4)	$(175.2)
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	(0.5)	0.1	1.0	(0.7)
Reclassification adjustment for foreign currency translation included in net income	—	—	—	31.8
Defined benefit pension plans:
Net gain (loss) arising during the period	0.4	0.8	1.0	(0.9)
Fixed maturity securities:
Unrealized gains (losses) arising during the year	(16.5)	64.7	15.2	(428.1)
Reclassification adjustment for (gains) losses included in net income	(8.7)	(0.1)	28.0	43.6
Other comprehensive (loss) income before tax	(25.3)	65.5	45.2	(354.3)

Income tax provision (benefit) related to other comprehensive income (loss):
Defined benefit pension plans:
Net gain (loss) arising during the period	0.1	0.2	0.2	(0.2)
Fixed maturity securities:
Unrealized gains (losses) arising during the period	(3.5)	13.5	1.5	(80.9)
Reclassification adjustment for (gains) losses included in net income	(1.8)	—	5.9	9.2
Income tax provision (benefit) related to other comprehensive income (loss)	(5.2)	13.7	7.6	(71.9)
Other comprehensive income (loss), net of tax	(20.1)	51.8	37.6	(282.4)
Comprehensive income (loss)	$(168.2)	$52.7	$(172.8)	$(457.6)
See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except number of shares and per share amounts)

	Successor
	Preferred Stock and Additional Paid-in Capital	Common Stock	Additional Paid-In Capital	Treasury Shares	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss), net of taxes	Stockholders’ Equity
Balance, November 16, 2023	$137.1	$1,056.6	$51.1	$—	$—	$—	$1,244.8
Net income (loss)	—	—	—	—	0.9	—	0.9
Other comprehensive income - change in fair value of fixed maturities, net of taxes	—	—	—	—	—	51.1	51.1
Other comprehensive income, net - other	—	—	—	—	—	0.7	0.7
Balance, December 31, 2023	137.1	1,056.6	51.1	—	0.9	51.8	1,297.5
Net income (loss)	—	—	—	—	(148.1)	—	(148.1)
Other comprehensive loss - change in fair value of fixed maturities, net of taxes	—	—	—	—	—	(19.9)	(19.9)
Other comprehensive loss, net of tax	—	—	—	—	—	(0.2)	(0.2)
Purchase accounting adjustments (1)	—	—	(15.3)	—	—	—	(15.3)
Changes in common stock due to merger with AGIH Merger Sub, Inc.(2)	—	(1,256.6)	1,256.6	—	—	—	—
Dividends on preferred stock	—	—	—	—	(10.5)	—	(10.5)
Capital contributions	—	200.0	300.0	—	—	—	500.0
Balance, December 31, 2024	$137.1	$—	$1,592.4	$—	$(157.7)	$31.7	$1,603.5

(1) Impact of measurement period adjustment on bargain purchase in connection with the Merger. Refer to Note 2, “Recent Acquisitions, Disposals & Other Transactions” for additional information.
(2) Refer to the Merger with AGIH Merger Sub, Inc. in Note 2, “Recent Acquisitions, Disposals & Other Transactions” for additional information.
See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except number of shares and per share amounts)

	Predecessor
	Preferred Stock and Additional Paid-in Capital	Common Stock	Additional Paid-In Capital	Treasury Shares	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss), net of taxes	Stockholders’ Equity
Balance, January 1, 2022	$144.0	$46.2	$1,386.4	$(455.1)	$636.4	$(22.7)	$1,735.2
Net income (loss)	—	—	—	—	(175.2)	—	(175.2)
Other comprehensive loss - change in fair value of fixed maturities, net of taxes	—	—	—	—	—	(312.8)	(312.8)
Other comprehensive income, net of tax	—	—	—	—	—	30.4	30.4
Activity under stock incentive plans	—	0.2	9.4	—	—	—	9.6
Retirement of common stock (tax payments on equity compensation)	—	(0.1)	(2.1)	—	—	—	(2.2)
Employee stock purchase plan	—	0.1	1.7	—	—	—	1.8
Dividends on preferred stock	—	—	—	—	(10.5)	—	(10.5)
Cash dividend declared - common stock ($1.24/share)	—	—	—	—	(43.4)	—	(43.4)
Balance, December 31, 2022	144.0	46.4	1,395.4	(455.1)	407.3	(305.1)	1,232.9
Net income (loss)	—	—	—	—	(210.4)	—	(210.4)
Other comprehensive income - change in fair value of fixed maturities, net of taxes	—	—	—	—	—	35.8	35.8
Other comprehensive income, net - other	—	—	—	—	—	1.8	1.8
Activity under stock incentive plans	—	0.1	(0.7)	—	—	—	(0.6)
Retirement of common stock (tax payments on equity compensation)	—	—	(0.9)	—	—	—	(0.9)
Employee stock purchase plan	—	—	1.5	—	—	—	1.5
Dividends on preferred stock	—	—	—	—	(10.5)	—	(10.5)
Cash dividend declared - common stock ($0.00/share)	—	—	—	—	0.3	—	0.3
Balance, November 15, 2023	$144.0	$46.5	$1,395.3	$(455.1)	$186.7	$(267.5)	$1,049.9

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Successor		Predecessor
	For the Year Ended	Period from	Period from	For the Year Ended
	December 31, 2024	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	December 31, 2022
Cash flows provided by (used in) operating activities:
Net income (loss)	$(148.1)	$0.9	$(210.4)	$(175.2)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization and depreciation	183.4	39.6	12.2	18.5
Share-based payments expense	—	—	1.5	9.6
Deferred income tax expense (benefit), net	(41.8)	1.3	(14.9)	15.4
Net investment and other (gains) losses	(20.0)	0.3	22.7	115.3
Undistributed earnings from alternative investment portfolio	(24.5)	(2.2)	(11.5)	(17.7)
Loss on disposals of long-lived assets, net	—	—	1.2	0.6
Foreign currency exchange (gains) losses	(1.0)	0.6	1.8	—
Impairment of goodwill and intangibles	—	—	—	28.5
Change in:
Accrued investment income	1.8	(3.3)	1.4	0.2
Receivables	(42.7)	98.5	614.3	(193.6)
Deferred acquisition costs	(44.9)	(7.2)	8.8	(12.6)
Ceded unearned premiums	(1.8)	31.6	(69.7)	88.4
Reserves for losses and loss adjustment expenses	235.7	17.2	(27.9)	446.2
Unearned premiums	(117.8)	(69.6)	(12.0)	(74.7)
Ceded reinsurance payable and funds held	(46.7)	(57.3)	20.1	(162.9)
Income taxes	31.5	0.1	14.6	(47.5)
Accrued underwriting expenses and other liabilities	(19.6)	(19.3)	18.7	14.7
Other, net	(88.2)	(14.3)	(77.2)	—
Cash provided by (used in) operating activities	(144.7)	16.9	293.7	53.2
Cash flows provided by (used in) investing activities:
Sales of fixed maturity investments	286.6	0.7	24.2	818.5
Maturities and mandatory calls of fixed maturity investments	492.8	22.3	139.3	380.1
Proceeds from mortgage loans	51.8	—	—	—
Proceeds from private loan investments	57.1	—	—	—
Sales of equity securities	2.8	—	45.7	17.8
Sales of short-term investments	2,760.1	—	—	—
Sales of other investments	78.7	22.2	24.0	58.1
Purchases of fixed maturity investments	(227.3)	(10.1)	(11.9)	(1,093.6)
Purchases of mortgage loans	(114.9)	—	—	(159.9)
Purchases of private loan investments	(324.3)	—	—	—
Purchases of equity securities	(388.3)	—	(0.3)	(1.0)
Purchases of short-term investments	(2,552.4)	—	—	—
Purchases of other investments	(320.6)	(2.9)	(19.3)	(52.8)
Change in foreign regulatory deposits and voluntary pools	—	—	—	(6.7)
Change in short-term investments	—	24.1	(627.0)	26.1

ARGO GROUP INTERNATIONAL HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)
	Successor		Predecessor
	For the Year Ended	Period from	Period from	For the Year Ended
	December 31, 2024	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	December 31, 2022
Settlements of foreign currency exchange forward contracts	0.8	1.3	4.5	(22.0)
Proceeds from business divestitures, net of cash transferred	5.9	4.2	63.8	14.9
Purchases of fixed assets, net	(0.8)	—	(2.7)	(6.1)
Cash provided by (used in) investing activities	(192.0)	61.8	(359.7)	(26.6)
Cash flows provided by (used in) financing activities:
Debt borrowings	100.0	—	—	—
Repayment of debt	(100.0)	—	—	—
Issuance of common stock	200.0	—	—	—
Activity under stock incentive plans	—	—	0.7	1.8
Payment of cash dividends to preferred stockholders	(10.5)	—	(10.5)	(10.5)
Payment of cash dividends to common stockholders	—	—	0.3	(43.4)
Cash provided by (used in) financing activities	189.5	—	(9.5)	(52.1)
Effect of exchange rate changes on cash	—	—	0.3	0.4
Net change in cash and restricted cash including balances classified as held-for-sale	(147.2)	78.7	(75.2)	(25.1)
Net change in cash balances classified as held-for-sale (1)	—	—	70.8	(70.8)
Cash, restricted cash, and cash equivalents, beginning of period	791.6	712.9	50.2	146.1
Cash, restricted cash, and cash equivalents, end of period	$644.4	$791.6	$45.8	$50.2

(1) See Note 2, “Recent Acquisitions, Disposals & Other Transactions” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “2023 Form 10-K”) for details of the assets and liabilities classified as “held-for-sale” as of December 31, 2022.

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Business and Significant Accounting Policies
Business
Argo Group International Holdings, Inc. (“Argo Group,” “we” or the “Company”), an indirect wholly-owned subsidiary of Brookfield Wealth Solutions Ltd (formerly known as Brookfield Reinsurance Ltd.), is an underwriter of specialty insurance products in the property and casualty market.
Argo Re Ltd. (“Argo Re”), a Bermuda based company, is the parent of Argo Group US, Inc. (“Argo Group U.S.”) and Argo International Holdings, Ltd. Argo Re is directly owned by Argo Group.
On February 8, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Brookfield Wealth Solutions Ltd. and BNRE Bermuda Merger Sub Ltd. (“Merger Sub”), a wholly-owned subsidiary of Brookfield Wealth Solutions Ltd. The Merger Agreement provides for the merger of the Merger Sub with and into us, which we refer to as the “Merger,” with us surviving the Merger as an indirect wholly-owned subsidiary of Brookfield Wealth Solutions Ltd.
On November 16, 2023, we merged with Brookfield Wealth Solutions Ltd., which resulted in a change to Company’s ownership. Brookfield Wealth Solutions Ltd. elected to push-down its purchase accounting, which resulted in the Company reflecting the fair market value of our assets and liabilities as of November 16, 2023, in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The application of push-down accounting created a new basis of accounting for all of our assets and liabilities. As such, the Company’s financial position, results of operations, and cash flows subsequent to the acquisition are not comparable with those prior to November 16, 2023, and therefore have been separated to indicate pre-acquisition and post-acquisition periods. The pre-acquisition period through November 15, 2023 is referred to as the Predecessor. The post-acquisition period, November 16, 2023 and forward, includes the impact of push-down accounting and is referred to as the Successor. The summary of the total consideration paid for the Company by Brookfield Wealth Solutions Ltd. and Company’s fair values assigned to its assets and liabilities as of November 16, 2023 are presented in Note 2, “Recent Acquisitions, Disposals & Other Transactions.”
As a result of the Company’s merger with Brookfield Wealth Solutions Ltd, and overall strategic shift, the Company changed its internal segments in a manner that caused the composition of its reporting segments to change in the fourth quarter of 2024. The Company’s reporting segments were realigned to three reportable segments—Casualty Lines, Specialty Lines, and Run-off Lines. Previously, the Company reported its operations under U.S Operations, International Operations and Run-off Lines, which primarily consisted of other liability policies that were issued in the 1960s, 1970s and into the 1980s, as well as the former risk-management business. For additional segment information, refer to Note 15, “Segment Information.” The Company has recast all applicable Successor periods for comparability.
Basis of Presentation and Use of Estimates
The Consolidated Financial Statements of Argo Group and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The major estimates reflected in our Consolidated Financial Statements include, but are not limited to, reserves for losses and loss adjustment expenses; reinsurance recoverables, including the reinsurance recoverables allowance for expected credit losses; fair value of investments and assessment of potential impairment, including the allowance for credit losses on fixed maturity securities, mortgage loans and private loans; valuation of intangibles, including those identified as part of purchase accounting related to the Merger, and our deferred tax asset valuation allowance. Actual results could differ from those estimates.
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

Accounting for business combinations requires significant estimates and assumptions, especially at the acquisition date. In determining the Company’s estimated fair value of assets acquired and liabilities assumed by Brookfield Wealth Solutions Ltd. as part of the Merger, we used various recognized valuation methods including the income, market and cost approaches. Valuations were performed by independent valuation specialists under the Company’s supervision. The value of business acquired represents the fair value of the expected future profits in unearned premiums, net of reinsurance, utilizing primarily ultimate loss and expense related assumptions, for insurance contracts acquired as a result of the Merger. The fair value adjustment for reserves for losses and loss adjustment expenses represents the difference between the fair value and book value of unpaid incurred claims net of reinsurance recoveries. Value of business acquired is classified separately on our Consolidated Balances Sheets, while the fair value adjustment for reserves for losses and loss adjustment expenses is included in our intangible assets. These intangible assets were based primarily on an income valuation technique with assumptions for: (i) settlement patterns that reflect an actuarial estimate of the expected future net cash flows, (ii) a discount rate that reflect a market participant’s view of (a) a reduction to those cash flows for the time value of money and (b) a risk component to reflect the net present value of profit that an investor would demand in return for the assumption of the development risk.
The Consolidated Financial Statements include the accounts and operations of Argo Group and its subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to financial information presented for prior years to conform to the current year’s presentation.
We have evaluated our investment in our eleven statutory trusts (collectively, the “Trusts”) under the Financial Accounting Standards Board’s (“FASB’s”) provisions for consolidation of variable interest entities under Accounting Standards Codification (“ASC”) Topic 810-10, “Consolidation,” as amended. We determined that the Trusts are variable interest entities due to the fact that the Trusts do not have sufficient equity to finance their activities without additional subordinate financial support from other parties. We do not have any power to direct the activities that impact the Trusts’ economic performance. We are not entitled to receive more than insignificant residual returns of the Trusts. Additionally, we are not responsible for absorbing the majority of the expected losses of the Trusts; therefore, we are not the primary beneficiary and, accordingly, the Trusts are not included in our Consolidated Financial Statements.
Investments
Investments in fixed maturities at December 31, 2024 and 2023 include bonds and structured securities. Equity securities include common stocks, preferred stocks, private equity direct investments and mutual funds. Other investments consist of foreign regulatory deposits, hedge funds, private equity funds, private equity direct investments, and voluntary pools. Mortgage loans include commercial and residential loans. Private loans consist of debt and direct lending investments. Derivatives are used primarily to manage foreign exchange risk. Short-term investments consist of money market funds, certificates of deposit, bonds, sovereign debt and interest-bearing cash accounts. Investments with original maturities of over 90 days and less than one year are classified as short-term investments in our Consolidated Financial Statements as they are part of our investing activities. Previous to the Merger and the application of push-down accounting, the Company classified interest-bearing cash accounts and short-term investments with original maturities of 90 days or less as Short-term investments in our Consolidated Balance Sheets. Post Merger, these securities are classified in Cash, restricted cash and cash equivalents in our Consolidated Balance Sheets.
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

Our investments in fixed maturities are considered available-for-sale and are carried at fair value. As available-for-sale investments, changes in the fair value of fixed maturities are not recognized in income during the period, but rather are recognized as a separate component of stockholders’ equity until realized. Fair value of these investments is estimated using prices obtained from third-party pricing services, where available. For securities where we were unable to obtain fair values from a pricing service or broker, fair values were estimated using information obtained from investment advisors. We performed several processes to ascertain the reasonableness of these investment values by (1) obtaining and reviewing internal control reports for our service providers that obtain fair values from third-party pricing services, (2) obtaining and reviewing evaluated pricing methodology documentation from third-party pricing services and (3) comparing the security pricing received from a secondary third-party pricing service versus the prices used in the Consolidated Financial Statements and obtaining additional information for variances that exceeded a defined threshold. As of December 31, 2024, investments reported at fair value for which we did not receive a fair value from a pricing service or broker accounted for less than 3% of our investment portfolio. The actual value at which such securities could be sold or settled with a willing buyer or seller may differ from such estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller. The cost of securities sold is based on the specific identification method.
Mortgage loans are carried at unpaid principal balances less allowance for credit losses, plus or minus adjustments for the accretion or amortization of discount or premium. Interest income on such loans is accrued as earned.
Our investments in equity securities are reported at fair value. Changes in the fair value of equity securities are included in Net realized investment and other gains (losses) in the Consolidated Statements of Income (Loss).
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
Private loans are carried at cost less allowance for credit losses, plus or minus adjustments for the accretion or amortization of discount or premium. Interest income on such loans is accrued as earned.
Derivatives are reported at fair value and we apply hedge accounting when the derivative is designated as a hedge of a specific exposure and there is assurance that it will continue to be effective as a hedge based on an expectation of offsetting fair values. Hedge accounting is discontinued when the derivative no longer qualifies as a hedge or the derivative contract expires. We use the critical terms matched method to assess hedge effectiveness.
We regularly review our investments to identify and evaluate those that may be credit impaired. For fixed maturity securities, the evaluation for credit losses is generally based on the present value of expected cash flows of the security as compared to the amortized cost, the financial condition, near-term and long-term prospects for the issuer, including industry conditions, implications of rating agency actions, the likelihood of principal and interest recoverability and whether it is more likely than not we will be required to sell the investment prior to the anticipated recovery in value.
Effective January 1, 2020 with the adoption of ASU 2016-13—Financial Instruments—Credit Losses, we recognize credit losses on fixed maturities, mortgage loans and private loans through an allowance account. For fixed maturities that we do not intend to sell or for which it is more likely than not we will not be required to sell prior to the anticipated recovery in value, we separate the credit component of the impairment from the component related to all other market factors and report the credit loss component to net realized investment gains (losses) in the Consolidated Statement of Income (Loss). The impairment related to all other market factors is reported as a separate component of stockholders’ equity in other comprehensive income (loss). The credit loss allowance account is adjusted for any additional credit losses or subsequent recoveries and the cost basis of the fixed maturity security is not adjusted.
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

For mortgage and private loans, we establish an allowance at acquisition and update it on a quarterly basis. The initial allowance and subsequent changes are recorded in Net realized investment and other gains (losses). The allowance reflects the risk of loss expected over the remaining contractual life of the loan, even if that risk is remote, and considers historical loss experience, current conditions, and reasonable and supportable forecasts of future economic conditions. We utilize third-party forecasting models to estimate lifetime expected credit losses for mortgage loans. These models incorporate macroeconomic scenarios that produce expected cash flows and project the probability of default, loss given default and exposure at default. Our investment manager develops the key inputs used to model expected credit losses for private loans, which primarily include assumed default and recovery rates.
Accrued Investment Income
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
Reinsurance recoverables represent amounts of paid losses and loss adjustment expenses, case reserves and incurred but not reported (“IBNR”) amounts ceded to reinsurers under reinsurance treaties. Amounts recoverable from reinsurers are estimated in a manner consistent with the associated claim liability. We report our reinsurance recoverables net of an allowance for estimated uncollectible reinsurance, including expected credit losses. The allowance is based upon our ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, disputes, applicable coverage defenses and other relevant factors. We use the rating-based method to estimate the uncollectible reinsurance reserves due to credit losses. Under this method, reinsurance credit risk is estimated by considering the reinsurers probability of default. Reinsurance recoverables are forecasted out of the assumed billing periods and a liquidation factor is applied based on the rating of the reinsurer and adjusted as needed based on our historical experience with the reinsurers. Additionally, reinsurance recoverable balances are evaluated to identify any disputed risk and when required, an additional reserve is recorded. Amounts deemed to be uncollectible, including amounts due from known insolvent reinsurers, are written off against the allowance. Changes in the allowance, as well as any subsequent collections of amounts previously written off, are reported as part of underwriting expense. We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies.
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
The Company evaluates the recoverability of deferred acquisition costs by determining if the future-earned premiums is greater than the expected future claims and expenses. The Company considers anticipated investment income in this determination. If a loss is probable on the unexpired portion of policies in force, a premium deficiency reserve is recognized. At December 31, 2024 and 2023, the deferred acquisition costs were considered fully recoverable and no premium deficiency reserve was recorded.
As a result of push-down accounting due to the Merger, the fair value of our deferred acquisition costs was nil as of November 16, 2023. Our deferred acquisition costs at December 31, 2024 and 2023 relates to policy acquisition costs incurred after November 16, 2023.
Value of Business Acquired and Other Intangible Assets
Intangible assets are allocated to reporting units in which the results of operations for the acquired company are reported. Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets with an indefinite useful life are not amortized. Intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable.
We perform our annual intangible asset impairment test on October 1 of each year.
The intangible asset amortization expense is reflected in Underwriting, acquisition and general expenses in our Consolidated Statements of Income (Loss).
Successor
The following table presents our intangible assets and accumulated amortization recognized on our Consolidated Balance Sheets as of December 31, 2024:

	As of December 31,
	2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Value	Useful Life
Value of business acquired	$176.3	$(163.4)	$12.9	(a)
Other intangible assets:
Broker relations	21.5	(1.7)	19.8	13 to 16 years
Trade names	12.9	(2.9)	10.0	5 years
Insurance licenses	25.0	—	25.0	Indefinite
Leases	7.1	(0.8)	6.3	9 years
Internally developed software	16.5	(3.1)	13.4	5 to 7 years
Fair value adjustment for reserves for losses and loss adjustment expenses	102.8	(38.0)	64.8	(b)
Total other intangible assets	185.8	(46.5)	139.3
Total intangible assets	$362.1	$(209.9)	$152.2
(a) Amortized based on unearned premium earnout pattern.
(b) Amortized based on settlement pattern.
Total intangible asset amortization expense was $172.0 million for the year ended December 31, 2024 and $37.9 million for the period November 16, 2023 through December 31, 2023 (Successor).
The Company did not recognize any goodwill as a result of the Merger as the Company’s fair value of assets acquired and liabilities assumed exceeded the total consideration paid resulting in a bargain purchase, which is reflected as Additional paid-in capital on our Consolidated Balance Sheets. Refer to Note 2, “Recent Acquisitions, Disposals & Other Transactions” for additional detail.

The following table outlines the estimated future amortization expense related to definite lived intangible assets held as of December 31, 2024:

(in millions)
Years	As of December 31,
2025	$39.8
2026	25.7
2027	17.4
2028	13.3
2029	8.9
Thereafter	22.1
Total amortization expense	$127.2
Predecessor
As of December 31, 2020, all of our finite-lived intangible assets had been fully amortized and we had no amortization expense for the period January 1, 2023 through November 15, 2023 (Predecessor), and for the year ended December 31, 2022.
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
Leases
We determine if a contract contains a lease at inception and recognize operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments at the commencement date. As our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments. Lease agreements have lease and non-lease components. We account for these components separately, therefore our operating lease right-of-use asset and operating lease liabilities represent base rent only. Lease expense is recognized on a straight-line basis over the lease term. Renewal options are evaluated prior to the expiration date and recorded upon exercise. Refer to Note 5, “Leases” for additional detail.
Property and Equipment
Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and carried at cost less accumulated depreciation and are reported in Other assets in our Consolidated Balance Sheets. Depreciation is calculated using a straight-line method over the estimated useful lives of the assets, generally three to thirty-nine years. The accumulated depreciation for property and equipment was, $13.7 million and $2.3 million at December 31, 2024 and 2023, respectively. The net book value of our property and equipment at December 31, 2024 and 2023 was $20.6 million and $31.1 million, respectively. The depreciation expenses were $11.4 million for the year ended December 31, 2024, as compared to, $2.3 million for the period November 16, 2023 through December 31, 2023 (Successor), $9.1 million for the period January 1, 2023 through November 15, 2023 (Predecessor), and $22.3 million, for the year ended December 31, 2022.
Derivative Instruments
We enter into short-term, currency spot and forward contracts to manage operational currency exposure from our non-USD insurance operations. The forward contracts are typically thirty to ninety days and are renewed as management deems necessary to accomplish the objectives of the contracts. These foreign currency forward contracts are carried at fair value in Other assets on our Consolidated Balance Sheets at December 31, 2024 and 2023, respectively. The realized and unrealized gains and losses are included in Net realized investment and other gains (losses) in our Consolidated Statements of Income (Loss). The forwards contracts are not designated as hedges for accounting purposes.

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
Foreign Currency Exchange
The reporting currency of the Company is the U.S. dollar (“USD”). USD is the functional currency of all but one of our remaining foreign operations. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities that are denominated in local currencies are remeasured at the exchange rates in effect at the balance sheet date. The resulting gains and losses from changes in the foreign exchange rates are reflected in net income. Non-monetary assets and liabilities are not remeasured. In the case of our non-USD denominated available-for-sale investments, the change in exchange rates between the local currency and USD at each balance sheet date represents an unrealized appreciation or depreciation in value of these securities and is included as a component of Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. Revenues and expenses denominated in foreign currencies are translated at the prevailing exchange rate during the period with the resulting foreign exchange gains and losses included in net income (loss) for the period.
Translation gains and losses related to our operations denominated in local currencies are recorded as a component of stockholders’ equity in our Consolidated Balance Sheets. At December 31, 2024 and 2023, the foreign currency translation adjustments were a loss of $0.4 million and income of $0.1 million, respectively.

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
We recognize valuation allowance in Income tax provision (benefit) in our Consolidated Statements of Income (Loss).
Supplemental Cash Flow Information
Interest paid and income taxes paid (recovered) were as follows:

	Successor		Predecessor
	For the Year Ended	Period from	Period from	For the Year Ended
	December 31, 2024	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	December 31, 2022
(in millions)
Senior unsecured fixed rate notes	$9.3	$1.2	$8.2	$9.3
Junior subordinated debentures	24.4	4.1	19.3	13.5
Other indebtedness	1.9	—	0.8	1.3
Total interest paid	$35.6	$5.3	$28.3	$24.1

Income taxes paid	0.1	0.1	0.2	26.2
Income taxes recovered	(32.0)	—	(0.1)	(2.1)
Income taxes paid, net	$(31.9)	$0.1	$0.1	$24.1
Non-cash:
During the fourth quarter of 2024, BNRE Triangle Acquisition Inc. contributed an additional $300.0 million to the Company in the form of private loans. This contribution represents a non-cash transaction and does not impact our Consolidated Statements of Cash Flows.
Consolidated Statements of Cash Flows for the year ended December 31, 2024 excludes $3.3 million of non-cash activity for a lease which commenced in 2024. The lease is reflected on our Consolidated Balance Sheets in Operating lease right-of-use assets and Operating lease liabilities.
Recent Accounting Pronouncements
ASU 2023-06: On October 9, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-06—Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments modify the disclosure or presentation requirements on a variety of Topics in the Codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements and also facilitate the comparison of entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. Further, the amendments align the requirements in the Codification with the SEC’s regulations.

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
ASU 2023-07: On November 27, 2023, the FASB issued Accounting Standards Update 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments require the disclosure of significant segment expenses by reportable segment, enhance interim and annual disclosure requirements, and clarify circumstances in which an entity can disclose multiple segment measures of profit or loss. This ASU was effective on January 1, 2024 for annual filings (and January 1, 2025 for quarterly filings) and was applied retrospectively to prior periods presented in our consolidated financial statements for the Successor periods. As a result of adopting this ASU, we added additional information in Note 15, “Segment Information,” in the Notes to Consolidated Financial Statements.
ASU 2023-09: On December 14, 2023, the FASB issued Accounting Standards Update 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments improve income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures.
The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted.
We are currently evaluating the requirements of ASU 2023-09. However, as they apply to disclosure requirements, the adoption of the standard is not anticipated to have a material impact on our profitability, financial position or cash flows.
ASU 2024-03: On November 4, 2024, the FASB issued Accounting Standards Update 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses: Disaggregation of Income Statement Expenses, to improve interim and annual disclosures about a public business entity’s expenses by requiring more detailed information in the notes to the financial statements about certain expense categories, including purchases of inventory, employee compensation, depreciation, amortization, and selling expenses. We expect to adopt this ASU effective January 1, 2027 and the adoption will not affect our financial position or our results of operations, but will result in additional disclosures.
2.    Recent Acquisitions, Disposals & Other Transactions
Merger
On November 16, 2023, the Company completed the Merger, which resulted in a change to the Company’s ownership. The Company became an indirect wholly-owned subsidiary of Brookfield Wealth Solutions Ltd.
Pursuant to ASC 805, the total value of the consideration transferred was $1,058.9 million. This consisted of $1,056.6 million for 35,221,291 shares of common stock issued and outstanding immediately prior to the Merger which were automatically canceled and converted into the right to receive an amount in cash equal to $30.00, without interest, and a $2.3 million settlement of unvested employee stock. There is no contingent consideration arrangement in connection with the Merger.
On the date of the Merger, the transaction resulted in a $48.9 million bargain purchase since the value of the net assets acquired exceeded the purchase consideration. The bargain purchase determination is consistent with the fact that the Company’s shares traded at a discount to book value, and when considering the circumstances surrounding the Company at the time of sale, including those related to the strategic review.

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

Purchase Accounting Measurement Period Adjustment
The Merger resulted in a bargain purchase, which is uncommon, since the value of the net assets acquired exceeded the purchase consideration. The values of certain assets and liabilities were considered preliminary in nature and were subject to adjustment during the measurement period as additional information was obtained. As the valuations were finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed might have resulted in retrospective adjustments to the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.
During the three months ended September 30, 2024, the Company reduced its bargain purchase amount by $15.3 million to $33.6 million, resulting in a reduction to Additional paid-in capital. The adjustment related to the Company’s valuation of loss reserves.
Other Transactions
Merger with AGIH Merger Sub, Inc.
On September 25, 2024, the Company and AGIH Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“AGIH Merger Sub”), entered into an Agreement and Plan of Merger, pursuant to which, among other things, AGIH Merger Sub merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger with AGIH Merger Sub, Inc.”). The purpose of the Merger with AGIH Merger Sub, Inc., was to reduce the Company’s annual franchise taxes in the State of Delaware by reducing the number of authorized shares of the Company’s common stock and preferred stock. In connection with the consummation of the Merger with AGIH Merger Sub, Inc., the number of authorized shares of the Company’s common stock decreased from 2,000,000,000 to 1,000, each share of the Company’s common stock, par value $1.00 per share, of the Company was converted into and became one hundred millionth (1/100,000,000) of a validly issued, fully paid, and non-assessable share of common stock, par value $0.01 per share, of the Company, and the number of authorized shares of the Company’s preferred stock decreased from 30,000,000 to 10,000.
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

Fixed Maturities
The amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses, and fair value in fixed maturity investments were as follows:

December 31, 2024
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturities
U.S. Governments	$222.3	$1.5	$0.6	$—	$223.2
Foreign Governments	7.1	—	—	—	7.1
Obligations of states and political subdivisions	80.1	1.6	—	—	81.7
Corporate bonds	1,033.5	19.4	1.3	0.9	1,050.7
Commercial mortgage-backed securities	276.6	10.0	0.3	—	286.3
Residential mortgage-backed securities	201.0	2.8	0.6	—	203.2
Asset-backed securities	104.9	2.6	0.1	—	107.4
Collateralized loan obligations	107.4	2.1	0.2	—	109.3
Total fixed maturities	$2,032.9	$40.0	$3.1	$0.9	$2,068.9

December 31, 2023
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturities
U.S. Governments	$357.7	$4.5	$—	$—	$362.2
Foreign Governments	27.9	2.6	—	0.2	30.3
Obligations of states and political subdivisions	92.4	2.0	—	—	94.4
Corporate bonds	1,185.0	28.9	0.8	—	1,213.1
Commercial mortgage-backed securities	270.9	10.1	0.5	—	280.5
Residential mortgage-backed securities	235.2	13.6	—	—	248.8
Asset-backed securities	140.4	1.7	0.1	—	142.0
Collateralized loan obligations	212.0	2.1	—	—	214.1
Total fixed maturities	$2,521.5	$65.5	$1.4	$0.2	$2,585.4
Contractual Maturity
The amortized cost and fair values of fixed maturity investments as of December 31, 2024, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$262.5	$263.9
Due after one year through five years	887.4	898.7
Due after five years through ten years	173.0	179.4
Due after ten years	20.1	20.7
Structured securities	689.9	706.2
Total	$2,032.9	$2,068.9
The actual maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations. The model duration of the assets comprising our fixed maturity investment portfolio was 2.66 years and 2.68 years at December 31, 2024 and 2023, respectively.

Other Investments
Details regarding the carrying value and unfunded investment commitments of other investments as of December 31, 2024 and 2023 were as follows:

December 31, 2024
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$27.5	$—
Private equity	262.4	214.1
Real estate equity investments	282.6	—
Other	4.9	6.8
Total other investments	$577.4	$220.9

December 31, 2023
(in millions)	Carrying Value	Unfunded Commitments
Investment Type
Hedge funds	$56.2	$—
Private equity	250.3	93.4
Other	4.5	—
Total other investments	$311.0	$93.4
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
Unrealized Losses and Other-than-temporary Impairments
An aging of unrealized losses on our investments in fixed maturities is presented below.

December 31, 2024	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value (1)	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value (1)	Unrealized Losses
Fixed maturities
U.S. Governments	$17.4	$0.6	$—	$—	$17.4	$0.6
Corporate bonds	19.6	1.2	1.7	0.1	21.3	1.3
Commercial mortgage-backed securities	9.7	0.1	8.0	0.2	17.7	0.3
Residential mortgage-backed securities	48.9	0.6	—	—	48.9	0.6
Asset-backed securities	9.9	0.1	—	—	9.9	0.1
Collateralized loan obligations	11.5	0.2	—	—	11.5	0.2
Total fixed maturities	$117.0	$2.8	$9.7	$0.3	$126.7	$3.1
(1) Current year presentation: The fair values associated with unrealized losses less than $0.1 are not presented in the table above.

December 31, 2023	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$—	$—	$—	$—	$—	$—
Foreign Governments	0.1	—	—	—	0.1	—
Obligations of states and political subdivisions	0.5	—	—	—	0.5	—
Corporate bonds	38.7	0.8	—	—	38.7	0.8
Commercial mortgage-backed securities	32.2	0.5	—	—	32.2	0.5
Residential mortgage-backed securities	2.9	—	—	—	2.9	—
Asset-backed securities	11.4	0.1	—	—	11.4	0.1
Collateralized loan obligations	21.4	—	—	—	21.4	—
Total fixed maturities	$107.2	$1.4	$—	$—	$107.2	$1.4
We hold a total of 1,042 fixed maturity securities, of which 105 were in an unrealized loss position for less than one year and 13 were in an unrealized loss position for a period one year or greater as of December 31, 2024.
For fixed maturities with a decline in fair value below the amortized cost due to credit-related factors, an allowance is established for the difference between the estimated recoverable value and amortized cost with a corresponding charge to Net investment and other gains (losses) in the Consolidated Statements of Income (Loss). The allowance is limited to the difference between amortized cost and fair value. The estimated recoverable value is the present value of cash flows expected to be collected, as determined by management. The difference between fair value and amortized cost that is not associated with credit-related factors is reported as a separate component of stockholders’ equity in other comprehensive income (loss). Accrued interest is excluded from the measurement of the allowance for credit losses.
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

The following table presents a roll-forward of the changes in allowance for credit losses on available-for-sale fixed maturities by industry category for the months ending December 31, 2024 and 2023, respectively:

	Predecessor
	Foreign Governments	Obligations of states and political subdivisions	Corporate bonds	Asset backed securities	Total
Balance, January 1, 2023	$0.7	$0.4	$1.6	$0.1	$2.8
Securities for which allowance was not previously recorded	0.1	0.5	2.1	—	2.7
Securities sold during the period	—	—	(0.7)	—	(0.7)
Reductions for credit impairments	—	—	—	—	—
Additional net increases (decreases) in existing allowance	0.3	(0.4)	(0.4)	—	(0.5)
Balance, through November 15, 2023	$1.1	$0.5	$2.6	$0.1	$4.3

	Successor
Balance, November 16, 2023	$—	$—	$—	$—	$—
Additions-initial adoption of accounting standard	—	—	—	—	—
Securities for which allowance was not previously recorded	—	—	—	—	—
Securities sold during the period	—	—	—	—	—
Reductions for credit impairments	—	—	—	—	—
Additional net increases (decreases) in existing allowance	—	—	0.2	—	0.2
Balance, through December 31, 2023	$—	$—	$0.2	$—	$0.2
Additions-initial adoption of accounting standard	—	—	—	—	—
Securities for which allowance was not previously recorded	—	—	0.8	—	0.8
Securities sold during the period	—	—	(0.1)	—	(0.1)
Reductions for credit impairments	—	—	—	—	—
Additional net increases (decreases) in existing allowance	—	—	—	—	—
Balance, December 31, 2024	$—	$—	$0.9	$—	$0.9

	Predecessor
(in millions)	Mortgage loans	Private loans	Total
Balance, January 1, 2023	$0.2	$—	$0.2
Additions-initial adoption of accounting standard	—	—	—
Securities for which allowance was not previously recorded	—	—	—
Securities sold during the period	—	—	—
Reductions for credit impairments	—	—	—
Additional net increases (decreases) in existing allowance	—	—	—
Balance, through November 15, 2023	$0.2	$—	$0.2

	Successor
Balance, November 16, 2023	$0.2	$—	$0.2
Additions-initial adoption of accounting standard	—	—	—
Securities for which allowance was not previously recorded	—	—	—
Securities sold during the period	—	—	—
Reductions for credit impairments	—	—	—
Additional net increases (decreases) in existing allowance	—	—	—
Balance, through December 31, 2023	$0.2	$—	$0.2
Additions-initial adoption of accounting standard	—	—	—
Securities for which allowance was not previously recorded	0.8	4.8	5.6
Securities sold during the period	(0.4)	—	(0.4)
Reductions for credit impairments	—	—	—
Additional net increases (decreases) in existing allowance	0.6	(0.4)	0.2
Balance, December 31, 2024	$1.2	$4.4	$5.6

Mortgage Loans
Mortgage loan investments are composed of participation interests in a portfolio of commercial and residential mortgage loans. Loan collateral is diversified with regard to property type and geography. The following table presents loans by property type:

	December 31, 2024
(in millions)	Cost	Composition	Loan Count
Apartments	$82.5	39.3%	10
Hotel	12.6	6.0%	1
Industrial	69.2	32.9%	3
Office	26.0	12.4%	1
Retail	19.8	9.4%	2
Total	$210.1	100.0%	17

	December 31, 2023
(in millions)	Cost	Composition	Loan Count
Apartments	$76.1	52.6%	16
Hotel	22.4	15.4%	4
Industrial	26.0	18.0%	4
Retail	20.3	14.0%	4
Total	$144.8	100.0%	28

The following table presents our commercial mortgage loans by Debt Service Coverage Ratio (“DSCR”):

	December 31, 2024
(in millions)	Cost	Loan Count
Less than 1.00	$12.2	3
1.00 to 1.50	37.1	4
Greater than 1.5 to 2.0	135.7	8
Greater than 2.0 to 3.0	12.6	1
Total	$197.6	16

	December 31, 2023
(in millions)	Cost	Loan Count
Less than 1.00	$36.2	8
1.00 to 1.50	29.4	6
Greater than 1.5 to 2.0	30.9	6
Greater than 2.0 to 3.0	36.0	6
Greater than 3.0 to 4.0	12.3	2
Total	$144.8	28

The following table presents loans by Loan To Value (“LTV”):

	December 31, 2024
(in millions)	Cost	Loan Count
Equal to or less than 50.0%	$1.7	2
Greater than 50.0% to 55.0%	43.2	1
Greater than 55.0% to 60.0%	12.4	1
Greater than 60.0% to 70.0%	47.6	4
Greater than 70.0%	105.2	9
Total	$210.1	17

	December 31, 2023
(in millions)	Cost	Loan Count
Equal to or less than 50.0%	$12.3	2
Greater than 50.0% to 55.0%	9.1	2
Greater than 55.0% to 60.0%	18.9	4
Greater than 60.0% to 70.0%	37.3	6
Greater than 70.0%	67.2	14
Total	$144.8	28

The following table presents loans by maturity:

	December 31, 2024
(in millions)	Cost	Loan Count
One Year or Less	$34.9	3
Greater than One Year and Less than Three Years	103.5	7
Greater than Three Years and Less than Five Years	17.7	2
Greater than Five Years and Less than Seven Years	0.0	0
Greater than Seven Years and Less than Ten Years	54.0	5
Total	$210.1	17

	December 31, 2023
(in millions)	Cost	Loan Count
One Year or Less	$19.7	4
Greater than One Year and Less than Three Years	34.9	6
Greater than Three Years and Less than Five Years	32.4	6
Greater than Five Years and Less than Seven Years	17.2	4
Greater than Seven Years and Less than Ten Years	40.6	8
Total	$144.8	28

Investment and Other Gains and Losses
The following table presents our gross realized investment gains and losses:

	Successor		Predecessor
	For the Year Ended	Period from	Period from	For the Year Ended
(in millions)	December 31, 2024	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	December 31, 2022
Realized gains on fixed maturities and other:
Fixed maturities	$10.9	$0.1	$0.6	$20.5
Other investments, including short-term investments	8.0	5.4	14.9	34.8
Total realized gains on fixed maturities and other	18.9	5.5	15.5	55.3
Realized losses on fixed maturities and other:
Fixed maturities	(1.4)	—	(25.7)	(29.9)
Other investments, including short-term investments	(4.1)	(5.4)	(11.3)	(51.1)
Other assets	(3.2)	—	—	—
Total realized losses on fixed maturities and other	(8.7)	(5.4)	(37.0)	(81.0)

Other net losses recognized on fixed maturities and other:
Credit gains (losses) on fixed maturities	(0.8)	(0.2)	(2.2)	(4.6)
Impairment related to change in intent(1)	—	—	(2.9)	(34.2)
Other(2)	(6.1)	—	(8.4)	(55.1)
Total realized losses on fixed maturities and other	(6.9)	(0.2)	(13.5)	(93.9)

Equity securities
Net realized gains (losses) on equity securities	(0.9)	—	6.8	1.2
Change in unrealized gains (losses) on equity securities held at the end of the period	17.6	(0.2)	5.5	3.1
Net gains (losses) on equity securities	16.7	(0.2)	12.3	4.3
Net investment and other gains (losses) before income taxes	20.0	(0.3)	(22.7)	(115.3)
Income tax (benefit) provision	4.2	(0.1)	(6.8)	(10.0)
Net investment and other gains (losses), net of income taxes	$15.8	$(0.2)	$(15.9)	$(105.3)
(1) Refer to the Loss Portfolio Transfer - U.S. in Note 2, “Recent Acquisitions, Disposals & Other Transactions” in our 2023 Form 10-K for the year ended December 31, 2022.
(2) Refer to the sale of AGSE and Argo Seguros in Note 2, “Recent Acquisitions, Disposals & Other Transactions” in our 2023 Form 10-K for the year ended December 31, 2022.
The cost of securities sold is based on the specific identification method.

Changes in unrealized gains (losses) related to investments are summarized as follows:

	Successor		Predecessor
	For the Year Ended	Period from	Period from	For the Year Ended
(in millions)	December 31, 2024	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	December 31, 2022
Change in unrealized gains (losses)
Fixed maturities	$(25.0)	$64.2	$41.2	$(383.7)
Other and short-term investments	(0.2)	0.4	2.0	(0.8)
Net unrealized investment gains (losses) before income taxes	(25.2)	64.6	43.2	(384.5)
Income tax provision (benefit)	(5.3)	13.5	7.4	(71.7)
Net unrealized investment gains (losses), net of income taxes	$(19.9)	$51.1	$35.8	$(312.8)
Foreign Currency Exchange Forward Contracts
We entered into foreign currency exchange forward contracts primarily to manage operation currency exposure from our non-USD insurance operations. We also invested in a total return strategy which invested in multiple currencies, and that investment was terminated in mid-2021. The currency forward contracts are carried at fair value in our Consolidated Balance Sheets in Accrued underwriting expenses and other liabilities and Other assets at December 31, 2024 and 2023. The net realized gains and (losses) are included in Net realized investment and other gains (losses) in our Consolidated Statements of Income (Loss).
The fair value of our foreign currency exchange forward contracts as of December 31, 2024 and 2023 was as follows:

	As of
	December 31, 2024		December 31, 2023
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Operational currency exposure	$—	$—	$75.4	$1.8
Asset manager investment exposure	151.0	2.7	89.1	(0.5)
Total	$151.0	$2.7	$164.5	$1.3
The following table presents our gross investment realized gains and losses on our foreign currency exchange forward contracts:

	Successor		Predecessor
	For the Year Ended	Period from	Period from	For the Year Ended
(in millions)	December 31, 2024	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	December 31, 2022
Realized gains
Operational currency exposure	$2.8	$4.5	$12.0	$30.0
Asset manager investment exposure	6.4	—	1.5	3.9
Gross realized investment gains	9.2	4.5	13.5	33.9
Realized losses
Operational currency exposure	(3.6)	(2.9)	(11.4)	(46.3)
Asset manager investment exposure	(1.7)	(0.7)	(1.0)	(0.9)
Gross realized investment losses	(5.3)	(3.6)	(12.4)	(47.2)
Net realized investment gains (losses) on foreign currency exchange forward contracts	$3.9	$0.9	$1.1	$(13.3)

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

	As of
(in millions)	December 31, 2024	December 31, 2023
Securities and cash on deposit for regulatory and other purposes	$180.1	$153.4
Securities pledged as collateral for letters of credit and other	40.1	109.2
Total restricted investments	$220.2	$262.6
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
We receive fair value prices from third-party pricing services and our outside investment managers. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities, and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of December 31, 2024 and 2023. A description of the valuation techniques we use to measure assets at fair value is as follows:
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
Equity Securities Level 1: Equity securities are reported at fair value using Level 1 inputs. For these securities, we obtain fair value measurements from a third-party pricing service using quoted prices (unadjusted) in active markets at the reporting date.
Equity Securities Level 3: We own certain equity securities that are reported at fair value using Level 3 inputs. The valuation techniques for these securities include the following:
•Fair value measurements from asset managers based on broker quotes that may be non-binding or use inputs that can be difficult to corroborate with observable market data. Due to the lack of transparency into broker valuation methodologies, valuations based on broker quotes are categorized into Level 3.
•Fair value measurements for private CLO equity tranches that utilize discounted cash flow techniques and incorporate unobservable assumptions.
•Fair value measurements for investments in commercial real estate entities utilizing valuation techniques that incorporate unobservable assumptions, including equity investments in real entities for which we have elected the fair value option. We elect the fair value option for certain investments in order to reflect fair value changes in Net investment and other gains (losses) on our Consolidated Statements of Income (Loss). We apply the equity method of accounting to other similar investments where we have not elected the fair value option of accounting and include those investments within Other investments on our Consolidated Balance Sheets.
Short-term Investments: Short-term investments are principally reported at fair value using Level 1 inputs, with the exception of short-term corporate and governmental bonds reported at fair value using Level 2 inputs as described in the fixed maturities section above. Values for the investments categorized as Level 1 are obtained from various financial institutions as of the reporting date.
Based on an analysis of the inputs, our financial assets and liabilities measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2024	Level 1	Level 2	Level 3
Fixed maturities
U.S. Governments	$223.2	$221.0	$2.2	$—
Foreign Governments	7.1	—	7.1	—
Obligations of states and political subdivisions	81.7	—	81.7	—
Corporate bonds	1,050.7	—	1,028.0	22.7
Commercial mortgage-backed securities	286.3	—	286.3	—
Residential mortgage-backed securities	203.2	—	203.2	—
Asset-backed securities	107.4	—	93.5	13.9
Collateralized loan obligations	109.3	—	109.3	—
Total fixed maturities	2,068.9	221.0	1,811.3	36.6
Equity securities	413.0	297.5	—	115.5
Other investments	4.7	—	0.2	4.5
Short-term investments	209.1	208.9	0.2	—
Derivatives	24.2	—	24.2	—
Total assets	$2,719.9	$727.4	$1,835.9	$156.6

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2023	Level 1	Level 2	Level 3
Fixed maturities
U.S. Governments	$362.2	$360.1	$2.1	$—
Foreign Governments	30.3	—	30.3	—
Obligations of states and political subdivisions	94.4	—	94.4	—
Corporate bonds	1,213.1	—	1,180.5	32.6
Commercial mortgage-backed securities	280.5	—	280.5	—
Residential mortgage-backed securities	248.8	—	248.8	—
Asset-backed securities	142.0	—	124.2	17.8
Collateralized loan obligations	214.1	—	214.1	—
Total fixed maturities	2,585.4	360.1	2,174.9	50.4
Equity securities	10.7	4.3	—	6.4
Other investments	0.2	—	0.2	—
Short-term investments	429.5	429.0	0.5	—
Derivatives	1.3	—	1.3	—
Total assets	$3,027.1	$793.4	$2,176.9	$56.8

The fair value measurements in the tables above do not equal to Total investments on our Consolidated Balance Sheets as they primarily exclude Mortgage loans, Private loans, certain Other investments and certain Short-term investments. Our mortgage loans and private loans, some of which are classified as short-term investments based on the time to maturity at acquisition, are carried at amortized cost. Certain other investments are accounted for in accordance with the equity-method of accounting, carried at amortized cost or use NAV as a practical expedient.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:
Fair Value Measurements Using Observable Inputs (Level 3)

(in millions)	Fixed Maturities	Equity Securities	Other Investments	Total
Beginning balance, January 1, 2024	$50.4	$6.4	$—	$56.8
Transfers into Level 3	0.7	—	—	0.7
Transfers out of Level 3	(10.1)	—	—	(10.1)
Total gains or losses (realized/unrealized):
Included in net income	1.5	28.3	—	29.8
Included in other comprehensive income	(0.7)	—	—	(0.7)
Purchases, issuances, sales, and settlements:
Purchases	2.5	80.9	8.3	91.7
Sales	—	(0.1)	(1.6)	(1.7)
Settlements	(7.7)	—	(2.2)	(9.9)
Ending balance, December 31, 2024	$36.6	$115.5	$4.5	$156.6
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2024	$—	$28.4	$—	$28.4

(in millions)	Credit Financial	Equity Securities	Total
Beginning balance, January 1, 2023	$40.7	$15.5	$56.2
Transfers into Level 3	5.6	—	5.6
Transfers out of Level 3	(5.6)	(7.6)	(13.2)
Total gains or losses (realized/unrealized):
Included in net income	(0.1)	(0.4)	(0.5)
Included in other comprehensive loss	0.8	—	0.8
Purchases, issuances, sales, and settlements:
Purchases	10.6	—	10.6
Sales	(0.5)	(1.1)	(1.6)
Settlements	(1.1)	—	(1.1)
Ending balance, December 31, 2023	$50.4	$6.4	$56.8
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2023	$—	$(0.8)	$(0.8)
At December 31, 2024 and 2023, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis or any financial liabilities on a recurring basis.
The Company holds investments in mortgage loans and private loans reported at cost, less an allowance for expected credit losses on the Consolidated Balance Sheets. The allowance for expected credit losses on mortgage loans was $1.2 million and $0.2 million at December 31, 2024 and 2023, respectively. The allowance for expected credit losses on private loans was $4.4 million and $0.0 million at December 31, 2024 and 2023, respectively. The cost and estimated fair value of the investments in mortgage and private loans were:

	As of
	December 31, 2024		December 31, 2023
(in millions)	Cost	Fair Value	Cost	Fair Value
Mortgage Loans	$210.1	$214.2	$144.8	$148.8
Private Loans	577.3	597.2	—	—
Total	$787.4	$811.4	$144.8	$148.8

4.    Allowance for Credit Losses
Premiums receivable
The following table represents the balances of premiums receivable, net of allowance for estimated uncollectible premiums, including expected lifetime credit losses, and the changes in the allowance for the respective periods:

(in millions)	Premiums Receivable, Net of Allowance for Estimated Uncollectible Premiums	Allowance for Estimated Uncollectible Premiums
	Successor
Balance, November 16, 2023	$306.8	$—
Current period change for estimated uncollectible premiums		3.3
Write-offs of uncollectible premiums receivable		(0.3)
Balance, December 31, 2023	$230.7	$3.0
Current period change for estimated uncollectible premiums		6.9
Write-offs of uncollectible premiums receivable		(2.1)
Balance, December 31, 2024	$179.5	$7.8

	Predecessor
Balance, December 31, 2022	$292.0	$4.7
Current period change for estimated uncollectible premiums		5.4
Write-offs of uncollectible premiums receivable		(2.7)
Balance, November 15, 2023	$306.8	$7.4
Reinsurance Recoverables
The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, including expected credit losses, and changes in the allowance for the respective periods:

(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance
	Successor
Balance, November 16, 2023	$2,981.6	$—
Balance, December 31, 2023	$2,959.3	$—
Current period change for estimated uncollectible reinsurance		5.8
Balance, December 31, 2024	$3,053.2	$5.8

	Predecessor
Balance, December 31, 2022	$3,029.1	$4.7
Balance, November 15, 2023	$2,981.6	$4.7
We primarily utilize A.M. Best credit ratings when determining the allowance, adjusted as needed based on our historical experience with the reinsurers. Certain of our reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.

5.    Leases
Our operating lease obligations are for our office facilities. Our leases have remaining lease terms ranging between less than 1 year and 9 years, some of which include options to extend the leases.
The lease information is as follows:

	December 31,
	2024	2023
(in millions)
Operating leases right-of-use assets	$47.6	$51.2
Operating lease liabilities	49.1	51.4

Operating lease weighted-average remaining lease term	6.80	7.70
Operating lease weighted-average discount rate	6.07%	6.13%

	Successor		Predecessor
	For the Year Ended	Period from	Period from	For the Year Ended
	December 31, 2024	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	December 31, 2022
(in millions)
Operating lease costs	$5.2	$0.7	$5.2	$8.1
Variable lease costs	2.3	0.5	3.3	4.7
Sublease income	(1.0)	(0.1)	(0.9)	(1.0)
Total lease costs	$6.5	$1.1	$7.6	$11.8
Our short-term leases as of December 31, 2024 and 2023 were not material.
Future minimum lease payments under operating leases as of December 31, 2024 were as follows:

December 31,
(in millions)	2024
2025	$9.9
2026	9.5
2027	8.9
2028	7.6
2029	7.2
Thereafter	16.8
Total future minimum lease payments	59.9
Less imputed interest	(10.8)
Total operating lease liability	$49.1

6.    Reinsurance
We reinsure certain risks with other insurance companies. Such arrangements serve to limit our maximum loss on certain individual risks as well as on catastrophes and large or unusually hazardous risks. We are liable to our insureds for reinsurance ceded in the event our reinsurers do not meet their obligations. Thus, a credit exposure exists with respect to reinsurance ceded to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. Our allowance for uncollectible reinsurance balances receivable on paid losses and incurred claims was $5.8 million at December 31, 2024 as compared to nil at December 31, 2023 (see Note 4, “Allowance for Credit Losses” for additional information). Under certain reinsurance agreements, collateral, including letters of credit, is held to secure performance of reinsurers in meeting their obligations. The amount of such collateral was $1,157.9 million and $1,212.2 million at December 31, 2024 and December 31, 2023, respectively. The collateral we hold does not apply to our entire outstanding reinsurance recoverable. Rather, collateral is provided on an individual contract basis, as appropriate. For each individual reinsurer, the collateral held may exceed or fall below the total outstanding recoverable from that individual reinsurer.
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
In light of collateral held, we believe that no exposure to a single reinsurer represents an inappropriate concentration of credit risk to the Company. Gross reinsurance assets due from reinsurers exceeding five percent of our total reinsurance assets were approximately $836.1 million and $945.0 million at December 31, 2024 and 2023, respectively, of which approximately $367.3 million and $465.1 million, respectively, was secured by collateral.
Estimated losses recoverable from reinsurers and the ceded portion of unearned premiums are reported as assets in our Consolidated Balance Sheets. Included in Reinsurance recoverables are paid loss recoverables of $258.5 million and $161.9 million as of December 31, 2024 and 2023, respectively. Earned premiums and losses and loss adjustment expenses are reported net of reinsurance in our Consolidated Statements of Income (Loss).
Losses and loss adjustment expenses were $1,018.3 million for the year ended December 31, 2024, $94.2 million for the period ended period November 16, 2023 through December 31, 2023 (Successor), $1,043.2 million for January 1, 2023 through November 15, 2023 (Predecessor), and, $1,166.9 million for the year ended December 31, 2022, are net of amounts ceded to reinsurers of $825.3 million, $79.3 million, $607.3 million and $958.8 million, respectively.
We are required to accept certain assigned risks and other legally mandated reinsurance obligations. Prior to the mid-1980s, we assumed various forms of casualty reinsurance for which we continue to maintain reserves for losses and loss adjustment expenses. For such assumed reinsurance transactions, we engage in various monitoring steps that are common with assumed reinsurance such as ongoing claims reviews. We assumed property related reinsurance primarily through Argo Re.

Premiums were as follows:

	Successor		Predecessor
	For the Year Ended	Period from	Period from	For the Year Ended
	December 31, 2024	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	December 31, 2022
(in millions)
Direct written premiums	$1,740.6	$186.0	$1,907.9	$2,682.8
Reinsurance ceded to other companies	(775.5)	(66.8)	(803.6)	(1,106.7)
Reinsurance assumed from other companies	5.2	5.1	40.4	165.4
Net written premiums	$970.3	$124.3	$1,144.7	$1,741.5
Direct earned premiums	$1,843.3	$252.3	$1,906.5	$2,757.8
Reinsurance ceded to other companies	(773.6)	(98.4)	(724.9)	(1,205.3)
Reinsurance assumed from other companies	20.1	8.4	44.3	187.9
Net earned premiums	$1,089.8	$162.3	$1,225.9	$1,740.4
Percentage of reinsurance assumed to net earned premiums	1.8%	5.2%	3.6%	10.8%

7.     Reserves for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	Successor		Predecessor
	For the Year Ended	Period from	Period from	For the Year Ended
(in millions)	December 31, 2024	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	December 31, 2022
Net reserves beginning of the period	$2,747.1	$2,734.6	$2,213.1	$3,123.2
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	763.4	94.2	775.3	1,102.2
Prior accident years	254.9	—	267.9	64.7
Losses and LAE incurred during calendar year, net of reinsurance	1,018.3	94.2	1,043.2	1,166.9
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	91.4	33.5	100.6	171.5
Prior accident years	687.0	51.8	427.3	828.0
Losses and LAE payments made during current calendar year, net of reinsurance:	778.4	85.3	527.9	999.5
Add/(Deduct):
Divestitures (1)	—	—	24.4	(35.2)
Reclassified to liabilities held-for-sale (2)	—	—	—	(313.0)
Net reserves ceded to Syndicate 1200 (2)	—	—	—	(129.6)
Deferred gain on U.S. loss portfolio transfer, net of amortization	—	—	(40.9)	—
Loss portfolio transfer:
U.S. (3)	—	—	—	(472.6)
Syndicate 1200 (for years of account 2018 and 2019) (4)	—	—	—	(144.0)
Retroactive reinsurance (5)	—	—	21.7	—
Change in participation interest (6)	—	—	—	34.3
Purchase accounting adjustment (7)	19.4	—	—	—
Total net reserve adjustments	19.4	—	5.2	(1,060.1)
Foreign exchange adjustments	(2.5)	3.6	1.0	(17.4)
Net reserves - end of period	3,003.9	2,747.1	2,734.6	2,213.1
Add:
Reinsurance recoverables on unpaid losses and LAE, end of year	2,794.7	2,797.4	2,791.8	2,838.5
Gross reserves - end of period	$5,798.6	$5,544.5	$5,526.4	$5,051.6
(1)For the period ended November 15, 2023, the adjustment relates to the year-to-date activity of Syndicate 1200 and on reinsurance contracts with AUA subsidiaries. Refer to the sale of Argo Underwriting Agency Limited in Note 2, “Recent Acquisitions, Disposals & Other Transactions” in our 2023 Form 10-K for additional information. For the period ended December 31, 2022, refer to the sale of Argo Seguros and AGSE in Note 2, “Recent Acquisitions, Disposals & Other Transactions” in our 2023 Form 10-K for additional information.
(2)Refer to the sale of Argo Underwriting Agency Limited in Note 2, “Recent Acquisitions, Disposals & Other Transactions” in our 2023 Form 10-K for additional information. Additionally, the Company reduced net reserves in the amount of $129.6 million for reinsurance contracts with AUA subsidiaries, which were reclassified to held-for-sale.
(3)Loss portfolio transfer of the Company’s U.S. casualty insurance reserves for accident years 2011 to 2019. Refer to Note 2, “Recent Acquisitions, Disposals & Other Transactions” in our 2023 Form 10-K for additional information.
(4)Loss portfolio transfer on Syndicate 1200's reserves for the 2018 and 2019 years of account. Refer to Note 2, “Recent Acquisitions, Disposals & Other Transactions” in our 2023 Form 10-K for additional information.
(5)In connection with the sale of AUA, the Company entered into two retroactive reinsurance agreements with AUA subsidiaries.
(6)Amount represents the change in reserves due to changing our participation in Syndicates 1200 and 1910.

(7)Impact of measurement period adjustment in connection with the Merger. Refer to Note 2, “Recent Acquisitions, Disposals & Other Transactions” for additional information.
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
The impact from the net unfavorable (favorable) development of prior accident years’ losses and LAE reserves on each reporting segment is presented below:

	Successor
	For the Year Ended	Period from
(in millions)	December 31, 2024	November 16, 2023 through December 31, 2023
Casualty Lines	$87.7	$—
Specialty Lines	3.1	—
Run-off Lines	164.1	—
Total (favorable) unfavorable prior-year development	$254.9	$—

	Predecessor
	Period from	For the Year Ended
(in millions)	January 1, 2023 through November 15, 2023	December 31, 2022
U.S. Operations	$246.3	$64.5
International Operations	21.4	(2.7)
Run-off Lines	0.2	2.9
Total (favorable) unfavorable prior-year development	$267.9	$64.7
The following describes the primary factors behind each segment’s net prior accident year reserve development for the year ended December 31, 2024, for the period January 1, 2023 through November 15, 2023 (Predecessor), and for the year ended December 31, 2022:
Year ended December 31, 2024:
•Casualty Lines: Net unfavorable development related to the recognition of higher-than-expected loss experience, primarily in construction segments, along with updates to the expectations for future loss experience and development for Bermuda Casualty.
•Specialty Lines: Net unfavorable development related to the recognition of higher-than-expected loss experience in Inland Marine, along with small offsetting amounts across other specialty segments.
•Run-off Lines: Net unfavorable development related to the recognition of higher-than-expected loss experience across several runoff segments, including U.S. and Bermuda professional lines, Trident, and assumed business from our former Malta operations sold in 2022, along with updates to the expectations for future loss experience and development for U.S. and Bermuda professional lines.

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
Actuarial models base future emergence on historic experience, with adjustments for current trends, and the appropriateness of these assumptions involved more uncertainty as of December 31, 2024. We expect there will be impacts to the timing of loss emergence and ultimate loss ratios for certain coverages we underwrite. The industry is experiencing new issues, including the temporary suspension of civil court cases in most states, the extension of certain statutes of limitations and the impact on our insureds from a significant reduction in economic activity. Our booked reserves include consideration of these factors, but legislative, regulatory or judicial actions could result in loss reserve deficiencies and reduce earnings in future periods.
Short-Duration Contract Disclosures
Our basis for disaggregating short-duration contracts is by each of our three ongoing reporting segments, Casualty Lines, Specialty Lines, and Run-off. We have chosen to disaggregate the data in this way so as to not obscure useful information by otherwise aggregating items with significantly different characteristics. See Note 15, “Segment Information,” for additional information regarding our three ongoing reporting segments.
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

As described above, various actuarial methods are used to determine the reserves for losses and LAE recorded in our Consolidated Balance Sheets. Weightings of methods at a detailed level may change from evaluation to evaluation based on a number of observations, measures, and time elements. In comparing loss reserve methods and assumptions used at December 31, 2024 as compared with methods and assumptions used at December 31, 2023, management has not changed or adjusted methodologies or assumptions in any significant manner.
Incurred & Paid Claims Development Disclosures
The following tables provide information about incurred and cumulative paid losses and allocated loss adjustment expenses (“ALAE”), net of reinsurance. The following tables also include IBNR reserves plus expected development on reported claims and the cumulative number of reported claims as of December 31, 2024.

Reporting Segment: Casualty Lines (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)	2022 (1)	2023 (1)	2024 (1)
2015	$186.8	$186.8	$187.3	$194.1	$191.2	$198.4	$212.1	$158.7	$185.3	$202.2
2016		205.6	204.9	191.6	179.6	178.7	184.5	162.4	157.1	159.4
2017			228.1	227.0	231.7	233.9	257.5	147.6	216.1	225.2
2018				253.4	261.2	245.9	241.3	194.3	174.4	190.3
2019					248.1	243.5	233.5	359.3	144.2	143.4
2020						235.4	213.3	190.2	203.3	233.2
2021							257.1	243.7	247.6	255.8
2022								306.7	302.4	300.4
2023									332.8	328.5
2024										331.4
									Total	$2,369.8

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)	2022 (1)	2023 (1)	2024 (1)
2015	$11.7	$30.7	$70.5	$98.2	$119.4	$141.4	$161.4	$174.3	$174.9	$175.6
2016		12.3	33.4	58.3	91.7	110.8	128.9	131.7	132.6	137.1
2017			12.7	43.4	72.8	124.6	158.4	164.3	171.8	188.6
2018				16.2	58.6	100.7	130	140.6	146.3	148.6
2019					15.2	49.9	80.1	90.5	97.9	101.9
2020						13.3	33.9	54.4	79.9	116.8
2021							13.1	37.4	70.3	104.3
2022								12.9	42.4	72.9
2023									13.8	51.8
2024										12.9
									Total	1,110.5
Other Casualty outstanding liabilities including unpaid loss and ALAE prior to 2014, net of reinsurance										54.2
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$1,313.5

	As of December 31, 2024
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2015	$202.2	$14.9	5,764
2016	159.4	16.1	5,853
2017	225.2	30.1	8,831
2018	190.3	30.9	9,352
2019	143.4	21.6	9,210
2020	233.2	62.7	7,137
2021	255.8	103.8	7,591
2022	300.4	181.6	7,728
2023	328.5	238.1	6,341
2024	331.4	289.3	4,989
(1)Information presented for calendar years prior to 2024 is required supplementary information and is unaudited.
(2)During 2021, the Company revised the manner in which it measures reported claims. The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims. During 2021, we implemented additional processes to consolidate multiple data sources for U.S. Operations reserving. As part of that process, the level of detail used to determine the number of reported claims for some of the business units in U.S. Operations changed. As a result, the cumulative number of reported claims for each accident year presented above as of December 31, 2021 is not comparable to the cumulative number of reported claims disclosed in previously issued financial statements.

Reporting Segment: Specialty Lines (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)	2022 (1)	2023 (1)	2024 (1)
2015	$49.2	$50.8	$45.9	$47.5	$47.8	$47.4	$47.5	$45.0	$45.0	$45.4
2016		40.6	41.0	41.2	44.9	43.7	43.4	42.2	41.7	41.8
2017			64.2	66.0	67.8	73.0	75.4	70.9	67.3	67.6
2018				91.8	94.0	91.5	95.7	87.9	84.6	86.2
2019					104.9	98.4	96.0	83.6	85.4	86.5
2020						98.3	106.5	135.0	144.7	143.3
2021							127.7	149.9	150.1	152.5
2022								191.0	193.6	198.3
2023									170.5	155.5
2024										155.4
									Total	$1,132.5

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)	2022 (1)	2023 (1)	2024 (1)
2015	$19.4	$31.7	$36.9	$42.6	$44.6	$45.8	$45.9	$45.3	$45.4	$46.1
2016		18.8	28.5	34.6	39.7	41.1	42.1	40.2	40.5	40.5
2017			24.4	37.6	49.3	58.6	65.0	65.9	66.7	67.6
2018				32.0	51.0	62.7	73.3	78.4	80.2	82.4
2019					30.9	51.6	64.3	75.1	79.1	82.1
2020						31.0	62.9	93.1	106.9	117.4
2021							33.8	84.1	96.8	111.2
2022								51.8	103.0	128.4
2023									56.2	98.1
2024										43.2
									Total	817.0
Other Specialty outstanding liabilities including unpaid loss and ALAE prior to 2014, net of reinsurance										(6.2)
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$309.3

	As of December 31, 2024
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2015	$45.4	$(0.8)	3,354
2016	41.8	1.2	4,559
2017	67.6	—	7,835
2018	86.2	3.7	8,398
2019	86.5	3.0	9,194
2020	143.3	12.9	9,094
2021	152.5	28.4	9,903
2022	198.3	47.7	9,248
2023	155.5	35.8	8,417
2024	155.4	79.5	6,487
(1)Information presented for calendar years prior to 2024 is required supplementary information and is unaudited.
(2)During 2021, the Company revised the manner in which it measures reported claims. The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims. During 2021, we implemented additional processes to consolidate multiple data sources for U.S. Operations reserving. As part of that process, the level of detail used to determine the number of reported claims for some of the business units in U.S. Operations changed. As a result, the cumulative number of reported claims for each accident year presented above as of December 31, 2021 is not comparable to the cumulative number of reported claims disclosed in previously issued financial statements.

Reporting Segment: Run-off Lines (in millions, except number of claims reported)
	Incurred Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)	2022 (1)	2023 (1)	2024 (1)
2015	$402.4	$403.5	$399.4	$397.0	$408.8	$412.4	$420.4	$393.1	$391.7	$390.8
2016		440.8	442.6	459.0	458.3	457.0	471.6	444.9	448.9	449.8
2017			525.4	493.1	523.9	546.9	575.7	539.8	533.0	528.8
2018				460.2	563.3	556.0	578.9	584.6	599.6	609.5
2019					429.2	497.7	537.8	414.1	425.3	449.9
2020						461.0	448.1	403.5	474.7	516.6
2021							396.8	342.1	374.6	417.1
2022								288.1	303.9	317.1
2023									281.6	314.8
2024										238.4
									Total	$4,232.8

	Cumulative Paid Losses & ALAE, Net of Reinsurance
Accident Year	For the Years Ended December 31,
	2015 (1)	2016 (1)	2017 (1)	2018 (1)	2019 (1)	2020 (1)	2021 (1)	2022 (1)	2023 (1)	2024 (1)
2015	$83.3	$146.3	$211.3	$272.0	$306.4	$325.6	$385.9	$386.0	$385.2	$388.8
2016		94.1	113.7	275.9	353.1	374.2	428.0	430.2	436.0	432.0
2017			200.7	250.9	364.8	432.7	492.3	508.2	504.9	523.5
2018				104.0	298.2	366.4	430.3	493.7	510.2	552.8
2019					102.6	264.4	305.1	331.4	356.0	380.1
2020						186.0	194.6	248.5	312.0	374.7
2021							72.0	125.6	177.2	248.2
2022								30.0	82.2	114.2
2023									20.5	93.4
2024										27.7
									Total	3,135.4
Other Runoff outstanding liabilities including unpaid loss and ALAE prior to 2014, net of reinsurance										168.7
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance										$1,266.1

	As of December 31, 2024
Accident Year	Incurred Losses & ALAE, Net of Reinsurance	IBNR & Expected Development on Reported Claims	Cumulative Number of Reported Claims (2)
2015	$390.8	$0.7	21,158
2016	449.8	15.6	19,828
2017	528.8	6.8	21,751
2018	609.5	47.9	23,784
2019	449.9	55.6	23,774
2020	516.6	68.8	22,592
2021	417.1	115.1	18,914
2022	317.1	132.9	17,526
2023	314.8	189.5	13,258
2024	238.4	152.1	9,260
(1)Information presented for calendar years prior to 2024 is required supplementary information and is unaudited.
(2)During 2021, the Company revised the manner in which it measures reported claims. The cumulative number of reported claims is measured by individual claimant at a coverage level. Reported occurrences that do not result in a liability are included as reported claims. During 2021, we implemented additional processes to consolidate multiple data sources for U.S. Operations reserving. As part of that process, the level of detail used to determine the number of reported claims for some of the business units in U.S. Operations changed. As a result, the cumulative number of reported claims for each accident year presented above as of December 31, 2021 is not comparable to the cumulative number of reported claims disclosed in previously issued financial statements.

The reconciliation of the net incurred and paid development tables to the liability for unpaid losses and LAE in our Consolidated Balance Sheets is as follows:

(in millions)	As of December 31, 2024
Liabilities for unpaid losses and ALAE:
Casualty Lines	$1,313.5
Specialty Lines	309.3
Run-off Lines	1,266.1
Other lines	68.7
Total liabilities for unpaid losses and ALAE, net of reinsurance	2,957.6

Reinsurance recoverables on unpaid losses and LAE:
Casualty Lines	1,046.0
Specialty Lines	214.3
Run-off Lines	1,042.2
Other lines	492.2
Total reinsurance recoverables on unpaid losses and LAE	2,794.7

Unallocated LAE	68.3
Unamortized reserve discount	(22.0)
Gross liability for unpaid losses and LAE	$5,798.6
Other lines in the table above are comprised of lines of business and operating divisions within our three ongoing reporting segments which are not individually significant for separate disaggregated disclosure.
Claims Duration
The following table provides supplementary unaudited information about the annual percentage payout of incurred losses and ALAE, net of reinsurance, as of December 31, 2024:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (1)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10	Remainder
Casualty Lines	2.8%	8.2%	12.5%	14.9%	14.0%	11.0%	11.1%	7.4%	5.4%	3.9%	8.8%
Specialty Lines	30.4%	24.3%	14.2%	8.5%	8.1%	5.1%	3.1%	2.0%	1.4%	0.9%	2.0%
Run-off Lines	15.0%	18.0%	14.8%	13.1%	11.1%	8.8%	5.4%	3.9%	2.8%	2.0%	5.1%
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

	Carrying Amount of
	Reserves for Losses & LAE			Aggregate Amount of Discount
	As of December 31,			As of December 31,
(in millions, except discount percentages)	2024	2023	2022	2024	2023	2022
Casualty Lines	$197.1	$182.6	$168.0	$17.4	$16.1	$14.7
Run-off Lines	81.9	76.8	93.0	4.6	4.7	4.6
Total	$279.0	$259.4	$261.0	$22.0	$20.8	$19.3

	Interest Accretion (1)				Discount Rate
	Successor		Predecessor
	For the Year Ended	Period from	Period from	For the Year Ended	As of December 31,
	December 31, 2024	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	December 31, 2022	2024	2023	2022
Casualty Lines	$1.5	$0.1	$1.3	$1.7	2.25%	2.25%	2.25%
Run-off Lines	0.1	—	0.1	0.1	3.50%	3.50%	3.50%
Total	$1.6	$0.1	$1.4	$1.8
(1) Interest accretion is recorded in the line item Losses and loss adjustment expenses in our Consolidated Statements of Income (Loss).

8.    Long-term Debt
The Company recorded its debt at its fair value as of November 16, 2023 due to push-down accounting which included a discount to the total principal amount. The discount is being amortized to Interest expense in our Consolidated Statements of Income (Loss) using the effective yield method over the remaining period of the underlying debt obligations.
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
In accordance with ASC 835, we present the unamortized debt issuance costs in the balance sheet as a direct deduction from the carrying value of the debt liability. At December 31, 2024 and 2023, the Notes consisted of the following:

(in millions)	December 31, 2024	December 31, 2023
Senior unsecured fixed rate notes
Principal	$143.8	$143.8
Less: unamortized debt issuance costs and fair value adjustment	(15.0)	(15.8)
Senior unsecured fixed rate notes, less unamortized debt issuance costs	$128.8	$128.0
Junior Subordinated Debentures
Through a series of trusts, that are wholly-owned subsidiaries (non-consolidated), we issued debt. The debentures are variable with the rate being reset quarterly and subject to certain interest rate ceilings. Interest payments are payable quarterly. The debentures are all unsecured and are subordinated to other indebtedness. At December 31, 2024 and 2023, all debentures were eligible for redemption subject to certain terms and conditions at a price equal to 100% of the principal plus accrued and unpaid interest.

A summary of our outstanding junior subordinated debentures is presented below:
December 31, 2024

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at December 31, 2024	Amount
Argo Group
5/15/2003	PXRE Capital Statutory Trust II	5/15/2033	3M SOFR + TSA + 4.10%	8.89%	$18.0
11/6/2003	PXRE Capital Trust VI	9/30/2033	3M SOFR + TSA + 3.90%	8.49%	10.3
Argo Group U.S.
5/15/2003	Argonaut Group Statutory Trust I	5/15/2033	3M SOFR + TSA + 4.10%	8.89%	15.5
12/16/2003	Argonaut Group Statutory Trust III	1/8/2034	3M SOFR + TSA + 4.10%	9.02%	12.3
4/29/2004	Argonaut Group Statutory Trust IV	4/29/2034	3M SOFR + TSA + 3.85%	8.64%	13.4
5/26/2004	Argonaut Group Statutory Trust V	5/24/2034	3M SOFR + TSA + 3.85%	8.63%	12.4
5/12/2004	Argonaut Group Statutory Trust VI	6/17/2034	3M SOFR + TSA + 3.80%	8.41%	13.4
9/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M SOFR + TSA + 3.60%	8.22%	15.5
9/22/2004	Argonaut Group Statutory Trust VIII	9/22/2034	3M SOFR + TSA + 3.55%	8.15%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M SOFR + TSA + 3.60%	8.22%	15.5
9/15/2005	Argonaut Group Statutory Trust X	9/15/2035	3M SOFR + TSA + 3.40%	8.02%	30.9
	Less: fair value adjustment				(10.7)
	Total Outstanding				$162.0
December 31, 2023

(in millions)
Issue Date	Trust Preferred Pools	Maturity	Rate Structure	Interest Rate at December 31, 2023	Amount
Argo Group
5/15/2003	PXRE Capital Statutory Trust II	5/15/2033	3M SOFR + TSA + 4.10%	9.74%	$18.0
11/6/2003	PXRE Capital Trust VI	9/30/2033	3M SOFR + TSA + 3.90%	9.49%	10.3
Argo Group U.S.
5/15/2003	Argonaut Group Statutory Trust I	5/15/2033	3M SOFR + TSA + 4.10%	9.74%	15.5
12/16/2003	Argonaut Group Statutory Trust III	1/8/2034	3M SOFR + TSA + 4.10%	9.76%	12.3
4/29/2004	Argonaut Group Statutory Trust IV	4/29/2034	3M SOFR + TSA + 3.85%	9.49%	13.4
5/26/2004	Argonaut Group Statutory Trust V	5/24/2034	3M SOFR + TSA + 3.85%	9.49%	12.4
5/12/2004	Argonaut Group Statutory Trust VI	6/17/2034	3M SOFR + TSA + 3.80%	9.47%	13.4
9/17/2004	Argonaut Group Statutory Trust VII	12/15/2034	3M SOFR + TSA + 3.60%	9.25%	15.5
9/22/2004	Argonaut Group Statutory Trust VIII	9/22/2034	3M SOFR + TSA + 3.55%	9.18%	15.5
10/22/2004	Argonaut Group Statutory Trust IX	12/15/2034	3M SOFR + TSA + 3.60%	9.25%	15.5
9/15/2005	Argonaut Group Statutory Trust X	9/15/2035	3M SOFR + TSA + 3.40%	9.05%	30.9
	Less: fair value adjustment				(11.9)
	Total Outstanding				$160.8
Unsecured junior subordinated debentures with a principal balance of $91.8 million were assumed through a previous business acquisition. The acquired debt is carried on our Consolidated Balance Sheets at $81.2 million, which represents the debt’s fair value as of November 16, 2023 as required by accounting for business combinations under ASC 805. At December 31, 2024, the acquired debt was eligible for redemption at par. Interest accrues on the acquired debt based on a variable rate, which is reset quarterly. Interest payments are payable quarterly.

A summary of the terms of the acquired debt outstanding is presented below:

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2024	Principal at December 31, 2024	Carrying Value at December 31, 2024
9/13/2007	9/15/2037	3M SOFR + TSA + 3.15%	7.77%	$91.8	$81.2

(in millions)
Issue Date	Maturity	Rate Structure	Interest Rate at December 31, 2023	Principal at December 31, 2023	Carrying Value at December 31, 2023
9/13/2007	9/15/2037	3M SOFR + TSA + 3.15%	8.79%	$91.8	$80.4
Other Indebtedness
The following table presents interest and maturities of long-term debt as of December 31, 2024:

		For the Years Ended
(in millions)	Total	2025	2026	2027	2028	2029	Thereafter
Long-term debt:
Junior subordinated debentures (1)	504.9	22.8	22.8	22.8	22.8	22.8	390.9
Senior unsecured fixed rate notes (2)	307.2	9.3	9.3	9.3	9.3	9.3	260.7
(1) Interest only on Junior Subordinated Debentures through 2037. Interest calculated based on interest rate forecast. Principal due beginning May 2033.
(2) Interest only on Senior Unsecured Fixed Rate Notes through 2042. Interest calculated based on the fixed rate of the notes. Principal due September 2042.
Revolving Credit Facility
On November 2, 2018, each of Argo Group, Argo Group U.S., Argo International Holdings Limited, and AUA, collectively (the “Borrowers”) entered into a new $325 million credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement includes a one-time borrowing of $125 million for a term loan (the “Term Loan”), and a $200 million revolving credit facility. The Company used most of the net proceeds from the Preferred Stock Offering (as defined in Note 10, “Stockholders’ Equity”) to pay off the Term Loan in September 2020. The Credit Agreement was subsequently amended to increase the revolving credit facility amount to $220 million, and to provide the removal of AIH and AUA as Borrowers upon the sale of AIH and AUA, which occurred on February 2, 2023.
During July 2023, the Credit Agreement was amended to permit the acquisition of Argo Group by Brookfield Wealth Solutions Ltd. pursuant to the Merger Agreement and extend the maturity date of certain commitments under the revolving credit facility from November 2, 2023 to November 2, 2024. The Credit Agreement decreased from $220 million to $200 million effective November 2, 2023.
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

Letter of Credit Facilities - Argo Re
Argo Re may be required to secure its obligations under various reinsurance contracts in certain circumstances. In order to satisfy these requirements, Argo Re has entered into one committed and one uncommitted secured bilateral LOC facility with commercial banks and generally uses these facilities to issue LOC’s in support of non-admitted reinsurance obligations in the U.S. and other jurisdictions. The committed letters of credit facility has a term of one year and includes customary conditions and event of default provisions. The issuance of LOC’s using the uncommitted LOC facility is at the discretion of the lenders. The availability of letters of credit under these secured facilities are subject to a borrowing base requirement, determined on the basis of specified percentages of the market value of eligible categories of securities pledged to the lender. On December 31, 2024, committed and uncommitted LOC facilities totaled $110.0 million.
On December 31, 2024, letters of credit totaling $31.2 million were outstanding, of which $19.4 million were issued against the committed, secured bilateral LOC facility and $11.9 million were issued against the uncommitted, secured bilateral LOC facility. Collateral with a market value of $40.1 million was pledged to these banks as security against these LOC’s.
In addition to the bilateral, secured LOC facility described above, Argo Re can use other forms of collateral to secure these reinsurance obligations including trust accounts, cash deposits, and LOC’s issued by commercial banks on an uncommitted basis.
Other Letters of Credit
Other letters of credit issued and outstanding at December 31, 2024 were $4.1 million.
9.    Disclosures about Fair Value of Financial Instruments
Cash. The carrying amount approximates fair value.
Investment securities and short-term investments. See Note 3, “Investments,” for additional information.
Premiums receivable and reinsurance recoverables on paid losses. The carrying value of current receivables and reinsurance recoverables on paid losses approximates fair value due to their short-term nature.
Debt. At December 31, 2024 and 2023, the fair value of our debt instruments is determined using both Level 1 and Level 2 inputs, as previously defined in Note 3, “Investments”.
We receive fair value prices for similar financial instruments being traded in active markets. These prices are determined using observable market information such as publicly traded quoted prices, and trading prices for similar financial instruments actively being traded in the current market. We have reviewed the processes used by third-party providers for pricing these instruments and have determined that they result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of December 31, 2024 and December 31, 2023. A description of the valuation techniques we use to measure these liabilities at fair value is as follows:
Senior Unsecured Fixed Rate Notes Level 1:
•Our senior unsecured fixed rate notes are valued using Level 1 inputs. For these securities, we obtain fair value measurements from a third-party pricing service using quoted prices (unadjusted) in active markets at the reporting date.
Junior Subordinated Debentures and Floating Rate Loan Stock Level 2:
•Our trust preferred debentures, subordinated debentures are typically valued using Level 2 inputs. For these securities, we obtain fair value measurements using quoted prices for similar securities being traded in active markets at the reporting date, as our specific debt instruments are less frequently traded.

A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	December 31,
	2024		2023
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures:
Trust preferred debentures	$162.0	$163.9	$160.8	$165.9
Subordinated debentures	81.2	81.3	80.4	83.3
Total junior subordinated debentures	243.2	245.2	241.2	249.2
Senior unsecured fixed rate notes	128.8	128.6	128.0	132.7
Total	$372.0	$373.8	$369.2	$381.9
Based on an analysis of the inputs, our financial instruments measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2024	Level 1 (1)	Level 2 (2)	Level 3 (3)
Junior subordinated debentures:
Trust preferred debentures	$163.9	$—	$163.9	$—
Subordinated debentures	81.3	—	81.3	—
Total junior subordinated debentures	245.2	—	245.2	—
Senior unsecured fixed rate notes	128.6	128.6	—	—
Total	$373.8	$128.6	$245.2	$—
(1)Quoted prices in active markets for identical assets
(2)Significant other observable inputs
(3)Significant unobservable inputs

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2023	Level 1 (1)	Level 2 (2)	Level 3 (3)
Junior subordinated debentures:
Trust preferred debentures	$165.9	$—	$165.9	$—
Subordinated debentures	83.3	—	83.3	—
Total junior subordinated debentures	249.2	—	249.2	—
Senior unsecured fixed rate notes	132.7	132.7	—	—
Total	$381.9	$132.7	$249.2	$—
(1)Quoted prices in active markets for identical assets
(2)Significant other observable inputs
(3)Significant unobservable inputs
10.    Stockholders’ Equity
Merger with AGIH Merger Sub, Inc.
On September 25, 2024, the Company and AGIH Merger Sub entered into an Agreement and Plan of Merger, pursuant to which, among other things, AGIH Merger Sub merged with and into the Company, reducing the number of authorized shares of the Company’s common stock and preferred stock. Additionally, the Merger with AGIH Merger Sub, Inc. reduced the par value of the Company’s common stock. Refer to the Merger with AGIH Merger Sub, Inc. in Note 2, “Recent Acquisitions, Disposals & Other Transactions” for additional information.

Preferred Stock
At December 31, 2024, the Company has 6,000 shares of our preferred stock issued and outstanding (equivalent to 6,000,000 depositary shares, each representing a 1/1,000th interest in a share of preferred stock) with a $25,000 liquidation preference per share (equivalent to $25 per depositary share) (the “Preferred Stock Offering”).
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
During 2024, our Board declared quarterly cash dividends totaling $1,750 on each share of our preferred stock, or $1.75 per depositary share, outstanding to our stockholders of record. For the year ended December 31, 2024 we declared cash dividends totaling $10.5 million to our preferred stockholders.
We are authorized to issue 10,000 shares of $1.00 par value preferred stock.

Common Stock / Additional Paid-in Capital
As a result of the Merger, the Company’s authorized and outstanding share capital is owned by BNRE Triangle Acquisition Inc., a subsidiary of Brookfield Wealth Solutions Ltd.
During the six months ended June 30, 2024, the Company issued a total of 200.0 million shares of its common stock at par value for $200.0 million to BNRE Triangle Acquisition Inc.
As a result of the Merger with AGIH Merger Sub, Inc., the Company’s new authorized share capital is 1,000 shares of common stock with a par value of $0.01 per share. All 13 outstanding shares are owned by BNRE Triangle Acquisition Inc.
During the fourth quarter of 2024, BNRE Triangle Acquisition Inc. contributed an additional $300.0 million to the Company in the form of private loans, which is reflected in Additional Paid-in Capital in our Consolidated Balance Sheets.
11.    Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of taxes (where applicable) by component for the year ended December 31, 2024, the periods November 16, 2023 through December 31, 2023 (Successor) and January 1, 2023 through November 15, 2023 (Predecessor), and for the year ended December 31, 2022 is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Securities	Defined Benefit Pension Plans	Total
	Predecessor
Balance, December 31, 2022	$(4.2)	$(293.1)	$(7.8)	$(305.1)
Other comprehensive income (loss) before reclassifications	1.0	13.7	0.8	15.5
Amounts reclassified from accumulated other comprehensive loss	—	22.1	—	22.1
Net current-period other comprehensive income (loss)	1.0	35.8	0.8	37.6
Balance, November 15, 2023	$(3.2)	$(257.3)	$(7.0)	$(267.5)
	Successor
Balance, November 16, 2023	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications	0.1	51.2	0.6	51.9
Amounts reclassified from accumulated other comprehensive income	—	(0.1)	—	(0.1)
Net current-period other comprehensive income (loss)	0.1	51.1	0.6	51.8
Balance, December 31, 2023	0.1	51.1	0.6	51.8
Other comprehensive income (loss) before reclassifications	(0.5)	(13.0)	0.3	(13.2)
Amounts reclassified from accumulated other comprehensive income	—	(6.9)	—	(6.9)
Net current-period other comprehensive income (loss)	(0.5)	(19.9)	0.3	(20.1)
Balance, December 31, 2024	$(0.4)	$31.2	$0.9	$31.7

The amounts reclassified from accumulated other comprehensive income (loss) shown in the above table have been included in the following captions in our Consolidated Statements of Income (Loss):

	Successor		Predecessor
	For the Year Ended	Period from	Period from	For the Year Ended
	December 31, 2024	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	December 31, 2022
(in millions)
Unrealized gains and losses on securities:
Net realized investment and other losses (gains) (1)	$(8.7)	$(0.1)	$28.0	$43.6
(Benefit) provision for income taxes	1.8	—	(5.9)	(9.2)
Foreign currency translation adjustments:
Net realized investment and other losses (gains) (2)	—	—	—	31.8
Total, net of taxes	$(6.9)	$(0.1)	$22.1	$66.2
(1) Net realized investment and other losses (gains) in the Predecessor periods include losses realized as a result of the Loss Portfolio Transfer - U.S. and the sale of Argo Underwriting Agency Limited. Refer to Note 2, “Recent Acquisitions, Disposals & Other Transactions” in our 2023 Form 10-K for additional information.
(2) Foreign currency translation losses were realized as a result of the sale of Argo Seguros and AGSE in 2022. Refer to the sale of Argo Seguros and AGSE in Note 2, “Recent Acquisitions, Disposals & Other Transactions” in our 2023 Form 10-K for additional information.
Income tax effects are released from accumulated other comprehensive income (loss) for unrealized gains or losses when the gains or losses are realized, and are taxed at the statutory rate based on the jurisdiction of the underlying transaction.
12.    Underwriting, Acquisition and General Expenses
Underwriting, acquisition and general expenses were as follows:

	Successor		Predecessor
	For the Year Ended	Period from	Period from	For the Year Ended
	December 31, 2024	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	December 31, 2022
(in millions)
Commissions	$89.6	$12.7	$141.7	$280.2
Other underwriting and insurance expenses	260.3	33.8	268.3	401.0
Amortization of value of business acquired and other intangible assets	172.0	37.9	—	—
Total	521.9	84.4	410.0	681.2
Net deferral of policy acquisition costs	(44.9)	(7.2)	9.0	(10.5)
Total underwriting, acquisition and general expenses	$477.0	$77.2	$419.0	$670.7
13.    Income Taxes
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
We also have operations in United Kingdom, Ireland, and Italy which are subject to income taxes imposed by the jurisdiction in which they operate. In addition, we have an operation in Barbados which is not subject to income tax under the laws of that country.
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
On August 16, 2022, U.S. legislation referred to as the Inflation Reduction Act of 2022 was enacted. This legislation enacted a new Corporate Alternative Minimum Tax (“CAMT”) and Excise Tax on Repurchases of Corporate Stock. The Company has determined as of the period ending December 31, 2024, that it is not a CAMT taxpayer or subject to Excise Tax on Repurchases of Corporate Stock.
The following table presents the components of income tax provision (benefit) included in the amounts reported in our consolidated financial statements:

	Successor		Predecessor
	For the Year Ended	Period from	Period from	For the Year Ended
(in millions)	December 31, 2024	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	December 31, 2022
Current income tax provision (benefit) related to:
United States (Federal)	$(0.2)	$4.2	$15.1	$(21.0)
United States (State)	(0.2)	(4.2)	0.1	0.1
United Kingdom	—	—	(0.1)	(0.8)
Other jurisdictions	—	—	0.1	(1.7)
Total current income tax provision	(0.4)	—	15.2	(23.4)
Deferred income tax provision (benefit) related to:
United States	(41.8)	1.3	(7.9)	6.0
United Kingdom	—	—	(7.0)	7.3
Other jurisdictions	—	—	—	2.1
Total deferred income tax (benefit)	(41.8)	1.3	(14.9)	15.4
Income tax provision (benefit)	$(42.2)	$1.3	$0.3	$(8.0)

Our expected income tax provision (benefit) computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the year ended December 31, 2024, for the periods of November 16, 2023 through December 31, 2023 (successor), January 1, 2023 through November 15, 2023 (Predecessor), and year ended December 31, 2022, pre-tax income (loss) attributable to our operations and the operations’ effective tax rates were as follows:

	Successor					Predecessor
	For the Year Ended		Period from			Period from			For the Year Ended
	December 31, 2024		November 16, 2023 through December 31, 2023			January 1, 2023 through November 15, 2023			December 31, 2022
(in millions)	Pre-Tax Income (Loss)	Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)	Effective Tax Rate
Bermuda	$—	—%	$(11.3)		—%	$(90.3)		—%	$(76.0)	—%
United States	(183.6)	23.0%	14.3		9.0%	(96.9)		(7.5)%	(83.2)	17.9%
United Kingdom	(3.1)	—%	(1.3)		—%	(23.2)		30.4%	23.4	27.9%
Barbados	—	—%	—	(1)	—%	—	(1)	—%	(4.5)	—%
Brazil	—	—%	—		—%	—		—%	(0.1)	(422.4)%
United Arab Emirates	—	—%	—		—%	0.3		—%	1.4	—%
Ireland	—	—%	0.5		—%	(0.1)		—%	(39.1)	—%
Italy	(3.6)	(1.0)%	—	(1)	2.1%	0.1		50.3%	(0.9)	(4.8)%
Malta	—	—%	—		—%	—		—%	(4.2)	—%
Pre-tax income (loss)	$(190.3)	22.2%	$2.2		59.1%	$(210.1)		0.1%	$(183.2)	4.3%
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

	Successor		Predecessor
	For the Year Ended	Period from	Period from	For the Year Ended
	December 31, 2024	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	December 31, 2022
(in millions)
Income tax provision (benefit) at expected rate	$(40.2)	$2.9	$(24.7)	$(14.7)
Tax effect of:
Nontaxable investment income	(0.2)	—	(0.1)	(0.4)
Foreign exchange adjustments	—	—	(2.6)	(2.1)
Impairment of goodwill	—	—	—	5.4
Base erosion and anti-abuse tax	—	—	23.5	—
Withholding taxes	—	—	0.1	2.7
Ireland capital loss	3.3	—	—	—
U.S. state tax expense, net of federal income tax effect	(0.2)	0.1	(1.2)	—
Change in uncertain tax position liability	—	(3.4)	1.2	(1.4)
Change in valuation allowance	(2.8)	1.8	(1.4)	(7.6)
Impact of change in tax rate related to Finance Act 2021	—	(0.2)	(0.2)	1.7
Brazil premiums and underwriting	—	—	—	0.3
Sale of Brazil and Malta operations	—	—	—	6.6
Excess executive compensation	0.9	—	2.0	—
United Kingdom debt forgiveness	—	—	—	1.1
Prior period adjustment	(4.5)	—	—	—
Other	1.5	0.1	3.7	0.4
Income tax provision (benefit)	$(42.2)	$1.3	$0.3	$(8.0)

The net deferred tax asset (liability) comprises the tax effects of temporary differences related to the following assets and liabilities:

	As of December 31,
(in millions)	2024	2023
Deferred tax assets:
Losses and loss adjustment expense reserve discounting	$50.1	$45.5
Unearned premiums	18.0	23.9
Net operating loss carryforwards	64.5	36.3
Investment in limited partnership interests	0.2	9.3
Unrealized losses on equity securities	3.4	6.9
Unrealized losses on fixed maturities and other investment securities	33.3	42.3
Investments	4.3	4.9
Lease liability	10.2	10.6
Accrued bonus	6.0	5.5
Bad debt	5.0	3.2
Other	3.1	2.6
Deferred tax assets, gross	198.1	191.0
Deferred tax liabilities:
Debt obligations	(5.9)	(6.4)
Unrealized gains on limited partnership interests	(15.2)	(24.8)
Depreciable fixed assets	(5.0)	(7.3)
Deferred acquisition costs	(10.9)	(0.5)
Right of use assets	(11.8)	(12.1)
TCJA reserve transitional liability	(0.5)	(1.1)
Value of business acquired	(2.7)	(32.2)
Other intangible assets	(27.2)	(37.1)
Underwriting results	(8.6)	(9.1)
Other	(0.9)	(0.6)
Deferred tax liabilities, gross	(88.7)	(131.2)
Deferred tax assets, net before valuation allowance	$109.4	$59.8
Valuation allowance	(17.9)	(20.7)
Deferred tax asset (liabilities), net	$91.5	$39.1
Net deferred tax assets (liabilities) - United States	91.5	39.1
Deferred tax asset (liabilities), net	$91.5	$39.1
Our gross deferred tax assets are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future taxable income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of future taxable income sufficient to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally for our U.S. property and casualty insurers two years for net operating losses and for all our U.S. subsidiaries three years for capital losses. If a company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. The valuation allowance for deferred tax assets decreased by $2.8 million in 2024 and primarily related to the following: $0.8 million of losses incurred in the United Kingdom, $3.3 million valuation allowance release related to Ireland capital losses that will not be recognized due to the planned Ireland entity dissolution. Based upon a review of all positive and negative evidence, our management concluded that it is more-likely-than-not that $91.5 million of our deferred tax assets will be realized. Should our future income deviate from our present income estimates, the Company’s realization assessment may differ from our current conclusion.
For tax return purposes, as of December 31, 2024, we had NOL carryforwards in Italy, United States, and United Kingdom. The amount and timing of realizing the benefits of NOL carryforwards depend on future taxable income and limitations imposed by tax laws. Only a portion of the United States NOL carryforwards have been recognized as mentioned above in the consolidated financial statements and is included in net deferred tax assets. The NOL amounts by jurisdiction and year of expiration are as follows:

(in millions)	December 31, 2024	Expiration
Net operating loss carryforwards by jurisdiction:
Italy	$48.2	Indefinite
United Kingdom	$10.0	Indefinite
United States	$240.1	2025-2044
For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in a company’s financial statements. The balances at December 31, 2024 and 2023 included no unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. A net increase (decrease) of interest in the amount of $0.0 million, $0.0 million, $(0.4) million, and $0.6 million has been recorded in the line item Interest Expense in our Consolidated Statements of Income (Loss) for the year ended December 31, 2024, for the periods ended November 16, 2023 through December 31, 2023 (successor), January 1, 2023 through November 15, 2023 (Predecessor), and for the year ended December 31, 2022, respectively. A net increase (decrease) of penalty in the amount of $0.0 million, $0.0 million, $0.0 million, and $0.1 million has been recorded in the line item Underwriting, acquisition and general expenses in our Consolidated Statements of Income (Loss) for the year ended December 31, 2024, for the periods ended November 16, 2023 through December 31, 2023 (successor), January 1, 2023 through November 15, 2023 (Predecessor), and for the year ended December 31, 2022, respectively.
The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2024 and 2023:

(in millions)	2024	2023
Balance at January 1	$—	$4.6
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	(1.0)
Reductions based on settlements with taxing authorities	—	(2.4)
Expiration of statute of limitations	—	(1.2)
Balance at December 31	$—	$—
Our U.S. subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2021. Our U.K. subsidiary is no longer subject to U.K. income tax examinations by His Majesty’s Revenue and Customs for years before 2023. Our Ireland subsidiary is no longer subject to Ireland income tax examinations by tax authorities for years before 2020. Our Italy subsidiary is no longer subject to Italy income tax examinations by tax authorities for years before 2019.
As of December 31, 2024, our Texas Sales, Excise, and Use Tax returns for the periods April 1, 2020 through July 31, 2023 are under examination. At this time, the Company cannot reasonably estimate an assessment by the taxing authority. We do not expect the ultimate disposition of these audits to result in a material change in our financial position, results of operations, or liquidity.
14.    Commitments and Contingencies
Legal Actions
Argo Group’s subsidiaries are parties to legal actions incidental to their business. As of December 31, 2024, management believes that the resolution of these matters would not materially affect our financial condition or results of operations since the potential risk of loss is remote.
Federal Securities Class Action
The Police & Fire Retirement System City of Detroit v. Argo Group International Holdings, Inc., et al., No. 22-cv-8971 (S.D.N.Y.)

On October 20, 2022, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers, alleging securities fraud violations under sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiff alleges that from February 13, 2018 through August 9, 2022, the defendants made false and misleading statements concerning the Company’s reserves and underwriting standards. On January 18, 2023, U.S. District Judge Lewis A. Kaplan granted the Police and Fire Retirement System City of Detroit and the Oklahoma Law Enforcement Retirement System’s joint motion for appointment as lead plaintiff. On March 27, 2023, lead plaintiffs filed an amended class action complaint. On May 26, 2023, the defendants moved to dismiss the amended class action complaint. On July 13, 2023, lead plaintiffs filed an opposition to such motion, after which defendants filed a reply on August 14, 2023. On December 12, 2024, the court granted defendants’ motion to dismiss. The period to appeal this decision expired on January 16, 2025, and accordingly, we consider this matter to be closed.

Bermuda Appraisal Petitions
In April 2023, appraisal petitions were filed in the Supreme Court of Bermuda (the “Court”) relating to the acquisition of the Company by Brookfield Wealth Solutions Ltd. for $30.00 per share (the “Transaction Price”) that closed on November 16, 2023.
The petitions were filed by certain persons who were shareholders of the Company at such time pursuant to Section 106(6) of the Bermuda Companies Act, and are captioned Corbin Erisa Opportunity Fund, Ltd. v. Argo Group International Holdings, Ltd., Corbin Opportunity Fund, L.P. v. Argo Group International Holdings, Ltd., Fourworld Event Opportunities, LP v. Argo Group International Holdings, Ltd., Fourworld Global Opportunities Fund, Ltd. v. Argo Group International Holdings, Ltd., Fourworld Special Opportunities Fund, LLC v. Argo Group International Holdings, Ltd., and FW Deep Value Opportunities Fund I, LLC v. Argo Group International Holdings, Ltd.
Section 106(6) of the Companies Act permits a shareholder of a Bermuda company, such as the Company prior to the Company’s redomestication to the State of Delaware, to petition the Court for a determination of the fair value of the Company’s shares if they are not satisfied with the Transaction Price.
On January 3, 2024, the Company filed a summons to stay the appraisal action pending judgment of the Judicial Committee of the Privy Council in the matter captioned “In re matter of Jardine Strategy Holdings Limited Case No: Civ/2022/14-31.” Hearings were held on July 9, 2024 and July 18, 2024. On December 3, 2024, the Court denied the stay application. The Company intends to continue to defend this matter vigorously.
Contractual Commitments
We have contractual commitments to invest up to $214.1 million related to our limited partnership investments at December 31, 2024, as further disclosed in Note 3, “Investments.” These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time. Additionally, the Company has commitments to fund up to $137.1 million related to various other investments, including private and mortgage loans.
15.    Segment Information
We are primarily engaged in underwriting property and casualty insurance and reinsurance. As a result of the Company’s merger with Brookfield Wealth Solutions Ltd, and overall strategic assessment of the business, the Company changed its internal segments in a manner that caused the composition of its reporting segments to change in the fourth quarter of 2024. The Company’s reporting segments were realigned to three reportable segments—Casualty Lines, Specialty Lines, and Run-off Lines. For the period January 1, 2023 through November 15, 2023 (Predecessor) and for the year ended December 31, 2022 we had two ongoing reporting segments: U.S. Operations and International Operations. In addition, the Run-off Lines segment is for certain products that we no longer underwrite. The Company has recast all applicable Successor periods for comparability.
We consider many factors, including the nature of each segment’s insurance and reinsurance products, production sources, distribution strategies and the regulatory environment, in determining how to aggregate operating segments. Transactions between segments are reported in the segment that initiated the transaction.
Our reporting segments consist primarily of the following products:
•Casualty Lines: Argo Construction, Argo Environmental, Argo Casualty, Rockwood, Bermuda Casualty, and Bermuda Insurance and Europe

•Specialty Lines: Specialty Programs and Fronting, Colony Specialty Garage, Argo Inland Marine, and Bermuda Property
•Run-off Lines: Liability and surety policies
We have identified our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as our Chief Operating Decision Maker (“CODM”).
In evaluating the operating performance of our segments, the CODM assesses the segments’ performance by using each segments’ segment operating income (loss) consistent with GAAP measures.
The CODM uses segment operating income (loss) for each segment predominantly in the quarterly/annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis for the profit measure when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses segment operating income (loss) for each segment for evaluating pricing strategy and to assess the performance of each segment by comparing the results of each segment with one another and in determining the compensation of certain employees.
Realized investment and other gains (losses) are reported as a component of Corporate and Other, as decisions regarding the acquisition and disposal of securities reside with the corporate investment function and are not under the control of the individual business segments.
Revenue and segment operating income (loss) for each segment were as follows:

	Successor
	For the Year Ended December 31, 2024
(in millions)	Casualty Lines	Specialty Lines	Run-off Lines	Total
Net earned premiums	$546.1	$257.8	$285.9	$1,089.8
Net investment income	112.4	17.5	119.9	249.8
Total segment revenues	658.5	275.3	405.8	1,339.6
Reconciliation of revenue
Net investment and other gains (losses)				20.0
Total consolidated revenues				1,359.6
Less:
Losses and loss adjustment expenses	432.2	165.7	420.4
Underwriting, acquisition and general expenses	145.5	66.2	91.0
Other segment items (1)	17.2	2.7	18.1
Segment operating income (loss)	63.6	40.7	(123.7)	(19.4)
Reconciliation of profit or loss
Unallocated amounts:
Non-operating expenses				17.6
Foreign currency exchange (gains) losses				(1.0)
Net investment and other (gains) losses				(20.0)
Total other expenses (2)				174.3
Income (loss) before income taxes				$(190.3)
(1) Includes interest expense and fee and other expense (income), net.
(2) Includes amortization of value of business acquired and other intangible assets related to purchase accounting of $172.0 million.

	Successor
	The period from November 16, 2023 through December 31, 2023
(in millions)	Casualty Lines	Specialty Lines	Run-off Lines	Total
Net earned premiums	$66.5	$33.2	$62.6	$162.3
Net investment income	10.1	5.2	13.3	28.6
Total segment revenues	76.6	38.4	75.9	190.9
Reconciliation of revenue
Net investment and other gains (losses)				(0.3)
Total consolidated revenues				190.6
Less:
Losses and loss adjustment expenses	42.1	19.5	32.6
Underwriting, acquisition and general expenses	15.2	9.5	13.2
Other segment items (1)	1.3	0.6	1.4
Segment Operating Income (Loss)	18.0	8.8	28.7	55.5
Reconciliation of profit or loss
Unallocated amounts:
Non-operating expenses				13.1
Foreign currency exchange (gains) losses				0.6
Net investment and other (gains) losses				0.3
Total other expenses (2)				39.3
Income (loss) before income taxes				$2.2
(1) Includes interest expense and fee and other expense (income), net.
(2) Includes amortization of value of business acquired and other intangible assets related to purchase accounting of $37.9 million.

	Predecessor
	Period from	For the Year Ended
(in millions)	January 1, 2023 through November 15, 2023	December 31, 2022
Revenue:
Net earned premiums
U.S. Operations	$1,101.6	$1,209.0
International Operations	124.0	530.5
Run-off Lines	0.3	0.9
Total net earned premiums	1,225.9	1,740.4
Net investment income
U.S. Operations	99.9	88.4
International Operations	18.7	39.1
Run-off Lines	2.7	2.3
Total net investment income	121.3	129.8
Net investment and other gains (losses)	(22.7)	(115.3)
Total revenue	$1,324.5	$1,754.9

	Predecessor
	Period from	For the Year Ended
(in millions)	January 1, 2023 through November 15, 2023	December 31, 2022
Income (loss) before income taxes
U.S. Operations	$(127.5)	$(22.9)
International Operations	6.7	63.8
Run-off Lines	(1.2)	(1.8)
Total segment income before income taxes	(122.0)	39.1
Corporate and Other	(22.5)	(32.0)
Net investment and other gains (losses)	(22.7)	(115.3)
Foreign currency exchange gains (losses)	(1.8)	5.0
Impairment of goodwill and intangible assets	—	(28.5)
Non-operating expense	(41.1)	(51.5)
Total income (loss) before income taxes	$(210.1)	$(183.2)
The table below presents net earned premiums by geographic location for the periods November 16, 2023 through December 31, 2023 (Successor), and January 1, 2023 through November 15, 2023 (Predecessor), and for the years ended December 31, 2024 and 2022. For this disclosure, we determine geographic location by the country of domicile of our subsidiaries that underwrite the business and not by the location of insureds or reinsureds from whom the business was generated.

	Successor		Predecessor
	For the Year Ended	Period from	Period from	For the Year Ended
(in millions)	December 31, 2024	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	December 31, 2022
United States	$989.0	$147.4	$1,101.9	$1,209.9
United Kingdom	—	—	48.3	480.2
Bermuda	100.8	14.9	75.7	38.0
Malta	—	—	—	3.9
All other jurisdictions	—	—	—	8.4
Total net earned premiums	$1,089.8	$162.3	$1,225.9	$1,740.4

The following table represents identifiable assets by geographic location:

	As of
(in millions)	December 31, 2024	December 31, 2023
U.S. Operations	$7,429.3	$6,813.1
International Operations	1,450.3	1,690.0
Total assets	$8,879.6	$8,503.1
16.    Statutory Accounting Principles
Financial Information
The statutory capital and surplus for our principal operating subsidiaries was as follows:

Statutory capital and surplus (1)	December 31,
(in millions)	2024	2023
Bermuda	$1,513.6	$1,150.6
United States	1,639.3	1,410.4
(1) Such amounts include ownership interests in affiliate insurance and reinsurance subsidiaries.
The statutory net income (loss) for our principal operating subsidiaries was as follows:

Statutory net income (loss) (1)	For the Years Ended December 31,
(in millions)	2024	2023	2022
Bermuda	$(52.1)	$0.8	$(29.1)
United Kingdom (2)	—	—	21.4
United States	(132.6)	39.5	(117.8)
(1) Such amounts include ownership interests in affiliate insurance and reinsurance subsidiaries.
(2) Sold on February 2, 2023. See Note 2, “Recent Acquisitions, Disposals & Other Transactions” in our 2023 Form 10-K for additional information related to this transaction.
As of December 31, 2024 and 2023, Argo Re’s solvency and liquidity margins and statutory capital and surplus were in excess of the minimum levels required by the Insurance Act. As of December 31, 2024 and 2023, the minimum statutory capital and surplus required to be maintained by Argo Re was $100.0 million and $106.6 million, respectively.

Our U.S. insurance subsidiaries file financial statements prepared in accordance with statutory accounting principles prescribed or permitted by insurance regulatory authorities of the state in which they are domiciled. The differences between statutory-based financial statements and financial statements prepared in accordance with GAAP vary between jurisdictions. The principal differences are that for statutory-based financial statements, deferred acquisition costs are not recognized, a portion of the deferred federal income tax asset is non-admitted, bonds are generally carried at amortized cost, certain assets are non-admitted and charged directly to surplus, a collectability allowance related to reinsurance recoverables is charged directly to surplus and outstanding losses and unearned premium are presented net of reinsurance.
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
The payment of dividends to our stockholders is permitted so long as (i) we are not, or would not be after the payment, unable to pay our liabilities as they become due and (ii) the realizable value of our assets is in excess of our liabilities after taking such payment into account. In light of these restrictions, we have no material restrictions on dividend payments that may be made to our stockholders at December 31, 2024.
Bermuda Insurance Subsidiary
Argo Re is the direct subsidiary of Argo Group, and therefore, has direct dividend paying capabilities to the parent.
Argo Re is generally prohibited from declaring or paying, in any financial year, dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Bermuda Monetary Authority (“BMA”) an affidavit signed by at least two directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio. Argo Re may not reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Based on these regulatory restrictions, the maximum amount available for payment of dividends to Argo Group by Argo Re during 2025 without prior regulatory approval is $378.4 million.
In 2024, Argo Group received total dividends of $30.0 million from Argo Re, and Argo Re received a dividend of $10.6 million from AIH. The proceeds of the dividends were used to repay intercompany balances, interest payments and other corporate expenses.
U.S. Insurance Subsidiaries
As an intermediate insurance holding company, Argo Group U.S. is largely dependent on dividends and other permitted payments from its insurance subsidiaries to service its debt, fund operating expenses and pay dividends. Various state insurance laws restrict the amount that may be transferred to Argo Group U.S. from its subsidiaries in the form of dividends without prior approval of regulatory authorities. In addition, that portion of the insurance subsidiaries’ net equity that results from the difference between statutory insurance principles and GAAP would not be available for dividends.
Argonaut Insurance Company is a direct subsidiary of Argo Group U.S. and is regulated by the Nebraska Department of Insurance. During 2025, Argonaut Insurance Company may be permitted to pay dividends of up to $149.8 million without approval from the Nebraska Department of Insurance. During 2024, Argo Group U.S. did not receive a dividend from Argonaut Insurance Company.
Rockwood, a direct subsidiary of Argo Group U.S., is regulated by the Pennsylvania Department of Insurance. Rockwood may be permitted to pay ordinary dividends of up to $18.9 million with approval from the Pennsylvania Department of Insurance during 2025. Each department of insurance may require prior approval for the payment of all dividends, based on business and regulatory conditions of the insurance companies. During 2024, Argo Group U.S. did not receive a dividend from Rockwood.

17.    Insurance Assessments
We participate in statutorily created insolvency guarantee and weather-related loss protection associations in all states where we are authorized to transact business. These associations were formed for the purpose of paying the claims of insolvent companies. We are assessed a pro-rata share of such claims based upon our premium writings, subject to a maximum annual assessment per line of insurance. Certain of these assessments can be recovered through premium tax offsets or policy surcharges. We do not believe that assessments on current insolvencies will have a material impact on our financial condition or results of operations. We have accrued assessments of $4.7 million and $6.9 million at December 31, 2024 and 2023, respectively.
18.    Related Party Transactions
As part of the Merger, the Company has entered into recurring transactions and agreements with Brookfield Wealth Solutions Ltd., its subsidiaries and affiliates.
For the year ended December 31, 2024, the Company purchased related party investments of $906.4 million and received $300.0 million of related party investments as part of a capital contribution from Brookfield Wealth Solutions Ltd. Additionally, for the year ended December 31, 2024, the Company recorded an unrealized gain of $28.2 million reflected in Net investment and other gains (losses) on our Consolidated Statements of Income (Loss), driven by a commercial real estate equity investment for which we have elected the fair value option of accounting. Related party investments as of December 31, 2024 were primarily attributed to $427.2 million of private loans, $305.4 million in other investments and $270.3 million of equity securities. Additionally, the Company has unfunded commitments totaling $218.6 million across the related party investments. Investment transactions with related parties are accounted for in the same manner as those with unrelated parties in the financial statements.
For the year ended December 31, 2024, the Company incurred investment management fees due to related party arrangements of $11.5 million, which is recognized in Net investment income on our Consolidated Statements of Income (Loss). As of December 31, 2024, the related party investment management fees payable is $2.5 million which is recognized in Accrued underwriting expenses and other liabilities on our Consolidated Balance Sheets.
Additionally, the Company issued common stock to BNRE Triangle Acquisition Inc. See Note 10, “Stockholders’ Equity,” for additional information.
19.    Subsequent Events
Appointment of Chief Executive Officer and Chief Financial Officer
On March 21, 2025, Jessica Buss notified the Company of her resignation as Chief Executive Officer of the Company, effective immediately (the “Resignation”). Ms. Buss’ decision is not due to any disagreement with the Company or the Board of Directors of the Company on any matter relating to the Company’s operations, policies or practices.
In connection with the Resignation and effective immediately, Christopher Donahue, the Company’s Chief Financial Officer, was appointed as the Chief Executive Officer of the Company, and David Chan, the Company’s Chief Accounting Officer, was appointed as the Chief Financial Officer of the Company.
Argo Pro
In January 2025, certain subsidiaries of the Company entered into a Business Transfer Agreement, as amended and restated, with Core Specialty Insurance Holdings, Inc. (“Core”) and a Renewal Rights Agreement with Westfield Insurance Company, Westfield National Insurance Company, Westfield Select Insurance Company and Westfield Specialty Insurance Company (collectively, “Westfield”, and together with Core, collectively, the “Purchasers”), whereby the Purchasers purchased the renewal rights and related unearned premium reserves of the Company’s professional lines businesses. The Company entered into the transaction in order to meet the Company’s foreseeable strategic goals and continue to serve our broker partners through growth across other lines of business.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

	As of
BALANCE SHEETS	December 31,
	2024	2023
Assets
Investment in subsidiaries	$1,654.1	$1,363.3
Cash, restricted cash and cash equivalents	—	2.2
Deferred tax assets, net	1.3	—
Other assets	0.9	0.9
Due from subsidiaries	15.4	—
Total assets	$1,671.7	$1,366.4

Liabilities and Stockholders' Equity
Junior subordinated debentures	$27.2	$14.3
Accrued underwriting expenses and other liabilities	4.8	2.2
Current income taxes payable, net	3.0	—
Due to subsidiaries	—	21.3
Intercompany notes payable	33.2	31.1
Total liabilities	68.2	68.9
Stockholders' equity	1,603.5	1,297.5
Total liabilities and stockholders' equity	$1,671.7	$1,366.4

STATEMENTS OF INCOME (LOSS)	Successor		Predecessor
	For the Year Ended	Period from	Period from	For the Year Ended
	December 31, 2024	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	December 31, 2022
Revenue:
Net investment expense	$—	$(0.1)	$—	$—
Total revenue	—	(0.1)	—	—
Expenses:
Interest expense	2.9	0.4	2.3	1.6
Operating expenses	2.2	(1.3)	6.8	(0.6)
Non-operating expenses	(15.2)	2.7	21.3	26.2
Total expenses	(10.1)	1.8	30.4	27.2
(Loss) income before income taxes	10.1	(1.9)	(30.4)	(27.2)
Provision for income taxes	1.7	—	—	—
Net income before equity in earnings of subsidiaries	8.4	(1.9)	(30.4)	(27.2)
Equity in undistributed earnings of subsidiaries (1)	(156.5)	2.8	(180.0)	(148.0)
Net (loss) income	$(148.1)	$0.9	$(210.4)	$(175.2)
Dividends on preferred stock	10.5	—	10.5	10.5
Net (loss) income attributable to common stockholders	$(158.6)	$0.9	$(220.9)	$(185.7)
(1) Includes dividend income from consolidated subsidiaries

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

	Successor		Predecessor
STATEMENTS OF CASH FLOWS	For the Year Ended	Period from	Period from	For the Year Ended
	December 31, 2024	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	December 31, 2022
Cash flows from operating activities:
Net (loss) income	$(148.1)	$0.9	$(210.4)	$(175.2)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	—	—	—	1.5
Share-based payments expense	—	—	1.0	2.8
Deferred income tax expense (benefit), net	(1.3)	—	—	—
Loss on disposal of fixed assets	—	—	—	(3.5)
Undistributed earnings of subsidiaries	156.5	(2.8)	180.0	148.0
Change in:
Prepaid assets	—	—	0.2	(1.8)
Accrued expenses	2.4	(8.0)	10.6	6.0
Due to (from) subsidiaries	(7.4)	5.6	22.7	28.8
Income taxes	3.0	—	—	—
Other, net	0.4	(2.2)	5.1	4.7
Cash provided by (used in) operating activities	5.5	(6.5)	9.2	11.3
Cash flows from investing activities:
Change in short-term investments	—	—	(3.8)	12.7
Settlements of foreign currency exchange forward contracts	—	—	2.0	(2.0)
Capital contribution to subsidiaries	(200.0)	—	—	—
Dividend received from subsidiaries	2.8	—	—	33.3
Cash provided by (used in) investing activities	(197.2)	—	(1.8)	44.0
Cash flows from financing activities:
Capital contribution	200.0	—	—	—
Activity under stock incentive plans	—	—	0.7	1.8
Payment of cash dividend to preferred stockholders	(10.5)	—	(10.5)	(10.5)
Payment of cash dividend to common stockholders	—	—	0.3	(43.4)
Cash used in financing activities	189.5	—	(9.5)	(52.1)
Change in cash	(2.2)	(6.5)	(2.1)	3.2
Cash, beginning of period	2.2	8.7	5.2	2.0
Cash, end of period	$—	$2.2	$3.1	$5.2

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
SCHEDULE III
SUPPLEMENTAL INSURANCE INFORMATION
AS OF DECEMBER 31, 2024, 2023 AND 2022
(in millions)

Segment	DAC (1)	Reserves for Losses and Loss Adjustment Expenses (2)	UPR (3)
As of December 31, 2024
Casualty Lines	25.1	2,416.6	323.8
Specialty Lines	9.6	643.1	245.3
Run-off Lines	17.4	2,738.9	229.7
Total	$52.1	$5,798.6	$798.8
As of December 31, 2023
Casualty Lines	2.9	2,211.7	319.3
Specialty Lines	1.0	675.8	244.8
Run-off Lines	3.3	2,657.0	352.5
Total	$7.2	$5,544.5	$916.6
As of December 31, 2022
U.S. Operations	109.4	3,718.1	893.4
International Operations (4)	(2.4)	1,100.4	146.5
Run-off Lines	—	233.1	—
Total	$107.0	$5,051.6	$1,039.9
(1) Deferred acquisition costs.
(2) Future policy benefits, losses, claims and loss expenses.
(3) Unearned premiums.
(4) $993.4 million of gross reserves were reclassified as liabilities held-for-sale at December 31, 2022. Refer to the sale of Argo Underwriting Agency Limited in Note 2, “Recent Acquisitions, Disposals & Other Transactions” in our 2023 Form 10-K for additional information.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
SCHEDULE III
SUPPLEMENTAL INSURANCE INFORMATION
FOR THE YEAR ENDED DECEMBER 31, 2024, FOR THE PERIOD NOVEMBER 16, 2023 THROUGH DECEMBER 31, 2023, JANUARY 1, 2023 THROUGH NOVEMBER 15, 2023, AND
FOR THE YEAR ENDED DECEMBER 31, 2022
(in millions)

Segment	Premium Revenue (1)	Net Investment Income (2)	Loss & LAE (3)	Amortization (Deferral) DAC (4) (5)	Other Operating Expenses (6)	Net Premiums Written (7)
Year Ended December 31, 2024
Casualty Lines	546.1	112.4	432.2	(22.3)	167.8	575.4
Specialty Lines	257.8	17.5	165.7	(8.6)	74.8	244.3
Run-off Lines	285.9	119.9	420.4	(14.0)	105.0	150.6
Corporate and Other	—	—	—	—	174.3	—
Total	$1,089.8	$249.8	$1,018.3	$(44.9)	$521.9	$970.3
The Period from November 16, 2023 through December 31, 2023 (Successor)
Casualty Lines	66.5	10.1	42.1	1.0	14.2	53.2
Specialty Lines	33.2	5.2	19.5	1.9	7.6	27.4
Run-off Lines	62.6	13.3	32.6	(10.1)	23.3	43.7
Corporate and Other	—	—	—	—	39.3	—
Total	$162.3	$28.6	$94.2	$(7.2)	$84.4	$124.3
The Period from January 1, 2023 through November 15, 2023 (Predecessor)
U.S. Operations	1,101.6	99.9	935.1	19.9	349.7	1,002.7
International Operations	124.0	18.7	105.5	(10.9)	36.9	141.8
Run-off Lines	0.3	2.7	2.6	—	0.9	0.2
Corporate and Other	—	—	—	—	22.5	—
Total	$1,225.9	$121.3	$1,043.2	$9.0	$410.0	$1,144.7
Year Ended December 31, 2022
U.S. Operations	1,209.0	88.4	870.1	(3.5)	436.3	1,196.2
International Operations	530.5	39.1	293.9	(7.0)	212.3	544.5
Run-off Lines	0.9	2.3	2.9	—	1.6	0.8
Corporate and Other	—	—	—	—	31.0	—
Total	$1,740.4	$129.8	$1,166.9	$(10.5)	$681.2	$1,741.5
(1) Premium revenue, net (premiums earned).
(2) Net investment income allocated based upon each segment’s share of investable funds.
(3) Benefits, claims, losses and settlement expenses.
(4) Amortization (deferral) of deferred acquisition costs.
(5) The amortization (deferral) of deferred acquisition costs will not equal the change in the balance sheet. See Note 1, “Business and Significant Accounting Policies” for further discussion.
(6) Other insurance expenses allocated based on specific identification, where possible, and related activities.
(7) Premiums written, net.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at Beginning of Year	Charged to Cost and Expense	Capital Loss Carryforward	Net Operating Loss Carryforward	Charged to Other Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2024
Deducted from assets:
Valuation allowance for deferred tax asset	$20.7	$—	$(3.3)	$0.5	$—	$—	$17.9
Year Ended December 31, 2023
Deducted from assets:
Valuation allowance for deferred tax asset	$20.3	$—	$—	$0.4	$—	$—	$20.7
Year Ended December 31, 2022
Deducted from assets:
Valuation allowance for deferred tax asset	$27.9	$—	$3.3	$(10.9)	$—	$—	$20.3

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
SCHEDULE VI
SUPPLEMENTAL INFORMATION FOR PROPERTY-CASUALTY INSURANCE COMPANIES
(in millions)

	Successor		Predecessor
	For the Year Ended	Period from	Period from	For the Year Ended
	December 31, 2024	November 16, 2023 through December 31, 2023	January 1, 2023 through November 15, 2023	December 31, 2022
Deferred acquisition costs (1)	$52.1	$7.2	$88.7	$107.0
Reserves for losses and loss adjustment expenses (1)	$5,798.6	$5,544.5	$5,526.4	$5,051.6
Unamortized discount in reserves for losses (1)	$22.0	$20.8	$20.4	$19.3
Unearned premiums (1)	$798.8	$916.6	$986.2	$1,039.9
Premiums earned	$1,089.8	$162.3	$1,225.9	$1,740.4
Net investment income	$249.8	$28.6	$121.3	$129.8
Losses and loss adjustment expenses incurred:
Current year	$763.4	$94.2	$775.3	$1,102.2
Prior years	254.9	—	267.9	64.7
Losses and loss adjustment expenses incurred	$1,018.3	$94.2	$1,043.2	$1,166.9
(Deferral) amortization of policy acquisition costs (2)	$(44.9)	$(7.2)	$9.0	$(10.5)
Paid losses and loss adjustment expenses, net of reinsurance	$778.4	$85.3	$527.9	$999.5
Gross premiums written	$1,745.8	$191.2	$1,948.4	$2,848.1
(1) As of December 31, 2022, balances related to AUA were reclassified to held-for-sale. See Note 2, “Recent Acquisitions, Disposals & Other Transactions” in our 2023 Form 10-K.
(2) The amortization (deferral) of policy acquisition costs will not equal the change in the balance sheet. For further discussion, see Note 1, “Business and Significant Accounting Policies.”