Form 10-Q
period 2025-03-31
Argo Group International Holdings, Inc.
filed 2025-05-08
CIK 1091748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 8, 2025.
As of May 8, 2025, the registrant had 13 shares of common stock outstanding.

Argo Group International Holdings, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and therefore is filing this Form 10-Q in the reduced disclosure format.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
ARGO GROUP INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares and per share amounts)

	As of
	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost: 2025 - $1,866.4, 2024 - $2,032.9; allowance for expected credit losses: 2025 - $1.2, 2024 - $0.9)	$1,915.8	$2,068.9
Mortgage loans (cost: $218.3 and $210.1, respectively; allowance for expected credit losses: $1.2 and $1.2, respectively)	217.7	208.2
Private loans (cost: $617.8 and $577.3, respectively; allowance for expected credit losses: $5.9 and $4.4, respectively)	611.9	572.9
Equity securities, at fair value (cost: $402.2 and $396.3, respectively)	431.3	413.0
Other investments (cost: $573.4 and $577.4, respectively)	573.4	577.4
Short-term investments, at fair value (cost: $360.5 and $254.1, respectively)	360.6	254.4
Total investments	4,110.7	4,094.8
Cash, restricted cash and cash equivalents	617.6	644.4
Accrued investment income	18.2	18.6
Premiums receivable	196.1	179.5
Reinsurance recoverables	2,936.1	3,053.2
Other intangible assets, net of accumulated amortization	131.7	139.3
Current income taxes receivable, net	21.6	21.6
Deferred tax asset, net	79.3	91.5
Deferred acquisition costs, net	55.3	52.1
Ceded unearned premiums	359.1	357.8
Operating lease right-of-use assets	47.5	47.6
Other assets	150.6	166.3
Value of business acquired, net of accumulated amortization	10.6	12.9
Total assets	$8,734.4	$8,879.6
Liabilities and Stockholders' Equity
Reserves for losses and loss adjustment expenses	$5,680.2	$5,798.6
Unearned premiums	729.8	798.8
Accrued underwriting expenses and other liabilities	56.9	54.3
Ceded reinsurance payable, net	165.2	158.7
Funds held	42.3	44.6
Senior unsecured fixed rate notes	129.0	128.8
Junior subordinated debentures	243.7	243.2
Operating lease liabilities	48.9	49.1
Total liabilities	7,096.0	7,276.1
Commitments and contingencies (Note 12)
Stockholders' equity:
Series A Preferred stock and additional paid-in capital ($1.00 par; 10,000 shares authorized; 6,000 shares issued; liquidation preference $25,000)	137.1	137.1
Common stock ($0.01 par; 1,000 shares authorized; 13 shares issued)	—	—
Additional paid-in capital	1,592.4	1,592.4
Retained earnings (Accumulated deficit)	(130.1)	(157.7)
Accumulated other comprehensive income, net of taxes	39.0	31.7
Total stockholders' equity	1,638.4	1,603.5
Total liabilities and stockholders' equity	$8,734.4	$8,879.6
See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except number of shares and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Premiums and other revenue:
Net earned premiums	$210.0	$313.7
Net investment income	59.1	58.8
Net investment and other gains (losses):
Net realized investment and other gains (losses)	(2.8)	6.2
Change in fair value recognized	14.3	—
Change in allowance for credit losses	(1.8)	—
Total net investment and other gains (losses)	9.7	6.2
Total revenue	278.8	378.7
Expenses:
Losses and loss adjustment expenses	148.1	220.0
Underwriting, acquisition and general expenses	80.6	117.1
Non-operating expenses (income)	5.6	7.7
Interest expense	8.6	8.7
Foreign currency exchange (gains) losses	(2.6)	(2.0)
Total expenses	240.3	351.5
Income (loss) before income taxes	38.5	27.2
Income tax provision (benefit)	8.3	1.6
Net income (loss)	$30.2	$25.6
Dividends on Series A Preferred stock	2.6	2.6
Net income (loss) attributable to common stockholders	$27.6	$23.0

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Net income (loss)	$30.2	$25.6
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	0.1	(0.1)
Fixed maturity securities:
Unrealized gains (losses) arising during the period	7.9	(13.8)
Reclassification adjustment for losses (gains) included in net income (loss)	1.3	(6.5)
Other comprehensive income (loss) before tax	9.3	(20.4)

Income tax provision (benefit) related to other comprehensive income (loss):
Fixed maturity securities:
Unrealized gains (losses) arising during the period	1.7	(3.1)
Reclassification adjustment for (gains) losses included in net income	0.3	(1.3)
Income tax provision (benefit) related to other comprehensive income (loss)	2.0	(4.4)
Other comprehensive income (loss), net of tax	7.3	(16.0)
Comprehensive income (loss)	$37.5	$9.6

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except number of shares and per share amounts)
(Unaudited)

	Preferred Stock and Additional Paid-in Capital	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance, December 31, 2024	$137.1	$—	$1,592.4	$(157.7)	$31.7	$1,603.5
Net income (loss)	—	—	—	30.2	—	30.2
Other comprehensive income - change in fair value of fixed maturities, net of taxes	—	—	—	—	7.2	7.2
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Dividends on Series A Preferred stock	—	—	—	(2.6)	—	(2.6)
Balance, March 31, 2025	$137.1	$—	$1,592.4	$(130.1)	$39.0	$1,638.4

	Preferred Stock and Additional Paid-in Capital	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance, December 31, 2023	$137.1	$1,056.6	$51.1	$0.9	$51.8	$1,297.5
Net income (loss)	—	—	—	25.6	—	25.6
Other comprehensive loss - change in fair value of fixed maturities, net of taxes	—	—	—	—	(15.9)	(15.9)
Other comprehensive loss, net of tax	—	—	—	—	(0.1)	(0.1)
Dividends on Series A Preferred stock	—	—	—	(2.6)	—	(2.6)
Issuance of common stock	—	100.0	—	—	—	100.0
Balance, March 31, 2024	$137.1	$1,156.6	$51.1	$23.9	$35.8	$1,404.5

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash flows provided by (used in) operating activities:
Net income (loss)	$30.2	$25.6
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization and depreciation	11.4	46.1
Deferred income tax expense (benefit), net	8.3	2.6
Net investment and other (gains) losses	(9.7)	(6.2)
Undistributed earnings from alternative investment portfolio	(3.1)	(5.9)
Foreign currency exchange (gains) losses	(2.6)	(2.0)
Change in:
Accrued investment income	0.4	2.4
Receivables	100.5	47.1
Deferred acquisition costs	(3.2)	(25.0)
Ceded unearned premiums	(1.3)	2.3
Reserves for losses and loss adjustment expenses	(115.8)	0.6
Unearned premiums	(69.0)	(74.5)
Ceded reinsurance payable and funds held	4.2	28.0
Income taxes	—	(1.1)
Accrued underwriting expenses and other liabilities	2.7	(18.6)
Other, net	(3.6)	(35.1)
Cash provided by (used in) operating activities	(50.6)	(13.7)
Cash flows provided by (used in) investing activities:
Sales of fixed maturity investments	99.0	102.7
Maturities and mandatory calls of fixed maturity investments	155.9	63.7
Proceeds from mortgage loans	42.7	—
Proceeds from private loan investments	22.1	—
Sales of equity securities	—	2.3
Sales of short-term investments	210.0	—
Sales of other investments	14.6	31.9
Purchases of fixed maturity investments	(68.5)	(1.0)
Purchases of mortgage loans	(4.6)	(26.9)
Purchases of private loan investments	(68.4)	—
Purchases of equity securities	(5.9)	(0.1)
Purchases of short-term investments	(359.9)	—
Purchases of other investments	(8.8)	(48.5)
Change in short-term investments	—	(637.8)
Settlements of foreign currency exchange forward contracts	—	0.8
Purchases of fixed assets, net	(1.8)	—
Cash provided by (used in) investing activities	26.4	(512.9)
Cash flows provided by (used in) financing activities:
Debt borrowings	—	100.0
Issuance of common stock	—	100.0
Payment of cash dividends to preferred stockholders	(2.6)	(2.6)
Cash provided by (used in) financing activities	(2.6)	197.4
Net change in cash and restricted cash including balances classified as held-for-sale	(26.8)	(329.2)
Cash, restricted cash, and cash equivalents, beginning of period	644.4	791.6
Cash, restricted cash, and cash equivalents, end of period	$617.6	$462.4
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
On November 16, 2023, we merged with Brookfield Wealth Solutions Ltd. (formerly known as Brookfield Reinsurance Ltd.), which resulted in a change to the Company’s ownership (the “Merger”). As a result of the Merger, and overall strategic shift, the Company changed its internal segments in a manner that caused the composition of its reporting segments to change in the fourth quarter of 2024. The Company’s reporting segments were realigned to three reportable segments—Casualty Lines, Specialty Lines, and Run-off Lines. Previously, the Company reported its operations under U.S Operations, International Operations and Run-off Lines, which primarily consisted of other liability policies that were issued in the 1960s, 1970s and into the 1980s, as well as the former risk-management business. For additional segment information, refer to Note 13, “Segment Information.” The Company has recast all applicable periods for comparability.
The preparation of interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The major estimates reflected in our Condensed Consolidated Financial Statements include, but are not limited to, reserves for losses and loss adjustment expenses; reinsurance recoverables, including the reinsurance recoverables allowance for expected credit losses; fair value of investments and assessment of potential impairment, including the allowance for credit losses on fixed maturity securities; valuation of intangibles, including those identified as part of purchase accounting related to the Merger, and our deferred tax asset valuation allowance. Actual results could materially differ from those estimates. Certain financial information that is normally included in annual Condensed Consolidated Financial Statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission ("SEC") (the “2024 Form 10-K”).
The interim financial information as of, and for the three months ended, March 31, 2025 and 2024 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All material intercompany amounts have been eliminated in consolidation. Certain reclassifications have been made to financial information presented for prior years to conform to the current year’s presentation.
Argo Pro
In January 2025 certain subsidiaries of the Company entered into a Business Transfer Agreement, as amended and restated, with Core Specialty Insurance Holdings, Inc. (“Core”) and a Renewal Rights Agreement with Westfield Insurance Company, Westfield National Insurance Company, Westfield Select Insurance Company and Westfield Specialty Insurance Company (collectively, “Westfield”, and together with Core, collectively, the “Purchasers”), whereby the Purchasers purchased the renewal rights and related unearned premium reserves of the Company’s professional lines businesses. The Company entered into the transaction to align with strategic goals and continue to serve our broker partners through growth across other lines of business.
2.    Recently Issued Accounting Pronouncements
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
On November 4, 2024, the FASB issued Accounting Standards Update 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Disaggregation of income statement expenses is to improve interim and annual disclosures about a public business entity’s expenses by requiring more detailed information in the notes to the financial statements about certain expense categories, including purchases of inventory, employee compensation, depreciation, amortization, and selling expenses. We expect to adopt ASU 2024-03 effective January 1, 2027 but the adoption will not affect our financial position or our results of operations, however, will result in additional disclosures.
3.    Investments
Fixed Maturities
The amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses, and fair value of fixed maturity investments were as follows:

March 31, 2025
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturities
U.S. Governments	$210.5	$3.0	$0.3	$—	$213.2
Foreign Governments	4.1	0.1	—	—	4.2
Obligations of states and political subdivisions	66.2	1.9	—	—	68.1
Corporate bonds	896.4	23.3	1.2	1.1	917.4
Commercial mortgage-backed securities	305.1	12.6	0.3	—	317.4
Residential mortgage-backed securities	196.7	5.7	—	—	202.4
Asset-backed securities	101.1	3.0	0.1	0.1	103.9
Collateralized loan obligations	86.3	2.9	—	—	89.2
Total fixed maturities	$1,866.4	$52.5	$1.9	$1.2	$1,915.8

December 31, 2024
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturities
U.S. Governments	$222.3	$1.5	$0.6	$—	$223.2
Foreign Governments	7.1	—	—	—	7.1
Obligations of states and political subdivisions	80.1	1.6	—	—	81.7
Corporate bonds	1,033.5	19.4	1.3	0.9	1,050.7
Commercial mortgage-backed securities	276.6	10.0	0.3	—	286.3
Residential mortgage-backed securities	201.0	2.8	0.6	—	203.2
Asset-backed securities	104.9	2.6	0.1	—	107.4
Collateralized loan obligations	107.4	2.1	0.2	—	109.3
Total fixed maturities	$2,032.9	$40.0	$3.1	$0.9	$2,068.9

Contractual Maturity
The amortized cost and fair values of fixed maturity investments as of March 31, 2025, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$242.5	$243.8
Due after one year through five years	778.9	794.1
Due after five years through ten years	136.0	143.0
Due after ten years	19.8	22.0
Structured securities	689.2	712.9
Total	$1,866.4	$1,915.8
The actual maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.
Other Investments
Details regarding the carrying value and unfunded investment commitments of Other investments as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025		December 31, 2024
(in millions)	Carrying Value	Unfunded Commitments	Carrying Value	Unfunded Commitments
Investment type
Hedge funds	$27.0	$—	$27.5	$—
Private equity	258.0	211.9	262.4	214.1
Real estate equity investments	283.4	5.5	282.6	—
Other	5.0	—	4.9	6.8
Total other investments	$573.4	$217.4	$577.4	$220.9
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
•Real estate equity investments: Includes equity interests with underlying real estate investments accounted for in accordance with the equity method of accounting or at fair value.
•Other: Other primarily includes equity investments accounted for in accordance with the equity method of accounting and investments for which the Company has elected the fair value option of accounting.

Unrealized Losses and Other-than-temporary Impairments
An aging of unrealized losses on our investments in fixed maturities is presented below:

March 31, 2025	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$17.7	$0.3	$—	$—	$17.7	$0.3
Corporate bonds	24.1	1.1	2.5	0.1	26.6	1.2
Commercial mortgage-backed securities	28.3	0.2	8.9	0.1	37.2	0.3
Asset-backed securities	13.8	0.1	—	—	13.8	0.1
Total fixed maturities	$83.9	$1.7	$11.4	$0.2	$95.3	$1.9

December 31, 2024	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
U.S. Governments	$17.4	$0.6	$—	$—	$17.4	$0.6
Corporate bonds	19.6	1.2	1.7	0.1	21.3	1.3
Commercial mortgage-backed securities	9.7	0.1	8.0	0.2	17.7	0.3
Residential mortgage-backed securities	48.9	0.6	—	—	48.9	0.6
Asset-backed securities	9.9	0.1	—	—	9.9	0.1
Collateralized loan obligations	11.5	0.2	—	—	11.5	0.2
Total fixed maturities	$117.0	$2.8	$9.7	$0.3	$126.7	$3.1
The Company holds a total of 963 fixed maturity securities, of which 37 were in an unrealized loss position for less than one year and 12 were in an unrealized loss position for a period of one year or greater as of March 31, 2025. The unrealized losses as of March 31, 2025 are primarily driven by interest rate movements.
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

The following table presents a roll-forward of the changes in allowance for credit losses on available-for-sale fixed maturities by industry category for the three months ended March 31, 2025 and 2024, respectively:

(in millions)	Corporate bonds	Asset backed securities	Total
Beginning balance, January 1, 2025	$0.9	$—	$0.9
Securities for which allowance was not previously recorded	0.1	0.1	0.2
Additional net increases (decreases) in existing allowance	0.1	—	0.1
Ending balance, March 31, 2025	$1.1	$0.1	$1.2

(in millions)	Foreign Governments	Corporate bonds	Total
Beginning balance, January 1, 2024	$0.2	$—	$0.2
Securities for which allowance was not previously recorded	—	0.1	0.1
Additional net increases (decreases) in existing allowance	(0.2)	0.1	(0.1)
Ending balance, March 31, 2024	$—	$0.2	$0.2

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
Mortgage Loans
Mortgage loan investments are composed of participation interests in a portfolio of commercial and residential mortgage loans. Loan collateral is diversified with regard to property type and geography. The following table presents loans by property type:

	March 31, 2025
(in millions)	Cost	Composition	Loan Count
Apartments	$109.5	50.2%	14
Hotel	12.6	5.8%	1
Industrial	32.8	15.0%	2
Office	44.1	20.2%	4
Retail	19.3	8.8%	2
Total	$218.3	100.0%	23

	December 31, 2024
(in millions)	Cost	Composition	Loan Count
Apartments	$82.5	39.3%	10
Hotel	12.6	6.0%	1
Industrial	69.2	32.9%	3
Office	26.0	12.4%	1
Retail	19.8	9.4%	2
Total	$210.1	100.0%	17

The following table presents our loans by Debt Service Coverage Ratio (“DSCR”):

	March 31, 2025
(in millions)	Cost	Loan Count
Less than 1.00	$37.4	4
1.00 to 1.50	65.0	8
Greater than 1.5 to 2.0	88.2	6
Greater than 2.0 to 3.0	12.6	1
Total	$203.2	19

	December 31, 2024
(in millions)	Cost	Loan Count
Less than 1.00	$12.2	3
1.00 to 1.50	37.1	4
Greater than 1.5 to 2.0	135.7	8
Greater than 2.0 to 3.0	12.6	1
Total	$197.6	16
DSCR does not include residential mortgage loans, which are included within Apartments property type.
The following table presents loans by Loan To Value:

	March 31, 2025
(in millions)	Cost	Loan Count
Greater than 50.0% to 55.0%	$22.6	2
Greater than 55.0% to 60.0%	15.1	5
Greater than 60.0% to 70.0%	102.1	8
Greater than 70.0%	78.5	8
Total	$218.3	23

	December 31, 2024
(in millions)	Cost	Loan Count
Equal to or less than 50.0%	$1.7	2
Greater than 50.0% to 55.0%	43.2	1
Greater than 55.0% to 60.0%	12.4	1
Greater than 60.0% to 70.0%	47.6	4
Greater than 70.0%	105.2	9
Total	$210.1	17

The following table presents loans by maturity:

	March 31, 2025
(in millions)	Cost	Loan Count
One year or less	$95.4	8
Greater than one year and less than three	48.3	5
Greater than three years and less than five years	17.9	2
Greater than seven years and less than ten years	56.7	8
Total	$218.3	23

	December 31, 2024
(in millions)	Cost	Loan Count
One year or less	$34.9	3
Greater than one year and less than three	103.5	7
Greater than three years and less than five years	17.7	2
Greater than seven years and less than ten years	54.0	5
Total	$210.1	17
Investment and Other Gains and Losses
The following table presents our gross realized investment gains and losses:

	For the Three Months Ended March 31,
(in millions)	2025	2024
Realized gains on fixed maturities and other:
Fixed maturities	$2.2	$6.8
Other investments, including short-term investments	1.6	2.6
Total realized gains on fixed maturities and other	3.8	9.4

Realized losses on fixed maturities and other:
Fixed maturities	(0.3)	(0.3)
Other investments, including short-term investments	(4.1)	(2.8)
Total realized losses on fixed maturities and other	(4.4)	(3.1)

Other net losses recognized on fixed maturities and other:
Credit losses on fixed maturities	(0.3)	(0.5)
Impairment related to change in intent	(0.2)	—
Other	(2.5)	—
Total other net losses recognized on fixed maturities and other	(3.0)	(0.5)

Equity securities:
Net realized gains (losses) on equity securities	—	0.4
Change in unrealized gains (losses) on equity securities held at the end of the period	13.3	—
Net gains (losses) on equity securities	13.3	0.4
Net investment and other gains (losses) before income taxes	9.7	6.2
Income tax (benefit) provision	2.8	1.6
Net investment and other gains (losses), net of income taxes	$6.9	$4.6

The cost of securities sold is based on the specific identification method.
Changes in unrealized gains (losses) related to fixed maturity investments are summarized as follows:

	For the Three Months Ended March 31,
(in millions)	2025	2024
Change in unrealized gains (losses)
Fixed maturities	$9.4	$(19.9)
Other and short-term investments	(0.2)	(0.4)
Net unrealized investment gains (losses) before income taxes	9.2	(20.3)
Income tax provision (benefit)	2.0	(4.4)
Net unrealized investment gains (losses), net of income taxes	$7.2	$(15.9)
Foreign Currency Exchange Forward Contracts
We entered into foreign currency exchange forward contracts primarily to manage currency exposure from our non-USD insurance operations. The currency forward contracts were carried at fair value in our Condensed Consolidated Balance Sheets in Accrued underwriting expenses and other liabilities and Other assets as of March 31, 2025 and December 31, 2024, respectively. The net realized gains and (losses) are included in Net realized investment and other gains (losses) in our Condensed Consolidated Statements of Income (Loss).
The fair value of our foreign currency exchange forward contracts as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025		December 31, 2024
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset manager investment exposure
Open contracts in a gain position	$—	$—	$151.0	$2.7
Open contracts in a loss position	105.4	(2.3)	—	—
Net open contracts for asset manager investment exposure		(2.3)		2.7
Total		$(2.3)		$2.7
The following table presents our gross realized investment gains and losses on our foreign currency exchange forward contracts:

	For the Three Months Ended March 31,
(in millions)	2025	2024
Realized gains
Operational currency exposure	$—	$1.4
Asset manager investment exposure	—	1.2
Gross realized investment gains	—	2.6
Realized losses
Operational currency exposure	—	(2.7)
Asset manager investment exposure	(4.1)	—
Gross realized investment losses	(4.1)	(2.7)
Net realized investment (losses) gains on foreign currency exchange forward contracts	$(4.1)	$(0.1)

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

(in millions)	March 31, 2025	December 31, 2024
Securities and cash on deposit for regulatory and other purposes	$167.2	$180.1
Securities and cash pledged as collateral for letters of credit	42.6	40.1
Total restricted investments	$209.8	$220.2
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
To validate the fair value of investments in the Company’s Condensed Consolidated Financial Statements, we receive prices from multiple sources including third-party pricing services and our outside investment managers. Through a comparative analysis, the Company validates the reasonableness of its valuations. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of March 31, 2025 and December 31, 2024. A description of the valuation techniques we use to measure assets at fair value is as follows:
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

Based on an analysis of the inputs, our financial assets and liabilities measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	March 31, 2025	Level 1	Level 2	Level 3
Fixed maturities
U.S. Governments	$213.2	$211.0	$2.2	$—
Foreign Governments	4.2	—	4.2	—
Obligations of states and political subdivisions	68.1	—	68.1	—
Corporate bonds	917.4	—	892.6	24.8
Commercial mortgage-backed securities	317.4	—	316.3	1.1
Residential mortgage-backed securities	202.4	—	202.4	—
Asset-backed securities	103.9	—	75.8	28.1
Collateralized loan obligations	89.2	—	85.3	3.9
Total fixed maturities	1,915.8	211.0	1,646.9	57.9
Equity securities	431.3	310.5	—	120.8
Other investments	9.5	—	0.2	9.3
Short-term investments	360.6	360.5	0.1	—
Derivatives	21.5	—	21.5	—
Total assets	$2,738.7	$882.0	$1,668.7	$188.0

Derivatives	2.9	—	2.9	—
Total liabilities	$2.9	$—	$2.9	$—

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2024	Level 1	Level 2	Level 3
Fixed maturities
U.S. Governments	$223.2	$221.0	$2.2	$—
Foreign Governments	7.1	—	7.1	—
Obligations of states and political subdivisions	81.7	—	81.7	—
Corporate bonds	1,050.7	—	1,028.0	22.7
Commercial mortgage-backed securities	286.3	—	286.3	—
Residential mortgage-backed securities	203.2	—	203.2	—
Asset-backed securities	107.4	—	93.5	13.9
Collateralized loan obligations	109.3	—	109.3	—
Total fixed maturities	2,068.9	221.0	1,811.3	36.6
Equity securities	413.0	297.5	—	115.5
Other investments	4.7	—	0.2	4.5
Short-term investments	209.1	208.9	0.2	—
Derivatives	24.2	—	24.2	—
Total assets	$2,719.9	$727.4	$1,835.9	$156.6

The fair value measurements in the tables above do not equal Total investments on our Condensed Consolidated Balance Sheets as they primarily exclude Mortgage loans, Private loans, certain Other investments and certain Short-term investments. Our mortgage loans and private loans, some of which are classified as short-term investments based on the time to maturity at acquisition, are carried at amortized cost. Certain other investments are accounted for in accordance with the equity method of accounting, carried at amortized cost or use NAV as a practical expedient.

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:
Fair Value Measurements Using Unobservable Inputs (Level 3)

(in millions)	Fixed Maturities	Equity Securities	Other Investments	Total
Beginning balance, January 1, 2025	$36.6	$115.5	$4.5	$156.6
Transfers into Level 3	14.1	—	4.3	18.4
Transfers out of Level 3	(0.7)	—	—	(0.7)
Total gains or losses (realized/unrealized):
Included in net income	(1.0)	2.0	—	1.0
Included in other comprehensive income	1.9	—	—	1.9
Purchases, issuances, sales, and settlements:
Purchases	7.0	3.3	1.0	11.3
Sales	—	—	(0.5)	(0.5)
Settlements	—	—	—	—
Ending balance, March 31, 2025	$57.9	$120.8	$9.3	$188.0
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held as of March 31, 2025	$—	$2.8	$—	$2.8

(in millions)	Fixed Maturities	Equity Securities	Other Investments	Total
Beginning balance, January 1, 2024	$50.4	$6.4	$—	$56.8
Transfers into Level 3	0.7	—	—	0.7
Transfers out of Level 3	(10.1)	—	—	(10.1)
Total gains or losses (realized/unrealized):			—	—
Included in net income	1.5	28.3	—	29.8
Included in other comprehensive loss	(0.7)	—	—	(0.7)
Purchases, issuances, sales, and settlements:			—	—
Purchases	2.5	80.9	8.3	91.7
Sales	—	(0.1)	(1.6)	(1.7)
Settlements	(7.7)	—	(2.2)	(9.9)
Ending balance, December 31, 2024	$36.6	$115.5	$4.5	$156.6
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held as of December 31, 2024	$—	$28.4	$—	$28.4
As of March 31, 2025 and December 31, 2024, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis.
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

	March 31, 2025		December 31, 2024
(in millions)	Cost	Fair Value	Cost	Fair Value
Mortgage loans	$218.3	$218.0	$210.1	$214.2
Private loans	617.8	624.3	577.3	597.2
Total	$836.1	$842.3	$787.4	$811.4

4.    Allowance for Credit Losses
Premiums receivable
The following table presents the balances of premiums receivable, net of allowance for estimated uncollectible premiums, including expected lifetime credit losses and the changes in the allowance for the respective periods:

(in millions)	Premiums Receivable, Net of Allowance for Estimated Uncollectible Premiums	Allowance for Estimated Uncollectible Premiums
Balance, December 31, 2024	$179.5	$7.8
Current period change for estimated uncollectible premiums		0.7
Write-offs of uncollectible premiums receivable		(0.7)
Balance, March 31, 2025	$196.1	$7.8

Balance, December 31, 2023	$230.7	$3.0
Current period change for estimated uncollectible premiums		1.4
Write-offs of uncollectible premiums receivable		(0.3)
Balance, March 31, 2024	$209.8	$4.1

Reinsurance Recoverables
The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, including expected credit losses and changes in the allowance for the respective periods:

(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance
Balance, December 31, 2024	$3,053.2	$5.8
Balance, March 31, 2025	$2,936.1	$5.8

Balance, December 31, 2023	$2,959.3	$—
Balance, March 31, 2024	$2,933.1	$—
We primarily utilize A.M. Best credit ratings when determining the allowance and adjust as needed based on our historical experience with the reinsurers. A portion of our reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.

5.    Reserves for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Three Months Ended
	March 31,
(in millions)	2025	2024
Net reserves - beginning of the year	$3,003.9	$2,747.1
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	147.1	195.2
Prior accident years	1.0	24.8
Losses and LAE incurred during calendar year, net of reinsurance	148.1	220.0
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	38.6	6.7
Prior accident years	144.6	174.8
Losses and LAE payments made during current calendar year, net of reinsurance:	183.2	181.5
Add/(Deduct):
Foreign exchange adjustments	—	(1.3)
Net reserves - end of period	2,968.8	2,784.3
Add:
Reinsurance recoverables on unpaid losses and LAE, end of period	2,711.4	2,758.8
Gross reserves - end of period	$5,680.2	$5,543.1
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
The impact from the unfavorable (favorable) development of prior accident years’ loss and LAE reserves on each reporting segment is presented below:

	For the Three Months Ended
	March 31,
(in millions)	2025	2024
Casualty Lines	$0.8	$0.7
Specialty Lines	0.1	0.7
Run-off Lines	0.1	23.4
Total unfavorable (favorable) prior-year development	$1.0	$24.8
The following describes the primary factors behind each segment’s net prior accident year loss reserve development for the three months ended March 31, 2025 and 2024:
•For the three months ended March 31, 2025, net unfavorable development primarily within Casualty Lines related to involuntary pools and other workers’ compensation exposures.
•For the three months ended March 31, 2024, net unfavorable development primarily related to movements within Run-off lines on large individual surety claims and assumed business from our former Malta operations, ArgoGlobal Holdings (Malta) Ltd., which was sold in 2022.
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
Debt. At March 31, 2025 and December 31, 2024, the fair value of our debt instruments is determined using both Level 1 and Level 2 inputs, as previously defined in Note 3, “Investments.”
We receive fair value prices for similar financial instruments being traded in active markets. These prices are determined using observable market information such as publicly traded quoted prices, and trading prices for similar financial instruments actively being traded in the current market. We have reviewed the processes used by third-party providers for pricing these instruments and have determined that they result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of March 31, 2025 and December 31, 2024. A description of the valuation techniques we use to measure these liabilities at fair value is as follows:
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
A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	March 31, 2025		December 31, 2024
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures:
Trust preferred debentures	$162.3	$162.8	$162.0	$163.9
Subordinated debentures	81.4	81.3	81.2	81.3
Total junior subordinated debentures	243.7	244.1	243.2	245.2
Senior unsecured fixed rate notes	129.0	119.1	128.8	128.6
	$372.7	$363.2	$372.0	$373.8

Based on an analysis of the inputs, our financial instruments measured at fair value for disclosure purposes have been categorized as follows:

	Fair Value Measurements at Reporting Date
(in millions)	March 31, 2025	Level 1	Level 2	Level 3
Junior subordinated debentures:
Trust preferred debentures	$162.8	$—	$162.8	$—
Subordinated debentures	81.3	—	81.3	—
Total junior subordinated debentures	244.1	—	244.1	—
Senior unsecured fixed rate notes	119.1	119.1	—	—
	$363.2	$119.1	$244.1	$—

	Fair Value Measurements at Reporting Date
(in millions)	December 31, 2024	Level 1	Level 2	Level 3
Junior subordinated debentures:
Trust preferred debentures	$163.9	$—	$163.9	$—
Subordinated debentures	81.3	—	81.3	—
Total junior subordinated debentures	245.2	—	245.2	—
Senior unsecured fixed rate notes	128.6	128.6	—	—
	$373.8	$128.6	$245.2	$—
7.    Stockholders’ Equity
Preferred Stock Dividend
On February 5, 2025, our Board of Directors declared a quarterly cash dividend in the amount of $437.50 per share on our 7.00% Resettable Fixed Rate Preferred Stock, Series A, par value of $1.00 per share, with a liquidation preference of $25,000 per share (the “Series A Preferred Stock”). Holders of depositary shares, each representing a 1/1,000th interest in a share of Series A Preferred Stock (the “Depositary Shares”), received $0.43750 per Depositary Share. On March 17, 2025, we paid $2.6 million to our stockholders of record, as of February 28, 2025, of the Series A Preferred Stock.
8.    Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of taxes (where applicable) by component for the three months ended March 31, 2025 and 2024 is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2025	$(0.4)	$31.2	$0.9	$31.7
Other comprehensive income (loss) before reclassifications	0.1	6.2	—	6.3
Amounts reclassified from accumulated other comprehensive income	—	1.0	—	1.0
Net current-period other comprehensive income (loss)	0.1	7.2	—	7.3
Balance, March 31, 2025	$(0.3)	$38.4	$0.9	$39.0

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Securities	Defined Benefit Pension Plans	Total
Balance, January 1, 2024	$0.1	$51.1	$0.6	$51.8
Other comprehensive income (loss) before reclassifications	(0.1)	(10.7)	—	(10.8)
Amounts reclassified from accumulated other comprehensive loss	—	(5.2)	—	(5.2)
Net current-period other comprehensive income (loss)	(0.1)	(15.9)	—	(16.0)
Balance, March 31, 2024	$—	$35.2	$0.6	$35.8
The amounts reclassified from accumulated other comprehensive income (loss) shown in the above table have been included in the following captions in our Condensed Consolidated Statements of Income (Loss):

	For the Three Months Ended March 31,
(in millions)	2025	2024
Unrealized gains and losses on securities:
Net realized investment and other (gains) losses	$1.3	$(6.5)
Income tax provision (benefit)	(0.3)	1.3
Total, net of taxes	$1.0	$(5.2)
Income tax effects are released from accumulated other comprehensive income (loss) for unrealized gains or losses when the gains or losses are realized and are taxed at the statutory rate based on jurisdiction of the underlying transaction.
9.    Supplemental Cash Flow Information
Interest paid was as follows:

	For the Three Months Ended March 31,
(in millions)	2025	2024
Total interest paid	$7.8	$9.0
10.    Underwriting, Acquisition and General Expenses
Underwriting, acquisition and general expenses were as follows:

	For the Three Months Ended March 31,
(in millions)	2025	2024
Commission expense	$20.8	$31.1
Other underwriting and insurance expenses	53.1	68.1
Amortization of value of business acquired and other intangible assets	9.9	42.9
Total	83.8	142.1
Net deferral of policy acquisition costs	(3.2)	(25.0)
Total underwriting, acquisition and general expenses	$80.6	$117.1
11.    Income Taxes
The Company is incorporated under the laws of the United States. We have subsidiaries based in the U.S. that are subject to U.S. tax laws. Under current law, these subsidiaries are taxed at the applicable corporate tax rates. Beginning January 1, 2024, our U.S. subsidiaries file a consolidated U.S. federal income tax return with BAMR US Holdings LLC, a subsidiary of Brookfield Wealth Solutions Ltd.

We also have operations in Italy and United Kingdom which are subject to income taxes imposed by the jurisdiction in which they operate. Furthermore, we have an operation in Barbados which is not subject to income tax under the laws of that country.
On August 16, 2022, U.S. legislation referred to as the Inflation Reduction Act of 2022 was enacted. This legislation enacted a new Corporate Alternative Minimum Tax (“CAMT”) and Excise Tax on Repurchases of Corporate Stock. The Company has determined as of the period ended March 31, 2025, that it is subject to CAMT. The recognition of applicable CAMT is reported on a consolidated basis with Brookfield Wealth Solutions Ltd. The Company is not subject to Excise Tax on Repurchases of Corporate Stock.
Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the three months ended March 31, 2025 and 2024, pre-tax income (loss) attributable to our operations and the corresponding operations’ effective tax rates were as follows:

	For the Three Months Ended March 31,
	2025			2024
(in millions)	Pre-Tax Income (Loss)		Effective Tax Rate	Pre-Tax Income (Loss)	Effective Tax Rate
United States	$38.9		21.3%	$28.0	5.5%
United Kingdom	—	(1)	—%	—	—%
Italy	(0.4)		—%	(0.8)	(4.7)%
Pre-tax income (loss)	$38.5		21.6%	$27.2	5.8%
(1) Pre-tax income (loss) for the respective year was less than $0.1 million.
A reconciliation of the difference between the provision (benefit) for income taxes and the expected tax provision (benefit) at the weighted average tax rate is as follows:

	For the Three Months Ended March 31,
(in millions)	2025	2024
Income tax provision (benefit) at expected rate	$8.1	$5.7
Tax effect of:
Nontaxable investment income	(0.1)	—
Withholding taxes	0.1	—
Change in valuation allowance	(1.3)	—
Prior period adjustment	1.2	(4.4)
Other	0.3	0.3
Income tax provision (benefit)	$8.3	$1.6
Our gross deferred tax assets are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future taxable income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of future taxable income sufficient to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally for our U.S. property and casualty insurers two years for net operating losses and for all our U.S. subsidiaries three years for capital losses. If a company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. For three months ended March 31, 2025, the net change in valuation allowance for deferred tax assets was a decrease of $1.3 million related to the reduction of net operating loss carryforwards incurred in the United Kingdom. Existing valuation allowances pertain to Internal Revenue Code Section 382 limited net operating loss carryforwards within the United States and cumulative losses incurred in the United Kingdom and Italy. Based upon a review of all positive and negative evidence, our management concluded that it is more-likely-than-not that $79.3 million of our deferred tax assets will be realized. Should our future income deviate from our present income estimates, the Company’s realization assessment may differ from our current conclusion.
For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in the Company’s Condensed Consolidated Financial Statements. The Company does not have any recognized uncertain tax positions for federal or state income tax liability for the three months ended March 31, 2025.

Furthermore, there are no interest or penalties recorded for federal or state income tax liability for the three months ended March 31, 2025.
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
12.    Commitments and Contingencies
Legal Actions
Argo Group’s subsidiaries are parties to legal actions incidental to their business. As of March 31, 2025, management believes that the resolution of these matters would not materially affect our financial condition or results of operations.
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
Contractual Commitments
We have contractual commitments to invest up to $211.9 million related to our limited partnership investments at March 31, 2025, as further disclosed in Note 3, “Investments.” These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time. Additionally, the Company has commitments to fund up to $130.4 million related to various other investments, including term and mortgage loans.

13.    Segment Information
We are primarily engaged in underwriting property and casualty insurance and reinsurance. As a result of the Company’s merger with Brookfield Wealth Solutions Ltd, and overall strategic assessment of the business, the Company changed its internal segments in a manner that caused the composition of its reporting segments to change in the fourth quarter of 2024. The Company’s reporting segments were realigned to three reportable segments—Casualty Lines, Specialty Lines, and Run-off Lines. The Run-off Lines segment is for certain products that we no longer underwrite. The Company has recast all applicable periods for comparability.
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

Revenue and segment operating income (loss) for each segment were as follows:

	Three Months Ended March 31, 2025
(in millions)	Casualty Lines	Specialty Lines	Run-off Lines	Total
Net earned premiums	$144.1	$61.0	$4.9	$210.0
Net investment income	30.6	4.6	23.9	59.1
Total segment revenues	174.7	65.6	28.8	269.1
Reconciliation of revenue
Net investment and other gains (losses)				9.7
Total consolidated revenues				278.8
Less:
Losses and loss adjustment expenses	90.8	46.3	11.0
Underwriting, acquisition and general expenses	44.9	17.6	2.0
Other segment items (1)	4.4	0.7	3.5
Segment operating income (loss)	34.6	1.0	12.3	47.9
Reconciliation of profit or loss
Unallocated amounts:
Non-operating expenses				5.6
Foreign currency exchange (gains) losses				(2.6)
Net investment and other (gains) losses				(9.7)
Total other expenses (2)				16.1
Income (loss) before income taxes				$38.5
(1) Includes interest expense and fee and other expense (income), net.
(2) Includes amortization of value of business acquired and other intangible assets related to purchase accounting of $9.9 million.

	Three Months Ended March 31, 2024
(in millions)	Casualty Lines	Specialty Lines	Run-off Lines	Total
Net earned premiums	$136.5	$66.7	$110.5	$313.7
Net investment income	26.9	7.1	24.8	58.8
Total segment revenues	163.4	73.8	135.3	372.5
Reconciliation of revenue
Net investment and other gains (losses)				6.2
Total consolidated revenues				378.7
Less:
Losses and loss adjustment expenses	85.9	42.3	91.8
Underwriting, acquisition and general expenses	30.2	11.9	30.2
Other segment items (1)	4.0	1.0	3.7
Segment operating income (loss)	43.3	18.6	9.6	71.5
Reconciliation of profit or loss
Unallocated amounts:
Non-operating expenses				7.7
Foreign currency exchange (gains) losses				(2.0)
Net investment and other (gains) losses				(6.2)
Total other expenses (2)				44.8
Income (loss) before income taxes				$27.2
(1) Includes interest expense and fee and other expense (income), net.
(2) Includes amortization of value of business acquired and other intangible assets related to purchase accounting of $42.9 million.

The following table represents identifiable assets by geographic location:

(in millions)	March 31, 2025	December 31, 2024
U.S. operations	$7,313.1	$7,429.3
International operations	1,421.3	1,450.3
Total assets	$8,734.4	$8,879.6
14.    Related Party Transactions
As part of the Merger, the Company has entered into recurring transactions and agreements with Brookfield Wealth Solutions Ltd., its subsidiaries and affiliates.
For the three months ended March 31, 2025, the Company purchased related party investments of $42.0 million. Related party investments as of March 31, 2025 were primarily attributed to $446.1 million of private loans, $283.9 million of other investments and $294.3 million of equity securities. Additionally, the Company has unfunded commitments totaling $102.7 million across all related party investments. Investment transactions with related parties are accounted for in the same manner as those with unrelated parties in the financial statements.
Through March 31, 2024, the Company had purchased related party investments totaling $48.4 million, of which $27.3 million were mortgage loans and $21.1 million in other invested asset classes. Additionally, the Company had unfunded commitments totaling $40.7 million across the related party investments. Investment transactions with related parties are accounted for in the same manner as those with unrelated parties in the financial statements.
For the three months ended March 31, 2025, the Company incurred investment management fees due to related party arrangements of $3.4 million, which is recognized in Net investment income on our Condensed Consolidated Statements of Income (Loss). As of March 31, 2025, the related party investment management fees payable is $2.6 million which is recognized in Accrued underwriting expenses and other liabilities on our Condensed Consolidated Balance Sheets.
For the three months ended March 31, 2024, the Company incurred investment management fees due to related party arrangements of $2.3 million, which is recognized in Net investment income on our Condensed Consolidated Statements of Income (Loss).
15.    Subsequent Events
There are no subsequent events identified as of the date of this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our results of operations for the three months ended March 31, 2025 and the three months ended March 31, 2024, and a discussion of our financial condition as of March 31, 2025 and December 31, 2024. This discussion and analysis should be read in conjunction with the attached unaudited interim Condensed Consolidated Financial Statements and notes thereto and Argo Group’s 2024 Form 10-K, including the audited Condensed Consolidated Financial Statements and notes thereto.
Certain reclassifications have been made to financial information presented for prior years to conform to the current year’s presentation.
Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this Report are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to future events and financial performance. Forward-looking statements include all statements that do not relate solely to historical or current facts, including, but not limited to, statements regarding our management’s projections, forecasts, expectations, beliefs, intentions or strategies. These statements can be identified by the use of words such as "expect," "intend," "plan," "believe," “do not believe,” “aim,” "project," "anticipate," “seek,” "will," “likely,” “assume,” “estimate,” "may," “continue,” “guidance,” “growth,” “objective,” “remain optimistic,” “improve,” “progress,” “path toward,” “outlook,” “trends,” “future,” “could,” “would,” “should,” “target,” “on track” and similar expressions of a future or forward-looking nature.
Such statements are subject to certain risks and uncertainties that could cause actual events or results to differ materially, including, but not limited to, changes in interest rates and inflation, changes in trade policies, including the imposition of new or increased tariffs, our ability to realize the anticipated benefits of the merger with Brookfield Wealth Solutions Ltd., the adequacy of our projected loss reserves, employee retention and changes in key personnel, the ability of our insurance subsidiaries to meet risk-based capital and solvency requirements, the outcome of legal and regulatory proceedings, investigations, inquiries, claims and litigation and other risks and uncertainties discussed in our filings with the SEC. For a more detailed discussion of such risks and uncertainties, see Part II, Item 1A. “Risk Factors” herein and Part I, Item 1A, “Risk Factors” in Argo Group’s Form 10-K for the year ended December 31, 2024. The inclusion of a forward-looking statement herein should not be regarded as a representation by Argo Group that Argo Group's objectives will be achieved. Argo Group undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on any such statements.
Consolidated Results of Operations
For the three months ended March 31, 2025 and 2024, we reported a net income attributable to common stockholders of $27.6 million and $23.0 million, respectively.
The following is selected data from our results of operations for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,
(in millions)	2025	2024
Net earned premiums	$210.0	$313.7
Net investment income	59.1	58.8
Net investment and other gains (losses)	9.7	6.2
Total consolidated revenues	278.8	378.7
Income (loss) before income taxes	38.5	27.2
Income tax provision (benefit)	8.3	1.6
Net income (loss)	$30.2	$25.6

Net Earned Premiums
Consolidated net earned premiums for the three months ended March 31, 2025 were $210.0 million compared to $313.7 million for the three months ended March 31, 2024. The decline in net earned premiums was driven by the portfolio transfer of Argo Pro in January 2025 as well as other businesses being put into run-off during 2024.

Our net earned premiums are further discussed by reporting segment and major lines of business below under the heading “Segment Results.”
Net Investment Income
Consolidated net investment income for the three months ended March 31, 2025 was $59.1 million, primarily driven by $12.4 million of accretion income from the application of purchase accounting to fixed maturities and income from loans and fixed maturity securities. A change in investment manager and investment strategy has increased allocations to mortgage and private loans with decreasing allocations to fixed maturity securities. In connection with the Merger, the Company valued its investments in fixed maturities at market value and established new book yields prospectively as of the merger date.
Net investment income for the three months ended March 31, 2024 was $58.8 million, primarily driven by income from fixed maturity and short-term investment securities. Included in net investment income for the three months ended March 31, 2024 is accretion of discount income of approximately $15.8 million relating to the purchase accounting push-down as a result of the Merger. The alternative investment portfolio, which includes earnings from both private equity and hedge fund investments, provided an additional contribution to the result.
Net Investment and Other Gains (Losses)
Consolidated net investment and other gains (losses) for the three months ended March 31, 2025 were $9.7 million, primarily driven by net unrealized gains on equity securities of $13.3 million, offset partially by losses from foreign currency exchange forward contracts of $4.1 million. Equity securities gains were driven by holding gains on publicly traded related party equity securities.
Consolidated net investment and other gains (losses) of $6.2 million for the three months ended March 31, 2024 were primarily attributable to net realized gains recognized in connection with the disposal of various below investment grade positions sold into an appreciated market.
Loss and Loss Adjustment Expenses
Consolidated losses and loss adjustment expenses were $148.1 million for the three months ended March 31, 2025. For the period ended March 31, 2024, losses and loss adjustment expenses were $220.0 million.
The loss ratio for the three months ended March 31, 2025 was 70.5%, and 70.1% for the same period in 2024.
Catastrophe losses for the three months ended March 31, 2025 of $7.2 million (3.4% percentage points) were mainly attributable to losses associated with U.S. storms compared to $6.4 million (2.0% percentage points) for the period ended March 31, 2024.
The net unfavorable prior-year reserve development for the three months ended March 31, 2025 of $1.0 million was due to $0.8 million from Casualty Lines, $0.1 million from Specialty Lines, and $0.1 million in Run-off Lines. The net unfavorable prior-year reserve development for the three months ended March 31, 2024 of $24.8 million was due to $0.7 million from Casualty Lines, $0.7 million from Specialty Lines, and $23.4 million in Run-off Lines. Net unfavorable development primarily related to movements within Run-off lines on large individual surety claims and assumed business from our former Malta operations, ArgoGlobal Holdings (Malta) Ltd., which was sold in 2022.
Our losses and loss adjustment expenses, including the prior-year loss reserve development shown in the following table, are further discussed by reporting segment under the heading “Segment Results” below. The following table summarizes the above referenced prior-year loss reserve development for the three months ended March 31, 2025 with respect to net loss reserves by line of business as of December 31, 2024.

(in millions)	Net Reserves as of December 31, 2024	Net Reserve Development (Favorable) / Unfavorable for the period ended March 31, 2025	Percent of Net Reserves as of December 31, 2024
Casualty Lines	$1,323.6	$0.8	0.1%
Specialty Lines	341.5	0.1	—%
Run-off Lines	1,338.8	0.1	—%
Total	$3,003.9	$1.0	—%

In determining appropriate reserve levels for the three months ended March 31, 2025, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for loss and loss adjustment expenses and record our best estimate. Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data. Pricing, reinsurance costs, legal environment, general economic conditions including changes in inflation and trade policies and many other factors impact our ultimate loss estimates. Refer to segment results for specific factors impacting our current accident year loss ratios.
Gross reserves for losses and loss adjustment expenses were $5,680.2 million and $5,798.6 million as of March 31, 2025 and December 31, 2024, respectively.
Underwriting, Acquisition and General Expenses
Underwriting, acquisition and general expenses for the three months ended March 31, 2025 were $80.6 million, and $117.1 million for the same period ended 2024. The expense ratio for the three months ended March 31, 2025 was 38.4%, and 37.4% for the three months ended March 31, 2024. Underwriting, acquisition and general expenses includes amortization expense of value of business acquired (“VOBA”) and other intangible assets. The increase in the expense ratio was primarily driven by the reduction in net earned premiums exceeding our reduction in operating expenses.
Our underwriting, acquisition and general expenses are further discussed below by reporting segment under the heading “Segment Results.”
Income Tax Provision (Benefit)
The consolidated income tax provision represents the income tax expense or benefit associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the provision for income taxes represents taxes on net income for our United States, United Kingdom, and Italy operations. The Company recorded an income tax provision of $8.3 million for the three months ended March 31, 2025. This is compared to the income tax provision of $1.6 million for the same period ended 2024.
The effective tax rate was 21.6% for the three months ended March 31, 2025 compared to the effective tax rate of 5.8% for the same periods ended 2024. For the three months ended March 31, 2025, the effective tax rate is aligned with statutory tax rates. For the three months ending March 31, 2024, the effective tax rate was impacted by prior period adjustments. Excluding the prior period adjustments, the effective tax rate for the period ending March 31, 2024 was more aligned with statutory tax rates.
Segment Results
As a result of the Company’s merger with Brookfield Wealth Solutions Ltd, and overall strategic assessment of the business, the Company changed its internal segments in a manner that caused the composition of its reporting segments to change in the fourth quarter of 2024. The Company’s reporting segments were realigned to three reportable segments—Casualty Lines, Specialty Lines, and Run-off Lines. The Company has recast all applicable periods for comparability.
For additional segment information, refer to Note 13, “Segment Information” in the Notes to the Consolidated Financial Statements.

Casualty Lines
The following table summarizes the results of operations for the Casualty Lines segment:

	For the Three Months Ended
	March 31,
(in millions)	2025	2024
Net earned premiums	$144.1	$136.5
Net investment income	30.6	26.9
Total segment revenues	174.7	163.4
Less:
Losses and loss adjustment expenses	90.8	85.9
Underwriting, acquisition and general expenses	44.9	30.2
Other segment items (1)	4.4	4.0
Segment operating income (loss)	$34.6	$43.3
(1) Includes interest expense and fee and other expense (income), net.
Net Earned Premiums
Net earned premiums were $144.1 million and $136.5 million for the three months ended March 31, 2025 and 2024, respectively. Premium growth was attributable to our casualty, construction, environmental and Bermuda business units and driven by lower ceded earned premiums resulting from changes to our reinsurance structure.
Loss and Loss Adjustment Expenses
Loss and loss adjustment expenses were $90.8 million and $85.9 million for the three months ended March 31, 2025 and 2024, respectively.
The loss ratios for the three months ended March 31, 2025 and 2024 were 63.0% and 62.9%, respectively.
Net unfavorable prior-year reserve development was $0.8 million for the three months ended March 31, 2025, as compared to $0.7 million unfavorable for the same period in 2024. The net unfavorable prior year reserve development for the three months ended March 31, 2025 was primarily related to involuntary pools and other workers’ compensation exposures.
Underwriting, Acquisition and General Expenses
Underwriting, acquisition and general expenses were $44.9 million for the three months ended March 31, 2025 as compared to $30.2 million for the three months ended March 31, 2024.
The expense ratio was 31.2% for the three months ended March 31, 2025 and 22.2% for the same period ended 2024.
The increase in expense ratio was primarily driven by less ceding commissions compared to the prior period resulting from changes to our reinsurance structure and treaty terms.

Specialty Lines
The following table summarizes the results of operations for the Specialty Lines segment:

	For the Three Months Ended
	March 31,
(in millions)	2025	2024
Net earned premiums	$61.0	$66.7
Net investment income	4.6	7.1
Total segment revenues	65.6	73.8
Less:
Losses and loss adjustment expenses	46.3	42.3
Underwriting, acquisition and general expenses	17.6	11.9
Other segment items (1)	0.7	1.0
Segment operating income (loss)	$1.0	$18.6
(1) Includes interest expense and fee and other expense (income), net.
Net Earned Premiums
Net earned premiums were $61.0 million and $66.7 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in net earned premiums compared to the prior period was primarily driven by our inland marine business as a result of remediation and a decline in our programs business where we have terminated certain programs. This was partially offset by an increase in net earned premiums from our garage business where we have benefited from favorable rate change and new business.
Loss and Loss Adjustment Expenses
Loss and loss adjustment expenses were $46.3 million and $42.3 million for the three months ended March 31, 2025 and 2024, respectively.
The loss ratio for the three months ended March 31, 2025 was 75.9% as compared to 63.4% for the three months ended March 31, 2024.
Net prior-year reserve development was $0.1 million unfavorable for the three months ended March 31, 2025, as compared to $0.7 million unfavorable for the same period in 2024. The net unfavorable prior year reserve development for the three months ended March 31, 2025 was primarily related to involuntary pools, offset by small favorable movements in other lines.
Catastrophe losses for the three months ended March 31, 2025 were $7.2 million. Catastrophe losses for the three months ended March 31, 2024 were $5.8 million. Catastrophe losses for both 2025 and 2024 periods were mainly due to U.S. storms.
Underwriting, Acquisition and General Expenses
Underwriting, acquisition and general expenses were $17.6 million for the three months ended March 31, 2025, as compared to $11.9 million for the three months ended March 31, 2024. The increase was driven by a higher acquisition costs partially offset by lower operating costs from personnel expense reductions.
The expense ratio was 28.9% for the three months ended March 31, 2025 and 17.9% for the same period in 2024. The increase in the overall expense ratio was due to the decline in net earned premiums exceeding our reduction in operating expenses.

Run-off Lines
The following table summarizes the results of operations for Run-off Lines:

	For the Three Months Ended
	March 31,
(in millions)	2025	2024
Net earned premiums	$4.9	$110.5
Net investment income	23.9	24.8
Total segment revenues	28.8	135.3
Less:
Losses and loss adjustment expenses	11.0	91.8
Underwriting, acquisition and general expenses	2.0	30.2
Other segment items (1)	3.5	3.7
Segment operating income (loss)	$12.3	$9.6
(1) Includes interest expense and fee and other expense (income), net.
Net Earned Premiums
Net earned premiums were $4.9 million and $110.5 million for the three months ended March 31, 2025 and 2024, respectively. The reduction occurred primarily in professional lines, surety lines and public entity business.
Losses and Loss Adjustment Expenses
Loss and loss adjustment expenses were $11.0 million and $91.8 million for the three months ended March 31, 2025 and 2024, respectively.
The loss ratio for the three months ended March 31, 2025 was 224.5% as compared to 83.1% for the three months ended March 31, 2024.
Net prior-year reserve development was $0.1 million unfavorable for the three months ended March 31, 2025, as compared to $23.4 million unfavorable for the same period in 2024. The net unfavorable prior year development for the three months ended March 31, 2024 was primarily related to movements on large individual surety claims and assumed business from our former Malta operations, ArgoGlobal Holdings (Malta) Ltd., which was sold in 2022.
Underwriting, Acquisition and General Expenses
Underwriting, acquisition and general expenses were $2.0 million for the three months ended March 31, 2025, as compared to $30.2 million for the three months ended March 31, 2024.
The expense ratio was 40.8% for the three months ended March 31, 2025 and 27.3% for the same period in 2024.

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
Cash provided by or used in operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the three months ended March 31, 2025 and 2024, net cash used in operating activities was $50.6 million compared to net cash used in operating activities of $13.7 million, respectively. The decrease in cash flows from operating activities in 2025 compared to 2024 was attributable to various fluctuations within our operating activities, and primarily related to the timing of reinsurance payments and recoveries, claim payments and premium cash receipts in the respective periods. The decrease in premium is a result of a strategic reassessment of our various lines of business.
For the three months ended March 31, 2025, net cash provided by investing activities was $26.4 million compared to net cash used in investing activities of $512.9 million for the same period in 2024. Net cash provided by investing activities in 2025 was mainly the result of sales and maturities of fixed maturity investments and proceeds from mortgage loans, partially offset by purchases of short-term investments, fixed maturity investments, and private loan investments. Net cash used in investing activities in 2024 was mainly the result of purchases of short-term investments and mortgage loans offset by net proceeds from fixed maturities investments.
For the three months ended March 31, 2025, net cash used in financing activities was $2.6 million compared to $197.4 million net cash provided by in 2024. Net cash used in financing activities in 2025 was driven by the payment of cash dividends to preferred stockholders. Net cash provided by financing activities in 2024 was driven by the issuance of our common shares to Brookfield Reinsurance and borrowings under our revolving credit facility.
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
Letter of Credit Facilities
On March 31, 2025, letters of credit totaling $31.4 million were outstanding, of which $21.5 million were issued against the committed secured bilateral letter of credit facility and $9.9 million were issued against the uncommitted, secured bilateral letter of credit facility. Collateral with a market value of $42.6 million was pledged to these banks as security against these letters of credit.

Preferred Stock Dividends
On February 5, 2025, our Board of Directors declared a quarterly cash dividend in the amount of $437.50 per share on our 7.00% Resettable Fixed Rate Preferred Stock, Series A, par value of $1.00 per share, with a liquidation preference of $25,000 per share (the “Series A Preferred Stock”). Holders of depositary shares, each representing a 1/1,000th interest in a share of Series A Preferred Stock (the “Depositary Shares”), will receive $0.43750 per Depositary Share. On March 17, 2025, we paid $2.6 million to our stockholders of record, as of February 28, 2025, of the Series A Preferred Stock.
Condensed Consolidating Financial Information
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

Argo Group International Holdings, Inc. Obligor Group

Balance Sheet Information

As of
(in millions)	March 31, 2025
Total assets (1)	$26.0
Total liabilities (2)	370.5
Series A Preferred stock	137.1
(1) Includes $21.6 million of investments, $1.2 million of cash, restricted cash and cash equivalents, and $2.4 million of deferred tax assets, net
(2) Includes $5.8 million and $61.3 million of due to (from) affiliates and intercompany notes payable, respectively, $291.3 million of debt, and $9.6 million of accrued underwriting expenses and other liabilities

Income Statement Information

For the Three Months Ended March 31,
(in millions)	2025
Total expenses (1)	8.5
Net income (loss)	(10.9)
Dividends on Series A Preferred stock	(2.6)
Net income (loss) attributable to common stockholders	(13.5)
(2) Includes interest expense of $7.3 million

Recent Accounting Standards and Critical Accounting Estimates
New Accounting Standards
The discussion of the adoption and pending adoption of recently issued accounting policies is included in Note 1, “Recent Accounting Pronouncements” in the Company’s 2024 Form 10-K.
Refer to “Critical Accounting Estimates” in the Company’s 2024 Form 10-K for information on accounting estimates and policies that we consider critical in preparing our Condensed Consolidated Financial Statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.
There have been no material changes to our critical accounting estimates described in our 2024 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We believe that we are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk.
Interest Rate Risk
Our primary market risk exposure on fixed maturity investments relates to interest rate risk and the changes in interest rates. Fluctuations in interest rates have a direct impact on the fair value of these securities. As interest rates rise, the fair value of our fixed maturity portfolio falls, and the converse is also true. We manage interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates. The model duration of the assets comprising our fixed maturity investment portfolio was 2.64 years and 2.66 years at March 31, 2025 and December 31, 2024, respectively.
Credit Risk
We have exposure to credit risk on losses recoverable from reinsurers and receivables from insureds. Our controls to mitigate this risk include limiting our exposure to any one counterparty, evaluating the financial strength of our reinsurers, canceling policies, generally requiring minimum credit ratings and in certain cases receiving collateral from our reinsurers and insureds.
We also have exposure to credit risk in our investment holdings. Our risk management strategy and investment policy attempts to mitigate this risk by primarily investing in debt instruments of high credit quality issuers, limiting credit concentration, monitoring the credit quality of issuers and counterparties and diversifying issuers. The weighted average rating of our fixed maturity investments was AA- and A+ with 96.6% and A with 97.0% rated investment grade or better (BBB- or higher) at March 31, 2025 and December 31, 2024, respectively.
We review our investments to identify and evaluate those that may have credit impairments on a quarterly basis, considering the historical performance of the security, available market information, and credit ratings, among other things. For fixed maturity securities, the review includes consideration of current ratings and actions of major rating agencies (Standard & Poor's, Moody's and Fitch). If a security has two ratings, the lower rating is used. If a security has three ratings, the middle rating is used. The following table reflects the credit quality of our fixed maturity portfolio at March 31, 2025:

Other Fixed Maturities	Cost	Fair Value
AAA	$224.4	$227.3
AA	83.6	85.3
A	401.5	411.1
BBB	434.8	445.6
BB/B	27.1	28.5
CCC and Below	4.1	3.4
Unrated	1.7	1.7
Other Fixed Maturities	$1,177.2	$1,202.9

Structured Securities	Cost	Fair Value
AAA	$460.3	$477.0
AA	55.5	58.0
A	94.0	96.5
BBB	49.2	50.4
BB/B	13.9	14.6
CCC and Below	0.3	0.4
Unrated	16.0	16.0
Structured Securities	$689.2	$712.9

Total Fixed Maturities	Cost	Fair Value
AAA	$684.7	$704.3
AA	139.1	143.3
A	495.5	507.6
BBB	484.0	496.0
BB/B	41.0	43.1
CCC and Below	4.4	3.8
Unrated	17.7	17.7
Total Fixed Maturities	$1,866.4	$1,915.8
Our portfolio also includes alternative investments with a carrying value at March 31, 2025 and December 31, 2024 of $573.4 million and $577.4 million (13.9% and 14.1% of total invested assets), respectively. We may invest in both long and short equities, corporate debt securities, currencies, real estate, commodities and derivatives. We attempt to mitigate our risk by selecting managers with extensive experience, proven track records and robust controls and processes. We also attempt to mitigate our risk by diversifying through multiple managers and different types of assets and asset classes.
Mortgage loans add portfolio diversification. These assets typically afford credit protections through covenants and deeper due diligence given information access. We also monitor debt service coverage ratios and loan-to-value ratios in our assessment of credit risk and exposure.
Equity Price Risk
We hold a diversified portfolio of equity securities with a fair value of $431.3 million and $413.0 million (10.5% and 10.1% of total invested assets) at March 31, 2025 and December 31, 2024, respectively. Our equity securities are exposed to equity price risk which is defined as the potential for loss in fair value due to a decline in equity prices. We believe the diversification of our equity securities among various industries, market segments and issuers, as well as the use of multiple outside investment managers, mitigates our exposure to equity price risk.

Foreign Currency Risk
We have exposure to foreign currency risk in our insurance contracts and invested assets. We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance contracts that are payable in currencies other than the U.S. Dollar with cash and investments that are denominated in such currencies. We also use foreign exchange forward contracts to attempt to mitigate this risk. For the three months ended March 31, 2025, we recognized $0.0 million of gross gains and $4.1 million of gross losses from foreign exchange contracts, for a net loss of $4.1 million. For the three months ended March 31, 2024, we recognized $2.6 million of gross gains and $2.7 million of gross losses from foreign exchange contracts, for a net loss of $0.1 million. The net losses are recorded in the Net investment and other gains (losses) in the Condensed Consolidated Statements of Income (Loss).
Item 4. Controls and Procedures
Argo Group, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2025, at the reasonable assurance level to ensure that information required to be disclosed by Argo Group in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Change in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting made during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 25, 2025. You should review the risk factor below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q. If the following risks actually occur, our business, financial condition and results of operations could be adversely affected.
We are subject to laws, policies and regulations relating to sanctions, anti-corruption and money laundering, the violation of which could adversely affect our operations.
Our activities are subject to applicable economic and trade sanctions, money laundering regulations, and anti-corruption laws in the jurisdictions where we operate, including Bermuda, the U.K. and the European Community and the U.S., among others. For example, we are subject to The Bribery Act, 2016 of Bermuda, the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, which, among other matters, generally prohibit corrupt payments or unreasonable gifts to foreign governments or officials. New sanction regimes may be initiated, or existing sanctions expanded, at any time, which can impact our business activities. In addition, changes in international trade policies and tariffs by the U.S. and other countries, particularly large trading partners like Canada, China, and Mexico, could (i) impact our claims severity across multiple lines of business and cause adverse reserve development by increasing costs for materials and parts used in claims involving real property and (ii) negatively affect our investments' fair value and/or our level of investment income.
We believe we maintain strong oversight and control through our experienced Co-Chief Investment Officers and internal investment teams, the deployment of our Code of Conduct and Business Ethics and associated policies and procedures including the Company’s whistleblower policies, and continuous education and training programs. However, although we have in place systems and controls designed to ensure compliance with applicable laws, policies and regulations, there is a risk that those systems and controls will not always be effective to achieve full compliance. It is also possible that an employee or intermediary could fail to comply with applicable laws, policies and regulations. Failure to accurately interpret or comply with or obtain appropriate authorizations and/or exemptions under such laws, policies or regulations could subject us to investigations, criminal sanctions or civil remedies, including fines, injunctions, loss of an operating license and other sanctions, all of which could damage our business or reputation, and have a material adverse effect on our financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
A list of exhibits required to be filed as part of this report is set forth in the below Exhibit Index.
EXHIBIT INDEX

Exhibit Number	Description
10.1	Executive Long-Term Incentive Plan of Argo Group International Holdings, Inc.
10.2
Offer Letter, by and between Argo Group International Holdings, Inc. and David Chan, dated March 24, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2025).

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

ARGO GROUP INTERNATIONAL HOLDINGS, INC.

May 8, 2025	By	/s/ Christopher Donahue
Christopher Donahue
Chief Executive Officer

May 8, 2025	By	/s/ David Chan
David Chan
Chief Financial Officer