Form 10-Q
period 2025-06-30
Argo Group International Holdings, Inc.
filed 2025-08-07
CIK 1091748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 7, 2025.
As of August 7, 2025, the registrant had 13 shares of common stock outstanding.

Argo Group International Holdings, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) for Form 10-Q and therefore is filing this Form 10-Q in the reduced disclosure format.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
ARGO GROUP INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares and per share amounts)

	As of
	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost: $1,696.9 and $2,032.9, respectively; allowance for expected credit losses: $0.6 and $0.9, respectively)	$1,750.7	$2,068.9
Mortgage loans (cost: $224.0 and $210.1, respectively; allowance for expected credit losses: $1.8 and $1.2, respectively)	224.2	208.2
Private loans (cost: $627.8 and $577.3, respectively; allowance for expected credit losses: $7.5 and $4.4, respectively)	621.0	572.9
Equity securities, at fair value (cost: $459.0 and $396.3, respectively)	534.8	413.0
Other investments (cost: $572.2 and $577.4, respectively)	572.2	577.4
Short-term investments, at fair value (cost: $203.7 and $254.1, respectively)	203.7	254.4
Total investments	3,906.6	4,094.8
Cash, restricted cash and cash equivalents	937.7	644.4
Accrued investment income	22.6	18.6
Premiums receivable	215.3	179.5
Reinsurance recoverables	2,856.2	3,053.2
Other intangible assets, net of accumulated amortization	119.5	139.3
Current income taxes receivable, net	21.6	21.6
Deferred tax asset, net	63.9	91.5
Deferred acquisition costs, net	66.4	52.1
Ceded unearned premiums	301.7	357.8
Operating lease right-of-use assets	46.5	47.6
Other assets	173.5	166.3
Value of business acquired, net of accumulated amortization	8.2	12.9
Total assets	$8,739.7	$8,879.6
Liabilities and Stockholders' Equity
Reserves for losses and loss adjustment expenses	$5,609.4	$5,798.6
Unearned premiums	735.6	798.8
Accrued underwriting expenses and other liabilities	101.9	54.3
Ceded reinsurance payable, net	131.7	158.7
Funds held	43.9	44.6
Senior unsecured fixed rate notes	129.3	128.8
Junior subordinated debentures	244.1	243.2
Operating lease liabilities	48.0	49.1
Total liabilities	7,043.9	7,276.1
Commitments and contingencies (Note 12)
Stockholders' equity:
Series A Preferred stock and additional paid-in capital ($1.00 par; 10,000 shares authorized; 6,000 shares issued; liquidation preference $25,000)	137.1	137.1
Common stock ($0.01 par; 1,000 shares authorized; 13 shares issued)	—	—
Additional paid-in capital	1,592.4	1,592.4
Retained earnings (Accumulated deficit)	(74.0)	(157.7)
Accumulated other comprehensive income, net of taxes	40.3	31.7
Total stockholders' equity	1,695.8	1,603.5
Total liabilities and stockholders' equity	$8,739.7	$8,879.6
See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except number of shares and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Premiums and other revenue:
Net earned premiums	$229.7	$289.9	$439.7	$603.6
Net investment income	69.4	66.0	128.5	124.8
Net investment and other gains (losses):
Net realized investment and other gains (losses)	(8.6)	(1.6)	(11.4)	5.0
Change in fair value recognized	48.1	26.4	62.4	26.4
Change in allowance for credit losses	(2.1)	—	(3.9)	(0.4)
Total net investment and other gains (losses)	37.4	24.8	47.1	31.0
Total revenue	336.5	380.7	615.3	759.4
Expenses:
Losses and loss adjustment expenses	156.1	226.7	304.2	446.7
Underwriting, acquisition and general expenses	87.4	116.8	168.0	233.9
Non-operating expenses	3.7	5.2	9.3	12.9
Interest expense	8.4	11.1	17.0	19.8
Fee and other expense (income), net	(0.4)	(0.1)	(0.4)	(0.1)
Foreign currency exchange (gains) losses	2.0	2.7	(0.6)	0.7
Impairment of intangible assets	4.5	—	4.5	—
Total expenses	261.7	362.4	502.0	713.9
Income (loss) before income taxes	74.8	18.3	113.3	45.5
Income tax provision (benefit)	16.0	5.6	24.3	7.2
Net income (loss)	$58.8	$12.7	$89.0	$38.3
Dividends on Series A Preferred stock	2.7	2.7	5.3	5.3
Net income (loss) attributable to common stockholder(s)	$56.1	$10.0	$83.7	$33.0

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$58.8	$12.7	$89.0	$38.3
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	(0.2)	—	(0.1)	(0.1)
Fixed maturity securities:
Unrealized gains (losses) arising during the period	5.1	(11.4)	15.0	(25.2)
Reclassification adjustment for losses (gains) included in net income (loss)	(0.3)	0.1	1.0	(6.4)
Hedge instruments:
Hedge unrealized gains (losses)	(2.7)	—	(4.7)	—
Other comprehensive income (loss) before tax	1.9	(11.3)	11.2	(31.7)

Income tax provision (benefit) related to other comprehensive income (loss):
Fixed maturity securities:
Unrealized gains (losses) arising during the period	1.3	(2.4)	3.4	(5.5)
Reclassification adjustment for (gains) losses included in net income	(0.1)	—	0.2	(1.3)
Hedge unrealized gains (losses)	(0.6)	—	(1.0)	—
Income tax provision (benefit) related to other comprehensive income (loss)	0.6	(2.4)	2.6	(6.8)
Other comprehensive income (loss), net of tax	1.3	(8.9)	8.6	(24.9)
Comprehensive income (loss)	$60.1	$3.8	$97.6	$13.4

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except number of shares and per share amounts)
(Unaudited)

	Preferred Stock and Additional Paid-in Capital	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance, March 31, 2025	$137.1	$—	$1,592.4	$(130.1)	$39.0	$1,638.4
Net income (loss)	—	—	—	58.8	—	58.8
Other comprehensive income - change in fair value of fixed maturities and hedge instruments, net of taxes	—	—	—	—	1.5	1.5
Other comprehensive loss, net of tax	—	—	—	—	(0.2)	(0.2)
Dividends on Series A Preferred stock	—	—	—	(2.7)	—	(2.7)
Balance, June 30, 2025	$137.1	$—	$1,592.4	$(74.0)	$40.3	$1,695.8

	Preferred Stock and Additional Paid-in Capital	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance, March 31, 2024	$137.1	$1,156.6	$51.1	$23.9	$35.8	$1,404.5
Net income (loss)	—	—	—	12.7	—	12.7
Other comprehensive loss - change in fair value of fixed maturities, net of taxes	—	—	—	—	(8.9)	(8.9)
Dividends on Series A Preferred stock	—	—	—	(2.7)	—	(2.7)
Issuance of common stock	—	100.0	—	—	—	100.0
Balance, June 30, 2024	$137.1	$1,256.6	$51.1	$33.9	$26.9	$1,505.6

See accompanying notes.

	Preferred Stock and Additional Paid-in Capital	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance, December 31, 2024	$137.1	$—	$1,592.4	$(157.7)	$31.7	$1,603.5
Net income (loss)	—	—	—	89.0	—	89.0
Other comprehensive income - change in fair value of fixed maturities and hedge instruments, net of taxes	—	—	—	—	8.7	8.7
Other comprehensive loss, net of tax	—	—	—	—	(0.1)	(0.1)
Dividends on Series A Preferred stock	—	—	—	(5.3)	—	(5.3)
Balance, June 30, 2025	$137.1	$—	$1,592.4	$(74.0)	$40.3	$1,695.8

	Preferred Stock and Additional Paid-in Capital	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance, December 31, 2023	$137.1	$1,056.6	$51.1	$0.9	$51.8	$1,297.5
Net income (loss)	—	—	—	38.3	—	38.3
Other comprehensive income - change in fair value of fixed maturities, net of taxes	—	—	—	—	(24.8)	(24.8)
Other comprehensive income (loss), net of tax	—	—	—	—	(0.1)	(0.1)
Dividends on Series A Preferred stock	—	—	—	(5.3)	—	(5.3)
Issuance of common stock	—	200.0	—	—	—	200.0
Balance, June 30, 2024	$137.1	$1,256.6	$51.1	$33.9	$26.9	$1,505.6

See accompanying notes.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows provided by (used in) operating activities:
Net income (loss)	$89.0	$38.3
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization and depreciation	23.4	92.9
Deferred income tax expense (benefit), net	24.0	8.0
Net investment and other (gains) losses	(47.1)	(31.0)
Undistributed earnings from alternative investment portfolio	(14.2)	(11.5)
Foreign currency exchange (gains) losses	(0.6)	0.7
Impairment of intangible assets	4.5	—
Change in:
Accrued investment income	(4.0)	(2.9)
Receivables	161.2	(52.7)
Deferred acquisition costs	(14.3)	(42.2)
Ceded unearned premiums	56.1	(22.9)
Reserves for losses and loss adjustment expenses	(188.6)	61.6
Unearned premiums	(63.2)	(53.8)
Ceded reinsurance payable and funds held	(27.7)	10.9
Income taxes	—	(0.8)
Accrued underwriting expenses and other liabilities	47.6	(6.7)
Other, net	(51.7)	(68.1)
Cash provided by (used in) operating activities	(5.6)	(80.2)
Cash flows provided by (used in) investing activities:
Sales of fixed maturity investments	139.4	107.4
Maturities and mandatory calls of fixed maturity investments	300.2	278.3
Proceeds from mortgage loans	42.8	19.9
Proceeds from private loan investments	56.8	1.9
Sales of equity securities	0.7	2.8
Sales of short-term investments	599.5	—
Sales of other investments	49.5	47.6
Purchases of fixed maturity investments	(74.6)	(205.1)
Purchases of mortgage loans	(10.1)	(102.1)
Purchases of private loan investments	(113.0)	(204.2)
Purchases of equity securities	(62.8)	(20.2)
Purchases of short-term investments	(587.4)	—
Purchases of other investments	(32.6)	(14.6)
Change in short-term investments	—	(343.1)
Settlements of foreign currency exchange forward contracts	—	0.8
Purchases of fixed assets, net	(4.2)	—
Cash provided by (used in) investing activities	304.2	(430.6)
Cash flows provided by (used in) financing activities:
Debt borrowings	—	100.0
Repayment of debt	—	(100.0)
Issuance of common stock	—	200.0
Payment of cash dividends to preferred stockholders	(5.3)	(5.3)
Cash provided by (used in) financing activities	(5.3)	194.7
Net change in cash and restricted cash including balances classified as held-for-sale	293.3	(316.1)
Cash, restricted cash, and cash equivalents, beginning of period	644.4	791.6
Cash, restricted cash, and cash equivalents, end of period	$937.7	$475.5
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
The preparation of interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The major estimates reflected in our Condensed Consolidated Financial Statements include, but are not limited to, reserves for losses and loss adjustment expenses; reinsurance recoverables, including the reinsurance recoverables allowance for expected credit losses; fair value of investments and assessment of potential impairment, including the allowance for credit losses on fixed maturity securities; valuation of intangibles, including those identified as part of purchase accounting related to the Merger, and our deferred tax asset valuation allowance. Actual results could materially differ from those estimates. Certain financial information that is normally included in annual Condensed Consolidated Financial Statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission ("SEC") (the “2024 Form 10-K”).
The interim financial information as of, and for the three and six months ended, June 30, 2025 and 2024 is unaudited. However, in the opinion of management, the interim information includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results presented for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All material intercompany amounts have been eliminated in consolidation. Certain reclassifications have been made to financial information presented for prior years to conform to the current year’s presentation.
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
Argonaut Great Central Insurance Company and Argonaut Insurance Company Merger
On April 30, 2025, Argonaut Great Central Insurance Company merged with and into its direct parent, Argonaut Insurance Company (“AIC”), with AIC being the sole surviving entity. This transaction is part of a reorganization of affiliated companies that are wholly-owned by the Company and by our ultimate parent, Brookfield Wealth Solutions Ltd. This transaction resulted in a $4.5 million intangible asset impairment due to the write-off of licenses of the non-surviving entity.

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
On November 4, 2024, the FASB issued Accounting Standards Update 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Disaggregation of income statement expenses is to improve interim and annual disclosures about a public business entity’s expenses by requiring more detailed information in the notes to the financial statements about certain expense categories, including purchases of inventory, employee compensation, depreciation, amortization, and selling expenses. The Company is assessing the impact to our financial statements.
3.    Investments
Fixed Maturities
The amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses, and fair value of fixed maturity investments were as follows:

June 30, 2025
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturities
U.S. Governments	$209.5	$3.1	$0.2	$—	$212.4
Foreign Governments	4.1	0.1	—	—	4.2
Obligations of states and political subdivisions	58.6	2.0	—	—	60.6
Corporate bonds	771.6	25.4	1.4	0.6	795.0
Commercial mortgage-backed securities	291.4	13.8	0.2	—	305.0
Residential mortgage-backed securities	191.9	5.1	—	—	197.0
Asset-backed securities	93.0	2.3	0.2	—	95.1
Collateralized loan obligations	76.8	4.7	0.1	—	81.4
Total fixed maturities	$1,696.9	$56.5	$2.1	$0.6	$1,750.7

December 31, 2024
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturities
U.S. Governments	$222.3	$1.5	$0.6	$—	$223.2
Foreign Governments	7.1	—	—	—	7.1
Obligations of states and political subdivisions	80.1	1.6	—	—	81.7
Corporate bonds	1,033.5	19.4	1.3	0.9	1,050.7
Commercial mortgage-backed securities	276.6	10.0	0.3	—	286.3
Residential mortgage-backed securities	201.0	2.8	0.6	—	203.2
Asset-backed securities	104.9	2.6	0.1	—	107.4
Collateralized loan obligations	107.4	2.1	0.2	—	109.3
Total fixed maturities	$2,032.9	$40.0	$3.1	$0.9	$2,068.9
Contractual Maturity
The amortized cost and fair values of fixed maturity investments as of June 30, 2025, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$208.8	$210.6
Due after one year through five years	696.7	713.7
Due after five years through ten years	118.5	126.0
Due after ten years	19.8	21.9
Structured securities	653.1	678.5
Total	$1,696.9	$1,750.7
The actual maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations.
Other Investments
Details regarding the carrying value and unfunded investment commitments of Other investments as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025		December 31, 2024
(in millions)	Carrying Value	Unfunded Commitments	Carrying Value	Unfunded Commitments
Investment type
Hedge funds	$23.8	$—	$27.5	$—
Private equity	251.2	165.9	262.4	214.1
Real estate equity investments	287.6	5.3	282.6	—
Other	9.6	—	4.9	6.8
Total other investments	$572.2	$171.2	$577.4	$220.9

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
Unrealized Losses and Other-than-temporary Impairments
An aging of unrealized losses on our investments in fixed maturities is presented below:

June 30, 2025	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value (1)	Unrealized Losses	Fair Value (1)	Unrealized Losses	Fair Value (1)	Unrealized Losses
Fixed maturities
U.S. Governments	$17.9	$0.2	$—	$—	$17.9	$0.2
Corporate bonds	17.7	0.9	8.1	0.5	25.8	1.4
Commercial mortgage-backed securities	9.1	0.1	6.7	0.1	15.8	0.2
Asset-backed securities	23.1	0.2	—	—	23.1	0.2
Collateralized loan obligations	0.8	0.1	—	—	0.8	0.1
Total fixed maturities	$68.6	$1.5	$14.8	$0.6	$83.4	$2.1
(1) The fair values associated with unrealized losses less than $0.1 are not presented in the table above.

December 31, 2024	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value (1)	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value (1)	Unrealized Losses
Fixed maturities
U.S. Governments	$17.4	$0.6	$—	$—	$17.4	$0.6
Corporate bonds	19.6	1.2	1.7	0.1	21.3	1.3
Commercial mortgage-backed securities	9.7	0.1	8.0	0.2	17.7	0.3
Residential mortgage-backed securities	48.9	0.6	—	—	48.9	0.6
Asset-backed securities	9.9	0.1	—	—	9.9	0.1
Collateralized loan obligations	11.5	0.2	—	—	11.5	0.2
Total fixed maturities	$117.0	$2.8	$9.7	$0.3	$126.7	$3.1
(1) The fair values associated with unrealized losses less than $0.1 are not presented in the table above.
The Company holds a total of 879 fixed maturity securities, of which 38 were in an unrealized loss position for less than one year and 7 were in an unrealized loss position for a period of one year or greater as of June 30, 2025. The unrealized losses as of June 30, 2025 are primarily driven by interest rate movements.

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
The following table presents a roll-forward of the changes in allowance for credit losses on available-for-sale fixed maturities by industry category for the three and six months ended June 30, 2025 and 2024, respectively:

(in millions)	Corporate bonds	Asset backed securities	Total
Ending balance, March 31, 2025	$1.1	$0.1	$1.2
Securities for which allowance was not previously recorded	0.1	—	0.1
Reductions for credit impairments	(0.3)	—	(0.3)
Additional net increases (decreases) in existing allowance	(0.3)	(0.1)	(0.4)
Ending balance, June 30, 2025	$0.6	$—	$0.6

(in millions)	Corporate bonds
Ending balance, March 31, 2024	$0.2
Securities for which allowance was not previously recorded	0.2
Additional net increases (decreases) in existing allowance	0.1
Ending balance, June 30, 2024	$0.5

(in millions)	Corporate bonds	Asset backed securities	Total
Ending balance, December 31, 2024	$0.9	$—	$0.9
Securities for which allowance was not previously recorded	0.2	0.1	0.3
Reductions for credit impairments	(0.3)	—	(0.3)
Additional net increases (decreases) in existing allowance	(0.2)	(0.1)	(0.3)
Ending balance, June 30, 2025	$0.6	$—	$0.6

(in millions)	Foreign Governments	Corporate bonds	Total
Ending balance, December 31, 2023	$0.2	$—	$0.2
Securities for which allowance was not previously recorded	—	0.3	0.3
Additional net increases (decreases) in existing allowance	(0.2)	0.2	—
Ending balance, June 30, 2024	$—	$0.5	$0.5

For mortgage and private loans an allowance for credit losses is established at the time of origination or purchase, as necessary, and is updated each reporting period. Changes in the allowance for credit losses are recorded in Net investment and other gains (losses). This allowance reflects the risk of loss, even when that risk is remote, that is expected over the remaining contractual life of the loan. The allowance for credit losses considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions. For the three and six months ended June 30, 2025, the Company recognized $0.5 million and $0.5 million of additional mortgage loan allowances and $1.6 million and $3.1 million of additional private loan allowances, respectively.
Mortgage Loans
Mortgage loan investments are composed of participation interests in a portfolio of commercial and residential mortgage loans. Loan collateral is diversified with regard to property type and geography. The following table presents loans by property type:

	June 30, 2025
(in millions)	Cost	Composition	Loan Count
Residential	$20.0	8.9%	4
Apartments	94.8	42.3%	10
Hotel	12.7	5.7%	1
Industrial	32.7	14.6%	2
Office	44.4	19.8%	4
Retail	19.4	8.7%	2
Total	$224.0	100.0%	23

	December 31, 2024
(in millions)	Cost	Composition	Loan Count
Apartments	$82.5	39.3%	10
Hotel	12.6	6.0%	1
Industrial	69.2	32.9%	3
Office	26.0	12.4%	1
Retail	19.8	9.4%	2
Total	$210.1	100.0%	17
The following table presents our loans by Debt Service Coverage Ratio (“DSCR”):

	June 30, 2025		December 31, 2024
(in millions)	Cost	Loan Count	Cost	Loan Count
Less than 1.00	$37.3	4	$12.2	3
1.00 to 1.50	65.5	8	37.1	4
Greater than 1.5 to 2.0	67.7	5	135.7	8
Greater than 2.0 to 3.0	33.5	2	12.6	1
Total	$204.0	19	$197.6	16

DSCR does not include residential mortgage loans, which are included within Apartments property type.
The following table presents loans by Loan To Value:

	June 30, 2025		December 31, 2024
(in millions)	Cost	Loan Count	Cost	Loan Count
Equal to or less than 50.0%	$40.8	5	$1.7	2
Greater than 50.0% to 55.0%	1.7	1	43.2	1
Greater than 55.0% to 60.0%	0.2	1	12.4	1
Greater than 60.0% to 70.0%	112.6	9	47.6	4
Greater than 70.0%	68.7	7	105.2	9
Total	$224.0	23	$210.1	17

The following table presents loans by maturity:

	June 30, 2025		December 31, 2024
(in millions)	Cost	Loan Count	Cost	Loan Count
One year or less	$95.8	8	$34.9	3
Greater than one year and less than three years	48.2	5	103.5	7
Greater than three years and less than five years	18.0	2	17.7	2
Greater than five years and less than seven years	42.0	4	—	0
Greater than seven years and less than ten years	20.0	4	54.0	5
Total	$224.0	23	$210.1	17

Investment and Other Gains and Losses
The following table presents our gross realized investment gains and losses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Realized gains on fixed maturities and other:
Fixed maturities	$0.3	$0.7	$2.5	$7.5
Other investments, including short-term investments	6.5	1.1	8.1	3.7
Total realized gains on fixed maturities and other	6.8	1.8	10.6	11.2

Realized losses on fixed maturities and other:
Fixed maturities	(3.2)	(0.3)	(3.5)	(0.6)
Other investments, including short-term investments	(10.7)	(2.2)	(14.8)	(5.0)
Total realized losses on fixed maturities and other	(13.9)	(2.5)	(18.3)	(5.6)

Other net losses recognized on fixed maturities and other:
Credit losses on fixed maturities	0.6	—	0.3	(0.5)
Impairment related to change in intent	(1.2)	—	(1.4)	—
Other	(1.6)	(2.3)	(4.1)	(2.3)
Total other net losses recognized on fixed maturities and other	(2.2)	(2.3)	(5.2)	(2.8)

Equity securities:
Net realized gains (losses) on equity securities	—	(0.9)	—	(0.5)
Change in unrealized gains (losses) on equity securities held at the end of the period	46.7	28.7	60.0	28.7
Net gains (losses) on equity securities	46.7	27.8	60.0	28.2
Net investment and other gains (losses) before income taxes	37.4	24.8	47.1	31.0
Income tax (benefit) provision	7.9	4.8	9.9	6.4
Net investment and other gains (losses), net of income taxes	$29.5	$20.0	$37.2	$24.6
The cost of securities sold is based on the specific identification method.
Changes in unrealized gains (losses) related to fixed maturity investments are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Change in unrealized gains (losses)
Fixed maturities	$4.8	$(11.4)	$16.3	$(31.2)
Other and short-term investments	—	0.1	(0.3)	(0.4)
Net unrealized investment gains (losses) before income taxes	4.8	(11.3)	16.0	(31.6)
Income tax provision (benefit)	1.2	(2.4)	3.6	(6.8)
Net unrealized investment gains (losses), net of income taxes	$3.6	$(8.9)	$12.4	$(24.8)

Foreign Currency Exchange Forward Contracts
We entered into foreign currency exchange forward contracts primarily to manage currency exposure from our non-USD insurance operations. The currency forward contracts were carried at fair value in our Condensed Consolidated Balance Sheets in Accrued underwriting expenses and other liabilities and Other assets as of June 30, 2025 and December 31, 2024, respectively. The net realized gains and (losses) are included in Net realized investment and other gains (losses) in our Condensed Consolidated Statements of Income (Loss).
The fair value of our foreign currency exchange forward contracts as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025		December 31, 2024
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset manager investment exposure
Open contracts in a gain position	$—	$—	$151.0	$2.7
Open contracts in a loss position	162.9	(14.1)	—	—
Net open contracts for asset manager investment exposure		$(14.1)		$2.7
The following table presents our gross realized investment gains and losses on our foreign currency exchange forward contracts:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Realized gains
Operational currency exposure	$—	$1.6	$—	$2.8
Asset manager investment exposure	—	—	—	0.2
Gross realized investment gains	—	1.6	—	3.0
Realized losses
Operational currency exposure	—	(1.0)	—	(3.6)
Asset manager investment exposure	(8.7)	(1.0)	(12.8)	—
Gross realized investment losses	(8.7)	(2.0)	(12.8)	(3.6)
Net realized investment (losses) gains on foreign currency exchange forward contracts	$(8.7)	$(0.4)	$(12.8)	$(0.6)
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

(in millions)	June 30, 2025	December 31, 2024
Securities and cash on deposit for regulatory and other purposes	$157.8	$180.1
Securities and cash pledged as collateral for letters of credit	37.3	40.1
Total restricted investments	$195.1	$220.2

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
To validate the fair value of investments in the Company’s Condensed Consolidated Financial Statements, we receive prices from multiple sources including third-party pricing services and our outside investment managers. Through a comparative analysis, the Company validates the reasonableness of its valuations. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. We have reviewed the processes used by the third-party providers for pricing the securities and have determined that these processes result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of June 30, 2025 and December 31, 2024. A description of the valuation techniques we use to measure assets at fair value is as follows:
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

Based on an analysis of the inputs, our financial assets and liabilities measured at fair value on a recurring basis have been categorized as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)	June 30, 2025	Level 1	Level 2	Level 3
Fixed maturities
U.S. Governments	$212.4	$210.2	$2.2	$—
Foreign Governments	4.2	—	4.2	—
Obligations of states and political subdivisions	60.6	—	60.6	—
Corporate bonds	795.0		771.9	23.1
Commercial mortgage-backed securities	305.0	—	303.8	1.2
Residential mortgage-backed securities	197.0	—	197.0	—
Asset-backed securities	95.1	—	64.6	30.5
Collateralized loan obligations	81.4	—	77.6	3.8
Total fixed maturities	1,750.7	210.2	1,481.9	58.6
Equity securities	534.8	354.7	—	180.1
Other investments	13.1	—	0.2	12.9
Short-term investments	203.5	203.5	—	—
Derivatives	21.5	—	21.5	—
Total assets	$2,523.6	$768.4	$1,503.6	$251.6

Derivatives	13.9	—	13.9	—
Total liabilities	$13.9	$—	$13.9	$—

		Fair Value Measurements at Reporting Date Using
(in millions)	December 31, 2024	Level 1	Level 2	Level 3
Fixed maturities
U.S. Governments	$223.2	$221.0	$2.2	$—
Foreign Governments	7.1	—	7.1	—
Obligations of states and political subdivisions	81.7	—	81.7	—
Corporate bonds	1,050.7	—	1,028.0	22.7
Commercial mortgage-backed securities	286.3	—	286.3	—
Residential mortgage-backed securities	203.2	—	203.2	—
Asset-backed securities	107.4	—	93.5	13.9
Collateralized loan obligations	109.3	—	109.3	—
Total fixed maturities	2,068.9	221.0	1,811.3	36.6
Equity securities	413.0	297.5	—	115.5
Other investments	4.7	—	0.2	4.5
Short-term investments	209.1	208.9	0.2	—
Derivatives	24.2	—	24.2	—
Total assets	$2,719.9	$727.4	$1,835.9	$156.6

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

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 are as follows:
Fair Value Measurements Using Unobservable Inputs (Level 3)

(in millions)	Fixed Maturities	Equity Securities	Other Investments	Total
Ending balance, December 31, 2024	$36.6	$115.5	$4.5	$156.6
Transfers into Level 3	14.2	—	5.8	20.0
Transfers out of Level 3	(0.7)	(1.4)	—	(2.1)
Total gains or losses (realized/unrealized):
Included in net income	(0.3)	4.6	1.6	5.9
Included in other comprehensive income	0.9	—	—	0.9
Purchases, issuances, sales, and settlements:
Purchases	11.6	62.0	3.5	77.1
Sales	—	(0.6)	(2.5)	(3.1)
Settlements	(3.7)	—	—	(3.7)
Ending balance, June 30, 2025	$58.6	$180.1	$12.9	$251.6
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held as of June 30, 2025	$—	$5.3	$1.7	$7.0

(in millions)	Fixed Maturities	Equity Securities	Other Investments	Total
Ending balance, December 31, 2023	$50.4	$6.4	$—	$56.8
Transfers into Level 3	0.7	—	—	0.7
Transfers out of Level 3	(10.1)	—	—	(10.1)
Total gains or losses (realized/unrealized):
Included in net income (loss)	1.5	28.3	—	29.8
Included in other comprehensive loss	(0.7)	—	—	(0.7)
Purchases, issuances, sales, and settlements:
Purchases	2.5	80.9	8.3	91.7
Sales	—	(0.1)	(1.6)	(1.7)
Settlements	(7.7)	—	(2.2)	(9.9)
Ending balance, December 31, 2024	$36.6	$115.5	$4.5	$156.6
Amount of total gains or losses for the year included in net income attributable to the change in unrealized gains or losses relating to assets still held as of December 31, 2024	$—	$28.4	$—	$28.4
As of June 30, 2025 and December 31, 2024, we did not have any financial assets or financial liabilities measured at fair value on a nonrecurring basis.
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

	June 30, 2025		December 31, 2024
(in millions)	Cost	Fair Value	Cost	Fair Value
Mortgage loans	$224.0	$213.7	$210.1	$214.2
Private loans	627.8	637.5	577.3	597.2
Total	$851.8	$851.2	$787.4	$811.4

4.    Allowance for Credit Losses
Premiums receivable
The following table presents the balances of premiums receivable, net of allowance for estimated uncollectible premiums, including expected lifetime credit losses and the changes in the allowance for the respective periods:

(in millions)	Premiums Receivable, Net of Allowance for Estimated Uncollectible Premiums	Allowance for Estimated Uncollectible Premiums
Ending balance, December 31, 2024	$179.5	$7.8
Current period change for estimated uncollectible premiums		2.1
Write-offs of uncollectible premiums receivable		(0.9)
Ending balance, June 30, 2025	$215.3	$9.0

Ending balance, December 31, 2023	$230.7	$3.0
Current period change for estimated uncollectible premiums		2.2
Write-offs of uncollectible premiums receivable		(1.6)
Ending balance, June 30, 2024	$248.4	$3.6

Reinsurance Recoverables
The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, including expected credit losses and changes in the allowance for the respective periods:

(in millions)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance
Ending balance, December 31, 2024	$3,053.2	$5.8
Ending balance, June 30, 2025	$2,856.2	$5.8

Ending balance, December 31, 2023	$2,959.3	$—
Ending balance, June 30, 2024	$2,994.3	$—
We primarily utilize A.M. Best credit ratings when determining the allowance and adjust as needed based on our historical experience with the reinsurers. A portion of our reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements.

5.    Reserves for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of reserves for losses and loss adjustment expenses (“LAE”):

	For the Six Months Ended June 30,
(in millions)	2025	2024
Net reserves - beginning of the year	$3,003.9	$2,747.1
Add:
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	301.6	381.1
Prior accident years	2.6	65.6
Losses and LAE incurred during calendar year, net of reinsurance	304.2	446.7
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	55.2	23.2
Prior accident years	286.9	406.3
Losses and LAE payments made during current calendar year, net of reinsurance:	342.1	429.5
Add/(Deduct):
Foreign exchange adjustments	1.2	(2.2)
Net reserves - end of period	2,967.2	2,762.1
Add:
Reinsurance recoverables on unpaid losses and LAE, end of period	2,642.2	2,754.8
Gross reserves - end of period	$5,609.4	$5,516.9
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
The impact from the unfavorable (favorable) development of prior accident years’ loss and LAE reserves on each reporting segment is presented below:

	For the Six Months Ended June 30,
(in millions)	2025	2024
Casualty Lines	$20.9	$4.2
Specialty Lines	(19.7)	5.3
Run-off Lines	1.4	56.1
Total unfavorable (favorable) prior-year development	$2.6	$65.6
The following describes the primary factors behind each segment’s net prior accident year loss reserve development for the six months ended June 30, 2025 and 2024:
•For the six months ended June 30, 2025, net unfavorable development within Casualty Lines primarily related to construction and Bermuda Casualty exposures, largely offset by favorable development within Specialty Lines primarily associated with garage and inland marine business.
•For the six months ended June 30, 2024, net unfavorable development primarily related to movements within Run-off Lines on large individual surety claims and assumed business from our former Malta operations, ArgoGlobal Holdings (Malta) Ltd., which was sold in 2022.
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
Debt. As of June 30, 2025 and December 31, 2024, the fair value of our debt instruments is determined using both Level 1 and Level 2 inputs, as previously defined in Note 3, “Investments.”
We receive fair value prices for similar financial instruments being traded in active markets. These prices are determined using observable market information such as publicly traded quoted prices, and trading prices for similar financial instruments actively being traded in the current market. We have reviewed the processes used by third-party providers for pricing these instruments and have determined that they result in fair values consistent with GAAP requirements. In addition, we review these prices for reasonableness, and have not adjusted any prices received from the third-party providers as of June 30, 2025 and December 31, 2024. A description of the valuation techniques we use to measure these liabilities at fair value is as follows:
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
A summary of our financial instruments whose carrying value did not equal fair value is shown below:

	June 30, 2025		December 31, 2024
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Junior subordinated debentures:
Trust preferred debentures	$162.5	$165.7	$162.0	$163.9
Subordinated debentures	81.6	83.0	81.2	81.3
Total junior subordinated debentures	244.1	248.7	243.2	245.2
Senior unsecured fixed rate notes	129.3	115.8	128.8	128.6
Total	$373.4	$364.5	$372.0	$373.8

Based on an analysis of the inputs, our financial instruments measured at fair value for disclosure purposes have been categorized as follows:

	Fair Value Measurements at Reporting Date
(in millions)	June 30, 2025	Level 1	Level 2	Level 3
Junior subordinated debentures:
Trust preferred debentures	$165.7	$—	$165.7	$—
Subordinated debentures	83.0	—	83.0	—
Total junior subordinated debentures	248.7	—	248.7	—
Senior unsecured fixed rate notes	115.8	115.8	—	—
Total	$364.5	$115.8	$248.7	$—

	Fair Value Measurements at Reporting Date
(in millions)	December 31, 2024	Level 1	Level 2	Level 3
Junior subordinated debentures:
Trust preferred debentures	$163.9	$—	$163.9	$—
Subordinated debentures	81.3	—	81.3	—
Total junior subordinated debentures	245.2	—	245.2	—
Senior unsecured fixed rate notes	128.6	128.6	—	—
Total	$373.8	$128.6	$245.2	$—
7.    Stockholders’ Equity
Preferred Stock Dividend
On May 2, 2025, our Board of Directors declared a quarterly cash dividend in the amount of $437.50 per share on our 7.00% Resettable Fixed Rate Preferred Stock, Series A, par value of $1.00 per share, with a liquidation preference of $25,000 per share (the “Series A Preferred Stock”). Holders of depositary shares, each representing a 1/1,000th interest in a share of Series A Preferred Stock (the “Depositary Shares”), received $0.43750 per Depositary Share. On June 16, 2025, we paid $2.7 million to our stockholders of record, as of May 31, 2025, of the Series A Preferred Stock.
8.    Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss), net of taxes (where applicable) by component for the six months ended June 30, 2025 and 2024 is presented below:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Securities	Unrealized Losses on Hedge Instruments	Defined Benefit Pension Plans	Total
Ending balance, December 31, 2024	$(0.4)	$31.2	$—	$0.9	$31.7
Other comprehensive income (loss) before reclassifications	(0.1)	11.6	(3.7)	—	7.8
Amounts reclassified from accumulated other comprehensive income	—	0.8	—	—	0.8
Net current-period other comprehensive income (loss)	(0.1)	12.4	(3.7)	—	8.6
Ending balance, June 30, 2025	$(0.5)	$43.6	$(3.7)	$0.9	$40.3

(in millions)	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Securities	Defined Benefit Pension Plans	Total
Ending balance, December 31, 2023	$0.1	$51.1	$0.6	$51.8
Other comprehensive income (loss) before reclassifications	(0.1)	(19.7)	—	(19.8)
Amounts reclassified from accumulated other comprehensive loss	—	(5.1)	—	(5.1)
Net current-period other comprehensive income (loss)	(0.1)	(24.8)	—	(24.9)
Ending balance, June 30, 2024	$—	$26.3	$0.6	$26.9
The amounts reclassified from accumulated other comprehensive income (loss) shown in the above table have been included in the following captions in our Condensed Consolidated Statements of Income (Loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Unrealized gains and losses on securities:
Net realized investment and other (gains) losses	$(0.3)	$0.1	$1.0	$(6.4)
Income tax provision (benefit)	0.1	—	(0.2)	1.3
Total, net of taxes	$(0.2)	$0.1	$0.8	$(5.1)
Income tax effects are released from accumulated other comprehensive income (loss) for unrealized gains or losses when the gains or losses are realized and are taxed at the statutory rate based on jurisdiction of the underlying transaction.
9.    Supplemental Cash Flow Information
Interest paid was as follows:

	For the Six Months Ended June 30,
(in millions)	2025	2024
Senior unsecured fixed rate notes	$4.7	$4.7
Junior subordinated debentures	10.9	12.3
Other indebtedness	—	1.9
Total interest paid	$15.6	$18.9

Income taxes paid	$0.1	$0.1
10.    Underwriting, Acquisition and General Expenses
Underwriting, acquisition and general expenses were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Commission expense	$39.1	$26.5	$59.9	$57.6
Other underwriting and insurance expenses	49.3	64.5	102.4	132.4
Amortization of value of business acquired and other intangible assets	10.1	43.0	20.0	86.1
Total	98.5	134.0	182.3	276.1
Net deferral of policy acquisition costs	(11.1)	(17.2)	(14.3)	(42.2)
Total underwriting, acquisition and general expenses	$87.4	$116.8	$168.0	$233.9

11.    Income Taxes
The Company is incorporated under the laws of the U.S. We have subsidiaries based in the U.S. that are subject to U.S. tax laws. Under current law, these subsidiaries are taxed at the applicable corporate tax rates. Beginning January 1, 2024, our U.S. subsidiaries file a consolidated U.S. federal income tax return with BAMR US Holdings LLC, a subsidiary of Brookfield Wealth Solutions Ltd.
Argo Re Ltd., a Bermuda domiciled entity, is a U.S. taxpayer through a section 953(d) voluntary election under the Internal Revenue Code of 1986, as amended. Argo Re Ltd. pre-tax income (loss) and tax provision (benefit) is reported in the U.S.
We also have operations in Italy and United Kingdom which are subject to income taxes imposed by the jurisdiction in which they operate. Furthermore, we have an operation in Barbados which is not subject to income tax under the laws of that country.
On August 16, 2022, U.S. legislation referred to as the Inflation Reduction Act of 2022 was enacted. This legislation enacted a new Corporate Alternative Minimum Tax (“CAMT”) and Excise Tax on Repurchases of Corporate Stock. The Company has determined as of the period ended June 30, 2025, that it is subject to CAMT. The recognition of applicable CAMT is reported on a consolidated basis with Brookfield Wealth Solutions Ltd. The Company is not subject to Excise Tax on Repurchases of Corporate Stock.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes provisions that allow for the immediate expensing of domestic research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation profits derived from foreign operations. The Company continues to evaluate the impact the new legislation will have on our estimated annual effective tax rate and cash tax position.
Our expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. For the three and six months ended June 30, 2025 and 2024, pre-tax income (loss) attributable to our operations and the corresponding operations’ effective tax rates were as follows:

	For the Three Months Ended June 30,
	2025		2024
(in millions)	Pre-Tax Income (Loss)	Effective Tax Rate	Pre-Tax Income (Loss)	Effective Tax Rate
United States	$74.5	21.5%	$21.8	25.7%
United Kingdom	—	—%	(2.3)	—%
Barbados	0.8	—%	—	—%
Italy	(0.5)	—%	(1.2)	—%
Pre-tax income (loss)	$74.8	21.4%	$18.3	30.6%

	For the Six Months Ended June 30,
	2025		2024
(in millions)	Pre-Tax Income (Loss)	Effective Tax Rate	Pre-Tax Income (Loss)	Effective Tax Rate
United States	$113.4	21.5%	$49.8	14.3%
United Kingdom	—	—%	(2.3)	—%
Barbados	0.8	—%	—	—%
Italy	(0.9)	—%	(2.0)	(1.9)%
Pre-tax income (loss)	$113.3	21.5%	$45.5	15.8%

A reconciliation of the difference between the provision (benefit) for income taxes and the expected tax provision (benefit) at the weighted average tax rate is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Income tax provision (benefit) at expected rate	$15.5	$3.7	$23.6	$9.4
Tax effect of:
Nontaxable investment income	(0.1)	(0.1)	(0.1)	(0.2)
Withholding taxes	0.1	—	0.2	—
Ireland capital loss	—	3.3	—	3.3
U.S. state tax expense, net of federal income tax effect	0.1	—	0.1	—
Change in valuation allowance	—	(2.4)	(1.3)	(2.4)
Prior period adjustment	—	1.1	1.2	(3.4)
Other	0.4	—	0.6	0.5
Income tax provision (benefit)	$16.0	$5.6	$24.3	$7.2
Our gross deferred tax assets are supported by taxes paid in previous periods, reversal of taxable temporary differences and recognition of future taxable income. Management regularly evaluates the recoverability of the deferred tax assets and makes any necessary adjustments to them based upon any changes in management’s expectations of future taxable income. Realization of deferred tax assets is dependent upon our generation of future taxable income sufficient to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally for our U.S. property and casualty insurers two years for net operating losses and for all our U.S. subsidiaries three years for capital losses. If a company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. For the three months ended June 30, 2025, there was no change in the valuation allowance for deferred tax assets. For the six months ended June 30, 2025, the net change in valuation allowance for deferred tax assets was a decrease of $1.3 million, related to the reduction of net operating loss carryforwards incurred in the United Kingdom. Existing valuation allowances pertain to Internal Revenue Code Section 382 limited net operating loss carryforwards within the U.S. and cumulative losses incurred in the United Kingdom and Italy. Based upon a review of all positive and negative evidence, our management concluded that it is more-likely-than-not that $63.9 million of our deferred tax assets will be realized. Should our future income deviate from our present income estimates, the Company’s realization assessment may differ from our current conclusion.
For any uncertain tax positions not meeting the “more-likely-than-not” recognition threshold, accounting standards require recognition, measurement and disclosure in the Company’s Condensed Consolidated Financial Statements. The Company does not have any recognized uncertain tax positions for federal or state income tax liability for the three and six months ended June 30, 2025. Furthermore, there are no interest or penalties recorded for federal or state income tax liability for the three and six months ended June 30, 2025.
Our U.S. subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2021. Our U.K. subsidiary is no longer subject to U.K. income tax examinations by His Majesty’s Revenue and Customs for years before 2023. Our Italy subsidiary is no longer subject to Italy income tax examinations by tax authorities for years before 2019.
12.    Commitments and Contingencies
Legal Actions
Argo Group’s subsidiaries are parties to legal actions incidental to their business. As of June 30, 2025, management believes that the resolution of these matters would not materially affect our financial condition or results of operations.
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
On January 3, 2024, the Company filed a summons to stay the appraisal action pending judgment of the Judicial Committee of the Privy Council in the matter captioned “In re matter of Jardine Strategy Holdings Limited Case No: Civ/2022/14-31.” Hearings were held on July 9, 2024 and July 18, 2024. On December 3, 2024, the Court denied the stay application. The Court convened a Directions Hearing on May 1 and 2, 2025 and heard arguments from the parties and proposals on the scope of discovery and schedule for trial. The Judge did not rule at the hearing but said she plans to issue a ruling in the near future. The Company intends to continue to defend this matter vigorously.
Capital Shield Action
In April 2025, Capital Shield, Inc. (“Plaintiff”) brought this action in the U.S. District Court Middle District of Florida against Amwins Access Insurance Services, LLC (“Amwins”) and Peleus Insurance Company (“Peleus”) alleging breach of contract claims against Amwins and further alleging Amwins and Peleus violated Section I of the Sherman Act. The allegations arise out of a Program Administrator Agreement between Amwins and Plaintiff in which Peleus was to act as an underwriter for the program. Plaintiff alleges that Peleus colluded with Amwins to restrain trade in violation of Section 1 of the Sherman Act, and this collusion deprived the insurance-buying public of the opportunity to purchase Plaintiff's product. Each of Amwins and Peleus has filed a motion to dismiss the Sherman Act claim (the only claim against Peleus).
Contractual Commitments
We have contractual commitments to invest up to $165.9 million related to our limited partnership investments as of June 30, 2025, as further disclosed in Note 3, “Investments.” These commitments will be funded as required by the partnership agreements which can be called to be fulfilled at any time. Additionally, the Company has commitments to fund up to $300.7 million related to various other investments, including debt and equity securities, term loans and mortgage loans.
13.    Segment Information
We are primarily engaged in underwriting property and casualty insurance and reinsurance. As a result of the Company’s merger with Brookfield Wealth Solutions Ltd., and overall strategic assessment of the business, the Company changed its internal segments in a manner that caused the composition of its reporting segments to change in the fourth quarter of 2024. The Company’s reporting segments were realigned to three reportable segments—Casualty Lines, Specialty Lines, and Run-off Lines. The Run-off Lines segment is for certain products that we no longer underwrite. The Company has recast all applicable periods for comparability.
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
Revenue and segment operating income (loss) for each segment were as follows:

	For the Three Months Ended June 30, 2025
(in millions)	Casualty Lines	Specialty Lines	Run-off Lines	Total
Net earned premiums	$156.4	$65.1	$8.2	$229.7
Net investment income	35.8	5.5	28.1	69.4
Total segment revenues	192.2	70.6	36.3	299.1
Reconciliation of revenue
Net investment and other gains (losses)				37.4
Total consolidated revenues				336.5
Less:
Losses and loss adjustment expenses	116.3	21.7	18.1
Underwriting, acquisition and general expenses	46.2	21.2	6.5
Other segment items (1)	4.4	0.6	3.0
Segment operating income (loss)	25.3	27.1	8.7	61.1
Reconciliation of profit or loss
Unallocated amounts:
Non-operating expenses				3.7
Impairment of intangible assets				4.5
Foreign currency exchange (gains) losses				2.0
Net investment and other (gains) losses				(37.4)
Total other expenses (2)				13.5
Income (loss) before income taxes				$74.8
(1) Includes interest expense and fee and other expense (income), net.
(2) Includes amortization of value of business acquired and other intangible assets related to purchase accounting of $10.1 million.

	For the Three Months Ended June 30, 2024
(in millions)	Casualty Lines	Specialty Lines	Run-off Lines	Total
Net earned premiums	$133.2	$64.3	$92.4	$289.9
Net investment income	30.4	7.9	27.7	66.0
Total segment revenues	163.6	72.2	120.1	355.9
Reconciliation of revenue
Net investment and other gains (losses)				24.8
Total consolidated revenues				380.7
Less:
Losses and loss adjustment expenses	86.0	45.6	95.1
Underwriting, acquisition and general expenses	35.2	17.6	21.3
Other segment items (1)	5.0	1.4	4.6
Segment operating income (loss)	37.4	7.6	(0.9)	44.1
Reconciliation of profit or loss
Unallocated amounts:
Non-operating expenses				5.2
Foreign currency exchange (gains) losses				2.7
Net investment and other (gains) losses				(24.8)
Total other expenses (2)				42.7
Income (loss) before income taxes				$18.3
(1) Includes interest expense and fee and other expense (income), net.
(2) Includes amortization of value of business acquired and other intangible assets related to purchase accounting of $43.0 million.

	For the Six Months Ended June 30, 2025
(in millions)	Casualty Lines	Specialty Lines	Run-off Lines	Total
Net earned premiums	$300.5	$126.1	$13.1	$439.7
Net investment income	66.4	10.1	52.0	128.5
Total segment revenues	366.9	136.2	65.1	568.2
Reconciliation of revenue
Net investment and other gains (losses)				47.1
Total consolidated revenues				615.3
Less:
Losses and loss adjustment expenses	207.1	68.0	29.1
Underwriting, acquisition and general expenses	91.1	38.8	8.5
Other segment items (1)	8.8	1.3	6.5
Segment operating income (loss)	59.9	28.1	21.0	109.0
Reconciliation of profit or loss
Unallocated amounts:
Non-operating expenses				9.3
Impairment of intangible assets				4.5
Foreign currency exchange (gains) losses				(0.6)
Net investment and other (gains) losses				(47.1)
Total other expenses (2)				29.6
Income (loss) before income taxes				$113.3
(1) Includes interest expense and fee and other expense (income), net.
(2) Includes amortization of value of business acquired and other intangible assets related to purchase accounting of $20.0 million.

	For the Six Months Ended June 30, 2024
(in millions)	Casualty Lines	Specialty Lines	Run-off Lines	Total
Net earned premiums	$269.7	$131.0	$202.9	$603.6
Net investment income	57.3	15.0	52.5	124.8
Total segment revenues	327.0	146.0	255.4	728.4
Reconciliation of revenue
Net investment and other gains (losses)				31.0
Total consolidated revenues				759.4
Less:
Losses and loss adjustment expenses	171.9	87.9	186.9
Underwriting, acquisition and general expenses	65.4	29.5	51.4
Other segment items (1)	9.0	2.4	8.3
Segment operating income (loss)	80.7	26.2	8.8	115.7
Reconciliation of profit or loss
Unallocated amounts:
Non-operating expenses				12.9
Foreign currency exchange (gains) losses				0.7
Net investment and other (gains) losses				(31.0)
Total other expenses (2)				87.6
Income (loss) before income taxes				$45.5
(1) Includes interest expense and fee and other expense (income), net.
(2) Includes amortization of value of business acquired and other intangible assets related to purchase accounting of $86.1 million.
The following table represents identifiable assets by geographic location:

(in millions)	June 30, 2025	December 31, 2024
U.S. operations	$7,280.9	$7,429.3
International operations	1,458.8	1,450.3
Total assets	$8,739.7	$8,879.6
14.    Related Party Transactions
As part of the Merger, the Company has entered into recurring transactions and agreements with Brookfield Wealth Solutions Ltd., its subsidiaries and affiliates.
For the three and six months ended June 30, 2025, the Company purchased related party investments of $169.8 million and $211.8 million, respectively. Related party investments as of June 30, 2025 were primarily attributed to $492.1 million of private loans, $292.2 million of other investments and $388.3 million of equity securities. Additionally, the Company has unfunded commitments totaling $90.7 million across all related party investments. Investment transactions with related parties are accounted for in the same manner as those with unrelated parties in the financial statements.
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

For the three and six months ended June 30, 2025, the Company incurred investment management fees and other due to related party arrangements of $2.8 million and $6.2 million, respectively, which is recognized in Net investment income on our Condensed Consolidated Statements of Income (Loss). As of June 30, 2025, the related party investment management fees and other payables are $2.6 million.
For the three and six months ended June 30, 2024, the Company incurred investment management fees due to related party arrangements of $2.5 million and $4.8 million, respectively, which is recognized in Net investment income on our Condensed Consolidated Statements of Income (Loss). As of June 30, 2024, the related party investment management fees payable is $2.5 million, which is recognized in Accrued underwriting expenses and other liabilities on our Condensed Consolidated Balance Sheets.
15.    Subsequent Events
There are no subsequent events identified as of the date of this report.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2025 and the three and six months ended June 30, 2024, and a discussion of our financial condition as of June 30, 2025 and December 31, 2024. This discussion and analysis should be read in conjunction with the attached unaudited interim Condensed Consolidated Financial Statements and notes thereto and Argo Group’s 2024 Form 10-K, including the audited Condensed Consolidated Financial Statements and notes thereto.
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

Consolidated Results of Operations
For the three and six months ended June 30, 2025, we reported net income attributable to common stockholders of $56.1 million and $83.7 million, respectively. For the three and six months ended June 30, 2024, we reported net income attributable to common stockholders of $10.0 million and $33.0 million, respectively.
The following is selected data from our results of operations for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net earned premiums	$229.7	$289.9	$439.7	$603.6
Net investment income	69.4	66.0	128.5	124.8
Net investment and other gains (losses)	37.4	24.8	47.1	31.0
Total consolidated revenues	336.5	380.7	615.3	759.4
Income (loss) before income taxes	74.8	18.3	113.3	45.5
Income tax provision (benefit)	16.0	5.6	24.3	7.2
Net income (loss)	$58.8	$12.7	$89.0	$38.3

Net Earned Premiums
Consolidated net earned premiums for the three and six months ended June 30, 2025 were $229.7 million and $439.7 million, respectively, compared to $289.9 million and $603.6 million for the three and six months ended June 30, 2024. The decline in net earned premiums was driven by the portfolio transfer of Argo Pro in January 2025 as well as other businesses being put into run-off during 2024.
Our net earned premiums are further discussed by reporting segment and major lines of business below under the heading “Segment Results.”
Net Investment Income
Consolidated net investment income for the three and six months ended June 30, 2025 was $69.4 million and $128.5 million, respectively, driven primarily by income from fixed maturities available-for-sale that included $12.3 million and $24.7 million of accretion income from the application of purchase accounting to fixed maturities. Increased allocations to private loans and equity securities, in-line with the Company’s investments strategy, further contributed to investment income for these periods.
Net investment income for the three and six months ended June 30, 2024 was $66.0 million and $124.8 million, primarily driven by income from fixed maturity and short-term investment securities. Included in net investment income for the three and six months ended June 30, 2024 is accretion of discount income of approximately $17.1 million and $45.7 million, respectively, relating to the purchase accounting push-down as a result of the Merger. The alternative investment portfolio, which includes earnings from both private equity and hedge fund investments, provided an additional contribution to the result.
Net Investment and Other Gains (Losses)
Consolidated net investment and other gains for the three and six months ended June 30, 2025 were $37.4 million and $47.1 million, respectively, driven primarily by net unrealized gains on equity securities of $46.7 million and $60.0 million, offset partially by losses from foreign currency exchange forward contracts of $8.7 million and $12.8 million. Equity securities gains were driven by holding gains on publicly traded related party equity securities.
Consolidated net investment and other gains of $24.8 million and $31.0 million for the three and six months ended June 30, 2024 were primarily related to net unrealized gains on equity securities of $28.7 million and $28.7 million, respectively.

Loss and Loss Adjustment Expenses
Consolidated losses and loss adjustment expenses were $156.1 million and $304.2 million for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, losses and loss adjustment expenses were $226.7 million and $446.7 million.
The loss ratio for the three months ended June 30, 2025 was 68.0% and 78.2% for the same period in 2024. The consolidated loss ratio for the six months ended June 30, 2025 was 69.2% and 74.0% for the same period in 2024.
Catastrophe losses for the three months ended June 30, 2025 of $7.5 million (3.3% percentage points) were mainly attributable to losses associated with U.S. storms compared to $6.7 million (2.3% percentage points) for the three months ended June 30, 2024. Catastrophe losses for the six months ended June 30, 2025 of $14.7 million (3.3% percentage points) were attributable to losses associated with U.S. storms compared to $13.1 million (2.2% percentage points) for the same period ended June 30, 2024.
The net unfavorable prior-year reserve development for the three months ended June 30, 2025 of $1.6 million was due to $20.1 million from Casualty Lines and $1.3 million from Run-off Lines, partially offset by favorable development of $19.8 million from Specialty Lines. The net unfavorable prior-year reserve development for the six months ended June 30, 2025 of $2.6 million was due to $20.9 million from Casualty Lines and $1.4 million from Run-off Lines, partially offset by favorable development of $19.7 million from Specialty Lines. Net unfavorable development primarily within Casualty Lines related to construction and Bermuda Casualty exposures, largely offset by favorable development within Specialty Lines primarily associated with garage and inland marine business.
Our losses and loss adjustment expenses, including the prior-year loss reserve development shown in the following table, are further discussed by reporting segment under the heading “Segment Results” below. The following table summarizes the above referenced prior-year loss reserve development for the six months ended June 30, 2025 with respect to net loss reserves by line of business as of December 31, 2024.

(in millions)	Net Reserves as of December 31, 2024	Net Reserve Development (Favorable) / Unfavorable for the period ended June 30, 2025	Percent of Net Reserves as of December 31, 2024
Casualty Lines	$1,323.6	$20.9	1.6%
Specialty Lines	341.5	(19.7)	(5.8)%
Run-off Lines	1,338.8	1.4	0.1%
Total	$3,003.9	$2.6	0.1%
In determining appropriate reserve levels for the six months ended June 30, 2025, we maintained the same general processes and disciplines that were used to set reserves at prior reporting dates. No significant changes in methodologies were made to estimate the reserves since the last reporting date; however, at each reporting date we reassess the actuarial estimate of the reserve for loss and loss adjustment expenses and record our best estimate. Consistent with prior reserve valuations, as claims data becomes more mature for prior accident years, actuarial estimates were refined to weigh certain actuarial methods more heavily in order to respond to any emerging trends in the paid and reported loss data. Pricing, reinsurance costs, legal environment, general economic conditions including changes in inflation and trade policies and many other factors impact our ultimate loss estimates. Refer to segment results for specific factors impacting our current accident year loss ratios.
Gross reserves for losses and loss adjustment expenses were $5,609.4 million and $5,798.6 million as of June 30, 2025 and December 31, 2024, respectively.
Underwriting, Acquisition and General Expenses
Underwriting, acquisition and general expenses for the three and six months ended June 30, 2025 were $87.4 million and $168.0 million, respectively, and $116.8 million and $233.9 million for the same periods ended 2024. The expense ratio for the three and six months ended June 30, 2025 was 38.0% and 38.2%, respectively, and 40.3% and 38.8% for the three and six months ended June 30, 2024. Underwriting, acquisition and general expenses includes amortization expense of value of business acquired (“VOBA”) and other intangible assets. The decrease in the expense ratio for the three and six month periods was primarily driven by a lower acquisition expense ratio as a result of business mix due to the businesses put into run-off having higher acquisition costs and lower non-acquisition costs.
Our underwriting, acquisition and general expenses are further discussed below by reporting segment under the heading “Segment Results.”

Income Tax Provision (Benefit)
The consolidated income tax provision represents the income tax expense or benefit associated with our operations based on the tax laws of the jurisdictions in which we operate. Therefore, the provision for income taxes represents taxes on net income for our U.S., United Kingdom, Barbados, and Italy operations. The Company recorded an income tax provision of $16.0 million and $24.3 million for the three and six months ended June 30, 2025. This is compared to the income tax provision of $5.6 million and $7.2 million for the same periods ended 2024.

The effective tax rate was 21.4% and 21.5% for the three and six months ended June 30, 2025 compared to the effective tax rate of 30.6% and 15.8% for the same periods ended 2024. For the three and six months ended June 30, 2025, the effective tax rate is aligned with statutory tax rates. For the three and six months ended June 30, 2024, the effective tax rate was impacted by prior period adjustments. Excluding the prior period adjustments, the effective tax rate for the three and six months ended June 30, 2024 was more aligned with statutory tax rates.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes provisions that allow for the immediate expensing of domestic research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation profits derived from foreign operations. The Company continues to evaluate the impact the new legislation will have on our estimated annual effective tax rate and cash tax position.
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
For additional segment information, refer to Note 13, “Segment Information” in the Notes to the Consolidated Financial Statements.
Casualty Lines
The following table summarizes the results of operations for the Casualty Lines segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net earned premiums	$156.4	$133.2	$300.5	$269.7
Net investment income	35.8	30.4	66.4	57.3
Total segment revenues	192.2	163.6	366.9	327.0
Less:
Losses and loss adjustment expenses	116.3	86.0	207.1	171.9
Underwriting, acquisition and general expenses	46.2	35.2	91.1	65.4
Other segment items (1)	4.4	5.0	8.8	9.0
Segment operating income (loss)	$25.3	$37.4	$59.9	$80.7
(1) Includes interest expense and fee and other expense (income), net.
Net Earned Premiums
Net earned premiums were $156.4 million and $300.5 million for the three and six months ended June 30, 2025, respectively, and $133.2 million and $269.7 million for the three and six months ended June 30, 2024, respectively. Premium growth was attributable to our casualty, construction, environmental and Bermuda business units and driven primarily by lower ceded earned premiums resulting from changes to our reinsurance structure.

Loss and Loss Adjustment Expenses
Loss and loss adjustment expenses were $116.3 million and $207.1 million for the three and six months ended June 30, 2025, respectively, and $86.0 million and $171.9 million for the three and six months ended June 30, 2024, respectively.
The loss ratios for the three and six months ended June 30, 2025 were 74.4% and 68.9%, respectively, and 64.6% and 63.7% for the three and six months ended June 30, 2024, respectively. The increase in both periods compared to 2024 is driven by net unfavorable prior-year reserve development.
Net unfavorable prior-year reserve development was $20.1 million and $20.9 million for the three and six months ended June 30, 2025, respectively, as compared to $3.5 million and $4.2 million for the same periods in 2024. The net unfavorable prior year reserve development for the three and six months ended June 30, 2025 was primarily related to construction and Bermuda Casualty exposures.
Underwriting, Acquisition and General Expenses
Underwriting, acquisition and general expenses were $46.2 million and $91.1 million for the three and six months ended June 30, 2025 as compared to $35.2 million and $65.4 million for the three and six months ended June 30, 2024.
The expense ratios were 29.5% and 30.3% for the three and six months ended June 30, 2025 and 26.4% and 24.3% for the same periods ended 2024.
The increase in expenses for the three months and six months ended June 30, 2025 compared to the same periods ended in 2024 was primarily attributed to lower ceding commissions due to the change in our reinsurance structure.
Specialty Lines
The following table summarizes the results of operations for the Specialty Lines segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net earned premiums	$65.1	$64.3	$126.1	$131.0
Net investment income	5.5	7.9	10.1	15.0
Total segment revenues	70.6	72.2	136.2	146.0
Less:
Losses and loss adjustment expenses	21.7	45.6	68.0	87.9
Underwriting, acquisition and general expenses	21.2	17.6	38.8	29.5
Other segment items (1)	0.6	1.4	1.3	2.4
Segment operating income (loss)	$27.1	$7.6	$28.1	$26.2
(1) Includes interest expense and fee and other expense (income), net.
Net Earned Premiums
Net earned premiums were $65.1 million and $126.1 million for the three and six months ended June 30, 2025, respectively, and $64.3 million and $131.0 million for the same periods ended 2024. The increase in net earned premiums compared to the prior period for the three months ended June 30, 2025 was primarily driven by new business in our garage and Bermuda property business units. The decline in net earned premiums for the six months ended June 30, 2025 was primarily due to remediation in our inland marine business and the cancellation of certain programs.
Loss and Loss Adjustment Expenses
Loss and loss adjustment expenses were $21.7 million and $68.0 million for the three and six months ended June 30, 2025 and $45.6 million and $87.9 million for the same periods ended 2024, respectively.
The loss ratios for the three and six months ended June 30, 2025 were 33.3% and 53.9% as compared to 70.9% and 67.1% for the three and six months ended June 30, 2024. The decrease in both periods compared to 2024 is driven by net favorable prior-year reserve development.

Net prior-year reserve development was $19.8 million and $19.7 million favorable for the three and six months ended June 30, 2025, as compared to $4.6 million and $5.3 million unfavorable for the same periods in 2024. The net favorable prior year reserve development for the three and six months ended June 30, 2025 was primarily related to garage and inland marine business.
Catastrophe losses for the three and six months ended June 30, 2025 were $7.5 million and $14.7 million, respectively. Catastrophe losses for the three and six months ended June 30, 2024 were $6.4 million and $12.2 million, respectively. Catastrophe losses for both 2025 and 2024 periods were mainly due to U.S. storms.
Underwriting, Acquisition and General Expenses
Underwriting, acquisition and general expenses were $21.2 million and $38.8 million for the three and six months ended June 30, 2025, as compared to $17.6 million and $29.5 million for the three and six months ended June 30, 2024. The increase was primarily driven by higher acquisition costs.
The expense ratios were 32.6% and 30.8% for the three and six months ended June 30, 2025 and 27.4% and 22.5% for the same periods in 2024. The increase in the overall expense ratio was primarily due to a higher acquisition expense ratio as a result of lower fronting fee income, new higher commission business in inland marine and Bermuda property, and changes in business mix.
Run-off Lines
The following table summarizes the results of operations for Run-off Lines:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net earned premiums	$8.2	$92.4	$13.1	$202.9
Net investment income	28.1	27.7	52.0	52.5
Total segment revenues	36.3	120.1	65.1	255.4
Less:
Losses and loss adjustment expenses	18.1	95.1	29.1	186.9
Underwriting, acquisition and general expenses	6.5	21.3	8.5	51.4
Other segment items (1)	3.0	4.6	6.5	8.3
Segment operating income (loss)	$8.7	$(0.9)	$21.0	$8.8
(1) Includes interest expense and fee and other expense (income), net.
Net Earned Premiums
Net earned premiums were $8.2 million and $13.1 million for the three and six months ended June 30, 2025 and $92.4 million and $202.9 million for the same periods in 2024, respectively. The reduction occurred primarily in professional lines, surety lines and public entity business as these lines continue to run-off.
Losses and Loss Adjustment Expenses
Loss and loss adjustment expenses were $18.1 million and $29.1 million for the three and six months ended June 30, 2025 and $95.1 million and $186.9 million for the same periods in 2024, respectively.
The loss ratios for the three and six months ended June 30, 2025 were 220.7% and 222.1% as compared to 102.9% and 92.1% for the three and six months ended June 30, 2024.
Net prior-year reserve development was $1.3 million and $1.4 million unfavorable for the three and six months ended June 30, 2025, as compared to $32.7 million and $56.1 million for the same periods in 2024.

Underwriting, Acquisition and General Expenses
Underwriting, acquisition and general expenses were $6.5 million and $8.5 million for the three and six months ended June 30, 2025, as compared to $21.3 million and $51.4 million for the three and six months ended June 30, 2024, respectively.
The expense ratios were 79.3% and 64.9% for the three and six months ended June 30, 2025 and 23.0% and 25.4% for the same periods in 2024.

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
Cash provided by or used in operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoveries and the payment of losses and expenses. For the six months ended June 30, 2025 and 2024, net cash used in operating activities was $5.6 million compared to net cash used in operating activities of $80.2 million, respectively. The increase in cash flows from operating activities in 2025 compared to 2024 was attributable to various fluctuations within our operating activities, and primarily related to the timing of reinsurance payments and recoveries, claim payments and premium cash receipts in the respective periods. The decrease in premium is a result of a strategic reassessment of our various lines of business.
For the six months ended June 30, 2025, net cash provided by investing activities was $304.2 million compared to net cash used in investing activities of $430.6 million for the same period in 2024. Net cash provided by investing activities in 2025 was mainly the result of sales and maturities of fixed maturity investments and proceeds from mortgage loans and private loans, partially offset by purchases of fixed maturity investments, private loan investments and equity securities. Net cash used in investing activities in 2024 was mainly the result of purchases of short-term investments, private loan investments, and mortgage loans offset by net proceeds from fixed maturity investments.
For the six months ended June 30, 2025, net cash used in financing activities was $5.3 million compared to $194.7 million net cash provided by in 2024. Net cash used in financing activities in 2025 was driven by the payment of cash dividends to preferred stockholders. Net cash provided by financing activities in 2024 was driven by the issuance of our shares of common stock to Brookfield Wealth Solutions Ltd. (formerly known as Brookfield Reinsurance Ltd.).
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
Letter of Credit Facilities
On June 30, 2025, letters of credit totaling $28.5 million were outstanding, of which $21.6 million were issued against the committed secured bilateral letter of credit facility and $6.9 million were issued against the uncommitted, secured bilateral letter of credit facility. Collateral with a market value of $37.3 million was pledged to these banks as security against these letters of credit.

Preferred Stock Dividends
On May 2, 2025, our Board of Directors declared a quarterly cash dividend in the amount of $437.50 per share on our 7.00% Resettable Fixed Rate Preferred Stock, Series A, par value of $1.00 per share, with a liquidation preference of $25,000 per share (the “Series A Preferred Stock”). Holders of depositary shares, each representing a 1/1,000th interest in a share of Series A Preferred Stock (the “Depositary Shares”), received $0.43750 per Depositary Share. On June 16, 2025, we paid $2.7 million to our stockholders of record, as of May 31, 2025, of the Series A Preferred Stock.
Condensed Consolidating Financial Information
Supplemental Guarantor Financial Information
In September 2012, the Company (the “Parent Guarantor”), through Argo Group US, Inc. (the “Subsidiary Issuer”), issued $143.8 million aggregate principal amount of the Subsidiary Issuer’s 6.5% Senior Notes due September 15, 2042 (the “Notes”). The Notes are unsecured and unsubordinated obligations of the Subsidiary Issuer and rank equally in right of payment with all of the Subsidiary Issuer’s other unsecured and unsubordinated debt. The Notes are guaranteed on a full and unconditional senior unsecured basis by the Parent Guarantor. The Notes may be redeemed, for cash, in whole or in part at the Subsidiary Issuer’s option, at any time and from time to time, prior to maturity at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date. The Company’s ability to repay the Notes largely depends on the availability of dividends or other statutorily permissible payments from subsidiaries.
This summarized financial information has been prepared in accordance with Regulation S-X Rule 13-01, Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and is not intended to present the financial position or results of operations of the obligor group in accordance with U.S. GAAP.
The following tables present summarized financial information related to the Senior Notes issued by the “Subsidiary Issuer" and the “Parent Guarantor” on a combined basis after elimination of (i) intercompany transactions and balances among the Parent Guarantor and the Subsidiary Issuer, (ii) equity in undistributed earnings from and investments in any other subsidiaries that are non-obligor group, and (iii) amounts due to, amounts due from, and transactions with (1) non-obligor subsidiaries and (2) affiliates are separately disclosed, as applicable. Obligor group consists of the Subsidiary Issuer and the Parent Guarantor.

Argo Group International Holdings, Inc. Obligor Group

Balance Sheet Information

As of
(in millions)	June 30, 2025
Total assets (1)	$23.8
Total liabilities (2)	378.8
Series A Preferred stock	137.1
(1) Includes $22.0 million of investments
(2) Includes $18.1 million and $62.1 million of due to (from) affiliates and intercompany notes payable, respectively, $291.8 million of debt, and $4.2 million of accrued underwriting expenses and other liabilities

Income Statement Information

For the Six Months Ended
(in millions)	June 30, 2025
Total revenue	$0.6
Total expenses (1)	15.6
Net income (loss)	(20.0)
Dividends on Series A Preferred stock	(5.3)
Net income (loss) attributable to common stockholders	(25.2)
(1) Includes interest expense of $14.5 million

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
Interest Rate Risk
Our primary market risk exposure on fixed maturity investments relates to interest rate risk and the changes in interest rates. Fluctuations in interest rates have a direct impact on the fair value of these securities. As interest rates rise, the fair value of our fixed maturity portfolio falls, and the converse is also true. We manage interest rate risk through an active portfolio management strategy that involves the selection of investments with appropriate characteristics such as duration, yield, currency and liquidity that are tailored to the anticipated cash outflow characteristics of our liabilities. A significant portion of our investment portfolio matures each year, allowing for reinvestment at current market rates. The model duration of the assets comprising our fixed maturity investment portfolio was 2.67 years and 2.66 years as of June 30, 2025 and December 31, 2024, respectively.
Credit Risk
We have exposure to credit risk on losses recoverable from reinsurers and receivables from insureds. Our controls to mitigate this risk include limiting our exposure to any one counterparty, evaluating the financial strength of our reinsurers, canceling policies, generally requiring minimum credit ratings and in certain cases receiving collateral from our reinsurers and insureds.
We also have exposure to credit risk in our investment holdings. Our risk management strategy and investment policy attempts to mitigate this risk by primarily investing in debt instruments of high credit quality issuers, limiting credit concentration, monitoring the credit quality of issuers and counterparties and diversifying issuers. The weighted average rating of our fixed maturity investments was A+ and A with 96.7% and 97.0% rated investment grade or better (BBB- or higher) as of June 30, 2025 and December 31, 2024, respectively.
We review our investments to identify and evaluate those that may have credit impairments on a quarterly basis, considering the historical performance of the security, available market information, and credit ratings, among other things. For fixed maturity securities, the review includes consideration of current ratings and actions of major rating agencies (Standard & Poor's, Moody's and Fitch). If a security has two ratings, the lower rating is used. If a security has three ratings, the middle rating is used. The following table reflects the credit quality of our fixed maturity portfolio as of June 30, 2025:

Other Fixed Maturities	Cost	Fair Value
AAA	$12.6	$12.8
AA	276.5	281.4
A	357.6	367.8
BBB	372.9	383.8
BB/B	20.9	22.7
CCC and Below	3.2	3.6
Unrated	0.1	0.1
Other Fixed Maturities	$1,043.8	$1,072.2

Structured Securities	Cost	Fair Value
AAA	$256.1	$268.4
AA	241.4	248.8
A	86.4	90.4
BBB	38.7	40.0
BB/B	14.4	14.8
CCC and Below	0.1	0.1
Unrated	16.0	16.0
Structured Securities	$653.1	$678.5

Total Fixed Maturities	Cost	Fair Value
AAA	$268.7	$281.2
AA	517.9	530.2
A	444.0	458.2
BBB	411.6	423.8
BB/B	35.3	37.5
CCC and Below	3.3	3.7
Unrated	16.1	16.1
Total Fixed Maturities	$1,696.9	$1,750.7
Our portfolio also includes alternative investments with a carrying value as of June 30, 2025 and December 31, 2024 of $572.2 million and $577.4 million (14.7% and 14.1% of total invested assets), respectively. We may invest in both long and short equities, corporate debt securities, currencies, real estate, commodities and derivatives. We attempt to mitigate our risk by selecting managers with extensive experience, proven track records and robust controls and processes. We also attempt to mitigate our risk by diversifying through multiple managers and different types of assets and asset classes.
Mortgage loans add portfolio diversification. These assets typically afford credit protections through covenants and deeper due diligence given information access. We also monitor debt service coverage ratios and loan-to-value ratios in our assessment of credit risk and exposure.
Equity Price Risk
We hold a diversified portfolio of equity securities with a fair value of $534.8 million and $413.0 million (13.7% and 10.1% of total invested assets) as of June 30, 2025 and December 31, 2024, respectively. Our equity securities are exposed to equity price risk which is defined as the potential for loss in fair value due to a decline in equity prices. We believe the diversification of our equity securities among various industries, market segments and issuers, as well as the use of multiple outside investment managers, mitigates our exposure to equity price risk.

Foreign Currency Risk
We have exposure to foreign currency risk in our insurance contracts and invested assets. We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance contracts that are payable in currencies other than the U.S. Dollar with cash and investments that are denominated in such currencies. We also use foreign exchange forward contracts to attempt to mitigate this risk. For the three and six months ended June 30, 2025, we recognized $8.7 million and $12.8 million of gross losses from foreign exchange contracts. For the three and six months ended June 30, 2024, we recognized $1.6 million and $3.0 million of gross gains and $2.0 million and $3.6 million of gross losses from foreign exchange contracts, for a net loss of $0.4 million and $0.6 million, respectively. The net losses are recorded in the Net investment and other gains (losses) in the Condensed Consolidated Statements of Income (Loss).
Item 4. Controls and Procedures
Argo Group, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2025, at the reasonable assurance level to ensure that information required to be disclosed by Argo Group in the reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Change in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting made during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On January 3, 2024, the Company filed a summons to stay the appraisal action pending judgment of the Judicial Committee of the Privy Council in the matter captioned “In re matter of Jardine Strategy Holdings Limited Case No: Civ/2022/14-31.” Hearings were held on July 9, 2024 and July 18, 2024. On December 3, 2024, the Court denied the stay application. The Court convened a Directions

Hearing on May 1 and 2, 2025 and heard arguments from the parties and proposals on the scope of discovery and schedule for trial. The Judge did not rule at the hearing but said she plans to issue a ruling in the near future. The Company intends to continue to defend this matter vigorously.

Capital Shield Action

In April 2025, Capital Shield, Inc. (“Plaintiff”) brought this action in the U.S. District Court Middle District of Florida against Amwins Access Insurance Services, LLC (“Amwins”) and Peleus Insurance Company (“Peleus”) alleging breach of contract claims against Amwins and further alleging Amwins and Peleus violated Section I of the Sherman Act. The allegations arise out of a Program Administrator Agreement between Amwins and Plaintiff in which Peleus was to act as an underwriter for the program. Plaintiff alleges that Peleus colluded with Amwins to restrain trade in violation of Section 1 of the Sherman Act, and this collusion deprived the insurance-buying public of the opportunity to purchase Plaintiff's product. Each of Amwins and Peleus has filed a motion to dismiss the Sherman Act claim (the only claim against Peleus).
Item 1A. Risk Factors
In addition to the other information set forth in this report, readers should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of Argo Group’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and “Part II, Item 1A. Risk Factors” of Argo Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (the “2025 Q1 Form 10-Q”), and in the Company’s other filings with the SEC, which could materially affect the Company’s business, financial condition, cash flows or future results. There have been no material changes from the risk factors previously disclosed in the 2024 Form 10-K and 2025 Q1 Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
A list of exhibits required to be filed as part of this report is set forth in the below Exhibit Index.
EXHIBIT INDEX

Exhibit Number	Description
10.1	Resignation Agreement, by and between Argo Group International Holdings, Inc. and Jessica Buss, dated April 2, 2025.
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Executive Officer
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGO GROUP INTERNATIONAL HOLDINGS, INC.

August 7, 2025	By	/s/ Christopher Donahue
Christopher Donahue
Chief Executive Officer

August 7, 2025	By	/s/ David Chan
David Chan
Chief Financial Officer